Form 10-Q
period 2010-06-30
Capitol Federal Financial Inc
filed 2010-08-19
CIK 1490906

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_________________

Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

                                                                                                 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  001-34814
_________________

Capitol Federal Financial, Inc.
(Exact name of registrant as specified in its charter)

                                              Maryland                                                                   27-2631712
                                                               (State or other jurisdiction of incorporation                                         (I.R.S. Employer
                                                                 or organization)                                                               Identification No.)

                                                                  700 Kansas Avenue, Topeka, Kansas                                             66603
                                                                     (Address of principal executive offices)                                          (Zip Code)

Registrant’s telephone number, including area code:
(785) 235-1341

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.   Yes ☐    No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ¨           Accelerated filer    ☐        Non-accelerated filer   ☑      Smaller Reporting Company   ☐
                                                                                              (do not check if a smaller
                                                                                                   reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☑

As of August 16, 2010, there were no shares of $0.01 par value Capitol Federal Financial, Inc. Common Stock outstanding.

Explanatory Note:

Capitol Federal Financial, Inc., a Maryland corporation (the “Registrant”), was organized to facilitate the “second-step” conversion of Capitol Federal Savings Bank (the “Bank”) from the mutual holding company structure to the stock holding company structure (the “Conversion”).  The Conversion is expected to be consummated in the fourth quarter of fiscal year 2010, at which time the Registrant will become the holding company for the Bank and will own all of the issued and outstanding shares of the Bank’s common stock.  As part of the Conversion, shares of the Registrant’s common stock will be issued and sold in an offering to certain depositors of the Bank and others and will also be issued in exchange for the currently issued and outstanding shares of Capitol Federal Financial, a federal corporation, the current mid-tier holding company for the Bank (“CFF”) held by persons other than Capitol Federal Savings Bank MHC (“MHC”).  The Registrant filed a registration statement on Form S-1 (File No. 333-166578) with the Securities and Exchange Commission (the “SEC”) on May 6, 2010, which was declared effective by the SEC on July 9, 2010.  The Conversion and related offering were conditionally approved by the Office of Thrift Supervision on July 9, 2010.  Completion of the Conversion and related offering is subject to, among other things, the receipt of final regulatory approvals and approval by CFF’s shareholders and the members of Capitol Federal Savings Bank MHC.  The information in this Form 10-Q is for CFF; certain information contained within may not be relevant for the Registrant.  Separate financial statements for the Registrant have not been included in this report because the Registrant, which has not issued any shares and has engaged only in organizational activities to date, has no significant assets, contingent or other liabilities, equity, revenues or expenses.  On July 8, 2010, the Registrant was capitalized with $1 thousand.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements
CAPITOL FEDERAL FINANCIAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars in thousands except per share data and amounts)

	June 30,	September 30,
	2010	2009
ASSETS:	(Unaudited)
Cash and cash equivalents (includes interest-earning deposits of $64,070 and $32,319)	$75,886	$41,154
Investment securities:
Available-for-sale (“AFS”) at estimated fair value (amortized cost of $56,735 and $235,185)	56,601	234,784
Held-to-maturity (“HTM”) at amortized cost (estimated fair value of $1,152,442 and $248,929)	1,146,463	245,920
Mortgage-backed securities (“MBS”):
AFS, at estimated fair value (amortized cost of $1,048,106 and $1,334,357)	1,106,815	1,389,211
HTM, at amortized cost (estimated fair value of $542,761 and $627,829)	513,808	603,256
Loans receivable, net (of allowance for loan losses (“ALLL”) of $15,677 and $10,150)	5,316,172	5,603,965
Bank-owned life insurance (“BOLI”)	54,350	53,509
Capital stock of Federal Home Loan Bank (“FHLB”), at cost	136,055	133,064
Accrued interest receivable	31,578	32,640
Premises and equipment, net	40,915	37,709
Real estate owned (“REO”), net	7,150	7,404
Prepaid federal insurance premium	22,285	--
Other assets	35,279	21,064
TOTAL ASSETS	$8,543,357	$8,403,680

LIABILITIES:
Deposits	$4,373,844	$4,228,609
Advances from FHLB	2,396,637	2,392,570
Other borrowings, net	713,609	713,609
Advance payments by borrowers for taxes and insurance	31,737	55,367
Income taxes payable	1,440	6,016
Deferred income tax liabilities, net	35,098	30,970
Accounts payable and accrued expenses	30,992	35,241
Total liabilities	7,583,357	7,462,382

STOCKHOLDERS’ EQUITY:
Preferred stock ($0.01 par value) 50,000,000 shares authorized; none issued	--	--
Common stock ($0.01 par value) 450,000,000 shares authorized, 91,512,287 shares issued; 73,990,978 and 74,099,355 shares outstanding as of June 30, 2010 and September 30, 2009, respectively	915	915
Additional paid-in capital	456,786	452,872
Unearned compensation, Employee Stock Ownership Plan (“ESOP”)	(6,553)	(8,066)
Unearned compensation, Recognition and Retention Plan (“RRP”)	(297)	(330)
Retained earnings	796,093	781,604
Accumulated other comprehensive income, net of tax	36,433	33,870
Less shares held in treasury (17,521,309 and 17,412,932 shares as of June 30, 2010 and September 30, 2009, respectively, at cost)	(323,377)	(319,567)
Total stockholders' equity	960,000	941,298
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,543,357	$8,403,680

See accompanying notes to consolidated financial statements.
<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars and share counts in thousands except per share data)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
INTEREST AND DIVIDEND INCOME:
Loans receivable	$68,990	$76,745	$213,831	$230,907
MBS	16,864	24,211	56,245	75,701
Investment securities	4,565	1,279	10,850	3,560
Capital stock of FHLB	1,005	793	2,991	2,351
Cash and cash equivalents	61	50	162	167
Total interest and dividend income	91,485	103,078	284,079	312,686

INTEREST EXPENSE:
FHLB advances	24,417	25,307	73,535	81,505
Deposits	19,149	24,705	61,030	76,201
Other borrowings	7,032	7,144	21,090	21,978
Total interest expense	50,598	57,156	155,655	179,684

NET INTEREST AND DIVIDEND INCOME	40,887	45,922	128,424	133,002
PROVISION FOR LOAN LOSSES	1,816	3,112	8,131	5,768
NET INTEREST AND DIVIDEND INCOME AFTER PROVISION FOR LOAN LOSSES	39,071	42,810	120,293	127,234

OTHER INCOME:
Retail fees and charges	4,681	4,671	13,617	13,271
Insurance commissions	573	528	1,908	1,892
Loan fees	670	564	1,925	1,730
Income from BOLI	351	262	842	887
Gain on securities, net	--	--	6,454	--
Gain on loans receivable, net	972	1,629	1,135	2,169
Other income, net	507	578	1,540	1,900
Total other income	7,754	8,232	27,421	21,849

OTHER EXPENSES:
Salaries and employee benefits	10,858	10,715	32,197	32,447
Communications, information technology, and occupancy	3,703	3,936	11,499	11,428
Federal insurance premium	1,835	5,307	5,494	5,700
Advertising and promotional	1,295	1,704	4,276	5,393
Deposit and loan transaction costs	1,238	1,276	3,934	3,998
Regulatory and outside services	927	857	3,369	2,986
Postage and office supplies	439	582	1,853	2,030
Other expenses, net	329	2,034	3,851	6,650
Total other expenses	20,624	26,411	66,473	70,632
INCOME BEFORE INCOME TAX EXPENSE	26,201	24,631	81,241	78,451
INCOME TAX EXPENSE	9,443	9,155	28,848	28,991
NET INCOME	$16,758	$15,476	$52,393	$49,460

Basic earnings per common share	$0.23	$0.21	$0.72	$0.68
Diluted earnings per common share	$0.23	$0.21	$0.72	$0.68
Dividends declared per public share	$0.50	$0.50	$1.79	$1.61

Basic weighted average common shares	73,273,472	73,172,822	73,251,516	73,116,212
Diluted weighted average common shares	73,297,126	73,232,496	73,273,409	73,189,501

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

						Accumulated
		Additional	Unearned	Unearned		Other		Total
	Common	Paid-In	Compensation	Compensation	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Capital	ESOP	RRP	Earnings	Income	Stock	Equity

Balance at October 1, 2009	$915	$452,872	$(8,066)	$(330)	$781,604	$33,870	$(319,567)	$941,298
Comprehensive income:
Net income					52,393			52,393
Other comprehensive income:
Changes in unrealized gain/losses on securities AFS, net of deferred income taxes of $1,559						2,563		2,563
Total comprehensive income								54,956

ESOP activity, net		3,514	1,513					5,027
RRP activity, net		122		(163)			47	6
Stock based compensation - stock options and RRP		174		196				370
Acquisition of treasury stock							(4,019)	(4,019)
Stock options exercised		104					162	266
Dividends on common stock to stockholders $1.79 per public share					(37,904)			(37,904)
Balance at June 30, 2010	$915	$456,786	$(6,553)	$(297)	$796,093	$36,433	$(323,377)	$960,000

See accompanying notes to consolidated financial statements.

<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Nine Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,393	$49,460
Adjustments to reconcile net income to net cash provided by operating activities:

FHLB stock dividends	(2,991)	(2,351)
Provision for loan losses	8,131	5,768
Originations of loans receivable held-for-sale ("LHFS")	(32,811)	(858)
Proceeds from sales of LHFS	28,505	97,838
Amortization and accretion of premiums and discounts on MBS and investment securities	4,449	1,377
Depreciation and amortization of premises and equipment	3,487	3,751
Amortization of deferred amounts related to FHLB advances, net	4,942	2,208
Common stock committed to be released for allocation - ESOP	5,027	6,166
Stock based compensation - stock options and RRP	370	475
Gain on the sale of trading securities received in the loan swap transaction	(6,454)	--
Changes in:
Prepaid federal insurance premium	(22,285)	--
Accrued interest receivable	1,062	876
Other assets, net	(9,908)	620
Income taxes payable/receivable	(2,002)	1,840
Accounts payable and accrued expenses	(4,249)	1,010
Net cash provided by operating activities	27,666	168,180

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of trading securities received in the loan swap transaction	199,144	--
Proceeds from maturities or calls of investment securities AFS	177,069	45,032
Purchases of investment securities AFS	--	(255,046)
Proceeds from maturities or calls of investment securities HTM	153,115	39,600
Purchases of investment securities HTM	(1,055,442)	(10,116)
Principal collected on MBS AFS	284,951	227,574
Purchases of MBS AFS	--	(169,452)
Principal collected on MBS HTM	94,496	125,176
Purchases of MBS HTM	(5,032)	(3,217)
Proceeds from the redemption of capital stock of FHLB	--	3,688
Purchases of capital stock of FHLB	--	(9,002)
Loan originations, net of principal collected	45,798	(196,002)
Loan purchases, net of principal collected	30,960	(133,849)
Net deferred fee activity	131	1,330
Purchases of premises and equipment	(6,735)	(8,944)
Proceeds from sales of REO	9,538	6,047
Net cash used in investing activities	(72,007)	(337,181)

(Continued)

	For the Nine Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(37,904)	(33,621)
Deposits, net of withdrawals	145,235	251,368
Proceeds from advances/line of credit from FHLB	300,000	1,561,102
Repayments on advances/line of credit from FHLB	(300,000)	(1,561,102)
Deferred FHLB prepayment penalty	(875)	(38,388)
Change in advance payments by borrowers for taxes and insurance	(23,630)	(22,801)
Acquisitions of treasury stock	(4,019)	(2,426)
Stock options exercised	178	1,316
Excess tax benefits from stock options	88	516
Net cash provided by financing activities	79,073	155,964

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,732	(13,037)
CASH AND CASH EQUIVALENTS:
Beginning of period	41,154	87,138
End of period	$75,886	$74,101

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$30,757	$27,116
Interest payments, net of interest credited to deposits	$90,053	$103,229

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to REO	$9,014	$7,320

Transfer of loans receivable to LHFS, net	$--	$94,672

Swap of loans for trading securities	$193,889	$--

(Concluded)
See accompanying notes to consolidated financial statements.
<Index>

Notes to Consolidated Financial Statements (Unaudited)

1.   Basis of Financial Statement Presentation

The accompanying consolidated financial statements of Capitol Federal Financial and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, filed with the Securities and Exchange Commission (“SEC”).  Interim results are not necessarily indicative of results for a full year.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods.  Significant estimates include the ALLL, other-than-temporary declines in the fair value of securities, and fair value measurements. Actual results could differ from those estimates.  See “Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.”

The Board of Directors of Capitol Federal Savings Bank MHC (“MHC”), the Company and Capitol Federal Savings Bank (the “Bank”) adopted a Plan of Conversion and Reorganization (the “Plan”) on May 5, 2010. Pursuant to the Plan, MHC will convert from the mutual holding company form of organization to a stock form of organization.  MHC will be merged into the Company, and MHC will no longer exist. Pursuant to the Plan, the Company, which owns 100% of the Bank, also will be succeeded by a new Maryland corporation, named Capitol Federal Financial, Inc. As part of the conversion, MHC’s ownership interest of the Company will be offered for sale in a public offering. The existing publicly held shares of the Company, which represents the remaining ownership interest in the Company, will be exchanged for new shares of common stock of Capitol Federal Financial, Inc., the new Maryland corporation. The exchange ratio will ensure that immediately after the conversion and public offering, the public stockholders of the Company will own the same aggregate percentage of Capitol Federal Financial, Inc. common stock that they owned of the Company common stock immediately prior to that time. When the conversion and public offering are completed, all of the outstanding capital stock of the Bank will be owned by Capitol Federal Financial, Inc. and all of the outstanding capital stock of Capitol Federal Financial, Inc. will be owned by the public.  The conversion and reorganization is expected to be completed by the end of fiscal year 2010, subject to the receipt of final regulatory approvals and approval by the Company’s shareholders and the members of MHC.

The Plan provides for the establishment, upon the completion of the reorganization, of special “liquidation accounts” at Capitol Federal Financial, Inc. and at the Bank for the benefit of certain depositors of the Bank in an amount equal to MHC’s ownership interest in the retained earnings of the Company as of the date of the latest balance sheet contained in the prospectus for the public offering. Following the completion of the reorganization, under the rules of the Office of Thrift Supervision (“OTS”), neither Capitol Federal Financial, Inc. nor the Bank, will be permitted to pay dividends on its capital stock to its stockholders, if stockholders’ equity would be reduced below the amount of its liquidation account.

In addition, Capitol Federal Financial, Inc. intends to fund a $40.0 million cash contribution to the Bank’s charitable foundation in connection with the conversion.

Direct costs of the conversion and public offering will be deferred and reduce the proceeds from the shares sold in the public offering.  If the conversion and public offering are not completed, all costs will be charged to expense in the period in which the public offering is terminated.  As of June 30, 2010, the Company had deferred $3.3 million in costs related to the offering.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank and Capitol Federal Financial, Inc.  The Bank has a wholly-owned subsidiary, Capitol Funds, Inc.  Capitol Funds, Inc. has a wholly-owned subsidiary, Capitol Federal Mortgage Reinsurance Company.  All intercompany accounts and transactions have been eliminated.

2.   Recent Accounting Pronouncements

Effective October 1, 2009, the Company adopted new authoritative accounting guidance under Accounting Standards Codification (“ASC”) 260, Earnings Per Share, which provides that unvested share-based payment awards containing nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. The Company determined that its unvested RRP awards are participating securities.  This new guidance requires retrospective adjustment to all prior-period EPS data presented. The Company has participating securities related to the Company’s stock incentive plans in the form of unvested restricted common shares. However, these participating securities do not have an impact on the Company’s EPS.

In June 2009, the Financial Accounting Standards Board (“FASB”)  issued Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets an Amendment of FASB Statement No. 140.  SFAS No. 166 was codified into ASC 860, Transfers of Servicing Assets by Accounting Standards Update (“ASU”)  2009-16.  The objective of SFAS No. 166 is to improve the relevance, representational faithfulness, and comparability of the information provided in the financial statements related to the transfer of financial assets; the effects of a transfer on the company’s financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009, which for the Company is October 1, 2010.  Early adoption is prohibited.  The Company has not yet completed its assessment of the impact of SFAS No. 166.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).  SFAS No. 167 was codified into ASC 810, Consolidation by ASU 2009-17.  SFAS No. 167 does not change many of the key principles for determining whether an entity is a variable interest entity consistent with the ASC on “Consolidation.” SFAS No. 167 does amend many important provisions of the existing guidance on “Consolidation.”  SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009, which for the Company is October 1, 2010.  Early adoption is prohibited.  The Company has not yet completed its assessment of the impact of SFAS No. 167.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures About Fair Value Measurements, which amends ASC 820-10 to require new disclosures about transfers in and out of Level 1 and Level 2 fair value measurements and the roll forward of activity in Level 3 fair value measurements.  ASU 2010-06 also clarifies existing disclosure requirements regarding the level of disaggregation of each class of assets and liabilities within a line item in the statement of financial condition and clarifies that a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3 fair value measurements.   The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the new disclosures about the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  Since the provisions of ASU 2010-06 are disclosure related, the Company’s adoption of this guidance did not have an impact on its financial condition or results of operations.

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, which amends ASC 855, Subsequent Events to address implementation issues of ASC 855.  ASU 2010-09 requires SEC filers to evaluate subsequent events through the date the financial statements are issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated.  The ASU was effective immediately for the Company. Since the provisions of ASU 2010-09 are disclosure related, the Company’s adoption of this guidance did not have an impact on its financial condition or results of operations.

3.   Earnings Per Share

The Company accounts for the 3,024,574 shares acquired by its ESOP and the shares awarded pursuant to its RRP in accordance with ASC 260, which requires that unvested RRP awards that contain nonforfeitable rights to dividends be treated as participating securities in the computation of EPS pursuant to the two-class method. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. Shares acquired by the ESOP are not considered in the basic average shares outstanding until the shares are committed for allocation or vested to an employee’s individual account.

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands, except share and per share data)
Net income (1)	$16,758	$15,476	$52,393	$49,460

Average common shares outstanding	73,172,098	73,071,448	73,200,737	73,065,433
Average committed ESOP shares outstanding	101,374	101,374	50,779	50,779
Total basic average common shares outstanding	73,273,472	73,172,822	73,251,516	73,116,212

Effect of dilutive RRP shares	2,029	3,842	3,182	5,626
Effect of dilutive stock options	21,625	55,832	18,711	67,663

Total diluted average common shares outstanding	73,297,126	73,232,496	73,273,409	73,189,501

Net EPS:
Basic	$0.23	$0.21	$0.72	$0.68
Diluted	$0.23	$0.21	$0.72	$0.68

Antidilutive stock options and RRP, excluded from the diluted average common shares outstanding calculation	101,850	74,050	219,252	74,050

(1) Net income available to participating securities (unvested RRP shares) was inconsequential for the three and nine month periods ended June 30, 2010 and June 30, 2009.

4.   Fair Value of Financial Instruments

Fair Value Measurements - ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at June 30, 2010.  The Company’s AFS securities are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as REO and impaired loans. These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.

In accordance with ASC 820, the Company groups its assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets.

•
Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•
Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models, and similar techniques. The results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability.

The Company bases its fair values on the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.  As required by ASC 820, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

The following is a description of valuation methodologies used for assets measured at fair value on a recurring basis.

AFS Securities
The Company’s AFS securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders' equity.  The Company’s major security types based on the nature and risks of the securities are included in the table below.  The majority of the securities within the AFS portfolio are issued by U.S. government-sponsored enterprises (“GSEs”).  The fair values for all AFS securities are based on quoted prices for similar securities.  Various modeling techniques are used to determine pricing for the Company’s securities, including option pricing and discounted cash flow models. The inputs to these models may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.  The Company is responsible for the valuation process and as part of this process may use data from outside sources in establishing fair value. The Company performs due diligence to understand the inputs used or how the data was calculated or derived. The Company corroborates the reasonableness of the valuation process.  There are some AFS securities in the AFS portfolio that have significant unobservable inputs requiring the independent pricing services to use some judgment in pricing the related securities.  These AFS securities are classified as Level 3.  All other AFS securities are classified as Level 2.

The following table provides the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a recurring basis, which consists of AFS securities, at June 30, 2010.

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)(1)
	(Dollars in thousands)
GSE debentures	$50,647	$--	$50,647	$--
Municipal bonds	2,799	--	2,799	--
Trust preferred securities	3,155	--	--	3,155
MBS	1,106,815	--	1,106,815	--
	$1,163,416	$--	$1,160,261	$3,155

(1)
The Company’s Level 3 AFS securities have had no activity since September 30, 2009, except for reductions in net unrealized losses recognized in other comprehensive income.  Reductions of net unrealized losses included in other comprehensive income for the three and nine months ended June 30, 2010 was $65 thousand and $674 thousand, respectively.

The following is a description of valuation methodologies used for significant assets measured at fair value on a non-recurring basis.

Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Impaired loans at June 30, 2010 were $53.9 million. Substantially all of the Bank’s impaired loans at June 30, 2010 were secured by residential real estate.  These impaired loans are individually assessed to ensure that the carrying value of the loan is not in excess of the fair value of the collateral, less estimated selling costs. Fair value is estimated through current appraisals, automated valuation models (“AVMs”), broker price opinions (“BPOs”) or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3. Based on this evaluation, the Company maintained an ALLL of $4.9 million at June 30, 2010 for such impaired loans.

REO
REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower of cost or fair value.  Fair value is estimated through current appraisals, AVMs, BPOs, or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  The fair value of REO at June 30, 2010 was $7.2 million. During the three and nine months ended June 30, 2010, charge-offs to the ALLL related to loans that were transferred to REO were $493 thousand and $1.1 million, respectively. Write downs related to REO that were charged to other expense were $163 thousand and $508 thousand for the three and nine months ended June 30, 2010.

The following table provides the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at June 30, 2010.

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Impaired loans	$53,909	$--	$--	$53,909
REO	7,150	--	--	7,150
	$61,059	$--	$--	$61,059

Fair Value Disclosures
The Company determined estimated fair value amounts using available market information and a selection from a variety of valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts.  The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2010 and September 30, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates.

The estimated fair values of the Company’s financial instruments as of June 30, 2010 and September 30, 2009 are as follows.

	At		At
	June 30, 2010		September 30, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$75,886	$75,886	$41,154	$41,154
Investment securities:
AFS	56,601	56,601	234,784	234,784
HTM	1,146,463	1,152,442	245,920	248,929
MBS:
AFS	1,106,815	1,106,815	1,389,211	1,389,211
HTM	513,808	542,761	603,256	627,829
Loans receivable	5,316,172	5,567,654	5,603,965	5,801,724
BOLI	54,350	54,350	53,509	53,509
Capital stock of FHLB	136,055	136,055	133,064	133,064
Financial liabilities:
Deposits	4,373,844	4,433,422	4,228,609	4,294,454
Advances from FHLB	2,396,637	2,582,433	2,392,570	2,554,206
Other borrowings	713,609	744,660	713,609	742,301

The following methods and assumptions were used to estimate the fair value of the financial instruments:

Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents are considered to approximate their fair value due to the nature of the financial asset.

Investment Securities and MBS - Estimated fair values of securities are based on one of three methods:  1) quoted market prices where available, 2) quoted market prices for similar instruments if quoted market prices are not available, 3) unobservable data that represents the Bank’s assumptions about items that market participants would consider in determining fair value where no market data is available.  AFS securities are carried at estimated fair value.  HTM securities are carried at amortized cost.

Loans Receivable - Fair values are estimated for portfolios with similar financial characteristics.  Loans are segregated by type, such as one- to four-family residential mortgages, multi-family residential mortgages, nonresidential and installment loans.  Each loan category is further segmented into fixed and adjustable interest rate categories.  Market pricing sources are used to approximate the estimated fair value of fixed- and adjustable-rate one- to four-family residential mortgages.  For all other loan categories, future cash flows are discounted using the LIBOR curve plus a margin at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturity.

BOLI - The carrying value of BOLI is considered to approximate its fair value due to the nature of the financial asset.

Capital Stock of FHLB - The carrying value of FHLB stock equals cost.  The fair value is based on redemption at par value.

Deposits - The estimated fair value of demand deposits, savings and money market accounts is the amount payable on demand at the reporting date. The estimated fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using a margin to the LIBOR curve.

Advances from FHLB - The estimated fair value of advances from FHLB is determined by discounting the future cash flows of each advance using a margin to the LIBOR curve.

Other Borrowings - Other borrowings consists of repurchase agreements and Junior Subordinated Deferrable Interest Debentures (“the debentures”). The estimated fair value of the repurchase agreements is determined by discounting the future cash flows of each agreement using a margin to the LIBOR curve.  The debentures have a variable rate structure, with the ability to redeem at par; therefore, the carrying value of the debentures approximates their estimated fair value.

5.   Securities

The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS and HTM securities at June 30, 2010 and September 30, 2009.  The majority of the MBS and investment portfolios are composed of securities issued by U.S. GSEs.
	June 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$50,347	$300	$--	$50,647
Municipal bonds	2,653	146	--	2,799
Trust preferred securities	3,735	--	580	3,155
MBS	1,048,106	58,739	30	1,106,815
	1,104,841	59,185	610	1,163,416
HTM:
GSE debentures	1,075,564	3,976	--	1,079,540
Municipal bonds	70,899	2,046	43	72,902
MBS	513,808	28,954	1	542,761
	1,660,271	34,976	44	1,695,203

	$2,765,112	$94,161	$654	$2,858,619

	September 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$228,743	$1,132	$--	$229,875
Municipal bonds	2,668	131	--	2,799
Trust preferred securities	3,774	--	1,664	2,110
MBS	1,334,357	55,552	698	1,389,211
	1,569,542	56,815	2,362	1,623,995
HTM:
GSE debentures	175,394	535	--	175,929
Municipal bonds	70,526	2,514	40	73,000
MBS	603,256	24,645	72	627,829
	849,176	27,694	112	876,758

	$2,418,718	$84,509	$2,474	$2,500,753

At June 30, 2010 and September 30, 2009, the MBS held within our portfolio were issued by Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), or Government National Mortgage Association (“GNMA”), with the exception of $3.6 million and $4.6 million at those respective dates, which were issued by a private issuer.  The following table presents the carrying value of the MBS in our portfolio by issuer:

	At
	June 30, 2010	September 30, 2009
	(Dollars in thousands)
FNMA	$846,439	$1,035,271
FHLMC	767,992	949,639
GNMA	2,552	2,921
Private Issuer	3,640	4,636
	$1,620,623	$1,992,467

The following table presents the taxable and non-taxable components of interest income on investment securities for the three and nine months ended June 30, 2010 and 2009:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Taxable	$4,031	$777	$9,243	$2,077
Non-taxable	534	502	1,607	1,483
	$4,565	$1,279	$10,850	$3,560

On a quarterly basis, management conducts a formal review of securities for the presence of an other-than-temporary impairment (“OTTI”).  Management assesses whether an OTTI is present when the fair value of a security is less than its amortized cost basis at the balance sheet date.  For such securities, OTTI is considered to have occurred if 1) the Company intends to sell the security, 2) if it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, or 3) if the present value of expected cash flows is not sufficient to recover the entire amortized cost.

The following tables summarize the estimated fair value and gross unrealized losses of those securities on which an unrealized loss at June 30, 2010 and September 30, 2009 was reported and the continuous unrealized loss position for the twelve months prior to June 30, 2010 and September 30, 2009 or for a shorter period of time, as applicable.

	June 30, 2010
	Less Than			Equal to or Greater
	12 Months			Than 12 Months
		Estimated	Unrealized		Estimated	Unrealized
	Count	Fair Value	Losses	Count	Fair Value	Losses
AFS:	(Dollars in thousands)
Trust preferred securities	--	$--	$--	1	$3,155	$580
MBS	2	20,133	28	4	636	2
	2	$20,133	$28	5	$3,791	$582

HTM:
GSE debentures	1	$24,938	$--	--	$--	$--
Municipal bonds	3	1,451	12	3	1,943	32
MBS	1	2,315	--	1	49	--
	5	$28,704	$12	4	$1,992	$32

	September 30, 2009
	Less Than			Equal to or Greater
	12 Months			Than 12 Months
		Estimated	Unrealized		Estimated	Unrealized
	Count	Fair Value	Losses	Count	Fair Value	Losses
AFS:	(Dollars in thousands)
Trust preferred securities	--	$--	$--	1	$2,110	$1,664
MBS	16	57,157	600	37	15,804	98
	16	$57,157	$600	38	$17,914	$1,762

HTM:
Municipal bonds	4	$1,930	$36	1	$495	$4
MBS	3	5,563	26	4	11,043	46
	7	$7,493	$62	5	$11,538	$50

The unrealized losses are primarily a result of increases in market yields from the time of purchase.  In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired.  Additionally, the impairment is also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity.

The amortized cost and estimated fair value of securities by remaining contractual maturity without consideration for call features or pre-refunding dates as of June 30, 2010 are shown below.  Actual maturities of MBS may differ from contractual maturities because borrowers have the right to prepay obligations, generally without penalty.  Maturities of MBS depend on the repayment characteristics and experience of the underlying financial instruments.

	AFS		HTM
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
One year or less	$25,347	$25,494	$2,978	$3,021
One year through five years	25,580	25,766	1,071,795	1,076,442
Five years through ten years	139,540	150,380	340,396	359,916
Ten years and thereafter	914,374	961,776	245,102	255,824
	$1,104,841	$1,163,416	$1,660,271	$1,695,203

Issuers of certain investment securities have the right to call and prepay obligations with or without prepayment penalties.  As of June 30, 2010, the amortized cost of the securities in our portfolio which are callable or have pre-refunding dates within one year totaled $1.06 billion.

As of June 30, 2010 and September 30, 2009, the Bank had pledged AFS and HTM MBS with an amortized cost of $714.5 million and $764.4 million, respectively, and an estimated fair value of $757.2 million and $797.0 million, respectively, as collateral for repurchase agreements.  The securities pledged as collateral for the repurchase agreements can be repledged by the counterparties.  As of June 30, 2010 and September 30, 2009, the Bank also had pledged AFS and HTM MBS with an amortized cost of $173.3 million and $193.6 million, respectively, and an estimated fair value of $184.6 million and $202.8 million, respectively, as collateral for public unit depositors, and discount window borrowings and treasury, tax, and loan requirements at the Federal Reserve Bank (“FRB”).  As of June 30, 2010, there were no securities pledged for treasury, tax, and loan requirements at the FRB.

During the quarter ended December 31, 2009, the Bank swapped $194.8 million of originated fixed-rate mortgage loans with the FHLMC for MBS (“loan swap transaction”).  The MBS received in the loan swap transaction were classified as trading securities prior to their subsequent sale by the Bank.  Proceeds from the sale of these securities were $199.1 million, resulting in a gross realized gain of $6.5 million.  The gain is included in gain on securities, net in the consolidated statements of income for the nine months ended June 30, 2010.

6.  Subsequent Events

In preparing these financial statements, we have evaluated events occurring subsequent to June 30, 2010, for potential recognition and disclosure.  There have been no material events or transactions which would require adjustments to the consolidated financial statements at June 30, 2010.

Subsequent to June 30, 2010, the Company received conditional approval from the OTS to reorganize from a two-tier mutual holding company structure to a stock holding company structure and commence a “second-step” stock offering of new shares of common stock.  Additionally, the registration statement relating to the sale of common stock by the new holding company for the Bank, Capitol Federal Financial, Inc., was declared effective by the SEC.  Completion of the conversion and offering is subject to, among other things, the receipt of final regulatory approvals and approval by the Company’s shareholders and  the members of MHC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company and its wholly-owned subsidiaries may from time to time make written or oral “forward-looking statements,” including statements contained in documents filed or furnished by the Company with the SEC.  These forward-looking statements may be included in this Quarterly Report on Form 10-Q and the exhibits attached to it, in the Company’s reports to stockholders, in the Company’s press releases, and in other communications by the Company, which are made in good faith by us pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control.  The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our future results to differ materially from the plans, objectives, goals, expectations, anticipations, estimates and intentions expressed in the forward-looking statements:

•	our ability to continue to maintain overhead costs at reasonable levels;
•	our ability to continue to originate a significant volume of one- to four-family mortgage loans in our market area;
•	our ability to acquire funds from or invest funds in wholesale or secondary markets;
•
the future earnings and capital levels of the Bank and the continued non-objection by our primary regulator, the OTS, to distribute capital from the Bank to the Company, which could affect the ability of the Company to pay dividends in accordance with its dividend policies;

•
the continued ability of the MHC to waive the receipt of dividends from the Company, the loss of which, whether due to a change in law, regulation or regulatory policy or otherwise, could adversely affect the ability of the Company to pay dividends in accordance with its dividend policies;

•	fluctuations in deposit flows, loan demand, and/or real estate values, as well as unemployment levels, which may adversely affect our business;
•	the credit risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the ALLL;
•	results of examinations of the Bank by the OTS, including the possibility that the OTS may, among other things, require the Bank to increase its ALLL;
•	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
•	the effects of, and changes in, foreign and military policies of the United States Government;
•	inflation, interest rate, market and monetary fluctuations;
•	our ability to access cost-effective funding;
•
the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;

•	the willingness of users to substitute competitors’ products and services for our products and services;
•	our success in gaining regulatory approval of our products and services and branching locations, when required;
•
the impact of changes in financial services laws and regulations, including laws concerning taxes, banking, securities and insurance and the impact of other governmental initiatives affecting the financial services industry;

•	implementing business initiatives may be more difficult or expensive than anticipated;
•	technological changes;
•	acquisitions and dispositions;
•	changes in consumer spending and saving habits; and
•	our success at managing the risks involved in our business

This list of important factors is not all inclusive.  We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

As used in this Form 10-Q, unless we specify otherwise, “the Company,” “we,” “us,” and “our” refer to Capitol Federal Financial, a United States corporation. “Capitol Federal Savings,” and “the Bank,” refer to Capitol Federal Savings Bank, a federal savings bank and the wholly-owned subsidiary of Capitol Federal Financial. “MHC” refers to Capitol Federal Savings Bank MHC, a mutual holding company and majority-owner of Capitol Federal Financial.

The following discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company.  It should be read in conjunction with the consolidated financial statements and notes presented in this report.  The discussion includes comments relating to the Bank, since the Bank is wholly-owned by the Company and comprises the majority of its assets and is the principal source of income for the Company.  This discussion and analysis should be read in conjunction with management’s discussion and analysis included in the Company’s 2009 Annual Report on Form 10-K filed with the SEC.

Executive Summary

The following summary should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations in its entirety.

The Board of Directors of MHC, the Company and the Bank adopted a Plan of Conversion and Reorganization on May 5, 2010. Pursuant to the Plan, MHC will convert from the mutual holding company form of organization to a stock form of organization.  MHC will be merged into the Company, and MHC will no longer exist.  As part of the conversion, MHC’s ownership interest of the Company will be offered for sale in a public offering. The existing publicly held shares of the Company, which represents the remaining ownership interest in the Company, will be exchanged for new shares of common stock of Capitol Federal Financial, Inc. the new Maryland corporation.  When the conversion and public offering are completed, all of the outstanding capital stock of the Bank will be owned by Capitol Federal Financial, Inc. and all of the outstanding capital stock of Capitol Federal Financial, Inc. will be owned by the public.

Our principal business consists of attracting deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences.  We also originate consumer loans, loans secured by first mortgages on non-owner-occupied one- to four-family residences, construction loans secured by one- to four-family residences, commercial real estate loans, and multi-family real estate loans.  While our primary business is the origination of one- to four-family loans funded through retail deposits, we also purchase whole loans and invest in certain investment securities and MBS, and use FHLB advances, repurchase agreements and other borrowings as additional funding sources.

The Company is significantly affected by prevailing economic conditions, including federal monetary and fiscal policies and federal regulation of financial institutions.  Deposit balances are influenced by a number of factors, including interest rates paid on competing personal investment products, the level of personal income, and the personal rate of savings within our market areas.  Lending activities are influenced by the demand for housing and other loans, changing loan underwriting guidelines, as well as interest rate pricing competition from other lending institutions.  The primary sources of funds for lending activities include deposits, loan repayments, investment income, borrowings, and funds provided from operations.

The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, MBS, investment securities and cash, and the interest paid on deposits and borrowings.  On a weekly basis, management reviews deposit flows, loan demand, cash levels, and changes in several market rates to assess all pricing strategies.  The Bank generally prices its first mortgage loan products based on secondary market and competitor pricing.  Generally, deposit pricing is based upon a survey of competitors in the Bank’s market areas, and the need to attract funding and retain maturing deposits.  The majority of our loans are fixed-rate products with maturities up to 30 years, while the majority of our deposits have maturity or reprice dates of less than two years.

During the first nine months of fiscal year 2010, the economy began to show signs of recovery, as evidenced by increases in consumer spending and the stabilization of the labor market, the housing sector, and financial markets.  However, unemployment levels remained elevated and unemployment periods prolonged, housing prices remained depressed and demand for housing was weak, due to distressed sales and tightened lending standards.  In an effort to support mortgage lending and housing market recovery, and to help improve credit conditions overall, the Federal Open Market Committee of the Federal Reserve has maintained the overnight lending rate between zero and 25 basis points since December 2008.

Total assets increased $139.7 million, from $8.40 billion at September 30, 2009 to $8.54 billion at June 30, 2010, due primarily to growth in the deposit portfolio, which was used to fund investment security purchases.  During the current quarter, the Bank prepaid $200.0 million of fixed-rate FHLB advances with a weighted average contractual rate of 4.63%.  The prepaid advances were replaced with $200.0 million of fixed-rate FHLB advances with a weighted average contractual interest rate of 3.17% and a term of 84 months.  The Bank paid an $875 thousand prepayment penalty to the FHLB as a result of prepaying the FHLB advances, which was deferred as an adjustment to the carrying value of the new advances, effectively increasing the interest rate on the new advances 7 basis points to 3.24%.

Non-performing loans increased $2.3 million from $30.9 million at September 30, 2009 to $33.2 million at June 30, 2010.  The balance of non-performing loans continues to remain at historically high levels due to the continued elevated level of unemployment coupled with the decline in real estate values, particularly in some of the states in which we have purchased loans.  Despite the current economic operating environment and some deterioration in our portfolio, particularly the purchased loan portfolio, we believe that our overall credit quality continued to compare favorably to the industry and our peers.  The Bank recorded a provision for loan losses of $1.8 million during the current quarter, resulting in a provision for loan losses of $8.1 million fiscal year-to-date.  The $1.8 million recorded during the current quarter was primarily due to specific valuation allowances (“SVAs”) on purchased loans as a result of receiving updated real estate valuations during the quarter.

The Company recognized net income of $16.8 million for the quarter ended June 30, 2010, compared to net income of $15.5 million for the quarter ended June 30, 2009.  The $1.3 million increase in net income between periods was primarily a result of a $3.5 million decrease in federal insurance premiums, a $1.7 million decrease in other expenses, net, and a $1.3 million decrease in the provision for loan losses, partially offset by a decrease in net interest income of $5.0 million.  Federal insurance premiums in the prior year quarter included a $3.8 million Federal Deposit Insurance Corporation (“FDIC”) special assessment and there was no such special assessment in the current year quarter.  The decrease in other expenses, net was primarily due to the prior year quarter including $566 thousand of impairments and valuation allowances related to our mortgage-servicing rights (“MSR”) assets compared to a recovery of $636 thousand during the current year quarter.  The $5.0 million decrease in net interest income was due to an $11.6 million decrease in interest and dividend income, partially offset by a $5.6 million decrease in interest expense on deposits, primarily on our certificate of deposit portfolio due to the portfolio repricing to lower market rates.  The $11.6 million decrease in interest and dividend income was largely composed of a $7.7 million decrease in interest income on loans receivable and a $7.3 million decrease in interest income on MBS, partially offset by a $3.3 million increase in interest income on investment securities.  Cash flows on our MBS portfolio are primarily being reinvested into lower yielding investment securities, relative to the yields on the MBS portfolio, with weighted average lives of three years or less.  If market rates were to rise, the short-term nature of the investment securities may allow management the opportunity to reinvest the maturing funds at a higher rate.

Net income for the nine months ended June 30, 2010 was $52.4 million compared to $49.5 million for the same period in the prior fiscal year.  The $2.9 million increase in net income between periods was primarily a result of a $6.5 million gain on securities and a $2.8 million decrease in other expenses, net, partially offset by a decrease in net interest income of $4.6 million and an increase in the provision for loan losses of $2.4 million.  The gain on securities resulted from the sale of trading MBS in conjunction with the loan swap transaction during the December 31, 2009 quarter. The proceeds from the sale were primarily reinvested into the investment securities portfolio.  The decrease in other expenses, net was primarily due to the prior year nine month period including $1.6 million of impairments and valuation allowances related to our MSR assets compared to a recovery of $670 thousand in the current year nine month period.  The decrease in net interest income was primarily due to a $19.5 million decrease in interest income on MBS and a $17.1 million decrease in interest income on loans receivable, partially offset by a $15.2 million decrease in interest expense on the deposit portfolio, primarily on the certificate of deposit portfolio, an $8.0 million decrease in interest expense on FHLB advances and a $7.3 million increase in interest income on investment securities.

The Bank has opened two new branches in our Kansas City, Missouri market area and a new branch in the Wichita market area since the beginning of fiscal year 2010.  The Bank continues to consider expansion opportunities in all of its market areas.

Available Information

Financial and other Company information, including press releases, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports can be obtained free of charge from our investor relations website, http://ir.capfed.com.  SEC filings are available on our website immediately after they are electronically filed with or furnished to the SEC, and are also available on the SEC’s website at www.sec.gov.

Critical Accounting Policies

Our most critical accounting policies are the methodologies used to determine the ALLL, other-than-temporary declines in the value of securities and fair value measurements.  These policies are important to the presentation of our financial condition and results of operations, involve a high degree of complexity, and require management to make difficult and subjective judgments that may require assumptions or estimates about highly uncertain matters.  The use of different judgments, assumptions, and estimates could cause reported results to differ materially.  These critical accounting policies and their application are reviewed at least annually by our audit committee.  The following is a description of our critical accounting policies and an explanation of the methods and assumptions underlying their application.

Allowance for Loan Losses.  Management maintains an ALLL to absorb known and inherent losses in the loan portfolio based upon ongoing quarterly assessments of the loan portfolio.  Our methodology for assessing the appropriateness of the ALLL consists of a formula analysis for general valuation allowances and SVAs for identified problem and impaired loans.  The ALLL is maintained through provisions for loan losses which are charged to income.  The methodology for determining the ALLL is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded ALLL.

Our primary lending emphasis is the origination and purchase of one- to four-family mortgage loans on residential properties, and, to a lesser extent, home equity and second mortgages on one- to four-family residential properties, resulting in a loan concentration in residential first mortgage loans.  As a result of our lending practices, we also have a concentration of loans secured by real property located primarily in Kansas and Missouri.  At June 30, 2010, approximately 70% and approximately 15% of the Bank’s loans were secured by real property located in Kansas and Missouri, respectively. Based on the composition of our loan portfolio, we believe the primary risks inherent in our portfolio are the continued weakened economic conditions due to the U.S. recession, continued high levels of unemployment or underemployment, and a continuing decline in real estate values.  Any one or a combination of these events may adversely affect borrowers’ ability to repay their loans, resulting in increased delinquencies, non-performing assets, loan losses, and future levels of loan loss provisions. Although management believes that the Bank has established and maintained the ALLL at appropriate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment.

Management considers quantitative and qualitative factors when determining the appropriateness of the ALLL.   Such factors include the trend and composition of delinquent and non-performing loans, results of foreclosed property and short sale transactions (historical losses and net charge-offs), the current status and trends of local and national economies, particularly levels of unemployment, trends and current conditions in the real estate and housing markets, and loan portfolio growth and concentrations. Since our loan portfolio is primarily concentrated in one- to four-family real estate, we monitor one- to four-family real estate market value trends in our local market areas and geographic sections of the U.S. by reference to various industry and market reports, economic releases and surveys, and our general and specific knowledge of the real estate markets in which we lend, in order to determine what impact, if any, such trends may have on the level of our ALLL.  We also use ratio analyses as a supplemental tool for evaluating the overall reasonableness of the ALLL.  We consider the observed trends in the ratios, taking into consideration the composition of our loan portfolio compared to our peers, in combination with our historical loss experience.  In addition, the OTS reviews the adequacy of the Company’s ALLL during its examination process. We consider any comments from the OTS when assessing the appropriateness of our ALLL.  Reviewing these quantitative and qualitative factors assists management in evaluating the overall reasonableness of the ALLL and whether changes need to be made to our assumptions.  We seek to apply ALLL methodology in a consistent manner; however, the methodology can be modified in response to changing conditions.

Our loan portfolio is segregated into categories in the formula analysis based on certain risk characteristics such as loan type (one- to four-family, multi-family, etc.), interest payments (fixed-rate, adjustable-rate), loan source (originated or purchased), loan-to-value (“LTV”) ratios, borrower’s credit score and payment status (i.e. current or number of days delinquent).  Consumer loans, such as second mortgages and home equity lines of credit, with the same underlying collateral as a one- to four-family loan are combined with the one- to four-family loan in the formula analysis to calculate a combined LTV ratio.  All loans that are not impaired are included in a formula analysis.  Impaired loans are defined as non-accrual loans and troubled debt restructurings (“TDRs”) that have not yet performed under the restructured terms for 12 consecutive months. Quantitative loss factors are applied to each loan category in the formula analysis based on the historical net loss experience and current SVAs, adjusted for such factors as loan delinquency trends, for each respective loan category.  Additionally, qualitative loss factors that management believes impact the collectability of the loan portfolio as of the evaluation date are applied to certain loan categories.  Such qualitative factors include changes in collateral values, unemployment rates, credit scores and delinquent loan trends.  Loss factors increase as loans become classified or delinquent.

The qualitative and quantitative factors applied in the formula analysis are reviewed quarterly by management to assess whether the factors adequately cover probable and estimable losses inherent in the loan portfolio.   Our ALLL methodology permits modifications to the formula analysis in the event that, in management’s judgment, significant factors which affect the collectibility of the portfolio or any category of the loan portfolio, as of the evaluation date, are not reflected in the current formula analysis.  Management’s evaluation of the qualitative factors with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with a specific problem loan or portfolio segments. During fiscal year 2010, management adjusted certain factors in the formula analysis to account for lingering negative economic conditions and the relatively recent loss experience on our purchased loan portfolio.  If our future loss experience requires additional increases in our loss factors, this may result in increased levels of loan loss provisions.

SVAs are established in connection with individual loan reviews of specifically identified problem and impaired loans.  Since the majority of our loan portfolio is composed of one- to four-family real estate, determining the estimated fair value of the underlying collateral is important in evaluating the amount of specific valuations required for problem and impaired loans.  Generally, once a purchased loan is 90 days delinquent new collateral values are obtained through AVMs or BPOs.  Due to the relatively stable home values in Kansas and Missouri, we do not obtain new collateral values on originated loans until they enter foreclosure.  If the estimated fair value of the collateral, less estimated costs to sell, is less than the current loan balance, an SVA is established for the difference.

Loans with an outstanding balance of $1.5 million or more are individually reviewed annually if secured by property in one of the following categories:  multi-family (five or more units) property, unimproved land, other improved commercial property, acquisition and development of land projects, developed building lots, office building, single-use building, or retail building.  SVAs are established if the individual loan review determines a quantifiable impairment.

Securities Impairment.  Management monitors the securities portfolio for OTTI on an ongoing basis and performs a formal review quarterly.  The process involves monitoring market events and other items that could impact the issuers’ ability to perform.  The evaluation includes, but is not limited to such factors as:  the nature of the investment, the length of time the security has had a fair value less than the amortized cost basis, the cause(s) and severity of the loss, expectation of an anticipated recovery period, recent events specific to the issuer or industry including the issuer’s financial condition and the current ability to make future payments in a timely manner, external credit ratings and recent downgrades in such ratings, the Company’s intent to sell and whether it is more likely than not the Company would be required to sell prior to recovery for debt securities.

Management determines whether OTTI losses should be recognized for impaired securities by assessing all known facts and circumstances surrounding the securities.  If the Company intends to sell an impaired security or if it is more likely than not that the Company will be required to sell an impaired security before recovery of its amortized cost basis, an OTTI will be recognized and the difference between amortized cost and fair value will be recognized as a loss in earnings.  At June 30, 2010, no securities had been identified as other-than-temporarily impaired.

Fair Value Measurements.  The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures, per the provisions of ASC 820, Fair Value Measurements and Disclosures.  In accordance with ASC 820, the Company groups its assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the underlying assumptions used to determine fair value, with Level 1 (quoted prices for identical assets in an active market) being considered the most reliable, and Level 3 having the most unobservable inputs and therefore being considered the least reliable.  The Company bases its fair values on the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.  As required by ASC 820, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The Company did not have any liabilities that were measured at fair value at June 30, 2010.

The Company’s AFS securities are our most significant assets measured at fair value on a recurring basis.  Changes in the fair value of AFS securities are recorded, net of tax, in accumulated other comprehensive income, which is a component of stockholders’ equity.  The fair values for all AFS securities are obtained from independent nationally recognized pricing services. Various modeling techniques are used to determine pricing for the Company’s securities, including option pricing and discounted cash flow models. The inputs to these models may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.  There are some AFS securities in the AFS portfolio that have significant unobservable inputs requiring the independent pricing services to use some judgment in pricing the related securities.  These AFS securities are classified as Level 3.  All other AFS securities are classified as Level 2.

Loans receivable and REO are the Company’s significant assets measured at fair value on a non-recurring basis. These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.  Fair value for these assets is estimated using current appraisals, AVMs, BPOs, or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.

Financial Condition

Total assets increased $139.7 million from $8.40 billion at September 30, 2009 to $8.54 billion at June 30, 2010, due primarily to growth in the deposit portfolio which was used to fund investment security purchases.  The following table presents selected balance sheet data for the Company at the dates indicated.

	Balance at
	June 30,	March 31,	December 31,	September 30,	June 30,
	2010	2010	2009	2009	2009
	(Dollars in thousands, except per share amounts)

Total assets	$8,543,357	$8,485,465	$8,374,762	$8,403,680	$8,319,292
Cash and cash equivalents	75,886	60,735	105,128	41,154	74,101
Investment securities	1,203,064	970,431	651,943	480,704	322,166
MBS	1,620,623	1,757,310	1,877,969	1,992,467	2,100,998
Loans receivable, net	5,316,172	5,380,852	5,423,923	5,603,965	5,541,731
Capital stock of FHLB	136,055	135,050	134,064	133,064	132,071
Deposits	4,373,844	4,319,066	4,227,252	4,228,609	4,175,251
Advances from FHLB	2,396,637	2,395,842	2,394,214	2,392,570	2,410,949
Other borrowings	713,609	713,609	713,609	713,609	713,609
Stockholders' equity	960,000	946,073	941,999	941,298	922,634
Accumulated other comprehensive income	36,433	30,765	30,875	33,870	23,512
Equity to total assets at end of period	11.2%	11.1%	11.2%	11.2%	11.1%
Book value per share	$13.09	$12.91	$12.86	$12.85	$12.60
Bank tangible equity ratio(1)	9.7%	10.0%	10.1%	10.0%	9.8%

(1) See tangible equity to GAAP equity reconciliation in “Liquidity and Capital Resources – Regulatory Capital.”

Loans Receivable.  The loans receivable portfolio decreased $287.8 million from $5.60 billion at September 30, 2009 to $5.32 billion at June 30, 2010.  The decrease in the portfolio was largely a result of the loan swap transaction that took place during the first quarter of fiscal year 2010, where $194.8 million of originated fixed-rate mortgage loans were swapped for MBS. The Bank continues to service the loans. The MBS were classified as trading securities and sold during the first quarter for a $6.5 million gain.  The proceeds from the sale were primarily reinvested into investment securities with terms shorter than that of the loans swapped.  The transaction was executed as a means of reducing future interest rate risk sensitivity.  For the nine months ended June 30, 2010, principal repayments on loans have exceeded originations, refinances, and purchases by $76.8 million.

The Bank purchased $44.1 million of one- to four-family loans from nationwide lenders during the first nine months of fiscal year 2010, the majority of which were adjustable-rate.  These loans had a weighted average credit score of 723 at origination and a weighted average LTV ratio of 47%, based upon the loan balance at the time of purchase and the lower of the purchase price or appraisal at origination.  At June 30, 2010, one- to four-family loans purchased from nationwide lenders represented 11% of our loan portfolio and were secured by properties located in 47 of the continental United States and Washington, D.C.  As of June 30, 2010, the average balance of a purchased nationwide mortgage loan was $348 thousand, the average balance of a purchased correspondent loan was $273 thousand and the average balance of an originated mortgage loan was $125 thousand. By purchasing loans from nationwide lenders, the Bank is able to attain some geographic diversification in its loan portfolio and help mitigate the Bank’s interest rate risk exposure as the purchased loans are predominately adjustable-rate or 15-year fixed-rate loans.  We have experienced some losses on loans purchased from nationwide lenders prior to fiscal year 2008.  At the time these loans were purchased, they met our underwriting standards; however, as a result of the continued elevated levels of unemployment rates and the declines in real estate values in some of the states where we have purchased loans, we have experienced an increase in non-performing purchased loans and loan losses.  See additional discussion regarding non-performing purchased loans and loan losses related to purchased loans in “Asset Quality – Loans and REO.”

Included in the loan portfolio at June 30, 2010 were $210.3 million of adjustable-rate mortgage (“ARM”) loans that were originated as interest-only. Of these interest-only loans, $162.8 million were purchased from nationwide lenders, primarily during fiscal year 2005.  Interest-only ARM loans do not typically require principal payments during their initial term, and have initial interest-only terms of either five or ten years.  The $162.8 million of purchased interest-only ARM loans had a weighted average credit score of 736 at origination and a weighted average LTV ratio of 74%, based upon the loan balance at the time of purchase and the lower of purchase price or appraisal at origination.  The Bank has not purchased any interest-only ARM loans since 2006 and discontinued offering the product in its local markets during 2008 to reduce future credit risk.  At June 30, 2010, $166.3 million, or 79%, of interest-only loans were still in their interest-only payment term.  As of June 30, 2010, $66.8 million will begin to amortize principal within two years, $45.8 million will begin to amortize principal within two-to-five years, $45.9 million will begin to amortize principal within five-to-seven years and the remaining $7.8 million will begin amortizing in seven-to-ten years.  At June 30, 2010, $16.0 million, or 48% of non-performing loans, were interest-only ARMs and $3.7 million was reserved in the ALLL for these loans.  Of the $16.0 million non-performing interest-only ARM loans, $12.0 million, or 75%, were still in the interest-only payment term.  Non-performing interest-only ARM loans represented approximately 8% of the total interest-only ARM loan portfolio at June 30, 2010.  See additional discussion regarding non-performing loans in “Asset Quality – Loans and REO.”

The following table presents loan origination, refinance and purchase activity for the periods indicated.  Loan originations, purchases and refinances are reported together.  The fixed-rate one- to four-family loans less than or equal to 15 years have an original maturity at origination of less than or equal to 15 years, while fixed-rate one- to four-family loans greater than 15 years have an original maturity at origination of greater than 15 years.  The adjustable-rate one- to four-family loans less than or equal to 36 months have a term to first reset of less than or equal to 36 months at origination and adjustable-rate one- to four-family loans greater than 36 months have a term to first reset of greater than 36 months at origination.

	For the Three Months Ended
	June 30, 2010			June 30, 2009
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-Rate:	(Dollars in thousands)
One- to four-family
<= 15 years	$43,530	4.48%	22.8%	$108,316	4.67%	26.7%
> 15 years	95,162	5.08	50.0	249,645	5.06	61.5
Other real estate	5,420	6.34	2.8	2,547	6.25	0.6
Home equity	1,130	7.12	0.6	2,634	7.55	0.7
Other consumer	360	8.78	0.2	410	8.67	0.1
Total fixed-rate	145,602	4.97	76.4	363,552	4.98	89.6

Adjustable-Rate:
One- to four-family
<= 36 months	--	--	--	434	4.63	0.1
> 36 months	14,209	4.26	7.5	17,020	4.88	4.2
Other real estate	7,713	6.05	4.1	--	--	--
Home equity	22,222	4.82	11.7	23,555	4.80	5.8
Other consumer	626	4.51	0.3	1,187	5.26	0.3
Total adjustable-rate	44,770	4.85	23.6	42,196	4.84	10.4

Total originations, refinances and purchases	$190,372	4.94%	100.0%	$405,748	4.96%	100.0%

Purchased/participation loans included above:
Fixed-Rate:
Correspondent	$8,590	5.15%		$37,912	5.11%
Nationwide	--	--		--	--
Adjustable-Rate:
Correspondent	3,024	4.38		9,544	5.04
Nationwide(1)	7,713	6.05		--	--
Total purchased loans	$19,327	5.39%		$47,456	5.09%
(1) Nationwide purchases/participations for the quarter ended June 30, 2010 consisted of a refinance of an other real estate loan participation.

	For the Nine Months Ended
	June 30, 2010			June 30, 2009
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-Rate:	(Dollars in thousands)
One- to four-family
<= 15 years	$139,967	4.54%	22.5%	$212,217	4.83%	18.9%
> 15 years	291,739	5.09	46.8	582,938	5.21	51.9
Other real estate	5,420	6.34	0.9	14,483	5.99	1.3
Home equity	4,078	7.38	0.7	7,196	7.54	0.6
Other consumer	1,165	8.60	0.2	1,243	8.40	0.1
Total fixed-rate	442,369	4.96	71.1	818,077	5.15	72.8

Adjustable-Rate:
One- to four-family
<= 36 months	38,764	3.32	6.2	138,958	4.92	12.4
> 36 months	68,708	4.28	11.0	96,059	5.20	8.6
Other real estate	7,713	6.05	1.2	--	--	--
Home equity	62,755	4.84	10.1	67,520	4.89	6.0
Other consumer	2,435	4.64	0.4	2,778	5.34	0.2
Total adjustable-rate	180,375	4.35	28.9	305,315	5.01	27.2

Total originations, refinances and purchases	$622,744	4.78%	100.0%	$1,123,392	5.11%	100.0%

Purchased/participation loans included above:
Fixed-Rate:
Correspondent	$38,818	5.09%		$84,887	5.25%
Nationwide	2,338	5.05		256	4.38
Adjustable-Rate:
Correspondent	20,215	4.45		20,643	5.28
Nationwide	49,463	3.88		191,313	5.00
Total purchased loans	$110,834	4.43%		$297,099	5.09%

Total originations, refinances, and purchases were lower than the prior year nine month period.  Mortgage origination volume, in general, has decreased from the prior year as the market demand for lending has been reduced.  The reduction in refinances was due to mortgage rates remaining at approximately the same level as the prior year so borrowers did not have as much incentive to refinance their mortgage loans, or they have already done so.  Additionally, the Bank has been purchasing fewer loans under the Bank’s nationwide purchase loan program during fiscal year 2010 due to the lack of loans meeting our underwriting criteria from our existing lender relationships.  The Bank is working to expand the number of lender relationships from which it may buy loans in the future.

In an effort to offset the impact of repayments and to retain our customers, the Bank offers existing one-to four-family loan customers whose loans have not been sold to third parties who have been current on their contractual loan payments for the previous 12 months the opportunity to modify their original loan terms to new loan terms generally consistent with those currently being offered.  During the nine months ended June 30, 2010 and 2009, the Bank modified $282.3 million and $1.07 billion of loans, respectively, with a weighted average rate decrease of 88 basis points for both periods.  Loan modification activity is not included in the tables above because a new loan is not generated at the time of modification.

The Bank generally prices its first mortgage loan products based on secondary market and competitor pricing.   During the nine months ended June 30, 2010, the average rate offered on the Bank’s 30-year fixed-rate one- to four-family loans, with no points paid by the borrower, was approximately 150 basis points above the average 10-year Treasury rate, while the average rate offered on the Bank’s 15-year fixed-rate one- to four-family loans was approximately 90 basis points above the average 10-year Treasury rate.

The following table summarizes the activity in the loan portfolio for the periods indicated, excluding changes in loans in process, deferred fees, and ALLL.  Refinances are included in “repayments.”  Purchased loans include purchases from correspondent and nationwide lenders.  Loan modification activity is not included in the activity in the following table because a new loan is not generated at the time of modification, and is described for the nine months ended June 30, 2010 and 2009 on the previous page.  The modified balance and rate are included in the ending loan portfolio balance and rate.
	For the Three Months Ended
	June 30, 2010		March 31, 2010		December 31, 2009		September 30, 2009
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$5,425,458	5.19%	$5,463,744	5.23%	$5,646,950	5.29%	$5,587,130	5.36%
Originations and refinances
Fixed	137,012	4.96	107,694	4.93	156,507	4.95	255,441	5.07
Adjustable	34,033	4.62	38,779	4.44	37,885	4.57	37,948	4.75
Purchases
Fixed	16,303	5.58	12,417	5.03	20,149	5.09	24,670	5.08
Adjustable	3,024	4.38	14,011	4.03	44,930	3.69	11,662	4.82
Repayments	(250,098)		(208,015)		(243,087)		(262,408)
Transfer of loans to LHFS, net (1)	--		--		(194,759)		--
Other (2)	(4,260)		(3,172)		(4,831)		(7,493)
Ending balance	$5,361,472	5.14%	$5,425,458	5.19%	$5,463,744	5.23%	$5,646,950	5.29%

	For the Nine Months Ended
	June 30, 2010		June 30, 2009
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$5,646,950	5.29%	$5,379,845	5.66%
Originations and refinances
Fixed	401,213	4.95	732,934	5.14
Adjustable	110,697	4.54	93,359	4.97
Purchases
Fixed	48,869	5.24	85,143	5.24
Adjustable	61,965	3.80	211,956	5.02
Repayments	(701,200)		(817,369)
Transfer of loans to LHFS, net (1)	(194,759)		(94,672)
Other (2)	(12,263)		(4,066)
Ending balance	$5,361,472	5.14%	$5,587,130	5.36%

(1)	“Transfer of loans to LHFS” in the December 31, 2009 quarter and the nine months ended June 30, 2010 includes loans related to the loan swap transaction.
                             (2)        “Other” consists of transfers to REO, modification fees advanced, and reductions in commitments.

The following table presents the Company’s loan portfolio at the dates indicated.  The weighted average portfolio rate decreased 15 basis points from September 30, 2009 to June 30, 2010 as a result of loan modifications and refinances, originations of loans at rates less than the weighted average portfolio rate, ARMs repricing downwards, and repayments of loans at rates higher than the weighted average portfolio rate.

	June 30, 2010			March 31, 2010			September 30, 2009
	Amount	Average Rate	% of Total	Amount	Average Rate	% of Total	Amount	Average Rate	% of Total
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$5,061,758	5.11%	94.4%	$5,122,227	5.16%	94.4%	$5,321,935	5.26%	94.2%
Multi-family and commercial	67,122	6.24	1.3	70,447	6.18	1.3	80,493	6.01	1.4
Construction	36,312	5.05	0.7	34,297	5.11	0.6	39,535	5.20	0.7
Total real estate loans	5,165,192	5.12	96.4	5,226,971	5.17	96.3	5,441,963	5.27	96.3

Consumer Loans:
Home equity	188,365	5.58	3.5	189,959	5.61	3.5	195,557	5.63	3.5
Other	7,915	5.71	0.1	8,528	5.86	0.2	9,430	6.11	0.2
Total consumer loans	196,280	5.58	3.6	198,487	5.62	3.7	204,987	5.65	3.7
Total loans receivable	5,361,472	5.14%	100.0%	5,425,458	5.19%	100.0%	5,646,950	5.29%	100.0%

Less:
Undisbursed loan funds	18,042			18,995			20,649
Unearned loan fees and deferred costs	11,581			10,872			12,186
ALLL	15,677			14,739			10,150
Total loans receivable, net	$5,316,172			$5,380,852			$5,603,965

The following table presents the contractual maturity of our loan portfolio at June 30, 2010.  Loans which have adjustable interest rates are shown as maturing in the period during which the contract is due.  The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses.

	Real Estate						Consumer
	One- to Four-		Multi-family and		Construction
	Family		Commercial		and Development(2)		Home Equity (3)		Other		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Amounts due:
Within one year(1)	$2,217	5.72%	$7,688	6.05%	$20,996	5.12%	$538	6.44%	$971	4.91%	$32,410	5.40%

After one year:
Over one to two	4,720	5.67	815	5.71	15,316	4.95	437	6.76	823	8.12	22,111	5.28
Over two to three	17,716	5.19	4,342	6.38	--	--	576	6.93	1,216	6.37	23,850	5.51
Over three to five	27,939	5.38	319	5.79	--	--	4,841	5.22	4,571	5.06	37,670	5.33
Over five to ten	445,460	5.15	17,727	6.24	--	--	21,811	6.13	307	8.84	485,305	5.24
Over 10 to 15	898,397	4.90	22,190	6.26	--	--	36,944	4.87	27	6.50	957,558	4.93
After 15 years	3,665,309	5.15	14,041	6.33	--	--	123,218	5.69	--	--	3,802,568	5.17
Total due after one year	5,059,541	5.11	59,434	6.27	15,316	4.95	187,827	5.58	6,944	5.82	5,329,062	5.14

Total loans	$5,061,758	5.11%	$67,122	6.24%	$36,312	5.05%	$188,365	5.58%	$7,915	5.71%	5,361,472	5.14%

Less:
Undisbursed loan funds											18,042
Unearned loan fees and deferred costs											11,581
ALLL											15,677
Total loans receivable, net											$5,316,172

   (1)  Includes demand loans, loans having no stated maturity, and overdraft loans.
   (2)  Construction loans are presented based upon the term to complete construction.
   (3)  For home equity loans, the maturity date calculated assumes the customer always makes the required minimum payment.  The majority of interest-only home equity lines of credit assume a balloon payment of unpaid principal at 120 months.  All other home equity lines of credit generally assume a term of 240 months.

The following table presents, as of June 30, 2010, the amount of loans, net of undisbursed loan funds, due after June 30, 2011, and whether these loans have fixed or adjustable interest rates.

	Fixed	Adjustable	Total
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$4,108,505	$951,036	$5,059,541
Multi-family and commercial	59,216	218	59,434
Construction	13,357	1,959	15,316
Consumer Loans:
Home equity	49,468	138,359	187,827
Other	3,196	3,748	6,944
Total	$4,233,742	$1,095,320	$5,329,062

Asset Quality – Loans and REO

The Bank’s traditional underwriting guidelines have provided the Bank with generally low delinquencies and low levels of non-performing assets compared to national levels.  Of particular importance is the complete documentation required for each loan the Bank originates and purchases.  This allows the Bank to make an informed credit decision based upon a thorough assessment of the borrower’s ability to repay the loan compared to underwriting methodologies that do not require full documentation.  See additional discussion regarding underwriting standards in “Lending Practices and Underwriting Standards” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

For one- to four-family loans and home equity loans, when a borrower fails to make a loan payment 15 days after the due date, a late charge is assessed and a notice is mailed.  All delinquent balances are reviewed by collection personnel once the loan is 16 or more days past due.  Attempts to contact the borrower occur by personal letter and, if no response is received, by telephone, with the purpose of establishing repayment arrangements for the borrower to bring the loan current.  Repayment arrangements must be approved by a designated bank employee.  Once a loan becomes 90 days delinquent, a demand letter is issued requiring the loan to be brought current or foreclosure procedures will be implemented.  Once a loan becomes 120 days delinquent, and an acceptable repayment plan has not been established, the loan is forwarded to legal counsel to initiate foreclosure.  We also monitor whether mortgagors who filed for bankruptcy are meeting their obligation to pay the mortgage debt in accordance with the terms of the bankruptcy petition.

We monitor delinquencies on our purchased loan portfolio with reports we receive from the servicers.  We monitor these servicer reports to ensure that the servicer is upholding the terms of the servicing agreement.  The reports generally provide total principal and interest due and length of delinquency, and are used to prepare monthly management reports and perform delinquent loan trend analysis.  Management also utilizes information from the servicers to monitor property valuations and identify the need to record SVAs.  The servicers handle collection efforts per the terms of the servicing agreement.  In the event of a foreclosure, the servicer obtains our approval prior to initiating foreclosure proceedings, and handles all aspects of the repossession and disposition of the repossessed property, which is also governed by the terms of the servicing agreement.

The following matrix shows the balance of one- to four-family mortgage loans as of June 30, 2010 cross-referenced by LTV ratio and credit score.  The LTV ratios used in the matrix were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent bank appraisal, BPO or AVM, if available.  In most cases, the most recent appraisal was obtained at the time of origination.  The LTV ratios based upon appraisals obtained at the time of origination may not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure as the value of the underlying collateral may have declined since the time of origination.  Credit scores were most recently updated in June 2010.  Management will continue to update credit scores as deemed necessary based upon economic conditions.  Per the matrix, the greatest concentration of loans fall into the “751 and above” credit score category and have a LTV ratio of less than 70%.  The average LTV ratio and credit score for our one- to four-family purchased loans at June 30, 2010 was 58% and 741, respectively.  The average LTV ratio and credit score for our one- to four-family originated loans at June 30, 2010 was 66% and 761, respectively.

	Credit Score
	Less than 660		661 to 700		701 to 750		751 and above		Total
		% of		% of		% of		% of		% of
LTV ratio	Amount	total	Amount	total	Amount	total	Amount	total	Amount	total
	(Dollars in thousands)
Less than 70%	$120,349	2.4%	$132,960	2.6%	$400,925	7.9%	$1,956,772	38.6%	$2,611,006	51.5%
70% to 80%	107,808	2.1	114,100	2.3	330,266	6.5	1,147,369	22.7	1,699,543	33.6
More than 80%	78,932	1.6	71,150	1.4	186,641	3.7	414,486	8.2	751,209	14.9
Total	$307,089	6.1%	$318,210	6.3%	$917,832	18.1%	$3,518,627	69.5%	$5,061,758	100.0%

Delinquent and non-performing loans and REO
The following tables present the Company’s 30 to 89 day delinquent loans, non-performing loans, and REO at the dates indicated.  Purchased loans include loans purchased from nationwide lenders.  Correspondent loans are included with originated loans.  Non-performing loans are non-accrual loans that are 90 or more days delinquent or are in the process of foreclosure.  At all dates presented, there were no loans 90 or more days delinquent that were still accruing interest.  TDRs are not included in delinquent or non-performing loans unless the restructured loans are 30-89 days or 90 or more days delinquent.  Non-performing assets include non-performing loans and REO.

	June 30,		March 31,		December 31,		September 30,		June 30,
	2010		2010		2009		2009		2009
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
30 to 89 days delinquent	(Dollars in thousands)
One- to four-family:
Originated	154	$15,581	143	$14,574	184	$19,468	159	$15,488	140	$12,981
Purchased	31	6,629	39	9,846	44	11,464	41	10,556	49	13,225
Multi-family and commercial	--	--	--	--	1	5	--	--	--	--
Construction	--	--	--	--	--	--	--	--	--	--
Consumer Loans:
Home equity	44	806	35	670	49	1,021	40	708	38	746
Other	17	96	13	62	24	114	15	89	15	98
	246	$23,112	230	$25,152	302	$32,072	255	$26,841	242	$27,050
30 to 89 days delinquent
as a percentage of total loans		0.43%		0.47%		0.59%		0.48%		0.49%

	June 30,		March 31,		December 31,		September 30,		June 30,
	2010		2010		2009		2009		2009
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Non-performing loans:
One- to four-family:
Originated	105	$10,538	107	$9,892	104	$10,040	99	$9,248	108	$11,332
Purchased	73	22,090	76	23,407	70	21,912	70	21,259	59	17,270
Multi-family and commercial	--	--	--	--	--	--	--	--	--	--
Construction	--	--	--	--	--	--	--	--	--	--
Consumer Loans:
Home equity	31	516	41	720	32	516	22	367	29	448
Other	9	36	6	18	6	9	8	45	7	60
	218	33,180	230	34,037	212	32,477	199	30,919	203	29,110

Non-performing loans
as a percentage of total loans		0.62%		0.63%		0.60%		0.55%		0.53%

REO:
One- to four-family:
Originated (1)	59	4,738	59	5,450	50	4,726	48	5,702	35	3,950
Purchased	11	2,412	8	1,411	9	1,911	8	1,702	5	1,127
Multi-family and commercial	--	--	--	--	--	--	--	--	--	--
Construction	--	--	--	--	--	--	--	--	--	--
Consumer Loans:
Home equity	--	--	--	--	--	--	--	--	--	--
Other	--	--	--	--	--	--	--	--	--	--
	70	7,150	67	6,861	59	6,637	56	7,404	40	5,077

Total non-performing assets	288	$40,330	297	$40,898	271	$39,114	255	$38,323	243	$34,187

Non-performing assets
as a percentage of total assets		0.47%		0.48%		0.47%		0.46%		0.41%
   (1)  Real estate related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

The following table presents, as of June 30, 2010, the average percentage of one- to four-family loans, by principal balance, that entered the 30-89 days delinquent category during the 12 months prior to June 30, 2010, that paid off, returned to performing status, stayed 30-89 days delinquent, or progressed to the non-performing or REO categories. Purchased loans include loans purchased from nationwide lenders.  Correspondent loans are included with originated loans.

			30-89 Days	Non-
	Paid Off	Performing	Delinquent	Performing	REO	Total
Originated	4.7%	41.5%	34.4%	17.2%	2.2%	100.0%
Purchased	2.0	26.3	39.0	32.0	0.7	100.0
Total Portfolio Average	3.6%	35.3%	36.1%	23.4%	1.6%	100.0%

Non-performing loans increased $2.3 million from $30.9 million at September 30, 2009 to $33.2 million at June 30, 2010.  The balance of non-performing loans continues to remain at historically high levels due to the continued elevated level of unemployment coupled with the decline in real estate values, particularly in some of the states in which we have purchased loans. At June 30, 2010, one- to four-family non-performing loans totaled $32.6 million, 43% of which had LTV ratios greater than 80%.  At origination, these loans generally had LTV ratios less than 80%, but as a result of declines in real estate values as reflected in updated appraisals, BPOs and AVMs, the LTV ratios are now in excess of 80%.  Of these loans, 28% have private mortgage insurance (“PMI”) which reduces or eliminates the Bank’s exposure to loss.  The balance of one- to four-family non-performing loans with LTV ratios greater than 80% with no PMI was $10.0 million at June 30, 2010.  The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent bank appraisal, BPO or AVM, if available.

The following table presents the year of origination for originated and purchased one- to four-family loans, and the origination year for non-performing originated and purchased one- to four-family loans at June 30, 2010.  Purchased loans include loans purchased from nationwide lenders.  Correspondent loans are included with originated loans. The origination date for modified loans is based on when the loan was originated, not the modification date.

Origination				Originated	Purchased	Total
Calendar	Originated	Purchased		Non-Performing	Non-Performing	Non-Performing
Year	Loans	Loans	Total Loans	Loans	Loans	Loans
	(Dollars in thousands)
2002 and prior	$673,471	$14,292	$687,763	$2,768	$363	$3,131
2003	379,592	30,393	409,985	885	290	1,175
2004	293,294	199,393	492,687	1,740	6,224	7,964
2005	379,958	188,219	568,177	778	15,202	15,980
2006	399,756	18,507	418,263	2,671	11	2,682
2007	528,978	154	529,132	1,229	--	1,229
2008	595,897	72,056	667,953	467	--	467
2009	925,166	77,450	1,002,616	--	--	--
2010	278,725	6,457	285,182	--	--	--
	$4,454,837	$606,921	$5,061,758	$10,538	$22,090	$32,628

The following table presents the top twelve states where the properties securing our one- to four-family mortgages are located and the corresponding balance of 30-89 day delinquent loans, non-performing loans and the weighted average LTV ratios for non-performing loans at June 30, 2010.  The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal or the most recent bank appraisal, BPO or AVM, if available.  As a result of updated estimated fair values, the LTV of various non-performing loans in the table below are now in excess of 100%.  We have recorded SVAs on these loans, after taking into consideration potential PMI proceeds.

			Loans 30 to 89
	One- to Four-Family		Days Delinquent		Non-Performing Loans
State	Balance	% of Total	Balance	% of Total	Balance	% of Total	Average LTV
	(Dollars in thousands)

Kansas	$3,707,019	73.2%	$11,441	51.5%	$9,099	27.9%	76%
Missouri	766,175	15.2	4,538	20.4	1,461	4.5	106
Illinois	69,639	1.4	145	0.7	3,038	9.3	77
Texas	46,996	0.9	85	0.4	430	1.3	78
New York	44,499	0.9	--	--	720	2.2	126
Florida	45,145	0.9	1,154	5.2	3,574	11.0	103
Colorado	31,402	0.6	736	3.3	830	2.5	83
Arizona	29,668	0.6	1,656	7.5	3,230	9.9	81
Connecticut	28,664	0.6	--	--	149	0.5	93
Virginia	26,672	0.5	566	2.5	1,402	4.3	83
New Jersey	25,657	0.5	316	1.4	355	1.1	68
Minnesota	26,455	0.5	620	2.8	592	1.8	84
Other states	213,767	4.2	953	4.3	7,748	23.7	95
	$5,061,758	100.0%	$22,210	100.0%	$32,628	100.0%	87%

Impaired loans
A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Impaired loans totaled $53.9 million at June 30, 2010, compared to $41.4 million at September 30, 2009.

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered.  The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required) and extending the maturity date of the loan.  All TDRs that have not been performing under the modified loan terms for 12 consecutive months are considered to be impaired loans. TDRs are not reported as non-performing loans, unless the restructured loans are more than 90 days delinquent.  At June 30, 2010, the balance of TDRs was $22.3 million, all of which was included in the impaired loan balance above.  Of this amount, $1.6 million was greater than 90 days delinquent and therefore was included in the non-performing loan balance at June 30, 2010.  The June 30, 2010 TDR balance was composed of $19.0 million of originated loans and $3.3 million of purchased loans.  Loans are removed from the TDR classification after 12 consecutive months of satisfactory repayment performance under the modified loan terms.

Classified assets
In accordance with our asset classification policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  The following table sets forth the balance of assets, less SVAs, classified as special mention or substandard at June 30, 2010.  At June 30, 2010, we had no assets, less SVAs, classified as doubtful or loss.  Definitions of these classification categories are continued in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 under “Item 1. Business – Asset Quality – Classified Assets.”  Purchased loans and purchased REO represent loans purchased from nationwide lenders.  Correspondent loans are included with originated loans.

	Special Mention		Substandard
	Number	Amount	Number	Amount

Real Estate Loans:
One- to four-family
Originated	70	$12,019	143	$16,742
Purchased	2	610	78	20,020
Multi-family and commercial	2	7,676	--	--
Construction	--	--	--	--
Consumer Loans:
Home equity	6	68	40	885
Other	--	--	11	68
Total loans	80	20,373	272	37,715

REO
Originated	--	--	59	4,738
Purchased	--	--	11	2,412
Total REO	--	--	70	7,150

Trust preferred securities	--	--	1	3,155

Total classified assets	80	$20,373	343	$48,020

Allowance for loan losses
The following table presents the Company’s activity for the ALLL and related ratios at the dates and for the periods indicated.  Charge-offs represent losses on loans transferred to REO and losses on short sales.  Recoveries represent amounts recovered after a loan has been charged-off.  Once a loan enters REO, any future write downs or recoveries are reported in REO operations in other expenses on the consolidated statement of income; therefore, recoveries of charge-offs are rare.
	For the Three Months Ended			For the Nine Months Ended
	June 30,	March 31,	June 30,	June 30,
	2010	2010	2009	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$14,739	$12,207	$7,464	$10,150	$5,791
Charge-offs:
One- to four-family loans--originated	128	142	35	309	57
One- to four-family loans--purchased	742	693	293	2,291	1,241
Multi-family and commercial loans	--	--	--	--	--
Construction	--	--	--	--	--
Home equity	5	--	--	28	--
Other consumer loans	3	5	6	13	19
Total charge-offs	878	840	334	2,641	1,317
Recoveries
One- to four-family loans--originated	--	--	--	--	--
One- to four-family loans--purchased	--	172	--	172	--
Multi-family and commercial loans	--	--	--	--	--
Construction	--	--	--	--	--
Home equity	--	--	--	--	--
Other consumer loans	--	--	--	--	--
Recoveries	--	172	--	172	--
Net charge-offs	878	668	334	2,469	1,317
ALLL on loans in the loan swap transaction	--	--	--	(135)	--
Provision for loan losses	1,816	3,200	3,112	8,131	5,768
Balance at end of period	$15,677	$14,739	$10,242	$15,677	$10,242

Ratio of net charge-offs during the period to
average loans outstanding during the period	0.02%	0.01%	0.01%	0.05%	0.02%

Ratio of net charge-offs during the period to
average non-performing assets	2.16	1.67	1.07	6.28	4.97

ALLL to non-performing loans	47.25	43.30	35.18

ALLL to loans receivable, net	0.29	0.27	0.18

Historically, our charge-offs have been low due to our low level of non-performing loans and the amount of underlying equity in the properties collateralizing one- to four-family loans.  The increase in non-performing loans and the decline in real estate and housing markets have resulted in higher charge-offs, primarily related to purchased loans.

Provisions for loan losses are charged to income in order to maintain the ALLL at a level management considers adequate to absorb known and inherent losses in the loan portfolio.  Our ALLL methodology considers a number of quantitative and qualitative factors, including the trend and composition of our delinquent and non-performing loans, historical losses and net charge-offs, and the status and trends of the local and national economies and housing markets.  The amount of the ALLL is based on estimates, and the ultimate losses may vary from such estimates as more information becomes available or conditions change.  See “Critical Accounting Policies – Allowance for Loan Losses.”  The $8.1 million provision for loan loss recorded in the current fiscal year primarily reflects increases in the level of certain factors in our general valuation allowance model to account for continued negative economic conditions, the relatively recent loss experience on our purchased loan portfolio, and the establishment of and increases in SVAs on non-performing purchased loans.  Despite the current economic operating environment and some deterioration in our portfolio, particularly the purchased loan portfolio, we believe that our overall credit quality continued to compare favorably to the industry and our peers.  Although management believes the ALLL is established and maintained at adequate levels, additions may be necessary if economic conditions fail to improve or if other adverse developments occur.

The following table presents the Company’s allocation of the ALLL to each respective loan category at June 30, 2010 and September 30, 2009.

	At				At
	June 30, 2010				September 30, 2009
	Amount of	% of ALLL	Total	% of Loans	Amount of	% of ALLL	Total	% of Loans
	ALLL	to Total ALLL	Loans	to Total Loans	ALLL	to Total ALLL	Loans	to Total Loans
	(Dollars in thousands)
One- to four-family:
Originated	$4,281	27.3%	$4,454,837	83.1%	$3,604	35.5%	$4,625,065	81.9%
Purchased	10,865	69.3	606,921	11.3	5,972	58.8	696,870	12.3
Multi-family and commercial	277	1.8	67,122	1.3	227	2.2	80,493	1.4
Construction	13	0.1	36,312	0.7	22	0.2	39,535	0.7
Home equity	178	1.1	188,365	3.5	268	2.7	195,557	3.5
Other consumer	63	0.4	7,915	0.1	57	0.6	9,430	0.2
	$15,677	100.0%	$5,361,472	100.0%	$10,150	100.0%	$5,646,950	100.0%

Securities.  The following table presents the distribution of our MBS and investment securities portfolios, at amortized cost, at the dates indicated.  Overall, fixed-rate securities comprised 72% of these portfolios at June 30, 2010.  The weighted average life (“WAL”) is the estimated remaining maturity after projected prepayment speeds and projected call option assumptions have been applied.  The decrease in the WAL between September 30, 2009 and June 30, 2010 was due primarily to the purchase of shorter-term securities, which were purchased with principal repayments from MBS, deposits, and loans.  The MBS in the portfolio generally have longer WALs than the securities purchased, so repayments on MBS also contributed to the decrease in the WAL.  The decrease in the yield between September 30, 2009 and June 30, 2010 was primarily a result of prepayments of MBS with yields higher than that of the MBS portfolio which were reinvested in lower-yielding securities. Yields on tax-exempt securities are not calculated on a taxable equivalent basis.

	June 30, 2010			September 30, 2009			June 30, 2009
	Balance	WAL	Yield	Balance	WAL	Yield	Balance	WAL	Yield
	(Dollars in thousands)
Fixed-rate securities:
MBS	$798,037	3.11	4.79%	$976,895	3.37	4.81%	$254,424	1.01	1.49%
GSE debentures	1,125,910	0.57	1.58	404,137	0.86	1.74	1,025,056	3.07	4.84
Municipal bonds	73,552	3.02	2.95	73,194	3.53	3.01	65,530	4.02	3.23
Total fixed-rate securities	1,997,499	1.67	2.92	1,454,226	2.68	3.87	1,345,010	2.73	4.13

Adjustable-rate securities:
MBS	763,878	4.92	3.47	960,718	6.00	4.02	1,036,566	6.03	4.34
Trust preferred securities	3,735	26.98	2.20	3,774	27.73	1.96	3,789	27.98	2.29
Total adjustable-rate securities	767,613	5.06	3.46	964,492	6.11	4.01	1,040,355	6.11	4.33
Total investment portfolio, at
amortized cost	$2,765,112	2.61	3.07%	$2,418,718	4.05	3.92%	$2,385,365	4.20	4.22%

The following table sets forth the composition of our MBS and investment securities portfolios at the dates indicated.  At June 30, 2010 our MBS and investment securities portfolios did not contain securities of any issuer with an aggregate book value in excess of 10% of our stockholders’ equity, excluding those issued by the U.S. government or government-sponsored entities.

	June 30, 2010			September 30, 2009			June 30, 2009
	Carrying	% of	Fair	Carrying	% of	Fair	Carrying	% of	Fair
	Value	Total	Value	Value	Total	Value	Value	Total	Value
	(Dollars in thousands)
AFS securities:
MBS	$1,106,815	95.1%	$1,106,815	$1,389,211	85.5%	$1,389,211	$1,472,547	85.0%	$1,472,547
GSE debentures	50,647	4.4	50,647	229,875	14.2	229,875	254,745	14.7	254,745
Municipal bonds	2,799	0.2	2,799	2,799	0.2	2,799	2,738	0.2	2,738
Trust preferred securities	3,155	0.3	3,155	2,110	0.1	2,110	1,826	0.1	1,826
Total AFS securities	1,163,416	100.0	1,163,416	1,623,995	100.0	1,623,995	1,731,856	100.0	1,731,856

HTM securities:
MBS	513,808	30.9	542,761	603,256	71.0	627,829	628,451	90.9	643,110
GSE debentures	1,075,564	64.8	1,079,540	175,394	20.7	175,929	--	--	--
Municipal bonds	70,899	4.3	72,902	70,526	8.3	73,000	62,857	9.1	63,757
Total HTM securities	1,660,271	100.0	1,695,203	849,176	100.0	876,758	691,308	100.0	706,867

	$2,823,687		$2,858,619	$2,473,171		$2,500,753	$2,423,164		$2,438,723

The composition and maturities of the investment and MBS portfolios at June 30, 2010 are indicated in the following table by remaining contractual maturity, without consideration of call features or pre-refunding dates.  Yields on tax-exempt investments are not calculated on a taxable equivalent basis.

	1 year or less		More than 1 to 5 years		More than 5 to 10 years		Over 10 years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Fair
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value
AFS securities:	(Dollars in thousands)
MBS	$--	--%	$--	--%	$149,427	4.93%	$957,388	4.21%	$1,106,815	4.31%	$1,106,815
GSE debentures	25,494	1.58	25,153	2.25	--	--	--	--	50,647	1.91	50,647
Municipal bonds	--	--	613	3.58	953	3.72	1,233	3.90	2,799	3.77	2,799
Trust preferred securities	--	--	--	--	--	--	3,155	2.20	3,155	2.20	3,155
Total AFS securities	25,494	1.58	25,766	2.28	150,380	4.92	961,776	4.20	1,163,416	4.20	1,163,416

HTM Securities:
MBS	--	--	--	--	281,403	4.40	232,405	3.10	513,808	3.81	542,761
GSE debentures	--	--	1,050,626	1.55	24,938	2.35	--	--	1,075,564	1.57	1,079,540
Municipal bonds	2,978	2.86	21,169	2.40	34,055	3.23	12,697	2.94	70,899	2.91	72,902
Total HTM securities	2,978	2.86	1,071,795	1.57	340,396	4.13	245,102	3.09	1,660,271	2.32	1,695,203

	$28,472	1.71%	$1,097,561	1.58%	$490,776	4.37%	$1,206,878	3.98%	$2,823,687	3.09%	$2,858,619

Mortgage-Backed Securities

The balance of MBS, which primarily consists of securities issued by U.S. GSEs, decreased $371.8 million from $1.99 billion at September 30, 2009 to $1.62 billion at June 30, 2010.  The decrease in the balance was a result of the majority of the cash flows from the MBS portfolio being reinvested into the investment securities portfolio.

During the first quarter of fiscal year 2010, MBS with a fair value of $192.7 million were received in conjunction with the loan swap transaction.  As previously discussed, the related MBS were sold for a $6.5 million gain.  The proceeds from the sale were primarily used to purchase investment securities with terms shorter than that of the mortgage loans that were swapped.  The loan swap transaction was primarily undertaken for interest rate risk management purposes.

The following table provides a summary of the activity in our portfolio of MBS for the periods presented.  The yields and WAL for purchases are presented as recorded at the time of purchase.  The yields for the beginning and ending balances are as of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented.  The weighted average yield of the MBS portfolio decreased from September 30, 2009 to June 30, 2010 due primarily to the maturity and repayment of securities with higher yields than the overall portfolio and adjustable-rate MBS resetting to lower coupons due to a decline in related indices.  The beginning and ending WAL is the estimated remaining maturity after projected prepayment speeds have been applied.  The decrease in the WAL at June 30, 2010 compared to September 30, 2009 was due to principal repayments of securities with WALs greater than the remaining portfolio, faster recent prepayment experience, and the passing of time.

	For the Three Months Ended
	June 30, 2010			March 31, 2010			December 31, 2009			September 30, 2009
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance	$1,757,310	4.21%	4.07	$1,877,969	4.34%	5.09	$1,992,467	4.42%	4.67	$2,100,998	4.59%	4.55
Maturities and repayments	(145,432)			(121,635)			(112,380)			(142,182)
Sale of securities, net of gains	--			--			(192,690)			--
Net amortization of premiums/(discounts)	(393)			(499)			(392)			(366)
Purchases:
Fixed	--	--	--	2,042	4.18	7.08	2,990	4.10	7.48	18,539	2.80	3.03
Adjustable	--	--	--	--	--	--	--	--	--	--	--	--
Fair value of securities received in loan swap transaction	--			--			192,690			--
Change in valuation on AFS securities	9,138			(567)			(4,716)			15,478
Ending balance	$1,620,623	4.15%	3.99	$1,757,310	4.21%	4.07	$1,877,969	4.34%	5.09	$1,992,467	4.42%	4.67

	For the Nine Months Ended
	June 30, 2010			June 30, 2009
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance	$1,992,467	4.42%	4.67	$2,234,339	4.82%	5.05
Maturities and repayments	(379,447)			(352,750)
Sale of securities, net of gains	(192,690)			--
Net amortization of premiums/(discounts)	(1,284)			(116)
Purchases:
Fixed	5,032	4.13	7.32	3,217	4.34	8.49
Adjustable	--	--	--	169,452	2.73	2.41
Fair value of securities received in loan swap transaction	192,690			--
Change in valuation on AFS securities	3,855			46,856
Ending balance	$1,620,623	4.15%	3.99	$2,100,998	4.59%	4.55

Investment Securities

Investment securities, which consist primarily of U.S. GSE debentures (primarily issued by FNMA, FHLMC, or FHLB) and municipal investments, increased $722.4 million, from $480.7 million at September 30, 2009 to $1.20 billion at June 30, 2010.  The increase in the balance was a result of purchases of $1.06 billion of investment securities, partially offset by maturities and calls of $330.2 million.  The securities purchased had a WAL of 1.10 years at the time of purchase.  If market rates were to rise, the short-term nature of these securities may allow management the opportunity to reinvest the maturing funds at a higher rate.

The following tables provide a summary of the activity of investment securities for the periods presented.  The yields for the beginning and ending balances are as of the first and last days of the periods presented.  The decrease in the yield at June 30, 2010 compared to September 30, 2009 was a result of purchases of securities with yields lower than the overall portfolio yield.  The beginning and ending WAL represent the estimated remaining maturity of the securities after projected call dates have been considered, based upon market rates at each date presented.  The WAL at June 30, 2010 decreased from September 30, 2009 due to the purchase of securities with WALs shorter than the existing portfolio and the passing of time.

	For the Three Months Ended
	June 30, 2010			March 31, 2010			December 31, 2009			September 30, 2009
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance	$970,431	1.76%	1.29	$651,943	2.05%	1.65	$480,704	1.93%	1.53	$322,166	1.84%	2.02
Maturities and calls	(210,048)			(119,103)			(1,033)			(25,128)
Net amortization of premiums/discounts	(1,051)			(1,053)			(1,061)			(901)
Purchases:
Fixed	443,757	1.38	1.11	438,254	1.36	1.02	173,431	2.39	1.25	183,391	1.95	2.17
Adjustable	--	--	--	--	--	--	--	--	--	--	--	--
Change in valuation of AFS securities	(25)			390			(98)			1,176
Ending balance	$1,203,064	1.67%	0.82	$970,431	1.76%	1.29	$651,943	2.05%	1.65	$480,704	1.93%	1.53

	For the Nine Months Ended
	June 30, 2010			June 30, 2009
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance	$480,704	1.93%	1.53	$142,359	3.94%	6.06
Maturities and calls	(330,184)			(84,632)
Net amortization of premiums/discounts	(3,165)			(1,261)
Purchases:
Fixed	1,055,442	1.54	1.10	265,162	1.52	1.09
Adjustable	--	--	--	--	--	--
Change in valuation of AFS securities	267			538
Ending balance	$1,203,064	1.67%	0.82	$322,166	1.84%	2.02

Liabilities.  Total liabilities increased $121.0 million from $7.46 billion at September 30, 2009 to $7.58 billion at June 30, 2010, due primarily to an increase in deposits of $145.2 million.  The increase in deposits was primarily in the money market and checking portfolios, partially offset by a decrease in the certificate of deposit portfolio.  The $97.8 million increase in the money market portfolio from September 30, 2009 to June 30, 2010 was due to customers reinvesting funds from maturing shorter term certificates into the money market portfolio and to some customers maintaining higher cash balances due to the current economic uncertainty and in anticipation of market rates increasing which would allow them to reinvest at higher rates.  The $47.3 million increase in our checking portfolio was also due to customers keeping more cash readily available, as reflected by a 10% increase in the average checking account balance from September 30, 2009 to June 30, 2010.  The $11.7 million decrease in our certificate of deposit portfolio was due to a $41.5 million decrease in retail certificates, partially offset by a $29.8 million increase in wholesale certificates.  The $41.5 million decrease in retail certificates was primarily in our shorter term certificates, partially offset by an increase in our longer term certificates.  Management competitively priced our longer term certificates in order to lengthen the weighted average maturity of the retail certificate of deposit portfolio while market rates are low.

During the current quarter, $200.0 million of fixed-rate FHLB advances with a weighted average contractual rate of 4.63% were prepaid and replaced with $200.0 million of fixed-rate FHLB advances with a weighted average contractual interest rate of 3.17% for a term of 84 months.  The Bank paid an $875 thousand prepayment penalty to the FHLB.  The prepayment penalty is being deferred as an adjustment to the carrying value of the new advances and will be recognized as expense over the life of the new advances, which effectively increased the interest rate on the new advances 7 basis points to 3.24%.  Also during the current quarter, a maturing $100.0 million FHLB advance with a contractual rate of 3.94% was renewed at a contractual rate of 3.23% for a term of 84 months.

Deposits

The following table presents the amount, average rate and percentage of total deposits for checking, savings, money market and certificates for the periods presented.

	At			At			At			At
	June 30, 2010			March 31, 2010			December 31, 2009			September 30, 2009
		Average	% of		Average	% of		Average	% of		Average	% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Checking	$487,279	0.13%	11.1%	$493,929	0.13%	11.4%	$491,619	0.13%	11.7%	$439,975	0.17%	10.4%
Savings	238,236	0.54	5.5	239,651	0.54	5.6	225,383	0.56	5.3	226,396	0.66	5.4
Money market	945,941	0.67	21.6	934,071	0.72	21.6	888,131	0.73	21.0	848,157	0.82	20.1
Certificates	2,702,388	2.47	61.8	2,651,415	2.66	61.4	2,622,119	2.83	62.0	2,714,081	3.09	64.1
Total deposits	$4,373,844	1.71%	100.0%	$4,319,066	1.83%	100.0%	$4,227,252	1.95%	100.0%	$4,228,609	2.20%	100.0%

At June 30, 2010, $83.7 million in certificates were brokered deposits, compared to $71.5 million in brokered deposits at September 30, 2009.  The $83.7 million of brokered deposits at June 30, 2010 had a weighted average rate of 2.58% and a remaining term to maturity of 4.1 years.  The Bank regularly considers brokered deposits as a source of funding, provided that investment opportunities are balanced with the funding cost. As of June 30, 2010, $109.0 million in certificates were public unit deposits, compared to $91.5 million in public unit deposits at September 30, 2009.  The $109.0 million of public unit deposits at June 30, 2010 had a weighted average rate of .45% and a remaining term to maturity of 6 months.  Management will continue to monitor the wholesale deposit market for attractive opportunities relative to the use of proceeds for investments.

The following tables set forth maturity information for our certificate of deposit portfolio at June 30, 2010.

	Amount Due
		More than	More than
	1 year	1 year to	2 to 3	More than
	or less	2 years	years	3 years	Total
	(Dollars in thousands)

0.00 – 0.99%	$172,132	$9	$5,040	$13	$177,194
1.00 – 1.99%	641,368	187,325	38,500	5,000	872,193
2.00 – 2.99%	309,146	92,310	130,505	245,861	777,822
3.00 – 3.99%	153,278	331,341	81,842	33,119	599,580
4.00 – 4.99%	94,727	75,313	12,379	836	183,255
5.00 – 5.99%	91,471	278	--	--	91,749
6.00 – 6.99%	595	--	--	--	595
	$1,462,717	$686,576	$268,266	$284,829	$2,702,388

Weighted Average Maturity (in years)					1.28
Weighted Average Maturity for the Retail Certificate of Deposit Portfolio (in years)                                                                     1.22

	Maturity
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)

Certificates of deposit less than $100,000	$283,120	$221,146	$505,533	$837,425	$1,847,224
Certificates of deposit of $100,000 or more	181,896	81,378	189,644	402,246	855,164
Total certificates of deposit	$465,016	$302,524	$695,177	$1,239,671	$2,702,388

Borrowings

The following table presents the maturity of FHLB advances, at par, and repurchase agreements as of June 30, 2010.  The balance of FHLB advances excludes the deferred gain on the terminated interest rate swaps and the deferred prepayment penalty.  Management will continue to monitor the Bank’s investment opportunities and balance those opportunities with the cost of FHLB advances or other funding sources.

			Weighted	Weighted
	FHLB	Repurchase	Average	Average
Maturity by	Advances	Agreements	Contractual	Effective
Fiscal year	Amount	Amount	Rate	Rate (1)
	(Dollars in thousands)
2010	$50,000	$45,000	4.09%	4.09%
2011	276,000	200,000	4.42	4.42
2012	350,000	150,000	3.67	3.67
2013	525,000	145,000	3.74	4.00
2014	450,000	100,000	3.33	3.96
2015	200,000	20,000	3.50	4.16
2016	275,000	--	3.86	4.39
2017	300,000	--	3.19	3.24
	$2,426,000	$660,000	3.71%	3.98%

(1) The effective rate includes the net impact of the amortization of deferred prepayment penalties related to the prepayment of certain FHLB advances and deferred gains related to the termination of interest rate swaps during fiscal year 2008.

The following table presents the maturity of FHLB advances and repurchase agreements for the next four quarters as of June 30, 2010.

		Weighted
		Average
Maturity by		Contractual
Quarter End	Amount	Rate
	(Dollars in thousands)
September 30, 2010	$95,000	4.09%
December 31, 2010	300,000	4.55
March 31, 2011	25,000	2.94
June 30, 2011	25,000	2.79
	$445,000	4.26%

The following table sets forth certain information relating to each category of borrowings for which the average short-term balance outstanding during the period was more than 29% of stockholders’ equity at the end of the period.  The maximum balance, average balance, and weighted average interest rate during the period reflect all borrowings that were scheduled to mature within one year at any month-end during the period.  For the periods ended September 30, 2008 and June 30, 2009, there were no repurchase agreements scheduled to mature within one year.

	At or for the Nine Months Ended		At or for the Year Ended
	June 30,		September 30,
	2010	2009	2009	2008
	(Dollars in thousands)
FHLB Advances:
Balance at period end	$250,000	$120,000	$350,000	$620,000
Maximum balance outstanding
at any month-end during the period	550,000	795,000	795,000	925,000
Average balance	472,222	414,444	396,250	742,500
Weighted average contractual
interest rate during the period	4.57%	4.48%	4.54%	4.31%
Weighted average contractual
interest rate at end of period	4.77%	4.13%	4.49%	4.27%

Repurchase Agreements:
Balance at end of period	$195,000	$--	$45,000	$--
Maximum balance outstanding
at any month-end during the period	195,000		45,000	--
Average balance	142,222	--	11,250	--
Weighted average contractual
interest rate during the period	3.67%	--	3.05%	--
Weighted average contractual
interest rate at end of period	3.61%	--	3.05%	--

Stockholders’ Equity.  Stockholders’ equity increased $18.7 million, from $941.3 million at September 30, 2009 to $960.0 million at June 30, 2010.  The increase was due to net income of $52.4 million and an increase in accumulated other comprehensive income of $2.6 million due to an increase in unrealized gains on AFS securities, partially offset by dividend payments of $37.9 million during the period.

Unrealized gains and losses on AFS securities result from changes in the fair value of the securities, due to fluctuations in market yields.  Fluctuations in market yields result in changes in stockholders’ equity through accumulated other comprehensive income, but they do not impact results of operations unless the securities are sold and proceeds are reinvested at market rates.  Management is no longer classifying purchased securities as AFS due to the potential fluctuations in stockholders’ equity caused by market yield changes.  Management will continue to monitor the size of the AFS securities portfolio and will begin classifying purchased securities as AFS when appropriate.  If future market yields were to remain at the same level as June 30, 2010, then the net unrealized gain in stockholders’ equity would decrease over time due to the decline in the AFS security portfolio balance as a result of repayments.

The Board of Directors approved a new stock purchase plan on January 26, 2010.  Under the new plan, the Company intends to repurchase up to 250,000 shares from time to time, depending on market conditions, at prevailing market prices in open-market and other transactions. The shares would be held as treasury stock for general corporate use.  The plan has no expiration date. We are not currently repurchasing shares as a result of the pending stock offering.

Dividends from the Company are the only source of funds for MHC.  It is expected that MHC will waive future dividends except to the extent they are needed to fund its continuing operations.  The following table shows the number of shares eligible to receive dividends (“public shares”) because of the waiver of dividends by MHC at June 30, 2010.  The unvested shares in the ESOP receive cash equal to the dividends paid on the public shares.  The cash received is applied to the annual debt obligation on the loan taken out by the ESOP from the Company at the time of the mutual-to-stock conversion of the Bank to purchase shares for the ESOP.  These shares are held in trust for a future employee benefit, and are therefore excluded from the calculation of public shares.

Total voting shares outstanding at September 30, 2009	74,099,355
Treasury stock acquisitions	(130,368)
RRP grants	5,000
Options exercised	16,991
Total voting shares outstanding at June 30, 2010	73,990,978
Unvested shares in ESOP	(806,556)
Shares held by MHC	(52,192,817)
Total public shares at June 30, 2010	20,991,605

The following table presents quarterly dividends paid in calendar years 2010, 2009, and 2008.  The dollar amounts represent dividends paid during the quarter.  The actual amount of dividends to be paid during the quarter ending September 30, 2010, as approved by the Board of Directors on July 12, 2010, will be based upon the number of shares referenced in the table as “dividend shares,” outstanding on the record date of July 23, 2010.  All dividend shares outstanding presented in the table below are as of the date of record per the dividend declaration.

	Calendar Year
	2010	2009	2008
	(Dollars in thousands, except per share amounts)
Quarter ended March 31
Number of dividend shares	21,478,305	20,874,269	20,660,510
Dividend per share	$0.50	$0.50	$0.50
Total dividends paid	$10,739	$10,437	$10,330
Quarter ended June 30
Number of dividend shares	20,991,105	20,892,544	20,661,660
Dividend per share	$0.50	$0.50	$0.50
Total dividends paid	$10,496	$10,446	$10,331
Quarter ended September 30
Number of dividend shares	20,992,105	20,897,844	20,668,519
Dividend per share	$0.50	$0.50	$0.50
Total dividends paid	$10,496	$10,448	$10,334
Quarter ended December 31
Number of dividend shares		21,099,982	20,881,157
Dividend per share		$0.50	$0.50
Total dividends paid		$10,550	$10,441
Special year end dividend
Number of dividend shares		21,099,982	20,881,157
Dividend per share		$0.29	$0.11
Total dividends paid		$6,119	$2,297

Calendar year-to-date dividends per share	$1.50	$2.29	$2.11

Operating Results

The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2010	2010	2009	2009	2009
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Loans receivable	$68,990	$70,315	$74,526	$74,875	$76,745
MBS	16,864	18,627	20,754	22,225	24,211
Investment securities	4,565	3,726	2,559	1,973	1,279
Other interest and dividend income	1,066	1,039	1,048	1,027	843
Total interest and dividend income	91,485	93,707	98,887	100,100	103,078

Interest expense:
FHLB advances	24,417	24,299	24,819	25,046	25,307
Deposits	19,149	19,776	22,105	24,270	24,705
Other borrowings	7,032	6,949	7,109	7,144	7,144
Total interest expense	50,598	51,024	54,033	56,460	57,156

Provision for loan losses	1,816	3,200	3,115	623	3,112

Net interest and dividend income
(after provision for loan losses)	39,071	39,483	41,739	43,017	42,810

Other income	7,754	6,536	13,131	6,745	8,232
Other expenses	20,624	23,100	22,749	22,989	26,411
Income tax expense	9,443	8,264	11,141	9,935	9,155
Net income	$16,758	$14,655	$20,980	$16,838	$15,476

Efficiency ratio	42.40%	46.93%	39.23%	45.63%	48.77%

Basic EPS	$0.23	$0.20	$0.29	$0.23	$0.21
Diluted EPS	0.23	0.20	0.29	0.23	0.21
Dividends declared per public share	0.50	0.50	0.79	0.50	0.50

Operating Results for the Nine Months Ended June 30, 2010 and 2009.  Net income for the nine months ended June 30, 2010 was $52.4 million compared to $49.5 million for the same period in the prior fiscal year.  The $2.9 million increase in net income between periods was a result of an increase in other income of $5.6 million and a decrease in other expenses of $4.2 million, partially offset by a decrease in net interest income of $4.6 million and an increase in the provision for loan losses of $2.4 million.

The net interest margin decreased 12 basis points, from 2.21% for the nine months ended June 30, 2009 to 2.09% for the nine months ended June 30, 2010.  The decrease in the net interest margin was due to an increase in the average balance of interest-earning assets at lower yields compared to the nine months ended June 30, 2009.  As previously discussed, the Bank has been purchasing investment securities with weighted average lives of approximately three years or less and at yields lower than MBS. If market rates were to rise, the short-term nature of the investment securities may allow management the opportunity to reinvest the maturing funds at a higher rate.  Also contributing to the decline in the net interest margin was the 38 basis point decrease in the average yield on the loan portfolio between periods.

Interest and Dividend Income
Total interest and dividend income for the nine months ended June 30, 2010 was $284.1 million compared to $312.7 million for the nine months ended June 30, 2009.  The $28.6 million decrease was primarily a result of decreases in interest income on MBS of $19.5 million and loans receivable of $17.1 million, partially offset by an increase in interest income on investment securities of $7.3 million.

Interest income on loans receivable for the current nine month period was $213.8 million compared to $230.9 million for the prior year period.  The $17.1 million decrease in interest income was a result of the 38 basis point decrease in the weighted average yield to 5.24% for the period and, to a lesser extent, a decrease of $36.0 million in the average balance of the portfolio.  The decrease in the weighted average yield was due to a significant amount of loan modifications and refinances during the second and third quarters of fiscal year 2009 which did not impact the yield until the borrowers began paying the lower interest rate the month after the refinance or the modification was effective.  The decrease in the weighted average yield was also a result of a decrease in deferred fee amortization related to slower prepayment speeds compared to the prior year, repayments of loans with rates higher than the portfolio, purchases and originations at market rates lower than the portfolio, and modifications, refinances, and ARM loans repricing.  The decrease in prepayment speeds was due primarily to a decline in modifications and refinances as compared to the prior year.

Interest income on MBS for the current nine month period was $56.2 million compared to $75.7 million for the prior year period.  The $19.5 million decrease was a result of a $380.2 million decrease in the average balance of the portfolio and a decrease of 45 basis points in the weighted average yield to 4.25% for the current nine months.  The decrease in the average balance of the portfolio was due to principal repayments which were not replaced in their entirety; rather, they were reinvested into the investment securities portfolio.  The weighted average yield decreased between the two periods due to an increase of prepayments on MBS with yields higher than the existing portfolio, adjustable-rate securities repricing to lower market rates, and, to a lesser extent, purchases of MBS at a lower average yield than the existing portfolio between the two periods.

Interest income on investment securities for the current nine month period was $10.9 million compared to $3.6 million for the prior year period.  The $7.3 million increase was primarily a result of a $607.8 million increase in the average balance, partially offset by a decrease in the average yield of 94 basis points to 1.86% for the current nine month period.  The average balance increased due to the purchase of $1.24 billion of investment securities between periods, partially offset by calls and maturities of $355.3 million.  The average yield decreased primarily due to purchases at yields lower than the overall portfolio yield.

Interest Expense
Interest expense decreased $24.0 million to $155.7 million for the current nine month period from $179.7 million for the prior year period.  The decrease in interest expense was primarily due to a decrease in interest expense on deposits and FHLB advances.

Interest expense on deposits for the current nine month period was $61.0 million compared to $76.2 million for the prior year period.  The $15.2 million decrease in interest expense on deposits was due to a decrease in the rates on the entire deposit portfolio, primarily the certificate of deposit and money market portfolios, due to the portfolios repricing to lower market rates.  The average rate paid on the deposit portfolio decreased 63 basis points between the two periods, from 2.54% for the nine months ended June 30, 2009 to 1.91% for the nine months ended June 30, 2010. The decrease in interest expense was partially offset by a $260.1 million increase in the average balance of the deposit portfolio, particularly the certificate of deposit and money market portfolios.

Interest expense on FHLB advances for the current nine month period was $73.5 million compared to $81.5 million for the prior year period.  The $8.0 million decrease in interest expense on FHLB advances was a result of the refinance of $875.0 million of FHLB advances during the second and third quarters of fiscal year 2009 and, to a lesser extent, a decrease in the average balance of $51.6 million primarily due to maturing advances that were not renewed.

Provision for Loan Losses
The Bank recorded a provision for loan losses of $8.1 million during the current nine month period, compared to a provision of $5.8 million for the nine months ended June 30, 2009.  The $8.1 million provision for loan losses is composed of $5.3 million related to the increase in certain loss factors in our general valuation allowance model, primarily on purchased loans, and $2.8 million related to establishing or increasing SVAs, also primarily on purchased loans.  The increase in certain loss factors in our general valuation allowance model reflects the risks inherent in our loan portfolio due to decreases in real estate values in certain geographic regions where the Bank has purchased loans, the continued elevated level of unemployment, the increase in non-performing loans and loan charge-offs, and SVAs, particularly related to our purchased loan portfolio.  These factors contributed to the increase in the provision for loan losses in fiscal year 2010 and resulted in an increase in our ALLL.  See additional discussion regarding the ALLL and provision for loan losses in the sections entitled “Critical Accounting Policies – Allowance for Loan Losses” and “Asset Quality – Loans and REO.”

Other Income and Expense
Total other income was $27.4 million for the current nine month period compared to $21.8 million for the prior year period.  The $5.6 million increase was due primarily to the $6.5 million gain on the sale of trading MBS in conjunction with the loan swap transaction during the December 31, 2009 quarter, partially offset by a decrease of $1.0 million in net gain on loan sales, due to fewer loan sales in the current period compared to the prior year period.  The volume of mortgage loan sales and premiums and the related income may fluctuate, as loan sales are impacted by market rates.  The Federal Reserve Board has amended Regulation E to prohibit financial institutions from charging customers fees for paying overdrafts on automated teller machine (“ATM”) and one-time debit card transactions, unless a customer consents, or opts in, to the overdraft service for those types of transactions.  The effective date for the new rule is July 1, 2010 for new customers and August 15, 2010 for existing customers.  Assuming 50% of our debit card customers opt into the program, we estimate our fee income could be reduced by $1.3 million annually as a result of the new rules.

Total other expenses for the nine months ended June 30, 2010 were $66.5 million, compared to $70.6 million in the prior year period.  The $4.1 million decrease was due primarily to a decrease in other expenses, net of $2.8 million and a decrease in advertising and promotional expense of $1.1 million.  The decrease in other expenses, net was largely related to an impairment and valuation allowance taken on the MSR asset in the prior year period, compared to a recovery in the current period.

Income Tax Expense
Income tax expense for the current nine month period was $28.9 million compared to $29.0 million for the prior year nine month period.  The effective tax rate for the nine months ended June 30, 2010 was 35.5%, compared to 37.0% for the prior year nine month period.  The difference in the effective tax rate between periods was primarily a result of a net decrease in nondeductible amounts associated with the ESOP in the current fiscal year, a reduction of unrecognized tax benefits due to the lapse of the statute of limitations during the first quarter of fiscal year 2010 and an increase in tax credits related to our low income housing partnerships.

Average Balance Sheet

The following table presents the average balances of our assets, liabilities and stockholders’ equity and the related annualized yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated and the weighted average yield/rate on our interest-earning assets and interest-bearing liabilities at June 30, 2010.  Average yields are derived by dividing annualized income by the average balance of the related assets and average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown.  Average outstanding balances are derived from average daily balances, except for other noninterest-earning assets, other noninterest-earning liabilities and stockholders’ equity which were calculated based on month-end balances.  The yields and rates include amortization of fees, costs, premiums and discounts which are considered adjustments to yields/rates. Yields on tax-exempt securities were not calculated on a tax-equivalent basis.
	At	For the Nine Months Ended
	June 30, 2010	June 30, 2010			June 30, 2009
		Average	Interest		Average	Interest
	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Rate	Balance	Paid(7)	Rate	Balance	Paid(7)	Rate
Assets:		(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	5.28%	$5,442,854	$213,831	5.24%	$5,478,858	$230,907	5.62%
MBS (2)	4.15	1,765,830	56,245	4.25	2,146,021	75,701	4.70
Investment securities (2)(3)	1.67	777,490	10,850	1.86	169,643	3,560	2.80
Capital stock of FHLB	2.98	134,067	2,991	2.98	128,919	2,351	2.44
Cash and cash equivalents	0.23	92,056	162	0.24	84,116	167	0.26
Total interest-earning assets (1) (2)	4.47	8,212,297	284,079	4.61	8,007,557	312,686	5.21
Other noninterest-earning assets		230,064			183,097
Total assets		$8,442,361			$8,190,654

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	0.13%	$468,365	$471	0.13%	$423,643	$652	0.21%
Savings	0.54	231,604	1,000	0.58	229,288	1,449	0.84
Money market	0.67	904,227	4,947	0.73	804,517	6,639	1.10
Certificates	2.47	2,660,540	54,612	2.74	2,547,198	67,461	3.54
Total deposits	1.71	4,264,736	61,030	1.91	4,004,646	76,201	2.54
FHLB advances (4)	3.98	2,395,449	73,535	4.10	2,447,044	81,505	4.44
Repurchase agreements	3.97	660,000	19,857	3.97	660,000	19,857	3.97
Other borrowings	3.05	53,609	1,233	3.03	53,598	2,121	5.22
Total borrowings	3.96	3,109,058	94,625	4.05	3,160,642	103,483	4.35
Total interest-bearing liabilities	2.65	7,373,794	155,655	2.81	7,165,288	179,684	3.34
Other noninterest-bearing liabilities		115,154			121,378
Stockholders' equity		953,413			903,988
Total liabilities and stockholders' equity		$8,442,361			$8,190,654
 (Continued)

	At	For the Nine Months Ended
	June 30, 2010	June 30, 2010			June 30, 2009
		Average	Interest		Average	Interest
	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Rate	Balance	Paid(7)	Rate	Balance	Paid(7)	Rate

Net interest rate spread (5)	1.82%			1.80%			1.87%
Net interest-earning assets		$838,503			$842,269
Net interest margin (6)				2.09			2.21
Ratio of interest-earning assets
to interest-bearing liabilities				1.11			1.12

Selected Performance Ratios:
Return on average assets (annualized)				0.83%			0.81%
Return on average equity (annualized)				7.33			7.30
Average equity to average assets				11.29			11.04
 (Concluded)

(1)  Calculated net of unearned loan fees, deferred costs, and undisbursed loan funds.  Non-accruing loans are included in the loans receivable average balance with a yield of zero percent. Balances include LHFS.

(2) MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3) The average balance of investment securities includes an average balance of nontaxable securities of $72.0 million and $59.3 million for the periods ended June 30, 2010 and June 30, 2009, respectively.

(4) FHLB advances are stated net of deferred gains and deferred prepayment penalties. The rate at June 30, 2010 is the effective rate.

(5) Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

(7) Net interest income represents the difference between interest income earned on interest-earning assets, such as mortgage loans, investment securities, and MBS, and interest paid on interest-bearing liabilities, such as deposits, FHLB advances, and other borrowings.  Net interest income depends on the balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

Rate/Volume Analysis

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the nine months ended June 30, 2010 to the nine months ended June 30, 2009.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.
	For the Nine Months Ended
	June 30, 2010 vs. June 30, 2009
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(1,508)	$(15,568)	$(17,076)
MBS	(12,630)	(6,826)	(19,456)
Investment securities	8,849	(1,559)	7,290
Capital stock of FHLB	98	542	640
Cash and cash equivalents	15	(20)	(5)
Total interest-earning assets	$(5,176)	$(23,431)	$(28,607)

Interest-bearing liabilities:
Checking	$65	$(274)	$(209)
Savings	15	(452)	(437)
Money market	752	(2,425)	(1,673)
Certificates	2,914	(15,766)	(12,852)
FHLB advances	(976)	(6,994)	(7,970)
Other borrowings	--	(888)	(888)
Total interest-bearing liabilities	$2,770	$(26,799)	$(24,029)

Net change in net interest and dividend income	$(7,946)	$3,368	$(4,578)

Operating Results for the Three Months Ended June 30, 2010 and 2009.  Net income for the quarter ended June 30, 2010 was $16.8 million compared to $15.5 million for the same period in the prior fiscal year.  The $1.3 million increase in net income between periods was primarily a result of a decrease in other expenses of $5.8 million and a decrease in the provision for loan losses of $1.3 million, partially offset by a decrease in net interest income of $5.0 million.  The net interest margin decreased 29 basis points from 2.26% for the June 30, 2009 quarter to 1.97% for the June 30, 2010 quarter.  The decrease in the net interest margin was due to an increase in the average balance of interest-earning assets at lower yields compared to the quarter ended June 30, 2009.

Interest and Dividend Income
Total interest and dividend income for the current quarter was $91.5 million compared to $103.1 million for the prior year quarter.  The $11.6 million decrease was primarily a result of decreases in interest income on loans receivable of $7.7 million and MBS of $7.3 million, partially offset by an increase in interest income on investment securities of $3.3 million.

Interest income on loans receivable for the current quarter was $69.0 million compared to $76.7 million for the prior year quarter.  The $7.7 million decrease in interest income was primarily a result of a decrease of 41 basis points in the weighted average yield to 5.14% for the current quarter and, to a lesser extent, a $163.0 million decrease in the average balance of the portfolio.  The decrease in the weighted average yield was due to a significant amount of loan modifications and refinances during the third quarter of fiscal year 2009 which did not impact the yield until the borrowers began paying the lower interest rate the month after the refinance or the effective date of the modification.  The decrease in the weighted average yield was also due to purchases and originations at market rates which were lower than the existing portfolio, ARM loans repricing, and a decrease in deferred fee amortization as a result of a decline in modifications, and refinances, compared to the prior year.  The decrease in the average balance between the two periods was due primarily to the loan swap transaction.

Interest income on MBS for the current quarter was $16.9 million compared to $24.2 million for the prior year quarter.  The $7.3 million decrease was a result of a $477.7 million decrease in the average balance of the portfolio and a decrease of 46 basis points in the weighted average yield to 4.12% for the current quarter.  The decrease in the average balance of the portfolio was due to principal repayments which were not replaced in their entirety.  The weighted average yield decreased between the two periods due to an increase of prepayments on MBS with yields higher than the existing portfolio, adjustable-rate securities repricing to lower market rates, and, to a lesser extent, purchases of MBS at a lower average yield than the existing portfolio between the two periods.

Interest income on investment securities for the current quarter was $4.6 million compared to $1.3 million for the prior year quarter.  The $3.3 million increase was primarily a result of a $795.3 million increase in the average balance, partially offset by a decrease in the average yield of 32 basis points to 1.75% for the current quarter.  The average balance increased due to the purchase of $1.24 billion of investment securities between periods, partially offset by calls and maturities of $355.3 million.  The average yield decreased primarily due to purchases at yields lower than the overall portfolio yield.

Interest Expense
Interest expense decreased $6.6 million to $50.6 million for the current quarter from $57.2 million for the prior year quarter.  The decrease in interest expense was primarily due to a decrease in interest expense on deposits.

Interest expense on FHLB advances for the current quarter was $24.4 million compared to $25.3 million for the prior year quarter.  The $890 thousand decrease in interest expense on FHLB advances was due primarily to the refinance of $300.0 million of FHLB advances during the third quarter of fiscal year 2009 and, to a lesser extent, a decrease in the average balance of $12.5 million due primarily to maturing advances that were not renewed.  The refinance of $200.0 million of FHLB advances and the renewal of a $100.0 million FHLB advance at a lower rate during the current quarter had a marginal impact on the decrease in interest expense on FHLB advances due to the timing of the transactions.

Interest expense on deposits for the current quarter was $19.1 million compared $24.7 million for the prior year quarter.  The $5.6 million decrease in interest expense on deposits was due to a decrease in the rates on the entire deposit portfolio, primarily the certificates of deposit and money market portfolios, due to the portfolios repricing to lower market rates.  The average rate paid on the deposit portfolio decreased 62 basis points between the two periods, from 2.39% at June 30, 2009 to 1.77% at June 30, 2010. The decrease in interest expense was partially offset by a $195.2 million increase in the average balance of the deposit portfolio.

Provision for Loan Losses
The Bank recorded a provision for loan losses of $1.8 million during the current quarter, compared to a provision of $3.1 million for the quarter ended June 30, 2009.  The $1.8 million provision for loan losses is composed of $1.2 million related to increasing and establishing SVAs, primarily on purchased loans, and $615 thousand due to an increase in certain factors in our general valuation model to account for the current economic conditions, such as the current status and trends in real estate values, and also the recent loss and SVA experience on our purchased loan portfolio.  See additional discussion regarding the ALLL and provision for loan losses in the sections entitled “Critical Accounting Policies – Allowance for Loan Losses” and “Asset Quality – Loans and REO.”

Other Income and Expense
Total other income was $7.7 million for the current quarter compared to $8.2 million for the prior year quarter.  The $478 thousand decrease was due primarily to a decrease in net gain on loan sales, due to fewer loan sales in the current period compared to the prior year period.  The volume of mortgage loan sales and premiums and the related income may fluctuate, as loan sales are impacted by market rates.

Total other expenses for the current quarter were $20.6 million for the current quarter, compared to $26.4 million in the prior year quarter.  The $5.8 million decrease was due primarily to a decrease in federal insurance premium of $3.5 million and other expenses, net of $1.7 million.  The decrease in federal insurance premium was due to a $3.8 million FDIC special assessment in the prior year period.  The decrease in other expenses, net was due primarily to the prior year quarter including $566 thousand of impairments and valuation allowances related to our MSR assets compared to a recovery of $636 thousand during the current year quarter.

Income Tax Expense
Income tax expense for the current quarter was $9.4 million compared to $9.2 million for the prior year quarter.  The effective tax rate for the quarter ended June 30, 2010 was 36.0%, compared to 37.2% for the prior year quarter.  The difference in the effective tax rate between periods was primarily a result of a net decrease in nondeductible amounts associated with the ESOP in the current fiscal year, a reduction of unrecognized tax benefits due to the lapse of the statute of limitations during the first quarter of fiscal year 2010 and an increase in tax credits related to our low income housing partnerships.

Average Balance Sheet
The following table presents the average balances of our assets, liabilities and stockholders’ equity.  Average yields are derived by dividing annualized income by the average balance of the related assets and average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown.  Average outstanding balances are derived from average daily balances, except for other noninterest-earning assets, other noninterest-earning liabilities and stockholders’ equity which were calculated based on month-end balances.  The yields and rates include amortization of fees, costs, premiums and discounts which are considered adjustments to yields/rates. Yields on tax-exempt securities were not calculated on a tax-equivalent basis.
	For the Three Months Ended
	June 30, 2010			June 30, 2009
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid (7)	Rate	Balance	Paid(7)	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$5,369,611	$68,990	5.14%	$5,532,573	$76,745	5.55%
MBS (2)	1,637,509	16,864	4.12	2,115,159	24,211	4.58
Investment securities (2)(3)	1,041,935	4,565	1.75	246,588	1,279	2.07
Capital stock of FHLB	135,061	1,005	2.98	131,287	793	2.42
Cash and cash equivalents	103,574	61	0.24	84,360	50	0.23
Total interest-earning assets	8,287,690	91,485	4.42	8,109,967	103,078	5.08
Other noninterest-earning assets	229,972			219,154
Total assets	$8,517,662			$8,329,121

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$490,216	$152	0.12%	$442,227	$227	0.21%
Savings	238,108	322	0.54	230,869	418	0.73
Money market	940,270	1,611	0.69	838,281	1,948	0.93
Certificates	2,677,303	17,064	2.56	2,639,347	22,112	3.36
Total deposits	4,345,897	19,149	1.77	4,150,724	24,705	2.39
FHLB advances (4)	2,398,458	24,417	4.08	2,410,956	25,307	4.21
Repurchase agreements	660,000	6,619	3.97	660,000	6,618	3.97
Other borrowings	53,609	413	3.05	53,609	526	3.88
Total borrowings	3,112,067	31,449	4.04	3,124,565	32,451	4.16
Total interest-bearing liabilities	7,457,964	50,598	2.72	7,275,289	57,156	3.15
Other noninterest-bearing liabilities	103,130			127,389
Stockholders' equity	956,568			926,443
Total liabilities and stockholders' equity	$8,517,662			$8,329,121

Net interest rate spread (5)		1.70%		1.93%
Net interest-earning assets	$ 829,726		$ 834,678
Net interest margin (6)		1.97		2.26
Ratio of interest-earning assets
to interest-bearing liabilities		1.11		1.11

Selected performance ratios:
Return on average assets (annualized)		0.79%		0.74%
Return on average equity (annualized)		7.01		6.68
Average equity to average assets		11.23		11.12

(1)  Calculated net of unearned loan fees, deferred costs, and undisbursed loan funds.  Non-accruing loans are included in the loans receivable average balance with a yield of zero percent. Balances include LHFS.

(2)  MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)  The average balance of investment securities includes an average balance of nontaxable securities of $72.3 million and $61.5 million for the quarters ended June 30, 2010 and June 30, 2009, respectively.

(4)  FHLB advances are stated net of deferred gains and deferred prepayment penalties.

(5) Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

(7) Net interest income represents the difference between interest income earned on interest-earning assets, such as mortgage loans, investment securities, and MBS, and interest paid on interest-bearing liabilities, such as deposits, FHLB advances, and other borrowings.  Net interest income depends on the balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

Rate/Volume Analysis

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended June 30, 2010 to the quarter ended June 30, 2009.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	Quarter Ended June 30,
	2010 vs. 2009
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(2,217)	$(5,538)	$(7,755)
MBS	(5,085)	(2,262)	(7,347)
Investment securities	3,512	(226)	3,286
Capital stock of FHLB	23	188	211
Cash equivalents	12	--	12
Total interest-earning assets	$(3,755)	$(7,838)	$(11,593)

Interest-bearing liabilities:
Checking	$23	$(108)	$(85)
Savings	13	(112)	(99)
Money market	217	(545)	(328)
Certificates	314	(5,358)	(5,044)
FHLB advances	(168)	(722)	(890)
Other borrowings	--	(112)	(112)
Total interest-bearing liabilities	$399	$(6,957)	$(6,558)

Net change in net interest and dividend income	$(4,154)	$(881)	$(5,035)

Operating Results for the Three Months Ended June 30, 2010 and March 31, 2010.  For the quarter ended June 30, 2010, the Company recognized net income of $16.8 million, compared to net income of $14.7 million for the quarter ended March 31, 2010.  The $2.1 million increase in net income between periods was primarily the result of a $1.8 million decrease in other expenses, net, a $1.4 million decrease in provision for loan losses, and a $1.2 million increase in other income, partially offset by a $2.2 million decrease in interest and dividend income.  The net interest margin decreased 12 basis points, from 2.09% for the March 31, 2010 quarter to 1.97% for the June 30, 2010 quarter.  The decrease in the net interest margin was primarily a result of a decrease in the average yield and average balance of MBS and loans, while the average balance of investment securities increased, but at a lower yield than MBS.

Interest and Dividend Income
Total interest and dividend income for the current quarter was $91.5 million compared to $93.7 million for the quarter ended March 31, 2010.  The $2.2 million decrease was primarily a result of a decrease in interest income on MBS of $1.8 million and loans receivable of $1.3 million, partially offset by an increase in interest income on investment securities of $839 thousand.

Interest income on loans receivable for the current quarter was $69.0 million compared to $70.3 million for the quarter ended March 31, 2010.  The $1.3 million decrease in interest income was due to a decrease of seven basis points in the weighted average yield of the loan portfolio to 5.14% for the current quarter and a $36.9 million decrease in the average balance of the portfolio.  The seven basis point decrease in the weighted average yield can be attributed to principal repayments of loans with yields higher than the portfolio, originations and purchases at rates lower than the portfolio, and loan modifications, refinances, and ARMs repricing.

Interest income on MBS for the current quarter was $16.9 million compared to $18.6 million for the quarter ended March 31, 2010.  The $1.7 million decrease was primarily a result of a $132.9 million decrease in the average balance of the portfolio due to principal repayments which were not replaced, and to a lesser extent, a nine basis point decrease in the yield on MBS.

Interest income on investment securities for the current quarter was $4.6 million compared to $3.7 million for the quarter ended March 31, 2010.  The $839 thousand increase was primarily a result of a $273.6 million increase in the average balance.  The average balance increased due to the purchase of $443.8 million of investment securities during the current quarter, partially offset by calls and maturities of $210.0 million.

Interest Expense
Interest expense decreased $426 thousand to $50.6 million for the current quarter, from $51.0 million for the quarter ended March 31, 2010.  The decrease was primarily due to a decrease in interest expense on deposits of $627 thousand as a result of a 17 basis point decrease in the weighted average rate of the certificate of deposit portfolio due the portfolio continuing to reprice downward.

Provision for Loan Losses
The Bank recorded a provision for loan losses of $1.8 million during the current quarter, compared to a provision of $3.2 million in the quarter ended March 31, 2010.  The $1.8 million provision for loan losses is composed of $1.2 million related to increasing and establishing SVAs, primarily on purchased loans, and $615 thousand related to an increase in certain factors in our general valuation model to account for the current economic conditions, such as the current status and trends in real estate values, and also the recent loss and SVA experience on our purchased loan portfolio.  See additional discussion regarding the ALLL and provision for loan losses in the sections entitled “Critical Accounting Policies – Allowance for Loan Losses” and “Asset Quality – Loans and REO.”

Other Income and Expense
Total other income was $7.7 million for the current quarter compared to $6.5 million for the quarter ended March 31, 2010.  The $1.2 million increase was due primarily to an $827 thousand increase in gains on loans receivable, net as the volume and premiums on mortgage loans sold increased, as well as to a $468 thousand increase in retail fees and charges resulting primarily from an increase in VISA check card transaction volume and customer related fees.  The volume of mortgage loan sales and premiums and the related income may fluctuate, as loan sales are impacted by market rates.

Total other expenses were $20.6 million for the current quarter, compared to $23.1 million in the prior quarter.  The $2.5 million decrease was due primarily to a $1.8 million decrease in other expenses, net due to a recovery on the MSR asset of $636 thousand compared to a recovery of $21 thousand in the March 31, 2010 quarter, a decrease in losses related to low-income housing partnerships, which were purchased for their related tax credits, and a decrease in expense associated with REO operations.

Income Tax Expense
Income tax expense for the current quarter was $9.4 million compared to $8.3 million for the quarter ended March 31, 2010.  The $1.1 million increase was due to an increase in earnings between periods.  The effective tax rate for the quarter ended June 30, 2010 was 36.0%, compared to 36.1% for the quarter ended March 31, 2010.

Average Balance Sheet

As mentioned above, average yields are derived by dividing annualized income by the average balance of the related assets and average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown.  Average outstanding balances are derived from average daily balances, except for other noninterest-earning assets, other noninterest-earning liabilities and stockholders’ equity which were calculated based on month-end balances.  The yields and rates include amortization of fees, costs, premiums and discounts which are considered adjustments to yields/rates. Yields on tax-exempt securities were not calculated on a tax-equivalent basis.
	For the Three Months Ended
	June 30, 2010			March 31, 2010
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid(7)	Rate	Balance	Paid(7)	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$5,369,611	$68,990	5.14%	$5,406,480	$70,315	5.21%
MBS (2)	1,637,509	16,864	4.12	1,770,456	18,627	4.21
Investment securities (2)(3)	1,041,935	4,565	1.75	768,355	3,726	1.94
Capital stock of FHLB	135,061	1,005	2.98	134,075	985	2.98
Cash and cash equivalents	103,574	61	0.24	92,335	54	0.23
Total interest-earning assets	8,287,690	91,485	4.42	8,171,701	93,707	4.59
Other noninterest-earning assets	229,972			235,009
Total assets	$8,517,662			$8,406,710

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$490,216	$152	0.12%	$468,054	$143	0.12%
Savings	238,108	322	0.54	230,922	317	0.55
Money market	940,270	1,611	0.69	905,599	1,596	0.71
Certificates	2,677,303	17,064	2.56	2,636,843	17,720	2.73
Total deposits	4,345,897	19,149	1.77	4,241,418	19,776	1.89
FHLB advances (4)	2,398,458	24,417	4.08	2,394,774	24,299	4.11
Repurchase agreements	660,000	6,619	3.97	660,000	6,546	3.97
Other borrowings	53,609	413	3.05	53,609	403	3.00
Total borrowings	3,112,067	31,449	4.04	3,108,383	31,248	4.06
Total interest-bearing liabilities	7,457,964	50,598	2.72	7,349,801	51,024	2.81
Other noninterest-bearing liabilities	103,130			104,923
Stockholders' equity	956,568			951,986
Total liabilities and stockholders' equity	$8,517,662			$8,406,710

Net interest rate spread (5)			1.70%			1.78%
Net interest-earning assets	$829,726			$821,900
Net interest margin (6)			1.97			2.09
Ratio of interest-earning assets
to interest-bearing liabilities			1.11			1.11

Selected performance ratios:
Return on average assets (annualized)			0.79%			0.70%
Return on average equity (annualized)			7.01			6.16
Average equity to average assets			11.23			11.32

(1) Calculated net of unearned loan fees, deferred costs, and undisbursed loan funds.  Non-accruing loans are included in the loans receivable average balance with a yield of zero percent. Balance includes mortgage LHFS.

(2) MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3) The average balance of investment securities includes an average balance of nontaxable securities of $72.3 million and $72.2 million for the quarters ended June 30, 2010 and March 31, 2010, respectively.

(4) FHLB advances are stated net of deferred gains and deferred prepayment penalties.

(5) Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

(7) Net interest income represents the difference between interest income earned on interest-earning assets, such as mortgage loans, investment securities, and MBS, and interest paid on interest-bearing liabilities, such as deposits, FHLB advances, and other borrowings.  Net interest income depends on the balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

Rate/Volume Analysis

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended June 30, 2010 to the quarter ended March 31, 2010.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	Quarter Ended
	June 30, 2010 vs. March 31, 2010
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(454)	$(871)	$(1,325)
MBS	(1,372)	(391)	(1,763)
Investment securities	1,230	(391)	839
Capital stock of FHLB	19	--	19
Cash and cash equivalents	8	--	8
Total interest-earning assets	$(569)	$(1,653)	$(2,222)

Interest-bearing liabilities:
Checking	$5	$--	$5
Savings	9	(6)	3
Money market	59	(47)	12
Certificates	315	(962)	(647)
FHLB advances	21	97	118
Other borrowings	--	83	83
Total interest-bearing liabilities	$409	$(835)	$(426)

Net change in net interest and dividend income	$(978)	$(818)	$(1,796)

Liquidity and Capital Resources

Liquidity refers to our ability to generate sufficient cash to fund ongoing operations, to pay maturing certificates of deposit and other deposit withdrawals, and to fund loan commitments.  Liquidity management is both a daily and long-term function of our business management.  The Bank’s most available liquid assets are represented by cash and cash equivalents, AFS MBS and investment securities, and short-term investment securities.  The Bank’s primary sources of funds are deposits, FHLB advances, other borrowings, repayments and maturities of outstanding loans and MBS, other short-term investments, and funds provided by operations.  The Bank’s borrowings primarily have been used to invest in U.S. GSE debenture and MBS securities in an effort to improve the earnings of the Bank while maintaining capital ratios in excess of regulatory standards for well-capitalized financial institutions.  In addition, the Bank’s focus on managing risk has provided additional liquidity capacity by remaining below FHLB borrowing limits and by increasing the balance of MBS and investment securities available as collateral for borrowings.

We generally intend to maintain cash reserves sufficient to meet short-term liquidity needs, which are routinely forecasted for 10, 30, and 365 days.  Additionally, on a monthly basis, we perform a liquidity stress test in accordance with the Interagency Policy Statement on Funding and Liquidity Risk Management.  The liquidity stress test incorporates both a short-term and long-term liquidity scenario in order to quantify liquidity risk. In the event short-term liquidity needs exceed available cash, the Bank has access to lines of credit at the FHLB and the FRB.  The FHLB line of credit, when combined with FHLB advances, may not exceed 40% of total assets.  Our excess capacity at the FHLB as of June 30, 2010 was $1.21 billion. The FRB line of credit is based upon the fair values of the securities pledged as collateral and certain other characteristics of those securities, and is used only when other sources of short-term liquidity are unavailable.  At June 30, 2010, the Bank had $1.44 billion of securities that were eligible but unused as collateral for borrowing or other liquidity needs.  Borrowings on the lines of credit are outstanding until replaced by cash flows from long-term sources of liquidity, and are generally outstanding no longer than 30 days.

If management observes a trend in the amount and frequency of lines of credit utilization, the Bank will likely utilize long-term wholesale borrowing sources, such as FHLB advances and/or repurchase agreements, to provide permanent fixed-rate funding.  The maturity of these borrowings is generally structured in such a way as to stagger maturities in order to reduce the risk of a highly negative cash flow position at maturity.  Additionally, the Bank could utilize the repayment and maturity of outstanding loans, MBS and other investments for liquidity needs rather than reinvesting such funds into the related portfolios.

While scheduled payments from the amortization of loans and MBS and payments on short-term investments are relatively predictable sources of funds, deposit flows, prepayments on loans and MBS, and calls of investment securities are greatly influenced by general interest rates, economic conditions and competition, and are less predictable sources of funds.  To the extent possible, the Bank manages the cash flows of its loan and deposit portfolios by the rates it offers customers.

At June 30, 2010, cash and cash equivalents totaled $75.9 million, an increase of $34.7 million from September 30, 2009.  The increase was related primarily to proceeds from the calls of investment securities at the end of June which were not reinvested until July.

During fiscal year 2010, loan originations and purchases, net of principal repayments provided a cash inflow of $76.8 million, as principal repayments exceeded loan originations and purchases, compared to a cash outflow of $329.9 million in the prior year period.

During fiscal year 2010, the Bank received principal payments on MBS of $379.4 million and proceeds from the sale of trading MBS received in the loan swap transaction of $199.1 million.  These cash inflows were largely reinvested in investment securities.  The investment securities purchased during fiscal year 2010 had a WAL of approximately three years or less at the time of purchase.  If market rates were to rise, the short-term nature of these securities may allow management the opportunity to reinvest the maturing funds at a yield higher than current yields.

The Bank utilizes FHLB advances to provide funds for lending and investment activities.  FHLB lending guidelines set borrowing limits as part of their underwriting standards.  At June 30, 2010, the Bank’s ratio of the par amount of advances to total assets, as reported to the OTS, was 28%.  Our advances are secured by a blanket pledge of our loan portfolio, as collateral, supported by quarterly reporting to FHLB.  Advances in excess of 40% of total assets, but not exceeding 55% of total assets, may be approved by the president of FHLB based upon a review of documentation supporting the use of the advances.  Currently, the blanket pledge is sufficient collateral for the FHLB advances.  It is possible that increases in our borrowings or decreases in our loan portfolio could require the Bank to pledge securities as collateral on the FHLB advances.  The Bank’s policy allows borrowing from FHLB of up to 55% of total assets.  The Bank relies on FHLB advances as a primary source of borrowings.  There was no increase in FHLB advances during fiscal year 2010; however, a maturing $100.0 million FHLB advance was renewed, and $200.0 million of FHLB advances were refinanced.  A prepayment fee of $875 thousand was paid on the $200.0 million of advances that were refinanced.

The Bank has access to and utilizes other sources for liquidity, such as secondary market repurchase agreements, brokered deposits, and public unit deposits.  There were no repurchase agreements entered into during fiscal year 2010. The Bank may enter into additional repurchase agreements as management deems appropriate. Management continuously monitors the wholesale deposit market for opportunities to obtain brokered and public unit deposits at attractive rates.  As of June 30, 2010, the Bank’s policy allows for repurchase agreements of up to 15% of total assets, brokered deposits up to 10% of total deposits, and public unit deposits up to 5% of total deposits.  At June 30, 2010, the Bank had repurchase agreements of $660.0 million, or approximately 8% of total assets, public unit deposits of $109.0 million, or approximately 2% of total deposits, and brokered deposits of $83.7 million, or approximately 2% of total deposits.

The Bank has pledged securities with an estimated fair value of $757.2 million as collateral for repurchase agreements and $145.7 million a collateral for public unit deposits.  The securities pledged for the repurchase agreements will be delivered back to the Bank when the repurchase agreements mature. The securities pledged as collateral for public unit deposits are held under joint custody receipt by the FHLB and generally will be released upon deposit maturity.  At June 30, 2010, the Bank had securities with a fair value of $1.44 billion eligible, but unused, for collateral.  This collateral amount is comprised of AFS and HTM securities with individual fair values greater than $10.0 million, which is then reduced by a collateralization ratio of 10% to account for potential market value fluctuations.

At June 30, 2010, $1.46 billion of the $2.70 billion in certificates of deposit were scheduled to mature within one year.  Included in the $1.46 billion are $96.0 million in public unit deposits.  Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products at the prevailing rate, although no assurance can be given in this regard.

In 2004, the Company issued $53.6 million in Debentures in connection with a trust preferred securities offering.  The Company received, net, $52.0 million from the issuance of the Debentures and an investment of $1.6 million in Capitol Federal Financial Trust I (the “Trust”).  The Company did not down-stream the proceeds to be used by the Bank for Tier 1 capital because the Bank already exceeded all regulatory requirements to be a well-capitalized institution.  Instead, the Company deposited the proceeds into certificate accounts at the Bank to be used to further the Company’s general corporate and capital management strategies which could include the payment of dividends.

During fiscal year 2010, the Company has paid cash dividends of $37.9 million, or $1.79 per share.  The $1.79 per share consists of three quarterly dividends of $0.50 per share and a $0.29 special dividend per share related to fiscal year 2009 earnings per the Company’s dividend policy.  Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, the Bank’s regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, the amount of cash at the holding company, and the continued waiver of dividends by MHC.  At June 30, 2010, Capitol Federal Financial, at the holding company level, had $137.8 million in cash and certificates of deposit at the Bank to be used to further the Company's general corporate and capital management strategies, which could include the payment of dividends.  See additional discussion regarding limitations and potential limitations on dividends in the section entitled “Regulation” in Part I, Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 and “Item 1A. Risk Factors - The Company’s ability to pay dividends is subject to the ability of the Bank to make capital distributions to the Company and the waiver of dividends by MHC.”

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company.  So long as the Bank continues to remain “well capitalized” after each capital distribution, operate in a safe and sound manner, provide the OTS with updated capital levels, and non-performing asset balances and ALLL information as requested, and comply with the interest rate risk management guidelines of the OTS, it is management’s belief that the OTS will continue to allow the Bank to distribute its net income to the Company, although no assurance can be given in this regard.

Due to recent bank failures, in an effort to replenish the Deposit Insurance Fund, the Board of Directors of the FDIC adopted a rule that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of calendar year 2009 and for all of calendar year 2010, 2011 and 2012 during the quarter ended December 31, 2009.  The Bank paid FDIC premiums of $27.5 million in December 2009, which included $25.7 million of prepayments for calendar years 2010, 2011 and 2012.  During the nine months ended June 30, 2010, the Bank expensed $3.5 million of the $25.7 million prepaid amount.

Off Balance Sheet Arrangements, Commitments and Contractual Obligations

The Company, in the normal course of business, makes commitments to buy or sell assets or to incur or fund liabilities.  Commitments may include, but are not limited to:

•	the origination, purchase, or sale of loans,
•	the purchase or sale of investment securities and MBS,
•	extensions of credit on home equity loans and construction loans,
•	terms and conditions of operating leases, and
•	funding withdrawals of deposit accounts.

The following table summarizes our other contractual obligations as of June 30, 2010.
	Maturity Range
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
	(Dollars in thousands)

Operating Leases	$12,235	$782	$1,858	$1,513	$8,082

Certificates of Deposit	2,702,388	1,462,717	954,842	282,882	1,947
Weighted average rate	2.47%	2.15%	2.85%	2.81%	3.20%

FHLB Advances	2,426,000	250,000	951,000	650,000	575,000
Weighted average rate	3.64	4.77	3.71	3.22	3.51

Repurchase Agreements	660,000	195,000	275,000	170,000	20,000
Weighted average rate	3.97	3.61	4.04	4.21	4.45

Debentures	53,609	--	--	--	53,609
Weighted average rate	3.05	--	--	--	3.05

Commitments to originate and
purchase mortgage loans	83,748	83,748	--	--	--
Weighted average rate	4.85	4.85	--	--	--

Commitments to fund unused home
equity lines of credit	269,249	269,249	--	--	--
Weighted average rate	4.49	4.49	--	--	--

Unadvanced portion of
construction loans	18,042	18,042	--	--	--
Weighted average rate	4.99	4.99	--	--	--

A percentage of commitments to originate mortgage loans are expected to expire unfunded, so the amounts reflected in the table above are not necessarily indicative of future liquidity requirements.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims.  In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company’s consolidated financial statements for the current interim or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status in accordance with regulatory standards.  As of June 30, 2010, the Bank exceeded all capital requirements of the OTS.  The following table presents the Bank’s regulatory capital ratios at June 30, 2010 based upon regulatory guidelines.

		Regulatory
		Requirement
	Bank	For “Well-
	Ratios	Capitalized” Status
Tangible equity	9.7%	N/A
Tier 1 (core) capital	9.7%	5.0%
Tier 1 (core) risk-based capital	23.2%	6.0%
Total risk-based capital	23.5%	10.0%

A reconciliation of the Bank’s equity under GAAP to regulatory capital amounts as of June 30, 2010 is as follows (dollars in thousands):

Total equity as reported under GAAP	$861,481
Unrealized gains of AFS securities	(36,434)
Other	(497)
Total tangible and core capital	824,550
ALLL (1)	10,819
Total risk based capital	$835,369

(1) This amount represents the general valuation allowances calculated using the formula analysis.  SVAs are netted against the related loan balance on the Thrift Financial Report and are therefore not included in this amount.  See “Critical Accounting Policies - Allowance for Loan Losses” for additional information.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

For a complete discussion of the Company’s asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company’s portfolios, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk” in the Company’s Annual Report to Stockholders for the year ended September 30, 2009, attached as Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

The general objective of our interest rate risk management is to determine and manage an appropriate level of interest rate risk while maximizing net interest income, in a manner consistent with our policy to reduce, to the extent possible, the exposure of our net interest income to changes in market interest rates.  The Asset and Liability Committee (“ALCO”) regularly reviews the interest rate risk exposure of the Bank by forecasting the impact of hypothetical, alternative interest rate environments on net interest income and market value of portfolio equity (“MVPE”) at various dates.  The MVPE is defined as the net of the present value of the cash flows of an institution’s existing assets, liabilities and off-balance sheet instruments.  The present values are determined in alternative interest rate environments providing potential changes in net interest income and MVPE under those alternative interest rate environments.  The Bank’s analysis of its net interest income and MVPE at June 30, 2010 indicates a general decrease in its risk exposure compared to March 31, 2010 primarily due to lower interest rates at June 30, 2010.

For each period end presented in the following table, the estimated percentage change in the Bank’s net interest income based on the indicated instantaneous, parallel and permanent change in interest rates is presented.  The percentage change in each interest rate environment represents the difference between estimated net interest income in the 0 basis point interest rate environment (“base case”, assumes the forward market and product interest rates implied by the yield curve are realized) and estimated net interest income in each alternative interest rate environment (assumes market and product interest rates have a parallel shift in rates across all maturities by the indicated change in rates).  Estimations of net interest income used in preparing the table below are based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change materially and that any repricing of assets or liabilities occurs at anticipated product and market rates for the alternative rate environments as of the dates presented.  The estimation of net interest income does not include any projected gain or loss related to the sale of loans or securities, or income derived from non-interest income sources, but does include the use of different prepayment assumptions in the alternative interest rate environments.  It is important to consider that the estimated changes in net interest income are for a cumulative four-quarter period.  These do not reflect the earnings expectations of management.

Percentage Change in Net Interest Income
Change
(in Basis Points)	At
in Interest Rates (1)	June 30, 2010	March 31, 2010	September 30, 2009

-200 bp	N/A	N/A	N/A
-100 bp	N/A	N/A	N/A
000 bp	--	--	--
+100 bp	2.33%	-0.78%	0.84%
+200 bp	-0.41%	-4.24%	-0.54%
+300 bp	-3.99%	-8.43%	-2.41%

(1)	Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

At June 30, 2010, the net interest income projection increased from March 31, 2010 in the +100 basis point scenario.  The primary reason for the projected increase in net interest income between quarter ends was due to a significant decrease in interest rates at June 30, 2010 compared to March 31, 2010.  The decrease in interest rates caused the WAL of mortgage-related assets and callable agency debentures to shorten significantly as borrowers have an economic incentive to refinance their mortgages into lower interest rates and agency debt issuers have an economic incentive to exercise their call options and issue lower costing debt.  The cash flows from mortgage-related assets and callable agency debentures are reinvested into higher yield interest-earning assets in the +100 basis point scenario resulting in an increase in the yield on interest-earning assets.

In the +200 and +300 basis point scenarios, the cash flows from mortgage-related assets and callable agency debentures slowed significantly at June 30, 2010 as compared to March 31, 2010.  This resulted in interest-bearing liabilities repricing at a faster pace than interest-earning assets, thus reducing net interest income projections at June 30, 2010 as compared to March 31, 2010.  In addition, caps on adjustable-rate products limit the increase in rates in these assets when rates rise.  The increase in the cost of deposits in these scenarios at June 30, 2010 as compared to March 31, 2010, is primarily a result of the relatively short average maturity of the Bank’s certificate of deposit portfolio.  The increase in the cost of deposits is also due to an anticipated increases in the cost of money market accounts.

The decrease in the Bank’s net interest income risk exposure in all scenarios from March 31, 2010 to June 30, 2010, was also a result, to a lesser degree, of a reduction in the balance of liabilities expected to reprice in the upcoming year.  FHLB advances that matured during the quarter were placed into new long-term FHLB advances and the Bank modified $200.0 million of FHLB advances that were scheduled to mature in the next 12 months into long-term FHLB advances.

The following table sets forth the estimated percentage change in the MVPE at each period end presented based on the indicated instantaneous, parallel and permanent change in interest rates.  The MVPE is defined as the net of the present value of the cash flows of an institution’s existing assets, liabilities and off-balance sheet instruments.  The percentage change in each interest rate environment represents the difference between MVPE in the base case and MVPE in each alternative interest rate environment.  The estimations of MVPE used in preparing the table below are based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change, that any repricing of assets or liabilities occurs at current product or market rates for the alternative rate environments as of the dates presented, and that different prepayment rates are used in each alternative interest rate environment.  The estimated MVPE results from the valuation of cash flows from financial assets and liabilities over the anticipated lives of each for each interest rate environment.  The table presents the effects of the change in interest rates on our assets and liabilities as they mature, repay or reprice, as shown by the change in the MVPE in changing interest rate environments.

	Percentage Change in MVPE
Change
(in Basis Points)	At
in Interest Rates (1)	June 30, 2010	March 31, 2010	September 30, 2009

-200 bp	N/A	N/A	N/A
-100 bp	N/A	N/A	N/A
000 bp	--	--	--
+100 bp	-1.19%	-7.78%	-4.92%
+200 bp	-10.14%	-20.92%	-18.11%
+300 bp	-23.03%	-36.31%	-34.32%

(1)	Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

Changes in the estimated market values of our financial assets and liabilities drive changes in estimates of MVPE.  The market value of shorter term-to-maturity financial instruments are less sensitive to changes in interest rates than the market value of longer term-to-maturity financial instruments.  Because of this, our certificates of deposit (which have relatively short average lives) tend to display less sensitivity to changes in interest rates than do our mortgage-related assets (which have relatively long average lives).  However, the average life expected on our mortgage-related assets varies under different interest rate environments because borrowers have the ability to prepay their mortgage loans, as discussed above.

The sensitivity of the MVPE decreased significantly from March 31, 2010 to June 30, 2010.  This was due to the decrease in interest rates between quarter ends and the lengthening of liabilities during the current quarter.  The decrease in interest rates resulted in a significant decrease in the WAL of all mortgage-related assets as borrowers have an economic incentive to refinance their mortgages into lower interest rates and agency debt issuers have an economic incentive to exercise their call options and issue lower costing debt.  This caused a decrease in the price sensitivity of all mortgage-related assets and callable agency debentures, and as a result, in interest-earning assets as a whole.

The sensitivity of the MVPE ratio was also reduced due to the lengthening of liabilities during the current quarter as FHLB advances that matured were placed into new long-term FHLB advances and the Bank modified $200.0 million of FHLB advances that were scheduled to mature in the next 12 months into long-term advances.  Long-term liabilities assist in reducing the negative impact of higher interest rates on the MVPE as interest rates rise.

Gap Table:  The following gap table summarizes the anticipated maturities or repricing of our interest-earning assets and interest-bearing liabilities as of June 30, 2010, based on the information and assumptions set forth in the notes below.  Cash flow projections for mortgage loans and MBS are calculated based on current interest rates.  Prepayment projections are subjective in nature, involve uncertainties and assumptions and, therefore, cannot be determined with a high degree of accuracy. Although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates.  Assumptions may not reflect how actual yields and costs respond to market changes. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates.  Certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the gap table. For additional information regarding the impact of changes in interest rates, see the Percentage Change in Net Interest Income and Percentage Change in MVPE tables above.

	Within	Three to	More Than	More Than
	Three	Twelve	One Year to	Three Years	Over
	Months	Months	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable (1):
Mortgage loans:
Fixed	$251,202	$922,620	$1,124,121	$558,493	$1,335,421	$4,191,857
Adjustable	102,357	541,687	226,692	52,648	5,742	929,126
Other loans	136,469	18,237	19,270	12,559	9,194	195,729
Investment securities (2)	324,133	578,681	171,536	116,251	12,596	1,203,197
MBS (3)	274,559	625,247	349,626	134,665	177,818	1,561,915
Other interest-earning assets	58,262	--	--	--	--	58,262
Total interest-earning assets	1,146,982	2,686,472	1,891,245	874,616	1,540,771	8,140,086

Interest-bearing liabilities:
Deposits:
Checking (4)	11,346	47,047	116,793	62,696	249,397	487,279
Savings (4)	94,718	10,586	21,817	16,908	94,207	238,236
Money market (4)	41,795	126,698	266,993	136,061	374,394	945,941
Certificates	494,696	973,741	950,277	282,457	1,217	2,702,388
Borrowings (5)	148,608	425,000	1,196,000	795,000	575,000	3,139,608
Total interest-bearing liabilities	791,163	1,583,072	2,551,880	1,293,122	1,294,215	7,513,452

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$355,819	$1,103,400	$(660,635)	$(418,506)	$246,556	$626,634

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities	$355,819	$1,459,219	$798,584	$380,078	$626,634

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities as a
percent of total assets at
June 30, 2010	4.17%	17.08%	9.35%	4.45%	7.34%
March 31, 2010	1.91	3.46	(2.28)	(6.78)	7.55
September 30, 2009	0.81	6.78	4.60	(2.48)	8.11

(1)  Adjustable-rate loans are included in the period in which the rate is next scheduled to adjust or in the period in which repayments are expected to occur prior to their next rate adjustment, rather than in the period in which the loans are due.  Fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization and prepayment assumptions.  Balances have been reduced for non-performing loans, which totaled $33.2 million at June 30, 2010.
(2)  Based on contractual maturities, or terms to call date or pre-refunding dates as of June 30, 2010, and excludes the unrealized loss adjustment of $133 thousand on AFS investment securities.
(3)  Reflects estimated prepayments of MBS in our portfolio, and excludes the unrealized gain adjustment of $58.7 million on AFS MBS.
(4)  Although our checking, savings and money market accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer effective maturities.  The decay rates (the assumed rate at which the balance of existing accounts would decline) used on these accounts are based on assumptions developed based upon our actual experience with these accounts.  If all of our checking, savings and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $120.0 million, for a cumulative one-year gap of 1.40% of total assets.
(5)  Borrowings exclude $30.0 million of deferred prepayment penalty costs and $674 thousand of deferred gain on the terminated interest rate swaps.

The change in the one-year gap to 17.09% at June 30, 2010 from 3.46% at March 31, 2010 was a result of a significant decrease in interest rates between quarter ends.    The decrease in interest rates resulted in an increase in projected cash flows from mortgage-related assets and callable agency debentures which resulted in shorter WAL and quicker repricing of interest-earning assets at June 30, 2010 compared to March 31, 2010.  The increase in the one-year gap was also a result, to a lesser degree, of a reduction in liabilities expected to reprice in the next year as a result of the lengthening of the FHLB advances portfolio as previously discussed.

Item 4.  Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, the “Act”) as of June 30, 2010.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of June 30, 2010, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2010, there were no changes in the Company’s internal control over financial reporting as defined by Rule 13a-15(d) of the Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II -   OTHER INFORMATION

Item 1.  Legal Proceedings
We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Item 1A.  Risk Factors

The United States economy remains weak and unemployment levels are high.  A prolonged economic downturn, especially one affecting our geographic market area, will adversely affect our business and financial results.

We are particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past two years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks and regional financial institutions such as the Bank.

The Bank’s net loan charge-offs during the fiscal years 2007, 2008 and 2009, and the nine months ended June 30, 2010 were $27 thousand, $441 thousand, $2.0 million and $2.5 million, respectively.  Historically, the Bank’s net loan charge-offs have been low due to the low level of non-performing loans and the amount of equity in the properties collateralizing the related loans.  During fiscal year 2009 and the nine months ended June 30, 2010, the Bank recorded a provision for loan losses of $6.4 million and $8.1 million, respectively, compared to $2.1 million in fiscal year 2008 and a recovery of $225 thousand in fiscal year 2007.  The increases in the provision for loan losses and net loan charge-offs were directly related to the increases in delinquent loans, non-performing loans, and losses on foreclosed property transactions, which were primarily a result of the decline in home prices, the economic recession and lingering negative economic conditions.  The overall amount of the provision for loan losses and net loan charge-offs has not been significant to date because of the Bank’s traditional underwriting standards and the relative economic stability of the geographic areas in our primary lending areas.

Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.  A worsening of these conditions, especially in our geographic market area, would likely exacerbate the adverse effects of these difficult market conditions on us and could result in a material decrease in our interest income and/or a material increase in our loan losses.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the local economy.

We are currently one of the largest mortgage loan originators in the state of Kansas.  Approximately 70% of our loan portfolio is comprised of loans secured by property located in Kansas, and approximately 15% is comprised of loans secured by property located in Missouri.  This makes us vulnerable to a downturn in the local economy and real estate markets.  Adverse conditions in the local economy such as inflation, unemployment, recession or other factors beyond our control could impact the ability of our borrowers to repay their loans, which could impact our net interest income.  Decreases in local real estate values could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure.  Currently there is not a single employer or industry in the area on which the majority of our customers are dependent.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

Our borrowers may not repay their loans according to the terms of the loans, and, as a result of the declines in home prices, the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which could have a material adverse effect on our operating results.  When determining the amount of the ALLL, we make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the ALLL, we rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors. If our assumptions prove to be incorrect, our ALLL may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance which is maintained through provisions for loan losses. Material additions to our allowance would materially decrease our net income.

In order to utilize a portion of the proceeds raised in the conversion, the Bank intends to increase the amount of one- to four-family loans purchased compared to its historical levels.  Our policies currently require that we maintain a higher ALLL on loans we purchase as compared to the allowance maintained on those we originate.  This is expected to result in an increase in the ALLL, through a provision for loan losses, which will have an adverse effect on net income.

Our ALLL at September 30, 2007, 2008, 2009 and June 30, 2010 was $4.2 million, $5.8 million, $10.2 million and $15.7 million, respectively.  The increase in our ALLL has primarily been a result of a decline in the performance of some of our mortgage loans due to the economic recession, lingering negative economic conditions and the related collateral values not being sufficient to pay the outstanding loan balance due to the decline in home prices.  The Bank’s non-performing loans at September 30, 2007, 2008 and 2009 and June 30, 2010 were $7.4 million, $13.7 million, $30.9 million and $33.2 million, respectively.  Non-performing loans as a percentage of total loans at September 30, 2007, 2008 and 2009 and June 30, 2010 was 0.14%, 0.26%, 0.55% and 0.62%, respectively.

Changes in interest rates could have an adverse impact on our results of operations and financial condition.

Our results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, MBS and investment securities, and the interest paid on deposits and borrowings.  Changes in interest rates could have an adverse impact on our results of operations and financial condition because the majority of our interest-earning assets are long-term, fixed-rate loans, while the majority of our interest-bearing liabilities are shorter term, and therefore subject to a greater degree of interest rate fluctuation.  This type of risk is known as interest rate risk, and is affected by prevailing economic and competitive conditions.

The impact of changes in interest rates on assets is generally observed on the balance sheet and income statement in later periods than the impact of changes on liabilities due to the duration of assets versus liabilities, and also to the time lag between our commitment to originate or purchase a loan and the time we fund the loan, during which time interest rates may change.  Interest-bearing liabilities tend to reflect changes in interest rates closer to the time of market rate changes, so the difference in timing may have an adverse effect on our net interest income.

Changes in interest rates can also have an adverse effect on our financial condition, as our available for sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates.  We increase or decrease our stockholders’ equity, specifically accumulated other comprehensive income (loss), by the amount of change in the estimated fair value of the available for sale securities, net of deferred taxes.  Decreases in the fair value of available for sale securities would, therefore, adversely impact our stockholders’ equity. The balance of accumulated other comprehensive income (loss) at September 30, 2007, 2008, 2009 and June 30, 2010 was $1.3 million, $(6.0) million, $33.9 million and $36.4 million, respectively.

Changes in interest rates, as they relate to customers, can also have an adverse impact on our financial condition and results of operations.  In times of rising interest rates, default risk may increase among customers with adjustable-rate loans as the rates on their loans adjust upward and their payments increase.  Rising interest rate environments also entice customers with adjustable-rate loans to refinance into fixed-rate loans, exposing the Bank to additional interest rate risk.  If the loan is refinanced externally, we could be unable to reinvest cash received from the resulting prepayments at rates comparable to existing loans, which subjects us to reinvestment risk.  In decreasing interest rate environments, payments received will likely be invested at the prevailing (decreased) market rate. An influx of prepayments can result in an excess of liquidity, which could impact our net interest income if profitable reinvestment opportunities are not immediately available.  Prepayment rates are based on demographics, local economic factors and seasonality, with the main factors affecting prepayment rates being prevailing interest rates and competition.   Fluctuations in interest rates also affect customer demand for deposit products.  Local competition for deposit dollars could affect our ability to attract deposits, or could result in us paying more for deposits.

The Bank’s one-year cumulative excess of interest-earning assets over interest-bearing liabilities as a percentage of assets at June 30, 2010 was 17.09% which signifies a positive gap position, meaning we have more interest-earning assets expected to reprice over the next 12 months than interest-bearing liabilities.  In a rising rate environment, a positive gap position would tend to result in an increase in our net interest income.  In a decreasing rate environment, a positive gap position would tend to result in a decrease in our net interest income. For additional information about interest rate risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk.”

Our strategies to modify our interest rate risk profile may be difficult to implement.

Our asset management strategies are designed to decrease our interest rate risk sensitivity.  One such strategy is increasing the amount of adjustable-rate and/or short-term assets.  We offer adjustable-rate loan products and work with correspondent lenders to purchase adjustable-rate loans as a means to achieve this strategy.  However, lower interest rates would generally create a decrease in borrower demand for adjustable-rate assets, and there is no guarantee that any adjustable-rate assets obtained will not prepay.  Conventional mortgage loans may be sold on a bulk basis for portfolio restructuring or on a flow basis as loans are originated, which also subjects us to pricing risk in the secondary market.  Additionally, we attempt to invest in shorter-term assets in the investment portfolio as a way to reduce our interest rate sensitivity.

We are also managing our liabilities to moderate our interest rate risk sensitivity.  Customer demand has recently been primarily for short-term maturity certificates of deposit.  Using short-term liabilities to fund long-term fixed-rate assets will generally increase the interest rate sensitivity of any financial institution.  We are using our maturing FHLB advances and repurchase agreements to mitigate the impact of the customer demand for long-term fixed-rate mortgages in our local markets by lengthening the maturities of these advances and repurchase agreements, depending on the liquidity or investment opportunities at the time we undertake additional FHLB advances or repurchase agreements.  In fiscal year 2009, we prepaid $875.0 million of FHLB advances to decrease the interest rate and extend the maturities of the advances.  FHLB advances and repurchase agreements will be entered into as liquidity is needed or to fund the purchase of assets that provide for spreads at levels acceptable to management.

If we are unable to originate or purchase adjustable-rate assets at favorable rates or fund loan originations or securities purchases with long-term funding, we may have difficulty executing this asset management strategy and/or it may result in a reduction in profitability.

We may have unanticipated credit risk in our investment and MBS portfolio.

At June 30, 2010, $2.82 billion, or 33.1% of our assets, consisted of investment and MBS securities, most of which were issued by, or have principal and interest payments guaranteed by FNMA or FHLMC.

On September 7, 2008, the Federal Housing Finance Agency placed FNMA and FHLMC into federal conservatorship.  Although the federal government has committed substantial capital to FNMA and FHLMC, there can be no assurance that these credit facilities and other capital infusions will be adequate for their needs.  If the financial support is inadequate, or if additional support is not provided when needed, these companies could continue to suffer losses and could fail to honor their guarantees and other obligations.  The U.S. Treasury Secretary has suggested that the guarantee payment structure of FNMA and FHLMC should be re-examined.  The future roles of FNMA and FHLMC could be significantly reduced and the nature of their guarantees could be eliminated or considerably limited relative to historical measurements.  Any changes to the nature of the guarantees provided by FNMA and FHLMC could have a significant adverse affect on the market value and cash flows of the investment and MBS we hold, resulting in substantial losses.

Legislation was enacted that will implement sweeping changes to the current bank regulatory structure, including the elimination of our primary regulator, the Office of Thrift Supervision.

Legislation was enacted on July 21, 2010 that will implement sweeping changes to the current bank regulatory structure. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), will eliminate the Office of Thrift Supervision. The Comptroller of the Currency (the primary federal regulator for national banks) will become the primary federal regulator of the Bank. The Board of Governors of the Federal Reserve System (the “Federal Reserve”) will have exclusive authority to regulate all bank and thrift holding companies. As a result, the Company will become subject to supervision by the Federal Reserve Board as opposed to the Office of Thrift Supervision. These changes to our regulators will occur on the transfer date, which is expected to be one year from the enactment of the Dodd-Frank Act (unless extended by up to six months).

In addition, within six to twelve months from the date of enactment, the new Bureau of Consumer Financial Protection will have supervision, examination and enforcement authority over any depository institution with assets of more than $10 billion with respect to consumer financial products and services.

Among the many requirements in the Dodd-Frank Act for new banking regulations is a requirement for new capital regulations to be adopted within 18 months.  These regulations must be at least as stringent as, and may call for higher levels of capital than, current regulations.  Generally, trust preferred securities will no longer be eligible as Tier 1 capital, but the Company’s currently outstanding trust preferred securities will be grandfathered.  Savings and loan holding companies like the Company have not previously been subject to capital requirements, but under the Dodd-Frank Act, five years from the date of enactment, savings and loan holding companies will become subject to the same capital requirements as bank holding companies.  Savings and loan holding companies are immediately subject to the source of strength doctrine, under which a holding company must serve as a source of financial strength for its depository institution subsidiaries.

The Dodd-Frank Act also establishes a new minimum reserve ratio for the deposit insurance fund of 1.35%, and requires the FDIC to take steps to reach this ratio by September 30, 2020.  It is expected that this will result in relatively higher assessments for larger institutions (with assets greater than $10 billion).

The Company’s ability to pay dividends is subject to the ability of the Bank to make capital distributions to the Company and the waiver of dividends by MHC.

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company, and also on the availability of cash at the holding company level in the event earnings are not sufficient to pay dividends according to the cash dividend payout policy. Under OTS safe harbor regulations, the Bank may distribute to the Company capital not exceeding net income for the current calendar year and the prior two calendar years.  At September 30, 2009, the Bank was in compliance with the OTS safe harbor regulations.  Currently, the Bank has authorization from the OTS to distribute capital from the Bank to the Company through the quarter ending June 30, 2010.   MHC owns 71% of the Company’s outstanding stock.  MHC waives its right to dividends on the shares that it owns, which means the amount of dividends paid to public stockholders is significantly higher than it would be if MHC accepted dividends.  MHC is not required to waive dividends, but the Company expects this practice to continue.  As such, MHC is required to obtain a waiver from the OTS allowing it to waive its right to dividends. The current waiver is effective through June 2010.  It is expected that MHC will continue to waive future dividends, except to the extent dividends are needed to fund MHC’s continuing operations, subject to the following.

Under the Dodd-Frank Act, effective after the transfer date, a mutual holding company may waive its right to dividends on shares of its subsidiary if either no insider (or associate of an insider) or stock benefit plan of the company holds any share of stock of the class to which the waiver would apply, or if the company gives written notice of the waiver to the Federal Reserve and the Federal Reserve does not object. For a company that waived dividends prior to December 1, 2009, the Federal Reserve may not object to such a waiver if the company's board of directors has determined that the waiver is consistent with its fiduciary duties to the members of the company and has included the board resolution and supporting materials for the determination in the notice, provided that the waiver would not be detrimental to the safety and soundness of the savings association subsidiary. However, due to reservations expressed by the Federal Reserve about the effect of such waivers, it is uncertain whether the Federal Reserve will permit such waivers in the future.

Our stock value may be negatively affected by our corporate structure as an MHC, which may impede takeovers.

MHC, as the majority stockholder of the Company, is able to control the outcome of virtually all matters presented to stockholders for their approval, including a proposal to acquire the Company. Accordingly, MHC may prevent the sale of control or merger of the Company or its subsidiaries even if such a transaction were favored by a majority of the public stockholders of the Company.

Higher FDIC insurance premiums and special assessments will adversely affect our earnings.

In 2009, the FDIC levied a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  We recorded an expense of $3.8 million during the quarter ended June 30, 2009, to reflect the special assessment.  In addition, the FDIC generally increased the base assessment rates effective January 1, 2009 and, therefore, our FDIC insurance premium expense will increase compared to prior periods.

The FDIC also required all insured institutions to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  This pre-payment was due on December 30, 2009.  The assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution’s total assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 was calculated as the modified third quarter assessment rate plus an additional three basis points.  In addition, every institution’s assessment base for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012.  We recorded the pre-payment as a prepaid expense, which will be amortized to expense over three years.  Our prepayment amount was $25.7 million.  Future increases in our assessment rate or special assessments would decrease our earnings.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income.

We are subject to extensive regulation, supervision and examination by the OTS and the FDIC.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s ALLL and determine the level of deposit insurance premiums assessed.  Because our business is highly regulated, the laws and applicable regulations are subject to frequent change.  Any change in these regulations and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations.

In response to the financial crisis of 2008 and early 2009, Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the FDIC has taken actions to increase insurance coverage on deposit accounts.  In addition, there have been proposals made by members of Congress and others that would reduce the amount delinquent borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral.

The potential exists for additional federal or state laws and regulations, or changes in policy, affecting lending and funding practices and liquidity standards.  Moreover, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements.  Bank regulatory agencies, such as the OTS and the FDIC, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors.  In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations.  New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge and our ongoing operations, costs and profitability.

Strong competition may limit growth and profitability.

While we are one of the largest mortgage loan originators in the state of Kansas, we compete in the same market areas as local, regional, and national banks, credit unions, mortgage brokerage firms, investment banking firms, investment brokerage firms and savings institutions.  We must also compete with online investment and mortgage brokerages and online banks that are not confined to any specific market area.  Many of these competitors operate on a national or regional level, are a conglomerate of various financial services providers housed under one corporation, or otherwise have substantially greater financial or technological resources than the Bank.  We compete primarily on the basis of the interest rates offered to depositors and the terms of loans offered to borrowers.  Should we face competitive pressure to increase deposit rates or decrease loan rates, our net interest income could be adversely affected.  Additionally, our competitors may offer products and services that we do not or cannot provide, as certain deposit and loan products fall outside of our accepted level of risk.  Our profitability depends upon our ability to compete in our local market areas.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
See “Liquidity and Capital Resources - Capital” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the OTS restrictions on dividends from the Bank to the Company.

The following table summarizes our share repurchase activity during the three months ended June 30, 2010 and additional information regarding our share repurchase program.  The Board of Directors approved a new stock purchase plan on January 26, 2010.  The previous plan was completed on January 20, 2010.  Under the new plan, the Company intends to repurchase up to 250,000 shares from time to time, depending on market conditions, at prevailing market prices in open-market and other transactions. The shares would be held as treasury stock for general corporate use.  The plan has no expiration date.  As of June 30, 2010, we had 250,000 shares remaining to be purchased under the existing stock repurchase plan.

	Total		Total Number of	Additional Number	Maximum Number
	Number of	Average	Shares Purchased as	of Shares Allowed	of Shares that May
	Shares	Price Paid	Part of Publicly	for Repurchase	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under New Plan	Under the Plan
April 1, 2010 through
April 30, 2010	--	--	--	--	250,000
May 1, 2010 through
May 31, 2010	--	--	--	--	250,000
June 1, 2010 through
June 30, 2010	--	--	--	--	250,000
Total	--		--		250,000

<Index>
Item 3.  Defaults Upon Senior Securities
Not applicable.

<Index>
Item 4.  (Removed and Reserved)

<Index>
Item 5.  Other Information
Not applicable.

<Index>
Item 6.  Exhibits
See Index to Exhibits.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date:  August 19, 2010                                                                                                   By: /s/ John B. Dicus
                                                                                                                   John B. Dicus, Chairman, President and Chief Executive Officer

Date:  August 19, 2010                                                                      By: /s/ Kent G. Townsend
                                                                                                             Kent G. Townsend, Executive Vice President, Chief Financial Officer, and Treasurer

<Index>

INDEX TO EXHIBITS

Exhibit Number	Document
2.0
Amended Plan of Conversion and Reorganization as filed on June 25, 2010, as Exhibit 2.0 to Capitol Federal Financial, Inc.’s Registration Statement on Form S-1 (File No. 333-166578), as amended, and incorporated herein by reference

3(i)
Charter of Capitol Federal Financial, Inc., as filed on May 6, 2010, as Exhibit 3(i) to Capitol Federal Financial, Inc.’s Registration Statement on Form S-1 (File No. 333-166578) and incorporated herein by reference

3(ii)
Bylaws of Capitol Federal Financial, Inc., as filed on May 6, 2010, as Exhibit 3(ii) to Capitol Federal Financial, Inc.’s Registration Statement on Form S-1 (File No. 333-166578) and incorporated herein by reference

4	The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, the instruments defining the rights of the holders of the Registrant’s long-term debt.
10.1(i)	Capitol Federal Financial’s Thrift Plan filed on November 29, 2007 as Exhibit 10.1(i) to the Annual Report on Form 10-K for Capitol Federal Financial and incorporated herein by reference
10.1(ii)	Employee Stock Ownership Plan filed on November 29, 2007 as Exhibit 10.1(ii) to the Annual Report on Form 10-K for Capitol Federal Financial and incorporated herein by reference
10.2
Capitol Federal Financial’s 2000 Stock Option and Incentive Plan (the “Stock Option Plan”) filed on April 13, 2000 as Appendix A to Capitol Federal Financial’s Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference

10.3
Capitol Federal Financial’s 2000 Recognition and Retention Plan (the “RRP”) filed on April 13, 2000 as Appendix B to Capitol Federal Financial’s Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference

10.4
Capitol Federal Financial Deferred Incentive Bonus Plan, as amended, filed on May 5, 2009 as Exhibit 10.4 to the June 30, 2009 Form 10-Q for Capitol Federal Financial and incorporated herein by reference

10.5	Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference
10.6	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4,
2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference
10.7	Form of Restricted Stock Agreement under the RRP filed on February 4, 2005 as Exhibit 10.7 to the
December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference
10.8	Description of Named Executive Officer Salary and Bonus Arrangements filed on November 30,
2009 as Exhibit 10.8 to the Annual Report on Form 10-K for Capitol Federal Financial and incorporated herein by reference
10.9	Description of Director Fee Arrangements filed on February 4, 2010 as Exhibit 10.9 to the December 31, 2009 Form 10-Q for Capitol Federal Financial and incorporated herein by reference
10.10	Short-term Performance Plan filed on December 1, 2008 as Exhibit 10.10 to the Annual
Report on Form 10-K for Capitol Federal Financial for the fiscal year ended September 30, 2008 and incorporated herein by reference
11	Statement re: computation of earnings per share*
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President, Chief Financial Officer, and Treasurer
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer, and Kent G. Townsend, Executive Vice President, Chief Financial Officer, and Treasurer

101
The following information from Capitol Federal Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on August 19, 2010, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Statements of Financial Condition at June 30, 2010 and September 30, 2009, (ii) Consolidated Statements of Operations for the three and nine months ended June 30, 2010 and 2009, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended June 30, 2010, (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2010, and (v) Notes to the Unaudited Consolidated Financial Statements **

*No statement is provided because the computation of per share earnings on both a basic and fully diluted basis can be clearly determined from the Financial Statements included in this report.

**Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

<Index>