Form 10-Q/A
period 2010-06-30
Capitol Federal Financial Inc
filed 2010-08-30
CIK 1490906

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_________________

Form 10-Q/A
(Amendment No.1)
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
(785) 235-1341

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.   Yes ☐    No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐  Accelerated filer    ☐        Non-accelerated filer   ☑      Smaller Reporting Company   ☐
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☑

As of August 16, 2010, there were no shares of $0.01 par value Capitol Federal Financial, Inc. Common Stock outstanding.

Explanatory Note:

The sole purpose of this amendment on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 19, 2010, is to remove Exhibit 101, as Capitol Federal Financial, Inc. is not required to file an Interactive Data File due to its reporting status as a non-accelerated filer, pursuant to Rule 405 of Regulation S-T.  This Form 10-Q/A restates the original Form 10-Q in its entirety.  The removal of Exhibit 101 and the indication on the cover page that the Interactive Data File has been submitted are the only changes that have been made to the Form 10-Q.

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

CAPITOL FEDERAL FINANCIAL, INC.

Date:  August 30, 2010                                                                                                   By: /s/ John B. Dicus
                                                                                                                   John B. Dicus, Chairman, President and Chief Executive Officer

Date:  August 30, 2010                                                                      By: /s/ Kent G. Townsend
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

<Index>