Form 10-K
period 2010-09-30
Capitol Federal Financial Inc
filed 2010-11-29
CIK 1490906

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
                                                                                                 or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
     Commission file number:  001-34814
________________
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
(785) 235-1341

Securities registered pursuant to Section 12(b) of the Act:
                           Common Stock, par value $0.01 per share                          The NASDAQ Stock Market LLC
                                           (Title of Class)                                                      (Name of Each Exchange on Which Registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑      No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15d of the Act.
Yes ☐      No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):
Large accelerated filer ☐           Accelerated filer ☐            Non-accelerated filer ☑   Smaller reporting company ☐
                                                                             (do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes☐ No☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of such stock on the NASDAQ Stock Market as of March 31, 2010, was $0.

As of November 12, 2010, there were no shares issued and outstanding  of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Part II of Form 10-K - Portions of the Annual Report to Stockholders for the year ended September 30, 2010.  Part III of Form 10-K - Portions of the proxy statement for the Annual Meeting of Stockholders for the year ended September 30, 2010.

Explanatory Note:

Capitol Federal Financial, Inc., a Maryland corporation (the “Registrant”), was organized to facilitate the “second-step” conversion of Capitol Federal Savings Bank (the “Bank”) from the mutual holding company structure to the stock holding company structure (the “Conversion”).  The Conversion is expected to be consummated in the fourth quarter of calendar year 2010, at which time the Registrant will become the holding company for the Bank and will own all of the issued and outstanding shares of the Bank’s common stock.

As part of the Conversion, shares of the Registrant’s common stock will be issued and sold in an offering to certain depositors and borrowers of the Bank and others and will also be issued in exchange for all the currently issued and outstanding shares of Capitol Federal Financial (“CFF”) held by persons other than Capitol Federal Savings Bank MHC (“MHC”).  CFF is a federal corporation and is the current mid-tier holding company for the Bank.  The Registrant filed a registration statement on Form S-1 (File No. 333-166578) with the Securities and Exchange Commission (the “SEC”) on May 6, 2010.  The Registrant also filed several post-effective amendments to the registration statement with the SEC, the latest of which was filed and declared effective on November 12, 2010.

The Conversion and related offering were conditionally approved by the Office of Thrift Supervision on July 9, 2010 and November 12, 2010.  The Conversion was approved by the members of MHC in August 2010 and will be voted upon by the stockholders of CFF on December 15, 2010.  Completion of the Conversion and related offering is subject to, among other things, the receipt of final regulatory approvals and approval by CFF’s stockholders.

The information in this Form 10-K is for CFF; certain information contained within may not be relevant for the Registrant.  Separate financial statements for the Registrant have not been included in this report because the Registrant, which has not issued any shares and has engaged only in organizational activities to date, has no significant assets, contingent or other liabilities, equity, revenues or expenses. The Registrant is capitalized with $1 thousand.

PRIVATE SECURITIES LITIGATION REFORM ACT—SAFE HARBOR STATEMENT

Capitol Federal Financial (the “Company”), and its wholly-owned subsidiaries, Capitol Federal Financial, Inc. and Capitol Federal Savings Bank (“Capitol Federal Savings” or the “Bank”), may from time to time make written or oral “forward-looking statements”, including statements contained in the Company’s filings with the Securities and Exchange Commission (“SEC”).  These forward-looking statements may be included in this Annual Report on Form 10-K and the exhibits attached to it, in the Company’s reports to stockholders and in other communications by the Company, which are made in good faith by us pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control.  The words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our future results to differ materially from the plans, objectives, goals, expectations, anticipations, estimates and intentions expressed in the forward-looking statements:
•	our ability to continue to maintain overhead costs at reasonable levels;
•	our ability to continue to originate a significant volume of one- to four-family mortgage loans in our market areas;
•	our ability to acquire funds from or invest funds in wholesale or secondary markets;
•
the future earnings and capital levels of the Bank and the continued non-objection by our primary regulator, the Office of Thrift Supervision (the “OTS”), to distribute capital from the Bank to the Company, which could affect the ability of the Company to pay dividends in accordance with its dividend policies;

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
•
the credit risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses (“ALLL”);

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
•
the timely development and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;

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

PART I

As used in this Form 10-K, unless we specify otherwise, “the Company,” “we,” “us,” and “our” refer to Capitol Federal Financial, a United States corporation. “Capitol Federal Savings,” and “the Bank,” refer to Capitol Federal Savings Bank, a federal savings bank and the wholly-owned subsidiary of Capitol Federal Financial. “MHC” refers to Capitol Federal Savings Bank MHC, a mutual holding company and majority-owner of Capitol Federal Financial.

Item 1.                      Business

General

The Company is a federally chartered mid-tier mutual holding company incorporated in March 1999.  Capitol Federal Financial, Inc. is a wholly-owned subsidiary of the Company.  Capitol Federal Financial, Inc. is a Maryland corporation that was incorporated in April 2010 to be the successor corporation to the Company upon completion of the mutual-to-stock conversion of MHC.  The Bank is a wholly-owned subsidiary of the Company, which is majority-owned by MHC, a federally chartered mutual holding company.  The Company’s common stock is traded on the Global Select tier of the NASDAQ Stock Market under the symbol “CFFN.”

The Boards of Directors of MHC, the Company and the Bank adopted a Plan of Conversion and Reorganization (“the Plan”) on May 5, 2010. Pursuant to the Plan, MHC intends to convert from the mutual holding company form of organization to a stock form of organization.  MHC will be merged into the Company, and MHC will no longer exist.  As part of the conversion, MHC’s ownership interest of the Company is being offered for sale in a public offering. The existing publicly held shares of the Company, which represent the remaining ownership interest in the Company, will be exchanged for new shares of common stock of Capitol Federal Financial, Inc.  When the conversion and public offering are completed, all of the outstanding capital stock of the Bank will be owned by Capitol Federal Financial, Inc. and all of the outstanding capital stock of Capitol Federal Financial, Inc. will be owned by the public.

The Bank is a federally-chartered and insured savings bank headquartered in Topeka, Kansas.  The Bank is examined and regulated by the OTS, its primary regulator, and its deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”), which is administered by the Federal Deposit Insurance Corporation (“FDIC”).  We primarily serve the metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia and Salina, Kansas and a portion of the metropolitan area of greater Kansas City through 35 traditional and 11 in-store banking offices.   At September 30, 2010, we had total assets of $8.49 billion, loans of $5.17 billion, deposits of $4.39 billion and total equity of $962.0 million.

We have been, and intend to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve.  We attract retail deposits from the general public and invest those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences.  To a much lesser extent, we also originate consumer loans, loans secured by first mortgages on non-owner-occupied one- to four-family residences, multi-family and commercial real estate loans and construction loans.  While our primary business is the origination of one- to four-family mortgage loans funded through retail deposits, we also purchase whole one- to four-family mortgage loans from correspondent lenders located within our market areas and select market areas in Missouri and from nationwide lenders, and invest in certain investment and mortgage-backed securities (“MBS”) funded through retail deposits, advances from Federal Home Loan Bank Topeka (“FHLB,”) and repurchase agreements.  We occasionally originate loans outside of our market areas, and the majority of the whole loans we purchase from nationwide lenders are secured by properties located outside of our market areas.

Our revenues are derived principally from interest on loans, MBS and investment securities.  Our primary sources of funds are retail deposits, borrowings, repayments on and maturities of loans and MBS, calls and maturities of investment securities, and funds generated by operations.

We offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, interest-bearing and non-interest-bearing checking accounts, and certificates of deposit with terms ranging from 91 days to 96 months.

Our executive offices are located at 700 South Kansas Avenue, Topeka, Kansas 66603, and our telephone number at that address is (785) 235-1341.

Available Information

Our Internet website address is www.capfed.com.  Financial information, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports can be obtained free of charge from our website.  These reports are available on our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.  These reports are also available on the SEC’s website at http://www.sec.gov.

Market Area and Competition

Our corporate office is located in Topeka, Kansas.  We currently have a network of 46 branches located in nine counties throughout the state of Kansas and two counties in Missouri.  We primarily serve the metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia and Salina, Kansas and a portion of the metropolitan area of greater Kansas City.  In addition to providing full service banking offices, we also provide our customers telephone and internet banking capabilities.

The Bank ranked second in deposit market share in the state of Kansas as reported in the FDIC “Summary of Deposits - Market Share Report” dated June 30, 2010.  Deposit market share is measured by total deposits, without consideration for type of deposit. We do not offer commercial deposit accounts, while many of our competitors have both commercial and retail deposits in their total deposit base. Some of our competitors also offer products and services that we do not, such as trust services and private banking, that add to their total deposits.  In recent years, although our overall deposit base has grown, the Bank has experienced a slight decrease in market share due to the entrance of new sources for deposit services such as credit unions, newly chartered banks (de novo institutions), and additional banking locations by established financial institutions which historically have not had locations in Kansas.   Consumers also have the ability to utilize online financial institutions and investment brokerages that are not confined to any specific market area.  Management considers our well-established retail banking network together with our reputation for financial strength and customer service to be major factors in our success at attracting and retaining customers in our market areas.

The Bank is consistently one of the top one- to four-family lenders with regard to loan volume in the state of Kansas.  Through our strong relationships with real estate agents and marketing efforts which reflect our reputation and pricing, we attract mortgage loan business from walk-in customers, customers that apply online, and existing customers.   Competition in originating one- to four-family mortgage loans primarily comes from other savings institutions, commercial banks, credit unions, and mortgage bankers.  Other savings institutions, commercial banks, credit unions, and finance companies provide vigorous competition in consumer lending.

We purchase one- to four-family conventional mortgage loans from correspondent lenders located within our market areas and select market areas in Missouri, and from nationwide lenders.  At September 30, 2010 loans purchased from nationwide lenders represented 11% of our total loan portfolio and were secured by properties located in 47 of the continental United States. At September 30, 2010, purchases from nationwide lenders in the following states comprised greater than 5% of nationwide purchased loans:  Illinois 11%; Texas 8%; Florida 7%; and New York 7%.

During fiscal year 2010, the Bank opened three branches in our Kansas City market area and a branch in our Wichita market area.   Management continues to consider expansion opportunities in all of our market areas.

Lending Practices and Underwriting Standards

General.  The Bank’s primary lending activity is the origination of loans and the purchase of loans from a select group of correspondent lenders.  These loans are generally secured by first mortgages on owner-occupied, one- to four-family residences in the Bank’s primary market areas and select market areas in Missouri.  The Bank also makes consumer loans, construction loans secured by residential or commercial properties, and real estate loans secured by multi-family dwellings.  Additional lending volume has been generated by purchasing whole one- to four-family conventional mortgage loans from nationwide lenders.  By purchasing loans from nationwide lenders, the Bank is able to attain some geographic diversification in its loan portfolio, and to help mitigate the Bank’s interest rate risk exposure as the purchased loans are predominantly adjustable-rate or 15-year fixed-rate loans.  We have experienced some performance problems and losses on loans purchased from nationwide lenders prior to fiscal year 2008.  At the time these loans were purchased, they met our underwriting standards.  However, as a result of the continued elevated levels of unemployment and the declines in real estate values, we have experienced an increase in non-performing purchased loans during the past two fiscal years.  See additional discussion regarding non-performing purchased loans in “Critical Accounting Policies – Allowance for Loan Losses” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K and “Asset Quality – Loans and Real Estate Owned.”  The Bank purchased $44.1 million of one- to four-family loans from nationwide lenders during fiscal year 2010, the majority of which were adjustable-rate.

These loans had an average credit score of 723 at origination and a weighted average LTV ratio of 47%, based upon the loan balance at the time of purchase and the lower of the purchase price or appraisal at origination. The Bank purchased fewer loans under our nationwide purchase loan program during fiscal year 2010 than in fiscal year 2009 due to the lack of loans meeting our underwriting criteria from our existing relationships.  The Bank is working to expand the number of relationships from which it may buy loans in the future.  See additional discussion regarding loans purchased during fiscal year 2010 in “Financial Condition – Loans Receivable” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

The ability of financial institutions, including us, to originate or purchase large dollar volumes of one- to four-family real estate loans may be substantially reduced or restricted under certain economic and regulatory conditions, with a resultant decrease in interest income from these assets.  At September 30, 2010, our one- to four-family residential real estate loan portfolio totaled $4.92 billion, a decrease of $406.3 million, or 7.6%, from the total portfolio at September 30, 2009.  At September 30, 2010, our one- to four-family residential real estate loan portfolio constituted 94% of our loan portfolio and 58% of our total assets.  For a discussion of our market risk associated with loans see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosure about Market Risk” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

Loans over $500 thousand must be underwritten by two of our highest class of underwriters.  Any loan greater than $750 thousand must be approved by the Asset and Liability Management Committee (“ALCO”) and loans over $1.5 million must be approved by the Board of Directors.  For loans requiring ALCO and/or Board of Directors’ approval, lending management is responsible for presenting to ALCO and/or the Board of Directors information about the creditworthiness of the borrower and the value of the subject property.  Information pertaining to the creditworthiness of the borrower generally consists of a summary of the borrower’s credit history, employment stability, sources of income, assets, net worth, and debt ratios.  The value of the property must be supported by an independent appraisal report prepared in accordance with our appraisal policy.  Loans over $500 thousand are priced above the standard mortgage rate.

Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, the maximum amount which we could have loaned to any one borrower and the borrower’s related entities at September 30, 2010 was $125.3 million.  Our largest lending relationship to a single borrower or a group of related borrowers at September 30, 2010 consisted of 15 multi-family real estate projects located in Kansas, one single-family home located in Colorado, and four commercial real estate projects with two located in Kansas, one located in Colorado, and one located in Texas.  Total commitments and loans outstanding to this group of related borrowers was $42.9 million as of September 30, 2010.  Most of the multi-family real estate loans qualify for the low income housing tax credit program.  We have over 30 years of experience with this group of borrowers, who usually build and manage their own properties.  Each of the loans to this group of borrowers was current and performing in accordance with the original/refinance repayment terms at September 30, 2010.  See additional information under the heading “Multi-family and Commercial Real Estate Lending.”

The second largest lending relationship at September 30, 2010, consisted of nine loans totaling $11.2 million.  Five loans are secured by multi-family real estate units and four are secured by one- to four-family real estate.  We have over 30 years of experience with the borrowers.  All units were built and are presently being managed by the borrowers.  Each of the loans to this group of borrowers was current and performing in accordance with the original repayment terms at September 30, 2010.

One- to Four-Family Residential Real Estate Lending.  The Bank originates and services conventional mortgage loans, or loans not insured or guaranteed by a government agency.  The Bank also originates Federal Housing Administration (“FHA”) insured loan products which are generally sold, along with the servicing of these loans.  New loans are originated through referrals from real estate brokers and builders, our marketing efforts, and our existing and walk-in customers.  While the Bank originates both adjustable and fixed-rate loans, our ability to originate loans is dependent upon customer demand for loans in our market areas.  Demand is affected by the local housing market, competition and the interest rate environment.  During the 2010 and 2009 fiscal years, the Bank originated and refinanced $482.9 million and $961.5 million of one- to four-family fixed-rate mortgage loans, and $63.6 million and $35.9 million of one- to four-family adjustable-rate mortgage (“ARM”) loans, respectively.

Repayment
The Bank’s one- to four-family loans are primarily fully amortizing fixed-rate or ARM loans with contractual maturities of up to 30 years, except for interest-only ARM loans, which require only the payment of interest during the interest-only period, all with payments due monthly.  Our one- to four-family loans are generally not assumable and do not contain prepayment penalties.  A “due on sale” clause, allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the secured property, is generally included in the security instrument.

Pricing
Our pricing strategy for first mortgage loan products includes setting interest rates based on secondary market prices and competitor pricing within our local lending markets.  ARM loans are offered with either a three-year, five-year or seven-year term to the initial repricing date.  After the initial period, the interest rate for each ARM loan generally adjusts annually for the remainder of the term of the loan.  A number of different indices are used to reprice our ARM loans.

Adjustable rate loans
Current adjustable-rate one- to four-family conventional mortgage loans originated by the Bank generally provide for a specified rate limit or cap on the periodic adjustment to the interest rate, as well as a specified maximum lifetime cap and minimum rate, or floor.  As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as our cost of funds.  Negative amortization of principal is not allowed.  For three, five, or seven year ARM loans, borrowers are qualified based on the principal, interest, taxes and insurance payments at either the initial rate or the fully indexed accrual rate, whichever is greater.  After the initial three, five, or seven year period, the interest rate is repriced annually and the new principal and interest payment is based on the new interest rate, remaining unpaid principal balance and term of the ARM loan.  Our ARM loans are not automatically convertible into fixed-rate loans; however, we do allow borrowers to pay a modification fee to convert an ARM loan to a fixed-rate loan.  ARM loans can pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s payment also rises, increasing the potential for default.  This specific risk type is known as repricing risk.

During 2008, the Bank discontinued offering an interest-only ARM product.  The Bank does, however, still hold in its portfolio originated and purchased interest-only ARM loans.  The interest-only ARM product was discontinued to reduce future credit risk exposure.  Additionally, the Bank has not purchased any interest-only ARM loans since fiscal year 2006 that were not in their amortization period.  At the time of origination, these loans did not require principal payments for a period of up to ten years.  Borrowers were qualified based on a fully amortizing payment at the initial loan rate.  The Bank was more restrictive on debt-to-income ratios and credit scores on interest-only ARM loans than on other ARM loans to offset the potential risk of payment shock at the time the loan rate adjusts and/or the principal and interest payments begin.  At September 30, 2010, $121.6 million, or approximately 3% of our one- to four-family loan portfolio, consisted of non-amortizing interest-only ARM loans.  The majority of these loans were purchased from nationwide lenders during fiscal year 2005.  These loans had an initial interest-only term of either five or ten years, with approximately equal distribution between the two terms.

Underwriting
One- to four-family loans are underwritten manually or by an automated underwriting system developed by a third party.  The system’s components closely resemble the Bank’s manual underwriting standards which are generally in accordance with Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) manual underwriting guidelines.  The automated underwriting system analyzes the applicant’s data, with emphasis on credit history, employment and income history, qualifying ratios reflecting the applicant’s ability to repay, asset reserves, and LTV ratio.  Full documentation to support the applicant’s credit, income, and sufficient funds to cover all applicable fees and reserves at closing are required on all loans.  Loans that do not meet the automated underwriting standards are referred to a staff underwriter for manual underwriting.  Properties securing one- to four-family loans are appraised by either staff appraisers or fee appraisers, both of which are independent of the loan origination function and have been approved by the Board of Directors.

Mortgage Insurance
For a conventional mortgage with an LTV ratio in excess of 80% at the time of origination, private mortgage insurance (“PMI”) is required in order to reduce the Bank’s loss exposure to less than 80% of either the appraised value or the purchase price of the property, whichever is less.  The Bank will lend up to 97% of the lesser of the appraised value or purchase price for conventional one- to four-family loans, provided PMI is obtained. Management continuously monitors the claim-paying ability of our PMI counterparties.  At this time, we believe that our PMI counterparties have the ability to meet potential claim obligations we may file in the foreseeable future.

FHA loans have mortgage insurance provided by the federal government.  The loans are up to 96.5% LTV, prior to including the FHA insuring premium, which is calculated using the lesser of the appraised value or purchase price.  The loans are originated and underwritten manually according to private investor and FHA guidelines.  The Bank began offering FHA loans in late September 2009 to accommodate customers who may not qualify for a conventional mortgage loan.  FHA loans are originated by the Bank with the intention of selling the loans on a flow basis to a private investor, with servicing released.  The Bank began selling FHA loans in fiscal year 2010.  The Bank originated $12.1 million and sold $10.5 million of FHA loans during fiscal year 2010.

Purchased loans
The Bank purchases approved conventional one- to four-family loans and the related servicing rights, on a loan-by-loan basis, from correspondent lenders.  During the 2010 and 2009 fiscal years, the Bank purchased $67.3 million and $141.6 million, respectively, of one- to four-family loans from correspondent lenders.  These loans generally have an interest rate 0.125% higher than loans we originate; however, we pay a premium of 0.50% of the loan balance for these loans.

The underwriting of loans purchased through correspondent lenders is generally performed by our underwriters, using our underwriting standards.  Lenders are located within the metropolitan Kansas City market area and select market areas in Missouri.  The products offered by our correspondents are underwritten to standards that are at least as restrictive as the Bank’s own internal products and underwriting standards.  The Bank requires fully documented loan files.  Our underwriting standards do not permit loans with no documentation, stated income, or stated assets.  Lenders are required to fully document all data sources for each application.  Management believes these requirements reduce the credit risk associated with these loans.  The Bank has not requested any correspondent lender to repurchase loans during fiscal year 2010.

The Bank also purchases conventional one- to four-family loans from nationwide lenders in bulk.  The servicing rights are generally retained by the lender.  The servicing is governed by a servicing agreement, which outlines collection policies and procedures, as well as oversight requirements, such as servicer certifications attesting to and providing proof of compliance with the servicing agreement.  The underwriting standards are generally similar to the Bank’s internal underwriting standards.  The Bank requires fully documented loan files.  The Bank does not permit loans that were originated with no documentation, stated income, or stated assets.  Lenders are required to fully document all data sources for each application.  Management believes these requirements reduce the credit risk associated with these loans.  Before committing to purchase a pool of loans from a lender, the Bank’s Chief Lending Officer or Secondary Marketing Manager reviews specific criteria such as loan amount, credit scores, LTV ratios, geographic location, and debt ratios of each loan in the pool.  If the specific criteria do not meet the Bank’s underwriting standards and compensating factors are not sufficient, then a loan will be removed from the pool.  Once the review of the specific criteria is complete and loans not meeting the Bank’s standards are removed from the pool, changes are sent back to the lender for acceptance and pricing.  Before the pool is funded, an internal Bank underwriter reviews at least 25% of the loan files to confirm loan terms, credit scores, debt service ratios, property appraisals and other underwriting related documentation.  Our standard contractual agreement with the lender includes recourse options for any breach of representation or warranty with respect to the loans purchased.  The Bank has not requested any nationwide lenders to repurchase loans during fiscal year 2010.  During fiscal years 2010 and 2009, the Bank purchased $44.1 million and $191.8 million, respectively, of one- to four-family loans from nationwide lenders.

Loan modification program
In an effort to offset the impact of repayments and to retain our customers, the Bank offers existing loan customers whose loans have not been sold to third parties and who have been current on their contractual loan payments for the previous 12 months, the opportunity to modify their original loan rate and/or term to a new loan rate and/or term generally consistent with those currently being offered.  Through our modification program a borrower can modify the rate and/or term of their loan in less time than it takes to process a refinance, and for a cost that is less than a refinance.   The Bank does not solicit customers for this program, but considers it a valuable opportunity to retain customers who, due to our conservative initial underwriting, could likely obtain similar financing elsewhere.   During fiscal years 2010 and 2009, we modified $545.1 million and $1.14 billion, respectively of our originated loans.

Loan sales
Conventional one- to four-family loans may be sold on a bulk basis for portfolio restructuring or on a flow basis as loans are originated to reduce interest rate risk and/or maintain a certain liquidity position.  The Bank generally retains the servicing on these loans.  ALCO determines which conventional one- to four-family loans are to be originated as held for sale or held for investment.  Conventional one- to four-family loans originated as held for sale are to be sold in accordance with policies set forth by ALCO.  Conventional one- to four-family loans originated as held for investment are generally not eligible for sale unless a specific segment of the portfolio is identified for asset restructuring purposes.  Generally, the Bank will continue to service these loans.  The Bank sold $34.7 million and $96.9 million of conventional one- to four-family loans during fiscal years 2010 and 2009, respectively.  As a result of our traditional underwriting guidelines requiring complete documentation for originated loans, the Bank was required to repurchase only one sold loan during fiscal year 2010.

Construction Lending.  The Bank also originates construction-to-permanent loans primarily secured by one- to four-family residential real estate.  The majority of the one- to four-family construction loans are secured by property located within the Bank’s Kansas City market areas.  Construction loans are obtained primarily by homeowners who will occupy the property when construction is complete.  Construction loans to builders for speculative purposes are not permitted.  The application process includes submission of complete plans, specifications, and costs of the project to be constructed.  All construction loans are manually underwritten using the Bank’s internal underwriting standards. At September 30, 2010, we had $33.2 million in construction-to-permanent loans outstanding, including undisbursed loan funds, representing almost 1% of our total loan portfolio.

The Bank’s one- to four-family construction-to-permanent loan program combines the construction loan and the permanent loan into one loan allowing the borrower to secure the same interest rate throughout the construction period and the permanent loan.  The interest rate and loan products offered on the one- to four-family construction-to-permanent loan program are the same as what is offered for non-construction-to-permanent one- to four-family loans.  The loan term is longer than the non-construction one- to four-family loans due to consideration for the construction period, which is generally 18 months.

Construction draw requests and the supporting documentation are reviewed and approved by management.  The Bank also performs regular documented inspections of the construction project to ensure the funds are being used for the intended purpose and the project is being completed according to the plans and specifications provided.  The Bank charges a 1% fee at closing, based on the loan amount, for these administrative requirements.  Interest is billed and collected monthly based on the amount of funds disbursed.  Once the construction period is complete, the payment method is modified from interest-only to an amortized principal and interest payment for the remaining term of the loan.

Consumer Lending.  The Bank offers a variety of secured consumer loans, including home equity loans and lines of credit, home improvement loans, auto loans, and loans secured by savings deposits.   The Bank also originates a very limited amount of unsecured loans.  The Bank does not originate any consumer loans on an indirect basis, such as contracts purchased from retailers of goods or services which have extended credit to their customers.  All consumer loans are originated in the Bank’s market areas.  At September 30, 2010, our consumer loan portfolio totaled $194.0 million, or 3.7% of our total loan portfolio.

The majority of the consumer loan portfolio is comprised of home equity lines of credit, which have interest rates that can adjust monthly based upon changes in the Prime rate, to a maximum of 18%.  Home equity loans originated after June 2010 may be originated in amounts, together with the existing first mortgage, of up to 90% of the value of the property.  Home equity loans originated prior to June 2010 may have been originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan.  Closed end equity home loans may be originated up to 95% of the value of the property securing the loans, taking into consideration the existing first mortgage.  In order to minimize risk of loss, home equity loans that are greater than 80% of the value of the property, when combined with the first mortgage, require PMI.  The term-to-maturity of closed-end home equity and home improvement loans may be up to 20 years.  Home equity lines of credit originated after June 2010, have a seven year draw period with a ten year repayment term.  The majority of home equity lines of credit loans originated prior to June 2010 have no stated term-to-maturity.  All home equity lines of credit require a payment of 1.5% of the outstanding loan balance per month during the draw period with an amortizing payment during the repayment period.    Interest-only home equity lines of credit have a maximum term of 12 months, monthly payments of accrued interest, and a balloon payment at maturity.  Repaid principal may be re-advanced at any time, not to exceed the original credit limit of the loan.  Other consumer loan terms vary according to the type of collateral and the length of the contract.   Home equity loans, including lines of credit and home improvement loans, comprised 3.6% of our total loan portfolio, or $186.3 million, at September 30, 2010.  As of September 30, 2010, 74.5% of the home equity portfolio was adjustable-rate.

The underwriting standards for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of their ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security in relation to the proposed loan amount.

Consumer loans generally have shorter terms to maturity or reprice more frequently, which reduces our exposure to changes in interest rates, and usually carry higher rates of interest than do one- to four-family loans.  However, consumer loans may entail greater risk than do one- to four-family loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as automobiles.  Management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

Multi-family and Commercial Real Estate Lending.  At September 30, 2010, multi-family and commercial real estate loans totaled $66.5 million, or 1.3% of our total loan portfolio.  The Bank’s multi-family and commercial real estate loans are secured primarily by multi-family dwellings and small commercial buildings generally located in the Bank’s market areas.  These loans are granted based on the income producing potential of the property and the financial strength of the borrower.  LTV ratios on multi-family and commercial real estate loans do not exceed 80% of the appraised value of the property securing the loans.  The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt at the time of origination.  The Bank generally requires personal guarantees of the borrowers covering a portion of the debt in addition to the security property as collateral for these loans.  Appraisals on properties securing these loans are performed by independent state certified fee appraisers approved by the Board of Directors.  Our multi-family and commercial real estate loans are originated with either a fixed or adjustable interest rate.  The interest rate on ARM loans is based on a variety of indices, generally determined through negotiation with the borrower.  While maximum maturities may extend to 30 years, these loans frequently have shorter maturities and may not be fully amortizing, requiring balloon payments of unamortized principal at maturity.

We generally do not maintain a tax or insurance escrow account for multi-family or commercial real estate loans.  In order to monitor the adequacy of cash flows on income-producing properties with a principal balance of $1.5 million or more, the borrower is notified annually to provide financial information including rental rates and income, maintenance costs and an update of real estate property tax payments, as well as personal financial information.

Our multi-family and commercial real estate loans are generally large dollar loans and involve a greater degree of credit risk than one- to four-family loans.  Such loans typically involve large balances to single borrowers or groups of related borrowers.  Because payments on multi-family and commercial real estate loans are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.  If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired.

The Bank is a participant with four other banking institutions on a $42.5 million commercial construction loan secured by a retail shopping center in Kansas.  The Bank’s original participant share was $15.0 million, which was to be disbursed as the improvements were completed.  The loan was converted from a construction loan to a permanent loan in April 2009, but still had funds to advance for tenant finish. Due to economic factors, the lead bank and the borrower requested to restructure the project and reduce the overall commitment to $31.0 million, which reduced the Bank’s commitment to $10.9 million as of August 2009.  The overall commitment was reduced further to $23.1 million in December 2009, which reduced the Bank’s commitment to $8.2 million at December 31, 2009.  The change in commitment involved completing the tenant finish for retail space that was already started, of which 88% was tenant leased as of September 30, 2010, and postponing the development of additional retail space.  The loan matured in April 2010 and was refinanced into two loans with a 12 month term to maturity.  The Bank’s total commitment was further reduced to $8.0 million at that time.  One loan represents the retail portion of the project and the other loan represents the land portion of the project.  At September 30, 2010, the loans had an aggregate outstanding principal balance of $7.6 million and an outstanding commitment of $290 thousand.  These loans are part of our largest lending relationship to a single borrower or a group of related borrowers at September 30, 2010.  Although the loans have performed per the terms of the agreement, the change in the agreement has prompted management to classify the loans as “Special Mention” at September 30, 2010.  See “Asset Quality - Loans and Real Estate Owned – Classified Assets.”

Loan Portfolio.  The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for undisbursed loan funds, unearned loan fees and deferred costs, and the ALLL) as of the dates indicated.

	September 30,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$4,915,651	94.4%	$5,321,935	94.2%	$5,026,358	93.4%	$4,992,398	93.4%	$4,931,505	93.8%
Multi-family and commercial	66,476	1.3	80,493	1.4	56,081	1.0	60,625	1.1	56,774	1.1
Construction	33,168	0.6	39,535	0.7	85,178	1.6	74,521	1.4	45,452	0.8
Total real estate loans	5,015,295	96.3	5,441,963	96.3	5,167,617	96.0	5,127,544	95.9	5,033,731	95.7

Consumer Loans:
Home equity	186,347	3.6	195,557	3.5	202,956	3.8	208,642	3.9	212,938	4.1
Other	7,671	0.1	9,430	0.2	9,272	0.2	10,440	0.2	10,804	0.2
Total consumer loans	194,018	3.7	204,987	3.7	212,228	4.0	219,082	4.1	223,742	4.3
Total loans receivable	5,209,313	100.0%	5,646,950	100.0%	5,379,845	100.0%	5,346,626	100.0%	5,257,473	100.0%

Less:
Undisbursed loan funds	15,489		20,649		43,186		42,481		22,605
Unearned loan fees and deferred costs	10,730		12,186		10,088		9,893		9,318
ALLL	14,892		10,150		5,791		4,181		4,433
Total loans receivable, net	$5,168,202		$5,603,965		$5,320,780		$5,290,071		$5,221,117

The following table presents the contractual maturity of our loan portfolio at September 30, 2010.  Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses.

	Real Estate						Consumer
			Multi-family and		Construction
	One- to Four-Family		Commercial		and Development (2)		Home Equity (3)		Other		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Amounts due:
Within one year (1)	$2,161	5.64%	$7,643	6.05%	$19,422	5.06%	$509	6.54%	$778	5.00%	$30,513	5.37%

After one year:
Over one to two	4,333	5.71	723	5.70	13,746	4.66	445	6.75	758	8.06	20,005	5.10
Over two to three	20,164	5.14	4,295	6.38	--	--	619	6.79	1,482	5.85	26,560	5.42
Over three to five	23,315	5.42	304	5.79	--	--	5,637	5.11	4,216	4.96	33,472	5.31
Over five to ten	430,490	5.12	17,692	6.24	--	--	21,450	6.22	412	8.97	470,044	5.21
Over 10 to 15	933,401	4.82	21,877	6.25	--	--	36,252	4.88	25	6.50	991,555	4.86
After 15 years	3,501,787	5.07	13,942	6.33	--	--	121,435	5.64	--	--	3,637,164	5.09
Total due after one year	4,913,490	5.03	58,833	6.27	13,746	4.66	185,838	5.55	6,893	5.74	5,178,800	5.06

Totals loans	$4,915,651	5.03%	$66,476	6.24%	$33,168	4.90%	$186,347	5.55%	$7,671	5.66%	5,209,313	5.06%

Less:
Undisbursed loan funds											15,489
Unearned loan fees and deferred costs											10,730
ALLL											14,892
Total loans receivable, net											$5,168,202

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

The following table presents, as of September 30, 2010, the amount of loans due after September 30, 2011, and whether these loans have fixed or adjustable interest rates.

	Fixed	Adjustable	Total
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$4,016,966	$896,524	$4,913,490
Multi-family and commercial	58,635	198	58,833
Construction	10,984	2,762	13,746
Consumer Loans:
Home equity	47,539	138,299	185,838
Other	3,031	3,862	6,893
Total	$4,137,155	$1,041,645	$5,178,800

The following table shows our loan originations and refinances, loan purchases and participations, transfers, and repayment activity for the periods indicated.  Purchased loans include loans purchased from correspondent and nationwide lenders.  The table below does not include $545.1 million and $1.14 billion of originated loans that were modified during fiscal years 2010 and 2009, respectively.

	Year Ended September 30,
	2010	2009	2008
	(Dollars in thousands)
Originations and Refinances by type:
Adjustable-rate:
Real estate - one- to four-family	$60,108	$33,601	$66,429
- multi-family and commercial	--	--	1,800
- construction	3,492	2,261	11,250
Home Equity	83,199	91,053	87,614
Other consumer	3,068	4,391	1,731
Total adjustable-rate loans originated	149,867	131,306	168,824
Fixed-rate:
Real estate - one- to four-family	456,620	937,430	586,982
- multi-family and commercial	5,420	14,891	975
- construction	26,241	24,063	44,783
Home equity	5,429	10,069	14,475
Other consumer	1,551	1,922	4,796
Total fixed-rate loans originated	495,261	988,375	652,011
Total loans originated	645,128	1,119,681	820,835

Purchases and Participations:
Real estate - one- to four-family	110,388	332,932	116,141
- multi-family and commercial	7,713	--	--
- construction	1,000	500	3,490
Total loans purchased/participations	119,101	333,432	119,631

Transfer of loans to loans held-for-sale , net	(194,759)	(94,672)	--

Principal repayments	(989,826)	(1,079,777)	(899,178)

Decrease in other items, net	(17,281)	(11,559)	(8,069)

Net (decrease) increase	$(437,637)	$267,105	$33,219

Asset Quality – Loans and Real Estate Owned (“REO”)

The Bank’s traditional underwriting guidelines have provided the Bank with loans of high quality and generally low delinquencies and low levels of non-performing assets compared to national levels.  Of particular importance is the complete and full documentation required for each loan the Bank originates and purchases.  This allows the Bank to make an informed credit decision based upon a thorough assessment of the borrower’s ability to repay the loan compared to underwriting methodologies that do not require full documentation.

In the following asset quality discussion, loans purchased from correspondent lenders are included with originated loans and loans purchased from nationwide lenders are reported as purchased loans.

For one- to four-family loans and home equity loans, when a borrower fails to make a loan payment 15 days after the due date, a late charge is assessed and a notice is mailed.  Collection personnel review all delinquent loan balances more than 16 days past due.  Attempts to contact the borrower occur by personal letter and, if no response is received, by telephone, with the purpose of establishing repayment arrangements for the borrower to bring the loan current.  Repayment arrangements must be approved by a designated bank officer.  Once a loan becomes 90 days delinquent, a demand letter is issued requiring the loan to be brought current or foreclosure procedures will be implemented.  Generally when a loan becomes 120 days delinquent, and an acceptable repayment plan has not been established, the loan is forwarded to legal counsel to initiate foreclosure.  We also monitor whether mortgagors who filed for bankruptcy are meeting their obligation to pay the mortgage debt in accordance with the terms of the bankruptcy petition.

We monitor delinquencies on our purchased loan portfolio with reports we receive from the servicers.  We monitor these servicer reports to ensure that the servicer is upholding the terms of the servicing agreement.  The reports generally provide total principal and interest due and length of delinquency, and are used to prepare monthly management reports and perform delinquent loan trend analysis.  Management also utilizes information from the servicers to monitor property valuations and identify the need to record specific valuation allowances.  The servicers handle collection efforts per the terms of the servicing agreement.

As a result of recent industry-wide issues related to the foreclosure practices, the Bank evaluated its foreclosure procedures and guidelines and management believes the Bank is handling foreclosures in an appropriate manner.  Additionally, the servicers of our nationwide purchased loans, except for one, have not reported any issues with respect to their foreclosure processes.  At September 30, 2010, we had no loans in foreclosure with the one servicer who has reported issues with their foreclosure processes.

The following matrix shows the balance of one- to four-family loans at September 30, 2010 by LTV ratio and credit score.  The LTV ratios used in the matrix were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent bank appraisal, broker price opinion or automated valuation model, if available.  In most cases, the most recent appraisal was obtained at the time of origination.  The LTV ratios based upon appraisals obtained at the time of origination may not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure as the value of the underlying collateral may have declined since the time of origination.  Credit scores were most recently updated in September 2010.   Management will continue to update credit scores as deemed necessary based upon economic conditions.  Per the matrix, the greatest concentration of loans fall into the “751 and above” credit score category and have a LTV ratio of less than 70%.  The average LTV ratio and credit score for our one- to four-family purchased loans at September 30, 2010 was 59% and 741, respectively.  The average LTV ratio and credit score for our one- to four-family originated loans at September 30, 2010 was 66% and 760, respectively.

	Credit Score
	Less than 660		661 to 700		701 to 750		751 and above		Total
		% of		% of		% of		% of		% of
LTV ratio	Amount	total	Amount	total	Amount	total	Amount	total	Amount	total
	(Dollars in thousands)
Less than 70%	$117,323	2.4%	$139,706	2.8%	$388,555	7.9%	$1,922,577	39.2%	$2,568,161	52.3%
70% to 80%	102,139	2.1	109,367	2.2	321,663	6.5	1,085,865	22.1	1,619,034	32.9
More than 80%	83,561	1.7	68,981	1.4	183,776	3.7	392,138	8.0	728,456	14.8
Total	$303,023	6.2%	$318,054	6.4%	$893,994	18.1%	$3,400,580	69.3%	$4,915,651	100.0%

Delinquent Loans. The following tables set forth our loans 30 to 89 days delinquent by type, number and amount as of the periods presented.

	Loans Delinquent for 30 to 89 Days at September 30,
	2010		2009		2008
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	175	$17,613	159	$15,488	125	$13,244
Purchased	34	6,047	41	10,556	37	7,083
Multi-family and commercial	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Consumer Loans:
Home equity	50	874	40	708	33	664
Other	16	183	15	89	21	118
	275	$24,717	255	$26,841	216	$21,109

30 to 89 days delinquent loans to
total loans receivable, net		0.48%		0.48%		0.40%

Loans 30 to 89 days delinquent decreased $2.1 million from $26.8 million at September 30, 2009 to $24.7 million at September 30, 2010.  The $2.1 million decrease was primarily composed of a $4.5 million decrease in purchased one- to four-family loans, partially offset by a $2.1 million increase in originated one- to four-family loans.  The decrease in purchased one- to four-family loans was primarily due to borrowers making the necessary payments during fiscal year 2010 to no longer be delinquent at September 30, 2010 and fewer loans moving into the 30 to 89 day delinquent category.  Our local market areas did not feel the impact of the negative economic conditions felt by a large portion of the U.S. until recently, thereby resulting in a lag in delinquencies on our originated loan portfolio compared to our purchased loan portfolio.

The following table presents the weighted average percentage of one- to four-family loans, by principal balance, that entered the 30 to 89 days delinquent category during the 12 months ended September 30, 2010 that paid off, returned to performing status, stayed 30 to 89 days delinquent, or progressed to the non-performing or REO categories.

	30 to 89 Day Delinquent Loan Trend Analysis
			30 to 89 Days	Non-
	Paid Off	Performing	Delinquent	Performing	REO	Total
Originated	4.0%	43.1%	32.8%	17.7%	2.4%	100.0%
Purchased	1.5	26.5	39.5	31.5	1.0	100.0
Total Portfolio Average	3.0%	37.4%	34.7%	23.0%	1.9%	100.0%

Non-performing Assets. The table below sets forth the number, amount and categories of non-performing assets. Non-performing assets consist of non-performing loans and REO. Purchased loans include loans purchased from nationwide lenders. Correspondent purchased loans are included with originated loans. Non-performing loans are non-accrual loans that are 90 or more days delinquent or are in the process of foreclosure. REO includes assets acquired in settlement of loans. At all dates presented, we had no loans past due 90 days or more that were still accruing interest. The amount of interest income on non-performing loans included in interest income was $880 thousand for the year ended September 30, 2010. The amount of interest income that would have been recorded on non-performing loans if they were not on non-accruing status was $1.6 million for the year ended September 30, 2010.

	September 30,
	2010		2009		2008		2007		2006
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Non-performing loans:
One- to four-family:
Originated	109	$12,884	99	$9,248	70	$6,488	68	$4,941	56	$3,534
Purchased	60	18,375	70	21,259	25	6,708	9	2,163	13	1,857
Multi-family and commercial	--	--	--	--	--	--	--	--	--	--
Construction	--	--	--	--	--	--	--	--	--	--
Consumer Loans:
Home equity	31	685	22	367	19	379	13	207	12	177
Other	6	12	8	45	11	91	7	41	3	41
	206	31,956	199	30,919	125	13,666	97	7,352	84	5,609

Non-performing loans as a percentage of
total loans receivable, net		0.62%		0.55%		0.26%		0.14%		0.11%

REO:
One- to four-family:
Originated (1)	73	6,172	48	5,702	31	2,228	26	2,036	34	2,401
Purchased	17	3,748	8	1,702	12	2,918	1	61	--	--
Multi-family and commercial	--	--	--	--	--	--	--	--	--	--
Construction	--	--	--	--	--	--	--	--	--	--
Consumer Loans:
Home equity	--	--	--	--	--	--	--	--	--	--
Other	--	--	--	--	--	--	--	--	1	8
	90	9,920	56	7,404	43	5,146	27	2,097	35	2,409

Total non-performing assets	296	$41,876	255	$38,323	168	$18,812	124	$9,449	119	$8,018

Non-performing assets
as a percentage of total assets		0.49%		0.46%		0.23%		0.12%		0.10%

   (1)  Real estate related consumer loans are included in the one- to four-family category as the underlying collateral is a one- to four-family property.

Non-performing loans increased $1.1 million from $30.9 million at September 30, 2009 to $32.0 million at September 30, 2010.  The $1.1 million was primarily composed of a $3.6 million increase in originated one- to four-family loans, partially offset by a $2.9 million decrease in purchased one- to four-family loans.  The increase in originated one- to four family loans was due to the factors discussed in the 30 to 89 day delinquent loan category above.  Originated loans in the 30 to 89 day delinquent loans recently started moving to the non-performing loan and REO categories.  The decrease in purchased one- to four-family loans was due to the loans moving to REO, short sales and loans paying off, and fewer loans moving into the non-performing loan category.

At September 30, 2010, one- to four-family non-performing loans totaled $31.3 million, 64% of which had LTV ratios greater than 80%.  At origination, these loans generally had LTV ratios at or less than 80%, but as a result of declines in real estate values as reflected in updated appraisals, broker price opinions and automated valuation model, the LTV ratios are now in excess of 80%.  Of these loans, 20% have PMI which reduces or eliminates the Bank’s exposure to loss.  The balance of one- to four-family non-performing loans with LTV ratios greater than 80% with no PMI was $16.0 million at September 30, 2010.

The following table presents the year of origination for originated and purchased one- to four-family loans, and the origination year for non-performing originated and purchased one- to four-family loans at September 30, 2010.  The origination date for modified loans is based on when the loan was originated, not the modification date.
						Total
Origination				Originated	Purchased	Non-
Calendar	Originated	Purchased		Non-Performing	Non-Performing	Performing
Year	Loans	Loans	Total Loans	Loans	Loans	Total
	(Dollars in thousands)

2002 and prior	$637,310	$13,856	$651,166	$3,204	$501	$3,705
2003	357,338	27,435	384,773	1,016	640	1,656
2004	275,758	188,833	464,591	1,626	6,391	8,017
2005	356,744	176,436	533,180	819	10,127	10,946
2006	378,558	16,431	394,989	4,080	716	4,796
2007	504,721	174	504,895	1,490	--	1,490
2008	565,741	63,079	628,820	649	--	649
2009	892,025	72,302	964,327	--	--	--
2010	382,577	6,333	388,910	--	--	--
	$4,350,772	$564,879	$4,915,651	$12,884	$18,375	$31,259

The following table presents the top twelve states where the properties securing our one- to four-family loans are located and the corresponding balance of 30 to 89 day delinquent loans, non-performing loans and the weighted average LTV ratios for non-performing loans at September 30, 2010.  The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal or the most recent bank appraisal, broker price opinion or automated valuation model, if available.  As a result of updated estimated fair values, the LTV of various non-performing loans in the table below are now in excess of 100%.  We have recorded specific valuation allowances on these loans, after taking into consideration potential PMI proceeds.

			Loans 30 to 89
	One- to Four-Family		Days Delinquent		Non-Performing Loans
State	Balance	% of Total	Balance	% of Total	Balance	% of Total	Average LTV
	(Dollars in thousands)

Kansas	$3,629,879	73.8%	$13,748	58.1%	$11,245	36.0%	80%
Missouri	739,240	15.1	4,314	18.2	2,192	7.0	94
Illinois	63,217	1.3	--	--	2,718	8.7	110
Texas	44,385	0.9	681	2.9	247	0.8	82
New York	40,889	0.8	--	--	720	2.3	126
Florida	42,038	0.9	1,482	6.3	2,740	8.8	119
Colorado	29,368	0.6	813	3.4	830	2.6	91
Arizona	27,285	0.6	668	2.8	2,421	7.7	156
Connecticut	26,872	0.5	--	--	148	0.5	93
Virginia	24,789	0.5	--	--	1,021	3.3	102
New Jersey	24,095	0.5	--	--	664	2.1	67
Minnesota	25,596	0.5	452	1.9	433	1.4	58
Other states	197,998	4.0	1,502	6.4	5,880	18.8	96
	$4,915,651	100.0%	$23,660	100.0%	$31,259	100.0%	97%

Impaired Loans.  A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Impaired loans totaled $57.1 million, $41.4 million, and $13.7 million at September 30, 2010, 2009, and 2008, respectively.

A troubled debt restructuring is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered.  The majority of the Bank’s troubled debt restructurings involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required) and extending the maturity date of the loan.  All troubled debt restructurings that have not been performing under the modified loan terms for 12 consecutive months are considered to be impaired loans.  At September 30, 2010, 2009, 2008, and 2007, the Bank had troubled debt restructurings of $27.2 million, $10.8 million, $918 thousand and $230 thousand, respectively.  The increase in troubled debt restructurings from September 30, 2007 to September 30, 2010 was primarily due to the increase in, and continued elevated level of, unemployment which has resulted in some borrowers experiencing financial difficulties.  We had no troubled debt restructurings at September 30, 2006.  Of the $27.2 million of troubled debt restructurings at September 30, 2010, 80%, or $21.7 million, were originated loans and $2.5 million were greater than 90 days delinquent and were included in the non-performing loan balance at September 30, 2010.  The amount of interest recognized in interest income on total troubled debt restructurings was $1.4 million for the year ended September 30, 2010.

Classified Assets.  Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OTS to be of lesser quality, as “substandard”, “doubtful” or “loss.”  In addition, the regulations also provide for a “special mention” category, which are performing loans on which known information about the collateral pledged or the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such assets in the non-performing asset categories.  Troubled debt restructurings that were performing prior to restructuring are reported as special mention until they have been performing for 12 consecutive months under the new loan terms.  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Troubled debt restructurings that were more than 90 days delinquent at the time of restructuring are reported as substandard until they have been performing for 12 consecutive months under the new loan terms.  Assets classified as “doubtful” have all of the weaknesses inherent as those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When an insured institution reports problem assets as either special mention, substandard or doubtful, it may establish specific valuation allowances in an amount deemed prudent by management and approved by the Board of Directors.  General valuation allowances may be established to recognize the inherent risk associated with lending activities, but unlike specific valuation allowances, have not been allocated to specific problem assets within a portfolio of similar assets.  When an insured institution classifies problem assets as “loss,” it is required either to establish a specific valuation allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount.  An institution’s determination as to the classification of its assets and the amount of its ALLL is subject to review by the OTS and, in limited circumstances, the FDIC, which may order the establishment of additional loss allowances.

In connection with the filing of the Bank’s periodic reports with the OTS and in accordance with our asset classification policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  The following table sets forth the balance of assets, less specific valuation allowances, classified as special mention, or substandard at September 30, 2010.  At that date, we had no assets, less specific valuation allowances, classified as doubtful or loss.  Purchased loans and purchased REO represent loans purchased from nationwide lenders.

	Special Mention		Substandard
	Number	Amount	Number	Amount
	(Dollars in thousands)
Real Estate Loans:
One- to four-family
Originated	86	$14,908	146	$17,671
Purchased	1	198	72	19,713
Multi-family and commercial	3	8,225	--	--
Construction	--	--	--	--
Consumer Loans:
Home equity	6	60	36	889
Other	--	--	8	43
Total loans	96	23,391	262	38,316

REO:
Originated	--	--	73	6,172
Purchased	--	--	17	3,748
Total REO	--	--	90	9,920

Trust Preferred Securities	--	--	1	2,796

Total classified assets	96	$23,391	353	$51,032

Allowance for Loan Losses and Provision for Loan Losses. Management maintains an ALLL to absorb known and inherent losses in the loan portfolio based on ongoing quarterly assessments of the loan portfolio.  Our allowance for loan loss methodology considers a number of quantitative and qualitative factors, including the trend and composition of our delinquent and non-performing loans, results of foreclosed property transactions, and the status and trends of the local and national economies and housing markets.  Our local market areas did not experience significant fluctuations in home values over the past ten years as did other areas of the U.S.  The ALLL is maintained through provisions for loan losses which are charged to income.  The provision for loan losses is established after considering the results of management’s quarterly assessment of the ALLL.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K for a full discussion of our ALLL methodology.  At September 30, 2010, our ALLL was $14.9 million, or 0.29% of the total loan portfolio and 47% of total non-performing loans.  This compares with an ALLL of $10.2 million, or 0.18% of the total loan portfolio and 33% of total non-performing loans as of September 30, 2009.

During fiscal year 2010, the Company recorded a provision for loan losses of $8.9 million.  The $8.9 million provision for loan losses was composed of $5.0 million for increases in certain loss factors in our general valuation allowance model and $3.9 million related to establishing or increasing specific valuation allowances.  The increase in certain loss factors in our general valuation allowance model reflects the risks inherent in our loan portfolio due to decreases in real estate values in certain geographic regions where the Bank has purchased loans, the continued high level of unemployment, and the elevated level of non-performing loans and net loan charge-offs, compared to historical levels.  The increase in specific valuation allowances primarily related to our purchased loan portfolio.  These factors, when combined, contributed to the increase in the provision for loan losses in fiscal year 2010 and resulted in an increase in our ALLL from $10.2 million at September 30, 2009 to $14.9 million at September 30, 2010.  Although management believes the ALLL is established and maintained at adequate levels, additions may be necessary if economic conditions fail to improve or if other conditions differ substantially from the current operating environment.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K for a full discussion of our ALLL methodology.

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

	Year Ended September 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Balance at beginning of period	$10,150	$5,791	$4,181	$4,433	$4,598
Charge-offs:
One- to four-family loans - originated	424	226	86	8	95
One- to four-family loans - purchased	3,707	1,781	321	--	--
Multi-family and commercial	--	--	--	--	--
Construction	--	--	--	--	--
Home equity	28	1	2	3	--
Other consumer loans	17	24	32	16	37
Total charge-offs	4,176	2,032	441	27	132
Recoveries:
One- to four-family loans - originated	--	--	--	--	1
One- to four-family loans - purchased	172	--	--	--	--
Multi-family and commercial	--	--	--	--	--
Construction	--	--	--	--	--
Home equity	--	--	--	--	--
Other consumer loans	--	--	--	--	--
Total recoveries	172	--	--	--	1
Net charge-offs	4,004	2,032	441	27	131
Allowance on loans in the loan swap transaction	(135)	--	--	--	(281)
Provision (recovery)	8,881	6,391	2,051	(225)	247
Balance at end of period	$14,892	$10,150	$5,791	$4,181	$4,433

Ratio of net charge-offs during the
period to average loans outstanding
during the period (1)	0.07%	0.04%	--%	--%	--%

Ratio of net charge-offs during the period
to average non-performing assets	9.99%	7.11%	3.12%	0.31%	1.77%

ALLL to non-performing loans	46.60%	32.83%	42.37%	56.87%	79.03%

ALLL to loans receivable, net	0.29%	0.18%	0.11%	0.08%	0.08%

(1) Ratios for the years ended September 30, 2008, 2007 and 2006 calculate to be less than 0.01%.

The distribution of our ALLL at the dates indicated is summarized as follows:

	September 30,
	2010		2009		2008		2007		2006
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Each		in Each		in Each		in Each		in Each
		Category		Category		Category		Category		Category
	Amount of	to Total	Amount of	to Total	Amount of	to Total	Amount of	to Total	Amount of	to Total
	ALLL	Loans	ALLL	Loans	ALLL	Loans	ALLL	Loans	ALLL	Loans
	(Dollars in thousands)
One- to four-family:
Originated	$3,801	83.5%	$3,604	81.9%	$3,075	80.7%	$2,962	77.0%	$2,819	72.9%
Purchased	10,425	10.8	5,972	12.3	2,307	13.6	773	17.1	977	21.3
Multi-family and commercial	275	1.3	227	1.4	54	1.1	57	1.1	54	1.1
Construction	12	0.6	22	0.7	41	0.6	69	0.6	258	0.4
Home equity	319	3.6	268	3.5	229	3.8	227	4.0	249	4.1
Other consumer	60	0.2	57	0.2	85	0.2	93	0.2	76	0.2
	$14,892	100.0%	$10,150	100.0%	$5,791	100.0%	$4,181	100.0%	$4,433	100.0%

Investment Activities

Federally chartered savings institutions have the authority to invest in various types of liquid assets, including U.S. Treasury obligations; securities of various federal agencies; government-sponsored enterprises (“GSEs”), including callable agency securities and municipal bonds; certain certificates of deposit of insured banks and savings institutions; certain bankers’ acceptances; repurchase agreements; and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in investment grade commercial paper, corporate debt securities, and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.  As a member of the FHLB, the Bank is required to maintain a specified investment in the capital stock of the FHLB.  See “Regulation - Federal Home Loan Bank System,” “Capitol Federal Savings Bank,” and “Qualified Thrift Lender Test” for a discussion of additional restrictions on our investment activities.

The Chief Investment Officer has the primary responsibility for the management of the Bank’s investment portfolio, subject to the direction and guidance of ALCO.  The Chief Investment Officer considers various factors when making decisions, including the marketability, maturity, and tax consequences of the proposed investment.  The composition of the investment portfolio will be affected by various market conditions, including the slope of the yield curve, the level of interest rates, the impact on the Bank’s interest rate risk, the trend of net deposit flows, the volume of loan sales, the anticipated demand for funds via withdrawals, repayments of borrowings, and loan originations and purchases.

The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low, and to maximize earnings while satisfactorily managing liquidity risk, interest rate risk, reinvestment risk, and credit risk.  Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.  Cash flow projections are reviewed regularly and updated to assure that adequate liquidity is maintained.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosure about Market Risk” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

We classify securities as trading, available-for-sale (“AFS”) or held-to-maturity (“HTM”) at the date of purchase.  Securities that are purchased and held principally for resale in the near future are classified as trading securities and are reported at fair value, with unrealized gains and losses reported in the consolidated statements of income.  AFS securities are reported at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within stockholders’ equity, net of deferred income taxes.  HTM securities are reported at cost, adjusted for amortization of premium and accretion of discount.  We have both the ability and intent to hold the HTM securities to maturity.

All security purchases during fiscal year 2010 were classified as HTM.  Management is no longer classifying purchased securities as AFS due to the potential fluctuations in stockholders’ equity caused by market yield changes.  Management will continue to monitor the size of the AFS securities portfolio and will begin classifying purchased securities as AFS when appropriate.  See additional discussion regarding unrealized gain and losses on AFS securities and the impact to stockholders’ equity  in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Stockholders’ Equity”  in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

Management monitors the securities portfolio for other-than-temporary impairments on an ongoing basis and performs a formal review quarterly.  Management determines whether other-than-temporary impairment losses should be recognized for impaired securities by assessing all known facts and circumstances surrounding the securities.  If the Company intends to sell an impaired security or if it is more likely than not that the Company will be required to sell an impaired security before recovery of its amortized cost basis, an other-than-temporary impairment will be recognized and the difference between amortized cost and fair value will be recognized as a loss in earnings.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K for a full discussion of our other-than-temporary impairment policy.  At September 30, 2010, no securities had been identified as other-than-temporarily impaired.

Investment Securities.  Our investment securities portfolio consists primarily of securities issued by GSEs (primarily issued by FNMA, FHLMC, and FHLB) and taxable and non-taxable municipal bonds.  At September 30, 2010, our investment securities portfolio totaled $1.33 billion.  The portfolio consists of securities classified as either HTM or AFS.  See “Notes to Consolidated Financial Statements – Note 3 - Securities” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investment Securities”  in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

During fiscal year 2010, our investment securities portfolio increased $852.0 million from $480.7 million at September 30, 2009 to $1.33 billion at September 30, 2010.  The increase in the balance was primarily a result of purchases of $1.53 billion in short-term securities, partially offset by maturities and calls of $674.2 million.  During the first quarter of fiscal year 2010, the Bank swapped originated fixed-rate mortgage loans for MBS (“loan swap transaction”).  The $192.7 million of related MBS, at amortized cost, were sold and the proceeds were primarily invested into investment securities. The loan swap transaction was primarily undertaken for interest rate risk management purposes.  Additionally, funds for the purchase of securities came from MBS and loan principal repayments and, to a lesser extent, from an increase in retail deposits.  The purchases during fiscal year 2010 were fixed-rate and had a weighted average yield of 1.39% and a weighted average life of approximately 1.13 years, due to the majority of the securities being callable.  If market rates were to rise, the short-term nature of these securities may allow management the opportunity to reinvest the maturing funds at a higher yield. See “Notes to Consolidated Financial Statements – Note 3 - Securities” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investment Securities” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

Mortgage-Backed Securities.  Our MBS portfolio consists primarily of securities issued by GSEs (primarily issued by FNMA and FHLMC). The principal and interest payments of MBS issued by FNMA and FHLMC are collateralized by the underlying mortgage assets with principal and interest payments guaranteed by the agencies.  The underlying mortgage assets are conforming mortgages that comply with FNMA and FHLMC underwriting guidelines, as applicable, and are therefore not considered subprime.  At September 30, 2010, our MBS portfolio totaled $1.61 billion.

A small portion of the MBS portfolio consists of non-agency collateralized mortgage obligations (“CMOs”).  CMOs are special types of pass-through debt securities in which the stream of principal and interest payments on the underlying mortgages or MBS are used to create investment classes with different maturities and, in some cases, different amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics.  At September 30, 2010, we held CMOs with a carrying value of $32.8 million, none of which qualified as high risk mortgage securities as defined under OTS regulations.  Our CMOs are currently classified as either HTM or AFS.  We do not purchase residual interest bonds.

During fiscal year 2010, our MBS portfolio decreased $384.6 million from $1.99 billion at September 30, 2009, to $1.61 billion at September 30, 2010.  The decrease in the portfolio was primarily a result of principal repayments that were not reinvested in their entirety in the MBS portfolio; rather, the funds were reinvested into shorter-term investment securities.  All of the $131.4 million of MBS purchased during fiscal year 2010 were fixed-rate with a weighted average life of 3.85 years and a weighted average yield of 2.60%.  See “Notes to Consolidated Financial Statements – Note 3 - Securities” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Mortgage-Backed Securities”  in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

MBS generally yield less than the loans that underlie such securities because of the servicing fee retained by the servicer and the cost of payment guarantees or credit enhancements that reduce credit risk.  However, MBS are generally more liquid than individual mortgage loans and may be used to collateralize certain borrowings and public unit deposits of the Bank.  In general, MBS issued or guaranteed by FNMA and FHLMC are weighted at no more than 20% for risk-based capital purposes compared to the 50% risk-weighting assigned to most non-securitized mortgage loans.

When securities are purchased for a price other than par, the difference between the price paid and par is accreted to or amortized against the interest earned over the life of the security, depending on whether a discount or premium to par is paid.  Movements in interest rates affect prepayment rates which, in turn, affect the average lives of MBS and the speed at which the discount or premium is accreted to or amortized against earnings.

While MBS issued or backed by FNMA and FHLMC carry a reduced credit risk compared to whole loans, these securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of the underlying mortgage loans and so affect both the prepayment speed, and value, of the securities.  As noted above, the Bank, on some transactions, pays a premium over par value for MBS purchased.  Large premiums may cause significant negative yield adjustments due to accelerated prepayments on the underlying mortgages.

The following table sets forth the composition of our investment and MBS portfolio at the dates indicated.  Our investment securities portfolio at September 30, 2010 did not contain securities of any issuer with an aggregate book value in excess of 10% of our stockholders’ equity, excluding those issued by GSEs.

	September 30,
	2010			2009			2008
	Carrying	% of	Fair	Carrying	% of	Fair	Carrying	% of	Fair
	Value	Total	Value	Value	Total	Value	Value	Total	Value
	(Dollars in thousands)
AFS securities:
MBS	$1,004,496	94.7%	$1,004,496	$1,389,211	85.5%	$1,389,211	$1,484,055	96.7%	$1,484,055
GSE debentures	50,255	4.7	50,255	229,875	14.2	229,875	44,188	2.9	44,188
Municipal bonds	2,819	0.3	2,819	2,799	0.2	2,799	2,743	0.2	2,743
Trust preferred securities	2,796	0.3	2,796	2,110	0.1	2,110	2,655	0.2	2,655
Total AFS securities	1,060,366	100.0%	1,060,366	1,623,995	100.0%	1,623,995	1,533,641	100.0%	1,533,641

HTM securities:
MBS	603,368	32.1%	629,574	603,256	71.0%	627,829	750,284	89.0%	743,764
GSE debentures	1,208,829	64.3	1,213,270	175,394	20.7	175,929	37,397	4.4	36,769
Municipal bonds	67,957	3.6	70,610	70,526	8.3	73,000	55,376	6.6	55,442
Total HTM securities	1,880,154	100.0%	1,913,454	849,176	100.0%	876,758	843,057	100.0%	835,975

	$2,940,520		$2,973,820	$2,473,171		$2,500,753	$2,376,698		$2,369,616

The composition and maturities of the investment and MBS portfolio at September 30, 2010 are indicated in the following table by remaining contractual maturity, without consideration of call features or pre-refunding dates.  Yields on tax-exempt investments are not calculated on a taxable equivalent basis.

	1 year or less		More than 1 to 5 years		More than 5 to 10 years		Over 10 years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Fair
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value
	(Dollars in thousands)
AFS securities:
MBS	$--	--%	$--	--%	$138,563	4.95%	$865,933	4.21%	$1,004,496	4.31%	$1,004,496
GSE debentures	25,217	1.58	25,038	2.24	--	--	--	--	50,255	1.91	50,255
Municipal bonds	--	--	615	3.58	979	3.72	1,225	3.90	2,819	3.77	2,819
Trust preferred securities	--	--	--	--	--	--	2,796	1.96	2,796	1.96	2,796
Total AFS securities	25,217	1.58	25,653	2.27	139,542	4.94	869,954	4.20	1,060,366	4.19	1,060,366

HTM securities:
MBS	--	--	--	--	261,235	4.38	342,133	2.83	603,368	3.50	629,574
GSE debentures	--	--	1,183,885	1.34	24,944	2.35	--	--	1,208,829	1.36	1,213,270
Municipal bonds	4,642	2.19	20,524	2.57	32,178	3.22	10,613	3.00	67,957	2.92	70,610
Total HTM securities	4,642	2.19	1,204,409	1.36	318,357	4.10	352,746	2.84	1,880,154	2.11	1,913,454

	$29,859	1.67%	$1,230,062	1.38%	$457,899	4.36%	$1,222,700	3.81%	$2,940,520	2.86%	$2,973,820

Sources of Funds

General.  Our sources of funds are deposits, borrowings, repayment of principal and interest on loans and MBS, interest earned on and maturities and calls of investment securities, and funds generated from operations.

Deposits.  We offer a variety of retail deposit accounts having a wide range of interest rates and terms.  Our deposits consist of savings accounts, money market accounts, interest-bearing and non-interest-bearing checking accounts, and certificates of deposit.  We rely primarily upon competitive pricing policies, marketing, and customer service to attract and retain deposits.  The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition.  The variety of deposit accounts we offer has allowed us to utilize strategic pricing to obtain funds and to respond with flexibility to changes in consumer demand.  We endeavor to manage the pricing of our deposits in keeping with our asset and liability management, liquidity, and profitability objectives.  Based on our experience, we believe that our deposits are stable sources of funds.  Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been, and will continue to be, significantly affected by market conditions.

The following table sets forth our deposit flows during the periods indicated.  Included in the table are brokered and public unit deposits which totaled $193.6 million, $163.0 million, and $180.6 million at September 30, 2010, 2009, and 2008, respectively.

	Year Ended September 30,
	2010	2009	2008
	(Dollars in thousands)

Opening balance	$4,228,609	$3,923,883	$3,922,782
Deposits	7,275,590	7,021,015	7,108,677
Withdrawals	7,198,358	6,818,534	7,242,121
Interest credited	80,469	102,245	134,545

Ending balance	$4,386,310	$4,228,609	$3,923,883

Net increase	$157,701	$304,726	$1,101

The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered for the periods indicated.

	Year Ended September 30,
	2010		2009		2008
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Non-Certificates:
Checking	$482,428	11.0%	$439,975	10.4%	$400,461	10.2%
Savings	234,285	5.3	226,396	5.4	232,103	5.9
Money market	942,428	21.5	848,157	20.1	772,323	19.7

Total non-certificates	1,659,141	37.8	1,514,528	35.9	1,404,887	35.8

Certificates (by rate):
0.00 – 0.99%	193,959	4.4	78,036	1.8	114	--
1.00 – 1.99%	1,013,538	23.1	254,846	6.0	7,426	0.2
2.00 – 2.99%	777,687	17.7	971,605	23.0	413,102	10.5
3.00 – 3.99%	576,595	13.2	848,991	20.1	935,470	23.8
4.00 – 4.99%	164,763	3.8	326,087	7.7	747,612	19.1
5.00 – 5.99%	627	--	233,572	5.5	414,347	10.6
6.00 – 6.99%	--	--	944	--	925	--

Total certificates	2,727,169	62.2	2,714,081	64.1	2,518,996	64.2

	$4,386,310	100.0%	$4,228,609	100.0%	$3,923,883	100.0%

The following table sets forth the maturity and rate range of our certificate of deposit portfolio at September 30, 2010.

	Amount Due
		More than	More than
	1 year	1 year to	2 to 3	More than
	or less	2 years	years	3 years	Total
	(Dollars in thousands)

0.00 – 0.99%	$188,945	$5,014	$--	$--	$193,959
1.00 – 1.99%	784,042	191,026	33,470	5,000	1,013,538
2.00 – 2.99%	211,569	98,327	174,338	293,453	777,687
3.00 – 3.99%	198,578	276,215	75,604	26,198	576,595
4.00 – 4.99%	132,920	25,830	5,408	605	164,763
5.00 – 5.99%	627	--	--	--	627
	$1,516,681	$596,412	$288,820	$325,256	$2,727,169

Weighted Average Maturity (in years)					1.33

Weighted Average Maturity for the Retail Certificate of Deposit Portfolio (in years)					1.29

The following table sets forth the maturity information for our certificate of deposit portfolio as of September 30, 2010.

	Maturity
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)

Certificates of deposit less than $100,000	$224,613	$282,702	$523,038	$811,191	$1,841,544
Certificates of deposit of $100,000 or more	117,986	154,658	213,684	399,297	885,625
Total certificates of deposit	$342,599	$437,360	$736,722	$1,210,488	$2,727,169

The Board of Directors has authorized the utilization of brokers to obtain deposits as a source of funds.  The Bank has entered into several relationships with nationally recognized wholesale deposit brokerage firms to accept deposits from these firms.  Depending on market conditions, the Bank may use brokered deposits to fund asset growth and gather deposits that may help to manage interest rate risk.  The Bank’s policies limit the amount of brokered deposits that it may have at any time to 10% of total deposits.  The rates paid on brokered deposits plus fees are generally equivalent to rates offered by FHLB on advances and favorable to some rates paid on retail deposits.  At September 30, 2010 and 2009, the balance of brokered deposits was $83.7 million, or approximately 2% of total deposits, and $71.5 million, or approximately 2% of total deposits, respectively.

The Board of Directors also has authorized the utilization of public unit deposits as a source of funds.  The Bank’s policies limit the amount of public unit deposits that it may have at any time to 5% of total deposits.  In order to qualify to obtain such deposits, the Bank must have a branch in each county in which it collects public unit deposits, and by law, must pledge securities as collateral for all such balances in excess of the FDIC insurance limits.  At September 30, 2010 and 2009, the balance of public unit deposits was $109.9 million, or approximately 3% of total deposits and $91.5 million, or approximately 2% of total deposits, respectively.

Borrowings.  Although retail deposits are our main source of funds, we may utilize borrowings when, at the time of the borrowing, they can be invested at a positive rate spread, when we desire additional capacity to fund loan demand or when they help us meet our asset and liability management objectives.  Historically, our borrowings primarily have consisted of FHLB advances.  From time to time, we also utilize the line-of-credit that we maintain at FHLB.  During fiscal year 2008, the Bank began supplementing FHLB advances with repurchase agreements, wherein the Bank enters into agreements with selected brokers to sell securities under agreements to repurchase.  These agreements are recorded as financing transactions as the Bank maintains effective control over the transferred securities.

We may obtain FHLB advances upon the security of our blanket pledge agreement.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.  FHLB advances may be made pursuant to several different credit programs, each of which has its own interest rate, maturity, repayment, and convertible features, if any.  At September 30, 2010, we had $2.38 billion in FHLB advances.  See “Notes to Consolidated Financial Statements - Note 7” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

During fiscal year 2010, the Bank prepaid $200.0 million of fixed-rate FHLB advances with a weighted average interest rate of 4.63% and a weighted average remaining term to maturity of approximately one month.  The prepaid FHLB advances were replaced with $200.0 million of fixed-rate FHLB advances with a weighted average contractual interest rate of 3.17% and an average term of 84 months.  The Bank paid an $875 thousand prepayment penalty to the FHLB as a result of prepaying the FHLB advances.  The present value of the cash flows under the terms of the new FHLB advance was not more than 10% different from the present value of the cash flows under the terms of the prepaid FHLB advances (including the prepayment penalty) and there were no embedded conversion options in the prepaid advances or in the new FHLB advances.  The prepayment penalty effectively increased the interest rate on the new advances seven basis points at the time of the transaction.  The deferred prepayment penalty is being recognized in interest expense over the life of the new FHLB advances.

During fiscal year 2009, the Bank prepaid $875.0 million of fixed-rate FHLB advances with a weighted average interest rate of 5.65% and a weighted average remaining term to maturity of 11 months.  The prepaid FHLB advances were replaced with $875.0 million of fixed-rate FHLB advances, with a weighted average contractual interest rate of 3.41% and an average term of 69 months.  The Bank paid a $38.4 million penalty to the FHLB as a result of prepaying the FHLB advances.  The prepayment penalty was deferred and will be recognized in interest expense over the life of the new FHLB advances.  As a result, the prepayment penalty effectively increased the interest rate on the new advances 96 basis points at the time of the transaction.  The benefit of prepaying the advances in fiscal year 2009 and 2010 was an immediate decrease in interest expense, and a decrease in interest rate sensitivity, as the maturity of the refinanced advances were extended at a lower rate.

The Bank may enter into additional repurchase agreements as management deems appropriate, up to 15% of Bank assets, per Bank policy.  At September 30, 2010, repurchase agreements were $615.0 million, or 7% of total assets.  The securities underlying the agreements continue to be carried in the Bank’s securities portfolio.  At September 30, 2010, we had securities with a fair value of $709.9 million pledged as collateral.  Repurchase agreements are made at mutually agreed upon terms between counterparties and the Bank.  The use of repurchase agreements allows for the diversification of funding sources and the use of securities that were not being leveraged as collateral.  See “Notes to Consolidated Financial Statements—Note 7” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

In 2004, the Company formed Capitol Federal Financial Trust I (the “Trust”), which issued $52.0 million of variable rate cumulative trust preferred securities in a private transaction exempt from registration under the Securities Act of 1933.  The Trust used the proceeds from the sale of its trust preferred securities and from the sale of $1.6 million of its common securities to the Company to purchase $53.6 million of Junior Subordinated Deferrable Interest Debentures (the “Debentures”) which are the sole assets of the Trust.  See “Notes to Consolidated Financial Statements—Note 7” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

Interest on the Debentures is due quarterly in January, April, July and October until the maturity date of April 7, 2034.  The interest rate on the Debentures, which is identical to the distribution rate paid on the Trust securities and resets at each interest payment, is based upon the three month LIBOR rate plus 275 basis points.  Principal is due at maturity.  The Company was able to prepay the Debentures at a premium until April 2009, at which point the borrowings became redeemable at par.  Redemption of the Debentures by the Company will result in redemption of a like amount of trust preferred securities by the Trust.  There are certain covenants that the Company is required to comply with regarding the Debentures.  These covenants include a prohibition on cash dividends in the event of default or deferral of interest on the Debentures, annual certifications to the Trust and other covenants related to the payment of interest and principal and maintenance of the Trust.  The Company was in compliance with all the covenants at September 30, 2010.  The Company intends to complete the Plan of Conversion and Reorganization and will pay off the Debentures with proceeds from the stock offering.

The following table sets forth certain information relating to each category of borrowings for which the average short-term balance outstanding during the period was more than 29% of stockholders’ equity at the end of the period.  The maximum balance, average balance, and weighted average interest rate during fiscal year 2010, 2009, and 2008 reflect all borrowings that were scheduled to mature within one year at any month-end during fiscal year 2010, 2009, and 2008. For the period ended September 30, 2008, there were no repurchase agreements scheduled to mature within one year.

	At or for the Year Ended September 30,
	2010	2009	2008
	(Dollars in thousands)
FHLB Advances:
Balance at end of year	$276,000	$350,000	$620,000
Maximum balance outstanding at any month-
end during fiscal year	550,000	795,000	925,000
Average balance	423,000	396,250	742,500
Weighted average interest rate during the year	4.62%	4.54%	4.31%
Weighted average interest rate at end of year	4.87%	4.49%	4.27%

Repurchase Agreements:
Balance at end of year	$200,000	$45,000	$--
Maximum balance outstanding at any month-
end during fiscal year	225,000	45,000	--
Average balance	158,750	11,250	--
Weighted average interest rate during the year	3.68%	3.05%	--
Weighted average interest rate at end of year	3.79%	3.05%	--

Subsidiary and Other Activities

As a federally chartered savings bank, we are permitted by OTS regulations to invest up to 2% of our Bank assets, or $169.9 million at September 30, 2010, in the stock of, or as unsecured loans to, service corporation subsidiaries.  We may invest an additional 1% of our assets, or $85.0 million at September 30, 2010, in service corporations where such additional funds are used for inner-city or community development purposes.  At September 30, 2010, the Bank had one subsidiary, Capitol Funds, Inc.  At September 30, 2010, Capitol Funds, Inc. had a capital balance of $5.9 million.  Capitol Funds, Inc. has a wholly owned subsidiary, Capitol Federal Mortgage Reinsurance Company (“CFMRC”).  CFMRC serves as a reinsurance company for the PMI companies the Bank uses in its normal course of operations.  CFMRC provides mortgage reinsurance on certain one- to four-family loans in the Bank’s portfolio.  During fiscal year 2009, three of the four mortgage insurance companies that CFMRC does business with stopped writing new business.  The one remaining mortgage insurance company stopped writing new business in January 2010.  During fiscal year 2010, Capitol Funds, Inc. reported consolidated net income of $416 thousand which included net income of $422 thousand from CFMRC.

REGULATION AND SUPERVISION

Set forth below is a description of certain laws and regulations that are applicable to MHC, Capitol Federal Financial and the Bank.  All material information regarding these laws and regulations has been provided.

General

On July 21, 2010, the President of the United States signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. See additional information regarding the Dodd-Frank Act under the heading “Risk Factors – Passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act will increase our operational and compliance costs.”

The OTS has extensive enforcement authority over all savings associations and their holding companies, including the Bank and Capitol Federal Financial.  This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.  Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required by law.

Capitol Federal Savings Bank MHC

MHC is a federal mutual holding company within the meaning of Section 10(o) of the Home Owners’ Loan Act (“HOLA”). As such, MHC is required to register with and be subject to examination and supervision of the OTS as well as certain reporting requirements. In addition, the OTS has enforcement authority over MHC and its non-savings institution subsidiaries, if any. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of the Bank.

A mutual holding company is permitted to, among other things:
•	invest in the stock of a savings institution;
•	acquire a mutual institution through the merger of such institution into a savings institution subsidiary of such mutual holding company;
•	merge with or acquire another mutual holding company of a savings institution;
•	acquire non-controlling amounts of the stock of savings institutions and savings institution holding companies, subject to certain restrictions;
•
invest in a corporation, the capital stock of which is available for purchase by a savings institution under Federal law or under the law of any state where a subsidiary savings institution has its home office;

•	furnish or perform management services for a savings institution subsidiary of such company;
•	hold, manage or liquidate assets owned or acquired from a savings institution subsidiary of such company;
•	hold or manage properties used or occupied by a savings institution subsidiary of such company; and
•	act as a trustee under deed or trust.

In addition, a mutual holding company may engage in the activities of a multiple savings and loan holding company, which are permissible by statute, and the activities of financial holding companies under the Bank Holding Company Act of 1956, as amended, subject to prior approval by the OTS.

Capitol Federal Financial

The purpose and powers of the Company are to pursue any or all of the lawful objectives of a federal mutual holding company and to exercise any of the powers accorded to a mutual holding company.

If the Bank fails the Qualified Thrift Lender test, within one year of such failure MHC and the Company must register as, and will become subject to, the restrictions applicable to bank holding companies, unless the Bank requalifies within one year.  The activities authorized for a bank holding company are more limited than are the activities authorized for a savings and loan holding company. If the Bank fails the test a second time, MHC and the Company must immediately register as, and become subject to, the restrictions applicable to a bank holding company. See "Qualified Thrift Lender Test."

MHC and the Company must obtain approval from the OTS before acquiring control of any other savings institution. Interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing institution.

Capitol Federal Savings Bank

The Bank, as a federally chartered savings bank, is subject to regulation and oversight by the OTS extending to all aspects of its operations.  This regulation of the Bank is intended for the protection of depositors and not for the purpose of protecting stockholders.  The Bank is required to maintain minimum levels of regulatory capital and is subject to some limitations on the payment of dividends to the Company.  The Bank also is subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law.

Office of Thrift Supervision

The investment and lending authority of the Bank is prescribed by federal laws and regulations and the Bank is prohibited from engaging in any activities not permitted by such laws and regulations.

As a federally chartered savings bank, the Bank is required to meet a qualified thrift lender test.  This test requires the Bank to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, the Bank may maintain 60% of its assets in those assets specified in Section 7701(a) (19) of the Internal Revenue Code.  Under either test, the Bank is required to maintain a significant portion of its assets in residential housing related loans and investments.  Any institution that fails to meet the qualified thrift lender test must, within one year, either become a bank or be subject to certain restrictions on its operations, unless within the year it meets the test, and thereafter remains a qualified thrift lender.  An institution that fails the test a second time must immediately convert to a bank or be subjected to the restrictions.  Any holding company of an institution that fails the test and does not re-qualify within a year must become a bank holding company.  If such an institution has not converted to a bank within three years after it failed the test, it must divest all investments and cease all activities not permissible for both a national bank and a savings association.  As of September 30, 2010, the Bank met the qualified thrift lender test.

The Bank is subject to a 35% of total assets limit on consumer loans, commercial paper and corporate debt securities, and a 20% limit on commercial non-mortgage loans.  At September 30, 2010, the Bank had 0.09% of its assets in non-real estate consumer loans, commercial paper and corporate debt securities and 0% of its assets in commercial non-mortgage loans.

Our relationship with our depositors and borrowers is regulated to a great extent by federal laws and regulations, especially in such matters as the ownership of savings accounts and the form and content of our mortgage requirements.  In addition, the branching authority of the Bank is regulated by the OTS.  The Bank is generally authorized to branch nationwide.

The Bank is subject to a statutory lending limit on aggregate loans to one person or a group of persons combined because of certain common interests.  That limit is equal to 15% of our unimpaired capital and surplus, except that for loans fully secured by readily marketable collateral, the limit is increased to 25%.  At September 30, 2010, the Bank's lending limit under this restriction was $125.3 million.  We have no loans or loan relationships in excess of our lending limit.

We are subject to periodic examinations by the OTS.  During these examinations, the examiners may require the Bank to provide for higher general or specific loan loss reserves, which can impact our capital and earnings.  As a federally chartered savings bank, the Bank is subject to a semi-annual assessment, based upon its total assets, to fund the operations of the OTS.

The OTS has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits.  Any institution regulated by the OTS that fails to comply with these standards must submit a compliance plan.

Insurance of Accounts and Regulation by the FDIC

The DIF of the FDIC insures deposit accounts in the Bank. The FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for one of four risk categories applied to its deposits, subject to certain adjustments.  Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors.  Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I.  Risk Categories II, III and IV present progressively greater risks to the DIF.  Under the FDIC’s risk-based assessment rules, effective April 1, 2009, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and are 22 basis points for Risk Category II, 32 basis points for Risk Category III and 45 basis points for Risk Category IV.  Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III and 40 to 77.5 basis points for Risk Category IV.

In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC imposed a special assessment of 5 basis points on the amount of each depository institution’s assets reduced by the amount of its Tier 1 capital (not to exceed 10 basis points of its assessment base for regular quarterly premiums) as of June 30, 2009, which was collected on September 30, 2009.

As a result of a decline in the reserve ratio (the ratio of the net worth of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of calendar year 2009 and all quarters through the end of calendar year 2012 (in addition to the regular quarterly assessment for the third quarter of calendar year 2009 due on December 30, 2009).  The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance.  For purposes of calculating the prepaid amount, assessments are measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of three basis points effective January 1, 2011, and are based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at an annual rate of 5%.  If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash, or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 13, 2013, as applicable.  Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future.

In October 2008, the FDIC introduced the Temporary Liquidity Guarantee Program (“TLGP”), a program designed to improve the functioning of the credit markets and to strengthen capital in the financial system during this period of economic distress.  The TLGP has two components: 1) a debt guarantee program, guaranteeing newly issued senior unsecured debt, and 2) a transaction account guarantee program, providing a full guarantee of non-interest-bearing deposit transaction accounts, Negotiable Order of Withdrawal (or NOW) accounts paying less than 0.25% annual interest, and interest on lawyers trust accounts, regardless of the amount.  The Bank has not issued any debt under this program.  The Bank is presently participating in the transaction account guarantee program during the extension period ending December 31, 2010.  The fees for this program range from 15-25 basis points (annualized), depending on the institution’s risk category for deposit insurance assessment purposes, assessed on amounts in covered accounts exceeding $250 thousand.

Transactions with Affiliates

Transactions between the Bank and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates, and certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the Bank's capital, and may require eligible collateral in specified amounts.  In addition, the Bank may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates.

Regulatory Capital Requirements

The Bank is required to maintain specified levels of regulatory capital under regulations of the OTS.  OTS regulations state that to be adequately capitalized, an institution must have a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a total risk-based capital ratio of at least 8.0%.  To be well capitalized, an institution must have a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

The term leverage ratio means the ratio of Tier 1 (core) capital to adjusted total assets.  The term Tier 1 risk-based capital ratio means the ratio of Tier 1 capital to risk-weighted assets.  The term total risk-based capital ratio means the ratio of total capital to risk-weighted assets.

The term Tier 1 (core) capital generally consists of common stockholders’ equity and retained earnings and certain noncumulative perpetual preferred stock and related earnings, excluding most intangible assets.  At September 30, 2010, the Bank had $484 thousand of disallowed servicing assets, which were deducted from Tier 1 (core) capital, and $31.9 million of accumulated gains on AFS securities, net of deferred taxes, which were subtracted from Tier 1 (core) capital.

Total capital consists of the sum of an institution’s Tier 1 (core) capital and the amount of its Tier 2 capital up to the amount of its Tier 1 (core) capital.  Tier 2 capital consists generally of certain cumulative and other perpetual preferred stock, certain subordinated debt and other maturing capital instruments, the amount of the institution’s allowance for loan and lease losses up to 1.25% of risk-weighted assets and certain unrealized gains on equity securities.  At September 30, 2010, the Bank had $10.6 million of allowances for loan losses, which was less than 1.25% of risk-weighted assets.

Adjusted total assets consist of total assets per the OTS Thrift Financial Report (“TFR”) less such items as disallowed servicing assets and accumulated gains/losses on AFS securities. At September 30, 2010, the Bank had $484 thousand of disallowed servicing assets and $51.2 million of accumulated gains on AFS securities which were subtracted from TFR total assets of $8.50 billion to arrive at adjusted total assets of $8.44 billion.

Risk-weighted assets are determined under the OTS capital regulations, which assign to every asset, including certain off-balance sheet items, a risk weight generally ranging from 0% to 100% based on the inherent risk of the asset.  The OTS is authorized to require the Bank to maintain an additional amount of total capital to account for concentrations of credit risk, levels of interest rate risk, equity investments in non-financial companies and the risks of non-traditional activities.  Institutions that are not well capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits.  At September 30, 2010, the Bank had Tier 1 (core) capital of $824.8 million, total risk-based capital of $835.3 million, adjusted total assets of $8.44 billion, and risk-weighted assets of $3.51 billion.  At September 30, 2010, the Bank had a tangible equity to tangible assets ratio of 9.8%, a Tier 1 (core) capital to adjusted total assets ratio of 9.8%, a Tier 1 (core) capital to risk-weighted assets ratio of 23.5%, a total risk-based capital to risk-weighted assets ratio of 23.8%.  At September 30, 2010, the Bank was considered a well-capitalized institution under OTS regulations.  Regulatory capital is discussed further in “Notes to Consolidated Financial Statements - Note 13” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

The Federal Deposit Insurance Corporation Improvement Act  requires that the OTS and other federal banking agencies revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account interest rate risk, concentration of risk, and the risks of non-traditional activities. The OTS regulations do not include a specific interest rate risk component of the risk-based capital requirement.  However, the OTS monitors the interest rate risk of individual institutions through a variety of means, including an analysis of the change in net portfolio value (“NPV”).  NPV is defined as the net present value of the expected future cash flows of an entity’s assets and liabilities and, therefore, hypothetically represents the value of an institution’s net worth.  The OTS has also used this NPV analysis as part of its evaluation of certain applications or notices submitted by thrift institutions. In addition, OTS Thrift Bulletin 13a provides guidance on the management of interest rate risk and the responsibility of boards of directors in that area.  The OTS, through its general oversight of the safety and soundness of savings associations, retains the right to impose minimum capital requirements on individual institutions to the extent the institution is not in compliance with certain written guidelines established by the OTS regarding NPV analysis.  The OTS has not imposed any such requirements on the Bank.

The OTS is authorized and, under certain circumstances, required to take certain actions against savings banks that fail to meet the minimum ratios for an adequately capitalized institution.  Any such institution must submit a capital restoration plan and, until such plan is approved by the OTS, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.  The OTS is authorized to impose the additional restrictions on institutions that are less than adequately capitalized.

OTS regulations state that any institution that fails to comply with its capital plan or has Tier 1 risk-based or core capital ratios of less than 3.0% or a total risk-based capital ratio of less than 6.0% is considered significantly undercapitalized and must be made subject to one or more additional specified actions and operating restrictions that may cover all aspects of its operations and may include a forced merger or acquisition of the institution.  An institution with tangible equity to total assets of less than 2.0% is critically undercapitalized and becomes subject to further mandatory restrictions on its operations.  The OTS generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.  The imposition by the OTS of any of these measures on the Bank may have a substantial adverse effect on its operations and profitability.  In general, the FDIC must be appointed receiver for a critically undercapitalized institution whose capital is not restored within the time provided.  When the FDIC as receiver liquidates an institution, the claims of depositors and the FDIC as their successor (for deposits covered by FDIC insurance) have priority over other unsecured claims against the institution.

Community Reinvestment and Consumer Protection Laws

In connection with its lending activities, the Bank is subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population.  These include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the Community Reinvestment Act (“CRA”).  In addition, federal banking regulators, pursuant to the Gramm-Leach-Bliley Act, have enacted regulations limiting the ability of banks and other financial institutions to disclose nonpublic consumer information to non-affiliated third parties.  The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated parties.

The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low and moderate income neighborhoods.  Under the CRA, institutions are assigned a rating of outstanding, satisfactory, needs to improve, or substantial non-compliance.  The Bank received a satisfactory rating in its most recent CRA evaluation.

Bank Secrecy Act /Anti-Money Laundering Laws

The Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001.  These laws and regulations require the Bank to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their customers.  Violations of these requirements can result in substantial civil and criminal sanctions.  In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing mergers and acquisitions.

Limitations on Dividends and Other Capital Distributions

The OTS regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

Generally under OTS regulations, savings institutions, such as the Bank, may make capital distributions during any calendar year equal to earnings of the previous two calendar years and current year-to-date earnings.  It is generally required under OTS regulations that the Bank remain well-capitalized before and after the proposed distribution.  However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS.  Savings institutions proposing to make any capital distribution within these limits need only submit written notice to the OTS 30 days prior to such distribution.  The OTS may object to the distribution during that 30-day period based on safety and soundness concerns.  Savings institutions that desire to make a larger capital distribution, or are under special restrictions, or are not, or would not be, well-capitalized following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution.  See “Regulatory Capital Requirements.”

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company and the waiver of dividends by MHC.  At September 30, 2010, the Bank was in compliance with the OTS safe harbor regulations.  OTS regulations also require MHC to notify the OTS of any proposed waiver of its right to receive dividends.  During fiscal year 2010, MHC requested and received permission from the OTS to waive dividends for each quarter, through September 30, 2010.  So long as the Bank continues to remain “well capitalized” after each capital distribution, operate in a safe and sound manner, provide the OTS with updated capital levels, and non-performing asset balances and allowance for loan loss information as requested, and comply with the interest rate risk management guidelines of the OTS, it is management’s belief that the OTS will continue to allow the Bank to distribute its net income to the Company, although no assurance can be given in this regard.

Federal Securities Law

The common stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended.  The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934.

The Company stock held by persons who are affiliates of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions.  Affiliates are generally considered to be officers, directors and principal stockholders.  If the Company meets specified current public information requirements, each affiliate of the Company will be able to sell in the public market, without registration, a limited number of shares in any three-month period.

Sarbanes-Oxley impacts all companies with securities registered under the Securities Exchange Act of 1934, including the Company.  Sarbanes-Oxley created new requirements in the areas of corporate governance and financial disclosure including, among other things:

•	increased responsibility for Chief Executive Officers and Chief Financial Officers with respect to the content of filings with the SEC;
•	enhanced requirements for audit committees, including independence and disclosure of expertise;
•	enhanced requirements for auditor independence and the types of non-audit services that auditors can provide;
•	enhanced requirements for controls and procedures;
•	accelerated filing requirements for SEC reports;
•	disclosure of a code of ethics; and
•	increased disclosure and reporting obligations for companies, their directors and their executive officers.

Certifications of the Chief Executive Officer and the Chief Financial Officer as required by Sarbanes-Oxley and the resulting SEC rules can be found in the “Exhibits” section of this Form 10-K.

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts.  At September 30, 2010, the Bank was in compliance with these reserve requirements.  The Bank is authorized to borrow from the Federal Reserve Bank “discount window.” Under the administration of the discount window revised January 9, 2003, an eligible institution need not exhaust other sources of funds before coming to the discount window, nor are there restrictions on the purposes for which the borrower can use primary credit.  At September 30, 2010, the Bank had no borrowings from the discount window.

Federal Home Loan Bank System

The Bank is a member of FHLB Topeka, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of financial institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region and is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of FHLB, which are subject to the oversight of the Federal Housing Finance Agency.

As a member, the Bank is required to purchase and maintain stock in FHLB.  The minimum required FHLB stock amount is 5% of the Bank’s FHLB advances and outstanding balance on the FHLB line of credit, and 2% of the outstanding principal of loans sold into the Mortgage Partnership Finance ("MPF") program.  For the year ended September 30, 2010, the Bank had a balance of $120.9 million in FHLB stock, which was in compliance with this requirement.  In past years, the Bank has received dividends on its FHLB stock, although no assurance can be given that these dividends will continue.  The average yield on FHLB stock was 2.96% for fiscal year 2010.  For the year ended September 30, 2010, dividends paid by FHLB to the Bank totaled $4.0 million, which were primarily stock dividends.

Under federal law, FHLBs are required to provide funds for the resolution of troubled financial institutions and for community investment and low- and moderate-income housing.  These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future.  A reduction in value of the Bank’s FHLB stock may result in a corresponding reduction in the Bank’s capital.

Federal Savings and Loan Holding Company Regulation

MHC and the Company are unitary savings and loan holding companies within the meaning of the HOLA.  As such, MHC and the Company are registered with the OTS and are subject to the OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over MHC, the Company and the Bank. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the Bank.

The HOLA prohibits a savings and loan holding company (directly or indirectly, or through one or more subsidiaries) from acquiring another savings association or holding company thereof without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not federally insured.  In evaluating applications by holding companies to acquire savings associations, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

TAXATION
Federal Taxation

General.  The Company and the Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Neither the Company nor the Bank has been subject to an IRS audit during the past five years.

Method of Accounting.  For federal income tax purposes, the Bank currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on September 30 for filing its federal income tax return.

Minimum Tax.  The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income.  The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of the regular tax.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  Except in fiscal year 2007, during the last five years the Bank has not been subject to the alternative minimum tax.

Net Operating Loss Carryovers.  A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  This provision applies to losses incurred in taxable years beginning after August 6, 1997.  In 2009, Internal Revenue Code Section 172(b)(1) was amended to allow businesses to carry back losses incurred in 2008 and 2009 for up to five years to offset 50% of the available income from the fifth year and 100% of the available income for the other four years.

State Taxation

The earnings/losses of MHC, Capitol Federal Financial, Capitol Federal Financial Inc. and Capitol Funds, Inc. are combined for purposes of filing a consolidated Kansas corporate tax return.  The Kansas corporate tax rate is 4.0%, plus a surcharge of 3.05% on earnings greater than $50 thousand.

The Bank files a Kansas privilege tax return.  For Kansas privilege tax purposes, for taxable years beginning after 1997, the minimum tax rate is 4.5% of earnings, which is calculated based on federal taxable income, subject to certain adjustments.  The Bank has not received notification from the state of any potential tax liability for any years still subject to audit.

Employees

At September 30, 2010, we had a total of 753 employees, including 153 part-time employees.  The full-time equivalent of our total employees at September 30, 2010 was 684.  Our employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

Executive Officers of the Registrant

John B. Dicus. Age 49 years.  Mr. Dicus is Chairman of the Board of Directors, Chief Executive Officer, and President of the Bank and the Company.  He has served as Chairman since January, 2009 and Chief Executive Officer since January, 2003.  He has served as President of the Bank since 1996 and of the Company since its inception in March 1999.  Prior to accepting the responsibilities of CEO, he served as Chief Operating Officer of the Bank and the Company.  Prior to that, he served as the Executive Vice President of Corporate Services for the Bank for four years.  He has been with the Bank in various other positions since 1985.

Larry K. Brubaker.  Age 63 years.  Mr. Brubaker has been employed with the Bank since 1971 and currently serves as Executive Vice President for Corporate Services, a position he has held since 1997.  Prior to that, he was employed by the Bank as the Eastern Region Manager for seven years.

R. Joe Aleshire. Age 63 years. Mr. Aleshire has been employed with the Bank since 1973 and currently serves as Executive Vice President for Retail Operations, a position he has held since 1997.  Prior to that, he was employed by the Bank as the Wichita Area Manager for 17 years.

Kent G. Townsend. Age 49 years. Mr. Townsend serves as Executive Vice President and Chief Financial Officer of the Bank, its subsidiaries, and the Company.  Mr. Townsend also serves as Treasurer for Capitol Funds, Inc. and CFMRC, subsidiaries of the Bank.  Mr. Townsend was promoted to Executive Vice President, Chief Financial Officer and Treasurer on September 1, 2005.  Prior to that, he served as Senior Vice President, a position he held since April 1999, and Controller of the Company, a position he held since March 1999.  He has served in similar positions with the Bank since September 1995.  He served as the Financial Planning and Analysis Officer with the Bank for three years and other financial related positions since joining the Bank in 1984.

Rick C. Jackson.  Age 45 years.  Mr. Jackson currently serves as Executive Vice President, Chief Lending Officer and Community Development Director of Capitol Federal Savings Bank.  He also serves as the President of Capitol Funds, Inc., a subsidiary of Capitol Federal Savings Bank and President of CFMRC.  He has been with Capitol Federal Savings Bank since 1993 and has held the position of Community Development Director since that time.  He has held the position of Chief Lending Officer since February 2010.

Tara D. Van Houweling.  Age 37 years.  Ms. Van Houweling has been employed with the Bank and Company since May 2003 and currently serves as First Vice President, Principal Accounting Officer and Reporting Director.  She has held the position of Reporting Director since May 2003.

Item 1A.  Risk Factors

The following is a summary of risk factors relating to the operations of the Bank and the Company.  These risk factors are not necessarily presented in order of significance.

The United States economy remains weak and unemployment levels are high.  A prolonged economic downturn, especially one affecting our geographic market area, will adversely affect our business and financial results.
We are particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past two years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions such as the Bank.

The Bank’s net loan charge-offs during the fiscal years 2010, 2009 and 2008 were $4.0 million, $2.0 million and $441 thousand respectively.  Historically, the Bank’s net loan charge-offs have been low due to the low level of non-performing loans and the amount of equity in the properties collateralizing the related loans.  During fiscal years 2010 and 2009, the Bank recorded a provision for loan losses of $8.9 million and $6.4 million, respectively, compared to $2.1 million in fiscal year 2008.  The increases in the provision for loan losses and net loan charge-offs were directly related to the increases in delinquent loans, non-performing loans, and losses on foreclosed property transactions, which were primarily a result of the decline in home prices and lingering negative economic conditions.  The overall amount of the provision for loan losses and net loan charge-offs has not been significant to date because of the Bank’s traditional underwriting standards and the relative economic stability of the geographic areas in our primary lending areas.

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

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the local economy.  We are currently one of the largest mortgage loan originators in the state of Kansas.  Approximately 75% of our loan portfolio is comprised of loans secured by property located in Kansas, and approximately 15% is comprised of loans secured by property located in Missouri.  This makes us vulnerable to a downturn in the local economy and real estate markets.  Adverse conditions in the local economy such as inflation, unemployment, recession or other factors beyond our control could impact the ability of our borrowers to repay their loans, which could impact our net interest income.  Decreases in local real estate values could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure.  Currently there is not a single employer or industry in the area on which the majority of our customers are dependent.  For additional information on the local economy, see “Item 1. Business – Market Area and Competition.”

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.  Our borrowers may not repay their loans according to the terms of the loans, and, as a result of the declines in home prices, the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance.  We may experience significant loan losses, which could have a material adverse effect on our operating results.  When determining the amount of the ALLL, we make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the ALLL, we rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors.  If our assumptions prove to be incorrect, our ALLL may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance which is maintained through provisions for loan losses.  Material additions to our allowance would materially decrease our net income.

Our policies currently require that we maintain a higher ALLL on loans we purchase from nationwide lenders as compared to the ALLL maintained on those we originate.  To the extent we increase our portfolio of purchased loans from nationwide lenders if our stock offering is completed, our ALLL will likely increase, through a provision for loan losses, which will have an adverse effect on net income.

Our ALLL at September 30, 2010, 2009 and 2008 was $14.9 million, $10.2 million and $5.8 million, respectively.  The increase in our ALLL has primarily been a result of a decline in the performance of some of our mortgage loans due to lingering negative economic conditions and the related collateral values not being sufficient to pay the outstanding loan balance due to the decline in home values.  The Bank’s non-performing loans at September 30, 2010, 2009 and 2008 were $32.0 million, $30.9 million and $13.7 million, respectively.  Non-performing loans as a percentage of total loans at September 30, 2010, 2009 and 2008 was 0.62%, 0.55% and 0.26%, respectively.

Changes in interest rates could have an adverse impact on our results of operations and financial condition.  Our results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, MBS, and investment securities, and the interest paid on deposits and borrowings.  Changes in interest rates could have an adverse impact on our results of operations and financial condition because the majority of our interest-earning assets are long-term, fixed-rate loans, while the majority of our interest-bearing liabilities are shorter term, and therefore subject to a greater degree of interest rate fluctuation.  This type of risk is known as interest rate risk, and is affected by prevailing economic and competitive conditions.

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

Changes in interest rates can also have an adverse effect on our financial condition, as our AFS securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates.  We increase or decrease our stockholders’ equity, specifically accumulated other comprehensive income (loss), by the amount of change in the estimated fair value of the AFS securities, net of deferred taxes.  Decreases in the fair value of AFS securities would, therefore, adversely impact our stockholders’ equity. The balance of accumulated other comprehensive income (loss) at September 30, 2010, 2009 and 2008 was $31.9 million, $33.9 million and $(6.0) million, respectively.

Changes in interest rates, as they relate to customers, can also have an adverse impact on our financial condition and results of operations.  In times of rising interest rates, default risk may increase among customers with ARM loans as the rates on their loans adjust upward and their payments increase.  Rising interest rate environments also entice customers with ARM loans to refinance into fixed-rate loans further exposing the Bank to additional interest rate risk.  If the loan is refinanced externally, we could be unable to reinvest cash received from the resulting prepayments at rates comparable to existing loans, which subjects us to reinvestment risk.  In decreasing interest rate environments, payments received will likely be invested at the prevailing (decreased) market rate.  An influx of prepayments can result in an excess of liquidity, which could impact our net interest income if profitable reinvestment opportunities are not immediately available.  Prepayment rates are based on demographics, local economic factors, and seasonality, with the main factors affecting prepayment rates being prevailing interest rates and competition.  Fluctuations in interest rates also affect customer demand for deposit products.  Local competition for deposit dollars could affect our ability to attract deposits, or could result in us paying more for deposits.

The Bank’s one-year cumulative excess of interest-earning assets over interest-bearing liabilities as a percentage of assets at September 30, 2010 was 21.06% which signifies a positive gap position, meaning we have more interest-earning assets expected to reprice over the next 12 months than interest-bearing liabilities.  In a rising rate environment, a positive gap position would tend to result in an increase in our net interest income.  In a decreasing rate environment, a positive gap position would tend to result in a decrease in our net interest income.  For additional information about interest rate risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

Our strategies to modify our interest rate risk profile may be difficult to implement.  Our asset management strategies are designed to decrease our interest rate risk sensitivity.  One such strategy is increasing the amount of adjustable-rate and/or short-term assets.  We offer ARM loan products and work with correspondent lenders to purchase ARM loans as a means to achieve this strategy.  However, lower interest rates would generally create a decrease in borrower demand for adjustable-rate assets, and there is no guarantee that any adjustable-rate assets obtained will not prepay.  Conventional mortgage loans may be sold on a bulk basis for portfolio restructuring or on a flow basis as loans are originated, which also subjects us to pricing risk in the secondary market.  Additionally, we attempt to invest in shorter-term assets in the investment portfolio as a way to reduce our interest rate sensitivity.

We are also managing our liabilities to moderate our interest rate risk sensitivity.  We are using our maturing FHLB advances and repurchase agreements to mitigate the impact of the customer demand for long-term fixed-rate mortgages in our local markets by lengthening the maturities of these advances and repurchase agreements, depending on the liquidity or investment opportunities at the time we undertake additional FHLB advances or repurchase agreements.  In fiscal year 2010 and 2009, we refinanced $200.0 million and $875.0 million, respectively, of FHLB advances to decrease the interest rate and extend the maturities of the advances.  FHLB advances and repurchase agreements will be entered into as liquidity is needed or to fund the purchase of assets that provide for spreads at levels acceptable to management.

If we are unable to originate or purchase adjustable-rate assets at favorable rates or fund loan originations or securities purchases with long-term funding, we may have difficulty executing this asset management strategy and/or it may result in a reduction in profitability.

We may have unanticipated credit risk in our investment and MBS portfolio.  At September 30, 2010, $2.94 billion, or approximately 35% of our assets, consisted of investment and MBS securities, most of which were issued by, or have principal and interest payments guaranteed by FNMA or FHLMC.

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

Passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act will increase our operational and compliance costs.  The Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  The Bank’s primary federal regulator, the OTS, will be eliminated and existing federal thrifts will be subject to regulation and supervision by the Office of the Comptroller of the Currency, which supervises and regulates all national banks.  Existing savings and loan holding companies will be subject to regulation and supervision by the Federal Reserve Board.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies are given significant discretion in drafting the rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws.  The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets.  Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators.  The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.  The Company intends to complete the Plan of Conversion and Reorganization and may have assets in excess of $10 billion at some point after completing the conversion and reorganization.

The Dodd-Frank Act requires minimum leverage (Tier 1) and risk-based capital requirements for savings and loan holding companies (effective in five years) and bank holding companies that are no less stringent than those applicable to banks, which will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in the Bank, and will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities.

A provision of the Dodd-Frank Act, which will become effective one year after enactment, eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts.  Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC deposit insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250 thousand per depositor, retroactive to January 1, 2008, and non-interest-bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  The legislation also increases the required minimum reserve ratio for the DIF, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

 The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks.  However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

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

In response to the financial crisis, Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the FDIC has taken actions to increase insurance coverage on deposit accounts.  In addition, there have been proposals made by members of Congress and others that would reduce the amount delinquent borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral.  A number of the largest mortgage lenders in the United States have voluntarily suspended all foreclosures due to document verification deficiencies.

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

Higher Federal Deposit Insurance Corporation insurance premiums and special assessments will adversely affect our earnings.  In 2009, the FDIC levied a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  We recorded an expense of $3.8 million during the quarter ended June 30, 2009, to reflect the special assessment.  In addition, the FDIC increased the base assessment rate by seven basis points effective January 1, 2009, and effective April 1, 2009, included additional factors to be used in calculating a financial institution’s total assessment rate.  This has resulted in our annual assessment rate increasing from five basis points prior to January 1, 2009 to a current rate of approximately 16 basis points and, therefore, our FDIC insurance premium expense increased compared to prior periods.

The FDIC also required all insured institutions to prepay their estimated assessments for the fourth quarter of calendar year 2009, and for all of calendar years 2010, 2011 and 2012.  This pre-payment was due on December 30, 2009.  The assessment rate for the fourth quarter of calendar year 2009 and for calendar year 2010 was based on each institution’s total base assessment rate for the third quarter of calendar year 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire calendar year third quarter, and the assessment rate for calendar years 2011 and 2012 was calculated as the modified third quarter assessment rate plus an additional three basis points.  In addition, every institution’s assessment base for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of calendar year 2012.  We recorded the pre-payment as a prepaid expense, which will be amortized to expense based upon actual balances insured.  Our prepayment amount for calendar years 2010, 2011 and 2012 was $25.7 million.  Future increases in our assessment rate or special assessments would decrease our earnings.

The Company’s ability to pay dividends is subject to the ability of the Bank to make capital distributions to the Company and the waiver of dividends by MHC.  The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company, and also on the availability of cash at the holding company level in the event earnings are not sufficient to pay dividends according to the cash dividend payout policy.  Under OTS safe harbor regulations, the Bank may distribute to the Company capital not exceeding net income for the current calendar year and the prior two calendar years.  At September 30, 2010, the Bank was in compliance with the OTS safe harbor regulations.  Currently, the Bank has authorization from the OTS to distribute capital from the Bank to the Company through the quarter ending December 31, 2010.

At September 30, 2010, MHC owned 71% of the Company’s outstanding stock.  MHC waives its right to dividends on the shares that it owns, which means the amount of dividends paid to public stockholders is significantly higher than it would be if MHC accepted dividends.  MHC is not required to waive dividends, but the Company expects this practice to continue.  As such, MHC is required to obtain a waiver from the OTS allowing it to waive its right to dividends.  The current waiver is effective through December 31, 2010.  It is expected that MHC will continue to waive future dividends, except to the extent dividends are needed to fund MHC’s continuing operations, subject to the following.

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

Our stock value may be negatively affected by our corporate structure as an MHC, which may impede takeovers.   MHC, as the majority stockholder of the Company, is able to control the outcome of virtually all matters presented to stockholders for their approval, including a proposal to acquire the Company.  Accordingly, MHC may prevent the sale of control or merger of the Company or its subsidiaries even if such a transaction were favored by a majority of the public stockholders of the Company, which may have a negative impact on the Company’s stock price.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.                      Properties

At September 30, 2010, we had 35 traditional branch offices and 11 in-store branch offices.  The Bank owns the office building and related land in which its home office and executive offices are located, and 25 of its other branch offices.  The Bank owns the buildings for three of its branch offices and leases the related land.  The remaining 17 branch offices, including 11 in-store locations, were leased.

For additional information regarding our lease obligations, see “Notes to Consolidated Financial Statements - Note 5” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

The Bank has opened three new branches in our Kansas City market area and a new branch in the Wichita market area since the beginning of fiscal year 2010.  We added three branches in our Kansas City and Wichita markets in fiscal year 2009.

Management believes that our current facilities are adequate to meet our present and immediately foreseeable needs.  However, we will continue to monitor customer growth and expand our branching network, if necessary, to serve our customers’ needs.

Item 3.                      Legal Proceedings

The Company and the Bank are involved as plaintiff or defendant in various legal actions arising in the normal course of business.  In our opinion, after consultation with legal counsel, we believe it unlikely that such pending legal actions will have a material adverse effect on our financial condition, results of operations or liquidity.

Item 4.                      (Removed and Reserved)

PART II

Item 5.                      Market for the Registrant’s Common Stock, Related Security Holder Matters and Issuer Purchases of Equity Securities

The section entitled “Stockholder Information” of the attached Annual Report to Stockholders for the year ended September 30, 2010 is incorporated herein by reference.

See “Notes to Consolidated Financial Statements—Note 1” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Capital” of the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K regarding the OTS restrictions on dividends from the Bank to the Company.

The following table summarizes our share repurchase activity during the three months ended September 30, 2010 and additional information regarding our share repurchase program.  The Board of Directors approved a new stock purchase plan on January 26, 2010.  The previous plan was completed on January 20, 2010.  Under the new plan, the Company intends to repurchase up to 250,000 shares from time to time, depending on market conditions, at prevailing market prices in open-market and other transactions. The shares would be held as treasury stock for general corporate use.  The plan has no expiration date.  As of September 30, 2010, we had 250,000 shares remaining to be purchased under the existing stock repurchase plan.  We currently are not repurchasing shares because of the pending stock offering.

	Total		Total Number of	Maximum Number
	Number of	Average	Shares Purchased as	of Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
	Purchased	per Share	Announced Plans	Under the Plan
July 1, 2010 through
July 31, 2010	--	--	--	250,000
August 1, 2010 through
August 31, 2010	--	--	--	250,000
September 1, 2010 through
September 30, 2010	--	--	--	250,000
Total	--	N/A	--	250,000

The following table presents quarterly dividends paid in calendar years 2010, 2009, and 2008.  The dollar amounts represent dividends paid during the quarter.  The 2010 special year-end dividend is based upon the number of shares eligible to receive dividends (“public shares”) outstanding on the record date of October 29, 2010.  All public shares outstanding presented in the table below are as of the date of record per the dividend declaration.

	Calendar Year
	2010	2009	2008
	(Dollars in thousands, except per share amounts)
Quarter ended March 31
Number of dividend shares	21,478,305	20,874,269	20,660,510
Dividend per share	$0.50	$0.50	$0.50
Total dividends paid	$10,739	$10,437	$10,330
Quarter ended June 30
Number of dividend shares	20,991,105	20,892,544	20,661,660
Dividend per share	$0.50	$0.50	$0.50
Total dividends paid	$10,496	$10,446	$10,331
Quarter ended September 30
Number of dividend shares	20,992,105	20,897,844	20,668,519
Dividend per share	$0.50	$0.50	$0.50
Total dividends paid	$10,496	$10,448	$10,334
Quarter ended December 31
Number of dividend shares	21,194,943	21,099,982	20,881,157
Dividend per share	$0.50	$0.50	$0.50
Total dividends paid	$10,597	$10,550	$10,441
Special year-end dividend
Number of dividend shares	21,194,943	21,099,982	20,881,157
Dividend per share	$0.30	$0.29	$0.11
Total dividends paid	$6,538	$6,119	$2,297

Calendar year-to-date dividends per share	$2.30	$2.29	$2.11

Item 6.                      Selected Financial Data

The section entitled “Selected Consolidated Financial Data” of the attached Annual Report to Stockholders for the fiscal years ended September 30, 2006 through September 30, 2010 is incorporated herein by reference.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the attached Annual Report to Stockholders for the year ended September 30, 2010 is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

The section entitled “Management Discussion of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosure about Market Risk” of the attached Annual Report to Stockholders for the year ended September 30, 2010 is incorporated herein by reference.

Item 8.                      Financial Statements and Supplementary Data

The section entitled “Consolidated Financial Statements” of the attached Annual Report to Stockholders for the fiscal year ended September 30, 2010 is incorporated herein by reference.

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Act”) as of September 30, 2010.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2010, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Controls Over Financial Reporting

Management’s report on our internal control over financial reporting and the attestation report of the independent registered public accounting firm is contained in the attached Annual Report to Stockholders for the fiscal year ended September 30, 2010 and incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) of the Act that occurred during the Company’s last fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.                       Directors, Executive Officers, and Corporate Governance

Information required by this item concerning the Company’s directors and compliance with section 16(a) of the Act is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in February 2011, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Pursuant to General Instruction G(3), information concerning executive officers of the Company is included in Part I, under the caption “Executive Officers of the Registrant” of this Form 10-K.

Information required by this item regarding the audit committee of the Company’s Board of Directors, including information regarding the audit committee financial expert serving on the audit committee, is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in February 2011, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Code of Ethics
We have adopted a written code of ethics within the meaning of Item 406 of SEC Regulation S-K that applies to our principal executive officer and senior financial officers, and to all of our other employees and our directors, a copy of which is available free of charge by contacting Jim Wempe, our Investor Relations Officer, at (785) 270-6055 or from our Internet website (www.capfed.com).

Item 11.                       Executive Compensation

Information required by this item concerning compensation is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in February 2011, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in February 2011, a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table sets forth information as of September 30, 2010 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information
Number of Shares
Remaining Available
for Future Issuance
	Number of Shares		Under Equity
	to be issued upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Shares
	Outstanding Options,	Outstanding Options,	Reflected in the
Plan Category	Warrants and Rights	Warrants and Rights	First Column)

Equity compensation plans approved
by stockholders	406,331	$34.16	1,415,391	(1)
Equity compensation plans not approved
by stockholders	N/A	N/A	N/A
	406,331	$34.16	1,415,391

(1) This amount includes 158,487 shares issuable under the Company's Recognition and Retention Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item concerning certain relationships, related transactions and director independence is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in February 2011, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14.  Principal Accounting Fees and Services

Information required by this item concerning principal accountant fees and services is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in February 2011, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)     The following is a list of documents filed as part of this report:

(1)  Financial Statements:

The following financial statements are included under Part II, Item 8 of this Form 10-K:
1. Report of Independent Registered Public Accounting Firm.
2. Consolidated Balance Sheets as of September 30, 2010 and 2009.
3. Consolidated Statements of Income for the Years Ended September 30, 2010, 2009 and 2008.
4. Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2010, 2009 and 2008.
5. Consolidated Statements of Cash Flows for the Years Ended September 30, 2010, 2009 and 2008.
6. Notes to Consolidated Financial Statements for the Years Ended September 30, 2010, 2009 and 2008.
(2)  Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.
    (3)  Exhibits:
                 See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: November 29, 2010	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ John B. Dicus	By:	/s/ B. B. Andersen
	John B. Dicus, Chairman, President		B. B. Andersen, Director
	and Chief Executive Officer		Date: November 29, 2010
(Principal Executive Officer)
	Date: November 29, 2010	By:	/s/ Michael T. McCoy, M.D.
Michael T. McCoy, M.D., Director
By:	/s/ Kent G. Townsend		Date: November 29, 2010
Kent G. Townsend, Executive Vice President,
	Chief Financial Officer, and Treasurer	By:	/s/ Marilyn S. Ward
	(Principal Financial Officer)		Marilyn S. Ward, Director
	Date: November 29, 2010		Date: November 29, 2010

By:	/s/ Jeffrey R. Thompson	By:	/s/ Tara D. Van Houweling
	Jeffrey R. Thompson, Director		Tara D. Van Houweling, First Vice President
	Date: November 29, 2010		and Reporting Director
(Principal Accounting Officer)
By:	/s/ Jeffrey M. Johnson		Date: November 29, 2010
Jeffrey M. Johnson, Director
Date: November 29, 2010

By:	/s/ Morris J. Huey II
Morris J. Huey, Director
Date: November 29, 2010

INDEX TO EXHIBITS

Exhibit Number	Document
2.0
Amended Plan of Conversion and Reorganization filed on October 27, 2010 as Exhibit 2 to Capitol Federal Financial, Inc.’s Post Effective Amendment No. 2 Registration Statement on Form S-1 (File No. 333-166578) and incorporated herein by reference

3(i)
Federal Stock Charter of Capitol Federal Financial, Inc., as filed on May 6, 2010, as Exhibit 3(i) to Capitol Federal Financial Inc.’s Registration Statement on Form S-1 (File No. 333-166578) and incorporated herein by reference

3(ii)
Bylaws of Capitol Federal Financial, Inc. as filed on May 6, 2010, as Exhibit 3(ii) to Capitol Federal Financial Inc.’s Registration Statement on Form S-1 (File No. 333-166578) and incorporate herein by reference

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
Appendix B to Capitol Federal Financial’s Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference

10.4
Capitol Federal Financial Deferred Incentive Bonus Plan, as amended, filed on May 5, 2009 as Exhibit 10.4 to the March 31, 2009 Form 10-Q for Capitol Federal Financial and incorporated herein by reference

10.5	Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference

10.6	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4,
2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference

10.7	Form of Restricted Stock Agreement under the RRP filed on February 4, 2005 as Exhibit 10.7 to the
December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference

10.8	Description of Named Executive Officer Salary and Bonus Arrangements for Capitol Federal Financial

10.9	Description of Director Fee Arrangements filed on February 4, 2010 as Exhibit 10.9 to the
December 31, 2009 Form 10-Q for Capitol Federal Financial and incorporated herein by reference

10.10	Short-Term Performance Plan filed on December 1, 2008 as Exhibit 10.10 to the Annual
Report on Form 10-K for the fiscal year ended September 30, 2008 for Capitol Federal Financial and incorporated herein by reference

11	Statement re: computation of earnings per share*

13	Annual Report to Stockholders for Capitol Federal Financial

14	Code of Ethics for Capitol Federal Financial **

21	Registrant has no subsidiaries

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, Chief Executive Officer, and President

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer

32
Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, Chief Executive Officer and President, and Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer

  *No statement is provided because the computation of per share earnings on both a basic and fully diluted basis can be clearly determined from the Financial Statements included in the 2010 Annual Report to Stockholders, filed herewith.

 **May be obtained free of charge from the Capitol Federal Financial’s Investor Relations Officer by calling (785) 270-6055 or from Capitol Federal Financial’s internet website at wwww.capfed.com.