Form 10-Q
period 2010-12-31
Capitol Federal Financial Inc
filed 2011-02-09
CIK 1490906

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_________________

Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

                                                                                                 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☑

As of February 4, 2011, there were 167,493,608 shares of Capitol Federal Financial, Inc. Common Stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements
CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	December 31,	September 30,
	2010	2010
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $1,309,961 and $50,771)	$1,329,861	$65,217
Securities:
Available-for-sale (“AFS”) at estimated fair value (amortized cost of $878,159 and $1,009,142)	923,125	1,060,366
Held-to-maturity (“HTM”) at amortized cost (estimated fair value of $2,133,260 and $1,913,454)	2,119,826	1,880,154
Loans receivable, net (of allowance for loan losses (“ALLL”) of $14,723 and $14,892)	5,121,018	5,168,202
Bank-owned life insurance (“BOLI”)	55,042	54,710
Capital stock of Federal Home Loan Bank (“FHLB”), at cost	121,768	120,866
Accrued interest receivable	28,936	30,220
Premises and equipment, net	41,781	41,260
Real estate owned (“REO”), net	10,979	9,920
Income taxes receivable	--	716
Other assets	45,958	55,499
TOTAL ASSETS	$9,798,294	$8,487,130

LIABILITIES:
Deposits	$4,682,101	$4,386,310
Advances from FHLB	2,350,126	2,348,371
Other borrowings, net	668,609	668,609
Advance payments by borrowers for taxes and insurance	20,962	55,036
Income taxes payable	6,258	--
Deferred income tax liabilities, net	17,493	33,244
Accounts payable and accrued expenses	33,772	33,610
Total liabilities	7,779,321	7,525,180

STOCKHOLDERS’ EQUITY:
Preferred stock ($0.01 par value) 100,000,000 shares authorized; none issued	--	--
Common stock ($0.01 par value) 1,400,000,000 shares authorized, 167,493,608 shares issued; 167,493,608 and 73,992,678 shares outstanding
as of December 31, 2010 and September 30, 2010, respectively	1,675	915
Additional paid-in capital	1,389,700	457,795
Unearned compensation, Employee Stock Ownership Plan (“ESOP”)	(52,776)	(6,050)
Unearned compensation, Recognition and Retention Plan (“RRP”)	(216)	(255)
Retained earnings	652,620	801,044
Accumulated other comprehensive income (“AOCI”), net of tax	27, 970	31,862
Less shares held in treasury (0 and 17,519,609 shares as of December 31, 2010
and September 30, 2010, respectively, at cost)	--	(323,361)
Total stockholders' equity	2,018,973	961,950
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,798,294	$8,487,130

See accompanying notes to consolidated financial statements.
<Index>

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended
	December 31,
	2010	2009
INTEREST AND DIVIDEND INCOME:
Loans receivable	$65,943	$74,526
Mortgage-backed securities (“MBS”)	15,440	20,754
Investment securities	4,775	2,559
Capital stock of FHLB	902	1,001
Cash and cash equivalents	187	47
Total interest and dividend income	87,247	98,887

INTEREST EXPENSE:
FHLB advances	23,131	24,819
Deposits	17,381	22,105
Other borrowings	6,730	7,109
Total interest expense	47,242	54,033

NET INTEREST INCOME	40,005	44,854

PROVISION FOR LOAN LOSSES	650	3,115

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	39,355	41,739

OTHER INCOME:
Retail fees and charges	3,943	4,723
Insurance commissions	818	582
Loan fees	655	581
Income from BOLI	332	268
Gain on securities, net	--	6,454
Other income, net	569	523
Total other income	6,317	13,131

OTHER EXPENSES:
Salaries and employee benefits	9,991	10,532
Communications, information technology, and occupancy	3,876	3,942
Federal insurance premium	1,858	1,814
Deposit and loan transaction costs	1,352	1,380
Regulatory and outside services	1,189	1,448
Advertising and promotional	831	1,644
Contribution to Capitol Federal Foundation	40,000	--
Other expenses, net	4,241	1,989
Total other expenses	63,338	22,749
(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(17,666)	32,121
INCOME TAX (BENEFIT) EXPENSE	(6,408)	11,141
NET (LOSS) INCOME	$(11,258)	$20,980

Basic (loss) earnings per common share	$(0.07)	$0.13
Diluted (loss) earnings per common share	$(0.07)	$0.13
Dividends declared per public share	$0.80	$0.79

Basic weighted average common shares	165,540,789	165,853,773
Diluted weighted average common shares	165,540,789	165,879,191

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

		Additional	Unearned					Total
	Common	Paid-In	Compensation		Retained	AOCI	Treasury	Stockholders'
	Stock	Capital	ESOP	RRP	Earnings	(Loss)	Stock	Equity

Balance at October 1, 2010	$915	$457,795	$(6,050)	$(255)	$801,044	$31,862	$(323,361)	$961,950
Comprehensive income:
Net (loss) income					(11,258)			(11,258)
Other comprehensive (loss) income:
Changes in unrealized gain/losses on
securities AFS, net of deferred
income taxes of $2,366						(3,892)		(3,892)
Total comprehensive (loss) income								(15,150)

ESOP activity, net		726	534					1,260
RRP activity, net		1						1
Stock based compensation - stock options and RRP		35		39				74
Stock options exercised		1						1
Dividends on common stock to
stockholders $0.80 per public share					(16,956)			(16,956)

Corporate reorganization:
Merger of Capitol Federal Savings Bank MHC	(522)	1,997			(1,223)			252
Retirement of treasury stock	(175)	(204,199)			(118,987)		323,361	--
Exchange of common stock	276	(323)						(47)
Proceeds from stock offering, net of offering expenses	1,181	1,133,667						1,134,848

Purchase of common stock by ESOP			(47,260)					(47,260)
Balance at December 31, 2010	$1,675	$1,389,700	$(52,776)	$(216)	$652,620	$27,970	$--	$2,018,973

See accompanying notes to consolidated financial statements.
<Index>

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the Three Months Ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(11,258)	$20,980
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
FHLB stock dividends	(902)	(1,000)
Provision for loan losses	650	3,115
Originations of loans receivable held-for-sale ("LHFS")	(5,424)	(1,701)
Proceeds from sales of LHFS	6,895	575
Amortization and accretion of premiums and discounts on securities	1,431	1,453
Depreciation and amortization of premises and equipment	1,108	1,272
Amortization of deferred amounts related to FHLB advances, net	1,755	1,644
Common stock committed to be released for allocation - ESOP	1,260	1,544
Stock based compensation - stock options and RRP	74	131
Gain on the sale of trading securities received in the
loan swap transaction	--	(6,454)
Changes in:
Prepaid federal insurance premium	1,738	(25,735)
Accrued interest receivable	1,284	1,592
Other assets, net	394	(924)
Income taxes payable/receivable	(6,410)	10,457
Accounts payable and accrued expenses	662	(5,257)
Net cash (used in) provided by operating activities	(6,743)	1,692

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of trading securities received in the
loan swap transaction	--	199,144
Purchase of HTM securities	(486,425)	(176,421)
Proceeds from calls, maturities, and principal reductions of AFS securities	130,673	79,014
Proceeds from calls, maturities, and principal reductions of HTM securities	245,632	34,399
Loan originations and purchases, net of principal collected
and deferred loan fees	42,438	(19,158)
Purchases of premises and equipment	(1,633)	(3,473)
Proceeds from sales of REO	2,665	3,124
Net cash (used in) provided by investing activities	(66,650)	116,629

(Continued)

	For the Three Months Ended
	December 31,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(16,956)	(16,670)
Deposits, net of withdrawals	313,481	(1,357)
Proceeds from borrowings	300,000	--
Repayments on borrowings	(300,000)	--
Change in advance payments by borrowers for taxes and insurance	(34,074)	(34,028)
Acquisitions of treasury stock	--	(2,292)
Net proceeds from common stock offering	1,075,585	--
Excess tax benefits from stock options	1	--
Net cash provided by (used in) financing activities	1,338,037	(54,347)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,264,644	63,974
CASH AND CASH EQUIVALENTS:
Beginning of period	65,217	41,154
End of period	$1,329,861	$105,128

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$--	$682
Interest payments	$46,412	$53,729

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Note received from ESOP in exchange for common stock	$47,260	$--

Customer deposit holds related to the common stock offering	$17,690	$--

Loans transferred to REO	$4,096	$2,196

Swap of loans for trading securities	$--	$193,889

(Concluded)
See accompanying notes to consolidated financial statements.
<Index>

Notes to Consolidated Financial Statements (Unaudited)

1.   Summary of Significant Accounting Policies

Basis of Presentation - In December 2010, Capitol Federal Financial completed its conversion from a mutual holding company form of organization to a stock form of organization (“corporate reorganization”).   Capitol Federal Financial, which owned 100% of Capitol Federal Savings Bank (the “Bank”), was succeeded by Capitol Federal Financial, Inc. (“the Company”), a new Maryland corporation.  As part of the corporate reorganization, Capitol Federal Savings Bank MHC’s (“MHC”) ownership interest in Capitol Federal Financial was sold in a public offering.  Gross proceeds from the offering were $1.18 billion and related offering expenses were $46.7 million, of which $6.0 million were incurred and deferred in fiscal year 2010.  The publicly held shares of Capitol Federal Financial were exchanged for new shares of common stock of the Company.  The exchange ratio was 2.2637 and ensured that immediately after the corporate reorganization the public stockholders of Capitol Federal Financial owned the same aggregate percentage of Capitol Federal Financial, Inc. common stock that they owned of Capitol Federal Financial common stock immediately prior to the reorganization.  All share information used to calculate earnings per share in the consolidated financial statements prior to the corporate reorganization has been revised to reflect the 2.2637 exchange ratio.  In conjunction with the corporate reorganization, the Company contributed $40.0 million of cash to the Bank’s charitable foundation, Capitol Federal Foundation.  Additionally, a “liquidation account” will be established for the benefit of certain depositors of the Bank in an amount equal to MHC’s ownership interest in the retained earnings of Capitol Federal Financial as of June 30, 2010.  Under Office of Thrift Supervision (“OTS”) regulations, neither the Company nor the Bank is permitted to pay dividends on its capital stock to its stockholders if stockholders’ equity would be reduced below the total of the liquidation account.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank.  The Bank has a wholly-owned subsidiary, Capitol Funds, Inc.  Capitol Funds, Inc. has a wholly-owned subsidiary, Capitol Federal Mortgage Reinsurance Company.  All intercompany accounts and transactions have been eliminated.  The financial information presented is derived from the consolidated financial statements of the Company after the corporate reorganization in December 2010 and from the consolidated financial statements of Capitol Federal Financial prior to the corporate reorganization.

Capitol Federal Financial’s treasury shares were retired in connection with the corporate reorganization.  As noted above, the Company is a Maryland corporation.  Under Maryland law, there is no concept of “treasury shares.”  Instead, shares purchased by the Company constitute authorized but unissued shares under Maryland law.  There were no treasury shares at December 31, 2010.

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, filed with the Securities and Exchange Commission (“SEC”).  Interim results are not necessarily indicative of results for a full year.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods.  Significant estimates include the ALLL and fair value measurements.  Actual results could differ from those estimates.

Loans Receivable - Loans receivable that management has the intent and ability to hold for the foreseeable future are carried at the amount of unpaid principal, net of ALLL, undisbursed loan funds, unamortized premiums and discounts, and deferred loan origination fees and costs.  Net loan origination fees and costs and premiums and discounts are amortized as yield adjustments to interest income using the level-yield method, adjusted for the estimated prepayment speeds of the related loans when applicable.  Interest on loans is credited to income as earned and accrued only if deemed collectible.

Existing loan customers, whose loans have not been sold to third parties and who have been current on their contractual loan payments for the previous 12 months, have the opportunity, for a fee, to modify their original loan terms to terms currently offered for fixed-rate products with an equal or reduced period to maturity than the current remaining period of their existing loan.  The modified terms of these loans are similar to the terms offered to new customers.  The fee assessed for modifying the mortgage loan is deferred and amortized over the life of the modified loan using the level-yield method and is reflected as an adjustment to interest income.  Each modification is examined on a loan-by-loan basis and if the modification of terms represents more than a minor change to the loan, then the unamortized balance of the pre-modification deferred fees or costs associated with the mortgage loan are recognized in interest income at the time of the modification.  If the modification of terms does not represent more than a minor change to the loan, then the unamortized balance of the pre-modification deferred fees or costs continue to be deferred.

A loan is considered delinquent when payment has not been received within 30 days of its contractual due date.  The accrual of income on loans is discontinued when interest or principal payments are 90 days in arrears.  Loans on which the accrual of income has been discontinued are designated as non-accrual loans and outstanding interest previously credited beyond 90 days delinquent is reversed.  A non-accrual loan is returned to accrual status once the contractual payments have been made to bring the loan less than 90 days past due.

A condition in which the Bank grants a concession to a borrower due to financial difficulties that it would not otherwise consider is a troubled debt restructuring (“TDR”).  The majority of the Bank’s TDRs involve a modification in loan terms such as a temporary reduction in the payment amount requiring only interest and escrow (if required) and extending the maturity date of the loan.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Interest income on impaired loans is recognized in the period collected unless the ultimate collection of principal is considered doubtful.  Management considers the following loans to be impaired loans: all non-accrual loans, loans classified as substandard, loans with specific valuation allowances (“SVA”), and TDRs that have not been performing under the new terms for 12 consecutive months or are required by the accounting literature to be classified as a TDR for the life of the loan.

Allowance for Loan Losses - The ALLL represents management’s best estimate of the amount of known and inherent losses in the loan portfolio as of the balance sheet date.  Management’s methodology for assessing the appropriateness of the ALLL consists of a formula analysis for general valuation allowances and SVAs for identified problem loans.  Management maintains the ALLL through provisions for loan losses that are charged to income.

The Company charges off losses on loans when the loans are transferred to REO or when there are losses on short sales.  The Company recognizes recoveries for amounts recovered after a loan has been charged-off.  Once a loan enters REO, any future write downs or recoveries are reported in REO operations; therefore, recoveries of charged-off amounts are rare.

The Bank’s primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties, resulting in a loan concentration in residential mortgage loans.  The Bank has a concentration of loans secured by residential property located in Kansas and Missouri.  Based on the composition of the Bank’s loan portfolio, the primary risks inherent in the one- to four-family and consumer loan portfolios are the continued weakened economic conditions, continued high levels of unemployment or underemployment, and a continuing decline in residential real estate values.  Any one or a combination of these events may adversely affect borrowers’ ability to repay their loans, resulting in increased delinquencies, non-performing assets, loan losses, and future loan loss provisions.  Although the multi-family and commercial loan portfolio also shares the risk of continued weakened economic conditions, the primary risks for the portfolio include the ability of the borrower to sustain sufficient cash flows from leases and to control expenses to satisfy their contractual debt payments, or the ability to utilize personal and/or business resources to pay their contractual debt payments if the cash flows are not sufficient.  Additionally, if the Bank were to repossess the secured collateral of a multi-family or commercial loan, the pool of potential buyers, is limited more than that for a residential property; therefore, the Bank could hold the property for an extended period of time and potentially be forced to sell at a discounted price, resulting in additional losses.

Management considers several quantitative and qualitative factors quarterly while monitoring the credit quality of the loan portfolio and evaluating the adequacy of the ALLL.  Such factors include the trend and composition of delinquent and non-performing loans, results of foreclosed property and short-sale transactions (historical losses and net charge-offs), the current status and trends of local and national economies, particularly levels of unemployment, trends and current conditions in the residential real estate markets, and loan portfolio growth and concentrations. Since the Bank’s loan portfolio is primarily concentrated in one- to four-family real estate, management monitors residential real estate market value trends in the Bank’s local market areas and geographic sections of the U.S. by reference to various industry and market reports, economic releases and surveys, and management’s general and specific knowledge of the real estate markets in which the Bank lends, in order to determine what impact, if any, such trends may have on the level of ALLL.   Reviewing these quantitative and qualitative factors assists management in evaluating the overall credit quality of the loan portfolio on an ongoing basis and the reasonableness of the ALLL and whether changes need to be made to the Bank’s allowance for loan loss methodology.  Management seeks to apply the allowance for loan loss methodology in a consistent manner; however, the methodology can be modified in response to changing conditions.  There were no significant modifications to the formula analysis methodology during the current quarter.

The formula analysis for general valuation allowances is updated each quarter.  Within the formula analysis, the loan portfolio is segregated into the following categories:  one- to four-family loans, multi-family and commercial loans, consumer home equity loans, and other consumer loans.  Home equity loans with the same underlying collateral as a one- to four-family loan are combined with the one- to four-family loan in the formula analysis to calculate a combined loan-to-value (“LTV”) ratio.  Impaired loans are excluded from the formula analysis as they are individually evaluated for SVAs.  The one- to four-family loan portfolio and related home equity loans are segregated into additional categories based on the following risk characteristics:  originated or purchased from nationwide lender, interest payments (fixed-rate, adjustable-rate, and interest-only), LTV ratios, borrower’s credit scores, and certain states where the Bank has experienced measurable losses on REO and short-sales.  The additional categories were derived by management based on reviewing the historical performance of the one- to four-family loan portfolio and taking into consideration current economic conditions, such as trends in the residential real estate values in certain areas of the U.S. and unemployment rates.

Quantitative loss factors are applied to each loan category in the formula analysis based on the historical loss experience and current SVAs, adjusted for loan delinquency trends, for each respective loan category.  Each quarter, management evaluates several historical loss time periods and utilizes the historical loss time period believed to be the most reflective of the current economic conditions and environment.

Qualitative loss factors are applied to each loan category in the formula analysis.  The qualitative factors for the one- to four-family and consumer loan portfolios are:  unemployment rate trends, collateral value trends, credit score trends, and delinquent loan trends.  The qualitative factors for the multi-family and commercial loan portfolio are:  unemployment rate trends, collateral value trends, and delinquent loan trends.  As loans are classified as special mention or become 30 to 89 days delinquent, the qualitative loss factors increase based upon delinquent loan trends.  As with the additional categories in the formula analysis for one- to four-family loans, the qualitative factors were derived by management based on a review of the historical performance of the respective loan portfolios and consideration of current economic conditions and their likely impact to the loan portfolio.

SVAs are established in connection with individual loan reviews of impaired loans.  Since the majority of the Bank’s loan portfolio is composed of residential real estate, determining the estimated fair value of the underlying collateral is important in evaluating the amount of SVAs required for problem and impaired loans.  Once a purchased loan is 90 days delinquent, new collateral values are obtained through automated valuation models (“AVMs”) or broker price opinions (“BPOs”).  An updated AVM or BPO is then requested every 6 months while the loan is greater than 90 days delinquent. Due to the relatively stable home values in Kansas and Missouri, new collateral values on originated loans are not obtained until they enter foreclosure.  If the estimated fair value of the collateral, less estimated costs to sell, is less than the current loan balance, a specific valuation allowance is established for the difference.

Loans with an outstanding balance of $1.5 million or more are reviewed annually if secured by property in one of the following categories:  multi-family (five or more units) property, unimproved land, other improved commercial property, acquisition and development of land projects, developed building lots, office building, single-use building, or retail building.  SVAs are established if the individual loan review determines a quantifiable impairment.

Assessing the adequacy of the ALLL is inherently subjective.  Actual results could differ from estimates as a result of changes in economic or market conditions.  Changes in estimates could result in a material change in the ALLL.  In the opinion of management, the ALLL, when taken as a whole, is adequate to absorb estimated losses inherent in the loan portfolio.  However, future adjustments may be necessary if loan portfolio performance or economic or market conditions differ substantially from the conditions that existed at the time of the initial determinations.

Recent Accounting Pronouncements - Effective October 1, 2010, the Company adopted new authoritative accounting guidance under Accounting Standards Codification (“ASC”) 860, Transfers of Servicing Assets.  The objective of this standard is to improve the relevance, representational faithfulness, and comparability of the information provided in the financial statements related to the transfer of financial assets; the effects of a transfer on the company’s financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Since the provisions of the standard are disclosure-related, the adoption of this standard did not have a material impact on its financial condition or results of operations.

Effective October 1, 2010, the Company also adopted new authoritative accounting guidance under ASC 810, Consolidation (ASC 810).  The new guidance did not change many of the key principles for determining whether an entity is a variable interest entity consistent with the ASC on “Consolidation”, but does amend many important provisions of the existing guidance on “Consolidation.”  The adoption of this standard did not have a material impact on its financial condition, results of operations, or financial statement disclosures.

In July 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-20, Disclosures about Credit Quality of Financing Receivables and the Allowance for Credit Losses, which amends ASC 310, Receivables, by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes.   The new and amended disclosures that relate to information as of the end of a reporting period were effective for the Company beginning December 31, 2010. However, the disclosures that include information for activity that occurs during a reporting period will be effective beginning January 1, 2011 for the Company. Those disclosures include (1) the activity in the allowance for credit losses for each period and (2) disclosures about modifications of financing receivables.  In January 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures About Troubled Debt Restructurings in Update No. 2010-20, which temporarily defers the effective date in ASU 2010-20 for disclosures about TDRs by creditors until the FASB finalizes its project on determining what constitutes a TDR for a creditor.  Since the provisions of ASU 2010-20 are disclosure-related the Company’s adoption of this guidance did not have an impact to its financial condition or results of operations.

2.   Earnings Per Share

The Company accounts for the shares acquired by its ESOP and the shares awarded pursuant to its RRP in accordance with ASC 260, which requires that unvested RRP awards that contain nonforfeitable rights to dividends be treated as participating securities in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation that determines earnings per share for each class of common stock and participating security. Shares acquired by the ESOP are not considered in the basic average shares outstanding until the shares are committed for allocation or vested to an employee’s individual account.  All share information prior to the corporate reorganization in December 2010 has been revised to reflect the 2.2637 exchange ratio.

	For the Three Months Ended
	December 31,
	2010	2009
	(in thousands, except share and per share data)
Net (loss) income (1)	$(11,258)	$20,980

Average common shares outstanding	165,539,517	165,852,533
Average committed ESOP shares outstanding	1,272	1,240
Total basic average common shares outstanding	165,540,789	165,853,773

Effect of dilutive RRP shares (2)	--	12,214
Effect of dilutive stock options (2)	--	13,204

Total diluted average common shares outstanding	165,540,789	165,879,191

Net (loss) earnings per share:
Basic	$(0.07)	$0.13
Diluted	$(0.07)	$0.13

Antidilutive stock options and RRP, excluded
from the diluted average common shares
outstanding calculation (2)	--	546,343

(1)	Net income available to participating securities (unvested RRP shares) was inconsequential for the three months ended December 31, 2010 and December 31, 2009.
(2)
RRP shares totaling 4,753 and options totaling 4,743 which were outstanding at December 31, 2010 were not included in the computation of diluted earnings per share as the effect on earnings per share would be antidilutive, due to the net loss for the three months ended December 31, 2010.

3.   Securities

The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS and HTM securities at December 31, 2010 and September 30, 2010.  The majority of the MBS and investment portfolios are composed of securities issued by U.S. government-sponsored enterprises (“GSEs”).

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
Municipal bonds	$2,644	$122	$--	$2,766
Trust preferred securities	3,715	--	934	2,781
MBS	871,800	45,783	5	917,578
	878,159	45,905	939	923,125
HTM:
GSE debentures	1,279,130	1,602	6,708	1,274,024
Municipal bonds	62,980	1,613	52	64,541
MBS	777,716	23,511	6,532	794,695
	2,119,826	26,726	13,292	2,133,260
	$2,997,985	$72,631	$14,231	$3,056,385

	September 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$50,151	$104	$--	$50,255
Municipal bonds	2,649	170	--	2,819
Trust preferred securities	3,721	--	925	2,796
MBS	952,621	51,881	6	1,004,496
	1,009,142	52,155	931	1,060,366
HTM:
GSE debentures	1,208,829	4,441	--	1,213,270
Municipal bonds	67,957	2,654	1	70,610
MBS	603,368	26,209	3	629,574
	1,880,154	33,304	4	1,913,454
	$2,889,296	$85,459	$935	$2,973,820

At December 31, 2010 and September 30, 2010, the MBS held within our portfolio were issued by Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), or Government National Mortgage Association (“GNMA”), with the exception of $2.7 million and $2.9 million at those respective dates, which were issued by a private issuer.  The following table presents the carrying value of the MBS in our portfolio by issuer:

	At
	December 31, 2010	September 30, 2010
	(Dollars in thousands)

FNMA	$967,767	$890,216
FHLMC	722,416	712,253
GNMA	2,379	2,452
Private Issuer	2,732	2,943
	$1,695,294	$1,607,864

The following table presents the taxable and non-taxable components of interest income on investment securities for the three months ended December 31, 2010 and 2009:

	For the Three Months Ended
	December 31,
	2010	2009
	(Dollars in thousands)

Taxable	$4,271	$2,024
Non-taxable	504	535
	$4,775	$2,559

The following tables summarize the estimated fair value and gross unrealized losses of those securities on which an unrealized loss at December 31, 2010 and September 30, 2010 was reported and the continuous unrealized loss position for the twelve months prior to December 31, 2010 and September 30, 2010 or for a shorter period of time, as applicable.

	December 31, 2010
	Less Than			Equal to or Greater
	12 Months			Than 12 Months
		Estimated	Unrealized		Estimated	Unrealized
	Count	Fair Value	Losses	Count	Fair Value	Losses
	(Dollars in thousands)
AFS:
Trust preferred securities	--	$--	$--	1	$2,781	$934
MBS	6	1,813	5	--	--	--
	6	$1,813	$5	1	$2,781	$934

HTM:
GSE debentures	19	$537,002	$6,708	--	$--	$--
Municipal bonds	4	2,805	29	1	855	23
MBS	9	262,019	6,532	--	--	--
	32	$801,826	$13,269	1	$855	$23

	September 30, 2010
	Less Than			Equal to or Greater
	12 Months			Than 12 Months
		Estimated	Unrealized		Estimated	Unrealized
	Count	Fair Value	Losses	Count	Fair Value	Losses
	(Dollars in thousands)
AFS:
Trust preferred securities	--	$--	$--	1	$2,796	$925
MBS	4	1,678	5	3	359	1
	4	$1,678	$5	4	$3,155	$926

HTM:
Municipal bonds	--	$--	$--	1	$878	$1
MBS	1	48,392	3	--	--	--
	1	$48,392	$3	1	$878	$1

On a quarterly basis, management conducts a formal review of securities for the presence of an other-than-temporary impairment.  Management assesses whether an other-than-temporay impairment is present when the fair value of a security is less than its amortized cost basis at the balance sheet date.  For such securities, other-than-temporary impairment is considered to have occurred if the Company intends to sell the security, if it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, or if the present value of expected cash flows is not sufficient to recover the entire amortized cost.

The unrealized losses at December 31, 2010 and September 30, 2010 are primarily a result of increases in market yields from the time of purchase.  In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired.  Additionally, the impairment is also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity.

The amortized cost and estimated fair value of securities by remaining contractual maturity without consideration for call features or pre-refunding dates as of December 31, 2010 are shown below.  Actual maturities of MBS may differ from contractual maturities because borrowers have the right to prepay obligations, generally without penalty.  Maturities of MBS depend on the repayment characteristics and experience of the underlying financial instruments.

	AFS		HTM
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)

One year or less	$176	$179	$3,369	$3,386
One year through five years	402	424	1,301,832	1,297,335
Five years through ten years	171,228	182,852	340,880	352,369
Ten years and thereafter	706,353	739,670	473,745	480,170
	$878,159	$923,125	$2,119,826	$2,133,260

Issuers of certain investment securities have the right to call and prepay obligations with or without prepayment penalties.  As of December 31, 2010, the amortized cost of the securities in our portfolio which are callable or have pre-refunding dates within one year totaled $1.21 billion.

As of December 31, 2010 and September 30, 2010, the Bank had pledged AFS and HTM MBS with an amortized cost of $679.2 million and $671.9 million, respectively, and an estimated fair value of $716.3 million and $709.9 million, respectively, as collateral for repurchase agreements.  The securities pledged as collateral for the repurchase agreements can be repledged by the counterparties.  Additionally, as of December 31, 2010, the Bank had pledged AFS and HTM MBS with an amortized cost of $218.4 million and an estimated fair value of $217.2 million for certain retail deposits.  The Bank did not have any securities pledged for retail deposits as of September 30, 2010.  As of December 31, 2010 and September 30, 2010, the Bank had pledged AFS and HTM MBS with an amortized cost of $152.9 million and $155.0 million, respectively, and an estimated fair value of $161.6 million and $165.0 million, respectively, as collateral for public unit depositors and the Federal Reserve Bank.

During fiscal year 2010, the Bank swapped originated fixed-rate mortgage loans with FHLMC for MBS (“loan swap transaction”).  The $192.7 million of MBS received, at amortized cost, in the loan swap transaction were classified as trading securities prior to their subsequent sale by the Bank.  Proceeds from the sale of these securities were $199.1 million, resulting in a gross realized gain of $6.5 million.  The gain is included in gain on securities, net in the consolidated statements of income for the year ended September 30, 2010.  All other dispositions of securities during fiscal year 2010 were the result of principal repayments or maturities.

4.   Loans Receivable and Allowance for Loan Losses

Loans receivable, net at December 31, 2010 and September 30, 2010 is summarized as follows:
	December 31, 2010	September 30, 2010
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$4,876,547	$4,915,651
Multi-family and commercial	64,280	66,476
Construction	37,487	33,168
Total real estate loans	4,978,314	5,015,295

Consumer loans:
Home equity	177,577	186,347
Other	7,428	7,671
Total consumer loans	185,005	194,018

Total loans receivable	5,163,319	5,209,313

Less:
Undisbursed loan funds	17,258	15,489
Unearned loan fees and deferred costs	10,320	10,730
ALLL	14,723	14,892
	$5,121,018	$5,168,202

Lending Practices and Underwriting Standards - Originating and purchasing loans secured by one- to four-family residential properties is the Bank’s primary business, resulting in a loan concentration in residential first mortgage loans.  One-to four-family loans are purchased from a select group of correspondent lenders in the Bank’s primary market areas and selected market areas in Missouri.  As a result, the Bank has a concentration of loans secured by real property located in Kansas and Missouri.  At December 31, 2010, approximately 75% of the Bank’s loans were secured by properties located in Kansas and 15% of the Bank’s loans were secured by properties located in Missouri.  Additionally, the Bank purchases whole one- to four-family loans from nationwide lenders.  The servicing rights for these loans are generally retained by the lender.  The Bank also makes consumer loans, construction loans secured by residential or commercial properties, and real estate loans secured by multi-family dwellings.

One- to four-family loans - One- to four-family loans are underwritten manually or by an automated underwriting system developed by a third party.  The system’s components closely resemble the Bank’s manual underwriting standards which are generally in accordance with FHLMC and FNMA manual underwriting guidelines.  The automated underwriting system analyzes the applicant’s data, with emphasis on credit history, employment and income history, qualifying ratios reflecting the applicant’s ability to repay, asset reserves, and LTV ratio.  Full documentation to support the applicant’s credit, income, and sufficient funds to cover all applicable fees and reserves at closing are required on all loans.  Loans that do not meet the automated underwriting standards are referred to a staff underwriter for manual underwriting.  Properties securing one- to four-family loans are appraised by either staff appraisers or fee appraisers, both of which are independent of the loan origination function and have been approved by the Board of Directors.

The Bank also originates construction-to-permanent loans secured by one- to four-family residential real estate.  The interest rate and loan products offered on the one- to four-family construction-to-permanent loan program are the same as what is offered for non-construction-to-permanent one- to four-family loans.  The majority of the one- to four-family construction loans are secured by property located within the Bank’s Kansas City market areas.  Construction loans are obtained primarily by homeowners who will occupy the property when construction is complete.  Construction loans to builders for speculative purposes are not permitted.  The application process includes submission of complete plans, specifications, and costs of the project to be constructed.  All construction loans are manually underwritten using the Bank’s internal underwriting standards.  Construction draw requests and the supporting documentation are reviewed and approved by management.  The Bank also performs regular documented inspections of the construction project to ensure the funds are being used for the intended purpose and the project is being completed according to the plans and specifications provided.

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

The underwriting of loans purchased through correspondent lenders is generally performed by the Bank’s underwriters, using the Bank’s underwriting standards.  The Bank requires fully documented loan files.  The Bank’s underwriting standards do not permit loans with no documentation, stated income, or stated assets.  Lenders are required to fully document all data sources for each application.

The underwriting standards for loans purchased from nationwide lenders are generally similar to the Bank’s internal underwriting standards.  The Bank requires fully documented loan files.  The Bank does not permit loans that were originated with no documentation, stated income, or stated assets.  Lenders are required to fully document all data sources for each application.  Before committing to purchase a pool of loans from a lender, the Bank’s Chief Lending Officer or Secondary Marketing Manager reviews specific criteria such as loan amount, credit scores, LTV ratios, geographic location, and debt ratios of each loan in the pool.  If the specific criteria do not meet the Bank’s underwriting standards and compensating factors are not sufficient, then a loan will be removed from the pool.  Once the review of the specific criteria is complete and loans not meeting the Bank’s standards are removed from the pool, changes are sent back to the lender for acceptance and pricing.  Before the pool is funded, an internal Bank underwriter reviews at least 25% of the loan files to confirm loan terms, credit scores, debt service ratios, property appraisals and other underwriting related documentation.

For the tables within this footnote, loans purchased from correspondent lenders are included with originated loans, and loans purchased from nationwide lenders are reported as purchased loans.  The underwriting of loans purchased through correspondent lenders is generally performed by our underwriters, using the Bank’s underwriting standards, and the Bank services the loans; therefore, these loans are included with our originated loans.

Multi-family and commercial loans - The Bank’s multi-family and commercial real estate loans are secured primarily by multi-family dwellings and small commercial buildings generally located in the Bank’s market areas.  These loans are granted based on the income producing potential of the property and the financial strength of the borrower.  LTV ratios on multi-family and commercial real estate loans do not exceed 80% of the appraised value of the property securing the loans.  The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt at the time of origination.  The Bank generally requires personal guarantees of the borrowers covering a portion of the debt in addition to the security property as collateral for these loans.  Appraisals on properties securing these loans are performed by independent state certified fee appraisers approved by the Board of Directors.

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

Consumer loans -The Bank offers a variety of secured consumer loans, including home equity loans and lines of credit, home improvement loans, auto loans, and loans secured by savings deposits.   The Bank also originates a very limited amount of unsecured loans.  The Bank does not originate any consumer loans on an indirect basis, such as contracts purchased from retailers of goods or services which have extended credit to their customers.  Consumer loans generally have shorter terms to maturity or reprice more frequently, which reduces the Bank’s exposure to changes in interest rates, and usually carry higher rates of interest than do one- to four-family loans.  However, consumer loans may entail greater risk than do one- to four-family loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as automobiles.

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

Delinquent loans, non-accrual loans, and other credit quality indicators - The following table presents the carrying value of the Company's 30 to 89 day delinquent loans, 90 or more day delinquent loans, total delinquent loans, total current loans, and the total loans receivable balance at December 31, 2010 by loan class.  In the general valuation allowance model, loans in the 30 to 89 day delinquent category are assigned a higher loss factor than corresponding performing loans.  Loans 90 or more days delinquent are considered impaired loans and are individually evaluated for impairment.  At December 31, 2010, all loans in the 90 or more days delinquent category were on nonaccrual status and represented the entire balance of nonaccrual loans.  At December 31, 2010, there were no loans 90 or more days delinquent that were still accruing interest.

			Total		Total
	30 to 89 Days	90 or More Days	Delinquent	Current	Loan Portfolio
	Delinquent	Delinquent	Loans	Loans	Balance
	(Dollars in thousands)
One- to four-family loans - originated	$20,009	$13,248	$33,257	$4,343,885	$4,377,142
One- to four-family loans - purchased	7,573	17,176	24,749	511,250	535,999
Multi-family and commercial loans	--	--	--	65,173	65,173
Consumer - home equity	767	530	1,297	176,280	177,577
Consumer - other	313	33	346	7,082	7,428
	$28,662	$30,987	$59,649	$5,103,670	$5,163,319

Impaired loans are defined as non-accrual loans, loans classified as substandard, loans with SVAs and TDRs that have not yet performed under the restructured terms for 12 consecutive months or are required by the accounting literature to be classified as such for the life of the loan.  Substantially all of the impaired loans at December 31, 2010 were secured by residential real estate.  Impaired loans are individually evaluated to ensure that the carrying value of the loan is not in excess of the fair value of the collateral, less estimated selling costs.  Fair values are estimated through such methods as current appraisals, AVMs, BPOs or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions.  If the outstanding loan balance is in excess of the estimated fair value determined by management, less estimated costs to sell, then a specific valuation allowance is recorded for the difference.  The following is a summary of information pertaining to impaired loans by loan class at December 31, 2010 and for the quarter ended December 31, 2010.

					Average	Net Interest
	Impaired Loans	Impaired Loans	Total	ALLL	Investment in	Income Recognized
	Without An	With An	Impaired	on Impaired	Impaired	on Impaired
	ALLL	ALLL	Loans	Loans	Loans	Loans
	(Dollars in thousands)
One- to four-family - originated	$34,562	$1,507	$36,069	$125	$33,778	$331
One- to four-family - purchased	8,259	15,065	23,324	3,892	23,706	74
Multi-family and commercial	589	--	589	--	589	9
Consumer - home equity	802	13	815	17	863	6
Consumer - other	63	--	63	3	53	--
	$44,275	$16,585	$60,860	$4,037	$58,989	$420

In connection with the filing of the Bank’s periodic reports with the OTS and in accordance with the Bank’s asset classification policy, management regularly reviews the problem loans in the Bank's portfolio to determine whether any assets require classification in accordance with applicable regulations.  The following table sets forth the balance of loans, less SVAs, classified as special mention or substandard at December 31, 2010 by loan class.  Special mention loans are performing loans on which known information about the collateral pledged or the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such loans in the non-performing loan categories.  Special mention loans are included with loans 30 to 89 days delinquent in the general valuation allowance model, if the loan is not considered impaired.  A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard loans include those characterized by the distinct possibility the Bank will sustain some loss if the deficiencies are not corrected.  Loans classified as doubtful have all the weaknesses inherent as those classified as substandard, with the added characteristic that the weaknesses present make collection or liquidation in full on the basis of currently existing facts and conditions and values highly questionable and improbable.  Loans classified as loss are considered uncollectible and of such little value that their continuance as loans without the establishment of specific loss allowance is not warranted.   Loans classified as substandard, doubtful or loss are considered impaired loans and are individually evaluated for impairment.  At December 31, 2010, there were no loans classified as doubtful or loss.  In addition to the classified loans below, the Bank has $14.3 million of other assets also classified per its asset classification policy and application regulations.

	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family - originated	$18,113	$18,741
One- to four-family - purchased	--	19,432
Multi-family and commercial	8,275	--
Consumer - home equity	55	789
Consumer - other	--	62
	$26,443	$39,024

The following tables show the LTV and credit score information for originated and purchased one- to four-family loans and originated consumer home equity loans.  The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent bank appraisal, BPO or AVM, if available.  In most cases, the most recent appraisal was obtained at the time of origination.  The LTV ratios based upon appraisals obtained at the time of origination may not necessarily indicate the extent to which the Bank may incur a loss on any given loan that may go into foreclosure as the value of the underlying collateral may have declined since the time of origination.  Credit scores were most recently updated in December 2010.  Management will continue to update credit scores as deemed necessary based upon economic conditions.

One- to Four-Family - Originated	Credit Score
	Less than 660		661 to 700		701 to 750		751 and above		Total
		% of		% of		% of		% of		% of
LTV ratio	Amount	total	Amount	total	Amount	total	Amount	total	Amount	total
	(Dollars in thousands)
Less than 70%	$96,103	2.2%	$106,116	2.4%	$310,771	7.1%	$1,693,484	38.8%	$2,206,474	50.5%
70% to 80%	76,418	1.7	93,072	2.1	279,973	6.4	1,034,798	23.6	1,484,261	33.8
More than 80%	63,584	1.5	64,183	1.5	176,135	4.0	382,505	8.7	686,407	15.7
	$236,105	5.4%	$263,371	6.0%	$766,879	17.5%	$3,110,787	71.1%	$4,377,142	100.0%

Weighted average LTV ratio	66%
Weighted average credit score	761

One- to Four-Family - Purchased	Credit Score
	Less than 660		661 to 700		701 to 750		751 and above		Total
		% of		% of		% of		% of		% of
LTV ratio	Amount	total	Amount	total	Amount	total	Amount	total	Amount	total
	(Dollars in thousands)
Less than 70%	$23,359	4.4%	$32,123	6.0%	$73,118	13.6%	$247,239	45.9%	$375,839	69.9%
70% to 80%	19,218	3.6	15,852	3.0	35,206	6.6	68,502	12.8	138,778	26.0
More than 80%	17,965	3.4	1,342	0.3	1,558	0.3	517	0.1	21,382	4.1
	$60,542	11.4%	$49,317	9.3%	$109,882	20.5%	$316,258	58.8%	$535,999	100.0%

Weighted average LTV ratio	59%
Weighted average credit score	740

Consumer - Home Equity	Credit Score
	Less than 660		661 to 700		701 to 750		751 and above		Total
		% of		% of		% of		% of		% of
LTV ratio	Amount	total	Amount	total	Amount	total	Amount	total	Amount	total
	(Dollars in thousands)
Less than 70%	$16,048	9.0%	$13,983	7.9%	$33,112	18.6%	$111,999	63.0%	$175,142	98.5%
70% to 80%	164	0.1	114	0.1	283	0.2	765	0.4	1,326	0.8
More than 80%	119	0.1	34	0.0	304	0.2	652	0.4	1,109	0.7
	$16,331	9.2%	$14,131	8.0%	$33,699	19.0%	$113,416	63.8%	$177,577	100.0%

Weighted average LTV ratio	19%
Weighted average credit score	742

ALLL - The following is a summary of the activity in the ALLL by loan portfolio segment for the quarter ended December 31, 2010 and the ending balance of the ALLL at December 31, 2010 disaggregated by the Company’s impairment methodology.

	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$3,813	$10,425	$14,238	$275	$379	$14,892
Charge-offs	(73)	(658)	(731)	--	(88)	(819)
Recoveries	--	--	--	--	--	--
Provision for loan losses	(129)	671	542	(5)	113	650
Ending balance	$3,611	$10,438	$14,049	$270	$404	$14,723

ALLL for loans individually
evaluated for impairment	$126	$3,891	$4,017	$--	$20	$4,037
ALLL for loans collectively
evaluated for impairment	3,485	6,547	10,032	270	384	10,686

Ratio of net charge-offs to average loans
outstanding during the period						0.02%

Ratio of net charge-offs during the period
to average non-performing assets						1.95%

The following is a summary of the loan portfolio at December 31, 2010 by loan portfolio segment disaggregated by the Company's impairment method.

		Multi-family
	One- to Four-	and
	Family	Commercial	Consumer	Total
	(Dollars in thousands)

Loans collectively evaluated for impairment	$4,853,748	$64,584	$184,127	$5,102,459

Loans individually evaluated
for impairment	59,393	589	878	60,860

Loan balance	$4,913,141	$65,173	$185,005	$5,163,319

As noted above, the Bank has a loan concentration in residential first mortgage loans.  Continued declines in residential real estate values could adversely impact the property used as collateral for the Bank’s loans.  Adverse changes in the economic conditions and increasing unemployment rates may have a negative effect on the ability of the Bank’s borrowers to make timely loan payments, which would likely increase delinquencies and have an adverse impact on the Bank’s earnings.  Further increases in delinquencies will decrease interest income on loans receivable and will likely adversely impact the Bank’s loan loss experience, resulting in an increase in the Bank’s ALLL and provision for loan losses.  Although management believes the ALLL was at an adequate level to absorb known and inherent losses in the loan portfolio at December 31, 2010, the level of the ALLL remains an estimate that is subject to significant judgment and short-term changes.  Additions to the ALLL may be necessary if future economic and other conditions differ substantially from the current environment.

5.  Fair Value of Financial Instruments

Fair Value Measurements - ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  ASC 820 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures.  ASC 820 was issued to increase consistency and comparability in reporting fair values.

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures.  The Company did not have any liabilities that were measured at fair value at December 31, 2010 and September 30, 2010.  The Company’s AFS securities are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as REO, LHFS, and impaired loans.  These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.

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

AFS Securities - The Company’s AFS securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders' equity.  The Company’s major security types based on the nature and risks of the securities are included in the table below.  The majority of the securities within the AFS portfolio are issued by U.S. government sponsored enterprises.  The fair values for all AFS securities are based on quoted prices for similar securities.  Various modeling techniques are used to determine pricing for the Company’s securities, including option pricing and discounted cash flow models. The inputs to these models may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.  There are some AFS securities in the AFS portfolio that have significant unobservable inputs requiring the independent pricing services to use some judgment in pricing the related securities.  These AFS securities are classified as Level 3.  All other AFS securities are classified as Level 2.

The following table provides the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a recurring basis, which consists of AFS securities, at December 31, 2010 and September 30, 2010.

	December 31, 2010
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3) (1)
	(Dollars in thousands)

Municipal bonds	$2,766	$--	$2,766	$--
Trust preferred securities	2,781	--	--	2,781
MBS	917,578	--	917,578	--
	$923,125	$--	$920,344	$2,781

	September 30, 2010
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3) (2)
	(Dollars in thousands)

GSE debentures	$50,255	$--	$50,255	$--
Municipal bonds	2,819	--	2,819	--
Trust preferred securities	2,796	--	--	2,796
MBS	1,004,496	--	1,004,496	--
	$1,060,366	$--	$1,057,570	$2,796

(1)
The Company’s Level 3 AFS security has had no activity since September 30, 2010, except for principal repayments of $17 thousand and increases in net unrealized losses recognized in other comprehensive income.  Increases in net unrealized losses included in other comprehensive income for the three months ended December 31, 2010 were six thousand.

(2)
The Company’s Level 3 AFS security has had no activity during fiscal year 2010, except for principal repayments of $93 thousand and reductions in net unrealized losses recognized in other comprehensive income.  Reductions of net unrealized losses included in other comprehensive income for the year ended September 30, 2010 were $460 thousand.

The following is a description of valuation methodologies used for significant assets measured at fair value on a non-recurring basis.

Loans Receivable - Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Impaired loans at December 31, 2010 and September 30, 2010 were $60.9 million and $57.1 million, respectively. Substantially all of the Bank’s impaired loans at December 31, 2010 and September 30, 2010 were secured by residential real estate.  These impaired loans are individually assessed to ensure that the carrying value of the loan is not in excess of the fair value of the collateral, less estimated selling costs. Fair value is estimated through current appraisals, AVMs, BPOs or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3. Based on this evaluation, the Company maintained an ALLL of $4.0 million and $4.3 million at December 31, 2010 and September 30, 2010, respectively, for such impaired loans.

REO, net - REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower-of-cost or fair value.  Fair value is estimated through current appraisals, AVMs, BPOs, or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  The fair value of REO at December 31, 2010 and September 30, 2010 was $11.0 million and $9.9 million, respectively.

The following table provides the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at December 31, 2010 and September 30, 2010.

	December 31, 2010
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Impaired loans	$60,860	$--	$--	$60,860
REO, net	10,979	--	--	10,979
	$71,839	$--	$--	$71,839

	September 30, 2010
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Impaired loans	$57,118	$--	$--	$57,118
REO, net	9,920	--	--	9,920
	$67,038	$--	$--	$67,038

Fair Value Disclosures - The Company determined estimated fair value amounts using available market information and a selection from a variety of valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts.  The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2010 and September 30, 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates.

The estimated fair values of the Company’s financial instruments as of December 31, 2010 and September 30, 2010 are as follows.

	At
	December 31, 2010		September 30, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$1,329,861	$1,329,861	$65,217	$65,217
AFS securities	923,125	923,125	1,060,366	1,060,366
HTM securities	2,119,826	2,133,260	1,880,154	1,913,454
Loans receivable	5,121,018	5,345,827	5,168,202	5,392,550
BOLI	55,042	55,042	54,710	54,710
Capital stock of FHLB	121,768	121,768	120,866	120,866
Liabilities:
Deposits	4,682,101	4,737,828	4,386,310	4,459,052
Advances from FHLB	2,350,126	2,507,437	2,348,371	2,557,064
Other borrowings	668,609	697,048	668,609	701,099

The following methods and assumptions were used to estimate the fair value of the financial instruments:

Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents are considered to approximate their fair value due to the nature of the financial asset.

AFS and HTM Securities - Estimated fair values of securities are based on one of three methods:  1) quoted market prices where available, 2) quoted market prices for similar instruments if quoted market prices are not available, 3) unobservable data that represents the Bank’s assumptions about items that market participants would consider in determining fair value where no market data is available.  AFS securities are carried at estimated fair value.  HTM securities are carried at amortized cost.

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

6.   Employee Stock Ownership Plan

The ESOP Trust acquired 4,726,000 shares of common stock in the Company’s corporate reorganization, with proceeds from a loan from the Company.  The Bank has agreed to make contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required annual loan payments to the Company on September 30 of each year.

The loan referenced above bears interest at a fixed-rate of 3.25% and has a 30 year term.  The first three years of the loan are interest-only, with the first interest payment of $1.2 million payable on September 30, 2011 and the next two interest payments of $1.5 million each being payable on September 30, 2012 and 2013.  Beginning in fiscal year 2014, principal and interest payments of $2.7 million will be payable annually.  The loan is secured by the shares of Company stock purchased.

As the annual loan payments are made, shares will be released from collateral annually at September 30 and allocated to qualified employees based on the proportion of their qualifying compensation to total qualifying compensation.  74,574 shares will be released from collateral on September 30, 2011 and allocated to qualified employees based on the proportion of their qualifying compensation to total qualifying compensation.  As ESOP shares are committed to be released from collateral, the Company will record compensation expense.  Dividends on unallocated ESOP shares will be applied to ESOP’s current year debt service payment.

The loan for the existing ESOP shares acquired in the initial public offering in 1999 bears interest at a fixed-rate of 5.80%, with future principal and interest payable annually in three remaining fixed installments of $3.0 million, as of December 31, 2010.  This loan is also secured by the shares of Company stock purchased.

 7.   Subsequent Events

In preparing these financial statements, management has evaluated events occurring subsequent to December 31, 2010, for potential recognition and disclosure.  There have been no material events or transactions which would require adjustments to the consolidated financial statements at December 31, 2010.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company and its wholly-owned subsidiary may from time to time make written or oral “forward-looking statements,” including statements contained in documents filed or furnished by the Company with the SEC.  These forward-looking statements may be included in this Quarterly Report on Form 10-Q and the exhibits attached to it, in the Company’s reports to stockholders, in the Company’s press releases, and in other communications by the Company, which are made in good faith by us pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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
•
the future earnings and capital levels of the Bank and the continued non-objection by our primary federal banking  regulator, to the extent required, to distribute capital from the Bank to the Company, which could affect the ability of the Company to pay dividends in accordance with its dividend policies;

•	fluctuations in deposit flows, loan demand, and/or real estate values, as well as unemployment levels, which may adversely affect our business;
•	the credit risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the ALLL;
•	results of examinations of the Bank by its primary federal banking regulator, including the possibility that the regulator may, among other things, require the Bank to increase its ALLL;
•	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
•	the effects of, and changes in, foreign and military policies of the United States government;
•	inflation, interest rate, market and monetary fluctuations;
•	our ability to access cost-effective funding;
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
•
the impact of changes in financial services laws and regulations, including laws concerning taxes, banking securities and insurance and the impact of other governmental initiatives affecting the financial services industry;

•	implementing business initiatives may be more difficult or expensive than anticipated;
•	technological changes;
•	acquisitions and dispositions;
•	changes in consumer spending and saving habits; and
•	our success at managing the risks involved in our business.

This list of important factors is not all inclusive.  We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

As used in this Form 10-Q, unless we specify otherwise, “the Company,” “we,” “us,” and “our” refer to Capitol Federal Financial, Inc., a Maryland corporation, and its predecessor, Capitol Federal Financial, a United States corporation. “Capitol Federal Savings,” and “the Bank,” refer to Capitol Federal Savings Bank, a federal savings bank and the wholly-owned subsidiary of Capitol Federal Financial, Inc.

The following discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company.  It should be read in conjunction with the consolidated financial statements and notes presented in this report.  The discussion includes comments relating to the Bank, since the Bank is wholly-owned by the Company and comprises the majority of its assets and is the principal source of income for the Company.  This discussion and analysis should be read in conjunction with management’s discussion and analysis included in the Company’s 2010 Annual Report on Form 10-K filed with the SEC.

Executive Summary

The following summary should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations in its entirety.

In December 2010, Capitol Federal Financial completed its conversion from a mutual holding company form of organization to a stock form of organization.  Capitol Federal Financial, which owned 100% of the Bank, was succeeded by Capitol Federal Financial, Inc, a new Maryland corporation.  As part of the corporate reorganization, MHC’s ownership interest of Capitol Federal Financial was sold in a public stock offering.  Capitol Federal Financial, Inc. sold 118,150,000 shares of common stock at $10.00 per share in the stock offering.  The publicly held shares of Capitol Federal Financial were exchanged for new shares of common stock of Capitol Federal Financial, Inc.  The exchange ratio was 2.2637 and ensured that immediately after the corporate reorganization the public stockholders of Capitol Federal Financial owned the same aggregate percentage of Capitol Federal Financial, Inc. common stock that they owned of Capitol Federal Financial common stock immediately prior to that time.  In lieu of fractional shares, Capitol Federal Financial stockholders were paid in cash.  The net proceeds from the stock offering were $1.13 billion, of which 50%, or $567.4 million, was contributed to the Bank as a capital contribution, as required by Office of Thrift (“OTS”) regulations.  The other 50%, or $567.4 million, remained at Capitol Federal Financial, Inc., of which $40.0 million was contributed to the Bank’s charitable foundation, Capitol Federal Foundation, and $47.3 million was loaned to the Bank’s ESOP for its purchase of Capitol Federal Financial, Inc. shares in the stock offering.

We have been, and intend to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve.  We attract retail deposits from the general public and invest those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences.  To a much lesser extent, we also originate consumer loans, loans secured by first mortgages on non-owner-occupied one- to four-family residences, multi-family and commercial real estate loans and construction loans.  While our primary business is the origination of one- to four-family mortgage loans funded through retail deposits, we also purchase whole one- to four-family mortgage loans from correspondent lenders located within our market areas and select market areas in Missouri and from nationwide lenders, and invest in certain investment and MBS funded through retail deposits, advances from FHLB, and repurchase agreements.  The Company is significantly affected by prevailing economic conditions including federal monetary and fiscal policies and federal regulation of financial institutions.  Deposit balances are influenced by a number of factors including interest rates paid on competing personal investment products, the level of personal income, and the personal rate of savings within our market areas.  Lending activities are influenced by the demand for housing and other loans, changing loan underwriting guidelines, as well as interest rate pricing competition from other lending institutions.  The primary sources of funds for lending activities include deposits, loan repayments, investment income, borrowings, and funds provided from operations.

The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, MBS, investment securities and cash, and the interest paid on deposits and borrowings.  On a weekly basis, management reviews deposit flows, loan demand, cash levels, and changes in several market rates to assess all pricing strategies.  We generally price our loan and deposit products based upon an analysis of our competition and changes in market rates.  The Bank generally prices its first mortgage loan products based on secondary market and competitor pricing.  Generally, deposit pricing is based upon a survey of competitors in the Bank’s market areas, and the need to attract funding and retain maturing deposits.  The majority of our loans are fixed-rate products with maturities up to 30 years, while the majority of our deposits have maturity or repricing dates of less than two years.

During fiscal year 2010 and into the first quarter of fiscal year 2011, the economy began to show signs of recovery, as evidenced by increases in consumer spending and the stabilization of the labor market, the housing sector, and financial markets.  However, unemployment levels remained elevated and unemployment periods prolonged, and demand for housing was weak due to distressed sales, increased inventory due to foreclosures and tightened lending standards.  In an effort to support mortgage lending and housing market recovery, and to help improve credit conditions overall, the Federal Open Market Committee of the Federal Reserve has maintained the overnight lending rate between zero and 25 basis points since December 2008.  At the November 2010 Federal Open Market Committee meeting, the Committee announced a second round of quantitative easing.  Under this new program, the Federal Reserve is committed to purchasing $600 billion, or approximately $75 billion per month, of Treasury securities over the next eight months.  By doing this, the Federal Reserve will effectively increase the amount of excess reserves in the banking system and intends to reduce long-term interest rates in an effort to help stimulate the economy.

The historically low interest rate environment during the past two fiscal years spurred an increased demand for our loan modification program and mortgage refinances.  Our loan modification program allows existing loan customers, whose loans have not been sold to third parties and who have been current on their contractual loan payments for the previous 12 months, the opportunity to modify, for a fee, their original loan terms to current loan terms being offered.   During the first quarter of fiscal year 2011 and all of fiscal year 2010, the Bank modified $544.9 million and $545.1 million of originated loans, respectively, with a weighted average rate decrease of 98 and 87 basis points, respectively.  Additionally, the Bank refinanced $151.0 million and $153.6 million of its customers’ loans during the first quarter of fiscal year 2011 and all of fiscal year 2010, respectively.

Total assets increased $1.31 billion, from $8.49 billion at September 30, 2010 to $9.80 billion at December 31, 2010, due primarily to the corporate reorganization completed in December 2010.  The increase in assets was primarily in cash and cash equivalents as a result of the stock offering.  Management anticipates the majority of the net proceeds from the stock offering will be invested in securities during the second quarter of fiscal year 2011. Capitol Federal Financial, Inc. plans to use the cash from the stock offering to buy short-term securities with laddered maturities in order to provide cash flows that can be used to repurchase stock, when allowed by federal banking regulations, or that can be reinvested into higher yielding assets if interest rates rise.  The Bank plans to use the cash from the stock offering to purchase securities that are consistent with the Bank’s current investment portfolio.  These securities will have a shorter risk profile than the Bank’s long-term fixed-rate mortgage portfolio in order to help shorten the overall duration of the Bank’s total assets.  The yields on these securities will be less than the yields on the Bank’s current investment portfolio due to the lower interest rate environment, which will result in a decline in our net interest margin in the short term.  The intent of the Bank’s investment portfolio is to create a steady stream of cash flows that can be redeployed into other assets as the Bank grows the loan portfolio or be reinvested into higher yielding assets should interest rates rise.

Non-performing loans decreased $969 thousand from $32.0 million at September 30, 2010 to $31.0 million at December 31, 2010.  The balance of non-performing loans continues to remain at historically high levels due to the continued elevated level of unemployment coupled with the decline in real estate values, particularly in some of the states in which we have purchased loans.  Despite the current economic operating environment and some deterioration in our portfolio, particularly the purchased loan portfolio, we believe that our overall credit quality continues to compare favorably to the industry and our peers.

The Company reported a net loss of $11.3 million for the quarter ended December 31, 2010, compared to net income of $21.0 million for the quarter ended December 31, 2009.  The net loss in the current quarter was due to the $40.0 million ($26.0 million, net of income tax benefit) contribution to the Foundation in connection with the corporate reorganization.  Net interest income for the quarter ended December 31, 2010 was $40.0 million compared to $44.9 million in the same quarter of the prior year.  The $4.9 million decrease was a result of an $11.6 million decrease in interest and dividend income, partially offset by a $6.8 million decrease in interest expense.  The Bank recorded a provision for loan losses of $650 thousand during the current quarter primarily due to the increase/establishment of SVAs on purchased loans, compared to a $3.1 million provision for loan losses for the quarter ended December 31, 2009.  Other income decreased $6.8 million, from $13.1 million for the quarter ended December 31, 2009 to $6.3 million for the quarter ended December 31, 2010.  The decrease in other income was primarily due to a $6.5 million gain on the sale of securities in the prior year and no similar gain in the current year.

Currently, the Bank has no plans to open any branches in our market areas during fiscal year 2011.  We have a branch scheduled to open in early fiscal year 2012 in our Kansas City market area.  Management continues to consider expansion opportunities in all of our market areas.

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

Critical Accounting Policies

Our most critical accounting policies are the methodologies used to determine the ALLL, other-than-temporary declines in the value of securities and fair value measurements.  These policies are important to the presentation of our financial condition and results of operations, involve a high degree of complexity, and require management to make difficult and subjective judgments that may require assumptions or estimates about highly uncertain matters.  The use of different judgments, assumptions, and estimates could cause reported results to differ materially.  These critical accounting policies and their application are reviewed at least annually by our audit committee.  For a full discussion of our critical accounting policies, see Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Financial Condition

Total assets increased $1.31 billion, from $8.49 billion at September 30, 2010 to $9.80 billion at December 31, 2010, due to the corporate reorganization during the first quarter of fiscal year 2011.  The increase in assets was primarily in cash and cash equivalents as a result of the stock offering.  Management anticipates the majority of the net proceeds from the stock offering will be invested in securities during the second quarter of fiscal year 2011.  Capitol Federal Financial, Inc. plans to use the cash from the offering to buy short-term securities with laddered maturities in order to provide cash flows that can be used to repurchase stock, when allowed by federal banking regulations, or that can be reinvested into higher yielding assets if interest rates rise.  The Bank plans to use the cash from the stock offering to purchase securities that are consistent with the Bank’s current investment portfolio.  These securities will have a shorter risk profile than the Bank’s long-term fixed-rate mortgage portfolio in order to help shorten the overall duration of the Bank’s total assets.  The intent of the Bank’s investment portfolio is to create a steady stream of cash flows that can be redeployed into other assets as the Bank grows the loan portfolio or be reinvested into higher yielding assets should interest rates rise.

	Balance at
	December 31,	September 30,	June 30,	March 31,	December 31,
	2010	2010	2010	2010	2009
	(Dollars in thousands, except per share amounts)

Total assets	$9,798,294	$8,487,130	$8,543,357	$8,485,465	$8,374,762
Cash and cash equivalents	1,329,861	65,217	75,886	60,735	105,128
AFS securities	923,125	1,060,366	1,163,416	1,354,884	1,539,097
HTM securities	2,119,826	1,880,154	1,660,271	1,372,857	990,815
Loans receivable, net	5,121,018	5,168,202	5,316,172	5,380,852	5,423,923
Capital stock of FHLB	121,768	120,866	136,055	135,050	134,064
Deposits	4,682,101	4,386,310	4,373,844	4,319,066	4,227,252
Advances from FHLB	2,350,126	2,348,371	2,396,637	2,395,842	2,394,214
Other borrowings	668,609	668,609	713,609	713,609	713,609
Stockholders' equity	2,018,973	961,950	960,000	946,073	941,999
Equity to total assets at end of period	20.6%	11.3%	11.2%	11.1%	11.2%
Bank tangible equity ratio (1)	13.9%	9.8%	9.7%	10.0%	10.1%
Book value per share	$12.50	$13.11	$13.09	$12.91	$12.86

(1)	See tangible equity to GAAP equity reconciliation in “Liquidity and Capital Resources – Regulatory Capital.”

Loans Receivable.  The loans receivable portfolio decreased $47.2 million from $5.17 billion at September 30, 2010 to $5.12 billion at December 31, 2010.  For the three months ended December 31, 2010, principal repayments on loans exceeded originations, refinances, and purchases by $43.4 million. Mortgage origination volume, in general, has decreased from the prior year as the market demand for lending was reduced and the Bank did not actively pursue the purchase of loans.  Refinance activity increased, though, due to the decline in mortgage rates during the current quarter and customer perceptions that the decline in mortgage rates may be nearing an end.

The Bank did not purchase any one- to four-family loans from nationwide lenders during the first quarter of fiscal year 2011.    The Bank is working to expand the number of relationships with third parties from whom it may buy loans in the future.  At December 31, 2010, one- to four-family loans purchased from nationwide lenders represented 10% of our loan portfolio and were secured by properties located in 47 of the continental United States.  At December 31, 2010, one- to four-family purchased loans from nationwide lenders in the following states comprised 5% or greater of total one- to four-family purchased loans: Illinois 12%; Florida 8%, Texas 7%, New York 7%, and Arizona 5%.  As of December 31, 2010, the average balance of a one-to four-family purchased nationwide loan was approximately $340 thousand, the average balance of a one- to four-family correspondent loan was approximately $275 thousand, and the average balance of a one- to four-family originated loan was approximately $123 thousand.

Included in the loan portfolio at December 31, 2010 were $187.4 million of adjustable-rate mortgage (“ARM”) loans that were originated as interest-only. Of these interest-only loans, $147.8 million were purchased from nationwide lenders, primarily during fiscal year 2005.  Interest-only ARM loans do not typically require principal payments during their initial term, and have initial interest-only terms of either five or ten years.  The $147.8 million of purchased interest-only ARM loans had a weighted average credit score of 716 and a weighted average LTV ratio of 77% at December 31, 2010.  The credit scores were updated in December 2010.  The LTV ratios are based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent bank appraisal, BPO or AVM, if available.  The Bank has not purchased any interest-only ARM loans since 2006 and discontinued offering the product in its local markets during 2008 to reduce future credit risk.  At December 31, 2010, $103.8 million, or 55%, of interest-only loans were still in their interest-only payment term.  As of December 31, 2010, $13.6 million will begin to amortize principal within two years, $66.1 million will begin to amortize principal within two-to-five years and the remaining $24.1 million will begin to amortize principal within five-to-eight years.   At December 31, 2010, $13.1 million, or 43% of non-performing loans, were interest-only ARMs and $2.9 million was reserved in the ALLL for these loans.  Of the $13.1 million non-performing interest-only ARM loans, $6.0 million, or 46%, were still in the interest-only payment term.  Non-performing interest-only ARM loans represented approximately 7% of the total interest-only ARM loan portfolio at December 31, 2010.  See additional discussion regarding non-performing purchased loans in “Asset Quality – Loans and REO.”

Historically, the Bank’s underwriting guidelines have provided the Bank with loans of low delinquencies, and low levels of non-performing assets compared to national levels.  Of particular importance is the complete documentation required for each loan the Bank originates and purchases.  This allows the Bank to make a well informed credit decision based upon a thorough assessment of the borrower’s ability to repay the loan, compared to underwriting methodologies that do not require full documentation.  As a result of our traditional underwriting guidelines and our requirement for correspondent and nationwide lenders to follow our underwriting guidelines, the Bank has not requested any correspondent lender or nationwide lender to repurchase loans during the first quarter of fiscal year 2011.  Additionally, the Bank has not been required to repurchase any sold loans during the first quarter of fiscal year 2011.

The following table presents loan origination, refinance and purchase activity for the periods indicated.  Loan originations, purchases and refinances are reported together.  The fixed-rate one- to four-family loans less than or equal to 15 years have an original maturity at origination of less than or equal to 15 years, while fixed-rate one- to four-family loans greater than 15 years have an original maturity at origination of greater than 15 years.  The adjustable-rate one- to four-family loans less than or equal to 36 months have a term to first reset of less than or equal to 36 months at origination and adjustable-rate one- to four-family loans greater than 36 months have a term to first reset of greater than 36 months at origination. Of the $275.7 million of one- to four-family loan originations and refinances in the table below, 78% had loan values below $417 thousand and 22% had loan values in excess of $417 thousand.  Of the $8.9 million of correspondent purchases, 6% had loan values below $417 thousand and 94% had loan values in excess of $417 thousand.

	For the Three Months Ended
	December 31, 2010			December 31, 2009
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-Rate:	(Dollars in thousands)
One- to four-family
<= 15 years	$105,951	3.75%	34.7%	$56,955	4.60%	21.9%
> 15 years	142,533	4.30	46.7	117,783	5.10	45.4
Other real estate	892	6.00	0.3	--	--	--
Home equity	585	6.89	0.2	1,500	7.45	0.6
Other consumer	267	8.24	0.1	418	8.86	0.2
Total fixed-rate	250,228	4.09	82.0	176,656	4.97	68.1

Adjustable-Rate:
One- to four-family
<= 36 months	1,303	2.96	0.4	32,945	3.34	12.7
> 36 months	34,803	3.51	11.4	26,870	4.36	10.3
Other real estate	--	--	--	--	--	--
Home equity	18,281	4.79	6.0	21,810	4.86	8.4
Other consumer	564	4.22	0.2	1,190	4.73	0.5
Total adjustable-rate	54,951	3.93	18.0	82,815	4.09	31.9

Total originations, refinances and purchases	$305,179	4.06%	100.0%	$259,471	4.69%	100.0%

Purchased/participation loans included above:
Fixed-Rate:
Correspondent	$4,977	4.38%		$17,811	5.09%
Nationwide	--	--		2,338	5.05
Adjustable-Rate:
Correspondent	3,954	3.96		9,697	4.49
Nationwide	--	--		35,233	3.47
Total purchased loans	$8,931	4.20%		$65,079	4.12%

In an effort to offset the impact of repayments and to retain our customers, the Bank offers existing one- to four-family loan customers whose loans have not been sold to third parties who have been current on their contractual loan payments for the previous 12 months the opportunity to modify their original loan terms to new loan terms generally consistent with those currently being offered.  During the three months ended December 31, 2010, the Bank modified $544.9 million of loans, with a weighted average rate decrease of 98 basis points.  Loan modification activity is not included in the table above because a new loan is not generated at the time of modification.

Excluding Bank customer refinances of $151.0 million and $38.3 million during the first quarter of fiscal year 2011 and 2010, respectively, loan origination volume decreased year-over-year.  Mortgage origination volume, in general, has decreased from the prior year as the market demand for lending has been reduced due to the high level of unemployment and declines in residential real estate values of those wanting to sell.  Bank customer refinance activity increased, though, due to the decline in mortgage rates during the current quarter and customers’ perceptions that the decline in mortgage rates may be nearing an end.   The Bank did not purchase any one- to four-family loans

from nationwide lenders during the first quarter of fiscal year 2011.  Management is working to enhance and expand our network of relationships and partnerships related to our correspondent and nationwide purchase programs.  Management intends to pursue opportunities to purchase mortgage loans in the future through enhanced business development efforts that adhere to selective geographical locations and the Bank’s underwriting guidelines.  Enhancements include the development of new quality business partners, including lenders for sources of business, a subservicer to service loans in nationwide locations, third party services for due diligence, and technological assistance to create greater efficiencies.

The Bank generally prices its first mortgage loan products based on secondary market and competitor pricing.   During the three months ended December 31, 2010, the average rate offered on the Bank’s 30-year fixed-rate one- to four-family loans, with no points paid by the borrower, was approximately 170 basis points above the average 10-year Treasury rate, while the average rate offered on the Bank’s 15-year fixed-rate one- to four-family loans was approximately 100 basis points above the average 10-year Treasury rate.

The following table summarizes our one- to four-family loan commitments for originations and purchases as of December 31, 2010 and 2009.  Commitments to originate one- to four-family loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a rate lock fee.  Some of the commitments are expected to expire without being fully drawn upon; therefore, the amount of total commitments disclosed below does not necessarily represent future cash requirements.

	December 31,
	2010	2009
	Amount	Amount
	(Dollars in thousands)

Originate fixed-rate	$116,267	$67,429
Originate adjustable-rate	24,789	12,044
Purchase fixed-rate	11,504	15,947
Purchase adjustable-rate	8,888	8,794
	$161,448	$104,214

The following table presents annualized prepayment speeds for the quarter ended December 31, 2010 by interest rate tier of our fixed-rate one- to four-family loan portfolio, including our fixed-rate one- to four-family construction loans.  Loan modifications and refinances are considered a prepayment and are included in the prepayment speeds presented below.  During the quarter ended December 31, 2010, $516.8 million of fixed-rate loans were modified and $129.7 million of fixed-rate loans were refinanced.

	Original Term
	15 years or less			More than 15 years
		Prepayment Speed (annualized)			Prepayment Speed (annualized)
Rate	Principal	Includes	Excludes	Principal	Includes	Excludes
Range	Balance	Modifications	Modifications	Balance	Modifications	Modifications
	(Dollars in thousands)

< =4.50%	$383,703	42.07%	17.45%	$635,506	27.11%	5.16%
4.51 - 4.99%	283,381	75.36	33.94	259,237	68.43	15.02
5.00 - 5.50%	254,572	57.25	28.60	1,438,143	92.52	23.62
5.51 - 5.99%	56,531	54.67	29.93	344,509	79.44	21.42
6.00 - 6.50%	26,188	36.93	19.99	271,951	64.80	23.21
6.51 - 6.99%	7,672	32.37	12.22	45,065	38.25	23.64
>=7.00%	4,331	5.98	5.98	34,699	20.15	11.45
Total	$1,016,378	58.09%	27.02%	$3,029,110	78.52%	20.85%

We attempt to mitigate the repricing risk of our fixed-rate one- to four-family loan portfolio by the interest rates we offer and through the terms of our modification program.  Management closely monitors competitors’ rates and also considers interest rate risk and net interest income when setting offered rates.  Through our modification program a borrower can modify the rate and/or term of their loan in less time than it takes to process a refinance, and for a cost that is less than a refinance, if they have been current on their payments for the previous 12 months and the loan has not been sold to a third party.  At December 31, 2010, the fixed rates offered through our modification program were at least 12 basis points higher than a similar new origination or refinance.  This allows the Bank to retain the modified loan and achieve a rate slightly above current market rate.

We manage the reinvestment risk of loan prepayments through our interest rate risk and asset management strategies.  Principal repayments exceeded originations, refinances, and purchases by $43.4 million for first quarter of fiscal year 2011.  In recent periods, principal repayments in excess of loan originations and purchases have been reinvested in shorter-term MBS and investment securities at lower market rates than our loan portfolio, which reduces our interest rate spread.  If, however, market rates were to rise, the short-term nature of the securities may allow management the opportunity to reinvest the maturing funds at a higher rate.

The following table summarizes the activity in the loan portfolio for the periods indicated, excluding changes in loans in process, deferred fees, and ALLL.  Bank customer refinances are included in “repayments.”  Purchased loans include purchases from correspondent and nationwide lenders.  Loan modification activity is not included in the activity in the following table because a new loan is not generated at the time of modification.  The modified balance and rate are, however, included in the ending loan portfolio balance and rate.

	For the Three Months Ended
	December 31, 2010		September 30, 2010		June 30, 2010		March 31, 2010
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$5,209,313	5.07%	$5,361,472	5.14%	$5,425,458	5.19%	$5,463,744	5.23%
Originations and refinances:
Fixed	245,251	4.08	94,048	4.64	137,012	4.96	107,694	4.93
Adjustable	50,997	3.93	39,170	4.33	34,033	4.62	38,779	4.44
Purchases:
Fixed	4,977	4.38	6,850	5.05	8,590	5.15	12,417	5.03
Adjustable	3,954	3.96	1,417	4.40	10,737	5.58	14,011	4.03
Repayments	(348,545)		(288,626)		(250,098)		(208,015)
Other (1)	(2,628)		(5,018)		(4,260)		(3,172)
Ending balance	$5,163,319	4.87%	$5,209,313	5.07%	$5,361,472	5.14%	$5,425,458	5.19%

(1) “Other” consists of transfers to REO, modification fees advanced, and reductions in commitments.

The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for undisbursed loan funds, unearned loan fees and deferred costs, and the ALLL) as of the dates indicated.  The weighted average portfolio rate decreased 20 basis points from 5.07% at September 30, 2010 to 4.87% at December 31, 2010, primarily due to modifications, refinances and ARM loans repricing down during the current quarter.  Within the one- to four-family loan portfolio at December 31, 2010, 79% of the loans had a current balance of less than $417 thousand.

	December 31, 2010			September 30, 2010
	Amount	Average Rate	% of Total	Amount	Average Rate	% of Total
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$4,876,547	4.83%	94.5%	$4,915,651	5.03%	94.4%
Multi-family and commercial	64,280	6.18	1.3	66,476	6.24	1.3
Construction	37,487	4.64	0.7	33,168	4.90	0.6
Total real estate loans	4,978,314	4.85	96.5	5,015,295	5.05	96.3

Consumer Loans:
Home equity	177,577	5.53	3.4	186,347	5.55	3.6
Other	7,428	5.57	0.1	7,671	5.66	0.1
Total consumer loans	185,005	5.53	3.5	194,018	5.55	3.7
Total loans receivable	5,163,319	4.87%	100.0%	5,209,313	5.07%	100.0%

Less:
Undisbursed loan funds	17,258			15,489
Unearned loan fees and deferred costs	10,320			10,730
ALLL	14,723			14,892
Total loans receivable, net	$5,121,018			$5,168,202

Asset Quality – Loans and REO

The Bank’s traditional underwriting guidelines have provided the Bank with generally low delinquencies and low levels of non-performing assets compared to national levels.  Of particular importance is the complete and full documentation required for each loan the Bank originates and purchases.  This allows the Bank to make an informed credit decision based upon a thorough assessment of the borrower’s ability to repay the loan compared to underwriting methodologies that do not require full documentation.  See additional discussion regarding underwriting standards in “Lending Practices and Underwriting Standards” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

In the following asset quality discussion, loans purchased from correspondent lenders are included with originated loans, and loans purchased from nationwide lenders are reported as purchased loans.  The underwriting of loans purchased through correspondent lenders is generally performed by our underwriters, using the Bank’s underwriting standards, and the Bank services the loans; therefore, these loans are included with our originated loans.

For one- to four-family loans and home equity loans, when a borrower fails to make a loan payment 15 days after the due date, a late charge is assessed and a notice is mailed.  Collection personnel review all delinquent loan balances more than 16 days past due.    Attempts to contact the borrower occur by personal letter and, if no response is received, by telephone, with the purpose of establishing repayment arrangements for the borrower to bring the loan current.  Repayment arrangements must be approved by a designated bank officer.  Once a loan becomes 90 days delinquent, a demand letter is issued requiring the loan to be brought current or foreclosure procedures will be implemented.  Generally, when a loan becomes 120 days delinquent, and an acceptable repayment plan has not been established, the loan is forwarded to legal counsel to initiate foreclosure.  We also monitor whether mortgagors who filed for bankruptcy are meeting their obligation to pay the mortgage debt in accordance with the terms of the bankruptcy petition.

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

As a result of recent industry-wide issues related to foreclosure practices, the Bank evaluated its foreclosure procedures and guidelines and management believes the Bank is handling foreclosures in an appropriate manner.  Additionally, the majority of the servicers of our nationwide purchased loans have not reported any issues with respect to their foreclosure processes.  At December 31, 2010, we had $4.7 million of loans serviced by nationwide servicers who have reported issues with their foreclosure processes; however, none of the loans serviced by these servicers were in foreclosure at December 31, 2010.

Delinquent and non-performing loans and REO
The following tables present the Company’s 30 to 89 day delinquent loans, non-performing loans, and REO at the dates indicated.  Non-performing loans are non-accrual loans that are 90 or more days delinquent or are in the process of foreclosure.  At all dates presented, there were no loans 90 or more days delinquent that were still accruing interest.  Loans classified as TDRs are not included in delinquent or non-performing loans unless the restructured loans are 30 to 89 days or 90 or more days delinquent.  REO includes assets acquired in settlement of loans.  Non-performing assets include non-performing loans and REO.

	Loans Delinquent for 30 to 89 Days
	December 31,		September 30,		June 30,		March 31,		December 31,
	2010		2010		2010		2010		2009
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	181	$20,009	175	$17,613	154	$15,581	143	$14,574	184	$19,468
Purchased	35	7,573	34	6,047	31	6,629	39	9,846	44	11,464
Multi-family and commercial	--	--	--	--	--	--	--	--	1	5
Construction	--	--	--	--	--	--	--	--	--	--
Consumer Loans:
Home equity	47	767	50	874	44	806	35	670	49	1,021
Other	24	313	16	183	17	96	13	62	24	114
	287	$28,662	275	$24,717	246	$23,112	230	$25,152	302	$32,072
30 to 89 days delinquent loans
to total loans receivable, net		0.56%		0.48%		0.43%		0.47%		0.59%

	December 31,		September 30,		June 30,		March 31,		December 31,
	2010		2010		2010		2010		2009
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Non-performing loans:
One- to four-family:
Originated	125	$13,248	109	$12,884	105	$10,538	107	$9,892	104	$10,040
Purchased	53	17,176	60	18,375	73	22,090	76	23,407	70	21,912
Multi-family and commercial	--	--	--	--	--	--	--	--	--	--
Construction	--	--	--	--	--	--	--	--	--	--
Consumer Loans:
Home equity	29	530	31	685	31	516	41	720	32	516
Other	8	33	6	12	9	36	6	18	6	9
	215	30,987	206	31,956	218	33,180	230	34,037	212	32,477

Non-performing loans as a percentage
of total loans receivable, net		0.61%		0.62%		0.62%		0.63%		0.60%

REO:
One- to four-family:
Originated (1)	71	7,307	73	6,172	59	4,738	59	5,450	50	4,726
Purchased	19	3,672	17	3,748	11	2,412	8	1,411	9	1,911
Multi-family and commercial	--	--	--	--	--	--	--	--	--	--
Construction	--	--	--	--	--	--	--	--	--	--
Consumer Loans:
Home equity	--	--	--	--	--	--	--	--	--	--
Other	--	--	--	--	--	--	--	--	--	--
	90	10,979	90	9,920	70	7,150	67	6,861	59	6,637

Total non-performing assets	305	$41,966	296	$41,876	288	$40,330	297	$40,898	271	$39,114

Non-performing assets
as a percentage of total assets		0.43%		0.49%		0.47%		0.48%		0.47%
   (1)  Real estate related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

The following table presents the weighted average percentage of one- to four-family loans, by principal balance, that entered the 30 to 89 days delinquent category during the 12 months ended December 31, 2010 that paid off, returned to performing status, stayed 30 to 89 days delinquent, or progressed to the non-performing or REO categories.

	30 to 89 Day Delinquent Loan Trend Analysis
			30 to 89 Days	Non-
	Paid Off	Performing	Delinquent	Performing	REO	Total
Originated	3.5%	41.7%	34.0%	17.9%	2.9%	100.0%
Purchased	1.4	29.0	37.8	30.5	1.3	100.0
Total Portfolio Average	2.8%	37.7%	34.6%	22.5%	2.4%	100.0%

Loans 30 to 89 days delinquent increased $4.0 million from $24.7 million at September 30, 2010 to $28.7 million at December 31, 2010.  The $4.0 million increase was primarily composed of a $2.4 million increase in originated one- to four-family loans and a $1.5 million increase in purchased one- to four-family loans.  Our local market areas did not feel the impact of the negative economic conditions felt by a large portion of the U.S. until recently, thereby resulting in a lag in delinquencies on our originated loan portfolio compared to our purchased loan portfolio.

Non-performing loans decreased $1.0 million from $32.0 million at September 30, 2010 to $31.0 million at December 31, 2010.  The $1.0 million decrease was primarily composed of a $1.2 million decrease in purchased one- to four-family loans, partially offset by a $364 thousand increase in originated one- to four-family loans.  The decrease in purchased one- to four-family loans was due to the loans moving to REO, short sales and loans paying off, and fewer loans moving into the non-performing loan category.

At December 31, 2010, one- to four-family non-performing loans totaled $30.4 million, 65% of which had LTV ratios greater than 80%.  At origination, these loans generally had LTV ratios less than 80%, but as a result of declines in real estate values as reflected in updated appraisals, BPOs and AVMs, the LTV ratios are now in excess of 80%.  Of these loans, 21% have PMI which reduces or eliminates the Bank’s exposure to loss.  The balance of one- to four-family non-performing loans with LTV ratios greater than 80% with no PMI was $15.6 million at December 31, 2010.

For LTV and credit score information for the Bank’s one- to four-family loan portfolio, see “Note 4 – Loans Receivable and Allowance for Loan Losses.”

The following table presents the calendar year of origination for originated and purchased one- to four-family loans, excluding construction loans, and the origination year for non-performing originated and purchased one- to four-family loans at December 31, 2010.  The origination date for modified loans is based on when the loan was originated, not the modification date.
						Total
Origination				Originated	Purchased	Non-
Calendar	Originated	Purchased		Non-Performing	Non-Performing	Performing
Year	Loans	Loans	Total Loans	Loans	Loans	Total
	(Dollars in thousands)

2002 and prior	$592,563	$13,369	$605,932	$3,362	$356	$3,718
2003	332,489	24,613	357,102	1,571	638	2,209
2004	255,852	177,577	433,429	1,944	5,711	7,655
2005	330,036	170,431	500,467	1,604	9,766	11,370
2006	350,451	14,811	365,262	2,922	705	3,627
2007	479,089	173	479,262	990	--	990
2008	528,671	58,832	587,503	553	--	553
2009	828,971	69,912	898,883	302	--	302
2010	642,426	6,281	648,707	--	--	--
	$4,340,548	$535,999	$4,876,547	$13,248	$17,176	$30,424

The following table presents the top twelve states where the properties securing our one- to four-family loans, excluding construction loans, are located and the corresponding balance of 30 to 89 day delinquent loans, non-performing loans and the weighted average LTV ratios for non-performing loans at December 31, 2010.  The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal or the most recent bank appraisal, BPO or AVM, if available.  As a result of updated estimated fair values, the LTV of various non-performing loans in the table below are now in excess of 100%.  We have recorded SVAs on these loans, after taking into consideration potential PMI proceeds.

			Loans 30 to 89
	One- to Four-Family		Days Delinquent		Non-Performing Loans
State	Balance	% of Total	Balance	% of Total	Balance	% of Total	Average LTV
	(Dollars in thousands)

Kansas	$3,633,088	74.4%	$15,104	54.7%	$11,781	38.6%	79%
Missouri	724,931	14.9	5,260	19.1	1,628	5.4	93
Illinois	61,758	1.3	--	--	2,178	7.2	104
Texas	39,627	0.8	732	2.7	247	0.8	62
New York	37,625	0.8	1,040	3.8	720	2.4	97
Florida	40,491	0.8	856	3.1	3,442	11.3	109
Colorado	28,548	0.6	812	2.9	640	2.1	99
Arizona	26,849	0.6	1,080	3.9	2,872	9.4	158
Connecticut	24,790	0.5	--	--	147	0.5	105
Virginia	24,122	0.5	--	--	1,020	3.4	103
New Jersey	23,063	0.5	--	--	660	2.2	67
Minnesota	25,337	0.5	333	1.2	95	0.3	85
Other states	186,318	3.8	2,365	8.6	4,994	16.4	108
	$4,876,547	100.0%	$27,582	100.0%	$30,424	100.0%	98%

Impaired loans
A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Management considers the following loans to be impaired loans: all non-accrual loans, loans classified as substandard, loans with SVAs, and TDRs that have not been performing under the new terms for 12 consecutive months or are required by the accounting literature to be classified as a TDR for the life of the loan.  Impaired loans totaled $60.9 million at December 31, 2010, of which $30.7 million were classified as TDRs.

ALLL and provision for loan losses
Management maintains an ALLL to absorb known and inherent losses in the loan portfolio based on ongoing quarterly assessments of the loan portfolio.  Our allowance for loan loss methodology considers a number of quantitative and qualitative factors, including the trend and composition of our delinquent and non-performing loans, results of foreclosed property transactions, and the status and trends of the local and national economies and housing markets.  Our local market areas did not experience significant fluctuations in home values over the past ten years as did other areas of the U.S.  The ALLL is maintained through provisions for loan losses which are charged to income.  The provision for loan losses is established after considering the results of management’s quarterly assessment of the ALLL.  During the first quarter of fiscal year 2011, the Company recorded a provision for loan losses of $650 thousand, primarily related to establishing or increasing SVAs on purchased loans.  See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 and “Note 1 – Summary of Significant Accounting Policies” for a full discussion of our ALLL methodology.  For additional information regarding our ALLL activity during the first quarter of fiscal year 2011, see “Note 4 – Loans Receivable and Allowance for Loan Losses.”

The following table presents the Company’s allocation of the ALLL to each respective loan category at December 31, 2010 and September 30, 2010.  At December 31, 2010 and September 30, 2010, our ratio of ALLL to non-performing loans was 47.51% and 46.60%, respectively, and our ratio of ALLL to loans receivable, net was 0.29% at both period ends.

	At				At
	December 31, 2010				September 30, 2010
				% of Loans				% of Loans
	Amount of ALLL	% of ALLL to Total ALLL	Total Loans	to Total Loans	Amount of ALLL	% of ALLL to Total ALLL	Total Loans	to Total Loans
	(Dollars in thousands)
One- to four-family:
Originated	$3,599	24.4%	$4,340,548	84.2%	$3,801	25.5%	$4,350,772	83.5%
Purchased	10,438	71.0	535,999	10.4	10,425	70.0	564,879	10.8
Multi-family and commercial	270	1.8	64,280	1.2	275	1.9	66,476	1.3
Construction	12	0.1	37,487	0.7	12	0.1	33,168	0.6
Consumer:
Home equity	326	2.2	177,577	3.4	319	2.1	186,347	3.6
Other consumer	78	0.5	7,428	0.1	60	0.4	7,671	0.2
	$14,723	100.0%	$5,163,319	100.0%	$14,892	100.0%	$5,209,313	100.0%

Securities.  The following table presents the distribution of our MBS and investment securities portfolios, at amortized cost, at the dates indicated.  Overall, fixed-rate securities comprised 76% of these portfolios at December 31, 2010.  The weighted average life (“WAL”) is the estimated remaining maturity after projected prepayment speeds and projected call option assumptions have been applied.  The increase in the WAL between September 30, 2010 and December 31, 2010 was due primarily to the increase in interest rates between time periods.  This increase in interest rates resulted in a reduction in the prepayment expectations for the MBS and fewer callable bonds expected to be called.  The decrease in the yield between September 30, 2010 and December 31, 2010 was primarily a result of prepayments of MBS and early repayment of callable agency debentures with yields higher than that of the existing portfolio which were reinvested in lower-yielding securities. Yields on tax-exempt securities are not calculated on a taxable equivalent basis.

	December 31, 2010			September 30, 2010			December 31, 2009
	Balance	WAL	Yield	Balance	WAL	Yield	Balance	WAL	Yield
	(Dollars in thousands)
Fixed-rate securities:
MBS	$943,876	2.75	4.02%	$860,798	3.02	4.47%	$923,500	3.62	4.81%
GSE debentures	1,279,130	1.46	1.24	1,258,980	0.64	1.39	576,698	1.22	1.94
Municipal bonds	65,624	2.84	2.96	70,605	2.76	2.95	71,982	3.47	3.00
Total fixed-rate securities	2,288,630	2.03	2.43	2,190,383	1.64	2.64	1,572,180	2.73	3.67

Adjustable-rate securities:
MBS	705,640	6.16	3.35	695,192	4.26	3.43	904,331	6.61	3.86
Trust preferred securities	3,715	26.47	1.56	3,721	26.73	1.96	3,762	27.47	1.92
Total adjustable-rate securities	709,355	6.26	3.34	698,913	4.41	3.42	908,093	6.72	3.86
Total investment portfolio, at amortized cost	$2,997,985	3.04	2.65%	$2,889,296	2.31	2.83%	$2,480,273	4.19	3.74%

Mortgage-Backed Securities.  The balance of MBS, which primarily consists of securities issued by U.S. GSEs, increased $87.4 million from $1.61 billion at September 30, 2010 to $1.70 billion at December 31, 2010.  At December 31, 2010, the MBS held within our portfolio were issued by FHLMC, FNMA and GNMA, with the exception of $2.7 million, which were issued by a private issuer.  Unlike MBS issued by GSEs, the principal and interest payments of privately issued MBS are not guaranteed, although we generally receive a higher interest rate as compensation for the relative increase in credit risk.  Should the underlying mortgages in a privately issued MBS security default on their mortgage payment above the level of credit enhancement, losses could be realized.

The following table provides a summary of the activity in our portfolio of MBS for the periods presented.  The yields and WAL for purchases are presented as recorded at the time of purchase.  The yields for the beginning balances are as of the last day of the period previous to the period presented and the yield for the ending balances are as of the last day of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented.  The weighted average yield of the MBS portfolio decreased from September 30, 2010 to December 31, 2010 due to the maturity and repayment of securities with higher yields than the overall portfolio and adjustable-rate MBS resetting to lower coupons due to a decline in related indices, which are generally based upon short-term interest rates.  The weighted average yield also decreased as a result of purchases of securities with yields lower than the existing portfolio.  The beginning and ending WAL is the estimated remaining maturity after projected prepayment speeds have been applied.  The increase in the WAL at December 31, 2010 compared to September 30, 2010 was due to the increase in long-term interest rates at the end of the quarter which resulted in a reduction in prepayment expectations, thereby lengthening the WAL of the related securities. The increase in the WAL was also due to purchases during the current quarter with a WAL of 4.0 years.

	For the Three Months Ended
	December 31, 2010			September 30, 2010			June 30, 2010			March 31, 2010
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,607,864	4.00%	3.58	$1,620,623	4.15%	3.99	$1,757,310	4.21%	4.07	$1,877,969	4.34%	5.09
Maturities and repayments	(123,577)			(131,861)			(145,432)			(121,635)
Net amortization of premiums/(discounts)	(632)			(457)			(393)			(499)
Purchases:
Fixed	168,300	2.16	3.74	126,394	2.54	3.71	--	--	--	2,042	4.18	7.08
Adjustable	49,436	2.24	5.08	--	--	--	--	--	--	--	--	--
Change in valuation on AFS securities	(6,097)			(6,835)			9,138			(567)
Ending balance - carrying value	$1,695,294	3.73%	4.21	$1,607,864	4.00%	3.58	$1,620,623	4.15%	3.99	$1,757,310	4.21%	4.07

The following table presents the annualized prepayment speeds for the quarter ended December 31, 2010, which represents prepayments during October, November and December 2010, and net premiums/discounts by interest rate tier of our fixed-rate MBS portfolio, at amortized cost, based on the underlying weighted average loan rate.  Our fixed-rate MBS portfolio is somewhat less sensitive than our fixed-rate one- to four-family loan portfolio to repricing risk due to external refinancing barriers such as unemployment, income changes, and decreases in property values, causing barriers to refinancing to be generally more pronounced outside of our local market areas.  However, we are unable to control the interest rates and/or governmental programs that could impact the loans in our fixed-rate MBS portfolio, and are therefore more likely to experience reinvestment risk due to principal prepayments as any effort by the government to reduce or eliminate these barriers could result in an increase in the prepayment of these assets.  Additionally, prepayments impact the amortization/accretion of premiums/discounts on our MBS portfolio.  As prepayments increase, the related premiums/discounts are amortized/accreted at a faster rate.  The amortization of premiums decreases interest income while the accretion of discounts increases interest income.  As noted in the table below, the fixed-rate MBS portfolio had a net premium of $9.0 million as of December 31, 2010.  Given that the weighted average coupon on the underlying loans in this portfolio are above market rates at December 31, 2010, the Bank could experience an increase in the premium amortization should prepayment speeds increase significantly, potentially reducing future interest income.

	Original Term
	15 years or less		More than 15 years
		Prepayment		Prepayment		Net
	Amortized	Speed	Amortized	Speed		Premium/
Rate Range	Cost	(annualized)	Cost	(annualized)	Total	(Discount)
	(Dollars in thousands)

< =3.99%	$167,032	0.69%	$--	--%	$167,032	$5,407
4.00 - 4.50%	143,810	16.48	--	--	143,810	3,798
4.51 - 4.99%	243,847	26.05	3,867	0.33	247,714	(424)
5.00 - 5.50%	153,556	31.06	10,730	34.62	164,286	(109)
5.51 - 5.99%	97,984	27.65	62,729	38.69	160,713	72
6.00 - 6.50%	17,398	34.37	22,078	34.94	39,476	63
6.51 - 6.99%	3,243	16.58	11,836	22.70	15,079	148
>=7.00%	--	--	5,766	11.25	5,766	10
Total	$826,870	20.52%	$117,006	33.37%	$943,876	$8,965

Average Rate	4.74%		5.92%		4.89%
Average remaining
term (months)	117		208		128

Investment Securities.  Investment securities, which consist primarily of U.S. GSE debentures (primarily issued by FNMA, FHLMC, or FHLB) and municipal investments, increased $15.0 million, from $1.33 billion at September 30, 2010 to $1.35 billion at December 31, 2010.  The following tables provide a summary of the activity of investment securities for the periods presented.  The yields for the beginning balances are as of the last day of the period previous to the period presented and the yield for the ending balances are as of the last day of the period presented.  The decrease in the yield at December 31, 2010 compared to September 30, 2010 was a result of the early repayment of callable securities and the related cash flows being used to purchase securities with yields lower than the overall portfolio yield.  The beginning and ending WAL’s represent the estimated remaining maturity of the securities after projected call dates have been considered, based upon market rates at each date presented.  The WAL at December 31, 2010 increased from September 30, 2010 due to the increase in interest rates during the current quarter.  The higher interest rates resulted in fewer call options that are expected to be exercised.  As a result, more securities are expected to remain outstanding for a longer period of time, thus increasing the WAL of the portfolio.

	For the Three Months Ended
	December 31, 2010			September 30, 2010			June 30, 2010			March 31, 2010
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$ 1,332,656	1.47%	0.84	$ 1,203,064	1.67%	0.82	$ 970,431	1.76%	1.29	$ 651,943	2.05%	1.65
Maturities and calls	(252,728)			(343,999)			(210,048)			(119,103)
Net amortization of premiums/(discounts)	(799)			(1,034)			(1,051)			(1,053)
Purchases:
Fixed	268,689	1.21	1.89	475,141	1.08	1.19	443,757	1.38	1.11	438,254	1.36	1.02
Adjustable	--	--	--	--	--	--	--	--	--	--	--	--
Change in valuation of AFS securities	(161)			(516)			(25)			390
Ending balance - carrying value	$ 1,347,657	1.32%	1.61	$ 1,332,656	1.47%	0.84	$ 1,203,064	1.67%	0.82	$ 970,431	1.76%	1.29

Liabilities.  Total liabilities increased $254.1 million from $7.53 billion at September 30, 2010 to $7.78 billion at December 31, 2010, due primarily to an increase in deposits of $295.8 million.  The increase in deposits was primarily in the certificate of deposit portfolio, which increased $181.5 million from $2.73 billion at September 30, 2010 to $2.91 billion at December 31, 2010.

Deposits - As noted above, the certificate of deposit portfolio increased $181.5 million between September 30, 2010 and December 31, 2010.  The increase was primarily due to one retail certificate of deposit for $199.0 million with an initial rate of 0.05%.  This certificate of deposit is scheduled to mature in September 2011; however, there may be early withdrawals during fiscal year 2011.  The money market portfolio increased $72.0 million from $942.4 million at September 30, 2010 to $1.01 billion at December 31, 2010.  Of the $72.0 million increase, $40.0 million relates to the contribution to the Foundation as a result of the corporate reorganization in late December 2010.  It is not anticipated that the Foundation will keep the funds in the money market account for an extended period of time.  The remaining increase in the money market portfolio was due to customers reinvesting funds from maturing certificates of deposit into the money market portfolio and some customers maintaining higher cash balances due to the current economic uncertainty and in anticipation of market rates increasing, which would allow them to reinvest at higher rates.  The checking portfolio increased $41.8 million from $482.4 million at September 30, 2010 to $524.2 million at December 31, 2010.  The increase in our checking portfolio was also due to customers keeping more cash readily available, as reflected by a 10% increase in the average customer checking account balance between quarter ends.  If interest rate were to rise, it is possible our money market and checking account customers may withdraw their funds to invest in higher yielding investments outside of the Bank.

The following table presents the amount, average rate and percentage of total deposits for checking, savings, money market and certificates for the periods presented.

	At			At			At			At
	December 31, 2010			September 30, 2010			June 30, 2010			December 31, 2009
		Average	% of		Average	% of		Average	% of		Average	% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Checking	$524,208	0.08%	11.2%	$482,428	0.13%	11.0%	$487,279	0.13%	11.1%	$491,619	0.13%	11.7%
Savings	234,810	0.53	5.0	234,285	0.54	5.3	238,236	0.54	5.5	225,383	0.56	5.3
Money market	1,014,451	0.58	21.7	942,428	0.65	21.5	945,941	0.67	21.6	888,131	0.73	21.0
Certificates	2,908,632	2.08	62.1	2,727,169	2.29	62.2	2,702,388	2.47	61.8	2,622,119	2.83	62.0
	$4,682,101	1.45%	100.0%	$4,386,310	1.61%	100.0%	$4,373,844	1.71%	100.0%	$4,227,252	1.95%	100.0%

At December 31, 2010, $83.7 million in certificates were brokered deposits, unchanged from September 30, 2010.  The $83.7 million of brokered deposits at December 31, 2010 had a weighted average rate of 2.58% and a remaining term to maturity of 3.6 years.  The Bank regularly considers brokered deposits as a source of funding, provided that investment opportunities are balanced with the funding cost. As of December 31, 2010, $108.8 million in certificates were public unit deposits, compared to $109.9 million in public unit deposits at September 30, 2010.  The $108.8 million of public unit deposits at December 31, 2010 had a weighted average rate of 0.39% and a remaining term to maturity of 6 months.  Management will continue to monitor the wholesale deposit market for attractive opportunities relative to the use of proceeds for investments.

The following tables set forth maturity information for our certificate of deposit portfolio at December 31, 2010.

	Amount Due
		More than	More than
	1 year	1 year to	2 to 3	More than
	or less	2 years	years	3 years	Total
	(Dollars in thousands)

0.00 – 0.99%	$412,178	$7,042	$--	$--	$419,220
1.00 – 1.99%	793,352	201,573	31,814	414	1,027,153
2.00 – 2.99%	205,371	75,426	186,876	300,702	768,375
3.00 – 3.99%	284,037	166,563	73,038	24,141	547,779
4.00 – 4.99%	122,113	20,055	2,708	597	145,473
5.00 – 5.99%	632	--	--	--	632
	$1,817,683	$470,659	$294,436	$325,854	$2,908,632

Weighted Average Maturity (in years)					1.22

Weighted Average Maturity for the Retail Certificate of Deposit Portfolio (in years)					1.18

	Maturity
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)

Certificates of deposit less than $100,000	$287,724	$255,723	$553,741	$724,631	$1,821,819
Certificates of deposit of $100,000 or more	198,032	87,771	434,692	366,318	1,086,813
Total certificates of deposit	$485,756	$343,494	$988,433	$1,090,949	$2,908,632

Borrowings - During the current quarter, $200.0 million of fixed-rate FHLB advances with a weighted average contractual rate of 4.71% matured and were replaced with $200.0 million of fixed-rate FHLB advances with a weighted average contractual interest rate of 2.83% for a weighted average term of 83 months.  Also during the current quarter, a maturing $100.0 million repurchase agreement with a contractual rate of 4.23% was replaced with another $100.0 million repurchase agreement with a contractual rate of 3.35% for a term of 84 months.

The following table presents the maturity of FHLB advances, at par, and repurchase agreements as of December 31, 2010.  The balance of FHLB advances excludes the deferred gain on the terminated interest rate swaps and the deferred prepayment penalty.  Management will continue to monitor the Bank’s investment opportunities and balance those opportunities with the cost of FHLB advances or other funding sources.

			Weighted	Weighted
	FHLB	Repurchase	Average	Average
Maturity by	Advances	Agreements	Contractual	Effective
Fiscal year	Amount	Amount	Rate	Rate(1)
	(Dollars in thousands)
2011	$76,000	$100,000	4.20%	4.20%
2012	350,000	150,000	3.67	3.67
2013	525,000	145,000	3.74	4.00
2014	450,000	100,000	3.33	3.96
2015	200,000	20,000	3.50	4.16
2016	275,000	--	3.86	4.39
2017	400,000	--	3.17	3.21
2018	100,000	100,000	2.94	2.94
	$2,376,000	$615,000	3.54%	3.82%

(1)  The effective rate includes the net impact of the amortization of deferred prepayment penalties related to the prepayment of certain FHLB advances and deferred gains related to the termination of interest rate swaps during fiscal year 2008.

The following table presents the maturity of FHLB advances and repurchase agreements for the next four quarters as of December 31, 2010.

		Weighted
		Average
Maturity by		Contractual
Quarter End	Amount	Rate
	(Dollars in thousands)

March 31, 2011	$25,000	2.94%
June 30, 2011	25,000	2.79
September 30, 2011	126,000	4.73
December 31, 2011	250,000	4.22
	$426,000	4.21%

Stockholders’ Equity.  Stockholders’ equity increased $1.06 billion, from $962.0 million at September 30, 2010 to $2.02 billion at December 31, 2010.  The increase was due primarily to the net stock offering proceeds of $1.13 billion from the corporate reorganization in December 2010.

The following table presents quarterly dividends paid in calendar years 2011, 2010, and 2009.  The actual amount of dividends to be paid during the quarter ending March 31, 2011, as approved by the Board of Directors on January 24, 2011, will be based upon the number of shares outstanding on the record date of February 4, 2011.

	Calendar Year
	2011	2010	2009
	(Dollars in thousands)
Quarter ended March 31
Total dividends paid	$12,105	$10,739	$10,437
Quarter ended June 30
Total dividends paid		10,496	10,446
Quarter ended September 30
Total dividends paid		10,496	10,448
Quarter ended December 31
Total dividends paid		10,597	10,550
Special year end dividend
Total dividends paid		6,359	6,119

Calendar year-to-date dividends paid	$12,105	$48,687	$48,000

Operating Results

The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2010	2010	2010	2010	2009
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Loans receivable	$65,943	$68,476	$68,990	$70,315	$74,526
MBS	15,440	15,614	16,864	18,627	20,754
Investment securities	4,775	4,832	4,565	3,726	2,559
Other interest and dividend income	1,089	1,050	1,066	1,039	1,048
Total interest and dividend income	87,247	89,972	91,485	93,707	98,887

Interest expense:
FHLB advances	23,131	23,677	24,417	24,299	24,819
Deposits	17,381	18,186	19,149	19,776	22,105
Other borrowings	6,730	6,968	7,032	6,949	7,109
Total interest expense	47,242	48,831	50,598	51,024	54,033

Provision for loan losses	650	750	1,816	3,200	3,115

Net interest income
(after provision for loan losses)	39,355	40,391	39,071	39,483	41,739

Other income	6,317	6,990	7,754	6,536	13,131
Other expenses	63,338	23,257	20,624	23,100	22,749
Income tax (benefit) expense	(6,408)	8,677	9,443	8,264	11,141
Net (loss) income	$(11,258)	$15,447	$16,758	$14,655	$20,980

Efficiency ratio	136.73%	48.32%	42.40%	46.93%	39.23%

Basic (loss) earnings per share (1)	$(0.07)	$0.09	$0.10	$0.09	$0.13
Diluted (loss) earnings per share (1)	(0.07)	0.09	0.10	0.09	0.13

(1)	All earnings per share information prior to the corporate reorganization in December 2010 have been revised to reflect the 2.2637 exchange ratio.

Comparison of Operating Results for the Three Months Ended December 31, 2010 and 2009

For the quarter ended December 31, 2010, the Company recognized a net loss of $11.3 million, compared to net income of $21.0 million for the same period in the prior fiscal year.  The net loss was due to a $40.0 million ($26.0 million, net of tax) contribution to the Foundation in connection with the corporate reorganization.  Additionally, there was a $6.8 million decrease in other income and a $4.9 million decrease in net interest income before provision for loan losses, partially offset by a $2.5 million decrease in provision for loan losses.  The net interest margin for the current quarter was 1.88% compared to 2.19% for the same period in the prior fiscal year.  The 31 basis point decrease in the net interest margin was due primarily to an increase in the average balance of interest-earning assets at lower yields compared to the prior year quarter.

Interest and Dividend Income
Total interest and dividend income for the current quarter was $87.2 million compared to $98.9 million for the quarter ended December 31, 2009.  The $11.7 million decrease was primarily a result of an $8.6 million decrease in interest income on loans receivable and a $5.4 million decrease in interest income on MBS, partially offset by a $2.2 million increase in interest income on investment securities.

Interest income on loans receivable for the current quarter was $65.9 million compared to $74.5 million for the prior year quarter.  The $8.6 million decrease in interest income was due to a $413.5 million decrease in the average balance of the portfolio, and a 24 basis point decrease in the weighted average yield to 5.13% for the current quarter.  The decrease in the average balance was due to principal repayments outpacing originations and purchases between the two periods, and to a loan swap transaction that took place during the prior year quarter.  During December 2009, $194.8 million of originated fixed-rate mortgage loans were swapped for MBS (“loan swap transaction”) and the related MBS were sold for a $6.5 million gain. The decrease in the weighted average yield was due to modifications, refinances, ARM loans repricing and originations at market rates lower than the overall portfolio, partially offset by an increase in deferred fee amortization as a result of an increase in modifications and refinances between time periods.

Interest income on MBS for the current quarter was $15.4 million compared to $20.8 million for the prior year quarter.  The $5.4 million decrease was a result of a $284.9 million decrease in the average balance of the portfolio due to principal repayments which were not entirely reinvested into additional MBS and to a 55 basis point decrease in the weighted average yield to 3.85% for the current quarter.  The decrease in the weighted average yield between the two periods was primarily due to prepayments on MBS with yields higher than the remaining portfolio and, to a lesser extent, purchases of MBS at a lower average yield than the existing portfolio between the two periods.

Interest income on investment securities for the current quarter was $4.8 million compared to $2.6 million for the prior year quarter.  The $2.2 million increase was due to an $824.8 million increase in the average balance of the portfolio, partially offset by a 53 basis point decrease in the weighted average yield to 1.42% for the current quarter.  The increase in the average balance was a result of purchases funded with cash flows from the MBS and loan portfolio and, to a lesser extent, from an increase in retail deposits.  The decrease in the weighted average yield of the portfolio was attributed to maturities and calls of securities with yields greater than the remaining portfolio, and to purchases made at lower market yields than the overall portfolio yield.

Interest Expense
Total interest expense decreased $6.8 million to $47.2 million for the current quarter from $54.0 million for the prior year quarter.  The decrease in interest expense was due primarily to a $4.7 million decrease in interest expense on deposits and a $1.7 million decrease in interest expense on FHLB advances.

Interest expense on deposits for the current quarter was $17.4 million compared to $22.1 million for the prior year quarter.  The $4.7 million decrease in interest expense on deposits was primarily due to a decrease in the weighted average rate paid on the certificate of deposit portfolio, as the portfolio continued to reprice to lower market rates.  The weighted average rate paid on the certificate of deposit portfolio decreased 74 basis points between the two periods, from 2.95% for the prior year quarter to 2.21% for the current quarter.  The decrease in interest expense was partially offset by a $266.0 million increase in the average balance of the deposit portfolio, primarily the certificate of deposit portfolio.

Interest expense on FHLB advances for the current quarter was $23.1 million compared to $24.8 million for the prior year quarter.  The $1.7 million decrease in interest expense on FHLB advances was due primarily to a 20 basis point decrease in the weighted average rate, due to the refinancing and renewal of maturing FHLB advances, between the two periods, at rates lower than the existing portfolio.  To a lesser extent, the decrease in interest expense on FHLB advances was due to a $44.2 million decrease in the average balance due to maturing advances that were not renewed.

Provision for Loan Losses
The Company recorded a provision for loan losses of $650 thousand during the current quarter, compared to a provision of $3.1 million for the prior year quarter.  The provision recorded in the current quarter was due primarily to an increase in and establishment of SVAs, primarily on purchased loans.

Other Income and Expense
Total other income was $6.3 million for the current quarter compared to $13.1 million for the prior year quarter.  The $6.8 million decrease was due primarily to no gains on the sale of securities in the current year quarter.

Total other expense was $63.3 million for the current quarter compared to $22.7 million for the prior year quarter.  The $40.6 million increase was due primarily to a $40.0 million cash contribution to the Foundation in connection with the corporate reorganization.  Additionally, other expenses, net increased $2.2 million, from $2.0 million in the prior year quarter to $4.2 million in the current year quarter.  The $2.2 million increase was primarily due to $1.3 million of mortgage servicing asset impairments and valuation allowances due to an increase in prepayment speeds and $850 thousand related to REO operations.

In response to amendments to Regulation E by the Federal Reserve Board, which prohibit a financial institution from charging consumers fees for paying overdrafts on ATM and one-time debit card transactions unless the consumer consents or opts-in to this service, the Bank informed eligible accountholders of their options for handling these overdrafts and made related changes to its overdraft fee schedule during the fourth quarter of fiscal year 2010.  As a result of the new fee schedule and the number of customers who elected to opt-in or opt-out, the Bank estimates, from the level of fees collected in the June 30, 2010 quarter, that its overdraft fee income will be reduced by approximately $3.3 million annually.  Management is analyzing the Bank’s deposit account fee structure and plans to make adjustments to the structure during fiscal year 2011 to mitigate the reduction in fee income.  It is unlikely, however, that all of the lost revenue will be recovered.

Effective October 31, 2010, the Bank discontinued its debit card rewards program.  The discontinuation of the program is estimated to result in a $1.5 million decrease in advertising and promotional expense for fiscal year 2011.

A provision of the Dodd-Frank Act, commonly referred to as the “Durbin Amendment,” directed the Federal Reserve Board to analyze the debit card payments system and fix the interchange rates based upon actual costs.  The Federal Reserve Board has issued for comment its proposal to establish the interchange rate for all debit transactions at $0.12 each.  The final rule, if adopted, will take effect on July 21, 2011.  The amount proposed by the Federal Reserve Board reflects only their estimate of the actual processing costs for the transactions, and does not include any margins for technology investments or credit losses in the system.  The Durbin Amendment also has been challenged in Federal District Court on the grounds of being unconstitutional, and a hearing is pending.  Based upon the Federal Reserve Board’s proposed interchange rate and the Bank’s transaction volume in fiscal year 2010, it is estimated that the Bank’s related fee income will be reduced by $4.0 million annually from current levels, if the final rule is adopted.

In February 2011, the Federal Deposit Insurance Corporation (“FDIC”) adopted a new assessment structure for insured institutions.  One of the significant changes includes using average total consolidated assets minus average tangible equity for the assessment base instead of average deposits and secured liabilities for the period.  It is estimated the Bank will realize a reduction in its deposit insurance assessment of $1.9 million annually, beginning April 1, 2011.  Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), that is, the ratio of the Deposit Insurance Fund to the insured deposit base.  The FDIC has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires that institutions with assets of more than $10 billion bear the effect of the increase on in the statutory minimum DRR to 1.35%, from the former statutory minimum of 1.15%.  Although the Bank had less than $10 billion in assets as of December 31, 2010, in the event the Bank’s asset size grows to $10 billion or more, the effect of this provision of the Dodd-Frank Act may be to increase the Bank’s cost of deposit insurance relative to institutions with less than $10 billion in assets.

Income Tax (Benefit) Expense
During the current quarter the Company recorded an income tax benefit of $6.4 million compared to $11.1 million of income tax expense in the prior year quarter.  The income tax benefit was primarily a result of the $40.0 million contribution to the Foundation which resulted in $14.0 million of income tax benefit.  The income tax benefit was recorded on the pretax loss due to the fact that the Company believes it will more than likely be able to utilize the $40.0 million contribution to the Foundation through current federal income tax deductions and those available within the five-year carryforward period.  The Company files a consolidated Kansas corporate income tax return, which includes the Company and Capitol Funds, Inc., but not the Bank.  The Bank files a Kansas privilege tax return.  The Company concluded at December 31, 2010 that it is not more likely than not that the contribution will be utilized on the Kansas corporate income tax return because the Bank’s earnings are not included in the Kansas corporate income tax return; therefore a valuation allowance has been established for the entire state income tax benefit.  The effective tax rate for the current quarter was 36.3% compared to 34.7% for the prior year quarter.  The increase in the effective tax rate between periods was due primarily to the prior year quarter including a reduction of unrecognized tax benefits due to the lapse of statute of limitations.

Average Balance Sheet
The following table presents the average balances of our assets, liabilities and stockholders’ equity and the related annualized yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated and the weighted average yield/rate on our interest-earning assets and interest-bearing liabilities at December 31, 2010.  Average yields are derived by dividing annualized income by the average balance of the related assets and average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown.  Average outstanding balances are derived from average daily balances.  The yields and rates include amortization of fees, costs, premiums and discounts which are considered adjustments to yields/rates. Yields on tax-exempt securities were not calculated on a tax-equivalent basis.

	At	For the Three Months Ended
	December 31, 2010	December 31, 2010			December 31, 2009
		Average	Interest		Average	Interest
	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets:		(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	5.05%	$5,137,410	$65,943	5.13%	$5,550,883	$74,526	5.37%
MBS (2)	3.73	1,603,313	15,440	3.85	1,888,230	20,754	4.40
Investment securities (2)(3)	1.32	1,349,664	4,775	1.42	524,854	2,559	1.95
Capital stock of FHLB	2.96	120,876	902	2.96	133,075	1,001	2.98
Cash and cash equivalents	0.25	302,015	187	0.25	80,391	47	0.23
Total interest-earning assets (1) (2)	3.62	8,513,278	87,247	4.10	8,177,433	98,887	4.84
Other noninterest-earning assets		240,303			225,321
Total assets		$8,753,581			$8,402,754

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	0.08%	$491,149	$115	0.09%	$447,055	$176	0.16%
Savings	0.53	235,329	319	0.54	225,837	361	0.63
Money market	0.58	965,449	1,445	0.59	867,233	1,740	0.80
Certificates	2.08	2,781,305	15,502	2.21	2,667,141	19,828	2.95
Total deposits	1.45	4,473,232	17,381	1.54	4,207,266	22,105	2.09
FHLB advances (4)	3.80	2,348,973	23,131	3.91	2,393,134	24,819	4.11
Repurchase agreements	3.89	615,000	6,311	4.02	660,000	6,691	3.97
Other borrowings	3.04	53,609	419	3.05	53,609	418	3.05
Total borrowings	3.81	3,017,582	29,861	3.92	3,106,743	31,928	4.06
Total interest-bearing liabilities	2.38	7,490,814	47,242	2.50	7,314,009	54,033	2.93
Other noninterest-bearing liabilities		173,636			137,057
Stockholders' equity		1,089,131			951,688
Total liabilities and stockholders' equity		$8,753,581			$8,402,754
(Continued)

	At	For the Three Months Ended
	December 31, 2010	December 31, 2010				December 31, 2009
		Average	Interest			Average	Interest
	Yield/	Outstanding	Earned/	Yield/		Outstanding	Earned/	Yield/
	Rate	Balance	Paid	Rate		Balance	Paid	Rate

Net interest income (5)			$40,005				$44,854
Net interest rate spread (6)	1.24%			1.60%				1.91%
Net interest-earning assets		$1,022,464				$863,424
Net interest margin (7)				1.88				2.19
Ratio of interest-earning assets
to interest-bearing liabilities				1.14				1.12

Selected Performance Ratios:
Return on average assets (annualized)				(0.51	) %			1.00%
Return on average equity (annualized)				(4.13)				8.82
Average equity to average assets				12.44				11.33

(Concluded)

(1)  Calculated net of unearned loan fees, deferred costs, and undisbursed loan funds.  Non-accruing loans are included in the loans receivable average balance with a yield of zero percent. Balances include LHFS.

(2)  MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)  The average balance of investment securities includes an average balance of nontaxable securities of $68.4 million and $71.6 million for the quarters ended December 31, 2010 and December 31, 2009, respectively.

(4)  FHLB advances are stated net of deferred gains and deferred prepayment penalties.

(5) Net interest income represents the difference between interest income earned on interest-earning assets, such as mortgage loans, investment securities, and MBS, and interest paid on interest-bearing liabilities, such as deposits, FHLB advances, and other borrowings.  Net interest income depends on the balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

(6) Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(7) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended December 31, 2010 to the quarter ended December 31, 2009.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	Quarter Ended December 31,
	2010 vs. 2009
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(5,408)	$(3,175)	$(8,583)
MBS	(2,906)	(2,408)	(5,314)
Investment securities	3,075	(859)	2,216
Capital stock of FHLB	(91)	(8)	(99)
Cash equivalents	135	5	140
Total interest-earning assets	(5,195)	(6,445)	(11,640)

Interest-bearing liabilities:
Checking	16	(85)	(69)
Savings	14	(53)	(39)
Money market	181	(491)	(310)
Certificates	811	(5,117)	(4,306)
FHLB advances	(483)	(1,205)	(1,688)
Other borrowings	(459)	80	(379)
Total interest-bearing liabilities	80	(6,871)	(6,791)

Net change in net interest income	$(5,275)	$426	$(4,849)

Comparison of Operating Results for the Three Months Ended December 31, 2010 and September 30, 2010

For the quarter ended December 31, 2010, the Company recognized a net loss of $11.3 million, compared to net income of $15.4 million for the quarter ended September 30, 2010.  The net loss was due to a $40.0 million ($26.0 million, net of related income tax benefit) contribution to the Foundation in connection with the corporate reorganization.  Additionally, there was a $1.1 million decrease in net interest income and a $673 thousand decrease in total other income.  The net interest margin for the current quarter was 1.88% compared to 1.99% for the quarter ended September 30, 2010.  The 11 basis point decrease in the net interest margin was due primarily to lower yields on interest-earning assets, partially offset by an increase in the average balance of interest-earning assets compared to the quarter ended September 30, 2010.

Interest and Dividend Income
Total interest and dividend income for the current quarter was $87.2 million compared to $90.0 million for the quarter ended September 30, 2010.  The $2.8 million decrease was primarily a result of a $2.5 million decrease in interest income on loans receivable.

Interest income on loans receivable for the current quarter was $65.9 million compared to $68.5 million for the quarter ended September 30, 2010.  The $2.6 million decrease in interest income was primarily due to a $125.2 million decrease in the average balance of the portfolio, and a seven basis point decrease in the weighted average yield to 5.13% for the current quarter.  The decrease in the average balance was due to principal repayments outpacing loan originations and purchases during the current quarter.  The decrease in the weighted average yield was due to modifications, refinances, and ARM loans repricing during the current quarter, partially offset by an increase in deferred fee amortization as a result of modifications and refinances in the current quarter.

Interest Expense
Total interest expense decreased $1.6 million to $47.2 million for the current quarter from $48.8 million for the quarter ended September 30, 2010.  The decrease was due primarily to an $805 thousand decrease in interest expense on deposits primarily due to a decrease in the weighted average rates on the certificate of deposit portfolio, and a $546 thousand decrease in interest expense on FHLB advances.  The weighted average rate paid on the certificate of deposit portfolio decreased 15 basis points between the two periods, from 2.36% for the September 2010 quarter to 2.21% for the current quarter.  The decrease in the certificate of deposit weighted average rate was due to the portfolio continuing to reprice to lower market rates and one new $199.0 million certificate of deposit being opened at a rate of 0.05%.  For additional information regarding this certificate of deposit, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liabilities.”  The decrease in interest expense on FHLB advances was primarily a result of a five basis point decrease in the average rate paid on advances due to the renewal of $200.0 million of maturing FHLB advances at lower rates than the maturing advances and a $23.3 million decrease in the average balance due to not renewing $50.0 million of maturing advances during the September 2010 quarter.

Provision for Loan Losses
The Company recorded a provision for loan losses of $650 thousand for the current quarter, compared to a provision of $750 thousand for the quarter ended September 30, 2010.  The provision recorded in the current quarter was due primarily to an increase in and establishment of SVAs, primarily on purchased loans.

Other Income and Expense
Total other income was $6.3 million for the current quarter compared to $7.0 million for the quarter ended September 30, 2010.  The $673 thousand decrease was due primarily to a $589 thousand decrease in gain on sale of LHFS as there was a decrease in the volume of loans sold during the current quarter.

Total other expense was $63.3 million for the current quarter compared to $23.3 million for the quarter ended September 30, 2010.  The $40.0 million increase in other expenses was due primarily to a $40.0 million contribution to the Foundation.

Income Tax (Benefit) Expense
During the current quarter the Company recorded an income tax benefit of $6.4 million compared to $8.7 million of income tax expense for the quarter ended September 30, 2010.  The income tax benefit was primarily a result of the $40.0 million contribution to the Foundation which resulted in $14.0 million of income tax benefit.  The income tax benefit was recorded on the pretax loss due to the fact that the Company believes it will more than likely be able to utilize the $40.0 million contribution to the Foundation through current federal income tax deductions and those available within the five-year carryforward period.  The Company files a consolidated Kansas corporate income tax return, which includes the Company and Capitol Funds, Inc., but not the Bank.  The Bank files a Kansas privilege tax return.  The Company concluded at December 31, 2010 that it is not more likely than not that the contribution will be utilized on the Kansas corporate income tax return because the Bank’s earnings are not included in the Kansas corporate income tax return; therefore a valuation allowance has been established for the entire state income tax benefit.  The effective tax rate for the current quarter increased marginally to 36.3% from 36.0 % for the quarter ended September 30, 2010.

Average Balance Sheet
As mentioned above, average yields are derived by dividing annualized income by the average balance of the related assets and average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown.  Average outstanding balances are derived from average daily balances.  The yields and rates include amortization of fees, costs, premiums and discounts which are considered adjustments to yields/rates. Yields on tax-exempt securities were not calculated on a tax-equivalent basis.

	For the Three Months Ended
	December 31, 2010				September 30, 2010
	Average	Interest			Average	Interest
	Outstanding	Earned/	Yield/		Outstanding	Earned/	Yield/
	Balance	Paid	Rate		Balance	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$5,137,410	$65,943	5.13%		$5,262,595	$68,476	5.20%
MBS (2)	1,603,313	15,440	3.85		1,544,625	15,614	4.04
Investment securities (2)(3)	1,349,664	4,775	1.42		1,215,747	4,832	1.59
Capital stock of FHLB	120,876	902	2.96		133,076	975	2.91
Cash and cash equivalents	302,015	187	0.25		127,317	75	0.24
Total interest-earning assets(1)(2)	8,513,278	87,247	4.10		8,283,360	89,972	4.34
Other noninterest-earning assets	240,303				248,820
Total assets	$8,753,581				$8,532,180

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$491,149	$115	0.09%		$480,397	$151	0.12%
Savings	235,329	319	0.54		235,758	323	0.55
Money market	965,449	1,445	0.59		944,518	1,575	0.66
Certificates	2,781,305	15,502	2.21		2,707,449	16,137	2.36
Total deposits	4,473,232	17,381	1.54		4,368,122	18,186	1.65
FHLB advances (4)	2,348,973	23,131	3.91		2,372,232	23,677	3.96
Repurchase agreements	615,000	6,311	4.02		640,109	6,521	3.99
Other borrowings	53,609	419	3.05		53,609	447	3.26
Total borrowings	3,017,582	29,861	3.92		3,065,950	30,645	3.95
Total interest-bearing liabilities	7,490,814	47,242	2.50		7,434,072	48,831	2.60
Other noninterest-bearing liabilities	173,636				132,162
Stockholders' equity	1,089,131				965,946
Total liabilities and stockholders' equity	$8,753,581				$8,532,180

Net interest income (5)		$40,005				$41,141
Net interest rate spread (6)			1.60%				1.74%
Net interest-earning assets	$1,022,464				$849,288
Net interest margin (7)			1.88				1.99
Ratio of interest-earning assets
to interest-bearing liabilities			1.14				1.11

Selected performance ratios:
Return on average assets (annualized)			(0.51	) %			0.72%
Return on average equity (annualized)			(4.13)				6.40
Average equity to average assets			12.44				11.32

(1) Calculated net of unearned loan fees, deferred costs, and undisbursed loan funds.  Non-accruing loans are included in the loans receivable average balance with a yield of zero percent. Balance includes mortgage LHFS.

(2) MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3) The average balance of investment securities includes an average balance of nontaxable securities of $68.4 million and $72.0 million for the quarters ended December 31, 2010 and September 30, 2010, respectively.

(4) FHLB advances are stated net of deferred gains and deferred prepayment penalties.

(5) Net interest income represents the difference between interest income earned on interest-earning assets, such as mortgage loans, investment securities, and MBS, and interest paid on interest-bearing liabilities, such as deposits, FHLB advances, and other borrowings.  Net interest income depends on the balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

(6) Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(7) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended December 31, 2010 to the quarter ended September 30, 2010.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	Quarter Ended
	December 31, 2010 vs. September 30, 2010
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(1,631)	$(902)	$(2,533)
MBS	578	(752)	(174)
Investment securities	495	(552)	(57)
Capital stock of FHLB	(89)	16	(73)
Cash and cash equivalents	109	3	112
Total interest-earning assets	(538)	(2,187)	(2,725)

Interest-bearing liabilities:
Checking	3	(37)	(34)
Savings	(1)	(6)	(7)
Money market	33	(172)	(139)
Certificates	422	(1,047)	(625)
FHLB advances	(235)	(311)	(546)
Other borrowings	(257)	19	(238)
Total interest-bearing liabilities	(35)	(1,554)	(1,589)

Net change in net interest income	$(503)	$(633)	$(1,136)

Liquidity and Capital Resources

Liquidity refers to our ability to generate sufficient cash to fund ongoing operations, to pay maturing certificates of deposit and other deposit withdrawals, and to fund loan commitments.  Liquidity management is both a daily and long-term function of our business management.  The Company’s most available liquid assets are represented by cash and cash equivalents, AFS MBS and investment securities, and short-term investment securities.  The Bank’s primary sources of funds are deposits, FHLB advances, other borrowings, repayments and maturities of outstanding loans and MBS and other short-term investments, and funds provided by operations.  The Bank’s borrowings primarily have been used to invest in U.S. GSE debentures and MBS securities in an effort to manage the Bank’s interest rate risk with the intent to improve the earnings of the Bank while maintaining capital ratios in excess of regulatory standards for well-capitalized financial institutions.  In addition, the Bank’s focus on managing risk has provided additional liquidity capacity by remaining below FHLB borrowing limits and by increasing the balance of MBS and investment securities available as collateral for borrowings.

We generally intend to maintain cash reserves sufficient to meet short-term liquidity needs, which are routinely forecasted for 10, 30, and 365 days.  Additionally, on a monthly basis, we perform a liquidity stress test in accordance with the Interagency Policy Statement on Funding and Liquidity Risk Management.  The liquidity stress test incorporates both a short-term and long-term liquidity scenarios in order to quantify liquidity risk. In the event short-term liquidity needs exceed available cash, the Bank has access to lines of credit at the FHLB and the Federal Reserve Bank.  The FHLB line of credit, when combined with FHLB advances, may generally not exceed 40% of total assets.  Our excess capacity at the FHLB as of December 31, 2010 was $1.06 billion. The Federal Reserve Bank line of credit is based upon the fair values of the securities pledged as collateral and certain other characteristics of those securities, and is used only when other sources of short-term liquidity are unavailable.  At December 31, 2010, the Bank had $1.57 billion of securities that were eligible but unused as collateral for borrowing or other liquidity needs.  This collateral amount is comprised of AFS and HTM securities with individual fair values greater than $10.0 million, which is then reduced by a collateralization ratio of 10% to account for potential market value fluctuations.  Borrowings on the lines of credit are outstanding until replaced by cash flows from long-term sources of liquidity, and are generally outstanding no longer than 30 days.

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

At December 31, 2010, cash and cash equivalents totaled $1.33 billion, an increase of $1.26 billion from September 30, 2010.  The increase was due to net proceeds of $1.13 billion from the stock offering in connection with the corporate reorganization.  It is management’s intent to deploy excess cash reserves at the Bank and Capitol Federal Financial, Inc. during the second fiscal quarter of 2011.

During the current quarter, loan originations and purchases, net of principal repayments and related loan activity, provided a cash inflow of $42.4 million, as principal repayments exceeded loan originations and purchases, compared to a cash outflow of $19.2 million in the same period in the prior year as loan originations and purchases, net of related loan activity, exceeded principal repayments.

During the current quarter, the Bank received principal payments on MBS of $123.6 million and proceeds from called or matured investment securities of $252.7 million.  These funds were largely reinvested into investment securities and MBS.  During the current quarter, the Bank purchased $268.7 million of investment securities and $217.7 million of MBS.

The following table presents the contractual maturity of our loan, MBS and investment securities portfolios at December 31, 2010.  Loans and securities which have adjustable interest rates are shown as maturing in the period during which the contract is due.  The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses.

	Loans (1)		MBS		Investment Securities		Total
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Amounts due:
Within one year	$29,256	5.24%	$--	--%	$3,548	2.91%	$32,804	4.99%

After one year:
Over one to two	29,646	5.02	--	--	23,695	1.30	53,341	3.37
Over two to three	20,285	5.25	--	--	530,492	1.41	550,777	1.55
Over three to five	38,008	5.43	--	--	748,069	1.36	786,077	1.56
Over five to ten	452,343	5.10	494,079	4.32	29,653	4.16	976,075	4.68
Over 10 to 15	1,096,691	4.58	395,364	4.14	3,873	5.25	1,495,928	4.46
After 15 years	3,497,090	4.92	805,851	3.80	8,327	3.40	4,311,268	4.71
Total due after one year	5,134,063	4.87	1,695,294	4.03	1,344,109	1.46	8,173,466	4.14

	$5,163,319	4.87%	$1,695,294	4.03%	$1,347,657	1.47%	$8,206,270	4.14%

(1)
Demand loan, loans having no stated maturity, and overdraft loans are included in the amounts due within one year.  Construction loans are reported based on the term to complete construction.  The maturity date for home equity loans assumes the customer always makes the required minimum payment.

The Bank utilizes FHLB advances to provide funds for lending and investment activities.  FHLB lending guidelines set borrowing limits as part of their underwriting standards.  At December 31, 2010, the Bank’s ratio of the face amount of advances to total assets, as reported to the OTS, was 24%.  Our advances are secured by a blanket pledge of our loan portfolio, as collateral, supported by quarterly reporting to FHLB.  Advances in excess of 40% of total assets, but not exceeding 55% of total assets, may be approved by the president of FHLB based upon a review of documentation supporting the use of the advances.  Currently, the blanket pledge is sufficient collateral for the FHLB advances.  It is possible that increases in our borrowings or decreases in our loan portfolio could require the Bank to pledge securities as collateral on the FHLB advances.  The Bank’s policy allows borrowing from FHLB of up to 55% of total assets.  The Bank relies on FHLB advances as a primary source of borrowings.  There was no increase in FHLB advances during the first quarter of fiscal year 2011; however, $200.0 million of maturing FHLB advances with a weighted average fixed-rate of 4.71% were renewed and replaced with advances with a weighted average fixed-rate of 2.83% and a weighted average term of 83 months.

The Bank has access to and utilizes other sources for liquidity, such as secondary market repurchase agreements, brokered deposits, and public unit deposits.  There was no increase in repurchase agreements during the first fiscal quarter of 2011; however, a $100.0 million repurchase agreement with a fixed-rate of 4.23% matured and was replaced with a repurchase agreement with a fixed-rate of 3.35% and a term of 84 months.  The Bank may enter into additional repurchase agreements as management deems appropriate. Management continuously monitors the wholesale deposit market for opportunities to obtain brokered and public unit deposits at attractive rates.  As of December 31, 2010, the Bank’s policy allows for repurchase agreements of up to 15% of total assets, brokered deposits up to 10% of total deposits, and public unit deposits up to 5% of total deposits.  At December 31, 2010, the Bank had repurchase agreements of $615.0 million, or approximately 6% of total assets, public unit deposits of $108.8 million, or approximately 2% of total deposits, and brokered deposits of $83.7 million, or approximately 2% of total deposits.

The Bank has pledged securities with an estimated fair value of $716.3 million as collateral for repurchase agreements, $217.2 million as collateral for certain retail deposits, and $127.9 million as collateral for public unit deposits.  The securities pledged for the repurchase agreements will be delivered back to the Bank when the repurchase agreements mature. The securities pledged as collateral for retail and public unit deposits are held under joint custody receipt by the FHLB and generally will be released upon deposit maturity.  As noted above, the Bank had securities with a fair value of $1.57 billion eligible, but unused, for collateral at December 31, 2010.

At December 31, 2010, $1.82 billion of the $2.91 billion in certificates of deposit were scheduled to mature within one year.  Included in the $1.82 billion are $93.7 million in public unit deposits and $199.0 million related to a large retail certificate of deposit that is scheduled to mature in September 2011; however, there may be early withdrawals during fiscal year 2011.  Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit, excluding the $199.0 million certificate of deposit noted above, will renew or transfer to other deposit products at the prevailing rate, although no assurance can be given in this regard.

In 2004, the Company issued $53.6 million in Debentures in connection with a trust preferred securities offering.  The Company received, net, $52.0 million from the issuance of the Debentures and an investment of $1.6 million in Capitol Federal Financial Trust I (the “Trust”).  The Company did not down-stream the proceeds to be used by the Bank for Tier 1 capital because the Bank already exceeded all regulatory requirements to be a well-capitalized institution.  Instead, the Company deposited the proceeds into certificate accounts at the Bank to be used to further the Company’s general corporate and capital management strategies which could include the payment of dividends.  The Company intends to exercise its option to call and repay the Debentures during the second fiscal quarter of 2011 using a portion of the offering proceeds received in conjunction with the corporate reorganization.

During the current quarter, the Company paid cash dividends of $17.0 million prior to the corporate reorganization.  The $17.0 million consists of a quarterly dividend of $10.6 million and a special dividend of $6.4 million related to fiscal year 2010 earnings, paid November 5, 2010, per the Company’s prior dividend policy.  In January 2011, the Company declared a quarterly cash dividend of $0.075 per share, which equated to $12.1 million, payable in February 2011.  Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, the Bank’s regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company.  At December 31, 2010, Capitol Federal Financial, Inc., at the holding company level, had $612.8 million on deposit with the Bank.  It is still the intent of the Company to pay a $0.60 per share welcome dividend to current shareholders as soon as possible following regulatory approval.

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company.  So long as the Bank continues to remain “well capitalized” after each capital distribution, operate in a safe and sound manner, provide the OTS with updated capital levels, non-performing asset balances and ALLL information as requested, and comply with the interest rate risk management guidelines of the OTS, it is management’s belief that the OTS will continue to allow the Bank to distribute its net income to the Company, although no assurance can be given in this regard.

In connection with the corporate reorganization in December 2010, a “liquidation account” has been established for the benefit of certain depositors of the Bank in an amount equal to MHC’s ownership interest in the retained earnings of Capitol Federal Financial as of June 30, 2010.  Under applicable federal banking regulations, neither the Company nor the Bank, is permitted to pay dividends of its capital stock to its stockholders if stockholders’ equity would be reduced below the total amount of its liquidation account.

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

The Company’s contractual obligations related to operating leases and debentures have not changed significantly from September 30, 2010.  The following table summarizes our other contractual obligations as of December 31, 2010.

	Maturity Range
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
	(Dollars in thousands)

Certificates of Deposit	$2,908,632	$1,817,683	$765,095	$322,801	$3,053
Weighted average rate	2.08%	1.80%	2.45%	2.73%	2.86%

FHLB Advances	2,376,000	176,000	925,000	500,000	775,000
Weighted average rate	3.45	4.53	3.46	3.24	3.33

Repurchase Agreements	615,000	250,000	145,000	120,000	100,000
Weighted average rate	3.89	3.99	3.81	4.24	3.35

Commitments to originate and
purchase mortgage loans	161,448	161,448	--	--	--
Weighted average rate	4.09	4.09	--	--	--

Commitments to fund unused home
equity lines of credit	265,498	265,498	--	--	--
Weighted average rate	4.50	4.50	--	--	--

Unadvanced portion of
construction loans	17,258	17,258	--	--	--
Weighted average rate	4.42	4.42	--	--	--

A percentage of commitments to originate mortgage loans are expected to expire unfunded, so the amounts reflected in the table above are not necessarily indicative of future liquidity requirements.  Additionally, the Bank is not obligated to honor commitments to fund unused home equity lines of credit if a customer is delinquent or otherwise in violation of the loan agreement.

We anticipate we will continue to have sufficient funds, through repayments and maturities of loans and securities, deposits and borrowings, to meet our current commitments.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims.  In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company’s consolidated financial statements for the current interim or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status in accordance with regulatory standards.  As of December 31, 2010, the Bank exceeded all capital requirements of the OTS.  The following table presents the Bank’s regulatory capital ratios at December 31, 2010 based upon regulatory guidelines.

		Regulatory
		Requirement
	Bank	For “Well-
	Ratios	Capitalized” Status
Tangible equity	13.9%	N/A
Tier 1 (core) capital	13.9%	5.0%
Tier 1 (core) risk-based capital	38.7%	6.0%
Total risk-based capital	39.0%	10.0%

A reconciliation of the Bank’s equity under GAAP to regulatory capital amounts as of December 31, 2010 is as follows (dollars in thousands):

Total Bank equity as reported under GAAP	$1,389,529
Unrealized gains of AFS securities	(27,969)
Other	(332)
Total tangible and core capital	1,361,228
ALLL (1)	10,694
Total risk-based capital	$1,371,922

(1) This amount represents the general valuation allowances calculated using the formula analysis.  SVAs are netted against the related loan balance on the Thrift Financial Report and are therefore not included in this amount.  See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for additional information.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

For a complete discussion of the Company’s asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company’s portfolios, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk” in the Company’s Annual Report to Stockholders for the year ended September 30, 2010, attached as Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

The rates of interest the Bank earns on assets and pays on liabilities generally are established contractually for a period of time.  Fluctuations in interest rates have a significant impact not only upon our net income, but also upon the cash flows of those assets and liabilities and the market value of our assets and liabilities.  Our results of operations, like those of other financial institutions, are impacted by these changes in interest rates and the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities.  The risk associated with changes in interest rates on the earnings of the Bank and the market value of its financial assets and liabilities is known as interest rate risk.  Interest rate risk is our most significant market risk and our ability to adapt to changes in interest rates is known as interest rate risk management.

The general objective of our interest rate risk management is to determine and manage an appropriate level of interest rate risk while maximizing net interest income, in a manner consistent with our policy to reduce, to the extent possible, the exposure of our net interest income to changes in market interest rates.  The Asset and Liability Committee (“ALCO”) regularly reviews the interest rate risk exposure of the Bank by forecasting the impact of hypothetical, alternative interest rate environments on net interest income and market value of portfolio equity (“MVPE”) at various dates.  The MVPE is defined as the net of the present value of the cash flows of an institution’s existing assets, liabilities and off-balance sheet instruments.  The present values are determined based upon market conditions as of the date of the analysis as well as in alternative interest rate environments providing potential changes in MVPE under those alternative interest rate environments.  Net interest income is projected in the same alternative interest rate environments as well, both with a static balance sheet and with management strategies considered.  MVPE and net interest income analysis is also conducted that estimates sensitivity to rates for future time horizons based upon market conditions as of the date of the analysis. In addition to the interest rate environments presented below, management also reviews the impact of non-parallel rate shock scenarios on a quarterly basis.  These scenarios consist of flattening and steepening the yield curve by changing short-term and long-term scenarios independent of each other, and simulating cash flows and valuations as a result of the simulated changes in rates.  This analysis helps management quantify the Bank’s exposure to changes in the shape of the yield curve.

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

Percentage Change in Net Interest Income
Change
(in Basis Points)	At
in Interest Rates (1)	December 31, 2010	September 30, 2010
-200 bp	N/A	N/A
-100 bp	N/A	N/A
000 bp	--	--
+100 bp	6.22%	6.44%
+200 bp	6.90%	4.56%
+300 bp	6.95%	0.93%

(1)	Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

At December 31, 2010, net interest income projections for the presented interest rate environments were less volatile than those at September 30, 2010.  The primary reason for the decrease in volatility between the two periods was a significant increase in the amount of cash held at the Bank at December 31, 2010.  The increase in the Bank’s cash balance was primarily a result of the net proceeds from the stock offering in connection with the corporate reorganization in late December 2010.  The proceeds were not invested prior to December 31, 2010.  Because our net interest income projections assume that the composition of the balance sheet does not change, interest income on cash increases immediately as a result of the rising interest rates.  This positive impact, in the rising rate scenarios, more than offsets the reduction in net interest income on the mortgage-related asset and investment security portfolios.  In these portfolios, the duration of assets generally increase as interest rates rise because borrowers have less economic incentive to refinance or prepay their mortgages and agency debt issuers have less economic incentive to exercise their option to call their debt securities. These implicit portfolio characteristics typically result in less cash flow available for the Bank to reinvest into the higher yields.

Additionally, the Bank renewed $300.0 million of borrowings that matured during the current quarter into new, long-term borrowings.  By doing so, the Bank reduced the amount of liabilities expected to reprice at higher interest rates compared to September 30, 2010.  This helped to reduce the negative impact of rising interest rates on the Bank’s net interest income projections.

The following table sets forth the estimated percentage change in the MVPE at each period end presented based on the indicated instantaneous, parallel and permanent change in interest rates.  The percentage change in each interest rate environment represents the difference between the MVPE in the base case and the MVPE in each alternative interest rate environment.  The estimations of MVPE used in preparing the table below are based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change, that any repricing of assets or liabilities occurs at current product or market rates for the alternative rate environments as of the dates presented, and that different prepayment rates are used in each alternative interest rate environment.  The estimated MVPE results from the valuation of cash flows from financial assets and liabilities over the anticipated lives of each for each interest rate environment.  The following table presents the effects of the change in interest rates on our assets and liabilities as they mature, repay or reprice, as shown by the change in the MVPE in changing interest rate environments. We expect our MVPE sensitivity to increase in future periods as we invest the cash from the proceeds from the stock offering.

Percentage Change in MVPE
Change
(in Basis Points)	At
in Interest Rates(1)	December 31, 2010	September 30, 2010
-200 bp	N/A	N/A
-100 bp	N/A	N/A
000 bp	--	--
+100 bp	-0.86%	0.10%
+200 bp	-5.23%	-8.76%
+300 bp	-11.05%	-22.42%

(1)	Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

Changes in the estimated market values of our financial assets and liabilities drive changes in estimates of MVPE.  The market values of shorter term-to-maturity financial instruments are less sensitive to changes in interest rates than the market values of longer term-to-maturity financial instruments.  Because of this, our certificates of deposit (which have relatively short average lives) tend to display less sensitivity to changes in interest rates than do mortgage-related assets (which have relatively long average lives).  The average expected life of our mortgage-related assets vary under different interest rate environments because borrowers have the ability to prepay their mortgage loans.

Our MVPE decreases in all interest rate environments at December 31, 2010 as compared to September 30, 2010.  At September 30, 2010, the MVPE increased in the +100 basis point interest rate environment before decreasing in the other interest rate environments.  The primary reason for the change in the +100 basis point scenario between September 30, 2010 and December 31, 2010 was an increase in interest rates between the two periods.  Long-term interest rates increased significantly at the end of the current quarter, resulting in a decrease in prepayment expectations on our mortgage-related assets and investment securities.  As noted above, as interest rates rise, borrowers have less economic incentive to refinance their mortgages, and agency debt issuers have less economic incentive to exercise their call options and issue lower costing debt. This results in longer weighted average lives of these assets and, therefore, greater sensitivity to rising interest rates.

In the +200 and +300 basis point interest rate environments at December 31, 2010, the sensitivity of the MVPE was reduced compared to September 30, 2010.  There are three reasons for this change:  first, as a result of the completion of the stock offering, our overall capital increased significantly, which increased our base case MVPE ratio.  Since changes in the MVPE are presented as a percentage change from the base case, the larger base case MVPE results in smaller percentage changes.  Second, as noted above, the Bank renewed $300.0 million of borrowings that matured during the current quarter into new, long-term borrowings.  The new, long-term liabilities helped to offset the increase in the mortgage-related assets and investment securities as a result of the rising interest rates. Third, the increased amount of cash reduced the amount of interest rate sensitive assets to rising rates since the market value of cash does not change due to changes in interest rates.

Gap Table:  The following gap table summarizes the anticipated maturities or repricing of our interest-earning assets and interest-bearing liabilities at December 31, 2010, based on the information and assumptions set forth in the notes below.  Cash flow projections for mortgage loans and MBS are calculated based on current interest rates.  Prepayment projections are subjective in nature, involve uncertainties and assumptions and, therefore, cannot be determined with a high degree of accuracy.  Although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates.  Assumptions may not reflect how actual yields and costs respond to market changes. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates.  Certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the gap table. For additional information regarding the impact of changes in interest rates, see the Percentage Change in Net Interest Income and Percentage Change in MVPE tables above.

	Within	Three to	More Than	More Than
	Three	Twelve	One Year to	Three Years	Over
	Months	Months	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable (1):
Mortgage loans:
Fixed	$245,206	$483,141	$889,698	$595,578	$1,871,939	$4,085,562
Adjustable	64,917	530,651	180,021	63,449	12,970	852,008
Other loans	134,831	17,018	15,941	9,909	6,743	184,442
Investment securities (2)	271,313	326,775	278,336	456,256	15,789	1,348,469
MBS (3)	212,047	540,814	395,430	195,997	305,228	1,649,516
Other interest-earning assets	1,302,326	--	--	--	--	1,302,326
Total interest-earning assets	2,230,640	1,898,399	1,759,426	1,321,189	2,212,669	9,422,323

Interest-bearing liabilities:
Deposits:
Checking (4)	11,870	91,446	87,818	67,725	265,349	524,208
Savings (4)	92,156	9,506	21,919	17,001	94,228	234,810
Money market (4)	44,576	123,128	298,182	147,253	401,312	1,014,451
Certificates	500,119	1,328,451	754,892	322,565	2,605	2,908,632
Borrowings (5)	78,610	401,000	1,070,000	620,000	875,000	3,044,610
Total interest-bearing liabilities	727,331	1,953,531	2,232,811	1,174,544	1,638,494	7,726,711

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$1,503,309	$(55,132)	$(473,385)	$146,645	$574,175	$1,695,612

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities	$1,503,309	$1,448,177	$974,792	$1,121,437	$1,695,612

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities as a
percent of total assets at
December 31, 2010	15.34%	14.78%	9.95%	11.45%	17.31%
September 30, 2010	3.48	21.06	14.97	10.01	7.90

(1)  ARM loans are included in the period in which the rate is next scheduled to adjust or in the period in which repayments are expected to occur, or prepayments are expected to be received, prior to their next rate adjustment, rather than in the period in which the loans are due.  Fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization and prepayment assumptions.  Balances have been reduced for non-performing loans, which totaled $31.0 million at December 31, 2010.

(2)  Based on contractual maturities, or terms to call date or pre-refunding dates as of December 31, 2010, and excludes the unrealized loss adjustment of $812 thousand on AFS investment securities.

(3)  Reflects estimated prepayments of MBS in our portfolio, and excludes the unrealized gain adjustment of $45.8 million on AFS MBS.

(4)  Although the Bank’s checking, savings and money market accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer effective maturities.  The decay rates (the assumed rate at which the balance of existing accounts would decline) used on these accounts are based on assumptions developed from our actual experience with these accounts.  If all of the Bank’s checking, savings and money market accounts had been assumed to be subject to repricing within one year, interest-earning assets which were estimated to mature or reprice within one year would have exceeded interest-bearing liabilities with comparable characteristics by $47.4 million, for a cumulative one-year gap of 0.48% of total assets.

 (5)  Borrowings exclude $26.5 million of deferred prepayment penalty costs and $588 thousand of deferred gain from terminated interest rate swaps.

The change in the one-year gap to 14.78% at December 31, 2010 from 21.06% at September 30, 2010 was the result of an increase in long-term interest rates between the two periods.  The increase in interest rates resulted in a decrease in projected cash flows from mortgage-related assets and callable agency debentures, which resulted in longer weighted average lives of these assets and lower cash flow projections at December 31, 2010 compared to September 30, 2010.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Act”) as of December 31, 2010.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2010, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) of the Act that occurred during the Company’s quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II -   OTHER INFORMATION

Item 1.  Legal Proceedings
We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Item 1A.  Risk Factors

There have been no material changes to our risk factors since September 30, 2010.  For a summary of risk factors relevant to our operations, see Part I, Item 1A in our 2010 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
See “Liquidity and Capital Resources - Capital” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the OTS restrictions on dividends from the Bank to the Company.

The following table summarizes our share repurchase activity during the three months ended December 31, 2010.

	Total		Total Number of	Additional Number	Maximum Number
	Number of	Average	Shares Purchased as	of Shares Allowed	of Shares that May
	Shares	Price Paid	Part of Publicly	for Repurchase	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under New Plan	Under the Plan
October 1, 2010 through
October 31, 2010	--	--	--	--	250,000
November 1, 2010 through
November 30, 2010	--	--	--	--	250,000
December 1, 2010 through
December 31, 2010 (1)	--	--	--	--	--
Total	--		--		--

(1)
The stock repurchase plan that was in effect at the time of the corporate reorganization ceased to exist once the reorganization was complete.  Pursuant to applicable federal banking regulations, we may not repurchase our shares during the first year following the corporate reorganization except under very limited circumstances; therefore, the Company does not anticipate repurchasing any shares until December 2011.

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

CAPITOL FEDERAL FINANCIAL, INC.

Date:  February 9, 2011                                                                                       By: /s/ John B. Dicus
                                                                                                                     John B. Dicus, Chairman, President and
                                                                                                                     Chief Executive Officer

Date:  February 9, 2011                                                                              By: /s/ Kent G. Townsend
                                                                                                                               Kent G. Townsend, Executive Vice President,
                                                                                                                    Chief Financial Officer and Treasurer

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

4	The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, the instruments defining the rights of the holders of the Registrant’s long-term debt.
10.1(i)	Capitol Federal Financial’s Thrift Plan filed on November 29, 2007 as Exhibit 10.1(i) to the Annual Report on Form 10-K for Capitol Federal Financial and incorporated herein by reference
10.1(ii)	Capitol Federal Financial’s Stock Ownership Plan filed on November 29, 2007 as Exhibit 10.1(ii) to the Annual Report on Form 10-K for Capitol Federal Financial and incorporated herein by reference
10.1(iii)
Form of Change of Control Agreement with each of John B. Dicus, Kent G. Townsend, R. Joe Aleshire, Larry Brubaker, and Rick C. Jackson filed on January 20, 2011 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference

10.2
Capitol Federal Financial’s 2000 Stock Option and Incentive Plan (the “Stock Option Plan”) filed on April 13, 2000 as Appendix A to Capitol Federal Financial’s Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference

10.3
Capitol Federal Financial’s 2000 Recognition and Retention Plan filed on April 13, 2000 as Appendix B to Capitol Federal Financial’s Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference

10.4
Capitol Federal Financial Deferred Incentive Bonus Plan, as amended, filed on May 5, 2009 as Exhibit 10.4 to the June 30, 2009 Form 10-Q for Capitol Federal Financial and incorporated herein by reference

10.5	Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference
10.6	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4,
2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference
10.7	Form of Restricted Stock Agreement under the RRP filed on February 4, 2005 as Exhibit 10.7 to the
December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference
10.8	Description of Named Executive Officer Salary and Bonus Arrangements filed on November 29,
2010 as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K and incorporated herein by reference
10.9	Description of Director Fee Arrangements
10.10	Short-term Performance Plan filed on December 1, 2008 as Exhibit 10.10 to the Annual
Report on Form 10-K for Capitol Federal Financial for the fiscal year ended September 30, 2008 and incorporated herein by reference
11	Statement re: computation of earnings per share*
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer

32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer, and Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer

*No statement is provided because the computation of per share earnings can be clearly determined from the Financial Statements included in this report.