Form 10-Q
period 2011-03-31
Capitol Federal Financial Inc
filed 2011-05-10
CIK 1490906

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_________________

Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

                                                                                                 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☑

As of May 6, 2011, there were 167,493,608 shares of Capitol Federal Financial, Inc. Common Stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements
CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)
	March 31,	September 30,
	2011	2010
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $104,883 and $50,771)	$122,002	$65,217
Securities:
Available-for-sale (“AFS”) at estimated fair value (amortized cost of $1,207,245 and $1,009,142)	1,250,153	1,060,366
Held-to-maturity (“HTM”) at amortized cost (estimated fair value of $2,966,745 and $1,913,454)	2,953,661	1,880,154
Loans receivable, net of allowance for credit losses (“ACL”) of $13,814 and $14,892	5,096,615	5,168,202
Bank-owned life insurance (“BOLI”)	55,546	54,710
Capital stock of Federal Home Loan Bank (“FHLB”), at cost	122,651	120,866
Accrued interest receivable	30,778	30,220
Premises and equipment, net	43,211	41,260
Real estate owned (“REO”), net	11,337	9,920
Income taxes receivable	--	716
Other assets	47,157	55,499
TOTAL ASSETS	$9,733,111	$8,487,130

LIABILITIES:
Deposits	$4,711,189	$4,386,310
Advances from FHLB	2,351,863	2,348,371
Other borrowings, net	643,609	668,609
Advance payments by borrowers for taxes and insurance	48,095	55,036
Income taxes payable	2,411	--
Deferred income tax liabilities, net	19,520	33,244
Accounts payable and accrued expenses	30,015	33,610
Total liabilities	7,806,702	7,525,180

STOCKHOLDERS’ EQUITY:
Preferred stock ($0.01 par value) 100,000,000 shares authorized; none issued	--	--
Common stock ($0.01 par value) 1,400,000,000 shares authorized, 167,493,608 shares issued; 167,493,608 and 73,992,678 shares outstanding
as of March 31, 2011 and September 30, 2010, respectively	1,675	915
Additional paid-in capital	1,390,949	457,795
Unearned compensation, Employee Stock Ownership Plan (“ESOP”)	(52,033)	(6,050)
Unearned compensation, Recognition and Retention Plan (“RRP”)	(184)	(255)
Retained earnings	559,313	801,044
Accumulated other comprehensive income (“AOCI”), net of tax	26,689	31,862
Less shares held in treasury (0 and 17,519,609 shares as of March 31, 2011
and September 30, 2010, respectively, at cost)	--	(323,361)
Total stockholders' equity	1,926,409	961,950
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,733,111	$8,487,130

See accompanying notes to consolidated financial statements.
<Index>

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
INTEREST AND DIVIDEND INCOME:
Loans receivable	$61,554	$70,315	$127,497	$144,841
Mortgage-backed securities ("MBS")	17,320	18,627	32,760	39,381
Investment securities	4,743	3,726	9,518	6,285
Capital stock of FHLB	883	985	1,785	1,986
Cash and cash equivalents	441	54	628	101
Total interest and dividend income	84,941	93,707	172,188	192,594

INTEREST EXPENSE:
FHLB advances	21,968	24,299	45,099	49,118
Deposits	16,069	19,776	33,450	41,881
Other borrowings	6,348	6,949	13,078	14,058
Total interest expense	44,385	51,024	91,627	105,057

NET INTEREST INCOME	40,556	42,683	80,561	87,537

PROVISION FOR CREDIT LOSSES	520	3,200	1,170	6,315
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	40,036	39,483	79,391	81,222

OTHER INCOME:
Retail fees and charges	3,561	4,213	7,504	8,936
Insurance commissions	888	753	1,706	1,335
Loan fees	621	674	1,276	1,255
Income from BOLI	504	223	836	491
Gain on securities, net	--	--	--	6,454
Other income, net	570	673	1,139	1,196
Total other income	6,144	6,536	12,461	19,667

OTHER EXPENSES:
Salaries and employee benefits	11,067	10,807	21,058	21,339
Communications, information technology, and occupancy	3,977	3,854	7,853	7,796
Federal insurance premium	1,128	1,845	2,986	3,659
Deposit and loan transaction costs	1,274	1,316	2,626	2,696
Regulatory and outside services	1,139	994	2,328	2,442
Advertising and promotional	693	1,337	1,524	2,981
Contribution to Capitol Federal Foundation (“Foundation”)	--	--	40,000	--
Other expenses, net	3,577	2,947	7,818	4,936
Total other expenses	22,855	23,100	86,193	45,849
INCOME BEFORE INCOME TAX EXPENSE	23,325	22,919	5,659	55,040
INCOME TAX EXPENSE	7,689	8,264	1,281	19,405
NET INCOME	$15,636	$14,655	$4,378	$35,635
    (Continued)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Basic earnings per common share	$0.10	$0.09	$0.03	$0.22
Diluted earnings per common share	$0.10	$0.09	$0.03	$0.22
Dividends declared per public share	$0.68	$0.50	$1.48	$1.29

Basic weighted average common shares	161,499,795	165,734,124	163,542,495	165,794,605
Diluted weighted average common shares	161,507,374	165,798,989	163,550,750	165,847,257

(Concluded)

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

		Additional	Unearned					Total
	Common	Paid-In	Compensation-		Retained		Treasury	Stockholders'
	Stock	Capital	ESOP	RRP	Earnings	AOCI	Stock	Equity

Balance at October 1, 2010	$915	$457,795	$(6,050)	$(255)	$801,044	$31,862	$(323,361)	$961,950
Comprehensive income:
Net income					4,378			4,378
Other comprehensive (loss) income:
Changes in unrealized gain/losses on
securities AFS, net of deferred
income taxes of $3,143						(5,173)		(5,173)
Total comprehensive (loss) income								(795)

ESOP activity, net		1,625	1,277					2,902
RRP activity, net		(4)						(4)
Stock based compensation - stock options and RRP		63		71				134
Stock options exercised		1						1
Dividends on common stock to
stockholders $1.48 per share					(125,899)			(125,899)

Corporate reorganization:
Merger of Capitol Federal Savings Bank MHC	(522)	1,997			(1,223)			252
Retirement of treasury stock	(175)	(204,199)			(118,987)		323,361	--
Exchange of common stock	276	(323)						(47)
Proceeds from stock offering, net of offering expenses	1,181	1,133,994						1,135,175

Purchase of common stock by ESOP			(47,260)					(47,260)
Balance at March 31, 2011	$1,675	$1,390,949	$(52,033)	$(184)	$559,313	$26,689	$--	$1,926,409

See accompanying notes to consolidated financial statements.
<Index>

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Six Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,378	$35,635
Adjustments to reconcile net income to net cash provided by
operating activities:
FHLB stock dividends	(1,785)	(1,986)
Provision for credit losses	1,170	6,315
Originations of loans receivable held-for-sale (“LHFS”)	(8,106)	(5,035)
Proceeds from sales of LHFS	9,597	3,188
Amortization and accretion of premiums and discounts on securities	3,375	3,005
Depreciation and amortization of premises and equipment	2,218	2,410
Amortization of deferred amounts related to FHLB advances, net	3,492	3,272
Common stock committed to be released for allocation - ESOP	2,902	3,263
Stock based compensation - stock options and RRP	134	285
Gain on the sale of trading securities received
in the loan swap transaction	--	(6,454)
Changes in:
Prepaid federal insurance premium	2,743	(24,005)
Accrued interest receivable	(558)	851
Other assets, net	2,478	(629)
Income taxes payable/receivable	(7,458)	(1,321)
Accounts payable and accrued expenses	(8,245)	(6,948)
Net cash provided by operating activities	6,335	11,846

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of trading securities
received in the loan swap transaction	--	199,144
Purchase of AFS securities	(405,815)	--
Purchase of HTM securities	(1,658,451)	(616,717)
Proceeds from calls, maturities and principal reductions of AFS securities	206,371	262,088
Proceeds from calls, maturities and principal reductions of HTM securities	582,910	92,063
Loan originations and purchases, net of principal collected
and deferred loan fees	62,530	17,695
Purchases of premises and equipment	(4,011)	(5,094)
Proceeds from sales of REO	5,774	5,967
Net cash used in investing activities	(1,210,692)	(44,854)

(Continued)

	For the Six Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(125,899)	(27,408)
Deposits, net of withdrawals	342,569	90,457
Proceeds from borrowings	300,000	--
Repayments of borrowings	(325,000)	--
Change in advance payments by borrowers for taxes and insurance	(6,941)	(6,561)
Acquisitions of treasury stock	--	(4,019)
Net proceeds from common stock offering	1,076,412	--
Stock options exercised	--	86
Excess tax benefits from stock options	1	34
Net cash provided by financing activities	1,261,142	52,589

NET INCREASE IN CASH AND CASH EQUIVALENTS	56,785	19,581
CASH AND CASH EQUIVALENTS:
Beginning of period	65,217	41,154
End of period	$122,002	$60,735

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$8,738	$20,687
Interest payments	$88,477	$103,181

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Note received from ESOP in exchange for common stock	$47,260	$--

Customer deposit holds related to common stock offering	$17,690	$--

Loans transferred to REO	$8,355	$5,344

Swap of loans for trading securities	$--	$193,889

(Concluded)
See accompanying notes to consolidated financial statements.
<Index>

Notes to Consolidated Financial Statements (Unaudited)

1.   Summary of Significant Accounting Policies

Basis of Presentation - In December 2010, Capitol Federal Financial completed its conversion from a mutual holding company form of organization to a stock form of organization (“corporate reorganization”).   Capitol Federal Financial, which owned 100% of Capitol Federal Savings Bank (the “Bank”), was succeeded by Capitol Federal Financial, Inc. (“the Company”), a new Maryland corporation.  As part of the corporate reorganization, Capitol Federal Savings Bank MHC’s (“MHC”) ownership interest in Capitol Federal Financial was sold in a public offering.  Gross proceeds from the offering were $1.18 billion and related offering expenses were $46.7 million, of which $6.0 million were incurred and deferred in fiscal year 2010.  The publicly held shares of Capitol Federal Financial were exchanged for new shares of common stock of the Company.  The exchange ratio was 2.2637 and ensured that immediately after the corporate reorganization the public stockholders of Capitol Federal Financial owned the same aggregate percentage of Capitol Federal Financial, Inc. common stock that they owned of Capitol Federal Financial common stock immediately prior to the reorganization.  All share information used to calculate earnings per share in the consolidated financial statements prior to the corporate reorganization has been revised to reflect the 2.2637 exchange ratio.  In conjunction with the corporate reorganization, the Company contributed $40.0 million of cash to the Bank’s charitable foundation, Capitol Federal Foundation.  Additionally, a “liquidation account” has been established for the benefit of certain depositors of the Bank in an amount equal to MHC’s ownership interest in the retained earnings of Capitol Federal Financial as of June 30, 2010.  Under Office of Thrift Supervision (“OTS”) regulations, neither the Company nor the Bank is permitted to pay dividends on its capital stock to its stockholders if stockholders’ equity would be reduced below the total of the liquidation account.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank.  The Bank has a wholly-owned subsidiary, Capitol Funds, Inc.  Capitol Funds, Inc. has a wholly-owned subsidiary, Capitol Federal Mortgage Reinsurance Company.  All intercompany accounts and transactions have been eliminated in consolidation.  The financial information presented is derived from the consolidated financial statements of the Company after the corporate reorganization in December 2010 and from the consolidated financial statements of Capitol Federal Financial prior to the corporate reorganization.

Capitol Federal Financial’s treasury shares were retired in connection with the corporate reorganization.  As noted above, the Company is a Maryland corporation.  Under Maryland law, there is no concept of “treasury shares.”  Instead, shares purchased by the Company constitute authorized but unissued shares under Maryland law.  There were no treasury shares at March 31, 2011.

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, filed with the Securities and Exchange Commission (“SEC”).  Interim results are not necessarily indicative of results for a full year.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods.  Significant estimates include the ACL and fair value measurements.  Actual results could differ from those estimates.

Loans Receivable - Loans receivable that management has the intent and ability to hold for the foreseeable future are carried at the amount of unpaid principal, net of the ACL, undisbursed loan funds, unamortized premiums and discounts, and deferred loan origination fees and costs.  Net loan origination fees and costs and premiums and discounts are amortized as yield adjustments to interest income using the level-yield method, adjusted for the estimated prepayment speeds of the related loans when applicable.  Interest on loans is credited to income as earned and accrued only if deemed collectible.

Existing loan customers, whose loans have not been sold to third parties and who have been current on their contractual loan payments for the previous 12 months, have the opportunity, for a fee, to modify their original loan terms to current loan terms being offered.  The fee assessed for modifying the mortgage loan is deferred and amortized over the life of the modified loan using the level-yield method and is reflected as an adjustment to interest income.  Each modification is examined on a loan-by-loan basis and if the modification of terms represents more than a minor change to the loan, then the unamortized balance of the pre-modification deferred fees or costs associated with the mortgage loan are recognized in interest income at the time of the modification.  If the modification of terms does not represent more than a minor change to the loan, then the unamortized balance of the pre-modification deferred fees or costs continue to be deferred.

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

A condition in which the Bank grants a concession that it would not otherwise consider to a borrower due to financial difficulties is a troubled debt restructuring (“TDR”).  The majority of the Bank’s TDRs involve a modification in loan terms such as a temporary reduction in the payment amount requiring only interest and escrow payments (if required) and extending the maturity date of the loan.

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

Allowance for Credit Losses - The ACL represents management’s best estimate of the amount of known and inherent losses in the loan portfolio as of the balance sheet date.  Management’s methodology for assessing the appropriateness of the ACL consists of a formula analysis for general valuation allowances and SVAs for identified problem loans.  Management maintains the ACL through provisions for loan losses that are charged to income.

For one-to four-family loans, losses are charged-off when a loan is transferred to REO or if there is a short-sale of the collateral.   For consumer home equity loans where the Bank only holds the second mortgage, if the loan balance is in excess of the fair value and the loan is in foreclosure, the difference between the loan balance and the fair value is charged-off.  Private mortgage insurance (“PMI”) and estimated selling costs are taken into consideration when calculating the amount to charge-off for home equity loans.  Other consumer loans that are unsecured are entirely charged-off once the loan is 120 days past due.  For multi-family and commercial loans, the Bank records a charge-off when it is determined that the collection of all or a portion of a loan may not be collected and the amount of that loss is reasonably estimated.

The Bank’s primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties, resulting in a loan concentration in residential mortgage loans.  The Bank has a concentration of loans secured by residential property located in Kansas and Missouri.  Based on the composition of the Bank’s loan portfolio, the primary risks inherent in the one- to four-family and consumer loan portfolios are the continued weakened economic conditions, continued high levels of unemployment or underemployment, and a continuing decline in residential real estate values.  Any one or a combination of these events may adversely affect borrowers’ ability to repay their loans, resulting in increased delinquencies, non-performing assets, loan losses, and future loan loss provisions.  Although the multi-family and commercial loan portfolio also shares the risk of continued weakened economic conditions, the primary risks for the portfolio include the ability of the borrower to sustain sufficient cash flows from leases and to control expenses to satisfy their contractual debt payments, or the ability to utilize personal and/or business resources to pay their contractual debt payments if the cash flows are not sufficient.  Additionally, if the Bank were to repossess the secured collateral of a multi-family or commercial loan, the pool of potential buyers is limited more than that for a residential property; therefore, the Bank could hold the property for an extended period of time and potentially be forced to sell at a discounted price, resulting in additional losses.

Management considers several quantitative and qualitative factors quarterly while monitoring the credit quality of the loan portfolio and evaluating the adequacy of the ACL.  Such factors include the trend and composition of delinquent and non-performing loans, results of foreclosed property and short-sale transactions (historical losses and net charge-offs), the current status and trends of local and national economies, particularly levels of unemployment, trends and current conditions in the residential real estate markets, and loan portfolio growth and concentrations. Since the Bank’s loan portfolio is primarily concentrated in one- to four-family real estate, management monitors residential real estate market value trends in the Bank’s local market areas and geographic sections of the U.S. by reference to various industry and market reports, economic releases and surveys, and management’s general and specific knowledge of the real estate markets in which the Bank lends, in order to determine what impact, if any, such trends may have on the level of ACL.   Reviewing these quantitative and qualitative factors assists management in evaluating the overall credit quality of the loan portfolio and the reasonableness of the ACL on an ongoing basis, and whether changes need to be made to the Bank’s allowance for credit loss methodology.  Management seeks to apply the allowance for credit loss methodology in a consistent manner; however, the methodology can be modified in response to changing conditions.  There were no significant modifications to the formula analysis methodology during the current quarter.  The formula analysis for general valuation allowances is updated each quarter.  Within the formula analysis, the loan portfolio is segregated into the following categories:  one- to four-family loans, multi-family and commercial loans, consumer home equity loans, and other consumer loans.  Home equity loans with the same underlying collateral as a one- to four-family loan are combined with the one- to four-family loan in the formula analysis to calculate a combined loan-to-value (“LTV”) ratio.  Impaired loans are excluded from the formula analysis as they are individually evaluated for SVAs.  The one- to four-family loan portfolio and related home equity loans are segregated into additional categories based on the following risk characteristics:  originated or purchased from nationwide lender, interest payments (fixed-rate, adjustable-rate, and interest-only), LTV ratios, borrower’s credit scores, and certain states where the Bank has experienced measurable losses on REO and short-sales.  The additional categories were derived by management based on reviewing the historical performance of the one- to four-family loan portfolio and taking into consideration current economic conditions, such as trends in the residential real estate values in certain areas of the U.S. and unemployment rates.

Quantitative loss factors are applied to each loan category in the formula analysis based on the historical loss experience and current SVAs, adjusted for loan delinquency trends, for each respective loan category.  Each quarter, management reviews the historical loss time periods and utilizes the historical loss time periods believed to be the most reflective of the current economic conditions and recent charge-off experience for each respective loan category.

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

SVAs are established in connection with individual loan reviews of impaired loans.  Since the majority of the Bank’s loan portfolio is composed of residential real estate, determining the estimated fair value of the underlying collateral is important in evaluating the amount of SVAs required for impaired one-to four-family loans.  If the estimated fair value of the collateral, less estimated costs to sell and anticipated PMI proceeds, is less than the current loan balance, an SVA is established for the difference.  Once a purchased one-to four-family loan is 90 days delinquent, new collateral values are obtained through automated valuation models (“AVMs”) or broker price opinions (“BPOs”).  An updated AVM or BPO is then requested approximately every 6 months while the loan is greater than 90 days delinquent.  Due to the relatively stable home values in Kansas and Missouri, new appraisals on originated one- to four- family loans are not obtained until a loan enters foreclosure.  For originated one- to four-family loans and home equity loans that are impaired and the most recent appraisal is more than one year old, management estimates the fair value of the collateral using the most recently published Federal Housing Finance Agency (“FHFA”) index.  If the Bank holds the first and second mortgage, both loans are combined when evaluating the need for an SVA.

Loans with an outstanding balance of $1.5 million or more are reviewed annually if secured by property in one of the following categories:  multi-family (five or more units) property, unimproved land, other improved commercial property, acquisition and development of land projects, developed building lots, office building, single-use building, or retail building.  SVAs are established if necessary, or management may charge-off such losses if deemed appropriate.

Assessing the adequacy of the ACL is inherently subjective.  Actual results could differ from estimates as a result of changes in economic or market conditions.  Changes in estimates could result in a material change in the ACL.  In the opinion of management, the ACL, when taken as a whole, is adequate to absorb estimated losses inherent in the loan portfolio.  However, future adjustments may be necessary if loan portfolio performance or economic or market conditions differ substantially from the conditions that existed at the time of the initial determinations.

Recent Accounting Pronouncements - Effective October 1, 2010, the Company adopted new authoritative accounting guidance under Accounting Standards Codification (“ASC”) 860, Transfers of Servicing Assets.  The objective of this standard is to improve the relevance, representational faithfulness, and comparability of the information provided in the financial statements related to the transfer of financial assets; the effects of a transfer on the company’s financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  The adoption of this standard did not have a material impact on the Company’s financial condition or results of operations.

Effective October 1, 2010, the Company also adopted new authoritative accounting guidance under ASC 810, Consolidation (“ASC 810”).  The new guidance did not change many of the key principles for determining whether an entity is a variable interest entity consistent with the ASC on “Consolidation”, but does amend many important provisions of the existing guidance on “Consolidation.”  The adoption of this standard did not have an impact on the Company’s financial condition, results of operations, or financial statement disclosures.

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20, Disclosures about Credit Quality of Financing Receivables and the Allowance for Credit Losses, which amends ASC 310, Receivables, by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its ACL. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its ACL as well as changes in the allowance and the reasons for those changes.   The new and amended disclosures that relate to information as of the end of a reporting period were effective for the Company at December 31, 2010. The disclosures that include information for activity that occurs during a reporting period were effective beginning January 1, 2011 for the Company.  Since the provisions of ASU 2010-20 are disclosure-related, the Company’s adoption of this guidance did not have an impact to its financial condition or results of operations.

In January 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures About Troubled Debt Restructurings in Update No. 2010-20, which temporarily deferred the effective date in ASU 2010-20 for disclosures about TDRs by creditors until the FASB finalized its project on determining what constitutes a TDR for a creditor. In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring, which amends the content in ASC 310 related to identifying TDRs and effectively nullifies ASU 2011-01.  ASU 2011-02 removes the deferral of the TDR disclosure requirements of ASU 2010-20 for public entities and thus establishes the effective date for those disclosures.  ASU 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011, which is July 1, 2011 for the Company.  The pronouncement is to be applied retrospectively to modifications occurring on or after the beginning of the fiscal year of adoption, which is October 1, 2010 for the Company.  The Company has not yet completed it assessment of the impact of ASU 2011-02.

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

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(in thousands, except share and per share data)
Net income (1)	$15,636	$14,655	$4,378	$35,635

Average common shares outstanding	161,381,230	165,618,743	163,483,221	165,736,922
Average committed ESOP shares outstanding	118,565	115,381	59,274	57,683
Total basic average common shares outstanding	161,499,795	165,734,124	163,542,495	165,794,605

Effect of dilutive RRP shares	2,104	5,851	3,250	9,020
Effect of dilutive stock options	5,475	59,014	5,005	43,632

Total diluted average common shares outstanding	161,507,374	165,798,989	163,550,750	165,847,257

Net earnings per share:
Basic	$0.10	$0.09	$0.03	$0.22
Diluted	$0.10	$0.09	$0.03	$0.22

Antidilutive stock options and RRP shares excluded
from the diluted average common shares
outstanding calculation	902,945	354,839	902,939	645,946

(1)	Net income available to participating securities (unvested RRP shares) was inconsequential for the three and six months ended March 31, 2011 and 2010.

3.   Securities

The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS and HTM securities at March 31, 2011 and September 30, 2010.  The majority of the MBS and investment portfolios are composed of securities issued by U.S. government-sponsored enterprises (“GSEs”).

	March 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$404,886	$137	$64	$404,959
Municipal bonds	2,639	114	--	2,753
Trust preferred securities	3,708	--	929	2,779
MBS	796,012	43,651	1	839,662
	1,207,245	43,902	994	1,250,153
HTM:
GSE debentures	1,376,742	1,305	7,682	1,370,365
Municipal bonds	60,682	1,627	65	62,244
MBS	1,516,237	26,175	8,276	1,534,136
	2,953,661	29,107	16,023	2,966,745
	$4,160,906	$73,009	$17,017	$4,216,898

	September 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$50,151	$104	$--	$50,255
Municipal bonds	2,649	170	--	2,819
Trust preferred securities	3,721	--	925	2,796
MBS	952,621	51,881	6	1,004,496
	1,009,142	52,155	931	1,060,366
HTM:
GSE debentures	1,208,829	4,441	--	1,213,270
Municipal bonds	67,957	2,654	1	70,610
MBS	603,368	26,209	3	629,574
	1,880,154	33,304	4	1,913,454
	$2,889,296	$85,459	$935	$2,973,820

At March 31, 2011 and September 30, 2010, the MBS held within our portfolio were issued by Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), or Government National Mortgage Association (“GNMA”), with the exception of $2.2 million and $2.9 million at those respective dates, which were issued by a private issuer.  The following table presents the carrying value of the MBS in our portfolio by issuer at March 31, 2011 and September 30, 2010.

	March 31, 2011	September 30, 2010
	(Dollars in thousands)

FNMA	$1,309,547	$890,216
FHLMC	836,664	712,253
GNMA	207,448	2,452
Private Issuer	2,240	2,943
	$2,355,899	$1,607,864

The following table presents the taxable and non-taxable components of interest income on investment securities for the three and six months ended March 31, 2011 and 2010:

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(Dollars in thousands)

Taxable	$4,266	$3,188	$8,537	$5,213
Non-taxable	477	538	981	1,072
	$4,743	$3,726	$9,518	$6,285

The following tables summarize the estimated fair value and gross unrealized losses of those securities on which an unrealized loss at March 31, 2011 and September 30, 2010 was reported and the continuous unrealized loss position for the 12 months prior to March 31, 2011 and September 30, 2010 or for a shorter period of time, as applicable.

	March 31, 2011
	Less Than			Equal to or Greater
	12 Months			Than 12 Months
		Estimated	Unrealized		Estimated	Unrealized
	Count	Fair Value	Losses	Count	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	4	$81,114	$64	--	$--	$--
Trust preferred securities	--	--	--	1	2,779	929
MBS	3	521	1	--	--	--
	7	$81,635	$65	1	$2,779	$929

HTM:
GSE debentures	24	$700,867	$7,682	--	$--	$--
Municipal bonds	5	3,549	36	1	848	29
MBS	23	612,510	8,276	--	--	--
	52	$1,316,926	$15,994	1	$848	$29

	September 30, 2010
	Less Than			Equal to or Greater
	12 Months			Than 12 Months
		Estimated	Unrealized		Estimated	Unrealized
	Count	Fair Value	Losses	Count	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	--	$--	$--	--	$--	$--
Trust preferred securities	--	--	--	1	2,796	925
MBS	4	1,678	5	3	359	1
	4	$1,678	$5	4	$3,155	$926

HTM:
GSE debentures	--	$--	$--	--	$--	$--
Municipal bonds	--	--	--	1	878	1
MBS	1	48,392	3	--	--	--
	1	$48,392	$3	1	$878	$1

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

The unrealized losses at March 31, 2011 and September 30, 2010 are primarily a result of increases in market yields from the time of purchase.  In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired.  Additionally, the impairment is also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity.

The amortized cost and estimated fair value of securities by remaining contractual maturity without consideration for call features or pre-refunding dates as of March 31, 2011 are shown below.  Actual maturities of MBS may differ from contractual maturities because borrowers have the right to prepay obligations, generally without penalty.  Maturities of MBS depend on the repayment characteristics and experience of the underlying financial instruments.

	AFS		HTM
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)

One year or less	$222,192	$222,238	$3,687	$3,712
One year through five years	183,271	183,323	1,378,831	1,373,210
Five years through ten years	178,185	190,828	492,400	502,343
Ten years and thereafter	623,597	653,764	1,078,743	1,087,480
	$1,207,245	$1,250,153	$2,953,661	$2,966,745

Issuers of certain investment securities have the right to call and prepay obligations with or without prepayment penalties.  As of March 31, 2011, the amortized cost of the securities in our portfolio which are callable or have pre-refunding dates within one year totaled $1.29 billion.

The following table summarizes the amortized cost and estimated fair value of securities pledged as collateral as of the dates indicated.

	March 31, 2011		September 30, 2010
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)

Repurchase agreements	$648,839	$685,856	$671,852	$709,919
Retail deposits	211,466	210,024	--	--
Public unit deposits	119,482	126,880	120,241	128,621
Federal Reserve Bank	29,886	31,225	34,720	36,363
	$1,009,673	$1,053,985	$826,813	$874,903

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

4.   Loans Receivable and Allowance for Credit Losses

Loans receivable, net at March 31, 2011 and September 30, 2010 is summarized as follows:

	March 31, 2011	September 30, 2010
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$4,867,405	$4,915,651
Multi-family and commercial	60,869	66,476
Construction	39,694	33,168
Total real estate loans	4,967,968	5,015,295

Consumer loans:
Home equity	169,150	186,347
Other	6,932	7,671
Total consumer loans	176,082	194,018

Total loans receivable	5,144,050	5,209,313

Less:
Undisbursed loan funds	21,004	15,489
Unearned loan fees and deferred costs	12,617	10,730
ACL	13,814	14,892
	$5,096,615	$5,168,202

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

One- to four-family loans - One- to four-family loans are underwritten manually or by an automated underwriting system developed by a third party.  The system’s components closely resemble the Bank’s manual underwriting standards which are generally in accordance with FHLMC and FNMA manual underwriting guidelines.  The automated underwriting system analyzes the applicant’s data, with emphasis on credit history, employment and income history, qualifying ratios reflecting the applicant’s ability to repay, asset reserves, and LTV ratio.  Full documentation to support the applicant’s credit, income, and sufficient funds to cover all applicable fees and reserves at closing is required on all loans.  Loans that do not meet the automated underwriting standards are referred to a staff underwriter for manual underwriting.  Properties securing one- to four-family loans are appraised by either staff appraisers or fee appraisers, both of which are independent of the loan origination function.

The underwriting standards for loans purchased from correspondent and nationwide lenders are generally similar to the Bank’s internal underwriting standards.  The underwriting of loans purchased from correspondent lenders is generally performed by the Bank’s underwriters and the Bank services the loans.  Before committing to purchase a pool of loans from a nationwide lender, the Bank’s Chief Lending Officer or Secondary Marketing Manager reviews specific criteria such as loan amount, credit scores, LTV ratios, geographic location, and debt ratios of each loan in the pool.  If the specific criteria do not meet the Bank’s underwriting standards and compensating factors are not sufficient, then a loan will be removed from the pool.  Before the pool is funded, an internal Bank underwriter reviews at least 25% of the loan files to confirm loan terms, credit scores, debt service ratios, property appraisals, and other underwriting related documentation.  The Bank does not service the loans purchased from nationwide lenders.  For the tables within this footnote, loans purchased from correspondent lenders are included with originated loans, and loans purchased from nationwide lenders are reported as purchased loans.

The Bank also originates construction-to-permanent loans secured by one- to four-family residential real estate.  The majority of the one- to four-family construction loans are secured by property located within the Bank’s Kansas City market area.  Construction loans are obtained primarily by homeowners who will occupy the property when construction is complete.  Construction loans to builders for speculative purposes are not permitted.  The application process includes submission of complete plans, specifications, and costs of the project to be constructed.  All construction loans are manually underwritten using the Bank’s internal underwriting standards.  Construction draw requests and the supporting documentation are reviewed and approved by management.  The Bank also performs regular documented inspections of the construction project to ensure the funds are being used for the intended purpose and the project is being completed according to the plans and specifications provided.

For a conventional mortgage with an LTV ratio in excess of 80% at the time of origination, PMI is required in order to reduce the Bank’s loss exposure to less than 80% of either the appraised value or the purchase price of the property, whichever is less.  The Bank will lend up to 97% of the lesser of the appraised value or purchase price for conventional one- to four-family loans, provided PMI is obtained.

Multi-family and commercial loans - The Bank’s multi-family and commercial real estate loans are secured primarily by multi-family dwellings and small commercial buildings generally located in the Bank’s market areas.  These loans are granted based on the income producing potential of the property and the financial strength of the borrower.  At the time of origination, LTV ratios on multi-family and commercial real estate loans cannot exceed 80% of the appraised value of the property securing the loans.  The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt at the time of origination.  The Bank generally requires personal guarantees of the borrowers covering a portion of the debt in addition to the security property as collateral for these loans.  Appraisals on properties securing these loans are performed by independent state certified fee appraisers.

Consumer loans -The Bank offers a variety of secured consumer loans, including home equity loans and lines of credit, home improvement loans, auto loans, and loans secured by savings deposits.   The Bank also originates a very limited amount of unsecured loans.  The Bank does not originate any consumer loans on an indirect basis, such as contracts purchased from retailers of goods or services which have extended credit to their customers.  The majority of the consumer loan portfolio is comprised of home equity lines of credit. In order to minimize risk of loss, home equity loans that are greater than 80% of the value of the property at the time of origination, when combined with the first mortgage, require PMI.

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

Credit quality indicators – Based on the Bank’s lending emphasis and underwriting standards, management has segmented the loan portfolio into three segments:  one- to four-family loans, consumer loans, and multi-family and commercial loans.  The one- to four-family and consumer segments are further grouped into classes for purposes of providing disaggregated information about the credit quality of the loan portfolio.  The classes are:  one- to four-family loans – originated, one- to four-family loans – purchased, consumer loans – home equity, and consumer loans – other.  The Bank’s primary credit quality indicators for the one- to four-family loan and consumer - home equity loan portfolios are delinquency status, asset classifications in accordance with applicable regulations, LTV ratios and borrower credit scores.  The Bank’s primary credit quality indicators for the multi-family and commercial loan and consumer – other loan portfolios are delinquency status and asset classifications in accordance with applicable regulations.

The following table presents the recorded investment of loans, defined as the unpaid loan principal balance (net of unadvanced funds related to loans in process) inclusive of unearned loan fees and deferred costs, of the Company's 30 to 89 day delinquent loans, 90 or more day delinquent loans, total delinquent loans, total current loans, and the total loans receivable balance at March 31, 2011 by class.  In the general valuation allowance model, loans in the 30 to 89 day delinquent category are assigned a higher loss factor than corresponding performing loans.  Loans 90 or more days delinquent are considered impaired loans and are individually evaluated for impairment.  At March 31, 2011, all loans in the 90 or more days delinquent category were on nonaccrual status and represented the entire balance of nonaccrual loans.  At March 31, 2011, there were no loans 90 or more days delinquent that were still accruing interest.

			Total		Total
	30 to 89 Days	90 or More Days	Delinquent	Current	Recorded
	Delinquent	Delinquent	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family loans - originated	$16,768	$13,885	$30,653	$4,341,566	$4,372,219
One- to four-family loans - purchased	5,616	15,220	20,836	479,617	500,453
Multi-family and commercial loans	--	--	--	61,675	61,675
Consumer - home equity	456	428	884	168,266	169,150
Consumer - other	180	59	239	6,693	6,932
	$23,020	$29,592	$52,612	$5,057,817	$5,110,429

In connection with the filing of the Bank’s periodic reports with the OTS and in accordance with the Bank’s asset classification policy, management regularly reviews the problem loans in the Bank's portfolio to determine whether any assets require classification in accordance with applicable regulations.  Loan classifications, other than pass loans, are defined as follows:

•
Special mention - These loans are performing loans on which known information about the collateral pledged or the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such loans in the non-performing loan categories.

•
Substandard - A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard loans include those characterized by the distinct possibility the Bank will sustain some loss if the deficiencies are not corrected.

•
Doubtful - Loans classified as doubtful have all the weaknesses inherent as those classified as substandard, with the added characteristic that the weaknesses present make collection or liquidation in full on the basis of currently existing facts and conditions and values highly questionable and improbable.

•	Loss - Loans classified as loss are considered uncollectible and of such little value that their continuance as loans without the establishment of specific loss allowance is not warranted.

Special mention loans are included with loans 30 to 89 days delinquent in the general valuation allowance model, if the loan is not considered impaired.  Loans classified as substandard, doubtful, or loss are considered impaired loans and are individually evaluated for impairment.

The following table sets forth the recorded investment in loans, less SVAs, classified at March 31, 2011 by class.  At March 31, 2011, there were no loans classified as doubtful or loss that were not fully reserved.  In addition to the classified loans below, the Bank has $10.6 million of other assets also classified per its asset classification policy and applicable regulations.

	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family - originated	$19,254	$19,512
One- to four-family - purchased	565	17,348
Multi-family and commercial	8,223	--
Consumer - home equity	26	654
Consumer - other	--	63
	$28,068	$37,577

The following tables show the LTV and credit score information for originated and purchased one- to four-family loans and originated consumer home equity loans at March 31, 2011.  Borrower credit scores provide an indication as to the likelihood that a borrower will repay their debts.  Credit scores were most recently updated in March 2011 and were obtained from a nationally recognized consumer rating agency.  The LTV ratios provide an estimate of the extent to which the Bank may incur a loss on any given loan that may go into foreclosure.  The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent bank appraisal, BPO or AVM, if available.  In most cases, the most recent appraisal was obtained at the time of origination.

One- to Four-Family - Originated	Credit Score
	Less than 660		661 to 700		701 to 750		751 and above		Total
	Recorded	% of	Recorded	% of	Recorded	% of	Recorded	% of	Recorded	% of
LTV ratio	Investment	total	Investment	total	Investment	total	Investment	total	Investment	total
	(Dollars in thousands)
Less than 70%	$95,943	2.2%	$111,967	2.6%	$310,571	7.1%	$1,723,087	39.4%	$2,241,568	51.3%
70% to 80%	76,269	1.7	89,475	2.0	287,152	6.6	1,004,609	23.0	1,457,505	33.3
More than 80%	61,662	1.4	58,905	1.3	173,748	4.0	378,831	8.7	673,146	15.4
	$233,874	5.3%	$260,347	5.9%	$771,471	17.7%	$3,106,527	71.1%	$4,372,219	100.0%

Weighted average LTV ratio	66%
Weighted average credit score	762

One- to Four-Family - Purchased	Credit Score
	Less than 660		661 to 700		701 to 750		751 and above		Total
	Recorded	% of	Recorded	% of	Recorded	% of	Recorded	% of	Recorded	% of
LTV ratio	Investment	total	Investment	total	Investment	total	Investment	total	Investment	total
	(Dollars in thousands)
Less than 70%	$22,912	4.6%	$27,550	5.5%	$77,159	15.4%	$223,502	44.7%	$351,123	70.2%
70% to 80%	17,489	3.5	17,235	3.4	28,404	5.7	67,351	13.5	130,479	26.1
More than 80%	16,554	3.3	888	0.2	1,175	0.2	234	0.0	18,851	3.7
	$56,955	11.4%	$45,673	9.1%	$106,738	21.3%	$291,087	58.2%	$500,453	100.0%

Weighted average LTV ratio	59%
Weighted average credit score	741

Consumer - Home Equity	Credit Score
	Less than 660		661 to 700		701 to 750		751 and above		Total
	Recorded	% of	Recorded	% of	Recorded	% of	Recorded	% of	Recorded	% of
LTV ratio	Investment	total	Investment	total	Investment	total	Investment	total	Investment	total
	(Dollars in thousands)
Less than 70%	$15,575	9.2%	$13,549	8.0%	$32,256	19.1%	$105,871	62.6%	$167,251	98.9%
70% to 80%	163	0.1	122	0.1	124	0.1	665	0.4	1,074	0.7
More than 80%	195	0.1	17	0.0	241	0.1	372	0.2	825	0.4
	$15,933	9.4%	$13,688	8.1%	$32,621	19.3%	$106,908	63.2%	$169,150	100.0%

Weighted average LTV ratio	19%
Weighted average credit score	743

Impaired loans - Impaired loans are defined as non-accrual loans, loans classified as substandard, loans with SVAs, and TDRs that have not yet performed under the restructured terms for 12 consecutive months or are required by the accounting literature to be classified as such for the life of the loan.  Substantially all of the impaired loans at March 31, 2011 were secured by residential real estate.  Impaired loans related to residential real estate are individually evaluated to ensure that the carrying value of the loan is not in excess of the fair value of the collateral, less estimated selling costs.  Fair values of residential real estate are estimated through such methods as current appraisals, AVMs, BPOs, or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions.  If the outstanding loan balance is in excess of the estimated fair value determined by management, less estimated costs to sell, then a specific valuation allowance is recorded for the difference.  The following is a summary of information pertaining to impaired loans by class at March 31, 2011.

				Current	Fiscal	Current	Fiscal
				Quarter	Year-to-Date	Quarter	Year-to-Date
		Unpaid		Average	Average	Interest	Interest
	Recorded	Principal	Related	Recorded	Recorded	Income	Income
	Investment	Balance	ACL	Investment	Investment	Recognized	Recognized
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$35,602	$35,674	$--	$35,049	$33,351	$318	$632
One- to four-family - purchased	7,866	7,843	--	8,073	8,041	18	45
Multi-family and commercial	581	583	--	584	585	9	18
Consumer - home equity	654	654	--	728	782	6	11
Consumer - other	63	63	--	63	56	--	1
	44,766	44,817	--	44,497	42,815	351	707

With an allowance recorded
One- to four-family - originated	2,474	2,474	212	1,991	1,813	11	31
One- to four-family - purchased	12,943	12,853	2,894	14,053	14,778	48	94
Multi-family and commercial	--	--	--	--	--	--	--
Consumer - home equity	71	71	71	42	35	--	1
Consumer - other	--	--	--	--	--	--	--
	15,488	15,398	3,177	16,086	16,626	59	126

Total
One- to four-family - originated	38,076	38,148	212	37,040	35,164	329	663
One- to four-family - purchased	20,809	20,696	2,894	22,126	22,819	66	139
Multi-family and commercial	581	583	--	584	585	9	18
Consumer - home equity	725	725	71	770	817	6	12
Consumer - other	63	63	--	63	56	--	1
	$60,254	$60,215	$3,177	$60,583	$59,441	$410	$833

Allowance for credit losses - The following is a summary of the activity in the ACL by segment for the three and six months ended March 31, 2011 and the ending balance of the ACL at March 31, 2011, based on the Company’s impairment methodology.

	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Year-to-Date
Beginning balance	$3,813	$10,425	$14,238	$275	$379	$14,892
Charge-offs	(167)	(1,980)	(2,147)	--	(101)	(2,248)
Recoveries	--	--	--	--	--	--
Provision (recovery) for credit losses	570	592	1,162	(7)	15	1,170
Ending balance	$4,216	$9,037	$13,253	$268	$293	$13,814

Ratio of net charge-offs to average loans
outstanding year-to-date						0.04%

Ratio of net charge-offs year-to-date
to average non-performing assets						5.44%

	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Quarter-to-Date
Beginning balance	$3,610	$10,438	$14,048	$269	$406	$14,723
Charge-offs	(94)	(1,322)	(1,416)	--	(13)	(1,429)
Recoveries	--	--	--	--	--	--
Provision (recovery) for credit losses	700	(79)	621	(1)	(100)	520
Ending balance	$4,216	$9,037	$13,253	$268	$293	$13,814

Ratio of net charge-offs to average loans
outstanding during the quarter						0.03%

Ratio of net charge-offs during the quarter
to average non-performing assets						3.45%

ACL for loans collectively
evaluated for impairment	$4,004	$6,143	$10,147	$268	$222	$10,637
ACL for loans individually
evaluated for impairment	$212	$2,894	$3,106	$--	$71	$3,177

The following is a summary of the loan portfolio at March 31, 2011 by loan portfolio segment disaggregated by the Company’s impairment method.

	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment of loans
collectively evaluated for impairment	$4,334,143	$479,644	$4,813,787	$61,094	$175,294	$5,050,175

Recorded investment of loans
individually evaluated for impairment	38,076	20,809	58,885	581	788	60,254

	$4,372,219	$500,453	$4,872,672	$61,675	$176,082	$5,110,429

As noted above, the Bank has a loan concentration in residential first mortgage loans.  Continued declines in residential real estate values could adversely impact the property used as collateral for the Bank’s loans.  Adverse changes in the economic conditions and increasing unemployment rates may have a negative effect on the ability of the Bank’s borrowers to make timely loan payments, which would likely increase delinquencies and have an adverse impact on the Bank’s earnings.  Further increases in delinquencies will decrease interest income on loans receivable and will likely adversely impact the Bank’s loan loss experience, resulting in an increase in the Bank’s ACL and provision for credit losses.  Although management believes the ACL was at an adequate level to absorb known and inherent losses in the loan portfolio at March 31, 2011, the level of the ACL remains an estimate that is subject to significant judgment and short-term changes.  Additions to the ACL may be necessary if future economic and other conditions differ substantially from the current environment.

5.  Fair Value of Financial Instruments

Fair Value Measurements - ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC 820 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures.  ASC 820 was issued to increase consistency and comparability in reporting fair values.

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures.  The Company did not have any liabilities that were measured at fair value at March 31, 2011 and September 30, 2010.  The Company’s AFS securities are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as REO, LHFS, and impaired loans.  These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.

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

The following table provides the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a recurring basis, which consists of AFS securities, at March 31, 2011 and September 30, 2010.

	March 31, 2011
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)(1)
	(Dollars in thousands)

GSE debentures	$404,959	$--	$404,959	$--
Municipal bonds	2,753	--	2,753	--
Trust preferred securities	2,779	--	--	2,779
MBS	839,662	--	839,662	--
	$1,250,153	$--	$1,247,374	$2,779

	September 30, 2010
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)(2)
	(Dollars in thousands)

GSE debentures	$50,255	$--	$50,255	$--
Municipal bonds	2,819	--	2,819	--
Trust preferred securities	2,796	--	--	2,796
MBS	1,004,496	--	1,004,496	--
	$1,060,366	$--	$1,057,570	$2,796

(1)
The Company’s Level 3 AFS security has had no activity since September 30, 2010, except for principal repayments and changes in net unrealized losses recognized in other comprehensive income.  Principal repayments and increases in net unrealized losses included in other comprehensive income for the three months ended March 31, 2011 were $18 thousand and $3 thousand, respectively.  Principal repayments and decreases in net unrealized losses included in other comprehensive income for the six months ended March 31, 2011 were $35 thousand and $3 thousand, respectively.

(2)
The Company’s Level 3 AFS security had no activity during fiscal year 2010, except for principal repayments of $93 thousand and reductions in net unrealized losses recognized in other comprehensive income.  Reductions of net unrealized losses included in other comprehensive income for the year ended September 30, 2010 were $460 thousand.

The following is a description of valuation methodologies used for significant assets measured at fair value on a non-recurring basis.

Loans Receivable - Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Impaired loans at March 31, 2011 and September 30, 2010 were $60.2 million and $57.1 million, respectively. Substantially all of the Bank’s impaired loans at March 31, 2011 and September 30, 2010 were secured by residential real estate.  These impaired loans are individually assessed to ensure that the carrying value of the loan is not in excess of the fair value of the collateral, less estimated selling costs. Fair value is estimated through current appraisals, AVMs, BPOs, or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3. Based on this evaluation, the Company maintained an ACL of $3.2 million and $4.3 million at March 31, 2011 and September 30, 2010, respectively, for such impaired loans.

REO, net - REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower-of-cost or fair value.  Fair value is estimated through current appraisals, AVMs, BPOs, or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  The fair value of REO at March 31, 2011 and September 30, 2010 was $11.3 million and $9.9 million, respectively.

The following table provides the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at March 31, 2011 and September 30, 2010.

	March 31, 2011
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Impaired loans	$60,215	$--	$--	$60,215
REO, net	11,337	--	--	11,337
	$71,552	$--	$--	$71,552

	September 30, 2010
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Impaired loans	$57,118	$--	$--	$57,118
REO, net	9,920	--	--	9,920
	$67,038	$--	$--	$67,038

Fair Value Disclosures - The Company determined estimated fair value amounts using available market information and a selection from a variety of valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts.  The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2011 and September 30, 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates.

The estimated fair values of the Company’s financial instruments as of March 31, 2011 and September 30, 2010 were as follows.
	March 31, 2011		September 30, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$122,002	$122,002	$65,217	$65,217
AFS securities	1,250,153	1,250,153	1,060,366	1,060,366
HTM securities	2,953,661	2,966,745	1,880,154	1,913,454
Loans receivable	5,096,615	5,288,079	5,168,202	5,392,550
BOLI	55,546	55,546	54,710	54,710
Capital stock of FHLB	122,651	122,651	120,866	120,866
Liabilities:
Deposits	4,711,189	4,757,480	4,386,310	4,459,052
Advances from FHLB	2,351,863	2,487,737	2,348,371	2,557,064
Other borrowings	643,609	667,264	668,609	701,099

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

Loans Receivable - Fair values are estimated for portfolios with similar financial characteristics.  Loans are segregated by type, such as one- to four-family residential mortgages, multi-family residential mortgages, nonresidential, and installment loans.  Each loan category is further segmented into fixed- and adjustable interest rate categories.  Market pricing sources are used to approximate the estimated fair value of fixed- and adjustable-rate one- to four-family residential mortgages.  For all other loan categories, future cash flows are discounted using the LIBOR curve plus a margin at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturity.

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

The loan referenced above bears interest at a fixed-rate of 3.25% and has a 30 year term.  The first three years of the loan are interest-only, with the first interest payment of $1.2 million payable on September 30, 2011 and the next two interest payments of $1.5 million each being payable on September 30, 2012 and 2013.  Beginning in fiscal year 2014, principal and interest payments of $2.7 million will be payable annually.  The loan is secured by the shares of Company stock purchased during the stock offering in December 2010.

As the annual loan payments are made, shares will be released from collateral annually at September 30 and allocated to qualified employees based on the proportion of their qualifying compensation to total qualifying compensation.  74,574 shares will be released from collateral on September 30, 2011, and 95,540 shares will be released from collateral on September 30, 2012 and 2013.  These shares will be allocated to qualified employees based on the proportion of their qualifying compensation to total qualifying compensation.  As ESOP shares are committed to be released from collateral, the Company records compensation expense.  Dividends on unallocated ESOP shares are applied to the ESOP’s current year debt service payment.  Dividends on unallocated ESOP shares in excess of the debt service payment are recorded as compensation expense and distributed to participants or participants' ESOP accounts.

The loan for the existing ESOP shares acquired in the initial public offering in 1999 bears interest at a fixed-rate of 5.80%, with future principal and interest payable annually in three remaining fixed installments of $3.0 million, as of March 31, 2011.  This loan is also secured by the shares of Company stock originally purchased in the initial public offering.  This loan matures on September 30, 2013.

 7.   Subsequent Events

In preparing these financial statements, management has evaluated events occurring subsequent to March 31, 2011, for potential recognition and disclosure.  There have been no material events or transactions which would require adjustments to the consolidated financial statements at March 31, 2011.  In April 2011, the Company repaid the outstanding Debentures of $53.6 million using a portion of the offering proceeds from the corporate reorganization.

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
•
the credit risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs, changes in property values, and changes in estimates of the adequacy of the ACL;

•	results of examinations of the Bank by its primary federal banking regulator, including the possibility that the regulator may, among other things, require the Bank to increase its ACL;
•	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
•	the effects of, and changes in, foreign and military policies of the United States government;
•	inflation, interest rate, market and monetary fluctuations;
•	our ability to access cost-effective funding;
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

In December 2010, Capitol Federal Financial completed its conversion from a mutual holding company form of organization to a stock form of organization.  Capitol Federal Financial, which owned 100% of the Bank, was succeeded by Capitol Federal Financial, Inc, a new Maryland corporation.  As part of the corporate reorganization, MHC’s ownership interest of Capitol Federal Financial was sold in a public stock offering.  Capitol Federal Financial, Inc. sold 118,150,000 shares of common stock at $10.00 per share in the stock offering.  The publicly held shares of Capitol Federal Financial were exchanged for new shares of common stock of Capitol Federal Financial, Inc.  The exchange ratio was 2.2637 and ensured that immediately after the corporate reorganization the public stockholders of Capitol Federal Financial owned the same aggregate percentage of Capitol Federal Financial, Inc. common stock that they owned of Capitol Federal Financial common stock immediately prior to that time.  In lieu of fractional shares, Capitol Federal Financial stockholders were paid in cash.  The net proceeds from the stock offering were $1.13 billion, of which 50%, or $567.4 million, was contributed to the Bank as a capital contribution, as required by OTS regulations.  The other 50%, or $567.4 million, remained at Capitol Federal Financial, Inc., of which $40.0 million was contributed to the Bank’s charitable foundation, Capitol Federal Foundation, and $47.3 million was loaned to the Bank’s ESOP for its purchase of Capitol Federal Financial, Inc. shares in the stock offering.

We have been, and intend to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve.  We attract retail deposits from the general public and invest those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences.  To a much lesser extent, we also originate consumer loans, loans secured by first mortgages on non-owner-occupied one- to four-family residences, multi-family and commercial real estate loans, and construction loans.  While our primary business is the origination of one- to four-family mortgage loans funded through retail deposits, we also purchase whole one- to four-family mortgage loans from correspondent lenders located within our market areas and select market areas in Missouri and from nationwide lenders, and invest in certain investment and MBS funded through retail deposits, advances from FHLB, and repurchase agreements.  The Company is significantly affected by prevailing economic conditions including federal monetary and fiscal policies and federal regulation of financial institutions.  Deposit balances are influenced by a number of factors including interest rates paid on competing personal investment products, the level of personal income, and the personal rate of savings within our market areas.  Lending activities are influenced by the demand for housing and other loans, changing loan underwriting guidelines, as well as interest rate pricing competition from other lending institutions.  The primary sources of funds for lending activities include deposits, loan repayments, investment income, borrowings, and funds provided from operations.

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

The Federal Open Market Committee of the Federal Reserve (the “FOMC”) noted in their March 2011 meeting that the economic recovery is on firmer footing and the overall conditions in the labor market appear to be improving.  Household spending and business investment continue to expand; however, the housing sector continues to be depressed.  The FOMC continued to maintain the target range for federal funds rate at zero and 25 basis points.  This has been the range since December 2008.  Additionally, to promote a stronger pace of economic recovery and to help ensure that inflation, over time, is at levels consistent with the FOMC’s mandate to foster maximum employment and price stability, the FOMC continued to expand its holdings of securities per the quantitative easing plan first announced in November 2010.  As of March 31, 2011, the Federal Reserve had purchased $488 billion of the $600 billion of treasury securities committed to in November 2010.  By doing this, the Federal Reserve has effectively increased the amount of excess reserves in the banking system, which is intended to reduce long-term interest rates and increase liquidity in an effort to stimulate borrowing and investment.

The historically low interest rate environment during the past two fiscal years and through the first two quarters of fiscal year 2011 has spurred an increased demand for our loan modification program and mortgage refinances.  Modification and refinance activity in fiscal year 2011 has already exceeded that of fiscal year 2010, with the majority of the activity occurring in the first quarter of fiscal year 2011 when mortgage rates were lower than current rates.  Our loan modification program allows existing loan customers, whose loans have not been sold to third parties and who have been current on their contractual loan payments for the previous 12 months, the opportunity to modify, for a fee, their original loan terms to current loan terms being offered.  During the first six months of fiscal year 2011, the Bank modified $584.1 million of originated loans, with a weighted average rate decrease of 98 basis points, compared to $545.1 million for fiscal year 2010 in its entirety, with a weighted average rate decrease of 87 basis points.  Additionally, the Bank refinanced $220.0 million of its customers’ loans during the first six months of fiscal year 2011, compared to $153.6 million for fiscal year 2010 in its entirety.

Total assets increased $1.24 billion, from $8.49 billion at September 30, 2010 to $9.73 billion at March 31, 2011, due primarily to the proceeds from the corporate reorganization completed in December 2010.  The increase in assets was primarily a result of an increase in securities, the majority of which were purchased with proceeds from the stock offering.  Capitol Federal Financial, Inc., at the holding company level, used the net stock offering proceeds to purchase short-term securities during the current quarter.  The securities have laddered maturities in order to provide cash flows that can be used to repurchase stock, when allowed by federal banking regulations, or that can be reinvested into higher yielding assets if interest rates rise.  The yields on these securities are less than the yields on the Bank’s current investment portfolio due to the lower interest rate environment and the short-term nature of the securities.  The net stock offering proceeds received by the Bank were primarily used to purchase securities according to the Bank’s current investment strategy.  The intent of the Bank’s investment portfolio is to create a steady stream of cash flows that can be redeployed into other assets as the Bank grows the loan portfolio or reinvested into higher yielding assets should interest rates rise.  These securities have a lower interest rate risk profile than the Bank’s long-term fixed-rate mortgage portfolio and were purchased to help shorten the overall duration of the Bank’s total assets.

The balance of loans 30 to 89 days delinquent decreased $1.7 million from $24.7 million at September 30, 2010 to $23.0 million at March 31, 2011.  Non-performing loans decreased $2.5 million from $32.0 million at September 30, 2010 to $29.5 million at March 31, 2011.  The balance of 30 to 89 days delinquent loans and non-performing loans continues to remain at historically high levels due to the continued elevated level of unemployment coupled with the decline in real estate activity and values, particularly in some of the states in which we have purchased loans.  Our ratio of non-performing loans to total loans decreased from 0.62% at September 30, 2010 to 0.58% at March 31, 2011.  Our ratio of non-performing assets to total assets decreased from 0.49% at September 30, 2010 to 0.42% at March 31, 2011.

Total liabilities increased $281.5 million from $7.53 billion at September 30, 2010 to $7.81 billion at March 31, 2011, due primarily to an increase in deposits of $324.9 million.  The increase in deposits was primarily in the certificate of deposit and money market portfolios.

The Company reported net income of $15.6 million for the quarter ended March 31, 2011, compared to net income of $14.7 million for the quarter ended March 31, 2010.  The $981 thousand increase in net income was due primarily to a decrease in the provision for credit losses of $2.7 million, partially offset by a $2.1 million decrease in net interest income.  The Bank recorded a provision for credit losses of $520 thousand during the current quarter primarily due to the increase/establishment of SVAs on primarily purchased loans, compared to a $3.2 million provision for credit losses for the quarter ended March 31, 2010.  Net interest income for the quarter ended March 31, 2011 was $40.6 million compared to $42.7 million in the same quarter of the prior fiscal year.  The $2.1 million decrease was primarily a result of an $8.8 million decrease in loans receivable interest income, partially offset by a $3.7 million decrease in deposit interest expense and a $2.3 million decrease in interest expense on FHLB advances.

Net income for the six months ended March 31, 2011 was $4.4 million, compared to $35.6 million for the same period in the prior fiscal year.  The $31.2 million decrease in the current period was due primarily to the $40.0 million ($26.0 million, net of income tax benefit) contribution to the Foundation in connection with the corporate reorganization.  Additionally, other income decreased $7.2 million and net interest income decreased $6.9 million between periods.  These decreases were partially offset by an $18.1 million decrease in income tax expense and a $5.1 million decrease in provision for credit losses between periods.  The decrease in other income was primarily a result of a $6.5 million gain on the sale of trading MBS in conjunction with a loan swap transaction during the prior fiscal year.  Net interest income for the six months ended March 31, 2011 was $80.6 million compared to $87.5 million for the six months ended March 31, 2010.  The $6.9 million decrease was primarily a result of a $17.3 million decrease in loans receivable interest income and a $6.6 million decrease in MBS interest income, partially offset by an $8.4 million decrease in deposit interest expense and a $4.0 million decrease in FHLB advance interest expense.  The $5.1 million decrease in the provision is related primarily to the increase in certain loss factors in the general valuation allowance model in the prior year with no similar adjustments in the current fiscal year.

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

Critical Accounting Policies

Our most critical accounting policies are the methodologies used to determine the ACL, other-than-temporary declines in the value of securities, and fair value measurements.  These policies are important to the presentation of our financial condition and results of operations, involve a high degree of complexity, and require management to make difficult and subjective judgments that may require assumptions or estimates about highly uncertain matters.  The use of different judgments, assumptions, and estimates could cause reported results to differ materially.  These critical accounting policies and their application are reviewed at least annually by our audit committee.  For a full discussion of our critical accounting policies, see Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Financial Condition

Total assets increased $1.24 billion, from $8.49 billion at September 30, 2010 to $9.73 billion at March 31, 2011, due primarily to proceeds received from the Company’s stock offering in December 2010, which were used to purchase securities.

Total liabilities increased $281.5 million from $7.53 billion at September 30, 2010 to $7.81 billion at March 31, 2011, due primarily to an increase in deposits of $324.9 million.  The increase in deposits was primarily in the certificate of deposit and money market portfolios.

	Balance at
	March 31,	December 31,	September 30,	June 30,	March 31,
	2011	2010	2010	2010	2010
	(Dollars in thousands, except per share amounts)

Total assets	$9,733,111	$9,798,294	$8,487,130	$8,543,357	$8,485,465
Cash and cash equivalents	122,002	1,329,861	65,217	75,886	60,735
AFS securities	1,250,153	923,125	1,060,366	1,163,416	1,354,884
HTM securities	2,953,661	2,119,826	1,880,154	1,660,271	1,372,857
Loans receivable, net	5,096,615	5,121,018	5,168,202	5,316,172	5,380,852
Capital stock of FHLB	122,651	121,768	120,866	136,055	135,050
Deposits	4,711,189	4,682,101	4,386,310	4,373,844	4,319,066
Advances from FHLB	2,351,863	2,350,126	2,348,371	2,396,637	2,395,842
Other borrowings	643,609	668,609	668,609	713,609	713,609
Stockholders' equity	1,926,409	2,018,973	961,950	960,000	946,073
Equity to total assets at end of period	19.8%	20.6%	11.3%	11.2%	11.1%
Bank tangible equity ratio(1)	14.7%	13.9%	9.8%	9.7%	10.0%
Book value per share(2)	$11.92	$12.50	$13.11	$13.09	$12.91

(1)	See tangible equity to GAAP equity reconciliation in “Liquidity and Capital Resources – Regulatory Capital.”
(2)	Book value per share is calculated using end of period shares outstanding, less unallocated ESOP shares and unvested RRP shares.

Loans Receivable.  The loans receivable portfolio decreased $71.6 million from $5.17 billion at September 30, 2010 to $5.10 billion at March 31, 2011.  The portfolio decreased $24.4 million from December 31, 2010 to March 31, 2011.  The decrease in the loan portfolio reflects the elevated levels of loan repayments as a result of refinancing activity due to low market interest rates, and strong competition for high quality loans, as well as weak loan demand due to the slow economic recovery, and increased REO inventory.  The balance of our originated, nationwide purchased, and correspondent one- to four-family loan portfolios at March 31, 2011 was $3.99 billion, $499.5 million and $373.4 million, respectively, compared to $3.95 billion, $564.9 million and $397.2 million, respectively, at September 30, 2010.  As of March 31, 2011, the average balance of a one-to four-family originated loan was approximately $120 thousand, the average balance of a one- to four-family purchased nationwide loan was approximately $330 thousand, and the average balance of a one- to four-family correspondent loan was approximately $280 thousand.

Loan origination volume, excluding Bank customer refinances of $220.0 million, was $272.9 million during the first six months of fiscal year 2011, compared to originations of $265.9 million, excluding Bank customer refinances of $75.0 million, during the same period in the prior fiscal year.  The Bank purchased $31.4 million of loans from correspondent lenders during the first six months of fiscal year 2011, compared to $47.4 million during the same period in the prior fiscal year.  The volume of purchases was less than repayments due to high levels of refinance activity, strong competition for high quality loans, and weak loan demand.  The Bank did not purchase any one- to four-family loans from nationwide lenders during the first six months of fiscal year 2011, compared to purchases of $44.1 million during the first six months of fiscal year 2010, as nationwide lenders who previously sold loans to the Bank retained those higher yielding and higher quality assets in their own portfolios.  Additionally, the loan packages nationwide lenders presented to the Bank for purchase consideration during the first six months of fiscal year 2011 generally did not meet the Bank’s asset quality standards.  Management continues efforts to expand our network of lending relationships related to our nationwide purchase program that would provide mortgage loans in selective geographical locations that adhere to the Bank’s underwriting standards.

During the current quarter, the Bank entered into a correspondent lending relationship with one lender that would provide mortgage loan volume in our current local market areas.  As of March 31, 2011, the Bank had four new correspondent lender agreements pending, and had completed due diligence on an additional three correspondent lenders with the intention of offering those lenders correspondent lending agreements.  In April 2011, the Bank expanded the geographic location of an existing correspondent lender and added a new correspondent lender to generate mortgage volume in Midwestern states outside our current local market area.  Several prospective correspondent lenders have been impacted by a pending recent regulatory change regarding compensation of loan agents.  These lenders are revising their business models before committing to a correspondent lending agreement with the Bank.  As a result, we will likely not purchase a substantial volume of correspondent loans until these agreements are executed and overall loan demand increases.  The geographic locations for the mortgage lending volume provided by these new correspondent lenders would be in our local market areas and neighboring Midwestern states.

As a result of entering into lending agreements that would generate loan volume outside of the Bank’s current local market areas, the Bank executed a subservicing agreement with a reputable subservicer during the second quarter of fiscal year 2011.  The subservicer has experience servicing loans in the market areas in which we intend to purchase loans.  The subservicer will service the loans according to the Bank’s servicing standards, which allows the Bank greater control over servicing and helps maintain a standard of loan performance.  It is the Bank’s intention to have bulk loan packages purchased from other lenders serviced by the new subservicer.

Included in the loan portfolio at March 31, 2011 were $178.3 million of adjustable-rate mortgage (“ARM”) loans that were originated as interest-only. Of these interest-only loans, $141.6 million were purchased from nationwide lenders, primarily during fiscal year 2005.  Interest-only ARM loans do not typically require principal payments during their initial term, and have initial interest-only terms of either five or ten years.  The $141.6 million of purchased interest-only ARM loans had a weighted average credit score of 722 and a weighted average LTV ratio of 75% at March 31, 2011.  The credit scores were updated in March 2011.  The LTV ratios are based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent bank appraisal, BPO, or AVM, if available.  The Bank has not purchased any interest-only ARM loans since 2006 and discontinued offering the product in its local markets during 2008 to reduce future credit risk.  At March 31, 2011, $99.1 million, or 56%, of interest-only loans were still in their interest-only payment term.  At March 31, 2011, $10.6 million, or 37% of non-performing loans, were interest-only ARMs and $1.8 million was reserved in the ACL for these loans.  Of the $10.6 million non-performing interest-only ARM loans, $5.6 million, or 53%, were still in the interest-only payment term.  Non-performing interest-only ARM loans represented approximately 6% of the total interest-only ARM loan portfolio at March 31, 2011.

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

The following table presents loan origination, refinance and purchase activity for the periods indicated.  Loan originations, purchases and refinances are reported together.  The fixed-rate one- to four-family loans less than or equal to 15 years have an original maturity at origination of less than or equal to 15 years, while fixed-rate one- to four-family loans greater than 15 years have an original maturity at origination of greater than 15 years.  The adjustable-rate one- to four-family loans less than or equal to 36 months have a term to first reset of less than or equal to 36 months at origination and adjustable-rate one- to four-family loans greater than 36 months have a term to first reset of greater than 36 months at origination. Of the $456.6 million of one- to four-family loan originations and refinances in the table for the six months ended March 31, 2011, 77% had loan values of $417 thousand or less and 23% had loan values in excess of $417 thousand.  Of the $31.4 million of correspondent loan purchases, 12% had loan values of $417 thousand or less and 88% had loan values in excess of $417 thousand.

	For the Three Months Ended
	March 31, 2011			March 31, 2010
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-Rate:	(Dollars in thousands)
One- to four-family
<= 15 years	$62,372	3.96%	28.5%	$39,482	4.50%	22.8%
> 15 years	106,243	4.54	48.5	78,794	5.09	45.6
Home equity	866	6.83	0.4	1,448	7.51	0.8
Other consumer	259	8.39	0.1	387	8.16	0.2
Total fixed-rate	169,740	4.35	77.5	120,111	4.94	69.4

Adjustable-Rate:
One- to four-family
<= 36 months	2,816	3.22	1.3	5,819	3.22	3.4
> 36 months	31,985	3.51	14.6	27,629	4.22	16.0
Home equity	14,327	4.80	6.5	18,723	4.84	10.8
Other consumer	285	3.81	0.1	619	4.59	0.4
Total adjustable-rate	49,413	3.87	22.5	52,790	4.33	30.6

Total originations, refinances and purchases	$219,153	4.24%	100.0%	$172,901	4.75%	100.0%

Purchased/participation loans included above:
Fixed-Rate:
Correspondent	$16,468	4.47%		$12,417	5.03%
Nationwide	--	--		--	--
Adjustable-Rate:
Correspondent	5,979	3.57		7,494	4.42
Nationwide	--	---		6,517	3.59
Total purchased loans	$22,447	4.23%		$26,428	4.50%

	For the Six Months Ended
	March 31, 2011			March 31, 2010
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-Rate:	(Dollars in thousands)
One- to four-family
<= 15 years	$168,323	3.83%	32.1%	$96,437	4.56%	22.3%
> 15 years	248,776	4.41	47.4	196,577	5.09	45.5
Other real estate	892	6.00	0.2	--	--	--
Home equity	1,451	6.85	0.3	2,948	7.48	0.7
Other consumer	526	8.32	0.1	805	8.52	0.1
Total fixed-rate	419,968	4.19	80.1	296,767	4.95	68.6

Adjustable-Rate:
One- to four-family
<= 36 months	4,119	3.14	0.8	38,764	3.32	9.0
> 36 months	66,788	3.51	12.7	54,499	4.29	12.6
Home equity	32,608	4.80	6.2	40,533	4.85	9.4
Other consumer	849	4.08	0.2	1,809	4.68	0.4
Total adjustable-rate	104,364	3.90	19.9	135,605	4.18	31.4

Total originations, refinances and purchases	$524,332	4.13%	100.0%	$432,372	4.71%	100.0%

Purchased/participation loans included above:
Fixed-Rate:
Correspondent	$21,445	4.45%		$30,228	5.07%
Nationwide	--	--		2,338	5.05
Adjustable-Rate:
Correspondent	9,933	3.72		17,191	4.46
Nationwide	--	--		41,750	3.49
Total purchased loans	$31,378	4.22%		$91,507	4.23%

In an effort to offset the impact of repayments and to retain our customers, the Bank offers existing one- to four-family loan customers whose loans have not been sold to third parties who have been current on their contractual loan payments for the previous 12 months the opportunity, for a fee, to modify their original loan terms to current loan terms being offered.  During the six months ended March 31, 2011, the Bank modified $584.1 million of loans, with a weighted average rate decrease of 98 basis points.  Loan modification activity is not included in the table above because a new loan is not generated at the time of modification.

The Bank generally prices its first mortgage loan products based on secondary market and competitor pricing.   During the six months ended March 31, 2011, the average rate offered on the Bank’s 30-year fixed-rate one- to four-family loans, with no points paid by the borrower, was approximately 150 basis points above the average 10-year Treasury rate, while the average rate offered on the Bank’s 15-year fixed-rate one- to four-family loans was approximately 90 basis points above the average 10-year Treasury rate.

The following table summarizes our one- to four-family loan commitments for originations, refinances, and purchases for the dates noted.  Commitments to originate and refinance one- to four-family loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a rate lock fee.  Some of the commitments are expected to expire without being fully drawn upon; therefore, the amount of total commitments disclosed below does not necessarily represent future cash requirements.

	March 31,	December 31,	March 31,
	2011	2010	2010
	(Dollars in thousands)

Originate/refinance fixed-rate	$61,859	$116,267	$85,858
Originate/refinance adjustable-rate	9,506	24,789	7,942
Purchase fixed-rate	6,201	11,504	10,534
Purchase adjustable-rate	7,791	8,888	4,478
	$85,357	$161,448	$108,812

The following table presents annualized prepayment speeds for the quarter ended March 31, 2011 by interest rate tier of our fixed-rate one- to four-family loan portfolio, including our fixed-rate one- to four-family construction loans.  Loan refinances are considered a prepayment and are included in the prepayment speeds presented below.  The annualized prepayment speeds are presented with and without modifications.  During the three months ended March 31, 2011, $28.1 million of fixed-rate one- to four-family loans were modified.

	Original Term
	15 years or less			More than 15 years
		Prepayment Speed (annualized)			Prepayment Speed (annualized)
Rate	Principal	Includes	Excludes	Principal	Includes	Excludes
Range	Balance	Modifications	Modifications	Balance	Modifications	Modifications
	(Dollars in thousands)

< =4.50%	$434,687	6.18%	6.18%	$716,043	2.35%	2.29%
4.51 - 4.99%	265,434	18.61	15.85	312,479	7.55	7.55
5.00 - 5.50%	230,807	25.22	23.43	1,372,921	15.96	13.09
5.51 - 5.99%	51,257	23.18	21.65	317,515	21.81	16.36
6.00 - 6.50%	23,544	27.44	25.20	248,691	28.18	14.28
6.51 - 6.99%	7,138	6.80	6.80	42,500	17.96	10.33
>=7.00%	3,908	12.18	9.52	33,060	13.92	12.64
Total	$1,016,775	15.56%	14.24%	$3,043,209	13.84%	10.58%

We attempt to mitigate the repricing risk of our fixed-rate one- to four-family loan portfolio by the interest rates we offer and through the terms of our modification program.  Management closely monitors competitors’ rates and also considers interest rate risk and net interest income when setting offered rates.  Through our modification program a borrower can modify the rate and/or term of their loan in less time than it takes to process a refinance, and for a cost that is less than a refinance, if they have been current on their payments for the previous 12 months and the loan has not been sold to a third party.  At March 31, 2011, the fixed rates offered through our modification program were at least 12 basis points higher than a similar new origination or refinance.  This allows the Bank to retain the modified loan and achieve a rate slightly above current market rate.

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

The following table summarizes the activity in the loan portfolio for the periods indicated, excluding changes in undisbursed loan funds, unearned loan fees and deferred costs, and ACL.  Bank customer refinances are included in “repayments.”  Purchased loans include purchases from correspondent and nationwide lenders.  Loan modification activity is not included in the activity in the following table because a new loan is not generated at the time of modification.  The modified balance and rate are, however, included in the ending loan portfolio balance and rate.
	For the Three Months Ended
	March 31, 2011		December 31, 2010		September 30, 2010		June 30, 2010
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Beginning balance	$5,163,319	4.87%	$5,209,313	5.07%	$5,361,472	5.14%	$5,425,458	5.19%
Originations and refinances:
Fixed	153,272	4.33	245,251	4.08	94,048	4.64	137,012	4.96
Adjustable	43,434	3.91	50,997	3.93	39,170	4.33	34,033	4.62
Purchases:
Fixed	16,468	4.47	4,977	4.38	6,850	5.05	8,590	5.15
Adjustable	5,979	3.57	3,954	3.96	1,417	4.40	10,737	5.58
Repayments	(233,473)		(348,545)		(288,626)		(250,098)
Other (1)	(4,949)		(2,628)		(5,018)		(4,260)
Ending balance	$5,144,050	4.81%	$5,163,319	4.87%	$5,209,313	5.07%	$5,361,472	5.14%

	For the Six Months Ended
	March 31, 2011		March 31, 2010
	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Beginning balance	$5,209,313	5.07%	$5,646,950	5.29%
Originations and refinances:
Fixed	398,523	4.18	264,201	4.94
Adjustable	94,431	3.92	76,664	4.50
Purchases:
Fixed	21,445	4.45	32,566	5.07
Adjustable	9,933	3.72	58,941	3.77
Repayments	(582,018)		(451,102)
Transfer of-loans to LHFS, net (2)	--		(194,759)
Other (1)	(7,577)		(8,003)
Ending balance	$5,144,050	4.81%	$5,425,458	5.19%
(1) “Other” consists of transfers to REO, modification fees advanced, and reductions in commitments.
(2) “Transfer of loans to LHFS, net” in the six months ended March 31, 2010 includes loans with a principal balance of $194.8 million related to the loan swap transaction.

The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for undisbursed loan funds, unearned loan fees and deferred costs, and the ACL) as of the dates indicated.  The weighted average portfolio rate decreased 26 basis points from 5.07% at September 30, 2010 to 4.81% at March 31, 2011, primarily due to modifications, refinances, and ARM loans repricing down.  Within the one- to four-family loan portfolio at March 31, 2011, 79% of the loans had a balance of less than $417 thousand.

	March 31, 2011			December 31, 2010			September 30, 2010
		Average	% of		Average	% of		Average	% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$4,867,405	4.77%	94.6%	$4,876,547	4.83%	94.5%	$4,915,651	5.03%	94.4%
Multi-family and commercial	60,869	6.15	1.2	64,280	6.18	1.3	66,476	6.24	1.3
Construction	39,694	4.40	0.8	37,487	4.64	0.7	33,168	4.90	0.6
Total real estate loans	4,967,968	4.78	96.6	4,978,314	4.85	96.5	5,015,295	5.05	96.3

Consumer Loans:
Home equity	169,150	5.52	3.3	177,577	5.53	3.4	186,347	5.55	3.6
Other	6,932	5.41	0.1	7,428	5.57	0.1	7,671	5.66	0.1
Total consumer loans	176,082	5.52	3.4	185,005	5.53	3.5	194,018	5.55	3.7
Total loans receivable	5,144,050	4.81%	100.0%	5,163,319	4.87%	100.0%	5,209,313	5.07%	100.0%

Less:
Undisbursed loan funds	21,004			17,258			15,489
Unearned loan fees and deferred costs	12,617			10,320			10,730
ACL	13,814			14,723			14,892
Total loans receivable, net	$5,096,615			$5,121,018			$5,168,202

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

In April 2011, banking regulators reported enforcement actions against 14 banking organizations to address a pattern of misconduct and negligence in mortgage loan servicing and foreclosure processing.  The Bank was not one of the 14 banking organizations noted in the enforcement actions; however, management will be reviewing the enforcement actions to determine if any changes to the Bank’s foreclosure process need to be made.  Although no monetary sanctions were announced, the banking regulators indicated penalties could be assessed in addition to the corrective actions required.  As a result of the enforcement actions, significant modifications in residential mortgage loan servicing and foreclosure processes will be required at the 14 banking organizations.  Each organization will be required to submit plans that address certain deficiencies.  Additionally, to ensure the corrections are completed, the organizations must retain independent consultants to manage the process or conduct confirming look-back reviews for the years 2009 and 2010.  Of the 14 banking organizations, there are 3 organizations that service loans we purchased from nationwide lenders.  During the time period under review, the Bank had 93 loans go into foreclosure with the servicers noted in the enforcement actions.  Management cannot currently estimate the cost, if any, to the Bank if deficiencies are detected in any of those loans.

Delinquent and non-performing loans and REO
The following tables present the Company’s 30 to 89 day delinquent loans, non-performing loans, and REO at the dates indicated.  Non-performing loans are non-accrual loans that are 90 or more days delinquent or are in the process of foreclosure.  At all dates presented, there were no loans 90 or more days delinquent that were still accruing interest.  Loans classified as TDRs are not included in delinquent or non-performing loans unless the restructured loans are 30 to 89 days or 90 or more days delinquent.  TDR’s 30 to 89 days delinquent were $3.9 million and non-performing TDR’s were $3.3 million at March 31, 2011.  REO includes assets acquired in settlement of loans.  Non-performing assets include non-performing loans and REO.

	Loans Delinquent for 30 to 89 Days
	March 31,		December 31,		September 30,		June 30,		March 31,
	2011		2010		2010		2010		2010
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	141	$16,797	181	$20,009	175	$17,613	154	$15,581	143	$14,574
Purchased	30	5,600	35	7,573	34	6,047	31	6,629	39	9,846
Multi-family and commercial	--	--	--	--	--	--	--	--	--	--
Construction	--	--	--	--	--	--	--	--	--	--
Consumer Loans:
Home equity	35	456	47	767	50	874	44	806	35	670
Other	12	180	24	313	16	183	17	96	13	62
	218	$23,033	287	$28,662	275	$24,717	246	$23,112	230	$25,152
30 to 89 days delinquent loans
to total loans receivable, net		0.45%		0.56%		0.48%		0.43%		0.47%

	March 31,		December 31,		September 30,		June 30,		March 31,
	2011		2010		2010		2010		2010
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Non-performing loans:
One- to four-family:
Originated	126	$13,899	125	$13,248	109	$12,884	105	$10,538	107	$9,892
Purchased	49	15,131	53	17,176	60	18,375	73	22,090	76	23,407
Multi-family and commercial	--	--	--	--	--	--	--	--	--	--
Construction	--	--	--	--	--	--	--	--	--	--
Consumer Loans:
Home equity	22	428	29	530	31	685	31	516	41	720
Other	8	59	8	33	6	12	9	36	6	18
	205	29,517	215	30,987	206	31,956	218	33,180	230	34,037

Non-performing loans as a percentage
of total loans receivable, net		0.58%		0.61%		0.62%		0.62%		0.63%

REO:
One- to four-family:
Originated (1)	73	7,161	71	7,307	73	6,172	59	4,738	59	5,450
Purchased	19	4,176	19	3,672	17	3,748	11	2,412	8	1,411
Multi-family and commercial	--	--	--	--	--	--	--	--	--	--
Construction	--	--	--	--	--	--	--	--	--	--
Consumer Loans:
Home equity	--	--	--	--	--	--	--	--	--	--
Other	--	--	--	--	--	--	--	--	--	--
	92	11,337	90	10,979	90	9,920	70	7,150	67	6,861

Total non-performing assets	297	$40,854	305	$41,966	296	$41,876	288	$40,330	297	$40,898

Non-performing assets
as a percentage of total assets		0.42%		0.43%		0.49%		0.47%		0.48%
   (1)  Real estate related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

The following table presents the weighted average percentage of one- to four-family loans, by principal balance, that entered the 30 to 89 days delinquent category during the 12 months ended March 31, 2011 that paid off, returned to non-delinquent status, stayed 30 to 89 days delinquent, or progressed to the non-performing or REO categories.

	30 to 89 Day Delinquent Loan Trend Analysis
			30 to 89 Days	Non-
	Paid Off	Performing	Delinquent	Performing	REO	Total
Originated	3.3%	40.5%	35.8%	16.5%	3.9%	100.0%
Purchased	0.9	37.0	33.2	27.2	1.7	100.0
Total Portfolio Average	2.4%	39.3%	35.3%	19.8%	3.2%	100.0%

Loans 30 to 89 days delinquent decreased $1.7 million from $24.7 million at September 30, 2010 to $23.0 million at March 31, 2011.  The $1.7 million decrease was primarily composed of an $816 thousand decrease in originated one- to four-family loans and a $447 thousand decrease in purchased one- to four-family loans.

Non-performing loans decreased $2.5 million from $32.0 million at September 30, 2010 to $29.5 million at March 31, 2011.  The $2.5 million decrease was primarily composed of a $3.2 million decrease in purchased one- to four-family loans, partially offset by a $1.0 million increase in originated one- to four-family loans.  The decrease in purchased one- to four-family loans was due to the loans moving to REO, short sales and loans paying off, and fewer loans moving into the non-performing loan category.  Our local market areas did not feel the impact of the negative economic conditions felt by a large portion of the U.S. until recently, thereby resulting in a lag in delinquencies on our originated loan portfolio compared to our purchased loan portfolio.

For LTV and credit score information for the Bank’s one- to four-family loan portfolio, see “Note 4 – Loans Receivable and Allowance for Credit Losses.”

The following table presents the calendar year of origination for originated and purchased one- to four-family loans, excluding construction loans, and the origination year for non-performing originated and purchased one- to four-family loans at March 31, 2011.  The origination date for modified loans is based on when the loan was originated, not the modification date.
						Total
Origination				Originated	Purchased	Non-
Calendar	Originated	Purchased		Non-Performing	Non-Performing	Performing
Year	Loans	Loans	Total Loans	Loans	Loans	Total
	(Dollars in thousands)

2002 and prior	$563,351	$12,771	$576,122	$3,083	$550	$3,633
2003	317,476	20,985	338,461	1,696	363	2,059
2004	243,688	167,054	410,742	1,726	5,699	7,425
2005	317,906	162,758	480,664	1,738	8,036	9,774
2006	334,192	13,458	347,650	2,424	483	2,907
2007	458,792	173	458,965	1,387	--	1,387
2008	508,686	54,565	563,251	1,688	--	1,688
2009	803,565	62,664	866,229	157	--	157
2010	628,235	5,063	633,298	--	--	--
2011	192,023	--	192,023	--	--	--
	$4,367,914	$499,491	$4,867,405	$13,899	$15,131	$29,030

The following table presents the top 12 states where the properties securing our one- to four-family loans, excluding construction loans, are located and the corresponding balance of 30 to 89 day delinquent loans, non-performing loans and the weighted average LTV ratios for non-performing loans at March 31, 2011.  The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal or the most recent bank appraisal, BPO or AVM, if available.  As a result of updated estimated fair values, the LTV of various non-performing loans are now in excess of 100%, as reflected in the table below.  We have recorded SVAs on these loans, after taking into consideration potential PMI proceeds.

			Loans 30 to 89
	One- to Four-Family		Days Delinquent		Non-Performing Loans
State	Balance	% of Total	Balance	% of Total	Balance	% of Total	Average LTV
	(Dollars in thousands)

Kansas	$3,655,676	75.1%	$12,229	54.6%	$12,282	42.3%	79%
Missouri	727,932	15.0	4,585	20.5	1,934	6.7	92
Illinois	57,565	1.2	--	--	1,712	5.9	93
Florida	38,770	0.8	957	4.3	3,459	11.9	106
New York	34,704	0.7	--	--	1,642	5.7	100
Texas	34,165	0.7	742	3.3	--	--	--
Colorado	26,373	0.5	315	1.4	640	2.2	105
Arizona	24,863	0.5	725	3.2	1,536	5.3	143
Minnesota	24,700	0.5	400	1.8	95	0.3	85
Connecticut	23,777	0.5	--	--	146	0.5	104
Virginia	23,205	0.5	--	--	581	2.0	93
New Jersey	20,637	0.4	--	--	652	2.2	62
Other states	175,038	3.6	2,444	10.9	4,351	15.0	108
	$4,867,405	100.0%	$22,397	100.0%	$29,030	100.0%	94%

Impaired loans
A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Management considers the following loans to be impaired loans: all non-accrual loans, loans classified as substandard or doubtful, loans with SVAs, and TDRs that have not been performing under the new terms for 12 consecutive months or are required by the accounting literature to be classified as a TDR for the life of the loan.  Impaired loans totaled $60.2 million at March 31, 2011, of which $33.0 million were classified as TDRs.

Allowance for credit losses and provision for credit losses
Management maintains an ACL to absorb known and inherent losses in the loan portfolio based on ongoing quarterly assessments of the loan portfolio.  Our allowance for credit loss methodology considers a number of quantitative and qualitative factors, including the trend and composition of our delinquent and non-performing loans, results of foreclosed property transactions, and the status and trends of the local and national economies and housing markets.  Our local market areas did not experience significant fluctuations in home values over the past 10 years as did other areas of the U.S. so the loss per property in our originated portfolio has generally not been as large as the loss per property in our purchased loan portfolio.

The ACL is maintained through provisions for credit losses which are charged to income.  The provision for credit losses is established after considering the results of management’s quarterly assessment of the ACL.  For the first six months of fiscal year 2011, the Company recorded a provision for credit losses of $1.2 million, primarily related to establishing or increasing SVAs on purchased loans.  See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 and “Note 1 – Summary of Significant Accounting Policies” for a full discussion of our ACL methodology.  For additional information regarding our ACL activity during fiscal year 2011, see “Note 4 – Loans Receivable and Allowance for Credit Losses.”

The following table presents the Company’s allocation of the ACL to each respective loan category at March 31, 2011 and September 30, 2010.  At March 31, 2011 and September 30, 2010, our ratio of ACL to non-performing loans was 46.8% and 46.6%, respectively, and our ratio of ACL to loans receivable, net was 0.27% and 0.29%, respectively.

	At				At
	March 31, 2011				September 30, 2010
		% of				% of
		ACL to				ACL to
	Amount of	Total	Total	% of Loans	Amount of	Total	Total	% of Loans
	ACL	ACL	Loans	to Total Loans	ACL	ACL	Loans	to Total Loans
	(Dollars in thousands)
One- to four-family:
Originated	$4,205	30.4%	$4,367,914	84.9%	$3,801	25.5%	$4,350,772	83.5%
Purchased	9,037	65.4	499,491	9.7	10,425	70.0	564,879	10.8
Multi-family and commercial	268	1.9	60,869	1.2	275	1.9	66,476	1.3
Construction	11	0.1	39,694	0.8	12	0.1	33,168	0.6
Consumer:
Home equity	244	1.8	169,150	3.3	319	2.1	186,347	3.6
Other consumer	49	0.4	6,932	0.1	60	0.4	7,671	0.2
	$13,814	100.0%	$5,144,050	100.0%	$14,892	100.0%	$5,209,313	100.0%

Securities.  The following table presents the distribution of our MBS and investment securities portfolios, at amortized cost, at the dates indicated.  Overall, fixed-rate securities comprised 77% of these portfolios at March 31, 2011.  The weighted average life (“WAL”) is the estimated remaining maturity after projected prepayment speeds and projected call option assumptions have been applied.  The increase in the WAL between September 30, 2010 and March 31, 2011 was due primarily to the increase in interest rates between time periods.  This increase in interest rates resulted in a reduction in the prepayment expectations for the MBS and fewer callable bonds expected to be called.  The decrease in the yield between September 30, 2010 and March 31, 2011 was primarily a result of the purchase of securities with yields lower than that of the portfolios, and prepayments of MBS and early repayment of callable agency debentures with yields higher than that of the existing portfolio. Yields on tax-exempt securities are not calculated on a taxable equivalent basis.

	March 31, 2011			September 30, 2010			March 31, 2010
	Balance	WAL	Yield	Balance	WAL	Yield	Balance	WAL	Yield
	(Dollars in thousands)
Fixed-rate securities:
MBS	$1,370,970	3.95	3.71%	$860,798	3.02	4.47%	$858,308	3.09	4.80%
GSE debentures	1,781,628	1.45	1.11	1,258,980	0.64	1.39	894,985	0.99	1.67
Municipal bonds	63,321	2.70	2.96	70,605	2.76	2.95	71,807	3.36	2.99
Total fixed-rate securities	3,215,919	2.54	2.25	2,190,383	1.64	2.64	1,825,100	2.07	3.20

Adjustable-rate securities:
MBS	941,279	5.18	3.05	695,192	4.26	3.43	849,431	5.08	3.61
Trust preferred securities	3,708	26.23	1.57	3,721	26.73	1.96	3,748	27.23	1.92
Total adjustable-rate securities	944,987	5.26	3.04	698,913	4.41	3.42	853,179	5.20	3.60
Total investment portfolio, at amortized cost	$4,160,906	3.16	2.43%	$2,889,296	2.31	2.83%	$2,678,279	3.07	3.33%

During the current quarter Capitol Federal Financial, Inc. at the holding company level, purchased $405.8 million of securities with a WAL of 1.13 years and a yield of 0.42% at the time of purchase.  All of the securities were classified as AFS.  The securities have laddered maturities in order to provide cash flows that can be used to repurchase stock, when allowed by federal banking regulations, or that can be reinvested into higher yielding assets if interest rates rise.  The yields on these securities are less than the yields on the Bank’s current investment portfolio due to the lower interest rate environment and the short-term nature of the securities.

Mortgage-Backed Securities.  The MBS portfolio, which primarily consists of securities issued by U.S. GSEs, increased $748.0 million from $1.61 billion at September 30, 2010 to $2.36 billion at March 31, 2011.  At March 31, 2011, the MBS held within our portfolio were issued by FHLMC, FNMA and GNMA, with the exception of $2.2 million, which were issued by a private issuer.  Unlike MBS issued by GSEs, the principal and interest payments of privately issued MBS are not guaranteed, although we generally receive a higher interest rate as compensation for the relative increase in credit risk.  Should the underlying mortgages in a privately issued MBS security default on their mortgage payment above the level of credit enhancement, losses could be realized.

The following table provides a summary of the activity in our portfolio of MBS for the periods presented.  The yields and WAL for purchases are presented as recorded at the time of purchase.  The yields for the beginning balances are as of the last day of the period previous to the period presented and the yield for the ending balances are as of the last day of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented.  The weighted average yield of the MBS portfolio decreased from September 30, 2010 to March 31, 2011 as a result of purchases of securities with yields lower than the existing portfolio, adjustable-rate MBS resetting to lower coupons due to a decline in related indices, which are generally based upon short-term interest rates, and the maturity and repayment of securities with higher yields than the overall portfolio. The beginning and ending WAL is the estimated remaining maturity after projected prepayment speeds have been applied.  The increase in the WAL at March 31, 2011 compared to September 30, 2010 was due to the increase in long-term interest rates at the end of the quarter which resulted in a reduction in prepayment expectations, thereby lengthening the WAL of the related securities. The increase in the WAL was also due to purchases during the current quarter with a WAL of 4.8 years.

	For the Three Months Ended
	March 31, 2011			December 31, 2010			September 30, 2010			June 30, 2010
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,695,294	3.73%	4.21	$1,607,864	4.00%	3.58	$1,620,623	4.15%	3.99	$1,757,310	4.21%	4.07
Maturities and repayments	(121,283)			(123,577)			(131,861)			(145,432)
Net amortization of premiums/(discounts)	(689)			(632)			(457)			(393)
Purchases:
Fixed	501,748	3.17	4.64	168,300	2.16	3.74	126,394	2.54	3.71	--	--	--
Adjustable	282,957	2.59	4.98	49,436	2.24	5.08	--	--	--	--	--	--
Change in valuation on AFS securities	(2,128)			(6,097)			(6,835)			9,138
Ending balance - carrying value	$2,355,899	3.44%	4.45	$1,695,294	3.73%	4.21	$1,607,864	4.00%	3.58	$1,620,623	4.15%	3.99

	For the Six Months Ended
	March 31, 2011			March 31, 2010
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,607,864	4.00%	3.58	$1,992,467	4.42%	4.67
Maturities and repayments	(244,860)			(234,015)
Sale of securities, net of gains	--			(192,690)
Net amortization of premiums/(discounts)	(1,321)			(891)
Purchases:
Fixed	670,048	2.92	4.41	5,032	4.13	7.32
Adjustable	332,393	2.54	4.99	--	--	--
Amortized cost of securities received in
loan swap transaction	--			192,690
Change in valuation on AFS securities	(8,225)			(5,283)
Ending balance - carrying value	$2,355,899	3.44%	4.45	$1,757,310	4.21%	4.07

The following table presents the annualized prepayment speeds for the quarter ended March 31, 2011, which represents prepayments during January, February, March 2011, and net premiums/discounts by interest rate tier of our fixed-rate MBS portfolio, at amortized cost, based on the underlying weighted average loan rate.  Our fixed-rate MBS portfolio is somewhat less sensitive than our fixed-rate one- to four-family loan portfolio to repricing risk due to external refinancing barriers such as unemployment, income changes, and decreases in property values, causing barriers to refinancing to be generally more pronounced outside of our local market areas.  However, we are unable to control the interest rates and/or governmental programs that could impact the loans in our fixed-rate MBS portfolio, and are therefore more likely to experience reinvestment risk due to principal prepayments as any effort by the government to reduce or eliminate these barriers could result in an increase in the prepayment of these assets.  Additionally, prepayments impact the amortization/accretion of premiums/discounts on our MBS portfolio.  As prepayments increase, the related premiums/discounts are amortized/accreted at a faster rate.  The amortization of premiums decreases interest income while the accretion of discounts increases interest income.  As noted in the table below, the fixed-rate MBS portfolio had a net premium of $8.2 million as of March 31, 2011.  Given that the weighted average coupon on the underlying loans in this portfolio are above market rates at March 31, 2011, the Bank could experience an increase in the premium amortization should prepayment speeds increase significantly, potentially reducing future interest income.

	Original Term
	15 years or less		More than 15 years
		Prepayment		Prepayment		Net
	Amortized	Speed	Amortized	Speed		Premium/
Rate Range	Cost	(annualized)	Cost	(annualized)	Total	(Discount)
	(Dollars in thousands)

< =3.99%	$559,981	1.71%	$28,406	0.70%	$588,387	$3,877
4.00 - 4.50%	206,092	12.09	1,603	0.21	207,695	4,460
4.51 - 4.99%	221,790	23.17	4,862	8.76	226,652	(351)
5.00 - 5.50%	137,644	27.82	9,744	20.02	147,388	(83)
5.51 - 5.99%	89,324	24.36	53,628	32.54	142,952	84
6.00 - 6.50%	15,422	32.97	23,318	9.45	38,740	46
6.51 - 6.99%	2,896	23.96	11,115	24.29	14,011	132
>=7.00%	--	--	5,145	17.55	5,145	9
Total	$1,233,149	12.30%	$137,821	18.74%	$1,370,970	$8,174

Average Rate	4.36%		5.50%		4.47%
Average Remaining
Term (months)	131		215		139

Investment Securities.  Investment securities, which consist of U.S. GSE debentures (primarily issued by FNMA, FHLMC, or FHLB) and municipal investments, increased $515.3 million, from $1.33 billion at September 30, 2010 to $1.85 billion at March 31, 2011.  The following tables provide a summary of the activity of investment securities for the periods presented.  The yields for the beginning balances are as of the last day of the period previous to the period presented and the yield for the ending balances are as of the last day of the period presented.  The decrease in the yield at March 31, 2011 compared to September 30, 2010 was a result of purchases of securities with yields lower than the overall portfolio yield and maturities and calls of securities with yields higher than the overall portfolio yield.  The beginning and ending WAL’s represent the estimated remaining maturity of the securities after projected call dates have been considered, based upon market rates at each date presented.  The WAL at March 31, 2011 increased from September 30, 2010 primarily due to purchases of securities with a WAL longer than the remaining portfolio.

	For the Three Months Ended
	March 31, 2011			December 31, 2010			September 30, 2010			June 30, 2010
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,347,657	1.32%	1.61	$1,332,656	1.47%	0.84	$1,203,064	1.67%	0.82	$970,431	1.76%	1.29
Maturities and calls	(291,693)			(252,728)			(343,999)			(210,048)
Net amortization of premiums/(discounts)	(1,255)			(799)			(1,034)			(1,051)
Purchases:
Fixed	793,136	0.99	1.20	268,689	1.21	1.89	475,141	1.08	1.19	443,757	1.38	1.11
Adjustable	--	--	--	--	--	--	--	--	--	--	--	--
Change in valuation of AFS securities	70			(161)			(516)			(25)
Ending balance - carrying value	$1,847,915	1.17%	1.55	$1,347,657	1.32%	1.61	$1,332,656	1.47%	0.84	$1,203,064	1.67%	0.82

	For the Six Months Ended
	March 31, 2011			March 31, 2010
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,332,656	1.47%	0.84	$480,704	1.93%	1.53
Maturities and calls	(544,421)			(120,136)
Net amortization of premiums/(discounts)	(2,054)			(2,114)
Purchases:
Fixed	1,061,825	1.05	1.37	611,685	1.65	1.09
Adjustable	--	--	--	--	--	--
Change in valuation of AFS securities	(91)			292
Ending balance - carrying value	$1,847,915	1.17%	1.55	$970,431	1.76%	1.29

Liabilities.  Total liabilities increased $281.5 million from $7.53 billion at September 30, 2010 to $7.81 billion at March 31, 2011, due primarily to an increase in deposits of $324.9 million.  The increase in deposits was primarily in the certificate of deposit and money market portfolios, which increased $154.0 million and $96.3 million, respectively, from September 30, 2010 to March 31, 2011.

Deposits - As noted above, the certificate of deposit portfolio increased $154.0 million between September 30, 2010 and March 31, 2011.  The increase was due primarily to one retail certificate of deposit for $199.0 million related to a legal settlement to which the Bank was not a party.  The presiding judge required the funds to be held in a local financial institution pending distribution.  The deposit is scheduled to mature in September 2011; however, management expects between $183.5 million and $188.5 million will be disbursed in May 2011.  The interest rate is fixed and tiered between 0.05% and 0.25%, depending on the length of time the funds remain on deposit, and is comparable to U.S. treasury obligations of less than one year.  The pricing on these funds also takes into consideration Federal Deposit Insurance Corporation (“FDIC”) insurance premiums.

The money market portfolio increased $96.3 million from $942.4 million at September 30, 2010 to $1.04 billion at March 31, 2011.  Of the $96.3 million increase, $39.3 million relates to the contribution to the Foundation as a result of the corporate reorganization in late December 2010.  It is not anticipated that the Foundation will keep the funds in the money market account for an extended period of time.  The remaining increase in the money market portfolio was due to customers reinvesting funds from maturing certificates of deposit into the money market portfolio and some customers maintaining higher cash balances due to the current economic uncertainty and in anticipation of market rates increasing, which would allow them to reinvest at higher rates.  The checking portfolio increased $58.6 million from $482.4 million at September 30, 2010 to $541.1 million at March 31, 2011.  The increase in our checking portfolio was also due to customers keeping more cash readily available, as reflected by a 14% increase in the average customer checking account balance between period ends.  If interest rates were to rise, it is possible our money market and checking account customers may move those funds to higher-yielding deposit products inside of the Bank or withdraw their funds to invest in higher yielding investments outside of the Bank.

The following table presents the amount, average rate and percentage of total deposits for checking, savings, money market and certificates for the periods presented.  The $199.0 million retail deposit noted above is included in the table below at 0.05%.

	March 31, 2011			December 31, 2010			September 30, 2010			March 31, 2010
		Average	% of		Average	% of		Average	% of		Average	% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)

Checking	$541,061	0.08%	11.5%	$524,208	0.08%	11.2%	$482,428	0.13%	11.0%	$493,929	0.13%	11.4%
Savings	250,296	0.52	5.3	234,810	0.53	5.0	234,285	0.54	5.3	239,651	0.54	5.6
Money market	1,038,706	0.54	22.0	1,014,451	0.58	21.7	942,428	0.65	21.5	934,071	0.72	21.6
Certificates	2,881,126	1.96	61.2	2,908,632	2.08	62.1	2,727,169	2.29	62.2	2,651,415	2.66	61.4
	$4,711,189	1.36%	100.0%	$4,682,101	1.45%	100.0%	$4,386,310	1.61%	100.0%	$4,319,066	1.83%	100.0%

At March 31, 2011, $83.7 million in certificates were brokered deposits, unchanged from September 30, 2010.  The $83.7 million of brokered deposits at March 31, 2011 had a weighted average rate of 2.58% and a remaining term to maturity of 3.4 years.  The Bank regularly considers brokered deposits as a source of funding, provided that investment opportunities are balanced with the funding cost. As of March 31, 2011, $100.0 million in certificates were public unit deposits, compared to $109.9 million in public unit deposits at September 30, 2010.  The $100.0 million of public unit deposits at March 31, 2011 had a weighted average rate of 0.38% and a remaining term to maturity of six months.  Management will continue to monitor the wholesale deposit market for attractive opportunities relative to the use of proceeds for investments.

The following tables set forth maturity information for our certificate of deposit portfolio at March 31, 2011.

	Amount Due
		More than	More than
	1 year	1 year to	2 to 3	More than
	or less	2 years	years	3 years	Total
	(Dollars in thousands)

0.00 – 0.99%	$403,761	$13,042	$--	$--	$416,803
1.00 – 1.99%	809,382	216,224	63,730	498	1,089,834
2.00 – 2.99%	166,245	82,258	212,245	352,485	813,233
3.00 – 3.99%	275,299	122,357	44,384	22,342	464,382
4.00 – 4.99%	78,017	17,294	529	572	96,412
5.00 – 5.99%	462	--	--	--	462
	$1,733,166	$451,175	$320,888	$375,897	$2,881,126

Weighted Average Maturity (in years)					1.26

Weighted Average Maturity for the Retail Certificate of Deposit Portfolio (in years)					1.22

	Maturity
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)

Certificates of deposit less than $100,000	$260,262	$301,410	$495,181	$755,554	$1,812,407
Certificates of deposit of $100,000 or more	145,625	336,024	194,664	392,406	1,068,719
Total certificates of deposit	$405,887	$637,434	$689,845	$1,147,960	$2,881,126

Borrowings - During the quarter ended December 31, 2010, $200.0 million of fixed-rate FHLB advances with a weighted average contractual rate of 4.71% matured and were replaced with $200.0 million of fixed-rate FHLB advances with a weighted average contractual interest rate of 2.83% for a weighted average term of 83 months.  Also during the quarter ended December 31, 2010, a maturing $100.0 million repurchase agreement with a contractual rate of 4.23% was replaced with another $100.0 million repurchase agreement with a contractual rate of 3.35% for a term of 84 months.  During the current quarter, a repurchase agreement of $25.0 million matured and was not replaced.

The following table presents the maturity of FHLB advances, at par, and repurchase agreements as of March 31, 2011.  The balance of FHLB advances excludes the deferred gain on the terminated interest rate swaps and the deferred prepayment penalty.  Management will continue to monitor the Bank’s investment opportunities and balance those opportunities with the cost of FHLB advances or other funding sources.

			Weighted	Weighted
	FHLB	Repurchase	Average	Average
Maturity by	Advances	Agreements	Contractual	Effective
Fiscal year	Amount	Amount	Rate	Rate(1)
	(Dollars in thousands)
2011	$76,000	$75,000	4.41%	4.41%
2012	350,000	150,000	3.67	3.67
2013	525,000	145,000	3.74	4.00
2014	450,000	100,000	3.33	3.96
2015	200,000	20,000	3.50	4.16
2016	275,000	--	3.86	4.39
2017	400,000	--	3.17	3.21
2018	100,000	100,000	2.94	2.94
	$2,376,000	$590,000	3.55%	3.83%

(1)  The effective rate includes the net impact of the amortization of deferred prepayment penalties related to the prepayment of certain FHLB advances and deferred gains related to the termination of interest rate swaps during fiscal year 2008.

The following table presents the maturity of FHLB advances and repurchase agreements for the next four quarters as of March 31, 2011.

		Weighted
		Average
Maturity by		Contractual
Quarter End	Amount	Rate
	(Dollars in thousands)
June 30, 2011	$25,000	2.79%
September 30, 2011	126,000	4.73
December 31, 2011	250,000	4.22
March 31, 2012	150,000	2.35
	$551,000	3.76%

Stockholders’ Equity.  Stockholders’ equity increased $964.4 million, from $962.0 million at September 30, 2010 to $1.93 billion at March 31, 2011.  The increase was due primarily to the net stock offering proceeds of $1.13 billion from the corporate reorganization in December 2010, partially offset by dividends paid of $125.9 million.  The $125.9 million consisted of cash dividends of $17.0 million paid prior to the corporate reorganization, and $108.9 million paid since the corporate reorganization.  The $17.0 million consisted of a quarterly dividend of $10.6 million and a special dividend of $6.4 million related to fiscal year 2010 earnings, per the Company’s prior dividend policy.  The $108.9 million consisted of a quarterly dividend of $12.1 million and the one-time special cash dividend (welcome dividend) of $96.8 million.  In April 2011, the Company declared a quarterly cash dividend of $0.075 per share, which will equate to $12.1 million, payable in May 2011.

The following table presents quarterly dividends paid in calendar years 2011, 2010, and 2009.  For the quarter ended June 30, 2011, the amount represents dividends to be paid on May 20, 2011, as approved by the Board of Directors on April 18, 2011, based upon the number of shares outstanding on the record date of May 6, 2011.

	Calendar Year
	2011	2010	2009
	(Dollars in thousands)
Quarter ended March 31
Total dividends paid	$12,105	$10,739	$10,437
Quarter ended June 30
Total dividends paid	12,105	10,496	10,446
Quarter ended September 30
Total dividends paid		10,496	10,448
Quarter ended December 31
Total dividends paid		10,597	10,550
Special year end/welcome dividend
Total dividends paid	96,838	6,359	6,119

Calendar year-to-date dividends paid	$121,048	$48,687	$48,000

Operating Results

The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2011	2010	2010	2010	2010
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Loans receivable	$61,554	$65,943	$68,476	$68,990	$70,315
MBS	17,320	15,440	15,614	16,864	18,627
Investment securities	4,743	4,775	4,832	4,565	3,726
Other interest and dividend income	1,324	1,089	1,050	1,066	1,039
Total interest and dividend income	84,941	87,247	89,972	91,485	93,707

Interest expense:
FHLB advances	21,968	23,131	23,677	24,417	24,299
Deposits	16,069	17,381	18,186	19,149	19,776
Other borrowings	6,348	6,730	6,968	7,032	6,949
Total interest expense	44,385	47,242	48,831	50,598	51,024

Provision for credit losses	520	650	750	1,816	3,200

Net interest income
(after provision for credit losses)	40,036	39,355	40,391	39,071	39,483

Other income	6,144	6,317	6,990	7,754	6,536
Other expenses	22,855	63,338	23,257	20,624	23,100
Income tax expense (benefit)	7,689	(6,408)	8,677	9,443	8,264
Net income (loss)	$15,636	$(11,258)	$15,447	$16,758	$14,655

Efficiency ratio	48.94%	136.73%	48.32%	42.40%	46.93%

Basic earnings (loss) per share (1)	$0.10	$(0.07)	$0.09	$0.10	$0.09
Diluted earnings (loss) per share (1)	0.10	(0.07)	0.09	0.10	0.09

(1)	All earnings per share information prior to the corporate reorganization in December 2010 have been revised to reflect the 2.2637 exchange ratio.

Comparison of Operating Results for the Six Months Ended March 31, 2011 and 2010

Net income for the six months ended March 31, 2011 was $4.4 million, compared to $35.6 million for the same period in the prior fiscal year.  The $31.2 million decrease in the current period was due primarily to the $40.0 million ($26.0 million, net of income tax benefit) contribution to the Foundation in connection with the corporate reorganization.  Additionally, other income decreased $7.2 million and net interest income decreased $6.9 million between periods. These decreases were partially offset by an $18.1 million decrease in income tax expense and a $5.1 million decrease in provision for credit losses between periods.

The net interest margin decreased 36 basis points, from 2.14% for the six months ended March 31, 2010 to 1.78% for the six months ended March 31, 2011.  The decrease in the net interest margin was due to an increase in the average balance of interest-earning assets at lower yields compared to the six months ended March 31, 2010. The increase in the average balance of interest-earning assets was primarily a result of the proceeds from the corporate reorganization in December 2010.  The proceeds from the corporate reorganization were initially invested in cash, earning 25 basis points.  The cash was deployed during the current quarter into higher yielding investment securities and MBS.

Interest and Dividend Income
Total interest and dividend income for the six months ended March 31, 2011 was $172.2 million compared to $192.6 million for the six months ended March 31, 2010.  The $20.4 million decrease was primarily a result of decreases in interest income on loans receivable of $17.3 million and MBS of $6.6 million, partially offset by an increase in interest income on investment securities of $3.2 million.

Interest income on loans receivable for the current six month period was $127.5 million compared to $144.8 million for the prior year period.  The $17.3 million decrease in interest income was the result of a $345.3 million decrease in the average balance of the portfolio and a decrease of 32 basis points in the weighted average yield to 4.97% for the period.  The decrease in the average balance was due to principal repayments outpacing originations and purchases between the two periods and a loan swap transaction during the first quarter of fiscal year 2010, where $194.8 million of originated fixed-rate mortgage loans were swapped for MBS.  See additional discussion regarding loan portfolio activity in “Financial Condition – Loans Receivable.”  The decrease in the weighted average yield was due primarily to a significant amount of loan modifications, refinances, and ARM loans repricing between periods.  The decrease in the weighted average yield was also due to principal repayments of loans with higher yields than the remaining portfolio, and originations at market rates which were lower than the existing portfolio.

Interest income on MBS for the current six month period was $32.8 million compared to $39.4 million for the prior year period.  The $6.6 million decrease was a result of a decrease of 60 basis points in the weighted average yield to 3.70% for the current six months and a $58.6 million decrease in the average balance of the portfolio.  The weighted average yield decreased between the two periods due to purchases of MBS at a lower average yield than the existing portfolio between the two periods, adjustable-rate securities repricing to lower market rates, and prepayments on MBS with yields higher than the existing portfolio.  The decrease in the average balance of the portfolio was due to principal repayments which were not replaced in their entirety.

Interest income on investment securities for the current six month period was $9.5 million compared to $6.3 million for the prior year period.  The $3.2 million increase was primarily a result of an $847.2 million increase in the average balance, partially offset by a decrease in the average yield of 67 basis points to 1.28% for the current six month period.  The increase in the average balance was a result of purchases funded with proceeds from the stock offering, principal repayments from the MBS and loan portfolios, and retail deposits.  The average yield decreased due to purchases at yields lower than the overall portfolio yield, and to calls and maturities of higher yielding securities.

Interest Expense
Interest expense decreased $13.5 million to $91.6 million for the current six month period from $105.1 million for the prior year period.  The decrease in interest expense was due primarily to a decrease in interest expense on the certificate of deposit portfolio and FHLB advances.

Interest expense on deposits for the current six month period was $33.5 million compared to $41.9 million for the prior year period.  The $8.4 million decrease in interest expense on deposits primarily was due to a decrease in the weighted average rate paid on the certificate of deposit portfolio, as the portfolio continued to reprice to lower market rates.  The weighted average rate paid on the certificate of deposit portfolio decreased 74 basis points between the two periods, from 2.84% for the prior year period to 2.10% for the current six month period.  The decrease in interest expense was partially offset by a $343.3 million increase in the average balance of the deposit portfolio, primarily the certificate of deposit and money market portfolios.

Interest expense on FHLB advances for the current six month period was $45.1 million compared to $49.1 million for the prior year period.  The $4.0 million decrease in interest expense on FHLB advances was a result of the refinance and renewal of maturing FHLB advances between the two periods and, to a lesser extent, a decrease in the average balance of $44.1 million primarily due to an advance that matured between periods that was not renewed.

Provision for Credit Losses
The Bank recorded a provision for credit losses of $1.2 million during the current six month period, compared to a provision of $6.3 million for the six months ended March 31, 2010.   The provision recorded in the current six month period was a result of the increase in and establishment of SVAs, primarily on purchased loans.  The $5.1 million decrease in the provision was related primarily to the increase in certain loss factors in the general valuation allowance model in the prior year with no similar adjustments in the current fiscal year.

Other Income and Expense
Total other income was $12.5 million for the current six month period compared to $19.7 million for the prior year period.  The $7.2 million decrease was due primarily to no gains on the sale of securities in the current six month period compared to $6.5 million of gains in the prior six month period.  To a lesser extent, there was a decrease in retail fees of $1.4 million related to a decrease in overdraft charges as a result of Regulation E.

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

Total other expenses for the six months ended March 31, 2011 were $86.2 million, compared to $45.9 million in the prior year period.  The $40.3 million increase was due to a $40.0 million cash contribution to the Foundation in connection with the corporate reorganization.  Other expenses, net increased $2.9 million related to REO operations and an impairment and valuation allowance taken on the mortgage-servicing rights asset.

Effective October 31, 2010, the Bank discontinued its debit card rewards program.  The discontinuation of the program is estimated to result in a $1.5 million decrease in advertising and promotional expense for fiscal year 2011 compared to the prior fiscal year.

In February 2011, the FDIC adopted a new assessment structure for insured institutions.  One of the significant changes includes using average total consolidated assets minus average tangible equity for the assessment base instead of average deposits and secured liabilities for the period.  It is estimated the Bank will realize a reduction in its deposit insurance assessment of $2.9 million annually, beginning April 1, 2011.  Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), that is, the ratio of the Deposit Insurance Fund to the insured deposit base.  The FDIC has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires that institutions with assets of more than $10 billion bear the effect of the increase in the statutory minimum DRR to 1.35%, from the former statutory minimum of 1.15%.  Although the Bank had less than $10 billion in assets as of March 31, 2011, in the event the Bank’s asset size grows to at least $10 billion for four consecutive quarters, the effect of this provision of the Dodd-Frank Act may be to increase the Bank’s cost of deposit insurance relative to institutions with less than $10 billion in assets.

A provision of the Dodd-Frank Act, commonly referred to as the “Durbin Amendment,” directed the Federal Reserve Board to analyze the debit card payments system and fix the interchange rates based upon actual costs.  The Federal Reserve Board has issued for comment its proposal to establish the interchange rate for all debit transactions at $0.12 each.  The final rule, if adopted, will take effect on July 21, 2011.  As a result of the high volume of comments received on the proposal, the Federal Reserve was unable to meet the April 21 deadline for issuing a final debit card interchange rule, but the provision’s effective date remains July 21, 2011.  The amount proposed by the Federal Reserve Board reflects only their estimate of the actual processing costs for the transactions, and does not include any margins for technology investments or credit losses in the system.  The Durbin Amendment also has been challenged in Federal District Court on the grounds of being unconstitutional, and a hearing is pending.  Based upon the Federal Reserve Board’s proposed interchange rate and the Bank’s transaction volume in fiscal year 2010, it is estimated that the Bank’s related fee income will be reduced by $4.0 million annually from current levels, if the final rule is adopted as proposed.

Income Tax Expense
Income tax expense for the current six month period was $1.3 million compared to $19.4 million for the prior year six month period.  The decrease in income tax expense between the periods was primarily a result of the $40.0 million contribution to the Foundation, which resulted in $14.0 million of income tax benefit.  The income tax benefit was recorded on the pretax loss due to the fact that the Company believes it will more than likely be able to utilize the $40.0 million contribution to the Foundation through current federal income tax deductions and those available within the five-year carryforward period.  The Company files a consolidated Kansas corporate income tax return, which includes the Company and Capitol Funds, Inc., but not the Bank.  The Bank files a Kansas privilege tax return.  The Company concluded at March 31, 2011 that it is not more likely than not that the contribution will be utilized on the Kansas corporate income tax return because the Bank’s earnings are not included in the Kansas corporate income tax return; therefore a valuation allowance has been established for the entire state income tax benefit.  The effective income tax rate for the current six month period was 22.6% compared to 35.3% for the prior year six month period.  The decrease in the effective tax rate between periods was due primarily to a $686 thousand tax return to tax provision adjustment related to income tax expense recognized in the prior years.  Excluding that adjustment, the effective income tax rate would have been 34.8% for the current six month period.  The remaining difference between the effective income tax rates was due primarily to an increase in deductible expenses associated with the ESOP in the current fiscal year as a result of the new ESOP loan and the $0.60 per share welcome dividend paid in March 2011.  Due to pre-tax income being lower than the prior year, all of the items impacting the income tax rate had a larger impact to the overall effective tax rate than in the prior year.  Management anticipates the effective tax rate for the current fiscal year and fiscal year 2012 to be approximately 33% and 36%, respectively.

Average Balance Sheet
The following table presents the average balances of our assets, liabilities and stockholders’ equity and the related annualized yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated and the weighted average yield/rate on our interest-earning assets and interest-bearing liabilities at March 31, 2011.  Average yields are derived by dividing annualized income by the average balance of the related assets and average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown.  Average outstanding balances are derived from average daily balances.  The yields and rates include amortization of fees, costs, premiums and discounts which are considered adjustments to yields/rates. Yields on tax-exempt securities were not calculated on a tax-equivalent basis.

	At	For the Six Months Ended
	March 31, 2011	March 31, 2011			March 31, 2010
		Average	Interest		Average	Interest
	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets:		(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	4.99%	$5,134,193	$127,497	4.97%	$5,479,475	$144,841	5.29%
MBS (2)	3.44	1,771,375	32,760	3.70	1,829,990	39,381	4.30
Investment securities (2)(3)	1.17	1,492,469	9,518	1.28	645,267	6,285	1.95
Capital stock of FHLB	2.94	121,322	1,785	2.95	133,570	1,986	2.98
Cash and cash equivalents	0.24	509,407	628	0.25	86,297	101	0.23
Total interest-earning assets (1) (2)	3.80	9,028,766	172,188	3.81	8,174,599	192,594	4.71
Other noninterest-earning assets		237,487			230,111
Total assets		$9,266,253			$8,404,710

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	0.08%	$501,810	$219	0.09%	$457,439	$319	0.14%
Savings	0.52	238,056	631	0.53	228,352	678	0.60
Money market	0.54	993,382	2,858	0.58	886,205	3,336	0.75
Certificates	1.96	2,834,225	29,742	2.10	2,652,159	37,548	2.84
Total deposits	1.36	4,567,473	33,450	1.47	4,224,155	41,881	1.99
FHLB advances (4)	3.80	2,349,838	45,099	3.85	2,393,945	49,118	4.11
Repurchase agreements	3.93	612,115	12,250	3.96	660,000	13,238	3.97
Other borrowings	3.05	53,609	828	3.05	53,609	820	3.03
Total borrowings	3.81	3,015,562	58,177	3.86	3,107,554	63,176	4.06
Total interest-bearing liabilities	2.31	7,583,035	91,627	2.42	7,331,709	105,057	2.87
Other noninterest-bearing liabilities		135,540			121,166
Stockholders' equity		1,547,678			951,835
Total liabilities and stockholders' equity		$9,266,253			$8,404,710

							(Continued)

	At	For the Six Months Ended
	March 31, 2011	March 31, 2011			March 31, 2010
		Average	Interest		Average	Interest
	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Rate	Balance	Paid	Rate	Balance	Paid	Rate
		(Dollars in thousands)

Net interest income (5)			$80,561			$87,537
Net interest rate spread (6)	1.49%			1.39%			1.84%
Net interest-earning assets		$1,445,731			$842,890
Net interest margin (7)				1.78			2.14
Ratio of interest-earning assets
to interest-bearing liabilities				1.19			1.11

Selected Performance Ratios:
Return on average assets (annualized)				0.09%			0.85%
Return on average equity (annualized)				0.57			7.49
Average equity to average assets				16.70			11.33
							(Concluded)

(1)  Calculated net of unearned loan fees and deferred costs, and undisbursed loan funds.  Non-accruing loans are included in the loans receivable average balance with a yield of zero percent. Balances include LHFS.

(2)  MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)  The average balance of investment securities includes an average balance of nontaxable securities of $66.5 million and $71.9 million for the period ended March 31, 2011 and March 31, 2010, respectively.

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

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the six months ended March 31, 2011 to the six months ended March 31, 2010.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.
	For the Six Months Ended
	March 31, 2011 vs. March 31, 2010
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(8,959)	$(8,385)	$(17,344)
MBS	(1,236)	(5,385)	(6,621)
Investment securities	5,989	(2,756)	3,233
Capital stock of FHLB	(181)	(20)	(201)
Cash and cash equivalents	518	9	527
Total interest-earning assets	(3,869)	(16,537)	(20,406)

Interest-bearing liabilities:
Checking	29	(123)	(94)
Savings	28	(82)	(54)
Money market	371	(810)	(439)
Certificates	2,457	(10,301)	(7,844)
FHLB advances	(945)	(3,074)	(4,019)
Other borrowings	(952)	(28)	(980)
Total interest-bearing liabilities	988	(14,418)	(13,430)

Net change in net interest income	$(4,857)	$(2,119)	$(6,976)

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010

For the quarter ended March 31, 2011, the Company recognized net income of $15.6 million, compared to net income of $14.7 million for the same period in the prior fiscal year.  The $981 thousand increase in net income was due primarily to a decrease in the provision for credit losses of $2.7 million, partially offset by a $2.1 million decrease in net interest income.

The net interest margin for the current quarter was 1.70% compared to 2.09% for the same period in the prior fiscal year.  The 39 basis point decrease in the net interest margin was due primarily to an increase in the average balance of interest-earning assets at lower yields compared to the prior year quarter.   The increase in the average balance of interest-earning assets was primarily a result of the proceeds from the corporate reorganization in December 2010, which were initially invested in cash, earning 25 basis points.   The cash was deployed during the current quarter into higher yielding investment securities and MBS.  The full impact of the investment securities and MBS purchases will be reflected in the net interest margin for the quarter ending June 30, 2011.  Additionally, the net interest margin was reduced by approximately five basis points in the current quarter as a result of net deferred premium recognition related to loan modifications.  Management anticipates the net interest margin will improve during the June 30, 2011 quarter as compared to the March 31, 2011 quarter due to the investment of the stock offering proceeds into securities during the current quarter, fewer loan modifications and refinances in the current quarter, and a reduced level of net deferred fee/premium recognition.

Interest and Dividend Income
Total interest and dividend income for the current quarter was $84.9 million compared to $93.7 million for the quarter ended March 31, 2010.  The $8.8 million decrease was primarily a result of a decrease in interest income on loans receivable.

Interest income on loans receivable for the current quarter was $61.5 million compared to $70.3 million for the prior year quarter.  The $8.8 million decrease in interest income was due to a $275.6 million decrease in the average balance of the portfolio, and a 41 basis point decrease in the weighted average yield to 4.80% for the current quarter.  The decrease in the average balance was due to principal repayments outpacing originations and purchases between the two periods.  See additional discussion regarding loan portfolio activity in “Financial Condition – Loans Receivable.”  The decrease in the weighted average yield was due primarily to a significant amount of loan modifications, refinances, and ARM loans repricing between periods, and, to a lesser extent, principal repayments of loans with higher yields than the remaining portfolio, and originations at market rates which were lower than the existing portfolio.  Additionally, net deferred premium recognition related to modifications resulted in a one-time eight basis point decrease in the weighted average yield of the loan portfolio during the current quarter.

Interest income on MBS for the current quarter was $17.3 million compared to $18.6 million for the prior year quarter.  The $1.3 million decrease was a result of a 64 basis point decrease in the weighted average yield to 3.57% for the current quarter, partially offset by a $172.7 million increase in the average balance of the portfolio.  The decrease in the weighted average yield between the two periods was due primarily to purchases of MBS at a lower average yield than the existing portfolio between the two periods and repayments on MBS with yields higher than the remaining portfolio.

Interest income on investment securities for the current quarter was $4.7 million compared to $3.7 million for the prior year quarter.  The $1.0 million increase was due to an $870.1 million increase in the average balance of the portfolio, partially offset by a 78 basis point decrease in the weighted average yield to 1.16% for the current quarter.  The increase in the average balance was a result of purchases funded with proceeds from the stock offering, principal repayments from the MBS and loan portfolios, and retail deposits.  The decrease in the weighted average yield of the portfolio was attributed to purchases made at lower market yields than the overall portfolio yield and to maturities and calls of securities with yields greater than the remaining portfolio.

Interest income on cash and cash equivalents was $441 thousand for the current quarter compared to $54 thousand for the prior year quarter.  The $387 thousand increase was a result of an increase in the average balance due to the proceeds from the stock offering remaining in cash until they were invested in investment securities and MBS during the current quarter.  As of March 31, 2011, all proceeds from the stock offering had been invested in securities.

Interest Expense
Total interest expense decreased $6.6 million to $44.4 million for the current quarter from $51.0 million for the prior year quarter.  The decrease in interest expense was due primarily to a $3.7 million decrease in interest expense on deposits and a $2.3 million decrease in interest expense on FHLB advances.

Interest expense on deposits for the current quarter was $16.1 million compared to $19.8 million for the prior year quarter.  The $3.7 million decrease in interest expense on deposits was due primarily to a decrease in the weighted average rate paid on the certificate of deposit portfolio, as the portfolio continued to reprice to lower market rates.  The weighted average rate paid on the certificate of deposit portfolio decreased 73 basis points between the two periods, from 2.73% for the prior year quarter to 2.00% for the current quarter.  The decrease in interest expense was partially offset by a $422.4 million increase in the average balance of the deposit portfolio, primarily the certificate of deposit portfolio.

Interest expense on FHLB advances for the current quarter was $22.0 million compared to $24.3 million for the prior year quarter.  The $2.3 million decrease in interest expense on FHLB advances was due primarily to a 32 basis point decrease in the weighted average rate, due to the refinance and renewal of maturing FHLB advances between the two periods, at rates lower than the existing advances.  To a lesser extent, the decrease in interest expense on FHLB advances was due to a $44.1 million decrease in the average balance due to maturing advances that were not renewed.

Provision for Credit Losses
The Company recorded a provision for credit losses of $520 thousand during the current quarter, compared to a provision of $3.2 million for the prior year quarter.  The provision recorded in the current quarter was due primarily to the increase in and establishment of SVAs, primarily on purchased loans.

Other Income and Expense
Total other income was $6.1 million for the current quarter compared to $6.5 million for the prior year quarter.  The $392 thousand decrease was due primarily to a decrease in retail fees partially offset by an increase in income from BOLI.  The decrease in retail fees was due primarily to a decrease in overdraft fees due to Regulation E.

Other Income and Expense
Total other expense was $22.9 million for the current quarter compared to $23.1 million for the prior year quarter.  The slight decrease was due primarily to a reduction in the FDIC insurance premium of $717 thousand and a decrease in advertising and promotional expense of $644 thousand, partially offset by an increase in other expense, net of $630 thousand.  The decrease in the FDIC insurance premium was due primarily to a reduction in the total base assessment rate as a result of the proceeds received from the stock conversion.  The proceeds received resulted in an increase in capital and intercompany deposits at the Bank, which favorably impacted both the unsecured debt adjustment and secured liability adjustment, which are components of the total base assessment rate.  The decrease in advertising and promotional expense was due largely to the discontinuation of the debit card rewards program.  Other expenses, net increased $630 thousand primarily due to REO operations.

Income Tax Expense
Income tax expense was $7.7 million for the current quarter, compared to $8.3 million for the prior year quarter.  The decrease in income tax expense was due primarily to a $686 thousand tax provision to tax return adjustment that reduced income tax expense.  The adjustment related to income tax expense recognized in prior years.  The effective tax rate for the current quarter was 33.0% compared to 36.1% for the prior year quarter.  The decrease in the effective income tax rate between quarters was due primarily to an increase in deductible expenses associated with the ESOP in the current fiscal year as a result of the new ESOP loan and the $0.60 per share welcome dividend paid in March 2011 and a decrease in income tax expense due to a tax return to tax provision adjustment related to income tax expense recognized in prior years.

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

	For the Three Months Ended
	March 31, 2011			March 31, 2010
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$5,130,904	$61,554	4.80%	$5,406,480	$70,315	5.21%
MBS (2)	1,943,172	17,320	3.57	1,770,456	18,627	4.21
Investment securities (2)(3)	1,638,448	4,743	1.16	768,355	3,726	1.94
Capital stock of FHLB	121,778	883	2.94	134,075	985	2.98
Cash and cash equivalents	721,407	441	0.25	92,335	54	0.23
Total interest-earning assets	9,555,709	84,941	3.56	8,171,701	93,707	4.59
Other noninterest-earning assets	234,608			235,009
Total assets	$9,790,317			$8,406,710

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$512,707	$105	0.08%	$468,054	$143	0.12%
Savings	240,843	312	0.53	230,922	317	0.55
Money market	1,021,935	1,413	0.56	905,599	1,596	0.71
Certificates	2,888,322	14,239	2.00	2,636,843	17,720	2.73
Total deposits	4,663,807	16,069	1.40	4,241,418	19,776	1.89
FHLB advances (4)	2,350,722	21,968	3.79	2,394,774	24,299	4.11
Repurchase agreements	609,167	5,939	3.90	660,000	6,546	3.97
Other borrowings	53,609	409	3.05	53,609	403	3.00
Total borrowings	3,013,498	28,316	3.80	3,108,383	31,248	4.06
Total interest-bearing liabilities	7,677,305	44,385	2.34	7,349,801	51,024	2.81
Other noninterest-bearing liabilities	96,596			104,923
Stockholders' equity	2,016,416			951,986
Total liabilities and stockholders' equity	$9,790,317			$8,406,710
						(Continued)

	For the Three Months Ended
	March 31, 2011			March 31, 2010
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Net interest income (5)		$40,556			$42,683
Net interest rate spread (6)			1.22%			1.78%
Net interest-earning assets	$1,878,404			$821,900
Net interest margin (7)			1.70			2.09
Ratio of interest-earning assets
to interest-bearing liabilities			1.24			1.11

Selected performance ratios:
Return on average assets (annualized)			0.64%			0.70%
Return on average equity (annualized)			3.10			6.16
Average equity to average assets			20.60			11.32

(Concluded)

(1)  Calculated net of unearned loan fees and deferred costs, and undisbursed loan funds.  Non-accruing loans are included in the loans receivable average balance with a yield of zero percent. Balances include LHFS.

(2)  MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)  The average balance of investment securities includes an average balance of nontaxable securities of $64.5 million and $72.2 million for the quarters ended March 31, 2011 and March 31, 2010, respectively.

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

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended March 31, 2011 to the quarter ended March 31, 2010.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	Quarter Ended March 31,
	2011 vs. 2010
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(3,509)	$(5,252)	$(8,761)
MBS	1,704	(3,011)	(1,307)
Investment securities	2,962	(1,945)	1,017
Capital stock of FHLB	(89)	(13)	(102)
Cash equivalents	382	5	387
Total interest-earning assets	1,450	(10,216)	(8,766)

Interest-bearing liabilities:
Checking	13	(50)	(37)
Savings	13	(12)	1
Money market	191	(365)	(174)
Certificates	1,611	(5,108)	(3,497)
FHLB advances	(465)	(1,866)	(2,331)
Other borrowings	(494)	(107)	(601)
Total interest-bearing liabilities	869	(7,508)	(6,639)

Net change in net interest income	$581	$(2,708)	$(2,127)

Comparison of Operating Results for the Three Months Ended March 31, 2011 and December 31, 2010

For the quarter ended March 31, 2011, the Company recognized net income of $15.6 million, compared to a net loss of $11.3 million for the quarter ended December 31, 2010.  The $26.9 million increase between periods was due primarily to a $40.0 million ($26.0 million, net of related income tax benefit) contribution made to the Foundation during the prior quarter.

The net interest margin for the current quarter was 1.70% compared to 1.88% for the quarter ended December 31, 2010.  The 18 basis point decrease in the net interest margin was due primarily to an increase in the average balance of interest-earning assets at lower yields compared to the prior quarter.   The proceeds from the corporate reorganization in late December 2010 were initially invested in cash, which earned 25 basis points.  The cash was deployed during the current quarter into higher yielding investment securities and MBS.  The full impact of the investment securities and MBS purchases will be reflected in the net interest margin for the quarter ending June 30, 2011.  Additionally, the net interest margin was reduced by approximately five basis points in the current quarter as a result of net deferred premium recognition related to loan modifications.  Management anticipates the net interest margin will improve during the June 30, 2011 quarter as compared to the March 31, 2011 quarter due to the investment of the stock offering proceeds into securities during the current quarter, fewer loan modifications and refinances in the current quarter, and a reduced level of net deferred fee/premium recognition.

Interest and Dividend Income
Total interest and dividend income for the current quarter was $84.9 million compared to $87.2 million for the quarter ended December 31, 2010.  The $2.3 million decrease was primarily a result of a $4.3 million decrease in interest income on loans receivable, partially offset by a $1.9 million increase in interest income on MBS.

Interest income on loans receivable for the current quarter was $61.5 million compared to $65.9 million for the quarter ended December 31, 2010.  The $4.4 million decrease in interest income was due primarily to a 33 basis point decrease in the weighted average yield to 4.80% for the current quarter and, to a lesser extent, a $6.5 million decrease in the average balance of the portfolio.  The decrease in the weighted average yield was largely due to modifications and refinances and the related net deferred fee recognition, along with ARMs repricing to lower market rates.  The rate change impact of loans that modified or refinanced in the prior quarter was primarily reflected in the yield in the current quarter.  The net deferred fee recognition in the prior quarter was related to net discounts, which caused the yield to increase for the quarter ended December 31, 2010.  The net deferred premium recognition in the current quarter resulted in a one-time eight basis point decrease in the weighted average yield.

Interest income on MBS for the current quarter was $17.3 million compared to $15.4 million for the quarter ended December 31, 2010.  The $1.9 million increase was a result of a $340.0 million increase in the average balance of the portfolio as a portion of the proceeds received from the stock offering were used to purchase MBS, partially offset by a 28 basis point decrease in the weighted average yield due to purchases of MBS at a lower average yield than the existing portfolio.

Interest income on cash and cash equivalents was $441 thousand for the current quarter compared to $187 thousand for the December 31, 2010 quarter.  The $254 thousand increase was a result of an increase in the average balance due to the proceeds from the stock offering remaining in cash until they were invested in investment securities and MBS during the current quarter.  As of March 31, 2011, all proceeds from the stock offering had been invested in securities.

Interest Expense
Total interest expense decreased $2.8 million to $44.4 million for the current quarter from $47.2 million for the quarter ended December 31, 2010.  The decrease was due primarily to a $1.3 million decrease in interest expense on deposits as well as to a $1.2 million decrease in interest expense on FHLB advances.  The decrease in interest expense on deposits was due primarily to a decrease in the weighted average rate on the certificate of deposit portfolio, as well as two fewer days of interest expense in the current quarter compared to the prior quarter.  The decrease in the weighted average rate on the certificate of deposit portfolio was due to a $199.0 million retail certificate of deposit earning 0.05% and due to continued portfolio repricing.  The decrease in interest expense on FHLB advances was primarily a result of the renewal of $200.0 million of maturing FHLB advances during the December 31, 2010 quarter at rates lower than the maturing advances.

Provision for Credit Losses
The Company recorded a provision for credit losses of $520 thousand for the current quarter, compared to a provision of $650 thousand for the quarter ended December 31, 2010.  The provision recorded in the current quarter was due primarily to the increase in and establishment of SVAs, primarily on purchased loans.

Other Income and Expense
Total other income was $6.1 million for the current quarter compared to $6.3 million for the quarter ended December 31, 2010.  The $173 thousand decrease was due primarily to a $382 thousand decrease in retail fees and charges due to a decline in debit card activity and customer overdraft charges, partially offset by a $172 increase in income from BOLI due to an increase in the net crediting rate of the underlying investments.

Total other expense was $22.9 million for the current quarter compared to $63.3 million for the quarter ended December 31, 2010.  The $40.4 million decrease in other expenses is relative to the prior quarter inclusion of a $40.0 million contribution made to the Foundation.  Additionally, salaries and employee benefits increased $1.1 million, federal insurance premium decreased $730 thousand, and other expenses, net, decreased $664 thousand for the current quarter compared to the quarter ended December 31, 2010.  The increase in salaries and employee benefits was due primarily to an increase in ESOP compensation expense associated with dividends paid on unallocated ESOP shares in excess of the required ESOP annual loan payment as a result of the new ESOP loan and the $0.60 per share welcome dividend paid in March 2011.  The decrease in the FDIC insurance premium was due primarily to a reduction in the total base assessment rate as a result of the proceeds received from the stock conversion.  The proceeds received resulted in an increase in capital and intercompany deposits at the Bank, which favorably impacted both the unsecured debt adjustment and secured liability adjustment, which are components of the total base assessment rate.  The decrease in other expenses, net, was due primarily to mortgage servicing asset impairments and valuation allowances recorded during the quarter ended December 31, 2010 due to an increase in prepayment speeds.

Income Tax (Benefit) Expense
Income tax expense was $7.7 million for the current quarter, compared to a $6.4 million income tax benefit for the quarter ended December 31, 2010.  The income tax benefit for the quarter ended December 31, 2010 was due primarily to the $40.0 million contribution to the Foundation which resulted in a $14.0 million income tax benefit.  The effective tax rate for the current quarter was 33.0% compared to 36.3% for the quarter ended December 31, 2010.  The decrease in the effective tax rate between periods was due primarily to an increase in deductible expenses in the current quarter associated with the ESOP as a result the $0.60 per share welcome dividend paid in March 2011 and a decrease in income tax expense in the current quarter due to a tax return to tax provision adjustment related to income tax expense recognized in prior years.

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
	For the Three Months Ended
	March 31, 2011			December 31, 2010
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$5,130,904	$61,554	4.80%	$5,137,410	$65,943	5.13%
MBS (2)	1,943,172	17,320	3.57	1,603,313	15,440	3.85
Investment securities (2)(3)	1,638,448	4,743	1.16	1,349,664	4,775	1.42
Capital stock of FHLB	121,778	883	2.94	120,876	902	2.96
Cash and cash equivalents	721,407	441	0.25	302,015	187	0.25
Total interest-earning assets	9,555,709	84,941	3.56	8,513,278	87,247	4.10
Other noninterest-earning assets	234,608			240,303
Total assets	$9,790,317			$8,753,581

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$512,707	$105	0.08%	$491,149	$115	0.09%
Savings	240,843	312	0.53	235,329	319	0.54
Money market	1,021,935	1,413	0.56	965,449	1,445	0.59
Certificates	2,888,322	14,239	2.00	2,781,305	15,502	2.21
Total deposits	4,663,807	16,069	1.40	4,473,232	17,381	1.54
FHLB advances (4)	2,350,722	21,968	3.79	2,348,973	23,131	3.91
Repurchase agreements	609,167	5,939	3.90	615,000	6,311	4.02
Other borrowings	53,609	409	3.05	53,609	419	3.05
Total borrowings	3,013,498	28,316	3.80	3,017,582	29,861	3.92
Total interest-bearing liabilities	7,677,305	44,385	2.34	7,490,814	47,242	2.50
Other noninterest-bearing liabilities	96,596			173,636
Stockholders' equity	2,016,416			1,089,131
Total liabilities and stockholders' equity	$9,790,317			$8,753,581

Net interest income (5)		$40,556			$40,005
Net interest rate spread (6)			1.22%			1.60%
Net interest-earning assets	$1,878,404			$1,022,464
Net interest margin (7)			1.70			1.88
Ratio of interest-earning assets
to interest-bearing liabilities			1.24			1.14

Selected performance ratios:
Return on average assets (annualized)			0.64%			(0.51	) %
Return on average equity (annualized)			3.10			(4.13)
Average equity to average assets			20.60			12.44

(1) Calculated net of unearned loan fees and deferred costs, and undisbursed loan funds.  Non-accruing loans are included in the loans receivable average balance with a yield of zero percent. Balance includes mortgage LHFS.

(2) MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3) The average balance of investment securities includes an average balance of nontaxable securities of $64.5 million and $68.4 million for the quarters ended March 31, 2011 and December 31, 2010, respectively.

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

Rate/Volume Analysis

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended March 31, 2011 to the quarter ended December 31, 2010.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	Quarter Ended
	March 31, 2011 vs. December 31, 2010
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(95)	$(4,294)	$(4,389)
MBS	3,071	(1,191)	1,880
Investment securities	928	(960)	(32)
Capital stock of FHLB	(3)	(16)	(19)
Cash and cash equivalents	254	--	254
Total interest-earning assets	4,155	(6,461)	(2,306)

Interest-bearing liabilities:
Checking	4	(15)	(11)
Savings	8	(6)	2
Money market	83	(73)	10
Certificates	463	(1,776)	(1,313)
FHLB advances	--	(1,163)	(1,163)
Other borrowings	(93)	(289)	(382)
Total interest-bearing liabilities	465	(3,322)	(2,857)

Net change in net interest income	$3,690	$(3,139)	$551

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

We generally intend to maintain cash reserves sufficient to meet short-term liquidity needs, which are routinely forecasted for 10, 30, and 365 days.  Additionally, on a monthly basis, we perform a liquidity stress test in accordance with the Interagency Policy Statement on Funding and Liquidity Risk Management.  The liquidity stress test incorporates both a short-term and long-term liquidity scenarios in order to quantify liquidity risk. In the event short-term liquidity needs exceed available cash, the Bank has access to lines of credit at the FHLB and the Federal Reserve Bank.  The FHLB line of credit, when combined with FHLB advances, may generally not exceed 40% of total assets.  Our excess capacity at the FHLB as of March 31, 2011 was $1.26 billion. The Federal Reserve Bank line of credit is based upon the fair values of the securities pledged as collateral and certain other characteristics of those securities, and is used only when other sources of short-term liquidity are unavailable.  At March 31, 2011, the Bank had $2.27 billion of securities that were eligible but unused as collateral for borrowing or other liquidity needs.  This collateral amount is comprised of AFS and HTM securities with individual fair values greater than $10.0 million, which is then reduced by a collateralization ratio of 10% to account for potential market value fluctuations.  Borrowings on the lines of credit are outstanding until replaced by cash flows from long-term sources of liquidity, and are generally outstanding no longer than 30 days.

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

At March 31, 2011, cash and cash equivalents totaled $122.0 million, an increase of $56.8 million from September 30, 2010.  The increase is due to normal cash fluctuations.

During the first six months of fiscal year 2011, loan originations and purchases, net of principal repayments and related loan activity, provided a cash inflow of $62.5 million, as principal repayments exceeded loan originations and purchases, compared to a cash inflow of $17.7 million in the same period in the prior year.  See additional discussion regarding loan activity in “Financial Condition – Loans Receivable.”

During the first six months of fiscal year 2011, the Bank received principal payments on MBS of $244.9 million and proceeds from called or matured investment securities of $544.4 million.  These funds were largely reinvested into investment securities and MBS.  During the six months ended March 31, 2011, the Company purchased $656.0 million of investment securities and $1.00 billion of MBS.  The purchases were also funded by proceeds from the stock offering in connection with the corporate reorganization.

The following table presents the contractual maturity of our loan, MBS and investment securities portfolios at March 31, 2011.  Loans and securities which have adjustable interest rates are shown as maturing in the period during which the contract is due.  The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses.

	Loans(1)		MBS		Investment Securities		Total
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Amounts due:
Within one year	$27,366	5.16%	$--	--%	$225,925	1.77%	$253,291	2.14%

After one year:
Over one to two	32,907	4.66	--	--	231,781	1.75	264,688	2.11
Over two to three	16,562	5.22	--	--	495,910	1.25	512,472	1.38
Over three to five	35,790	5.46	--	--	834,463	1.34	870,253	1.51
Over five to ten	432,646	5.07	635,027	3.99	48,201	3.28	1,115,874	4.38
Over 10 to 15	1,115,974	4.52	676,634	3.73	3,638	5.26	1,796,246	4.23
After 15 years	3,482,805	4.86	1,044,238	3.37	7,997	3.35	4,535,040	4.51
Total due after one year	5,116,684	4.81	2,355,899	3.64	1,621,990	1.44	9,094,573	3.91

	$5,144,050	4.81%	$2,355,899	3.64%	$1,847,915	1.48%	$9,347,864	3.86%

(1)
Demand loan, loans having no stated maturity, and overdraft loans are included in the amounts due within one year.  Construction loans are reported based on the term to complete construction.  The maturity date for home equity loans assumes the customer always makes the required minimum payment.

The Bank utilizes FHLB advances to provide funds for lending and investment activities.  The Bank’s policies allow advances up to 40% of total Bank assets.  At March 31, 2011, the Bank’s ratio of the face amount of advances to total assets, as reported to the OTS, was 25%.  The advances are secured by a blanket pledge of our loan portfolio, as collateral, supported by quarterly reporting to FHLB.  Currently, the blanket pledge is sufficient collateral for the FHLB advances.  It is possible that increases in our borrowings or decreases in our loan portfolio could require the Bank to pledge securities as collateral on the FHLB advances.  The Bank relies on FHLB advances as a primary source of borrowings.  There was no increase in FHLB advances during the first six months of fiscal year 2011; however, $200.0 million of maturing FHLB advances with a weighted average fixed-rate of 4.71% were renewed and replaced with advances with a weighted average fixed-rate of 2.83% and a weighted average term of 83 months.

The Bank has access to and utilizes other sources for liquidity, such as secondary market repurchase agreements, brokered deposits, and public unit deposits.  The Bank’s policy limits total borrowings to 55% of total assets.  At March 31, 2011, the Bank had repurchase agreements of $590.0 million.  The Bank may enter into additional repurchase agreements as management deems appropriate.  During the first quarter of fiscal year 2011, a $100.0 million repurchase agreement with a fixed-rate of 4.23% matured and was replaced with a repurchase agreement with a fixed-rate of 3.35% and a term of 84 months.  During the second quarter of fiscal year 2011, a $25.0 million repurchase agreement with a fixed-rate of 2.94% matured and was not replaced.  The Bank has pledged securities with an estimated fair value of $685.9 million as collateral for repurchase agreements.  The securities pledged for the repurchase agreements will be delivered back to the Bank when the repurchase agreements mature.

 As of March 31, 2011, the Bank’s policy allows for brokered deposits up to 10% of total deposits and public unit deposits up to 5% of total deposits.  At March 31, 2011, the Bank had brokered deposits of $83.7 million, or approximately 2% of total deposits and public unit deposits of $100.0 million, or approximately 2% of total deposits.  Management continuously monitors the wholesale deposit market for opportunities to obtain brokered and public unit deposits at attractive rates.  The Bank has pledged securities with an estimated fair value of $126.9 million as collateral for public unit deposits.  The securities pledged as collateral for public unit deposits are held under joint custody receipt by the FHLB and generally will be released upon deposit maturity.

At March 31, 2011, $1.73 billion of the $2.88 billion in certificates of deposit were scheduled to mature within one year.  Included in the $1.73 billion are $81.9 million in public unit deposits and $199.0 million related to a large retail certificate of deposit that was originally scheduled to mature in September 2011; however, due to the terms of a legal settlement to which the Bank was not a party, between $183.5 million and $188.5 million of this deposit will likely be disbursed in May 2011.  We may need to utilize the FHLB line of credit in order to meet liquidity needs around the time of this disbursement.  We will utilize incoming cash flows from the securities and loan portfolios to repay any funds advanced on the line of credit.  Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit, excluding the $199.0 million certificate of deposit noted above, will renew or transfer to other deposit products at the prevailing rate, although no assurance can be given in this regard.

In 2004, the Company issued $53.6 million in Debentures in connection with a trust preferred securities offering.  The Company received, net, $52.0 million from the issuance of the Debentures and an investment of $1.6 million in Capitol Federal Financial Trust I (the “Trust”).  The Company did not down-stream the proceeds to be used by the Bank for Tier 1 capital because the Bank already exceeded all regulatory requirements to be a well-capitalized institution.  Instead, the Company deposited the proceeds into certificate accounts at the Bank to be used to further the Company’s general corporate and capital management strategies which could include the payment of dividends.  Subsequent to March 31, 2011, the Company exercised its option to call and repay the Debentures using a portion of the offering proceeds received in conjunction with the corporate reorganization.

As of March 31, 2011, the Bank had entered into $6.3 million of agreements with a third party in connection with the remodeling of the Bank’s home office.  Cash outflows associated with the project were $1.8 million through March 31, 2011.  The existing home office building was constructed in 1961 and has been fully depreciated since 1997.  The project scope includes replacement of all mechanical and electrical systems, interior finishes, and exterior building components.  The completed project will result in an energy efficient building which will lower our utility and maintenance expenses.  There will be additional agreements and expenses related to the project through fiscal year 2013, which is when the project is expected to be completed.  Costs related to the project will be capitalized and depreciated according to the estimated useful life of the assets as they are placed in service.

Limitations on Dividends and Other Capital Distributions

Although savings and loan holding companies are not currently subject to regulatory capital requirements or specific restrictions on the payment of dividends or other capital distributions, the OTS does prescribe such restrictions on subsidiary savings associations. The OTS regulations impose restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.  In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

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

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company.  So long as the Bank continues to remain “well capitalized” after each capital distribution, operate in a safe and sound manner, provide the OTS with updated capital levels, non-performing asset balances and ACL information as requested, and comply with the interest rate risk management guidelines of the OTS, it is management’s belief that the OTS will continue to allow the Bank to distribute its net income to the Company, although no assurance can be given in this regard.

In connection with the corporate reorganization in December 2010, a “liquidation account” was established for the benefit of certain depositors of the Bank in an amount equal to MHC’s ownership interest in the retained earnings of Capitol Federal Financial as of June 30, 2010.  Under applicable federal banking regulations, neither the Company nor the Bank, is permitted to pay dividends of its capital stock to its stockholders if stockholders’ equity would be reduced below the total amount of its liquidation account.

The Company paid cash dividends of $17.0 million prior to the corporate reorganization, and has paid $108.9 million since the corporate reorganization, for total cash dividends paid of $125.9 million as of March 31, 2011.  The $17.0 million consisted of a quarterly dividend of $10.6 million and a special dividend of $6.4 million related to fiscal year 2010 earnings, per the Company’s prior dividend policy.  The $108.9 million consisted of a quarterly dividend of $12.1 million and the welcome dividend of $96.8 million.  In April 2011, the Company declared a quarterly cash dividend of $0.075 per share, which will equate to approximately $12.1 million, payable in May 2011.  Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, the Bank’s regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company.  At March 31, 2011, Capitol Federal Financial, Inc., at the holding company level, had $112.1 million on deposit with the Bank and $405.0 million in investment securities with a WAL of 1.02 years.

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

The Company’s contractual obligations related to operating leases and debentures have not changed significantly from September 30, 2010.  The following table summarizes our other contractual obligations as of March 31, 2011.

	Maturity Range
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
	(Dollars in thousands)

Certificates of Deposit	$2,881,126	$1,733,166	$772,063	$373,447	$2,450
Weighted average rate	1.96%	1.68%	2.28%	2.62%	2.83%

FHLB Advances	2,376,000	326,000	975,000	475,000	600,000
Weighted average rate	3.45	3.53	3.62	3.58	3.05

Repurchase Agreements	590,000	225,000	145,000	120,000	100,000
Weighted average rate	3.93	4.10	3.81	4.24	3.35

Commitments to originate and
purchase mortgage loans	85,357	85,357	--	--	--
Weighted average rate	4.50	4.50	--	--	--

Commitments to fund unused home
equity lines of credit	269,149	269,149	--	--	--
Weighted average rate	4.51	4.51	--	--	--

Unadvanced portion of
construction loans	21,004	21,004	--	--	--
Weighted average rate	4.24	4.24	--	--	--

A percentage of commitments to originate mortgage loans are expected to expire unfunded, so the amounts reflected in the table above are not necessarily indicative of future liquidity requirements.  Additionally, the Bank is not obligated to honor commitments to fund unused home equity lines of credit if a customer is delinquent or otherwise in violation of the loan agreement.

We anticipate we will continue to have sufficient funds to meet our current commitments.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims.  In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company’s consolidated financial statements for the current interim or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status in accordance with regulatory standards.  As of March 31, 2011, the Bank exceeded all capital requirements of the OTS.  The following table presents the Bank’s regulatory capital ratios at March 31, 2011 based upon regulatory guidelines.

		Regulatory
		Requirement
	Bank	For “Well-
	Ratios	Capitalized” Status
Tangible equity	14.7%	N/A
Tier 1 (core) capital	14.7%	5.0%
Tier 1 (core) risk-based capital	37.7%	6.0%
Total risk-based capital	38.0%	10.0%

A reconciliation of the Bank’s equity under GAAP to regulatory capital amounts as of March 31, 2011 is as follows (dollars in thousands):

Total Bank equity as reported under GAAP	$1,389,878
Unrealized gains of AFS securities	(26,643)
Other	(296)
Total tangible and core capital	1,362,939
ACL (1)	10,636
Total risk-based capital	$1,373,575

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

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

For a complete discussion of the Bank’s asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Bank’s portfolios, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk” in the Company’s Annual Report to Stockholders for the year ended September 30, 2010, attached as Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.  The analysis presented in the tables below reflects the level of market risk at the Bank and does not include the assets and liabilities at the Company, at the holding company level.  Assets and liabilities at the holding company are not managed in accordance with the interest rate risk objectives of the Bank.  A general discussion of the impact of the holding company assets and liabilities is included for each table.

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

Change	Percentage Change in Net Interest Income
(in Basis Points)	At
in Interest Rates(1)	March 31, 2011	December 31, 2010	September 30, 2010
-200 bp	N/A	N/A	N/A
-100 bp	N/A	N/A	N/A
000 bp	--	--	--
+100 bp	-0.66%	6.22%	6.44%
+200 bp	-3.84%	6.90%	4.56%
+300 bp	-8.31%	6.95%	0.93%

(1)	Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

At March 31, 2011, the net interest income projection was negatively impacted by the interest rate shock scenarios presented.  At both September 30, 2010 and December 31, 2010, the net interest income projection improved in the rising rate scenarios.  The decrease from September 30, 2010 to March 31, 2011 was caused by an increase in interest rates between these two periods.  As interest rates rise, borrowers have less economic incentive to refinance their mortgages and agency debt issuers have less economic incentive to exercise their call options in order to issue debt at lower interest rates.  Both scenarios resulted in lower projected cash flows over the four quarter period available for reinvestment at higher yields as interest rates increase.  As interest rates increase, more liabilities than assets reprice, resulting in a lower net interest income projection.

The decrease between the net interest income projection at December 31, 2010 and March 31, 2011 was caused by an increase in interest rates, magnified by a fluctuation in balance sheet composition between the two periods. The net interest income projection results at December 31, 2010 are not typical of the Bank’s net interest income profile due to the large cash balance related to the stock offering in late December 2010.  Net interest income projections assume that the composition of the balance sheet does not change; therefore interest income on cash increases immediately in a period of rising interest rates, which more than offsets the reduction in net interest income on the mortgage-related asset and investment securities portfolios.  The proceeds from the stock offering were not fully invested into securities until the current quarter.

The securities held at the Company, at the holding company level, are short-term bullet agency debentures and are not a component of the Bank’s interest rate risk management program.  The inclusion of these assets in the net interest income projection would have resulted in less of a negative impact to the rising interest rate shock scenarios due to the short-term nature of the securities.  In addition, the cash flows from these assets do not change as interest rates rise.  As a result, these assets would provide cash flows that could be reinvested into higher interest rates.  The Debentures are also not included in the net interest income projection, as they are not a component of the Bank’s interest rate risk management program and would have had an immaterial impact on the rising interest rate shock scenarios.  Additionally, they were repaid in April 2011.

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

Change	Percentage Change in MVPE
(in Basis Points)	At
in Interest Rates(1)	March 31, 2011	December 31, 2010	September 30, 2010
-200 bp	N/A	N/A	N/A
-100 bp	N/A	N/A	N/A
000 bp	--	--	--
+100 bp	-4.85%	-0.86%	0.10%
+200 bp	-12.84%	-5.23%	-8.76%
+300 bp	-22.09%	-11.05%	-22.42%

(1)	Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

Changes in the estimated market values of our financial assets and liabilities drive changes in estimates of MVPE.  The market values of shorter term-to-maturity financial instruments are less sensitive to changes in interest rates than the market values of longer term-to-maturity financial instruments.  Because of this, our certificates of deposit (which have relatively short average lives) tend to display less sensitivity to changes in interest rates than do mortgage-related assets (which have relatively long average lives).  The average expected life of the mortgage-related assets varies under different interest rate environments because borrowers have the ability to prepay their mortgage loans.  The Bank manages this disparity by using long-term, fixed-rate borrowings to lengthen liabilities and by purchasing investment securities that are generally shorter term than the Bank’s mortgage-related asset portfolios.

At March 31, 2011, the MVPE decreased in all of the interest rate shock scenarios.  Compared to September 30, 2010, the MVPE is more sensitive in the +100 and +200 basis point instantaneous rate change scenarios.  As discussed above, interest rates increased significantly between these two periods.  This resulted in an increase in the WAL of all mortgage-related assets and investment securities between the two periods, which makes the market value of these assets more sensitive to changes in interest rates.  As a result, as interest rates are adjusted upward 100 basis points at March 31, 2011, the change in the market value of assets is greater than the change in the market value of liabilities.  In the +300 basis point scenarios, the MVPE continues to decrease, although at a slower rate.  The primary reason for the smaller change at March 31, 2011 than at September 30, 2010 is the significant increase in the base case MVPE as a result of an increase in capital due to the Company down-streaming 50% of the stock offering proceeds to the Bank.  The larger base case MVPE at March 31, 2011 requires a much larger change from the base case MVPE at September 30, 2010 to effect the same percentage change.

The increase in the sensitivity of the MVPE at March 31, 2011 compared to December 31, 2010 was caused by a significant decrease in cash between quarter ends.  As previously discussed, the Company’s stock offering occurred late in December 2010, therefore the net proceeds down-streamed to the Bank were not invested into securities at December 31, 2010, but rather held in cash at the Federal Reserve Bank.  The market value of cash does not change due to changing interest rate environments.  The cash was used to purchase securities during the current quarter, which increased the amount of interest rate sensitive assets and reduced the amount of cash, thereby negatively impacting the MVPE in the rising interest rate scenarios.

The securities held at the Company, at the holding company level, are short-term bullet agency debentures and are not a component of the Bank’s interest rate risk management program.  The inclusion of these assets in the MVPE analysis would result in a smaller negative impact to the rising interest rate scenarios due to their short-term nature, which would reduce the overall WAL of assets.  This would cause the market value of total assets to be less sensitive to changes in interest rates, thereby reducing the sensitivity of the MVPE.  The Debentures are also not included in the MVPE analysis, as they are not a component of the Bank’s interest rate risk management program and would have had an immaterial impact on the rising interest rate shock scenarios.  Additionally, they were repaid in April 2011.

The following gap table summarizes the anticipated maturities or repricing of our interest-earning assets and interest-bearing liabilities at the Bank at March 31, 2011, based on the information and assumptions set forth in the notes below.  The table excludes interest-earning assets and interest-bearing liabilities at the holding company.  Cash flow projections for mortgage loans and MBS are calculated based on current interest rates.  Prepayment projections are subjective in nature, involve uncertainties and assumptions and, therefore, cannot be determined with a high degree of accuracy.  Although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates.  Assumptions may not reflect how actual yields and costs respond to market changes. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates.  Certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the gap table. For additional information regarding the impact of changes in interest rates, see the Percentage Change in Net Interest Income and Percentage Change in MVPE tables above.

	Within	Three to	More Than	More Than
	Three	Twelve	One Year to	Three Years	Over
	Months	Months	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable (1):
Mortgage loans:
Fixed	$169,388	$452,474	$868,682	$605,188	$1,998,462	$4,094,194
Adjustable	55,643	484,787	200,466	79,231	11,999	832,126
Other loans	128,076	16,238	15,053	9,663	6,566	175,596
Investment securities (2)	205,541	204,914	410,695	606,285	16,336	1,443,771
MBS (3)	270,872	523,522	593,812	359,831	564,212	2,312,249
Other interest-earning assets	98,844	--	--	--	--	98,844
Total interest-earning assets	928,364	1,681,935	2,088,708	1,660,198	2,597,575	8,956,780

Interest-bearing liabilities:
Deposits:
Checking (4)	11,922	94,344	89,865	69,598	275,332	541,061
Savings (4)	92,224	10,534	24,288	18,838	104,412	250,296
Money market (4)	50,557	139,851	333,499	164,360	462,549	1,150,816
Certificates	425,033	1,317,769	763,156	372,764	2,404	2,881,126
Borrowings (5)	25,000	526,000	1,128,024	595,000	747,260	3,021,284
Total interest-bearing liabilities	604,736	2,088,498	2,338,832	1,220,560	1,591,957	7,844,583

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$323,628	$(406,563)	$(250,124)	$439,638	$1,005,618	$1,112,197

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities	$323,628	$(82,935)	$(333,059)	$106,579	$1,112,197

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities as a
percent of total Bank assets at
March 31, 2011	3.47%	(0.89)%	(3.57)%	1.14%	11.93%
December 31, 2010	15.62	14.30	7.95	8.62	11.04
September 30, 2010	4.09	20.69	14.49	9.52	7.40

(1)  ARM loans are included in the period in which the rate is next scheduled to adjust or in the period in which repayments are expected to occur, or prepayments are expected to be received, prior to their next rate adjustment, rather than in the period in which the loans are due.  Fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization and prepayment assumptions.  Balances have been reduced for non-performing loans, which totaled $29.5 million at March 31, 2011.

(2)  Based on contractual maturities, or terms to call date or pre-refunding dates as of March 31, 2011, and excludes the unrealized loss adjustment of $815 thousand on AFS investment securities.

(3)  Reflects estimated prepayments of MBS in our portfolio, and excludes the unrealized gain adjustment of $43.7 million on AFS MBS.

(4)  Although the Bank’s checking, savings and money market accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer effective maturities.  The decay rates (the assumed rate at which the balance of existing accounts would decline) used on these accounts are based on assumptions developed from our actual experience with these accounts.  If all of the Bank’s checking, savings and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $1.63 billion, for a cumulative one-year gap of -17.43% of total Bank assets.

 (5)  Borrowings exclude $24.7 million of deferred prepayment penalty costs and $546 thousand of deferred gain from terminated interest rate swaps.

The change in the one-year gap to -0.89% at March 31, 2011 from 20.69% at September 30, 2010 was the result of an increase in long-term interest rates between the two periods.  The increase in interest rates resulted in a decrease in projected cash flows from mortgage-related assets and callable agency debentures, which resulted in longer WALs of these assets and lower cash flow projections at March 31, 2011 compared to September 30, 2010.

While interest rates were higher at December 31, 2010 compared to September 30, 2010, the large amount of cash at December 31, 2010 helped to offset the reduction in cash flows due to the increase in interest rates.  The investment of this cash into securities during the current quarter resulted in a significant decrease in the one-year gap between December 31, 2010 and March 31, 2011.

The securities held at the Company, at the holding company level, are short-term bullet agency debentures.  The inclusion of these assets in the gap analysis would have resulted in an increase in the one-year gap, as the majority of the assets mature in one year or less.  The Debentures are also not included in the gap analysis, as they are not a component of the Bank’s interest rate risk management program but would have resulted in a decrease in the one-year gap.  Additionally, they were repaid in April 2011.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Act”) as of March 31, 2011.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2011, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) of the Act that occurred during the Company’s quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There were no stock repurchases during the three months ended March 31, 2011.  Pursuant to applicable federal banking regulations, we may not repurchase our shares during the first year following the corporate reorganization except under very limited circumstances; therefore, the Company does not anticipate repurchasing any shares until December 2011.  The stock repurchase plan that was in effect at the time of the corporate reorganization ceased to exist once the reorganization was complete.  There is no repurchase plan currently in place.

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

CAPITOL FEDERAL FINANCIAL, INC.

Date:  May 10, 2011                                                           By: /s/ John B. Dicus
                                                                    John B. Dicus, Chairman, President and
                                                                   Chief Executive Officer

Date:  May 10, 2011                                                           By: /s/ Kent G. Townsend
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

4	The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, the instruments defining the rights of the holders of the Registrant’s long-term debt.
10.1(i)	Capitol Federal Financial’s Thrift Plan filed on November 29, 2007 as Exhibit 10.1(i) to the Annual Report on Form 10-K for Capitol Federal Financial and incorporated herein by reference
10.1(ii)	Capitol Federal Financial, Inc.’s Stock Ownership Plan, as amended
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

10.5	Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference
10.6	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4,
2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference
10.7	Form of Restricted Stock Agreement under the RRP filed on February 4, 2005 as Exhibit 10.7 to the
December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference
10.8	Description of Named Executive Officer Salary and Bonus Arrangements filed on November 29,
2010 as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K and incorporated herein by reference
10.9	Description of Director Fee Arrangements filed on February 9, 20111 as exhibit 10.9 to the
December 31, 2010 Form 10-Q and incorporated herein by reference
10.10	Short-term Performance Plan filed on December 1, 2008 as Exhibit 10.10 to the Annual
Report on Form 10-K for Capitol Federal Financial for the fiscal year ended September 30, 2008 and incorporated herein by reference
11	Statement re: computation of earnings per share*
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer
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