Form 10-Q
period 2011-06-30
Capitol Federal Financial Inc
filed 2011-08-04
CIK 1490906

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_________________

Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

                                                                                                 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☑

As of July 29, 2011, there were 167,498,133 shares of Capitol Federal Financial, Inc. Common Stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements
CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)
	June 30,	September 30,
	2011	2010
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $143,446 and $50,771)	$161,872	$65,217
Securities:
Available-for-sale (“AFS”) at estimated fair value (amortized cost of $1,225,848 and $1,009,142)	1,269,987	1,060,366
Held-to-maturity (“HTM”) at amortized cost (estimated fair value of $2,739,016 and $1,913,454)	2,693,719	1,880,154
Loans receivable, net (of allowance for credit losses (“ACL”) of $14,856 and $14,892)	5,162,846	5,168,202
Bank-owned life insurance (“BOLI”)	56,059	54,710
Capital stock of Federal Home Loan Bank (“FHLB”), at cost	125,797	120,866
Accrued interest receivable	31,351	30,220
Premises and equipment, net	46,890	41,260
Real estate owned (“REO”), net	10,064	9,920
Income taxes receivable, net	--	716
Other assets	43,872	55,499
TOTAL ASSETS	$9,602,457	$8,487,130

LIABILITIES:
Deposits	$4,558,574	$4,386,310
Advances from FHLB, net	2,453,642	2,348,371
Other borrowings	565,000	668,609
Advance payments by borrowers for taxes and insurance	31,019	55,036
Income taxes payable	9,579	--
Deferred income tax liabilities, net	19,986	33,244
Accounts payable and accrued expenses	30,646	33,610
Total liabilities	7,668,446	7,525,180

STOCKHOLDERS’ EQUITY:
Preferred stock ($0.01 par value) 100,000,000 shares authorized; none issued	--	--
Common stock ($0.01 par value) 1,400,000,000 shares authorized, 167,498,133 shares issued; 167,498,133 and 73,992,678 shares outstanding
as of June 30, 2011 and September 30, 2010, respectively	1,675	915
Additional paid-in capital	1,391,860	457,795
Unearned compensation, Employee Stock Ownership Plan (“ESOP”)	(51,290)	(6,050)
Unearned compensation, Recognition and Retention Plan (“RRP”)	(155)	(255)
Retained earnings	564,467	801,044
Accumulated other comprehensive income (“AOCI”), net of tax	27,454	31,862
Less shares held in treasury (0 and 17,519,609 shares as of June 30, 2011
and September 30, 2010, respectively, at cost)	--	(323,361)
Total stockholders' equity	1,934,011	961,950
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,602,457	$8,487,130

See accompanying notes to consolidated financial statements.
<Index>

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
INTEREST AND DIVIDEND INCOME:
Loans receivable	$62,393	$68,990	$189,890	$213,831
Mortgage-backed securities ("MBS")	19,619	16,864	52,379	56,245
Investment securities	5,103	4,565	14,621	10,850
Capital stock of FHLB	925	1,005	2,710	2,991
Cash and cash equivalents	43	61	671	162
Total interest and dividend income	88,083	91,485	260,271	284,079

INTEREST EXPENSE:
FHLB advances	22,539	24,417	67,638	73,535
Deposits	15,516	19,149	48,966	61,030
Other borrowings	5,720	7,032	18,798	21,090
Total interest expense	43,775	50,598	135,402	155,655

NET INTEREST INCOME	44,308	40,887	124,869	128,424

PROVISION FOR CREDIT LOSSES	1,240	1,816	2,410	8,131
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	43,068	39,071	122,459	120,293

OTHER INCOME:
Retail fees and charges	3,961	4,681	11,465	13,617
Insurance commissions	548	573	2,254	1,908
Loan fees	589	670	1,865	1,925
Income from BOLI	512	351	1,348	842
Gain on securities, net	--	--	--	6,454
Other income, net	490	1,479	1,629	2,675
Total other income	6,100	7,754	18,561	27,421

OTHER EXPENSES:
Salaries and employee benefits	12,046	10,858	33,104	32,197
Communications, information technology, and occupancy	4,168	3,703	12,021	11,499
Federal insurance premium	1,158	1,835	4,144	5,494
Deposit and loan transaction costs	1,033	1,238	3,659	3,934
Regulatory and outside services	1,243	927	3,571	3,369
Advertising and promotional	1,110	1,295	2,634	4,276
Contribution to Capitol Federal Foundation (“Foundation”)	--	--	40,000	--
Other expenses, net	2,344	768	10,162	5,704
Total other expenses	23,102	20,624	109,295	66,473
INCOME BEFORE INCOME TAX EXPENSE	26,066	26,201	31,725	81,241
INCOME TAX EXPENSE	8,807	9,443	10,088	28,848
NET INCOME	$17,259	$16,758	$21,637	$52,393

(Continued)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Basic earnings per common share	$0.10	$0.10	$0.13	$0.32
Diluted earnings per common share	$0.10	$0.10	$0.13	$0.32
Dividends declared per public share	$0.08	$0.50	$1.55	$1.79

Basic weighted average common shares	161,641,630	165,869,158	162,908,873	165,819,456
Diluted weighted average common shares	161,647,914	165,922,703	162,916,379	165,869,015

(Concluded)

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

		Additional	Unearned					Total
	Common	Paid-In	Compensation-		Retained	AOCI	Treasury	Stockholders'
	Stock	Capital	ESOP	RRP	Earnings	(Loss)	Stock	Equity

Balance at October 1, 2010	$915	$457,795	$(6,050)	$(255)	$801,044	$31,862	$(323,361)	$961,950
Comprehensive income:
Net income					21,637			21,637
Other comprehensive (loss) income:
Changes in unrealized gain/losses on
securities AFS, net of deferred
income taxes of $2,677						(4,408)		(4,408)
Total comprehensive income								17,229

ESOP activity, net		2,470	2,020					4,490
RRP activity, net		(4)						(4)
Stock based compensation - stock options and RRP		89		100				189
Stock options exercised		42						42
Dividends on common stock to
stockholders $1.55 per share					(138,004)			(138,004)

Corporate reorganization:
Merger of Capitol Federal Savings Bank MHC	(522)	1,997			(1,223)			252
Retirement of treasury stock	(175)	(204,199)			(118,987)		323,361	--
Exchange of common stock	276	(323)						(47)
Proceeds from stock offering, net of offering expenses	1,181	1,133,993						1,135,174

Purchase of common stock by ESOP			(47,260)					(47,260)
Balance at June 30, 2011	$1,675	$1,391,860	$(51,290)	$(155)	$564,467	$27,454	$--	$1,934,011

See accompanying notes to consolidated financial statements.
<Index>

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Nine Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,637	$52,393
Adjustments to reconcile net income to net cash provided by operating activities:
operating activities:
FHLB stock dividends	(2,710)	(2,991)
Provision for credit losses	2,410	8,131
Originations of loans receivable held-for-sale (“LHFS”)	(9,611)	(32,811)
Proceeds from sales of LHFS	11,590	28,505
Amortization and accretion of premiums and discounts on securities	5,548	4,449
Depreciation and amortization of premises and equipment	3,297	3,487
Amortization of deferred amounts related to FHLB advances, net	5,271	4,942
Common stock committed to be released for allocation - ESOP	4,490	5,027
Stock based compensation - stock options and RRP	189	370
Gain on the sale of trading securities received
in the loan swap transaction	--	(6,454)
Changes in:
Prepaid federal insurance premium	3,774	(22,285)
Accrued interest receivable	(1,131)	1,062
Other assets, net	1,228	(9,908)
Income taxes payable/receivable	(296)	(2,002)
Accounts payable and accrued expenses	(5,763)	(4,249)
Net cash provided by operating activities	39,923	27,666

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of trading securities
received in the loan swap transaction	--	199,144
Purchase of AFS securities	(480,815)	--
Purchase of HTM securities	(1,775,436)	(1,060,474)
Proceeds from calls, maturities and principal reductions of AFS securities	261,366	462,020
Proceeds from calls, maturities and principal reductions of HTM securities	959,066	247,611
Proceeds from the redemption of capital stock of FHLB	4,941	--
Purchases of capital stock of FHLB	(7,162)	--
Loan originations and purchases, net of principal collected
and deferred loan fees	(7,705)	76,889
Purchases of premises and equipment	(8,360)	(6,735)
Proceeds from sales of REO	10,060	9,538
Net cash (used in) investing activities	(1,044,045)	(72,007)

(Continued)

	For the Nine Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(138,004)	(37,904)
Deposits, net of withdrawals	189,954	145,235
Deferred FHLB prepayment penalty	--	(875)
Proceeds from borrowings	644,062	300,000
Repayments of borrowings	(647,671)	(300,000)
Change in advance payments by borrowers for taxes and insurance	(24,017)	(23,630)
Acquisitions of treasury stock	--	(4,019)
Net proceeds from common stock offering	1,076,411	--
Stock options exercised	34	178
Excess tax benefits from stock options	8	88
Net cash provided by financing activities	1,100,777	79,073

NET INCREASE IN CASH AND CASH EQUIVALENTS	96,655	34,732
CASH AND CASH EQUIVALENTS:
Beginning of period	65,217	41,154
End of period	$161,872	$75,886

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$10,371	$30,757
Interest payments	$131,371	$152,855

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Note received from ESOP in exchange for common stock	$47,260	$--

Customer deposit holds related to common stock offering	$17,690	$--

Loans transferred to REO	$11,186	$9,014

Swap of loans for trading securities	$--	$193,889

(Concluded)
See accompanying notes to consolidated financial statements.
<Index>

Notes to Consolidated Financial Statements (Unaudited)

1.   Summary of Significant Accounting Policies

Basis of Presentation - In December 2010, Capitol Federal Financial completed its conversion from a mutual holding company form of organization to a stock form of organization (“corporate reorganization”).   Capitol Federal Financial, which owned 100% of Capitol Federal Savings Bank (the “Bank”), was succeeded by Capitol Federal Financial, Inc. (“the Company”), a new Maryland corporation.  As part of the corporate reorganization, Capitol Federal Savings Bank MHC’s (“MHC”) ownership interest in Capitol Federal Financial was sold in a public offering.  Gross proceeds from the offering were $1.18 billion and related offering expenses were $46.7 million, of which $6.0 million were incurred and deferred in fiscal year 2010.  The publicly held shares of Capitol Federal Financial were exchanged for new shares of common stock of the Company.  The exchange ratio was 2.2637 and ensured that immediately after the corporate reorganization the public stockholders of Capitol Federal Financial owned the same aggregate percentage of Capitol Federal Financial, Inc. common stock that they owned of Capitol Federal Financial common stock immediately prior to the reorganization.  All share information used to calculate earnings per share in the consolidated financial statements prior to the corporate reorganization has been revised to reflect the 2.2637 exchange ratio.  In conjunction with the corporate reorganization, the Company contributed $40.0 million of cash to the Bank’s charitable foundation, Capitol Federal Foundation.  Additionally, a “liquidation account” has been established for the benefit of certain depositors of the Bank in an amount equal to MHC’s ownership interest in the retained earnings of Capitol Federal Financial as of June 30, 2010.  Under Office of Thrift Supervision (“OTS”) regulations, neither the Company nor the Bank is permitted to pay dividends on its capital stock to its stockholders if stockholders’ equity would be reduced below the total of the current amount of the liquidation account at that time.  As of July 21, 2011, the Office of the Comptroller of the Currency (the “OCC”) assumed the responsibilities and powers of the Office of Thrift Supervision (the “OTS”) with respect to the Bank, and the Board of Governors of the Federal Reserve System (the “FRB”) assumed the responsibilities and powers of the OTS with respect to the Company.  See Note 7 “Subsequent Events.”

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

Capitol Federal Financial’s treasury shares were retired in connection with the corporate reorganization.  As noted above, the Company is a Maryland corporation.  Under Maryland law, there is no concept of “treasury shares.”  Instead, shares purchased by the Company constitute authorized but unissued shares under Maryland law.  There were no treasury shares at June 30, 2011.

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

Allowance for Credit Losses - The ACL represents management’s best estimate of the amount of known and inherent losses in the loan portfolio as of the balance sheet date.  Management’s methodology for assessing the appropriateness of the ACL consists of a formula analysis for general valuation allowances and the establishment of SVAs for identified problem loans.  Management maintains the ACL through provisions for credit losses that are charged to income.

For one- to four-family loans, losses are charged-off when a loan is transferred to REO or if there is a short-sale of the collateral.  For consumer home equity loans where the Bank holds the first mortgage, if the loan balance is in excess of the fair value and the loan is in foreclosure, the difference between the loan balances and the fair value is charged-off.  Estimated selling costs are also taken into consideration when calculating the amount to charge-off for home equity loans.  For consumer home equity loans where the Bank does not hold the first mortgage, foreclosure is pursued or the loan balance is charged-off.  Other consumer loans that are unsecured are entirely charged-off once the loan is 120 days past due.  For multi-family and commercial loans, the Bank records an SVA when it is determined that the collection of all or a portion of a loan may not be collected and the amount of that loss is reasonably estimated.

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

Management considers several quantitative and qualitative factors quarterly while monitoring the credit quality of the loan portfolio and evaluating the adequacy of the ACL.  Such factors include the trend and composition of delinquent and non-performing loans, results of foreclosed property and short-sale transactions (historical losses and net charge-offs), the current status and trends of local and national economies, particularly levels of unemployment, trends and current conditions in the residential real estate markets, and loan portfolio growth and concentrations. Since the Bank’s loan portfolio is primarily concentrated in one- to four-family real estate, management monitors residential real estate market value trends in the Bank’s local market areas and geographic sections of the U.S. by reference to various industry and market reports, economic releases and surveys, and management’s general and specific knowledge of the real estate markets in which the Bank lends, in order to determine what impact, if any, such trends may have on the level of ACL.   Reviewing these quantitative and qualitative factors assists management in evaluating the overall credit quality of the loan portfolio and the reasonableness of the ACL on an ongoing basis, and whether changes need to be made to the Bank’s allowance for credit loss methodology.  Management seeks to apply the ACL methodology in a consistent manner; however, the methodology can be modified in response to changing conditions.  There were no significant modifications to the formula analysis methodology during the current quarter.  The formula analysis for general valuation allowances is updated each quarter.  Within the formula analysis, the loan portfolio is segregated into the following categories:  one- to four-family loans, multi-family and commercial loans, consumer home equity loans, and other consumer loans.  Home equity loans with the same underlying collateral as a one- to four-family loan are combined with the one- to four-family loan in the formula analysis to calculate a combined loan-to-value (“LTV”) ratio.  Impaired loans are excluded from the formula analysis as they are individually evaluated for SVAs.  The one- to four-family loan portfolio and related home equity loans are segregated into additional categories based on the following risk characteristics:  originated or purchased from nationwide lender, interest payments (fixed-rate, adjustable-rate, and interest-only), LTV ratios, borrower’s credit scores, and certain states where the Bank has experienced measurable losses on REO and short-sales.  The additional categories were derived by management based on reviewing the historical performance of the one- to four-family loan portfolio and taking into consideration current economic conditions, such as trends in residential real estate values in certain areas of the U.S. and unemployment rates.

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

SVAs are established in connection with individual loan reviews of impaired loans.  Since the majority of the Bank’s loan portfolio is composed of residential real estate, determining the estimated fair value of the underlying collateral is important in evaluating the amount of SVAs required for impaired one- to four-family loans.  If the estimated fair value of the collateral, less estimated costs to sell and anticipated private mortgage insurance (“PMI”) proceeds, is less than the current loan balance, an SVA is established for the difference.  Once a purchased one- to four-family loan is 90 days delinquent, new collateral values are obtained through automated valuation models (“AVMs”) or broker price opinions (“BPOs”).  An updated AVM or BPO is then requested approximately every six months while the loan is greater than 90 days delinquent.  Due to the relatively stable home values in Kansas and Missouri, new appraisals on originated one- to four- family loans are not obtained until a loan enters foreclosure.  For originated one- to four-family loans and home equity loans that are impaired and the most recent appraisal is more than one year old, management estimates the fair value of the collateral using the most recently published Federal Housing Finance Agency (“FHFA”) index.  If the Bank holds the first and second mortgage, both loans are combined when evaluating the need for an SVA.

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

Recent Accounting Pronouncements - Effective October 1, 2010, the Company adopted new authoritative accounting guidance under Accounting Standards Codification (“ASC”) 860, Transfers of Servicing Assets.  The objective of this standard is to improve the relevance, representational faithfulness, and comparability of the information provided in the financial statements related to the transfer of financial assets; the effects of a transfer on the company’s financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  The adoption of this standard did not have an impact on the Company’s financial condition or results of operations.

Effective October 1, 2010, the Company also adopted new authoritative accounting guidance under ASC 810, Consolidation.  The new guidance did not change many of the key principles for determining whether an entity is a variable interest entity consistent with the ASC on “Consolidation”, but does amend many important provisions of the existing guidance on “Consolidation.”  The adoption of this standard did not have an impact on the Company’s financial condition, results of operations, or financial statement disclosures.

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20, Disclosures about Credit Quality of Financing Receivables and the Allowance for Credit Losses, which amends ASC 310, Receivables, by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its ACL. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its ACL as well as changes in the allowance and the reasons for those changes.   The new and amended disclosures that relate to information as of the end of a reporting period were effective for the Company at March 31, 2011. The disclosures that include information for activity that occurs during a reporting period were effective beginning January 1, 2011 for the Company.  Since the provisions of ASU 2010-20 are disclosure-related, the Company’s adoption of this guidance did not have an impact to its financial condition or results of operations.

In January 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures About Troubled Debt Restructurings in Update No. 2010-20, which temporarily deferred the effective date in ASU 2010-20 for disclosures about TDRs by creditors until the FASB finalized its project on determining what constitutes a TDR for a creditor. In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring, which amends the content in ASC 310 related to identifying TDRs and effectively nullifies ASU 2011-01.  ASU 2011-02 removes the deferral of the TDR disclosure requirements of ASU 2010-20 for public entities and thus establishes the effective date for those disclosures.  ASU 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011, which is July 1, 2011 for the Company.  2011-02 is to be applied retrospectively to modifications occurring on or after the beginning of the fiscal year of adoption, which is October 1, 2010 for the Company.  The adoption of ASU 2011-02 is not expected to have a significant impact on the Company’s financial condition, results of operations, or financial statement disclosures.

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements.  The primary objective of this ASU is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  This ASU eliminates the requirement for entities to consider whether a transferor has the ability to repurchase the financial assets in a repurchase agreement, which may result in more repurchase agreements to be accounted for as secured borrowings rather than as a sale.  ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011, which is January 1, 2012 for the Company, and should be applied prospectively.  The Company accounts for its repurchase agreements as secured borrowings; therefore, the adoption of ASU 2011-03 is not expected to have a material impact on its financial condition, results of operations, or financial statement disclosures.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.  This ASU is a result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRSs).  This ASU is largely consistent with existing fair value measurement principles in U.S. GAAP; however, some of the components of this ASU could change how fair value measurement guidance in ASC 820, Fair Value Measurements and Disclosures, is applied.  This ASU does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011, which is January 1, 2012 for the Company, and should be applied retrospectively. The Company is already disclosing its fair value measurements in compliance with the converged guidance.  Additionally, since the applicable provisions of ASU 2011-04 are disclosure-related, the Company’s adoption of this guidance is not expected to have an impact to its financial condition or results of operations.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which revises how entities present comprehensive income in their financial statements.  The ASU requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  In a continuous statement of comprehensive income, an entity would be required to present the components of the income statement as presented today, along with the components of other comprehensive income.  In the two-statement approach, an entity would be required to present a statement that is consistent with the income statement format used today, along with a second statement, which would immediately follow the income statement, that would include the components of other comprehensive income.  The ASU does not change the items that an entity must report in other comprehensive income.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning December 15, 2011, which is October 1, 2012 for the Company, and should be applied retrospectively for all periods presented in the financial statements.  The Company has not yet decided which statement format it will adopt.

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

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands, except share and per share data)
Net income (1)	$17,259	$16,758	$21,637	$52,393

Average common shares outstanding	161,385,084	165,639,678	162,783,841	165,704,508
Average committed ESOP shares outstanding	256,546	229,480	125,032	114,948
Total basic average common shares outstanding	161,641,630	165,869,158	162,908,873	165,819,456

Effect of dilutive RRP shares	1,313	4,593	2,516	7,203
Effect of dilutive stock options	4,971	48,952	4,990	42,356

Total diluted average common shares outstanding	161,647,914	165,922,703	162,916,379	165,869,015

Net earnings per share:
Basic	$0.10	$0.10	$0.13	$0.32
Diluted	$0.10	$0.10	$0.13	$0.32

Antidilutive stock options and RRP shares, excluded
from the diluted average common shares
outstanding calculation	901,816	230,557	895,025	496,320

(1)	Net income available to participating securities (unvested RRP shares) was inconsequential for the three and nine months ended June 30, 2011 and 2010.

3.   Securities

The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS and HTM securities at June 30, 2011 and September 30, 2010.  The majority of the MBS and investment portfolios are composed of securities issued by U.S. government-sponsored enterprises (“GSEs”).

	June 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$478,535	$661	$217	$478,979
Municipal bonds	2,633	126	--	2,759
Trust preferred securities	3,700	--	640	3,060
MBS	740,980	44,209	--	785,189
	1,225,848	44,996	857	1,269,987
HTM:
GSE debentures	1,077,156	3,445	929	1,079,672
Municipal bonds	59,207	1,984	12	61,179
MBS	1,557,356	43,018	2,209	1,598,165
	2,693,719	48,447	3,150	2,739,016
	$3,919,567	$93,443	$4,007	$4,009,003

	September 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$50,151	$104	$--	$50,255
Municipal bonds	2,649	170	--	2,819
Trust preferred securities	3,721	--	925	2,796
MBS	952,621	51,881	6	1,004,496
	1,009,142	52,155	931	1,060,366
HTM:
GSE debentures	1,208,829	4,441	--	1,213,270
Municipal bonds	67,957	2,654	1	70,610
MBS	603,368	26,209	3	629,574
	1,880,154	33,304	4	1,913,454
	$2,889,296	$85,459	$935	$2,973,820

At June 30, 2011 and September 30, 2010, the MBS held within our portfolio were issued by Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), or Government National Mortgage Association (“GNMA”), with the exception of $2.1 million and $2.9 million at those respective dates, which were issued by a private issuer.  The following table presents the carrying value of the MBS in our portfolio by issuer at June 30, 2011 and September 30, 2010.

	June 30, 2011	September 30, 2010
	(Dollars in thousands)

FNMA	$1,346,189	$890,216
FHLMC	788,891	712,253
GNMA	205,344	2,452
Private Issuer	2,121	2,943
	$2,342,545	$1,607,864

The following table presents the taxable and non-taxable components of interest income on investment securities for the three and nine months ended June 30, 2011 and 2010:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Taxable	$4,639	$4,031	$13,176	$9,243
Non-taxable	464	534	1,445	1,607
	$5,103	$4,565	$14,621	$10,850

The following tables summarize the estimated fair value and gross unrealized losses of those securities on which an unrealized loss at June 30, 2011 and September 30, 2010 was reported and the continuous unrealized loss position for at least 12 months or less than 12 months as of June 30, 2011 and September 30, 2010.

	June 30, 2011
	Less Than			Equal to or Greater
	12 Months			Than 12 Months
		Estimated	Unrealized		Estimated	Unrealized
	Count	Fair Value	Losses	Count	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	3	$74,783	$217	--	$--	$--
Trust preferred securities	--	--	--	1	3,060	640
MBS	--	--	--	--	--	--
	3	$74,783	$217	1	$3,060	$640

HTM:
GSE debentures	6	$168,497	$929	--	$--	$--
Municipal bonds	--	--	--	1	864	12
MBS	9	227,538	2,209	--	--	--
	15	$396,035	$3,138	1	$864	$12

	September 30, 2010
	Less Than			Equal to or Greater
	12 Months			Than 12 Months
		Estimated	Unrealized		Estimated	Unrealized
	Count	Fair Value	Losses	Count	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	--	$--	$--	--	$--	$--
Trust preferred securities	--	--	--	1	2,796	925
MBS	4	1,678	5	3	359	1
	4	$1,678	$5	4	$3,155	$926

HTM:
GSE debentures	--	$--	$--	--	$--	$--
Municipal bonds	--	--	--	1	878	1
MBS	1	48,392	3	--	--	--
	1	$48,392	$3	1	$878	$1

On a quarterly basis, management conducts a formal review of securities for the presence of an other-than-temporary impairment.  Management assesses whether an other-than-temporary impairment is present when the fair value of a security is less than its amortized cost basis at the balance sheet date.  For such securities, other-than-temporary impairment is considered to have occurred if the Company intends to sell the security, if it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, or if the present value of expected cash flows is not sufficient to recover the entire amortized cost.

The unrealized losses at June 30, 2011 and September 30, 2010 are primarily a result of increases in market yields from the time of purchase.  In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired.  Additionally, the impairment is also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities, nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity.

The amortized cost and estimated fair value of securities by remaining contractual maturity without consideration for call features or pre-refunding dates as of June 30, 2011 are shown below.  Actual maturities of MBS may differ from contractual maturities because borrowers have the right to prepay obligations, generally without penalty.  Maturities of MBS depend on the repayment characteristics and experience of the underlying financial instruments.

	AFS		HTM
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)

One year or less	$282,428	$282,661	$2,376	$2,389
One year through five years	197,800	198,138	1,104,950	1,108,401
Five years through ten years	174,623	188,512	468,340	485,297
Ten years and thereafter	570,997	600,676	1,118,053	1,142,929
	$1,225,848	$1,269,987	$2,693,719	$2,739,016

Issuers of certain investment securities have the right to call and prepay obligations with or without prepayment penalties.  As of June 30, 2011, the amortized cost of the securities in our portfolio which are callable or have pre-refunding dates within one year totaled $1.04 billion.

The following table summarizes the amortized cost and estimated fair value of securities pledged as collateral as of the dates indicated.

	June 30, 2011		September 30, 2010
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)

Repurchase agreements	$637,523	$657,269	$671,852	$709,919
Retail deposits	46,910	46,315	--	--
Public unit deposits	131,504	140,957	120,241	128,621
Federal Reserve Bank	28,264	29,582	34,720	36,363
	$844,201	$874,123	$826,813	$874,903

During fiscal year 2010, the Bank swapped originated fixed-rate mortgage loans with FHLMC for MBS (“loan swap transaction”).  The MBS received in the loan swap transaction were classified as trading securities prior to their subsequent sale by the Bank.  Proceeds from the sale of these securities were $199.1 million, resulting in a gross realized gain of $6.5 million.  The gain is included in gain on securities, net in the consolidated statements of income for the year ended September 30, 2010.  All other dispositions of securities during fiscal year 2010 were the result of principal repayments, maturities, or calls.

4.   Loans Receivable and Allowance for Credit Losses

Loans receivable, net at June 30, 2011 and September 30, 2010 is summarized as follows:
	June 30, 2011	September 30, 2010
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$4,931,401	$4,915,651
Multi-family and commercial	61,114	66,476
Construction	45,578	33,168
Total real estate loans	5,038,093	5,015,295

Consumer loans:
Home equity	166,798	186,347
Other	7,100	7,671
Total consumer loans	173,898	194,018

Total loans receivable	5,211,991	5,209,313

Less:
Undisbursed loan funds	26,250	15,489
Unearned loan fees and deferred costs	8,039	10,730
ACL	14,856	14,892
	$5,162,846	$5,168,202

Lending Practices and Underwriting Standards - Originating and purchasing loans secured by one- to four-family residential properties is the Bank’s primary business, resulting in a loan concentration in residential first mortgage loans.  One- to four-family loans are purchased from a select group of correspondent lenders in our current local market areas in Kansas and Missouri, and also from a select group of correspondent lenders in Oklahoma, Texas, Nebraska, Tennessee, Arkansas, and Alabama.  As a result of originating loans in our branches, along with the correspondent lenders in our local markets, the Bank has a concentration of loans secured by real property located in Kansas and Missouri.  Additionally, the Bank purchases whole one- to four-family loans in bulk packages from nationwide lenders.  The servicing rights for these loans are generally retained by the sellers.  The Bank also makes consumer loans, construction loans secured by residential or commercial properties, and real estate loans secured by multi-family dwellings.  During the quarter and year-to-date period ended June 30, 2011, the Bank completed a bulk nationwide purchase of $89.2 million of one- to four-family loans.

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

The underwriting standards for loans purchased from correspondent and nationwide lenders are generally similar to the Bank’s internal underwriting standards.  The underwriting of loans purchased from correspondent lenders is generally performed by the Bank’s underwriters and the Bank services these loans.  Before committing to purchase a pool of loans from a nationwide lender, the Bank’s Chief Lending Officer or Secondary Marketing Manager reviews specific criteria such as loan amount, credit scores, LTV ratios, geographic location, and debt ratios of each loan in the pool.  If the specific criteria do not meet the Bank’s underwriting standards and compensating factors are not sufficient, then a loan will be removed from the pool.  Before the pool is funded, an internal Bank underwriter or a third party reviews at least 25% of the loan files to confirm loan terms, credit scores, debt service ratios, property appraisals, and other underwriting related documentation.  The Bank does not currently service the loans purchased from nationwide lenders.  For the tables within this footnote, loans purchased from correspondent lenders are included with originated loans, and loans purchased in bulk from nationwide lenders are reported as purchased loans.

The Bank also originates construction-to-permanent loans secured by one- to four-family residential real estate.  The majority of the one- to four-family construction loans are secured by property located within the Bank’s Kansas City market area.  Construction loans are obtained by homeowners who will occupy the property when construction is complete.  Construction loans to builders for speculative purposes are not permitted.  The application process includes submission of complete plans, specifications, and costs of the project to be constructed.  All construction loans are manually underwritten using the Bank’s internal underwriting standards.  Construction draw requests and the supporting documentation are reviewed and approved by management.  The Bank also performs regular documented inspections of the construction project to ensure the funds are being used for the intended purpose and the project is being completed according to the plans and specifications provided.

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

Multi-family and commercial loans - The Bank’s multi-family and commercial real estate loans are secured primarily by multi-family dwellings and small commercial buildings generally located in the Bank’s market areas.  These loans are granted based on the income producing potential of the property and the financial strength of the borrower.  At the time of origination, LTV ratios on multi-family and commercial real estate loans cannot exceed 80% of the appraised value of the property securing the loans.  The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt at the time of origination.  The Bank generally requires personal guarantees of the borrowers covering a portion of the debt in addition to the security property as collateral for these loans.  Appraisals on properties securing these loans are performed by independent state certified fee appraisers.  Bank policy permits a limited amount of construction-to-permanent loans secured by multi-family dwellings and commercial real estate.  Currently there are no construction-to-permanent loans in the multi-family and commercial portfolio.

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

The following table presents the recorded investment of loans, defined as the unpaid loan principal balance (net of unadvanced funds related to loans in process) inclusive of unearned loan fees and deferred costs, of the Company's 30 to 89 day delinquent loans, 90 or more day delinquent loans, total delinquent loans, total current loans, and the total loans receivable balance at June 30, 2011 by class.  In the general valuation allowance model, loans in the 30 to 89 day delinquent category are assigned a higher loss factor than corresponding performing loans.  Loans 90 or more days delinquent are considered impaired loans and are individually evaluated for impairment.  At June 30, 2011, all loans in the 90 or more days delinquent category were on nonaccrual status and represented the entire balance of nonaccrual loans.  At June 30, 2011, there were no loans 90 or more days delinquent that were still accruing interest.

			Total		Total
	30 to 89 Days	90 or More Days	Delinquent	Current	Recorded
	Delinquent	Delinquent	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family loans - originated	$17,634	$12,011	$29,645	$4,341,407	$4,371,052
One- to four-family loans - purchased	6,174	15,735	21,909	549,759	571,668
Multi-family and commercial loans	--	--	--	61,084	61,084
Consumer - home equity	837	322	1,159	165,639	166,798
Consumer - other	77	52	129	6,971	7,100
	$24,722	$28,120	$52,842	$5,124,860	$5,177,702

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

The following table sets forth the recorded investment in loans, less SVAs, classified at June 30, 2011 by class.  At June 30, 2011, there were no loans classified as doubtful or loss that were not fully reserved.  In addition to the classified loans below, at June 30, 2011, the Bank had other assets totaling $10.9 million, comprised of municipal bonds and a trust preferred security, also classified per its asset classification policy and applicable regulations.

	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family - originated	$19,360	$17,992
One- to four-family - purchased	801	17,337
Multi-family and commercial	8,172	--
Consumer - home equity	25	547
Consumer - other	--	55
	$28,358	$35,931

The following tables show the LTV and credit score information for originated and purchased one- to four-family loans and originated consumer home equity loans at June 30, 2011.  Borrower credit scores are intended to provide an indication as to the likelihood that a borrower will repay their debts.  Credit scores were most recently updated in June 2011 and were obtained from a nationally recognized consumer rating agency.  The LTV ratios provide an estimate of the extent to which the Bank may incur a loss on any given loan that may go into foreclosure.  The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent bank appraisal, BPO or AVM, if available.  In most cases, the most recent appraisal was obtained at the time of origination.

One- to Four-Family - Originated	Credit Score
	Less than 660		661 to 700		701 to 750		751 and above		Total
	Recorded	% of	Recorded	% of	Recorded	% of	Recorded	% of	Recorded	% of
LTV ratio	Investment	total	Investment	total	Investment	total	Investment	total	Investment	total
	(Dollars in thousands)
Less than 70%	$67,494	1.5%	$94,293	2.2%	$268,376	6.2%	$999,794	22.9%	$1,429,957	32.8%
70% to 80%	56,799	1.3	51,278	1.2	172,252	3.9	388,877	8.9	669,206	15.3
More than 80%	95,482	2.2	110,221	2.5	320,023	7.3	1,746,163	39.9	2,271,889	51.9
	$219,775	5.0%	$255,792	5.9%	$760,651	17.4%	$3,134,834	71.7%	$4,371,052	100.0%

Weighted average LTV ratio	66%
Weighted average credit score	770

One- to Four-Family - Purchased	Credit Score
	Less than 660		661 to 700		701 to 750		751 and above		Total
	Recorded	% of	Recorded	% of	Recorded	% of	Recorded	% of	Recorded	% of
LTV ratio	Investment	total	Investment	total	Investment	total	Investment	total	Investment	total
	(Dollars in thousands)
Less than 70%	$21,099	3.7%	$20,864	3.7%	$37,072	6.5%	$84,265	14.8%	$163,300	28.7%
70% to 80%	14,775	2.6	3,197	0.6	5,970	1.0	7,575	1.3	31,517	5.5
More than 80%	27,150	4.7	28,812	5.0	77,252	13.5	243,637	42.6	376,851	65.8
	$63,024	11.0%	$52,873	9.3%	$120,294	21.0%	$335,477	58.7%	$571,668	100.0%

Weighted average LTV ratio	60%
Weighted average credit score	734

Consumer - Home Equity	Credit Score
	Less than 660		661 to 700		701 to 750		751 and above		Total
	Recorded	% of	Recorded	% of	Recorded	% of	Recorded	% of	Recorded	% of
LTV ratio	Investment	total	Investment	total	Investment	total	Investment	total	Investment	total
	(Dollars in thousands)
Less than 70%	$30	0.0%	$177	0.1%	$75	0.0%	$721	0.4%	$1,003	0.5%
70% to 80%	83	0.1	109	0.1	209	0.1	309	0.2	710	0.5
More than 80%	15,044	9.0	12,815	7.7	32,195	19.3	105,031	63.0	165,085	99.0
	$15,157	9.1%	$13,101	7.9%	$32,479	19.4%	$106,061	63.6%	$166,798	100.0%

Weighted average LTV ratio	19%
Weighted average credit score	743

Impaired loans - Impaired loans are defined as non-accrual loans, loans classified as substandard, loans with SVAs, and TDRs that have not yet performed under the restructured terms for 12 consecutive months or are required by the accounting literature to be classified as a TDR for the life of the loan.  Substantially all of the impaired loans at June 30, 2011 were secured by residential real estate.  Impaired loans related to residential real estate are individually evaluated to ensure that the carrying value of the loan is not in excess of the fair value of the collateral, less estimated selling costs.  Fair values of residential real estate are estimated through such methods as current appraisals, AVMs, BPOs, or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions.  If the outstanding loan balance is in excess of the estimated fair value determined by management, less estimated costs to sell, then a specific valuation allowance is recorded for the difference.  The following is a summary of information pertaining to impaired loans by class at June 30, 2011.
				Current	Fiscal	Current	Fiscal
				Quarter	Year-to-Date	Quarter	Year-to-Date
		Unpaid		Average	Average	Interest	Interest
	Recorded	Principal	Related	Recorded	Recorded	Income	Income
	Investment	Balance	ACL	Investment	Investment	Recognized	Recognized
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$33,114	$33,183	$--	$34,358	$33,292	$298	$855
One- to four-family - purchased	6,709	6,688	--	7,287	7,708	13	50
Multi-family and commercial	572	574	--	577	582	9	27
Consumer - home equity	547	547	--	600	723	5	13
Consumer - other	55	55	--	59	56	--	1
	40,997	41,047	--	42,881	42,361	325	946
With an allowance recorded
One- to four-family - originated	3,360	3,363	316	2,917	2,200	22	72
One- to four-family - purchased	14,907	14,802	3,478	13,925	14,810	38	133
Multi-family and commercial	--	--	--	--	--	--	--
Consumer - home equity	34	34	34	53	35	--	--
Consumer - other	--	--	--	--	--	--	--
	18,301	18,199	3,828	16,895	17,045	60	205
Total
One- to four-family - originated	36,474	36,546	316	37,275	35,492	320	927
One- to four-family - purchased	21,616	21,490	3,478	21,212	22,518	51	183
Multi-family and commercial	572	574	--	577	582	9	27
Consumer - home equity	581	581	34	653	758	5	13
Consumer - other	55	55	--	59	56	--	1
	$59,298	$59,246	$3,828	$59,776	$59,406	$385	$1,151

Allowance for credit losses - The following is a summary of the activity in the ACL by segment for the three and nine months ended June 30, 2011 and the ending balance of the ACL at June 30, 2011, based on the Company’s impairment methodology.

	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Year-to-Date
Beginning balance	$3,813	$10,425	$14,238	$275	$379	$14,892
Charge-offs	(299)	(2,006)	(2,305)	--	(141)	(2,446)
Recoveries	--	--	--	--	--	--
Provision for credit losses	944	1,493	2,437	(3)	(24)	2,410
Ending balance	$4,458	$9,912	$14,370	$272	$214	$14,856

Ratio of net charge-offs to average loans
outstanding year-to-date						0.05%

Ratio of net charge-offs year-to-date
to average non-performing assets						6.12%

	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Quarter
Beginning balance	$4,216	$9,037	$13,253	$268	$293	$13,814
Charge-offs	(133)	(26)	(159)	--	(39)	(198)
Recoveries	--	--	--	--	--	--
Provision (recovery) for credit losses	375	901	1,276	4	(40)	1,240
Ending balance	$4,458	$9,912	$14,370	$272	$214	$14,856

Ratio of net charge-offs to average loans
outstanding during the quarter						0.00%

Ratio of net charge-offs during the quarter
to average non-performing assets						0.50%

ACL for loans collectively
evaluated for impairment	$4,142	$6,434	$10,576	$272	$180	$11,028
ACL for loans individually
evaluated for impairment	$316	$3,478	$3,794	$--	$34	$3,828

The following is a summary of the loan portfolio at June 30, 2011 by loan portfolio segment disaggregated by the Company’s impairment method.

	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment of loans
collectively evaluated for impairment	$4,334,578	$550,052	$4,884,630	$60,512	$173,262	$5,118,404

Recorded investment of loans
individually evaluated for impairment	36,474	21,616	58,090	572	636	59,298

	$4,371,052	$571,668	$4,942,720	$61,084	$173,898	$5,177,702

As noted above, the Bank has a loan concentration in residential first mortgage loans.  Continued declines in residential real estate values could adversely impact the property used as collateral for the Bank’s loans.  Adverse changes in the economic conditions and increasing unemployment rates may have a negative effect on the ability of the Bank’s borrowers to make timely loan payments, which would likely increase delinquencies and have an adverse impact on the Bank’s earnings.  Further increases in delinquencies will decrease interest income on loans receivable and will likely adversely impact the Bank’s loan loss experience, resulting in an increase in the Bank’s ACL and provision for credit losses.  Although management believes the ACL was at an adequate level to absorb known and inherent losses in the loan portfolio at June 30, 2011, the level of the ACL remains an estimate that is subject to significant judgment and short-term changes.  Additions to the ACL may be necessary if future economic and other conditions differ substantially from the current environment.

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

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures.  The Company did not have any liabilities that were measured at fair value at June 30, 2011 and September 30, 2010.  The Company’s AFS securities are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as REO, LHFS, and impaired loans.  These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.

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

AFS Securities - The Company’s AFS securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity.  The Company’s major security types based on the nature and risks of the securities are included in the table below.  The majority of the securities within the AFS portfolio are issued by U.S. GSEs.  The fair values for all AFS securities are based on quoted prices for similar securities.  Various modeling techniques are used to determine pricing for the Company’s securities, including option pricing and discounted cash flow models. The inputs to these models may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.  There is an AFS security in the AFS portfolio that has significant unobservable inputs requiring the independent pricing services to use some judgment in pricing it.  This AFS security is classified as Level 3.  All other AFS securities are classified as Level 2.

The following table provides the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a recurring basis, which consists of AFS securities, at June 30, 2011 and September 30, 2010.

	June 30, 2011
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)(1)
	(Dollars in thousands)

GSE debentures	$478,979	$--	$478,979	$--
Municipal bonds	2,759	--	2,759	--
Trust preferred securities	3,060	--	--	3,060
MBS	785,189	--	785,189	--
	$1,269,987	$--	$1,266,927	$3,060

	September 30, 2010
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)(2)
	(Dollars in thousands)

GSE debentures	$50,255	$--	$50,255	$--
Municipal bonds	2,819	--	2,819	--
Trust preferred securities	2,796	--	--	2,796
MBS	1,004,496	--	1,004,496	--
	$1,060,366	$--	$1,057,570	$2,796

(1)
The Company’s Level 3 AFS security has had no activity since September 30, 2010, except for principal repayments and changes in net unrealized losses recognized in other comprehensive income.  Principal repayments and decreases in net unrealized losses included in other comprehensive income for the three months ended June 30, 2011 were $19 thousand and $289 thousand, respectively.  Principal repayments and decreases in net unrealized losses included in other comprehensive income for the nine months ended June 30, 2011 were $54 thousand and $284 thousand, respectively.

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

Loans Receivable - Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  The unpaid principal balance of impaired loans at June 30, 2011 and September 30, 2010 was $59.2 million and $57.1 million, respectively. Substantially all of the Bank’s impaired loans at June 30, 2011 and September 30, 2010 were secured by residential real estate.  These impaired loans are individually assessed to ensure that the carrying value of the loan is not in excess of the fair value of the collateral, less estimated selling costs.  Fair value is estimated through current appraisals, AVMs, BPOs, or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3. Based on this evaluation, the Company maintained an ACL of $3.8 million and $4.3 million at June 30, 2011 and September 30, 2010, respectively, for such impaired loans.

REO, net - REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower-of-cost or fair value.  Fair value is estimated through current appraisals, AVMs, BPOs, or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  The fair value of REO at June 30, 2011 and September 30, 2010 was $10.1 million and $9.9 million, respectively.

The following table provides the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at June 30, 2011 and September 30, 2010.

	June 30, 2011
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Impaired loans	$59,246	$--	$--	$59,246
REO, net	10,064	--	--	10,064
	$69,310	$--	$--	$69,310

	September 30, 2010
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Impaired loans	$57,118	$--	$--	$57,118
REO, net	9,920	--	--	9,920
	$67,038	$--	$--	$67,038

Fair Value Disclosures - The Company determined estimated fair value amounts using available market information and a selection from a variety of valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material impact on the estimated fair value amounts.  The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2011 and September 30, 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates.

The estimated fair values of the Company’s financial instruments as of June 30, 2011 and September 30, 2010 were as follows.
	June 30, 2011		September 30, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$161,872	$161,872	$65,217	$65,217
AFS securities	1,269,987	1,269,987	1,060,366	1,060,366
HTM securities	2,693,719	2,739,016	1,880,154	1,913,454
Loans receivable	5,162,846	5,436,249	5,168,202	5,392,550
BOLI	56,059	56,059	54,710	54,710
Capital stock of FHLB	125,797	125,797	120,866	120,866
Liabilities:
Deposits	4,558,574	4,611,865	4,386,310	4,459,052
Advances from FHLB	2,453,642	2,611,206	2,348,371	2,557,064
Other borrowings	565,000	591,260	668,609	701,099

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

Other Borrowings - Other borrowings consists of repurchase agreements and Junior Subordinated Deferrable Interest Debentures (the “Debentures”). The estimated fair value of the repurchase agreements is determined by discounting the future cash flows of each agreement using a margin to the LIBOR curve.  The Debentures had a variable rate structure, with the ability to redeem at par; therefore, the carrying value of the Debentures approximated their estimated fair value.  The Debentures were redeemed in April 2011.

6.   Employee Stock Ownership Plan

The ESOP Trust acquired 4,726,000 shares of common stock in the Company’s corporate reorganization, with proceeds from a loan from the Company.  The Bank has agreed to make contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required annual loan payments to the Company on September 30 of each year.

The loan referenced above bears interest at a fixed-rate of 3.25% and has a 30 year term.  The first three years of the loan are interest-only, with the first interest payment of $1.2 million payable on September 30, 2011 and the next two interest payments of $1.5 million being payable on each of September 30, 2012 and 2013.  Beginning in fiscal year 2014, principal and interest payments of $2.7 million will be payable annually.  The loan is secured by the shares of Company stock purchased during the corporate reorganization in December 2010.

As the annual loan payments are made, shares will be released from collateral annually at September 30 and allocated to qualified employees based on the proportion of their qualifying compensation to total qualifying compensation.  On September 30, 2011, 74,574 shares will be released from collateral, and on September 30, 2012 and September 30, 2013, 95,540 shares will be released from collateral.  As ESOP shares are committed to be released from collateral, the Company records compensation expense.  Dividends on unallocated ESOP shares are applied to the ESOP’s current year debt service payment.  Dividends on unallocated ESOP shares in excess of the debt service payment are recorded as compensation expense and distributed to participants or participants' ESOP accounts.

The loan for the existing ESOP shares acquired in the initial public offering in 1999 bears interest at a fixed-rate of 5.80%, with future principal and interest payable annually in three remaining fixed installments of $3.0 million, as of June 30, 2011.  This loan is also secured by the shares of Company stock originally purchased in the initial public offering.  This loan matures on September 30, 2013.

 7.   Subsequent Events

In preparing these financial statements, management has evaluated events occurring subsequent to June 30, 2011, for potential recognition and disclosure.  Subsequent to June 30, 2011, the Bank’s primary regulator changed from the OTS to the OCC.  The holding company’s primary regulator changed from the OTS to the FRB.  There have been no material events or transactions which would require adjustments to the consolidated financial statements at June 30, 2011.

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
•
the future earnings and capital levels of the Bank and the continued non-objection by our primary federal banking regulators, to the extent required, to distribute capital from the Bank to the Company, which could affect the ability of the Company to pay dividends in accordance with its dividend policies;

•	fluctuations in deposit flows, loan demand, and/or real estate values, as well as unemployment levels, which may adversely affect our business;
•
the credit risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs, changes in property values, and changes in estimates of the adequacy of the ACL;

•
results of examinations of the Bank and the Company by their respective primary federal banking regulators, including the possibility that the regulators may, among other things, require us to increase our ACL;

•	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the FRB;
•	the effects of, and changes in, foreign and military policies of the United States government;
•	inflation, interest rate, market and monetary fluctuations;
•	our ability to access cost-effective funding;
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

The following discussion and analysis is intended to assist in understanding the financial condition, results of operations, liquidity and capital resources of the Company.  It should be read in conjunction with the consolidated financial statements and notes presented in this report.  The discussion includes comments relating to the Bank, since the Bank is wholly-owned by the Company and comprises the majority of its assets and is the principal source of income for the Company.  This discussion and analysis should be read in conjunction with management’s discussion and analysis included in the Company’s 2010 Annual Report on Form 10-K filed with the SEC.

Executive Summary

The following summary should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations in its entirety.

In December 2010, Capitol Federal Financial completed its conversion from a mutual holding company form of organization to a stock form of organization.  Capitol Federal Financial, which owned 100% of the Bank, was succeeded by Capitol Federal Financial, Inc, a new Maryland corporation.  As part of the corporate reorganization, MHC’s ownership interest of Capitol Federal Financial was sold in a public stock offering.  Capitol Federal Financial, Inc. sold 118,150,000 shares of common stock at $10.00 per share in the stock offering.  The publicly held shares of Capitol Federal Financial were exchanged for new shares of common stock of Capitol Federal Financial, Inc.  The exchange ratio was 2.2637 and ensured that immediately after the corporate reorganization the public stockholders of Capitol Federal Financial owned the same aggregate percentage of Capitol Federal Financial, Inc. common stock that they owned of Capitol Federal Financial common stock immediately prior to that time.  In lieu of fractional shares, Capitol Federal Financial stockholders were paid in cash.  Gross proceeds from the offering were $1.18 billion and related offering expenses were $46.7 million, of which $6.0 million were incurred and deferred in fiscal year 2010.  The net proceeds from the stock offering were $1.13 billion, of which 50%, or $567.4 million, was contributed to the Bank as a capital contribution, as required by OTS regulations.  The other 50%, or $567.4 million, remained at Capitol Federal Financial, Inc., of which $40.0 million was contributed to the Bank’s charitable foundation, Capitol Federal Foundation, and $47.3 million was loaned to the ESOP for its purchase of Capitol Federal Financial, Inc. shares in the stock offering.  In April 2011, the Company redeemed the outstanding Debentures of $53.6 million using a portion of the offering proceeds from the corporate reorganization.

On July 21, 2011, the Bank’s primary regulator changed from the OTS to the OCC.  The holding company’s primary regulator changed from the OTS to the FRB.  All references to the OTS in this filing on or after that date will refer to the successor regulator, as appropriate.  See Note 7 “Subsequent Events.”

We have been, and intend to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve.  We generally attract retail deposits from the general public and invest those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences.  To a much lesser extent, we also originate consumer loans, loans secured by first mortgages on non-owner-occupied one- to four-family residences, multi-family and commercial real estate loans, and construction loans.  While our primary business is the origination of one- to four-family mortgage loans funded through retail deposits, we also purchase whole one- to four-family mortgage loans from correspondent and nationwide lenders, and invest in certain investment securities and MBS funded through retail deposits, advances from FHLB, and repurchase agreements.  The Company is significantly affected by prevailing economic conditions including federal monetary and fiscal policies and federal regulation of financial institutions.  Retail deposit balances are influenced by a number of factors including interest rates paid on competing personal investment products, the level of personal income, and the personal rate of savings within our market areas.  Lending activities are influenced by the demand for housing and other loans, changing loan underwriting guidelines, as well as interest rate pricing competition from other lending institutions.  The primary sources of funds for lending activities include deposits, loan repayments, investment income, borrowings, and funds provided from operations.

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

The Federal Open Market Committee of the Federal Reserve (the “FOMC”) noted in their June 2011 meeting minutes that the economic recovery was continuing at a moderate pace, although slower than expected, citing more weakness in the job market than the FOMC had previously assumed.  The slower pace of recovery is also attributed to factors the FOMC considers temporary, such as higher food and energy prices and inflation.  Household spending and business investment continue to expand; however, the housing sector continues to be depressed.  The FOMC continued to maintain the target range for federal funds rate at zero to 25 basis points, which has been the range since December 2008.  As of June 30, 2011, the Federal Reserve had completed its purchase of $600 billion of treasury securities as a part of the quantitative easing plan first announced in November 2010.  Additionally, the FOMC committed to maintain its existing policy of reinvesting principal payments from securities.  These two actions have effectively increased the amount of excess reserves in the banking system, which is intended to reduce long-term interest rates and increase liquidity in an effort to stimulate borrowing and investment.  The FOMC has also indicated that other methods of quantitative easing are a possibility, while simultaneously revealing a potential exit strategy from the accommodative monetary policies should the economic outlook and financial developments warrant it.

The historically low interest rate environment during the past two fiscal years and through the first three quarters of fiscal year 2011 has spurred an increased demand for our loan modification program and mortgage refinances.  Modification and refinance activity in fiscal year 2011 has already exceeded that of fiscal year 2010, with the majority of the activity occurring in the first quarter of fiscal year 2011 when mortgage rates were lower than current rates.  Our loan modification program allows existing loan customers, whose loans have not been sold to third parties and who have been current on their contractual loan payments for the previous 12 months, the opportunity to modify, for a fee, their original loan terms to current loan terms being offered.  During the first nine months of fiscal year 2011, the Bank modified $663.7 million of originated loans, with a weighted average rate decrease of 99 basis points, compared to $545.1 million for fiscal year 2010 in its entirety, with a weighted average rate decrease of 87 basis points.  Additionally, the Bank refinanced $245.4 million of its customers’ loans during the first nine months of fiscal year 2011, compared to $153.6 million for fiscal year 2010 in its entirety.

Total assets increased $1.11 billion, from $8.49 billion at September 30, 2010 to $9.60 billion at June 30, 2011, due primarily to the proceeds from the corporate reorganization completed in December 2010.  The majority of the proceeds from the stock offering were used to purchase securities.  Capitol Federal Financial, Inc., at the holding company level, used the net stock offering proceeds to purchase laddered short-term securities in order to provide cash flows that can be used to pay dividends, repurchase stock when allowed by federal banking regulations, reinvest into higher yielding assets if interest rates rise, or pursue other corporate strategies, as deemed appropriate.  The yields on these securities are less than the yields on the Bank’s current investment portfolio due to the short-term nature of the securities.  The net stock offering proceeds received by the Bank were primarily used to purchase securities according to the Bank’s current investment strategy.  The intent of the Bank’s investment portfolio is to create a steady stream of cash flows that can be redeployed into other assets as the Bank grows the loan portfolio, or reinvested into higher yielding assets should interest rates rise.  These securities have a lower interest rate risk profile than the Bank’s long-term fixed-rate mortgage portfolio and were purchased to help shorten the overall duration of the Bank’s total assets.

The principal balance of loans 30 to 89 days delinquent at June 30, 2011 remained relatively unchanged from September 30, 2010, at $24.7 million for both periods.  The principal balance of non-performing loans decreased $4.0 million from $32.0 million at September 30, 2010 to $28.0 million at June 30, 2011.  The principal balances of 30 to 89 days delinquent loans and non-performing loans continues to reflect the elevated level of unemployment coupled with the decline in real estate activity and values, particularly in some of the states in which we have purchased loans.  Our ratio of non-performing loans to total loans decreased from 0.62% at September 30, 2010 to 0.54% at June 30, 2011.  Our ratio of non-performing assets to total assets decreased from 0.49% at September 30, 2010 to 0.40% at June 30, 2011.

Total liabilities increased $143.3 million from $7.53 billion at September 30, 2010 to $7.67 billion at June 30, 2011, due primarily to an increase in deposits of $172.3 million and an increase in FHLB advances of $105.3 million, partially offset by a decrease in other borrowings of $103.6 million.  The increase in deposits was primarily in the money market and checking portfolios.

Stockholders’ equity increased $972.1 million, from $962.0 million at September 30, 2010 to $1.93 billion at June 30, 2011.  The increase was due primarily to the net stock offering proceeds of $1.13 billion from the corporate reorganization in December 2010 and net income during the fiscal year, partially offset by dividends paid of $138.0 million.

The Company reported net income of $17.3 million for the quarter ended June 30, 2011, compared to net income of $16.8 million for the quarter ended June 30, 2010.  The $501 thousand increase in net income was due primarily to a an increase in net interest income of $3.4 million and decrease in the provision for credit losses of $576 thousand, partially offset by a $2.5 million increase in other expenses and a decrease of $1.6 million in other income.  Net interest income for the quarter ended June 30, 2011 was $44.3 million compared to $40.9 million in the same quarter of the prior fiscal year.  The $3.4 million increase in net interest income was primarily a result of a decrease in interest expense of $6.8 million, partially offset by decrease in interest income of $3.4 million.  The decrease in interest expense was primarily a result of a decrease in deposit interest expense.  The decrease in interest income was primarily a result of a decrease of $6.6 million in interest income on loans receivable, partially offset by a $2.8 million increase in interest income on mortgage-backed and investment securities.  The Bank recorded a provision for credit losses of $1.2 million during the current quarter primarily due to the increase/establishment of SVAs on purchased loans, compared to a provision for credit losses of $1.8 million for the quarter ended June 30, 2010.

Net income for the nine months ended June 30, 2011 was $21.6 million, compared to $52.4 million for the same period in the prior fiscal year.  The $30.8 million decrease in the current period was due primarily to the $40.0 million ($26.0 million, net of income tax benefit) contribution to the Foundation in connection with the corporate reorganization.  Additionally, other income decreased $8.8 million and net interest income decreased $3.5 million between periods.  These decreases were partially offset by an $18.8 million decrease in income tax expense and a $5.7 million decrease in provision for credit losses between periods.  The decrease in other income was primarily a result of a $6.5 million gain on the sale of trading MBS in conjunction with a loan swap transaction during the prior fiscal year.  Net interest income for the nine months ended June 30, 2011 was $124.9 million compared to $128.4 million for the nine months ended June 30, 2010.  The $3.5 million decrease was primarily a result of a decrease of $23.9 million in interest income on loans receivable, partially offset by a decrease of $12.1 million in deposit interest expense and a $5.9 million decrease in FHLB advance interest expense.  The majority of the $5.7 million decrease in the provision is related to the increase in certain loss factors in the general valuation allowance model in the prior year with no similar adjustments in the current fiscal year.

Currently, the Bank has no plans to open any branches in our market areas during fiscal year 2011.  We have two branches scheduled to open in fiscal year 2012 in our Kansas City market area.  An in-store branch in the Kansas City market area will close in late fiscal year 2011.  Management continues to consider expansion opportunities in all of our market areas.

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

Financial Condition

Total assets increased $1.11 billion, from $8.49 billion at September 30, 2010 to $9.60 billion at June 30, 2011, due primarily to stock offering proceeds received from the Company’s corporate reorganization in December 2010, which were used to purchase securities.

Total liabilities increased $143.3 million from $7.53 billion at September 30, 2010 to $7.67 billion at June 30, 2011, due primarily to an increase in deposits of $172.3 million and an increase in FHLB advances of $105.3 million, partially offset by a decrease in other borrowings of $103.6 million.  The increase in deposits was primarily in the money market and checking portfolios.

	Balance at
	June 30,	March 31,	December 31,	September 30,	June 30,
	2011	2011	2010	2010	2010
	(Dollars in thousands, except per share amounts)

Total assets	$9,602,457	$9,733,111	$9,798,294	$8,487,130	$8,543,357
Cash and cash equivalents	161,872	122,002	1,329,861	65,217	75,886
AFS securities	1,269,987	1,250,153	923,125	1,060,366	1,163,416
HTM securities	2,693,719	2,953,661	2,119,826	1,880,154	1,660,271
Loans receivable, net	5,162,846	5,096,615	5,121,018	5,168,202	5,316,172
Capital stock of FHLB	125,797	122,651	121,768	120,866	136,055
Deposits	4,558,574	4,711,189	4,682,101	4,386,310	4,373,844
Advances from FHLB	2,453,642	2,351,863	2,350,126	2,348,371	2,396,637
Other borrowings	565,000	643,609	668,609	668,609	713,609
Stockholders' equity	1,934,011	1,926,409	2,018,973	961,950	960,000
Equity to total assets at end of period	20.1%	19.8%	20.6%	11.3%	11.2%
Bank tangible equity ratio(1)	14.7%	14.7%	13.9%	9.8%	9.7%
Book value per share (2)	$11.95	$11.92	$12.50	$13.11	$13.09

(1)	See tangible equity to GAAP equity reconciliation in “Liquidity and Capital Resources – Regulatory Capital.”
(2)	Book value per share is calculated using end of period shares outstanding, less unallocated ESOP shares and unvested RRP shares.

Loans Receivable.  The loans receivable portfolio decreased $5.4 million from $5.17 billion at September 30, 2010 to $5.16 billion at June 30, 2011.  The decrease in the loan portfolio reflects the elevated levels of loan repayments as a result of refinancing activity due to low market interest rates, strong competition for high quality loans, as well as weak loan demand due to the slow economic recovery and increased REO inventory.  The balance of our originated, nationwide purchased, and correspondent one- to four-family loan portfolios at June 30, 2011 was $3.99 billion, $566.0 million and $377.8 million, respectively, compared to $3.95 billion, $564.9 million and $397.2 million, respectively, at September 30, 2010.  As of June 30, 2011, the average balance of a one- to four-family originated loan was approximately $120 thousand, the average balance of a one- to four-family purchased nationwide loan was approximately $260 thousand, and the average balance of a one- to four-family correspondent loan was approximately $280 thousand.

Loan origination volume, excluding Bank customer refinances of $245.4 million and loan purchases of $138.5 million, was $403.7 million during the first nine months of fiscal year 2011, compared to originations of $397.2 million, excluding Bank customer refinances of $114.8 million and loan purchases of $110.8 million, during the same period in the prior fiscal year.  The Bank purchased $49.3 million of loans from correspondent lenders during the first nine months of fiscal year 2011, compared to $59.0 million during the same period in the prior fiscal year.  The Bank purchased $89.2 million of one- to four-family loans in a bulk package from nationwide lenders during the first nine months of fiscal year 2011, compared to bulk purchases of $51.8 million during the first nine months of fiscal year 2010.  Management continues its efforts to expand our network of lending relationships related to our nationwide bulk purchase program that would provide mortgage loans in selective geographical locations that adhere to the Bank’s underwriting standards.

The Bank has entered into an agreement with a commercial bank, located in one of our market areas, to review commercial real estate loans and municipal leases for participation opportunities. The Bank has not committed to any level with regard to the amount of loans or leases in which it will participate, but will evaluate each potential participation on an individual basis.  This is intended to allow the Bank to gradually grow its commercial lending program.

During the nine months ended June 30, 2011, the Bank entered into a correspondent lending relationship with three new lenders in our current local market areas and three new lenders in Midwestern states outside of our current local market area.  During the nine months ended June 30, 2011, the Bank expanded the permitted geographic lending area of two existing correspondent lenders.  The geographic locations for the mortgage lending volume provided by these correspondent lenders includes our current local market areas of Kansas and Missouri, as well as areas outside of our current local markets, including Oklahoma, Texas, Nebraska, Tennessee, Arkansas, and Alabama.  As of June 30, 2011, the Bank had completed due diligence on an additional three correspondent lenders, with the intention of offering those lenders lending agreements.  A lending agreement with another correspondent lender is expected to be signed in July 2011.  At June 30, 2011, the Bank had 15 correspondent lending relationships.

In connection with entering into lending agreements that would generate loan volume outside of the Bank’s current local market areas, the Bank recently executed a subservicing agreement with a reputable subservicer.  The subservicer has experience servicing loans in the market areas in which we intend to purchase loans.  The subservicer will service the loans according to the Bank’s servicing standards, which is intended to allow the Bank greater control over servicing and help maintain a standard of loan performance.  It is the Bank’s intention for the new subservicer to service bulk loan packages purchased from other lenders, when economically feasible.

Included in the loan portfolio at June 30, 2011 were $173.3 million of adjustable-rate mortgage (“ARM”) loans that were originated as interest-only. Of these interest-only loans, $138.3 million were purchased from nationwide lenders, primarily during fiscal year 2005.  Interest-only ARM loans do not typically require principal payments during their initial term, and have initial interest-only terms of either five or ten years.  The $138.3 million of purchased interest-only ARM loans had a weighted average credit score of 721 and a weighted average LTV ratio of 76% at June 30, 2011.  The credit scores were updated in June 2011.  The LTV ratios are based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent bank appraisal, BPO, or AVM, if available.  In order to reduce future credit risk, the Bank has not purchased any interest-only ARM loans since 2006 and discontinued offering the product in its local markets during 2008.  At June 30, 2011, $95.7 million, or 55%, of interest-only loans were still in their interest-only payment term.  At June 30, 2011, $10.8 million, or 38% of non-performing loans, were interest-only ARMs and $2.2 million was reserved in the ACL for these loans.  Of the $10.8 million non-performing interest-only ARM loans, $5.4 million, or 50%, were still in the interest-only payment term.  Non-performing interest-only ARM loans represented approximately 6% of the total interest-only ARM loan portfolio at June 30, 2011.

Historically, the Bank’s underwriting guidelines have provided the Bank with low levels of delinquencies on its loans, and low levels of non-performing assets compared to national levels.  Of particular importance is the complete documentation required for each loan the Bank originates and purchases.  This allows the Bank to make a well informed credit decision based upon a thorough assessment of the borrower’s ability to repay the loan, compared to underwriting methodologies that do not require full documentation.

The following table presents loan origination, refinance and purchase activity for the periods indicated.  Loan originations, purchases and refinances are reported together.  The fixed-rate one- to four-family loans less than or equal to 15 years have an original maturity at origination of less than or equal to 15 years, while fixed-rate one- to four-family loans greater than 15 years have an original maturity at origination of greater than 15 years.  The adjustable-rate one- to four-family loans less than or equal to 36 months have a term to first reset of less than or equal to 36 months at origination and adjustable-rate one- to four-family loans greater than 36 months have a term to first reset of greater than 36 months at origination. Of the $592.8 million of one- to four-family loan originations and refinances in the table for the nine months ended June 30, 2011, 78% had loan values of $417 thousand or less and 22% had loan values in excess of $417 thousand.  Of the $138.5 million of correspondent and nationwide loan purchases, 70% had loan values of $417 thousand or less and 30% had loan values in excess of $417 thousand.

	For the Three Months Ended
	June 30, 2011			June 30, 2010
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-Rate:	(Dollars in thousands)
One- to four-family
<= 15 years	$47,006	4.39%	17.9%	$43,530	4.48%	22.8%
> 15 years	172,093	5.13	65.4	95,162	5.08	50.0
Other real estate	--	--	--	5,420	6.34	2.8
Home equity	938	6.83	0.4	1,130	7.12	0.6
Other consumer	431	7.79	0.2	360	8.78	0.2
Total fixed-rate	220,468	4.98	83.9	145,602	4.97	76.4

Adjustable-Rate:
One- to four-family
<= 36 months	2,245	3.17	0.8	--	--	--
> 36 months	21,965	3.55	8.3	14,209	4.26	7.5
Other real estate	--	--	--	7,713	6.05	4.1
Home equity	17,738	4.82	6.7	22,222	4.82	11.7
Other consumer	887	3.79	0.3	626	4.51	0.3
Total adjustable-rate	42,835	4.06	16.1	44,770	4.85	23.6

Total originations, refinances and purchases	$263,303	4.83%	100.0%	$190,372	4.94%	100.0%

Purchased/participation loans included above:
Fixed-Rate:
Correspondent	$12,840	4.69%		$8,590	5.15%
Nationwide	89,190	5.60		--	--
Adjustable-Rate:
Correspondent	5,114	3.65		3,024	4.38
Nationwide	--	--		7,713	6.05
Total purchased loans	$107,144	5.40%		$19,327	5.39%

	For the Nine Months Ended
	June 30, 2011			June 30, 2010
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-Rate:	(Dollars in thousands)
One- to four-family
<= 15 years	$215,329	3.95%	27.4%	$139,967	4.54%	22.5%
> 15 years	420,869	4.70	53.4	291,739	5.09	46.8
Other real estate	892	6.00	0.1	5,420	6.34	0.9
Home equity	2,389	6.84	0.3	4,078	7.38	0.7
Other consumer	957	8.08	0.1	1,165	8.60	0.2
Total fixed-rate	640,436	4.46	81.3	442,369	4.96	71.1

Adjustable-Rate:
One- to four-family
<= 36 months	6,364	3.15	0.8	38,764	3.32	6.2
> 36 months	88,753	3.52	11.3	68,708	4.28	11.0
Other real estate	--	--	--	7,713	6.05	1.2
Home equity	50,346	4.80	6.4	62,755	4.84	10.1
Other consumer	1,736	3.93	0.2	2,435	4.64	0.4
Total adjustable-rate	147,199	3.95	18.7	180,375	4.35	28.9

Total originations, refinances and purchases	$787,635	4.37%	100.0%	$622,744	4.78%	100.0%

Purchased/participation loans included above:
Fixed-Rate:
Correspondent	$34,285	4.54%		$38,818	5.09%
Nationwide	89,190	5.60		2,338	5.05
Adjustable-Rate:
Correspondent	15,047	3.70		20,215	4.45
Nationwide	--	--		49,463	3.88
Total purchased loans	$138,522	5.13%		$110,834	4.43%

In an effort to offset the impact of repayments and to retain our customers, the Bank offers existing one- to four-family loan customers whose loans have not been sold to third parties who have been current on their contractual loan payments for the previous 12 months the opportunity, for a fee, to modify their original loan terms to current loan terms being offered.  During the nine months ended June 30, 2011, the Bank modified $663.7 million of loans, with a weighted average rate decrease of 99 basis points.  Loan modification activity is not included in the table above because a new loan is not generated at the time of modification.

The Bank generally prices its first mortgage loan products based on secondary market and competitor pricing.   During the nine months ended June 30, 2011, the average rate offered on the Bank’s 30-year fixed-rate one- to four-family loans, with no points paid by the borrower, was approximately 150 basis points above the average 10-year Treasury rate, while the average rate offered on the Bank’s 15-year fixed-rate one- to four-family loans was approximately 80 basis points above the average 10-year Treasury rate.

The following table summarizes our one- to four-family loan commitments for originations, refinances, and purchases for the dates noted.  Commitments to originate and refinance one- to four-family loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a rate lock fee.  Some of the commitments are expected to expire without being fully drawn upon; therefore, the amount of total commitments disclosed below does not necessarily represent future cash requirements.  The increase in commitments to purchase loans at June 30, 2011 is due in part to our new correspondent relationships.

	June 30,	March 31,	June 30,
	2011	2011	2010
	(Dollars in thousands)

Originate/refinance fixed-rate	$65,457	$61,859	$68,450
Originate/refinance adjustable-rate	11,302	9,506	7,755
Purchase fixed-rate	21,661	6,201	5,259
Purchase adjustable-rate	15,817	7,791	3,819
	$114,237	$85,357	$85,283

The following table presents annualized prepayment speeds for the quarter ended June 30, 2011 by interest rate tier of our fixed-rate one- to four-family loan portfolio, including our fixed-rate one- to four-family construction loans.  Loan refinances are considered a prepayment and are included in the prepayment speeds presented below.  The annualized prepayment speeds are presented with and without modifications.

	Original Term
	15 years or less			More than 15 years
		Prepayment Speed (annualized)			Prepayment Speed (annualized)
Rate	Principal	Including	Excluding	Principal	Including	Excluding
Range	Balance	Modifications	Modifications	Balance	Modifications	Modifications
	(Dollars in thousands)

< =4.50%	$457,562	10.30%	6.93%	$747,421	4.56%	2.59%
4.51 - 4.99%	251,232	22.25	14.20	390,942	10.30	6.84
5.00 - 5.50%	215,906	22.87	17.87	1,352,262	18.79	8.99
5.51 - 5.99%	49,639	22.82	19.46	319,577	23.30	11.36
6.00 - 6.50%	23,777	19.32	13.22	254,555	25.83	12.95
6.51 - 6.99%	6,655	6.90	6.90	41,538	21.88	10.19
>=7.00%	3,580	4.63	4.63	32,041	11.45	3.25
Total	$1,008,351	17.00%	12.03%	$3,138,336	15.52%	7.78%

We attempt to mitigate the repricing risk of our fixed-rate one- to four-family loan portfolio by the interest rates we offer and through the terms of our modification program.  Management closely monitors competitors’ rates and also considers interest rate risk and net interest income when setting offered rates.  Through our modification program a borrower can modify the rate and/or term of their loan in less time than it takes to process a refinance, and for a cost that is less than a refinance, if they have been current on their payments for the previous 12 months and the loan has not been sold to a third party.  At June 30, 2011, the fixed rates offered through our modification program were at least 12 basis points higher than a similar new origination or refinance.  This allows the Bank to retain the modified loan and achieve a rate slightly above current market rate.

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

The following table summarizes the activity in the loan portfolio for the periods indicated, excluding changes in undisbursed loan funds, unearned loan fees and deferred costs, and ACL.  Bank customer refinances are included in “repayments.”  Purchased loans include flow purchases from correspondent lenders and bulk purchases from nationwide lenders.  Loan modification activity is not included in the activity in the following table because a new loan is not generated at the time of modification.  The modified balance and rate are, however, included in the ending loan portfolio balance and rate.

	For the Three Months Ended
	June 30, 2011		March 31, 2011		December 31, 2010		September 30, 2010
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Beginning balance	$5,144,050	4.81%	$5,163,319	4.87%	$5,209,313	5.07%	$5,361,472	5.14%
Originations and refinances:
Fixed	118,438	4.55	153,272	4.33	245,251	4.08	94,048	4.64
Adjustable	37,721	4.12	43,434	3.91	50,997	3.93	39,170	4.33
Purchases:
Fixed	102,030	5.49	16,468	4.47	4,977	4.38	6,850	5.05
Adjustable	5,114	3.65	5,979	3.57	3,954	3.96	1,417	4.40
Repayments	(192,682)		(233,473)		(348,545)		(288,626)
Other (1)	(2,680)		(4,949)		(2,628)		(5,018)
Ending balance	$5,211,991	4.79%	$5,144,050	4.81%	$5,163,319	4.87%	$5,209,313	5.07%

	For the Nine Months Ended
	June 30, 2011		June 30, 2010
	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Beginning balance	$5,209,313	5.07%	$5,646,950	5.29%
Originations and refinances:
Fixed	516,961	4.26	401,213	4.95
Adjustable	132,152	3.98	110,697	4.54
Purchases:
Fixed	123,475	5.31	41,156	5.08
Adjustable	15,047	3.70	69,678	4.05
Repayments	(774,700)		(701,200)
Transfer of-loans to LHFS, net (2)	--		(194,759)
Other (1)	(10,257)		(12,263)
Ending balance	$5,211,991	4.79%	$5,361,472	5.14%
(1) “Other” consists of transfers to REO, modification fees advanced, and reductions in commitments.
(2) “Transfer of loans to LHFS, net” in the nine months ended June 30, 2010 includes loans with a principal balance of $194.8 million related to the loan swap transaction.

The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for undisbursed loan funds, unearned loan fees and deferred costs, and the ACL) as of the dates indicated.  The weighted average portfolio rate decreased 28 basis points from 5.07% at September 30, 2010 to 4.79% at June 30, 2011, primarily due to modifications, refinances, and ARM loans repricing down.  Within the one- to four-family loan portfolio at June 30, 2011, 75% of the loans had a balance at origination of less than $417 thousand.

	June 30, 2011			March 31, 2011			September 30, 2010
		Average	% of		Average	% of		Average	% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$4,931,401	4.75%	94.6%	$4,867,405	4.77%	94.6%	$4,915,651	5.03%	94.4%
Multi-family and commercial	61,114	6.13	1.2	60,869	6.15	1.2	66,476	6.24	1.3
Construction	45,578	4.37	0.9	39,694	4.40	0.8	33,168	4.90	0.6
Total real estate loans	5,038,093	4.76	96.7	4,967,968	4.78	96.6	5,015,295	5.05	96.3

Consumer Loans:
Home equity	166,798	5.51	3.2	169,150	5.52	3.3	186,347	5.55	3.6
Other	7,100	5.24	0.1	6,932	5.41	0.1	7,671	5.66	0.1
Total consumer loans	173,898	5.50	3.3	176,082	5.52	3.4	194,018	5.55	3.7
Total loans receivable	5,211,991	4.79%	100.0%	5,144,050	4.81%	100.0%	5,209,313	5.07%	100.0%

Less:
Undisbursed loan funds	26,250			21,004			15,489
Unearned loan fees and deferred costs	8,039			12,617			10,730
ACL	14,856			13,814			14,892
Total loans receivable, net	$5,162,846			$5,096,615			$5,168,202

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

In April 2011, banking regulators reported enforcement actions against 14 banking organizations to address a pattern of misconduct and negligence in mortgage loan servicing and foreclosure processing.  The Bank was not one of the 14 banking organizations noted in the enforcement actions.  The banking regulators indicated penalties could be assessed in addition to the corrective actions required.  As a result of the enforcement actions, significant modifications in residential mortgage loan servicing and foreclosure processes will be required at the 14 banking organizations.  Each organization will be required to submit plans that address certain deficiencies.  Additionally, to ensure the corrections are completed, the organizations must retain independent consultants to manage the process or conduct confirming look-back reviews for the years 2009 and 2010.  Of the 14 banking organizations, there are three organizations that service loans we purchased from nationwide lenders.  During the time period under review, the Bank had 93 loans go into foreclosure with the servicers noted in the enforcement actions.  Management cannot currently estimate the cost, if any, to the Bank if deficiencies are detected in any of those loans.  The OCC and the GSEs have issued guidance with respect to foreclosure procedures for servicers, effective in 2011.  Management is currently reviewing and implementing procedures in response to the guidance.

Delinquent and non-performing loans and REO
The following tables present the Company’s 30 to 89 day delinquent loans, non-performing loans, and REO at the dates indicated.  Non-performing loans are non-accrual loans that are 90 or more days delinquent or are in the process of foreclosure.  At all dates presented, there were no loans 90 or more days delinquent that were still accruing interest.  Loans classified as TDRs are not included in delinquent or non-performing loans unless the restructured loans are 30 to 89 days or 90 or more days delinquent.  TDR’s 30 to 89 days delinquent were $3.0 million and non-performing TDR’s were $3.4 million at June 30, 2011.  REO includes assets acquired in settlement of loans.  Non-performing assets include non-performing loans and REO.

	Loans Delinquent for 30 to 89 Days
	June 30,		March 31,		December 31,		September 30,		June 30,
	2011		2011		2010		2010		2010
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	158	$17,669	141	$16,797	181	$20,009	175	$17,613	154	$15,581
Purchased	38	6,150	30	5,600	35	7,573	34	6,047	31	6,629
Multi-family and commercial	--	--	--	--	--	--	--	--	--	--
Construction	--	--	--	--	--	--	--	--	--	--
Consumer Loans:
Home equity	36	837	35	456	47	767	50	874	44	806
Other	16	77	12	180	24	313	16	183	17	96
	248	$24,733	218	$23,033	287	$28,662	275	$24,717	246	$23,112
30 to 89 days delinquent loans
to total loans receivable, net		0.48%		0.45%		0.56%		0.48%		0.43%

	June 30,		March 31,		December 31,		September 30,		June 30,
	2011		2011		2010		2010		2010
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Non-performing loans:
One- to four-family:
Originated	111	$12,023	126	$13,899	125	$13,248	109	$12,884	105	$10,538
Purchased	49	15,637	49	15,131	53	17,176	60	18,375	73	22,090
Multi-family and commercial	--	--	--	--	--	--	--	--	--	--
Construction	--	--	--	--	--	--	--	--	--	--
Consumer Loans:
Home equity	24	322	22	428	29	530	31	685	31	516
Other	5	52	8	59	8	33	6	12	9	36
	189	28,034	205	29,517	215	30,987	206	31,956	218	33,180

Non-performing loans as a percentage
of total loans receivable, net		0.54%		0.58%		0.61%		0.62%		0.62%

REO:
One- to four-family:
Originated (1)	73	6,627	73	7,161	71	7,307	73	6,172	59	4,738
Purchased	16	3,437	19	4,176	19	3,672	17	3,748	11	2,412
Multi-family and commercial	--	--	--	--	--	--	--	--	--	--
Construction	--	--	--	--	--	--	--	--	--	--
Consumer Loans:
Home equity	--	--	--	--	--	--	--	--	--	--
Other	--	--	--	--	--	--	--	--	--	--
	89	10,064	92	11,337	90	10,979	90	9,920	70	7,150

Total non-performing assets	278	$38,098	297	$40,854	305	$41,966	296	$41,876	288	$40,330

Non-performing assets
as a percentage of total assets		0.40%		0.42%		0.43%		0.49%		0.47%
   (1)  Real estate related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

The following table presents the weighted average percentage of one- to four-family loans, by principal balance, that entered the 30 to 89 days delinquent category during the 12 months ended June 30, 2011 that paid off, returned to non-delinquent status, stayed 30 to 89 days delinquent, or progressed to the non-performing or REO categories.

	30 to 89 Day Delinquent Loan Trend Analysis
			30 to 89 Days	Non-
	Paid Off	Performing	Delinquent	Performing	REO	Total
Originated	3.5%	40.9%	37.1%	15.1%	3.4%	100.0%
Purchased	0.8	37.8	34.2	26.0	1.2	100.0
Total portfolio average	2.8%	40.6%	35.8%	18.0%	2.8%	100.0%

Loans 30 to 89 days delinquent remained relatively unchanged from September 30, 2010 to June 30, 2011, at $24.7 million for both periods.  Non-performing loans decreased $4.0 million from $32.0 million at September 30, 2010 to $28.0 million at June 30, 2011.  The $4.0 million decrease was primarily composed of a $2.7 million decrease in purchased one- to four-family loans.  The decrease in purchased one- to four-family loans was due to the loans moving to REO, short sales, loans paying off, and fewer loans moving into the non-performing loan category.  Our local market areas did not feel the impact of the negative economic conditions felt by a large portion of the U.S. until recently, thereby resulting in a lag in delinquencies on our originated loan portfolio compared to our purchased loan portfolio.

For LTV and credit score information for the Bank’s one- to four-family loan portfolio, see “Note 4 – Loans Receivable and Allowance for Credit Losses.”

The following table presents the calendar year of origination for originated and purchased one- to four-family loans, excluding construction loans, and the origination year for non-performing originated and purchased one- to four-family loans at June 30, 2011.  The origination date for modified loans is based on when the loan was originated, not the modification date.

						Total
Origination				Originated	Purchased	Non-
Calendar	Originated	Purchased		Non-Performing	Non-Performing	Performing
Year	Loans	Loans	Total Loans	Loans	Loans	Loans
	(Dollars in thousands)

2002 and prior	$536,841	$12,086	$548,927	$2,734	$329	$3,063
2003	304,694	18,434	323,128	1,932	372	2,304
2004	234,963	161,193	396,156	1,988	6,457	8,445
2005	304,490	176,051	480,541	1,827	7,966	9,793
2006	325,282	27,893	353,175	1,866	483	2,349
2007	443,435	16,103	459,538	1,246	8	1,254
2008	493,557	79,608	573,165	273	--	273
2009	778,104	69,748	847,852	157	--	157
2010	619,652	5,044	624,696	--	22	22
2011	324,223	--	324,223	--	--	--
	$4,365,241	$566,160	$4,931,401	$12,023	$15,637	$27,660

The following table presents the top 12 states where the properties securing our one- to four-family loans, excluding construction loans, are located and the corresponding balance of 30 to 89 day delinquent loans, non-performing loans and the weighted average LTV ratios for non-performing loans at June 30, 2011.  The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal or the most recent bank appraisal, BPO or AVM, if available.  As a result of updated estimated fair values, the LTV of various non-performing loans are now in excess of 100%, as reflected in the table below.  We have recorded SVAs on these loans, after taking into consideration potential PMI proceeds.

			Loans 30 to 89
	One- to Four-Family		Days Delinquent		Non-Performing Loans
State	Balance	% of Total	Balance	% of Total	Balance	% of Total	Average LTV
	(Dollars in thousands)

Kansas	$3,650,297	73.9%	$14,193	59.5%	$10,302	37.3%	78%
Missouri	734,146	14.9	4,065	17.1	1,906	6.9	93
Nebraska	68,466	1.4	231	1.0	--	--	--
Illinois	54,460	1.1	--	--	1,712	6.2	99
Florida	38,048	0.8	309	1.3	4,083	14.8	112
New York	32,424	0.7	115	0.5	992	3.6	105
Texas	31,561	0.6	333	1.4	--	--	--
Minnesota	29,812	0.6	383	1.6	95	0.3	57
Colorado	25,258	0.5	357	1.5	204	0.7	85
Arizona	25,070	0.5	217	0.9	3,208	11.6	135
Virginia	23,013	0.5	473	2.0	580	2.1	93
Connecticut	22,452	0.5	--	--	145	0.5	88
Other states	196,394	4.0	3,143	13.2	4,433	16.0	109
	$4,931,401	100.0%	$23,819	100.0%	$27,660	100.0%	98%

Impaired loans
A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Management considers the following loans to be impaired loans: all non-accrual loans, loans classified as substandard or doubtful, loans with SVAs, and TDRs that have not been performing under the new terms for 12 consecutive months or are required by the accounting literature to be classified as a TDR for the life of the loan.  Impaired loans totaled $59.2 million at June 30, 2011, of which $32.7 million were classified as TDRs.

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

The ACL is maintained through provisions for credit losses which are charged to income.  The provision for credit losses is established after considering the results of management’s quarterly assessment of the ACL.  For the first nine months of fiscal year 2011, the Company recorded a provision for credit losses of $2.4 million, primarily related to establishing or increasing SVAs on purchased loans, and also to a decline in the current FHFA home price index, primarily in Kansas and Missouri.  See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 and “Note 1 – Summary of Significant Accounting Policies” for a full discussion of our ACL methodology.  For additional information regarding our ACL activity during fiscal year 2011, see “Note 4 – Loans Receivable and Allowance for Credit Losses.”

The following table presents the Company’s allocation of the ACL to each respective loan category at June 30, 2011 and September 30, 2010.  At June 30, 2011 and September 30, 2010, our ratio of ACL to non-performing loans was 53.0% and 46.6%, respectively, and our ratio of ACL to loans receivable, net was 0.29% for both periods.

	At				At
	June 30, 2011				September 30, 2010
		% of				% of
		ACL to				ACL to
	Amount of	Total	Total	% of Loans	Amount of	Total	Total	% of Loans
	ACL	ACL	Loans	to Total Loans	ACL	ACL	Loans	to Total Loans
	(Dollars in thousands)
One- to four-family:
Originated	$4,444	30.0%	$4,365,241	83.7%	$3,801	25.5%	$4,350,772	83.5%
Purchased	9,912	66.7	566,160	10.9	10,425	70.0	564,879	10.8
Multi-family and commercial	272	1.8	61,114	1.2	275	1.9	66,476	1.3
Construction	14	0.1	45,578	0.9	12	0.1	33,168	0.6
Consumer:
Home equity	178	1.2	166,798	3.2	319	2.1	186,347	3.6
Other consumer	36	0.2	7,100	0.1	60	0.4	7,671	0.2
	$14,856	100.0%	$5,211,991	100.0%	$14,892	100.0%	$5,209,313	100.0%

Securities.  The following table presents the distribution of our MBS and investment securities portfolios, at amortized cost, at the dates indicated.  Overall, fixed-rate securities comprised 77% of these portfolios at June 30, 2011.  The weighted average life (“WAL”) is the estimated remaining maturity after projected prepayment speeds and projected call option assumptions have been applied.  The increase in the WAL between September 30, 2010 and June 30, 2011 was due primarily to the increase in interest rates between time periods.  This increase in interest rates resulted in a reduction in the prepayment expectations for the MBS and fewer callable bonds expected to be called.  The decrease in the yield between September 30, 2010 and June 30, 2011 was primarily a result of the purchase of securities with yields lower than that of the portfolios, and repayments of MBS with yields higher than that of the existing portfolio.  Yields on tax-exempt securities are not calculated on a taxable equivalent basis.

	June 30, 2011			September 30, 2010			June 30, 2010
	Balance	WAL	Yield	Balance	WAL	Yield	Balance	WAL	Yield
	(Dollars in thousands)
Fixed-rate securities:
MBS	$1,397,399	4.38	3.68%	$860,798	3.02	4.47%	$798,037	3.11	4.79%
GSE debentures	1,555,691	0.92	1.09	1,258,980	0.64	1.39	1,125,910	0.57	1.58
Municipal bonds	61,840	2.46	2.97	70,605	2.76	2.95	73,552	3.02	2.95
Total fixed-rate securities	3,014,930	2.55	2.33	2,190,383	1.64	2.64	1,997,499	1.67	2.92

Adjustable-rate securities:
MBS	900,937	6.18	2.98	695,192	4.26	3.43	763,878	4.92	3.47
Trust preferred securities	3,700	25.98	1.50	3,721	26.73	1.96	3,735	26.98	2.20
Total adjustable-rate securities	904,637	6.28	2.97	698,913	4.41	3.42	767,613	5.06	3.46
Total investment portfolio, at amortized cost	$3,919,567	3.41	2.48%	$2,889,296	2.31	2.83%	$2,765,112	2.61	3.07%

During the nine months ended June 30, 2011, Capitol Federal Financial, Inc., at the holding company level, purchased $405.8 million of securities with a WAL of 1.13 years and a yield of 0.42% at the time of purchase.  All of the securities were classified as AFS.  The securities have laddered maturities in order to provide cash flows that can be used to pay dividends, repurchase stock when allowed by federal banking regulations, reinvest into higher yielding assets if interest rates rise, or pursue other corporate strategies, as deemed appropriate.  The yields on these securities are less than the yields on the Bank’s current investment portfolio due to the short-term nature of the securities.

Mortgage-Backed Securities.  The MBS portfolio, which primarily consists of securities issued by U.S. GSEs, increased $734.7 million from $1.61 billion at September 30, 2010 to $2.34 billion at June 30, 2011.  At June 30, 2011, the MBS held within our portfolio were issued by FHLMC, FNMA and GNMA, with the exception of $2.1 million, which were issued by a private issuer.  Unlike MBS issued by GSEs, the principal and interest payments of privately issued MBS are not guaranteed, although we generally receive a higher interest rate as compensation for the relative increase in credit risk.  Should the underlying mortgages in a privately issued MBS security default on their mortgage payment above the level of credit enhancement, losses could be realized.

The following table provides a summary of the activity in our portfolio of MBS for the periods presented.  The yields and WAL for purchases are presented as recorded at the time of purchase.  The yields for the beginning balances are as of the last day of the period previous to the period presented and the yield for the ending balances are as of the last day of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented.  The weighted average yield of the MBS portfolio decreased from September 30, 2010 to June 30, 2011 as a result of purchases of securities with yields lower than the existing portfolio, the maturity and repayment of securities with higher yields than the overall portfolio, and adjustable-rate MBS resetting to lower coupons due to a decline in related indices, which are generally based upon short-term interest rates. The beginning and ending WAL is the estimated remaining maturity after projected prepayment speeds have been applied.  The increase in the WAL at June 30, 2011 compared to September 30, 2010 was due to the increase in long-term interest rates at the end of the quarter which resulted in a reduction in prepayment expectations, thereby lengthening the WAL of the related securities. The increase in the WAL was also due to purchases since September 30, 2010 with a WAL of 4.6 years.

	For the Three Months Ended
	June 30, 2011			March 31, 2011			December 31, 2010			September 30, 2010
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$2,355,899	3.44%	4.45	$1,695,294	3.73%	4.21	$1,607,864	4.00%	3.58	$1,620,623	4.15%	3.99
Maturities and repayments	(105,142)			(121,283)			(123,577)			(131,861)
Net amortization of premiums/(discounts)	(781)			(689)			(632)			(457)
Purchases:
Fixed	92,010	2.88	4.39	501,748	3.17	4.64	168,300	2.16	3.74	126,394	2.54	3.71
Adjustable	--	--	--	282,957	2.59	4.98	49,436	2.24	5.08	--	--	--
Change in valuation on AFS securities	559			(2,128)			(6,097)			(6,835)
Ending balance - carrying value	$2,342,545	3.41%	5.09	$2,355,899	3.44%	4.45	$1,695,294	3.73%	4.21	$1,607,864	4.00%	3.58

	For the Nine Months Ended
	June 30, 2011			June 30, 2010
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,607,864	4.00%	3.58	$1,992,467	4.42%	4.67
Maturities and repayments	(350,002)			(379,447)
Sale of securities, net of gains	--			(192,690)
Net amortization of premiums/(discounts)	(2,102)			(1,284)
Purchases:
Fixed	762,058	2.91	4.41	5,032	4.13	7.32
Adjustable	332,393	2.54	4.99	--	--	--
Amortized cost of securities received
in loan swap transaction	--			192,690
Change in valuation on AFS securities	(7,666)			3,855
Ending balance - carrying value	$2,342,545	3.41%	5.09	$1,620,623	4.15%	3.99

The following table presents the annualized prepayment speeds for the quarter ended June 30, 2011, which represents prepayments during April, May, and June of 2011, and net premiums/discounts by interest rate tier on our fixed-rate MBS portfolio, at amortized cost, based on the underlying weighted average loan rate.  Our fixed-rate MBS portfolio is somewhat less sensitive to repricing risk than our fixed-rate one- to four-family loan portfolio due to external refinancing barriers such as unemployment, income changes, and decreases in property values, causing barriers to refinancing to be generally more pronounced outside of our local market areas.  However, we are unable to control the interest rates and/or governmental programs that could impact the loans in our fixed-rate MBS portfolio, and are therefore more likely to experience reinvestment risk due to principal prepayments, as any effort by the government to reduce or eliminate these barriers could result in an increase in the prepayment of these assets.  Additionally, prepayments impact the amortization/accretion of premiums/discounts on our MBS portfolio.  As prepayments increase, the related premiums/discounts are amortized/accreted at a faster rate.  The amortization of premiums decreases interest income while the accretion of discounts increases interest income.  As noted in the table below, the fixed-rate MBS portfolio had a net premium of $8.6 million as of June 30, 2011.  Given that the weighted average coupon on the underlying loans in this portfolio were above market rates at June 30, 2011, the Bank could experience an increase in the premium amortization should prepayment speeds increase significantly, potentially reducing future interest income.

	Original Term
	15 years or less		More than 15 years
		Prepayment		Prepayment		Net
	Amortized	Speed	Amortized	Speed		Premium/
Rate Range	Cost	(annualized)	Cost	(annualized)	Total	(Discount)
	(Dollars in thousands)

< =3.99%	$636,289	3.06%	$27,983	1.10%	$664,272	$4,389
4.00 - 4.50%	198,612	7.73	1,595	0.19	200,207	4,251
4.51 - 4.99%	205,086	17.69	6,187	0.77	211,273	(255)
5.00 - 5.50%	126,498	21.16	9,247	14.92	135,745	(68)
5.51 - 5.99%	82,145	21.80	49,773	22.19	131,918	74
6.00 - 6.50%	13,971	26.85	21,998	17.85	35,969	48
6.51 - 6.99%	2,693	9.91	10,434	16.54	13,127	121
>=7.00%	--	--	4,888	15.14	4,888	8
Total	$1,265,294	9.47%	$132,105	14.52%	$1,397,399	$8,568

Average rate	4.29%		5.48%		4.41%
Average remaining
term (months)	132		215		139

Investment Securities.  Investment securities, which consist of U.S. GSE debentures (primarily issued by FNMA, FHLMC, or FHLB) and municipal investments, increased $288.5 million, from $1.33 billion at September 30, 2010 to $1.62 billion at June 30, 2011.  The following tables provide a summary of the activity of investment securities for the periods presented.  The yields for the beginning balances are as of the last day of the period previous to the period presented and the yield for the ending balances are as of the last day of the period presented.  The decrease in the yield at June 30, 2011 compared to September 30, 2010 was a result of purchases of securities with yields lower than the overall portfolio yield and maturities and calls of securities with yields higher than the overall portfolio yield.  The beginning and ending WALs represent the estimated remaining maturity of the securities after projected call dates have been considered, based upon market rates at each date presented.  The WAL at June 30, 2011 increased from September 30, 2010 primarily due to purchases of securities with a WAL longer than the remaining portfolio.

	For the Three Months Ended
	June 30, 2011			March 31, 2011			December 31, 2010			September 30, 2010
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,847,915	1.17%	1.55	$1,347,657	1.32%	1.61	$1,332,656	1.47%	0.84	$1,203,064	1.67%	0.82
Maturities and calls	(326,009)			(291,693)			(252,728)			(343,999)
Net amortization of premiums/(discounts)	(1,391)			(1,255)			(799)			(1,034)
Purchases:
Fixed	99,974	1.51	2.62	793,136	0.99	1.20	268,689	1.21	1.89	475,141	1.08	1.19
Change in valuation of AFS securities	672			70			(161)			(516)
Ending balance - carrying value	$1,621,161	1.16%	1.05	$1,847,915	1.17%	1.55	$1,347,657	1.32%	1.61	$1,332,656	1.47%	0.84

	For the Nine Months Ended
	June 30, 2011			June 30, 2010
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,332,656	1.47%	0.84	$480,704	1.93%	1.53
Maturities and calls	(870,430)			(330,184)
Net amortization of premiums/(discounts)	(3,445)			(3,165)
Purchases:
Fixed	1,161,799	1.09	1.48	1,055,442	1.54	1.10
Change in valuation of AFS securities	581			267
Ending balance - carrying value	$1,621,161	1.16%	1.05	$1,203,064	1.67%	0.82

Liabilities.  Total liabilities increased $143.3 million from $7.53 billion at September 30, 2010 to $7.67 billion at June 30, 2011, due primarily to an increase in deposits of $172.3 million and an increase in FHLB advances of $105.3 million, partially offset by a decrease in other borrowings of $103.6 million.  The increase in deposits was primarily in the money market and checking portfolios, which increased $112.1 million and $60.4 million, respectively, from September 30, 2010 to June 30, 2011.

Deposits - As noted above, the money market portfolio increased $112.1 million from $942.4 million at September 30, 2010 to $1.05 billion at June 30, 2011.  Of the $112.1 million increase, $39.1 million relates to the contribution to the Foundation as a result of the corporate reorganization in late December 2010.  It is not anticipated that the Foundation will keep the funds in the money market account for an extended period of time.  The remaining increase in the money market portfolio was due to customers reinvesting funds from maturing certificates of deposit into the money market portfolio and some customers maintaining higher cash balances due to the current economic uncertainty and in anticipation of market rates increasing, which would allow them to reinvest at higher rates.  The checking portfolio increased $60.4 million from $482.4 million at September 30, 2010 to $542.8 million at June 30, 2011.  The increase in our checking portfolio was also due to customers keeping more cash readily available, as reflected by a 14% increase in the average customer checking account balance between period ends.  If interest rates were to rise, it is possible our money market and checking account customers may move those funds to higher-yielding deposit products inside of the Bank or withdraw their funds to invest in higher yielding investments outside of the Bank.

The following table presents the amount, average rate and percentage of total deposits for checking, savings, money market and certificates at the periods presented.  Included in the certificate of deposit portfolio in the table below at March 31, 2011 is a $199.0 million retail deposit at a rate of 0.05%.  This deposit was related to a lawsuit to which the Bank was not a party, and the majority of it was withdrawn in May 2011.

	June 30, 2011			March 31, 2011			September 30, 2010			June 30, 2010
		Average	% of		Average	% of		Average	% of		Average	% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)

Checking	$542,855	0.08%	11.9%	$541,061	0.08%	11.5%	$482,428	0.13%	11.0%	$487,279	0.13%	11.1%
Savings	254,921	0.48	5.6	250,296	0.52	5.3	234,285	0.54	5.3	238,236	0.54	5.5
Money market	1,054,535	0.49	23.1	1,038,706	0.54	22.0	942,428	0.65	21.5	945,941	0.67	21.6
Certificates	2,706,263	2.01	59.4	2,881,126	1.96	61.2	2,727,169	2.29	62.2	2,702,388	2.47	61.8
	$4,558,574	1.35%	100.0%	$4,711,189	1.36%	100.0%	$4,386,310	1.61%	100.0%	$4,373,844	1.71%	100.0%

At June 30, 2011, $83.7 million in certificates were brokered deposits, unchanged from September 30, 2010.  The $83.7 million of brokered deposits at June 30, 2011 had a weighted average rate of 2.58% and a remaining term to maturity of 3.1 years.  The Bank regularly considers brokered deposits as a source of funding, provided that investment opportunities are balanced with the funding cost. As of June 30, 2011, $117.1 million in certificates were public unit deposits, compared to $109.9 million in public unit deposits at September 30, 2010.  The $117.1 million of public unit deposits at June 30, 2011 had a weighted average rate of 0.31% and a remaining term to maturity of six months.  Management will continue to monitor the wholesale deposit market for attractive opportunities relative to the use of proceeds for investments.

The following tables set forth maturity information for our certificate of deposit portfolio at June 30, 2011.

	Amount Due
		More than	More than
	1 year	1 year to	2 to 3	More than
	or less	2 years	years	3 years	Total
	(Dollars in thousands)

0.00 – 0.99%	$246,655	$18,042	$--	$--	$264,697
1.00 – 1.99%	792,049	263,169	74,675	5,584	1,135,477
2.00 – 2.99%	88,836	126,242	215,451	347,840	778,369
3.00 – 3.99%	328,304	79,205	12,470	19,927	439,906
4.00 – 4.99%	74,760	11,987	358	417	87,522
5.00 – 5.99%	292	--	--	--	292
	$1,530,896	$498,645	$302,954	$373,768	$2,706,263

Weighted average maturity (in years)					1.30

Weighted average maturity for the retail certificate of deposit portfolio (in years)					1.28

	Maturity
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)

Certificates of deposit less than $100,000	$303,327	$289,298	$432,959	$767,328	$1,792,912
Certificates of deposit of $100,000 or more	197,172	137,250	170,890	408,039	913,351
Total certificates of deposit	$500,499	$426,548	$603,849	$1,175,367	$2,706,263

Borrowings - During the nine months ended June 30, 2011, $200.0 million of fixed-rate FHLB advances with a weighted average contractual rate of 4.71% matured and were replaced with $200.0 million of fixed-rate FHLB advances with a weighted average contractual interest rate of 2.83% and a weighted average term of 83 months.  The Bank also obtained an additional advance of $100.0 million at 2.82% for 84 months during the current quarter.  Additionally, a maturing $100.0 million repurchase agreement with a contractual rate of 4.23% was replaced with another $100.0 million repurchase agreement with a contractual rate of 3.35% for a term of 84 months, and two repurchase agreements totaling $50.0 million matured and were not replaced.  In April 2011, the Company redeemed the outstanding Debentures of $53.6 million using a portion of the offering proceeds from the corporate reorganization.

The following table presents the maturity of FHLB advances, at par, and repurchase agreements as of June 30, 2011.  The balance of FHLB advances excludes the deferred gain on the terminated interest rate swaps and the deferred prepayment penalty.  Management will continue to monitor the Bank’s investment opportunities and balance those opportunities with the cost of FHLB advances or other funding sources.

			Weighted	Weighted
	FHLB	Repurchase	Average	Average
Maturity by	Advances	Agreements	Contractual	Effective
Fiscal year	Amount	Amount	Rate	Rate(1)
	(Dollars in thousands)
2011	$76,000	$50,000	4.73%	4.73%
2012	350,000	150,000	3.67	3.67
2013	525,000	145,000	3.74	4.00
2014	450,000	100,000	3.33	3.96
2015	200,000	20,000	3.50	4.16
2016	275,000	--	3.86	4.39
2017	400,000	--	3.17	3.21
2018	200,000	100,000	2.90	2.90
	$2,476,000	$565,000	3.53%	3.80%

(1)  The effective rate includes the net impact of the amortization of deferred prepayment penalties resulting from the prepayment of certain FHLB advances and deferred gains related to the termination of interest rate swaps during fiscal year 2008.

The following table presents the maturity of FHLB advances and repurchase agreements for the next four quarters as of June 30, 2011.  A $100.0 million FHLB advance was obtained during the current quarter in an effort to mitigate the additional interest rate risk associated with the purchase of $89.2 million of loans during the current quarter.

		Weighted
		Average
Maturity by		Contractual
Quarter End	Amount	Rate
	(Dollars in thousands)
September 30, 2011	$126,000	4.73%
December 31, 2011	250,000	4.22
March 31, 2012	150,000	2.35
June 30, 2012	--	--
	$526,000	3.81%

Stockholders’ Equity.  Stockholders’ equity increased $972.1 million, from $962.0 million at September 30, 2010 to $1.93 billion at June 30, 2011.  The increase was due primarily to the net stock offering proceeds of $1.13 billion from the corporate reorganization in December 2010 and net income during the fiscal year, partially offset by dividends paid of $138.0 million.  The $138.0 million consisted of cash dividends of $17.0 million paid prior to the corporate reorganization, and $121.0 million paid since the corporate reorganization.  The $17.0 million consisted of a quarterly dividend of $10.6 million and a special dividend of $6.4 million related to fiscal year 2010 earnings, per the Company’s prior dividend policy.  The $121.0 million consisted of quarterly dividends of $24.2 million and the one-time special cash dividend (welcome dividend) of $96.8 million.  In July 2011, the Company declared a quarterly cash dividend of $0.075 per share, payable August 19, 2011.

The following table presents quarterly dividends paid in calendar years 2011, 2010, and 2009.  For the quarter ended September 30, 2011, the table below does not present the actual dividend payout, but rather management’s estimate of the dividend payout as of July 29, 2011.

	Calendar Year
	2011	2010	2009
	(Dollars in thousands)
Quarter ended March 31
Total dividends paid	$12,105	$10,739	$10,437
Quarter ended June 30
Total dividends paid	12,105	10,496	10,446
Quarter ended September 30
Total dividends paid	12,105	10,496	10,448
Quarter ended December 31
Total dividends paid		10,597	10,550
Special year end/welcome dividend
Total dividends paid	96,838	6,359	6,119

Calendar year-to-date dividends paid	$133,153	$48,687	$48,000

Operating Results

The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2011	2011	2010	2010	2010
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Loans receivable	$62,393	$61,554	$65,943	$68,476	$68,990
MBS	19,619	17,320	15,440	15,614	16,864
Investment securities	5,103	4,743	4,775	4,832	4,565
Other interest and dividend income	968	1,324	1,089	1,050	1,066
Total interest and dividend income	88,083	84,941	87,247	89,972	91,485

Interest expense:
FHLB advances	22,539	21,968	23,131	23,677	24,417
Deposits	15,516	16,069	17,381	18,186	19,149
Other borrowings	5,720	6,348	6,730	6,968	7,032
Total interest expense	43,775	44,385	47,242	48,831	50,598

Provision for credit losses	1,240	520	650	750	1,816

Net interest income
(after provision for credit losses)	43,068	40,036	39,355	40,391	39,071

Other income	6,100	6,144	6,317	6,990	7,754
Other expenses	23,102	22,855	63,338	23,257	20,624
Income tax expense (benefit)	8,807	7,689	(6,408)	8,677	9,443
Net income (loss)	$17,259	$15,636	$(11,258)	$15,447	$16,758

Efficiency ratio	45.83%	48.94%	136.73%	48.32%	42.40%

Basic earnings (loss) per share (1)	$0.10	$0.10	$(0.07)	$0.09	$0.10
Diluted earnings (loss) per share (1)	0.10	0.10	(0.07)	0.09	0.10

(1)	All earnings per share information prior to the corporate reorganization in December 2010 have been revised to reflect the 2.2637 exchange ratio.

Comparison of Operating Results for the Nine months Ended June 30, 2011 and 2010

Net income for the nine months ended June 30, 2011 was $21.6 million, compared to $52.4 million for the same period in the prior fiscal year.  The $30.8 million decrease in the current period was due primarily to the $40.0 million ($26.0 million, net of income tax benefit) contribution to the Foundation in connection with the corporate reorganization.  Additionally, other income decreased $8.8 million and net interest income decreased $3.5 million between periods. These decreases were partially offset by an $18.8 million decrease in income tax expense and a $5.7 million decrease in provision for credit losses between periods.

The net interest margin decreased 27 basis points, from 2.09% for the nine months ended June 30, 2010 to 1.82% for the nine months ended June 30, 2011.  The decrease in the net interest margin was due to an increase in the average balance of interest-earning assets at lower yields compared to the nine months ended June 30, 2010, partially offset by an increase in the average balance of interest-bearing liabilities at lower rates. The increase in the average balance of interest-earning assets was primarily a result of the proceeds from the corporate reorganization in December 2010. The proceeds were fully deployed into investment securities and MBS by the end of the second quarter of fiscal year 2011. The increase in the average balance of interest-bearing liabilities was due to an increase in deposits.

Interest and Dividend Income
Total interest and dividend income for the nine months ended June 30, 2011 was $260.3 million compared to $284.1 million for the nine months ended June 30, 2010.  The $23.8 million decrease was primarily a result of decreases in interest income on loans receivable of $23.9 million and MBS of $3.8 million, partially offset by an increase in interest income on investment securities of $3.7 million.

Interest income on loans receivable for the current nine month period was $189.9 million compared to $213.8 million for the prior year period.  The $23.9 million decrease in interest income was the result of a decrease of 31 basis points in the weighted average yield to 4.93% for the period and a decrease of $304.5 million in the average balance of the portfolio.  The decrease in the average balance was due to principal repayments outpacing originations and purchases between the two periods.  See additional discussion regarding loan portfolio activity in “Financial Condition – Loans Receivable.”  The decrease in the weighted average yield was due primarily to a significant amount of loan modifications, refinances, and ARM loans repricing between periods.  The decrease in the weighted average yield was also due to principal repayments of loans with higher yields than the remaining portfolio, and originations at market rates which were lower than the existing portfolio.

Interest income on MBS for the current nine month period was $52.4 million compared to $56.2 million for the prior year period.  The $3.8 million decrease was a result of a decrease of 67 basis points in the weighted average yield to 3.58% for the current nine months, partially offset by a $184.3 million increase in the average balance of the portfolio.  The weighted average yield decreased between the two periods due to purchases of MBS at a lower average yield than the existing portfolio between the two periods, repayments on MBS with yields higher than the existing portfolio, and adjustable-rate securities repricing to lower market rates.

Interest income on investment securities for the current nine month period was $14.6 million compared to $10.9 million for the prior year period.  The $3.7 million increase was primarily a result of an $800.4 million increase in the average balance, partially offset by a decrease in the average yield of 62 basis points to 1.24% for the current nine month period.  The increase in the average balance was a result of purchases funded with stock offering proceeds from the corporate reorganization, principal repayments from the MBS and loan portfolios, and retail deposits.  The average yield decreased due to purchases at yields lower than the overall portfolio yield, and to calls and maturities of higher yielding securities.

Interest Expense
Interest expense decreased $20.3 million to $135.4 million for the current nine month period from $155.7 million for the prior year period.  The decrease in interest expense was due primarily to a decrease in interest expense on the certificate of deposit portfolio and FHLB advances.

Interest expense on deposits for the current nine month period was $49.0 million compared to $61.0 million for the prior year period.  The $12.0 million decrease in interest expense on deposits was due primarily to a decrease in the weighted average rate paid on the certificate of deposit portfolio, as the portfolio continued to reprice to lower market rates.  The weighted average rate paid on the certificate of deposit portfolio decreased 67 basis points between the two periods, from 2.74% for the prior year period to 2.07% for the current nine month period.  The decrease in interest expense was partially offset by a $315.4 million increase in the average balance of the deposit portfolio, primarily the certificate of deposit and money market portfolios.

Interest expense on FHLB advances for the current nine month period was $67.6 million compared to $73.5 million for the prior year period.  The $5.9 million decrease in interest expense on FHLB advances was a result of the refinance and renewal of maturing FHLB advances between the two periods at lower rates, a new advance at a rate lower than the weighted average portfolio rate, and, to a lesser extent, a decrease in the average balance of $18.4 million primarily due to an advance that matured between periods that was not renewed.

Provision for Credit Losses
The Bank recorded a provision for credit losses of $2.4 million during the current nine month period, compared to a provision of $8.1 million for the nine months ended June 30, 2010.  The provision recorded in the current nine month period was primarily a result of the increase in and establishment of SVAs, primarily on purchased loans, and partially due to an increase in the general valuation allowance as a result of a decline in the current FHFA home price index, primarily in Kansas and Missouri.   The $8.1 million provision for credit losses in the prior year period was related primarily to the increase in certain loss factors in the general valuation allowance model in the prior year with no similar adjustments in the current fiscal year, and partially due to establishing and increasing SVAs, primarily on purchased loans.

Other Income and Expense
Total other income was $18.6 million for the current nine month period compared to $27.4 million for the prior year period.  The $8.8 million decrease was due primarily to no gains on the sale of securities in the current nine month period, compared to $6.5 million of gains in the prior nine month period.  Retail fees decreased $2.2 million related to a decrease in overdraft charges as a result of Regulation E, and other income, net decreased by $1.1 million due primarily to a decrease in net gains on loan sales.  Management is analyzing the Bank’s deposit account fee structure and plans to make adjustments to its fee structure to ensure that fees accurately reflect the costs of the Bank to provide services to customers.  It is unlikely, however, that all of the revenue lost as a result of changes to Regulation E will be recovered.

Effective October 31, 2010, the Bank discontinued its debit card rewards program.  The discontinuation of the program is estimated to result in a $1.5 million decrease in advertising and promotional expense for fiscal year 2011 compared to the prior fiscal year.

Total other expenses for the nine months ended June 30, 2011 were $109.3 million, compared to $66.5 million in the prior year period.  The $42.8 million increase was due to a $40.0 million cash contribution to the Foundation in connection with the corporate reorganization.  Other expenses, net increased $4.5 million, primarily related to REO operations and an impairment and valuation allowance taken on the mortgage-servicing rights asset.

In February 2011, the Federal Deposit Insurance Corporation  (“FDIC”) adopted a new assessment structure for insured institutions.  One of the significant changes includes using average total consolidated assets minus average tangible equity for the assessment base instead of average deposits and secured liabilities for the period.  It is estimated the Bank will realize a reduction in its deposit insurance assessment of $2.1 million in fiscal year 2011 compared to fiscal year 2010.  Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), that is, the ratio of the Deposit Insurance Fund to the insured deposit base.  The FDIC has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires that institutions with assets of more than $10 billion bear the effect of the increase in the statutory minimum DRR to 1.35%, from the former statutory minimum of 1.15%.  Although the Bank had less than $10 billion in assets as of June 30, 2011, in the event the Bank’s asset size grows to at least $10 billion for four consecutive quarters, the effect of this provision of the Dodd-Frank Act may be to increase the Bank’s cost of deposit insurance relative to institutions with less than $10 billion in assets.

A provision of the Dodd-Frank Act, commonly referred to as the “Durbin Amendment,” directed the Federal Reserve Board to analyze the debit card payments system and fix the interchange rates based upon their estimate of actual costs.  The Federal Reserve Board has established the interchange rate for all debit transactions for issuers with over $10 billion in assets, effective October 1, 2011, at $0.21 per transaction.  An additional five basis points of the transaction amount and an additional $0.01 may be collected by the issuer for fraud prevention and recovery, provided the issuer performs certain actions, all of which the Bank currently provides within its debit card program.  Currently this has no impact on the Company.  Based upon the Federal Reserve Board’s new interchange rate for issuers over $10 billion and the Bank’s debit card transaction volume year-to-date, it is estimated that the related fee income could decrease by $3.1 million annually from current levels if the Bank exceeds $10 billion in assets.  This estimate was derived from a recalculation of interchange revenues from the first three quarters of fiscal year 2011 based on the Federal Reserve Board’s new rates, compared to the actual interchange revenue received.  Although the Bank is exempt from the provisions of the rule on the basis of asset size, there is some uncertainty about the impact there will be on the interchange rates for issuers below the $10 billion level of assets.  The Durbin Amendment has been challenged in Federal District Court on the grounds of being unconstitutional, and a hearing is pending.

Income Tax Expense
Income tax expense for the current nine month period was $10.1 million compared to $28.9 million for the prior year nine month period.  The decrease in income tax expense between the periods was primarily a result of the $40.0 million contribution to the Foundation, which resulted in $14.0 million of income tax benefit.  The income tax benefit was recorded on the pretax loss due to the fact that the Company believes it will more than likely be able to utilize the $40.0 million contribution to the Foundation through current federal income tax deductions and those available within the five-year carryforward period.  The Company files a consolidated Kansas corporate income tax return, which includes the Company and Capitol Funds, Inc., but not the Bank.  The Bank files a Kansas privilege tax return.  The Company concluded at June 30, 2011 that it is not more likely than not that the contribution will be utilized on the Kansas corporate income tax return because the Bank’s earnings are not included in the Kansas corporate income tax return; therefore a valuation allowance has been established for the entire state income tax benefit.  The effective income tax rate for the current nine month period was 31.8% compared to 35.5% for the prior year nine month period.  The decrease in the effective tax rate between periods was due primarily to a $686 thousand tax return to tax provision adjustment related to income tax expense recognized in the prior years.  Excluding that adjustment, the effective income tax rate would have been 34.0% for the current nine month period.  The remaining difference between the effective income tax rates was due primarily to an increase in deductible expenses associated with the ESOP in the current fiscal year as a result of the new ESOP loan and the $0.60 per share welcome dividend paid in March 2011.  Due to pre-tax income being lower than the prior year, all of the items impacting the income tax rate had a larger impact to the overall effective tax rate than in the prior year.  Management anticipates the effective tax rate for the current fiscal year and fiscal year 2012 to be approximately 33% and 36%, respectively.

Average Balance Sheet
The following table presents the average balances of our assets, liabilities and stockholders’ equity and the related annualized yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated and the weighted average yield/rate on our interest-earning assets and interest-bearing liabilities at June 30, 2011.  Average yields are derived by dividing annualized income by the average balance of the related assets and average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown.  Average outstanding balances are derived from average daily balances.  The yields and rates include amortization of fees, costs, premiums and discounts which are considered adjustments to yields/rates. Yields on tax-exempt securities were not calculated on a tax-equivalent basis.

	At	For the Nine Months Ended
	June 30, 2011	June 30, 2011			June 30, 2010
		Average	Interest		Average	Interest
	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets:		(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	4.96%	$5,138,334	$189,890	4.93%	$5,442,854	$213,831	5.24%
MBS (2)	3.41	1,950,105	52,379	3.58	1,765,830	56,245	4.25
Investment securities (2)(3)	1.16	1,577,914	14,621	1.24	777,490	10,850	1.86
Capital stock of FHLB	2.98	123,146	2,710	2.94	134,067	2,991	2.98
Cash and cash equivalents	0.25	364,195	671	0.25	92,056	162	0.24
Total interest-earning assets (1) (2)	3.83	9,153,694	260,271	3.79	8,212,297	284,079	4.61
Other noninterest-earning assets		234,079			230,064
Total assets		$9,387,773			$8,442,361

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	0.08%	$514,396	$330	0.09%	$468,365	$471	0.13%
Savings	0.48	243,122	943	0.52	231,604	1,000	0.58
Money market	0.49	1,011,416	4,196	0.55	904,227	4,947	0.73
Certificates	2.01	2,811,165	43,497	2.07	2,660,540	54,612	2.74
Total deposits	1.35	4,580,099	48,966	1.43	4,264,736	61,030	1.91
FHLB advances (4)	3.76	2,377,063	67,638	3.80	2,395,449	73,535	4.10
Repurchase agreements	3.98	596,685	17,943	3.97	660,000	19,857	3.97
Other borrowings	--	36,917	855	3.05	53,609	1,233	3.03
Total borrowings	3.80	3,010,665	86,436	3.83	3,109,058	94,625	4.05
Total interest-bearing liabilities	2.32	7,590,764	135,402	2.38	7,373,794	155,655	2.81
Other noninterest-bearing liabilities		120,361			115,154
Stockholders' equity		1,676,648			953,413
Total liabilities and stockholders' equity		$9,387,773			$8,442,361
(Continued)

	At	For the Nine Months Ended
	June 30, 2011	June 30, 2011			June 30, 2010
		Average	Interest		Average	Interest
	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Rate	Balance	Paid	Rate	Balance	Paid	Rate
		(Dollars in thousands)

Net interest income (5)			$124,869			$128,424
Net interest rate spread (6)	1.51%			1.41%			1.80%
Net interest-earning assets		$1,562,930			$838,503
Net interest margin (7)				1.82			2.09
Ratio of interest-earning assets
to interest-bearing liabilities				1.21			1.11

Selected performance ratios:
Return on average assets (annualized)				0.31%			0.83%
Return on average equity (annualized)				1.72			7.33
Average equity to average assets				17.86			11.29

(Concluded)

(1)  Calculated net of unearned loan fees and deferred costs, and undisbursed loan funds.  Non-accruing loans are included in the loans receivable average balance with a yield of zero percent. Balances include LHFS.

(2)  MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)  The average balance of investment securities includes an average balance of nontaxable securities of $65.2 million and $72.0 million for the nine-month period ended June 30, 2011 and June 30, 2010, respectively.

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

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the nine months ended June 30, 2011 to the nine months ended June 30, 2010.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Nine Months Ended
	June 30, 2011 vs. June 30, 2010
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(11,794)	$(12,147)	$(23,941)
MBS	5,529	(9,395)	(3,866)
Investment securities	8,311	(4,540)	3,771
Capital stock of FHLB	(241)	(40)	(281)
Cash and cash equivalents	502	7	509
Total interest-earning assets	2,307	(26,115)	(23,808)

Interest-bearing liabilities:
Checking	41	(151)	(110)
Savings	48	(108)	(60)
Money market	538	(1,322)	(784)
Certificates	2,938	(14,048)	(11,110)
FHLB advances	(1,018)	(4,879)	(5,897)
Other borrowings	(2,300)	8	(2,292)
Total interest-bearing liabilities	247	(20,500)	(20,253)

Net change in net interest income	$2,060	$(5,615)	$(3,555)

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010

For the quarter ended June 30, 2011, the Company recognized net income of $17.3 million, compared to net income of $16.8 million for the same period in the prior fiscal year.  The $501 thousand increase in net income was due primarily to an increase in net interest income, mostly offset by an increase in other expense and a decrease in other income.

The net interest margin for the current quarter was 1.88% compared to 1.97% for the same period in the prior fiscal year.  The nine basis point decrease in the net interest margin was due primarily to an increase in the average balance of interest-earning assets at lower yields compared to the prior year quarter.  The increase in the average balance of interest-earning assets was primarily a result of the proceeds received from the corporate reorganization in December 2010.  The proceeds were fully deployed into investment securities and MBS by the end of the second quarter of fiscal year 2011.

Interest and Dividend Income
Total interest and dividend income for the current quarter was $88.1 million compared to $91.5 million for the quarter ended June 30, 2010.  The $3.4 million decrease was primarily a result of a decrease in interest income on loans receivable, partially offset by an increase in interest income on MBS.

Interest income on loans receivable for the current quarter was $62.4 million compared to $69.0 million for the prior year quarter.  The $6.6 million decrease in interest income was due to a 29 basis point decrease in the weighted average yield to 4.85% for the current quarter, and a decrease of $223.0 million in the average balance of the portfolio.  The decrease in the weighted average yield was due primarily to a significant amount of loan modifications, refinances, and ARM loans repricing between periods, and, to a lesser extent, principal repayments of loans with yields higher than the remaining portfolio, and originations at market rates which were lower than the existing portfolio.  The decrease in the average balance was due to principal repayments outpacing originations and purchases between the two periods.  See additional discussion regarding loan portfolio activity in “Financial Condition – Loans Receivable.”

Interest income on MBS for the current quarter was $19.6 million compared to $16.9 million for the prior year quarter.  The $2.7 million increase was due to a $670.1 million increase in the average balance of the portfolio, partially offset by a 72 basis point decrease in the weighted average yield to 3.40% for the current quarter.  The decrease in the weighted average yield between the two periods was due primarily to purchases of MBS at a lower average yield than the existing portfolio between the two periods and repayments on MBS with yields higher than the remaining portfolio.

Interest income on investment securities for the current quarter was $5.1 million compared to $4.6 million for the prior year quarter.  The $538 thousand increase was due to a $706.9 million increase in the average balance of the portfolio, partially offset by a 58 basis point decrease in the weighted average yield to 1.17% for the current quarter.  The increase in the average balance was primarily a result of purchases funded with proceeds from the corporate reorganization.  The decrease in the weighted average yield of the portfolio was attributed to purchases made at lower market yields than the overall portfolio yield and to maturities and calls of securities with yields greater than the remaining portfolio, and adjustable-rate securities repricing to lower market rates.

Interest Expense
Total interest expense decreased $6.8 million to $43.8 million for the current quarter from $50.6 million for the prior year quarter.  The decrease in interest expense was due primarily to a $3.6 million decrease in interest expense on deposits and a $1.9 million decrease in interest expense on FHLB advances.

Interest expense on deposits for the current quarter was $15.5 million compared to $19.1 million for the prior year quarter.  The $3.6 million decrease in interest expense on deposits was due primarily to a decrease in the weighted average rate paid on the certificate of deposit portfolio, as the portfolio continued to reprice to lower market rates.  The weighted average rate paid on the certificate of deposit portfolio decreased 56 basis points between the two periods, from 2.56% for the prior year quarter to 2.00% for the current quarter.  The decrease in interest expense was partially offset by a $259.5 million increase in the average balance of the deposit portfolio.

Interest expense on FHLB advances for the current quarter was $22.5 million compared to $24.4 million for the prior year quarter.  The $1.9 million decrease in interest expense on FHLB advances was due primarily to a 37 basis point decrease in the weighted average rate, due to the refinance and renewal of maturing FHLB advances at lower rates between periods, and to the Bank obtaining a new advance at a rate lower than existing advances.

Provision for Credit Losses
The Bank recorded a provision for credit losses of $1.2 million during the current quarter, compared to a provision of $1.8 million for the quarter ended June 30, 2010.  The provision recorded in the current quarter was primarily a result of the increase in and establishment of SVAs, primarily on purchased loans, and partially due to an increase in the general valuation allowance as a result of a decline in the current FHFA home price index, primarily in Kansas and Missouri.

Other Income and Expense
Total other income was $6.1 million for the current quarter compared to $7.8 million for the prior year quarter.  The $1.7 million decrease was due primarily to a decrease in other income, net, as well as to a decrease in retail fees and charges.  The decrease in other income, net was due primarily to a decrease in net gains on loan sales.  The decrease in retail fees was due primarily to a decrease in overdraft fees due to changes in Regulation E between periods.

Total other expense was $23.1 million for the current quarter compared to $20.6 million for the prior year quarter.  The $2.5 million increase was due to an increase of $1.6 million in other expenses, net due to REO operations, and an increase of $1.2 million in salaries and employee benefits due to excess compensation expense related to the ESOP.

Income Tax Expense
Income tax expense was $8.8 million for the current quarter, compared to $9.4 million for the prior year quarter.  The effective tax rate for the current quarter was 33.8% compared to 36.0% for the prior year quarter.  The decrease in the effective tax rate between periods was due primarily to an increase in deductible expenses associated with the ESOP in the current fiscal year as a result of the new ESOP loan and the $0.60 per share welcome dividend paid in March 2011.

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

	For the Three Months Ended
	June 30, 2011			June 30, 2010
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$5,146,617	$62,393	4.85%	$5,369,611	$68,990	5.14%
MBS (2)	2,307,565	19,619	3.40	1,637,509	16,864	4.12
Investment securities (2)(3)	1,748,804	5,103	1.17	1,041,935	4,565	1.75
Capital stock of FHLB	126,793	925	2.93	135,061	1,005	2.98
Cash and cash equivalents	73,772	43	0.24	103,574	61	0.24
Total interest-earning assets	9,403,551	88,083	3.75	8,287,690	91,485	4.42
Other noninterest-earning assets	227,261			229,972
Total assets	$9,630,812			$8,517,662

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$539,570	$111	0.08%	$490,216	$152	0.12%
Savings	253,254	312	0.49	238,108	322	0.54
Money market	1,047,485	1,338	0.51	940,270	1,611	0.69
Certificates	2,765,045	13,755	2.00	2,677,303	17,064	2.56
Total deposits	4,605,354	15,516	1.35	4,345,897	19,149	1.77
FHLB advances (4)	2,431,511	22,539	3.71	2,398,458	24,417	4.08
Repurchase agreements	565,824	5,693	3.98	660,000	6,619	3.97
Other borrowings	3,535	27	3.05	53,609	413	3.05
Total borrowings	3,000,870	28,259	3.76	3,112,067	31,449	4.04
Total interest-bearing liabilities	7,606,224	43,775	2.30	7,457,964	50,598	2.72
Other noninterest-bearing liabilities	90,001			103,130
Stockholders' equity	1,934,587			956,568
Total liabilities and stockholders' equity	$9,630,812			$8,517,662
					(Continued)

	For the Three Months Ended
	June 30, 2011			June 30, 2010
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Net interest income (5)		$44,308			$40,887
Net interest rate spread (6)			1.45%			1.70%
Net interest-earning assets	$1,797,327			$829,726
Net interest margin (7)			1.88			1.97
Ratio of interest-earning assets
to interest-bearing liabilities			1.24			1.11

Selected performance ratios:
Return on average assets (annualized)			0.72%			0.79%
Return on average equity (annualized)			3.57			7.01
Average equity to average assets			20.09			11.23
					(Concluded)

(1)  Calculated net of unearned loan fees and deferred costs, and undisbursed loan funds.  Non-accruing loans are included in the loans receivable average balance with a yield of zero percent. Balances include LHFS.

(2)  MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)  The average balance of investment securities includes an average balance of nontaxable securities of $62.6 million and $72.3 million for the quarters ended June 30, 2011 and June 30, 2010, respectively.

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

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended June 30, 2011 to the quarter ended June 30, 2010.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	Quarter Ended June 30,
	2011 vs. 2010
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(2,849)	$(3,748)	$(6,597)
MBS	6,061	(3,306)	2,755
Investment securities	2,391	(1,853)	538
Capital stock of FHLB	(63)	(17)	(80)
Cash equivalents	(18)	--	(18)
Total interest-earning assets	5,522	(8,924)	(3,402)

Interest-bearing liabilities:
Checking	14	(53)	(39)
Savings	20	(31)	(11)
Money market	171	(457)	(286)
Certificates	547	(3,844)	(3,297)
FHLB advances	(87)	(1,791)	(1,878)
Other borrowings	(1,328)	16	(1,312)
Total interest-bearing liabilities	(663)	(6,160)	(6,823)

Net change in net interest income	$6,185	$(2,764)	$3,421
Comparison of Operating Results for the Three Months Ended June 30, 2011 and March 31, 2011

For the quarter ended June 30, 2011, the Company recognized net income of $17.3 million, compared to net income of $15.6 million for the quarter ended March 31, 2011.  The $1.7 million increase between periods was due primarily to an increase in net interest income.

The net interest margin for the current quarter was 1.88% compared to 1.70% for the quarter ended March 31, 2011.  The 18 basis point increase in the net interest margin was due primarily to a full quarter of earnings on higher-yielding securities.  Following the corporate reorganization, the proceeds were invested in cash, earning 25 basis points, for a portion of the quarter ended March 31, 2011.  Additionally, the net interest margin for the June 30, 2011 quarter increased by approximately five basis points as a result of net deferred premium recognition in the previous quarter related to loan modifications.

Interest and Dividend Income
Total interest and dividend income for the current quarter was $88.1 million compared to $84.9 million for the quarter ended March 31, 2011.  The $3.2 million increase was primarily a result of a $2.3 million increase in interest income on MBS.

Interest income on loans receivable for the current quarter was $62.4 million compared to $61.5 million for the quarter ended March 31, 2011.  The $839 thousand increase in interest income in the current quarter was due primarily to net deferred premium recognition in the prior quarter.

Interest income on MBS for the current quarter was $19.6 million compared to $17.3 million for the quarter ended March 31, 2011.  The $2.3 million increase was a result of a $364.4 million increase in the average balance of the portfolio as a portion of the proceeds received from the corporate reorganization were used to purchase MBS during the prior quarter, partially offset by a 17 basis point decrease in the weighted average yield due to purchases of MBS at a lower average yield than the existing portfolio.

Interest income on cash and cash equivalents was $43 thousand for the current quarter compared to $441 thousand for the March 31, 2011 quarter.  The $398 thousand decrease was a result of a decrease in the average balance, due to the investment of proceeds from the corporate reorganization.

Interest Expense
Total interest expense decreased slightly, from $44.4 million for the prior quarter to $43.8 million for the current quarter.  The decrease was due primarily to a $553 thousand decrease in interest expense on deposits and a $628 thousand decrease in expense on other borrowings, partially offset by a $571 thousand increase in interest expense on FHLB advances.  The decrease in interest expense on deposits was due primarily to a decrease in the average balance of the certificate of deposit portfolio and portfolio repricing.  The increase in interest expense on FHLB advances was primarily a result of an increase in the average balance between the two periods as the Bank obtained an additional $100.0 million advance during the current quarter.

Provision for Credit Losses
The Bank recorded a provision for credit losses of $1.2 million during the current quarter, compared to a provision of $520 thousand for the quarter ended March 31, 2011.  The provision recorded in the current quarter was primarily a result of the increase in and establishment of SVAs, primarily on purchased loans, and partially due to an increase in the general valuation allowance as a result of a decline in the current FHFA home price index, primarily in Kansas and Missouri.

Other Income and Expense
Total other income was relatively unchanged at $6.1 million for the quarters ended June 30, 2011 and March 31, 2011.  Total other expenses increased slightly, from $22.9 million for the quarter ended March 31, 2011 to $23.1 million for the current quarter.  The increase was a result of an increase in salaries and employee benefits and advertising expenses, mostly offset by a decrease in other expenses, net.  The increase in salaries and employee benefits was due primarily to increases in ESOP compensation expense associated with dividends paid on unallocated ESOP shares and officer bonus expense.  The decrease in other expenses, net, was due primarily to a decrease in amortization on low income housing partnerships and a decrease in REO activity.

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
	For the Three Months Ended
	June 30, 2011			March 31, 2011
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$5,146,617	$62,393	4.85%	$5,130,904	$61,554	4.80%
MBS (2)	2,307,565	19,619	3.40	1,943,172	17,320	3.57
Investment securities (2)(3)	1,748,804	5,103	1.17	1,638,448	4,743	1.16
Capital stock of FHLB	126,793	925	2.93	121,778	883	2.94
Cash and cash equivalents	73,772	43	0.24	721,407	441	0.25
Total interest-earning assets	9,403,551	88,083	3.75	9,555,709	84,941	3.56
Other noninterest-earning assets	227,261			234,608
Total assets	$9,630,812			$9,790,317

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$539,570	$111	0.08%	$512,707	$105	0.08%
Savings	253,254	312	0.49	240,843	312	0.53
Money market	1,047,485	1,338	0.51	1,021,935	1,413	0.56
Certificates	2,765,045	13,755	2.00	2,888,322	14,239	2.00
Total deposits	4,605,354	15,516	1.35	4,663,807	16,069	1.40
FHLB advances (4)	2,431,511	22,539	3.71	2,350,722	21,968	3.79
Repurchase agreements	565,824	5,693	3.98	609,167	5,939	3.90
Other borrowings	3,535	27	3.05	53,609	409	3.05
Total borrowings	3,000,870	28,259	3.76	3,013,498	28,316	3.80
Total interest-bearing liabilities	7,606,224	43,775	2.30	7,677,305	44,385	2.34
Other noninterest-bearing liabilities	90,001			96,596
Stockholders' equity	1,934,587			2,016,416
Total liabilities and stockholders' equity	$9,630,812			$9,790,317
					(Continued)

	For the Three Months Ended
	June 30, 2011			March 31, 2011
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Net interest income (5)		$44,308			$40,556
Net interest rate spread (6)			1.45%			1.22%
Net interest-earning assets	$1,797,327			$1,878,404
Net interest margin (7)			1.88			1.70
Ratio of interest-earning assets
to interest-bearing liabilities			1.24			1.24

Selected performance ratios:
Return on average assets (annualized)			0.72%			0.64%
Return on average equity (annualized)			3.57			3.10
Average equity to average assets			20.09			20.60
					(Concluded)

 (1) Calculated net of unearned loan fees and deferred costs, and undisbursed loan funds.  Non-accruing loans are included in the loans receivable average balance with a yield of zero percent. Balance includes mortgage LHFS.

(2) MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3) The average balance of investment securities includes an average balance of nontaxable securities of $62.6 million and $64.5 million for the quarters ended June 30, 2011 and March 31, 2011, respectively.

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

Rate/Volume Analysis

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended June 30, 2011 to the quarter ended March 31, 2011.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	Quarter Ended
	June 30, 2011 vs. March 31, 2011
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$188	$651	$839
MBS	3,151	(852)	2,299
Investment securities	319	41	360
Capital stock of FHLB	44	(2)	42
Cash and cash equivalents	(381)	(17)	(398)
Total interest-earning assets	3,321	(179)	3,142

Interest-bearing liabilities:
Checking	4	--	4
Savings	17	(24)	(7)
Money market	40	(113)	(73)
Certificates	(477)	--	(477)
FHLB advances	595	(24)	571
Other borrowings	(757)	129	(628)
Total interest-bearing liabilities	(578)	(32)	(610)

Net change in net interest income	$3,899	$(147)	$3,752

Liquidity and Capital Resources

Liquidity refers to our ability to generate sufficient cash to fund ongoing operations, to pay maturing certificates of deposit and other deposit withdrawals, to repay maturing borrowings, and to fund loan commitments.  Liquidity management is both a daily and long-term function of our business management.  The Company’s most available liquid assets are represented by cash and cash equivalents, AFS MBS and investment securities, and short-term investment securities.  The Bank’s primary sources of funds are deposits, FHLB advances, other borrowings, repayments and maturities of outstanding loans and MBS and other short-term investments, and funds provided by operations.  The Bank’s borrowings primarily have been used to invest in U.S. GSE debentures and MBS securities in an effort to manage the Bank’s interest rate risk with the intent to improve the earnings of the Bank while maintaining capital ratios in excess of regulatory standards for well-capitalized financial institutions.  In addition, the Bank’s focus on managing risk has provided additional liquidity capacity by remaining below FHLB borrowing limits and by increasing the balance of MBS and investment securities available as collateral for borrowings.

We generally intend to maintain cash reserves sufficient to meet short-term liquidity needs, which are routinely forecasted for 10, 30, and 365 days.  Additionally, on a monthly basis, we perform a liquidity stress test in accordance with the Interagency Policy Statement on Funding and Liquidity Risk Management.  The liquidity stress test incorporates both short-term and long-term liquidity scenarios in order to quantify liquidity risk. In the event short-term liquidity needs exceed available cash, the Bank has access to lines of credit at the FHLB and the Federal Reserve Bank.  The FHLB line of credit, when combined with FHLB advances, may generally not exceed 40% of total assets.  Our excess capacity at the FHLB as of June 30, 2011 was $1.22 billion. The Federal Reserve Bank line of credit is based upon the fair values of the securities pledged as collateral and certain other characteristics of those securities, and is used only when other sources of short-term liquidity are unavailable.  At June 30, 2011, the Bank had $1.99 billion of securities that were eligible but unused as collateral for borrowing or other liquidity needs.  This collateral amount is comprised of AFS and HTM securities with individual fair values greater than $10.0 million, which is then reduced by a collateralization ratio of 10% to account for potential market value fluctuations.  Borrowings on the lines of credit are outstanding until replaced by cash flows from long-term sources of liquidity, and are generally outstanding no longer than 30 days.

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

At June 30, 2011, cash and cash equivalents totaled $161.9 million, an increase of $96.7 million from September 30, 2010.  The increase was due to $100.0 million of securities called at the end of June that were not reinvested, in anticipation of repaying $75.0 million of borrowings that matured and were repaid in July 2011.

During the first nine months of fiscal year 2011, loan originations and purchases, net of principal repayments and related loan activity, resulted in a cash outflow of $7.7 million, compared to a cash inflow of $76.9 million in the same period in the prior year, as principal repayments exceeded loan originations and purchases in the prior year period.  See additional discussion regarding loan activity in “Financial Condition – Loans Receivable.”

During the first nine months of fiscal year 2011, the Company received principal payments on MBS of $350.0 million and proceeds from called or matured investment securities of $870.4 million.  These funds were largely reinvested into investment securities and MBS.  During the nine months ended June 30, 2011, the Company purchased $1.16 billion of investment securities and $1.09 billion of MBS.  The purchases were also funded by proceeds from the stock offering in connection with the corporate reorganization.

The following table presents the contractual maturity of our loan, MBS, and investment securities portfolios at June 30, 2011.  Loans and securities which have adjustable interest rates are shown as maturing in the period during which the contract is due.  The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses.

	Loans (1)		MBS		Investment Securities		Total
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Amounts due:
Within one year	$30,107	4.99%	$--	--%	$285,038	1.90%	$315,145	2.19%

After one year:
Over one to two	38,151	4.70	--	--	146,145	1.47	184,296	2.14
Over two to three	12,893	5.33	--	--	348,412	1.32	361,305	1.46
Over three to five	37,302	5.45	1,220	6.00	807,311	1.37	845,833	1.56
Over five to ten	414,703	5.06	634,458	3.95	22,394	4.14	1,071,555	4.38
Over 10 to 15	1,136,207	4.51	705,698	3.64	3,618	5.26	1,845,523	4.18
After 15 years	3,542,628	4.84	1,001,169	3.31	8,243	3.33	4,552,040	4.50
Total due after one year	5,181,884	4.79	2,342,545	3.58	1,336,123	1.44	8,860,552	3.96

	$5,211,991	4.79%	$2,342,545	3.58%	$1,621,161	1.52%	$9,175,697	3.90%

(1)
Demand loan, loans having no stated maturity, and overdraft loans are included in the amounts due within one year.  Construction loans are reported based on the term to complete construction.  The maturity date for home equity loans assumes the customer always makes the required minimum payment.

The Bank utilizes FHLB advances to provide funds for lending and investment activities.  The Bank’s policies allow advances up to 40% of total Bank assets.  At June 30, 2011, the Bank’s ratio of the face amount of advances to total assets, as reported to the OTS, was 27%.  The advances are secured by a blanket pledge of our loan portfolio, as collateral, supported by quarterly reporting to the FHLB.  Currently, the blanket pledge is sufficient collateral for the FHLB advances.  It is possible that increases in our borrowings or decreases in our loan portfolio could require the Bank to pledge securities as collateral on the FHLB advances.  The Bank relies on FHLB advances as a primary source of borrowings, as the face value of FHLB advances total $2.48 billion.  During the fiscal year, $200.0 million of fixed-rate FHLB advances with a weighted average contractual rate of 4.71% matured and were replaced with $200.0 million of fixed-rate FHLB advances with a weighted average contractual interest rate of 2.83% and a weighted average term of 83 months.  The Bank also obtained an additional advance of $100.0 million at 2.82% for 84 months during the current quarter.

The Bank has access to and utilizes other sources for liquidity, such as secondary market repurchase agreements, brokered deposits, and public unit deposits.  The Bank’s policy limits total borrowings to 55% of total assets.  At June 30, 2011, the Bank had repurchase agreements of $565.0 million.  The Bank may enter into additional repurchase agreements as management deems appropriate, not to exceed 15% of total assets.  During the nine months ended June 30, 2011, a maturing $100.0 million repurchase agreement with a contractual rate of 4.23% was replaced with another $100.0 million repurchase agreement with a contractual rate of 3.35% for a term of 84 months, and two repurchase agreements for a total of $50.0 million at a weighted average rate of 2.86% matured and were not replaced.  Repurchase agreements totaling $50.0 million are scheduled to mature during the last quarter of fiscal year 2011.  At the time of this filing, $25.0 million had matured and was not renewed, and the remaining $25.0 million is not expected to be renewed. The Bank has pledged securities with an estimated fair value of $657.3 million as collateral for repurchase agreements at June 30, 2011.  The securities pledged for the repurchase agreements will be delivered back to the Bank when the repurchase agreements mature.

 As of June 30, 2011, the Bank’s policy allows for brokered deposits up to 10% of total deposits and public unit deposits up to 5% of total deposits.  At June 30, 2011, the Bank had brokered deposits of $83.7 million, or approximately 2% of total deposits and public unit deposits of $117.1 million, or approximately 3% of total deposits.  Management continuously monitors the wholesale deposit market for opportunities to obtain brokered and public unit deposits at attractive rates.  The Bank has pledged securities with an estimated fair value of $141.0 million as collateral for public unit deposits.  The securities pledged as collateral for public unit deposits are held under joint custody receipt by the FHLB and generally will be released upon deposit maturity.

At June 30, 2011, $1.53 billion of the $2.71 billion in certificates of deposit were scheduled to mature within one year.  Included in the $1.53 billion are $94.0 million in public unit deposits.  Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products at the prevailing rate, although no assurance can be given in this regard.

In April 2011, the Company redeemed the outstanding Debentures of $53.6 million, using a portion of the offering proceeds from the corporate reorganization.

As of June 30, 2011, the Bank had entered into $7.5 million of agreements with a third party in connection with the remodeling of the Bank’s home office.  As of June 30, 2011, $2.8 million of those agreements were outstanding.  The existing home office building was constructed in 1961 and has been fully depreciated since 1997.  The project scope includes replacement of all mechanical and electrical systems, interior finishes, and exterior building components.  The completed project will result in a more energy efficient building which is expected to lower our utility and maintenance expenses.  There will be additional agreements and expenses related to the project through fiscal year 2013, which is when the project is expected to be completed.  Costs related to the project will be capitalized and depreciated according to the estimated useful life of the assets as they are placed in service.

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

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company.  So long as the Bank continues to remain “well-capitalized” after each capital distribution, operate in a safe and sound manner, provide the OTS with updated capital levels, non-performing asset balances and ACL information as requested, and comply with the interest rate risk management guidelines of the OTS, it is management’s belief that the OTS will continue to allow the Bank to distribute its net income to the Company, although no assurance can be given in this regard.

In connection with the corporate reorganization in December 2010, a “liquidation account” was established for the benefit of certain depositors of the Bank in an amount equal to MHC’s ownership interest in the retained earnings of Capitol Federal Financial as of June 30, 2010.  Under applicable federal banking regulations, neither the Company nor the Bank is permitted to pay dividends of its capital stock to its stockholders if stockholders’ equity would be reduced below the current amount of the liquidation account at that time.

The Company paid cash dividends of $17.0 million prior to the corporate reorganization, and has paid $121.0 million since the corporate reorganization, for total cash dividends paid of $138.0 million as of June 30, 2011.  The $17.0 million consisted of a quarterly dividend of $10.6 million and a special dividend of $6.4 million related to fiscal year 2010 earnings, per the Company’s prior dividend policy.  The $121.0 million consisted of quarterly dividends of $24.2 million and the welcome dividend of $96.8 million.  In July 2011, the Company declared a quarterly cash dividend of $0.075 per share, which will equate to approximately $12.1 million, payable August 19, 2011.  Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, the Bank’s regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company.  At June 30, 2011, Capitol Federal Financial, Inc., at the holding company level, had $79.8 million on deposit with the Bank and $404.2 million in investment securities with a WAL of 0.77 years.

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

The Company’s contractual obligations related to operating leaseshave not changed significantly from September 30, 2010.  The following table summarizes our other contractual obligations as of June 30, 2011.

	Maturity Range
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
	(Dollars in thousands)

Certificates of deposit	$2,706,263	$1,530,896	$801,599	$370,606	$3,162
Weighted average rate	2.01%	1.83%	2.10%	2.55%	2.65%

FHLB advances	2,476,000	326,000	1,075,000	475,000	600,000
Weighted average rate	3.43	3.53	3.53	3.67	3.01

Repurchase agreements	565,000	200,000	145,000	120,000	100,000
Weighted average rate	3.98	4.27	3.81	4.24	3.35

Commitments to originate and
purchase mortgage loans	114,237	114,237	--	--	--
Weighted average rate	4.13	4.13	--	--	--

Commitments to fund unused home
equity lines of credit	267,466	267,466	--	--	--
Weighted average rate	4.51	4.51	--	--	--

Unadvanced portion of
construction loans	26,250	26,250	--	--	--
Weighted average rate	4.35	4.35	--	--	--

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

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status in accordance with regulatory standards.  As of June 30, 2011, the Bank exceeded all regulatory capital requirements.  The following table presents the Bank’s regulatory capital ratios at June 30, 2011 based upon regulatory guidelines.

		Regulatory
		Requirement
	Bank	For “Well-
	Ratios	Capitalized” Status
Tangible equity	14.7%	N/A
Tier 1 (core) capital	14.7%	5.0%
Tier 1 (core) risk-based capital	37.3%	6.0%
Total risk-based capital	37.6%	10.0%

A reconciliation of the Bank’s equity under GAAP to regulatory capital amounts as of June 30, 2011 is as follows (dollars in thousands):

Total Bank equity as reported under GAAP	$1,378,523
Unrealized gains on AFS securities	(27,043)
Other	(271)
Total tangible and core capital	1,351,209
ACL (1)	11,028
Total risk-based capital	$1,362,237

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

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

For a complete discussion of the Bank’s asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Bank’s portfolios, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk” in the Company’s Annual Report to Stockholders for the year ended September 30, 2010, attached as Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.  The analysis presented in the tables below reflects the level of market risk at the Bank and does not include the assets at the Company, at the holding company level.  Assets at the holding company are not managed in accordance with the interest rate risk objectives of the Bank.  A general discussion of the impact of the holding company assets is included for each table.

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

The general objective of our interest rate risk management program is to determine and manage an appropriate level of interest rate risk while maximizing net interest income, in a manner consistent with our policy to reduce, to the extent possible, the exposure of our net interest income to changes in market interest rates.  The Asset and Liability Committee (“ALCO”) regularly reviews the interest rate risk exposure of the Bank by forecasting the impact of hypothetical, alternative interest rate environments on net interest income and market value of portfolio equity (“MVPE”) at various dates.  The MVPE is defined as the net of the present value of the cash flows of existing assets, liabilities and off-balance sheet instruments.  The present values are determined based upon market conditions as of the date of the analysis as well as in alternative interest rate environments providing potential changes in MVPE under those alternative interest rate environments.  Net interest income is projected in the same alternative interest rate environments as well, both with a static balance sheet and with management strategies considered.  MVPE and net interest income analyses are also conducted to estimate our sensitivity to rates for future time horizons based upon market conditions as of the date of the analysis. In addition to the interest rate environments presented below, management also reviews the impact of non-parallel rate shock scenarios on a quarterly basis.  These scenarios consist of flattening and steepening the yield curve by changing short-term and long-term scenarios independent of each other, and simulating cash flows and valuations as a result of the simulated changes in rates.  This analysis helps management quantify the Bank’s exposure to changes in the shape of the yield curve.

For each period end presented in the following table, the estimated percentage change in the Bank’s net interest income based on the indicated instantaneous, parallel and permanent change in interest rates is presented.  The percentage change in each interest rate environment represents the difference between estimated net interest income in the zero basis point interest rate environment (“base case”, assumes the forward market and product interest rates implied by the yield curve are realized) and estimated net interest income in each alternative interest rate environment (assumes market and product interest rates have a parallel shift in rates across all maturities by the indicated change in rates).  Estimations of net interest income used in preparing the table below are based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change materially and that any repricing of assets or liabilities occurs at anticipated product and market rates for the alternative rate environments as of the dates presented.  The estimation of net interest income does not include any projected gain or loss related to the sale of loans or securities, or income derived from non-interest income sources, but does include the use of different prepayment assumptions in the alternative interest rate environments.  It is important to consider that the estimated changes in net interest income are for a cumulative four-quarter period.  These do not reflect the earnings expectations of management.

Change	Percentage Change in Net Interest Income
(in Basis Points)	At
in Interest Rates(1)	June 30, 2011	March 31, 2011	September 30, 2010
-200 bp	N/A	N/A	N/A
-100 bp	N/A	N/A	N/A
000 bp	--	--	--
+100 bp	-0.50%	-0.66%	6.44%
+200 bp	-3.45%	-3.84%	4.56%
+300 bp	-7.91%	-8.31%	0.93%

(1)	Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

At June 30, 2011, the net interest income projection was negatively impacted by the interest rate shock scenarios presented.  At September 30, 2010, the net interest income projection improved in the rising rate scenarios.  The decrease from September 30, 2010 to June 30, 2011 was caused primarily by an increase in interest rates between these two periods.  As interest rates rise, borrowers have less economic incentive to refinance their mortgages and agency debt issuers have less economic incentive to exercise their call options in order to issue new debt at lower interest rates.  This resulted in lower projected cash flows over the four quarter period available for reinvestment at higher yields as interest rates increase.  As interest rates increase, more liabilities than assets reprice, resulting in a lower net interest income projection.  In addition, loan modifications and mortgage repayments during the current period resulted in a decrease in the average yield on the Bank’s mortgage related assets.  This, in turn,  results in lower cash flow projections as well as a decrease in the amount of assets expected to reprice as interest rates rise.

The smaller percentage decrease in the net interest income projections from March 31, 2011 to June 30, 2011 was caused by a decrease in interest rates between the two periods.  As interest rates fall, borrowers have more of an economic incentive to refinance their mortgages and agency debt issuers have more of an economic incentive to exercise their call options in order to issue new debt at lower interest rates.  This resulted in higher projected cash flows over the four quarter period available for reinvestment at higher yields as interest rates increase.

The securities held at the holding company are short-term bullet agency debentures and are not a component of the Bank’s interest rate risk management program.  The inclusion of these assets in the net interest income projection would have resulted in a less negative impact to the rising interest rate shock scenarios due to the short-term nature of the securities.  In addition, the cash flows from these assets do not change as interest rates rise.  As a result, these assets would provide cash flows that could be reinvested into higher interest rates.

The following table sets forth the estimated percentage change in the MVPE at each period end presented based on the indicated instantaneous, parallel and permanent change in interest rates.  The percentage change in each interest rate environment represents the difference between the MVPE in the base case and the MVPE in each alternative interest rate environment.  The estimations of MVPE used in preparing the table below are based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change, that any repricing of assets or liabilities occurs at current product or market rates for the alternative rate environments as of the dates presented, and that different prepayment rates are used in each alternative interest rate environment.  The estimated MVPE results from the valuation of cash flows from financial assets and liabilities over the anticipated lives of each for each interest rate environment.  The following table presents the effects of the change in interest rates on our financial assets and liabilities as they mature, repay or reprice, as shown by the change in the MVPE in changing interest rate environments.

Change	Percentage Change in MVPE
(in Basis Points)	At
in Interest Rates(1)	June 30, 2011	March 31, 2011	September 30, 2010
-200 bp	N/A	N/A	N/A
-100 bp	N/A	N/A	N/A
000 bp	--	--	--
+100 bp	-3.54%	-4.85%	0.10%
+200 bp	-10.86%	-12.84%	-8.76%
+300 bp	-19.77%	-22.09%	-22.42%

(1)	Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

Changes in the estimated market values of our financial assets and liabilities drive changes in the estimates of MVPE.  The market values of shorter term-to-maturity financial instruments are less sensitive to changes in interest rates than the market values of longer term-to-maturity financial instruments.  Because of this, our certificates of deposit (which have relatively short average lives) tend to display less sensitivity to changes in interest rates than do mortgage-related assets (which have relatively long average lives).  The average expected life of mortgage-related assets varies under different interest rate environments because borrowers have the ability to prepay their mortgage loans.  The Bank manages this disparity by using long-term, fixed-rate borrowings to lengthen liabilities and by purchasing investment securities that are generally shorter term than the Bank’s mortgage-related asset portfolios.

At June 30, 2011, the MVPE decreased from the base case results in all of the interest rate shock scenarios.  Compared to September 30, 2010, the MVPE is more sensitive in the +100 and +200 basis point instantaneous rate change scenarios.  As discussed above, interest rates increased between these two periods.  This resulted in an increase in the WAL of all mortgage-related assets and callable investment securities between the two periods, which makes the market value of these assets more sensitive to changes in interest rates.  As a result, as interest rates are adjusted upward at June 30, 2011, the change in the market value of assets is greater than the change in the market value of liabilities.  In the +300 basis point scenarios, the MVPE continues to decrease, although at a slower rate.  The primary reason for the smaller change at June 30, 2011 than at September 30, 2010 is the significant increase in the base case MVPE as a result of an increase in capital due to the Company down-streaming 50% of the stock offering proceeds from the corporate reorganization to the Bank.  The larger base case MVPE at June 30, 2011 requires a much larger change from the base case MVPE at September 30, 2010 to effect the same percentage change.

The decrease in the sensitivity of the MVPE at June 30, 2011 compared to March 31, 2011 was caused by the decrease in interest rates between the two periods.  As discussed above, this decrease consequently increases the prepayment expectations for the mortgage related asset and call projections for the callable agency debentures.  As a result, the mismatch between the WAL of our financial assets and liabilities is smaller at June 30, 2011, resulting in a smaller negative impact to the MVPE at June 30, 2011 compared to March 31, 2011.

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

The following gap table summarizes the anticipated maturities or repricing of our interest-earning assets and interest-bearing liabilities at the Bank at June 30, 2011, based on the information and assumptions set forth in the notes below.  The table excludes interest-earning assets at the holding company.  Cash flow projections for mortgage loans and MBS are calculated based on current interest rates.  Prepayment projections are subjective in nature, involve uncertainties and assumptions and, therefore, cannot be determined with a high degree of accuracy.  Although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates.  Assumptions may not reflect how actual yields and costs respond to market changes.  The interest rates on certain types of financial assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of financial assets and liabilities may lag behind changes in market interest rates.  Certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the gap table. For additional information regarding the impact of changes in interest rates, see the Percentage Change in Net Interest Income and Percentage Change in MVPE tables above.

	Within	Three to	More Than	More Than
	Three	Twelve	One Year to	Three Years	Over
	Months	Months	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable (1):
Mortgage loans:
Fixed	$208,269	$556,021	$926,110	$596,347	$1,899,222	$4,185,969
Adjustable	61,524	409,340	262,277	71,825	11,425	816,391
Other loans	127,297	16,192	14,929	9,063	6,077	173,558
Investment securities (2)	251,291	348,988	277,237	331,350	8,830	1,217,696
MBS (3)	279,191	558,840	594,200	380,678	485,427	2,298,336
Other interest-earning assets	137,578	--	--	--	--	137,578
Total interest-earning assets	1,065,150	1,889,381	2,074,753	1,389,263	2,410,981	8,829,528

Interest-bearing liabilities:
Deposits:
Checking (4)	72,718	36,868	91,260	69,500	272,509	542,855
Savings (4)	92,011	10,856	25,032	19,415	107,607	254,921
Money market (4)	49,838	137,672	333,400	163,369	450,060	1,134,339
Certificates	533,721	1,006,941	792,705	370,534	2,362	2,706,263
Borrowings (5)	126,000	400,000	1,228,024	595,000	747,260	3,096,284
Total interest-bearing liabilities	874,288	1,592,337	2,470,421	1,217,818	1,579,798	7,734,662

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$190,862	$297,044	$(395,668)	$171,445	$831,183	$1,094,866

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities	$190,862	$487,906	$92,238	$263,683	$1,094,866

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities as a
percent of total Bank assets at
June 30, 2011	2.08%	5.31%	1.00%	2.87%	11.90%
March 31, 2011	3.47	(0.89)	(3.57)	1.14	11.93
September 30, 2010	4.09	20.69	14.49	9.52	7.40

(1)  ARM loans are included in the period in which the rate is next scheduled to adjust or in the period in which repayments are expected to occur, or prepayments are expected to be received, prior to their next rate adjustment, rather than in the period in which the loans are due.  Fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization and prepayment assumptions.  Balances have been reduced for non-performing loans, which totaled $28.0 million at June 30, 2011.

(2)  Based on contractual maturities, or terms to call date or pre-refunding dates as of June 30, 2011, and excludes the unrealized loss adjustment of $731 thousand on AFS investment securities.

(3)  Reflects estimated prepayments of MBS in our portfolio, and excludes the unrealized gain adjustment of $44.2 million on AFS MBS.

(4)  Although the Bank’s checking, savings and money market accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer effective maturities.  The decay rates (the assumed rate at which the balance of existing accounts would decline) used on these accounts are based on assumptions developed from our actual experience with these accounts.  If all of the Bank’s checking, savings and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $1.04 billion, for a cumulative one-year gap of –11.35% of total Bank assets.

 (5)  Borrowings exclude $22.9 million of deferred prepayment penalty costs and $502 thousand of deferred gain from terminated interest rate swaps.

The change in the one-year gap to 5.31% at June 30, 2011 from 20.69% at September 30, 2010 was the result of an increase in long-term interest rates between the two periods.  The increase in interest rates resulted in a decrease in projected cash flows from mortgage-related assets and callable agency debentures, which resulted in longer WALs of these assets and lower cash flow projections at June 30, 2011 compared to September 30, 2010.  In addition, loan modifications and mortgage repayments during the period have resulted in a decrease in the average yield on the Bank’s mortgage related assets.  This, in turn, results in lower cash flow projections as well as a decrease in the amounts of assets expected to reprice as interest rates rise.

Because interest rates were lower at June 30, 2011 compared to March 31, 2011, more assets are expected to reprice in the upcoming year as a result of the higher prepayment and call projections.  This resulted in an increase in the one-year gap between these periods.

The securities held at the Company, at the holding company level, are short-term bullet agency debentures.  The inclusion of these assets in the gap analysis would have resulted in an increase in the one-year gap, as a majority of these assets mature in one year or less.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Act”) as of June 30, 2011.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of June 30, 2011, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) identified in connection with the evaluation required by Rule 13a-15(d) of the Act that occurred during the Company’s quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II -   OTHER INFORMATION

Item 1.  Legal Proceedings
We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Item 1A.  Risk Factors
There have been no material changes to our risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.  For a summary of risk factors relevant to our operations, see Part I, Item 1A in our 2010 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
See “Liquidity and Capital Resources - Capital” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the OTS restrictions on dividends from the Bank to the Company.

There were no stock repurchases during the three months ended June 30, 2011.  Under current regulatory restrictions, we may not repurchase our stock during the first year following the corporate reorganization except under very limited circumstances, although the Company has filed an application to begin repurchasing shares before the end of this one-year moratorium, which expires in December 2011.  The stock repurchase plan that was in effect at the time of the corporate reorganization ceased to exist once the reorganization was complete.  There is no repurchase plan currently in place.

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

CAPITOL FEDERAL FINANCIAL, INC.

Date:  August 4, 2011                                                                                                          By: /s/ John B. Dicus
                                                                                                                         John B. Dicus, Chairman, President and
                                                                                                                         Chief Executive Officer

Date:  August 4, 2011                                                                                By: /s/ Kent G. Townsend
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
Capitol Federal Financial, Inc.’s Stock Ownership Plan, as amended , filed on May 10, 2011 as Exhibit 10.1(ii) to the March 31, 2011 Form 10-Q for Capitol Federal Financial, Inc and incorporated herein by reference

10.1(iii)
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

10.5	Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference
10.6	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4,
2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference
10.7	Form of Restricted Stock Agreement under the RRP filed on February 4, 2005 as Exhibit 10.7 to the
December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference
10.8	Description of Named Executive Officer Salary and Bonus Arrangements filed on November 29,
2010 as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K and incorporated herein by reference
10.9	Description of Director Fee Arrangements filed on February 9, 2011 as Exhibit 10.9 to the
December 31, 2010 Form 10-Q and incorporated herein by reference
10.10	Short-term Performance Plan
11	Statement re: computation of earnings per share*
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer, and Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer

101
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 4, 2011, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at June 30, 2011 and September 30, 2010, (ii) Consolidated Statements of Operations for the three and nine months ended June 30, 2011 and June 30, 2010, (iii) Consolidated Statement of Stockholders’ Equity for the nine months ended June 30, 2011, (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2011 and June 30, 2010, and (v) Notes to the Unaudited Consolidated Financial Statements **

*No statement is provided because the computation of per share earnings can be clearly determined from the Financial Statements included in this report.
**Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.