Form 10-K
period 2011-09-30
Capitol Federal Financial Inc
filed 2011-11-29
CIK 1490906

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011
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
Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):
Large accelerated filer ☑           Accelerated filer ☐            Non-accelerated filer ☐   Smaller reporting company ☐
                                                                             (do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes☐ No☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of such stock on the NASDAQ Stock Market as of March 31, 2011, was $1.85 billion.

As of November 18, 2011, there were issued and outstanding 167,498,133 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Part II of Form 10-K - Portions of the Annual Report to Stockholders for the year ended September 30, 2011.  Part III of Form 10-K - Portions of the proxy statement for the Annual Meeting of Stockholders for the year ended September 30, 2011.

PRIVATE SECURITIES LITIGATION REFORM ACT—SAFE HARBOR STATEMENT

Capitol Federal Financial, Inc. (the “Company”),  and Capitol Federal Savings Bank (“Capitol Federal Savings” or the “Bank”), may from time to time make written or oral “forward-looking statements”, including statements contained in the Company’s filings with the Securities and Exchange Commission (“SEC”).  These forward-looking statements may be included in this Annual Report on Form 10-K and the exhibits attached to it, in the Company’s reports to stockholders and in other communications by the Company, which are made in good faith by us pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control.  The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our future results to differ materially from the plans, objectives, goals, expectations, anticipations, estimates and intentions expressed in the forward-looking statements:

•	our ability to continue to maintain overhead costs at reasonable levels;
•	our ability to continue to originate a significant volume of one- to four-family mortgage loans in our market areas or to purchase loans through correspondents;
•	our ability to acquire funds from or invest funds in wholesale or secondary markets;
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
•
the credit risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs, changes in property values, and changes in estimates of the adequacy of the allowance for credit losses (“ACL”);

•
results of examinations of the Bank and the Company by their respective primary federal banking regulators, including the possibility that the regulators may, among other things, require us to increase our ACL;

•	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (“FRB”);
•	the effects of, and changes in, foreign and military policies of the United States government;
•	inflation, interest rate, market and monetary fluctuations;
•	our ability to access cost-effective funding;
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

PART I

As used in this Form 10-K, unless we specify otherwise, “the Company,” “we,” “us,” and “our” refer to Capitol Federal Financial, Inc. a Maryland corporation. “Capitol Federal Savings,” and “the Bank,” refer to Capitol Federal Savings Bank, a federal savings bank and the wholly-owned subsidiary of Capitol Federal Financial, Inc.

Item 1.                      Business

General

The Company is a Maryland corporation that was incorporated in April 2010 to be the successor corporation upon completion of the mutual-to-stock conversion of Capitol Federal Savings Bank MHC (“MHC”).  The Bank is a wholly-owned subsidiary of the Company.  The Company’s common stock is traded on the Global Select tier of the NASDAQ Stock Market under the symbol “CFFN.”

In December 2010, Capitol Federal Financial completed its conversion from a mutual holding company form of organization to a stock form of organization.  Capitol Federal Financial, which owned 100% of the Bank, was succeeded by Capitol Federal Financial, Inc.  As part of the corporate reorganization, MHC’s ownership interest of Capitol Federal Financial was sold in a public stock offering.  Capitol Federal Financial, Inc. sold 118,150,000 shares of common stock at $10.00 per share in the stock offering.  The publicly held shares of Capitol Federal Financial were exchanged for new shares of common stock of Capitol Federal Financial, Inc.  The exchange ratio was 2.2637 and ensured that immediately after the corporate reorganization the public stockholders of Capitol Federal Financial (meaning those stockholders other than MHC) owned the same aggregate percentage of Capitol Federal Financial, Inc. common stock that they owned of Capitol Federal Financial common stock immediately prior to that time.  In lieu of fractional shares, Capitol Federal Financial stockholders were paid in cash.  Gross proceeds from the offering were $1.18 billion and related offering expenses were $46.7 million, of which $6.0 million were incurred and deferred in fiscal year 2010.  The net proceeds from the stock offering were $1.13 billion, of which 50%, or $567.4 million, was contributed to the Bank as a capital contribution, as required by Office of the Comptroller of the Currency (“OCC”) regulations.  The other 50%, or $567.4 million, remained at Capitol Federal Financial, Inc., of which $40.0 million was contributed to the Bank’s charitable foundation, Capitol Federal Foundation (“Foundation”), and $47.3 million was loaned to the Employee Stock Ownership Plan (“ESOP”) for its purchase of Capitol Federal Financial, Inc. shares in the stock offering.  In April 2011, the Company redeemed the outstanding Junior Subordinated Deferrable Interest Debentures (the “Debentures”) of $53.6 million using a portion of the offering proceeds from the corporate reorganization.

The Bank is a federally-chartered and insured savings bank headquartered in Topeka, Kansas.  The Bank is examined and regulated by the OCC, its primary regulator, and its deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”), which is administered by the Federal Deposit Insurance Corporation (“FDIC”).  We primarily serve the metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia and Salina, Kansas and a portion of the metropolitan area of greater Kansas City through 35 traditional and 10 in-store branches.  The Company is examined and regulated by the FRB.

We have been, and intend to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve.  We generally attract retail deposits from the general public and invest those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences.  To a much lesser extent, we also originate consumer loans, loans secured by first mortgages on non-owner-occupied one- to four-family residences, multi-family and commercial real estate loans, and construction loans.  While our primary business is the origination of one- to four-family mortgage loans funded through retail deposits, we also purchase whole one- to four-family mortgage loans from correspondent and nationwide lenders, and invest in certain investment securities and mortgage-backed securities (“MBS”) funded through retail deposits, advances from Federal Home Loan Bank (“FHLB”), and repurchase agreements.  The Company is significantly affected by prevailing economic conditions including federal monetary and fiscal policies and federal regulation of financial institutions.  Retail deposit balances are influenced by a number of factors including interest rates paid on competing personal investment products, the level of personal income, and the personal rate of savings within our market areas.  Lending activities are influenced by the demand for housing and other loans, internal and external changes in loan underwriting guidelines, as well as interest rate pricing competition from other lending institutions.  The primary sources of funds for lending activities include deposits, loan repayments, investment income, borrowings, and funds provided from operations.

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

Market Area and Competition

Our corporate office is located in Topeka, Kansas.  We currently have a network of 45 branches located in nine counties throughout the state of Kansas and two counties in Missouri.  We primarily serve the metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia and Salina, Kansas and a portion of the metropolitan area of greater Kansas City.  In addition to providing full service banking offices, we also provide our customers telephone and internet banking capabilities.

The Bank ranked second in deposit market share, at 7.66%, in the state of Kansas as reported in the FDIC “Summary of Deposits - Market Share Report” dated June 30, 2011, which is consistent with our ranking at June 30, 2010 with a deposit market share of 7.60%.  Deposit market share is measured by total deposits, without consideration for type of deposit. We do not offer commercial deposit accounts, while many of our competitors have both commercial and retail deposits in their total deposit base. Some of our competitors also offer products and services that we do not, such as trust services and private banking, that add to their total deposits.  In recent years, there has been an entrance of new sources for deposit services in our market areas, such as credit unions, newly chartered banks (de novo institutions), and the addition of banking locations by established financial institutions which historically have not had locations in Kansas.   Consumers also have the ability to utilize online financial institutions and investment brokerages that are not confined to any specific market area.  Management considers our well-established retail banking network together with our reputation for financial strength and customer service to be major factors in our success at attracting and retaining customers in our market areas.

The Bank is consistently one of the top one- to four-family lenders with regard to loan origination volume in the state of Kansas.  Through our strong relationships with real estate agents and marketing efforts which reflect our reputation and pricing, we attract mortgage loan business from walk-in customers, customers that apply online, and existing customers.   Competition in originating one- to four-family mortgage loans primarily comes from other savings institutions, commercial banks, credit unions, and mortgage bankers.  Other savings institutions, commercial banks, credit unions, and finance companies provide vigorous competition in consumer lending.

Currently, the Bank has two branches scheduled to open in fiscal year 2012 in our Kansas City market area.  An in-store branch in the Kansas City market area closed in late fiscal year 2011 due to the opening of a traditional branch nearby.  Management continues to consider expansion opportunities in all of our market areas.

Lending Practices and Underwriting Standards

General.  Originating and purchasing loans secured by one- to four-family residential properties is the Bank’s primary business, resulting in a loan concentration in residential first mortgage loans.  One- to four-family loans are purchased from a select group of correspondent lenders in our market areas in Kansas and Missouri, and also from a select group of correspondent lenders located generally throughout the central United States.  As a result of originating loans in our branches, along with the correspondent lenders in our local markets, the Bank has a concentration of loans secured by real property located in Kansas and Missouri.  Additionally, the Bank purchases whole one- to four-family loans in bulk packages from nationwide lenders.  The servicing rights for these loans are generally retained by the sellers.  The Bank also makes consumer loans, construction loans secured by residential or commercial properties, and real estate loans secured by multi-family or commercial properties.

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

Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, the maximum amount which we could have loaned to any one borrower and the borrower’s related entities at September 30, 2011 was $207.1 million.  Our largest lending relationship to a single borrower or a group of related borrowers at September 30, 2011 consisted of 12 multi-family real estate projects located in Kansas, one single-family home located in Colorado and one single-family loan located in Kansas, and five commercial real estate projects with three located in Kansas, one located in Colorado, and one located in Texas.  Total commitments and loans outstanding to this group of related borrowers was $40.2 million as of September 30, 2011.  We have over 30 years of experience with this group of borrowers.  Each of the loans to this group of borrowers was current and performing in accordance with their repayment terms at September 30, 2011, but changes in the loan agreement in fiscal year 2010 for a portion of the loans with a principal balance of $7.1 million prompted management to classify this portion of the loans as “Special Mention.”  See additional information under the heading “Multi-family and Commercial Real Estate Lending.”

The second largest lending relationship at September 30, 2011, consisted of 10 loans totaling $10.7 million.  Five loans are secured by multi-family real estate units and five are secured by one- to four-family real estate.  We have over 30 years of experience with the borrowers.  Each of the loans to this group of borrowers was current and performing in accordance with the original repayment terms at September 30, 2011.

One- to Four-Family Residential Real Estate Lending.  The Bank originates and services conventional mortgage loans, or loans not insured or guaranteed by a government agency.  The Bank also originates Federal Housing Administration (“FHA”) insured loan products which are generally sold, along with the servicing of these loans.  New loans are originated through referrals from real estate brokers and builders, our marketing efforts, and our existing and walk-in customers.  While the Bank originates both adjustable and fixed-rate loans, our ability to originate loans is dependent upon customer demand for loans in our market areas.  Demand is affected by the local housing market, competition, and the interest rate environment.  During the 2011 and 2010 fiscal years, the Bank originated and refinanced $652.3 million and $482.9 million of one- to four-family fixed-rate mortgage loans, and $107.4 million and $63.6 million of one- to four-family adjustable-rate mortgage (“ARM”) loans, respectively.

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

 Pricing
Our pricing strategy for first mortgage loan products includes setting interest rates based on secondary market prices and competitor pricing within our local lending markets.  ARM loans are offered with either a three-year, five-year, or seven-year term to the initial repricing date.  After the initial period, the interest rate for each ARM loan generally adjusts annually for the remainder of the term of the loan.  Several different indices are used to reprice our ARM loans.

Adjustable-rate loans
Current adjustable-rate one- to four-family conventional mortgage loans originated by the Bank generally provide for a specified rate limit or cap on the periodic adjustment to the interest rate, as well as a specified maximum lifetime cap and minimum rate, or floor.  As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as our cost of funds.  Negative amortization of principal is not allowed.  For three, five, or seven year ARM loans, borrowers are qualified based on the principal, interest, taxes and insurance payments at either the initial rate or the fully indexed accrual rate, whichever is greater.  After the initial three, five, or seven year period, the interest rate is repriced annually and the new principal and interest payment is based on the new interest rate, remaining unpaid principal balance, and term of the ARM loan.  Our ARM loans are not automatically convertible into fixed-rate loans; however, we do allow borrowers to pay an endorsement fee to convert an ARM loan to a fixed-rate loan.  ARM loans can pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s payment also rises, increasing the potential for default.  This specific risk type is known as repricing risk.

During 2008, the Bank discontinued offering an interest-only ARM product.  The Bank does, however, still hold in its portfolio originated and purchased interest-only ARM loans.  The interest-only ARM product was discontinued to reduce future credit risk exposure.  At the time of origination, these loans did not require principal payments for a period of up to ten years.  Borrowers were qualified based on a fully amortizing payment at the initial loan rate.  The Bank was more restrictive on debt-to-income ratios and credit scores on interest-only ARM loans than on other ARM loans to offset the potential risk of payment shock at the time the loan rate reprices and/or the principal and interest payments begin.  At September 30, 2011, $85.7 million, or approximately 2% of our one- to four-family loan portfolio, consisted of non-amortizing interest-only ARM loans.  The majority of these loans were purchased from nationwide lenders during fiscal year 2005.

Underwriting
One- to four-family loans are underwritten manually or by an internal automated underwriting system.  The system’s components closely resemble the Bank’s manual underwriting standards which are generally in accordance with Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) manual underwriting guidelines.  The automated underwriting system analyzes the applicant’s data, with emphasis on credit history, employment and income history, qualifying ratios reflecting the applicant’s ability to repay, asset reserves, and loan-to-value (“LTV”) ratio.  Full documentation to support the applicant’s credit, income, and sufficient funds to cover all applicable fees and reserves at closing are required on all loans.  Loans that do not meet the automated underwriting standards are referred to a staff underwriter for manual underwriting.  Properties securing one- to four-family loans are appraised by either staff appraisers or fee appraisers, both of which are independent of the loan origination function and have been approved by the Board of Directors.

Mortgage Insurance
For a conventional mortgage with an LTV ratio in excess of 80% at the time of origination, private mortgage insurance (“PMI”) is required in order to reduce the Bank’s loss exposure to 80% of either the appraised value or the purchase price of the property, whichever is less.  The Bank will lend up to 97% of the lesser of the appraised value or purchase price for conventional one- to four-family loans, provided PMI is obtained. Management continuously monitors the claim-paying ability of our PMI counterparties.  At this time, we believe that our PMI counterparties have the ability to meet potential claim obligations we may file in the foreseeable future.

FHA loans have mortgage insurance provided by the federal government.  The loans are up to 96.5% LTV, prior to including the FHA insuring premium, which is calculated using the lesser of the appraised value or purchase price.  The loans are originated and underwritten manually according to private investor and FHA guidelines.  The Bank began offering FHA loans in September 2009 to accommodate customers who may not qualify for a conventional mortgage loan.  FHA loans are originated by the Bank with the intention of selling the loans on a flow basis to a private investor, with servicing released.  The Bank sold $8.1 million of FHA loans during fiscal year 2011.

Purchased loans
The Bank purchases conventional one- to four-family loans and the related servicing rights, on a loan-by-loan basis, from correspondent lenders located in our market areas and generally in the central United States.  At September 30, 2011, the Bank had 18 correspondent lending relationships.  The loan products offered by our correspondent lenders are underwritten by the Bank’s underwriters to standards that are at least as restrictive as the Bank’s underwriting standards.  During fiscal years 2011 and 2010, the Bank purchased $92.8 million and $67.3 million, respectively, of one- to four-family loans from correspondent lenders.  These loans generally have an interest rate 0.125% higher than loans we originate, for which we pay a premium of 0.50% of the loan balance.  We pay an additional 1.0% of the loan balance to purchase the servicing of these loans.

During fiscal year 2011, the Bank entered into 11 new correspondent lending relationships in our local market areas and in states outside our local market areas.  Additionally, during fiscal year 2011, the Bank entered into an agreement with a mortgage sub-servicer to provide loan servicing for loans originated by the Bank’s correspondent lenders in certain states.  The sub-servicer has experience servicing loans in the market areas in which we intend to purchase loans and will service the loans according to the Bank’s servicing standards, which is intended to allow the Bank greater control over servicing and help maintain a standard of loan performance.

The Bank also purchases conventional one- to four-family loans from nationwide lenders in bulk.  The servicing rights are generally retained by the lender/seller; however, it is the Bank’s intention for our sub-servicer to service bulk loan packages purchased from other lenders/sellers when economically feasible.  The servicing with nationwide lenders is governed by a servicing agreement, which outlines collection policies and procedures, as well as oversight requirements, such as servicer certifications attesting to and providing proof of compliance with the servicing agreement.  Each loan in a nationwide loan package is evaluated on criteria such as loan amount, credit scores, LTV ratios, geographic location, and debt ratios, and is required to be comparable to loans originated according to the Bank’s internal underwriting standards.  Before committing to purchase a pool of loans from a lender/seller, the Bank’s Chief Lending Officer or Secondary Marketing Manager reviews specific underwriting criteria of each loan in the pool, and if a loan does not meet the Bank’s underwriting standards without sufficient compensating factors, it will be removed from the pool.  Once the review of the specific criteria is complete and loans not meeting the Bank’s standards are removed from the pool, changes are sent back to the lender/seller for acceptance and pricing.  Before the pool is funded, an internal Bank underwriter or a third party reviews at least 25% of the loan files to confirm loan terms, credit scores, debt service ratios, property appraisals, and other underwriting-related documentation.  Our standard contractual agreement with the lender includes recourse options for any breach of representation or warranty with respect to the loans purchased.  The Bank did not request any nationwide lenders to repurchase loans for breach of representation during fiscal year 2011.

During fiscal year 2011, the Bank completed bulk nationwide purchases of $89.2 million of one- to four-family loans, compared to $44.1 million of bulk nationwide purchases in fiscal year 2010.  Bulk nationwide purchases enable the Bank to attain some geographic diversification in the loan portfolio.  We have experienced some performance issues and losses on some of the loans purchased from nationwide lenders prior to fiscal year 2008, the majority of which were originated between calendar years 2004 and 2006.  These loans met our underwriting standards at the time of purchase; however, as a result of the continued elevated levels of unemployment and the declines in real estate values, we have experienced an increase in non-performing purchased loans and charge-offs/losses related to those loans.  See additional discussion regarding non-performing purchased loans in “Asset Quality – Loans and Real Estate Owned.”

Loan endorsement program
In an effort to offset the impact of repayments and to retain our customers, the Bank offers existing one- to four-family loan customers whose loans have not been sold to third parties who have not been delinquent on their contractual loan payments during the previous 12 months the opportunity, for a fee, to modify their original or existing loan terms to current loan terms being offered.  The Bank does not solicit customers for this program, but considers it a valuable opportunity to retain customers who, due to our initial underwriting criteria, could likely obtain similar financing elsewhere.  During fiscal years 2011 and 2010, we endorsed $965.1 million and $545.1 million of loans, respectively.

Loan sales
Conventional one- to four-family loans may be sold on a bulk basis for portfolio restructuring or on a flow basis as loans are originated to reduce interest rate risk and/or maintain a certain liquidity position.  The Bank generally retains the servicing on these loans.  ALCO determines the criteria upon which conventional one- to four-family loans are to be originated as held-for-sale or held-for-investment.  Conventional one- to four-family loans originated as held-for-sale are to be sold in accordance with policies set forth by ALCO.  Conventional one- to four-family loans originated as held-for-investment are generally not eligible for sale unless a specific segment of the portfolio is identified for asset restructuring purposes.  Generally, the Bank will continue to service these loans.  The Bank sold $5.1 million and $34.7 million of conventional one- to four-family loans during fiscal years 2011 and 2010, respectively.  As of April 2011, we are no longer originating conventional loans for sale under the program that we sold loans under during fiscal years 2011 and 2010.

Construction Lending.  The Bank also originates construction-to-permanent loans primarily secured by one- to four-family residential real estate.  The majority of the one- to four-family construction loans are secured by property located within the Bank’s Kansas City market area.  Construction loans are obtained primarily by homeowners who will occupy the property when construction is complete.  Construction loans to builders for speculative purposes are not permitted.  Bank policy permits a limited amount of construction-to-permanent loans secured by multi-family dwellings and commercial real estate.  The application process includes submission of complete plans, specifications, and costs of the project to be constructed.  All construction loans are manually underwritten using the Bank’s internal underwriting standards. At September 30, 2011, we had $47.4 million in construction-to-permanent loans outstanding, including undisbursed loan funds, representing almost 1% of our total loan portfolio.

The Bank’s one- to four-family construction-to-permanent loan program combines the construction loan and the permanent loan into one loan allowing the borrower to secure the same interest rate throughout the construction period and the permanent loan.  The interest rate and loan products offered on the one- to four-family construction-to-permanent loan program are the same as what is offered for non-construction-to-permanent one- to four-family loans.  The loan term is longer than the non-construction one- to four-family loans due to consideration for the construction period, which is generally between 12 and 18 months.

Construction draw requests and the supporting documentation are reviewed and approved by management prior to funding.  The Bank also performs regular documented inspections of the construction project to ensure the funds are being used for the intended purpose and the project is being completed according to the plans and specifications provided.  The Bank charges a 1% fee at closing, based on the loan amount, for these administrative requirements.  Interest is billed and collected monthly based on the amount of funds disbursed.  Once the construction period is complete, the payment method is changed from interest-only to an amortized principal and interest payment for the remaining term of the loan.

Consumer Lending.  The Bank offers a variety of secured consumer loans, including home equity loans and lines of credit, home improvement loans, auto loans, and loans secured by savings deposits.   The Bank also originates a very limited amount of unsecured loans.  The Bank does not originate any consumer loans on an indirect basis, such as contracts purchased from retailers of goods or services which have extended credit to their customers.  All consumer loans are originated in the Bank’s market areas.  At September 30, 2011, our consumer loan portfolio totaled $171.8 million, or approximately 3% of our total loan portfolio.

The majority of the consumer loan portfolio is comprised of home equity lines of credit, which have interest rates that can adjust monthly based upon changes in the Prime rate, to a maximum of 18%.  Home equity loans originated after June 2010 may be originated in amounts, together with the existing first mortgage, of up to 90% of the value of the property.  Home equity loans originated prior to June 2010 may have been originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan.  Closed-end equity home loans may be originated up to 95% of the value of the property securing the loans, taking into consideration the existing first mortgage.  The term-to-maturity of closed-end home equity and home improvement loans may be up to 20 years.  Home equity lines of credit originated after June 2010 have a seven year draw period with a ten year repayment term and generally require a payment of 1.5% of the outstanding loan balance per month during the draw period, with an amortizing payment during the repayment period.  The majority of home equity lines of credit loans originated prior to June 2010 generally require a payment of 1.5% of the outstanding loan balance per month, but have no stated term-to-maturity and no repayment period. Interest-only home equity lines of credit have a maximum term of 12 months, monthly payments of accrued interest, and a balloon payment at maturity.  Repaid principal may be re-advanced at any time, not to exceed the original credit limit of the loan.  Other consumer loan terms vary according to the type of collateral and the length of the contract.   Home equity loans, including lines of credit and home improvement loans, comprised approximately 95% of our consumer loan portfolio, or $164.5 million, at September 30, 2011.  As of September 30, 2011, 76.5% of the home equity loan portfolio was adjustable-rate.

The underwriting standards for consumer loans include a determination of the applicant’s credit history and an assessment of their ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security in relation to the proposed loan amount.

Consumer loans generally have shorter terms to maturity or reprice more frequently, which reduces our exposure to changes in interest rates, and usually carry higher rates of interest than do one- to four-family loans.  However, consumer loans may entail greater risk than do one- to four-family loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as automobiles.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are likely to be affected by adverse personal circumstances.  Furthermore, the application of various federal and state laws, including bankruptcy and state insolvency laws, may limit the amount which can be collected on these loans.  Management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

Multi-family and Commercial Real Estate Lending.  At September 30, 2011, multi-family and commercial real estate loans totaled $58.0 million, or approximately 1% of our total loan portfolio.  The Bank’s multi-family and commercial real estate loans are originated by the Bank or are in participation with a lead bank, and are secured primarily by multi-family dwellings and small commercial buildings generally located in the Bank’s market areas.  Approximately 12% of the multi-family and commercial real estate portfolio at September 30, 2011, or $7.1 million, represent participations with another bank.  Bank policy permits a limited amount of construction-to-permanent loans secured by multi-family dwellings and commercial real estate.  Currently there are no construction-to-permanent loans in the multi-family and commercial portfolio.  Multi-family and commercial real estate loans are granted based on the income producing potential of the property and the financial strength of the borrower.  At the time of origination, LTV ratios on multi-family and commercial real estate loans cannot exceed 80% of the appraised value of the property securing the loans.  The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt at the time of origination.  The Bank generally requires personal guarantees of the borrowers covering a portion of the debt in addition to the security property as collateral for these loans.  Appraisals on properties securing these loans are performed by independent state certified fee appraisers approved by the Board of Directors.  Our multi-family and commercial real estate loans are originated with either a fixed or adjustable interest rate.  The interest rate on ARM loans is based on a variety of indices, generally determined through negotiation with the borrower.  While maximum maturities may extend to 30 years, these loans frequently have shorter maturities and may not be fully amortizing, requiring balloon payments of unamortized principal at maturity.

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

The Bank is a participant with four other banking institutions on a commercial construction loan secured by a retail shopping center in Kansas.  At September 30, 2011, the Bank’s portion of the project had an aggregate outstanding principal balance of $7.1 million and an outstanding commitment of $160 thousand for remaining tenant finish.  92% of the shopping center was tenant leased as of September 30, 2011.  This participation is part of our largest lending relationship to a single borrower or a group of related borrowers at September 30, 2011.  Although the loans have performed per the terms of the agreement, a change in the agreement in fiscal year 2010 prompted management to classify the loans as “Special Mention”.  The loans remain classified as such at September 30, 2011.  See “Asset Quality - Loans and Real Estate Owned – Classified Assets.”

Loan Portfolio.  The following table presents the composition of our loan portfolio as of the dates indicated.

	September 30,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$4,918,778	94.7%	$4,915,651	94.4%	$5,321,935	94.2%	$5,026,358	93.4%	$4,992,398	93.4%
Multi-family and commercial	57,965	1.1	66,476	1.3	80,493	1.4	56,081	1.0	60,625	1.1
Construction	47,368	0.9	33,168	0.6	39,535	0.7	85,178	1.6	74,521	1.4
Total real estate loans	5,024,111	96.7	5,015,295	96.3	5,441,963	96.3	5,167,617	96.0	5,127,544	95.9

Consumer Loans:
Home equity	164,541	3.2	186,347	3.6	195,557	3.5	202,956	3.8	208,642	3.9
Other	7,224	0.1	7,671	0.1	9,430	0.2	9,272	0.2	10,440	0.2
Total consumer loans	171,765	3.3	194,018	3.7	204,987	3.7	212,228	4.0	219,082	4.1
Total loans receivable	5,195,876	100.0%	5,209,313	100.0%	5,646,950	100.0%	5,379,845	100.0%	5,346,626	100.0%

Less:
Undisbursed loan funds	22,531		15,489		20,649		43,186		42,481
ACL	15,465		14,892		10,150		5,791		4,181
Discounts/unearned loan fees	19,093		22,267		23,549		19,252		16,621
Premiums/deferred costs	(10,947)		(11,537)		(11,363)		(9,164)		(6,728)
Total loans receivable, net	$5,149,734		$5,168,202		$5,603,965		$5,320,780		$5,290,071

The following table presents the contractual maturity of our loan portfolio at September 30, 2011.  Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses.
	Real Estate						Consumer
			Multi-family and		Construction
	One- to Four-Family		Commercial		and Development (2)		Home Equity (3)		Other		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Amounts due:
Within one year (1)	$1,925	5.54%	$7,443	6.00%	$24,295	4.21%	$629	6.22%	$538	4.75%	$34,830	4.71%

After one year:
Over one to two	9,852	5.13	1,401	6.38	23,073	4.33	306	6.62	1,040	7.32	35,672	4.74
Over two to three	7,008	5.55	--	--	--	--	490	6.06	1,639	4.61	9,137	5.41
Over three to five	23,934	5.41	5,722	6.41	--	--	6,556	5.34	3,601	4.35	39,813	5.45
Over five to ten	357,806	4.91	19,378	5.99	--	--	16,813	6.17	406	8.42	394,403	5.02
Over 10 to 15	1,161,048	4.33	15,510	6.15	--	--	38,337	5.46	--	--	1,214,895	4.39
After 15 years	3,357,205	4.73	8,511	6.30	--	--	101,410	5.38	--	--	3,467,126	4.75
Total due after one year	4,916,853	4.65	50,522	6.15	23,073	4.33	163,912	5.48	6,686	5.12	5,161,046	4.69

Total loans	$4,918,778	4.65%	$57,965	6.13%	$47,368	4.27%	$164,541	5.48%	$7,224	5.10%	5,195,876	4.69%

Less:
Undisbursed loan funds											22,531
ACL											15,465
Discounts/unearned loan fees											19,093
Premiums/deferred costs											(10,947)
Total loans receivable, net											$5,149,734

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

The following table presents, as of September 30, 2011, the amount of loans due after September 30, 2012, and whether these loans have fixed or adjustable interest rates.

	Fixed	Adjustable	Total
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$4,112,082	$804,771	$4,916,853
Multi-family and commercial	50,522	--	50,522
Construction	17,762	5,311	23,073
Consumer Loans:
Home equity	38,502	125,410	163,912
Other	2,518	4,168	6,686
Total	$4,221,386	$939,660	$5,161,046

The following table shows our loan originations and refinances, loan purchases and participations, transfers, and repayment activity for the periods indicated.  Purchased loans include loans purchased from correspondent and nationwide lenders.  The table below does not include $965.1 million, $545.1 million, and $1.14 billion of loans that were endorsed during fiscal years 2011, 2010, and 2009, respectively.

	Year Ended September 30,
	2011	2010	2009
	(Dollars in thousands)
Originations and Refinances by type:
Fixed-Rate:
Real estate - one- to four-family	$617,510	$456,620	$937,430
- multi-family and commercial	892	5,420	14,891
- construction	34,786	26,241	24,063
Home equity	3,426	5,429	10,069
Other consumer	1,470	1,551	1,922
Total fixed-rate	658,084	495,261	988,375

Adjustable-Rate:
Real estate - one- to four-family	96,399	60,108	33,601
- multi-family and commercial	--	--	--
- construction	10,969	3,492	2,261
Home equity	69,205	83,199	91,053
Other consumer	2,588	3,068	4,391
Total adjustable-rate	179,161	149,867	131,306
Total loans originated and refinanced	837,245	645,128	1,119,681

Purchases and Participations:
Real estate - one- to four-family	181,971	110,388	332,932
- multi-family and commercial	--	7,713	--
- construction	--	1,000	500
Total loans purchased /participations	181,971	119,101	333,432

Transfer of loans to loans held-for-sale, net	--	(194,759)	(94,672)
Principal repayments	(1,019,307)	(989,826)	(1,079,777)
Net change in other items	(13,346)	(17,281)	(11,559)

Net (decrease) increase in loan receivable	$(13,437)	$(437,637)	$267,105

Asset Quality – Loans and Real Estate Owned (“REO”)

The Bank’s traditional underwriting guidelines historically have resulted in low levels of delinquencies and non-performing assets compared to national levels.  Of particular importance is the complete and full documentation required for each loan the Bank originates and purchases.  This allows the Bank to make an informed credit decision based upon a thorough assessment of the borrower’s ability to repay the loan, as of the time of origination, compared to underwriting methodologies that do not require full documentation.

In the following asset quality discussion, loans purchased from correspondent lenders are included with originated loans and loans purchased from nationwide lenders are reported as purchased loans.

For one- to four-family originated and correspondent loans and home equity loans, when a borrower fails to make a loan payment 15 days after the due date, a late charge is assessed and a notice is mailed.  Collection personnel review all delinquent loan balances more than 16 days past due.  Attempts to contact the borrower occur by personal letter and, if no response is received, by telephone, with the purpose of establishing repayment arrangements for the borrower to bring the loan current.  Repayment arrangements must be approved by a designated bank officer.  Once a loan becomes 90 days delinquent, a demand letter is issued requiring the loan to be brought current or foreclosure procedures will be implemented.  Generally, when a loan becomes 120 days delinquent, and an acceptable repayment plan has not been established, the loan is forwarded to legal counsel to initiate foreclosure.  We also monitor whether mortgagors who filed for bankruptcy are meeting their obligation to pay the mortgage debt in accordance with the terms of the bankruptcy petition.

We monitor delinquencies on our purchased loan portfolio with reports we receive from the servicers.  We monitor these servicer reports to ensure that the servicer is upholding the terms of the servicing agreement.  The reports generally provide total principal and interest due and length of delinquency, and are used to prepare monthly management reports and perform delinquent loan trend analysis.  Management also utilizes information from the servicers to monitor property valuations and identify the need to record specific valuation allowances (“SVAs”).  The servicers handle collection efforts per the terms of the servicing agreement.

In April 2011, banking regulators reported enforcement actions against 14 banking organizations to address a pattern of misconduct and negligence in mortgage loan servicing and foreclosure processing.  The Bank was not one of the banking organizations noted in the enforcement actions.  As a result of the enforcement actions, significant changes in residential mortgage loan servicing and foreclosure processes were required at the 14 banking organizations.  Of the 14 banking organizations, there are three organizations that service loans we purchased from nationwide lenders.  During the time period under review (2009 and 2010), the Bank had 93 loans go into foreclosure with the servicers noted in the enforcement actions.  Management cannot currently estimate the cost, if any, to the Bank if deficiencies are detected in any of those loans.  We have not been notified that any deficiencies have been detected.  The OCC and the government-sponsored enterprises (“GSEs”) have issued guidance with respect to foreclosure procedures for servicers, effective in 2011.  Management is currently reviewing and implementing procedures in response to the guidance.

Delinquent and non-performing loans and REO
The following tables present the Company’s 30 to 89 day delinquent loans, non-performing loans, and REO at the dates indicated.  Non-performing loans are non-accrual loans that are 90 or more days delinquent or are in the process of foreclosure.  At all dates presented, there were no loans 90 or more days delinquent that were still accruing interest.  Loans classified as troubled debt restructurings (“TDRs”) are not included in delinquent or non-performing loans unless the restructured loans are 30 to 89 days or 90 or more days delinquent, respectively.  TDRs 30 to 89 days delinquent were $2.6 million and TDRs 90 or more days delinquent were $2.9 million at September 30, 2011.  REO primarily includes assets acquired in settlement of loans.  Non-performing assets include non-performing loans and REO.
	Loans Delinquent for 30 to 89 Days at September 30,
	2011		2010		2009
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	178	$19,710	175	$17,613	159	$15,488
Purchased	34	6,199	34	6,047	41	10,556
Multi-family and commercial	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Consumer Loans:
Home equity	43	759	50	874	40	708
Other	14	92	16	183	15	89
	269	$26,760	275	$24,717	255	$26,841

30 to 89 days delinquent loans
to total loans receivable, net		0.52%		0.48%		0.48%

Loans 30 to 89 days delinquent increased $2.1 million from $24.7 million at September 30, 2010 to $26.8 million at September 30, 2011.  The $2.1 million increase was primarily in the originated loan portfolio.  Our local market areas did not feel the impact of the negative economic conditions felt by a large portion of the U.S. until recently, thereby resulting in a lag in delinquencies on our originated loan portfolio compared to our purchased loan portfolio.

The table below sets forth the number, amount and categories of non-performing assets.  At all dates presented, we had no loans past due 90 days or more that were still accruing interest.  The amount of interest income on non-performing loans included in interest income was $673 thousand for the year ended September 30, 2011.  The amount of interest income that would have been recorded on non-performing loans if they were not on non-accrual status was $1.3 million for the year ended September 30, 2011.

	September 30,
	2011		2010		2009		2008		2007
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Non-performing loans:
One- to four-family:
Originated	106	$12,375	109	$12,884	99	$9,248	70	$6,488	68	$4,941
Purchased	46	13,749	60	18,375	70	21,259	25	6,708	9	2,163
Multi-family and commercial	--	--	--	--	--	--	--	--	--	--
Construction	--	--	--	--	--	--	--	--	--	--
Consumer Loans:
Home equity	21	380	31	685	22	367	19	379	13	207
Other	3	3	6	12	8	45	11	91	7	41
	176	26,507	206	31,956	199	30,919	125	13,666	97	7,352
Non-performing loans as a percentage
of total loans receivable, net		0.51%		0.62%		0.55%		0.26%		0.14%
REO:
One- to four-family:
Originated (1)	74	6,942	73	6,172	48	5,702	31	2,228	26	2,036
Purchased	12	2,877	17	3,748	8	1,702	12	2,918	1	61
Multi-family and commercial	--	--	--	--	--	--	--	--	--	--
Construction	--	--	--	--	--	--	--	--	--	--
Consumer Loans:
Home equity	--	--	--	--	--	--	--	--	--	--
Other	--	--	--	--	--	--	--	--	--	--
Other (2)	1	1,502	--	--	--	--	--	--	--	--
	87	11,321	90	9,920	56	7,404	43	5,146	27	2,097

Total non-performing assets	263	$37,828	296	$41,876	255	$38,323	168	$18,812	124	$9,449

Non-performing assets
as a percentage of total assets		0.40%		0.49%		0.46%		0.23%		0.12%

(1)	Real estate related consumer loans are included in the one- to four-family category as the underlying collateral is a one- to four-family property.
(2)	The $1.5 million property classified as Other REO represents a single property the Bank purchased for a potential branch site but now intends to sell.

Non-performing loans decreased $5.5 million from $32.0 million at September 30, 2010 to $26.5 million at September 30, 2011.  The $5.5 million decrease was primarily due to a $4.6 million decrease in non-performing purchased one- to four-family loans due to the loans moving to REO, short sales, and loans paying off.

The following table presents the average percentage of one- to four-family loans, by principal balance, that entered the 30 to 89 days delinquent category during the 12 months ended September 30, 2011 that paid off, returned to performing status, stayed 30 to 89 days delinquent, or progressed to the non-performing or REO categories.

	30-89 Day Delinquent Loan Trend Analysis
			30-89 Days	Non-
	Paid Off	Performing	Delinquent	Performing	REO	Total
Originated	3.0%	40.1%	41.3%	13.4%	2.2%	100.0%
Correspondent	5.2	19.4	43.6	26.9	4.9	100.0
Purchased	1.9	39.6	35.8	21.9	0.8	100.0
Total portfolio average	3.0%	39.3%	39.6%	16.1%	2.0%	100.0%

The following table shows the weighted average credit score and LTV information for originated, correspondent purchased and nationwide purchased one- to four-family loan portfolios at September 30, 2011.  Credit scores were most recently updated in September 2011 and were obtained from a nationally recognized consumer rating agency.  The LTV ratios were based on the unpaid principal balance and either the lesser of the purchase price or original appraisal, or the most recent bank appraisal, broker price opinion (“BPO”), or automated valuation model (“AVM”), if available.  In most cases, the most recent appraisal was obtained at the time of origination.

	Credit Score	LTV

Originated	763	66%
Correspondent	759	64
Nationwide	740	60
	760	65%

The following table presents the year of origination for originated and purchased one- to four-family loans, and the year of origination for non-performing originated and purchased one- to four-family loans at September 30, 2011.  The origination date for endorsed loans is based on when the loan was originated, rather than the endorsement date.
				Originated	Purchased	Total
Origination				Non-	Non-	Non-
Calendar	Originated	Purchased		Performing	Performing	Performing
Year	Loans	Loans	Total Loans	Loans	Loans	Total
	(Dollars in thousands)

2002 and prior	$510,418	$52,841	$563,259	$2,551	$307	$2,858
2003	288,288	54,384	342,672	1,767	362	2,129
2004	224,980	176,130	401,110	2,111	7,170	9,281
2005	287,480	167,273	454,753	2,186	5,910	8,096
2006	311,459	26,548	338,007	2,048	--	2,048
2007	421,399	15,620	437,019	750	--	750
2008	474,169	32,898	507,067	457	--	457
2009	741,819	10,064	751,883	60	--	60
2010	608,498	--	608,498	445	--	445
2011	514,510	--	514,510	--	--	--
	$4,383,020	$535,758	$4,918,778	$12,375	$13,749	$26,124

The following table presents the top twelve states where the properties securing our one- to four-family loans are located and the corresponding balance of 30 to 89 day delinquent loans, non-performing loans and the weighted average LTV ratios for non-performing loans at September 30, 2011.  The LTV ratios were based on the unpaid principal balance and either the lesser of the purchase price or original appraisal or the most recent bank appraisal, BPO or AVM, if available.  As a result of updated estimated fair values, the LTV of various non-performing loans in the table below are now in excess of 100%.  We have recorded SVAs on these loans, after taking into consideration potential PMI proceeds.

			Loans 30 to 89
	One- to Four-Family		Days Delinquent		Non-Performing Loans
State	Balance	% of Total	Balance	% of Total	Balance	% of Total	Average LTV
	(Dollars in thousands)

Kansas	$3,648,579	74.2%	$14,761	57.0%	$10,973	42.0%	77%
Missouri	743,872	15.1	5,505	21.2	1,417	5.4	92
Nebraska	64,725	1.3	196	0.7	--	--	n/a
Illinois	50,098	1.0	50	0.2	1,712	6.6	95
Florida	36,529	0.8	304	1.2	4,082	15.6	117
New York	30,422	0.6	208	0.8	1,104	4.2	96
Texas	29,804	0.6	800	3.1	--	--	n/a
Minnesota	29,306	0.6	1,302	5.0	95	0.4	57
Colorado	24,743	0.5	356	1.4	204	0.8	85
Arizona	22,962	0.5	362	1.4	1,462	5.6	148
Connecticut	21,667	0.4	--	--	144	0.5	87
Virginia	20,467	0.4	--	--	473	1.8	108
Other states	195,604	4.0	2,065	8.0	4,458	17.1	98
	$4,918,778	100.0%	$25,909	100.0%	$26,124	100.0%	94%

Troubled Debt Restructurings and Impaired Loans. A traditional TDR is a situation in which the Bank may grant a concession to a borrower experiencing financial difficulties.  Generally, the Bank grants a short-term payment accommodation to borrowers that are experiencing a temporary cash flow problem.  The most frequently used accommodation is to reduce the monthly payment amount for a period of six to 12 months, often by only requiring payments of interest and escrow during this period. These restructurings result in an extension of the maturity date of the loan.  For more severe situations requiring long-term solutions, the Bank also offers interest rate reductions to currently-offered rates and extensions of the maturity date.  The Bank does not forgive principal or interest nor does it commit to lend additional funds to debtors whose terms have been modified in TDRs.

At September 30, 2011, 2010, 2009, 2008, and 2007, the Bank had TDRs with principal balances of $50.4 million, $27.2 million, $10.8 million, $918 thousand, and $230 thousand, respectively.  At September 30, 2011, $30.7 million represent restructurings granted to borrowers experiencing financial difficulties and $19.7 million represent restructurings to market interest rates through the Bank’s loan endorsement program, which are classified as TDRs as a result of the Company adopting Accounting Standard Update (“ASU”) No. 2011-02 on July 1, 2011.  The increase in TDRs from September 30, 2010 to September 30, 2011 was primarily due to new accounting guidance and, to a lesser extent, an increase in, and continued elevated level of, unemployment which has resulted in a greater number of borrowers experiencing financial difficulties.  Of the $50.4 million of TDRs at September 30, 2011, $43.3 million were originated loans, and $2.9 million were greater than 90 days delinquent and were included in the non-performing loan balance at September 30, 2011.  The amount of interest recognized in interest income on total TDRs was $2.0 million for the year ended September 30, 2011.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Management considers the following loans to be impaired loans: all non-accrual loans, loans classified as substandard, loans with SVAs, and TDRs that have not been performing under the new terms for 12 consecutive months or are required by the accounting literature to be classified as a TDR for the life of the loan due to a reduction in the stated interest rate to a rate lower than the current market rate for new debt with similar risk.  The table below presents the composition of impaired loans, by unpaid principal balance, at the dates presented.

	September 30,
	2011	2010	2009
	(Dollars in thousands)
Nonaccrual loans	$23,609	$29,505	$30,608
Performing TDRs	43,301	24,736	10,477
Nonaccrual TDRs	2,898	2,451	314
Other impaired loans	2,240	426	--
Total impaired loans	$72,048	$57,118	$41,399

Classified Assets.  Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as “substandard”, “doubtful” or “loss.”  In addition, the regulations also provide for a “special mention” category, which are performing loans on which known information about the collateral pledged or the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such assets in the non-performing asset categories.  TDRs that were performing prior to restructuring are reported as special mention until they have been performing for 12 consecutive months under the new loan terms.  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  TDRs that were more than 90 days delinquent at the time of restructuring are reported as substandard until they have been performing for 12 consecutive months under the new loan terms.  Assets classified as “doubtful” have all of the weaknesses inherent as those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

In connection with the filing of the Bank’s periodic reports with the OCC and in accordance with our asset classification policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  The following table sets forth the recorded investment of assets, less SVAs, classified as special mention, or substandard at September 30, 2011.  At September 30, 2011, there were no loans classified as doubtful or loss that were not fully reserved.

	Special Mention		Substandard
	Number	Amount	Number	Amount
	(Dollars in thousands)
Real Estate Loans:
One- to four-family
Originated	181	$32,673	156	$18,419
Purchased	3	447	57	15,987
Multi-family and commercial	3	7,683	--	--
Consumer Loans:
Home equity	3	50	27	592
Other	--	--	4	5
Total loans	190	40,853	244	35,003

REO:
Originated	--	--	74	6,942
Purchased	--	--	12	2,877
Total REO	--	--	86	9,819

Trust Preferred Securities (“TRUPs”)	--	--	1	2,941
Municipal bonds	--	--	23	7,337

Total classified assets	190	$40,853	354	$55,100

Allowance for credit losses and provision for credit losses. Management maintains an ACL to absorb known and inherent losses in the loan portfolio based on ongoing quarterly assessments of the loan portfolio.  Our ACL methodology considers a number of quantitative and qualitative factors including: the trend and composition of our delinquent and non-performing loans, results of foreclosed property and short sale transactions (historical losses and net charge-offs), increase in and establishment of SVAs, the status and trends of the local and national economies, the trends and current conditions of the residential real estate markets, and loan portfolio growth and concentrations.  Our local market areas did not experience significant fluctuations in home values over the past ten years as did other areas of the U.S., which is reflected in our charge-off experience for originated loans as compared to purchased loans.

The ACL is maintained through provisions for credit losses which are charged to income.  The provision for credit losses is established after considering the results of management’s quarterly assessment of the ACL.  The $4.1 million provision for credit losses recorded in fiscal year 2011 was primarily a result of the increase in and establishment of SVAs, primarily on purchased loans, and partially due to an increase in the general valuation allowance due to an increase in historical losses, a decline in the current Federal Housing Finance Agency (“FHFA”) home price index, primarily in Kansas and Missouri, and an increase in the recent unemployment rate trends compared to historical trends, also primarily in Kansas and Missouri.  At September 30, 2011, our ACL was $15.5 million, or 0.30% of the total loan portfolio and 58% of total non-performing loans.  This compares with an ACL of $14.9 million, or 0.29% of the total loan portfolio and 47% of total non-performing loans as of September 30, 2010.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K for a full discussion of our ACL methodology.

The following table presents the Company’s activity for the ACL and related ratios at the dates and for the periods indicated. Charge-offs primarily represent losses on loans transferred to REO and short sales transactions.  Recoveries represent amounts recovered after a loan has been charged-off.  Once a loan enters REO, any future write downs or recoveries are reported in REO operations in other expenses on the consolidated statement of income; therefore, recoveries of charge-offs are rare.

	Year Ended September 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Balance at beginning of period	$14,892	$10,150	$5,791	$4,181	$4,433
Charge-offs:
One- to four-family loans--originated	414	424	226	86	8
One- to four-family loans--purchased	2,928	3,707	1,781	321	--
Multi-family and commercial loans	--	--	--	--	--
Construction	--	--	--	--	--
Home equity	133	28	1	2	3
Other consumer loans	12	17	24	32	16
Total charge-offs	3,487	4,176	2,032	441	27
Recoveries:
One- to four-family loans--originated	--	--	--	--	--
One- to four-family loans--purchased	--	172	--	--	--
Multi-family and commercial loans	--	--	--	--	--
Construction	--	--	--	--	--
Home equity	--	--	--	--	--
Other consumer loans	--	--	--	--	--
Total recoveries	--	172	--	--	--
Net charge-offs	3,487	4,004	2,032	441	27
ACL on loans in the loan swap transaction	--	(135)	--	--	--
Provision (recovery) for credit losses	4,060	8,881	6,391	2,051	(225)
Balance at end of period	$15,465	$14,892	$10,150	$5,791	$4,181

Ratio of net charge-offs during the
period to average loans outstanding
during the period (1)	0.07%	0.07%	0.04%	--%	--%

Ratio of net charge-offs during the period
to average non-performing assets	8.75%	9.99%	7.11%	3.12%	0.31%

ACL to non-performing loans at end of period	58.34%	46.60%	32.83%	42.37%	56.87%

ACL to loans receivable, net at period end	0.30%	0.29%	0.18%	0.11%	0.08%

(1)  Ratios for the years ended September 30, 2008 and 2007 calculate to be less than 0.01%.

The distribution of our ACL at the dates indicated is summarized as follows:

	September 30,
	2011		2010		2009		2008		2007
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Each		in Each		in Each		in Each		in Each
		Category		Category		Category		Category		Category
	Amount of	to Total	Amount of	to Total	Amount of	to Total	Amount of	to Total	Amount of	to Total
	ACL	Loans	ACL	Loans	ACL	Loans	ACL	Loans	ACL	Loans
	(Dollars in thousands)
One- to four-family:
Originated	$4,898	84.4%	$3,801	83.5%	$3,604	81.9%	$3,075	80.7%	$2,962	77.0%
Purchased	9,899	10.3	10,425	10.8	5,972	12.3	2,307	13.6	773	17.1
Multi-family and commercial	254	1.1	275	1.3	227	1.4	54	1.1	57	1.1
Construction	19	0.9	12	0.6	22	0.7	41	0.6	69	0.6
Consumer:
Home equity	354	3.2	319	3.6	268	3.5	229	3.8	227	4.0
Other consumer	41	0.1	60	0.2	57	0.2	85	0.2	93	0.2
	$15,465	100.0%	$14,892	100.0%	$10,150	100.0%	$5,791	100.0%	$4,181	100.0%

Investment Activities

Federally chartered savings institutions have the authority to invest in various types of liquid assets, including U.S. Treasury obligations; securities of various federal agencies; GSEs, including callable agency securities and municipal bonds; certain certificates of deposit of insured banks and savings institutions; certain bankers’ acceptances; repurchase agreements; and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in investment grade commercial paper, corporate debt securities, and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.  As a member of the FHLB, the Bank is required to maintain a specified investment in the capital stock of the FHLB.  See “Regulation - Federal Home Loan Bank System,” “Capitol Federal Savings Bank,” and “Qualified Thrift Lender test” for a discussion of additional restrictions on our investment activities.

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

The general objectives of the Bank’s investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low, and to maximize earnings while satisfactorily managing liquidity risk, interest rate risk, reinvestment risk, and credit risk.  The portfolio also intends to create a steady stream of cash flows that can be redeployed into other assets as the Bank grows the loan portfolio, or reinvested into higher yielding assets should interest rates rise.  Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.  Cash flow projections are reviewed regularly and updated to assure that adequate liquidity is maintained.  The net stock offering proceeds received by the Bank were primarily used to purchase securities according to the Bank’s current investment strategy.  These securities have a lower interest rate risk profile than the Bank’s long-term fixed-rate mortgage portfolio and were purchased to help shorten the overall duration of the Bank’s total assets.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosure about Market Risk” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

The general objectives of the Company’s investment portfolio are to provide cash flows that can be used to pay dividends, repurchase stock when allowed by federal banking regulations, reinvest into higher yielding assets if interest rates rise, or pursue other corporate strategies, as deemed appropriate.  During fiscal year 2011, the Company purchased $405.8 million of investment securities with a weighted average life (“WAL”) of 1.13 years and yield of 0.42% at the time of purchase.

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

Management monitors the securities portfolio for other-than-temporary impairments on an ongoing basis and performs a formal review quarterly.  Management determines whether other-than-temporary impairment losses should be recognized for impaired securities by assessing all known facts and circumstances surrounding the securities.  If the Company intends to sell an impaired security or if it is more likely than not that the Company will be required to sell an impaired security before recovery of its amortized cost basis, an other-than-temporary impairment will be recognized and the difference between amortized cost and fair value will be recognized as a loss in earnings.   At September 30, 2011, no securities had been identified as other-than-temporarily impaired.

Investment Securities.  Our investment securities portfolio consists primarily of securities issued by GSEs (primarily FNMA, FHLMC, and FHLB) and taxable and non-taxable municipal bonds.  At September 30, 2011, our investment securities portfolio totaled $1.44 billion.  The portfolio consists of securities classified as either HTM or AFS.  See “Notes to Consolidated Financial Statements – Note 3 - Securities” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investment Securities”  in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

During fiscal year 2011, our investment securities portfolio increased $111.8 million from $1.33 billion at September 30, 2010 to $1.44 billion at September 30, 2011.  The increase in the balance was primarily a result of purchases of $1.47 billion in short-term securities, partially offset by maturities and calls of $1.36 billion.  The purchases during fiscal year 2011 were fixed-rate and had a weighted average yield of 1.11% and a WAL of approximately 1.53 years.   See “Notes to Consolidated Financial Statements – Note 3 - Securities” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investment Securities” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

Mortgage-Backed Securities.  At September 30, 2011, our MBS portfolio totaled $2.41 billion.  Our MBS portfolio consists primarily of securities issued by GSEs (primarily FNMA, FHLMC and the Government National Mortgage Association (“GNMA”)), with the exception of $1.6 million, which were issued by a private issuer.  Unlike MBS issued by GSEs, the principal and interest payments of privately issued MBS are not guaranteed, although we generally receive a higher interest rate as compensation for the relative increase in credit risk.  Should the underlying mortgages in a privately issued MBS security default on their mortgage payment above the level of credit enhancement, losses could be realized. The principal and interest payments of MBS issued by GSEs are collateralized by the underlying mortgage assets with principal and interest payments guaranteed by the agencies.  The underlying mortgage assets are conforming mortgages that comply with FNMA and FHLMC underwriting guidelines, as applicable, and are therefore not considered subprime.

At September 30, 2011, the MBS portfolio included $272.0 million of collateralized mortgage obligations (“CMOs”).  CMOs are special types of pass-through debt securities in which the stream of principal and interest payments on the underlying mortgages or MBS are used to create investment classes with different maturities and, in some cases, different amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics.  At September 30, 2011 none of the CMOs qualified as high risk mortgage securities as defined under OCC regulations.  Our CMOs are currently classified as either HTM or AFS.  We do not purchase residual interest bonds.

During fiscal year 2011, our MBS portfolio increased $804.2 million, from $1.61 billion at September 30, 2010, to $2.41 billion at September 30, 2011.  The increase was a result of the Bank purchasing $1.30 billion of MBS primarily with proceeds down-streamed from the Company as a result of the corporate reorganization and cash flows from called investment securities.  Of the $1.30 billion of purchases during fiscal year 2011, $919.8 million, or approximately 70%, were fixed-rate and $378.0 million, or approximately 30%, were adjustable-rate.  See “Notes to Consolidated Financial Statements – Note 3 - Securities” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Mortgage-Backed Securities”  in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

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

While MBS issued or backed by FNMA and FHLMC carry a reduced credit risk compared to whole loans, these securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of the underlying mortgage loans and so affect both the prepayment speed and value of the securities.  As noted above, the Bank, on some transactions, pays a premium over par value for MBS purchased.  Large premiums may cause significant negative yield adjustments due to accelerated prepayments on the underlying mortgages.

The following table sets forth the composition of our investment and MBS portfolio at the dates indicated.  Our investment securities portfolio at September 30, 2011 did not contain securities of any issuer with an aggregate book value in excess of 10% of our stockholders’ equity, excluding those issued by GSEs.

	September 30,
	2011			2010			2009
	Carrying	% of	Fair	Carrying	% of	Fair	Carrying	% of	Fair
	Value	Total	Value	Value	Total	Value	Value	Total	Value
	(Dollars in thousands)
AFS:
GSE debentures	$748,308	50.3%	$748,308	$50,255	4.7%	$50,255	$229,875	14.2%	$229,875
Municipal bonds	2,754	0.2	2,754	2,819	0.3	2,819	2,799	0.2	2,799
TRUPs	2,941	0.2	2,941	2,796	0.3	2,796	2,110	0.1	2,110
MBS	732,436	49.3	732,436	1,004,496	94.7	1,004,496	1,389,211	85.5	1,389,211
	1,486,439	100.0	1,486,439	1,060,366	100.0	1,060,366	1,623,995	100.0	1,623,995

HTM:
GSE debentures	633,483	26.7	636,654	1,208,829	64.3	1,213,270	175,394	20.7	175,929
Municipal bonds	56,994	2.4	59,180	67,957	3.6	70,610	70,526	8.3	73,000
MBS	1,679,640	70.9	1,738,558	603,368	32.1	629,574	603,256	71.0	627,829
	2,370,117	100.0%	2,434,392	1,880,154	100.0%	1,913,454	849,176	100.0%	876,758

	$3,856,556		$3,920,831	$2,940,520		$2,973,820	$2,473,171		$2,500,753

The composition and maturities of the investment and MBS portfolio at September 30, 2011 are indicated in the following table by remaining contractual maturity, without consideration of call features or pre-refunding dates.  Yields on tax-exempt investments are not calculated on a taxable equivalent basis.

	1 year or less		More than 1 to 5 years		More than 5 to 10 years		Over 10 years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Fair
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value
	(Dollars in thousands)
AFS:
GSE debentures	$302,154	0.39%	$446,154	1.16%	$--	--%	$--	--%	$748,308	0.85%	$748,308
Municipal bonds	175	3.49	423	3.62	978	3.72	1,178	3.90	2,754	3.77	2,754
TRUPs	--	--	--	--	--	--	2,941	1.60	2,941	1.60	2,941
MBS	--	--	2,659	5.84	171,088	4.88	558,689	3.98	732,436	4.20	732,436
	302,329	0.39	449,236	1.19	172,066	4.87	562,808	3.97	1,486,439	2.50	1,486,439

HTM:
GSE debentures	--	--	633,483	1.38	--	--	--	--	633,483	1.38	636,654
Municipal bonds	1,729	2.25	30,388	2.76	18,566	3.33	6,311	3.20	56,994	2.98	59,180
MBS	--	--	--	--	473,841	3.02	1,205,799	2.83	1,679,640	2.88	1,738,558
	1,729	2.25	663,871	1.44	492,407	3.03	1,212,110	2.83	2,370,117	2.48	2,434,392

	$304,058	0.40%	$1,113,107	1.34%	$664,473	3.51%	$1,774,918	3.19%	$3,856,556	2.49%	$3,920,831

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

The following table sets forth our deposit flows during the periods indicated.  Included in the table are brokered and public unit deposits which totaled $190.1 million, $193.6 million, and $163.0 million at September 30, 2011, 2010, and 2009, respectively.

	Year Ended September 30,
	2011	2010	2009
	(Dollars in thousands)

Opening balance	$4,386,310	$4,228,609	$3,923,883
Deposits	7,630,259	7,275,590	7,021,015
Withdrawals	7,585,217	7,198,358	6,818,534
Interest credited	63,821	80,469	102,245

Ending balance	$4,495,173	$4,386,310	$4,228,609

Net increase	$108,863	$157,701	$304,726

The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered for the periods indicated.

	Year Ended September 30,
	2011		2010		2009
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)

Non-Certificates:
Checking	$551,632	12.3%	$482,428	11.0%	$439,975	10.4%
Savings	253,184	5.6	234,285	5.3	226,396	5.4
Money market	1,066,065	23.7	942,428	21.5	848,157	20.1

Total non-certificates	1,870,881	41.6	1,659,141	37.8	1,514,528	35.9

Certificates (by rate):
0.00 – 0.99%	339,803	7.6	193,959	4.4	78,036	1.8
1.00 – 1.99%	1,106,957	24.6	1,013,538	23.1	254,846	6.0
2.00 – 2.99%	775,235	17.2	777,687	17.7	971,605	23.0
3.00 – 3.99%	371,682	8.3	576,595	13.2	848,991	20.1
4.00 – 4.99%	30,615	0.7	164,763	3.8	326,087	7.7
5.00 – 5.99%	--	--	627	--	233,572	5.5
6.00 – 6.99%	--	--	--	--	944	--

Total certificates	2,624,292	58.4	2,727,169	62.2	2,714,081	64.1

	$4,495,173	100.0%	$4,386,310	100.0%	$4,228,609	100.0%

The following table sets forth the maturity and rate range of our certificate of deposit portfolio at September 30, 2011.

	Amount Due
		More than	More than
	1 year	1 year to	2 to 3	More than
	or less	2 years	years	3 years	Total
	(Dollars in thousands)

0.00 – 0.99%	$271,642	$66,993	$1,168	$--	$339,803
1.00 – 1.99%	724,402	239,810	90,696	52,049	1,106,957
2.00 – 2.99%	96,222	169,874	199,280	309,859	775,235
3.00 – 3.99%	273,329	73,004	17,578	7,771	371,682
4.00 – 4.99%	24,636	5,362	293	324	30,615
	$1,390,231	$555,043	$309,015	$370,003	$2,624,292

Weighted average rate	1.65%	1.86%	2.27%	2.40%	1.87%
Weighted average maturity (in years)	0.44	1.49	2.57	3.73	1.37
Weighted average maturity for the retail certificate of deposit portfolio (in years)					1.36

The following table sets forth the maturity information for our certificate of deposit portfolio as of September 30, 2011.

	Maturity
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)

Retail certificates of deposit less than $100,000	$290,103	$240,236	$401,861	$809,285	$1,741,485
Retail certificates of deposit of $100,000 or more	117,638	100,957	153,585	320,522	692,702
Brokered/Public units of $100,000 or more	51,800	27,026	7,025	104,254	190,105
Total certificates of deposit	$459,541	$368,219	$562,471	$1,234,061	$2,624,292

The Board of Directors has authorized the utilization of brokers to obtain deposits as a source of funds.  The Bank has entered into several relationships with nationally recognized wholesale deposit brokerage firms to accept deposits from these firms.  Depending on market conditions, the Bank may use brokered deposits to fund asset growth and gather deposits that may help to manage interest rate risk.  The Bank’s policies limit the amount of brokered deposits that it may have at any time to 10% of total deposits.  The rates paid on brokered deposits plus fees are generally equivalent to rates offered by FHLB on advances and favorable to some rates paid on retail deposits.  At both September 30, 2011 and 2010, the balance of brokered deposits was $83.7 million, or approximately 2% of total deposits.

The Board of Directors also has authorized the utilization of public unit deposits as a source of funds.  The Bank’s policies limit the amount of public unit deposits that it may have at any time to 5% of total deposits.  In order to qualify to obtain such deposits, the Bank must have a branch in each county in which it collects public unit deposits, and by law, must pledge securities as collateral for all such balances in excess of the FDIC insurance limits.  At September 30, 2011 and 2010, the balance of public unit deposits was $106.4 million, or approximately 2.5% of total deposits and $109.9 million, or approximately 2.5% of total deposits, respectively.

Borrowings.  Although retail deposits are our main source of funds, we may utilize borrowings when, at the time of the borrowing, they can be invested at a positive rate spread relative to current asset yields, when we desire additional capacity to fund loan demand or when they help us meet our asset and liability management objectives.  Historically, our borrowings primarily have consisted of FHLB advances.  From time to time, we also utilize the line of credit that we maintain at FHLB.  The Bank supplements FHLB advances with repurchase agreements, wherein the Bank enters into agreements with selected counterparties to sell securities under agreements to repurchase.  These agreements are recorded as financing transactions as the Bank maintains effective control over the transferred securities.

FHLB advances are secured by a blanket pledge of our loan portfolio, as collateral.   See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.  FHLB advances may be made pursuant to several different credit programs, each of which has its own interest rate, maturity, repayment, and convertible features, if any.  At September 30, 2011, we had $2.38 billion in FHLB advances.  See “Notes to Consolidated Financial Statements - Note 7” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

The Bank may enter into additional repurchase agreements as management deems appropriate, up to 15% of Bank assets, per Bank policy.  At September 30, 2011, repurchase agreements were $515.0 million, or approximately 5.5% of total assets.  The securities underlying the agreements continue to be carried in the Bank’s securities portfolio.  At September 30, 2011, we had securities with a fair value of $597.3 million pledged as collateral.  Repurchase agreements are made at mutually agreed upon terms between counterparties and the Bank.  The use of repurchase agreements allows for the diversification of funding sources and the use of securities that were not being leveraged as collateral.  See “Notes to Consolidated Financial Statements—Note 7” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

The following table sets forth certain information relating to each category of borrowings for which the average short-term balance outstanding during the period was more than 29% of stockholders’ equity at the end of the period.  The maximum balance, average balance, and weighted average interest rate during fiscal year 2010 and 2009 reflect all borrowings that were scheduled to mature within one year at any month-end during fiscal year 2010 and 2009.  There were no short-term borrowings outstanding that exceeded 29% of stockholders’ equity during fiscal year 2011.

	At or for the Year Ended September 30,
	2010	2009
	(Dollars in thousands)
FHLB Advances:
Balance at end of year	$276,000	$350,000
Maximum balance outstanding at any month-
end during fiscal year	550,000	795,000
Average balance	423,000	396,250
Weighted average interest rate during the year	4.62%	4.54%
Weighted average interest rate at end of year	4.87%	4.49%

Repurchase Agreements:
Balance at end of year	$200,000	$45,000
Maximum balance outstanding at any month-
end during fiscal year	225,000	45,000
Average balance	158,750	11,250
Weighted average interest rate during the year	3.68%	3.05%
Weighted average interest rate at end of year	3.79%	3.05%

Subsidiary and Other Activities

As a federally chartered savings bank, we are permitted by federal regulations to invest up to 2% of our Bank assets, as reported to the OCC, or $182.1 million at September 30, 2011, in the stock of, or as unsecured loans to, service corporation subsidiaries.  We may invest an additional 1% of our assets, or $91.0 million at September 30, 2011, in service corporations where such additional funds are used for inner-city or community development purposes.  At September 30, 2011, the Bank had one subsidiary, Capitol Funds, Inc.  At September 30, 2011, Capitol Funds, Inc. had a capital balance of $6.3 million.  Capitol Funds, Inc. has a wholly owned subsidiary, Capitol Federal Mortgage Reinsurance Company (“CFMRC”).  CFMRC serves as a reinsurance company for the PMI companies the Bank uses in its normal course of operations, but it is no longer accepting new business.  CFMRC provides mortgage reinsurance on certain one- to four-family loans in the Bank’s portfolio.  During fiscal year 2011, Capitol Funds, Inc. reported consolidated net income of $399 thousand which included net income of $403 thousand from CFMRC.

REGULATION AND SUPERVISION

Set forth below is a description of certain laws and regulations that are applicable to Capitol Federal Financial, Inc. and the Bank.  All material information regarding these laws and regulations has been provided.

General

On July 21, 2010, the President of the United States signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  This law has significantly changed the current bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. See additional information regarding the Dodd-Frank Act under the heading “Risk Factors – Passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act will increase our operational and compliance costs.”

As of July 21, 2011, the OCC assumed the responsibilities and powers of the Office of Thrift Supervision (the “OTS”) with respect to the Bank, and the FRB assumed the responsibilities and powers of the OTS with respect to the Company.

The OCC has extensive enforcement authority over all federal savings associations, including the Bank, and the FRB has enforcement authority over their holding companies, including Capitol Federal Financial, Inc.  This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed.  Except under certain circumstances, public disclosure of final enforcement actions by the OCC or the FRB is required by law.

Capitol Federal Financial, Inc.

The purpose and powers of the Company are to pursue any or all of the lawful objectives of a savings and loan holding company and to exercise any of the powers accorded to a savings and loan holding company.

If the Bank fails the Qualified Thrift Lender test, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies, unless the Bank requalifies within the year.  The activities authorized for a bank holding company are more limited than are the activities authorized for a savings and loan holding company. If the Bank fails the test a second time, the Company must immediately register as, and become subject to, the restrictions applicable to a bank holding company. See "Qualified Thrift Lender Test."

The Company must obtain regulatory approval before acquiring control of any other depository institution. Interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing institution.

Capitol Federal Savings Bank

The Bank, as a federally chartered savings bank, is subject to regulation and oversight by the OCC extending to all aspects of its operations.  This regulation of the Bank is intended for the protection of depositors and not for the purpose of protecting stockholders.  The Bank is required to maintain minimum levels of regulatory capital and is subject to some limitations on the payment of dividends to the Company.  The Bank also is subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law.

Office of the Comptroller of the Currency

The investment and lending authority of the Bank is prescribed by federal laws and regulations and the Bank is prohibited from engaging in any activities not permitted by such laws and regulations.

As a federally chartered savings bank, the Bank is required to meet a Qualified Thrift Lender test.  This test requires the Bank to have at least 65% of its portfolio assets, as defined by statute, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, the Bank may maintain 60% of its assets in those assets specified in Section 7701(a) (19) of the Internal Revenue Code.  Under either test, the Bank is required to maintain a significant portion of its assets in residential housing related loans and investments.  Any institution that fails to meet the Qualified Thrift Lender test must, within one year, either become a bank or be subject to certain restrictions on its operations, unless within the year it meets the test, and thereafter remains a Qualified Thrift Lender.  These restrictions include a prohibition against paying any dividends, except, with the prior approval of both the OCC and the FRB, for the purpose of paying obligations of a company controlling the institution.  An institution that fails the test a second time must immediately convert to a bank or be subjected to the restrictions.  Any holding company of an institution that fails the test and does not re-qualify within a year must become subject to the same statute and regulations as a bank holding company.  If such an institution has not converted to a bank within three years after it failed the test, it must divest all investments and cease all activities not permissible for both a national bank and a savings association.  Failure to meet the Qualified Thrift Lender test is a statutory violation subject to enforcement action.  As of September 30, 2011, the Bank met the Qualified Thrift Lender test.

The Bank is subject to a 35% of total assets limit on consumer loans, commercial paper and corporate debt securities, and a 20% limit on commercial non-mortgage loans.  At September 30, 2011, the Bank had 0.1% of its assets in non-real estate consumer loans, commercial paper and corporate debt securities and 0% of its assets in commercial non-mortgage loans.  Separately, the Bank has authority to invest up to 400% of its capital in loans secured by non-residential real estate.

The Bank’s relationship with its depositors and borrowers is regulated to a great extent by federal laws and regulations, especially in such matters as the ownership of savings accounts and the form and content of mortgage requirements.  In addition, the branching authority of the Bank is regulated by the OCC.  The Bank is generally authorized to branch nationwide.

The Bank is subject to a statutory lending limit on aggregate loans to one person or a group of persons combined because of certain common interests.  That limit is equal to 15% of our unimpaired capital and surplus, except that for loans fully secured by readily marketable collateral, the limit is increased to 25%.  At September 30, 2011, the Bank's lending limit under this restriction was $207.1 million.  The Bank has no loans or loan relationships in excess of its lending limit.

We are subject to periodic examinations by the OCC.  During these examinations, the examiners may require the Bank to increase the ACL and/or recognize additional charge-offs based on their judgments, which can impact our capital and earnings.  As a federally chartered savings bank, the Bank is subject to a semi-annual assessment, based upon its total assets, to fund the operations of the OCC.

The OCC has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits.  Any institution regulated by the OCC that fails to comply with these standards must submit a compliance plan.

Insurance of Accounts and Regulation by the FDIC

The DIF of the FDIC insures deposit accounts in the Bank. The FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for one of four risk categories applied to its deposits, subject to certain adjustments.  Each institution is assigned to one of four risk categories based on its capital, supervisory ratings, and other factors.  Well-capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I.  Risk Categories II, III and IV present progressively greater risks to the DIF.  Under the FDIC’s risk-based assessment rules, until April 1, 2011, the initial base assessment rates prior to adjustments ranged from 12 to 16 basis points for Risk Category I, and were 22 basis points for Risk Category II, 32 basis points for Risk Category III and 45 basis points for Risk Category IV.  Initial base assessment rates were subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments ranged from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III and 40 to 77.5 basis points for Risk Category IV.

As required by the Dodd-Frank Act, the FDIC has adopted rules effective April 1, 2011, under which insurance premium assessments are based on an institution’s total assets minus its tangible equity (defined as Tier 1 capital) instead of its deposits.  Under these rules, an institution with total assets of less than $10 billion will be assigned to a Risk Category as described above, and a range of initial base assessment rates will apply to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution’s brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates.  Total base assessment rates range from 2.5 to 9.0 basis points for Risk Category I, 9.0 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution.  The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking.  In an emergency, the FDIC may also impose a special assessment.

FDIC-insured institutions are required to pay an additional quarterly assessment called the FICO assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  For the Bank’s fiscal year ended September 30, 2011, this assessment was 1.015 basis points for each $100 in domestic deposits.  This assessment, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.  For the fiscal year ended September 30, 2011, the Bank paid $498 thousand in FICO assessments.

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

In October 2008, the FDIC introduced the Temporary Liquidity Guarantee Program (“TLGP”).  The TLGP had two components: 1) a debt guarantee program, guaranteeing newly issued senior unsecured debt, and 2) a transaction account guarantee program (“TAGP”), providing a full guarantee of certain non-interest-bearing deposit transaction accounts.  The Bank did not issue any debt under this program.  The Bank participated in the TAGP through December 31, 2010.  The fees for this program ranged from 15-25 basis points (annualized), depending on the institution’s risk category for deposit insurance assessment purposes, assessed on amounts in covered accounts exceeding $250 thousand.  Under the Dodd-Frank Act, non-interest bearing transaction accounts receive unlimited deposit insurance coverage through December 31, 2012, and insured institutions pay no separate fee for this coverage.

Transactions with Affiliates

Transactions between the Bank and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates, and certain of these transactions are restricted to a percentage of the Bank's capital, and, in the case of loans, require eligible collateral in specified amounts.  In addition, the Bank may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates.

Regulatory Capital Requirements

The Bank is required to maintain specified levels of regulatory capital under regulations of the OCC.  OCC regulations state that to be adequately capitalized, an institution must have a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a total risk-based capital ratio of at least 8.0%.  To be well capitalized, an institution must have a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

The term leverage ratio means the ratio of Tier 1 (core) capital to adjusted total assets.  The term Tier 1 risk-based capital ratio means the ratio of Tier 1 capital to risk-weighted assets.  The term total risk-based capital ratio means the ratio of total capital to risk-weighted assets.

The term Tier 1 (core) capital generally consists of common stockholders’ equity and retained earnings and certain noncumulative perpetual preferred stock and related earnings, excluding most intangible assets.  At September 30, 2011, the Bank had $251 thousand of disallowed servicing assets, which were deducted from Tier 1 (core) capital, and $26.3 million of accumulated gains on AFS securities, net of deferred taxes, which were subtracted from Tier 1 (core) capital.

Total capital consists of the sum of an institution’s Tier 1 (core) capital and the amount of its Tier 2 capital up to the amount of its Tier 1 (core) capital.  Tier 2 capital consists generally of certain cumulative and other perpetual preferred stock, certain subordinated debt and other maturing capital instruments, the amount of the institution’s allowance for loan and lease losses up to 1.25% of risk-weighted assets and certain unrealized gains on equity securities.  At September 30, 2011, the Bank had $11.7 million of allowances for credit losses, which was less than 1.25% of risk-weighted assets.

Adjusted total assets consist of total assets as specified in the OCC Thrift Financial Report (“TFR”) less such items as disallowed servicing assets and accumulated gains/losses on AFS securities. At September 30, 2011, the Bank had $251 thousand of disallowed servicing assets and $42.3 million of accumulated gains on AFS securities which were subtracted from TFR total assets of $9.10 billion to arrive at adjusted total assets of $9.06 billion.

Risk-weighted assets are determined under the OCC capital regulations, which assign to every asset, including certain off-balance sheet items, a risk weight generally ranging from 0% to 100% based on the inherent risk of the asset.  The OCC is authorized to require the Bank to maintain an additional amount of total capital to account for concentrations of credit risk, levels of interest rate risk, equity investments in non-financial companies and the risks of non-traditional activities.  Institutions that are not well capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits.  At September 30, 2011, the Bank had Tier 1 (core) capital of $1.37 billion, total risk-based capital of $1.38 billion, adjusted total assets of $9.06 billion, and risk-weighted assets of $3.61 billion.  At September 30, 2011, the Bank had a tangible equity to tangible assets ratio of 15.1%, a Tier 1 (core) capital to adjusted total assets ratio of 15.1%, a Tier 1 (core) capital to risk-weighted assets ratio of 37.9%, a total risk-based capital to risk-weighted assets ratio of 38.3%.  At September 30, 2011, the Bank was considered a well-capitalized institution under OCC regulations.  Regulatory capital is discussed further in “Notes to Consolidated Financial Statements - Note 13” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

The OCC has the ability to establish an individual minimum capital requirement for a particular institution, based on its circumstances, which varies from the capital levels that would otherwise be required under the capital regulations.  The OCC has not imposed any such requirements on the Bank.

The OCC is authorized and, under certain circumstances, required to take certain actions against savings banks that fail to meet the minimum ratios for an adequately capitalized institution.  Any such institution must submit a capital restoration plan and, until such plan is approved by the OCC, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.  The plan must include a guaranty by the institution’s holding company limited to the lesser of 5% of the institution’s assets when it became undercapitalized, or the amount necessary to restore the institution to adequately capitalized status.  The OCC is authorized to impose the additional restrictions on institutions that are less than adequately capitalized.

Federal regulations state that any institution that fails to comply with its capital plan or has Tier 1 risk-based or core capital ratios of less than 3.0% or a total risk-based capital ratio of less than 6.0% is considered significantly undercapitalized and must be made subject to one or more additional specified actions and operating restrictions that may cover all aspects of its operations and may include a forced merger or acquisition of the institution.  An institution with tangible equity to total assets of less than 2.0% is critically undercapitalized and becomes subject to further mandatory restrictions on its operations.  The OCC generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.  The imposition by the OCC of any of these measures on the Bank may have a substantial adverse effect on its operations and profitability.  In general, the FDIC must be appointed receiver for a critically undercapitalized institution whose capital is not restored within the time provided.  When the FDIC as receiver liquidates an institution, the claims of depositors and the FDIC as their successor (for deposits covered by FDIC insurance) have priority over other unsecured claims against the institution.

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

Limitations on Dividends and Other Capital Distributions

The OCC regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

Generally under OCC and FRB regulations, federal savings institutions, such as the Bank, may make capital distributions during any calendar year equal to earnings of the previous two calendar years and current year-to-date earnings.  It is generally required under OCC regulations that the Bank remain well-capitalized before and after the proposed distribution.  However, an institution deemed to be in need of more than normal supervision by the OCC may have its dividend authority restricted by the OCC.  Generally, savings institutions proposing to make any capital distribution within these limits need only submit written notice to the OCC and FRB 30 days prior to such distribution.  The OCC or FRB may object to the distribution during that 30-day period based on safety and soundness and certain other concerns.  Savings institutions that desire to make a larger capital distribution, or are under special restrictions, or are not, or would not be, well-capitalized following a proposed capital distribution, however, must obtain OCC and FRB approval prior to making such distribution.  See “Regulatory Capital Requirements.”

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company.  At September 30, 2011, the Bank was in compliance with the OCC regulations permitting payment of dividends up to specified amounts with prior notice to the OCC.  So long as the Bank continues to remain “well capitalized” after each capital distribution, operate in a safe and sound manner, provide the OCC and FRB with updated capital levels, and non-performing asset balances and ACL information as requested, and comply with the interest rate risk management guidelines of the OCC, it is management’s belief that the OCC and FRB will continue to allow the Bank to distribute its net income to the Company, although no assurance can be given in this regard.

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

Federal Reserve System

The FRB requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts.  At September 30, 2011, the Bank was in compliance with these reserve requirements.  The Bank is authorized to borrow from the Federal Reserve Bank “discount window.” Under the administration of the discount window revised January 9, 2003, an eligible institution need not exhaust other sources of funds before coming to the discount window, nor are there restrictions on the purposes for which the borrower can use primary credit.  At September 30, 2011, the Bank had no borrowings from the discount window.

Federal Home Loan Bank System

The Bank is a member of FHLB Topeka, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of financial institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region and is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of FHLB, which are subject to the oversight of the FHFA.

As a member, the Bank is required to purchase and maintain stock in FHLB.  The minimum required FHLB stock amount is 5% of the Bank’s FHLB advances and outstanding balance on the FHLB line of credit, and 2% of the outstanding principal of loans sold into the Mortgage Partnership Finance ("MPF") program.  At September 30, 2011, the Bank had a balance of $126.9 million in FHLB stock, which was in compliance with this requirement.  In past years, the Bank has received dividends on its FHLB stock, although no assurance can be given that these dividends will continue.  The average yield on FHLB stock was 3.06% for fiscal year 2011.  For the year ended September 30, 2011, dividends paid by FHLB to the Bank totaled $3.8 million, which were primarily stock dividends.

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

Federal Savings and Loan Holding Company Regulation

The Company is a unitary savings and loan holding company within the meaning of the Home Owners Loan Act (“HOLA”).  As such, the Company is registered with the FRB and are subject to the FRB regulations, examinations, supervision and reporting requirements. In addition, the FRB has enforcement authority over the Company and the Bank. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the Bank.

The HOLA prohibits a savings and loan holding company (directly or indirectly, or through one or more subsidiaries) from acquiring another savings association or holding company thereof without prior written approval of the FRB; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not federally insured.  In evaluating applications by holding companies to acquire savings associations, the FRB must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

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

State Taxation

The earnings/losses of Capitol Federal Financial, Inc. and Capitol Funds, Inc. are combined for purposes of filing a consolidated Kansas corporate tax return.  The Kansas corporate tax rate is 4.0%, plus a surcharge of 3.0% on earnings greater than $50 thousand.

The Bank files a Kansas privilege tax return.  For Kansas privilege tax purposes, for taxable years beginning after 1997, the minimum tax rate is 4.5% of earnings, which is calculated based on federal taxable income, subject to certain adjustments.  The Bank has not received notification from the state of any potential tax liability for any years still subject to audit.

Additionally, the Bank files state tax returns in various other states where it has significant purchased loans and/or foreclosure activities and therefore has economic nexus in those states.

Employees

At September 30, 2011, we had a total of 734 employees, including 141 part-time employees.  The full-time equivalent of our total employees at September 30, 2011 was 671.  Our employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

Executive Officers of the Registrant

John B. Dicus. Age 50 years.  Mr. Dicus is Chairman of the Board of Directors, Chief Executive Officer, and President of the Bank and the Company.  He has served as Chairman since January, 2009 and Chief Executive Officer since January, 2003.  He has served as President of the Bank since 1996 and of the Company since its inception in March 1999.  Prior to accepting the responsibilities of CEO, he served as Chief Operating Officer of the Bank and the Company.  Prior to that, he served as the Executive Vice President of Corporate Services for the Bank for four years.  He has been with the Bank in various other positions since 1985.

Larry K. Brubaker.  Age 64 years.  Mr. Brubaker has been employed with the Bank since 1971 and currently serves as Executive Vice President for Corporate Services, a position he has held since 1997.  Prior to that, he was employed by the Bank as the Eastern Region Manager for seven years.

R. Joe Aleshire. Age 64 years. Mr. Aleshire has been employed with the Bank since 1973 and currently serves as Executive Vice President for Retail Operations, a position he has held since 1997.  Prior to that, he was employed by the Bank as the Wichita Area Manager for 17 years.

Kent G. Townsend. Age 50 years. Mr. Townsend serves as Executive Vice President and Chief Financial Officer of the Bank, its subsidiary, and the Company.  Mr. Townsend also serves as Treasurer for the Company, Capitol Funds, Inc. and CFMRC.  Mr. Townsend was promoted to Executive Vice President, Chief Financial Officer and Treasurer on September 1, 2005.  Prior to that, he served as Senior Vice President, a position he held since April 1999, and Controller of the Company, a position he held since March 1999.  He has served in similar positions with the Bank since September 1995.  He served as the Financial Planning and Analysis Officer with the Bank for three years and other financial related positions since joining the Bank in 1984.

Rick C. Jackson.  Age 46 years.  Mr. Jackson currently serves as Executive Vice President, Chief Lending Officer and Community Development Director of Capitol Federal Savings Bank.  He also serves as the President of Capitol Funds, Inc., a subsidiary of the Bank and President of CFMRC.  He has been with the Bank since 1993 and has held the position of Community Development Director since that time.  He has held the position of Chief Lending Officer since February 2010.

Tara D. Van Houweling.  Age 38 years.  Ms. Van Houweling has been employed with the Bank and Company since May 2003 and currently serves as First Vice President, Principal Accounting Officer and Reporting Director.  She has held the position of Reporting Director since May 2003.

Item 1A.  Risk Factors

The following is a summary of risk factors relating to the operations of the Bank and the Company.  These risk factors are not necessarily presented in order of significance.

We may be required to provide remedial consideration to borrowers whose loans we purchase from correspondent and nationwide lenders if it is discovered that the originating company did not properly comply with lending regulations during the origination process.  We purchase whole one- to four-family mortgage loans from correspondent and nationwide lenders.  While the loans purchased from our correspondent lenders are underwritten by the Bank’s underwriters and loans purchased from nationwide lenders are evaluated on a certain set of criteria before being purchased, we are still subject to some risks associated with the loan origination process itself.  By law, loan originators are required to comply with lending regulations at all times during the origination process.  Any compliance related risks associated with the origination process itself effectively gets transferred from the originating company to the Bank once the Bank has procured the asset.  Should, at any point, it be discovered that an instance of noncompliance occurred by the originating company during the origination process, the Bank would still be held responsible and required to remedy the issue for the loans it purchased from the originator.  Remedial actions can include such actions as refunding interest paid back to the borrower and adjusting the contractual interest rate on the loan to the current market rate if advantageous to the borrower.

The United States economy remains weak and unemployment levels are high.  A prolonged economic downturn, especially one affecting our geographic market area, will adversely affect our business and financial results.
We are particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past three years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including GSEs, major commercial and investment banks, and regional financial institutions such as the Bank.

The Bank’s net loan charge-offs during the fiscal years 2011, 2010, and 2009 were $3.5 million, $4.0 million, and $2.0 million respectively.  Historically, the Bank’s net loan charge-offs have been low due to the low level of non-performing loans and the amount of equity in the properties collateralizing the related loans.  During fiscal years 2011, 2010, and 2009, the Bank recorded a provision for credit losses of $4.1 million, $8.9 million, and $6.4 million, respectively.  The increases in the provision for credit losses and net loan charge-offs, compared to historical trends, were directly related to the increases in delinquent loans, non-performing loans, and losses on foreclosed property and short sale transactions, which were primarily a result of the decline in home prices and lingering negative economic conditions.  The overall amount of the provision for credit losses and net loan charge-offs has not been significant to date because of the Bank’s traditional underwriting standards and the relative economic stability of the geographic areas in our primary lending areas.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the local economy.  We are currently one of the largest mortgage loan originators in the state of Kansas.  Approximately 75% of our loan portfolio is comprised of loans secured by property located in Kansas, and approximately 15% is comprised of loans secured by property located in Missouri.  This makes us vulnerable to a downturn in the local economy and real estate markets.  Adverse conditions in the local economy such as inflation, unemployment, recession, natural disasters, or other factors beyond our control could impact the ability of our borrowers to repay their loans, which could impact our net interest income.  Decreases in local real estate values could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure.  Currently there is not a single employer or industry in the area on which the majority of our customers are dependent.

If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings could decrease.  Our borrowers may not repay their loans according to the terms of the loans, and, as a result of the recent declines in home prices, the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance.  We may experience significant loan losses, which could have a material adverse effect on our operating results.  When determining the amount of the ACL, we make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the ACL, we rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors.  If our assumptions prove to be incorrect, our ACL may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance which is maintained through provisions for loan losses.  Material additions to our allowance could materially decrease our net income.

Our policies currently require that we maintain a higher ACL on loans we purchase from nationwide lenders as compared to the ACL maintained on those we originate.  To the extent we increase our portfolio of purchased loans from nationwide lenders, our ACL will likely increase, through a provision for credit losses, which will have an adverse effect on net income.

Our ACL at September 30, 2011, 2010, and 2009 was $15.5 million, $14.9 million, and $10.2 million, respectively.  The increase in our ACL has primarily been a result of a decline in the performance of some of our mortgage loans due to lingering negative economic conditions and the related collateral values not being sufficient to pay the outstanding loan balance due to the decline in home values.  The Bank’s non-performing loans at September 30, 2011, 2010, and 2009 were $26.5 million, $32.0 million, and $30.9 million, respectively.  Non-performing loans as a percentage of total loans at September 30, 2011, 2010, and 2009 was 0.51%, 0.62%, and 0.55%, respectively.

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

Changes in interest rates can also have an adverse effect on our financial condition, as our AFS securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates.  We increase or decrease our stockholders’ equity, specifically accumulated other comprehensive income (loss), by the amount of change in the estimated fair value of the AFS securities, net of deferred taxes.  Decreases in the fair value of AFS securities would, therefore, adversely impact our stockholders’ equity. The balance of accumulated other comprehensive income at September 30, 2011, 2010, and 2009 was $26.7 million, $31.9 million, and $33.9 million, respectively.

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

The Bank’s one-year cumulative excess of interest-earning assets over interest-bearing liabilities as a percentage of assets at September 30, 2011 was 18.6% which signifies a positive gap position, meaning we have more interest-earning assets expected to reprice over the next 12 months than interest-bearing liabilities.  In a rising rate environment, a positive gap position would tend to result in an increase in our net interest income.  In a decreasing rate environment, a positive gap position would tend to result in a decrease in our net interest income.  For additional information about interest rate risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

Our strategies to modify our interest rate risk profile may be difficult to implement.  Our asset management strategies are designed to decrease our interest rate risk sensitivity.  One such strategy is increasing the amount of adjustable-rate and/or short-term assets.  We offer ARM loan products and work with correspondent lenders to purchase ARM and 15 year fixed-rate loans as a means to achieve this strategy.  However, lower interest rates would generally create a decrease in borrower demand for adjustable-rate assets, and there is no guarantee that any adjustable-rate assets obtained will not prepay.  Conventional mortgage loans may be sold on a bulk basis for portfolio restructuring or on a flow basis as loans are originated, which also subjects us to pricing risk in the secondary market.  Additionally, we attempt to invest in shorter-term assets in the investment portfolio as a way to reduce our interest rate sensitivity.

We are also managing our liabilities to moderate our interest rate risk sensitivity.  We are using our maturing FHLB advances and repurchase agreements to mitigate the impact of the customer demand for long-term fixed-rate mortgages by lengthening the maturities of these advances and repurchase agreements, depending on the liquidity or investment opportunities at the time we undertake additional FHLB advances or repurchase agreements.  FHLB advances and repurchase agreements will be entered into as needed or to fund the purchase of assets that provide for spreads at levels acceptable to management.

If we are unable to originate or purchase adjustable-rate assets at favorable rates or fund loan originations or securities purchases with long-term funding, we may have difficulty executing this asset management strategy and/or it may result in a reduction in profitability.

We may have unanticipated credit risk in our investment and MBS portfolio.  At September 30, 2011, $3.86 billion, or approximately 41% of our assets, consisted of investment and MBS securities, most of which were issued by, or have principal and interest payments guaranteed by, FNMA or FHLMC.

On September 7, 2008, the FHFA placed FNMA and FHLMC into federal conservatorship.  Although the federal government has committed substantial capital to FNMA and FHLMC, there can be no assurance that these credit facilities and other capital infusions will be adequate for their needs.  If the financial support is inadequate, or if additional support is not provided when needed, these companies could continue to suffer losses and could fail to honor their guarantees and other obligations.  The U.S. Treasury Secretary has suggested that the guarantee payment structure of FNMA and FHLMC should be re-examined.  The future roles of FNMA and FHLMC could be significantly reduced and the nature of their guarantees could be eliminated or considerably limited relative to historical measurements.  Any changes to the nature of the guarantees provided by FNMA and FHLMC could have a significant adverse affect on the market value and cash flows of the investment and MBS we hold, resulting in substantial losses.

Passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act will increase our operational and compliance costs.  The Dodd-Frank Act has significantly changed, and will continue to significantly change, the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  The Bank’s primary federal regulator, the OTS, was eliminated in July 2011.  Now, federal thrifts are subject to regulation and supervision by the OCC, which supervises and regulates all national banks.  Existing savings and loan holding companies, such as the Company, are now subject to regulation and supervision by the FRB.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies are given significant discretion in drafting the rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws.  The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets.  Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators.  The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.  The Company does not currently have assets in excess of $10 billion, but it may at some point in the future.

The Dodd-Frank Act requires minimum leverage (Tier 1) and risk-based capital requirements for savings and loan holding companies (effective July 21, 2015) and bank holding companies that are no less stringent than those applicable to banks, which will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in the Bank, and will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities.

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

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income.  We are subject to extensive regulation, supervision and examination by the OCC, FRB, and the FDIC.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s ACL and determine the level of deposit insurance premiums assessed.  Our business is highly regulated: therefore, the laws and applicable regulations are subject to frequent change.  Any change in these regulations and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations.

The potential exists for additional federal or state laws and regulations, or changes in policy, affecting lending and funding practices, and interest rate risk management and liquidity standards.  Moreover, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements.  Bank regulatory agencies, such as the OCC and the FDIC, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors.  In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations.  New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge and our ongoing operations, costs and profitability.

Higher Federal Deposit Insurance Corporation insurance premiums and special assessments will adversely affect our earnings.  Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), that is, the ratio of the DIF to the insured deposit base.  The FDIC has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires that institutions with assets of more than $10 billion bear the effect of the increase in the statutory minimum DRR to 1.35%, from the former statutory minimum of 1.15%.  Although the Bank had less than $10 billion in assets as of September 30, 2011, in the event the Bank’s asset size grows to at least $10 billion for four consecutive quarters, the effect of this provision of the Dodd-Frank Act may be to increase the Bank’s cost of deposit insurance relative to institutions with less than $10 billion in assets.

In 2009, the FDIC levied a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  We recorded an expense of $3.8 million during the quarter ended June 30, 2009, to reflect the special assessment.

The FDIC also required all insured institutions to prepay their estimated assessments for the fourth quarter of calendar year 2009, and for all of calendar years 2010, 2011, and 2012.  This pre-payment was due on December 30, 2009.  The assessment rate for the fourth quarter of calendar year 2009 and for calendar year 2010 was based on each institution’s total base assessment rate for the third quarter of calendar year 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire calendar year third quarter, and the assessment rate for calendar years 2011 and 2012 was calculated as the modified third quarter assessment rate plus an additional three basis points.  In addition, every institution’s assessment base for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of calendar year 2012.  We recorded the pre-payment as a prepaid expense, which will be amortized to expense based upon actual balances insured.  Our prepayment amount for calendar years 2010, 2011, and 2012 was $25.7 million.  Future increases in our assessment rate or special assessments would decrease our earnings.

The Company’s ability to pay dividends is subject to the ability of the Bank to make capital distributions to the Company.  The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company, and also on the availability of cash at the holding company level in the event earnings are not sufficient to pay dividends according to the cash dividend payout policy.  Under FRB and OCC safe harbor regulations, the Bank may distribute to the Company capital not exceeding net income for the current calendar year and the prior two calendar years.  At September 30, 2011, the Bank was in compliance with the FRB and OCC safe harbor regulations.  Currently, the Bank has authorization from the OCC to distribute capital from the Bank to the Company through the quarter ending December 31, 2011.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.                      Properties

At September 30, 2011, we had 35 traditional branch offices and 10 in-store branch offices.  The Bank owns the office building and related land in which its home office and executive offices are located, and 25 of its other branch offices.  The Bank owns the buildings for three of its branch offices and leases the related land.  The remaining 16 branch offices, including 10 in-store locations, were leased.

For additional information regarding our lease obligations, see “Notes to Consolidated Financial Statements - Note 5” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

Management believes that our current facilities are adequate to meet our present and immediately foreseeable needs, after consideration of the retrofitting and remodeling of our Home Office.  However, we will continue to monitor customer growth and expand our branching network, if necessary, to serve our customers’ needs.

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

Item 4.                      (Removed and Reserved)

PART II

Item 5.                      Market for the Registrant’s Common Stock, Related Security Holder Matters and Issuer Purchases of Equity Securities

The section entitled “Stockholder Information” of the attached Annual Report to Stockholders for the year ended September 30, 2011 is incorporated herein by reference.

See “Notes to Consolidated Financial Statements—Note 1” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Capital” of the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K regarding the OCC restrictions on dividends from the Bank to the Company.

There were no stock repurchases during the three months ended September 30, 2011.  Under current regulatory restrictions, we may not repurchase our stock during the first year following the corporate reorganization except under very limited circumstances.  This one-year moratorium expires in December 2011.  The stock repurchase plan that was in effect at the time of the corporate reorganization in December 2010 ceased to exist once the reorganization was complete.  There is no repurchase plan currently in place.

The following table presents quarterly dividends paid in calendar years 2011, 2010, and 2009.  The dollar amounts represent dividends paid during the quarter.  The 2011 special year-end dividend is based upon the number of shares eligible to receive dividends outstanding on the record date of November 18, 2011.
	Calendar Year
	2011	2010	2009
	(Dollars in thousands)
Quarter ended March 31
Total quarterly dividends paid	$12,105	$10,739	$10,437
Quarter ended June 30
Total quarterly dividends paid	$12,105	$10,496	$10,446
Quarter ended September 30
Total quarterly dividends paid	$12,106	$10,496	$10,448
Quarter ended December 31
Total quarterly dividends paid	$12,145	$10,597	$10,550
Special year end/welcome dividend
Total dividends paid	$113,031	$6,359	$6,119

Calendar year-to-date dividends paid	$161,492	$48,687	$48,000

Item 6.                      Selected Financial Data

The section entitled “Selected Consolidated Financial Data” of the attached Annual Report to Stockholders for the fiscal years ended September 30, 2007 through September 30, 2011 is incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the attached Annual Report to Stockholders for the year ended September 30, 2011 is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

The section entitled “Management Discussion of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosure about Market Risk” of the attached Annual Report to Stockholders for the year ended September 30, 2011 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The section entitled “Consolidated Financial Statements” of the attached Annual Report to Stockholders for the fiscal year ended September 30, 2011 is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Act”) as of September 30, 2011.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2011, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Controls Over Financial Reporting

Management’s report on our internal control over financial reporting and the attestation report of the independent registered public accounting firm is contained in the attached Annual Report to Stockholders for the fiscal year ended September 30, 2011 and incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) identified in connection with the evaluation required by Rule 13a-15(d) of the Act that occurred during the Company’s quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Information required by this item concerning the Company’s directors and compliance with Section 16(a) of the Act is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2012, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Pursuant to General Instruction G(3), information concerning executive officers of the Company is included in Part I, under the caption “Executive Officers of the Registrant” of this Form 10-K.

Information required by this item regarding the audit committee of the Company’s Board of Directors, including information regarding the audit committee financial expert serving on the audit committee, is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2012, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

Item 11.   Executive Compensation

Information required by this item concerning compensation is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2012, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2012, a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table sets forth information as of September 30, 2011 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information
Number of Shares
Remaining Available
for Future Issuance
	Number of Shares		Under Equity
	to be issued upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Shares
	Outstanding Options,	Outstanding Options,	Reflected in the
Plan Category	Warrants and Rights	Warrants and Rights	First Column)

Equity compensation plans approved
by stockholders	906,964	$15.09	3,215,316	(1)
Equity compensation plans not approved
by stockholders	N/A	N/A	N/A
	906,964	$15.09	3,215,316

(1) This amount includes 358,767 shares issuable under the Company's Recognition and Retention Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item concerning certain relationships, related transactions and director independence is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2012, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14.  Principal Accounting Fees and Services

Information required by this item concerning principal accountant fees and services is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2012, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)     The following is a list of documents filed as part of this report:

(1)  Financial Statements:

The following financial statements are included under Part II, Item 8 of this Form 10-K:

1. Report of Independent Registered Public Accounting Firm.
2. Consolidated Balance Sheets as of September 30, 2011 and 2010.
3. Consolidated Statements of Income for the Years Ended September 30, 2011, 2010, and 2009.
4. Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2011, 2010, and 2009.
5. Consolidated Statements of Cash Flows for the Years Ended September 30, 2011, 2010, and 2009.
6. Notes to Consolidated Financial Statements for the Years Ended September 30, 2011, 2010, and 2009.

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

CAPITOL FEDERAL FINANCIAL, INC.

Date: November 29, 2011	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ John B. Dicus	By:	/s/ B. B. Andersen
	John B. Dicus, Chairman, President		B. B. Andersen, Director
	and Chief Executive Officer		Date: November 29, 2011
(Principal Executive Officer)
	Date: November 29, 2011	By:	/s/ Michael T. McCoy, M.D.
Michael T. McCoy, M.D., Director
By:	/s/ Kent G. Townsend		Date: November 29, 2011
Kent G. Townsend, Executive Vice President,
	Chief Financial Officer and Treasurer	By:	/s/ Marilyn S. Ward
	(Principal Financial Officer)		Marilyn S. Ward, Director
	Date: November 29, 2011		Date: November 29, 2011

By:	/s/ Jeffrey R. Thompson	By:	/s/ Tara D. Van Houweling
	Jeffrey R. Thompson, Director		Tara D. Van Houweling, First Vice President
	Date: November 29, 2011		and Reporting Director
(Principal Accounting Officer)
By:	/s/ Jeffrey M. Johnson		Date: November 29, 2011
Jeffrey M. Johnson, Director
Date: November 29, 2011

By:	/s/ Morris J. Huey II
Morris J. Huey, Director
Date: November 29, 2011

INDEX TO EXHIBITS
Exhibit Number	Document
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
Capitol Federal Financial, Inc.’s Stock Ownership Plan, as amended, filed on May 10, 2011 as Exhibit 10.1(ii) to the March 31, 2011 Form 10-Q for Capitol Federal Financial, Inc., and incorporated herein by reference

10.1(iii)
Form of Change of Control Agreement with each of John B. Dicus, Kent G. Townsend, R. Joe Aleshire, Larry Brubaker, and Rick C. Jackson filed on January 20, 2011 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference

10.2
Capitol Federal Financial’s 2000 Stock Option and Incentive Plan (the “Stock Option Plan”) filed on April 13, 2000 as Appendix A to Capitol Federal Financial’s Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference

10.3
Capitol Federal Financial’s 2000 Recognition and Retention Plan (“RRP”) filed on April 13, 2000 as Appendix B to Capitol Federal Financial’s Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference

10.4
Capitol Federal Financial Deferred Incentive Bonus Plan, as amended, filed on May 5, 2009 as Exhibit 10.4 to the March 31, 2009 Form 10-Q for Capitol Federal Financial and incorporated herein by reference

10.5	Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q for Capitol Federal Financial
and incorporated herein by reference
10.6	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q for Capitol Federal
Financial and incorporated herein by reference
10.7	Form of Restricted Stock Agreement under the RRP filed on February 4, 2005 as Exhibit 10.7 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference
10.8	Description of Named Executive Officer Salary and Bonus Arrangements
10.9	Description of Director Fee Arrangements filed on February 9, 2011 as Exhibit 10.9 to the
December 31, 2010 Form 10-Q and incorporated herein by reference
10.10	Short-term Performance Plan filed on August 4, 2011 as Exhibit 10.10 to the June 30, 2011
Form 10-Q and incorporated herein by reference
11	Statement re: computation of earnings per share*
13	Annual Report to Stockholders
14	Code of Ethics**
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President, and Chief Executive Officer
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer, and Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer

101
The following information from the Company’s Quarterly Report on Form 10-K for the fiscal year ended September 30, 2011, filed with the SEC on November 29, 2011, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at September 30, 2011 and September 30, 2010, (ii) Consolidated Statements of Operations for the fiscal years ended September 30, 2011, 2010, and 2009, (iii) Consolidated Statement of Stockholders’ Equity for the fiscal years ended September 30, 2011, 2010, and 2009 (iv) Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2011, 2010, and 2009 and (v) Notes to the Unaudited Consolidated Financial Statements ***

*No statement is provided because the computation of per share earnings can be clearly determined from the Financial Statements included in this report.
**May be obtained free of charge from the Registrant’s Investor Relations Officer by calling (785) 270-6055 or from the Registrant’s internet website at www.capfed.com.
***Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.