Form 10-Q
period 2011-12-31
Capitol Federal Financial Inc
filed 2012-02-06
CIK 1490906

[Missing Graphic Reference]
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_________________

Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

                                                                                                 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☑

As of January 30, 2012, there were 167,498,133 shares of Capitol Federal Financial, Inc. Common Stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements
CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)
	December 31,	September 30,
	2011	2011
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $148,323 and $105,292)	$170,175	$121,070
Securities:
Available-for-sale (“AFS”) at estimated fair value (amortized cost of $1,528,191 and $1,443,529)	1,570,730	1,486,439
Held-to-maturity (“HTM”) at amortized cost (estimated fair value of $2,193,944 and $2,434,392)	2,129,417	2,370,117
Loans receivable, net (of allowance for credit losses (“ACL”) of $15,605 and $15,465)	5,224,942	5,149,734
Bank-owned life insurance (“BOLI”)	56,947	56,534
Capital stock of Federal Home Loan Bank (“FHLB”), at cost	129,503	126,877
Accrued interest receivable	28,285	29,316
Premises and equipment, net	50,383	48,423
Real estate owned (“REO”), net	11,189	11,321
Other assets	49,469	50,968
TOTAL ASSETS	$9,421,040	$9,450,799

LIABILITIES:
Deposits	$4,501,144	$4,495,173
Advances from FHLB, net	2,531,304	2,379,462
Other borrowings	365,000	515,000
Advance payments by borrowers for taxes and insurance	22,285	55,138
Income taxes payable	9,353	2,289
Deferred income tax liabilities, net	20,266	20,447
Accounts payable and accrued expenses	40,379	43,761
Total liabilities	7,489,731	7,511,270

STOCKHOLDERS’ EQUITY:
Preferred stock ($0.01 par value) 100,000,000 shares authorized; none issued	--	--
Common stock ($0.01 par value) 1,400,000,000 shares authorized, 167,498,133 shares issued; 167,498,133 shares outstanding
as of December 31, 2011 and September 30, 2011	1,675	1,675
Additional paid-in capital	1,393,508	1,392,691
Unearned compensation, Employee Stock Ownership Plan (“ESOP”)	(49,804)	(50,547)
Unearned compensation, Recognition and Retention Plan (“RRP”)	(98)	(124)
Retained earnings	559,577	569,127
Accumulated other comprehensive income (“AOCI”), net of tax	26,451	26,707
Total stockholders' equity	1,931,309	1,939,529
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,421,040	$9,450,799

See accompanying notes to consolidated financial statements.
<Index>

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended
	December 31,
	2011	2010
INTEREST AND DIVIDEND INCOME:
Loans receivable	$60,675	$65,943
Mortgage-backed securities (“MBS”)	18,373	15,440
Investment securities	4,637	4,775
Capital stock of FHLB	1,091	902
Cash and cash equivalents	51	187
Total interest and dividend income	84,827	87,247

INTEREST EXPENSE:
FHLB advances	22,339	23,131
Deposits	12,787	17,381
Other borrowings	4,327	6,730
Total interest expense	39,453	47,242

NET INTEREST INCOME	45,374	40,005

PROVISION FOR CREDIT LOSSES	540	650
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	44,834	39,355

OTHER INCOME:
Retail fees and charges	4,164	3,943
Loan fees	575	655
Insurance commissions	569	818
Income from BOLI	412	332
Other income, net	432	569
Total other income	6,152	6,317

OTHER EXPENSES:
Salaries and employee benefits	10,587	9,991
Communications, information technology, and occupancy	3,909	3,876
Regulatory and outside services	1,435	1,189
Deposit and loan transaction costs	1,230	1,352
Federal insurance premium	1,092	1,858
Advertising and promotional	910	831
Contribution to Capitol Federal Foundation (“Foundation”)	--	40,000
Other expenses, net	2,904	4,241
Total other expenses	22,067	63,338
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	28,919	(17,666)
INCOME TAX EXPENSE (BENEFIT)	10,130	(6,408)
NET INCOME (LOSS)	$18,789	$(11,258)

(Continued)

Basic earnings (loss) per common share	$0.12	$(0.07)
Diluted earnings (loss) per common share	$0.12	$(0.07)
Dividends declared per public share	$0.18	$0.80

Basic weighted average common shares	161,922,633	165,540,789
Diluted weighted average common shares	161,930,727	165,540,789

(Concluded)

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

		Additional	Unearned				Total
	Common	Paid-In	Compensation -		Retained	AOCI	Stockholders'
	Stock	Capital	ESOP	RRP	Earnings	(Loss)	Equity

Balance at October 1, 2011	$1,675	$1,392,691	$(50,547)	$(124)	$569,127	$26,707	$1,939,529
Comprehensive income:
Net income					18,789		18,789
Changes in unrealized gain/losses on
securities AFS, net of deferred
income taxes of $115						(256)	(256)
Total comprehensive income							18,533

ESOP activity, net		790	743				1,533
Stock based compensation - stock options and RRP		27		26			53
Dividends on common stock to
stockholders ($0.175 per share)					(28,339)		(28,339)
Balance at December 31, 2011	$1,675	$1,393,508	$(49,804)	$(98)	$559,577	$26,451	$1,931,309

See accompanying notes to consolidated financial statements.
<Index>

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$18,789	$(11,258)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
FHLB stock dividends	(1,091)	(902)
Provision for credit losses	540	650
Originations of loans receivable held-for-sale (“LHFS”)	(1,641)	(5,424)
Proceeds from sales of LHFS	1,595	6,895
Amortization and accretion of premiums and discounts on securities	2,065	1,431
Depreciation and amortization of premises and equipment	1,199	1,108
Amortization of deferred amounts related to FHLB advances, net	1,842	1,755
Common stock committed to be released for allocation - ESOP	1,533	1,260
Stock based compensation - stock options and RRP	53	74
Changes in:
Prepaid federal insurance premium	964	1,738
Accrued interest receivable	1,031	1,284
Other assets, net	70	394
Income taxes payable/receivable	6,998	(6,410)
Accounts payable and accrued expenses	(4,995)	662
Net cash provided by (used in) operating activities	28,952	(6,743)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(273,634)	--
Purchase of HTM securities	(149,706)	(486,425)
Proceeds from calls, maturities and principal reductions of AFS securities	187,947	130,673
Proceeds from calls, maturities and principal reductions of HTM securities	389,366	245,632
Proceeds from the redemption of capital stock of FHLB	2,117	--
Purchases of capital stock of FHLB	(3,652)	--
Loan originations and purchases, net of principal collected
and deferred loan fees	(77,848)	42,438
Purchases of premises and equipment	(1,546)	(1,633)
Proceeds from sales of REO	2,330	2,665
Net cash provided by (used in) investing activities	75,374	(66,650)

(Continued)

	For the Three Months Ended
	December 31,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(28,339)	(16,956)
Deposits, net of withdrawals	5,971	313,481
Proceeds from borrowings	250,000	300,000
Repayments of borrowings	(250,000)	(300,000)
Change in advance payments by borrowers for taxes and insurance	(32,853)	(34,074)
Net proceeds from common stock offering	--	1,075,585
Excess tax benefits from stock options	--	1
Net cash (used in) provided by financing activities	(55,221)	1,338,037

NET INCREASE IN CASH AND CASH EQUIVALENTS	49,105	1,264,644
CASH AND CASH EQUIVALENTS:
Beginning of period	121,070	65,217
End of period	$170,175	$1,329,861

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$3,197	$--
Interest payments	$38,471	$46,412

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Note received from ESOP in exchange for common stock	$--	$47,260

Customer deposit holds related to common stock offering	$--	$17,690

(Concluded)
See accompanying notes to consolidated financial statements.
<Index>

Notes to Consolidated Financial Statements (Unaudited)

1.   Summary of Significant Accounting Policies

Basis of Presentation - The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed with the Securities and Exchange Commission (“SEC”).  Interim results are not necessarily indicative of results for a full year.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods.  The ACL is a significant estimate that involves a high degree of complexity and requires management to make difficult and subjective judgments and assumptions about highly uncertain matters.  The use of different judgments and assumptions could cause reported results to differ significantly.  In addition, bank regulators periodically review the Bank’s ACL.  The bank regulators have the authority to require the Bank, as they can require all banks, to increase the ACL or recognize additional charge-offs based upon their judgments, which may differ from management’s judgments.  Any increases in the ACL or recognition of additional charge-offs required by bank regulators could adversely affect the Company’s financial condition and results of operations.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank.  The Bank has a wholly-owned subsidiary, Capitol Funds, Inc.  Capitol Funds, Inc. has a wholly-owned subsidiary, Capitol Federal Mortgage Reinsurance Company.  All intercompany accounts and transactions have been eliminated in consolidation.

Loans Receivable - Loans receivable that management has the intent and ability to hold for the foreseeable future are carried at the amount of unpaid principal, net of ACL, undisbursed loan funds, unamortized premiums and discounts, and deferred loan origination fees and costs.  Net loan origination fees and costs and premiums and discounts are amortized as yield adjustments to interest income using the level-yield method, adjusted for the estimated prepayment speeds of the related loans when applicable.  Interest on loans is credited to income as earned and accrued only if deemed collectible.

A loan is considered delinquent when payment has not been received within 30 days of its contractual due date.  The accrual of income on loans is discontinued when interest or principal payments are 90 days in arrears.  Loans on which the accrual of income has been discontinued are designated as non-accrual and impaired loans and outstanding interest previously credited beyond 90 days delinquent is reversed.  A non-accrual loan is returned to accrual status once the contractual payments have been made to bring the loan less than 90 days past due.

Existing loan customers, whose loans have not been sold to third parties and who have not been delinquent on their contractual loan payments during the previous 12 months have the opportunity, for a fee, to endorse their original loan terms to current loan terms being offered.  The fee assessed for endorsing the mortgage loan is deferred and amortized over the remaining life of the endorsed loan using the level-yield method and is reflected as an adjustment to interest income.  Each endorsement is examined on a loan-by-loan basis and if the new loan terms represent more than a minor change to the loan, then the unamortized balance of the pre-endorsement deferred fees and/or costs associated with the mortgage loan are recognized in interest income at the time of the endorsement.  If the endorsement of terms does not represent more than a minor change to the loan, then the unamortized balance of the pre-endorsement deferred fees or costs continue to be deferred.

For borrowers experiencing financial difficulties, the Bank may grant a concession to the borrower.  Generally, the Bank grants a short-term payment accommodation to borrowers who are experiencing a temporary cash flow problem.  The most frequently used accommodation is to reduce the monthly payment amount for a period of six to 12 months, often by requiring payments of only interest and escrow during this period. These restructurings result in an extension of the maturity date of the loan.  For more severe situations requiring long-term solutions, the Bank also offers interest rate reductions to currently-offered rates and more lengthy extensions of the maturity date.  All such concessions are considered a troubled debt restructuring (“TDR”).  The Bank does not forgive principal or interest nor does it commit to lend additional funds to debtors whose terms have been modified in TDRs.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Interest income on impaired loans is recognized in the period collected unless the ultimate collection of principal is considered doubtful.  Management considers the following loans to be impaired loans: all non-accrual loans, loans classified as substandard, loans with specific valuation allowances (“SVAs”), and TDRs that have not been performing under the new terms for 12 consecutive months or are required by the accounting literature to be classified as a TDR for the life of the loan due to a reduction in the stated interest rate to a rate lower than the current market rate for new debt with similar risk.

Allowance for Credit Losses - The ACL represents management’s best estimate of the amount of known and inherent losses in the loan portfolio as of the balance sheet date.  Management’s methodology for assessing the appropriateness of the ACL consists of a formula analysis model and the establishment of SVAs for identified problem loans.  Management maintains the ACL through provisions for credit losses that are charged to income.

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

As permitted by the Office of Thrift Supervision, the Bank had been establishing SVAs for potential loan loss amounts.  Starting with the March 31, 2012 reporting period, the Bank will be required to file a Call Report with the Office of the Comptroller of the Currency (“OCC”).  The OCC requirements do not permit SVAs; rather, loan charge-offs are required.  Management will implement a loan charge-off policy during the second quarter of fiscal year 2012 in order to be in compliance with the OCC requirements.  When the charge-off policy is implemented, all SVAs recorded at December 31, 2011, or $3.5 million, will be charged off.  This will not impact the provision for credit losses in the consolidated statements of income as the amounts were expensed in previous periods; however, it will reduce the ACL and related loan balances.

The Bank’s primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties, resulting in a loan concentration in residential mortgage loans.  The Bank has a concentration of loans secured by residential property located in Kansas and Missouri.  Based on the composition of the Bank’s loan portfolio, the primary risks inherent in the one- to four-family and consumer loan portfolios are the continued weakened economic conditions, continued high levels of unemployment or underemployment, and a continuing decline in residential real estate values.  Any one or a combination of these events may adversely affect borrowers’ ability to repay their loans, resulting in increased delinquencies, non-performing assets, loan losses, and future loan loss provisions.  Although the multi-family and commercial loan portfolio also shares the risk of continued weakened economic conditions, the primary risks for this portfolio include the ability of the borrower to sustain sufficient cash flows from leases and to control expenses to satisfy their contractual debt payments, and/or the ability to utilize personal and/or business resources to pay their contractual debt payments if the cash flows are not sufficient.  Additionally, if the Bank were to repossess the secured collateral of a multi-family or commercial loan, the pool of potential buyers is limited more than that for a residential property, therefore, the Bank could hold the property for an extended period of time and/or potentially be forced to sell at a discounted price, resulting in additional losses.

Management considers several quantitative and qualitative factors quarterly while monitoring the credit quality of the loan portfolio and evaluating the adequacy of the ACL.  Such factors include: the trend and composition of delinquent and non-performing loans; the results of foreclosed property and short-sale transactions (historical losses and net charge-offs); charge-offs and the establishment of and increase in SVAs; the current status and trends of local and national economies; the trends and current conditions in the residential real estate markets; and loan portfolio growth and concentrations.

The formula analysis model is updated each quarter.  Within the formula analysis model, the loan portfolio is segregated into the following categories:  one- to four-family loans; multi-family and commercial loans; consumer home equity loans; and other consumer loans.  Home equity loans with the same underlying collateral as a one- to four-family loan are combined with the one- to four-family loan in the formula analysis model to calculate a combined loan-to-value (“LTV”) ratio.  Impaired loans are excluded from the formula analysis model as they are individually evaluated for impairment.  The one- to four-family loan portfolio and related home equity loans are segregated into additional categories based on the following risk characteristics:  originated or bulk purchased; interest payments (fixed-rate, adjustable-rate, and interest-only); LTV ratios; borrower’s credit scores; and geographic location.  The categories were derived by management based on reviewing the historical performance of the one- to four-family loan portfolio and taking into consideration current economic conditions, such as trends in residential real estate values in certain areas of the U.S. and unemployment rates.  The geographic location category pertains primarily to certain states in which the Bank has experienced measurable losses on REO and short-sales.

Quantitative loss factors are applied to each loan category in the formula analysis model based on the historical loss experience, which includes charge-offs and current SVAs, adjusted for loan delinquency trends, for each respective loan category.  Each quarter, management reviews the historical loss time periods and utilizes the historical loss time periods believed to be the most reflective of the current economic conditions and recent charge-off experience for each respective loan category.

Qualitative loss factors are applied to each loan category in the formula analysis model.  The qualitative factors for the one- to four-family and consumer loan portfolios are:  unemployment rate trends; collateral value trends; credit score trends; and delinquent loan trends.  The qualitative factors for the multi-family and commercial loan portfolio are:  unemployment rate trends; collateral value trends; and delinquent loan trends.  As loans are classified as special mention or become 30 to 89 days delinquent, the qualitative loss factors increase based upon delinquent loan trends.  The qualitative factors were derived by management based on a review of the historical performance of the respective loan portfolios and consideration of current economic conditions and their likely impact to the loan portfolio.

SVAs have been established in connection with individual loan reviews of impaired loans.  Since the majority of the Bank’s loan portfolio is composed of residential real estate, determining the estimated fair value of the underlying collateral is important in evaluating the amount of SVAs or charge-offs required for impaired one- to four-family loans.  If the estimated fair value of the collateral, less estimated costs to sell and anticipated private mortgage insurance (“PMI”) proceeds, is less than the current loan balance, an SVA is established, or a charge-off recorded, for the difference.  Once a purchased one- to four-family loan is 90 days delinquent, new collateral values are obtained through automated valuation models (“AVMs”) or broker price opinions (“BPOs”).  An updated AVM or BPO is then requested approximately every six months while the loan is greater than 90 days delinquent.  Due to the relatively stable home values in Kansas and Missouri, new appraisals on originated one- to four- family loans are not obtained until a loan enters foreclosure.  For originated one- to four-family loans and home equity loans that are impaired and the most recent appraisal is more than one year old, management estimates the fair value of the collateral using the most recently published Federal Housing Finance Agency (“FHFA”) index.  For those loans where the FHFA fair value estimate results in a value less than the outstanding loan balance, an updated appraisal is obtained and is used to establish the SVA or charge-off amount. If the Bank holds the first and second mortgage, both loans are combined when evaluating the need for an SVA or charge-off amount.

Loans with an outstanding balance of $1.5 million or more are reviewed annually if secured by property in one of the following categories:  multi-family (five or more units) property; unimproved land; other improved commercial property; acquisition and development of land projects; developed building lots; office building; single-use building; or retail building.  Management may charge-off such losses if deemed appropriate.

Since the Bank’s loan portfolio is primarily concentrated in one- to four-family real estate, management monitors residential real estate market value trends in the Bank’s local market areas and geographic sections of the U.S. by reference to various industry and market reports, economic releases and surveys, and management’s general and specific knowledge of the real estate markets in which the Bank lends, in order to determine what impact, if any, such trends may have on the level of ACL.   Reviewing these quantitative and qualitative factors assists management in evaluating the overall credit quality of the loan portfolio and the reasonableness of the ACL on an ongoing basis, and whether changes need to be made to the Bank’s ACL methodology.

Management seeks to apply the ACL methodology in a consistent manner; however, the methodology can be modified in response to changing conditions.  During the current quarter, management increased the historical loss amounts in the formula analysis model related to purchased loans and changed the time periods used for certain qualitative loss factors in the formula analysis model to reflect more recent data trends.  The increase in historical losses for purchased loans was due to management’s plan to implement a charge-off policy during the quarter ended March 31, 2012, as discussed above.  Prior to December 31, 2011, the SVAs on purchased loans were not included in their entirety in historical losses, rather, they were adjusted for delinquent loan trends.  Starting with the current quarter, the SVAs on purchased loans were included in their entirety in the historical loss amounts.

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

Recent Accounting Pronouncements - In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers certain provisions of ASU 2011-05, Presentation of Comprehensive Income.  One of ASU 2011-05’s provisions requires entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). Accordingly, this requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date. ASUs 2011-05 and 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which is October 1, 2012 for the Company, and should be applied retrospectively for all periods presented in the financial statements.  The Company has not yet decided which statement format it will adopt.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  The ASU requires new disclosures regarding the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The new disclosures are designed to make GAAP financial statements more comparable to those prepared under International Financial Reporting Standards.  The new disclosures entail presenting information about both gross and net exposures.  The new disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, which is October 1, 2013 for the Company, and interim periods therein; retrospective application is required.  The Company has not yet completed its evaluation of this ASU; however, since the provisions of ASU 2011-11 are disclosure-related, the Company’s adoption of this ASU is not expected to have an impact to its financial condition or results of operations.

2.   Earnings Per Share

The Company accounts for the shares acquired by its ESOP and the shares awarded pursuant to its RRP in accordance with Accounting Standards Codification (“ASC”) 260, which requires that unvested RRP awards that contain nonforfeitable rights to dividends be treated as participating securities in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation that determines earnings per share for each class of common stock and participating security. Shares acquired by the ESOP are not considered in the basic average shares outstanding until the shares are committed for allocation or vested to an employee’s individual account.

	For the Three Months Ended
	December 31,
	2011	2010
	(Dollars in thousands, except per share data)
Net income (loss) (1)	$18,789	$(11,258)

Average common shares outstanding	161,921,133	165,539,517
Average committed ESOP shares outstanding	1,500	1,272
Total basic average common shares outstanding	161,922,633	165,540,789

Effect of dilutive RRP shares (2)	4,351	--
Effect of dilutive stock options (2)	3,743	--

Total diluted average common shares outstanding	161,930,727	165,540,789

Net earnings (loss) per share:
Basic	$0.12	$(0.07)
Diluted	$0.12	$(0.07)

Antidilutive stock options and RRP shares, excluded
from the diluted average common shares
outstanding calculation	897,136	--

(1)	Net income (loss) available to participating securities (unvested RRP shares) was inconsequential for the three months ended December 31, 2011 and 2010.
(2)
RRP shares totaling 4,753 and options totaling 4,743 which were outstanding at December 31, 2010 were not included in the computation of diluted earnings per share as the effect on earnings per share would be antidilutive, due to the net loss for the three months ended December 31, 2010.

3.   Securities

The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS and HTM securities at December 31, 2011 and September 30, 2011.  The majority of the MBS and investment portfolios are composed of securities issued by U.S. government-sponsored enterprises (“GSEs”).

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$879,175	$3,264	$111	$882,328
Municipal bonds	2,450	117	--	2,567
Trust preferred securities	3,547	--	545	3,002
MBS	643,019	39,814	--	682,833
	1,528,191	43,195	656	1,570,730
HTM:
GSE debentures	349,922	1,498	--	351,420
Municipal bonds	56,643	2,130	--	58,773
MBS	1,722,852	61,092	193	1,783,751
	2,129,417	64,720	193	2,193,944
	$3,657,608	$107,915	$849	$3,764,674

	September 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$746,545	$1,996	$233	$748,308
Municipal bonds	2,628	126	--	2,754
Trust preferred securities	3,681	--	740	2,941
MBS	690,675	41,764	3	732,436
	1,443,529	43,886	976	1,486,439
HTM:
GSE debentures	633,483	3,171	--	636,654
Municipal bonds	56,994	2,190	4	59,180
MBS	1,679,640	59,071	153	1,738,558
	2,370,117	64,432	157	2,434,392
	$3,813,646	$108,318	$1,133	$3,920,831

The following tables summarize the estimated fair value and gross unrealized losses of those securities on which an unrealized loss at December 31, 2011 and September 30, 2011 was reported and the continuous unrealized loss position for at least 12 months or less than 12 months as of December 31, 2011 and September 30, 2011.

	December 31, 2011
	Less Than			Equal to or Greater
	12 Months			Than 12 Months
		Estimated	Unrealized		Estimated	Unrealized
	Count	Fair Value	Losses	Count	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	3	$56,712	$111	--	$--	$--
Trust preferred securities	--	--	--	1	3,002	545
MBS	--	--	--	--	--	--
	3	$56,712	$111	1	$3,002	$545

HTM:
GSE debentures	--	$--	$--	--	$--	$--
Municipal bonds	--	--	--	--	--	--
MBS	1	24,356	193	--	--	--
	1	$24,356	$193	--	$--	$--

	September 30, 2011
	Less Than			Equal to or Greater
	12 Months			Than 12 Months
		Estimated	Unrealized		Estimated	Unrealized
	Count	Fair Value	Losses	Count	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	7	$230,848	$233	--	$--	$--
Trust preferred securities	--	--	--	1	2,941	740
MBS	5	1,189	3	--	--	--
	12	$232,037	$236	1	$2,941	$740

HTM:
GSE debentures	--	$--	$--	--	$--	$--
Municipal bonds	2	615	4	--	--	--
MBS	1	25,142	153	--	--	--
	3	$25,757	$157	--	$--	$--

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

The unrealized losses at December 31, 2011 and September 30, 2011 are primarily a result of increases in market yields from the time of purchase.  In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired.  Additionally, the impairment is also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities, nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity.

The amortized cost and estimated fair value of securities by remaining contractual maturity without consideration for call features or pre-refunding dates as of December 31, 2011 are shown below.  Actual maturities of MBS may differ from contractual maturities because borrowers have the right to prepay obligations, generally without penalties.  As of December 31, 2011, the amortized cost of the securities in our portfolio which are callable or have pre-refunding dates within one year totaled $788.2 million.  Maturities of MBS depend on the repayment characteristics and experience of the underlying financial instruments. Issuers of certain investment securities have the right to call and prepay obligations with or without prepayment penalties.

	AFS		HTM
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
One year or less	$271,316	$271,821	$2,429	$2,445
One year through five years	585,866	588,643	381,204	383,871
Five years through ten years	170,854	182,375	452,046	470,494
Ten years and thereafter	500,155	527,891	1,293,738	1,337,134
	$1,528,191	$1,570,730	$2,129,417	$2,193,944

The following table presents the carrying value of the MBS in our portfolio by issuer at December 31, 2011 and September 30, 2011.

	December 31, 2011	September 30, 2011
	(Dollars in thousands)
Federal National Mortgage Association (“FNMA”)	$1,346,180	$1,384,396
Federal Home Loan Mortgage Corporation (“FHLMC”)	859,644	823,728
Government National Mortgage Association	198,505	202,340
Private Issuer	1,356	1,612
	$2,405,685	$2,412,076

The following table presents the taxable and non-taxable components of interest income on investment securities for the three months ended December 31, 2011 and 2010.

	For the Three Months Ended
	December 31,
	2011	2010
	(Dollars in thousands)
Taxable	$4,196	$4,271
Non-taxable	441	504
	$4,637	$4,775

The following table summarizes the amortized cost and estimated fair value of securities pledged as collateral as of the dates indicated.

	December 31, 2011		September 30, 2011
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Repurchase agreements	$408,804	$429,311	$571,016	$597,286
Retail deposits	--	--	44,429	44,991
Public unit deposits	126,161	133,683	116,472	124,785
Federal Reserve Bank	61,486	63,752	26,666	27,939
	$596,451	$626,746	$758,583	$795,001

4.   Loans Receivable and Allowance for Credit Losses

Loans receivable, net at December 31, 2011 and September 30, 2011 is summarized as follows:
	December 31, 2011	September 30, 2011
	(Dollars in thousands)
Real estate loans:
One- to four-family	$5,003,708	$4,918,778
Multi-family and commercial	52,524	57,965
Construction	58,869	47,368
Total real estate loans	5,115,101	5,024,111

Consumer loans:
Home equity	160,029	164,541
Other	7,355	7,224
Total consumer loans	167,384	171,765

Total loans receivable	5,282,485	5,195,876

Less:
Undisbursed loan funds	33,239	22,531
ACL	15,605	15,465
Discounts/unearned loan fees	20,315	19,093
Premiums/deferred costs	(11,616)	(10,947)
	$5,224,942	$5,149,734

Lending Practices and Underwriting Standards - Originating and purchasing loans secured by one- to four-family residential properties is the Bank’s primary business, resulting in a loan concentration in residential first mortgage loans.  The Bank purchases one- to four-family loans, on a loan-by-loan basis, from a select group of correspondent lenders located throughout the central United States.  As a result of originating loans in our branches, along with the correspondent lenders in our local markets, the Bank has a concentration of loans secured by real property located in Kansas and Missouri.  Additionally, the Bank purchases whole one- to four-family loans in bulk packages from nationwide and correspondent lenders.  The Bank also makes consumer loans, construction loans secured by residential or commercial properties, and real estate loans secured by multi-family dwellings.

One- to four-family loans - One- to four-family loans are underwritten manually or by an automated underwriting system developed by a third party.  The system’s components closely resemble the Bank’s manual underwriting standards which are generally in accordance with FHLMC and FNMA manual underwriting guidelines.  The automated underwriting system analyzes the applicant’s data, with emphasis on credit history, employment and income history, qualifying ratios reflecting the applicant’s ability to repay, asset reserves, and LTV ratio.  Full documentation to support the applicant’s credit, income, and sufficient funds to cover all applicable fees and reserves at closing is required on all loans.  Loans that do not meet the automated underwriting standards are referred to a staff underwriter for manual underwriting.  Properties securing one- to four-family loans are appraised by either staff appraisers or fee appraisers, both of which are independent of the loan origination function.  The underwriting standards for loans purchased from correspondent and nationwide lenders are generally similar to the Bank’s internal underwriting standards.  The underwriting of correspondent loans is generally performed by the Bank’s underwriters.  Before committing to a bulk loan purchase, the Bank’s Chief Lending Officer or Secondary Marketing Manager reviews specific criteria such as loan amount, credit scores, LTV ratios, geographic location, and debt ratios of each loan in the pool.  If the specific criteria do not meet the Bank’s underwriting standards and compensating factors are not sufficient, then a loan will be removed from the population.  Before the bulk loan purchase is funded, an internal Bank underwriter or a third party reviews at least 25% of the loan files to confirm loan terms, credit scores, debt service ratios, property appraisals, and other underwriting related documentation.  For the tables within this footnote, correspondent loans are included with originated loans, and bulk loan purchases are reported as purchased loans.

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

Multi-family and commercial loans - The Bank’s multi-family and commercial real estate loans are secured primarily by properties generally located in the Bank’s market areas or surrounding areas.  These loans are granted based on the income producing potential of the property and the financial strength of the borrower.  At the time of origination, LTV ratios on multi-family and commercial real estate loans cannot exceed 80% of the appraised value of the property securing the loans.  The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt at the time of origination.  The Bank generally requires personal guarantees of the borrowers covering a portion of the debt in addition to the security property as collateral for these loans.  Appraisals on properties securing these loans are performed by independent state certified fee appraisers.  Bank policy permits a limited amount of construction-to-permanent loans secured by multi-family dwellings and commercial real estate.

Consumer loans - The Bank offers a variety of secured consumer loans, including home equity loans and lines of credit, home improvement loans, auto loans, and loans secured by savings deposits.   The Bank also originates a very limited amount of unsecured loans.  The Bank does not originate any consumer loans on an indirect basis, such as contracts purchased from retailers of goods or services which have extended credit to their customers.  The majority of the consumer loan portfolio is comprised of home equity lines of credit.

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

The following table presents the recorded investment of loans, defined as the unpaid loan principal balance (net of unadvanced funds related to loans in process) inclusive of unearned loan fees and deferred costs, of the Company's 30 to 89 day delinquent loans, 90 or more day delinquent loans, total delinquent loans, total current loans, and the total loans receivable balance at December 31, 2011 and September 30, 2011 by class.  In the formula analysis model, loans in the 30 to 89 day delinquent category are assigned a higher loss factor than corresponding performing loans.  Loans 90 or more days delinquent are considered impaired loans and are individually evaluated for impairment.  At December 31, 2011 and September 30, 2011, all loans in the 90 or more days delinquent category were on nonaccrual status and represented the entire balance of nonaccrual loans.  At December 31, 2011 and September 30, 2011, there were no loans 90 or more days delinquent that were still accruing interest.

	December 31, 2011
			Total		Total
	30 to 89 Days	90 or More Days	Delinquent	Current	Recorded
	Delinquent	Delinquent	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family loans - originated	$18,136	$13,793	$31,929	$4,449,883	$4,481,812
One- to four-family loans - purchased	6,854	14,220	21,074	516,739	537,813
Multi-family and commercial loans	--	--	--	53,538	53,538
Consumer - home equity	518	520	1,038	158,991	160,029
Consumer - other	225	8	233	7,122	7,355
	$25,733	$28,541	$54,274	$5,186,273	$5,240,547

	September 30, 2011
			Total		Total
	30 to 89 Days	90 or More Days	Delinquent	Current	Recorded
	Delinquent	Delinquent	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family loans - originated	$19,682	$12,363	$32,045	$4,362,498	$4,394,543
One- to four-family loans - purchased	6,243	13,836	20,079	520,876	540,955
Multi-family and commercial loans	--	--	--	57,936	57,936
Consumer - home equity	759	380	1,139	163,402	164,541
Consumer - other	92	3	95	7,129	7,224
	$26,776	$26,582	$53,358	$5,111,841	$5,165,199

In accordance with the Bank’s asset classification policy, management regularly reviews the problem loans in the Bank's portfolio to determine whether any assets require classification.  Loan classifications, other than pass loans, are defined as follows:

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

Special mention loans are included with loans 30 to 89 days delinquent in the formula analysis model, if the loan is not considered impaired.  Loans classified as substandard, doubtful, or loss are considered impaired loans and are individually evaluated for impairment.

The following tables set forth the recorded investment in loans, less SVAs and charge-offs, classified as special mention or substandard at December 31, 2011 and September 30, 2011, by class.  At December 31, 2011 there were no loans classified as doubtful and $34 thousand of one- to four-family purchased loans classified as loss that were not fully reserved or charged-off.  At September 30, 2011, there were no loans classified as doubtful or loss that were not fully reserved or charged-off. In addition to the classified loans discussed above and noted below, at December 31, 2011 and September 30, 2011, the Bank had other assets with a carrying value of $10.2 million and $10.3 million, respectively, comprised of municipal bonds and a trust preferred security, also classified per its asset classification policy.

	December 31, 2011		September 30, 2011
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family - originated	$28,825	$22,697	$32,673	$18,419
One- to four-family - purchased	435	16,481	447	15,987
Multi-family and commercial	2,864	--	7,683	--
Consumer - home equity	237	631	50	592
Consumer - other	--	9	--	5
	$32,361	$39,818	$40,853	$35,003

The following table shows the weighted average LTV and credit score information for originated and purchased one- to four-family loans and originated consumer home equity loans at December 31, 2011 and September 30, 2011.  Borrower credit scores are intended to provide an indication as to the likelihood that a borrower will repay their debts.  Credit scores are typically updated in the last month of the quarter and are obtained from a nationally recognized consumer rating agency.  The LTV ratios provide an estimate of the extent to which the Bank may incur a loss on any given loan that may go into foreclosure.  The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent bank appraisal, BPO or AVM, if available.  In most cases, the most recent appraisal was obtained at the time of origination.

	December 31, 2011		September 30, 2011
	Weighted		Weighted
	Average	Weighted	Average	Weighted
	Credit	Average	Credit	Average
	Score	LTV	Score	LTV
One- to four-family - originated	763	66%	762	66%
One- to four-family - purchased	740	60	740	60
Consumer - home equity	744	19	742	20
	760	64%	759	64%

Troubled Debt Restructurings - The following table presents the recorded investment of TDRs at the dates presented, including restructurings granted to borrowers who were experiencing financial difficulties and certain restructurings of loans to current market interest rates through the Bank’s loan endorsement program.  The endorsed loans classified as TDRs represent loans where there has been a decrease in soft credit scores and/or estimated LTV ratios since the time the loan was originated.  As a result of these decreases, the borrower could be experiencing financial difficulties even though they have not been delinquent in the previous 12 months on their existing loan payments.

	December 31, 2011
	Restructurings
	Due to	Loan
	Financial	Endorsement
	Difficulties	Program	Total
	(Dollars in thousands)
One- to four-family loans - originated	$25,617	$26,458	$52,075
One- to four-family loans - purchased	5,998	--	5,998
Multi-family and commercial loans	554	--	554
Consumer - home equity	416	--	416
Consumer - other	2	--	2
	$32,587	$26,458	$59,045

	September 30, 2011
	Restructurings
	Due to	Loan
	Financial	Endorsement
	Difficulties	Program	Total
	(Dollars in thousands)
One- to four-family loans - originated	$23,534	$19,624	$43,158
One- to four-family loans - purchased	6,155	--	6,155
Multi-family and commercial loans	563	--	563
Consumer - home equity	413	--	413
Consumer - other	2	--	2
	$30,667	$19,624	$50,291

The recorded investment of TDRs classified as impaired totaled $44.8 million at December 31, 2011.  Impaired loans are individually evaluated for losses.  TDRs not classified as impaired, which totaled $14.2 million at December 31, 2011, are included in the formula analysis model in their appropriate loan category.  At December 31, 2011, $877 thousand was recorded in the ACL related to TDRs.

The following table presents the recorded investment prior to restructuring and immediately after restructuring for all loans restructured during the quarter ended December 31, 2011.  This table does not reflect the recorded investment at December 31, 2011.

	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
		(Dollars in thousands)
One- to four-family loans - originated	70	$10,331	$10,370
One- to four-family loans - purchased	--	--	--
Multi-family and commercial loans	--	--	--
Consumer - home equity	1	--	10
Consumer - other	--	--	--
	71	$10,331	$10,380

As of December 31, 2011, the recorded investment of TDRs 30 to 89 days delinquent and over 90 days delinquent was $2.4 million and $3.1 million, respectively.   The following table provides information on TDRs restructured within the last 12 months that subsequently became delinquent during the quarter ended December 31, 2011.  Of the two loans in the table that became delinquent during the quarter, one loan, with a recorded investment of $76 thousand as of December 31, 2011, had returned to current status as of December 31, 2011.
	Number
	of	Recorded
	Contracts	Investment
		(Dollars in thousands)
One- to four-family loans - originated	1	$76
One- to four-family loans - purchased	1	401
Multi-family and commercial loans	--	--
Consumer - home equity	--	--
Consumer - other	--	--
	2	$477

Impaired loans - Impaired loans are defined as non-accrual loans, loans classified as substandard, loans with SVAs, and TDRs that have not yet performed under the restructured terms for 12 consecutive months or are required by the accounting literature to be classified as a TDR for the life of the loan due to a reduction in the stated interest rate to a rate lower than the current market rate for new debt with similar risk.  Substantially all of the impaired loans at December 31, 2011 and September 30, 2011 were secured by residential real estate.  Impaired loans related to residential real estate are individually evaluated to ensure that the carrying value of the loan is not in excess of the fair value of the collateral, less estimated selling costs.  Fair values of residential real estate are estimated through such methods as current appraisals, AVMs, BPOs, or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions.  If the outstanding loan balance is in excess of the estimated fair value determined by management, less estimated costs to sell, then an SVA or charge-off is recorded for the difference.

	December 31, 2011
				Current	Current
				Quarter	Quarter
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	ACL	Investment	Recognized
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$48,392	$48,541	$--	$48,051	$385
One- to four-family - purchased	7,549	7,512	--	6,812	25
Multi-family and commercial	554	555	--	558	9
Consumer - home equity	585	585	--	526	5
Consumer - other	9	9	--	7	--
	57,089	57,202	--	55,954	424
With an allowance recorded
One- to four-family - originated	2,705	2,713	280	3,001	25
One- to four-family - purchased	12,554	12,446	3,154	13,097	30
Multi-family and commercial	--	--	--	--	--
Consumer - home equity	110	110	64	187	1
Consumer - other	--	--	--	--	--
	15,369	15,269	3,498	16,285	56
Total
One- to four-family - originated	51,097	51,254	280	51,052	410
One- to four-family - purchased	20,103	19,958	3,154	19,909	55
Multi-family and commercial	554	555	--	558	9
Consumer - home equity	695	695	64	713	6
Consumer - other	9	9	--	7	--
	$72,458	$72,471	$3,498	$72,239	$480

	September 30, 2011
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	ACL
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$47,710	$47,845	$--
One- to four-family - purchased	6,075	6,056	--
Multi-family and commercial	563	565	--
Consumer - home equity	468	468	--
Consumer - other	5	5	--
	54,821	54,939	--
With an allowance recorded
One- to four-family - originated	3,297	3,299	335
One- to four-family - purchased	13,640	13,546	3,280
Multi-family and commercial	--	--	--
Consumer - home equity	264	264	140
Consumer - other	--	--	--
	17,201	17,109	3,755
Total
One- to four-family - originated	51,007	51,144	335
One- to four-family - purchased	19,715	19,602	3,280
Multi-family and commercial	563	565	--
Consumer - home equity	732	732	140
Consumer - other	5	5	--
	$72,022	$72,048	$3,755

Allowance for credit losses - The following is a summary of the activity in the ACL by segment and the ending balance of the ACL based on the Company’s impairment methodology for and at the periods presented.

	For the Three Months Ended December 31, 2011
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$4,915	$9,901	$14,816	$254	$395	$15,465
Charge-offs	(90)	(304)	(394)	--	(6)	(400)
Recoveries	--	--	--	--	--	--
Provision (recovery) for credit losses	96	745	841	(171)	(130)	540
Ending balance	$4,921	$10,342	$15,263	$83	$259	$15,605

Ratio of net charge-offs to average loans outstanding during the quarter						0.01%
Ratio of net charge-offs during the quarter to average non-performing assets						1.03%
ACL for loans collectively
evaluated for impairment	$4,641	$7,188	$11,829	$83	$195	$12,107
ACL for loans individually
evaluated for impairment	$280	$3,154	$3,434	$--	$64	$3,498

	For the Three Months Ended September 30, 2011
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$4,458	$9,912	$14,370	$272	214	$14,856
Charge-offs	(115)	(922)	(1,037)	--	(4)	(1,041)
Recoveries	--	--	--	--	--	--
Provision (recovery) for credit losses	572	911	1,483	(18)	185	1,650
Ending balance	$4,915	$9,901	$14,816	$254	$395	$15,465

Ratio of net charge-offs to average loans outstanding during the quarter						0.02%
Ratio of net charge-offs during the quarter to average non-performing assets						2.74%
ACL for loans collectively
evaluated for impairment	$4,580	$6,621	$11,201	$254	$255	$11,710
ACL for loans individually
evaluated for impairment	$335	$3,280	$3,615	$--	$140	$3,755

The following is a summary of the loan portfolio at December 31, 2011 and September 30, 2011 by loan portfolio segment disaggregated by the Company’s impairment method.
	December 31, 2011
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment of loans
collectively evaluated for impairment	$4,430,715	$517,710	$4,948,425	$52,984	$166,680	$5,168,089

Recorded investment of loans
individually evaluated for impairment	51,097	20,103	71,200	554	704	72,458
	$4,481,812	$537,813	$5,019,625	$53,538	$167,384	$5,240,547

	September 30, 2011
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment of loans
collectively evaluated for impairment	$4,343,536	$521,240	$4,864,776	$57,373	$171,028	$5,093,177

Recorded investment of loans
individually evaluated for impairment	51,007	19,715	70,722	563	737	72,022
	$4,394,543	$540,955	$4,935,498	$57,936	$171,765	$5,165,199

As noted above, the Bank has a loan concentration in residential first mortgage loans.  Continued declines in residential real estate values could adversely impact the property used as collateral for the Bank’s loans.  Adverse changes in the economic conditions and increasing unemployment rates may have a negative effect on the ability of the Bank’s borrowers to make timely loan payments, which would likely increase delinquencies and have an adverse impact on the Bank’s earnings.  Further increases in delinquencies will decrease interest income on loans receivable and will likely adversely impact the Bank’s loan loss experience, resulting in an increase in the Bank’s ACL and provision for credit losses.  Although management believes the ACL was at an adequate level to absorb known and inherent losses in the loan portfolio at December 31, 2011, the level of the ACL remains an estimate that is subject to significant judgment and short-term changes.  Additions to the ACL may be necessary if future economic and other conditions differ substantially from the current environment.

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

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures.  The Company did not have any liabilities that were measured at fair value at December 31, 2011 and September 30, 2011.  The Company’s AFS securities are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as REO, LHFS, and impaired loans.  These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.

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

AFS Securities - The Company’s AFS securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity.  The Company’s major security types based on the nature and risks of the securities are included in the table below.  The majority of the securities within the AFS portfolio are issued by U.S. GSEs.  The fair values for all AFS securities are based on quoted prices for similar securities.  Various modeling techniques are used to determine pricing for the Company’s securities, including option pricing and discounted cash flow estimates. The inputs to these models may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.  There is an AFS security in the AFS portfolio that has significant unobservable inputs requiring the independent pricing services to use some judgment in pricing it.  This AFS security is classified as Level 3.  All other AFS securities are classified as Level 2.

The following table provides the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a recurring basis, which consists of AFS securities, at December 31, 2011 and September 30, 2011.

	December 31, 2011
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3) (1)
	(Dollars in thousands)
AFS Securities:
GSE debentures	$882,328	$--	$882,328	$--
Municipal bonds	2,567	--	2,567	--
Trust preferred securities	3,002	--	--	3,002
MBS	682,833	--	682,833	--
	$1,570,730	$--	$1,567,728	$3,002

	September 30, 2011
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3) (2)
	(Dollars in thousands)
AFS Securities:
GSE debentures	$748,308	$--	$748,308	$--
Municipal bonds	2,754	--	2,754	--
Trust preferred securities	2,941	--	--	2,941
MBS	732,436	--	732,436	--
	$1,486,439	$--	$1,483,498	$2,941

(1)
The Company’s Level 3 AFS securities had no activity from September 30, 2011 to December 31, 2011, except for principal repayments of $178 thousand and reductions in net unrealized losses recognized in other comprehensive income.  Reductions of net unrealized losses included in other comprehensive income for the three months ended December 31, 2011 were $121 thousand.

(2)
The Company’s Level 3 AFS securities had no activity from September 30, 2010 to September 30, 2011, except for principal repayments of $87 thousand and reductions in net unrealized losses recognized in other comprehensive income.  Reductions of net unrealized losses included in other comprehensive income for the year ended September 30, 2011 were $115 thousand.

The following is a description of valuation methodologies used for significant assets measured at fair value on a non-recurring basis.

Loans Receivable - Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  The unpaid principal balance of impaired loans at December 31, 2011 and September 30, 2011 was $72.5 million and $72.0 million, respectively. Substantially all of the Bank’s impaired loans at December 31, 2011 and September 30, 2011 were secured by residential real estate.  These impaired loans are individually assessed to ensure that the carrying value of the loan is not in excess of the fair value of the collateral, less estimated selling costs.  Fair value is estimated through current appraisals, AVMs, BPOs, or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3. Based on this evaluation, the Company maintained an ACL of $3.5 million and $3.8 million at December 31, 2011 and September 30, 2011, respectively, for such impaired loans.

REO, net - REO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower-of-cost or fair value.  Fair value is estimated through current appraisals, AVMs, BPOs, or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  The fair value of REO at December 31, 2011 and September 30, 2011 was $11.2 million and $11.3 million, respectively.

The following table provides the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at December 31, 2011 and September 30, 2011.

	December 31, 2011
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Impaired loans	$72,471	$--	$--	$72,471
REO, net	11,189	--	--	11,189
	$83,660	$--	$--	$83,660

	September 30, 2011
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Impaired loans	$72,048	$--	$--	$72,048
REO, net	11,321	--	--	11,321
	$83,369	$--	$--	$83,369

Fair Value Disclosures - The Company determined estimated fair value amounts using available market information and a selection from a variety of valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material impact on the estimated fair value amounts.  The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2011 and September 30, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates.

The estimated fair values of the Company’s financial instruments as of December 31, 2011 and September 30, 2011 were as follows.
	December 31, 2011		September 30, 2011
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$170,175	$170,175	$121,070	$121,070
AFS securities	1,570,730	1,570,730	1,486,439	1,486,439
HTM securities	2,129,417	2,193,944	2,370,117	2,434,392
Loans receivable	5,224,942	5,533,163	5,149,734	5,475,150
BOLI	56,947	56,947	56,534	56,534
Capital stock of FHLB	129,503	129,503	126,877	126,877
Liabilities:
Deposits	4,501,144	4,553,531	4,495,173	4,553,516
Advances from FHLB	2,531,304	2,717,330	2,379,462	2,569,958
Other borrowings	365,000	391,439	515,000	545,096

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

Other Borrowings - Other borrowings consists of repurchase agreements.  The estimated fair value of the repurchase agreements is determined by discounting the future cash flows of each agreement using a margin to the LIBOR curve.

6.   Subsequent Events

In preparing these financial statements, management has evaluated events occurring subsequent to December 31, 2011, for potential recognition and disclosure.  There have been no material events or transactions which would require adjustments to the consolidated financial statements at December 31, 2011.

Subsequent to December 31, 2011, the Bank prepaid a $200.0 million fixed-rate FHLB advance with an interest rate of 3.88% and a remaining term to maturity of 15 months.  The prepaid FHLB advance was replaced with a $200.0 million fixed-rate FHLB advance, with a contractual interest rate of 0.86% and a term of 46 months.

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

The following discussion and analysis is intended to assist in understanding the financial condition, results of operations, liquidity and capital resources of the Company.  It should be read in conjunction with the consolidated financial statements and notes presented in this report.  The discussion includes comments relating to the Bank, since the Bank is wholly-owned by the Company and comprises the majority of its assets and is the principal source of income for the Company.  This discussion and analysis should be read in conjunction with management’s discussion and analysis included in the Company’s 2011 Annual Report on Form 10-K filed with the SEC.

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

The Federal Open Market Committee of the Federal Reserve (the “FOMC”) noted in their January 2012 meeting minutes that the economic recovery was continuing at a moderate pace, but was hampered by a weak job market, a high unemployment rate, and persistent depression in the housing sector.  The FOMC continued to maintain the target range for federal funds rate at zero to 25 basis points, and projected that economic conditions could warrant this target range through late 2014.  Additionally, the FOMC committed to maintain its existing policy of reinvesting principal payments from securities holdings, and intends to extend the average maturity of its securities holdings.  These actions are intended to lower long-term rates and increase economic activity.  These actions, along with previous FOMC actions, have effectively increased the amount of excess reserves in the banking system, which is intended to reduce long-term interest rates and increase liquidity in an effort to stimulate borrowing and investment.  The FOMC has also indicated that other methods of quantitative easing are a possibility, while simultaneously revealing a potential exit strategy from the accommodative monetary policies should the economic outlook and financial developments warrant it.

Economic conditions in the Bank’s local market areas have a significant impact on the ability of borrowers to repay loans and the value of the collateral securing these loans.  Our asset quality has remained high, as our local market areas have not experienced the large fluctuations in property values as experienced by many segments of the United States, and our unemployment rate has remained relatively low, currently at 7.4% in our combined market areas, compared to the national average of 8.5%.    The unemployment rate remains relatively low, compared to the national average, due to diversified industries within our market areas, primarily in the Kansas City metropolitan statistical area, but it is higher than the historical average.  The FHFA price index for Kansas and Missouri has not experienced significant fluctuations during the past ten years, which indicates relative stability in property values.  Our Kansas City market area comprises the largest segment of our loan portfolio and deposit base, and the average household income for our Kansas City market area is approximately $79 thousand per annum.  The average household income in our combined market areas is approximately $68 thousand per annum, with 92% of the population at or above poverty level.

Total assets decreased $29.8 million, from $9.45 billion at September 30, 2011 to $9.42 billion at December 31, 2011, due to a $156.4 million decrease in securities, partially offset by a $75.2 million increase in loans receivable.  The decrease in securities was a result of calls and maturities that were not reinvested in their entirety into the securities portfolio.  The increase in loans receivable was primarily due to an increase in the one- to four-family portfolio as a result of originations and purchases.

The historically low interest rate environment over the past three years has spurred an increased demand for our loan endorsement program and mortgage refinances.  Our loan endorsement program allows existing loan customers, whose loans have not been sold to third parties, who have not been delinquent on their contractual loan payments for the previous 12 months, and are not currently in bankruptcy, the opportunity to modify, for a fee, their original loan terms to current loan terms being offered.  During fiscal year 2011, the Bank endorsed $965.1 million in loans, with a weighted average rate decrease of 101 basis points; along with refinancing $292.8 million of customers’ loans.  During the first quarter of fiscal year 2012, the Bank endorsed $341.2 million in loans, with a weighted average rate decrease of 114 basis points; along with refinancing $93.2 million of customers’ loans.

The principal balance of loans 30 to 89 days delinquent decreased $1.1 million, from $26.8 million at September 30, 2011 to $25.7 million at December 31, 2011.  The balance of loans 30 to 89 days delinquent and non-performing loans continue to remain at historically high levels for the Bank due to persistently elevated levels of unemployment coupled with declines in real estate activity and property values.  Non-performing loans increased $1.9 million, from $26.5 million at September 30, 2011 to $28.4 million at December 31, 2011.  Our ratio of non-performing loans to total loans increased from 0.51% at September 30, 2011 to 0.54% at December 31, 2011.  Our ratio of non-performing assets to total assets increased to 0.42% at December 31, 2011 from 0.40% at September 30, 2011.

Total liabilities decreased $21.5 million, from $7.51 billion at September 30, 2011 to $7.49 billion at December 31, 2011, due primarily to a decrease of $32.9 million in escrow funds resulting from the payment of real estate taxes and insurance on behalf of our borrowers, partially offset by an increase in deposits of $6.0 million.  The increase in deposits was primarily in the money market and checking portfolios.

Stockholders’ equity decreased $8.2 million, from $1.94 billion at September 30, 2011 to $1.93 billion at December 31, 2011.  The decrease was due primarily to dividends paid of $28.3 million, partially offset by net income of $18.8 million.  On December 21, 2011, the Company announced that the Board of Directors approved the repurchase of up to $193.0 million of the Company’s common stock.  There were no stock repurchases during the current quarter.  This plan has no expiration date.

Net income for the quarter ended December 31, 2011 was $18.8 million, compared to a net loss of $11.3 million for the quarter ended December 31, 2010.  The $30.1 million increase for the current year was due primarily to the $40.0 million ($26.0 million, net of income tax benefit) contribution to the Capitol Federal Foundation (the “Foundation”) in connection with the corporate reorganization in December 2010.  Additionally, net interest income increased $5.4 million, or 13.4%, from $40.0 million for the quarter ended December 31, 2010 to $45.4 million for the quarter ended December 31, 2011.  The increase in net interest income was due primarily to a decrease in interest expense of $7.8 million, or 16.5%, partially offset by a decrease in interest income of $2.4 million, or 2.8%.  The net interest margin increased 10 basis points, from 1.88% for the quarter ended December 31, 2010 to 1.98% for the quarter ended December 31, 2011, largely due to the decrease in interest expense on interest-bearing liabilities.

The Bank has two branches expected to open in calendar year 2012 in our Kansas City market area.  Management continues to consider expansion opportunities in all of our market areas.

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

Critical Accounting Policies

Our most critical accounting policies are the methodologies used to determine the ACL and fair value measurements.  These policies are important to the presentation of our financial condition and results of operations, involve a high degree of complexity, and require management to make difficult and subjective judgments that may require assumptions or estimates about highly uncertain matters.  The use of different judgments, assumptions, and estimates could cause reported results to differ materially.  These critical accounting policies and their application are reviewed at least annually by our audit committee.  For a full discussion of our critical accounting policies, see Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Financial Condition

Assets, liabilities and stockholders’ equity decreased slightly from September 30, 2011 to December 31, 2011.  Total assets decreased $29.8 million, from $9.45 billion at September 30, 2011 to $9.42 billion at December 31, 2011, due to a $156.4 million decrease in securities, partially offset by a $75.2 million increase in loans receivable.  Total liabilities decreased $21.5 million, from $7.51 billion at September 30, 2011 to $7.49 billion at December 31, 2011, due primarily to a decrease of $32.9 million in escrow funds resulting from the payment of real estate taxes and insurance on behalf of our borrowers.  Stockholders’ equity decreased $8.2 million, from $1.94 billion at September 30, 2011 to $1.93 billion at December 31, 2011.  The decrease was due primarily to dividends paid of $28.3 million, partially offset by net income of $18.8 million.

	Balance at
	December 31,	September 30,	June 30,	March 31,	December 31,
	2011	2011	2011	2011	2010
	(Dollars in thousands, except per share amounts)

Total assets	$9,421,040	$9,450,799	$9,602,457	$9,733,111	$9,798,294
Cash and cash equivalents	170,175	121,070	161,872	122,002	1,329,861
AFS securities	1,570,730	1,486,439	1,269,987	1,250,153	923,125
HTM securities	2,129,417	2,370,117	2,693,719	2,953,661	2,119,826
Loans receivable, net	5,224,942	5,149,734	5,162,846	5,096,615	5,121,018
Capital stock of FHLB	129,503	126,877	125,797	122,651	121,768
Deposits	4,501,144	4,495,173	4,558,574	4,711,189	4,682,101
Advances from FHLB	2,531,304	2,379,462	2,453,642	2,351,863	2,350,126
Other borrowings	365,000	515,000	565,000	643,609	668,609
Stockholders' equity	1,931,309	1,939,529	1,934,011	1,926,409	2,018,973
Equity to total assets at end of period	20.5%	20.5%	20.1%	19.8%	20.6%
Bank tangible equity ratio(1)	15.0%	15.1%	14.7%	14.7%	13.9%

(1)	See tangible equity to GAAP equity reconciliation in “Liquidity and Capital Resources – Regulatory Capital.”

Loans Receivable.  The loans receivable portfolio increased $75.2 million, or at an annualized rate of 5.8%, to $5.22 billion at December 31, 2011, from $5.15 billion at September 30, 2011.  The increase in loans receivable was primarily due to an increase in the one- to four-family portfolio as a result of originations and purchases.  During the first quarter of fiscal year 2012, the Bank purchased $63.6 million in correspondent one- to four-family loans and $20.3 million of one- to four-family loans in a bulk package.

Included in the loan portfolio at December 31, 2011 were $160.6 million, or 3.1% of the total loan portfolio, of adjustable-rate mortgage (“ARM”) loans that were originated as interest-only. Of these interest-only loans, $129.7 million were purchased in bulk loan packages from nationwide lenders, primarily during fiscal year 2005.  Interest-only ARM loans do not typically require principal payments during their initial term, and have initial interest-only terms of either five or ten years.  The $129.7 million of purchased interest-only ARM loans had a weighted average credit score of 723 and a weighted average LTV ratio of 75% at December 31, 2011.  In order to reduce future credit risk, the Bank has not purchased any interest-only ARM loans since 2006 and discontinued offering the product in its local markets during 2008.  At December 31, 2011, $83.6 million, or 52%, of interest-only loans were still in their interest-only payment term.  At December 31, 2011, $8.2 million, or 29% of non-performing loans, were interest-only ARMs.

The following table presents information concerning the composition of our loan portfolio as of December 31, 2011 and September 30, 2011. Within the one- to four-family loan portfolio at December 31, 2011, 75% of the loans had a balance at origination of less than $417 thousand. The weighted average rate of the loan portfolio decreased 16 basis points from 4.69% at September 30, 2011 to 4.53% at December 31, 2011.  The decrease in the weighted average portfolio rate was due to loan endorsements, loan originations at current market rates below that of the existing portfolio, refinances, and ARMs repricing down to lower market rates.

	December 31, 2011		September 30, 2011
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Real Estate Loans:
One-to four-family	$5,003,708	4.49%	$4,918,778	4.65%
Multi-family and commercial	52,524	6.15	57,965	6.13
Construction	58,869	4.35	47,368	4.27
Total real estate loans	5,115,101	4.51	5,024,111	4.66

Consumer Loans:
Home equity	160,029	5.46	164,541	5.48
Other	7,355	4.89	7,224	5.10
Total consumer loans	167,384	5.44	171,765	5.46

Total loans receivable	5,282,485	4.53%	5,195,876	4.69%

Less:
Undisbursed loan funds	33,239		22,531
ACL	15,605		15,465
Discounts/unearned loan fees	20,315		19,093
Premiums/deferred costs	(11,616)		(10,947)
Total loans receivable, net	$5,224,942		$5,149,734

The following tables present the weighted average credit score, LTV ratio, and the average unpaid principal balance for our one- to four-family loans as of the dates presented.  Credit scores are typically updated in the last month of the quarter and are obtained from a nationally recognized consumer rating agency.  The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent bank appraisal, BPO or AVM.  In most cases, the most recent appraisal was obtained at the time of origination.

	December 31, 2011
	Principal Balance	Credit Score	LTV	Average Balance
	(Dollars in thousands)
Originated	$4,030,538	763	65%	$124
Correspondent purchases	440,721	760	64	301
Bulk purchases	532,449	740	60	254
	$5,003,708	761	65%	$138

	September 30, 2011
	Principal Balance	Credit Score	LTV	Average Balance
	(Dollars in thousands)
Originated	$3,986,957	763	66%	$123
Correspondent purchases	396,063	759	64	290
Bulk purchases	535,758	740	60	252
	$4,918,778	760	65%	$137

Since March 2010, the Bank has entered into correspondent lending relationships with 13 new correspondent lenders in our local market areas and also in states generally located throughout the central United States.  At December 31, 2011, the Bank had 19 correspondent lending relationships.  Management continues its efforts to expand our network of lending relationships related to our bulk purchase program that would provide mortgage loans in selected geographic locations that adhere to the Bank’s underwriting standards.

The following table presents the weighted average life (“WAL”), which reflects prepayment assumptions, of our one- to four-family loan portfolio, excluding construction loans and non-performing loans, as of December 31, 2011.

	Principal	Average
	Balance	WAL (years)
	(Dollars in thousands)
Fixed-Rate	$4,148,691	3.20
Adjustable-Rate	827,096	2.94
	$4,975,788	3.16

Weighted average rate	4.49%
Average remaining contractual term (in years)	21

The following table presents our fixed-rate one- to four-family loan portfolio, including construction loans and non-performing loans, and the annualized prepayment speeds for the quarter ended December 31, 2011 by interest rate tier.  Loan endorsements and refinances are considered a prepayment and are included in the prepayment speeds presented below.

	Original Term
	15 years or less			More than 15 years
		Prepayment Speed (annualized)			Prepayment Speed (annualized)
Rate	Principal	Including	Excluding	Principal	Including	Excluding
Range	Balance	Endorsements	Endorsements	Balance	Endorsements	Endorsements
	(Dollars in thousands)

< =4.50%	$647,031	30.17%	10.76%	$1,283,611	17.12%	5.35%
4.51 - 4.99%	176,825	68.41	27.99	376,253	47.17	12.60
5.00 - 5.50%	171,425	33.84	20.91	966,124	73.39	16.35
5.51 - 5.99%	36,682	56.01	27.21	247,898	53.74	17.03
6.00 - 6.50%	19,207	32.24	19.03	199,688	46.59	16.88
6.51 - 6.99%	5,424	20.00	17.86	34,851	35.92	16.39
>=7.00%	1,760	205.81	13.49	27,770	25.98	13.55
	$1,058,354	39.82%	16.89%	$3,136,195	46.54%	12.22%

The following table summarizes the activity in the loan portfolio for the periods indicated, excluding changes in loans in process, deferred fees, and ACL.  Loans that were paid-off as a result of refinances are included in repayments.  During the three months ended December 31, 2011, the Bank endorsed $341.2 million of loans, with a weighted average rate decrease of 114 basis points.  Loan endorsements are not included in the activity in the following table because a new loan is not generated at the time of the endorsement.  The endorsed balance and rate are, however, included in the ending loan portfolio balance and rate.

	For the Three Months Ended
	December 31, 2011		September 30, 2011		June 30, 2011		March 31, 2011
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Beginning balance	$5,195,876	4.69%	$5,211,991	4.79%	$5,144,050	4.81%	$5,163,319	4.87%
Originations and refinances:
Fixed	180,198	3.77	141,123	4.11	118,438	4.55	153,272	4.33
Adjustable	57,321	3.52	47,009	3.77	37,721	4.12	43,434	3.91
Purchases and Participations:
Fixed	44,800	4.03	29,585	4.47	102,030	5.49	16,468	4.47
Adjustable	53,206	3.79	13,864	3.49	5,114	3.65	5,979	3.57
Repayments	(247,935)		(244,607)		(192,682)		(233,473)
Other (1)	(981)		(3,089)		(2,680)		(4,949)
Ending balance	$5,282,485	4.53%	$5,195,876	4.69%	$5,211,991	4.79%	$5,144,050	4.81%

(1) “Other” consists of transfers to REO, endorsement fees advanced, and reductions in commitments.

The Bank generally prices its first mortgage loan products based on secondary market and competitor pricing.   During the three months ended December 31, 2011, the average rate offered on the Bank’s 30-year fixed-rate one- to four-family loans, with no points paid by the borrower, was approximately 210 basis points above the average 10-year Treasury rate, while the average rate offered on the Bank’s 15-year fixed-rate one- to four-family loans was approximately 130 basis points above the average 10-year Treasury rate.

The following table presents loan origination, refinance and purchase activity for the periods indicated.  Loan originations, purchases and refinances are reported together.  The fixed-rate one- to four-family loans less than or equal to 15 years have a maturity at origination of less than or equal to 15 years, while fixed-rate one- to four-family loans greater than 15 years have a maturity at origination of greater than 15 years.  The adjustable-rate one- to four-family loans less than or equal to 36 months have a term to first reset of less than or equal to 36 months at origination and adjustable-rate one- to four-family loans greater than 36 months have a term to first reset of greater than 36 months at origination. Of the $218.4 million of one- to four-family loan originations and refinances for the three months ended December 31, 2011, 83% had loan values of $417 thousand or less.  Of the $83.9 million of one- to four-family correspondent and bulk loan purchases for the three months ended December 31, 2011, 23% had loan values of $417 thousand or less.
	For the Three Months Ended
	December 31, 2011			December 31, 2010
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-Rate:	(Dollars in thousands)
One- to four-family:
<= 15 years	$113,116	3.44%	33.7%	$105,951	3.75%	34.7%
> 15 years	110,831	4.18	33.0	142,533	4.30	46.7
Multi-family and commercial real estate	--	--	--	892	6.00	0.3
Home equity	607	7.01	0.2	585	6.89	0.2
Other	444	6.87	0.1	267	8.24	0.1
Total fixed-rate	224,998	3.82	67.0	250,228	4.09	82.0

Adjustable-Rate:
One- to four-family:
<= 36 months	2,759	2.57	0.8	1,303	2.96	0.4
> 36 months	75,617	3.17	22.5	34,803	3.51	11.4
Multi-family and commercial real estate	13,975	5.00	4.2	--	--	--
Home equity	17,336	4.83	5.2	18,281	4.79	6.0
Other	840	3.28	0.3	564	4.22	0.2
Total adjustable-rate	110,527	3.65	33.0	54,951	3.93	18.0

Total originations, refinances and purchases	$335,525	3.77%	100.0%	$305,179	4.06%	100.0%

Purchased and participation loans included above:
Fixed-Rate:
Correspondent - one- to four-family	$44,275	4.04%		$4,977	4.38%
Bulk - one- to four-family	392	3.25		--	--
Participations - commercial real estate	--	--		--	--
Participations - other	133	2.57		--	--
Total fixed-rate purchases/participation	44,800	4.03		4,977	4.38

Adjustable-Rate:
Correspondent - one- to four-family	19,363	3.16		3,954	3.96
Bulk - one- to four-family	19,868	3.55		--	--
Participations - commercial real estate	13,975	5.00		--	--
Participations - other	--	--		--	--
Total adjustable-rate purchases/participations	53,206	3.79		3,954	3.96

Total purchased/participation loans	$98,006	3.90%		$8,931	4.20%

The following table presents the origination and purchase activity in our one- to four-family loan portfolio for the three months ended December 31, 2011, excluding endorsement activity, and the LTV and credit score at the time of origination.

	For the Three Months Ended
	December 31,
	Amount	LTV	Credit Score
	(Dollars in thousands)
Originations	$125,192	73%	764
Refinances by Bank customers	93,233	67	774
Correspondent purchases	63,638	66	771
Bulk purchases	20,260	60	763
	$302,323	69%	769

The following table summarizes our one- to four-family loan commitments for originations, refinances, and purchases at the dates noted.  Commitments to originate and refinance one- to four-family loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a rate lock fee.  Some of the commitments are expected to expire without being fully drawn upon; therefore, the amount of total commitments disclosed below does not necessarily represent future cash requirements.

	December 31,	September 30,	December 31,
	2011	2011	2010
	(Dollars in thousands)
Originate/refinance fixed-rate	$79,627	$89,059	$116,996
Originate/refinance adjustable-rate	18,253	24,047	25,230
Purchase/participate fixed-rate	27,232	30,650	11,504
Purchase/participate adjustable-rate	19,070	26,556	8,888
	$144,182	$170,312	$162,618

Asset Quality – Loans and REO

The Bank’s traditional underwriting guidelines have provided the Bank with generally low delinquencies and low levels of non-performing assets compared to national levels.  Of particular importance is the complete and full documentation required for each loan the Bank originates and purchases.  This allows the Bank to make an informed credit decision based upon a thorough assessment of the borrower’s ability to repay the loan compared to underwriting methodologies that do not require full documentation.  See additional discussion regarding underwriting standards in “Lending Practices and Underwriting Standards” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.  In the following asset quality discussion, correspondent purchased loans are included with originated loans and bulk purchased loans are reported as purchased loans.

Delinquent and non-performing loans and REO
The following tables present the Company’s 30 to 89 day delinquent loans, non-performing loans, and REO at the dates indicated.  Non-performing loans are non-accrual loans that are 90 or more days delinquent or are in the process of foreclosure.  At all dates presented, there were no loans 90 or more days delinquent that were still accruing interest.  Loans classified as TDRs are not included in delinquent or non-performing loans unless the restructured loans are 30 or more days delinquent.  TDR’s 30 to 89 days delinquent were $2.4 million and non-performing TDR’s were $3.1 million at December 31, 2011.  REO primarily includes assets acquired in settlement of loans.  Non-performing assets include non-performing loans and REO.

	Loans Delinquent for 30 to 89 Days at:
	December 31,		September 30,		June 30,		December 31,
	2011		2011		2011		2010
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Loans 30 to 89 Days Delinquent:	(Dollars in thousands)
One- to four-family:
Originated	169	$18,165	178	$19,710	158	$17,669	181	$20,009
Purchased	40	6,799	34	6,199	38	6,150	35	7,573
Multi-family and commercial	--	--	--	--	--	--	--	--
Construction	--	--	--	--	--	--	--	--
Consumer Loans:
Home equity	38	518	43	759	36	837	47	767
Other	12	225	14	92	16	77	24	313
	259	$25,707	269	$26,760	248	$24,733	287	$28,662
30 to 89 days delinquent loans
to total loans receivable, net		0.49%		0.52%		0.48%		0.56%

	Non-Performing Loans and REO at:
	December 31,		September 30,		June 30,		December 31,
	2011		2011		2011		2010
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Non-performing loans:
One- to four-family:
Originated	110	$13,814	106	$12,375	111	$12,023	125	$13,248
Purchased	50	14,106	46	13,749	49	15,637	53	17,176
Multi-family and commercial	--	--	--	--	--	--	--	--
Construction	--	--	--	--	--	--	--	--
Consumer Loans:
Home equity	26	520	21	380	24	322	29	530
Other	5	8	3	3	5	52	8	33
	191	28,448	176	26,507	189	28,034	215	30,987

Non-performing loans as a percentage
of total loans receivable, net		0.54%		0.51%		0.54%		0.61%

REO:
One- to four-family:
Originated (1)	77	6,630	74	6,942	73	6,627	71	7,307
Purchased	11	3,040	12	2,877	16	3,437	19	3,672
Multi-family and commercial	--	--	--	--	--	--	--	--
Construction	--	--	--	--	--	--	--	--
Consumer Loans:
Home equity	2	17	--	--	--	--	--	--
Other	--	--	--	--	--	--	--	--
Other (2)	1	1,502	1	1,502	--	--	--	--
	91	11,189	87	11,321	89	10,064	90	10,979

Total non-performing assets	282	$39,637	263	$37,828	278	$38,098	305	$41,966

Non-performing assets
as a percentage of total assets		0.42%		0.40%		0.40%		0.43%
(1)	Real estate related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.
(2)	The $1.5 million property classified as Other REO represents a single property the Bank purchased for a potential branch site but now intends to sell.

The following table presents the weighted average percentage of one- to four-family loans, by principal balance, that entered the 30 to 89 days delinquent category during the 12 months ended December 31, 2011 that subsequently paid off, returned to non-delinquent status, stayed 30 to 89 days delinquent, or progressed to the non-performing or REO categories.

			30 to 89 Days	Non-
	Paid Off	Performing	Delinquent	Performing	REO	Total
Originated	3.4%	38.5%	41.9%	15.0%	1.2%	100.0%
Correspondent	5.2	25.4	43.7	21.0	4.7	100.0
Bulk	2.3	38.2	39.1	19.6	0.8	100.0
Total portfolio average	3.2%	38.0%	41.2%	16.3%	1.3%	100.0%

The following table presents the year of origination for originated and purchased one- to four-family loans, and the year of origination for non-performing originated and purchased one- to four-family loans at December 31, 2011.  The origination date for endorsed loans is based on when the loan was originated, rather than the endorsement date.
						Total
Origination				Originated	Purchased	Non-
Calendar	Originated	Purchased		Non-Performing	Non-Performing	Performing
Year	Loans	Loans	Total Loans	Loans	Loans	Total
	(Dollars in thousands)
2002 and prior	$483,858	$51,731	$535,589	$2,819	$305	$3,124
2003	271,865	50,626	322,491	2,144	362	2,506
2004	214,229	168,553	382,782	1,715	6,645	8,360
2005	271,458	163,397	434,855	1,341	6,055	7,396
2006	295,919	24,214	320,133	1,862	--	1,862
2007	405,131	14,580	419,711	1,659	213	1,872
2008	452,528	30,199	482,727	1,166	526	1,692
2009	705,245	8,906	714,151	663	--	663
2010	595,897	--	595,897	445	--	445
2011	775,129	20,243	795,372	--	--	--
	$4,471,259	$532,449	$5,003,708	$13,814	$14,106	$27,920

The following table presents the top 12 states where the properties securing our one- to four-family loans are located and the corresponding balance of 30 to 89 day delinquent loans, non-performing loans and the weighted average LTV ratios for non-performing loans at December 31, 2011.  The LTV ratios were based on the unpaid principal balance and either the lesser of the purchase price or original appraisal or the most recent bank appraisal, BPO or AVM, if available.  As a result of updated estimated fair values, the LTV of some non-performing loans in the table below are now in excess of 100%.  At December 31, 2011, SVAs were recorded on these loans, after taking into consideration potential PMI proceeds and the costs to sell the property.

			Loans 30 to 89
	One- to Four-Family		Days Delinquent		Non-Performing Loans
State	Balance	% of Total	Balance	% of Total	Balance	% of Total	Average LTV
	(Dollars in thousands)
Kansas	$3,695,960	73.8%	$13,933	55.8%	$11,500	41.2%	79%
Missouri	784,059	15.7	5,195	20.8	2,350	8.4	82
Nebraska	59,160	1.2	644	2.6	40	0.1	65
Illinois	48,652	1.0	281	1.1	1,712	6.1	91
Florida	33,962	0.7	296	1.2	3,259	11.7	129
Texas	32,559	0.6	333	1.3	--	--	n/a
New York	29,143	0.6	203	0.8	1,101	4.0	85
Minnesota	28,412	0.6	490	2.0	1,345	4.8	134
Colorado	25,295	0.5	668	2.7	204	0.7	89
Arizona	22,671	0.5	69	0.3	1,331	4.8	149
Connecticut	21,111	0.4	--	--	--	--	n/a
Virginia	20,293	0.4	--	--	473	1.7	108
Other states	202,431	4.0	2,852	11.4	4,605	16.5	99
	$5,003,708	100.0%	$24,964	100.0%	$27,920	100.0%	96%

Troubled Debt Restructurings and Impaired Loans
A traditional TDR is a situation in which the Bank may grant a concession to a borrower experiencing financial difficulties.  Generally, the Bank grants a short-term payment accommodation to borrowers who are experiencing a temporary cash flow problem.  The most frequently used accommodation is to reduce the monthly payment amount for a period of six to 12 months, often by only requiring payments of interest and escrow during this period. These restructurings result in an extension of the maturity date of the loan.  For more severe situations requiring long-term solutions, the Bank also offers interest rate reductions to currently-offered rates and extensions of the maturity date.  The Bank does not forgive principal or interest nor does it commit to lend additional funds to debtors whose terms have been modified in TDRs.

At December 31, 2011 and September 30, 2011, the Bank had TDRs with principal balances of $59.2 million and $50.5 million, respectively. The $8.7 million increase was due primarily to restructuring of loans to current market interest rates through the Bank’s loan endorsement program.  For additional information regarding our TDRs, see “Note 4 – Loans Receivable and Allowance for Credit Losses.”  Of the $59.2 million of TDRs at December 31, 2011, $52.3 million were one- to four-family originated loans, and $3.1 million were greater than 90 days delinquent and were included in the non-performing loan balance.

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

	December 31, 2011	September 30, 2011
	(Dollars in thousands)
Nonaccrual loans	$25,363	$23,609
Performing TDRs	41,855	43,301
Nonaccrual TDRs	3,085	2,898
Other impaired loans	2,169	2,240
Total impaired loans	$72,472	$72,048

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

The ACL is maintained through provisions for credit losses which are charged to income.  The provision for credit losses is established after considering the results of management’s quarterly assessment of the ACL.  For the first quarter of fiscal year 2012, the Company recorded a provision for credit losses of $540 thousand, primarily a result of an increase in historical losses in the formula analysis model related to purchased loans, and partially to changing the time periods used for certain factors in the formula analysis model to reflect more recent data trends in the model.  At December 31, 2011, our ACL was $15.6 million, or 0.30% of the total loan portfolio and 54.9% of total non-performing loans.  This compares with an ACL of $15.5 million, or 0.30% of the total loan portfolio and 58.3% of total non-performing loans as of September 30, 2011.  See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 and “Note 1 – Summary of Significant Accounting Policies” for a full discussion of our ACL methodology.  For additional information regarding our ACL activity during fiscal year 2011, see “Note 4 – Loans Receivable and Allowance for Credit Losses.”

The following table presents the Company’s allocation of the ACL to each respective loan category at December 31, 2011 and September 30, 2011.  At December 31, 2011 and September 30, 2011, our ratio of ACL to non-performing loans was 54.9% and 58.3%, respectively, and our ratio of ACL to loans receivable, net was 0.30% for both periods.

	At				At
	December 31, 2011				September 30, 2011
		% of				% of
		ACL to				ACL to
	Amount of	Total	Total	% of Loans	Amount of	Total	Total	% of Loans
	ACL	ACL	Loans	to Total Loans	ACL	ACL	Loans	to Total Loans
One- to four-family:		(Dollars in thousands)
Originated	$4,901	31.4%	$4,471,259	84.7%	$4,898	31.7%	$4,383,020	84.4%
Purchased	10,342	66.4	532,449	10.1	9,899	64.0	535,758	10.3
Multi-family and commercial	83	0.5	52,524	1.0	254	1.6	57,965	1.1
Construction	20	0.1	58,869	1.1	19	0.1	47,368	0.9
Consumer:
Home equity	210	1.3	160,029	3.0	354	2.3	164,541	3.2
Other consumer	49	0.3	7,355	0.1	41	0.3	7,224	0.1
	$15,605	100.0%	$5,282,485	100.0%	$15,465	100.0%	$5,195,876	100.0%

As permitted by the Office of Thrift Supervision, the Bank historically established SVAs for potential loan loss amounts.  Starting with the March 31, 2012 reporting period, the Bank will be required to file a Call Report with the OCC.  The OCC requirements do not permit SVAs; rather, loan charge-offs are required.  Management will implement a loan charge-off policy during the second quarter of fiscal year 2012 in order to be in compliance with the OCC requirements.  When the charge-off policy is implemented, all SVAs recorded at December 31, 2011 ($3.5 million) will be charged off.  This will not impact the provision for credit losses in the consolidated statements of income, as the amounts were expensed in previous periods; however, it will reduce the ACL and related loan balances.  The following table presents ratios related to the ACL balance at December 31, 2011 and ACL activity during the current quarter, along with adjusted ratios as if all SVAs at December 31, 2011 ($3.5 million) would have been charged-off at December 31, 2011.

For the Three Months Ended
December 31, 2011
Ratio of net charge-offs during the period to average loans
outstanding during the period	0.01%
Ratio of net charge-offs during the period to average loans
outstanding during the period – adjusted for SVAs (1)	0.08
Ratio of net charge-offs during the period to
average non-performing assets	1.03
Ratio of net charge-offs during the period to
average non-performing assets – adjusted for SVAs (1)	10.40

At December 31, 2011
ACL to non-performing loans at period end	54.86%
ACL to non-performing loans at period end – adjusted for SVAs (1)	46.69
ACL to loans receivable, net at period end	0.30
ACL to loans receivable, net at period end – adjusted for SVAs (1)	0.23

(1)  These ratios are not presented in accordance with GAAP, as they are presented as if the $3.5 million of SVAs at December 31, 2011 would have been charged-off at December 31, 2011.  Management believes it is important to present the non-GAAP ratios due to the significance of those charge-offs to these ratios given that the SVAs will be charged off during the second quarter of fiscal year 2012.

Securities.  The following table presents the distribution of our MBS and investment securities portfolios, at amortized cost, at the dates indicated.  Overall, fixed-rate securities comprised 76% of these portfolios at December 31, 2011.  The WAL is the estimated remaining maturity (in years) after projected prepayment speeds and projected call option assumptions have been applied.  The decrease in the WAL between September 30, 2011 and December 31, 2011 was due primarily to a decrease in interest rates between periods.  This decrease in interest rates resulted in an increase in the prepayment expectations for the MBS.  The decrease in the yield between September 30, 2011 and December 31, 2011 was primarily a result of the purchase of MBS at market rates which resulted in average yields lower than that of the existing portfolios, repayments of MBS with yields higher than that of the existing portfolio, and adjustable-rate MBS resetting to lower coupons due to a decline in related indices.  Yields on tax-exempt securities are not calculated on a taxable equivalent basis.

	December 31, 2011			September 30, 2011			December 31, 2010
	Balance	Yield	WAL	Balance	Yield	WAL	Balance	Yield	WAL
	(Dollars in thousands)
Fixed-rate securities:
MBS	$1,490,889	3.23%	3.60	$1,476,660	3.51%	4.23	$943,876	4.02%	2.75
GSE debentures	1,229,098	1.16	0.85	1,380,028	1.09	0.86	1,279,130	1.24	1.46
Municipal bonds	59,091	3.01	2.07	59,622	3.02	2.29	65,624	2.96	2.84
Total fixed-rate securities	2,779,078	2.31	2.35	2,916,310	2.36	2.59	2,288,630	2.43	2.03

Adjustable-rate securities:
MBS	874,983	2.87	7.45	893,655	2.85	7.07	705,640	3.35	6.16
Trust preferred securities	3,547	1.80	25.48	3,681	1.60	25.73	3,715	1.56	26.47
Total adjustable-rate securities	878,530	2.87	7.52	897,336	2.85	7.17	709,355	3.34	6.26
Total securities portfolio, at amortized cost	$3,657,608	2.44%	3.59	$3,813,646	2.47%	3.67	$2,997,985	2.65%	3.04

At December 31, 2011, Capitol Federal Financial, Inc., at the holding company level, had $271.8 million in investment securities with a yield of 0.49% and a WAL of 0.46 years.  All of the securities are classified as AFS.  The securities have laddered maturities in order to provide cash flows that can be used to pay dividends, repurchase stock, reinvest into higher yielding assets if interest rates rise, or pursue other corporate strategies, as deemed appropriate.   The yields on these securities are less than the yields on the Bank’s current investment portfolio due to the short-term nature of the securities.

Mortgage-Backed Securities.  The balance of MBS, which primarily consists of securities of U.S. GSEs, remained relatively flat at $2.41 billion at September 30, 2011 and December 31, 2011.  The following table provides a summary of the activity in our portfolio of MBS for the periods presented.  The yields and WAL for purchases are presented as recorded at the time of purchase.  The yields for the beginning balances are as of the last day of the period previous to the period presented and the yield for the ending balances are as of the last day of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented.  The yield of the MBS portfolio decreased from September 30, 2011 to December 31, 2011 as a result of purchases of securities with yields lower than the existing portfolio, the maturity and repayment of securities with higher yields than the overall portfolio, and adjustable-rate MBS resetting to lower coupons due to a decline in related indices, which are generally based upon short-term interest rates. The beginning and ending WAL is the estimated remaining maturity (in years) after projected prepayment speeds have been applied.  The decrease in the WAL at December 31, 2011 compared to September 30, 2011 was due to the decrease in long-term interest rates between periods which resulted in an increase in prepayment expectations, thereby shortening the WAL of the related securities. The decrease in the WAL was also due to purchases since September 30, 2011 with a WAL of 4.2 years.

	For the Three Months Ended
	December 31, 2011			September 30, 2011			June 30, 2011			March 31, 2011
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$2,412,076	3.26%	5.31	$2,342,545	3.41%	5.09	$2,355,899	3.44%	4.45	$1,695,294	3.73%	4.21
Maturities and repayments	(152,322)			(130,137)			(105,142)			(121,283)
Net amortization of premiums/(discounts)	(1,507)			(1,168)			(781)			(689)
Purchases:
Fixed-rate	126,498	2.12	4.18	157,720	2.65	4.05	92,010	2.88	4.39	501,748	3.17	4.64
Adjustable-rate	22,887	2.20	4.50	45,564	2.12	6.24	--	--	--	282,957	2.59	4.98
Change in valuation on AFS securities	(1,947)			(2,448)			559			(2,128)
Ending balance - carrying value	$2,405,685	3.10%	5.03	$2,412,076	3.26%	5.31	$2,342,545	3.41%	5.09	$2,355,899	3.44%	4.45

The following table presents our fixed-rate MBS portfolio, at amortized cost, based on the underlying weighted average loan rate, the annualized prepayment speeds for the quarter ended December 31, 2011, and the net premium/discount by interest rate tier.  Our fixed-rate MBS portfolio is somewhat less sensitive than our fixed-rate one- to four-family loan portfolio to repricing risk due to external refinancing barriers such as unemployment, income changes, and decreases in property values, which are generally more pronounced outside of our local market areas.  However, we are unable to control the interest rates and/or governmental programs that could impact the loans in our fixed-rate MBS portfolio, and are therefore more likely to experience reinvestment risk due to principal prepayments.  Additionally, prepayments impact the amortization/accretion of premiums/discounts on our MBS portfolio.  As prepayments increase, the related premiums/discounts are amortized/accreted at a faster rate.  The amortization of premiums decreases interest income while the accretion of discounts increases interest income.  As noted in the table below, the fixed-rate MBS portfolio had a net premium of $11.6 million as of December 31, 2011.  Given that the weighted average coupon on the underlying loans in this portfolio are above current market rates, the Bank could experience an increase in the premium amortization should prepayment speeds increase significantly, potentially reducing future interest income.

	Original Term
	15 years or less		More than 15 years
		Prepayment		Prepayment		Net
	Amortized	Speed	Amortized	Speed		Premium/
Rate Range	Cost	(annualized)	Cost	(annualized)	Total	(Discount)
	(Dollars in thousands)

< =3.99%	$803,330	12.33%	$51,067	6.49%	$854,397	$7,705
4.00 - 4.50%	166,714	30.83	24,196	13.28	190,910	3,907
4.51 - 4.99%	170,024	23.61	5,723	9.29	175,747	(180)
5.00 - 5.50%	105,436	23.78	7,907	27.42	113,343	(52)
5.51 - 5.99%	69,066	24.00	42,338	28.35	111,404	44
6.00 - 6.50%	11,756	26.82	17,887	16.95	29,643	63
6.51 - 6.99%	2,182	21.24	8,975	19.21	11,157	103
>=7.00%	--	--	4,288	20.86	4,288	8
Total	$1,328,508	17.75%	$162,381	16.55%	$1,490,889	$11,598

Average rate	4.13%		5.07%		4.24%
Average remaining contractual term (years)	11		18		12

Investment Securities.  Investment securities, which consist of U.S. GSE debentures (primarily issued by FNMA, FHLMC, or FHLB) and municipal investments, decreased $150.0 million, from $1.44 billion at September 30, 2011 to $1.29 billion at December 31, 2011.  The following tables provide a summary of the activity of investment securities for the periods presented.  The yields for the beginning balances are as of the last day of the period previous to the period presented and the yield for the ending balances are as of the last day of the period presented.  The increase in the yield at December 31, 2011 compared to September 30, 2011 was a result of purchases of securities with yields higher than the overall portfolio yield and maturities of securities with yields lower than the overall portfolio yield.  The beginning and ending WALs represent the estimated remaining maturity (in years) of the securities after projected call dates have been considered, based upon market rates at each date presented.  The WAL at December 31, 2011 decreased slightly from September 30, 2011, due primarily to the passing of time, partially offset by purchases of securities with a WAL longer than the remaining portfolio.

	For the Three Months Ended
	December 31, 2011			September 30, 2011			June 30, 2011			March 31, 2011
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,444,480	1.17%	1.00	$1,621,161	1.16%	1.05	$1,847,915	1.17%	1.55	$1,347,657	1.32%	1.61
Maturities and calls	(424,991)			(486,853)			(326,009)			(291,693)
Net amortization of premiums/(discounts)	(558)			(1,385)			(1,391)			(1,255)
Purchases:
Fixed-rate	273,955	1.29	2.21	310,338	1.21	1.73	99,974	1.51	2.62	793,136	0.99	1.20
Change in valuation of AFS securities	1,576			1,219			672			70
Ending balance - carrying value	$1,294,462	1.25%	0.99	$1,444,480	1.17%	1.00	$1,621,161	1.16%	1.05	$1,847,915	1.17%	1.55

Liabilities.  Total liabilities decreased $21.5 million, from $7.51 billion at September 30, 2011 to $7.49 billion at December 31, 2011, due primarily to a decrease of $32.9 million in escrow funds resulting from the payment of real estate taxes and insurance on behalf of our borrowers.

Deposits – Deposits increased $6.0 million between September 30, 2011 and December 31, 2011, due to growth in the money market and checking portfolios.  The money market portfolio increased $24.4 million from $1.07 billion at September 30, 2011 to $1.09 billion at December 31, 2011.  The increase in the money market portfolio was due to customers reinvesting funds from maturing certificates of deposit into the money market portfolio and some customers maintaining higher cash balances due to the current economic uncertainty and in anticipation of market rates increasing, which would provide flexibility to reinvest at higher rates, when available.  The checking portfolio increased $23.3 million from $551.6 million at September 30, 2011 to $574.9 million at December 31, 2011.  The increase in our checking portfolio was also due to customers keeping more cash readily available, as reflected by a 4.5% increase in the average customer checking account balance between period ends.  If interest rates were to rise, it is possible our money market and checking account customers may move those funds to higher-yielding deposit products inside of the Bank or withdraw their funds to invest in higher yielding investments outside of the Bank.

The following table presents the amount, average rate and percentage of total deposits for checking, savings, money market and certificates at the periods presented.

	December 31, 2011			September 30, 2011			December 31, 2010
		Average	% of		Average	% of		Average	% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Checking	$574,854	0.08%	12.8%	$551,632	0.08%	12.3%	$524,208	0.08%	11.2%
Savings	252,223	0.15	5.6	253,184	0.41	5.6	234,810	0.53	5.0
Money market	1,090,510	0.35	24.2	1,066,065	0.35	23.7	1,014,451	0.58	21.7
Certificates of deposit less than $100,000	1,702,129	1.75	37.8	1,741,485	1.91	38.8	1,821,819	2.30	38.9
Certificates of deposit of $100,000 or more	881,428	1.65	19.6	882,807	1.80	19.6	1,086,813	1.71	23.2
	$4,501,144	1.09%	100.0%	$4,495,173	1.21%	100.0%	$4,682,101	1.45%	100.0%

At December 31, 2011, $83.7 million in certificates were brokered deposits, unchanged from September 30, 2011.  The $83.7 million of brokered deposits at December 31, 2011 had a weighted average rate of 2.58% and a remaining term to maturity of 2.6 years.  The Bank monitors the cost of brokered deposits and considers them as a potential source of funding, provided that investment opportunities are balanced with the funding cost.  As of December 31, 2011, $126.2 million in certificates were public unit deposits, compared to $106.4 million in public unit deposits at September 30, 2011.  The $126.2 million of public unit deposits at December 31, 2011 had a weighted average rate of 0.32% and a remaining term to maturity of six months.  Management will continue to monitor the wholesale deposit market for attractive opportunities relative to the use of proceeds for investments.

The following tables set forth maturity information for our certificate of deposit portfolio at December 31, 2011.

	Amount Due
		More than	More than
	1 year	1 year to	2 to 3	More than
	or less	2 years	years	3 years	Total
	(Dollars in thousands)
0.00 – 0.99%	$377,575	$130,509	$10,411	$--	$518,495
1.00 – 1.99%	631,158	149,853	178,125	97,099	1,056,235
2.00 – 2.99%	73,336	181,852	195,163	279,079	729,430
3.00 – 3.99%	162,761	70,505	15,449	7,775	256,490
4.00 – 4.99%	19,646	2,652	301	308	22,907
	$1,264,476	$535,371	$399,449	$384,261	$2,583,557

Weighted average rate	1.38	1.82	2.05	2.33	1.71
Weighted average maturity (in years)	0.45	1.44	2.57	3.68	1.46
Weighted average maturity for the retail certificate of deposit portfolio (in years)					1.47

	Maturity
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)
Retail certificates of deposit less than $100,000	$241,738	$226,790	$381,349	$852,252	$1,702,129
Retail certificates of deposit of $100,000 or more	88,757	73,771	149,514	359,469	671,511
Public units/brokered deposits of $100,000 or more	83,455	7,000	12,102	107,360	209,917
Total certificates of deposit	$413,950	$307,561	$542,965	$1,319,081	$2,583,557

Borrowings –The following table presents FHLB advance and repurchase agreement activity for the periods presented.  The rate presented is the contractual rate, and the weighted average maturity (“WAM”) is the remaining weighted average contractual term in months.

	For the Three Months Ended
	December 31, 2011			September 30, 2011			June 30, 2011			March 31, 2011
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning principal balance	$2,915,000	3.48%	36.02	$3,041,000	3.53%	37.48	$2,966,000	3.55%	38.60	$2,991,000	3.54%	41.23
Maturities and prepayments:
FHLB advances	(100,000)	3.94		(76,000)	5.31		--	--		--	--
Repurchase agreements	(150,000)	4.41		(50,000)	3.83		(25,000)	2.79		(25,000)	2.94
New borrowings:
FHLB advances (fixed-rate)	250,000	0.84	35.23	--	--	--	100,000	2.82	84.00	--	--	--
Repurchase agreements	--			--	--	--	--	--	--	--	--	--
Ending principal balance	$2,915,000	3.19%	36.10	$2,915,000	3.48%	36.02	$3,041,000	3.53%	37.48	$2,966,000	3.55%	38.60

Subsequent to December 31, 2011, the Bank prepaid a $200.0 million fixed-rate FHLB advance with an interest rate of 3.88% and a remaining term to maturity of 15 months.  The prepaid FHLB advance was replaced with a $200.0 million fixed-rate FHLB advance, with a contractual interest rate of 0.86% and a term of 46 months.  The Bank paid a $7.9 million penalty to the FHLB as a result of prepaying the FHLB advance.  The prepayment penalty will be deferred as the new advance is not substantially different from the prepaid advance.  The prepayment penalty will be recognized in interest expense over the life of the new advance and thereby will effectively increase the interest rate on the new advance 99 basis points, at the time of the transaction.  The benefit of the refinance will be recognized in the form of an immediate decrease in interest expense, and a decrease in interest rate sensitivity to rising rates, as the maturity of the refinanced advance was extended at a lower rate.

The following table presents the maturity of FHLB advances, at par, and repurchase agreements as of December 31, 2011.  The balance of FHLB advances excludes the deferred gain on the terminated interest rate swaps and the deferred prepayment penalty.  Management will continue to monitor the Bank’s investment opportunities and balance those opportunities with the cost of FHLB advances or other funding sources.

			Weighted	Weighted
	FHLB	Repurchase	Average	Average
Maturity by	Advances	Agreements	Contractual	Effective
Fiscal year	Amount	Amount	Rate	Rate(1)
	(Dollars in thousands)
2012	$250,000	$-	3.12%	3.12%
2013	525,000	145,000	3.74	4.00
2014	450,000	100,000	3.33	3.96
2015	450,000	20,000	2.08	2.40
2016	275,000	--	3.86	4.39
2017	400,000	--	3.17	3.21
2018	200,000	100,000	2.90	2.90
	$2,550,000	$365,000	3.19%	3.47%

(1)  The effective rate includes the net impact of the amortization of deferred prepayment penalties resulting from the prepayment of certain FHLB advances and deferred gains related to the termination of interest rate swaps.

The following table presents the maturity of FHLB advances and repurchase agreements for the next four quarters as of December 31, 2011.

		Weighted
		Average
Maturity by		Contractual
Quarter End	Amount	Rate
	(Dollars in thousands)
March 31, 2012	$150,000	2.35%
June 30, 2012	--	--
September 30, 2012	100,000	4.27
December 31, 2012	100,000	3.06
	$350,000	3.10%

Stockholders’ Equity.  Stockholders’ equity decreased $8.2 million, from $1.94 billion at September 30, 2011 to $1.93 billion at December 31, 2011.  The decrease was due primarily to dividends paid of $28.3 million, partially offset by net income of $18.8 million.  The $28.3 million of dividend payments consisted of a quarterly dividend of $12.1 million and a special dividend of $16.2 million related to fiscal year 2011 earnings, per the Company’s dividend policy. The special year-end dividend is the result of the Board of Directors’ commitment to distribute to stockholders 100% of the annual earnings, excluding the contribution to the Foundation, of Capitol Federal Financial, Inc. for the first two fiscal years following the second-step stock conversion.  Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, the Bank’s regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company.  On January 24, 2012, the Company declared a quarterly cash dividend of $0.075 per share, which will equate to approximately $12.1 million, payable on February 17, 2012.
On December 21, 2011, the Company announced that the Board of Directors authorized the repurchase of up to $193.0 million of the Company’s common stock.  Since that date there have been no repurchases of the Company’s stock.  It is the intent of management to be disciplined and purchase stock at a price reflective of its trading range following the Company’s second-step conversion.  Management regularly considers the movement of the stocks of other banks and bank indices in its consideration of the price to pay to repurchase stock. This plan has no expiration date.

At the annual meeting of stockholders on January 24, 2012, the proposal for the stock benefits plan was approved by our stockholders.  It is expected that awards to be granted under the plan will primarily be restricted stock and stock option grants.  While no timetable has been established for the first awards granted under the plan, it is likely the grants will start to be made during the quarter ending June 30, 2012.  In addition, it is likely that the size of the initial grants will be smaller than those typically seen in a thrift conversion and the term of the vesting shorter, in which case generally 100% of the equity shares are granted immediately and the vesting term is five years.   The Stock Benefits Committee intends to make grants as an incentive to management and not solely as a reward for prior service.

The following table presents quarterly dividends paid in calendar years 2012, 2011, and 2010.  For the quarter ended March 31, 2012, the table below does not present the actual dividend payout, but rather management’s estimate of the dividend payout as of January 30, 2012.
	Calendar Year
	2012	2011	2010
	(Dollars in thousands)
Quarter ended March 31
Total dividends paid	$12,145	$12,105	$10,739
Quarter ended June 30
Total dividends paid		12,105	10,496
Quarter ended September 30
Total dividends paid		12,106	10,496
Quarter ended December 31
Total dividends paid		12,145	10,597
Welcome dividend
Total dividends paid		96,838	--
Special year end dividend
Total dividends paid		16,193	6,359
Calendar year-to-date dividends paid	$12,145	$161,492	$48,687

Operating Results

The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2011	2011	2011	2011	2010
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Loans receivable	$60,675	$62,019	$62,393	$61,554	$65,943
MBS	18,373	18,953	19,619	17,320	15,440
Investment securities	4,637	4,456	5,103	4,743	4,775
Other interest and dividend income	1,142	1,166	968	1,324	1,089
Total interest and dividend income	84,827	86,594	88,083	84,941	87,247

Interest expense:
FHLB advances	22,339	22,660	22,539	21,968	23,131
Deposits	12,787	14,602	15,516	16,069	17,381
Other borrowings	4,327	5,467	5,720	6,348	6,730
Total interest expense	39,453	42,729	43,775	44,385	47,242

Provision for credit losses	540	1,650	1,240	520	650

Net interest income
(after provision for credit losses)	44,834	42,215	43,068	40,036	39,355

Other income	6,152	6,434	6,100	6,144	6,317
Other expenses	22,067	23,022	23,102	22,855	63,338
Income tax expense (benefit)	10,130	8,861	8,807	7,689	(6,408)
Net income (loss)	$18,789	$16,766	$17,259	$15,636	$(11,258)

Efficiency ratio	42.83%	45.77%	45.83%	48.94%	136.73%

Basic earnings (loss) per share	$0.12	$0.10	$0.10	$0.10	$(0.07)
Diluted earnings (loss) per share	0.12	0.10	0.10	0.10	(0.07)

Comparison of Operating Results for the Quarter Ended December 31, 2011 and 2010

Net income for the quarter ended December 31, 2011 was $18.8 million, compared to a net loss of $11.3 million for the quarter ended December 31, 2010.  The $30.1 million increase for the current quarter was due primarily to the $40.0 million ($26.0 million, net of income tax benefit) contribution to the Capitol Federal Foundation (the “Foundation”) in connection with the corporate reorganization in December 2010.  Additionally, net interest income increased $5.4 million, or 13.4%, from $40.0 million for the quarter ended December 31, 2010 to $45.4 million for the current quarter.  The increase in net interest income was due primarily to a decrease in interest expense of $7.8 million, or 16.5%, partially offset by a decrease in interest income of $2.4 million, or 2.8%.

Non-GAAP Presentation
The following table presents selected financial results and performance ratios for the Company for the quarters ended December 31, 2011 and 2010.  Because of the magnitude and non-recurring nature of the $40.0 million contribution to the Foundation in connection with the corporate reorganization in December 2010, management believes it is important for comparability purposes to present selected financial results and performance ratios excluding the contribution to the Foundation.  The adjusted financial results and ratios for the quarter ended December 31, 2010 are not presented in accordance with GAAP.

		For the Three Months Ended
		December 31, 2010
	December 31,	Actual		Contribution		Adjusted (1)
	2011	(GAAP)		to Foundation		(Non-GAAP)
		(Dollars in thousands, except per share data)

Net income (loss)	$18,789	$(11,258)		$(26,000)		$14,742
Operating expenses	22,067	63,338		40,000		23,338
Basic earnings (loss) per share	0.12	(0.07)		(0.16)		0.09
Diluted earnings (loss) per share	0.12	(0.07)		(0.16)		0.09

Return on average assets (annualized)	0.80%	(0.51	) %	(1.18	) %	0.67%
Return on average equity (annualized)	3.87	(4.13)		(9.54)		5.41
Operating expense ratio	0.94	2.89		1.83		1.07
Efficiency ratio	42.83%	136.73%		86.35%		50.38%

(1)  The adjusted financial results and ratios are not presented in accordance with GAAP as the amounts and ratios exclude the effect of the contribution to the Foundation, net of income tax benefit. The contribution to the Foundation of $26.0 million takes into account the $14.0 million of income tax benefit associated with the $40.0 million contribution.

Interest and Dividend Income
Total interest and dividend income for the quarter ended December 31, 2011 was $84.8 million compared to $87.2 million for the quarter ended December 31, 2010.  The $2.4 million, or 2.8%, decrease was primarily a result of a decrease in interest income on loans receivable of $5.2 million, or 8.0%, partially offset by an increase in interest income on MBS of $3.0 million, or 19.0%.

Interest income on loans receivable for the quarter ended December 31, 2011 was $60.7 million compared to $65.9 million for the prior year period.  The $5.2 million, or 8.0%, decrease in interest income was the result of a 46 basis point decrease in the average yield to 4.67% for the period, partially offset by an increase of $54.4 million in the average balance of the portfolio.   The decrease in the weighted average yield was due to loan endorsements, ARMs repricing down to lower market rates, refinances, loan originations at current market rates below that of the existing portfolio, and repayment of loans with rates higher than the portfolio.

Interest income on MBS for the quarter ended December 31, 2011 was $18.4 million compared to $15.4 million for the prior year period.  The $3.0 million, or 19.0%, increase was a result of an increase in the average balance of the portfolio of $778.2 million, partially offset by a decrease of 76 basis points in the weighted average yield to 3.09% for the current quarter.  The increase in the average balance was a result of purchases funded primarily by the proceeds from the corporate reorganization in December 2010.  The weighted average yield decreased between the two periods due to purchases of MBS at market rates which resulted in a lower average yield than the existing portfolio between the two periods, repayments on MBS with yields higher than the existing portfolio, and adjustable-rate securities repricing to lower market rates.

Interest Expense
Interest expense decreased $7.7 million, or 16.5%, to $39.5 million for the current quarter, from $47.2 million for the prior year quarter.  The decrease in interest expense was due primarily to a decrease in interest expense on certificates of deposit and repurchase agreements.

Interest expense on deposits for the quarter ended December 31, 2011 was $12.8 million compared to $17.4 million for the prior year period.  The $4.6 million, or 26.4%, decrease in interest expense on deposits was due primarily to a decrease in the weighted average rate and average balance of the certificate of deposit portfolio.  The weighted average rate paid on certificates of deposit decreased by 44 basis points, from 2.21% for the prior year quarter to 1.77% for the current year quarter, as the portfolio continued to reprice to lower market rates.  The $187.3 million decrease in the average balance was primarily in medium and short-term certificates, partially offset by an increase in long-term certificates, as management competitively priced our longer term certificates in order to lengthen the weighted average maturity of the retail certificate of deposit portfolio in this lower rate environment.  Additionally, there was an increase in the money market portfolio, as some maturing certificates were reinvested into the money market portfolio.

Interest expense on FHLB advances was $22.3 million for the current quarter compared to $23.1 million in the prior year quarter.  The $792 thousand, or 3.4%, decrease in interest expense was due to a 29 basis point decrease in the weighted average rate on FHLB advances to 3.62% for the quarter, partially offset by an increase of $96.9 million in the average balance of FHLB advances. The decrease in the average rate was due to $350.0 million of new advances with a weighted average rate of 1.41% and to the maturity of $176.0 million of advance at a weighted average rate of 4.53%.  See additional information regarding borrowing activity under “Financial Condition - Liabilities.”

Interest expense on other borrowings was $4.3 million for the current quarter compared to $6.7 million in the prior year quarter.  The $2.4 million, or 35.7%, decrease in interest expense was due to a $181.0 million decrease in the average balance of repurchase agreements, and the repayment of the Junior Subordinated Deferrable Interest Debentures.  Between periods, $250.0 million of repurchase agreements matured and were not replaced; rather, they were repaid with FHLB advances.

Net Interest Margin
The net interest margin, which is calculated as the difference between interest income and interest expense divided by average interest-earning assets, increased 10 basis points, from 1.88% for the quarter ended December 31, 2010 to 1.98% for the quarter ended December 31, 2011, largely due to the decrease in interest expense on the certificate of deposit portfolio and other borrowings.

Provision for Credit Losses
The Bank recorded a provision for credit losses of $540 thousand during the current quarter, compared to a provision of $650 thousand for the prior year quarter.  The provision recorded in the current quarter was primarily a result of an increase in historical losses in the formula analysis model related to purchased loans, and partially to changing the time periods used for certain factors in the formula analysis model to reflect more recent data trends in the model.  Included in historical losses are SVAs, which, in prior quarters, were adjusted for delinquent loan trends.  In the current quarter, the entire SVA balance was included in historical losses.  This change was made in anticipation of the Bank charging off SVAs during the second quarter of fiscal year 2012 when the Bank is required to file a Call Report with the OCC.  OCC-regulated institutions are required to charge-off loan impairments rather than establishing SVAs, as was allowed by the Office of Thrift Supervision.

Other Income and Expense
Total other income remained relatively unchanged between periods at $6.2 million for the current quarter compared to $6.3 million for the prior year quarter.

Total other expenses for the quarter ended December 31, 2011 were $22.1 million, compared to $63.3 million in the prior year period.  The $41.2 million, or 65.2%, decrease was due to a $40.0 million cash contribution to the Foundation in connection with the corporate reorganization.  Other expenses, net decreased $1.3 million, or 31.5%, primarily due to an impairment and valuation allowance taken on the mortgage-servicing rights asset in the prior year quarter and a decrease in expenses related to REO operations, partially offset by an increase in expenses related to our low-income housing partnerships.

In February 2011, the Federal Deposit Insurance Corporation adopted a new assessment structure for insured institutions effective April 2011.  One of the significant changes includes using average total Bank consolidated assets minus average tangible equity for the assessment base instead of average deposits and secured liabilities for the period.  As a result of the change, the deposit insurance assessment is anticipated to decrease by approximately $700 thousand in fiscal year 2012, as compared to fiscal year 2011.

Income Tax Expense
Income tax expense for the quarter ended December 31, 2011 was $10.1 million compared to income tax benefit of $6.4 million for the prior year period.  The increase in income tax expense between the periods was primarily a result of the $40.0 million contribution to the Foundation, which resulted in $14.0 million of income tax benefit.  The effective tax rate for the current quarter was 35.0% compared to 36.3% in the prior year quarter.  The decrease in the effective tax rate between periods was due to a pre-tax loss in the prior year quarter compared to pre-tax income in the current quarter.

Average Balance Sheet
The following table presents the average balances of our assets, liabilities and stockholders’ equity and the related annualized yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated and the weighted average yield/rate on our interest-earning assets and interest-bearing liabilities at December 31, 2011.  Average yields are derived by dividing annualized income by the average balance of the related assets and average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown.  Average outstanding balances are derived from average daily balances.  The yields and rates include amortization of fees, costs, premiums and discounts which are considered adjustments to yields/rates. Yields on tax-exempt securities were not calculated on a tax-equivalent basis.
	At	For the Three Months Ended
	December 31, 2011	December 31, 2011			December 31, 2010
		Average	Interest		Average	Interest
	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets:		(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	4.71%	$5,191,834	$60,675	4.67%	$5,137,410	$65,943	5.13%
MBS (2)	3.10	2,381,545	18,373	3.09	1,603,313	15,440	3.85
Investment securities (2)(3)	1.25	1,389,228	4,637	1.34	1,349,664	4,775	1.42
Capital stock of FHLB	3.47	126,491	1,091	3.42	120,876	902	2.96
Cash and cash equivalents	0.25	83,148	51	0.24	302,015	187	0.25
Total interest-earning assets	3.72	9,172,246	84,827	3.70	8,513,278	87,247	4.10
Other noninterest-earning assets		230,366			240,303
Total assets		$9,402,612			$8,753,581

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	0.08%	$535,058	$107	0.08%	$491,149	$115	0.09%
Savings	0.15	252,626	150	0.24	235,329	319	0.54
Money market	0.35	1,075,119	945	0.35	965,449	1,445	0.59
Certificates	1.71	2,594,016	11,585	1.77	2,781,305	15,502	2.21
Total deposits	1.09	4,456,819	12,787	1.14	4,473,232	17,381	1.54
FHLB advances (4)	3.10	2,447,129	22,339	3.62	2,348,973	23,131	3.91
Repurchase agreements	3.83	434,022	4,327	3.90	615,000	6,311	4.02
Other borrowings	--	--	--	--	53,609	419	3.05
Total borrowings	3.19	2,881,151	26,666	3.66	3,017,582	29,861	3.92
Total interest-bearing liabilities	1.91	7,337,970	39,453	2.13	7,490,814	47,242	2.50
Other noninterest-bearing liabilities		123,889			173,636
Stockholders' equity		1,940,753			1,089,131
Total liabilities and stockholders' equity		$9,402,612			$8,753,581

 (Continued)

	At	For the Three Months Ended
	December 31, 2011	December 31, 2011			December 31, 2010
		Average	Interest		Average	Interest
	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Rate	Balance	Paid	Rate	Balance	Paid	Rate
		(Dollars in thousands)

Net interest income (5)			$45,374			$40,005
Net interest rate spread (6)	1.81%			1.57%			1.60%
Net interest-earning assets		$1,834,276			$1,022,464
Net interest margin (7)				1.98			1.88
Ratio of interest-earning assets
to interest-bearing liabilities				1.25			1.14

Selected performance ratios:
Return on average assets (annualized)				0.80%			(0.51	) %
Return on average equity (annualized)				3.87			(4.13)
Average equity to average assets				20.64			12.44
Operating expense ratio				0.94			2.89
Efficiency ratio				42.83			136.73
							(Concluded)

(1)  Calculated net of unearned loan fees and deferred costs, and undisbursed loan funds.  Non-accruing loans are included in the loans receivable average balance with a yield of zero percent. Balances include LHFS.

(2)  MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)  The average balance of investment securities includes an average balance of nontaxable securities of $58.8 million and $68.4 million for the three-month periods ended December 31, 2011 and December 31, 2010, respectively.

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

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended December 31, 2011 to the three months ended December 31, 2010.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.
	Quarter Ended December 31,
	2011 vs. 2010
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$667	$(5,935)	$(5,268)
MBS	6,416	(3,483)	2,933
Investment securities	138	(276)	(138)
Capital stock of FHLB	44	145	189
Cash equivalents	(129)	(7)	(136)
Total interest-earning assets	7,136	(9,556)	(2,420)

Interest-bearing liabilities:
Checking	9	(13)	(4)
Savings	22	(190)	(168)
Money market	146	(635)	(489)
Certificates	(994)	(2,939)	(3,933)
FHLB advances	793	(1,585)	(792)
Other borrowings	(1,897)	(506)	(2,403)
Total interest-bearing liabilities	(1,921)	(5,868)	(7,789)

Net change in net interest income	$9,057	$(3,688)	$5,369

Comparison of Operating Results for the Three Months Ended December 31, 2011 and September 30, 2011

For the quarter ended December 31, 2011, the Company recognized net income of $18.8 million, compared to net income of $16.8 million for the quarter ended September 30, 2011.  The $2.0 million, or 12.1%, increase in net income was due primarily to an increase in net interest income of $1.4 million, or 3.4%, and decreases in the provision for credit losses of $1.1 million, or 67.3%, and other expenses of $955 thousand, or 4.2%, partially offset by an increase in income tax expense of $1.3 million, or 14.3%.

Interest and Dividend Income
Total interest and dividend income for the current quarter was $84.8 million compared to $86.6 million for the quarter ended September 30, 2011.  The $1.8 million, or 2.0%, decrease was primarily a result of decreases in interest income on loans receivable and MBS.

Interest income on loans receivable for the current quarter was $60.7 million compared to $62.0 million for the prior quarter.  The $1.3 million, or 2.2%, decrease in interest income was due to a 13 basis point decrease in the weighted average yield to 4.67% for the current quarter, partially offset by an increase of $23.3 million in the average balance of the portfolio.  The decrease in the weighted average yield was due primarily to a significant amount of loan endorsements, refinances, and ARM loans repricing to the current lower rates during the current quarter, originations and purchases at market rates which were lower than the existing portfolio, and, to a lesser extent, principal repayments of loans with yields higher than the remaining portfolio.  The increase in the average balance was due to originations and purchases.  See additional discussion regarding loan portfolio activity in “Financial Condition – Loans Receivable.”

Interest income on MBS for the current quarter was $18.4 million compared to $19.0 million for the prior quarter.  The $580 thousand, or 3.1%, decrease was due to a decrease of 17 basis points in the average yield to 3.09%, partially offset by an increase of $55.4 million in the average balance of the portfolio.  The decrease in the weighted average yield between the two periods was due primarily to purchases of MBS at market rates which resulted in a lower average yield than the existing portfolio between the two periods, and repayments on MBS with yields higher than the remaining portfolio, and ARMs repricing.

Interest Expense
Total interest expense decreased $3.2 million, or 7.7%, to $39.5 million for the current quarter from $42.7 million for the prior quarter.  The decrease in interest expense was due primarily to a $1.8 million, or 12.4%, decrease in interest expense on deposits and a $1.1 million, or 20.9%, decrease in interest expense on other borrowings.

Interest expense on deposits for the current quarter was $12.8 million compared to $14.6 million for the prior quarter.  The $1.8 million, or 12.4%, decrease in interest expense on deposits was due primarily to a decrease in the average rate paid on the certificate of deposit portfolio, as the portfolio continued to reprice to lower market rates, as well as a decrease in the average balance.  The average rate paid on the certificate of deposit portfolio decreased 17 basis points between the two periods, from 1.94% for the prior quarter to 1.77% for the current quarter.  The average balance of the certificate of deposit portfolio decreased by $78.8 million, partially offset by increases in the money market and checking portfolios, for a total average decrease of $64.7 million.  See additional discussion of the deposit portfolio in “Financial Condition – Deposits.”

Interest expense on FHLB advances was $22.3 million for the current quarter compared to $22.7 million in the prior quarter.  The $321 thousand decrease in interest expense was due to a 10 basis point decrease in the weighted average rate on FHLB advances to 3.62% for the current quarter, partially offset by an increase of $33.1 million in the average balance. During the current quarter, a $100.0 million fixed-rate FHLB advance with a contractual rate of 3.94% matured.  The FHLB advances and repurchase agreements that matured during the current quarter were replaced with $250.0 million of fixed-rate FHLB advances with a weighted average contractual interest rate of 0.84%.  See additional information regarding borrowing activity under “Financial Condition - Liabilities.”

Interest expense on other borrowings for the current quarter was $4.3 million compared to $5.5 million for the prior quarter.  The $1.2 million, or 20.9%, decrease in interest expense on other borrowings was primarily due to a decrease in the average balance of $102.4 million due to the maturity of $150.0 million of repurchase agreements that were replaced with FHLB advances.

Net Interest Margin
The net interest margin for the current quarter was 1.98% compared to 1.89% for the prior quarter.  The nine basis point increase in the net interest margin was largely due to the decrease in interest expense on interest-bearing liabilities.  The decrease in interest expense on interest-bearing liabilities was due primarily to a 14 basis point decrease in the average rate paid on the deposit portfolio and an 11 basis point decrease in the average rate paid on borrowings.

During the past two quarters, our net interest margin has improved.  However, the historically low market interest rates, as reflected by the absolute level and shape of the yield curve, could potentially have a negative impact to the Company’s net interest margin during future periods if long-term market rates decrease further.  Mortgage endorsements and refinances are expected to continue over the course of the upcoming year, which could result in margin compression.  Interest rates have decreased significantly during the past year and the yield curve has flattened as a result of mixed economic data, uncertainty about the resolution of the European debt crisis, uncertainty about fiscal actions by the U.S. Congress and additional monetary policy announcements by the Federal Reserve.  In the fourth quarter of fiscal year 2011, the two-year Treasury yield decreased approximately 20 basis points while the 10-year Treasury yield decreased approximately 125 basis points.  Both yields have remained at or near these levels through the first quarter of fiscal year 2012.  Historically, the Bank has benefited from a steeper yield curve as the Bank’s mortgages are typically priced from long-term rates while deposits are priced from short-term rates.  A steeper yield curve, one with a greater difference between short-term rates and long-term rates, allows the Bank to receive a higher rate of interest on our mortgage-related assets than the rate paid for the funding for those assets, which generally results in a higher net interest margin.  As the yield curve flattens, the spread between rates received on assets and paid on liabilities becomes compressed, which generally leads to a decrease in net interest margin.

Interest-earning assets repricing to lower rates at a faster pace than interest-bearing liabilities can result in net interest margin compression.  At December 31, 2011, the Bank’s one-year gap between interest-earning assets and interest-bearing liabilities was $1.72 billion, or 18.8% of total assets.  If we experience the magnitude of asset repricing as indicated in the gap table, under Part 1, Item 3 of this Form 10-Q, downward pressure may be placed on our net interest margin.  Should interest rates rise, the amount of interest-earning assets expected to reprice will likely decrease from stated levels as borrowers and agency debt issuers will have less economic incentive to modify their costs of borrowing.  If interest rates were to increase 200 basis points, the Bank’s one-year gap would be $146.4 million, or 1.6% of total assets.  The amount of interest-bearing liabilities expected to reprice in a given period is not usually impacted by changes in interest rates because the Bank’s borrowings and certificate of deposit portfolios have contractual maturities and generally cannot be terminated early.  The majority of interest-earning assets anticipated to reprice in fiscal year 2012 are mortgages and MBS, both of which have the option to prepay and/or refinance or endorse to prevailing market interest rates.  As interest rates decrease, borrowers have an economic incentive to refinance or endorse their loans to the lower market interest rates.  Doing so significantly increases the amount of cash flows anticipated to reprice to lower market interest rates during future periods.  This was evident by the volume of mortgages that were endorsed or refinanced during fiscal year 2011 as a result of the decrease in market interest rates.  In addition, cash flows from the Bank’s callable investment securities are anticipated to increase during fiscal year 2012 as the issuers of these securities will likely exercise their option to call the securities in order to issue new debt securities at the lower market rates.  The decrease in the net interest margin due to interest-earning assets repricing downward will likely be partially offset by a further decrease in our cost of funds.  For information regarding interest rate risk management, see “Item 3. Quantitative and Qualitative Disclosure About Market Risk.”

Provision for Credit Losses
The Bank recorded a provision for credit losses of $540 thousand during the current quarter, compared to a provision of $1.7 million for the quarter ended September 30, 2011.  The provision recorded in the current quarter was primarily a result of an increase in historical losses in the formula analysis model related to purchased loans, and partially a result of changing the time periods used for certain factors in the formula analysis model to reflect more recent data trends in the model.

Other Income and Expense
Total other income remained relatively unchanged between quarters.  Total other expense was $22.1 million for the current quarter compared to $23.0 million for the prior quarter.  The $955 thousand, or 4.2%, decrease was primarily due to a decrease of $1.2 million, or 10.4%, in salaries and employee benefits due to a decrease in compensation expense related to the “welcome” dividend paid in March 2011, on unallocated ESOP shares, along with small declines in deposit and loan transactions costs, regulatory and outside services and advertising and promotional expenses.  The decreases were partially offset by a $1.0 million, or 55.7%, increase in other expenses, net due to an increase in expenses related to our low-income housing partnerships and an increase in expenses associated with REO operations.

Income Tax Expense
Income tax expense was $10.1 million for the current quarter, compared to $8.9 million for the prior quarter.  The effective tax rate for the current quarter was 35.0% compared to 34.6% for the prior quarter.  Management anticipates the effective tax rate for fiscal year 2012 to be approximately 36%.

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

	For the Three Months Ended
	December 31, 2011			September 30, 2011
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$5,191,834	$60,675	4.67%	$5,168,560	$62,019	4.80%
MBS (2)	2,381,545	18,373	3.09	2,326,183	18,953	3.26
Investment securities (2)(3)	1,389,228	4,637	1.34	1,534,364	4,456	1.16
Capital stock of FHLB	126,491	1,091	3.42	125,809	1,081	3.41
Cash and cash equivalents	83,148	51	0.24	137,114	85	0.25
Total interest-earning assets	9,172,246	84,827	3.70	9,292,030	86,594	3.73
Other noninterest-earning assets	230,366			235,016
Total assets	$9,402,612			$9,527,046

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$535,058	$107	0.08%	$530,779	$110	0.08%
Savings	252,626	150	0.24	254,515	282	0.44
Money market	1,075,119	945	0.35	1,063,417	1,112	0.41
Certificates	2,594,016	11,585	1.77	2,672,814	13,098	1.94
Total deposits	4,456,819	12,787	1.14	4,521,525	14,602	1.28
FHLB advances (4)	2,447,129	22,339	3.62	2,414,028	22,660	3.72
Repurchase agreements	434,022	4,327	3.90	536,468	5,467	3.99
Total borrowings	2,881,151	26,666	3.66	2,950,496	28,127	3.77
Total interest-bearing liabilities	7,337,970	39,453	2.13	7,472,021	42,729	2.26
Other noninterest-bearing liabilities	123,889			113,391
Stockholders' equity	1,940,753			1,941,634
Total liabilities and stockholders' equity	$9,402,612			$9,527,046

						(Continued)

	For the Three Months Ended
	December 31, 2011			September 30, 2011
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Net interest income (5)		$45,374			$43,865
Net interest rate spread (6)			1.57%			1.47%
Net interest-earning assets	$1,834,276			$1,820,009
Net interest margin (7)			1.98			1.89
Ratio of interest-earning assets
to interest-bearing liabilities			1.25			1.24

Selected performance ratios:
Return on average assets (annualized)			0.80%			0.70%
Return on average equity (annualized)			3.87			3.45
Average equity to average assets			20.64			20.38
Operating expense ratio			0.94			0.97
Efficiency ratio			42.83			45.77
						(Concluded)

(1)  Calculated net of unearned loan fees and deferred costs, and undisbursed loan funds.  Non-accruing loans are included in the loans receivable average balance with a yield of zero percent. Balances include LHFS.

(2)  MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)  The average balance of investment securities includes an average balance of nontaxable securities of $58.8 million and $59.8 million for the quarters ended December 31, 2011 and September 30, 2011, respectively.

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

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended December 31, 2011 to the quarter ended September 30, 2011.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	Quarter Ended
	December 31, 2011 vs. September 30, 2011
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$276	$(1,620)	$(1,344)
MBS	438	(1,018)	(580)
Investment securities	(454)	635	181
Capital stock of FHLB	6	4	10
Cash and cash equivalents	(31)	(3)	(34)
Total interest-earning assets	235	(2,002)	(1,767)

Interest-bearing liabilities:
Checking	1	--	1
Savings	(2)	(130)	(132)
Money market	12	(165)	(153)
Certificates	(386)	(1,145)	(1,531)
FHLB advances	251	(572)	(321)
Other borrowings	(1,019)	(121)	(1,140)
Total interest-bearing liabilities	(1,143)	(2,133)	(3,276)

Net change in net interest income	$1,378	$131	$1,509

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

We generally intend to maintain cash reserves sufficient to meet short-term liquidity needs, which are routinely forecasted for 10, 30, and 365 days.  Additionally, on a monthly basis, we perform a liquidity stress test in accordance with the Interagency Policy Statement on Funding and Liquidity Risk Management.  The liquidity stress test incorporates both short-term and long-term liquidity scenarios in order to identify periods of and to quantify liquidity risk. In the event short-term liquidity needs exceed available cash, the Bank has access to lines of credit at the FHLB and the Federal Reserve Bank.  The FHLB line of credit, when combined with FHLB advances, may generally not exceed 40% of total assets.  Our excess capacity at the FHLB as of December 31, 2011 was $741.9 million, which decreased $515.1 million from $1.26 billion at September 30, 2011.  The decrease was primarily due to the FHLB’s reduction of the lending percentage on one- to four-family loans from 85% to 78% between period ends and our FHLB advance balance increasing $150.0 million during the current quarter. The Federal Reserve Bank line of credit is based upon the fair values of the securities pledged as collateral and certain other characteristics of those securities, and is used only when other sources of short-term liquidity are unavailable.  At December 31, 2011, the Bank had $1.99 billion of securities that were eligible but unused as collateral for borrowing or other liquidity needs.  This collateral amount is comprised of AFS and HTM securities with individual fair values greater than $10.0 million, which is then reduced by a collateralization ratio of 10% to account for potential market value fluctuations.  Borrowings on the lines of credit are outstanding until replaced by cash flows from long-term sources of liquidity, and are generally outstanding no longer than 30 days.

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

At December 31, 2011, cash and cash equivalents totaled $170.2 million, an increase of $49.1 million from September 30, 2011.  The increase was due to $89.6 million of securities called towards the end of December that were not fully reinvested by the end of the month.

During the first three months of fiscal year 2012, loan originations and purchases, net of principal repayments and related loan activity, resulted in a cash outflow of $77.8 million, compared to a cash inflow of $42.4 million in the same period in the prior year, as principal repayments exceeded loan originations and purchases in the prior year period.  See additional discussion regarding loan activity in “Financial Condition – Loans Receivable.”

During the first three months of fiscal year 2012, the Company received principal payments on MBS of $152.3 million and proceeds from called or matured investment securities of $425.0 million.  These funds were largely reinvested into investment securities and MBS.  During the three months ended December 31, 2011, the Company purchased $274.0 million of investment securities and $149.4 million of MBS.

The following table presents the contractual maturity of our loan, MBS, and investment securities portfolios at December 31, 2011.  Loans and securities which have adjustable interest rates are shown as maturing in the period during which the contract is due.  The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses.
	Loans (1)		MBS		Investment Securities		Total
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Amounts due:
Within one year	$34,525	4.62%	$--	--%	$274,250	1.56%	$308,775	1.90%

After one year:
Over one to two	41,427	4.64	--	--	30,586	1.35	72,013	3.24
Over two to three	8,279	5.32	--	--	155,596	1.38	163,875	1.58
Over three to five	50,778	5.41	2,364	6.00	781,301	1.46	834,443	1.71
Over five to ten	377,056	4.90	592,101	3.84	42,320	2.58	1,011,477	4.18
Over 10 to 15	1,327,122	4.16	800,865	3.33	3,284	5.24	2,131,271	3.85
After 15 years	3,443,298	4.62	1,010,355	3.15	7,125	3.35	4,460,778	4.29
Total due after one year	5,247,960	4.53	2,405,685	3.38	1,020,212	1.52	8,673,857	3.86

	$5,282,485	4.53%	$2,405,685	3.38%	$1,294,462	1.53%	$8,982,632	3.79%

(1)
Demand loans, loans having no stated maturity, and overdraft loans are included in the amounts due within one year.  Construction loans are reported based on the term to complete construction.  The maturity date for home equity loans assumes the customer always makes the required minimum payment.

The Bank utilizes FHLB advances to provide funds for lending and investment activities.  The Bank’s policies allow advances up to 40% of total Bank assets.  At December 31, 2011, the Bank’s ratio of the face amount of advances to total assets, as reported to the OCC, was 28%.  The advances are secured by a blanket pledge of our loan portfolio, as collateral, supported by quarterly reporting to the FHLB.  Currently, the blanket pledge is sufficient collateral for the FHLB advances.  It is possible that increases in our borrowings or decreases in our loan portfolio could require the Bank to pledge securities as collateral on the FHLB advances.  The Bank relies on FHLB advances as a primary source of borrowings.  The outstanding amount of FHLB advances was $2.55 billion at December 31, 2011, of which $350.0 million is scheduled to mature in the next 12 months.  Maturing advances will likely be replaced with borrowings with terms between 36 and 60 months.

The Bank has access to and utilizes other sources for liquidity, such as secondary market repurchase agreements, brokered deposits, and public unit deposits.  The Bank’s policy limits total borrowings to 55% of total assets.  At December 31, 2011, the Bank had repurchase agreements of $365.0 million, none of which are scheduled to mature in the next 12 months.   The Bank may enter into additional repurchase agreements as management deems appropriate, not to exceed 15% of total assets.  The Bank has pledged securities with an estimated fair value of $429.3 million as collateral for repurchase agreements at December 31, 2011.  The securities pledged for the repurchase agreements will be delivered back to the Bank when the repurchase agreements mature.

As of December 31, 2011, the Bank’s policy allows for brokered deposits up to 10% of total deposits and public unit deposits up to 5% of total deposits.  At December 31, 2011, the Bank had brokered deposits of $83.7 million, or approximately 2% of total deposits and public unit deposits of $126.2 million, or approximately 3% of total deposits.  Management continuously monitors the wholesale deposit market for opportunities to obtain brokered and public unit deposits at attractive rates.  The Bank has pledged securities with an estimated fair value of $133.7 million as collateral for public unit deposits.  The securities pledged as collateral for public unit deposits are held under joint custody receipt by the FHLB and generally will be released upon deposit maturity.

At December 31, 2011, $1.26 billion of the $2.58 billion in certificates of deposit were scheduled to mature within one year.  Included in the $1.26 billion are $102.6 million in public unit deposits scheduled to mature within the same time period.  Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products at the prevailing rate, although no assurance can be given in this regard.

As of December 31, 2011, the Bank had entered into $10.0 million of agreements with a third party in connection with the remodeling of the Bank’s home office.  As of December 31, 2011, $1.1 million of those agreements were outstanding.  The existing home office building was constructed in 1961 and has been fully depreciated since 1997.  The project scope includes replacement of all mechanical and electrical systems, interior finishes, and exterior building components.  The completed project will result in a more energy efficient building which is expected to lower our utility and maintenance expenses.  There will be additional agreements and expenses related to the project through fiscal year 2013, which is when the project is expected to be completed.  Costs related to the project will be capitalized and depreciated according to the estimated useful life of the assets as they are placed in service.

Limitations on Dividends and Other Capital Distributions

Although savings and loan holding companies are not currently subject to regulatory capital requirements or specific restrictions on the payment of dividends or other capital distributions, the OCC does prescribe such restrictions on subsidiary savings associations. The OCC regulations impose restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.  In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OCC and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Generally under OCC and FRB regulations, savings institutions, such as the Bank, may make capital distributions during any calendar year equal to earnings of the previous two calendar years and current year-to-date earnings.  It is generally required under OCC and FRB regulations that the Bank remain well-capitalized before and after the proposed distribution.  However, an institution deemed to be in need of more than normal supervision by the OCC and FRB may have its dividend authority restricted by the OCC and FRB.  Savings institutions proposing to make any capital distribution within these limits must submit written notice to the OCC and FRB 30 days prior to such distribution.  The OCC and FRB may object to the distribution during that 30-day period based on safety and soundness concerns.  Savings institutions that desire to make a larger capital distribution, or are under special restrictions, or are not, or would not be, well-capitalized following a proposed capital distribution, however, must obtain OCC and FRB approval prior to making such distribution.

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company.  So long as the Bank continues to remain “well-capitalized” after each capital distribution, operate in a safe and sound manner, provide the OCC and FRB with updated capital levels, non-performing asset balances and ACL information as requested, and comply with the interest rate risk management guidelines of the OCC and FRB, it is management’s belief that the OCC and FRB will continue to allow the Bank to distribute its net income to the Company, although no assurance can be given in this regard.

In connection with the corporate reorganization, a “liquidation account” was established for the benefit of certain depositors of the Bank in an amount equal to Capitol Federal Savings Bank MHC’s ownership interest in the retained earnings of Capitol Federal Financial as of June 30, 2010.  Under applicable federal banking regulations, neither the Company nor the Bank is permitted to pay dividends of its capital stock to its stockholders if stockholders’ equity would be reduced below the amount of the liquidation account at that time.

The Company paid cash dividends of $28.3 million during the quarter ended December 31, 2011.  The $28.3 million of dividend payments consisted of a quarterly dividend of $12.1 million and a special dividend of $16.2 million related to fiscal year 2011 earnings, per the Company’s dividend policy.  On January 24, 2012, the Company declared a quarterly cash dividend of $0.075 per share, which will equate to approximately $12.1 million, payable February 17, 2012.  Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, the Bank’s regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company.

At December 31, 2011, Capitol Federal Financial, Inc., at the holding company level, had $195.9 million on deposit with the Bank and $271.8 million in investment securities with a WAL of 0.46 years.  As of December 31, 2011, $90.1 million of these securities will mature within 90 days.

On December 21, 2011, the Company announced that the Board of Directors approved the repurchase of up to $193.0 million of the Company’s common stock.  There were no stock repurchases during the current quarter.  This plan has no expiration date. See additional discussion regarding loan activity in “Financial Condition – Stockholders’ Equity.”

Off Balance Sheet Arrangements, Commitments and Contractual Obligations

The Company, in the normal course of business, makes commitments to buy or sell assets or to incur or fund liabilities.  Commitments may include, but are not limited to:

•	the origination, purchase, or sale of loans,
•	the purchase or sale of investment securities and MBS,
•	extensions of credit on home equity loans and construction loans,
•	terms and conditions of operating leases, and
•	funding withdrawals of deposit accounts at maturity.

The following table summarizes our contractual obligations and other material commitments as of December 31, 2011.
	Maturity Range
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
	(Dollars in thousands)

Operating leases	$13,181	$1,274	$2,288	$1,849	$7,770

Certificates of deposit	$2,583,557	$1,264,476	$934,820	$381,503	$2,758
Weighted average rate	1.71%	1.38%	1.92%	2.33%	2.59%

FHLB advances	$2,550,000	$350,000	$1,125,000	$475,000	$600,000
Weighted average rate	3.10%	3.10%	2.90%	3.67%	3.01%

Repurchase agreements	$365,000	$--	$245,000	$20,000	$100,000
Weighted average rate	3.83%	--%	3.97%	4.45%	3.35%

Commitments to originate and
purchase loans	$144,182	$144,182	$--	$--	$--
Weighted average rate	3.81%	3.81%	--%	--%	--%

Commitments to fund unused home
equity lines of credit and
commercial commitments	$265,092	$265,092	$--	$--	$--
Weighted average rate	4.53%	4.53%	--%	--%	--%

Unadvanced portion of
construction loans	$33,239	$33,239	$--	$--	$--
Weighted average rate	4.37%	4.37%	--%	--%	--%

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

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status in accordance with regulatory standards.  As of December 31, 2011, the Bank exceeded all regulatory capital requirements.  The following table presents the Bank’s regulatory capital ratios at December 31, 2011 based upon regulatory guidelines.

		Regulatory
		Requirement
	Bank	For “Well-
	Ratios	Capitalized” Status
Tangible equity	15.0%	N/A
Tier 1 (core) capital	15.0%	5.0%
Tier 1 (core) risk-based capital	37.7%	6.0%
Total risk-based capital	38.1%	10.0%

A reconciliation of the Bank’s equity under GAAP to regulatory capital amounts as of December 31, 2011 is as follows (dollars in thousands):

Total Bank equity as reported under GAAP	$1,398,724
Unrealized gains on AFS securities	(26,145)
Other	(228)
Total tangible and core capital	1,372,351
ACL (1)	12,107
Total risk-based capital	$1,384,458

(1) This amount represents the valuation allowances calculated using the formula analysis.  SVAs are netted against the related loan balance on the Thrift Financial Report and are therefore not included in this amount.

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

For a complete discussion of the Bank’s asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Bank’s portfolios, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk” in the Company’s Annual Report to Stockholders for the year ended September 30, 2011, attached as Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.  The analysis presented in the tables below reflects the level of market risk at the Bank and does not include the assets at the Company, at the holding company level.  Assets at the holding company are not managed in accordance with the interest rate risk objectives of the Bank.  A general discussion of the impact of the holding company assets is included for each table.

The rates of interest the Bank earns on assets and pays on liabilities generally are established contractually for a period of time.  Fluctuations in interest rates have a significant impact not only upon our net income, but also upon the cash flows and market values of our assets and liabilities.  Our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities.  Risk associated with changes in interest rates on the earnings of the Bank and the market value of its financial assets and liabilities is known as interest rate risk.  Interest rate risk is our most significant market risk and our ability to adapt to changes in interest rates is known as interest rate risk management.

The general objective of our interest rate risk management program is to determine and manage an appropriate level of interest rate risk while maximizing net interest income in a manner consistent with our policy to reduce, to the extent possible, the exposure of net interest income to changes in market interest rates.  The Asset and Liability Committee (“ALCO”) regularly reviews the interest rate risk exposure of the Bank by forecasting the impact of hypothetical, alternative interest rate environments on net interest income and the market value of portfolio equity (“MVPE”) at various dates.  The MVPE is defined as the net of the present value of cash flows from existing assets, liabilities and off-balance sheet instruments.  The present values are determined based upon market conditions as of the date of the analysis as well as in alternative interest rate environments providing potential changes in the MVPE under those alternative interest rate environments.  Net interest income is projected in the same alternative interest rate environments, both with a static balance sheet and with management strategies considered.  The MVPE and net interest income analyses are also conducted to estimate our sensitivity to rates for future time horizons based upon market conditions as of the date of the analysis.  In addition to the interest rate environments presented below, management also reviews the impact of non-parallel rate shock scenarios on a quarterly basis.  These scenarios consist of flattening and steepening the yield curve by changing short-term and long-term interest rates independent of each other, and simulating cash flows and valuations as a result of these hypothetical changes in rates.  This analysis helps management quantify the Bank’s exposure to changes in the shape of the yield curve.

For each period presented in the following table, the estimated percentage change in the Bank’s net interest income based on the indicated instantaneous, parallel and permanent change in interest rates is presented.  The percentage change in each interest rate environment represents the difference between estimated net interest income in the 0 basis point interest rate environment (“base case”, assumes the forward market and product interest rates implied by the yield curve are realized) and estimated net interest income in each alternative interest rate environment (assumes market and product interest rates have a parallel shift in rates across all maturities by the indicated change in rates).  Estimations of net interest income used in preparing the table below are based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change materially and that any repricing of assets or liabilities occurs at anticipated product and market rates for the alternative rate environments as of the dates presented.  The estimation of net interest income does not include any projected gain or loss related to the sale of loans or securities, or income derived from non-interest income sources, but does include the use of different prepayment assumptions in the alternative interest rate environments.  It is important to consider that the estimated changes in net interest income are for a cumulative four-quarter period.  These do not reflect the earnings expectations of management.

Change	Percentage Change in Net Interest Income
(in Basis Points)	At
in Interest Rates (1)	December 31, 2011	September 30, 2011
-100 bp	N/A	N/A
000 bp	--	--
+100 bp	3.28%	4.46%
+200 bp	2.38%	3.75%
+300 bp	-0.29%	-0.33%

(1)	Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

At December 31, 2011, the percentage change in the net interest income projections were slightly less sensitive to changes in interest rates than at September 30, 2011 in all interest rate environments.  With interest rates remaining relatively flat between quarter ends, the change in the sensitivity of the net interest income was primarily caused by changes in the balance sheet composition.  First, assets expected to reprice decreased primarily due to calls in the callable agency debenture portfolio.  The cash flows from these calls were reinvested into new securities with expected repricing dates beyond the one year horizon of these net income projections.  In addition, the balance of the money market portfolio increased during the current quarter.  The cost of the money market portfolio is more sensitive to changes in interest rates, thus diminishing net interest income as interest rates rise.

The securities held at the holding company are short-term bullet agency debentures.  The inclusion of these securities in the net interest income projection at December 31, 2011 would have resulted in a more positive impact in the rising interest rate environments due to the short-term nature of the securities.  In addition, the cash flows from these securities do not change as interest rates rise.  As a result, these securities would provide cash flows that could be reinvested at the higher interest rates.

The following table sets forth the estimated percentage change in the MVPE at each period end presented based on the indicated instantaneous, parallel and permanent change in interest rates.  The percentage change in each interest rate environment represents the difference between the MVPE in the base case and the MVPE in each alternative interest rate environment.  The estimations of the MVPE used in preparing the table below are based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change, that any repricing of assets or liabilities occurs at current product or market rates for the alternative rate environments as of the dates presented, and that different prepayment rates are used in each alternative interest rate environment.  The estimated MVPE results from the valuation of cash flows from financial assets and liabilities over the anticipated lives of each for each interest rate environment.  The table below presents the effects of the changes in interest rates on our assets and liabilities as they mature, repay or reprice, as shown by the change in the MVPE for alternative interest rates.

Change	Percentage Change in MVPE
(in Basis Points)	At
in Interest Rates (1)	December 31, 2011	September 30, 2011
-100 bp	N/A	N/A
000 bp	--	--
+100 bp	0.28%	0.61%
+200 bp	-6.30%	-5.69%
+300 bp	-15.75%	-14.91%
(1)	Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

Changes in the estimated market values of our financial assets and liabilities drive changes in estimates of the MVPE.  Shorter term-to-maturity financial instruments are less sensitive to changes in interest rates than are longer term-to-maturity financial instruments.  Because of this, our certificates of deposit (which have relatively short average lives) tend to display less sensitivity to changes in interest rates than do our mortgage-related assets (which have relatively long average lives).  The average life expected on our mortgage-related assets varies under different interest rate environments because borrowers have the ability to prepay their mortgage loans.

The sensitivity of the MVPE to changes in interest rates remained relatively flat from September 30, 2011 to December 31, 2011.  This was due to interest rates remaining relatively flat between quarter ends.  The slight change in the sensitivity of the MVPE at December 31, 2011 as compared to September 30, 2011 was primarily caused by the repricing of existing mortgage loans to lower interest rates as a result of refinance and endorsement activity.  Mortgage loans with lower coupons have a longer expected life and thus have prices that are more sensitive to changes in interest rates.

The inclusion of the holding company securities in the MVPE analysis would result in a lower level of sensitivity to the rising interest rate environments at December 31, 2011 due to their short-term nature, which would reduce the overall WAL of assets.  This would cause the market value of total assets to be less sensitive to changes in interest rates, thereby reducing the sensitivity of the MVPE at December 31, 2011.

The ability to maximize net interest income is dependent largely upon the attainment of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates.  The asset and liability repricing gap is a measure of the difference between the amount of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time.  The difference provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates.  A gap is considered positive when the amount of interest-earning assets exceeds the amount of interest-bearing liabilities maturing or repricing during the same period.  A gap is considered negative when the amount of interest-bearing liabilities exceeds the amount of interest-earning assets maturing or repricing during the same period.  Generally, during a period of rising interest rates, a negative gap within shorter repricing periods adversely affects net interest income, while a positive gap within shorter repricing periods results in an increase in net interest income.  During a period of falling interest rates, the opposite would generally be true.

The following gap table summarizes the anticipated maturities or repricing of the Bank’s interest-earning assets and interest-bearing liabilities as of December 31, 2011, based on the information and assumptions set forth in the notes below.  Cash flow projections for mortgage loans and MBS are calculated based on current interest rates.  Prepayment projections are subjective in nature, involve uncertainties and assumptions and, therefore, cannot be determined with a high degree of accuracy.  Although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates.  Assumptions may not reflect how actual yields and costs respond to market changes.  The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates.  Certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the gap table.  For additional information regarding the impact of changes in interest rates, see the Percentage Change in Net Interest Income and Percentage Change in MVPE discussion and tables within this section.

Gap Table.  The gap table summarizes the anticipated maturities or repricing of the Bank’s interest-earning assets and interest-bearing liabilities as of December 31, 2011, based on the information and assumptions set forth in the notes below.
	Within	Three to	More Than	More Than
	Three	Twelve	One Year to	Three Years	Over
	Months	Months	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable: (1)
Mortgage loans:
Fixed-rate	$318,806	$1,107,382	$1,451,367	$514,302	$834,321	$4,226,178
Adjustable-rate	52,414	512,207	216,417	58,403	12,995	852,436
Other loans	126,349	15,868	15,085	4,601	4,821	166,724
Investment securities (2)	237,312	220,225	128,059	431,355	3,469	1,020,420
MBS (3)	243,502	818,517	772,001	276,546	255,305	2,365,871
Other interest-earning assets	140,054	--	--	--	--	140,054
Total interest-earning assets	1,118,437	2,674,199	2,582,929	1,285,207	1,110,911	8,771,683
Interest-bearing liabilities:
Deposits:
Checking (4)	80,315	41,913	94,472	72,968	285,186	574,854
Savings (4)	86,666	11,033	25,438	19,730	109,356	252,223
Money market (4)	56,757	172,995	360,174	182,517	514,005	1,286,448
Certificates	432,310	841,521	926,821	380,692	2,213	2,583,557
Borrowings (5)	150,000	200,000	1,375,499	495,000	747,260	2,967,759
Total interest-bearing liabilities	806,048	1,267,462	2,782,404	1,150,907	1,658,020	7,664,841

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$312,389	$1,406,737	$(199,475)	$134,300	$(547,109)	$1,106,842
Cumulative excess of interest-earning
assets over interest-bearing liabilities	$312,389	$1,719,126	$1,519,651	$1,653,951	$1,106,842

Cumulative excess of interest-earning
assets over interest-bearing liabilities as a
percent of total Bank assets at
December 31, 2011	3.41%	18.79%	16.61%	18.08%	12.10%
September 30, 2011	0.84	18.60	18.18	18.21	12.51

(1)
ARM loans are included in the period in which the rate is next scheduled to adjust or in the period in which repayments are expected to occur, or prepayments are expected to be received, prior to their next rate adjustment, rather than in the period in which the loans are due.  Fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization and prepayment assumptions.  Balances have been reduced for non-performing loans, which totaled $28.4 million at December 31, 2011.

(2)	Based on contractual maturities, terms to call date or pre-refunding dates as of December 31, 2011, and excludes the unrealized gain adjustment of $2.2 million on AFS investment securities.

(3)	Reflects estimated prepayments of MBS in our portfolio, and excludes the unrealized gain adjustment of $39.8 million on AFS MBS.

(4)
Although the Bank’s checking, savings and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities.  The decay rates (the assumed rate at which the balance of existing accounts would decline) used on these accounts are based on assumptions developed from our actual experience with these accounts.  If all of the Bank’s checking, savings and money market accounts had been assumed to be subject to repricing within one year, interest-earning assets which were estimated to mature or reprice within one year would have exceeded interest-bearing liabilities with comparable characteristics by $55.3 million, for a cumulative one-year gap of 0.60% of total assets.

(5)	Borrowings exclude $19.1 million of deferred prepayment penalty costs and $412 thousand of deferred gain on the terminated interest rate swap agreements.

The increase in the one-year gap to 18.79% at December 31, 2011 from 18.60% at September 30, 2011 was due primarily to a decrease in the amount of borrowings expected to reprice during the next 12 months and to a reduction in the amount of callable agency debentures expected to be called during the next 12 months.  The amount of borrowings expected to reprice in the next 12 months is lower at December 31, 2011 than at September 30, 2011 due to $250.0 million of borrowings that were renewed into longer term borrowings during the current quarter.  Expected cash flows in the next 12 months related to agency debenture securities were lower at December 31, 2011 than at September 30, 2011 due to cash flows from calls during the current quarter being reinvested into securities that are not expected to reprice during the next 12 months.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Act”) as of December 31, 2011.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2011, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) identified in connection with the evaluation required by Rule 13a-15(d) of the Act that occurred during the Company’s quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II -   OTHER INFORMATION

Item 1.  Legal Proceedings
We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Item 1A.  Risk Factors
There have been no material changes to our risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.  For a summary of risk factors relevant to our operations, see Part I, Item 1A in our 2011 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
See “Liquidity and Capital Resources - Capital” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the OCC restrictions on dividends from the Bank to the Company.

On December 21, 2011, the Company announced that the Board of Directors approved the repurchase of up to $193.0 million of the Company’s common stock.  There were no stock repurchases during the three months ended December 31, 2011.  This plan has no expiration date.

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

CAPITOL FEDERAL FINANCIAL, INC.

Date:  February 6, 2012                                                                                                         By: /s/ John B. Dicus
                                                                                                                       John B. Dicus, Chairman, President and
                                                                                                                        Chief Executive Officer

Date:  February 6, 2012                                                                            By: /s/ Kent G. Townsend
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
Capitol Federal Financial, Inc.’s Stock Ownership Plan, as amended, filed on May 10, 2011 as Exhibit 10.1(ii) to the March 31, 2011 Form 10-Q for Capitol Federal Financial, Inc. and incorporated herein by reference

10.1(iii)
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

10.5	Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference
10.6	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4,
2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference
10.7	Form of Restricted Stock Agreement under the RRP filed on February 4, 2005 as Exhibit 10.7 to the
December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference
10.8	Description of Named Executive Officer Salary and Bonus Arrangements filed on November 29,
2011 as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K and incorporated herein by reference
10.9	Description of Director Fee Arrangements filed on February 9, 2011 as Exhibit 10.9 to the
December 31, 2010 Form 10-Q and incorporated herein by reference
10.10	Short-term Performance Plan filed on August 4, 2011 as Exhibit 10.10 to the June 30, 2011
Form 10-Q and incorporated herein by reference
10.11	Capitol Federal Financial, Inc. 2012 Equity Incentive Plan (the “Equity Incentive Plan”) filed on December 22, 2011 as Appendix A to Capitol Federal Financial, Inc.’s Proxy Statement
(File No. 001-34814) and incorporated herein by reference
10.12	Form of Incentive Stock Option Agreement under the Equity Incentive Plan
10.13	Form of Non-Qualified Stock Option Agreement under the Equity Incentive Plan
10.14	Form of Stock Appreciation Right Agreement under the Equity Incentive Plan
10.15	Form of Restricted Stock Agreement under the Equity Incentive Plan
11	Statement re: computation of earnings per share*
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer, and Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer

101
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed with the SEC on February 6, 2012, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at December 31, 2011 and September 30, 2011, (ii) Consolidated Statements of Operations for the three months ended December 31, 2011 and 2010, (iii) Consolidated Statement of Stockholders’ Equity for the three months ended December 31, 2011, (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2011 and 2010, and (v) Notes to the Unaudited Consolidated Financial Statements **

*No statement is provided because the computation of per share earnings can be clearly determined from the Financial Statements included in this report.
**Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.