Form 10-Q
period 2012-03-31
Capitol Federal Financial Inc
filed 2012-05-07
CIK 1490906

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

Form 10-Q

(Mark One)

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

                                                                                                or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑

As of April 30, 2012, there were 164,000,593 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	March 31,	September 30,
	2012	2011
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $127,154 and $105,292)	$143,707	$121,070
Securities:
Available-for-sale (“AFS”) at estimated fair value (amortized cost of $1,675,479 and $1,443,529)	1,715,445	1,486,439
Held-to-maturity (“HTM”) at amortized cost (estimated fair value of $2,227,621 and $2,434,392)	2,165,036	2,370,117
Loans receivable, net (of allowance for credit losses (“ACL”) of $12,559 and $15,465)	5,224,178	5,149,734
Bank-owned life insurance (“BOLI”)	57,333	56,534
Capital stock of Federal Home Loan Bank (“FHLB”), at cost	130,614	126,877
Accrued interest receivable	27,424	29,316
Premises and equipment, net	51,746	48,423
Real estate owned (“REO”), net	11,799	11,321
Other assets	45,862	50,968
TOTAL ASSETS	$9,573,144	$9,450,799

LIABILITIES:
Deposits	$4,657,010	$4,495,173
Advances from FHLB, net	2,525,535	2,379,462
Other borrowings	365,000	515,000
Advance payments by borrowers for taxes and insurance	49,643	55,138
Income taxes payable	1,881	2,289
Deferred income tax liabilities, net	22,259	20,447
Accounts payable and accrued expenses	39,344	43,761
Total liabilities	7,660,672	7,511,270

STOCKHOLDERS’ EQUITY:
Preferred stock ($0.01 par value) 100,000,000 shares authorized; none issued	--	--
Common stock ($0.01 par value) 1,400,000,000 shares authorized;
165,299,033 and 167,498,133 shares issued and outstanding
as of March 31, 2012 and September 30, 2011, respectively	1,653	1,675
Additional paid-in capital	1,376,093	1,392,691
Unearned compensation, Employee Stock Ownership Plan (“ESOP”)	(49,061)	(50,547)
Unearned compensation, Recognition and Retention Plan (“RRP”)	(81)	(124)
Retained earnings	559,014	569,127
Accumulated other comprehensive income (“AOCI”), net of tax	24,854	26,707
Total stockholders' equity	1,912,472	1,939,529
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,573,144	$9,450,799

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
INTEREST AND DIVIDEND INCOME:
Loans receivable	$59,785	$61,554	$120,460	$127,497
Mortgage-backed securities (“MBS”)	18,169	17,320	36,542	32,760
Investment securities	4,115	4,743	8,752	9,518
Capital stock of FHLB	1,111	883	2,202	1,785
Cash and cash equivalents	94	441	145	628
Total interest and dividend income	83,274	84,941	168,101	172,188

INTEREST EXPENSE:
FHLB advances	20,443	21,968	42,782	45,099
Deposits	11,835	16,069	24,622	33,450
Other borrowings	3,530	6,348	7,857	13,078
Total interest expense	35,808	44,385	75,261	91,627

NET INTEREST INCOME	47,466	40,556	92,840	80,561

PROVISION FOR CREDIT LOSSES	1,500	520	2,040	1,170
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	45,966	40,036	90,800	79,391

OTHER INCOME:
Retail fees and charges	3,854	3,561	8,018	7,504
Insurance commissions	774	888	1,343	1,706
Loan fees	560	621	1,135	1,276
Income from BOLI	387	504	799	836
Other income, net	597	570	1,029	1,139
Total other income	6,172	6,144	12,324	12,461

OTHER EXPENSES:
Salaries and employee benefits	10,586	11,067	21,173	21,058
Communications, information technology, and occupancy	3,925	3,977	7,834	7,853
Regulatory and outside services	1,113	1,139	2,548	2,328
Deposit and loan transaction costs	1,245	1,274	2,505	2,626
Federal insurance premium	1,084	1,128	2,176	2,986
Advertising and promotional	841	693	1,751	1,524
Contribution to Capitol Federal Foundation (“Foundation”)	--	--	--	40,000
Other expenses, net	3,175	3,577	6,049	7,818
Total other expenses	21,969	22,855	44,036	86,193
INCOME BEFORE INCOME TAX EXPENSE	30,169	23,325	59,088	5,659
INCOME TAX EXPENSE	10,854	7,689	20,984	1,281
NET INCOME	$19,315	$15,636	$38,104	$4,378

(Continued)

Basic earnings per common share	$0.12	$0.10	$0.24	$0.03
Diluted earnings per common share	$0.12	$0.10	$0.24	$0.03
Dividends declared per public share	$0.08	$0.68	$0.25	$1.48

Basic weighted average common shares	161,721,616	161,499,795	161,822,674	163,542,495
Diluted weighted average common shares	161,727,618	161,507,374	161,829,691	163,550,750

(Concluded)

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

		Additional	Unearned				Total
	Common	Paid-In	Compensation -		Retained	AOCI	Stockholders'
	Stock	Capital	ESOP	RRP	Earnings	(Loss)	Equity

Balance at October 1, 2011	$1,675	$1,392,691	$(50,547)	$(124)	$569,127	$26,707	$1,939,529
Comprehensive income:
Net income					38,104		38,104
Changes in unrealized gain/losses on
securities AFS, net of deferred
income taxes of $1,091						(1,853)	(1,853)
Total comprehensive income							36,251

ESOP activity, net		1,665	1,486				3,151
RRP activity, net		(6)					(6)
Stock based compensation - stock options and RRP		40		43			83
Repurchase of common stock	(22)	(18,297)			(7,734)		(26,053)
Dividends on common stock to
stockholders ($0.25 per share)					(40,483)		(40,483)
Balance at March 31, 2012	$1,653	$1,376,093	$(49,061)	$(81)	$559,014	$24,854	$1,912,472

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Six Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,104	$4,378
Adjustments to reconcile net income to net cash provided by
operating activities:
FHLB stock dividends	(2,202)	(1,785)
Provision for credit losses	2,040	1,170
Originations of loans receivable held-for-sale (“LHFS”)	(2,491)	(8,106)
Proceeds from sales of LHFS	3,207	9,597
Amortization and accretion of premiums and discounts on securities	4,279	3,375
Depreciation and amortization of premises and equipment	2,400	2,218
Amortization of deferred amounts related to FHLB advances, net	4,010	3,492
Common stock committed to be released for allocation - ESOP	3,151	2,902
Stock based compensation - stock options and RRP	83	134
Changes in:
Prepaid federal insurance premium	1,921	2,743
Accrued interest receivable	1,892	(558)
Other assets, net	1,934	2,478
Income taxes payable/receivable	2,489	(7,458)
Accounts payable and accrued expenses	(10,094)	(8,245)
Net cash provided by operating activities	50,723	6,335

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(563,330)	(405,815)
Purchase of HTM securities	(516,374)	(1,658,451)
Proceeds from calls, maturities and principal reductions of AFS securities	329,721	206,371
Proceeds from calls, maturities and principal reductions of HTM securities	718,835	582,910
Proceeds from the redemption of capital stock of FHLB	2,117	--
Purchases of capital stock of FHLB	(3,652)	--
Net (increase) decrease in loans receivable	(81,808)	62,530
Purchases of premises and equipment	(4,348)	(4,011)
Proceeds from sales of REO	4,583	5,774
Net cash used in investing activities	(114,256)	(1,210,692)

(Continued)

	For the Six Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(40,483)	(125,899)
Deposits, net of withdrawals	161,837	342,569
Deferred FHLB prepayment penalty	(7,937)	--
Proceeds from borrowings	600,100	300,000
Repayments of borrowings	(600,100)	(325,000)
Change in advance payments by borrowers for taxes and insurance	(5,495)	(6,941)
Repurchase of common stock	(21,752)	--
Net proceeds from common stock offering	--	1,076,412
Excess tax benefits from stock options	--	1
Net cash provided by financing activities	86,170	1,261,142

NET INCREASE IN CASH AND CASH EQUIVALENTS	22,637	56,785
CASH AND CASH EQUIVALENTS:
Beginning of period	121,070	65,217
End of period	$143,707	$122,002

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$18,560	$8,738
Interest payments	$72,177	$88,477

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
INVESTING AND FINANCING ACTIVITIES:

Note received from ESOP in exchange for common stock	$--	$47,260

Customer deposit holds related to common stock offering	$--	$17,690

Loans transferred to REO	$5,865	$8,355

(Concluded)

See accompanying notes to consolidated financial statements.

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

For borrowers experiencing financial difficulties, the Bank may grant a concession to the borrower.  Generally, the Bank grants a short-term payment accommodation to borrowers who are experiencing a temporary cash flow problem.  The most frequently used accommodation is to reduce the monthly payment amount for a period of six to 12 months, often by requiring payments of only interest and escrow during this period. These restructurings result in an extension of the maturity date of the loan. For more severe situations requiring long-term solutions, the Bank also offers interest rate reductions to currently-offered rates and more lengthy extensions of the maturity date.  All such concessions are considered a troubled debt restructuring (“TDR”).  The Bank does not forgive principal or interest nor does it commit to lend additional funds to debtors whose terms have been modified in TDRs.  Restructured loans are reported as nonaccrual if the loan was nonaccrual at the time of restructuring or if the borrower(s) did not receive a credit evaluation prior to the restructuring, and have not made six consecutive monthly payments per the restructured loan terms.

A loan is considered delinquent when payment has not been received within 30 days of its contractual due date.  The accrual of income on loans is discontinued when interest or principal payments are 90 days in arrears or, until a nonaccrual TDR has made six consecutive monthly payments per the restructured loan terms.  Loans on which the accrual of income has been discontinued are designated as nonaccrual and outstanding interest previously credited beyond 90 days delinquent is reversed.  A nonaccrual loan is returned to accrual status once the contractual payments have been made to bring the loan less than 90 days past due or in the case of a TDR, the borrower has made six consecutive payments under the restructured terms.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Interest income on impaired loans is recognized in the period collected unless the ultimate collection of principal is considered doubtful.  Management considers the following loans to be impaired loans: all nonaccrual loans, loans classified as substandard, loans with charge-offs and TDRs that have not yet been performing under the new terms for 12 consecutive months or are required by the accounting literature to be classified as a TDR for the life of the loan due to a reduction in the stated interest rate to a rate lower than the current market rate for new debt with similar risk.

Allowance for Credit Losses - The ACL represents management’s best estimate of the amount of inherent losses in the loan portfolio as of the balance sheet date.  Management’s methodology for assessing the appropriateness of the ACL consists of a formula analysis model, along with analyzing several other factors.  Management maintains the ACL through provisions for credit losses that are charged to income.

For one- to four-family secured loans, losses are charged-off when the loan is generally 180 days delinquent.  Losses are based on new collateral values obtained through broker price opinions (“BPOs”) or appraisals, less estimated costs to sell.  Anticipated private mortgage insurance (“PMI”) proceeds are taken into consideration when calculating the loss amount. An updated fair value is requested, at a minimum, every 12 months thereafter.  If the Bank holds the first and second mortgage, both loans are combined when evaluating whether there is a potential loss on the loan.  However, charge-offs for real estate-secured loans may also occur at any time if the Bank has knowledge of the existence of a potential loss.  For all other real estate loans that are not secured by one- to four-family property, losses are charged-off when the collection of such amounts is unlikely.  When a non-real estate secured loan is 120 days delinquent, any identified losses are charged-off.

The Bank’s primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties, resulting in a loan concentration in residential mortgage loans.  The Bank has a concentration of loans secured by residential property located in Kansas and Missouri.  Based on the composition of the Bank’s loan portfolio, the primary risks inherent in the one- to four-family and consumer loan portfolios are the continued weakened economic conditions, continued high levels of unemployment or underemployment, and a continuing decline in residential real estate values.  Any one or a combination of these events may adversely affect borrowers’ ability to repay their loans, resulting in increased delinquencies, non-performing assets, loan losses, and future loan loss provisions.  Although the multi-family and commercial loan portfolio is subject to the same risk of continued weakened economic conditions, the primary risks for this portfolio include the ability of the borrower to sustain sufficient cash flows from leases and to control expenses to satisfy their contractual debt payments, and/or the ability to utilize personal and/or business resources to pay their contractual debt payments if the cash flows are not sufficient.  Additionally, if the Bank were to repossess the secured collateral of a multi-family or commercial loan, the pool of potential buyers is limited more than that for a residential property.  Therefore, the Bank could hold the property for an extended period of time and/or potentially be forced to sell at a discounted price, resulting in additional losses.

Each quarter, an analysis (“formula analysis”) is prepared which segregates the loan portfolio into categories based on certain risk characteristics. The categories include the following: one- to four-family loans; multi-family and commercial loans; consumer home equity loans; and other consumer loans.  Home equity loans with the same underlying collateral as a one- to four-family loan are combined with the one- to four-family loan in the formula analysis model to calculate a combined loan-to-value (“LTV”) ratio.  Loans individually evaluated for loss are excluded from the formula analysis model.  The one- to four-family loan portfolio and related home equity loans are segregated into additional categories based on the following risk characteristics:  originated or bulk purchased; interest payments (fixed-rate, adjustable-rate, and interest-only); LTV ratios; borrower’s credit scores; and geographic location.  The categories were derived by management based on reviewing the historical performance of the one- to four-family loan portfolio and taking into consideration current economic conditions, such as trends in residential real estate values in certain areas of the U.S. and unemployment rates.  The geographic location category pertains primarily to certain states in which the Bank has experienced measurable loan losses.

Quantitative loss factors are applied to each loan category in the formula analysis model based on the historical loss experience for each respective loan category.  Each quarter, management reviews the historical loss time periods and utilizes the historical loss time periods believed to be the most reflective of the current economic conditions and recent charge-off experience for each respective loan category.

Qualitative loss factors are applied to each loan category in the formula analysis model.  The qualitative factors for the one- to four-family and consumer loan portfolios are:  unemployment rate trends; collateral value trends; credit score trends; and delinquent loan trends.  The qualitative factors for the multi-family and commercial loan portfolio are:  unemployment rate trends; collateral value trends; and delinquent loan trends.  As loans are classified as special mention or become delinquent, the qualitative loss factors increase.  The qualitative factors were derived by management based on a review of the historical performance of the respective loan portfolios and consideration of current economic conditions and their likely impact to the loan portfolio.

Management utilizes the formula analysis, along with analyzing several other factors, when evaluating the adequacy of the ACL.  Such factors include the trend and composition of delinquent loans, results of foreclosed property and short sale transactions, the current status and trends of local and national economies, particularly levels of unemployment, trends and current conditions in the real estate and housing markets, and loan portfolio growth and concentrations. Since the Bank’s loan portfolio is primarily concentrated in one- to four-family real estate, management monitors residential real estate market value trends in the Bank’s local market areas and geographic sections of the U.S. by reference to various industry and market reports, economic releases and surveys, and management’s general and specific knowledge of the real estate markets in which the Bank lends, in order to determine what impact, if any, such trends may have on the level of ACL.   Reviewing these factors assists management in evaluating the overall credit quality of the loan portfolio and the reasonableness of the ACL on an ongoing basis, and whether changes need to be made to the Bank’s ACL methodology.  Management seeks to apply the ACL methodology in a consistent manner; however, the methodology can be modified in response to changing conditions.

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

Repurchase of Common Stock - Prior to the second-step stock offering in December 2010 (the “corporate reorganization”), common stock that was repurchased was classified as treasury stock and recorded at cost.  Effective with the corporate reorganization, the Company became a Maryland corporation which does not recognize treasury shares but considers common stock repurchases as the retirement of stock.

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

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Net income (1)	$19,315	$15,636	$38,104	$4,378

Average common shares outstanding	161,582,102	161,381,230	161,752,544	163,483,221
Average committed ESOP shares outstanding	139,514	118,565	70,130	59,274
Total basic average common shares outstanding	161,721,616	161,499,795	161,822,674	163,542,495

Effect of dilutive RRP shares	1,982	2,104	3,169	3,250
Effect of dilutive stock options	4,020	5,475	3,848	5,005

Total diluted average common shares outstanding	161,727,618	161,507,374	161,829,691	163,550,750

Net earnings per share:
Basic	$0.12	$0.10	$0.24	$0.03
Diluted	$0.12	$0.10	$0.24	$0.03

Antidilutive stock options and RRP shares, excluded
from the diluted average common shares
outstanding calculation	881,128	902,945	883,608	902,939

(1)    Net income available to participating securities (unvested RRP shares) was inconsequential for the three and six months ended March 31, 2012 and 2011.

3.   Securities

The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS and HTM securities at March 31, 2012 and September 30, 2011.  The majority of the MBS and investment portfolios are composed of securities issued by U.S. government-sponsored enterprises (“GSEs”).

		March 31, 2012
		Gross	Estimated	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$1,071,472	$2,922	$1,018	$1,073,376
Municipal bonds	2,444	113	--	2,557
Trust preferred securities	2,954	--	863	2,091
MBS	598,609	38,812	--	637,421
	1,675,479	41,847	1,881	1,715,445
HTM:
GSE debentures	124,936	861	--	125,797
Municipal bonds	50,977	2,015	--	52,992
MBS	1,989,123	61,837	2,128	2,048,832
	2,165,036	64,713	2,128	2,227,621
	$3,840,515	$106,560	$4,009	$3,943,066

		September 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$746,545	$1,996	$233	$748,308
Municipal bonds	2,628	126	--	2,754
Trust preferred securities	3,681	--	740	2,941
MBS	690,675	41,764	3	732,436
	1,443,529	43,886	976	1,486,439
HTM:
GSE debentures	633,483	3,171	--	636,654
Municipal bonds	56,994	2,190	4	59,180
MBS	1,679,640	59,071	153	1,738,558
	2,370,117	64,432	157	2,434,392
	$3,813,646	$108,318	$1,133	$3,920,831

The following tables summarize the estimated fair value and gross unrealized losses of those securities on which an unrealized loss at March 31, 2012 and September 30, 2011 was reported and the continuous unrealized loss position for at least 12 months or less than 12 months as of March 31, 2012 and September 30, 2011.

	March 31, 2012
	Less Than			Equal to or Greater
	12 Months			Than 12 Months
		Estimated	Unrealized		Estimated	Unrealized
	Count	Fair Value	Losses	Count	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	11	$258,683	$1,018	--	$--	$--
Trust preferred securities	--	--	--	1	2,091	863
MBS	--	--	--	--	--	--
	11	$258,683	$1,018	1	$2,091	$863

HTM:
GSE debentures	--	$--	$--	--	$--	$--
Municipal bonds	--	--	--	--	--	--
MBS	14	318,068	2,128	--	--	--
	14	$318,068	$2,128	--	$--	$--

	September 30, 2011
	Less Than			Equal to or Greater
	12 Months			Than 12 Months
		Estimated	Unrealized		Estimated	Unrealized
	Count	Fair Value	Losses	Count	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	7	$230,848	$233	--	$--	$--
Trust preferred securities	--	--	--	1	2,941	740
MBS	5	1,189	3	--	--	--
	12	$232,037	$236	1	$2,941	$740

HTM:
GSE debentures	--	$--	$--	--	$--	$--
Municipal bonds	2	615	4	--	--	--
MBS	1	25,142	153	--	--	--
	3	$25,757	$157	--	$--	$--

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

The unrealized losses at March 31, 2012 and September 30, 2011 are primarily a result of increases in market yields from the time of purchase.  In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase.  Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired.  Additionally, the impairment is also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities, nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity.

The amortized cost and estimated fair value of securities by remaining contractual maturity without consideration for call features or pre-refunding dates as of March 31, 2012 are shown below.  Actual maturities of MBS may differ from contractual maturities because borrowers have the right to prepay obligations, generally without penalties.  As of March 31, 2012, the amortized cost of the securities in our portfolio which are callable or have pre-refunding dates within one year totaled $715.0 million.  Maturities of MBS depend on the repayment characteristics and experience of the underlying financial instruments. Issuers of certain investment securities have the right to call and prepay obligations with or without prepayment penalties.

	AFS		HTM
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)

One year or less	$180,677	$180,993	$3,139	$3,164
One year through five years	868,556	870,266	156,110	158,292
Five years through ten years	166,141	177,920	428,868	445,260
Ten years and thereafter	460,105	486,266	1,576,919	1,620,905
	$1,675,479	$1,715,445	$2,165,036	$2,227,621

The following table presents the carrying value of the MBS in our portfolio by issuer as of the dates indicated.

	March 31, 2012	September 30, 2011
	(Dollars in thousands)
Federal National Mortgage Association (“FNMA”)	$1,519,902	$1,384,396
Federal Home Loan Mortgage Corporation (“FHLMC”)	910,520	823,728
Government National Mortgage Association	194,981	202,340
Private Issuer	1,141	1,612
	$2,626,544	$2,412,076

The following table presents the taxable and non-taxable components of interest income on investment securities for the time periods indicated.

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(Dollars in thousands)
Taxable	$3,688	$4,266	$7,885	$8,537
Non-taxable	427	477	867	981
	$4,115	$4,743	$8,752	$9,518

The following table summarizes the amortized cost and estimated fair value of securities pledged as collateral as of the dates indicated.

	March 31, 2012		September 30, 2011
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Repurchase agreements	$408,898	$430,453	$571,016	$597,286
Retail deposits	--	--	44,429	44,991
Public unit deposits	213,028	224,448	116,472	124,785
Federal Reserve Bank	56,873	59,062	26,666	27,939
	$678,799	$713,963	$758,583	$795,001

4.   Loans Receivable and Allowance for Credit Losses

Loans receivable, net at March 31, 2012 and September 30, 2011 is summarized as follows:

	March 31, 2012	September 30, 2011
	(Dollars in thousands)
Real estate loans:
One- to four-family	$5,010,076	$4,918,778
Multi-family and commercial	52,421	57,965
Construction	52,390	47,368
Total real estate loans	5,114,887	5,024,111

Consumer loans:
Home equity	153,345	164,541
Other	7,064	7,224
Total consumer loans	160,409	171,765

Total loans receivable	5,275,296	5,195,876

Less:
Undisbursed loan funds	29,425	22,531
ACL	12,559	15,465
Discounts/unearned loan fees	20,844	19,093
Premiums/deferred costs	(11,710)	(10,947)
	$5,224,178	$5,149,734

Lending Practices and Underwriting Standards - Originating and purchasing loans secured by one- to four-family residential properties is the Bank’s primary business, resulting in a loan concentration in residential first mortgage loans.  The Bank purchases one- to four-family loans, on a loan-by-loan basis, from a select group of correspondent lenders located throughout the central United States.  As a result of originating loans in our branches, along with the correspondent lenders in our local markets, the Bank has a concentration of loans secured by real property located in Kansas and Missouri.  Additionally, the Bank periodically purchases whole one- to four-family loans in bulk packages from nationwide and correspondent lenders.  The Bank also makes consumer loans, construction loans secured by residential or commercial properties, and real estate loans secured by multi-family dwellings.

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

The following table presents the recorded investment of loans, defined as the unpaid loan principal balance (net of unadvanced funds related to loans in process) inclusive of unearned loan fees and deferred costs, of the Company's loans 30 to 89 days delinquent, loans 90 or more days delinquent, total delinquent loans, total current loans, and the total loans receivable balance at March 31, 2012 and September 30, 2011 by class.  In the formula analysis model, delinquent loans not individually evaluated for impairment are assigned a higher loss factor than corresponding performing loans.  At March 31, 2012 and September 30, 2011, all loans in the 90 or more days delinquent category were on nonaccrual status.  In addition to loans 90 or more days delinquent, the Bank also had $5.1 million of TDRs classified as nonaccrual at March 31, 2012, as the borrowers had not yet made six consecutive payments per the restructured loan terms.  At March 31, 2012 and September 30, 2011, there were no loans 90 or more days delinquent that were still accruing interest.

	March 31, 2012
			Total		Total
	30 to 89 Days	90 or More Days	Delinquent	Current	Recorded
	Delinquent	Delinquent	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family loans - originated	$13,396	$12,437	$25,833	$4,484,374	$4,510,207
One- to four-family loans - purchased	7,405	12,618	20,023	491,169	511,192
Multi-family and commercial loans	--	--	--	54,929	54,929
Consumer - home equity	616	327	943	152,402	153,345
Consumer - other	342	10	352	6,712	7,064
	$21,759	$25,392	$47,151	$5,189,586	$5,236,737

	September 30, 2011
			Total		Total
	30 to 89 Days	90 or More Days	Delinquent	Current	Recorded
	Delinquent	Delinquent	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family loans - originated	$19,682	$12,363	$32,045	$4,362,498	$4,394,543
One- to four-family loans - purchased	6,243	13,836	20,079	520,876	540,955
Multi-family and commercial loans	--	--	--	57,936	57,936
Consumer - home equity	759	380	1,139	163,402	164,541
Consumer - other	92	3	95	7,129	7,224
	$26,776	$26,582	$53,358	$5,111,841	$5,165,199

In accordance with the Bank’s asset classification policy, management regularly reviews the problem loans in the Bank's portfolio to determine whether any assets require classification.  Loan classifications, other than pass loans, are defined as follows:

•

Special mention - These loans are performing loans on which known information about the collateral pledged or the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrower(s) to comply with present loan repayment terms and which may result in the future inclusion of such loans in the non-performing loan categories.

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

•	Loss - Loans classified as loss are considered uncollectible and of such little value that their continuance as assets on the books is not warranted.

Special mention and substandard loans are included in the formula analysis model, if the loan is not individually evaluated for impairment.  Loans classified as doubtful or loss are individually evaluated for impairment.

The following tables set forth the recorded investment in loans, less charge-offs and special valuation allowances (“SVAs”), classified as special mention or substandard at March 31, 2012 and September 30, 2011, by class.  At March 31, 2012 and September 30, 2011, there were no loans classified as doubtful or loss that were not fully charged-off or reserved.

	March 31, 2012		September 30, 2011
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family - originated	$35,023	$25,521	$32,673	$18,419
One- to four-family - purchased	435	17,258	447	15,987
Multi-family and commercial	2,284	--	7,683	--
Consumer - home equity	44	515	50	592
Consumer - other	--	11	--	5
	$37,786	$43,305	$40,853	$35,003

The following table shows the weighted average LTV and credit score information for originated and purchased one- to four-family loans and originated consumer home equity loans at March 31, 2012 and September 30, 2011.  Borrower credit scores are intended to provide an indication as to the likelihood that a borrower will repay their debts.  Credit scores are typically updated in the last month of the quarter and are obtained from a nationally recognized consumer rating agency.  The LTV ratios provide an estimate of the extent to which the Bank may incur a loss on any given loan that may go into foreclosure.  The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent bank appraisal, or BPO, if available.  In most cases, the most recent appraisal was obtained at the time of origination.

	March 31, 2012		September 30, 2011
	Weighted		Weighted
	Average	Weighted	Average	Weighted
	Credit	Average	Credit	Average
	Score	LTV	Score	LTV
One- to four-family - originated	763	66%	762	66%
One- to four-family - purchased	740	59	740	60
Consumer - home equity	740	19	742	20
	760	64%	759	64%

Troubled Debt Restructurings - The following table presents the recorded investment of TDRs at the dates presented, including restructurings granted to borrowers who were experiencing financial difficulties and certain restructurings of loans to current market interest rates through the Bank’s loan endorsement program.  The endorsed loans classified as TDRs represent loans where there has been a decrease in soft credit scores and/or estimated LTV ratios since the time the loan was originated.  As a result of these decreases, the borrower could be experiencing financial difficulties even though they have not been delinquent in the previous 12 months on their existing loan payments with the Bank.

	March 31, 2012
	Restructurings
	Due to	Loan
	Financial	Endorsement
	Difficulties	Program	Total
	(Dollars in thousands)
One- to four-family loans - originated	$27,119	$32,340	$59,459
One- to four-family loans - purchased	5,163	--	5,163
Multi-family and commercial loans	541	--	541
Consumer - home equity	387	--	387
Consumer - other	1	--	1
	$33,211	$32,340	$65,551

	September 30, 2011
	Restructurings
	Due to	Loan
	Financial	Endorsement
	Difficulties	Program	Total
	(Dollars in thousands)
One- to four-family loans - originated	$23,534	$19,624	$43,158
One- to four-family loans - purchased	6,155	--	6,155
Multi-family and commercial loans	563	--	563
Consumer - home equity	413	--	413
Consumer - other	2	--	2
	$30,667	$19,624	$50,291

The following table presents the recorded investment prior to restructuring and immediately after restructuring for all loans restructured during the three and six months ending March 31, 2012.  This table does not reflect the recorded investment at March 31, 2012. The increase in the recorded investment at the time of the restructuring was generally due to the capitalization of delinquent amounts due.

	For the Three Months Ended			For the Six Months Ended
	March 31, 2012			March 31, 2012
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
(Dollars in thousands)
One- to four-family loans - originated	55	$9,394	$9,446	125	$19,725	$19,816
One- to four-family loans - purchased	--	--	--	--	--	--
Multi-family and commercial loans	--	--	--	--	--	--
Consumer - home equity	--	--	--	1	--	10
Consumer - other	--	--	--	--	--	--
	55	$9,394	$9,446	126	$19,725	$19,826

As of March 31, 2012, the recorded investment of TDRs 30 to 89 days delinquent and over 90 days delinquent was $1.6 million and $3.3 million, respectively.  The following table provides information on TDRs restructured within the last 12 months that subsequently became delinquent during the three and six months ended March 31, 2012.  Of the six loans in the table that became delinquent during the quarter, three loans, with a recorded investment of $353 thousand as of March 31, 2012, had returned to current status as of March 31, 2012.

	For the Three Months Ended		For the Six Months Ended
	March 31, 2012		March 31, 2012
	Number		Number
	of	Recorded	of	Recorded
	Contracts	Investment	Contracts	Investment
(Dollars in thousands)
One- to four-family loans - originated	6	$762	7	$838
One- to four-family loans - purchased	--	--	1	401
Multi-family and commercial loans	--	--	--	--
Consumer - home equity	--	--	--	--
Consumer - other	--	--	--	--
	6	$762	8	$1,239

Impaired loans -  Substantially all of the impaired loans at March 31, 2012 and September 30, 2011 were secured by residential real estate.  Impaired loans related to residential real estate are individually evaluated to ensure that the carrying value of the loan is not in excess of the fair value of the collateral, less estimated selling costs.  Fair values of residential real estate are estimated through such methods as current appraisals, BPOs, or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions.  If the outstanding loan balance is in excess of the estimated fair value determined by management, less estimated costs to sell, then a charge-off is recorded for the difference.

	March 31, 2012
				Current	Fiscal	Current	Fiscal
				Quarter	Year-to-Date	Quarter	Year-to-Date
		Unpaid		Average	Average	Interest	Interest
	Recorded	Principal	Related	Recorded	Recorded	Income	Income
	Investment	Balance	ACL	Investment	Investment	Recognized	Recognized
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$50,973	$51,163	$--	$49,682	$49,025	$481	$872
One- to four-family - purchased	16,203	16,045	--	11,876	9,942	49	108
Multi-family and commercial	--	--	--	277	372	--	--
Consumer - home equity	348	348	--	466	467	3	5
Consumer - other	11	11	--	10	9	--	--
	67,535	67,567	--	62,311	59,815	533	985
With an allowance recorded
One- to four-family - originated	3,744	3,738	149	3,225	3,249	24	70
One- to four-family - purchased	1,489	1,483	226	7,022	9,228	13	18
Multi-family and commercial	--	--	--	--	--	--	--
Consumer - home equity	167	167	4	138	180	1	3
Consumer - other	--	--	--	--	--	--	--
	5,400	5,388	379	10,385	12,657	38	91
Total
One- to four-family - originated	54,717	54,901	149	52,907	52,274	505	942
One- to four-family - purchased	17,692	17,528	226	18,898	19,170	62	126
Multi-family and commercial	--	--	--	277	372	--	--
Consumer - home equity	515	515	4	604	647	4	8
Consumer - other	11	11	--	10	9	--	--
	$72,935	$72,955	$379	$72,696	$72,472	$571	$1,076

		September 30, 2011

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	ACL
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$47,710	$47,845	$--
One- to four-family - purchased	6,075	6,056	--
Multi-family and commercial	563	565	--
Consumer - home equity	468	468	--
Consumer - other	5	5	--
	54,821	54,939	--
With an allowance recorded
One- to four-family - originated	3,297	3,299	335
One- to four-family - purchased	13,640	13,546	3,280
Multi-family and commercial	--	--	--
Consumer - home equity	264	264	140
Consumer - other	--	--	--
	17,201	17,109	3,755
Total
One- to four-family - originated	51,007	51,144	335
One- to four-family - purchased	19,715	19,602	3,280
Multi-family and commercial	563	565	--
Consumer - home equity	732	732	140
Consumer - other	5	5	--
	$72,022	$72,048	$3,755

Allowance for credit losses - The following is a summary of the activity in the ACL by segment and the ending balance of the ACL based on the Company’s impairment methodology for and at the periods presented.  In January 2012, management implemented a loan charge-off policy change as Office of the Comptroller of the Currency (“OCC”) Call Report requirements do not permit the use of SVAs, which the Bank was previously utilizing for potential loan losses, as permitted by the Bank’s previous regulator.  As a result of the implementation of the charge-off policy change, $3.5 million of SVAs were charged-off during the current quarter.  These charge-offs did not impact the provision for credit losses, and therefore had no additional income statement impact, as the amounts were expensed in previous periods. There was no ACL for loans individually evaluated for impairment at March 31, 2012, as all potential losses were charged-off.

	For the Three Months Ended March 31, 2012
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
Quarter	(Dollars in thousands)
Beginning balance	$4,921	$10,342	$15,263	$83	$259	$15,605
Charge-offs	(497)	(3,850)	(4,347)	--	(199)	(4,546)
Recoveries	--	--	--	--	--	--
Provision for credit losses	368	1,000	1,368	(1)	133	1,500
Ending balance	$4,792	$7,492	$12,284	$82	$193	$12,559

Ratio of net charge-offs to average loans outstanding during the quarter						0.09%
Ratio of net charge-offs during the quarter to average non-performing assets						11.11%

ACL for loans collectively
evaluated for impairment	$4,792	$7,492	$12,284	$82	$193	$12,559

	For the Six Months Ended March 31, 2012
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Year-to-Date
Beginning balance	$4,915	$9,901	$14,816	$254	$395	$15,465
Charge-offs	(587)	(4,154)	(4,741)	--	(205)	(4,946)
Recoveries	--	--	--	--	--	--
Provision for credit losses	464	1,745	2,209	(172)	3	2,040
Ending balance	$4,792	$7,492	$12,284	$82	$193	$12,559

Ratio of net charge-offs to average loans outstanding year-to-date	0.10%
Ratio of net charge-offs year-to-date to average non-performing assets	12.37%

The following is a summary of the loan portfolio at March 31, 2012 and September 30, 2011 by loan portfolio segment disaggregated by the Company’s impairment method.

	March 31, 2012
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment of loans
collectively evaluated for impairment	$4,459,234	$494,989	$4,954,223	$54,929	$160,050	$5,169,202

Recorded investment of loans
individually evaluated for impairment	50,973	16,203	67,176	--	359	67,535
	$4,510,207	$511,192	$5,021,399	$54,929	$160,409	$5,236,737

	September 30, 2011
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total

Recorded investment of loans
collectively evaluated for impairment	$4,343,536	$521,240	$4,864,776	$57,373	$171,028	$5,093,177

Recorded investment of loans
individually evaluated for impairment	51,007	19,715	70,722	563	737	72,022
	$4,394,543	$540,955	$4,935,498	$57,936	$171,765	$5,165,199

As noted above, the Bank has a loan concentration in residential first mortgage loans.  Continued declines in residential real estate values could adversely impact the property used as collateral for the Bank’s loans.  Adverse changes in the economic conditions and increasing unemployment rates may have a negative effect on the ability of the Bank’s borrowers to make timely loan payments, which would likely increase delinquencies and have an adverse impact on the Bank’s earnings.  Further increases in delinquencies would decrease interest income on loans receivable and would likely adversely impact the Bank’s loan loss experience, resulting in an increase in the Bank’s ACL and provision for credit losses.  Although management believes the ACL was at an adequate level to absorb known and inherent losses in the loan portfolio at March 31, 2012, the level of the ACL remains an estimate that is subject to significant judgment and short-term changes.  Additions to the ACL may be necessary if future economic and other conditions differ substantially from the current environment.

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

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at March 31, 2012 and September 30, 2011.  The Company’s AFS securities are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as REO, LHFS, and impaired loans. These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.

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

The following table provides the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a recurring basis, which consists of AFS securities, at March 31, 2012 and September 30, 2011.

	March 31, 2012
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3) (1)
	(Dollars in thousands)
AFS Securities:
GSE debentures	$1,073,376	$--	$1,073,376	$--
Municipal bonds	2,557	--	2,557	--
Trust preferred securities	2,091	--	--	2,091
MBS	637,421	--	637,421	--
	$1,715,445	$--	$1,713,354	$2,091

	September 30, 2011
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3) (2)
	(Dollars in thousands)
AFS Securities:
GSE debentures	$748,308	$--	$748,308	$--
Municipal bonds	2,754	--	2,754	--
Trust preferred securities	2,941	--	--	2,941
MBS	732,436	--	732,436	--
	$1,486,439	$--	$1,483,498	$2,941
(1)

The Company’s Level 3 AFS securities had no activity from September 30, 2011 to March 31, 2012, except for principal repayments of $929 thousand and increases in net unrealized losses recognized in other comprehensive income.  Increases in net unrealized losses included in other comprehensive income for the six months ended March 31, 2012 were $77 thousand.

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

Loans Receivable - Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  The unpaid principal balance of impaired loans at March 31, 2012 and September 30, 2011 was $72.9 million and $72.0 million, respectively. Substantially all of the Bank’s impaired loans at March 31, 2012 and September 30, 2011 were secured by residential real estate.  These impaired loans are individually assessed to ensure that the carrying value of the loan is not in excess of the fair value of the collateral, less estimated selling costs.  Fair value is estimated through current appraisals, BPOs, or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3. Based on this evaluation, the Company maintained an ACL of $379 thousand and $3.8 million at March 31, 2012 and September 30, 2011, respectively, for such impaired loans.  The decrease in ACL between period ends was due to the loan charge-off policy change implemented in January 2012.

REO - REO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower-of-cost or fair value.  Fair value is estimated through current appraisals, BPOs, or listing prices. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  The fair value of REO at March 31, 2012 and September 30, 2011 was $11.8 million and $11.3 million, respectively.

The following table provides the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at March 31, 2012 and September 30, 2011.

	March 31, 2012
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Impaired loans	$72,955	$--	$--	$72,955
REO	11,799	--	--	11,799
	$84,754	$--	$--	$84,754

	September 30, 2011
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Impaired loans	$72,048	$--	$--	$72,048
REO	11,321	--	--	11,321
	$83,369	$--	$--	$83,369

Fair Value Disclosures - The Company determined estimated fair value amounts using available market information and a selection from a variety of valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material impact on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2012 and September 30, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates.

The estimated fair values of the Company’s financial instruments as of March 31, 2012 and September 30, 2011 were as follows.

	March 31, 2012		September 30, 2011
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$143,707	$143,707	$121,070	$121,070
AFS securities	1,715,445	1,715,445	1,486,439	1,486,439
HTM securities	2,165,036	2,227,621	2,370,117	2,434,392
Loans receivable	5,224,178	5,537,081	5,149,734	5,475,150
BOLI	57,333	57,333	56,534	56,534
Capital stock of FHLB	130,614	130,614	126,877	126,877
Liabilities:
Deposits	4,657,010	4,710,824	4,495,173	4,553,516
Advances from FHLB	2,525,535	2,699,768	2,379,462	2,569,958
Other borrowings	365,000	390,079	515,000	545,096

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

Loans Receivable - Fair values are estimated for portfolios with similar financial characteristics.  Loans are segregated by type, such as one- to four-family residential mortgages, multi-family residential mortgages, nonresidential, and consumer loans.  Each loan category is further segmented into fixed- and adjustable interest rate categories.  Market pricing sources are used to approximate the estimated fair value of fixed- and adjustable-rate one- to four-family residential mortgages.  For all other loan categories, future cash flows are discounted using the LIBOR curve plus a margin at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturity.

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

6.   Subsequent Events

In preparing these financial statements, management has evaluated events occurring subsequent to March 31, 2012, for potential recognition and disclosure.  There have been no material events or transactions which would require adjustments to the consolidated financial statements at March 31, 2012.

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

The Federal Open Market Committee of the Federal Reserve (the “FOMC”) noted in their April 2012 statement that the economy continues to expand at a moderate pace.  Labor market conditions have improved and the unemployment rate has declined notably in recent months, yet still remains elevated.  The March 2012 unemployment data indicated an unemployment rate of 8.2%, compared to recent levels as high as 9.1%.  The FOMC noted that household spending and business fixed investment has continued to advance, but that the housing sector continues to be depressed. As a result, the FOMC decided to continue its program to extend the average maturity of its holdings of securities as announced in September 2011.  The FOMC also indicated in the April 2012 statement that the overnight lending rate would remain at zero to 0.25% through at least late in 2014.  The decision to leave the overnight lending rate unchanged has kept short-term market interest rates at low levels during the first half of fiscal year 2012.

Economic conditions in the Bank’s local market areas have a significant impact on the ability of borrowers to repay loans and the value of the collateral securing these loans.  Our local market areas have not experienced the large fluctuations in property values as experienced by many segments of the United States, and our unemployment rate has remained relatively low, currently at 6.2% for Kansas and 7.4% for Missouri, compared to the national average of 8.2%.  The unemployment rate remains relatively low, compared to the national average, due to diversified industries within our market areas, primarily in the Kansas City metropolitan statistical area, but it is higher than the historical average.  The Federal Housing Finance Agency (“FHFA”) price index for Kansas and Missouri has not experienced significant fluctuations during the past ten years, which indicates relative stability in property values. Our Kansas City market area comprises the largest segment of our loan portfolio and deposit base, and the average household income for our Kansas City market area is approximately $79 thousand per annum, based on 2011 estimates from the U.S. Bureau of Economic

Analysis.  The average household income in our combined market areas is approximately $68 thousand per annum, with 92% of the population at or above poverty level, also based on the 2011 estimates from the U.S. Bureau of Economic Analysis.

Total assets increased $122.3 million, from $9.45 billion at September 30, 2011 to $9.57 billion at March 31, 2012, due to a $74.4 million increase in loans receivable, an increase in securities of $23.9 million, and an increase in cash and cash equivalents of $22.6 million. The increase in loans receivable was due primarily to an increase in the one- to four-family portfolio as a result of originations and purchases.  Additionally, $571.1 million of one- to four-family loans were endorsed during the first six months of fiscal year 2012.  The growth in the loan portfolio was funded primarily by a $161.8 million increase in the deposit portfolio since September 30, 2011.  Each category within the deposit portfolio increased, led by the checking portfolio with a $70.6 million increase followed by the money market portfolio with a $45.8 million increase.  Additional growth in the loan portfolio, if any, will likely be funded by growth in deposits and/or repayments from the MBS and/or investment securities portfolio.

Loans 30 to 89 days delinquent decreased $5.0 million from $26.8 million at September 30, 2011 to $21.7 million at March 31, 2012.  The decrease was primarily in our originated one- to four-family loan portfolio.  Loans more than 90 days delinquent decreased $1.2 million from $26.5 million at September 30, 2011 to $25.3 million at March 31, 2012.  The decrease was in our purchased one- to four-family loan portfolio.

During the current quarter, the Bank prepaid a $200.0 million fixed-rate FHLB advance with an interest rate of 3.88% and a remaining term to maturity of 15 months.  The prepaid FHLB advance was replaced with a $200.0 million fixed-rate FHLB advance, with a contractual interest rate of 0.86% and a term of 46 months.  The Bank paid a $7.9 million penalty to the FHLB as a result of prepaying the FHLB advance.  The prepayment penalty was deferred and will be recognized in interest expense over the life of the new advance and thereby effectively increased the interest rate on the new advance 108 basis points, to 1.94%, at the time of the transaction.

Stockholders’ equity decreased $27.1 million, from $1.94 billion at September 30, 2011 to $1.91 billion at March 31, 2012.  The decrease was due primarily to dividends paid of $40.5 million, repurchase of 2,199,100 shares of common stock for $26.1 million, partially offset by net income of $38.1 million.

Net income for the quarter ended March 31, 2012 was $19.3 million, compared to $15.6 million for the quarter ended March 31, 2011.  The $3.7 million, or 23.5%, increase for the current quarter was due primarily to a $6.9 million, or 17.0%, increase in net interest income, from $40.6 million for the quarter ended March 31, 2011 to $47.5 million for the current quarter.  The increase in net interest income was due primarily to a decrease in interest expense of $8.6 million, or 19.3%, partially offset by a decrease in interest income of $1.7 million, or 2.0%.  The net interest margin increased 36 basis points, from 1.70% for the quarter ended March 31, 2011 to 2.06% for the quarter ended March 31, 2012, largely due to the decrease in interest expense on the certificate of deposit portfolio and other borrowings.

Net income for the six months ended March 31, 2012 was $38.1 million, compared to $4.4 million for the six months ended March 31, 2011. The $33.7 million increase for the current year was due primarily to the $40.0 million ($26.0 million, net of income tax benefit) contribution to the Foundation in connection with the second step conversion and stock offering completed in December 2010 (the “corporate reorganization”).  Additionally, net interest income increased $12.2 million, or 15.2%, from $80.6 million for the prior year six month period to $92.8 million for the current year six month period.  The increase in net interest income was due primarily to a decrease in interest expense of $16.4 million, or 17.9%, partially offset by a decrease in interest income of $4.1 million, or 2.4%.  The net interest margin increased 24 basis points, from 1.78% for the prior year six month period to 2.02% for the current six month period largely due to the decrease in interest expense on the certificate of deposit portfolio and other borrowings.

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

Allowance for Credit Losses.  Management maintains an ACL to absorb inherent losses in the loan portfolio based upon ongoing quarterly assessments of the loan portfolio. The ACL is maintained through provisions for credit losses which are charged to income.  The methodology for determining the ACL is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded ACL.  Additionally, bank regulators have the ability to require the Bank, as they can require all banks, to increase the ACL or recognize additional charge-offs based upon their judgments, which may differ from management’s judgments.  Although management believes that the Bank has established and maintained the ACL at appropriate levels, additions may be necessary if economic and other conditions continue or worsen substantially from the current operating environment, and/or if bank regulators require the Bank to increase the ACL and/or recognize additional charge-offs.

Our primary lending emphasis is the origination and purchase of one- to four-family mortgage loans on residential properties, and, to a lesser extent, home equity and second mortgages on one- to four-family residential properties, resulting in a loan concentration in residential first mortgage loans.  As a result of our lending practices, we also have a concentration of loans secured by real property located in Kansas and Missouri.  At March 31, 2012, approximately 75% and 15% of the Bank’s loans were secured by real property located in Kansas and Missouri, respectively.  We believe the primary risks inherent in our one- to four-family and consumer portfolios are the continued weakened economic conditions, continued high levels of unemployment or underemployment, and a continuing decline in home real estate values.  Any one or a combination of these events may adversely affect borrowers’ ability or desire to repay their loans, resulting in increased delinquencies, non-performing assets, loan losses, and future loan loss provisions.  Although the multi-family and commercial loan portfolio also shares the risk of continued weakened economic conditions, the primary risks for the portfolio include the ability of the borrower to sustain sufficient cash flows from leases and to control expenses to satisfy their contractual debt payments, or the ability to utilize personal and/or business resources to pay their contractual debt payments if the cash flows are not sufficient.

Each quarter, we prepare an analysis (“formula analysis”) which segregates our loan portfolio into categories based on certain risk characteristics such as loan type (one- to four-family, multi-family, etc.), interest payments (fixed-rate, adjustable-rate), loan source (originated or purchased), LTV ratios, borrower’s credit score and payment status (i.e. current or number of days delinquent).  Consumer loans, such as second mortgages and home equity lines of credit, with the same underlying collateral as a one- to four-family loan are combined with the one- to four-family loan in the formula analysis to calculate a combined LTV ratio.  All loans that are not individually evaluated for impairment are included in the formula analysis.  Quantitative loss factors are applied to each loan category in the formula analysis based on the historical net loss experience for each respective loan category.  Additionally, qualitative loss factors that management believes impact the collectability of the loan portfolio as of the evaluation date are applied to certain loan categories.  Such qualitative factors include changes in collateral values, unemployment rates, credit scores and delinquent loan trends.  Loss factors increase as loans are classified or go delinquent.

The factors applied in the formula analysis are reviewed quarterly by management to assess whether the factors adequately cover probable and estimable losses inherent in the loan portfolio.  Our ACL methodology permits modifications to the formula analysis in the event that, in management’s judgment, significant factors which affect the collectability of the portfolio or any category of the loan portfolio, as of the evaluation date, have changed from the current formula analysis.  Management’s evaluation of the qualitative factors with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with a specific problem loan or portfolio segments.

Management utilizes the formula analysis, along with several other factors, when evaluating the adequacy of the ACL.  Such factors include the trend and composition of delinquent loans, results of foreclosed property and short sale transactions, the current status and trends of local and national economies, particularly levels of unemployment, trends and current conditions in the real estate and housing markets, and loan portfolio growth and concentrations. Since our loan portfolio is primarily concentrated in one- to four-family real estate, we monitor one- to four-family real estate market value trends in our local market areas and geographic sections of the U.S. by reference to various industry and market reports, economic releases and surveys, and our general and specific knowledge of the real estate markets in which we lend, in order to determine what impact, if any, such trends may have on the level of our ACL.  We seek to apply ACL methodology in a consistent manner; however, the methodology can be modified in response to changing conditions.  In addition, the adequacy of the Company’s ACL is reviewed during bank regulatory examinations.  We consider any comments from our regulator when assessing the appropriateness of our ACL.  Reviewing these quantitative and qualitative factors assists management in evaluating the overall reasonableness of the ACL and whether changes need to be made to our assumptions.

Generally, when a one- to four-family secured loan is 180 days delinquent, new collateral values are obtained through BPOs or appraisals.  If the estimated fair value of the collateral, less estimated costs to sell, is less than the current loan balance, the difference is charged-off.  Anticipated PMI proceeds are taken into consideration when calculating the amount of the charge-off.  An updated fair value is requested, at a minimum, every 12 months thereafter.  If the Bank holds the first and second mortgage, both loans are combined when evaluating whether there is a potential loss on the loan.  However, charge-offs for real estate-secured loans may also occur at any time if we have knowledge of the existence of a potential loss.  For all other real estate loans that are not secured by one- to four-family property, losses are charged-off when we believe the collection of such amounts is unlikely.  When a non-real estate secured loan is 120 days delinquent, any identified losses are charged-off.

Fair Value Measurements.  The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures, per the provisions of ASC 820, Fair Value Measurements and Disclosures.  In accordance with ASC 820, the Company groups its assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the underlying assumptions used to determine fair value, with Level 1 (quoted prices for identical assets in an active market) being considered the most reliable, and Level 3 having the most unobservable inputs and therefore being considered the least reliable.  The Company bases its fair values on the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.  As required by ASC 820, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.  The Company did not have any liabilities that were measured at fair value at March 31, 2012.

The Company’s AFS securities are our most significant assets measured at fair value on a recurring basis.  Changes in the fair value of AFS securities are recorded, net of tax, in accumulated other comprehensive income, which is a component of stockholders’ equity.  As part of determining fair value, the Company obtains fair values for all AFS securities from independent nationally recognized pricing services. Various modeling techniques are used to determine pricing for the Company’s securities, including option pricing and discounted cash flow models. The inputs to these models may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.  There is a security in the AFS portfolio that has significant unobservable inputs requiring the independent pricing services to use some judgment in pricing the related securities.  This AFS security is classified as Level 3.  All other AFS securities are classified as Level 2.

Loans receivable and REO are the Company’s significant assets measured at fair value on a non-recurring basis.  These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.  Fair value for these assets is estimated using current appraisals, BPOs, or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.

Financial Condition

Total assets increased $122.3 million, from $9.45 billion at September 30, 2011 to $9.57 billion at March 31, 2012, due to a $74.4 million increase in loans receivable, an increase in securities of $23.9 million, and an increase in cash and cash equivalents of $22.6 million.  Total liabilities increased $149.4 million, from $7.51 billion at September 30, 2011 to $7.66 billion at March 31, 2012.  The increase in total liabilities was due primarily to a $161.8 million increase in the deposit portfolio.  Stockholders’ equity decreased $27.1 million, from $1.94 billion at September 30, 2011 to $1.91 billion at March 31, 2012.  The decrease was due primarily to dividends paid of $40.5 million, repurchase of common stock of $26.1 million, partially offset by net income of $38.1 million.

	Balance at
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(Dollars in thousands)
Total assets	$9,573,144	$9,421,040	$9,450,799	$9,602,457	$9,733,111
Cash and cash equivalents	143,707	170,175	121,070	161,872	122,002
AFS securities	1,715,445	1,570,730	1,486,439	1,269,987	1,250,153
HTM securities	2,165,036	2,129,417	2,370,117	2,693,719	2,953,661
Loans receivable, net	5,224,178	5,224,942	5,149,734	5,162,846	5,096,615
Capital stock of FHLB	130,614	129,503	126,877	125,797	122,651
Deposits	4,657,010	4,501,144	4,495,173	4,558,574	4,711,189
Advances from FHLB	2,525,535	2,531,304	2,379,462	2,453,642	2,351,863
Other borrowings	365,000	365,000	515,000	565,000	643,609
Stockholders' equity	1,912,472	1,931,309	1,939,529	1,934,011	1,926,409
Equity to total assets at end of period	20.0%	20.5%	20.5%	20.1%	19.8%

Loans Receivable. The loans receivable portfolio increased $74.4 million, or at an annualized rate of 2.9%, to $5.22 billion at March 31, 2012, from $5.15 billion at September 30, 2011.  The increase in loans receivable was due primarily to an increase in the one- to four-family portfolio as a result of originations and purchases.  During the first six months of fiscal year 2012, the Bank originated $381.3 million in one- to four-family loans and purchased $111.2 million in one- to four-family loans from correspondent lenders.  The growth in the loan portfolio was funded by an increase in deposits.  Additional growth in the loan portfolio, if any, will likely be funded by growth in deposits and/or repayments from the MBS and/or investment securities portfolio.

Included in the loan portfolio at March 31, 2012 were $153.7 million, or 2.9% of the total loan portfolio, of adjustable-rate mortgage (“ARM”) loans that were originated as interest-only. Of these interest-only loans, $125.0 million were purchased in bulk loan packages from nationwide lenders, primarily during fiscal year 2005.  Interest-only ARM loans do not typically require principal payments during their initial term, and have initial interest-only terms of either five or ten years.  The $125.0 million of purchased interest-only ARM loans had a weighted average credit score of 723 and a weighted average LTV ratio of 72% at March 31, 2012.  In order to reduce future credit risk, the Bank has not purchased any interest-only ARM loans since 2006 and discontinued offering the product in its local markets during 2008.  At March 31, 2012, $76.6 million, or 50%, of interest-only loans were still in their interest-only payment term.  At March 31, 2012, $8.5 million, or 28% of non-performing loans, were interest-only ARMs.

During the quarter ended March 31, 2012 the Bank was notified by the Department of Housing and Urban Development (“HUD”) of a violation of their lender qualifications guidelines.  Acting on the notice of violation, and from the results of our internal investigation, the Bank expects to be assessed a civil money penalty not material to the results of our operations and to receive non-monetary penalties.  It is anticipated that the final settlement will not impair the Bank’s ability to make Federal Housing Administration (“FHA”) loans.  The Bank has modified its internal review processes in an effort to ensure this type of violation does not occur in the future.  We expect this issue to be resolved in the June 2012 quarter.

The following table presents information concerning the composition of our loan portfolio as of March 31, 2012 and September 30, 2011. The weighted average rate of the loan portfolio decreased 24 basis points from 4.69% at September 30, 2011 to 4.45% at March 31, 2012.  The decrease in the weighted average portfolio rate was due to loan endorsements and refinances, along with originations and purchases at rates which were lower than the rates on loan repayments.  During the six months ended March 31, 2012, the Bank endorsed $571.1 million of one- to four-family loans, with a weighted average rate decrease of 113 basis points.  Within the one- to four-family loan portfolio at March 31, 2012, 74% of the loans had a balance at origination of less than $417 thousand.

	March 31, 2012		September 30, 2011
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Real Estate Loans:
One-to four-family	$5,010,076	4.40%	$4,918,778	4.65%
Multi-family and commercial	52,421	6.15	57,965	6.13
Construction	52,390	4.22	47,368	4.27
Total real estate loans	5,114,887	4.42	5,024,111	4.66

Consumer Loans:
Home equity	153,345	5.46	164,541	5.48
Other	7,064	4.79	7,224	5.10
Total consumer loans	160,409	5.43	171,765	5.46

Total loans receivable	5,275,296	4.45%	5,195,876	4.69%

Less:
Undisbursed loan funds	29,425		22,531
ACL	12,559		15,465
Discounts/unearned loan fees	20,844		19,093
Premiums/deferred costs	(11,710)		(10,947)
Total loans receivable, net	$5,224,178		$5,149,734

The following tables present the weighted average credit score, LTV ratio, and the average unpaid principal balance for our one- to four-family loans as of the dates presented.  Credit scores are typically updated in the last month of the quarter and are obtained from a nationally recognized consumer rating agency.  The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent bank appraisal or BPO.  In most cases, the most recent appraisal was obtained at the time of origination.

	March 31, 2012
	Balance	Credit Score	LTV	Average Balance
	(Dollars in thousands)
Originated	$4,034,400	763	65%	$124
Correspondent purchases	469,584	760	64	291
Bulk purchases	506,092	740	58	253
	$5,010,076	761	64%	$139

	September 30, 2011
	Balance	Credit Score	LTV	Average Balance
	(Dollars in thousands)
Originated	$3,986,957	763	66%	$123
Correspondent purchases	396,063	759	64	290
Bulk purchases	535,758	740	60	252
	$4,918,778	760	65%	$137

The following table presents the weighted average life (“WAL”), which reflects prepayment assumptions, of our one- to four-family loan portfolio, excluding construction loans and loans 90 or more days delinquent, as of March 31, 2012.

	Principal	Average
Original Term	Balance	WAL (years)
	(Dollars in thousands)
Fixed-Rate	$4,155,805	4.58
Adjustable-Rate	829,344	3.41
	$4,985,149	4.38

Weighted average rate	4.40%
Average remaining contractual term (in years)	21

The following table presents our fixed-rate one- to four-family loan portfolio, including construction loans and loans 90 or more days delinquent, and the annualized prepayment speeds for the quarter ended March 31, 2012 by interest rate tier.  Loan endorsements and refinances are considered a prepayment and are included in the prepayment speeds presented below.

	Original Term
	15 years or less			More than 15 years
		Prepayment Speed (annualized)			Prepayment Speed (annualized)
Rate	Principal	Including	Excluding	Principal	Including	Excluding
Range	Balance	Endorsements	Endorsements	Balance	Endorsements	Endorsements
	(Dollars in thousands)
< =3.50%	$238,918	2.04%	2.04%	$202,978	1.72%	1.72%
3.51 - 3.99%	281,447	7.63	6.89	255,021	6.71	3.98
4.00 - 4.50%	176,550	29.48	14.24	1,075,409	18.36	7.16
4.51 - 4.99%	149,020	58.78	28.10	338,643	45.43	10.09
5.00 - 5.50%	153,310	28.18	22.63	808,994	64.81	17.73
5.51 - 5.99%	32,790	33.88	23.72	220,859	40.15	17.52
>=6.00%	23,264	28.71	19.99	236,174	37.05	14.28
	$1,055,299	23.19%	14.00%	$3,138,078	36.59%	11.45%

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

	For the Three Months Ended
	March 31, 2012		December 31, 2011		September 30, 2011		June 30, 2011
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$5,282,485	4.53%	$5,195,876	4.69%	$5,211,991	4.79%	$5,144,050	4.81%
Originations and refinances:
Fixed	139,295	3.79	180,198	3.77	141,123	4.11	118,438	4.55
Adjustable	41,139	3.67	57,321	3.52	47,009	3.77	37,721	4.12
Purchases and Participations:
Fixed	31,165	4.29	44,800	4.03	29,585	4.47	102,030	5.49
Adjustable	16,426	3.07	53,206	3.79	13,864	3.49	5,114	3.65
Repayments	(228,203)		(247,928)		(244,512)		(192,676)
Principal charge-offs(1)	(4,546)		(7)		(95)		(6)
Other (2)	(2,465)		(981)		(3,089)		(2,680)
Ending balance	$5,275,296	4.45%	$5,282,485	4.53%	$5,195,876	4.69%	$5,211,991	4.79%

	For the Six Months Ended
	March 31, 2012		March 31, 2011
	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Beginning balance	$5,195,876	4.69%	$5,209,313	5.07%
Originations and refinances:
Fixed	319,493	3.78	398,523	4.18
Adjustable	98,460	3.58	94,431	3.92
Purchases and Participations:
Fixed	75,965	4.14	21,445	4.45
Adjustable	69,632	3.62	9,933	3.72
Repayments	(476,131)		(581,932)
Principal charge-offs(1)	(4,553)		(86)
Other (2)	(3,446)		(7,577)
Ending balance	$5,275,296	4.45%	$5,144,050	4.81%

(1)  Principal charge-offs represent potential loss amounts that reduce the unpaid principal balance of a loan.

(2) “Other” consists of transfers to REO, endorsement fees advanced, and reductions in commitments.

The Bank generally prices its first mortgage loan products based on secondary market and competitor pricing. During the six months ended March 31, 2012, the average rate offered on the Bank’s 30-year fixed-rate one- to four-family loans, with no points paid by the borrower, was approximately 210 basis points above the average 10-year Treasury rate, while the average rate offered on the Bank’s 15-year fixed-rate one- to four-family loans was approximately 130 basis points above the average 10-year Treasury rate.

The following table presents loan origination, refinance and purchase activity for the periods indicated.  Loan originations, purchases and refinances are reported together.  The fixed-rate one- to four-family loans less than or equal to 15 years have a maturity at origination of less than or equal to 15 years, while fixed-rate one- to four-family loans greater than 15 years have a maturity at origination of greater than 15 years.  The adjustable-rate one- to four-family loans less than or equal to 36 months have a term to first reset of less than or equal to 36 months at origination and adjustable-rate one- to four-family loans greater than 36 months have a term to first reset of greater than 36 months at origination. Of the $162.9 million of one- to four-family loan originations and refinances for the three months ended March 31, 2012, 84% had loan values of $417 thousand or less.  Of the $47.6 million of one- to four-family correspondent and bulk loan purchases for the three months ended March 31, 2012, 18% had loan values of $417 thousand or less.

	For the Three Months Ended
	March 31, 2012			March 31, 2011
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-Rate:	(Dollars in thousands)
One- to four-family:
<= 15 years	$58,990	3.41%	25.9%	$62,372	3.96%	28.5%
> 15 years	110,785	4.11	48.6	106,243	4.54	48.5
Multi-family and commercial real estate	--	--	--	--	--	--
Home equity	400	7.44	0.2	866	6.83	0.4
Other	285	8.33	0.1	259	8.39	0.1
Total fixed-rate	170,460	3.88	74.8	169,740	4.35	77.5

Adjustable-Rate:
One- to four-family:
<= 36 months	2,355	2.54	1.0	2,816	3.22	1.3
> 36 months	38,347	2.98	16.8	31,985	3.51	14.6
Multi-family and commercial real estate	--	--	--	--	--	--
Home equity	16,127	4.89	7.1	14,327	4.80	6.5
Other	736	3.39	0.3	285	3.81	0.1
Total adjustable-rate	57,565	3.50	25.2	49,413	3.87	22.5

Total originations, refinances and purchases	$228,025	3.79%	100.0%	$219,153	4.24%	100.0%

Purchased and participation loans included above:
Fixed-Rate:
Correspondent - one- to four-family	$31,165	4.29%		$16,468	4.47%
Bulk - one- to four-family	--	--		--	--
Participations - commercial real estate	--	--		--	--
Participations - other	--	--		--	--
Total fixed-rate purchases/participations	31,165	4.29		16,468	4.47

Adjustable-Rate:
Correspondent - one- to four-family	16,426	3.07		5,979	3.57
Bulk - one- to four-family	--	--		--	--
Participations - commercial real estate	--	--		--	--
Participations - other	--	--		--	--
Total adjustable-rate purchases/participations	16,426	3.07		5,979	3.57

Total purchased/participation loans	$47,591	3.87%		$22,447	4.23%

	For the Six Months Ended
	March 31, 2012			March 31, 2011
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-Rate:	(Dollars in thousands)
One- to four-family:
<= 15 years	$172,106	3.43%	30.6%	$168,323	3.83%	32.1%
> 15 years	221,616	4.15	39.3	248,776	4.41	47.4
Multi-family and commercial real estate	--	--	--	892	6.00	0.2
Home equity	1,007	7.18	0.2	1,451	6.85	0.3
Other	729	7.44	0.1	526	8.32	0.1
Total fixed-rate	395,458	3.85	70.2	419,968	4.19	80.1

Adjustable-Rate:
One- to four-family:
<= 36 months	5,114	2.55	0.9	4,119	3.14	0.8
> 36 months	113,964	3.11	20.2	66,788	3.51	12.7
Multi-family and commercial real estate	13,975	5.00	2.5	--	--	--
Home equity	33,463	4.86	5.9	32,608	4.80	6.2
Other	1,576	3.33	0.3	849	4.08	0.2
Total adjustable-rate	168,092	3.60	29.8	104,364	3.90	19.9

Total originations, refinances and purchases	$563,550	3.77%	100.0%	$524,332	4.13%	100.0%

Purchased and participation loans included above:
Fixed-Rate:
Correspondent - one- to four-family	$75,440	4.14%		$21,445	4.45%
Bulk - one- to four-family	392	3.25		--	--
Participations - commercial real estate	--	--		--	--
Participations - other	133	2.57		--	--
Total fixed-rate purchases/participations	75,965	4.14		21,445	4.45

Adjustable-Rate:
Correspondent - one- to four-family	35,789	3.12		9,933	3.72
Bulk - one- to four-family	19,868	3.55		--	--
Participations - commercial real estate	13,975	5.00		--	--
Participations - other	--	--		--	--
Total adjustable-rate purchases/participations	69,632	3.62		9,933	3.72

Total purchased/participation loans	$145,597	3.89%		$31,378	4.22%

The following table presents the origination and purchase activity in our one- to four-family loan portfolio for the three and six months ended March 31, 2012, excluding endorsement activity, and the LTV and credit score at the time of origination.

	For the Three Months Ended			For the Six Months Ended
	March 31, 2012			March 31, 2012
	Amount	LTV	Credit Score	Amount	LTV	Credit Score
	(Dollars in thousands)
Originations	$89,822	75%	761	$215,014	74%	763
Refinances by Bank customers	73,064	68	774	166,297	67	774
Correspondent purchases	47,591	68	764	111,229	67	768
Bulk purchases	--	--	--	20,260	60	763
	$210,477	71%	766	$512,800	70%	768

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

	March 31,	December 31,	March 31,
	2012	2011	2011
	(Dollars in thousands)
Originate/refinance fixed-rate	$79,776	$79,627	$61,985
Originate/refinance adjustable-rate	13,824	18,253	10,476
Purchase/participate fixed-rate	30,327	27,232	6,201
Purchase/participate adjustable-rate	15,931	19,070	7,791
	$139,858	$144,182	$86,453

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

Delinquent and non-performing loans and REO

The following tables present the Company’s 30 to 89 day delinquent loans, non-performing loans, and REO at the dates indicated.  Non-performing loans are nonaccrual loans that are 90 or more days delinquent, are in the process of foreclosure or TDRs that were either nonaccrual or did not receive a credit evaluation prior to the restructuring and have not made six consecutive monthly payments per the restructured loan terms.  At all dates presented, there were no loans 90 or more days delinquent that were still accruing interest.  TDR’s 30 to 89 days delinquent totaled $1.6 million and TDR’s 90 or more days delinquent totaled $3.3 million at March 31, 2012.  REO primarily includes assets acquired in settlement of loans.  Non-performing assets include non-performing loans and REO.

	Loans Delinquent for 30 to 89 Days at:
	March 31,		December 31,		September 30,		March 31,
	2012		2011		2011		2011
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Loans 30 to 89 Days Delinquent:	(Dollars in thousands)
One- to four-family:
Originated	122	$13,434	169	$18,165	178	$19,710	141	$16,797
Purchased	38	7,343	40	6,799	34	6,199	30	5,600
Multi-family and commercial	--	--	--	--	--	--	--	--
Construction	--	--	--	--	--	--	--	--
Consumer Loans:
Home equity	33	616	38	518	43	759	35	456
Other	20	342	12	225	14	92	12	180
	213	$21,735	259	$25,707	269	$26,760	218	$23,033
30 to 89 days delinquent loans
to total loans receivable, net		0.42%		0.49%		0.52%		0.45%

	Non-Performing Loans and REO at:
	March 31,		December 31,		September 30,		March 31,
	2012		2011		2011		2011
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent:
One- to four-family:
Originated	103	$12,442	110	$13,814	106	$12,375	126	$13,899
Purchased	49	12,485	50	14,106	46	13,749	49	15,131
Consumer Loans:					--	--
Home equity	14	327	26	520	21	380	22	428
Other	4	10	5	8	3	3	8	59
	170	25,264	191	28,448	176	26,507	205	29,517
Nonaccrual TDRs Less than 90DaysDelinquent: (1)
One- to four-family:
Originated	31	4,771	--	--	--	--	--	--
Purchased	1	324	--	--	--	--	--	--
Consumer	1	10	--	--	--	--	--	--
	33	5,105	--	--	--	--	--	--

Total non-performing loans	203	30,369	191	28,448	176	26,507	205	29,517

Non-performing loans as a percentage of total loans		0.58%		0.54%		0.51%		0.58%

REO:
One- to four-family:
Originated (2)	76	7,425	77	6,630	74	6,942	73	7,161
Purchased	11	2,851	11	3,040	12	2,877	19	4,176
Consumer Loans:
Home equity	2	21	2	17	--	--	--	--
Other	--	--	--	--	--	--	--	--
Other (3)	1	1,502	1	1,502	1	1,502	--	--
	90	11,799	91	11,189	87	11,321	92	11,337

Total non-performing assets	293	$42,168	282	$39,637	263	$37,828	297	$40,854

Non-performing assets as a percentage of total assets		0.44%		0.42%		0.40%		0.42%

(1) Included in the nonaccrual amount at March 31, 2012 are $635 thousand of TDRs that are also reported in the 30-89 days delinquent category, and $4.5 million that are currently performing in accordance with the restructured terms.

(2) Real estate related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

(3) The $1.5 million property classified as Other REO represents a single property the Bank purchased for a potential branch site but now intends to sell.

Of the $12.5 million of purchased loans 90 or more days delinquent, $11.2 million, or 90%, were originated in calendar year 2004 or 2005.  Of the $12.4 million of originated loans 90 or more days delinquent, $10.3 million, or 83%, were originated in calendar year 2007 or earlier.

The following table presents the top 12 states where the properties securing our one- to four-family loans are located and the corresponding balance of 30 to 89 day delinquent loans, 90 or more day delinquent loans and the corresponding weighted average LTV ratios at March 31, 2012.  The LTV ratios were based on the unpaid principal balance, less charge-offs, and either the lesser of the purchase price or original appraisal or the most recent bank appraisal or BPO, if available.  At March 31, 2012, losses expected to be realized, after taking into consideration potential PMI proceeds and the costs to sell the property, have been charged-off.

			Loans 30 to 89
	One- to Four-Family		Days Delinquent		Loans 90 or More Days Delinquent
State	Balance	% of Total	Balance	% of Total	Balance	% of Total	Average LTV
	(Dollars in thousands)
Kansas	$3,703,137	73.9%	$10,328	49.7%	$10,433	41.9%	84%
Missouri	792,355	15.8	3,106	14.9	2,472	9.9	77
Nebraska	55,015	1.1	770	3.7	--	--	n/a
Illinois	46,609	0.9	168	0.8	1,477	5.9	80
Florida	32,285	0.7	458	2.2	2,797	11.2	76
Texas	31,730	0.6	870	4.2	--	--	n/a
New York	28,498	0.6	198	1.0	949	3.8	89
Minnesota	26,978	0.5	368	1.8	748	3.0	79
Colorado	24,214	0.5	182	0.9	523	2.1	91
Arizona	21,676	0.4	68	0.3	977	3.9	90
Connecticut	20,877	0.4	--	--	--	--	n/a
Virginia	19,420	0.4	--	--	927	3.7	83
Other states	207,282	4.2	4,261	20.5	3,624	14.6	81
	$5,010,076	100.0%	$20,777	100.0%	$24,927	100.0%	82%

Troubled Debt Restructurings

A TDR is a situation in which the Bank may grant a concession to a borrower experiencing financial difficulties.  Generally, the Bank grants a short-term payment accommodation to borrowers who are experiencing a temporary cash flow problem.  The most frequently used accommodation is to reduce the monthly payment amount for a period of six to 12 months, often by only requiring payments of interest and escrow during this period. These restructurings result in an extension of the maturity date of the loan.  For more severe situations requiring long-term solutions, the Bank also offers interest rate reductions to currently-offered rates and more lengthy extensions of the maturity date.  The Bank does not forgive principal or interest nor does it commit to lend additional funds to debtors whose terms have been modified in TDRs.

At March 31, 2012 and September 30, 2011, the Bank had TDRs with principal balances of $65.8 million and $50.5 million, respectively. The $15.3 million increase was due primarily to restructuring loans to current market interest rates through the Bank’s loan endorsement program.  The endorsed loans classified as TDRs represent loans where there has been a decrease in soft credit scores and/or estimated LTV ratios since the time the loan was originated.  As a result of these decreases, the borrower could be experiencing financial difficulties even though they have not been delinquent in the previous 12 months on their existing loan payments.  For additional information regarding our TDRs, see “Note 4 – Loans Receivable and Allowance for Credit Losses.”  Of the $65.8 million of TDRs at March 31, 2012, $59.7 million were one- to four-family originated loans and $5.1 million were one- to four-family purchased loans.  At March 31, 2012, $1.6 million of TDRs were 30 to 89 days delinquent and $3.3 million were more than 90 days delinquent.

Allowance for credit losses and provision for credit losses

Management maintains an ACL to absorb inherent losses in the loan portfolio based on ongoing quarterly assessments of the loan portfolio.  Our ACL methodology considers a number of factors including: the trend and composition of our delinquent and non-performing loans, results of foreclosed property and short sale transactions, the status and trends of the local and national economies, the trends and current conditions of the residential real estate markets, and loan portfolio growth and concentrations.  Our local market areas did not experience significant fluctuations in home values over the past 10 years as did other areas of the U.S., which is reflected in our charge-off experience for originated loans as compared to purchased loans.

The ACL is maintained through provisions for credit losses which are charged to income.  The provision for credit losses is established after considering the results of management’s quarterly assessment of the ACL.  For the six months ended March 31, 2012, the Company recorded a provision for credit losses of $2.0 million, which was a result of charge-offs, primarily on bulk purchased loans, the increase in and/or establishment of allowance for credit losses on new delinquent and classified loans and adjustments to the formula allowance model in the first quarter of the current fiscal year.

At March 31, 2012, our ACL was $12.6 million, or 0.24% of the total loan portfolio and 41.35% of total non-performing loans.  This compares with an ACL of $15.5 million, or 0.30% of the total loan portfolio and 58.3% of total non-performing loans as of September 30, 2011.  Our ACL balance decreased from September 30, 2011 due to the implementation of a loan charge-off policy change during the second quarter of fiscal year 2012 as OCC Call Report requirements do not permit the use of SVAs, which the Bank was previously utilizing for potential loan losses, as permitted by our previous regulator.  As a result of the implementation of the charge-off policy change, $3.5 million of SVAs were charged-off during the current quarter.  These charge-offs did not impact the provision for credit losses, and therefore had no additional income statement impact, as the amounts were expensed in previous periods.

See Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” and “Note 1 – Summary of Significant Accounting Policies” for a full discussion of our ACL methodology.  For additional information regarding our ACL activity, see “Note 4 – Loans Receivable and Allowance for Credit Losses.”

The following table presents the Company’s allocation of the ACL to each respective loan category at March 31, 2012 and September 30, 2011.  At March 31, 2012 and September 30, 2011, our ratio of ACL to non-performing loans was 41.4% and 58.3%, respectively, and our ratio of ACL to loans receivable, net was 0.24% and 0.30%, respectively.

	At				At
	March 31, 2012				September 30, 2011
		% of				% of
		ACL to				ACL to
	Amount of	Total	Total	% of Loans	Amount of	Total	Total	% of Loans
	ACL	ACL	Loans	to Total Loans	ACL	ACL	Loans	to Total Loans
	(Dollars in thousands)
One- to four-family:
Originated	$4,772	38.0%	$4,503,984	85.4%	$4,898	31.7%	$4,383,020	84.4%
Purchased	7,492	59.6	506,092	9.6	9,899	64.0	535,758	10.3
Multi-family and commercial	82	0.7	52,421	1.0	254	1.6	57,965	1.1
Construction	20	0.2	52,390	1.0	19	0.1	47,368	0.9
Consumer:
Home equity	156	1.2	153,345	2.9	354	2.3	164,541	3.2
Other consumer	37	0.3	7,064	0.1	41	0.3	7,224	0.1
	$12,559	100.0%	$5,275,296	100.0%	$15,465	100.0%	$5,195,876	100.0%

Securities.  The following table presents the distribution of our MBS and investment securities portfolios, at amortized cost, at the dates indicated.  Overall, fixed-rate securities comprised 77% of these portfolios at March 31, 2012.  The WAL is the estimated remaining maturity (in years) after projected prepayment speeds and projected call option assumptions have been applied.  The increase in the WAL between September 30, 2011 and March 31, 2012 was due to the maturity and call of short-term investment securities that were reinvested into longer-term MBS and investment securities. The WAL decreased on fixed-rate MBS due primarily to the purchase of MBS with WALs shorter than the existing portfolio.  The decrease in the yield between September 30, 2011 and March 31, 2012 was primarily a result of the purchase of MBS at market rates which resulted in average yields lower than that of the existing portfolios, repayments of MBS with yields higher than that of the remaining portfolio, and adjustable-rate MBS resetting to lower coupons due to a decline in related indices.  Yields on tax-exempt securities are not calculated on a taxable equivalent basis.

	March 31, 2012			September 30, 2011			March 31, 2011
	Balance	Yield	WAL	Balance	Yield	WAL	Balance	Yield	WAL
	(Dollars in thousands)
Fixed-rate securities:
MBS	$1,696,435	2.97%	3.76	$1,476,660	3.51%	4.23	$1,370,970	3.71%	3.95
GSE debentures	1,196,408	1.14	1.36	1,380,028	1.09	0.86	1,781,628	1.11	1.45
Municipal bonds	53,421	3.02	2.07	59,622	3.02	2.29	63,321	2.96	2.70
Total fixed-rate securities	2,946,264	2.23	2.75	2,916,310	2.36	2.59	3,215,919	2.25	2.54

Adjustable-rate securities:
MBS	891,297	2.79	7.66	893,655	2.85	7.07	941,279	3.05	5.18
Trust preferred securities	2,954	1.73	25.23	3,681	1.60	25.73	3,708	1.57	26.23
Total adjustable-rate securities	894,251	2.79	7.72	897,336	2.85	7.17	944,987	3.04	5.26
Total securities portfolio, at amortized cost	$3,840,515	2.36%	3.91	$3,813,646	2.47%	3.67	$4,160,906	2.43%	3.16

At March 31, 2012, Capitol Federal Financial, Inc., at the holding company level, had $181.0 million in investment securities with a yield of 0.58% and a WAL of 0.39 years.  All of the securities are classified as AFS.  The securities have laddered maturities in order to provide cash flows that can be used to pay dividends, repurchase stock, reinvest into higher yielding assets if interest rates rise, or pursue other corporate strategies, as deemed appropriate.  The yields on these securities are less than the yields on the Bank’s current investment portfolio due to the short-term nature of the securities.

Mortgage-Backed Securities.  The balance of MBS, which primarily consists of securities of U.S. GSEs, increased $214.5 million from $2.41 billion at September 30, 2011 to $2.63 billion at March 31, 2012.  The increase in MBS during the first six months of fiscal year 2012 was due to purchases funded, primarily, with cash flows from the investment securities portfolio and growth in deposits. The following table provides a summary of the activity in our portfolio of MBS for the periods presented.  The yields and WAL for purchases are presented as recorded at the time of purchase.  The yields for the beginning balances are as of the last day of the period previous to the period presented and the yield for the ending balances are as of the last day of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented.  The yield of the MBS portfolio decreased from September 30, 2011 to March 31, 2012 as a result of purchases of securities with yields lower than the existing portfolio, the maturity and repayment of securities with higher yields than the overall portfolio, and adjustable-rate MBS resetting to lower coupons due to a decline in related indices, which are generally based upon short-term interest rates. The beginning and ending WAL is the estimated remaining maturity (in years) after projected prepayment speeds have been applied.  The decrease in the WAL at March 31, 2012 compared to September 30, 2011 was due to the purchase of MBS with WALs shorter than the existing portfolio.

	For the Three Months Ended
	March 31, 2012			December 31, 2011			September 30, 2011			June 30, 2011
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$2,405,685	3.10%	5.03	$2,412,076	3.26%	5.31	$2,342,545	3.41%	5.09	$2,355,899	3.44%	4.45
Maturities and repayments	(142,937)			(152,322)			(130,137)			(105,142)
Net amortization of premiums/(discounts)	(1,550)			(1,507)			(1,168)			(781)
Purchases:
Fixed	313,481	1.86	4.53	126,498	2.12	4.18	157,720	2.65	4.05	92,010	2.88	4.39
Adjustable	52,867	1.69	6.29	22,887	2.20	4.50	45,564	2.12	6.24	--	--	--
Change in valuation on AFS securities	(1,002)			(1,947)			(2,448)			559
Ending balance - carrying value	$2,626,544	2.91%	5.11	$2,405,685	3.10%	5.03	$2,412,076	3.26%	5.31	$2,342,545	3.41%	5.09

	For the Six Months Ended
	March 31, 2012			March 31, 2011
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$2,412,076	3.26%	5.31	$1,607,864	4.00%	3.58
Maturities and repayments	(295,259)			(244,860)
Net amortization of premiums/(discounts)	(3,057)			(1,321)
Purchases:
Fixed	439,979	1.93	4.43	670,048	2.92	4.41
Adjustable	75,754	1.84	5.75	332,393	2.54	4.99
Change in valuation on AFS securities	(2,949)			(8,225)
Ending balance - carrying value	$2,626,544	2.91%	5.11	$2,355,899	3.44%	4.45

The following table presents our fixed-rate MBS portfolio, at amortized cost, based on the underlying weighted average loan rate, the annualized prepayment speeds for the quarter ended March 31, 2012, and the net premium/discount by interest rate tier.  Our fixed-rate MBS portfolio is somewhat less sensitive than our fixed-rate one- to four-family loan portfolio to repricing risk due to external refinancing barriers such as unemployment, income changes, and decreases in property values, which are generally more pronounced outside of our local market areas.  However, we are unable to control the interest rates and/or governmental programs that could impact the loans in our fixed-rate MBS portfolio, and are therefore more likely to experience reinvestment risk due to principal prepayments.  Additionally, prepayments impact the amortization/accretion of premiums/discounts on our MBS portfolio.  As prepayments increase, the related premiums/discounts are amortized/accreted at a faster rate.  The amortization of premiums decreases interest income while the accretion of discounts increases interest income.  As noted in the table below, the fixed-rate MBS portfolio had a net premium of $16.1 million as of March 31, 2012.  Given that the weighted average coupon on the underlying loans in this portfolio are above current market rates, the Bank could experience an increase in the premium amortization should prepayment speeds increase significantly, potentially reducing future interest income.

	Original Term
	15 years or less		More than 15 years
		Prepayment		Prepayment		Net
	Amortized	Speed	Amortized	Speed		Premium/
Rate Range	Cost	(annualized)	Cost	(annualized)	Total	(Discount)
	(Dollars in thousands)
< =3.50%	$396,457	4.79%	$--	--%	$396,457	$7,809
3.51 - 3.99%	617,187	13.37	49,015	8.22	666,202	5,010
4.00 - 4.50%	158,534	22.94	47,841	8.19	206,375	3,458
4.51 - 4.99%	176,611	24.18	5,568	7.86	182,179	(309)
5.00 - 5.50%	96,347	25.49	7,152	29.99	103,499	(37)
5.51 - 5.99%	62,824	24.33	36,206	29.23	99,030	21
>=6.00%	12,519	26.99	30,174	25.04	42,693	180
	$1,520,479	14.72%	$175,956	16.29%	$1,696,435	$16,132

Average rate	4.00%		4.91%		4.09%
Average remaining
contractual term (years)	11		18		12

Investment Securities.  Investment securities, which consist of U.S. GSE debentures (primarily issued by FNMA, FHLMC, or FHLB) and municipal investments, decreased $190.5 million, from $1.44 billion at September 30, 2011 to $1.25 billion at March 31, 2012.  The following tables provide a summary of the activity of investment securities for the periods presented.  The yields for the beginning balances are as of the last day of the period previous to the period presented and the yield for the ending balances are as of the last day of the period presented.  The increase in the yield at March 31, 2012 compared to September 30, 2011 was a result of purchases of securities during the December 31, 2011 quarter with yields higher than the overall portfolio yield and maturities of securities with yields lower than the overall portfolio yield.  The beginning and ending WALs represent the estimated remaining maturity (in years) of the securities after projected call dates have been considered, based upon market rates at each date presented.  The WAL at March 31, 2012 increased from September 30, 2011, due to maturities and calls that were partially replaced with securities with a WAL longer than the remaining portfolio.

	For the Three Months Ended
	March 31, 2012			December 31, 2011			September 30, 2011			June 30, 2011
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,294,462	1.25%	0.99	$1,444,480	1.17%	1.00	$1,621,161	1.16%	1.05	$1,847,915	1.17%	1.55
Maturities and calls	(328,306)			(424,991)			(486,853)			(326,009)
Net amortization of premiums/(discounts)	(663)			(558)			(1,385)			(1,391)
Purchases:
Fixed	290,015	1.00	3.37	273,955	1.29	2.21	310,338	1.21	1.73	99,974	1.51	2.62
Change in valuation of AFS securities	(1,571)			1,576			1,219			672
Ending balance - carrying value	$1,253,937	1.22%	1.46	$1,294,462	1.25%	0.99	$1,444,480	1.17%	1.00	$1,621,161	1.16%	1.05

	For the Six Months Ended
	March 31, 2012			March 31, 2011
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,444,480	1.17%	1.00	$1,332,656	1.47%	0.84
Maturities and calls	(753,297)			(544,421)
Net amortization of premiums/(discounts)	(1,221)			(2,054)
Purchases:
Fixed	563,970	1.14	2.81	1,061,825	1.05	1.37
Change in valuation of AFS securities	5			(91)
Ending balance - carrying value	$1,253,937	1.22%	1.46	$1,847,915	1.17%	1.55

Liabilities. Total liabilities increased $149.4 million, from $7.51 billion at September 30, 2011 to $7.66 billion at March 31, 2012.  The increase in total liabilities was due to a $161.8 million increase in the deposit portfolio and a $146.1 million increase in FHLB advances, partially offset by a $150.0 million decrease in other borrowings.  Each category within the deposit portfolio increased, led by the checking portfolio with a $70.6 million increase followed by the money market portfolio with a $45.8 million increase.  During the first quarter of fiscal year 2012, a $150.0 million repurchase agreement matured and was replaced with a $150.0 million fixed-rate FHLB advance, which accounts for the majority of the balance changes in both portfolios during the year.

During the current quarter, the Bank prepaid a $200.0 million fixed-rate FHLB advance with an interest rate of 3.88% and a remaining term to maturity of 15 months.  The prepaid FHLB advance was replaced with a $200.0 million fixed-rate FHLB advance, with a contractual interest rate of 0.86% and a term of 46 months.  The Bank paid a $7.9 million penalty to the FHLB as a result of prepaying the FHLB advance.  The prepayment penalty was deferred and will be recognized in interest expense over the life of the new advance and thereby effectively increased the interest rate on the new advance 108 basis points, to 1.94%, at the time of the transaction.

Deposits – Deposits increased $161.8 million between September 30, 2011 and March 31, 2012, due to growth in all categories, but primarily in the checking and money market portfolios.  The checking portfolio increased $70.6 million from $551.6 million at September 30, 2011 to $622.2 million at March 31, 2012.  The increase in our checking portfolio was due to customers keeping more cash readily available, as reflected by a 13.1% increase in the average customer checking account balance between period ends.  The money market portfolio increased $45.8 million from $1.07 billion at September 30, 2011 to $1.11 billion at March 31, 2012.  The increase in the money market portfolio was due to customers reinvesting funds from maturing certificates of deposit into the money market portfolio and some customers maintaining higher cash balances due to the current economic uncertainty and in anticipation of market rates increasing, which would provide flexibility to reinvest at higher rates, when available. If interest rates were to rise, it is possible our money market and checking account customers may move those funds to higher-yielding deposit products inside of the Bank or withdraw their funds to invest in higher yielding investments outside of the Bank.

The following table presents the amount, average rate and percentage of total deposits for checking, savings, money market and certificates at the periods presented.

	March 31, 2012			December 31, 2011			September 30, 2011			March 31, 2011
		Average	% of		Average	% of		Average	% of		Average	% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Checking	$622,216	0.08%	13.4%	$574,854	0.08%	12.8%	$551,632	0.08%	12.3%	$541,061	0.08%	11.5%
Savings	264,586	0.15	5.7	252,223	0.15	5.6	253,184	0.41	5.6	250,296	0.52	5.3
Money market	1,111,898	0.30	23.9	1,090,510	0.35	24.2	1,066,065	0.35	23.7	1,038,706	0.54	22.0
Certificates of deposit less than $100,000	1,697,959	1.64	36.4	1,702,129	1.75	37.8	1,741,485	1.91	38.8	1,812,407	2.14	38.5
Certificates of deposit of $100,000 or more	960,351	1.49	20.6	881,428	1.65	19.6	882,807	1.80	19.6	1,068,719	1.66	22.7
	$4,657,010	1.00%	100.0%	$4,501,144	1.09%	100.0%	$4,495,173	1.21%	100.0%	$4,711,189	1.36%	100.0%

At March 31, 2012, $83.7 million in certificates were brokered deposits, unchanged from September 30, 2011.  The $83.7 million of brokered deposits at March 31, 2012 had a weighted average rate of 2.58% and a remaining term to maturity of 2.4 years.  The Bank monitors the cost of brokered deposits and considers them as a potential source of funding, provided that investment opportunities are balanced with the funding cost. As of March 31, 2012, $184.3 million in certificates were public unit deposits, compared to $106.4 million in public unit deposits at September 30, 2011.  The $184.3 million of public unit deposits at March 31, 2012 had a weighted average rate of 0.25% and a remaining term to maturity of six months.  Management will continue to monitor the wholesale deposit market for attractive opportunities relative to the use of proceeds for investments.

The following tables set forth maturity information for our certificate of deposit portfolio at March 31, 2012.

	Amount Due
		More than	More than
	1 year	1 year to	2 to 3	More than
	or less	2 years	years	3 years	Total
	(Dollars in thousands)
0.00 – 0.99%	$559,214	$177,739	$11,970	$5,000	$753,923
1.00 – 1.99%	492,905	116,870	204,873	169,693	984,341
2.00 – 2.99%	79,957	206,682	215,524	217,764	719,927
3.00 – 3.99%	117,487	42,891	13,841	7,775	181,994
4.00 – 4.99%	16,913	638	285	289	18,125
	$1,266,476	$544,820	$446,493	$400,521	$2,658,310

Weighted average rate	1.19%	1.75%	1.97%	2.20%	1.59
Weighted average maturity (in years)	0.44	1.42	2.53	3.69	1.49
Weighted average maturity for the retail certificate of deposit portfolio (in years)					1.53

	Maturity
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)
Retail certificates of deposit less than $100,000	$229,499	$214,527	$369,056	$884,877	$1,697,959
Retail certificates of deposit of $100,000 or more	75,259	89,774	130,216	397,139	692,388
Public units/brokered deposits	108,000	26,071	24,074	109,818	267,963
Total certificates of deposit	$412,758	$330,372	$523,346	$1,391,834	$2,658,310

Borrowings –The following table presents FHLB advance and repurchase agreement activity for the periods presented.  The weighted average maturity (“WAM”) is the remaining weighted average contractual term in months.  The effective rate includes the net impact of the amortization of deferred prepayment penalties resulting from the prepayment of certain FHLB advances and deferred gains related to the termination of interest rate swaps.  Rates on new borrowings are fixed-rate.

	For the Three Months Ended
	March 31, 2012				December 31, 2011				September 30, 2011
	Amount	Contractual Rate	Effective Rate	WAM	Amount	Contractual Rate	Effective Rate	WAM	Amount	Contractual Rate	Effective Rate	WAM
	(Dollars in thousands)
Beginning principal balance	$2,915,000	3.19%	3.47%	36.10	$2,915,000	3.48%	3.76%	36.02	$3,041,000	3.53%	3.80%	37.48
Maturities and prepayments
FHLB advances	(350,000)	3.22	3.22		(100,000)	3.94	3.94		(76,000)	5.31	5.31
Repurchase agreements	--	--	--		(150,000)	4.41	4.41		(50,000)	3.83	3.83
New borrowings
FHLB advances	350,000	0.76	1.37	39.77	250,000	0.84	0.84	35.23	--	--	--	--
Repurchase agreements	--	--	--	--	--	--	--	--	--	--	--	--
Ending principal balance	$2,915,000	2.89%	3.25%	37.01	$2,915,000	3.19%	3.47%	36.10	$2,915,000	3.48%	3.76%	36.02

	For the Six Months Ended March 31,
	2012				2011
	Amount	Contractual Rate	Effective Rate	WAM	Amount	Contractual Rate	Effective Rate	WAM
	(Dollars in thousands)
Beginning principal balance	$2,915,000	3.48%	3.76%	36.02	$2,991,000	3.70%	3.98%	35.93
Maturities and prepayments
FHLB advances	(450,000)	3.38	3.38		(200,000)	4.71	4.71
Repurchase agreements	(150,000)	4.41	4.41		(125,000)	3.97	3.97
New borrowings
FHLB advances	600,000	0.79	1.15	37.88	200,000	2.83	2.83	82.09
Repurchase agreements	--	--	--	--	100,000	3.35	3.35	83.70
Ending principal balance	$2,915,000	2.89%	3.25%	37.01	$2,966,000	3.55%	3.83%	38.60

The following table presents the maturity of FHLB advances, at par, and repurchase agreements as of March 31, 2012.  The balance of FHLB advances excludes the deferred gain on the terminated interest rate swaps and the deferred prepayment penalty.  Management will continue to monitor the Bank’s investment opportunities and balance those opportunities with the cost of FHLB advances or other funding sources.

			Weighted	Weighted
	FHLB	Repurchase	Average	Average
Maturity by	Advances	Agreements	Contractual	Effective
Fiscal year	Amount	Amount	Rate	Rate(1)
	(Dollars in thousands)
2012	$100,000	$--	4.27%	4.27%
2013	325,000	145,000	3.68	4.06
2014	450,000	100,000	3.33	3.96
2015	600,000	20,000	1.73	1.97
2016	475,000	--	2.60	3.35
2017	400,000	--	3.17	3.21
2018	200,000	100,000	2.90	2.90
	$2,550,000	$365,000	2.89%	3.25%

Weighted average maturity (in years)				3.08

(1)  The effective rate includes the net impact of the amortization of deferred prepayment penalties resulting from the prepayment of certain FHLB advances and deferred gains related to the termination of interest rate swaps.

The following table presents the maturity of FHLB advances and repurchase agreements for the next four quarters as of March 31, 2012.

		Weighted
		Average
Maturity by		Contractual
Quarter End	Amount	Rate
	(Dollars in thousands)
June 30, 2012	$ --	--%
September 30, 2012	100,000	4.27
December 31, 2012	100,000	3.06
March 31, 2013	50,000	3.48
	$ 250,000	3.63%

Stockholders’ Equity. Stockholders’ equity decreased $27.1 million, from $1.94 billion at September 30, 2011 to $1.91 billion at March 31, 2012.  The decrease was due primarily to dividends paid of $40.5 million and the repurchase of common stock of $26.1 million, partially offset by net income of $38.1 million.

The $40.5 million of dividend payments consisted of quarterly dividends of $24.3 million and a special dividend of $16.2 million related to fiscal year 2011 earnings, per the Company’s dividend policy.  Dividend payments depend upon a number of factors including the Company’s financial condition and results of operations, the Bank’s regulatory capital requirements, regulatory limitations on the Bank’s ability to make capital distributions to the Company, and the amount of cash at the holding company.  On April 20, 2012, the Company declared a quarterly cash dividend of $0.075 per share, which will equate to approximately $11.9 million, payable on May 18, 2012.

On December 21, 2011, the Company announced that the Board of Directors authorized the repurchase of up to $193.0 million of the Company’s common stock.    During the quarter ended March 31, 2012, 2,199,100 shares were repurchased at an average price of $11.85 per share and retired.  Subsequent to March 31, 2012, the Company repurchased 1,298,440 shares at an average price of $11.77 per share, for a total of 3,497,540 shares at an average price of $11.82.

At the annual meeting of stockholders on January 24, 2012, the proposal for the stock benefits plan was approved by our stockholders.  It is expected that awards to be granted under the plan will primarily be restricted stock and stock option grants.  While no timetable has been established for awards to be granted under the plan, it is likely the first grants will be made during the quarter ending June 30, 2012.  In addition, it is likely that the size of the initial grants will be smaller and the vesting term shorter than those typically seen in a thrift conversion, in which case generally 100% of the equity shares are granted immediately and the vesting term is five years.   The Stock Benefits Committee intends to make grants as an incentive to management and not solely as a reward for prior service.

The following table presents quarterly dividends paid in calendar years 2012, 2011, and 2010.  For the quarter ended March 31, 2012, the table below does not present the actual dividend payout, but rather management’s estimate of the dividend payout as of April 30, 2012.

	Calendar Year
	2012	2011	2010
	(Dollars in thousands)
Quarter ended March 31
Total dividends paid	$12,145	$12,105	$10,739
Quarter ended June 30
Total dividends paid	11,883	12,105	10,496
Quarter ended September 30
Total dividends paid		12,106	10,496
Quarter ended December 31
Total dividends paid		12,145	10,597
Welcome dividend
Total dividends paid		96,838	--
Special year end dividend
Total dividends paid		16,193	6,359
Calendar year-to-date dividends paid	$24,028	$161,492	$48,687

Operating Results

The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2012	2011	2011	2011	2011
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$59,785	$60,675	$62,019	$62,393	$61,554
MBS	18,169	18,373	18,953	19,619	17,320
Investment securities	4,115	4,637	4,456	5,103	4,743
Other interest and dividend income	1,205	1,142	1,166	968	1,324
Total interest and dividend income	83,274	84,827	86,594	88,083	84,941

Interest expense:
FHLB advances	20,443	22,339	22,660	22,539	21,968
Deposits	11,835	12,787	14,602	15,516	16,069
Other borrowings	3,530	4,327	5,467	5,720	6,348
Total interest expense	35,808	39,453	42,729	43,775	44,385

Provision for credit losses	1,500	540	1,650	1,240	520

Net interest income
(after provision for credit losses)	45,966	44,834	42,215	43,068	40,036

Other income	6,172	6,152	6,434	6,100	6,144
Other expenses	21,969	22,067	23,022	23,102	22,855
Income tax expense	10,854	10,130	8,861	8,807	7,689
Net income	$19,315	$18,789	$16,766	$17,259	$15,636

Efficiency ratio	40.96%	42.83%	45.77%	45.83%	48.94%

Basic earnings per share	$0.12	$0.12	$0.10	$0.10	$0.10
Diluted earnings per share	0.12	0.12	0.10	0.10	0.10

Comparison of Operating Results for the Six Months Ended March 31, 2012 and 2011

Net income for the six months ended March 31, 2012 was $38.1 million, compared to $4.4 million for the six months ended March 31, 2011. The $33.7 million increase for the current year was due primarily to the $40.0 million ($26.0 million, net of income tax benefit) contribution to the Foundation in connection with the second step conversion and stock offering completed in December 2010 (the “corporate reorganization”).  Additionally, net interest income increased $12.2 million, or 15.2%, from $80.6 million for the prior year six month period to $92.8 million for the current year six month period.  The increase in net interest income was due primarily to a decrease in interest expense of $16.4 million, or 17.9%, partially offset by a decrease in interest income of $4.1 million, or 2.4%.

Non-GAAP Presentation

The following table presents selected financial results and performance ratios for the Company for the six months ended March 31, 2012 and 2011.  Because of the magnitude and non-recurring nature of the $40.0 million contribution to the Foundation in connection with the corporate reorganization, management believes it is important for comparability purposes to present selected financial results and performance ratios excluding the contribution to the Foundation.  The adjusted financial results and ratios for the six months ended March 31, 2011 are not presented in accordance with GAAP.

	For the Six Months Ended
		March 31, 2011
	March 31,	Actual	Contribution	Adjusted (1)
	2012	(GAAP)	to Foundation	(Non-GAAP)
		(Dollars in thousands, except per share data)

Net income (loss)	$38,104	$4,378	$(26,000)	$30,378
Operating expenses	44,036	86,193	40,000	46,193
Basic earnings (loss) per share	0.24	0.03	(0.16)	0.19
Diluted earnings (loss) per share	0.24	0.03	(0.16)	0.19

Return on average assets (annualized)	0.81%	0.09%	(0.57)%	0.66%
Return on average equity (annualized)	3.93	0.57	(3.36)	3.93
Operating expense ratio	0.93	1.86	0.86	1.00
Efficiency ratio	41.87%	92.66%	43.00%	49.66%

(1)  The adjusted financial results and ratios are not presented in accordance with GAAP as the amounts and ratios exclude the effect of the contribution to the Foundation, net of income tax benefit. The contribution to the Foundation of $26.0 million takes into account the $14.0 million of income tax benefit associated with the $40.0 million contribution.

Interest and Dividend Income

Total interest and dividend income for the current six month period was $168.1 million compared to $172.2 million for the prior year six month period.  The $4.1 million, or 2.4%, decrease was primarily a result of a decrease in interest income on loans receivable of $7.0 million, or 5.5%, partially offset by an increase in interest income on MBS of $3.7 million, or 11.5%.

Interest income on loans receivable was $120.5 million for the current six month period, compared to $127.5 for the prior year six month period.  The $7.0 million, or 5.5%, decrease in interest income on loans receivable was the result of a 35 basis point decrease in the average yield to 4.62% for the current six month period, partially offset by an increase of $79.8 million in the average balance of the portfolio.  The decrease in the weighted average yield was due to a significant amount of loan endorsements and refinances, along with originations and purchases at rates which were lower than the rates on loan repayments.

Interest income on MBS was $36.5 million for the current six month period, compared to $32.8 million for the prior year six month period.  The $3.7 million increase in interest income on MBS was a result of a $644.5 million increase in the average balance of the portfolio, partially offset by a decrease of 67 basis points in the weighted average yield to 3.03% for the current six month period.  The increase in the average balance was a result of purchases funded primarily by the proceeds from the corporate reorganization and partially from cash flows from the investment security portfolio and growth in the deposit portfolio.  The weighted average yield decreased between the two periods due to purchases of MBS at market rates which were at a lower average yield than the existing portfolio between the two periods, repayments on MBS with yields higher than the average yield of the remaining portfolio, and adjustable-rate securities repricing to lower market rates.

Interest income on investment securities was $8.8 million for the current six month period, compared to $9.5 million for the prior year six month period.  The $766 thousand decrease was due to a decrease in the average balance of $168.6 million, partially offset by an increase in the weighted average yield of four basis points to 1.32% for the current six month period.  The decrease in the average balance was due to calls and maturities not being replaced in their entirety, rather, the cash flows were used to fund MBS purchases and repurchase common stock.  Investment securities that matured at the holding company level were not reinvested in this portfolio, but rather were used to repurchase common stock and retained in deposit accounts at the Bank.

Interest Expense

Interest expense decreased $16.3 million, or 17.9%, to $75.3 million for the current six month period, from $91.6 million for the prior year period.  The decrease in interest expense was due to a decrease in interest expense on deposits of $8.8 million, or 26.4%, other borrowings of $5.2 million, or 40.0%, and FHLB advances of $2.3 million, or 5.1%.

Interest expense on deposits decreased $8.8 million to $24.6 million for the current six month period, from $33.4 million for the prior year six month period due primarily to a 39 basis point decrease in the average rate paid on the certificate of deposit portfolio to 1.71% for the current six month period, and partially to a 24 basis point decrease in the money market portfolio to 0.34% for the current six month period, as both portfolios continued to reprice to lower market rates.  Additionally, interest expense on the certificate of deposit portfolio decreased due to a $225.2 million decrease in the average balance of the portfolio.  The decrease in the average balance was due largely to the maturity and payout of one retail certificate of deposit related to a legal settlement to which the Bank was not a party and partially to decreases in medium and short-term certificates, partially offset by an increase in long-term certificates, as management competitively priced our longer term certificates in order to lengthen the weighted average maturity of the retail certificate of deposit portfolio in this lower rate environment.

Interest expense on FHLB advances decreased $2.3 million to $42.8 million for the current six month period, from $45.1 million for the prior year six month period due to a decrease of 41 basis points in the average rate paid, from 3.85% for the prior year six month period to 3.44% for the current six month period.  The decrease in the average rate paid was due primarily to advances that were renewed/prepaid between the two period ends.  The decrease in interest expense was partially offset by an increase of $136.9 million in the average balance of FHLB advances as some maturing repurchase agreements were replaced with advances as the rates on the advances were more favorable than comparable repurchase agreements.  Additionally, $76.0 million of advances with a weighted average contractual rate of 5.31% matured and were not renewed.

Interest expense on other borrowings decreased $5.2 million to $7.9 million for the current six month period, from $13.1 million for the prior year six month period due primarily to a $266.0 million decrease in the average balance.  Between periods, $225.0 million of repurchase agreements matured, some of which were replaced with FHLB advances and $50.0 million of which were not replaced.  Additionally, the Junior Subordinated Deferrable Interest Debentures of $53.6 million were repaid.

Net Interest Margin

The net interest margin, which is calculated as the difference between interest income and interest expense divided by average interest-earning assets, increased 24 basis points, to 2.02% for the current six month period, largely due to the decrease in interest expense on the certificate of deposit portfolio and other borrowings.

Provision for Credit Losses

The Bank recorded a provision for credit losses of $1.2 million in the prior year six month period, compared to a provision for credit losses of $2.0 million in the current six month period.  The provision for credit loss amount in the current six month period was composed of the replenishment of ACL for $1.0 million of charge-offs, primarily on bulk purchased loans, while the remaining $1.0 million primarily related to the increase in and/or establishment of allowance for credit losses on new delinquent and classified loans and adjustments to the formula allowance model in the first quarter of the current fiscal year.

Other Income and Expense

Total other income decreased slightly between periods, at $12.3 million for the current six month period compared to $12.5 million for the prior year six month period.

Total other expenses for the current six month period were $44.0 million, compared to $86.2 million in the prior year six month period.  The $42.2 million, or 49.0%, decrease was due primarily to a $40.0 million cash contribution to the Foundation in connection with the corporate reorganization in December 2010.  Other expenses, net decreased $1.8 million, or 22.6%, primarily due to an impairment and valuation allowance taken on the mortgage-servicing rights asset in the prior year six month period and a decrease in expenses related to REO operations.

In February 2011, the Federal Deposit Insurance Corporation adopted a new assessment structure for insured institutions effective April 2011.  One of the significant changes includes using average total Bank consolidated assets minus average tangible equity for the assessment base instead of average deposits and secured liabilities for the period.  As a result of the change, the deposit insurance assessment is anticipated to decrease by approximately $700 thousand for fiscal year 2012, as compared to fiscal year 2011.

Income Tax Expense

Income tax expense for the current six month period was $21.0 million compared to $1.3 million in the prior year six month period.  The increase in income tax expense between the periods was primarily a result of the $40.0 million contribution to the Foundation in the prior year six month period, which resulted in $14.0 million of income tax benefit, along with overall higher pretax income.  The effective tax rate for the current six month period was 35.5% compared to 22.6% in the prior year six month period.  The difference in the effective tax rate between periods was due primarily to a $686 thousand tax return to tax provision adjustment in the prior year six month period.  Excluding that adjustment, the effective income tax rate would have been 34.8% for the prior year six month period.

Average Balance Sheet

The following table presents the average balances of our assets, liabilities and stockholders’ equity and the related annualized yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated and the weighted average yield/rate on our interest-earning assets and interest-bearing liabilities at March 31, 2012.  Average yields are derived by dividing annualized income by the average balance of the related assets and average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown.  Average outstanding balances are derived from average daily balances.  The yields and rates include amortization of fees, costs, premiums and discounts which are considered adjustments to yields/rates. Yields on tax-exempt securities were not calculated on a tax-equivalent basis.

	At	For the Six Months Ended
	March 31, 2012	March 31, 2012			March 31, 2011
		Average	Interest		Average	Interest
	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets:		(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	4.61%	$5,214,027	$120,460	4.62%	$5,134,193	$127,497	4.97%
MBS (2)	2.91	2,415,850	36,542	3.03	1,771,375	32,760	3.70
Investment securities (2)(3)	1.22	1,323,899	8,752	1.32	1,492,469	9,518	1.28
Capital stock of FHLB	3.45	127,995	2,202	3.44	121,322	1,785	2.95
Cash and cash equivalents	0.25	117,751	145	0.25	509,407	628	0.25
Total interest-earning assets (1) (2)	3.61	9,199,522	168,101	3.65	9,028,766	172,188	3.81
Other noninterest-earning assets		234,260			237,487
Total assets		$9,433,782			$9,266,253

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Checking	0.08%	$548,356	$216	0.08%	$501,810	$219	0.09%
Savings	0.15	254,786	236	0.18	238,056	631	0.53
Money market	0.30	1,085,811	1,852	0.34	993,382	2,858	0.58
Certificates	1.59	2,608,987	22,318	1.71	2,834,225	29,742	2.10
Total deposits	1.00	4,497,940	24,622	1.09	4,567,473	33,450	1.47
FHLB advances (4)	3.17	2,486,771	42,782	3.44	2,349,838	45,099	3.85
Repurchase agreements	3.83	399,699	7,857	3.87	612,115	12,250	3.96
Other borrowings	--	--	--	--	53,609	828	3.05
Total borrowings	3.25	2,886,470	50,639	3.50	3,015,562	58,177	3.86
Total interest-bearing liabilities	1.86	7,384,410	75,261	2.03	7,583,035	91,627	2.42
Other noninterest-bearing liabilities		111,361			135,540
Stockholders’ equity		1,938,011			1,547,678
Total liabilities and stockholders’ equity		$9,433,782			$9,266,253

						(Continued)

	At	For the Six Months Ended
	March 31, 2012	March 31, 2012			March 31, 2011
		Average	Interest		Average	Interest
	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Rate	Balance	Paid	Rate	Balance	Paid	Rate
		(Dollars in thousands)

Net interest income (5)			$92,840			$80,561
Net interest rate spread (6)	1.75%			1.62%			1.39%
Net interest-earning assets		$1,815,112			$1,445,731
Net interest margin (7)				2.02			1.78
Ratio of interest-earning assets
to interest-bearing liabilities				1.25			1.19

Selected performance ratios:
Return on average assets (annualized)				0.81%			0.09%
Return on average equity (annualized)				3.93			0.57
Average equity to average assets				20.54			16.70
Operating expense ratio				0.93			1.86
Efficiency ratio				41.87			92.66

						(Concluded)

(1)  Calculated net of unearned loan fees and deferred costs, and undisbursed loan funds.  Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent. Balances include LHFS.

(2)  MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)  The average balance of investment securities includes an average balance of nontaxable securities of $57.4 million and $66.5 million for the six month periods ended March 31, 2012 and 2011, respectively.

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

Rate/Volume Analysis

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the six months ended March 31, 2012 to the six months ended March 31, 2011. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Six Months Ended
	March 31, 2012 vs. March 31, 2011
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,930	$(8,967)	$(7,037)
MBS	10,449	(6,667)	3,782
Investment securities	(1,068)	302	(766)
Capital stock of FHLB	104	313	417
Cash and cash equivalents	(483)	--	(483)
Total interest-earning assets	10,932	(15,019)	(4,087)

Interest-bearing liabilities:
Checking	20	(26)	(6)
Savings	42	(440)	(398)
Money market	249	(1,276)	(1,027)
Certificates	(2,217)	(5,180)	(7,397)
FHLB advances	2,270	(4,587)	(2,317)
Other borrowings	(4,949)	(272)	(5,221)
Total interest-bearing liabilities	(4,585)	(11,781)	(16,366)

Net change in net interest income	$15,517	$(3,238)	$12,279

Comparison of Operating Results for the Quarter Ended March 31, 2012 and 2011

Net income for the quarter ended March 31, 2012 was $19.3 million, compared to $15.6 million for the quarter ended March 31, 2011.  The $3.7 million, or 23.5%, increase for the current quarter was due primarily to a $6.9 million, or 17.0%, increase in net interest income, from $40.6 million for the prior year quarter to $47.5 million for the current quarter.  The increase in net interest income was due primarily to a decrease in interest expense of $8.6 million, or 19.3%, partially offset by a decrease in interest income of $1.6 million, or 2.0%.

Interest and Dividend Income

Total interest and dividend income for the current quarter was $83.3 million compared to $84.9 million for the prior year quarter.  The $1.6 million, or 2.0%, decrease was primarily a result of a decrease in interest income on loans receivable of $1.8 million, or 2.9%, and interest income on investments securities of $628 thousand, or 13.2%, partially offset by an increase in interest income on MBS of $849 thousand, or 4.9%.

Interest income on loans receivable for the current quarter was $59.8 million compared to $61.6 million for the prior year quarter.  The $1.8 million decrease in interest income on loans receivable was the result of a 23 basis point decrease in the average yield to 4.57% for the current year quarter, partially offset by an increase of $105.6 million in the average balance of the portfolio.  The decrease in the weighted average yield was due to a significant amount of loan endorsements and refinances, along with originations and purchases at rates which were lower than the rates on loan repayments.

Interest income on MBS for the current quarter was $18.2 million compared to $17.3 million for the prior year quarter.  The $849 thousand increase in interest income on MBS was a result of a $507.4 million increase in the average balance of the portfolio, partially offset by a decrease of 60 basis points in the weighted average yield to 2.97% for the current quarter.  The increase in the average balance was a result of purchases funded by an increase in deposits and proceeds from calls and maturities from the investment securities portfolio.  The weighted average yield decreased between the two periods due to purchases of MBS at market rates with lower average yields than the existing portfolio between the two periods, repayments of MBS with yields higher than the average yield of the remaining portfolio, and adjustable-rate securities repricing to lower market rates.

Interest income on investment securities for the current quarter was $4.1 million compared to $4.7 million for the prior year quarter.  The $628 thousand decrease in interest income on investment securities was due to a $380.6 million decrease in the average balance of the portfolio, partially offset by an increase of 15 basis points in the weighted average yield to 1.31% for the current quarter.  The decrease in the average balance was due to calls and maturities of securities, including $90.0 million at the holding company with a weighted average yield of 0.31%,  that were not entirely replaced.  Investment securities that matured at the holding company level were not reinvested in this portfolio, but rather were used to repurchase common stock and retained in a money market deposit account at the Bank. The weighted average yield increased between the two periods due to purchases of investment securities with yields greater than the existing portfolio and an increase in discount accretion on the trust preferred securities due to principal repayments during the current quarter.

Interest Expense

Interest expense decreased $8.6 million, or 19.3%, to $35.8 million for the current quarter, from $44.4 million for the prior year quarter.  The decrease in interest expense was due to a decrease in interest expense on deposits of $4.2 million, or 26.4%, other borrowings of $2.8 million, or 44.4%, and FHLB advances of $1.5 million, or 7.0%.

Interest expense on deposits for the current quarter was $11.8 million compared to $16.1 million for the prior year quarter.  The $4.3 million decrease was due primarily to a decrease of 36 basis points in the average rate paid on the certificate of deposit portfolio, from 2.00% for the prior year quarter to 1.64% for the current year quarter, as the portfolio continued to reprice to lower market rates, and a $264.2 million decrease in the average balance of the certificate of deposit portfolio.  The decrease in the average balance was primarily in medium and short-term certificates, partially offset by an increase in long-term certificates, as management competitively priced our longer term certificates in order to lengthen the weighted average maturity of the retail certificate of deposit portfolio in this lower rate environment.  Additionally, the decrease was due to the maturity and payout of one retail certificate of deposit related to a legal settlement to which the Bank was not a party.

Interest expense on FHLB advances was $20.4 million for the current quarter compared to $22.0 million in the prior year quarter.  The $1.6 million decrease was due to a decrease of 54 basis points in the average rate paid, from 3.79% for the prior year quarter to 3.25% for the current year quarter, partially offset by an increase of $176.1 million in the average balance. The decrease in the weighted average rate was due to the renewal/prepayment of $450.0 million of advances with a weighted average effective rate of 3.38% between the two periods.  The new advances have a weighted average effective rate of 1.25%.  The increase in the average balance was due to replacing certain maturing repurchase agreements as the rates on the advances were more favorable than comparable repurchase agreements.

Interest expense on other borrowings was $3.5 million for the current quarter compared to $6.3 million in the prior year quarter.  The $2.8 million decrease in interest expense on other borrowings was due primarily to a $297.8 million decrease in the average balance.  Between periods, $225.0 million of repurchase agreements matured, some of which were repaid with FHLB advances and $50.0 million of which were not replaced.  Additionally, the Junior Subordinated Deferrable Interest Debentures of $53.6 million were repaid.

Net Interest Margin

The net interest margin, which is calculated as the difference between interest income and interest expense divided by average interest-earning assets, increased 36 basis points, from 1.70% for the prior year quarter to 2.06% for the current quarter, largely due to the decrease in interest expense on the certificate of deposit portfolio and other borrowings.

Provision for Credit Losses

The Bank recorded a provision for credit losses of $1.5 million during the current quarter, compared to a provision of $520 thousand for the prior year quarter.  The provision recorded in the current year quarter was a result of the replenishment to the ACL of $1.0 million for charge-offs during the quarter, primarily on bulk purchased loans, and the increase in and/or establishment of allowance for credit losses on new delinquent and classified loans.

Other Income and Expense

Total other income remained relatively unchanged between periods at $6.2 million for the current year quarter compared to $6.1 million for the prior year quarter.

Total other expenses for the current quarter were $22.0 million, compared to $22.9 million in the prior year quarter.  The $886 thousand, or 3.9%, decrease was due primarily to decreases in salaries and employee benefits of $481 thousand and other expenses, net of $402 thousand.  The decrease in salaries and employee benefits was due primarily to a decrease in expenses related to the ESOP.  Other expenses, net decreased $402 thousand, or 11.2%, primarily due to a decrease in expenses related to our low-income housing partnerships.

Income Tax Expense

Income tax expense was $10.9 million for the current quarter, compared to $7.7 million for the prior year quarter.  The increase in the current quarter was due to higher pretax income and to a $686 thousand tax return to tax provision adjustment in the prior year quarter, which reduced income tax expense.  The effective tax rate for the current quarter was 36.0% compared to 33.0% for the prior year quarter.  The effective tax rate in the prior year quarter included higher deductible expenses, than the current year quarter, that were associated with the ESOP due to the new ESOP loan and the $0.60 per share welcome dividend paid in March 2011.  Additionally, the effective tax rate in the prior year quarter included the tax return to tax provision adjustment, which also lowered the effective tax rate.

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

	For the Three Months Ended
	March 31, 2012			March 31, 2011
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$5,236,465	$59,785	4.57%	$5,130,904	$61,554	4.80%
MBS (2)	2,450,532	18,169	2.97	1,943,172	17,320	3.57
Investment securities (2)(3)	1,257,852	4,115	1.31	1,638,448	4,743	1.16
Capital stock of FHLB	129,515	1,111	3.45	121,778	883	2.94
Cash and cash equivalents	152,735	94	0.25	721,407	441	0.25
Total interest-earning assets	9,227,099	83,274	3.61	9,555,709	84,941	3.56
Other noninterest-earning assets	238,195			234,608
Total assets	$9,465,294			$9,790,317

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Checking	$561,799	$109	0.08%	$512,707	$105	0.08%
Savings	256,970	86	0.13	240,843	312	0.53
Money market	1,096,620	907	0.33	1,021,935	1,413	0.56
Certificates	2,624,122	10,733	1.64	2,888,322	14,239	2.00
Total deposits	4,539,511	11,835	1.05	4,663,807	16,069	1.40
FHLB advances (4)	2,526,848	20,443	3.25	2,350,722	21,968	3.79
Repurchase agreements	365,000	3,530	3.83	609,167	5,939	3.90
Other borrowings	--	--	--	53,609	409	3.05
Total borrowings	2,891,848	23,973	3.32	3,013,498	28,316	3.80
Total interest-bearing liabilities	7,431,359	35,808	1.94	7,677,305	44,385	2.34
Other noninterest-bearing liabilities	98,696			96,596
Stockholders’ equity	1,935,239			2,016,416
Total liabilities and stockholders’ equity	$9,465,294			$9,790,317
					(Continued)

	For the Three Months Ended
	March 31, 2012			March 31, 2011
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Net interest income (5)		$47,466			$40,556
Net interest rate spread (6)			1.67%			1.22%
Net interest-earning assets	$1,795,740			$1,878,404
Net interest margin (7)			2.06			1.70
Ratio of interest-earning assets
to interest-bearing liabilities			1.24			1.24

Selected performance ratios:
Return on average assets (annualized)			0.82%			0.64%
Return on average equity (annualized)			3.99			3.10
Average equity to average assets			20.45			20.60
Operating expense ratio			0.93			0.93
Efficiency ratio			40.96			48.94

					(Concluded)

(1)  Calculated net of unearned loan fees and deferred costs, and undisbursed loan funds.  Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent. Balances include LHFS.

(2)  MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)  The average balance of investment securities includes an average balance of nontaxable securities of $56.1 million and $64.5 million for the quarters ended March 31, 2012 and 2011, respectively.

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

Rate/Volume Analysis

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended March 31, 2012 to the quarter ended March 31, 2011.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	Quarter Ended March 31,
	2012 vs. 2011
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,238	$(3,007)	$(1,769)
MBS	4,063	(3,214)	849
Investment securities	(1,193)	565	(628)
Capital stock of FHLB	61	167	228
Cash equivalents	(347)	--	(347)
Total interest-earning assets	3,822	(5,489)	(1,667)

Interest-bearing liabilities:
Checking	9	--	9
Savings	21	(246)	(225)
Money market	101	(604)	(503)
Certificates	(1,184)	(2,331)	(3,515)
FHLB advances	1,490	(3,015)	(1,525)
Other borrowings	(2,714)	(104)	(2,818)
Total interest-bearing liabilities	(2,277)	(6,300)	(8,577)

Net change in net interest income	$6,099	$811	$6,910

Comparison of Operating Results for the Quarters Ended March 31, 2012 and December 31, 2011

For the current quarter, the Company recognized net income of $19.3 million, compared to net income of $18.8 million for the quarter ended December 31, 2011.  The $526 thousand, or 2.8%, increase in net income was due primarily to an increase in net interest income of $2.1 million, or 4.6%, partially offset by an increase in the provision for loan losses of $960 thousand and an increase in income tax expense of $724 thousand.

Interest and Dividend Income

Total interest and dividend income for the current quarter was $83.3 million compared to $84.8 million for the prior quarter.  The $1.5 million, or 1.8%, decrease was primarily a result of decreases in interest income on loans receivable and investment securities.

Interest income on loans receivable was $59.8 million for the current quarter, compared to $60.7 million for the prior quarter.  The $890 thousand, or 1.5%, decrease was due to a 10 basis point decrease in the weighted average yield to 4.57% for the current quarter, partially offset by an increase of $44.6 million in the average balance of the portfolio.  The decrease in the weighted average yield was due to loan endorsements and refinances, along with originations and purchases at rates which were lower than loan repayments. The increase in the average balance was due to originations and correspondent loan purchases.  See additional discussion regarding loan portfolio activity in “Financial Condition – Loans Receivable.”

Interest income on investment securities decreased $522 thousand, or 11.3%, primarily due to a decrease of $131.4 million in the average balance of the portfolio due to calls and maturities of investment securities that were used to purchase MBS and repurchase common stock.

Interest income on MBS for the current quarter was $18.2 million compared to $18.4 million for the prior quarter.  The $204 thousand, or 1.1%, decrease was due to a decrease of 12 basis points in the average yield to 2.97%, partially offset by an increase of $69.0 million in the average balance of the portfolio.  The decrease in the weighted average yield between the two periods was due primarily to purchases of MBS at market rates which resulted in a lower average yield than the existing portfolio between the two periods, and repayments on MBS with yields higher than the remaining portfolio, and ARMs repricing.  The increase in the average balance was a result of an increase in the deposit portfolio and cash flows from the investment securities portfolio that were used to purchase MBS.

Interest Expense

Total interest expense decreased $3.7 million, or 9.2%, to $35.8 million for the current quarter from $39.5 million for the prior quarter.  The decrease in interest expense was due to a $1.9 million, or 8.5%, decrease in interest expense on FHLB advances, a $951 thousand, or 7.4%, decrease in interest expense on deposits, and a $797 thousand decrease in interest expense on other borrowings.

Interest expense on deposits was $11.8 million for the current quarter, compared to $12.8 million for the prior quarter.  The $952 thousand decrease, or 7.5%, in interest expense on deposits was due primarily to a decrease of 13 basis points in the average rate paid on the certificate of deposit portfolio, from 1.77% for the prior quarter to 1.64% for the current quarter, as the portfolio continued to reprice to lower market rates.

Interest expense on FHLB advances was $20.4 million for the current quarter, compared to $22.3 million for the prior quarter.  The $1.9 million decrease in interest expense on FHLB advances was due to a $200.0 million advance that was prepaid during the current quarter, along with $100.0 million of advances that were renewed late in the prior quarter with a rate decrease of 313 basis points, and $150.0 million of advances that were renewed in the current quarter with a rate decrease of 173 basis points.  The decrease in interest expense on FHLB advances was partially offset by an $81.0 million increase in the average balance.

Interest expense on other borrowings was $3.5 million for the current quarter, compared to $4.3 million for the prior quarter.  The $797 thousand, or 18.4%, decrease in interest expense on other borrowings was due primarily to a $69.0 million decrease in the average balance due to the maturity of repurchase agreements during the prior quarter that were not renewed, but were replaced with FHLB advances.

Net Interest Margin

The net interest margin increased eight basis points, from 1.98% for the prior quarter to 2.06% for the current quarter, due to an overall decrease in the cost of funds, but most notably, a decrease in interest expense on FHLB advances.

Provision for Credit Losses

The Bank recorded a provision for credit losses of $1.5 million during the current quarter, compared to a provision of $540 thousand for the prior quarter.   The provision recorded in the current quarter was a result of the replenishment of ACL for $1.0 million of charge-offs during the quarter, primarily on bulk purchased loans, and the increase in and/or establishment of allowance for credit losses on new delinquent and classified loans.

Other Income and Expense

Total other income and total other expense remained relatively unchanged between quarters.  Total other income was $6.2 million for both quarters.  Total other expense was $22.0 million for the current quarter compared to $22.1 million for the prior quarter.

Income Tax Expense

Income tax expense was $10.9 million for the current quarter, compared to $10.1 million for the prior quarter.  The effective tax rate for the current quarter was 36.0% compared to 35.0% for the prior quarter.  The higher effective tax rate in the current quarter was due primarily to a true-up adjustment in the current quarter required to reach the effective tax rate of 35.5% for the fiscal year.  The increase in the effective tax rate between quarters was due to adjustments to certain state income tax expenses, and a decrease in the estimated non-taxable increase in the cash surrender value of BOLI from prior quarter, partially offset by an increase in low income housing tax credits in the current quarter.

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

	For the Three Months Ended
	March 31, 2012			December 31, 2011
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$5,236,465	$59,785	4.57%	$5,191,834	$60,675	4.67%
MBS (2)	2,450,532	18,169	2.97	2,381,545	18,373	3.09
Investment securities (2)(3)	1,257,852	4,115	1.31	1,389,228	4,637	1.34
Capital stock of FHLB	129,515	1,111	3.45	126,491	1,091	3.42
Cash and cash equivalents	152,735	94	0.25	83,148	51	0.24
Total interest-earning assets	9,227,099	83,274	3.61	9,172,246	84,827	3.70
Other noninterest-earning assets	238,195			230,366
Total assets	$9,465,294			$9,402,612

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Checking	$561,799	$109	0.08%	$535,058	$107	0.08%
Savings	256,970	86	0.13	252,626	150	0.24
Money market	1,096,620	907	0.33	1,075,119	945	0.35
Certificates	2,624,122	10,733	1.64	2,594,016	11,585	1.77
Total deposits	4,539,511	11,835	1.05	4,456,819	12,787	1.14
FHLB advances (4)	2,526,848	20,443	3.25	2,447,129	22,339	3.62
Repurchase agreements	365,000	3,530	3.83	434,022	4,327	3.90
Other borrowings	--	--	--	--	--	--
Total borrowings	2,891,848	23,973	3.32	2,881,151	26,666	3.66
Total interest-bearing liabilities	7,431,359	35,808	1.94	7,337,970	39,453	2.13
Other noninterest-bearing liabilities	98,696			123,889
Stockholders’ equity	1,935,239			1,940,753
Total liabilities and stockholders’ equity	$9,465,294			$9,402,612
					(Continued)

	For the Three Months Ended
	March 31, 2012			December 31, 2011
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Net interest income (5)		$47,466			$45,374
Net interest rate spread (6)			1.67%			1.57%
Net interest-earning assets	$1,795,740			$1,834,276
Net interest margin (7)			2.06			1.98
Ratio of interest-earning assets
to interest-bearing liabilities			1.24			1.25

Selected performance ratios:
Return on average assets (annualized)			0.82%			0.80%
Return on average equity (annualized)			3.99			3.87
Average equity to average assets			20.45			20.64
Operating expense ratio			0.93			0.94
Efficiency ratio			40.96			42.83

					(Concluded)

(1)  Calculated net of unearned loan fees and deferred costs, and undisbursed loan funds.  Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent. Balances include LHFS.

(2)  MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)  The average balance of investment securities includes an average balance of nontaxable securities of $56.1 million and $58.8 million for the quarters ended March 31, 2012 and December 31, 2011, respectively.

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

Rate/Volume Analysis

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended March 31, 2012 to the quarter ended December 31, 2011. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	Quarter Ended
	March 31, 2012 vs. December 31, 2011
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$507	(1,397)	$(890)
MBS	523	(727)	(204)
Investment securities	(422)	(100)	(522)
Capital stock of FHLB	15	5	20
Cash and cash equivalents	41	2	43
Total interest-earning assets	664	(2,217)	(1,553)

Interest-bearing liabilities:
Checking	6	--	6
Savings	2	(81)	(79)
Money market	17	(59)	(42)
Certificates	116	(953)	(837)
FHLB advances	604	(2,500)	(1,896)
Other borrowings	(716)	(81)	(797)
Total interest-bearing liabilities	29	(3,674)	(3,645)

Net change in net interest income	$635	$1,457	$2,092

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

We generally intend to maintain cash reserves sufficient to meet short-term liquidity needs, which are routinely forecasted for 10, 30, and 365 days.  Additionally, on a monthly basis, we perform a liquidity stress test in accordance with the Interagency Policy Statement on Funding and Liquidity Risk Management.  The liquidity stress test incorporates both short-term and long-term liquidity scenarios in order to identify periods of and to quantify liquidity risk. In the event short-term liquidity needs exceed available cash, the Bank has access to lines of credit at the FHLB and the Federal Reserve Bank.  The FHLB line of credit, when combined with FHLB advances, may generally not exceed 40% of total assets.  Our excess capacity at the FHLB as of March 31, 2012 was $942.3 million, which decreased $314.8 million from $1.26 billion at September 30, 2011.  The decrease was primarily due to a change in lending guidelines at the FHLB which resulted in a reduction of the lending percentage on one- to four-family loans from 85% to 78% between period ends, and our FHLB advance balance increasing $150.0 million since September 30, 2011. The Federal Reserve Bank line of credit is based upon the fair values of the securities pledged as collateral and certain other characteristics of those securities, and is used only when other sources of short-term liquidity are unavailable.  At March 31, 2012, the Bank had $2.20 billion of securities that were eligible but unused as collateral for borrowing or other liquidity needs.  This collateral amount is comprised of AFS and HTM securities with individual fair values greater than $10.0 million, which is then reduced by a collateralization ratio of 10% to account for potential market value fluctuations.  Borrowings on the lines of credit are outstanding until replaced by cash flows from long-term sources of liquidity, and are generally outstanding no longer than 30 days.

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

At March 31, 2012, cash and cash equivalents totaled $143.7 million, an increase of $22.6 million from September 30, 2011.

During the first six months of fiscal year 2012, loan originations and purchases, net of principal repayments and related loan activity, resulted in a cash outflow of $81.8 million, compared to a cash inflow of $62.5 million in the same period in the prior year, as principal repayments exceeded loan originations and purchases in the prior year period.  See additional discussion regarding loan activity in “Financial Condition – Loans Receivable.”

During the six months ended March 31, 2012, the Company received principal payments on MBS of $295.3 million and proceeds from called or matured investment securities of $753.3 million, which were reinvested into investment securities and MBS.  During the six months ended March 31, 2012, the Company purchased $564.0 million of investment securities and $515.7 million of MBS.  The growth in the securities portfolio was funded by an increase in deposits.

The following table presents the contractual maturity of our loan, MBS, and investment securities portfolios at March 31, 2012.  Loans and securities which have adjustable interest rates are shown as maturing in the period during which the contract is due.  The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses.

	Loans (1)		MBS		Investment Securities		Total
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Amounts due:
Within one year	$28,539	4.60%	$--	--%	$184,132	1.82%	$212,671	2.19%

After one year:
Over one to two	39,895	4.49	--	--	30,896	1.39	70,791	3.14
Over two to three	6,958	5.33	--	--	98,256	1.44	105,214	1.70
Over three to five	57,371	5.41	2,076	6.00	895,148	1.33	954,595	1.59
Over five to ten	355,821	4.82	570,481	3.81	36,307	1.91	962,609	4.11
Over 10 to 15	1,360,888	4.08	1,010,636	3.01	3,015	5.24	2,374,539	3.63
After 15 years	3,425,824	4.53	1,043,351	3.06	6,183	3.57	4,475,358	4.19
Total due after one year	5,246,757	4.45	2,626,544	3.21	1,069,805	1.39	8,943,106	3.71

	$5,275,296	4.45%	$2,626,544	3.21%	$1,253,937	1.45%	$9,155,777	3.68%

(1)

Demand loans, loans having no stated maturity, and overdraft loans are included in the amounts due within one year.  Construction loans are reported based on the term to complete construction.  The maturity date for home equity loans assumes the customer always makes the required minimum payment.

The Bank utilizes FHLB advances to provide funds for lending and investment activities.  The Bank’s policies allow advances up to 40% of total Bank assets.  At March 31, 2012, the Bank’s ratio of the face amount of advances to total assets, as reported to the OCC, was 27%.  The advances are secured by a blanket pledge of our loan portfolio, as collateral, supported by quarterly reporting to the FHLB.  Currently, the blanket pledge is sufficient collateral for the FHLB advances.  It is possible that increases in our borrowings or decreases in our loan portfolio or changes in FHLB lending guidelines could require the Bank to pledge securities as collateral on the FHLB advances.  The Bank relies on FHLB advances as a primary source of borrowings.  The outstanding amount of FHLB advances was $2.55 billion at March 31, 2012, of which $200.0 million is scheduled to mature in the next 12 months.  Maturing advances will likely be replaced with borrowings with terms between 36 and 60 months.

The Bank has access to and utilizes other sources for liquidity, such as secondary market repurchase agreements, brokered deposits, and public unit deposits.  The Bank’s policy limits total borrowings to 55% of total assets.  At March 31, 2012, the Bank had repurchase agreements of $365.0 million, or approximately 4% of assets, $50.0 million of which are scheduled to mature in the next 12 months.  The Bank may enter into additional repurchase agreements as management deems appropriate, not to exceed 15% of total assets.  The Bank has pledged securities with an estimated fair value of $430.5 million as collateral for repurchase agreements at March 31, 2012.  The securities pledged for the repurchase agreements will be delivered back to the Bank when the repurchase agreements mature.

As of March 31, 2012, the Bank’s policy allows for brokered deposits up to 10% of total deposits and public unit deposits up to 5% of total deposits.  At March 31, 2012, the Bank had brokered deposits of $83.7 million, or approximately 2% of total deposits and public unit deposits of $184.3 million, or approximately 4% of total deposits.  Management continuously monitors the wholesale deposit market for opportunities to obtain brokered and public unit deposits at attractive rates.  The Bank has pledged securities with an estimated fair value of $224.4 million as collateral for public unit deposits.  The securities pledged as collateral for public unit deposits are held under joint custody receipt by the FHLB and generally will be released upon deposit maturity.

At March 31, 2012, $1.27 billion of the $2.66 billion in certificates of deposit were scheduled to mature within one year.  Included in the $1.27 billion are $158.1 million in public unit deposits scheduled to mature within the same time period.  Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products at the prevailing rate, although no assurance can be given in this regard.

As of March 31, 2012, the Bank had entered into $15.3 million of agreements with a third party in connection with the remodeling of the Bank’s home office.  As of March 31, 2012, $5.0 million of those agreements were outstanding.  The existing home office building was constructed in 1961 and has been fully depreciated since 1997.  The project scope includes replacement of all mechanical and electrical systems, interior finishes, and exterior building components.  The completed project will result in a more energy efficient building which is expected to lower our utility and maintenance expenses.  There will be additional agreements and expenses related to the project through fiscal year 2013, which is when the project is expected to be completed.  Costs related to the project will be capitalized and depreciated according to the estimated useful life of the assets as they are placed in service.

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

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company.  So long as the Bank continues to remain “well-capitalized” after each capital distribution, operate in a safe and sound manner, provide the OCC and FRB with updated capital levels, non-performing asset balances and ACL information as requested, and comply with the capital management and interest rate risk management guidelines of the OCC and FRB, it is management’s belief that the OCC and FRB will continue to allow the Bank to distribute its net income to the Company, although no assurance can be given in this regard.

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

The Company paid cash dividends of $40.5 million during the six months ended March 31, 2012.  The $40.5 million of dividend payments consisted of quarterly dividends of $24.3 million and a special dividend of $16.2 million related to fiscal year 2011 earnings, per the Company’s dividend policy.  On April 20, 2012, the Company declared a quarterly cash dividend of $0.075 per share, which will equate to approximately $11.9 million, payable May 18, 2012.  Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, the Bank’s regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company.

At March 31, 2012, Capitol Federal Financial, Inc., at the holding company level, had $287.4 million on deposit with the Bank and $181.0 million in investment securities with a WAL of 0.39 years.  As of March 31, 2012, $60.2 million of these securities will mature within 90 days.

In December, 2011, the Company announced that the Board of Directors approved the repurchase of up to $193.0 million of the Company’s common stock.  The Company repurchased 2,199,100 shares of common stock at an average price of $11.85 per share during the current quarter.  This plan has no expiration date. See additional discussion regarding repurchase activity in “Financial Condition – Stockholders’ Equity.”

Off Balance Sheet Arrangements, Commitments and Contractual Obligations

The Company, in the normal course of business, makes commitments to buy or sell assets or to incur or fund liabilities.  Commitments may include, but are not limited to:

•	the origination, purchase, or sale of loans,
•	the purchase or sale of investment securities and MBS,
•	extensions of credit on home equity loans and construction loans,
•	terms and conditions of operating leases, and
•	funding withdrawals of deposit accounts at maturity.

The following table summarizes our contractual obligations and other material commitments as of March 31, 2012.

	Maturity Range
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
	(Dollars in thousands)

Operating leases	$12,861	$1,269	$2,221	$1,817	$7,554

Certificates of deposit	$2,658,310	$1,266,476	$991,313	$398,294	$2,227
Weighted average rate	1.59%	1.19%	1.85%	2.20%	2.67%

FHLB advances	$2,550,000	$200,000	$1,175,000	$575,000	$600,000
Weighted average rate	2.76%	3.67%	2.53%	2.64%	3.01%

Repurchase agreements	$365,000	$50,000	$195,000	$20,000	$100,000
Weighted average rate	3.83%	3.48%	4.10%	4.45%	3.35%

Commitments to originate and
purchase/participate in loans	$139,858	$139,858	$--	$--	$--
Weighted average rate	3.78%	3.78%	--%	--%	--%

Commitments to fund unused home
equity lines of credit and
commercial commitments	$266,276	$266,276	$--	$--	$--
Weighted average rate	4.54%	4.54%	--%	--%	--%

Unadvanced portion of
construction loans	$29,425	$29,425	$--	$--	$--
Weighted average rate	4.27%	4.27%	--%	--%	--%

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

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status in accordance with regulatory standards. As of March 31, 2012, the Bank exceeded all regulatory capital requirements.  The following table presents the Bank’s regulatory capital ratios at March 31, 2012 based upon regulatory guidelines.

		Regulatory
		Requirement
	Bank	For “Well-
	Ratios	Capitalized” Status
Tier 1 (core) capital	14.5%	5.0%
Tier 1 (core) risk-based capital	37.6%	6.0%
Total risk-based capital	37.9%	10.0%

A reconciliation of the Bank’s equity under GAAP to regulatory capital amounts as of March 31, 2012 is as follows (dollars in thousands):

Total Bank equity as reported under GAAP	$1,383,204
Unrealized gains on AFS securities	(24,663)
Other	(156)
Total tangible and core capital	1,358,385
ACL	12,559
Total risk-based capital	$1,370,944

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

For a complete discussion of the Bank’s asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Bank’s portfolios, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk” in the Company’s Annual Report to Stockholders for the year ended September 30, 2011, attached as Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.  The analyses presented in the tables below reflect the level of market risk at the Bank and does not include the assets of the Company, at the holding company level.  Assets at the holding company are not managed in accordance with the interest rate risk objectives of the Bank.  A general discussion of the impact of the holding company assets is included for each table.

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

The general objective of our interest rate risk management program is to determine and manage an appropriate level of interest rate risk while maximizing net interest income in a manner consistent with our policy to reduce, to the extent practicable, the exposure of net interest income to changes in market interest rates.  The Asset and Liability Committee (“ALCO”) regularly reviews the interest rate risk exposure of the Bank by forecasting the impact of hypothetical, alternative interest rate environments on net interest income and the market value of portfolio equity (“MVPE”) at various dates.  The MVPE is defined as the net of the present value of cash flows from existing assets, liabilities and off-balance sheet instruments.  The present values are determined based upon market conditions as of the date of the analysis as well as in alternative interest rate environments providing potential changes in the MVPE under those alternative interest rate environments.  Net interest income is projected in the same alternative interest rate environments, both with a static balance sheet and with management strategies considered.  The MVPE and net interest income analyses are also conducted to estimate our sensitivity to rates for future time horizons based upon market conditions as of the date of the analysis.  In addition to the interest rate environments presented below, management also reviews the impact of non-parallel rate shock scenarios on a quarterly basis.  These scenarios consist of flattening and steepening the yield curve by changing short-term and long-term interest rates independent of each other, and simulating cash flows and valuations as a result of these hypothetical changes in rates.  This analysis helps management quantify the Bank’s exposure to changes in the shape of the yield curve.

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

Change	Percentage Change in Net Interest Income
(in Basis Points)	At
in Interest Rates(1)	March 31, 2012	December 31, 2011	September 30, 2011
-100 bp	N/A	N/A	N/A
000 bp	--	--	--
+100 bp	1.64%	3.28%	4.46%
+200 bp	1.06%	2.38%	3.75%
+300 bp	-1.01%	-0.29%	-0.33%

(1)	Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

At March 31, 2012, the percentage change in the net interest income projections were less positive in the +100 and +200 basis point scenarios and more negative in the +300 basis point scenario than at December 31, 2011 and September 30, 2011.  The change in the sensitivity was a result of a reduction in the amount of cash flows projected to reprice in the next twelve months compared to December 31, 2011 and September 30, 2011, due to an increase in interest rates during the current quarter.  As interest rates increase, the amount of cash flows on mortgage-related assets and callable agency debentures expected to reprice decrease as borrowers’ have less economic incentive to refinance their mortgages into lower interest rates and agency debt issuers’ have less economic incentive to exercise their call options and issue lower costing debt.  The Bank benefits from rising interest rates in the +100 and +200 basis point interest rate scenarios at March 31, 2012, due to a decrease in the amount of assets projected to reprice to lower market interest rates as interest rates rise, and to repricing assets being in excess of repricing liabilities over the next twelve months.  In the +300 basis point interest rate scenario, repricing assets slow to a point where repricing liabilities more than offset the benefit of the higher interest rates on repricing assets.

The securities held at the holding company are short-term bullet agency debentures.  The inclusion of these securities in the net interest income projections at March 31, 2012 would have resulted in a more positive impact in the rising interest rate environments.  The cash flows from these securities do not change as interest rates rise and, as a result, provide cash flows that could be reinvested at the higher interest rates in these scenarios. Currently, securities at the holding company are not being reinvested into new short-term securities upon their maturity.  Rather, the proceeds from maturing securities are being retained in a money market deposit account at the Bank which is thereby being invested in the Bank’s investment portfolio.  As a result, the impact this portfolio would have on net interest income projections has been reduced.

The following table sets forth the estimated percentage change in the MVPE for each period end presented based on the indicated instantaneous, parallel and permanent change in interest rates.  The percentage change in each interest rate environment represents the difference between the MVPE in the base case and the MVPE in each alternative interest rate environment.  The estimations of the MVPE used in preparing the table below are based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change, that any repricing of assets or liabilities occurs at current product or market rates for the alternative rate environments as of the dates presented, and that different prepayment rates are used in each alternative interest rate environment.  The estimated MVPE results from the valuation of cash flows from financial assets and liabilities over the anticipated lives of each for each interest rate environment.  The table below presents the effects of the changes in interest rates on our assets and liabilities as they mature, repay or reprice, as shown by the change in the MVPE for alternative interest rates.

Change	Percentage Change in MVPE
(in Basis Points)	At
in Interest Rates(1)	March 31, 2012	December 31, 2011	September 30, 2011
-100 bp	N/A	N/A	N/A
000 bp	--	--	--
+100 bp	-2.47%	0.28%	0.61%
+200 bp	-10.97%	-6.30%	-5.69%
+300 bp	-20.78%	-15.75%	-14.91%

(1)	Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

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

The sensitivity of the MVPE to changes in interest rates at March 31, 2012 increased from December 31, 2011 and September 30, 2011 due to an increase in interest rates during the current quarter.  As interest rates increase, the estimated fair values of liabilities with short average lives do not respond in the same manner as do longer maturity assets such as loans, which are primarily fixed-rate and have longer average lives.  Prepayment assumptions on loans, fixed-rate loans in particular, decrease in rising interest rate environments.  Cash flows from these assets are typically only realized through normal changes in customers’ lives, such as divorce, death, job-related relocations, or other life changing events.  The lower prepayment assumptions extend the expected average lives of these assets, thereby increasing their sensitivity to changes in interest rates.  The net effect of these characteristics (short-lived liabilities and long-lived assets) is to increase the sensitivity of the Bank to changes in interest rates.

The inclusion of the holding company securities in the MVPE analysis would result in a lower level of sensitivity to the rising interest rate environments at March 31, 2012 due to their short-term nature, which would reduce the overall WAL of assets.  This would cause the market value of total assets to be less sensitive to changes in interest rates, thereby reducing the sensitivity of the MVPE at March 31, 2012.  As noted above, proceeds from securities maturing at the holding company are being retained in a money market deposit account at the Bank which is thereby being invested in the Bank’s investment portfolio.  As a result, the impact this portfolio would have on MVPE has been reduced.

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

The following gap table summarizes the anticipated maturities or repricing of the Bank’s interest-earning assets and interest-bearing liabilities as of March 31, 2012, based on the information and assumptions set forth in the notes below.  Cash flow projections for mortgage loans and MBS are calculated based on current interest rates.  Prepayment projections are subjective in nature, involve uncertainties and assumptions and, therefore, cannot be determined with a high degree of accuracy.  Although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates.  Assumptions may not reflect how actual yields and costs respond to market changes.  The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates.  Certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the gap table.  For additional information regarding the impact of changes in interest rates, see the Percentage Change in Net Interest Income and Percentage Change in MVPE discussion and tables within this section.

Gap Table.  The gap table summarizes the anticipated maturities or repricing of the Bank’s interest-earning assets and interest-bearing liabilities as of March 31, 2012 based on the information and assumptions set forth in the notes below.

	Within	Three to	More Than	More Than
	Three	Twelve	One Year to	Three Years	Over
	Months	Months	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable: (1)
Mortgage loans:
Fixed-rate	$300,284	$794,403	$1,239,719	$580,881	$1,310,663	$4,225,950
Adjustable-rate	88,398	443,741	226,717	78,839	17,311	855,006
Other loans	119,599	13,900	16,269	5,187	4,987	159,942
Investment securities (2)	56,866	264,770	52,844	695,951	1,673	1,072,104
MBS (3)	321,638	668,433	769,384	369,362	458,915	2,587,732
Other interest-earning assets	118,909	--	--	--	--	118,909
Total interest-earning assets	1,005,694	2,185,247	2,304,933	1,730,220	1,793,549	9,019,643

Interest-bearing liabilities:
Deposits:
Checking (4)	87,679	46,708	99,876	80,758	307,195	622,216
Savings (4)	84,392	12,008	27,687	21,475	119,024	264,586
Money market (4)	61,487	239,576	339,726	184,726	573,779	1,399,294
Certificates	432,155	840,537	985,097	398,374	2,147	2,658,310
Borrowings (5)	--	250,000	1,375,499	595,000	747,259	2,967,758
Total interest-bearing liabilities	665,713	1,388,829	2,827,885	1,280,333	1,749,404	7,912,164

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$339,981	$796,418	$(522,952)	$449,887	$44,145	$1,107,479

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities	$339,981	$1,136,399	$613,447	$1,063,334	$1,107,479

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities as a
percent of total Bank assets at
March 31, 2012	3.62%	12.10%	6.53%	11.32%	11.79%
December 31, 2011	3.41	18.79	16.61	18.08	12.10
September 30, 2011	0.84	18.60	18.18	18.21	12.51

(1)

ARM loans are included in the period in which the rate is next scheduled to adjust or in the period in which repayments are expected to occur, or prepayments are expected to be received, prior to their next rate adjustment, rather than in the period in which the loans are due.  Fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization and prepayment assumptions.  Balances have been reduced for loans 90 or more days delinquent, which totaled $25.3 million at March 31, 2012.

(2)	Based on contractual maturities, terms to call date or pre-refunding dates as of March 31, 2012, and excludes the unrealized gain adjustment of $839 thousand on AFS investment securities.
(3)	Reflects estimated prepayments of MBS in our portfolio, and excludes the unrealized gain adjustment of $38.8 million on AFS MBS.
(4)

Although the Bank’s checking, savings and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities.  The decay rates (the assumed rate at which the balance of existing accounts would decline) used on these accounts are based on assumptions developed from our actual experience with these accounts.  If all of the Bank’s checking, savings and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $617.8 million, for a cumulative one-year gap of (6.6)% of total assets.

(5)	Borrowings exclude $24.8 million of deferred prepayment penalty costs and $367 thousand of deferred gain on the terminated interest rate swap agreements.

The one-year gap at March 31, 2012 was 12.10%, down from 18.79% and 18.60% at December 31, 2011 and September 30, 2011, respectively.  The decrease was due primarily to an increase in interest rates during the current quarter, which reduced the amount of assets projected to reprice in the next twelve months.  As interest rates increase, the amount of cash flows on mortgage-related assets and callable agency debentures expected to reprice decrease as borrowers’ have less economic incentive to refinance their mortgages into lower interest rates and agency debt issuers’ have less economic incentive to exercise their call options and issue lower costing debt.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Act”) as of March 31, 2012.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2012, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) identified in connection with the evaluation required by Rule 13a-15(d) of the Act that occurred during the Company’s quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table summarizes our share repurchase activity during the three months ended March 31, 2012 and additional information regarding our share repurchase program.  On December 21, 2011, the Company announced that the Board of Directors approved the repurchase of up to $193.0 million of the Company’s common stock. This plan has no expiration date.

Approximate
	Total		Total Number of	Additional Number	Dollar Amount
	Number of	Average	Shares Purchased as	of Shares Allowed	of Shares that May
	Shares	Price Paid	Part of Publicly	for Repurchase	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under New Plan	Under the Plan
January 1, 2012 through
January 31, 2012	-	$-	-	-	$-
February 1, 2012 through
February 29, 2012	-	-	-	-	-
March 1, 2012 through
March 31, 2012	2,199,100	11.85	2,199,100	-	166,947,819
Total	2,199,100		2,199,100		$166,947,819

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: May 4, 2012	By: /s/ John B. Dicus
John B. Dicus, Chairman, President and Chief Executive Officer

Date: May 4, 2012	By: /s/ Kent G. Townsend
Kent G. Townsend, Executive Vice President,
Chief Financial Officer, and Treasurer

INDEX TO EXHIBITS

ExhibitNumber	Document
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

10.5	Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference
10.6	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4,
2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference
10.7	Form of Restricted Stock Agreement under the RRP filed on February 4, 2005 as Exhibit 10.7 to the
December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference
10.8	Description of Named Executive Officer Salary and Bonus Arrangements filed on November 29,
2011 as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K and incorporated herein by reference
10.9	Description of Director Fee Arrangements filed on February 9, 2011 as Exhibit 10.9 to the
December 31, 2010 Form 10-Q and incorporated herein by reference
10.10	Short-term Performance Plan filed on August 4, 2011 as Exhibit 10.10 to the June 30, 2011
Form 10-Q and incorporated herein by reference
10.11	Capitol Federal Financial, Inc. 2012 Equity Incentive Plan (the “Equity Incentive Plan”) filed on December 22, 2011 as Appendix A to Capitol Federal Financial, Inc.’s Proxy Statement
(File No. 001-34814) and incorporated herein by reference
10.12	Form of Incentive Stock Option Agreement under the Equity Incentive Plan filed on
February 6, 2012 as Exhibit 10.12 to the December 31, 2011 Form 10-Q and incorporated herein by reference
10.13	Form of Non-Qualified Stock Option Agreement under the Equity Incentive Plan filed on
February 6, 2012 as Exhibit 10.13 to the December 31, 2011 Form 10-Q and incorporated herein by reference
10.14	Form of Stock Appreciation Right Agreement under the Equity Incentive Plan filed on
February 6, 2012 as Exhibit 10.14 to the December 31, 2011 Form 10-Q and incorporated herein by reference
10.15	Form of Restricted Stock Agreement under the Equity Incentive Plan filed on
February 6, 2012 as Exhibit 10.15 to the December 31, 2011 Form 10-Q and incorporated herein by reference
11	Statement re: computation of earnings per share*
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer
32

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer, and Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer

101

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 4, 2012, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at March 31, 2012 and September 30, 2011, (ii) Consolidated Statements of Operations for the three and six months ended March 31, 2012 and 2011, (iii) Consolidated Statement of Stockholders’ Equity for the six months ended March 31, 2012, (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2012 and 2011, and (v) Notes to the Unaudited Consolidated Financial Statements **

*No statement is provided because the computation of per share earnings can be clearly determined from the Financial Statements included in this report.

**Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.