Form 10-Q
period 2012-06-30
Capitol Federal Financial Inc
filed 2012-08-03
CIK 1490906

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.    20549

_________________

Form 10-Q

(Mark One)

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

                                                                                                or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

             OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  001-34814

_________________

Capitol Federal Financial, Inc.

(Exact name of registrant as specified in its charter)

Maryland	27-2631712
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Kansas Avenue, Topeka, Kansas	66603
(Address of principal executive offices)	(Zip Code)

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

As of July 31, 2012, there were 157,592,937 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	June 30,	September 30,
	2012	2011
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $153,606 and $105,292)	$172,948	$121,070
Securities:
Available-for-sale (“AFS”) at estimated fair value (amortized cost of $1,593,725 and $1,443,529)	1,632,297	1,486,439
Held-to-maturity (“HTM”) at amortized cost (estimated fair value of $2,143,961 and $2,434,392)	2,073,951	2,370,117
Loans receivable, net (of allowance for credit losses (“ACL”) of $11,777 and $15,465)	5,209,990	5,149,734
Bank-owned life insurance (“BOLI”)	57,667	56,534
Capital stock of Federal Home Loan Bank (“FHLB”), at cost	131,437	126,877
Accrued interest receivable	27,416	29,316
Premises and equipment, net	54,707	48,423
Other real estate owned (“OREO”), net	9,913	11,321
Other assets	50,288	50,968
TOTAL ASSETS	$9,420,614	$9,450,799

LIABILITIES:
Deposits	$4,592,437	$4,495,173
Advances from FHLB, net	2,527,903	2,379,462
Other borrowings	365,000	515,000
Advance payments by borrowers for taxes and insurance	32,231	55,138
Income taxes payable	2,763	2,289
Deferred income tax liabilities, net	22,584	20,447
Accounts payable and accrued expenses	44,838	43,761
Total liabilities	7,587,756	7,511,270

STOCKHOLDERS’ EQUITY:
Preferred stock ($0.01 par value) 100,000,000 shares authorized; none issued	--	--
Common stock ($0.01 par value) 1,400,000,000 shares authorized;
158,203,649 and 167,498,133 shares issued and outstanding
as of June 30, 2012 and September 30, 2011, respectively	1,582	1,675
Additional paid-in capital	1,315,352	1,392,567
Unearned compensation, Employee Stock Ownership Plan (“ESOP”)	(48,318)	(50,547)
Retained earnings	540,253	569,127
Accumulated other comprehensive income (“AOCI”), net of tax	23,989	26,707
Total stockholders’ equity	1,832,858	1,939,529
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,420,614	$9,450,799

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
INTEREST AND DIVIDEND INCOME:
Loans receivable	$57,547	$62,393	$178,007	$189,890
Mortgage-backed securities (“MBS”)	18,144	19,619	54,686	52,379
Investment securities	3,783	5,103	12,535	14,621
Capital stock of FHLB	1,111	925	3,313	2,710
Cash and cash equivalents	60	43	205	671
Total interest and dividend income	80,645	88,083	248,746	260,271

INTEREST EXPENSE:
FHLB advances	19,859	22,539	62,641	67,638
Deposits	11,068	15,516	35,690	48,966
Other borrowings	3,530	5,720	11,387	18,798
Total interest expense	34,457	43,775	109,718	135,402

NET INTEREST INCOME	46,188	44,308	139,028	124,869

PROVISION FOR CREDIT LOSSES	--	1,240	2,040	2,410
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	46,188	43,068	136,988	122,459

OTHER INCOME:
Retail fees and charges	3,940	3,961	11,958	11,465
Insurance commissions	870	548	2,213	2,254
Loan fees	499	589	1,634	1,865
Income from BOLI	334	512	1,133	1,348
Other income, net	437	490	1,466	1,629
Total other income	6,080	6,100	18,404	18,561

OTHER EXPENSES:
Salaries and employee benefits	11,517	12,046	32,690	33,104
Communications, information technology, and occupancy	4,093	4,168	11,927	12,021
Regulatory and outside services	1,148	1,243	3,696	3,571
Deposit and loan transaction costs	1,357	1,033	3,862	3,659
Federal insurance premium	1,133	1,158	3,309	4,144
Advertising and promotional	923	1,110	2,674	2,634
Contribution to Capitol Federal Foundation (“Foundation”)	--	--	--	40,000
Other expenses, net	2,734	2,344	8,783	10,162
Total other expenses	22,905	23,102	66,941	109,295
INCOME BEFORE INCOME TAX EXPENSE	29,363	26,066	88,451	31,725
INCOME TAX EXPENSE	10,690	8,807	31,674	10,088
NET INCOME	$18,673	$17,259	$56,777	$21,637

(Continued)

Basic earnings per common share	$0.12	$0.10	$0.35	$0.13
Diluted earnings per common share	$0.12	$0.10	$0.35	$0.13
Dividends declared per public share	$0.08	$0.08	$0.33	$1.55

Basic weighted average common shares	156,962,024	161,641,630	160,208,370	162,908,873
Diluted weighted average common shares	156,966,036	161,647,914	160,212,276	162,916,379

(Concluded)

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained	AOCI	Stockholders'
	Stock	Capital	ESOP	Earnings	(Loss)	Equity

Balance at October 1, 2011	$1,675	$1,392,567	$(50,547)	$569,127	$26,707	$1,939,529
Comprehensive income:
Net income				56,777		56,777
Changes in unrealized gain/losses on
securities AFS, net of deferred
income taxes of $1,620					(2,718)	(2,718)
Total comprehensive income						54,059

ESOP activity, net		2,541	2,229			4,770
Restricted stock activity, net	4	(14)				(10)
Stock-based compensation		569				569
Repurchase of common stock	(97)	(80,311)		(33,285)		(113,693)
Dividends on common stock to
stockholders ($0.33 per share)				(52,366)		(52,366)
Balance at June 30, 2012	$1,582	$1,315,352	$(48,318)	$540,253	$23,989	$1,832,858

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Nine Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56,777	$21,637
Adjustments to reconcile net income to net cash provided by
operating activities:
FHLB stock dividends	(3,313)	(2,710)
Provision for credit losses	2,040	2,410
Originations of loans receivable held-for-sale (“LHFS”)	(4,410)	(9,611)
Proceeds from sales of LHFS	5,084	11,590
Amortization and accretion of premiums and discounts on securities	6,456	5,548
Depreciation and amortization of premises and equipment	3,584	3,297
Amortization of deferred amounts related to FHLB advances, net	6,378	5,271
Common stock committed to be released for allocation - ESOP	4,770	4,490
Stock-based compensation	569	189
Changes in:
Prepaid federal insurance premium	2,923	3,774
Accrued interest receivable	1,900	(1,131)
Other assets, net	2,481	1,228
Income taxes payable/receivable	4,221	(296)
Accounts payable and accrued expenses	(12,499)	(5,763)
Net cash provided by operating activities	76,961	39,923

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(613,330)	(480,815)
Purchase of HTM securities	(560,024)	(1,775,436)
Proceeds from calls, maturities and principal reductions of AFS securities	460,930	261,366
Proceeds from calls, maturities and principal reductions of HTM securities	851,938	959,066
Proceeds from the redemption of capital stock of FHLB	2,405	4,941
Purchases of capital stock of FHLB	(3,652)	(7,162)
Net increase in loans receivable	(71,184)	(7,705)
Purchases of premises and equipment	(9,119)	(8,360)
Proceeds from sales of OREO	9,753	10,060
Net cash provided by (used in) investing activities	67,717	(1,044,045)

(Continued)

	For the Nine Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(52,366)	(138,004)
Deposits, net of withdrawals	97,264	189,954
Deferred FHLB prepayment penalty	(7,937)	--
Proceeds from borrowings	657,414	644,062
Repayments of borrowings	(657,414)	(647,671)
Change in advance payments by borrowers for taxes and insurance	(22,907)	(24,017)
Repurchase of common stock	(106,854)	--
Net proceeds from common stock offering	--	1,076,411
Stock options exercised	--	34
Excess tax benefits from stock options	--	8
Net cash (used in) provided by financing activities	(92,800)	1,100,777

NET INCREASE IN CASH AND CASH EQUIVALENTS	51,878	96,655
CASH AND CASH EQUIVALENTS:
Beginning of period	121,070	65,217
End of period	$172,948	$161,872

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$27,500	$10,371
Interest payments	$104,807	$131,371

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Note received from ESOP in exchange for common stock	$--	$47,260

Customer deposit holds related to common stock offering	$--	$17,690

Loans transferred to OREO	$9,429	$11,186

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

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods.  The ACL is a significant estimate that involves a high degree of complexity and requires management to make difficult and subjective judgments and assumptions about highly uncertain matters.  The use of different judgments and assumptions could cause reported results to differ significantly.  In addition, bank regulators periodically review the ACL of Capitol Federal Savings Bank (the “Bank”).  The bank regulators have the authority to require the Bank, as they can require all banks, to increase the ACL or recognize additional charge-offs based upon their judgments, which may differ from management’s judgments.  Any increases in the ACL or recognition of additional charge-offs required by bank regulators could adversely affect the Company’s financial condition and results of operations.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank.  The Bank has a wholly-owned subsidiary, Capitol Funds, Inc.    Capitol Funds, Inc. has a wholly-owned subsidiary, Capitol Federal Mortgage Reinsurance Company.  All intercompany accounts and transactions have been eliminated in consolidation.

Loans Receivable - Loans receivable that management has the intent and ability to hold for the foreseeable future are carried at the amount of unpaid principal, net of ACL, charge-offs, undisbursed loan funds, unamortized premiums and discounts, and deferred loan origination fees and costs.  Net loan origination fees and costs and premiums and discounts are amortized as yield adjustments to interest income using the level-yield method, adjusted for the estimated prepayment speeds of the related loans when applicable.  Interest on loans is credited to income as earned and accrued only if deemed collectible.

For borrowers experiencing financial difficulties, the Bank may grant a concession to the borrower.  Generally, the Bank grants a short-term payment accommodation to borrowers who are experiencing a temporary cash flow problem.  The most frequently used accommodation is to reduce the monthly payment amount for a period of six to 12 months, often by requiring payments of only interest and escrow during this period. These restructurings result in an extension of the maturity date of the loan.    For more severe situations requiring long-term solutions, the Bank also offers interest rate reductions to currently-offered rates and more lengthy extensions of the maturity date.  Each such concession is considered a troubled debt restructuring (“TDR”).  The Bank does not forgive principal or interest nor does it commit to lend additional funds, except for the capitalization of delinquent principal, interest and/or escrow balances not to exceed the original loan balance, to debtors whose terms have been modified in TDRs.  A restructured loan will be reported as a TDR and an impaired loan until it pays off, unless it has been restructured to an interest rate equal to or greater than the rate the Bank was willing to accept at the time of the restructuring for a new loan with comparable risk, and has performed under the new terms of the restructuring agreement for at least 12 consecutive months.  TDRs are reported as nonaccrual if the loan was either nonaccrual at the time of restructuring or if the borrower(s) did not receive a credit evaluation prior to the restructuring and have not made six consecutive monthly payments per the restructured loan terms.

Existing loan customers, whose loans have not been sold to third parties, who have not been delinquent on their contractual loan payments during the previous 12 months and who are not currently in bankruptcy, have the opportunity for a fee to endorse their original loan terms to current loan terms being offered.  The fee assessed for endorsing the mortgage loan is deferred and amortized over the remaining life of the endorsed loan using the level-yield method and is reflected as an adjustment to interest income.  Each endorsement is examined on a loan-by-loan basis and if the new loan terms represent more than a minor change to the loan, then the unamortized balance of the pre-endorsement deferred fees and/or costs associated with the mortgage loan are recognized in interest income at the time of the endorsement.  If the endorsement of terms does not represent more than a minor change to the loan, then the unamortized balance of the pre-endorsement deferred fees and/or costs continue to be deferred.  Endorsed loans are classified as TDRs when certain guidelines for soft credit scores and/or estimated loan-to-value (“LTV”) ratios are not met.  As a result of these changes since origination, the borrower could be experiencing financial difficulties even though the borrower has not been delinquent on their contractual loan payment in the previous 12 months.

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Interest income on impaired loans is recognized in the period collected unless the ultimate collection of principal is considered doubtful.  The following types of loans are reported as impaired loans: all nonaccrual loans, loans classified as substandard, loans partially charged-off, and certain TDRs.  However, all TDRs are accounted for as impaired loans in regards to evaluating the ACL.

Allowance for Credit Losses - The ACL represents management’s best estimate of the amount of inherent losses in the loan portfolio as of the balance sheet date.  Management’s methodology for assessing the appropriateness of the ACL consists of an analysis (“formula analysis”) model, along with analyzing several other factors.  Management maintains the ACL through provisions for credit losses that are charged to income.

For one- to four-family secured loans, losses are charged-off when the loan is generally 180 days delinquent.  Losses are based on new collateral values obtained through appraisals or broker price opinions (“BPOs”), less estimated costs to sell.  Anticipated private mortgage insurance (“PMI”) proceeds are taken into consideration when calculating the loss amount. An updated fair value is requested, at a minimum, every 12 months thereafter.  If the Bank holds the first and second mortgage, both loans are combined when evaluating whether there is a potential loss on the loan.  However, charge-offs for real estate-secured loans may also occur at any time if the Bank has knowledge of the existence of a potential loss.  For all other real estate loans that are not secured by one- to four-family property, losses are charged-off when the collection of such amounts is unlikely.  When a non-real estate secured loan is 120 days delinquent, any identified losses are charged-off.

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

Each quarter, a formula analysis is prepared which segregates the loan portfolio into categories based on certain risk characteristics.    The categories include the following: one- to four-family loans; multi-family and commercial loans; consumer home equity loans; and other consumer loans.  Home equity loans with the same underlying collateral as a one- to four-family loan are combined with the one- to four-family loan in the formula analysis model to calculate a combined LTV ratio.  Loans individually evaluated for loss are excluded from the formula analysis model.  The one- to four-family loan portfolio and related home equity loans are segregated into additional categories based on the following risk characteristics:  originated or bulk purchased; interest payments (fixed-rate, adjustable-rate, and interest-only); LTV ratios; borrower’s credit scores; and geographic location.  The categories were derived by management based on reviewing the historical performance of the one- to four-family loan portfolio and taking into consideration current economic conditions, such as trends in residential real estate values in certain areas of the U.S. and unemployment rates.  The geographic location category pertains primarily to certain states in which the Bank has experienced measurable loan losses.

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

Repurchase of Common Stock - Prior to the second-step stock offering in December 2010 (the “corporate reorganization”), common stock that was repurchased was classified as treasury stock and recorded at cost.  Effective with the corporate reorganization, the Company became a Maryland corporation which does not recognize treasury shares but considers repurchased shares as going back into authorized but unissued shares.

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

2.   Earnings Per Share

The Company accounts for the shares acquired by its ESOP and the shares awarded pursuant to its restricted stock benefit plans in accordance with Accounting Standards Codification (“ASC”) 260, which requires that unvested restricted stock awards that contain nonforfeitable rights to dividends be treated as participating securities in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation that determines earnings per share for each class of common stock and participating security. Shares acquired by the ESOP are not considered in the basic average shares outstanding until the shares are committed for allocation or vested to an employee’s individual account.

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Net income	$18,673	$17,259	$56,777	$21,637
Income allocated to participating securities (unvested restricted stock)(1)	(23)	--	(25)	--
Net income available to common stockholders	18,650	17,259	56,752	21,637

Average common shares outstanding	156,684,512	161,385,084	160,069,365	162,783,841
Average committed ESOP shares outstanding	277,512	256,546	139,005	125,032
Total basic average common shares outstanding	156,962,024	161,641,630	160,208,370	162,908,873

Effect of dilutive restricted stock	--	1,313	--	2,516
Effect of dilutive stock options	4,012	4,971	3,906	4,990

Total diluted average common shares outstanding	156,966,036	161,647,914	160,212,276	162,916,379

Net earnings per share:
Basic	$0.12	$0.10	$0.35	$0.13
Diluted	$0.12	$0.10	$0.35	$0.13

Antidilutive stock options and restricted stock, excluded
from the diluted average common shares
outstanding calculation	1,458,510	901,816	1,074,543	895,025

(1)Income allocated to participating securities (unvested restricted stock) was inconsequential for the three and nine month periods ended June 30, 2011.

3.   Securities

The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS and HTM securities at June 30, 2012 and September 30, 2011.  The majority of the MBS and investment portfolios are composed of securities issued by U.S. government-sponsored enterprises (“GSEs”).

	June 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$1,035,981	$4,137	$16	$1,040,102
Municipal bonds	2,439	94	--	2,533
Trust preferred securities	2,932	--	847	2,085
MBS	552,373	35,204	--	587,577
	1,593,725	39,435	863	1,632,297
HTM:
GSE debentures	99,962	521	--	100,483
Municipal bonds	50,907	1,876	7	52,776
MBS	1,923,082	67,676	56	1,990,702
	2,073,951	70,073	63	2,143,961
	$3,667,676	$109,508	$926	$3,776,258

	September 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$746,545	$1,996	$233	$748,308
Municipal bonds	2,628	126	--	2,754
Trust preferred securities	3,681	--	740	2,941
MBS	690,675	41,764	3	732,436
	1,443,529	43,886	976	1,486,439
HTM:
GSE debentures	633,483	3,171	--	636,654
Municipal bonds	56,994	2,190	4	59,180
MBS	1,679,640	59,071	153	1,738,558
	2,370,117	64,432	157	2,434,392
	$3,813,646	$108,318	$1,133	$3,920,831

The following tables summarize the estimated fair value and gross unrealized losses of those securities on which an unrealized loss at June 30, 2012 and September 30, 2011 was reported and the continuous unrealized loss position for at least 12 months or less than 12 months as of June 30, 2012 and September 30, 2011.

	June 30, 2012
	Less Than			Equal to or Greater
	12 Months			Than 12 Months
		Estimated	Unrealized		Estimated	Unrealized
	Count	Fair Value	Losses	Count	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	2	$42,729	$16	--	$--	$--
Trust preferred securities	--	--	--	1	2,085	847
MBS	--	--	--	--	--	--
	2	$42,729	$16	1	$2,085	$847

HTM:
GSE debentures	--	$--	$--	--	$--	$--
Municipal bonds	5	1,924	7	--	--	--
MBS	2	42,987	56	--	--	--
	7	$44,911	$63	--	$--	$--

	September 30, 2011
	Less Than			Equal to or Greater
	12 Months			Than 12 Months
		Estimated	Unrealized		Estimated	Unrealized
	Count	Fair Value	Losses	Count	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	7	$230,848	$233	--	$--	$--
Trust preferred securities	--	--	--	1	2,941	740
MBS	5	1,189	3	--	--	--
	12	$232,037	$236	1	$2,941	$740

HTM:
GSE debentures	--	$--	$--	--	$--	$--
Municipal bonds	2	615	4	--	--	--
MBS	1	25,142	153	--	--	--
	3	$25,757	$157	--	$--	$--

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

The unrealized losses at June 30, 2012 and September 30, 2011 were primarily a result of increases in market yields from the time of purchase.  In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase.  Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired.  Additionally, the impairment is also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities, nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity.

The amortized cost and estimated fair value of securities by remaining contractual maturity without consideration for call features or pre-refunding dates as of June 30, 2012 are shown below.  Actual maturities of MBS may differ from contractual maturities because borrowers have the right to prepay obligations, generally without penalties.  As of June 30, 2012, the amortized cost of the securities in our portfolio which are callable or have pre-refunding dates within one year totaled $737.8 million.  Maturities of MBS depend on the repayment characteristics and experience of the underlying financial instruments.  Issuers of certain investment securities have the right to call and prepay obligations with or without prepayment penalties.

	AFS		HTM
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
One year or less	$120,276	$120,437	$3,132	$3,145
One year through five years	893,287	897,321	130,442	132,201
Five years through ten years	163,825	174,995	396,470	414,194
Ten years and thereafter	416,337	439,544	1,543,907	1,594,421
	$1,593,725	$1,632,297	$2,073,951	$2,143,961

The following table presents the carrying value of the MBS in our portfolio by issuer as of the dates indicated.

	June 30, 2012	September 30, 2011
	(Dollars in thousands)
Federal National Mortgage Association (“FNMA”)	$1,428,447	$1,384,396
Federal Home Loan Mortgage Corporation (“FHLMC”)	891,748	823,728
Government National Mortgage Association	189,529	202,340
Private Issuer	935	1,612
	$2,510,659	$2,412,076

The following table presents the taxable and non-taxable components of interest income on investment securities for the time periods indicated.

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Taxable	$3,390	$4,639	$11,274	$13,176
Non-taxable	393	464	1,261	1,445
	$3,783	$5,103	$12,535	$14,621

The following table summarizes the amortized cost and estimated fair value of securities pledged as collateral as of the dates indicated.

	June 30, 2012		September 30, 2011
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Repurchase agreements	$403,286	$426,636	$571,016	$597,286
Retail deposits	--	--	44,429	44,991
Public unit deposits	198,497	208,704	116,472	124,785
Federal Reserve Bank	53,679	56,165	26,666	27,939
	$655,462	$691,505	$758,583	$795,001

4.   Loans Receivable and Allowance for Credit Losses

Loans receivable, net at June 30, 2012 and September 30, 2011 is summarized as follows:

	June 30, 2012	September 30, 2011
	(Dollars in thousands)
Real estate loans:
One- to four-family	$4,995,840	$4,918,778
Multi-family and commercial	49,755	57,965
Construction	52,163	47,368
Total real estate loans	5,097,758	5,024,111

Consumer loans:
Home equity	152,301	164,541
Other	6,744	7,224
Total consumer loans	159,045	171,765

Total loans receivable	5,256,803	5,195,876

Less:
Undisbursed loan funds	25,451	22,531
ACL	11,777	15,465
Discounts/unearned loan fees	21,246	19,093
Premiums/deferred costs	(11,661)	(10,947)
	$5,209,990	$5,149,734

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

The following table presents the recorded investment of loans, defined as the unpaid loan principal balance (net of unadvanced funds related to loans in process and charge-offs) inclusive of unearned loan fees and deferred costs, of the Company's loans 30 to 89 days delinquent, loans 90 or more days delinquent, total delinquent loans, total current loans, and the total loans receivable balance at June 30, 2012 and September 30, 2011 by class.  In the formula analysis model, delinquent loans not individually evaluated for impairment are assigned a higher loss factor than corresponding performing loans.  At June 30, 2012 and September 30, 2011, all loans in the 90 or more days delinquent category were on nonaccrual status.  In addition to loans 90 or more days delinquent, the Bank also had $4.2 million of originated one- to four-family TDRs classified as nonaccrual at June 30, 2012, as the borrowers had not yet made six consecutive payments per the restructured loan terms.  At June 30, 2012 and September 30, 2011, there were no loans 90 or more days delinquent that were still accruing interest.

	June 30, 2012
			Total		Total
	30 to 89 Days	90 or More Days	Delinquent	Current	Recorded
	Delinquent	Delinquent	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family loans - originated	$14,624	$9,313	$23,937	$4,502,515	$4,526,452
One- to four-family loans - purchased	8,530	11,895	20,425	459,457	479,882
Multi-family and commercial loans	--	--	--	56,388	56,388
Consumer - home equity	526	505	1,031	151,270	152,301
Consumer - other	128	20	148	6,596	6,744
	$23,808	$21,733	$45,541	$5,176,226	$5,221,767

	September 30, 2011
			Total		Total
	30 to 89 Days	90 or More Days	Delinquent	Current	Recorded
	Delinquent	Delinquent	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family loans - originated	$19,682	$12,363	$32,045	$4,362,498	$4,394,543
One- to four-family loans - purchased	6,243	13,836	20,079	520,876	540,955
Multi-family and commercial loans	--	--	--	57,936	57,936
Consumer - home equity	759	380	1,139	163,402	164,541
Consumer - other	92	3	95	7,129	7,224
	$26,776	$26,582	$53,358	$5,111,841	$5,165,199

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

The following tables set forth the recorded investment in loans, less charge-offs and specific valuation allowances (“SVAs”), classified as special mention or substandard at June 30, 2012 and September 30, 2011, by class.  At June 30, 2012 and September 30, 2011, there were no loans classified as doubtful or loss that were not fully charged-off or reserved.

	June 30, 2012		September 30, 2011
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family - originated	$36,159	$23,066	$32,673	$18,419
One- to four-family - purchased	905	16,387	447	15,987
Multi-family and commercial	2,253	--	7,683	--
Consumer - home equity	42	712	50	592
Consumer - other	--	20	--	5
	$39,359	$40,185	$40,853	$35,003

The following table shows the weighted average LTV and credit score information for originated and purchased one- to four-family loans and originated consumer home equity loans at June 30, 2012 and September 30, 2011.  Borrower credit scores are intended to provide an indication as to the likelihood that a borrower will repay their debts.  Credit scores are typically updated in the last month of the quarter and are obtained from a nationally recognized consumer rating agency.  The LTV ratios provide an estimate of the extent to which the Bank may incur a loss on any given loan that may go into foreclosure.  The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent bank appraisal, or BPO, if available.  In most cases, the most recent appraisal was obtained at the time of origination.

	June 30, 2012		September 30, 2011
	Weighted		Weighted
	Average	Weighted	Average	Weighted
	Credit	Average	Credit	Average
	Score	LTV	Score	LTV
One- to four-family - originated	763	65%	762	66%
One- to four-family - purchased	739	58	740	60
Consumer - home equity	745	19	742	20
	760	63%	759	64%

Troubled Debt Restructurings  - The following table presents the recorded investment prior to restructuring and immediately after restructuring for all loans restructured during the three and nine months ending June 30, 2012.  This table does not reflect the recorded investment at June 30, 2012.   The increase in the recorded investment at the time of the restructuring was generally due to the capitalization of delinquent amounts due.

	For the Three Months Ended			For the Nine Months Ended
	June 30, 2012			June 30, 2012
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
(Dollars in thousands)
One- to four-family loans - originated	30	$4,930	$4,945	155	$24,655	$24,761
One- to four-family loans - purchased	--	--	--	--	--	--
Multi-family and commercial loans	--	--	--	--	--	--
Consumer - home equity	--	--	--	1	--	10
Consumer - other	--	--	--	--	--	--
	30	$4,930	$4,945	156	$24,655	$24,771

As of June 30, 2012, the recorded investment of TDRs 30 to 89 days delinquent and over 90 days delinquent was $2.7 million and $2.3 million, respectively.  The following table provides information on TDRs restructured within the last 12 months that subsequently became delinquent during the three and nine months ended June 30, 2012.

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2012		June 30, 2012
	Number		Number
	of	Recorded	of	Recorded
	Contracts	Investment	Contracts	Investment
(Dollars in thousands)
One- to four-family loans - originated	5	$910	12	$1,748
One- to four-family loans - purchased	--	--	1	401
Multi-family and commercial loans	--	--	--	--
Consumer - home equity	--	--	--	--
Consumer - other	--	--	--	--
	5	$910	13	$2,149

Impaired loans - Substantially all of the impaired loans at June 30, 2012 and September 30, 2011 included in the impaired loan tables below were secured by residential real estate.  Impaired loans related to residential real estate are individually evaluated to ensure that the carrying value of the loan is not in excess of the fair value of the collateral, less estimated selling costs.  Fair values of residential real estate are estimated through such methods as current appraisals, BPOs, or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions.  If the outstanding loan balance is in excess of the estimated fair value determined by management, less estimated costs to sell, then a charge-off is recorded for the difference.  In January 2012, management implemented a loan charge-off policy change as Office of the Comptroller of the Currency (“OCC”) Call Report requirements do not permit the use of SVAs, which the Bank was previously utilizing for potential loan losses, as permitted by the Bank’s previous regulator.  As a result of implementing the loan charge-off policy, the balance of loans with no related allowance increased during the year as losses are now charged-off instead of establishing SVAs, as was permitted at September 30, 2011.

	June 30, 2012
				Current	Fiscal	Current	Fiscal
				Quarter	Year-to-Date	Quarter	Year-to-Date
		Unpaid		Average	Average	Interest	Interest
	Recorded	Principal	Related	Recorded	Recorded	Income	Income
	Investment	Balance	ACL	Investment	Investment	Recognized	Recognized
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$49,177	$49,367	$--	$50,075	$49,063	$487	$1,273
One- to four-family - purchased	16,312	16,174	--	16,258	11,535	44	162
Multi-family and commercial	--	--	--	--	279	--	--
Consumer - home equity	432	432	--	390	458	3	9
Consumer - other	3	3	--	7	7	--	--
	65,924	65,976	--	66,730	61,342	534	1,444
With an allowance recorded
One- to four-family - originated	3,561	3,564	144	3,652	3,327	22	67
One- to four-family - purchased	979	977	153	1,234	7,166	5	11
Multi-family and commercial	--	--	--	--	--	--	--
Consumer - home equity	280	280	53	223	205	1	4
Consumer - other	17	17	1	9	4	--	--
	4,837	4,838	351	5,118	10,702	28	82
Total
One- to four-family - originated	52,738	52,931	144	53,727	52,390	509	1,340
One- to four-family - purchased	17,291	17,151	153	17,492	18,701	49	173
Multi-family and commercial	--	--	--	--	279	--	--
Consumer - home equity	712	712	53	613	663	4	13
Consumer - other	20	20	1	16	11	--	--
	$70,761	$70,814	$351	$71,848	$72,044	$562	$1,526

	September 30, 2011

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	ACL
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$47,710	$47,845	$--
One- to four-family - purchased	6,075	6,056	--
Multi-family and commercial	563	565	--
Consumer - home equity	468	468	--
Consumer - other	5	5	--
	54,821	54,939	--
With an allowance recorded
One- to four-family - originated	3,297	3,299	335
One- to four-family - purchased	13,640	13,546	3,280
Multi-family and commercial	--	--	--
Consumer - home equity	264	264	140
Consumer - other	--	--	--
	17,201	17,109	3,755
Total
One- to four-family - originated	51,007	51,144	335
One- to four-family - purchased	19,715	19,602	3,280
Multi-family and commercial	563	565	--
Consumer - home equity	732	732	140
Consumer - other	5	5	--
	$72,022	$72,048	$3,755

Allowance for credit losses - The following is a summary of the activity in the ACL by segment and the ending balance of the ACL based on the Company’s impairment methodology for and at the periods presented.  As a result of the implementation of the charge-off policy change in January 2012, $3.5 million of SVAs were charged-off during the second fiscal quarter of 2012,  and are reflected in the activity for the nine months ended June 30, 2012.  These charge-offs did not impact the provision for credit losses, and therefore had no additional income statement impact, as the amounts were expensed in previous periods. There was no ACL for loans individually evaluated for impairment at June 30, 2012, as all potential losses were charged-off.

	For the Three Months Ended June 30, 2012
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
Quarter	(Dollars in thousands)
Beginning balance	$4,792	$7,492	$12,284	$82	$193	$12,559
Charge-offs	(227)	(498)	(725)	--	(65)	(790)
Recoveries	--	6	6	--	2	8
Provision for credit losses	1,495	(1,810)	(315)	106	209	--
Ending balance	$6,060	$5,190	$11,250	$188	$339	$11,777

Ratio of net charge-offs to average loans outstanding during the period						0.01%
Ratio of net charge-offs during the period to average non-performing assets						2.01%

ACL for loans collectively
evaluated for impairment	$6,060	$5,190	$11,250	$188	$339	$11,777

	For the Nine Months Ended June 30, 2012
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Year-to-Date
Beginning balance	$4,915	$9,901	$14,816	$254	$395	$15,465
Charge-offs	(814)	(4,652)	(5,466)	--	(270)	(5,736)
Recoveries	--	6	6	--	2	8
Provision for credit losses	1,959	(65)	1,894	(66)	212	2,040
Ending balance	$6,060	$5,190	$11,250	$188	$339	$11,777

Ratio of net charge-offs to average loans outstanding during the period						0.11%
Ratio of net charge-offs during the period to average non-performing assets						15.57%

The following is a summary of the loan portfolio at June 30, 2012 and September 30, 2011 by loan portfolio segment disaggregated by the Company’s impairment method.

	June 30, 2012
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment of loans
collectively evaluated for impairment	$4,460,187	$463,570	$4,923,757	$55,854	$157,606	$5,137,217

Recorded investment of loans
individually evaluated for impairment	66,265	16,312	82,577	534	1,439	84,550
	$4,526,452	$479,882	$5,006,334	$56,388	$159,045	$5,221,767

	September 30, 2011
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment of loans
collectively evaluated for impairment	$4,343,536	$521,240	$4,864,776	$57,373	$171,028	$5,093,177

Recorded investment of loans
individually evaluated for impairment	51,007	19,715	70,722	563	737	72,022
	$4,394,543	$540,955	$4,935,498	$57,936	$171,765	$5,165,199

As noted above, the Bank has a loan concentration in residential first mortgage loans.  Continued declines in residential real estate values could adversely impact the property used as collateral for the Bank’s loans.  Adverse changes in the economic conditions and increasing unemployment rates may have a negative effect on the ability of the Bank’s borrowers to make timely loan payments, which would likely increase delinquencies and have an adverse impact on the Bank’s earnings.  Further increases in delinquencies would decrease interest income on loans receivable and would likely adversely impact the Bank’s loan loss experience, resulting in an increase in the Bank’s ACL and provision for credit losses.  Although management believes the ACL was at an adequate level to absorb known and inherent losses in the loan portfolio at June 30, 2012, the level of the ACL remains an estimate that is subject to significant judgment and short-term changes.  Additions to the ACL may be necessary if future economic and other conditions worsen substantially from the current environment.

5.  Stock-Based Compensation

The Company has Stock Option and Restricted Stock Plans, both of which are considered share-based plans.  Compensation expense is recognized over the service period of the share-based payment award.  The Company utilizes a fair-value-based measurement method in accounting for the share-based payment transactions with employees, except for equity instruments held by the ESOP.

Stock Option Plans – The Company currently has two plans outstanding which provide for the granting of stock option awards, the 2000 Stock Option Plan and the 2012 Equity Incentive Plan.  The objective of both plans is to provide additional incentive to certain officers, directors and key employees by facilitating their purchase of a stock interest in the Company.  The total number of shares originally eligible to be granted as stock options under the 2000 Stock Option Plan was 8,558,411.  Prior to stockholder approval of the 2012 Equity Incentive Plan, the 2000 Stock Option Plan still had 2,867,859 shares available for future grants.  The Company intends to award all future stock option grants from the 2012 Equity Incentive Plan, which had 5,907,500 shares originally eligible to be granted as stock options.  The Company may issue incentive and nonqualified stock options under the 2012 Equity Incentive Plan.  The Company may also award stock appreciation rights, although to date no stock appreciation rights have been awarded.  The incentive stock options expire no later than 10 years and the nonqualified stock options expire no later than 15 years from the date of grant.  The date on which the options are first exercisable is determined by the Stock Benefits Committee (“sub-committee”), a sub-committee of the Compensation Committee (“committee”) of the Board of Directors.  The vesting period of the options generally ranges from three-to-five years.  The option price is equal to the market value at the date of the grant as defined by each plan.

At June 30, 2012, the Company had 4,810,500 shares still available for future grants of stock options under the 2012 Equity Incentive Plan.  This plan will expire in January 2027 and no additional grants may be made after expiration, but outstanding grants continue until they are individually vested, forfeited, or expire.  The following provisions generally apply: 1) if a holder of such stock options terminates service for reasons other than death, disability or termination for cause, the holder forfeits all rights to the non-vested stock options and all outstanding vested options granted to the holder will remain exercisable for three months following the termination date, but not beyond the expiration date of the options; 2) if the participant’s service terminates as a result of death or disability, all outstanding stock options vest and all outstanding stock options will remain exercisable for one year following such event, but not beyond the expiration date of the options; 3) if the participant’s service is terminated for cause, all outstanding stock options expire immediately; and 4) if a change in control of the Company occurs, all outstanding unvested stock options vest in full.

The Stock Option Plans are administered by the sub-committee, which selects the employees and non-employee directors to whom options are to be granted and the number of shares to be granted.  The exercise price may be paid in cash, shares of the common stock, or a combination of both.  The option price may not be less than 100% of the fair market value of the shares on the date of the grant. In the case of any employee who is granted an incentive stock option who owns more than 10% of the outstanding common stock at the time the option is granted, the option price may not be less than 110% of the fair market value of the shares on the date of the grant, and the option shall not be exercisable after the expiration of five years from the grant date.  Prior to the corporate reorganization in December 2010, the Company issued shares held in treasury upon the exercise of stock options.  After the corporate reorganization, new shares are issued by the Company upon the exercise of stock options.

The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model.  The weighted average grant-date fair value of stock options granted during the year-to-date ended June 30, 2012 was $1.62.  Compensation expense attributable to stock option awards during the nine months ended June 30, 2012 was $178 thousand ($154 thousand, net of tax).   The following weighted average assumptions were used for valuing stock option grants for the nine months ended June 30, 2012:

Risk-free interest rate	0.5%
Expected life (years)	4
Expected volatility	23.7%
Dividend yield	2.5%
Estimated forfeitures	0.0%

The risk-free interest rate was determined using the yield available on the option grant date for a zero-coupon U.S. Treasury security with a term nearest to the equivalent of the expected life of the option.  The expected life for options granted was based upon historical experience.  The expected volatility was determined using historical volatilities based on historical stock prices.  The dividend yield was determined based upon historical quarterly dividends and the Company’s stock price on the option grant date.  Estimated forfeitures were determined based upon voluntary termination behavior and actual option forfeitures.

A summary of option activity for the nine months ended June 30, 2012 follows:

		Weighted
		Average
	Number	Exercise
	of Options	Price
Options outstanding at beginning of year	906,964	$15.09
Granted	1,097,000	11.91
Forfeited	(13,346)	16.03
Expired	(3,390)	11.33
Exercised	--	--
Options outstanding at end of period	1,987,228	$13.34

The fair value of stock options vested during the nine months ended June 30, 2012 was $139 thousand.

The following summarizes information about the stock options outstanding and exercisable as of June 30, 2012:

			Options Outstanding
				Weighted	Weighted
				Average	Average
			Number	Remaining	Exercise	Aggregate
Exercise			of Options	Contractual	Price per	Intrinsic
Price			Outstanding	Life (in years)	Share	Value
			(Dollars in thousands, except per share amounts)

$4.07			8,783	2.8	$4.07	$69
10.86	-	12.71	1,100,160	11.5	11.91	2
13.33	-	17.59	827,160	6.8	14.97	--
19.19			51,125	5.9	19.19	--
			1,987,228	9.3	$13.34	$71

			Options Exercisable
				Weighted	Weighted
				Average	Average
			Number	Remaining	Exercise	Aggregate
Exercise			of Options	Contractual	Price per	Intrinsic
Price			Exercisable	Life (in years)	Share	Value
			(Dollars in thousands, except per share amounts)

$4.07			8,783	2.8	$4.07	$69
10.86	-	12.71	32,342	11.7	11.91	--
13.33	-	17.59	771,601	6.6	15.00	--
19.19			41,624	5.8	19.19	--
			854,350	6.7	$14.97	$69

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $11.88 as of June 30, 2012, which would have been received by the option holders had all option holders exercised their options as of that date.  The total number of in-the-money options exercisable as of June 30, 2012 was 9,595.

As of June 30, 2012, the total future compensation cost related to non-vested stock options not yet recognized in the consolidated statements of income was $1.7 million and the weighted average period over which these awards are expected to be recognized was 3.4 years.

Restricted Stock Plans – The Company currently has two plans outstanding which provide for the granting of restricted stock awards, the 2000 Recognition and Retention Plan and the 2012 Equity Incentive Plan.  The objective of both plans is to enable the Bank to retain personnel of experience and ability in key positions of responsibility.  Employees and directors are eligible to receive benefits under these plans at the sole discretion of the sub-committee.  The total number of shares originally eligible to be granted as restricted stock under the 2000 Recognition and Retirement Plan was 3,423,364.  Prior to stockholder approval of the 2012 Equity Incentive Plan, the 2000 Recognition and Retention Plan still had 358,767 shares available for future restricted stock grants.  The Company intends to award all future grants of restricted stock from the 2012 Equity Incentive Plan, which had 2,363,000 shares originally eligible to be granted as restricted stock.   At June 30, 2012, the Company had 1,999,175 shares available for future grants of restricted stock under the 2012 Equity Incentive Plan.  This plan will expire in January 2027 and no additional grants may be made after expiration, but outstanding grants continue until they are individually vested, forfeited, or expire.  The vesting period of the restricted stock awards generally ranges from three-to-five years.

Compensation expense in the amount of the fair market value of the common stock at the date of the grant, as defined by the plans, to the employee is recognized over the period during which the shares vest.  Compensation expense attributable to restricted stock awards during the nine months ended June 30, 2012 totaled $391 thousand ($251 thousand, net of tax).  The following provisions generally apply: 1) a recipient of such restricted stock will be entitled to all voting and other stockholder rights (including the right to receive dividends on vested and non-vested shares), except that the shares, while restricted, may not be sold, pledged or otherwise disposed of and are required to be held in escrow by the Company; 2) if a holder of such restricted stock terminates service for reasons other than death or disability, the holder forfeits all rights to the non-vested shares under restriction; and 3) if a participant’s service terminates as a result of death or disability, or if a change in control of the Company occurs, all restrictions expire and all non-vested shares become unrestricted.  A summary of restricted stock activity for the nine months ended June 30, 2012 follows:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Unvested restricted stock at beginning of year	13,582	$14.90
Granted	363,825	11.91
Vested	(18,046)	13.17
Forfeited	--	--
Unvested restricted stock at end of period	359,361	$11.96

The estimated forfeiture rate for the restricted stock granted during the year-to-date ended June 30, 2012 was 0% based upon voluntary termination behavior and actual forfeitures.  The fair value of restricted stock that vested during the nine months ended June 30, 2012 totaled $212 thousand.  As of June 30, 2012, there was $4.1 million of unrecognized compensation cost related to non-vested restricted stock to be recognized over a weighted average period of 3.5 years.

6.  Fair Value of Financial Instruments

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

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures.  The Company did not have any liabilities that were measured at fair value at June 30, 2012 and September 30, 2011.  The Company’s AFS securities are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as OREO, LHFS, and impaired loans.  These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.

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

AFS Securities - The Company’s AFS securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity.  The Company’s major security types based on the nature and risks of the securities are included in the table below.  The majority of the securities within the AFS portfolio are issued by U.S. GSEs.  The fair values for all AFS securities are based on quoted prices for similar securities.  Various modeling techniques are used to determine pricing for the Company’s securities, including option pricing and discounted cash flow estimates. The inputs to these models may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.  There are securities in the AFS portfolio that have significant unobservable inputs requiring the independent pricing services to use some judgment in pricing them.  These AFS securities are classified as Level 3.  All other AFS securities are classified as Level 2.

The following table provides the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a recurring basis, which consists of AFS securities, at June 30, 2012 and September 30, 2011.

	June 30, 2012
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3) (1)
	(Dollars in thousands)
AFS Securities:
GSE debentures	$1,040,102	$--	$1,040,102	$--
Municipal bonds	2,533	--	2,533	--
Trust preferred securities	2,085	--	--	2,085
MBS	587,577	--	587,577	--
	$1,632,297	$--	$1,630,212	$2,085

	September 30, 2011
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3) (2)
	(Dollars in thousands)
AFS Securities:
GSE debentures	$748,308	$--	$748,308	$--
Municipal bonds	2,754	--	2,754	--
Trust preferred securities	2,941	--	--	2,941
MBS	732,436	--	732,436	--
	$1,486,439	$--	$1,483,498	$2,941

(1)

The Company’s Level 3 AFS securities had no activity from September 30, 2011 to June 30, 2012, except for principal repayments of $964 thousand and increases in net unrealized losses recognized in other comprehensive income.  Increases in net unrealized losses included in other comprehensive income for the nine months ended June 30, 2012 were $67 thousand.

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

Loans Receivable - The unpaid principal balance of loans individually evaluated for impairment at June 30, 2012 and September 30, 2011 was $84.7 million and $72.0 million, respectively.  Substantially all of these loans were secured by residential real estate and were individually evaluated to ensure that the carrying value of the loan was not in excess of the fair value of the collateral, less estimated selling costs.  Fair values were estimated through current appraisals, BPOs, or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  Based on this evaluation, the Company charged-off any loss amounts at June 30, 2012; therefore there was no ACL related to these loans at June 30, 2012.  The ACL related to these loans at September 30, 2011 was $3.8 million.  In January 2012, the Company implemented a loan charge-off policy change whereby the Company no longer records SVAs for impairments; rather, loss amounts are charged-off.

OREO - OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower-of-cost or fair value.  Fair value is estimated through current appraisals, BPOs, or listing prices.    As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level  3.  The fair value of OREO at June 30, 2012 and September 30, 2011 was $9.9 million and $11.3 million, respectively.

The following table provides the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at June 30, 2012 and September 30, 2011.

	June 30, 2012
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Impaired loans	$84,690	$--	$--	$84,690
OREO	9,913	--	--	9,913
	$94,603	$--	$--	$94,603

	September 30, 2011
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Impaired loans	$72,048	$--	$--	$72,048
OREO	11,321	--	--	11,321
	$83,369	$--	$--	$83,369

Fair Value Disclosures - The Company determined estimated fair value amounts using available market information and a selection from a variety of valuation methodologies.    However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amount the Company could realize in a current market exchange.    The use of different market assumptions and estimation methodologies may have a material impact on the estimated fair value amounts.    The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2012 and September 30, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates.

The estimated fair values of the Company’s financial instruments as of June 30, 2012 and September 30, 2011 were as follows.

	June 30, 2012		September 30, 2011
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$172,948	$172,948	$121,070	$121,070
AFS securities	1,632,297	1,632,297	1,486,439	1,486,439
HTM securities	2,073,951	2,143,961	2,370,117	2,434,392
Loans receivable	5,209,990	5,543,120	5,149,734	5,475,150
BOLI	57,667	57,667	56,534	56,534
Capital stock of FHLB	131,437	131,437	126,877	126,877
Liabilities:
Deposits	4,592,437	4,646,677	4,495,173	4,553,516
Advances from FHLB	2,527,903	2,699,983	2,379,462	2,569,958
Other borrowings	365,000	389,500	515,000	545,096

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

Other Borrowings - Other borrowings consist of repurchase agreements.  The estimated fair value of the repurchase agreements is determined by discounting the future cash flows of each agreement using a margin to the LIBOR curve.

7.   Subsequent Events

In preparing these financial statements, management has evaluated events occurring subsequent to June 30, 2012, for potential recognition and disclosure.  There have been no material events or transactions which would require adjustments to the consolidated financial statements at June 30, 2012.

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

We have been, and intend to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve.  We attract retail deposits from the general public and invest those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences.  To a much lesser extent, we also originate consumer loans, loans secured by first mortgages on non-owner-occupied one- to four-family residences, multi-family and commercial real estate loans, and construction loans.  While our primary business is the origination of one- to four-family mortgage loans funded through retail deposits, we also purchase whole one- to four-family mortgage loans from correspondent and nationwide lenders, and invest in certain investment securities and MBS using funding from retail deposits, advances from FHLB, and repurchase agreements.  The Company is significantly affected by prevailing economic conditions including federal monetary and fiscal policies and federal regulation of financial institutions.  Retail deposit balances are influenced by a number of factors including interest rates paid on competing personal investment products, the level of personal income, and the personal rate of savings within our market areas.  Lending activities are influenced by the demand for housing and other loans, changing loan underwriting guidelines, as well as interest rate pricing competition from other lending institutions.  The primary sources of funds for lending activities include deposits, loan repayments, investment income, borrowings, and funds provided from operations.

The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, MBS, investment securities,  and cash, and the interest paid on deposits and borrowings.  On a weekly basis, management reviews deposit flows, loan demand, cash levels, and changes in several market rates to assess all pricing strategies.  We generally price our loan and deposit products based upon an analysis of our competition and changes in market rates.  The Bank generally prices its first mortgage loan products based on secondary market and competitor pricing.  Generally, deposit pricing is based upon a survey of competitors in the Bank’s market areas, and the need to attract funding and retain maturing deposits.  The majority of our loans are fixed-rate products with maturities up to 30 years, while the majority of our deposits have maturity or repricing dates of less than two years.

The Federal Open Market Committee of the Federal Reserve (the “FOMC”) noted in their August 2012 statement that the economy continues to expand at a moderate pace.  Growth in employment has slowed, and the level of unemployment remains elevated.  The June 2012 unemployment data indicated an unemployment rate of 8.2%, compared to recent levels as high as 9.1%.  The FOMC noted that household spending was off from levels seen earlier in the year; however, business fixed investment continued to advance.  Despite some signs of improvement, the housing sector continues to be depressed.  As a result, the FOMC decided to continue its program to extend the average maturity of its holdings of securities as announced in September 2011 by purchasing Treasury securities with remaining maturities of six to 30 years.  The FOMC also indicated in the August 2012 statement that the overnight lending rate would remain at zero to 0.25% through at least late 2014.

Economic conditions in the Bank’s local market areas have a significant impact on the ability of borrowers to repay loans and the value of the collateral securing these loans.  Our local market areas have not experienced the large fluctuations in property values as experienced by many segments of the United States.  As of June 2012, the unemployment rate was 6.1% for Kansas and 7.1% for Missouri, compared to the national average of 8.2%.  The unemployment rate remains relatively low, compared to the national average, due to diversified industries within our market areas, primarily in the Kansas City metropolitan statistical area, but it is higher than the historical average.  The Federal Housing Finance Agency price index for Kansas and Missouri has not experienced significant fluctuations during the past 10 years, which indicates relative stability in property values.    Our Kansas City market area comprises the largest segment of our loan portfolio and deposit base, and the average household income for our Kansas City market area is approximately $79 thousand per annum, based on 2011 estimates from the U.S. Bureau of Economic Analysis.  The average household income in our combined market areas is approximately $68 thousand per annum, with 92% of the population at or above poverty level, also based on the 2011 estimates from the U.S. Bureau of Economic Analysis.

Total assets decreased $30.2 million, from $9.45 billion at September 30, 2011 to $9.42 billion at June 30, 2012, due primarily to a $150.3 million decrease in securities, partially offset by an increase of $60.3 million in loans receivable and an increase in cash and cash equivalents of $51.9 million.  The decrease in securities was due primarily to investment securities being called and maturing during the period and not being fully replaced.  The increase in loans receivable was due primarily to an increase in the one- to four-family portfolio as a result of originations and purchases exceeding principal repayments.

Loans 30 to 89 days delinquent decreased $3.0 million from $26.8 million at September 30, 2011 to $23.8 million at June 30, 2012.  The decrease was primarily in our originated one- to four-family loan portfolio.  Loans more than 90 days delinquent decreased $4.9 million from $26.5 million at September 30, 2011 to $21.6 million at June 30, 2012.  The decrease was in both our originated one- to four-family loan portfolio and our bulk purchased loan portfolio.

Total liabilities increased $76.5 million, from $7.51 billion at September 30, 2011 to $7.59 billion at June 30, 2012. The increase in total liabilities was due primarily to a $97.3 million increase in the deposit portfolio. The increase in the deposit portfolio was led by a $55.8 million increase in the checking portfolio and a $32.9 million increase in the money market portfolio.

Stockholders’ equity decreased $106.7 million, from $1.94 billion at September 30, 2011 to $1.83 billion at June 30, 2012.  The decrease was due primarily to the repurchase of 9,658,309 shares of common stock for $113.7 million and to dividends paid of $52.4 million, partially offset by net income of $56.8 million.

Net income for the quarter ended June 30, 2012 was $18.7 million, compared to $17.3 million for the quarter ended June 30, 2011.  The $1.4 million, or 8.2%, increase for the current quarter was due primarily to a $1.9 million, or 4.2%, increase in net interest income, from $44.3 million for the quarter ended June 30, 2011 to $46.2 million for the current quarter.  The increase in net interest income was due primarily to a decrease in interest expense of $9.3 million, or 21.3%, partially offset by a decrease in interest income of $7.4 million, or 8.4%.  The net interest margin increased 12 basis points, from 1.88% for the quarter ended June 30, 2011 to 2.00% for the quarter ended June 30, 2012.  The increase was largely due to a decrease in the cost of funds.

Net income for the nine months ended June 30, 2012 was $56.8 million, compared to $21.6 million for the nine months ended June 30, 2011. The $35.2 million increase for the current year was due primarily to the $40.0 million ($26.0 million, net of income tax benefit) contribution to the Foundation in connection with the corporate reorganization.  Additionally, net interest income increased $14.1 million, or 11.3%, from $124.9 million for the prior year nine month period to $139.0 million for the current year nine month period.  The increase in net interest income was due primarily to a decrease in interest expense of $25.7 million, or 19.0%, partially offset by a decrease in interest income of $11.5 million, or 4.4%.  The net interest margin increased 19 basis points, from 1.82% for the prior year nine month period to 2.01% for the current nine month period.  The increase was largely due to a decrease in the cost of funds; specifically, to a decrease in interest expense on the certificate of deposit portfolio, other borrowings and FHLB advances.

The Bank currently expects to open one branch in calendar year 2012, and one in calendar year 2013.  Both branches will be located in our Kansas City market area.  Management continues to consider expansion opportunities in all of our market areas.

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

Allowance for Credit Losses.  The Company maintains an ACL to absorb inherent losses in the loan portfolio based upon ongoing quarterly assessments of the loan portfolio. The ACL is maintained through provisions for credit losses which are charged to income.  The methodology for determining the ACL is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded ACL.  Additionally, bank regulators have the ability to require the Bank, as they can require all banks, to increase the ACL or recognize additional charge-offs based upon their judgments, which may differ from management’s judgments.  Although management believes that the Bank has established and maintained the ACL at appropriate levels, additions may be necessary if economic and other conditions continue or worsen substantially from the current operating environment, and/or if bank regulators require the Bank to increase the ACL and/or recognize additional charge-offs.

Our primary lending emphasis is the origination and purchase of one- to four-family mortgage loans on residential properties, and, to a lesser extent, home equity and second mortgages on one- to four-family residential properties, resulting in a loan concentration in residential first mortgage loans.  As a result of our lending practices, we also have a concentration of loans secured by real property located in Kansas and Missouri.  At June 30, 2012, approximately 75% and 15% of the Bank’s loans were secured by real property located in Kansas and Missouri, respectively.  We believe the primary risks inherent in our one- to four-family and consumer portfolios are the continued weakened economic conditions, continued high levels of unemployment or underemployment, and a continuing decline in home real estate values.  Any one or a combination of these events may adversely affect borrowers’ ability or desire to repay their loans, resulting in increased delinquencies, non-performing assets, loan losses, and future loan loss provisions.  Although the multi-family and commercial loan portfolio also shares the risk of continued weakened economic conditions, the primary risks for the portfolio include the ability of the borrower to sustain sufficient cash flows from leases and to control expenses to satisfy their contractual debt payments, or the ability to utilize personal and/or business resources to pay their contractual debt payments if the cash flows are not sufficient.

Each quarter, we prepare a formula analysis which segregates our loan portfolio into categories based on certain risk characteristics such as loan type (one- to four-family, multi-family, etc.), interest payments (fixed-rate, adjustable-rate), loan source (originated or purchased), LTV ratios, borrower’s credit score and payment status (i.e. current or number of days delinquent).  Consumer loans, such as second mortgages and home equity lines of credit, with the same underlying collateral as a one- to four-family loan are combined with the one- to four-family loan in the formula analysis to calculate a combined LTV ratio.  All loans that are not individually evaluated for impairment are included in the formula analysis.  Quantitative loss factors are applied to each loan category in the formula analysis based on the historical net loss experience for each respective loan category.  Additionally, qualitative loss factors that management believes impact the collectability of the loan portfolio as of the evaluation date are applied to certain loan categories.  Such qualitative factors include changes in collateral values, unemployment rates, credit scores and delinquent loan trends.  Loss factors increase as loans are classified or go delinquent.

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

Generally, when a one- to four-family secured loan is 180 days delinquent, new collateral values are obtained through appraisals or BPOs.  If the estimated fair value of the collateral, less estimated costs to sell, is less than the current loan balance, the difference is charged-off.  Anticipated PMI proceeds are taken into consideration when calculating the amount of the charge-off.  An updated fair value is requested, at a minimum, every 12 months thereafter.  If the Bank holds the first and second mortgage, both loans are combined when evaluating whether there is a potential loss on the loan.  However, charge-offs for real estate-secured loans may also occur at any time if we have knowledge of the existence of a potential loss.  For all other real estate loans that are not secured by one- to four-family property, losses are charged-off when we believe the collection of such amounts is unlikely.  When a non-real estate secured loan is 120 days delinquent, any identified losses are charged-off.

Fair Value Measurements.  The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures, per the provisions of ASC 820, Fair Value Measurements and Disclosures.  In accordance with ASC 820, the Company groups its assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the underlying assumptions used to determine fair value, with Level 1 (quoted prices for identical assets in an active market) being considered the most reliable, and Level 3 having the most unobservable inputs and therefore being considered the least reliable.  The Company bases its fair values on the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.  As required by ASC 820, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.  The Company did not have any liabilities that were measured at fair value at June 30, 2012.

The Company’s AFS securities are our most significant assets measured at fair value on a recurring basis.  Changes in the fair value of AFS securities are recorded, net of tax, in AOCI, which is a component of stockholders’ equity.  As part of determining fair value, the Company obtains fair values for all AFS securities from independent nationally recognized pricing services. Various modeling techniques are used to determine pricing for the Company’s securities, including option pricing and discounted cash flow models. The inputs to these models may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.  There is a security in the AFS portfolio that has significant unobservable inputs requiring the independent pricing services to use some judgment in pricing the related securities.  This AFS security is classified as Level 3.  All other AFS securities are classified as Level 2.

Loans receivable and OREO are the Company’s significant assets measured at fair value on a non-recurring basis.  These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.  Fair value for these assets is estimated using current appraisals, BPOs, or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.

Financial Condition

Total assets decreased $30.2 million, from $9.45 billion at September 30, 2011 to $9.42 billion at June 30, 2012, due primarily to a $150.3 million decrease in securities, partially offset by an increase of $60.3 million in loans receivable and an increase in cash and cash equivalents of $51.9 million.  Total liabilities increased $76.5 million, from $7.51 billion at September 30, 2011 to $7.59 billion at June 30, 2012.  The increase in total liabilities was due primarily to a $97.3 million increase in the deposit portfolio, specifically the checking and money market portfolios.  Stockholders’ equity decreased $106.7 million, from $1.94 billion at September 30, 2011 to $1.83 billion at June 30, 2012.  The decrease was due primarily to the repurchase of 9,658,309 shares of common stock for $113.7 million and to dividends paid of $52.4 million, partially offset by net income of $56.8 million.

	Balance at
	June 30,	March 31,	December 31,	September 30,	June 30,
	2012	2012	2011	2011	2011
	(Dollars in thousands)
Total assets	$9,420,614	$9,573,144	$9,421,040	$9,450,799	$9,602,457
Cash and cash equivalents	172,948	143,707	170,175	121,070	161,872
AFS securities	1,632,297	1,715,445	1,570,730	1,486,439	1,269,987
HTM securities	2,073,951	2,165,036	2,129,417	2,370,117	2,693,719
Loans receivable, net	5,209,990	5,224,178	5,224,942	5,149,734	5,162,846
Capital stock of FHLB	131,437	130,614	129,503	126,877	125,797
Deposits	4,592,437	4,657,010	4,501,144	4,495,173	4,558,574
Advances from FHLB	2,527,903	2,525,535	2,531,304	2,379,462	2,453,642
Other borrowings	365,000	365,000	365,000	515,000	565,000
Stockholders’ equity	1,832,858	1,912,472	1,931,309	1,939,529	1,934,011
Equity to total assets at end of period	19.5%	20.0%	20.5%	20.5%	20.1%

Loans Receivable.    The loans receivable portfolio increased $60.3 million, or at an annualized rate of 1.6%, to $5.21 billion at June 30, 2012, from $5.15 billion at September 30, 2011.  The increase in loans receivable was due primarily to an increase in the one- to four-family portfolio as a result of originations and purchases.  Management continues its efforts to expand our lending relationships related to our nationwide bulk purchase program which is designed to provide mortgage loans that adhere to the Bank’s underwriting standards.  It is expected that purchases of loans from nationwide lenders will be funded primarily by the runoff of the investment and MBS portfolios.  During the first nine months of fiscal year 2012, the Bank originated $334.5 million one- to four-family loans and purchased $158.5 million one- to four-family loans from correspondent lenders.  Additionally, the Bank endorsed $707.5 million one- to four-family loans and refinanced $220.1 million of Bank customer one- to four-family loans during the first nine months of fiscal year 2012.

Included in the loan portfolio at June 30, 2012 were $143.8 million, or 2.8% of the total loan portfolio, of adjustable-rate mortgage (“ARM”) loans that were originated as interest-only.  Of these interest-only loans, $118.6 million were purchased in bulk loan packages from nationwide lenders, primarily during fiscal year 2005.  Interest-only ARM loans do not typically require principal payments during their initial term, and have initial interest-only terms of either five or 10 years.  The $118.6 million of purchased interest-only ARM loans held as of June 30, 2012, had a weighted average credit score of 724 and a weighted average LTV ratio of 71% at June 30, 2012.  In order to reduce future credit risk, the Bank has not purchased any interest-only ARM loans since 2006 and discontinued offering the product in its local markets during 2008.  At June 30, 2012, $70.5 million, or 49%, of the interest-only loans were still in their interest-only payment term.  At June 30, 2012, $5.8 million, or 22% of non-performing loans, were interest-only ARMs.

The following table presents characteristics of our loan portfolio as of June 30, 2012 and September 30, 2011. The weighted average rate of the loan portfolio decreased 32 basis points from 4.69% at September 30, 2011 to 4.37% at June 30, 2012.  The decrease in the weighted average portfolio rate was due to loan endorsements and refinances, along with originations and purchases at rates that were lower than the existing portfolio.  During the nine months ended June 30, 2012, the Bank endorsed $707.5 million of one- to four-family loans, with a weighted average rate decrease of 113 basis points.  Within the one- to four-family loan portfolio at June 30, 2012,  74% of the loans had a balance at origination of less than $417 thousand.

	June 30, 2012		September 30, 2011
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Real Estate Loans:
One-to four-family	$4,995,840	4.32%	$4,918,778	4.65%
Multi-family and commercial	49,755	6.11	57,965	6.13
Construction	52,163	4.14	47,368	4.27
Total real estate loans	5,097,758	4.34	5,024,111	4.66

Consumer Loans:
Home equity	152,301	5.43	164,541	5.48
Other	6,744	4.76	7,224	5.10
Total consumer loans	159,045	5.40	171,765	5.46

Total loans receivable	5,256,803	4.37%	5,195,876	4.69%

Less:
Undisbursed loan funds	25,451		22,531
ACL	11,777		15,465
Discounts/unearned loan fees	21,246		19,093
Premiums/deferred costs	(11,661)		(10,947)
Total loans receivable, net	$5,209,990		$5,149,734

The following tables present the weighted average credit score, LTV ratio, and average unpaid principal balance for our one- to four-family loans as of the dates presented.  Credit scores are typically updated in the last month of the quarter and are obtained from a nationally recognized consumer rating agency.  The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent bank appraisal or BPO.  In most cases, the most recent appraisal was obtained at the time of origination.

	June 30, 2012
	Balance	Credit Score	LTV	Average Balance
	(Dollars in thousands)
Originated	$4,027,991	764	65%	$124
Correspondent purchases	492,401	761	64	317
Bulk purchases	475,448	739	58	245
	$4,995,840	761	64%	$139

	September 30, 2011
	Balance	Credit Score	LTV	Average Balance
	(Dollars in thousands)
Originated	$3,986,957	763	66%	$123
Correspondent purchases	396,063	759	64	290
Bulk purchases	535,758	740	60	252
	$4,918,778	760	65%	$137

The following table presents the rates and weighted average lives (“WAL”) in years, which reflects prepayment assumptions, of our loan portfolio as of June 30, 2012.  The terms listed under fixed-rate one- to four-family loans represent original terms-to-maturity.  The terms listed under adjustable-rate one- to four-family loans represent initial terms-to-repricing.  Yields include the amortization of fees, costs, and premiums and discounts, all of which are considered adjustments to the yield.

	June 30, 2012
	Amount	Rate	WAL
	(Dollars in thousands)
Fixed-rate one- to four-family:
<= 15 years	$1,037,746	4.15%	2.4
> 15 years	3,122,790	4.64	3.4
Adjustable-rate one- to four-family:
<= 36 months	121,113	3.45	3.0
> 36 months	714,191	3.33	2.8
All other loans	260,963	5.28	1.5
Total loans receivable	$5,256,803	4.37%	3.0

The following table presents our fixed-rate one- to four-family loan portfolio, including our fixed-rate one- to four-family construction loans, and the annualized prepayment speeds for the quarter ended June 30, 2012, by interest rate tier.  Loan endorsements and refinances are considered prepayments and therefore are included in the prepayment speeds below.

	Original Term
	15 years or less			More than 15 years
		Prepayment Speed (annualized)			Prepayment Speed (annualized)
Rate	Principal	Including	Excluding	Principal	Including	Excluding
Range	Balance	Endorsements	Endorsements	Balance	Endorsements	Endorsements
	(Dollars in thousands)
< =3.50%	$287,339	4.05%	3.45%	$234,238	3.03%	3.03%
3.51 - 3.99%	275,596	14.88	9.69	326,263	9.79	7.84
4.00 - 4.50%	158,056	35.04	24.20	1,161,842	16.31	7.75
4.51 - 4.99%	129,260	41.41	28.59	311,393	36.73	14.19
5.00 - 5.50%	137,709	27.53	23.38	706,191	46.23	20.44
5.51 - 5.99%	28,684	33.93	23.35	195,660	41.69	20.76
>=6.00%	21,109	16.26	12.34	215,281	29.30	20.54
	$1,037,753	21.46%	15.46%	$3,150,868	27.00%	13.05%

The following table summarizes the activity in the loan portfolio for the periods shown, excluding changes in loans in process, deferred fees, and ACL.  Loans that were paid-off as a result of refinances are included in repayments.  Loan endorsements are not included in the activity in the following table because a new loan is not generated at the time of the endorsement.  The endorsed balance and rate are, however, included in the ending loan portfolio balance and rate.

	For the Three Months Ended
	June 30, 2012		March 31, 2012		December 31, 2011		September 30, 2011
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$5,275,296	4.45%	$5,282,485	4.53%	$5,195,876	4.69%	$5,211,991	4.79%
Originations and refinances:
Fixed	151,724	3.78	139,295	3.79	180,198	3.77	141,123	4.11
Adjustable	42,802	3.74	41,139	3.67	57,321	3.52	47,009	3.77
Purchases and Participations:
Fixed	34,567	3.94	31,165	4.29	44,800	4.03	29,585	4.47
Adjustable	12,722	3.00	16,426	3.07	53,206	3.79	13,864	3.49
Repayments	(256,221)		(228,203)		(247,928)		(244,512)
Principal charge-offs, net(1)	(782)		(4,546)		(7)		(95)
Other(2)	(3,305)		(2,465)		(981)		(3,089)
Ending balance	$5,256,803	4.37%	$5,275,296	4.45%	$5,282,485	4.53%	$5,195,876	4.69%

	For the Nine Months Ended
	June 30, 2012		June 30, 2011
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$5,195,876	4.69%	$5,209,313	5.07%
Originations and refinances:
Fixed	471,217	3.78	516,961	4.26
Adjustable	141,262	3.63	132,152	3.98
Purchases and Participations:
Fixed	110,532	4.07	123,475	5.31
Adjustable	82,354	3.52	15,047	3.70
Repayments	(732,352)		(774,700)
Principal charge-offs, net(1)	(5,335)		--
Other(2)	(6,751)		(10,257)
Ending balance	$5,256,803	4.37%	$5,211,991	4.79%

(1)Principal charge-offs, net represent potential loss amounts that reduce the unpaid principal balance of a loan.
(2)“Other” consists of transfers to OREO, endorsement fees advanced and reductions in commitments.

The following table presents loan origination, refinance and purchase activity for the periods indicated, excluding endorsement activity.  Loan originations, purchases and refinances are reported together.  During the quarter and nine months ended June 30, 2012, the Bank endorsed $136.4 million and $707.5 million, respectively, of one-to four-family loans, which reduced the average rate on those loans by 110 basis points and 113 basis points, respectively.  Effective during the June 30, 2012 quarter, the Bank no longer offers the option to advance the fee to endorse loans.  It is likely that the Bank’s requirement to have the borrower pay the endorsement fee reduced the volume of endorsements during the quarter.  The Bank generally prices its first mortgage loan products based on secondary market and competitor pricing.  During the nine months ended June 30, 2012, the average rate offered on the Bank’s 30-year fixed-rate one- to four-family loans, with no points paid by the borrower, was approximately 210 basis points above the average 10-year Treasury rate, while the average rate offered on the Bank’s 15-year fixed-rate one- to four-family loans was approximately 130 basis points above the average 10-year Treasury rate.  The fixed-rate one- to four-family loans less than or equal to 15 years have a maturity at origination of less than or equal to 15 years, while fixed-rate one- to four-family loans greater than 15 years have a maturity at origination of greater than 15 years.  The adjustable-rate one- to four-family loans less than or equal to 36 months have a term to first reset of less than or equal to 36 months at origination and adjustable-rate one- to four-family loans greater than 36 months have a term to first reset of greater than 36 months at origination. Of the $173.3 million of one- to four-family loan originations and refinances for the three months ended June 30, 2012,  83% had loan values of $417 thousand or less.  Of the $47.3 million of one- to four-family correspondent and bulk loan purchases for the three months ended June 30, 2012, 22% had loan values of $417 thousand or less.

	For the Three Months Ended
	June 30, 2012			June 30, 2011
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-Rate:	(Dollars in thousands)
One- to four-family:
<= 15 years	$49,624	3.36%	20.5%	$47,006	4.39%	17.9%
> 15 years	135,642	3.95	56.1	172,093	5.13	65.4
Home equity	570	6.52	0.2	938	6.83	0.4
Other	455	6.57	0.2	431	7.79	0.2
Total fixed-rate	186,291	3.81	77.0	220,468	4.98	83.9

Adjustable-Rate:
One- to four-family:
<= 36 months	1,255	2.44	0.5	2,245	3.17	0.8
> 36 months	34,091	2.87	14.1	21,965	3.55	8.3
Home equity	19,751	4.86	8.2	17,738	4.82	6.7
Other	427	3.21	0.2	887	3.79	0.3
Total adjustable-rate	55,524	3.57	23.0	42,835	4.06	16.1

Total originations, refinances and purchases	$241,815	3.75%	100.0%	$263,303	4.83%	100.0%

Purchased and participation loans included above:
Fixed-Rate:
Correspondent - one- to four-family	$34,567	3.94%		$12,840	4.69%
Bulk - one- to four-family	--	--		89,190	5.60
Total fixed-rate purchases/participations	34,567	3.94		102,030	5.49

Adjustable-Rate:
Correspondent - one- to four-family	12,722	3.00		5,114	3.65

Total purchased/participation loans	$47,289	3.69%		$107,144	5.40%

	For the Nine Months Ended
	June 30, 2012			June 30, 2011
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-Rate:	(Dollars in thousands)
One- to four-family:
<= 15 years	$221,730	3.41%	27.5%	$215,329	3.95%	27.4%
> 15 years	357,258	4.07	44.4	420,869	4.70	53.4
Multi-family and commercial real estate	--	--	--	892	6.00	0.1
Home equity	1,577	6.94	0.2	2,389	6.84	0.3
Other	1,184	7.11	0.1	957	8.08	0.1
Total fixed-rate	581,749	3.84	72.2	640,436	4.46	81.3

Adjustable-Rate:
One- to four-family:
<= 36 months	6,369	2.53	0.8	6,364	3.15	0.8
> 36 months	148,055	3.05	18.4	88,753	3.52	11.3
Multi-family and commercial real estate	13,975	5.00	1.7	--	--	--
Home equity	53,214	4.86	6.6	50,346	4.80	6.4
Other	2,003	3.31	0.3	1,736	3.93	0.2
Total adjustable-rate	223,616	3.59	27.8	147,199	3.95	18.7

Total originations, refinances and purchases	$805,365	3.77%	100.0%	$787,635	4.37%	100.0%

Purchased and participation loans included above:
Fixed-Rate:
Correspondent - one- to four-family	$110,007	4.08%		$34,285	4.54%
Bulk - one- to four-family	392	3.25		89,190	5.60
Participations - other	133	2.57		--	--
Total fixed-rate purchases/participations	110,532	4.07		123,475	5.31

Adjustable-Rate:
Correspondent - one- to four-family	48,511	3.08		15,047	3.70
Bulk - one- to four-family	19,868	3.55		--	--
Participations - commercial real estate	13,975	5.00		--	--
Total adjustable-rate purchases/participations	82,354	3.52		15,047	3.70

Total purchased/participation loans	$192,886	3.84%		$138,522	5.13%

The following table presents the origination and purchase activity in our one- to four-family loan portfolio for the three and nine months ended June 30, 2012, excluding endorsement activity, and the LTV and credit score at the time of origination.

	For the Three Months Ended			For the Nine Months Ended
	June 30, 2012			June 30, 2012
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originations	$119,526	77%	767	$334,540	75%	766
Refinances by Bank customers	53,797	69	768	220,094	68	773
Correspondent purchases	47,289	69	770	158,518	68	769
Bulk purchases	--	--	--	20,260	60	763
	$220,612	73%	768	$733,412	71%	769

The following table summarizes our one- to four-family loan commitments for originations, refinances, and purchases at the dates noted.  Commitments to originate and refinance one- to four-family loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a rate lock fee.  Some of the commitments are expected to expire without being fully drawn upon; therefore, the amount of total commitments disclosed below does not necessarily represent future cash requirements.  The increase in commitments between March 31, 2012 and June 30, 2012 was due primarily to the Bank offering more competitive rates to its correspondent lenders.

	June 30,	March 31,	June 30,
	2012	2012	2011
	(Dollars in thousands)
Originate/refinance fixed-rate	$100,954	$79,604	$65,457
Originate/refinance adjustable-rate	15,580	12,904	11,302
Purchase correspondent fixed-rate	83,159	30,327	21,661
Purchase correspondent adjustable-rate	28,241	13,331	15,817
	$227,934	$136,166	$114,237

Asset Quality – Loans and OREO

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

Delinquent and non-performing loans and OREO

The following tables present the Company’s 30 to 89 day delinquent loans, non-performing loans, and OREO at the dates indicated.  Non-performing loans are nonaccrual loans that are 90 or more days delinquent, are in the process of foreclosure, or TDRs that were either nonaccrual or did not receive a credit evaluation prior to the restructuring and have not made six consecutive monthly payments per the restructured loan terms.  At all dates presented, there were no loans 90 or more days delinquent that were still accruing interest.  OREO primarily includes assets acquired in settlement of loans.  Non-performing assets include non-performing loans and OREO.

	Loans Delinquent for 30 to 89 Days at:
	June 30,		March 31,		September 30,		June 30,
	2012		2012		2011		2011
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Loans 30 to 89 Days Delinquent:	(Dollars in thousands)
One- to four-family:
Originated	138	$14,658	122	$13,434	178	$19,710	158	$17,669
Purchased	37	8,463	38	7,343	34	6,199	38	6,150
Multi-family and commercial	--	--	--	--	--	--	--	--
Construction	--	--	--	--	--	--	--	--
Consumer Loans:
Home equity	31	526	33	616	43	759	36	837
Other	13	128	20	342	14	92	16	77
	219	$23,775	213	$21,735	269	$26,760	248	$24,733
30 to 89 days delinquent loans
to total loans receivable, net		0.46%		0.42%		0.52%		0.48%

	Non-Performing Loans and OREO at:
	June 30,		March 31,		September 30,		June 30,
	2012		2012		2011		2011
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent:
One- to four-family:
Originated	94	$9,326	103	$12,442	106	$12,375	111	$12,023
Purchased	47	11,792	49	12,485	46	13,749	49	15,637
Consumer Loans:
Home equity	21	505	14	327	21	380	24	322
Other	5	20	4	10	3	3	5	52
	167	21,643	170	25,264	176	26,507	189	28,034
Nonaccrual TDRs less than 90 Days Delinquent:(1)
One- to four-family:
Originated	28	4,201	31	4,771	--	--	--	--
Purchased	--	--	1	324	--	--	--	--
Consumer Loans	--	--	1	10	--	--	--	--
	28	4,201	33	5,105	--	--	--	--
Total non-performing loans	195	25,844	203	30,369	176	26,507	189	28,034

Non-performing loans as a percentage of total loans		0.50%		0.58%		0.51%		0.54%

OREO:
One- to four-family:
Originated(2)	74	7,497	76	7,425	74	6,942	73	6,627
Purchased	5	1,007	11	2,851	12	2,877	16	3,437
Consumer Loans:
Home equity	1	9	2	21	--	--	--	--
Other	--	--	--	--	--	--	--	--
Other(3)	1	1,400	1	1,502	1	1,502	--	--
	81	9,913	90	11,799	87	11,321	89	10,064
Total non-performing assets	276	$35,757	293	$42,168	263	$37,828	278	$38,098

Non-performing assets as a percentage of total assets		0.38%		0.44%		0.40%		0.40%

(1)Included in the nonaccrual amount at June 30, 2012 are $604 thousand of TDRs that are also reported in the 30 to 89 days delinquent category and $3.6 million that are currently performing in accordance with the restructured terms but have not made six consecutive monthly payments per the restructured loan terms.

(2)Real estate related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.
(3)Other OREO represents a single property the Bank purchased for a potential branch site but now intends to sell.

Of the $11.8 million of purchased one- to four-family loans 90 or more days delinquent, $10.4 million, or 88%, were originated in calendar year 2004 or 2005.  Of the $9.3 million of originated one- to four-family loans 90 or more days delinquent, $7.8 million, or 84%, were originated in calendar year 2007 or earlier.

The following table presents the top 12 states where the properties securing our one- to four-family loans are located and their corresponding balance of 30 to 89 day delinquent loans, 90 or more day delinquent loans and their corresponding weighted average LTV ratios at June 30, 2012.  The LTV ratios were based on the unpaid principal balance, less charge-offs, and either the lesser of the purchase price or original appraisal or the most recent bank appraisal or BPO, if available.  At June 30, 2012, losses expected to be realized, after taking into consideration potential PMI proceeds and the costs to sell the property, have been charged-off.

			Loans 30 to 89
	One- to Four-Family		Days Delinquent		Loans 90 or More Days Delinquent
State	Balance	% of Total	Balance	% of Total	Balance	% of Total	Average LTV
	(Dollars in thousands)
Kansas	$3,699,150	74.0%	$11,411	49.4%	$7,762	36.7%	77%
Missouri	790,177	15.8	3,783	16.4	1,850	8.8	75
Nebraska	49,887	1.0	423	1.8	45	0.2	62
Illinois	44,956	0.9	337	1.5	1,448	6.9	80
Texas	31,847	0.7	1,353	5.8	--	--	n/a
Florida	30,477	0.6	--	--	2,796	13.2	75
New York	27,027	0.6	193	0.8	943	4.5	89
Minnesota	25,243	0.5	365	1.6	743	3.5	79
Colorado	23,040	0.5	307	1.3	319	1.5	92
Oklahoma	22,113	0.4	31	0.1	76	0.4	48
Connecticut	20,651	0.4	623	2.7	--	--	n/a
Alabama	20,431	0.4	--	--	--	--	n/a
Other states	210,841	4.2	4,295	18.6	5,136	24.3	74
	$4,995,840	100.0%	$23,121	100.0%	$21,118	100.0%	77%

Troubled Debt Restructurings

A TDR is a situation in which the Bank may grant a concession to a borrower experiencing financial difficulties.  Generally, the Bank grants a short-term payment accommodation to borrowers who are experiencing a temporary cash flow problem.  The most frequently used accommodation is to reduce the monthly payment amount for a period of six to 12 months, often by only requiring payments of interest and escrow during this period.  These restructurings result in an extension of the maturity date of the loan.  For more severe situations requiring long-term solutions, the Bank also offers interest rate reductions to currently-offered rates and more lengthy extensions of the maturity date.  The Bank does not forgive principal or interest nor does it commit to lend additional funds, except for the capitalization of delinquent principal, interest and/or escrow balances not to exceed the original loan balance, to debtors whose terms have been modified in TDRs.

At June 30, 2012 and September 30, 2011, the Bank had TDRs with principal balances of $49.1 million and $50.5 million, respectively.  The endorsed loans classified as TDRs represent loans when certain guidelines for soft credit scores and/or estimated LTV ratios are not met.  As a result of these changes, the borrowers could be experiencing financial difficulties even though they have not been delinquent in the previous 12 months on their existing loan payments.  For additional information regarding our TDRs, see “Note 4 – Loans Receivable and Allowance for Credit Losses.”  Of the $49.1 million of TDRs at June 30, 2012, $44.0 million were one- to four-family originated loans and $5.0 million were one- to four-family purchased loans.  At June 30,  2012, $2.7 million of TDRs were 30 to 89 days delinquent and $2.3 million were more than 90 days delinquent.

Allowance for credit losses and provision for credit losses

Management maintains an ACL to absorb inherent losses in the loan portfolio based on ongoing quarterly assessments of the loan portfolio.  Our ACL methodology considers a number of factors including: the trend and composition of our delinquent and non-performing loans, results of foreclosed property and short sale transactions, the status and trends of the local and national economies, the trends and current conditions of the residential real estate markets, and loan portfolio growth and concentrations.  Our local market areas did not experience the significant fluctuations in home values over the past 10 years as did other areas of the U.S., which is reflected in our charge-off experience for originated loans as compared to purchased loans.

The ACL is maintained through provisions for credit losses which are charged to income.  The provision for credit losses is established after considering the results of management’s quarterly assessment of the ACL.  For the nine months ended June 30, 2012, the Company recorded a provision for credit losses of $2.0 million, which was a result of charge-offs, primarily on bulk purchased loans, the increase in and/or establishment of ACL on new delinquent and classified loans and adjustments to the formula analysis model in the first quarter of the current fiscal year.

At June 30, 2012, our ACL was $11.8 million, or 0.23% of the total loan portfolio and 45.6% of total non-performing loans.  This compares with an ACL of $15.5 million, or 0.30% of the total loan portfolio and 58.3% of total non-performing loans as of September 30, 2011.  Our ACL balance decreased from September 30, 2011 due primarily to the implementation of a loan charge-off policy change during the second quarter of fiscal year 2012 as OCC Call Report requirements (to which the Bank became subject beginning with the second fiscal quarter of 2012) do not permit the use of SVAs, which the Bank was previously utilizing for potential loan losses, as permitted by our previous regulator.  As a result of the implementation of the charge-off policy change, $3.5 million of SVAs were charged-off during the second fiscal quarter of 2012.  These charge-offs did not impact the provision for credit losses, and therefore had no additional income statement impact, as the amounts were expensed in previous periods.

See Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” and “Note 1 – Summary of Significant Accounting Policies” for a full discussion of our ACL methodology.  For additional information regarding our ACL activity, see “Note 4 – Loans Receivable and Allowance for Credit Losses.” The following table presents the Company’s allocation of the ACL to each respective loan category at June 30, 2012 and September 30, 2011.

	At				At
	June 30, 2012				September 30, 2011
		% of ACL		% of		% of ACL		% of
	Amount of	to Total	Total	Loans to	Amount of	to Total	Total	Loans to
	ACL	ACL	Loans	Total Loans	ACL	ACL	Loans	Total Loans
	(Dollars in thousands)
One- to four-family:
Originated	$6,041	51.2%	$4,520,392	86.0%	$4,898	31.7%	$4,383,020	84.4%
Purchased	5,190	44.1	475,448	9.0	9,899	64.0	535,758	10.3
Multi-family and commercial	175	1.5	49,755	1.0	254	1.6	57,965	1.1
Construction	32	0.3	52,163	1.0	19	0.1	47,368	0.9
Consumer:
Home equity	286	2.4	152,301	2.9	354	2.3	164,541	3.2
Other consumer	53	0.5	6,744	0.1	41	0.3	7,224	0.1
	$11,777	100.0%	$5,256,803	100.0%	$15,465	100.0%	$5,195,876	100.0%

Securities.    The following table presents the distribution of our MBS and investment securities portfolios, at amortized cost, at the dates indicated.  Overall, fixed-rate securities comprised 77% of these portfolios at June 30, 2012.  The WAL is the estimated remaining maturity (in years) after projected prepayment speeds and projected call option assumptions have been applied.  The decrease in the WAL between September 30, 2011 and June 30, 2012 was due primarily to a decrease in market interest rates between the two periods as well as to the general aging of the existing investment securities portfolio, partially offset by called and matured securities with WALs less than the existing portfolio.  The decrease in the yield between September 30, 2011 and June 30, 2012 was primarily a result of the purchase of securities at market rates which resulted in average yields lower than that of the existing portfolios and repayments of MBS with yields higher than that of the existing portfolio, including adjustable-rate MBS whose rates repriced downward due to a decline in related indices, partially offset by called and matured investment securities with yields less than the existing portfolio.  Yields on tax-exempt securities are not calculated on a taxable equivalent basis.

	June 30, 2012			March 31, 2012			September 30, 2011
	Balance	Yield	WAL	Balance	Yield	WAL	Balance	Yield	WAL
	(Dollars in thousands)
Fixed-rate securities:
MBS	$1,630,197	2.93%	3.7	$1,696,435	2.97%	3.8	$1,476,660	3.51%	4.2
GSE debentures	1,135,943	1.15	0.8	1,196,408	1.14	1.4	1,380,028	1.09	0.9
Municipal bonds	53,346	2.95	2.0	53,421	3.02	2.1	59,622	3.02	2.3
Total fixed-rate securities	2,819,486	2.21	2.5	2,946,264	2.23	2.8	2,916,310	2.36	2.6

Adjustable-rate securities:
MBS	845,258	2.72	6.3	891,297	2.79	7.7	893,655	2.85	7.1
Trust preferred securities	2,932	1.72	25.0	2,954	1.73	25.2	3,681	1.60	25.7
Total adjustable-rate securities	848,190	2.72	6.4	894,251	2.79	7.7	897,336	2.85	7.2
Total securities portfolio, at amortized cost	$3,667,676	2.33%	3.4	$3,840,515	2.36%	3.9	$3,813,646	2.47%	3.7

At June 30, 2012, Capitol Federal Financial, Inc., at the holding company level, had $120.4 million in investment securities with a yield of 0.66% and a WAL of 0.3 years.  All of the securities are classified as AFS.    The yields on these securities are less than the yields on the Bank’s current investment portfolio due to the short-term nature of the securities.

Mortgage-Backed Securities.  The balance of MBS, which primarily consists of securities of U.S. GSEs, increased $98.6 million from $2.41 billion at September 30, 2011 to $2.51 billion at June 30, 2012.  The following table provides a summary of the activity in our portfolio of MBS for the periods presented.  The yields and WALs for purchases are presented as recorded at the time of purchase.  The yields for the beginning balances are as of the last day of the period previous to the period presented and the yield for the ending balances are as of the last day of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented.  The yield of the MBS portfolio decreased from September 30, 2011 to June 30, 2012 as a result of purchases of securities with yields lower than the existing portfolio, and repayments of MBS with yields higher than that of the existing portfolio, including adjustable-rate MBS whose rates repriced downward due to a decline in related indices.    The beginning and ending WAL is the estimated remaining maturity (in years) after projected prepayment speeds have been applied.  The decrease in the WAL at June 30, 2012 compared to September 30, 2011 was due primarily to a decrease in market interest rates between the two periods.

	For the Three Months Ended
	June 30, 2012			March 31, 2012			December 31, 2011			September 30, 2011
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$2,626,544	2.91%	5.1	$2,405,685	3.10%	5.0	$2,412,076	3.26%	5.3	$2,342,545	3.41%	5.1
Maturities and repayments	(152,162)			(142,937)			(152,322)			(130,137)
Net amortization of premiums/(discounts)	(1,625)			(1,550)			(1,507)			(1,168)
Purchases:
Fixed	41,510	1.91	4.4	313,481	1.86	4.5	126,498	2.12	4.2	157,720	2.65	4.1
Adjustable	--	--	--	52,867	1.69	6.3	22,887	2.20	4.5	45,564	2.12	6.2
Change in valuation on AFS securities	(3,608)			(1,002)			(1,947)			(2,448)
Ending balance - carrying value	$2,510,659	2.86%	4.6	$2,626,544	2.91%	5.1	$2,405,685	3.10%	5.0	$2,412,076	3.26%	5.3

	For the Nine Months Ended
	June 30, 2012			June 30, 2011
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$2,412,076	3.26%	5.3	$1,607,864	4.00%	3.6
Maturities and repayments	(447,421)			(350,002)
Net amortization of premiums/(discounts)	(4,682)			(2,102)
Purchases:
Fixed	481,489	1.93	4.4	762,058	2.91	4.4
Adjustable	75,754	1.84	5.7	332,393	2.54	5.0
Change in valuation on AFS securities	(6,557)			(7,666)
Ending balance - carrying value	$2,510,659	2.86%	4.6	$2,342,545	3.41%	5.1

The following table presents our fixed-rate MBS portfolio, at amortized cost, based on the underlying weighted average loan rate, the annualized prepayment speeds for the quarter ended June 30, 2012, and the net premium/discount by interest rate tier.  Our fixed-rate MBS portfolio is somewhat less sensitive than our fixed-rate one- to four-family loan portfolio to repricing risk due to external refinancing barriers such as unemployment, income changes, and decreases in property values, which are generally more pronounced outside of our local market areas.  However, we are unable to control the interest rates and/or governmental programs that could impact the loans in our fixed-rate MBS portfolio, and are therefore more likely to experience reinvestment risk due to principal prepayments.  Additionally, prepayments impact the amortization/accretion of premiums/discounts on our MBS portfolio.  As prepayments increase, the related premiums/discounts are amortized/accreted at a faster rate.  The amortization of premiums decreases interest income while the accretion of discounts increases interest income.  As noted in the table below, the fixed-rate MBS portfolio had a net premium of $15.6 million as of June 30, 2012.  Given that the weighted average coupon on the underlying loans in this portfolio are above current market rates, the Bank could experience an increase in the premium amortization should prepayment speeds increase significantly, potentially reducing future interest income.

	Original Term
	15 years or less		More than 15 years
		Prepayment		Prepayment		Net
	Amortized	Speed	Amortized	Speed		Premium/
Rate Range	Cost	(annualized)	Cost	(annualized)	Total	(Discount)
	(Dollars in thousands)
< =3.50%	$381,395	5.44%	$--	--%	$381,395	$6,941
3.51 - 3.99%	605,035	14.92	46,605	10.54	651,640	5,429
4.00 - 4.50%	163,400	20.67	46,106	7.74	209,506	3,375
4.51 - 4.99%	161,122	21.15	5,178	19.40	166,300	(276)
5.00 - 5.50%	87,186	24.56	6,374	28.49	93,560	(32)
5.51 - 5.99%	57,414	22.73	31,850	34.06	89,264	18
>=6.00%	10,964	33.13	27,568	22.52	38,532	166
	$1,466,516	14.79%	$163,681	17.32%	$1,630,197	$15,621

Average rate	3.97%		4.88%		4.06%
Average remaining
contractual term (years)	11.3		18.0		11.9

Investment Securities.  Investment securities, which consist of U.S. GSE debentures (primarily issued by FNMA, FHLMC, or FHLB) and municipal investments, decreased $248.9 million, from $1.44 billion at September 30, 2011 to $1.20 billion at June 30, 2012.  The decrease in the portfolio was due primarily to the maturity of $240.0 million of securities at the holding company.  The cash flow from the maturities of this portfolio was used to repurchase Company stock or were retained in a deposit account at the Bank. The following tables provide a summary of the activity of investment securities for the periods presented.  The yields for the beginning balances are as of the last day of the period previous to the period presented and the yield for the ending balances are as of the last day of the period presented.  The increase in the yield at June 30, 2012 compared to September 30, 2011 was primarily due to the maturity of securities held at the holding company level, which had yields lower than the overall portfolio yield.  The beginning and ending WALs represent the estimated remaining maturity (in years) of the securities after projected call dates have been considered, based upon market rates at each date presented.  The WAL at June 30, 2012 decreased slightly from September 30, 2011, due primarily to a decrease in market interest rates between the two periods as well as to the general aging of the portfolio, partially offset by called and matured securities with WALs less than the existing portfolio.

	For the Three Months Ended
	June 30, 2012			March 31, 2012			December 31, 2011			September 30, 2011
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,253,937	1.22%	1.5	$1,294,462	1.25%	1.0	$1,444,480	1.17%	1.0	$1,621,161	1.16%	1.1
Maturities and calls	(112,150)			(328,306)			(424,991)			(486,853)
Net amortization of premiums/(discounts)	(553)			(663)			(558)			(1,385)
Purchases:
Fixed	52,141	0.98	3.0	290,015	1.00	3.4	273,955	1.29	2.2	310,338	1.21	1.7
Change in valuation of AFS securities	2,214			(1,571)			1,576			1,219
Ending balance - carrying value	$1,195,589	1.23%	0.9	$1,253,937	1.22%	1.5	$1,294,462	1.25%	1.0	$1,444,480	1.17%	1.0

	For the Nine Months Ended
	June 30, 2012			June 30, 2011
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,444,480	1.17%	1.0	$1,332,656	1.47%	0.8
Maturities and calls	(865,447)			(870,430)
Net amortization of premiums/(discounts)	(1,774)			(3,445)
Purchases:
Fixed	616,111	1.13	2.8	1,161,799	1.09	1.5
Change in valuation of AFS securities	2,219			581
Ending balance - carrying value	$1,195,589	1.23%	0.9	$1,621,161	1.16%	1.1

Liabilities.    Total liabilities increased $76.5 million, from $7.51 billion at September 30, 2011 to $7.59 billion at June 30, 2012.  The increase in total liabilities was due primarily to a $97.3 million increase in the deposit portfolio,  led by a $55.8 million increase in the checking portfolio and a $32.9 million increase in the money market portfolio.  During the first quarter of fiscal year 2012, a $150.0 million repurchase agreement matured and was replaced with a $150.0 million fixed-rate FHLB advance, which accounts for the majority of the balance changes in both portfolios during the fiscal year.  Subsequent to June 30, 2012, a $100.0 million FHLB advance matured and was renewed for a term of four years at a fixed-rate of 0.83%.

Deposits – Deposits increased $97.3 million between September 30, 2011 and June 30, 2012, due to growth primarily in the checking and money market portfolios.  The checking portfolio increased $55.8 million from $551.6 million at September 30, 2011 to $607.4 million at June 30, 2012.  The increase in our checking portfolio was due to customers keeping more cash readily available, as reflected by a 10.1% increase in the average customer checking account balance between period ends.  The money market portfolio increased $32.9 million from $1.07 billion at September 30, 2011 to $1.10 billion at June 30, 2012.  If interest rates were to rise, it is possible that our money market and checking account customers may move those funds to higher-yielding deposit products within the Bank or withdraw their funds to invest in higher yielding investments outside of the Bank.

The following table presents the amount, average rate and percentage of total deposits for checking, savings, money market and certificates (including public units and brokered deposits) at the dates presented.

	June 30, 2012			March 31, 2012			September 30, 2011			June 30, 2011
		Average	% of		Average	% of		Average	% of		Average	% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Checking	$607,391	0.08%	13.2%	$622,216	0.08%	13.4%	$551,632	0.08%	12.3%	$542,855	0.08%	11.9%
Savings	263,247	0.14	5.7	264,586	0.15	5.7	253,184	0.41	5.6	254,921	0.48	5.6
Money market	1,098,931	0.30	24.0	1,111,898	0.30	23.9	1,066,065	0.35	23.7	1,054,535	0.49	23.1
Retail certificates of deposit	2,347,195	1.56	51.1	2,390,347	1.66	51.3	2,434,187	1.91	54.2	2,505,458	2.07	55.0
Public units/brokered deposits	275,673	0.97	6.0	267,963	0.98	5.7	190,105	1.31	4.2	200,805	1.26	4.4
	$4,592,437	0.95%	100.0%	$4,657,010	1.00%	100.0%	$4,495,173	1.21%	100.0%	$4,558,574	1.35%	100.0%

At June 30, 2012,  $83.7 million of certificates were brokered deposits, unchanged from September 30, 2011.  The $83.7 million of brokered deposits at June 30, 2012 had a weighted average rate of 2.58% and a remaining term to maturity of  2.1 years.  The Bank monitors the cost of brokered deposits and considers them as a potential source of funding, provided that investment opportunities are balanced with the funding cost.  As of June 30, 2012,  $192.0 million of certificates were public unit deposits, compared to $106.4 million in public unit deposits at September 30, 2011.  The $192.0 million of public unit deposits at June 30, 2012 had a weighted average rate of 0.27% and an average remaining term to maturity of six months.  Management will continue to monitor the wholesale deposit market for attractive opportunities relative to the use of proceeds for investments.

The following tables set forth scheduled maturity information for our certificate of deposit portfolio (including public units and brokered deposits) at June 30, 2012.

	Amount Due
		More than	More than
	1 year	1 year to	2 years to	More than
	or less	2 years	3 years	3 years	Total
	(Dollars in thousands)
0.00 – 0.99%	$684,708	$190,148	$17,165	$5,000	$897,021
1.00 – 1.99%	350,212	97,979	215,087	234,584	897,862
2.00 – 2.99%	124,493	209,881	265,516	108,028	707,918
3.00 – 3.99%	75,869	12,110	18,767	520	107,266
4.00 – 4.99%	11,932	460	238	171	12,801
	$1,247,214	$510,578	$516,773	$348,303	$2,622,868

Weighted average rate	1.10%	1.68%	2.01%	1.91%	1.50%
Weighted average maturity (in years)	0.5	1.4	2.5	3.8	1.5
Weighted average maturity for the retail certificate of deposit portfolio (in years)					1.5

	Maturity
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)
Retail certificates of deposit less than $100,000	$216,782	$196,584	$368,481	$882,515	$1,664,362
Retail certificates of deposit of $100,000 or more	91,110	68,444	124,900	398,379	682,833
Public units/brokered deposits less than $100,000	--	--	20,058	63,647	83,705
Public units of $100,000 or more	100,771	38,042	22,042	31,113	191,968
Total certificates of deposit	$408,663	$303,070	$535,481	$1,375,654	$2,622,868

Borrowings –The following table presents FHLB advances, at par, and repurchase agreement activity for the periods shown.  Line of credit activity is excluded from the following table due to the short-term nature of the borrowings. The weighted average maturity (“WAM”) is the remaining weighted average contractual term in years.  The beginning and ending WAMs represent the remaining maturity at each date presented.  For new borrowings, the WAMs presented are as of the date of issue.  The effective rate includes the net impact of the amortization of deferred prepayment penalties resulting from the prepayment of certain FHLB advances and deferred gains related to the termination of interest rate swaps.  Rates on new borrowings during the current fiscal year are fixed-rate.

	For the Three Months Ended
	June 30, 2012				March 31, 2012				December 31, 2011
		Contractual	Effective			Contractual	Effective			Contractual	Effective
	Amount	Rate	Rate	WAM	Amount	Rate	Rate	WAM	Amount	Rate	Rate	WAM
	(Dollars in thousands)
Beginning principal balance	$2,915,000	2.89%	3.25%	3.1	$2,915,000	3.19%	3.47%	3.0	$2,915,000	3.48%	3.76%	3.0
Maturities and prepayments:
FHLB advances	--	--	--		(350,000)	3.22	3.22		(100,000)	3.94	3.94
Repurchase agreements	--	--	--		--	--	--		(150,000)	4.41	4.41
New borrowings:
FHLB advances	--	--	--	--	350,000	0.76	1.37	3.3	250,000	0.84	0.84	2.9
Ending principal balance	$2,915,000	2.89%	3.25%	2.8	$2,915,000	2.89%	3.25%	3.1	$2,915,000	3.19%	3.47%	3.0

	For the Nine Months Ended
	June 30, 2012				June 30, 2011
		Contractual	Effective			Contractual	Effective
	Amount	Rate	Rate	WAM	Amount	Rate	Rate	WAM
	(Dollars in thousands)
Beginning principal balance	$2,915,000	3.48%	3.76%	3.0	$2,991,000	3.70%	3.98%	3.0
Maturities and prepayments:
FHLB advances	(450,000)	3.38	3.38		(200,000)	4.71	4.71
Repurchase agreements	(150,000)	4.41	4.41		(150,000)	3.78	3.78
New borrowings:
FHLB advances	600,000	0.79	1.15	3.2	300,000	2.82	2.82	6.9
Repurchase agreements	--	--	--	--	100,000	3.35	3.35	7.0
Ending principal balance	$2,915,000	2.89%	3.25%	2.8	$3,041,000	3.53%	3.80%	3.1

The following table presents the maturity of FHLB advances, at par, and repurchase agreements as of June 30, 2012.  The balance of FHLB advances excludes the deferred gain on the terminated interest rate swaps and the deferred prepayment penalty.  Management will continue to monitor the Bank’s investment opportunities and balance those opportunities with the cost of FHLB advances and other funding sources.

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

(1)The effective rate includes the net impact of the amortization of deferred prepayment penalties resulting from the prepayment of certain FHLB advances and deferred gains related to the termination of interest rate swaps.

The following table presents the maturity of FHLB advances and repurchase agreements for the next four quarters as of June 30, 2012.

		Weighted
		Average
Maturity by		Contractual
Quarter End	Amount	Rate
	(Dollars in thousands)
September 30, 2012	$100,000	4.27%
December 31, 2012	100,000	3.06
March 31, 2013	50,000	3.48
June 30, 2013	250,000	3.81
	$500,000	3.72%

Stockholders’ Equity.    Stockholders’ equity decreased $106.7 million, from $1.94 billion at September 30, 2011 to $1.83 billion at June 30, 2012.  The decrease was due primarily to the repurchase of 9,658,309 shares of common stock for $113.7 million and to dividends paid of $52.4 million, partially offset by net income of $56.8 million.

The $52.4 million of dividend payments consisted of three quarterly dividends totaling $36.2 million and a special dividend of $16.2 million related to fiscal year 2011 earnings, per the Company’s dividend policy.  Dividend payments depend upon a number of factors including the Company’s financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank’s ability to make capital distributions to the Company, and the amount of cash at the holding company.  On July 20, 2012, the Company declared a quarterly cash dividend of $0.075 per share, which will equate to approximately $11.4 million, payable on August 17, 2012.

In December 2011, the Company announced that the Board of Directors authorized the repurchase of up to $193.0 million of the Company’s common stock.  The Company began repurchasing common stock during the prior quarter and had repurchased 2,199,100 shares at an average price of $11.85 per share through March 31, 2012. During the quarter ended June 30, 2012, the Company repurchased 7,459,209 shares at an average price of $11.75 per share.  Subsequent to June 30, 2012, the Company repurchased 610,712 shares at an average price of $11.91 per share, bringing the total number of shares repurchased during fiscal year 2012 to 10,269,021 with an average price paid of $11.78 per share, or $121.0 million in total.

During the current quarter, there were grants of stock options and restricted stock under the 2012 Equity Incentive Plan. The following table presents the future compensation expense expected to be recognized during each fiscal year presented as a result of grants during the current quarter.

	Stock	Restricted
Fiscal Year	Options	Stock	Total
	(Dollars in thousands)
2012	$290	$744	$1,034
2013	505	1,223	1,728
2014	431	1,038	1,469
2015	431	1,038	1,469
2016	121	290	411
	$1,778	$4,333	$6,111

The following table presents quarterly dividends paid in calendar years 2012, 2011, and 2010.  For the quarter ended September 30, 2012, the table below does not present the actual dividend payout, but rather management’s estimate of the dividend payout as of July 31, 2012.

	Calendar Year
	2012	2011	2010
	(Dollars in thousands)
Quarter ended March 31
Total dividends paid	$12,145	$12,105	$10,739
Quarter ended June 30
Total dividends paid	11,883	12,105	10,496
Quarter ended September 30
Total dividends paid	11,402	12,106	10,496
Quarter ended December 31
Total dividends paid		12,145	10,597
Welcome dividend
Total dividends paid		96,838	--
Special year-end dividend
Total dividends paid		16,193	6,359
Calendar year-to-date dividends paid	$35,430	$161,492	$48,687

Operating Results

The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2012	2012	2011	2011	2011
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$57,547	$59,785	$60,675	$62,019	$62,393
MBS	18,144	18,169	18,373	18,953	19,619
Investment securities	3,783	4,115	4,637	4,456	5,103
Other interest and dividend income	1,171	1,205	1,142	1,166	968
Total interest and dividend income	80,645	83,274	84,827	86,594	88,083

Interest expense:
FHLB advances	19,859	20,443	22,339	22,660	22,539
Deposits	11,068	11,835	12,787	14,602	15,516
Other borrowings	3,530	3,530	4,327	5,467	5,720
Total interest expense	34,457	35,808	39,453	42,729	43,775

Provision for credit losses	--	1,500	540	1,650	1,240

Net interest income
(after provision for credit losses)	46,188	45,966	44,834	42,215	43,068

Other income	6,080	6,172	6,152	6,434	6,100
Other expenses	22,905	21,969	22,067	23,022	23,102
Income tax expense	10,690	10,854	10,130	8,861	8,807
Net income	$18,673	$19,315	$18,789	$16,766	$17,259

Efficiency ratio	43.82%	40.96%	42.83%	45.77%	45.83%

Basic earnings per share	$0.12	$0.12	$0.12	$0.10	$0.10
Diluted earnings per share	0.12	0.12	0.12	0.10	0.10

Comparison of Operating Results for the Nine Months Ended June 30, 2012 and 2011

Net income for the nine months ended June 30, 2012 was $56.8 million, compared to $21.6 million for the nine months ended June 30, 2011. The $35.2 million increase for the current year was due primarily to the $40.0 million ($26.0 million, net of income tax benefit) contribution to the Foundation in connection with the corporate reorganization.  Additionally, net interest income increased $14.1 million, or 11.3%, from $124.9 million for the prior year nine month period to $139.0 million for the current year nine month period.  The increase in net interest income was due primarily to a decrease in interest expense of $25.7 million, or 19.0%, partially offset by a decrease in interest income of $11.6 million, or 4.4%.

Non-GAAP Presentation

The following table presents selected financial results and performance ratios for the Company for the nine months ended June 30, 2012 and 2011.  Because of the magnitude and non-recurring nature of the $40.0 million contribution to the Foundation in connection with the corporate reorganization, management believes it is important for comparability purposes to present selected financial results and performance ratios excluding the contribution to the Foundation.  The adjusted financial results and ratios for the nine months ended June 30, 2011 are not presented in accordance with GAAP.

	For the Nine Months Ended
		June 30, 2011
	June 30,	Actual	Contribution	Adjusted (1)
	2012	(GAAP)	to Foundation	(Non-GAAP)
		(Dollars in thousands, except per share data)
Net income (loss)	$56,777	$21,637	$(26,000)	$47,637
Operating expenses	66,941	109,295	40,000	69,295
Basic earnings (loss) per share	0.35	0.13	(0.16)	0.29
Diluted earnings (loss) per share	0.35	0.13	(0.16)	0.29

Return on average assets (annualized)	0.80%	0.31%	(0.37)%	0.68%
Return on average equity (annualized)	3.94	1.72	(2.07)	3.79
Operating expense ratio	0.95	1.55	0.57	0.98
Efficiency ratio	42.52%	76.20%	27.89%	48.31%

(1)The adjusted financial results and ratios are not presented in accordance with GAAP as the amounts and ratios exclude the effect of the contribution to the Foundation, net of income tax benefit. The contribution to the Foundation of $26.0 million takes into account the $14.0 million of income tax benefit associated with the $40.0 million contribution.

Interest and Dividend Income

Total interest and dividend income for the current nine month period was $248.7 million compared to $260.3 million for the prior year nine month period.  The $11.6 million, or 4.4%, decrease was primarily a result of a decrease in interest income on loans receivable of $11.9 million.

Interest income on loans receivable was $178.0 million for the current nine month period, compared to $189.9 for the prior year nine month period.  The $11.9 million, or 6.3%, decrease in interest income on loans receivable was the result of a 38 basis point decrease in the average yield to 4.55% for the current nine month period, slightly offset by an increase of $76.8 million in the average balance of the portfolio.  The decrease in the weighted average yield was due to a significant amount of loan endorsements and refinances at current market rates, along with originations and purchases at current market rates, which were lower than the average yield of the existing loan portfolio.  The increase in the average balance of the portfolio was due to originations and purchases exceeding principal repayments.

Interest income on MBS was $54.7 million for the current nine month period, compared to $52.4 million for the prior year nine month period.  The $2.3 million increase in interest income on MBS was a result of a $510.8 million increase in the average balance of the portfolio, partially offset by a decrease of 62 basis points in the weighted average yield to 2.96% for the current nine month period.  The increase in the average balance was a result of purchases funded primarily by the proceeds from the corporate reorganization and partially from cash flows from the investment securities portfolio.  The weighted average yield decreased between the two periods due to the purchase of MBS at market rates which were at a lower average yield than the existing portfolio between the two periods.

Interest income on investment securities was $12.5 million for the current nine month period, compared to $14.6 million for the prior year nine month period.  The $2.1 million decrease was due to a decrease in the average balance of $285.3 million, partially offset by an increase in the weighted average yield of five basis points to 1.29% for the current nine month period.  The decrease in the average balance was due to maturities and calls not being replaced in their entirety; the cash flows were instead used to fund MBS purchases and repurchase common stock.  Since June 30, 2011, $280.0 million of investment securities at the holding company with a weighted average yield of 0.32% matured and were not replaced.  Instead, proceeds from the matured investment securities at the holding company level were used to repurchase common stock or were retained in a  deposit account at the Bank.  The increase in the weighted average yield between the two periods was due primarily to securities that matured having yields less than the existing portfolio.

Interest Expense

Interest expense decreased $25.7 million, or 19.0%, to $109.7 million for the current nine month period, from $135.4 million for the prior year period.  The decrease in interest expense was due to a decrease in interest expense on deposits of $13.3 million, or 27.1%, other borrowings of $7.4 million, or 39.4%, and FHLB advances of $5.0 million, or 7.4%.

Interest expense on deposits decreased $13.3 million to $35.7 million for the current nine month period, from $49.0 million for the prior year nine month period due primarily to a 42 basis point decrease in the average rate paid on the certificate of deposit portfolio to 1.65%  as the portfolio continued to reprice to lower market rates, as well as a $195.8 million decrease in the average balance of the portfolio.  The decrease in the average balance was due primarily to a decrease in certificates with original term-to-maturity of 18 to 35 months, as well as the maturity and payout of one retail certificate of deposit related to a legal settlement to which the Bank was not a party.  The decreases were partially offset by an increase in certificates with original term-to-maturity of 36 months or greater.  Additionally, the average rate paid on all of our other categories of deposits decreased as well.  The average rate paid on our money market portfolio decreased 22 basis points to an average rate of 0.33% for the current nine month period, and the savings portfolio decreased 35 basis points to an average rate of 0.17% for the current nine month period.

Interest expense on FHLB advances decreased $5.0 million to $62.6 million for the current nine month period, from $67.6 million for the prior year nine month period due to a decrease of 45 basis points in the average rate paid, from 3.80% for the prior year nine month period to 3.35% for the current nine month period.  The decrease in the average rate paid was due primarily to advances that were renewed/prepaid between the two period ends.  The decrease in interest expense was partially offset by an increase of $122.9 million in the average balance of FHLB advances as some maturing repurchase agreements were replaced with advances as the rates on the advances were more favorable than comparable repurchase agreements.  Additionally, $76.0 million of advances with a weighted average contractual rate of 5.31% matured and were not renewed.

Interest expense on other borrowings decreased $7.4 million to $11.4 million for the current nine month period, from $18.8 million for the prior year nine month period due primarily to a $245.4 million decrease in the average balance.  The decrease in the average balance was due primarily to $200.0 million of repurchase agreements maturing between periods, some of which were replaced with FHLB advances, and $50.0 million of which was not replaced.

Net Interest Margin

The net interest margin, which is calculated as the difference between interest income and interest expense divided by average interest-earning assets, increased 19 basis points, to 2.01% for the current nine month period.  The increase was largely due to the decrease in interest expense on the certificate of deposit portfolio, FHLB advances, and other borrowings, partially offset by a decrease in interest income on loans receivable.

Provision for Credit Losses

The Bank recorded a provision for credit losses of $2.4 million in the prior year nine month period, compared to a provision for credit losses of $2.0 million in the current nine month period.  The provision for credit loss amount in the current nine month period was composed of the replenishment of ACL for $1.0 million of charge-offs, primarily on bulk purchased loans, while the remaining $1.0 million was primarily related to the increase in and/or establishment of ACL on new delinquent and classified loans and adjustments to the formula analysis model in the first quarter of the current fiscal year.

Other Expense

Total other expenses for the current nine month period were $66.9 million, compared to $109.3 million in the prior year nine month period.  The $42.4 million, or 38.8%, decrease was due primarily to a $40.0 million cash contribution to the Foundation in connection with the corporate reorganization in December 2010.  Other expenses, net decreased $1.4 million, or 13.6%, primarily due to an impairment and valuation allowance taken on the mortgage-servicing rights asset in the prior year nine month period and a decrease in expenses related to OREO operations, net.  Expenses related to OREO operations, net in the current nine month period was $2.3 million compared to $2.6 million in the prior year nine month period.  Over the past 12 months, OREO properties were owned by the Bank, on average, for approximately six months before they were sold.

In February 2011, the Federal Deposit Insurance Corporation adopted a new assessment structure for insured institutions effective April 2011.  One of the significant changes includes using average total Bank consolidated assets minus average tangible equity for the assessment base instead of average deposits and secured liabilities for the period.  As a result of the change, the deposit insurance assessment is anticipated to decrease by approximately $800 thousand for fiscal year 2012, as compared to fiscal year 2011.

Income Tax Expense

Income tax expense for the current nine month period was $31.7 million compared to $10.1 million in the prior year nine month period.  The increase in income tax expense between the periods was primarily a result of the $40.0 million contribution to the Foundation in the prior year nine month period, which resulted in $14.0 million of income tax benefit, along with overall higher pretax income in the current period.  The effective tax rate for the current nine month period was 35.8% compared to 31.8% in the prior year nine month period.  The difference in the effective tax rate between periods was due primarily to a $686 thousand tax return to tax provision adjustment in the prior year nine month period.  Excluding that adjustment, the effective income tax rate would have been 34.0% for the prior year nine month period.  Additionally, the effective tax rate in the prior year nine month period included higher deductible expenses that were associated with the ESOP, due to the new ESOP loan and the $0.60 per share welcome dividend paid in March 2011.

Average Balance Sheet

The following table presents the average balances of our assets, liabilities and stockholders’ equity and the related annualized yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated and the weighted average yield/rate on our interest-earning assets and interest-bearing liabilities at June 30, 2012.  Average yields are derived by dividing annualized income by the average balance of the related assets and average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown.  Average outstanding balances are derived from average daily balances.  The yields and rates include amortization of fees, costs, premiums and discounts which are considered adjustments to yields/rates.  Yields on tax-exempt securities were not calculated on a tax-equivalent basis.

	At	For the Nine Months Ended
	June 30, 2012	June 30, 2012			June 30, 2011
		Average	Interest		Average	Interest
	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets:		(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	4.38%	$5,215,165	$178,007	4.55%	$5,138,334	$189,890	4.93%
MBS(2)	2.86	2,460,912	54,686	2.96	1,950,105	52,379	3.58
Investment securities(2)(3)	1.23	1,292,582	12,535	1.29	1,577,914	14,621	1.24
Capital stock of FHLB	3.43	128,859	3,313	3.43	123,146	2,710	2.94
Cash and cash equivalents	0.25	110,519	205	0.25	364,195	671	0.25
Total interest-earning assets(1)(2)	3.48	9,208,037	248,746	3.60	9,153,694	260,271	3.79
Other noninterest-earning assets		234,735			234,079
Total assets		$9,442,772			$9,387,773

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Checking	0.08%	$562,619	$331	0.08%	$514,396	$330	0.09%
Savings	0.14	257,462	331	0.17	243,122	943	0.52
Money market	0.30	1,091,602	2,675	0.33	1,011,416	4,196	0.55
Certificates	1.50	2,615,323	32,353	1.65	2,811,165	43,497	2.07
Total deposits	0.95	4,527,006	35,690	1.05	4,580,099	48,966	1.43
FHLB advances(4)	3.17	2,499,915	62,641	3.35	2,377,063	67,638	3.80
Repurchase agreements	3.83	388,175	11,387	3.85	596,685	17,943	3.97
Other borrowings	--	--	--	--	36,917	855	3.05
Total borrowings	3.25	2,888,090	74,028	3.42	3,010,665	86,436	3.83
Total interest-bearing liabilities	1.83	7,415,096	109,718	1.97	7,590,764	135,402	2.38
Other noninterest-bearing liabilities		107,572			120,361
Stockholders’ equity		1,920,104			1,676,648
Total liabilities and stockholders’ equity		$9,442,772			$9,387,773
						(Continued)

	At	For the Nine Months Ended
	June 30, 2012	June 30, 2012			June 30, 2011
		Average	Interest		Average	Interest
	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Rate	Balance	Paid	Rate	Balance	Paid	Rate
		(Dollars in thousands)

Net interest income(5)			$139,028			$124,869
Net interest rate spread(6)	1.65%			1.63%			1.41%
Net interest-earning assets		$1,792,941			$1,562,930
Net interest margin(7)				2.01			1.82
Ratio of interest-earning assets
to interest-bearing liabilities				1.24			1.21

Selected performance ratios:
Return on average assets (annualized)				0.80%			0.31%
Return on average equity (annualized)				3.94			1.72
Average equity to average assets				20.33			17.86
Operating expense ratio				0.95			1.55
Efficiency ratio				42.52			76.20

						(Concluded)

 (1)Calculated net of unearned loan fees and deferred costs, and undisbursed loan funds.  Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent. Balances include LHFS.

(2)MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)The average balance of investment securities includes an average balance of nontaxable securities of $55.8 million and $65.2 million for the nine month periods ended June 30, 2012 and 2011, respectively.

(4)FHLB advances are stated net of deferred gains and deferred prepayment penalties.

(5)Net interest income represents the difference between interest income earned on interest-earning assets, such as mortgage loans, investment securities, and MBS, and interest paid on interest-bearing liabilities, such as deposits, FHLB advances, and other borrowings.  Net interest income depends on the balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

(6)Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(7)Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the nine months ended June 30, 2012 to the nine months ended June 30, 2011.    For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.    The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Nine Months Ended
	June 30, 2012 vs. June 30, 2011
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$2,709	$(14,592)	$(11,883)
MBS	12,292	(9,985)	2,307
Investment securities	(2,742)	656	(2,086)
Capital stock of FHLB	132	471	603
Cash and cash equivalents	(469)	3	(466)
Total interest-earning assets	11,922	(23,447)	(11,525)

Interest-bearing liabilities:
Checking	30	(30)	--
Savings	53	(665)	(612)
Money market	312	(1,832)	(1,520)
Certificates	(2,865)	(8,279)	(11,144)
FHLB advances	3,304	(8,301)	(4,997)
Other borrowings	(6,923)	(488)	(7,411)
Total interest-bearing liabilities	(6,089)	(19,595)	(25,684)

Net change in net interest income	$18,011	$(3,852)	$14,159

Comparison of Operating Results for the Quarter Ended June 30, 2012 and 2011

Net income for the quarter ended June 30, 2012 was $18.7 million, compared to $17.3 million for the quarter ended June 30, 2011.  The $1.4 million, or 8.2%, increase for the current quarter was due primarily to a $1.9 million, or 4.2%, increase in net interest income, from $44.3 million for the prior year quarter to $46.2 million for the current quarter.  The increase in net interest income was due to a decrease in interest expense of $9.3 million, or 21.3%, partially offset by a decrease in interest income of $7.4 million, or 8.4%.

Interest and Dividend Income

Total interest and dividend income for the current quarter was $80.6 million compared to $88.1 million for the prior year quarter.  The $7.4 million, or 8.4%, decrease was primarily a result of a decrease in interest income on loans receivable of $4.8 million, or 7.8%, interest income on MBS of $1.5 million, or 7.5%, and investments securities of $1.3 million, or 25.9%.

Interest income on loans receivable for the current quarter was $57.5 million compared to $62.4 million for the prior year quarter.  The $4.9 million decrease in interest income on loans receivable was the result of a 44 basis point decrease in the average yield to 4.41% for the current year quarter, partially offset by an increase of $70.8 million in the average balance of the portfolio.  The decrease in the weighted average yield was due to a significant amount of loan endorsements and refinances, along with originations and purchases at rates which were lower than the existing loan portfolio.  The increase in the average balance of the portfolio was due to originations and purchases exceeding principal repayments.

Interest income on MBS for the current quarter was $18.1 million compared to $19.6 million for the prior year quarter.  The $1.5 million decrease in interest income on MBS was a result of a 56 basis point decrease in the average yield to 2.84% for the current quarter, partially offset by an increase of $244.0 million in the average balance of the portfolio.  The weighted average yield decreased between the two periods due to purchases of MBS at market rates with lower average yields than the existing portfolio between the two periods, repayments of MBS with yields higher than the average yield of the remaining portfolio, and adjustable-rate securities repricing to lower market rates.    The increase in the average balance was a result of purchases funded by proceeds from calls and maturities from the investment securities portfolio and growth in deposits.

Interest income on investment securities for the current quarter was $3.8 million compared to $5.1 million for the prior year quarter.  The $1.3 million decrease in interest income on investment securities was due to a $519.2 million decrease in the average balance of the portfolio, partially offset by an increase of six basis points in the weighted average yield to 1.23% for the current quarter.  The decrease in the average balance was due to calls and maturities of securities, including $280.0 million at the holding company with a weighted average yield of 0.32%, that were not replaced.  Investment securities that matured at the holding company level were not reinvested in this portfolio, but rather were used to repurchase common stock and retained in a deposit account at the Bank.  The increase in the weighted average yield between periods was due primarily to securities that matured having yields less than the existing portfolio.

Interest Expense

Interest expense decreased $9.3 million, or 21.3%, to $34.5 million for the current quarter, from $43.8 million for the prior year quarter.  The decrease in interest expense was due to a decrease in interest expense on deposits of $4.4 million, or 28.7%, FHLB advances of $2.6 million, or 11.9%, and other borrowings of $2.2 million, or 38.3%.

Interest expense on deposits for the current quarter was $11.1 million compared to $15.5 million for the prior year quarter.  The $4.4 million decrease was due primarily to a decrease of 47 basis points in the average rate paid on the certificate of deposit portfolio, from 2.00% for the prior year quarter to 1.53% for the current quarter, as the portfolio continued to reprice to lower market rates, and to a $137.0 million decrease in the average balance of the certificate of deposit portfolio.  The decrease in the average balance was primarily in certificates with an original term-to-maturity less than 35 months, partially offset by an increase in certificates with an original term-to-maturity of 36 months or more.  Additionally, the decrease in the average balance was due in part to the maturity and payout of one retail certificate of deposit related to a legal settlement to which the Bank was not a party.

Interest expense on FHLB advances was $19.9 million for the current quarter compared to $22.5 million in the prior year quarter.  The $2.6 million decrease was due to a decrease of 55 basis points in the average rate paid, from 3.71% for the prior year quarter to 3.16% for the current quarter, partially offset by an increase of $94.8 million in the average balance. The decrease in the weighted average rate was due to the renewal/prepayment between the two periods of $450.0 million of advances with a weighted average effective rate of 3.38%.  The new advances have a weighted average effective rate of 1.25%.  The increase in the average balance was due to replacing certain maturing repurchase agreements as the rates on the advances were more favorable than comparable repurchase agreements.

Interest expense on other borrowings was $3.5 million for the current quarter compared to $5.7 million in the prior year quarter.  The $2.2 million decrease in interest expense on other borrowings was due primarily to a $204.4 million decrease in the average balance.  Between periods, $200.0 million of repurchase agreements matured, $150.0 million of which were repaid with FHLB advances and $50.0 million of which were not replaced.

Net Interest Margin

The net interest margin increased 12 basis points, from 1.88% for the prior year quarter to 2.00% for the current quarter, largely due to the decrease in our cost of funds.

Provision for Credit Losses

The Bank did not record a provision for credit losses during the current quarter, compared to a provision of $1.2 million for the prior year quarter, due to the continued improvement in the performance of our loan portfolio and a continued decline in the level of charge-offs. Loans 90 or more days delinquent decreased $6.4 million, or 22.8%, from $28.0 million at June 30, 2011 to $21.6 million at June 30, 2012.

Other Expense

Total other expenses for the current year quarter were $22.9 million, compared to $23.1 million in the prior year quarter.  The $197 thousand, or 0.9%, decrease was due primarily to decreases in salaries and employee benefits of $529 thousand, partially offset by an increase in other expenses, net of $390 thousand.  The $529 thousand decrease in salaries and employee benefits was due primarily to a decrease in expenses related to the ESOP, partially offset by an increase in stock-based compensation as a result of equity grants during the current quarter.  The $390 thousand increase in other expenses, net was due primarily to an increase in OREO operations expense as well as an increase in expenses related to our low-income housing partnerships.    OREO operations expense, net was $780 thousand for the current quarter compared to $569 thousand in the prior year quarter.

Income Tax Expense

Income tax expense was $10.7 million for the current quarter, compared to $8.8 million for the prior year quarter.  The increase in the current quarter was due primarily to an increase in pretax income.  The effective tax rate for the current quarter was 36.4% compared to 33.8% for the prior year quarter.  The effective tax rate in the prior year quarter included higher deductible expenses that were associated with the ESOP due to the new ESOP loan and the $0.60 per share welcome dividend paid in March 2011.

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

	For the Three Months Ended
	June 30, 2012			June 30, 2011
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$5,217,454	$57,547	4.41%	$5,146,617	$62,393	4.85%
MBS(2)	2,551,531	18,144	2.84	2,307,565	19,619	3.40
Investment securities(2)(3)	1,229,605	3,783	1.23	1,748,804	5,103	1.17
Capital stock of FHLB	130,597	1,111	3.42	126,793	925	2.93
Cash and cash equivalents	95,974	60	0.25	73,772	43	0.24
Total interest-earning assets(1)(2)	9,225,161	80,645	3.50	9,403,551	88,083	3.75
Other noninterest-earning assets	235,564			227,261
Total assets	$9,460,725			$9,630,812

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Checking	$591,302	$115	0.08%	$539,570	$111	0.08%
Savings	262,841	95	0.15	253,254	312	0.49
Money market	1,103,249	824	0.30	1,047,485	1,338	0.51
Certificates	2,628,067	10,034	1.53	2,765,045	13,755	2.00
Total deposits	4,585,459	11,068	0.97	4,605,354	15,516	1.35
FHLB advances(4)	2,526,349	19,859	3.16	2,431,511	22,539	3.71
Repurchase agreements	365,000	3,530	3.83	565,824	5,693	3.98
Other borrowings	--	--	--	3,535	27	3.05
Total borrowings	2,891,349	23,389	3.25	3,000,870	28,259	3.76
Total interest-bearing liabilities	7,476,808	34,457	1.85	7,606,224	43,775	2.30
Other noninterest-bearing liabilities	99,825			90,001
Stockholders’ equity	1,884,092			1,934,587
Total liabilities and stockholders’ equity	$9,460,725			$9,630,812
					(Continued)

	For the Three Months Ended
	June 30, 2012			June 30, 2011
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Net interest income(5)		$46,188			$44,308
Net interest rate spread(6)			1.65%			1.45%
Net interest-earning assets	$1,748,353			$1,797,327
Net interest margin(7)			2.00			1.88
Ratio of interest-earning assets
to interest-bearing liabilities			1.23			1.24

Selected performance ratios:
Return on average assets (annualized)			0.79%			0.72%
Return on average equity (annualized)			3.96			3.57
Average equity to average assets			19.91			20.09
Operating expense ratio			0.97			0.96
Efficiency ratio			43.82			45.83

					(Concluded)

(1)Calculated net of unearned loan fees and deferred costs, and undisbursed loan funds.  Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent. Balances include LHFS.

(2)MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)The average balance of investment securities includes an average balance of nontaxable securities of $52.5 million and $62.6 million for the quarters ended June 30, 2012 and 2011, respectively.

(4)FHLB advances are stated net of deferred gains and deferred prepayment penalties.

(5)Net interest income represents the difference between interest income earned on interest-earning assets, such as mortgage loans, investment securities, and MBS, and interest paid on interest-bearing liabilities, such as deposits, FHLB advances, and other borrowings.  Net interest income depends on the balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

(6)Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(7)Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended June 30, 2012 to the quarter ended June 30, 2011.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	Quarter Ended June 30,
	2012 vs. 2011
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$818	$(5,664)	$(4,846)
MBS	1,941	(3,416)	(1,475)
Investment securities	(1,585)	265	(1,320)
Capital stock of FHLB	28	158	186
Cash equivalents	14	3	17
Total interest-earning assets	1,216	(8,654)	(7,438)

Interest-bearing liabilities:
Checking	10	(7)	3
Savings	12	(228)	(216)
Money market	68	(582)	(514)
Certificates	(654)	(3,067)	(3,721)
FHLB advances	1,060	(3,740)	(2,680)
Other borrowings	(1,977)	(213)	(2,190)
Total interest-bearing liabilities	(1,481)	(7,837)	(9,318)

Net change in net interest income	$2,697	$(817)	$1,880

Comparison of Operating Results for the Quarters Ended June 30, 2012 and March 31, 2012

For the current quarter, the Company recognized net income of $18.7 million, compared to net income of $19.3 million for the quarter ended March 31, 2012.  The $642 thousand, or 3.3%, decrease in net income was due primarily to a decrease in net interest income of $1.3 million, or 2.7%, and an increase in other expenses of $936 thousand, or 4.3%, partially offset by a decrease in the provision for credit losses of $1.5 million.

Interest and Dividend Income

Total interest and dividend income for the current quarter was $80.6 million compared to $83.3 million for the prior quarter.  The $2.7 million, or 3.2%, decrease was primarily a result of decreases in interest income on loans receivable and investment securities.

Interest income on loans receivable was $57.5 million for the current quarter, compared to $59.8 million for the prior quarter.  The $2.3 million, or 3.7%, decrease was due primarily to a 16 basis point decrease in the weighted average yield to 4.41% for the current quarter.  The decrease in the weighted average yield was due to loan endorsements and refinances, along with originations and purchases at rates that were lower than the average rate of the existing loan portfolio.

Interest income on investment securities decreased $332 thousand, or 8.1%, primarily due to an eight basis point decrease in the average yield to 1.23% for the current quarter.  The decrease in the average yield was due primarily to a decrease in discount accretion on trust preferred securities as compared to the prior quarter, as well as to the maturity of securities late during the prior quarter with yields greater than the average yield on the existing portfolio.

Interest income on MBS for the current quarter was $18.1 million compared to $18.2 million for the prior quarter.  The $25 thousand, or 0.1%, decrease was due to a decrease of 13 basis points in the average yield to 2.84%, partially offset by an increase of $101.0 million in the average balance of the portfolio.  The decrease in the weighted average yield between the two periods was due primarily to repayments on MBS with yields higher than the remaining portfolio, and to purchases of MBS at market rates which resulted in a lower average yield than the existing portfolio between the two periods.  The increase in the average balance was primarily a result of MBS purchased late in the prior quarter.

Interest Expense

Total interest expense decreased $1.3 million, or 3.8%, to $34.5 million for the current quarter from $35.8 million for the prior quarter.  The decrease in interest expense was due to a $767 thousand, or 6.5%, decrease in interest expense on deposits, and to a $584 thousand, or 2.9%, decrease in interest expense on FHLB advances.

Interest expense on deposits was $11.1 million for the current quarter, compared to $11.8 million for the prior quarter.  The $767 thousand decrease in interest expense on deposits was due primarily to a decrease of 11 basis points in the average rate paid on the certificate of deposit portfolio, from 1.64% for the prior quarter to 1.53% for the current quarter, as the portfolio continued to reprice to lower market rates.  The average rate paid on deposits decreased eight basis points, to 0.97%, during the quarter.

Interest expense on FHLB advances was $19.9 million for the current quarter, compared to $20.4 million for the prior quarter.  The $584 thousand decrease in interest expense was due to a decrease of nine basis points in the average rate paid to 3.16% for the current quarter.  The decrease in the average rate paid for the current quarter was due to a full quarter impact of $200.0 million of FHLB advances that were refinanced and $150.0 million that were renewed to lower current market rates, both in the prior quarter.

Net Interest Margin

The net interest margin decreased six basis points, from 2.06% for the prior quarter to 2.00% for the current quarter, due primarily to a decrease in the weighted average yield on loans, partially offset by a decrease in the cost of funds, specifically the certificate of deposit portfolio and FHLB advances.

Provision for Credit Losses

The Bank did not record a provision for credit losses during the current quarter, compared to a provision of $1.5 million for the prior quarter, due to the continued improvement in the performance of our loan portfolio and a continued decline in the level of charge-offs.  Loans 90 or more days delinquent decreased $3.6 million, or 14.3%, from $25.3 million at March 31, 2012 to $21.6 million at June 30, 2012.  Net charge-offs during the current quarter were $782 thousand compared to $1.0 million in the prior quarter, excluding the $3.5 million of SVAs charged-off during the prior quarter as a result of implementing a loan charge-off policy change as the requirements for OCC Call Reports, which the Bank began filing in the prior quarter, do not permit the use of SVAs.

Other Expense

Total other expense was $22.9 million for the current quarter compared to $22.0 million for the prior quarter.  The $936 thousand, or 4.3%, increase between periods was due primarily to a $931 thousand increase in salaries and employee benefits expense, partially offset by a $441 thousand decrease in other expenses, net.  The increase in salaries and employee benefits expense during the current quarter was due primarily to an increase in payroll expense, officer bonus expense, and stock based compensation expense related to 2012 Equity Incentive Plan grants issued during the current quarter.  The decrease in other expenses, net was due primarily to the prior quarter including expenses incurred for the Company’s annual meeting of stockholders, as well as to a decrease in the impairment and valuation allowance related to the mortgage-servicing rights asset and a decrease in OREO operations, net.  OREO operations expense, net was $780 thousand for the current quarter, compared to $865 thousand for the prior quarter.

Income Tax Expense

Income tax expense was $10.7 million for the current quarter, compared to $10.9 million for the prior quarter.  The effective income tax rate for the current quarter was 36.4% compared to 36.0% for the prior quarter.

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

	For the Three Months Ended
	June 30, 2012			March 31, 2012
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$5,217,454	$57,547	4.41%	$5,236,465	$59,785	4.57%
MBS(2)	2,551,531	18,144	2.84	2,450,532	18,169	2.97
Investment securities(2)(3)	1,229,605	3,783	1.23	1,257,852	4,115	1.31
Capital stock of FHLB	130,597	1,111	3.42	129,515	1,111	3.45
Cash and cash equivalents	95,974	60	0.25	152,735	94	0.25
Total interest-earning assets(1)(2)	9,225,161	80,645	3.50	9,227,099	83,274	3.61
Other noninterest-earning assets	235,564			238,195
Total assets	$9,460,725			$9,465,294

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Checking	$591,302	$115	0.08%	$561,799	$109	0.08%
Savings	262,841	95	0.15	256,970	86	0.13
Money market	1,103,249	824	0.30	1,096,620	907	0.33
Certificates	2,628,067	10,034	1.53	2,624,122	10,733	1.64
Total deposits	4,585,459	11,068	0.97	4,539,511	11,835	1.05
FHLB advances(4)	2,526,349	19,859	3.16	2,526,848	20,443	3.25
Repurchase agreements	365,000	3,530	3.83	365,000	3,530	3.83
Total borrowings	2,891,349	23,389	3.25	2,891,848	23,973	3.32
Total interest-bearing liabilities	7,476,808	34,457	1.85	7,431,359	35,808	1.94
Other noninterest-bearing liabilities	99,825			98,696
Stockholders’ equity	1,884,092			1,935,239
Total liabilities and stockholders’ equity	$9,460,725			$9,465,294
					(Continued)

	For the Three Months Ended
	June 30, 2012			March 31, 2012
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Net interest income(5)		$46,188			$47,466
Net interest rate spread(6)			1.65%			1.67%
Net interest-earning assets	$1,748,353			$1,795,740
Net interest margin(7)			2.00			2.06
Ratio of interest-earning assets
to interest-bearing liabilities			1.23			1.24

Selected performance ratios:
Return on average assets (annualized)			0.79%			0.82%
Return on average equity (annualized)			3.96			3.99
Average equity to average assets			19.91			20.45
Operating expense ratio			0.97			0.93
Efficiency ratio			43.82			40.96

					(Concluded)

(1)Calculated net of unearned loan fees and deferred costs, and undisbursed loan funds.  Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent. Balances include LHFS.

(2)MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)The average balance of investment securities includes an average balance of nontaxable securities of $52.5 million and $56.1 million for the quarters ended June 30, 2012 and March 31, 2012, respectively.

(4)FHLB advances are stated net of deferred gains and deferred prepayment penalties.

(5)Net interest income represents the difference between interest income earned on interest-earning assets, such as mortgage loans, investment securities, and MBS, and interest paid on interest-bearing liabilities, such as deposits, FHLB advances, and other borrowings.  Net interest income depends on the balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

(6)Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(7)Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended June 30, 2012 to the quarter ended March 31, 2012.    For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.    The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	Quarter Ended
	June 30, 2012 vs. March 31, 2012
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(225)	$(2,013)	$(2,238)
MBS	734	(759)	(25)
Investment securities	(91)	(241)	(332)
Capital stock of FHLB	9	(9)	--
Cash and cash equivalents	(34)	--	(34)
Total interest-earning assets	393	(3,022)	(2,629)

Interest-bearing liabilities:
Checking	6	(1)	5
Savings	2	7	9
Money market	5	(88)	(83)
Certificates	16	(714)	(698)
FHLB advances	--	(584)	(584)
Total interest-bearing liabilities	29	(1,380)	(1,351)

Net change in net interest income	$364	$(1,642)	$(1,278)

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

We generally intend to maintain cash reserves sufficient to meet short-term liquidity needs, which are routinely forecasted for 10, 30, and 365 days.  Additionally, on a monthly basis, we perform a liquidity stress test in accordance with the Interagency Policy Statement on Funding and Liquidity Risk Management.  The liquidity stress test incorporates both short-term and long-term liquidity scenarios in order to identify periods of, and to quantify, liquidity risk.  In the event short-term liquidity needs exceed available cash, the Bank has access to lines of credit at the FHLB and the Federal Reserve Bank.  The FHLB line of credit, when combined with FHLB advances, may generally not exceed 40% of total assets.  Our excess capacity at the FHLB as of June 30, 2012 was $1.09 billion,  which decreased $169.4 million from $1.26 billion at September 30, 2011.  The Federal Reserve Bank line of credit is based upon the fair values of the securities pledged as collateral and certain other characteristics of those securities, and is used only when other sources of short-term liquidity are unavailable.  At June 30, 2012, the Bank had $2.15 billion of securities that were eligible but unused as collateral for borrowing or other liquidity needs.  This collateral amount is comprised of AFS and HTM securities with individual fair values greater than $10.0 million, which is then reduced by a collateralization ratio of 10% to account for potential market value fluctuations.  Borrowings on the lines of credit are outstanding until replaced by cash flows from long-term sources of liquidity, and are generally outstanding no longer than 30 days.

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

At June 30, 2012, cash and cash equivalents totaled $172.9 million, an increase of $51.9 million from September 30, 2011.

During the first nine months of fiscal year 2012, loan originations and purchases, net of principal repayments and related loan activity, resulted in a cash outflow of $71.2 million, compared to a cash outflow of $7.7 million for the same period in the prior year.  See additional discussion regarding loan activity in “Financial Condition – Loans Receivable.”

During the nine months ended June 30, 2012, the Company received principal payments on MBS of $447.4 million and proceeds from called or matured investment securities of $865.4 million, which were largely reinvested into the investment securities and MBS portfolios.  Of the $865.4 million of called and matured investment securities, $240.0 million were securities at the holding company level.  The cash flows from this portfolio were used to repurchase common stock or were retained in a deposit account at the Bank.  During the nine months ended June 30, 2012, the Company purchased $616.1 million of investment securities and $557.2 million of MBS.

The following table presents the contractual maturity of our loan, MBS, and investment securities portfolios at June 30, 2012.  Loans and securities which have adjustable interest rates are shown as maturing in the period during which the contract is due.  The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses.

	Loans(1)		MBS		Investment Securities		Total
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Amounts due:
Within one year	$44,805	4.61%	$--	--%	$123,569	1.53%	$168,374	2.35%

After one year:
Over one to two	23,028	4.13	--	--	32,898	1.50	55,926	2.58
Over two to three	8,179	5.06	--	--	95,705	1.37	103,884	1.66
Over three to five	53,381	5.38	1,883	6.00	897,277	1.30	952,541	1.54
Over five to ten	347,848	4.80	534,044	3.82	37,421	1.93	919,313	4.11
Over 10 to 15	1,369,512	4.02	987,658	2.94	2,573	5.28	2,359,743	3.57
After 15 years	3,410,050	4.44	987,074	3.03	6,146	3.58	4,403,270	4.12
Total due after one year	5,211,998	4.37	2,510,659	3.17	1,072,020	1.35	8,794,677	3.65

	$5,256,803	4.37%	$2,510,659	3.17%	$1,195,589	1.37%	$8,963,051	3.63%

(1)Demand loan, loans having no stated maturity, and overdraft loans are included in the amounts due within one year.  Construction loans are presented based on the term to complete construction.  The maturity date for home equity loans assumes the customer always makes the required minimum payment.

The Bank utilizes FHLB advances to provide funds for lending and investment activities.  The Bank’s policies allow advances up to 40% of total Bank assets.   At June 30, 2012, the Bank’s ratio of the face amount of advances to total assets, as reported to the OCC,  was 27%.  The advances are secured by a blanket pledge of our loan portfolio, as collateral, supported by quarterly reporting to the FHLB.  Currently, the blanket pledge is sufficient collateral for the FHLB advances.  It is possible that increases in our borrowings or decreases in our loan portfolio or changes in FHLB lending guidelines could require the Bank to pledge securities as collateral on the FHLB advances.  The Bank relies on FHLB advances as a primary source of borrowings.  The outstanding amount of FHLB advances was $2.55 billion at June 30, 2012, of which $425.0 million is scheduled to mature in the next 12 months.  Maturing advances will likely be replaced with borrowings with terms between 36 and 60 months.

The Bank has access to and utilizes other sources for liquidity, such as secondary market repurchase agreements, brokered deposits, and public unit deposits.  The Bank’s internal policy limits total borrowings to 55% of total assets.  At June 30, 2012, the Bank had repurchase agreements of $365.0 million, or approximately 4% of assets, $75.0 million of which were scheduled to mature in the next 12 months.  The Bank may enter into additional repurchase agreements as management deems appropriate, not to exceed 15% of total assets.  The Bank has pledged securities with an estimated fair value of $426.6 million as collateral for repurchase agreements at June 30, 2012.  The securities pledged for the repurchase agreements will be delivered back to the Bank when the repurchase agreements mature.

As of June 30, 2012, the Bank’s policy allows for brokered deposits up to 10% of total deposits and public unit deposits up to 5% of total deposits.  At June 30, 2012, the Bank had brokered deposits of $83.7 million, or approximately 2% of total deposits and public unit deposits of $192.0 million, or approximately 4% of total deposits.  Management continuously monitors the wholesale deposit market for opportunities to obtain brokered and public unit deposits at attractive rates.  The Bank has pledged securities with an estimated fair value of $208.7 million as collateral for public unit deposits.  The securities pledged as collateral for public unit deposits are held under joint custody receipt by the FHLB and generally will be released upon deposit maturity.

At June 30, 2012, $1.25 billion of the Bank’s $2.62 billion of certificates of deposit were scheduled to mature within one year. Included in the $1.25 billion were $180.9 million of public unit and brokered deposits scheduled to mature within the same time period.  Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products at the prevailing rate, although no assurance can be given in this regard.

As of June 30, 2012, the Bank had entered into $16.1 million of agreements with a third party in connection with the remodeling of the Bank’s home office.  As of June 30, 2012, obligations under those agreements totaling $3.7 million were outstanding.  The existing home office building was constructed in 1961 and has been fully depreciated since 1997.  The project scope includes replacement of all mechanical and electrical systems, interior finishes, and exterior building components.  The completed project will result in a more energy efficient building which is expected to lower our utility and maintenance expenses.  There will be additional expenses related to the project through fiscal year 2013, which is when the project is expected to be completed.  Costs related to the project will be capitalized and depreciated according to the estimated useful life of the assets as they are placed in service.

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

Generally, savings institutions, such as the Bank, may make capital distributions during any calendar year equal to earnings of the previous two calendar years and current year-to-date earnings.  It is generally required that the Bank remain well-capitalized before and after the proposed distribution.  However, an institution deemed to be in need of more than normal supervision by the OCC may have its dividend authority restricted.  A savings institution, such as the Bank, that is a subsidiary of a savings and loan holding company and that proposes to make a capital distribution must submit written notice to the OCC and FRB 30 days prior to such distribution.  The OCC and FRB may object to the distribution during that 30-day period based on safety and soundness or other concerns.  Savings institutions that desire to make a larger capital distribution, or are under special restrictions, or are not, or would not be, well-capitalized following a proposed capital distribution, however, must obtain regulatory approval prior to making such distribution.

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company.  So long as the Bank continues to remain “well-capitalized” after each capital distribution and operates in a safe and sound manner, it is management’s belief that the OCC and FRB will continue to allow the Bank to distribute its net income to the Company, although no assurance can be given in this regard.

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

The Company paid cash dividends of $52.4 million during the nine months ended June 30, 2012.  The $52.4 million of dividend payments consisted of three quarterly dividends totaling $36.2 million and a special dividend of $16.2 million related to fiscal year

2011 earnings, per the Company’s dividend policy.  On July 20, 2012, the Company declared a quarterly cash dividend of $0.075 per share, which will equate to approximately $11.4 million, payable August 17, 2012.  Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, the Bank’s regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company.

At June 30, 2012, Capitol Federal Financial, Inc., at the holding company level, had $274.9 million on deposit with the Bank and $120.4 million in investment securities with a WAL of 0.3 years.  As of June 30, 2012, $60.1 million of these securities will mature within 90 days.

In December 2011, the Company announced that the Board of Directors approved the repurchase of up to $193.0 million of the Company’s common stock.  The Company repurchased 7,459,209 shares of common stock at an average price of $11.75 per share during the current quarter and, as of June 30, 2012, had repurchased a total of 9,658,309 shares at an average price of $11.77 per share.  This plan has no expiration date.  See additional discussion regarding repurchase activity in “Financial Condition – Stockholders’ Equity.”

Off Balance Sheet Arrangements, Commitments and Contractual Obligations

The Company, in the normal course of business, makes commitments to buy or sell assets or to incur or fund liabilities.  Commitments may include, but are not limited to:

•	the origination, purchase, or sale of loans,
•	the purchase or sale of investment securities and MBS,
•	extensions of credit on home equity loans and construction loans,
•	terms and conditions of operating leases, and
•	funding withdrawals of deposit accounts at maturity.

The following table summarizes our contractual obligations and other material commitments as of June 30, 2012.

	Maturity Range
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
	(Dollars in thousands)

Operating leases	$12,559	$1,258	$2,159	$1,787	$7,355

Certificates of deposit	$2,622,868	$1,247,214	$1,027,351	$346,187	$2,116
Weighted average rate	1.50%	1.10%	1.85%	1.90%	2.61%

FHLB advances	$2,550,000	$425,000	$1,050,000	$775,000	$300,000
Weighted average rate	2.76%	3.77%	2.28%	2.83%	2.82%

Repurchase agreements	$365,000	$75,000	$170,000	$20,000	$100,000
Weighted average rate	3.83%	3.43%	4.21%	4.45%	3.35%

Commitments to originate/refinance and
purchase/participate in loans	$229,198	$229,198	$--	$--	$--
Weighted average rate	3.47%	3.47%	--%	--%	--%

Commitments to fund unused home
equity lines of credit and
commercial commitments	$263,985	$263,985	$--	$--	$--
Weighted average rate	4.55%	4.55%	--%	--%	--%

Unadvanced portion of
construction loans	$25,451	$25,451	$--	$--	$--
Weighted average rate	4.08%	4.08%	--%	--%	--%

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

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a  “well-capitalized”  status for the Bank in accordance with regulatory standards.    As of June 30, 2012, the Bank exceeded all regulatory capital requirements.  The following table presents the Bank’s regulatory capital ratios at June 30, 2012 based upon regulatory guidelines.

		Regulatory
		Requirement For
	Bank	“Well-Capitalized”
	Ratios	Status
Tier 1 (core) capital	14.6%	5.0%
Tier 1 (core) risk-based capital	37.7%	6.0%
Total risk-based capital	38.1%	10.0%

A reconciliation of the Bank’s equity under GAAP to regulatory capital amounts as of June 30, 2012 is as follows (dollars in thousands):

Total Bank equity as reported under GAAP	$1,379,455
Unrealized gains on AFS securities	(23,891)
Other	(77)
Total tangible and core capital	1,355,487
ACL	11,777
Total risk-based capital	$1,367,264

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

For a complete discussion of the Bank’s asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Bank’s portfolios, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk” in the Company’s Annual Report to Stockholders for the year ended September 30, 2011, attached as Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.  The analyses presented in the tables below reflect the level of market risk at the Bank and does not include the assets of the Company, at the holding company level.  Assets held by the Company, at the holding company level, at June 30, 2012 consisted primarily of cash and short-term investment securities.  The holding company cash was deposited at the Bank at June 30, 2012; therefore, is it reflected in the Bank’s tables below.  The Company’s securities, at the holding company level, totaled $120.4 million at June 30, 2012.  The securities at the holding company are not managed in accordance with the interest rate risk objectives of the Bank and would not materially impact the Bank’s tables below if they were included.  The rates of interest the Bank earns on its assets and pays on its liabilities are generally established contractually for a period of time.  Fluctuations in interest rates have a significant impact not only upon our net income, but also upon the cash flows and market values of our assets and liabilities.  Our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities.  Risk associated with changes in interest rates on the earnings of the Bank and the market value of its financial assets and liabilities is known as interest rate risk.  Interest rate risk is our most significant market risk and our ability to adapt to changes in interest rates is known as interest rate risk management.

The general objective of our interest rate risk management program is to determine and manage an appropriate level of interest rate risk while maximizing net interest income in a manner consistent with our policy to reduce, to the extent practicable, the exposure of net interest income to changes in market interest rates.  The Asset and Liability Committee regularly reviews the interest rate risk exposure of the Bank by forecasting the impact of hypothetical, alternative interest rate environments on net interest income and the market value of portfolio equity (“MVPE”) at various dates.  The MVPE is defined as the net of the present value of cash flows from existing assets, liabilities and off-balance sheet instruments.  The present values are determined based upon market conditions as of the date of the analysis, as well as in alternative interest rate environments providing potential changes in the MVPE under those alternative interest rate environments.  Net interest income is projected in the same alternative interest rate environments, both with a static balance sheet and with management strategies considered.  The MVPE and net interest income analyses are also conducted to estimate our sensitivity to rates for future time horizons based upon market conditions as of the date of the analysis.  In addition to the interest rate environments presented below, management also reviews the impact of non-parallel rate shock scenarios on a quarterly basis.  These scenarios consist of flattening and steepening the yield curve by changing short-term and long-term interest rates independent of each other, and simulating cash flows and valuations as a result of these hypothetical changes in rates.  This analysis helps management quantify the Bank’s exposure to changes in the shape of the yield curve.

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

Change	Percentage Change in Net Interest Income
(in Basis Points)	At
in Interest Rates(1)	June 30, 2012	March 31, 2012	September 30, 2011
-100 bp	N/A	N/A	N/A
000 bp	--	--	--
+100 bp	3.31%	1.64%	4.46%
+200 bp	2.12%	1.06%	3.75%
+300 bp	(0.34)%	(1.01)%	(0.33)%

(1)Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

At June 30, 2012, the percentage change in the net interest income projections were more positive in the +100 and +200 basis point interest rate environments and less negative in the +300 basis point interest rate environment than at March 31, 2012.  The change in the sensitivity was a result of a decrease in interest rates during the current quarter.  The decrease in interest rates caused the WAL of mortgage-related assets and callable agency debentures to shorten as borrowers have an economic incentive to refinance their mortgages to lower interest rate loans, and agency debt issuers have an economic incentive to exercise their call options and issue lower costing debt.  This resulted in an increase in repricing assets over the next 12 months compared to March 31, 2012.  As a result, as interest rates rise, the benefit to net interest income is greater at June 30, 2012 than at March 31, 2012.  As interest rates increase, the amount of cash flows on mortgage-related assets and callable agency debentures expected to reprice decrease as borrowers have less economic incentive to refinance their mortgages to lower interest rates and agency debt issuers have less economic incentive to exercise their call options and issue lower costing debt.  The Bank benefits from rising interest rates in the +100 and +200 interest rate environments at June 30, 2012 due to repricing assets exceeding repricing liabilities.  In the +300 basis point interest rate environment, repricing assets slow to a point where repricing liabilities more than offset the benefit of the higher interest rates on repricing assets, resulting in a decrease in the net interest income, as compared to the base case.

The following table sets forth the estimated percentage change in the MVPE for each period presented based on the indicated instantaneous, parallel and permanent change in interest rates.  The percentage change in each interest rate environment represents the difference between the MVPE in the base case and the MVPE in each alternative interest rate environment.  The estimations of the MVPE used in preparing the table below are based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities do not change, that any repricing of assets or liabilities occurs at current product or market rates for the alternative rate environments as of the dates presented, and that different prepayment rates are used in each alternative interest rate environment.  The estimated MVPE results from the valuation of cash flows from financial assets and liabilities over the anticipated lives of each for each interest rate environment.  The table below presents the effects of the changes in interest rates on our assets and liabilities as they mature, repay or reprice, as shown by the change in the MVPE for alternative interest rates.

Change	Percentage Change in MVPE
(in Basis Points)	At
in Interest Rates(1)	June 30, 2012	March 31, 2012	September 30, 2011
-100 bp	N/A	N/A	N/A
000 bp	--	--	--
+100 bp	2.18%	(2.47)%	0.61%
+200 bp	(5.30)%	(10.97)%	(5.69)%
+300 bp	(14.73)%	(20.78)%	(14.91)%

(1)Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

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

The sensitivity of the MVPE to changes in interest rates at June 30, 2012 decreased from March 31, 2012 due to a decrease in interest rates during the current quarter.  As interest rates decrease, prepayment assumptions on loans, fixed-rate loans in particular, increase as borrowers have an economic incentive to refinance their mortgages to lower interest rate loans.  The higher prepayment assumptions shorten the expected average lives of these assets, thereby decreasing their sensitivity to changes in interest rates.

The Bank’s MVPE declines in the +200 and +300 basis point interest rate environments.  As interest rates increase to these levels, the estimated fair values of the liabilities with shorter average lives do not respond to the increase in interest rates in the same manner as the longer maturity assets do.  Prepayments on our mortgage-related assets, specifically our fixed-rate loans, are expected to decrease significantly as interest rates rise.  Projected prepayments would likely only be realized as a result of normal changes in borrowers’ lives, such as divorce, death, job-related relocations, or other life changing events.  Lower prepayment expectations extend the expected average lives of these assets, relative to the assumptions in the base case, thereby increasing their sensitivity to changes in interest rates.  As the average lives of assets increase, so too does the Bank’s sensitivity to rising interest rates.

The ability to maximize net interest income is dependent largely upon the attainment of a positive interest rate spread that can be sustained over time despite fluctuations in prevailing interest rates.  The asset and liability repricing gap is a measure of the difference between the amount of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time.  The difference provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates.  A gap is considered positive when the amount of interest-earning assets exceeds the amount of interest-bearing liabilities maturing or repricing during the same period.  A gap is considered negative when the amount of interest-bearing liabilities exceeds the amount of interest-earning assets maturing or repricing during the same period.  Generally, during a period of rising interest rates, a negative gap within shorter repricing periods adversely affects net interest income, while a positive gap within shorter repricing periods results in an increase in net interest income.  During a period of falling interest rates, the opposite would generally be true.

The following gap table summarizes the anticipated maturities or repricing of the Bank’s interest-earning assets and interest-bearing liabilities as of June 30, 2012, based on the information and assumptions set forth in the notes below.  Cash flow projections for mortgage-related assets are calculated based on current interest rates.  Prepayment projections are subjective in nature, involve uncertainties and assumptions and, therefore, cannot be determined with a high degree of accuracy.  Although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates.  Assumptions may not reflect how actual yields and costs respond to market changes.  The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates.  Certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the gap table.  For additional information regarding the impact of changes in interest rates, see the aforementioned Percentage Change in Net Interest Income and Percentage Change in MVPE discussions and tables.

	Within	Three to	More Than	More Than
	Three	Twelve	One Year to	Three Years	Over
	Months	Months	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable:(1)
Mortgage loans:
Fixed-rate	$350,381	$1,159,304	$1,404,969	$491,506	$813,640	$4,219,800
Adjustable-rate	69,383	399,252	310,449	57,345	10,940	847,369
Other loans	120,056	14,726	14,413	4,657	4,554	158,406
Investment securities(2)	178,753	191,398	439,835	259,871	2,088	1,071,945
MBS(3)	347,862	851,946	751,960	257,372	266,315	2,475,455
Other interest-earning assets	145,233	--	--	--	--	145,233
Total interest-earning assets	1,211,668	2,616,626	2,921,626	1,070,751	1,097,537	8,918,208

Interest-bearing liabilities:
Deposits:
Checking(4)	93,422	44,601	96,143	77,205	296,020	607,391
Savings(4)	82,564	12,041	27,763	21,533	119,346	263,247
Money market(4)	60,367	248,010	326,965	188,575	549,887	1,373,804
Certificates	431,156	823,380	1,020,029	346,271	2,032	2,622,868
Borrowings(5)	100,000	400,000	1,225,499	795,000	447,260	2,967,759
Total interest-bearing liabilities	767,509	1,528,032	2,696,399	1,428,584	1,414,545	7,835,069

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$444,159	$1,088,594	$225,227	$(357,833)	$(317,008)	$1,083,139

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities	$444,159	$1,532,753	$1,757,980	$1,400,147	$1,083,139

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities as a
percent of total Bank assets at
June 30, 2012	4.78%	16.48%	18.90%	15.06%	11.65%
March 31, 2012	3.62	12.10	6.53	11.32	11.79
September 30, 2011	0.84	18.60	18.18	18.21	12.51

(1)

ARM loans are included in the period in which the rate is next scheduled to adjust or in the period in which repayments are expected to occur, or prepayments are expected to be received, prior to their next rate adjustment, rather than in the period in which the loans are due.  Fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization and prepayment assumptions.  Balances have been reduced for loans 90 or more days delinquent, which totaled $21.6 million at June 30, 2012.

(2)	Based on contractual maturities, terms to call date or pre-refunding dates as of June 30, 2012, and excludes the unrealized gain adjustment of $3.2 million on AFS investment securities.
(3)	Reflects estimated prepayments of MBS in our portfolio, and excludes the unrealized gain adjustment of $35.2 million on AFS MBS.
(4)

Although the Bank’s checking, savings and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities.  The decay rates (the assumed rate at which the balance of existing accounts would decline) used on these accounts are based on assumptions developed from our actual experience with these accounts.  If all of the Bank’s checking, savings and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $170.7 million, for a cumulative one-year gap of (1.8)% of total assets.

(5)	Borrowings exclude $22.4 million of deferred prepayment penalty costs and $321 thousand of deferred gain on the terminated interest rate swap agreements.

The one-year gap at June 30, 2012 was 16.48%, up from 12.10% at March 31, 2012.  The increase from March 31, 2012 was due primarily to a decrease in interest rates during the current quarter, which increased the amount of assets projected to reprice in the next 12 months.  As interest rates decrease, the amount of cash flows on mortgage-related assets and callable agency debentures expected to reprice increases as borrowers have an economic incentive to refinance their mortgages to lower interest rates and agency debt issuers have an economic incentive to exercise their call options and issue lower costing debt.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Act”) as of June 30, 2012.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of June 30, 2012, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) identified in connection with the evaluation required by Rule 13a-15(d) of the Act that occurred during the Company’s quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table summarizes our share repurchase activity during the three months ended June 30, 2012 and additional information regarding our share repurchase program.  On December 21, 2011, the Company announced that the Board of Directors approved the repurchase of up to $193.0 million of the Company’s common stock.   This plan has no expiration date.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Additional Number of Shares Allowed for Repurchase Under New Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2012 through
April 30, 2012	1,298,440	$11.77	1,298,440	--	$151,660,257
May 1, 2012 through
May 31, 2012	2,545,024	11.85	2,545,024	--	121,513,164
June 1, 2012 through
June 30, 2012	3,615,745	11.67	3,615,745	--	79,307,449
Total	7,459,209	11.75	7,459,209		79,307,449

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: August 3, 2012	By: /s/ John B. Dicus
John B. Dicus, Chairman, President and Chief Executive Officer

Date: August 3, 2012	By: /s/ Kent G. Townsend
Kent G. Townsend, Executive Vice President,
Chief Financial Officer, and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Document
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

10.5	Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference
10.6	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4,
2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference
10.7	Form of Restricted Stock Agreement under the Recognition and Retention Plan filed on February 4, 2005 as Exhibit 10.7 to the
December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference
10.8	Description of Named Executive Officer Salary and Bonus Arrangements filed on November 29,
2011 as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K and incorporated herein by reference
10.9	Description of Director Fee Arrangements filed on February 9, 2011 as Exhibit 10.9 to the
December 31, 2010 Form 10-Q and incorporated herein by reference
10.10	Short-term Performance Plan filed on August 4, 2011 as Exhibit 10.10 to the June 30, 2011
Form 10-Q and incorporated herein by reference
10.11	Capitol Federal Financial, Inc. 2012 Equity Incentive Plan (the “Equity Incentive Plan”) filed on December 22, 2011 as Appendix A to Capitol Federal Financial, Inc.’s Proxy Statement
(File No. 001-34814) and incorporated herein by reference
10.12	Form of Incentive Stock Option Agreement under the Equity Incentive Plan filed on
February 6, 2012 as Exhibit 10.12 to the December 31, 2011 Form 10-Q and incorporated herein by reference
10.13	Form of Non-Qualified Stock Option Agreement under the Equity Incentive Plan filed on
February 6, 2012 as Exhibit 10.13 to the December 31, 2011 Form 10-Q and incorporated herein by reference
10.14	Form of Stock Appreciation Right Agreement under the Equity Incentive Plan filed on
February 6, 2012 as Exhibit 10.14 to the December 31, 2011 Form 10-Q and incorporated herein by reference

10.15	Form of Restricted Stock Agreement under the Equity Incentive Plan filed on
February 6, 2012 as Exhibit 10.15 to the December 31, 2011 Form 10-Q and incorporated herein by reference
11	Statement re: computation of earnings per share*
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer
32

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer, and Kent G. Townsend, Executive Vice President,  Chief Financial Officer and Treasurer

101

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 3, 2012, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at June 30, 2012 and September 30, 2011, (ii) Consolidated Statements of Operations for the three and nine months ended June 30, 2012 and 2011, (iii) Consolidated Statement of Stockholders’ Equity for the nine months ended June 30, 2012, (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2012 and 2011, and (v) Notes to the Unaudited Consolidated Financial Statements **

*No statement is provided because the computation of per share earnings can be clearly determined from the Financial Statements included in this report.

**Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.