Form 10-K
period 2012-09-30
Capitol Federal Financial Inc
filed 2012-11-29
CIK 1490906

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

☑        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

                                                                                 or

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

Yes ☑      No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

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

Large accelerated filer ☑           Accelerated filer ☐            Non-accelerated filer ☐            Smaller reporting company ☐

                                                                            (do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of such stock on the NASDAQ Stock Market as of March 31, 2012, was $1.93 billion.

As of November 16, 2012, there were issued and outstanding 152,907,557 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-K - Portions of the Annual Report to Stockholders for the year ended September 30, 2012.    Part III of Form 10-K - Portions of the proxy statement for the Annual Meeting of Stockholders for the year ended September 30, 2012.

PART IV	Item 15.	Exhibits and Financial Statement Schedules	45

SIGNATURES	46

INDEX TO EXHIBITS	47

PRIVATE SECURITIES LITIGATION REFORM ACT—SAFE HARBOR STATEMENT

Capitol Federal Financial, Inc. (the “Company”), and Capitol Federal Savings Bank (“Capitol Federal Savings” or the “Bank”), may from time to time make written or oral “forward-looking statements”, including statements contained in documents filed or furnished by the Company with the Securities and Exchange Commission (“SEC”).  These forward-looking statements may be included in this Annual Report on Form 10-K and the exhibits attached to it, in the Company’s reports to stockholders, in the Company’s press releases, and in other communications by the Company, which are made in good faith by us pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control.  The words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our future results to differ materially from the plans, objectives, goals, expectations, anticipations, estimates and intentions expressed in the forward-looking statements:

•	our ability to continue to maintain overhead costs at reasonable levels;
•	our ability to continue to originate a significant volume of one- to four-family mortgage loans in our market areas or to purchase loans through correspondents;
•	our ability to acquire funds from or invest funds in wholesale or secondary markets at favorable yields as compared to the related funding source;
•	our ability to access cost-effective funding;
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

•	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
•	the effects of, and changes in, trade, fiscal policies and laws, and monetary and interest rate policies of the Board of Governors of the Federal Reserve System (“FRB”);
•	the effects of, and changes in, foreign and military policies of the United States government;
•	inflation, interest rate, market and monetary fluctuations;
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

Item 1.  Business

General

The Company is a Maryland corporation that was incorporated in April 2010 to be the successor corporation upon completion of its conversion from a mutual holding company form of organization to a stock form of organization.  The Bank is a wholly-owned subsidiary of the Company.  The Company’s common stock is traded on the Global Select tier of the NASDAQ Stock Market under the symbol “CFFN.”

In December 2010, Capitol Federal Financial completed its conversion from a mutual holding company form of organization to a stock form of organization (“the corporate reorganization”).  Capitol Federal Financial, which owned 100% of the Bank, was succeeded by Capitol Federal Financial, Inc.  As part of the corporate reorganization, Capitol Federal Savings Bank MHC’s (“MHC”) ownership interest of Capitol Federal Financial was sold in a public stock offering.  Capitol Federal Financial, Inc. sold 118,150,000 shares of common stock at $10.00 per share in the stock offering.  In addition, the publicly held shares of Capitol Federal Financial were exchanged for new shares of common stock of Capitol Federal Financial, Inc.  The exchange ratio was 2.2637 and ensured that immediately after the corporate reorganization the public stockholders of Capitol Federal Financial (meaning those stockholders other than MHC) owned the same aggregate percentage of Capitol Federal Financial, Inc. common stock that they owned of Capitol Federal Financial common stock immediately prior to that time.  In lieu of fractional shares, Capitol Federal Financial stockholders were paid in cash.  Gross proceeds from the offering were $1.18 billion and related offering expenses were $46.7 million, of which $6.0 million were incurred and deferred in fiscal year 2010.   The net proceeds from the stock offering were $1.13 billion, of which 50%, or $567.4 million, was contributed to the Bank as a capital contribution, as required by the regulations of the Office of Thrift Supervision (the “OTS”), which was succeeded as the Bank’s primary regulator by the Office of the Comptroller of the Currency (the “OCC”) effective July 21, 2011.  The other 50%, or $567.4 million, remained at Capitol Federal Financial, Inc., of which $40.0 million was contributed to the Bank’s charitable foundation, Capitol Federal Foundation, and $47.3 million was loaned to the Employee Stock Ownership Plan (“ESOP”) for its purchase of Capitol Federal Financial, Inc. shares in the stock offering.  In April 2011, the Company redeemed the outstanding Junior Subordinated Deferrable Interest Debentures (the “Debentures”) of $53.6 million using a portion of the offering proceeds from the corporate reorganization.

The Bank is a federally chartered and insured savings bank headquartered in Topeka, Kansas.  The Bank is examined and regulated by the OCC, its primary regulator, and its deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”), which is administered by the Federal Deposit Insurance Corporation (“FDIC”).  We primarily serve the metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia and Salina, Kansas and a portion of the metropolitan area of greater Kansas City through 36 traditional and 10 in-store branches.  The Company is examined and regulated by the FRB.

We have been, and intend to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve.  We attract retail deposits from the general public and invest those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences.  To a lesser extent, we also originate consumer loans, loans secured by first mortgages on non-owner-occupied one- to four-family residences, multi-family and commercial real estate loans, and construction loans.  While our primary business is the origination of one- to four-family mortgage loans funded through retail deposits, we also purchase whole one- to four-family mortgage loans from correspondent and nationwide lenders, and invest in certain investment securities and mortgage-backed securities (“MBS”) using funding from retail deposits, Federal Home Loan Bank (“FHLB”) advances, and repurchase agreements.  The Company is significantly affected by prevailing economic conditions including federal monetary and fiscal policies and federal regulation of financial institutions.  Retail deposit balances are influenced by a number of factors including interest rates paid on competing personal investment products, the level of personal income, and the personal rate of savings within our market areas.  Lending activities are influenced by the demand for housing and other loans, changing loan underwriting guidelines, as well as interest rate pricing competition from other lending institutions.  The primary sources of funds for lending activities include deposits, loan repayments, investment income, borrowings, and funds provided from operations.

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

Market Area and Competition

Our corporate office is located in Topeka, Kansas.  We currently have a network of 46 branches (36 traditional branches and 10 in-store branches) located in nine counties throughout the state of Kansas and two counties in Missouri.  We primarily serve the metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia, and Salina, Kansas and a portion of the metropolitan area of greater Kansas City.  In addition to providing full service banking offices, we also provide our customers telephone and internet banking capabilities.

The Bank ranked first in deposit market share, at 7.77%,  in the state of Kansas as reported in the FDIC “Summary of Deposits - Market Share Report” dated June 30, 2012.   This is an increase from  our ranking and deposit market share at June 30, 2011, which was second with a deposit market share of 7.66%.  Deposit market share is measured by total deposits, without consideration for type of deposit. We do not offer commercial deposit accounts, while many of our competitors have both commercial and retail deposits in their total deposit base. Some of our competitors also offer products and services that we do not, such as trust services and private banking, that add to their total deposits.  Consumers also have the ability to utilize online financial institutions and investment brokerages that are not confined to any specific market area.  Management considers our well-established retail banking network together with our reputation for financial strength and customer service to be major factors in our success at attracting and retaining customers in our market areas.

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

The Bank currently expects to open one branch in calendar year 2013.  The branch will be located in our Kansas City market area.  Management continues to consider expansion opportunities in all of our market areas.

Lending Practices and Underwriting Standards

General.    Originating and purchasing loans secured by one- to four-family residential properties is the Bank’s primary business, resulting in a loan concentration in residential first mortgage loans.  One- to four-family loans are purchased on a loan-by-loan basis and in bulk loan packages from correspondent lenders located in our market areas and generally in the central and southern United States.   As a result of originating loans in our branches, along with the correspondent lenders in our local markets, the Bank has a concentration of loans secured by real property located in Kansas and Missouri.  Additionally, the Bank purchases whole one- to four-family loans in bulk packages from nationwide lenders.  The Bank also makes consumer loans, construction loans secured by residential or commercial properties, and real estate loans secured by multi-family or commercial properties.

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

Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, the maximum amount which we could have loaned to any one borrower and the borrower’s related entities at September 30, 2012 was $204.9 million.  Our largest lending relationship to a single borrower or a group of related borrowers at September 30, 2012 consisted of 11 multi-family real estate projects located in Kansas, one single-family loan located in Colorado and one single-family loan located in Kansas, and five commercial real estate projects with three located in Kansas, one located in Colorado, and one located in Texas.  Additionally, during fiscal year 2012, the Bank committed to purchasing a commercial participation in the amount of $3.9 million for a construction-to-permanent project secured by commercial real estate located in Louisiana.  Total commitments and loans outstanding to this group of related borrowers was $47.9 million as of September 30, 2012.  We have over 30 years of experience with this group of borrowers.  Each of the loans to this group of borrowers was current at September 30, 2012.

The second largest lending relationship at September 30, 2012, consisted of 9  loans totaling $10.0 million.  Five loans are secured by one- to four-family real estate and four loans are secured by multi-family real estate units.  We have over 30 years of experience with the borrowers.  Each of the loans to this group of borrowers was current at September 30, 2012.

One- to Four-Family Residential Real Estate Lending.  The Bank originates and services conventional mortgage loans, or loans not insured or guaranteed by a government agency.  The Bank also originates Federal Housing Administration (“FHA”) insured loan products which are generally sold, along with the servicing of these loans.  New loans are originated through referrals from real estate brokers and builders, our marketing efforts, and our existing and walk-in customers.  While the Bank originates both adjustable and fixed-rate loans, our ability to originate loans is dependent upon customer demand for loans in our market areas.  Demand is affected by the local housing market, competition, and the interest rate environment.  During the 2012 and 2011 fiscal years, the Bank originated and refinanced $688.5 million and $652.3 million of one- to four-family fixed-rate mortgage loans, and $117.9 million and $107.4 million of one- to four-family adjustable-rate mortgage (“ARM”) loans, respectively.

Repayment

The Bank’s one- to four-family loans are primarily fully amortizing fixed-rate or ARM loans.  The contractual maturities for fixed-rate loans can be up to 30 years and the contractual maturities for ARM loans can be up to 40 years.  Our one- to four-family loans are generally not assumable and do not contain prepayment penalties.  A “due on sale” clause, allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the secured property, is generally included in the security instrument.

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

Adjustable-rate loans

Current adjustable-rate one- to four-family conventional mortgage loans originated by the Bank generally provide for a specified rate limit or cap on the periodic adjustment to the interest rate, as well as a specified maximum lifetime cap and minimum rate, or floor.  As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as our cost of funds.  Negative amortization of principal is not allowed.  For three or five year ARM loans, borrowers are qualified based on the principal, interest, taxes and insurance payments at the initial rate plus the life of loan cap and the initial rate plus the first period cap, respectively. For seven year ARM loans, borrowers are qualified based on the principal, interest, taxes and insurance payments at either the initial rate or the fully indexed accrual rate, whichever is greater.  After the initial three, five, or seven year period, the interest rate is repriced annually and the new principal and interest payment is based on the new interest rate,  remaining unpaid principal balance, and term of the ARM loan.  Our ARM loans are not automatically convertible into fixed-rate loans; however, we do allow borrowers to pay an endorsement fee to convert an ARM loan to a fixed-rate loan. ARM loans can pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s payment also rises, increasing the potential for default.  This specific risk type is known as repricing risk.

The Bank no longer offers an interest-only ARM product; however it still holds in its portfolio originated and purchased interest-only ARM loans.  At the time of origination, these loans did not require principal payments for a period of up to ten years.  Borrowers were qualified based on a fully amortizing payment at the initial loan rate.  The Bank was more restrictive on debt-to-income ratios and credit scores on interest-only ARM loans than on other ARM loans to offset the potential risk of payment shock at the time the loan rate reprices and/or the principal and interest payments begin.  At September 30, 2012,  $67.0 million, or approximately 1% of our one- to four-family loan portfolio, consisted of non-amortizing interest-only ARM loans.  The majority of these loans were purchased from nationwide lenders during fiscal year 2005.

Underwriting

One- to four-family loans are underwritten manually or by using an internal loan origination auto-underwriting method.  This method closely resembles the Bank’s manual underwriting standards which are generally in accordance with Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) manual underwriting guidelines.  This method includes, but is not limited to, an emphasis on credit scoring, qualifying ratios reflecting the applicant’s ability to repay, asset reserves, loan-to-value (“LTV”) ratio, property, and occupancy type.  Full documentation to support the applicant’s credit, income, and sufficient funds to cover all applicable fees and reserves at closing are required on all loans.  Loans that do not meet the automated underwriting standards are referred to a staff underwriter for manual underwriting.  Properties securing one- to four-family loans are appraised by either staff appraisers or fee appraisers, both of which are independent of the loan origination function and have been approved by the Board of Directors.

Mortgage Insurance

For a conventional mortgage with an LTV ratio in excess of 80% at the time of origination, private mortgage insurance (“PMI”) is required in order to reduce the Bank’s loss exposure to 80% of either the appraised value or the purchase price of the property, whichever is less.  The Bank will lend up to 97% of the lesser of the appraised value or purchase price for conventional one- to four-family loans, provided PMI is obtained.    Management continuously monitors the claim-paying ability of our PMI counterparties.  While the mortgage insurance industry as a whole has been weakened, we believe that our PMI counterparties have the ability to meet potential claim obligations we may file in the foreseeable future, with the exception of Republic Mortgage Insurance Company (“RMIC”) who is currently paying 50% of the claims filed and approved as required by its regulator. The amount of loans in our portfolio covered by PMI provided by RMIC as of September 30, 2012 was $98.0 million, of which $97.5 million was current.

FHA loans have mortgage insurance provided by the federal government.  The loans are up to 96.5% LTV, prior to including the FHA insuring premium, which is calculated using the lesser of the appraised value or purchase price.  The loans are originated and underwritten manually according to private investor and FHA guidelines.  The Bank offers FHA loans to accommodate customers who may not qualify for a conventional mortgage loan.  FHA loans are originated by the Bank with the intention of selling the loans on a flow basis to a private investor, with servicing released.

Purchased loans

The Bank purchases conventional one- to four-family loans and the related servicing rights, on a loan-by-loan basis, from correspondent lenders located in our market areas and generally in the central and southern United States.  At September 30, 2012, the Bank had 26 correspondent lending relationships.    The loan products offered by our correspondent lenders are underwritten by the Bank’s underwriters to standards that are at least as restrictive as the Bank’s underwriting standards.  During fiscal years 2012 and 2011, the Bank purchased $267.5 million and $92.8 million, respectively, of one- to four-family loans from correspondent lenders.  We pay a premium of 0.50% to 1.0% of the loan balance and we pay 1.0% of the loan balance to purchase the servicing of these loans.

During fiscal year 2011, the Bank entered into an agreement with a mortgage sub-servicer to provide loan servicing for loans originated by the Bank’s correspondent lenders in certain states.  The sub-servicer has experience servicing loans in the market areas in which we purchase loans and will service the loans according to the Bank’s servicing standards, which is intended to allow the Bank greater control over servicing and help maintain a standard of loan performance.

The Bank also purchases conventional  one- to four-family loans from correspondent and nationwide lenders in bulk loan packages.  The servicing rights are generally retained by the lender/seller for the loans purchased from nationwide lenders; however, our sub-servicer services bulk loan packages purchased from nationwide lenders and certain correspondent lenders, when economically feasible.  The servicing with nationwide lenders is governed by a servicing agreement, which outlines collection policies and procedures, as well as oversight requirements, such as servicer certifications attesting to and providing proof of compliance with the servicing agreement.  Each loan in a bulk loan package is evaluated on criteria such as loan amount, credit scores, LTV ratios, geographic location, and debt ratios, and is required to be comparable to loans originated according to the Bank’s internal underwriting standards.  Before committing to purchase a bulk loan package, the Bank’s Chief Lending Officer or Secondary Marketing Manager reviews specific underwriting criteria of each loan in the package, and if a loan does not meet the Bank’s underwriting standards without sufficient compensating factors, it will be removed from the package.    Once the review of the specific criteria is complete and loans not meeting the Bank’s standards are removed from the package, changes are sent back to the lender/seller for acceptance and pricing.  Before the package is funded, an internal Bank underwriter or a third party reviews at least 25% of the loan files to confirm loan terms, credit scores, debt service ratios, property appraisals, and other underwriting-related documentation.  Our standard contractual agreement with the lender/seller includes recourse options for any breach of representation or warranty with respect to the loans purchased.  The Bank did not request any lenders/sellers to repurchase loans for breach of representation during fiscal year 2012.

During fiscal year 2012, the Bank completed bulk loan purchases of  $362.7 million of one- to four-family loans, compared to $89.2 million in fiscal year 2011.  The primary reason for the increase in bulk loan purchases between years was due to a $342.5 million purchase in August 2012.  The Bank has full recourse from the seller if a loan in this package goes 60 days delinquent at any point during the life of the loan.  If such an event occurs, the seller will either replace or buy the loan from the Bank.

Bulk loan purchases enable the Bank to attain some geographic diversification in the loan portfolio.  We have experienced some performance issues and losses on some of the loans purchased prior to fiscal year 2008, the majority of which were originated between calendar years 2004 and 2006.   These loans met our underwriting standards at the time of purchase; however, as a result of the continued elevated levels of unemployment and the declines in real estate values, we have experienced an increase in non-performing purchased loans and charge-offs/losses related to those loans, as compared to historical levels.    See additional discussion regarding non-performing purchased loans in “Asset Quality – Loans and Other Real Estate Owned.”

Loan endorsement program

In an effort to offset the impact of repayments and to retain our customers, the Bank offers existing loan customers, including customers whose loan was purchased from a correspondent lender, whose loans have not been sold to third parties and have not been delinquent on their contractual loan payments during the previous 12 months the opportunity, for a fee, to endorse their original or existing loan terms to current loan terms being offered.  Effective during the June 30, 2012 quarter, the Bank no longer offers the option to advance the fee to endorse a loan.  The Bank does not solicit customers for this program, but considers it a valuable opportunity to retain customers who, due to our initial underwriting criteria, could likely obtain similar financing elsewhere.    During fiscal years 2012 and 2011, we endorsed  $886.9 million and $965.1 million of loans, respectively, the majority of which were one- to four-family loans.

Loan sales

Conventional one- to four-family loans may be sold on a bulk basis for portfolio restructuring or on a flow basis as loans are originated to reduce interest rate risk and/or maintain a certain liquidity position.  The Bank generally retains the servicing on these loans.  ALCO determines the criteria upon which conventional one- to four-family loans are to be originated as held-for-sale or held-for-investment.  Conventional one- to four-family loans originated as held-for-sale are to be sold in accordance with policies set forth by ALCO.  Conventional one- to four-family loans originated as held-for-investment are generally not eligible for sale unless a specific segment of the portfolio is identified for asset restructuring purposes.  Generally, the Bank will continue to service these loans.  The Bank did not sell any conventional one- to four-family loans during fiscal year 2012, compared to $5.1 million of conventional one- to four-family loan sales during fiscal year 2011.  In April 2011, we discontinued originating conventional loans for sale under the program that we sold loans under during fiscal year 2011.

As noted above, FHA loans are originated with the intention of selling the loans on a flow basis with servicing released. The Bank sold $6.3 million and $8.1 million of FHA loans during fiscal years 2012 and 2011, respectively.

Construction Lending.  The Bank also originates construction-to-permanent loans primarily secured by one- to four-family residential real estate.  Bank policy permits a limited amount of construction loans secured by multi-family dwellings and commercial real estate.  Multi-family dwelling and commercial real estate underwriting details are presented in the “Multi-family and Commercial Real Estate Lending” below.  At September 30, 2012, we had $52.3 million in construction-to-permanent loans outstanding, including undisbursed loan funds, representing almost 1% of our total loan portfolio.  Of the $52.3 million in construction-to-permanent loans outstanding at September 30, 2012, $38.3 million, or approximately 73%, related to one- to four-family residential real estate.

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

Consumer Lending.  The Bank offers a variety of secured consumer loans, including home equity loans and lines of credit, home improvement loans, auto loans, and loans secured by savings deposits.   The Bank also originates a very limited amount of unsecured loans.  The Bank does not originate any consumer loans on an indirect basis, such as contracts purchased from retailers of goods or services which have extended credit to their customers.  All consumer loans are originated in the Bank’s market areas.  At September 30, 2012, our consumer loan portfolio totaled $155.9 million, or approximately 3% of our total loan portfolio.

The majority of the consumer loan portfolio is comprised of home equity lines of credit, which have interest rates that can adjust monthly based upon changes in the Prime rate, to a maximum of 18%.  Home equity lines originated after June 2010 may be originated in amounts, together with the existing first mortgage, of up to 90% of the value of the property.  Home equity lines originated prior to June 2010 may have been originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the collateral.  Approximately 84% of our home equity lines were originated prior to June 2010.  Home equity lines of credit originated after June 2010 have a seven year draw period with a 10 year repayment term and generally require a payment of 1.5% of the outstanding loan balance per month during the draw period, with an amortizing payment during the repayment period.  The majority of home equity lines of credit originated prior to June 2010 generally require a payment of 1.5% of the outstanding loan balance per month, but have no stated term-to-maturity and no repayment period.  Interest-only home equity lines of credit have a maximum term of 12 months, monthly payments of accrued interest, and a balloon payment at maturity.  For home equity lines of credit, repaid principal may be re-advanced at any time, not to exceed the original credit limit of the loan.  Closed-end home equity loans may be originated up to 95% of the value of the property securing the loans, taking into consideration the existing first mortgage.  The term-to-maturity of closed-end home equity loans may be up to 20 years.  Other consumer loan terms vary according to the type of collateral and the length of the contract.  Home equity loans, including lines of credit and closed-end loans, comprised approximately 96% of our consumer loan portfolio, or $149.3 million, at September 30, 2012.  As of September 30, 2012,  79% of the home equity loan portfolio was adjustable-rate.

The underwriting standards for consumer loans include a determination of the applicant’s credit history and an assessment of their ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security in relation to the proposed loan amount.

Consumer loans generally have shorter terms to maturity or reprice more frequently, which reduces our exposure to credit risk and changes in interest rates, and usually carry higher rates of interest than do one- to four-family loans.  However, consumer loans may entail greater credit risk than do one- to four-family loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as automobiles.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are likely to be affected by adverse personal circumstances.  Furthermore, the application of various federal and state laws, including bankruptcy and state insolvency laws, may limit the amount which can be collected on these loans.  Management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

Multi-family and Commercial Real Estate Lending.  At September 30, 2012, multi-family and commercial real estate loans totaled $48.6 million, or approximately 1% of our total loan portfolio.  The Bank’s multi-family and commercial real estate loans are originated by the Bank or are in participation with a lead bank, and are secured primarily by multi-family dwellings and small commercial buildings.  Approximately 5% of the multi-family and commercial real estate portfolio at September 30, 2012, or $2.2 million, represent participations with another bank.

Multi-family and commercial real estate loans are granted based on the income producing potential of the property and the financial strength of the borrower and guarantors.  At the time of origination, LTV ratios on multi-family and commercial real estate loans cannot exceed 80% of the appraised value of the property securing the loans.  The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt at the time of origination.  The Bank generally requires personal guarantees of the borrowers covering a portion of the debt in addition to the security property as collateral for these loans.  Appraisals on properties securing these loans are performed by independent state certified fee appraisers approved by the Board of Directors.  Our multi-family and commercial real estate loans are originated with either a fixed or adjustable interest rate.  The interest rate on ARM loans is based on a variety of indices, generally determined through negotiation with the borrower.  While maximum maturities may extend to 30 years, these loans frequently have shorter maturities and may not be fully amortizing, requiring balloon payments of unamortized principal at maturity.

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

Our multi-family and commercial real estate loans are generally large dollar loans and involve a greater degree of credit risk than one- to four-family loans.  Such loans typically involve large balances to single borrowers or groups of related borrowers.  Because payments on multi-family and commercial real estate loans are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the economy or the real estate market.  If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired.

Loan Portfolio.  The following table presents the composition of our loan portfolio as of the dates indicated.  Total loans receivable increased $453.3 million, from $5.20 billion at September 30, 2011 to $5.65 billion at September 30, 2012.  The increase in the loan portfolio was due primarily to an increase in one- to four-family loans resulting largely from $630.2 million of bulk and correspondent loan purchases during the current fiscal year, which, in turn, increased  premiums/deferred costs.  In January 2012, management implemented a loan charge-off policy as OCC Call Report requirements do not permit the use of specific valuation allowances (“SVAs”), which the Bank was previously utilizing for potential loan losses, as permitted by our previous regulator.  As a result of the implementation of the charge-off policy, $3.5 million of SVAs were charged-off during the March 31, 2012 quarter, which accounts for the majority of the $4.4 million decrease in ACL between September 30, 2011 and September 30, 2012.

	September 30,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$5,392,429	95.5%	$4,918,778	94.7%	$4,915,651	94.4%	$5,321,935	94.2%	$5,026,358	93.4%
Multi-family and commercial	48,623	0.9	57,965	1.1	66,476	1.3	80,493	1.4	56,081	1.0
Construction	52,254	0.9	47,368	0.9	33,168	0.6	39,535	0.7	85,178	1.6
Total real estate loans	5,493,306	97.3	5,024,111	96.7	5,015,295	96.3	5,441,963	96.3	5,167,617	96.0

Consumer Loans:
Home equity	149,321	2.6	164,541	3.2	186,347	3.6	195,557	3.5	202,956	3.8
Other	6,529	0.1	7,224	0.1	7,671	0.1	9,430	0.2	9,272	0.2
Total consumer loans	155,850	2.7	171,765	3.3	194,018	3.7	204,987	3.7	212,228	4.0
Total loans receivable	5,649,156	100.0%	5,195,876	100.0%	5,209,313	100.0%	5,646,950	100.0%	5,379,845	100.0%

Less:
Undisbursed loan funds	22,874		22,531		15,489		20,649		43,186
ACL	11,100		15,465		14,892		10,150		5,791
Discounts/unearned loan fees	21,468		19,093		22,267		23,549		19,252
Premiums/deferred costs	(14,369)		(10,947)		(11,537)		(11,363)		(9,164)
Total loans receivable, net	$5,608,083		$5,149,734		$5,168,202		$5,603,965		$5,320,780

The following table presents the contractual maturity of our loan portfolio at September 30, 2012.  Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses.

Real Estate							Consumer
			Multi-family and		Construction
One- to Four-Family			Commercial		and Development (2)		Home Equity (3)		Other		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average
Amount		Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
(Dollars in thousands)
Amounts due:
Within one year (1)	$3,447	5.27%	$3,545	5.75%	$32,507	4.39%	$657	5.86%	$769	4.65%	$40,925	4.61%

After one year:
Over one to two	3,181	5.63	--	0.00	19,747	3.55	285	5.94	1,167	5.92	24,380	3.97
Over two to three	4,292	5.37	81	4.13	--	--	3,357	4.81	1,280	4.59	9,010	5.04
Over three to five	40,978	5.30	3,543	5.08	--	--	3,052	5.87	2,945	4.25	50,518	5.26
Over five to ten	294,133	4.53	29,405	5.75	--	--	13,410	6.09	368	6.17	337,316	4.70
Over 10 to 15	1,361,946	3.84	9,131	5.21	--	--	39,121	5.76	--	--	1,410,198	3.90
After 15 years	3,684,452	4.15	2,918	6.50	--	--	89,439	5.17	--	--	3,776,809	4.18
Total due after one year	5,388,982	4.10	45,078	5.63	19,747	3.55	148,664	5.42	5,760	4.79	5,608,231	4.15

Totals loans	$5,392,429	4.10%	$48,623	5.64%	$52,254	4.08%	$149,321	5.42%	$6,529	4.77%	5,649,156	4.15%

Less:
Undisbursed loan funds											22,874
ACL											11,100
Discounts/unearned loan fees											21,468
Premiums/deferred costs											(14,369)
Total loans receivable, net											$5,608,083

(1)Includes demand loans, loans having no stated maturity, and overdraft loans.

(2)Construction loans are presented based upon the term to complete construction.

(3)For home equity loans, the maturity date calculated assumes the customer always makes the required minimum payment.  The majority of interest-only home equity lines of credit assume a balloon payment of unpaid principal at 120 months.  All other home equity lines of credit generally assume a term of 240 months.

The following table presents, as of September 30, 2012, the amount of loans due after September 30, 2013, and whether these loans have fixed or adjustable interest rates.

	Fixed	Adjustable	Total
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$4,214,786	$1,174,196	$5,388,982
Multi-family and commercial	45,049	29	45,078
Construction	16,684	3,063	19,747
Consumer Loans:
Home equity	30,875	117,789	148,664
Other	2,366	3,394	5,760
Total	$4,309,760	$1,298,471	$5,608,231

The following table shows our loan originations and refinances, loan purchases and participations, transfers, and repayment activity for the periods indicated.  Purchased loans include loans purchased from correspondent and nationwide lenders.  The table below does not include $886.9 million, $965.1 million, and $545.1 million of loans that were endorsed during fiscal years 2012,  2011, and 2010, respectively.

		Year Ended September 30,
		2012	2011	2010
		(Dollars in thousands)
	Originations and Refinances by type:
Fixed-Rate:
Real estate	- one- to four-family	$658,495	$617,510	$456,620
	- multi-family and commercial	--	892	5,420
	- construction	29,989	34,786	26,241
	Home equity	2,153	3,426	5,429
	Other consumer	1,514	1,470	1,551
	Total fixed-rate	692,151	658,084	495,261

	Adjustable-Rate:
Real estate	- one- to four-family	109,502	96,399	60,108
	- multi-family and commercial	--	--	--
	- construction	8,434	10,969	3,492
	Home equity	71,400	69,205	83,199
	Other consumer	2,459	2,588	3,068
	Total adjustable-rate	191,795	179,161	149,867
	Total loans originated and refinanced	883,946	837,245	645,128

	Purchases and Participations:
Real estate	- one- to four-family	629,841	181,971	110,388
	- multi-family and commercial	13,975	--	7,713
	- construction	339	--	1,000
	Other consumer	133	--	--
	Total loans purchased /participations	644,288	181,971	119,101
	Transfer of loans to loans held-for-sale, net	--	--	(194,759)
	Principal charges-offs, net (1)	(6,012)	--	--
	Principal repayments	(1,060,324)	(1,019,307)	(989,826)
	Net change in other items	(8,618)	(13,346)	(17,281)

	Net increase (decrease) in loans receivable	$453,280	$(13,437)	$(437,637)

(1)Principal charge-offs, net represent potential loss amounts that reduce the unpaid principal balance of a loan.

Asset Quality – Loans and Other Real Estate Owned (“OREO”)

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

For purchased loans we do not service, we monitor delinquencies using reports we receive from the servicers.  We monitor these servicer reports to ensure that the servicer is upholding the terms of the servicing agreement.  The reports generally provide total principal and interest due and length of delinquency, and are used to prepare monthly management reports and perform delinquent loan trend analysis.  Management also utilizes information from the servicers to monitor property valuations and identify the need to charge-off loan balances.  The servicers handle collection efforts per the terms of the servicing agreement.

Delinquent and non-performing loans and OREO

The following table presents the Company’s 30 to 89 day delinquent loans at the dates indicated.

	Loans Delinquent for 30 to 89 Days at September 30,
	2012		2011		2010
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	145	$14,948	178	$19,710	175	$17,613
Purchased	39	7,695	34	6,199	34	6,047
Multi-family and commercial	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Consumer Loans:
Home equity	28	521	43	759	50	874
Other	16	106	14	92	16	183
	228	$23,270	269	$26,760	275	$24,717

30 to 89 days delinquent loans
to total loans receivable, net		0.41%		0.52%		0.48%

The table below presents the Company’s non-performing assets at the dates indicated.  Non-performing assets include non-performing loans and OREO.   Non-performing loans are nonaccrual loans that are 90 or more days delinquent, loans that are in the process of foreclosure, or troubled debt restructurings (“TDRs”) that are required to be reported as nonaccrual due to OCC Call Report requirements.  In accordance with the OCC Call Report requirements, TDRs that were either nonaccrual at the time of restructuring or did not receive a credit evaluation prior to the restructuring and have not made six consecutive monthly payments per the restructured loan terms are reported as nonaccrual loans at September 30, 2012.  This change occurred during the quarter ended March 31, 2012, as it was the first quarter the Bank was required to file a Call Report.  During July 2012, the OCC provided guidance to the industry regarding loans that had been discharged under Chapter 7 bankruptcy proceedings where the borrower has not reaffirmed the debt owed to the lender.  The OCC requires that these loans be reported as TDRs and nonaccrual, regardless of their delinquency status,  even if the repayment terms for the loan have not been otherwise modified.  Previously, such loans were classified as TDRs only if there had been a change in contractual payment terms that represented a concession to the borrower.    As a result of this OCC guidance, the Bank identified $8.9 million of loans where the borrower’s debt to the Bank had been discharged under Chapter 7 bankruptcy and was not reaffirmed.  Of the $8.9 million of loans, $929 thousand were already reported as TDRs and $1.8 million were already reported as nonaccrual at September 30, 2012.  Of the $8.0 million of newly reported TDRs, $6.0 million were current as of September 30, 2012 but were classified as nonaccrual in accordance with the OCC guidance.  Additionally, 51%  of the $8.0 million of newly reported TDRs were discharged in Chapter 7 bankruptcy during fiscal year 2012, and 49% were discharged during fiscal year 2011.  At all dates presented, there  were no loans 90 or more days delinquent that were still accruing interest.  Additional asset quality information can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loans Receivable”  in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.  OREO primarily includes assets acquired in settlement of loans.  Over the past 12 months, OREO properties were owned by the Bank, on average, for approximately six months before they were sold.

	September 30,
	2012		2011		2010		2009		2008
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure
One- to four-family:
Originated	91	$8,607	106	$12,375	109	$12,884	99	$9,248	70	$6,488
Purchased	43	10,447	46	13,749	60	18,375	70	21,259	25	6,708
Consumer Loans:
Home equity	19	369	21	380	31	685	22	367	19	379
Other	4	27	3	3	6	12	8	45	11	91
	157	19,450	176	26,507	206	31,956	199	30,919	125	13,666

Nonaccrual TDRs less than 90 Days Delinquent(1)
One- to four-family:
Originated	81	9,501	--	--	--	--	--	--	--	--
Purchased	10	2,405	--	--	--	--	--	--	--	--
Consumer Loans:
Home equity	22	456	--	--	--	--	--	--	--	--
Other	1	12	--	--	--	--	--	--	--	--
	114	12,374	--	--	--	--	--	--	--	--
Total non-performing loans	271	31,824	176	26,507	206	31,956	199	30,919	125	13,666

Non-performing loans as a percentage of total loans		0.57%		0.51%		0.62%		0.55%		0.26%

OREO:
One- to four-family:
Originated (2)	60	5,466	74	6,942	73	6,172	48	5,702	31	2,228
Purchased	6	1,172	12	2,877	17	3,748	8	1,702	12	2,918
Consumer Loans:
Home equity	1	9	--	--	--	--	--	--	--	--
Other (3)	1	1,400	1	1,502	--	--	--	--	--	--
	68	8,047	87	11,321	90	9,920	56	7,404	43	5,146
Total non-performing assets	339	$39,871	263	$37,828	296	$41,876	255	$38,323	168	$18,812

Non-performing assets as a percentage of total assets		0.43%		0.40%		0.49%		0.46%		0.23%

(1)

Included in the nonaccrual amount at September 30, 2012 were $1.2 million of TDRs that were also reported in the 30-89 days delinquent category and $11.2 million that were current but are required to be reported as nonaccrual per OCC Call Report requirements.

(2)	Real estate related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.
(3)	Other OREO represents a single property the Bank purchased for a potential branch site but now intends to sell.

Of the $10.4 million of purchased one- to four-family loans 90 or more days delinquent or in foreclosure presented in the table above, $9.4 million, or 90%, were originated in calendar year 2004 or 2005.  Of the $8.6 million of originated one- to four-family loans 90 or more days delinquent or in foreclosure, $7.5 million, or 87%, were originated in calendar year 2007 or earlier.

The amount of interest income on nonaccrual loans as of September 30, 2012 included in interest income was $964 thousand for the year ended September 30, 2012.  The amount of interest income that would have been recorded on such nonaccrual loans if they were not on nonaccrual status was $1.6 million for the year ended September 30, 2012.

The following table presents the top 12 states where the properties securing our one- to four-family loans are located and their corresponding balance of 30 to 89 day delinquent loans, 90 or more day delinquent loans or in foreclosure and their corresponding weighted average LTV ratios at September 30, 2012.  The LTV ratios were based on the unpaid principal balance and either the lesser of the purchase price or original appraisal or the most recent bank appraisal, if available.  At September 30, 2012, losses expected to be realized, after taking into consideration potential PMI proceeds and the costs to sell the property, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent or
	One- to Four-Family		Days Delinquent		in Foreclosure
State	Balance	% of Total	Balance	% of Total	Balance	% of Total	Average LTV
	(Dollars in thousands)
Kansas	$3,712,284	68.8%	$11,637	51.4%	$7,931	41.6%	77%
Missouri	832,335	15.4	3,489	15.5	900	4.7	80
California	348,366	6.5	--	--	--	--	--
Nebraska	43,872	0.8	1,202	5.3	--	--	--
Illinois	43,479	0.8	425	1.9	1,440	7.6	75
Texas	42,049	0.8	1,540	6.8	--	--	--
Florida	29,308	0.5	--	--	2,787	14.6	73
Oklahoma	28,027	0.5	30	0.1	76	0.5	49
New York	24,902	0.5	188	0.8	942	4.9	85
Minnesota	24,658	0.5	314	1.4	594	3.1	83
Alabama	24,511	0.5	--	--	--	--	--
Colorado	22,160	0.4	412	1.8	319	1.7	62
Other states	216,478	4.0	3,406	15.0	4,065	21.3	75
	$5,392,429	100.0%	$22,643	100.0%	$19,054	100.0%	76%

TDRs.  For borrowers experiencing financial difficulties, the Bank may grant a concession to the borrower.  Generally, the Bank grants a short-term payment concession to borrowers who are experiencing a temporary cash flow problem.  The most frequently used concession is to reduce the monthly payment amount for a period of six to 12 months, often by only requiring payments of interest and escrow during this period.  These restructurings result in an extension of the maturity date of the loan.  For more severe situations requiring long-term solutions, the Bank also offers interest rate reductions to currently-offered rates and more lengthy extensions of the maturity date.  Each such concession is considered a TDR.  The Bank does not forgive principal or interest nor does it commit to lend additional funds, except for the capitalization of delinquent interest and/or escrow balances not to exceed the original loan balance, to debtors whose terms have been modified in TDRs.  Additionally, endorsed loans are classified as TDRs when certain guidelines for soft credit scores and/or estimated LTV ratios are not met.  These guidelines reflect changes since origination, signifying the borrower could be experiencing financial difficulties even though the borrower has not been delinquent on his contractual loan payment in the previous 12 months.    A  TDR is reported as such until it pays off, unless it has been restructured to an interest rate equal to or greater than the rate the Bank was willing to accept at the time of the restructuring for a new loan with comparable risk, and has performed under the new terms of the restructuring agreement for at least 12 consecutive months.

During July 2012, the OCC provided guidance to the industry regarding loans that had been discharged under Chapter 7 bankruptcy proceedings where the borrower has not reaffirmed the debt owed to the lender.  The OCC requires that these loans be reported as TDRs, regardless of their delinquency status.  These loans will be reported as TDRs for at least four years after the Chapter 7 discharge date.

At September 30, 2012, 2011, 2010, 2009, and 2008, the Bank had TDRs with principal balances of $52.2 million, $50.4 million, $27.2 million, $10.8 million, and $918 thousand, respectively.  Of the $52.2 million of TDRs at September 30, 2012, $44.3 million were originated loans, and $7.9 million were bulk purchased loans.  The amount of interest recognized in interest income on total TDRs was $2.3 million for the year ended September 30, 2012. The amount of interest income that would have been recorded for the year ended September 30, 2012 if the TDRs had been current was $2.4 million.

The following table presents TDR activity, at recorded investment, during fiscal year 2012.  Excluded from the restructuring activity in the table below is $3.5 million of loans that were restructured in the current fiscal year, as well as in a prior fiscal year, and are therefore already presented in the beginning balance.  Additionally, $828 thousand of loans were restructured more than once during the current fiscal year.  Only the first restructuring of these loans is included in the restructurings line in the table below.

	Concession
	Granted	Loan
	by the	Endorsement
	Bank	Program	Total
	(Dollars in thousands)
Beginning balance	$30,667	$19,624	$50,291
Restructurings	8,989	16,866	25,855
Chapter 7 bankruptcy (1)	7,998	--	7,998
TDRs no longer reported as such (2)	(9,398)	(14,474)	(23,872)
Principal repayments/payoffs	(5,373)	(1,669)	(7,042)
Charge-offs	(1,196)	--	(1,196)
Ending balance	$31,687	$20,347	$52,034

(1)These loans have been discharged under Chapter 7 bankruptcy proceedings and the borrower has not reaffirmed the debt owed to the Bank.

(2)These loans have met certain criteria and are no longer required to be reported as TDRs.

The following table presents the asset classification of TDRs, at recorded investment, as of September 30, 2012.

	Concession
	Granted	Loan
	by the	Endorsement
	Bank	Program	Total
	(Dollars in thousands)
Special mention	$9,897	$19,917	$29,814
Substandard	21,790	430	22,220
	$31,687	$20,347	$52,034

Impaired Loans.    A loan is reported as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  The following types of loans are reported as impaired loans: all nonaccrual loans, loans classified as substandard, loans partially charged-off, and all TDRs except: 1) those that have been restructured to an interest rate equal to or greater than the rate the Bank was willing to accept at the time of the restructuring for a new loan with comparable risk, and has performed under the new terms of the restructuring agreement for at least 12 consecutive months; and 2) those that have been discharged under Chapter 7 bankruptcy proceedings where the borrower has not reaffirmed the debt owed to the Bank but has performed for at least four years since the date of discharge by the bankruptcy court.    The unpaid principal balance of loans reported as impaired at September 30, 2012, 2011 and 2010 was $70.5 million, $72.0 million and $57.1 million, respectively.

Classified Assets.    In accordance with the Bank’s asset classification policy, management regularly reviews the problem assets in the Bank's portfolio to determine whether any assets require classification.  Asset classifications, other than pass, are defined as follows:

•

Special mention - These assets are performing assets on which known information about the collateral pledged or the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrower(s) to comply with present loan repayment terms and which may result in the future inclusion of such loans in the non-performing loan categories.

•

Substandard – An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility the Bank will sustain some loss if the deficiencies are not corrected.

•

Doubtful - Assets classified as doubtful have all the weaknesses inherent as those classified as substandard, with the added characteristic that the weaknesses present make collection or liquidation in full on the basis of currently existing facts and conditions and values highly questionable and improbable.

•	Loss - Assets classified as loss are considered uncollectible and of such little value that their continuance as assets on the books is not warranted.

The following table sets forth the recorded investment of assets, classified as special mention or substandard, at September 30, 2012.  At September 30, 2012, there were no loans classified as doubtful or loss that were not fully charged-off.

	Special Mention		Substandard
	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	239	$36,055	200	$23,153
Purchased	14	2,829	53	14,538
Multi-family and commercial	2	2,578	--	--
Consumer Loans:
Home equity	21	413	42	815
Other	--	--	5	39
Total loans	276	41,875	300	38,545

OREO:
Originated	--	--	61	5,475
Purchased	--	--	6	1,172
Total OREO	--	--	67	6,647

Trust preferred securities (“TRUPs”)	--	--	1	2,298
Municipal bonds	--	--	11	3,558
Total classified assets	276	$41,875	379	$51,048

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

The ACL is maintained through provisions for credit losses which are charged to income.  The provision for credit losses is established after considering the results of management’s quarterly assessment of the ACL.  For the year ended September 30, 2012, the Company recorded a provision for credit losses of $2.0 million.

At September 30, 2012, our ACL was $11.1 million, or 0.20% of the total loan portfolio and 34.9% of total non-performing loans.  This compares with an ACL of $15.5 million, or 0.30% of the total loan portfolio and 58.3% of total non-performing loans as of September 30, 2011.  Our ACL balance decreased from September 30, 2011 due primarily to the implementation of a loan charge-off policy change during the second quarter of fiscal year 2012 as OCC Call Report requirements (to which the Bank became subject beginning with the second fiscal quarter of 2012) do not permit the use of SVAs,  which the Bank was previously utilizing for potential loan losses, as permitted by our previous regulator.  As a result of the implementation of the charge-off policy change, $3.5 million of SVAs were charged-off during the second fiscal quarter of 2012.  These charge-offs did not impact the provision for credit losses, and therefore had no additional income statement impact, as the amounts were expensed in previous periods.

The following table presents the Company’s activity for the ACL and related ratios at the dates and for the periods indicated.

	Year Ended September 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$15,465	$14,892	$10,150	$5,791	$4,181
Charge-offs:
One- to four-family loans--originated	892	414	424	226	86
One- to four-family loans--purchased	5,186	2,928	3,707	1,781	321
Multi-family and commercial loans	--	--	--	--	--
Construction	--	--	--	--	--
Home equity	330	133	28	1	2
Other consumer loans	27	12	17	24	32
Total charge-offs	6,435	3,487	4,176	2,032	441
Recoveries:
One- to four-family loans--originated	16	--	--	--	--
One- to four-family loans--purchased	8	--	172	--	--
Multi-family and commercial loans	--	--	--	--	--
Construction	--	--	--	--	--
Home equity	6	--	--	--	--
Other consumer loans	--	--	--	--	--
Recoveries	30	--	172	--	--
Net charge-offs	6,405	3,487	4,004	2,032	441
ACL on loans in the loan swap transaction	--	--	(135)	--	--
Provision for credit losses	2,040	4,060	8,881	6,391	2,051
Balance at end of period	$11,100	$15,465	$14,892	$10,150	$5,791

Ratio of net charge-offs during the period to
average loans outstanding during the period (1)(2)	0.12%	0.07%	0.07%	0.04%	--%

Ratio of net charge-offs during the period to average
non-performing assets (2)	16.49%	8.75%	9.99%	7.11%	3.12%

ACL to non-performing loans at end of period	34.88%	58.34%	46.60%	32.83%	42.37%

ACL to loans receivable, net at end of period	0.20%	0.30%	0.29%	0.18%	0.11%

(1)Ratio for the year ended September 30, 2008 calculated to be less than 0.01%.

(2)Excluding the $3.5 million of SVAs charged-off as a result of implementing the new loan charge-off policy in January 2012 would have reduced the ratio of net charge-offs during the period to average loans outstanding during the period by 0.07%, resulting in a non-GAAP ratio of 0.05%, and the ratio of net charge-offs during the period to average non-performing assets by 9.00%, resulting in a non-GAAP ratio of 7.49%.  Management believes it is important to present these ratios excluding the $3.5 million of SVAs charged-off for comparability purposes.

The distribution of our ACL at the dates indicated is summarized as follows:

	September 30,
	2012		2011		2010		2009		2008
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Each		in Each		in Each		in Each		in Each
		Category		Category		Category		Category		Category
	Amount of	to Total	Amount of	to Total	Amount of	to Total	Amount of	to Total	Amount of	to Total
	ACL	Loans	ACL	Loans	ACL	Loans	ACL	Loans	ACL	Loans
	(Dollars in thousands)
One- to four-family:
Originated	$6,057	81.6%	$4,898	84.4%	$3,801	83.5%	$3,604	81.9%	$3,075	80.7%
Purchased	4,453	13.9	9,899	10.3	10,425	10.8	5,972	12.3	2,307	13.6
Multi-family and commercial	196	0.9	254	1.1	275	1.3	227	1.4	54	1.1
Construction	40	0.9	19	0.9	12	0.6	22	0.7	41	0.6
Consumer:
Home equity	301	2.6	354	3.2	319	3.6	268	3.5	229	3.8
Other consumer	53	0.1	41	0.1	60	0.2	57	0.2	85	0.2
	$11,100	100.0%	$15,465	100.0%	$14,892	100.0%	$10,150	100.0%	$5,791	100.0%

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

The general objectives of the Bank’s investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low, and to maximize earnings while satisfactorily managing liquidity risk, interest rate risk, reinvestment risk, and credit risk.  The portfolio is also intended to create a steady stream of cash flows that can be redeployed into other assets as the Bank grows the loan portfolio, or reinvested into higher yielding assets should interest rates rise.  Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.  Cash flow projections are reviewed regularly and updated to assure that adequate liquidity is maintained.

At September 30, 2012, the holding company had $60.1 million in investment securities with a yield of 0.70% and a weighted average life (“WAL”) of 0.2 years.  As holding company securities mature, proceeds are deposited at the Bank and generally used to repurchase stock and pay dividends.

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

Management monitors the securities portfolio for other-than-temporary impairments on an ongoing basis and performs a formal review quarterly.  Management determines whether other-than-temporary impairment losses should be recognized for impaired securities by assessing all known facts and circumstances surrounding the securities.  If the Company intends to sell an impaired security or if it is more likely than not that the Company will be required to sell an impaired security before recovery of its amortized cost basis, an other-than-temporary impairment will be recognized and the difference between amortized cost and fair value will be recognized as a loss in earnings.  At September 30, 2012, no securities had been identified as other-than-temporarily impaired.

Investment Securities.  Our investment securities portfolio consists primarily of securities issued by GSEs (primarily FNMA, FHLMC, and FHLB) and taxable and non-taxable municipal bonds.  At September 30, 2012, our investment securities portfolio totaled $961.8 million.  The portfolio consists of securities classified as either HTM or AFS.  See “Notes to Consolidated Financial Statements – Note 3 - Securities”  and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investment Securities”   in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

During fiscal year 2012, our investment securities portfolio decreased $482.6 million from  $1.44 billion at September 30, 2011 to $961.8 million at September 30, 2012.  The decrease in the balance was primarily a result of maturities and calls of $1.17 billion, including $302.8 million of maturities at the holding company level, partially offset by purchases of $691.3 million.  The purchases during fiscal year 2012 were fixed-rate and had a weighted average yield of 1.09% and a WAL of approximately 2.8 years at the time of purchase.   See “Notes to Consolidated Financial Statements – Note 3 - Securities” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investment Securities” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

Mortgage-Backed Securities.  At September 30, 2012, our MBS portfolio totaled $2.33 billion.    Our MBS portfolio consists primarily of securities issued by GSEs.  The principal and interest payments of MBS issued by GSEs are collateralized by the underlying mortgage assets with principal and interest payments guaranteed by the agencies.  The underlying mortgage assets are conforming mortgages that comply with FNMA and FHLMC underwriting guidelines, as applicable, and are therefore not considered subprime.

At September 30, 2012,  the MBS portfolio included $388.7 million of collateralized mortgage obligations (“CMOs”).  CMOs are special types of pass-through debt securities in which the stream of principal and interest payments on the underlying mortgages or MBS are used to create investment classes with different maturities and, in some cases, different amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics.  Our CMOs are currently classified as either HTM or AFS.  We do not purchase residual interest bonds.

During fiscal year 2012, our MBS portfolio decreased $79.1 million, from $2.41 billion at September 30, 2011, to $2.33 billion at September 30, 2012.    During fiscal year 2012, $557.2 million of MBS were purchased of which $481.5 million, or approximately 86%, were fixed-rate and $75.7 million, or approximately 14%, were adjustable-rate.    See “Notes to Consolidated Financial Statements – Note 3 - Securities”  and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Mortgage-Backed Securities”   in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

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

The following table sets forth the composition of our investment and MBS portfolio at the dates indicated.  Our investment securities portfolio at September 30, 2012 did not contain securities of any issuer with an aggregate book value in excess of 10% of our stockholders’ equity, excluding those issued by GSEs.

	September 30,
	2012			2011			2010
	Carrying	% of	Fair	Carrying	% of	Fair	Carrying	% of	Fair
	Value	Total	Value	Value	Total	Value	Value	Total	Value
	(Dollars in thousands)
AFS:
GSE debentures	$861,724	61.3%	$861,724	$748,308	50.3%	$748,308	$50,255	4.7%	$50,255
Municipal bonds	2,516	0.2	2,516	2,754	0.2	2,754	2,819	0.3	2,819
TRUPs	2,298	0.1	2,298	2,941	0.2	2,941	2,796	0.3	2,796
MBS	540,306	38.4	540,306	732,436	49.3	732,436	1,004,496	94.7	1,004,496
	1,406,844	100.0	1,406,844	1,486,439	100.0	1,486,439	1,060,366	100.0	1,060,366

HTM:
GSE debentures	49,977	2.6	50,224	633,483	26.7	636,654	1,208,829	64.3	1,213,270
Municipal bonds	45,334	2.4	47,156	56,994	2.4	59,180	67,957	3.6	70,610
MBS	1,792,636	95.0	1,872,519	1,679,640	70.9	1,738,558	603,368	32.1	629,574
	1,887,947	100.0%	1,969,899	2,370,117	100.0%	2,434,392	1,880,154	100.0%	1,913,454
	$3,294,791		$3,376,743	$3,856,556		$3,920,831	$2,940,520		$2,973,820

The composition and maturities of the investment and MBS portfolio at September 30, 2012 are indicated in the following table by remaining contractual maturity, without consideration of call features or pre-refunding dates.  Yields on tax-exempt investments are not calculated on a taxable equivalent basis.

	1 year or less		More than 1 to 5 years		More than 5 to 10 years		Over 10 years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Fair
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value
	(Dollars in thousands)
AFS:
GSE debentures	$60,120	0.70%	$776,537	1.13%	$25,067	1.00%	$--	--%	$861,724	1.10%	$861,724
Municipal bonds	--	--	1,392	3.69	--	--	1,124	3.90	2,516	3.78	2,516
TRUPs	--	--	--	--	--	--	2,298	1.65	2,298	1.65	2,298
MBS	--	--	1,686	5.82	157,216	4.91	381,404	3.53	540,306	3.94	540,306
	60,120	0.70	779,615	1.14	182,283	4.37	384,826	3.52	1,406,844	2.20	1,406,844

HTM:
GSE debentures	--	--	49,977	1.84	--	--	--	--	49,977	1.84	50,224
Municipal bonds	5,456	1.84	27,228	2.94	7,852	3.35	4,798	3.09	45,334	2.88	47,156
MBS	--	--	--	--	350,571	2.75	1,442,065	2.39	1,792,636	2.46	1,872,519
	5,456	1.84	77,205	2.23	358,423	2.76	1,446,863	2.39	1,887,947	2.45	1,969,899
	$65,576	0.79%	$856,820	1.24%	$540,706	3.31%	$1,831,689	2.63%	$3,294,791	2.34%	$3,376,743

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

The following table sets forth our deposit flows during the periods indicated.  Included in the table are brokered and public unit deposits which totaled  $276.3 million, $190.1 million, and $193.6 million at September 30, 2012, 2011, and 2010, respectively.

	Year Ended September 30,
	2012	2011	2010
	(Dollars in thousands)
Opening balance	$4,495,173	$4,386,310	$4,228,609
Deposits	7,503,541	7,630,259	7,275,590
Withdrawals	7,494,271	7,585,217	7,198,358
Interest credited	46,200	63,821	80,469
Ending balance	$4,550,643	$4,495,173	$4,386,310

Net increase	$55,470	$108,863	$157,701

The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered for the periods indicated.

	Year Ended September 30,
	2012		2011		2010
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Non-Certificates:
Checking	$606,504	13.3%	$551,632	12.3%	$482,428	11.0%
Savings	260,933	5.8	253,184	5.6	234,285	5.3
Money market	1,110,962	24.4	1,066,065	23.7	942,428	21.5
Total non-certificates	1,978,399	43.5	1,870,881	41.6	1,659,141	37.8

Certificates (by rate):
0.00 – 0.99%	1,005,724	22.1	339,803	7.6	193,959	4.4
1.00 – 1.99%	800,745	17.6	1,106,957	24.6	1,013,538	23.1
2.00 – 2.99%	663,985	14.6	775,235	17.2	777,687	17.7
3.00 – 3.99%	95,765	2.1	371,682	8.3	576,595	13.2
4.00 – 4.99%	6,025	0.1	30,615	0.7	164,763	3.8
5.00 – 5.99%	--	--	--	--	627	--
Total certificates	2,572,244	56.5	2,624,292	58.4	2,727,169	62.2

	$4,550,643	100.0%	$4,495,173	100.0%	$4,386,310	100.0%

The following table sets forth the maturity and rate range of our certificate of deposit portfolio at September 30, 2012.

	Amount Due
		More than	More than
	1 year	1 year to	2 to 3	More than	Total
	or less	2 years	years	3 years	Amount	Rate
	(Dollars in thousands)
0.00 – 0.99%	$793,901	$179,089	$27,734	$5,000	$1,005,724	0.55%
1.00 – 1.99%	229,000	91,574	238,002	242,169	800,745	1.44
2.00 – 2.99%	166,680	194,685	259,500	43,120	663,985	2.51
3.00 – 3.99%	70,646	17,349	7,247	523	95,765	3.21
4.00 – 4.99%	5,420	269	255	81	6,025	4.50
	$1,265,647	$482,966	$532,738	$290,893	$2,572,244	1.44%

Weighted average rate	1.07%	1.67%	1.95%	1.71%
Weighted average maturity (in years)	0.5	1.5	2.5	3.9	1.5
Weighted average maturity for the retail certificate of deposit portfolio (in years)					1.5

The following table sets forth the maturity information for our certificate of deposit portfolio as of September 30, 2012.

	Maturity
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)
Retail certificates of deposit less than $100,000	$197,886	$200,764	$409,467	$815,051	$1,623,168
Retail certificates of deposit of $100,000 or more	70,631	69,147	152,704	380,291	672,773
Public units/brokered deposits less than $100,000	--	--	20,057	63,647	83,704
Public units of $100,000 or more	92,445	39,542	13,004	47,608	192,599
Total certificates of deposit	$360,962	$309,453	$595,232	$1,306,597	$2,572,244

The Board of Directors has authorized the utilization of brokers to obtain deposits as a source of funds.  The Bank has entered into several relationships with nationally recognized wholesale deposit brokerage firms to accept deposits from these firms.  Depending on market conditions, the Bank may use brokered deposits to fund asset growth and gather deposits that may help to manage interest rate risk.  The Bank’s policies limit the amount of brokered deposits that it may have at any time to 10%  of total deposits.  The rates paid on brokered deposits plus fees are generally consistent with rates offered by FHLB on advances and favorable to some rates paid on retail deposits.  At both September 30, 2012 and 2011, the balance of brokered deposits was $83.7 million, or approximately 2% of total deposits.

The Board of Directors also has authorized the utilization of public unit deposits as a source of funds.  The Bank’s policies limit the amount of public unit deposits that it may have at any time to 5% of total deposits.  In order to qualify to obtain such deposits, the Bank must have a branch in each county in which it collects public unit deposits, and by law, must pledge securities as collateral for all such balances in excess of the FDIC insurance limits.  At September 30, 2012 and 2011, the balance of public unit deposits was  $192.6 million, or approximately 4% of total deposits, and $106.4 million, or approximately 2.5% of total deposits, respectively.

Borrowings.    We utilize borrowings when, at the time of the borrowing, they can be invested at a positive rate spread relative to current asset yields, when we desire additional capacity to fund loan demand or when they help us meet our asset and liability management objectives.  Historically, our borrowings primarily have consisted of FHLB advances.  From time to time, we also utilize the line of credit that we maintain at FHLB.  The Bank supplements FHLB advances with repurchase agreements, wherein the Bank enters into agreements with selected counterparties to sell securities under agreements to repurchase.  These agreements are recorded as financing transactions as the Bank maintains effective control over the transferred securities.

FHLB advances are secured by a blanket pledge of our loan portfolio, as collateral.   See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.  FHLB advances may be made pursuant to several different credit programs, each of which has its own interest rate, maturity, repayment, and convertible features, if any.  At September 30, 2012, we had $2.55 billion in FHLB advances, at par.    See “Notes to Consolidated Financial Statements - Note 7” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

The Bank may enter into additional repurchase agreements as management deems appropriate, up to 15% of Bank assets, per Bank  policy.  At September 30, 2012, repurchase agreements were $365.0 million, or approximately 4% of total assets.  The securities underlying the agreements continue to be carried in the Bank’s securities portfolio.  At September 30, 2012, we had securities with a fair value of $427.9 million pledged as collateral.  Repurchase agreements are made at mutually agreed upon terms between counterparties and the Bank.  The use of repurchase agreements allows for the diversification of funding sources and the use of securities that were not being leveraged as collateral.  See “Notes to Consolidated Financial Statements—Note 7” and  “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

The following table sets forth certain information relating to each category of borrowings for which the average short-term balance outstanding during the period was more than 29% of stockholders’ equity at the end of the period shown.  There were no short-term borrowings outstanding that exceeded 29% of stockholders’ equity during fiscal year 2012 and 2011.    The maximum balance, average balance, and weighted average interest rate during fiscal year 2010 reflect all borrowings that were scheduled to mature within one year at any month-end during fiscal year 2010.

2010
(Dollars in thousands)
FHLB Advances:
Balance at end of year	$276,000
Maximum balance outstanding at any month-
end during fiscal year	550,000
Average balance	423,000
Weighted average interest rate during the year	4.62%
Weighted average interest rate at end of year	4.87%

Repurchase Agreements:
Balance at end of year	$200,000
Maximum balance outstanding at any month-
end during fiscal year	225,000
Average balance	158,750
Weighted average interest rate during the year	3.68%
Weighted average interest rate at end of year	3.79%

Subsidiary and Other Activities

As a federally chartered savings bank, we are permitted by federal regulations to invest up to 2% of our Bank assets, as reported to the OCC, or $186.4 million at September 30, 2012, in the stock of, or as unsecured loans to, service corporation subsidiaries.  We may invest an additional 1% of our assets, or $93.2 million at September 30, 2012, in service corporations where such additional funds are used for inner-city or community development purposes.  At September 30, 2012, the Bank had one subsidiary, Capitol Funds, Inc.  At September 30, 2012, Capitol Funds, Inc. had a capital balance of $6.7 million.  Capitol Funds, Inc. has a wholly owned subsidiary, Capitol Federal Mortgage Reinsurance Company (“CFMRC”).  CFMRC serves as a reinsurance company for the PMI companies the Bank uses in its normal course of operations, but stopped writing new business in January 2010.  CFMRC provides mortgage reinsurance on certain one- to four-family loans in the Bank’s portfolio.  During fiscal year 2012, Capitol Funds, Inc. reported consolidated net income of $347 thousand which included net income of $351 thousand from CFMRC.

REGULATION AND SUPERVISION

Set forth below is a description of certain laws and regulations that are applicable to Capitol Federal Financial, Inc. and the Bank.

General

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  This law has significantly changed the current bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. See additional information regarding the Dodd-Frank Act under the heading “Risk Factors – Passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act will increase our operational and compliance costs.”

As of July 21, 2011, the OCC assumed the responsibilities and powers of the OTS with respect to the Bank, and the FRB assumed the responsibilities and powers of the OTS with respect to the Company.

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

If the Bank fails the Qualified Thrift Lender test, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies, unless the Bank requalifies within the year.  The activities authorized for a bank holding company are more limited than are the activities authorized for a savings and loan holding company. If the Bank fails the test a second time, the Company must immediately register as, and become subject to, the restrictions applicable to a bank holding company. See “Qualified Thrift Lender Test.”

The Company must obtain regulatory approval before acquiring control of any other depository institution. Interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing institution.

Capitol Federal Savings Bank

The Bank, as a federally chartered savings bank, is subject to regulation and oversight by the OCC extending to all aspects of its operations.  This regulation of the Bank is intended for the protection of depositors and not for the purpose of protecting the Company’s stockholders.  The Bank is required to maintain minimum levels of regulatory capital and is subject to some limitations on capital distributions to the Company.  The Bank also is subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law.

Office of the Comptroller of the Currency

The investment and lending authority of the Bank is prescribed by federal laws and regulations and the Bank is prohibited from engaging in any activities not permitted by such laws and regulations.

As a federally chartered savings bank, the Bank is required to meet a Qualified Thrift Lender test.  This test requires the Bank to have at least 65% of its portfolio assets, as defined by statute, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, the Bank may maintain 60% of its assets in those assets specified in Section 7701(a) (19) of the Internal Revenue Code.  Under either test, the Bank is required to maintain a significant portion of its assets in residential housing related loans and investments.  Any institution that fails to meet the Qualified Thrift Lender test must become subject to certain restrictions on its operations, unless within one year it meets the test, and thereafter remains a Qualified Thrift Lender.  These restrictions include a prohibition against capital distributions, except, with the prior approval of both the OCC and the FRB, for the purpose of paying obligations of a company controlling the institution.  An institution that fails the test a second time must be subjected to the restrictions.  Any savings and loan holding company of an institution that fails the test and does not re-qualify within a year must become subject to the same statute and regulations as a bank holding company.  Three years after failing the test, an institution must divest all investments and cease all activities not permissible for both a national bank and a savings association.  Failure to meet the Qualified Thrift Lender test is a statutory violation subject to enforcement action.  As of September 30, 2012, the Bank met the Qualified Thrift Lender test.

The Bank is subject to a 35% of total assets limit on consumer loans, commercial paper and corporate debt securities, and a 20% limit on commercial non-mortgage loans.  At September 30, 2012, the Bank had 0.1% of its assets in non-real estate consumer loans, commercial paper and corporate debt securities and 0% of its assets in commercial non-mortgage loans.

The Bank’s relationship with its depositors and borrowers is regulated to a great extent by federal laws and regulations, especially in such matters as the ownership of savings accounts and the form and content of mortgage requirements.  In addition, the branching authority of the Bank is regulated by the OCC.  The Bank is generally authorized to branch nationwide.

The Bank is subject to a statutory lending limit on aggregate loans to one person or a group of persons combined because of certain common interests.  That limit is equal to 15% of our unimpaired capital and surplus, except that for loans fully secured by readily marketable collateral, the limit is increased to 25%.  At September 30, 2012, the Bank's lending limit under this restriction was $204.9 million.  The Bank has no loans or loan relationships in excess of its lending limit.

The Bank is subject to periodic examinations by the OCC.  During these examinations, the examiners may require the Bank to increase the ACL and/or recognize additional charge-offs based on their judgments, which can impact our capital and earnings.  As a federally chartered savings bank, the Bank is subject to a semi-annual assessment, based upon its total assets, to fund the operations of the OCC.

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

Insurance of Accounts and Regulation by the FDIC

The DIF of the FDIC insures deposit accounts in the Bank up to applicable limits.  Under the Dodd-Frank Act, non-interest bearing transaction accounts receive unlimited deposit insurance coverage through December 31, 2012, and insured institutions pay no separate fee for this coverage. The FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for one of four risk categories applied to its assessment base, which is total assets less tangible equity.  As required by the Dodd-Frank Act, the FDIC has adopted rules effective April 1, 2011, under which insurance premium assessments are based on an institution’s total assets minus its tangible equity (defined as Tier 1 capital) instead of its deposits.  Under these rules, an institution with total assets of less than $10 billion is assigned to one of four risk categories based on its capital, supervisory ratings, and other factors.  Well-capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I.  Risk Categories II, III and IV present progressively greater risks to the DIF.  A  range of initial base assessment rates applies to each Risk Category,  adjusted downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjusted upward if the institution’s brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates.  Total base assessment rates currently range from 2.5 to 9.0 basis points for Risk Category I, 9.0 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution.  An institution with assets of $10 billion or more is assessed under a complex scorecard method employing many factors.    The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking.  In an emergency, the FDIC may also impose a special assessment.

FDIC-insured institutions are required to pay an additional quarterly assessment called the FICO assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  This assessment rate is adjusted quarterly to reflect changes in the assessment base, which is average assets less tangible equity, and is the same base as used for the deposit insurance assessment.  These assessments are expected to continue until the bonds mature in the years 2017 through 2019.  For the fiscal year ended September 30, 2012, the Bank paid $517 thousand in FICO assessments.

As a result of a decline in the reserve ratio (the ratio of the net worth of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of calendar year 2009 and all quarters through the end of calendar year 2012 (in addition to the regular quarterly assessment for the third quarter of calendar year 2009 due on December 30, 2009).  The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance.  For purposes of calculating the prepaid amount, assessments are measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of three basis points effective January 1, 2011, and are based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at an annual rate of 5%.  If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash, or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable.  Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future.

Transactions with Affiliates

Transactions between the Bank and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates, and certain of these transactions are restricted to a percentage of the Bank's capital, and, in the case of loans, require eligible collateral in specified amounts.  In addition, the Bank may not lend to any affiliate engaged in activities not permissible for a bank holding company or purchase or invest in the securities of affiliates.

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

The term leverage ratio means the ratio of Tier 1 capital to adjusted total assets.  The term Tier 1 risk-based capital ratio means the ratio of Tier 1 capital to total risk-weighted assets.  The term total risk-based capital ratio means the ratio of total risk-based capital to total risk-weighted assets.

The term Tier 1 capital generally consists of common stockholders’ equity,  retained earnings, noncumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, excluding goodwill and other non-qualifying intangible assets.  At September 30, 2012, the Bank had $73 thousand of disallowed servicing assets, which were deducted from Tier 1 capital, and $24.2 million of accumulated gains on AFS securities, net of deferred taxes, which were subtracted from Tier 1 capital.

Total risk-based capital consists of the sum of an institution’s Tier 1 capital and the amount of its allowable Tier 2 capital up to the amount of its Tier 1 capital.  Tier 2 capital consists of all cumulative perpetual and limited-life preferred stock, hybrid capital instruments, including mandatory convertible securities, term debt, ACL up to 1.25% of risk-weighted assets, and certain unrealized gains on equity securities.  At September 30, 2012, the Bank had $11.1 million of ACL, which was less than 1.25% of risk-weighted assets.

Adjusted total assets consist of total assets as specified in the OCC Call Report less such items as disallowed servicing assets and accumulated gains/losses on AFS securities. At September 30, 2012, the Bank had $73 thousand of disallowed servicing assets and $24.2 million of accumulated gains on AFS securities, net of deferred taxes, which were subtracted from Call Report total assets of $9.32 billion to arrive at adjusted total assets of $9.29 billion.

Risk-weighted assets are determined under the OCC capital regulations, which assign to every asset, including certain off-balance sheet items, a risk weight generally ranging from 0% to 100% based on the inherent risk of the asset.  Institutions that are not well capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits.  At September 30, 2012, the Bank had Tier 1 capital of $1.36 billion, total risk-based capital of $1.37 billion, adjusted total assets of $9.29 billion, and risk-weighted assets of $3.72 billion.  At September 30, 2012, the Bank had a Tier 1 leverage ratio of 14.6%, a Tier 1 capital to risk-weighted assets ratio of 36.4%, and a total risk-based capital to risk-weighted assets ratio of 36.7%.  At September 30, 2012,  the Bank was considered a well-capitalized institution under OCC regulations.  Regulatory capital is discussed further in “Notes to Consolidated Financial Statements - Note 13” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

The OCC has the ability to establish an individual minimum capital requirement for a particular institution, which varies from the capital levels that would otherwise be required under the capital regulations based on such factors as concentrations of credit risk, levels of interest rate risk, and the risks of non-traditional activities as well as others.  The OCC has not imposed any such requirement on the Bank.

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

Federal regulations state that any institution that fails to comply with its capital plan or has Tier 1 risk-based capital ratios of less than 3.0% or a total risk-based capital ratio of less than 6.0% is considered significantly undercapitalized and must be made subject to one or more additional specified actions and operating restrictions that may cover all aspects of its operations and may include a forced merger or acquisition of the institution.  An institution with tangible equity to total assets of less than 2.0% is critically undercapitalized and becomes subject to further mandatory restrictions on its operations.  The OCC generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.  The imposition by the OCC of any of these measures on the Bank may have a substantial adverse effect on its operations and profitability.  In general, the FDIC must be appointed receiver for a critically undercapitalized institution whose capital is not restored within the time provided.  When the FDIC as receiver liquidates an institution, the claims of depositors and the FDIC as their successor (for deposits covered by FDIC insurance) have priority over other unsecured claims against the institution.

New Proposed Capital Rules

The federal banking agencies have proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The proposed rules would implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to various documents released by the Basel Committee on Banking Supervision.  As published, the proposed rules contemplated a general effective date of January 1, 2013, and, for certain provisions, various phase-in periods and later effective dates for specified provisions.  Recently, the federal banking agencies have announced that the proposed rules will not be effective on January 1, 2013.  The agencies have not adopted final rules or published any modifications to the proposed rules.  The proposed rules as published are summarized below.  It is not possible to predict when or in what form final regulations may be adopted.

The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definitions of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The proposed rules would also establish a “capital conservation buffer” of 2.5% above each of the new regulatory minimum capital ratios would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%.  The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019.  An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount.  These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

The proposed rules also implement other revisions to the current capital rules such as recognition of all unrealized gains and losses on available for sale debt and equity securities, and provide that instruments that will no longer qualify as capital would be phased out over time.

The federal bank regulatory agencies also proposed revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions would take effect January 1, 2015.  Under the prompt corrective action requirements, insured depository institutions would be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a total risk-based capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from the current rules).

The proposed rules set forth certain changes for the calculation of risk-weighted assets, which we would be required to utilize beginning January 1, 2015.  The proposed rule utilizes an increased number of credit risk and other exposure categories and risk weights, and also addresses: (i) a proposed alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; and (iv) revised capital treatment for derivatives and repo-style transactions.

In particular, the proposed rules would expand the risk-weighting categories from the current four categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures.  Higher risk weights would apply to a variety of exposure categories. Specifics include, among others:

•

For residential mortgage exposures, changing the current 50% risk weight for high-quality seasoned mortgages and 100% risk-weight for all other mortgages to a risk weight between 35% and 200% depending upon the mortgage’s LTV ratio and whether the mortgage is a “category 1” or “category 2” residential mortgage exposure (based on eight criteria that include, among others, the term, seniority of the lien, use of negative amortization, balloon payments and certain rate increases).

•	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.
•	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due.
•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).
•	Providing for a 100% risk weight for claims on securities firms.
•	Eliminating the current 50% cap on the risk weight for over-the-counter derivatives.

Community Reinvestment and Consumer Protection Laws

In connection with its lending activities, the Bank is subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population.  These include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (“SAFE Act”), and the Community Reinvestment Act (“CRA”).  In addition, federal banking regulators, pursuant to the Gramm-Leach-Bliley Act, have enacted regulations limiting the ability of banks and other financial institutions to disclose nonpublic consumer information to non-affiliated third parties.  The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated parties.

The CRA requires the appropriate federal banking agency, in connection with its examination of an FDIC-insured institution, to assess its record in meeting the credit needs of the communities served by the bank, including low and moderate income neighborhoods.  The federal banking regulators take into account the institution’s record of performance under the CRA when considering applications for mergers, acquisitions and branches.  Under the CRA, institutions are assigned a rating of outstanding, satisfactory, needs to improve, or substantial non-compliance.  The Bank received a satisfactory rating in its most recent CRA evaluation.

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

Generally, savings institutions, such as the Bank, may make capital distributions during any calendar year equal to earnings of the previous two calendar years and current year-to-date earnings.  It is generally required that the Bank remain well-capitalized before and after the proposed distribution.  However, an institution deemed to be in need of more than normal supervision by the OCC may have its capital distribution authority restricted by the OCC.  A savings institution, such as the Bank, that is a subsidiary of a savings and loan holding company and that proposes to make a capital distribution must submit written notice to the OCC and FRB 30 days prior to such distribution.  The OCC and FRB may object to the distribution during that 30-day period based on safety and soundness or other concerns.  Savings institutions that desire to make a larger capital distribution, or are under special restrictions, or are not, or would not be, well-capitalized following a proposed capital distribution, however, must obtain regulatory approval prior to making such distribution.  See “Regulatory Capital Requirements.”

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

Federal Reserve System

The FRB requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts.  At September 30, 2012, the Bank was in compliance with these reserve requirements.  The Bank is authorized to borrow from the Federal Reserve Bank “discount window.”   An eligible institution need not exhaust other sources of funds before coming to the discount window, nor are there restrictions on the purposes for which the borrower can use primary credit.   At September 30, 2012, the Bank had no borrowings from the discount window.

Federal Home Loan Bank System

The Bank is a member of FHLB Topeka, which is one of 12 regional Federal Home Loan Banks.  Each FHLB serves as a reserve or central bank for its members within its assigned region and is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of FHLB, which are subject to the oversight of the Federal Housing Finance Agency (“FHFA”).

As a member, the Bank is required to purchase and maintain stock in FHLB.  The minimum required FHLB stock amount is generally 5% of the Bank’s FHLB advances and outstanding balance on the FHLB line of credit, and 2% of the outstanding principal of loans sold into the Mortgage Partnership Finance (“MPF”) program.  At September 30, 2012, the Bank had a balance of $133.0 million in FHLB stock, which was in compliance with this requirement.  In past years, the Bank has received dividends on its FHLB stock, although no assurance can be given that these dividends will continue.  The average yield on FHLB stock was 3.43% for fiscal year 2012.  For the year ended September 30, 2012, dividends paid by FHLB to the Bank totaled $4.4 million, which were primarily stock dividends.

Under federal law, FHLBs are required to provide funds for community investment and low- and moderate-income housing.  These required contributions could adversely affect the level of FHLB dividends.  On a quarterly basis, management conducts a review of FHLB Topeka to determine whether an other-than-temporary impairment of the FHLB stock is present.  At September 30, 2012, management concluded there was no such impairment.

Federal Savings and Loan Holding Company Regulation

The Company is a unitary savings and loan holding company within the meaning of the Home Owners Loan Act (“HOLA”).   As such, the Company is registered with the FRB and subject to the FRB regulations, examinations, supervision and reporting requirements. In addition, the FRB has enforcement authority over the Company and the Bank. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the Bank.

The HOLA prohibits a savings and loan holding company (directly or indirectly, or through one or more subsidiaries) from acquiring another savings association or holding company thereof without prior written approval of the FRB; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not federally insured.  In evaluating applications by savings and loan holding companies to acquire savings associations, the FRB must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community, competitive factors, and other factors.

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

Additionally, the Bank files state tax returns in various other states where it has significant purchased loans and/or foreclosure activities.  In these states, the Bank has either established nexus under an economic nexus theory or has exceeded enumerated nexus thresholds based on the amount of interest derived from sources within the state.

Employees

At September 30, 2012, we had a total of 738 employees, including 142 part-time employees.  The full-time equivalent of our total employees at September 30, 2012 was 677.  Our employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

Executive Officers of the Registrant

John B. Dicus. Age 51 years.  Mr. Dicus is Chairman of the Board of Directors, Chief Executive Officer, and President of the Bank and the Company.  He has served as Chairman since January, 2009 and Chief Executive Officer since January, 2003.  He has served as President of the Bank since 1996 and of the Company since its inception in March 1999.  Prior to accepting the responsibilities of CEO, he served as Chief Operating Officer of the Bank and the Company.  Prior to that, he served as the Executive Vice President of Corporate Services for the Bank for four years.  He has been with the Bank in various other positions since 1985.

R. Joe Aleshire.  Age 65 years. Mr. Aleshire has been employed with the Bank since 1973 and currently serves as Executive Vice President for Retail Operations, a position he has held since 1997.  Prior to that, he was employed by the Bank as the Wichita Area Manager for 17 years.

Kent G. Townsend.  Age 51 years.  Mr. Townsend serves as Executive Vice President and Chief Financial Officer of the Bank, its subsidiary, and the Company.  Mr. Townsend also serves as Treasurer for the Company, Capitol Funds, Inc. and CFMRC.  Mr. Townsend was promoted to Executive Vice President, Chief Financial Officer and Treasurer on September 1, 2005.  Prior to that, he served as Senior Vice President, a position he held since April 1999, and Controller of the Company, a position he held since March 1999.  He has served in similar positions with the Bank since September 1995.  He served as the Financial Planning and Analysis Officer with the Bank for three years and other financial related positions since joining the Bank in 1984.

Rick C. Jackson.    Age 47 years.  Mr. Jackson currently serves as Executive Vice President, Chief Lending Officer and Community Development Director of the Bank.  He also serves as the President of Capitol Funds, Inc., a subsidiary of the Bank and President of CFMRC.  He has been with the Bank since 1993 and has held the position of Community Development Director since that time.  He has held the position of Chief Lending Officer since February 2010.

Natalie G. Haag.    Age 53 years.  Ms. Haag currently serves as Executive Vice President and General Counsel of the Bank and the Company.  Prior to joining the Bank in August of 2012, Ms. Haag was 2nd Vice President, Director of Governmental Affairs and Assistant General Counsel for Security Benefit Corporation and Security Benefit Life Insurance Company in Topeka, Kansas.  Security Benefit provides retirement products and services, including annuities and mutual funds.  Ms. Haag was employed by Security Benefit since June 2003.  The Security Benefit companies are not parents, subsidiaries or affiliates of the Bank or the Company.

Carlton A. Ricketts.  Age 55 years.  Mr. Ricketts serves as Executive Vice President, Chief Corporate Services Officer of the Bank.  Prior to accepting those responsibilities in 2012, he served as Chief Strategic Planning Officer of the Bank for the previous five years.

Tara D. Van Houweling.    Age 39 years.  Ms. Van Houweling has been employed with the Bank and Company since May 2003 and currently serves as First Vice President, Principal Accounting Officer and Reporting Director.  She has held the position of Reporting Director since May 2003.

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

We purchase whole one- to four-family mortgage loans from correspondent and nationwide lenders.  While loans purchased on a loan-by-loan basis from correspondent lenders are underwritten by the Bank’s underwriters and loans purchased in bulk packages from correspondent and nationwide lenders are evaluated on a certain set of criteria before being purchased, we are still subject to some risks associated with the loan origination process itself.  By law, loan originators are required to comply with lending regulations at all times during the origination process.  Any compliance related risks associated with the origination process itself effectively gets transferred from the originating company to the Bank once the Bank has purchased the asset.  Should, at any point, it be discovered that an instance of noncompliance occurred by the originating company during the origination process, the Bank would still be held responsible and required to remedy the issue for the loans it purchased from the originator.  Remedial actions can include such actions as refunding interest paid to the borrower and adjusting the contractual interest rate on the loan to the current market rate if advantageous to the borrower.

A prolonged economic downturn, especially one affecting our geographic market area, will adversely affect our business and financial results.

We are particularly exposed to downturns in the U.S. housing market.  Unemployment and under-employment, along with dramatic declines in the housing market over the past four years, falling home prices and increasing foreclosures, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including GSEs, major commercial and investment banks, and regional financial institutions such as the Bank.

The Bank’s net loan charge-offs during fiscal years 2012, 2011, and 2010, were $6.4 million, $3.5 million, and $4.0 million, respectively.  During the second quarter of fiscal year 2012, the Bank implemented a loan charge-off policy change as the OCC Call Report requirements do not permit the use of SVAs, which the Bank was previously utilizing for potential loan losses, as permitted by the OTS, which was succeeded by the OCC as the Bank’s regulator effective July 21, 2011.  As a result of the implementation of the charge-off policy change, $3.5 million of SVAs were charged off during the second fiscal quarter of 2012 as it was the first quarter the Bank was required to file a Call Report.  Excluding the $3.5 million of SVAs charged-off, net loan charge-offs for fiscal year 2012 were $2.9 million.  Historically, the Bank’s net loan charge-offs have been low due to the low level of non-performing loans and the amount of equity in the properties collateralizing the related loans.  During fiscal years 2012, 2011, and 2010, the Bank recorded a provision for credit losses of $2.0 million, $4.1 million, and $8.9 million, respectively.  The overall amount of the provision for credit losses and net loan charge-offs has not been significant to-date because of the Bank’s traditional underwriting standards and the relative economic stability of the geographic areas in our primary lending areas.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the local economy.

We are one of the largest mortgage loan originators in the state of Kansas.  Approximately 70% of our loan portfolio is comprised of loans secured by property located in Kansas, and approximately 15% is comprised of loans secured by property located in Missouri.  This makes us vulnerable to a downturn in the local economy and real estate markets.  Adverse conditions in the local economy such as inflation, unemployment, recession, natural disasters, or other factors beyond our control could impact the ability of our borrowers to repay their loans, which could impact our net interest income.  Decreases in local real estate values could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure.  Currently there is not a single employer or industry in the area on which the majority of our customers are dependent.

If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings could decrease.

Our borrowers may not repay their loans according to the terms of the loans, and, as a result of the declines in home prices, the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance.  We may experience significant loan losses, which could have a material adverse effect on our operating results.  When determining the amount of the ACL, we make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the ACL, we rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors.  If our assumptions prove to be incorrect, our ACL may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance which is maintained through provisions for credit losses.  Material additions to our allowance could materially decrease our net income.

Our historical losses on bulk purchased loans require that we generally maintain a higher ACL on these loans than loans we originate or purchase on a loan-by-loan basis from correspondent lenders.  Additionally, loans included in bulk loan packages generally have a higher loan balance than those we originate or purchase on a loan-by-loan basis; therefore, even small declines in related home prices could result in a  magnified adverse impact to the ACL.  To the extent we increase our portfolio of bulk purchased loans that have risk characteristics similar to the bulk purchased loans historically in our loan portfolio or do not have guarantees to repurchase/replace delinquent loans, similar to the $342.5 million bulk loan purchase during the fourth quarter of fiscal year 2012, our ACL will likely increase, through a provision for credit losses, which will have an adverse effect on our net income.

Our ACL at September 30, 2012, 2011, and 2010 was $11.1 million, $15.5 million, and $14.9 million, respectively.  The decrease in our September 30, 2012 ACL balance compared to September 30, 2011 was due primarily to the implementation of our loan charge-off policy change previously discussed.  As a result of the implementation of the charge-off policy change, $3.5 million of SVAs, which were previously reported in the ACL, were charged-off during the second fiscal quarter of 2012.  These charge-offs did not impact the provision for credit losses, and therefore had no additional income statement impact, as the amounts were expensed in previous periods.

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

The impact of changes in interest rates is generally observed on the income statement.  The magnitude of the impact will be determined by the difference between the amount of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time.  This difference provides an indication of the extent to which our net interest rate spread will be impacted by changes in interest rates.  In addition, changes in interest rates will impact the expected level of repricing of the Bank’s mortgage-related assets and callable debt securities.  Generally, as interest rates decline, the amount of interest-earning assets expected to reprice will increase as borrowers have an economic incentive to reduce the cost of their mortgage or debt, which would negatively impact the Bank’s interest income.  Conversely, as interest rates rise, the amount of interest-earning assets expected to reprice will decline as the economic incentive to refinance the mortgage or debt is diminished.  As this occurs, the amount of interest-earning assets repricing could be diminished to a point where interest-bearing liabilities could reprice to a higher interest rate, at a faster pace, than interest-earning assets, thus negatively impacting the Bank’s net interest income.

Changes in interest rates can also have an adverse effect on our financial condition, as our AFS securities are reported at their estimated fair value. We increase or decrease our stockholders’ equity, specifically accumulated other comprehensive income (loss), by the amount of change in the estimated fair value of the AFS securities, net of deferred taxes.  Increases in interest rates generally decrease the fair value of our AFS securities.  Decreases in the fair value of AFS securities would, therefore, adversely impact our stockholders’ equity. The balance of accumulated other comprehensive income, net of deferred taxes, at September 30, 2012, 2011, and 2010 was $24.2 million, $26.7 million, and $31.9 million, respectively.

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

In addition to general changes in interest rates, changes that result in the shape of the yield curve would negatively impact the Bank.  The Bank’s interest-bearing liabilities are generally priced based on short-term interest rates while the majority of the Bank’s interest-earning assets are priced based on long-term interest rates.  The income for the Bank is primarily driven by the spread between these rates.  As a result, a steeper yield curve, meaning long-term interest rates are significantly higher than short-term interest rates, would provide the Bank with a better opportunity to increase net interest income.  When the yield curve is flat, meaning long-term interest rates and short-term interest rates are essentially the same, or when the yield curve is inverted, meaning long-term interest rates are lower than short-term interest rates, the yield between interest-earning assets and interest-bearing liabilities that reprice is compressed or diminished and would likely negatively impact the Bank’s net interest income.

The Bank’s one-year cumulative excess of interest-earning assets over interest-bearing liabilities as a percentage of assets at September 30, 2012 was 22.8% which signifies a positive gap position, meaning we have more interest-earning assets expected to reprice over the next 12 months than interest-bearing liabilities.  In a rising rate environment, a positive gap position would tend to result in an increase in our net interest income.  In a decreasing rate environment, a positive gap position would tend to result in a decrease in our net interest income.  For additional information about interest rate risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

Our strategies to modify our interest rate risk profile may be difficult to implement.

Our asset management strategies are designed to decrease our interest rate risk sensitivity.  One such strategy is increasing the amount of adjustable-rate and/or short-term assets.  We offer ARM loan products and work with correspondent and nationwide lenders to purchase ARM loans as a means to achieve this strategy.  However, lower interest rates would generally decrease borrower demand for adjustable-rate assets, and there is no guarantee that any adjustable-rate assets obtained will not prepay.  Conventional mortgage loans may be sold on a bulk basis for portfolio restructuring or on a flow basis as loans are originated, which also subjects us to pricing risk in the secondary market.  Additionally, we attempt to invest in shorter-term assets in the investment portfolio as a way to reduce our interest rate sensitivity.

We are also managing our interest-bearing liabilities to moderate our interest rate risk sensitivity.  We are using FHLB advances and repurchase agreements to mitigate the impact of customer demand for long-term fixed-rate mortgages by lengthening the maturities of these advances and repurchase agreements, depending on the liquidity or investment opportunities at the time we undertake additional FHLB advances or repurchase agreements.  These long-term borrowings better match the long-term characteristics of our fixed-rate mortgage portfolio.  Because our customers generally prefer long-term fixed-rate assets and short-term deposit products, this creates a mismatch between the repricing characteristics of these portfolios.  The long-term fixed-rate borrowings help to reduce the risk of rising interest rates by creating interest-bearing liabilities with repricing characteristics that better match those of the fixed-rate mortgage portfolio.  FHLB advances and repurchase agreements will be entered into as needed or to fund the purchase of assets that provide for spreads at levels acceptable to management.

If we are unable to originate or purchase adjustable-rate assets at favorable rates or fund loan originations or securities purchases with long-term funding, we may have difficulty executing this asset management strategy and/or it may result in a reduction in profitability.

We may have unanticipated credit risk in our investment and MBS portfolio.

At September 30, 2012, $3.06 billion, or approximately 33%, of our assets consisted of investment and MBS securities that were issued by, or had principal and interest payments guaranteed by, FNMA or FHLMC.    In September 2008, the FHFA placed FNMA and FHLMC into federal conservatorship.  Although the federal government has committed substantial capital to FNMA and FHLMC, there can be no assurance that these credit facilities and other capital infusions will be adequate for their needs.  If the financial support is inadequate, or if additional support is not provided when needed, these companies could continue to suffer losses and could fail to honor their guarantees and other obligations.  The U.S. Treasury Secretary has suggested that the guarantee payment structure of FNMA and FHLMC should be re-examined.  The future roles of FNMA and FHLMC could be significantly reduced and the nature of their guarantees could be eliminated or considerably limited relative to historical measurements.  Any changes to the nature of the guarantees provided by FNMA and FHLMC could have a significant adverse effect on the market value and cash flows of the investment and MBS we hold, resulting in substantial losses.

Passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act has increased and will continue to increase our operational and compliance costs.

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

The Dodd-Frank Act requires minimum leverage (Tier 1) and risk-based capital requirements for savings and loan holding companies and bank holding companies that are no less stringent than those applicable to banks, which will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in the Bank, and will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities.

The Dodd-Frank Act also broadens the base for FDIC deposit insurance assessments.  Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250 thousand per depositor, retroactive to January 1, 2008, and non-interest-bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  The legislation also increases the required minimum reserve ratio for the DIF, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

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

We are subject to extensive regulation, supervision and examination by the OCC, FRB, the FDIC and the U.S. Department of Housing and Urban Development “(HUD”).  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s ACL and determine the level of deposit insurance premiums assessed.  Our business is highly regulated;  therefore, the laws and applicable regulations are subject to frequent change.  Any change in these regulations and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums, could have a material impact on our operations.

The potential exists for additional laws and regulations, or changes in policy, affecting lending and funding practices, regulatory capital limits, interest rate risk management, and liquidity standards.  Moreover, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements.  Bank regulatory agencies, such as the OCC and the FDIC, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of investors.  In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations.  New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the products we offer, the fees we can charge and our ongoing operations, costs and profitability.

Higher FDIC insurance premiums and special assessments will adversely affect our earnings.

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), that is, the ratio of the DIF to the insured deposit base.  The FDIC has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires that institutions with assets of more than $10 billion bear the effect of the increase in the statutory minimum DRR to 1.35%, from the former statutory minimum of 1.15%.  Although the Bank had less than $10 billion in assets as of September 30, 2012, in the event the Bank’s asset size grows to at least $10 billion for four consecutive quarters, the effect of this provision of the Dodd-Frank Act may be to increase the Bank’s cost of deposit insurance relative to institutions with less than $10 billion in assets.

The FDIC required all insured institutions to prepay their estimated assessments for the fourth quarter of calendar year 2009, and for all of calendar years 2010, 2011, and 2012.  This pre-payment was due on December 30, 2009.  The assessment rate for the fourth quarter of calendar year 2009 and for calendar year 2010 was based on each institution’s total base assessment rate for the third quarter of calendar year 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire calendar year third quarter, and the assessment rate for calendar years 2011 and 2012 was calculated as the modified third quarter assessment rate plus an additional three basis points.  In addition, every institution’s assessment base for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of calendar year 2012.  We recorded the pre-payment as a prepaid expense, which will be amortized to expense based upon actual balances insured.  Our prepayment amount for calendar years 2012, 2011 and 2010 was $25.7 million.  Future increases in our assessment rate or special assessments would decrease our earnings.

The Company’s ability to pay dividends is subject to the ability of the Bank to make capital distributions to the Company.

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company, and also on the availability of cash at the holding company level in the event earnings are not sufficient to pay dividends according to the cash dividend payout policy.  Under FRB and OCC safe harbor regulations, the Bank may distribute to the Company capital not exceeding net income for the current calendar year and the prior two calendar years.  At September 30, 2012, the Bank was in compliance with the FRB and OCC safe harbor regulations.

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

The Banks's business is dependent on its network and information processing systems, and, in some cases, those of the Bank's third-party vendors, and the disruption or failure of those systems may adversely affect the Banks's operations, financial performance, or reputation.
The Bank relies heavily on communications and information systems to conduct business.  It is also dependent on its network and information processing systems, and, in some cases, those of the Bank's third-party vendors.  Disruption or failure of those systems may adversely affect the Bank's operations, financial performance, or reputation.  The Bank has implemented a business continuity plan which is reviewed and updated on a regular basis and is tested periodically.  The Bank also reviews and evaluates business continuity programs implemented by its third party vendors.  While these steps help mitigate this risk, there is no way of guaranteeing that disruption, failure, or breach in security will not occur.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

At September 30, 2012, we had 36 traditional branch offices and 10  in-store branch offices.  The Bank owns the office building and related land in which its home office and executive offices are located, and 26 of its other branch offices.  The Bank owns the buildings for three of its branch offices and leases the related land.  The remaining 16 branch offices, including 10 in-store locations, were leased.

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

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for the Registrant’s Common Stock, Related Security Holder Matters and Issuer Purchases of Equity Securities

The section entitled “Stockholder Information” of the attached Annual Report to Stockholders for the year ended September 30, 2012 is incorporated herein by reference.

See “Notes to Consolidated Financial Statements—Note 1” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Capital” of the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K regarding the OCC restrictions on capital distributions from the Bank to the Company.

The following table summarizes our share repurchase activity during the three months ended September 30, 2012 and additional information regarding our share repurchase program.  On December 21, 2011, the Company announced that the Board of Directors approved the repurchase of up to $193.0 million of the Company’s common stock.  This plan has no expiration date.

				Approximate
	Total		Total Number of	Dollar Value of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
	Purchased	per Share	Announced Plans	Under the Plan
July 1, 2012 through
July 31, 2012	610,712	$11.91	610,712	$72,035,042
August 1, 2012 through
August 31, 2012	1,931,493	11.78	1,931,493	49,286,181
September 1, 2012 through
September 30, 2012	441,988	11.91	441,988	44,020,535
Total	2,984,193	11.82	2,984,193	44,020,535

The following table presents quarterly dividends paid in calendar years 2012, 2011, and 2010.  The dollar amounts represent dividends paid during the quarter.  The 2012 special year-end dividend is based upon the number of shares eligible to receive dividends outstanding on the record date of November 23, 2012.

	Calendar Year
	2012	2011	2010
	(Dollars in thousands)
Quarter ended March 31
Total dividends paid	$12,145	$12,105	$10,739
Quarter ended June 30
Total dividends paid	11,883	12,105	10,496
Quarter ended September 30
Total dividends paid	11,402	12,106	10,496
Quarter ended December 31
Total dividends paid	11,223	12,145	10,597
Special year end/welcome dividend
Total dividends paid	26,585	113,031	6,359

Calendar year-to-date dividends paid	$73,238	$161,492	$48,687

Item 6.  Selected Financial Data

The section entitled “Selected Consolidated Financial Data” of the attached Annual Report to Stockholders for the fiscal year ended September 30, 2012 is incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the attached Annual Report to Stockholders for the fiscal year ended September 30, 2012 is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosure about Market Risk” of the attached Annual Report to Stockholders for the fiscal year ended September 30, 2012 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The section entitled “Consolidated Financial Statements” of the attached Annual Report to Stockholders for the fiscal year ended September 30, 2012 is incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Act”) as of September 30, 2012.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2012, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Controls Over Financial Reporting

Management’s report on our internal control over financial reporting and the attestation report of the independent registered public accounting firm is contained in the attached Annual Report to Stockholders for the fiscal year ended September 30, 2012 and incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company’s quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

Information required by this item concerning the Company’s directors and compliance with Section 16(a) of the Act is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2013, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Pursuant to General Instruction G(3), information concerning executive officers of the Company is included in Part I, under the caption “Executive Officers of the Registrant” of this Form 10-K.

Information required by this item regarding the audit committee of the Company’s Board of Directors, including information regarding the audit committee financial expert serving on the audit committee, is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in  January 2013,  a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

Item 11.  Executive Compensation

Information required by this item concerning compensation is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2013, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2013, a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table sets forth information as of September 30, 2012 with respect to compensation plans under which shares of our common stock may be issued.

Equity Compensation Plan Information
Number of Shares
Remaining Available
for Future Issuance
	Number of Shares		Under Equity
	to be issued upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Shares
	Outstanding Options,	Outstanding Options,	Reflected in the
Plan Category	Warrants and Rights	Warrants and Rights	First Column)
Equity compensation plans approved
by stockholders	2,471,825	$13.06	9,399,868	(1)(2)
Equity compensation plans not approved
by stockholders	N/A	N/A	N/A
	2,471,825	$13.06	9,399,868

(1)This amount includes 2,206,442 restricted award shares issuable under the Company’s Restricted Stock Plans.

(2)This amount includes 2,879,926 shares associated with the 2000 Stock Option Plan and 358,767 shares associated with the 2000 Recognition and Retention Plan.  The Company intends to award all future grants of stock options and restricted stock from the 2012 Equity Incentive Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information required by this item concerning certain relationships, related transactions and director independence is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2013,  a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14.    Principal Accountant Fees and Services

Information required by this item concerning principal accountant fees and services is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2013, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)     The following is a list of documents filed as part of this report:

            (1)  Financial Statements:

The following financial statements are included under Part II, Item 8 of this Form 10-K:

1. Report of Independent Registered Public Accounting Firm.
2. Consolidated Balance Sheets as of September 30, 2012 and 2011.
3. Consolidated Statements of Income for the Years Ended September 30, 2012, 2011, and 2010.
4. Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2012, 2011, and 2010.
5. Consolidated Statements of Cash Flows for the Years Ended September 30, 2012, 2011, and 2010.
6. Notes to Consolidated Financial Statements for the Years Ended September 30, 2012, 2011, and 2010.

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

CAPITOL FEDERAL FINANCIAL, INC.

Date: November 29, 2012	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ John B. Dicus	By:	/s/ Reginald L. Robinson
	John B. Dicus, Chairman, President		Reginald L. Robinson, Director
	and Chief Executive Officer		Date: November 29, 2012
(Principal Executive Officer)
	Date: November 29, 2012	By:	/s/ Michael T. McCoy, M.D.
Michael T. McCoy, M.D., Director
By:	/s/ Kent G. Townsend		Date: November 29, 2012
Kent G. Townsend, Executive Vice President,
	Chief Financial Officer and Treasurer	By:	/s/ Marilyn S. Ward
	(Principal Financial Officer)		Marilyn S. Ward, Director
	Date: November 29, 2012		Date: November 29, 2012

By:	/s/ Jeffrey R. Thompson	By:	/s/ Tara D. Van Houweling
	Jeffrey R. Thompson, Director		Tara D. Van Houweling, First Vice President
	Date: November 29, 2012		and Reporting Director
(Principal Accounting Officer)
By:	/s/ Jeffrey M. Johnson		Date: November 29, 2012
Jeffrey M. Johnson, Director
Date: November 29, 2012

By:	/s/ Morris J. Huey II
Morris J. Huey II, Director
Date: November 29, 2012

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

10.1(iv)	Form of Change of Control Agreement with each of Natalie G. Haag and Carlton A. Ricketts
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
32

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer, and Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer

101

The following information from the Company’s Quarterly Report on Form 10-K for the fiscal year ended September 30, 2012, filed with the SEC on November 29, 2012, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at September 30, 2012 and September 30, 2011, (ii) Consolidated Statements of Operations for the fiscal years ended September 30, 2012, 2011, and 2010, (iii) Consolidated Statement of Stockholders’ Equity for the fiscal years ended September 30, 2012, 2011, and 2010, (iv) Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2012, 2011, and 2010, and (v) Notes to the Unaudited Consolidated Financial Statements ***

*No statement is provided because the computation of per share earnings can be clearly determined from the Financial Statements included in this report.

**May be obtained free of charge from the Registrant’s Investor Relations Officer by calling (785) 270-6055 or from the Registrant’s internet website at www.capfed.com.

***Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.