Form 10-Q
period 2012-12-31
Capitol Federal Financial Inc
filed 2013-02-04
CIK 1490906

UNITED STATES SECURITIES

 AND EXCHANGE COMMISSION

Washington, D.C.    20549

_________________

Form 10-Q

_________________

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

As of January 28,  2013, there were 152,124,857 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	December 31,	September 30,
	2012	2012
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $69,236 and $127,544)	$105,157	$141,705
Securities:
Available-for-sale (“AFS”) at estimated fair value (amortized cost of $1,226,591 and $1,367,925)	1,259,392	1,406,844
Held-to-maturity (“HTM”) at amortized cost (estimated fair value of $1,974,115 and $1,969,899)	1,902,228	1,887,947
Loans receivable, net (of allowance for credit losses (“ACL”) of $10,477 and $11,100)	5,640,077	5,608,083
Bank-owned life insurance (“BOLI”)	58,394	58,012
Capital stock of Federal Home Loan Bank (“FHLB”), at cost	130,784	132,971
Accrued interest receivable	24,319	26,092
Premises and equipment, net	59,587	57,766
Other real estate owned (“OREO”), net	6,259	8,047
Other assets	52,589	50,837
TOTAL ASSETS	$9,238,786	$9,378,304

LIABILITIES:
Deposits	$4,582,163	$4,550,643
Advances from FHLB, net	2,532,493	2,530,322
Repurchase agreements	365,000	365,000
Advance payments by borrowers for taxes and insurance	23,818	55,642
Income taxes payable	9,079	918
Deferred income tax liabilities, net	23,267	25,042
Accounts payable and accrued expenses	33,015	44,279
Total liabilities	7,568,835	7,571,846

STOCKHOLDERS’ EQUITY:
Preferred stock ($0.01 par value) 100,000,000 shares authorized; no shares issued or outstanding	--	--
Common stock ($0.01 par value) 1,400,000,000 shares authorized;
152,115,857 and 155,379,739 shares issued and outstanding
as of December 31, 2012 and September 30, 2012, respectively	1,521	1,554
Additional paid-in capital	1,266,918	1,292,122
Unearned compensation, Employee Stock Ownership Plan (“ESOP”)	(46,832)	(47,575)
Retained earnings	427,942	536,150
Accumulated other comprehensive income (“AOCI”), net of tax	20,402	24,207
Total stockholders’ equity	1,669,951	1,806,458
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,238,786	$9,378,304

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended
	December 31,
	2012	2011
INTEREST AND DIVIDEND INCOME:
Loans receivable	$58,467	$60,675
Mortgage-backed securities (“MBS”)	15,183	18,373
Investment securities	2,865	4,637
Capital stock of FHLB	1,128	1,091
Cash and cash equivalents	33	51
Total interest and dividend income	77,676	84,827

INTEREST EXPENSE:
FHLB advances	18,628	22,339
Deposits	9,849	12,787
Repurchase agreements	3,569	4,327
Total interest expense	32,046	39,453

NET INTEREST INCOME	45,630	45,374

PROVISION FOR CREDIT LOSSES	233	540

NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	45,397	44,834

OTHER INCOME:
Retail fees and charges	3,992	4,164
Insurance commissions	571	569
Loan fees	467	575
Income from BOLI	382	412
Other income, net	356	432
Total other income	5,768	6,152

(Continued)

	For the Three Months Ended
	December 31,
	2012	2011
OTHER EXPENSES:
Salaries and employee benefits	12,181	10,587
Occupancy	2,318	2,079
Information technology and communications	2,198	1,830
Regulatory and outside services	1,765	1,435
Deposit and loan transaction costs	1,526	1,230
Federal insurance premium	1,114	1,092
Advertising and promotional	1,032	910
Other expenses, net	2,607	2,904
Total other expenses	24,741	22,067

INCOME BEFORE INCOME TAX EXPENSE	26,424	28,919

INCOME TAX EXPENSE	8,861	10,130

NET INCOME	$17,563	$18,789

Basic earnings per share	$0.12	$0.12
Diluted earnings per share	$0.12	$0.12
Dividends declared per share	$0.78	$0.18

Basic weighted average common shares	147,882,707	161,922,633
Diluted weighted average common shares	147,882,809	161,930,727

(Concluded)

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	For the Three Months Ended
	December 31,
	2012	2011
Net income	$17,563	$18,789
Other comprehensive income, net of tax:
Changes in unrealized holding losses on AFS securities, net of
deferred income taxes of $2,313 and $115, respectively	(3,805)	(256)
Comprehensive income	$13,758	$18,533

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share data)

		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders’
	Stock	Capital	ESOP	Earnings	AOCI	Equity

Balance at October 1, 2012	$1,554	$1,292,122	$(47,575)	$536,150	$24,207	$1,806,458
Net income				17,563		17,563
Other comprehensive income, net of tax					(3,805)	(3,805)
ESOP activity, net		893	743			1,636
Restricted stock activity, net		149				149
Stock-based compensation		909				909
Repurchase of common stock	(33)	(27,155)		(11,469)		(38,657)
Dividends on common stock to
stockholders ($0.78 per share)				(114,302)		(114,302)
Balance at December 31, 2012	$1,521	$1,266,918	$(46,832)	$427,942	$20,402	$1,669,951

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended
	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,563	$18,789
Adjustments to reconcile net income to net cash provided by
operating activities:
FHLB stock dividends	(1,128)	(1,091)
Provision for credit losses	233	540
Originations of loans receivable held-for-sale (“LHFS”)	(1,364)	(1,641)
Proceeds from sales of LHFS	1,320	1,595
Amortization and accretion of premiums and discounts on securities	2,294	2,065
Depreciation and amortization of premises and equipment	1,257	1,199
Amortization of deferred amounts related to FHLB advances, net	2,171	1,842
Common stock committed to be released for allocation - ESOP	1,636	1,533
Stock-based compensation	909	53
Changes in:
Prepaid federal insurance premium	987	964
Accrued interest receivable	1,773	1,031
Other assets, net	(3,379)	70
Income taxes payable/receivable	8,848	6,998
Accounts payable and accrued expenses	(11,865)	(4,995)
Net cash provided by operating activities	21,255	28,952

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(204,142)	(273,634)
Purchase of HTM securities	(193,191)	(149,706)
Proceeds from calls, maturities and principal reductions of AFS securities	345,298	187,947
Proceeds from calls, maturities and principal reductions of HTM securities	176,794	389,366
Proceeds from the redemption of capital stock of FHLB	3,315	2,117
Purchases of capital stock of FHLB	--	(3,652)
Net increase in loans receivable	(33,926)	(77,848)
Purchases of premises and equipment	(2,118)	(1,546)
Proceeds from sales of OREO	3,430	2,330
Net cash provided by investing activities	95,460	75,374

(Continued)

	For the Three Months Ended
	December 31,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(114,302)	(28,339)
Deposits, net of withdrawals	31,520	5,971
Proceeds from borrowings	334,150	250,000
Repayments on borrowings	(334,150)	(250,000)
Change in advance payments by borrowers for taxes and insurance	(31,824)	(32,853)
Repurchase of common stock	(38,657)	--
Net cash used in financing activities	(153,263)	(55,221)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(36,548)	49,105

CASH AND CASH EQUIVALENTS:
Beginning of period	141,705	121,070
End of period	$105,157	$170,175

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$12	$3,197
Interest payments	$30,601	$38,471

(Concluded)

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

1.   Summary of Significant Accounting Policies

Basis of Presentation - The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, filed with the Securities and Exchange Commission (“SEC”).  Interim results are not necessarily indicative of results for a full year.

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

Endorsed loans - Existing loan customers, whose loans have not been sold to third parties, who have not been delinquent on their contractual loan payments during the previous 12 months and who are not currently in bankruptcy, have the opportunity, for a cash fee, to endorse their original loan terms to current loan terms being offered.  The fee assessed for endorsing the mortgage loan is deferred and amortized over the remaining life of the endorsed loan using the level-yield method and is reflected as an adjustment to interest income.  Each endorsement is examined on a loan-by-loan basis and if the new loan terms represent more than a minor change to the loan, then the unamortized balance of the pre-endorsement deferred fees and/or costs associated with the mortgage loan are recognized in interest income at the time of the endorsement.  If the endorsement of terms does not represent more than a minor change to the loan, then the unamortized balance of the pre-endorsement deferred fees and/or costs continue to be deferred.

Troubled debt restructurings (“TDRs”) - For borrowers experiencing financial difficulties, the Bank may grant a concession to the borrower.  Generally, the Bank grants a short-term payment concession to borrowers who are experiencing a temporary cash flow problem.  The most frequently used concession is to reduce the monthly payment amount for a period of 6 to 12 months, often by requiring payments of only interest and escrow during this period, resulting in an extension of the maturity date of the loan.  For more severe situations requiring long-term solutions, the Bank also offers interest rate reductions to currently-offered rates and more lengthy extensions of the maturity date.  The Bank does not forgive principal or interest nor does it commit to lend additional funds, except for the capitalization of delinquent interest and/or escrow balances not to exceed the original loan balance, to these borrowers.

Endorsed loans are classified as TDRs when certain guidelines for soft credit scores and/or estimated loan-to-value (“LTV”) ratios are not met.  These guidelines are intended to identify changes in the borrower’s credit condition since origination, signifying the borrower could be experiencing financial difficulties even though the borrower has not been delinquent on his contractual loan payment in the previous 12 months.

An aforementioned loan will be reported as a TDR until it pays off, unless it has been restructured to an interest rate equal to or greater than the rate the Bank was willing to accept at the time of the restructuring for a new loan with comparable risk, and has performed under the new terms of the restructuring agreement for at least 12 consecutive months.

During July 2012, the Office of the Comptroller of the Currency (“OCC”) provided guidance to the industry regarding loans that had been discharged under Chapter 7 bankruptcy proceedings where the borrower has not reaffirmed the debt owed to the lender.  The OCC requires that these loans be reported as TDRs, regardless of their delinquency status.  These loans will be reported as TDRs for at least four years after the Chapter 7 discharge date.

Delinquent loans - A loan is considered delinquent when payment has not been received within 30 days of its contractual due date.

Nonaccrual loans - The accrual of income on loans is discontinued when interest or principal payments are 90 days in arrears, until a nonaccrual TDR has made six consecutive monthly payments per the restructured loan terms, or for at least 12 months after the discharge date for loans discharged under Chapter 7 bankruptcy proceedings where the borrower did not reaffirm the debt.  Loans on which the accrual of income has been discontinued are designated as nonaccrual and outstanding interest previously credited beyond 90 days delinquent is reversed.  A nonaccrual loan is returned to accrual status once the contractual payments have been made to bring the loan less than 90 days past due or, in the case of a TDR, the borrower has made six consecutive payments under the restructured terms or 12 consecutive payments for loans discharged under Chapter 7 bankruptcy proceedings where the borrower did not reaffirm the debt.

Impaired loans - A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Interest income on impaired loans is recognized in the period collected unless the ultimate collection of principal is considered doubtful.  The following types of loans are reported as impaired loans: all nonaccrual loans, loans classified as substandard, loans partially charged-off, and all TDRs except those that have been restructured to an interest rate equal to or greater than the rate the Bank was willing to accept at the time of the restructuring for a new loan with comparable risk, and has performed under the new terms of the restructuring agreement for at least 12 consecutive months.

The majority of the Bank’s impaired loans are related to one- to four-family properties.  Impaired loans related to one- to four-family properties are individually evaluated for loss when the loan becomes 180 days delinquent or at any time management has knowledge of the existence of a potential loss to ensure that the carrying value of the loan is not in excess of the fair value of the collateral, less estimated selling costs.

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

For one- to four-family secured loans, losses are charged-off when the loan is generally 180 days delinquent.  Losses are based on new collateral values obtained through appraisals, less estimated costs to sell.  Anticipated private mortgage insurance (“PMI”) proceeds are taken into consideration when calculating the loss amount.  An updated appraisal is requested, at a minimum, every six months thereafter that a purchased loan remains a classified asset and every 12 months thereafter that an originated loan remains 180 days or more delinquent.  If the Bank holds the first and second mortgage, both loans are combined when evaluating whether there is a potential loss on the loan.  Charge-offs for real estate-secured loans may also occur at any time if the Bank has knowledge of the existence of a potential loss.  For all other real estate loans that are not secured by one- to four-family property, losses are charged-off when the collection of such amounts is unlikely.  When a non-real estate secured loan is 120 days delinquent, any identified losses are charged-off.

The Bank’s primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties, resulting in a loan concentration in residential mortgage loans.  The Bank has a concentration of loans secured by residential property located in Kansas and Missouri.  Based on the composition of the Bank’s loan portfolio, the primary risk characteristics inherent in the one- to four-family and consumer loan portfolios are a decline in economic conditions, elevated levels of unemployment or underemployment, and declines in residential real estate values. Any one or a combination of these events may adversely affect borrowers’ ability to repay their loans, resulting in increased delinquencies, non-performing assets, loan losses, and future loan loss provisions.  Although the multi-family and commercial loan portfolio is subject to the same risk of declines in economic conditions, the primary risk characteristics inherent in this portfolio include the ability of the borrower to sustain sufficient cash flows from leases and to control expenses to satisfy their contractual debt payments, and/or the ability to utilize personal and/or business resources to pay their contractual debt payments if the cash flows are not sufficient.  Additionally, if the Bank were to repossess the secured collateral of a multi-family or commercial loan, the pool of potential buyers is limited more than that for a residential property.  Therefore, the Bank could hold the property for an extended period of time and/or potentially be forced to sell at a discounted price, resulting in additional losses.

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

Qualitative loss factors are applied to each loan category in the formula analysis model.  The qualitative factors for the one- to four-family and consumer loan portfolios are: unemployment rate trends; collateral value trends; credit score trends; and delinquent loan trends.  The qualitative factors for the multi-family and commercial loan portfolio are: unemployment rate trends; credit score trends; delinquent loan trends and other factors related to the higher risk level for this loan category.  As loans are classified or become delinquent, the qualitative loss factors increase.  Additionally, TDRs that have not been partially charged-off are included in a category within the formula analysis model with an overall higher qualitative loss factor than corresponding performing loans, for the life of the loan.  The qualitative factors were derived by management based on a review of the historical performance of the respective loan portfolios and consideration of current economic conditions and their likely impact to the loan portfolio.

Management utilizes the formula analysis, along with analyzing several other factors, when evaluating the adequacy of the ACL.  Such factors include the trend and composition of delinquent loans, results of foreclosed property and short sale transactions, charge-off trends, the current status and trends of local and national economies (particularly levels of unemployment), trends and current conditions in the real estate and housing markets, and loan portfolio growth and concentrations.  Since the Bank’s loan portfolio is primarily concentrated in one- to four-family real estate, management monitors residential real estate market value trends in the Bank’s local market areas and geographic sections of the U.S. by reference to various industry and market reports, economic releases and surveys, and management’s general and specific knowledge of the real estate markets in which the Bank lends, in order to determine what impact, if any, such trends may have on the level of ACL.  Reviewing these factors assists management in evaluating the overall credit quality of the loan portfolio and the reasonableness of the ACL on an ongoing basis, and whether changes need to be made to the Bank’s ACL methodology.  Management seeks to apply the ACL methodology in a consistent manner; however, the methodology can be modified in response to changing conditions.

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

Recent Accounting Pronouncements - In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which revises how entities present comprehensive income in their financial statements.  The ASU requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  In a continuous statement of comprehensive income, an entity would be required to present the components of the income statement as presented today, along with the components of other comprehensive income.  In the two-statement approach, an entity would be required to present a statement that is consistent with the income statement format used today, along with a second statement, which would immediately follow the income statement, that would include the components of other comprehensive income.  The ASU does not change the items that an entity must report in other comprehensive income.  ASU 2011-05 was effective October 1, 2012 for the Company.  The Company elected the two-statement approach upon adoption on October 1, 2012 and applied the ASU retrospectively for all periods presented in the financial statements.

2.   Earnings Per Share

The Company accounts for the shares acquired by its ESOP and the shares awarded pursuant to its restricted stock benefit plans in accordance with Accounting Standard Codification (“ASC”) 260, which requires that unvested restricted stock awards be treated as participating securities in the computation of earnings per share pursuant to the two-class method as they contain nonforfeitable rights to dividends.  The two-class method is an earnings allocation that determines earnings per share for each class of common stock and participating security.  Shares acquired by the ESOP are not considered in the basic average shares outstanding until the shares are committed for allocation or vested to an employee’s individual account.

	For the Three Months Ended
	December 31,
	2012	2011
	(Dollars in thousands, except per share data)
Net income	$17,563	$18,789
Income allocated to participating securities (unvested restricted stock)	(60)	--
Net income available to common stockholders	17,503	18,789

Average common shares outstanding	147,881,207	161,921,133
Average committed ESOP shares outstanding	1,500	1,500
Total basic average common shares outstanding	147,882,707	161,922,633

Effect of dilutive restricted stock	--	4,351
Effect of dilutive stock options	102	3,743

Total diluted average common shares outstanding	147,882,809	161,930,727

Net earnings per share:
Basic	$0.12	$0.12
Diluted	$0.12	$0.12

Antidilutive stock options and restricted stock, excluded
from the diluted average common shares
outstanding calculation	2,471,473	897,136

3.   Securities

The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS and HTM securities at December 31, 2012 and September 30, 2012.  The majority of the MBS and investment portfolios are composed of securities issued by U.S. government-sponsored enterprises (“GSEs”).

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$762,673	$3,401	$545	$765,529
MBS	459,706	30,314	1	490,019
Trust preferred securities	2,900	--	436	2,464
Municipal bonds	1,312	68	--	1,380
	1,226,591	33,783	982	1,259,392
HTM:
MBS	1,834,168	71,384	1,123	1,904,429
Municipal bonds	43,067	1,549	6	44,610
GSE debentures	24,993	83	--	25,076
	1,902,228	73,016	1,129	1,974,115
	$3,128,819	$106,799	$2,111	$3,233,507

	September 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$857,409	$4,317	$2	$861,724
MBS	505,169	35,137	--	540,306
Municipal bonds	2,435	81	--	2,516
Trust preferred securities	2,912	--	614	2,298
	1,367,925	39,535	616	1,406,844
HTM:
MBS	1,792,636	79,883	--	1,872,519
GSE debentures	49,977	247	--	50,224
Municipal bonds	45,334	1,822	--	47,156
	1,887,947	81,952	--	1,969,899
	$3,255,872	$121,487	$616	$3,376,743

The following tables summarize the estimated fair value and gross unrealized losses of those securities on which an unrealized loss at December 31, 2012 and September 30, 2012 was reported and the continuous unrealized loss position for at least 12 months or less than 12 months as of December 31, 2012 and September 30, 2012.

	December 31, 2012
	Less Than			Equal to or Greater
	12 Months			Than 12 Months
		Estimated	Unrealized		Estimated	Unrealized
	Count	Fair Value	Losses	Count	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	6	$138,605	$545	--	$--	$--
MBS	1	37	1	--	--	--
Trust preferred securities	--	--	--	1	2,464	436
	7	$138,642	$546	1	$2,464	$436

HTM:
MBS	9	$188,944	$1,123	--	$--	$--
Municipal bonds	2	977	6	--	--	--
GSE debentures	--	--	--	--	--	--
	11	$189,921	$1,129	--	$--	$--

September 30, 2012
	Less Than			Equal to or Greater
	12 Months			Than 12 Months
		Estimated	Unrealized		Estimated	Unrealized
	Count	Fair Value	Losses	Count	Fair Value	Losses
(Dollars in thousands)
AFS:
GSE debentures	2	$42,733	$2	--	$--	$--
MBS	--	--	--	--	--	--
Trust preferred securities	--	--	--	1	2,298	614
	2	$42,733	$2	1	$2,298	$614

HTM:
MBS	--	$--	$--	--	$--	$--
Municipal bonds	--	--	--	--	--	--
GSE debentures	--	--	--	--	--	--
	--	$--	$--	--	$--	$--

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

The unrealized losses at December 31, 2012 are primarily a result of increases in market yields from the time of purchase.  In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase.  Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired.  Additionally, the impairment is also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities, nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity.  The unrealized losses at September 30, 2012 are primarily a result of a decrease in the credit rating of the Bank’s trust preferred security since the time of purchase.  Management reviews the underlying cash flows of this security on a quarterly basis.  As of December 31, 2012 and September 30, 2012, the analysis indicated the present value of future expected cash flows are adequate to recover the entire amortized cost.  Management neither intends to sell this security, nor is it more likely than not that the Company will be required to sell the security before the recovery of the remaining amortized cost amount, which could be at maturity.  As a result of the analysis discussed above, management does not believe any other-than-temporary impairments exist at December 31, 2012, nor did any at September 30, 2012.

The amortized cost and estimated fair value of securities by remaining contractual maturity without consideration for call features or pre-refunding dates as of December 31, 2012 are shown below.  Actual maturities of MBS may differ from contractual maturities because borrowers have the right to prepay obligations, generally without penalties.  As of December 31, 2012, the amortized cost of the securities in our portfolio which are callable or have pre-refunding dates within one year totaled $598.9 million.  Maturities of MBS depend on the repayment characteristics and experience of the underlying financial instruments.  Issuers of certain investment securities have the right to call and prepay obligations with or without prepayment penalties.

	AFS		HTM
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
One year or less	$191	$195	$5,136	$5,181
One year through five years	639,588	643,338	54,557	55,836
Five years through ten years	267,606	278,305	390,391	404,936
Ten years and thereafter	319,206	337,554	1,452,144	1,508,162
	$1,226,591	$1,259,392	$1,902,228	$1,974,115

The following table presents the carrying value of the MBS in our portfolio by issuer as of the dates indicated.

	December 31, 2012	September 30, 2012
	(Dollars in thousands)
Federal National Mortgage Association (“FNMA”)	$1,358,418	$1,324,293
Federal Home Loan Mortgage Corporation (“FHLMC”)	789,337	824,197
Government National Mortgage Association	176,124	183,778
Private Issuer	308	674
	$2,324,187	$2,332,942

The following table presents the taxable and non-taxable components of interest income on investment securities for the time periods indicated.

	For the Three Months Ended
	December 31,
	2012	2011
	(Dollars in thousands)
Taxable	$2,539	$4,196
Non-taxable	326	441
	$2,865	$4,637

The following table summarizes the amortized cost and estimated fair value of securities pledged as collateral as of the dates indicated.

	December 31, 2012		September 30, 2012
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Repurchase agreements	$400,529	$426,106	$400,827	$427,864
Public unit deposits	217,839	228,423	219,913	232,514
Federal Reserve Bank	45,952	48,053	49,472	52,122
	$664,320	$702,582	$670,212	$712,500

4.   Loans Receivable and Allowance for Credit Losses

Loans receivable, net at December 31, 2012 and September 30, 2012 is summarized as follows:

	December 31, 2012	September 30, 2012
	(Dollars in thousands)
Real estate loans:
One- to four-family	$5,429,556	$5,392,429
Multi-family and commercial	46,815	48,623
Construction	60,975	52,254
Total real estate loans	5,537,346	5,493,306

Consumer loans:
Home equity	144,121	149,321
Other	6,426	6,529
Total consumer loans	150,547	155,850

Total loans receivable	5,687,893	5,649,156

Less:
Undisbursed loan funds	30,843	22,874
ACL	10,477	11,100
Discounts/unearned loan fees	21,864	21,468
Premiums/deferred costs	(15,368)	(14,369)
	$5,640,077	$5,608,083

Lending Practices and Underwriting Standards  - Originating and purchasing loans secured by one- to four-family residential properties is the Bank’s primary lending business, resulting in a loan concentration in residential first mortgage loans.  The Bank purchases one- to four-family loans, on a loan-by-loan basis, from a select group of correspondent lenders located generally throughout the central, eastern, and southern United States.  As a result of originating loans in our branches, along with the correspondent lenders in our local markets, the Bank has a concentration of loans secured by real property located in Kansas and Missouri.  Additionally, the Bank periodically purchases whole one- to four-family loans in bulk packages from nationwide and correspondent lenders.  The Bank also makes consumer loans, construction loans secured by residential or commercial properties, and real estate loans secured by multi-family dwellings.

One- to four-family loans - One- to four-family loans are underwritten manually or by using an internal loan origination auto-underwriting method.  The method closely resembles the Bank’s manual underwriting standards which are generally in accordance with FHLMC and FNMA manual underwriting guidelines.  The method includes, but is not limited to, an emphasis on credit scoring, qualifying ratios reflecting the applicant’s ability to repay, asset reserves, LTV ratio, property, and occupancy type.  Full documentation to support the applicant’s credit, income, and sufficient funds to cover all applicable fees and reserves at closing are required on all loans.  Loans that do not meet the automated underwriting standards are referred to a staff underwriter for manual underwriting.  Properties securing one- to four-family loans are appraised by either staff appraisers or fee appraisers, both of which are independent of the loan origination function.

The underwriting standards for loans purchased from correspondent and nationwide lenders are generally similar to the Bank’s internal underwriting standards.  The underwriting of correspondent loans is generally performed by the Bank’s underwriters.  Before committing to a bulk loan purchase, the Bank’s Chief Lending Officer or Secondary Marketing Manager reviews specific criteria such as loan amount, credit scores, LTV ratios, geographic location, and debt ratios of each loan in the pool.  If the specific criteria do not meet the Bank’s underwriting standards and compensating factors are not sufficient, then a loan will be removed from the population.  Before the bulk loan purchase is funded, an internal Bank underwriter or a third party reviews at least 25% of the loan files to confirm loan terms, credit scores, debt service ratios, property appraisals, and other underwriting related documentation.  For the tables within Note 4, correspondent loans are included with originated loans, and bulk loan purchases are reported as purchased loans.

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

Multi-family and commercial loans - The Bank’s multi-family and commercial real estate loans are originated by the Bank or are in participation with a lead bank.  These loans are granted based on the income producing potential of the property and the financial strength of the borrower.  At the time of origination, LTV ratios on multi-family and commercial real estate loans cannot exceed 80% of the appraised value of the property securing the loans.  The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt at the time of origination.  The Bank generally requires personal guarantees of the borrowers covering a portion of the debt in addition to the security property as collateral for these loans.  Appraisals on properties securing these loans are performed by independent state certified fee appraisers.

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

The underwriting standards for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan.  Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security in relation to the proposed loan amount.

Credit quality indicators – Based on the Bank’s lending emphasis and underwriting standards, management has segmented the loan portfolio into three segments: 1) one- to four-family loans; 2) consumer loans; and 3) multi-family and commercial loans.  The one- to four-family and consumer segments are further grouped into classes for purposes of providing disaggregated information about the credit quality of the loan portfolio.  The classes are:  one- to four-family loans – originated, one- to four-family loans – purchased, consumer loans – home equity, and consumer loans – other.

The Bank’s primary credit quality indicators for the one- to four-family loan and consumer – home equity loan portfolios are delinquency status, asset classifications, LTV ratios and borrower credit scores.  The Bank’s primary credit quality indicators for the multi-family and commercial loan and consumer – other loan portfolios are delinquency status and asset classifications.

The following table presents the recorded investment of loans, defined as the unpaid principal balance of a loan (net of unadvanced funds related to loans in process and charge-offs) inclusive of unearned loan fees and deferred costs, of the Company's loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, total current loans, and the total loans receivable balance at December 31, 2012 and September 30, 2012, by class.  In the formula analysis model, delinquent loans not individually evaluated for impairment are assigned a higher loss factor than corresponding performing loans.  At December 31, 2012 and September 30, 2012, all loans in the 90 or more days delinquent were on nonaccrual status.  In addition to loans 90 or more days delinquent, the Bank also had $8.3 million and $10.0 million of originated loan TDRs classified as nonaccrual at December 31, 2012 and September 30, 2012, respectively, as well as  $1.4 million and $2.4 million of purchased loan TDRs classified as nonaccrual at December 31, 2012 and September 30, 2012, respectively, as required by the OCC Call Report requirements.  Of these amounts, $7.9 million and $11.2 million were current at December 31, 2012 and September 30, 2012, respectively.  At December 31, 2012 and September 30, 2012,  loans with unpaid principal amounts totaling $28.7 million and $31.8 million, respectively, were on nonaccrual status.

	December 31, 2012
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family loans - originated	$15,384	$8,196	$23,580	$4,655,885	$4,679,465
One- to four-family loans - purchased	6,687	10,475	17,162	742,663	759,825
Multi-family and commercial loans	--	--	--	60,717	60,717
Consumer - home equity	966	357	1,323	142,798	144,121
Consumer - other	188	76	264	6,162	6,426
	$23,225	$19,104	$42,329	$5,608,225	$5,650,554

	September 30, 2012
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment

	(Dollars in thousands)
One- to four-family loans - originated	$14,902	$8,602	$23,504	$4,590,194	$4,613,698
One- to four-family loans - purchased	7,788	10,530	18,318	771,755	790,073
Multi-family and commercial loans	--	--	--	59,562	59,562
Consumer - home equity	521	369	890	148,431	149,321
Consumer - other	106	27	133	6,396	6,529
	$23,317	$19,528	$42,845	$5,576,338	$5,619,183

In accordance with the Bank’s asset classification policy, management regularly reviews the problem loans in the Bank's portfolio to determine whether any assets require classification.  Loan classifications, other than pass loans, are defined as follows:

•

Special mention - These loans are performing loans on which known information about the collateral pledged or the possible credit problems of the borrower(s) have caused management to have doubts as to the ability of the borrower(s) to comply with present loan repayment terms and which may result in the future inclusion of such loans in the non-performing loan categories.

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

The following tables set forth the recorded investment in loans classified as special mention or substandard at December 31, 2012 and September 30, 2012, by class.  At December 31, 2012 and September 30, 2012, there were no loans classified as doubtful or loss that were not fully charged-off.

	December 31, 2012		September 30, 2012
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family - originated	$32,986	$25,866	$36,055	$23,153
One- to four-family - purchased	1,993	15,440	2,829	14,538
Multi-family and commercial	2,612	--	2,578	--
Consumer - home equity	126	935	413	815
Consumer - other	--	87	--	39
	$37,717	$42,328	$41,875	$38,545

The following table shows the weighted average LTV and credit score information for originated and purchased one- to four-family loans and originated consumer home equity loans at December 31, 2012 and September 30, 2012.  Borrower credit scores are intended to provide an indication as to the likelihood that a borrower will repay their debts.  Credit scores are typically updated in the last month of the quarter and are obtained from a nationally recognized consumer rating agency.  The LTV ratios provide an estimate of the extent to which the Bank may incur a loss on any given loan that may go into foreclosure.  The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent bank appraisal or broker price opinions (“BPO”), if available.  In most cases, the most recent appraisal was obtained at the time of origination.

	December 31, 2012		September 30, 2012
	Weighted Average		Weighted Average
	Credit Score	LTV	Credit Score	LTV
One- to four-family - originated	763	65%	763	65%
One- to four-family - purchased	748	67	749	67
Consumer - home equity	746	19	747	19
	761	64%	761	64%

Troubled Debt Restructurings  - The following table presents the recorded investment prior to restructuring and immediately after restructuring for all loans restructured during the three months ended December 31, 2012 and 2011.  This table does not reflect the recorded investment at the end of the periods indicated.  The increase in the recorded investment at the time of the restructuring was generally due to the capitalization of delinquent amounts due.

	For the Three Months Ended
	December 31, 2012
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family loans - originated	55	$12,578	$12,650
One- to four-family loans - purchased	2	555	598
Multi-family and commercial loans	2	82	79
Consumer - home equity	3	80	80
Consumer - other	--	--	--
	62	$13,295	$13,407

	For the Three Months Ended
	December 31, 2011
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family loans - originated	70	$10,331	$10,370
One- to four-family loans - purchased	--	--	--
Multi-family and commercial loans	--	--	--
Consumer - home equity	1	--	10
Consumer - other	--	--	--
	71	$10,331	$10,380

The following table provides information on TDRs restructured within the 12 month period prior to the end of the periods presented that became delinquent during the three months ended December 31, 2012 and 2011.

	For the Three Months Ended
	December 31, 2012		December 31, 2011
	Number		Number
	of	Recorded	of	Recorded
	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
One- to four-family loans - originated	6	$405	1	$76
One- to four-family loans - purchased	1	47	1	401
Multi-family and commercial loans	--	--	--	--
Consumer - home equity	1	2	--	--
Consumer - other	--	--	--	--
	8	$454	2	$477

Impaired loans – The following is a summary of information pertaining to impaired loans by class as of December 31, 2012 and September 30, 2012.

	December 31, 2012			September 30, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	ACL	Investment	Balance	ACL
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$7,141	$7,161	$--	$10,729	$10,765	$--
One- to four-family - purchased	15,195	15,069	--	15,340	15,216	--
Multi-family and commercial	--	--	--	--	--	--
Consumer - home equity	508	506	--	882	881	--
Consumer - other	45	45	--	27	27	--
	22,889	22,781	--	26,978	26,889	--
With an allowance recorded
One- to four-family - originated	43,718	43,886	291	41,125	41,293	268
One- to four-family - purchased	2,354	2,323	99	2,028	2,016	54
Multi-family and commercial	79	81	3	--	--	--
Consumer - home equity	538	538	42	307	307	52
Consumer - other	42	42	1	12	12	1
	46,731	46,870	436	43,472	43,628	375
Total
One- to four-family - originated	50,859	51,047	291	51,854	52,058	268
One- to four-family - purchased	17,549	17,392	99	17,368	17,232	54
Multi-family and commercial	79	81	3	--	--	--
Consumer - home equity	1,046	1,044	42	1,189	1,188	52
Consumer - other	87	87	1	39	39	1
	$69,620	$69,651	$436	$70,450	$70,517	$375

The following is a summary of information pertaining to impaired loans by class for the three months ended December 31, 2012 and 2011.

	For the Three Months Ended		For the Three Months Ended
	December 31, 2012		December 31, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$8,935	$46	$48,051	$385
One- to four-family - purchased	15,267	46	6,812	25
Multi-family and commercial	--	--	558	9
Consumer - home equity	695	6	526	5
Consumer - other	36	--	7	--
	24,933	98	55,954	424
With an allowance recorded
One- to four-family - originated	42,421	433	3,001	25
One- to four-family - purchased	2,191	17	13,097	30
Multi-family and commercial	40	1	--	--
Consumer - home equity	423	5	187	1
Consumer - other	27	--	--	--
	45,102	456	16,285	56
Total
One- to four-family - originated	51,356	479	51,052	410
One- to four-family - purchased	17,458	63	19,909	55
Multi-family and commercial	40	1	558	9
Consumer - home equity	1,118	11	713	6
Consumer - other	63	--	7	--
	$70,035	$554	$72,239	$480

Allowance for credit losses - The following is a summary of the activity in the ACL by segment and the ending balance of the ACL based on the Company’s impairment methodology for and at the beginning and end of the periods presented.  Net charge-offs during the current quarter were $856 thousand, of which $369 thousand related to loans that were previously discharged under Chapter 7 bankruptcy that must be, in accordance with OCC regulations, evaluated for collateral value loss, even if they are current.

	For the Three Months Ended December 31, 2012
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$6,074	$4,453	$10,527	$219	$354	$11,100
Charge-offs	(219)	(532)	(751)	--	(115)	(866)
Recoveries	--	--	--	--	10	10
Provision for credit losses	(216)	369	153	(18)	98	233
Ending balance	$5,639	$4,290	$9,929	$201	$347	$10,477

Ratio of net charge-offs during the period to average loans outstanding during the period						0.02%
Ratio of net charge-offs during the period to average non-performing assets during the period						2.29%

	For the Three Months Ended December 31, 2011
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$4,915	$9,901	$14,816	$254	$395	$15,465
Charge-offs	(90)	(304)	(394)	--	(6)	(400)
Recoveries	--	--	--	--	--	--
Provision for credit losses	96	745	841	(171)	(130)	540
Ending balance	$4,921	$10,342	$15,263	$83	$259	$15,605

Ratio of net charge-offs during the period to average loans outstanding during the period						0.01%
Ratio of net charge-offs during the period to average non-performing assets during the period						1.03%

The following is a summary of the loan portfolio and related ACL balances at December 31, 2012 and September 30, 2012 by loan portfolio segment disaggregated by the Company’s impairment method.  There was no ACL for loans individually evaluated for impairment at December 31, 2012 or September 30, 2012, as all potential losses were charged-off.

	December 31, 2012
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment of loans
collectively evaluated for impairment	$4,672,011	$744,630	$5,416,641	$60,717	$149,976	$5,627,334
Recorded investment of loans
individually evaluated for impairment	7,454	15,195	22,649	--	571	23,220
	$4,679,465	$759,825	$5,439,290	$60,717	$150,547	$5,650,554
ACL for loans collectively evaluated
for impairment	$5,639	$4,290	$9,929	$201	$347	$10,477

	September 30, 2012
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment of loans
collectively evaluated for impairment	$4,602,969	$774,734	$5,377,703	$59,562	$154,940	$5,592,205
Recorded investment of loans
individually evaluated for impairment	10,729	15,339	26,068	--	910	26,978
	$4,613,698	$790,073	$5,403,771	$59,562	$155,850	$5,619,183
ACL for loans collectively evaluated
for impairment	$6,074	$4,453	$10,527	$219	$354	$11,100

As noted above, the Bank has a loan concentration in residential first mortgage loans.  Declines in residential real estate values could adversely impact the property used as collateral for the Bank’s loans.  Adverse changes in the economic conditions and increasing unemployment rates may have a negative effect on the ability of the Bank’s borrowers to make timely loan payments, which would likely increase delinquencies and have an adverse impact on the Bank’s earnings.  Further increases in delinquencies would decrease interest income on loans receivable and would likely adversely impact the Bank’s loan loss experience, resulting in an increase in the Bank’s ACL and provision for credit losses.  Although management believes the ACL was at a level adequate to absorb inherent losses in the loan portfolio at December 31, 2012, the level of the ACL remains an estimate that is subject to significant judgment and short-term changes.  Additions to the ACL may be necessary if future economic and other conditions worsen substantially from the current environment.

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

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures.  The Company did not have any liabilities that were measured at fair value at December 31, 2012 or September 30, 2012.  The Company’s AFS securities are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as OREO and loans individually evaluated for impairment.  These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.

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

AFS Securities - The Company’s AFS securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders’ equity.  The majority of the securities within the AFS portfolio are issued by U.S. GSEs. The Company’s major security types based on the nature and risks of the securities are:

•

GSE Debentures – Estimated fair values are based on a discounted cash flow method.  Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for similar securities (Level 2).

•

Municipal Bonds – Estimated fair values are based on a discounted cash flow method.  Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for securities with similar credit profiles (Level 2).

•

Trust Preferred Securities – Estimated fair values are based on a discounted cash flow method.  Cash flows are determined by taking prepayment and underlying credit considerations into account.  The discount rates are derived from secondary trades and bid/offer prices (Level 3).

•

MBS – Estimated fair values are based on a discounted cash flow method.  Cash flows are determined based on prepayment projections of the underlying mortgages and are discounted using current market yields for benchmark securities (Level 2).

The following table provides the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a recurring basis, which consists of AFS securities, at December 31, 2012 and September 30, 2012.

	December 31, 2012
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3) (1)
	(Dollars in thousands)
AFS Securities:
GSE debentures	$765,529	$--	$765,529	$--
MBS	490,019	--	490,019	--
Trust preferred securities	2,464	--	--	2,464
Municipal bonds	1,380	--	1,380	--
	$1,259,392	$--	$1,256,928	$2,464

	September 30, 2012
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3) (2)
	(Dollars in thousands)
AFS Securities:
GSE debentures	$861,724	$--	$861,724	$--
MBS	540,306	--	540,306	--
Municipal bonds	2,516	--	2,516	--
Trust preferred securities	2,298	--	--	2,298
	$1,406,844	$--	$1,404,546	$2,298

(1)

The Company’s Level 3 AFS securities had no activity from September 30, 2012 to December 31, 2012, except for principal repayments of $23 thousand and reductions in net unrealized losses recognized in other comprehensive income.  Reductions in net unrealized losses included in other comprehensive income for the quarter ended December 31, 2012 were $111 thousand.

(2)

The Company’s Level 3 AFS securities had no activity from September 30, 2011 to September 30, 2012, except for principal repayments of $996 thousand and reductions in net unrealized losses recognized in other comprehensive income.  Reductions of net unrealized losses included in other comprehensive income for the year ended September 30, 2012 were $78 thousand.

The following is a description of valuation methodologies used for significant assets measured at fair value on a non-recurring basis.

Loans Receivable - The unpaid principal balance of loans individually evaluated for impairment at December 31, 2012 and September 30, 2012 was $23.1 million and $26.9 million, respectively.  Substantially all of these loans were secured by residential real estate and were individually evaluated to ensure that the carrying value of the loan was not in excess of the fair value of the collateral, less estimated selling costs.  Fair values were estimated through current appraisals, BPOs, or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  Based on this evaluation, the Bank charged-off any loss amounts at December 31, 2012 and September 30, 2012; therefore there was no ACL related to these loans.

OREO - OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower-of-cost or fair value.  Fair value is estimated through current appraisals or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  The fair value of OREO at December 31, 2012 and September 30, 2012 was $6.3 million and $8.0 million, respectively.

The following table provides the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at December 31, 2012 and September 30, 2012.

	December 31, 2012
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Loans individually evaluated for impairment	$23,115	$--	$--	$23,115
OREO	6,259	--	--	6,259
	$29,374	$--	$--	$29,374

	September 30, 2012
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Loans individually evaluated for impairment	$26,890	$--	$--	$26,890
OREO	8,047	--	--	8,047
	$34,937	$--	$--	$34,937

Fair Value Disclosures - The Company determined estimated fair value amounts using available market information and from a variety of valuation methodologies.  However, considerable judgment is required to interpret market data to develop the estimates of fair value.  Accordingly, the estimates presented are not necessarily indicative of the amount the Company could realize in a current market exchange.  The use of different market assumptions and estimation methodologies may have a material impact on the estimated fair value amounts.  The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2012 and September 30, 2012.

The carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2012 and September 30, 2012 were as follows:

	December 31, 2012		September 30, 2012
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$105,157	$105,157	$141,705	$141,705
HTM securities	1,902,228	1,974,115	1,887,947	1,969,899
Loans receivable	5,640,077	5,996,716	5,608,083	5,978,872
BOLI	58,394	58,394	58,012	58,012
Capital stock of FHLB	130,784	130,784	132,971	132,971
Liabilities:
Deposits	4,582,163	4,633,035	4,550,643	4,607,732
Advances from FHLB	2,532,493	2,686,396	2,530,322	2,701,142
Repurchase agreements	365,000	385,555	365,000	388,761

The following methods and assumptions were used to estimate the fair value of the financial instruments:

Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents are considered to approximate their fair value due to the nature of the financial asset. (Level 1)

HTM Securities - Estimated fair values of securities are based on one of three methods:  1) quoted market prices where available, 2) quoted market prices for similar instruments if quoted market prices are not available, 3) unobservable data that represents the Bank’s assumptions about items that market participants would consider in determining fair value where no market data is available.  HTM securities are carried at amortized cost. (Level 2)

Loans Receivable - The fair value of one- to four-family mortgages and home equity loans are generally estimated using the present value of expected future cash flows, assuming future prepayments and using discount factors determined by prices obtained from securitization markets, less a discount for the cost of servicing and lack of liquidity. The estimated fair value of the Bank’s multi-family and consumer loans are based on the expected future cash flows assuming future prepayments and discount factors based on current offering rates. (Level 3)

BOLI - The carrying value of BOLI is considered to approximate its fair value due to the nature of the financial asset. (Level 1)

Capital Stock of FHLB -  The carrying value and estimated fair value of FHLB stock equals cost, which is based on redemption at par value. (Level 1)

Deposits - The estimated fair value of demand deposits, savings and money market accounts is the amount payable on demand at the reporting date.  The estimated fair value of these deposits at December 31, 2012 and September 30, 2012 was $2.06 billion and $1.98 billion, respectively. (Level 1)  The fair value of certificates of deposit is estimated by discounting future cash flows using current LIBOR rates.  The estimated fair value of certificates of deposit at December 31, 2012 and September 30, 2012 was $2.57 billion and $2.63 billion, respectively. (Level 2)

Advances from FHLB and Repurchase Agreements - The fair value of fixed-maturity borrowed funds is estimated by discounting estimated future cash flows using currently offered rates. (Level 2)

6.   Subsequent Events

In preparing these financial statements, management has evaluated events occurring subsequent to December 31, 2012, for potential recognition and disclosure.  There have been no material events or transactions which would require adjustments to the consolidated financial statements at December 31, 2012.

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

These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control.  The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our future results to differ materially from the plans, objectives, goals, expectations, anticipations, estimates and intentions expressed in the forward-looking statements:

•	our ability to continue to maintain overhead costs at reasonable levels;
•	our ability to continue to originate a significant volume of one- to four-family mortgage loans in our market areas or to purchase loans through correspondents;
•	our ability to invest funds in wholesale or secondary markets at favorable yields as compared to the related funding source;
•	our ability to access cost-effective funding;
•

the future earnings and capital levels of the Bank and the continued non-objection by our primary federal banking regulators, to the extent required, to distribute capital from the Bank to the Company, which could affect the ability of the Company to pay dividends in accordance with its dividend policy;

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
•

the impact of changes in financial services laws and regulations, including laws concerning taxes, banking, securities, consumer protection and insurance and the impact of other governmental initiatives affecting the financial services industry;

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

The following discussion and analysis is intended to assist in understanding the financial condition, results of operations, liquidity and capital resources of the Company.  It should be read in conjunction with the consolidated financial statements and notes presented in this report.  The discussion includes comments relating to the Bank, since the Bank is wholly-owned by the Company and comprises the majority of its assets and is the principal source of income for the Company.  This discussion and analysis should be read in conjunction with management’s discussion and analysis included in the Company’s 2012 Annual Report on Form 10-K filed with the SEC.

Executive Summary

The following summary should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations in its entirety.

We have been, and intend to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve.  We attract retail deposits from the general public and invest those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences.  To a lesser extent, we also originate consumer loans, loans secured by first mortgages on non-owner-occupied one- to four-family residences, multi-family and commercial real estate loans, and construction loans.  While our primary business is the origination of one- to four-family mortgage loans funded through retail deposits, we also purchase whole one- to four-family mortgage loans from correspondent and nationwide lenders, and invest in certain investment securities and MBS using funding from retail deposits, advances from FHLB, and repurchase agreements.  The Company is significantly affected by prevailing economic conditions including federal monetary and fiscal policies and federal regulation of financial institutions.  Retail deposit balances are influenced by a number of factors including interest rates paid on competing personal investment products, the level of personal income, and the personal rate of savings within our market areas.  Lending activities are influenced by the demand for housing and other loans, our loan underwriting guidelines compared to those of our competitors, as well as interest rate pricing competition from other lending institutions.  The primary sources of funds for lending activities include deposits, loan repayments, investment income, borrowings, and funds provided from operations.

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

The Federal Open Market Committee of the Federal Reserve (the “FOMC”) noted in their January 2013 statement that while growth in economic activity has paused in recent months, they believe that with appropriate policy accommodations the economy will resume expansion at a moderate pace and the level of unemployment will gradually decline.  The FOMC also noted that household spending and business fixed investment has continued to advance, and the housing sector continues to show signs of improvement.  Inflation, over the medium-term, is expected to run at or below 2% and longer-term inflationary expectations have remained stable.  The FOMC decided to continue its existing policy of reinvesting principal payments from its holdings of agency debt and agency MBS in agency MBS and continues to purchase additional longer-term Treasury securities at a pace of $45 billion per month and agency MBS at a pace of $40 billion per month.  The FOMC believes that these actions, taken together, will put downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative.  There is no stated end date to this program.  The FOMC remarked that it will continue to maintain the overnight lending rate at zero to 0.25% as long as the unemployment rate remains above 6.5%, inflation between one and two years ahead is projected to be no more than a half percentage point above the FOMC’s 2% longer-run goal, and longer-term inflation expectations continue to be well anchored.

Economic conditions in the Bank’s local market areas have a significant impact on the ability of borrowers to repay loans and the value of the collateral securing these loans.  As of December 2012, the unemployment rate was 5.4% for Kansas and 6.7% for Missouri, compared to the national average of 7.8% based on information from the Bureau of Economic Analysis.  The unemployment rate remains relatively low in our market areas, compared to the national average, due to diversified industries within our market areas, primarily in the Kansas City metropolitan statistical area, but it is higher than the historical average.  Our Kansas City market area, which comprises the largest segment of our loan portfolio and deposit base, has an average household income of approximately $79 thousand per annum, based on 2012 estimates from the American Community Survey, which is a statistical survey by the U.S. Census Bureau.  The average household income in our combined market areas is approximately $68 thousand per annum, with 92% of the population at or above the poverty level, also based on the 2012 estimates from the American Community Survey. The Federal Housing Finance Agency (“FHFA”) price index for Kansas and Missouri has not experienced significant fluctuations during the past 10 years, unlike other market areas of the United States, which indicates relative stability historically in property values in our local market areas.

Total assets decreased $139.5 million, from $9.38 billion at September 30, 2012 to $9.24 billion at December 31, 2012, due primarily to a $133.2 million decrease in the securities portfolio as a result of cash flows from the portfolio not being fully replaced.    The cash flows from this portfolio were used, in part, to pay dividends to stockholders, to repurchase stock, and to fund loan activity.

The overall performance of our loan portfolio continued to improve during the current quarter as evidenced by the decline in our loans 90 or more days delinquent or in foreclosure. Loans 90 or more days delinquent or in foreclosure decreased $429 thousand, or 2.2%, from $19.5 million at September 30, 2012 to $19.0 million at December 31, 2012.  Net loan charge-offs during the current quarter were $856 thousand compared to $677 thousand in the September 30, 2012 quarter. Of the $856 thousand of net charge-offs during the current quarter, $369 thousand related to loans that were previously discharged under Chapter 7 bankruptcy that must be, in accordance with OCC regulations, evaluated for collateral value loss, even if they are current.

Total liabilities remained relatively unchanged, decreasing $3.0 million from September 30, 2012 to $7.57 billion at December 31, 2012.  Stockholders’ equity decreased $136.5 million, from $1.81 billion at September 30, 2012 to $1.67 billion at December 31, 2012.  The decrease was due primarily to the payment of $114.3 million of dividends and the repurchase of $38.7 million of stock, partially offset by net income.

Net income for the quarter ended December 31, 2012 was $17.6 million, compared to $18.8 million for the quarter ended December 31, 2011.  The $1.2 million, or 6.5%, decrease for the current quarter as compared to the prior year quarter was due primarily to a $2.6 million, or 12.1%, increase in other expenses, partially offset by a $1.3 million, or 12.5%, decrease in income tax expense and a $307 thousand, or 56.9%, decrease in the provision for credit losses.    The net interest margin increased three basis points, from 1.98% for the prior year quarter to 2.01% for the current quarter, primarily as a result of a decrease in the cost of liabilities between the two periods.

The Bank currently expects to open one new branch in calendar year 2013.  The branch will be located in our Kansas City market area.  Management continues to consider expansion opportunities in all of our market areas.

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

Critical Accounting Policies

Our most critical accounting policies are the methodologies used to determine the ACL and fair value measurements.  These policies are important to the presentation of our financial condition and results of operations, involve a high degree of complexity, and require management to make difficult and subjective judgments that may require assumptions or estimates about highly uncertain matters.  The use of different judgments, assumptions, and estimates could cause reported results to differ materially.  These critical accounting policies and their application are reviewed at least annually by our audit committee.  For a full discussion of our critical accounting policies, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Financial Condition

Total assets decreased $139.5 million, from $9.38 billion at September 30, 2012 to $9.24 billion at December 31, 2012, due primarily to a $133.2 million decrease in the securities portfolio.  Total liabilities decreased $3.0 million to $7.57 billion at December 31, 2012.  Stockholders’ equity decreased $136.5 million, from $1.81 billion at September 30, 2012 to $1.67 billion at December 31, 2012.  The decrease in stockholders’ equity was due primarily to the payment of $114.3 million of dividends and the repurchase of $38.7 million of stock, partially offset by net income of $17.6 million.

	Balance at
	December 31,	September 30,	June 30,	March 31,	December 31,
	2012	2012	2012	2012	2011
	(Dollars in thousands)
Total assets	$9,238,786	$9,378,304	$9,420,614	$9,573,144	$9,421,040
Cash and cash equivalents	105,157	141,705	172,948	143,707	170,175
AFS securities	1,259,392	1,406,844	1,632,297	1,715,445	1,570,730
HTM securities	1,902,228	1,887,947	2,073,951	2,165,036	2,129,417
Loans receivable, net	5,640,077	5,608,083	5,209,990	5,224,178	5,224,942
Capital stock of FHLB	130,784	132,971	131,437	130,614	129,503
Deposits	4,582,163	4,550,643	4,592,437	4,657,010	4,501,144
Advances from FHLB	2,532,493	2,530,322	2,527,903	2,525,535	2,531,304
Repurchase agreements	365,000	365,000	365,000	365,000	365,000
Stockholders’ equity	1,669,951	1,806,458	1,832,858	1,912,472	1,931,309
Equity to total assets at end of period	18.1%	19.3%	19.5%	20.0%	20.5%

Loans Receivable.    The loans receivable portfolio increased $32.0 million, or at an annualized rate of 2.3%, to $5.64 billion at December 31, 2012, from $5.61 billion at September 30, 2012.    The increase in the portfolio was due primarily to an increase in one- to four-family loans resulting largely from correspondent loan purchases outpacing principal repayments during the current quarter. As of December 31, 2012, the Bank had 27 correspondent lending relationships located in 20 different states. During the current quarter, the Bank originated $122.5 million of one- to four-family loans, refinanced $109.4 million of Bank customer one- to four-family loans, and purchased $106.3 million of one- to four-family loans from correspondent lenders.

As a portfolio lender focused on delivering outstanding customer service while acquiring quality assets, our borrowers’ ability to repay has always been paramount in our business model.  While we continue to evaluate the recently issued “qualified mortgage” rules by the Consumer Financial Protection Bureau, we currently anticipate that the impact to our overall book of business will generally be minimal.

The following table presents characteristics of our loan portfolio as of December 31, 2012 and September 30, 2012. The weighted average rate of the loan portfolio decreased 11 basis points from 4.15% at September 30, 2012 to 4.04% at December 31, 2012.  The decrease in the weighted average portfolio rate was due primarily to the endorsement of loans at current market rates, as well as to the purchase and origination of loans between periods with rates less than the average rate of the existing portfolios.  Within the one- to four-family loan portfolio at December 31, 2012,  70% of the loans had a balance at origination of less than $417 thousand.

	December 31, 2012		September 30, 2012
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$5,429,556	3.99%	$5,392,429	4.10%
Multi-family and commercial	46,815	5.62	48,623	5.64
Construction	60,975	3.92	52,254	4.08
Total real estate loans	5,537,346	4.00	5,493,306	4.11

Consumer Loans:
Home equity	144,121	5.39	149,321	5.42
Other	6,426	4.62	6,529	4.77
Total consumer loans	150,547	5.36	155,850	5.39

Total loans receivable	5,687,893	4.04%	5,649,156	4.15%

Less:
Undisbursed loan funds	30,843		22,874
ACL	10,477		11,100
Discounts/unearned loan fees	21,864		21,468
Premiums/deferred costs	(15,368)		(14,369)
Total loans receivable, net	$5,640,077		$5,608,083

Included in the loan portfolio at December 31, 2012 were $129.4 million, or 2.3% of the total loan portfolio, of adjustable-rate mortgage (“ARM”) loans that were originated as interest-only.  Of these interest-only loans, $108.4 million were purchased in bulk loan packages from nationwide lenders, primarily during fiscal year 2005.  Interest-only ARM loans do not typically require principal payments during their initial term, and have initial interest-only terms of either five or 10 years.  The $108.4 million of purchased interest-only ARM loans held at December  31, 2012, had a weighted average credit score of 721 and a weighted average LTV ratio of 71% as of December 31, 2012.  At December  31, 2012, $64.4 million, or 50%, of the interest-only loans were still in their interest-only payment term and  $5.5 million, or 19% of non-performing loans, were interest-only ARMs.

The following tables present the weighted average credit score, LTV ratio, and average balance per loan for our one- to four-family loans as of the dates presented.  Credit scores are updated in the last month of the quarter and are obtained from a nationally recognized consumer rating agency.  The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent bank appraisal or BPO, if available.  In most cases, the most recent appraisal was obtained at the time of origination.

	December 31, 2012				September 30, 2012
		Credit		Average		Credit		Average
	Balance	Score	LTV	Balance	Balance	Score	LTV	Balance
	(Dollars in thousands)
Originated	$4,024,920	763	65%	$124	$4,032,581	763	65%	$124
Correspondent purchases	650,115	764	65	336	575,502	761	65	326
Bulk purchases	754,521	748	67	317	784,346	749	67	316
	$5,429,556	761	65%	$148	$5,392,429	761	65%	$147

The following table presents the rates and weighted average lives (“WAL”) in years, which reflects prepayment assumptions, of our loan portfolio as of December 31, 2012 and September 30, 2012.  The terms listed under fixed-rate one- to four-family loans represent original terms-to-maturity.  The terms listed under adjustable-rate one- to four-family loans represent initial terms-to-repricing.  Yields include the amortization of fees, costs, and premiums and discounts, all of which are considered adjustments to the yield.

	December 31, 2012			September 30, 2012
	Amount	Rate	WAL	Amount	Rate	WAL
	(Dollars in thousands)
Fixed-rate one- to four-family:
<= 15 years	$1,087,787	3.84%	2.9	$1,059,416	4.00%	2.6
> 15 years	3,176,924	4.40	4.2	3,157,909	4.53	3.6
All other fixed-rate loans	115,526	5.53	3.0	110,496	5.79	1.4	(1)
Total fixed-rate loans	4,380,237	4.29	3.8	4,327,821	4.43	3.3

Adjustable-rate one- to four-family:
<= 36 months	452,328	2.70	3.7	460,444	2.73	3.6
> 36 months	712,517	3.21	2.8	714,660	3.26	2.7
All other adjustable-rate loans	142,811	4.69	0.3	146,231	4.70	1.4	(1)
Total adjustable-rate loans	1,307,656	3.20	2.8	1,321,335	3.23	2.9
Total loans receivable	$5,687,893	4.04%	3.6	$5,649,156	4.15%	3.2

(1)	The 1.4 years presented at September 30, 2012 is for all other fixed-rate and adjustable-rate loans combined as the individual WAL for each category was not available.

The following tables present the annualized prepayment speeds of our one- to four-family loan portfolio for the quarter ended December 31, 2012, by interest rate tier.  The balances represent unpaid principal balances, excluding charge-offs, and including LIP, construction loans and non-performing loans.  The terms presented in the tables below represent the original terms for our fixed-rate one-to four-family loans, and current terms to repricing for our adjustable-rate one- to four-family loans.  Loan endorsements and refinances are considered prepayments and therefore are included in the prepayment speeds below.  During the quarter ended December 31, 2012, $6.4 million of adjustable-rate one- to four-family loans were endorsed to fixed-rate loans.  The annualized prepayment speeds are presented with and without endorsements.  Additionally, annualized prepayment speeds for our originated, correspondent purchased and bulk purchased portfolios for the quarter ended December 31, 2012, is also presented below.

	Original Term
	15 years or less			More than 15 years
		Prepayment Speed (annualized)			Prepayment Speed (annualized)
Rate	Principal	Including	Excluding	Principal	Including	Excluding
Range	Balance	Endorsements	Endorsements	Balance	Endorsements	Endorsements
		(Dollars in thousands)
<= 3.50%	$522,128	14.1%	9.9%	$507,391	15.8%	6.5%
3.51 - 3.99%	208,997	58.0	28.3	578,349	26.0	6.1
4.00 - 4.50%	115,896	55.1	27.0	1,066,783	45.3	16.3
4.51 - 4.99%	97,520	46.5	30.2	207,024	77.6	32.3
5.00 - 5.50%	103,624	35.6	26.7	525,453	60.3	29.5
5.51 - 5.99%	23,096	25.5	21.7	149,370	49.8	27.3
>= 6.00%	16,532	26.4	17.7	179,748	30.1	17.9
	$1,087,793	34.9%	20.3%	$3,214,118	43.4%	17.8%

Originated	$926,650	32.1%	19.1%	$2,795,299	42.7%	17.2%
Correspondent purchases	130,573	54.7	23.9	370,130	49.5	19.4
Bulk purchases	30,570	40.7	40.7	48,689	39.1	39.1
	$1,087,793	34.9%	20.3%	$3,214,118	43.4%	17.8%

	Current Term to Reset Term
	36 months or less			More than 36 months
		Prepayment Speed (annualized)			Prepayment Speed (annualized)
Rate	Principal	Including	Excluding	Principal	Including	Excluding
Range	Balance	Endorsements	Endorsements	Balance	Endorsements	Endorsements
	(Dollars in thousands)
<= 2.50%	$354,344	7.7%	7.7%	$43,015	15.5%	15.5%
2.51 - 2.99%	262,608	14.3	14.3	115,207	7.3	6.2
3.00 - 3.50%	93,817	27.3	24.5	109,517	23.7	14.3
3.51 - 4.49%	41,851	40.0	26.2	32,033	68.8	43.2
4.50 - 5.49%	87,030	34.0	23.4	5,012	16.2	16.2
>= 5.50%	30,117	16.4	13.2	345	0.5	0.5
	$869,767	16.3%	14.2%	$305,129	23.3%	15.7%

Originated	$155,935	36.4%	28.1%	$190,205	19.9%	17.2%
Correspondent purchases	50,881	23.8	12.3	98,901	27.7	8.5
Bulk purchases	662,951	11.2	11.2	16,023	36.8	36.8
	$869,767	16.3%	14.2%	$305,129	23.3%	15.7%

The following table summarizes the activity in the loan portfolio for the periods shown, excluding changes in loans in process, deferred fees, and ACL.  Loans that were paid-off as a result of refinances are included in repayments.  Loan endorsements are not included in the activity in the following table because a new loan is not generated at the time of the endorsement.  The endorsed balance and rate are included in the ending loan portfolio balance and rate.

	For the Three Months Ended
	December 31, 2012		September 30, 2012		June 30, 2012		March 31, 2012
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$5,649,156	4.15%	$5,256,803	4.37%	$5,275,296	4.45%	$5,282,485	4.53%
Originations and refinances:
Fixed	209,873	3.26	220,934	3.51	151,724	3.78	139,295	3.79
Adjustable	39,964	3.58	50,533	3.50	42,802	3.74	41,139	3.67
Purchases and Participations:
Fixed	88,763	3.45	90,939	3.62	34,567	3.94	31,165	4.29
Adjustable	21,434	2.70	360,463	2.49	12,722	3.00	16,426	3.07
Repayments	(318,332)		(327,972)		(256,221)		(228,203)
Principal charge-offs, net	(856)		(677)		(782)		(4,546)
Other(1)	(2,109)		(1,867)		(3,305)		(2,465)
Ending balance	$5,687,893	4.04%	$5,649,156	4.15%	$5,256,803	4.37%	$5,275,296	4.45%

(1)	“Other” consists of transfers to OREO, endorsement fees advanced and reductions in commitments.

The following table presents loan origination, refinance and purchase activity for the periods indicated, excluding endorsement activity.  Loan originations, purchases and refinances are reported together.  During the quarters ended December 31, 2012 and 2011, the Bank endorsed $253.3 million and $340.8 million, respectively, of one-to four-family loans, reducing the average rate on those loans by 107 basis points and 114 basis points, respectively.  The fixed-rate one- to four-family loans less than or equal to 15 years have a maturity at origination of less than or equal to 15 years, while fixed-rate one- to four-family loans greater than 15 years have a maturity at origination of greater than 15 years.  The adjustable-rate one- to four-family loans less than or equal to 36 months have a term to first reset of less than or equal to 36 months at origination and adjustable-rate one- to four-family loans greater than 36 months have a term to first reset of greater than 36 months at origination. Of the $231.9 million of one- to four-family loan originations and refinances for the current quarter,  77% had loan values of $417 thousand or less.  Of the $106.3 million of one- to four-family loans purchased during the current quarter,  22% had loan values of $417 thousand or less.

	For the Three Months Ended
	December 31, 2012			December 31, 2011
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-Rate:	(Dollars in thousands)
One- to four-family:
<= 15 years	$112,339	2.84%	31.2%	$113,116	3.44%	33.7%
> 15 years	181,741	3.56	50.5	110,831	4.18	33.0
Multi-family and commercial real estate	3,850	5.00	1.1	--	--	--
Home equity	456	5.97	0.1	607	7.01	0.2
Other	250	8.01	0.1	444	6.87	0.1
Total fixed-rate	298,636	3.32	83.0	224,998	3.82	67.0

Adjustable-Rate:
One- to four-family:
<= 36 months	2,069	2.25	0.6	2,759	2.57	0.8
> 36 months	42,139	2.70	11.7	75,617	3.17	22.5
Multi-family and commercial real estate	--	--	--	13,975	5.00	4.2
Home equity	16,766	4.83	4.6	17,336	4.83	5.2
Other	424	2.88	0.1	840	3.28	0.3
Total adjustable-rate	61,398	3.27	17.0	110,527	3.65	33.0

Total originations, refinances and purchases	$360,034	3.31%	100.0%	$335,525	3.77%	100.0%

Purchased and participation loans included above:
Fixed-Rate:
Correspondent - one- to four-family	$84,913	3.38%		$44,275	4.04%
Bulk - one- to four-family	--	--		392	3.25
Participations - commercial real estate	3,850	5.00		--	--
Participations - other	--	--		133	2.57
Total fixed-rate purchases/participations	88,763	3.45		44,800	4.03

Adjustable-Rate:
Correspondent - one- to four-family	21,434	2.70		19,363	3.16
Bulk - one- to four-family	--	--		19,868	3.55
Participations - commercial real estate	--	--		13,975	5.00
Total adjustable-rate purchases/participations	21,434	2.70		53,206	3.79

Total purchased/participation loans	$110,197	3.30%		$98,006	3.90%

The Bank generally prices its first mortgage loan products based on secondary market and competitor pricing.  During the current quarter, the average rate offered on the Bank’s 30-year fixed-rate one- to four-family loans, with no points paid by the borrower, was approximately 180 basis points above the average 10-year Treasury rate, while the average rate offered on the Bank’s 15-year fixed-rate one- to four-family loans was approximately 100 basis points above the average 10-year Treasury rate.

The following table presents the origination and purchase activity in our one- to four-family loan portfolio for the three months ended December 31, 2012 and 2011, excluding endorsement activity, and the LTV and credit score at the time of origination.

	For the Three Months Ended
	December 31, 2012			December 31, 2011
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originations	$122,516	75%	768	$125,192	73%	764
Refinances by Bank customers	109,425	67	771	93,233	67	774
Correspondent purchases	106,347	69	768	63,638	66	771
Bulk purchases	--	--	--	20,260	60	763
	$338,288	70%	769	$302,323	69%	769

Asset Quality – Loans and OREO

The Bank’s traditional underwriting guidelines have provided the Bank with generally low delinquencies and low levels of non-performing assets compared to national levels.  Of particular importance is the complete and full documentation required for each loan the Bank originates and purchases.  This allows the Bank to make an informed credit decision based upon a thorough assessment of the borrower’s ability to repay the loan compared to underwriting methodologies that do not require full documentation.  See additional discussion regarding underwriting standards in “Lending Practices and Underwriting Standards” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.  In the following asset quality discussion, unless otherwise noted, correspondent purchased loans are included with originated loans and bulk purchased loans are reported as purchased loans.  Management believes that it is unlikely the balances of loans 30 to 89 days delinquent, non-performing loans, and OREO will decrease significantly from their current levels, and will likely stay within a range seen during the past year.

Delinquent and non-performing loans and OREO

The following tables present the Company’s 30 to 89 day delinquent loans, non-performing loans, and OREO at the dates indicated.  Non-performing loans are loans that are 90 or more days delinquent or in foreclosure or nonaccrual loans less than 90 days delinquent, which are loans that are required to be reported as nonaccrual pursuant to OCC Call Report requirements, even if they are current.    In accordance with OCC Call Report requirements, TDRs that were either nonaccrual at the time of restructuring or did not receive a credit evaluation prior to the restructuring and have not made six consecutive monthly payments per the restructured loan terms must be reported as nonaccrual loans.  Similarly, loans that have been discharged under Chapter 7 bankruptcy proceedings where the borrower has not reaffirmed the debt owed to the lender must be reported as nonaccrual loans,  even if they are current, until the borrower has made 12 consecutive monthly payments subsequent to their discharge date.  The principal balance of loans required by the OCC to be reported as nonaccrual, even if they are current, was $9.7 million at December 31, 2012.  At all dates presented, there were no loans 90 or more days delinquent that were still accruing interest.  OREO primarily includes assets acquired in settlement of loans.  Over the past 12 months, OREO properties were owned by the Bank, on average, for approximately five months before they were sold.  Non-performing assets include non-performing loans and OREO.

	Loans Delinquent for 30 to 89 Days at:
	December 31,		September 30,		June 30,		March 31,		December 31,
	2012		2012		2012		2012		2011
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Loans 30 to 89 Days Delinquent:	(Dollars in thousands)
One- to four-family:
Originated	156	$15,182	142	$14,178	131	$13,060	118	$12,725	164	$15,770
Correspondent	2	243	3	770	7	1,598	4	709	5	2,395
Purchased	35	6,622	39	7,695	37	8,463	38	7,343	40	6,799
Consumer Loans:
Home equity	42	966	28	521	31	526	33	616	38	518
Other	10	188	16	106	13	128	20	342	12	225
	245	$23,201	228	$23,270	219	$23,775	213	$21,735	259	$25,707
30 to 89 days delinquent loans
to total loans receivable, net		0.41%		0.41%		0.46%		0.42%		0.49%

	Non-Performing Loans and OREO at:
	December 31,		September 30,		June 30,		March 31,		December 31,
	2012		2012		2012		2012		2011
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	83	$7,395	86	$7,885	92	$8,998	99	$10,545	106	$13,161
Correspondent	6	815	5	722	2	328	4	1,897	4	653
Purchased	43	10,378	43	10,447	47	11,792	49	12,485	50	14,106
Consumer Loans:
Home equity	21	357	19	369	21	505	14	327	26	520
Other	14	76	4	27	5	20	4	10	5	8
	167	19,021	157	19,450	167	21,643	170	25,264	191	28,448
Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	66	7,246	77	8,815	26	3,744	29	4,313	--	--
Correspondent	3	657	4	686	2	457	2	458	--	--
Purchased	7	1,450	10	2,405	--	--	1	324	--	--
Consumer Loans:
Home equity	17	342	22	456	--	--	1	10	--	--
Other	1	11	1	12	--	--	--	--	--	--
	94	9,706	114	12,374	28	4,201	33	5,105	--	--
Total non-performing loans	261	28,727	271	31,824	195	25,844	203	30,369	191	28,448

Non-performing loans as a percentage of total loans		0.51%		0.57%		0.50%		0.58%		0.54%

OREO:
One- to four-family:
Originated(2)	51	3,639	59	5,374	69	6,452	71	6,996	71	6,064
Correspondent	--	--	1	92	5	1,045	5	429	6	566
Purchased	7	1,188	6	1,172	5	1,007	11	2,851	11	3,040
Consumer Loans:
Home equity	2	32	1	9	1	9	2	21	2	17
Other(3)	1	1,400	1	1,400	1	1,400	1	1,502	1	1,502
	61	6,259	68	8,047	81	9,913	90	11,799	91	11,189
Total non-performing assets	322	$34,986	339	$39,871	276	$35,757	293	$42,168	282	$39,637

Non-performing assets as a percentage of total assets		0.38%		0.43%		0.38%		0.44%		0.42%

(1)

Represents loans required to be reported as nonaccrual by the OCC regardless of delinquency status.  At December 31, 2012, September 30, 2012, June 30, 2012, and March 31, 2012, this amount was comprised of $1.8 million, $1.2 million, $604 thousand, and $635 thousand, respectively, of loans that were 30 to 89 days delinquent, and $7.9 million, $11.2 million, $3.6 million, and $4.5 million, respectively, of loans that were current.

(2)	Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.
(3)	Other OREO represents a single property the Bank purchased for a potential branch site but now intends to sell.

Of the $10.4 million of purchased one- to four-family loans 90 or more days delinquent or in foreclosure as of December 31, 2012,  $9.6 million, or 92%, were originated in calendar year 2004 or 2005.  Of the $8.2 million of originated and correspondent one- to four-family loans 90 or more days delinquent or in foreclosure as of December 31, 2012,  $7.1 million, or 87%, were originated in calendar year 2007 or earlier.

The following table presents the top 12 states where the properties securing our one- to four-family loans are located and their corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and corresponding weighted average LTV ratios at December 31, 2012.  The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal,  or the most recent bank appraisal or BPO, if available.  At December 31, 2012, losses expected to be realized, after taking into consideration anticipated PMI proceeds and the costs to sell the property, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent or
	One- to Four-Family		Days Delinquent		in Foreclosure
State	Balance	% of Total	Balance	% of Total	Balance	% of Total	Average LTV
	(Dollars in thousands)
Kansas	$3,716,928	68.5%	$12,070	54.7%	$7,070	38.0%	77%
Missouri	853,017	15.7	3,533	16.0	1,140	6.1	79
California	344,269	6.3	--	--	--	--	n/a
Texas	57,594	1.1	1,043	4.7	--	--	n/a
Illinois	41,909	0.8	--	--	1,316	7.1	73
Nebraska	41,148	0.8	481	2.2	283	1.5	69
Oklahoma	33,445	0.6	306	1.4	76	0.4	49
Alabama	29,394	0.5	--	--	--	--	n/a
Florida	26,675	0.5	133	0.6	2,666	14.4	71
Minnesota	23,917	0.4	311	1.4	192	1.0	73
New York	23,397	0.4	459	2.1	940	5.1	85
Colorado	21,414	0.4	177	0.8	319	1.7	62
Other states	216,449	4.0	3,534	16.1	4,586	24.7	72
	$5,429,556	100.0%	$22,047	100.0%	$18,588	100.0%	74%

Troubled Debt Restructurings
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

Additionally, endorsed loans are classified as TDRs when certain guidelines for soft credit scores and/or estimated LTV ratios are not met.  These guidelines are intended to identify changes in the borrower’s credit condition since origination, signifying the borrower could be experiencing financial difficulties even though the borrower has not been delinquent on his contractual loan payment in the previous 12 months.  A TDR is reported as such until it pays off, unless it has been restructured to an interest rate equal to or greater than the rate the Bank was willing to accept at the time of the restructuring for a new loan with comparable risk, and has performed under the new terms of the restructuring agreement for at least 12 consecutive months.  During July 2012, the OCC provided guidance to the industry regarding loans that had been discharged under Chapter 7 bankruptcy proceedings where the borrower has not reaffirmed the debt owed to the lender.  The OCC requires that these loans be reported as TDRs, regardless of their delinquency status.  These loans will be reported as TDRs for at least four years after the Chapter 7 discharge date.

At December 31, 2012 and September 30, 2012, the Bank had TDRs with a recorded investment of $51.7 million and $52.0 million, respectively.  Of the $51.7 million of TDRs at December 31, 2012, $40.0 million were originated loans, $3.5 million were correspondent loans, and $8.2 million were bulk purchased loans.  Additionally, of the $51.7 million of TDRs at December 31, 2012, $3.7 million were 30 to 89 days delinquent and $3.3 million were 90 or more days delinquent or in foreclosure.    For additional information regarding our TDRs, see “Note 4 – Loans Receivable and Allowance for Credit Losses.”

The following table presents TDR activity, at recorded investment, during the current quarter.  Excluded from the restructuring activity in the table below is $2.9 million of loans that were restructured in the current quarter, as well as in a prior fiscal year, and are therefore already presented in the beginning balance.  Of the $2.9 million of loans, $2.8 million related to borrowers that endorsed multiple times in order to obtain a lower interest rate.

	Concession
	Granted	Loan
	by the	Endorsement
	Bank	Program	Total
	(Dollars in thousands)
Beginning balance	$31,687	$20,347	$52,034
Restructurings	5,077	4,717	9,794
Chapter 7 bankruptcy(1)	695	--	695
TDRs no longer reported as such(2)	(2,936)	(6,116)	(9,052)
Principal repayments/payoffs	(930)	(351)	(1,281)
Charge-offs	(533)	--	(533)
Ending balance	$33,060	$18,597	$51,657

(1)	These loans have been discharged under Chapter 7 bankruptcy proceedings and the borrower has not reaffirmed the debt owed to the Bank.
(2)	These loans have met certain criteria and are no longer required to be reported as TDRs.

The following table presents the recorded investment of TDRs as of December 31, 2012 by asset classification.

	Concession
	Granted	Loan
	by the	Endorsement
	Bank	Program	Total
	(Dollars in thousands)
Not classified(1)	$1,729	$--	$1,729
Special mention	5,404	18,169	23,573
Substandard	25,927	428	26,355
	$33,060	$18,597	$51,657

(1)

These loans have been discharged under Chapter 7 bankruptcy proceedings but the borrower has made 12 consecutive monthly payments subsequent to their discharge date and therefore the loans are no longer classified per the Bank’s asset classification policies.

Impaired Loans

A loan is reported as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  The following types of loans are reported as impaired loans: all nonaccrual loans, loans classified as substandard, loans partially charged-off, and all TDRs except those that have been restructured to an interest rate equal to or greater than the rate the Bank was willing to accept at the time of the restructuring for a new loan with comparable risk, and have performed under the new terms of the restructuring agreement for at least 12 consecutive months.  The balance of loans reported as impaired at December 31, 2012 and September 30, 2012 was $69.7 million and $70.5 million, respectively.

Allowance for credit losses and provision for credit losses
Management maintains an ACL to absorb inherent losses in the loan portfolio based on ongoing quarterly assessments of the loan portfolio.  Our ACL methodology considers a number of factors including: the trend and composition of our delinquent and non-performing loans, results of foreclosed property and short sale transactions,  charge-off trends, the status and trends of the local and national economies, the trends and current conditions of the residential real estate markets, and loan portfolio growth and concentrations.  See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and “Note 1 – Summary of Significant Accounting Policies” for a full discussion of our ACL methodology.  For additional information regarding our ACL activity during fiscal year 2013, see “Note 4 – Loans Receivable and Allowance for Credit Losses.”

The ACL is maintained through provisions for credit losses which are charged to income.  The provision for credit losses is established after considering the results of management’s quarterly assessment of the ACL.  During the current quarter, the Company recorded a provision for credit losses of $233 thousand in order to maintain the ACL at a level considered appropriate by management.  At December 31, 2012, our ACL was $10.5 million, or 0.19% of the total loan portfolio and 36.5% of total non-performing loans.  This compares to an ACL of $11.1 million, or 0.20% of the total loan portfolio and 34.9% of total non-performing loans as of September 30, 2012.

The following table presents the Company’s allocation of the ACL to each respective loan category at December 31, 2012 and September 30, 2012.

	At				At
	December 31, 2012				September 30, 2012
		% of ACL		% of		% of ACL		% of
	Amount of	to Total	Total	Loans to	Amount of	to Total	Total	Loans to
	ACL	ACL	Loans	Total Loans	ACL	ACL	Loans	Total Loans
	(Dollars in thousands)
One- to four-family:
Originated	$5,627	53.7%	$4,675,035	82.2%	$6,057	54.5%	$4,608,083	81.6%
Purchased	4,290	41.0	754,521	13.3	4,453	40.1	784,346	13.9
Multi-family and commercial	177	1.7	46,815	0.8	196	1.8	48,623	0.9
Construction	36	0.3	60,975	1.1	40	0.4	52,254	0.9
Consumer:
Home equity	292	2.8	144,121	2.5	301	2.7	149,321	2.6
Other consumer	55	0.5	6,426	0.1	53	0.5	6,529	0.1
	$10,477	100.0%	$5,687,893	100.0%	$11,100	100.0%	$5,649,156	100.0%

Securities.    The following table presents the distribution of our MBS and investment securities portfolios, at amortized cost, at the dates indicated.  Overall, fixed-rate securities comprised 76% of these portfolios at December 31, 2012.  The WAL is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied.  The WAL of our entire securities portfolio remained relatively unchanged between September 30, 2012 and December 31, 2012 as an increase in the WAL of our investment securities portfolio between the two periods was offset by a decrease in the WAL of our MBS portfolio.  The decrease in the yield between September 30, 2012 and December 31, 2012 was due primarily to the purchase of securities at market rates which resulted in average yields lower than that of the existing portfolios.  Yields on tax-exempt securities are not calculated on a taxable equivalent basis.

	December 31, 2012			September 30, 2012			December 31, 2011
	Balance	Yield	WAL	Balance	Yield	WAL	Balance	Yield	WAL
	(Dollars in thousands)
Fixed-rate securities:
MBS	$1,559,219	2.60%	3.0	$1,505,480	2.85%	3.1	$1,490,889	3.23%	3.6
GSE debentures	787,666	1.10	1.6	907,386	1.14	0.8	1,229,098	1.16	0.9
Municipal bonds	44,379	2.89	1.9	47,769	2.94	2.0	59,091	3.01	2.1
Total fixed-rate securities	2,391,264	2.11	2.5	2,460,635	2.22	2.2	2,779,078	2.31	2.4

Adjustable-rate securities:
MBS	734,655	2.63	5.1	792,325	2.65	5.8	874,983	2.87	7.5
Trust preferred securities	2,900	1.56	24.5	2,912	1.65	24.7	3,547	1.80	25.5
Total adjustable-rate securities	737,555	2.62	5.2	795,237	2.64	5.9	878,530	2.87	7.5
Total securities portfolio, at amortized cost	$3,128,819	2.23%	3.1	$3,255,872	2.33%	3.1	$3,657,608	2.44%	3.6

Mortgage-Backed Securities.  The balance of MBS, which primarily consists of securities of U.S. GSEs, decreased $8.8 million from $2.33 billion at September 30, 2012 to $2.32 billion at December 31, 2012.  The following table provides a summary of the activity in our portfolio of MBS for the periods presented.  The yields and WALs for purchases are presented as recorded at the time of purchase.  The yields for the beginning balances are as of the last day of the period previous to the period presented and the yield for the ending balances are as of the last day of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented.  The yield of the MBS portfolio decreased from September 30, 2012 to December 31, 2012 primarily as a result of purchases of securities at market rates which resulted in average yields lower than that of the existing portfolios.  The beginning and ending WAL is the estimated remaining maturity (in years) after three-month historical prepayment speeds have been applied.  The decrease in the WAL at December 31, 2012 compared to September 30, 2012 was due primarily to an increase in prepayments during the current quarter.  The net balance of premiums/(discounts) on our portfolio of MBS was $20.0 million at December 31, 2012.

	For the Three Months Ended
	December 31, 2012			September 30, 2012			June 30, 2012			March 31, 2012
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$2,332,942	2.78%	4.0	$2,510,659	2.86%	4.6	$2,626,544	2.91%	5.1	$2,405,685	3.10%	5.0
Maturities and repayments	(194,769)			(175,776)			(152,162)			(142,937)
Net amortization of premiums/(discounts)	(2,124)			(1,875)			(1,625)			(1,550)
Purchases:
Fixed	192,962	1.23	3.9	--	--	--	41,510	1.91	4.4	313,481	1.86	4.5
Adjustable	--	--	--	--	--	--	--	--	--	52,867	1.69	6.3
Change in valuation on AFS securities	(4,824)			(66)			(3,608)			(1,002)
Ending balance - carrying value	$2,324,187	2.61%	3.7	$2,332,942	2.78%	4.0	$2,510,659	2.86%	4.6	$2,626,544	2.91%	5.1

The following table presents our fixed-rate MBS portfolio, at amortized cost, based on the underlying weighted average loan rate, the annualized prepayment speeds for the quarter ended December 31, 2012, and the net premium/discount by interest rate tier.  Our fixed-rate MBS portfolio is somewhat less sensitive than our fixed-rate one- to four-family loan portfolio to repricing risk due to external refinancing barriers such as unemployment, income changes, and decreases in property values, which are generally more pronounced outside of our local market areas.  However, we are unable to control the interest rates and/or governmental programs that could impact the loans in our fixed-rate MBS portfolio, and are therefore more likely to experience reinvestment risk due to principal prepayments.  Additionally, prepayments impact the amortization/accretion of premiums/discounts on our MBS portfolio.  As prepayments increase, the related premiums/discounts are amortized/accreted at a faster rate.  The amortization of premiums decreases interest income while the accretion of discounts increases interest income.  As noted in the table below, the fixed-rate MBS portfolio had a net premium of $16.9 million as of December 31, 2012.  Given that the weighted average coupon on the underlying loans in this portfolio are above current market rates, the Bank could experience an increase in the premium amortization should prepayment speeds increase significantly, potentially reducing future interest income.

	Original Term
	15 years or less		More than 15 years
		Prepayment		Prepayment		Net
	Amortized	Speed	Amortized	Speed		Premium/
Rate Range	Cost	(annualized)	Cost	(annualized)	Total	(Discount)
	(Dollars in thousands)
< =3.50%	$498,508	13.1%	$--	--%	$498,508	$10,261
3.51 - 3.99%	532,792	22.8	37,565	30.0	570,357	4,170
4.00 - 4.50%	135,764	27.1	37,811	25.3	173,575	2,599
4.51 - 4.99%	132,559	23.7	4,776	42.5	137,335	(201)
5.00 - 5.50%	71,252	25.3	3,917	35.1	75,169	(44)
5.51 - 5.99%	47,159	26.6	25,460	28.3	72,619	12
>=6.00%	8,751	31.0	22,905	25.5	31,656	130
	$1,426,785	20.2%	$132,434	28.1%	$1,559,219	$16,927

Average rate	3.83%		4.89%		3.92%
Average remaining
contractual term (years)	11.0		17.5		11.6

Investment Securities.  Investment securities, which consist of U.S. GSE debentures (primarily issued by FNMA, FHLMC, or FHLB) and municipal investments, decreased $124.4 million, from $961.8 million at September 30, 2012 to $837.4 million at December 31, 2012.  The decrease in the portfolio was due primarily to called and matured securities not being replaced in their entirety, including the remaining $60.0 million of securities at the holding company.  The cash flow from calls and maturities of this portfolio was used, in part, to pay dividends to stockholders, to fund loan activity, and to repurchase stock. The following tables provide a summary of the activity of investment securities for the periods presented.  The yields for the beginning balances are as of the last day of the period previous to the period presented and the yield for the ending balances are as of the last day of the period presented.  The decrease in the yield at December 31, 2012 compared to September 30, 2012 was due primarily to the purchase of investment securities during the period, which had yields lower than the overall portfolio yield.  The beginning and ending WALs represent the estimated remaining maturity (in years) of the securities after projected call dates have been considered, based upon market rates at each date presented.  The increase in the WAL at December 31, 2012 compared to September 30, 2012 was due primarily to the purchase of investment securities during the period with WALs greater than the existing portfolio WAL, as well as to the call and maturity of investment securities during the period.  Of the $204.4 million of fixed-rate investment securities purchased during the current quarter, $204.1 million are callable.

	For the Three Months Ended
	December 31, 2012			September 30, 2012			June 30, 2012			March 31, 2012
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$961,849	1.23%	1.0	$1,195,589	1.23%	0.9	$1,253,937	1.22%	1.5	$1,294,462	1.25%	1.0
Maturities and calls	(327,323)			(309,012)			(112,150)			(328,306)
Net amortization of premiums/(discounts)	(170)			(331)			(553)			(663)
Purchases:
Fixed	204,371	1.01	1.4	75,190	0.80	2.2	52,141	0.98	3.0	290,015	1.00	3.4
Change in valuation of AFS securities	(1,294)			413			2,214			(1,571)
Ending balance - carrying value	$837,433	1.20%	1.7	$961,849	1.23%	1.0	$1,195,589	1.23%	0.9	$1,253,937	1.22%	1.5

Liabilities.    Total liabilities remained relatively unchanged, decreasing $3.0 million from September 30, 2012 to $7.57 billion at December 31, 2012.  A $31.8 million decrease in advance payments by borrowers for taxes and insurance resulting from the payment of real estate taxes and insurance on behalf of our borrowers was almost entirely offset by a $31.5 million increase in deposits.  The increase in the deposit portfolio was due primarily to a $49.7 million increase in the checking portfolio and a $32.0 million increase in the money market portfolio, partially offset by a $54.5 million decrease in the certificate of deposit portfolio.

Deposits – Deposits increased $31.5 million between September 30, 2012 and December 31, 2012, due primarily to growth in the checking and money market portfolios.  If interest rates were to rise, it is possible that our money market and checking account customers may move those funds to higher-yielding deposit products within the Bank or withdraw their funds to invest in higher yielding investments outside of the Bank.

The following table presents the amount, average rate and percentage of total deposits for checking, savings, money market and certificates (including public units and brokered deposits) at the dates presented.

	December 31, 2012			September 30, 2012			December 31, 2011
		Average	% of		Average	% of		Average	% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Checking	$656,239	0.04%	14.3%	$606,504	0.04%	13.3%	$574,854	0.08%	12.8%
Savings	265,195	0.11	5.8	260,933	0.11	5.8	252,223	0.15	5.6
Money market	1,142,990	0.22	25.0	1,110,962	0.25	24.4	1,090,510	0.35	24.2
Retail certificates of deposit	2,246,908	1.46	49.0	2,295,941	1.49	50.4	2,373,639	1.76	52.7
Public units/brokered deposits	270,831	1.00	5.9	276,303	0.98	6.1	209,918	1.22	4.7
	$4,582,163	0.84%	100.0%	$4,550,643	0.89%	100.0%	$4,501,144	1.09%	100.0%

At December 31, 2012,  $83.7 million of certificates were brokered deposits, unchanged from September 30, 2012.  The $83.7 million of brokered deposits at December 31, 2012 had a weighted average rate of 2.58% and a remaining term to maturity of  1.6 years.  The Bank monitors the cost of brokered deposits and considers them as a potential source of funding, provided that investment opportunities are balanced with the funding cost.  As of December 31, 2012,  $187.1 million of certificates were public unit deposits, compared to $192.6 million of public unit deposits at September 30, 2012.  The $187.1 million of public unit deposits at December 31, 2012 had a weighted average rate of 0.29% and an average remaining term to maturity of eight months.  Management will continue to monitor the wholesale deposit market for attractive opportunities relative to the use of proceeds for investments.

The following tables set forth scheduled maturity information for our certificate of deposit portfolio (including public units and brokered deposits) at December 31, 2012.

	Amount Due
		More than	More than
	1 year	1 year to	2 years to	More than	Total
Rate range	or less	2 years	3 years	3 years	Amount	Rate
	(Dollars in thousands)
0.00 – 0.99%	$808,627	$201,474	$36,853	$28	$1,046,982	0.54%
1.00 – 1.99%	143,225	170,953	165,938	254,086	734,202	1.44
2.00 – 2.99%	178,197	191,153	241,591	31,224	642,165	2.51
3.00 – 3.99%	67,969	15,363	7,248	526	91,106	3.20
4.00 – 4.99%	2,691	274	241	78	3,284	4.51
	$1,200,709	$579,217	$451,871	$285,942	$2,517,739	1.41%

Weighted average rate	1.05%	1.58%	1.96%	1.68%
Weighted average maturity (in years)	0.4	1.5	2.4	3.8	1.4
Weighted average maturity for the retail certificate of deposit portfolio (in years)					1.5

	Maturity
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)
Retail certificates of deposit less than $100,000	$202,858	$202,208	$358,157	$826,406	$1,589,629
Retail certificates of deposit of $100,000 or more	70,252	66,886	146,696	373,445	657,279
Public units/brokered deposits less than $100,000	--	20,058	--	63,652	83,710
Public units of $100,000 or more	110,395	11,504	11,695	53,527	187,121
Total certificates of deposit	$383,505	$300,656	$516,548	$1,317,030	$2,517,739

Borrowings  – The following table presents FHLB advances, at par, and repurchase agreement activity for the periods shown.  Line of credit activity is excluded from the following table due to the short-term nature of the borrowings. The weighted average maturity (“WAM”) is the remaining weighted average contractual term in years.  The beginning and ending WAMs represent the remaining maturity at each date presented.  For new borrowings, the WAMs presented are as of the date of issue.  The effective rate includes the net impact of the amortization of deferred prepayment penalties resulting from the prepayment of certain FHLB advances and deferred gains related to interest rate swaps previously terminated.  Rates on new borrowings are fixed-rate.

	For the Three Months Ended
	December 31, 2012			September 30, 2012			June 30, 2012			March 31, 2012
		Effective			Effective			Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,915,000	3.13%	2.7	$2,915,000	3.25%	2.8	$2,915,000	3.24%	3.1	$2,915,000	3.46%	3.0
Maturities and prepayments:
FHLB advances	(100,000)	4.85		(100,000)	4.27		--	--		(350,000)	3.22
New borrowings:
FHLB advances	100,000	0.78	4.0	100,000	0.83	4.0	--	--		350,000	1.36	3.3
Ending balance	$2,915,000	2.99%	2.6	$2,915,000	3.13%	2.7	$2,915,000	3.25%	2.8	$2,915,000	3.24%	3.1

The following table presents the maturity of FHLB advances, at par, and repurchase agreements as of December 31, 2012.  Management will continue to monitor the Bank’s investment opportunities and balance those opportunities with the cost of FHLB advances and other funding sources.

			Weighted	Weighted
	FHLB	Repurchase	Average	Average
Maturity by	Advances	Agreements	Contractual	Effective
Fiscal year	Amount	Amount	Rate	Rate(1)
	(Dollars in thousands)
2013	$225,000	$145,000	3.84%	3.84%
2014	450,000	100,000	3.33	3.95
2015	600,000	20,000	1.73	1.95
2016	575,000	--	2.29	2.91
2017	500,000	--	2.69	2.72
2018	200,000	100,000	2.90	2.90
	$2,550,000	$365,000	2.70%	2.99%

(1)

The effective rate includes the net impact of the amortization of deferred prepayment penalties resulting from the prepayment of certain FHLB advances and deferred gains related to terminated interest rate swaps.

The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of FHLB advances, at par, and repurchase agreements for the next four quarters as of December 31, 2012.

		Weighted
		Average
Maturity by		Repricing
Quarter End	Amount	Rate
	(Dollars in thousands)
March 31, 2013	$50,000	3.48%
June 30, 2013	250,000	3.81
September 30, 2013	70,000	4.23
December 31, 2013	150,000	3.16
	$520,000	3.65%

Stockholders’ Equity.    Stockholders’ equity decreased $136.5 million, from $1.81 billion at September 30, 2012 to $1.67 billion at December 31, 2012.  The decrease was due primarily to the payment of $114.3 million of dividends and the repurchase of $38.7 million of stock, partially offset by net income of $17.6 million.

The $114.3 million of dividends paid during the current quarter consisted of a $0.52 per share True Blue® dividend of $76.5 million, a special year-end dividend of $26.6 million related to fiscal year 2012 earnings, per the Company’s dividend policy, and a regular quarterly dividend of $11.2 million.  The True Blue® dividend amount represented a portion of retained earnings from prior years.  On January 22, 2013, the Company declared a regular quarterly cash dividend of $0.075 per share, or approximately $11.0 million, payable on February 15, 2013 to stockholders of record as of the close of business on February 1, 2013.  Dividend payments depend upon a number of factors including the Company’s financial condition and results of operations, the Bank’s regulatory capital requirements, regulatory limitations on the Bank’s ability to make capital distributions to the Company, and the amount of cash at the holding company.

In December 2011, the Company announced that its Board of Directors approved the repurchase of up to $193.0 million of the Company’s common stock.  The Company began repurchasing common stock during the second quarter of fiscal year 2012 and, as of December 31, 2012, had repurchased 15,906,384 shares at an average price of $11.80, or $187.6 million.  In November 2012, the Company announced its Board of Directors approved a new $175.0 million stock repurchase program to commence once the previous repurchase plan, under which $5.4 million remains available as of December 31, 2012, is completed.

The following table presents quarterly dividends paid in calendar years 2013,  2012, and 2011.  For the quarter ended March 31,  2013, the table below does not present the actual dividend payout, but rather management’s estimate of the dividend payout as of January 28, 2013, based on the number of shares outstanding on that date and the dividend declared on January 22, 2013 of $0.075 per share.

	Calendar Year
	2013	2012	2011
	(Dollars in thousands)
Quarter ended March 31
Total dividends paid	$11,033	$12,145	$12,105
Quarter ended June 30
Total dividends paid	--	11,883	12,105
Quarter ended September 30
Total dividends paid	--	11,402	12,106
Quarter ended December 31
Total dividends paid	--	11,223	12,145
True Blue dividend 2012/Welcome dividend 2011
Total dividends paid	--	76,494	96,838
Special year-end dividend
Total dividends paid	--	26,585	16,193
Calendar year-to-date dividends paid	$11,033	$149,732	$161,492

Operating Results

The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2012	2012	2012	2012	2011
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$58,467	$58,218	$57,547	$59,785	$60,675
MBS	15,183	16,470	18,144	18,169	18,373
Investment securities	2,865	3,409	3,783	4,115	4,637
Other interest and dividend income	1,161	1,208	1,171	1,205	1,142
Total interest and dividend income	77,676	79,305	80,645	83,274	84,827

Interest expense:
FHLB advances	18,628	19,403	19,859	20,443	22,339
Deposits	9,849	10,480	11,068	11,835	12,787
Repurchase agreements	3,569	3,569	3,530	3,530	4,327
Total interest expense	32,046	33,452	34,457	35,808	39,453

Net interest income	45,630	45,853	46,188	47,466	45,374

Provision for credit losses	233	--	--	1,500	540

Net interest income
(after provision for credit losses)	45,397	45,853	46,188	45,966	44,834

Other income	5,768	5,829	6,080	6,172	6,152
Other expenses	24,741	24,134	22,905	21,969	22,067
Income tax expense	8,861	9,812	10,690	10,854	10,130
Net income	$17,563	$17,736	$18,673	$19,315	$18,789

Efficiency ratio	48.14%	46.70%	43.82%	40.96%	42.83%

Basic earnings per share	$0.12	$0.11	$0.12	$0.12	$0.12
Diluted earnings per share	0.12	0.11	0.12	0.12	0.12

Comparison of Operating Results for the Three Months Ended December 31, 2012 and 2011

For the quarter ended December 31, 2012, the Company recognized net income of $17.6 million, compared to net income of $18.8 million for the quarter ended December 31, 2011.  The $1.2 million, or 6.5%, decrease in net income was due primarily to an increase in other expenses, partially offset by a decrease in income tax expense.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the time periods presented, along with the change in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2012	2011	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$58,467	$60,675	$(2,208)	(3.6)%
MBS	15,183	18,373	(3,190)	(17.4)
Investment securities	2,865	4,637	(1,772)	(38.2)
Capital stock of FHLB	1,128	1,091	37	3.4
Cash and cash equivalents	33	51	(18)	(35.3)
Total interest and dividend income	$77,676	$84,827	$(7,151)	(8.4)%

The decrease in interest income on loans receivable was due to a 51 basis point decrease in the weighted average yield of the portfolio, from 4.67% for the prior year quarter to 4.16% for the current quarter, partially offset by a $432.8 million increase in the average balance of the portfolio, which was primarily a result of the $342.5 million bulk loan purchase during the quarter ended September 30, 2012.  The decrease in the yield was primarily a result of loan endorsements and refinances, along with originations and purchases between periods at rates less than the average rate of the existing loan portfolio.

The decrease in interest income on MBS was due primarily to a 49 basis point decrease in the weighted average yield of the portfolio, from 3.09% during the prior year quarter to 2.60% for the current quarter.  The decrease in the average yield was due primarily to purchases of MBS between periods with yields less than the average yield on the existing portfolio.

The decrease in interest income on investment securities was due primarily to a $458.0 million decrease in the average balance of the portfolio as a result of cash flows from calls and maturities not being replaced in their entirety; rather, the proceeds were used primarily to fund loan activity, repurchase stock, and pay dividends to stockholders.

Interest Expense
The following table presents the components of interest expense for the time periods presented, along with the change in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2012	2011	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB advances	$18,628	$22,339	$(3,711)	(16.6)%
Deposits	9,849	12,787	(2,938)	(23.0)
Repurchase agreements	3,569	4,327	(758)	(17.5)
Total interest expense	$32,046	$39,453	$(7,407)	(18.8)%

The decrease in interest expense on FHLB advances was due to a 70 basis point decrease in the weighted average rate of the portfolio, from 3.62% for the prior year quarter to 2.92% for the current quarter, partially offset by an $81.2 million increase in the average balance.  The decrease in the average rate paid was due to the renewal and prepayment of advances between periods to lower rates.  The increase in the average balance was a result of maturing repurchase agreements being replaced with FHLB advances.

The decrease in interest expense on deposits was due primarily to a decrease in the weighted average rate of the portfolio, most notably on the certificate of deposit portfolio, which decreased 36 basis points, from 1.77% for the prior year quarter to 1.41% for the current quarter, as the portfolio repriced to lower market rates between periods.  The weighted average rate paid on total deposits decreased 28 basis points, from 1.14% for the prior year quarter to 0.86% for the current quarter.

The decrease in interest expense on repurchase agreements was due to a $69.0 million decrease in the average balance between periods as a result of maturing agreements not being renewed; rather, they were replaced with FHLB advances.

Net Interest Margin
The net interest margin, which is calculated as the difference between interest income and interest expense divided by average interest-earning assets, increased three basis points, from 1.98% for the prior year quarter to 2.01% for the current quarter, primarily as a result of a decrease in the cost of funds between the two periods.  The weighted average yield on total interest-earning assets decreased 28 basis points from the prior year quarter to 3.42% for the current quarter.  The weighted average rate paid on total interest-bearing liabilities decreased 42 basis points from the prior year quarter to 1.71% for the current quarter.

Provision for Credit Losses
The provision for credit losses for the current quarter was $233 thousand, compared to $540 thousand for the prior year quarter.  The current quarter amount represents the amount necessary to maintain the ACL at a level considered appropriate by management.  Net charge-offs during the current quarter were $856 thousand, of which $369 thousand related to loans that were previously discharged under Chapter 7 bankruptcy that must be, in accordance with OCC regulations, evaluated for collateral value loss, even if they are current.  The overall performance of our loan portfolio continued to improve between periods as evidenced by the decline in our loans 90 or more days delinquent or in foreclosure.  Loans 90 or more days delinquent or in foreclosure decreased $9.4 million, or 33.1%, from $28.4 million at December 31, 2011 to $19.0 million at December 31, 2012.

Other Expense
The following table presents the components of other expense for the time periods presented, along with the change in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2012	2011	Dollars	Percent
	(Dollars in thousands)
OTHER EXPENSES:
Salaries and employee benefits	$12,181	$10,587	$1,594	15.1%
Occupancy expense	2,318	2,079	239	11.5
Information technology and communications	2,198	1,830	368	20.1
Regulatory and outside services	1,765	1,435	330	23.0
Deposit and loan transaction costs	1,526	1,230	296	24.1
Federal insurance premium	1,114	1,092	22	2.0
Advertising and promotional	1,032	910	122	13.4
Other expenses, net	2,607	2,904	(297)	(10.2)
Total other expenses	$24,741	$22,067	$2,674	12.1%

The increase in salaries and employee benefits expense was due primarily to compensation expense on unallocated ESOP shares related to the $0.52 True Blue® dividend paid in December 2012 and compensation expense associated with stock options and restricted stock grants in May 2012 and September 2012.

We currently anticipate the following increases in other expenses during fiscal year 2013, as compared to fiscal year 2012:  (1) a $4.4 million increase in salaries and employee benefits due to an estimated $2.7 million increase in additional compensation expense on unallocated ESOP shares as a result of the True Blue® and special year-end dividends paid and a full year’s impact of equity plan awards made in May 2012 and September 2012; (2) a $1.8 million increase in information technology and communications expense and occupancy expense as a result of an increase in licensing and maintenance expenses related to upgrades to our information technology infrastructure and an increase in depreciation expense associated with the remodel of our Home Office; and (3) a $600 thousand increase in advertising expense, which is due primarily to media campaigns that were delayed until fiscal year 2013.

Income Tax Expense
Income tax expense was $8.9 million for the current quarter compared to $10.1 million for the prior year quarter.  The decrease in expense between periods was due primarily to a decrease in pretax income.  The effective tax rate for the current quarter was 33.5% compared to 35.0% for the prior year quarter.  Management anticipates the effective tax rate for fiscal year 2013 will be approximately 34%, based on fiscal year 2013 estimates as of December 31, 2012.  This rate is lower than the prior year rate of 35.8% due primarily to (1) higher deductible expenses associated with the ESOP, and (2) anticipated higher tax credits related to our low income housing partnerships.  Additionally, pre-tax income is anticipated to be lower than the prior year, due primarily to the items outlined above in other expenses, which results in all items impacting the income tax rate to have a larger impact on the overall effective tax rate than in fiscal year 2012.

Average Balance Sheet

The following table presents the average balances of our assets, liabilities and stockholders’ equity and the related annualized yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated and the weighted average yield/rate on our interest-earning assets and interest-bearing liabilities at December 31, 2012.  Average yields are derived by dividing annualized income by the average balance of the related assets and average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown.  Average outstanding balances are derived from average daily balances.  The yields and rates include amortization of fees, costs, premiums and discounts which are considered adjustments to yields/rates.  Yields on tax-exempt securities were not calculated on a tax-equivalent basis.

	At	For the Three Months Ended
	December 31, 2012	December 31, 2012			December 31, 2011
		Average	Interest		Average	Interest
	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets:		(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	4.04%	$5,624,629	$58,467	4.16%	$5,191,834	$60,675	4.67%
MBS(2)	2.61	2,336,783	15,183	2.60	2,381,545	18,373	3.09
Investment securities(2)(3)	1.20	931,252	2,865	1.23	1,389,228	4,637	1.34
Capital stock of FHLB	3.45	132,587	1,128	3.38	126,491	1,091	3.42
Cash and cash equivalents	0.24	55,178	33	0.24	83,148	51	0.24
Total interest-earning assets(1)(2)	3.37	9,080,429	77,676	3.42	9,172,246	84,827	3.70
Other noninterest-earning assets		238,069			230,366
Total assets		$9,318,498			$9,402,612

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Checking	0.04%	$598,634	$58	0.04%	$535,058	$107	0.08%
Savings	0.11	262,492	71	0.11	252,626	150	0.24
Money market	0.22	1,117,159	657	0.23	1,075,119	945	0.35
Certificates	1.41	2,545,232	9,063	1.41	2,594,016	11,585	1.77
Total deposits	0.84	4,523,517	9,849	0.86	4,456,819	12,787	1.14
FHLB advances(4)	2.87	2,528,290	18,628	2.92	2,447,129	22,339	3.62
Repurchase agreements	3.83	365,000	3,569	3.83	434,022	4,327	3.90
Total borrowings	2.99	2,893,290	22,197	3.04	2,881,151	26,666	3.66
Total interest-bearing liabilities	1.67	7,416,807	32,046	1.71	7,337,970	39,453	2.13
Other noninterest-bearing liabilities		124,176			123,889
Stockholders’ equity		1,777,515			1,940,753
Total liabilities and stockholders’ equity		$9,318,498			$9,402,612
						(Continued)

	At	For the Three Months Ended
	December 31, 2012	December 31, 2012			December 31, 2011
		Average	Interest		Average	Interest
	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Rate	Balance	Paid	Rate	Balance	Paid	Rate
		(Dollars in thousands)

Net interest income(5)			$45,630			$45,374
Net interest rate spread(6)	1.70%			1.71%			1.57%
Net interest-earning assets		$1,663,622			$1,834,276
Net interest margin(7)				2.01			1.98
Ratio of interest-earning assets
to interest-bearing liabilities				1.22			1.25

Selected performance ratios:
Return on average assets (annualized)				0.75%			0.80%
Return on average equity (annualized)				3.95			3.87
Average equity to average assets				19.08			20.64
Operating expense ratio				1.06			0.94
Efficiency ratio				48.14			42.83

						(Concluded)

(1)

Calculated net of unearned loan fees and deferred costs, and undisbursed loan funds.  Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.  Balances include LHFS.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.
(3)

The average balance of investment securities includes an average balance of nontaxable securities of $45.0 million and $58.8 million for the three month periods ended December 31, 2012 and 2011, respectively.

(4)	The balance and rate of FHLB advances are stated net of deferred gains and deferred prepayment penalties.
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

Rate/Volume Analysis

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended December 31, 2012 to the three months ended December 31, 2011.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended December 31,
	2012 vs. 2011
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$4,743	$(6,951)	$(2,208)
MBS	(340)	(2,850)	(3,190)
Investment securities	(1,432)	(340)	(1,772)
Capital stock of FHLB	52	(15)	37
Cash equivalents	(17)	(1)	(18)
Total interest-earning assets	3,006	(10,157)	(7,151)

Interest-bearing liabilities:
Checking	12	(60)	(48)
Savings	6	(85)	(79)
Money market	36	(324)	(288)
Certificates	(215)	(2,308)	(2,523)
FHLB advances	602	(4,313)	(3,711)
Repurchase agreements	(676)	(82)	(758)
Total interest-bearing liabilities	(235)	(7,172)	(7,407)

Net change in net interest income	$3,241	$(2,985)	$256

Comparison of Operating Results for the Quarters Ended December 31, 2012 and September 30, 2012

Net income decreased $173 thousand, or 1.0%, from $17.7 million for the quarter ended September 30, 2012 to $17.6 million for the quarter ended December 31, 2012.

Interest and Dividend Income
The decrease in interest and dividend income was primarily a result of decreases in interest income on MBS and investment securities, partially offset by an increase in interest income on loans receivable.  The weighted average yield on total interest-earning assets decreased five basis points between quarters, from 3.47% for the prior quarter to 3.42% for the current quarter.  The following table presents the components of interest and dividend income for the time periods presented, along with the change in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2012	2012	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$58,467	$58,218	$249	0.4%
MBS	15,183	16,470	(1,287)	(7.8)
Investment securities	2,865	3,409	(544)	(16.0)
Capital stock of FHLB	1,128	1,133	(5)	(0.4)
Cash and cash equivalents	33	75	(42)	(56.0)
Total interest and dividend income	$77,676	$79,305	$(1,629)	(2.1)%

The increase in interest income on loans receivable was due to a $235.1 million increase in the average balance of the portfolio which was primarily a result of the $342.5 million bulk loan purchase during the quarter ended September 30, 2012, partially offset by a 16 basis point decrease in the average yield of the portfolio to 4.16% for the current quarter.  The decrease in the yield was primarily a result of loan endorsements and refinances, along with originations and purchases between periods at rates less than the average rate of the existing loan portfolio.

The decrease in interest income on MBS was due primarily to a 14 basis point decrease in the average yield of the portfolio, from 2.74% for the prior quarter to 2.60% for the current quarter, and partially due to a $64.6 million decrease in the average balance of the portfolio.  The decrease in the average yield of the portfolio was due primarily to purchases of MBS during the quarter with yields less than the average yield on the existing portfolio.

The decrease in interest income on investment securities was due primarily to a $164.4 million decrease in the average balance of the portfolio as a result of cash flows from calls and maturities not being replaced in their entirety; rather, the proceeds were used primarily to pay dividends to stockholders, to repurchase stock, and to fund loan activity.

Interest Expense
The decrease in interest expense between periods was due to decreases in interest expense on FHLB advances and deposits.  The weighted average rate on total interest-bearing liabilities decreased eight basis points between quarters, from 1.79% for the prior quarter to 1.71% for the current quarter. The following table presents the components of interest expense for the time periods presented, along with the change in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2012	2012	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB advances	$18,628	$19,403	$(775)	(4.0)%
Deposits	9,849	10,480	(631)	(6.0)
Repurchase agreements	3,569	3,569	--	--
Total interest expense	$32,046	$33,452	$(1,406)	(4.2)%

The decrease in interest expense on FHLB advances was due to a 13 basis point decrease in the weighted average rate paid, from 3.05% for the prior quarter to 2.92% for the current quarter.  During the current quarter, a $100 million advance with an effective rate of 4.85% matured and was renewed for a term of four years at a contractual rate of 0.78%.

The decrease in interest expense on deposits was due primarily to a six basis point decrease in the weighted average rate paid on the portfolio, from 0.92% for the prior quarter to 0.86% for the current quarter, as the portfolio continued to reprice to lower market rates.  The majority of the decrease in the weighted average rate related to the certificate of deposit and money market portfolios.  The weighted average rate paid on the certificate of deposit portfolio decreased five basis points, to 1.41% for the current quarter and the weighted average rate paid on the money market portfolio also decreased five basis points, to 0.23% for the current quarter.

Net Interest Margin
The net interest margin remained unchanged at 2.01% for both the current and prior quarters as the decrease in asset yields continued to be substantially offset by a decrease in the cost of liabilities.  Additionally, the current quarter includes the full impact of the $342.5 million bulk loan purchase that occurred during the prior quarter.  The weighted average rate of the loan portfolio purchased was 2.48% at the time of purchase, which was higher than the yield available on similar duration securities.  The loan purchase was primarily funded with cash flows from the securities portfolio.

Provision for Credit Losses
The provision for credit losses for the current quarter was $233 thousand, compared to no provision during the prior quarter.  The current quarter amount represents the amount necessary to maintain the ACL at a level considered appropriate by management. Net charge-offs during the current quarter were $856 thousand compared to $677 thousand in the prior quarter.  Of the $856 thousand of net charge-offs during the current quarter, $369 thousand related to loans that were previously discharged under Chapter 7 bankruptcy that must be, in accordance with OCC regulations, evaluated for collateral value loss, even if they are current.  The overall performance of our loan portfolio continued to improve during the current quarter as evidenced by the decline in our loans 90 or more days delinquent or in foreclosure.  Loans 90 or more days delinquent or in foreclosure decreased $429 thousand, or 2.2%, from $19.5 million at September 30, 2012 to $19.0 million at December 31, 2012.

Other Expense
The following table presents the components of other expense for the time periods presented, along with the change in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2012	2012	Dollars	Percent
	(Dollars in thousands)
OTHER EXPENSES:
Salaries and employee benefits	$12,181	$11,545	$636	5.5%
Occupancy expense	2,318	2,359	(41)	(1.7)
Information technology and communications	2,198	2,048	150	7.3
Regulatory and outside services	1,765	1,595	170	10.7
Deposit and loan transaction costs	1,526	1,519	7	0.5
Federal insurance premium	1,114	1,135	(21)	(1.9)
Advertising and promotional	1,032	1,257	(225)	(17.9)
Other expenses, net	2,607	2,676	(69)	(2.6)
Total other expenses	$24,741	$24,134	$607	2.5%

The increase in salaries and employee benefits expense was due primarily to compensation expense on unallocated ESOP shares related to the $0.52 True Blue® dividend paid in December 2012.  OREO operations expense, which is a component of other expenses, net, was $670 thousand for the current quarter, compared to $826 thousand for the prior quarter.  Over the past 12 months, OREO properties were owned by the Bank, on average, for approximately five months before they were sold.

Income Tax Expense
Income tax expense was $8.9 million for the current quarter compared to $9.8 million for the prior quarter.  The effective income tax rate for the current quarter was 33.5% compared to 35.6% for the prior quarter.  See discussion in “Comparison of Operating Results for the Three Months Ended December 31, 2012 and 2011” regarding management’s expectations of the effective tax rate for fiscal year 2013.

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

	For the Three Months Ended
	December 31, 2012			September 30, 2012
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$5,624,629	$58,467	4.16%	$5,389,577	$58,218	4.32%
MBS(2)	2,336,783	15,183	2.60	2,401,402	16,470	2.74
Investment securities(2)(3)	931,252	2,865	1.23	1,095,620	3,409	1.24
Capital stock of FHLB	132,587	1,128	3.38	132,154	1,133	3.41
Cash and cash equivalents	55,178	33	0.24	120,865	75	0.25
Total interest-earning assets(1)(2)	9,080,429	77,676	3.42	9,139,618	79,305	3.47
Other noninterest-earning assets	238,069			239,183
Total assets	$9,318,498			$9,378,801

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Checking	$598,634	$58	0.04%	$585,070	$90	0.06%
Savings	262,492	71	0.11	262,092	77	0.12
Money market	1,117,159	657	0.23	1,109,627	781	0.28
Certificates	2,545,232	9,063	1.41	2,594,958	9,532	1.46
Total deposits	4,523,517	9,849	0.86	4,551,747	10,480	0.92
FHLB advances(4)	2,528,290	18,628	2.92	2,530,677	19,403	3.05
Repurchase agreements	365,000	3,569	3.83	365,000	3,569	3.83
Total borrowings	2,893,290	22,197	3.04	2,895,677	22,972	3.15
Total interest-bearing liabilities	7,416,807	32,046	1.71	7,447,424	33,452	1.79
Other noninterest-bearing liabilities	124,176			109,842
Stockholders’ equity	1,777,515			1,821,535
Total liabilities and stockholders’ equity	$9,318,498			$9,378,801
					(Continued)

	For the Three Months Ended
	December 31, 2012			September 30, 2012
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Net interest income(5)		$45,630			$45,853
Net interest rate spread(6)			1.71%			1.68%
Net interest-earning assets	$1,663,622			$1,692,194
Net interest margin(7)			2.01			2.01
Ratio of interest-earning assets
to interest-bearing liabilities			1.22			1.23

Selected performance ratios:
Return on average assets (annualized)			0.75%			0.76%
Return on average equity (annualized)			3.95			3.89
Average equity to average assets			19.08			19.42
Operating expense ratio (annualized)			1.06			1.03
Efficiency ratio			48.14			46.70

					(Concluded)

(1)

Calculated net of unearned loan fees and deferred costs, and undisbursed loan funds.  Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.  Balances include LHFS.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.
(3)

The average balance of investment securities includes an average balance of nontaxable securities of $45.0 million and $50.7 million for the three month periods ended December 31, 2012 and September 30, 2012, respectively.

(4)	The balance and rate of FHLB advances are stated net of deferred gains and deferred prepayment penalties.
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

Rate/Volume Analysis

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended December 31, 2012 to the quarter ended September 30, 2012.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous quarter’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous quarter.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	Quarter Ended
	December 31, 2012 vs. September 30, 2012
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$2,454	$(2,205)	$249
MBS	(435)	(852)	(1,287)
Investment securities	(506)	(38)	(544)
Capital stock of FHLB	4	(9)	(5)
Cash and cash equivalents	(40)	(2)	(42)
Total interest-earning assets	1,477	(3,106)	(1,629)

Interest-bearing liabilities:
Checking	2	(34)	(32)
Savings	--	(6)	(6)
Money market	5	(130)	(125)
Certificates	(181)	(287)	(468)
FHLB advances	16	(791)	(775)
Repurchase agreements	--	--	--
Total interest-bearing liabilities	(158)	(1,248)	(1,406)

Net change in net interest income	$1,635	$(1,858)	$(223)

Liquidity and Capital Resources

Liquidity refers to our ability to generate sufficient cash to fund ongoing operations, to pay maturing certificates of deposit and other deposit withdrawals, to repay maturing borrowings, and to fund loan commitments.  Liquidity management is both a daily and long-term function of our business management.  The Company’s most available liquid assets are represented by cash and cash equivalents, AFS MBS and investment securities, and short-term investment securities.  The Bank’s primary sources of funds are deposits, FHLB advances, repurchase agreements, repayments and maturities of outstanding loans and MBS and other short-term investments, and funds provided by operations.  The Bank’s borrowings primarily have been used to invest in U.S. GSE debentures and MBS securities in an effort to manage the Bank’s interest rate risk with the intent to improve the earnings of the Bank while maintaining capital ratios in excess of regulatory standards for well-capitalized financial institutions.  In addition, the Bank’s focus on managing risk has provided additional liquidity capacity by remaining below FHLB borrowing limits and by maintaining the balance of MBS and investment securities available as collateral for borrowings.

We generally intend to maintain cash reserves sufficient to meet short-term liquidity needs, which are routinely forecasted for 10, 30, and 365 days.  Additionally, on a monthly basis, we perform a liquidity stress test in accordance with the Interagency Policy Statement on Funding and Liquidity Risk Management.  The liquidity stress test incorporates both short-term and long-term liquidity scenarios in order to identify periods of, and to quantify, liquidity risk.  In the event short-term liquidity needs exceed available cash, the Bank has access to lines of credit at the FHLB and the Federal Reserve Bank.  The FHLB line of credit, when combined with FHLB advances, may generally not exceed 40% of total assets. Our excess capacity at the FHLB as of December 31, 2012 was $1.11 billion.  The Federal Reserve Bank line of credit is based upon the fair values of the securities pledged as collateral and certain other characteristics of those securities, and is used only when other sources of short-term liquidity are unavailable.  At December 31, 2012, the Bank had $1.80 billion of securities that were eligible but unused as collateral for borrowing or other liquidity needs.  This collateral amount is comprised of AFS and HTM securities with individual fair values greater than $10.0 million, which is then reduced by a collateralization ratio of 10% to account for potential market value fluctuations.  Borrowings on the lines of credit are outstanding until replaced by cash flows from long-term sources of liquidity, and are generally outstanding no longer than 30 days.

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

At December 31, 2012, cash and cash equivalents totaled $105.2 million, a decrease of $36.5 million from September 30, 2012.

During the current quarter, loan originations and purchases, net of principal repayments and related loan activity, resulted in a cash outflow of $33.9 million, compared to a cash outflow of $77.8 million during the same period in the prior year.  See additional discussion regarding loan activity in “Financial Condition – Loans Receivable.”

During the current quarter,  proceeds from called or matured investment securities were $327.3 million and principal payments on MBS were $194.8 million.  Of the $327.3 million of called and matured investment securities, $60.0 million were securities at the holding company level.  During the current quarter, the Company purchased $204.4 million of investment securities and $193.0 million of MBS.  Cash flows not used to purchase securities were used primarily to pay dividends to stockholders, to repurchase stock, and to fund loan activity.

The following table presents the contractual maturity of our loan, MBS, and investment securities portfolios at December 31, 2012.  Loans and securities which have adjustable interest rates are shown as maturing in the period during which the contract is due.  The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses.

	Loans(1)		MBS		Investment Securities		Total
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Amounts due:
Within one year	$36,067	4.57%	$--	--%	$5,331	2.92%	$41,398	4.36%

After one year:
Over one to two	36,383	3.82	--	--	8,368	3.08	44,751	3.68
Over two to three	12,528	5.02	--	--	87,865	1.32	100,393	1.78
Over three to five	53,258	5.16	5,319	5.43	596,343	1.19	654,920	1.55
Over five to ten	325,818	4.58	536,367	3.64	132,329	1.20	994,514	3.62
Over 10 to 15	1,456,528	3.76	942,260	2.71	2,207	5.29	2,400,995	3.35
After 15 years	3,767,311	4.07	840,241	2.94	4,990	3.06	4,612,542	3.87
Total due after one year	5,651,826	4.04	2,324,187	3.02	832,102	1.25	8,808,115	3.50

	$5,687,893	4.04%	$2,324,187	3.02%	$837,433	1.26%	$8,849,513	3.50%

(1)

Demand loans, loans having no stated maturity, and overdraft loans are included in the amounts due within one year.  Construction loans are presented based on the term to complete construction.  The maturity date for home equity loans assumes the customer always makes the required minimum payment.

The Bank utilizes FHLB advances to provide funds for lending and investment activities.  The Bank’s policies and FHLB lending guidelines allow total FHLB borrowings up to 40% of total Bank assets.  At December 31, 2012, the Bank’s ratio of the par value of the FHLB advances to total assets, as reported to the OCC, was 28%.  The advances are secured by a blanket pledge of our loan portfolio, as collateral, supported by quarterly reporting to the FHLB.  Currently, the blanket pledge is sufficient collateral for the FHLB advances.  It is possible that increases in our borrowings or decreases in our loan portfolio or changes in FHLB lending guidelines could require the Bank to pledge securities as collateral on the FHLB advances.  The Bank relies on FHLB advances as a primary source of borrowings.  The outstanding amount of FHLB advances was $2.55 billion at December 31, 2012, of which $375.0 million is scheduled to mature in the next 12 months.  Maturing advances will likely be replaced with borrowings with terms between 36 and 60 months.

The Bank has access to and utilizes other sources for liquidity, such as secondary market repurchase agreements, brokered deposits, and public unit deposits.  At December 31, 2012, the Bank had repurchase agreements of $365.0 million, or approximately 4% of total assets, $145.0 million of which were scheduled to mature in the next 12 months.  The Bank may enter into additional repurchase agreements as management deems appropriate, not to exceed 15% of total assets.  The Bank has pledged securities with an estimated fair value of $426.1 million as collateral for repurchase agreements at December 31, 2012.  The securities pledged for the repurchase agreements will be delivered back to the Bank when the repurchase agreements mature.

The Bank’s internal policy limits total borrowings to 55% of total assets.  At December 31, 2012, the Bank had total borrowings, at par, of $2.92 billion, or approximately 32% of total assets.

As of December 31, 2012, the Bank’s policy allows for combined brokered and public unit deposits up to 15% of total deposits.  At December 31, 2012, the Bank had brokered and public unit deposits totaling $270.8 million, or approximately 6% of total deposits.  Management continuously monitors the wholesale deposit market for opportunities to obtain brokered and public unit deposits at attractive rates.  The Bank has pledged securities with an estimated fair value of $228.4 million as collateral for public unit deposits.  The securities pledged as collateral for public unit deposits are held under joint custody receipt by the FHLB and generally will be released upon deposit maturity.

At December 31, 2012, $1.20 billion of the Bank’s $2.52 billion of certificates of deposit were scheduled to mature within one year. Included in the $1.20 billion were $153.7 million of public unit and brokered deposits.  Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products at the prevailing rate, although no assurance can be given in this regard.

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

Generally, savings institutions, such as the Bank, may make capital distributions during any calendar year equal to earnings of the previous two calendar years and current year-to-date earnings.  It is generally required that the Bank remain well capitalized before and after the proposed distribution.  However, an institution deemed to be in need of more than normal supervision by the OCC may have its capital distribution authority restricted.  A savings institution, such as the Bank, that is a subsidiary of a savings and loan holding company and that proposes to make a capital distribution must submit written notice to the OCC and FRB 30 days prior to such distribution.  The OCC and FRB may object to the distribution during that 30-day period based on safety and soundness or other concerns.  Savings institutions that desire to make a larger capital distribution, or are under special restrictions, or are not, or would not be, well capitalized following a proposed capital distribution, however, must obtain regulatory approval prior to making such distribution.

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company.  So long as the Bank continues to remain “well capitalized” after each capital distribution and operates in a safe and sound manner, it is management’s belief that the OCC and FRB will continue to allow the Bank to distribute its net income to the Company, although no assurance can be given in this regard.

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

The Company paid cash dividends of $114.3 million during the current quarter.  The $114.3 million of dividends paid during the current quarter consisted of a $0.52 per share True Blue® dividend, or $76.5 million, a special year-end dividend of $0.18 per share, or $26.6 million, related to fiscal year 2012 earnings, per the Company’s dividend policy, and a regular quarterly dividend of $0.075 per share, or $11.2 million.  On January 22, 2013, the Company declared a regular quarterly cash dividend of $0.075 per share, or approximately $11.0 million, payable on February 15, 2013 to stockholders of record as of the close of business on February 1, 2013.  Dividend payments depend upon a number of factors including the Company’s financial condition and results of operations, the Bank’s regulatory capital requirements, regulatory limitations on the Bank’s ability to make capital distributions to the Company, and the amount of cash at the holding company.  At December 31, 2012, Capitol Federal Financial, Inc., at the holding company level, had $233.8 million on deposit with the Bank.

In December 2011, the Company announced that its Board of Directors approved the repurchase of up to $193.0 million of the Company’s common stock.  The Company began repurchasing common stock during the second quarter of fiscal year 2012 and, as of December 31, 2012, had repurchased 15,906,384 shares at an average price of $11.80, or $187.6 million.  In November 2012, the Company announced its Board of Directors approved a new $175.0 million stock repurchase program to commence once the previous repurchase plan, under which $5.4 million remains available as of December 31, 2012, is completed.  These plans have no expiration date.

Off Balance Sheet Arrangements, Commitments and Contractual Obligations

The Company, in the normal course of business, makes commitments to buy or sell assets or to incur or fund liabilities.  Commitments may include, but are not limited to:

•	the origination, purchase, or sale of loans;
•	the purchase or sale of investment securities and MBS;
•	extensions of credit on home equity loans, construction loans, and commercial loans;
•	terms and conditions of operating leases; and
•	funding withdrawals of deposit accounts at maturity.

The following table summarizes our contractual obligations and other material commitments as of December 31, 2012.

	Maturity Range
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
	(Dollars in thousands)

Operating leases	$11,948	$1,175	$2,037	$1,768	$6,968

Certificates of deposit	$2,517,739	$1,200,709	$1,031,088	$283,563	$2,379
Weighted average rate	1.41%	1.05%	1.74%	1.68%	2.36%

FHLB advances	$2,550,000	$375,000	$1,100,000	$975,000	$100,000
Weighted average rate	2.53%	3.58%	1.90%	2.81%	2.82%

Repurchase agreements	$365,000	$145,000	$120,000	$100,000	$--
Weighted average rate	3.83%	3.81%	4.24%	3.35%	--%

Commitments to originate/refinance
and purchase/participate in loans	$217,846	$217,846	$--	$--	$--
Weighted average rate	3.22%	3.22%	--%	--%	--%

Commitments to fund unused home
equity lines of credit and
unadvanced commercial loans	$262,525	$262,525	$--	$--	$--
Weighted average rate	4.55%	4.55%	--%	--%	--%

Unadvanced portion of
construction loans	$30,843	$30,843	$--	$--	$--
Weighted average rate	3.62%	3.62%	--%	--%	--%

A percentage of commitments to originate mortgage loans are expected to expire unfunded, so the amounts reflected in the table above are not necessarily indicative of future liquidity requirements.  Additionally, the Bank is not obligated to honor commitments to fund unused home equity lines of credit if a customer is delinquent or otherwise in violation of the loan agreement.

We anticipate we will continue to have sufficient funds, through repayments and maturities of loans and securities, deposits and borrowings, to meet our current commitments.  We had no material off-balance sheets arrangements as of December 31, 2012.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims.  In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company’s consolidated financial statements for the quarter ended December 31, 2012 or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status for the Bank in accordance with regulatory standards.  As of December 31, 2012, the Bank exceeded all regulatory capital requirements.  The Company currently does not have any regulatory capital requirements.  The following table presents the Bank’s regulatory capital ratios at December 31, 2012 based upon regulatory guidelines.

		Regulatory
		Requirement For
	Bank	“Well-Capitalized”
	Ratios	Status
Tier 1 leverage ratio	14.7%	5.0%
Tier 1 risk-based capital	36.3%	6.0%
Total risk-based capital	36.6%	10.0%

A reconciliation of the Bank’s equity under GAAP to regulatory capital amounts as of December 31, 2012 is as follows (dollars in thousands):

Total Bank equity as reported under GAAP	$1,378,261
Unrealized gains on AFS securities	(20,402)
Total Tier 1 capital	1,357,859
ACL	10,477
Total risk-based capital	$1,368,336

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

For a complete discussion of the Bank’s asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Bank’s portfolios, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk” in the Company’s Annual Report to Stockholders for the year ended September 30, 2012, attached as Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.  The analyses presented in the tables below reflect the level of market risk at the Bank and does not include the assets of the Company, at the holding company level, other than cash that was deposited at the Bank as of December 31, 2012 and September 30, 2012, which is reflected in the Bank’s tables below.  The rates of interest the Bank earns on its assets and pays on its liabilities are generally established contractually for a period of time.  Fluctuations in interest rates have a significant impact not only upon our net income, but also upon the cash flows and market values of our assets and liabilities.  Our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities.  Risk associated with changes in interest rates on the earnings of the Bank and the market value of its financial assets and liabilities is known as interest rate risk.  Interest rate risk is our most significant market risk and our ability to adapt to changes in interest rates is known as interest rate risk management.

The general objective of our interest rate risk management program is to determine and manage an appropriate level of interest rate risk while maximizing net interest income in a manner consistent with our policy to reduce, to the extent practicable, the exposure of net interest income to changes in market interest rates.  The Asset and Liability Committee regularly reviews the interest rate risk exposure of the Bank by forecasting the impact of hypothetical, alternative interest rate environments on net interest income and the market value of portfolio equity (“MVPE”) at various dates.  The MVPE is defined as the net of the present value of cash flows from existing assets, liabilities, and off-balance sheet instruments.  The present values are determined based upon market conditions as of the date of the analysis, as well as in alternative interest rate environments providing potential changes in the MVPE under those alternative interest rate environments.  Net interest income is projected in the same alternative interest rate environments with both a static balance sheet and with management strategies considered.  The MVPE and net interest income analyses are also conducted to estimate our sensitivity to rates for future time horizons based upon market conditions as of the date of the analysis.  In addition to the interest rate environments presented below, management also reviews the impact of non-parallel rate shock scenarios on a quarterly basis.  These scenarios consist of flattening and steepening the yield curve by changing short-term and long-term interest rates independent of each other, and simulating cash flows and valuations as a result of these hypothetical changes in interest rates.  This analysis helps management quantify the Bank’s exposure to changes in the shape of the yield curve.

For each period presented in the following table, the estimated percentage change in the Bank’s net interest income based on the indicated instantaneous, parallel and permanent change in interest rates is presented.  The percentage change in each interest rate environment represents the difference between estimated net interest income in the 0 basis point interest rate environment (“base case”, assumes the forward market and product interest rates implied by the yield curve are realized) and the estimated net interest income in each alternative interest rate environment (assumes market and product interest rates have a parallel shift in rates across all maturities by the indicated change in rates).  Estimations of net interest income used in preparing the table below are based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change materially and that any repricing of assets or liabilities occurs at anticipated product and market rates for the alternative rate environments as of the dates presented.  The estimation of net interest income does not include any projected gains or losses related to the sale of loans or securities, or income derived from non-interest income sources, but does include the use of different prepayment assumptions in the alternative interest rate environments.  It is important to consider that estimated changes in net interest income are for a cumulative four-quarter period.  These do not reflect the earnings expectations of management.

Change	Percentage Change in Net Interest Income
(in Basis Points)	At
in Interest Rates(1)	December 31, 2012	September 30, 2012
-100 bp	N/A	N/A
000 bp	--	--
+100 bp	2.61%	5.00%
+200 bp	1.25%	3.79%
+300 bp	(1.20)%	1.54%

(1)	Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

The projected percentage change in net interest income was lower at December 31, 2012 than September 30, 2012 due primarily to a decrease in mortgage-related assets projected to reprice in the next 12 months, as compared to the prior quarter.  The decrease in mortgage-related assets projected to reprice was due primarily to market interest rates being higher at December 31, 2012 than at

September 30, 2012.  Since mortgage rates were higher at December 31, 2012, borrowers’ have less economic incentive to refinance or endorse their mortgage at December 31, 2012, as compared to September 30, 2012.  In addition, as the Bank received cash flows from these assets throughout the quarter and as assets were refinanced, endorsed or purchased, the cash flows from these assets were generally priced at current market rates, which were generally less than the average rates of our existing portfolios.  As a result, cash flow projections on these assets lengthen, generally beyond the one year horizon.

As a result of the low level of interest rates at each period presented, assets that were projected to reprice over the one year time horizon were far greater than the liabilities expected to reprice.  As interest rates rise, more assets reprice to the higher interest rates than do liabilities, thus increasing net interest income projections compared to the base case.  However, the more interest rates rise, the less economic incentive and ability borrowers and agency debt issuers have to modify their cost of debt; thus, cash flows are significantly reduced.  Consequently, the benefit of rising interest rates to net interest income diminishes as interest rates rise due to a reduction in asset cash flow projections.  At December 31, 2012, in the +300 basis point interest rate environment, cash flows related to assets diminish to such levels that the benefit of reinvesting those cash flows at higher interest rates was more than offset by the cash flows from liabilities repricing to a higher interest rate.  See the Gap analysis discussion below for additional information.

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

Change	Percentage Change in MVPE
(in Basis Points)	At
in Interest Rates(1)	December 31, 2012	September 30, 2012
-100 bp	N/A	N/A
000 bp	--	--
+100 bp	0.27%	3.09%
+200 bp	(8.55)%	(3.72)%
+300 bp	(19.25)%	(13.79)%

(1)	Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

Changes in the estimated market values of our financial assets and liabilities drive changes in estimates of MVPE.  The market value of an asset or liability reflects the present value of all the projected cash flows over its remaining life, discounted at current market interest rates.  As interest rates rise, generally the market value for both financial assets and liabilities decrease.  The opposite is generally true as interest rates fall.  The MVPE represents the theoretical market value of capital that is calculated by netting the market value of assets and liabilities.  If the market values of financial assets increase at a faster pace than the market values of financial liabilities, or if the market values of financial liabilities decrease at a faster pace than the market values of financial assets, the MVPE will increase.  The magnitude of the changes in the Bank’s MVPE represents the Bank’s interest rate risk.  The market value of shorter term-to-maturity financial instruments is less sensitive to changes in interest rates than are longer term-to-maturity financial instruments.  Because of this, our certificates of deposit (which generally have relatively shorter average lives) tend to display less sensitivity to changes in interest rates than do our mortgage-related assets (which generally have relatively longer average lives).  The average life expected on our mortgage-related assets varies under different interest rate environments because borrowers have the ability to prepay their mortgage loans.  Therefore, as interest rates decrease, the WAL of mortgage-related assets decrease as well.  As interest rates increase, the WAL would be expected to increase as well.

For both periods presented, the average life of the Bank’s mortgage-related assets were shorter than the average life of the Bank’s long-term borrowings and core deposits due to the low level of interest rates.  Because the level of interest rates at both December 31, 2012 and September 30, 2012 were at or near historical lows, prepayment projections for mortgage-related assets and call projections for callable agency debentures were high, thereby significantly reducing the average life of these assets.  As interest rates rise, the market values of the Bank’s financial liabilities decrease at a faster pace than that of its assets. As a result, the Bank’s MVPE increases in the +100 basis point interest rate environment.

As interest rates move higher in the +200 and +300 basis point interest rate environments, prepayment projections for mortgage-related assets, in general, are expected to decrease significantly.  As interest rates rise to these levels, projected prepayments would likely only be realized through changes in borrowers’ lives such as divorce, death, job-related relocations, or other life changing events, resulting in an increase in the average life of these assets.  Call projections for the Bank’s callable agency debentures would also decrease significantly as interest rates rise to these levels, which would result in the cash flows for these assets to move toward their contractual maturities.  The longer expected average lives of these assets, relative to the assumptions in the base case environment, increases their sensitivity to changes in interest rates.  As a result, the Bank’s sensitivity to rising interest rates increases to such a point that the expected decrease in the market value of the Bank’s financial assets more than offsets the decrease in the market value of its financial liabilities, resulting in a decrease in the MVPE in these interest rate environments.

The Bank’s exposure to higher interest rates increased at December 31, 2012 compared to September 30, 2012 due to an increase in interest rates between period ends, particularly mortgage rates. The increase in interest rates resulted in a longer WAL of all mortgage-related assets compared to the prior quarter.  The longer WAL resulted in an increase in the price sensitivity of all mortgage-related assets and, as a result, of financial assets as a whole.  Since the price sensitivity of all financial assets increased in the base case between periods, the adverse impact of rising interest rates is thereby increased in all interest rate environments presented

The following gap table summarizes the anticipated maturities or repricing periods of the Bank’s interest-earning assets and interest-bearing liabilities as of December 31, 2012 based on the information and assumptions set forth in the notes below.  Cash flow projections for mortgage-related assets are calculated based on current interest rates.  Prepayment projections are subjective in nature, involve uncertainties and assumptions and, therefore, cannot be determined with a high degree of accuracy.  Although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates.  Assumptions may not reflect how actual yields and costs respond to market changes.  The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates.  Certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the gap table below.  For additional information regarding the impact of changes in interest rates, see the preceding Percentage Change in Net Interest Income and Percentage Change in MVPE discussions and tables.

	Within	Three to	More Than	More Than
	Three	Twelve	One Year to	Three Years	Over
	Months	Months	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable:(1)
Mortgage loans:
Fixed-rate	$402,184	$1,066,438	$1,216,637	$523,198	$1,126,157	$4,334,614
Adjustable-rate	92,166	731,278	261,391	71,553	21,262	1,177,650
Other loans	116,785	13,407	11,868	4,036	4,016	150,112
Investment securities(2)	174,919	176,196	168,267	210,555	105,008	834,945
MBS(3)	314,032	779,731	614,025	265,760	320,326	2,293,874
Other interest-earning assets	66,386	--	--	--	--	66,386
Total interest-earning assets	1,166,472	2,767,050	2,272,188	1,075,102	1,576,769	8,857,581

Interest-bearing liabilities:
Deposits:
Checking(4)	105,418	46,407	103,539	82,836	318,039	656,239
Savings(4)	78,171	12,463	28,737	22,289	123,535	265,195
Money market(4)	60,497	281,948	314,141	173,130	547,051	1,376,767
Certificates	392,292	811,813	1,027,720	284,067	1,847	2,517,739
Borrowings(5)	50,000	472,827	1,220,000	1,075,000	147,260	2,965,087
Total interest-bearing liabilities	686,378	1,625,458	2,694,137	1,637,322	1,137,732	7,781,027

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$480,094	$1,141,592	$(421,949)	$(562,220)	$439,037	$1,076,554

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities	$480,094	$1,621,686	$1,199,737	$637,517	$1,076,554

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities as a
percent of total Bank assets at
December 31, 2012	5.20%	17.55%	12.99%	6.90%	11.65%
September 30, 2012	6.18	22.82	20.61	13.59	11.93

(1)

ARM loans are included in the period in which the rate is next scheduled to adjust or in the period in which repayments are expected to occur, or prepayments are expected to be received, prior to their next rate adjustment, rather than in the period in which the loans are due.  Fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization and prepayment assumptions.  Balances are net of deferred fees and exclude loans 90 or more days delinquent or in foreclosure, which totaled $19.0 million at December 31, 2012.

(2)	Based on contractual maturities, term to call dates or pre-refunding dates as of December 31, 2012, at amortized cost.
(3)	Reflects projected prepayments of MBS, at amortized cost.
(4)

Although the Bank’s checking, savings and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities.  The decay rates (the assumed rates at which the balances of existing accounts would decline) used on these accounts is based on assumptions developed from our actual experiences with these accounts.  If all of the Bank’s checking, savings and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $91.6 million, for a cumulative one-year gap of (1.0)% of total assets.

(5)	Borrowings exclude $17.7 million of deferred prepayment penalty costs and $231 thousand of deferred gains on terminated interest rate swap agreements.

The decrease in the one-year gap to 17.55% at December 31, 2012, from 22.82% at September 30, 2012, was due primarily to a decrease in the amount of assets expected to reprice over the next 12 months compared to the prior quarter as a result of an increase in interest rates between the two periods.  The increase in mortgage rates decreased prepayment expectations and thus decreased the amount of assets expected to reprice over the next 12 months compared to the prior quarter.  Additionally, the higher interest rates also reduced the amount of expected calls in the Bank’s investment securities portfolio as agency debt issuers have less economic incentive to exercise embedded call options due to the higher interest rate environment.  If interest rates were to increase 200 basis points, the Bank’s one-year gap would be $145.7 million, or 1.6% of total assets.  The significant decrease in the positive gap amount in the + 200 basis point scenario at December 31, 2012 is due to a significant decrease in the amount of assets expected to reprice if rates were to increase 200 basis points.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Act”) as of December 31, 2012.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2012, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) identified in connection with the evaluation required by Rule 13a-15(d) of the Act that occurred during the Company’s quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II -   OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.    We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Item 1A.  Risk Factors

There have been no material changes to our risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.  For a summary of risk factors relevant to our operations, see Part I, Item 1A in our 2012 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

See  “Liquidity and Capital Resources - Capital”  in  “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”  regarding the OCC restrictions on dividends from the Bank to the Company.

The following table summarizes our share repurchase activity during the three months ended December 31, 2012 and additional information regarding our share repurchase program.  In December 2011, the Company announced that the Board of Directors approved the repurchase of up to $193.0 million of the Company’s common stock.   In November 2012, the Company announced that the Board of Directors approved a new $175.0 million stock repurchase program to commence once the previous repurchase plan is completed.  These plans have no expiration date.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
October 1, 2012 through
October 31, 2012	728,600	$11.92	728,600	$35,338,092
November 1, 2012 through
November 30, 2012	2,535,282	11.82	2,535,282	180,363,534
December 1, 2012 through
December 31, 2012	--	--	--	180,363,534
Total	3,263,882	$11.84	3,263,882	$180,363,534

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: February 4, 2013	By: /s/ John B. Dicus
John B. Dicus, Chairman, President and Chief Executive Officer

Date: February 4, 2013	By: /s/ Kent G. Townsend
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
10.1(ii)

Capitol Federal Financial, Inc.’s Employee Stock Ownership Plan, as amended, filed on May 10, 2011 as Exhibit 10.1(ii) to the March 31, 2011 Form 10-Q for Capitol Federal Financial, Inc., and incorporated herein by reference

10.1(iii)

Form of Change of Control Agreement with each of John B. Dicus, Kent G. Townsend, R. Joe Aleshire, Larry Brubaker, and Rick C. Jackson filed on January 20, 2011 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference

10.1(iv)

Form of Change of Control Agreement with each Natalie G. Haag and Carlton A. Ricketts filed on November 29, 2012 as Exhibit 10.1(iv) to the Registrant’s Annual Report on Form 10-K and incorporated herein by reference

10.2

Capitol Federal Financial’s 2000 Stock Option and Incentive Plan (the “Stock Option Plan”) filed on April 13, 2000 as Appendix A to Capitol Federal Financial’s Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference

10.3

Capitol Federal Financial’s 2000 Recognition and Retention Plan filed on April 13, 2000 as Appendix B to Capitol Federal Financial’s Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference

10.4

Capitol Federal Financial Deferred Incentive Bonus Plan, as amended, filed on May 5, 2009 as Exhibit 10.4 to the March 31, 2009 Form 10-Q for Capitol Federal Financial and incorporated herein by reference

10.5

Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference

10.6

Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference

10.7

Form of Restricted Stock Agreement under the Recognition and Retention Plan filed on February 4, 2005 as Exhibit 10.7 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference

10.8	Description of Named Executive Officer Salary and Bonus Arrangements filed on November 29, 2012 as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K and incorporated herein by reference
10.9	Description of Director Fee Arrangements filed on February 9, 2011 as Exhibit 10.9 to the December 31, 2010 Form 10-Q and incorporated herein by reference
10.10	Short-term Performance Plan filed on August 4, 2011 as Exhibit 10.10 to the June 30, 2011 Form 10-Q and incorporated herein by reference
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

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, filed with the SEC on February 4, 2013, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at December 31, 2012 and September 30, 2012, (ii) Consolidated Statements of Operations for the three months ended December 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three months ended December 31, 2012 and 2011, (iv) Consolidated Statement of Stockholders’ Equity for the three months ended December 31, 2012, (v) Consolidated Statements of Cash Flows for the three months ended December 31, 2012 and 2011, and (vi) Notes to the Unaudited Consolidated Financial Statements **

*No statement is provided because the computation of per share earnings can be clearly determined from the Financial Statements included in this report.

**Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.