Form 10-Q
period 2013-03-31
Capitol Federal Financial Inc
filed 2013-05-03
CIK 1490906

UNITED STATES SECURITIES

 AND EXCHANGE COMMISSION

Washington, D.C.    20549

_________________

Form 10-Q

_________________

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of April 24,  2013, there were 148,958,246 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	March 31,	September 30,
	2013	2012
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $30,975 and $127,544)	$48,574	$141,705
Securities:
Available-for-sale (“AFS”) at estimated fair value (amortized cost of $1,216,857 and $1,367,925)	1,245,443	1,406,844
Held-to-maturity (“HTM”) at amortized cost (estimated fair value of $2,014,843 and $1,969,899)	1,953,779	1,887,947
Loans receivable, net (of allowance for credit losses (“ACL”) of $10,072 and $11,100)	5,715,273	5,608,083
Bank-owned life insurance (“BOLI”)	58,756	58,012
Capital stock of Federal Home Loan Bank (“FHLB”), at cost	130,680	132,971
Accrued interest receivable	24,447	26,092
Premises and equipment, net	61,754	57,766
Other real estate owned (“OREO”), net	6,682	8,047
Other assets	148,330	50,837
TOTAL ASSETS	$9,393,718	$9,378,304

LIABILITIES:
Deposits	$4,693,573	$4,550,643
Advances from FHLB, net	2,634,465	2,530,322
Repurchase agreements	315,000	365,000
Advance payments by borrowers for taxes and insurance	49,959	55,642
Income taxes payable	3,199	918
Deferred income tax liabilities, net	22,500	25,042
Accounts payable and accrued expenses	32,015	44,279
Total liabilities	7,750,711	7,571,846

STOCKHOLDERS’ EQUITY:
Preferred stock ($0.01 par value) 100,000,000 shares authorized; no shares issued or outstanding	--	--
Common stock ($0.01 par value) 1,400,000,000 shares authorized; 149,301,782 and 155,379,739
shares issued and outstanding as of March 31, 2013 and September 30, 2012, respectively	1,493	1,554
Additional paid-in capital	1,245,057	1,292,122
Unearned compensation, Employee Stock Ownership Plan (“ESOP”)	(46,089)	(47,575)
Retained earnings	424,765	536,150
Accumulated other comprehensive income (“AOCI”), net of tax	17,781	24,207
Total stockholders’ equity	1,643,007	1,806,458
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,393,718	$9,378,304

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
INTEREST AND DIVIDEND INCOME:
Loans receivable	$56,936	$59,785	$115,403	$120,460
Mortgage-backed securities (“MBS”)	14,446	18,169	29,629	36,542
Investment securities	2,457	4,115	5,322	8,752
Capital stock of FHLB	1,105	1,111	2,233	2,202
Cash and cash equivalents	36	94	69	145
Total interest and dividend income	74,980	83,274	152,656	168,101

INTEREST EXPENSE:
FHLB advances	17,909	20,443	36,537	42,782
Deposits	9,344	11,835	19,193	24,622
Repurchase agreements	3,407	3,530	6,976	7,857
Total interest expense	30,660	35,808	62,706	75,261

NET INTEREST INCOME	44,320	47,466	89,950	92,840

PROVISION FOR CREDIT LOSSES	--	1,500	233	2,040

NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	44,320	45,966	89,717	90,800

OTHER INCOME:
Retail fees and charges	3,521	3,854	7,513	8,018
Insurance commissions	979	774	1,550	1,343
Loan fees	418	560	885	1,135
Income from BOLI	361	387	743	799
Other income, net	665	597	1,021	1,029
Total other income	5,944	6,172	11,712	12,324

 (Continued)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
OTHER EXPENSES:
Salaries and employee benefits	12,155	10,586	24,336	21,173
Occupancy	2,391	2,091	4,709	4,170
Information technology and communications	2,232	1,834	4,430	3,664
Regulatory and outside services	1,290	1,113	3,055	2,548
Deposit and loan transaction costs	1,384	1,245	2,910	2,505
Federal insurance premium	1,116	1,084	2,230	2,176
Advertising and promotional	1,004	841	2,036	1,751
Other expenses, net	1,645	3,175	4,252	6,049
Total other expenses	23,217	21,969	47,958	44,036

INCOME BEFORE INCOME TAX EXPENSE	27,047	30,169	53,471	59,088

INCOME TAX EXPENSE	9,332	10,854	18,193	20,984

NET INCOME	$17,715	$19,315	$35,278	$38,104

Basic earnings per share	$0.12	$0.12	$0.24	$0.24
Diluted earnings per share	$0.12	$0.12	$0.24	$0.24
Dividends declared per share	$0.08	$0.08	$0.85	$0.25

Basic weighted average common shares	145,381,605	161,721,616	146,645,899	161,822,674
Diluted weighted average common shares	145,381,718	161,727,618	146,646,006	161,829,691

 (Concluded)

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net income	$17,715	$19,315	$35,278	$38,104
Other comprehensive income, net of tax:
Changes in unrealized holding losses on AFS securities, net of deferred income taxes of $1,594 and $976 for the three months ended March 31,
2013 and 2012, respectively, and $3,907 and $1,091 for the six months
ended March 31, 2013 and 2012, respectively	(2,621)	(1,597)	(6,426)	(1,853)
Comprehensive income	$15,094	$17,718	$28,852	$36,251

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands, except per share data)

		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders’
	Stock	Capital	ESOP	Earnings	AOCI	Equity

Balance at October 1, 2012	$1,554	$1,292,122	$(47,575)	$536,150	$24,207	$1,806,458
Net income				35,278		35,278
Other comprehensive income, net of tax					(6,426)	(6,426)
ESOP activity, net		1,790	1,486			3,276
Restricted stock activity, net		155				155
Stock-based compensation		1,586				1,586
Repurchase of common stock	(61)	(50,596)		(21,338)		(71,995)
Dividends on common stock to
stockholders ($0.85 per share)				(125,325)		(125,325)
Balance at March 31, 2013	$1,493	$1,245,057	$(46,089)	$424,765	$17,781	$1,643,007

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Six Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,278	$38,104
Adjustments to reconcile net income to net cash provided by
operating activities:
FHLB stock dividends	(2,233)	(2,202)
Provision for credit losses	233	2,040
Originations of loans receivable held-for-sale (“LHFS”)	(2,769)	(2,491)
Proceeds from sales of LHFS	2,868	3,207
Amortization and accretion of premiums and discounts on securities	4,515	4,279
Depreciation and amortization of premises and equipment	2,581	2,400
Amortization of deferred amounts related to FHLB advances, net	4,143	4,010
Common stock committed to be released for allocation - ESOP	3,276	3,151
Stock-based compensation	1,586	83
Changes in:
Prepaid federal insurance premium	1,977	1,921
Accrued interest receivable	1,645	1,892
Other assets, net	(915)	1,934
Income taxes payable/receivable	3,801	2,489
Accounts payable and accrued expenses	(12,242)	(10,094)
Net cash provided by operating activities	43,744	50,723

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(379,187)	(563,330)
Purchase of HTM securities	(420,501)	(516,374)
Proceeds from calls, maturities and principal reductions of AFS securities	529,899	329,721
Proceeds from calls, maturities and principal reductions of HTM securities	350,510	718,835
Proceeds from the redemption of capital stock of FHLB	4,524	2,117
Purchases of capital stock of FHLB	--	(3,652)
Net increase in loans receivable	(111,672)	(81,808)
Purchases of premises and equipment	(6,233)	(4,348)
Proceeds from sales of OREO	5,858	4,583
Net cash used in investing activities	(26,802)	(114,256)

(Continued)

	For the Six Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(125,325)	(40,483)
Deposits, net of withdrawals	142,930	161,837
Proceeds from borrowings	403,130	600,100
Repayments on borrowings	(453,130)	(600,100)
Deferred FHLB prepayment penalty	--	(7,937)
Change in advance payments by borrowers for taxes and insurance	(5,683)	(5,495)
Repurchase of common stock	(71,995)	(21,752)
Net cash (used in) provided by financing activities	(110,073)	86,170

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(93,131)	22,637

CASH AND CASH EQUIVALENTS:
Beginning of period	141,705	121,070
End of period	$48,574	$143,707

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$14,391	$18,560
Interest payments	$58,747	$72,177

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
FHLB advances that will settle in a subsequent period	$100,000	$--

(Concluded)

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

1.   Summary of Significant Accounting Policies

Basis of Presentation - The accompanying consolidated financial statements of Capitol Federal® Financial, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, filed with the Securities and Exchange Commission (“SEC”).  Interim results are not necessarily indicative of results for a full year.

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

Troubled debt restructurings (“TDRs”) - For borrowers experiencing financial difficulties, the Bank may grant a concession to the borrower.  Generally, the Bank grants a short-term payment concession to borrowers who are experiencing a temporary cash flow problem.  The most frequently used concession is to reduce the monthly payment amount for a period of 6 to 12 months, often by requiring payments of only interest and escrow during this period, resulting in an extension of the maturity date of the loan.  For more severe situations requiring long-term solutions, the Bank also offers interest rate reductions to currently-offered rates and the capitalization of delinquent interest and/or escrow resulting in an extension of the maturity date of the loan.  The Bank does not forgive principal or interest nor does it commit to lend additional funds, except for the capitalization of delinquent interest and/or escrow not to exceed the original loan balance, to these borrowers.

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

The TDRs discussed above will be reported as such until paid-off, unless the loan has been restructured to an interest rate equal to or greater than the rate the Bank was willing to accept at the time of the restructuring for a new loan with comparable risk, and has performed under the new terms of the restructuring agreement for at least 12 consecutive months.

During July 2012, the Office of the Comptroller of the Currency (“OCC”) provided guidance to the industry regarding loans that had been discharged under Chapter 7 bankruptcy proceedings where the borrower has not reaffirmed the debt owed to the lender.  The OCC requires that these loans be reported as TDRs, regardless of their delinquency status.  These loans will be reported as TDRs until the borrower has made 48 consecutive monthly loan payments after the Chapter 7 discharge date.

Delinquent loans - A loan is considered delinquent when payment has not been received within 30 days of its contractual due date.

Nonaccrual loans - The accrual of income on loans is discontinued when interest or principal payments are 90 days in arrears or, for TDR loans, the borrower has not made six consecutive monthly payments per the restructured loan terms or since the discharge date for loans discharged under Chapter 7 bankruptcy proceedings where the borrower did not reaffirm the debt.  Loans on which the accrual of income has been discontinued are designated as nonaccrual and outstanding interest previously credited beyond 90 days delinquent is reversed.  A nonaccrual loan is returned to accrual status once the contractual payments have been made to bring the loan less than 90 days past due or, in the case of a TDR loan, the borrower has made six consecutive payments per the restructured loan terms or the borrower has made six consecutive payments since the discharge date for loans discharged under Chapter 7 bankruptcy proceedings where the borrower did not reaffirm the debt.

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

For one- to four-family secured loans, losses are charged-off when the loan is generally 180 days delinquent.  Losses are based on new collateral values obtained through appraisals, less estimated costs to sell.  Anticipated private mortgage insurance (“PMI”) proceeds are taken into consideration when calculating the loss amount.  An updated appraisal is requested, at a minimum, every 12 months thereafter if the loan remains 180 days or more delinquent.  If the Bank holds the first and second mortgage, both loans are combined when evaluating whether there is a potential loss on the loan.  Charge-offs for real estate-secured loans may also occur at any time if the Bank has knowledge of the existence of a potential loss.  For all real estate loans that are not secured by one- to four-family property, losses are charged-off when the collection of such amounts is unlikely.  When a non-real estate secured loan is 120 days delinquent, any identified losses are charged-off.

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

Each quarter, a formula analysis is prepared which segregates the loan portfolio into categories based on certain risk characteristics.  The categories include the following: one- to four-family loans; multi-family and commercial loans; consumer home equity loans; and other consumer loans.  Home equity loans with the same underlying collateral as a one- to four-family loan are combined with the one- to four-family loan in the formula analysis model to calculate a combined LTV ratio.  Loans individually evaluated for loss are excluded from the formula analysis model.  The one- to four-family loan portfolio and related home equity loans are segregated into additional categories based on the following risk characteristics: originated or bulk purchased; interest payments (fixed-rate, adjustable-rate, and interest-only); LTV ratios; borrower’s credit scores; and geographic location.  The categories were derived by management based on reviewing the historical performance of the one- to four-family loan portfolio and taking into consideration current economic conditions, such as trends in residential real estate values in certain areas of the U.S. and unemployment rates.  The geographic location categories, specifically for bulk purchased loans, pertain primarily to certain states in which the Bank has experienced measurable loan losses.

Quantitative loss factors are applied to each loan category in the formula analysis model based on the historical loss experience for each respective loan category.  Each quarter, management reviews the historical loss time periods and utilizes the historical loss time periods believed to be the most reflective of the current economic conditions and recent charge-off experience.

Qualitative loss factors are applied to each loan category in the formula analysis model.  The qualitative loss factors that are applied in the formula analysis model for one- to four-family and consumer loan portfolios are: unemployment rate trends; collateral value trends; credit score trends; and delinquent loan trends.  The qualitative loss factors that are applied in the formula analysis model for multi-family and commercial loan portfolio are: unemployment rate trends; credit score trends; delinquent loan trends; and a factor based on management’s judgment due to the higher risk nature of these loans, as compared to one- to four-family loans.  As loans are classified or become delinquent, the qualitative loss factors increase for each respective loan category.  Additionally, TDRs that have not been partially charged-off are included in a category within the formula analysis model with an overall higher qualitative loss factor than corresponding performing loans, for the life of the loan.  The qualitative factors were derived by management based on a review of the historical performance of the respective loan portfolios and consideration of current economic conditions and their likely impact to the loan portfolio.

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

Recent Accounting Pronouncements - In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which revised how entities present comprehensive income in their financial statements.  The ASU requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  In a continuous statement of comprehensive income, an entity would be required to present the components of the income statement as presented today, along with the components of other comprehensive income.  In the two-statement approach, an entity would be required to present a statement that is consistent with the income statement format used today, along with a second statement, which would immediately follow the income statement that would include the components of other comprehensive income.  The ASU did not change the items that an entity must report in other comprehensive income.  ASU 2011-05 was effective October 1, 2012 for the Company.  The Company elected the two-statement approach upon adoption on October 1, 2012 and applied the ASU retrospectively for all periods presented in the financial statements.

In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  The ASU clarifies the scope of the offsetting disclosure requirements in ASU 2011-11, Disclosures about Offsetting Assets and Liabilities.  These standards are effective for fiscal years beginning on or after January 1, 2013, which is October 1, 2013 for the Company.  The Company has not yet completed its evaluation of ASU 2013-01 and ASU 2011-11; however, the standards are disclosure-related and therefore, their adoption is not expected to have an impact on the Company’s financial condition or results of operations.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which is intended to improve the transparency of changes in other comprehensive income and items reclassified out of accumulated other comprehensive income.  The standard requires entities to disaggregate the total change of each component of other comprehensive income and separately present reclassification adjustments and current period other comprehensive income.  Additionally, the standard requires that significant items reclassified out of accumulated other comprehensive income be presented by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements.  ASU 2013-02 is effective for fiscal years beginning after December 15, 2012, which is October 1, 2013 for the Company, and should be applied prospectively.  The adoption of this ASU is disclosure-related and therefore, is not expected to have an impact on the Company’s financial condition or results of operations.

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The ASU provides recognition, measurement, and disclosure guidance for certain obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date.  ASU 2013-04 is effective for fiscal years beginning after December 15, 2013, which is October 1, 2014 for the Company, and should be applied retrospectively.  The Company has not yet completed its evaluation of this standard.

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

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Net income	$17,715	$19,315	$35,278	$38,104
Income allocated to participating
securities (unvested restricted stock)	(51)	--	(111)	--
Net income available to common stockholders	$17,664	$19,315	$35,167	$38,104

Average common shares outstanding	145,242,074	161,582,102	146,576,142	161,752,544
Average committed ESOP shares outstanding	139,531	139,514	69,757	70,130
Total basic average common shares outstanding	145,381,605	161,721,616	146,645,899	161,822,674

Effect of dilutive restricted stock	--	1,982	--	3,169
Effect of dilutive stock options	113	4,020	107	3,848

Total diluted average common shares outstanding	145,381,718	161,727,618	146,646,006	161,829,691

Net earnings per share:
Basic	$0.12	$0.12	$0.24	$0.24
Diluted	$0.12	$0.12	$0.24	$0.24

Antidilutive stock options and restricted stock, excluded
from the diluted average common shares
outstanding calculation	2,463,165	881,128	2,466,339	883,608

3.   Securities

The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS and HTM securities at March 31, 2013 and September 30, 2012.  The majority of the MBS and investment portfolios are composed of securities issued by U.S. government-sponsored enterprises (“GSEs”).

	March 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$794,920	$2,741	$491	$797,170
MBS	417,796	26,344	1	444,139
Trust preferred securities	2,830	--	74	2,756
Municipal bonds	1,311	67	--	1,378
	1,216,857	29,152	566	1,245,443
HTM:
MBS	1,913,956	63,271	3,643	1,973,584
Municipal bonds	39,823	1,438	2	41,259
	1,953,779	64,709	3,645	2,014,843
	$3,170,636	$93,861	$4,211	$3,260,286

	September 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$857,409	$4,317	$2	$861,724
MBS	505,169	35,137	--	540,306
Municipal bonds	2,435	81	--	2,516
Trust preferred securities	2,912	--	614	2,298
	1,367,925	39,535	616	1,406,844
HTM:
MBS	1,792,636	79,883	--	1,872,519
GSE debentures	49,977	247	--	50,224
Municipal bonds	45,334	1,822	--	47,156
	1,887,947	81,952	--	1,969,899
	$3,255,872	$121,487	$616	$3,376,743

The following tables summarize the estimated fair value and gross unrealized losses of those securities on which an unrealized loss at March 31, 2013 and September 30, 2012 was reported and the continuous unrealized loss position for at least 12 months or less than 12 months as of March 31, 2013 and September 30, 2012.

	March 31, 2013
	Less Than			Equal to or Greater
	12 Months			Than 12 Months
		Estimated	Unrealized		Estimated	Unrealized
	Count	Fair Value	Losses	Count	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	11	$263,650	$491	--	$--	$--
MBS	1	37	1	--	--	--
Trust preferred securities	--	--	--	1	2,756	74
	12	$263,687	$492	1	$2,756	$74

HTM:
MBS	18	$399,401	$3,643	--	$--	$--
Municipal bonds	2	980	2	--	--	--
	20	$400,381	$3,645	--	$--	$--

September 30, 2012
	Less Than			Equal to or Greater
	12 Months			Than 12 Months
		Estimated	Unrealized		Estimated	Unrealized
	Count	Fair Value	Losses	Count	Fair Value	Losses
(Dollars in thousands)
AFS:
GSE debentures	2	$42,733	$2	--	$--	$--
MBS	--	--	--	--	--	--
Trust preferred securities	--	--	--	1	2,298	614
	2	$42,733	$2	1	$2,298	$614

HTM:
MBS	--	$--	$--	--	$--	$--
Municipal bonds	--	--	--	--	--	--
	--	$--	$--	--	$--	$--

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

The unrealized losses at March 31, 2013 are primarily a result of increases in market yields from the time of purchase.  In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase.  Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired.  Additionally, the impairment is also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities, nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity.  The unrealized losses at September 30, 2012 are primarily a result of a decrease in the credit rating of a trust preferred security held by the Bank.  Management reviews the underlying cash flows of this security on a quarterly basis.  As of March 31, 2013 and September 30, 2012, the analysis indicated the present value of future expected cash flows are adequate to recover the entire amortized cost.  Management neither intends to sell this security, nor is it more likely than not that the Company will be required to sell the security before the recovery of the remaining amortized cost amount, which could be at maturity.  As a result of the analysis discussed above, management does not believe any other-than-temporary impairments existed at March 31, 2013 or September 30, 2012.

The amortized cost and estimated fair value of securities by remaining contractual maturity without consideration for call features or pre-refunding dates as of March 31, 2013 are shown below.  Actual maturities of MBS may differ from contractual maturities because borrowers have the right to prepay obligations, generally without penalties.  As of March 31, 2013, the amortized cost of the securities in our portfolio which are callable or have pre-refunding dates within one year totaled $655.0 million.  Maturities of MBS depend on the repayment characteristics and experience of the underlying financial instruments.  Issuers of certain investment securities have the right to call and prepay obligations with or without prepayment penalties.

	AFS		HTM
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
One year or less	$191	$193	$5,950	$6,008
One year through five years	673,348	676,450	27,579	28,765
Five years through ten years	256,948	266,756	481,104	493,176
Ten years and thereafter	286,370	302,044	1,439,146	1,486,894
	$1,216,857	$1,245,443	$1,953,779	$2,014,843

The following table presents the carrying value of the MBS in our portfolio by issuer as of the dates indicated.

	March 31, 2013	September 30, 2012
	(Dollars in thousands)
Federal National Mortgage Association (“FNMA”)	$1,443,503	$1,324,293
Federal Home Loan Mortgage Corporation (“FHLMC”)	746,607	824,197
Government National Mortgage Association	167,848	183,778
Private Issuer	137	674
	$2,358,095	$2,332,942

The following table presents the taxable and non-taxable components of interest income on investment securities for the time periods indicated.

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(Dollars in thousands)
Taxable	$2,147	$3,688	$4,685	$7,885
Non-taxable	310	427	637	867
	$2,457	$4,115	$5,322	$8,752

The following table summarizes the amortized cost and estimated fair value of securities pledged as collateral as of the dates indicated.

	March 31, 2013		September 30, 2012
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Repurchase agreements	$350,779	$372,474	$400,827	$427,864
Public unit deposits	212,315	222,416	219,913	232,514
Federal Reserve Bank	41,430	43,463	49,472	52,122
	$604,524	$638,353	$670,212	$712,500

4.   Loans Receivable and Allowance for Credit Losses

Loans receivable, net at March 31, 2013 and September 30, 2012 is summarized as follows:

	March 31, 2013	September 30, 2012
	(Dollars in thousands)
Real estate loans:
One- to four-family	$5,508,452	$5,392,429
Multi-family and commercial	46,579	48,623
Construction	64,572	52,254
Total real estate loans	5,619,603	5,493,306

Consumer loans:
Home equity	137,380	149,321
Other	6,072	6,529
Total consumer loans	143,452	155,850

Total loans receivable	5,763,055	5,649,156

Less:
Undisbursed loan funds	32,619	22,874
ACL	10,072	11,100
Discounts/unearned loan fees	22,149	21,468
Premiums/deferred costs	(17,058)	(14,369)
	$5,715,273	$5,608,083

Lending Practices and Underwriting Standards  - Originating and purchasing loans secured by one- to four-family residential properties is the Bank’s primary lending business, resulting in a loan concentration in residential first mortgage loans.  The Bank purchases one- to four-family loans, on a loan-by-loan basis, from a select group of correspondent lenders located generally throughout the central, northeastern, and southern United States.    As a result of originating loans in our branches, along with the purchasing of loans from correspondent lenders in our local markets, the Bank has a concentration of loans secured by real property located in Kansas and Missouri.  Additionally, the Bank periodically purchases whole one- to four-family loans in bulk packages from nationwide and correspondent lenders.  The Bank also makes consumer loans, construction loans secured by residential or commercial properties, and real estate loans secured by multi-family dwellings.

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

The underwriting standards for loans purchased from correspondent and nationwide lenders are generally similar to the Bank’s internal underwriting standards.  The underwriting of correspondent loans is generally performed by the Bank’s underwriters.  Before committing to a bulk loan purchase, the Bank’s Chief Lending Officer or Secondary Marketing Manager reviews specific criteria such as loan amount, credit scores, LTV ratios, geographic location, and debt ratios of each loan in the pool.  If the specific criteria do not meet the Bank’s underwriting standards and compensating factors are not sufficient, then a loan will be removed from the population.  Before the bulk loan purchase is funded, an internal Bank underwriter or a third party reviews at least 25% of the loan files to confirm loan terms, credit scores, debt service ratios, property appraisals, and other underwriting related documentation.  For the tables within Note 4, correspondent purchased loans are included with originated loans, and bulk purchased loans are reported as purchased loans.

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

Credit quality indicators – Based on the Bank’s lending emphasis and underwriting standards, management has segmented the loan portfolio into three segments: (1) one- to four-family loans; (2) consumer loans; and (3) multi-family and commercial loans.  The one- to four-family and consumer segments are further grouped into classes for purposes of providing disaggregated information about the credit quality of the loan portfolio.  The classes are:  one- to four-family loans – originated, one- to four-family loans – purchased, consumer loans – home equity, and consumer loans – other.

The Bank’s primary credit quality indicators for the one- to four-family loan and consumer – home equity loan portfolios are delinquency status, asset classifications, LTV ratios and borrower credit scores.  The Bank’s primary credit quality indicators for the multi-family and commercial loan and consumer – other loan portfolios are delinquency status and asset classifications.

The following table presents the recorded investment of loans, defined as the unpaid principal balance of a loan (net of unadvanced funds related to loans in process and charge-offs) inclusive of unearned loan fees and deferred costs, of the Company’s loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, total current loans, and the total loans receivable balance at March 31, 2013 and September 30, 2012, by class.  Delinquent loans that are included in the formula analysis model are assigned a higher qualitative loss factor than corresponding performing loans.  At March 31, 2013 and September 30, 2012, all loans in the 90 or more days delinquent were on nonaccrual status.  In addition to loans 90 or more days delinquent, the Bank also had $7.5 million and $10.0 million of originated loan TDRs classified as nonaccrual at March 31, 2013 and September 30, 2012, respectively, as well as $711 thousand and $2.4 million of purchased loan TDRs classified as nonaccrual at March 31, 2013 and September 30, 2012, respectively, as required by the OCC Call Report requirements.  Of these amounts, $7.2 million and $11.2 million were current at March 31, 2013 and September 30, 2012, respectively.    At March 31, 2013 and September 30, 2012, the balance of loans on nonaccrual status was $26.3 million and $31.8 million, respectively.

	March 31, 2013
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family loans - originated	$14,754	$8,317	$23,071	$4,770,458	$4,793,529
One- to four-family loans - purchased	9,268	9,488	18,756	709,084	727,840
Multi-family and commercial loans	--	--	--	60,524	60,524
Consumer - home equity	719	393	1,112	136,268	137,380
Consumer - other	104	26	130	5,942	6,072
	$24,845	$18,224	$43,069	$5,682,276	$5,725,345

	September 30, 2012
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family loans - originated	$14,902	$8,602	$23,504	$4,590,194	$4,613,698
One- to four-family loans - purchased	7,788	10,530	18,318	771,755	790,073
Multi-family and commercial loans	--	--	--	59,562	59,562
Consumer - home equity	521	369	890	148,431	149,321
Consumer - other	106	27	133	6,396	6,529
	$23,317	$19,528	$42,845	$5,576,338	$5,619,183

In accordance with the Bank’s asset classification policy, management regularly reviews the problem loans in the Bank’s portfolio to determine whether any loans require classification.  Loan classifications are defined as follows:

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

Special mention and substandard loans are included in the formula analysis model if the loan is not individually evaluated for loss.  Loans classified as doubtful or loss loans are individually evaluated for loss.

The following tables set forth the recorded investment in loans classified as special mention or substandard at March 31, 2013 and September 30, 2012, by class.  At March 31, 2013 and September 30, 2012, there were no loans classified as doubtful or loss that were not fully charged-off.

	March 31, 2013		September 30, 2012
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family - originated	$33,086	$26,310	$36,055	$23,153
One- to four-family - purchased	2,270	14,244	2,829	14,538
Multi-family and commercial	2,583	--	2,578	--
Consumer - home equity	230	1,026	413	815
Consumer - other	--	36	--	39
	$38,169	$41,616	$41,875	$38,545

The following table shows the weighted average LTV and credit score information for originated and purchased one- to four-family loans and originated consumer home equity loans at March 31, 2013 and September 30, 2012.  Borrower credit scores are intended to provide an indication as to the likelihood that a borrower will repay their debts.  Credit scores are typically updated in the last month of the quarter and are obtained from a nationally recognized consumer rating agency.  The LTV ratios provide an estimate of the extent to which the Bank may incur a loss on any given loan that may go into foreclosure.  The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent bank appraisal, if available.  In most cases, the most recent appraisal was obtained at the time of origination.

	March 31, 2013		September 30, 2012
	Weighted Average		Weighted Average
	Credit Score	LTV	Credit Score	LTV
One- to four-family - originated	763	65%	763	65%
One- to four-family - purchased	749	67	749	67
Consumer - home equity	744	19	747	19
	761	64%	761	64%

Troubled Debt Restructurings  - The following table presents the recorded investment prior to restructuring and immediately after restructuring for all loans restructured during the three and six months ended March 31, 2013 and 2012.  These tables do not reflect the recorded investment at the end of the periods indicated.  The increase in the recorded investment at the time of the restructuring was generally due to the capitalization of delinquent interest and/or escrow balances.

	For the Three Months Ended			For the Six Months Ended
	March 31, 2013			March 31, 2013
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family loans - originated	45	$6,826	$6,857	100	$19,404	$19,507
One- to four-family loans - purchased	5	983	982	7	1,538	1,580
Multi-family and commercial loans	--	--	--	2	82	79
Consumer - home equity	4	76	81	7	156	161
Consumer - other	--	--	--	--	--	--
	54	$7,885	$7,920	116	$21,180	$21,327

	For the Three Months Ended			For the Six Months Ended
	March 31, 2012			March 31, 2012
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
(Dollars in thousands)
One- to four-family loans - originated	55	$9,394	$9,446	125	$19,725	$19,816
One- to four-family loans - purchased	--	--	--	--	--	--
Multi-family and commercial loans	--	--	--	--	--	--
Consumer - home equity	--	--	--	1	--	10
Consumer - other	--	--	--	--	--	--
	55	$9,394	$9,446	126	$19,725	$19,826

The following table provides information on TDRs restructured within the last 12 months that became delinquent during the three and six months ended March 31, 2013 and 2012.

	For the Three Months Ended				For the Six Months Ended
	March 31, 2013		March 31, 2012		March 31, 2013		March 31, 2012
	Number		Number		Number		Number
	of	Recorded	of	Recorded	of	Recorded	of	Recorded
	Contracts	Investment	Contracts	Investment	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
One- to four-family loans - originated	11	$1,106	6	$762	17	$1,511	7	$838
One- to four-family loans - purchased	3	1,067	--	--	4	1,114	1	401
Multi-family and commercial loans	--	--	--	--	--	--	--	--
Consumer - home equity	1	5	--	--	2	7	--	--
Consumer - other	--	--	--	--	--	--	--	--
	15	$2,178	6	$762	23	$2,632	8	$1,239

Impaired loans – The following is a summary of information pertaining to impaired loans by class as of March 31, 2013 and September 30, 2012.

	March 31, 2013			September 30, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	ACL	Investment	Balance	ACL
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$11,483	$11,523	$--	$10,729	$10,765	$--
One- to four-family - purchased	14,753	14,625	--	15,340	15,216	--
Multi-family and commercial	--	--	--	--	--	--
Consumer - home equity	622	622	--	882	881	--
Consumer - other	33	33	--	27	27	--
	26,891	26,803	--	26,978	26,889	--
With an allowance recorded
One- to four-family - originated	38,368	38,503	228	41,125	41,293	268
One- to four-family - purchased	1,762	1,746	52	2,028	2,016	54
Multi-family and commercial	77	79	3	--	--	--
Consumer - home equity	500	500	74	307	307	52
Consumer - other	10	10	1	12	12	1
	40,717	40,838	358	43,472	43,628	375
Total
One- to four-family - originated	49,851	50,026	228	51,854	52,058	268
One- to four-family - purchased	16,515	16,371	52	17,368	17,232	54
Multi-family and commercial	77	79	3	--	--	--
Consumer - home equity	1,122	1,122	74	1,189	1,188	52
Consumer - other	43	43	1	39	39	1
	$67,608	$67,641	$358	$70,450	$70,517	$375

The following is a summary of information pertaining to impaired loans by class for the three and six months ended March 31, 2013 and 2012.

	For the Three Months Ended				For the Six Months Ended
	March 31, 2013		March 31, 2012		March 31, 2013		March 31, 2012
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$7,784	$63	$49,682	$481	$8,572	$139	$49,025	$872
One- to four-family - purchased	15,058	51	11,876	49	15,108	97	9,942	108
Multi-family and commercial	--	--	277	--	--	--	372	--
Consumer - home equity	474	15	466	3	596	22	467	5
Consumer - other	29	--	10	--	28	--	9	--
	23,345	129	62,311	533	24,304	258	59,815	985
With an allowance recorded
One- to four-family - originated	42,937	452	3,225	24	42,457	905	3,249	70
One- to four-family - purchased	2,136	21	7,022	13	2,145	46	9,228	18
Multi-family and commercial	78	--	--	--	44	--	--	--
Consumer - home equity	605	9	138	1	507	14	180	3
Consumer - other	26	--	--	--	28	--	--	--
	45,782	482	10,385	38	45,181	965	12,657	91
Total
One- to four-family - originated	50,721	515	52,907	505	51,029	1,044	52,274	942
One- to four-family - purchased	17,194	72	18,898	62	17,253	143	19,170	126
Multi-family and commercial	78	--	277	--	44	--	372	--
Consumer - home equity	1,079	24	604	4	1,103	36	647	8
Consumer - other	55	--	10	--	56	--	9	--
	$69,127	$611	$72,696	$571	$69,485	$1,223	$72,472	$1,076

Allowance for credit losses - The following is a summary of the activity in the ACL by segment and the ending balance of the ACL based on the Company’s impairment methodology for and at the beginning and end of the periods presented.  Net charge-offs during the six months ended March 31, 2013 were $1.3 million, of which $372 thousand related to loans that were discharged in a prior fiscal year under Chapter 7 bankruptcy that must be, in accordance with OCC regulations, evaluated for collateral value loss, even if the loans are current.  In January 2012, management implemented a loan charge-off policy as OCC Call Report requirements do not permit the use of specific valuation allowances (“SVAs”), which the Bank was previously utilizing for potential loan losses, as permitted by the Bank’s previous regulator.  As a result of the implementation of the charge-off policy change, $3.5 million of SVAs were charged-off during the three months ended March 31, 2012.  These charge-offs did not impact the provision for credit losses, and therefore had no additional income statement impact, as the amounts were expensed in previous periods.

	For the Three Months Ended March 31, 2013
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$5,639	$4,290	$9,929	$201	$347	$10,477
Charge-offs	(284)	(153)	(437)	--	(20)	(457)
Recoveries	--	42	42	--	10	52
Provision for credit losses	647	(684)	(37)	7	30	--
Ending balance	$6,002	$3,495	$9,497	$208	$367	$10,072

Ratio of net charge-offs during the period to average loans outstanding during the period						0.01%
Ratio of net charge-offs during the period to average non-performing assets during the period						1.19%

	For the Six Months Ended March 31, 2013
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$6,074	$4,453	$10,527	$219	$354	$11,100
Charge-offs	(503)	(685)	(1,188)	--	(135)	(1,323)
Recoveries	--	42	42	--	20	62
Provision for credit losses	431	(315)	116	(11)	128	233
Ending balance	$6,002	$3,495	$9,497	$208	$367	$10,072

Ratio of net charge-offs during the period to average loans outstanding during the period						0.02%
Ratio of net charge-offs during the period to average non-performing assets during the period						3.46%

	For the Three Months Ended March 31, 2012
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$4,921	$10,342	$15,263	$83	$259	$15,605
Charge-offs	(497)	(3,850)	(4,347)	--	(199)	(4,546)
Recoveries	--	--	--	--	--	--
Provision for credit losses	368	1,000	1,368	(1)	133	1,500
Ending balance	$4,792	$7,492	$12,284	$82	$193	$12,559

Ratio of net charge-offs during the period to average loans outstanding during the period						0.09%
Ratio of net charge-offs during the period to average non-performing assets during the period						11.11%

	For the Six Months Ended March 31, 2012
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$4,915	$9,901	$14,816	$254	$395	$15,465
Charge-offs	(587)	(4,154)	(4,741)	--	(205)	(4,946)
Recoveries	--	--	--	--	--	--
Provision for credit losses	464	1,745	2,209	(172)	3	2,040
Ending balance	$4,792	$7,492	$12,284	$82	$193	$12,559

Ratio of net charge-offs during the period to average loans outstanding during the period						0.10%
Ratio of net charge-offs during the period to average non-performing assets during the period						12.37%

The following is a summary of the loan portfolio and related ACL balances at March 31, 2013 and September 30, 2012 by loan portfolio segment disaggregated by the Company’s impairment method.  There was no ACL for loans individually evaluated for impairment at March 31, 2013 or September 30, 2012, as all potential losses were charged-off.

	March 31, 2013
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment of loans
collectively evaluated for impairment	$4,782,046	$713,087	$5,495,133	$60,524	$142,797	$5,698,454
Recorded investment of loans
individually evaluated for impairment	11,483	14,753	26,236	--	655	26,891
	$4,793,529	$727,840	$5,521,369	$60,524	$143,452	$5,725,345
ACL for loans collectively evaluated
for impairment	$6,002	$3,495	$9,497	$208	$367	$10,072

	September 30, 2012
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment of loans
collectively evaluated for impairment	$4,602,969	$774,734	$5,377,703	$59,562	$154,940	$5,592,205
Recorded investment of loans
individually evaluated for impairment	10,729	15,339	26,068	--	910	26,978
	$4,613,698	$790,073	$5,403,771	$59,562	$155,850	$5,619,183
ACL for loans collectively evaluated
for impairment	$6,074	$4,453	$10,527	$219	$354	$11,100

As noted above, the Bank has a loan concentration in residential first mortgage loans.  Declines in residential real estate values could adversely impact the property used as collateral for the Bank’s loans.  Adverse changes in economic conditions and increasing unemployment rates may have a negative effect on the ability of the Bank’s borrowers to make timely loan payments, which would likely increase delinquencies and have an adverse impact on the Bank’s earnings.  Further increases in delinquencies would decrease interest income on loans receivable and would likely adversely impact the Bank’s loan loss experience, resulting in an increase in the Bank’s ACL and provision for credit losses.  Although management believes the ACL was at a level adequate to absorb inherent losses in the loan portfolio at March 31, 2013, the level of the ACL remains an estimate that is subject to significant judgment and short-term changes.  Additions to the ACL may be necessary if future economic and other conditions worsen substantially from the current environment.

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

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures.  The Company did not have any liabilities that were measured at fair value at March 31, 2013 or September 30, 2012.  The Company’s AFS securities are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as OREO and loans individually evaluated for impairment.  These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.

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

The Company bases its fair values on the price that would be received from the sale of an asset in an orderly transaction between market participants at the measurement date.  As required by ASC 820, the Company maximizes  the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

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

AFS Securities - The Company’s AFS securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders’ equity.  The majority of the securities within the AFS portfolio are issued by U.S. GSEs.  The Company’s major security types based on the nature and risks of the securities are:

•

GSE Debentures – Estimated fair values are based on a discounted cash flow method.  Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for similar securities. (Level 2)

•

MBS – Estimated fair values are based on a discounted cash flow method.  Cash flows are determined based on prepayment projections of the underlying mortgages and are discounted using current market yields for benchmark securities. (Level 2)

•

Municipal Bonds – Estimated fair values are based on a discounted cash flow method.  Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for securities with similar credit profiles. (Level 2)

•

Trust Preferred Securities – Estimated fair values are based on a discounted cash flow method.  Cash flows are determined by taking prepayment and underlying credit considerations into account.  The discount rates are derived from secondary trades and bid/offer prices. (Level 3)

The following table provides the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a recurring basis, which consists of AFS securities, at March 31, 2013 and September 30, 2012.

	March 31, 2013
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3) (1)
	(Dollars in thousands)
AFS Securities:
GSE debentures	$797,170	$--	$797,170	$--
MBS	444,139	--	444,139	--
Trust preferred securities	2,756	--	--	2,756
Municipal bonds	1,378	--	1,378	--
	$1,245,443	$--	$1,242,687	$2,756

	September 30, 2012
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3) (2)
	(Dollars in thousands)
AFS Securities:
GSE debentures	$861,724	$--	$861,724	$--
MBS	540,306	--	540,306	--
Municipal bonds	2,516	--	2,516	--
Trust preferred securities	2,298	--	--	2,298
	$1,406,844	$--	$1,404,546	$2,298

(1)

The Company’s Level 3 AFS securities had no activity from September 30, 2012 to March 31, 2013, except for principal repayments of $117 thousand and reductions in net unrealized losses recognized in other comprehensive income.  Reductions in net unrealized losses included in other comprehensive income for the six months ended March 31, 2013 were $336 thousand.

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

Loans Receivable - The balance of loans individually evaluated for impairment at March 31, 2013 and September 30, 2012 was $26.8 million and $26.9 million, respectively.  Substantially all of these loans were secured by residential real estate and were individually evaluated to ensure that the carrying value of the loan was not in excess of the fair value of the collateral, less estimated selling costs.  Fair values were estimated through current appraisals or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  Based on this evaluation, the Bank charged-off any loss amounts at March 31, 2013 and September 30, 2012; therefore there was no ACL related to these loans.

OREO - OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower-of-cost or fair value.  Fair value is estimated through current appraisals or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  The fair value of OREO at March 31, 2013 and September 30, 2012 was $6.7 million and $8.0 million, respectively.

The following table provides the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at March 31, 2013 and September 30, 2012.

	March 31, 2013
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Loans individually evaluated for impairment	$26,803	$--	$--	$26,803
OREO	6,682	--	--	6,682
	$33,485	$--	$--	$33,485

	September 30, 2012
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Loans individually evaluated for impairment	$26,890	$--	$--	$26,890
OREO	8,047	--	--	8,047
	$34,937	$--	$--	$34,937

Fair Value Disclosures - The Company determined estimated fair value amounts using available market information and from a variety of valuation methodologies.  However, considerable judgment is required to interpret market data to develop the estimates of fair value.  Accordingly, the estimates presented are not necessarily indicative of the amount the Company could realize in a current market exchange.  The use of different market assumptions and estimation methodologies may have a material impact on the estimated fair value amounts.  The fair value estimates presented herein were based on pertinent information available to management as of March 31, 2013 and September 30, 2012.

The carrying amounts and estimated fair values of the Company’s financial instruments as of March 31, 2013 and September 30, 2012 were as follows:

	March 31, 2013		September 30, 2012
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$48,574	$48,574	$141,705	$141,705
HTM securities	1,953,779	2,014,843	1,887,947	1,969,899
Loans receivable	5,715,273	6,065,659	5,608,083	5,978,872
BOLI	58,756	58,756	58,012	58,012
Capital stock of FHLB	130,680	130,680	132,971	132,971
Liabilities:
Deposits	4,693,573	4,737,225	4,550,643	4,607,732
Advances from FHLB	2,634,465	2,772,436	2,530,322	2,701,142
Repurchase agreements	315,000	332,836	365,000	388,761

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

Capital Stock of FHLB - The carrying value and estimated fair value of FHLB stock equals cost, which is based on redemption at par value. (Level 1)

Deposits - The estimated fair value of demand deposits, savings and money market accounts is the amount payable on demand at the reporting date.  The estimated fair value of these deposits at March 31, 2013 and September 30, 2012 was $2.13 billion and $1.98 billion, respectively. (Level 1)  The fair value of certificates of deposit is estimated by discounting future cash flows using current LIBOR rates.  The estimated fair value of certificates of deposit at March 31, 2013 and September 30, 2012 was $2.61 billion and $2.63 billion, respectively. (Level 2)

Advances from FHLB and Repurchase Agreements - The fair value of fixed-maturity borrowed funds is estimated by discounting estimated future cash flows using currently offered rates. (Level 2)

6.   Subsequent Events

In preparing these financial statements, management has evaluated events occurring subsequent to March 31, 2013, for potential recognition and disclosure.  There have been no material events or transactions which would require adjustments to the consolidated financial statements at March 31, 2013.

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
•

the credit risks of lending and investing activities, including changes in the level and direction of loan delinquencies and charge-offs, changes in property values, and changes in estimates of the adequacy of the ACL;

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

As used in this Form 10-Q, unless we specify otherwise, “the Company,” “we,” “us,” and “our” refer to Capitol Federal Financial, Inc., a Maryland corporation.  “Capitol Federal Savings,” and “the Bank,” refer to Capitol Federal Savings Bank, a federal savings bank and the wholly-owned subsidiary of Capitol Federal Financial, Inc.

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

The Federal Open Market Committee of the Federal Reserve (the “FOMC”) noted in their March 2013 statement and minutes that economic activity has returned to moderate growth following a pause late last year.  Although the unemployment rate remains elevated, labor market conditions have shown signs of improvement in recent months.  The FOMC stated that household spending and business fixed investment have advanced, and that the housing sector continues to strengthen.  Rising home prices are strengthening household balance sheets by increasing wealth and progressively affording homeowners the ability to refinance their mortgages at lower rates.  The FOMC views this dynamic as potentially leading to a virtuous cycle that could help support household spending and financial market conditions over time.  For the most part, inflation has been running somewhat below the FOMC’s longer-run objective and longer-term inflationary expectations have remained stable.  The FOMC decided to continue its existing policy of reinvesting principal payments from its holdings of agency debt and agency MBS in agency MBS and will continue to purchase additional longer-term Treasury securities at a pace of $45 billion per month and agency MBS at a pace of $40 billion per month.  The FOMC expects that a highly accommodative stance of monetary policy will remain appropriate for a considerable time after the asset purchase program ends and the economic recovery strengthens.  The FOMC believes that these actions, taken together, will maintain downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative.  The FOMC remarked that it will continue to maintain the overnight lending rate at zero to 0.25% as long as the unemployment rate remains above 6.5%, inflation between one and two years ahead is projected to be no more than a half percentage point above the FOMC’s 2% longer-run goal, and longer-term inflation expectations continue to be well anchored.

Economic conditions in the Bank’s local market areas have a significant impact on the ability of borrowers to repay loans and the value of the collateral securing these loans.  As of March 2013, the unemployment rate was 5.6% for Kansas and 6.7% for Missouri, compared to the national average of 7.6% based on information from the Bureau of Economic Analysis.  The unemployment rate remains relatively low in our market areas, compared to the national average, due to diversified industries within our market areas, primarily in the Kansas City metropolitan statistical area, but it is higher than the historical average.  Our Kansas City market area, which comprises the largest segment of our loan portfolio and deposit base, has an average household income of approximately $79 thousand per annum, based on 2012 estimates from the American Community Survey, which is a statistical survey by the U.S. Census Bureau.  The average household income in our combined market areas is approximately $68 thousand per annum, with 92% of the population at or above the poverty level, also based on the 2012 estimates from the American Community Survey.  The Federal Housing Finance Agency (“FHFA”) price index for Kansas and Missouri has not experienced significant fluctuations during the past 10 years, unlike other market areas of the United States, which indicates relative stability historically in property values in our local market areas.

Total assets increased $15.4 million, from $9.38 billion at September 30, 2012 to $9.39 billion at March 31, 2013, due primarily to a $107.2 million increase in the loan portfolio and a $97.5 million increase in other assets, partially offset by a $95.6 million decrease in the securities portfolio and a $93.1 million decrease in cash and cash equivalents.  The increase in other assets was due primarily to a $100.0 million FHLB advance commitment, which settled in early April 2013.

The overall performance of our loan portfolio continued to improve during the current fiscal year.    Loans 90 or more days delinquent or in foreclosure decreased $1.3 million, or 6.7%, from $19.5 million at September 30, 2012 to $18.2 million at March 31, 2013.  Net charge-offs during the current six month period were $1.3 million, of which $372 thousand related to loans that were discharged in a prior fiscal year under Chapter 7 bankruptcy that had to be, in accordance with OCC regulations, evaluated for collateral value loss, even if the loan was current.

Total liabilities increased $178.9 million, from $7.57 billion at September 30, 2012, to $7.75 billion at March 31, 2013 due largely to a $142.9 million increase in deposits and a $100.0 million FHLB advance commitment, partially offset by the repayment of $50.0 million of repurchase agreements that matured during the current quarter.  Stockholders’ equity decreased $163.5 million, from $1.81 billion at September 30, 2012 to $1.64 billion at March 31, 2013.  The decrease was due primarily to the payment of $125.3 million of dividends and the repurchase of $72.0 million of stock, partially offset by net income of $35.3 million.

Net income for the quarter ended March 31, 2013 was $17.7 million, compared to $19.3 million for the quarter ended March 31, 2012.  The $1.6 million, or 8.3%, decrease in net income was due primarily to a decrease in net interest income and an increase in other expenses, partially offset by decreases in provision for credit losses and income tax expense.  The net interest margin decreased nine basis points, from 2.06% for the prior year quarter to 1.97% for the current quarter, primarily as a result of continued downward pressure on loan and security yields.

Net income for the six months ended March 31, 2013 was $35.3 million, compared to net income of $38.1 million for the six months ended March 31, 2012.  The $2.8 million, or 7.4%, decrease in net income was due primarily to an increase in other expenses and a decrease in net interest income, partially offset by a decrease in income tax expense and provision for credit losses.  The net interest margin decreased three basis points, from 2.02% for the prior year six month period to 1.99% for the current year six month period.  The decrease in the net interest margin was primarily a result of a decrease in loan and security yields, which more than offset the benefit received from a decrease in the cost of funds between the two periods.

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

Financial Condition

The following table presents selected balance sheet information for the dates presented.

	March 31,	December 31,	September 30,	June 30,	March 31,
	2013	2012	2012	2012	2012
	(Dollars in thousands)
Total assets	$9,393,718	$9,238,786	$9,378,304	$9,420,614	$9,573,144
Cash and cash equivalents	48,574	105,157	141,705	172,948	143,707
AFS securities	1,245,443	1,259,392	1,406,844	1,632,297	1,715,445
HTM securities	1,953,779	1,902,228	1,887,947	2,073,951	2,165,036
Loans receivable, net	5,715,273	5,640,077	5,608,083	5,209,990	5,224,178
Capital stock of FHLB	130,680	130,784	132,971	131,437	130,614
Deposits	4,693,573	4,582,163	4,550,643	4,592,437	4,657,010
Advances from FHLB	2,634,465	2,532,493	2,530,322	2,527,903	2,525,535
Repurchase agreements	315,000	365,000	365,000	365,000	365,000
Stockholders’ equity	1,643,007	1,669,951	1,806,458	1,832,858	1,912,472
Equity to total assets at end of period	17.5%	18.1%	19.3%	19.5%	20.0%

Assets.    Total assets increased $15.4 million, from $9.38 billion at September 30, 2012 to $9.39 billion at March 31, 2013, due primarily to a $107.2 million increase in the loan portfolio and a $97.5 million increase in other assets, partially offset by a $95.6 million decrease in the securities portfolio and a $93.1 million decrease in cash and cash equivalents.  The net increase in the loan portfolio was due primarily to one- to four-family loan originations and correspondent purchases outpacing principal repayments during the current six month period.  The increase in other assets was due primarily to a $100.0 million FHLB advance commitment, which settled in early April 2013.  Of the $95.6 million decrease in the securities portfolio, $60.0 million related to securities at the holding company level, the proceeds from which were used to pay dividend to stockholders and repurchase stock.  The remaining cash flows from the securities portfolio which were not reinvested along with cash were used, in part, to fund loan activity and repay $50 million of repurchase agreements that matured during the current quarter.

Loans Receivable.    The loans receivable portfolio increased $107.2 million, or at an annualized rate of 3.8%, to $5.72 billion at March 31, 2013, from $5.61 billion at September 30, 2012.  During the six months ended March 31, 2013, the Bank originated $224.1 million of one- to four-family loans, refinanced $194.2 million of Bank customer one- to four-family loans, and purchased $244.9 million of one- to four-family loans from correspondent lenders.  As of March 31, 2013, the Bank had 26 active correspondent lending relationships in 21 states.

As a portfolio lender focused on delivering outstanding customer service while acquiring quality assets, our borrowers’ ability to repay has always been paramount in our business model.  Although we continue to evaluate the recently issued “qualified mortgage” rules by the Consumer Financial Protection Bureau, we currently anticipate that the impact to our overall book of business will generally be minimal.

The following table presents characteristics of our loan portfolio as of March 31, 2013 and September 30, 2012.  The weighted average rate of the loan portfolio decreased 21 basis points from 4.15% at September 30, 2012 to 3.94% at March 31, 2013.  The decrease in the weighted average portfolio rate was due primarily to the endorsement and refinancing of loans at current market rates, as well as to the origination and purchase of loans between periods with rates less than the average rate of the existing portfolio.    Within the one- to four-family loan portfolio at March 31, 2013, 69% of the loans had a balance at origination of less than $417 thousand.

	March 31, 2013		September 30, 2012
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$5,508,452	3.89%	$5,392,429	4.10%
Multi-family and commercial	46,579	5.62	48,623	5.64
Construction	64,572	3.87	52,254	4.08
Total real estate loans	5,619,603	3.90	5,493,306	4.11

Consumer Loans:
Home equity	137,380	5.36	149,321	5.42
Other	6,072	4.50	6,529	4.77
Total consumer loans	143,452	5.32	155,850	5.39

Total loans receivable	5,763,055	3.94%	5,649,156	4.15%

Less:
Undisbursed loan funds	32,619		22,874
ACL	10,072		11,100
Discounts/unearned loan fees	22,149		21,468
Premiums/deferred costs	(17,058)		(14,369)
Total loans receivable, net	$5,715,273		$5,608,083

Included in the loan portfolio at March 31, 2013 were $123.5 million, or 2.2% of the total loan portfolio, of adjustable-rate mortgage (“ARM”) loans that were originated as interest-only.  Of these interest-only loans, $103.4 million were purchased in bulk loan packages from nationwide lenders, primarily during fiscal year 2005.  Interest-only ARM loans do not typically require principal payments during their initial term, and have initial interest-only terms of either five or 10 years.  The $103.4 million of purchased interest-only ARM loans held at March 31, 2013, had a weighted average credit score of 725 and a weighted average LTV ratio of 71% as of March 31, 2013.  At March 31, 2013, $63.2 million, or 51%, of the interest-only loans were still in their interest-only payment term and $4.2 million, or 16% of non-performing loans, were interest-only ARMs.

The following table presents the balance, percentage of total one- to four-family loans, weighted average credit score, LTV ratio, and average balance per loan for our one- to four-family loans as of the dates presented.  Credit scores are updated in the last month of the quarter and are obtained from a nationally recognized consumer rating agency.  The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent bank appraisal, if available.  In most cases, the most recent appraisal was obtained at the time of origination.

	March 31, 2013					September 30, 2012
		% of	Credit		Average		% of	Credit		Average
	Balance	Total	Score	LTV	Balance	Balance	Total	Score	LTV	Balance
	(Dollars in thousands)
Originated	$4,020,666	73.0%	763	65%	$125	$4,032,581	74.8%	763	65%	$124
Correspondent purchased	764,862	13.9	763	66	341	575,502	10.7	761	65	326
Bulk purchased	722,924	13.1	749	67	316	784,346	14.5	749	67	316
	$5,508,452	100.0%	761	65%	$150	$5,392,429	100.0%	761	65%	$147

The following table presents the rates and weighted average lives (“WAL”) in years, which reflects prepayment assumptions, of our loan portfolio as of the dates indicated.  The terms listed under fixed-rate one- to four-family loans represent original terms-to-maturity.  The terms listed under adjustable-rate one- to four-family loans represent initial terms-to-repricing.  Yields include the amortization of fees, costs, and premiums and discounts, all of which are considered adjustments to the yield.

	March 31, 2013			December 31, 2012			March 31, 2012
	Amount	Rate	WAL	Amount	Rate	WAL	Amount	Rate	WAL
	(Dollars in thousands)
Fixed-rate one- to four-family:
<= 15 years	$1,125,356	3.70%	3.5	$1,087,787	3.84%	2.9	$1,055,293	4.23%	3.1
> 15 years	3,237,793	4.29	5.4	3,176,924	4.40	4.2	3,110,361	4.73	5.1
All other fixed-rate loans	118,288	5.37	3.3	115,526	5.53	3.0	113,713	6.24	1.7	(1)
Total fixed-rate loans	4,481,437	4.17	4.8	4,380,237	4.29	3.8	4,279,367	4.65	4.5

Adjustable-rate one- to four-family:
<= 36 months	443,269	2.68	3.7	452,328	2.70	3.7	126,124	3.49	3.3
> 36 months	702,034	3.15	3.2	712,517	3.21	2.8	718,298	3.39	3.4
All other adjustable-rate loans	136,315	4.69	0.3	142,811	4.69	0.3	151,507	4.65	1.7	(1)
Total adjustable-rate loans	1,281,618	3.15	3.0	1,307,656	3.20	2.8	995,929	3.59	3.2
Total loans receivable	$5,763,055	3.94%	4.4	$5,687,893	4.04%	3.6	$5,275,296	4.45%	4.3

(1)	The 1.7 years presented at March 31, 2012 is for all other fixed-rate and adjustable-rate loans combined as the individual WAL for each category was not available.

The following tables present the annualized prepayment speeds of our one- to four-family loan portfolio for the quarter ended March 31, 2013, by interest rate tier.  The balances represent unpaid principal balances, excluding charge-offs, and including LIP, construction loans and non-performing loans.  The terms presented in the tables below represent the original terms for our fixed-rate one-to four-family loans, and current terms to repricing for our adjustable-rate one- to four-family loans.  Loan endorsements and refinances are considered prepayments and therefore are included in the prepayment speeds below.  During the quarter ended March 31, 2013, $3.4 million of adjustable-rate one- to four-family loans were endorsed to fixed-rate loans.  The annualized prepayment speeds are presented with and without endorsements.  Additionally, annualized prepayment speeds for our originated, correspondent purchased and bulk purchased portfolios for the quarter ended March 31, 2013, is also presented below.

	Original Term
	15 years or less			More than 15 years
		Prepayment Speed (annualized)			Prepayment Speed (annualized)
Rate	Principal	Including	Excluding	Principal	Including	Excluding
Range	Balance	Endorsements	Endorsements	Balance	Endorsements	Endorsements
	(Dollars in thousands)
<= 3.50%	$623,255	8.4%	5.6%	$684,145	6.8%	5.3%
3.51 - 3.99%	190,141	26.6	17.2	660,459	10.0	5.8
4.00 - 4.50%	100,346	51.0	32.2	993,693	27.0	13.1
4.51 - 4.99%	84,643	40.7	30.4	185,929	39.7	18.8
5.00 - 5.50%	91,139	31.8	27.5	457,041	47.5	21.9
5.51 - 5.99%	21,095	20.4	17.1	133,670	39.7	20.8
>= 6.00%	14,743	21.0	19.5	165,550	27.2	18.1
	$1,125,362	21.3%	14.9%	$3,280,487	24.8%	12.7%

Originated	$937,653	19.2%	13.2%	$2,792,002	25.8%	13.5%
Correspondent purchased	161,724	26.7	16.3	443,730	16.4	4.7
Bulk purchased	25,985	63.1	63.1	44,755	33.2	33.2
	$1,125,362	21.3%	14.9%	$3,280,487	24.8%	12.7%

	Current Term to Repricing
	36 months or less			More than 36 months
		Prepayment Speed (annualized)			Prepayment Speed (annualized)
Rate	Principal	Including	Excluding	Principal	Including	Excluding
Range	Balance	Endorsements	Endorsements	Balance	Endorsements	Endorsements
	(Dollars in thousands)
<= 2.50%	$372,822	5.3%	5.3%	$52,272	3.5%	3.5%
2.51 - 2.99%	251,142	15.1	15.1	124,420	7.2	6.7
3.00 - 3.50%	90,040	33.1	26.1	86,126	28.6	23.7
3.51 - 4.49%	38,679	25.2	15.1	26,568	50.5	49.0
4.50 - 5.49%	79,969	24.3	17.0	3,391	153.8	96.0
>= 5.50%	27,616	21.4	16.0	344	1.2	1.2
	$860,268	14.5%	12.4%	$293,121	20.2%	17.4%

Originated	$164,853	26.4%	16.4%	$173,082	12.3%	9.4%
Correspondent purchased	51,576	19.4	14.2	108,233	21.8	18.9
Bulk purchased	643,839	11.3	11.3	11,806	107.3	107.3
	$860,268	14.5%	12.4%	$293,121	20.2%	17.4%

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

	For the Three Months Ended
	March 31, 2013		December 31, 2012		September 30, 2012		June 30, 2012
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$5,687,893	4.04%	$5,649,156	4.15%	$5,256,803	4.37%	$5,275,296	4.45%
Originated and refinanced:
Fixed	179,828	3.26	209,873	3.26	220,934	3.51	151,724	3.78
Adjustable	22,676	3.94	39,964	3.58	50,533	3.50	42,802	3.74
Purchased and participations:
Fixed	119,334	3.22	88,763	3.45	90,939	3.62	34,567	3.94
Adjustable	19,145	2.64	21,434	2.70	360,463	2.49	12,722	3.00
Repayments	(262,865)		(318,332)		(327,972)		(256,221)
Principal charge-offs, net	(405)		(856)		(677)		(782)
Other(1)	(2,551)		(2,109)		(1,867)		(3,305)
Ending balance	$5,763,055	3.94%	$5,687,893	4.04%	$5,649,156	4.15%	$5,256,803	4.37%

	For the Six Months Ended
	March 31, 2013		March 31, 2012
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$5,649,156	4.15%	$5,195,876	4.69%
Originated and refinanced:
Fixed	389,701	3.26	319,493	3.78
Adjustable	62,640	3.71	98,460	3.58
Purchased and participations:
Fixed	208,097	3.32	75,965	4.14
Adjustable	40,579	2.67	69,632	3.62
Repayments	(581,197)		(476,131)
Principal charge-offs, net	(1,261)		(4,553)
Other(1)	(4,660)		(3,446)
Ending balance	$5,763,055	3.94%	$5,275,296	4.45%

(1)	“Other” consists of transfers to OREO, endorsement fees advanced and changes in commitments.

The following tables present loan origination, refinance and purchase activities for the periods indicated, excluding endorsement activity.  Loan originations, purchases and refinances are reported together.  During the three and six months ended March 31, 2013, the Bank endorsed $122.1 million and $375.4 million, respectively, of one-to four-family loans, reducing the average rate on those loans by 118 basis points and 111 basis points, respectively.  The adjustable-rate one- to four-family loans less than or equal to 36 months have a term to first reset of less than or equal to 36 months at origination and adjustable-rate one- to four-family loans greater than 36 months have a term to first reset of greater than 36 months at origination.  Of the $186.4 million of one- to four-family loan originations and refinances for the current quarter,  82% had loan values of $417 thousand or less.  Of the $138.5 million of one- to four-family loans purchased during the current quarter, 32% had loan values of $417 thousand or less.

	For the Three Months Ended
	March 31, 2013			March 31, 2012
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-Rate:	(Dollars in thousands)
One- to four-family:
<= 15 years	$105,724	2.75%	31.0%	$58,990	3.41%	25.9%
> 15 years	192,169	3.49	56.4	110,785	4.11	48.6
Multi-family and commercial real estate	497	5.75	0.1	--	--	--
Home equity	542	6.16	0.1	400	7.44	0.2
Other	230	9.17	0.1	285	8.33	0.1
Total fixed-rate	299,162	3.24	87.7	170,460	3.88	74.8

Adjustable-Rate:
One- to four-family:
<= 36 months	669	2.20	0.2	2,355	2.54	1.0
> 36 months	26,316	2.65	7.7	38,347	2.98	16.8
Home equity	14,509	4.67	4.3	16,127	4.89	7.1
Other	327	3.36	0.1	736	3.39	0.3
Total adjustable-rate	41,821	3.35	12.3	57,565	3.50	25.2

Total originated, refinanced and purchased	$340,983	3.25%	100.0%	$228,025	3.79%	100.0%

Purchased and participation loans included above:
Fixed-Rate:
Correspondent - one- to four-family	$119,334	3.22%		$31,165	4.29%

Adjustable-Rate:
Correspondent - one- to four-family	19,145	2.64		16,426	3.07

Total purchased/participation loans	$138,479	3.14%		$47,591	3.87%

	For the Six Months Ended
	March 31, 2013			March 31, 2012
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-Rate:	(Dollars in thousands)
One- to four-family:
<= 15 years	$218,063	2.80%	31.1%	$172,106	3.43%	30.6%
> 15 years	373,910	3.52	53.3	221,616	4.15	39.3
Multi-family and commercial real estate	4,347	5.09	0.6	--	--	--
Home equity	998	6.07	0.1	1,007	7.18	0.2
Other	480	8.56	0.1	729	7.44	0.1
Total fixed-rate	597,798	3.28	85.2	395,458	3.85	70.2

Adjustable-Rate:
One- to four-family:
<= 36 months	2,738	2.24	0.4	5,114	2.55	0.9
> 36 months	68,455	2.68	9.8	113,964	3.11	20.2
Multi-family and commercial real estate	--	--	--	13,975	5.00	2.5
Home equity	31,275	4.76	4.5	33,463	4.86	5.9
Other	751	3.09	0.1	1,576	3.33	0.3
Total adjustable-rate	103,219	3.30	14.8	168,092	3.60	29.8

Total originated, refinanced and purchased	$701,017	3.28%	100.0%	$563,550	3.77%	100.0%

Purchased and participation loans included above:
Fixed-Rate:
Correspondent - one- to four-family	$204,247	3.28%		$75,440	4.14%
Bulk - one- to four-family	--	--		392	3.25
Participations - commercial real estate	3,850	5.00		--	--
Participations - other	--	--		133	2.57
Total fixed-rate purchased/participations	208,097	3.32		75,965	4.14

Adjustable-Rate:
Correspondent - one- to four-family	40,579	2.67		35,789	3.12
Bulk - one- to four-family	--	--		19,868	3.55
Participations - commercial real estate	--	--		13,975	5.00
Total adjustable-rate purchased/participations	40,579	2.67		69,632	3.62

Total purchased/participation loans	$248,676	3.21%		$145,597	3.89%

The Bank generally prices its first mortgage loan products based on secondary market and competitor pricing.  During the six months ended March 31, 2013, the average rate offered on the Bank’s 30-year fixed-rate one- to four-family loans, with no points paid by the borrower, was approximately 170 basis points above the average 10-year Treasury rate, while the average rate offered on the Bank’s 15-year fixed-rate one- to four-family loans was approximately 100 basis points above the average 10-year Treasury rate.

The following tables present originated, refinanced, and purchased activity in our one- to four-family loan portfolio, excluding endorsement activity, and the corresponding LTV and credit score at the time of origination for the three and six months ended March 31, 2013 and 2012.

	For the Three Months Ended
	March 31, 2013			March 31, 2012
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$101,576	75%	759	$89,822	75%	761
Refinanced by Bank customers	84,823	67	762	73,064	68	774
Correspondent purchased	138,479	70	766	47,591	68	764
	$324,878	71%	763	$210,477	71%	766

	For the Six Months Ended
	March 31, 2013			March 31, 2012
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$224,092	75%	764	$215,014	74%	763
Refinanced by Bank customers	194,248	67	767	166,297	67	774
Correspondent purchased	244,826	69	767	111,229	67	768
Bulk purchased	--	--	--	20,260	60	763
	$663,166	71%	766	$512,800	70%	768

The following table presents one- to four-family loan originations, which includes correspondent purchases, for the top 12 states based on year-to-date volume, excluding endorsement activity, for the periods indicated.

	For the Three Months Ended			For the Six Months Ended
	March 31, 2013			March 31, 2013
State	Amount	% of Total	Rate	Amount	% of Total	Rate
	(Dollars in thousands)
Kansas	$174,665	53.8%	3.21%	$394,511	59.5%	3.20%
Missouri	86,744	26.7	3.15	163,097	24.6	3.15
Texas	27,248	8.4	3.15	44,057	6.6	3.26
Oklahoma	11,965	3.7	3.20	18,585	2.8	3.24
Tennessee	10,216	3.2	3.15	15,765	2.4	3.23
Alabama	3,633	1.1	2.55	10,487	1.6	3.00
North Carolina	2,716	0.8	3.14	3,734	0.6	3.26
Nebraska	756	0.2	2.88	2,981	0.4	3.54
Colorado	1,105	0.3	2.89	2,386	0.4	3.12
Arkansas	1,761	0.6	3.53	2,338	0.3	3.62
Maine	1,111	0.3	3.02	1,776	0.3	3.04
Minnesota	1,332	0.4	3.03	1,332	0.2	3.03
Other states	1,626	0.5	3.24	2,117	0.3	3.26
	$324,878	100.0%	3.18%	$663,166	100.0%	3.19%

Asset Quality – Loans and OREO

The Bank’s traditional underwriting guidelines have provided the Bank with generally low delinquencies and low levels of non-performing assets compared to national levels.  Of particular importance is the complete and full documentation required for each loan the Bank originates and purchases.  This allows the Bank to make an informed credit decision based upon a thorough assessment of the borrower’s ability to repay the loan compared to underwriting methodologies that do not require full documentation.  See additional discussion regarding underwriting standards in “Lending Practices and Underwriting Standards” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.  In the following asset quality discussion, unless otherwise noted, correspondent purchased loans are included with originated loans and bulk purchased loans are reported as purchased loans.  Management believes that it is unlikely the balances of loans 30 to 89 days delinquent, non-performing loans, and OREO will decrease significantly from their current levels, and will likely stay within a range seen during the past year, though no assurance can be given in this regard.

Delinquent and non-performing loans and OREO

The following tables present the Company’s 30 to 89 day delinquent loans, non-performing loans, and OREO at the dates indicated.  Non-performing loans are loans that are 90 or more days delinquent or in foreclosure or nonaccrual loans less than 90 days delinquent, which are loans that are required to be reported as nonaccrual pursuant to OCC Call Report requirements, even if the loans are current.    In accordance with OCC Call Report requirements, TDRs that were either nonaccrual at the time of restructuring or did not receive a credit evaluation prior to the restructuring and have not made six consecutive monthly payments per the restructured loan terms must be reported as nonaccrual loans.  Similarly, loans that have been discharged under Chapter 7 bankruptcy proceedings where the borrower has not reaffirmed the debt owed to the lender must be reported as nonaccrual loans,  even if the loans are current, until the borrower has made six consecutive monthly payments subsequent to their discharge date.  The balance of loans that are current or 30 to 89 days delinquent but are required by the OCC to be reported as nonaccrual was $8.2 million at March 31, 2013.  At all dates presented, there were no loans 90 or more days delinquent that were still accruing interest.  OREO primarily includes assets acquired in settlement of loans.  Over the past 12 months, OREO properties were owned by the Bank, on average, for approximately five months before the properties were sold.  Non-performing assets include non-performing loans and OREO.

	Loans Delinquent for 30 to 89 Days at:
	March 31,		December 31,		September 30,		June 30,		March 31,
	2013		2012		2012		2012		2012
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Loans 30 to 89 Days Delinquent:	(Dollars in thousands)
One- to four-family:
Originated	124	$13,718	156	$15,182	142	$14,178	131	$13,060	118	$12,725
Correspondent purchased	5	1,054	2	243	3	770	7	1,598	4	709
Bulk purchased	42	9,190	35	6,622	39	7,695	37	8,463	38	7,343
Consumer Loans:
Home equity	40	719	42	966	28	521	31	526	33	616
Other	14	104	10	188	16	106	13	128	20	342
	225	$24,785	245	$23,201	228	$23,270	219	$23,775	213	$21,735
30 to 89 days delinquent loans
to total loans receivable, net		0.43%		0.41%		0.41%		0.46%		0.42%

	Non-Performing Loans and OREO at:
	March 31,		December 31,		September 30,		June 30,		March 31,
	2013		2012		2012		2012		2012
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	85	$7,687	83	$7,395	86	$7,885	92	$8,998	99	$10,545
Correspondent purchased	4	642	6	815	5	722	2	328	4	1,897
Bulk purchased	40	9,408	43	10,378	43	10,447	47	11,792	49	12,485
Consumer Loans:
Home equity	22	393	21	357	19	369	21	505	14	327
Other	5	26	14	76	4	27	5	20	4	10
	156	18,156	167	19,021	157	19,450	167	21,643	170	25,264
Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	61	6,893	66	7,246	77	8,815	26	3,744	29	4,313
Correspondent purchased	1	433	3	657	4	686	2	457	2	458
Bulk purchased	4	711	7	1,450	10	2,405	--	--	1	324
Consumer Loans:
Home equity	7	150	17	342	22	456	--	--	1	10
Other	--	--	1	11	1	12	--	--	--	--
	73	8,187	94	9,706	114	12,374	28	4,201	33	5,105
Total non-performing loans	229	26,343	261	28,727	271	31,824	195	25,844	203	30,369

Non-performing loans as a percentage of total loans		0.46%		0.51%		0.57%		0.50%		0.58%

OREO:
One- to four-family:
Originated(2)	51	4,219	51	3,639	59	5,374	69	6,452	71	6,996
Correspondent purchased	2	173	--	--	1	92	5	1,045	5	429
Bulk purchased	5	830	7	1,188	6	1,172	5	1,007	11	2,851
Consumer Loans:
Home equity	4	60	2	32	1	9	1	9	2	21
Other(3)	1	1,400	1	1,400	1	1,400	1	1,400	1	1,502
	63	6,682	61	6,259	68	8,047	81	9,913	90	11,799
Total non-performing assets	292	$33,025	322	$34,986	339	$39,871	276	$35,757	293	$42,168

Non-performing assets as a percentage of total assets		0.35%		0.38%		0.43%		0.38%		0.44%

(1)

Represents loans required to be reported as nonaccrual by the OCC regardless of delinquency status.  At March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, and March 31, 2012, this amount was comprised of $975 thousand, $1.8  million, $1.2 million,  $604 thousand and $635 thousand, respectively, of loans that were 30 to 89 days delinquent, and $7.2 million, $7.9 million, $11.2 million, $3.6 million, and $4.5 million, respectively, of loans that were current.

(2)	Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.
(3)	“Other” OREO represents a single property the Bank purchased for a potential branch site but now intends to sell.

Of the $9.4 million of purchased one- to four-family loans 90 or more days delinquent or in foreclosure as of March 31, 2013,  $8.8 million, or 94%, were originated in calendar year 2004 or 2005.  Of the $8.3 million of originated and correspondent one- to four-family loans 90 or more days delinquent or in foreclosure as of March 31, 2013,  $6.9 million, or 83%, were originated in calendar year 2007 or earlier.

The following table presents the top 12 states where the properties securing our one- to four-family loans are located and their corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios at March 31, 2013.  The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal,  or the most recent bank appraisal, if available.  At March 31, 2013, losses expected to be realized, after taking into consideration anticipated PMI proceeds and the costs to sell the property, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent or
	One- to Four-Family		Days Delinquent		in Foreclosure
State	Balance	% of Total	Balance	% of Total	Balance	% of Total	Average LTV
	(Dollars in thousands)
Kansas	$3,715,178	67.5%	$10,884	45.4%	$7,414	41.8%	78%
Missouri	899,748	16.3	4,844	20.2	915	5.2	85
California	339,135	6.2	--	--	--	--	n/a
Texas	83,685	1.5	1,887	7.9	--	--	n/a
Oklahoma	44,680	0.8	29	0.1	380	2.1	51
Illinois	39,775	0.7	419	1.7	1,316	7.5	73
Nebraska	38,688	0.7	957	4.0	44	0.2	65
Alabama	32,450	0.6	--	--	--	--	n/a
Tennessee	30,125	0.5	--	--	--	--	n/a
Florida	24,559	0.5	504	2.1	2,171	12.2	75
Minnesota	23,514	0.4	355	1.5	97	0.5	92
New York	22,329	0.4	450	1.9	939	5.3	87
Other states	214,586	3.9	3,633	15.2	4,461	25.2	72
	$5,508,452	100.0%	$23,962	100.0%	$17,737	100.0%	76%

Troubled Debt Restructurings
For borrowers experiencing financial difficulties, the Bank may grant a concession to the borrower.  Generally, the Bank grants a short-term payment concession to borrowers who are experiencing a temporary cash flow problem.  The most frequently used concession is to reduce the monthly payment amount for a period of six to 12 months, often by only requiring payments of interest and escrow during this period.  These restructurings result in an extension of the maturity date of the loan.  For more severe situations requiring long-term solutions, the Bank also offers interest rate reductions to currently-offered rates and more lengthy extensions of the maturity date.  Each such concession is considered a TDR.  The Bank does not forgive principal or interest nor does it commit to lend additional funds, except for the capitalization of delinquent interest and/or escrow balances, not to exceed the original loan balance, to debtors whose terms have been modified in TDRs.

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

A TDR is reported as such until it pays off, unless it has been restructured to an interest rate equal to or greater than the rate the Bank was willing to accept at the time of the restructuring for a new loan with comparable risk, and has performed under the new terms of the restructuring agreement for at least 12 consecutive months.  During July 2012, the OCC provided guidance to the industry regarding loans that had been discharged under Chapter 7 bankruptcy proceedings where the borrower has not reaffirmed the debt owed to the lender.  The OCC requires that these loans be reported as TDRs, regardless of their delinquency status.  These loans will be reported as TDRs until the borrower has made 48 consecutive monthly loan payments after the Chapter 7 discharge date.

At March 31, 2013 and September 30, 2012, the Bank had TDRs with a recorded investment of $51.1 million and $52.0 million, respectively.  Of the $51.1 million of TDRs at March 31, 2013, $40.0 million were originated loans, $3.0 million were correspondent purchased loans, and $8.1 million were bulk purchased loans.  Additionally, of the $51.1 million of TDRs at March 31, 2013,  $4.1 million were 30 to 89 days delinquent and $4.1 million were 90 or more days delinquent or in foreclosure.    For additional information regarding our TDRs, see “Note 4 – Loans Receivable and Allowance for Credit Losses.”

The following table presents TDR activity, at recorded investment, during the six months ended March 31, 2013.  Excluded from the restructuring activity in the table below is $4.0 million of loans that were restructured in the current year, as well as in a prior fiscal year, and are therefore already presented in the beginning balance.  Of the $4.0 million of loans, $2.8 million related to borrowers that endorsed multiple times in order to obtain a lower market interest rate.

	Concession
	Granted	Loan
	by the	Endorsement
	Bank	Program	Total
	(Dollars in thousands)
Beginning balance	$31,687	$20,347	$52,034
Restructurings	8,023	7,018	15,041
Chapter 7 bankruptcy(1)	2,252	--	2,252
TDRs no longer reported as such(2)	(4,683)	(10,083)	(14,766)
Principal repayments/payoffs	(2,333)	(471)	(2,804)
Charge-offs	(657)	--	(657)
Ending balance	$34,289	$16,811	$51,100

(1)	These loans have been discharged under Chapter 7 bankruptcy proceedings and the borrower has not reaffirmed the debt owed to the Bank.
(2)	These loans have met certain criteria and are no longer required to be reported as TDRs.

The following table presents the recorded investment of TDRs as of March 31, 2013 by asset classification.

	Concession
	Granted	Loan
	by the	Endorsement
	Bank	Program	Total
	(Dollars in thousands)
Not classified(1)	$2,008	$--	$2,008
Special mention	5,491	16,247	21,738
Substandard	26,790	564	27,354
	$34,289	$16,811	$51,100

(1)

These loans have been discharged under Chapter 7 bankruptcy proceedings but the borrower has made 12 consecutive monthly payments subsequent to their discharge date and therefore the loans are no longer classified per the Bank’s asset classification policies.

Impaired Loans

A loan is reported as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  The following types of loans are reported as impaired loans: all nonaccrual loans, loans classified as substandard, loans partially charged-off, and all TDRs except those that have been restructured to an interest rate equal to or greater than the rate the Bank was willing to accept at the time of the restructuring for a new loan with comparable risk, and have performed under the new terms of the restructuring agreement for at least 12 consecutive months.  The balance of loans reported as impaired at March 31, 2013 and September 30, 2012 was $67.6 million and $70.5 million, respectively.

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

The ACL is maintained through provisions for credit losses which are charged to income.  The provision for credit losses is based upon the results of management’s quarterly assessment of the ACL.  During the six months ended March 31, 2013, the Company recorded a provision for credit losses of $233 thousand in order to maintain the ACL at a level considered appropriate by management.  For additional information regarding the provision for credit losses for the six months ended March 31, 2013, see “Comparison of Operating Results for the Six Months Ended March 31, 2013 and 2012.”  At March 31, 2013,  the balance of ACL was $10.1 million, or 0.18% of the total loan portfolio and 38.2% of total non-performing loans.  This compares to an ACL of $11.1 million, or 0.20% of the total loan portfolio and 34.9% of total non-performing loans as of September 30, 2012.

The following table presents the Company’s allocation of the ACL to each respective loan category at March 31, 2013 and September 30, 2012.

	At				At
	March 31, 2013				September 30, 2012
		% of ACL		% of		% of ACL		% of
	Amount of	to Total	Total	Loans to	Amount of	to Total	Total	Loans to
	ACL	ACL	Loans	Total Loans	ACL	ACL	Loans	Total Loans
	(Dollars in thousands)
One- to four-family:
Originated	$5,987	59.5%	$4,785,528	83.1%	$6,057	54.5%	$4,608,083	81.6%
Purchased	3,495	34.7	722,924	12.5	4,453	40.1	784,346	13.9
Multi-family and commercial	182	1.8	46,579	0.8	196	1.8	48,623	0.9
Construction	41	0.4	64,572	1.1	40	0.4	52,254	0.9
Consumer:
Home equity	323	3.2	137,380	2.4	301	2.7	149,321	2.6
Other consumer	44	0.4	6,072	0.1	53	0.5	6,529	0.1
	$10,072	100.0%	$5,763,055	100.0%	$11,100	100.0%	$5,649,156	100.0%

Securities.    The following table presents the distribution of our MBS and investment securities portfolios, at amortized cost, at the dates indicated.  The total securities portfolio increased $41.8 million, or 1.3%, from December 31, 2012 to March 31, 2013 due primarily to purchases of fixed-rate MBS.  Included in the $907.4 million of fixed-rate GSE debentures at September 30, 2012 was $60.0 million of securities at the holding company.  The holding company securities matured during the December 31, 2012 quarter.  Overall, fixed-rate securities comprised 78% of these portfolios at March 31, 2013.  The WAL is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied.  The increase in the WAL between September 30, 2012 and March 31, 2013 was due primarily to the call and maturity of investment securities with shorter WALs along with purchase of investment securities with WALs greater than the existing portfolio WAL, partially offset by an increase in actual MBS prepayments.   The decrease in the yield between September 30, 2012 and March 31, 2013 was due primarily to the purchase of securities with yields less than the average yield on the existing portfolio.  Yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	March 31, 2013			December 31, 2012			September 30, 2012
	Balance	Yield	WAL	Balance	Yield	WAL	Balance	Yield	WAL
	(Dollars in thousands)
Fixed-rate securities:
MBS	$1,650,657	2.41%	3.1	$1,559,219	2.60%	3.0	$1,505,480	2.85%	3.1
GSE debentures	794,920	1.05	2.3	787,666	1.10	1.6	907,386	1.14	0.8
Municipal bonds	41,134	2.90	1.8	44,379	2.89	1.9	47,769	2.94	2.0
Total fixed-rate securities	2,486,711	1.98	2.8	2,391,264	2.11	2.5	2,460,635	2.22	2.2

Adjustable-rate securities:
MBS	681,095	2.55	4.9	734,655	2.63	5.1	792,325	2.65	5.8
Trust preferred securities	2,830	1.54	24.2	2,900	1.56	24.5	2,912	1.65	24.7
Total adjustable-rate securities	683,925	2.55	5.0	737,555	2.62	5.2	795,237	2.64	5.9
Total securities portfolio	$3,170,636	2.11%	3.3	$3,128,819	2.23%	3.1	$3,255,872	2.33%	3.1

Mortgage-Backed Securities.  The balance of MBS, which primarily consists of securities of U.S. GSEs, increased $25.2 million from $2.33 billion at September 30, 2012 to $2.36 billion at March 31, 2013.  The following tables provide a summary of the activity in our portfolio of MBS for the periods presented.  The yields and WALs for purchases are presented as recorded at the time of purchase.  The yields for the beginning balances are as of the last day of the period previous to the period presented and the yield for the ending balances are as of the last day of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented.  The yield of the MBS portfolio decreased from September 30, 2012 to March 31, 2013 primarily as a result of purchases of securities at market rates which resulted in average yields lower than that of the existing portfolios.  The beginning and ending WAL is the estimated remaining maturity (in years) after three-month historical prepayment speeds have been applied.  The decrease in the WAL at March 31, 2013 compared to September 30, 2012 was due primarily to an increase in actual prepayments. The net balance of premiums/(discounts) on our portfolio of MBS was $23.5 million at March 31, 2013.

	For the Three Months Ended
	March 31, 2013			December 31, 2012			September 30, 2012			June 30, 2012
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$2,324,187	2.61%	3.7	$2,332,942	2.78%	4.0	$2,510,659	2.86%	4.6	$2,626,544	2.91%	5.1
Maturities and repayments	(187,308)			(194,769)			(175,776)			(152,162)
Net amortization of premiums/(discounts)	(2,124)			(2,124)			(1,875)			(1,625)
Purchases:
Fixed	227,310	1.24	4.0	192,962	1.23	3.9	--	--	--	41,510	1.91	4.4
Change in valuation on AFS securities	(3,970)			(4,824)			(66)			(3,608)
Ending balance - carrying value	$2,358,095	2.45%	3.6	$2,324,187	2.61%	3.7	$2,332,942	2.78%	4.0	$2,510,659	2.86%	4.6

	For the Six Months Ended
	March 31, 2013			March 31, 2012
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$2,332,942	2.78%	4.0	$2,412,076	3.26%	5.3
Maturities and repayments	(382,077)			(295,259)
Net amortization of premiums/(discounts)	(4,248)			(3,057)
Purchases:
Fixed	420,272	1.24	3.9	439,979	1.93	4.4
Adjustable	--	--	--	75,754	1.84	5.7
Change in valuation on AFS securities	(8,794)			(2,949)
Ending balance - carrying value	$2,358,095	2.45%	3.6	$2,626,544	2.91%	5.1

The following table presents our fixed-rate MBS portfolio, at amortized cost, based on the underlying weighted average loan rate, the annualized prepayment speeds for the quarter ended March 31, 2013, and the net premium/discount by interest rate tier.  Our fixed-rate MBS portfolio is somewhat less sensitive than our fixed-rate one- to four-family loan portfolio to repricing risk due to external refinancing barriers such as unemployment, income changes, and decreases in property values, which are generally more pronounced outside of our local market areas.  However, we are unable to control the interest rates and/or governmental programs that could impact the loans in our fixed-rate MBS portfolio, and are therefore more likely to experience reinvestment risk due to principal prepayments.  Additionally, prepayments impact the amortization/accretion of premiums/discounts on our MBS portfolio.  As prepayments increase, the related premiums/discounts are amortized/accreted at a faster rate.  The amortization of premiums decreases interest income while the accretion of discounts increases interest income.  As noted in the table below, the fixed-rate MBS portfolio had a net premium of $20.8 million as of March 31, 2013.  Given that the weighted average coupon on the underlying loans in this portfolio are above current market rates, the Bank could experience an increase in the premium amortization should prepayment speeds increase significantly, potentially reducing future interest income.

	Original Term
	15 years or less		More than 15 years
		Prepayment		Prepayment		Net
	Amortized	Speed	Amortized	Speed		Premium/
Rate Range	Cost	(annualized)	Cost	(annualized)	Total	(Discount)
	(Dollars in thousands)
< =3.50%	$694,315	9.4%	$--	--%	$694,315	$15,013
3.51 - 3.99%	484,172	24.3	32,396	30.2	516,568	3,697
4.00 - 4.50%	110,755	29.3	33,518	27.2	144,273	2,330
4.51 - 4.99%	130,324	23.7	3,565	29.6	133,889	(319)
5.00 - 5.50%	64,184	24.2	1,439	23.2	65,623	(15)
5.51 - 5.99%	42,802	23.7	24,786	37.0	67,588	7
>=6.00%	7,676	31.6	20,725	21.8	28,401	113
	$1,534,228	17.9%	$116,429	29.2%	$1,650,657	$20,826

Average rate	3.66%		4.90%		3.75%
Average remaining
contractual term (years)	10.8		17.2		11.3

Investment Securities.  Investment securities, which consist of U.S. GSE debentures (primarily issued by FNMA, FHLMC, or FHLB) and municipal investments, decreased $120.7 million, from $961.8 million at September 30, 2012 to $841.1 million at March 31, 2013.  The decrease in the portfolio was due primarily to called and matured securities not being replaced in their entirety, including the remaining $60.0 million of securities at the holding company.  The cash flows from calls and maturities that were not reinvested in the portfolio, were largely used to fund loan activity, pay dividends to stockholders,  repurchase stock, and repay maturing repurchase agreements. The following tables provide a summary of the activity of investment securities for the periods presented.  The yields for the beginning balances are as of the last day of the period previous to the period presented and the yields for the ending balances are as of the last day of the period presented.  The decrease in the yield at March 31, 2013 compared to September 30, 2012 was due primarily to the purchase of investment securities during the period, which had yields lower than the overall portfolio yield.  The beginning and ending WALs represent the estimated remaining maturity (in years) of the securities after projected call dates have been considered, based upon market rates at each date presented.  The increase in the WAL at March 31, 2013 compared to September 30, 2012 was due to the purchase of investment securities during the period with WALs greater than the existing portfolio WAL, as well as to the call and maturity of securities with shorter WALs.  Of the $379.4 million of fixed-rate investment securities purchased during the six months ended March 31, 2013, $379.2 million are callable.

	For the Three Months Ended
	March 31, 2013			December 31, 2012			September 30, 2012			June 30, 2012
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$837,433	1.20%	1.7	$961,849	1.23%	1.0	$1,195,589	1.23%	0.9	$1,253,937	1.22%	1.5
Maturities and calls	(171,009)			(327,323)			(309,012)			(112,150)
Net amortization of premiums/(discounts)	(97)			(170)			(331)			(553)
Purchases:
Fixed	175,045	0.91	2.5	204,371	1.01	1.4	75,190	0.80	2.2	52,141	0.98	3.0
Change in valuation of AFS securities	(245)			(1,294)			413			2,214
Ending balance - carrying value	$841,127	1.14%	2.3	$837,433	1.20%	1.7	$961,849	1.23%	1.0	$1,195,589	1.23%	0.9

	For the Six Months Ended
	March 31, 2013			March 31, 2012
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$961,849	1.23%	1.0	$1,444,480	1.17%	1.0
Maturities and calls	(498,332)			(753,297)
Net amortization of premiums/(discounts)	(267)			(1,221)
Purchases:
Fixed	379,416	0.96	1.9	563,970	1.14	2.8
Change in valuation of AFS securities	(1,539)			5
Ending balance - carrying value	$841,127	1.14%	2.3	$1,253,937	1.22%	1.5

Liabilities.    Total liabilities increased $178.9 million, from $7.57 billion at September 30, 2012, to $7.75 billion at March 31, 2013 due primarily to a $142.9 million increase in deposits and a $100.0 million FHLB advance commitment, partially offset by the repayment of $50.0 million of repurchase agreements that matured during the current quarter.  The increase in the deposit portfolio was due primarily to an $81.8 million increase in the checking portfolio, a $45.4 million increase in the money market portfolio, and a $20.3 million increase in the savings portfolio, partially offset by a $4.6 million decrease in the certificate of deposit portfolio.  The decrease in the certificate of deposit portfolio was due primarily to a decrease in floating rate certificates of deposit, partially offset by an increase in public unit deposits.  Additionally, fixed-rate retail certificates of deposit decreased slightly and there was a shift in this portfolio from certificates of deposit with a term of 30 months or less to those with a term of 36 months or more, primarily to 36 and 60 month terms.  The $100.0 million FHLB advance commitment settled in early April 2013.  The FHLB advance has a six year term and a fixed contractual rate of 1.29%.  Proceeds from the FHLB advance will largely be used to replace the $50.0 million of repurchase agreements that matured and also fund upcoming maturities of repurchase agreements.

Deposits – Deposits increased $142.9 million between September 30, 2012 and March 31, 2013, due to growth in the checking, money market, and savings portfolios.  If interest rates were to rise, it is possible that our customers may move the funds in those accounts to higher-yielding deposit products within the Bank or withdraw their funds to invest in higher-yielding investments outside of the Bank.    The following table presents the amount, average rate and percentage of total deposits for checking, savings, money market and certificates (including public units and brokered deposits) at the dates presented.

	March 31, 2013			December 31, 2012			September 30, 2012
		Average	% of		Average	% of		Average	% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Checking	$688,354	0.04%	14.7%	$656,239	0.04%	14.3%	$606,504	0.04%	13.3%
Savings	281,219	0.10	6.0	265,195	0.11	5.8	260,933	0.11	5.8
Money market	1,156,404	0.19	24.6	1,142,990	0.22	25.0	1,110,962	0.25	24.4
Retail certificates of deposit	2,287,360	1.40	48.7	2,246,908	1.46	49.0	2,295,941	1.49	50.4
Public units/brokered deposits	280,236	0.96	6.0	270,831	1.00	5.9	276,303	0.98	6.1
	$4,693,573	0.80%	100.0%	$4,582,163	0.84%	100.0%	$4,550,643	0.89%	100.0%

At March 31, 2013,  $83.7 million of certificates were brokered deposits, unchanged from September 30, 2012.  The $83.7 million of brokered deposits at March 31, 2013 had a weighted average rate of 2.58% and a remaining term to maturity of  1.4 years.  The Bank monitors the cost of brokered deposits and considers them as a potential source of funding, provided that investment opportunities are balanced with the funding cost.  As of March 31, 2013,  $196.5 million of certificates were public unit deposits, compared to $192.6 million of public unit deposits at September 30, 2012.  The $196.5 million of public unit deposits at March 31, 2013 had a weighted average rate of 0.27% and an average remaining term to maturity of nine months.  Management will continue to monitor the wholesale deposit market for attractive opportunities relative to the use of proceeds for investments.

The following tables set forth scheduled maturity information for our certificate of deposit portfolio (including public units and brokered deposits) at March 31, 2013.

	Amount Due
		More than	More than
	1 year	1 year to	2 years to	More than	Total
Rate range	or less	2 years	3 years	3 years	Amount	Rate
	(Dollars in thousands)
0.00 – 0.99%	$795,232	$239,836	$32,775	$458	$1,068,301	0.52%
1.00 – 1.99%	111,485	230,091	154,906	313,318	809,800	1.42
2.00 – 2.99%	202,443	209,531	195,183	18,185	625,342	2.51
3.00 – 3.99%	41,397	13,784	7,248	520	62,949	3.16
4.00 – 4.99%	663	251	290	--	1,204	4.50
	$1,151,220	$693,493	$390,402	$332,481	$2,567,596	1.35%

Percent of total	44.8%	27.0%	15.2%	13.0%
Weighted average rate	1.02	1.47	1.94	1.59
Weighted average maturity (in years)	0.4	1.5	2.4	3.7	1.4
Weighted average maturity for the retail certificate of deposit portfolio (in years)					1.5

	Maturity
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)
Retail certificates of deposit less than $100,000	$205,238	$228,157	$299,894	$864,040	$1,597,329
Retail certificates of deposit of $100,000 or more	67,923	94,161	105,581	422,366	690,031
Public units/brokered deposits less than $100,000	20,058	--	--	63,652	83,710
Public units of $100,000 or more	84,504	24,021	21,683	66,318	196,526
Total certificates of deposit	$377,723	$346,339	$427,158	$1,416,376	$2,567,596

Borrowings  – The following tables present FHLB advances, at par, and repurchase agreement activity for the periods shown.  Line of credit activity is excluded from the following table due to the short-term nature of the borrowings. The weighted average maturity (“WAM”) is the remaining weighted average contractual term in years.  The beginning and ending WAMs represent the remaining maturity at each date presented.  For new borrowings, the WAMs presented are as of the date of issue.  The effective rate includes the net impact of the amortization of deferred prepayment penalties resulting from the prepayment of certain FHLB advances and deferred gains related to interest rate swaps previously terminated.  Rates on new borrowings are fixed-rate.    The new $100.0 million FHLB advance in the current quarter represents an outstanding FHLB advance commitment at March 31, 2013 that settled in early April 2013.  The new advance has a term of 72 months at a rate of 1.29%.  This replaces $50.0 million of repurchase agreements that matured late during the current quarter which had a weighted average rate of 3.48%.  In early April 2013, $25.0 million of repurchase agreements matured with a rate of 3.33%.  In May 2013, $225.0 million of advances are scheduled to mature with a weighted average rate of 3.86%.

	For the Three Months Ended
	March 31, 2013			December 31, 2012			September 30, 2012			June 30, 2012
		Effective			Effective			Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,915,000	2.99%	2.6	$2,915,000	3.13%	2.7	$2,915,000	3.25%	2.8	$2,915,000	3.24%	3.1
Maturities and prepayments:
FHLB advances	--	--		(100,000)	4.85		(100,000)	4.27		--	--
Repurchase agreements	(50,000)	3.48		--	--		--	--	--	--	--
New borrowings:
FHLB advances	100,000	1.29	6.0	100,000	0.78	4.0	100,000	0.83	4.0	--	--
Ending balance	$2,965,000	2.92%	2.5	$2,915,000	2.99%	2.6	$2,915,000	3.13%	2.7	$2,915,000	3.25%	2.8

	For the Six Months Ended
	March 31, 2013			March 31, 2012
		Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning principal balance	$2,915,000	3.13%	2.7	$2,915,000	3.76%	3.0
Maturities and prepayments:
FHLB advances	(100,000)	4.85		(450,000)	3.38
Repurchase agreements	(50,000)	3.48		(150,000)	4.41
New borrowings:
FHLB advances	200,000	1.04	5.0	600,000	1.14	3.2
Ending principal balance	$2,965,000	2.92%	2.5	$2,915,000	3.24%	3.1

The following table presents the maturity of FHLB advances, at par, and repurchase agreements as of March 31, 2013, including the $100.0 million FHLB advance commitment at March 31, 2013.  Management will continue to monitor the Bank’s investment opportunities and balance those opportunities with the cost of FHLB advances and other funding sources.

			Weighted	Weighted
	FHLB	Repurchase	Average	Average
Maturity by	Advances	Agreements	Contractual	Effective
Fiscal year	Amount	Amount	Rate	Rate(1)
	(Dollars in thousands)
2013	$225,000	$95,000	3.90%	3.90%
2014	450,000	100,000	3.33	3.95
2015	600,000	20,000	1.73	1.95
2016	575,000	--	2.29	2.91
2017	500,000	--	2.69	2.72
2018	200,000	100,000	2.90	2.90
2019	100,000	--	1.29	1.29
	$2,650,000	$315,000	2.64%	2.92%

(1)

The effective rate includes the net impact of the amortization of deferred prepayment penalties resulting from the prepayment of certain FHLB advances and deferred gains related to terminated interest rate swaps.

Maturities – The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of borrowings and certificates of deposit, split between retail and public unit/brokered deposit amounts, for the next four quarters as of March 31, 2013.

		Weighted		Weighted	Public Unit/	Weighted		Weighted
		Average	Retail	Average	Brokered	Average		Average
Maturity by	Borrowings	Repricing	Certificate	Repricing	Deposit	Repricing		Repricing
Quarter End	Amount	Rate	Amount	Rate	Amount	Rate	Total	Rate
	(Dollars in thousands)
June 30, 2013	$250,000	3.81%	$273,161	1.14%	$104,562	0.52%	$627,723	2.10%
September 30, 2013	70,000	4.23	322,318	1.19	24,021	0.18	416,339	1.64
December 31, 2013	150,000	3.16	203,882	0.92	10,173	0.75	364,055	1.84
March 31, 2014	200,000	5.01	201,593	1.12	11,510	0.25	413,103	2.98
	$670,000	4.06%	$1,000,954	1.11%	$150,266	0.46%	$1,821,220	2.14%

Stockholders’ Equity.  Stockholders’ equity decreased $163.5 million, from $1.81 billion at September 30, 2012 to $1.64 billion at March 31, 2013.  The decrease was due primarily to the payment of $125.3 million of dividends and the repurchase of $72.0 million of stock, partially offset by net income of $35.3 million.

The $125.3 million of dividends paid during the current six month period consisted of a $0.52 per share, or $76.5 million, True Blue® dividend, an $0.18 per share, or $26.6 million, special year-end dividend related to fiscal year 2012 earnings, per the Company’s dividend policy, and two regular quarterly dividends of $0.075 per share totaling $0.15 per share, or $22.2 million.  On April 17, 2013, the Company declared a regular quarterly cash dividend of $0.075 per share, or approximately $10.8 million, payable on May 17, 2013 to stockholders of record as of the close of business on May 3, 2013.  Dividend payments depend upon a number of factors including the Company’s financial condition and results of operations, the Bank’s regulatory capital requirements, regulatory limitations on the Bank’s ability to make capital distributions to the Company, and the amount of cash at the holding company.

In December 2011, the Company announced that its Board of Directors approved the repurchase of up to $193.0 million of the Company’s common stock.  The Company began repurchasing common stock during the second quarter of fiscal year 2012 and completed the plan during the current quarter, having repurchased 16,360,654 shares at an average price of $11.80 per share.  In November 2012, the Company announced its Board of Directors approved a new $175.0 million stock repurchase program to commence upon the completion of the aforementioned $193.0 million repurchase plan.  As of March 31, 2013, 2,359,430 shares had been repurchased under the new plan at an average price of $11.86 per share, or $28.0 million.  Subsequent to March 31, 2013 and through April 12, 2013, the Company repurchased 343,536 shares at an average price of $11.91 per share.  The new plan, under which $142.9 million remained available as of April 12, 2013, has no expiration date.

The following table presents quarterly dividends paid in calendar years 2013, 2012, and 2011.  For the quarter ending June 30, 2013, the table below does not present the actual dividend payout, but rather management’s estimate of the dividend payout as of April 24, 2013, based on the number of shares outstanding on that date and the dividend declared on April 17, 2013 of $0.075 per share.

	Calendar Year
	2013	2012	2011
	(Dollars in thousands)
Quarter ended March 31
Total dividends paid	$11,023	$12,145	$12,105
Quarter ended June 30
Total dividends paid	10,796	11,883	12,105
Quarter ended September 30
Total dividends paid	--	11,402	12,106
Quarter ended December 31
Total dividends paid	--	11,223	12,145
True Blue dividend 2012/Welcome dividend 2011
Total dividends paid	--	76,494	96,838
Special year-end dividend
Total dividends paid	--	26,585	16,193
Calendar year-to-date dividends paid	$21,819	$149,732	$161,492

Operating Results

The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2013	2012	2012	2012	2012
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$56,936	$58,467	$58,218	$57,547	$59,785
MBS	14,446	15,183	16,470	18,144	18,169
Investment securities	2,457	2,865	3,409	3,783	4,115
Other interest and dividend income	1,141	1,161	1,208	1,171	1,205
Total interest and dividend income	74,980	77,676	79,305	80,645	83,274

Interest expense:
FHLB advances	17,909	18,628	19,403	19,859	20,443
Deposits	9,344	9,849	10,480	11,068	11,835
Repurchase agreements	3,407	3,569	3,569	3,530	3,530
Total interest expense	30,660	32,046	33,452	34,457	35,808

Net interest income	44,320	45,630	45,853	46,188	47,466

Provision for credit losses	--	233	--	--	1,500

Net interest income
(after provision for credit losses)	44,320	45,397	45,853	46,188	45,966

Other income	5,944	5,768	5,829	6,080	6,172
Other expenses	23,217	24,741	24,134	22,905	21,969
Income tax expense	9,332	8,861	9,812	10,690	10,854
Net income	$17,715	$17,563	$17,736	$18,673	$19,315

Efficiency ratio	46.19%	48.14%	46.70%	43.82%	40.96%

Basic earnings per share	$0.12	$0.12	$0.11	$0.12	$0.12
Diluted earnings per share	0.12	0.12	0.11	0.12	0.12

Comparison of Operating Results for the Six Months Ended March 31, 2013 and 2012

For the six month period ended March 31, 2013, the Company recognized net income of $35.3 million, compared to net income of $38.1 million for the six month period ended March 31, 2012.  The $2.8 million, or 7.4%, decrease in net income was due primarily to an increase in other expenses and a decrease in net interest income, partially offset by a decrease in income tax expense and provision for credit losses.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the time periods presented, along with the change in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2013	2012	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$115,403	$120,460	$(5,057)	(4.2)%
MBS	29,629	36,542	(6,913)	(18.9)
Investment securities	5,322	8,752	(3,430)	(39.2)
Capital stock of FHLB	2,233	2,202	31	1.4
Cash and cash equivalents	69	145	(76)	(52.4)
Total interest and dividend income	$152,656	$168,101	$(15,445)	(9.2)%

The decrease in interest income on loans receivable was due to a decrease in the weighted average yield of the portfolio, partially offset by a $439.9 million increase in the average balance of the portfolio, which was largely due to a bulk loan purchase during the quarter ended September 30, 2012.    The average yield on the loans receivable portfolio decreased 54 basis points, from 4.62% for the prior year six month period to 4.08% for the current six month period.  The decrease in the weighted average yield was due to the continued downward repricing of the existing portfolio due to endorsements and refinances, as well as to the origination and purchase of loans at rates less than the weighted average rate of the existing portfolio.

The decrease in interest income on MBS was due primarily to a 48 basis point decrease in the weighted average yield of the portfolio, from 3.03% during the prior year six month period to 2.55% for the current six month period, and partially to a $91.4 million decrease in the average balance between the two periods.  The decrease in the average yield was due primarily to purchases of MBS between periods with yields less than the average yield on the existing portfolio.  The funds for these purchases were provided primarily from repayments and prepayments of higher-yielding MBS.  The cash flows from MBS that were not reinvested in the portfolio were used largely to fund loan activity.

The decrease in interest income on investment securities was due primarily to a $448.6 million decrease in the average balance of the portfolio, of which $257.1 million related to securities at the holding company, and partially to a 10 basis point decrease in the weighted average yield to 1.22% for the current six month period.  The cash flows from calls and maturities of investment securities that were not reinvested in the portfolio were used to repurchase stock, pay dividends to stockholders, and fund loan activity.

Interest Expense
The following table presents the components of interest expense for the time periods presented, along with the change in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2013	2012	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB advances	$36,537	$42,782	$(6,245)	(14.6)%
Deposits	19,193	24,622	(5,429)	(22.0)
Repurchase agreements	6,976	7,857	(881)	(11.2)
Total interest expense	$62,706	$75,261	$(12,555)	(16.7)%

The decrease in interest expense on FHLB advances was due to a decrease in the weighted average rate paid on the portfolio, partially offset by a $44.3 million increase in the average balance between the two periods.  The weighted average rate paid on FHLB advances decreased 54 basis points, from 3.44% for the prior year six month period to 2.90% for the current six month period.  The decrease in the average rate paid was due to the renewal of advances between periods to lower rates, as well as to the prepayment of an advance during the second quarter of fiscal year 2012.

The decrease in interest expense on deposits was due primarily to a 25 basis point reduction in the weighted average rate paid on the portfolio to 0.84% for the current six month period, and partially to a change in the portfolio mix. The decrease in the weighted average rate paid on the deposit portfolio was primarily due a decrease in the weighted average rate paid on the certificate of deposit and money market portfolios as the portfolios continued to reprice to lower market rates.  The weighted average rate paid on the certificate of deposit portfolio decreased 32 basis points, from 1.71% for the prior year six month period to 1.39% for the current six month period.  The weighted average rate paid on the money market portfolio decreased 12 basis points, from 0.34% for the prior year six month period to 0.22% for the current six month period.  The average balance of deposits increased $62.2 million between the two periods; however the growth was in lower rate deposit products, primarily checking and money market, while the average balance of the certificates of deposit decreased between the two periods.

The decrease in interest expense on repurchase agreements was due primarily to a $39.5 million decrease in the average balance between periods as a result of maturing agreements not being renewed; rather, the agreements were replaced with FHLB advances.

Net Interest Margin
The net interest margin, which is calculated as the difference between interest income and interest expense divided by average interest-earning assets, decreased three basis points, from 2.02% for the prior year six month period to 1.99% for the current six month period.  The decrease in the net interest margin was primarily a result of a decrease in loan and security yields, which more than offset the benefit received from a decrease in the cost of funds between the two periods.

The weighted average yield on total interest-earning assets decreased 27 basis points from the prior year six month period to 3.38% for the current six month period and the average balance of interest-earning assets decreased $154.6 million from the prior year six month period to $9.04 billion for the current six month period.  The decrease in the weighted average balance between the two periods was primarily in lower yielding assets;  specifically the investment securities portfolio, where the proceeds from securities called or matured not reinvested in the portfolio were used largely to repurchase stock, pay dividends to stockholders, and fund loan activity.  The average balance of the loan portfolio increased between the two periods; however, not enough to overcome the impact of the 54 basis point reduction in the loan portfolio yield.

The weighted average rate paid on total interest-bearing liabilities decreased 35 basis points from the prior year six month period to 1.68% for the current six month period and the average balance of interest-bearing liabilities increased $67.0 million from the prior year six month period to $7.45 billion for the current six month period.  The increase in the average balance of interest-bearing liabilities was largely in lower rate deposit products while the average balance of certificates of deposit decreased between the two periods.

Provision for Credit Losses
The provision for credit losses for the current six month period was $233 thousand, compared to $2.0 million for the prior year six month period.  The decrease in the provision for credit losses between periods was a result of the improvement in the performance of our loan portfolio, as evidenced by the decline in net charge-offs and loans 90 or more days delinquent or in foreclosure. Net charge-offs during the current six month period were $1.3 million, of which $372 thousand related to loans that were discharged in a prior fiscal year under Chapter 7 bankruptcy that must be, in accordance with OCC regulations, evaluated for collateral value loss, even if the loans are current.  Net charge-offs during the prior year six month period were $4.9 million, of which $3.5 million was related the implementation of a loan charge-off policy during January 2012.  OCC Call Report requirements do not permit the use of specific valuation allowances, which the Bank was previously utilizing for potential loan losses, as permitted by the Bank’s previous regulator.  Loans 90 or more days delinquent or in foreclosure decreased $7.1 million, or 28.1%, from $25.3 million at March 31, 2012 to $18.2 million at March 31, 2013.

Other Income

The following table presents the components of other income for the time periods presented, along with the change in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2013	2012	Dollars	Percent
	(Dollars in thousands)
OTHER INCOME:
Retail fees and charges	$7,513	$8,018	$(505)	(6.3)%
Insurance commissions	1,550	1,343	207	15.4
Loan fees	885	1,135	(250)	(22.0)
BOLI	743	799	(56)	(7.0)
Other income, net	1,021	1,029	(8)	(0.8)
Total other income	$11,712	$12,324	$(612)	(5.0)%

The decrease in retail fees and charges was due primarily to a decrease in service charges and debit card income.  The decrease in loan fees was due primarily to a decrease in servicing fees received from sold loans as a result of a decrease in the balance of our sold loan portfolio.  The increase in insurance commissions was due largely to the receipt of annual commissions from certain insurance providers as a result of favorable claims experience during the prior year.

Other Expense
The following table presents the components of other expense for the time periods presented, along with the change in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2013	2012	Dollars	Percent
	(Dollars in thousands)
OTHER EXPENSES:
Salaries and employee benefits	$24,336	$21,173	$3,163	14.9%
Occupancy	4,709	4,170	539	12.9
Information technology and communications	4,430	3,664	766	20.9
Regulatory and outside services	3,055	2,548	507	19.9
Deposit and loan transaction costs	2,910	2,505	405	16.2
Federal insurance premium	2,230	2,176	54	2.5
Advertising and promotional	2,036	1,751	285	16.3
Other expenses, net	4,252	6,049	(1,797)	(29.7)
Total other expenses	$47,958	$44,036	$3,922	8.9%

The increase in salaries and employee benefits expense was due primarily to compensation expense on unallocated ESOP shares related to the $0.52 True Blue® dividend paid in December 2012, along with stock option and restricted stock grants in May 2012 and September 2012.  The increase in occupancy expense was due largely to an increase in depreciation expense and real estate taxes associated with the remodel of our home office.  The increase in information technology and communications expense was primarily related to maintenance and licensing expenses.  The increase in regulatory and outside services was due largely to professional services, along with the timing of fees paid for external audit and tax preparation services.  The increase in deposit and loan transaction costs was primarily related to loan activity.  The decrease in other expenses, net, was due primarily to a decrease in OREO operations expense, a decrease in office supplies and related expenses, and a recovery of valuation allowance expense on the mortgage-servicing rights asset compared to an impairment expense in the prior year.

We currently anticipate the following increases in other expenses during the full fiscal year 2013, as compared to the full fiscal year 2012:  (1) a $4.8 million increase in salaries and employee benefits due primarily to an estimated $2.7 million in compensation expense on unallocated ESOP shares as a result of the True Blue® and special year-end dividends paid and $1.4 million resulting from a full year’s impact of equity plan awards made in May 2012 and September 2012; (2) a $2.6 million increase in information technology and communications expense and occupancy expense as a result of an increase in licensing and maintenance expenses related to upgrades to our information technology infrastructure and an increase in depreciation expense associated with the remodel of our home office; and (3) a $1.1 million increase in advertising expense, which is due primarily to media campaigns that were delayed until fiscal year 2013.    We currently anticipate that the preceding increases in other expenses will be partially offset by an estimated $1.0 million decrease in other expenses, net, due primarily to decreases in OREO operations expense.

The final ESOP loan payment associated with the shares acquired in our initial public offering in March 1999 will be made on September 30, 2013.  As a result, salaries and employee benefits expense is currently anticipated to decrease approximately $4.5 million in fiscal year 2014, as compared to fiscal year 2013.  Additionally, we do not currently anticipate additional compensation expense on unallocated ESOP shares in fiscal year 2014, which would result in an additional decrease in salaries and employee benefit expense of $3.0 million, when compared to fiscal year 2013.

Income Tax Expense
Income tax expense was $18.2 million for the current six month period compared to $21.0 million for the prior year six month period.  The decrease in expense between periods was due primarily to a decrease in pretax income.  The effective tax rate for the current six month period was 34.0% compared to 35.5% for the prior year six month period.  Management anticipates the effective tax rate for fiscal year 2013 will be approximately 34%, based on fiscal year 2013 estimates as of March 31, 2013.  This rate is lower than the prior year rate of 35.8% due primarily to higher deductible expenses associated with the ESOP, and higher tax credits related to our low income housing partnerships.  Additionally, pre-tax income is anticipated to be lower than the prior year, due primarily to the items outlined above in other expenses, which results in all items impacting the income tax rate to have a larger impact on the overall effective tax rate than in fiscal year 2012.

Average Balance Sheet

The following table presents the average balances of our assets, liabilities and stockholders’ equity and the related annualized yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated and the weighted average yield/rate on our interest-earning assets and interest-bearing liabilities at March 31, 2013.  Average yields are derived by dividing annualized income by the average balance of the related assets and average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown.  Average outstanding balances are derived from average daily balances.  The yields and rates include amortization of fees, costs, premiums and discounts which are considered adjustments to yields/rates.  Yields on tax-exempt securities were not calculated on a fully taxable equivalent basis.

	At	For the Six Months Ended
	March 31, 2013	March 31, 2013			March 31, 2012
		Average	Interest		Average	Interest
	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets:		(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	3.95%	$5,653,923	$115,403	4.08%	$5,214,027	$120,460	4.62%
MBS(2)	2.45	2,324,497	29,629	2.55	2,415,850	36,542	3.03
Investment securities(2)(3)	1.14	875,321	5,322	1.22	1,323,899	8,752	1.32
Capital stock of FHLB	3.47	131,662	2,233	3.40	127,995	2,202	3.44
Cash and cash equivalents	0.21	59,506	69	0.23	117,751	145	0.25
Total interest-earning assets(1)(2)	3.29	9,044,909	152,656	3.38	9,199,522	168,101	3.65
Other noninterest-earning assets		237,402			234,260
Total assets		$9,282,311			$9,433,782

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Checking	0.04%	$617,686	$119	0.04%	$548,356	$216	0.08%
Savings	0.10	267,401	133	0.10	254,786	236	0.18
Money market	0.19	1,131,513	1,266	0.22	1,085,811	1,852	0.34
Certificates	1.35	2,543,552	17,675	1.39	2,608,987	22,318	1.71
Total deposits	0.80	4,560,152	19,193	0.84	4,497,940	24,622	1.09
FHLB advances(4)	2.81	2,531,094	36,537	2.90	2,486,771	42,782	3.44
Repurchase agreements	3.88	360,192	6,976	3.83	399,699	7,857	3.87
Total borrowings	2.92	2,891,286	43,513	3.01	2,886,470	50,639	3.50
Total interest-bearing liabilities	1.62	7,451,438	62,706	1.68	7,384,410	75,261	2.03
Other noninterest-bearing liabilities		112,121			111,361
Stockholders’ equity		1,718,752			1,938,011
Total liabilities and stockholders’ equity		$9,282,311			$9,433,782
						(Continued)

	At	For the Six Months Ended
	March 31, 2013	March 31, 2013			March 31, 2012
		Average	Interest		Average	Interest
	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Rate	Balance	Paid	Rate	Balance	Paid	Rate
		(Dollars in thousands)

Net interest income(5)			$89,950			$92,840
Net interest rate spread(6)	1.67%			1.70%			1.62%
Net interest-earning assets		$1,593,471			$1,815,112
Net interest margin(7)				1.99			2.02
Ratio of interest-earning assets
to interest-bearing liabilities				1.21			1.25

Selected performance ratios:
Return on average assets (annualized)				0.76%			0.81%
Return on average equity (annualized)				4.11			3.93
Average equity to average assets				18.52			20.54
Operating expense ratio				1.03			0.93
Efficiency ratio				47.17			41.87

						(Concluded)

(1)

Calculated net of unearned loan fees and deferred costs, and undisbursed loan funds.  Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.  Balances include LHFS.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.
(3)	The average balance of investment securities includes an average balance of nontaxable securities of $44.0 million and $57.4 million for the six months ended March 31, 2013 and 2012, respectively.
(4)	The balance and rate of FHLB advances are stated net of deferred gains and deferred prepayment penalties.
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

Rate/Volume Analysis

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the six months ended March 31, 2013 to the six months ended March 31, 2012.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Six Months Ended
	March 31, 2013 vs. March 31, 2012
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$9,504	$(14,561)	$(5,057)
MBS	(1,340)	(5,573)	(6,913)
Investment securities	(2,773)	(657)	(3,430)
Capital stock of FHLB	53	(22)	31
Cash and cash equivalents	(69)	(7)	(76)
Total interest-earning assets	5,375	(20,820)	(15,445)

Interest-bearing liabilities:
Checking	24	(121)	(97)
Savings	11	(114)	(103)
Money market	73	(659)	(586)
Certificates of deposit	(559)	(4,084)	(4,643)
FHLB advances	560	(6,805)	(6,245)
Repurchase agreements	(805)	(76)	(881)
Total interest-bearing liabilities	(696)	(11,859)	(12,555)

Net change in net interest income	$6,071	$(8,961)	$(2,890)

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012

For the quarter ended March 31, 2013, the Company recognized net income of $17.7 million, compared to net income of $19.3 million for the quarter ended March 31, 2012.  The $1.6 million, or 8.3%, decrease in net income was due primarily to a decrease in net interest income and an increase in other expenses, partially offset by decreases in provision for credit losses and income tax expense.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the time periods presented, along with the change in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2013	2012	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$56,936	$59,785	$(2,849)	(4.8)%
MBS	14,446	18,169	(3,723)	(20.5)
Investment securities	2,457	4,115	(1,658)	(40.3)
Capital stock of FHLB	1,105	1,111	(6)	(0.5)
Cash and cash equivalents	36	94	(58)	(61.7)
Total interest and dividend income	$74,980	$83,274	$(8,294)	(10.0)%

The decrease in interest income on loans receivable was due to a 56 basis point decrease in the weighted average yield of the portfolio, from 4.57% for the prior year quarter to 4.01% for the current quarter, partially offset by a $447.4 million increase in the average balance of the portfolio between the two periods, which was primarily a result of a bulk loan purchase during the quarter ended September 30, 2012.  The decrease in the weighted average yield was due to the continued downward repricing of the existing portfolio due to endorsements and refinances, as well as to the origination and purchase of loans at rates less than the weighted average rate of the existing portfolio.

The decrease in interest income on MBS was due primarily to a 47 basis point decrease in the weighted average yield of the portfolio, from 2.97% during the prior year quarter to 2.50% for the current quarter, and partially to a $138.6 million decrease in the average balance between the two periods.  The decrease in the average yield was due primarily to purchases of MBS between periods with yields less than the average yield on the existing portfolio.  The cash flows from maturities of MBS that were not reinvested in the portfolio were used largely to fund loan activity.

The decrease in interest income on investment securities was due primarily to a $439.7 million decrease in the average balance of the portfolio, of which $215.5 million related to securities at the holding company.  The cash flows from calls and maturities of investment securities that were not reinvested in the portfolio were used to fund loan activity, repurchase stock, and pay dividends to stockholders

Interest Expense
The following table presents the components of interest expense for the time periods presented, along with the change in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2013	2012	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB advances	$17,909	$20,443	$(2,534)	(12.4)%
Deposits	9,344	11,835	(2,491)	(21.0)
Repurchase agreements	3,407	3,530	(123)	(3.5)
Total interest expense	$30,660	$35,808	$(5,148)	(14.4)%

The decrease in interest expense on FHLB advances was due to a 38 basis point decrease in the weighted average rate of the portfolio, from 3.25% for the prior year quarter to 2.87% for the current quarter.  The decrease in the average rate paid was due to the renewal of advances at lower rates and to the prepayment of higher rate advances.

The decrease in interest expense on deposits was due primarily to a decrease in the weighted average rate of the portfolio, most notably on the certificate of deposit portfolio, which decreased 27 basis points, from 1.64% for the prior year quarter to 1.37% for the current quarter, as the portfolio repriced to lower market rates.  The weighted average rate paid on total deposits decreased 23 basis points, from 1.05% for the prior year quarter to 0.82% for the current quarter.

Net Interest Margin
The net interest margin decreased nine basis points, from 2.06% for the prior year quarter to 1.97% for the current quarter, primarily as a result of continued downward pressure on loan and security yields.  Decreases in the cost of funds tempered the decrease in the net interest margin, but were not enough to fully offset the impact of decreasing asset yields.

The weighted average yield on total interest-earning assets decreased 28 basis points from the prior year quarter to 3.33% for the current quarter and the average balance of interest-earning assets decreased $220.0 million between the two periods.  The decrease in the weighted average balance between the two periods was primarily in lower yielding assets; specifically the investment securities and MBS portfolios.  Repayments, calls and maturities not reinvested in the securities portfolio were used largely to fund loan activity, repurchase stock and pay dividends to stockholders.  The average balance of the loan portfolio increased between the two periods; however, not enough to overcome the impact of the 56 basis point reduction in the loan portfolio yield.

The weighted average rate paid on total interest-bearing liabilities decreased 28 basis points from the prior year quarter to 1.66% for the current quarter and the average balance of interest-bearing liabilities increased $55.5 million between the two periods. The increase in the average balance of interest-bearing liabilities was in lower rate deposit products while the average balance of certificates of deposit decreased between the two periods.

Provision for Credit Losses
The Bank did not record a provision for credit losses during the current quarter, compared to $1.5 million for the prior year quarter.  The decrease in the provision for credit losses between periods was a result of the improvement in the performance of our loan portfolio, as evidenced by the decline in net charge-offs and loans 90 or more days delinquent or in foreclosure.  Net charge-offs during the current quarter were $405 thousand compared to $4.5 million during the prior year quarter.  Of the $4.5 million of net charge-offs during the prior year quarter, $3.5 million was related to the implementation of a loan charge-off policy during January 2012.  OCC Call Report requirements do not permit the use of SVAs, which the Bank was previously utilizing for potential loan losses, as permitted by the Bank’s previous regulator.  Loans 90 or more days delinquent or in foreclosure decreased $7.1 million, or 28.1%, from $25.3 million at March 31, 2012 to $18.2 million at March 31, 2013.

Other Income
The following table presents the components of other income for the time periods presented, along with the change in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2013	2012	Dollars	Percent
	(Dollars in thousands)
OTHER INCOME:
Retail fees and charges	$3,521	$3,854	$(333)	(8.6)%
Insurance commissions	979	774	205	26.5
Loan fees	418	560	(142)	(25.4)
BOLI	361	387	(26)	(6.7)
Other income, net	665	597	68	11.4
Total other income	$5,944	$6,172	$(228)	(3.7)%

The decrease in retail fees and charges was due primarily to a decrease in debit card income and service charges.  The increase in insurance commissions was due largely to an increase in annual commissions received in the current quarter from certain insurance providers as a result of favorable claims experience during the prior year.

Other Expense
The following table presents the components of other expense for the time periods presented, along with the change in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2013	2012	Dollars	Percent
	(Dollars in thousands)
OTHER EXPENSES:
Salaries and employee benefits	$12,155	$10,586	$1,569	14.8%
Occupancy	2,391	2,091	300	14.3
Information technology and communications	2,232	1,834	398	21.7
Regulatory and outside services	1,290	1,113	177	15.9
Deposit and loan transaction costs	1,384	1,245	139	11.2
Federal insurance premium	1,116	1,084	32	3.0
Advertising and promotional	1,004	841	163	19.4
Other expenses, net	1,645	3,175	(1,530)	(48.2)
Total other expenses	$23,217	$21,969	$1,248	5.7%

The increase in salaries and employee benefits expense was due primarily to compensation expense on unallocated ESOP shares related to the $0.52 True Blue® dividend paid in December 2012 and compensation expense associated with stock options and restricted stock grants in fiscal year 2012.    The increase in occupancy expense was due largely to an increase in depreciation expense associated with the remodel of our home office.  The increase in information technology and communications expense was primarily related to maintenance and licensing expenses.  The decrease in other expenses, net, was due primarily to a decrease in OREO operations expense, a recovery of valuation allowance expense on the mortgage-servicing rights asset compared to an impairment expense in the prior year quarter, and a decrease in office supplies and related expenses.

Income Tax Expense
Income tax expense was $9.3 million for the current quarter compared to $10.9 million for the prior year quarter.  The decrease in expense between periods was due primarily to a decrease in pretax income.  The effective tax rate for the current quarter was 34.5% compared to 36.0% for the prior year quarter.

Average Balance Sheet

As mentioned above, average yields are derived by dividing annualized income by the average balance of the related assets and average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown.  Average outstanding balances are derived from average daily balances.  The yields and rates include amortization of fees, costs, premiums and discounts which are considered adjustments to yields/rates. Yields on tax-exempt securities were not calculated on a fully taxable equivalent basis.

	For the Three Months Ended
	March 31, 2013			March 31, 2012
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$5,683,867	$56,936	4.01%	$5,236,465	$59,785	4.57%
MBS(2)	2,311,938	14,446	2.50	2,450,532	18,169	2.97
Investment securities(2)(3)	818,147	2,457	1.20	1,257,852	4,115	1.31
Capital stock of FHLB	130,716	1,105	3.43	129,515	1,111	3.45
Cash and cash equivalents	62,420	36	0.23	152,735	94	0.25
Total interest-earning assets(1)(2)	9,007,088	74,980	3.33	9,227,099	83,274	3.61
Other noninterest-earning assets	238,232			238,195
Total assets	$9,245,320			$9,465,294

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Checking	$637,161	$61	0.04%	$561,799	$109	0.08%
Savings	272,418	62	0.09	256,970	86	0.13
Money market	1,146,185	609	0.22	1,096,620	907	0.33
Certificates	2,541,835	8,612	1.37	2,624,122	10,733	1.64
Total deposits	4,597,599	9,344	0.82	4,539,511	11,835	1.05
FHLB advances(4)	2,533,961	17,909	2.87	2,526,848	20,443	3.25
Repurchase agreements	355,278	3,407	3.84	365,000	3,530	3.83
Total borrowings	2,889,239	21,316	2.99	2,891,848	23,973	3.32
Total interest-bearing liabilities	7,486,838	30,660	1.66	7,431,359	35,808	1.94
Other noninterest-bearing liabilities	99,798			98,696
Stockholders’ equity	1,658,684			1,935,239
Total liabilities and stockholders’ equity	$9,245,320			$9,465,294
					(Continued)

	For the Three Months Ended
	March 31, 2013			March 31, 2012
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Net interest income(5)		$44,320			$47,466
Net interest rate spread(6)			1.67%			1.67%
Net interest-earning assets	$1,520,250			$1,795,740
Net interest margin(7)			1.97			2.06
Ratio of interest-earning assets
to interest-bearing liabilities			1.20			1.24

Selected performance ratios:
Return on average assets (annualized)			0.77%			0.82%
Return on average equity (annualized)			4.27			3.99
Average equity to average assets			17.94			20.45
Operating expense ratio (annualized)			1.00			0.93
Efficiency ratio			46.19			40.96

					(Concluded)

(1)

Calculated net of unearned loan fees and deferred costs, and undisbursed loan funds.  Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.  Balances include LHFS.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.
(3)

The average balance of investment securities includes an average balance of nontaxable securities of $42.9 million and $56.1 million for the three month periods ended March 31, 2013 and 2012, respectively.

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

Rate/Volume Analysis

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended March 31, 2013 to the three months ended March 31, 2012.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended March 31,
	2013 vs. 2012
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$4,764	$(7,613)	$(2,849)
MBS	(985)	(2,738)	(3,723)
Investment securities	(1,343)	(315)	(1,658)
Capital stock of FHLB	1	(7)	(6)
Cash equivalents	(53)	(5)	(58)
Total interest-earning assets	2,384	(10,678)	(8,294)

Interest-bearing liabilities:
Checking	13	(62)	(49)
Savings	5	(29)	(24)
Money market	38	(336)	(298)
Certificates of deposit	(343)	(1,777)	(2,120)
FHLB advances	--	(2,534)	(2,534)
Repurchase agreements	(128)	5	(123)
Total interest-bearing liabilities	(415)	(4,733)	(5,148)

Net change in net interest income	$2,799	$(5,945)	$(3,146)

Comparison of Operating Results for the Quarters Ended March 31, 2013 and December 31, 2012

Net income increased $152 thousand, or 0.9%, from $17.6 million for the quarter ended December 31, 2012 to $17.7 million for the quarter ended March 31, 2013.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the time periods presented, along with the change in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2013	2012	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$56,936	$58,467	$(1,531)	(2.6)%
MBS	14,446	15,183	(737)	(4.9)
Investment securities	2,457	2,865	(408)	(14.2)
Capital stock of FHLB	1,105	1,128	(23)	(2.0)
Cash and cash equivalents	36	33	3	9.1
Total interest and dividend income	$74,980	$77,676	$(2,696)	(3.5)%

The decrease in interest income on loans receivable was due to a 15 basis point decrease in the average yield of the portfolio to 4.01% for the current quarter, partially offset by a $59.2 million increase in the average balance of the portfolio.  The decrease in the weighted average yield was due to the continued downward repricing of the existing portfolio due to endorsements and refinances, as well as to the origination and purchase of loans at rates less than the weighted average rate of the existing portfolio.  Also contributing to the decrease in the weighted average yield was a decrease in deferred fee amortization due primarily to a decrease in loan endorsement and refinance activity between periods.

The decrease in interest income on MBS was due primarily to a 10 basis point decrease in the average yield of the portfolio, from 2.60% for the prior quarter to 2.50% for the current quarter, and partially due to a $24.8 million decrease in the average balance of the portfolio.  The decrease in the average yield of the portfolio was due primarily to purchases of MBS during the quarter with yields less than the average yield on the existing portfolio, and the decrease in the average balance was due primarily to the timing of when purchases were made.

The decrease in interest income on investment securities was due primarily to a $113.1 million decrease in the average balance of the portfolio as a result of cash flows from calls and maturities not being replaced in their entirety.

Interest Expense
The following table presents the components of interest expense for the time periods presented, along with the change in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2013	2012	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB advances	$17,909	$18,628	$(719)	(3.9)%
Deposits	9,344	9,849	(505)	(5.1)
Repurchase agreements	3,407	3,569	(162)	(4.5)
Total interest expense	$30,660	$32,046	$(1,386)	(4.3)%

The decrease in interest expense on FHLB advances and deposits was due primarily to a decrease in the weighted average rate paid on the portfolios, as well as to fewer days during the current quarter compared to the prior quarter.  The weighted average rate paid on FHLB advances decreased five basis points, from 2.92% for the prior quarter to 2.87% for the current quarter.  The decrease in the weighted average rate paid on FHLB advances was due primarily to the current quarter including the full impact of the renewal of a

$100.0 million advance during the prior quarter, which had an effective rate of 4.85%, to a new advance with a term of four years and a fixed contractual rate of 0.78%.

The decrease in the weighted average rate paid on the deposit portfolio was due primarily to a decrease in the weighted average rate paid on the certificate of deposit portfolio.  The weighted average rate paid on the certificate of deposit portfolio decreased four basis points, from 1.41% for the prior quarter to 1.37% for the current quarter.

Net Interest Margin
The net interest margin decreased four basis points, from 2.01% for the prior quarter, to 1.97% for the current quarter primarily as a result of continued downward pressure on loan and security yields.  Decreases in the cost of funds tempered the decrease in the net interest margin, but were not enough to fully offset the impact of decreasing asset yields.

The weighted average yield on total interest-earning assets decreased nine basis points from the prior quarter to 3.33% for the current quarter and the average balance of interest-earning assets decreased $73.3 million between the two periods.  The decrease in the weighted average balance between the two periods was primarily in lower yielding assets; specifically the investment securities portfolio.  The average balance of the loan portfolio increased between the two periods; however, not enough to overcome the impact of the 15 basis point reduction in the loan portfolio yield between the two periods.

The weighted average rate paid on total interest-bearing liabilities decreased five basis points from the prior quarter to 1.66% for the current quarter and the average balance of interest-bearing liabilities increased $70.0 million between the two periods. The increase in the average balance of interest-bearing liabilities was in lower rate deposit products while the average balance of certificates of deposit decreased between the two periods.

Provision for Credit Losses
The Bank did not record a provision for credit losses during the current quarter, compared to $233 thousand recorded during the prior quarter.  The overall performance of our loan portfolio continued to improve during the current quarter as evidenced by the decline in net charge-offs and loans 90 or more days delinquent or in foreclosure.  Net charge-offs during the current quarter were $405 thousand compared to $856 thousand in the prior quarter.  Included in the current quarter and prior quarter were net charge-off amounts of $3 thousand and $369 thousand, respectively, related to loans that were discharged in a prior fiscal year under Chapter 7 bankruptcy that must be, in accordance with OCC regulations, evaluated for collateral value loss, even if the loans are current.  Loans 90 or more days delinquent or in foreclosure decreased $865 thousand, or 4.5%, from $19.0 million at December 31, 2012 to $18.2 million at March 31, 2013.

Other Income

The following table presents the components of other income for the time periods presented, along with the change in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2013	2012	Dollars	Percent
	(Dollars in thousands)
OTHER INCOME:
Retail fees and charges	$3,521	$3,992	$(471)	(11.8)%
Insurance commissions	979	571	408	71.5
Loan fees	418	467	(49)	(10.5)
BOLI	361	382	(21)	(5.5)
Other income, net	665	356	309	86.8
Total other income	$5,944	$5,768	$176	3.1%

The decrease in retail fees and charges was due primarily to a decrease in debit card income, due in part to seasonality, and service charges.  The increase in insurance commissions was due largely to the receipt of annual commissions from certain insurance providers as a result of favorable claims experience during the prior year.

Other Expense
The following table presents the components of other expense for the time periods presented, along with the change in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2013	2012	Dollars	Percent
	(Dollars in thousands)
OTHER EXPENSES:
Salaries and employee benefits	$12,155	$12,181	$(26)	(0.2)%
Occupancy	2,391	2,318	73	3.1
Information technology and communications	2,232	2,198	34	1.5
Regulatory and outside services	1,290	1,765	(475)	(26.9)
Deposit and loan transaction costs	1,384	1,526	(142)	(9.3)
Federal insurance premium	1,116	1,114	2	0.2
Advertising and promotional	1,004	1,032	(28)	(2.7)
Other expenses, net	1,645	2,607	(962)	(36.9)
Total other expenses	$23,217	$24,741	$(1,524)	(6.2)%

The decrease in regulatory and outside services expense was due primarily to the timing of fees paid for external audit and tax services. The decrease in other expenses, net was due primarily to a $638 thousand decrease in OREO operations expense, from $670 thousand for the prior quarter, to $32 thousand for the current quarter, along with a decrease in expenses related to our low-income housing partnerships.

Income Tax Expense
Income tax expense was $9.3 million for the current quarter compared to $8.9 million for the prior quarter.  The effective income tax rate for the current quarter was 34.5% compared to 33.5% for the prior quarter.  The difference in the effective income tax rate between quarters was due primarily to items impacting the prior quarter, largely the difference between estimated income tax expense and actual income tax expense per the Company’s tax returns filed during the prior quarter.

Average Balance Sheet

As mentioned above, average yields are derived by dividing annualized income by the average balance of the related assets and average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown.  Average outstanding balances are derived from average daily balances.  The yields and rates include amortization of fees, costs, premiums and discounts which are considered adjustments to yields/rates. Yields on tax-exempt securities were not calculated on a fully taxable equivalent basis.

	For the Three Months Ended
	March 31, 2013			December 31, 2012
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$5,683,867	$56,936	4.01%	$5,624,629	$58,467	4.16%
MBS(2)	2,311,938	14,446	2.50	2,336,783	15,183	2.60
Investment securities(2)(3)	818,147	2,457	1.20	931,252	2,865	1.23
Capital stock of FHLB	130,716	1,105	3.43	132,587	1,128	3.38
Cash and cash equivalents	62,420	36	0.23	55,178	33	0.24
Total interest-earning assets(1)(2)	9,007,088	74,980	3.33	9,080,429	77,676	3.42
Other noninterest-earning assets	238,232			238,069
Total assets	$9,245,320			$9,318,498

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Checking	$637,161	$61	0.04%	$598,634	$58	0.04%
Savings	272,418	62	0.09	262,492	71	0.11
Money market	1,146,185	609	0.22	1,117,159	657	0.23
Certificates	2,541,835	8,612	1.37	2,545,232	9,063	1.41
Total deposits	4,597,599	9,344	0.82	4,523,517	9,849	0.86
FHLB advances(4)	2,533,961	17,909	2.87	2,528,290	18,628	2.92
Repurchase agreements	355,278	3,407	3.84	365,000	3,569	3.83
Total borrowings	2,889,239	21,316	2.99	2,893,290	22,197	3.04
Total interest-bearing liabilities	7,486,838	30,660	1.66	7,416,807	32,046	1.71
Other noninterest-bearing liabilities	99,798			124,176
Stockholders’ equity	1,658,684			1,777,515
Total liabilities and stockholders’ equity	$9,245,320			$9,318,498
					(Continued)

	For the Three Months Ended
	March 31, 2013			December 31, 2012
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Net interest income(5)		$44,320			$45,630
Net interest rate spread(6)			1.67%			1.71%
Net interest-earning assets	$1,520,250			$1,663,622
Net interest margin(7)			1.97			2.01
Ratio of interest-earning assets
to interest-bearing liabilities			1.20			1.22

Selected performance ratios:
Return on average assets (annualized)			0.77%			0.75%
Return on average equity (annualized)			4.27			3.95
Average equity to average assets			17.94			19.08
Operating expense ratio (annualized)			1.00			1.06
Efficiency ratio			46.19			48.14

					(Concluded)

(1)

Calculated net of unearned loan fees and deferred costs, and undisbursed loan funds.  Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.  Balances include LHFS.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.
(3)

The average balance of investment securities includes an average balance of nontaxable securities of $42.9 million and $45.0 million for the three month periods ended March 31, 2013 and December 31, 2012, respectively.

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

Rate/Volume Analysis

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended March 31, 2013 to the three months ended December 31, 2012.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous quarter’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous quarter.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended
	March 31, 2013 vs. December 31, 2012
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$576	$(2,107)	$(1,531)
MBS	(160)	(577)	(737)
Investment securities	(341)	(67)	(408)
Capital stock of FHLB	(27)	4	(23)
Cash and cash equivalents	4	(1)	3
Total interest-earning assets	52	(2,748)	(2,696)

Interest-bearing liabilities:
Checking	3	(1)	2
Savings	2	(12)	(10)
Money market	13	(60)	(47)
Certificates of deposit	(21)	(429)	(450)
FHLB advances	(2)	(717)	(719)
Repurchase agreements	(164)	2	(162)
Total interest-bearing liabilities	(169)	(1,217)	(1,386)

Net change in net interest income	$221	$(1,531)	$(1,310)

Liquidity and Capital Resources

Liquidity refers to our ability to generate sufficient cash to fund ongoing operations, to pay maturing certificates of deposit and other deposit withdrawals, to repay maturing borrowings, and to fund loan commitments.  Liquidity management is both a daily and long-term function of our business management.  The Company’s most available liquid assets are represented by cash and cash equivalents, AFS MBS and investment securities, and short-term investment securities.  The Bank’s primary sources of funds are deposits, FHLB advances, repurchase agreements, repayments and maturities of outstanding loans and MBS and other short-term investments, and funds provided by operations.  The Bank’s borrowings primarily have been used to invest in U.S. GSE debentures and MBS in an effort to manage the Bank’s interest rate risk with the intent to improve the earnings of the Bank while maintaining capital ratios in excess of regulatory standards for well-capitalized financial institutions.  In addition, the Bank’s focus on managing risk has provided additional liquidity capacity by remaining below FHLB borrowing limits and by maintaining the balance of MBS and investment securities available as collateral for borrowings.

We generally intend to maintain cash reserves sufficient to meet short-term liquidity needs, which are routinely forecasted for 10, 30, and 365 days.  Additionally, on a monthly basis, we perform a liquidity stress test in accordance with the Interagency Policy Statement on Funding and Liquidity Risk Management.  The liquidity stress test incorporates both short-term and long-term liquidity scenarios in order to identify periods of, and to quantify, liquidity risk.  In the event short-term liquidity needs exceed available cash, the Bank has access to lines of credit at the FHLB and the Federal Reserve Bank.  The FHLB line of credit, when combined with FHLB advances, may generally not exceed 40% of total assets.  The outstanding amount of FHLB advances was $2.65 billion at March 31, 2013, of which $575.0 million is scheduled to mature in the next 12 months.    Maturing advances will likely be replaced with borrowings with terms between 36 and 60 months.  At March 31, 2013, the Bank’s ratio of the par value of the FHLB advances to total assets, as reported to the OCC, was 28%.    The advances are secured by a blanket pledge of our loan portfolio, as collateral, supported by quarterly reporting to the FHLB.  Our excess capacity at the FHLB as of March 31, 2013 was $1.32 billion.    It is possible that increases in our borrowings or decreases in our loan portfolio or changes in FHLB lending guidelines could require the Bank to pledge securities as collateral on the FHLB advances.  The Federal Reserve Bank line of credit is based upon the fair values of the securities pledged as collateral and certain other characteristics of those securities, and is used only when other sources of short-term liquidity are unavailable.  At March 31, 2013, the Bank had $1.87 billion of securities that were eligible but unused as collateral for borrowing or other liquidity needs.  This collateral amount is comprised of AFS and HTM securities with individual fair values greater than $10.0 million, which is then reduced by a collateralization ratio of 10% to account for potential market value fluctuations.  Borrowings on the lines of credit are outstanding until replaced by cash flows from long-term sources of liquidity, and are generally outstanding no longer than 30 days.

If management observes a trend in the amount and frequency of lines of credit utilization, the Bank will likely utilize long-term wholesale borrowing sources such as FHLB advances and/or repurchase agreements to provide permanent fixed-rate funding.  The maturity of these borrowings is generally structured in such a way as to stagger maturities in order to reduce the risk of a highly negative cash flow position at maturity.  Additionally, the Bank could utilize the repayment and maturity of outstanding loans, MBS and other investments for liquidity needs rather than reinvesting such funds into the related portfolios.

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

At March 31, 2013, cash and cash equivalents totaled $48.6 million, a decrease of $93.1 million from September 30, 2012.  Cash and cash equivalents were used, in part, to fund loan activity and repay $50 million of repurchase agreements that matured during the current quarter.

During the six month period ended March 31, 2013, loan originations and purchases, net of principal repayments and related loan activity, resulted in a cash outflow of $111.7 million, compared to a cash outflow of $81.8 million during the same period in the prior fiscal year.  See additional discussion regarding loan activity in “Financial Condition – Loans Receivable.”

During the six month period ended March 31, 2013, proceeds from called or matured investment securities were $498.3 million and principal payments on MBS were $382.1 million.  Of the $498.3 million of called and matured investment securities, $60.0  million were securities at the holding company level.  During the six month period ended March 31, 2013, the Company purchased $379.4 million of investment securities and $420.3 million of MBS.    Cash flows from the securities portfolio which were not reinvested were used, in part, to fund loan activity, pay dividends to stockholders, repurchase stock, and repay $50 million of repurchase agreements that matured during the current quarter.

The following table presents the contractual maturity of our loan, MBS, and investment securities portfolios at March 31, 2013.  Loans and securities which have adjustable interest rates are shown as maturing in the period during which the contract is due.  The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses.

	Loans(1)		MBS		Investment Securities		Total
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Amounts due:
Within one year	$36,241	4.44%	$--	--%	$6,143	2.85%	$42,384	4.21%

After one year:
Over one to two	38,726	3.78	--	--	7,126	3.17	45,852	3.69
Over two to three	12,325	5.02	--	--	120,980	0.97	133,305	1.34
Over three to five	63,775	5.07	6,936	5.24	568,987	1.19	639,698	1.62
Over five to ten	313,193	4.48	616,929	3.30	130,931	1.18	1,061,053	3.39
Over 10 to 15	1,493,464	3.64	987,501	2.63	1,697	5.30	2,482,662	3.24
After 15 years	3,805,331	3.99	746,729	2.86	5,263	3.08	4,557,323	3.80
Total due after one year	5,726,814	3.94	2,358,095	2.88	834,984	1.19	8,919,893	3.40

	$5,763,055	3.94%	$2,358,095	2.88%	$841,127	1.21%	$8,962,277	3.41%

(1)

Demand loans, loans having no stated maturity, and overdraft loans are included in the amounts due within one year.  Construction loans are presented based on the term to complete construction.  The maturity date for home equity loans assumes the customer always makes the required minimum payment.

The Bank has access to and utilizes other sources for liquidity purposes, such as secondary market repurchase agreements, brokered deposits, and public unit deposits.  At March 31, 2013, the Bank had repurchase agreements of $315.0 million, or approximately 3% of total assets, $95.0 million of which were scheduled to mature in the next 12 months.  The Bank may enter into additional repurchase agreements as management deems appropriate, not to exceed 15% of total assets.  The Bank has pledged securities with an estimated fair value of $372.5 million as collateral for repurchase agreements at March 31, 2013.  The securities pledged for the repurchase agreements will be delivered back to the Bank when the repurchase agreements mature.

The Bank’s internal policy limits total borrowings to 55% of total assets.  At March 31, 2013, the Bank had total borrowings, at par, of $2.97 billion, or approximately 32% of total assets.

As of March 31, 2013, the Bank’s policy allows for combined brokered and public unit deposits up to 15% of total deposits.  At March 31, 2013, the Bank had brokered and public unit deposits totaling $280.2 million, or approximately 6% of total deposits.  Management continuously monitors the wholesale deposit market for opportunities to obtain brokered and public unit deposits at attractive rates.  The Bank has pledged securities with an estimated fair value of $222.4 million as collateral for public unit deposits.  The securities pledged as collateral for public unit deposits are held under joint custody receipt by the FHLB and generally will be released upon deposit maturity.

At March 31, 2013,  $1.15 billion of the Bank’s $2.57 billion of certificates of deposit were scheduled to mature within one year. Included in the $1.15 billion were $150.3 million of public unit and brokered deposits.  Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products at the prevailing rate, although no assurance can be given in this regard.

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

The Company paid cash dividends of $125.3 million during the six month period ended March 31, 2013.  The $125.3 million of dividends paid during the current six month period consisted of a $0.52 per share, or $76.5 million, True Blue® dividend, an $0.18 per share, or $26.6 million, special year-end dividend related to fiscal year 2012 earnings, per the Company’s dividend policy, and two regular quarterly dividends of $0.075 per share each totaling $0.15 per share, or $22.2 million.  On April 17, 2013, the Company declared a regular quarterly cash dividend of $0.075 per share, or approximately $10.8 million, payable on May 17, 2013 to stockholders of record as of the close of business on May 3, 2013.  Dividend payments depend upon a number of factors including the Company’s financial condition and results of operations, the Bank’s regulatory capital requirements, regulatory limitations on the Bank’s ability to make capital distributions to the Company, and the amount of cash at the holding company.  At March 31, 2013, Capitol Federal Financial, Inc., at the holding company level, had $206.3 million on deposit at the Bank.

In December 2011, the Company announced that its Board of Directors approved the repurchase of up to $193.0 million of the Company’s common stock.  The Company began repurchasing common stock during the second quarter of fiscal year 2012 and completed the plan during the current quarter having repurchased 16,360,654 shares at an average price of $11.80 per share.  In November 2012, the Company announced its Board of Directors approved a new $175.0 million stock repurchase program to commence upon the completion of the aforementioned $193.0 million repurchase plan.  As of March 31, 2013, 2,359,430 shares had been repurchased under the new plan at an average price of $11.86 per share, or $28.0 million.  The new plan has no expiration date.  Subsequent to March 31, 2013 and through April 12, 2013, the Company repurchased 343,536 shares at an average price of $11.91 per share.

Off Balance Sheet Arrangements, Commitments and Contractual Obligations

The Company, in the normal course of business, makes commitments to buy or sell assets or to incur or fund liabilities.  Commitments may include, but are not limited to:

•	the origination, purchase, or sale of loans;
•	the purchase or sale of investment securities and MBS;
•	extensions of credit on home equity loans, construction loans, and commercial loans;
•	terms and conditions of operating leases; and
•	funding withdrawals of deposit accounts at maturity.

The following table summarizes our contractual obligations and other material commitments as of March 31, 2013.

	Maturity Range
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
	(Dollars in thousands)

Operating leases	$11,953	$1,212	$2,083	$1,834	$6,824

Certificates of deposit	$2,567,596	$1,151,220	$1,083,895	$330,649	$1,832
Weighted average rate	1.35%	1.02%	1.63%	1.58%	2.60%

FHLB advances	$2,650,000	$575,000	$1,075,000	$800,000	$200,000
Weighted average rate	2.49%	3.51%	2.02%	2.49%	2.06%

Repurchase agreements	$315,000	$95,000	$120,000	$100,000	$--
Weighted average rate	3.88%	3.99%	4.24%	3.35%	--%

Commitments to originate/refinance
and purchase/participate in loans	$247,235	$247,235	$--	$--	$--
Weighted average rate	3.38%	3.38%	--%	--%	--%

Commitments to fund unused home
equity lines of credit and
unadvanced commercial loans	$266,328	$266,328	$--	$--	$--
Weighted average rate	4.54%	4.54%	--%	--%	--%

Unadvanced portion of
construction loans	$32,619	$32,619	$--	$--	$--
Weighted average rate	3.60%	3.60%	--%	--%	--%

A percentage of commitments to originate mortgage loans are expected to expire unfunded, so the amounts reflected in the table above are not necessarily indicative of future liquidity requirements.  Additionally, the Bank is not obligated to honor commitments to fund unused home equity lines of credit if a customer is delinquent or otherwise in violation of the loan agreement.

We anticipate we will continue to have sufficient funds, through repayments and maturities of loans and securities, deposits and borrowings, to meet our current commitments.  We had no material off-balance sheet arrangements as of March 31, 2013.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims.  In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company’s consolidated financial statements for the quarter ended March 31, 2013 or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status for the Bank in accordance with regulatory standards.  As of March 31, 2013, the Bank exceeded all regulatory capital requirements.  The Company currently does not have any regulatory capital requirements.  The following table presents the Bank’s regulatory capital ratios at March 31, 2013 based upon regulatory guidelines.

		Regulatory
		Requirement For
	Bank	“Well-Capitalized”
	Ratios	Status
Tier 1 leverage ratio	14.5%	5.0%
Tier 1 risk-based capital	35.9%	6.0%
Total risk-based capital	36.1%	10.0%

A reconciliation of the Bank’s equity under GAAP to regulatory capital amounts as of March 31, 2013 is as follows (dollars in thousands):

Total Bank equity as reported under GAAP	$1,378,352
Unrealized gains on AFS securities	(17,781)
Total Tier 1 capital	1,360,571
ACL	10,072
Total risk-based capital	$1,370,643

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

For a complete discussion of the Bank’s asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Bank’s portfolios, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk” in the Company’s Annual Report to Stockholders for the year ended September 30, 2012, attached as Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.  The analyses presented in the tables below reflect the level of market risk at the Bank and does not include the assets of the Company, at the holding company level, other than cash that was deposited at the Bank as of the dates reported, which is reflected in the Bank’s tables below.  The rates of interest the Bank earns on its assets and pays on its liabilities are generally established contractually for a period of time.  Fluctuations in interest rates have a significant impact not only upon our net income, but also upon the cash flows and market values of our assets and liabilities.  Our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities.  Risk associated with changes in interest rates on the earnings of the Bank and the market value of its financial assets and liabilities is known as interest rate risk.  Interest rate risk is our most significant market risk and our ability to adapt to changes in interest rates is known as interest rate risk management.

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

Change	Percentage Change in Net Interest Income
(in Basis Points)	At
in Interest Rates(1)	March 31, 2013	December 31, 2012	September 30, 2012
-100 bp	N/A	N/A	N/A
000 bp	--	--	--
+100 bp	(0.22)%	2.61%	5.00%
+200 bp	(2.61)%	1.25%	3.79%
+300 bp	(5.95)%	(1.20)%	1.54%

(1)	Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

The projected percentage change in net interest income was more adversely impacted by higher interest rates at March 31, 2013 than at both December 31, 2012 and September 30, 2012.  This was largely driven by a decrease in mortgage-related assets projected to reprice in the next 12 months at March 31, 2013, as compared to December 31, 2012 and September 30, 2012.  The decrease in mortgage-related assets projected to reprice was due primarily to market interest rates, particularly mortgage interest rates, being higher at March 31, 2013 than at December 31, 2012 and September 30, 2012.  Since mortgage interest rates were higher, borrowers had less economic incentive to refinance or endorse their mortgage at March 31, 2013, as compared to the previous two quarters.  In addition, as the Bank received cash flows from these assets throughout the current quarter and as assets were refinanced, endorsed or purchased, the cash flows from these assets were generally priced at current market rates, which were generally less than the average rates of our existing portfolios.  As a result, cash flow projections on these assets lengthen, generally beyond the one year horizon.

As a result of the low level of interest rates at December 31, 2012 and September 30, 2012, compared to March 31, 2013, assets that were projected to reprice over the one year time horizon were greater than the liabilities expected to reprice.  As interest rates rise, these assets reprice to the higher interest rates faster than do liabilities, thus increasing net interest income projections compared to the base case.  However, the more interest rates rise, the less economic incentive and ability borrowers and agency debt issuers have to modify their cost of debt; thus, cash flows available to reprice are significantly reduced.  Consequently, the benefit of rising interest rates to net interest income diminishes as interest rates rise due to a reduction in projected asset cash flows.  At March 31, 2013, in all interest rate environments, cash flows related to assets diminished to such levels that the benefit of reinvesting those cash flows at higher interest rates was more than offset by the cash flows from liabilities repricing to a higher interest rate.  See the Gap analysis discussion below for additional information.

In addition to a lower level of assets repricing, there are more liabilities expected to reprice in the 12-month horizon at March 31, 2013, compared to the previous two quarters presented.  Higher levels of liabilities repricing negatively impacts the Bank in a rising interest rate environment compared to the base case interest rate environment due to the higher interest expense on costing liabilities.

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

Change	Percentage Change in MVPE
(in Basis Points)	At
in Interest Rates(1)	March 31, 2013	December 31, 2012	September 30, 2012
-100 bp	N/A	N/A	N/A
000 bp	--	--	--
+100 bp	(5.03)%	0.27%	3.09%
+200 bp	(15.17)%	(8.55)%	(3.72)%
+300 bp	(26.69)%	(19.25)%	(13.79)%

(1)	Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

Changes in the estimated market values of our financial assets and liabilities drive changes in estimates of MVPE.  The market value of an asset or liability reflects the present value of all the projected cash flows over its remaining life, discounted at current market interest rates.  As interest rates rise, generally the market value for both financial assets and liabilities decrease.  The opposite is generally true as interest rates fall.  The MVPE represents the theoretical market value of capital that is calculated by netting the market value of assets and liabilities.  If the market values of financial assets increase at a faster pace than the market values of financial liabilities, or if the market values of financial liabilities decrease at a faster pace than the market values of financial assets, the MVPE will increase.  The magnitude of the changes in the Bank’s MVPE represents the Bank’s interest rate risk.  The market value of shorter term-to-maturity financial instruments is less sensitive to changes in interest rates than are longer term-to-maturity financial instruments.  Because of this, our certificates of deposit (which generally have relatively shorter average lives) tend to display less sensitivity to changes in interest rates than do our mortgage-related assets (which generally have relatively longer average lives).  The average life expected on our mortgage-related assets varies under different interest rate environments because borrowers have the ability to prepay their mortgage loans.  Therefore, as interest rates decrease, the WAL of mortgage-related assets decrease as well.  As interest rates increase, the WAL would be expected to increase as well increasing the sensitivity of these assets in higher rate environments.

At March 31, 2013, the percentage change in the Bank’s MVPE was more adversely impacted by higher interest rates than at both December 31, 2012 and September 30, 2012.  This was primarily due to higher interest rates, particularly higher mortgage interest rates, than in the previous two quarters presented.  As interest rates rise, projected prepayments decrease as the economic incentive for borrowers to refinance or endorse the mortgage to a lower interest rate would diminish.  Prepayments in the higher interest rate environments will likely only be realized through changes in borrowers’ lives such as divorce, death, job-related relocations, or other life changing events, resulting in an increase in the average life of these assets.  Call projections for the Bank’s callable agency debentures would also decrease significantly as interest rates rise to these levels, which would result in the cash flows for these assets to move toward their contractual maturities.  The longer expected average lives of these assets, relative to the assumptions in the base case interest rate environment, increases their sensitivity to changes in interest rates.  As a result, the market value of the Bank’s financial assets decreased more than the decrease in the market value of its financial liabilities, resulting in a decrease in the MVPE in all interest rate environments at March 31, 2013.

At December 31, 2012 and September 30, 2012, the average life of the Bank’s mortgage-related assets were shorter than the average life of the Bank’s long-term borrowings and core deposits due to the low level of interest rates, as compared to March 31, 2013.  Because the level of interest rates at both December 31, 2012 and September 30, 2012 were at or near historical lows, prepayment projections for mortgage-related assets and call projections for callable agency debentures were high, thereby significantly reducing the average life of these assets.  As interest rates rise, the market values of the Bank’s financial liabilities decrease at a faster pace than that of its assets.  As a result, the Bank’s MVPE increased in the +100 basis point interest rate environment at both December 31, 2012 and September 30, 2012.

As interest rates move higher in the +200 and +300 basis point interest rate environments, prepayment projections for mortgage-related assets, in general, are projected to decrease significantly.  As a result, the Bank’s sensitivity to rising interest rates increases to such a point that the expected decrease in the market value of the Bank’s financial assets more than offsets the decrease in the market value of its financial liabilities, resulting in a decrease in the MVPE in these interest rate environments.

The following gap table summarizes the anticipated maturities or repricing periods of the Bank’s interest-earning assets and interest-bearing liabilities as of March 31, 2013 based on the information and assumptions set forth in the notes below.  Cash flow projections for mortgage-related assets are calculated based on current interest rates.  Prepayment projections are subjective in nature, involve uncertainties and assumptions and, therefore, cannot be determined with a high degree of accuracy.  Although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates.  Assumptions may not reflect how actual yields and costs respond to market changes.  The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates.  Certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the gap table below.  For additional information regarding the impact of changes in interest rates, see the preceding Percentage Change in Net Interest Income and Percentage Change in MVPE discussions and tables.

	Within	Three to	More Than	More Than
	Three	Twelve	One Year to	Three Years	Over
	Months	Months	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable:(1)
Mortgage loans:
Fixed-rate	$278,654	$723,105	$1,216,109	$628,159	$1,593,613	$4,439,640
Adjustable-rate	122,833	652,176	270,123	87,016	24,969	1,157,117
Other loans	111,292	12,211	11,943	3,869	3,736	143,051
Investment securities(2)	29,582	278,341	92,668	308,835	129,458	838,884
MBS(3)	328,459	602,056	621,945	333,877	445,415	2,331,752
Other interest-earning assets	23,563	--	--	--	--	23,563
Total interest-earning assets	894,383	2,267,889	2,212,788	1,361,756	2,197,191	8,934,007

Interest-bearing liabilities:
Deposits:
Checking(4)	110,751	48,553	107,902	87,522	333,626	688,354
Savings(4)	77,639	13,566	31,281	24,262	134,471	281,219
Money market(4)	59,878	284,619	309,455	170,555	538,187	1,362,694
Certificates	390,411	764,665	1,080,957	329,746	1,817	2,567,596
Borrowings(5)	250,000	422,827	1,195,000	900,000	247,259	3,015,086
Total interest-bearing liabilities	888,679	1,534,230	2,724,595	1,512,085	1,255,360	7,914,949

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$5,704	$733,659	$(511,807)	$(150,329)	$941,831	$1,019,058

Cumulative excess of interest-earning
assets over interest-bearing liabilities	$5,704	$739,363	$227,556	$77,227	$1,019,058

Cumulative excess of interest-earning
assets over interest-bearing liabilities as a
percent of total Bank assets at
March 31, 2013	0.06%	7.87%	2.42%	0.82%	10.85%
December 31, 2012	5.20	17.55	12.99	6.90	11.65
September 30, 2012	6.18	22.82	20.61	13.59	11.93

(1)

ARM loans are included in the period in which the rate is next scheduled to adjust or in the period in which repayments are expected to occur, or prepayments are expected to be received, prior to their next rate adjustment, rather than in the period in which the loans are due.  Fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization and prepayment assumptions.  Balances are net of deferred fees and exclude loans 90 or more days delinquent or in foreclosure, which totaled $18.2 million at March 31, 2013.

(2)	Based on contractual maturities, term to call dates or pre-refunding dates as of March 31, 2013, at amortized cost.
(3)	Reflects projected prepayments of MBS, at amortized cost.
(4)

Although the Bank’s checking, savings and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities.  The decay rates (the assumed rates at which the balances of existing accounts would decline) used on these accounts is based on assumptions developed from our actual experiences with these accounts.  If all of the Bank’s checking, savings and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $997.9 million, for a cumulative one-year gap of (10.6)% of total assets.

(5)	Borrowings exclude $15.7 million of deferred prepayment penalty costs and $193 thousand of deferred gains on terminated interest rate swap agreements.

The decrease in the one-year gap from 17.55% at December 31, 2012 to 7.87% at March 31, 2013, was due primarily to a decrease in the amount of assets expected to reprice over the next 12 months, as compared to the prior quarter, as a result of an increase in interest rates between the two periods.  The increase in mortgage interest rates decreased prepayment expectations and thus decreased the amount of assets expected to reprice over the next 12 months, as compared to the prior quarter.  The higher interest rates also reduced the amount of expected calls in the Bank’s investment securities portfolio as agency debt issuers have less economic incentive to exercise embedded call options due to the higher interest rate environment.  In addition, the Bank had $150.0 million more of liabilities scheduled to reprice over the upcoming year at March 31, 2013 than in the prior quarter, which also contributed in the decrease in the positive gap between periods.

If interest rates were to increase 200 basis points, the Bank’s one-year gap would become negative, which indicates that more liabilities would be expected to reprice than assets in this interest rate environment.  The +200 basis point gap in this scenario would be $(167.1) million, or (1.8%) of total assets.  The significant decrease in the one-year gap amount in the + 200 basis point scenario compared to the base case at March 31, 2013 compared to December 31, 2012 was due largely to a significant decrease in the amount of assets expected to reprice if rates were to increase 200 basis points.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Act”) as of March 31, 2013.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2013, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) identified in connection with the evaluation required by Rule 13a-15(d) of the Act that occurred during the Company’s quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table summarizes our share repurchase activity during the three months ended March 31, 2013 and additional information regarding our share repurchase program.  In December 2011, the Company announced that its Board of Directors approved the repurchase of up to $193.0 million of the Company’s common stock.  The Company began repurchasing common stock during the second quarter of fiscal year 2012 and completed the plan during the current quarter.  In November 2012, the Company announced its Board of Directors approved a new $175.0 million stock repurchase program to commence upon the completion of the aforementioned $193.0 million repurchase plan.  The new plan has no expiration date.

				Approximate
	Total		Total Number of	Dollar Value of
	Number of	Average	Shares Purchased	Shares that May
	Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plans
January 1, 2013 through
January 31, 2013	112,500	$11.79	112,500	$179,037,688
February 1, 2013 through
February 28, 2013	2,641,354	11.85	2,641,354	147,739,176
March 1, 2013 through
March 31, 2013	59,846	11.93	59,846	147,025,228
Total	2,813,700	11.85	2,813,700	147,025,228

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: May 3, 2013	By: /s/ John B. Dicus
John B. Dicus, Chairman, President and Chief Executive Officer

Date: May 3, 2013	By: /s/ Kent G. Townsend
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

10.12	Form of Incentive Stock Option Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.12 to the March 31, 2012 Form 10-Q and incorporated herein by reference
10.13	Form of Non-Qualified Stock Option Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.13 to the March 31, 2012 Form 10-Q and incorporated herein by reference
10.14	Form of Stock Appreciation Right Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.14 to the March 31, 2012 Form 10-Q and incorporated herein by reference
10.15	Form of Restricted Stock Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.15 to the March 31, 2012 Form 10-Q and incorporated herein by reference
11	Statement re: computation of earnings per share*
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer
32

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer, and Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer

101

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 3, 2013, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at March 31, 2013 and September 30, 2012, (ii) Consolidated Statements of Income for the three and six months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2013 and 2012, (iv) Consolidated Statement of Stockholders’ Equity for the six months ended March 31, 2013, (v) Consolidated Statements of Cash Flows for the six months ended March 31, 2013 and 2012, and (vi) Notes to the Unaudited Consolidated Financial Statements**

*No statement is provided because the computation of per share earnings can be clearly determined from the Financial Statements included in this report.

**Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.