Form 10-Q
period 2013-06-30
Capitol Federal Financial Inc
filed 2013-08-05
CIK 1490906

UNITED STATES SECURITIES

 AND EXCHANGE COMMISSION

Washington, D.C.    20549

_________________

Form 10-Q

_________________

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of July 24,  2013, there were 147,841,368 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	June 30,	September 30,
	2013	2012
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $117,411 and $127,544)	$131,287	$141,705
Securities:
Available-for-sale (“AFS”) at estimated fair value (amortized cost of $1,155,363 and $1,367,925)	1,167,043	1,406,844
Held-to-maturity (“HTM”) at amortized cost (estimated fair value of $1,841,851 and $1,969,899)	1,819,895	1,887,947
Loans receivable, net (of allowance for credit losses (“ACL”) of $9,239 and $11,100)	5,792,620	5,608,083
Bank-owned life insurance (“BOLI”)	59,133	58,012
Capital stock of Federal Home Loan Bank (“FHLB”), at cost	134,222	132,971
Accrued interest receivable	24,426	26,092
Premises and equipment, net	64,946	57,766
Other real estate owned (“OREO”), net	5,499	8,047
Other assets	40,693	50,837
TOTAL ASSETS	$9,239,764	$9,378,304

LIABILITIES:
Deposits	$4,628,436	$4,550,643
Borrowings from FHLB, net	2,611,480	2,530,322
Repurchase agreements	290,000	365,000
Advance payments by borrowers for taxes and insurance	34,332	55,642
Income taxes payable	347	918
Deferred income tax liabilities, net	19,053	25,042
Accounts payable and accrued expenses	31,614	44,279
Total liabilities	7,615,262	7,571,846

STOCKHOLDERS’ EQUITY:
Preferred stock ($0.01 par value) 100,000,000 shares authorized; no shares issued or outstanding	--	--
Common stock ($0.01 par value) 1,400,000,000 shares authorized; 147,841,368 and 155,379,739
shares issued and outstanding as of June 30, 2013 and September 30, 2012, respectively	1,478	1,554
Additional paid-in capital	1,234,265	1,292,122
Unearned compensation, Employee Stock Ownership Plan (“ESOP”)	(45,346)	(47,575)
Retained earnings	426,840	536,150
Accumulated other comprehensive income (“AOCI”), net of tax	7,265	24,207
Total stockholders’ equity	1,624,502	1,806,458
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,239,764	$9,378,304

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
INTEREST AND DIVIDEND INCOME:
Loans receivable	$56,627	$57,547	$172,030	$178,007
Mortgage-backed securities (“MBS”)	13,419	18,144	43,048	54,686
Investment securities	2,439	3,783	7,761	12,535
Capital stock of FHLB	1,151	1,111	3,384	3,313
Cash and cash equivalents	39	60	108	205
Total interest and dividend income	73,675	80,645	226,331	248,746

INTEREST EXPENSE:
FHLB borrowings	17,377	19,859	53,914	62,641
Deposits	9,009	11,068	28,202	35,690
Repurchase agreements	2,885	3,530	9,861	11,387
Total interest expense	29,271	34,457	91,977	109,718

NET INTEREST INCOME	44,404	46,188	134,354	139,028

PROVISION FOR CREDIT LOSSES	(800)	--	(567)	2,040

NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	45,204	46,188	134,921	136,988

NON-INTEREST INCOME:
Retail fees and charges	3,856	3,940	11,369	11,958
Insurance commissions	787	870	2,337	2,213
Loan fees	427	499	1,312	1,634
Income from BOLI	377	334	1,120	1,133
Other non-interest income	374	437	1,395	1,466
Total non-interest income	5,821	6,080	17,533	18,404

				(Continued)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
NON-INTEREST EXPENSE:
Salaries and employee benefits	12,137	11,517	36,473	32,690
Occupancy	2,427	2,175	7,136	6,339
Information technology and communications	2,293	1,918	6,723	5,588
Regulatory and outside services	1,391	1,148	4,435	3,696
Deposit and loan transaction costs	1,286	1,357	4,207	3,862
Federal insurance premium	1,107	1,133	3,337	3,309
Advertising and promotional	1,186	923	3,222	2,674
Other non-interest expense	1,775	2,734	6,027	8,783
Total non-interest expense	23,602	22,905	71,560	66,941

INCOME BEFORE INCOME TAX EXPENSE	27,423	29,363	80,894	88,451

INCOME TAX EXPENSE	9,428	10,690	27,621	31,674

NET INCOME	$17,995	$18,673	$53,273	$56,777

Basic earnings per share	$0.13	$0.12	$0.37	$0.35
Diluted earnings per share	$0.13	$0.12	$0.37	$0.35
Dividends declared per share	$0.08	$0.08	$0.93	$0.33

Basic weighted average common shares	143,262,534	156,962,024	145,518,110	160,208,370
Diluted weighted average common shares	143,263,324	156,966,036	145,518,222	160,212,276

				(Concluded)

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$17,995	$18,673	$53,273	$56,777
Other comprehensive income, net of tax:
Changes in unrealized gains/losses on AFS securities, net of deferred income taxes of $6,390 and $529 for the three months ended
June 30, 2013 and 2012, respectively, and $10,297 and $1,620
for the nine months ended June 30, 2013 and 2012, respectively	(10,516)	(865)	(16,942)	(2,718)
Comprehensive income	$7,479	$17,808	$36,331	$54,059

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands, except per share data)

		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders’
	Stock	Capital	ESOP	Earnings	AOCI	Equity

Balance at October 1, 2012	$1,554	$1,292,122	$(47,575)	$536,150	$24,207	$1,806,458
Net income				53,273		53,273
Other comprehensive income, net of tax					(16,942)	(16,942)
ESOP activity, net		2,693	2,229			4,922
Restricted stock activity, net		163				163
Stock-based compensation		2,123				2,123
Repurchase of common stock	(76)	(62,836)		(26,462)		(89,374)
Dividends on common stock to
stockholders ($0.93 per share)				(136,121)		(136,121)
Balance at June 30, 2013	$1,478	$1,234,265	$(45,346)	$426,840	$7,265	$1,624,502

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Nine Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,273	$56,777
Adjustments to reconcile net income to net cash provided by
operating activities:
FHLB stock dividends	(3,384)	(3,313)
Provision for credit losses	(567)	2,040
Originations of loans receivable held-for-sale (“LHFS”)	(4,996)	(4,410)
Proceeds from sales of LHFS	5,527	5,084
Amortization and accretion of premiums and discounts on securities	6,640	6,456
Depreciation and amortization of premises and equipment	3,980	3,584
Amortization of deferred amounts related to FHLB advances, net	6,158	6,378
Common stock committed to be released for allocation - ESOP	4,922	4,770
Stock-based compensation	2,123	569
Changes in:
Prepaid federal insurance premium	11,802	2,923
Accrued interest receivable	1,666	1,900
Other assets, net	(3,791)	2,481
Income taxes payable/receivable	3,901	4,221
Accounts payable and accrued expenses	(12,684)	(12,499)
Net cash provided by operating activities	74,570	76,961

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(408,497)	(613,330)
Purchase of HTM securities	(420,501)	(560,024)
Proceeds from calls, maturities and principal reductions of AFS securities	620,620	460,930
Proceeds from calls, maturities and principal reductions of HTM securities	482,352	851,938
Proceeds from the redemption of capital stock of FHLB	4,524	2,405
Purchases of capital stock of FHLB	(2,391)	(3,652)
Net increase in loans receivable	(189,051)	(71,184)
Purchases of premises and equipment	(10,802)	(9,119)
Proceeds from sales of OREO	7,770	9,753
Net cash provided by investing activities	84,024	67,717

		(Continued)

	For the Nine Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(136,121)	(52,366)
Deposits, net of withdrawals	77,793	97,264
Proceeds from borrowings	875,535	657,414
Repayments on borrowings	(875,535)	(657,414)
Deferred FHLB prepayment penalty	--	(7,937)
Change in advance payments by borrowers for taxes and insurance	(21,310)	(22,907)
Repurchase of common stock	(89,374)	(106,854)
Net cash used in financing activities	(169,012)	(92,800)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,418)	51,878

CASH AND CASH EQUIVALENTS:
Beginning of period	141,705	121,070
End of period	$131,287	$172,948

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$23,718	$27,500
Interest payments	$87,171	$104,807

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

Allowance for Credit Losses - The ACL represents management’s best estimate of the amount of inherent losses in the loan portfolio as of the balance sheet date.  Management’s methodology for assessing the appropriateness of the ACL consists of an analysis (“formula analysis”) model, along with analyzing several other factors.  Management maintains the ACL through provisions for credit losses that are either charged to or credited to income.

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

Each quarter, a formula analysis is prepared which segregates the loan portfolio into categories based on certain risk characteristics.  The categories include the following: one- to four-family loans; multi-family and commercial loans; consumer home equity loans; and other consumer loans.  Home equity loans with the same underlying collateral as a one- to four-family loan are combined with the one- to four-family loan in the formula analysis model to calculate a combined LTV ratio.  Loans individually evaluated for loss are excluded from the formula analysis model.  The one- to four-family loan portfolio and related home equity loans are segregated into additional categories based on the following risk characteristics: originated, correspondent purchased or bulk purchased; interest payments (fixed-rate and adjustable-rate/interest-only); LTV ratios; borrower’s credit scores; and certain geographic locations.  The categories were derived by management based on reviewing the historical performance of the one- to four-family loan portfolio and taking into consideration current economic conditions, such as trends in residential real estate values in certain areas of the U.S. and unemployment rates.

Quantitative loss factors are applied to each loan category in the formula analysis model based on the historical loss experience for each respective loan category.  Each quarter, management reviews the historical loss time periods and utilizes the historical loss time periods believed to be the most reflective of the current economic conditions and recent charge-off experience.

Qualitative loss factors are applied to each loan category in the formula analysis model.  The qualitative loss factors that are applied in the formula analysis model for one- to four-family and consumer loan portfolios are: unemployment rate trends; collateral value trends; credit score trends; and delinquent loan trends.  The qualitative loss factors that are applied in the formula analysis model for multi-family and commercial loan portfolio are: unemployment rate trends; credit score trends for the primary guarantor;  delinquent loan trends; and a factor based on management’s judgment due to the higher risk nature of these loans, as compared to one- to four-family loans.  As loans are classified or become delinquent, the qualitative loss factors increase for each respective loan category.  Additionally, TDRs that have not been partially charged-off are included in a category within the formula analysis model with an overall higher qualitative loss factor than corresponding performing loans, for the life of the loan.  The qualitative factors were derived by management based on a review of the historical performance of the respective loan portfolios and consideration of current economic conditions and their likely impact to the loan portfolio.

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

Recent Accounting Pronouncements - In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which revised how entities present comprehensive income in their financial statements.  The ASU requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  In a continuous statement of comprehensive income, an entity would be required to present the components of the income statement as presented today, along with the components of other comprehensive income.  In the two-statement approach, an entity would be required to present a statement that is consistent with the income statement format used today, along with a second statement, which would immediately follow the income statement that would include the components of other comprehensive income.  The ASU did not change the items that an entity must report in other comprehensive income.  ASU 2011-05 was effective October 1, 2012 for the Company.  The Company elected the two-statement approach upon adoption on October 1, 2012 and applied the ASU retrospectively for all periods presented in the financial statements.

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

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which is intended to improve the transparency of changes in other comprehensive income and items reclassified out of AOCI.  The standard requires entities to disaggregate the total change of each component of other comprehensive income and separately present reclassification adjustments and current period other comprehensive income.  Additionally, the standard requires that significant items reclassified out of AOCI be presented by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements.  ASU 2013-02 is effective for fiscal years beginning after

December 15, 2012, which is October 1, 2013 for the Company, and should be applied prospectively.  The adoption of this ASU is disclosure-related and therefore is not expected to have an impact on the Company’s financial condition or results of operations.

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

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Net income	$17,995	$18,673	$53,273	$56,777
Income allocated to participating securities	(50)	(23)	(161)	(25)
Net income available to common stockholders	$17,945	$18,650	$53,112	$56,752

Average common shares outstanding	142,985,022	156,684,512	145,379,101	160,069,365
Average committed ESOP shares outstanding	277,512	277,512	139,009	139,005
Total basic average common shares outstanding	143,262,534	156,962,024	145,518,110	160,208,370

Effect of dilutive stock options	790	4,012	112	3,906

Total diluted average common shares outstanding	143,263,324	156,966,036	145,518,222	160,212,276

Net earnings per share:
Basic	$0.13	$0.12	$0.37	$0.35
Diluted	$0.13	$0.12	$0.37	$0.35

Antidilutive stock options, excluded
from the diluted average common shares
outstanding calculation	2,444,932	1,458,510	2,465,393	1,074,543

3.   Securities

The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS and HTM securities at the dates presented.  The majority of the MBS and investment portfolios are composed of securities issued by U.S. government-sponsored enterprises (“GSEs”).

	June 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$774,171	$896	$10,638	$764,429
MBS	377,276	21,536	1	398,811
Trust preferred securities	2,606	--	165	2,441
Municipal bonds	1,310	52	--	1,362
	1,155,363	22,484	10,804	1,167,043
HTM:
MBS	1,780,728	40,300	19,388	1,801,640
Municipal bonds	39,167	1,069	25	40,211
	1,819,895	41,369	19,413	1,841,851
	$2,975,258	$63,853	$30,217	$3,008,894

	September 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$857,409	$4,317	$2	$861,724
MBS	505,169	35,137	--	540,306
Municipal bonds	2,435	81	--	2,516
Trust preferred securities	2,912	--	614	2,298
	1,367,925	39,535	616	1,406,844
HTM:
MBS	1,792,636	79,883	--	1,872,519
GSE debentures	49,977	247	--	50,224
Municipal bonds	45,334	1,822	--	47,156
	1,887,947	81,952	--	1,969,899
	$3,255,872	$121,487	$616	$3,376,743

The following tables summarize the estimated fair value and gross unrealized losses of those securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for at least 12 months or less than 12 months as of the dates presented.

	June 30, 2013
	Less Than			Equal to or Greater
	12 Months			Than 12 Months
		Estimated	Unrealized		Estimated	Unrealized
	Count	Fair Value	Losses	Count	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	23	$523,002	$10,638	--	$--	$--
MBS	2	88	1	--	--	--
Trust preferred securities	--	--	--	1	2,441	165
	25	$523,090	$10,639	1	$2,441	$165

HTM:
MBS	41	$745,766	$19,388	--	$--	$--
Municipal bonds	7	2,309	25	--	--	--
	48	$748,075	$19,413	--	$--	$--

September 30, 2012
	Less Than			Equal to or Greater
	12 Months			Than 12 Months
		Estimated	Unrealized		Estimated	Unrealized
	Count	Fair Value	Losses	Count	Fair Value	Losses
(Dollars in thousands)
AFS:
GSE debentures	2	$42,733	$2	--	$--	$--
MBS	--	--	--	--	--	--
Trust preferred securities	--	--	--	1	2,298	614
	2	$42,733	$2	1	$2,298	$614

HTM:
MBS	--	$--	$--	--	$--	$--
Municipal bonds	--	--	--	--	--	--
	--	$--	$--	--	$--	$--

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

The unrealized losses at September 30, 2012 are primarily a result of a decrease in the credit rating of a trust preferred security held by the Bank.  Management reviews the underlying cash flows of this security on a quarterly basis.  As of June 30, 2013 and September 30, 2012, the analysis indicated the present value of future expected cash flows are adequate to recover the entire amortized cost.  Management neither intends to sell this security, nor is it more likely than not that the Company will be required to sell the security before the recovery of the remaining amortized cost amount, which could be at maturity.

The unrealized losses at June 30, 2013, excluding the trust preferred security, are primarily a result of an increase in market yields from the time the securities were purchased.  In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase.  Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired.  Additionally, the impairment is also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities, nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity. As a result of the analysis discussed above, management does not believe any other-than-temporary impairments existed at June 30, 2013 or September 30, 2012.

Maturities of MBS depend on the repayment characteristics and experience of the underlying financial instruments.    Actual maturities of MBS may differ from contractual maturities because borrowers have the right to prepay obligations, generally without penalties.  Additionally, issuers of callable investment securities have the right to call and prepay obligations with or without prepayment penalties prior to the maturity dates of the securities.  As of June 30, 2013, the amortized cost of the securities in our portfolio which are callable or have pre-refunding dates within one year totaled $610.6 million.    The amortized cost and estimated fair value of securities by remaining contractual maturity without consideration for call features or pre-refunding dates as of June 30, 2013 are shown below.

	AFS		HTM
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
One year or less	$190	$192	$7,369	$7,453
One year through five years	701,749	695,197	29,985	30,975
Five years through ten years	196,058	201,081	465,959	465,808
Ten years and thereafter	257,366	270,573	1,316,582	1,337,615
	$1,155,363	$1,167,043	$1,819,895	$1,841,851

The following table presents the carrying value of the MBS in our portfolio by issuer at the dates presented.

	June 30, 2013	September 30, 2012
	(Dollars in thousands)
Federal National Mortgage Association (“FNMA”)	$1,337,751	$1,324,293
Federal Home Loan Mortgage Corporation (“FHLMC”)	684,118	824,197
Government National Mortgage Association	157,670	183,778
Private Issuer	--	674
	$2,179,539	$2,332,942

The following table presents the taxable and non-taxable components of interest income on investment securities for the time periods presented.

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Taxable	$2,143	$3,390	$6,828	$11,274
Non-taxable	296	393	933	1,261
	$2,439	$3,783	$7,761	$12,535

The following table summarizes the amortized cost and estimated fair value of securities pledged as collateral as of the dates presented.

	June 30, 2013		September 30, 2012
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Repurchase agreements	$319,979	$336,443	$400,827	$427,864
Public unit deposits	277,265	280,873	219,913	232,514
Federal Reserve Bank	37,023	38,212	49,472	52,122
	$634,267	$655,528	$670,212	$712,500

4.   Loans Receivable and Allowance for Credit Losses

Loans receivable, net at the dates presented is summarized as follows:

	June 30, 2013	September 30, 2012
	(Dollars in thousands)
Real estate loans:
One- to four-family	$5,587,622	$5,392,429
Multi-family and commercial	37,834	48,623
Construction	73,746	52,254
Total real estate loans	5,699,202	5,493,306

Consumer loans:
Home equity	134,919	149,321
Other	5,740	6,529
Total consumer loans	140,659	155,850

Total loans receivable	5,839,861	5,649,156

Less:
Undisbursed loan funds	34,675	22,874
ACL	9,239	11,100
Discounts/unearned loan fees	22,282	21,468
Premiums/deferred costs	(18,955)	(14,369)
	$5,792,620	$5,608,083

Lending Practices and Underwriting Standards  - Originating and purchasing loans secured by one- to four-family residential properties is the Bank’s primary lending business, resulting in a loan concentration in residential first mortgage loans.  The Bank purchases one- to four-family loans, on a loan-by-loan basis, from a select group of correspondent lenders located generally throughout the central, northeastern, and southern United States.    Additionally, the Bank periodically purchases whole one- to four-family loans in bulk packages from nationwide and correspondent lenders.  The Bank also makes consumer loans, construction loans secured by residential or commercial properties, and real estate loans secured by multi-family dwellings.  As a result of our one- to four-family lending activity, the Bank has a concentration of loans secured by real property located in Kansas and Missouri.

One- to four-family loans - One- to four-family loans are underwritten generally in accordance with FHLMC and FNMA underwriting guidelines.  Full documentation to support the applicant’s credit, income, and sufficient funds to cover all applicable fees and reserves at closing are required on all loans.  Properties securing one- to four-family loans are appraised by either staff appraisers or fee appraisers, both of which are independent of the loan origination function and approved by our Board of Directors.

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

The following table presents the recorded investment in loans, defined as the unpaid principal balance of a loan (net of unadvanced funds related to loans in process and charge-offs) inclusive of unearned loan fees and deferred costs, of the Company’s loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, total current loans, and the total loans receivable balance at the dates presented, by class.  Delinquent loans that are included in the formula analysis model are assigned a higher qualitative loss factor than corresponding performing loans.  At June 30, 2013 and September 30, 2012, all loans 90 or more days delinquent were on nonaccrual status.  In addition to loans 90 or more days delinquent, the Bank also had $7.8 million and $10.0 million of originated loan TDRs classified as nonaccrual at June 30, 2013 and September 30, 2012, respectively, as well as $168 thousand and $2.4 million of purchased loan TDRs classified as nonaccrual at June 30, 2013 and September 30, 2012, respectively, as required by the OCC Call Report requirements.  Of these amounts, $6.8 million and $11.2 million were current at June 30, 2013 and September 30, 2012, respectively.    At June 30, 2013 and September 30, 2012, the balance of loans on nonaccrual status was $26.4 million and $31.8 million, respectively.

	June 30, 2013
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family loans - originated	$13,517	$8,617	$22,134	$4,895,440	$4,917,574
One- to four-family loans - purchased	6,066	9,635	15,701	674,177	689,878
Multi-family and commercial loans	--	--	--	53,748	53,748
Consumer - home equity	869	295	1,164	133,755	134,919
Consumer - other	158	23	181	5,559	5,740
	$20,610	$18,570	$39,180	$5,762,679	$5,801,859

	September 30, 2012
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family loans - originated	$14,902	$8,602	$23,504	$4,590,194	$4,613,698
One- to four-family loans - purchased	7,788	10,530	18,318	771,755	790,073
Multi-family and commercial loans	--	--	--	59,562	59,562
Consumer - home equity	521	369	890	148,431	149,321
Consumer - other	106	27	133	6,396	6,529
	$23,317	$19,528	$42,845	$5,576,338	$5,619,183

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

Special mention and substandard loans are included in the formula analysis model if the loan is not individually evaluated for loss.  Loans classified as doubtful or loss are individually evaluated for loss.

The following tables set forth the recorded investment in loans classified as special mention or substandard at the dates presented, by class.  At both dates, there were no loans classified as doubtful, and all loans classified as loss were fully charged-off.

	June 30, 2013		September 30, 2012
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family - originated	$31,401	$27,789	$36,055	$23,153
One- to four-family - purchased	1,759	14,268	2,829	14,538
Multi-family and commercial	2,028	--	2,578	--
Consumer - home equity	232	929	413	815
Consumer - other	--	34	--	39
	$35,420	$43,020	$41,875	$38,545

The following table shows the weighted average LTV and credit score information for originated and purchased one- to four-family loans and originated consumer home equity loans at the dates presented.  Borrower credit scores are intended to provide an indication as to the likelihood that a borrower will repay their debts.  Credit scores are updated at least semiannually, with the last update in March 2013, and obtained from a nationally recognized consumer rating agency.  The LTV ratios provide an estimate of the extent to which the Bank may incur a loss on any given loan that may go into foreclosure.  The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent bank appraisal, if available.  In most cases, the most recent appraisal was obtained at the time of origination.

	June 30, 2013		September 30, 2012
	Weighted Average		Weighted Average
	Credit Score	LTV	Credit Score	LTV
One- to four-family - originated	763	65%	763	65%
One- to four-family - purchased	748	67	749	67
Consumer - home equity	745	19	747	19
	761	64%	761	64%

Troubled Debt Restructurings  - The following table presents the recorded investment prior to restructuring and immediately after restructuring for all loans restructured during the three and nine months ended June 30, 2013 and 2012.  These tables do not reflect the recorded investment at the end of the periods indicated.  The increase in the recorded investment at the time of the restructuring was generally due to the capitalization of delinquent interest and/or escrow balances.

	For the Three Months Ended			For the Nine Months Ended
	June 30, 2013			June 30, 2013
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family loans - originated	37	$6,248	$6,284	137	$25,652	$25,791
One- to four-family loans - purchased	1	581	581	8	2,119	2,161
Multi-family and commercial loans	--	--	--	2	82	79
Consumer - home equity	4	97	100	11	253	261
Consumer - other	--	--	--	--	--	--
	42	$6,926	$6,965	158	$28,106	$28,292

	For the Three Months Ended			For the Nine Months Ended
	June 30, 2012			June 30, 2012
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
(Dollars in thousands)
One- to four-family loans - originated	30	$4,930	$4,945	155	$24,655	$24,761
One- to four-family loans - purchased	--	--	--	--	--	--
Multi-family and commercial loans	--	--	--	--	--	--
Consumer - home equity	--	--	--	1	--	10
Consumer - other	--	--	--	--	--	--
	30	$4,930	$4,945	156	$24,655	$24,771

The following table provides information on TDRs restructured within the last 12 months that became delinquent during the three and nine months ended June 30, 2013 and 2012.

	For the Three Months Ended				For the Nine Months Ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
	Number		Number		Number		Number
	of	Recorded	of	Recorded	of	Recorded	of	Recorded
	Contracts	Investment	Contracts	Investment	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
One- to four-family loans - originated	12	$805	5	$910	29	$2,316	12	$1,748
One- to four-family loans - purchased	2	156	--	--	6	1,270	1	401
Multi-family and commercial loans	--	--	--	--	--	--	--	--
Consumer - home equity	--	--	--	--	2	7	--	--
Consumer - other	1	10	--	--	1	10	--	--
	15	$971	5	$910	38	$3,603	13	$2,149

Impaired loans – The following is a summary of information pertaining to impaired loans by class as of the dates presented.

	June 30, 2013			September 30, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	ACL	Investment	Balance	ACL
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$11,212	$11,248	$--	$10,729	$10,765	$--
One- to four-family - purchased	14,414	14,269	--	15,340	15,216	--
Multi-family and commercial	--	--	--	--	--	--
Consumer - home equity	556	556	--	882	881	--
Consumer - other	8	8	--	27	27	--
	26,190	26,081	--	26,978	26,889	--
With an allowance recorded
One- to four-family - originated	37,677	37,795	247	41,125	41,293	268
One- to four-family - purchased	1,585	1,573	31	2,028	2,016	54
Multi-family and commercial	74	77	3	--	--	--
Consumer - home equity	477	477	68	307	307	52
Consumer - other	26	26	1	12	12	1
	39,839	39,948	350	43,472	43,628	375
Total
One- to four-family - originated	48,889	49,043	247	51,854	52,058	268
One- to four-family - purchased	15,999	15,842	31	17,368	17,232	54
Multi-family and commercial	74	77	3	--	--	--
Consumer - home equity	1,033	1,033	68	1,189	1,188	52
Consumer - other	34	34	1	39	39	1
	$66,029	$66,029	$350	$70,450	$70,517	$375

The following is a summary of information pertaining to impaired loans by class for the three and nine months ended June 30, 2013 and 2012.

	For the Three Months Ended				For the Nine Months Ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$11,116	$89	$50,075	$487	$9,298	$228	$49,063	$1,273
One- to four-family - purchased	14,537	45	16,258	44	14,916	141	11,535	162
Multi-family and commercial	--	--	--	--	--	--	279	--
Consumer - home equity	554	8	390	3	577	31	458	9
Consumer - other	18	--	7	--	23	--	7	--
	26,225	142	66,730	534	24,814	400	61,342	1,444
With an allowance recorded
One- to four-family - originated	38,383	377	3,652	22	41,236	1,282	3,327	67
One- to four-family - purchased	1,904	13	1,234	5	2,087	59	7,166	11
Multi-family and commercial	76	1	--	--	54	2	--	--
Consumer - home equity	541	6	223	1	521	18	205	4
Consumer - other	15	--	9	--	25	1	4	--
	40,919	397	5,118	28	43,923	1,362	10,702	82
Total
One- to four-family - originated	49,499	466	53,727	509	50,534	1,510	52,390	1,340
One- to four-family - purchased	16,441	58	17,492	49	17,003	200	18,701	173
Multi-family and commercial	76	1	--	--	54	2	279	--
Consumer - home equity	1,095	14	613	4	1,098	49	663	13
Consumer - other	33	--	16	--	48	1	11	--
	$67,144	$539	$71,848	$562	$68,737	$1,762	$72,044	$1,526

Allowance for credit losses - The following is a summary of the activity in the ACL by segment and the ending balance of the ACL based on the Company’s impairment methodology for and at the beginning and end of the periods presented.  Net charge-offs during the nine months ended June 30, 2013 were $1.3 million, of which $378 thousand related to loans that were discharged in a prior fiscal year under Chapter 7 bankruptcy that must be, in accordance with OCC regulations, evaluated for collateral value loss, even if the loans are current.  In January 2012, management implemented a loan charge-off policy as OCC Call Report requirements do not permit the use of specific valuation allowances (“SVAs”), which the Bank was previously utilizing for potential loan losses, as permitted by the Bank’s previous regulator.  As a result of the implementation of the charge-off policy change, $3.5 million of SVAs were charged-off during the three months ended March 31, 2012, which are included in the charge-off amounts for the nine months ended June 30, 2012.  These charge-offs did not impact the provision for credit losses, and therefore had no additional income statement impact, as the amounts were expensed in previous periods.

	For the Three Months Ended June 30, 2013
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$6,002	$3,495	$9,497	$208	$367	$10,072
Charge-offs	(60)	--	(60)	--	(111)	(171)
Recoveries	13	118	131	--	7	138
Provision for credit losses	(202)	(677)	(879)	(34)	113	(800)
Ending balance	$5,753	$2,936	$8,689	$174	$376	$9,239

	For the Nine Months Ended June 30, 2013
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$6,074	$4,453	$10,527	$219	$354	$11,100
Charge-offs	(563)	(685)	(1,248)	--	(246)	(1,494)
Recoveries	13	160	173	--	27	200
Provision for credit losses	229	(992)	(763)	(45)	241	(567)
Ending balance	$5,753	$2,936	$8,689	$174	$376	$9,239

	For the Three Months Ended June 30, 2012
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$4,792	$7,492	$12,284	$82	$193	$12,559
Charge-offs	(227)	(498)	(725)	--	(65)	(790)
Recoveries	--	6	6	--	2	8
Provision for credit losses	1,495	(1,810)	(315)	106	209	--
Ending balance	$6,060	$5,190	$11,250	$188	$339	$11,777

	For the Nine Months Ended June 30, 2012
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$4,915	$9,901	$14,816	$254	$395	$15,465
Charge-offs	(814)	(4,652)	(5,466)	--	(270)	(5,736)
Recoveries	--	6	6	--	2	8
Provision for credit losses	1,959	(65)	1,894	(66)	212	2,040
Ending balance	$6,060	$5,190	$11,250	$188	$339	$11,777

The following is a summary of the loan portfolio and related ACL balances, at the dates presented, by loan portfolio segment disaggregated by the Company’s impairment method.  There was no ACL for loans individually evaluated for impairment at either date, as all potential losses were charged-off.

	June 30, 2013
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$4,906,362	$675,464	$5,581,826	$53,748	$140,095	$5,775,669
Recorded investment in loans
individually evaluated for impairment	11,212	14,414	25,626	--	564	26,190
	$4,917,574	$689,878	$5,607,452	$53,748	$140,659	$5,801,859
ACL for loans collectively evaluated
for impairment	$5,753	$2,936	$8,689	$174	$376	$9,239

	September 30, 2012
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$4,602,969	$774,734	$5,377,703	$59,562	$154,940	$5,592,205
Recorded investment in loans
individually evaluated for impairment	10,729	15,339	26,068	--	910	26,978
	$4,613,698	$790,073	$5,403,771	$59,562	$155,850	$5,619,183
ACL for loans collectively evaluated
for impairment	$6,074	$4,453	$10,527	$219	$354	$11,100

As previously noted, the Bank has a loan concentration in residential first mortgage loans.  Declines in residential real estate values could adversely impact the property used as collateral for the Bank’s loans.  Adverse changes in economic conditions and increasing unemployment rates may have a negative effect on the ability of the Bank’s borrowers to make timely loan payments, which would likely increase delinquencies and have an adverse impact on the Bank’s earnings.  Further increases in delinquencies would decrease interest income on loans receivable and would likely adversely impact the Bank’s loan loss experience, resulting in an increase in the Bank’s ACL and provision for credit losses.  Although management believes the ACL was at a level adequate to absorb inherent losses in the loan portfolio at June 30, 2013, the level of the ACL remains an estimate that is subject to significant judgment and short-term changes.

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

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures.  The Company did not have any liabilities that were measured at fair value at June 30, 2013 or September 30, 2012.  The Company’s AFS securities are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as OREO and loans individually evaluated for impairment.  These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.

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

AFS Securities - The Company’s AFS securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders’ equity.  The majority of the securities within the AFS portfolio are issued by U.S. GSEs.  The Company primarily uses prices obtained from third party pricing services and recent trades to determine the fair value of securities.  The Company’s major security types based on the nature and risks of the securities are:

•

GSE Debentures – Estimated fair values are based on a discounted cash flow method.  Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for similar securities. On a quarterly basis, management corroborates a sample of the prices obtained from the pricing service by comparing them to another independent source.  (Level 2)

•

MBS – Estimated fair values are based on a discounted cash flow method.  Cash flows are determined based on prepayment projections of the underlying mortgages and are discounted using current market yields for benchmark securities. On a quarterly basis, management corroborates a sample of the prices obtained from the pricing service by comparing them to another independent source.  (Level 2)

•

Municipal Bonds – Estimated fair values are based on a discounted cash flow method.  Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for securities with similar credit profiles. On a quarterly basis, management corroborates a sample of the prices obtained from the pricing service by comparing them to another independent source.  (Level 2)

•

Trust Preferred Securities – Estimated fair values are based on a discounted cash flow method.  Cash flows are determined by taking prepayment and underlying credit considerations into account.  The discount rates are derived from secondary trades and bid/offer prices. (Level 3)

The following table provides the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a recurring basis, which consists of AFS securities, at the dates presented.

	June 30, 2013
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3) (1)
	(Dollars in thousands)
AFS Securities:
GSE debentures	$764,429	$--	$764,429	$--
MBS	398,811	--	398,811	--
Trust preferred securities	2,441	--	--	2,441
Municipal bonds	1,362	--	1,362	--
	$1,167,043	$--	$1,164,602	$2,441

	September 30, 2012
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3) (2)
	(Dollars in thousands)
AFS Securities:
GSE debentures	$861,724	$--	$861,724	$--
MBS	540,306	--	540,306	--
Municipal bonds	2,516	--	2,516	--
Trust preferred securities	2,298	--	--	2,298
	$1,406,844	$--	$1,404,546	$2,298

(1)

The Company’s Level 3 AFS securities had no activity from September 30, 2012 to June 30, 2013, except for principal repayments of $401 thousand and reductions in net unrealized losses recognized in other comprehensive income.  Reductions in net unrealized losses included in other comprehensive income for the nine months ended June 30, 2013 were $279 thousand.

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

Loans Receivable - The balance of loans individually evaluated for impairment at June 30, 2013 and September 30, 2012 was $26.1 million and $26.9 million, respectively.  Substantially all of these loans were secured by residential real estate and were individually evaluated to ensure that the carrying value of the loan was not in excess of the fair value of the collateral, less estimated selling costs.  Fair values were estimated through current appraisals or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  Based on this evaluation, the Bank charged-off any loss amounts at June 30, 2013 and September 30, 2012; therefore there was no ACL related to these loans.

OREO - OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower-of-cost or fair value.  Fair value is estimated through current appraisals or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  The fair value of OREO at June 30, 2013 and September 30, 2012 was $5.5 million and $8.0 million, respectively.

The following table provides the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at the dates presented.

	June 30, 2013
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Loans individually evaluated for impairment	$26,081	$--	$--	$26,081
OREO	5,499	--	--	5,499
	$31,580	$--	$--	$31,580

	September 30, 2012
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Loans individually evaluated for impairment	$26,890	$--	$--	$26,890
OREO	8,047	--	--	8,047
	$34,937	$--	$--	$34,937

Fair Value Disclosures - The Company determined estimated fair value amounts using available market information and from a variety of valuation methodologies.  However, considerable judgment is required to interpret market data to develop the estimates of fair value.  Accordingly, the estimates presented are not necessarily indicative of the amount the Company could realize in a current market exchange.  The use of different market assumptions and estimation methodologies may have a material impact on the estimated fair value amounts.  The fair value estimates presented herein were based on pertinent information available to management as of the dates presented.

The carrying amounts and estimated fair values of the Company’s financial instruments at the dates presented were as follows:

	June 30, 2013		September 30, 2012
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$131,287	$131,287	$141,705	$141,705
HTM securities	1,819,895	1,841,851	1,887,947	1,969,899
Loans receivable	5,792,620	5,988,719	5,608,083	5,978,872
BOLI	59,133	59,133	58,012	58,012
Capital stock of FHLB	134,222	134,222	132,971	132,971
Liabilities:
Deposits	4,628,436	4,660,615	4,550,643	4,607,732
Borrowings from FHLB	2,611,480	2,692,819	2,530,322	2,701,142
Repurchase agreements	290,000	302,660	365,000	388,761

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

Capital Stock of FHLB - The carrying value and estimated fair value of FHLB stock equals cost, which is based on redemption at par value. (Level 1)

Deposits - The estimated fair value of demand deposits, savings and money market accounts is the amount payable on demand at the reporting date.  The estimated fair value of these deposits at June 30, 2013 and September 30, 2012 was $2.09 billion and $1.98 billion, respectively. (Level 1)  The fair value of certificates of deposit is estimated by discounting future cash flows using current LIBOR rates.  The estimated fair value of certificates of deposit at June 30, 2013 and September 30, 2012 was $2.57 billion and $2.63 billion, respectively. (Level 2)

Borrowings from FHLB and Repurchase Agreements - The fair value of fixed-maturity borrowed funds is estimated by discounting estimated future cash flows using currently offered rates. (Level 2)  The carrying value of FHLB line of credit is considered to approximate its fair value due to the nature of the financial liability. (Level 1)

6.   Subsequent Events

In preparing these financial statements, management has evaluated events occurring subsequent to June 30, 2013, for potential recognition and disclosure.  There have been no material events or transactions which would require adjustments to the consolidated financial statements at June 30, 2013.

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

We have been, and intend to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve.  We attract retail deposits from the general public and invest those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences.  To a lesser extent, we also originate consumer loans, loans secured by first mortgages on non-owner-occupied one- to four-family residences, multi-family and commercial real estate loans, and construction loans.  While our primary business is the origination of one- to four-family mortgage loans funded through retail deposits, we also purchase whole one- to four-family mortgage loans from correspondent and nationwide lenders, and invest in certain investment securities and MBS using funding from retail deposits, borrowings from FHLB, and repurchase agreements.  The Company is significantly affected by prevailing economic conditions including federal monetary and fiscal policies and federal regulation of financial institutions.  Retail deposit balances are influenced by a number of factors including interest rates paid on competing personal investment products, the level of personal income, and the personal rate of savings within our market areas.  Lending activities are influenced by the demand for housing and other loans, our loan underwriting guidelines compared to those of our competitors, as well as interest rate pricing competition from other lending institutions.  The primary sources of funds for lending activities include deposits, loan repayments, investment income, borrowings, and funds provided from operations.

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

The Federal Open Market Committee of the Federal Reserve (the “FOMC”) noted in their June 2013 statement and minutes that economic activity has been expanding at a moderate pace.  Although the unemployment rate remains elevated, labor market conditions have shown further signs of improvement in recent months.  The FOMC stated that household spending and business fixed investment have advanced, and that the housing sector continued to strengthen, but fiscal policy is restraining economic growth.  For the most part, inflation has been running somewhat below the FOMC’s longer-run objective and longer-term inflationary expectations have remained stable.  The FOMC decided to continue its existing policy of reinvesting principal payments from its holdings of agency debt and agency MBS in agency MBS and will continue to purchase additional longer-term Treasury securities at a pace of $45 billion per month and agency MBS at a pace of $40 billion per month.  The FOMC believes that these actions, taken together, should maintain downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative.  The FOMC stated that it will closely monitor incoming information on economic and financial developments in coming months and is prepared to increase or reduce the pace of its purchases to maintain appropriate policy accommodation as the outlook for the labor market or inflation changes.    Following the release of the FOMC statements, markets reacted by increasing yields on MBS and Treasury securities.  The Chairman of the FOMC believes that recent increases in interest rates are being fueled not only by FOMC communications, but also by improved economic news.    The FOMC remarked that it will continue to maintain the overnight lending rate at zero to 0.25% as long as the unemployment rate remains above 6.5%, inflation between one and two years ahead is projected to be no more than a half percentage point above the FOMC’s 2% longer-run goal, and longer-term inflation expectations continue to be well anchored.

Economic conditions in the Bank’s local market areas have a significant impact on the ability of borrowers to repay loans and the value of the collateral securing these loans.  As of June 2013, the unemployment rate was 5.8% for Kansas and 6.9% for Missouri, compared to the national average of 7.6% based on information from the Bureau of Economic Analysis.  The unemployment rate remains relatively low in our market areas, compared to the national average, due to diversified industries within our market areas, primarily in the Kansas City metropolitan statistical area, but it is higher than the historical average.  Our Kansas City market area, which comprises the largest segment of our loan portfolio and deposit base, has an average household income of approximately $79 thousand per annum, based on 2012 estimates from the American Community Survey, which is a statistical survey by the U.S. Census

Bureau.  The average household income in our combined market areas is approximately $68 thousand per annum, with 92% of the population at or above the poverty level, also based on the 2012 estimates from the American Community Survey.  The Federal Housing Finance Agency (“FHFA”) price index for Kansas and Missouri has not experienced significant fluctuations during the past 10 years, unlike other market areas of the United States, which indicates relative stability historically in property values in our local market areas.

Total assets decreased $138.5 million, from $9.38 billion at September 30, 2012 to $9.24 billion at June 30, 2013, due primarily to a $307.9 million decrease in the securities portfolio, partially offset by a $184.5 million increase in the loan portfolio.  The net increase in the loan portfolio was due primarily to correspondent one- to four-family loan purchases outpacing principal repayments between periods. The overall performance of our loan portfolio continued to improve during the current fiscal year.  Loans 30 to 89 days delinquent decreased $2.7 million, or 11.6%, from $23.3 million at September 30, 2012 to $20.6 million at June 30, 2013.  Non-performing loans decreased $5.4 million, or 17.0%, from $31.8 million at September 30, 2012 to $26.4 million at June 30, 2013.  Net charge-offs during the current nine month period were $1.3 million, of which $378 thousand related to loans that were discharged in a prior fiscal year under Chapter 7 bankruptcy that had to be, in accordance with OCC regulations, evaluated for collateral value loss, even if the loan was current.

Total liabilities increased $43.4 million, from $7.57 billion at September 30, 2012, to $7.62 billion at June 30, 2013 due primarily to an $81.2 million increase in FHLB borrowings and a $77.8 million increase in deposits, partially offset by the maturity of $75.0 million of repurchase agreements between period ends.  Stockholders’ equity decreased $182.0 million, from $1.81 billion at September 30, 2012 to $1.62 billion at June 30, 2013.  The decrease was due primarily to the payment of $136.1 million of dividends and the repurchase of $89.4 million of stock, partially offset by net income of $53.3 million.

Net income for the quarter ended June 30, 2013 was $18.0 million, compared to $18.7 million for the quarter ended June 30, 2012.  The $678 thousand, or 3.6%, decrease in net income was due primarily to a decrease in net interest income and an increase in non-interest expenses, partially offset by a decrease in income tax expense and a negative provision for credit losses during the current quarter.  The net interest margin decreased four basis points, from 2.00% for the prior year quarter to 1.96% for the current quarter, primarily as a result of continued downward pressure on loan and security yields.

Net income for the nine months ended June 30, 2013 was $53.3 million, compared to net income of $56.8 million for the nine months ended June 30, 2012.  The $3.5 million, or 6.2%, decrease in net income was due primarily to a decrease in net interest income and an increase in non-interest expense, partially offset by a decrease in income tax expense and provision for credit losses.  The net interest margin decreased three basis points, from 2.01% for the prior year nine month period to 1.98% for the current nine month period, primarily as a result of a decrease in loan and security yields which more than offset the benefit received from a decrease in the cost of funds between the two periods.

The Bank currently expects to open one new branch in calendar year 2013.  The branch will be located in our Kansas City market area.  Management continues to consider expansion opportunities in all of our market areas.

Effective September 30, 2013, Executive Vice President for Retail Operations, R. Joe Aleshire, will retire from the Bank.  A member of senior management has been identified to assume Mr. Aleshire’s position.

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

Financial Condition

The following table presents selected balance sheet information for the dates presented.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2013	2013	2012	2012	2012
	(Dollars in thousands)
Total assets	$9,239,764	$9,393,718	$9,238,786	$9,378,304	$9,420,614
Cash and cash equivalents	131,287	48,574	105,157	141,705	172,948
AFS securities	1,167,043	1,245,443	1,259,392	1,406,844	1,632,297
HTM securities	1,819,895	1,953,779	1,902,228	1,887,947	2,073,951
Loans receivable, net	5,792,620	5,715,273	5,640,077	5,608,083	5,209,990
Capital stock of FHLB	134,222	130,680	130,784	132,971	131,437
Deposits	4,628,436	4,693,573	4,582,163	4,550,643	4,592,437
Borrowings from FHLB	2,611,480	2,634,465	2,532,493	2,530,322	2,527,903
Repurchase agreements	290,000	315,000	365,000	365,000	365,000
Stockholders’ equity	1,624,502	1,643,007	1,669,951	1,806,458	1,832,858
Equity to total assets at end of period	17.6%	17.5%	18.1%	19.3%	19.5%

Assets.    Total assets decreased $138.5 million, from $9.38 billion at September 30, 2012 to $9.24 billion at June 30, 2013, due primarily to a $307.9 million decrease in the securities portfolio, partially offset by a $184.5 million increase in the loan portfolio.  Of the $307.9 million decrease in the securities portfolio, $60.0 million related to securities held at the holding company level, the proceeds from which were used to pay dividends to stockholders and repurchase stock.  The remaining cash flows from the securities portfolio which were not reinvested in the securities portfolio were used, in part, to fund loan growth as we continued our strategy of expanding our network of correspondent lending relationships.  The net increase in the loan portfolio was due primarily to correspondent one- to four-family loan purchases outpacing principal repayments between periods.

Loans Receivable.    The loans receivable portfolio increased $184.5 million, or at an annualized rate of 4.4%, to $5.79 billion at June 30, 2013, from $5.61 billion at September 30, 2012.  During the nine months ended June 30, 2013, the Bank purchased $395.9 million of one- to four-family loans from correspondent lenders,  originated $361.4 million of one- to four-family loans, and refinanced $251.2 million of Bank customer one- to four-family loans.    As of June 30, 2013, the Bank had 26 active correspondent lending relationships operating in 23 states.

As a portfolio lender focused on delivering outstanding customer service while acquiring quality assets, our borrowers’ ability to repay has always been paramount in our business model.  Although we continue to evaluate the “qualified mortgage” rules issued by the Consumer Financial Protection Bureau, we currently anticipate that the impact to our overall book of business will generally be minimal.

The following table presents characteristics of our loan portfolio at the dates presented.  The weighted average rate of the loan portfolio decreased 29 basis points from 4.15% at September 30, 2012 to 3.86% at June 30, 2013.  The decrease in the weighted average portfolio rate was due primarily to the endorsement and refinancing of loans at current market rates, as well as to the origination and purchase of loans between periods with rates less than the average rate of the existing portfolio.    Within the one- to four-family loan portfolio at June 30, 2013, 69% of the loans had a balance at origination of less than $417 thousand.

	June 30, 2013		September 30, 2012
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$5,587,622	3.82%	$5,392,429	4.10%
Multi-family and commercial	37,834	5.71	48,623	5.64
Construction	73,746	3.81	52,254	4.08
Total real estate loans	5,699,202	3.83	5,493,306	4.11

Consumer Loans:
Home equity	134,919	5.31	149,321	5.42
Other	5,740	4.50	6,529	4.77
Total consumer loans	140,659	5.28	155,850	5.39

Total loans receivable	5,839,861	3.86%	5,649,156	4.15%

Less:
Undisbursed loan funds	34,675		22,874
ACL	9,239		11,100
Discounts/unearned loan fees	22,282		21,468
Premiums/deferred costs	(18,955)		(14,369)
Total loans receivable, net	$5,792,620		$5,608,083

Included in the loan portfolio at June 30, 2013 were $118.9 million,  or 2.1% of the total net loan portfolio, of adjustable-rate mortgage (“ARM”) loans that were originated as interest-only.  Of these interest-only loans, $99.5 million were purchased in bulk loan packages from nationwide lenders, primarily during fiscal year 2005.  Interest-only ARM loans do not typically require principal payments during their initial term, and have initial interest-only terms of either five or 10 years.  The $99.5 million of purchased interest-only ARM loans held at June 30, 2013, had a weighted average credit score of 724 and a weighted average LTV ratio of 71% as of June 30, 2013.  At June 30, 2013, $62.2 million, or 52%, of the interest-only loans were still in their interest-only payment term and $4.5 million, or 17% of non-performing loans, were interest-only ARMs.

The following table presents the balance, percentage of total one- to four-family loans, weighted average credit score, LTV ratio, and average balance per loan for our one- to four-family loans as of the dates presented.  Credit scores are updated at least semiannually, with the last update in March 2013, and obtained from a nationally recognized consumer rating agency.  The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent bank appraisal, if available.  In most cases, the most recent appraisal was obtained at the time of origination.

	June 30, 2013					September 30, 2012
		% of	Credit		Average		% of	Credit		Average
	Balance	Total	Score	LTV	Balance	Balance	Total	Score	LTV	Balance
	(Dollars in thousands)
Originated	$4,014,857	71.8%	763	65%	$126	$4,032,581	74.8%	763	65%	$124
Correspondent purchased	887,462	15.9	762	66	345	575,502	10.7	761	65	326
Bulk purchased	685,303	12.3	748	67	317	784,346	14.5	749	67	316
	$5,587,622	100.0%	761	65%	$152	$5,392,429	100.0%	761	65%	$147

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

	June 30, 2013			March 31, 2013			June 30, 2012
	Amount	Rate	WAL	Amount	Rate	WAL	Amount	Rate	WAL
	(Dollars in thousands)
Fixed-rate one- to four-family:
<= 15 years	$1,140,820	3.59%	4.3	$1,125,356	3.70%	3.5	$1,037,746	4.15%	2.4
> 15 years	3,328,375	4.20	7.4	3,237,793	4.29	5.4	3,122,790	4.64	3.4
All other fixed-rate loans	111,481	5.28	3.8	118,288	5.37	3.3	110,052	6.14	1.5	(1)
Total fixed-rate loans	4,580,676	4.07	6.6	4,481,437	4.17	4.8	4,270,588	4.56	3.1

Adjustable-rate one- to four-family:
<= 36 months	428,973	2.63	3.9	443,269	2.68	3.7	121,113	3.45	3.0
> 36 months	689,454	3.09	4.0	702,034	3.15	3.2	714,191	3.33	2.8
All other adjustable-rate loans	140,758	4.61	0.4	136,315	4.69	0.3	150,911	4.66	1.5	(1)
Total adjustable-rate loans	1,259,185	3.10	3.6	1,281,618	3.15	3.0	986,215	3.55	2.6
Total loans receivable	$5,839,861	3.86%	5.9	$5,763,055	3.94%	4.4	$5,256,803	4.37%	3.0

(1)	The 1.5 years presented at June 30, 2012 is for all other fixed-rate and adjustable-rate loans combined as the individual WAL for each category was not available.

The following tables present the annualized prepayment speeds of our one- to four-family loan portfolio for the quarter ended June 30, 2013, by interest rate tier.  The balances represent unpaid principal balances, excluding charge-offs, and including undispersed loan funds, construction loans and non-performing loans.  The terms presented in the tables below represent the contractual terms for our fixed-rate one-to four-family loans, and current terms to repricing for our adjustable-rate one- to four-family loans.  Loan endorsements and refinances are considered prepayments and therefore are included in the prepayment speeds below.  During the quarter ended June 30, 2013, $2.6 million of adjustable-rate one- to four-family loans were endorsed to fixed-rate loans.  The annualized prepayment speeds are presented with and without endorsements.  Additionally, annualized prepayment speeds for our originated, correspondent purchased and bulk purchased portfolios for the quarter ended June 30, 2013, is also presented below.

	Original Term
	15 years or less			More than 15 years
		Prepayment Speed (annualized)			Prepayment Speed (annualized)
Rate	Principal	Including	Excluding	Principal	Including	Excluding
Range	Balance	Endorsements	Endorsements	Balance	Endorsements	Endorsements
	(Dollars in thousands)
<= 3.50%	$693,296	9.2%	7.9%	$831,722	7.1%	5.8%
3.51 - 3.99%	170,871	34.2	24.5	768,449	12.9	8.1
4.00 - 4.50%	89,609	34.7	23.4	927,027	27.0	15.0
4.51 - 4.99%	74,180	43.3	36.1	163,474	46.8	25.0
5.00 - 5.50%	81,316	26.3	20.9	412,009	42.1	26.1
>= 5.51%	31,554	31.2	30.1	271,595	34.2	21.9
	$1,140,826	19.9%	15.6%	$3,374,276	23.3%	14.1%

Originated	$933,532	19.0%	15.0%	$2,800,276	23.6%	14.6%
Correspondent purchased	185,935	16.8	10.2	533,558	19.8	8.5
Bulk purchased	21,359	75.3	75.3	40,442	45.3	45.3
	$1,140,826	19.9%	15.6%	$3,374,276	23.3%	14.1%

	Current Term to Repricing
	36 months or less			More than 36 months
		Prepayment Speed (annualized)			Prepayment Speed (annualized)
Rate	Principal	Including	Excluding	Principal	Including	Excluding
Range	Balance	Endorsements	Endorsements	Balance	Endorsements	Endorsements
	(Dollars in thousands)
<= 2.50%	$413,174	15.9%	15.9%	$60,235	13.4%	13.4%
2.51 - 2.99%	196,803	19.4	19.1	134,996	15.5	11.9
3.00 - 3.50%	89,227	23.6	22.9	77,455	23.2	18.5
3.51 - 4.49%	36,630	34.4	20.4	20,472	14.0	14.0
>= 4.50%	96,466	32.1	22.2	1,855	91.4	91.4
	$832,300	20.5%	18.5%	$295,013	17.9%	15.0%

Originated	$159,223	30.2%	24.4%	$171,926	13.2%	12.5%
Correspondent purchased	51,005	29.8	21.4	118,541	19.1	14.5
Bulk purchased	622,072	17.2	16.7	4,546	89.8	66.0
	$832,300	20.5%	18.5%	$295,013	17.9%	15.0%

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

	For the Three Months Ended
	June 30, 2013		March 31, 2013		December 31, 2012		September 30, 2012
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$5,763,055	3.94%	$5,687,893	4.04%	$5,649,156	4.15%	$5,256,803	4.37%
Originated and refinanced:
Fixed	182,177	3.35	179,828	3.26	209,873	3.26	220,934	3.51
Adjustable	31,713	3.87	22,676	3.94	39,964	3.58	50,533	3.50
Purchased and participations:
Fixed	132,391	3.36	119,334	3.22	88,763	3.45	90,939	3.62
Adjustable	23,499	2.77	19,145	2.64	21,434	2.70	360,463	2.49
Repayments	(292,110)		(262,865)		(318,332)		(327,972)
Principal charge-offs, net	(33)		(405)		(856)		(677)
Other(1)	(831)		(2,551)		(2,109)		(1,867)
Ending balance	$5,839,861	3.86%	$5,763,055	3.94%	$5,687,893	4.04%	$5,649,156	4.15%

	For the Nine Months Ended
	June 30, 2013		June 30, 2012
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$5,649,156	4.15%	$5,195,876	4.69%
Originated and refinanced:
Fixed	571,878	3.29	471,217	3.78
Adjustable	94,353	3.76	141,262	3.63
Purchased and participations:
Fixed	340,488	3.33	110,532	4.07
Adjustable	64,078	2.71	82,354	3.52
Repayments	(873,307)		(732,352)
Principal charge-offs, net	(1,294)		(5,335)
Other(1)	(5,491)		(6,751)
Ending balance	$5,839,861	3.86%	$5,256,803	4.37%

(1)	“Other” consists of transfers to OREO, endorsement fees advanced and changes in commitments.

The following tables present loan origination, refinance and purchase activities for the periods indicated, excluding endorsement activity.  Loan originations, purchases and refinances are reported together.  During the three and nine months ended June 30, 2013, the Bank endorsed $95.0 million and $470.3 million, respectively, of one-to four-family loans, reducing the average rate on those loans by 116 and 112 basis points, respectively.  The adjustable-rate one- to four-family loans less than or equal to 36 months have a term to first reset of less than or equal to 36 months at origination and adjustable-rate one- to four-family loans greater than 36 months have a term to first reset of greater than 36 months at origination.  Of the $194.2 million of one- to four-family loan originations and refinances during the current quarter,  85% had loan values of $417 thousand or less.  Of the $151.1 million of one- to four-family loans purchased during the current quarter, 28% had loan values of $417 thousand or less.

	For the Three Months Ended
	June 30, 2013			June 30, 2012
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-Rate:	(Dollars in thousands)
One- to four-family:
<= 15 years	$85,584	2.84%	23.2%	$49,624	3.36%	20.5%
> 15 years	227,875	3.53	61.6	135,642	3.95	56.1
Home equity	823	6.01	0.2	570	6.52	0.2
Other	286	9.26	0.1	455	6.57	0.2
Total fixed-rate	314,568	3.36	85.1	186,291	3.81	77.0

Adjustable-Rate:
One- to four-family:
<= 36 months	1,874	2.14	0.5	1,255	2.44	0.5
> 36 months	29,995	2.70	8.1	34,091	2.87	14.1
Multi-family and commercial real estate	4,770	3.40	1.3	--	--	--
Home equity	18,211	4.71	4.9	19,751	4.86	8.2
Other	362	3.02	0.1	427	3.21	0.2
Total adjustable-rate	55,212	3.41	14.9	55,524	3.57	23.0

Total originated, refinanced and purchased	$369,780	3.36%	100.0%	$241,815	3.75%	100.0%

Purchased and participation loans included above:
Fixed-Rate:
Correspondent - one- to four-family	$132,391	3.36%		$34,567	3.94%

Adjustable-Rate:
Correspondent - one- to four-family	18,729	2.62		12,722	3.00
Participations - commercial real estate	4,770	3.40		--	--
Total adjustable-rate purchased/participations	23,499	2.77		12,722	3.00

Total purchased/participation loans	$155,890	3.27%		$47,289	3.69%

	For the Nine Months Ended
	June 30, 2013			June 30, 2012
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-Rate:	(Dollars in thousands)
One- to four-family:
<= 15 years	$303,647	2.81%	28.4%	$221,730	3.41%	27.5%
> 15 years	601,785	3.53	56.2	357,258	4.07	44.4
Multi-family and commercial real estate	4,347	5.09	0.4	--	--	--
Home equity	1,821	6.04	0.2	1,577	6.94	0.2
Other	766	8.83	0.1	1,184	7.11	0.1
Total fixed-rate	912,366	3.31	85.3	581,749	3.84	72.2

Adjustable-Rate:
One- to four-family:
<= 36 months	4,612	2.20	0.4	6,369	2.53	0.8
> 36 months	98,450	2.69	9.2	148,055	3.05	18.4
Multi-family and commercial real estate	4,770	3.40	0.4	13,975	5.00	1.7
Home equity	49,486	4.74	4.6	53,214	4.86	6.6
Other	1,113	3.06	0.1	2,003	3.31	0.3
Total adjustable-rate	158,431	3.34	14.7	223,616	3.59	27.8

Total originated, refinanced and purchased	$1,070,797	3.31%	100.0%	$805,365	3.77%	100.0%

Purchased and participation loans included above:
Fixed-Rate:
Correspondent - one- to four-family	$336,638	3.32%		$110,007	4.08%
Bulk - one- to four-family	--	--		392	3.25
Participations - commercial real estate	3,850	5.00		--	--
Participations - other	--	--		133	2.57
Total fixed-rate purchased/participations	340,488	3.33		110,532	4.07

Adjustable-Rate:
Correspondent - one- to four-family	59,308	2.65		48,511	3.08
Bulk - one- to four-family	--	--		19,868	3.55
Participations - commercial real estate	4,770	3.40		13,975	5.00
Total adjustable-rate purchased/participations	64,078	2.71		82,354	3.52

Total purchased/participation loans	$404,566	3.24%		$192,886	3.84%

The Bank generally prices its first mortgage loan products based on secondary market and competitor pricing.  During the nine months ended June 30, 2013, the average rate offered on the Bank’s 30-year fixed-rate one- to four-family loans, with no points paid by the borrower, was approximately 170 basis points above the average 10-year Treasury rate, while the average rate offered on the Bank’s 15-year fixed-rate one- to four-family loans was approximately 100 basis points above the average 10-year Treasury rate.

The following tables present originated, refinanced, correspondent purchased, and bulk purchased activity in our one- to four-family loan portfolio, excluding endorsement activity, and the corresponding LTV and credit score at the time of origination for the periods presented.

	For the Three Months Ended
	June 30, 2013			June 30, 2012
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$137,297	78%	764	$119,526	77%	767
Refinanced by Bank customers	56,911	67	767	53,797	69	768
Correspondent purchased	151,120	71	764	47,289	69	770
	$345,328	73%	765	$220,612	73%	768

	For the Nine Months Ended
	June 30, 2013			June 30, 2012
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$361,389	76%	764	$334,540	75%	766
Refinanced by Bank customers	251,159	67	767	220,094	68	773
Correspondent purchased	395,946	70	766	158,518	68	769
Bulk purchased	--	--	--	20,260	60	763
	$1,008,494	72%	765	$733,412	71%	769

The following table presents one- to four-family loan originations and correspondent purchases for the top 12 states based on year-to-date volume, excluding endorsement activity, for the periods indicated.

	For the Three Months Ended			For the Nine Months Ended
	June 30, 2013			June 30, 2013
State	Amount	% of Total	Rate	Amount	% of Total	Rate
	(Dollars in thousands)
Kansas	$182,255	52.8%	3.28%	$576,766	57.2%	3.23%
Missouri	75,559	21.9	3.24	238,656	23.7	3.18
Texas	34,048	9.9	3.31	78,105	7.8	3.28
Tennessee	20,507	5.9	3.32	36,272	3.6	3.28
Oklahoma	9,548	2.8	3.39	28,133	2.8	3.29
Alabama	11,129	3.2	3.26	21,616	2.1	3.14
North Carolina	3,326	1.0	3.49	7,060	0.7	3.36
Nebraska	1,510	0.4	3.63	4,491	0.4	3.57
Colorado	1,488	0.4	3.41	3,874	0.4	3.23
Arkansas	759	0.2	3.75	3,097	0.3	3.65
Massachusetts	1,530	0.4	2.78	2,603	0.3	2.90
Maine	544	0.2	3.82	2,320	0.2	3.22
Other states	3,125	0.9	3.04	5,501	0.5	3.11
	$345,328	100.0%	3.28%	$1,008,494	100.0%	3.22%

The following table summarizes our one- to four-family loan origination and correspondent purchase commitments as of June 30, 2013 segregated by loan product, term, and interest rate.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a rate lock fee.  A percentage of the commitments are expected to expire unfunded, so the amounts reflected in the table below are not necessarily indicative of future cash requirements

	Fixed-Rate
	15 years	More than	Adjustable-	Total
	or less	15 years	Rate	Amount	Rate
	(Dollars in thousands)
Originate:
<4.00%	$20,065	$68,304	$10,475	$98,844	3.37%
>=4.00%	441	10,751	--	11,192	4.20
	20,506	79,055	10,475	110,036	3.45

Correspondent:
<4.00%	46,874	84,979	48,441	180,294	3.22
>=4.00%	--	47,754	--	47,754	4.24
	46,874	132,733	48,441	228,048	3.43

Total:
<4.00%	66,939	153,283	58,916	279,138	3.27
>=4.00%	441	58,505	--	58,946	4.23
	$67,380	$211,788	$58,916	$338,084	3.44%
Average Rate	2.96%	3.78%	2.79%

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

Delinquent and non-performing loans and OREO

The following tables present the Company’s 30 to 89 day delinquent loans, non-performing loans, and OREO at the dates indicated.  Non-performing loans are loans that are 90 or more days delinquent or in foreclosure or nonaccrual loans less than 90 days delinquent, which are loans that are required to be reported as nonaccrual pursuant to OCC Call Report requirements, even if the loans are current.  In accordance with OCC Call Report requirements, TDRs that were either nonaccrual at the time of restructuring or did not receive a credit evaluation prior to the restructuring and have not made six consecutive monthly payments per the restructured loan terms must be reported as nonaccrual loans.  Similarly, loans that have been discharged under Chapter 7 bankruptcy proceedings where the borrower has not reaffirmed the debt owed to the lender must be reported as nonaccrual loans, even if the loans are current, until the borrower has made six consecutive monthly payments subsequent to their discharge date.  The balance of loans that are current or 30 to 89 days delinquent but are required by the OCC to be reported as nonaccrual was $7.9 million at June 30, 2013.    At all dates presented, there were no loans 90 or more days delinquent that were still accruing interest.  OREO primarily includes assets acquired in settlement of loans.  Over the past 12 months, OREO properties were owned by the Bank, on average, for approximately five months before the properties were sold.  Non-performing assets include non-performing loans and OREO.

	Loans Delinquent for 30 to 89 Days at:
	June 30,		March 31,		December 31,		September 30,		June 30,
	2013		2013		2012		2012		2012
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	137	$12,838	124	$13,718	156	$15,182	142	$14,178	131	$13,060
Correspondent purchased	4	704	5	1,054	2	243	3	770	7	1,598
Bulk purchased	28	6,012	42	9,190	35	6,622	39	7,695	37	8,463
Consumer Loans:
Home equity	40	869	40	719	42	966	28	521	31	526
Other	13	158	14	104	10	188	16	106	13	128
	222	$20,581	225	$24,785	245	$23,201	228	$23,270	219	$23,775
30 to 89 days delinquent loans
to total loans receivable, net		0.36%		0.43%		0.41%		0.41%		0.46%

	Non-Performing Loans and OREO at:
	June 30,		March 31,		December 31,		September 30,		June 30,
	2013		2013		2012		2012		2012
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	91	$8,017	85	$7,687	83	$7,395	86	$7,885	92	$8,998
Correspondent purchased	4	609	4	642	6	815	5	722	2	328
Bulk purchased	37	9,535	40	9,408	43	10,378	43	10,447	47	11,792
Consumer Loans:
Home equity	21	295	22	393	21	357	19	369	21	505
Other	7	23	5	26	14	76	4	27	5	20
	160	18,479	156	18,156	167	19,021	157	19,450	167	21,643
Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	62	7,578	61	6,893	66	7,246	77	8,815	26	3,744
Correspondent purchased	--	--	1	433	3	657	4	686	2	457
Bulk purchased	2	168	4	711	7	1,450	10	2,405	--	--
Consumer Loans:
Home equity	8	174	7	150	17	342	22	456	--	--
Other	--	--	--	--	1	11	1	12	--	--
	72	7,920	73	8,187	94	9,706	114	12,374	28	4,201
Total non-performing loans	232	26,399	229	26,343	261	28,727	271	31,824	195	25,844

Non-performing loans as a percentage of total loans(2)		0.46%		0.46%		0.51%		0.57%		0.50%

OREO:
One- to four-family:
Originated(3)	34	3,283	51	4,219	51	3,639	59	5,374	69	6,452
Correspondent purchased	3	269	2	173	--	--	1	92	5	1,045
Bulk purchased	4	581	5	830	7	1,188	6	1,172	5	1,007
Consumer Loans:
Home equity	3	66	4	60	2	32	1	9	1	9
Other(4)	1	1,300	1	1,400	1	1,400	1	1,400	1	1,400
	45	5,499	63	6,682	61	6,259	68	8,047	81	9,913
Total non-performing assets	277	$31,898	292	$33,025	322	$34,986	339	$39,871	276	$35,757

Non-performing assets as a percentage of total assets		0.35%		0.35%		0.38%		0.43%		0.38%

(1)

Represents loans required to be reported as nonaccrual by the OCC regardless of delinquency status.  At June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012,  and June 30, 2012, this amount was comprised of $1.1 million, $975 thousand, $1.8 million, $1.2 million and $604 thousand, respectively, of loans that were 30 to 89 days delinquent and are reported as such, and $6.8 million, $7.2 million, $7.9 million, $11.2 million, and $3.6 million, respectively, of loans that were current.

(2)

Excluding loans required to be reported as nonaccrual by the OCC regardless of delinquency status, non-performing loans as a percentage of total loans were 0.32%, 0.32%, 0.34%, 0.35%, and 0.42% at June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, and June 30, 2012, respectively

(3)	Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.
(4)	“Other” OREO represents a single property the Bank purchased for a potential branch site but now intends to sell.

Of the $9.5 million of purchased one- to four-family loans 90 or more days delinquent or in foreclosure as of June 30, 2013, $9.4 million, or 99%, were originated in calendar year 2004 or 2005.  Of the $8.6 million of originated and correspondent one- to four-family loans 90 or more days delinquent or in foreclosure as of June 30, 2013, $7.4 million, or 86%, were originated in calendar year 2007 or earlier.

The following table presents the top 12 states where the properties securing our one- to four-family loans are located and their corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios at June 30, 2013.  The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent bank appraisal, if available.  At June 30, 2013, losses expected to be realized, after taking into consideration anticipated PMI proceeds and the costs to sell the property, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent or
	One- to Four-Family		Days Delinquent		in Foreclosure
State	Balance	% of Total	Balance	% of Total	Balance	% of Total	Average LTV
	(Dollars in thousands)
Kansas	$3,716,868	66.5%	$10,614	54.3%	$7,753	42.7%	75%
Missouri	931,262	16.7	3,293	16.8	1,281	7.1	77
California	329,067	5.9	--	--	--	--	n/a
Texas	114,401	2.1	787	4.0	--	--	n/a
Oklahoma	52,979	0.9	29	0.1	379	2.1	51
Tennessee	49,879	0.9	70	0.4	--	--	n/a
Alabama	42,591	0.8	--	--	--	--	n/a
Illinois	37,636	0.7	--	--	1,316	7.3	73
Nebraska	35,895	0.6	735	3.8	236	1.3	69
Colorado	23,029	0.4	628	3.2	--	--	n/a
Florida	22,900	0.4	370	1.9	1,770	9.7	79
Minnesota	22,522	0.4	306	1.6	96	0.5	92
Other states	208,593	3.7	2,722	13.9	5,330	29.3	77
	$5,587,622	100.0%	$19,554	100.0%	$18,161	100.0%	76%

Troubled Debt Restructurings
For borrowers experiencing financial difficulties, the Bank may grant a concession to the borrower.  Generally, the Bank grants a short-term payment concession to borrowers who are experiencing a temporary cash flow problem.  The most frequently used concession is to reduce the monthly payment amount for a period of 6 to 12 months, often by only requiring payments of interest and escrow during this period.  These restructurings result in an extension of the maturity date of the loan.  For more severe situations requiring long-term solutions, the Bank also offers interest rate reductions to currently-offered rates and more lengthy extensions of the maturity date.  Each such concession is considered a TDR.  The Bank does not forgive principal or interest nor does it commit to lend additional funds, except for the capitalization of delinquent interest and/or escrow balances, not to exceed the original loan balance, to debtors whose terms have been modified in TDRs.

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

At June 30, 2013 and September 30, 2012, the Bank had TDRs with a recorded investment of $50.8 million and $52.0 million, respectively.  Of the $50.8 million of TDRs at June 30, 2013, $39.5 million were originated loans, $2.6 million were correspondent purchased loans, and $8.7 million were bulk purchased loans.  Additionally, of the $50.8 million of TDRs at June 30, 2013, $3.5 million were 30 to 89 days delinquent and $5.3 million were 90 or more days delinquent or in foreclosure.  For additional information regarding our TDRs, see “Note 4 – Loans Receivable and Allowance for Credit Losses.”

The following table presents TDR activity, at recorded investment, during the nine months ended June 30, 2013.  Excluded from the restructuring activity in the table below is $4.9 million of loans that were restructured in the current fiscal year, as well as in a prior fiscal year, and are therefore already presented in the beginning balance.  Of the $4.9 million of loans, $3.3 million related to borrowers that endorsed during the current fiscal year in order to obtain a lower market interest rate.  Additionally, $84 thousand of loans were restructured more than once during the current fiscal year.

	Concession
	Granted	Loan
	by the	Endorsement
	Bank	Program	Total
	(Dollars in thousands)
Beginning balance	$31,687	$20,347	$52,034
Restructurings	10,681	8,941	19,622
Chapter 7 bankruptcy(1)	3,700	--	3,700
TDRs no longer reported as such(2)	(4,782)	(12,802)	(17,584)
Principal repayments/payoffs	(4,874)	(1,467)	(6,341)
Charge-offs	(676)	--	(676)
Ending balance	$35,736	$15,019	$50,755

(1)	These loans have been discharged under Chapter 7 bankruptcy proceedings and the borrower has not reaffirmed the debt owed to the Bank.
(2)	These loans have met certain criteria and are no longer required to be reported as TDRs.

The following table presents the recorded investment of TDRs as of June 30, 2013 by asset classification.

	Concession
	Granted	Loan
	by the	Endorsement
	Bank	Program	Total
	(Dollars in thousands)
Not classified(1)	$2,059	$--	$2,059
Special mention	4,653	14,378	19,031
Substandard	29,024	641	29,665
	$35,736	$15,019	$50,755

(1)

These loans have been discharged under Chapter 7 bankruptcy proceedings but the borrower has made 12 consecutive monthly payments subsequent to their discharge date and therefore the loans are no longer classified per the Bank’s asset classification policies.

Impaired Loans

A loan is reported as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  The following types of loans are reported as impaired loans: all nonaccrual loans, loans classified as substandard, loans partially charged-off, and all TDRs except those that have been restructured to an interest rate equal to or greater than the rate the Bank was willing to accept at the time of the restructuring for a new loan with comparable risk, and have performed under the new terms of the restructuring agreement for at least 12 consecutive months.  The balance of loans reported as impaired at June 30, 2013 and September 30, 2012 was $66.0 million and $70.5 million, respectively.

Allowance for credit losses and provision for credit losses
Management maintains an ACL to absorb inherent losses in the loan portfolio based on ongoing quarterly assessments of the loan portfolio.  Our ACL methodology considers a number of factors including: the trend and composition of our delinquent and non-performing loans, results of foreclosed property and short sale transactions, charge-off trends, the status and trends of the local and national economies, the trends and current conditions of the residential real estate markets, and loan portfolio growth and concentrations.  See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and “Note 1 – Summary of Significant Accounting Policies” for a full discussion of our ACL methodology.  The ACL is maintained through provisions for credit losses which are either charged to or credited to income.    The provision for credit losses is based upon the results of management’s quarterly assessment of the ACL.  During the nine months ended June 30, 2013, the Company recorded a  negative provision for credit losses of $567 thousand in order to maintain the ACL at a level considered appropriate by management.    For additional information regarding the negative provision for credit losses for the nine months ended June 30, 2013, see “Comparison of Operating Results for the Nine Months Ended June 30, 2013 and 2012.”

The following table presents the Company’s allocation of the ACL to each respective loan category at the dates presented.

	At				At
	June 30, 2013				September 30, 2012
		% of ACL		% of		% of ACL		% of
	Amount of	to Total	Total	Loans to	Amount of	to Total	Total	Loans to
	ACL	ACL	Loans	Total Loans	ACL	ACL	Loans	Total Loans
	(Dollars in thousands)
One- to four-family:
Originated	$5,737	62.1%	$4,902,319	83.9%	$6,057	54.5%	$4,608,083	81.6%
Purchased	2,936	31.8	685,303	11.7	4,453	40.1	784,346	13.9
Multi-family and commercial	145	1.5	37,834	0.7	196	1.8	48,623	0.9
Construction	45	0.5	73,746	1.3	40	0.4	52,254	0.9
Consumer:
Home equity	330	3.6	134,919	2.3	301	2.7	149,321	2.6
Other consumer	46	0.5	5,740	0.1	53	0.5	6,529	0.1
	$9,239	100.0%	$5,839,861	100.0%	$11,100	100.0%	$5,649,156	100.0%

The following table presents ACL activity and selected ACL ratios for the periods presented.    In January 2012, management implemented a loan charge-off policy as OCC Call Report requirements do not permit the use of SVAs, which the Bank was previously utilizing for potential loan losses, as permitted by the Bank’s previous regulator.  As a result of the implementation of the charge-off policy change, $3.5 million of SVAs were charged-off during the three months ended March 31, 2012, which are included in the charge-off amounts for the nine months ended June 30, 2012.  These charge-offs did not impact the provision for credit losses, and therefore had no additional income statement impact, as the amounts were expensed in previous periods.  For additional information regarding our ACL activity during fiscal year 2013, see “Note 4 – Loans Receivable and Allowance for Credit Losses.”

	For the Three Months Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
	(Dollars in thousands)
ACL beginning balance	$10,072	$10,477	$11,100	$11,777	$12,559
Charge-offs	(171)	(457)	(866)	(699)	(790)
Recoveries	138	52	10	22	8
Provision for credit losses	(800)	--	233	--	--
ACL ending balance	$9,239	$10,072	$10,477	$11,100	$11,777

ACL as a percentage of total loans	0.16%	0.18%	0.19%	0.20%	0.23%
ACL as a percentage of non-performing loans	35.00	38.23	36.47	34.88	45.57
Ratio of net charge-offs during the period to
average loans outstanding during the period	--	0.01	0.02	0.01	0.01
Ratio of net charge-offs during the period to
average non-performing assets during the period	0.10	1.19	2.29	1.79	2.01

	For the Nine Months Ended
	June 30, 2013	June 30, 2012
	(Dollars in thousands)
ACL beginning balance	$11,100	$15,465
Charge-offs	(1,494)	(5,736)
Recoveries	200	8
Provision for credit losses	(567)	2,040
ACL ending balance	$9,239	$11,777

Ratio of net charge-offs during the period to
average loans outstanding during the period	0.02%	0.11%
Ratio of net charge-offs during the period to
average non-performing assets during the period	3.61	15.57
ACL to net charge-offs (annualized)	5.4x	1.5x	(1)

(1)

Excluding the $3.5 million of SVAs that were charged off during the March 31, 2012 quarter as a result of the implementation of the charge-off policy, ACL to net charge-offs (annualized) would have been 4.0x for the nine month period ended June 30, 2012.

Securities.    The following table presents the distribution of our MBS and investment securities portfolios, at amortized cost, at the dates indicated.  Included in the $907.4 million of fixed-rate GSE debentures at September 30, 2012 was $60.0 million of securities held at the holding company level.  The holding company securities matured during the December 31, 2012 quarter.  Overall, fixed-rate securities comprised 79% of these portfolios at June 30, 2013.  The WAL is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied.  The increase in the WAL between September 30, 2012 and June 30, 2013 was due primarily to an increase in market interest rates between periods, which resulted in a decrease in projected call assumptions on GSE debentures.  The decrease in the yield between September 30, 2012 and June 30, 2013 was due primarily to the purchase of securities with yields less than the average yield on the existing portfolio. Yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	June 30, 2013			March 31, 2013			September 30, 2012
	Balance	Yield	WAL	Balance	Yield	WAL	Balance	Yield	WAL
	(Dollars in thousands)
Fixed-rate securities:
MBS	$1,527,402	2.40%	3.2	$1,650,657	2.41%	3.1	$1,505,480	2.85%	3.1
GSE debentures	774,171	1.05	3.2	794,920	1.05	2.3	907,386	1.14	0.8
Municipal bonds	40,476	2.92	1.6	41,134	2.90	1.8	47,769	2.94	2.0
Total fixed-rate securities	2,342,049	1.96	3.2	2,486,711	1.98	2.8	2,460,635	2.22	2.2

Adjustable-rate securities:
MBS	630,602	2.37	4.5	681,095	2.55	4.9	792,325	2.65	5.8
Trust preferred securities	2,607	1.53	24.0	2,830	1.54	24.2	2,912	1.65	24.7
Total adjustable-rate securities	633,209	2.37	4.6	683,925	2.55	5.0	795,237	2.64	5.9
Total securities portfolio	$2,975,258	2.05%	3.5	$3,170,636	2.11%	3.3	$3,255,872	2.33%	3.1

Mortgage-Backed Securities.  The balance of MBS, which primarily consists of securities of U.S. GSEs, decreased $153.4 million from $2.33 billion at September 30, 2012 to $2.18 billion at June 30, 2013.  Repayments from the MBS portfolio not reinvested in the portfolio were used largely to fund loan growth as we continued our strategy of expanding our network of correspondent lending relationships.  The following tables provide a summary of the activity in our portfolio of MBS for the periods presented.  The yields and WALs for purchases are presented as recorded at the time of purchase.  The yields for the beginning balances are as of the last day of the period previous to the period presented and the yield for the ending balances are as of the last day of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented.  The yield of the MBS portfolio decreased from September 30, 2012 to June 30, 2013 primarily as a result of purchases of securities at market rates which resulted in average yields lower than that of the existing portfolios.    The beginning and ending WAL is the estimated remaining maturity (in years) after three-month historical prepayment speeds have been applied.  The net balance of premiums/(discounts) on our portfolio of MBS was $21.5 million at June 30, 2013.

	For the Three Months Ended
	June 30, 2013			March 31, 2013			December 31, 2012			September 30, 2012
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$2,358,095	2.45%	3.6	$2,324,187	2.61%	3.7	$2,332,942	2.78%	4.0	$2,510,659	2.86%	4.6
Maturities and repayments	(171,699)			(187,308)			(194,769)			(175,776)
Net amortization of premiums/(discounts)	(2,049)			(2,124)			(2,124)			(1,875)
Purchases:
Fixed	--	--	--	227,310	1.24	4.0	192,962	1.23	3.9	--	--	--
Change in valuation on AFS securities	(4,808)			(3,970)			(4,824)			(66)
Ending balance - carrying value	$2,179,539	2.39%	3.6	$2,358,095	2.45%	3.6	$2,324,187	2.61%	3.7	$2,332,942	2.78%	4.0

	For the Nine Months Ended
	June 30, 2013			June 30, 2012
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$2,332,942	2.78%	4.0	$2,412,076	3.26%	5.3
Maturities and repayments	(553,776)			(447,421)
Net amortization of premiums/(discounts)	(6,297)			(4,682)
Purchases:
Fixed	420,272	1.24	3.9	481,489	1.93	4.4
Adjustable	--	--	--	75,754	1.84	5.7
Change in valuation on AFS securities	(13,602)			(6,557)
Ending balance - carrying value	$2,179,539	2.39%	3.6	$2,510,659	2.86%	4.6

The following table presents our fixed-rate MBS portfolio, at amortized cost, based on the underlying weighted average loan rate, the annualized prepayment speeds for the quarter ended June 30, 2013, and the net premium/discount by interest rate tier.  Our fixed-rate MBS portfolio is somewhat less sensitive than our fixed-rate one- to four-family loan portfolio to repricing risk due to external refinancing barriers such as unemployment, income changes, and decreases in property values, which are generally more pronounced outside of our local market areas.  However, we are unable to control the interest rates and/or governmental programs that could impact the loans in our fixed-rate MBS portfolio, and are therefore more likely to experience reinvestment risk due to principal prepayments.  Additionally, prepayments impact the amortization/accretion of premiums/discounts on our MBS portfolio.  As prepayments increase, the related premiums/discounts are amortized/accreted at a faster rate.  The amortization of premiums decreases interest income while the accretion of discounts increases interest income.  As noted in the table below, the fixed-rate MBS portfolio had a net premium of $19.1 million as of June 30, 2013.  Given that the weighted average coupon on the underlying loans in this portfolio is above current market rates, the Bank could experience an increase in the premium amortization should prepayment speeds increase significantly, potentially reducing future interest income.

	Original Term
	15 years or less		More than 15 years
		Prepayment		Prepayment		Net
	Amortized	Speed	Amortized	Speed		Premium/
Rate Range	Cost	(annualized)	Cost	(annualized)	Total	(Discount)
	(Dollars in thousands)
< =3.50%	$660,661	10.1%	$--	--%	$660,661	$14,004
3.51 - 3.99%	444,759	21.2	29,067	21.0	473,826	3,256
4.00 - 4.50%	100,538	26.1	30,568	20.1	131,106	2,021
4.51 - 4.99%	116,332	25.7	3,154	29.2	119,486	(279)
5.00 - 5.50%	56,468	29.9	1,121	32.0	57,589	(14)
5.51 - 5.99%	38,166	28.3	21,334	39.1	59,500	9
>=6.00%	6,885	25.0	18,349	28.8	25,234	97
	$1,423,809	17.3%	$103,593	26.2%	$1,527,402	$19,094

Average rate	3.64%		4.88%		3.72%
Average remaining
contractual term (years)	10.7		17.0		11.1

Investment Securities.  Investment securities, which consist of U.S. GSE debentures (primarily issued by FNMA, FHLMC, or FHLB) and municipal investments, decreased $154.4 million,  from $961.8 million at September 30, 2012 to $807.4 million at June 30, 2013.  Of the $154.4 million decrease between the two periods, $60.0 million related to securities held at the holding company level.  The remaining cash flows not reinvested in the portfolio were used primarily to fund loan growth.  The following tables provide a summary of the activity of investment securities for the periods presented.  The yields and WALs for purchases are presented as recorded at the time of purchase.    The yields for the beginning balances are as of the last day of the period previous to the period presented and the yields for the ending balances are as of the last day of the period presented.  The decrease in the yield at June 30, 2013 compared to September 30, 2012 was due primarily to the purchase of investment securities during the current fiscal year,  which generally had yields lower than the overall portfolio yield.  The beginning and ending WALs represent the estimated remaining maturity (in years) of the securities after projected call dates have been considered, based upon market rates at each date presented.  The increase in the WAL between September 30, 2012 and June 30, 2013 was due primarily to an increase in market rates between periods, which resulted in a decrease in projected call assumptions.  Of the $408.7 million of fixed-rate investment securities purchased during the nine months ended June 30, 2013, $408.5 million are callable.

	For the Three Months Ended
	June 30, 2013			March 31, 2013			December 31, 2012			September 30, 2012
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$841,127	1.14%	2.3	$837,433	1.20%	1.7	$961,849	1.23%	1.0	$1,195,589	1.23%	0.9
Maturities and calls	(50,864)			(171,009)			(327,323)			(309,012)
Net amortization of premiums/(discounts)	(76)			(97)			(170)			(331)
Purchases:
Fixed	29,310	1.48	4.8	175,045	0.91	2.5	204,371	1.01	1.4	75,190	0.80	2.2
Change in valuation of AFS securities	(12,098)			(245)			(1,294)			413
Ending balance - carrying value	$807,399	1.14%	3.2	$841,127	1.14%	2.3	$837,433	1.20%	1.7	$961,849	1.23%	1.0

	For the Nine Months Ended
	June 30, 2013			June 30, 2012
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$961,849	1.23%	1.0	$1,444,480	1.17%	1.0
Maturities and calls	(549,196)			(865,447)
Net amortization of premiums/(discounts)	(343)			(1,774)
Purchases:
Fixed	408,726	1.00	2.1	616,111	1.13	2.8
Change in valuation of AFS securities	(13,637)			2,219
Ending balance - carrying value	$807,399	1.14%	3.2	$1,195,589	1.23%	0.9

Liabilities.    Total liabilities increased $43.4 million, from $7.57 billion at September 30, 2012, to $7.62 billion at June 30, 2013 due primarily to an $81.2 million increase in FHLB borrowings and a $77.8 million increase in deposits, partially offset by the maturity of $75.0 million of repurchase agreements between period ends.  The matured repurchase agreements were replaced by FHLB borrowings.  The increase in the deposit portfolio was due primarily to a $58.0 million increase in the checking portfolio, a $28.7 million increase in the money market portfolio, and a $21.2 million increase in the savings portfolio, partially offset by a $30.1 million decrease in the certificate of deposit portfolio.  The decrease in the certificate of deposit portfolio was due to retail deposits, partially offset by an increase in wholesale deposits, specifically public unit deposits.  The decrease in the retail certificate of deposit portfolio was due primarily to certificates with terms of 30 months or less, while the balance of certificates with terms 36 to 60 months increased.

Deposits – Deposits increased $77.8 million between September 30, 2012 and June 30, 2013, due to growth in the checking, money market, and savings portfolios.  If interest rates were to rise, it is possible that our customers may move the funds in those accounts to higher yielding deposit products within the Bank or withdraw their funds to invest in higher yielding investments outside of the Bank.

The following table presents the amount, average rate and percentage of total deposits for checking, savings, money market and certificates (including public units and brokered deposits) at the dates presented.

	June 30, 2013			March 31, 2013			September 30, 2012
		Average	% of		Average	% of		Average	% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Checking	$664,455	0.04%	14.4%	$688,354	0.04%	14.7%	$606,504	0.04%	13.3%
Savings	282,168	0.10	6.1	281,219	0.10	6.0	260,933	0.11	5.8
Money market	1,139,687	0.19	24.6	1,156,404	0.19	24.6	1,110,962	0.25	24.4
Retail certificates of deposit	2,241,774	1.34	48.4	2,287,360	1.40	48.7	2,295,941	1.49	50.4
Public units/brokered deposits	300,352	0.79	6.5	280,236	0.96	6.0	276,303	0.98	6.1
	$4,628,436	0.76%	100.0%	$4,693,573	0.80%	100.0%	$4,550,643	0.89%	100.0%

At June 30, 2013, $63.7 million of certificates were brokered deposits compared to $83.7 million at September 30, 2012.    The $63.7 million of brokered deposits at June 30, 2013 had a weighted average rate of 2.70% and a remaining term to maturity of 1.5 years.  The Bank monitors the cost of brokered deposits and considers them as a potential source of funding, provided that investment opportunities are balanced with the funding cost. At June 30, 2013, $236.7 million of certificates were public unit deposits compared to $192.6 million of public unit deposits at September 30, 2012.  The $236.7 million of public unit deposits at June 30, 2013 had a weighted average rate of 0.27% and an average remaining term to maturity of 10 months.  Management will continue to monitor the wholesale deposit market for attractive opportunities relative to the use of proceeds for investments.

The following tables set forth scheduled maturity information for our certificate of deposit portfolio (including public units and brokered deposits) at June 30, 2013.

	Amount Due
		More than	More than
	1 year	1 year to	2 years to	More than	Total
Rate range	or less	2 years	3 years	3 years	Amount	Rate
	(Dollars in thousands)
0.00 – 0.99%	$843,409	$217,069	$44,838	$25,623	$1,130,939	0.49%
1.00 – 1.99%	93,303	239,316	220,060	258,114	810,793	1.41
2.00 – 2.99%	203,827	259,529	95,764	9,372	568,492	2.53
3.00 – 3.99%	11,804	18,738	121	402	31,065	3.13
4.00 – 4.99%	464	207	166	--	837	4.40
	$1,152,807	$734,859	$360,949	$293,511	$2,542,126	1.27%

Percent of total	45.3%	28.9%	14.2%	11.6%
Weighted average rate	0.93	1.57	1.60	1.48
Weighted average maturity (in years)	0.4	1.5	2.5	3.8	1.4
Weighted average maturity for the retail certificate of deposit portfolio (in years)					1.5

	Maturity
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)
Retail certificates of deposit less than $100,000	$230,746	$157,157	$328,020	$849,651	$1,565,574
Retail certificates of deposit of $100,000 or more	94,949	60,666	102,110	418,475	676,200
Public units/brokered deposits less than $100,000	--	--	21,812	41,878	63,690
Public units of $100,000 or more	102,661	33,174	21,512	79,315	236,662
Total certificates of deposit	$428,356	$250,997	$473,454	$1,389,319	$2,542,126

Borrowings  – The following tables present FHLB advances, at par, and repurchase agreement activity for the periods shown.  Line of credit activity is excluded from the following table due to the short-term nature of the borrowings.  The weighted average maturity (“WAM”) is the remaining weighted average contractual term in years.  The beginning and ending WAMs represent the remaining maturity at each date presented.  For new borrowings, the WAMs presented are as of the date of issue.  The effective rate includes the net impact of the amortization of deferred prepayment penalties resulting from the prepayment of certain FHLB advances and deferred gains related to interest rate swaps previously terminated.  Rates on new borrowings are fixed-rate.    Subsequent to June 30, 2013, the $100.0 million FHLB line of credit was replaced with a $100.0 million repurchase agreement with a term of 84 months at a rate of 2.53%, and $45.0 million of repurchase agreements, at rate of 4.31%, matured and were not replaced.  Following the preceding activity, the effective rate on our FHLB advances was 2.67% and the effective rate on our repurchase agreements was 3.47%, for a blended effective rate of 2.76%.

	For the Three Months Ended
	June 30, 2013			March 31, 2013			December 31, 2012			September 30, 2012
		Effective			Effective			Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,965,000	2.92%	2.5	$2,915,000	2.99%	2.6	$2,915,000	3.13%	2.7	$2,915,000	3.25%	2.8
Maturities and prepayments:
FHLB advances	(225,000)	3.86		--	--		(100,000)	4.85		(100,000)	4.27
Repurchase agreements	(25,000)	3.33		(50,000)	3.48		--	--		--	--	--
New borrowings:
FHLB advances	100,000	1.61	7.0	100,000	1.29	6.0	100,000	0.78	4.0	100,000	0.83	4.0
Ending balance	$2,815,000	2.80%	2.7	$2,965,000	2.92%	2.5	$2,915,000	2.99%	2.6	$2,915,000	3.13%	2.7

	For the Nine Months Ended
	June 30, 2013			June 30, 2012
		Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,915,000	3.13%	2.7	$2,915,000	3.76%	3.0
Maturities and prepayments:
FHLB advances	(325,000)	4.17		(450,000)	3.38
Repurchase agreements	(75,000)	3.43		(150,000)	4.41
New borrowings:
FHLB advances	300,000	1.23	5.7	600,000	1.15	3.2
Ending balance	$2,815,000	2.80%	2.7	$2,915,000	3.25%	2.8

The following table presents the maturity of FHLB advances, at par, and repurchase agreements as of June 30, 2013.  Management will continue to monitor the Bank’s investment opportunities and balance those opportunities with the cost of FHLB advances and other funding sources.

			Weighted	Weighted
	FHLB	Repurchase	Average	Average
Maturity by	Advances	Agreements	Contractual	Effective
Fiscal year	Amount	Amount	Rate	Rate(1)
	(Dollars in thousands)
2013	$--	$70,000	4.23%	4.23%
2014	450,000	100,000	3.33	3.95
2015	600,000	20,000	1.73	1.95
2016	575,000	--	2.29	2.91
2017	500,000	--	2.69	2.72
2018	200,000	100,000	2.90	2.90
2019	100,000	--	1.29	1.29
2020	100,000	--	1.61	1.61
	$2,525,000	$290,000	2.50%	2.80%

(1)

The effective rate includes the net impact of the amortization of deferred prepayment penalties resulting from the prepayment of certain FHLB advances and deferred gains related to terminated interest rate swaps.

Maturities – The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of borrowings and certificates of deposit, split between retail and public unit/brokered deposits, for the next four quarters as of June 30, 2013.  Not included in the table below is $100.0 million of borrowings outstanding on the FHLB line of credit at June 30, 2013, as management evaluated borrowing options and related strategies.  The rate on the FHLB line of credit was 0.18% at June 30, 2013.    Subsequent to June 30, 2013, the $100.0 million FHLB line of credit was replaced with a $100.0 million repurchase agreement with a term of 84 months at a rate of 2.53%.

		Weighted		Weighted	Public Unit/	Weighted		Weighted
		Average	Retail	Average	Brokered	Average		Average
Maturity by	Borrowings	Repricing	Certificate	Repricing	Deposit	Repricing		Repricing
Quarter End	Amount	Rate	Amount	Rate	Amount	Rate	Total	Rate
	(Dollars in thousands)
September 30, 2013	$70,000	4.23%	$325,695	1.17%	$102,661	0.13%	$498,356	1.39%
December 31, 2013	150,000	3.16	217,823	0.86	33,174	0.30	400,997	1.67
March 31, 2014	200,000	5.01	212,028	1.07	11,510	0.25	423,538	2.91
June 30, 2014	100,000	2.80	218,102	0.92	31,814	1.69	349,916	1.53
	$520,000	3.94%	$973,648	1.02%	$179,159	0.45%	$1,672,807	1.87%

Stockholders’ Equity.  Stockholders’ equity decreased $182.0 million, from $1.81 billion at September 30, 2012 to $1.62 billion at June 30, 2013.  The decrease was due primarily to the payment of $136.1 million of dividends and the repurchase of $89.4 million of stock, partially offset by net income of $53.3 million.    Additionally, AOCI decreased $16.9 million from September 30, 2012 to June 30, 2013 due to a decrease in unrealized gains on AFS securities as a result of the recent increase in market yields.

The $136.1 million of dividends paid during the current nine month period consisted of a $0.52 per share, or $76.5 million, True Blue® dividend, an $0.18 per share, or $26.6 million, special year-end dividend related to fiscal year 2012 earnings per the Company’s dividend policy, and three regular quarterly dividends of $0.075 per share each quarter, totaling $0.225 per share, or $33.0 million.  On July 17, 2013, the Company declared a regular quarterly cash dividend of $0.075 per share, or approximately $10.7 million, payable on August 16, 2013 to stockholders of record as of the close of business on August 2, 2013.  Dividend payments depend upon a number of factors including the Company’s financial condition and results of operations, the Bank’s regulatory capital requirements, regulatory limitations on the Bank’s ability to make capital distributions to the Company, and the amount of cash at the holding company.    At June 30, 2013, Capitol Federal Financial, Inc., at the holding company level, had $195.6 million on deposit at the Bank.

In December 2011, the Company announced that its Board of Directors approved the repurchase of up to $193.0 million of the Company’s common stock.  The Company began repurchasing common stock during the second quarter of fiscal year 2012 and completed the plan during the second quarter of fiscal year 2013, having repurchased 16,360,654 shares at an average price of $11.80 per share.  In November 2012, the Company announced its Board of Directors approved a new $175.0 million stock repurchase program, which has no expiration date, to commence upon the completion of the aforementioned $193.0 million repurchase plan.  As of June 30, 2013, 3,826,644 shares had been repurchased under the new plan at an average price of $11.85 per share, at a total cost of $45.4 million. There were no shares repurchased subsequent to June 30, 2013 through the date of this filing.

The following table presents quarterly dividends paid in calendar years 2013, 2012, and 2011.  For the quarter ending June 30, 2013, the table below does not present the actual dividend payout, but rather management’s estimate of the dividend payout as of July 24, 2013, based on the number of shares outstanding on that date and the dividend declared on July 17, 2013 of $0.075 per share.

	Calendar Year
	2013	2012	2011
	(Dollars in thousands)
Quarter ended March 31
Total dividends paid	$11,023	$12,145	$12,105
Quarter ended June 30
Total dividends paid	10,796	11,883	12,105
Quarter ended September 30
Total dividends paid	10,712	11,402	12,106
Quarter ended December 31
Total dividends paid	--	11,223	12,145
True Blue dividend 2012/Welcome dividend 2011
Total dividends paid	--	76,494	96,838
Special year-end dividend
Total dividends paid	--	26,585	16,193
Calendar year-to-date dividends paid	$32,531	$149,732	$161,492

Operating Results

The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2013	2013	2012	2012	2012
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$56,627	$56,936	$58,467	$58,218	$57,547
MBS	13,419	14,446	15,183	16,470	18,144
Investment securities	2,439	2,457	2,865	3,409	3,783
Other interest and dividend income	1,190	1,141	1,161	1,208	1,171
Total interest and dividend income	73,675	74,980	77,676	79,305	80,645

Interest expense:
FHLB borrowings	17,377	17,909	18,628	19,403	19,859
Deposits	9,009	9,344	9,849	10,480	11,068
Repurchase agreements	2,885	3,407	3,569	3,569	3,530
Total interest expense	29,271	30,660	32,046	33,452	34,457

Net interest income	44,404	44,320	45,630	45,853	46,188

Provision for credit losses	(800)	--	233	--	--

Net interest income
(after provision for credit losses)	45,204	44,320	45,397	45,853	46,188

Non-interest income	5,821	5,944	5,768	5,829	6,080
Non-interest expense	23,602	23,217	24,741	24,134	22,905
Income tax expense	9,428	9,332	8,861	9,812	10,690
Net income	$17,995	$17,715	$17,563	$17,736	$18,673

Efficiency ratio (1)	46.99%	46.19%	48.14%	46.70%	43.82%

Basic earnings per share	$0.13	$0.12	$0.12	$0.11	$0.12
Diluted earnings per share	0.13	0.12	0.12	0.11	0.12

(1)	The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income.

Comparison of Operating Results for the Nine Months Ended June 30, 2013 and 2012

For the nine month period ended June 30, 2013, the Company recognized net income of $53.3 million, compared to net income of $56.8 million for the nine month period ended June 30, 2012.  The $3.5 million, or 6.2%, decrease in net income was due primarily to a decrease in net interest income and an increase in non-interest expense, partially offset by a decrease in income tax expense and provision for credit losses.

Interest and Dividend Income
The weighted average yield on total interest-earning assets decreased 26 basis points from the prior year nine month period to 3.34% for the current nine month period and the average balance of interest-earning assets decreased $160.2 million from the prior year nine month period.  The decrease in the weighted average balance between the two periods was primarily in the lower yielding securities portfolio, while the average balance of the higher yielding loan portfolio increased.  Repayments, calls and maturities from the securities portfolio not reinvested in the portfolio were used largely to fund loan growth, pay dividends to stockholders, and repurchase stock.

The following table presents the components of interest and dividend income for the time periods presented, along with the change in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2013	2012	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$172,030	$178,007	$(5,977)	(3.4)%
MBS	43,048	54,686	(11,638)	(21.3)
Investment securities	7,761	12,535	(4,774)	(38.1)
Capital stock of FHLB	3,384	3,313	71	2.1
Cash and cash equivalents	108	205	(97)	(47.3)
Total interest and dividend income	$226,331	$248,746	$(22,415)	(9.0)%

The decrease in interest income on loans receivable was due to a decrease in the weighted average yield of the portfolio, partially offset by an increase in the average balance of the portfolio.  The average yield on the loans receivable portfolio decreased 52 basis points, from 4.55% for the prior year nine month period to 4.03% for the current nine month period.  The decrease in the weighted average yield was due to the continued downward repricing of the existing portfolio resulting primarily from endorsements and refinances, as well as to the origination and purchase of loans at rates less than the weighted average rate of the existing portfolio.  The $476.6 million increase in the average balance of the portfolio was primarily a result of loan purchases between periods.

The decrease in interest income on MBS was due primarily to a 47 basis point decrease in the weighted average yield of the portfolio, from 2.96% during the prior year nine month period to 2.49% for the current nine month period, and partially to a $158.9 million decrease in the average balance between the two periods.  The decrease in the average yield was due primarily to purchases of MBS between periods with yields less than the average yield on the existing portfolio.  The cash flows from MBS that were not reinvested in the portfolio were invested into higher yielding loans.

The decrease in interest income on investment securities was due primarily to a $432.3 million decrease in the average balance of the portfolio, of which $220.2 million related to securities held at the holding company level.  The cash flows from calls and maturities of investment securities that were not reinvested into the portfolio were used largely to fund loan activity, pay dividends to stockholders, and repurchase stock.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities decreased 33 basis points from the prior year nine month period to 1.64% for the current nine month period and the average balance of interest-bearing liabilities increased $68.2 million from the prior year nine month period.  The increase in the average balance of interest-bearing liabilities was largely in lower rate deposit products while the average balance of certificates of deposit decreased between the two periods.

The following table presents the components of interest expense for the time periods presented, along with the change in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2013	2012	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB borrowings	$53,914	$62,641	$(8,727)	(13.9)%
Deposits	28,202	35,690	(7,488)	(21.0)
Repurchase agreements	9,861	11,387	(1,526)	(13.4)
Total interest expense	$91,977	$109,718	$(17,741)	(16.2)%

The decrease in interest expense on FHLB borrowings was due to a decrease in the weighted average rate paid on the portfolio.  The weighted average rate paid on FHLB borrowings decreased 54 basis points, from 3.35% for the prior year nine month period to 2.81% for the current nine month period.  The decrease in the average rate paid was due primarily to the renewal of maturing advances between periods to lower rates.

The decrease in interest expense on deposits was due primarily to a 23 basis point reduction in the weighted average rate paid on the portfolio to 0.82% for the current nine month period.   The decrease in the weighted average rate paid on the deposit portfolio was due primarily to a decrease in the weighted average rate paid on the certificate of deposit and money market portfolios as the portfolios continued to reprice to lower rates.  The weighted average rate paid on the certificate of deposit portfolio decreased 29 basis points, from 1.65% for the prior year nine month period to 1.36% for the current nine month period.  The weighted average rate paid on the money market portfolio decreased 12 basis points, from 0.33% for the prior year nine month period to 0.21% for the current nine month period.

The decrease in interest expense on repurchase agreements was due primarily to a $51.2 million decrease in the average balance between periods as a result of maturing agreements not being renewed; rather, the agreements were replaced with FHLB borrowings.

Net Interest Margin
The net interest margin, which is calculated as the difference between interest income and interest expense divided by average interest-earning assets, decreased three basis points, from 2.01% for the prior year nine month period to 1.98% for the current nine month period.  Decreases in the cost of funds and a shift in the mix of interest-earning assets from relatively lower yielding securities to higher yielding loans tempered the decrease in the net interest margin, but were not enough to fully offset the impact of decreasing asset yields.

Provision for Credit Losses
The Bank recorded a negative provision for credit losses during the current nine month period of $567 thousand, compared to a $2.0 million provision for credit losses for the prior year nine month period.  The change between periods was a result of the improvement in the performance of our loan portfolio, as evidenced by the decline in net charge-offs, loans 30 to 89 days delinquent, and loans 90 or more days delinquent or in foreclosure.  Net charge-offs during the current nine month period were $1.3 million, of which $378 thousand related to loans that were discharged in a prior fiscal year under Chapter 7 bankruptcy that must be, in accordance with OCC regulations, evaluated for collateral value loss, even if they are current.  Net charge-offs during the prior year nine month period were $5.7 million, of which $3.5 million was related to the implementation of a loan charge-off policy during January 2012.  OCC Call Report requirements do not permit the use of SVAs, which the Bank was previously utilizing for potential loan losses, as permitted by the Bank’s previous regulator.  Loans 30 to 89 days delinquent decreased $3.2 million, or 13.4%, from $23.8 million at June 30, 2012 to $20.6 million at June 30, 2013.  Loans 90 or more days delinquent or in foreclosure decreased $3.1 million, or 14.6%, from $21.6 million at June 30, 2012 to $18.5 million at June 30, 2013.

Non-Interest Income

The following table presents the components of non-interest income for the time periods presented, along with the change in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2013	2012	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$11,369	$11,958	$(589)	(4.9)%
Insurance commissions	2,337	2,213	124	5.6
Loan fees	1,312	1,634	(322)	(19.7)
BOLI	1,120	1,133	(13)	(1.1)
Other non-interest income	1,395	1,466	(71)	(4.8)
Total non-interest income	$17,533	$18,404	$(871)	(4.7)%

The decrease in retail fees and charges was primarily a result of changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act that reduced debit card interchange fees and established limits to fees for overdrafts of debit card transactions.  The decrease in loan fees was due primarily to a decrease in servicing fees received from sold loans as a result of a decrease in our sold loan portfolio.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2013	2012	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$36,473	$32,690	$3,783	11.6%
Occupancy	7,136	6,339	797	12.6
Information technology and communications	6,723	5,588	1,135	20.3
Regulatory and outside services	4,435	3,696	739	20.0
Deposit and loan transaction costs	4,207	3,862	345	8.9
Federal insurance premium	3,337	3,309	28	0.8
Advertising and promotional	3,222	2,674	548	20.5
Other non-interest expense	6,027	8,783	(2,756)	(31.4)
Total non-interest expense	$71,560	$66,941	$4,619	6.9%

The increase in salaries and employee benefits expense was due primarily to compensation expense on unallocated ESOP shares related to the $0.52 True Blue® dividend paid in December 2012, along with stock option and restricted stock grants in May 2012 and September 2012.  The increase in information technology and communications expense was primarily related to maintenance and licensing expenses.  The increase in occupancy expense was due largely to an increase in depreciation expense associated with the remodel of our home office.  The increase in regulatory and outside services was due largely to the timing of fees paid for our external audit and an increase in fees associated with tax preparation services and professional services. The increase in advertising and promotional expense was due primarily to an increase in media campaigns that were delayed until the current fiscal year.  The decrease in other non-interest expenses was due primarily to a decrease in OREO operations expense, a recovery of valuation allowance expense on the mortgage-servicing rights asset compared to an impairment expense in the prior year, and a decrease in office supplies and related expenses.

We currently anticipate the following increases in non-interest expenses during the full fiscal year 2013, as compared to the full fiscal year 2012:  (1) a $4.8 million increase in salaries and employee benefits due primarily to an estimated $2.7 million in compensation expense on unallocated ESOP shares as a result of the True Blue® and special year-end dividends paid and $1.4 million resulting from a full year’s impact of equity plan awards made in May 2012 and September 2012; (2) a $2.6 million increase in information technology and communications expense and occupancy expense as a result of an increase in licensing and maintenance expenses related to upgrades to our information technology infrastructure and an increase in depreciation expense associated with the remodel of our home office; and (3) a $1.1 million increase in advertising expense, which is due primarily to media campaigns that were delayed until fiscal year 2013.  We currently anticipate that the preceding increases in non-interest expenses will be partially offset by an estimated $2.5 million decrease in other non-interest expenses due primarily to a decrease in OREO operations expense and recoveries of valuation allowance expenses on the mortgage-servicing rights asset.

We currently anticipate salaries and benefits expense will decrease by an estimated $7.5 million in fiscal year 2014 as compared to fiscal year 2013 due to ESOP related expenses.  This is primarily because the final allocation of ESOP shares acquired in our initial public offering in March 1999 will be made on September 30, 2013.  In fiscal year 2014, the only ESOP shares to be allocated will be the shares acquired in the Company’s corporate reorganization in December 2010.  As ESOP shares are committed to be allocated to participant accounts, the Company records ESOP compensation expense based on the average market price of the Company’s stock during the quarter.  This reduction in the number of ESOP shares allocated to participant accounts is anticipated to reduce ESOP compensation expense by approximately $4.5 million in fiscal year 2014 as compared to fiscal year 2013.  Additionally, we currently do not anticipate additional compensation expense from dividends paid on unallocated ESOP shares in fiscal year 2014, unlike fiscal year 2013, which was primarily a result of the $0.52 True Blue® dividend paid in December 2012.  We estimate this will reduce ESOP expense by approximately $3.0 million in fiscal year 2014 as compared to fiscal year 2013.

Income Tax Expense
Income tax expense was $27.6 million for the current nine month period compared to $31.7 million for the prior year nine month period.  The decrease in expense between periods was due primarily to a decrease in pretax income.  The effective tax rate for the current nine month period was 34.1% compared to 35.8% for the prior year nine month period.  The current year rate is lower than the prior year rate due primarily to higher deductible expenses associated with the ESOP in the current year, along with higher tax credits related to our low income housing partnerships.  Additionally, pre-tax income is lower than the prior year, due primarily to the items outlined above in non-interest expenses, which results in all items impacting the income tax rate having a larger impact on the overall effective tax rate than in fiscal year 2012.

Average Balance Sheet

The following table presents the average balances of our assets, liabilities and stockholders’ equity and the related annualized yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated and the weighted average yield/rate on our interest-earning assets and interest-bearing liabilities at June 30, 2013.  Average yields are derived by dividing annualized income by the average balance of the related assets and average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown.  Average outstanding balances are derived from average daily balances.  The yields and rates include amortization of fees, costs, premiums and discounts which are considered adjustments to yields/rates.  Yields on tax-exempt securities were not calculated on a fully taxable equivalent basis.

	At	For the Nine Months Ended
	June 30, 2013	June 30, 2013			June 30, 2012
		Average	Interest		Average	Interest
	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets:		(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	3.87%	$5,691,814	$172,030	4.03%	$5,215,165	$178,007	4.55%
MBS(2)	2.39	2,302,058	43,048	2.49	2,460,912	54,686	2.96
Investment securities(2)(3)	1.14	860,295	7,761	1.20	1,292,582	12,535	1.29
Capital stock of FHLB	3.46	132,111	3,384	3.43	128,859	3,313	3.43
Cash and cash equivalents	0.25	61,534	108	0.24	110,519	205	0.25
Total interest-earning assets(1)(2)	3.22	9,047,812	226,331	3.34	9,208,037	248,746	3.60
Other noninterest-earning assets		234,427			234,735
Total assets		$9,282,239			$9,442,772

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Checking	0.04%	$629,436	$182	0.04%	$562,619	$331	0.08%
Savings	0.10	272,339	196	0.10	257,462	331	0.17
Money market	0.19	1,135,356	1,815	0.21	1,091,602	2,675	0.33
Certificates	1.28	2,548,758	26,009	1.36	2,615,323	32,353	1.65
Total deposits	0.76	4,585,889	28,202	0.82	4,527,006	35,690	1.05
FHLB borrowings(4)	2.57	2,560,389	53,914	2.81	2,499,915	62,641	3.35
Repurchase agreements	3.93	336,978	9,861	3.86	388,175	11,387	3.85
Total borrowings	2.71	2,897,367	63,775	2.94	2,888,090	74,028	3.42
Total interest-bearing liabilities	1.51	7,483,256	91,977	1.64	7,415,096	109,718	1.97
Other noninterest-bearing liabilities		107,218			107,572
Stockholders’ equity		1,691,765			1,920,104
Total liabilities and stockholders’ equity		$9,282,239			$9,442,772
						(Continued)

	At	For the Nine Months Ended
	June 30, 2013	June 30, 2013			June 30, 2012
		Average	Interest		Average	Interest
	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Rate	Balance	Paid	Rate	Balance	Paid	Rate
		(Dollars in thousands)

Net interest income(5)			$134,354			$139,028
Net interest rate spread(6)	1.71%			1.70%			1.63%
Net interest-earning assets		$1,564,556			$1,792,941
Net interest margin(7)				1.98			2.01
Ratio of interest-earning assets
to interest-bearing liabilities				1.21			1.24

Selected performance ratios:
Return on average assets (annualized)				0.77%			0.80%
Return on average equity (annualized)				4.20			3.94
Average equity to average assets				18.23			20.33
Operating expense ratio (annualized)(8)				1.03			0.95
Efficiency ratio(9)				47.11			42.52

						(Concluded)

(1)

Calculated net of unearned loan fees and deferred costs, and undisbursed loan funds.  Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.  Balances include LHFS.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.
(3)	The average balance of investment securities includes an average balance of non-taxable securities of $42.8 million and $55.8 million for the nine months ended June 30, 2013 and 2012, respectively.
(4)	The balance and rate of FHLB borrowings are stated net of deferred gains and deferred prepayment penalties.
(5)

Net interest income represents the difference between interest income earned on interest-earning assets, such as mortgage loans, investment securities, and MBS, and interest paid on interest-bearing liabilities, such as deposits, FHLB borrowings, and other borrowings.  Net interest income depends on the balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

(6)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(8)	The operating expense ratio represents annualized non-interest expense as a percentage of average assets.
(9)	The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income.

Rate/Volume Analysis

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the nine months ended June 30, 2013 to the nine months ended June 30, 2012.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Nine Months Ended
	June 30, 2013 vs. June 30, 2012
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$15,183	$(21,160)	$(5,977)
MBS	(3,367)	(8,271)	(11,638)
Investment securities	(3,950)	(824)	(4,774)
Capital stock of FHLB	71	--	71
Cash and cash equivalents	(88)	(9)	(97)
Total interest-earning assets	7,849	(30,264)	(22,415)

Interest-bearing liabilities:
Checking	35	(184)	(149)
Savings	18	(153)	(135)
Money market	102	(962)	(860)
Certificates of deposit	(818)	(5,526)	(6,344)
FHLB borrowings	685	(9,412)	(8,727)
Repurchase agreements	(1,539)	13	(1,526)
Total interest-bearing liabilities	(1,517)	(16,224)	(17,741)

Net change in net interest income	$9,366	$(14,040)	$(4,674)

Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012

For the quarter ended June 30, 2013, the Company recognized net income of $18.0 million, compared to net income of $18.7 million for the quarter ended June 30, 2012.  The $678 thousand, or 3.6%, decrease in net income was due primarily to a decrease in net interest income and an increase in non-interest expenses, partially offset by decreases in income tax expense and a negative provision for credit losses during the current quarter.

Interest and Dividend Income
The weighted average yield on total interest-earning assets decreased 24 basis points from the prior year quarter to 3.26% for the current quarter and the average balance of interest-earning assets decreased $171.5 million between the two periods.  The decrease in the weighted average balance between the two periods was primarily in the lower yielding securities portfolio, while the average balance of the higher yielding loan portfolio increased.  Repayments, calls and maturities from the securities portfolio not reinvested in the portfolio were used largely to fund loan growth,  pay dividends to stockholders, and repurchase stock.

The following table presents the components of interest and dividend income for the time periods presented, along with the change in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2013	2012	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$56,627	$57,547	$(920)	(1.6)%
MBS	13,419	18,144	(4,725)	(26.0)
Investment securities	2,439	3,783	(1,344)	(35.5)
Capital stock of FHLB	1,151	1,111	40	3.6
Cash and cash equivalents	39	60	(21)	(35.0)
Total interest and dividend income	$73,675	$80,645	$(6,970)	(8.6)%

The decrease in interest income on loans receivable was due to a 48 basis point decrease in the weighted average yield of the portfolio, from 4.41% for the prior year quarter to 3.93% for the current quarter, partially offset by a $550.1 million increase in the average balance of the portfolio between the two periods.  The decrease in the weighted average yield was due to the continued downward repricing of the existing portfolio due to endorsements and refinances, as well as to the origination and purchase of loans at rates less than the weighted average rate of the existing portfolio. The increase in the average balance of the portfolio was primarily a result of loan purchases between periods.

The decrease in interest income on MBS was due to a 46 basis point decrease in the weighted average yield of the portfolio, from 2.84% during the prior year quarter to 2.38% for the current quarter, as well as to a $294.4 million decrease in the average balance between the two periods.  The decrease in the average yield was due primarily to purchases of MBS between periods with yields less than the average yield on the existing portfolio.  The cash flows from maturities of MBS that were not reinvested in the portfolio were used largely to fund loan growth.

The decrease in interest income on investment securities was due primarily to a $399.4 million decrease in the average balance of the portfolio, of which $145.9 million related to securities held at the holding company level.  The cash flows from calls and maturities of investment securities that were not reinvested in the portfolio were used to fund loan growth,  pay dividends to stockholders, and repurchase stock.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities decreased 30 basis points from the prior year quarter to 1.55% for the current quarter and the average balance of interest-bearing liabilities increased $70.1 million between the two periods.  The increase in the average balance of interest-bearing liabilities was primarily in lower rate deposit products while the average balance of certificates of deposit decreased between the two periods.

The following table presents the components of interest expense for the time periods presented, along with the change in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2013	2012	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB borrowings	$17,377	$19,859	$(2,482)	(12.5)%
Deposits	9,009	11,068	(2,059)	(18.6)
Repurchase agreements	2,885	3,530	(645)	(18.3)
Total interest expense	$29,271	$34,457	$(5,186)	(15.1)%

The decrease in interest expense on FHLB borrowings was due to a 50 basis point decrease in the weighted average rate of the portfolio, from 3.16% for the prior year quarter to 2.66% for the current quarter.  The decrease in the average rate paid was due primarily to the renewal of advances at lower rates.

The decrease in interest expense on deposits was due primarily to a decrease in the weighted average rate of the portfolio, most notably on the certificate of deposit portfolio, which decreased 22 basis points, from 1.53% for the prior year quarter to 1.31% for the current quarter, as the portfolio repriced to lower market rates.  The weighted average rate paid on total deposits decreased 19 basis points, from 0.97% for the prior year quarter to 0.78% for the current quarter.

The decrease in interest expense on repurchase agreements was due to a $74.5 million decrease in the average balance of the portfolio as maturities of agreements between periods were not renewed; rather, the agreements were replaced with FHLB advances.

Net Interest Margin
The net interest margin decreased four basis points, from 2.00% for the prior year quarter to 1.96% for the current quarter, primarily as a result of continued downward pressure on loan and security yields.  Decreases in the cost of funds and a shift in the mix of interest-earning assets from relatively lower yielding securities to higher yielding loans tempered the decrease in the net interest margin, but were not enough to fully offset the impact of decreasing asset yields.

Provision for Credit Losses
The Bank recorded a negative provision for credit losses during the current quarter of $800 thousand compared to no provision for credit losses recorded during the prior year quarter.  The overall performance of our loan portfolio continued to improve between periods as evidenced by the decline in net charge-offs and loan delinquencies.  Net charge-offs during the current quarter were $33 thousand compared to $782 thousand during the prior year quarter.  Loans 30 to 89 days delinquent decreased $3.2 million, or 13.4%, from $23.8 million at June 30, 2012 to $20.6 million at June 30, 2013.  Loans 90 or more days delinquent or in foreclosure decreased $3.1 million, or 14.6%, from $21.6 million at June 30, 2012 to $18.5 million at June 30, 2013.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change in dollars and percent.  There were no significant changes from the prior year quarter.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2013	2012	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$3,856	$3,940	$(84)	(2.1)%
Insurance commissions	787	870	(83)	(9.5)
Loan fees	427	499	(72)	(14.4)
BOLI	377	334	43	12.9
Other non-interest income	374	437	(63)	(14.4)
Total non-interest income	$5,821	$6,080	$(259)	(4.3)%

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2013	2012	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$12,137	$11,517	$620	5.4%
Occupancy	2,427	2,175	252	11.6
Information technology and communications	2,293	1,918	375	19.6
Regulatory and outside services	1,391	1,148	243	21.2
Deposit and loan transaction costs	1,286	1,357	(71)	(5.2)
Federal insurance premium	1,107	1,133	(26)	(2.3)
Advertising and promotional	1,186	923	263	28.5
Other non-interest expense	1,775	2,734	(959)	(35.1)
Total non-interest expense	$23,602	$22,905	$697	3.0%

The increase in salaries and employee benefits expense was due primarily to compensation expense on unallocated ESOP shares related to the $0.52 True Blue® dividend paid in December 2012 and compensation expense associated with stock options and restricted stock grants in fiscal year 2012.  The increase in information technology and communications expense was primarily related to maintenance and licensing expenses.  The increase in advertising and promotional expense was due primarily to the timing of media campaigns.  The increase in occupancy expense was due largely to an increase in depreciation expense associated with the remodel of our home office.    The increase in regulatory and outside services was due largely to the timing of fees paid for external audit and an increase in fees associated with professional services.  The decrease in other non-interest expenses was due primarily to a decrease in OREO operations expense and a recovery of valuation allowance expense on the mortgage-servicing rights asset compared to an impairment expense in the prior year quarter.

Income Tax Expense
Income tax expense was $9.4 million for the current quarter compared to $10.7 million for the prior year quarter.  The decrease in expense between periods was due primarily to a decrease in pretax income, as well as to a decrease in the effective tax rate.  The effective tax rate for the current quarter was 34.4% compared to 36.4% for the prior year quarter.  The current quarter rate is lower than the prior year quarter rate due primarily to higher deductible expenses associated with the ESOP in the current year, along with higher tax credits related to our low income housing partnerships.

Average Balance Sheet

As previously mentioned, average yields are derived by dividing annualized income by the average balance of the related assets and average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown.  Average outstanding balances are derived from average daily balances.  The yields and rates include amortization of fees, costs, premiums and discounts which are considered adjustments to yields/rates. Yields on tax-exempt securities were not calculated on a fully taxable equivalent basis.

	For the Three Months Ended
	June 30, 2013			June 30, 2012
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$5,767,597	$56,627	3.93%	$5,217,454	$57,547	4.41%
MBS(2)	2,257,180	13,419	2.38	2,551,531	18,144	2.84
Investment securities(2)(3)	830,242	2,439	1.17	1,229,605	3,783	1.23
Capital stock of FHLB	133,011	1,151	3.47	130,597	1,111	3.42
Cash and cash equivalents	65,588	39	0.24	95,974	60	0.25
Total interest-earning assets(1)(2)	9,053,618	73,675	3.26	9,225,161	80,645	3.50
Other noninterest-earning assets	228,475			235,564
Total assets	$9,282,093			$9,460,725

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Checking	$652,936	$63	0.04%	$591,302	$115	0.08%
Savings	282,214	63	0.09	262,841	95	0.15
Money market	1,143,043	549	0.19	1,103,249	824	0.30
Certificates	2,559,171	8,334	1.31	2,628,067	10,034	1.53
Total deposits	4,637,364	9,009	0.78	4,585,459	11,068	0.97
FHLB borrowings(4)	2,618,978	17,377	2.66	2,526,349	19,859	3.16
Repurchase agreements	290,549	2,885	3.93	365,000	3,530	3.83
Total borrowings	2,909,527	20,262	2.79	2,891,349	23,389	3.25
Total interest-bearing liabilities	7,546,891	29,271	1.55	7,476,808	34,457	1.85
Other noninterest-bearing liabilities	97,413			99,825
Stockholders’ equity	1,637,789			1,884,092
Total liabilities and stockholders’ equity	$9,282,093			$9,460,725
					(Continued)

	For the Three Months Ended
	June 30, 2013			June 30, 2012
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Net interest income(5)		$44,404			$46,188
Net interest rate spread(6)			1.71%			1.65%
Net interest-earning assets	$1,506,727			$1,748,353
Net interest margin(7)			1.96			2.00
Ratio of interest-earning assets
to interest-bearing liabilities			1.20			1.23

Selected performance ratios:
Return on average assets (annualized)			0.78%			0.79%
Return on average equity (annualized)			4.39			3.96
Average equity to average assets			17.64			19.91
Operating expense ratio (annualized)(8)			1.02			0.97
Efficiency ratio(9)			46.99			43.82

					(Concluded)

(1)

Calculated net of unearned loan fees and deferred costs, and undisbursed loan funds.  Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.  Balances include LHFS.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.
(3)

The average balance of investment securities includes an average balance of non-taxable securities of $40.5 million and $52.5 million for the three month periods ended June 30, 2013 and 2012, respectively.

(4)	The balance and rate of FHLB borrowings are stated net of deferred gains and deferred prepayment penalties.
(5)

Net interest income represents the difference between interest income earned on interest-earning assets, such as mortgage loans, investment securities, and MBS, and interest paid on interest-bearing liabilities, such as deposits, FHLB borrowings, and other borrowings.  Net interest income depends on the balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

(6)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(8)	The operating expense ratio represents annualized non-interest expense as a percentage of average assets.
(9)	The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income.

Rate/Volume Analysis

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended June 30, 2013 to the three months ended June 30, 2012.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended June 30,
	2013 vs. 2012
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$5,644	$(6,564)	$(920)
MBS	(1,951)	(2,774)	(4,725)
Investment securities	(1,179)	(165)	(1,344)
Capital stock of FHLB	20	20	40
Cash equivalents	(18)	(3)	(21)
Total interest-earning assets	2,516	(9,486)	(6,970)

Interest-bearing liabilities:
Checking	11	(63)	(52)
Savings	6	(38)	(32)
Money market	29	(303)	(274)
Certificates of deposit	(257)	(1,444)	(1,701)
FHLB borrowings	131	(2,613)	(2,482)
Repurchase agreements	(737)	92	(645)
Total interest-bearing liabilities	(817)	(4,369)	(5,186)

Net change in net interest income	$3,333	$(5,117)	$(1,784)

Comparison of Operating Results for the Quarters Ended June 30, 2013 and March 31, 2013

Net income increased $280 thousand, or 1.6%, from $17.7 million for the quarter ended March 31, 2013 to $18.0 million for the quarter ended June 30, 2013.

Interest and Dividend Income
The weighted average yield on total interest-earning assets decreased seven basis points from the prior quarter to 3.26% for the current quarter and the average balance of interest-earning assets increased $46.5 million between the two periods.  The increase in the weighted average balance between the two periods was primarily in the loan portfolio.

The following table presents the components of interest and dividend income for the time periods presented, along with the change in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2013	2013	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$56,627	$56,936	$(309)	(0.5)%
MBS	13,419	14,446	(1,027)	(7.1)
Investment securities	2,439	2,457	(18)	(0.7)
Capital stock of FHLB	1,151	1,105	46	4.2
Cash and cash equivalents	39	36	3	8.3
Total interest and dividend income	$73,675	$74,980	$(1,305)	(1.7)%

The decrease in interest income on loans receivable was due to an eight basis point decrease in the weighted average yield of the portfolio to 3.93% for the current quarter, partially offset by an $83.7 million increase in the average balance of the portfolio.  The decrease in the weighted average yield was due to the continued downward repricing of the existing portfolio resulting primarily from endorsements and refinances, as well as to the origination and purchase of loans at rates less than the weighted average rate of the existing portfolio.

The decrease in interest income on MBS was due primarily to a 12 basis point decrease in the average yield of the portfolio, from 2.50% for the prior quarter to 2.38% for the current quarter, as well as to a $54.8 million decrease in the average balance of the portfolio.  The decrease in the average yield of the portfolio was due primarily to purchases of MBS during the prior quarter with yields less than the average yield on the existing portfolio, as well as to adjustable-rate MBS repricing to lower market rates.  The decrease in the average balance was due to principal repayments being invested into the higher yielding loan portfolio.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities decreased 11 basis points from the prior quarter to 1.55% for the current quarter and the average balance of interest-bearing liabilities increased $60.1 million between the two periods.  The increase in the average balance of interest-bearing liabilities between the two periods was primarily in the deposit portfolio.

The following table presents the components of interest expense for the time periods presented, along with the change in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2013	2013	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB borrowings	$17,377	$17,909	$(532)	(3.0)%
Deposits	9,009	9,344	(335)	(3.6)
Repurchase agreements	2,885	3,407	(522)	(15.3)
Total interest expense	$29,271	$30,660	$(1,389)	(4.5)%

The decrease in interest expense on FHLB borrowings was due to a 21 basis point decrease in the weighted average rate paid on the portfolio, from 2.87% for the prior quarter to 2.66% for the current quarter.  The decrease in the weighted average rate paid on FHLB borrowings was due primarily to the maturity of $225.0 million of advances during the quarter which were replaced with lower rate borrowings.  Of the $225.0 million of advance maturities during the current quarter, $125.0 million was funded with new FHLB advances and $100.0 million was funded with the FHLB line of credit as management evaluated borrowing options and related strategies.  Subsequent to June 30, 2013, the $100.0 million FHLB line of credit was replaced with a $100.0 million repurchase agreement with a term of 84 months at a rate of 2.53%.

The decrease in interest expense on deposits was due primarily to a decrease in the weighted average rate of the portfolio, largely the certificate of deposit portfolio, which decreased six basis points, from 1.37% for the prior quarter to 1.31% for the current quarter, as the portfolio repriced to lower market rates.  The weighted average rate paid on total deposits decreased four basis points, from 0.82% for the prior quarter to 0.78% for the current quarter.

The decrease in interest expense on repurchase agreements was due to a $64.7 million decrease in the average balance of the portfolio between the two periods. The decrease in the average balance of the repurchase agreements portfolio was due to the maturity of $50.0 million of agreements late in the prior quarter, as well as to the maturity of $25.0 million of agreements during the current quarter.  The matured agreements were replaced with FHLB borrowings.

Net Interest Margin
The net interest margin decreased one basis point, from 1.97% for the prior quarter, to 1.96% for the current quarter.  Loan and security yields decreased as continued downward pressure persisted, while decreases in the rates on the certificate of deposit portfolio and FHLB borrowings eased funding costs.

Provision for Credit Losses
The Bank recorded a negative provision for credit losses during the current quarter of $800 thousand compared to no provision for credit losses recorded during the prior quarter.  The overall performance of our loan portfolio continued to improve during the current quarter, as evidenced by the decline in net charge-offs and delinquencies.  Net charge-offs during the current quarter were $33 thousand compared to $405 thousand in the prior quarter.  Loans 30 to 89 days delinquent decreased $4.2 million, or 17.0%, from $24.8 million at March 31, 2013 to $20.6 million at June 30, 2013.  Non-performing loans remained relatively unchanged quarter-over-quarter.

Non-Interest Income

The following table presents the components of non-interest income for the time periods presented, along with the change in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2013	2013	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$3,856	$3,521	$335	9.5%
Insurance commissions	787	979	(192)	(19.6)
Loan fees	427	418	9	2.2
BOLI	377	361	16	4.4
Other non-interest income	374	665	(291)	(43.8)
Total non-interest income	$5,821	$5,944	$(123)	(2.1)%

The increase in retail fees and charges was due primarily to an increase in debit card income, due in part to seasonality.  The decrease in insurance commissions was due largely to a decrease in the amount of annual commissions received from certain insurance providers, as compared to the prior quarter.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2013	2013	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$12,137	$12,155	$(18)	(0.1)%
Occupancy	2,427	2,391	36	1.5
Information technology and communications	2,293	2,232	61	2.7
Regulatory and outside services	1,391	1,290	101	7.8
Deposit and loan transaction costs	1,286	1,384	(98)	(7.1)
Federal insurance premium	1,107	1,116	(9)	(0.8)
Advertising and promotional	1,186	1,004	182	18.1
Other non-interest expense	1,775	1,645	130	7.9
Total non-interest expense	$23,602	$23,217	$385	1.7%

The increase in advertising and promotional expense was due primarily to the timing of media campaigns.  The increase in other non-interest expense was due primarily to a $272 thousand increase in OREO operations expense, from $32 thousand for the prior quarter, partially offset by a higher recovery of valuation allowance expense on the mortgage-servicing rights asset, primarily as a result of a decrease in prepayment speeds.

Income Tax Expense
Income tax expense was $9.4 million for the current quarter compared to $9.3 million for the prior quarter.  The effective income tax rate for the current quarter was 34.4% compared to 34.5% for the prior quarter.

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

	For the Three Months Ended
	June 30, 2013			March 31, 2013
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$5,767,597	$56,627	3.93%	$5,683,867	$56,936	4.01%
MBS(2)	2,257,180	13,419	2.38	2,311,938	14,446	2.50
Investment securities(2)(3)	830,242	2,439	1.17	818,147	2,457	1.20
Capital stock of FHLB	133,011	1,151	3.47	130,716	1,105	3.43
Cash and cash equivalents	65,588	39	0.24	62,420	36	0.23
Total interest-earning assets(1)(2)	9,053,618	73,675	3.26	9,007,088	74,980	3.33
Other noninterest-earning assets	228,475			238,232
Total assets	$9,282,093			$9,245,320

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Checking	$652,936	$63	0.04%	$637,161	$61	0.04%
Savings	282,214	63	0.09	272,418	62	0.09
Money market	1,143,043	549	0.19	1,146,185	609	0.22
Certificates	2,559,171	8,334	1.31	2,541,835	8,612	1.37
Total deposits	4,637,364	9,009	0.78	4,597,599	9,344	0.82
FHLB borrowings(4)	2,618,978	17,377	2.66	2,533,961	17,909	2.87
Repurchase agreements	290,549	2,885	3.93	355,278	3,407	3.84
Total borrowings	2,909,527	20,262	2.79	2,889,239	21,316	2.99
Total interest-bearing liabilities	7,546,891	29,271	1.55	7,486,838	30,660	1.66
Other noninterest-bearing liabilities	97,413			99,798
Stockholders’ equity	1,637,789			1,658,684
Total liabilities and stockholders’ equity	$9,282,093			$9,245,320
					(Continued)

	For the Three Months Ended
	June 30, 2013			March 31, 2013
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Net interest income(5)		$44,404			$44,320
Net interest rate spread(6)			1.71%			1.67%
Net interest-earning assets	$1,506,727			$1,520,250
Net interest margin(7)			1.96			1.97
Ratio of interest-earning assets
to interest-bearing liabilities			1.20			1.20

Selected performance ratios:
Return on average assets (annualized)			0.78%			0.77%
Return on average equity (annualized)			4.39			4.27
Average equity to average assets			17.64			17.94
Operating expense ratio (annualized)(8)			1.02			1.00
Efficiency ratio(9)			46.99			46.19

					(Concluded)

(1)

Calculated net of unearned loan fees and deferred costs, and undisbursed loan funds.  Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.  Balances include LHFS.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.
(3)

The average balance of investment securities includes an average balance of non-taxable securities of $40.5 million and $42.9 million for the three month periods ended June 30, 2013 and March 31, 2013, respectively.

(4)	The balance and rate of FHLB borrowings are stated net of deferred gains and deferred prepayment penalties.
(5)

Net interest income represents the difference between interest income earned on interest-earning assets, such as mortgage loans, investment securities, and MBS, and interest paid on interest-bearing liabilities, such as deposits, FHLB borrowings, and other borrowings.  Net interest income depends on the balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

(6)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(8)	The operating expense ratio represents annualized non-interest expense as a percentage of average assets.
(9)	The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income.

Rate/Volume Analysis

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended June 30, 2013 to the three months ended March 31, 2013.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous quarter’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous quarter.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended
	June 30, 2013 vs. March 31, 2013
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$818	$(1,127)	$(309)
MBS	(336)	(691)	(1,027)
Investment securities	36	(54)	(18)
Capital stock of FHLB	27	19	46
Cash and cash equivalents	2	1	3
Total interest-earning assets	547	(1,852)	(1,305)

Interest-bearing liabilities:
Checking	2	--	2
Savings	2	(1)	1
Money market	(2)	(58)	(60)
Certificates of deposit	70	(348)	(278)
FHLB borrowings	142	(674)	(532)
Repurchase agreements	(606)	84	(522)
Total interest-bearing liabilities	(392)	(997)	(1,389)

Net change in net interest income	$939	$(855)	$84

Liquidity and Capital Resources

Liquidity refers to our ability to generate sufficient cash to fund ongoing operations, to pay maturing certificates of deposit and other deposit withdrawals, to repay maturing borrowings, and to fund loan commitments.  Liquidity management is both a daily and long-term function of our business management.  The Company’s most available liquid assets are represented by cash and cash equivalents, AFS MBS and investment securities, and short-term investment securities.  The Bank’s primary sources of funds are deposits, FHLB borrowings, repurchase agreements, repayments and maturities of outstanding loans and MBS and other short-term investments, and funds provided by operations.  The Bank’s borrowings primarily have been used to invest in U.S. GSE debentures and MBS in an effort to manage the Bank’s interest rate risk with the intent to improve the earnings of the Bank while maintaining capital ratios in excess of regulatory standards for well-capitalized financial institutions.  In addition, the Bank’s focus on managing risk has provided additional liquidity capacity by remaining below FHLB borrowing limits and by maintaining the balance of MBS and investment securities available as collateral for borrowings.

We generally intend to maintain cash reserves sufficient to meet short-term liquidity needs, which are routinely forecasted for 10, 30, and 365 days.  Additionally, on a monthly basis, we perform a liquidity stress test in accordance with the Interagency Policy Statement on Funding and Liquidity Risk Management.  The liquidity stress test incorporates both short-term and long-term liquidity scenarios in order to identify periods of, and to quantify, liquidity risk.  In the event short-term liquidity needs exceed available cash, the Bank has access to lines of credit at the FHLB and the Federal Reserve Bank.  The FHLB line of credit, when combined with FHLB advances, may generally not exceed 40% of total assets.  The outstanding amount of FHLB advances was $2.53 billion at June 30, 2013, of which $450.0 million is scheduled to mature in the next 12 months.  The outstanding amount on the FHLB line of credit was $100.0 million at June 30, 2013.  Subsequent to June 30, 2013, the $100.0 million FHLB line of credit was replaced with a $100.0 million repurchase agreement.  At June 30, 2013, the Bank’s ratio of the par value of FHLB borrowings to total assets, as reported to the OCC, was 28%.  The borrowings are secured by a blanket pledge of our loan portfolio, as collateral, supported by quarterly reporting to the FHLB.  Our excess capacity at the FHLB as of June 30, 2013 was $1.28 billion.  It is possible that increases in our borrowings or decreases in our loan portfolio or changes in FHLB lending guidelines could require the Bank to pledge securities as collateral on FHLB borrowings.  The amount of the Federal Reserve Bank line of credit is based upon the fair values of the securities pledged as collateral and certain other characteristics of those securities, and is used only when other sources of short-term liquidity are unavailable.  At June 30, 2013, the Bank had $1.67 billion of securities that were eligible but unused as collateral for borrowing or other liquidity needs.  This collateral amount is comprised of AFS and HTM securities with individual fair values greater than $10.0 million, which is then reduced by a collateralization ratio of 10% to account for potential market value fluctuations.  Borrowings on the lines of credit are outstanding until replaced by cash flows from long-term sources of liquidity.

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

At June 30, 2013, cash and cash equivalents totaled $131.3 million, a decrease of $10.4 million from September 30, 2012.

During the nine month period ended June 30, 2013, loan originations and purchases, net of principal repayments and related loan activity, resulted in a cash outflow of $189.1 million, compared to a cash outflow of $71.2 million during the same period in the prior fiscal year.  See additional discussion regarding loan activity in “Financial Condition – Loans Receivable.”

During the nine month period ended June 30, 2013, proceeds from called or matured investment securities were $549.2 million and principal payments on MBS were $553.8 million.  Of the $549.2 million of called and matured investment securities, $60.0 million were securities held at the holding company level.  During the nine month period ended June 30, 2013, the Company purchased $408.7 million of investment securities and $420.3 million of MBS.  Cash flows from the securities portfolio which were not reinvested were used, in part, to fund loan growth, pay dividends to stockholders, and repurchase stock.

The following table presents the contractual maturity of our loan, MBS, and investment securities portfolios at June 30, 2013.  Loans and securities which have adjustable interest rates are shown as maturing in the period during which the contract is due.  The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses.

	Loans(1)		MBS		Investment Securities		Total
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Amounts due:
Within one year	$52,711	4.18%	$--	--%	$7,561	3.06%	$60,272	4.04%

After one year:
Over one to two	32,224	3.70	--	--	5,314	3.09	37,538	3.61
Over two to three	11,722	5.15	431	6.00	121,689	0.99	133,842	1.37
Over three to five	71,781	4.98	9,017	4.71	588,731	1.17	669,529	1.63
Over five to ten	305,409	4.39	589,552	3.21	77,488	1.24	972,449	3.43
Over 10 to 15	1,503,336	3.57	891,903	2.62	1,687	5.30	2,396,926	3.22
After 15 years	3,862,678	3.91	688,636	2.68	4,929	3.21	4,556,243	3.72
Total due after one year	5,787,150	3.86	2,179,539	2.81	799,838	1.18	8,766,527	3.36

	$5,839,861	3.86%	$2,179,539	2.81%	$807,399	1.20%	$8,826,799	3.36%

(1)

Demand loans, loans having no stated maturity, and overdraft loans are included in the amounts due within one year.  Construction loans are presented based on the term to complete construction.  The maturity date for home equity loans assumes the customer always makes the required minimum payment.

The Bank has access to and utilizes other sources for liquidity purposes, such as secondary market repurchase agreements, brokered deposits, and public unit deposits.  At June 30, 2013, the Bank had repurchase agreements of $290.0 million, or approximately 3% of total assets, $70.0 million of which were scheduled to mature in the next 12 months.  The Bank may enter into additional repurchase agreements as management deems appropriate, not to exceed 15% of total assets.  The Bank has pledged securities with an estimated fair value of $336.4 million as collateral for repurchase agreements at June 30, 2013.  The securities pledged for the repurchase agreements will be delivered back to the Bank when the repurchase agreements mature.  The Bank’s internal policy limits total borrowings to 55% of total assets.  At June 30, 2013, the Bank had total borrowings, at par, of $2.92 billion, or approximately 32% of total assets.

As of June 30, 2013, the Bank’s policy allows for combined brokered and public unit deposits up to 15% of total deposits.  At June 30, 2013, the Bank had brokered and public unit deposits totaling $300.4 million, or approximately 6% of total deposits.  Management continuously monitors the wholesale deposit market for opportunities to obtain brokered and public unit deposits at attractive rates.  The Bank has pledged securities with an estimated fair value of $280.9 million as collateral for public unit deposits.  The securities pledged as collateral for public unit deposits are held under joint custody receipt by the FHLB and generally will be released upon deposit maturity.

At June 30, 2013, $1.15 billion of the Bank’s $2.54 billion of certificates of deposit were scheduled to mature within one year.  Included in the $1.15 billion were $179.2 million of public unit and brokered deposits.  Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products at the prevailing rate, although no assurance can be given in this regard.

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

The Company paid cash dividends of $136.1 million during the nine month period ended June 30, 2013.  The $136.1 million of dividends paid during the current nine month period consisted of a $0.52 per share, or $76.5 million, True Blue® dividend, an $0.18 per share, or $26.6 million, special year-end dividend related to fiscal year 2012 earnings, per the Company’s dividend policy, and three regular quarterly dividends of $0.075 per share each, totaling $0.225 per share, or $33.0 million.  On July 17, 2013, the Company declared a regular quarterly cash dividend of $0.075 per share, or approximately $10.7 million, payable on August 16, 2013 to stockholders of record as of the close of business on August 2, 2013.  Dividend payments depend upon a number of factors including the Company’s financial condition and results of operations, the Bank’s regulatory capital requirements, regulatory limitations on the Bank’s ability to make capital distributions to the Company, and the amount of cash at the holding company.  At June 30, 2013, Capitol Federal Financial, Inc., at the holding company level, had $195.6 million on deposit at the Bank.

In December 2011, the Company announced that its Board of Directors approved the repurchase of up to $193.0 million of the Company’s common stock.  The Company began repurchasing common stock during the second quarter of fiscal year 2012 and completed the plan during the second quarter of fiscal year 2013, having repurchased 16,360,654 shares at an average price of $11.80 per share.  In November 2012, the Company announced its Board of Directors approved a new $175.0 million stock repurchase program to commence upon the completion of the aforementioned $193.0 million repurchase plan.  As of June 30, 2013, 3,826,644 shares had been repurchased under the new plan at an average price of $11.85 per share, at a total cost of $45.4 million.

Off Balance Sheet Arrangements, Commitments and Contractual Obligations

The Company, in the normal course of business, makes commitments to buy or sell assets or to incur or fund liabilities.  Commitments may include, but are not limited to:

•	the origination, purchase, or sale of loans;
•	the purchase or sale of investment securities and MBS;
•	extensions of credit on home equity loans, construction loans, and commercial loans;
•	terms and conditions of operating leases; and
•	funding withdrawals of deposit accounts at maturity.

The following table summarizes our contractual obligations and other material commitments as of June 30, 2013.

	Maturity Range
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
	(Dollars in thousands)

Operating leases	$9,405	$1,153	$1,931	$1,742	$4,579

Certificates of deposit	$2,542,126	$1,152,807	$1,095,808	$291,777	$1,734
Weighted average rate	1.27%	0.93%	1.58%	1.47%	2.57%

FHLB advances	$2,525,000	$450,000	$1,075,000	$800,000	$200,000
Weighted average rate	2.33%	3.14%	2.06%	2.46%	1.45%

FHLB line of credit	$100,000	$100,000	$--	$--	$--
Weighted average rate	0.18%	0.18%	--%	--%	--%

Repurchase agreements	$290,000	$70,000	$120,000	$100,000	$--
Weighted average rate	3.93%	4.23%	4.24%	3.35%	--%

Commitments to originate and
purchase/participate in loans	$351,064	$351,064	$--	$--	$--
Weighted average rate	3.47%	3.47%	--%	--%	--%

Commitments to fund unused home
equity lines of credit and
unadvanced commercial loans	$263,070	$263,070	$--	$--	$--
Weighted average rate	4.53%	4.53%	--%	--%	--%

Unadvanced portion of
construction loans	$34,675	$34,675	$--	$--	$--
Weighted average rate	3.55%	3.55%	--%	--%	--%

A percentage of commitments to originate mortgage loans are expected to expire unfunded, so the amounts reflected in the table above are not necessarily indicative of future liquidity requirements.  Additionally, the Bank is not obligated to honor commitments to fund unused home equity lines of credit if a customer is delinquent or otherwise in violation of the loan agreement.

We anticipate we will continue to have sufficient funds, through repayments and maturities of loans and securities, deposits and borrowings, to meet our current commitments.  We had no material off-balance sheet arrangements as of June 30, 2013.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims.  In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company’s consolidated financial statements for the quarter ended June 30, 2013 or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status for the Bank in accordance with regulatory standards.  As of June 30, 2013, the Bank exceeded all regulatory capital requirements.  The Company currently does not have any regulatory capital requirements.  The following table presents the Bank’s regulatory capital ratios at June 30, 2013 based upon regulatory guidelines.

		Regulatory
		Requirement For
	Bank	“Well-Capitalized”
	Ratios	Status
Tier 1 leverage ratio	14.7%	5.0%
Tier 1 risk-based capital	36.0%	6.0%
Total risk-based capital	36.3%	10.0%

A reconciliation of the Bank’s equity under GAAP to regulatory capital amounts as of June 30, 2013 is as follows (dollars in thousands):

Total Bank equity as reported under GAAP	$1,370,125
Unrealized gains on AFS securities	(7,265)
Other	(51)
Total Tier 1 capital	1,362,809
ACL	9,239
Total risk-based capital	$1,372,048

In July 2013, the FRB, OCC, and Federal Deposit Insurance Corporation approved the Basel III risk-weighted framework that will, on January 1, 2015, replace the existing risk-based capital rules and Basel framework that currently apply to the Bank.  Basel III is intended to improve both the quality and quantity of banking organizations’ capital, as well as to strengthen various aspects of the international capital standards for calculating regulatory capital.  Although we continue to evaluate the impact the more restrictive Basel III capital rules will have on the Bank, we currently anticipate the Bank will remain well-capitalized in accordance with the regulatory standards.

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

Change	Percentage Change in Net Interest Income
(in Basis Points)	At
in Interest Rates(1)	June 30, 2013	March 31, 2013	September 30, 2012
-100 bp	N/A	N/A	N/A
000 bp	--	--	--
+100 bp	(2.25)%	(0.22)%	5.00%
+200 bp	(5.04)%	(2.61)%	3.79%
+300 bp	(8.35)%	(5.95)%	1.54%

(1)	Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

The projected percentage change in net interest income was more adversely impacted by higher interest rates at June 30, 2013 than at both March 31, 2013 and September 30, 2012.  This was largely driven by a decrease in mortgage-related assets projected to reprice in the next 12 months at June 30, 2013, compared to March 31, 2013 and September 30, 2012.  The decrease in mortgage-related assets projected to reprice was due primarily to market interest rates, particularly mortgage interest rates, being higher at June 30, 2013 than at March 31, 2013 and September 30, 2012.  Since mortgage interest rates were higher, borrowers had less economic incentive to refinance or endorse their mortgage at June 30, 2013, as compared to the previous two quarters.  As a result, cash flow projections on these assets lengthen, generally beyond the one year horizon.  For both June 30, 2013 and March 31, 2013, the cash flows decreased such that the amount of assets expected to reprice was projected to be less than the amount of liabilities expected to reprice.  This resulted in liabilities repricing at a faster pace in the rising rate scenarios, negatively impacting projected net interest income.

As a result of the low level of interest rates at September 30, 2012, compared to June 30, 2013 and March 31, 2013, assets that were projected to reprice over the one year time horizon were greater than the liabilities expected to reprice.  As interest rates rise, these assets reprice to the higher interest rates faster than do liabilities, thus increasing net interest income projections compared to the base case.  However, the more interest rates rise, the less economic incentive and ability borrowers and agency debt issuers have to modify their cost of debt; thus, cash flows available to reprice are significantly reduced.  Consequently, the benefit of rising interest rates to net interest income diminishes as interest rates rise due to a reduction in projected asset cash flows that are eligible to reprice.  At June 30, 2013 and March 31, 2013, in all interest rate environments, cash flows related to assets diminished to such levels that the benefit of reinvesting those cash flows at higher interest rates was more than offset by the cash flows from liabilities repricing to a higher interest rate.  See the Gap analysis discussion below for additional information.

In addition to a lower amount of assets repricing, there were more liabilities expected to reprice in the 12-month horizon at June 30, 2013 and March 31, 2013, compared to September 30, 2012.  Higher levels of liabilities repricing negatively impacts the Bank in a rising interest rate environment compared to the base case interest rate environment due to the higher interest expense on costing liabilities.

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

Change	Percentage Change in MVPE
(in Basis Points)	At
in Interest Rates(1)	June 30, 2013	March 31, 2013	September 30, 2012
-100 bp	N/A	N/A	N/A
000 bp	--	--	--
+100 bp	(11.99)%	(5.03)%	3.09%
+200 bp	(25.27)%	(15.17)%	(3.72)%
+300 bp	(38.18)%	(26.69)%	(13.79)%

(1)	Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

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

At June 30, 2013, the percentage change in the Bank’s MVPE was more adversely impacted by higher interest rates than at both March 31, 2013 and September 30, 2012.  This was primarily due to higher interest rates, particularly higher mortgage interest rates, than in the previous two quarters presented.  As interest rates rise, projected prepayments decrease as the economic incentive for borrowers to refinance or endorse the mortgage to a lower interest rate would diminish.  Prepayments in the higher interest rate environments will likely only be realized through changes in borrowers’ lives such as divorce, death, job-related relocations, or other life changing events, resulting in an increase in the average life of these assets.  Call projections for the Bank’s callable agency debentures would also decrease significantly as interest rates rise to these levels, which would result in the cash flows for these assets to move toward their contractual maturities.  The longer expected average lives of these assets, relative to the assumptions in the base case interest rate environment, increases the sensitivity of their market value to changes in interest rates.  As a result, the market value of the Bank’s financial assets decreased more than the decrease in the market value of its financial liabilities, resulting in a decrease in the MVPE in all interest rate environments at June 30, 2013 and March 31, 2013.

At September 30, 2012, the average life of the Bank’s mortgage-related assets were shorter than the average life of the Bank’s long-term borrowings and core deposits due to the low level of interest rates, as compared to June 30, 2013 and March 31, 2013.  Because the level of interest rates at September 30, 2012 were at or near historical lows, prepayment projections for mortgage-related assets and call projections for callable agency debentures were high, thereby significantly reducing the average life of these assets.  As interest rates rise, the market values of the Bank’s financial liabilities decrease at a faster pace than that of its assets.  As a result, the Bank’s MVPE increased in the +100 basis point interest rate environment at September 30, 2012.

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

The following gap table summarizes the anticipated maturities or repricing periods of the Bank’s interest-earning assets and interest-bearing liabilities as of June 30, 2013 based on the information and assumptions set forth in the notes below.  Cash flow projections for mortgage-related assets are calculated based on current interest rates.  Prepayment projections are subjective in nature, involve uncertainties and assumptions and, therefore, cannot be determined with a high degree of accuracy.  Although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates.  Assumptions may not reflect how actual yields and costs respond to market changes.  The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates.  Certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the gap table below.  For additional information regarding the impact of changes in interest rates, see the preceding Percentage Change in Net Interest Income and Percentage Change in MVPE discussions and tables.

	Within	Three to	More Than	More Than
	Three	Twelve	One Year to	Three Years	Over
	Months	Months	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable:(1)
Mortgage loans:
Fixed-rate	$231,550	$431,938	$936,784	$678,636	$2,263,283	$4,542,191
Adjustable-rate	91,105	584,294	309,219	113,316	37,590	1,135,524
Other loans	110,067	11,341	11,649	3,688	3,595	140,340
Investment securities(2)	73,950	86,575	64,898	512,675	79,156	817,254
MBS(3)	284,732	487,378	568,183	316,243	501,468	2,158,004
Other interest-earning assets	108,003	--	--	--	--	108,003
Total interest-earning assets	899,407	1,601,526	1,890,733	1,624,558	2,885,092	8,901,316

Interest-bearing liabilities:
Deposits:
Checking(4)	113,580	45,998	104,051	82,776	318,050	664,455
Savings(4)	77,311	13,651	31,477	24,414	135,315	282,168
Money market(4)	58,672	286,133	300,838	165,118	524,485	1,335,246
Certificates	445,788	710,211	1,093,472	290,925	1,730	2,542,126
Borrowings(5)	172,827	450,000	1,195,000	900,000	247,260	2,965,087
Total interest-bearing liabilities	868,178	1,505,993	2,724,838	1,463,233	1,226,840	7,789,082

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$31,229	$95,533	$(834,105)	$161,325	$1,658,252	$1,112,234

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities	$31,229	$126,762	$(707,343)	$(546,018)	$1,112,234

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities as a
percent of total Bank assets at
June 30, 2013	0.34%	1.37%	(7.66)%	(5.91)%	12.04%
March 31, 2013	0.06	7.87	2.42	0.82	10.85
September 30, 2012	6.18	22.82	20.61	13.59	11.93

(1)

ARM loans are included in the period in which the rate is next scheduled to adjust or in the period in which repayments are expected to occur, or prepayments are expected to be received, prior to their next rate adjustment, rather than in the period in which the loans are due.  Fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization and prepayment assumptions.  Balances are net of deferred fees and exclude loans 90 or more days delinquent or in foreclosure, which totaled $18.5 million at June 30, 2013.

(2)	Based on contractual maturities, term to call dates or pre-refunding dates as of June 30, 2013, at amortized cost.
(3)	Reflects projected prepayments of MBS, at amortized cost.
(4)

Although the Bank’s checking, savings and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities.  The decay rates (the assumed rates at which the balances of existing accounts would decline) used on these accounts is based on assumptions developed from our actual experiences with these accounts.  If all of the Bank’s checking, savings and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $1.56 billion, for a cumulative one-year gap of (16.9)% of total assets.

(5)	Borrowings exclude $13.7 million of deferred prepayment penalty costs and $153 thousand of deferred gains on terminated interest rate swap agreements.

The decrease in the one-year gap from 7.87%  at March 31, 2013, to 1.37% at June 30, 2013, was due primarily to a decrease in the amount of assets expected to reprice over the next 12 months, as compared to the prior quarter, as a result of an increase in interest rates between the two periods.  The increase in mortgage interest rates decreased prepayment expectations and thus decreased the amount of assets expected to reprice over the next 12 months, as compared to the prior quarter.  The higher interest rates also reduced the amount of expected calls in the Bank’s investment securities portfolio as agency debt issuers have less economic incentive to exercise embedded call options due to the higher interest rate environment.

If interest rates were to increase 200 basis points, the Bank’s one-year gap would become negative, which indicates that more liabilities would be expected to reprice than assets in this interest rate environment.  The +200 basis point gap in this scenario would be $(185.1) million, or (2.0%) of total assets at June 30, 2013.  The decrease in the one-year gap amount in the + 200 basis point scenario compared to the base case at June 30, 2013 was due largely to a significant decrease in the amount of assets expected to reprice if rates were to increase 200 basis points.

The following table presents the weighted average yields/rates and WALs (in years) for major categories of our assets and liabilities as of the dates presented.  Yields presented for investment securities and MBS include the amortization of fees, costs, premiums and discounts which are considered adjustments to the yield.  For loans receivable, the stated interest rate is shown, which does not include any adjustments to the yield.  The interest rate presented for borrowings is the effective rate, which includes the net impact of the amortization of deferred prepayment penalties resulting from the prepayment of certain FHLB advances and deferred gains related to interest rate swaps previously terminated.

	June 30, 2013			March 31, 2013
	Amount	Yield/Rate	WAL	Amount	Yield/Rate	WAL
	(Dollars in thousands)
Investment securities(1)	$807,399	1.14%	3.2	$841,127	1.14%	2.3
MBS(1)	2,179,539	2.39	3.6	2,358,095	2.45	3.6
Loans receivable:(2)
Fixed-rate one- to four-family:
<= 15 years	1,140,820	3.59	4.3	1,125,356	3.70	3.5
> 15 years	3,328,375	4.20	7.4	3,237,793	4.29	5.4
All other fixed-rate loans	111,481	5.28	3.8	118,288	5.37	3.3
Total fixed-rate loans	4,580,676	4.07	6.6	4,481,437	4.17	4.8

Adjustable-rate one- to four-family:
<= 36 months	428,973	2.63	3.9	443,269	2.68	3.7
> 36 months	689,454	3.09	4.0	702,034	3.15	3.2
All other adjustable-rate loans	140,758	4.61	0.4	136,315	4.69	0.3
Total adjustable-rate loans	1,259,185	3.10	3.6	1,281,618	3.15	3.0
Total loans receivable	5,839,861	3.86	5.9	5,763,055	3.94	4.4
Transaction deposits(3)	2,086,310	0.13	6.8	2,125,977	0.13	6.8
Certificates of deposit	2,542,126	1.27	1.4	2,567,596	1.35	1.4
Borrowings(4)	2,815,000	2.80	2.7	2,965,000	2.92	2.5

(1)	The WAL of investment securities and MBS is the estimated remaining maturity after projected call option assumptions and three-month historical prepayment speeds have been applied.
(2)	The WAL of the loans receivable portfolio is derived from a proprietary interest rate risk model, which takes into account prepayment speeds.
(3)	The WAL of transaction (checking, savings, and money market) deposits is derived from a proprietary interest rate risk model and based upon historical analysis of decay rates on deposit accounts.
(4)	Amount includes FHLB advances at par value. The $100.0 million of borrowings on the line of credit at June 30, 2013 is excluded from the amount, rate, and WAL figures presented.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Act”) as of June 30, 2013.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of June 30, 2013, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) identified in connection with the evaluation required by Rule 13a-15(d) of the Act that occurred during the Company’s quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table summarizes our share repurchase activity during the three months ended June 30, 2013 and additional information regarding our share repurchase program.  In December 2011, the Company announced that its Board of Directors approved the repurchase of up to $193.0 million of the Company’s common stock.  The Company began repurchasing common stock during the second quarter of fiscal year 2012 and completed the plan during the second quarter of fiscal year 2013.  In November 2012, the Company announced its Board of Directors approved a new $175.0 million stock repurchase program to commence upon the completion of the aforementioned $193.0 million repurchase plan.  The new plan has no expiration date.

				Approximate
	Total		Total Number of	Dollar Value of
	Number of	Average	Shares Purchased	Shares that May
	Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plans
April 1, 2013 through
April 30, 2013	343,536	$11.91	343,536	$142,934,024
May 1, 2013 through
May 31, 2013	774,000	11.80	774,000	133,798,577
June 1, 2013 through
June 30, 2013	349,678	11.87	349,678	129,646,518
Total	1,467,214	11.84	1,467,214	129,646,518

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: August 5, 2013	By: /s/ John B. Dicus
John B. Dicus, Chairman, President and Chief Executive Officer

Date: August 5, 2013	By: /s/ Kent G. Townsend
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

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 5, 2013, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at June 30, 2013 and September 30, 2012, (ii) Consolidated Statements of Income for the three and nine months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2013 and 2012, (iv) Consolidated Statement of Stockholders’ Equity for the nine months ended June 30, 2013, (v) Consolidated Statements of Cash Flows for the nine months ended June 30, 2013 and 2012, and (vi) Notes to the Unaudited Consolidated Financial Statements**

*No statement is provided because the computation of per share earnings can be clearly determined from the Financial Statements included in this report.

**Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.