Form 10-K
period 2013-09-30
Capitol Federal Financial Inc
filed 2013-11-29
CIK 1490906

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

☑        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

                                                                                 or

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

Large accelerated filer ☑           Accelerated filer ☐            Non-accelerated filer ☐Smaller reporting company ☐

                                                                            (do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of such stock on the NASDAQ Stock Market as of March 31, 2013, was $1.77 billion.

As of November 18, 2013, there were issued and outstanding 147,856,568 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-K - Portions of the Annual Report to Stockholders for the year ended September 30, 2013.    Part III of Form 10-K - Portions of the proxy statement for the Annual Meeting of Stockholders for the year ended September 30, 2013.

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

These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control.  The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our future results to differ materially from the plans, objectives, goals, expectations, anticipations, estimates and intentions expressed in the forward-looking statements:

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

Item 1.  Business

General

The Company is a Maryland corporation that was incorporated in April 2010 to be the successor corporation upon completion of our conversion from a mutual holding company form of organization to a stock form of organization.  The Bank is a wholly-owned subsidiary of the Company.  The Company’s common stock is traded on the Global Select tier of the NASDAQ Stock Market under the symbol “CFFN.”

In December 2010, we completed our conversion from a mutual holding company form of organization to a stock form of organization (“the corporate reorganization”).  Capitol Federal Financial, which owned 100% of the Bank, was succeeded by Capitol Federal Financial, Inc.  As part of the corporate reorganization, Capitol Federal Financial, Inc. sold 118,150,000 shares of common stock (which represented Capitol Federal Savings Bank MHC’s ownership interest in Capitol Federal Financial) at $10.00 per share in a public stock offering.  Concurrent with the completion of the offering, shares of Capitol Federal Financial common stock owned by public stockholders were exchanged for 2.2637 shares of Capitol Federal Financial, Inc.’s common stock.  The net proceeds from the stock offering were $1.13 billion, of which 50%, or $567.4 million, was contributed to the Bank as a capital contribution as was required by the Bank’s regulator at the time.  The other 50% of the proceeds remained at Capitol Federal Financial, Inc., of which $40.0 million was contributed to the Bank’s charitable foundation, Capitol Federal Foundation, and $47.3 million was loaned to the Employee Stock Ownership Plan (“ESOP”) for its purchase of Capitol Federal Financial, Inc. shares in the stock offering.

The Bank is a federally chartered and insured savings bank headquartered in Topeka, Kansas.  The Bank is examined and regulated by the Office of the Comptroller of the Currency (the “OCC”), its primary regulator, and its deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”), which is administered by the Federal Deposit Insurance Corporation (“FDIC”).  We primarily serve the metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia and Salina, Kansas and a portion of the metropolitan area of greater Kansas City through 36 traditional and 10 in-store branches.  The Company, as a savings and loan holding company, is examined and regulated by the FRB.

We have been, and intend to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve.  We attract retail deposits from the general public and invest those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences.  To a lesser extent, we also originate consumer loans primarily secured by first mortgages on one- to four-family residences, multi-family and commercial real estate loans, and construction loans for one- to four-family residences, multi-family dwellings, and commercial properties.  While our primary business is the origination of one- to four-family mortgage loans funded through retail deposits, we also purchase whole one- to four-family mortgage loans from correspondent and nationwide lenders, participate in loans with other lenders that are secured by commercial real estate and commercial properties, and invest in certain investment securities and mortgage-backed securities (“MBS”) using funding from retail deposits, Federal Home Loan Bank (“FHLB”) borrowings, and repurchase agreements.  The Company is significantly affected by prevailing economic conditions including federal monetary and fiscal policies and federal regulation of financial institutions.  Retail deposit balances are influenced by a number of factors including interest rates paid on competing investment products, the level of personal income, and the personal rate of savings within our market areas.  Lending activities are influenced by the demand for housing and other loans, our loan underwriting guidelines compared to those of our competitors, as well as interest rate pricing competition from other lending institutions.  The primary sources of funds for lending activities include deposits, loan repayments, investment income, borrowings, and funds provided from operations.

Our revenues are derived principally from interest on loans, MBS and investment securities.  Our primary sources of funds are retail deposits, borrowings, repayments on and maturities of loans and MBS, calls and maturities of investment securities, and funds generated by operations.

We offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, interest-bearing and noninterest-bearing checking accounts, and certificates of deposit with terms ranging from 91 days to 96 months.

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

Market Area and Competition

Our corporate office is located in Topeka, Kansas.  We currently have a network of 46 branches (36 traditional branches and 10 in-store branches) located in nine counties throughout the state of Kansas and two counties in Missouri.  We primarily serve the metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia, and Salina, Kansas and a portion of the metropolitan area of greater Kansas City.  In addition to providing full service banking offices, we also provide our customers mobile banking, telephone banking and bill payment services, and online banking and bill payment services.  We also have a call center which operates on extended hours.

The Bank ranked second in deposit market share, at 7.51%, in the state of Kansas as reported in the FDIC “Summary of Deposits - Market Share Report” dated June 30, 2013.  This was a modest decrease from  our ranking and deposit market share at June 30, 2012, which was first with a deposit market share of 7.77%.  Deposit market share is measured by total deposits, without consideration for type of deposit.  We do not offer commercial deposit accounts, while many of our competitors have both commercial and retail deposits in their total deposit base. Some of our competitors also offer products and services that we do not, such as trust services and private banking, which add to their total deposits.  Consumers also have the ability to utilize online financial institutions and investment brokerages that are not confined to any specific market area.  Management considers our well-established retail banking network together with our reputation for financial strength and customer service to be major factors in our success at attracting and retaining customers in our market areas.

The Bank consistently has been one of the top one- to four-family lenders with regard to loan origination volume in the state of Kansas.  Through our strong relationships with real estate agents and marketing efforts which reflect our reputation and pricing, we attract mortgage loan business from walk-in customers, customers that apply online, and existing customers.  Competition in originating one- to four-family mortgage loans primarily comes from other savings institutions, commercial banks, credit unions, and mortgage bankers.  Other savings institutions, commercial banks, credit unions, and finance companies provide vigorous competition in consumer lending.

The Bank currently expects to open one branch in calendar year 2013.  The branch will be located in our Kansas City market area.  Management continues to consider expansion opportunities in all of our market areas.

Lending Practices and Underwriting Standards

General.    Originating and purchasing loans secured by one- to four-family residential properties is the Bank’s primary business, resulting in a loan concentration in residential first mortgage loans.  The Bank purchases one- to four-family loans, on a loan-by-loan basis, from a select group of correspondent lenders in 23 states.    Additionally, the Bank periodically purchases whole one- to four-family loans in bulk packages from nationwide and correspondent lenders.  The Bank also makes consumer loans, construction loans secured by residential or commercial properties, and real estate loans secured by multi-family dwellings, along with participating in loans with other lenders that are secured by commercial properties.  As a result of our one- to four-family lending activities, the Bank has a concentration of loans secured by real property located in Kansas and Missouri.

For a discussion of our market risk associated with loans see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosure about Market Risk” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

Loans over $500 thousand must be underwritten by two of our highest class of underwriters.  Any loan greater than $750 thousand must be approved by the Asset and Liability Management Committee (“ALCO”) and loans over $1.5 million must be approved by the Board of Directors.  For loans requiring ALCO and/or Board of Directors’ approval, lending management is responsible for presenting to ALCO and/or the Board of Directors information about the creditworthiness of the borrower and the value of the subject property.  Information pertaining to the creditworthiness of the borrower generally consists of a summary of the borrower’s credit history, employment stability, sources of income, assets, net worth, and debt ratios.  The value of the property must be supported by an independent appraisal report prepared in accordance with our appraisal policy.  Loans over $500 thousand are priced above our standard conforming mortgage loan rate.

One- to Four-Family Residential Real Estate Lending.  The Bank originates and services conventional mortgage loans, or loans not insured or guaranteed by a government agency.  The Bank also originates Federal Housing Administration (“FHA”) insured loan products which are generally sold, along with the servicing of these loans.  New loans are originated through referrals from real estate brokers and builders, our marketing efforts, and our existing and walk-in customers.  While the Bank originates both adjustable and fixed-rate loans, our ability to originate loans is dependent upon customer demand for loans in our market areas.  Demand is affected by the local housing market, competition, and the interest rate environment.  During fiscal years 2013 and 2012, the Bank originated and refinanced $781.5 million and $688.5 million of one- to four-family fixed-rate mortgage loans, respectively, and $68.3 million and $117.9 million of one- to four-family adjustable-rate mortgage (“ARM”) loans, respectively.

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

Pricing

Our pricing strategy for first mortgage loan products includes setting interest rates based on secondary market prices and local competitor pricing for our local lending markets, and secondary market prices and national competitor pricing for our correspondent lending markets.  ARM loans are offered with a three-year, five-year, or seven-year term to the initial repricing date.  After the initial period, the interest rate for each ARM loan generally adjusts annually for the remainder of the term of the loan.  Several different indices are used to reprice our ARM loans.

Adjustable-rate loans

Current adjustable-rate one- to four-family conventional mortgage loans originated by the Bank generally provide for a specified rate limit or cap on the periodic adjustment to the interest rate, as well as a specified maximum lifetime cap and minimum rate, or floor.  As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as our cost of funds.  Negative amortization of principal is not allowed.  For three- and five-year ARM loans, borrowers are qualified based on the principal, interest, taxes and insurance payments at the initial rate plus the life of loan cap and the initial rate plus the first period cap, respectively.  For seven-year ARM loans, borrowers are qualified based on the principal, interest, taxes and insurance payments at either the initial rate or the fully indexed accrual rate, whichever is greater.  After the initial three-, five-, or seven-year period, the interest rate is repriced annually and the new principal and interest payment is based on the new interest rate, remaining unpaid principal balance, and term of the ARM loan.  Our ARM loans are not automatically convertible into fixed-rate loans; however, we do allow borrowers to pay an endorsement fee to convert an ARM loan to a fixed-rate loan. ARM loans can pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s payment also rises, increasing the potential for default.  This specific type of risk is known as repricing risk.

The Bank no longer offers an interest-only ARM product; however it still holds in its portfolio originated and purchased interest-only ARM loans.  At the time of origination, these loans did not require principal payments for a period of up to 10 years.  For originated interest-only ARM loans, borrowers were qualified based on a fully amortizing payment at the initial loan rate.  The Bank was more restrictive on debt-to-income ratios and credit scores on originated interest-only ARM loans than on other ARM loans to offset the potential risk of payment shock at the time the loan rate reprices and/or the principal and interest payments begin.  At September 30, 2013, $59.2 million, or approximately 1% of our one- to four-family loan portfolio, consisted of non-amortizing interest-only ARM loans.  The majority of these loans were purchased from nationwide lenders during fiscal year 2005.

Underwriting

One- to four-family loans are underwritten generally in accordance with Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) underwriting guidelines.  Full documentation to support the applicant’s credit, income, and sufficient funds to cover all applicable fees and reserves at closing are required on all loans.  Properties securing one- to four-family loans are appraised by either staff appraisers or fee appraisers, both of which are independent of the loan origination function and are approved by our Board of Directors.

Mortgage Insurance

For a conventional mortgage with  a loan-to-value (“LTV”) ratio in excess of 80% at the time of origination, private mortgage insurance (“PMI”) is required in order to reduce the Bank’s loss exposure to 80% of either the appraised value or the purchase price of the property, whichever is less.  The Bank will lend up to 97% of the lesser of the appraised value or purchase price for conventional one- to four-family loans, provided PMI is obtained.    Management continuously monitors the claim-paying ability of our PMI counterparties.  We believe our PMI counterparties have the ability to meet potential claim obligations we may file in the foreseeable future, with the exception of Republic Mortgage Insurance Company (“RMIC”) who is currently paying 60% of the dollar amount of individual claims filed and approved as required by its regulator.  The amount of loans in our portfolio covered by PMI provided by RMIC as of September 30, 2013 was $76.5 million, of which $75.3 million was current.

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

Purchased loans

The Bank purchases one- to four-family loans, on a loan-by-loan basis, from a select group of 26 correspondent lenders.  At September 30, 2013, the Bank had correspondent lending relationships in 23 states.  The loan products offered by our correspondent lenders are primarily underwritten by the Bank’s underwriters, but some are underwritten by a third party, independent of the correspondent lender, to ensure general consistency to the Bank’s underwriting standards.  During fiscal years 2013 and 2012, the Bank purchased $585.0 million and $267.5 million, respectively, of one- to four-family loans from correspondent lenders.  We pay a premium of 0.50% to 1.0% of the loan balance and we pay 1.0% of the loan balance to purchase the servicing of these loans.

The Bank has an agreement with a mortgage sub-servicer to provide loan servicing for loans originated by the Bank’s correspondent lenders in certain states.  The sub-servicer has experience servicing loans in the market areas in which we purchase loans and services the loans according to the Bank’s servicing standards, which is intended to allow the Bank greater control over servicing and help maintain a standard of loan performance.

The Bank also purchases one- to four-family loans from correspondent and nationwide lenders in bulk loan packages.  The servicing rights are generally retained by the lender/seller for the loans purchased from nationwide lenders; however, our sub-servicer services bulk loan packages purchased from nationwide lenders and certain correspondent lenders, when economically feasible.  The servicing with nationwide lenders is governed by a servicing agreement, which outlines collection policies and procedures, as well as oversight requirements, such as servicer certifications attesting to and providing proof of compliance with the servicing agreement.

Each loan in a bulk loan package is evaluated on criteria such as loan amount, credit scores, LTV ratios, geographic location, and debt ratios, and is required to be comparable to loans originated according to the Bank’s internal underwriting standards.  Before committing to a bulk loan purchase, the Bank’s Chief Lending Officer or Secondary Marketing Manager reviews specific criteria such as loan amount, credit scores, LTV ratios, geographic location, and debt ratios of each loan in the pool.  If the specific criteria do not meet the Bank’s underwriting standards and compensating factors are not sufficient, then a loan will be removed from the package.  Once the review of the specific criteria is complete and loans not meeting the Bank’s standards are removed from the package, changes are sent back to the lender/seller for acceptance and pricing.  Before the bulk loan purchase is funded, an internal Bank underwriter or a third party reviews at least 25% of the loan files to confirm loan terms, credit scores, debt service ratios, property appraisals, and other underwriting related documentation.  Our standard contractual agreement with the lender/seller includes recourse options for any breach of representation or warranty with respect to the loans purchased.  The Bank did not request any lenders/sellers to repurchase loans for breach of representation during fiscal year 2013.

During fiscal year 2013, the Bank did not complete any bulk loan purchases of one- to four-family loans, compared to $362.7 million in fiscal year 2012.  The prior year amount includes a bulk loan purchase of $342.5 million, for which the Bank has full recourse from the seller if a loan in this package goes 60 days delinquent at any point during the life of the loan.  If such an event occurs, the seller must either replace or repurchase the loan from the Bank.  During fiscal year 2013, no loans were replaced or repurchased by the seller as a result of delinquencies.

Loan purchases enable the Bank to attain some geographic diversification in the loan portfolio.  We have experienced some performance issues and losses on some of the bulk loans purchased prior to fiscal year 2008, the majority of which were originated between calendar years 2004 and 2006.  These loans met our underwriting standards at the time of purchase; however, as a result of the continued elevated levels of unemployment and the declines in real estate values, we have experienced an increase in non-performing loans and charge-offs/losses related to those loans, as compared to historical levels.  See additional discussion regarding non-performing purchased loans in “Asset Quality – Loans and Other Real Estate Owned.”

Loan endorsement program

In an effort to offset the impact of repayments and to retain our customers, existing loan customers, including customers whose loans  were purchased from a correspondent lender, have the opportunity, for a cash fee, to endorse their original loan terms to current loan terms being offered.  Customers whose loans have been sold to third parties, or have been delinquent on their contractual loan payments during the previous 12 months, or are currently in bankruptcy, are ineligible to participate in the program.  The Bank does not solicit customers for this program, but considers it a valuable opportunity to retain customers who, based on our initial underwriting criteria, could likely obtain similar financing elsewhere.  During fiscal years 2013 and 2012, we endorsed $487.0 million and $868.6 million of one- to four-family loans, respectively.

Loan sales

Conventional one- to four-family loans may be sold on a bulk basis for portfolio restructuring or on a flow basis as loans are originated to reduce interest rate risk and/or maintain a certain liquidity position.  The Bank generally retains the servicing on these loans.  ALCO determines the criteria upon which conventional one- to four-family loans are to be originated as held-for-sale or held-for-investment.  Conventional one- to four-family loans originated as held-for-sale are to be sold in accordance with policies set forth by ALCO.  Conventional one- to four-family loans originated as held-for-investment are generally not sold unless a specific segment of the portfolio is identified for asset restructuring purposes.  Generally, the Bank will continue to service these loans.  The Bank did not sell any conventional one- to four-family loans during fiscal years 2013 and 2012.

As noted above, FHA loans are originated with the intention of selling the loans on a flow basis with servicing released. The Bank sold $6.9 million and $6.3 million of FHA loans during fiscal years 2013 and 2012, respectively.

Construction Lending.    The Bank also originates and purchases construction-to-permanent loans primarily secured by one- to four-family residential real estate.  Bank policy permits a limited amount of construction loans secured by multi-family dwellings and commercial real estate.  The underwriting details for multi-family dwelling and commercial real estate are presented in the “Multi-family and Commercial Real Estate Lending” below.  At September 30, 2013, we had $77.7 million in construction-to-permanent loans outstanding, including undisbursed loan funds, representing approximately 1% of our total loan portfolio.  Of the $77.7 million in construction-to-permanent loans outstanding at September 30, 2013, $63.2 million, or approximately 81%, related to one- to four-family residential real estate.

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

Consumer Lending.    The Bank offers a variety of secured consumer loans, including home equity loans and lines of credit, home improvement loans, auto loans, and loans secured by savings deposits.  The Bank also originates a very limited amount of unsecured loans.  The Bank does not originate any consumer loans on an indirect basis, such as contracts purchased from retailers of goods or services which have extended credit to their customers.  All consumer loans are originated in the Bank’s market areas.  At September 30, 2013, our consumer loan portfolio totaled $140.7 million, or approximately 2% of our total loan portfolio.

The majority of the consumer loan portfolio is comprised of home equity lines of credit for which the Bank also has the first mortgage or there is no first mortgage, which have interest rates that can adjust monthly based upon changes in the Prime rate, to a maximum of 18%.  Our policy during fiscal years 2013 and 2012 was that a home equity line, together with the existing first mortgage, could be up to 90% of the collateral value of the property at the time of origination.  Approximately 68%, or $75.7 million, of our home equity lines at September 30, 2013 were originated with a payment requirement of 1.5% of the outstanding loan balance per month, but have no stated term-to-maturity and no repayment period.  Repaid principal may be re-advanced at any time, not to exceed the original credit limit of the loan.  Approximately 28%, or $30.7 million, of our home equity lines at September 30, 2013 were originated with a seven year draw period with a 10 year repayment term and typically a payment requirement of 1.5% of the outstanding loan balance per month during the draw period, with an amortizing payment during the repayment period.  Repaid principal may be re-advanced at any time during the draw period, not to exceed the original credit limit of the loan.  We also offer interest-only home equity lines of credit.  These loans have a maximum term of 12 months and require monthly payments of accrued interest, and a balloon payment at maturity.  At September 30, 2013, approximately 4%, or $4.4 million, of our home equity lines were interest-only.  Closed-end home equity loans may be originated up to 95% of the value of the property securing the loans, taking into consideration the existing first mortgage.  The term-to-maturity of closed-end home equity loans may be up to 20 years.  Other consumer loan terms vary according to the type of collateral and the length of the contract.  Home equity loans, including lines of credit and closed-end loans, comprised approximately 96% of our consumer loan portfolio, or $135.0 million, at September 30, 2013; of that amount,  82% was adjustable-rate.

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

Multi-family and Commercial Real Estate Lending.  At September 30, 2013, the Bank’s multi-family and commercial real estate loans totaled $50.4 million, or approximately 1% of our total loan portfolio.  These loans are originated by the Bank or are in participation with a lead bank, and are secured primarily by multi-family dwellings or commercial real estate.  Additionally, the Bank originates or participates with a lead bank in construction loans related to commercial properties.  At September 30, 2013, construction loans related to commercial properties totaled  $14.5 million.  At September 30, 2013, the balance of multi-family, commercial real estate loans, and construction loans related to commercial properties that were in participation with a lead bank was $30.3 million.

Multi-family and commercial real estate loans, including construction loans related to commercial properties, are granted based on the income producing potential of the property and the financial strength of the borrower and guarantors.  At the time of origination, LTV ratios on these loans cannot exceed 80% of the appraised value of the property securing the loans.  The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt at the time of origination.  The Bank generally requires personal guarantees of the borrowers covering a portion of the debt in addition to the security property as collateral for these loans.  Appraisals on properties securing originated loans are performed by independent state certified fee appraisers approved by the Board of Directors.  These loans are originated with either a fixed or adjustable interest rate.  The interest rate on ARM loans is based on a variety of indices, generally determined through negotiation with the borrower or determined by the lead bank.  While maximum maturities may extend to 30 years, these loans frequently have shorter maturities and may not be fully amortizing, requiring balloon payments of unamortized principal at maturity.

We generally do not maintain a tax or insurance escrow account for multi-family or commercial real estate loans.  In order to monitor the adequacy of cash flows on income-producing properties with a principal balance of $1.5 million or more, the borrower is notified annually to provide financial information including rental rates and income, maintenance costs, and an update of real estate property tax payments, as well as personal financial information for the guarantors.

Our multi-family and commercial real estate loans are generally large dollar loans and involve a greater degree of credit risk than one- to four-family loans.  Such loans typically involve large balances to single borrowers or groups of related borrowers.  Because payments on these loans are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the economy or the real estate market.  If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may become impaired.

Loan Portfolio.  The following table presents the composition of our loan portfolio as of the dates indicated.  Total loans receivable increased $362.6 million, from $5.65 billion at September 30, 2012 to $6.01 billion at September 30, 2013.  The increase in the loan portfolio was due primarily to originations and correspondent one- to four-family loan purchases outpacing principal repayments between periods.  The growth in the loan portfolio was primarily funded with cash flows from the securities portfolio.  When we purchase a one- to four- family loan from a correspondent lender, we pay a premium of 0.50% to 1.0% of the loan balance and we pay 1.0% of the loan balance to purchase the servicing of the loan.  These amounts are included in “Premiums/deferred costs” in the following table.

	September 30,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$5,743,047	95.5%	$5,392,429	95.5%	$4,918,778	94.7%	$4,915,651	94.4%	$5,321,935	94.2%
Multi-family and commercial	50,358	0.9	48,623	0.9	57,965	1.1	66,476	1.3	80,493	1.4
Construction	77,743	1.3	52,254	0.9	47,368	0.9	33,168	0.6	39,535	0.7
Total real estate loans	5,871,148	97.7	5,493,306	97.3	5,024,111	96.7	5,015,295	96.3	5,441,963	96.3

Consumer Loans:
Home equity	135,028	2.2	149,321	2.6	164,541	3.2	186,347	3.6	195,557	3.5
Other	5,623	0.1	6,529	0.1	7,224	0.1	7,671	0.1	9,430	0.2
Total consumer loans	140,651	2.3	155,850	2.7	171,765	3.3	194,018	3.7	204,987	3.7
Total loans receivable	6,011,799	100.0%	5,649,156	100.0%	5,195,876	100.0%	5,209,313	100.0%	5,646,950	100.0%

Less:
Undisbursed loan funds	42,807		22,874		22,531		15,489		20,649
ACL	8,822		11,100		15,465		14,892		10,150
Discounts/unearned loan fees	23,057		21,468		19,093		22,267		23,549
Premiums/deferred costs	(21,755)		(14,369)		(10,947)		(11,537)		(11,363)
Total loans receivable, net	$5,958,868		$5,608,083		$5,149,734		$5,168,202		$5,603,965

The following table presents the contractual maturity of our loan portfolio, along with associated weighted average rates, at September 30, 2013.  Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses.

	Real Estate						Consumer
			Multi-family and
	One- to Four-Family		Commercial		Construction(2)		Home Equity(3)		Other		Total
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Amounts due:
Within one year(1)	$1,191	4.83%	$1,903	5.45%	$35,238	3.60%	$1,061	5.95%	$855	3.89%	$40,248	3.79%

After one year:
Over one to two	1,956	5.45	--	0.00	42,505	3.66	2,617	4.70	1,037	6.35	48,115	3.85
Over two to three	6,150	5.29	3,073	5.00	--	--	1,334	5.80	867	4.08	11,424	5.18
Over three to five	71,255	4.90	1,969	5.02	--	--	1,839	5.46	2,723	3.73	77,786	4.88
Over five to ten	263,523	4.10	39,794	5.13	--	--	11,615	5.89	141	8.66	315,073	4.30
Over ten to fifteen	1,481,910	3.46	266	6.25	--	--	40,150	5.72	--	--	1,522,326	3.52
After fifteen years	3,917,062	3.85	3,353	6.39	--	--	76,412	4.93	--	--	3,996,827	3.87
Total due after one year	5,741,856	3.77	48,455	5.21	42,505	3.66	133,967	5.26	4,768	4.51	5,971,551	3.82

Totals loans	$5,743,047	3.77%	$50,358	5.22%	$77,743	3.63%	$135,028	5.26%	$5,623	4.41%	6,011,799	3.82%

Less:
Undisbursed loan funds											42,807
ACL											8,822
Discounts/unearned loan fees											23,057
Premiums/deferred costs											(21,755)
Total loans receivable, net											$5,958,868

(1)	Includes demand loans, loans having no stated maturity, and overdraft loans.
(2)	Construction loans are presented based upon the term to complete construction.
(3)

For home equity loans, the maturity date calculated assumes the customer always makes the required minimum payment.  The majority of interest-only home equity lines of credit assume a balloon payment of unpaid principal at 120 months.  All other home equity lines of credit generally assume a term of 240 months.

The following table presents, as of September 30, 2013, the amount of loans due after September 30, 2014, and whether these loans have fixed or adjustable interest rates.

	Fixed	Adjustable	Total
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$4,622,780	$1,119,076	$5,741,856
Multi-family and commercial	48,455	--	48,455
Construction	33,280	9,225	42,505
Consumer Loans:
Home equity	24,183	109,784	133,967
Other	1,786	2,982	4,768
Total	$4,730,484	$1,241,067	$5,971,551

The following table shows our loan originations and refinances, loan purchases and participations, net charge-offs, and repayment activity for the periods indicated.  Purchased loans include loans purchased from correspondent and nationwide lenders.  Construction loans originated and purchased during the periods are included in their respective categories.  The table below does not include $487.1 million, $886.9 million, and $965.1 million of loans that were endorsed during fiscal years 2013,  2012, and 2011, respectively.

	Year Ended September 30,
	2013	2012	2011
	(Dollars in thousands)
Originations and refinances:
One- to four-family	$849,856	$806,420	$759,664
Multi-family and commercial	3,497	--	892
Home equity	71,839	73,553	72,631
Other consumer	2,457	3,973	4,058
	927,649	883,946	837,245

Purchases and participations:
One- to four-family	585,025	630,180	181,971
Multi-family and commercial	28,510	13,975	--
Other consumer	--	133	--
	613,535	644,288	181,971

Net charge-offs(1)	(1,211)	(6,012)	--
Principal repayments	(1,170,625)	(1,060,324)	(1,019,307)
Net change in other items	(6,705)	(8,618)	(13,346)

Net increase (decrease) in loans receivable	$362,643	$453,280	$(13,437)

(1)	Net charge-offs represent potential loss amounts that reduce the unpaid principal balance of a loan.

The following table presents one- to four-family loan originations and correspondent purchases, including refinances, for the top 12 states based on volume during the fiscal year ended September 30, 2013, along with percent of total and associated weighted average rates for the year ended September 30, 2013.

State	Amount	% of Total	Rate
	(Dollars in thousands)
Kansas	$801,338	55.8%	3.33%
Missouri	357,501	24.9	3.26
Texas	101,365	7.1	3.31
Tennessee	54,911	3.8	3.24
Oklahoma	37,273	2.6	3.30
Alabama	35,383	2.5	3.17
North Carolina	12,401	0.9	3.41
Nebraska	7,232	0.5	3.46
Massachusetts	5,592	0.4	3.12
Maine	4,194	0.3	3.33
Colorado	4,019	0.3	3.23
Louisiana	3,181	0.2	3.40
Other states	10,491	0.7	3.32
	$1,434,881	100.0%	3.30%

Asset Quality – Loans and Other Real Estate Owned (“OREO”)

The Bank’s traditional underwriting guidelines have provided the Bank with generally low delinquencies and low levels of non-performing assets compared to national levels.  Of particular importance is the complete and full documentation required for each loan the Bank originates and purchases.  This allows the Bank to make an informed credit decision based upon a thorough assessment of the borrower’s ability to repay the loan.

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

Delinquent and non-performing loans and OREO

The following table presents the Company’s 30 to 89 day delinquent loans at the dates indicated.

	Loans Delinquent for 30 to 89 Days at September 30,
	2013		2012		2011
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	164	$18,225	142	$14,178	172	$17,706
Correspondent purchased	5	709	3	770	6	2,004
Bulk purchased	37	7,733	39	7,695	34	6,199
Multi-family and commercial	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Consumer Loans:
Home equity	45	848	28	521	43	759
Other	13	35	16	106	14	92
	264	$27,550	228	$23,270	269	$26,760

30 to 89 days delinquent loans
to total loans receivable, net		0.46%		0.41%		0.52%

The balance of loans 30 to 89 days delinquent increased $4.3 million from $23.3 million at September 30, 2012 to $27.6 million at September 30, 2013.  The increase was primarily in the originated loan category.    At September 30, 2013, originated one- to four-family loans 30 to 89 days delinquent had a LTV of 69% at the time of origination.  Additionally, these loans are located in Kansas and Missouri which have not experienced significant fluctuations in home prices over the past 10 years.  Loans 30 to 89 days delinquent are included in the ACL formula analysis, unless the loan has been individually evaluated for loss, in which case, any losses are charged-off.  At September 30, 2013, $18.0 million of the originated one- to four-family loans 30 to 89 days delinquent were included in the ACL formula analysis.

The table below presents the Company’s non-performing loans and OREO at the dates indicated.   Non-performing loans are loans that are 90 or more days delinquent or in foreclosure or nonaccrual loans less than 90 days delinquent, which are loans that are required to be reported as nonaccrual pursuant to regulatory requirements, even if the loans are current.  In accordance with regulatory requirements, troubled debt restructurings (“TDRs”) that were either nonaccrual at the time of restructuring or did not receive a credit evaluation prior to the restructuring and have not made six consecutive monthly payments per the restructured loan terms must be reported as nonaccrual loans.  Similarly, loans that have been discharged under Chapter 7 bankruptcy proceedings where the borrower has not reaffirmed the debt owed to the lender (“Chapter 7 loans”) must be reported as nonaccrual loans, even if the loans are current, until the borrower has made six consecutive monthly payments subsequent to their discharge date.  The balance of loans that are current or 30 to 89 days delinquent but are required by regulatory requirements to be reported as nonaccrual was $7.0 million at September 30, 2013.  At all dates presented, there  were no loans 90 or more days delinquent that were still accruing interest.  OREO primarily includes assets acquired in settlement of loans.  Over the past 12 months, OREO properties were owned by the Bank, on average, for approximately four months before the properties were sold.  Non-performing assets include non-performing loans and OREO.

	September 30,
	2013		2012		2011		2010		2009
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure
One- to four-family:
Originated	101	$8,579	86	$7,885	101	$11,727	105	$12,134	98	$9,001
Correspondent purchased	5	812	5	722	5	648	4	750	1	247
Bulk purchased	34	9,608	43	10,447	46	13,749	60	18,375	70	21,259
Consumer Loans:
Home equity	29	485	19	369	21	380	31	685	22	367
Other	4	5	4	27	3	3	6	12	8	45
	173	19,489	157	19,450	176	26,507	206	31,956	199	30,919
Nonaccrual TDRs less than 90 Days Delinquent(1)
One- to four-family:
Originated	57	5,833	77	8,815	--	--	--	--	--	--
Correspondent purchased	2	740	4	686	--	--	--	--	--	--
Bulk purchased	2	280	10	2,405	--	--	--	--	--	--
Consumer Loans:
Home equity	6	101	22	456	--	--	--	--	--	--
Other	--	--	1	12	--	--	--	--	--	--
	67	6,954	114	12,374	--	--	--	--	--	--
Total non-performing loans	240	26,443	271	31,824	176	26,507	206	31,956	199	30,919

Non-performing loans as a percentage of total loans(2)		0.44%		0.57%		0.51%		0.62%		0.55%

OREO:
One- to four-family:
Originated(3)	28	2,074	59	5,374	67	5,843	66	5,338	47	5,380
Correspondent purchased	2	71	1	92	7	1,099	7	834	1	322
Bulk purchased	4	380	6	1,172	12	2,877	17	3,748	8	1,702
Consumer Loans:
Home equity	2	57	1	9	--	--	--	--	--	--
Other(4)	1	1,300	1	1,400	1	1,502	--	--	--	--
	37	3,882	68	8,047	87	11,321	90	9,920	56	7,404
Total non-performing assets	277	$30,325	339	$39,871	263	$37,828	296	$41,876	255	$38,323

Non-performing assets as a percentage of total assets		0.33%		0.43%		0.40%		0.49%		0.46%

(1)

Represents loans required to be reported as nonaccrual by regulatory requirements regardless of delinquency status.  At September 30, 2013 and 2012, this amount was comprised of $1.1 million and $1.2 million, respectively, of loans that were 30 to 89 days delinquent and are reported as such, and $5.9 million and $11.2 million, respectively, of loans that were current.

(2)

Excluding loans required to be reported as nonaccrual by the OCC regardless of delinquency status, non-performing loans as a percentage of total loans were 0.33% and 0.35% at September 30, 2013 and 2012, respectively.

(3)	Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.
(4)	Other represents a single property the Bank purchased for a potential branch site but now intends to sell.

The balance of one- to four-family loans 90 or more days delinquent or in foreclosure was $19.5 million at both September 30, 2012 and 2013.  Once a one- to four-family loan is generally 180 days delinquent and/or enters foreclosure, a new collateral value is obtained through an appraisal, less estimated selling costs and anticipated PMI receipts.  Any loss amounts as a result of this review are charged-off.  At September 30, 2013, $14.8 million, or 78%, of the one-to four-family loans 90 or more days delinquent or in foreclosure had been individually evaluated for loss and any losses were charged-off.  The remaining $4.2 million of one- to four-family loans 90 or more days delinquent not individually evaluated for loss were included in the ACL formula analysis model at September 30, 2013.

Of the $9.6 million of bulk purchased one- to four-family loans 90 or more days delinquent or in foreclosure as of September 30, 2013, $9.5 million, or 99%, were originated in calendar year 2004 or 2005.  Of the $9.4 million of originated and correspondent one- to four-family loans 90 or more days delinquent or in foreclosure as of September 30, 2013, $7.6 million, or 81%, were originated in calendar year 2007 or earlier.

The amount of interest income on nonaccrual loans and TDRs as of September 30, 2013 included in interest income was $2.4 million for the year ended September 30, 2013.  The amount of additional interest income that would have been recorded on nonaccrual loans and TDRs as of September 30, 2013 if they had performed in accordance with their original terms was $839 thousand for the year ended September 30, 2013.

The following table presents the top 14 states where the properties securing our one- to four-family loans are located and their corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at September 30, 2013.  The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available.  At September 30, 2013, potential losses, after taking into consideration anticipated PMI proceeds and the costs to sell the property, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent or
	One- to Four-Family		Days Delinquent		in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,757,089	65.4%	$14,371	53.9%	$8,012	42.2%	73%
Missouri	1,006,753	17.5	5,755	21.6	1,786	9.4	77
California	316,752	5.5	--	--	--	--	n/a
Texas	134,869	2.3	851	3.2	--	--	n/a
Tennessee	66,749	1.2	--	--	--	--	n/a
Oklahoma	61,595	1.1	28	0.1	379	2.0	61
Alabama	54,919	1.0	--	--	--	--	n/a
Illinois	37,929	0.7	668	2.5	1,268	6.7	71
Nebraska	34,975	0.6	1,038	3.9	236	1.2	74
North Carolina	25,787	0.4	300	1.1	--	--	n/a
Minnesota	21,276	0.4	303	1.1	--	--	n/a
Colorado	20,628	0.4	255	1.0	--	--	n/a
New York	20,139	0.3	168	0.6	1,436	7.6	76
Florida	19,752	0.3	--	--	1,491	7.8	74
Other states	163,835	2.9	2,930	11.0	4,391	23.1	75
	$5,743,047	100.0%	$26,667	100.0%	$18,999	100.0%	74%

Troubled Debt Restructurings.  For borrowers experiencing financial difficulties, the Bank may grant a concession to the borrower.  Generally, the Bank grants a short-term payment concession to borrowers who are experiencing a temporary cash flow problem.  The most frequently used concession is to reduce the monthly payment amount for a period of 6 to 12 months, often by only requiring payments of interest and escrow during this period.  These restructurings result in an extension of the maturity date of the loan.  For more severe situations requiring long-term solutions, the Bank also offers interest rate reductions to currently-offered rates and more lengthy extensions of the maturity date.  Each such loan with a concession is considered a TDR.  The Bank does not forgive principal or interest nor does it commit to lend additional funds, except for situations generally involving the capitalization of delinquent interest and/or escrow balances, not to exceed the original loan balance, to these borrowers.

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

A TDR is reported as such until it pays off, unless it has been restructured to an interest rate equal to or greater than the rate the Bank was willing to accept at the time of the restructuring for a new loan with comparable risk, and has performed under the new terms of the restructuring agreement for at least 12 consecutive months.  During July 2012, the OCC provided guidance to the industry regarding Chapter 7 loans.  The OCC requires that these loans be reported as TDRs (“Chapter 7 TDRs”), regardless of their delinquency status.  These loans will be reported as TDRs until the borrower has made 48 consecutive monthly loan payments after the Chapter 7 discharge date.

At September 30, 2013, 2012, 2011, 2010, and 2009, the Bank had TDRs with a  balance of $49.5 million, $52.2 million, $50.4 million, $27.2 million, and $10.8 million, respectively.  Of the $49.5 million of TDRs at September 30, 2013, $38.4 million were originated loans, $2.9 million were correspondent purchased loans, and $8.2 million were bulk purchased loans.  Additionally, of the $49.5 million of TDRs at September 30, 2013, $4.4 million were 30 to 89 days delinquent and $5.5 million were 90 or more days delinquent or in foreclosure.  Included in the ACL formula analysis model at September 30, 2013 was $34.4 million of TDRs and $112 thousand of the ACL was related to these loans.  The remaining $15.1 million of TDRs at September 30, 2013 were individually evaluated for loss and any potential losses were charged-off.

The following table presents TDR activity, at recorded investment, during fiscal year 2013.    The recorded investment in loans is defined as the unpaid principal balance of a loan (net of unadvanced funds related to loans in process), less charge-offs and inclusive of unearned loan fees and deferred costs.  Excluded from the restructuring activity in the table below is $4.9 million of loans that were restructured in the current fiscal year, as well as in a prior fiscal year, and are therefore already presented in the beginning balance.  Of the $4.9 million of loans, $3.3 million related to borrowers that endorsed during the current fiscal year in order to obtain a lower market interest rate.  Additionally, $308 thousand of loans were restructured more than once during the current fiscal year.

	Concession
	Granted	Loan
	by the	Endorsement
	Bank	Program	Total
	(Dollars in thousands)
Beginning balance	$31,687	$20,347	$52,034
Restructurings	13,329	10,092	23,421
Chapter 7 TDRs	4,999	--	4,999
TDRs no longer reported as such(1)	(6,664)	(14,566)	(21,230)
Principal repayments/payoffs	(7,513)	(1,628)	(9,141)
Charge-offs, net	(651)	--	(651)
Ending balance	$35,187	$14,245	$49,432

(1)	These loans have met certain criteria and are no longer required to be reported as TDRs.

The following table presents the recorded investment in TDRs as of September 30, 2013 by asset classification.    For additional asset classification information, see “Asset Quality – Loans and Other Real Estate Owned – Classified Assets”.

	Concession
	Granted	Loan
	by the	Endorsement
	Bank	Program	Total
	(Dollars in thousands)
Not classified(1)	$2,587	$--	$2,587
Special mention	4,647	13,607	18,254
Substandard	27,953	638	28,591
	$35,187	$14,245	$49,432

(1)

These loans have been discharged under Chapter 7 bankruptcy but the borrower has made 12 consecutive monthly payments subsequent to their discharge date and therefore the loans are no longer classified per the Bank’s asset classification policies.

Impaired Loans.    A loan is reported as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  The following types of loans are reported as impaired loans: all nonaccrual loans, loans classified as substandard, loans partially charged-off, Chapter 7 loans,  and all TDRs except those that have been restructured to an interest rate equal to or greater than the rate the Bank was willing to accept at the time of the restructuring for a new loan with comparable risk, and have performed under the new terms of the restructuring agreement for at least 12 consecutive months.  The unpaid principal balance of loans reported as impaired at September 30, 2013, 2012 and 2011 was $69.4 million, $70.5 million and $72.0 million, respectively.

Classified Assets.    In accordance with the Bank’s asset classification policy, management regularly reviews the problem assets in the Bank’s portfolio to determine whether any assets require classification.  Asset classifications are defined as follows:

•

Special mention - These assets are performing assets on which known information about the collateral pledged or the possible credit problems of the borrower(s) have caused management to have doubts as to the ability of the borrower(s) to comply with present loan repayment terms and which may result in the future inclusion of such loans in the non-performing loan categories.

•

Substandard - An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility the Bank will sustain some loss if the deficiencies are not corrected.

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

The following table sets forth the recorded investment in assets, classified as special mention or substandard, at September 30, 2013.  At September 30, 2013,  there were no loans classified as doubtful, and all loans classified as loss were fully charged-off.

	Special Mention		Substandard
	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	148	$29,359	259	$27,761
Purchased	11	1,871	48	14,195
Multi-family and commercial	3	1,976	--	--
Consumer Loans:
Home equity	7	87	53	819
Other	--	--	5	13
Total loans	169	33,293	365	42,788

OREO:
Originated	--	--	30	2,131
Purchased	--	--	6	451
Total OREO	--	--	36	2,582

Trust preferred securities (“TRUPs”)	--	--	1	2,423
Municipal bonds	--	--	1	1,001
Total classified assets	169	$33,293	403	$48,794

Allowance for credit losses and provision for credit losses.    Management maintains an ACL to absorb inherent losses in the loan portfolio based on ongoing quarterly assessments of the loan portfolio.  Our ACL methodology considers a number of factors including the trend and composition of delinquent loans, results of foreclosed property and short sale transactions, charge-off trends, the current status and trends of local and national economies (particularly levels of unemployment), trends and current conditions in the real estate and housing markets, and loan portfolio growth and concentrations.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Allowance for Credit Losses” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K for a full discussion of our ACL methodology.

At September 30, 2013, our ACL was $8.8 million, or 0.15% of the total loan portfolio and 33.4% of total non-performing loans.  This compares with an ACL of $11.1 million, or 0.20% of the total loan portfolio and 34.9% of total non-performing loans as of September 30, 2012.  The ACL is maintained through provisions for credit losses which are either charged or credited to income.  The provision for credit losses is established after considering the results of management’s quarterly assessment of the ACL.  For the year ended September 30, 2013,  the Company recorded a negative provision for credit losses of $1.1 million.  The negative provision in the current fiscal year reflects the decrease in our net charge-offs from the prior fiscal year, specifically related to our bulk purchased loan portfolio where the majority of our charge-offs occurred in recent years, coupled with a decline in the historical loss balances utilized in the formula analysis model as older, larger losses roll off.  The decrease in net charge-offs from the prior fiscal year was due to a stabilization and/or increase in property values, specifically in some of the states where we have purchased loans, along with a decrease in the number of bulk purchased loans going 180 days delinquent, which is generally when a loan is evaluated for loss.  See additional information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of Results of Operations for the Years Ended September 30, 2013 and 2012 – Provision for Credit Losses” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

The following table presents the ACL activity and related ratios at the dates and for the years indicated.

	Year Ended September 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$11,100	$15,465	$14,892	$10,150	$5,791
Charge-offs:
One- to four-family loans - originated	624	804	313	342	154
One- to four-family loans - correspondent	13	88	101	82	72
One- to four-family loans - purchased	761	5,186	2,928	3,707	1,781
Multi-family and commercial loans	--	--	--	--	--
Construction	--	--	--	--	--
Home equity	252	330	133	28	1
Other consumer loans	7	27	12	17	24
Total charge-offs	1,657	6,435	3,487	4,176	2,032
Recoveries:
One- to four-family loans - originated	14	14	--	--	--
One- to four-family loans - correspondent	--	2	--	--	--
One- to four-family loans - purchased	398	8	--	172	--
Multi-family and commercial loans	--	--	--	--	--
Construction	--	--	--	--	--
Home equity	33	6	--	--	--
Other consumer loans	1	--	--	--	--
Total recoveries	446	30	--	172	--
Net charge-offs	1,211	6,405	3,487	4,004	2,032
ACL on loans in the loan swap transaction	--	--	--	(135)	--
Provision for credit losses	(1,067)	2,040	4,060	8,881	6,391
Balance at end of period	$8,822	$11,100	$15,465	$14,892	$10,150

Ratio of net charge-offs during the period to
average loans outstanding during the period	0.02%	0.12%	0.07%	0.07%	0.04%

Ratio of net charge-offs during the period to average
non-performing assets	3.45%	16.49%	8.75%	9.99%	7.11%

ACL to non-performing loans at end of period	33.36%	34.88%	58.34%	46.60%	32.83%

ACL to loans receivable, net at end of period	0.15%	0.20%	0.30%	0.29%	0.18%

ACL to net charge-offs	7.3x	1.7x (1)	4.4x	3.7x	5.0x

(1)

As a result of the implementation of a new loan charge-off policy in January 2012 in accordance with regulatory requirements, $3.5 million of specific valuation allowances (“SVAs”) were charged-off and are reflected in the year ended September 30, 2012 activity.  These charge-offs did not impact the provision for credit losses, and therefore had no additional income statement impact as the amounts were expensed in previous periods.    Excluding the $3.5 million of SVAs that were charged off in January 2012, ACL to net charge-offs would have been 3.8x for fiscal year 2012.  Management believes it is important to present this ratio excluding the $3.5 million of SVAs charged-off for comparability purposes.

The distribution of our ACL at the dates indicated is summarized as follows:

	September 30,
	2013		2012		2011		2010		2009
		% of		% of		% of		% of		% of
	Amount of	Loans to	Amount of	Loans to	Amount of	Loans to	Amount of	Loans to	Amount of	Loans to
	ACL	Total Loans	ACL	Total Loans	ACL	Total Loans	ACL	Total Loans	ACL	Total Loans
	(Dollars in thousands)
One- to four-family:
Originated	$5,748	84.8%	$6,057	81.6%	$4,898	84.4%	$3,801	83.5%	$3,604	81.9%
Purchased	2,486	10.7	4,453	13.9	9,899	10.3	10,425	10.8	5,972	12.3
Multi-family and commercial	172	0.8	196	0.9	254	1.1	275	1.3	227	1.4
Construction	36	1.3	40	0.9	19	0.9	12	0.6	22	0.7
Consumer:
Home equity	342	2.3	301	2.6	354	3.2	319	3.6	268	3.5
Other consumer	38	0.1	53	0.1	41	0.1	60	0.2	57	0.2
	$8,822	100.0%	$11,100	100.0%	$15,465	100.0%	$14,892	100.0%	$10,150	100.0%

Investment Activities

Federally chartered savings institutions have the authority to invest in various types of liquid assets, including U.S. Treasury obligations; securities of various federal agencies; government-sponsored enterprises (“GSEs”), including callable agency securities; municipal bonds; certain certificates of deposit of insured banks and savings institutions; certain bankers’ acceptances; repurchase agreements; and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in investment grade commercial paper, corporate debt securities, and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.  As a member of the FHLB, the Bank is required to maintain a specified investment in the capital stock of the FHLB.  See “Regulation and Supervision – Federal Home Loan Bank System,” “Capitol Federal Savings Bank,” and “Office of the Comptroller of the Currency” for a discussion of additional restrictions on our investment activities.

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

We classify securities as either trading, available-for-sale (“AFS”) or held-to-maturity (“HTM”) at the date of purchase.  Securities that are purchased and held principally for resale in the near future are classified as trading securities and are reported at fair value, with unrealized gains and losses reported in the consolidated statements of income.  AFS securities are reported at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within stockholders’ equity, net of deferred income taxes.  HTM securities are reported at cost, adjusted for amortization of premium and accretion of discount.  We have both the ability and intent to hold the HTM securities to maturity.

On a quarterly basis, management conducts a formal review of securities for the presence of an other-than-temporary impairment.  Management assesses whether an other-than-temporary impairment is present when the fair value of a security is less than its amortized cost basis at the balance sheet date.  For such securities, other-than-temporary impairment is considered to have occurred if the Company intends to sell the security, if it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, or if the present value of expected cash flows is not sufficient to recover the entire amortized cost.  Management does not believe any other-than-temporary impairments existed at September 30, 2013.

Investment Securities.  Our investment securities portfolio consists primarily of securities issued by GSEs (primarily FNMA, FHLMC, and FHLB) and taxable and non-taxable municipal bonds.  At September 30, 2013, our investment securities portfolio totaled $740.3 million.  The portfolio consists of securities classified as either HTM or AFS.  See “Notes to Consolidated Financial Statements – Note 3  – Securities”  and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investment Securities”   in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

During fiscal year 2013, our investment securities portfolio decreased $221.5 million from  $961.8 million at September 30, 2012 to $740.3 million at September 30, 2013.  The decrease in the balance was primarily a result of maturities and calls of $619.0 million, including $60.0 million of maturities at the holding company level, partially offset by purchases of $408.7 million.  The cash flows from calls and maturities of investment securities that were not reinvested into the portfolio were used largely to fund loan growth, pay dividends to stockholders, and repurchase stock.  The purchases during fiscal year 2013 were fixed-rate and had a weighted average yield of 1.00% and a weighted average life of approximately 2.1 years at the time of purchase.

Mortgage-Backed Securities.  At September 30, 2013, our MBS portfolio totaled $2.05 billion.    The portfolio consists of securities classified as either HTM or AFS.  Our MBS portfolio consists primarily of securities issued by GSEs.  The principal and interest payments of MBS issued by GSEs are collateralized by the underlying mortgage assets with principal and interest payments guaranteed by the agencies.  The underlying mortgage assets are conforming mortgages that comply with FNMA and FHLMC underwriting guidelines, as applicable, and are therefore not considered subprime.  See “Notes to Consolidated Financial Statements – Note 3 – Securities”  and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Mortgage-Backed Securities”   in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

During fiscal year 2013, our MBS portfolio decreased $285.2 million, from $2.33 billion at September 30, 2012, to $2.05 billion at September 30, 2013.    During fiscal year 2013, $442.5 million of MBS were purchased of which $420.3 million, or approximately 95%, were fixed-rate and the remaining  $22.2 million, or approximately 5%, were adjustable-rate.  The cash flows from MBS that were not reinvested into the portfolio were used largely to fund loan growth.

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

At September 30, 2013, the MBS portfolio included $378.3 million of collateralized mortgage obligations (“CMOs”).  CMOs are special types of pass-through debt securities in which the stream of principal and interest payments on the underlying mortgages or MBS are used to create investment classes with different maturities and, in some cases, different amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics.  We do not purchase residual interest bonds.

While MBS issued or backed by FNMA and FHLMC carry a reduced credit risk compared to whole mortgage loans, these securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of the underlying mortgage loans and consequently affect both the prepayment speed and value of the securities.  As noted above, the Bank, on some transactions, pays a premium over par value for MBS purchased.  Large premiums could cause significant negative yield adjustments due to accelerated prepayments on the underlying mortgages.  The balance of net premiums on our portfolio of MBS was $20.0 million at September 30, 2013.

The following table sets forth the composition of our investment and MBS portfolios at the dates indicated.  At September 30, 2013, our investment securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our stockholders’ equity, excluding those issued by GSEs.

	September 30,
	2013			2012			2011
	Carrying	% of	Fair	Carrying	% of	Fair	Carrying	% of	Fair
	Value	Total	Value	Value	Total	Value	Value	Total	Value
	(Dollars in thousands)
AFS:
GSE debentures	$702,228	65.7%	$702,228	$861,724	61.3%	$861,724	$748,308	50.3%	$748,308
MBS	363,964	34.0	363,964	540,306	38.4	540,306	732,436	49.3	732,436
TRUPs	2,423	0.2	2,423	2,298	0.1	2,298	2,941	0.2	2,941
Municipal bonds	1,352	0.1	1,352	2,516	0.2	2,516	2,754	0.2	2,754
	1,069,967	100.0	1,069,967	1,406,844	100.0	1,406,844	1,486,439	100.0	1,486,439

HTM:
MBS	1,683,744	98.0	1,706,638	1,792,636	95.0	1,872,519	1,679,640	70.9	1,738,558
GSE debentures	--	--	--	49,977	2.6	50,224	633,483	26.7	636,654
Municipal bonds	34,279	2.0	35,208	45,334	2.4	47,156	56,994	2.4	59,180
	1,718,023	100.0%	1,741,846	1,887,947	100.0%	1,969,899	2,370,117	100.0%	2,434,392
	$2,787,990		$2,811,813	$3,294,791		$3,376,743	$3,856,556		$3,920,831

The composition and maturities of the investment and MBS portfolio at September 30, 2013 are indicated in the following table by remaining contractual maturity, without consideration of call features or pre-refunding dates, along with associated weighted average yields.   Yields on tax-exempt investments are not calculated on a fully taxable equivalent basis.

	1 year or less		More than 1 to 5 years		More than 5 to 10 years		Over 10 years		Total Securities
	Carrying		Carrying		Carrying		Carrying		Carrying		Fair
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value
	(Dollars in thousands)
AFS:
GSE debentures	$--	--%	$625,588	1.02%	$76,640	1.20%	$--	--%	$702,228	1.04%	$702,228
MBS	--	--	6,351	4.90	110,973	4.90	246,640	2.54	363,964	3.30	363,964
TRUPs	--	--	--	--	--	--	2,423	1.51	2,423	1.51	2,423
Municipal bonds	190	3.59	1,162	3.70	--	--	--	--	1,352	3.69	1,352
	190	3.59	633,101	1.07	187,613	3.39	249,063	2.53	1,069,967	1.82	1,069,967

HTM:
MBS	--	--	37,597	4.34	399,200	1.80	1,246,947	2.29	1,683,744	2.22	1,706,638
Municipal bonds	6,716	2.75	23,001	3.03	418	3.71	4,144	3.10	34,279	2.99	35,208
	6,716	2.75	60,598	3.84	399,618	1.80	1,251,091	2.29	1,718,023	2.23	1,741,846
	$6,906	2.78%	$693,699	1.31%	$587,231	2.31%	$1,500,154	2.33%	$2,787,990	2.07%	$2,811,813

Sources of Funds

General.  Our primary sources of funds are deposits, FHLB borrowings, repurchase agreements, repayments and maturities of outstanding loans and MBS and other short-term investments, and funds provided by operations.

Deposits.  We offer a variety of retail deposit accounts having a wide range of interest rates and terms.  Our deposits consist of savings accounts, money market accounts, interest-bearing and noninterest-bearing checking accounts, and certificates of deposit.  We rely primarily upon competitive pricing policies, marketing, and customer service to attract and retain deposits.  The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition.  The variety of deposit accounts we offer has allowed us to utilize strategic pricing to obtain funds and to respond with flexibility to changes in consumer demand.  We seek to manage the pricing of our deposits in keeping with our asset and liability management, liquidity, and profitability objectives.  Based on our experience, we believe that our deposits are stable sources of funds.  Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been, and will continue to be, significantly affected by market conditions.

The following table sets forth our deposit flows during the periods indicated.  Included in the table are brokered and public unit deposits which totaled  $300.8 million, $276.3 million, and $190.1 million at September 30, 2013, 2012, and 2011, respectively.

	Year Ended September 30,
	2013	2012	2011
	(Dollars in thousands)
Opening balance	$4,550,643	$4,495,173	$4,386,310
Deposits	7,743,629	7,503,541	7,630,259
Withdrawals	7,719,718	7,494,271	7,585,217
Interest credited	36,892	46,200	63,821
Ending balance	$4,611,446	$4,550,643	$4,495,173

Net increase	$60,803	$55,470	$108,863

The following table sets forth the amount of deposits in the various types of deposit products we offered for the periods indicated.

	Year Ended September 30,
	2013		2012		2011
		%		%		%
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Checking	$655,933	14.2%	$606,504	13.3%	$551,632	12.3%
Savings	283,169	6.1	260,933	5.8	253,184	5.6
Money market	1,128,604	24.5	1,110,962	24.4	1,066,065	23.7
	2,067,706	44.8	1,978,399	43.5	1,870,881	41.6

Certificates of deposit:
0.00 – 0.99%	1,179,921	25.6	1,005,724	22.1	339,803	7.6
1.00 – 1.99%	852,258	18.5	800,745	17.6	1,106,957	24.6
2.00 – 2.99%	476,003	10.3	663,985	14.6	775,235	17.2
3.00 – 3.99%	35,014	0.8	95,765	2.1	371,682	8.3
4.00 – 4.99%	544	--	6,025	0.1	30,615	0.7
Total certificates	2,543,740	55.2	2,572,244	56.5	2,624,292	58.4

	$4,611,446	100.0%	$4,550,643	100.0%	$4,495,173	100.0%

The following tables set forth scheduled maturity information for our certificates of deposit, along with associated weighted average rates, at September 30, 2013.

	Amount Due
		More than	More than
	1 year	1 year to	2 to 3	More than	Total
Rate range	or less	2 years	years	3 years	Amount	Rate
	(Dollars in thousands)
0.00 – 0.99%	$875,781	$189,120	$84,988	$30,032	$1,179,921	0.48%
1.00 – 1.99%	122,488	225,966	223,277	280,527	852,258	1.40
2.00 – 2.99%	190,357	243,786	40,114	1,746	476,003	2.54
3.00 – 3.99%	17,206	17,285	189	334	35,014	3.09
4.00 – 4.99%	263	208	73	--	544	4.38
	$1,206,095	$676,365	$348,641	$312,639	$2,543,740	1.21%

Rate	0.90%	1.61%	1.36%	1.37%
Weighted average maturity (in years)	0.5	1.5	2.5	3.8	1.4
Weighted average maturity for the retail certificate of deposit portfolio (in years)					1.5

	Amount Due
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)
Retail certificates of deposit less than $100,000	$159,308	$174,153	$390,243	$828,205	$1,551,909
Retail certificates of deposit of $100,000 or more	62,407	53,176	170,659	404,758	691,000
Brokered deposits less than $100,000	--	--	21,812	41,878	63,690
Public units of $100,000 or more	101,973	36,350	36,014	62,804	237,141
	$323,688	$263,679	$618,728	$1,337,645	$2,543,740

The Board of Directors has authorized the utilization of brokers to obtain deposits as a source of funds.  The Bank has entered into several relationships with nationally recognized wholesale deposit brokerage firms to accept deposits from these firms.  Depending on market conditions, the Bank may use brokered deposits to fund asset growth and gather deposits that may help to manage interest rate risk.  At September 30, 2013, the rates paid on brokered deposits plus fees were generally consistent with rates offered by FHLB on advances and were slightly higher than the rates paid on retail deposits.  At September 30, 2013 the balance of brokered deposits was $63.7 million, or approximately 1% of total deposits,  compared to $83.7 million, or approximately 2% of total deposits, at September 30, 2012.

The Board of Directors also has authorized the utilization of public unit deposits as a source of funds.  In order to qualify to obtain such deposits, the Bank must have a branch in each county in which it collects public unit deposits and, by law, must pledge securities as collateral for all such balances in excess of the FDIC insurance limits.  At September 30, 2013 the balance of public unit deposits was  $237.1 million, or approximately 5% of total deposits, compared to  $192.6 million, or approximately 4% of total deposits,  at September 30, 2012.

As of September 30, 2013, the Bank’s policy allows for combined brokered and public unit deposits up to 15% of total deposits.

Borrowings.    We utilize borrowings when, at the time of the borrowing, they can be invested at a positive rate spread relative to current asset yields, when we desire additional capacity to fund loan demand or when they help us meet our asset and liability management objectives.  Historically, our borrowings primarily have consisted of FHLB advances.  From time to time, we also utilize the line of credit that we maintain at FHLB.  The Bank supplements FHLB advances with repurchase agreements, wherein the Bank enters into agreements with approved counterparties to sell securities under agreements to repurchase them.  These agreements are recorded as financing transactions as the Bank maintains effective control over the transferred securities.

At September 30, 2013, we had $2.53 billion in FHLB advances, at par.    FHLB borrowings are secured by a blanket pledge of our loan portfolio, as collateral.   See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.  FHLB advances may be made pursuant to several different credit programs, each of which has its own interest rate, maturity, repayment, and convertible features, if any.  See “Notes to Consolidated Financial Statements – Note 7 – Borrowed Funds” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

At September 30, 2013, repurchase agreements totaled $320.0 million, or approximately 3% of total assets.  The Bank may enter into additional repurchase agreements as management deems appropriate, not to exceed 15% of total assets.  The securities underlying the agreements continue to be carried in the Bank’s securities portfolio.  At September 30, 2013, we had securities with a fair value of $364.6 million pledged as collateral.  Repurchase agreements are made at mutually agreed upon terms between counterparties and the Bank.  The use of repurchase agreements allows for the diversification of funding sources and the use of securities that were not being leveraged as collateral.  See “Notes to Consolidated Financial Statements – Note 7 – Borrowed Funds” and  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

For fiscal years 2013, 2012, and 2011, the average balance of short-term borrowings during each period was less than 30% of stockholders’ equity at the end of each period, respectively.

Subsidiary and Other Activities

As a federally chartered savings bank, we are permitted by federal regulations to invest up to 2% of our Bank assets, as reported to the OCC, or $184.2 million at September 30, 2013, in the stock of, or as unsecured loans to, service corporation subsidiaries.  We may invest an additional 1% of our assets, or $92.1 million at September 30, 2013, in service corporations where such additional funds are used for inner-city or community development purposes.

At September 30, 2013, the Bank had one subsidiary, Capitol Funds, Inc., which had a capital balance of $6.9 million.  Capitol Funds, Inc. has a wholly owned subsidiary, Capitol Federal Mortgage Reinsurance Company (“CFMRC”).  CFMRC serves as a reinsurance company for the PMI companies the Bank uses in its normal course of operations, but stopped writing new business in January 2010.  CFMRC provides mortgage reinsurance on certain one- to four-family loans in the Bank’s portfolio.  During fiscal year 2013, Capitol Funds, Inc. reported consolidated net income of $261 thousand which included net income of $262 thousand from CFMRC.

Regulation and Supervision

Set forth below is a description of certain laws and regulations that are applicable to Capitol Federal Financial, Inc. and the Bank.

General.  On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  This law  significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. See additional information regarding the Dodd-Frank Act in  “Item 1A. Risk Factors – Passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act has increased and will continue to increase our operational and compliance costs.”

As of July 21, 2011, the OCC assumed the responsibilities and powers of the Office of Thrift Supervision (the “OTS”) with respect to the Bank, and the FRB assumed the responsibilities and powers of the OTS with respect to the Company.

The OCC has extensive enforcement authority over all federal savings associations, including the Bank, and the FRB has enforcement authority over their holding companies, including Capitol Federal Financial, Inc.  This enforcement authority includes, among other things, the ability to assess civil monetary penalties, to issue cease-and-desist or removal orders, and to initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed.  Except under certain circumstances, public disclosure of final enforcement actions by the OCC or the FRB is required by law.

Capitol Federal Financial, Inc.    The purpose and powers of the Company are to pursue any or all of the lawful objectives of a savings and loan holding company and to exercise any of the powers accorded to a savings and loan holding company.

If the Bank fails the Qualified Thrift Lender test, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies, unless the Bank requalifies within the year.  The activities authorized for a bank holding company are more limited than are the activities authorized for a savings and loan holding company.  If the Bank fails the test a second time, the Company must immediately register as, and become subject to, the restrictions applicable to a bank holding company.  For additional information, see “Regulation and Supervision – Office of the Comptroller of the Currency.”

The Company must obtain regulatory approval before acquiring control of any other depository institution. Interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing institution.

Capitol Federal Savings Bank.  The Bank, as a federally chartered savings bank, is subject to regulation and oversight by the OCC extending to all aspects of its operations.  This regulation of the Bank is intended for the protection of depositors and not for the purpose of protecting the Company’s stockholders.  The Bank is required to maintain minimum levels of regulatory capital and is subject to some limitations on capital distributions to the Company.  The Bank also is subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law.

Office of the Comptroller of the Currency.    The investment and lending authority of the Bank is prescribed by federal laws and regulations and the Bank is prohibited from engaging in any activities not permitted by such laws and regulations.

As a federally chartered savings bank, the Bank is required to meet a Qualified Thrift Lender test.  This test requires the Bank to have at least 65% of its portfolio assets, as defined by statute, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, the Bank may maintain 60% of its assets in those assets specified in Section 7701(a) (19) of the Internal Revenue Code.  Under either test, the Bank is required to maintain a significant portion of its assets in residential housing related loans and investments.  An institution that fails to meet the Qualified Thrift Lender test must become subject to certain restrictions on its operations, unless within one year it meets the test, and thereafter remains a Qualified Thrift Lender.  These restrictions include a prohibition against capital distributions, except, with the prior approval of both the OCC and the FRB, for the purpose of paying obligations of a company controlling the institution.  An institution that fails the test a second time must be subjected to the restrictions.  Any savings and loan holding company of an institution that fails the test and does not re-qualify within a year must become subject to the same statute and regulations as a bank holding company.  Three years after failing the test, an institution must divest all investments and cease all activities not permissible for both a national bank and a savings association.  Failure to meet the Qualified Thrift Lender test is a statutory violation subject to enforcement action.  As of September 30, 2013, the Bank met the Qualified Thrift Lender test.

The Bank is subject to a 35% of total assets limit on non-real estate consumer loans, commercial paper and corporate debt securities, and a 20% limit on commercial non-mortgage loans.  At September 30, 2013, the Bank had 0.1% of its assets in non-real estate consumer loans, commercial paper and corporate debt securities and 0% of its assets in commercial non-mortgage loans.

The Bank’s relationship with its depositors and borrowers is regulated to a great extent by federal laws and regulations, especially in such matters as the ownership of savings accounts and the form and content of mortgage requirements.  In addition, the branching authority of the Bank is regulated by the OCC.  The Bank is generally authorized to branch nationwide.

The Bank is subject to a statutory lending limit on aggregate loans to one person or a group of persons combined because of certain common interests.  That limit is equal to 15% of our unimpaired capital and surplus, except that for loans fully secured by readily marketable collateral, the limit is increased to 25%.  At September 30, 2013, the Bank’s lending limit under this restriction was $205.8 million.  The Bank has no loans or loan relationships in excess of its lending limit.  Total commitments and loans outstanding to the Bank’s largest borrower totaled $56.1 million at September 30, 2013, all of which were current.

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

The OCC has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure, and compensation and other employee benefits.  Any institution regulated by the OCC that fails to comply with these standards must submit a compliance plan.

Insurance of Accounts and Regulation by the FDIC.  The DIF of the FDIC insures deposit accounts in the Bank up to applicable limits.  The FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for one of four risk categories applied to its assessment base, which is total assets less tangible equity.  As required by the Dodd-Frank Act, the FDIC has adopted rules effective April 1, 2011, under which insurance premium assessments are based on an institution’s total assets minus its tangible equity (defined as Tier 1 capital) instead of its deposits.  Under these rules, an institution with total assets of less than $10 billion is assigned to one of four risk categories based on its capital, supervisory ratings, and other factors.  Well-capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I.  Risk Categories II, III and IV present progressively greater risks to the DIF.  A  range of initial base assessment rates applies to each Risk Category,  adjusted downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjusted upward if the institution’s brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates.  Total base assessment rates currently range from 2.5 to 9.0 basis points for Risk Category I, 9.0 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution.  An institution with assets of $10 billion or more is assessed under a complex scorecard method employing many factors.    The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking.  In an emergency, the FDIC may also impose a special assessment.  For the fiscal year ended September 30, 2013, the Bank paid $4.0 million in FDIC premiums.

FDIC-insured institutions are required to pay an additional quarterly assessment called the FICO assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  This assessment rate is adjusted quarterly to reflect changes in the assessment base, which is average assets less tangible equity, and is the same base as used for the deposit insurance assessment.  These assessments are expected to continue until the bonds mature in the years 2017 through 2019.  For the fiscal year ended September 30, 2013, the Bank paid $507 thousand in FICO assessments.

As a result of a decline in the reserve ratio (the ratio of the net worth of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of calendar year 2009 and all quarters through the end of calendar year 2012 (in addition to the regular quarterly assessment for the third quarter of calendar year 2009 due on December 30, 2009).  For purposes of calculating the prepaid amount, assessments were measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of three basis points effective January 1, 2011, and were based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at an annual rate of 5%.  In June 2013, it was determined that our estimated prepaid amount was in excess of the actual assessments due, and we received a rebate of $10.8 million.

Transactions with Affiliates.  Transactions between the Bank and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates, and certain of these transactions are restricted to a percentage of the Bank’s capital, and, in the case of loans, require eligible collateral in specified amounts.  In addition, the Bank may not lend to any affiliate engaged in activities not permissible for a bank holding company or purchase or invest in the securities of affiliates.

Regulatory Capital Requirements.  The Bank is required to maintain specified levels of regulatory capital under regulations of the OCC.  OCC regulations state that to be adequately capitalized, an institution must have a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a total risk-based capital ratio of at least 8.0%.  To be well capitalized, an institution must have a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

The term leverage ratio means the ratio of Tier 1 capital to adjusted total assets.  The term Tier 1 risk-based capital ratio means the ratio of Tier 1 capital to total risk-weighted assets.  The term total risk-based capital ratio means the ratio of total risk-based capital to total risk-weighted assets.

The term Tier 1 capital generally consists of common stockholders’ equity,  retained earnings, noncumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, excluding goodwill and other non-qualifying intangible assets.  At September 30, 2013, the Bank had $56 thousand of disallowed servicing assets and $7.3 million of accumulated gains on AFS securities, net of deferred taxes, both of which were subtracted from Tier 1 capital.

Total risk-based capital consists of the sum of an institution’s Tier 1 capital and the amount of its allowable Tier 2 capital up to the amount of its Tier 1 capital.  Tier 2 capital consists of all cumulative perpetual and limited-life preferred stock, hybrid capital instruments, including mandatory convertible securities, term debt, ACL up to 1.25% of risk-weighted assets, and certain unrealized gains on equity securities.  At September 30, 2013, the Bank had $8.8 million of ACL, which was less than 1.25% of risk-weighted assets.  The entire $8.8 million of ACL is allowable Tier 2 capital and includable in total risk-based capital.

Adjusted total assets consist of total assets as specified in the Call Report less such items as disallowed servicing assets and accumulated gains/losses on AFS securities.  At September 30, 2013, the Bank had $56 thousand of disallowed servicing assets and $7.3 million of accumulated gains on AFS securities, net of deferred taxes, which were subtracted from Call Report total assets of $9.21 billion to arrive at adjusted total assets of $9.20 billion.

Risk-weighted assets are determined under the OCC capital regulations, which assign to every asset, including certain off-balance sheet items, a risk weight generally ranging from 0% to 100% based on the inherent risk of the asset.  Institutions that are not well capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits.  At September 30, 2013, the Bank had Tier 1 capital of $1.36 billion, total risk-based capital of $1.37 billion, adjusted total assets of $9.20 billion, and risk-weighted assets of $3.83 billion.  At September 30, 2013, the Bank had a Tier 1 leverage ratio of 14.8%, a Tier 1 capital to risk-weighted assets ratio of 35.6%, and a total risk-based capital to risk-weighted assets ratio of 35.9%.  At September 30, 2013,  the Bank was considered a well-capitalized institution under OCC regulations.  Regulatory capital is discussed further in “Notes to Consolidated Financial Statements - Note 13” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

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

New Capital Rules.  In July 2013, the FRB, FDIC and OCC published final rules establishing a new comprehensive capital framework for U.S. banking organizations.  The agencies believe that the new rule will result in capital requirements that better reflect banking organizations’ risk profiles.  The rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to various documents released by the Basel Committee on Banking Supervision.  The new rules become effective for the Company and Bank in January 2015, with some rules transitioned into full effectiveness over two to four years.  The new capital rules, among other things, introduce a new capital measure called “Common Equity Tier 1” (“CET1”), increase the leverage and Tier 1 capital ratios, change the risk-weightings of certain assets for purposes of risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios, and change what qualifies as capital for purposes of meeting the various capital requirements.

Under the new capital rules, CET1 is defined as common stock, plus related surplus, and retained earnings plus limited amounts of minority interest in the form of common stock, less the majority of the regulatory deductions.  The new capital rules, like the current capital rules, specify that total capital consists of Tier 1 capital and Tier 2 capital.  Tier 1 capital for the Company and the Bank consists of common stock, plus related surplus and retained earnings.  Tier 2 capital for the Company and the Bank currently includes the entire amount of ACL; however, the includable amount of ACL could be limited in the future if the ACL amount exceeds 1.25% of risk-weighted assets.

The new capital rules require a number of changes to regulatory capital deductions and adjustments, subject to a two-year transition period.  One such change relates to accumulated other comprehensive income.  Under current capital rules, the effects of accumulated other comprehensive income or loss items included in shareholders’ equity are reversed for the purposes of determining regulatory capital ratios.  Under the new capital rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including the Company and the Bank, may make a one-time permanent election to continue to exclude these items.  Management is considering whether to take advantage of this opt-out to reduce the impact of market volatility on its regulatory capital levels.

The new capital rules also include changes in the risk-weighing of assets to better reflect credit risk and other risk exposure.  These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status and a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).  Of particular importance to the Bank is that the new capital rules’ treatment of one- to four-family residential mortgage exposures remains the same as under the current capital rule.  This includes a 50% risk weighting for prudently underwritten first lien mortgage loans that are not past due, reported as nonaccrual, or restructured, and a 100% risk weight for all other residential mortgages.

Under the new capital rules, the minimum capital ratios as of January 1, 2015 will be as follows:

•	4.5% CET1 to risk-weighted assets.
•	6.0% Tier 1 capital to risk-weighted assets.
•	8.0% Total capital to risk-weighted assets.
•	4% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The new capital rules will require the Company and the Bank to meet a capital conservation buffer requirement in order to avoid constraints on dividends, equity repurchases and certain compensation.  To meet the requirement when it is fully phased in, the organization must maintain an amount of CET1 capital that exceeds the buffer level of 2.5% above each of the minimum risk-weighted asset ratios.  The requirement will be phased in over a four year period, starting January 1, 2016, when the amount of such capital must exceed the buffer level of 0.625%.  The buffer level will increase by 0.625% each year until it reaches 2.5% on January 1, 2019.  When the capital conservation buffer requirement is fully phased in, to avoid constraints, a banking organization must maintain the following capital ratios: (1) CET1 to risk-weighted assets more than 7.0%, (ii) Tier 1 capital to risk-weighted assets more than 8.5%, and (iii) total capital (Tier 1 plus Tier 2) to risk-weighted assets more than 10.5%.

With respect to the Bank, the new capital rules also revise the “prompt corrective action” regulations effective January 1, 2015, by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized.  The new capital rules do not change the total risk-based capital requirement for any “prompt corrective action” category.

Although we continue to evaluate the impact that the new capital rules will have on the Company and the Bank, we currently anticipate the Bank will remain well-capitalized under the new capital rules, and that the Company and the Bank will meet the capital conservation buffer requirement.

Community Reinvestment and Consumer Protection Laws.    In connection with its lending activities, the Bank is subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population.  These include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (“SAFE Act”), and the Community Reinvestment Act (“CRA”).  In addition, federal banking regulators, pursuant to the Gramm-Leach-Bliley Act, have enacted regulations limiting the ability of banks and other financial institutions to disclose nonpublic consumer information to non-affiliated third parties.  The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated parties.

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

Bank Secrecy Act /Anti-Money Laundering Laws.  The Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001.  These laws and regulations require the Bank to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their customers.  Violations of these requirements can result in substantial civil and criminal sanctions.  In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing mergers and acquisitions.

Limitations on Dividends and Other Capital Distributions.  Although savings and loan holding companies are not currently subject to regulatory capital requirements or specific restrictions on the payment of dividends or other capital distributions.  OCC regulations impose restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

Generally, savings institutions, such as the Bank, may make capital distributions during any calendar year equal to earnings of the previous two calendar years and current year-to-date earnings.  It is generally required that the Bank remain well capitalized before and after the proposed distribution.  However, an institution deemed to be in need of more than normal supervision by the OCC may have its capital distribution authority restricted.  A savings institution, such as the Bank, that is a subsidiary of a savings and loan holding company and that proposes to make a capital distribution must submit written notice to the OCC and FRB 30 days prior to such distribution.  The OCC and FRB may object to the distribution during that 30-day period based on safety and soundness or other concerns.  Savings institutions that desire to make a larger capital distribution, or are under special restrictions, or are not, or would not be, well capitalized following a proposed capital distribution, however, must obtain regulatory approval prior to making such distribution.  For additional information, see “Regulation and Supervision – Regulatory Capital Requirements.”

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

Federal Securities Law.    The common stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended.  The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934.

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

Federal Reserve System.  The FRB requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts.  At September 30, 2013, the Bank was in compliance with these reserve requirements.  The Bank is authorized to borrow from the Federal Reserve Bank “discount window.”   An eligible institution need not exhaust other

sources of funds before coming to the discount window, nor are there restrictions on the purposes for which the borrower can use primary credit. At September 30, 2013, the Bank had no borrowings from the discount window.

Federal Home Loan Bank System.  The Bank is a member of FHLB Topeka, which is one of 12 regional Federal Home Loan Banks.  Each FHLB serves as a reserve or central bank for its members within its assigned region and is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans, called advances, to members and provides access to a line of credit in accordance with policies and procedures, established by the Board of Directors of FHLB, which are subject to the oversight of the Federal Housing Finance Agency (“FHFA”).

As a member, the Bank is required to purchase and maintain capital stock in FHLB.  The minimum required FHLB stock amount is generally 5% of the Bank’s FHLB advances and outstanding balance on the FHLB line of credit, and 2% of the outstanding principal of loans sold into the Mortgage Partnership Finance (“MPF”) program.  At September 30, 2013, the Bank had a balance of $128.5 million in FHLB stock, which was in compliance with this requirement.  In past years, the Bank has received dividends on its FHLB stock, although no assurance can be given that these dividends will continue.  The average yield on FHLB stock was 3.41% for fiscal year 2013.  For the year ended September 30, 2013, dividends paid by FHLB to the Bank totaled $4.5 million, which were primarily stock dividends.    On a quarterly basis, management conducts a review of FHLB Topeka to determine whether an other-than-temporary impairment of the FHLB stock is present.  At September 30, 2013, management concluded there was no such impairment.

Federal Savings and Loan Holding Company Regulation.  The Company is a unitary savings and loan holding company within the meaning of the Home Owners Loan Act (“HOLA”).   As such, the Company is registered with the FRB and subject to the FRB regulations, examinations, supervision, and reporting requirements.  In addition, the FRB has enforcement authority over the Company and the Bank.  Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the Bank.

The HOLA prohibits a savings and loan holding company (directly or indirectly, or through one or more subsidiaries) from acquiring another savings association, or holding company thereof, without prior written approval of the FRB; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not federally insured.  In evaluating applications by savings and loan holding companies to acquire savings associations, the FRB must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community, competitive factors, and other factors.

Taxation

Federal Taxation

General

The Company and the Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  Neither the Company nor the Bank has been subject to an IRS audit during the past five years.

Method of Accounting

For federal income tax purposes, the Bank currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on September 30 for filing its federal income tax return.

Minimum Tax

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

Net Operating Loss Carryovers

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

Employees

At September 30, 2013, we had a total of 724 employees, including 142 part-time employees.  The full-time equivalent of our total employees at September 30, 2013 was 664.  Our employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

Executive Officers of the Registrant

John B. Dicus.  Age 52 years.  Mr. Dicus is Chairman of the Board of Directors, Chief Executive Officer, and President of the Bank and the Company.  He has served as Chairman since January, 2009 and Chief Executive Officer since January, 2003.  He has served as President of the Bank since 1996 and of the Company since its inception in March 1999.  Prior to accepting the responsibilities of CEO, he served as Chief Operating Officer of the Bank and the Company.  Prior to that, he served as the Executive Vice President of Corporate Services for the Bank for four years.  He has been with the Bank in various other positions since 1985.

Kent G. Townsend.  Age 52 years.  Mr. Townsend serves as Executive Vice President and Chief Financial Officer of the Bank, its subsidiary, and the Company.  Mr. Townsend also serves as Treasurer for the Company, Capitol Funds, Inc. and CFMRC.  Mr. Townsend was promoted to Executive Vice President, Chief Financial Officer and Treasurer on September 1, 2005.  Prior to that, he served as Senior Vice President, a position he held since April 1999, and Controller of the Company, a position he held since March 1999.  He has served in similar positions with the Bank since September 1995.  He served as the Financial Planning and Analysis Officer with the Bank for three years and other financial related positions since joining the Bank in 1984.

Rick C. Jackson.    Age 48 years.  Mr. Jackson serves as Executive Vice President, Chief Lending Officer and Community Development Director of the Bank and the Company.  He also serves as the President of Capitol Funds, Inc., a subsidiary of the Bank and President of CFMRC.  He has been with the Bank since 1993 and has held the position of Community Development Director since that time.  He has held the position of Chief Lending Officer since February 2010.

Natalie G. Haag.    Age 54 years.  Ms. Haag serves as Executive Vice President and General Counsel of the Bank and the Company.  Prior to joining the Bank in August of 2012, Ms. Haag was 2nd Vice President, Director of Governmental Affairs and Assistant General Counsel for Security Benefit Corporation and Security Benefit Life Insurance Company in Topeka, Kansas.  Security Benefit provides retirement products and services, including annuities and mutual funds.  Ms. Haag was employed by Security Benefit since June 2003.  The Security Benefit companies are not parents, subsidiaries or affiliates of the Bank or the Company.

Carlton A. Ricketts.  Age 56 years.  Mr. Ricketts serves as Executive Vice President, Chief Corporate Services Officer of the Bank and the Company.  Prior to accepting those responsibilities in 2012, he served as Chief Strategic Planning Officer of the Bank for the previous five years.

Frank H. Wright.  Age 64 years.  Mr. Wright serves as Executive Vice President, Chief Retail Operations Officer of the Bank and the Company.  Prior to accepting those responsibilities in 2013, he served as Senior Vice President for Retail Operations, a position held since 1999.  Mr. Wright has been an officer of the Bank since 1972, primarily in various roles within retail and electronic banking operations.

Tara D. Van Houweling.    Age 40 years.  Ms. Van Houweling has been employed with the Bank and Company since May 2003 and currently serves as First Vice President, Principal Accounting Officer and Reporting Director.  She has held the position of Reporting Director since May 2003.

Item 1A.  Risk Factors

The following is a summary of risk factors relating to the operations of the Bank and the Company.  These risk factors are not necessarily presented in order of significance.

A prolonged economic downturn, especially one affecting our geographic market area, will adversely affect our operations and financial results.

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties; therefore we are particularly exposed to downturns in the U.S. housing market.  The primary risks inherent in our one- to four-family loan portfolio are declines in economic conditions, elevated levels of unemployment or underemployment, and declines in residential real estate values.  Any one or a combination of these events may have an adverse impact on borrowers’ ability to repay their loans, which could result in increased delinquencies, non-performing assets, loan losses, and future loan loss provisions.

Additionally, we have a concentration of loans secured in Kansas and Missouri due to our lending practices.  Approximately 66% of our loan portfolio is comprised of loans secured by property located in Kansas, and approximately 17% is comprised of loans secured by property located in Missouri.  This makes us vulnerable to a downturn in the local economy and real estate markets.  Adverse conditions in the local economy such as inflation, unemployment, recession, natural disasters, or other factors beyond our control could impact the ability of our borrowers to repay their loans.  Decreases in local real estate values could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure.  Currently, there is not a single employer or industry in the area on which the majority of our customers are dependent.

Changes in interest rates could have an adverse impact on our results of operations and financial condition.

Our results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, MBS, and investment securities, and the interest paid on deposits and borrowings.  Changes in interest rates could have an adverse impact on our results of operations and financial condition because the majority of our interest-earning assets are long-term, fixed-rate loans, while the majority of our interest-bearing liabilities are shorter term, and therefore subject to a greater degree of interest rate fluctuations.  This type of risk is known as interest rate risk, and is affected by prevailing economic and competitive conditions.

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

Changes in interest rates can also have an adverse effect on our financial condition, as our AFS securities are reported at their estimated fair value.  We increase or decrease our stockholders’ equity, specifically accumulated other comprehensive income (loss), by the amount of change in the estimated fair value of our AFS securities, net of deferred taxes.  Increases in interest rates generally decrease the fair value of AFS securities.  Decreases in the fair value of AFS securities would, therefore, adversely impact stockholders’ equity.

Changes in interest rates, as they relate to customers, can also have an adverse impact on our financial condition and results of operations.  In times of rising interest rates, default risk may increase among borrowers with ARM loans as the rates on their loans adjust upward and their payments increase.  Fluctuations in interest rates also affect customer demand for deposit products.  Local competition for deposit dollars could affect our ability to attract deposits, or could result in us paying more for deposits.

In addition to general changes in interest rates, changes that affect the shape of the yield curve could negatively impact the Bank.  The Bank’s interest-bearing liabilities are generally priced based on short-term interest rates while the majority of the Bank’s interest-earning assets are priced based on long-term interest rates.  Income for the Bank is primarily driven by the spread between these rates.  As a result, a steeper yield curve, meaning long-term interest rates are significantly higher than short-term interest rates, would provide the Bank with a better opportunity to increase net interest income.  When the yield curve is flat, meaning long-term interest rates and short-term interest rates are essentially the same, or when the yield curve is inverted, meaning long-term interest rates are lower than short-term interest rates, the yield between interest-earning assets and interest-bearing liabilities that reprice is compressed or diminished and would likely negatively impact the Bank’s net interest income.

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

We are also managing our interest-bearing liabilities to mitigate our interest rate risk sensitivity.  Because our customers generally prefer long-term fixed-rate assets and short-term deposit products, a mismatch between the repricing characteristics of these portfolios exists.  We use FHLB advances and repurchase agreements in an effort to mitigate the impact of customer demand for long-term fixed-rate mortgages by lengthening the maturities of the advances and repurchase agreements, depending on the liquidity or investment opportunities at the time of the transactions.  The long-term fixed-rate borrowings help to reduce the risk of rising interest rates by creating interest-bearing liabilities with repricing characteristics that better match those of the fixed-rate mortgage portfolio.  FHLB advances and repurchase agreements will be utilized as needed or to fund the purchase of assets that provide for spreads at levels acceptable to management.

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

We purchase whole one- to four-family mortgage loans from correspondent and nationwide lenders.  While loans purchased on a loan-by-loan basis from correspondent lenders are underwritten per the Bank’s underwriting standards and loans purchased in bulk packages from correspondent and nationwide lenders are evaluated on a certain set of criteria before being purchased, we are still subject to some risks associated with the loan origination process itself.  By law, loan originators are required to comply with lending regulations at all times during the origination process.  Any compliance related risks associated with the origination process itself effectively gets transferred from the originating company to the Bank once the Bank has purchased the asset.  Should, at any point, it be discovered that an instance of noncompliance occurred by the originating company during the origination process, the Bank would still be held responsible and required to remedy the issue for the loans it purchased from the originator.  Remedial actions can include such actions as refunding interest paid to the borrower and adjusting the contractual interest rate on the loan to the current market rate if advantageous to the borrower.

We may have unanticipated credit risk in our investment and MBS portfolio.

At September 30, 2013, $2.54 billion, or approximately 28%, of our assets consisted of investment and MBS securities that were issued by, or had principal and interest payments guaranteed by, FNMA or FHLMC.  In September 2008, the FHFA placed FNMA and FHLMC into federal conservatorship.  Although the federal government has committed substantial capital to FNMA and FHLMC, there can be no assurance that these credit facilities and other capital infusions will be adequate for their needs.  If the financial support is inadequate, or if additional support is not provided when needed, these companies could continue to suffer losses and could fail to honor their guarantees and other obligations.  The future roles of FNMA and FHLMC could be significantly reduced and the nature of their guarantees could be eliminated or considerably limited relative to historical measurements.  Any changes to the nature of the guarantees provided by FNMA and FHLMC could have a significant adverse effect on the market value and cash flows of the investment and MBS we hold, resulting in substantial losses.

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

The Dodd-Frank Act created a new Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws.  The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets.  Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws and regulations of the CFPB by their primary bank regulators.  The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.  The Company does not currently have assets in excess of $10 billion, but it may at some point in the future.

In January of 2013, the CFPB issued several final regulations and changes to certain consumer protections under existing laws.  These final rules, most of the provisions of which (including the qualified mortgage rule) become effective January 10, 2014, generally prohibit creditors from extending mortgage loans without regard for the consumer’s ability-to-repay and add restrictions and requirements to mortgage origination and servicing practices.  In addition, these rules limit prepayment penalties and require the creditor to retain evidence of compliance with the ability-to-repay requirement for three years.  Compliance with these rules will likely increase our overall regulatory compliance costs and may require changes to our underwriting practices with respect to mortgage loans.  Moreover, these rules may adversely affect the volume of mortgage loans that we underwrite and may subject us to increased potential liabilities related to such residential loan origination activities.

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

The Dodd-Frank Act also broadens the base for FDIC deposit insurance assessments.  Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions, and credit unions to $250 thousand per depositor, retroactive to January 1, 2008.  The legislation also increases the required minimum reserve ratio for the DIF, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks.  However, it is expected that, at a minimum, they will increase our operating and compliance costs.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income.

We are subject to extensive regulation, supervision, and examination by the OCC, FRB, and the FDIC.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s ACL, and determine the level of deposit insurance premiums assessed.  Our business is highly regulated; in addition, the laws and applicable regulations are subject to frequent change.  Any change in these regulations and oversight, and the regulation of other agencies, such as the CFPB and the U.S. Department of Housing and Urban Development, whether in the form of regulatory policy, new regulations or legislation, or additional deposit insurance premiums, could have a material impact on our operations.

The potential exists for additional laws and regulations, or changes in policy, affecting lending and funding practices, regulatory capital limits, interest rate risk management, and liquidity standards.  Moreover, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements.  Bank regulatory agencies, such as the OCC and the FDIC, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of investors.  In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations.  New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the products we offer, the fees we can charge and our ongoing operations, costs, and profitability.  For additional information, see  “Item 1. Business – Regulation and Supervision”.

The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain.

As discussed in  “Regulation and Supervision – New Capital Rules”, effective January 1, 2015, the Company and the Bank will be subject to new capital requirements under regulations adopted by the federal banking regulators to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. These new requirements establish the following minimum capital ratios:

(1) CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio of 4.0%.  In addition, there is a new requirement to maintain a capital conservation buffer, comprised of CET1 capital, in an amount greater than 2.5% of risk-weighted assets over the minimum capital required by each of the minimum risk-based capital ratios in order to avoid limitations on the organization’s ability to pay dividends, repurchase shares or pay discretionary bonuses.  The capital conservation buffer requirement will be phased in, beginning January 1, 2016, requiring during 2016 a buffer amount greater than 0.625% in order to avoid these limitations, and increasing the amount each year until beginning January 1, 2019, the buffer amount must be greater than 2.5% in order to avoid the limitation.    The new regulations also change what qualifies as capital for purposes of meeting these various capital requirements, as well as the risk-weights of certain assets for purposes of the risk-based capital ratios.

Under the new regulations, in order to be considered well-capitalized for prompt corrective action purposes, the Bank will be required to maintain the following ratios: (1) a CET1 ratio of at least 6.5% of risk-weighted assets; (2) a Tier 1 capital ratio of at least 8.0% of risk-weighted assets; (3) a total capital ratio of at least 10.0% of risk-weighted assets; and (4) a leverage ratio of at least 5.0%.

Although we continue to evaluate the impact the more restrictive Basel III capital rules will have on the Bank, we currently anticipate the Bank will remain well-capitalized in accordance with the regulatory standards.

Higher FDIC insurance premiums and special assessments will adversely affect our earnings.

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), that is, the ratio of the DIF to the insured deposit base.  The FDIC has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires that institutions with assets of more than $10 billion bear the effect of the increase in the statutory minimum DRR to 1.35%, from the former statutory minimum of 1.15%.  Although the Bank had less than $10 billion in assets as of September 30, 2013, in the event the Bank’s asset size grows to at least $10 billion for four consecutive quarters, the effect of this provision of the Dodd-Frank Act may be to increase the Bank’s cost of deposit insurance relative to institutions with less than $10 billion in assets.

The Company’s ability to pay dividends is subject to the ability of the Bank to make capital distributions to the Company.

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company, and also on the availability of cash at the holding company level in the event earnings are not sufficient to pay dividends according to the cash dividend payout policy.  Under FRB and OCC safe harbor regulations, the Bank may distribute to the Company capital not exceeding net income for the current calendar year and the prior two calendar years.  At September 30, 2013, the Bank was in compliance with the FRB and OCC safe harbor regulations.

Strong competition may limit growth and profitability.

While we are one of the largest mortgage loan originators in the state of Kansas, we compete in the same market areas as local, regional, and national banks, credit unions, mortgage brokerage firms, investment banking firms, investment brokerage firms, and savings institutions.  We must also compete with online investment and mortgage brokerages and online banks that are not confined to any specific market area.  Many of these competitors operate on a national or regional level, are a conglomerate of various financial services providers housed under one corporation, or otherwise have substantially greater financial or technological resources than the Bank.  We compete primarily on the basis of the interest rates offered to depositors and the terms of loans offered to borrowers.  Should we face competitive pressure to increase deposit rates or decrease loan rates, our net interest income could be adversely affected.  Additionally, our competitors may offer products and services that we do not or cannot provide, as certain deposit and loan products fall outside of our accepted level of risk.  Our profitability depends upon our ability to compete in our local market areas.

The Banks’s business is dependent on its network and information processing systems and, in some cases, those of the Bank’s third-party vendors, and the disruption or failure of those systems, or a breach in security, may adversely affect the Banks’s operations, financial performance, or reputation.
The Bank relies heavily on communications and information systems to conduct business.  It is also dependent on its network and information processing systems and, in some cases, those of the Bank’s third-party vendors.  Disruption or failure of those systems, or a breach in security, may adversely affect the Bank’s operations, financial performance, or reputation.  The Bank has implemented a business continuity plan which is reviewed and updated on a regular basis and is tested periodically.  The Bank also reviews and evaluates business continuity programs implemented by its third-party vendors.  While these steps help to mitigate this risk, there is no way of guaranteeing that disruption, failure, or breach in security will not occur.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

At September 30, 2013, we had 36 traditional branch offices and 10 in-store branch offices.  The Bank owns the office building and related land in which its home office and executive offices are located, and 27 of its other branch offices.  The remaining 18 branches are either leased or partially owned.

For additional information regarding our lease obligations, see “Notes to Consolidated Financial Statements – Note 5 – Premises and Equipment, net” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

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

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for the Registrant’s Common Stock, Related Security Holder Matters and Issuer Purchases of Equity Securities

The section entitled “Stockholder Information” of the attached Annual Report to Stockholders for the year ended September 30, 2013 is incorporated herein by reference.

See “Notes to Consolidated Financial Statements – Note 1 – Summary of Significant Accounting Policies” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Capital” of the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K regarding the OCC restrictions on capital distributions from the Bank to the Company.

The following table summarizes our share repurchase activity during the three months ended September 30, 2013 and additional information regarding our share repurchase program.  In December 2011, the Company announced that its Board of Directors approved the repurchase of up to $193.0 million of the Company’s common stock.  The Company began repurchasing common stock during the second quarter of fiscal year 2012 and completed the plan during the second quarter of fiscal year 2013.  In November 2012, the Company announced its Board of Directors approved a new $175.0 million stock repurchase program to commence upon the completion of the aforementioned $193.0 million repurchase plan.  The new plan has no expiration date.

				Approximate
	Total		Total Number of	Dollar Value of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
	Purchased	per Share	Announced Plans	Under the Plan
July 1, 2013 through
July 31, 2013	--	$--	--	$129,646,518
August 1, 2013 through
August 31, 2013	--	--	--	129,646,518
September 1, 2013 through
September 30, 2013	--	--	--	129,646,518
Total	--	N/A	--	129,646,518

The following table presents regular quarterly dividends and special dividends paid in calendar years 2013, 2012, and 2011.  The dollar amounts represent dividends paid during each period.  The 2013 special year-end dividend amount is management’s estimate of the dividend payout as of November 18, 2013, based on the number of shares outstanding on that date and the dividend declared on October 30, 2013 of $0.18 per share.

	Calendar Year
	2013	2012	2011
	(Dollars in thousands)
Quarter ended March 31
Total dividends paid	$11,023	$12,145	$12,105
Quarter ended June 30
Total dividends paid	10,796	11,883	12,105
Quarter ended September 30
Total dividends paid	10,703	11,402	12,106
Quarter ended December 31
Total dividends paid	10,754	11,223	12,145
Special year-end dividend
Total dividends paid	25,809	26,585	16,193
True Blue® dividend 2012/Welcome dividend 2011
Total dividends paid	--	76,494	96,838
Calendar year-to-date dividends paid	$69,085	$149,732	$161,492

Item 6.  Selected Financial Data

The section entitled “Selected Consolidated Financial Data” of the attached Annual Report to Stockholders for the fiscal year ended September 30, 2013 is incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the attached Annual Report to Stockholders for the fiscal year ended September 30, 2013 is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosure about Market Risk” of the attached Annual Report to Stockholders for the fiscal year ended September 30, 2013 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The section entitled “Consolidated Financial Statements” of the attached Annual Report to Stockholders for the fiscal year ended September 30, 2013 is incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Act”) as of September 30, 2013.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2013, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Controls Over Financial Reporting

Management’s report on our internal control over financial reporting and the attestation report of the independent registered public accounting firm is contained in the attached Annual Report to Stockholders for the fiscal year ended September 30, 2013 and incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company’s quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

Information required by this item concerning the Company’s directors and compliance with Section 16(a) of the Act is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2014, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Pursuant to General Instruction G(3), information concerning executive officers of the Company is included in Part I, under the caption “Executive Officers of the Registrant” of this Form 10-K.

Information required by this item regarding the audit committee of the Company’s Board of Directors, including information regarding the audit committee financial expert serving on the audit committee, is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in  January 2014,  a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

Item 11.  Executive Compensation

Information required by this item concerning compensation is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2014, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2014, a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table sets forth information as of September 30, 2013 with respect to compensation plans under which shares of our common stock may be issued.

Equity Compensation Plan Information
Number of Shares
Remaining Available
for Future Issuance
	Number of Shares		Under Equity
	to be issued upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Shares
	Outstanding Options,	Outstanding Options,	Reflected in the
Plan Category	Warrants and Rights	Warrants and Rights	First Column)
Equity compensation plans approved
by stockholders	2,423,993	$13.06	9,442,375	(1)
Equity compensation plans not approved
by stockholders	N/A	N/A	N/A
	2,423,993	$13.06	9,442,375

(1)

This amount includes 358,767 shares available for future grants of restricted stock under the 2000 Recognition and Retention Plan, and 1,843,350 shares available for future grants of restricted stock under the 2012 Equity Incentive Plan.  The Company intends to award all future grants of restricted stock from the 2012 Equity Incentive Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information required by this item concerning certain relationships, related transactions and director independence is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2014,  a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14.    Principal Accountant Fees and Services

Information required by this item concerning principal accountant fees and services is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2014, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)     The following is a list of documents filed as part of this report:

(1)  Financial Statements:

The following financial statements are included under Part II, Item 8 of this Form 10-K:

1. Report of Independent Registered Public Accounting Firm.
2. Consolidated Balance Sheets as of September 30, 2013 and 2012.
3. Consolidated Statements of Income for the Years Ended September 30, 2013, 2012, and 2011. 4. Consolidated Statements of Comprehensive Income for the Years Ended September 30, 2013, 2012, and 2011.
5. Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2013, 2012, and 2011.
6. Consolidated Statements of Cash Flows for the Years Ended September 30, 2013, 2012, and 2011.
7. Notes to Consolidated Financial Statements for the Years Ended September 30, 2013, 2012, and 2011.

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

CAPITOL FEDERAL FINANCIAL, INC.

Date: November 29, 2013	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ John B. Dicus	By:	/s/ Reginald L. Robinson
	John B. Dicus, Chairman, President		Reginald L. Robinson, Director
	and Chief Executive Officer		Date: November 29, 2013
(Principal Executive Officer)
	Date: November 29, 2013	By:	/s/ Michael T. McCoy, M.D.
Michael T. McCoy, M.D., Director
By:	/s/ Kent G. Townsend		Date: November 29, 2013
Kent G. Townsend, Executive Vice President,
	Chief Financial Officer and Treasurer	By:	/s/ James G. Morris
	(Principal Financial Officer)		James G. Morris, Director
	Date: November 29, 2013		Date: November 29, 2013

By:	/s/ Jeffrey R. Thompson	By:	/s/ Marilyn S. Ward
	Jeffrey R. Thompson, Director		Marilyn S. Ward, Director
	Date: November 29, 2013		Date: November 29, 2013

By:	/s/ Jeffrey M. Johnson	By:	/s/ Tara D. Van Houweling
	Jeffrey M. Johnson, Director		Tara D. Van Houweling, First Vice President
	Date: November 29, 2013		and Reporting Director
(Principal Accounting Officer)
By:	/s/ Morris J. Huey II		Date: November 29, 2013
Morris J. Huey II, Director
Date: November 29, 2013

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

Form of Change of Control Agreement with each of Natalie G. Haag and Carlton A. Ricketts filed on November 29, 2012 as Exhibit 10.1(iv) to the Annual Report on Form 10-K for Capitol Federal Financial, Inc., and incorporated herein by reference

10.1(v)	Form of Change of Control Agreement with Frank H. Wright
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

The following information from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the SEC on November 29, 2013, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at September 30, 2013 and 2012, (ii) Consolidated Statements of Income for the fiscal years ended September 30, 2013, 2012, and 2011, (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended September 30, 2013, 2012, and 2011, (iv) Consolidated Statement of Stockholders’ Equity for the fiscal years ended September 30, 2013, 2012, and 2011, (v) Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2013, 2012, and 2011, and (vi) Notes to the Unaudited Consolidated Financial Statements ***

*No statement is provided because the computation of per share earnings can be clearly determined from the Financial Statements included in this report.

**May be obtained free of charge from the Registrant’s Investor Relations Officer by calling (785) 270-6055 or from the Registrant’s internet website at www.capfed.com.

***Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.