Form 10-Q
period 2013-12-31
Capitol Federal Financial Inc
filed 2014-02-04
CIK 1490906

UNITED STATES SECURITIES

 AND EXCHANGE COMMISSION

Washington, D.C.    20549

_________________

Form 10-Q

_________________

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December  31, 2013

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  001-34814

Capitol Federal Financial, Inc.

(Exact name of registrant as specified in its charter)

Maryland	27-2631712
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Kansas Avenue, Topeka, Kansas	66603
(Address of principal executive offices)	(Zip Code)

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

As of January 24,  2014, there were 145,169,388 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	December 31,	September 30,
	2013	2013
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $63,466 and $99,735)	$88,665	$113,886
Securities:
Available-for-sale (“AFS”) at estimated fair value (amortized cost of $986,251 and $1,058,283)	993,593	1,069,967
Held-to-maturity (“HTM”) at amortized cost (estimated fair value of $1,670,097 and $1,741,846)	1,668,484	1,718,023
Loans receivable, net (of allowance for credit losses (“ACL”) of $8,919 and $8,822)	6,024,589	5,958,868
Bank-owned life insurance (“BOLI”)	59,832	59,495
Capital stock of Federal Home Loan Bank (“FHLB”), at cost	129,095	128,530
Accrued interest receivable	22,823	23,596
Premises and equipment, net	71,477	70,112
Other real estate owned (“OREO”)	3,645	3,882
Other assets	48,851	40,090
TOTAL ASSETS	$9,111,054	$9,186,449

LIABILITIES:
Deposits	$4,620,908	$4,611,446
FHLB borrowings	2,515,618	2,513,538
Repurchase agreements	320,000	320,000
Advance payments by borrowers for taxes and insurance	23,930	57,392
Income taxes payable	7,577	108
Deferred income tax liabilities, net	19,586	20,437
Accounts payable and accrued expenses	33,972	31,402
Total liabilities	7,541,591	7,554,323

STOCKHOLDERS’ EQUITY:
Preferred stock ($0.01 par value) 100,000,000 shares authorized; no shares issued or outstanding	--	--
Common stock ($0.01 par value) 1,400,000,000 shares authorized; 147,313,188 and 147,840,268
shares issued and outstanding as of December 31, 2013 and September 30, 2013, respectively	1,473	1,478
Additional paid-in capital	1,232,059	1,235,781
Unearned compensation, Employee Stock Ownership Plan (“ESOP”)	(44,190)	(44,603)
Retained earnings	375,554	432,203
Accumulated other comprehensive income (“AOCI”), net of tax	4,567	7,267
Total stockholders’ equity	1,569,463	1,632,126
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,111,054	$9,186,449

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended
	December 31,
	2013	2012
INTEREST AND DIVIDEND INCOME:
Loans receivable	$56,948	$58,467
Mortgage-backed securities (“MBS”)	11,962	15,183
Investment securities	2,066	2,865
Capital stock of FHLB	1,196	1,128
Cash and cash equivalents	62	33
Total interest and dividend income	72,234	77,676

INTEREST EXPENSE:
FHLB borrowings	16,863	18,628
Deposits	8,323	9,849
Repurchase agreements	2,803	3,569
Total interest expense	27,989	32,046

NET INTEREST INCOME	44,245	45,630

PROVISION FOR CREDIT LOSSES	515	233

NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	43,730	45,397

NON-INTEREST INCOME:
Retail fees and charges	3,810	3,992
Insurance commissions	558	571
Loan fees	450	467
Income from BOLI	338	382
Other non-interest income	344	356
Total non-interest income	5,500	5,768

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended
	December 31,
	2013	2012
NON-INTEREST EXPENSE:
Salaries and employee benefits	$10,726	$12,181
Occupancy	2,549	2,318
Information technology and communications	2,292	2,198
Regulatory and outside services	1,396	1,765
Deposit and loan transaction costs	1,387	1,526
Federal insurance premium	1,083	1,114
Advertising and promotional	1,006	1,032
Other non-interest expense	2,348	2,607
Total non-interest expense	22,787	24,741

INCOME BEFORE INCOME TAX EXPENSE	26,443	26,424

INCOME TAX EXPENSE	8,630	8,861

NET INCOME	$17,813	$17,563

Basic earnings per share	$0.12	$0.12
Diluted earnings per share	$0.12	$0.12
Dividends declared per share	$0.51	$0.78

Basic weighted average common shares	142,881,977	147,882,707
Diluted weighted average common shares	142,883,041	147,882,809

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	December 31,
	2013	2012
Net income	$17,813	$17,563
Other comprehensive income, net of tax:
Changes in unrealized holding gains/losses on AFS securities, net of deferred income taxes of $1,642 and $2,313 for the three months ended
December 31, 2013 and 2012, respectively	(2,700)	(3,805)
Comprehensive income	$15,113	$13,758

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands, except per share data)

		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders’
	Stock	Capital	ESOP	Earnings	AOCI	Equity

Balance at October 1, 2013	$1,478	$1,235,781	$(44,603)	$432,203	$7,267	$1,632,126
Net income				17,813		17,813
Other comprehensive income, net of tax					(2,700)	(2,700)
ESOP activity, net		97	413			510
Restricted stock activity, net		75				75
Stock-based compensation		548				548
Repurchase of common stock	(6)	(4,840)		(2,183)		(7,029)
Stock options exercised	1	398				399
Dividends on common stock to
stockholders ($0.51 per share)				(72,279)		(72,279)
Balance at December 31, 2013	$1,473	$1,232,059	$(44,190)	$375,554	$4,567	$1,569,463

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,813	$17,563
Adjustments to reconcile net income to net cash provided by
operating activities:
FHLB stock dividends	(1,196)	(1,128)
Provision for credit losses	515	233
Originations of loans receivable held-for-sale (“LHFS”)	(906)	(1,364)
Proceeds from sales of LHFS	1,453	1,320
Amortization and accretion of premiums and discounts on securities	1,511	2,294
Depreciation and amortization of premises and equipment	1,539	1,257
Amortization of deferred amounts related to FHLB advances, net	2,080	2,171
Common stock committed to be released for allocation - ESOP	510	1,636
Stock-based compensation	548	909
Changes in:
Prepaid federal insurance premium	--	987
Accrued interest receivable	773	1,773
Other assets, net	78	(3,379)
Income taxes payable/receivable	8,335	8,848
Accounts payable and accrued expenses	(7,950)	(11,865)
Net cash provided by operating activities	25,103	21,255

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(24,768)	(204,142)
Purchase of HTM securities	(30,896)	(193,191)
Proceeds from calls, maturities and principal reductions of AFS securities	96,656	345,298
Proceeds from calls, maturities and principal reductions of HTM securities	79,068	176,794
Proceeds from the redemption of capital stock of FHLB	3,350	3,315
Purchases of capital stock of FHLB	(2,719)	--
Net increase in loans receivable	(66,776)	(33,926)
Purchases of premises and equipment	(2,510)	(2,118)
Proceeds from sales of OREO	1,180	3,430
Net cash provided by investing activities	52,585	95,460

		(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	December 31,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	$(72,279)	$(114,302)
Deposits, net of withdrawals	9,462	31,520
Proceeds from borrowings	250,000	334,150
Repayments on borrowings	(250,000)	(334,150)
Change in advance payments by borrowers for taxes and insurance	(33,462)	(31,824)
Repurchase of common stock	(7,029)	(38,657)
Stock options exercised	399	--
Net cash used in financing activities	(102,909)	(153,263)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(25,221)	(36,548)

CASH AND CASH EQUIVALENTS:
Beginning of period	113,886	141,705
End of period	$88,665	$105,157

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$296	$12
Interest payments	$26,738	$30,601

		(Concluded)

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

1.   Summary of Significant Accounting Policies

Basis of Presentation - The accompanying consolidated financial statements of Capitol Federal® Financial, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the Securities and Exchange Commission (“SEC”).  Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Capitol Federal Savings Bank (the “Bank”).  The Bank has a wholly-owned subsidiary, Capitol Funds, Inc.  Capitol Funds, Inc. has a wholly-owned subsidiary, Capitol Federal Mortgage Reinsurance Company.  All intercompany accounts and transactions have been eliminated in consolidation.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods.  The ACL is a significant estimate that involves a high degree of complexity and requires management to make difficult and subjective judgments and assumptions about highly uncertain matters.  The use of different judgments and assumptions could cause reported results to differ significantly.  In addition, bank regulators periodically review the ACL of the Bank.  Bank regulators have the authority to require the Bank, as they can require all banks, to increase the ACL or recognize additional charge-offs based upon their judgments, which may differ from management’s judgments.  Any increases in the ACL or recognition of additional charge-offs required by bank regulators could adversely affect the Company’s financial condition and results of operations.

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

Troubled debt restructurings (“TDRs”) - For borrowers experiencing financial difficulties, the Bank may grant a concession to the borrower.  Generally, the Bank grants a short-term payment concession to borrowers who are experiencing a temporary cash flow problem.  The most frequently used concession is to reduce the monthly payment amount for a period of 6 to 12 months, often by requiring payments of only interest and escrow during this period, resulting in an extension of the maturity date of the loan.  For more severe situations requiring long-term solutions, the Bank also offers interest rate reductions to currently-offered rates and the capitalization of delinquent interest and/or escrow resulting in an extension of the maturity date of the loan.  The Bank does not forgive principal or interest nor does it commit to lend additional funds, except for situations generally involving the capitalization of delinquent interest and/or escrow not to exceed the original loan balance, to these borrowers.

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

The Office of the Comptroller of the Currency (“OCC”) requires loans that had been discharged under Chapter 7 bankruptcy proceedings where the borrower has not reaffirmed the debt owed to the lender (“Chapter 7 loans”) to be reported as TDRs, regardless of their delinquency status (“Chapter 7 TDRs”).  These loans will be reported as TDRs until the borrower has made 48 consecutive monthly loan payments after the Chapter 7 discharge date.

Delinquent loans - A loan is considered delinquent when payment has not been received within 30 days of its contractual due date.

Nonaccrual loans - The accrual of income on loans is discontinued when interest or principal payments are 90 days in arrears or, for TDR loans, the borrower has not made six consecutive monthly payments per the restructured loan terms or since the discharge date for Chapter 7 TDRs.  Loans on which the accrual of income has been discontinued are designated as nonaccrual and outstanding interest previously credited beyond 90 days delinquent is reversed.  A nonaccrual loan is returned to accrual status once the contractual payments have been made to bring the loan less than 90 days past due or, in the case of a TDR loan, the borrower has made six consecutive payments per the restructured loan terms or the borrower has made six consecutive payments since the discharge date for Chapter 7 TDRs.

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

For one- to four-family secured loans, losses are charged-off when the loan is generally 180 days delinquent or in foreclosure.  Losses are based on new collateral values obtained through appraisals, less estimated costs to sell.  Anticipated private mortgage insurance (“PMI”) proceeds are taken into consideration when calculating the loss amount.  An updated appraisal is requested, at a minimum, every 12 months thereafter if the loan is 180 days or more delinquent or in foreclosure.  If the Bank holds the first and second mortgage, both loans are combined when evaluating whether there is a potential loss on the loan.  Charge-offs for real estate-secured loans may also occur at any time if the Bank has knowledge of the existence of a potential loss.  For all real estate loans that are not secured by one- to four-family property, losses are charged-off when the collection of such amounts is unlikely.  When a non-real estate secured loan is 120 days delinquent, any identified losses are charged-off.

The Bank’s primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, home equity and second mortgage loans on one- to four-family residential properties, resulting in a loan concentration in residential mortgage loans.  The Bank has a concentration of loans secured by residential property located in Kansas and Missouri.  Based on the composition of the Bank’s loan portfolio, the primary risk characteristics inherent in the one- to four-family and consumer loan portfolios are a decline in economic conditions, elevated levels of unemployment or underemployment, and declines in residential real estate values.  Any one or a combination of these events may adversely affect borrowers’ ability to repay their loans, resulting in increased delinquencies, non-performing assets, loan losses, and future loan loss provisions.  Although the multi-family and commercial loan portfolio is subject to the same risk of declines in economic conditions, the primary risk characteristics inherent in this portfolio include the ability of the borrower to sustain sufficient cash flows from leases and to control expenses to satisfy their contractual debt payments, and/or the ability to utilize personal and/or business resources to pay their contractual debt payments if the cash flows are not sufficient.  Additionally, if the Bank were to repossess the secured collateral of a multi-family or commercial loan, the pool of potential buyers is limited more than that for a residential property.  Therefore, the Bank could hold the property for an extended period of time and/or potentially be forced to sell at a discounted price, resulting in additional losses.

Each quarter, a formula analysis is prepared which segregates the loan portfolio into categories based on certain risk characteristics.  The categories include the following: one- to four-family loans; multi-family and commercial loans; consumer home equity loans; and other consumer loans.  Home equity loans with the same underlying collateral as a one- to four-family loan are combined with the one- to four-family loan in the formula analysis model to calculate a combined LTV ratio.  Loans individually evaluated for loss are excluded from the formula analysis model.  The one- to four-family loan portfolio and related home equity loans are segregated into additional categories based on the following risk characteristics: originated and correspondent purchased, or bulk purchased; interest payments (fixed-rate and adjustable-rate/interest-only); LTV ratios; borrower’s credit scores; and certain geographic locations.  The categories were derived by management based on reviewing the historical performance of the one- to four-family loan portfolio and taking into consideration current economic conditions, such as trends in residential real estate values in certain areas of the U.S. and unemployment rates.

Quantitative loss factors are applied to each loan category in the formula analysis model based on the historical loss experience for each respective loan category.  Each quarter, management reviews the historical loss time periods and utilizes the historical loss time periods believed to be the most reflective of the current economic conditions and recent charge-off experience.

Qualitative loss factors are applied to each loan category in the formula analysis model.  The qualitative loss factors that are applied in the formula analysis model for one- to four-family and consumer loan portfolios are: unemployment rate trends; collateral value trends; credit score trends; and delinquent loan trends.  The qualitative loss factors that are applied in the formula analysis model for multi-family and commercial loan portfolio are: unemployment rate trends; credit score trends for the primary guarantor; delinquent loan trends; and a factor based on management’s judgment due to the higher risk nature of these loans, as compared to one- to four-family loans.  As loans are classified or become delinquent, the qualitative loss factors increase for each respective loan category.  Additionally, TDRs that have not been individually evaluated for loss are included in a category within the formula analysis model with an overall higher qualitative loss factor than corresponding performing loans, for the life of the loan.  The qualitative factors were derived by management based on a review of the historical performance of the respective loan portfolios and consideration of current economic conditions and their likely impact to the loan portfolio.

Management utilizes the formula analysis, along with considering several other data elements when evaluating the adequacy of the ACL.  Such data elements include the trend and composition of delinquent loans, trends in foreclosed property and short sale transactions and charge-off activity, the current status and trends of local and national economies (particularly levels of unemployment), trends and current conditions in the real estate and housing markets, loan portfolio growth and concentrations, and certain ACL ratios such as ACL to loans receivable, net and annualized historical losses to ACL.  Since the Bank’s loan portfolio is primarily concentrated in one- to four-family real estate, management monitors residential real estate market value trends in the Bank’s local market areas and geographic sections of the U.S. by reference to various industry and market reports, economic releases and surveys, and management’s general and specific knowledge of the real estate markets in which the Bank lends, in order to determine what impact, if any, such trends may have on the level of ACL.  Reviewing these qualitative factors assists management in evaluating the overall credit quality of the loan portfolio and the reasonableness of the ACL on an ongoing basis, and whether changes need to be made to the Bank’s ACL methodology.  Management seeks to apply the ACL methodology in a consistent manner; however, the methodology can be modified in response to changing conditions.

Recent Accounting Pronouncements - In December 2011, the Financial Accounting Standards Board (“FASB”) issued 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  The Accounting Standards Update (“ASU”) requires new disclosures regarding the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments.  The new disclosures are designed to make GAAP financial statements more comparable to those prepared under International Financial Reporting Standards.  The new disclosures entail presenting information about both gross and net exposures.  The new disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, which was October 1, 2013 for the Company, and interim periods therein; retrospective application is required.  The adoption of this ASU was disclosure-related and therefore did not have an impact on the Company’s consolidated financial condition or results of operations when adopted on October 1, 2013.

In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  The ASU clarifies the scope of the offsetting disclosure requirements in ASU 2011-11, Disclosures about Offsetting Assets and Liabilities.  These standards are effective for fiscal years beginning on or after January 1, 2013, which was October 1, 2013 for the Company.  The standards are disclosure-related and therefore, their adoption did not have an impact on the Company’s consolidated financial condition or results of operations when adopted on October 1, 2013.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which is intended to improve the transparency of changes in other comprehensive income and items reclassified out of AOCI.  The standard requires entities to disaggregate the total change of each component of other comprehensive income and separately present reclassification adjustments and current period other comprehensive income.  Additionally, the standard requires that significant items reclassified out of AOCI be presented by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements.  ASU 2013-02 is effective for fiscal years beginning after December 15, 2012, which was October 1, 2013 for the Company, and should be applied prospectively.  The adoption of this ASU is disclosure-related and therefore did not have an impact on the Company’s consolidated financial condition or results of operations when adopted on October 1, 2013.

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

2.   Earnings Per Share

Shares acquired by the ESOP are not considered in the basic average shares outstanding until the shares are committed for allocation or vested to an employee’s individual account.  Unvested shares awarded pursuant to the Company’s restricted stock benefit plans are treated as participating securities in the computation of earnings per share pursuant to the two-class method as they contain nonforfeitable rights to dividends.  The two-class method is an earnings allocation that determines earnings per share for each class of common stock and participating security.

	For the Three Months Ended
	December 31,
	2013	2012
	(Dollars in thousands, except per share data)
Net income	$17,813	$17,563
Income allocated to participating securities	(50)	(60)
Net income available to common stockholders	$17,763	$17,503

Average common shares outstanding	142,881,528	147,881,207
Average committed ESOP shares outstanding	449	1,500
Total basic average common shares outstanding	142,881,977	147,882,707

Effect of dilutive stock options	1,064	102

Total diluted average common shares outstanding	142,883,041	147,882,809

Net earnings per share:
Basic	$0.12	$0.12
Diluted	$0.12	$0.12

Antidilutive stock options, excluded
from the diluted average common shares
outstanding calculation	2,403,917	2,471,473

3.   Securities

The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS and HTM securities at the dates presented.  The majority of the MBS and investment securities portfolios are composed of securities issued by U.S. government-sponsored enterprises (“GSEs”).

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$658,834	$483	$11,155	$648,162
MBS	323,720	18,146	--	341,866
Trust preferred securities	2,579	--	170	2,409
Municipal bonds	1,118	38	--	1,156
	986,251	18,667	11,325	993,593
HTM:
MBS	1,633,298	30,192	29,421	1,634,069
Municipal bonds	35,186	863	21	36,028
	1,668,484	31,055	29,442	1,670,097
	$2,654,735	$49,722	$40,767	$2,663,690

	September 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$709,118	$996	$7,886	$702,228
MBS	345,263	18,701	--	363,964
Trust preferred securities	2,594	--	171	2,423
Municipal bonds	1,308	44	--	1,352
	1,058,283	19,741	8,057	1,069,967
HTM:
MBS	1,683,744	39,878	16,984	1,706,638
Municipal bonds	34,279	943	14	35,208
	1,718,023	40,821	16,998	1,741,846
	$2,776,306	$60,562	$25,055	$2,811,813

The following tables summarize the estimated fair value and gross unrealized losses of those securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	December 31, 2013
	Less Than			Equal to or Greater
	12 Months			Than 12 Months
		Estimated	Unrealized		Estimated	Unrealized
	Count	Fair Value	Losses	Count	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	21	$484,635	$9,601	2	$37,596	$1,554
Trust preferred securities	--	--	--	1	2,409	170
	21	$484,635	$9,601	3	$40,005	$1,724

HTM:
MBS	46	$806,066	$27,862	3	$22,741	$1,559
Municipal bonds	8	4,728	21	--	--	--
	54	$810,794	$27,883	3	$22,741	$1,559

	September 30, 2013
	Less Than			Equal to or Greater
	12 Months			Than 12 Months
		Estimated	Unrealized		Estimated	Unrealized
	Count	Fair Value	Losses	Count	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	19	$426,482	$7,213	1	$24,327	$673
Trust preferred securities	--	--	--	1	2,423	171
	19	$426,482	$7,213	2	$26,750	$844

HTM:
MBS	40	$710,291	$16,984	--	$--	$--
Municipal bonds	3	1,299	14	--	--	--
	43	$711,590	$16,998	--	$--	$--

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

The unrealized losses at December 31, 2013 and September 30, 2013, excluding the trust preferred security discussed below, are primarily a result of an increase in market yields from the time the securities were purchased.  In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase.  Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired.  Additionally, the impairment is also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities, nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity.  As a result of the analysis, management does not believe any other-than-temporary impairments existed at December 31, 2013 or September 30, 2013.

The unrealized losses related to the trust preferred security held by the Bank at December 31, 2013 and September 30, 2013 were primarily a result of a decrease in the security’s credit rating.  Management reviews the underlying cash flows of this security on a quarterly basis.  As of December 31, 2013 and September 30, 2013, the cash flow analysis indicated the present value of future expected cash flows are adequate to recover the entire amortized cost.  On January 14, 2014, five federal agencies, including the OCC and the SEC, approved an interim final rule permitting banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Volcker Rule”).  The federal banking agencies also released a non-exclusive list of issuers that meet the requirements of the interim final rule and are therefore not prohibited under the Volcker Rule.  The Bank’s trust preferred security is included on that list and therefore is exempt from the provisions of the Volcker Rule.  As a result, management neither intends to sell this security, nor is it more likely than not that the Company will be required to sell the security before the recovery of the remaining amortized cost amount, which could be at maturity.  As a result of the analysis, management does not believe any other-than-temporary impairments existed related to the trust preferred security at December 31, 2013 or September 30, 2013.

Maturities of MBS depend on the repayment characteristics and experience of the underlying financial instruments.  Actual maturities of MBS may differ from contractual maturities because borrowers have the right to prepay obligations, generally without penalties.  Additionally, issuers of callable investment securities have the right to call and prepay obligations with or without prepayment penalties prior to the maturity dates of the securities.  As of December 31, 2013, the amortized cost of the securities in our portfolio which are callable or have pre-refunding dates within one year totaled $493.9 million.    The amortized cost and estimated fair value of securities by remaining contractual maturity, without consideration for call features or pre-refunding dates, as of December 31, 2013 are shown below.

	AFS		HTM
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
One year or less	$201	$205	$6,732	$6,803
One year through five years	610,941	603,278	60,583	63,560
Five years through ten years	149,405	153,498	403,933	400,427
Ten years and thereafter	225,704	236,612	1,197,236	1,199,307
	$986,251	$993,593	$1,668,484	$1,670,097

The following table presents the carrying value of MBS in our portfolio by issuer at the dates presented.

	December 31, 2013	September 30, 2013
	(Dollars in thousands)
Federal National Mortgage Association (“FNMA”)	$1,193,334	$1,250,948
Federal Home Loan Mortgage Corporation (“FHLMC”)	622,975	629,216
Government National Mortgage Association	158,855	167,544
	$1,975,164	$2,047,708

The following table presents the taxable and non-taxable components of interest income on investment securities for the time periods presented.

	For the Three Months Ended
	December 31,
	2013	2012
	(Dollars in thousands)
Taxable	$1,807	$2,539
Non-taxable	259	326
	$2,066	$2,865

The following table summarizes the amortized cost and estimated fair value of securities pledged as collateral as of the dates presented.

	December 31, 2013		September 30, 2013
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Repurchase agreements	$347,507	$354,409	$353,648	$364,593
Public unit deposits	286,953	286,896	272,016	274,917
Federal Reserve Bank	31,677	32,549	34,261	35,477
	$666,137	$673,854	$659,925	$674,987

4.   Loans Receivable and Allowance for Credit Losses

Loans receivable, net at the dates presented is summarized as follows:

	December 31, 2013	September 30, 2013
	(Dollars in thousands)
Real estate loans:
One- to four-family	$5,811,216	$5,743,047
Multi-family and commercial	41,745	50,358
Construction	101,638	77,743
Total real estate loans	5,954,599	5,871,148

Consumer loans:
Home equity	135,023	135,028
Other	5,467	5,623
Total consumer loans	140,490	140,651

Total loans receivable	6,095,089	6,011,799

Less:
Undisbursed loan funds	61,480	42,807
ACL	8,919	8,822
Discounts/unearned loan fees	23,540	23,057
Premiums/deferred costs	(23,439)	(21,755)
	$6,024,589	$5,958,868

Lending Practices and Underwriting Standards  - Originating and purchasing loans secured by one- to four-family residential properties is the Bank’s primary lending business, resulting in a loan concentration in residential first mortgage loans.  The Bank purchases one- to four-family loans, on a loan-by-loan basis, from a select group of correspondent lenders in 24 states.    Additionally, the Bank periodically purchases whole one- to four-family loans in bulk packages from nationwide and correspondent lenders.  The Bank also makes consumer loans, commercial and multi-family real estate loans, and construction loans secured by residential, multi-family or commercial real estate.  As a result of our one- to four-family lending activities, the Bank has a concentration of loans secured by real property located in Kansas and Missouri.

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

The underwriting standards for loans purchased from correspondent and nationwide lenders are generally similar to the Bank’s internal underwriting standards.  The underwriting of correspondent loans is performed primarily by the Bank’s underwriters, but some are underwritten by a third party, independent of the correspondent lender, to ensure general consistency to the Bank’s underwriting standards.    Before committing to a bulk loan purchase, the Bank’s Chief Lending Officer or Secondary Marketing Manager reviews specific criteria such as loan amount, credit scores, LTV ratios, geographic location, and debt ratios of each loan in the pool.  If the specific criteria do not meet the Bank’s underwriting standards and compensating factors are not sufficient, then a loan will be removed from the population.  Before the bulk loan purchase is funded, an internal Bank underwriter or a third party reviews at least 25%  of the loan files to confirm loan terms, credit scores, debt ratios, property appraisals, and other underwriting related documentation.  For the tables within this Note, correspondent purchased loans are included with originated loans, and bulk purchased loans are reported as purchased loans.

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

Multi-family and commercial loans - The Bank’s multi-family, commercial real estate and commercial construction loans are originated by the Bank or are in participation with a lead bank.  These loans are granted based on the income producing potential of the property and the financial strength of the borrower and/or guarantor.  At the time of origination, LTV ratios on multi-family, commercial real estate and commercial construction loans cannot exceed 80%  of the appraised value of the property securing the loans.  The net operating income, which is the income derived from the operation of the property less all operating expenses, must be in excess of the payments related to the outstanding debt at the time of origination.  The Bank generally requires personal guarantees of the borrowers covering a portion of the debt in addition to the security property as collateral for these loans.  Appraisals on properties securing these loans are performed by independent state certified fee appraisers.

Consumer loans  - The Bank offers a variety of secured consumer loans, including home equity loans and lines of credit, home improvement loans, auto loans, and loans secured by savings deposits.  The Bank also originates a very limited amount of unsecured loans.  The Bank does not originate any consumer loans on an indirect basis, such as contracts purchased from retailers of goods or services which have extended credit to their customers.  The majority of the consumer loan portfolio is comprised of home equity lines of credit for which the Bank also has the first mortgage or there is no first mortgage.

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

The following tables present the recorded investment, by class, in loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, total current loans, and total recorded investment at the dates presented.  The recorded investment in loans is defined as the unpaid principal balance of a loan (net of unadvanced funds related to loans in process), less charge-offs and inclusive of unearned loan fees and deferred costs.  At December 31, 2013 and September 30, 2013, all loans 90 or more days delinquent were on nonaccrual status.  In addition to loans 90 or more days delinquent, the Bank also had $6.1 million and $6.7 million of originated loan TDRs classified as nonaccrual at December  31, 2013 and September 30, 2013, respectively, as well as $392 thousand and $280 thousand of purchased loan TDRs classified as nonaccrual at December  31, 2013 and September 30, 2013, respectively, as required by the OCC.  Of the loans required to be reported as nonaccrual pursuant to OCC reporting requirements, $5.4 million and $5.9 million were current at December  31, 2013 and September 30, 2013, respectively.    At December  31, 2013 and September 30, 2013,  the balance of loans on nonaccrual status was $27.7 million and $26.4 million,  respectively.

	December 31, 2013
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family loans - originated	$19,183	$10,541	$29,724	$5,191,936	$5,221,660
One- to four-family loans - purchased	7,959	10,215	18,174	605,955	624,129
Multi-family and commercial loans	--	--	--	47,229	47,229
Consumer - home equity	721	477	1,198	133,825	135,023
Consumer - other	100	11	111	5,356	5,467
	$27,963	$21,244	$49,207	$5,984,301	$6,033,508

	September 30, 2013
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family loans - originated	$18,889	$9,379	$28,268	$5,092,581	$5,120,849
One- to four-family loans - purchased	7,842	9,695	17,537	631,050	648,587
Multi-family and commercial loans	--	--	--	57,603	57,603
Consumer - home equity	848	485	1,333	133,695	135,028
Consumer - other	35	5	40	5,583	5,623
	$27,614	$19,564	$47,178	$5,920,512	$5,967,690

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

The following table sets forth the recorded investment in loans classified as special mention or substandard at the dates presented, by class.  Special mention and substandard loans are included in the formula analysis model if the loan is not individually evaluated for loss.  Loans classified as doubtful or loss are individually evaluated for loss.  At the dates presented, there were no loans classified as doubtful, and all loans classified as loss were fully charged-off.

	December 31, 2013		September 30, 2013
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family - originated	$24,631	$28,634	$29,359	$27,761
One- to four-family - purchased	1,665	14,635	1,871	14,195
Multi-family and commercial	1,865	--	1,976	--
Consumer - home equity	81	953	87	819
Consumer - other	--	18	--	13
	$28,242	$44,240	$33,293	$42,788

The following table shows the weighted average credit score and weighted average LTV for originated and purchased one- to four-family loans and originated consumer home equity loans at the dates presented.  Borrower credit scores are intended to provide an indication as to the likelihood that a borrower will repay their debts.  Credit scores are updated at least semiannually, with the last update in September 2013, and obtained from a nationally recognized consumer rating agency.  The LTV ratios provide an estimate of the extent to which the Bank may incur a loss on any given loan that may go into foreclosure.  The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available.  In most cases, the most recent appraisal was obtained at the time of origination.

	December 31, 2013		September 30, 2013
	Weighted Average		Weighted Average
	Credit Score	LTV	Credit Score	LTV
One- to four-family - originated	762	65%	762	65%
One- to four-family - purchased	748	67	747	67
Consumer - home equity	747	19	746	19
	760	64	760	64

TDRs  - The following tables present the recorded investment prior to restructuring and immediately after restructuring for all loans restructured during the periods presented.  These tables do not reflect the recorded investment at the end of the periods indicated.  The increase in the recorded investment at the time of the restructuring was generally due to the capitalization of delinquent interest and/or escrow balances.

	For the Three Months Ended
	December 31, 2013
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family loans - originated	38	$3,825	$3,853
One- to four-family loans - purchased	2	198	198
Multi-family and commercial loans	--	--	--
Consumer - home equity	4	65	66
Consumer - other	--	--	--
	44	$4,088	$4,117

	For the Three Months Ended
	December 31, 2012
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family loans - originated	55	$12,578	$12,650
One- to four-family loans - purchased	2	555	598
Multi-family and commercial loans	2	82	79
Consumer - home equity	3	80	80
Consumer - other	--	--	--
	62	$13,295	$13,407

The following table provides information on TDRs restructured within the last 12 months that became delinquent during the periods presented.

	For the Three Months Ended
	December 31, 2013		December 31, 2012
	Number		Number
	of	Recorded	of	Recorded
	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
One- to four-family loans - originated	11	$816	6	$405
One- to four-family loans - purchased	2	338	1	47
Multi-family and commercial loans	--	--	--	--
Consumer - home equity	--	--	1	2
Consumer - other	--	--	--	--
	13	$1,154	8	$454

Impaired loans – The following is a summary of information pertaining to impaired loans by class as of the dates presented.

	December 31, 2013			September 30, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	ACL	Investment	Balance	ACL
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$14,730	$15,304	$--	$12,950	$13,543	$--
One- to four-family - purchased	13,857	16,916	--	13,882	16,645	--
Multi-family and commercial	--	--	--	--	--	--
Consumer - home equity	677	1,063	--	577	980	--
Consumer - other	5	9	--	2	7	--
	29,269	33,292	--	27,411	31,175	--
With an allowance recorded
One- to four-family - originated	27,738	27,851	165	35,520	35,619	209
One- to four-family - purchased	2,572	2,541	54	2,034	2,015	29
Multi-family and commercial	--	--	--	73	74	2
Consumer - home equity	551	551	75	492	492	78
Consumer - other	14	14	2	11	11	1
	30,875	30,957	296	38,130	38,211	319
Total
One- to four-family - originated	42,468	43,155	165	48,470	49,162	209
One- to four-family - purchased	16,429	19,457	54	15,916	18,660	29
Multi-family and commercial	--	--	--	73	74	2
Consumer - home equity	1,228	1,614	75	1,069	1,472	78
Consumer - other	19	23	2	13	18	1
	$60,144	$64,249	$296	$65,541	$69,386	$319

The following is a summary of information pertaining to impaired loans by class for the periods presented.

	For the Three Months Ended
	December 31, 2013		December 31, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$12,872	$97	$8,935	$46
One- to four-family - purchased	13,636	45	15,267	46
Multi-family and commercial	--	--	--	--
Consumer - home equity	569	8	695	6
Consumer - other	3	--	36	--
	27,080	150	24,933	98
With an allowance recorded
One- to four-family - originated	33,212	319	42,421	433
One- to four-family - purchased	2,858	16	2,191	17
Multi-family and commercial	54	1	40	1
Consumer - home equity	613	5	423	5
Consumer - other	15	--	27	--
	36,752	341	45,102	456
Total
One- to four-family - originated	46,084	416	51,356	479
One- to four-family - purchased	16,494	61	17,458	63
Multi-family and commercial	54	1	40	1
Consumer - home equity	1,182	13	1,118	11
Consumer - other	18	--	63	--
	$63,832	$491	$70,035	$554

Allowance for credit losses - The following is a summary of the activity in the ACL by segment and the ending balance of the ACL based on the Company’s impairment methodology for and at the beginning and end of the periods presented.  Of the  $856 thousand of net charge-offs during the three months ended December 31, 2012,  $369 thousand related to loans that were primarily discharged in a prior fiscal year under Chapter 7 bankruptcy, that had to be, pursuant to OCC reporting requirements, evaluated for collateral loss, even if they were current.

	For the Three Months Ended December 31, 2013
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$5,771	$2,486	$8,257	$185	$380	$8,822
Charge-offs	(88)	(327)	(415)	--	(10)	(425)
Recoveries	1	--	1	--	6	7
Provision for credit losses	155	354	509	(3)	9	515
Ending balance	$5,839	$2,513	$8,352	$182	$385	$8,919

	For the Three Months Ended December 31, 2012
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$6,074	$4,453	$10,527	$219	$354	$11,100
Charge-offs	(219)	(532)	(751)	--	(115)	(866)
Recoveries	--	--	--	--	10	10
Provision for credit losses	(216)	369	153	(18)	98	233
Ending balance	$5,639	$4,290	$9,929	$201	$347	$10,477

The following is a summary of the loan portfolio and related ACL balances, at the dates presented, by loan portfolio segment disaggregated by the Company’s impairment method.  There was no ACL for loans individually evaluated for impairment at either date, as all potential losses were charged-off.

	December 31, 2013
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$5,206,930	$610,272	$5,817,202	$47,229	$139,808	$6,004,239
Recorded investment in loans
individually evaluated for impairment	14,730	13,857	28,587	--	682	29,269
	$5,221,660	$624,129	$5,845,789	$47,229	$140,490	$6,033,508
ACL for loans collectively evaluated
for impairment	$5,839	$2,513	$8,352	$182	$385	$8,919

	September 30, 2013
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$5,107,899	$634,705	$5,742,604	$57,603	$140,072	$5,940,279
Recorded investment in loans
individually evaluated for impairment	12,950	13,882	26,832	--	579	27,411
	$5,120,849	$648,587	$5,769,436	$57,603	$140,651	$5,967,690
ACL for loans collectively evaluated
for impairment	$5,771	$2,486	$8,257	$185	$380	$8,822

As previously discussed, the Bank has a loan concentration in residential first mortgage loans.  Declines in residential real estate values could adversely impact the property used as collateral for the Bank’s loans.  Adverse changes in economic conditions and increasing unemployment rates may have a negative effect on the ability of the Bank’s borrowers to make timely loan payments, which would likely increase delinquencies and have an adverse impact on the Bank’s earnings.  Further increases in delinquencies would decrease interest income on loans receivable and would likely adversely impact the Bank’s loan loss experience, resulting in an increase in the Bank’s ACL and provision for credit losses.  Although management believes the ACL was at a level adequate to absorb inherent losses in the loan portfolio at December 31, 2013, the level of the ACL remains an estimate that is subject to significant judgment.

5.    Fair Value of Financial Instruments

Fair Value Measurements - The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures in accordance with Accounting Standard Codification (“ASC”) 820 and ASC 825.  The Company did not have any liabilities that were measured at fair value at December  31, 2013 or September 30, 2013.  The Company’s AFS securities are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as OREO and loans individually evaluated for impairment.  These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.

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

AFS Securities - The Company’s AFS securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders’ equity.  The majority of the securities within the AFS portfolio are issued by U.S. GSEs.  The Company primarily uses prices obtained from third party pricing services and recent trades to determine the fair value of securities.  The Company’s major security types based on the nature and risks of the securities are:

•

GSE Debentures – Estimated fair values are based on a discounted cash flow method.  Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for similar securities. On a quarterly basis, management corroborates a sample of the prices obtained from the pricing service by comparing them to another independent source.  (Level 2)

•

MBS – Estimated fair values are based on a discounted cash flow method.  Cash flows are determined based on prepayment projections of the underlying mortgages and are discounted using current market yields for benchmark securities. On a quarterly basis, management corroborates a sample of the prices obtained from the pricing service by comparing them to another independent source.  (Level 2)

•

Municipal Bonds – Estimated fair values are based on a discounted cash flow method.  Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for securities with similar credit profiles. On a quarterly basis, management corroborates a sample of the prices obtained from the pricing service by comparing them to another independent source.  (Level 2)

•

Trust Preferred Securities – Estimated fair values are based on a discounted cash flow method.  Cash flows are determined by taking prepayment and underlying credit considerations into account.  The discount rates are derived from secondary trades and bid/offer prices.  (Level 3)

The following tables provide the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a recurring basis, which consists of AFS securities, at the dates presented.

	December 31, 2013
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)(1)
	(Dollars in thousands)
AFS Securities:
GSE debentures	$648,162	$--	$648,162	$--
MBS	341,866	--	341,866	--
Trust preferred securities	2,409	--	--	2,409
Municipal bonds	1,156	--	1,156	--
	$993,593	$--	$991,184	$2,409

	September 30, 2013
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)(2)
	(Dollars in thousands)
AFS Securities:
GSE debentures	$702,228	$--	$702,228	$--
MBS	363,964	--	363,964	--
Municipal bonds	1,352	--	1,352	--
Trust preferred securities	2,423	--	--	2,423
	$1,069,967	$--	$1,067,544	$2,423

(1)

The Company’s Level 3 AFS securities had no activity during the three months ended December  31, 2013, except for principal repayments of $25 thousand and reductions in net unrealized losses recognized in other comprehensive income.  Reductions in net unrealized losses included in other comprehensive income for the three months ended December  31, 2013 were $1 thousand.

(2)

The Company’s Level 3 AFS securities had no activity during fiscal year 2013, except for principal repayments of $424 thousand and reductions in net unrealized losses recognized in other comprehensive income.  Reductions in net unrealized losses included in other comprehensive income for the year ended September 30, 2013 were $276 thousand.

The following is a description of valuation methodologies used for significant assets measured at fair value on a non-recurring basis.

Loans Receivable - The balance of loans individually evaluated for impairment at December  31, 2013 and September 30, 2013 was $29.2 million and $27.3 million, respectively.  Substantially all of these loans were secured by residential real estate and were individually evaluated to ensure that the carrying value of the loan was not in excess of the fair value of the collateral, less estimated selling costs.  When no impairment is indicated, the carrying amount is considered to approximate fair value.  Fair values were estimated through current appraisals or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  Based on this evaluation, the Bank charged-off any loss amounts at December  31, 2013 and September 30, 2013; therefore there was no ACL related to these loans.

OREO - OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower-of-cost or fair value.  Fair value is estimated through current appraisals or listing prices, less estimated selling costs.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  The fair value of OREO at December  31, 2013 and September 30, 2013 was $3.6 million and $3.9 million, respectively.

The following tables provide the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at the dates presented.

	December 31, 2013
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Loans individually evaluated for impairment	$29,203	$--	$--	$29,203
OREO	3,645	--	--	3,645
	$32,848	$--	$--	$32,848

	September 30, 2013
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Loans individually evaluated for impairment	$27,327	$--	$--	$27,327
OREO	3,882	--	--	3,882
	$31,209	$--	$--	$31,209

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

The carrying amounts and estimated fair values of the Company’s financial instruments at the dates presented were as follows:

	December 31, 2013		September 30, 2013
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$88,665	$88,665	$113,886	$113,886
HTM securities	1,668,484	1,670,097	1,718,023	1,741,846
Loans receivable	6,024,589	6,119,980	5,958,868	6,132,239
BOLI	59,832	59,832	59,495	59,495
Capital stock of FHLB	129,095	129,095	128,530	128,530
Liabilities:
Deposits	4,620,908	4,649,970	4,611,446	4,646,263
FHLB borrowings	2,515,618	2,588,703	2,513,538	2,599,749
Repurchase agreements	320,000	331,180	320,000	333,749

The following methods and assumptions were used to estimate the fair value of the financial instruments:

Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents are considered to approximate their fair value due to the nature of the financial asset.   (Level 1)

HTM Securities - Estimated fair values of securities are based on one of three methods: (1) quoted market prices where available; (2) quoted market prices for similar instruments if quoted market prices are not available; (3) unobservable data that represents the Bank’s assumptions about items that market participants would consider in determining fair value where no market data is available.  HTM securities are carried at amortized cost.   (Level 2)

Loans Receivable - The fair value of one- to four-family mortgages and home equity loans are generally estimated using the present value of expected future cash flows, assuming future prepayments and using discount factors determined by prices obtained from securitization markets, less a discount for the cost of servicing and lack of liquidity. The estimated fair value of the Bank’s multi-family and consumer loans are based on the expected future cash flows assuming future prepayments and discount factors based on current offering rates.  (Level 3)

BOLI - The carrying value of BOLI is considered to approximate its fair value due to the nature of the financial asset.  (Level 1)

Capital Stock of FHLB - The carrying value and estimated fair value of FHLB stock equals cost, which is based on redemption at par value.  (Level 1)

Deposits - The estimated fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date.  The estimated fair value of these deposits at December  31, 2013 and September 30, 2013 was $2.12 billion and $2.07 billion, respectively.  (Level 1)  The fair value of certificates of deposit is estimated by discounting future cash flows using current LIBOR rates.  The estimated fair value of certificates of deposit at December  31, 2013 and September 30, 2013 was $2.53 billion and $2.58 billion, respectively.  (Level 2)

FHLB borrowings and Repurchase Agreements - The fair value of fixed-maturity borrowed funds is estimated by discounting estimated future cash flows using currently offered rates.  (Level 2)

6.   Subsequent Events

In preparing these financial statements, management has evaluated events occurring subsequent to December  31, 2013, for potential recognition and disclosure.  There have been no material events or transactions which would require adjustments to the consolidated financial statements at December  31, 2013.

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

These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control.  The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements.  The following factors, among others, could cause our future results to differ materially from the plans, objectives, goals, expectations, anticipations, estimates and intentions expressed in the forward-looking statements:

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

The following discussion and analysis is intended to assist in understanding the financial condition, results of operations, liquidity and capital resources of the Company.  It should be read in conjunction with the consolidated financial statements and notes presented in this report.  The discussion includes comments relating to the Bank, since the Bank is wholly-owned by the Company and comprises the majority of its assets and is the principal source of income for the Company.  This discussion and analysis should be read in conjunction with management’s discussion and analysis included in the Company’s 2013 Annual Report on Form 10-K filed with the SEC.

Executive Summary

The following summary should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations in its entirety.

We have been, and intend to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve.  We attract retail deposits from the general public and invest those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences.  The Bank also originates consumer loans primarily secured by first mortgages on one- to four-family residences, commercial and multi-family real estate loans, and construction loans secured by residential, multi-family, or commercial real estate.  While our primary business is the origination of one- to four-family mortgage loans funded through retail deposits, we also purchase whole one- to four-family mortgage loans from correspondent and nationwide lenders, participate in loans with other lenders that are secured by commercial or multi-family real estate, and invest in certain investment securities and MBS using funding from retail deposits, FHLB borrowings, and repurchase agreements.  The Company is significantly affected by prevailing economic conditions including federal monetary and fiscal policies and federal regulation of financial institutions.  Retail deposit balances are influenced by a number of factors including interest rates paid on competing investment products, the level of personal income, and the personal rate of savings within our market areas.  Lending activities are influenced by the demand for housing and other loans, our loan underwriting guidelines compared to those of our competitors, as well as interest rate pricing competition from other lending institutions.  The primary sources of funds for lending activities include deposits, loan repayments, investment income, borrowings, and funds provided from operations.

The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, MBS, investment securities, and cash, and the interest paid on deposits and borrowings.  On a weekly basis, management reviews deposit flows, loan demand, cash levels, and changes in several market rates to assess all pricing strategies.  The Bank’s pricing strategy for first mortgage loan products includes setting interest rates based on secondary market prices and local competitor pricing for our local lending markets, and secondary market prices and national competitor pricing for our correspondent lending markets.  Generally, deposit pricing is based upon a survey of competitors in the Bank’s market areas, and the need to attract funding and retain maturing deposits.  The majority of our loans are fixed-rate products with maturities up to 30 years, while the majority of our retail deposits have maturity or repricing dates of less than two years.

The Federal Open Market Committee of the Federal Reserve (the “FOMC”) noted in their January 2014 statement that economic activity has picked up in recent quarters.  Although the unemployment rate remains elevated, labor market conditions have shown further signs of improvement.  The FOMC stated that household spending and business fixed investment have advanced, but recovery in the housing sector slowed somewhat in recent months and fiscal policy is restraining economic growth, although the extent of restraint may be diminishing.  Inflation has been running below the FOMC’s longer-run objective, but longer-term inflationary expectations have remained stable.  Given the cumulative progress made toward the FOMC’s statutory mandate of maximum employment, as well as to the improvement in the outlook for labor market conditions, the FOMC decided to modestly reduce the pace of its asset purchases.  The FOMC will continue its existing policy of reinvesting principal payments from its holdings of agency debt and agency MBS in agency MBS and will continue to purchase additional longer-term Treasury securities, but at a pace of $35 billion per month and agency MBS at a pace of $30 billion per month.  The FOMC believes that these actions, taken together, should maintain downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative, which in turn should promote a stronger economic recovery.  The FOMC stated that it will closely monitor incoming information on economic and financial developments in coming months and will continue its asset purchases until the outlook for the labor market improves substantially in the context of price stability.  If incoming information broadly supports the FOMC’s expectation of continued improvement in labor market conditions and inflation approaches its longer-run objective, the pace of asset purchases will likely be further reduced.  The FOMC insisted, however, that asset purchases are not on a preset course.  The FOMC remarked that it will continue to maintain the federal funds rate at zero to 0.25% as long as the unemployment rate remains above 6.5%, inflation between one and two years ahead is projected to be no more than a half percentage point above the FOMC’s 2% longer-run goal, and longer-term inflation expectations continue to be well anchored, among other things.  The FOMC continues to anticipate, based on an assessment of the preceding factors, that it will likely be appropriate to maintain the exceptionally low target range for the federal funds rate well past the time that unemployment recedes below 6.5%, especially if projected inflation continues to run below its 2% longer-run goal.  When the FOMC decides to begin to remove policy accommodation, they stated they will take a balanced approach consistent with their longer-run goals of maximum employment and inflation of 2%.

Economic conditions in the Bank’s local market areas have a significant impact on the ability of borrowers to repay loans and the value of the collateral securing these loans.  As of December 2013, the unemployment rate was 4.9% for Kansas and 5.9% for Missouri, compared to the national average of 6.7% based on information from the Bureau of Economic Analysis.  The unemployment rate remains lower in our market areas, relative to the national average, due to diversified industries within our market areas, primarily in the Kansas City metropolitan statistical area.  Our Kansas City market area, which comprises the largest segment of our loan portfolio and deposit base, has an average household income of approximately $80 thousand per annum, based on 2013 estimates from the American Community Survey, which is a statistical survey by the U.S. Census Bureau.  The average household income in our combined market areas is approximately $69 thousand per annum, with 91% of the population at or above the poverty level, also based on the 2013 estimates from the American Community Survey.  The Federal Housing Finance Agency (“FHFA”) price index for Kansas and Missouri has not experienced significant fluctuations during the past 10 years, unlike other market areas of the United States, which indicates relative stability in property values in our local market areas.

Total assets were $9.11 billion at December 31, 2013 compared to $9.19 billion at September 30, 2013.  The $75.4 million decrease was due primarily to a $125.9 million decrease in the securities portfolio, partially offset by a $65.7 million increase in the loan portfolio.  Loan growth during the current quarter was funded with cash flows from the securities portfolio as management continued the strategy of moving cash flows from the lower yielding securities portfolio to the higher yielding loan portfolio.  During the current quarter, the Bank originated and refinanced $154.1 million of loans with a weighted average rate of 3.90%, purchased $123.3 million of loans from correspondent lenders with a weighted average rate of 3.73%, and participated in $16.8 million of commercial real estate loans with a weighted average rate of 4.18%.

Total liabilities were $7.54 billion at December 31, 2013 compared to $7.55 billion at September 30, 2013.  The $12.7 million decrease was due primarily to a $33.5 million decrease in advance payments by borrowers for taxes and insurance resulting from the payment of real estate taxes and insurance on behalf of our borrowers, partially offset by a $9.5 million increase in the deposit portfolio.

Stockholders’ equity was $1.57 billion at December 31, 2013 compared to $1.63 billion at September 30, 2013.  The $62.7 million decrease was due primarily to the payment of $72.3 million of dividends and the repurchase of $7.0 million of stock, partially offset by net income of $17.8 million.  During the current quarter, the Company repurchased 578,880 shares of common stock at an average price of $12.14 per share, or $7.0 million.  Subsequent to December 31, 2013 through January 17, 2014, the Company repurchased 2,143,600 shares at an average price of $11.99 per share, or $25.7 million.

For the quarter ended December 31, 2013, the Company recognized net income of $17.8 million, compared to net income of $17.6 million for the quarter ended December 31, 2012.  The net interest margin decreased three basis points, from 2.01% for the prior year quarter to 1.98% for the current quarter.  Decreases in the cost of funds and a shift in the mix of interest-earning assets from relatively lower yielding securities to higher yielding loans tempered the decrease in the net interest margin, but were not enough to fully offset the impact of decreasing asset yields.

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

Critical Accounting Policies

Our most critical accounting policies are the methodologies used to determine the ACL and fair value measurements.    These policies are important to the presentation of our financial condition and results of operations, involve a high degree of complexity, and require management to make difficult and subjective judgments that may require assumptions or estimates about highly uncertain matters.  The use of different judgments, assumptions, and estimates could cause reported results to differ materially.    These critical accounting policies and their application are reviewed at least annually by our audit committee.    For a full discussion of our critical accounting policies, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Financial Condition

The following table presents selected balance sheet information as of the dates presented.

	December 31,	September 30,	June 30,	March 31,	December 31,
	2013	2013	2013	2013	2012
	(Dollars in thousands)
Total assets	$9,111,054	$9,186,449	$9,239,764	$9,393,718	$9,238,786
Cash and cash equivalents	88,665	113,886	131,287	48,574	105,157
AFS securities	993,593	1,069,967	1,167,043	1,245,443	1,259,392
HTM securities	1,668,484	1,718,023	1,819,895	1,953,779	1,902,228
Loans receivable, net	6,024,589	5,958,868	5,792,620	5,715,273	5,640,077
Capital stock of FHLB	129,095	128,530	134,222	130,680	130,784
Deposits	4,620,908	4,611,446	4,628,436	4,693,573	4,582,163
FHLB borrowings	2,515,618	2,513,538	2,611,480	2,634,465	2,532,493
Repurchase agreements	320,000	320,000	290,000	315,000	365,000
Stockholders’ equity	1,569,463	1,632,126	1,624,502	1,643,007	1,669,951
Equity to total assets at end of period	17.2%	17.8%	17.6%	17.5%	18.1%

Loans Receivable.    The loans receivable portfolio, net, increased $65.7 million, or 1.1%, to $6.02 billion at December  31, 2013, from $5.96 billion at September 30, 2013.  Loan growth during the current quarter was funded with cash flows from the securities portfolio as management continued the strategy of moving cash flows from the lower yielding securities portfolio to the higher yielding loan portfolio.

Our portfolio of correspondent purchased loans increased $100.0 million, or 9.6%, from September 30, 2013 to $1.14 billion at December  31, 2013, of which  $830.5 million are serviced by the Bank and $313.6 million are serviced by our mortgage sub-servicer.  The mortgage sub-servicer has experience servicing loans in the market areas in which we purchase loans and services the loans according to the Bank’s servicing standards, which is intended to allow the Bank greater control over servicing and help maintain a standard of loan performance.  As of December 31, 2013, the Bank had 27 active correspondent lending relationships operating in 24 states.

Included in the loan portfolio at December 31, 2013 were $106.8 million, or 1.8% of the total loan portfolio, of adjustable-rate mortgage (“ARM”) loans that were originated as interest-only.  Of these interest-only loans, $90.2 million were purchased in bulk loan packages from nationwide lenders, primarily during fiscal year 2005.  Interest-only ARM loans do not typically require principal payments during their initial term, and have initial interest-only terms of either 5 or 10 years.  The $90.2 million of bulk purchased interest-only ARM loans held as of December 31, 2013, had a weighted average credit score of 726 and a weighted average LTV ratio of 71% at December 31, 2013.  At December 31, 2013, $57.6 million, or 54%, of the interest-only loans were still in their interest-only payment term and $4.4 million, or 16% of non-performing loans, were interest-only ARMs.

As a portfolio lender focused on delivering outstanding customer service while acquiring quality assets, the ability of our borrowers to repay has always been paramount in our business model.  Our implementation of the “ability to repay” and “qualified mortgage” rules on January 10, 2014, as issued by the Consumer Financial Protection Bureau, is not anticipated to have a  significant impact to our overall book of business.

The following table presents information related to the composition of our loan portfolio at the dates presented.  Within the one- to four-family loan portfolio at December  31,  2013, 68% of the loans had a balance at origination of less than $417 thousand.

	December 31, 2013		September 30, 2013
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$5,811,216	3.76%	$5,743,047	3.77%
Multi-family and commercial	41,745	5.00	50,358	5.22
Construction	101,638	3.71	77,743	3.63
Total real estate loans	5,954,599	3.77	5,871,148	3.78

Consumer Loans:
Home equity	135,023	5.22	135,028	5.26
Other	5,467	4.31	5,623	4.41
Total consumer loans	140,490	5.19	140,651	5.23

Total loans receivable	6,095,089	3.80	6,011,799	3.82

Less:
Undisbursed loan funds	61,480		42,807
ACL	8,919		8,822
Discounts/unearned loan fees	23,540		23,057
Premiums/deferred costs	(23,439)		(21,755)
Total loans receivable, net	$6,024,589		$5,958,868

The following table presents, for our portfolio of one- to four-family loans, the balance, percentage of total, weighted average credit score, weighted average LTV ratio, and the average balance per loan at the dates presented.  Credit scores are updated at least semiannually, with the last update in September 2013, obtained from a nationally recognized consumer rating agency.  The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal.  In most cases, the most recent appraisal was obtained at the time of origination.

	December 31, 2013					September 30, 2013
		% of	Credit		Average		% of	Credit		Average
	Balance	Total	Score	LTV	Balance	Balance	Total	Score	LTV	Balance
	(Dollars in thousands)
Originated	$4,046,815	69.6%	763	64%	$127	$4,054,436	70.6%	763	65%	$127
Correspondent purchased	1,144,112	19.7	761	67	336	1,044,127	18.2	761	67	341
Bulk purchased	620,289	10.7	748	67	313	644,484	11.2	747	67	316
	$5,811,216	100.0%	761	65	156	$5,743,047	100.0%	761	65	155

The following table presents the annualized prepayment speeds of our one- to four-family loan portfolio for the monthly and quarterly periods ended December 31, 2013.  The balances represent the unpaid principal balance of one- to four-family loans, and the terms represent the contractual terms for our fixed-rate loans, and current terms to repricing for our adjustable-rate loans.  Loan refinances are considered a prepayment and are included in the prepayment speeds presented below.  The annualized prepayment speeds are presented with and without endorsements.

	December 31, 2013
		Monthly Prepayment		Quarterly Prepayment
		Speeds (annualized)		Speeds (annualized)
	Unpaid	Including	Excluding	Including	Excluding
Term	Principal	Endorsements	Endorsements	Endorsements	Endorsements
	(Dollars in thousands)
Fixed-rate one- to four-family:
15 years or less:
Originated	$924,494	8.0%	7.4%	7.5%	7.2%
Correspondent purchased	237,648	3.0	3.0	4.5	4.5
Bulk purchased	15,804	25.7	25.7	28.5	28.5
	1,177,946	7.2	6.8	7.2	7.0
More than 15 years:
Originated	2,851,517	6.9	6.5	7.6	6.9
Correspondent purchased	681,046	4.1	3.3	4.9	4.6
Bulk purchased	34,503	18.4	18.4	22.5	22.5
	3,567,066	6.5	6.0	7.3	6.6
Total fixed-rate one- to four-
family loans:	4,745,012	6.7	6.2	7.3	6.7

Adjustable-rate one- to four-family:
36 months or less:
Originated	165,670	22.0	20.6	18.0	14.5
Correspondent purchased	54,166	18.2	18.2	20.3	20.3
Bulk purchased	572,742	15.8	15.8	13.9	13.9
	792,578	17.2	16.9	15.1	14.4
More than 36 months:
Originated	178,837	5.8	5.8	10.2	10.2
Correspondent purchased	173,835	18.8	18.8	7.9	7.9
Bulk purchased	413	0.7	0.7	1.0	1.0
	353,085	12.2	12.2	9.1	9.1
Total adjustable-rate one- to
four-family loans:	1,145,663	15.7	15.5	13.3	12.8

Total one-to four-family loans	$5,890,675	8.4	8.0	8.4	7.9

The following table summarizes activity in the loan portfolio, along with weighted average rates where applicable, for the periods indicated, excluding changes in undisbursed loan funds, ACL, discounts/unearned loan fees, and premiums/deferred costs.  Loans that were paid-off as a result of refinances are included in repayments.  Purchased loans include purchases from correspondent and nationwide lenders.  Loan endorsements are not included in the activity in the following table because a new loan is not generated at the time of the endorsement.  During the current quarter, the Bank endorsed $7.9 million of one-to four-family loans, reducing the average rate on those loans by 131 basis points.  The endorsed balance and rate are, however, included in the ending loan portfolio balance and rate.

	For the Three Months Ended
	December 31, 2013		September 30, 2013		June 30, 2013		March 31, 2013
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$6,011,799	3.82%	$5,839,861	3.86%	$5,763,055	3.94%	$5,687,893	4.04%
Originated and refinanced:
Fixed	108,829	3.95	217,328	3.70	182,177	3.35	179,828	3.26
Adjustable	45,273	3.76	44,090	3.75	31,713	3.87	22,676	3.94
Purchased and participations:
Fixed	94,535	4.00	167,490	3.61	132,391	3.36	119,334	3.22
Adjustable	45,541	3.34	41,479	2.75	23,499	2.77	19,145	2.64
Repayments	(209,931)		(297,318)		(292,110)		(262,865)
Principal (charge-offs) recoveries, net	(418)		83		(33)		(405)
Transfers	(539)		(1,214)		(831)		(2,551)
Ending balance	$6,095,089	3.80	$6,011,799	3.82	$5,839,861	3.86	$5,763,055	3.94

The Bank’s pricing strategy for first mortgage loan products includes setting interest rates based on secondary market prices and local competitor pricing for our local lending markets, and secondary market prices and national competitor pricing for our correspondent lending markets.  During the quarter ended December 31, 2013, the average rate offered on the Bank’s 30-year fixed-rate one- to four-family loans, with no points paid by the borrower, was approximately 160 basis points above the average 10-year Treasury rate, while the average rate offered on the Bank’s 15-year fixed-rate one- to four-family loans was approximately 60 basis points above the average 10-year Treasury rate.

The following table presents loan origination, refinance, and purchase activity for the periods indicated, excluding endorsement activity, along with associated weighted average rates and percent of total.  Loan originations, purchases and refinances are reported together.  The fixed-rate one- to four-family loans less than or equal to 15 years have an original maturity at origination of less than or equal to 15 years, while fixed-rate one- to four-family loans greater than 15 years have an original maturity at origination of greater than 15 years.  The adjustable-rate one- to four-family loans less than or equal to 36 months have a term to first reset of less than or equal to 36 months at origination and adjustable-rate one- to four-family loans greater than 36 months have a term to first reset of greater than 36 months at origination.  Of the $134.2 million of one- to four-family loan originations and refinances during the current quarter,  77% had loan values of $417 thousand or less.  Of the $123.3 million of one- to four-family correspondent loans purchased during the current quarter, 51% had loan values of $417 thousand or less.

	For the Three Months Ended
	December 31, 2013			December 31, 2012
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-Rate:	(Dollars in thousands)
One- to four-family:
<= 15 years	$51,403	3.32%	17.5%	$112,339	2.84%	31.2%
> 15 years	146,059	4.18	49.6	181,741	3.56	50.5
Multi-family and commercial real estate	5,000	4.00	1.7	3,850	5.00	1.1
Home equity	733	6.05	0.2	456	5.97	0.1
Other	169	11.08	0.1	250	8.01	0.1
Total fixed-rate	203,364	3.97	69.1	298,636	3.32	83.0

Adjustable-Rate:
One- to four-family:
<= 36 months	2,030	2.76	0.7	2,069	2.25	0.6
> 36 months	57,972	3.09	19.7	42,139	2.70	11.7
Multi-family and commercial real estate	11,763	4.25	4.0	--	--	--
Home equity	18,739	4.64	6.4	16,766	4.83	4.6
Other	310	2.88	0.1	424	2.88	0.1
Total adjustable-rate	90,814	3.55	30.9	61,398	3.27	17.0

Total originated, refinanced and purchased	$294,178	3.84	100.0%	$360,034	3.31	100.0%

Purchased and participation loans included above:
Fixed-Rate:
Correspondent - one- to four-family	$89,535	4.00		$84,913	3.38
Participations - commercial real estate	5,000	4.00		3,850	5.00
Total fixed-rate purchased/participations	94,535	4.00		88,763	3.45

Adjustable-Rate:
Correspondent - one- to four-family	33,778	3.03		21,434	2.70
Participations - commercial real estate	11,763	4.25		--	--
Total adjustable-rate purchased/participations	45,541	3.34		21,434	2.70

Total purchased/participation loans	$140,076	3.78		$110,197	3.30

The following table presents originated, refinanced, and correspondent purchased activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average LTVs and weighted average credit scores for the periods indicated.

	For the Three Months Ended
	December 31, 2013			December 31, 2012
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$115,506	77%	768	$122,516	75%	768
Refinanced by Bank customers	18,645	70	759	109,425	67	771
Correspondent purchased	123,313	74	760	106,347	69	768
	$257,464	75	763	$338,288	70	769

The following table presents the amount, percentage of total, and weighted average rate, by state, for one- to four-family loan originations and correspondent purchases where originations and purchases were in excess of $1.5 million in a state during the current quarter.

	For the Three Months Ended
	December 31, 2013
State	Amount	% of Total	Rate
	(Dollars in thousands)
Kansas	$132,913	51.6%	3.77%
Missouri	75,358	29.3	3.75
Texas	14,339	5.6	3.84
Tennessee	10,752	4.2	3.70
Alabama	8,062	3.1	3.27
Oklahoma	5,998	2.3	4.11
North Carolina	3,345	1.3	3.47
Other states	6,697	2.6	3.86
	$257,464	100.0%	3.75

The following table summarizes our one- to four-family loan origination, refinance, and correspondent purchase commitments as of December 31, 2013, along with associated weighted average rates.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a rate lock fee.  A percentage of the commitments are expected to expire unfunded, so the amounts reflected in the table below are not necessarily indicative of future cash requirements.

	Fixed-Rate
	15 years	More than	Adjustable-	Total
	or less	15 years	Rate	Amount	Rate
	(Dollars in thousands)
Originate:
< 4.00%	$12,234	$7,628	$21,012	$40,874	3.35%
>= 4.00%	245	29,647	--	29,892	4.35
	12,479	37,275	21,012	70,766	3.77

Correspondent:
< 4.00%	14,613	5,441	46,447	66,501	3.30
>= 4.00%	--	56,422	--	56,422	4.39
	14,613	61,863	46,447	122,923	3.80

Total:
< 4.00%	26,847	13,069	67,459	107,375	3.32
>= 4.00%	245	86,069	--	86,314	4.38
	$27,092	$99,138	$67,459	$193,689	3.79
Rate	3.40%	4.28%	3.23%

Asset Quality – Loans and OREO

The Bank’s traditional underwriting guidelines have provided the Bank with generally low delinquencies and low levels of non-performing assets compared to national levels.  Of particular importance is the complete and full documentation required for each loan the Bank originates and purchases.  This allows the Bank to make an informed credit decision based upon a thorough assessment of the borrower’s ability to repay the loan.  See additional discussion regarding underwriting standards in “Lending Practices and Underwriting Standards” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.  In the following asset quality discussion, unless otherwise noted, correspondent purchased loans are included with originated loans and bulk purchased loans are reported as purchased loans.

Delinquent and non-performing loans and OREO

The following tables present the Company’s 30 to 89 day delinquent loans, non-performing loans, and OREO at the dates indicated.  Non-performing loans are loans that are 90 or more days delinquent or in foreclosure or nonaccrual loans less than 90 days delinquent, which are loans that are required to be reported as nonaccrual pursuant to OCC reporting requirements, even if the loans are current.  In accordance with regulatory requirements, TDRs that were either nonaccrual at the time of restructuring or did not receive a credit evaluation prior to the restructuring and have not made six consecutive monthly payments per the restructured loan terms must be reported as nonaccrual loans.  Similarly, Chapter 7 loans must be reported as nonaccrual loans, even if the loans are current, until the borrower has made six consecutive monthly payments subsequent to their discharge date.  The balance of loans that are current or 30 to 89 days delinquent but are required by OCC reporting requirements to be reported as nonaccrual was $6.5 million at December  31, 2013.  At all dates presented, there were no loans 90 or more days delinquent that were still accruing interest.  OREO primarily includes assets acquired in settlement of loans.  Over the past 12 months, OREO properties were owned by the Bank, on average, for approximately four months before the properties were sold.  Non-performing assets include non-performing loans and OREO.

	Loans Delinquent for 30 to 89 Days at:
	December 31,		September 30,		June 30,		March 31,		December 31,
	2013		2013		2013		2013		2012
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	178	$16,956	164	$18,225	137	$12,838	124	$13,718	156	$15,182
Correspondent purchased	4	2,243	5	709	4	704	5	1,054	2	243
Bulk purchased	37	7,858	37	7,733	28	6,012	42	9,190	35	6,622
Consumer Loans:
Home equity	41	721	45	848	40	869	40	719	42	966
Other	17	100	13	35	13	158	14	104	10	188
	277	$27,878	264	$27,550	222	$20,581	225	$24,785	245	$23,201
30 to 89 days delinquent loans
to total loans receivable, net		0.46%		0.46%		0.36%		0.43%		0.41%

	Non-Performing Loans and OREO at:
	December 31,		September 30,		June 30,		March 31,		December 31,
	2013		2013		2013		2013		2012
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	110	$9,931	101	$8,579	91	$8,017	85	$7,687	83	$7,395
Correspondent purchased	5	635	5	812	4	609	4	642	6	815
Bulk purchased	33	10,134	34	9,608	37	9,535	40	9,408	43	10,378
Consumer Loans:
Home equity	29	477	29	485	21	295	22	393	21	357
Other	8	11	4	5	7	23	5	26	14	76
	185	21,188	173	19,489	160	18,479	156	18,156	167	19,021
Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	65	6,057	57	5,833	62	7,578	61	6,893	66	7,246
Correspondent purchased	--	--	2	740	--	--	1	433	3	657
Bulk purchased	3	392	2	280	2	168	4	711	7	1,450
Consumer Loans:
Home equity	6	78	6	101	8	174	7	150	17	342
Other	--	--	--	--	--	--	--	--	1	11
	74	6,527	67	6,954	72	7,920	73	8,187	94	9,706
Total non-performing loans	259	27,715	240	26,443	232	26,399	229	26,343	261	28,727

Non-performing loans as a percentage of total loans(2)		0.46%		0.44%		0.46%		0.46%		0.51%

OREO:
One- to four-family:
Originated(3)	22	$1,531	28	$2,074	34	$3,283	51	$4,219	51	$3,639
Correspondent purchased	1	110	2	71	3	269	2	173	--	--
Bulk purchased	6	647	4	380	4	581	5	830	7	1,188
Consumer Loans:
Home equity	2	57	2	57	3	66	4	60	2	32
Other(4)	1	1,300	1	1,300	1	1,300	1	1,400	1	1,400
	32	3,645	37	3,882	45	5,499	63	6,682	61	6,259
Total non-performing assets	291	$31,360	277	$30,325	277	$31,898	292	$33,025	322	$34,986

Non-performing assets as a percentage of total assets		0.34%		0.33%		0.35%		0.35%		0.38%

(1)

Represents loans required to be reported as nonaccrual pursuant to OCC reporting requirements, even if the loans are current.  At December 31, 2013, September 30, 2013, June 30, 2013, March 31, 2013, and December 31, 2012, this amount was comprised of $1.1 million, $1.1 million, $1.1 million, $975 thousand, and $1.8 million, respectively, of loans that were 30 to 89 days delinquent and are reported as such, and $5.4 million, $5.9 million, $6.8 million, $7.2 million, and $7.9 million, respectively, of loans that were current.

(2)

Excluding loans required to be reported as nonaccrual pursuant to OCC reporting requirements, even if the loans are current, non-performing loans as a percentage of total loans were 0.35%, 0.33%, 0.32%, 0.32%, and 0.34% at December 31, 2013, September 30, 2013, June 30, 2013, March 31, 2013, and December 31, 2012, respectively.

(3)	Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.
(4)	Other represents a single property the Bank purchased for a potential branch site but now intends to sell.

The balance of loans 30 to 89 days delinquent was $27.9 million at December 31, 2013, an increase of $328 thousand from September 30, 2013.  The percentage of loans 30 to 89 days delinquent to total loans receivable, net was unchanged from September 30, 2013 at 0.46%.  Of the loans 30 to 89 days delinquent at December 31, 2013, approximately 70% were 59 days delinquent or less.

The balance of loans 90 or more days delinquent or in foreclosure was $21.2 million at December, 31, 2013, an increase of $1.6 million from September 30, 2013.  The majority of the increase was in the originated one- to four-family loan portfolio, of which 75% of the loans were originated in calendar year 2007 or earlier.  Our local market areas have not experienced significant market value fluctuations over the past 10 years, unlike other areas of the country.  Of the $10.1 million of bulk purchased one- to four-family loans 90 or more days delinquent or in foreclosure as of December  31, 2013,  99% were originated in calendar year 2004 or 2005.  Once a one- to four-family loan is generally 180 days delinquent and/or enters foreclosure, a new collateral value is obtained through an appraisal, less estimated selling costs and anticipated PMI receipts.  Any loss amounts as a result of this review are charged-off.  At December 31, 2013, $16.5 million, or 80%, of the one-to four-family loans 90 or more days delinquent or in foreclosure had been individually evaluated for loss and any losses were charged-off.

The following table presents the top 14 states where the properties securing our one- to four-family loans are located and their corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at December 31, 2013.    The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available.    At December 31, 2013, potential losses, after taking into consideration anticipated PMI proceeds and the costs to sell the property, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent or
	One- to Four-Family		Days Delinquent		in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,758,056	64.7%	$14,466	53.5%	$8,991	43.5%	75%
Missouri	1,053,135	18.1	4,674	17.3	1,975	9.5	76
California	309,292	5.3	--	--	--	--	n/a
Texas	147,505	2.5	1,626	6.0	518	2.5	37
Tennessee	74,576	1.3	1,393	5.2	--	--	n/a
Oklahoma	66,731	1.1	225	0.8	303	1.5	64
Alabama	62,619	1.1	--	--	--	--	n/a
Illinois	36,733	0.6	407	1.5	1,268	6.1	71
Nebraska	33,556	0.6	1,552	5.7	--	--	n/a
North Carolina	28,890	0.5	--	--	--	--	n/a
Colorado	21,301	0.4	171	0.6	82	0.4	74
Minnesota	20,900	0.4	453	1.7	--	--	n/a
New York	19,305	0.3	330	1.2	1,562	7.5	71
Florida	18,325	0.3	--	--	1,490	7.2	73
Other states	160,292	2.8	1,760	6.5	4,511	21.8	77
	$5,811,216	100.0%	$27,057	100.0%	$20,700	100.0%	74

Troubled Debt Restructurings

At December  31, 2013 and September 30, 2013, the Bank had TDRs with a balance of $42.8 million and $49.5 million, respectively.  Of the $42.8 million of TDRs at December  31, 2013, $33.1 million were originated loans, $1.4 million were correspondent purchased loans, and $8.3 million were bulk purchased loans.  Additionally, of the $42.8 million of TDRs at December  31, 2013, $4.8 million were 30 to 89 days delinquent and $5.9 million were 90 or more days delinquent or in foreclosure.  See “Note 1 – Summary of Significant Accounting Policies” for a definition of TDRs and “Note 4 – Loans Receivable and Allowance for Credit Losses” for additional information regarding our TDRs.

The following table presents TDR activity, at recorded investment, during the quarter ended December 31, 2013.  The recorded investment in loans is defined as the unpaid principal balance of a loan (net of unadvanced funds related to loans in process), less charge-offs and inclusive of unearned loan fees and deferred costs.  Excluded from the restructuring activity in the table below is $722 thousand of loans that were restructured in the current fiscal year, as well as in a prior fiscal year, and are therefore already presented in the beginning balance.  Of the $722 thousand of loans, $424 thousand related to borrowers that endorsed during the current fiscal year in order to obtain a lower market interest rate.  Additionally, $139 thousand of loans were restructured more than once during the current fiscal year.

	Concession
	Granted	Loan
	by the	Endorsement
	Bank	Program	Total
	(Dollars in thousands)
Beginning balance	$35,187	$14,245	$49,432
Restructurings	2,452	98	2,550
Chapter 7 TDRs	706	--	706
TDRs no longer reported as such(1)	(2,524)	(5,594)	(8,118)
Principal repayments/payoffs	(1,467)	(349)	(1,816)
Charge-offs, net	(8)	--	(8)
Ending balance	$34,346	$8,400	$42,746

(1)	These loans have met certain criteria and are no longer required to be reported as TDRs.

The following table presents the recorded investment in TDRs as of December  31, 2013 by asset classification.

	Concession
	Granted	Loan
	by the	Endorsement
	Bank	Program	Total
	(Dollars in thousands)
Not classified(1)	$2,601	$--	$2,601
Special mention	3,432	7,767	11,199
Substandard	28,313	633	28,946
	$34,346	$8,400	$42,746

(1)

These loans have been discharged under Chapter 7 bankruptcy but the borrower has made 12 consecutive monthly payments subsequent to their discharge date and therefore the loans are no longer classified per the Bank’s asset classification policies.

Impaired Loans

The unpaid principal balance of loans reported as impaired at December 31, 2013 and September 30, 2013 was $64.2 million and $69.4 million, respectively.  See “Note 1 – Summary of Significant Accounting Policies” for a definition of impaired loans and “Note 4 – Loans Receivable and Allowance for Credit Losses” for additional information regarding impaired loans.

Allowance for credit losses and provision for credit losses
Management maintains an ACL to absorb inherent losses in the loan portfolio based on ongoing quarterly assessments of the loan portfolio.  Our ACL methodology considers a number of factors including trend and composition of delinquent loans, results of foreclosed property and short sale transactions, charge-off activity and trends, the current status and trends of local and national economies (particularly levels of unemployment), trends and current conditions in the real estate and housing markets, loan portfolio growth and concentrations, and certain ACL ratios such as ACL to loans receivable, net and annualized historical losses to ACL.  See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 and “Note 1 – Summary of Significant Accounting Policies” for a full discussion of our ACL methodology.

The ACL is maintained through provisions for credit losses which are either charged to or credited to income.    The provision for credit losses is based upon the results of management’s quarterly assessment of the ACL.  During the quarter ended December  31, 2013, the Company recorded a provision for credit losses of $515 thousand.  The $515 thousand provision for credit losses takes into account net charge-offs of $418 thousand during the current quarter, along with loan growth and a small increase in the balance of delinquent and non-performing loans between September 30, 2013 and December 31, 2013.    For additional information regarding the provision for credit losses for the quarter ended December  31, 2013, see “Comparison of Operating Results for the Three Months Ended December  31, 2013 and 2012.”

The following table presents the Company’s allocation of the ACL to each respective loan category at the dates presented.

	At				At
	December 31, 2013				September 30, 2013
		% of ACL		% of		% of ACL		% of
	Amount of	to Total	Total	Loans to	Amount of	to Total	Total	Loans to
	ACL	ACL	Loans	Total Loans	ACL	ACL	Loans	Total Loans
	(Dollars in thousands)
One- to four-family:
Originated	$5,811	65.2%	$5,190,927	85.2%	$5,748	65.2%	$5,098,563	84.8%
Purchased	2,513	28.2	620,289	10.2	2,486	28.2	644,484	10.7
Multi-family and commercial	173	1.9	41,745	0.7	172	1.9	50,358	0.8
Construction	37	0.4	101,638	1.6	36	0.4	77,743	1.3
Consumer:
Home equity	346	3.9	135,023	2.2	342	3.9	135,028	2.3
Other consumer	39	0.4	5,467	0.1	38	0.4	5,623	0.1
	$8,919	100.0%	$6,095,089	100.0%	$8,822	100.0%	$6,011,799	100.0%

The following table presents ACL activity and selected ACL ratios for the periods presented.  For additional information regarding our ACL activity during fiscal year 2014, see “Note 4 – Loans Receivable and Allowance for Credit Losses.”

	For the Three Months Ended
	December 31, 2013		September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
	(Dollars in thousands)
ACL beginning balance	$8,822		$9,239	$10,072	$10,477	$11,100
Charge-offs	(425)		(163)	(171)	(457)	(866)
Recoveries	7		246	138	52	10
Provision for credit losses	515		(500)	(800)	--	233
ACL ending balance	$8,919		$8,822	$9,239	$10,072	$10,477

ACL to loans receivable, net at end of period	0.15%		0.15%	0.16%	0.18%	0.19%
ACL to non-performing loans at end of period	32.18		33.36	35.00	38.23	36.47
Ratio of net charge-offs (recoveries) during the
period to average loans outstanding during the period	0.01		--	--	0.01	0.02
Ratio of net charge-offs (recoveries) during the
period to average non-performing assets	1.35		(0.27)	0.10	1.19	2.29
ACL to net charge-offs (annualized)	5.3	x

Securities.    The following table presents the distribution of our MBS and investment securities portfolios, at amortized cost, at the dates indicated.  Overall, fixed-rate securities comprised 78% of these portfolios at December  31, 2013.  The weighted average life (“WAL”) is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied.  The increase in the WAL between September 30, 2013 and December 31, 2013 was due primarily to an increase in market interest rates between periods, which resulted in a decrease in projected call assumptions on GSE debentures and a decrease in realized prepayments on MBS.  The increase in the yield between September 30, 2013 and December  31, 2013 was due primarily to a decrease in the amortization of MBS premiums as a result of an increase in market interest rates.  Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	December 31, 2013			September 30, 2013			December 31, 2012
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Fixed-rate securities:
MBS	$1,384,297	2.46%	4.1	$1,427,648	2.44%	3.5	$1,559,219	2.60%	3.0
GSE debentures	658,834	1.03	3.3	709,118	1.04	2.8	787,666	1.10	1.6
Municipal bonds	36,304	2.68	1.9	35,587	3.02	1.5	44,379	2.89	1.9
Total fixed-rate securities	2,079,435	2.01	3.8	2,172,353	1.99	3.3	2,391,264	2.11	2.5

Adjustable-rate securities:
MBS	572,721	2.31	6.0	601,359	2.32	4.9	734,655	2.63	5.1
Trust preferred securities	2,579	1.50	23.5	2,594	1.51	23.7	2,900	1.56	24.5
Total adjustable-rate securities	575,300	2.31	6.1	603,953	2.31	4.9	737,555	2.62	5.2
Total securities portfolio	$2,654,735	2.07	4.3	$2,776,306	2.06	3.7	$3,128,819	2.23	3.1

Mortgage-Backed Securities.  The balance of MBS, which primarily consists of securities of U.S. GSEs, decreased $72.5 million from $2.05 billion at September 30, 2013 to $1.98 billion at December  31, 2013.  Repayments from the MBS portfolio not reinvested in the portfolio were used, in part, to fund loan growth.  The following tables provide a summary of the activity in our portfolio of MBS for the periods presented.  The weighted average yields and WALs for purchases are presented as recorded at the time of purchase.  The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yield for the ending balances are as of the last day of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented.  The increase in the weighted average yield of the MBS portfolio from September 30, 2013 to December 31, 2013 was due primarily to a  decrease in premium amortization as a result of an increase in market interest rates.  The beginning and ending WAL is the estimated remaining maturity (in years) after three-month historical prepayment speeds have been applied.  The increase in the WAL between September 30, 2013 and December 31, 2013 was due primarily to an increase in market interest rates during the quarter, which resulted in a decrease in projected call assumptions.

	For the Three Months Ended
	December 31, 2013			September 30, 2013			June 30, 2013			March 31, 2013
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$2,047,708	2.40%	3.9	$2,179,539	2.39%	3.6	$2,358,095	2.45%	3.6	$2,324,187	2.61%	3.7
Maturities and repayments	(95,864)			(149,555)			(171,699)			(187,308)
Net amortization of premiums/(discounts)	(1,397)			(1,688)			(2,049)			(2,124)
Purchases:
Fixed	25,272	1.72	3.7	--	--	--	--	--	--	227,310	1.24	4.0
Adjustable	--	--	--	22,246	1.80	5.1	--	--	--	--	--	--
Change in valuation on AFS securities	(555)			(2,834)			(4,808)			(3,970)
Ending balance - carrying value	$1,975,164	2.42	4.7	$2,047,708	2.40	3.9	$2,179,539	2.39	3.6	$2,358,095	2.45	3.6

The following table presents the annualized prepayment speeds of our MBS portfolio for the monthly and quarterly periods ended December 31, 2013, along with associated net premium/(discount) information, weighted average rates for the portfolio, and weighted average remaining contractual terms (in years) for the portfolio.  The annualized prepayment speeds are based on actual prepayment activity.  Prepayments impact the amortization/accretion of premiums/discounts on our MBS portfolio.  As prepayments increase, the related premiums/discounts are amortized/accreted at a faster rate.  The amortization of premiums decreases interest income while the accretion of discounts increases interest income.  The Bank could experience an increase in the premium amortization should prepayment speeds increase significantly, potentially reducing future interest income.  The balances in the following table represent the amortized cost of MBS, and the terms represent the contractual terms for our fixed-rate MBS and current terms to repricing for our adjustable-rate MBS.

	December 31, 2013
		Prepayment		Net
	Amortized	Speed (annualized)		Premium/
Term	Cost	Monthly	Quarterly	(Discount)
	(Dollars in thousands)
Fixed-rate MBS:
15 years or less	$1,295,866	7.9%	8.8%	$16,319
More than 15 years	88,431	11.9	13.5	792
	1,384,297	8.2	9.1	17,111
Rate	3.68%
Remaining contractual term (years)	10.6

Adjustable-rate MBS:
36 months or less	$507,633	14.8	14.7	1,010
More than 36 months	65,088	9.2	10.6	1,154
	572,721	14.2	14.2	2,164
Rate	2.99%
Remaining contractual term (years)	23.8

Total MBS	$1,957,018	9.9	10.6	$19,275
Rate	3.48%
Remaining contractual term (years)	14.5

Investment Securities.  Investment securities, which consist of U.S. GSE debentures (primarily issued by FNMA, FHLMC, or FHLB) and municipal investments, decreased $53.4 million,  from $740.3 million at September 30, 2013 to $686.9  million at December  31,  2013.  Cash flows not reinvested in the portfolio were used, in part, to fund loan growth.  The following table provides a summary of the activity of investment securities for the periods presented.  The weighted average yields and WALs for purchases are presented as recorded at the time of purchase.  The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented.  The beginning and ending WALs represent the estimated remaining maturity (in years) of the securities after projected call dates have been considered, based upon market rates at each date presented.  The increase in the WAL between September 30, 2013 and December 31, 2013 was due primarily to an increase in market rates between periods, which resulted in a decrease in projected call assumptions.  Of the $30.4 million of fixed-rate investment securities purchased during the quarter ended December 31, 2013, $24.8 million are callable.

	For the Three Months Ended
	December 31, 2013			September 30, 2013			June 30, 2013			March 31, 2013
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$740,282	1.14%	2.9	$807,399	1.14%	3.2	$841,127	1.14%	2.3	$837,433	1.20%	1.7
Maturities and calls	(79,860)			(69,838)			(50,864)			(171,009)
Net amortization of premiums/(discounts)	(114)			(117)			(76)			(97)
Purchases:
Fixed	30,392	1.29	4.4	--	--	--	29,310	1.48	4.8	175,045	0.91	2.5
Change in valuation of AFS securities	(3,787)			2,838			(12,098)			(245)
Ending balance - carrying value	$686,913	1.11	3.3	$740,282	1.14	2.9	$807,399	1.14	3.2	$841,127	1.14	2.3

Liabilities.    Total liabilities were $7.54 billion at December 31, 2013 compared to $7.55 billion at September 30, 2013.  The $12.7 million decrease was due primarily to a $33.5 million decrease in advance payments by borrowers for taxes and insurance resulting from the payment of real estate taxes and insurance on behalf of our borrowers, partially offset by a $9.5 million increase in the deposit portfolio.

Deposits –  Deposits were $4.62 billion at December 31, 2013 compared to $4.61 billion at September 30, 2013.  The $9.5 million increase was due primarily to a $24.9 million increase in the checking portfolio and a $20.6 million increase in the money market portfolio, partially offset by a $38.8 million decrease in the certificate of deposit portfolio.  The decrease in the certificate of deposit portfolio was due primarily to a reduction in retail certificates with terms of 48 months or less.  If interest rates were to continue to rise, it is possible that our customers may move the funds from their checking, savings and money market accounts to higher yielding deposit products within the Bank or withdraw their funds to invest in higher yielding investments outside of the Bank.

The following table presents the amount, weighted average rate and percentage of total deposits for checking, savings, money market, retail certificates of deposit, and public units/brokered deposits at the dates presented.

	December 31, 2013			September 30, 2013			December 31, 2012
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Noninterest-bearing checking	$155,446	--%	3.3%	$150,171	--%	3.2%	$142,820	--%	3.1%
Interest-bearing checking	525,363	0.05	11.4	505,762	0.05	11.0	513,419	0.05	11.2
Savings	285,906	0.10	6.2	283,169	0.13	6.1	265,195	0.11	5.8
Money market	1,149,229	0.23	24.9	1,128,604	0.23	24.5	1,142,990	0.22	25.0
Retail certificates of deposit	2,203,775	1.24	47.7	2,242,909	1.27	48.7	2,246,908	1.46	49.0
Public units/brokered deposits	301,189	0.79	6.5	300,831	0.80	6.5	270,831	1.00	5.9
	$4,620,908	0.71	100.0%	$4,611,446	0.74	100.0%	$4,582,163	0.84	100.0%

At December  31,  2013 and September 30, 2013,  brokered deposits totaled $63.7 million.  The $63.7 million of brokered deposits at December 31, 2013 had a weighted average rate of 2.78% and a remaining term to maturity of one year.    The Bank monitors the cost of brokered deposits and considers them as a potential source of funding, provided that investment opportunities are balanced with the funding cost. At December  31, 2013,  public unit deposits totaled $237.5 million compared to $237.1 million at September 30, 2013, and had a weighted average rate of 0.26% and an average remaining term to maturity of eight months.  Management will continue to monitor the wholesale deposit market for attractive opportunities relative to the use of proceeds for investments.

The following tables set forth scheduled maturity information for our certificates of deposit, along with associated weighted average rates, at December 31, 2013.

	Amount Due
		More than	More than
	1 year	1 year to	2 years to	More than	Total
Rate range	or less	2 years	3 years	3 years	Amount	Rate
	(Dollars in thousands)
0.00 – 0.99%	$861,884	$190,679	$82,003	$28,443	$1,163,009	0.46%
1.00 – 1.99%	198,885	157,067	239,269	268,492	863,713	1.39
2.00 – 2.99%	187,124	227,494	28,586	1,732	444,936	2.55
3.00 – 3.99%	14,982	17,286	202	322	32,792	3.07
4.00 – 4.99%	254	188	72	--	514	4.39
	$1,263,129	$592,714	$350,132	$298,989	$2,504,964	1.19

Percent of total	50.4%	23.7%	14.0%	11.9%
Weighted average rate	0.92	1.58	1.39	1.30
Weighted average maturity (in years)	0.5	1.4	2.4	3.7	1.4
Weighted average maturity for the retail certificate of deposit portfolio (in years)					1.5

	Maturity
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)
Retail certificates of deposit less than $100,000	$177,437	$178,792	$393,912	$774,894	$1,525,035
Retail certificates of deposit of $100,000 or more	56,114	55,302	191,202	376,122	678,740
Public units/brokered deposits less than $100,000	--	21,804	--	41,852	63,656
Public units of $100,000 or more	95,372	28,011	65,183	48,967	237,533
Total certificates of deposit	$328,923	$283,909	$650,297	$1,241,835	$2,504,964

Borrowings  – The following table presents FHLB advance activity, at par, and repurchase agreement activity for the periods shown.  Line of credit activity is excluded from the following table due to the short-term nature of the borrowings.  The weighted average effective rate includes the net impact of the amortization of deferred prepayment penalties resulting from the prepayment of certain FHLB advances and deferred gains related to interest rate swaps previously terminated.  Rates on new borrowings are fixed-rate.  The weighted average maturity (“WAM”) is the remaining weighted average contractual term in years.  The beginning and ending WAMs represent the remaining maturity at each date presented.  For new borrowings, the WAMs presented are as of the date of issue.

	For the Three Months Ended
	December 31, 2013			September 30, 2013			June 30, 2013			March 31, 2013
		Effective			Effective			Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning principal balance	$2,845,000	2.75%	2.6	$2,815,000	2.80%	2.7	$2,965,000	2.92%	2.5	$2,915,000	2.99%	2.6
Maturities and prepayments:
FHLB advances	(150,000)	3.16		--	--		(225,000)	3.86		--	--
Repurchase agreements	--	--		(70,000)	4.23		(25,000)	3.33		(50,000)	3.48
New borrowings:
FHLB advances	150,000	2.32	6.0	--	--	--	100,000	1.61	7.0	100,000	1.29	6.0
Repurchase agreements	--	--	--	100,000	2.53	7.0	--	--	--	--	--	--
Ending principal balance	$2,845,000	2.71	2.7	$2,845,000	2.75	2.6	$2,815,000	2.80	2.7	$2,965,000	2.92	2.5

The following table presents the maturity of FHLB advances, at par, and repurchase agreements, along with associated weighted average contractual and weighted average effective rates as of December 31, 2013.  Management will continue to monitor the Bank’s investment opportunities and balance those opportunities with the cost of FHLB advances and other funding sources.

	FHLB	Repurchase
Maturity by	Advances	Agreements	Contractual	Effective
Fiscal year	Amount	Amount	Rate	Rate(1)
	(Dollars in thousands)
2014	$300,000	$100,000	3.39%	4.25%
2015	600,000	20,000	1.73	1.96
2016	575,000	--	2.29	2.91
2017	500,000	--	2.69	2.72
2018	200,000	100,000	2.90	2.90
2019	100,000	--	1.29	1.29
2020	250,000	100,000	2.18	2.18
	$2,525,000	$320,000	2.41	2.71

(1)

The effective rate includes the net impact of the amortization of deferred prepayment penalties resulting from the prepayment of certain FHLB advances and deferred gains related to terminated interest rate swaps.

Maturities – The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of borrowings and certificates of deposit, split between retail and public unit/brokered deposits, for the next four quarters as of December 31, 2013.

					Public Unit/
			Retail		Brokered
Maturity by	Borrowings	Repricing	Certificate	Repricing	Deposit	Repricing		Repricing
Quarter End	Amount	Rate	Amount	Rate	Amount	Rate	Total	Rate
	(Dollars in thousands)
March 31, 2014	$200,000	5.01%	$233,551	0.98%	$95,372	0.13%	$528,923	2.35%
June 30, 2014	100,000	2.80	234,093	0.84	49,816	1.18	383,909	1.39
September 30, 2014	100,000	4.20	344,353	1.09	41,119	0.34	485,472	1.67
December 31, 2014	250,000	0.84	240,762	1.09	24,063	0.33	514,825	0.93
	$650,000	2.94	$1,052,759	1.01	$210,370	0.44	$1,913,129	1.60

Stockholders’ Equity.  Stockholders’ equity was  $1.57 billion at December 31, 2013 compared to $1.63 billion at September 30, 2013.  The $62.7 million decrease was due primarily to the payment of $72.3 million of dividends and the repurchase of $7.0 million of stock, partially offset by net income of $17.8 million.  Additionally, AOCI decreased $2.7 million from September 30, 2013 to December 31, 2013 due to a decrease in unrealized gains on AFS securities as a result of an increase in market yields.

The $72.3 million of dividends paid during the current quarter consisted of a $0.25 per share, or $35.7 million, True Blue® Too dividend, an $0.18 per share, or $25.8 million, true-up dividend related to fiscal year 2013 earnings per the Company’s dividend policy, and a regular quarterly dividend of $0.075 per share, or $10.8 million.  The $35.7 million True Blue® Too dividend was funded by a $36.0 million capital distribution from the Bank to the holding company in December 2013.  On January 21, 2014, the Company declared a regular quarterly cash dividend of $0.075 per share, or approximately $10.6 million, payable on February 21, 2014 to stockholders of record as of the close of business on February 7, 2014.  Dividend payments depend upon a number of factors including the Company’s financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank’s ability to make capital distributions to the Company, and the amount of cash at the holding company.  At December 31, 2013, Capitol Federal Financial, Inc., at the holding company level, had $183.2 million on deposit at the Bank.

In November 2012, the Company announced that its Board of Directors approved the repurchase of up to $175.0 million of the Company’s common stock.  The Company began repurchasing common stock under this plan during the second quarter of fiscal year 2013 and, as of December 31, 2013, had repurchased 4,405,524 shares at an average price of $11.89 per share, at a total cost of $52.4 million.  Subsequent to December 31, 2013 through January 17, 2014, the Company repurchased 2,143,600 shares at an average price of $11.99 per share.  This plan, under which $96.9 million remained available as of January 17, 2014, has no expiration date.

The following table presents regular quarterly, true-up, and special dividends paid in calendar years 2014, 2013, and 2012.  The amounts represent dividends paid during each period.  For the quarter ending March  31, 2014, the amount presented does not represent the actual dividend payout, but rather management’s estimate of the dividend payout as of January 24, 2014, based on the number of shares outstanding on that date and the dividend declared on January 21, 2014 of $0.075 per share.

	Calendar Year
	2014	2013	2012
	(Dollars in thousands)
Quarter ended March 31
Total dividends paid	$10,552	$11,023	$12,145
Quarter ended June 30
Total dividends paid	--	10,796	11,883
Quarter ended September 30
Total dividends paid	--	10,703	11,402
Quarter ended December 31
Total dividends paid	--	10,754	11,223
True-up dividend
Total dividends paid	--	25,815	26,585
True Blue® dividends
Total dividends paid	--	35,710	76,494
Calendar year-to-date dividends paid	$10,552	$104,801	$149,732

Operating Results

The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2013	2013	2013	2013	2012
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$56,948	$56,425	$56,627	$56,936	$58,467
MBS	11,962	12,376	13,419	14,446	15,183
Investment securities	2,066	2,251	2,439	2,457	2,865
Other interest and dividend income	1,258	1,171	1,190	1,141	1,161
Total interest and dividend income	72,234	72,223	73,675	74,980	77,676

Interest expense:
FHLB borrowings	16,863	16,902	17,377	17,909	18,628
Deposits	8,323	8,614	9,009	9,344	9,849
Repurchase agreements	2,803	2,901	2,885	3,407	3,569
Total interest expense	27,989	28,417	29,271	30,660	32,046

Net interest income	44,245	43,806	44,404	44,320	45,630

Provision for credit losses	515	(500)	(800)	--	233

Net interest income
(after provision for credit losses)	43,730	44,306	45,204	44,320	45,397

Non-interest income	5,500	5,756	5,821	5,944	5,768
Non-interest expense	22,787	25,387	23,602	23,217	24,741
Income tax expense	8,630	8,608	9,428	9,332	8,861
Net income	$17,813	$16,067	$17,995	$17,715	$17,563

Efficiency ratio	45.81%	51.22%	46.99%	46.19%	48.14%

Basic earnings per share	$0.12	$0.11	$0.13	$0.12	$0.12
Diluted earnings per share	0.12	0.11	0.13	0.12	0.12

-

Average Balance Sheet

The following table presents the average balances of our assets, liabilities and stockholders’ equity and the related annualized yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated and the weighted average yield/rate on our interest-earning assets and interest-bearing liabilities at December 31, 2013.  Average yields are derived by dividing annualized income by the average balance of the related assets and average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown.  Average outstanding balances are derived from average daily balances.  The yields and rates include amortization of fees, costs, premiums and discounts which are considered adjustments to yields/rates.  Yields on tax-exempt securities were not calculated on a fully taxable equivalent basis.

	At	For the Three Months Ended
	December 31, 2013	December 31, 2013			September 30, 2013			December 31, 2012
		Average	Interest		Average	Interest		Average	Interest
	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Rate	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets:		(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	3.80%	$6,001,095	$56,948	3.79%	$5,884,713	$56,425	3.83%	$5,624,629	$58,467	4.16%
MBS(2)	2.42	1,994,759	11,962	2.40	2,087,298	12,376	2.37	2,336,783	15,183	2.60
Investment securities(2)(3)	1.11	728,853	2,066	1.13	789,041	2,251	1.14	931,252	2,865	1.23
Capital stock of FHLB	3.69	130,492	1,196	3.63	133,716	1,131	3.35	132,587	1,128	3.38
Cash and cash equivalents	0.25	98,624	62	0.25	62,984	40	0.25	55,178	33	0.24
Total interest-earning assets(1)(2)	3.26	8,953,823	72,234	3.23	8,957,752	72,223	3.22	9,080,429	77,676	3.42
Other noninterest-earning assets		220,628			204,368			238,069
Total assets		$9,174,451			$9,162,120			$9,318,498

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Checking	0.04	$651,011	63	0.04	$644,297	62	0.04	$598,634	58	0.04
Savings	0.10	284,252	72	0.10	283,478	88	0.12	262,492	71	0.11
Money market	0.23	1,132,744	660	0.23	1,146,065	631	0.22	1,117,159	657	0.23
Certificates	1.19	2,522,759	7,528	1.18	2,508,689	7,833	1.24	2,545,232	9,063	1.41
Total deposits	0.71	4,590,766	8,323	0.72	4,582,529	8,614	0.75	4,523,517	9,849	0.86
FHLB borrowings(4)	2.62	2,515,339	16,863	2.66	2,539,036	16,902	2.64	2,528,290	18,628	2.92
Repurchase agreements	3.43	320,000	2,803	3.43	318,859	2,901	3.56	365,000	3,569	3.83
Total borrowings	2.71	2,835,339	19,666	2.75	2,857,895	19,803	2.74	2,893,290	22,197	3.04
Total interest-bearing liabilities	1.48	7,426,105	27,989	1.49	7,440,424	28,417	1.52	7,416,807	32,046	1.71
Other noninterest-bearing liabilities		119,463			91,116			124,176
Stockholders’ equity		1,628,883			1,630,580			1,777,515
Total liabilities and stockholders’ equity		$9,174,451			$9,162,120			$9,318,498
									(Continued)

	At	For the Three Months Ended
	December 31, 2013	December 31, 2013				September 30, 2013				December 31, 2012
		Average	Interest			Average	Interest			Average	Interest
	Yield/	Outstanding	Earned/	Yield/		Outstanding	Earned/	Yield/		Outstanding	Earned/	Yield/
	Rate	Balance	Paid	Rate		Balance	Paid	Rate		Balance	Paid	Rate
		(Dollars in thousands)

Net interest income(5)			$44,245				$43,806				$45,630
Net interest rate spread(6)	1.78%			1.74%				1.70%				1.71%
Net interest-earning assets		$1,527,718				$1,517,328				$1,663,622
Net interest margin(7)				1.98				1.96				2.01
Ratio of interest-earning assets
to interest-bearing liabilities				1.21	x			1.20	x			1.22	x

Selected performance ratios:
Return on average assets (annualized)				0.78%				0.70%				0.75%
Return on average equity (annualized)				4.37				3.94				3.95
Average equity to average assets				17.75				17.80				19.08
Operating expense ratio (annualized)(8)				0.99				1.11				1.06
Efficiency ratio(9)				45.81				51.22				48.14
											(Concluded)

(1)

Calculated net of unearned loan fees, deferred costs, and undisbursed loan funds.  Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.  Balance includes mortgage loans receivable held-for-sale.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.
(3)

The average balance of investment securities includes an average balance of nontaxable securities of $36.5 million, $37.7 million, and $45.0 million for the quarters ended December 31, 2013, September 30, 2013, and December 31, 2012, respectively.

(4)	The balance and rate of FHLB borrowings are stated net of deferred gains and deferred prepayment penalties.
(5)

Net interest income represents the difference between interest income earned on interest-earning assets such as mortgage loans, investment securities, and MBS, and interest paid on interest-bearing liabilities such as deposits, FHLB borrowings, and other borrowings.  Net interest income depends on the balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

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

Rate/Volume Analysis

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended December 31, 2013 to the quarters ended December 31, 2012 and September 30, 2013.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended
	December 31, 2013 vs. December 31, 2012			December 31, 2013 vs. September 30, 2013
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$3,690	$(5,209)	$(1,519)	$1,101	$(578)	$523
MBS	(2,110)	(1,111)	(3,221)	(553)	139	(414)
Investment securities	(587)	(212)	(799)	(171)	(14)	(185)
Capital stock of FHLB	(18)	86	68	(29)	93	64
Cash and cash equivalents	27	2	29	23	--	23
Total interest-earning assets	1,002	(6,444)	(5,442)	371	(360)	11

Interest-bearing liabilities:
Checking	5	--	5	1	--	1
Savings	6	(5)	1	--	(17)	(17)
Money market	9	(6)	3	(7)	36	29
Certificates of deposit	(79)	(1,456)	(1,535)	43	(347)	(304)
FHLB borrowings	(108)	(1,657)	(1,765)	(13)	(26)	(39)
Repurchase agreements	(415)	(351)	(766)	10	(108)	(98)
Total interest-bearing liabilities	(582)	(3,475)	(4,057)	34	(462)	(428)

Net change in net interest and dividend income	$1,584	$(2,969)	$(1,385)	$337	$102	$439

Comparison of Operating Results for the Three Months Ended December  31, 2013 and 2012

For the quarter ended December 31, 2013, the Company recognized net income of $17.8 million, compared to net income of $17.6 million for the quarter ended December 31, 2012.  The net interest margin decreased three basis points, from 2.01% for the prior year quarter to 1.98% for the current quarter.  Decreases in the cost of funds and a shift in the mix of interest-earning assets from relatively lower yielding securities to higher yielding loans tempered the decrease in the net interest margin, but were not enough to fully offset the impact of decreasing asset yields.

Interest and Dividend Income
The weighted average yield on total interest-earning assets decreased 19 basis points from 3.42% for the prior year quarter to 3.23% for the current quarter and the average balance of interest-earning assets decreased $126.6 million from the prior year quarter.  The decrease in the weighted average balance between the two periods was primarily in the lower yielding MBS and investment securities portfolio, while the average balance of the loan portfolio increased between the two periods.

The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.  The decrease in interest income on MBS and investment securities was due largely to a decrease in the average balance of each portfolio, while the decrease in interest income on loans receivable was due to a decrease in the weighted average yield on the portfolio.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2013	2012	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$56,948	$58,467	$(1,519)	(2.6)%
MBS	11,962	15,183	(3,221)	(21.2)
Investment securities	2,066	2,865	(799)	(27.9)
Capital stock of FHLB	1,196	1,128	68	6.0
Cash and cash equivalents	62	33	29	87.9
Total interest and dividend income	$72,234	$77,676	$(5,442)	(7.0)

The weighted average yield on the loans receivable portfolio decreased 37 basis points, from 4.16% for the prior year quarter to 3.79% for the current quarter.  The decrease in the average yield was due to the downward repricing of the portfolio between periods resulting primarily from endorsements, refinances, and adjustable-rate loans, as well as to the origination and purchase of loans at rates less than the weighted average rate of the existing portfolio.  Endorsement and refinancing activity have significantly decreased in the current quarter compared to the prior year quarter due an increase in market interest rates.  Additionally, loans originated, purchased and refinanced in the current quarter were at a weighted average rate of 3.84% compared to 3.31% in the prior year quarter.  The decrease in interest income on loans receivable resulting from the decrease in average yield was partially offset by a $376.5 million increase in average balance of the portfolio.

The average balance of the MBS portfolio decreased $342.0 million between the two periods due to repayments that were invested, in part, into higher yielding loans.  The average yield on the MBS portfolio decreased 20 basis points, from 2.60% during the prior year quarter to 2.40% for the current quarter.  The decrease in the average yield was due primarily to purchases of MBS between periods with yields less than the average yield on the existing portfolio, as well as to the downward repricing of existing adjustable-rate MBS.

The decrease in interest income on investment securities was due primarily to a $202.4 million decrease in the average balance of the portfolio.  The cash flows from calls and maturities of investment securities that were not reinvested into the portfolio were used, in part, to fund loan growth.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities decreased 22 basis points from 1.71% for the prior year quarter to 1.49% for the current quarter, while the average balance of interest-bearing liabilities increased $9.3 million from the prior year quarter.  The increase in the average balance of interest-bearing liabilities was largely in lower rate deposit products while the average balance of certificates of deposit and borrowings decreased between the two periods.

The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.  The decrease in interest expense on FHLB borrowings and deposits was due primarily to a decrease in the weighted average rate paid on the portfolios, while the decrease in interest expense on repurchase agreements was due to both a decrease in the average balance and a decrease in the weighted average rate between the two periods.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2013	2012	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB borrowings	$16,863	$18,628	$(1,765)	(9.5)%
Deposits	8,323	9,849	(1,526)	(15.5)
Repurchase agreements	2,803	3,569	(766)	(21.5)
Total interest expense	$27,989	$32,046	$(4,057)	(12.7)

The weighted average rate paid on the FHLB borrowings portfolio decreased 26 basis points, from 2.92% for the prior year quarter to 2.66% for the current quarter.  The decrease in the average rate paid was primarily a result of maturities and renewals that occurred between periods.

The decrease in the weighted average rate paid on the deposit portfolio was due primarily to a decrease in the weighted average rate paid on the certificate of deposit portfolio as it continued to reprice to lower rates.  The weighted average rate paid on the certificate of deposit portfolio decreased 23 basis points, from 1.41% for the prior year quarter to 1.18% for the current quarter.

The decrease in interest expense on repurchase agreements was due primarily to a $45.0 million decrease in the average balance between periods, as well as a 40 basis point decrease in the weighted average rate paid between periods, from 3.83% for the prior year quarter to 3.43% for the current quarter.  The decrease in the average balance was due to the maturity of agreements between the two periods, some of which were replaced with FHLB borrowings.  The decrease in the average rate paid on repurchase agreements was due primarily to the $100.0 million agreement entered into during the September 30, 2013 quarter, which had a rate less than the existing portfolio.

Provision for Credit Losses
The Bank recorded a provision for credit losses during the current quarter of $515 thousand, compared to a $233 thousand provision for credit losses for the prior year quarter.  The $515 thousand provision for credit losses in the current quarter takes into account net charge-offs of $418 thousand during the current quarter, along with loan growth and a small increase in the balance of delinquent and non-performing loans between September 30, 2013 and December 31, 2013.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2013	2012	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$10,726	$12,181	$(1,455)	(11.9)%
Occupancy	2,549	2,318	231	10.0
Information technology and communications	2,292	2,198	94	4.3
Regulatory and outside services	1,396	1,765	(369)	(20.9)
Deposit and loan transaction costs	1,387	1,526	(139)	(9.1)
Federal insurance premium	1,083	1,114	(31)	(2.8)
Advertising and promotional	1,006	1,032	(26)	(2.5)
Other non-interest expense	2,348	2,607	(259)	(9.9)
Total non-interest expense	$22,787	$24,741	$(1,954)	(7.9)

The decrease in salaries and employee benefits was due primarily to a decrease in ESOP related expenses resulting largely from the final allocation of ESOP shares acquired in our initial public offering (March 1999) being made at September 30, 2013.  In fiscal year 2014, the only ESOP shares to be allocated will be the shares acquired in the Company’s corporate reorganization in December 2010.  The decrease in regulatory and outside services was due largely to the timing of fees paid for our external audit.  The decrease in other non-interest expenses was due largely to a decrease in OREO operations expense, partially offset by an increase in amortization expense related to our low income housing partnerships.  The increase in occupancy expense was due largely to an increase in depreciation expense associated with the remodeling of our home office.

Income Tax Expense
Income tax expense was $8.6 million for the current quarter compared to $8.9 million for the prior year quarter.  The effective tax rate for the current quarter was 32.6% compared to 33.5% for the prior year quarter.  The decrease in the effective tax rate between periods was due largely to a lower amount of nondeductible ESOP related expenses due to the final ESOP allocation on September 30, 2013, as discussed in the non-interest expense section above.  Management anticipates the effective tax rate for fiscal year 2014 will be approximately 33% to 34%, based on fiscal year 2014 estimates as of December 31, 2013.

Comparison of Operating Results for the Three Months Ended December 31, 2013 and September 30, 2013

Net income increased $1.7 million, or 10.9%, from $16.1 million for the quarter ended September 30, 2013 to $17.8 million for the quarter ended December 31, 2013.  The increase in net income was due primarily to a decrease in salaries and employee benefits due largely to a decrease in ESOP related expenses.  The net interest margin increased two basis points, from 1.96% for the prior quarter, to 1.98% for the current quarter.  The continued shift in the mix of interest-earning assets from relatively lower yielding securities to higher yielding loans was the primary driver of the increase in the net interest margin, along with a decrease in the rates on the certificate of deposit and repurchase agreement portfolios.

Interest and Dividend Income
The weighted average yield on total interest-earning assets increased one basis point from the prior quarter to 3.23% for the current quarter while the average balance of interest-earning assets decreased $3.9 million between the two periods.   The average balance of the securities portfolio decreased $152.7 million, while the average balance of the loans receivable portfolio increased $116.4 million between the two periods.  This is a result of management’s continued strategy of adjusting the mix of interest-earning assets in order to obtain a higher yield on those assets.  The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2013	2013	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$56,948	$56,425	$523	0.9%
MBS	11,962	12,376	(414)	(3.3)
Investment securities	2,066	2,251	(185)	(8.2)
Capital stock of FHLB	1,196	1,131	65	5.7
Cash and cash equivalents	62	40	22	55.0
Total interest and dividend income	$72,234	$72,223	$11	0.0

The increase in interest income on loans receivable was due to a $116.4 million increase in the average balance of the portfolio, partially offset by a four basis point decrease in the weighted average yield of the portfolio to 3.79% for the current quarter.  Cash flows from the securities portfolio were used to fund loan growth during the current quarter.  The decrease in the weighted average yield was due largely to downward repricing of adjustable-rate loans, as well as to repayments of higher-yielding loans.

The decrease in interest income on MBS was due primarily to a $92.5 million decrease in the average balance of the portfolio, partially offset by a three basis point increase in the average yield of the portfolio, from 2.37% for the prior quarter to 2.40% for the current quarter.  The decrease in the average balance was largely a result of principal repayments being invested into the higher yielding loan portfolio.  The increase in the average yield of the portfolio was due primarily to a decrease in premium amortization, which is considered an adjustment to the yield, resulting largely from an increase in market interest rates.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities decreased three basis points from the prior quarter to 1.49% for the current quarter, and the average balance of interest-bearing liabilities decreased $14.3 million between the two periods.  The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2013	2013	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB borrowings	$16,863	$16,902	$(39)	(0.2)%
Deposits	8,323	8,614	(291)	(3.4)
Repurchase agreements	2,803	2,901	(98)	(3.4)
Total interest expense	$27,989	$28,417	$(428)	(1.5)

The decrease in interest expense on deposits was due to a decrease in the weighted average rate paid on the portfolio, specifically a decrease in the weighted average rate paid on the certificate of deposit portfolio.  The weighted average rate paid on the certificate of deposit portfolio decreased six basis points, from 1.24% for the prior quarter to 1.18% for the current quarter.

Provision for Credit Losses
The Bank recorded a provision for credit losses during the current quarter of $515 thousand compared to a negative provision for credit losses during the prior quarter of $500 thousand.  The $515 thousand provision for credit losses in the current quarter takes into account net charge-offs of $418 thousand during the quarter, compared to a net recovery of $83 thousand in the prior quarter, along with loan growth during the quarter and a small increase in the balance of delinquent and non-performing loans between periods.  Loans 30 to 89 days delinquent increased $328 thousand, or 1.2%, from $27.6 million at September 30, 2013 to $27.9 million at December 31, 2013.  The ratio of loans 30 to 89 days delinquent to total loans receivable, net was 0.46% at both September 30, 2013 and December 31, 2013.  Non-performing loans increased $1.3 million, or 4.8%, from $26.4 million at September 30, 2013 to $27.7 million at December 31, 2013.  The ratio of non-performing loans to total loans receivable, net increased from 0.44% at September 30, 2013 to 0.46% at December 31, 2013.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2013	2013	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$10,726	$12,679	$(1,953)	(15.4)%
Occupancy	2,549	2,735	(186)	(6.8)
Information technology and communications	2,292	2,132	160	7.5
Regulatory and outside services	1,396	1,439	(43)	(3.0)
Deposit and loan transaction costs	1,387	1,340	47	3.5
Federal insurance premium	1,083	1,125	(42)	(3.7)
Advertising and promotional	1,006	1,805	(799)	(44.3)
Other non-interest expense	2,348	2,132	216	10.1
Total non-interest expense	$22,787	$25,387	$(2,600)	(10.2)

The decrease in salaries and employee benefits was due primarily to a decrease in ESOP related expenses resulting largely from the final allocation of ESOP shares acquired in our initial public offering (March 1999) being made on September 30, 2013.  In fiscal year 2014, the only ESOP shares to be allocated will be the shares acquired by the ESOP in the Company’s corporate reorganization in December 2010.  The decrease in advertising and promotional expense was due primarily to the timing of media campaigns in the prior fiscal year.

Income Tax Expense
Income tax expense was $8.6 million for the current quarter compared to $8.6 million for the prior quarter.  The effective income tax rate for the current quarter was 32.6% compared to 34.9% for the prior quarter.  The quarter-over-quarter decrease in the effective tax rate was due largely to a lower amount of nondeductible ESOP related expenses due to the final ESOP allocation on September 30, 2013, as discussed in the non-interest expense section above.

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

We generally intend to maintain cash reserves sufficient to meet short-term liquidity needs, which are routinely forecasted for 10, 30, and 365 days.  Additionally, on a monthly basis, we perform a liquidity stress test in accordance with the Interagency Policy Statement on Funding and Liquidity Risk Management.  The liquidity stress test incorporates both short-term and long-term liquidity scenarios in order to identify periods of, and to quantify, liquidity risk.  Additionally, management continuously monitors key liquidity statistics related to items such as wholesale funding gaps, borrowings capacity, and available unpledged collateral, along with various liquidity ratios in an effort to further mitigate liquidity risk.  In the event short-term liquidity needs exceed available cash, the Bank has access to lines of credit at the FHLB and the Federal Reserve Bank.  The FHLB line of credit, when combined with FHLB advances, may generally not exceed 40% of total assets.  The outstanding amount of FHLB advances was $2.53 billion at December 31, 2013, of which $550.0 million is scheduled to mature in the next 12 months.  At December 31, 2013, the Bank’s ratio of the par value of FHLB borrowings to total assets, as reported to the OCC, was 28%.  The borrowings are secured by a blanket pledge of our loan portfolio, as collateral, supported by quarterly reporting to the FHLB.  Our excess capacity at the FHLB as of December 31,  2013 was $1.65 billion.  It is possible that increases in our borrowings or decreases in our loan portfolio or changes in FHLB lending guidelines could require the Bank to pledge securities as collateral on FHLB borrowings.  The amount of the Federal Reserve Bank line of credit is based upon the fair values of the securities pledged as collateral and certain other characteristics of those securities, and is used only when other sources of short-term liquidity are unavailable.  At December 31, 2013, the Bank had $1.33 billion of securities that were eligible but unused as collateral for borrowing or other liquidity needs.  This collateral amount is comprised of AFS and HTM securities with individual fair values greater than $10.0 million, which is then reduced by a collateralization ratio of 10% to account for potential market value fluctuations.  Borrowings on the lines of credit are outstanding until replaced by cash flows from long-term sources of liquidity.

If management observes a trend in the amount and frequency of lines of credit utilization, the Bank will likely utilize long-term wholesale borrowing sources such as FHLB advances and/or repurchase agreements to provide permanent fixed-rate funding.  The maturity of these borrowings is generally structured in such a way as to stagger maturities in order to reduce the risk of a highly negative cash flow position at maturity.  Additionally, the Bank could utilize the repayment and maturity of outstanding loans, MBS and other investments for liquidity needs rather than reinvesting such funds into the related portfolios.  At December 31, 2013, the Bank had repurchase agreements of $320.0 million, or approximately 4% of total assets, $100.0 million of which were scheduled to mature in the next 12 months.  The Bank may enter into additional repurchase agreements as management deems appropriate, not to exceed 15% of total assets.  The Bank’s internal policy limits total borrowings to 55% of total assets.  At December 31, 2013, the Bank had total borrowings, at par, of $2.85 billion, or approximately 31% of total assets.  The Bank had pledged securities with an estimated fair value of $354.4 million as collateral for repurchase agreements at December 31, 2013.  The securities pledged for the repurchase agreements will be delivered back to the Bank when the repurchase agreements mature.

The Bank has access to and utilizes other sources for liquidity purposes, such as brokered deposits and public unit deposits.  As of December 31, 2013, the Bank’s policy allows for combined brokered and public unit deposits up to 15% of total deposits.  At December 31, 2013, the Bank had brokered and public unit deposits totaling $301.2 million, or approximately 7% of total deposits.  Management continuously monitors the wholesale deposit market for opportunities to obtain brokered and public unit deposits at attractive rates.  The Bank has pledged securities with an estimated fair value of $286.9 million as collateral for public unit deposits.  The securities pledged as collateral for public unit deposits are held under joint custody receipt by the FHLB and generally will be released upon deposit maturity.

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

At December 31,  2013, $1.26 billion of the Bank’s $2.50 billion of certificates of deposit was scheduled to mature within one year.  Included in the $1.26 billion was $210.4 million of public unit and brokered deposits.  Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products at the prevailing rate, although no assurance can be given in this regard.

At December 31, 2013, cash and cash equivalents totaled $88.7 million, a decrease of $25.2 million from September 30, 2013.    During the quarter ended December 31, 2013, loan originations and purchases, net of principal repayments and related loan activity, resulted in a cash outflow of $66.8 million.  See additional discussion regarding loan activity in “Financial Condition – Loans Receivable.”  During the quarter ended December 31, 2013, proceeds from called or matured investment securities were $79.9 million and principal payments on MBS were $95.9 million.  During the quarter ended December 31, 2013, the Company purchased $30.4 million of investment securities and $25.3 million of MBS.  Cash flows from the securities portfolio were used to fund our loan growth during the current quarter.

During the quarter ended December 31, 2013, the Company paid $72.3 million in cash dividends and repurchased 578,880 shares at an average price of $12.14 per share, at a total cost of $7.0 million.  See additional discussion regarding dividends and common stock repurchases in “Financial Condition – Stockholders’ Equity.”  At December 31, 2013, Capitol Federal Financial, Inc., at the holding company level, had $183.2 million on deposit at the Bank.

The following table presents the contractual maturity of our loan, MBS, and investment securities portfolios at December 31, 2013, along with associated weighted average rates.  Loans and securities which have adjustable interest rates are shown as maturing in the period during which the contract is due.  The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses.

	Loans(1)		MBS		Investment Securities		Total
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Amounts due:
Within one year	$42,419	3.63%	$--	--%	$6,937	3.07%	$49,356	3.56%

After one year:
Over one to two	72,438	4.03	--	--	4,093	3.22	76,531	3.98
Over two to three	13,418	5.21	751	6.00	108,913	1.27	123,082	1.73
Over three to five	74,390	4.83	39,123	4.32	510,981	1.09	624,494	1.74
Over five to ten	296,992	4.21	505,107	3.05	52,324	1.28	854,423	3.34
Over ten to fifteen years	1,523,046	3.51	808,769	2.60	1,256	5.40	2,333,071	3.19
After fifteen years	4,072,386	3.85	621,414	2.55	2,409	0.53	4,696,209	3.67
Total due after one year	6,052,670	3.80	1,975,164	2.73	679,976	1.15	8,707,810	3.35

	$6,095,089	3.80	$1,975,164	2.73	$686,913	1.17	$8,757,166	3.35

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

Generally, savings institutions, such as the Bank, may make capital distributions during any calendar year equal to earnings of the previous two calendar years and current year-to-date earnings under the FRB and OCC safe harbor regulations.  It is generally required that the Bank remain well capitalized before and after the proposed distribution.    However, an institution deemed to be in need of more than normal supervision by the OCC may have its capital distribution authority restricted.    A savings institution, such as the Bank, that is a subsidiary of a savings and loan holding company and that proposes to make a capital distribution must submit written notice to the OCC and FRB 30 days prior to such distribution.  The OCC and FRB may object to the distribution during that 30-day period based on safety and soundness or other concerns.  Savings institutions that desire to make a larger capital distribution, or are under special restrictions, or are not, or would not be, well capitalized following a proposed capital distribution, however, must obtain regulatory non-objection prior to making such distribution.  During December 2013, the Bank paid a capital distribution of $36.0 million to the holding company, which was in excess of the safe harbor regulations threshold.  The Bank received regulatory non-objections prior to the distribution.  The $36.0 million capital contribution was used to pay the $35.7 million True Blue® Too dividend.

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

The Company paid cash dividends of $72.3 million during the quarter ended December 31, 2013.  Dividend payments depend upon a number of factors including the Company’s financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank’s ability to make capital distributions to the Company, and the amount of cash at the holding company.

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

The following table summarizes our contractual obligations and other material commitments, along with associated weighted average rates as of December 31, 2013.

	Maturity Range
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
	(Dollars in thousands)

Operating leases	$8,047	$931	$1,474	$1,368	$4,274

Certificates of deposit	$2,504,964	$1,263,129	$942,846	$298,084	$905
Rate	1.19%	0.92%	1.51%	1.30%	1.66%

FHLB advances	$2,525,000	$550,000	$1,025,000	$600,000	$350,000
Rate	2.28%	2.09%	2.12%	3.01%	1.82%

Repurchase agreements	$320,000	$100,000	$20,000	$100,000	$100,000
Rate	3.43%	4.20%	4.45%	3.35%	2.53%

Commitments to originate and
purchase/participate in loans	$192,874	$192,874	$--	$--	$--
Rate	3.81%	3.81%	--%	--%	--%

Commitments to fund unused home
equity lines of credit and
unadvanced commercial loans	$261,707	$261,707	$--	$--	$--
Rate	4.52%	4.52%	--%	--%	--%

Unadvanced portion of
construction loans	$61,480	$61,480	$--	$--	$--
Rate	3.83%	3.83%	--%	--%	--%

A percentage of commitments to originate and purchase/participate in loans are expected to expire unfunded, so the amounts reflected in the table above are not necessarily indicative of future liquidity requirements.  Additionally, the Bank is not obligated to honor commitments to fund unused home equity lines of credit if a customer is delinquent or otherwise in violation of the loan agreement.

We anticipate we will continue to have sufficient funds, through repayments and maturities of loans and securities, deposits and borrowings, to meet our current commitments.  We had no material off-balance sheet arrangements as of December 31, 2013.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims.  In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company’s consolidated financial statements for the quarter ended December 31, 2013, or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status for the Bank in accordance with regulatory standards.  As of December 31, 2013, the Bank exceeded all regulatory capital requirements.  The Company currently does not have any regulatory capital requirements.  The following table presents the Bank’s regulatory capital ratios at December 31, 2013 based upon regulatory guidelines.

		Regulatory
		Requirement For
	Bank	“Well-Capitalized”
	Ratios	Status
Tier 1 leverage ratio	14.6%	5.0%
Tier 1 risk-based capital	34.5	6.0
Total risk-based capital	34.8	10.0

A reconciliation of the Bank’s equity under GAAP to regulatory capital amounts as of December 31, 2013 is as follows (dollars in thousands):

Total Bank equity as reported under GAAP	$1,334,405
Unrealized gains on AFS securities	(4,567)
Other	(15)
Total Tier 1 capital	1,329,823
ACL	8,919
Total risk-based capital	$1,338,742

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

For a complete discussion of the Bank’s asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Bank’s portfolios, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk” in the Company’s Annual Report to Stockholders for the year ended September 30, 2013, attached as Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.  The analyses presented in the tables below reflect the level of market risk at the Bank and does not include the assets of the Company, at the holding company level, other than cash that was deposited at the Bank as of the dates reported, which is reflected in the Bank’s tables below.

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

The general objective of our interest rate risk management program is to determine and manage an appropriate level of interest rate risk while maximizing net interest income in a manner consistent with our policy to reduce, to the extent practicable, the exposure of net interest income to changes in market interest rates.  The Asset and Liability Committee regularly reviews the interest rate risk exposure of the Bank by forecasting the impact of hypothetical, alternative interest rate environments on net interest income and the market value of portfolio equity (“MVPE”) at various dates.  The MVPE is defined as the net of the present value of cash flows from existing assets, liabilities, and off-balance sheet instruments.  The present values are determined based upon market conditions as of the date of the analysis, as well as in alternative interest rate environments providing potential changes in the MVPE under those alternative interest rate environments.  Net interest income is projected in the same alternative interest rate environments with both a static balance sheet and with management strategies considered.  The MVPE and net interest income analyses are also conducted to estimate our sensitivity to rates for future time horizons based upon market conditions as of the date of the analysis.  In addition to the interest rate environments presented below, management also reviews the impact of non-parallel rate shock scenarios on a quarterly basis.  These scenarios consist of flattening and steepening the yield curve by changing short-term and long-term interest rates independent of each other, and simulating cash flows and determining valuations as a result of these hypothetical changes in interest rates to identify rate environments that pose the greatest risk to the Bank.  This analysis helps management quantify the Bank’s exposure to changes in the shape of the yield curve.

For each period presented in the following table, the estimated percentage change in the Bank’s net interest income based on the indicated instantaneous, parallel and permanent change in interest rates is presented.  The percentage change in each interest rate environment represents the difference between estimated net interest income in the 0 basis point interest rate environment (“base case,” assumes the forward market and product interest rates implied by the yield curve are realized) and the estimated net interest income in each alternative interest rate environment (assumes market and product interest rates have a parallel shift in rates across all maturities by the indicated change in rates).  Estimations of net interest income used in preparing the table below are based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change materially and that any repricing of assets or liabilities occurs at anticipated product and market rates for the alternative rate environments as of the dates presented.  The estimation of net interest income does not include any projected gains or losses related to the sale of loans or securities, or income derived from non-interest income sources, but does include the use of different prepayment assumptions in the alternative interest rate environments.  It is important to consider that estimated changes in net interest income are for a cumulative four-quarter period.  These do not reflect the earnings expectations of management.

Change	Percentage Change in Net Interest Income
(in Basis Points)	At
in Interest Rates(1)	December 31, 2013	September 30, 2013
-100 bp	N/A	N/A
000 bp	--	--
+100 bp	(2.06)%	(2.29)%
+200 bp	(4.17)	(4.76)
+300 bp	(7.39)	(7.89)

(1)	Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

The Bank’s net interest income projections are a reflection of the response to interest rates of the assets and liabilities that are expected to mature or reprice over the next year.  Repricing can occur as a result of variable interest rate characteristics of the Bank’s assets or liabilities as a result of cash flows that are received or paid on assets or due on liabilities which would be replaced at then current market interest rates.  The Bank’s borrowings and certificate of deposit portfolios have stated maturities and the cash flows related to the Bank’s liabilities do not generally fluctuate as a result of changes in interest rates.  Cash flows from mortgage-related assets and callable agency debentures can vary significantly as a result of changes in interest rates.  As interest rates decrease, borrowers have an economic incentive to lower their cost of debt by refinancing or endorsing their mortgage to a lower interest rate.  Similarly, agency debt issuers are more likely to exercise embedded call options for agency securities and issue new securities at a lower interest rate.

Market interest rates increased slightly from September 30, 2013 to December 31, 2013.  The increase in rates resulted in a decrease in the amount of cash flows from assets that are expected to reprice over the coming year at December 31, 2013 compared to September 30, 2013 resulting in the projected percentage change in net interest income being less adversely impacted by higher interest rates.  As interest rates rise, borrowers have less economic incentive to refinance or endorse their mortgage and projections of callable agency debentures being called decreases.  This would typically result in an increase in our interest rate risk exposure measured by net interest income projections to higher interest rates since fewer assets are expected to benefit from repricing to higher rates.  However, during the current quarter, in our interest rate risk model, changes were made to the behavioral characteristics of the adjustable-rate MBS to more accurately reflect the expected behavior of these assets resulting in less sensitivity to changes in rates compared to September 30, 2013.  Management continually monitors the performance and assumptions of our interest rate risk model.

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

Change	Percentage Change in MVPE
(in Basis Points)	At
in Interest Rates(1)	December 31, 2013	September 30, 2013
-100 bp	N/A	N/A
000 bp	--	--
+100 bp	(12.32)%	(11.44)%
+200 bp	(25.54)	(23.86)
+300 bp	(38.53)	(36.36)

(1)	Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

Changes in the estimated market values of our financial assets and liabilities drive changes in estimates of MVPE.  The market value of an asset or liability reflects the present value of all the projected cash flows over its remaining life, discounted at current market interest rates.  As interest rates rise, generally the market value for both financial assets and liabilities decrease.  The opposite is generally true as interest rates fall.  The MVPE represents the theoretical market value of capital that is calculated by netting the market value of assets, liabilities, and off-balance sheet instruments.  If the market values of financial assets increase at a faster pace than the market values of financial liabilities, or if the market values of financial liabilities decrease at a faster pace than the market values of financial assets, the MVPE will increase.  The magnitude of the changes in the Bank’s MVPE represents the Bank’s interest rate risk.  The market value of shorter term-to-maturity financial instruments is less sensitive to changes in interest rates than are longer term-to-maturity financial instruments.  Because of this, the market values of our certificates of deposit (which generally have relatively shorter average lives) tend to display less sensitivity to changes in interest rates than do our mortgage-related assets (which generally have relatively longer average lives).  The average life expected on our mortgage-related assets varies under different interest rate environments because borrowers have the ability to prepay their mortgage loans.  Therefore, as interest rates decrease, the WAL of mortgage-related assets decrease as well.  As interest rates increase, the WAL would be expected to increase, as well as increasing the sensitivity of these assets in higher rate environments.

At December 31, 2013, the percentage change in the Bank’s MVPE was more adversely impacted by higher interest rates than at September 30, 2013.  This was due primarily to higher interest rates, particularly higher mortgage interest rates, at December 31, 2013 than at September 30, 2013.  As interest rates rise, projected prepayments decrease as fewer borrowers have an economic incentive to refinance or endorse the mortgage to a lower interest rate.  Prepayments in the higher interest rate environments will likely only be realized through changes in borrowers’ lives such as divorce, death, job-related relocations, or other life changing events, resulting in an increase in the average life of mortgage-related assets.  Also, call projections for the Bank’s callable agency debentures decrease as interest rates rise, which results in their cash flows moving towards their contractual maturity dates.  The longer expected average lives of these assets, relative to the assumptions in the base case interest rate environment, increased the sensitivity of their market value to changes in interest rates.  As a result, the market value of the Bank’s financial assets decreased more than the decrease in the market value of its financial liabilities, resulting in a decrease in the MVPE in all interest rate environments at December 31, 2013.

The following gap table summarizes the anticipated maturities or repricing periods of the Bank’s interest-earning assets and interest-bearing liabilities as of December 31, 2013 based on the information and assumptions set forth in the notes below.  Cash flow projections for mortgage-related assets are calculated based on current interest rates.  Prepayment projections are subjective in nature, involve uncertainties and assumptions and, therefore, cannot be determined with a high degree of accuracy.  Although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates.  Assumptions may not reflect how actual yields and costs respond to market changes.  The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates.  Certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the gap table below.  For additional information regarding the impact of changes in interest rates, see the preceding Percentage Change in Net Interest Income and Percentage Change in MVPE discussions and tables.

	Within	Three to	More Than	More Than
	Three	Twelve	One Year to	Three Years	Over
	Months	Months	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable:(1)
Mortgage loans:
Fixed-rate	$219,255	$581,222	$992,622	$656,135	$2,335,055	$4,784,289
Adjustable-rate	80,262	673,206	269,136	86,697	40,405	1,149,706
Other loans	118,437	12,000	5,432	2,167	1,870	139,906
Investment securities(2)	106,996	11,111	61,097	463,605	54,908	697,717
MBS(3)	207,767	524,448	521,735	285,051	418,017	1,957,018
Other interest-earning assets	62,498	--	--	--	--	62,498
Total interest-earning assets	795,215	1,801,987	1,850,022	1,493,655	2,850,255	8,791,134

Interest-bearing liabilities:
Deposits:
Checking(4)	120,877	47,132	108,759	84,376	319,665	680,809
Savings(4)	74,776	14,069	32,441	25,161	139,459	285,906
Money market(4)	197,341	158,367	296,284	163,106	517,331	1,332,429
Certificates	337,127	932,058	937,919	297,119	741	2,504,964
Borrowings(5)	200,000	450,000	1,045,000	700,000	497,260	2,892,260
Total interest-bearing liabilities	930,121	1,601,626	2,420,403	1,269,762	1,474,456	7,696,368

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(134,906)	$200,361	$(570,381)	$223,893	$1,375,799	$1,094,766

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities	$(134,906)	$65,455	$(504,926)	$(281,033)	$1,094,766

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities as a
percent of total Bank assets at
December 31, 2013	(1.48)%	0.72%	(5.54)%	(3.08)%	12.02%
September 30, 2013	(0.88)	4.04	(3.47)	(2.87)	12.59

(1)

ARM loans are included in the period in which the rate is next scheduled to adjust or in the period in which repayments are expected to occur, or prepayments are expected to be received, prior to their next rate adjustment, rather than in the period in which the loans are due.  Fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization and prepayment assumptions.  Balances are net of deferred fees and exclude loans 90 or more days delinquent or in foreclosure, which totaled $21.2 million at December 31, 2013.

(2)	Based on contractual maturities, term to call dates or pre-refunding dates as of December 31, 2013, at amortized cost.
(3)	Reflects projected prepayments of MBS, at amortized cost.
(4)

Although the Bank’s checking, savings and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities.  The decay rates (the assumed rates at which the balances of existing accounts would decline) used on these accounts is based on assumptions developed from our actual experiences with these accounts.  If all of the Bank’s checking, savings and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $1.62 billion, for a cumulative one-year gap of (17.8)% of total assets.

(5)	Borrowings exclude $9.5 million of deferred prepayment penalty costs and $72 thousand of deferred gains on terminated interest rate swap agreements.

The decrease in the one-year gap from 4.04% of total assets at September 30, 2013, to 0.72% at December 31, 2013, was due primarily to a decrease in the amount of assets expected to reprice and an increase in the amount of liabilities scheduled to reprice over the next 12 months, as compared to September 30, 2013.  The decrease in assets expected to reprice was a result of an increase in interest rates between the two periods.  The increase in mortgage interest rates decreased prepayment expectations and thus decreased the amount of assets expected to reprice over the next 12 months, as compared to September 30, 2013.  The higher interest rates also reduced the amount of expected calls in the Bank’s investment securities portfolio as agency debt issuers have less economic incentive to exercise embedded call options due to the higher interest rate environment.  The amount of liabilities expected to reprice increased between periods as more borrowings and certificates of deposit are scheduled to mature during the coming year at December 31, 2013 then at September 30, 2013.

If interest rates were to increase 200 basis points, the Bank’s one-year gap would become negative, which indicates that more liabilities would be expected to reprice than assets in this interest rate environment.  The +200 basis point gap in this scenario would be (3.90%) of total assets at December 31, 2013.  The decrease in the one-year gap amount in the + 200 basis point scenario compared to the base case at December 31, 2013 was due largely to a significant decrease in the amount of assets expected to reprice if rates were to increase 200 basis points.

The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates, for major categories of our assets and liabilities as of the date presented.  Yields presented for investment securities and MBS include the amortization of fees, costs, premiums and discounts which are considered adjustments to the yield.  For loans receivable, the stated interest rate is presented, which does not include any adjustments to the yield.  The interest rate presented for borrowings is the effective rate, which includes the net impact of the amortization of deferred prepayment penalties resulting from the prepayment of certain FHLB advances and deferred gains related to interest rate swaps previously terminated.

	December 31, 2013
	Amount	Yield/Rate	WAL
	(Dollars in thousands)
Investment securities	$686,913	1.11%	3.3
MBS	1,975,164	2.42	4.7
Loans receivable:
Fixed-rate one- to four-family:
<= 15 years	1,177,939	3.50	4.3
> 15 years	3,503,661	4.15	7.2
All other fixed-rate loans	137,923	4.79	5.2
Total fixed-rate loans	4,819,523	4.01	6.4

Adjustable-rate one- to four-family:
<= 36 months	401,387	2.49	4.4
> 36 months	728,229	3.00	3.5
All other adjustable-rate loans	145,950	4.48	1.4
Total adjustable-rate loans	1,275,566	3.01	3.6
Total loans receivable	6,095,089	3.80	5.8
Transaction deposits	2,115,944	0.15	6.8
Certificates of deposit	2,504,964	1.19	1.4
Borrowings	2,845,000	2.71	2.7

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Act”) as of December 31, 2013.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2013, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) identified in connection with the evaluation required by Rule 13a-15(d) of the Act that occurred during the Company’s quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II -   OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Item 1A.  Risk Factors

There have been no material changes to our risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.  For a summary of risk factors relevant to our operations, see Part I, Item 1A. in our 2013 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

See  “Liquidity and Capital Resources - Capital”  in  “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”  regarding the OCC restrictions on dividends from the Bank to the Company.

The following table summarizes our share repurchase activity during the quarter ended December 31, 2013 and additional information regarding our share repurchase program.  In November 2012, the Company announced its Board of Directors approved a $175.0 million stock repurchase program.  This plan has no expiration date.

				Approximate
	Total		Total Number of	Dollar Value of
	Number of	Average	Shares Purchased	Shares that May
	Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plans
October 1, 2013 through
October 31, 2013	--	$--	--	$129,646,518
November 1, 2013 through
November 30, 2013	--	--	--	129,646,518
December 1, 2013 through
December 31, 2013	578,880	12.14	578,880	122,618,282
Total	578,880	12.14	578,880	122,618,282

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: February 4, 2014	By: /s/ John B. Dicus
John B. Dicus, Chairman, President and Chief Executive Officer

Date: February 4, 2014	By: /s/ Kent G. Townsend
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

Form of Change of Control Agreement with each of John B. Dicus, Kent G. Townsend, R. Joe Aleshire, and Rick C. Jackson filed on January 20, 2011 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference

10.1(iv)

Form of Change of Control Agreement with each Natalie G. Haag and Carlton A. Ricketts filed on November 29, 2012 as Exhibit 10.1(iv) to the Registrant’s Annual Report on Form 10-K and incorporated herein by reference

10.1(v)	Form of Change of Control Agreement with Frank H. Wright filed on November 29, 2013 as Exhibit 10.1(v) to the Registrant’s Annual Report on Form 10-K and incorporated herein by reference
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

10.8	Description of Named Executive Officer Salary and Bonus Arrangements filed on November 29, 2013 as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K and incorporated herein by reference
10.9	Description of Director Fee Arrangements filed on February 9, 2011 as Exhibit 10.9 to the December 31, 2010 Form 10-Q and incorporated herein by reference
10.10	Short-term Performance Plan filed on August 4, 2011 as Exhibit 10.10 to the June 30, 2011 Form 10-Q and incorporated herein by reference
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

The following information from the Company’s Quarterly Report on Form 10-Q for the three months ended December  31, 2013, filed with the SEC on February 4, 2014, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at December  31, 2013 and September 30, 2013, (ii) Consolidated Statements of Income for the three months ended December  31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three months ended December  31, 2013 and 2012, (iv) Consolidated Statement of Stockholders’ Equity for the three months ended December  31, 2013, (v) Consolidated Statements of Cash Flows for the three months ended December  31, 2013 and 2012, and (vi) Notes to the Unaudited Consolidated Financial Statements

*No statement is provided because the computation of per share earnings can be clearly determined from the Financial Statements included in this report.