Form 10-Q
period 2014-03-31
Capitol Federal Financial Inc
filed 2014-05-05
CIK 1490906

UNITED STATES SECURITIES

 AND EXCHANGE COMMISSION

Washington, D.C.    20549

_________________

Form 10-Q

_________________

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of April 23, 2014, there were 143,120,893 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	March 31,	September 30,
	2014	2013
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $94,431 and $99,735)	$114,835	$113,886
Securities:
Available-for-sale (“AFS”) at estimated fair value (amortized cost of $887,543 and $1,058,283)	895,623	1,069,967
Held-to-maturity (“HTM”) at amortized cost (estimated fair value of $1,735,084 and $1,741,846)	1,720,283	1,718,023
Loans receivable, net (allowance for credit losses (“ACL”) of $8,967 and $8,822)	6,053,897	5,958,868
Bank-owned life insurance (“BOLI”)	60,163	59,495
Capital stock of Federal Home Loan Bank (“FHLB”), at cost	125,829	128,530
Accrued interest receivable	23,192	23,596
Premises and equipment, net	70,218	70,112
Other real estate owned (“OREO”)	3,667	3,882
Other assets	47,710	40,090
TOTAL ASSETS	$9,115,417	$9,186,449

LIABILITIES:
Deposits	$4,693,762	$4,611,446
FHLB borrowings	2,467,169	2,513,538
Repurchase agreements	320,000	320,000
Advance payments by borrowers for taxes and insurance	50,169	57,392
Income taxes payable	3,021	108
Deferred income tax liabilities, net	20,781	20,437
Accounts payable and accrued expenses	30,510	31,402
Total liabilities	7,585,412	7,554,323

STOCKHOLDERS’ EQUITY:
Preferred stock ($0.01 par value) 100,000,000 shares authorized; no shares issued or outstanding	--	--
Common stock ($0.01 par value) 1,400,000,000 shares authorized; 143,120,893 and 147,840,268
shares issued and outstanding as of March 31, 2014 and September 30, 2013, respectively	1,431	1,478
Additional paid-in capital	1,197,668	1,235,781
Unearned compensation, Employee Stock Ownership Plan (“ESOP”)	(43,777)	(44,603)
Retained earnings	369,657	432,203
Accumulated other comprehensive income (“AOCI”), net of tax	5,026	7,267
Total stockholders’ equity	1,530,005	1,632,126
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,115,417	$9,186,449

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
INTEREST AND DIVIDEND INCOME:
Loans receivable	$57,117	$56,936	$114,065	$115,403
Mortgage-backed securities (“MBS”)	11,597	14,446	23,559	29,629
Investment securities	1,869	2,457	3,935	5,322
Capital stock of FHLB	1,229	1,105	2,425	2,233
Cash and cash equivalents	45	36	107	69
Total interest and dividend income	71,857	74,980	144,091	152,656

INTEREST EXPENSE:
FHLB borrowings	15,311	17,909	32,174	36,537
Deposits	8,076	9,344	16,399	19,193
Repurchase agreements	2,743	3,407	5,546	6,976
Total interest expense	26,130	30,660	54,119	62,706

NET INTEREST INCOME	45,727	44,320	89,972	89,950

PROVISION FOR CREDIT LOSSES	160	--	675	233

NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	45,567	44,320	89,297	89,717

NON-INTEREST INCOME:
Retail fees and charges	3,454	3,521	7,264	7,513
Insurance commissions	1,204	979	1,762	1,550
Loan fees	404	418	854	885
Income from BOLI	330	361	668	743
Other non-interest income	335	665	679	1,021
Total non-interest income	5,727	5,944	11,227	11,712

(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
NON-INTEREST EXPENSE:
Salaries and employee benefits	$10,724	$12,155	$21,450	$24,336
Occupancy	2,634	2,391	5,183	4,709
Information technology and communications	2,320	2,232	4,612	4,430
Regulatory and outside services	1,157	1,290	2,553	3,055
Deposit and loan transaction costs	1,263	1,384	2,650	2,910
Federal insurance premium	1,103	1,116	2,186	2,230
Advertising and promotional	877	1,004	1,883	2,036
Other non-interest expense	1,750	1,645	4,098	4,252
Total non-interest expense	21,828	23,217	44,615	47,958

INCOME BEFORE INCOME TAX EXPENSE	29,466	27,047	55,909	53,471

INCOME TAX EXPENSE	9,778	9,332	18,408	18,193

NET INCOME	$19,688	$17,715	$37,501	$35,278

Basic earnings per share	$0.14	$0.12	$0.26	$0.24
Diluted earnings per share	$0.14	$0.12	$0.26	$0.24
Dividends declared per share	$0.08	$0.08	$0.58	$0.85

Basic weighted average common shares	139,489,033	145,381,605	141,204,147	146,645,899
Diluted weighted average common shares	139,489,324	145,381,718	141,204,751	146,646,006

(Concluded)

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net income	$19,688	$17,715	$37,501	$35,278
Other comprehensive income (loss), net of tax:
Changes in unrealized holding gains/(losses) on AFS securities, net of deferred income tax (benefits) expenses of $(279) and
$1,594 for the three months ended March 31, 2014 and 2013,
respectively, and $1,363 and $3,907 for the six months ended
March 31, 2014 and 2013, respectively	459	(2,621)	(2,241)	(6,426)
Comprehensive income	$20,147	$15,094	$35,260	$28,852

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands, except per share data)

		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders’
	Stock	Capital	ESOP	Earnings	AOCI	Equity

Balance at October 1, 2013	$1,478	$1,235,781	$(44,603)	$432,203	$7,267	$1,632,126
Net income				37,501		37,501
Other comprehensive income (loss), net of tax					(2,241)	(2,241)
ESOP activity, net		188	826			1,014
Restricted stock activity, net		87				87
Stock-based compensation		1,105				1,105
Repurchase of common stock	(48)	(39,903)		(17,255)		(57,206)
Stock options exercised	1	410				411
Dividends on common stock to
stockholders ($0.58 per share)				(82,792)		(82,792)
Balance at March 31, 2014	$1,431	$1,197,668	$(43,777)	$369,657	$5,026	$1,530,005

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Six Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,501	$35,278
Adjustments to reconcile net income to net cash provided by
operating activities:
FHLB stock dividends	(2,425)	(2,233)
Provision for credit losses	675	233
Originations of loans receivable held-for-sale (“LHFS”)	(1,325)	(2,769)
Proceeds from sales of LHFS	1,881	2,868
Amortization and accretion of premiums and discounts on securities	2,866	4,515
Depreciation and amortization of premises and equipment	3,122	2,581
Amortization of deferred amounts related to FHLB advances, net	3,631	4,143
Common stock committed to be released for allocation - ESOP	1,014	3,276
Stock-based compensation	1,105	1,586
Changes in:
Prepaid federal insurance premium	--	1,977
Accrued interest receivable	404	1,645
Other assets, net	692	(915)
Income taxes payable/receivable	4,707	3,801
Accounts payable and accrued expenses	(10,151)	(12,242)
Net cash provided by operating activities	43,697	43,744

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(120,817)	(379,187)
Purchase of HTM securities	(159,707)	(420,501)
Proceeds from calls, maturities and principal reductions of AFS securities	291,348	529,899
Proceeds from calls, maturities and principal reductions of HTM securities	154,790	350,510
Proceeds from the redemption of capital stock of FHLB	7,845	4,524
Purchases of capital stock of FHLB	(2,719)	--
Net increase in loans receivable	(97,805)	(111,672)
Purchases of premises and equipment	(4,003)	(6,233)
Proceeds from sales of OREO	2,814	5,858
Net cash provided by (used in) investing activities	71,746	(26,802)

		(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Six Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	$(82,792)	$(125,325)
Deposits, net of withdrawals	82,316	142,930
Proceeds from borrowings	420,180	403,130
Repayments on borrowings	(470,180)	(453,130)
Change in advance payments by borrowers for taxes and insurance	(7,223)	(5,683)
Repurchase of common stock	(57,206)	(71,995)
Stock options exercised	411	--
Net cash used in financing activities	(114,494)	(110,073)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	949	(93,131)

CASH AND CASH EQUIVALENTS:
Beginning of period	113,886	141,705
End of period	$114,835	$48,574

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$13,700	$14,391
Interest payments	$50,880	$58,747

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
FHLB advances that will settle in a subsequent period	$--	$100,000

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

In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects.  The ASU revised the conditions that an entity must meet to elect to use the effective yield method when accounting for qualified affordable housing project investments.  Per current accounting guidance, an entity that invests in a qualified affordable housing project may elect to account for that investment using the effective yield method if all required conditions are met.  For those investments that are not accounted for using the effective yield method, current accounting guidance requires that the investments be accounted for under either the equity method or the cost method.  Certain existing conditions required to be met to use the effective yield method are restrictive and thus prevent many such investments from qualifying for the use of the effective yield method. The ASU replaces the effective yield method with the proportional amortization method and modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments.  If the modified conditions are met, the ASU permits an entity to use the proportional amortization method to amortize the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense. Additionally, the ASU requires new disclosures about all investments in qualified affordable housing projects irrespective of the method used to account for the investments. ASU 2014-01 is effective for fiscal years beginning after December 15, 2014, which is October 1, 2015 for the Company, and should be applied retrospectively. The ASU is not expected to have a material impact on the Company’s consolidated financial condition or result of operations when adopted.

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.    The ASU clarifies when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized.  The ASU also requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  ASU 2014-04 is effective for fiscal years beginning after December 15, 2014, which is October 1, 2015 for the Company, and can be applied using either a modified retrospective transition method or a prospective transition method.  The ASU is not expected to have a material impact on the Company’s consolidated financial condition or result of operations when adopted.

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

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Net income	$19,688	$17,715	$37,501	$35,278
Income allocated to participating securities	(44)	(51)	(94)	(111)
Net income available to common stockholders	$19,644	$17,664	$37,407	$35,167

Average common shares outstanding	139,447,275	145,242,074	141,183,271	146,576,142
Average committed ESOP shares outstanding	41,758	139,531	20,876	69,757
Total basic average common shares outstanding	139,489,033	145,381,605	141,204,147	146,645,899

Effect of dilutive stock options	291	113	604	107

Total diluted average common shares outstanding	139,489,324	145,381,718	141,204,751	146,646,006

Net earnings per share:
Basic	$0.14	$0.12	$0.26	$0.24
Diluted	$0.14	$0.12	$0.26	$0.24

Antidilutive stock options, excluded
from the diluted average common shares
outstanding calculation	2,060,216	2,463,165	2,396,610	2,466,339

3.   Securities

The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS and HTM securities at the dates presented.  The majority of the MBS and investment securities portfolios are composed of securities issued by U.S. government-sponsored enterprises (“GSEs”).

	March 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$579,853	$364	$8,677	$571,540
MBS	304,034	16,603	70	320,567
Trust preferred securities	2,539	--	170	2,369
Municipal bonds	1,117	30	--	1,147
	887,543	16,997	8,917	895,623
HTM:
MBS	1,684,571	32,599	18,531	1,698,639
Municipal bonds	35,712	769	36	36,445
	1,720,283	33,368	18,567	1,735,084
	$2,607,826	$50,365	$27,484	$2,630,707

	September 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$709,118	$996	$7,886	$702,228
MBS	345,263	18,701	--	363,964
Trust preferred securities	2,594	--	171	2,423
Municipal bonds	1,308	44	--	1,352
	1,058,283	19,741	8,057	1,069,967
HTM:
MBS	1,683,744	39,878	16,984	1,706,638
Municipal bonds	34,279	943	14	35,208
	1,718,023	40,821	16,998	1,741,846
	$2,776,306	$60,562	$25,055	$2,811,813

The following tables summarize the estimated fair value and gross unrealized losses of those securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	March 31, 2014
	Less Than			Equal to or Greater
	12 Months			Than 12 Months
		Estimated	Unrealized		Estimated	Unrealized
	Count	Fair Value	Losses	Count	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	20	$457,820	$7,467	2	$37,941	$1,210
MBS	1	10,191	70	--	--	--
Trust preferred securities	--	--	--	1	2,369	170
	21	$468,011	$7,537	3	$40,310	$1,380

HTM:
MBS	44	$784,469	$17,239	2	$22,566	$1,292
Municipal bonds	8	5,386	36	--	--	--
	52	$789,855	$17,275	2	$22,566	$1,292

	September 30, 2013
	Less Than			Equal to or Greater
	12 Months			Than 12 Months
		Estimated	Unrealized		Estimated	Unrealized
	Count	Fair Value	Losses	Count	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	19	$426,482	$7,213	1	$24,327	$673
Trust preferred securities	--	--	--	1	2,423	171
	19	$426,482	$7,213	2	$26,750	$844

HTM:
MBS	40	$710,291	$16,984	--	$--	$--
Municipal bonds	3	1,299	14	--	--	--
	43	$711,590	$16,998	--	$--	$--

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

The unrealized losses at March 31, 2014 and September 30, 2013, excluding the trust preferred security discussed below, are primarily a result of an increase in market yields from the time the securities were purchased.  In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase.  Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired.  Additionally, the impairment is also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities, nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity.  As a result of the analysis, management does not believe any other-than-temporary impairments existed at March 31, 2014 or September 30, 2013.

The unrealized losses related to the trust preferred security held by the Bank at March 31, 2014 and September 30, 2013 were primarily a result of a decrease in the security’s credit rating since the time of purchase.  Management reviews the underlying cash flows of this security on a quarterly basis.  As of March 31, 2014 and September 30, 2013, the cash flow analysis indicated the present value of future expected cash flows are adequate to recover the entire amortized cost.  In January 2014, five federal agencies, including the Office of the Comptroller of the Currency (“OCC”) and the SEC, approved an interim final rule permitting banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Volcker Rule”).    The final rule became effective on April 1, 2014.  The Bank’s trust preferred security is included on the non-exclusive list of issuers that meet the requirements of the interim and final rule (provided by the federal banking agencies) and is therefore exempt from the provisions of the Volcker Rule.    Based on this, management neither intends to sell this security, nor is it more likely than not that the Company will be required to sell the security before the recovery of the remaining amortized cost amount, which could be at maturity.  Based on its analysis, management does not believe any other-than-temporary impairments existed related to the trust preferred security at March 31, 2014 or September 30, 2013.

Maturities of MBS depend on the repayment characteristics and experience of the underlying financial instruments.  Actual maturities of MBS may differ from contractual maturities because borrowers have the right to prepay obligations, generally without penalties.  Additionally, issuers of callable investment securities have the right to call and prepay obligations with or without prepayment penalties prior to the maturity dates of the securities.  The amortized cost and estimated fair value of securities by remaining contractual maturity, without consideration for call features or pre-refunding dates, as of March 31, 2014 are shown below.

	AFS		HTM
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
One year or less	$201	$204	$7,225	$7,296
One year through five years	531,332	525,271	70,001	73,335
Five years through ten years	142,417	146,593	491,727	490,835
Ten years and thereafter	213,593	223,555	1,151,330	1,163,618
	$887,543	$895,623	$1,720,283	$1,735,084

The following table presents the carrying value of MBS in our portfolio by issuer at the dates presented.

	March 31, 2014	September 30, 2013
	(Dollars in thousands)
Federal National Mortgage Association (“FNMA”)	$1,166,881	$1,250,948
Federal Home Loan Mortgage Corporation (“FHLMC”)	666,209	629,216
Government National Mortgage Association	172,048	167,544
	$2,005,138	$2,047,708

The following table presents the taxable and non-taxable components of interest income on investment securities for the time periods presented.

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(Dollars in thousands)
Taxable	$1,632	$2,147	$3,439	$4,685
Non-taxable	237	310	496	637
	$1,869	$2,457	$3,935	$5,322

The following table summarizes the amortized cost and estimated fair value of securities pledged as collateral as of the dates presented.

	March 31, 2014		September 30, 2013
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Repurchase agreements	$345,697	$356,488	$353,648	$364,593
Public unit deposits	273,769	274,775	272,016	274,917
Federal Reserve Bank	29,425	30,351	34,261	35,477
	$648,891	$661,614	$659,925	$674,987

4.   Loans Receivable and Allowance for Credit Losses

Loans receivable, net at the dates presented is summarized as follows:

	March 31, 2014	September 30, 2013
	(Dollars in thousands)
Real estate loans:
One- to four-family	$5,840,337	$5,743,047
Multi-family and commercial	47,505	50,358
Construction	94,286	77,743
Total real estate loans	5,982,128	5,871,148

Consumer loans:
Home equity	130,321	135,028
Other	4,991	5,623
Total consumer loans	135,312	140,651

Total loans receivable	6,117,440	6,011,799

Less:
Undisbursed loan funds	55,505	42,807
ACL	8,967	8,822
Discounts/unearned loan fees	23,653	23,057
Premiums/deferred costs	(24,582)	(21,755)
	$6,053,897	$5,958,868

Lending Practices and Underwriting Standards  - Originating and purchasing loans secured by one- to four-family residential properties is the Bank’s primary lending business, resulting in a loan concentration in residential first mortgage loans.  The Bank purchases one- to four-family loans, on a loan-by-loan basis, from a select group of correspondent lenders in 24 states.    Additionally, the Bank periodically purchases whole one- to four-family loans in bulk packages from nationwide and correspondent lenders.  The Bank also originates consumer loans, commercial and multi-family real estate loans, and construction loans secured by residential, multi-family or commercial real estate.  As a result of our one- to four-family lending activities, the Bank has a concentration of loans secured by real property located in Kansas and Missouri.

One- to four-family loans - Full documentation to support the applicant’s credit and income, and sufficient funds to cover all applicable fees and reserves at closing, are required on all loans.  Loans are underwritten according to the “ability to repay” and “qualified mortgage” standards, as issued by the Consumer Financial Protection Bureau, with total debt to income ratios not exceeding 43% of the borrower’s verified income.  Properties securing one- to four-family loans are appraised by either staff appraisers or fee appraisers, both of which are independent of the loan origination function and approved by our Board of Directors.

The underwriting standards for loans purchased from correspondent and nationwide lenders are generally similar to the Bank’s internal underwriting standards.  The underwriting of correspondent loans is performed by the Bank’s underwriters.    Before committing to a bulk loan purchase, the Bank’s Chief Lending Officer or Secondary Marketing Manager reviews specific criteria such as loan amount, credit scores, loan-to-value (“LTV’) ratios, geographic location, and debt ratios of each loan in the pool.  If the specific criteria do not meet the Bank’s underwriting standards and compensating factors are not sufficient, then a loan will be removed from the population.  Before the bulk loan purchase is funded, an internal Bank underwriter or a third party reviews at least 25% of the loan files to confirm loan terms, credit scores, debt ratios, property appraisals, and other underwriting related documentation.  The Bank last made a bulk loan purchase during the fourth quarter of fiscal year 2012.  For the tables within this Note, correspondent purchased loans are included with originated loans, and bulk purchased loans are reported as purchased loans.

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

Consumer loans  - The Bank offers a variety of secured consumer loans, including home equity loans and lines of credit, home improvement loans, auto loans, and loans secured by savings deposits.  The Bank also originates a very limited amount of unsecured loans.  The Bank does not originate any consumer loans on an indirect basis, such as contracts purchased from retailers of goods or services which have extended credit to their customers.  The majority of the consumer loan portfolio is comprised of home equity lines of credit for which the Bank also has the first mortgage or the home equity line of credit is in the first lien position.

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

The following tables present the recorded investment, by class, in loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, total current loans, and total recorded investment at the dates presented.  The recorded investment in loans is defined as the unpaid principal balance of a loan (net of unadvanced funds related to loans in process), less charge-offs and inclusive of unearned loan fees and deferred costs.  At March 31, 2014 and September 30, 2013, all loans 90 or more days delinquent were on nonaccrual status.  At March 31, 2014 and September 30, 2013, the balance of loans on nonaccrual status was $28.7 million and $26.4 million, respectively.

	March 31, 2014
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family loans - originated	$14,111	$9,921	$24,032	$5,238,614	$5,262,646
One- to four-family loans - purchased	7,361	10,389	17,750	590,920	608,670
Multi-family and commercial loans	--	--	--	56,236	56,236
Consumer - home equity	665	305	970	129,351	130,321
Consumer - other	52	8	60	4,931	4,991
	$22,189	$20,623	$42,812	$6,020,052	$6,062,864

	September 30, 2013
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family loans - originated	$18,889	$9,379	$28,268	$5,092,581	$5,120,849
One- to four-family loans - purchased	7,842	9,695	17,537	631,050	648,587
Multi-family and commercial loans	--	--	--	57,603	57,603
Consumer - home equity	848	485	1,333	133,695	135,028
Consumer - other	35	5	40	5,583	5,623
	$27,614	$19,564	$47,178	$5,920,512	$5,967,690

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

	March 31, 2014		September 30, 2013
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family - originated	$21,572	$28,892	$29,359	$27,761
One- to four-family - purchased	1,982	14,441	1,871	14,195
Multi-family and commercial	--	--	1,976	--
Consumer - home equity	126	882	87	819
Consumer - other	--	16	--	13
	$23,680	$44,231	$33,293	$42,788

The following table shows the weighted average credit score and weighted average LTV for originated and purchased one- to four-family loans and originated consumer home equity loans at the dates presented.  Borrower credit scores are intended to provide an indication as to the likelihood that a borrower will repay their debts.  Credit scores are updated at least semiannually, with the last update in March 2014,  from a nationally recognized consumer rating agency.  The LTV ratios provide an estimate of the extent to which the Bank may incur a loss on any given loan that may go into foreclosure.  The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available.  In most cases, the most recent appraisal was obtained at the time of origination.

	March 31, 2014		September 30, 2013
	Credit Score	LTV	Credit Score	LTV
One- to four-family - originated	764	65%	762	65%
One- to four-family - purchased	748	67	747	67
Consumer - home equity	750	19	746	19
	762	64	760	64

Troubled Debt Restructurings (“TDRs”)  - The following tables present the recorded investment prior to restructuring and immediately after restructuring for all loans restructured during the periods presented.  These tables do not reflect the recorded investment at the end of the periods indicated.  Any increase in the recorded investment at the time of the restructuring is generally due to the capitalization of delinquent interest and/or escrow balances.

	For the Three Months Ended			For the Six Months Ended
	March 31, 2014			March 31, 2014
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family loans - originated	31	$4,247	$4,220	69	$8,072	$8,073
One- to four-family loans - purchased	--	--	--	2	198	198
Multi-family and commercial loans	--	--	--	--	--	--
Consumer - home equity	1	15	15	5	80	81
Consumer - other	--	--	--	--	--	--
	32	$4,262	$4,235	76	$8,350	$8,352

	For the Three Months Ended			For the Six Months Ended
	March 31, 2013			March 31, 2013
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family loans - originated	45	$6,826	$6,857	100	$19,404	$19,507
One- to four-family loans - purchased	5	983	982	7	1,538	1,580
Multi-family and commercial loans	--	--	--	2	82	79
Consumer - home equity	4	76	81	7	156	161
Consumer - other	--	--	--	--	--	--
	54	$7,885	$7,920	116	$21,180	$21,327

The following table provides information on TDRs restructured within the last 12 months that became delinquent during the periods presented.

	For the Three Months Ended				For the Six Months Ended
	March 31, 2014		March 31, 2013		March 31, 2014		March 31, 2013
	Number		Number		Number		Number
	of	Recorded	of	Recorded	of	Recorded	of	Recorded
	Contracts	Investment	Contracts	Investment	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
One- to four-family loans - originated	5	$665	11	$1,106	16	$1,481	17	$1,511
One- to four-family loans - purchased	--	--	3	1,067	2	338	4	1,114
Multi-family and commercial loans	--	--	--	--	--	--	--	--
Consumer - home equity	1	27	1	5	1	27	2	7
Consumer - other	--	--	--	--	--	--	--	--
	6	$692	15	$2,178	19	$1,846	23	$2,632

Impaired loans – The following information pertains to impaired loans by class as of the dates presented.  A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.

	March 31, 2014			September 30, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	ACL	Investment	Balance	ACL
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$14,413	$14,996	$--	$12,950	$13,543	$--
One- to four-family - purchased	14,565	17,614	--	13,882	16,645	--
Multi-family and commercial	--	--	--	--	--	--
Consumer - home equity	596	956	--	577	980	--
Consumer - other	8	16	--	2	7	--
	29,582	33,582	--	27,411	31,175	--
With an allowance recorded
One- to four-family - originated	25,709	25,796	64	35,520	35,619	209
One- to four-family - purchased	1,825	1,801	50	2,034	2,015	29
Multi-family and commercial	--	--	--	73	74	2
Consumer - home equity	526	526	27	492	492	78
Consumer - other	8	8	--	11	11	1
	28,068	28,131	141	38,130	38,211	319
Total
One- to four-family - originated	40,122	40,792	64	48,470	49,162	209
One- to four-family - purchased	16,390	19,415	50	15,916	18,660	29
Multi-family and commercial	--	--	--	73	74	2
Consumer - home equity	1,122	1,482	27	1,069	1,472	78
Consumer - other	16	24	--	13	18	1
	$57,650	$61,713	$141	$65,541	$69,386	$319

The following information pertains to impaired loans by class for the periods presented.

	For the Three Months Ended				For the Six Months Ended
	March 31, 2014		March 31, 2013		March 31, 2014		March 31, 2013
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$14,022	$102	$7,784	$63	$13,263	$199	$8,572	$139
One- to four-family - purchased	13,706	47	15,058	51	13,645	92	15,108	97
Multi-family and commercial	--	--	--	--	--	--	--	--
Consumer - home equity	611	8	474	15	577	16	596	22
Consumer - other	5	--	29	--	4	--	28	--
	28,344	157	23,345	129	27,489	307	24,304	258
With an allowance recorded
One- to four-family - originated	28,010	295	42,937	452	31,021	614	42,457	905
One- to four-family - purchased	2,287	12	2,136	21	2,573	28	2,145	46
Multi-family and commercial	--	--	78	--	31	1	44	--
Consumer - home equity	542	6	605	9	581	11	507	14
Consumer - other	11	--	26	--	13	--	28	--
	30,850	313	45,782	482	34,219	654	45,181	965
Total
One- to four-family - originated	42,032	397	50,721	515	44,284	813	51,029	1,044
One- to four-family - purchased	15,993	59	17,194	72	16,218	120	17,253	143
Multi-family and commercial	--	--	78	--	31	1	44	--
Consumer - home equity	1,153	14	1,079	24	1,158	27	1,103	36
Consumer - other	16	--	55	--	17	--	56	--
	$59,194	$470	$69,127	$611	$61,708	$961	$69,485	$1,223

Allowance for credit losses - The following is a summary of the ACL activity by segment for the periods presented, and the ending balance of the ACL based on the Company’s impairment methodology.  Of the  $1.3 million of net charge-offs during the six months ended March 31, 2013,  $372 thousand was due to loans that were primarily discharged in a prior fiscal year under Chapter 7 bankruptcy that had to be, pursuant to OCC reporting requirements, evaluated for collateral value loss, even if they were current.

	For the Three Months Ended March 31, 2014
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$5,839	$2,513	$8,352	$182	$385	$8,919
Charge-offs	(52)	(60)	(112)	--	(9)	(121)
Recoveries	--	--	--	--	9	9
Provision for credit losses	950	(636)	314	(39)	(115)	160
Ending balance	$6,737	$1,817	$8,554	$143	$270	$8,967

	For the Six Months Ended March 31, 2014
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$5,771	$2,486	$8,257	$185	$380	$8,822
Charge-offs	(140)	(387)	(527)	--	(19)	(546)
Recoveries	1	--	1	--	15	16
Provision for credit losses	1,105	(282)	823	(42)	(106)	675
Ending balance	$6,737	$1,817	$8,554	$143	$270	$8,967

	For the Three Months Ended March 31, 2013
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$5,639	$4,290	$9,929	$201	$347	$10,477
Charge-offs	(284)	(153)	(437)	--	(20)	(457)
Recoveries	--	42	42	--	10	52
Provision for credit losses	647	(684)	(37)	7	30	--
Ending balance	$6,002	$3,495	$9,497	$208	$367	$10,072

	For the Six Months Ended March 31, 2013
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$6,074	$4,453	$10,527	$219	$354	$11,100
Charge-offs	(503)	(685)	(1,188)	--	(135)	(1,323)
Recoveries	--	42	42	--	20	62
Provision for credit losses	431	(315)	116	(11)	128	233
Ending balance	$6,002	$3,495	$9,497	$208	$367	$10,072

The following is a summary of the loan portfolio and related ACL balances, at the dates presented, by loan portfolio segment disaggregated by the Company’s impairment method.  There was no ACL for loans individually evaluated for impairment at either date, as all potential losses were charged-off.

	March 31, 2014
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$5,248,233	$594,105	$5,842,338	$56,236	$134,708	$6,033,282
Recorded investment in loans
individually evaluated for impairment	14,413	14,565	28,978	--	604	29,582
	$5,262,646	$608,670	$5,871,316	$56,236	$135,312	$6,062,864
ACL for loans collectively evaluated
for impairment	$6,737	$1,817	$8,554	$143	$270	$8,967

	September 30, 2013
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$5,107,899	$634,705	$5,742,604	$57,603	$140,072	$5,940,279
Recorded investment in loans
individually evaluated for impairment	12,950	13,882	26,832	--	579	27,411
	$5,120,849	$648,587	$5,769,436	$57,603	$140,651	$5,967,690
ACL for loans collectively evaluated
for impairment	$5,771	$2,486	$8,257	$185	$380	$8,822

As previously discussed, the Bank has a loan concentration in residential first mortgage loans.  Declines in residential real estate values could adversely impact the property used as collateral for the Bank’s loans.  Adverse changes in economic conditions and increasing unemployment rates may have a negative effect on the ability of the Bank’s borrowers to make timely loan payments, which would likely increase delinquencies and have an adverse impact on the Bank’s earnings.  Further increases in delinquencies would decrease interest income on loans receivable and would likely adversely impact the Bank’s loan loss experience, resulting in an increase in the Bank’s ACL and provision for credit losses.  Although management believes the ACL was at a level adequate to absorb inherent losses in the loan portfolio at March 31, 2014, the level of the ACL remains an estimate that is subject to significant judgment.

5.   Fair Value of Financial Instruments

Fair Value Measurements - The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures in accordance with Accounting Standard Codification (“ASC”) 820 and ASC 825.  The Company did not have any liabilities that were measured at fair value at March 31, 2014 or September 30, 2013.  The Company’s AFS securities are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as OREO and loans individually evaluated for impairment.  These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.

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

	March 31, 2014
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)(1)
	(Dollars in thousands)
AFS Securities:
GSE debentures	$571,540	$--	$571,540	$--
MBS	320,567	--	320,567	--
Trust preferred securities	2,369	--	--	2,369
Municipal bonds	1,147	--	1,147	--
	$895,623	$--	$893,254	$2,369

	September 30, 2013
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)(2)
	(Dollars in thousands)
AFS Securities:
GSE debentures	$702,228	$--	$702,228	$--
MBS	363,964	--	363,964	--
Municipal bonds	1,352	--	1,352	--
Trust preferred securities	2,423	--	--	2,423
	$1,069,967	$--	$1,067,544	$2,423

(1)

The Company’s Level 3 AFS securities had no activity during the six months ended March 31, 2014, except for principal repayments of $81 thousand and reductions in net unrealized losses recognized in other comprehensive income.  Reductions in net unrealized losses included in other comprehensive income for the six months ended March 31, 2014 were less than $1 thousand.

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

Loans Receivable - The balance of loans individually evaluated for impairment at March 31, 2014 and September 30, 2013 was $29.5 million and $27.3 million, respectively.  Substantially all of these loans were secured by residential real estate and were individually evaluated to ensure that the carrying value of the loan was not in excess of the fair value of the collateral, less estimated selling costs.  When no impairment is indicated, the carrying amount is considered to approximate fair value.  Fair values were estimated through current appraisals or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  Based on this evaluation, the Bank charged-off any loss amounts at March 31, 2014 and September 30, 2013; therefore, there was no ACL related to these loans.

OREO - OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower-of-cost or fair value.  Fair value is estimated through current appraisals or listing prices, less estimated selling costs.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  The fair value of OREO at March 31, 2014 and September 30, 2013 was $3.7 million and $3.9 million, respectively.

The following tables provide the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at the dates presented.

		March 31, 2014
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Loans individually evaluated for impairment	$29,509	$--	$--	$29,509
OREO	3,667	--	--	3,667
	$33,176	$--	$--	$33,176

		September 30, 2013
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Loans individually evaluated for impairment	$27,327	$--	$--	$27,327
OREO	3,882	--	--	3,882
	$31,209	$--	$--	$31,209

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

The carrying amounts and estimated fair values of the Company’s financial instruments at the dates presented were as follows:

	March 31, 2014		September 30, 2013
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$114,835	$114,835	$113,886	$113,886
AFS securities	895,623	895,623	1,069,967	1,069,967
HTM securities	1,720,283	1,735,084	1,718,023	1,741,846
Loans receivable	6,053,897	6,199,918	5,958,868	6,132,239
BOLI	60,163	60,163	59,495	59,495
Capital stock of FHLB	125,829	125,829	128,530	128,530
OREO	3,667	3,667	3,882	3,882
Liabilities:
Deposits	4,693,762	4,720,827	4,611,446	4,646,263
FHLB borrowings	2,467,169	2,536,625	2,513,538	2,599,749
Repurchase agreements	320,000	329,513	320,000	333,749

The following methods and assumptions were used to estimate the fair value of the financial instruments:

Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents are considered to approximate their fair value due to the nature of the financial asset.   (Level 1)

HTM Securities - Estimated fair values of securities are based on one of three methods: (1) quoted market prices where available; (2) quoted market prices for similar instruments if quoted market prices are not available; (3) unobservable data that represents the Bank’s assumptions about items that market participants would consider in determining fair value where no market data is available.  HTM securities are carried at amortized cost.   (Level 2)

Loans Receivable - The fair value of one- to four-family mortgages and home equity loans are generally estimated using the present value of expected future cash flows, assuming future prepayments and using discount factors determined by prices obtained from securitization markets, less a discount for the cost of servicing and lack of liquidity. The estimated fair value of the Bank’s multi-family, commercial, and consumer loans are based on the expected future cash flows assuming future prepayments and discount factors based on current offering rates.  (Level 3)

BOLI - The carrying value of BOLI is considered to approximate its fair value due to the nature of the financial asset.  (Level 1)

Capital Stock of FHLB - The carrying value and estimated fair value of FHLB stock equals cost, which is based on redemption at par value.  (Level 1)

Deposits - The estimated fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date.  The estimated fair value of these deposits at March 31, 2014 and September 30, 2013 was $2.15 billion and $2.07 billion, respectively.  (Level 1)  The fair value of certificates of deposit is estimated by discounting future cash flows using current LIBOR rates.  The estimated fair value of certificates of deposit at March 31, 2014 and September 30, 2013 was $2.57 billion and  $2.58 billion, respectively.  (Level 2)

FHLB borrowings and Repurchase Agreements - The fair value of fixed-maturity borrowed funds is estimated by discounting estimated future cash flows using currently offered rates.  (Level 2)

6.   Subsequent Events

In preparing these financial statements, management has evaluated events occurring subsequent to March 31, 2014, for potential recognition and disclosure.  There have been no material events or transactions which would require adjustments to the consolidated financial statements at March 31, 2014.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company and its wholly-owned subsidiary may from time to time make written or oral “forward-looking statements,” including statements contained in documents filed or furnished by the Company with the SEC.  These forward-looking statements may be included in this Quarterly Report on Form 10-Q, in the Company’s reports to stockholders, in the Company’s press releases, and in other communications by the Company, which are made in good faith by us pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control.  The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements.  The following factors, among others, could cause our future results to differ materially from the plans, objectives, goals, expectations, anticipations, estimates, and intentions expressed in the forward-looking statements:

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
•

future earnings and capital levels of the Bank and the continued non-objection by our primary federal banking regulators, to the extent required, to distribute capital from the Bank to the Company, which could affect the ability of the Company to pay dividends in accordance with its dividend policy and/or repurchase stock in accordance with its stock repurchase program;

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

•	the willingness of users to substitute competitors’ products and services for our products and services;
•	our success in gaining regulatory approval of our products and services and branching locations, when required;
•	the impact of changes in laws and regulations and other governmental initiatives affecting the financial services industry;
•	implementing business initiatives may be more difficult or expensive than anticipated;
•	technological changes;
•	acquisitions and dispositions;
•	changes in consumer spending and saving habits; and
•	our success at managing the risks involved in our business.

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

The following discussion and analysis is intended to assist in understanding the financial condition, results of operations, liquidity, and capital resources of the Company.  It should be read in conjunction with the consolidated financial statements and notes presented in this report.  The discussion includes comments relating to the Bank, since the Bank is wholly-owned by the Company and comprises the majority of its assets and is the principal source of income for the Company.  This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the SEC.

Executive Summary

The following summary should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations in its entirety.

We have been, and intend to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve.  We attract retail deposits from the general public and invest those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences.  We also originate consumer loans primarily secured by first mortgages on one- to four-family residences, commercial and multi-family real estate loans, and construction loans secured by residential, multi-family, or commercial real estate.  While our primary business is the origination of one- to four-family mortgage loans funded through retail deposits, we also purchase whole one- to four-family mortgage loans from correspondent and nationwide lenders, participate in loans with other lenders that are secured by commercial or multi-family real estate, and invest in certain investment securities and MBS using funding from retail deposits, FHLB borrowings, and repurchase agreements.  The Company is significantly affected by prevailing economic conditions, including federal monetary and fiscal policies and federal regulation of financial institutions.  Retail deposit balances are influenced by a number of factors, including interest rates paid on competing investment products, the level of personal income, and the personal rate of savings within our market areas.  Lending activities are influenced by the demand for housing and other loans, our loan underwriting guidelines compared to those of our competitors, as well as interest rate pricing competition from other lending institutions.  The primary sources of funds for lending activities include deposits, loan repayments, investment income, borrowings, and funds provided from operations.

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

The Federal Open Market Committee of the Federal Reserve (the “FOMC”) noted in their April 2014 statement that economic activity has picked up recently, after having slowed sharply during the winter months reflecting, in part, adverse weather conditions.  Although the unemployment rate remains elevated, labor market conditions have shown further signs of improvement.  The FOMC stated that household spending continued to advance, but business fixed investment edged down and recovery in the housing sector remained slow.  The FOMC believes fiscal policy is restraining economic growth, although the extent of restraint may be diminishing.  Inflation has been running below the FOMC’s longer-run objective, but longer-term inflationary expectations have remained stable.  Given the cumulative progress made toward the FOMC’s statutory mandate of maximum employment, as well as to the improvement in the outlook for labor market conditions since the inception of the current asset purchase program, the FOMC decided to further reduce the pace of its asset purchases.  The FOMC will continue its existing policy of reinvesting principal payments from its holdings of agency debt and agency MBS in agency MBS and will continue to purchase additional longer-term Treasury securities, but at a pace of $25 billion per month and agency MBS at a pace of $20 billion per month.  The FOMC believes that these actions, taken together, should maintain downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative, which in turn should promote a stronger economic recovery.  The FOMC stated that it will closely monitor incoming information on economic and financial developments in the coming months and will continue its asset purchases until the outlook for the labor market improves substantially in the context of price stability.  If incoming information broadly supports the FOMC’s expectation of continued improvement in labor market conditions and inflation approaches its longer-run objective, the pace of asset purchases will likely be further reduced.  The FOMC insisted, however, that asset purchases are not on a preset course.  The FOMC remarked that it anticipates maintaining the federal funds rate at zero to 0.25% for a considerable time after the asset purchase program ends, especially if projected inflation continues to run below the FOMC’s 2% longer-run goal and provided that longer-term inflation expectations remain well anchored.    Even after employment and inflation are near mandate-consistent levels, economic conditions may, for some time, warrant keeping the target federal funds rate below levels the FOMC views as normal in the long run.  When the FOMC decides to begin to remove policy accommodation, they stated they will take a balanced approach consistent with their longer-run goals of maximum employment and inflation of 2%.

Economic conditions in the Bank’s local market areas have a significant impact on the ability of borrowers to repay loans and the value of the collateral securing these loans.  As of March 2014, the unemployment rate was 4.9% for Kansas and 6.7% for Missouri, compared to the national average of 6.7% based on information from the Bureau of Economic Analysis.  Our Kansas City market area, which comprises the largest segment of our loan portfolio and deposit base, has an average household income of approximately $80 thousand per annum, based on 2013 estimates from the American Community Survey, which is a statistical survey by the U.S. Census Bureau.  The average household income in our combined market areas is approximately $69 thousand per annum, with 91% of the population at or above the poverty level, also based on the 2013 estimates from the American Community Survey.  The Federal Housing Finance Agency (“FHFA”) price index for Kansas and Missouri has not experienced significant fluctuations during the past 10 years, unlike other market areas of the United States, which indicates relative stability in property values in our local market areas.

Total assets were $9.12 billion at March 31, 2014 compared to $9.19 billion at September 30, 2013.  The $71.0 million decrease was due primarily to a $172.1 million decrease in the securities portfolio, partially offset by a $95.0 million increase in the loan portfolio.  Loan growth during the current year six month period was primarily funded with cash flows from the securities portfolio.  During the current year six month period, the Bank originated and refinanced $256.8 million of loans with a weighted average rate of 3.93%, purchased $219.4 million of loans from correspondent lenders with a weighted average rate of 3.73%, and participated in $19.4 million of commercial real estate loans with a weighted average rate of 4.25%.

Loans 30 to 89 days delinquent decreased $5.4 million, or 19.7%, from $27.6 million at September 30, 2013 to $22.1 million at March 31, 2014.  Of the $22.1 million of 30 to 89 day delinquent loans at March 31, 2014, 77% were 59 days or less delinquent.  The ratio of loans 30 to 89 days delinquent to total loans receivable, net, decreased nine basis points, from 0.46% at September 30, 2013, to 0.37% at March 31, 2014.  Non-performing loans increased $2.3 million, or 8.5%, from $26.4 million at September 30, 2013 to $28.7 million at March 31, 2014.  Of the $28.7 million of non-performing loans at March 31, 2014, $8.1 million are less than 90 days delinquent but are required to be reported as nonaccrual pursuant to OCC reporting requirements.  The ratio of non-performing loans to total loans receivable, net, increased three basis points, from 0.44% at September 30, 2013, to 0.47% at March 31, 2014.

Total liabilities were $7.59 billion at March 31, 2014 compared to $7.55 billion at September 30, 2013.  The $31.1 million increase was due primarily to an $82.3 million increase in deposits, partially offset by a $46.4 million decrease in FHLB borrowings.  The increase in deposits was comprised of a $60.2 million increase in the checking portfolio, a $15.2 million increase in the savings portfolio, and an $11.2 million increase in the money market portfolio, partially offset by a $4.3 million decrease in the certificate of deposit portfolio.

Stockholders’ equity was $1.53 billion at March 31, 2014 compared to $1.63 billion at September 30, 2013.  The $102.1 million decrease was due primarily to the payment of $82.8 million in dividends and the repurchase of $57.2 million of stock, partially offset by net income of $37.5 million.  During the current six month period, the Company repurchased 4,770,075 shares of common stock.

Net income for the quarter ended March 31, 2014 was $19.7 million, compared to $17.7 million for the quarter ended March 31, 2013.  The $2.0 million, or 11.1%, increase in net income was largely due to a $1.4 million increase in net interest income and $1.4 million decrease in non-interest expense, partially offset by a $446 thousand increase in income tax expense.  The net interest margin increased 10 basis points, from 1.97% for the prior year quarter to 2.07% for the current quarter.  The Company’s efficiency ratio was 42.42% for the current quarter compared to 46.19% for the prior year quarter.

Net income for the six months ended March 31, 2014 was $37.5 million, compared to $35.3 million for the six months March 31, 2013.  The $2.2 million, or 6.3%, increase in net income was largely due to a $3.3 million decrease in non-interest expense, partially offset by a $485 thousand decrease in non-interest income and $442 thousand increase in provision for credit losses.  The net interest margin increased three basis points, from 1.99% for the prior year six month period to 2.02% for the current year six month period.  The Company’s efficiency ratio was 44.09% for the current year six month period compared to 47.17% for the prior year six month period.

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

Critical Accounting Policies

Our most critical accounting policies are the methodologies used to determine the ACL and fair value measurements.    These policies are important to the presentation of our financial condition and results of operations, involve a high degree of complexity, and require management to make difficult and subjective judgments that may require assumptions or estimates about highly uncertain matters.  The use of different judgments, assumptions, and estimates could cause reported results to differ materially.    These critical accounting policies and their application are reviewed at least annually by the audit committee of our Board of Directors.    For a full discussion of our critical accounting policies, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Financial Condition

The following table presents selected balance sheet information as of the dates presented.

	March 31,	December 31,	September 30,	June 30,	March 31,
	2014	2013	2013	2013	2013
	(Dollars in thousands)
Total assets	$9,115,417	$9,111,054	$9,186,449	$9,239,764	$9,393,718
Cash and cash equivalents	114,835	88,665	113,886	131,287	48,574
AFS securities	895,623	993,593	1,069,967	1,167,043	1,245,443
HTM securities	1,720,283	1,668,484	1,718,023	1,819,895	1,953,779
Loans receivable, net	6,053,897	6,024,589	5,958,868	5,792,620	5,715,273
Capital stock of FHLB	125,829	129,095	128,530	134,222	130,680
Deposits	4,693,762	4,620,908	4,611,446	4,628,436	4,693,573
FHLB borrowings	2,467,169	2,515,618	2,513,538	2,611,480	2,634,465
Repurchase agreements	320,000	320,000	320,000	290,000	315,000
Stockholders’ equity	1,530,005	1,569,463	1,632,126	1,624,502	1,643,007
Equity to total assets at end of period	16.8%	17.2%	17.8%	17.6%	17.5%

Loans Receivable.    The loans receivable portfolio, net, increased $95.0 million, or 1.6%, to $6.05 billion at March 31, 2014, from $5.96 billion at September 30, 2013.  Loan growth during the current six month period was primarily funded with cash flows from the securities portfolio.

Our portfolio of correspondent purchased loans increased $173.4 million, or 16.6%, from September 30, 2013 to $1.22 billion at March 31, 2014, of which $873.9 million are serviced by the Bank and $343.6 million are serviced by our mortgage sub-servicer.  The mortgage sub-servicer has experience servicing loans in the market areas in which we purchase loans and services the loans according to the Bank’s servicing standards, which is intended to allow the Bank greater control over servicing and help maintain a standard of loan performance.   As of March 31, 2014, the Bank had 27 active correspondent lending relationships operating in 24 states.

Included in the loan portfolio at March 31, 2014 were $103.7 million, or 1.7% of the total loan portfolio, of adjustable-rate mortgage (“ARM”) loans that were originated as interest-only.  Of these interest-only loans, $87.7 million were purchased in bulk loan packages from nationwide lenders, primarily during fiscal year 2005.  Interest-only ARM loans do not typically require principal payments during their initial term, and have initial interest-only terms of either 5 or 10 years.  The $87.7 million of bulk purchased interest-only ARM loans held as of March 31, 2014, had a weighted average credit score of 726 and a weighted average LTV ratio of 71% at March 31, 2014.  At March 31, 2014, $56.3 million, or 54%, of the interest-only loans were still in their interest-only payment term and $4.3 million, or 15% of non-performing loans, were interest-only ARMs.

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

The following table presents information related to the composition of our loan portfolio at the dates presented.  Within the one- to four-family loan portfolio at March 31, 2014, 68% of the loans had a balance at origination of less than $417 thousand.

	March 31, 2014		September 30, 2013
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Real estate loans:
One- to four-family	$5,840,337	3.75%	$5,743,047	3.77%
Multi-family and commercial	47,505	4.83	50,358	5.22
Construction	94,286	3.79	77,743	3.63
Total real estate loans	5,982,128	3.75	5,871,148	3.78

Consumer loans:
Home equity	130,321	5.22	135,028	5.26
Other	4,991	4.29	5,623	4.41
Total consumer loans	135,312	5.18	140,651	5.23

Total loans receivable	6,117,440	3.79	6,011,799	3.82

Less:
Undisbursed loan funds	55,505		42,807
ACL	8,967		8,822
Discounts/unearned loan fees	23,653		23,057
Premiums/deferred costs	(24,582)		(21,755)
Total loans receivable, net	$6,053,897		$5,958,868

The following table presents, for our portfolio of one- to four-family loans, the balance, percentage of total, weighted average credit score, weighted average LTV ratio, and the average balance per loan at the dates presented.  Credit scores are updated at least semiannually, with the last update in March 2014, from a nationally recognized consumer rating agency.  The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal.  In most cases, the most recent appraisal was obtained at the time of origination.

	March 31, 2014					September 30, 2013
		% of	Credit		Average		% of	Credit		Average
	Balance	Total	Score	LTV	Balance	Balance	Total	Score	LTV	Balance
	(Dollars in thousands)
Originated	$4,017,833	68.8%	765	64%	$127	$4,054,436	70.6%	763	65%	$127
Correspondent purchased	1,217,524	20.8	764	67	334	1,044,127	18.2	761	67	341
Bulk purchased	604,980	10.4	748	67	312	644,484	11.2	747	67	316
	$5,840,337	100.0%	763	65	157	$5,743,047	100.0%	761	65	155

The following table presents the annualized prepayment speeds of our one- to four-family loan portfolio for the monthly and quarterly periods ended March 31, 2014.  The balances represent the unpaid principal balance of one- to four-family loans, and the terms represent the contractual terms for our fixed-rate loans, and current terms to repricing for our adjustable-rate loans.  Loan refinances are considered a prepayment and are included in the prepayment speeds presented below.  The annualized prepayment speeds are presented with and without endorsements.

	March 31, 2014
		Monthly Prepayment		Quarterly Prepayment		Net Premiums/
		Speeds (annualized)		Speeds (annualized)		Deferred Costs
	Unpaid	Including	Excluding	Including	Excluding	& (Discounts/
Term	Principal	Endorsements	Endorsements	Endorsements	Endorsements	Unearned Loan Fees)
	(Dollars in thousands)
Fixed-rate one- to four-family:
15 years or less:
Originated	$902,259	7.5%	7.5%	7.8%	7.8%	$(2,909)
Correspondent purchased	247,622	7.9	7.9	5.8	5.8	3,030
Bulk purchased	14,260	25.5	25.5	40.8	40.8	92
	1,164,141	7.8	7.8	7.8	7.8	213
More than 15 years:
Originated	2,828,104	6.4	5.9	5.8	5.3	(13,348)
Correspondent purchased	722,147	3.1	3.1	3.3	3.3	8,055
Bulk purchased	33,567	11.4	11.4	10.9	10.9	1,279
	3,583,818	5.8	5.4	5.4	5.0	(4,014)
Total fixed-rate one- to four-
family loans:	4,747,959	6.3	6.0	6.0	5.7	(3,801)

Adjustable-rate one- to four-family:
36 months or less:
Originated	173,762	16.9	12.1	14.9	13.1	(281)
Correspondent purchased	62,014	37.2	12.8	23.9	14.5	522
Bulk purchased	559,919	9.4	9.4	9.0	9.0	2,313
	795,695	13.2	10.3	11.3	10.3	2,554
More than 36 months:
Originated	183,586	7.3	7.3	5.2	5.2	(590)
Correspondent purchased	187,999	5.0	5.0	6.3	6.3	2,877
Bulk purchased	411	0.7	0.7	1.0	1.0	6
	371,996	6.1	6.1	5.7	5.7	2,293
Total adjustable-rate one- to
four-family loans:	1,167,691	11.1	9.0	9.6	8.9	4,847

Total one-to four-family loans	$5,915,650	7.2	6.6	6.7	6.3	$1,046

The following tables summarize activity in the loan portfolio, along with weighted average rates where applicable, for the periods indicated, excluding changes in undisbursed loan funds, ACL, discounts/unearned loan fees, and premiums/deferred costs.  Loans that were paid-off as a result of refinances are included in repayments.  Purchased loans include purchases from correspondent and nationwide lenders.  Loan endorsements are not included in the activity in the following table because a new loan is not generated at the time of the endorsement.  During the three and six months ended March 31, 2014, the Bank endorsed $5.9 million and $13.8 million, respectively, of one-to four-family loans, reducing the average rate on those loans by 84 and 111 basis points, respectively.  The endorsed balance and rate are included in the ending loan portfolio balance and rate.

	For the Three Months Ended
	March 31, 2014		December 31, 2013		September 30, 2013		June 30, 2013
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$6,095,089	3.80%	$6,011,799	3.82%	$5,839,861	3.86%	$5,763,055	3.94%
Originated and refinanced:
Fixed	63,921	4.09	108,829	3.95	217,328	3.70	182,177	3.35
Adjustable	38,790	3.76	45,273	3.76	44,090	3.75	31,713	3.87
Purchased and participations:
Fixed	65,793	4.00	94,535	4.00	167,490	3.61	132,391	3.36
Adjustable	32,932	3.27	45,541	3.34	41,479	2.75	23,499	2.77
Repayments	(177,411)		(209,931)		(297,318)		(292,110)
Principal (charge-offs) recoveries, net	(112)		(418)		83		(33)
Other	(1,562)		(539)		(1,214)		(831)
Ending balance	$6,117,440	3.79	$6,095,089	3.80	$6,011,799	3.82	$5,839,861	3.86

	For the Six Months Ended
	March 31, 2014		March 31, 2013
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$6,011,799	3.82%	$5,649,156	4.15%
Originated and refinanced:
Fixed	172,750	4.01	389,701	3.26
Adjustable	84,063	3.76	62,640	3.71
Purchased and participations:
Fixed	160,328	4.00	208,097	3.32
Adjustable	78,473	3.31	40,579	2.67
Repayments	(387,342)		(581,197)
Principal (charge-offs), net	(530)		(1,261)
Other	(2,101)		(4,660)
Ending balance	$6,117,440	3.79	$5,763,055	3.94

The Bank’s pricing strategy for first mortgage loan products includes setting interest rates based on secondary market prices and local competitor pricing for our local lending markets, and secondary market prices and national competitor pricing for our correspondent lending markets.  During the six months ended March 31, 2014, the average rate offered on the Bank’s 30-year fixed-rate one- to four-family loans, with no points paid by the borrower, was approximately 160 basis points above the average 10-year Treasury rate, while the average rate offered on the Bank’s 15-year fixed-rate one- to four-family loans was approximately  70 basis points above the average 10-year Treasury rate.

The following tables present loan origination, refinance, and purchase activity for the periods indicated, excluding endorsement activity, along with associated weighted average rates and percent of total.  Loan originations, purchases, and refinances are reported together.  The fixed-rate one- to four-family loans less than or equal to 15 years have an original maturity at origination of less than or equal to 15 years, while fixed-rate one- to four-family loans greater than 15 years have an original maturity at origination of greater than 15 years.  The adjustable-rate one- to four-family loans less than or equal to 36 months have a term to first reset of less than or equal to 36 months at origination and adjustable-rate one- to four-family loans greater than 36 months have a term to first reset of greater than 36 months at origination.  Of the $84.0 million of one- to four-family loan originations and refinances during the current quarter, 69% had loan values of $417 thousand or less.  Of the $96.1 million of one- to four-family correspondent loans purchased during the current quarter, 45% had loan values of $417 thousand or less.

	For the Three Months Ended
	March 31, 2014			March 31, 2013
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-rate:	(Dollars in thousands)
One- to four-family:
<= 15 years	$35,695	3.39%	17.7%	$105,724	2.75%	31.0%
> 15 years	89,806	4.28	44.6	192,169	3.49	56.4
Multi-family and commercial real estate	3,600	4.13	1.8	497	5.75	0.1
Home equity	444	6.17	0.2	542	6.16	0.1
Other	169	9.10	0.1	230	9.17	0.1
Total fixed-rate	129,714	4.04	64.4	299,162	3.24	87.7

Adjustable-rate:
One- to four-family:
<= 36 months	1,480	2.78	0.7	669	2.20	0.2
> 36 months	53,190	3.20	26.4	26,316	2.65	7.7
Multi-family and commercial real estate	2,595	4.75	1.3	--	--	--
Home equity	13,999	4.66	7.0	14,509	4.67	4.3
Other	458	3.26	0.2	327	3.36	0.1
Total adjustable-rate	71,722	3.54	35.6	41,821	3.35	12.3

Total originated, refinanced and purchased	$201,436	3.86	100.0%	$340,983	3.25	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$65,793	4.00		$119,334	3.22

Adjustable-rate:
Correspondent - one- to four-family	30,337	3.14		19,145	2.64
Participations - commercial real estate	2,595	4.75		--	--
Total adjustable-rate purchased/participations	32,932	3.27		19,145	2.64

Total purchased/participation loans	$98,725	3.75		$138,479	3.14

	For the Six Months Ended
	March 31, 2014			March 31, 2013
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-Rate:	(Dollars in thousands)
One- to four-family:
<= 15 years	$87,098	3.35%	17.6%	$218,063	2.80%	31.1%
> 15 years	235,865	4.22	47.6	373,910	3.52	53.3
Multi-family and commercial real estate	8,600	4.05	1.7	4,347	5.09	0.6
Home equity	1,177	6.10	0.2	998	6.07	0.1
Other	338	10.09	0.1	480	8.56	0.1
Total fixed-rate	333,078	4.00	67.2	597,798	3.28	85.2

Adjustable-Rate:
One- to four-family:
<= 36 months	3,510	2.77	0.7	2,738	2.24	0.4
> 36 months	111,162	3.14	22.4	68,455	2.68	9.8
Multi-family and commercial real estate	14,358	4.34	2.9	--	--	--
Home equity	32,738	4.65	6.6	31,275	4.76	4.5
Other	768	3.11	0.2	751	3.09	0.1
Total adjustable-rate	162,536	3.54	32.8	103,219	3.30	14.8

Total originated, refinanced and purchased	$495,614	3.85	100.0%	$701,017	3.28	100.0%

Purchased and participation loans included above:
Fixed-Rate:
Correspondent - one- to four-family	$155,328	4.00		$204,247	3.28
Participations - commercial real estate	5,000	4.00		3,850	5.00
Total fixed-rate purchased/participations	160,328	4.00		208,097	3.32

Adjustable-Rate:
Correspondent - one- to four-family	64,115	3.08		40,579	2.67
Participations - commercial real estate	14,358	4.34		--	--
Total adjustable-rate purchased/participations	78,473	3.31		40,579	2.67

Total purchased/participation loans	$238,801	3.77		$248,676	3.21

The following tables present originated, refinanced, and correspondent purchased activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average LTVs and weighted average credit scores for the periods indicated.

	For the Three Months Ended
	March 31, 2014			March 31, 2013
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$70,125	77%	762	$101,576	75%	759
Refinanced by Bank customers	13,916	67	763	84,823	67	762
Correspondent purchased	96,130	74	762	138,479	70	766
	$180,171	75	762	$324,878	71	763

	For the Six Months Ended
	March 31, 2014			March 31, 2013
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$185,631	77%	766	$224,092	75%	764
Refinanced by Bank customers	32,561	69	761	194,248	67	767
Correspondent purchased	219,443	74	761	244,826	69	767
	$437,635	75	763	$663,166	71	766

The following table presents the amount, percentage of total, and weighted average rate, by state, for one- to four-family loan originations and correspondent purchases where originations and purchases in the state exceeded $1.5 million during the six months ended March 31, 2014.

	For the Three Months Ended			For the Six Months Ended
	March 31, 2014			March 31, 2014
State	Amount	% of Total	Rate	Amount	% of Total	Rate
	(Dollars in thousands)
Kansas	$85,596	47.5%	3.81%	$218,510	49.9%	3.78%
Missouri	56,261	31.2	3.79	131,620	30.1	3.77
Texas	13,154	7.3	3.70	27,493	6.3	3.77
Tennessee	5,362	3.0	3.91	16,113	3.7	3.77
Alabama	7,206	4.0	3.72	15,268	3.5	3.48
Oklahoma	3,501	1.9	3.95	9,498	2.2	4.05
North Carolina	1,747	1.0	2.93	5,092	1.1	3.28
Other states	7,344	4.1	3.44	14,041	3.2	3.64
	$180,171	100.0%	3.77	$437,635	100.0%	3.76

The following table summarizes our one- to four-family loan origination, refinance, and correspondent purchase commitments as of March 31, 2014, along with associated weighted average rates.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a rate lock fee.  A percentage of the commitments are expected to expire unfunded, so the amounts reflected in the table below are not necessarily indicative of future cash requirements.

	Fixed-Rate
	15 years	More than	Adjustable-	Total
	or less	15 years	Rate	Amount	Rate
	(Dollars in thousands)
Originate:
< 4.00%	$8,082	$5,121	$19,209	$32,412	3.35%
>= 4.00%	96	29,268	--	29,364	4.42
	8,178	34,389	19,209	61,776	3.86

Correspondent:
< 4.00%	19,521	1,776	52,455	73,752	3.31
>= 4.00%	--	83,738	--	83,738	4.32
	19,521	85,514	52,455	157,490	3.85

Total:
< 4.00%	27,603	6,897	71,664	106,164	3.32
>= 4.00%	96	113,006	--	113,102	4.35
	$27,699	$119,903	$71,664	$219,266	3.85
Rate	3.43%	4.31%	3.22%

Asset Quality – Loans and OREO

The Bank’s traditional underwriting guidelines have provided the Bank with generally low delinquencies and low levels of non-performing assets compared to national levels.  Of particular importance is the complete and full documentation required for each loan the Bank originates and purchases.  Loans are underwritten according to the “ability to repay” and “qualified mortgage” standards, as issued by the Consumer Financial Protection Bureau, with total debt to income ratios not exceeding 43% of the borrower’s verified income.  This allows the Bank to make an informed credit decision based upon a thorough assessment of the borrower’s ability to repay the loan.  See additional discussion regarding underwriting standards in “Lending Practices and Underwriting Standards” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.  In the following asset quality discussion, unless otherwise noted, correspondent purchased loans are included with originated loans and bulk purchased loans are reported as purchased loans.

For one- to four-family originated and correspondent loans and home equity loans, when a borrower fails to make a loan payment 15 days after the due date, a late charge is assessed and a notice is mailed.  Collection personnel review all delinquent loan balances more than 16 days past due.  Attempts to contact the borrower occur by personal letter and, if no response is received, by telephone, with the purpose of establishing repayment arrangements for the borrower to bring the loan current.  Repayment arrangements must be approved by a designated bank employee.  Beginning at approximately the 31st day of delinquency and again at approximately the 50th day of delinquency, information notices are mailed to the borrowers to inform them of the availability of payment assistance programs.  The borrowers are encouraged to contact the Bank to initiate the process of reviewing such opportunities.  Once a loan becomes 90 days delinquent, assuming a loss mitigation solution is not actively in process, a demand letter is issued requiring the loan to be brought current or foreclosure procedures will be implemented.  Generally, when a loan becomes 120 days delinquent, and an acceptable repayment plan or loss mitigation solution has not been established, the loan is forwarded to legal counsel to initiate foreclosure.  We also monitor whether mortgagors who filed for bankruptcy are meeting their obligation to pay the mortgage debt in accordance with the terms of the bankruptcy petition.

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

Delinquent and non-performing loans and OREO

The following tables present the Company’s 30 to 89 day delinquent loans, non-performing loans, and OREO at the dates indicated.  Of the loans 30 to 89 days delinquent at March 31, 2014, 77% were 59 days or less delinquent.   Non-performing loans are loans that are 90 or more days delinquent or in foreclosure or nonaccrual loans less than 90 days delinquent and that are required to be reported as nonaccrual pursuant to OCC reporting requirements, even if the loans are current.  The balance of loans that are current or 30 to 89 days delinquent but are required by OCC reporting requirements to be reported as nonaccrual was $8.1 million at March 31, 2014.  At all dates presented, there were no loans 90 or more days delinquent that were still accruing interest.  OREO primarily includes assets acquired in settlement of loans.  Over the past 12 months, OREO properties were owned by the Bank, on average, for approximately four months before the properties were sold.  Non-performing assets include non-performing loans and OREO.

	Loans Delinquent for 30 to 89 Days at:
	March 31,		December 31,		September 30,		June 30,		March 31,
	2014		2013		2013		2013		2013
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	119	$13,139	178	$16,956	164	$18,225	137	$12,838	124	$13,718
Correspondent purchased	5	998	4	2,243	5	709	4	704	5	1,054
Bulk purchased	33	7,272	37	7,858	37	7,733	28	6,012	42	9,190
Consumer Loans:
Home equity	35	665	41	721	45	848	40	869	40	719
Other	14	52	17	100	13	35	13	158	14	104
	206	$22,126	277	$27,878	264	$27,550	222	$20,581	225	$24,785
30 to 89 days delinquent loans
to total loans receivable, net		0.37%		0.46%		0.46%		0.36%		0.43%

	Non-Performing Loans and OREO at:
	March 31,		December 31,		September 30,		June 30,		March 31,
	2014		2013		2013		2013		2013
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	95	$9,508	110	$9,931	101	$8,579	91	$8,017	85	$7,687
Correspondent purchased	2	443	5	635	5	812	4	609	4	642
Bulk purchased	33	10,301	33	10,134	34	9,608	37	9,535	40	9,408
Consumer loans:
Home equity	23	305	29	477	29	485	21	295	22	393
Other	4	8	8	11	4	5	7	23	5	26
	157	20,565	185	21,188	173	19,489	160	18,479	156	18,156
Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	66	7,111	65	6,057	57	5,833	62	7,578	61	6,893
Correspondent purchased	1	478	--	--	2	740	--	--	1	433
Bulk purchased	4	472	3	392	2	280	2	168	4	711
Consumer loans:
Home equity	4	74	6	78	6	101	8	174	7	150
	75	8,135	74	6,527	67	6,954	72	7,920	73	8,187
Total non-performing loans	232	28,700	259	27,715	240	26,443	232	26,399	229	26,343

Non-performing loans as a percentage of total loans(2)		0.47%		0.46%		0.44%		0.46%		0.46%

OREO:
One- to four-family:
Originated(3)	26	$1,548	22	$1,531	28	$2,074	34	$3,283	51	$4,219
Correspondent purchased	4	403	1	110	2	71	3	269	2	173
Bulk purchased	4	398	6	647	4	380	4	581	5	830
Consumer loans:
Home equity	1	18	2	57	2	57	3	66	4	60
Other(4)	1	1,300	1	1,300	1	1,300	1	1,300	1	1,400
	36	3,667	32	3,645	37	3,882	45	5,499	63	6,682
Total non-performing assets	268	$32,367	291	$31,360	277	$30,325	277	$31,898	292	$33,025

Non-performing assets as a percentage of total assets		0.36%		0.34%		0.33%		0.35%		0.35%

(1)

Represents loans required to be reported as nonaccrual pursuant to OCC reporting requirements, even if the loans are current.  At March 31, 2014,  December 31, 2013, September 30, 2013, June 30, 2013 and March 31, 2013, this amount was comprised of $881 thousand,  $1.1 million,  $1.1 million,  $1.1 million, and $975 thousand,  respectively, of loans that were 30 to 89 days delinquent and are reported as such, and $7.3 million, $5.4 million, $5.9 million, $6.8 million, and $7.2  million, respectively, of loans that were current.

(2)

Excluding loans required to be reported as nonaccrual pursuant to OCC reporting requirements, even if the loans are current, non-performing loans as a percentage of total loans were 0.34%, 0.35%,  0.33%,  0.32%, and 0.32% at March 31, 2014,  December 31, 2013, September 30, 2013, June 30, 2013 and March 31, 2013, respectively.

(3)	Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.
(4)	Other represents a single property the Bank purchased for a potential branch site but now intends to sell.

The balance of loans 90 or more days delinquent or in foreclosure was $20.6 million at March 31, 2014, an increase of $1.1 million from September 30, 2013.  The majority of the increase was in the originated one- to four-family loan portfolio, of which 73% of the loans were originated in calendar year 2007 or earlier.  Of the $10.3 million of bulk  purchased one- to four-family loans 90 or more days delinquent or in foreclosure as of March 31, 2014, 97% were originated in calendar year 2004 or 2005.  Once a one- to four-family loan is generally 180 days delinquent and/or enters foreclosure, a new collateral value is obtained through an appraisal, less estimated selling costs and anticipated private mortgage insurance (“PMI”) receipts.  Any loss amounts as a result of this review are charged-off.  At March 31, 2014, $16.1 million, or 79%, of the one-to four-family loans 90 or more days delinquent or in foreclosure had been individually evaluated for loss and any losses were charged-off.

The following table presents the top 14 states where the properties securing our one- to four-family loans are located and their corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at March 31, 2014.    The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available.    At March 31, 2014, potential losses, after taking into consideration anticipated PMI proceeds and the costs to sell the property, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent or
	One- to Four-Family		Days Delinquent		in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,739,134	64.0%	$9,375	43.8%	$9,858	48.7%	74%
Missouri	1,084,360	18.6	4,316	20.1	1,501	7.4	77
California	305,312	5.2	--	--	--	--	n/a
Texas	157,778	2.7	1,615	7.5	518	2.5	58
Tennessee	78,749	1.3	210	1.0	--	--	n/a
Oklahoma	69,235	1.2	27	0.1	524	2.6	58
Alabama	68,543	1.2	--	--	--	--	n/a
Illinois	36,195	0.6	769	3.6	1,268	6.3	67
Nebraska	32,231	0.6	1,221	5.7	209	1.0	70
North Carolina	30,208	0.5	--	--	--	--	n/a
Minnesota	20,712	0.4	472	2.2	--	--	n/a
Colorado	19,634	0.3	252	1.2	--	--	n/a
New York	17,988	0.3	484	2.3	906	4.5	86
Florida	17,609	0.3	--	--	1,458	7.2	73
Other states	162,649	2.8	2,668	12.5	4,010	19.8	72
	$5,840,337	100.0%	$21,409	100.0%	$20,252	100.0%	73

Troubled Debt Restructurings

At March 31, 2014 and September 30, 2013, the Bank had TDRs with a balance of $41.4 million and $49.5 million, respectively.  Of the $41.4 million of TDRs at March 31, 2014, $31.3 million were originated loans, $8.3 million were bulk purchased loans, and $1.8 million were correspondent purchased loans.  Additionally, of the $41.4 million of TDRs at March 31, 2014, $3.0 million were 30 to 89 days delinquent and $6.9 million were 90 or more days delinquent or in foreclosure.  See “Note 4 – Loans Receivable and Allowance for Credit Losses” for additional information regarding our TDRs.

The following table presents TDR activity, at recorded investment, during the six months ended March 31, 2014.  The recorded investment in loans is defined as the unpaid principal balance of a loan (net of unadvanced funds related to loans in process), less charge-offs and inclusive of unearned loan fees and deferred costs.  Excluded from the restructuring activity in the table below is $870 thousand of loans that were restructured during the current fiscal year, as well as in a prior fiscal year, and are therefore already presented in the beginning balance.  Of the $870 thousand of loans, $424 thousand related to borrowers that endorsed during the current fiscal year in order to obtain a lower market interest rate.  Additionally, $183 thousand of loans were restructured more than once during the current fiscal year.

	Concession
	Granted	Loan
	by the	Endorsement
	Bank	Program	Total
	(Dollars in thousands)
Beginning balance	$35,187	$14,245	$49,432
Restructurings	5,904	506	6,410
Chapter 7 TDRs	889	--	889
TDRs no longer reported as such(1)	(4,104)	(7,585)	(11,689)
Transfers to OREO	(567)	--	(567)
Principal repayments/payoffs	(2,120)	(954)	(3,074)
Charge-offs, net	(12)	--	(12)
Ending balance	$35,177	$6,212	$41,389

(1)	These loans have met certain criteria and are no longer required to be reported as TDRs.

The following table presents the recorded investment in TDRs as of March 31, 2014 by asset classification.

	Concession
	Granted	Loan
	by the	Endorsement
	Bank	Program	Total
	(Dollars in thousands)
Not classified(1)	$2,929	$--	$2,929
Special mention	2,615	5,583	8,198
Substandard	29,633	629	30,262
	$35,177	$6,212	$41,389

(1)

These loans have been discharged under Chapter 7 bankruptcy but the borrower has made 12 consecutive monthly payments subsequent to their discharge date and therefore the loans are no longer classified per the Bank’s asset classification policies.

Impaired Loans

The unpaid principal balance of loans reported as impaired at March 31, 2014 and September 30, 2013 was $61.7 million and $69.4 million, respectively.  See “Note 4 – Loans Receivable and Allowance for Credit Losses” for additional information regarding impaired loans.

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

The ACL is maintained through provisions for credit losses which are either charged to or credited to income.    The provision for credit losses is based upon the results of management’s quarterly assessment of the ACL.  During the six months ended March 31, 2014, the Company recorded a provision for credit losses of $675 thousand.  The $675 thousand provision for credit losses in the current year six month period takes into account net charge-offs of $530 thousand and loan growth.    For additional information regarding the provision for credit losses for the six months ended March 31, 2014, see “Comparison of Operating Results for the Six Months Ended March 31, 2014 and 2013.”

The following table presents the Company’s allocation of the ACL to each respective loan category at the dates presented.

	At				At
	March 31, 2014				September 30, 2013
		% of ACL		% of		% of ACL		% of
	Amount of	to Total	Total	Loans to	Amount of	to Total	Total	Loans to
	ACL	ACL	Loans	Total Loans	ACL	ACL	Loans	Total Loans
	(Dollars in thousands)
One- to four-family:
Originated	$6,699	74.7%	$5,235,357	85.6%	$5,748	65.2%	$5,098,563	84.8%
Purchased	1,817	20.3	604,980	9.9	2,486	28.2	644,484	10.7
Multi-family and commercial	123	1.4	47,505	0.8	172	1.9	50,358	0.8
Construction	58	0.6	94,286	1.5	36	0.4	77,743	1.3
Consumer:
Home equity	243	2.7	130,321	2.1	342	3.9	135,028	2.3
Other consumer	27	0.3	4,991	0.1	38	0.4	5,623	0.1
	$8,967	100.0%	$6,117,440	100.0%	$8,822	100.0%	$6,011,799	100.0%

The following tables present ACL activity and selected ACL ratios for the periods presented.  For additional information regarding our ACL activity during the current fiscal year, see “Note 4 – Loans Receivable and Allowance for Credit Losses.”

	For the Three Months Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(Dollars in thousands)
ACL beginning balance	$8,919	$8,822	$9,239	$10,072	$10,477
Charge-offs	(121)	(425)	(163)	(171)	(457)
Recoveries	9	7	246	138	52
Provision for credit losses	160	515	(500)	(800)	--
ACL ending balance	$8,967	$8,919	$8,822	$9,239	$10,072

ACL to loans receivable, net at end of period	0.15%	0.15%	0.15%	0.16%	0.18%
ACL to non-performing loans at end of period	31.24	32.18	33.36	35.00	38.23
Ratio of net charge-offs (recoveries) during the
period to average loans outstanding during the period	--	0.01	--	--	0.01
Ratio of net charge-offs (recoveries) during the
period to average non-performing assets	0.35	1.35	(0.27)	0.10	1.19

	For the Six Months Ended
	March 31, 2014		March 31, 2013
	(Dollars in thousands)
ACL beginning balance	$8,822		$11,100
Charge-offs	(546)		(1,323)
Recoveries	16		62
Provision for credit losses	675		233
ACL ending balance	$8,967		$10,072

Ratio of net charge-offs during the period to
average loans outstanding during the period	0.01%		0.02%
Ratio of net charge-offs during the period to
average non-performing assets during the period	1.69		3.46
ACL to net charge-offs (annualized)	8.5	x	4.0	x

Securities.    The following table presents the distribution of our MBS and investment securities portfolios, at amortized cost, at the dates indicated.  Overall, fixed-rate securities comprised 78% of these portfolios at March 31, 2014.  The weighted average life (“WAL”) is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied.  The increase in the WAL between September 30, 2013 and March 31, 2014 was due primarily to an increase in market interest rates between periods, which resulted in a decrease in projected call assumptions on GSE debentures and a decrease in realized prepayments on MBS.  Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	March 31, 2014			December 31, 2013			September 30, 2013
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Fixed-rate securities:
MBS	$1,423,363	2.41%	4.1	$1,384,297	2.46%	4.1	$1,427,648	2.44%	3.5
GSE debentures	579,853	1.04	3.5	658,834	1.03	3.3	709,118	1.04	2.8
Municipal bonds	36,830	2.55	2.0	36,304	2.68	1.9	35,587	3.02	1.5
Total fixed-rate securities	2,040,046	2.02	3.9	2,079,435	2.01	3.8	2,172,353	1.99	3.3

Adjustable-rate securities:
MBS	565,242	2.29	6.3	572,721	2.31	6.0	601,359	2.32	4.9
Trust preferred securities	2,538	1.49	23.2	2,579	1.50	23.5	2,594	1.51	23.7
Total adjustable-rate securities	567,780	2.28	6.4	575,300	2.31	6.1	603,953	2.31	4.9
Total securities portfolio	$2,607,826	2.08	4.4	$2,654,735	2.07	4.3	$2,776,306	2.06	3.7

Mortgage-Backed Securities.  The following tables provide a summary of the activity in our portfolio of MBS for the periods presented.    The balance of MBS, which primarily consists of securities of U.S. GSEs, decreased $42.6 million from $2.05 billion at September 30, 2013 to $2.01 billion at March 31, 2014.  Repayments from the MBS portfolio not reinvested in the portfolio were used, in part, to fund loan growth.  The weighted average yields and WALs for purchases are presented as recorded at the time of purchase.  The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yield for the ending balances are as of the last day of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented.  The decrease in the weighted average yield on the MBS portfolio from September 30, 2013 to March 31, 2014 was due primarily to purchases of MBS with yields less than the average yield on the existing portfolio.  The beginning and ending WAL is the estimated remaining maturity (in years) after three-month historical prepayment speeds have been applied.  The increase in the WAL between September 30, 2013 and March 31, 2014 was due primarily to an increase in market interest rates between periods, which resulted in a decrease in realized prepayments.

	For the Three Months Ended
	March 31, 2014			December 31, 2013			September 30, 2013			June 30, 2013
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,975,164	2.42%	4.7	$2,047,708	2.40%	3.9	$2,179,539	2.39%	3.6	$2,358,095	2.45%	3.6
Maturities and repayments	(92,609)			(95,864)			(149,555)			(171,699)
Net amortization of (premiums)/discounts	(1,271)			(1,397)			(1,688)			(2,049)
Purchases:
Fixed	103,730	1.74	3.9	25,272	1.72	3.7	--	--	--	--	--	--
Adjustable	21,737	1.92	5.2	--	--	--	22,246	1.80	5.1	--	--	--
Change in valuation on AFS securities	(1,613)			(555)			(2,834)			(4,808)
Ending balance - carrying value	$2,005,138	2.37	4.7	$1,975,164	2.42	4.7	$2,047,708	2.40	3.9	$2,179,539	2.39	3.6

	For the Six Months Ended
	March 31, 2014			March 31, 2013
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$2,047,708	2.40%	3.9	$2,332,942	2.78%	4.0
Maturities and repayments	(188,473)			(382,077)
Net amortization of (premiums)/discounts	(2,668)			(4,248)
Purchases:
Fixed	129,002	1.73	3.8	420,272	1.24	3.9
Adjustable	21,737	1.92	5.2	--	--	--
Change in valuation on AFS securities	(2,168)			(8,794)
Ending balance - carrying value	$2,005,138	2.37	4.7	$2,358,095	2.45	3.6

The following table presents the annualized prepayment speeds of our MBS portfolio for the monthly and quarterly periods ended March 31, 2014, along with associated net premium/(discount) information, weighted average rates for the portfolio, and weighted average remaining contractual terms (in years) for the portfolio.  The annualized prepayment speeds are based on actual prepayment activity.  Prepayments impact the amortization/accretion of premiums/discounts on our MBS portfolio.  As prepayments increase, the related premiums/discounts are amortized/accreted at a faster rate.  The amortization of premiums decreases interest income while the accretion of discounts increases interest income.  The Bank could experience an increase in the premium amortization should prepayment speeds increase significantly, potentially reducing future interest income.  The balances in the following table represent the amortized cost of MBS, and the terms represent the contractual terms for our fixed-rate MBS and current terms to repricing for our adjustable-rate MBS.

	March 31, 2014
		Prepayment		Net
	Amortized	Speed (annualized)		Premium/
Term	Cost	Monthly	Quarterly	(Discount)
	(Dollars in thousands)
Fixed-rate MBS:
15 years or less	$1,334,109	7.5%	8.0%	$17,969
More than 15 years	89,254	8.7	10.5	1,012
	1,423,363	7.5	8.2	18,981
Rate	3.63%
Remaining contractual term (years)	10.4

Adjustable-rate MBS:
36 months or less	$481,441	9.3	13.0	935
More than 36 months	83,801	13.1	11.1	1,661
	565,242	9.8	12.7	2,596
Rate	2.94%
Remaining contractual term (years)	23.8

Total MBS	$1,988,605	8.2	9.5	$21,577
Rate	3.43%
Remaining contractual term (years)	14.2

Investment Securities.  The following tables provide a summary of the activity of investment securities for the periods presented.  Investment securities, which consist of U.S. GSE debentures (primarily issued by FNMA, FHLMC, or FHLB) and municipal investments, decreased $129.5 million, from $740.3 million at September 30, 2013 to $610.8 million at March 31, 2014.  Cash flows not reinvested in the portfolio were used, in part, to fund loan growth.  The weighted average yields and WALs for purchases are presented as recorded at the time of purchase.  The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented.  The beginning and ending WALs represent the estimated remaining maturity (in years) of the securities after projected call dates have been considered, based upon market rates at each date presented.  The increase in the WAL between September 30, 2013 and March 31, 2014 was due primarily to an increase in market rates between periods, which resulted in a decrease in projected call assumptions.  Of the $129.8 million of fixed-rate investment securities purchased during the six months ended March 31, 2014, $123.2 million are callable.

	For the Three Months Ended
	March 31, 2014			December 31, 2013			September 30, 2013			June 30, 2013
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$686,913	1.11%	3.3	$740,282	1.14%	2.9	$807,399	1.14%	3.2	$841,127	1.14%	2.3
Maturities and calls	(177,805)			(79,860)			(69,838)			(50,864)
Net amortization of (premiums)/discounts	(84)			(114)			(117)			(76)
Purchases:
Fixed	99,393	0.91	2.0	30,392	1.29	4.4	--	--	--	29,310	1.48	4.8
Change in valuation of AFS securities	2,351			(3,787)			2,838			(12,098)
Ending balance - carrying value	$610,768	1.13	3.5	$686,913	1.11	3.3	$740,282	1.14	2.9	$807,399	1.14	3.2

	For the Six Months Ended
	March 31, 2014			March 31, 2013
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$740,282	1.14%	2.9	$961,849	1.23%	1.0
Maturities and calls	(257,665)			(498,332)
Net amortization of (premiums)/discounts	(198)			(267)
Purchases:
Fixed	129,785	1.00	2.6	379,416	0.96	1.9
Change in valuation of AFS securities	(1,436)			(1,539)
Ending balance - carrying value	$610,768	1.13	3.5	$841,127	1.14	2.3

Liabilities.    Total liabilities were $7.59 billion at March 31, 2014 compared to $7.55 billion at September 30, 2013.  The $31.1 million increase was due primarily to an $82.3 million increase in deposits, partially offset by a $46.4 million decrease in FHLB borrowings.

Deposits –  Deposits were $4.69 billion at March 31, 2014 compared to $4.61 billion at September 30, 2013.  The $82.3 million increase was comprised of a $60.2 million increase in the checking portfolio, a $15.2 million increase in the savings portfolio, and an $11.2 million increase in the money market portfolio, partially offset by a $4.3 million decrease in the certificate of deposit portfolio.  If interest rates were to rise, it is possible that our customers may move the funds from their checking, savings and money market accounts to higher yielding deposit products within the Bank or withdraw their funds to invest in higher yielding investments outside of the Bank.

The following table presents the amount, weighted average rate, and percentage of total deposits for checking, savings, money market, retail certificates of deposit, and public units/brokered deposits at the dates presented.

	March 31, 2014			December 31, 2013			September 30, 2013
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Noninterest-bearing checking	$168,276	--%	3.5%	$155,446	--%	3.3%	$150,171	--%	3.2%
Interest-bearing checking	547,872	0.05	11.7	525,363	0.05	11.4	505,762	0.05	11.0
Savings	298,324	0.10	6.4	285,906	0.10	6.2	283,169	0.13	6.1
Money market	1,139,836	0.23	24.3	1,149,229	0.23	24.9	1,128,604	0.23	24.5
Retail certificates of deposit	2,240,792	1.23	47.7	2,203,775	1.24	47.7	2,242,909	1.27	48.7
Public units/brokered deposits	298,662	0.80	6.4	301,189	0.79	6.5	300,831	0.80	6.5
	$4,693,762	0.71	100.0%	$4,620,908	0.71	100.0%	$4,611,446	0.74	100.0%

At March 31, 2014 and September 30, 2013,  brokered deposits totaled $63.7 million.  The $63.7 million of brokered deposits at March 31, 2014 had a weighted average rate of 2.78% and a weighted average remaining term to maturity of nine months.  The Bank monitors the cost of brokered deposits and considers them as a potential source of funding, provided that investment opportunities are balanced with the funding cost.  At March 31, 2014,  public unit deposits totaled $235.0 million compared to $237.1 million at September 30, 2013, and had a weighted average rate of 0.26% and a weighted average remaining term to maturity of eight months.  Management will continue to monitor the wholesale deposit market for attractive opportunities relative to the use of proceeds for investments.

The following tables set forth scheduled maturity information for our certificates of deposit, along with associated weighted average rates, at March 31, 2014.

	Amount Due
		More than	More than
	1 year	1 year to	2 years to	More than	Total
Rate range	or less	2 years	3 years	3 years	Amount	Rate
	(Dollars in thousands)
0.00 – 0.99%	$841,603	$204,367	$64,570	$27,217	$1,137,757	0.46%
1.00 – 1.99%	220,407	184,985	245,123	314,285	964,800	1.40
2.00 – 2.99%	205,617	181,766	16,255	1,722	405,360	2.52
3.00 – 3.99%	13,246	17,287	257	268	31,058	3.06
4.00 – 4.99%	222	257	--	--	479	4.40
	$1,281,095	$588,662	$326,205	$343,492	$2,539,454	1.18

Percent of total	50.5%	23.2%	12.8%	13.5%
Weighted average rate	0.93	1.47	1.41	1.36
Weighted average maturity (in years)	0.5	1.4	2.4	3.7	1.4
Weighted average maturity for the retail certificate of deposit portfolio (in years)					1.5

	Maturity
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)
Retail certificates of deposit less than $100,000	$180,885	$234,492	$340,176	$778,824	$1,534,377
Retail certificates of deposit of $100,000 or more	57,586	122,275	138,007	388,547	706,415
Public units/brokered deposits less than $100,000	21,805	--	--	41,852	63,657
Public units of $100,000 or more	80,010	54,619	51,240	49,136	235,005
Total certificates of deposit	$340,286	$411,386	$529,423	$1,258,359	$2,539,454

Borrowings  – The following tables present FHLB advance activity, at par, and repurchase agreement activity for the periods shown.  Line of credit activity is excluded from the following table due to the short-term nature of the borrowings.  The weighted average effective rate includes the net impact of the amortization of deferred prepayment penalties resulting from the prepayment of certain FHLB advances and deferred gains related to interest rate swaps previously terminated.  Rates on new borrowings are fixed-rate.  The weighted average maturity (“WAM”) is the remaining weighted average contractual term in years.  The beginning and ending WAMs represent the remaining maturity at each date presented.  For new borrowings, the WAMs presented are as of the date of issue.

	For the Three Months Ended
	March 31, 2014			December 31, 2013			September 30, 2013			June 30, 2013
		Effective			Effective			Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning principal balance	$2,845,000	2.71%	2.7	$2,845,000	2.75%	2.6	$2,815,000	2.80%	2.7	$2,965,000	2.92%	2.5
Maturities and prepayments:
FHLB advances	(200,000)	5.01		(150,000)	3.16		--	--		(225,000)	3.86
Repurchase agreements	--	--		--	--		(70,000)	4.23		(25,000)	3.33
New borrowings:
FHLB advances	150,000	2.59	7.0	150,000	2.32	6.0	--	--	--	100,000	1.61	7.0
Repurchase agreements	--	--	--	--	--	--	100,000	2.53	7.0	--	--	--
Ending principal balance	$2,795,000	2.54	2.9	$2,845,000	2.71	2.7	$2,845,000	2.75	2.6	$2,815,000	2.80	2.7

	For the Six Months Ended
	March 31, 2014			March 31, 2013
		Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning principal balance	$2,845,000	2.75%	2.6	$2,915,000	3.13%	2.7
Maturities and prepayments:
FHLB advances	(350,000)	4.22		(100,000)	4.85
Repurchase agreements	--	--		(50,000)	3.48
New borrowings:
FHLB advances	300,000	2.46	6.5	200,000	1.04	5.0
Ending principal balance	$2,795,000	2.54	2.9	$2,965,000	2.92	2.5

The following table presents the maturity of FHLB advances, at par, and repurchase agreements, along with associated weighted average contractual and weighted average effective rates as of March 31, 2014.  Management will continue to monitor the Bank’s investment opportunities and balance those opportunities with the cost of FHLB advances and other funding sources.

	FHLB	Repurchase
Maturity by	Advances	Agreements	Contractual	Effective
Fiscal Year	Amount	Amount	Rate	Rate(1)
	(Dollars in thousands)
2014	$100,000	$100,000	3.42%	3.50%
2015	600,000	20,000	1.73	1.96
2016	575,000	--	2.29	2.91
2017	500,000	--	2.69	2.72
2018	200,000	100,000	2.90	2.90
2019	100,000	--	1.29	1.29
2020	250,000	100,000	2.18	2.18
2021	150,000	--	2.59	2.59
	$2,475,000	$320,000	2.35	2.54

(1)

The effective rate includes the net impact of the amortization of deferred prepayment penalties resulting from the prepayment of certain FHLB advances and deferred gains related to terminated interest rate swaps.

Maturities – The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of borrowings and certificates of deposit, split between retail and public unit/brokered deposits, for the next four quarters as of March 31, 2014.

					Public Unit/
			Retail		Brokered
Maturity by	Borrowings	Repricing	Certificate	Repricing	Deposit	Repricing		Repricing
Quarter End	Amount	Rate	Amount	Rate	Amount	Rate	Total	Rate
	(Dollars in thousands)
June 30, 2014	$100,000	2.80%	$238,471	0.83%	$101,815	0.63%	$440,286	1.23%
September 30, 2014	100,000	4.20	356,767	1.06	54,619	0.27	511,386	1.59
December 31, 2014	250,000	0.84	246,226	1.06	32,909	0.29	529,135	0.91
March 31, 2015	250,000	2.46	231,957	1.16	18,331	0.27	500,288	1.78
	$700,000	2.18	$1,073,421	1.03	$207,674	0.45	$1,981,095	1.38

Stockholders’ Equity.  Stockholders’ equity was $1.53 billion at March 31, 2014 compared to $1.63 billion at September 30, 2013.  The $102.1 million decrease was due primarily to the payment of $82.8 million in dividends and the repurchase of $57.2 million of stock, partially offset by net income of $37.5 million.  Additionally, AOCI decreased $2.2 million from September 30, 2013 to March 31, 2014 due to a decrease in unrealized gains on AFS securities as a result of an increase in market yields.

The $82.8 million in dividends paid during the current year six month period consisted of a $0.25 per share, or $35.7 million, True Blue® Too dividend; an $0.18 per share, or $25.8 million, true-up dividend related to fiscal year 2013 earnings per the Company’s dividend policy; and two regular quarterly dividends of $0.075 per share each quarter, totaling $0.15 per share, or $21.3 million.  The $35.7 million True Blue® Too dividend was funded by a $36.0 million capital distribution from the Bank to the holding company in December 2013.  On April 16, 2014, the Company declared a regular quarterly cash dividend of $0.075 per share, or approximately $10.4 million, payable on May 16, 2014 to stockholders of record as of the close of business on May 2, 2014.  Dividend payments depend upon a number of factors including the Company’s financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank’s ability to make capital distributions to the Company, and the amount of cash at the holding company.  At March 31, 2014, Capitol Federal Financial, Inc., at the holding company level, had $139.8 million of cash and cash equivalents at the Bank.

The following table presents regular quarterly, true-up, and special dividends paid in calendar years 2014, 2013, and 2012.  The amounts represent dividends paid during each period.  For the quarter ending June 30, 2014, the amount presented does not represent the actual dividend payout, but rather management’s estimate of the dividend payout as of April 23, 2014, based on the number of shares outstanding on that date and the dividend declared on April 16, 2014 of $0.075 per share.

	Calendar Year
	2014	2013	2012
	(Dollars in thousands)
Quarter ended March 31
Total dividends paid	$10,513	$11,023	$12,145
Quarter ended June 30
Total dividends paid	10,399	10,796	11,883
Quarter ended September 30
Total dividends paid	--	10,703	11,402
Quarter ended December 31
Total dividends paid	--	10,754	11,223
True-up dividend
Total dividends paid	--	25,815	26,585
True Blue® dividends
Total dividends paid	--	35,710	76,494
Calendar year-to-date dividends paid	$20,912	$104,801	$149,732

In November 2012, the Company announced that its Board of Directors approved the repurchase of up to $175.0 million of the Company’s common stock.  The Company began repurchasing common stock under this plan during the second quarter of fiscal year 2013 and, as of March 31, 2014, had repurchased 8,596,719 shares at an average price of $11.93 per share, at a total cost of $102.6 million.  There were no shares repurchased subsequent to March 31, 2014 through April 28, 2014.  This plan, under which $72.4 million remained available as of April 28, 2014, has no expiration date.

Operating Results

The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2014	2013	2013	2013	2013
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$57,117	$56,948	$56,425	$56,627	$56,936
MBS	11,597	11,962	12,376	13,419	14,446
Investment securities	1,869	2,066	2,251	2,439	2,457
Other interest and dividend income	1,274	1,258	1,171	1,190	1,141
Total interest and dividend income	71,857	72,234	72,223	73,675	74,980

Interest expense:
FHLB borrowings	15,311	16,863	16,902	17,377	17,909
Deposits	8,076	8,323	8,614	9,009	9,344
Repurchase agreements	2,743	2,803	2,901	2,885	3,407
Total interest expense	26,130	27,989	28,417	29,271	30,660

Net interest income	45,727	44,245	43,806	44,404	44,320

Provision for credit losses	160	515	(500)	(800)	--

Net interest income
(after provision for credit losses)	45,567	43,730	44,306	45,204	44,320

Non-interest income	5,727	5,500	5,756	5,821	5,944
Non-interest expense	21,828	22,787	25,387	23,602	23,217
Income tax expense	9,778	8,630	8,608	9,428	9,332
Net income	$19,688	$17,813	$16,067	$17,995	$17,715

Efficiency ratio	42.42%	45.81%	51.22%	46.99%	46.19%

Basic earnings per share	$0.14	$0.12	$0.11	$0.13	$0.12
Diluted earnings per share	0.14	0.12	0.11	0.13	0.12

Comparison of Operating Results for the Six Months Ended March 31, 2014 and 2013

For the six month period ended March 31, 2014, the Company recognized net income of $37.5 million, compared to net income of $35.3 million for the six month period ended March 31, 2013.  The $2.2 million, or 6.3%, increase in net income was largely due to a $3.3 million decrease in non-interest expense, partially offset by a $485 thousand decrease in non-interest income and a $442 thousand increase in provision for credit losses.  The net interest margin increased three basis points, from 1.99% for the prior year six month period to 2.02% for the current year six month period.  Decreases in the cost of funds and a shift in the mix of interest-earning assets from relatively lower yielding securities to higher yielding loans was enough to overcome the negative impact of decreasing asset yields.

Interest and Dividend Income
The weighted average yield on total interest-earning assets decreased 14 basis points from 3.38% for the prior year six month period to 3.24% for the current year six month period and the average balance of interest-earning assets decreased $142.1 million from the prior year six month period.  The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.  The decrease in interest income on MBS and investment securities was due largely to a decrease in the average balance of each portfolio as cash flows not reinvested in the portfolios were used to fund loan growth, pay dividends, and repurchase Company stock.  The decrease in interest income on loans receivable was due to a decrease in the weighted average yield on the portfolio.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2014	2013	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$114,065	$115,403	$(1,338)	(1.2)%
MBS	23,559	29,629	(6,070)	(20.5)
Investment securities	3,935	5,322	(1,387)	(26.1)
Capital stock of FHLB	2,425	2,233	192	8.6
Cash and cash equivalents	107	69	38	55.1
Total interest and dividend income	$144,091	$152,656	$(8,565)	(5.6)

The weighted average yield on the loans receivable portfolio decreased 29 basis points, from 4.08% for the prior year six month period to 3.79% for the current year six month period.  The downward repricing of the loan portfolio largely resulted from loan originations and purchases at market rates less than the weighted average rate of the existing portfolio, along with a significant amount of adjustable-rate loans, refinances, and endorsements repricing to lower rates.  The decrease in interest income on loans receivable resulting from the decrease in average yield was partially offset by a $369.1 million increase in the average balance of the portfolio.  Included in interest income on loans receivable for the current year six month period was $114 thousand related to the net amortization of premiums/deferred costs and the accretion of discounts/unearned loan fees increasing the average yield of the portfolio by less than one basis point.  During the prior year six month period, $1.6 million, net, was accreted and increased the average yield on the portfolio by five basis points.

The average balance of the MBS portfolio decreased $355.7 million between the two periods and the average yield on the MBS portfolio decreased 16 basis points, from 2.55% during the prior year six month period to 2.39% for the current year six month period.  The decrease in the average yield was due primarily to the downward repricing of existing adjustable-rate MBS, as well as purchases of MBS between periods with yields less than the average yield on the existing portfolio.  Included in interest income on MBS for the current year six month period was $2.7 million from the net amortization of premiums and the accretion of discounts decreasing the average yield of the portfolio by 27 basis points.  During the prior year six month period, $4.2 million of net premiums were amortized and decreased the average yield on the portfolio by 36 basis points.

The decrease in interest income on investment securities was due primarily to a $179.4 million decrease in the average balance of the portfolio, along with a nine basis point decrease in the yield, from 1.22% during the prior year six month period, to 1.13% for the current year six month period.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities decreased 22 basis points from 1.68% for the prior year six month period to 1.46% for the current year six month period, while the average balance of interest-bearing liabilities decreased $21.5 million from the prior year six month period.  The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.  The decrease in interest expense on FHLB borrowings and deposits was due primarily to a decrease in the weighted average rate paid on the portfolios, while the decrease in interest expense on repurchase agreements was due to both a decrease in the average balance and a decrease in the weighted average rate of the portfolio between the two periods.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2014	2013	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB borrowings	$32,174	$36,537	$(4,363)	(11.9)%
Deposits	16,399	19,193	(2,794)	(14.6)
Repurchase agreements	5,546	6,976	(1,430)	(20.5)
Total interest expense	$54,119	$62,706	$(8,587)	(13.7)

The weighted average rate paid on the FHLB borrowings portfolio decreased 32 basis points, from 2.90% for the prior year six month period to 2.58% for the current year six month period.  The decrease in the average rate paid was primarily a result of maturities and renewals to lower market rates that occurred between periods.

The decrease in the weighted average rate paid on the deposit portfolio was due primarily to a decrease in the weighted average rate paid on the retail certificate of deposit portfolio.  The weighted average rate paid on the retail certificate of deposit portfolio decreased 20 basis points, from 1.44% for the prior year six month period to 1.24% for the current year six month period.

The decrease in interest expense on repurchase agreements was due to a $40.2 million decrease in the average balance between periods, as well as a 40 basis point decrease in the weighted average rate paid between periods, from 3.83% for the prior year six month period to 3.43% for the current year six month period.  The decrease in the average balance was due to the maturity of agreements between the two periods, some of which were replaced with FHLB borrowings.  The decrease in the average rate paid on repurchase agreements was due to maturities and a new agreement entered into between periods which had a rate less than the existing portfolio.

Provision for Credit Losses
The Bank recorded a provision for credit losses during the current year six month period of $675 thousand, compared to a $233 thousand provision for credit losses for the prior year six month period.  The $675 thousand provision for credit losses in the current year six month period takes into account net charge-offs of $530 thousand and loan growth.

Non-Interest Income

The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2014	2013	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$7,264	$7,513	$(249)	(3.3)%
Insurance commissions	1,762	1,550	212	13.7
Loan fees	854	885	(31)	(3.5)
Income from BOLI	668	743	(75)	(10.1)
Other non-interest income	679	1,021	(342)	(33.5)
Total non-interest income	$11,227	$11,712	$(485)	(4.1)

The decrease in other non-interest income was due primarily to a decrease in premium income from Capitol Federal Mortgage Reinsurance Company (“CFMRC”) as it is no longer writing new business.  The decrease in retail fees and charges was due primarily to a decrease in service charges earned.  The increase in insurance commissions was due largely to an increase in annual commissions received from certain insurance providers as a result of favorable claims experience during the prior year.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2014	2013	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$21,450	$24,336	$(2,886)	(11.9)%
Occupancy	5,183	4,709	474	10.1
Information technology and communications	4,612	4,430	182	4.1
Regulatory and outside services	2,553	3,055	(502)	(16.4)
Deposit and loan transaction costs	2,650	2,910	(260)	(8.9)
Federal insurance premium	2,186	2,230	(44)	(2.0)
Advertising and promotional	1,883	2,036	(153)	(7.5)
Other non-interest expense	4,098	4,252	(154)	(3.6)
Total non-interest expense	$44,615	$47,958	$(3,343)	(7.0)

The decrease in salaries and employee benefits was due primarily to a decrease in ESOP related expenses resulting largely from the final allocation of ESOP shares acquired in our initial public offering (March 1999) being made at September 30, 2013.  In fiscal year 2014, the only ESOP shares to be allocated will be the shares acquired in the Company’s corporate reorganization in December 2010.  The decrease in regulatory and outside services was due largely to the timing of fees paid for our external audit.  The increase in occupancy expense was due largely to an increase in depreciation expense, which was primarily associated with the remodeling of our home office.

The Company’s efficiency ratio was 44.09% for the current year six month period compared to 47.17% for the prior year six month period.  The decrease in the efficiency ratio was due primarily to a decrease in total non-interest expense.  The efficiency ratio is a measure of a financial institution’s total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income.  A lower value indicates that the financial institution is generating revenue with a lower level of expense.

Income Tax Expense
Income tax expense was $18.4 million for the current year six month period compared to $18.2 million for the prior year six month period.  The effective tax rate for the current year six month period was 32.9% compared to 34.0% for the prior year six month period.  The decrease in the effective tax rate between periods was due largely to a lower amount of nondeductible ESOP related expenses due to the final ESOP allocation on September 30, 2013, as discussed in the non-interest expense section above, along with higher tax credits related to our low-income housing partnerships.  Management anticipates the effective tax rate for fiscal year 2014 will be approximately 33% to 34%, based on fiscal year 2014 estimates as of March 31, 2014.

Average Balance Sheet

The following table presents the average balances of our assets, liabilities, and stockholders’ equity and the related annualized yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated and the weighted average yield/rate on our interest-earning assets and interest-bearing liabilities at March 31, 2014.  Average yields are derived by dividing annualized income by the average balance of the related assets and average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown.  Average outstanding balances are derived from average daily balances.  The yields and rates include amortization of fees, costs, premiums and discounts which are considered adjustments to yields/rates.  Yields on tax-exempt securities were not calculated on a fully taxable equivalent basis.

	At	For the Six Months Ended
	March 31, 2014	March 31, 2014			March 31, 2013
		Average	Interest		Average	Interest
	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets:		(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	3.78%	$6,023,062	$114,065	3.79%	$5,653,923	$115,403	4.08%
MBS(2)	2.37	1,968,835	23,559	2.39	2,324,497	29,629	2.55
Investment securities(2)(3)	1.13	695,925	3,935	1.13	875,321	5,322	1.22
Capital stock of FHLB	3.96	129,685	2,425	3.75	131,662	2,233	3.40
Cash and cash equivalents	0.25	85,286	107	0.25	59,506	69	0.23
Total interest-earning assets(1)(2)	3.25	8,902,793	144,091	3.24	9,044,909	152,656	3.38
Other noninterest-earning assets		221,562			237,402
Total assets		$9,124,355			$9,282,311

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Checking	0.04	$662,600	127	0.04	$617,686	$119	0.04
Savings	0.10	287,642	148	0.10	267,401	133	0.10
Money market	0.23	1,135,843	1,310	0.23	1,131,513	1,266	0.22
Retail certificates	1.23	2,219,493	13,671	1.24	2,264,723	16,302	1.44
Wholesale certificates	0.80	303,788	1,143	0.75	278,829	1,373	0.99
Total deposits	0.71	4,609,366	16,399	0.71	4,560,152	19,193	0.84
FHLB borrowings(4)	2.42	2,500,530	32,174	2.58	2,531,094	36,537	2.90
Repurchase agreements	3.43	320,000	5,546	3.43	360,192	6,976	3.83
Total borrowings	2.54	2,820,530	37,720	2.68	2,891,286	43,513	3.01
Total interest-bearing liabilities	1.39	7,429,896	54,119	1.46	7,451,438	62,706	1.68
Other noninterest-bearing liabilities		108,070			112,121
Stockholders’ equity		1,586,389			1,718,752
Total liabilities and stockholders’ equity		$9,124,355			$9,282,311
							(Continued)

	At	For the Six Months Ended
	March 31, 2014	March 31, 2014				March 31, 2013
		Average	Interest			Average	Interest
	Yield/	Outstanding	Earned/	Yield/		Outstanding	Earned/	Yield/
	Rate	Balance	Paid	Rate		Balance	Paid	Rate
		(Dollars in thousands)

Net interest income(5)			$89,972				$89,950
Net interest rate spread(6)	1.86%			1.78%				1.70%
Net interest-earning assets		$1,472,897				$1,593,471
Net interest margin(7)				2.02				1.99
Ratio of interest-earning assets
to interest-bearing liabilities				1.20	x			1.21	x

Selected performance ratios:
Return on average assets (annualized)				0.82%				0.76%
Return on average equity (annualized)				4.73				4.11
Average equity to average assets				17.39				18.52
Operating expense ratio (annualized)(8)				0.98				1.03
Efficiency ratio(9)				44.09				47.17

							(Concluded)

(1)

Calculated net of unearned loan fees, deferred costs, and undisbursed loan funds.  Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.  Balances include LHFS.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.
(3)	The average balance of investment securities includes an average balance of nontaxable securities of $36.4 million and $44.0 million for the six months ended March 31, 2014 and 2013, respectively.
(4)	The balance and rate of FHLB borrowings are stated net of deferred gains and deferred prepayment penalties.
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

Rate/Volume Analysis

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the six months ended March 31, 2014 to the six months ended March 31, 2013.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Six Months Ended
	March 31, 2014 vs. March 31, 2013
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$7,143	$(8,481)	$(1,338)
MBS	(4,335)	(1,735)	(6,070)
Investment securities	(1,034)	(353)	(1,387)
Capital stock of FHLB	(34)	226	192
Cash and cash equivalents	32	6	38
Total interest-earning assets	1,772	(10,337)	(8,565)

Interest-bearing liabilities:
Checking	9	(1)	8
Savings	10	5	15
Money market	5	40	45
Certificates of deposit	(140)	(2,722)	(2,862)
FHLB borrowings	(456)	(3,907)	(4,363)
Repurchase agreements	(736)	(694)	(1,430)
Total interest-bearing liabilities	(1,308)	(7,279)	(8,587)

Net change in net interest and dividend income	$3,080	$(3,058)	$22

Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013

For the quarter ended March 31, 2014, the Company recognized net income of $19.7 million, compared to net income of $17.7 million for the quarter ended March 31, 2013.  The $2.0 million, or 11.1%, increase in net income was due primarily to a $1.4 million increase in net interest income and $1.4 million decrease in non-interest expense, partially offset by a $446 thousand increase in income tax expense.  The net interest margin increased 10 basis points, from 1.97% for the prior year quarter to 2.07% for the current quarter.  Decreases in the cost of funds and a shift in the mix of interest-earning assets from relatively lower yielding securities to higher yielding loans was enough to overcome the negative impact of decreasing asset yields.

Interest and Dividend Income
The weighted average yield on total interest-earning assets decreased eight basis points from 3.33% for the prior year quarter to 3.25% for the current quarter and the average balance of interest-earning assets decreased $156.5 million between the two periods.  The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.  The decrease in the weighted average balance between the two periods was primarily in the lower yielding MBS and investment securities portfolios as cash flows not reinvested in the portfolios were used to fund loan growth, as well as to pay dividends and repurchase Company stock.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2014	2013	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$57,117	$56,936	$181	0.3%
MBS	11,597	14,446	(2,849)	(19.7)
Investment securities	1,869	2,457	(588)	(23.9)
Capital stock of FHLB	1,229	1,105	124	11.2
Cash and cash equivalents	45	36	9	25.0
Total interest and dividend income	$71,857	$74,980	$(3,123)	(4.2)

The increase in interest income on loans receivable was due to a $361.6 million increase in average balance of the portfolio, partially offset by a decrease in the average yield on the portfolio.  Cash flows from the securities portfolio were used, in part, to fund loan growth.  The weighted average yield on the loans receivable portfolio decreased 23 basis points, from 4.01% for the prior year quarter to 3.78% for the current quarter.  The downward repricing of the loan portfolio largely resulted from loan originations and purchases at market rates less than the weighted average rate of the existing portfolio, along with a significant amount of adjustable-rate loans, refinances, and endorsements repricing to lower rates.  Included in interest income on loans receivable for the current quarter was $67 thousand related to the net amortization of premiums/deferred costs and the accretion of discounts/unearned loan fees increasing the average yield of the portfolio by less than one basis point.  During the prior year quarter, $555 thousand, net, was accreted and increased the average yield on the portfolio by four basis points.

The decrease in interest income on MBS and investment securities was due primarily to decreases in the average balances of the portfolios of $369.6 million and $155.9 million, respectively.  The average yield on the MBS portfolio decreased 11 basis points, from 2.50% during the prior year quarter to 2.39% for the current quarter.  The decrease in the average yield was due primarily to the downward repricing of existing adjustable-rate MBS, as well as to purchases of MBS between periods with yields less than the average yield on the existing portfolio.  Included in interest income on MBS for the current quarter was $1.3 million from the net amortization of premiums and the accretion of discounts decreasing the average yield of the portfolio by 26 basis points.  During the prior year quarter, $2.1 million of net premiums were amortized and decreased the average yield on the portfolio by 37 basis points.

 Interest Expense
The weighted average rate paid on total interest-bearing liabilities decreased 24 basis points from 1.66% for the prior year quarter to 1.42% for the current quarter, while the average balance of interest-bearing liabilities decreased  $53.1 million from the prior year quarter.  The decrease in the average balance of interest-bearing liabilities was due to a decrease in the average balances of FHLB borrowings and repurchase agreements, partially offset by an increase in the average balance of deposits.

The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.  The decrease in interest expense on FHLB borrowings and deposits was due primarily to a decrease in the weighted average rate paid on the portfolios, while the decrease in interest expense on repurchase agreements was due to both a decrease in the average balance and weighted average rate between the two periods.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2014	2013	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB borrowings	$15,311	$17,909	$(2,598)	(14.5)%
Deposits	8,076	9,344	(1,268)	(13.6)
Repurchase agreements	2,743	3,407	(664)	(19.5)
Total interest expense	$26,130	$30,660	$(4,530)	(14.8)

The weighted average rate paid on the FHLB borrowings portfolio decreased 37 basis points, from 2.87% for the prior year quarter to 2.50% for the current quarter.  The decrease in the average rate paid was primarily a result of maturities and renewals to lower market rates that occurred between periods.

The decrease in the weighted average rate paid on the deposit portfolio was due primarily to a decrease in the weighted average rate paid on the retail certificate of deposit portfolio.  The weighted average rate paid on the retail certificate of deposit portfolio decreased 20 basis points, from 1.42% for the prior year quarter to 1.22% for the current quarter.

The decrease in interest expense on repurchase agreements was due to a $35.3 million decrease in the average balance between periods, as well as a 41 basis point decrease in the weighted average rate paid between periods, from 3.84% for the prior year quarter to 3.43% for the current quarter.  The decrease in the average balance was due to the maturity of agreements between the two periods, some of which were replaced with FHLB borrowings.  The decrease in the average rate paid on repurchase agreements was due to maturities and a new agreement entered into between periods which had a rate less than the existing portfolio.

Provision for Credit Losses
The Bank recorded a provision for credit losses during the current quarter of $160 thousand, compared to no provision for credit losses for the prior year quarter.  The $160 thousand provision for credit losses in the current quarter takes into account net charge-offs of $112 thousand and loan growth during the current quarter.

Non-Interest Income

The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2014	2013	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$3,454	$3,521	$(67)	(1.9)%
Insurance commissions	1,204	979	225	23.0
Loan fees	404	418	(14)	(3.3)
Income from BOLI	330	361	(31)	(8.6)
Other non-interest income	335	665	(330)	(49.6)
Total non-interest income	$5,727	$5,944	$(217)	(3.7)

The decrease in other non-interest income was due primarily to a decrease in premium income from CFMRC as it is no longer writing new business.  The increase in insurance commissions was due largely to an increase in annual commissions received from certain insurance providers as a result of favorable claims experience during the prior year.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2014	2013	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$10,724	$12,155	$(1,431)	(11.8)%
Occupancy	2,634	2,391	243	10.2
Information technology and communications	2,320	2,232	88	3.9
Regulatory and outside services	1,157	1,290	(133)	(10.3)
Deposit and loan transaction costs	1,263	1,384	(121)	(8.7)
Federal insurance premium	1,103	1,116	(13)	(1.2)
Advertising and promotional	877	1,004	(127)	(12.6)
Other non-interest expense	1,750	1,645	105	6.4
Total non-interest expense	$21,828	$23,217	$(1,389)	(6.0)

The decrease in salaries and employee benefits was due primarily to a decrease in ESOP related expenses resulting largely from the final allocation of ESOP shares acquired in our initial public offering (March 1999) being made at September 30, 2013.  In fiscal year 2014, the only ESOP shares to be allocated will be the shares acquired in the Company’s corporate reorganization in December 2010.  The increase in occupancy expense was due largely to an increase in depreciation expense, which was primarily associated with the remodeling of our home office.

The Company’s efficiency ratio was 42.42% for the current quarter compared to 46.19% for the prior year quarter.  The decrease in the efficiency ratio was due primarily to a decrease in total non-interest expense and an increase in net interest income.

Income Tax Expense
Income tax expense was $9.8 million for the current quarter compared to $9.3 million for the prior year quarter.  The effective income tax rate for the current quarter was 33.2% compared to 34.5% for the prior year quarter.  The decrease in the effective tax rate between periods was due largely to a lower amount of nondeductible ESOP related expenses due to the final ESOP allocation on September 30, 2013, as discussed in the non-interest expense section above, along with higher tax credits related to our low-income housing partnerships.

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

	For the Three Months Ended
	March 31, 2014			March 31, 2013
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$6,045,516	$57,117	3.78%	$5,683,867	$56,936	4.01%
MBS(2)	1,942,336	11,597	2.39	2,311,938	14,446	2.50
Investment securities(2)(3)	662,266	1,869	1.13	818,147	2,457	1.20
Capital stock of FHLB	128,859	1,229	3.87	130,716	1,105	3.43
Cash and cash equivalents	71,652	45	0.25	62,420	36	0.23
Total interest-earning assets(1)(2)	8,850,629	71,857	3.25	9,007,088	74,980	3.33
Other noninterest-earning assets	222,552			238,232
Total assets	$9,073,181			$9,245,320

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Checking	$674,447	63	0.04	$637,161	$61	0.04
Savings	291,106	77	0.11	272,418	62	0.09
Money market	1,139,010	650	0.23	1,146,185	609	0.22
Retail certificates	2,217,967	6,699	1.22	2,259,559	7,937	1.42
Wholesale certificates	305,848	587	0.78	282,276	675	0.97
Total deposits	4,628,378	8,076	0.71	4,597,599	9,344	0.82
FHLB borrowings(4)	2,485,393	15,311	2.50	2,533,961	17,909	2.87
Repurchase agreements	320,000	2,743	3.43	355,278	3,407	3.84
Total borrowings	2,805,393	18,054	2.60	2,889,239	21,316	2.99
Total interest-bearing liabilities	7,433,771	26,130	1.42	7,486,838	30,660	1.66
Other noninterest-bearing liabilities	96,460			99,798
Stockholders’ equity	1,542,950			1,658,684
Total liabilities and stockholders’ equity	$9,073,181			$9,245,320
						(Continued)

	For the Three Months Ended
	March 31, 2014				March 31, 2013
	Average	Interest			Average	Interest
	Outstanding	Earned/	Yield/		Outstanding	Earned/	Yield/
	Balance	Paid	Rate		Balance	Paid	Rate
	(Dollars in thousands)

Net interest income(5)		$45,727				$44,320
Net interest rate spread(6)			1.83%				1.67%
Net interest-earning assets	$1,416,858				$1,520,250
Net interest margin(7)			2.07				1.97
Ratio of interest-earning assets
to interest-bearing liabilities			1.19	x			1.20	x

Selected performance ratios:
Return on average assets (annualized)			0.87%				0.77%
Return on average equity (annualized)			5.10				4.27
Average equity to average assets			17.01				17.94
Operating expense ratio (annualized)(8)			0.96				1.00
Efficiency ratio(9)			42.42				46.19

						(Concluded)

(1)

Calculated net of unearned loan fees and deferred costs, and undisbursed loan funds.  Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.  Balances include LHFS.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.
(3)

The average balance of investment securities includes an average balance of non-taxable securities of $36.4 million and $42.9 million for the three month periods ended March 31, 2014 and 2013, respectively.

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

Rate/Volume Analysis

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended March 31, 2014 to the three months ended March 31, 2013.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended March 31,
	2014 vs. 2013
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$3,455	$(3,274)	$181
MBS	(2,229)	(620)	(2,849)
Investment securities	(446)	(142)	(588)
Capital stock of FHLB	(16)	140	124
Cash equivalents	6	3	9
Total interest-earning assets	770	(3,893)	(3,123)

Interest-bearing liabilities:
Checking	4	(1)	3
Savings	4	11	15
Money market	(4)	45	41
Certificates of deposit	(61)	(1,266)	(1,327)
FHLB borrowings	(346)	(2,252)	(2,598)
Repurchase agreements	(320)	(344)	(664)
Total interest-bearing liabilities	(723)	(3,807)	(4,530)

Net change in net interest and dividend income	$1,493	$(86)	$1,407

Comparison of Operating Results for the Three Months Ended March 31, 2014 and December 31, 2013

Net income increased $1.9 million, or 10.5%, from $17.8 million for the quarter ended December 31, 2013 to $19.7 million for the quarter ended March 31, 2014.  The increase in net income was due primarily to a decrease in interest expense on FHLB borrowings.  The net interest margin increased nine basis points, from 1.98% for the prior quarter, to 2.07% for the current quarter.  The increase in the net interest margin was largely a result of the partial renewal of a maturing FHLB advance at a lower market rate.

Interest and Dividend Income
The weighted average yield on total interest-earning assets increased two basis points from the prior quarter to 3.25% for the current quarter while the average balance of interest-earning assets decreased $103.2 million between the two periods.  The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.  The decrease in interest income on MBS and investment securities was due largely to a decrease in the average balance of each portfolio as cash flows not reinvested in the portfolios were used to pay dividends and repurchase Company stock, as well as to fund loan growth.  The increase in interest income on loans receivable was due to an increase in the average balance.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2014	2013	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$57,117	$56,948	$169	0.3%
MBS	11,597	11,962	(365)	(3.1)
Investment securities	1,869	2,066	(197)	(9.5)
Capital stock of FHLB	1,229	1,196	33	2.8
Cash and cash equivalents	45	62	(17)	(27.4)
Total interest and dividend income	$71,857	$72,234	$(377)	(0.5)

The increase in interest income on loans receivable was due to a $44.4 million increase in the average balance of the portfolio, partially offset by a one basis point decrease in the weighted average yield of the portfolio to 3.78% for the current quarter.  Included in interest income on loans receivable for the current quarter was $67 thousand related to the net amortization of premiums/deferred costs and the accretion of discounts/unearned loan fees increasing the average yield of the portfolio by less than one basis point.  During the prior quarter, $47 thousand, net, was accreted and increased the average yield on the portfolio by less than one basis point.

The decrease in interest income on MBS and investment securities was due primarily to decreases in the average balances of the portfolios of $52.4 million and $66.6 million, respectively.  Included in interest income on MBS for the current quarter was $1.3 million from the net amortization of premiums and the accretion of discounts decreasing the average yield of the portfolio by 26 basis points.  During the prior quarter, $1.4 million of net premiums were amortized and decreased the average yield on the portfolio by 28 basis points.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities decreased seven basis points from the prior quarter to 1.42% for the current quarter, and the average balance of interest-bearing liabilities increased $7.7 million between the two periods.  The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2014	2013	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB borrowings	$15,311	$16,863	$(1,552)	(9.2)%
Deposits	8,076	8,323	(247)	(3.0)
Repurchase agreements	2,743	2,803	(60)	(2.1)
Total interest expense	$26,130	$27,989	$(1,859)	(6.6)

The decrease in interest expense on FHLB borrowings was due primarily to a decrease in the weighted average rate paid on the portfolio.  In early February 2014, a $200.0 million FHLB advance with an effective rate of 5.01% matured and was partially replaced with a $150.0 million FHLB advance with a term of 84 months and a fixed-rate of 2.59%.

The decrease in interest expense on deposits was due primarily to a decrease in the weighted average rate paid on the retail certificate of deposit portfolio.  The weighted average rate paid on the retail certificate of deposit portfolio decreased three basis points, from 1.25% for the prior quarter to 1.22% for the current quarter.

Provision for Credit Losses
The Bank recorded a provision for credit losses during the current quarter of $160 thousand compared to a provision for credit losses during the prior quarter of $515 thousand.  The $160 thousand provision for credit losses in the current quarter takes into account net charge-offs of $112 thousand and loan growth during the current quarter.

Non-Interest Income

The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2014	2013	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$3,454	$3,810	$(356)	(9.3)%
Insurance commissions	1,204	558	646	115.8
Loan fees	404	450	(46)	(10.2)
Income from BOLI	330	338	(8)	(2.4)
Other non-interest income	335	344	(9)	(2.6)
Total non-interest income	$5,727	$5,500	$227	4.1

The increase in insurance commissions was due largely to the receipt of annual commissions from certain insurance providers as a result of favorable claims experience during the prior year.  The decrease in retail fees and charges was due primarily to a decrease in debit card income, due in part to seasonality, and a decrease in service charges earned.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2014	2013	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$10,724	$10,726	$(2)	(0.0)%
Occupancy	2,634	2,549	85	3.3
Information technology and communications	2,320	2,292	28	1.2
Regulatory and outside services	1,157	1,396	(239)	(17.1)
Deposit and loan transaction costs	1,263	1,387	(124)	(8.9)
Federal insurance premium	1,103	1,083	20	1.8
Advertising and promotional	877	1,006	(129)	(12.8)
Other non-interest expense	1,750	2,348	(598)	(25.5)
Total non-interest expense	$21,828	$22,787	$(959)	(4.2)

The decrease in other non-interest expense was due primarily to a decrease in amortization expenses related to low-income housing partnerships.  Included in the current quarter amortization expense was approximately $350 thousand of expense reversal from the prior quarter.  This item is not expected to recur during fiscal year 2014.  The decrease in regulatory and outside services was due primarily to the timing of fees paid for external audit services.

The Company’s efficiency ratio was 42.42% for the current quarter compared to 45.81% for the prior quarter.  The decrease in the efficiency ratio was due primarily to a decrease in total non-interest expense and an increase in net interest income.

Income Tax Expense
Income tax expense was $9.8 million for the current quarter compared to $8.6 million for the prior quarter.  The increase in expense between periods was due primarily to an increase in pretax income.  The effective income tax rate for the current quarter was 33.2% compared to 32.6% for the prior quarter.

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

	For the Three Months Ended
	March 31, 2014			December 31, 2013
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$6,045,516	$57,117	3.78%	$6,001,095	$56,948	3.79%
MBS(2)	1,942,336	11,597	2.39	1,994,759	11,962	2.40
Investment securities(2)(3)	662,266	1,869	1.13	728,853	2,066	1.13
Capital stock of FHLB	128,859	1,229	3.87	130,492	1,196	3.63
Cash and cash equivalents	71,652	45	0.25	98,624	62	0.25
Total interest-earning assets(1)(2)	8,850,629	71,857	3.25	8,953,823	72,234	3.23
Other noninterest-earning assets	222,552			220,628
Total assets	$9,073,181			$9,174,451

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Checking	$674,447	63	0.04	$651,011	63	0.04
Savings	291,106	77	0.11	284,252	72	0.10
Money market	1,139,010	650	0.23	1,132,744	660	0.23
Retail certificates	2,217,967	6,699	1.22	2,220,986	6,972	1.25
Wholesale certificates	305,848	587	0.78	301,773	556	0.73
Total deposits	4,628,378	8,076	0.71	4,590,766	8,323	0.72
FHLB borrowings(4)	2,485,393	15,311	2.50	2,515,339	16,863	2.66
Repurchase agreements	320,000	2,743	3.43	320,000	2,803	3.43
Total borrowings	2,805,393	18,054	2.60	2,835,339	19,666	2.75
Total interest-bearing liabilities	7,433,771	26,130	1.42	7,426,105	27,989	1.49
Other noninterest-bearing liabilities	96,460			119,463
Stockholders’ equity	1,542,950			1,628,883
Total liabilities and stockholders’ equity	$9,073,181			$9,174,451
						(Continued)

	For the Three Months Ended
	March 31, 2014				December 31, 2013
	Average	Interest			Average	Interest
	Outstanding	Earned/	Yield/		Outstanding	Earned/	Yield/
	Balance	Paid	Rate		Balance	Paid	Rate
	(Dollars in thousands)

Net interest income(5)		$45,727				$44,245
Net interest rate spread(6)			1.83%				1.74%
Net interest-earning assets	$1,416,858				$1,527,718
Net interest margin(7)			2.07				1.98
Ratio of interest-earning assets
to interest-bearing liabilities			1.19	x			1.21	x

Selected performance ratios:
Return on average assets (annualized)			0.87%				0.78%
Return on average equity (annualized)			5.10				4.37
Average equity to average assets			17.01				17.75
Operating expense ratio (annualized)(8)			0.96				0.99
Efficiency ratio(9)			42.42				45.81

						(Concluded)

(1)

Calculated net of unearned loan fees and deferred costs, and undisbursed loan funds.  Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.  Balances include LHFS.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.
(3)

The average balance of investment securities includes an average balance of non-taxable securities of $36.4 million and  $36.5 million for the three month periods ended March 31, 2014 and December 31, 2013, respectively.

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

Rate/Volume Analysis

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended March 31, 2014 to the three months ended December 31, 2013.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous quarter’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous quarter.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended
	March 31, 2014 vs. December 31, 2013
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$380	$(211)	$169
MBS	(313)	(52)	(365)
Investment securities	(188)	(9)	(197)
Capital stock of FHLB	(20)	53	33
Cash and cash equivalents	(17)	--	(17)
Total interest-earning assets	(158)	(219)	(377)

Interest-bearing liabilities:
Checking	1	(1)	--
Savings	1	4	5
Money market	(9)	(1)	(10)
Certificates of deposit	(3)	(239)	(242)
FHLB borrowings	(233)	(1,319)	(1,552)
Repurchase agreements	(30)	(30)	(60)
Total interest-bearing liabilities	(273)	(1,586)	(1,859)

Net change in net interest and dividend income	$115	$1,367	$1,482

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

We generally intend to maintain cash reserves sufficient to meet short-term liquidity needs, which are routinely forecasted for 10, 30, and 365 days.  Additionally, on a monthly basis, we perform a liquidity stress test in accordance with the Interagency Policy Statement on Funding and Liquidity Risk Management.  The liquidity stress test incorporates both short-term and long-term liquidity scenarios in order to identify and to quantify liquidity risk.  Management also continuously monitors key liquidity statistics related to items such as wholesale funding gaps, borrowings capacity, and available unpledged collateral, along with various liquidity ratios in an effort to further mitigate liquidity risk.  In the event short-term liquidity needs exceed available cash, the Bank has access to lines of credit at the FHLB and the Federal Reserve Bank.  The FHLB line of credit, when combined with FHLB advances, may generally not exceed 40% of total assets.  The outstanding amount of FHLB advances was $2.48 billion at March 31, 2014, of which  $600.0 million is scheduled to mature in the next 12 months.  At March 31, 2014, the Bank’s ratio of the par value of FHLB borrowings to total assets, as reported to the OCC, was 27%.  The borrowings are secured by a blanket pledge of our loan portfolio, as collateral, supported by quarterly reporting to the FHLB.  Our excess capacity at the FHLB as of March 31, 2014 was $1.80 billion.  It is possible that increases in our borrowings or decreases in our loan portfolio or changes in FHLB lending guidelines could require the Bank to pledge securities as collateral on FHLB borrowings.  The amount of the Federal Reserve Bank line of credit is based upon the fair values of the securities pledged as collateral and certain other characteristics of those securities, and is used only when other sources of short-term liquidity are unavailable.  At March 31, 2014, the Bank had $1.34 billion of securities that were eligible but unused as collateral for borrowing or other liquidity needs.  This collateral amount is comprised of AFS and HTM securities with individual fair values greater than $10.0 million, which is then reduced by a collateralization ratio of 10% to account for potential market value fluctuations.  Borrowings on the lines of credit are outstanding until replaced by cash flows from long-term sources of liquidity.

If management observes a trend in the amount and frequency of lines of credit utilization, the Bank will likely utilize long-term wholesale borrowing sources such as FHLB advances and/or repurchase agreements to provide permanent fixed-rate funding.  The maturity of these borrowings is generally structured in such a way as to stagger maturities in order to reduce the risk of a highly negative cash flow position at maturity.  The Bank’s internal policy limits total borrowings to 55% of total assets.  At March 31, 2014, the Bank had total borrowings, at par, of $2.80 billion, or approximately 31% of total assets.  Additionally, the Bank could utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios.

At March 31, 2014, the Bank had repurchase agreements of $320.0 million, or approximately 4% of total assets, $100.0 million of which were scheduled to mature in the next 12 months.  The Bank may enter into additional repurchase agreements as management deems appropriate, not to exceed 15% of total assets.  The Bank had pledged securities with an estimated fair value of $356.5 million as collateral for repurchase agreements at March 31, 2014.  The securities pledged for the repurchase agreements will be delivered back to the Bank when the repurchase agreements mature.

The Bank has access to and utilizes other sources for liquidity purposes, such as brokered deposits and public unit deposits.  As of March 31, 2014, the Bank’s policy allows for combined brokered and public unit deposits up to 15% of total deposits.  At March 31, 2014, the Bank had brokered and public unit deposits totaling $298.7 million, or approximately  6% of total deposits.  Management continuously monitors the wholesale deposit market for opportunities to obtain brokered and public unit deposits at attractive rates.  The Bank has pledged securities with an estimated fair value of $274.8 million as collateral for public unit deposits.  The securities pledged as collateral for public unit deposits are held under joint custody receipt by the FHLB and generally will be released upon deposit maturity.

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

At March 31, 2014, cash and cash equivalents totaled $114.8 million, an increase of $949 thousand from September 30, 2013.  During the six months ended March 31, 2014, loan originations and purchases, net of principal repayments and related loan activity, resulted in a cash outflow of $97.8 million.  See additional discussion regarding loan activity in “Financial Condition – Loans Receivable.”  During the six months ended March 31, 2014, proceeds from called or matured investment securities were $257.7 million and principal payments on MBS were $188.5 million.  During the six months ended March 31, 2014, the Company purchased $129.8 million of investment securities and $150.7 million of MBS.  Cash flows from the securities portfolio were used, in part, to fund loan growth during the six months ended March 31, 2014.

The following table presents the contractual maturity of our loan, MBS, and investment securities portfolios at March 31, 2014, along with associated weighted average rates.  Loans and securities which have adjustable interest rates are shown as maturing in the period during which the contract is due.  The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses.  As of March 31, 2014, the amortized cost of investment securities in our portfolio which are callable or have pre-refunding dates within one year totaled $439.9 million.

	Loans(1)		MBS		Investment Securities		Total
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Amounts due:
Within one year	$49,441	3.84%	$--	--%	$7,429	3.11%	$56,870	3.74%

After one year:
Over one to two	58,071	4.07	--	--	4,407	3.49	62,478	4.03
Over two to three	15,310	5.27	631	6.00	84,684	1.46	100,625	2.07
Over three to five	71,890	4.78	48,118	4.37	457,432	1.09	577,440	1.83
Over five to ten	309,182	4.15	583,873	2.91	54,447	1.29	947,502	3.22
Over ten to fifteen years	1,487,751	3.50	765,648	2.58	--	--	2,253,399	3.19
After fifteen years	4,125,795	3.83	606,868	2.52	2,369	0.52	4,735,032	3.66
Total due after one year	6,067,999	3.79	2,005,138	2.70	603,339	1.18	8,676,476	3.35

	$6,117,440	3.79	$2,005,138	2.70	$610,768	1.20	$8,733,346	3.36

(1)

Demand loans, loans having no stated maturity, and overdraft loans are included in the amounts due within one year.  Construction loans are presented based on the term to complete construction.  The maturity date for home equity loans assumes the customer always makes the required minimum payment.

At March 31, 2014, $1.28 billion of the Bank’s $2.54 billion of certificates of deposit was scheduled to mature within one year.  Included in the $1.28 billion was $207.7 million of public unit and brokered deposits.  Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products at the prevailing rate, although no assurance can be given in this regard.

During the six months ended March 31, 2014, the Company paid $82.8 million in cash dividends and repurchased 4,770,075 shares at an average price of $11.99 per share, at a total cost of $57.2 million.  See additional discussion regarding dividends and common stock repurchases in “Financial Condition – Stockholders’ Equity.”  At March 31, 2014, Capitol Federal Financial, Inc., at the holding company level, had $139.8 million of cash and cash equivalents at the Bank.

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

The Company paid cash dividends of $82.8 million during the six months ended March 31, 2014.  Dividend payments depend upon a number of factors including the Company’s financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank’s ability to make capital distributions to the Company, and the amount of cash at the holding company.

Off-Balance Sheet Arrangements, Commitments and Contractual Obligations

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

There have been no material changes in off-balance sheet arrangements, commitments or contractual obligations from September 30, 2013.    We anticipate we will continue to have sufficient funds, through repayments and maturities of loans and securities, deposits and borrowings, to meet our current commitments.    For additional information, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements, Commitments and Contractual Obligations” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims.  In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company’s consolidated financial statements for the quarter ended March 31, 2014, or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status for the Bank in accordance with regulatory standards.  As of March 31, 2014, the Bank exceeded all regulatory capital requirements.  The Company currently does not have any regulatory capital requirements.  The following table presents the Bank’s regulatory capital ratios at March 31, 2014 based upon regulatory guidelines.

		Regulatory
		Requirement For
	Bank	“Well-Capitalized”
	Ratios	Status
Tier 1 leverage ratio	14.6%	5.0%
Tier 1 risk-based capital	34.6	6.0
Total risk-based capital	34.8	10.0

A reconciliation of the Bank’s equity under GAAP to regulatory capital amounts as of March 31, 2014 is as follows (dollars in thousands):

Total Bank equity as reported under GAAP	$1,337,898
Unrealized gains on AFS securities	(5,026)
Total Tier 1 capital	1,332,872
ACL	8,967
Total risk-based capital	$1,341,839

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

For a complete discussion of the Bank’s asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Bank’s portfolios, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk” in the Company’s Annual Report to Stockholders for the year ended September 30, 2013, attached as Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.  The analyses presented in the tables below reflect the level of market risk at the Bank, including the cash the holding company has deposited at the Bank.

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

For each period presented in the following table, the estimated percentage change in the Bank’s net interest income based on the indicated instantaneous, parallel and permanent change in interest rates is presented.  The percentage change in each interest rate environment represents the difference between estimated net interest income in the 0 basis point interest rate environment (“base case,” assumes the forward market and product interest rates implied by the yield curve are realized) and the estimated net interest income in each alternative interest rate environment (assumes market and product interest rates have a parallel shift in rates across all maturities by the indicated change in rates).  Estimations of net interest income used in preparing the table below were based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities do not change materially and that any repricing of assets or liabilities occurs at anticipated product and market rates for the alternative rate environments as of the dates presented.  The estimation of net interest income does not include any projected gains or losses related to the sale of loans or securities, or income derived from non-interest income sources, but does include the use of different prepayment assumptions in the alternative interest rate environments.  It is important to consider that estimated changes in net interest income are for a cumulative four-quarter period.  These do not reflect the earnings expectations of management.

Change	Percentage Change in Net Interest Income
(in Basis Points)	At
in Interest Rates(1)	March 31, 2014	December 31, 2013	September 30, 2013
-100 bp	N/A	N/A	N/A
000 bp	--	--	--
+100 bp	(1.17)%	(2.06)%	(2.29)%
+200 bp	(3.02)	(4.17)	(4.76)
+300 bp	(6.07)	(7.39)	(7.89)

(1)	Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

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

Market interest rates increased slightly from September 30, 2013 to March 31, 2014.  The increase in rates resulted in a decrease in the amount of cash flows from assets that were expected to reprice over the coming year at March 31, 2014, compared to September 30, 2013.  This would typically result in an increase in our interest rate risk exposure measured by net interest income projections to higher interest rates since fewer assets are expected to benefit from repricing to higher rates.  However, during the December 31, 2013 quarter, changes were made to the behavioral characteristics of the adjustable-rate MBS in our interest rate risk model to more accurately reflect the expected behavior of these assets.  The change resulted in less sensitivity to changes in rates at March 31, 2014 compared to September 30, 2013.  Management continually monitors the performance and assumptions of our interest rate risk model.

The sensitivity of the Bank’s one-year net interest income projection decreased at March 31, 2014 compared to December 31, 2013.  The Bank’s one-year gap amount, the net amount of assets projected to reprice minus the amount of liabilities projected to reprice, went from a positive gap at December 31, 2013 to a negative gap at March 31, 2014.  See full discussion of the gap analysis below.  A negative gap position means the Bank has more liabilities repricing than assets at March 31, 2014.  Periods with a positive gap will typically have more favorable net interest income projections in rising rate scenarios compared to periods with a negative gap due to assets repricing higher at a faster pace than liabilities.  This is not the case when comparing March 31, 2014 to December 31, 2013.  The slight improvement in the performance of the projected net interest income at March 31, 2014 was primarily driven by the timing of liabilities repricing, specifically a FHLB advance.  The within three months gap at December 31, 2013 was negative due primarily to a  FHLB advance that was scheduled to mature early in the March 31, 2014 quarter.  When the FHLB advance matured during the current quarter, it was partially replaced with a seven year FHLB advance.  This means that as interest rates were shocked higher, the negative impact to the Bank occurred almost immediately at December 31, 2013 and impacted a larger percentage of the forecast horizon compared to March 31, 2014, where the new FHLB advance repriced later in the forecast horizon,  thus having a smaller impact to the 12-month net interest income projection.

The following table sets forth the estimated percentage change in the MVPE for each period presented based on the indicated instantaneous, parallel and permanent change in interest rates.  The percentage change in each interest rate environment represents the difference between the MVPE in the base case and the MVPE in each alternative interest rate environment.  The estimations of the MVPE used in preparing the table below were based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities do not change, that any repricing of assets or liabilities occurs at current product or market rates for the alternative rate environments as of the dates presented, and that different prepayment rates were used in each alternative interest rate environment.  The estimated MVPE results from the valuation of cash flows from financial assets and liabilities over the anticipated lives of each for each interest rate environment.  The table below presents the effects of the changes in interest rates on our assets and liabilities as they mature, repay or reprice, as shown by the change in the MVPE for alternative interest rates.

Change	Percentage Change in MVPE
(in Basis Points)	At
in Interest Rates(1)	March 31, 2014	December 31, 2013	September 30, 2013
-100 bp	N/A	N/A	N/A
000 bp	--	--	--
+100 bp	(10.64)%	(12.32)%	(11.44)%
+200 bp	(22.71)	(25.54)	(23.86)
+300 bp	(34.86)	(38.53)	(36.36)

(1)	Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

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

The MVPE is negatively impacted by higher interest rates for all periods presented.  As interest rates rise, projected prepayments decrease as fewer borrowers have an economic incentive to refinance or endorse their mortgage to a lower interest rate.  Prepayments in the higher interest rate environments will likely only be realized through changes in borrowers’ lives such as divorce, death, job-related relocations, or other life changing events, resulting in an increase in the average life of mortgage-related assets.  Also, call projections for the Bank’s callable agency debentures decrease as interest rates rise, which results in their cash flows moving towards their contractual maturity dates.  The longer expected average lives of these assets, relative to the assumptions in the base case interest rate environment, increased the sensitivity of their market value to changes in interest rates.  The negative impact to the Bank’s MVPE indicates that the market value of the Bank’s assets is more sensitive to changes in rising interest rates than the market value of liabilities.

At March 31, 2014, the percentage change in the Bank’s MVPE was less adversely impacted by higher interest rates than at December 31, 2013.  This was due primarily to lower interest rates, particularly lower mortgage interest rates, at March 31, 2014 than at December 31, 2013.  This resulted in shorter WAL’s for the Bank’s mortgage-related assets in the base case at March 31, 2014 compared to December 31, 2013.  In addition, the Bank replaced a  $200.0 million FHLB advance that matured during the current quarter with a $150.0 million seven year fixed-rate advance which lengthen the overall WAL of the Bank’s borrowings and reduced the Bank’s exposure to higher interest rates compared to December 31, 2013.

The following gap table summarizes the anticipated maturities or repricing periods of the Bank’s interest-earning assets and interest-bearing liabilities as of March 31, 2014 based on the information and assumptions set forth in the notes below.  Cash flow projections for mortgage-related assets are calculated based on current interest rates.  Prepayment projections are subjective in nature, involve uncertainties and assumptions and, therefore, cannot be determined with a high degree of accuracy.  Although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates.  Assumptions may not reflect how actual yields and costs respond to market changes.  The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates.  Certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the gap table below.  For additional information regarding the impact of changes in interest rates, see the preceding Percentage Change in Net Interest Income and Percentage Change in MVPE discussions and tables.

	Within	Three to	More Than	More Than
	Three	Twelve	One Year to	Three Years	Over
	Months	Months	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable:(1)
Mortgage loans:
Fixed-rate	$247,839	$587,935	$1,050,218	$682,942	$2,221,242	$4,790,176
Adjustable-rate	129,376	622,983	284,460	91,864	43,093	1,171,776
Other loans	114,360	11,638	5,189	2,082	1,654	134,923
Investment securities(2)	7,721	10,607	85,637	473,930	41,325	619,220
MBS(3)	265,336	466,835	541,665	303,192	411,577	1,988,605
Other interest-earning assets	93,596	--	--	--	--	93,596
Total interest-earning assets	858,228	1,699,998	1,967,169	1,554,010	2,718,891	8,798,296

Interest-bearing liabilities:
Deposits:
Checking(4)	129,468	50,027	112,101	87,918	336,634	716,148
Savings(4)	73,475	14,984	34,549	26,796	148,520	298,324
Money market(4)	194,883	150,554	277,521	154,964	483,998	1,261,920
Certificates	350,912	933,306	912,290	342,653	293	2,539,454
Borrowings(5)	100,000	600,000	795,000	700,000	647,260	2,842,260
Total interest-bearing liabilities	848,738	1,748,871	2,131,461	1,312,331	1,616,705	7,658,106

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$9,490	$(48,873)	$(164,292)	$241,679	$1,102,186	$1,140,190

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities	$9,490	$(39,383)	$(203,675)	$38,004	$1,140,190

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities as a
percent of total Bank assets at
March 31, 2014	0.10%	(0.43)%	(2.23)%	0.42%	12.51%
December 31, 2013	(1.48)	0.72	(5.54)	(3.08)	12.02
September 30, 2013	(0.88)	4.04	(3.47)	(2.87)	12.59

(1)

ARM loans are included in the period in which the rate is next scheduled to adjust or in the period in which repayments are expected to occur, or prepayments are expected to be received, prior to their next rate adjustment, rather than in the period in which the loans are due.  Fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization and prepayment assumptions.  Balances are net of deferred fees and exclude loans 90 or more days delinquent or in foreclosure, which totaled $20.6 million at March 31, 2014.

(2)	Based on contractual maturities, term to call dates or pre-refunding dates as of March 31, 2014, at amortized cost.
(3)	Reflects projected prepayments of MBS, at amortized cost.
(4)

Although the Bank’s checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities.  The decay rates (the assumed rates at which the balances of existing accounts would decline) used on these accounts is based on assumptions developed from our actual experiences with these accounts.  If all of the Bank’s checking, savings and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $1.70 billion, for a cumulative one-year gap of (18.7)% of total assets.

(5)	Borrowings exclude $7.9 million of deferred prepayment penalty costs and $49 thousand of deferred gains on terminated interest rate swap agreements.

The decrease in the one-year gap in the base case at March 31, 2014 compared to December 31, 2013 was due to a decrease in cash flows in the Bank’s investment portfolio, caused by a decrease in the amount of callable investment securities with call options during the upcoming year.  This was somewhat offset by an increase in anticipated cash flows on fixed-rate mortgage-related assets due to lower interest rates at March 31, 2014 compared to interest rates at December 31, 2013.  In addition, at March 31, 2014, more liabilities were projected to reprice over the next 12 months than at December 31, 2013 due to the timing of borrowings scheduled to mature.

If interest rates were to increase 200 basis points, the Bank’s one-year gap would become more negative.  This indicates that cash flows from the Bank’s mortgage-related assets and callable investment securities are projected to decrease over the next 12 months if interest rates were to increase as a result of the diminished economic incentive to prepay mortgages or exercise embedded call option for the debtor.  The +200 basis point gap in this scenario would be negative (4.22)% of total assets at March 31, 2014.

The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates, for major categories of our assets and liabilities as of the date presented.  Yields presented for interest-earning assets include the amortization of fees, costs, premiums and discounts which are considered adjustments to the yield.  The interest rate presented for borrowings is the effective rate, which includes the net impact of the amortization of deferred prepayment penalties resulting from the prepayment of certain FHLB advances and deferred gains related to interest rate swaps previously terminated.

	March 31, 2014
	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Investment securities	$610,768	1.13%	3.5	23.4%	6.8%
MBS - fixed	1,431,243	2.41	4.1	54.7	15.9
MBS - adjustable	573,895	2.29	6.3	21.9	6.4
Total investment securities and MBS	2,615,906	2.08	4.4	100.0%	29.1
Loans receivable:
Fixed-rate one- to four-family:
<= 15 years	1,164,135	3.49	4.2	19.0%	13.0
> 15 years	3,531,611	4.15	6.7	57.8	39.4
All other fixed-rate loans	128,899	4.87	4.6	2.1	1.4
Total fixed-rate loans	4,824,645	4.01	6.0	78.9	53.8

Adjustable-rate one- to four-family:
<= 36 months	393,135	2.39	3.8	6.4	4.4
> 36 months	751,456	2.91	3.4	12.3	8.4
All other adjustable-rate loans	148,204	4.45	1.5	2.4	1.6
Total adjustable-rate loans	1,292,795	2.93	3.3	21.1	14.4
Total loans receivable	6,117,440	3.78	5.5	100.0%	68.2
Capital stock of FHLB	125,829	3.96	2.8		1.4
Cash and cash equivalents	114,835	0.25	--		1.3
Total interest-earning assets	$8,974,010	3.24	5.0		100.0%

Transaction deposits	$2,154,308	0.15	6.8	45.9%	28.8%
Certificates of deposit	2,539,454	1.18	1.4	54.1	33.9
Total deposits	4,693,762	0.71	3.9	100.0%	62.7
Borrowings	2,795,000	2.54	2.9		37.3
Total interest-bearing liabilities	$7,488,762	1.39	3.5		100.0%

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Act”) as of March 31, 2014.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2014, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) identified in connection with the evaluation required by Rule 13a-15(d) of the Act that occurred during the Company’s quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table summarizes our share repurchase activity during the quarter ended March 31, 2014 and additional information regarding our share repurchase program.  In November 2012, the Company announced its Board of Directors approved a $175.0 million stock repurchase program.  This plan has no expiration date.

				Approximate
	Total		Total Number of	Dollar Value of
	Number of	Average	Shares Purchased	Shares that May
	Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plans
January 1, 2014 through
January 31, 2014	2,163,600	$11.99	2,163,600	$96,674,417
February 1, 2014 through
February 28, 2014	1,990,683	11.95	1,990,683	72,886,472
March 1, 2014 through
March 31, 2014	36,912	12.08	36,912	72,440,747
Total	4,191,195	11.97	4,191,195	72,440,747

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: May 5, 2014	By: /s/ John B. Dicus
John B. Dicus, Chairman, President and Chief Executive Officer

Date: May 5, 2014	By: /s/ Kent G. Townsend
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

The following information from the Company’s Quarterly Report on Form 10-Q for the three and six months ended March 31, 2014, filed with the SEC on May 5, 2014, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at March 31, 2014 and September 30, 2013, (ii) Consolidated Statements of Income for the three and six months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2014 and 2013, (iv) Consolidated Statement of Stockholders’ Equity for the six months ended March 31, 2014, (v) Consolidated Statements of Cash Flows for the six months ended March 31, 2014 and 2013, and (vi) Notes to the Unaudited Consolidated Financial Statements

*No statement is provided because the computation of per share earnings can be clearly determined from the Financial Statements included in this report.