Form 10-Q
period 2014-06-30
Capitol Federal Financial Inc
filed 2014-08-01
CIK 1490906

UNITED STATES SECURITIES

 AND EXCHANGE COMMISSION

Washington, D.C.    20549

_________________

Form 10-Q

_________________

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of July 23, 2014, there were 142,036,503 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	June 30,	September 30,
	2014	2013
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $74,760 and $99,735)	$88,424	$113,886
Securities:
Available-for-sale (“AFS”) at estimated fair value (amortized cost of $845,958 and $1,058,283)	857,372	1,069,967
Held-to-maturity (“HTM”) at amortized cost (estimated fair value of $1,663,917 and $1,741,846)	1,637,043	1,718,023
Loans receivable, net (allowance for credit losses (“ACL”) of $9,082 and $8,822)	6,132,520	5,958,868
Bank-owned life insurance (“BOLI”)	60,496	59,495
Federal Home Loan Bank (“FHLB”) stock, at cost	112,876	128,530
Accrued interest receivable	23,235	23,596
Premises and equipment, net	69,794	70,112
Other assets	49,279	43,972
TOTAL ASSETS	$9,031,039	$9,186,449

LIABILITIES:
Deposits	$4,654,862	$4,611,446
FHLB borrowings	2,468,420	2,513,538
Repurchase agreements	320,000	320,000
Advance payments by borrowers for taxes and insurance	35,436	57,392
Income taxes payable	2,184	108
Deferred income tax liabilities, net	21,905	20,437
Accounts payable and accrued expenses	29,325	31,402
Total liabilities	7,532,132	7,554,323

STOCKHOLDERS’ EQUITY:
Preferred stock ($0.01 par value) 100,000,000 shares authorized; no shares issued or outstanding	--	--
Common stock ($0.01 par value) 1,400,000,000 shares authorized; 142,359,003 and 147,840,268
shares issued and outstanding as of June 30, 2014 and September 30, 2013, respectively	1,424	1,478
Additional paid-in capital	1,191,911	1,235,781
Unearned compensation, Employee Stock Ownership Plan (“ESOP”)	(43,364)	(44,603)
Retained earnings	341,836	432,203
Accumulated other comprehensive income (“AOCI”), net of tax	7,100	7,267
Total stockholders’ equity	1,498,907	1,632,126
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,031,039	$9,186,449

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
INTEREST AND DIVIDEND INCOME:
Loans receivable	$57,474	$56,627	$171,539	$172,030
Mortgage-backed securities (“MBS”)	11,206	13,419	34,765	43,048
Investment securities	1,739	2,439	5,674	7,761
FHLB stock	1,452	1,151	3,877	3,384
Cash and cash equivalents	50	39	157	108
Total interest and dividend income	71,921	73,675	216,012	226,331

INTEREST EXPENSE:
FHLB borrowings	14,826	17,377	47,000	53,914
Deposits	8,124	9,009	24,523	28,202
Repurchase agreements	2,773	2,885	8,319	9,861
Total interest expense	25,723	29,271	79,842	91,977

NET INTEREST INCOME	46,198	44,404	136,170	134,354

PROVISION FOR CREDIT LOSSES	307	(800)	982	(567)

NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	45,891	45,204	135,188	134,921

NON-INTEREST INCOME:
Retail fees and charges	3,792	3,856	11,056	11,369
Insurance commissions	827	787	2,589	2,337
Loan fees	367	427	1,221	1,312
Income from BOLI	333	377	1,001	1,120
Other non-interest income	300	374	979	1,395
Total non-interest income	5,619	5,821	16,846	17,533

(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
NON-INTEREST EXPENSE:
Salaries and employee benefits	$10,929	$12,137	$32,379	$36,473
Occupancy	2,479	2,427	7,662	7,136
Information technology and communications	2,373	2,293	6,985	6,723
Regulatory and outside services	1,437	1,391	3,990	4,435
Deposit and loan transaction costs	1,326	1,286	3,976	4,207
Federal insurance premium	1,078	1,107	3,264	3,337
Advertising and promotional	942	1,186	2,825	3,222
Other non-interest expense	1,816	1,775	5,914	6,027
Total non-interest expense	22,380	23,602	66,995	71,560

INCOME BEFORE INCOME TAX EXPENSE	29,130	27,423	85,039	80,894

INCOME TAX EXPENSE	9,147	9,428	27,555	27,621

NET INCOME	$19,983	$17,995	$57,484	$53,273

Basic earnings per share	$0.14	$0.13	$0.41	$0.37
Diluted earnings per share	$0.14	$0.13	$0.41	$0.37
Dividends declared per share	$0.33	$0.08	$0.91	$0.93

Basic weighted average common shares	138,331,681	143,262,534	140,246,658	145,518,110
Diluted weighted average common shares	138,334,404	143,263,324	140,247,794	145,518,222

(Concluded)

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$19,983	$17,995	$57,484	$53,273
Other comprehensive income (loss), net of tax:
Changes in unrealized holding gains/(losses) on AFS securities, net of deferred income tax (benefits) expenses of $(1,260) and
$6,390 for the three months ended June 30, 2014 and 2013,
respectively, and $103 and $10,297 for the nine months ended
June 30, 2014 and 2013, respectively	2,074	(10,516)	(167)	(16,942)
Comprehensive income	$22,057	$7,479	$57,317	$36,331

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands, except per share data)

		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders’
	Stock	Capital	ESOP	Earnings	AOCI	Equity

Balance at October 1, 2013	$1,478	$1,235,781	$(44,603)	$432,203	$7,267	$1,632,126
Net income				57,484		57,484
Other comprehensive income (loss), net of tax					(167)	(167)
ESOP activity, net		277	1,239			1,516
Restricted stock activity, net		119				119
Stock-based compensation		1,617				1,617
Repurchase of common stock	(55)	(46,293)		(19,997)		(66,345)
Stock options exercised	1	410				411
Dividends on common stock to
stockholders ($0.91 per share)				(127,854)		(127,854)
Balance at June 30, 2014	$1,424	$1,191,911	$(43,364)	$341,836	$7,100	$1,498,907

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Nine Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,484	$53,273
Adjustments to reconcile net income to net cash provided by
operating activities:
FHLB stock dividends	(3,877)	(3,384)
Provision for credit losses	982	(567)
Originations of loans receivable held-for-sale (“LHFS”)	(1,325)	(4,996)
Proceeds from sales of LHFS	1,998	5,527
Amortization and accretion of premiums and discounts on securities	4,502	6,640
Depreciation and amortization of premises and equipment	4,704	3,980
Amortization of deferred amounts related to FHLB advances, net	4,882	6,158
Common stock committed to be released for allocation - ESOP	1,516	4,922
Stock-based compensation	1,617	2,123
Changes in:
Prepaid federal insurance premium	--	11,802
Accrued interest receivable	361	1,666
Other assets, net	2,014	(3,791)
Income taxes payable/receivable	3,766	3,901
Accounts payable and accrued expenses	(11,983)	(12,684)
Net cash provided by operating activities	66,641	74,570

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(120,817)	(408,497)
Purchase of HTM securities	(164,128)	(420,501)
Proceeds from calls, maturities and principal reductions of AFS securities	332,841	620,620
Proceeds from calls, maturities and principal reductions of HTM securities	240,907	482,352
Proceeds from the redemption of FHLB stock	22,387	4,524
Purchases of FHLB stock	(2,856)	(2,391)
Net increase in loans receivable	(177,483)	(189,051)
Purchases of premises and equipment	(5,036)	(10,802)
Proceeds from sales of other real estate owned (“OREO”)	3,888	7,770
Net cash provided by investing activities	129,703	84,024

		(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Nine Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	$(127,854)	$(136,121)
Deposits, net of withdrawals	43,416	77,793
Proceeds from borrowings	644,477	875,535
Repayments on borrowings	(694,477)	(875,535)
Change in advance payments by borrowers for taxes and insurance	(21,956)	(21,310)
Repurchase of common stock	(65,823)	(89,374)
Stock options exercised	411	--
Net cash used in financing activities	(221,806)	(169,012)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(25,462)	(10,418)

CASH AND CASH EQUIVALENTS:
Beginning of period	113,886	141,705
End of period	$88,424	$131,287

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$23,790	$23,718
Interest payments	$75,705	$87,171

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  The ASU clarifies principles for recognizing revenue and provides a common revenue standard for GAAP and International Financial Reporting Standards.  Additionally, the ASU provides implementation guidance on several topics and requires entities to disclose both quantitative and qualitative information regarding contracts with customers.  ASU 2014-09 is effective for fiscal years beginning after December 15, 2016, which is October 1, 2017 for the Company, and can be applied using either a retrospective or cumulative-effect transition method.  Early adoption is not permitted.  The Company has not yet completed its evaluation of this ASU.

In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  The ASU makes limited amendments to the current guidance on accounting for certain repurchase agreements.  The ASU also expands disclosure requirements for certain transfers of financial assets accounted for as sales or as secured borrowings.  The accounting changes in ASU 2014-11 are effective for the first quarterly period or fiscal year beginning after December 15, 2014, which is January 1, 2015 for the Company, and should be applied using a cumulative-effect transition method.  The expanded disclosure requirements for ASU 2014-11 are effective for fiscal years beginning after December 15, 2014, and for quarterly periods beginning after March 15, 2015, which is April 1, 2015 for the Company.  The Company accounts for its repurchase agreements as secured borrowings; therefore, the accounting requirements of ASU 2014-11 are not expected to have an impact on its financial condition or results of operations when adopted.

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

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Net income	$19,983	$17,995	$57,484	$53,273
Income allocated to participating securities	(41)	(50)	(135)	(161)
Net income available to common stockholders	$19,942	$17,945	$57,349	$53,112

Average common shares outstanding	138,248,629	142,985,022	140,205,057	145,379,101
Average committed ESOP shares outstanding	83,052	277,512	41,601	139,009
Total basic average common shares outstanding	138,331,681	143,262,534	140,246,658	145,518,110

Effect of dilutive stock options	2,723	790	1,136	112

Total diluted average common shares outstanding	138,334,404	143,263,324	140,247,794	145,518,222

Net earnings per share:
Basic	$0.14	$0.13	$0.41	$0.37
Diluted	$0.14	$0.13	$0.41	$0.37

Antidilutive stock options, excluded
from the diluted average common shares
outstanding calculation	2,052,485	2,444,932	2,064,175	2,465,393

3.   Securities

The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS and HTM securities at the dates presented.  The majority of the MBS and investment securities portfolios are composed of securities issued by U.S. government-sponsored enterprises (“GSEs”).

	June 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$554,821	$439	$4,829	$550,431
MBS	287,496	15,994	47	303,443
Trust preferred securities	2,524	--	168	2,356
Municipal bonds	1,117	25	--	1,142
	845,958	16,458	5,044	857,372
HTM:
MBS	1,600,567	36,503	10,332	1,626,738
Municipal bonds	36,476	719	16	37,179
	1,637,043	37,222	10,348	1,663,917
	$2,483,001	$53,680	$15,392	$2,521,289

	September 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$709,118	$996	$7,886	$702,228
MBS	345,263	18,701	--	363,964
Trust preferred securities	2,594	--	171	2,423
Municipal bonds	1,308	44	--	1,352
	1,058,283	19,741	8,057	1,069,967
HTM:
MBS	1,683,744	39,878	16,984	1,706,638
Municipal bonds	34,279	943	14	35,208
	1,718,023	40,821	16,998	1,741,846
	$2,776,306	$60,562	$25,055	$2,811,813

The following tables summarize the estimated fair value and gross unrealized losses of those securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	June 30, 2014
	Less Than			Equal to or Greater
	12 Months			Than 12 Months
		Estimated	Unrealized		Estimated	Unrealized
	Count	Fair Value	Losses	Count	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	3	$74,660	$94	18	$403,920	$4,735
MBS	2	12,501	46	1	35	1
Trust preferred securities	--	--	--	1	2,356	168
	5	$87,161	$140	20	$406,311	$4,904

HTM:
MBS	7	$119,381	$501	26	$439,796	$9,831
Municipal bonds	6	2,971	11	1	741	5
	13	$122,352	$512	27	$440,537	$9,836

	September 30, 2013
	Less Than			Equal to or Greater
	12 Months			Than 12 Months
		Estimated	Unrealized		Estimated	Unrealized
	Count	Fair Value	Losses	Count	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	19	$426,482	$7,213	1	$24,327	$673
Trust preferred securities	--	--	--	1	2,423	171
	19	$426,482	$7,213	2	$26,750	$844

HTM:
MBS	40	$710,291	$16,984	--	$--	$--
Municipal bonds	3	1,299	14	--	--	--
	43	$711,590	$16,998	--	$--	$--

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

The unrealized losses at June 30, 2014 and September 30, 2013, excluding the trust preferred security discussed below, are primarily a result of an increase in market yields from the time the securities were purchased.  In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase.  Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired.  Additionally, the impairment is also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities, nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity.  As a result of the analysis, management does not believe any other-than-temporary impairments existed at June 30, 2014 or September 30, 2013.

The unrealized losses related to the trust preferred security held by the Bank at June 30, 2014 and September 30, 2013 were primarily a result of a decrease in the security’s credit rating since the time of purchase.  Management reviews the underlying cash flows of this security on a quarterly basis.  As of June 30, 2014 and September 30, 2013, the cash flow analysis indicated the present value of future expected cash flows are adequate to recover the entire amortized cost.  In January 2014, five federal agencies, including the Office of the Comptroller of the Currency (“OCC”) and the SEC, approved an interim final rule permitting banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Volcker Rule”).    The final rule became effective on April 1, 2014.  The Bank’s trust preferred security is included on the non-exclusive list of issuers that meet the requirements of the interim and final rule (provided by the federal banking agencies) and is therefore exempt from the provisions of the Volcker Rule.    Based on this, management neither intends to sell this security, nor is it more likely than not that the Company will be required to sell the security before the recovery of the remaining amortized cost amount, which could be at maturity.  Based on its analysis, management does not believe any other-than-temporary impairments existed related to the trust preferred security at June 30, 2014 or September 30, 2013.

Maturities of MBS depend on the repayment characteristics and experience of the underlying financial instruments.  Actual maturities of MBS may differ from contractual maturities because borrowers have the right to prepay obligations, generally without penalties.  Additionally, issuers of callable investment securities have the right to call and prepay obligations with or without prepayment penalties prior to the maturity dates of the securities.  The amortized cost and estimated fair value of securities by remaining contractual maturity, without consideration for call features or pre-refunding dates, as of June 30, 2014 are shown below.

	AFS		HTM
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
One year or less	$200	$202	$5,414	$5,451
One year through five years	510,931	508,456	81,251	85,476
Five years through ten years	131,298	135,501	458,521	461,267
Ten years and thereafter	203,529	213,213	1,091,857	1,111,723
	$845,958	$857,372	$1,637,043	$1,663,917

The following table presents the carrying value of MBS in our portfolio by issuer at the dates presented.

	June 30, 2014	September 30, 2013
	(Dollars in thousands)
Federal National Mortgage Association (“FNMA”)	$1,108,947	$1,250,948
Federal Home Loan Mortgage Corporation (“FHLMC”)	632,224	629,216
Government National Mortgage Association	162,839	167,544
	$1,904,010	$2,047,708

The following table presents the taxable and non-taxable components of interest income on investment securities for the time periods presented.

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Taxable	$1,508	$2,143	$4,947	$6,828
Non-taxable	231	296	727	933
	$1,739	$2,439	$5,674	$7,761

The following table summarizes the amortized cost and estimated fair value of securities pledged as collateral as of the dates presented.

	June 30, 2014		September 30, 2013
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Repurchase agreements	$347,536	$361,377	$353,648	$364,593
Public unit deposits	312,142	316,412	272,016	274,917
Federal Reserve Bank	27,929	28,906	34,261	35,477
	$687,607	$706,695	$659,925	$674,987

4.   Loans Receivable and Allowance for Credit Losses

Loans receivable, net at the dates presented is summarized as follows:

	June 30, 2014	September 30, 2013
	(Dollars in thousands)
Real estate loans:
One- to four-family	$5,890,819	$5,743,047
Multi-family and commercial	62,038	50,358
Construction	108,652	77,743
Total real estate loans	6,061,509	5,871,148

Consumer loans:
Home equity	130,645	135,028
Other	4,960	5,623
Total consumer loans	135,605	140,651

Total loans receivable	6,197,114	6,011,799

Less:
Undisbursed loan funds	58,067	42,807
ACL	9,082	8,822
Discounts/unearned loan fees	23,812	23,057
Premiums/deferred costs	(26,367)	(21,755)
	$6,132,520	$5,958,868

Lending Practices and Underwriting Standards –  Originating and purchasing loans secured by one- to four-family residential properties is the Bank’s primary lending business, resulting in a loan concentration in residential first mortgage loans.  The Bank purchases one- to four-family loans, on a loan-by-loan basis, from a select group of correspondent lenders and, periodically, purchases whole one- to four-family loans in bulk packages from nationwide and correspondent lenders.  The Bank also originates consumer loans, commercial and multi-family real estate loans, and construction loans secured by residential, multi-family or commercial real estate.  As a result of our one- to four-family lending activities, the Bank has a concentration of loans secured by real property located in Kansas and Missouri.

One- to four-family loans – Full documentation to support an applicant’s credit and income, and sufficient funds to cover all applicable fees and reserves at closing, are required on all loans.  Loans are underwritten according to the “ability to repay” and “qualified mortgage” standards, as issued by the Consumer Financial Protection Bureau (“CFPB”), with total debt-to-income ratios not exceeding 43% of a borrower’s verified income.  Properties securing one- to four-family loans are appraised by either staff appraisers or fee appraisers, both of which are independent of the loan origination function and approved by our Board of Directors.

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

Multi-family and commercial loans – The Bank’s multi-family, commercial real estate, and commercial construction loans are originated by the Bank or are in participation with a lead bank.  These loans are granted based on the income producing potential of the property and the financial strength of the borrower and/or guarantor.  At the time of origination, loan-to-value (“LTV”) ratios on multi-family, commercial real estate, and commercial construction loans cannot exceed 80% of the appraised value of the property securing the loans.  The net operating income, which is the income derived from the operation of the property less all operating expenses, must be in excess of the required payments related to the outstanding debt at the time of origination.  The Bank generally requires personal guarantees from the borrowers covering a portion of the debt in addition to the security property as collateral for these loans.  Appraisals on properties securing these loans are performed by independent state certified fee appraisers.

Consumer loans – The Bank offers a variety of secured consumer loans, including home equity loans and lines of credit, home improvement loans, auto loans, and loans secured by savings deposits.  The Bank also originates a very limited amount of unsecured loans.  The Bank does not originate any consumer loans on an indirect basis, such as contracts purchased from retailers of goods or services which have extended credit to their customers.  The majority of the consumer loan portfolio is comprised of home equity lines of credit for which the Bank also has the first mortgage or the home equity line of credit is in the first lien position.

The underwriting standards for consumer loans include a determination of an applicant’s payment history on other debts and an assessment of an applicant’s ability to meet existing obligations and payments on the proposed loan.  Although creditworthiness of an applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security in relation to the proposed loan amount.

Credit Quality Indicators – Based on the Bank’s lending emphasis and underwriting standards, management has segmented the loan portfolio into three segments: (1) one- to four-family loans; (2) consumer loans; and (3) multi-family and commercial loans.  The one- to four-family and consumer segments are further segmented into classes for purposes of providing disaggregated information about the credit quality of the loan portfolio.  The classes are:  one- to four-family loans – originated, one- to four-family loans – purchased, consumer loans – home equity, and consumer loans – other.

The Bank’s primary credit quality indicators for the one- to four-family loan and consumer – home equity loan portfolios are delinquency status, asset classifications, LTV ratios, and borrower credit scores.  The Bank’s primary credit quality indicators for the multi-family and commercial loan and consumer – other loan portfolios are delinquency status and asset classifications.

The following tables present the recorded investment, by class, in loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, total current loans, and total recorded investment at the dates presented.  The recorded investment in loans is defined as the unpaid principal balance of a loan (net of unadvanced funds related to loans in process), less charge-offs and inclusive of unearned loan fees and deferred costs.  At June 30, 2014 and September 30, 2013, all loans 90 or more days delinquent were on nonaccrual status.  At June 30, 2014 and September 30, 2013, the balance of loans on nonaccrual status was $26.3 million and $26.4 million, respectively.

	June 30, 2014
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family loans - originated	$15,704	$8,414	$24,118	$5,319,093	$5,343,211
One- to four-family loans - purchased	6,915	8,388	15,303	569,584	584,887
Multi-family and commercial loans	--	--	--	77,899	77,899
Consumer - home equity	628	345	973	129,672	130,645
Consumer - other	40	24	64	4,896	4,960
	$23,287	$17,171	$40,458	$6,101,144	$6,141,602

	September 30, 2013
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family loans - originated	$18,889	$9,379	$28,268	$5,092,581	$5,120,849
One- to four-family loans - purchased	7,842	9,695	17,537	631,050	648,587
Multi-family and commercial loans	--	--	--	57,603	57,603
Consumer - home equity	848	485	1,333	133,695	135,028
Consumer - other	35	5	40	5,583	5,623
	$27,614	$19,564	$47,178	$5,920,512	$5,967,690

In accordance with the Bank’s asset classification policy, management regularly reviews the problem loans in the Bank’s portfolio to determine whether any loans require classification.  Loan classifications are defined as follows:

•

Special mention – These loans are performing loans on which known information about the collateral pledged or the possible credit problems of the borrower(s) have caused management to have doubts as to the ability of the borrower(s) to comply with present loan repayment terms and which may result in the future inclusion of such loans in the non-performing loan categories.

•

Substandard – A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard loans include those characterized by the distinct possibility the Bank will sustain some loss if the deficiencies are not corrected.

•

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses present make collection or liquidation in full on the basis of currently existing facts and conditions and values highly questionable and improbable.

•	Loss – Loans classified as loss are considered uncollectible and of such little value that their continuance as assets on the books is not warranted.

The following table sets forth the recorded investment in loans classified as special mention or substandard, by class, at the dates presented.  Special mention and substandard loans are included in the formula analysis model if the loan is not individually evaluated for loss.  Loans classified as doubtful or loss are individually evaluated for loss.  At the dates presented, there were no loans classified as doubtful, and all loans classified as loss were fully charged-off.

	June 30, 2014		September 30, 2013
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family - originated	$21,099	$28,970	$29,359	$27,761
One- to four-family - purchased	2,331	12,706	1,871	14,195
Multi-family and commercial	--	--	1,976	--
Consumer - home equity	171	868	87	819
Consumer - other	--	24	--	13
	$23,601	$42,568	$33,293	$42,788

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

	June 30, 2014		September 30, 2013
	Credit Score	LTV	Credit Score	LTV
One- to four-family - originated	765	65%	762	65%
One- to four-family - purchased	749	67	747	67
Consumer - home equity	750	19	746	19
	763	64	760	64

Troubled Debt Restructurings (“TDRs”) – The following tables present the recorded investment prior to restructuring and immediately after restructuring in all loans restructured during the periods presented.  These tables do not reflect the recorded investment at the end of the periods indicated.  Any increase in the recorded investment at the time of the restructuring was generally due to the capitalization of delinquent interest and/or escrow balances.

	For the Three Months Ended			For the Nine Months Ended
	June 30, 2014			June 30, 2014
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family loans - originated	36	$5,438	$5,461	105	$13,510	$13,534
One- to four-family loans - purchased	3	642	644	5	840	842
Multi-family and commercial loans	--	--	--	--	--	--
Consumer - home equity	1	20	20	6	100	101
Consumer - other	--	--	--	--	--	--
	40	$6,100	$6,125	116	$14,450	$14,477

	For the Three Months Ended			For the Nine Months Ended
	June 30, 2013			June 30, 2013
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family loans - originated	37	$6,248	$6,284	137	$25,652	$25,791
One- to four-family loans - purchased	1	581	581	8	2,119	2,161
Multi-family and commercial loans	--	--	--	2	82	79
Consumer - home equity	4	97	100	11	253	261
Consumer - other	--	--	--	--	--	--
	42	$6,926	$6,965	158	$28,106	$28,292

The following table provides information on TDRs restructured within the last 12 months that became delinquent during the periods presented.

	For the Three Months Ended				For the Nine Months Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
	Number		Number		Number		Number
	of	Recorded	of	Recorded	of	Recorded	of	Recorded
	Contracts	Investment	Contracts	Investment	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
One- to four-family loans - originated	13	$1,818	12	$805	29	$3,299	29	$2,316
One- to four-family loans - purchased	1	442	2	156	3	780	6	1,270
Multi-family and commercial loans	--	--	--	--	--	--	--	--
Consumer - home equity	1	29	--	--	2	56	2	7
Consumer - other	--	--	1	10	--	--	1	10
	15	$2,289	15	$971	34	$4,135	38	$3,603

Impaired loans – The following information pertains to impaired loans, by class, as of the dates presented.  A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.

	June 30, 2014			September 30, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	ACL	Investment	Balance	ACL
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$14,310	$14,965	$--	$12,950	$13,543	$--
One- to four-family - purchased	13,454	16,317	--	13,882	16,645	--
Multi-family and commercial	--	--	--	--	--	--
Consumer - home equity	625	914	--	577	980	--
Consumer - other	20	27	--	2	7	--
	28,409	32,223	--	27,411	31,175	--
With an allowance recorded
One- to four-family - originated	24,888	24,975	111	35,520	35,619	209
One- to four-family - purchased	1,475	1,450	29	2,034	2,015	29
Multi-family and commercial	--	--	--	73	74	2
Consumer - home equity	510	510	37	492	492	78
Consumer - other	4	4	--	11	11	1
	26,877	26,939	177	38,130	38,211	319
Total
One- to four-family - originated	39,198	39,940	111	48,470	49,162	209
One- to four-family - purchased	14,929	17,767	29	15,916	18,660	29
Multi-family and commercial	--	--	--	73	74	2
Consumer - home equity	1,135	1,424	37	1,069	1,472	78
Consumer - other	24	31	--	13	18	1
	$55,286	$59,162	$177	$65,541	$69,386	$319

The following information pertains to impaired loans, by class, for the periods presented.

	For the Three Months Ended				For the Nine Months Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$14,012	$110	$11,116	$89	$13,448	$307	$9,298	$228
One- to four-family - purchased	13,636	55	14,537	45	13,549	147	14,916	141
Multi-family and commercial	--	--	--	--	--	--	--	--
Consumer - home equity	583	8	554	8	578	25	577	31
Consumer - other	7	--	18	--	5	--	23	--
	28,238	173	26,225	142	27,580	479	24,814	400
With an allowance recorded
One- to four-family - originated	25,704	261	38,383	377	29,425	875	41,236	1,282
One- to four-family - purchased	1,839	13	1,904	13	2,354	41	2,087	59
Multi-family and commercial	--	--	76	1	22	1	54	2
Consumer - home equity	524	6	541	6	564	17	521	18
Consumer - other	12	--	15	--	13	--	25	1
	28,079	280	40,919	397	32,378	934	43,923	1,362
Total
One- to four-family - originated	39,716	371	49,499	466	42,873	1,182	50,534	1,510
One- to four-family - purchased	15,475	68	16,441	58	15,903	188	17,003	200
Multi-family and commercial	--	--	76	1	22	1	54	2
Consumer - home equity	1,107	14	1,095	14	1,142	42	1,098	49
Consumer - other	19	--	33	--	18	--	48	1
	$56,317	$453	$67,144	$539	$59,958	$1,413	$68,737	$1,762

Allowance for credit losses – The following is a summary of ACL activity, by segment, for the periods presented, and the ending balance of ACL based on the Company’s impairment methodology.  Of the  $1.3 million of net charge-offs during the nine months ended June 30,  2013,  $378 thousand was due to loans that were primarily discharged in a prior fiscal year under Chapter 7 bankruptcy that had to be, pursuant to OCC reporting requirements, evaluated for collateral value loss, even if they were current.

	For the Three Months Ended June 30, 2014
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$6,737	$1,817	$8,554	$143	$270	$8,967
Charge-offs	(144)	(149)	(293)	--	(15)	(308)
Recoveries	--	64	64	--	52	116
Provision for credit losses	(394)	749	355	18	(66)	307
Ending balance	$6,199	$2,481	$8,680	$161	$241	$9,082

	For the Nine Months Ended June 30, 2014
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$5,771	$2,486	$8,257	$185	$380	$8,822
Charge-offs	(284)	(536)	(820)	--	(34)	(854)
Recoveries	1	64	65	--	67	132
Provision for credit losses	711	467	1,178	(24)	(172)	982
Ending balance	$6,199	$2,481	$8,680	$161	$241	$9,082

	For the Three Months Ended June 30, 2013
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$6,002	$3,495	$9,497	$208	$367	$10,072
Charge-offs	(60)	--	(60)	--	(111)	(171)
Recoveries	13	118	131	--	7	138
Provision for credit losses	(202)	(677)	(879)	(34)	113	(800)
Ending balance	$5,753	$2,936	$8,689	$174	$376	$9,239

	For the Nine Months Ended June 30, 2013
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$6,074	$4,453	$10,527	$219	$354	$11,100
Charge-offs	(563)	(685)	(1,248)	--	(246)	(1,494)
Recoveries	13	160	173	--	27	200
Provision for credit losses	229	(992)	(763)	(45)	241	(567)
Ending balance	$5,753	$2,936	$8,689	$174	$376	$9,239

The following is a summary of the loan portfolio and related ACL balances, at the dates presented, by loan portfolio segment disaggregated by the Company’s impairment method.  There was no ACL for loans individually evaluated for impairment at either date as all potential losses were charged-off.

	June 30, 2014
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$5,328,901	$571,433	$5,900,334	$77,899	$134,960	$6,113,193
Recorded investment in loans
individually evaluated for impairment	14,310	13,454	27,764	--	645	28,409
	$5,343,211	$584,887	$5,928,098	$77,899	$135,605	$6,141,602
ACL for loans collectively evaluated
for impairment	$6,199	$2,481	$8,680	$161	$241	$9,082

	September 30, 2013
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$5,107,899	$634,705	$5,742,604	$57,603	$140,072	$5,940,279
Recorded investment in loans
individually evaluated for impairment	12,950	13,882	26,832	--	579	27,411
	$5,120,849	$648,587	$5,769,436	$57,603	$140,651	$5,967,690
ACL for loans collectively evaluated
for impairment	$5,771	$2,486	$8,257	$185	$380	$8,822

5.   Fair Value of Financial Instruments

Fair Value Measurements – The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures in accordance with Accounting Standard Codification (“ASC”) 820 and ASC 825.  The Company did not have any liabilities that were measured at fair value at June 30, 2014 or September 30, 2013.  The Company’s AFS securities are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as OREO and loans individually evaluated for impairment.  These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.

The Company groups its assets at fair value in three levels based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value.  These levels are:

•	Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.
•

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market.  These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include the use of option pricing models, discounted cash flow models, and similar techniques.  The results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability.

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

AFS Securities – The Company’s AFS securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders’ equity.  The majority of the securities within the AFS portfolio were issued by GSEs.  The Company primarily uses prices obtained from third party pricing services and recent trades to determine the fair value of its securities.  The Company’s major security types, based on the nature and risks of the securities, are:

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

	June 30, 2014
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)(1)
	(Dollars in thousands)
AFS Securities:
GSE debentures	$550,431	$--	$550,431	$--
MBS	303,443	--	303,443	--
Trust preferred securities	2,356	--	--	2,356
Municipal bonds	1,142	--	1,142	--
	$857,372	$--	$855,016	$2,356

	September 30, 2013
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)(2)
	(Dollars in thousands)
AFS Securities:
GSE debentures	$702,228	$--	$702,228	$--
MBS	363,964	--	363,964	--
Municipal bonds	1,352	--	1,352	--
Trust preferred securities	2,423	--	--	2,423
	$1,069,967	$--	$1,067,544	$2,423

(1)

The Company’s Level 3 AFS securities had no activity during the nine months ended June 30, 2014, except for principal repayments of $106 thousand and reductions in net unrealized losses recognized in other comprehensive income.  Reductions in net unrealized losses included in other comprehensive income for the nine months ended June 30, 2014 were $1 thousand.

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

Loans Receivable – The balance of loans individually evaluated for impairment at June 30, 2014 and September 30, 2013 was $28.4 million and $27.3 million, respectively.  Substantially all of these loans were secured by residential real estate and were individually evaluated to ensure that the carrying value of the loan was not in excess of the fair value of the collateral, less estimated selling costs.  When no impairment is indicated, the carrying amount is considered to approximate fair value.  Fair values were estimated through current appraisals or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  Based on this evaluation, the Bank charged-off any loss amounts at June 30, 2014 and September 30, 2013; therefore, there was no ACL related to these loans.

OREO – OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower-of-cost or fair value.  Fair value is estimated through current appraisals or listing prices, less estimated selling costs.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  The fair value of OREO at June 30, 2014 and September 30, 2013 was $3.3 million and $3.9 million, respectively.

The following tables provide the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at the dates presented.

	June 30, 2014
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Loans individually evaluated for impairment	$28,354	$--	$--	$28,354
OREO	3,278	--	--	3,278
	$31,632	$--	$--	$31,632

	September 30, 2013
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Loans individually evaluated for impairment	$27,327	$--	$--	$27,327
OREO	3,882	--	--	3,882
	$31,209	$--	$--	$31,209

Fair Value Disclosures – The Company determined estimated fair value amounts using available market information and from a variety of valuation methodologies.  However, considerable judgment is required to interpret market data to develop the estimates of fair value.  Accordingly, the estimates presented are not necessarily indicative of the amount the Company could realize in a current market exchange.  The use of different market assumptions and estimation methodologies may have a material impact on the estimated fair value amounts.  The fair value estimates presented herein were based on pertinent information available to management as of the dates presented.

The carrying amounts and estimated fair values of the Company’s financial instruments, at the dates presented, were as follows:

	June 30, 2014		September 30, 2013
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$88,424	$88,424	$113,886	$113,886
AFS securities	857,372	857,372	1,069,967	1,069,967
HTM securities	1,637,043	1,663,917	1,718,023	1,741,846
Loans receivable	6,132,520	6,352,851	5,958,868	6,132,239
BOLI	60,496	60,496	59,495	59,495
FHLB stock	112,876	112,876	128,530	128,530
OREO	3,278	3,278	3,882	3,882
Liabilities:
Deposits	4,654,862	4,680,230	4,611,446	4,646,263
FHLB borrowings	2,468,420	2,537,909	2,513,538	2,599,749
Repurchase agreements	320,000	329,941	320,000	333,749

The following methods and assumptions were used to estimate the fair value of the financial instruments:

Cash and Cash Equivalents – The carrying amounts of cash and cash equivalents are considered to approximate their fair value due to the nature of the financial assets.   (Level 1)

HTM Securities – Estimated fair values of securities are based on one of three methods: (1) quoted market prices where available; (2) quoted market prices for similar instruments if quoted market prices are not available; (3) unobservable data that represents the Bank’s assumptions about items that market participants would consider in determining fair value where no market data is available.  HTM securities are carried at amortized cost.   (Level 2)

Loans Receivable – The fair value of one- to four-family mortgages and home equity loans are generally estimated using the present value of expected future cash flows, assuming future prepayments and using discount factors determined by prices obtained from securitization markets, less a discount for the cost of servicing and lack of liquidity. The estimated fair value of the Bank’s multi-family, commercial, and consumer loans are based on the expected future cash flows assuming future prepayments and discount factors based on current offering rates.  (Level 3)

BOLI – The carrying value of BOLI is considered to approximate its fair value due to the nature of the financial asset.  (Level 1)

FHLB stock – The carrying value and estimated fair value of FHLB stock equals cost, which is based on redemption at par value.  (Level 1)

Deposits – The estimated fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date.  The estimated fair value of these deposits at June 30, 2014 and September 30, 2013 was $2.13 billion and $2.07 billion, respectively.  (Level 1)  The fair value of certificates of deposit is estimated by discounting future cash flows using current London Interbank Offered Rates  (“LIBOR”).  The estimated fair value of certificates of deposit at June 30, 2014 and September 30, 2013 was $2.55 billion and $2.58 billion, respectively.  (Level 2)

FHLB borrowings and Repurchase Agreements – The fair value of fixed-maturity borrowed funds is estimated by discounting estimated future cash flows using current offer rates.  (Level 2)

6.   Subsequent Events

In preparing these financial statements, management has evaluated events occurring subsequent to June 30, 2014 for potential recognition and disclosure.  There have been no material events or transactions which would require adjustments to the consolidated financial statements at June 30, 2014.

On July 29, 2014, the Company announced that the Bank intends to implement a leverage strategy during the fourth quarter of fiscal year 2014.  The leverage strategy involves borrowing from the FHLB up to $2.10 billion on the Bank’s line of credit.  The borrowing will consist of two leverage tiers.  The first $800.0 million is intended to remain borrowed on the line of credit for an extended period of time while the additional $1.30 billion will be borrowed in the first days of each quarter and paid off prior to the end of each quarter.  Per FHLB policy, the Bank is required to purchase 4.5% of the amount borrowed in FHLB stock.  The proceeds of the borrowings, net of FHLB stock purchased, will be deposited at the Federal Reserve Bank of Kansas City.  Under current conditions, this leverage strategy will increase pre-tax income approximately $4.5 million annually.  Per the FHLB’s lending guidelines, total FHLB borrowings cannot exceed 40% of Bank assets without the pre-approval of the FHLB president.  The leverage strategy will likely result in FHLB borrowings exceeding 40% of Bank assets, so the Bank will be required to obtain pre-approval from the FHLB president in order to implement the leverage strategy.  Management believes the Bank will receive the necessary pre-approval from the FHLB president.  Additionally, it may be necessary for the Bank to pledge some securities, in addition to certain qualifying mortgage loans that are currently secured under a blanket collateral agreement with the FHLB, in order to implement the leverage strategy.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company and its wholly-owned subsidiary may, from time to time, make written or oral “forward-looking statements,” including statements contained in documents filed or furnished by the Company with the SEC.  These forward-looking statements may be included in this Quarterly Report on Form 10-Q, in the Company’s reports to stockholders, in the Company’s press releases, and in other communications by the Company, which are made in good faith by us pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates, and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control.  The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements.  The following factors, among others, could cause our future results to differ materially from the plans, objectives, goals, expectations, anticipations, estimates, and intentions expressed in the forward-looking statements:

•	our ability to continue to maintain overhead costs at reasonable levels;
•	our ability to continue to originate a significant volume of one- to four-family mortgage loans in our market areas or to purchase one- to four-family mortgage loans through correspondent lenders;
•	our ability to invest funds in wholesale or secondary markets at favorable yields as compared to the related funding source;
•	our ability to access cost-effective funding;
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
•

the credit risks of lending and investing activities, including changes in the level and direction of loan delinquencies and charge-offs, changes in real estate values, and changes in estimates of the adequacy of the ACL;

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

The following discussion and analysis is intended to assist in understanding the financial condition, results of operations, liquidity, and capital resources of the Company.  It should be read in conjunction with the consolidated financial statements and notes presented in this report.  The discussion includes comments relating to the Bank, since the Bank is wholly-owned by the Company, comprises the majority of its assets, and is the principal source of income for the Company.  This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the SEC.

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

The structure of the Bank’s retail branches is undergoing  a transformation as more customers utilize electronic and other remote channels to conduct business.  The physical footprint of the branch is being reduced.  The last branch opened by the Bank occupies approximately 2,100 square feet and we anticipate that future retail branches will be even smaller, operating with three to five retail staff members.  The interior layout of the branch also will transform, with future or remodeled branches designed without a teller counter and designed for more consultative interactions with less emphasis on transaction processing.  To support this operating concept, the Bank has fully implemented a new branch staffing model that eliminates our traditional teller role, blending transaction processing and account servicing functions under Customer Service Associates and Customer Service Representatives.  The expanded skill set of branch staff provides branch managers greater flexibility to manage customer flows within the branches.  Also, the branch management ranks have been pared, with 32 of our 47 branches now operating under a manager responsible for either two or three offices.  Future branch manager reductions will occur based upon retirements and attrition.  Since 2010, the Bank has reduced retail branch staff by 24 full-time equivalent positions while adding four new branch locations.  Additionally, lending staff have been deployed from regionally centralized locations to the branch network.  By utilizing paperless electronic document technology, the Bank can better utilize staff resources regardless of their physical location.  This promotes a more efficient loan process which benefits the customer and the loan operation.  Having loan staff located in the branch network also provides them with more frequent opportunities to interact with customers.

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

The Federal Open Market Committee of the Federal Reserve (the “FOMC”) noted in their July 2014 statement that economic activity rebounded in recent months.  Labor market conditions have improved,  with the unemployment rate declining further.   However, a range of labor market indicators suggests that there remains significant underutilization of labor resources.  The FOMC stated that household spending continued to advance and business fixed investment is advancing, but recovery in the housing sector remains slow.  The FOMC believes fiscal policy is restraining economic growth, although the extent of restraint may be diminishing.  Inflation moved somewhat closer to the FOMC’s longer-run objective and longer-term inflationary expectations have remained stable.  Given the cumulative progress made toward the FOMC’s statutory mandate of maximum employment, as well as to the improvement in the outlook for labor market conditions since the inception of the current asset purchase program, the FOMC decided to further reduce the pace of its asset purchases.  The FOMC will continue its existing policy of reinvesting principal payments from its holdings of agency debt and agency MBS in agency MBS and will continue to purchase additional longer-term Treasury securities, but at a pace of $15 billion per month and agency MBS at a pace of $10 billion per month.  The FOMC believes that these actions, taken together, should maintain downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative, which in turn should promote a stronger economic recovery.  The FOMC stated that it will closely monitor incoming information on economic and financial developments in the coming months and will continue its asset purchases until the outlook for the labor market improves substantially in the context of price stability.  If incoming information broadly supports the

FOMC’s expectation of continued improvement in labor market conditions and inflation approaches its longer-run objective, the pace of asset purchases will likely be further reduced.  The FOMC insisted, however, that asset purchases are not on a preset course.  The FOMC remarked that it anticipates maintaining the federal funds rate at zero to 0.25% for a considerable time after the asset purchase program ends, especially if projected inflation continues to run below the FOMC’s 2% longer-run goal and provided that longer-term inflation expectations remain well anchored.    Even after employment and inflation are near mandate-consistent levels, economic conditions may, for some time, warrant keeping the target federal funds rate below levels the FOMC views as normal in the long run.  When the FOMC decides to begin to remove policy accommodation, they stated they will take a balanced approach consistent with their longer-run goals of maximum employment and inflation of 2%.

Economic conditions in the Bank’s local market areas have a significant impact on the ability of borrowers to repay loans and the value of the collateral securing these loans.  As of June 2014, the unemployment rate was 4.9% for Kansas and 6.5% for Missouri, compared to the national average of 6.1% based on information from the Bureau of Labor Statistics.  Our Kansas City market area, which comprises the largest segment of our loan portfolio and deposit base, had an average household income of approximately $80 thousand per annum, based on 2013 estimates from the American Community Survey, which is a statistical survey by the U.S. Census Bureau.  The average household income in our combined market areas was approximately $69 thousand per annum, with 91% of the population at or above the poverty level, also based on the 2013 estimates from the American Community Survey.  The Federal Housing Finance Agency (“FHFA”) price index for Kansas and Missouri has not experienced significant fluctuations during the past 10 years, unlike other market areas of the United States, indicating stability in property values in our local market areas.

Total assets were $9.03 billion at June 30, 2014 compared to $9.19 billion at September 30, 2013.  The $155.4 million decrease was due primarily to a $293.6 million decrease in the securities portfolio, partially offset by a $173.7 million increase in the loan portfolio.  The cash flows from the securities portfolio were used to fund loan growth, pay dividends, and repurchase stock.  During the current year nine month period, the Bank originated and refinanced $403.5 million of loans with a weighted average rate of 3.95%, purchased $357.8 million of loans from correspondent lenders with a weighted average rate of 3.74%, and participated in $43.8 million of commercial real estate loans with a weighted average rate of 4.16%.    As of June 30, 2014, the Bank had 26 active correspondent lending relationships operating in 26 states.

Loans 30 to 89 days delinquent decreased $4.4 million, or 15.7%, from $27.6 million at September 30, 2013 to $23.2 million at June 30, 2014.  Of the $23.2 million of 30 to 89 day delinquent loans at June 30, 2014, 81% were 59 days or less delinquent.  The ratio of loans 30 to 89 days delinquent to total loans receivable, net, decreased eight basis points, from 0.46% at September 30, 2013, to 0.38% at June 30, 2014.  Non-performing loans decreased  $104 thousand, or 0.4%, from $26.4 million at September 30, 2013 to $26.3 million at June 30, 2014.  Of the $26.3 million of non-performing loans at June 30,  2014, $9.2 million, or approximately 35%, were less than 90 days delinquent but are required to be reported as nonaccrual pursuant to OCC reporting requirements.  The ratio of non-performing loans to total loans receivable, net, decreased one basis point, from 0.44% at September 30, 2013, to 0.43% at June 30, 2014.

Total liabilities were $7.53 billion at June 30, 2014 compared to $7.55 billion at September 30, 2013.  The $22.2 million decrease was due primarily to a decrease in advance payments by borrowers for taxes and insurance.  FHLB borrowings decreased $45.1 million, which was primarily offset by a $43.4 million increase in deposits.  The increase in deposits was comprised of a $42.6 million increase in the checking portfolio, an $11.9 million increase in the savings portfolio, and a $4.2 million increase in the money market portfolio, partially offset by a $15.3 million decrease in the certificate of deposit portfolio.

Stockholders’ equity was $1.50 billion at June 30, 2014 compared to $1.63 billion at September 30, 2013.  The $133.2 million decrease was due primarily to the payment of $127.9 million in dividends and the repurchase of $66.3 million of stock, partially offset by net income of $57.5 million.   During the current nine month period, the Company repurchased 5,533,465 shares of common stock.

Net income for the quarter ended June 30,  2014 was $20.0 million, compared to $18.0 million for the quarter ended June 30, 2013.  The $2.0 million, or 11.0%, increase in net income was due primarily to a $1.8 million increase in net interest income and a $1.2 million decrease in salaries and employee benefits due primarily to a reduction in ESOP related expenses, partially offset by a $1.1 million increase in provision for credit losses.    The net interest margin increased 13 basis points, from 1.96% for the prior year quarter to 2.09% for the current quarter.  The Company’s efficiency ratio was 43.19% for the current quarter compared to 46.99% for the prior year quarter.

Net income for the nine months ended June 30, 2014 was $57.5 million, compared to $53.3 million for the nine months June 30, 2013.  The $4.2 million, or 7.9%, increase in net income was due primarily to a $4.1 million decrease in salaries and employee benefits due primarily to a reduction in ESOP related expenses.  The net interest margin increased six basis points, from 1.98% for the prior year nine month period to 2.04% for the current year nine month period.  The Company’s efficiency ratio was 43.78% for the current year nine month period compared to 47.11% for the prior year nine month period.

The Bank intends to implement a leverage strategy during the fourth quarter of fiscal year 2014.  The leverage strategy involves borrowing from the FHLB up to $2.10 billion on the Bank’s line of credit, subject to the pre-approval of the FHLB President.  The borrowing will consist of two leverage tiers.  The first $800.0 million is intended to remain borrowed on the line of credit for an extended period of time while the additional $1.30 billion will be borrowed in the first days of each quarter and paid off prior to the end of each quarter.  Per FHLB policy, the Bank is required to purchase 4.5% of the amount borrowed in FHLB stock.  The proceeds of the borrowings, net of FHLB stock purchased, will be deposited at the Federal Reserve Bank of Kansas City.  Under current conditions, this leverage strategy will increase pre-tax income approximately $4.5 million annually, the average balance of borrowings approximately $2.10 billion, the average balance of cash approximately $2.00 billion, and FHLB stock approximately $100.0 million each quarter and reduce the net interest margin by approximately 35 basis points.  The $800.0 million of leverage not paid off at quarter end will reduce the Bank’s Tier 1 equity ratio to about 13.0%.  This transaction is expected to have minimal impact on the Bank’s ability to manage its interest rate risk and liquidity.

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

Financial Condition

The following table presents selected balance sheet information as of the dates presented.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2014	2014	2013	2013	2013
	(Dollars in thousands)
Total assets	$9,031,039	$9,115,417	$9,111,054	$9,186,449	$9,239,764
Cash and cash equivalents	88,424	114,835	88,665	113,886	131,287
AFS securities	857,372	895,623	993,593	1,069,967	1,167,043
HTM securities	1,637,043	1,720,283	1,668,484	1,718,023	1,819,895
Loans receivable, net	6,132,520	6,053,897	6,024,589	5,958,868	5,792,620
FHLB stock	112,876	125,829	129,095	128,530	134,222
Deposits	4,654,862	4,693,762	4,620,908	4,611,446	4,628,436
FHLB borrowings	2,468,420	2,467,169	2,515,618	2,513,538	2,611,480
Repurchase agreements	320,000	320,000	320,000	320,000	290,000
Stockholders’ equity	1,498,907	1,530,005	1,569,463	1,632,126	1,624,502
Equity to total assets at end of period	16.6%	16.8%	17.2%	17.8%	17.6%

Loans Receivable.    The loans receivable portfolio, net, increased $173.7 million, or 2.9%, to $6.13 billion at June 30, 2014, from $5.96 billion at September 30, 2013.  Loan growth during the current nine month period was primarily funded with cash flows from the securities portfolio.

Included in the loan portfolio at June 30,  2014 were $100.0 million, or  1.6% of the total loan portfolio, of adjustable-rate mortgage (“ARM”) loans that were originated as interest-only.  Of these interest-only loans, $84.6 million were purchased in bulk loan packages from nationwide lenders, primarily during fiscal year 2005.  Interest-only ARM loans do not typically require principal payments during their initial term, and have initial interest-only terms of either 5 or 10 years.

The $84.6 million of bulk purchased interest-only ARM loans held as of June 30, 2014, had a weighted average credit score of 726 and a weighted average LTV ratio of 70% at June 30, 2014.  At June 30, 2014, $54.3 million, or 54%, of the interest-only loans were still in their interest-only payment term and $3.7 million, or 14% of non-performing loans, were interest-only ARMs.

The following table presents information related to the composition of our loan portfolio at the dates presented.  Within the one- to four-family loan portfolio at June 30, 2014, 67% of the loans had a balance at origination of less than $417 thousand.

	June 30, 2014		September 30, 2013
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Real estate loans:
One- to four-family	$5,890,819	3.74%	$5,743,047	3.77%
Multi-family and commercial	62,038	4.66	50,358	5.22
Construction:
One- to four-family	73,975	3.70	63,208	3.51
Multi-family and commercial	34,677	4.01	14,535	4.17
Total real estate loans	6,061,509	3.75	5,871,148	3.78

Consumer loans:
Home equity	130,645	5.18	135,028	5.26
Other	4,960	4.21	5,623	4.41
Total consumer loans	135,605	5.14	140,651	5.23

Total loans receivable	6,197,114	3.78	6,011,799	3.82

Less:
Undisbursed loan funds	58,067		42,807
ACL	9,082		8,822
Discounts/unearned loan fees	23,812		23,057
Premiums/deferred costs	(26,367)		(21,755)
Total loans receivable, net	$6,132,520		$5,958,868

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

	June 30, 2014					September 30, 2013
		% of	Credit		Average		% of	Credit		Average
	Balance	Total	Score	LTV	Balance	Balance	Total	Score	LTV	Balance
	(Dollars in thousands)
Originated	$3,987,912	67.7%	765	64%	$127	$4,054,436	70.6%	763	65%	$127
Correspondent purchased	1,321,527	22.4	764	67	332	1,044,127	18.2	761	67	341
Bulk purchased	581,380	9.9	749	67	311	644,484	11.2	747	67	316
	$5,890,819	100.0%	763	65	158	$5,743,047	100.0%	761	65	155

The following table presents annualized prepayment speeds of our one- to four-family loan portfolio for the monthly and quarterly periods ended June 30, 2014.  The balances represent the unpaid principal balance of one- to four-family loans, and the terms represent the contractual terms for our fixed-rate loans, and current terms to repricing for our adjustable-rate loans.  Loan refinances are considered a prepayment and are included in the prepayment speeds presented below.  The annualized prepayment speeds are presented with and without endorsements.

	June 30, 2014
		Monthly Prepayment		Quarterly Prepayment		Net Premiums/
		Speeds (annualized)		Speeds (annualized)		Deferred Costs
	Unpaid	Including	Excluding	Including	Excluding	& (Discounts/
Term	Principal	Endorsements	Endorsements	Endorsements	Endorsements	Unearned Loan Fees)
	(Dollars in thousands)
Fixed-rate one- to four-family:
15 years or less:
Originated	$877,929	11.5%	11.3%	10.4%	9.8%	$(2,779)
Correspondent purchased	261,588	12.4	12.4	7.9	7.9	3,260
Bulk purchased	12,486	56.9	56.9	52.1	52.1	82
	1,152,003	12.2	12.1	10.4	9.9	563
More than 15 years:
Originated	2,815,325	10.9	9.9	9.1	8.6	(13,210)
Correspondent purchased	783,553	6.7	6.2	6.2	5.7	9,011
Bulk purchased	31,862	26.7	26.7	20.6	20.6	1,191
	3,630,740	10.2	9.3	8.6	8.1	(3,008)
Total fixed-rate one- to four-
family loans:	4,782,743	10.7	10.0	9.0	8.5	(2,445)

Adjustable-rate one- to four-family:
36 months or less:
Originated	174,604	35.4	29.3	22.3	18.7	(273)
Correspondent purchased	63,735	47.5	36.9	27.1	23.6	578
Bulk purchased	539,692	23.6	23.6	14.3	14.3	2,228
	778,031	28.2	26.0	17.1	16.0	2,533
More than 36 months:
Originated	192,822	10.8	10.8	11.9	11.9	(645)
Correspondent purchased	214,452	8.1	8.1	12.9	12.9	3,303
Bulk purchased	318	--	--	--	--	6
	407,592	9.4	9.4	12.4	12.4	2,664
Total adjustable-rate one- to
four-family loans:	1,185,623	22.0	20.5	15.6	14.9	5,197

Total one-to four-family loans	$5,968,366	12.9	12.1	10.3	9.8	$2,752

The following tables summarize activity in our loan portfolio, along with weighted average rates where applicable, for the periods indicated, excluding changes in undisbursed loan funds, ACL, discounts/unearned loan fees, and premiums/deferred costs.  Loans that were paid-off as a result of refinances are included in repayments.  Purchased loans include purchases from correspondent lenders.  There were no loan purchases from nationwide lenders during the periods presented.  Loan endorsements are not included in the activity in the following table because a new loan is not generated at the time of the endorsement.  The endorsed balance and rate are included in the ending loan portfolio balance and rate.    During the three and nine months ended June 30, 2014, the Bank endorsed $8.0 million and $21.7 million, respectively, of one-to four-family loans, reducing the average rate on those loans by 98 and 106 basis points, respectively.

	For the Three Months Ended
	June 30, 2014		March 31, 2014		December 31, 2013		September 30, 2013
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$6,117,440	3.79%	$6,095,089	3.80%	$6,011,799	3.82%	$5,839,861	3.86%
Originated and refinanced:
Fixed	98,668	4.11	63,921	4.09	108,829	3.95	217,328	3.70
Adjustable	48,106	3.75	38,790	3.76	45,273	3.76	44,090	3.75
Purchased and participations:
Fixed	122,407	4.03	65,793	4.00	94,535	4.00	167,490	3.61
Adjustable	40,344	3.12	32,932	3.27	45,541	3.34	41,479	2.75
Repayments	(228,911)		(177,411)		(209,931)		(297,318)
Principal (charge-offs) recoveries, net	(192)		(112)		(418)		83
Other	(748)		(1,562)		(539)		(1,214)
Ending balance	$6,197,114	3.78	$6,117,440	3.79	$6,095,089	3.80	$6,011,799	3.82

	For the Nine Months Ended
	June 30, 2014		June 30, 2013
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$6,011,799	3.82%	$5,649,156	4.15%
Originated and refinanced:
Fixed	271,418	4.04	571,878	3.29
Adjustable	132,169	3.76	94,353	3.76
Purchased and participations:
Fixed	282,735	4.01	340,488	3.33
Adjustable	118,817	3.25	64,078	2.71
Repayments	(616,253)		(873,307)
Principal (charge-offs) recoveries, net	(722)		(1,294)
Other	(2,849)		(5,491)
Ending balance	$6,197,114	3.78	$5,839,861	3.86

The Bank’s pricing strategy for first mortgage loan products includes setting interest rates based on secondary market prices and local competitor pricing for our local lending markets, and secondary market prices and national competitor pricing for our correspondent lending markets.  During the nine months  ended June 30, 2014, the average rate offered on the Bank’s 30-year fixed-rate one- to four-family loans, with no points paid by the borrower, was approximately 160 basis points above the average 10-year Treasury rate, while the average rate offered on the Bank’s 15-year fixed-rate one- to four-family loans was approximately  70 basis points above the average 10-year Treasury rate.

The following tables present loan origination, refinance, and purchase activity for the periods indicated, excluding endorsement activity, along with associated weighted average rates and percent of total.  Loan originations, purchases, and refinances are reported together.  The fixed-rate one- to four-family loans less than or equal to 15 years have an original maturity at origination of less than or equal to 15 years, while fixed-rate one- to four-family loans greater than 15 years have an original maturity at origination of greater than 15 years.  The adjustable-rate one- to four-family loans less than or equal to 36 months have a term to first reset of less than or equal to 36 months at origination, and adjustable-rate one- to four-family loans greater than 36 months have a term to first reset of greater than 36 months at origination.  Of the $122.7 million of one- to four-family loans originated and refinanced during the current quarter, 82% had loan values of $417 thousand or less.  Of the $138.4 million of one- to four-family correspondent loans purchased during the current quarter, 44% had loan values of $417 thousand or less.

	For the Three Months Ended
	June 30, 2014			June 30, 2013
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-rate:	(Dollars in thousands)
One- to four-family:
<= 15 years	$43,359	3.34%	14.0%	$85,584	2.84%	23.2%
> 15 years	148,570	4.26	48.0	227,875	3.53	61.6
Multi-family and commercial real estate	27,850	4.09	9.0	--	--	--
Home equity	635	6.36	0.2	823	6.01	0.2
Other	661	5.54	0.2	286	9.26	0.1
Total fixed-rate	221,075	4.07	71.4	314,568	3.36	85.1

Adjustable-rate:
One- to four-family:
<= 36 months	2,472	2.76	0.8	1,874	2.14	0.5
> 36 months	66,656	3.15	21.5	29,995	2.70	8.1
Multi-family and commercial real estate	--	--	--	4,770	3.40	1.3
Home equity	19,053	4.66	6.2	18,211	4.71	4.9
Other	269	3.37	0.1	362	3.02	0.1
Total adjustable-rate	88,450	3.46	28.6	55,212	3.41	14.9

Total originated, refinanced and purchased	$309,525	3.90	100.0%	$369,780	3.36	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$98,007	4.02		$132,391	3.36
Participations - commercial real estate	24,400	4.08		--	--
Total fixed-rate purchased/participations	122,407	4.03		132,391	3.36

Adjustable-rate:
Correspondent - one- to four-family	40,344	3.12		18,729	2.62
Participations - commercial real estate	--	--		4,770	3.40
Total adjustable-rate purchased/participations	40,344	3.12		23,499	2.77

Total purchased/participation loans	$162,751	3.81		$155,890	3.27

	For the Nine Months Ended
	June 30, 2014			June 30, 2013
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-Rate:	(Dollars in thousands)
One- to four-family:
<= 15 years	$130,457	3.35%	16.2%	$303,647	2.81%	28.4%
> 15 years	384,435	4.24	47.8	601,785	3.53	56.2
Multi-family and commercial real estate	36,450	4.08	4.5	4,347	5.09	0.4
Home equity	1,812	6.19	0.2	1,821	6.04	0.2
Other	999	7.08	0.1	766	8.83	0.1
Total fixed-rate	554,153	4.03	68.8	912,366	3.31	85.3

Adjustable-Rate:
One- to four-family:
<= 36 months	5,982	2.76	0.8	4,612	2.20	0.4
> 36 months	177,818	3.15	22.1	98,450	2.69	9.2
Multi-family and commercial real estate	14,358	4.34	1.8	4,770	3.40	0.4
Home equity	51,791	4.65	6.4	49,486	4.74	4.6
Other	1,037	3.17	0.1	1,113	3.06	0.1
Total adjustable-rate	250,986	3.52	31.2	158,431	3.34	14.7

Total originated, refinanced and purchased	$805,139	3.87	100.0%	$1,070,797	3.31%	100.0%

Purchased and participation loans included above:
Fixed-Rate:
Correspondent - one- to four-family	$253,335	4.01		$336,638	3.32
Participations - commercial real estate	29,400	4.07		3,850	5.00
Total fixed-rate purchased/participations	282,735	4.01		340,488	3.33

Adjustable-Rate:
Correspondent - one- to four-family	104,459	3.10		59,308	2.65
Participations - commercial real estate	14,358	4.34		4,770	3.40
Total adjustable-rate purchased/participations	118,817	3.25		64,078	2.71

Total purchased/participation loans	$401,552	3.79		$404,566	3.24

The following tables present originated, refinanced, and correspondent purchased activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average LTVs and weighted average credit scores for the periods indicated.

	For the Three Months Ended
	June 30, 2014			June 30, 2013
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$112,219	79%	768	$137,297	78%	764
Refinanced by Bank customers	10,487	68	759	56,911	67	767
Correspondent purchased	138,351	76	765	151,120	71	764
	$261,057	77	766	$345,328	73	765

	For the Nine Months Ended
	June 30, 2014			June 30, 2013
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$297,850	78%	766	$361,389	76%	764
Refinanced by Bank customers	43,048	69	760	251,159	67	767
Correspondent purchased	357,794	75	763	395,946	70	766
	$698,692	76	764	$1,008,494	72	765

The following table presents the amount, percent of total, and weighted average rate, by state, for one- to four-family loan originations and correspondent purchases where originations and purchases in the state exceeded 1% of the total amount originated and purchased during the nine months ended June 30, 2014.

	For the Three Months Ended			For the Nine Months Ended
	June 30, 2014			June 30, 2014
State	Amount	% of Total	Rate	Amount	% of Total	Rate
	(Dollars in thousands)
Kansas	$119,650	45.8%	3.86%	$338,159	48.4%	3.81%
Missouri	71,696	27.5	3.82	203,316	29.1	3.79
Texas	29,498	11.3	3.79	56,991	8.2	3.78
Tennessee	13,901	5.3	3.60	30,014	4.3	3.69
Alabama	4,105	1.6	3.50	19,372	2.8	3.49
Oklahoma	4,734	1.8	3.99	14,233	2.0	4.03
North Carolina	3,871	1.5	3.56	8,963	1.3	3.40
Massachusetts	4,146	1.6	3.55	7,805	1.1	3.51
Other states	9,456	3.6	3.70	19,839	2.8	3.70
	$261,057	100.0%	3.81	$698,692	100.0%	3.78

The following table summarizes our one- to four-family loan origination, refinance, and correspondent purchase commitments as of June 30, 2014, along with associated weighted average rates.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a rate lock fee.  A percentage of the commitments are expected to expire unfunded, so the amounts reflected in the table below are not necessarily indicative of future cash requirements.

	Fixed-Rate
	15 years	More than	Adjustable-	Total
	or less	15 years	Rate	Amount	Rate
	(Dollars in thousands)
Originate/refinance	12,211	36,984	20,525	69,720	3.72%
Correspondent	15,346	40,863	22,816	79,025	3.76
	$27,557	$77,847	$43,341	$148,745	3.74

Rate	3.22%	4.20%	3.25%

Asset Quality

The Bank’s traditional underwriting guidelines have provided the Bank with generally low delinquencies and low levels of non-performing assets compared to national levels.  Of particular importance is the complete and full documentation required for each loan the Bank originates or purchases.  Loans are underwritten according to the “ability to repay” and “qualified mortgage” standards, as issued by the CFPB, with total debt-to-income ratios not exceeding 43% of the borrower’s verified income.  This allows the Bank to make an informed credit decision based upon a thorough assessment of the borrower’s ability to repay the loan.

See additional discussion regarding underwriting standards in “Lending Practices and Underwriting Standards” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.  In the following asset quality discussion, unless otherwise noted, correspondent purchased loans are included with originated loans and bulk purchased loans are reported as purchased loans.

For one- to four-family originated and correspondent loans and home equity loans, when a borrower fails to make a loan payment within 15 days after the due date, a late charge is assessed and a notice is mailed.  Collection personnel review all delinquent loan balances more than 16 days past due.  Attempts to contact the borrower occur by personal letter and, if no response is received, by telephone, with the purpose of establishing repayment arrangements for the borrower to bring the loan current.  Repayment arrangements must be approved by a designated bank employee.  Beginning at approximately the 31st day of delinquency, and again at approximately the 50th day of delinquency, information notices are mailed to borrowers to inform them of the availability of payment assistance programs.  Borrowers are encouraged to contact the Bank to initiate the process of reviewing such opportunities.  Once a loan becomes 90 days delinquent, assuming a loss mitigation solution is not actively in process, a demand letter is issued requiring the loan be brought current or foreclosure procedures will be implemented.  Generally, when a loan becomes 120 days delinquent, and an acceptable repayment plan or loss mitigation solution has not been established, the loan is forwarded to legal counsel to initiate foreclosure.  We also monitor whether borrowers who have filed for bankruptcy are meeting their obligation to pay the mortgage debt in accordance with the terms of the bankruptcy petition.

For purchased loans we do not service we monitor delinquencies using reports we receive from the servicers.  We monitor these servicer reports to ensure that the servicer is upholding the terms of the servicing agreement.  The reports generally provide total principal and interest due and length of delinquency, and are used to prepare monthly management reports and perform delinquent loan trend analysis.  Management also utilizes information from the servicers to monitor property valuations and identify the need to charge-off loan balances.  The servicers handle collection efforts per the terms of the servicing agreement.

Delinquent and non-performing loans and OREO

The following tables present the Company’s 30 to 89 day delinquent loans, non-performing loans, and OREO at the dates indicated.  Of the loans 30 to 89 days delinquent at June 30,  2014, 81% were 59 days or less delinquent.  Non-performing loans are loans that are 90 or more days delinquent or in foreclosure and nonaccrual loans less than 90 days delinquent but are required to be reported as nonaccrual pursuant to OCC reporting requirements, even if the loans are current.  The balance of loans that are current or 30 to 89 days delinquent but are required by OCC reporting requirements to be reported as nonaccrual was $9.2 million at June 30, 2014.  At all dates presented, there were no loans 90 or more days delinquent that were still accruing interest.  Non-performing assets include non-performing loans and OREO.    OREO primarily includes assets acquired in settlement of loans.  Over the past 12 months, OREO properties were owned by the Bank, on average, for approximately three months before the properties were sold.

	Loans Delinquent for 30 to 89 Days at:
	June 30,		March 31,		December 31,		September 30,		June 30,
	2014		2014		2013		2013		2013
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	130	$14,435	119	$13,139	178	$16,956	164	$18,225	137	$12,838
Correspondent purchased	5	1,301	5	998	4	2,243	5	709	4	704
Bulk purchased	36	6,826	33	7,272	37	7,858	37	7,733	28	6,012
Consumer Loans:
Home equity	33	628	35	665	41	721	45	848	40	869
Other	11	40	14	52	17	100	13	35	13	158
	215	$23,230	206	$22,126	277	$27,878	264	$27,550	222	$20,581
30 to 89 days delinquent loans
to total loans receivable, net		0.38%		0.37%		0.46%		0.46%		0.36%

	Non-Performing Loans and OREO at:
	June 30,		March 31,		December 31,		September 30,		June 30,
	2014		2014		2013		2013		2013
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	83	$8,130	95	$9,508	110	$9,931	101	$8,579	91	$8,017
Correspondent purchased	2	314	2	443	5	635	5	812	4	609
Bulk purchased	29	8,322	33	10,301	33	10,134	34	9,608	37	9,535
Consumer loans:
Home equity	23	345	23	305	29	477	29	485	21	295
Other	6	24	4	8	8	11	4	5	7	23
	143	17,135	157	20,565	185	21,188	173	19,489	160	18,479
Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	66	8,379	66	7,111	65	6,057	57	5,833	62	7,578
Correspondent purchased	2	134	1	478	--	--	2	740	--	--
Bulk purchased	3	630	4	472	3	392	2	280	2	168
Consumer loans:
Home equity	3	61	4	74	6	78	6	101	8	174
	74	9,204	75	8,135	74	6,527	67	6,954	72	7,920
Total non-performing loans	217	26,339	232	28,700	259	27,715	240	26,443	232	26,399

Non-performing loans as a percentage of total loans(2)		0.43%		0.47%		0.46%		0.44%		0.46%

OREO:
One- to four-family:
Originated(3)	24	$1,430	26	$1,548	22	$1,531	28	$2,074	34	$3,283
Correspondent purchased	1	179	4	403	1	110	2	71	3	269
Bulk purchased	2	369	4	398	6	647	4	380	4	581
Consumer loans:
Home equity	--	--	1	18	2	57	2	57	3	66
Other(4)	1	1,300	1	1,300	1	1,300	1	1,300	1	1,300
	28	3,278	36	3,667	32	3,645	37	3,882	45	5,499
Total non-performing assets	245	$29,617	268	$32,367	291	$31,360	277	$30,325	277	$31,898

Non-performing assets as a percentage of total assets		0.33%		0.36%		0.34%		0.33%		0.35%

(1)

Represents loans required to be reported as nonaccrual pursuant to OCC reporting requirements, even if the loans are current.  At June 30, 2014,  March 31, 2014,  December 31, 2013, September 30, 2013, and June 30, 2013, this amount was comprised of $2.5 million,  $881 thousand, $1.1 million, $1.1 million, and $1.1 million, respectively, of loans that were 30 to 89 days delinquent and are reported as such, and $6.7 million, $7.3 million, $5.4 million, $5.9 million, and  $6.8 million, respectively, of loans that were current.

(2)

Excluding loans required to be reported as nonaccrual pursuant to OCC reporting requirements, even if the loans are current, non-performing loans as a percentage of total loans were 0.28%,  0.34%, 0.35%, 0.33%, and 0.32% at June 30, 2014,  March 31, 2014, December 31, 2013, September 30, 2013, and June 30, 2013, respectively.

(3)	Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.
(4)	Represents a single property the Bank purchased for a potential branch site but now intends to sell.

The balance of loans 90 or more days delinquent or in foreclosure was $17.1 million at June 30, 2014, a decrease of $2.4 million from September 30, 2013.  The majority of the decrease was in the bulk purchased one- to four-family loan portfolio.  Of the $8.3 million of bulk purchased one-to four-family loans 90 or more days delinquent or in foreclosure as of June 30, 2014,  98% were originated in calendar year 2004 or 2005.  Of the $8.1 million of originated one- to four-family loans 90 or more days delinquent or in foreclosure as of June 30, 2014, 75% of the loans were originated in calendar year 2007 or earlier.  Once a one- to four-family loan is generally 180 days delinquent and/or enters foreclosure, a new collateral value is obtained through an appraisal, less estimated selling costs and anticipated private mortgage insurance (“PMI”) receipts.  Any loss amounts as a result of this review are charged-off.  At June 30, 2014, $14.5 million, or 87%, of the one-to four-family loans 90 or more days delinquent or in foreclosure had been individually evaluated for loss and any losses were charged-off.

The following table presents the top 14 states where the properties securing our one- to four-family loans are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at June 30, 2014.    The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available.    At June 30, 2014, potential losses, after taking into consideration anticipated PMI proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent or
	One- to Four-Family		Days Delinquent		in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,717,167	63.1%	$12,116	53.7%	$7,588	45.2%	75%
Missouri	1,117,545	19.0	3,799	16.9	1,430	8.5	82
California	296,359	5.0	--	--	--	--	n/a
Texas	182,491	3.1	902	4.0	514	3.1	58
Tennessee	91,185	1.5	--	--	--	--	n/a
Oklahoma	72,939	1.3	26	0.1	519	3.1	58
Alabama	71,595	1.2	--	--	--	--	n/a
Illinois	34,937	0.6	400	1.8	1,418	8.5	61
North Carolina	33,738	0.6	--	--	--	--	n/a
Nebraska	30,760	0.5	1,338	5.9	209	1.2	65
Colorado	20,936	0.4	168	0.7	82	0.5	74
Minnesota	19,823	0.3	338	1.5	--	--	n/a
New York	17,150	0.3	476	2.1	630	3.8	90
Florida	16,554	0.3	--	--	1,457	8.7	73
Other states	167,640	2.8	2,999	13.3	2,919	17.4	72
	$5,890,819	100.0%	$22,562	100.0%	$16,766	100.0%	73

Troubled Debt Restructurings

At June 30, 2014 and September 30, 2013, the Bank had TDRs with a balance of $40.1 million and $49.5 million, respectively.  Of the $40.1 million of TDRs at June 30,  2014, $30.6 million were originated loans, $8.0 million were bulk purchased loans, and $1.5 million were correspondent purchased loans.  Additionally, of the $40.1 million of TDRs at June 30, 2014, $5.0 million were 30 to 89 days delinquent and $4.8 million were 90 or more days delinquent or in foreclosure.  See “Note 4 – Loans Receivable and Allowance for Credit Losses” for additional information regarding our TDRs.

Impaired Loans

The unpaid principal balance of loans reported as impaired at June 30, 2014 and September 30, 2013 was $59.2 million and $69.4 million, respectively.  See “Note 4 – Loans Receivable and Allowance for Credit Losses” for additional information regarding impaired loans.

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

The ACL is maintained through provisions for credit losses which are either charged to or credited to income.    The provision for credit losses is based upon the results of management’s quarterly assessment of the ACL.  During the nine months  ended June 30, 2014, the Company recorded a provision for credit losses of $982 thousand, which takes into account net charge-offs of $722 thousand during the period.    For additional information regarding the provision for credit losses for the nine months  ended June 30, 2014, see “Comparison of Operating Results for the Nine Months Ended June 30, 2014 and 2013.”

The following table presents the Company’s allocation of ACL to each loan category, respectively, at the dates presented.

	At				At
	June 30, 2014				September 30, 2013
		% of ACL		% of		% of ACL		% of
	Amount of	to Total	Total	Loans to	Amount of	to Total	Total	Loans to
	ACL	ACL	Loans	Total Loans	ACL	ACL	Loans	Total Loans
	(Dollars in thousands)
One- to four-family:
Originated	$6,163	67.8%	$5,309,439	85.7%	$5,748	65.2%	$5,098,563	84.8%
Purchased	2,481	27.3	581,380	9.4	2,486	28.2	644,484	10.7
Multi-family and commercial	134	1.5	62,038	1.0	172	1.9	50,358	0.8
Construction	63	0.7	108,652	1.7	36	0.4	77,743	1.3
Consumer:
Home equity	200	2.2	130,645	2.1	342	3.9	135,028	2.3
Other consumer	41	0.5	4,960	0.1	38	0.4	5,623	0.1
	$9,082	100.0%	$6,197,114	100.0%	$8,822	100.0%	$6,011,799	100.0%

The following tables present ACL activity and selected ACL ratios for the periods presented.  For additional information regarding our ACL activity during the current fiscal year, see “Note 4 – Loans Receivable and Allowance for Credit Losses.”

	For the Three Months Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
	(Dollars in thousands)
ACL beginning balance	$8,967	$8,919	$8,822	$9,239	$10,072
Charge-offs	(308)	(121)	(425)	(163)	(171)
Recoveries	116	9	7	246	138
Provision for credit losses	307	160	515	(500)	(800)
ACL ending balance	$9,082	$8,967	$8,919	$8,822	$9,239

ACL to loans receivable, net at end of period	0.15%	0.15%	0.15%	0.15%	0.16%
ACL to non-performing loans at end of period	34.48	31.24	32.18	33.36	35.00
Ratio of net charge-offs during the period
to average loans outstanding during the period	--	--	0.01	--	--
Ratio of net charge-offs (recoveries) during the
period to average non-performing assets	0.62	0.35	1.35	(0.27)	0.10

	For the Nine Months Ended
	June 30, 2014		June 30, 2013
	(Dollars in thousands)
ACL beginning balance	$8,822		$11,100
Charge-offs	(854)		(1,494)
Recoveries	132		200
Provision for credit losses	982		(567)
ACL ending balance	$9,082		$9,239

Ratio of net charge-offs during the period to
average loans outstanding during the period	0.01%		0.02%
Ratio of net charge-offs during the period to
average non-performing assets during the period	2.41		3.61
ACL to net charge-offs (annualized)	9.4	x	5.4	x

Securities.    The following table presents the distribution of our MBS and investment securities portfolios, at amortized cost, at the dates indicated.  Overall, fixed-rate securities comprised 78% of these portfolios at June 30, 2014.  The weighted average life (“WAL”) is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied.  The increase in the WAL between September 30, 2013 and June 30, 2014 was due primarily to an increase in market interest rates between periods, which resulted in a decrease in projected call assumptions on GSE debentures and a decrease in realized prepayments on MBS.  Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	June 30, 2014			March 31, 2014			September 30, 2013
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Fixed-rate securities:
MBS	$1,353,424	2.38%	3.9	$1,423,363	2.41%	4.1	$1,427,648	2.44%	3.5
GSE debentures	554,821	1.06	3.4	579,853	1.04	3.5	709,118	1.04	2.8
Municipal bonds	37,593	2.38	2.4	36,830	2.55	2.0	35,587	3.02	1.5
Total fixed-rate securities	1,945,838	2.00	3.7	2,040,046	2.02	3.9	2,172,353	1.99	3.3

Adjustable-rate securities:
MBS	534,639	2.20	5.8	565,242	2.29	6.3	601,359	2.32	4.9
Trust preferred securities	2,524	1.49	23.0	2,538	1.49	23.2	2,594	1.51	23.7
Total adjustable-rate securities	537,163	2.19	5.9	567,780	2.28	6.4	603,953	2.31	4.9
Total securities portfolio	$2,483,001	2.04	4.2	$2,607,826	2.08	4.4	$2,776,306	2.06	3.7

Mortgage-Backed Securities.  The following tables provide a summary of the activity in our portfolio of MBS for the periods presented.    The balance of MBS, which primarily consists of securities issued by GSEs, decreased $143.7 million from $2.05 billion at September 30, 2013 to $1.90 billion at June 30, 2014.  Repayments from the MBS portfolio not reinvested in the portfolio were used, in part, to fund loan growth.  The weighted average yields and WALs for purchases are presented as recorded at the time of purchase.  The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yield for the ending balances are as of the last day of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented.  The decrease in the weighted average yield on the MBS portfolio from September 30, 2013 to June 30, 2014 was due primarily to purchases of MBS with yields less than the average yield on the existing portfolio and to adjustable-rate MBS repricing to lower rates.  The beginning and ending WAL is the estimated remaining maturity (in years) after three-month historical prepayment speeds have been applied.  The increase in the WAL between September 30, 2013 and June 30, 2014 was due primarily to an increase in market interest rates between periods, which resulted in a decrease in realized prepayments.

	For the Three Months Ended
	June 30, 2014			March 31, 2014			December 31, 2013			September 30, 2013
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$2,005,138	2.37%	4.7	$1,975,164	2.42%	4.7	$2,047,708	2.40%	3.9	$2,179,539	2.39%	3.6
Maturities and repayments	(99,000)			(92,609)			(95,864)			(149,555)
Net amortization of (premiums)/discounts	(1,542)			(1,271)			(1,397)			(1,688)
Purchases:
Fixed	--	--	--	103,730	1.74	3.9	25,272	1.72	3.7	--	--	--
Adjustable	--	--	--	21,737	1.92	5.2	--	--	--	22,246	1.80	5.1
Change in valuation on AFS securities	(586)			(1,613)			(555)			(2,834)
Ending balance - carrying value	$1,904,010	2.32	4.4	$2,005,138	2.37	4.7	$1,975,164	2.42	4.7	$2,047,708	2.40	3.9

	For the Nine Months Ended
	June 30, 2014			June 30, 2013
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$2,047,708	2.40%	3.9	$2,332,942	2.78%	4.0
Maturities and repayments	(287,473)			(553,776)
Net amortization of (premiums)/discounts	(4,210)			(6,297)
Purchases:
Fixed	129,002	1.73	3.8	420,272	1.24	3.9
Adjustable	21,737	1.92	5.2	--	--	--
Change in valuation on AFS securities	(2,754)			(13,602)
Ending balance - carrying value	$1,904,010	2.32	4.4	$2,179,539	2.39	3.6

The following table presents annualized prepayment speeds of our MBS portfolio for the monthly and quarterly periods ended June 30, 2014, along with associated net premium/(discount) information, weighted average rates for the portfolio, and weighted average remaining contractual terms (in years) for the portfolio.  The annualized prepayment speeds are based on actual prepayment activity.  Prepayments impact the amortization/accretion of premiums/discounts on our MBS portfolio.  As prepayments increase, the related premiums/discounts are amortized/accreted at a faster rate.  The amortization of premiums decreases interest income while the accretion of discounts increases interest income.  The Bank could experience an increase in the premium amortization should prepayment speeds increase significantly, potentially reducing future interest income.  The balances in the following table represent the amortized cost of MBS, and the terms represent the contractual terms for our fixed-rate MBS, and current terms to repricing for our adjustable-rate MBS.

	June 30, 2014
		Prepayment		Net
	Amortized	Speed (annualized)		Premium/
Term	Cost	Monthly	Quarterly	(Discount)
	(Dollars in thousands)
Fixed-rate MBS:
15 years or less	$1,268,586	10.1%	9.2%	$16,709
More than 15 years	84,838	8.7	9.6	955
	1,353,424	10.0	9.2	17,664
Rate	3.62%
Remaining contractual term	10.2

Adjustable-rate MBS:
36 months or less	$455,657	14.4	15.7	825
More than 36 months	78,982	21.5	18.3	1,546
	534,639	15.4	16.1	2,371
Rate	2.90%
Remaining contractual term	23.5

Total MBS	$1,888,063	11.5	11.2	$20,035
Rate	3.41%
Remaining contractual term	13.9

Investment Securities.  The following tables provide a summary of the activity in our investment securities portfolio for the periods presented.  Investment securities, which consist of GSE debentures (primarily issued by FNMA, FHLMC, or FHLB) and municipal investments, decreased $149.9 million, from $740.3 million at September 30, 2013 to $590.4 million at June 30,  2014.  Cash flows not reinvested in the portfolio were used, in part, to fund loan growth.  The weighted average yields and WALs for purchases are presented as recorded at the time of purchase.  The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented.  The beginning and ending WALs represent the estimated remaining maturity (in years) of the securities after projected call dates have been considered, based upon market rates at each date presented.  The increase in the WAL between September 30, 2013 and June 30, 2014 was due primarily to an increase in market rates between periods, which resulted in a decrease in projected call assumptions.  Of the $134.2 million of fixed-rate investment securities purchased during the nine months ended June 30,  2014, $123.2 million are callable.

	For the Three Months Ended
	June 30, 2014			March 31, 2014			December 31, 2013			September 30, 2013
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$610,768	1.13%	3.5	$686,913	1.11%	3.3	$740,282	1.14%	2.9	$807,399	1.14%	3.2
Maturities and calls	(28,610)			(177,805)			(79,860)			(69,838)
Net amortization of (premiums)/discounts	(94)			(84)			(114)			(117)
Purchases:
Fixed	4,421	1.53	6.3	99,393	0.91	2.0	30,392	1.29	4.4	--	--	--
Change in valuation of AFS securities	3,920			2,351			(3,787)			2,838
Ending balance - carrying value	$590,405	1.15	3.4	$610,768	1.13	3.5	$686,913	1.11	3.3	$740,282	1.14	2.9

	For the Nine Months Ended
	June 30, 2014			June 30, 2013
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$740,282	1.14%	2.9	$961,849	1.23%	1.0
Maturities and calls	(286,275)			(549,196)
Net amortization of (premiums)/discounts	(292)			(343)
Purchases:
Fixed	134,206	1.01	2.7	408,726	1.00	2.1
Change in valuation of AFS securities	2,484			(13,637)
Ending balance - carrying value	$590,405	1.15	3.4	$807,399	1.14	3.2

Liabilities.    Total liabilities were $7.53 billion at June 30, 2014 compared to $7.55 billion at September 30, 2013.  The $22.2 million decrease was due primarily to a decrease in advance payments by borrowers for taxes and insurance resulting from the payment of real estate taxes and insurance on behalf of our borrowers.  FHLB borrowings decreased $45.1 million, which was primarily offset by a $43.4 million increase in deposits.

Deposits –  Deposits were $4.65 billion at June 30, 2014 compared to $4.61 billion at September 30, 2013.  The $43.4 million increase was comprised of a $42.6 million increase in the checking portfolio, an $11.9 million increase in the savings portfolio, and a $4.2 million increase in the money market portfolio, partially offset by a $15.3 million decrease in the certificate of deposit portfolio.  If interest rates were to rise, it is possible that our customers may move funds from their checking, savings and money market accounts to higher yielding deposit products within the Bank, or withdraw their funds to invest in higher yielding investments outside of the Bank.

The following table presents the amount, weighted average rate,  and percent of total for the components of our deposit portfolio at the dates presented.

	June 30, 2014			March 31, 2014			September 30, 2013
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Noninterest-bearing checking	$166,083	--%	3.6%	$168,276	--%	3.5%	$150,171	--%	3.2%
Interest-bearing checking	532,459	0.05	11.5	547,872	0.05	11.7	505,762	0.05	11.0
Savings	295,027	0.12	6.3	298,324	0.10	6.4	283,169	0.13	6.1
Money market	1,132,813	0.23	24.3	1,139,836	0.23	24.3	1,128,604	0.23	24.5
Retail certificates of deposit	2,225,132	1.23	47.8	2,240,792	1.23	47.7	2,242,909	1.27	48.7
Public units/brokered deposits	303,348	0.65	6.5	298,662	0.80	6.4	300,831	0.80	6.5
	$4,654,862	0.70	100.0%	$4,693,762	0.71	100.0%	$4,611,446	0.74	100.0%

At June 30, 2014,  brokered deposits totaled $41.8 million compared to $63.7 million at September 30, 2013, and had a weighted average rate of 2.93% and a weighted average remaining term to maturity of 10 months.  The Bank monitors the cost of brokered deposits and considers them as a potential source of funding, provided that investment opportunities are balanced with the funding cost.  At June 30, 2014,  public unit deposits totaled $261.5 million compared to $237.1 million at September 30, 2013, and had a weighted average rate of 0.28% and a weighted average remaining term to maturity of eight months.  Management continues to monitor the wholesale deposit market for attractive opportunities relative to the use of proceeds for investments.

The following tables set forth scheduled maturity information for our certificates of deposit, along with associated weighted average rates, at June 30, 2014.

	Amount Due
		More than	More than
	1 year	1 year to	2 years to	More than	Total
Rate range	or less	2 years	3 years	3 years	Amount	Rate
	(Dollars in thousands)
0.00 – 0.99%	$824,011	$239,153	$61,430	$8,600	$1,133,194	0.47%
1.00 – 1.99%	228,458	247,736	207,348	335,810	1,019,352	1.40
2.00 – 2.99%	243,579	93,898	7,710	1,711	346,898	2.51
3.00 – 3.99%	28,181	115	312	102	28,710	3.06
4.00 – 4.99%	198	128	--	--	326	4.40
	$1,324,427	$581,030	$276,800	$346,223	$2,528,480	1.16

Percent of total	52.4%	23.0%	10.9%	13.7%
Weighted average rate	1.01	1.22	1.36	1.42
Weighted average maturity (in years)	0.4	1.5	2.5	3.6	1.3
Weighted average maturity for the retail certificate of deposit portfolio (in years)					1.4

	Maturity
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)
Retail certificates of deposit less than $100,000	$235,694	$181,797	$337,786	$757,177	$1,512,454
Retail certificates of deposit of $100,000 or more	124,060	73,977	129,396	385,245	712,678
Public units/brokered deposits less than $100,000	--	--	41,853	--	41,853
Public units of $100,000 or more	111,619	39,909	48,336	61,631	261,495
Total certificates of deposit	$471,373	$295,683	$557,371	$1,204,053	$2,528,480

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

	For the Three Months Ended
	June 30, 2014			March 31, 2014			December 31, 2013			September 30, 2013
		Effective			Effective			Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning principal balance	$2,795,000	2.54%	2.9	$2,845,000	2.71%	2.7	$2,845,000	2.75%	2.6	$2,815,000	2.80%	2.7
Maturities and prepayments:
FHLB advances	(100,000)	2.80		(200,000)	5.01		(150,000)	3.16		--	--
Repurchase agreements	--	--		--	--		--	--		(70,000)	4.23
New borrowings:
FHLB advances	100,000	2.45	7.0	150,000	2.59	7.0	150,000	2.32	6.0	--	--	--
Repurchase agreements	--	--	--	--	--	--	--	--	--	100,000	2.53	7.0
Ending principal balance	$2,795,000	2.53	2.9	$2,795,000	2.54	2.9	$2,845,000	2.71	2.7	$2,845,000	2.75	2.6

	For the Nine Months Ended
	June 30, 2014			June 30, 2013
		Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning principal balance	$2,845,000	2.75%	2.6	$2,915,000	3.13%	2.7
Maturities and prepayments:
FHLB advances	(450,000)	3.90		(325,000)	4.17
Repurchase agreements	--	--		(75,000)	3.43
New borrowings:
FHLB advances	400,000	2.45	6.6	300,000	1.23	5.7
Ending principal balance	$2,795,000	2.53	2.9	$2,815,000	2.80	2.7

The following table presents the maturity of FHLB advances, at par, and repurchase agreements, along with associated weighted average contractual and weighted average effective rates as of June 30, 2014.  Management will continue to monitor the Bank’s investment opportunities and balance those opportunities with the cost of FHLB advances and other funding sources.

	FHLB	Repurchase
Maturity by	Advances	Agreements	Contractual	Effective
Fiscal Year	Amount	Amount	Rate	Rate(1)
	(Dollars in thousands)
2014	$--	$100,000	4.20%	4.20%
2015	600,000	20,000	1.73	1.96
2016	575,000	--	2.29	2.91
2017	500,000	--	2.69	2.72
2018	200,000	100,000	2.90	2.90
2019	100,000	--	1.29	1.29
2020	250,000	100,000	2.18	2.18
2021	250,000	--	2.53	2.53
	$2,475,000	$320,000	2.34	2.53

(1)

The effective rate includes the net impact of the amortization of deferred prepayment penalties resulting from the prepayment of certain FHLB advances and deferred gains related to terminated interest rate swaps.

Maturities – The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of borrowings and certificates of deposit, split between retail and public unit/brokered deposits, for the next four quarters as of June 30, 2014.  Subsequent to June 30, 2014, a $100.0 million repurchase agreement with a rate of 4.20% matured and was replaced with a $100.0 million FHLB advance with a term of 60 months at a fixed-rate of 1.96%.

					Public Unit/
			Retail		Brokered
Maturity by	Borrowings	Repricing	Certificate	Repricing	Deposit	Repricing		Repricing
Quarter End	Amount	Rate	Amount	Rate	Amount	Rate	Total	Rate
	(Dollars in thousands)
September 30, 2014	$100,000	4.20%	$359,754	1.04%	$111,619	0.19%	$571,373	1.43%
December 31, 2014	250,000	0.84	255,774	1.02	39,909	0.26	545,683	0.88
March 31, 2015	250,000	2.47	240,523	1.11	34,331	0.22	524,854	1.70
June 30, 2015	100,000	3.01	226,659	1.21	55,858	2.25	382,517	1.83
	$700,000	2.21	$1,082,710	1.09	$241,717	0.68	$2,024,427	1.43

Stockholders’ Equity.  Stockholders’ equity was $1.50 billion at June 30, 2014 compared to $1.63 billion at September 30, 2013.  The $133.2 million decrease was due primarily to the payment of $127.9 million in dividends and the repurchase of $66.3 million of stock, partially offset by net income of $57.5 million.

The $127.9 million in dividends paid during the current year nine month period consisted of: (1) two $0.25 per share True Blue® dividends, totaling $0.50 per share, or $70.4 million; (2) an $0.18 per share, or $25.8 million, true-up dividend related to fiscal year 2013 earnings per the Company’s dividend policy; and (3) three regular quarterly dividends of $0.075 per share each quarter, totaling $0.225 per share, or $31.7 million.  The $70.4 million in True Blue dividends were funded by $72.0 million in capital distributions from the Bank to the holding company.  On July 18, 2014, the Company declared a regular quarterly cash dividend of $0.075 per share, or approximately $10.3 million, payable on August 15, 2014 to stockholders of record as of the close of business on August 1, 2014.  Dividend payments depend upon a number of factors including the Company’s financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank’s ability to make capital distributions to the Company, and the amount of cash at the holding company.  At June 30, 2014, Capitol Federal Financial, Inc., at the holding company level, had $141.6 million on deposit at the Bank.

The following table presents regular quarterly, true-up, and special dividends paid in calendar years 2014, 2013, and 2012.  The amounts represent dividends paid during each period.  For the quarter ending September 30, 2014, the amount presented does not represent the actual dividend payout, but rather management’s estimate of the dividend payout as of July 23, 2014, based on the number of shares outstanding on that date and the dividend declared on July 18, 2014 of $0.075 per share.

	Calendar Year
	2014	2013	2012
	(Dollars in thousands)
Quarter ended March 31
Total dividends paid	$10,513	$11,023	$12,145
Quarter ended June 30
Total dividends paid	10,399	10,796	11,883
Quarter ended September 30
Total dividends paid	10,317	10,703	11,402
Quarter ended December 31
Total dividends paid	--	10,754	11,223
True-up dividend
Total dividends paid	--	25,815	26,585
True Blue dividends
Total dividends paid	34,663	35,710	76,494
Calendar year-to-date dividends paid	$65,892	$104,801	$149,732

In November 2012, the Company announced that its Board of Directors approved the repurchase of up to $175.0 million of the Company’s common stock.  The Company began repurchasing common stock under this plan during the second quarter of fiscal year 2013 and, as of June 30, 2014, had repurchased 9,360,109 shares at an average price of $11.93 per share, at a total cost of $111.7 million.  Subsequent to June 30, 2014 through the date of this release, the Company repurchased an additional 321,700 shares at an average price of $12.02 per share.  This plan, under which $59.4 million remained available as of July 28, 2014, has no expiration date.

Operating Results

The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2014	2014	2013	2013	2013
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$57,474	$57,117	$56,948	$56,425	$56,627
MBS	11,206	11,597	11,962	12,376	13,419
Investment securities	1,739	1,869	2,066	2,251	2,439
Other interest and dividend income	1,502	1,274	1,258	1,171	1,190
Total interest and dividend income	71,921	71,857	72,234	72,223	73,675

Interest expense:
FHLB borrowings	14,826	15,311	16,863	16,902	17,377
Deposits	8,124	8,076	8,323	8,614	9,009
Repurchase agreements	2,773	2,743	2,803	2,901	2,885
Total interest expense	25,723	26,130	27,989	28,417	29,271

Net interest income	46,198	45,727	44,245	43,806	44,404

Provision for credit losses	307	160	515	(500)	(800)

Net interest income
(after provision for credit losses)	45,891	45,567	43,730	44,306	45,204

Non-interest income	5,619	5,727	5,500	5,756	5,821
Non-interest expense	22,380	21,828	22,787	25,387	23,602
Income tax expense	9,147	9,778	8,630	8,608	9,428
Net income	$19,983	$19,688	$17,813	$16,067	$17,995

Efficiency ratio	43.19%	42.42%	45.81%	51.22%	46.99%

Basic earnings per share	$0.14	$0.14	$0.12	$0.11	$0.13
Diluted earnings per share	0.14	0.14	0.12	0.11	0.13

Comparison of Operating Results for the Nine Months Ended June 30, 2014 and 2013

For the nine month period ended June 30, 2014, the Company recognized net income of $57.5 million, compared to net income of $53.3 million for the nine month period ended June 30, 2013.  The $4.2 million, or 7.9%, increase in net income was due primarily to a $4.1 million decrease in salaries and employee benefits due primarily to a reduction in ESOP related expenses.  The net interest margin increased six basis points, from 1.98% for the prior year nine month period to 2.04% for the current year nine month period.  Decreases in the cost of funds and a shift in the mix of interest-earning assets from relatively lower yielding securities to higher yielding loans was enough to overcome the negative impact of decreasing asset yields.

Interest and Dividend Income
The weighted average yield on total interest-earning assets decreased 10 basis points from 3.34% for the prior year nine month period to 3.24% for the current year nine month period, and the average balance of interest-earning assets decreased $162.0 million from the prior year nine month period.  The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.  The decrease in interest income on loans receivable was due to a decrease in the weighted average yield on the portfolio, partially offset by an increase in the average balance.  The decrease in interest income on MBS and investment securities was due largely to a decrease in the average balance of each portfolio as cash flows not reinvested in the portfolios were used to fund loan growth, pay dividends, and repurchase Company stock.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2014	2013	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$171,539	$172,030	$(491)	(0.3)%
MBS	34,765	43,048	(8,283)	(19.2)
Investment securities	5,674	7,761	(2,087)	(26.9)
FHLB stock	3,877	3,384	493	14.6
Cash and cash equivalents	157	108	49	45.4
Total interest and dividend income	$216,012	$226,331	$(10,319)	(4.6)

The weighted average yield on the loans receivable portfolio decreased 25 basis points, from 4.03% for the prior year nine month period to 3.78% for the current year nine month period.  The downward repricing of the loan portfolio was due largely to adjustable-rate loans repricing to lower rates, to loan purchases at market rates less than the weighted average rate of the existing portfolio, and to the current year nine month period reflecting the full impact of the large volume of refinances and endorsements that occurred during the prior year nine month period.  Also contributing to the decrease in the weighted average yield for the current year nine month period, compared to the prior year nine month period, was the net amount of premiums/deferred costs amortized and discounts/unearned loan fees accreted to interest income on loans receivable.  During the current year nine month period, $131 thousand related to the net amortization of premiums/deferred costs and the accretion of discounts/unearned loan fees was included in interest income, which increased the average yield of the portfolio by less than one basis point.  During the prior year nine month period, $2.1 million, net, was accreted and increased the average yield on the portfolio by five basis points.  The decrease in interest income on loans receivable resulting from the decrease in average yield was partially offset by a $355.4 million increase in the average balance of the portfolio.

The average balance of the MBS portfolio decreased $340.6 million between the two periods and the average yield on the MBS portfolio decreased 13 basis points, from 2.49% during the prior year nine month period to 2.36% for the current year nine month period.  The decrease in the average yield was due primarily to purchases of MBS between periods with yields less than the average yield on the existing portfolio and the downward repricing of existing adjustable-rate MBS.  Included in interest income on MBS for the current year nine month period was $4.2 million from the net amortization of premiums and the accretion of discounts decreasing the average yield on the portfolio by 29 basis points.  During the prior year nine month period, $6.3 million of net premiums were amortized and decreased the average yield on the portfolio by 37 basis points.

The decrease in interest income on investment securities was due primarily to a $193.0 million decrease in the average balance of the portfolio, along with a seven basis point decrease in the yield, from 1.20% during the prior year nine month period, to 1.13% for the current year nine month period.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities decreased 21 basis points from 1.64% for the prior year nine month period to 1.43% for the current year nine month period, and the average balance of interest-bearing liabilities decreased $50.4 million from the prior year nine month period.  The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.  The decrease in interest expense on FHLB borrowings, deposits, and repurchase agreements was due primarily to a decrease in the weighted average rate paid on the portfolios between the two periods.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2014	2013	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB borrowings	$47,000	$53,914	$(6,914)	(12.8)%
Deposits	24,523	28,202	(3,679)	(13.0)
Repurchase agreements	8,319	9,861	(1,542)	(15.6)
Total interest expense	$79,842	$91,977	$(12,135)	(13.2)

The weighted average rate paid on the FHLB borrowings portfolio decreased 28 basis points, from 2.81% for the prior year nine month period to 2.53% for the current year nine month period.  The decrease in the average rate paid was primarily a result of maturities and renewals to lower market rates that occurred between periods.  Additionally, the average balance of FHLB borrowings decreased $71.1 million between periods, due primarily to some maturing advances not being renewed in their entirety.

The decrease in the weighted average rate paid on the deposit portfolio was due primarily to a decrease in the weighted average rate paid on the retail certificate of deposit portfolio.  The weighted average rate paid on the retail certificate of deposit portfolio decreased 19 basis points, from 1.42% for the prior year nine month period to 1.23% for the current year nine month period.

The weighted average rate paid on the repurchase agreements decreased 43 basis points, from 3.86% for the prior year nine month period to 3.43% for the current year nine month period.  The decrease in the average rate paid on repurchase agreements was due to maturities and a new agreement entered into between periods which had a rate less than the existing portfolio.

Provision for Credit Losses
The Bank recorded a provision for credit losses during the current year nine month period of $982 thousand, compared to a $567 thousand negative provision for credit losses for the prior year nine month period.  The $982 thousand provision for credit losses in the current year nine month period takes into account net charge-offs of $722 thousand.

Non-Interest Income

The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2014	2013	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$11,056	$11,369	$(313)	(2.8)%
Insurance commissions	2,589	2,337	252	10.8
Loan fees	1,221	1,312	(91)	(6.9)
Income from BOLI	1,001	1,120	(119)	(10.6)
Other non-interest income	979	1,395	(416)	(29.8)
Total non-interest income	$16,846	$17,533	$(687)	(3.9)

The decrease in retail fees and charges was due primarily to a decrease in service charges earned.  The increase in insurance commissions was due largely to an increase in contingent commissions received from certain insurance providers as a result of favorable claims experience during the prior year.  The decrease in other non-interest income was due primarily to a decrease in premium income from Capitol Federal Mortgage Reinsurance Company as it is no longer writing new business.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2014	2013	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$32,379	$36,473	$(4,094)	(11.2)%
Occupancy	7,662	7,136	526	7.4
Information technology and communications	6,985	6,723	262	3.9
Regulatory and outside services	3,990	4,435	(445)	(10.0)
Deposit and loan transaction costs	3,976	4,207	(231)	(5.5)
Federal insurance premium	3,264	3,337	(73)	(2.2)
Advertising and promotional	2,825	3,222	(397)	(12.3)
Other non-interest expense	5,914	6,027	(113)	(1.9)
Total non-interest expense	$66,995	$71,560	$(4,565)	(6.4)

The decrease in salaries and employee benefits was due primarily to a decrease in ESOP related expenses resulting largely from the final allocation of ESOP shares acquired in our initial public offering (March 1999) being made at September 30, 2013.  In fiscal year 2014 the only ESOP shares to be allocated will be the shares acquired in the Company’s corporate reorganization in December 2010.  The increase in occupancy expense was due largely to an increase in depreciation expense, which was primarily associated with the remodeling of our home office.  The decrease in regulatory and outside services was due largely to the timing of fees paid for our external audit.  The decrease in advertising and promotional expense was due primarily to the timing of media campaigns in fiscal year 2013, which included campaigns delayed from fiscal year 2012.

The Company’s efficiency ratio was 43.78% for the current year nine month period compared to 47.11% for the prior year nine month period.  The change in the efficiency ratio was due primarily to a decrease in total non-interest expense.  The efficiency ratio is a measure of a financial institution’s total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income.  A lower value indicates that the financial institution is generating revenue with a lower level of expense.

Income Tax Expense
Income tax expense was $27.6 million for both the current and prior year nine month periods.  The effective tax rate for the current year nine month period was 32.4% compared to 34.1% for the prior year nine month period.  The decrease in the effective tax rate between periods was due largely to a lower amount of nondeductible ESOP related expenses due to the final ESOP allocation on September 30, 2013, as discussed in the non-interest expense section above, along with higher tax credits related to our low income housing partnerships.  Additionally, higher pretax income for the current year nine month period, compared to the prior year nine month period, resulted in all of the items that affect the income tax rate having a smaller impact on the overall effective tax rate.  Management anticipates the effective tax rate for fiscal year 2014 will be approximately 32% to 33%, based on fiscal year 2014 estimates as of June 30, 2014.

Average Balance Sheet

The following table presents the average balances of our assets, liabilities, and stockholders’ equity and the related annualized yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated and the weighted average yield/rate on our interest-earning assets and interest-bearing liabilities at June 30, 2014.  Average yields are derived by dividing annualized income by the average balance of the related assets and average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown.  Average outstanding balances are derived from average daily balances.  The yields and rates include amortization of fees, costs, premiums and discounts which are considered adjustments to yields/rates.  Yields on tax-exempt securities were not calculated on a fully taxable equivalent basis.

	At	For the Nine Months Ended
	June 30, 2014	June 30, 2014			June 30, 2013
		Average	Interest		Average	Interest
	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets:		(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	3.77%	$6,047,247	$171,539	3.78%	$5,691,814	$172,030	4.03%
MBS(2)	2.32	1,961,441	34,765	2.36	2,302,058	43,048	2.49
Investment securities(2)(3)	1.15	667,317	5,674	1.13	860,295	7,761	1.20
FHLB stock	4.98	125,821	3,877	4.12	132,111	3,384	3.43
Cash and cash equivalents	0.24	83,988	157	0.25	61,534	108	0.24
Total interest-earning assets(1)(2)	3.27	8,885,814	216,012	3.24	9,047,812	226,331	3.34
Other noninterest-earning assets		220,029			234,427
Total assets		$9,105,843			$9,282,239

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Checking	0.04	$672,218	193	0.04	$629,436	$182	0.04
Savings	0.12	290,569	240	0.11	272,339	196	0.10
Money market	0.23	1,135,195	1,964	0.23	1,135,356	1,815	0.21
Retail certificates	1.23	2,222,808	20,454	1.23	2,263,644	23,970	1.42
Wholesale certificates	0.65	302,711	1,672	0.74	285,114	2,039	0.96
Total deposits	0.70	4,623,501	24,523	0.71	4,585,889	28,202	0.82
FHLB borrowings(4)	2.41	2,489,338	47,000	2.53	2,560,389	53,914	2.81
Repurchase agreements	3.43	320,000	8,319	3.43	336,978	9,861	3.86
Total borrowings	2.53	2,809,338	55,319	2.63	2,897,367	63,775	2.94
Total interest-bearing liabilities	1.38	7,432,839	79,842	1.43	7,483,256	91,977	1.64
Other noninterest-bearing liabilities		103,376			107,218
Stockholders’ equity		1,569,628			1,691,765
Total liabilities and stockholders’ equity		$9,105,843			$9,282,239
							(Continued)

	At	For the Nine Months Ended
	June 30, 2014	June 30, 2014				June 30, 2013
		Average	Interest			Average	Interest
	Yield/	Outstanding	Earned/	Yield/		Outstanding	Earned/	Yield/
	Rate	Balance	Paid	Rate		Balance	Paid	Rate
		(Dollars in thousands)

Net interest income(5)			$136,170				$134,354
Net interest rate spread(6)	1.89%			1.81%				1.70%
Net interest-earning assets		$1,452,975				$1,564,556
Net interest margin(7)				2.04				1.98
Ratio of interest-earning assets
to interest-bearing liabilities				1.20	x			1.21	x

Selected performance ratios:
Return on average assets (annualized)				0.84%				0.77%
Return on average equity (annualized)				4.88				4.20
Average equity to average assets				17.24				18.23
Operating expense ratio (annualized)(8)				0.98				1.03
Efficiency ratio(9)				43.78				47.11

							(Concluded)

(1)

Calculated net of unearned loan fees, deferred costs, and undisbursed loan funds.  Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.  Balances include LHFS.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.
(3)	The average balance of investment securities includes an average balance of nontaxable securities of $36.6 million and $42.8 million for the nine months ended June 30, 2014 and 2013, respectively.
(4)	The balance and rate of FHLB borrowings are stated net of deferred gains and deferred prepayment penalties.
(5)

Net interest income represents the difference between interest income earned on interest-earning assets such as mortgage loans, investment securities, and MBS, and interest paid on interest-bearing liabilities such as deposits, FHLB borrowings, and repurchase agreements.  Net interest income depends on the balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

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

Rate/Volume Analysis

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the nine months ended June 30, 2014 to the nine months ended June 30, 2013.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Nine Months Ended
	June 30, 2014 vs. June 30, 2013
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$10,225	$(10,716)	$(491)
MBS	(6,124)	(2,159)	(8,283)
Investment securities	(1,661)	(426)	(2,087)
FHLB stock	(167)	660	493
Cash and cash equivalents	42	7	49
Total interest-earning assets	2,315	(12,634)	(10,319)

Interest-bearing liabilities:
Checking	12	(2)	10
Savings	14	31	45
Money market	--	149	149
Certificates of deposit	(235)	(3,648)	(3,883)
FHLB borrowings	(1,077)	(5,837)	(6,914)
Repurchase agreements	(479)	(1,063)	(1,542)
Total interest-bearing liabilities	(1,765)	(10,370)	(12,135)

Net change in net interest and dividend income	$4,080	$(2,264)	$1,816

Comparison of Operating Results for the Three Months Ended June 30, 2014 and 2013

For the quarter ended June 30, 2014, the Company recognized net income of $20.0 million, compared to net income of $18.0 million for the quarter ended June 30, 2013.  The $2.0 million, or 11.0%, increase in net income was due primarily to a $1.8 million increase in net interest income and a $1.2 million decrease in salaries and employee benefits due primarily to a reduction in ESOP related expenses, partially offset by a $1.1 million increase in provision for credit losses.  The net interest margin increased 13 basis points, from 1.96% for the prior year quarter to 2.09% for the current quarter.  Decreases in the cost of funds and a shift in the mix of interest-earning assets from relatively lower yielding securities to higher yielding loans was enough to overcome the negative impact of decreasing asset yields.

Interest and Dividend Income
The weighted average yield on total interest-earning assets decreased one basis point from 3.26% for the prior year quarter to 3.25% for the current quarter, and the average balance of interest-earning assets decreased $201.8 million between the two periods.  The decrease in the weighted average balance between the two periods was primarily in the lower yielding MBS and investment securities portfolios as cash flows not reinvested in the portfolios were used to fund loan growth, pay dividends, repurchase Company stock, and payoff some borrowings that matured.  The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2014	2013	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$57,474	$56,627	$847	1.5%
MBS	11,206	13,419	(2,213)	(16.5)
Investment securities	1,739	2,439	(700)	(28.7)
FHLB stock	1,452	1,151	301	26.2
Cash and cash equivalents	50	39	11	28.2
Total interest and dividend income	$71,921	$73,675	$(1,754)	(2.4)

The increase in interest income on loans receivable was due to a $328.0 million increase in average balance of the portfolio, partially offset by a decrease in the average yield on the portfolio.  The weighted average yield on the loans receivable portfolio decreased  16 basis points, from 3.93% for the prior year quarter to 3.77% for the current quarter.  The downward repricing of the loan portfolio was due largely to adjustable-rate loans repricing to lower rates, to payoffs of loans with rates greater than the weighted average rate of the existing portfolio, and to loan purchases at market rates less than the weighted average rate of the existing portfolio.  Also contributing to the decrease in the weighted average yield for the current quarter, compared to the prior year quarter, was the net amount of premiums/deferred costs amortized and discounts/unearned loan fees accreted to interest income on loans receivable.  During the current quarter, $17 thousand related to the net amortization of premiums/deferred costs and the accretion of discounts/unearned loan fees was included in interest income, which increased the average yield of the portfolio by less than one basis point.  During the prior year quarter, $478 thousand, net, was accreted and increased the average yield on the portfolio by four basis points.

The decrease in interest income on MBS and investment securities was due primarily to decreases in the average balances of the portfolios of $310.5 million and $220.1 million, respectively.  The average yield on the MBS portfolio decreased eight basis points, from 2.38%  during the prior year quarter to 2.30% for the current quarter.  The decrease in the average yield was due primarily to purchases of MBS between periods with yields less than the average yield on the existing portfolio and the downward repricing of existing adjustable-rate MBS.  Included in interest income on MBS for the current quarter was $1.5 million from the net amortization of premiums and the accretion of discounts decreasing the average yield of the portfolio by 32 basis points.  During the prior year quarter, $2.0 million of net premiums were amortized and decreased the average yield on the portfolio by 36 basis points.

The increase in dividends on FHLB stock was due to an increase in the FHLB dividend rate between the two periods.

 Interest Expense
The weighted average rate paid on total interest-bearing liabilities decreased 17 basis points from 1.55% for the prior year quarter to 1.38% for the current quarter,  and the average balance of interest-bearing liabilities decreased $108.2 million from the prior year quarter.  The decrease in the average balance of interest-bearing liabilities was due to a decrease in the average balance of FHLB borrowings, partially offset by an increase in the average balance of repurchase agreements and deposits.    The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.  The decrease in interest expense on FHLB borrowings, deposits, and repurchase agreements was due primarily to a decrease in the weighted average rate paid on the portfolios between the two periods.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2014	2013	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB borrowings	$14,826	$17,377	$(2,551)	(14.7)%
Deposits	8,124	9,009	(885)	(9.8)
Repurchase agreements	2,773	2,885	(112)	(3.9)
Total interest expense	$25,723	$29,271	$(3,548)	(12.1)

The weighted average rate paid on the FHLB borrowings portfolio decreased 25 basis points, from 2.66% for the prior year quarter to 2.41% for the current quarter.  The decrease in the average rate paid was primarily a result of maturities and renewals to lower market rates that occurred between periods.    Additionally, the average balance of FHLB borrowings decreased $152.0 million between periods, due to some maturing advances not being renewed in their entirety, along with a decrease in the usage of the FHLB line of credit.  In the prior year quarter, $100.0 million of FHLB advance maturities were  temporarily funded with the FHLB line of credit as management evaluated borrowing options and related strategies.

The decrease in the weighted average rate paid on the deposit portfolio was due primarily to a decrease in the weighted average rate paid on the retail certificate of deposit portfolio.  The weighted average rate paid on the retail certificate of deposit portfolio decreased 14 basis points, from 1.36% for the prior year quarter to 1.22% for the current quarter.

The weighted average rate paid on the repurchase agreements decreased 50 basis points, from 3.93% for the prior year quarter to 3.43% for the current quarter, partially offset by a $29.5 million increase in the average balance between periods.  The decrease in the average rate paid on repurchase agreements was due to maturities and a new agreement entered into between periods which had a rate less than the existing portfolio.

Provision for Credit Losses
The Bank recorded a provision for credit losses during the current quarter of $307 thousand, compared to an $800 thousand negative provision for credit losses for the prior year quarter.  The $307 thousand provision for credit losses in the current quarter takes into account net charge-offs of $192 thousand.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2014	2013	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$10,929	$12,137	$(1,208)	(10.0)%
Occupancy	2,479	2,427	52	2.1
Information technology and communications	2,373	2,293	80	3.5
Regulatory and outside services	1,437	1,391	46	3.3
Deposit and loan transaction costs	1,326	1,286	40	3.1
Federal insurance premium	1,078	1,107	(29)	(2.6)
Advertising and promotional	942	1,186	(244)	(20.6)
Other non-interest expense	1,816	1,775	41	2.3
Total non-interest expense	$22,380	$23,602	$(1,222)	(5.2)

The decrease in salaries and employee benefits was due primarily to a decrease in ESOP related expenses resulting largely from the final allocation of ESOP shares acquired in our initial public offering (March 1999) being made at September 30, 2013.  In fiscal year 2014 the only ESOP shares to be allocated will be the shares acquired in the Company’s corporate reorganization in December 2010.

The Company’s efficiency ratio was 43.19% for the current quarter compared to 46.99% for the prior year quarter.  The change in the efficiency ratio was due primarily to a decrease in total non-interest expense and an increase in net interest income.

Income Tax Expense
Income tax expense was $9.1 million for the current quarter compared to $9.4 million for the prior year quarter.  The effective income tax rate for the current quarter was 31.4% compared to 34.4% for the prior year quarter.  The change in the effective income tax rate between periods was due to an overall lower effective income tax rate in the current year along with a true-up of income tax expense in the current quarter to account for a lower effective tax rate for the entire current fiscal year due to higher deductible expenses associated with dividends paid on ESOP shares as a result of the True Blue Capitol dividend paid in June 2014.  The overall effective income tax rate decreased between periods due largely to a lower amount of nondeductible ESOP related expenses due to the final ESOP allocation on September 30, 2013, along with higher tax credits related to our low-income housing partnerships and higher pretax income in the current year, which resulted in all items impacting the income tax rate having a smaller impact on the overall effective tax rate compared to the prior year.

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

	For the Three Months Ended
	June 30, 2014			June 30, 2013
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$6,095,618	$57,474	3.77%	$5,767,597	$56,627	3.93%
MBS(2)	1,946,653	11,206	2.30	2,257,180	13,419	2.38
Investment securities(2)(3)	610,101	1,739	1.14	830,242	2,439	1.17
FHLB stock	118,095	1,452	4.93	133,011	1,151	3.47
Cash and cash equivalents	81,393	50	0.25	65,588	39	0.24
Total interest-earning assets(1)(2)	8,851,860	71,921	3.25	9,053,618	73,675	3.26
Other noninterest-earning assets	216,959			228,475
Total assets	$9,068,819			$9,282,093

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Checking	$691,454	66	0.04	$652,936	$63	0.04
Savings	296,424	92	0.13	282,214	63	0.09
Money market	1,133,901	653	0.23	1,143,043	549	0.19
Retail certificates	2,229,439	6,784	1.22	2,261,487	7,668	1.36
Wholesale certificates	300,557	529	0.71	297,684	666	0.90
Total deposits	4,651,775	8,124	0.70	4,637,364	9,009	0.78
FHLB borrowings(4)	2,466,954	14,826	2.41	2,618,978	17,377	2.66
Repurchase agreements	320,000	2,773	3.43	290,549	2,885	3.93
Total borrowings	2,786,954	17,599	2.53	2,909,527	20,262	2.79
Total interest-bearing liabilities	7,438,729	25,723	1.38	7,546,891	29,271	1.55
Other noninterest-bearing liabilities	93,984			97,413
Stockholders’ equity	1,536,106			1,637,789
Total liabilities and stockholders’ equity	$9,068,819			$9,282,093
						(Continued)

	For the Three Months Ended
	June 30, 2014				June 30, 2013
	Average	Interest			Average	Interest
	Outstanding	Earned/	Yield/		Outstanding	Earned/	Yield/
	Balance	Paid	Rate		Balance	Paid	Rate
	(Dollars in thousands)

Net interest income(5)		$46,198				$44,404
Net interest rate spread(6)			1.87%				1.71%
Net interest-earning assets	$1,413,131				$1,506,727
Net interest margin(7)			2.09				1.96
Ratio of interest-earning assets
to interest-bearing liabilities			1.19	x			1.20	x

Selected performance ratios:
Return on average assets (annualized)			0.88%				0.78%
Return on average equity (annualized)			5.20				4.39
Average equity to average assets			16.94				17.64
Operating expense ratio (annualized)(8)			0.99				1.02
Efficiency ratio(9)			43.19				46.99

						(Concluded)

(1)

Calculated net of unearned loan fees and deferred costs, and undisbursed loan funds.  Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.  Balances include LHFS.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.
(3)

The average balance of investment securities includes an average balance of non-taxable securities of $37.1 million and $40.5 million for the three month periods ended June 30, 2014 and 2013, respectively.

(4)	The balance and rate of FHLB borrowings are stated net of deferred gains and deferred prepayment penalties.
(5)

Net interest income represents the difference between interest income earned on interest-earning assets, such as mortgage loans, investment securities, and MBS, and interest paid on interest-bearing liabilities, such as deposits, FHLB borrowings, and repurchase agreements.  Net interest income depends on the balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

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

Rate/Volume Analysis

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended June 30, 2014 to the three months ended June 30, 2013.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended June 30,
	2014 vs. 2013
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$3,095	$(2,248)	$847
MBS	(1,799)	(414)	(2,213)
Investment securities	(629)	(71)	(700)
FHLB stock	(140)	441	301
Cash equivalents	9	2	11
Total interest-earning assets	536	(2,290)	(1,754)

Interest-bearing liabilities:
Checking	4	(1)	3
Savings	3	26	29
Money market	(4)	109	105
Certificates of deposit	(94)	(928)	(1,022)
FHLB borrowings	(605)	(1,946)	(2,551)
Repurchase agreements	276	(388)	(112)
Total interest-bearing liabilities	(420)	(3,128)	(3,548)

Net change in net interest and dividend income	$956	$838	$1,794

Comparison of Operating Results for the Three Months Ended June 30, 2014 and March 31, 2014

Net income increased $295 thousand, or 1.5%, from $19.7 million for the quarter ended March 31, 2014 to $20.0 million for the quarter ended June 30, 2014.  The increase in net income was due primarily to a decrease in income tax expense, as well as to a decrease in interest expense on FHLB borrowings.  The net interest margin increased two basis points, from 2.07% for the prior quarter, to 2.09% for the current quarter.  The increase in the net interest margin was largely a result of a decrease in interest expense on FHLB borrowings.

Interest and Dividend Income
The weighted average yield on total interest-earning assets for the current quarter remained unchanged from the prior quarter at 3.25%, while the average balance of interest-earning assets increased $1.2 million between the two periods.  The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2014	2014	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$57,474	$57,117	$357	0.6%
MBS	11,206	11,597	(391)	(3.4)
Investment securities	1,739	1,869	(130)	(7.0)
FHLB stock	1,452	1,229	223	18.1
Cash and cash equivalents	50	45	5	11.1
Total interest and dividend income	$71,921	$71,857	$64	0.1

The increase in interest income on loans receivable was due to a $50.1 million increase in the average balance of the portfolio, partially offset by a one basis point decrease in the weighted average yield on the portfolio to 3.77% for the current quarter.  Included in interest income on loans receivable for the current quarter was $17 thousand related to the net amortization of premiums/deferred costs and the accretion of discounts/unearned loan fees increasing the average yield on the portfolio by less than one basis point.  During the prior quarter, $67 thousand, net, was accreted and increased the average yield on the portfolio by less than one basis point.

The decrease in interest income on MBS was due to a nine basis point decrease in the weighted average yield on the portfolio to 2.30% for the current quarter.  Included in interest income on MBS for the current quarter was $1.5 million from the net amortization of premiums and the accretion of discounts decreasing the average yield on the portfolio by 32 basis points.  During the prior quarter, $1.3 million of net premiums were amortized and decreased the average yield on the portfolio by 26 basis points.  The decrease in interest income on investment securities was due to a $52.2 million decrease in the average balance of the portfolio.  Cash flows from the MBS and investment securities portfolios not reinvested in the portfolios were used to fund loan growth, pay dividends, and repurchase Company stock.

The increase in dividends on FHLB stock was due to an increase in the FHLB dividend rate during the current quarter.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities decreased four basis points from the prior quarter to 1.38% for the current quarter, and the average balance of interest-bearing liabilities increased $5.0 million between the two periods.  The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2014	2014	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB borrowings	$14,826	$15,311	$(485)	(3.2)%
Deposits	8,124	8,076	48	0.6
Repurchase agreements	2,773	2,743	30	1.1
Total interest expense	$25,723	$26,130	$(407)	(1.6)

The decrease in interest expense on FHLB borrowings was due primarily to a decrease in the weighted average rate paid on the portfolio as a result of maturing FHLB advances being renewed at lower market rates and partially to a decrease in the average balance.  The largest contributor to the decrease in interest expense on FHLB borrowings quarter-over-quarter was a $200.0 million advance with an effective rate of 5.01% that matured in early February 2014 being partially replaced with a $150.0 million advance with a fixed-rate of 2.59% and an original term of 84 months.  In mid-May 2014, a $100.0 million advance with an effective rate of 2.80% matured and was replaced with a $100.0 million advance with a term of 84 months and a fixed-rate of 2.45%.  Subsequent to June 30, 2014, a $100.0 million repurchase agreement with a rate of 4.20% matured and was replaced with a $100.0 million FHLB advance with a term of 60 months at a fixed-rate of 1.96%.

Provision for Credit Losses
The Bank recorded a provision for credit losses during the current quarter of $307 thousand compared to a provision for credit losses during the prior quarter of $160 thousand.  The $307 thousand provision for credit losses in the current quarter takes into account net charge-offs of $192 thousand.

Non-Interest Income

The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2014	2014	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$3,792	$3,454	$338	9.8%
Insurance commissions	827	1,204	(377)	(31.3)
Loan fees	367	404	(37)	(9.2)
Income from BOLI	333	330	3	0.9
Other non-interest income	300	335	(35)	(10.4)
Total non-interest income	$5,619	$5,727	$(108)	(1.9)

The increase in retail fees and charges was due primarily to an increase in debit card income, due in part to seasonality, and an increase in service charges earned.  The decrease in insurance commissions was due largely to a decrease in the amount of contingent commissions received from certain insurance providers, compared to the prior quarter.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2014	2014	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$10,929	$10,724	$205	1.9%
Occupancy	2,479	2,634	(155)	(5.9)
Information technology and communications	2,373	2,320	53	2.3
Regulatory and outside services	1,437	1,157	280	24.2
Deposit and loan transaction costs	1,326	1,263	63	5.0
Federal insurance premium	1,078	1,103	(25)	(2.3)
Advertising and promotional	942	877	65	7.4
Other non-interest expense	1,816	1,750	66	3.8
Total non-interest expense	$22,380	$21,828	$552	2.5

The increase in salaries and employee benefits expense was due primarily to compensation expense on unallocated ESOP shares related to the $0.25 per share True Blue Capitol dividend paid in June 2014.  Included in the current quarter was $558 thousand of additional compensation expense related to this dividend.  The same amount will be recorded during the fourth quarter of fiscal year 2014.  The increase in regulatory and outside services was due primarily to the timing of fees paid for external audit services.

The Company’s efficiency ratio was 43.19% for the current quarter compared to 42.42% for the prior quarter.  The change in the efficiency ratio was due primarily to the increase in total non-interest expense.

Income Tax Expense
Income tax expense was $9.1 million for the current quarter compared to $9.8 million for the prior quarter.  The decrease in expense between periods was due primarily to a decrease in the effective income tax rate from 33.2% for the prior quarter to 31.4% for the current quarter.  The decrease in the effective income tax rate between periods was largely a result of a true-up of income tax expense for fiscal year 2014 to account for a lower effective tax rate for the year, primarily a result of higher deductible expenses associated with dividends paid on ESOP shares due to the True Blue Capitol dividend paid in June 2014.

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

	For the Three Months Ended
	June 30, 2014			March 31, 2014
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$6,095,618	$57,474	3.77%	$6,045,516	$57,117	3.78%
MBS(2)	1,946,653	11,206	2.30	1,942,336	11,597	2.39
Investment securities(2)(3)	610,101	1,739	1.14	662,266	1,869	1.13
FHLB stock	118,095	1,452	4.93	128,859	1,229	3.87
Cash and cash equivalents	81,393	50	0.25	71,652	45	0.25
Total interest-earning assets(1)(2)	8,851,860	71,921	3.25	8,850,629	71,857	3.25
Other noninterest-earning assets	216,959			222,552
Total assets	$9,068,819			$9,073,181

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Checking	$691,454	66	0.04	$674,447	63	0.04
Savings	296,424	92	0.13	291,106	77	0.11
Money market	1,133,901	653	0.23	1,139,010	650	0.23
Retail certificates	2,229,439	6,784	1.22	2,217,967	6,699	1.22
Wholesale certificates	300,557	529	0.71	305,848	587	0.78
Total deposits	4,651,775	8,124	0.70	4,628,378	8,076	0.71
FHLB borrowings(4)	2,466,954	14,826	2.41	2,485,393	15,311	2.50
Repurchase agreements	320,000	2,773	3.43	320,000	2,743	3.43
Total borrowings	2,786,954	17,599	2.53	2,805,393	18,054	2.60
Total interest-bearing liabilities	7,438,729	25,723	1.38	7,433,771	26,130	1.42
Other noninterest-bearing liabilities	93,984			96,460
Stockholders’ equity	1,536,106			1,542,950
Total liabilities and stockholders’ equity	$9,068,819			$9,073,181
						(Continued)

	For the Three Months Ended
	June 30, 2014				March 31, 2014
	Average	Interest			Average	Interest
	Outstanding	Earned/	Yield/		Outstanding	Earned/	Yield/
	Balance	Paid	Rate		Balance	Paid	Rate
	(Dollars in thousands)

Net interest income(5)		$46,198				$45,727
Net interest rate spread(6)			1.87%				1.83%
Net interest-earning assets	$1,413,131				$1,416,858
Net interest margin(7)			2.09				2.07
Ratio of interest-earning assets
to interest-bearing liabilities			1.19	x			1.19	x

Selected performance ratios:
Return on average assets (annualized)			0.88%				0.87%
Return on average equity (annualized)			5.20				5.10
Average equity to average assets			16.94				17.01
Operating expense ratio (annualized)(8)			0.99				0.96
Efficiency ratio(9)			43.19				42.42

						(Concluded)

(1)

Calculated net of unearned loan fees and deferred costs, and undisbursed loan funds.  Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.  Balances include LHFS.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.
(3)

The average balance of investment securities includes an average balance of non-taxable securities of $37.1 million and $36.4 million for the three month periods ended June 30, 2014 and March 31, 2014, respectively.

(4)	The balance and rate of FHLB borrowings are stated net of deferred gains and deferred prepayment penalties.
(5)

Net interest income represents the difference between interest income earned on interest-earning assets, such as mortgage loans, investment securities, and MBS, and interest paid on interest-bearing liabilities, such as deposits, FHLB borrowings, and repurchase agreements.  Net interest income depends on the balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

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

Rate/Volume Analysis

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended June 30, 2014 to the three months ended March 31, 2014.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous quarter’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous quarter.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended
	June 30, 2014 vs. March 31, 2014
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$476	$(119)	$357
MBS	26	(417)	(391)
Investment securities	(148)	18	(130)
FHLB stock	(105)	328	223
Cash and cash equivalents	5	--	5
Total interest-earning assets	254	(190)	64

Interest-bearing liabilities:
Checking	2	--	2
Savings	2	14	16
Money market	3	1	4
Certificates of deposit	34	(8)	26
FHLB borrowings	(107)	(378)	(485)
Repurchase agreements	15	15	30
Total interest-bearing liabilities	(51)	(356)	(407)

Net change in net interest and dividend income	$305	$166	$471

Liquidity and Capital Resources

Liquidity refers to our ability to generate sufficient cash to fund ongoing operations, to repay maturing certificates of deposit and other deposit withdrawals, to repay maturing borrowings, and to fund loan commitments.  Liquidity management is both a daily and long-term function of our business management.  The Company’s most available liquid assets are represented by cash and cash equivalents, AFS MBS and investment securities, and short-term investment securities.  The Bank’s primary sources of funds are deposits, FHLB borrowings, repurchase agreements, repayments and maturities of outstanding loans and MBS and other short-term investments, and funds provided by operations.  The Bank’s borrowings primarily have been used to invest in GSE debentures and MBS in an effort to manage the Bank’s interest rate risk with the intent to improve the earnings of the Bank while maintaining capital ratios in excess of regulatory standards for well-capitalized financial institutions.  In addition, the Bank’s focus on managing risk has provided additional liquidity capacity by remaining below FHLB borrowing limits and by maintaining a balance of MBS and investment securities available as collateral for borrowings.

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

In the event short-term liquidity needs exceed available cash, the Bank has access to a line of credit at the FHLB and the Federal Reserve Bank discount window.  The FHLB line of credit, when combined with FHLB advances, may generally not exceed 50% of total assets.    The amount that can be borrowed from the Federal Reserve Bank discount window is based upon the fair value of securities pledged as collateral and certain other characteristics of those securities, and is used only when other sources of short-term liquidity are unavailable.  Management tests the Bank’s access to the Federal Reserve Bank discount window annually with a nominal, one night borrowing.

If management observes a trend in the amount and frequency of line of credit utilization that is not in conjunction with a planned management strategy, the Bank will likely utilize long-term wholesale borrowing sources such as FHLB advances and/or repurchase agreements to provide permanent fixed-rate funding.  The maturity of these borrowings is generally structured in such a way as to stagger maturities in order to reduce the risk of a highly negative cash flow position at maturity.

The outstanding amount of FHLB advances was $2.48 billion at June 30, 2014, of which  $600.0 million is scheduled to mature in the next 12 months.  At June 30, 2014, the Bank’s ratio of the par value of FHLB borrowings to total assets, as reported to the OCC, was 27%.  The borrowings are secured by a blanket pledge of our loan portfolio, as collateral, supported by quarterly reporting to the FHLB.  Our excess capacity at the FHLB as of June 30, 2014 was $1.78 billion.  It is possible that increases in our borrowings or decreases in our loan portfolio, or changes in FHLB lending guidelines could require the Bank to pledge securities as collateral on FHLB borrowings.

At June 30, 2014, the Bank had repurchase agreements of $320.0 million, or approximately 4% of total assets, of which $100.0 million is scheduled to mature in the next 12 months.  The Bank may enter into additional repurchase agreements as management deems appropriate, not to exceed 15% of total assets.  The Bank has pledged securities with an estimated fair value of $361.4 million as collateral for repurchase agreements at June 30, 2014.  The securities pledged for the repurchase agreements will be delivered back to the Bank when the repurchase agreements mature.

The Bank’s internal policy limits total borrowings to 55% of total assets.  At June 30, 2014, the Bank had total borrowings, at par, of $2.80 billion, or approximately 31% of total assets.  Additionally, the Bank could utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios.  At June 30, 2014, the Bank had $1.19 billion of securities that were eligible but unused as collateral for borrowing or other liquidity needs.  This collateral amount is comprised of AFS and HTM securities with individual fair values greater than $10.0 million, which is then reduced by a collateralization ratio of 10% to account for potential market value fluctuations.

The Bank has access to and utilizes other sources for liquidity purposes, such as brokered deposits and public unit deposits.  As of June 30, 2014, the Bank’s policy allows for combined brokered and public unit deposits up to 15% of total deposits.  At June 30, 2014, the Bank had brokered and public unit deposits totaling $303.3 million, or approximately 7% of total deposits.  Management continuously monitors the wholesale deposit market for opportunities to obtain brokered and public unit deposits at attractive rates.  The Bank has pledged securities with an estimated fair value of $316.4 million as collateral for public unit deposits.  The securities pledged as collateral for public unit deposits are held under joint custody by the FHLB and generally will be released upon deposit maturity.

While scheduled payments from the amortization of loans and MBS and payments on short-term investments are relatively predictable sources of funds, deposit flows, prepayments on loans and MBS, and calls of investment securities are greatly influenced by general interest rates, economic conditions, and competition, and are less predictable sources of funds.  To the extent possible, the Bank manages the cash flows of its loan and deposit portfolios by the rates it offers customers.

At June 30, 2014, cash and cash equivalents totaled $88.4 million, a decrease of $25.5 million from September 30, 2013.  During the nine months  ended June 30, 2014, loan originations and purchases, net of principal repayments and related loan activity, resulted in a cash outflow of $177.5 million.  See additional discussion regarding loan activity in “Financial Condition – Loans Receivable.”  During the nine months ended June 30, 2014, proceeds from called or matured investment securities were $286.3 million and principal payments on MBS were $287.5 million.  During the nine months ended June 30, 2014, the Bank purchased $134.2 million of investment securities and $150.7 million of MBS.  Cash flows from the securities portfolio were used, in part, to fund loan growth during the nine months ended June 30, 2014.

The following table presents the contractual maturities of our loan, MBS, and investment securities portfolios at June 30, 2014, along with associated weighted average yields.  Loans and securities which have adjustable interest rates are shown as maturing in the period during which the contract is due.  The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses.  As of June 30, 2014, the amortized cost of investment securities in our portfolio which are callable or have pre-refunding dates within one year totaled $488.4 million.

	Loans(1)		MBS		Investment Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Amounts due:
Within one year	$78,814	3.91%	$--	--%	$5,616	2.43%	$84,430	3.81%

After one year:
Over one to two	44,324	4.01	212	5.71	3,928	2.71	48,464	3.91
Over two to three	14,314	5.37	304	5.71	60,019	1.18	74,637	2.00
Over three to five	76,365	4.96	65,794	4.39	459,450	1.09	601,609	1.95
Over five to ten	349,300	4.15	534,986	2.15	59,036	1.29	943,322	2.84
Over ten to fifteen years	1,424,964	3.50	740,372	2.30	--	--	2,165,336	3.09
After fifteen years	4,209,033	3.80	562,342	2.27	2,356	1.49	4,773,731	3.62
Total due after one year	6,118,300	3.77	1,904,010	2.32	584,789	1.14	8,607,099	3.27

	$6,197,114	3.77	$1,904,010	2.32	$590,405	1.15	$8,691,529	3.28

(1)

Demand loans, loans having no stated maturity, and overdraft loans are included in the amounts due within one year.  Construction loans are presented based on the term to complete construction.  The maturity date for home equity loans assumes the customer always makes the required minimum payment.

At June 30, 2014, $1.32 billion of the Bank’s $2.53 billion of certificates of deposit was scheduled to mature within one year.  Included in the $1.32 billion is  $241.7 million of public unit and brokered deposits.  Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products at the prevailing rate, although no assurance can be given in this regard.

During the nine months  ended June 30, 2014, the Company paid $127.9 million in cash dividends and repurchased 5,533,465 shares at an average price of $11.99 per share, or a total cost of $66.3 million.  See additional discussion regarding dividends and common stock repurchases in “Financial Condition – Stockholders’ Equity.”  At June 30, 2014, Capitol Federal Financial, Inc., at the holding company level, had $141.6 million on deposit at the Bank.

Limitations on Dividends and Other Capital Distributions

Although savings and loan holding companies are not currently subject to regulatory capital requirements or specific restrictions on the payment of dividends or other capital distributions, the OCC does prescribe such restrictions on subsidiary savings associations. The OCC regulations impose restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers, and other transactions charged to the capital account.

Generally, savings institutions such as the Bank may make capital distributions during any calendar year equal to earnings of the previous two calendar years and current year-to-date earnings under the FRB and OCC safe harbor regulations.  It is generally required that the Bank remain well capitalized before and after a proposed distribution.    However, an institution deemed to be in need of more than normal supervision by the OCC may have its capital distribution authority restricted.    A savings institution, such as the Bank, that is a subsidiary of a savings and loan holding company and that proposes to make a capital distribution must submit written notice to the OCC and FRB 30 days prior to such distribution.  The OCC and FRB may object to the distribution during that 30-day period based on safety and soundness or other concerns.  Savings institutions that desire to make a larger capital distribution, are under special restrictions, or are not, or would not be, well capitalized following a proposed capital distribution, however, must obtain regulatory non-objection prior to making such distribution.

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

The Company paid cash dividends of $127.9 million during the nine months ended June 30, 2014.  Dividend payments depend upon a number of factors including the Company’s financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank’s ability to make capital distributions to the Company, and the amount of cash at the holding company.

Off-Balance Sheet Arrangements, Commitments and Contractual Obligations

The Company, in the normal course of business, makes commitments to buy or sell assets or to incur or fund liabilities.  Commitments may include, but are not limited to:

•	the origination, purchase, or sale of loans;
•	the purchase or sale of investment securities and MBS;
•	extensions of credit on home equity loans, construction loans, and commercial loans;
•	terms and conditions of operating leases; and,
•	funding withdrawals of deposit accounts at maturity.

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

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims.  In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company’s consolidated financial statements for the quarter ended June 30, 2014, or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status for the Bank in accordance with regulatory standards.  As of June 30, 2014, the Bank exceeded all regulatory capital requirements.  The Company currently does not have any regulatory capital requirements.  The following table presents the Bank’s regulatory capital ratios at June 30, 2014 based upon regulatory guidelines.

		Regulatory
		Requirement For
	Bank	“Well-Capitalized”
	Ratios	Status
Tier 1 leverage ratio	14.4%	5.0%
Tier 1 risk-based capital	33.5	6.0
Total risk-based capital	33.7	10.0

A reconciliation of the Bank’s equity under GAAP to regulatory capital amounts as of June 30, 2014 is as follows (dollars in thousands):

Total Bank equity as reported under GAAP	$1,305,210
Unrealized gains on AFS securities	(7,100)
Total Tier 1 capital	1,298,110
ACL	9,082
Total risk-based capital	$1,307,192

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

For a complete discussion of the Bank’s asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Bank’s portfolios, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management and Market Risk” in the Company’s Annual Report to Stockholders for the year ended September 30, 2013, attached as Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.  The analyses presented in the tables below reflect the level of market risk at the Bank, including the cash the holding company has deposited at the Bank.

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

Change	Percentage Change in Net Interest Income
(in Basis Points)	At
in Interest Rates(1)	June 30, 2014	March 31, 2014	September 30, 2013
-100 bp	N/A	N/A	N/A
000 bp	--	--	--
+100 bp	(2.03)%	(1.17)%	(2.29)%
+200 bp	(4.92)	(3.02)	(4.76)
+300 bp	(8.86)	(6.07)	(7.89)

(1)	Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

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

The sensitivity of the Bank’s one-year net interest income projection increased at June 30, 2014 compared to March 31, 2014.  The Bank’s one-year gap amount, the net amount of assets projected to reprice minus the amount of liabilities projected to reprice, became more negative between these two periods.  See full discussion of the gap analysis below.  A negative gap position indicates that the Bank has more liabilities projected to reprice over the forecast horizon than assets.  This means that as interest rates move higher, liabilities would reprice to higher interest rates at a faster pace than assets and, thus, have a negative impact to the Bank’s net interest income projection.  The increase in the negative gap position at June 30, 2014 was due primarily to an increase in the amount of certificates of deposit repricing over the next 12 months,  a decrease in the amount of ARM loans repricing, and the continued shift of cash and securities  (which generally create greater short-term cash flows) to the mortgage loan portfolio (which has longer cash flow projections than cash and securities).   The impact of these items was somewhat offset by an anticipated increase in cash flows on fixed-rate mortgage-related assets as a result of lower interest rates at June 30, 2014 compared to March 31, 2014.

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

Change	Percentage Change in MVPE
(in Basis Points)	At
in Interest Rates(1)	June 30, 2014	March 31, 2014	September 30, 2013
-100 bp	N/A	N/A	N/A
000 bp	--	--	--
+100 bp	(9.75)%	(10.64)%	(11.44)%
+200 bp	(21.19)	(22.71)	(23.86)
+300 bp	(33.15)	(34.86)	(36.36)

(1)	Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

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

The MVPE is negatively impacted by higher interest rates for all periods presented.  As interest rates rise, projected prepayments decrease as fewer borrowers have an economic incentive to refinance or endorse their mortgage loan to a lower interest rate.  Prepayments in the higher interest rate environments will likely only be realized through changes in borrowers’ lives such as divorce, death, job-related relocations, or other life changing events, resulting in an increase in the average life of mortgage-related assets.  Also, call projections for the Bank’s callable agency debentures decrease as interest rates rise, which results in their cash flows moving towards their contractual maturity dates.  The longer expected average lives of these assets, relative to the assumptions in the base case interest rate environment, increases the sensitivity of their market value to changes in interest rates.  The negative impact to the Bank’s MVPE indicates that the market value of the Bank’s assets is more sensitive to changes in rising interest rates than the market value of liabilities.

At June 30, 2014, the percentage change in the Bank’s MVPE was less adversely impacted by higher interest rates than at March 31, 2014.  This was due primarily to lower interest rates, particularly lower mortgage interest rates, at June 30, 2014 compared to March 31, 2014, which resulted in shorter WAL’s for the Bank’s mortgage-related assets in the base case.  Additionally, during the current quarter, a $100.0 million FHLB advance matured and was replaced with a fixed-rate $100.0 million advance with a term of 84 months, which lengthened the overall WAL of the Bank’s borrowings and reduced exposure to higher interest rates compared to March 31, 2014.

The following gap table summarizes the anticipated maturities or repricing periods of the Bank’s interest-earning assets and interest-bearing liabilities as of June 30, 2014 based on the information and assumptions set forth in the notes below.  Cash flow projections for mortgage-related assets are calculated based on current interest rates.  Prepayment projections are subjective in nature, involve uncertainties and assumptions and, therefore, cannot be determined with a high degree of accuracy.  Although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates.  Assumptions may not reflect how actual yields and costs respond to market changes.  The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates.  Certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the gap table below.  For additional information regarding the impact of changes in interest rates, see the preceding Percentage Change in Net Interest Income and Percentage Change in MVPE discussions and tables.

	Within	Three to	More Than	More Than
	Three	Twelve	One Year to	Three Years	Over
	Months	Months	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable:(1)
Mortgage loans:
Fixed-rate	$261,912	$633,847	$1,113,113	$704,647	$2,127,793	$4,841,312
Adjustable-rate	97,483	605,347	350,257	101,427	48,993	1,203,507
Other loans	114,368	9,041	8,098	2,088	1,565	135,160
Investment securities(2)	7,542	8,056	61,979	486,705	30,656	594,938
MBS(3)	235,925	476,952	523,233	290,740	361,213	1,888,063
Other interest-earning assets	72,496	--	--	--	--	72,496
Total interest-earning assets	789,726	1,733,243	2,056,680	1,585,607	2,570,220	8,735,476

Interest-bearing liabilities:
Deposits:
Checking(4)	127,814	48,607	109,506	85,107	327,508	698,542
Savings(4)	71,748	14,879	34,308	26,609	147,483	295,027
Money market(4)	156,079	200,962	274,427	157,309	485,678	1,274,455
Certificates	491,335	835,638	856,061	345,122	324	2,528,480
Borrowings(5)	100,000	600,000	995,000	500,000	647,260	2,842,260
Total interest-bearing liabilities	946,976	1,700,086	2,269,302	1,114,147	1,608,253	7,638,764

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(157,250)	$33,157	$(212,622)	$471,460	$961,967	$1,096,712

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities	$(157,250)	$(124,093)	$(336,715)	$134,745	$1,096,712

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities as a
percent of total Bank assets at
June 30, 2014	(1.74)%	(1.37)%	(3.73)%	1.49%	12.14%
March 31, 2014	0.10	(0.43)	(2.23)	0.42	12.51
September 30, 2013	(0.88)	4.04	(3.47)	(2.87)	12.59

(1)

ARM loans are included in the period in which the rate is next scheduled to adjust or in the period in which repayments are expected to occur, or prepayments are expected to be received, prior to their next rate adjustment, rather than in the period in which the loans are due.  Fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization and prepayment assumptions.  Balances are net of deferred fees and exclude loans 90 or more days delinquent or in foreclosure, which totaled $17.1 million at June 30, 2014.

(2)	Based on contractual maturities, term to call dates or pre-refunding dates as of June 30, 2014, at amortized cost.
(3)	Reflects projected prepayments of MBS, at amortized cost.
(4)

Although the Bank’s checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities.  The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts is based on assumptions developed from our actual experiences with these accounts.  If all of the Bank’s checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $1.77 billion, for a cumulative one-year gap of (19.6)% of total assets.

(5)	Borrowings exclude $6.6 million of deferred prepayment penalty costs and $38 thousand of deferred gains on terminated interest rate swap agreements.

The change in the one-year gap at June 30, 2014 compared to March 31, 2014 was due primarily to an increase in the amount of certificates of deposit repricing over the next 12 months, a decrease in the amount of ARM loans repricing, and the continued shift of cash and securities (which generally create greater short-term cash flows) to the mortgage loan portfolio (which has longer cash flow projections than cash and securities).  This was somewhat offset by an anticipated increase in cash flows on fixed-rate mortgage-related assets due to lower interest rates at June 30, 2014 compared to March 31, 2014.  The gap position of the Bank has been managed over the past several years as increasing interest rates have been anticipated.  Because of the on-balance sheet strategies implemented over the past several years of lengthening FHLB advances, increasing rates offered on longer-term certificate of deposit products, purchasing shorter term maturities of agency debentures, and focusing on the long-term value of the balance sheet through the measurement and management of our MVPE, management believes the Bank is well-positioned to move into a market rate environment where interest rates are higher than one year ago.

If interest rates were to increase 200 basis points, the Bank’s one-year gap would become more negative.  The +200 basis point gap in this scenario would be negative (5.68)% of total assets at June 30, 2014.  This indicates that the projected cash flows from the Bank’s mortgage-related assets and callable investment securities would decrease over the next 12 months, if interest rates were to increase 200 basis points, as a result of the diminished economic incentive to prepay mortgages or exercise embedded call option for the debtor.

The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates, for our interest-earning assets and interest-bearing liabilities as of the date presented.  Yields presented for interest-earning assets include the amortization of fees, costs, premiums, and discounts which are considered adjustments to the yield.  The interest rate presented for borrowings is the effective rate, which includes the net impact of the amortization of deferred prepayment penalties resulting from the prepayment of certain FHLB advances and deferred gains related to interest rate swaps previously terminated.

	June 30, 2014
	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Investment securities	$590,405	1.15%	3.4	23.6%	6.6%
MBS - fixed	1,361,139	2.38	3.9	54.6	15.3
MBS - adjustable	542,871	2.20	5.8	21.8	6.1
Total investment securities and MBS	2,494,415	2.05	4.2	100.0%	28.0
Loans receivable:
Fixed-rate one- to four-family:
<= 15 years	1,151,997	3.47	4.0	18.6%	13.0
> 15 years	3,578,784	4.15	6.4	57.7	40.2
All other fixed-rate loans	142,926	4.80	4.2	2.3	1.6
Total fixed-rate loans	4,873,707	4.01	5.8	78.6	54.8

Adjustable-rate one- to four-family:
<= 36 months	378,905	2.26	3.9	6.1	4.3
> 36 months	781,133	2.92	3.3	12.6	8.8
All other adjustable-rate loans	163,369	4.35	1.5	2.7	1.8
Total adjustable-rate loans	1,323,407	2.91	3.3	21.4	14.9
Total loans receivable	6,197,114	3.77	5.2	100.0%	69.7
FHLB stock	112,876	4.98	2.8		1.3
Cash and cash equivalents	88,424	0.24	--		1.0
Total interest-earning assets	$8,892,829	3.27	4.9		100.0%

Transaction deposits	$2,126,382	0.15	6.8	45.7%	28.5%
Certificates of deposit	2,528,480	1.16	1.3	54.3	34.0
Total deposits	4,654,862	0.70	3.8	100.0%	62.5
Borrowings	2,795,000	2.53	2.9		37.5
Total interest-bearing liabilities	$7,449,862	1.38	3.5		100.0%

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Act”) as of June 30, 2014.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of June 30, 2014, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) identified in connection with the evaluation required by Rule 13a-15(d) of the Act that occurred during the Company’s quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

See  “Liquidity and Capital Resources - Capital”  in  “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”  regarding OCC restrictions on dividends from the Bank to the Company.

The following table summarizes our share repurchase activity during the quarter ended June 30, 2014 and additional information regarding our share repurchase program.  In November 2012, the Company announced its Board of Directors approved a $175.0 million stock repurchase program.  This plan has no expiration date.

				Approximate
	Total		Total Number of	Dollar Value of
	Number of	Average	Shares Purchased	Shares that May
	Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plans
April 1, 2014 through
April 30, 2014	--	$--	--	$72,440,747
May 1, 2014 through
May 31, 2014	--	--	--	72,440,747
June 1, 2014 through
June 30, 2014	763,390	11.97	763,390	63,301,267
Total	763,390	11.97	763,390	63,301,267

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: August 1, 2014	By: /s/ John B. Dicus
John B. Dicus, Chairman, President and Chief Executive Officer

Date: August 1, 2014	By: /s/ Kent G. Townsend
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

The following information from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended June 30, 2014, filed with the Securities and Exchange Commission on August 1, 2014, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at June 30, 2014 and September 30, 2013, (ii) Consolidated Statements of Income for the three and nine months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2014 and 2013, (iv) Consolidated Statement of Stockholders’ Equity for the nine months ended June 30, 2014, (v) Consolidated Statements of Cash Flows for the nine months ended June 30, 2014 and 2013, and (vi) Notes to the Unaudited Consolidated Financial Statements

*No statement is provided because the computation of per share earnings can be clearly determined from the Financial Statements included in this report.