Form 10-K
period 2014-09-30
Capitol Federal Financial Inc
filed 2014-11-26
CIK 1490906

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014
                                                                                 or
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

Registrant's telephone number, including area code:
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
Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Act. (Check one):
Large accelerated filer ☑      Accelerated filer ☐       Non-accelerated filer ☐    Smaller reporting company ☐
(do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of such stock on the NASDAQ Stock Market as of March 31, 2014, was $1.76 billion.
As of November 17, 2014, there were issued and outstanding 140,653,358 shares of the Registrant's common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K - Portions of the proxy statement for the Annual Meeting of Stockholders for the year ended September 30, 2014.

Private Securities Litigation Reform Act-Safe Harbor Statement

Capitol Federal Financial, Inc. (the "Company"), and Capitol Federal Savings Bank ("Capitol Federal Savings" or the "Bank"), may from time to time make written or oral "forward-looking statements", including statements contained in documents filed or furnished by the Company with the Securities and Exchange Commission ("SEC"). These forward-looking statements may be included in this Annual Report on Form 10-K and the exhibits attached to it, in the Company's reports to stockholders, in the Company's press releases, and in other communications by the Company, which are made in good faith by us pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our future results to differ materially from the plans, objectives, goals, expectations, anticipations, estimates and intentions expressed in the forward-looking statements:

•	our ability to continue to maintain overhead costs at reasonable levels;

•	our ability to continue to originate and purchase a sufficient volume of one- to four-family loans in order to at least maintain the balance of that portfolio;

•	our ability to invest funds in wholesale or secondary markets at favorable yields compared to the related funding source;

•	our ability to access cost-effective funding;

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

•
the credit risks of lending and investing activities, including changes in the level and direction of loan delinquencies and charge-offs, changes in home values, and changes in estimates of the adequacy of the allowance for credit losses ("ACL");

•
results of examinations of the Bank and the Company by their respective primary federal banking regulators, including the possibility that the regulators may, among other things, require us to increase our ACL;

•	changes in accounting principles, policies, or guidelines;

•	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations, including areas where we have purchased large amounts of correspondent loans;

•	the effects of, and changes in, trade, fiscal policies and laws, and monetary and interest rate policies of the Board of Governors of the Federal Reserve System ("FRB");

•	the effects of, and changes in, foreign and military policies of the United States government;

•	inflation, interest rate, market and monetary fluctuations;

•
the timely development and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing, and quality compared to competitors' products and services;

•	the willingness of users to substitute competitors' products and services for our products and services;

•	our success in gaining regulatory approval of our products and services and branching locations, when required;

•
the impact of changes in financial services laws and regulations, including laws concerning taxes, banking, securities, consumer protection and insurance and the impact of other governmental initiatives affecting the financial services industry;

•	implementing business initiatives may be more difficult or expensive than anticipated;

•	significant litigation;

•	technological changes;

•	acquisitions and dispositions;

•	changes in consumer spending and saving habits; and

•	our success at managing the risks involved in our business.

This list of important factors is not all inclusive. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

PART I
As used in this Form 10-K, unless we specify otherwise, "the Company," "we," "us," and "our" refer to Capitol Federal Financial, Inc. a Maryland corporation. "Capitol Federal Savings," and "the Bank," refer to Capitol Federal Savings Bank, a federal savings bank and the wholly-owned subsidiary of Capitol Federal Financial, Inc.

Item 1. Business
General
The Company is a Maryland corporation that was incorporated in April 2010. In December 2010, we completed our conversion from a mutual holding company form of organization to a stock form of organization ("the corporate reorganization"). The Company's common stock is traded on the Global Select tier of the NASDAQ Stock Market under the symbol "CFFN."

The Bank is a wholly-owned subsidiary of the Company and is a federally chartered and insured savings bank headquartered in Topeka, Kansas. The Bank is examined and regulated by the Office of the Comptroller of the Currency (the "OCC"), its primary regulator, and its deposits are insured up to applicable limits by the Deposit Insurance Fund ("DIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). We primarily serve the metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia and Salina, Kansas and a portion of the metropolitan area of greater Kansas City through 37 traditional and 10 in-store branches. The Company, as a savings and loan holding company, is examined and regulated by the FRB.

We have been, and intend to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We attract retail deposits from the general public and invest those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences. While our primary business is the origination of one- to four-family mortgage loans, we also purchase whole one- to four-family mortgage loans from correspondent lenders, originate consumer loans primarily secured by mortgages on one- to four-family residences, originate and participate in loans with other lenders that are secured by commercial or multi-family real estate, and invest in certain investment securities and mortgage-backed securities ("MBS") using funding from retail deposits, Federal Home Loan Bank Topeka ("FHLB") borrowings, and repurchase agreements. We offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, interest-bearing and noninterest-bearing checking accounts, and certificates of deposit with terms ranging from 91 days to 96 months. Our revenues are derived principally from interest on loans, MBS and investment securities.

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

Available Information
Our Internet website address is www.capfed.com. Financial information, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports can be obtained free of charge from our website. These reports are available on our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. These reports are also available on the SEC's website at http://www.sec.gov.

Market Area and Competition
Our corporate office is located in Topeka, Kansas. We currently have a network of 47 branches (37 traditional branches and 10 in-store branches) located in nine counties throughout Kansas and three counties in Missouri. We primarily serve the metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia, and Salina, Kansas and a portion of the metropolitan area of greater Kansas City. In addition to providing full service banking offices, we provide our customers mobile banking, telephone banking and bill payment services, and online banking and bill payment services. We also have a call center which operates on extended hours.

The Bank ranked second in deposit market share, at 7.23%, in the state of Kansas as reported in the June 30, 2014 FDIC "Summary of Deposits - Market Share Report." This represents a modest decrease from our deposit market share at June 30, 2013, which was 7.51%. The first and third ranked institutions at June 30, 2014 had a 7.77% and 5.28% deposit market share, respectively. Deposit market share is measured by total deposits, without consideration for type of deposit. We do not offer commercial deposit accounts, while many of our competitors have both commercial and retail deposits in their total deposit base. Some of our competitors also offer products and services that we do not, such as trust services and private banking, which may add to their total deposits. Consumers also have the ability to utilize online financial institutions and investment brokerages that are not confined to any specific market area.  Management considers our well-established retail banking network together with our reputation for financial strength and customer service to be major factors in our success at attracting and retaining customers in our market areas.

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

Lending Practices and Underwriting Standards
General. Originating and purchasing loans secured by one- to four-family residential properties is the Bank's primary lending business, resulting in a loan concentration in residential first mortgage loans located in Kansas and Missouri. The Bank also originates consumer loans and construction loans secured by residential properties, and originates and participates in commercial and multi-family real estate loans and construction loans secured by multi-family or commercial real estate.

For a discussion of our market risk associated with loans see "Part II, Item 7A. Quantitative and Qualitative Disclosure about Market Risk."

One- to Four-Family Residential Real Estate Lending. The Bank originates and services conventional mortgage loans that are not guaranteed or insured by the federal government, and purchases one- to four-family loans, on a loan-by-loan basis, from a select group of correspondent lenders. The Bank previously originated Federal Housing Administration ("FHA") insured loan products and sold them servicing released to a private investor; however, the Bank has discontinued offering the FHA loan product due to the recent increases in mortgage insurance premiums on FHA loans, which makes the product less attractive to borrowers than a conventional loan with traditional private mortgage insurance.

Originated loans
New loans are originated through referrals from real estate brokers and builders, our marketing efforts, our reputation for customer service, and our existing and walk-in customers. While the Bank originates both adjustable and fixed-rate loans, our ability to originate loans is dependent upon customer demand for loans in our market areas. Demand is affected by the local housing market, competition, and the interest rate environment. During fiscal years 2014 and 2013, the Bank originated and refinanced $484.3 million and $849.9 million of one- to four-family mortgage loans, respectively.

Purchased loans
The Bank purchases one- to four-family loans, on a loan-by-loan basis, from a select group of correspondent lenders. Loan purchases enable the Bank to attain some geographic diversification in the loan portfolio. At September 30, 2014, the Bank had correspondent lending relationships in 27 states. During fiscal years 2014 and 2013, the Bank purchased $515.5 million and $585.0 million, respectively, of one- to four-family loans from correspondent lenders. We pay a premium of 0.50% to 1.0% of the loan balance to purchase these loans, and we pay 1.0% of the loan balance to purchase the servicing of these loans.

The Bank has an agreement with a third-party mortgage sub-servicer to provide loan servicing for loans originated by the Bank's correspondent lenders in certain states. The sub-servicer has experience servicing loans in the market areas in which we purchase loans and services the loans according to the Bank's servicing standards, which is intended to allow the Bank greater control over servicing and help maintain a standard of loan performance.

The Bank has also purchased one- to four-family loans from correspondent and nationwide lenders in bulk loan packages. The last bulk loan package purchased by the Bank was in August 2012. The servicing rights were generally retained by the lender/seller for the loans purchased from nationwide lenders; however, our sub-servicer services bulk loan packages purchased from nationwide lenders and certain correspondent lenders, when economically feasible. The servicing with nationwide lenders is governed by a servicing agreement, which outlines collection policies and procedures, as well as oversight requirements, such as servicer certifications attesting to and providing proof of compliance with the servicing agreement.

Underwriting
Full documentation to support an applicant's credit and income, and sufficient funds to cover all applicable fees and reserves at closing, are required on all loans. Loans are underwritten according to the "ability to repay" and "qualified mortgage" standards, as issued by the Consumer Financial Protection Bureau ("CFPB"), with total debt-to-income ratios not exceeding 43% of a borrower's verified income. Information pertaining to the creditworthiness of the borrower generally consists of a summary of the borrower's credit history, employment stability, sources of income, assets, net worth, and debt ratios. The value of the property must be supported by an appraisal report prepared in accordance with our appraisal policy by either a staff appraiser or a fee appraiser, both of which are independent of the loan origination function and who are approved by our Board of Directors.

Loans over $500 thousand must be underwritten by two of our highest class of underwriters. Any loan greater than $750 thousand must be approved by the Asset and Liability Management Committee ("ALCO"), and loans over $1.5 million must be approved by our Board of Directors. For loans requiring ALCO and/or Board of Directors' approval, lending management is responsible for presenting to ALCO and/or the Board of Directors information about the creditworthiness of the borrower and the market value of the subject property.

The underwriting standards for loans purchased from correspondent and nationwide lenders are generally similar to the Bank's internal underwriting standards. The underwriting of correspondent loans is performed by the Bank's underwriters. Our standard contractual agreement with the lender/seller includes recourse options for any breach of representation or warranty with respect to the loans purchased. The Bank did not request any lenders/sellers to repurchase loans for breach of representation during fiscal year 2014.

Adjustable-rate loans
Current adjustable-rate one- to four-family mortgage loans originated by the Bank generally provide for a specified rate limit or cap on the periodic adjustment to the interest rate, as well as a specified maximum lifetime cap and minimum rate, or floor. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as our cost of funds. Negative amortization of principal is not allowed. For three- and five-year adjustable-rate mortgage ("ARM") loans, borrowers are qualified based on the principal, interest, tax and insurance payments at the initial interest rate plus the life of loan cap and the initial interest rate plus the first period cap, respectively. For seven-year ARM loans, borrowers are qualified based on the principal, interest, tax and insurance payments at the initial rate. After the initial three-, five-, or seven-year period, the interest rate resets annually and the new principal and interest payment is based on the new interest rate, remaining unpaid principal balance and term of the ARM loan. Our ARM loans are not automatically convertible into fixed-rate loans; however, we do allow borrowers to pay an endorsement fee to convert an ARM loan to a fixed-rate loan. ARM loans can pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower's payment also rises, increasing the potential for default. This specific type of risk is known as repricing risk.

The Bank no longer offers an interest-only ARM product; however it still holds in its portfolio originated and purchased interest-only ARM loans. At the time of origination, these loans did not require principal payments for a period of up to 10 years. For originated interest-only ARM loans, borrowers were qualified based on a fully amortizing payment at the initial loan rate. The Bank was more restrictive on debt-to-income ratios and credit scores on originated interest-only ARM loans than on other ARM loans to offset the potential risk of payment shock at the time the loan rate resets and/or the principal and interest payments begin. At September 30, 2014, $52.8 million, or approximately 1% of our one- to four-family loan portfolio, consisted of non-amortizing interest-only ARM loans. The majority of these loans were purchased from nationwide lenders during fiscal year 2005.
Pricing
Our pricing strategy for first mortgage loan products includes setting interest rates based on secondary market prices and local competitor pricing for our local lending markets, and secondary market prices and national competitor pricing for our correspondent lending markets. ARM loans are offered with a three-year, five-year, or seven-year term to the initial repricing date. After the initial period, the interest rate for each ARM loan generally adjusts annually for the remainder of the term of the loan. Currently, new originations are tied to London Interbank Offered Rates ("LIBOR"), however, other indices have been used in the past. During fiscal year 2014, the average daily spread between the Bank's 30-year fixed-rate one- to four-family loan offer rate, with no points paid by the borrower, and the 10-year Treasury rate was approximately 160 basis points, while the average daily spread between the Bank's 15-year fixed-rate one- to four-family loan offer rate and the 10-year Treasury rate was approximately 70 basis points.

Mortgage Insurance
For a mortgage with a loan-to-value ("LTV") ratio in excess of 80% at the time of origination, private mortgage insurance ("PMI") is required in order to reduce the Bank's loss exposure. The Bank will lend up to 97% of the lesser of the appraised value or purchase price for one- to four-family loans, provided PMI is obtained. Management continuously monitors the claim-paying ability of our PMI counterparties. We believe our PMI counterparties have the ability to meet potential claim obligations we may file in the foreseeable future.

Loan endorsement program
In an effort to offset the impact of repayments and to retain our customers, existing loan customers, including customers whose loans were purchased from a correspondent lender, have the opportunity, for a cash fee, to endorse their original loan terms to current loan terms being offered. Customers whose loans have been sold to third parties, or have been delinquent on their contractual loan payments during the previous 12 months, or are currently in bankruptcy, are ineligible to participate in the program. The Bank does not solicit customers for this program, but considers it a valuable opportunity to retain customers who, based on our initial underwriting criteria, could likely obtain similar financing elsewhere. During fiscal years 2014 and 2013, we endorsed $36.4 million and $487.0 million of one- to four-family loans, respectively.

Repayment
The Bank's one- to four-family loans are primarily fully amortizing fixed-rate or ARM loans. The contractual maturities for fixed-rate loans can be up to 30 years and the contractual maturities for ARM loans can be up to 40 years. Our one- to four-family loans are generally not assumable and do not contain prepayment penalties. A "due on sale" clause, allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the secured property, is generally included in the security instrument.

Loan sales
One- to four-family loans may be sold on a bulk basis for portfolio restructuring or on a flow basis as loans are originated to reduce interest rate risk and/or maintain a certain liquidity position. Loans originated by the Bank are generally eligible for sale in the secondary market. The Bank generally retains the servicing on these loans. ALCO determines the criteria upon which one- to four-family loans are to be originated as held-for-sale or held-for-investment. One- to four-family loans originated as held-for-sale are to be sold in accordance with policies set forth by ALCO. One- to four-family loans originated as held-for-investment are generally not sold unless a specific segment of the portfolio is identified for asset restructuring purposes. The Bank did not sell any conventional one- to four-family loans during fiscal years 2014 or 2013.

Construction Lending. The Bank originates and purchases construction-to-permanent loans primarily secured by one- to four-family residential real estate, as well as by multi-family dwellings and commercial real estate. The underwriting details for multi-family dwelling and commercial real estate are presented in the "Multi-family and Commercial Lending" below. At September 30, 2014, we had $106.8 million in construction-to-permanent loans outstanding, including undisbursed loan funds, representing approximately 2% of our total loan portfolio. Of the $106.8 million in construction-to-permanent loans outstanding at September 30, 2014, $72.1 million, or approximately 68%, related to one- to four-family residential real estate.

The majority of the one- to four-family construction loans are secured by property located within the Bank's Kansas City market area. Construction loans are obtained by homeowners who will occupy the property when construction is complete. Construction loans to builders for speculative purposes are not permitted. The application process includes submission of complete plans, specifications, and costs of the project to be constructed. All construction loans are manually underwritten using the Bank's internal underwriting standards.
The Bank's one- to four-family construction-to-permanent loan program combines the construction loan and the permanent loan into one loan allowing the borrower to secure the same interest rate throughout the construction period and the permanent loan. The loan products and interest rate offered on the one- to four-family construction-to-permanent loan program are the same as what is offered for non-construction one- to four-family loans. The loan term is longer than the non-construction one- to four-family loans due to consideration for the construction period, which is generally between 12 and 18 months.

Construction draw requests and the supporting documentation are reviewed and approved by management. The Bank also performs regular documented inspections of the construction project to ensure the funds are being used for the intended purpose and the project is being completed according to the plans and specifications provided. The Bank charges a 1% fee at closing, based on the loan amount, for these administrative requirements. Interest is not capitalized during the construction period, it is billed and collected monthly based on the amount of funds disbursed. Once the construction period is complete, the payment method is changed from interest-only to an amortized principal and interest payment for the remaining term of the loan.

Consumer Lending. The Bank offers a variety of secured consumer loans, including home equity loans and lines of credit, home improvement loans, auto loans, and loans secured by savings deposits. The Bank also originates a very limited amount of unsecured loans. The Bank does not originate any consumer loans on an indirect basis, such as contracts purchased from retailers of goods or services which have extended credit to their customers. All consumer loans are originated in the Bank's market areas. At September 30, 2014, our consumer loan portfolio totaled $135.0 million, or approximately 2% of our total loan portfolio.

The majority of the consumer loan portfolio is comprised of home equity lines of credit which have interest rates that can adjust monthly based upon changes in the Prime rate, to a maximum of 18%. For the majority of the home equity lines of credit, the Bank has the first mortgage or the Bank is in the first lien position. Home equity lines of credit may be originated up to 90% of the value of the property securing the loan if no first mortgage exists, or up to 90% of the value of the property securing the loans if taking into consideration an existing first mortgage. Approximately 60%, or $65.3 million, of our home equity lines at September 30, 2014 were originated with a payment requirement of 1.5% of the outstanding loan balance per month, but have no stated term-to-maturity and no repayment period. Repaid principal may be re-advanced at any time, not to exceed the original credit limit of the loan. Approximately 37%, or $40.1 million, of our home equity lines at September 30, 2014 were originated with a seven year draw period, a 10 year repayment term and typically a payment requirement of 1.5% of the outstanding loan balance per month during the draw period, with an amortizing payment during the repayment period.  Repaid principal may be re-advanced at any time during the draw period, not to exceed the original credit limit of the loan. We also offer interest-only home equity lines of credit. These loans have a maximum term of 12 months and require monthly payments of accrued interest, and a balloon payment at maturity. At September 30, 2014, approximately 3%, or $3.9 million, of our home equity lines were interest-only. Closed-end home equity loans, which totaled $21.2 million at September 30, 2014, may be originated up to 95% of the value of the property securing the loans if taking into consideration an existing first mortgage, or the lesser of up to $40 thousand or 25% of the value of the property securing the loan if no first mortgage exists. The term-to-maturity for closed-end home equity loans in the first lien position may be up to 10 years, or may be up to 20 years for loans in the second lien position.  Other consumer loan terms vary according to the type of collateral and the length of the contract. Home equity loans, including lines of credit and closed-end loans, comprised approximately 97% of our consumer loan portfolio, or $130.5 million, at September 30, 2014; of that amount, 84% was adjustable-rate.

The underwriting standards for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security in relation to the proposed loan amount.

Consumer loans generally have shorter terms to maturity or reprice more frequently, usually without periodic caps, which reduces our exposure to credit risk and changes in interest rates, and usually carry higher rates of interest than do one- to four-family loans. However, consumer loans may entail greater credit risk than do one- to four-family loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as automobiles. Management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.
Multi-family and Commercial Lending. At September 30, 2014, the Bank's multi-family and commercial loans, including those that were in the construction period, totaled $110.4 million ($97.1 million net of undisbursed loan funds), or approximately 2% of our total loan portfolio. These loans were originated by the Bank or were in participation with a lead bank, and are secured primarily by multi-family dwellings or commercial real estate. The Bank also originates or participates with a lead bank in construction loans related to multi-family dwellings and commercial real estate.

Multi-family and commercial real estate loans and multi-family and commercial real estate construction loans are granted based on the income producing potential of the property and the financial strength of the borrower and/or guarantors. At the time of origination, LTV ratios on these loans cannot exceed 80% of the appraised value of the property securing the loans. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be in excess of the required payments related to the outstanding debt (debt service coverage ratio) at the time of origination. The Bank generally requires a debt service coverage ratio of at least 1.25 times the required payments related to outstanding debt at the time of origination. The Bank generally requires personal guarantees of the borrowers covering a portion of the debt in addition to the security property as collateral for these loans. Appraisals on properties securing these loans are performed by independent state certified fee appraisers. These loans are originated with either a fixed or adjustable interest rate. The interest rate on ARM loans is based on a variety of indices, generally determined through negotiation with the borrower or determined by the lead bank. While maximum maturities may extend to 30 years, these loans frequently have shorter maturities and may not be fully amortizing, requiring balloon payments of unamortized principal at maturity.

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

Our multi-family and commercial real estate loans are generally large dollar loans and involve a greater degree of credit risk than one- to four-family loans. Such loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on these loans are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the economy or the real estate market. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower's ability to repay the loan may become impaired.

Loan Portfolio. The following table presents the composition of our loan portfolio as of the dates indicated.

	September 30,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family	$5,972,031	95.0%	$5,743,047	95.5%	$5,392,429	95.5%	$4,918,778	94.7%	$4,915,651	94.4%
Multi-family and commercial	75,677	1.2	50,358	0.9	48,623	0.9	57,965	1.1	66,476	1.3
Construction:
One- to four-family	72,113	1.1	63,208	1.1	38,279	0.7	47,368	0.9	33,168	0.6
Multi-family and commercial	34,677	0.6	14,535	0.2	13,975	0.2	—	—	—	—
Total real estate loans	6,154,498	97.9	5,871,148	97.7	5,493,306	97.3	5,024,111	96.7	5,015,295	96.3

Consumer loans:
Home equity	130,484	2.0	135,028	2.2	149,321	2.6	164,541	3.2	186,347	3.6
Other	4,537	0.1	5,623	0.1	6,529	0.1	7,224	0.1	7,671	0.1
Total consumer loans	135,021	2.1	140,651	2.3	155,850	2.7	171,765	3.3	194,018	3.7
Total loans receivable	6,289,519	100.0%	6,011,799	100.0%	5,649,156	100.0%	5,195,876	100.0%	5,209,313	100.0%

Less:
Undisbursed loan funds	52,001		42,807		22,874		22,531		15,489
ACL	9,227		8,822		11,100		15,465		14,892
Discounts/unearned loan fees	23,687		23,057		21,468		19,093		22,267
Premiums/deferred costs	(28,566)		(21,755)		(14,369)		(10,947)		(11,537)
Total loans receivable, net	$6,233,170		$5,958,868		$5,608,083		$5,149,734		$5,168,202

The following table presents the contractual maturity of our loan portfolio, along with associated weighted average yields, at September 30, 2014. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses.

	Real Estate						Consumer
			Multi-family and
	One- to Four-Family		Commercial		Construction(2)		Home Equity(3)		Other		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Amounts due:
Within one year(1)	$1,111	4.33%	$2,207	4.71%	$70,097	3.81%	$3,316	5.00%	$672	3.67%	$77,403	3.89%

After one year:
Over one to two	3,038	5.46	12,620	3.42	36,693	3.69	882	5.48	797	6.25	54,030	3.79
Over two to three	10,932	5.46	16	6.88	—	—	660	5.46	994	4.04	12,602	5.35
Over three to five	61,541	4.89	9,173	5.50	—	—	1,697	5.80	1,934	3.29	74,345	4.94
Over five to ten	316,144	4.04	37,649	4.42	—	—	9,946	5.64	140	7.08	363,879	4.13
Over ten to fifteen	1,360,385	3.41	1,256	4.28	—	—	45,185	5.62	—	—	1,406,826	3.48
After fifteen years	4,218,880	3.76	12,756	4.51	—	—	68,798	4.70	—	—	4,300,434	3.78
Total due after one year	5,970,920	3.71	73,470	4.40	36,693	3.69	127,168	5.12	3,865	4.23	6,212,116	3.75

Totals loans	$5,972,031	3.71	$75,677	4.41	$106,790	3.77	$130,484	5.12	$4,537	4.15	6,289,519	3.75

Less:
Undisbursed loan funds											52,001
ACL											9,227
Discounts/unearned loan fees											23,687
Premiums/deferred costs											(28,566)
Total loans receivable, net											$6,233,170

(1)	Includes demand loans, loans having no stated maturity, and overdraft loans.

(2)	Construction loans are presented based upon the term to complete construction.

(3)
For home equity loans, the maturity date calculated assumes the customer always makes the required minimum payment. The majority of interest-only home equity lines of credit assume a balloon payment of unpaid principal at 120 months. All other home equity lines of credit generally assume a term of 240 months.

The following table presents, as of September 30, 2014, the amount of loans due after September 30, 2015, and whether these loans have fixed or adjustable interest rates.

	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate loans:
One- to four-family	$4,790,049	$1,180,871	$5,970,920
Multi-family and commercial	70,913	2,557	73,470
Construction	16,360	20,333	36,693
Consumer loans:
Home equity	21,189	105,979	127,168
Other	1,253	2,612	3,865
Total	$4,899,764	$1,312,352	$6,212,116

Asset Quality
The Bank's traditional underwriting guidelines have provided the Bank with generally low delinquencies and low levels of non-performing assets compared to national levels. Of particular importance is the complete and full documentation required for each loan the Bank originates or purchases. One- to four-family owner occupied loans are underwritten according to the "ability to repay" and "qualified mortgage" standards, as issued by the CFPB, with total debt-to-income ratios not exceeding 43% of the borrower's verified income. This allows the Bank to make an informed credit decision based upon a thorough assessment of the borrower's ability to repay the loan. A full credit analysis is also performed on multi-family and commercial real estate loans taking into consideration property cash flows, debt service ratios, stress testing, borrowing entity experience, guarantor strength, demographic research of the project, global cash flows when appropriate, and the appraisal information. The Bank performs ongoing monitoring of the multi-family and commercial real estate loans with a loan balance in excess of $1.5 million to identify any potential risk.

For one- to four-family loans and consumer loans, when a borrower fails to make a loan payment within 15 days after the due date, a late charge is assessed and a notice is mailed. Collection personnel review all delinquent loan accounts more than 16 days past due. Attempts to contact the borrower occur by personal letter and, if no response is received, by telephone, with the purpose of establishing repayment arrangements for the borrower to bring the loan current. Repayment arrangements must be approved by a designated bank employee. For residential mortgage loans serviced by the Bank, beginning at approximately the 31st day of delinquency, and again at approximately the 50th day of delinquency, information notices are mailed to borrowers to inform them of the availability of payment assistance programs. Borrowers are encouraged to contact the Bank to initiate the process of reviewing such opportunities. Once a loan becomes 90 days delinquent, assuming a loss mitigation solution is not actively in process, a demand letter is issued requiring the loan be brought current or foreclosure procedures will be implemented. Generally, when a loan becomes 120 days delinquent, and an acceptable repayment plan or loss mitigation solution has neither been established nor is in the process of being negotiated, the loan is forwarded to legal counsel to initiate foreclosure. We also monitor whether borrowers who have filed for bankruptcy are meeting their obligation to pay the mortgage debt in accordance with the terms of the bankruptcy petition.

For purchased loans serviced by a third party, we monitor delinquencies using reports received from the servicers. We monitor these servicer reports to ensure that the servicer is upholding the terms of the servicing agreement. The reports generally provide total principal and interest due and length of delinquency, and are used to prepare monthly management reports and perform delinquent loan trend analysis. Management also utilizes information from the servicers to monitor property valuations and identify the need to charge-off loan balances. The servicers handle collection efforts per the terms of the servicing agreement.

Delinquent and non-performing loans and other real estate owned ("OREO")
The following table presents the Company's 30 to 89 day delinquent loans at the dates indicated. Of the loans 30 to 89 days delinquent at September 30, 2014, 71% were 59 days or less delinquent.

	Loans Delinquent for 30 to 89 Days at September 30,
	2014		2013		2012
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	138	$13,074	164	$18,225	142	$14,178
Correspondent purchased	9	2,335	5	709	3	770
Bulk purchased	37	7,860	37	7,733	39	7,695
Consumer loans:
Home equity	33	770	45	848	28	521
Other	18	69	13	35	16	106
	235	$24,108	264	$27,550	228	$23,270

30 to 89 days delinquent loans
to total loans receivable, net		0.39%		0.46%		0.41%

The table below presents the Company's non-performing loans and OREO at the dates indicated. Non-performing loans are loans that are 90 or more days delinquent or in foreclosure and nonaccrual loans less than 90 days delinquent but required to be reported as nonaccrual pursuant to regulatory reporting requirements, even if the loans are current. The balance of loans that are current or 30 to 89 days delinquent but required by regulatory reporting requirements to be reported as nonaccrual was $8.8 million at September 30, 2014. At all dates presented, there were no loans 90 or more days delinquent that were still accruing interest. Non-performing assets include non-performing loans and OREO. OREO primarily includes assets acquired in settlement of loans. Over the past 12 months, OREO properties were owned by the Bank, on average, for approximately three months before the properties were sold.

	September 30,
	2014		2013		2012		2011		2010
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	82	$7,880	101	$8,579	86	$7,885	101	$11,727	105	$12,134
Correspondent purchased	2	709	5	812	5	722	5	648	4	750
Bulk purchased	28	7,120	34	9,608	43	10,447	46	13,749	60	18,375
Consumer loans:
Home equity	25	397	29	485	19	369	21	380	31	685
Other	4	13	4	5	4	27	3	3	6	12
	141	16,119	173	19,489	157	19,450	176	26,507	206	31,956
Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	67	7,473	57	5,833	77	8,815	—	—	—	—
Correspondent purchased	4	553	2	740	4	686	—	—	—	—
Bulk purchased	5	724	2	280	10	2,405	—	—	—	—
Consumer loans:
Home equity	2	45	6	101	22	456	—	—	—	—
Other	—	—	—	—	1	12	—	—	—	—
	78	8,795	67	6,954	114	12,374	—	—	—	—
Total non-performing loans	219	24,914	240	26,443	271	31,824	176	26,507	206	31,956

Non-performing loans as a percentage of total loans(2)		0.40%		0.44%		0.57%		0.51%		0.62%

OREO:
One- to four-family:
Originated(3)	25	$2,040	28	$2,074	59	$5,374	67	$5,843	66	$5,338
Correspondent purchased	1	179	2	71	1	92	7	1,099	7	834
Bulk purchased	2	575	4	380	6	1,172	12	2,877	17	3,748
Consumer loans:
Home equity	—	—	2	57	1	9	—	—	—	—
Other(4)	1	1,300	1	1,300	1	1,400	1	1,502	—	—
	29	4,094	37	3,882	68	8,047	87	11,321	90	9,920
Total non-performing assets	248	$29,008	277	$30,325	339	$39,871	263	$37,828	296	$41,876

Non-performing assets as a percentage of total assets		0.29%		0.33%		0.43%		0.40%		0.49%

(1)
Represents loans required to be reported as nonaccrual pursuant to regulatory reporting requirements, even if the loans are current. At September 30, 2014, 2013, and 2012, this amount was comprised of $1.1 million, $1.1 million, and $1.2 million, respectively, of loans that were 30 to 89 days delinquent and were reported as such, and $7.7 million, $5.9 million, and $11.2 million, respectively, of loans that were current.

(2)
Excluding loans required to be reported as nonaccrual pursuant to regulatory reporting requirements, even if the loans are current, non-performing loans as a percentage of total loans were 0.26%, 0.33%, and 0.35% at September 30, 2014, 2013, and 2012, respectively.

(3)	Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

(4)	Represents a single property the Bank purchased for a potential branch site but now intends to sell.

Of the $7.1 million of bulk purchased one-to four-family loans 90 or more days delinquent or in foreclosure as of September 30, 2014, 94% were originated in calendar year 2004 or 2005. Of the $7.9 million of originated one- to four-family loans 90 or more days delinquent or in foreclosure as of September 30, 2014, 70% of the loans were originated in calendar years 2003 to 2009.

Once a one- to four-family loan is generally 180 days delinquent, a new collateral value is obtained through an appraisal, less estimated selling costs and anticipated PMI receipts. Any loss amounts identified as a result of this review are charged-off. At September 30, 2014, $12.3 million, or 78%, of the one-to four-family loans 90 or more days delinquent or in foreclosure had been individually evaluated for loss and any related losses have been charged-off.

The amount of interest income on nonaccrual loans and troubled debt restructurings ("TDRs") as of September 30, 2014 included in interest income was $1.9 million for the year ended September 30, 2014.  The amount of additional interest income that would have been recorded on nonaccrual loans and TDRs as of September 30, 2014, if they had performed in accordance with their original terms, was $454 thousand for the year ended September 30, 2014.

The following table presents the top 13 states where the properties securing our one- to four-family loans are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at September 30, 2014. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. At September 30, 2014, potential losses, after taking into consideration anticipated PMI proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,712,890	62.2%	$11,177	48.0%	$7,391	47.1%	76%
Missouri	1,149,524	19.2	3,185	13.7	1,768	11.3	66
California	290,972	4.9	—	—	—	—	n/a
Texas	217,001	3.6	2,042	8.8	—	—	n/a
Tennessee	99,910	1.7	208	0.9	—	—	n/a
Oklahoma	76,125	1.3	—	—	330	2.1	63
Alabama	75,991	1.3	—	—	—	—	n/a
North Carolina	40,202	0.7	—	—	—	—	n/a
Illinois	33,453	0.6	921	4.0	1,417	9.0	62
Nebraska	31,972	0.5	1,065	4.6	209	1.3	65
Colorado	23,055	0.4	166	0.7	82	0.5	74
Massachusetts	19,733	0.3	469	2.0	—	—	n/a
Minnesota	19,669	0.3	676	2.9	—	—	n/a
Other states	181,534	3.0	3,360	14.4	4,512	28.7	70
	$5,972,031	100.0%	$23,269	100.0%	$15,709	100.0%	72

Troubled Debt Restructurings. For borrowers experiencing financial difficulties, the Bank may grant a concession to the borrower. Generally, the Bank grants a short-term payment concession to borrowers who are experiencing a temporary cash flow problem. The most frequently used concession is to reduce the monthly payment amount for a period of 6 to 12 months, often by requiring payments of only interest and escrow during this period, resulting in an extension of the maturity date of the loan. For more severe situations requiring long-term solutions, the Bank also offers interest rate reductions to currently-offered rates and the capitalization of delinquent interest and/or escrow resulting in an extension of the maturity date of the loan. The Bank does not forgive principal or interest, nor does it commit to lend additional funds, except for situations generally involving the capitalization of delinquent interest and/or escrow not to exceed the original loan balance, to these borrowers. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1 – Summary of Significant Accounting Policies" for additional information related to TDRs.

The following table presents the Company's TDRs, based on accrual status, at the dates indicated. At September 30, 2014, $22.9 million of TDRs were included in the ACL formula analysis model and $69 thousand of the ACL was related to these loans. The remaining $15.1 million of TDRs at September 30, 2014 were individually evaluated for loss and any potential losses have been charged-off.

	September 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Accruing TDRs	$24,636	$37,074	$36,316	$47,509	$24,736
Nonaccrual TDRs(1)	13,370	12,426	15,857	2,898	2,451
Total TDRs	$38,006	$49,500	$52,173	$50,407	$27,187

(1)	Nonaccrual TDRs are included in the non-performing loan table above.

Impaired Loans. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. Interest income on impaired loans is recognized in the period collected unless the ultimate collection of principal is considered doubtful. The unpaid principal balance of loans reported as impaired at September 30, 2014, 2013, and 2012 was $56.3 million, $69.4 million and $70.5 million, respectively. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1 – Summary of Significant Accounting Policies" for additional information related to impaired loans.

Classified Assets. In accordance with the Bank's asset classification policy, management regularly reviews the problem assets in the Bank's portfolio to determine whether any assets require classification. Asset classifications are defined as follows:

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

The following table sets forth the recorded investment in assets, classified as special mention or substandard, at September 30, 2014. At September 30, 2014, there were no loans classified as doubtful, and all loans classified as loss were fully charged-off.

	Special Mention		Substandard
	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	122	$16,825	261	$27,437
Correspondent purchased	13	3,243	8	1,714
Bulk purchased	11	2,738	44	11,470
Multi-family and commercial	—	—	—	—
Consumer Loans:
Home equity	10	146	69	887
Other	1	5	4	13
Total loans	157	22,957	386	41,521

OREO:
Originated	—	—	25	2,040
Correspondent purchased	—	—	1	179
Bulk purchased	—	—	2	575
Total OREO	—	—	28	2,794

Trust preferred securities ("TRUPs")	—	—	1	2,296
Total classified assets	157	$22,957	415	$46,611

Allowance for credit losses and provision for credit losses. Management maintains an ACL to absorb inherent losses in the loan portfolio based on ongoing quarterly assessments of the loan portfolio. Our ACL methodology considers a number of factors including the trend and composition of delinquent loans, results of foreclosed property and short sale transactions, charge-off trends, the current status and trends of local and national economies (particularly levels of unemployment), trends and current conditions in the real estate and housing markets, and loan portfolio growth and concentrations. See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Allowance for Credit Losses" for a full discussion of our ACL methodology.

At September 30, 2014, our ACL was $9.2 million, or 0.15% of the total loan portfolio and 37.0% of total non-performing loans. This compares with an ACL of $8.8 million, or 0.15% of the total loan portfolio and 33.4% of total non-performing loans as of September 30, 2013. The ACL is maintained through provisions for credit losses which are either charged or credited to income. The provision for credit losses is established after considering the results of management's quarterly assessment of the ACL. For the year ended September 30, 2014, the Company recorded a provision for credit losses of $1.4 million. The provision in the current fiscal year takes into account net charge-offs of $1.0 million.

The following table presents the ACL activity and related ratios at the dates and for the periods indicated.

	Year Ended September 30,
	2014	2013	2012		2011	2010
	(Dollars in thousands)
Balance at beginning of period	$8,822	$11,100	$15,465		$14,892	$10,150
Charge-offs:
One- to four-family loans - originated	(284)	(624)	(804)		(313)	(342)
One- to four-family loans - correspondent purchased	(96)	(13)	(88)		(101)	(82)
One- to four-family loans - bulk purchased	(653)	(761)	(5,186)		(2,928)	(3,707)
Multi-family and commercial loans	—	—	—		—	—
Construction	—	—	—		—	—
Home equity	(103)	(252)	(330)		(133)	(28)
Other consumer loans	(6)	(7)	(27)		(12)	(17)
Total charge-offs	(1,142)	(1,657)	(6,435)		(3,487)	(4,176)
Recoveries:
One- to four-family loans - originated	1	14	14		—	—
One- to four-family loans - correspondent purchased	—	—	2		—	—
One- to four-family loans - bulk purchased	64	398	8		—	172
Multi-family and commercial loans	—	—	—		—	—
Construction	—	—	—		—	—
Home equity	72	33	6		—	—
Other consumer loans	1	1	—		—	—
Total recoveries	138	446	30		—	172
Net (charge-offs) recoveries	(1,004)	(1,211)	(6,405)		(3,487)	(4,004)
ACL on loans in the loan swap transaction	—	—	—		—	(135)
Provision for credit losses	1,409	(1,067)	2,040		4,060	8,881
Balance at end of period	$9,227	$8,822	$11,100		$15,465	$14,892

Ratio of net charge-offs during the period to
average loans outstanding during the period	0.02%	0.02%	0.12%		0.07%	0.07%

Ratio of net charge-offs during the period to average
non-performing assets	3.38	3.45	16.49		8.75	9.99

ACL to non-performing loans at end of period	37.04	33.36	34.88		58.34	46.60

ACL to loans receivable, net at end of period	0.15	0.15	0.20		0.30	0.29

ACL to net charge-offs	9.2x	7.3x	1.7x	(1)	4.4x	3.7x

(1)
As a result of the implementation of a new loan charge-off policy in January 2012 in accordance with regulatory requirements, $3.5 million of specific valuation allowances ("SVAs") were charged-off and are reflected in the year ended September 30, 2012 activity. These charge-offs did not impact the provision for credit losses, and therefore had no additional income statement impact as the amounts were expensed in previous periods. Excluding the $3.5 million of SVAs that were charged off in January 2012, ACL to net charge-offs would have been 3.8x for fiscal year 2012. Management believes it is important to present this ratio excluding the $3.5 million of SVAs charged-off for comparability purposes.

The distribution of our ACL at the dates indicated is summarized below. Correspondent purchased one- to four-family loans are included with originated one- to four-family loans, and bulk purchased one- to four-family loans are reported as purchased one- to four-family loans.

	September 30,
	2014		2013		2012		2011		2010
		% of		% of		% of		% of		% of
	Amount	Loans to	Amount	Loans to	Amount	Loans to	Amount	Loans to	Amount	Loans to
	of ACL	Total Loans	of ACL	Total Loans	of ACL	Total Loans	of ACL	Total Loans	of ACL	Total Loans
	(Dollars in thousands)
One- to four-family:
Originated	$6,228	86.0%	$5,748	84.8%	$6,057	81.6%	$4,898	84.4%	$3,801	83.5%
Purchased	2,323	8.9	2,486	10.7	4,453	13.9	9,899	10.3	10,425	10.8
Multi-family and commercial	312	1.2	172	0.8	196	0.9	254	1.1	275	1.3
Construction	123	1.7	36	1.3	40	0.9	19	0.9	12	0.6
Consumer:
Home equity	211	2.1	342	2.3	301	2.6	354	3.2	319	3.6
Other consumer	30	0.1	38	0.1	53	0.1	41	0.1	60	0.2
	$9,227	100.0%	$8,822	100.0%	$11,100	100.0%	$15,465	100.0%	$14,892	100.0%

Investment Activities

Federally chartered savings institutions have the authority to invest in various types of liquid assets, including U.S. Treasury obligations; securities of various federal agencies; government-sponsored enterprises ("GSEs"), including callable agency securities; municipal bonds; certain certificates of deposit of insured banks and savings institutions; certain bankers' acceptances; repurchase agreements; and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in investment grade commercial paper, corporate debt securities, and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. As a member of the FHLB, the Bank is required to maintain a specified investment in FHLB stock. See "Regulation and Supervision – Federal Home Loan Bank System," "Capitol Federal Savings Bank," and "Office of the Comptroller of the Currency" for a discussion of additional restrictions on our investment activities.

The Chief Investment Officer has the primary responsibility for the management of the Bank's investment portfolio, subject to the direction and guidance of ALCO. The Chief Investment Officer considers various factors when making decisions, including the marketability, maturity, and tax consequences of the proposed investment. The composition of the investment portfolio will be affected by various market conditions, including the slope of the yield curve, the level of interest rates, the impact on the Bank's interest rate risk, the trend of net deposit flows, the volume of loan sales, the anticipated demand for funds via withdrawals, repayments of borrowings, and loan originations and purchases.
The general objectives of the Bank's investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low, and to maximize earnings while satisfactorily managing liquidity risk, interest rate risk, reinvestment risk, and credit risk. The portfolio is also intended to create a steady stream of cash flows that can be redeployed into other assets as the Bank grows the loan portfolio, or reinvested into higher yielding assets should interest rates rise.  Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Cash flow projections are reviewed regularly and updated to assure that adequate liquidity is maintained.

We classify securities as either trading, available-for-sale ("AFS"), or held-to-maturity ("HTM") at the date of purchase. Securities that are purchased and held principally for resale in the near future are classified as trading securities and are reported at fair value, with unrealized gains and losses reported in the consolidated statements of income. AFS securities are reported at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within stockholders' equity, net of deferred income taxes. HTM securities are reported at cost, adjusted for amortization of premium and accretion of discount. We have both the ability and intent to hold our HTM securities to maturity.

On a quarterly basis, management conducts a formal review of securities for the presence of an other-than-temporary impairment. Management assesses whether an other-than-temporary impairment is present when the fair value of a security is less than its amortized cost basis at the balance sheet date. For such securities, other-than-temporary impairment is considered to have occurred if the Company intends to sell the security, if it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, or if the present value of expected cash flows is not sufficient to recover the entire amortized cost.  Management does not believe any other-than-temporary impairments existed at September 30, 2014.

Investment Securities. Our investment securities portfolio consists primarily of securities issued by GSEs (primarily Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal Home Loan Banks) and taxable and non-taxable municipal bonds. At September 30, 2014, our investment securities portfolio totaled $590.9 million. The portfolio consisted of securities classified as either HTM or AFS. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 3 – Securities" and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investment Securities" for additional information.

During fiscal year 2014, our investment securities portfolio decreased $149.4 million from $740.3 million at September 30, 2013 to $590.9 million at September 30, 2014. The decrease in the balance was primarily a result of maturities and calls of $289.6 million, partially offset by purchases of $138.9 million. The cash flows from calls and maturities of investment securities that were not reinvested into the portfolio were used largely to fund loan growth, pay dividends, and repurchase Company stock. The purchases during fiscal year 2014 were fixed-rate and had a weighted average yield of 1.04% and a weighted average life ("WAL") of approximately 2.8 years at the time of purchase.

Mortgage-Backed Securities. At September 30, 2014, our MBS portfolio totaled $1.80 billion. The portfolio consisted of securities classified as either HTM or AFS. Our MBS portfolio consists primarily of securities issued by GSEs. The principal and interest payments of MBS issued by GSEs are collateralized by the underlying mortgage assets with principal and interest payments guaranteed by the agencies. The underlying mortgage assets are conforming mortgages that comply with FNMA and FHLMC underwriting guidelines, as applicable, and are therefore not considered subprime. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 3 – Securities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Mortgage-Backed Securities" for additional information.

During fiscal year 2014, our MBS portfolio decreased $245.2 million, from $2.05 billion at September 30, 2013, to $1.80 billion at September 30, 2014. During fiscal year 2014, $150.7 million of MBS were purchased of which $129.0 million, or approximately 86%, were fixed-rate and the remaining $21.7 million, or approximately 14%, were adjustable-rate. The cash flows from MBS that were not reinvested into the portfolio were used largely to fund loan growth, pay dividends, and repurchase Company stock.

MBS generally yield less than the loans that underlie such securities because of the servicing fee retained by the servicer and the cost of payment guarantees or credit enhancements that reduce credit risk. However, MBS are generally more liquid than individual mortgage loans and may be used to collateralize certain borrowings and public unit deposits of the Bank. In general, MBS issued or guaranteed by FNMA and FHLMC are weighted at no more than 20% for risk-based capital purposes compared to the 50% risk-weighting assigned to most non-securitized one- to four-family loans.

When securities are purchased for a price other than par value, the difference between the price paid and par is accreted to or amortized against the interest earned over the life of the security, depending on whether a discount or premium to par is paid. Movements in interest rates affect prepayment rates which, in turn, affect the average lives of MBS and the speed at which the discount or premium is accreted to or amortized against earnings.

At September 30, 2014, the MBS portfolio included $313.0 million of collateralized mortgage obligations ("CMOs"). CMOs are special types of securities in which the stream of principal and interest payments on the underlying mortgages or MBS are used to create investment classes with different maturities and, in some cases, different amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics. We do not purchase residual interest bonds.

While MBS issued or backed by FNMA and FHLMC carry a reduced credit risk compared to whole mortgage loans, these securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of the underlying mortgage loans and consequently affect both the prepayment speed and value of the securities. As noted above, the Bank, on some transactions, pays a premium over par value for MBS purchased. Large premiums could cause significant negative yield adjustments due to accelerated prepayments on the underlying mortgages. The balance of net premiums on our portfolio of MBS was $18.6 million at September 30, 2014.

The following table sets forth the composition of our investment and MBS portfolios at the dates indicated. At September 30, 2014, our investment securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our stockholders' equity, excluding those issued by GSEs.

	September 30,
	2014			2013			2012
	Carrying	% of	Fair	Carrying	% of	Fair	Carrying	% of	Fair
	Value	Total	Value	Value	Total	Value	Value	Total	Value
	(Dollars in thousands)
AFS:
GSE debentures	$549,755	65.4%	$549,755	$702,228	65.7%	$702,228	$861,724	61.3%	$861,724
MBS	287,606	34.2	287,606	363,964	34.0	363,964	540,306	38.4	540,306
TRUPs	2,296	0.3	2,296	2,423	0.2	2,423	2,298	0.1	2,298
Municipal bonds	1,133	0.1	1,133	1,352	0.1	1,352	2,516	0.2	2,516
	840,790	100.0%	840,790	1,069,967	100.0%	1,069,967	1,406,844	100.0%	1,406,844

HTM:
MBS	1,514,941	97.6%	1,533,136	1,683,744	98.0%	1,706,638	1,792,636	95.0%	1,872,519
Municipal bonds	37,758	2.4	38,388	34,279	2.0	35,208	45,334	2.4	47,156
GSE debentures	—	—	—	—	—	—	49,977	2.6	50,224
	1,552,699	100.0%	1,571,524	1,718,023	100.0%	1,741,846	1,887,947	100.0%	1,969,899
	$2,393,489		$2,412,314	$2,787,990		$2,811,813	$3,294,791		$3,376,743

The composition and maturities of the investment and MBS portfolio at September 30, 2014 are indicated in the following table by remaining contractual maturity, without consideration of call features or pre-refunding dates, along with associated weighted average yields. Yields on tax-exempt investments are not calculated on a fully taxable equivalent basis.

	1 year or less		More than 1 to 5 years		More than 5 to 10 years		Over 10 years		Total Securities
	Carrying		Carrying		Carrying		Carrying		Carrying		Fair
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value
	(Dollars in thousands)
AFS:
GSE debentures	$—	—%	$496,958	1.04%	$52,797	1.25%	$—	—%	$549,755	1.06%	$549,755
MBS	—	—	14,352	4.86	70,337	4.84	202,917	2.44	287,606	3.14	287,606
TRUPs	—	—	—	—	—	—	2,296	1.49	2,296	1.49	2,296
Municipal bonds	200	3.64	933	3.72	—	—	—	—	1,133	3.70	1,133
	200	3.64	512,243	1.15	123,134	3.30	205,213	2.43	840,790	1.75	840,790

HTM:
MBS	—	—	50,514	4.32	435,237	1.69	1,029,190	2.27	1,514,941	2.17	1,533,136
Municipal bonds	3,153	2.63	24,634	2.46	9,971	1.60	—	—	37,758	2.25	38,388
	3,153	2.63	75,148	3.71	445,208	1.69	1,029,190	2.27	1,552,699	2.17	1,571,524
	$3,353	2.69	$587,391	1.48	$568,342	2.04	$1,234,403	2.30	$2,393,489	2.02	$2,412,314

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

The Board of Directors has authorized the utilization of brokers to obtain deposits as a source of funds. The Bank has entered into several relationships with nationally recognized wholesale deposit brokerage firms to accept deposits from these firms. Depending on market conditions, the Bank may use brokered deposits to fund asset growth and gather deposits that may help to manage interest rate risk. At September 30, 2014, the rates paid on brokered deposits plus fees were generally higher than the rates offered by the FHLB on advances and rates paid on retail deposits. At September 30, 2014 and 2013, the balance of brokered deposits was $41.9 million and $63.7 million, respectively. No brokered deposits were acquired during fiscal year 2014, and all existing brokered deposits are scheduled to mature by the end of May 2015.

The Board of Directors also has authorized the utilization of public unit deposits as a source of funds. In order to qualify to obtain such deposits, the Bank must have a branch in each county in which it collects public unit deposits and, by law, must pledge securities as collateral for all such balances in excess of the FDIC insurance limits. At September 30, 2014 and 2013, the balance of public unit deposits was $258.6 million and $237.1 million, respectively.

As of September 30, 2014, the Bank's policy allows for combined brokered and public unit deposits up to 15% of total deposits. At September 30, 2014, the balance of brokered and public unit deposits was approximately 6% of total deposits.

Borrowings. We utilize borrowings when, at the time of the borrowing, the proceeds can be invested at a positive rate spread relative to current asset yields, when we desire additional capacity to fund loan demand, or when they help us meet our asset and liability management objectives. Historically, our term borrowings have consisted primarily of FHLB advances. FHLB advances may be made pursuant to several different credit programs, each of which has its own interest rate, maturity, repayment, and convertible features, if any. All FHLB advances at September 30, 2014 were fixed-rate advances. The Bank supplements FHLB borrowings with repurchase agreements, wherein the Bank enters into agreements with approved counterparties to sell securities under agreements to repurchase them. These agreements are recorded as financing transactions as the Bank maintains effective control over the transferred securities. The Bank's internal policy limits total borrowings to 55% of total assets.

During the fourth quarter of fiscal year 2014, the Bank implemented a leverage strategy ("daily leverage strategy") to increase earnings. The daily leverage strategy involves borrowing up to $2.10 billion against the Bank's FHLB line of credit and currently consists of two leverage tiers. The first tier of $800.0 million is intended to remain borrowed against the line of credit for an extended period of time. The second tier of $1.30 billion is borrowed in the first days of each quarter and paid off prior to each quarter end. The proceeds of the borrowings, net of the required FHLB stock holdings, is deposited at the Federal Reserve Bank of Kansas City.

At September 30, 2014, we had $2.58 billion of FHLB advances, at par, outstanding, and $800.0 million against the FHLB line of credit. Total FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with the FHLB and certain securities. At September 30, 2014, we had securities with a fair value of $488.4 million pledged as collateral for FHLB borrowings. Per the FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of total Bank assets without the pre-approval of the FHLB president. In July 2014, the president of the FHLB approved an increase in the Bank's borrowing limit to 55% of total assets for one year as FHLB borrowings have been and will be in excess of 40% of total Bank assets at certain points of time due to the daily leverage strategy.

At September 30, 2014, repurchase agreements totaled $220.0 million, or approximately 2% of total assets. The Bank may enter into additional repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to the 55% limit on total borrowings discussed above. The securities underlying the agreements continue to be carried in the Bank's securities portfolio. At September 30, 2014, we had securities with a fair value of $247.3 million pledged as collateral on repurchase agreements. Repurchase agreements are made at mutually agreed upon terms between counterparties and the Bank. The use of repurchase agreements allows for the diversification of funding sources and the use of securities that were not being leveraged as collateral.

The following table sets forth certain information relating to the category of borrowings for which the average short-term balance outstanding during the period was at least 30% of stockholders' equity at the end of the period shown. There were no short-term borrowings outstanding that were at least 30% of stockholders' equity during fiscal years 2013 and 2012. The maximum balance, average balance, and weighted average interest rate during fiscal year 2014 reflect borrowings that were scheduled to mature within one year at any month-end during fiscal year 2014.

2014
(Dollars in thousands)
FHLB Borrowings:
Balance at end of year	$1,400,000
Maximum balance outstanding at any month-
end during fiscal year	2,700,000
Average balance	931,889
Weighted average interest rate during the year	1.26%
Weighted average interest rate at end of year	0.84%

Subsidiary and Other Activities

As a federally chartered savings bank, we are permitted by federal regulations to invest up to 2% of our Bank assets, as reported to the OCC, or $197.6 million at September 30, 2014, in the stock of, or as unsecured loans to, service corporation subsidiaries. We may invest an additional 1% of our assets, or $98.8 million at September 30, 2014, in service corporations where such additional funds are used for inner-city or community development purposes.

At September 30, 2014, the Bank had one subsidiary, Capitol Funds, Inc., which had a capital balance of $7.0 million. Capitol Funds, Inc. has a wholly owned subsidiary, Capitol Federal Mortgage Reinsurance Company ("CFMRC"). CFMRC serves as a reinsurance company for the PMI companies the Bank uses in its normal course of operations. CFRMC stopped writing new business for the Bank in January 2010. CFMRC provides mortgage reinsurance on certain one- to four-family loans in the Bank's portfolio. During fiscal year 2014, Capitol Funds, Inc. reported consolidated net income of $77 thousand which included net income of $80 thousand from CFMRC.

Regulation and Supervision

Set forth below is a description of certain laws and regulations that are applicable to Capitol Federal Financial, Inc. and the Bank.

General. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law. This law significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. See additional information regarding the Dodd-Frank Act in "Item 1A. Risk Factors – We operate in a highly regulated industry, which limits the manner and scope of our business activities and will continue to increase our operational and compliance costs."

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

If the Bank fails the Qualified Thrift Lender test, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies, unless the Bank requalifies within the year. The activities authorized for a bank holding company are more limited than are the activities authorized for a savings and loan holding company. If the Bank fails the test a second time, the Company must immediately register as, and become subject to, the restrictions applicable to a bank holding company. For additional information, see "Regulation and Supervision – Office of the Comptroller of the Currency."

The Company must obtain regulatory approval before acquiring control of any other depository institution.

Capitol Federal Savings Bank. The Bank, as a federally chartered savings bank, is subject to regulation and oversight by the OCC extending to all aspects of its operations. This regulation of the Bank is intended for the protection of depositors and not for the purpose of protecting the Company's stockholders. The Bank is required to maintain minimum levels of regulatory capital and is subject to some limitations on capital distributions to the Company. The Bank also is subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law.

Office of the Comptroller of the Currency. The investment and lending authority of the Bank is prescribed by federal laws and regulations and the Bank is prohibited from engaging in any activities not permitted by such laws and regulations.

As a federally chartered savings bank, the Bank is required to meet a Qualified Thrift Lender test. This test requires the Bank to have at least 65% of its portfolio assets, as defined by statute, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Under an alternative test, the Bank may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, the Bank is required to maintain a significant portion of its assets in residential housing related loans and investments. An institution that fails to meet the Qualified Thrift Lender test must become subject to certain restrictions on its operations, unless within one year it meets the test, and thereafter remains a Qualified Thrift Lender. These restrictions include a prohibition against capital distributions, except, with the prior approval of both the OCC and the FRB, for the purpose of paying obligations of a company controlling the institution. An institution that fails the test a second time must be subjected to the restrictions. Any savings and loan holding company of an institution that fails the test and does not re-qualify within a year must become subject to the same statute and regulations as a bank holding company. Three years after failing the test, an institution must divest all investments and cease all activities not permissible for both a national bank and a savings association. Failure to meet the Qualified Thrift Lender test is a statutory violation subject to enforcement action. As of September 30, 2014, the Bank met the Qualified Thrift Lender test.

The Bank is subject to a 35% of total assets limit on non-real estate consumer loans, commercial paper and corporate debt securities, and a 20% limit on commercial non-mortgage loans. At September 30, 2014, the Bank had 0.1% of its assets in non-real estate consumer loans, commercial paper and corporate debt securities and 0% of its assets in commercial non-mortgage loans.

The Bank's relationship with its depositors and borrowers is regulated to a great extent by federal laws and regulations, especially in such matters as the ownership of savings accounts and the form and content of mortgage requirements. In addition, the branching authority of the Bank is regulated by the OCC. The Bank is generally authorized to branch nationwide.

The Bank is subject to a statutory lending limit on aggregate loans to one person or a group of persons combined because of certain common interests. That limit is equal to 15% of our unimpaired capital and surplus, plus an additional 10% for loans fully secured by readily marketable collateral. At September 30, 2014, the Bank's lending limit under this restriction was $196.3 million. The Bank has no loans or loan relationships in excess of its lending limit. Total loan commitments and loans outstanding to the Bank's largest borrower group totaled $69.3 million at September 30, 2014, all of which were current.

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

Insurance of Accounts and Regulation by the FDIC. The DIF of the FDIC insures deposit accounts in the Bank up to applicable limits. The FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for one of four risk categories, applied to its assessment base. Under the FDIC's rules, an institution's assessment base is equal to average total assets minus its average tangible equity (defined as Tier 1 capital). An institution with total assets of less than $10 billion is assigned to one of four risk categories based on its capital, supervisory ratings, and other factors. Well-capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. A range of initial base assessment rates applies to each Risk Category, adjusted downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjusted upward if the institution's brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates. Total base assessment rates currently range from 2.5 to 9.0 basis points for Risk Category I, 9.0 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution. An institution with assets of $10 billion or more is assessed under a complex scorecard method employing many factors. The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking. In an emergency, the FDIC may also impose a special assessment. For the fiscal year ended September 30, 2014, the Bank paid $4.1 million in FDIC premiums.

FDIC-insured institutions are required to pay an additional quarterly assessment called the FICO assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This assessment rate is adjusted quarterly to reflect changes in the assessment base, which is average total assets less average tangible equity, and is the same base as used for the deposit insurance assessment. These assessments are expected to continue until the bonds mature in the years 2017 through 2019. For the fiscal year ended September 30, 2014, the Bank paid $483 thousand in FICO assessments.

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

Tier 1 capital generally consists of common stockholders' equity, retained earnings, noncumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, excluding goodwill and other non-qualifying intangible assets. At September 30, 2014, the Bank had $7.0 million of accumulated gains on AFS securities, net of deferred taxes, which was subtracted from Tier 1 capital.

Total risk-based capital consists of the sum of an institution's Tier 1 capital and the amount of its allowable Tier 2 capital up to the amount of its Tier 1 capital. Tier 2 capital consists of all cumulative perpetual and limited-life preferred stock, hybrid capital instruments, including mandatory convertible securities, term debt, ACL up to 1.25% of risk-weighted assets, and certain unrealized gains on equity securities. At September 30, 2014, the Bank had $9.2 million of ACL, which was less than 1.25% of risk-weighted assets. The entire $9.2 million of ACL is allowable Tier 2 capital and includable in total risk-based capital.

Adjusted total assets consist of total assets as specified in the Call Report less certain items such as disallowed servicing assets and accumulated gains/losses on AFS securities. At September 30, 2014, the Bank had $7.0 million of accumulated gains on AFS securities, net of deferred taxes, which was subtracted from Call Report total assets of $9.88 billion to arrive at adjusted total assets of $9.87 billion.

Risk-weighted assets are determined under the OCC capital regulations, which assign to every asset and certain off-balance sheet items a risk weight generally ranging from 0% to 100% based on the inherent risk of the asset. Institutions that are not well capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits. At September 30, 2014, the Bank had Tier 1 capital of $1.30 billion, total risk-based capital of $1.31 billion, adjusted total assets of $9.87 billion, and risk-weighted assets of $3.94 billion. At September 30, 2014, the Bank had a Tier 1 leverage ratio of 13.2%, a Tier 1 capital to risk-weighted assets ratio of 33.0%, and a total risk-based capital to risk-weighted assets ratio of 33.2%. At September 30, 2014, the Bank was considered a well-capitalized institution under OCC regulations.

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

The OCC is authorized and, under certain circumstances, required to take certain actions against savings banks that fail to meet the minimum ratios for an adequately capitalized institution. Any such institution must submit a capital restoration plan and, until such plan is approved by the OCC, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The plan must include a guaranty by the institution's holding company limited to the lesser of 5% of the institution's assets when it became undercapitalized, or the amount necessary to restore the institution to adequately capitalized status. The OCC is authorized to impose the additional restrictions on institutions that are less than adequately capitalized.

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

Basel III Capital Rules. In July 2013, the FRB, FDIC and OCC published final rules establishing a new comprehensive capital framework for U.S. banking organizations. The agencies believe that the new rule will result in capital requirements that better reflect banking organizations' risk profiles. The rules implement the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act. Basel III refers to various documents released by the Basel Committee on Banking Supervision. The new rules become effective for the Company and Bank in January 2015, with some rules transitioned into full effectiveness over two to four years. The new capital rules, among other things, introduce a new capital measure called "Common Equity Tier 1" ("CET1"), increase the leverage and Tier 1 capital ratios, change the risk-weightings of certain assets for purposes of risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios, and change what qualifies as capital for purposes of meeting the various capital requirements.

Under the new capital rules, CET1 is defined as common stock, plus related surplus, and retained earnings plus limited amounts of minority interest in the form of common stock, less certain regulatory deductions. The new capital rules, like the current capital rules, specify that total capital consists of Tier 1 capital and Tier 2 capital. Tier 1 capital for the Company and the Bank consists of common stock, plus related surplus and retained earnings. Tier 2 capital for the Company and the Bank currently includes the entire amount of ACL; however, the includable amount of ACL could be limited in the future if the ACL amount exceeds 1.25% of risk-weighted assets.

The new capital rules require a number of changes to regulatory capital deductions and adjustments, subject to a two-year transition period. One such change relates to accumulated other comprehensive income. Under current capital rules, the effects of accumulated other comprehensive income or loss items included in shareholders' equity are reversed for the purposes of determining regulatory capital ratios. Under the new capital rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including the Company and the Bank, may make a one-time permanent election to continue to exclude these items. Management is considering whether to take advantage of this opt-out to reduce the impact of market volatility on its regulatory capital levels.

The new capital rules also include changes in the risk-weighing of assets to better reflect credit risk and other risk exposure. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status and a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%). Of particular importance to the Bank is that the new capital rules' treatment of one- to four-family residential mortgage exposures remains the same as under the current capital rule. This includes a 50% risk weighting for prudently underwritten first lien mortgage loans that are not past due, reported as nonaccrual, or restructured, and a 100% risk weight for all other residential mortgages.

Under the new capital rules, the minimum capital ratios as of January 1, 2015 will be as follows:

•	4.5% CET1 to risk-weighted assets.

•	6.0% Tier 1 capital to risk-weighted assets.

•	8.0% Total capital to risk-weighted assets.

•	4% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the "leverage ratio").

The new capital rules will require the Company and the Bank to meet a capital conservation buffer requirement in order to avoid constraints on dividends, equity repurchases, and certain compensation. To meet the requirement when it is fully phased in, the organization must maintain an amount of CET1 capital that exceeds the buffer level of 2.5% above each of the minimum risk-weighted asset ratios. The requirement will be phased in over a four year period, starting January 1, 2016, when the amount of such capital must exceed the buffer level of 0.625%. The buffer level will increase by 0.625% each year until it reaches 2.5% on January 1, 2019. When the capital conservation buffer requirement is fully phased in, to avoid constraints, a banking organization must maintain the following capital ratios: (1) CET1 to risk-weighted assets more than 7.0%, (2) Tier 1 capital to risk-weighted assets more than 8.5%, and (3) total capital (Tier 1 plus Tier 2) to risk-weighted assets more than 10.5%.

With respect to the Bank, the new capital rules also revise the "prompt corrective action" regulations effective January 1, 2015, by (1) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (2) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (compared to the current 6%); and (3) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The new capital rules do not change the total risk-based capital requirement for any "prompt corrective action" category.

Although we continue to evaluate the impact that the new capital rules will have on the Company and the Bank, we currently anticipate that the Company and the Bank will be well-capitalized under the new capital rules, and that the Company and the Bank will meet the capital conservation buffer requirement.

Community Reinvestment and Consumer Protection Laws. In connection with its lending activities, the Bank is subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. These include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 ("SAFE Act"), and the Community Reinvestment Act ("CRA"). In addition, federal banking regulators, pursuant to the Gramm-Leach-Bliley Act, have enacted regulations limiting the ability of banks and other financial institutions to disclose nonpublic consumer information to non-affiliated third parties. The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated parties.

The CRA requires the appropriate federal banking agency, in connection with its examination of an FDIC-insured institution, to assess its record in meeting the credit needs of the communities served by the bank, including low and moderate income neighborhoods. The federal banking regulators take into account the institution's record of performance under the CRA when considering applications for mergers, acquisitions, and branches. Under the CRA, institutions are assigned a rating of outstanding, satisfactory, needs to improve, or substantial non-compliance. The Bank received a satisfactory rating in its most recent CRA evaluation.

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

Limitations on Dividends and Other Capital Distributions. Although savings and loan holding companies are not currently subject to regulatory capital requirements or specific restrictions on the payment of dividends or other capital distributions, OCC regulations impose restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

Generally, savings institutions, such as the Bank, may make capital distributions during any calendar year equal to the earnings of the previous two calendar years and current year-to-date earnings.  It is generally required that the Bank remain well capitalized before and after the proposed distribution.  However, an institution deemed to be in need of more than normal supervision by the OCC may have its capital distribution authority restricted.  A savings institution, such as the Bank, that is a subsidiary of a savings and loan holding company that proposes to make a capital distribution must submit written notice to the OCC and FRB 30 days prior to such distribution. The OCC and FRB may object to the distribution during that 30-day period based on safety and soundness or other concerns. Savings institutions that desire to make a larger capital distribution, or are under special restrictions, or are not, or would not be, well capitalized following a proposed capital distribution, however, must obtain regulatory approval prior to making such distribution. For additional information, see "Regulation and Supervision – Regulatory Capital Requirements."

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company.  So long as the Bank continues to remain "well capitalized" after each capital distribution and operates in a safe and sound manner, it is management's belief that the OCC and FRB will continue to allow the Bank to distribute its earnings to the Company, although no assurance can be given in this regard.

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

Federal Reserve System. The FRB requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. At September 30, 2014, the Bank was in compliance with these reserve requirements. The Bank is authorized to borrow from the Federal Reserve Bank "discount window." An eligible institution need not exhaust other sources of funds before going to the discount window, nor are there restrictions on the purposes for which the borrower can use primary credit. At September 30, 2014, the Bank had no outstanding borrowings from the discount window.

Federal Home Loan Bank System. The Bank is a member of FHLB Topeka, which is one of 12 regional Federal Home Loan Banks. Each FHLB serves as a reserve, or central bank, for its members within its assigned region and is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans, called advances, to members and provides access to a line of credit in accordance with policies and procedures, established by the Board of Directors of FHLB, which are subject to the oversight of the Federal Housing Finance Agency ("FHFA").

As a member, the Bank is required to purchase and maintain capital stock in the FHLB. The minimum required FHLB stock amount is generally 4.5% of the Bank's FHLB advances and outstanding balance against the FHLB line of credit, and 2% of the outstanding principal of loans sold into the Mortgage Partnership Finance program. At September 30, 2014, the Bank had a balance of $213.1 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received dividends on its FHLB stock, although no assurance can be given that these dividends will continue. On a quarterly basis, management conducts a review of the FHLB to determine whether an other-than-temporary impairment of the FHLB stock is present. At September 30, 2014, management concluded there was no such impairment.

Federal Savings and Loan Holding Company Regulation. The Company is a unitary savings and loan holding company within the meaning of the Home Owners Loan Act ("HOLA"). As such, the Company is registered with the FRB and subject to the FRB regulations, examinations, supervision, and reporting requirements. In addition, the FRB has enforcement authority over the Company and the Bank. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the Bank.

The HOLA prohibits a savings and loan holding company (directly or indirectly, or through one or more subsidiaries) from acquiring another savings association, or holding company thereof, without prior written approval from the FRB; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not federally insured. In evaluating applications by savings and loan holding companies to acquire savings associations, the FRB must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community, competitive factors, and other factors.
Taxation
Federal Taxation
General
The Company and the Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Neither the Company nor the Bank has been subject to an Internal Revenue Service audit during the past five years.

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

Net Operating Loss Carryovers
A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. As of September 30, 2014, the Company had no net operating loss carryovers.

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
Employees
At September 30, 2014, we had a total of 716 employees, including 134 part-time employees. The full-time equivalent of our total employees at September 30, 2014 was 674. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.
Executive Officers of the Registrant
John B. Dicus. Age 53 years. Mr. Dicus is Chairman of the Board of Directors, Chief Executive Officer, and President of the Bank and the Company. He has served as Chairman since January, 2009 and Chief Executive Officer since January, 2003. He has served as President of the Bank since 1996 and of the Company since its inception in March 1999. Prior to accepting the responsibilities of Chief Executive Officer, he served as Chief Operating Officer of the Bank and the Company. Prior to that, he served as the Executive Vice President of Corporate Services for the Bank for four years. He has been with the Bank in various other positions since 1985.

Kent G. Townsend. Age 53 years. Mr. Townsend serves as Executive Vice President and Chief Financial Officer of the Bank, its subsidiary, and the Company. Mr. Townsend also serves as Treasurer for the Company, Capitol Funds, Inc. and CFMRC. Mr. Townsend was promoted to Executive Vice President, Chief Financial Officer and Treasurer on September 1, 2005. Prior to that, he served as Senior Vice President, a position he held since April 1999, and Controller of the Company, a position he held since March 1999. He has served in similar positions with the Bank since September 1995. He served as the Financial Planning and Analysis Officer with the Bank for three years and other financial related positions since joining the Bank in 1984.

Rick C. Jackson. Age 49 years. Mr. Jackson serves as Executive Vice President, Chief Lending Officer and Community Development Director of the Bank and the Company.  He also serves as the President of Capitol Funds, Inc., a subsidiary of the Bank and President of CFMRC.  He has been with the Bank since 1993 and has held the position of Community Development Director since that time. He has held the position of Chief Lending Officer since February 2010.

Natalie G. Haag. Age 55 years.  Ms. Haag serves as Executive Vice President and General Counsel of the Bank and the Company.  Prior to joining the Bank in August of 2012, Ms. Haag was 2nd Vice President, Director of Governmental Affairs and Assistant General Counsel for Security Benefit Corporation and Security Benefit Life Insurance Company in Topeka, Kansas. Security Benefit provides retirement products and services, including annuities and mutual funds.  Ms. Haag was employed by Security Benefit since June 2003.  The Security Benefit companies are not parents, subsidiaries or affiliates of the Bank or the Company.

Carlton A. Ricketts. Age 57 years.  Mr. Ricketts serves as Executive Vice President, Chief Corporate Services Officer of the Bank and the Company.  Prior to accepting those responsibilities in 2012, he served as Chief Strategic Planning Officer of the Bank for the previous five years.

Frank H. Wright. Age 65 years.  Mr. Wright serves as Executive Vice President, Chief Retail Operations Officer of the Bank and the Company. Prior to accepting those responsibilities in 2013, he served as Senior Vice President for Retail Operations, a position held since 1999. Mr. Wright has been an officer of the Bank since 1972, primarily in various roles within retail and electronic banking operations.

Tara D. Van Houweling. Age 41 years. Ms. Van Houweling has been employed with the Bank and Company since May 2003 and currently serves as First Vice President, Principal Accounting Officer and Reporting Director. She has held the position of Reporting Director since May 2003.
Item 1A. Risk Factors
The following is a summary of risk factors relating to the operations of the Bank and the Company. These risk factors are not necessarily presented in order of significance.

Changes in interest rates could have an adverse impact on our results of operations and financial condition.
Our results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, MBS, and investment securities, and the interest paid on deposits and borrowings. Changes in interest rates could have an adverse impact on our results of operations and financial condition because the majority of our interest-earning assets are long-term, fixed-rate loans, while the majority of our interest-bearing liabilities are shorter term, and therefore subject to a greater degree of interest rate fluctuations. This type of risk is known as interest rate risk and is affected by prevailing economic and competitive conditions, including monetary and fiscal policies of the federal government.

The impact of changes in interest rates is generally observed on the income statement. The magnitude of the impact will be determined by the difference between the amount of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. This difference provides an indication of the extent to which our net interest rate spread will be impacted by changes in interest rates. In addition, changes in interest rates will impact the expected level of repricing of the Bank's mortgage-related assets and callable debt securities. Generally, as interest rates decline, the amount of interest-earning assets expected to reprice will increase as borrowers have an economic incentive to reduce the cost of their mortgage or debt, which would negatively impact the Bank's interest income. Conversely, as interest rates rise, the amount of interest-earning assets expected to reprice will decline as the economic incentive to refinance the mortgage or debt is diminished. As this occurs, the amount of interest-earning assets repricing could diminish to the point where interest-bearing liabilities reprice to a higher interest rate, at a faster pace, than interest-earning assets, thus negatively impacting the Bank's net interest income.

Changes in interest rates can also have an adverse effect on our financial condition as AFS securities are reported at estimated fair value. We increase or decrease our stockholders' equity, specifically accumulated other comprehensive income (loss), by the amount of change in the estimated fair value of our AFS securities, net of deferred taxes. Increases in interest rates generally decrease the fair value of AFS securities. Decreases in the fair value of AFS securities would, therefore, adversely impact stockholders' equity.

Changes in interest rates, as they relate to customers, can also have an adverse impact on our financial condition and results of operations. In times of rising interest rates, default risk may increase among borrowers with ARM loans as the rates on their loans adjust upward and their payments increase. Fluctuations in interest rates also affect customer demand for deposit products. Local competition could affect our ability to attract deposits, or could result in us paying more than competitors for deposits.

In addition to general changes in interest rates, changes that affect the shape of the yield curve could negatively impact the Bank. The Bank's interest-bearing liabilities are generally priced based on short-term interest rates while the majority of the Bank's interest-earning assets are priced based on long-term interest rates. Income for the Bank is primarily driven by the spread between these rates. As a result, a steeper yield curve, meaning long-term interest rates are significantly higher than short-term interest rates, would provide the Bank with a better opportunity to increase net interest income. When the yield curve is flat, meaning long-term interest rates and short-term interest rates are essentially the same, or when the yield curve is inverted, meaning long-term interest rates are lower than short-term interest rates, the yield between interest-earning assets and interest-bearing liabilities that reprice is compressed or diminished and would likely negatively impact the Bank's net interest income.

An economic downturn, especially one affecting our geographic market area, could adversely affect our operations and financial results.
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties; therefore, we are particularly exposed to downturns in regional housing markets and, to a lesser extent, the U.S. housing market. The primary risks inherent in our one- to four-family loan portfolio are declines in economic conditions, elevated levels of unemployment or underemployment, and declines in residential real estate values. Any one or a combination of these events may have an adverse impact on borrowers' ability to repay their loans, which could result in increased delinquencies, non-performing assets, loan losses, and future loan loss provisions.

Additionally, we have a concentration of loans secured in Kansas and Missouri due to our lending practices. Approximately 63% of our loan portfolio is comprised of loans secured by property located in Kansas, and approximately 19% is comprised of loans secured by property located in Missouri.  This makes us vulnerable to a downturn in local economies and real estate markets.  Adverse conditions in these local economies such as inflation, unemployment, recession, natural disasters, or other factors beyond our control, could impact the ability of our borrowers to repay their loans.  Decreases in local real estate values could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure. Currently, there is not a single employer or industry in the area on which the majority of our customers are dependent.

We operate in a highly regulated industry, which limits the manner and scope of our business activities and will continue to increase our operational and compliance costs.
Our business is highly regulated; in addition, the laws and applicable regulations are subject to frequent change. The Dodd-Frank Act significantly changed, and will continue to significantly change, the current banking regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. As of July 2011 the Bank's primary federal regulator became the OCC while the Company, as a savings and loan holding company, is subject to regulation and supervision by the FRB. The Dodd-Frank Act gave various federal agencies significant discretion in drafting a broad range of new rules and regulations. The full details and impact of the Dodd-Frank Act may not be known for many years.

We are subject to extensive regulation, supervision, and examination by the OCC, FRB, and the FDIC. These regulatory authorities exercise broad discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank's operations, reclassify assets, determine the adequacy of a bank's ACL, and determine the level of deposit insurance premiums assessed. The Dodd-Frank Act created the CFPB with broad powers to supervise and enforce consumer protection laws, including a wide range of consumer protection laws that apply to all banks and savings institutions, like the authority to prohibit "unfair, deceptive or abusive" acts and practices. The CFPB also has examination and enforcement authority over all banks with more than $10 billion in assets. The Company does not currently have assets in excess of $10 billion, but it may at some point in the future. Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws and regulations of the CFPB by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws. Change in the authority and oversight of any of these agencies, and of other agencies, such as the U.S. Department of Housing and Urban Development, whether in the form of regulatory policy, new regulations or legislation, or additional deposit insurance premiums, could have a material impact on our operations.

Since the enactment of the Dodd-Frank Act, the CFPB has issued a number of new regulations and changes to existing consumer protections regulations, including new rules, most (including the qualified mortgage rule) effective January 10, 2014, which generally prohibit creditors from extending mortgage loans without regard for the consumer's ability-to-repay and add restrictions and requirements to mortgage origination and servicing practices. In addition, these rules limit prepayment penalties and require the creditor to retain evidence of compliance with the ability-to-repay requirement for three years.  Compliance with these rules has, and may continue to, change our underwriting practices with respect to mortgage loans and increase our overall regulatory compliance costs.  Moreover, these rules may adversely affect the volume of mortgage loans that we underwrite and may subject us to increased potential liabilities related to such residential loan origination activities.

The Dodd-Frank Act requires minimum leverage (Tier 1) and risk-based capital requirements for savings and loan holding companies and bank holding companies that are no less stringent than those applicable to banks, which will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in the Bank.

The Dodd-Frank Act also broadens the base for FDIC deposit insurance assessments. Assessments are now based on the average consolidated total assets less average tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions, and credit unions to $250 thousand per depositor, retroactive to January 1, 2008. The legislation also increases the required minimum reserve ratio for the DIF, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets by charging higher assessments on institutions with more than $10 billion in assets.

The potential exists for additional laws and regulations, or changes in policy, affecting lending practices, regulatory capital limits, interest rate risk management, and liquidity standards. Moreover, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements and/or assessing monetary penalties. Bank regulatory agencies, such as the OCC and the FDIC, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of investors. The CFPB enforces consumer protection laws and regulations for the benefit of the consumer and not the protection or benefit of investors. In addition, new laws and regulations may continue to increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and securities, the products we offer, the fees we can charge and our ongoing operations, costs, and profitability.

It is difficult to predict at this time the full impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that, at a minimum, they will continue to increase our operating and compliance costs.

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
We purchase whole one- to four-family mortgage loans from correspondent and nationwide lenders. While loans purchased on a loan-by-loan basis from correspondent lenders are underwritten by the Bank's underwriters and loans purchased in bulk packages from correspondent and nationwide lenders are evaluated on a certain set of criteria before being purchased, we are still subject to some risks associated with the loan origination process itself. By law, loan originators are required to comply with lending regulations at all times during the origination process. Any compliance related risks associated with the origination process itself is effectively transferred from the originating company to the Bank once the Bank purchases the loan. Should, at any point, it be discovered that an instance of noncompliance occurred by the originating company during the origination process, the Bank would still be held responsible and required to remedy the issue for the loans it purchased from the originator. Remedial actions can include such actions as refunding interest paid to the borrower and adjusting the contractual interest rate on the loan to the current market rate if advantageous to the borrower.

The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain.
As discussed in "Regulation and Supervision – New Capital Rules", effective January 1, 2015, the Company and the Bank will be subject to new capital requirements under regulations adopted by the federal banking regulators to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. These new requirements establish the following minimum capital ratios:

(1) CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio of 4.0%.  In addition, there is a new requirement to maintain a capital conservation buffer, comprised of CET1 capital, in an amount greater than 2.5% of risk-weighted assets over the minimum capital required by each of the minimum risk-based capital ratios in order to avoid limitations on the organization's ability to pay dividends, repurchase shares or pay discretionary bonuses.  The capital conservation buffer requirement will be phased in, beginning January 1, 2016, requiring during 2016 a buffer amount greater than 0.625% in order to avoid these limitations, and with the amount increasing by that amount each year until beginning January 1, 2019, the buffer amount must be greater than 2.5% in order to avoid the limitation. The new regulations also change what qualifies as capital for purposes of meeting these various capital requirements, as well as the risk-weights of certain assets for purposes of the risk-based capital ratios.

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

Changes in accounting standards could impact the Company's financial statements and reported earnings.
Accounting standard-setting bodies, such as the Financial Accounting Standards Board, periodically change and approve new financial accounting and reporting standards that affect the preparation of the consolidated financial statements. These changes are beyond the Company's control and could have a meaningful impact on its consolidated financial statements.

The Company's ability to pay dividends is subject to the ability of the Bank to make capital distributions to the Company.
The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company, and also on the availability of cash at the holding company level in the event earnings are not sufficient to pay dividends according to the cash dividend payout policy.

The Company's risk-management framework may not be effective in mitigating risk and loss.
The Company maintains an enterprise risk management program that is designed to identify, quantify, monitor, report, and control the risks that it faces. These include interest-rate risk, credit risk, liquidity risk, operational risk, reputation risk, and compliance and litigation risk. While the Company assesses and improves this program on an ongoing basis, there can be no assurance that its approach and framework for risk management and related controls will effectively mitigate risk and limit losses in its business. If conditions or circumstances arise that expose flaws or gaps in the Company's risk-management program, or if its controls break down, the performance and value of its business could be adversely affected.

Risks associated with cyber-security, information system failures, interruptions, or other breaches of security involving our systems or network, or those of our third-party vendors, may negatively affect the Bank in multiple ways.
The Bank relies heavily on communications and information systems to conduct business. It is also dependent on its network and information processing systems and, in some cases, those of the Bank's third-party vendors. The Bank has a business continuity plan which is reviewed and updated on a regular basis and is tested periodically. The Bank also reviews and evaluates business continuity programs implemented by its third-party vendors.

Cyber-security and the continued development and enhancement of the controls and processes designed to protect the Bank's systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority. Disruption or failure of those systems, or a breach in security, may adversely affect the Bank's operations, financial performance, or reputation. Furthermore, as cyber threats continue to evolve and increase, the Bank may be required to expend significant additional resources to modify or enhance its protective measures, or to investigate and remediate any identified information security vulnerabilities.

While the Bank has policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of the Bank's information systems or network in place, there can be no assurance that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
At September 30, 2014, we had 37 traditional branch offices and 10 in-store branch offices. The Bank owns the office building and related land in which its home office and executive offices are located, and 28 of its other branch offices. The remaining 18 branches are either leased or partially owned.

For additional information regarding our lease obligations, see "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 5 – Premises and Equipment, net."

Management believes that our current facilities are adequate to meet our present and immediately foreseeable needs, after consideration of the remodeling of our Kansas City market area operations center. However, we will continue to monitor customer growth and expand our branching network, if necessary, to serve our customers' needs.
Item 3. Legal Proceedings
The Company and the Bank are involved as plaintiff or defendant in various legal actions arising in the normal course of business. In our opinion, after consultation with legal counsel, we believe it unlikely that such pending legal actions will have a material adverse effect on our financial condition, results of operations or liquidity.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for the Registrant's Common Stock, Related Security Holder Matters and Issuer Purchases of Equity Securities

Stock Listing
Capitol Federal Financial, Inc. common stock is traded on the Global Select tier of the NASDAQ Stock Market under the symbol "CFFN". At November 17, 2014, there were approximately 10,943 Capitol Federal Financial, Inc. stockholders of record.

Price Range of Common Stock
The high and low sales prices for the common stock as reported on the NASDAQ Stock Market, as well as dividends declared per share, are reflected in the table below.

FISCAL YEAR 2014	HIGH	LOW	DIVIDENDS
First Quarter	$13.21	$11.69	$0.505
Second Quarter	12.91	11.78	0.075
Third Quarter	12.74	11.75	0.325
Fourth Quarter	12.44	11.61	0.075

FISCAL YEAR 2013	HIGH	LOW	DIVIDENDS
First Quarter	$12.29	$11.44	$0.775
Second Quarter	12.17	11.58	0.075
Third Quarter	12.31	11.67	0.075
Fourth Quarter	12.93	12.08	0.075

Share Repurchases
The following table summarizes our share repurchase activity during the three months ended September 30, 2014 and additional information regarding our share repurchase program. In December 2011, the Company announced that its Board of Directors approved the repurchase of up to $193.0 million of the Company's common stock. The Company began repurchasing common stock during the second quarter of fiscal year 2012 and completed the plan during the second quarter of fiscal year 2013. In November 2012, the Company announced its Board of Directors approved a new $175.0 million stock repurchase program to commence upon the completion of the aforementioned $193.0 million repurchase plan. The new plan has no expiration date.

				Approximate
	Total		Total Number of	Dollar Value of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
	Purchased	per Share	Announced Plans	Under the Plan
July 1, 2014 through
July 31, 2014	451,700	$11.96	451,700	$57,897,467
August 1, 2014 through
August 31, 2014	491,900	11.89	491,900	52,048,818
September 1, 2014 through
September 30, 2014	470,000	11.96	470,000	46,427,061
Total	1,413,600	11.94	1,413,600	46,427,061

Stockholders and General Inquiries
Copies of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 are available at no charge to stockholders upon request. Please direct requests or inquiries to: James D. Wempe, Vice President, Investor Relations, 700 South Kansas Avenue, Topeka, KS 66603, (785) 270-6055, or jwempe@capfed.com.

Stockholder Return Performance Presentation
The line graph below compares the cumulative total stockholder return on the Company's common stock to the cumulative total return of a broad index of the NASDAQ Stock Market and the SNL Midcap Bank and Thrift industry index for the period September 30, 2009 through September 30, 2014. The information presented below assumes $100 invested on September 30, 2009 in the Company's common stock and in each of the indices, and assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

Total Return Performance
Capitol Federal Financial, Inc.
NASDAQ Composite
SNL Midcap Bank & Thrift index
Index Value
250
225
200
175
150
125
100
75
50
09/30/09
09/30/10
09/30/11
09/30/12
09/30/13
09/30/14

	Period Ending
Index	9/30/2009	9/30/2010	9/30/2011	9/30/2012	9/30/2013	9/30/2014
Capitol Federal Financial, Inc.	100.00	80.50	86.27	101.18	114.37	117.86
NASDAQ Composite	100.00	112.74	116.12	151.70	186.60	225.17
SNL Midcap Bank & Thrift Index	100.00	105.20	85.66	115.18	147.22	157.17

Restrictions on the Payments of Dividends
The Company's ability to pay dividends is dependent, in part, upon its ability to obtain capital distributions from the Bank. The dividend policy of the Company is subject to the discretion of the Board of Directors and will depend upon a number of factors, including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company level. See "Item 1. Business – Regulation and Supervision – Limitations on Dividends and Other Capital Distributions" for additional information regarding the Company's ability to pay dividends.

Item 6. Selected Financial Data
The summary information presented below under "Selected Balance Sheet Data" and "Selected Operations Data" for, and as of the end of, each of the years ended September 30 is derived from our audited consolidated financial statements. The following information is only a summary and should be read in conjunction with our consolidated financial statements. In December 2010, Capitol Federal Financial completed its conversion from a mutual holding company form of organization to a stock form of organization ("the corporate reorganization"). All share information prior to the corporate reorganization has been revised to reflect the 2.2637 exchange ratio.

	September 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Selected Balance Sheet Data:
Total assets	$9,865,028	$9,186,449	$9,378,304	$9,450,799	$8,487,130
Loans receivable, net	6,233,170	5,958,868	5,608,083	5,149,734	5,168,202
Securities:
AFS	840,790	1,069,967	1,406,844	1,486,439	1,060,366
HTM	1,552,699	1,718,023	1,887,947	2,370,117	1,880,154
FHLB stock	213,054	128,530	132,971	126,877	120,866
Deposits	4,655,272	4,611,446	4,550,643	4,495,173	4,386,310
FHLB borrowings	3,369,677	2,513,538	2,530,322	2,379,462	2,348,371
Other borrowings	220,000	320,000	365,000	515,000	668,609
Stockholders' equity	1,492,882	1,632,126	1,806,458	1,939,529	961,950

	For the Year Ended September 30,
	2014	2013	2012	2011		2010
	(Dollars and counts in thousands, except per share amounts)
Selected Operations Data:
Total interest and dividend income	$290,246	$298,554	$328,051	$346,865		$374,051
Total interest expense	106,103	120,394	143,170	178,131		204,486
Net interest and dividend income	184,143	178,160	184,881	168,734		169,565
Provision for credit losses	1,409	(1,067)	2,040	4,060		8,881
Net interest and dividend income after
provision for credit losses	182,734	179,227	182,841	164,674		160,684
Retail fees and charges	14,937	15,342	15,915	15,509		17,789
Other non-interest income	8,018	7,947	8,318	9,486		16,622
Total non-interest income	22,955	23,289	24,233	24,995		34,411
Salaries and employee benefits	43,757	49,152	44,235	44,913		42,666
Other non-interest expense	46,780	47,795	46,840	87,404		47,064
Total non-interest expense	90,537	96,947	91,075	132,317		89,730
Income before income tax expense	115,152	105,569	115,999	57,352		105,365
Income tax expense	37,458	36,229	41,486	18,949		37,525
Net income	$77,694	$69,340	$74,513	$38,403		$67,840

Basic earnings per share	$0.56	$0.48	$0.47	$0.24	(1)	$0.41
Average basic shares outstanding	139,440	144,847	157,913	162,625		165,862
Diluted earnings per share	0.56	0.48	0.47	0.24	(1)	0.41
Average diluted shares outstanding	139,442	144,848	157,916	162,633		165,899

	2014	2013	2012	2011		2010
Selected Performance and Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.82%	0.75%	0.79%	0.41%	(1)	0.80%
Return on average equity	5.00	4.14	3.93	2.20	(1)	7.09
Dividends paid per share	$0.98	$1.00	$0.40	$1.63		$2.29	(2)
Dividend payout ratio	177.84%	211.75%	85.58%	390.88%		71.34%
Operating expense ratio	0.96	1.05	0.97	1.40	(1)	1.06
Efficiency ratio	43.72	48.13	43.55	68.30	(1)	43.99
Ratio of average interest-earning assets
to average interest-bearing liabilities	1.18x	1.21x	1.24x	1.22x		1.11x
Net interest margin	2.00%	1.97%	2.01%	1.84%		2.06%

Interest rate spread information:
Average during period	1.79	1.70	1.64	1.42		1.78
End of period	1.84	1.72	1.68	1.60		1.76

Asset Quality Ratios:
Non-performing assets to total assets	0.29	0.33	0.43	0.40		0.49
Non-performing loans to total loans	0.40	0.44	0.57	0.51		0.62
ACL to non-performing loans	37.04	33.36	34.88	58.34		46.60
ACL to loans receivable, net	0.15	0.15	0.20	0.30		0.29

Capital Ratios:
Equity to total assets at end of period	15.13	17.77	19.26	20.52		11.33
Average equity to average assets	16.45	18.12	20.11	18.50		11.30

Regulatory Capital Ratios of Bank:
Tier 1 leverage ratio	13.2	14.8	14.6	15.1		9.8
Tier 1 risk-based capital	33.0	35.6	36.4	37.9		23.5
Total risk-based capital	33.2	35.9	36.7	38.3		23.8

Other Data:
Number of traditional offices	37	36	36	35		35
Number of in-store offices	10	10	10	10		11

(1)
Excluding the $40.0 million ($26.0 million, net of income tax benefit) contribution to the Capitol Federal Foundation (the "Foundation") in connection with the corporate reorganization, basic and diluted earnings per share would have been $0.40, return on average assets would have been 0.68%, return on average equity would have been 3.69%, the operating expense ratio would have been 0.98%, and the efficiency ratio would have been 47.65%. This adjusted financial data is not presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Management believes it is important for comparability purposes to provide this adjusted financial data because of the magnitude and non-recurring nature of the contribution to the Foundation. Set forth below is a reconciliation of the adjusted financial data to the financial data calculated and presented in accordance with GAAP:

	For the Year Ended September 30, 2011
	Actual	Contribution	Adjusted
	(GAAP)	to Foundation	(Non-GAAP)
Return on average assets	0.41%	(0.27)%	0.68%
Return on average equity	2.20	(1.49)	3.69
Operating expense ratio	1.40	0.42	0.98
Efficiency ratio	68.30	20.65	47.65

(2)
For fiscal year 2010, Capitol Federal Savings Bank MHC ("MHC") owned a majority of the outstanding shares of Capitol Federal Financial common stock and waived its right to receive dividends paid on the common stock with the exception of the $0.50 per share dividend paid on 500,000 shares in February 2010. Public shares excluded shares held by MHC, as well as unallocated shares held in the Capitol Federal Financial Employee Stock Ownership Plan ("ESOP"). The ownership portion of MHC was sold in a public offering in conjunction with the corporate reorganization.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist in understanding the financial condition, results of operations, liquidity, and capital resources of the Company. The Bank comprises almost all of the consolidated assets and liabilities of the Company and the Company is dependent primarily upon the performance of the Bank for the results of its operations. Because of this relationship, references to management actions, strategies and results of actions apply to both the Bank and the Company.

Executive Summary
The Company completed its conversion from a mutual holding company form of organization to a stock form of organization in December 2010. The Company's common stock is traded on the Global Select tier of the NASDAQ Stock Market under the symbol "CFFN." The Company provides a full range of retail banking services through the Bank, which is a wholly-owned subsidiary headquartered in Topeka Kansas. The Bank has 37 traditional and 10 in-store banking offices serving primarily the metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia and Salina, Kansas and portions of the metropolitan area of greater Kansas City.

We have been, and intend to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We attract retail deposits from the general public and invest those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences. We also originate consumer loans primarily secured by first mortgages on one- to four-family residences, commercial and multi-family real estate loans, and construction loans secured by residential, multi-family, or commercial real estate. While our primary business is the origination of one- to four-family mortgage loans funded through retail deposits, we also purchase whole one- to four-family mortgage loans from correspondent and nationwide lenders, participate in loans with other lenders that are secured by multi-family or commercial real estate, and invest in certain investment securities and MBS using funding from retail deposits, FHLB borrowings, and repurchase agreements.

The Company's results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, MBS, investment securities, and cash, and the interest paid on deposits and borrowings. On a weekly basis, management reviews deposit flows, loan demand, cash levels, and changes in several market rates to assess all pricing strategies. The Bank's pricing strategy for first mortgage loan products includes setting interest rates based on secondary market prices and local competitor pricing for our local lending markets, and secondary market prices and national competitor pricing for our correspondent lending markets. Generally, deposit pricing is based upon a survey of competitors in the Bank's market areas, and the need to attract funding and retain maturing deposits. The majority of our loans are fixed-rate products with maturities up to 30 years, while the majority of our retail deposits have maturity or repricing dates of less than two years.

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

The Federal Open Market Committee of the Federal Reserve (the "FOMC") noted in their October 2014 statement that economic activity has expanded at a moderate pace. Labor market conditions further improved with solid job gains and lower unemployment as underutilization of labor resources gradually diminished. The FOMC stated that household spending and business fixed investment continued to advance, but recovery in the housing sector remained slow. Inflation continued to run below the FOMC's longer-run objective while longer-term inflationary expectations have remained stable. Given the substantial improvement in the outlook for the labor market since the inception of the FOMC's current asset purchase program, and the sufficient underlying strength it sees in the broader economy, the FOMC decided to conclude its asset purchase program. The FOMC will continue its existing policy of reinvesting principal payments from its holdings of agency debt and agency MBS in agency MBS, and rolling over maturing Treasury securities at auction. The FOMC reaffirmed its view that the current 0% to 0.25% target range for the federal funds rate remains appropriate and that it will likely be so for a considerable time following the end of the asset purchase program, especially if projected inflation continues to run below the FOMC's 2% longer-run goal. If incoming information indicates faster progress toward the FOMC's employment and inflation objectives, then increases in the federal funds target range are likely to occur sooner than currently anticipated.

Conversely, if progress is restricted more than expected, then increases in the federal funds target range are likely to occur later than currently anticipated. Even after employment and inflation are near mandate-consistent levels, economic conditions may, for some time, warrant keeping the target federal funds rate below levels the FOMC views as normal in the long run. When the FOMC decides to begin to remove policy accommodation, they stated they will take a balanced approach consistent with their longer-run goals of maximum employment and inflation of 2%.

Economic conditions in the Bank's local market areas have a significant impact on the ability of borrowers to repay loans and the value of the collateral securing these loans. The industries in our market areas are very diversified, specifically in the Kansas City metropolitan statistical area which comprises the largest segment of our loan portfolio and deposit base. As of October 2014, the unemployment rate was 4.4% for Kansas and 5.9% for Missouri, compared to the national average of 5.8% based on information from the Bureau of Economic Analysis. The Kansas City market area has an average household income of approximately $74 thousand per annum, based on 2014 estimates from the American Community Survey, which is a statistical survey by the U.S. Census Bureau. The average household income in our combined market areas is approximately $69 thousand per annum, with 90% of the population at or above the poverty level, also based on the 2014 estimates from the American Community Survey. The FHFA price index for Kansas and Missouri has not experienced significant fluctuations during the past 10 years, unlike other market areas of the United States, which indicates relative stability in property values in our local market areas.

The structure of the Bank's retail branches is currently undergoing a transformation as more customers utilize electronic and other remote channels to conduct business.  The physical footprint of the branch is being reduced.  The last branch opened by the Bank occupies approximately 2,100 square feet and we anticipate that future retail branches will be even smaller, operating with three to five retail staff members.  The interior layout of the branch also will transform, with future or remodeled branches designed without a teller counter and designed for more consultative interactions with less emphasis on transaction processing. To support this operating concept, the Bank has fully implemented a new branch staffing model that eliminates our traditional teller role, blending transaction processing and account servicing functions under Customer Service Associates and Customer Service Representatives.  The expanded skill set of branch staff provides branch managers greater flexibility to manage customer flows within the branches.  Also, the branch management ranks have been pared, with 32 of our 47 branches now operating under a manager responsible for either two or three offices.  Currently, any future branch management reductions are expected to result from retirements and attrition.  Management continues to monitor the role and functions of the branch staff and will adjust the branch management and overall branch staffing structure as necessary to achieve the Bank’s targets for deposit and loan production.  Since 2010, the Bank has reduced retail branch staff by 24 full-time equivalent positions while adding four new branch locations. Additionally, lending staff have been deployed from regionally centralized locations to the branch network. By utilizing paperless electronic document technology, the Bank can better utilize staff resources regardless of their physical location.  This promotes a more efficient loan process which benefits the customer and the loan operation.  Having loan staff located in the branch network also provides them with more frequent opportunities to interact with customers and cross-sell additional products and services.

During the fourth quarter of fiscal year 2014, the Bank implemented the daily leverage strategy to increase earnings. The daily leverage strategy currently involves borrowing up to $2.10 billion on the Bank's FHLB line of credit in two leverage tiers. The first tier of $800.0 million is intended to remain borrowed on the FHLB line of credit for an extended period of time. The second tier of $1.30 billion is borrowed at the beginning of each quarter and paid off prior to each quarter end. The proceeds of the borrowings, net of the required FHLB stock holdings, are deposited at the Federal Reserve Bank of Kansas City. The daily leverage strategy was fully implemented beginning on August 1, 2014 and increased fiscal year 2014 net income by $501 thousand. The daily leverage strategy has had minimal impact on the Bank's interest rate risk and liquidity. The pre-tax yield of the daily leverage strategy, which is defined as the annualized pre-tax income resulting from the transaction as a percentage of the interest-earning assets associated with the transaction, was 0.21% for the period that the strategy was in place during fiscal year 2014. Management expects to continue this strategy and will monitor it on a continuous basis.

For fiscal year 2014, the Company recognized net income of $77.7 million, compared to net income of $69.3 million for fiscal year 2013. The $8.4 million, or 12.0%, increase in net income was due primarily to a $6.0 million increase in net interest income, and a $5.4 million decrease in salaries and employee benefits due primarily to a reduction in ESOP related expenses. The net interest margin increased three basis points, from 1.97% for the prior fiscal year to 2.00% for the current fiscal year. Excluding the effects of the daily leverage strategy, the net interest margin would have been 2.07% for the current fiscal year. Decreases in the cost of funds and a shift in the mix of interest-earning assets from relatively lower yielding securities to higher yielding loans were the primary drivers for the higher net interest margin in the current fiscal year.

Total assets were $9.87 billion at September 30, 2014 compared to $9.19 billion at September 30, 2013. The $678.6 million increase was due primarily to a $697.0 million increase in cash and cash equivalents resulting largely from the daily leverage strategy, a $274.3 million increase in loans receivable and an $84.5 million increase in FHLB stock, also due largely to the daily leverage strategy, partially offset by a $394.5 million decrease in the securities portfolio. Cash flows from the securities portfolio were used to fund loan growth, pay dividends, and repurchase stock. During the current fiscal year, the Bank originated and refinanced $566.9 million of loans with a weighted average rate of 3.91%, purchased $515.5 million of loans from correspondent lenders with a weighted average rate of 3.70%, and participated in $58.3 million of commercial real estate loans with a weighted average rate of 3.94%.

Total liabilities were $8.37 billion at September 30, 2014 compared to $7.55 billion at September 30, 2013. The $817.8 million increase was due primarily to an $856.1 million increase in FHLB borrowings, largely due to an $800.0 million increase in the FHLB line of credit resulting from the daily leverage strategy, as well as to a $43.8 million increase in deposits. Repurchase agreements decreased $100.0 million between periods as a result of an agreement that matured being replaced with a FHLB advance.

Stockholders' equity was $1.49 billion at September 30, 2014 compared to $1.63 billion at September 30, 2013. The $139.2 million decrease was due primarily to the payment of $138.2 million in dividends and the repurchase of $83.2 million of stock, partially offset by net income of $77.7 million.

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

Allowance for Credit Losses. The Company maintains an ACL to absorb inherent losses in the loan portfolio based upon ongoing quarterly assessments of the loan portfolio. The ACL is maintained through provisions for credit losses which are either charged or credited to income.  The methodology for determining the ACL is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in economic conditions that could result in changes to the amount of the recorded ACL. Additionally, bank regulators have the ability to require the Bank, as they can require all institutions, to increase the ACL or recognize additional charge-offs based upon their judgment, which may differ from management's judgment. Although management believes that the Bank has established and maintained the ACL at appropriate levels, additions may be necessary if economic and other conditions worsen substantially from the current operating environment, and/or if bank regulators require the Bank to increase the ACL and/or recognize additional charge-offs.

Our primary lending emphasis is the origination and purchase of one- to four-family loans and, to a lesser extent, consumer loans secured by one- to four-family residential properties, resulting in a loan concentration in residential mortgage loans.  As a result of our lending practices, we also have a concentration of loans secured by property located in Kansas and Missouri.  At September 30, 2014, approximately 63% and 19% of the Bank's loans were secured by property located in Kansas and Missouri, respectively.

We believe the primary risks inherent in our one- to four-family and consumer loan portfolios are a decline in economic conditions, elevated levels of unemployment or underemployment, and declines in residential real estate values.  Changes in any one or a combination of these events may adversely affect borrowers' ability to repay their loans, resulting in increased delinquencies, non-performing assets, loan losses, and future loan loss provisions. Although the multi-family and commercial loan portfolio is subject to the same risk of declines in economic conditions, the primary risk characteristics inherent in this portfolio include the ability of the borrower to sustain sufficient cash flows from leases and to control expenses to satisfy their contractual debt payments, and/or the ability to utilize personal and/or business resources to pay their contractual debt payments if the cash flows are not sufficient. Additionally, if the Bank were to repossess the secured collateral of a multi-family or commercial loan, the pool of potential buyers is limited more than that for a residential property. Therefore, the Bank could hold the property for an extended period of time and/or potentially be forced to sell at a discounted price, resulting in additional losses.

Generally, when a one- to four-family secured loan is 180 days delinquent, a new collateral value is obtained through an appraisal. If the estimated fair value of the collateral, less estimated costs to sell, is less than the current loan balance, the difference is charged-off. Anticipated PMI proceeds are taken into consideration when calculating the amount of the charge-off. An updated appraisal is requested, at a minimum, every 12 months thereafter if the loan remains 180 days or more delinquent or in foreclosure. If the Bank holds the first and second mortgage, both loans are combined when evaluating whether there is a potential loss on the loan. For multi-family and commercial loans, losses are charged-off when the collection of such amounts is determined to be unlikely. When a non-real estate secured loan, which includes consumer loans - other, is 120 days delinquent, any identified losses are charged-off. Charge-offs for any loan type may also occur at any time if the Bank has knowledge of the existence of a potential loss. Loans individually evaluated for loss are excluded from the formula analysis model.

Each quarter, we prepare a formula analysis which segregates our loan portfolio into categories based on certain risk characteristics such as loan type (one- to four-family, multi-family, etc.), interest payments (fixed-rate and adjustable-rate/interest-only), loan source (originated and correspondent purchased, or bulk purchased), LTV ratios, borrower's credit score and payment status (i.e. current or number of days delinquent). Consumer loans, such as second mortgages and home equity lines of credit, with the same underlying collateral as a one- to four-family loan are combined with the one- to four-family loan in the formula analysis to calculate a combined LTV ratio.

Quantitative loss factors are applied to each loan category in the formula analysis based on the historical net loss experience for each respective loan category. Each quarter management reviews the historical loss time periods and utilizes the historical loss time periods believed to be the most reflective of the current economic conditions. Additionally, qualitative loss factors that management believes impact the collectability of the loan portfolio as of the evaluation date are applied to certain loan categories.  Loss factors increase as loans are classified or become delinquent. Additionally, TDRs that have not been individually evaluated for loss are included in a category within the formula analysis model with an overall higher qualitative loss factor than corresponding performing loans, for the life of the loan.

The factors applied in the formula analysis are reviewed quarterly by management to assess whether the factors adequately cover probable and estimable losses inherent in the loan portfolio.  Our ACL methodology permits modifications to the formula analysis in the event that, in management's judgment, significant factors which affect the collectability of the portfolio or any category of the loan portfolio, as of the evaluation date, have changed from the current formula analysis.  Management's evaluation of the qualitative factors with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with a specific problem loan or portfolio segment.

Management utilizes the formula analysis, along with considering several other data elements, when evaluating the adequacy of the ACL. Such data elements include the trend and composition of delinquent loans, results of foreclosed property and short sale transactions, charge-off trends, the current status and trends of local and national economic conditions (particularly levels of unemployment), trends and current conditions in the real estate and housing markets, and loan portfolio growth and concentrations. Since our loan portfolio is primarily concentrated in one- to four-family real estate, management monitors residential real estate market value trends in the Bank's local market areas and geographic sections of the U.S. by reference to various industry and market reports, economic releases and surveys, and management's general and specific knowledge of the real estate markets in which we lend, in order to determine what impact, if any, such trends may have on the level of ACL. Reviewing these data elements assists management in evaluating the overall credit quality of the loan portfolio and the reasonableness of the ACL on an ongoing basis, and whether changes need to be made to our ACL methodology. In addition, the adequacy of the Company's ACL is reviewed during bank regulatory examinations. We consider any comments from our regulators when assessing the appropriateness of our ACL. We seek to apply ACL methodology in a consistent manner; however, the methodology can be modified in response to changing conditions.

Fair Value Measurements.  The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures in accordance with Accounting Standard Codification ("ASC") 820 and ASC 825. The Company groups its assets at fair value in three levels based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value, with Level 1 (quoted prices for identical assets in an active market) being considered the most reliable, and Level 3 having the most unobservable inputs and therefore being considered the least reliable.  The Company bases its fair values on the price that would be received from the sale of an asset in an orderly transaction between market participants at the measurement date.  The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The Company did not have any liabilities that were measured at fair value at September 30, 2014.

The Company's AFS securities are its most significant assets measured at fair value on a recurring basis.  Changes in the fair value of AFS securities are recorded, net of tax, as accumulated other comprehensive income in stockholders' equity.  The Company primarily uses prices obtained from third party pricing services to determine the fair value of its securities. Various modeling techniques are used to determine pricing for the Company's securities, including option pricing, discounted cash flow models, and similar techniques. The inputs to these models may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.  There is one security, with a balance of $2.3 million at September 30, 2014, in the AFS portfolio that has significant unobservable inputs requiring the independent pricing services to use some judgment in pricing the related securities.  This AFS security is classified as Level 3.  All other AFS securities are classified as Level 2.

Loans individually evaluated for impairment and OREO are the Company's significant assets measured at fair value on a non-recurring basis. These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.  Fair values of loan individually evaluated for impairment are estimated through current appraisals or analyzed based on market indicators. OREO fair values are estimated using current appraisals or listing prices. Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.

Recent Accounting Pronouncements. For a discussion of Recent Accounting Pronouncements, see "Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – Note 1 – Summary of Significant Accounting Policies."

Management Strategy
We are a community-oriented financial institution dedicated to serving the needs of customers in our market areas. Our commitment is to provide qualified borrowers the broadest possible access to home ownership through our mortgage lending programs and to offer a complete set of personal banking products and services to our customers.  We strive to enhance stockholder value while maintaining a strong capital position.  To achieve these goals, we focus on the following strategies:

•
Residential Portfolio Lending. We are one of the leading originators of one- to four-family loans in the state of Kansas.  We originate these loans primarily for our own portfolio, and we service the loans we originate. We also purchase one- to four-family loans from correspondent and nationwide lenders. We offer both fixed- and adjustable-rate products with various terms to maturity and pricing options.  We maintain strong relationships with local real estate agents to attract mortgage loan business. We rely on our marketing efforts and customer service reputation to attract mortgage business from walk-in customers, customers that apply online, and existing customers.

•
Retail Financial Services. We offer a wide array of deposit products and retail services. These products include checking, savings, money market, certificates of deposit, and retirement accounts. They are provided through a branch network of 47 locations, including traditional branches and retail in-store locations, our call center which operates on extended hours, mobile banking, telephone banking and bill payment services, and online banking and bill payment services.

•
Cost Control. We generally are very effective at controlling our costs of operations. By using technology, we are able to centralize our lending and deposit support functions for efficient processing.  We have located our branches to serve a broad range of customers through relatively few branch locations.  Our average deposit base per traditional branch at September 30, 2014 was approximately $111.2 million.  This large average deposit base per branch helps to control costs.  Our one- to four-family lending strategy and our effective management of credit risk allows us to service a large portfolio of loans at efficient levels because it costs less to service a portfolio of performing loans.

•
Asset Quality. We utilize underwriting standards for our lending products that are designed to limit our exposure to credit risk.  We require complete documentation for both originated and purchased loans, and make credit decisions based on our assessment of the borrower's ability to repay the loan in accordance with its terms.

•
Capital Position. Our policy has always been to protect the safety and soundness of the Bank through credit and operational risk management, balance sheet strength, and sound operations. The end result of these activities has been a capital ratio in excess of the well-capitalized standards set by the OCC. We believe that maintaining a strong capital position safeguards the long-term interests of the Bank, the Company, and our stockholders.

•
Stockholder Value. We strive to enhance stockholder value while maintaining a strong capital position.  One way that we continue to provide returns to stockholders is through our dividend payments.  Total dividends declared and paid during fiscal year 2014 were $138.2 million.  The Company's cash dividend payout policy is reviewed quarterly by management and the Board of Directors, and the ability to pay dividends under the policy depends upon a number of factors, including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company level. It is the intent of the Board of Directors to continue to pay regular quarterly and special cash dividends each year, and for fiscal year 2015, it is the intent of the Board of Directors and management to continue with the payout of 100% of the Company's earnings to its stockholders.  Another way we have provided returns to stockholders is through our share repurchase programs. During fiscal year 2014, the Company repurchased 6,947,065 shares of common stock at an average price of $11.98 per share, or $83.2 million.

•
Interest Rate Risk Management. Changes in interest rates are our primary market risk as our balance sheet is almost entirely comprised of interest-earning assets and interest-bearing liabilities.  As such, fluctuations in interest rates have a significant impact not only upon our net income but also upon the cash flows related to those assets and liabilities and the market value of our assets and liabilities.  In order to maintain what we believe to be acceptable levels of net interest income in varying interest rate environments, we actively manage our interest rate risk and assume a moderate amount of interest rate risk consistent with board policies.

Financial Condition
Assets. Total assets were $9.87 billion at September 30, 2014 compared to $9.19 billion at September 30, 2013. The $678.6 million increase was due primarily to a $697.0 million increase in cash and cash equivalents, a $274.3 million increase in loans receivable, and an $84.5 million increase in FHLB stock, partially offset by a $394.5 million decrease in the securities portfolio.

Loans Receivable. The loans receivable portfolio, net, increased $274.3 million, or 4.6%, to $6.23 billion at September 30, 2014, from $5.96 billion at September 30, 2013. The increase in the portfolio was due primarily to correspondent one- to four-family loan purchases outpacing principal repayments between periods. The growth in the loan portfolio was primarily funded with cash flows from the securities portfolio.

The following table presents information related to the composition of our loan portfolio (before deductions for undisbursed loan funds, unearned loan fees and deferred costs, and ACL) as of the dates indicated. The weighted average rate of the loan portfolio decreased six basis points from 3.82% at September 30, 2013 to 3.76% at September 30, 2014. The decrease in the rate was due primarily to adjustable-rate loans repricing to lower rates and repayments of loans with rates greater than the weighted average rate of the existing portfolio. Within the one- to four-family loan portfolio at September 30, 2014, 67% of the loans had a balance at origination of less than $417 thousand.

	September 30, 2014		September 30, 2013
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Real estate loans:
One-to four-family	$5,972,031	3.72%	$5,743,047	3.77%
Multi-family and commercial	75,677	4.39	50,358	5.22
Construction:
One- to four-family	72,113	3.66	63,208	3.51
Multi-family and commercial	34,677	4.01	14,535	4.17
Total real estate loans	6,154,498	3.73	5,871,148	3.78

Consumer loans:
Home equity	130,484	5.14	135,028	5.26
Other	4,537	4.16	5,623	4.41
Total consumer loans	135,021	5.11	140,651	5.23
Total loans receivable	6,289,519	3.76	6,011,799	3.82

Less:
Undisbursed loan funds	52,001		42,807
ACL	9,227		8,822
Discounts/unearned loan fees	23,687		23,057
Premiums/deferred costs	(28,566)		(21,755)
Total loans receivable, net	$6,233,170		$5,958,868

The following table presents, for our portfolio of one- to four-family loans, the balance, percentage of total, weighted average credit score, weighted average LTV ratio, and the average balance per loan at the dates presented. Credit scores are updated at least semiannually, with the last update in September 2014, from a nationally recognized consumer rating agency. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

	September 30, 2014					September 30, 2013
		% of	Credit		Average		% of	Credit		Average
	Amount	Total	Score	LTV	Balance	Amount	Total	Score	LTV	Balance
	(Dollars in thousands)
Originated	$3,978,396	66.6%	764	64%	$127	$4,054,436	70.6%	763	65%	$127
Correspondent purchased	1,431,745	24.0	764	68	332	1,044,127	18.2	761	67	341
Bulk purchased	561,890	9.4	749	67	311	644,484	11.2	747	67	316
	$5,972,031	100.0%	763	65	159	$5,743,047	100.0%	761	65	155

Included in the loan portfolio at September 30, 2014 were $96.2 million, or 1.5% of the total loan portfolio, of ARM loans that were originated as interest-only. Of these interest-only loans, $81.1 million were purchased in bulk loan packages from nationwide lenders, primarily during fiscal year 2005.  Interest-only ARM loans do not typically require principal payments during their initial term, and have initial interest-only terms of either 5 or 10 years.  The $81.1 million of bulk purchased interest-only ARM loans had a weighted average credit score of 724 and a weighted average LTV ratio of 70% at September 30, 2014. At September 30, 2014, $52.8 million, or 55%, of the interest-only loans were still in their interest-only payment term and $4.2 million, or 17% of non-performing loans, were interest-only ARMs.

The following tables summarize activity in the loan portfolio, along with weighted average rates where applicable, for the periods indicated, excluding changes in undisbursed loan funds, ACL, discounts/unearned loan fees, and premiums/deferred costs. Loans that were paid-off as a result of refinances are included in repayments. Purchased loans include purchases from correspondent and nationwide lenders. There were no loan purchases from nationwide lenders during the periods presented. Loan endorsements are not included in the activity in the following table because a new loan is not generated at the time of the endorsement. The endorsed balance and rate are included in the ending loan portfolio balance and rate. During the fiscal years ended September 30, 2014 and 2013, the Bank endorsed $36.4 million and $487.0 million, respectively, of one- to four-family loans, reducing the average rate on those loans by 113 basis points and 112 basis points, respectively.

	For the Three Months Ended
	September 30, 2014		June 30, 2014		March 31, 2014		December 31, 2013
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$6,197,114	3.78%	$6,117,440	3.79%	$6,095,089	3.80%	$6,011,799	3.82%
Originated and refinanced:
Fixed	116,296	3.88	98,668	4.11	63,921	4.09	108,829	3.95
Adjustable	47,025	3.67	48,106	3.75	38,790	3.76	45,273	3.76
Purchased and participations:
Fixed	127,814	3.75	122,407	4.03	65,793	4.00	94,535	4.00
Adjustable	44,417	3.07	40,344	3.12	32,932	3.27	45,541	3.34
Repayments	(241,320)		(228,911)		(177,411)		(209,931)
Principal charge-offs, net	(282)		(192)		(112)		(418)
Other	(1,545)		(748)		(1,562)		(539)
Ending balance	$6,289,519	3.76	$6,197,114	3.78	$6,117,440	3.79	$6,095,089	3.80

	For the Year Ended September 30,
	2014		2013
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$6,011,799	3.82%	$5,649,156	4.15%
Originations and refinances:
Fixed	387,714	4.00	789,206	3.40
Adjustable	179,194	3.74	138,443	3.76
Purchases and participations:
Fixed	410,549	3.93	507,978	3.43
Adjustable	163,234	3.20	105,557	2.72
Repayments	(857,573)		(1,170,625)
Principal charge-offs, net	(1,004)		(1,211)
Other	(4,394)		(6,705)
Ending balance	$6,289,519	3.76	$6,011,799	3.82

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

	For the Year Ended
	September 30, 2014			September 30, 2013
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family:
<= 15 years	$191,563	3.27%	16.8%	$405,229	2.86%	26.3%
> 15 years	551,696	4.19	48.4	860,520	3.62	55.8
Multi-family and commercial real estate	51,000	3.85	4.5	27,237	4.34	1.8
Home equity	2,863	6.16	0.2	3,179	6.18	0.2
Other	1,141	7.44	0.1	1,019	8.97	0.1
Total fixed-rate	798,263	3.96	70.0	1,297,184	3.41	84.2

Adjustable-rate:
One- to four-family:
<= 36 months	7,984	2.76	0.7	6,560	2.32	0.4
> 36 months	248,551	3.13	21.8	162,572	2.75	10.5
Multi-family and commercial real estate	14,358	4.34	1.3	4,770	3.40	0.3
Home equity	70,066	4.64	6.1	68,660	4.73	4.5
Other	1,469	3.17	0.1	1,438	3.02	0.1
Total adjustable-rate	342,428	3.48	30.0	244,000	3.31	15.8

Total originated, refinanced and purchased	$1,140,691	3.82	100.0%	$1,541,184	3.39	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$366,599	3.95		$484,238	3.38
Participations - commercial real estate	43,950	3.81		23,740	4.37
Total fixed-rate purchased/participations	410,549	3.93		507,978	3.43

Adjustable-rate:
Correspondent - one- to four-family	148,876	3.09		100,787	2.69
Participations - commercial real estate	14,358	4.34		4,770	3.40
Total adjustable-rate purchased/participations	163,234	3.20		105,557	2.72
Total purchased/participation loans	$573,783	3.72		$613,535	3.31

The following table presents originated, refinanced, correspondent activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average LTVs and weighted average credit scores for the periods indicated.

	For the Year Ended
	September 30, 2014			September 30, 2013
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$421,120	78%	768	$551,265	77%	765
Refinanced by Bank customers	63,199	68	763	298,591	67	768
Correspondent purchased	515,475	75	762	585,025	70	765
	$999,794	76	765	$1,434,881	72	765

The following table presents the amount, percent of total, and weighted average rate, by state, for one- to four-family loan originations and correspondent purchases where originations and purchases in the state exceeded 1% of the total amount originated and purchased during the year ended September 30, 2014.

State	Amount	% of Total	Rate
	(Dollars in thousands)
Kansas	$477,708	47.8%	3.78%
Missouri	280,960	28.1	3.75
Texas	94,277	9.4	3.71
Tennessee	42,359	4.2	3.67
Alabama	25,144	2.5	3.48
Oklahoma	19,674	2.0	3.95
North Carolina	16,157	1.6	3.36
Massachusetts	12,587	1.3	3.55
Other states	30,928	3.1	3.68
	$999,794	100.0%	3.74

The following table summarizes our one- to four-family loan origination, refinance, and correspondent purchase commitments as of September 30, 2014, along with associated weighted average rates. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a rate lock fee. A percentage of the commitments are expected to expire unfunded, so the amounts reflected in the table below are not necessarily indicative of future cash requirements.

	Fixed-Rate
	15 years	More than	Adjustable-	Total
	or less	15 years	Rate	Amount	Rate
	(Dollars in thousands)
Originate/refinance	$13,712	$36,975	$16,041	$66,728	3.70%
Correspondent	18,116	33,270	18,575	69,961	3.63
	$31,828	$70,245	$34,616	$136,689	3.67

Rate	3.16%	4.13%	3.19%

Securities. The following table presents the distribution of our MBS and investment securities portfolios, at amortized cost, at the dates indicated. Overall, fixed-rate securities comprised 79% of these portfolios at September 30, 2014. The WAL is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	September 30, 2014			September 30, 2013
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Fixed-rate securities:
MBS	$1,279,990	2.35%	3.7	$1,427,648	2.44%	3.5
GSE debentures	554,811	1.06	2.9	709,118	1.04	2.8
Municipal bonds	38,874	2.29	2.8	35,587	3.02	1.5
Total fixed-rate securities	1,873,675	1.97	3.4	2,172,353	1.99	3.3

Adjustable-rate securities:
MBS	506,089	2.24	5.4	601,359	2.32	4.9
TRUPs	2,493	1.49	22.7	2,594	1.51	23.7
Total adjustable-rate securities	508,582	2.24	5.5	603,953	2.31	4.9
Total securities portfolio	$2,382,257	2.02	3.9	$2,776,306	2.06	3.7

The following table presents the carrying value of MBS in our portfolio by issuer at the dates presented.

	At September 30,
	2014	2013
	(Dollars in thousands)
FNMA	$1,052,464	$1,250,948
FHLMC	598,153	629,216
Government National Mortgage Association	151,930	167,544
	$1,802,547	$2,047,708

Mortgage-Backed Securities - The balance of MBS, which primarily consists of securities of U.S. GSEs, decreased $245.2 million from $2.05 billion at September 30, 2013 to $1.80 billion at September 30, 2014. Repayments from the MBS portfolio not reinvested in the portfolio were used to fund loan growth, pay dividends, and repurchase Company stock. The following table provides a summary of the activity in our portfolio of MBS for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yield for the ending balances are as of the last day of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented. The weighted average yield of the MBS portfolio decreased from September 30, 2013 to September 30, 2014 primarily as a result of purchases of MBS between periods with yields less than the average yield on the existing portfolio, and to repayments of MBS with yields greater than the average yield on the existing portfolio. The beginning and ending WAL is the estimated remaining maturity (in years) after three-month historical prepayment speeds have been applied. The increase in the WAL between September 30, 2013 and September 30, 2014 was due primarily to an increase in market interest rates between periods, which resulted in a decrease in realized prepayments.

	For the Three Months Ended
	September 30, 2014			June 30, 2014			March 31, 2014			December 31, 2013
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,904,010	2.32%	4.4	$2,005,138	2.37%	4.7	$1,975,164	2.42%	4.7	$2,047,708	2.40%	3.9
Maturities and repayments	(100,521)			(99,000)			(92,609)			(95,864)
Net amortization of (premiums)/discounts	(1,464)			(1,542)			(1,271)			(1,397)
Purchases:
Fixed	—	—	—	—	—	—	103,730	1.74	3.9	25,272	1.72	3.7
Adjustable	—	—	—	—	—	—	21,737	1.92	5.2	—	—	—
Change in valuation on AFS securities	522			(586)			(1,613)			(555)
Ending balance - carrying value	$1,802,547	2.32	4.2	$1,904,010	2.32	4.4	$2,005,138	2.37	4.7	$1,975,164	2.42	4.7

	For the Year Ended September 30,
	2014			2013
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$2,047,708	2.40%	3.9	$2,332,942	2.78%	4.0
Maturities and repayments	(387,994)			(703,331)
Net amortization of (premiums)/discounts	(5,674)			(7,985)
Purchases:
Fixed	129,002	1.74	3.8	420,272	1.24	3.9
Adjustable	21,737	1.92	5.2	22,246	1.80	5.1
Change in valuation on AFS securities	(2,232)			(16,436)
Ending balance - carrying value	$1,802,547	2.32	4.2	$2,047,708	2.40	3.9

Investment Securities - Investment securities, which consist of U.S. GSE debentures (primarily issued by FNMA, FHLMC, or Federal Home Loan Banks) and municipal investments, decreased $149.4 million, from $740.3 million at September 30, 2013 to $590.9 million at September 30, 2014. The cash flows not reinvested in the portfolio were used to fund loan growth, pay dividends, and repurchase Company stock. The following tables provide a summary of the activity of investment securities for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented. The beginning and ending WALs represent the estimated remaining maturity (in years) of the securities after projected call dates have been considered, based upon market rates at each date presented. Of the $138.9 million of fixed-rate investment securities purchased during the fiscal year ended September 30, 2014, $125.6 million are callable.

	For the Three Months Ended
	September 30, 2014			June 30, 2014			March 31, 2014			December 31, 2013
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$590,405	1.15%	3.4	$610,768	1.13%	3.5	$686,913	1.11%	3.3	$740,282	1.14%	2.9
Maturities and calls	(3,374)			(28,610)			(177,805)			(79,860)
Net amortization of (premiums)/discounts	(87)			(94)			(84)			(114)
Purchases:
Fixed	4,702	1.57	5.2	4,421	1.53	6.3	99,393	0.91	2.0	30,392	1.29	4.4
Change in valuation on AFS securities	(704)			3,920			2,351			(3,787)
Ending balance - carrying value	$590,942	1.15	3.0	$590,405	1.15	3.4	$610,768	1.13	3.5	$686,913	1.11	3.3

	For the Year Ended September 30,
	2014			2013
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$740,282	1.14%	2.9	$961,849	1.23%	1.0
Maturities and calls	(289,649)			(619,034)
Net amortization of (premiums)/discounts	(379)			(460)
Purchases:
Fixed	138,908	1.04	2.8	408,726	1.00	2.1
Change in valuation on AFS securities	1,780			(10,799)
Ending balance - carrying value	$590,942	1.15	3.0	$740,282	1.14	2.9

Liabilities. Total liabilities were $8.37 billion at September 30, 2014 compared to $7.55 billion at September 30, 2013. The $817.8 million increase was due primarily to an $856.1 million increase in FHLB borrowings, largely due to an $800.0 million increase in the FHLB line of credit resulting from the daily leverage strategy, partially offset by a $100.0 million decrease in repurchase agreements.

Deposits - Deposits were $4.66 billion at September 30, 2014 compared to $4.61 billion at September 30, 2013. The $43.8 million increase was due primarily to a $35.1 million increase in the checking portfolio, a $13.0 million increase in the savings portfolio, and a $7.3 million increase in the money market portfolio, partially offset by an $11.2 million decrease in the retail certificate of deposit portfolio. We continue to be competitive on deposit rates and, in some cases, our offer rates for certificates of deposit have been higher than peers. If interest rates were to rise, it is possible that our customers may move the funds from their checking, savings and money market accounts to higher yielding deposit products within the Bank or withdraw their funds from these accounts, including certificates of deposit, to invest in higher yielding investments outside of the Bank.

The following table presents the amount, weighted average rate and percentage of total for the components of our deposit portfolio at the dates presented.

	At September 30,
	2014			2013
			% of			% of
	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Noninterest-bearing checking	$167,045	—%	3.6%	$150,171	—%	3.2%
Interest-bearing checking	523,959	0.05	11.2	505,762	0.05	11.0
Savings	296,187	0.15	6.4	283,169	0.13	6.1
Money market	1,135,915	0.23	24.4	1,128,604	0.23	24.5
Retail certificates of deposit	2,231,737	1.22	47.9	2,242,909	1.27	48.7
Public units/brokered deposits	300,429	0.63	6.5	300,831	0.80	6.5
	$4,655,272	0.70	100.0%	$4,611,446	0.74	100.0%

At September 30, 2014, brokered deposits were $41.9 million compared to $63.7 million at September 30, 2013, and had a weighted average rate of 2.93% and a remaining term to maturity of seven months. The Bank monitors the cost of brokered deposits and considers them as a potential source of funding, provided that investment opportunities are balanced with the funding cost. At September 30, 2014, public unit deposits were $258.6 million compared to $237.1 million of public unit deposits at September 30, 2013, and had a weighted average rate of 0.26% and an average remaining term to maturity of seven months. Management will continue to monitor the wholesale deposit market for attractive opportunities relative to the use of proceeds for investments.

The following tables set forth scheduled maturity information for our certificates of deposit, along with associated weighted average rates, at September 30, 2014.

	Amount Due
		More than	More than
	1 year	1 year to	2 to 3	More than	Total
Rate range	or less	2 years	years	3 years	Amount	Rate
	(Dollars in thousands)
0.00 – 0.99%	$776,165	$280,116	$30,917	$63	$1,087,261	0.49%
1.00 – 1.99%	238,851	252,931	320,705	336,574	1,149,061	1.41
2.00 – 2.99%	236,839	39,051	—	1,896	277,786	2.51
3.00 – 3.99%	17,287	188	317	—	17,792	3.03
4.00 – 4.99%	189	77	—	—	266	4.40
	$1,269,331	$572,363	$351,939	$338,533	$2,532,166	1.15

Percent of total	50.1%	22.6%	13.9%	13.4%
Weighted average rate	1.03	1.09	1.37	1.45
Weighted average maturity (in years)	0.5	1.5	2.5	3.6	1.4
Weighted average maturity for the retail certificate of deposit portfolio (in years)					1.5

	Amount Due
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)
Retail certificates of deposit less than $100,000	$181,863	$182,345	$356,697	$784,898	$1,505,803
Retail certificates of deposit of $100,000 or more	76,414	68,085	157,097	424,338	725,934
Brokered deposits less than $100,000	—	—	41,853	—	41,853
Public unit deposits of $100,000 or more	112,909	51,831	40,237	53,599	258,576
	$371,186	$302,261	$595,884	$1,262,835	$2,532,166

Borrowings - The following tables present term borrowing activity for the periods shown, which includes FHLB advances, at par, and repurchase agreements. Line of credit activity is excluded from the following tables. At September 30, 2014, the Bank had $800.0 million outstanding on the FHLB line of credit, at a rate of 0.24%, in conjunction with the daily leverage strategy. The weighted average effective rate includes the net impact of the amortization of deferred prepayment penalties resulting from the prepayment of certain FHLB advances and deferred gains related to interest rate swaps previously terminated. Rates on new borrowings are fixed-rate. The weighted average maturity ("WAM") is the remaining weighted average contractual term in years. The beginning and ending WAMs represent the remaining maturity at each date presented. For new borrowings, the WAMs presented are as of the date of issue.

	For the Three Months Ended
	September 30, 2014			June 30, 2014			March 31, 2014			December 31, 2013
		Effective			Effective			Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,795,000	2.53%	2.9	$2,795,000	2.54%	2.9	$2,845,000	2.71%	2.7	$2,845,000	2.75%	2.6
Maturities and prepayments:
FHLB advances	—	—		(100,000)	2.80		(200,000)	5.01		(150,000)	3.16
Repurchase agreements	(100,000)	4.20		—	—		—	—		—	—
New borrowings:
FHLB advances	100,000	1.96	5.0	100,000	2.45	7.0	150,000	2.59	7.0	150,000	2.32	6.0
Ending balance	$2,795,000	2.45	2.8	$2,795,000	2.53	2.9	$2,795,000	2.54	2.9	$2,845,000	2.71	2.7

	For the Year Ended September 30,
	2014			2013
		Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,845,000	2.75%	2.6	$2,915,000	3.13%	2.7
Maturities and prepayments:
FHLB advances	(450,000)	3.90		(325,000)	4.17
Repurchase agreements	(100,000)	4.20		(145,000)	3.81
New borrowings:
FHLB advances	500,000	2.36	6.3	300,000	1.23	5.7
Repurchase agreements	—	—	—	100,000	2.53	7.0
Ending balance	$2,795,000	2.45	2.8	$2,845,000	2.75	2.6

Maturities - The following table presents the maturity of FHLB advances, at par, and repurchase agreements, along with associated weighted average contractual and effective rates as of September 30, 2014. At September 30, 2014, the Bank also had $800.0 million outstanding against the FHLB line of credit, at a rate of 0.24%, in conjunction with the daily leverage strategy, which is not included in the following table.

	FHLB	Repurchase
Maturity by	Advances	Agreements	Total	Contractual	Effective
Fiscal year	Amount	Amount	Amount	Rate	Rate(1)
	(Dollars in thousands)
2015	$600,000	$20,000	$620,000	1.73%	1.96%
2016	575,000	—	575,000	2.29	2.91
2017	500,000	—	500,000	2.69	2.72
2018	200,000	100,000	300,000	2.90	2.90
2019	200,000	—	200,000	1.63	1.63
2020	250,000	100,000	350,000	2.18	2.18
2021	250,000	—	250,000	2.53	2.53
	$2,575,000	$220,000	$2,795,000	2.26	2.45

(1)
The effective rate includes the net impact of the amortization of deferred prepayment penalties resulting from the prepayment of certain FHLB advances and deferred gains related to terminated interest rate swaps.

The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of term borrowings and certificates of deposit, split between retail and public unit/brokered deposits, for the next four quarters as of September 30, 2014.

					Public Unit/
	Term		Retail		Brokered
Maturity by	Borrowings	Repricing	Certificate	Repricing	Deposit	Repricing		Repricing
Quarter End	Amount	Rate	Amount	Rate	Amount	Rate	Total	Rate
	(Dollars in thousands)
December 31, 2014	$250,000	0.84%	$258,277	0.99%	$112,909	0.16%	$621,186	0.78%
March 31, 2015	250,000	2.47	250,430	1.07	51,831	0.19	552,261	1.62
June 30, 2015	100,000	3.01	256,207	1.14	67,557	1.89	423,764	1.70
September 30, 2015	20,000	4.45	257,587	1.27	14,533	0.35	292,120	1.44
	$620,000	1.96	$1,022,501	1.12	$246,830	0.65	$1,889,331	1.33

Stockholders' Equity. Stockholders' equity was $1.49 billion at September 30, 2014 compared to $1.63 billion at September 30, 2013. The $139.2 million decrease was due primarily to the payment of $138.2 million in dividends and the repurchase of $83.2 million of stock, partially offset by net income of $77.7 million. The $138.2 million in dividends paid during the current fiscal year consisted of: (1) two $0.25 per share True Blue dividends, totaling $0.50 per share, or $70.4 million; (2) an $0.18 per share, or $25.8 million, dividend related to fiscal year 2013 earnings per the Company's dividend policy; and (3) four regular quarterly dividends of $0.075 per share each quarter, totaling $0.30 per share, or $42.0 million. The $70.4 million in True Blue dividends were funded by $72.0 million in capital distributions from the Bank to the holding company.

On October 17, 2014, the Company declared a regular quarterly cash dividend of $0.075 per share, or approximately $10.2 million, payable on November 21, 2014 to stockholders of record as of the close of business on November 7, 2014. On October 28, 2014, the Company's Board of Directors approved a special year-end dividend of $0.26 per share, or approximately $35.5 million, payable on December 5, 2014 to stockholders of record as of the close of business on November 21, 2014.  The $0.26 per share special year-end dividend was determined by taking the difference between total earnings for fiscal year 2014 and total regular quarterly dividends paid during fiscal year 2014, divided by the number of shares outstanding as of October 28, 2014. The special year-end dividend is the result of the Board of Directors' commitment to distribute to stockholders 100% of the annual earnings of Capitol Federal Financial, Inc. for fiscal year 2014.

At September 30, 2014, Capitol Federal Financial, Inc., at the holding company level, had $139.5 million on deposit at the Bank. For fiscal year 2015, it is the intent of the Board of Directors and management to continue with the payout of 100% of the Company's earnings to its stockholders. The payout is expected to be in the form of regular quarterly cash dividends of $0.075 per share, totaling $0.30 for the year, and a special year-end cash dividend equal to fiscal year 2015 earnings in excess of the amount paid as regular quarterly cash dividends during fiscal year 2015. It is anticipated that the fiscal year 2015 special year-end cash dividend will be paid in December 2015. Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company.

The following table presents regular quarterly dividends and special dividends paid in calendar years 2014, 2013, and 2012. The amounts represent cash dividends paid during each period. The 2014 true-up dividend amount is management's estimate of the dividend payout as of November 17, 2014, based on the number of shares outstanding on that date and the dividend announced on October 29, 2014 of $0.26 per share.

	Calendar Year
	2014	2013	2012
	(Dollars in thousands)
Quarter ended March 31
Regular quarterly dividends paid	$10,513	$11,023	$12,145
Quarter ended June 30
Regular quarterly dividends paid	10,399	10,796	11,883
Quarter ended September 30
Regular quarterly dividends paid	10,318	10,703	11,402
Quarter ended December 31
Regular quarterly dividends paid	10,226	10,754	11,223
True-up dividends paid	35,450	25,815	26,585
True Blue dividends paid	34,663	35,710	76,494
Calendar year-to-date dividends paid	$111,569	$104,801	$149,732

In November 2012, the Company announced that its Board of Directors approved the repurchase of up to $175.0 million of the Company's common stock. The Company began repurchasing common stock under this plan during the second quarter of fiscal year 2013 and, as of September 30, 2014, had repurchased 10,773,709 shares at an average price of $11.93 per share, at a total cost of $128.6 million. During fiscal year 2014, the Company repurchased 6,947,065 shares of common stock at an average price of $11.98 per share, or $83.2 million. Subsequent to September 30, 2014 through November 17, 2014, the Company repurchased an additional 302,145 shares at an average price of $11.99 per share. This plan, under which $42.8 million remained available as of November 17, 2014, has no expiration date.

Weighted Average Yields and Rates. The following table presents the weighted average yields on interest-earning assets, the weighted average rates paid on interest-bearing liabilities, and the resultant interest rate spreads at the dates indicated. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yields/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	At September 30,
	2014	2013	2012
Yield on:
Loans receivable	3.75%	3.82%	4.16%
MBS	2.32	2.40	2.78
Investment securities	1.15	1.14	1.23
FHLB stock	5.99	3.46	3.40
Cash and cash equivalents	0.25	0.25	0.25
Combined yield on
interest-earning assets	3.08	3.23	3.44

Rate paid on:
Checking deposits	0.04	0.04	0.04
Savings deposits	0.15	0.13	0.11
Money market deposits	0.23	0.23	0.25
Retail certificates	1.22	1.27	1.49
Wholesale certificates	0.63	0.80	0.98
Total deposits	0.70	0.74	0.89
FHLB advances	2.39	2.67	3.03
FHLB line of credit	0.24	—	—
FHLB borrowings	1.88	2.67	3.03
Repurchase agreements	3.08	3.43	3.83
Total borrowings	1.96	2.75	3.13
Combined rate paid on
interest-bearing liabilities	1.24	1.51	1.76

Net interest rate spread	1.84	1.72	1.68

Average Balance Sheets. The following table presents the average balances of our assets, liabilities, and stockholders' equity, and the related weighted average yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated. Weighted average yields are derived by dividing annual income by the average balance of the related assets, and weighted average rates are derived by dividing annual expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived from average daily balances. The yields and rates include amortization of fees, costs, premiums and discounts which are considered adjustments to yields/rates. Yields on tax-exempt securities were not calculated on a fully taxable equivalent basis.

	Year Ended September 30,
	2014			2013			2012
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$6,082,505	$229,944	3.78%	$5,740,435	$228,455	3.98%	$5,259,007	$236,225	4.49%
MBS(2)	1,931,477	45,300	2.35	2,247,927	55,424	2.47	2,445,953	71,156	2.91
Investment securities(2)(3)	648,939	7,385	1.14	842,335	10,012	1.19	1,243,073	15,944	1.28
FHLB stock	139,197	6,555	4.71	132,516	4,515	3.41	129,687	4,446	3.43
Cash and cash equivalents	420,194	1,062	0.25	61,899	148	0.24	113,120	280	0.25
Total interest-earning assets(1)(2)	9,222,312	290,246	3.15	9,025,112	298,554	3.31	9,190,840	328,051	3.57
Other noninterest-earning assets	221,229			226,850			235,852
Total assets	$9,443,541			$9,251,962			$9,426,692

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$676,773	259	0.04	$633,182	244	0.04	$568,262	421	0.07
Savings	291,957	353	0.12	275,146	284	0.10	258,626	408	0.16
Money market	1,137,734	2,635	0.23	1,138,055	2,446	0.21	1,096,133	3,457	0.32
Retail certificates	2,220,436	27,205	1.23	2,251,591	31,198	1.39	2,364,405	39,247	1.66
Wholesale certificates	303,528	2,152	0.71	287,068	2,644	0.92	245,799	2,637	1.07
Total deposits	4,630,428	32,604	0.70	4,585,042	36,816	0.80	4,533,225	46,170	1.02
FHLB advances(4)	2,499,888	62,348	2.49	2,529,298	70,766	2.80	2,503,833	82,032	3.28
FHLB line of credit	356,890	869	0.24	25,709	50	0.19	3,815	12	0.30
FHLB borrowings	2,856,778	63,217	2.21	2,555,007	70,816	2.77	2,507,648	82,044	3.28
Repurchase agreements	300,274	10,282	3.38	332,411	12,762	3.79	382,350	14,956	3.85
Total borrowings	3,157,052	73,499	2.32	2,887,418	83,578	2.89	2,889,998	97,000	3.35
Total interest-bearing liabilities	7,787,480	106,103	1.36	7,472,460	120,394	1.61	7,423,223	143,170	1.93
Other noninterest-bearing liabilities	102,638			103,159			108,142
Stockholders' equity	1,553,423			1,676,343			1,895,327
Total liabilities and stockholders' equity	$9,443,541			$9,251,962			$9,426,692

Net interest income(5)		$184,143			$178,160			$184,881
Net interest rate spread(6)			1.79			1.70			1.64
Net interest-earning assets	$1,434,832			$1,552,652			$1,767,617
Net interest margin(7)			2.00			1.97			2.01
Ratio of interest-earning assets to
interest-bearing liabilities			1.18x			1.21x			1.24x

(1)
Calculated net of unearned loan fees, deferred costs, and undisbursed loan funds. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent. Balances include loans receivable held-for-sale.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)
The average balance of investment securities includes an average balance of non-taxable securities of $36.8 million, $41.5 million, and $54.5 million for the years ended September 30, 2014, 2013, and 2012, respectively.

(4)	The balance and rate of FHLB advances are stated net of deferred gains and deferred prepayment penalties.

(5)
Net interest income represents the difference between interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income depends on the balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

(6)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(7)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis. The table below presents the amount of changes in interest income and interest expense for major components of our interest-earning assets and interest-bearing liabilities, comparing fiscal years 2014 to 2013 and fiscal years 2013 to 2012. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate, and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Year Ended September 30,
	2014 vs. 2013			2013 vs. 2012
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$13,013	$(11,524)	$1,489	$20,168	$(27,938)	$(7,770)
MBS	(7,519)	(2,605)	(10,124)	(5,456)	(10,276)	(15,732)
Investment securities	(2,216)	(411)	(2,627)	(4,833)	(1,099)	(5,932)
FHLB stock	237	1,803	2,040	86	(17)	69
Cash and cash equivalents	907	7	914	(123)	(9)	(132)
Total interest-earning assets	4,422	(12,730)	(8,308)	9,842	(39,339)	(29,497)

Interest-bearing liabilities:
Checking	17	(2)	15	43	(220)	(177)
Savings	18	51	69	24	(149)	(125)
Money market	(1)	190	189	126	(1,137)	(1,011)
Certificates of deposit	(195)	(4,290)	(4,485)	(1,133)	(6,908)	(8,041)
FHLB borrowings	(97)	(7,502)	(7,599)	588	(11,816)	(11,228)
Repurchase agreements	(1,171)	(1,309)	(2,480)	(1,957)	(237)	(2,194)
Total interest-bearing liabilities	(1,429)	(12,862)	(14,291)	(2,309)	(20,467)	(22,776)

Net change in net interest and dividend income	$5,851	$132	$5,983	$12,151	$(18,872)	$(6,721)

Comparison of Operating Results for the Years Ended September 30, 2014 and 2013
For fiscal year 2014, the Company recognized net income of $77.7 million, compared to net income of $69.3 million for fiscal year 2013. The $8.4 million, or 12.0%, increase in net income was due primarily to a $6.0 million increase in net interest income, and a $5.4 million decrease in salaries and employee benefits due primarily to a reduction in ESOP-related expenses. The net interest margin increased three basis points, from 1.97% for the prior fiscal year to 2.00% for the current fiscal year. Decreases in the cost of funds and a shift in the mix of interest-earning assets from relatively lower yielding securities to higher yielding loans were the primary drivers for the higher net interest margin in the current fiscal year.

As discussed in "Executive Summary", during the fourth quarter of fiscal year 2014, the Bank implemented a daily leverage strategy which increased fiscal year 2014 net income by $501 thousand. The pre-tax yield of the daily leverage strategy, which is defined as the annualized pre-tax income resulting from the transaction as a percentage of the interest-earning assets associated with the transaction, was 0.21% for the period that the strategy was in place during fiscal year 2014. Excluding the effects of the daily leverage strategy, the net interest margin would have been 2.07% for the current fiscal year.

Interest and Dividend Income
The weighted average yield on total interest-earning assets decreased 16 basis points from 3.31% for the prior fiscal year to 3.15% for the current fiscal year, while the average balance of interest-earning assets increased $197.2 million from the prior fiscal year due to the daily leverage strategy. The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2014	2013	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$229,944	$228,455	$1,489	0.7%
MBS	45,300	55,424	(10,124)	(18.3)
Investment securities	7,385	10,012	(2,627)	(26.2)
FHLB stock	6,555	4,515	2,040	45.2
Cash and cash equivalents	1,062	148	914	617.6
Total interest and dividend income	$290,246	$298,554	$(8,308)	(2.8)

The increase in interest income on loans receivable was due to an increase in the average balance of the portfolio, partially offset by a decrease in the weighted average yield on the portfolio. The weighted average yield on the loans receivable portfolio decreased 20 basis points, from 3.98% for the prior fiscal year to 3.78% for the current fiscal year. The downward repricing of the loan portfolio was due largely to adjustable-rate loans repricing to lower rates, to loans being purchased at market rates less than or equal to the weighted average rate of the existing portfolio, and to the current fiscal year reflecting the full impact of the large volume of refinances and endorsements that occurred during the prior fiscal year.

The decrease in interest income on MBS and investment securities was due largely to a decrease in the average balance of each portfolio as cash flows not reinvested in the portfolios were used to fund loan growth, pay dividends, and repurchase stock. The average balance of the MBS portfolio decreased $316.4 million between the two periods and the average yield on the MBS portfolio decreased 12 basis points, from 2.47% during the prior fiscal year to 2.35% for the current fiscal year. The decrease in the average yield on the MBS portfolio was due primarily to purchases of MBS between periods with yields less than the average yield on the existing portfolio, and to repayments of MBS with yields greater than the average yield on the existing portfolio. Included in interest income on MBS for the current fiscal year was $5.7 million from the net amortization of premiums and the accretion of discounts, decreasing the average yield on the portfolio by 29 basis points. During the prior fiscal year, $8.0 million of net premiums were amortized and decreased the average yield on the portfolio by 35 basis points. At September 30, 2014, the net balance of premiums/(discounts) on our portfolio of MBS was $18.6 million. The decrease in interest income on investment securities was due primarily to a $193.4 million decrease in the average balance of the portfolio, along with a five basis point decrease in the yield, from 1.19% during the prior fiscal year, to 1.14% for the current fiscal year.

The increase in dividends on FHLB stock was due to an increase in the FHLB dividend rate between the two periods and, to a lesser extent, a $6.7 million increase in the average balance of the portfolio due to the purchase of additional shares of FHLB stock in conjunction with the daily leverage strategy. Similarly, the increase in interest income on cash and cash equivalents was due primarily to a $358.3 million increase in the average balance due to the daily leverage strategy, which was $336.8 million of the increase in the average balance during the current fiscal year.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities decreased 25 basis points from 1.61% for the prior fiscal year to 1.36% for the current fiscal year, while the average balance of interest-bearing liabilities increased $315.0 million from the prior fiscal year due primarily to an increase in borrowings against the FHLB line of credit in conjunction with the daily leverage strategy. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent. The decrease in interest expense was due primarily to a decrease in the weighted average rate paid on the portfolios between the two periods.

	For the Year Ended
	September 30,		Change Expressed in:
	2014	2013	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB borrowings	$63,217	$70,816	$(7,599)	(10.7)%
Deposits	32,604	36,816	(4,212)	(11.4)
Repurchase agreements	10,282	12,762	(2,480)	(19.4)
Total interest expense	$106,103	$120,394	$(14,291)	(11.9)

The weighted average rate paid on the FHLB borrowings portfolio decreased 56 basis points, from 2.77% for the prior fiscal year to 2.21% for the current fiscal year. The decrease in the average rate paid was due primarily to maturities and renewals of advances to lower market rates between periods, as well as to an increase in the use of the low-costing line of credit in conjunction with the daily leverage strategy. The average balance against the line of credit increased $331.2 million from the prior fiscal year, largely as a result of the daily leverage strategy. The average balance of FHLB advances decreased $29.4 million between periods, due primarily to some maturing advances not being renewed in their entirety. Absent the impact of the daily leverage strategy, the average rate paid on FHLB borrowings would have been 2.49% for the current fiscal year.

The decrease in the weighted average rate paid on the deposit portfolio was due primarily to a decrease in the weighted average rate paid on the retail certificate of deposit portfolio. The weighted average rate paid on the retail certificate of deposit portfolio decreased 16 basis points, from 1.39% for the prior fiscal year to 1.23% for the current fiscal year.

The weighted average rate paid on repurchase agreements decreased 41 basis points, from 3.79% for the prior fiscal year to 3.38% for the current fiscal year. The decrease in the average rate paid on repurchase agreements was due to maturities and a new agreement entered into between periods which had a rate less than the existing portfolio.

Provision for Credit Losses
The Bank recorded a provision for credit losses during the current fiscal year of $1.4 million, compared to a $1.1 million negative provision for credit losses for the prior fiscal year. The $1.4 million provision for credit losses in the current fiscal year takes into account net charge-offs of $1.0 million.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2014	2013	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$14,937	$15,342	$(405)	(2.6)%
Insurance commissions	3,151	2,925	226	7.7
Loan fees	1,568	1,727	(159)	(9.2)
Income from bank-owned life insurance ("BOLI")	1,993	1,483	510	34.4
Other non-interest income	1,306	1,812	(506)	(27.9)
Total non-interest income	$22,955	$23,289	$(334)	(1.4)

The decrease in retail fees and charges was due primarily to a decrease in service charges earned.  The increase in income from BOLI was due primarily to the receipt of death benefits. The decrease in other non-interest income was due primarily to a decrease in premium income from CFMRC, as it is no longer writing new business, and to a decrease in gains on loans held-for-sale.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2014	2013	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$43,757	$49,152	$(5,395)	(11.0)%
Occupancy	10,268	9,871	397	4.0
Information technology and communications	9,429	8,855	574	6.5
Regulatory and outside services	5,572	5,874	(302)	(5.1)
Deposit and loan transaction costs	5,329	5,547	(218)	(3.9)
Advertising and promotional	4,195	5,027	(832)	(16.6)
Federal insurance premium	4,536	4,462	74	1.7
Other non-interest expense	7,451	8,159	(708)	(8.7)
Total non-interest expense	$90,537	$96,947	$(6,410)	(6.6)

The decrease in salaries and employee benefits was due primarily to a decrease in ESOP-related expenses resulting largely from the final allocation of ESOP shares acquired in our initial public offering (March 1999) being made at September 30, 2013. In fiscal year 2014, the only ESOP shares allocated were shares acquired in the Company's corporate reorganization in December 2010. The increase in occupancy expense was due largely to an increase in depreciation expense, which was primarily associated with the remodeling of our home office. The increase in information technology and communications expense was primarily related to continued upgrades to our information technology infrastructure. The decrease in regulatory and outside services was due largely to the timing of fees paid for our external audit. The decrease in advertising and promotional expense was due primarily to the timing of media campaigns in fiscal year 2013, which included campaigns delayed from fiscal year 2012, as well as to a general decrease in advertising and promotional campaigns during the current year, compared to the prior year. The decrease in other non-interest expense was due largely to a decrease in the amortization of mortgage-servicing rights assets, a decrease in OREO operations expense, and a decrease in office supplies and related expenses, partially offset by an increase in amortization of low income housing partnerships.

Included in the $7.5 million of other non-interest expense for fiscal year 2014 was $2.4 million of amortization expense associated with our investments in low income housing partnerships. During the current fiscal year, the average balance of our investments in low income housing partnerships was $38.7 million. The Company will continue to recognize the amortization of these investments as an operating expense on its income statement because of the involvement two of the Bank's officers have with the operational management of the low income housing partnership investment group. Their participation provides the investment group with additional experience in evaluating housing-related investments and policy matters related to housing investment opportunities. We invest in low income housing partnerships because we receive an income tax credit in the amount of the original investment recognized over the lifetime of the investment. The Company will deduct $3.6 million of tax credits related to its investment in low income housing partnerships for fiscal year 2014.  This amount reduced the fiscal year 2014 effective tax rate by 3.1%.

Management anticipates that in fiscal year 2015, retail fees and charges earned will decrease approximately $1.3 million. Additionally, management anticipates that non-interest expense will increase in fiscal year 2015 as a result of higher costs of compliance with regulations and certain on-going operations.  It is anticipated that (1) occupancy expense may increase by $500 thousand as we continue to refurbish existing branch locations; (2) information technology and communications expense could increase $1.5 million as technology is added to facilitate compliance efforts, to upgrade our disaster recovery location, and to deliver customer friendly technology; (3) federal insurance premiums may increase by $1.1 million as a result of the daily leverage strategy because the premium is based on average total assets less average tangible equity, which will partially offset the related increase in net interest income; and (4) other non-interest expense may increase by $2.0 million related to amortization expense associated with our investments in low income housing partnerships, partially offset by a $1.0 million increase in low income housing tax credits which will be reflected in our effective income tax rate. Management anticipates the effective tax rate for fiscal year 2015 will be approximately 32% to 33%, based on current fiscal year 2015 estimates.

The Company's efficiency ratio was 43.72% for the current fiscal year compared to 48.13% for the prior fiscal year. The change in the efficiency ratio was due primarily to a decrease in total non-interest expense. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A lower value indicates that the financial institution is generating revenue with a lower level of expense.

Income Tax Expense
Income tax expense was $37.5 million for the current fiscal year compared to $36.2 million for the prior fiscal year. The $1.3 million increase between periods was due largely to an increase in pre-tax income, partially offset by a decrease in the effective tax rate. The effective tax rate for the current fiscal year was 32.5% compared to 34.3% for the prior fiscal year. The decrease in the effective tax rate between periods was due largely to a lower amount of nondeductible ESOP-related expenses due to the final ESOP allocation on September 30, 2013, as discussed in the non-interest expense section above, along with higher tax credits related to our investments in low income housing partnerships.

Comparison of Operating Results for the Years Ended September 30, 2013 and 2012
For fiscal year 2013, the Company recognized net income of $69.3 million, compared to net income of $74.5 million for fiscal year 2012.  The $5.2 million, or 6.9%, decrease in net income was due primarily to a decrease in net interest income and an increase in non-interest expense, partially offset by a decrease in income tax expense and provision for credit losses.

The net interest rate spread, which represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, increased six basis points, from 1.64% for fiscal year 2012 to 1.70% for fiscal year 2013. The increase in the net interest rate spread was due to cost of funds decreasing more than the yield on interest-earning assets.

The net interest margin, which is calculated as the difference between interest income and interest expense divided by average interest-earning assets, decreased four basis points, from 2.01% for fiscal year 2012 to 1.97% for fiscal year 2013. Decreases in the cost of funds and a shift in the mix of interest-earning assets from relatively lower yielding securities to higher yielding loans mitigated the decrease in the net interest margin, but were not enough to fully offset the impact of decreasing asset yields.

Interest and Dividend Income
The weighted average yield on total interest-earning assets decreased 26 basis points from fiscal year 2012 to 3.31% for fiscal year 2013 and the average balance of interest-earning assets decreased $165.7 million from fiscal year 2012. The decrease in the weighted average balance between the two periods was primarily in the lower yielding investment securities and MBS portfolios, while the average balance of the loan portfolio increased between the two periods.

The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent. The decrease in interest income on MBS and loans receivable was due primarily to a decrease in the weighted average yield of each portfolio, while the decrease in interest income on investment securities was due primarily to a decrease in the average balance of the portfolio.

	For the Year Ended September 30,		Change Expressed in:
	2013	2012	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$228,455	$236,225	$(7,770)	(3.3)%
MBS	55,424	71,156	(15,732)	(22.1)
Investment securities	10,012	15,944	(5,932)	(37.2)
FHLB stock	4,515	4,446	69	1.6
Cash and cash equivalents	148	280	(132)	(47.1)
Total interest and dividend income	$298,554	$328,051	$(29,497)	(9.0)%

The average yield on the loans receivable portfolio decreased 51 basis points, from 4.49% for fiscal year 2012 to 3.98% for fiscal year 2013. The decrease in the weighted average yield was due to the continued downward repricing of the existing portfolio resulting primarily from endorsements and refinances, as well as to the origination and purchase of loans at rates less than the weighted average rate of the existing portfolio. The decrease in interest income on loans receivable resulting from the decrease in the average yield was partially offset by a $481.4 million increase in the average balance of the portfolio, which was primarily a result of loan purchases between periods.

The average yield on the MBS portfolio decreased 44 basis points, from 2.91% during fiscal year 2012 to 2.47% for fiscal year 2013. The decrease in the average yield was due primarily to maturities and principal repayments of higher yielding securities in the portfolio, with proceeds being reinvested into higher yielding loans or purchases of MBS with yields less than the average yield on the existing portfolio. The maturities and repayments also resulted in the average balance of the MBS portfolio decreasing $198.0 million between the two periods.

The decrease in interest income on investment securities was due primarily to a $400.7 million decrease in the average balance of the portfolio, part of which was related to securities held at the holding company level. The cash flows from calls and maturities of investment securities that were not reinvested into the portfolio were used largely to fund loan growth, pay dividends to stockholders, and repurchase stock.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities decreased 32 basis points from fiscal year 2012 to 1.61% for fiscal year 2013, and the average balance of interest-bearing liabilities increased $49.2 million from fiscal year 2012. The increase in the average balance of interest-bearing liabilities was largely in lower rate deposit products while the average balance of certificates of deposit decreased between the two periods.

The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent. The decrease in interest expense on FHLB borrowings and deposits was due primarily to a decrease in the weighted average rate paid on the portfolios, while the decrease in interest expense on repurchase agreements was due primarily to a decrease in the average balance between the two years.

	For the Year Ended September 30,		Change Expressed in:
	2013	2012	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB borrowings	$70,816	$82,044	$(11,228)	(13.7)%
Deposits	36,816	46,170	(9,354)	(20.3)
Repurchase agreements	12,762	14,956	(2,194)	(14.7)
Total interest expense	$120,394	$143,170	$(22,776)	(15.9)%

The weighted average rate paid on the FHLB borrowings portfolio decreased 51 basis points, from 3.28% for fiscal year 2012 to 2.77% for fiscal year 2013. The decrease in the average rate paid was due largely to the renewal of maturing advances during the two periods to lower rates.

The weighted average rate paid on the deposit portfolio decreased 22 basis points, from 1.02% for fiscal year 2012 to 0.80% for fiscal year 2013. The decrease in the weighted average rate paid on the deposit portfolio was due largely to a decrease in the weighted average rate paid on the certificate of deposit and money market portfolios. The weighted average rate paid on the certificate of deposit portfolio decreased 27 basis points, from 1.60% for fiscal year 2012 to 1.33% for fiscal year 2013. The weighted average rate paid on the money market portfolio decreased 11 basis points, from 0.32% for fiscal year 2012 to 0.21% for fiscal year 2013.

The decrease in interest expense on repurchase agreements was due primarily to a $49.9 million decrease in the average balance between periods. The decrease in the average balance was due to the maturity of $145.0 million of agreements during the fiscal year 2013, some of which were replaced with FHLB borrowings. Decreases in the average balance resulting from maturities during fiscal year 2013 were partially offset by a new $100.0 million agreement during the fourth quarter of fiscal year 2013.

Provision for Credit Losses
The Bank recorded a negative provision for credit losses during fiscal year 2013 of $1.1 million, compared to a $2.0 million provision for credit losses for fiscal year 2012. The negative provision in fiscal year 2013 reflects the decrease in our net charge-offs from fiscal year 2012, specifically related to our bulk purchased loan portfolio where the majority of our charge-offs occurred in recent years, coupled with a decline in the historical loss balances utilized in the formula analysis model as older, larger losses roll off. The decrease in net charge-offs from fiscal year 2012 was due to a stabilization and/or increase in property values, specifically in some of the states where we have purchased loans, along with a decrease in the number of bulk purchased loans going 180 days delinquent, which is generally when a loan is evaluated for loss. Net charge-offs during fiscal year 2013 were $1.2 million, of which $381 thousand related to loans that were discharged primarily in a prior fiscal year under Chapter 7 bankruptcy that must be, pursuant to regulatory reporting requirements, evaluated for collateral value loss, even if they were current. Net charge-offs during fiscal year 2012 were $6.4 million, of which $3.5 million was related to the implementation of a new loan charge-off policy during January 2012 in accordance with regulatory reporting requirements. The OCC does not permit the use of SVAs, which the Bank was previously utilizing for potential loan losses, as permitted by the Bank's previous regulator.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Year Ended September 30,		Change Expressed in:
	2013	2012	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$15,342	$15,915	$(573)	(3.6)%
Insurance commissions	2,925	2,772	153	5.5
Loan fees	1,727	2,113	(386)	(18.3)
BOLI	1,483	1,478	5	0.3
Other non-interest income	1,812	1,955	(143)	(7.3)
Total non-interest income	$23,289	$24,233	$(944)	(3.9)%

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

	For the Year Ended September 30,		Change Expressed in:
	2013	2012	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$49,152	$44,235	$4,917	11.1%
Occupancy	9,871	8,751	1,120	12.8
Information technology and communications	8,855	7,583	1,272	16.8
Regulatory and outside services	5,874	5,291	583	11.0
Deposit and loan transaction costs	5,547	5,381	166	3.1
Advertising and promotional	5,027	3,931	1,096	27.9
Federal insurance premium	4,462	4,444	18	0.4
Other non-interest expense	8,159	11,459	(3,300)	(28.8)
Total non-interest expense	$96,947	$91,075	$5,872	6.4%

The increase in salaries and employee benefits expense was due primarily to compensation expense on unallocated ESOP shares related to the $0.52 True Blue dividend paid in December 2012, stock option and restricted stock grants in May 2012 and September 2012, and an increase in payroll expense resulting from internal promotions and salary increases. The increase in information technology and communications expense was primarily related to continued upgrades and investments in our information technology infrastructure. The increase in occupancy expense was due largely to an increase in depreciation expense associated with the remodeling of our home office. The increase in advertising and promotional expense was due primarily to an increase in media campaigns that were delayed until fiscal year 2013. The increase in regulatory and outside services was due largely to the timing of fees paid for our external audit and an increase in fees associated with tax preparation services and professional services. The decrease in other non-interest expenses was due primarily to a decrease in OREO operations expense and to a recovery of valuation allowance expense on the mortgage-servicing rights asset compared to an impairment expense in fiscal year 2012.

Income Tax Expense
Income tax expense was $36.2 million for fiscal year 2013 compared to $41.5 million for fiscal year 2012.  The $5.3 million decrease between periods was due largely to a decrease in pretax income. The effective tax rate for fiscal year 2013 was 34.3% compared to 35.8% for fiscal year 2012. The fiscal year 2013 rate is lower than the fiscal year 2012 rate due primarily to higher deductible expenses associated with the ESOP in fiscal year 2013, along with higher tax credits related to investments in our low income housing partnerships. Additionally, pre-tax income is lower than in fiscal year 2012, due primarily to the items outlined in the non-interest expense discussion above, which results in all items impacting the income tax rate having a larger impact on the overall effective tax rate than in fiscal year 2012.

Liquidity and Capital Resources
Liquidity refers to our ability to generate sufficient cash to fund ongoing operations, to repay maturing certificates of deposit and other deposit withdrawals, to repay maturing borrowings, and to fund loan commitments. Liquidity management is both a daily and long-term function of our business management. The Company's most available liquid assets are represented by cash and cash equivalents, AFS securities, and short-term investment securities. The Bank's primary sources of funds are deposits, FHLB borrowings, repurchase agreements, repayments and maturities of outstanding loans and MBS and other short-term investments, and funds provided by operations. The Bank's term borrowings primarily have been used to invest in debentures and MBS in an effort to manage the Bank's interest rate risk with the intent to improve the earnings of the Bank while maintaining capital ratios in excess of regulatory standards for well-capitalized financial institutions. In addition, the Bank's focus on managing risk has provided additional liquidity capacity by maintaining a balance of MBS and investment securities available as collateral for borrowings.

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

In the event short-term liquidity needs exceed available cash, the Bank has access to a line of credit at the FHLB and the Federal Reserve Bank discount window. Additionally, all or a portion of the borrowings against the FHLB line of credit in conjunction with the daily leverage strategy could be repaid at any point in time, if necessary. Per the FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of total Bank assets, as reported on the Bank's Call Report to the OCC, without pre-approval from the FHLB president. The amount that can be borrowed from the Federal Reserve Bank discount window is based upon the fair value of securities pledged as collateral and certain other characteristics of those securities, and is used only when other sources of short-term liquidity are unavailable. Management tests the Bank's access to the Federal Reserve Bank discount window annually with a nominal, one night borrowing.

If management observes a trend in the amount and frequency of line of credit utilization that is not in conjunction with a planned management strategy, such as the daily leverage strategy, the Bank will likely utilize long-term wholesale borrowing sources such as FHLB advances and/or repurchase agreements to provide permanent fixed-rate funding. The maturity of these borrowings is generally structured in such a way as to stagger maturities in order to reduce the risk of a highly negative cash flow position at maturity.

The outstanding amount of FHLB advances was $2.58 billion at September 30, 2014, of which $600.0 million was scheduled to mature in the next 12 months. Additionally, in conjunction with the daily leverage strategy, there was $800.0 million against the FHLB line of credit at September 30, 2014. The FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with the FHLB along with certain securities. The Bank pledged securities with an estimated fair value of $488.4 million as collateral for FHLB borrowings at September 30, 2014. At September 30, 2014, the Bank's ratio of the par value of FHLB borrowings to total assets, as reported to the OCC, was 34%. As a result of the implementation of the daily leverage strategy, FHLB borrowings to the Bank's total assets were in excess of 40% at certain times during the fourth quarter of fiscal year 2014, and are expected to be in excess of 40% at certain times during fiscal year 2015, as long as the Bank continues its daily leverage strategy. In July 2014, the president of the FHLB approved an increase in the Bank's borrowing limit to 55% of total assets for one year.

At September 30, 2014, the Bank had repurchase agreements of $220.0 million, or approximately 2% of total assets, of which $20.0 million was scheduled to mature in the next 12 months. The Bank may enter into additional repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to a total borrowings limit of 55% as discussed below. The Bank has pledged securities with an estimated fair value of $247.3 million as collateral for repurchase agreements as of September 30, 2014. The securities pledged for the repurchase agreements will be delivered back to the Bank when the repurchase agreements mature.

The Bank's internal policy limits total borrowings to 55% of total assets. At September 30, 2014, the Bank had term borrowings, at par, of $2.80 billion and $800.0 million against a line of credit, for a total of $3.60 billion, or approximately 36% of total assets. Additionally, the Bank could utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At September 30, 2014, the Bank had $659.9 million of securities that were eligible but unused as collateral for borrowing or other liquidity needs.  This collateral amount is comprised of AFS and HTM securities with individual fair values greater than $10.0 million, which is then reduced by a collateralization ratio of 10% to account for potential market value fluctuations.

The Bank has access to and utilizes other sources for liquidity purposes, such as brokered deposits and public unit deposits. As of September 30, 2014, the Bank's policy allows for combined brokered and public unit deposits up to 15% of total deposits. At September 30, 2014, the Bank had brokered and public unit deposits totaling $300.4 million, or approximately 6% of total deposits. Management continuously monitors the wholesale deposit market for opportunities to obtain brokered and public unit deposits at attractive rates. The Bank has pledged securities with an estimated fair value of $284.3 million as collateral for public unit deposits. The securities pledged as collateral for public unit deposits are held under joint custody by the FHLB and generally will be released upon deposit maturity.

At September 30, 2014, $1.27 billion of the Bank's $2.53 billion of certificates of deposit was scheduled to mature within one year. Included in the $1.27 billion was $246.8 million of public unit and brokered deposits. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products at the prevailing rate, although no assurance can be given in this regard.  We also anticipate the majority of the $205.0 million of maturing public unit deposits will be replaced with similar wholesale funding products.

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

At September 30, 2014, cash and cash equivalents totaled $810.8 million, an increase of $697.0 million from September 30, 2013. The increase in cash and cash equivalents was a result of the implementation of the daily leverage strategy during the fourth quarter of fiscal year 2014. During fiscal year 2014, loan originations and purchases, net of principal repayments and related loan activity, resulted in a cash outflow of $280.1 million.  See additional discussion regarding loan activity in "Financial Condition – Loans Receivable." During fiscal year 2014, principal payments on MBS were $388.0 million and proceeds from called or matured investment securities were $289.6 million. During fiscal year 2014, the Bank purchased $138.9 million of investment securities and $150.7 million of MBS. Cash flows from the securities portfolio which were not reinvested in the portfolio were used to fund loan growth, pay dividends, and repurchase stock.

At September 30, 2014, Capitol Federal Financial, Inc., at the holding company level, had $139.5 million on deposit at the Bank. During the year ended September 30, 2014, the Company paid $138.2 million in cash dividends and repurchased 6,947,065 shares at a total cost of $83.2 million. See additional discussion regarding dividends and stock repurchases in "Financial Condition - Stockholders' Equity."

As of September 30, 2014, the Bank had entered into $10.4 million of agreements in connection with the remodeling of the Bank’s Kansas City market area operations center.  The existing building was constructed in 1968.  The project scope includes replacement of all mechanical and electrical systems, interior finishes, and exterior building components, along with an upgrade to our disaster recovery location.  The completed project will result in a more energy efficient building which is expected to lower our utility and maintenance expenses.  There may be additional agreements and expenses related to the project through early fiscal year 2017, which is when the project is expected to be completed.  Costs related to the project will be capitalized and depreciated according to the estimated useful life of the assets as they are placed in service.

The following table presents the contractual maturities of our loan, MBS, and investment securities portfolios at September 30, 2014, along with associated weighted average yields. Loans and securities which have adjustable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses. As of September 30, 2014, the amortized cost of investment securities in our portfolio which are callable or have pre-refunding dates within one year was $488.2 million.

	Loans(1)		MBS		Investment Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Amounts due:
Within one year	$77,403	3.89%	$—	—%	$3,353	2.69%	$80,756	3.84%

After one year:
Over one to two years	54,030	3.79	430	5.70	31,363	1.56	85,823	2.99
Over two to three years	12,602	5.35	—	—	82,907	0.98	95,509	1.55
Over three to five years	74,345	4.94	64,436	4.42	408,255	1.11	547,036	2.02
Over five to ten years	363,879	4.13	505,574	2.10	62,768	1.31	932,221	2.84
Over ten to fifteen years	1,406,826	3.48	711,647	2.28	—	—	2,118,473	3.07
After fifteen years	4,300,434	3.78	520,460	2.33	2,296	1.49	4,823,190	3.62
Total due after one year	6,212,116	3.75	1,802,547	2.32	587,589	1.14	8,602,252	3.27

	$6,289,519	3.75	$1,802,547	2.32	$590,942	1.15	$8,683,008	3.27

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

Generally, savings institutions, such as the Bank, may make capital distributions during any calendar year equal to earnings of the previous two calendar years and current year-to-date earnings under the FRB and OCC safe harbor regulations. It is generally required that the Bank remain well capitalized before and after a proposed distribution; however, an institution deemed to be in need of more than normal supervision by the OCC may have its capital distribution authority restricted. A savings institution, such as the Bank, that is a subsidiary of a savings and loan holding company and that proposes to make a capital distribution must submit written notice to the OCC and FRB 30 days prior to such distribution. The OCC and FRB may object to the distribution during that 30-day period based on safety and soundness or other concerns. Savings institutions that desire to make a larger capital distribution, are under special restrictions, or are not, or would not be, well capitalized following a proposed capital distribution, however, must obtain regulatory non-objection prior to making such distribution.

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company. So long as the Bank continues to remain well capitalized after each capital distribution and operates in a safe and sound manner, it is management's belief that the OCC and FRB will continue to allow the Bank to distribute its net income to the Company, although no assurance can be given in this regard.

The Company paid cash dividends of $138.2 million during the year ended September 30, 2014. Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company level.

Off-Balance Sheet Arrangements, Commitments and Contractual Obligations

The Company, in the normal course of business, makes commitments to buy or sell assets or to incur or fund liabilities. Commitments may include, but are not limited to:

•	the origination, purchase, participation, or sale of loans;

•	the purchase or sale of investment securities and MBS;

•	extensions of credit on home equity loans, construction loans, and commercial loans;

•	terms and conditions of operating leases; and

•	funding withdrawals of deposit accounts at maturity.

The following table summarizes our contractual obligations and other material commitments, along with associated weighted average rates as of September 30, 2014.

	Maturity Range
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
	(Dollars in thousands)
Operating leases	$7,989	$995	$1,702	$1,531	$3,761

Certificates of deposit	$2,532,166	$1,269,331	$924,302	$337,981	$552
Rate	1.15%	1.03%	1.20%	1.45%	1.55%

FHLB advances	$2,575,000	$600,000	$1,075,000	$400,000	$500,000
Rate	2.19%	1.64%	2.48%	2.15%	2.29%

FHLB line of credit	$800,000	$800,000	$—	$—	$—
Rate	0.24%	0.24%	—%	—%	—%

Repurchase agreements	$220,000	$20,000	$—	$100,000	$100,000
Rate	3.08%	4.45%	—%	3.35%	2.53%

Commitments to originate and
purchase/participate in loans	$137,641	$137,641	$—	$—	$—
Rate	3.70%	3.70%	—%	—%	—%

Commitments to fund unused
home equity lines of credit and
unadvanced commercial loans	$260,393	$260,393	$—	$—	$—
Rate	4.50%	4.50%	—%	—%	—%

Unadvanced portion of
construction loans	$52,001	$52,001	$—	$—	$—
Rate	3.67%	3.67%	—%	—%	—%

Excluded from the table above are immaterial amounts of income tax liabilities related to uncertain income tax positions. The amounts are excluded as management is unable to estimate the period of cash settlement as it is contingent on the statute of limitations expiring without examination by the respective taxing authority.

A percentage of commitments to originate and purchase/participate in loans are expected to expire unfunded; therefore, the amounts reflected in the table above are not necessarily indicative of future liquidity requirements. Additionally, the Bank is not obligated to honor commitments to fund unused home equity lines of credit if a customer is delinquent or otherwise in violation of the loan agreement.

We anticipate we will continue to have sufficient funds, through repayments and maturities of loans and securities, deposits and borrowings, to meet our current commitments.

We had no material off-balance sheet arrangements as of September 30, 2014.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company's consolidated financial statements for the year ended September 30, 2014, or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well-capitalized" status for the Bank in accordance with regulatory standards. As of September 30, 2014, the Bank exceeded all regulatory capital requirements. The Company currently does not have any regulatory capital requirements. The following table presents the Bank's regulatory capital ratios at September 30, 2014 based upon regulatory guidelines.

		Regulatory
		Requirement For
	Bank	"Well-Capitalized"
	Ratios	Status
Tier 1 leverage ratio	13.2%	5.0%
Tier 1 risk-based capital	33.0	6.0
Total risk-based capital	33.2	10.0

A reconciliation of the Bank's equity under GAAP to regulatory capital amounts as of September 30, 2014 is as follows (dollars in thousands):

Total Bank equity as reported under GAAP	$1,306,351
Unrealized gains on AFS securities	(6,986)
Total Tier 1 capital	1,299,365
ACL	9,227
Total risk-based capital	$1,308,592

Item 7A. Quantitative and Qualitative Disclosure about Market Risk
Asset and Liability Management and Market Risk

The risk associated with changes in interest rates on the earnings of the Bank and the market value of its financial assets and liabilities is known as interest rate risk. Interest rate risk is our most significant market risk, and our ability to adapt to changes in interest rates is known as interest rate risk management. The rates of interest the Bank earns on its assets and pays on its liabilities are generally established contractually for a period of time. Fluctuations in interest rates have a significant impact not only upon our net income, but also upon the cash flows and market values of our assets and liabilities. Our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities. The analysis presented in the tables within this section reflect the level of market risk at the Bank.

The general objective of our interest rate risk management program is to determine and manage an appropriate level of interest rate risk while maximizing net interest income in a manner consistent with our policy to reduce, to the extent practicable, the exposure of net interest income to changes in market interest rates. The ALCO regularly reviews the interest rate risk exposure of the Bank by forecasting the impact of hypothetical, alternative interest rate environments on net interest income and the market value of portfolio equity ("MVPE") at various dates. The MVPE is defined as the net of the present value of cash flows from existing assets, liabilities, and off-balance sheet instruments. The present values are determined based upon market conditions as of the date of the analysis, as well as in alternative interest rate environments providing potential changes in the MVPE under those alternative interest rate environments. Net interest income is projected in the same alternative interest rate environments with both a static balance sheet and with management strategies considered. The MVPE and net interest income analysis are also conducted to estimate our sensitivity to rates for future time horizons based upon market conditions as of the date of the analysis. In addition to the interest rate environments presented below, management also reviews the impact of non-parallel rate shock scenarios on a quarterly basis.  These scenarios consist of flattening and steepening the yield curve by changing short-term and long-term interest rates independent of each other, and simulating cash flows and determining valuations as a result of these hypothetical changes in interest rates to identify rate environments that pose the greatest risk to the Bank.  This analysis helps management quantify the Bank's exposure to changes in the shape of the yield curve.

Based upon management's recommendations, the Board of Directors sets the asset and liability management policies of the Bank. These policies are implemented by ALCO. The purpose of ALCO is to communicate, coordinate, and control asset and liability management consistent with board-approved policies. ALCO's objectives are to manage assets and funding sources to produce the highest profitability balanced against liquidity, capital adequacy, and risk management objectives. At each monthly meeting, ALCO recommends appropriate strategy changes, if necessary. The Chief Financial Officer, or his designee, is responsible for executing, reviewing, and reporting on the results of the policy recommendations and strategies to the Board of Directors, generally on a monthly basis.

The ability to maximize net interest income is dependent largely upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. The asset and liability repricing gap is a measure of the difference between the amount of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-earning assets exceeds the amount of interest-bearing liabilities maturing or repricing during the same period. A gap is considered negative when the amount of interest-bearing liabilities exceeds the amount of interest-earning assets maturing or repricing during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods adversely affects net interest income, while a positive gap within shorter repricing periods positively affects net interest income. During a period of falling interest rates, the opposite would generally be true.

At September 30, 2014, the Bank's one-year gap between interest-earning assets and interest-bearing liabilities was negative $(81.2) million, or (0.8)% of total assets. Interest-bearing liabilities repricing to higher rates at a faster pace than interest-earning assets will generally result in net interest margin compression. The majority of the Bank's interest-bearing liabilities (borrowings and certificate of deposit portfolios) are contractual and generally cannot be terminated early without penalty; therefore, the amount expected to reprice in a given period is not usually impacted by changes in market interest rates. The majority of interest-earning assets anticipated to reprice in fiscal year 2015 are mortgages and MBS, both of which have characteristics that change projected cash flows as interest rates change. As interest rates rise, the amount of interest-earning assets expected to reprice will likely decrease from estimated levels as borrowers and agency debt issuers will have less economic incentive to modify their cost of borrowings. This would likely result in a decrease in the Bank's net interest margin due to the interest-bearing liabilities repricing to higher interest rates faster than the interest-earning assets. If rates were to increase 200 basis points, as of September 30, 2014, the Bank's one-year gap is projected to be negative $(472.8) million, or (4.8)% of total assets.

Management recognizes that dramatic changes in interest rates within a short period of time can cause an increase in our interest rate risk. At times, ALCO may recommend increasing our interest rate risk exposure in an effort to increase our net interest margin, while maintaining compliance with established board limits for interest rate risk sensitivity. Management believes that maintaining and improving earnings is the best way to preserve a strong capital position. Management recognizes the need, in certain interest rate environments, to limit the Bank's exposure to changing interest rates and may implement strategies to reduce our interest rate risk which could, as a result, reduce earnings in the short-term. To minimize the potential for adverse effects of material and prolonged changes in interest rates on our results of operations, we have adopted asset and liability management policies to better balance the maturities and repricing terms of our interest-earning assets and interest-bearing liabilities based on existing local and national interest rates.

During periods of economic uncertainty, rising interest rates, or extreme competition for loans, the Bank's ability to originate or purchase loans may be adversely affected. In such situations, the Bank alternatively may invest its funds in investment securities or MBS. These investments may have rates of interest lower than rates we could receive on loans, if we were able to originate or purchase them, potentially reducing the Bank's interest income.

As mentioned above, the shape of the yield curve also has an impact on our net interest income and, therefore, the Bank's net interest margin. Historically, the Bank has benefited from a steeper yield curve as the Bank's mortgage loans are generally priced off of long-term rates while deposits are priced off of short-term rates. A steeper yield curve (one with a greater difference between short-term rates and long-term rates) allows the Bank to receive a higher rate of interest on its mortgage-related assets relative to the rate paid for the funding of those assets, which generally results in a higher net interest margin. As the yield curve flattens, the spread between rates received on assets and paid on liabilities becomes compressed, which generally leads to a decrease in net interest margin.

General assumptions used by management to evaluate the sensitivity of our financial performance to changes in interest rates presented in the tables below are utilized in, and set forth under, the gap table and related notes. Although management finds these assumptions reasonable given the constraints described above, the interest rate sensitivity of our assets and liabilities and the estimated effects of changes in interest rates on our net interest income and MVPE indicated in the below tables could vary substantially if different assumptions were used or actual experience differs from these assumptions. To illustrate this point, the projected cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities within the next 12 months as a percent of total assets ("one-year gap") is also provided for an up 200 basis point scenario, as of September 30, 2014.

Qualitative Disclosure about Market Risk

Percentage Change in Net Interest Income. The Bank's net interest income projections are a reflection of the response to interest rates of the assets and liabilities that are expected to mature or reprice over the next year. Repricing can occur as a result of variable interest rate characteristics of the Bank's assets or liabilities as a result of cash flows that are received or paid on assets or due on liabilities which would be replaced at then current market interest rates. The Bank's borrowings and certificate of deposit portfolios have stated maturities and the cash flows related to the Bank's liabilities do not generally fluctuate as a result of changes in interest rates. Cash flows from mortgage-related assets and callable agency debentures can vary significantly as a result of changes in interest rates. As interest rates decrease, borrowers have an economic incentive to lower their cost of debt by refinancing or endorsing their mortgage to a lower interest rate. Similarly, agency debt issuers are more likely to exercise embedded call options for agency securities and issue new securities at a lower interest rate.

For each period presented in the following table, the estimated percentage change in the Bank's net interest income based on the indicated instantaneous, parallel and permanent change in interest rates is presented. The percentage change in each interest rate environment represents the difference between estimated net interest income in the 0 basis point interest rate environment ("base case," assumes the forward market and product interest rates implied by the yield curve are realized) and the estimated net interest income in each alternative interest rate environment (assumes market and product interest rates have a parallel shift in rates across all maturities by the indicated change in rates). Estimations of net interest income used in preparing the table below were based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities do not change materially and that any repricing of assets or liabilities occurs at anticipated product and market rates for the alternative rate environments as of the dates presented. The estimation of net interest income does not include any projected gains or losses related to the sale of loans or securities, or income derived from non-interest income sources, but does include the use of different prepayment assumptions in the alternative interest rate environments. It is important to consider that estimated changes in net interest income are for a cumulative four-quarter period. These do not reflect the earnings expectations of management.

Change	Percentage Change in Net Interest Income
(in Basis Points)	At September 30,
in Interest Rates(1)	2014	2013
-100 bp	N/A	N/A
000 bp	—	—
+100 bp	(2.32)%	(2.29)%
+200 bp	(5.54)	(4.76)
+300 bp	(9.67)	(7.89)

(1)	Assumes an instantaneous, permanent, and parallel change in interest rates at all maturities.

The projected percentage change in net interest income was more adversely impacted by higher interest rates at September 30, 2014 than at September 30, 2013. This was largely driven by a change from a positive gap position in the base case rate scenario at September 30, 2013 to a negative gap position at September 30, 2014. Due to the change in gap position, it is expected that liabilities will reprice higher and at a faster pace in a rising interest rate scenario at September 30, 2014 as compared to September 30, 2013. The change to a negative gap position at September 30, 2014 was caused by a decrease in the amount of anticipated cash flows from the investment securities portfolio in the 12-month horizon, compared to September 30, 2013, due to a decrease in the overall balance of the investment securities portfolio, as well as to an increase in interest rates in the front-to-middle part of the yield curve compared to the previous year. Interest rates in the 2- to 5-year points of the yield curve have a greater impact on the Bank's investment securities portfolio, compared to the Bank's mortgage loan portfolio, because of the short-term nature of these assets. Cash flow projections from the mortgage loan portfolio are impacted to a greater degree by longer-term interest rates, which decreased year-over-year. Since the interest rates in the front-to-middle part of the yield curve were higher, prepayment expectations on the Bank's shorter-term MBS and call projections on the Bank's callable agency debentures decreased, which reduced the projected cash flows from these assets. This was somewhat offset by lower mortgage interest rates, which increased the projected cash flows on mortgage loans, particularly the Bank's 30-year mortgage loans.  Additionally, the amount of liabilities expected to reprice over the 12-month horizon at September 30, 2014 increased from the projections at September 30, 2013 due primarily to an increase in the contractual maturities of certificates of deposit and term borrowings. See the Gap Table below for additional information.

Percentage Change in MVPE. Changes in the estimated market values of our financial assets and liabilities drive changes in estimates of MVPE. The market value of an asset or liability reflects the present value of all the projected cash flows over its remaining life, discounted at current market interest rates. As interest rates rise, generally the market value for both financial assets and liabilities decrease. The opposite is generally true as interest rates fall. The MVPE represents the theoretical market value of capital that is calculated by netting the market value of assets, liabilities, and off-balance sheet instruments. If the market values of financial assets increase at a faster pace than the market values of financial liabilities, or if the market values of financial liabilities decrease at a faster pace than the market values of financial assets, the MVPE will increase. The magnitude of the changes in the Bank's MVPE represents the Bank's interest rate risk. The market value of shorter term-to-maturity financial instruments is less sensitive to changes in interest rates than are longer term-to-maturity financial instruments. Because of this, the market values of our certificates of deposit (which generally have relatively shorter average lives) tend to display less sensitivity to changes in interest rates than do our mortgage-related assets (which generally have relatively longer average lives). The average life expected on our mortgage-related assets varies under different interest rate environments because borrowers have the ability to prepay their mortgage loans. Therefore, as interest rates decrease, the WAL of mortgage-related assets decrease as well. As interest rates increase, the WAL would be expected to increase, as well as increasing the sensitivity of these assets in higher rate environments.

The following table sets forth the estimated percentage change in the MVPE for each period presented based on the indicated instantaneous, parallel and permanent change in interest rates. The percentage change in each interest rate environment represents the difference between the MVPE in the base case (assumes the forward market interest rates implied by the yield curve are realized) and the MVPE in each alternative interest rate environment (assumes market interest rates have a parallel shift in rates). The estimations of the MVPE used in preparing the table below were based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities do not change, that any repricing of assets or liabilities occurs at current product or market rates for the alternative rate environments as of the dates presented, and that different prepayment rates were used in each alternative interest rate environment. The estimated MVPE results from the valuation of cash flows from financial assets and liabilities over the anticipated lives of each for each interest rate environment. The table below presents the effects of the changes in interest rates on our assets and liabilities as they mature, repay, or reprice, as shown by the change in the MVPE for alternative interest rates.

Change	Percentage Change in MVPE
(in Basis Points)	At September 30,
in Interest Rates(1)	2014	2013
-100 bp	N/A	N/A
000 bp	—	—
+100 bp	(9.51)%	(11.44)%
+200 bp	(21.00)	(23.86)
+300 bp	(32.96)	(36.36)

(1)	Assumes an instantaneous, permanent, and parallel change in interest rates at all maturities.

The percentage change in the Bank's MVPE was adversely impacted by rising interest rates at both September 30, 2013 and September 30, 2014. This was due primarily to the Bank's mortgage-related assets and callable investment securities. Prepayments on mortgage-related assets in the higher interest rate environments will likely only be realized through changes in borrowers' lives such as divorce, death, job-related relocations, or other life changing events, resulting in an increase in the average life of mortgage-related assets. Similarly, call projections for the Bank's callable agency debentures decrease as interest rates rise, which results in their cash flows moving towards their contractual maturity dates. The longer expected average lives of these assets, relative to the assumptions in the base case interest rate environment, increased the sensitivity of their market value to changes in interest rates. As a result, the market value of the Bank's financial assets decreased more than the decrease in the market value of its financial liabilities, resulting in a decrease in the MVPE in all interest rate environments. However, the percentage change in the Bank's MVPE at September 30, 2014 was less adversely impacted by higher interest rates than at September 30, 2013 due primarily to lower long-term interest rates, particularly lower mortgage interest rates, at September 30, 2014 than at September 30, 2013. The decrease in long-term interest rates primarily occurred at the end of fiscal year 2014; therefore, most of the loans originated and purchased during the current fiscal year were at rates higher than the rates at the September 30, 2014. Since interest rates were lower at September 30, 2014, projected prepayments increased because borrowers had more of an economic incentive to refinance or endorse their mortgages to a lower interest rate. This results in shorter WALs and, thus, less sensitivity to rising interest rates, compared to September 30, 2013.

Gap Table. The gap table summarizes the anticipated maturities or repricing periods of the Bank's interest-earning assets and interest-bearing liabilities as of September 30, 2014, based on the information and assumptions set forth in the notes below.

	Within	Three to	More Than	More Than
	Three	Twelve	One Year to	Three Years	Over
	Months	Months	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable:(1)
Mortgage loans:
Fixed-rate	$246,680	$643,061	$1,141,939	$748,644	$2,130,738	$4,911,062
Adjustable-rate	93,444	640,765	332,256	112,151	49,187	1,227,803
Other loans	114,403	11,123	5,251	2,149	1,609	134,535
Investment securities(2)	8,258	4,861	113,062	436,735	33,262	596,178
MBS(3)	176,462	498,419	495,276	280,585	335,337	1,786,079
Other interest-earning assets	797,385	—	—	—	—	797,385
Total interest-earning assets	1,436,632	1,798,229	2,087,784	1,580,264	2,550,133	9,453,042

Interest-bearing liabilities:
Deposits:
Checking(4)	130,694	47,680	109,609	82,434	320,587	691,004
Savings(4)	71,380	14,981	34,542	26,791	148,493	296,187
Money market(4)	161,836	197,247	272,109	158,730	485,533	1,275,455
Certificates	382,794	889,474	923,249	336,320	329	2,532,166
Borrowings(5)	1,050,000	370,000	1,075,000	500,000	646,140	3,641,140
Total interest-bearing liabilities	1,796,704	1,519,382	2,414,509	1,104,275	1,601,082	8,435,952

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(360,072)	$278,847	$(326,725)	$475,989	$949,051	$1,017,090

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities	$(360,072)	$(81,225)	$(407,950)	$68,039	$1,017,090

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities as a percent of total
Bank assets at September 30, 2014	(3.65)%	(0.82)%	(4.14)%	0.69%	10.31%

Cumulative one-year gap - interest rates +200 bp
at September 30, 2014		(4.79)
Cumulative one-year gap at September 30, 2013		4.04
Cumulative one-year gap at September 30, 2012		22.82

(1)
ARM loans are included in the period in which the rate is next scheduled to adjust or in the period in which repayments are expected to occur, or prepayments are expected to be received, prior to their next rate adjustment, rather than in the period in which the loans are due. Fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization and prepayment assumptions. Balances are net of deferred fees and exclude loans 90 or more days delinquent or in foreclosure.

(2)	Based on contractual maturities, term to call dates or pre-refunding dates as of September 30, 2014, at amortized cost.

(3)	Reflects projected prepayments of MBS, at amortized cost.

(4)
Although the Bank's checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts is based on assumptions developed from our actual experiences with these accounts. If all of the Bank's checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $1.72 billion, for a cumulative one-year gap of (17.4)% of total assets.

(5)	Borrowings exclude deferred prepayment penalty costs and deferred gains on terminated interest rate swap agreements.

The decrease in the one-year gap from 4.04% at September 30, 2013, to negative (0.82)% at September 30, 2014, was largely driven by the decrease in the amount of cash flows from the investment securities portfolio expected to reprice in the next 12 months due to a decrease in the overall balance of the investment securities portfolio, as well as to an increase in interest rates in the front-to-middle part of the yield curve compared to September 30, 2013. Additionally, the amount of liabilities expected to reprice over the 12-month horizon at September 30, 2014 increased from the projections at September 30, 2013 due primarily to an increase in the contractual maturities of certificates of deposit and borrowings. See additional information regarding the change in the gap position year-over-year in "Percentage Change in Net Interest Income."

If interest rates were to increase 200 basis points at September 30, 2014, the Bank's one-year gap would become more negative. The +200 basis point gap in this scenario would be negative (4.79)% of total assets at September 30, 2014. This indicates that the projected cash flows from the Bank's mortgage-related assets and callable investment securities would decrease over the next 12 months, if interest rates were to increase 200 basis points, as a result of the diminished economic incentive to prepay mortgages or exercise embedded call options for the debtor.

The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates for our interest-earning assets and interest-bearing liabilities as of the date presented. Yields presented for interest-earning assets include the amortization of fees, costs, premiums and discounts which are considered adjustments to the yield. The interest rate presented for term borrowings is the effective rate, which includes the net impact of the amortization of deferred prepayment penalties resulting from the prepayment of certain FHLB advances and deferred gains related to interest rate swaps previously terminated. The loan terms presented for one- to four-family loans represent the contractual terms of the loan.

	September 30, 2014
	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Investment securities	$590,942	1.15%	3.0	24.7%	6.1%
MBS - fixed	1,287,051	2.35	3.7	53.8	13.3
MBS - adjustable	515,496	2.24	5.4	21.5	5.3
Total investment securities and MBS	2,393,489	2.03	3.9	100.0%	24.7
Loans receivable:
Fixed-rate one- to four-family:
<= 15 years	1,151,351	3.43	4.1	18.3%	11.9
> 15 years	3,639,596	4.13	6.3	57.9	37.4
All other fixed-rate loans	151,164	4.66	3.7	2.4	1.6
Total fixed-rate loans	4,942,111	3.98	5.7	78.6	50.9
Adjustable-rate one- to four-family:
<= 36 months	369,579	2.15	3.9	5.9	3.8
> 36 months	811,505	2.92	3.2	12.9	8.4
All other adjustable-rate loans	166,324	4.32	1.3	2.6	1.7
Total adjustable-rate loans	1,347,408	2.88	3.2	21.4	13.9
Total loans receivable	6,289,519	3.75	5.1	100.0%	64.8
FHLB stock	213,054	5.99	2.0		2.2
Cash and cash equivalents	810,840	0.25	—		8.3
Total interest-earning assets	$9,706,902	3.08	4.3		100.0%

Transaction deposits	$2,123,106	0.16	6.8	45.6%	25.7%
Certificates of deposit	2,532,166	1.15	1.4	54.4	30.7
Total deposits	4,655,272	0.70	3.9	100.0%	56.4
Term borrowings	2,795,000	2.45	2.8	77.7%	33.9
FHLB line of credit	800,000	0.24	—	22.3	9.7
Total borrowings	3,595,000	1.96	2.2	100.0%	43.6
Total interest-bearing liabilities	$8,250,272	1.24	3.1		100.0%

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Capitol Federal Financial, Inc. and subsidiary
Topeka, Kansas

We have audited the internal control over financial reporting of Capitol Federal Financial, Inc. and subsidiary (the "Company") as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2014 of the Company and our report dated November 26, 2014 expressed an unqualified opinion on those consolidated financial statements.
Kansas City, Missouri
November 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Capitol Federal Financial, Inc. and subsidiary
Topeka, Kansas

We have audited the accompanying consolidated balance sheets of Capitol Federal Financial, Inc. and subsidiary (the "Company") as of September 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Capitol Federal Financial, Inc. and subsidiary as of September 30, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 26, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.
Kansas City, Missouri
November 26, 2014

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2014 and 2013 (Dollars in thousands, except per share amounts)

	2014	2013
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of
$799,340 and $99,735)	$810,840	$113,886
Securities:
Available-for-sale ("AFS"), at estimated fair value (amortized cost of
$829,558 and $1,058,283)	840,790	1,069,967
Held-to-maturity ("HTM"), at amortized cost (estimated fair value of
$1,571,524 and $1,741,846)	1,552,699	1,718,023
Loans receivable, net (allowance for credit losses ("ACL") of $9,227 and $8,822)	6,233,170	5,958,868
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	213,054	128,530
Premises and equipment, net	70,530	70,112
Other assets	143,945	127,063
TOTAL ASSETS	$9,865,028	$9,186,449

LIABILITIES:
Deposits	$4,655,272	$4,611,446
FHLB borrowings	3,369,677	2,513,538
Repurchase agreements	220,000	320,000
Advance payments by borrowers for taxes and insurance	58,105	57,392
Income taxes payable	368	108
Deferred income tax liabilities, net	22,367	20,437
Accounts payable and accrued expenses	46,357	31,402
Total liabilities	8,372,146	7,554,323

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 140,951,203 and 147,840,268
shares issued and outstanding as of September 30, 2014 and 2013, respectively	1,410	1,478
Additional paid-in capital	1,180,732	1,235,781
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(42,951)	(44,603)
Retained earnings	346,705	432,203
Accumulated other comprehensive income ("AOCI"), net of tax	6,986	7,267
Total stockholders' equity	1,492,882	1,632,126
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,865,028	$9,186,449

See notes to consolidated financial statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 2014, 2013, and 2012 (Dollars in thousands, except per share amounts)

	2014	2013	2012
INTEREST AND DIVIDEND INCOME:
Loans receivable	$229,944	$228,455	$236,225
Mortgage-backed securities ("MBS")	45,300	55,424	71,156
Investment securities	7,385	10,012	15,944
FHLB stock	6,555	4,515	4,446
Cash and cash equivalents	1,062	148	280
Total interest and dividend income	290,246	298,554	328,051
INTEREST EXPENSE:
FHLB borrowings	63,217	70,816	82,044
Deposits	32,604	36,816	46,170
Repurchase agreements	10,282	12,762	14,956
Total interest expense	106,103	120,394	143,170
NET INTEREST INCOME	184,143	178,160	184,881
PROVISION FOR CREDIT LOSSES	1,409	(1,067)	2,040
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	182,734	179,227	182,841
NON-INTEREST INCOME:
Retail fees and charges	14,937	15,342	15,915
Insurance commissions	3,151	2,925	2,772
Loan fees	1,568	1,727	2,113
Income from bank-owned life insurance ("BOLI")	1,993	1,483	1,478
Other non-interest income	1,306	1,812	1,955
Total non-interest income	22,955	23,289	24,233
NON-INTEREST EXPENSE:
Salaries and employee benefits	43,757	49,152	44,235
Occupancy	10,268	9,871	8,751
Information technology and communications	9,429	8,855	7,583
Regulatory and outside services	5,572	5,874	5,291
Deposit and loan transaction costs	5,329	5,547	5,381
Federal insurance premium	4,536	4,462	4,444
Advertising and promotional	4,195	5,027	3,931
Other non-interest expense	7,451	8,159	11,459
Total non-interest expense	90,537	96,947	91,075
INCOME BEFORE INCOME TAX EXPENSE	115,152	105,569	115,999
INCOME TAX EXPENSE	37,458	36,229	41,486
NET INCOME	$77,694	$69,340	$74,513

Basic earnings per share	$0.56	$0.48	$0.47
Diluted earnings per share	$0.56	$0.48	$0.47
Dividends declared per share	$0.98	$1.00	$0.40

See notes to consolidated financial statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED SEPTEMBER 30, 2014, 2013, and 2012 (Dollars in thousands)

	2014	2013	2012
Net income	$77,694	$69,340	$74,513
Other comprehensive income (loss), net of tax:
Changes in unrealized holding losses on AFS securities, net of deferred income taxes of $171, $10,295, and $1,491 for the
years ended September 30, 2014, 2013, and 2012, respectively	(281)	(16,940)	(2,500)
Comprehensive income	$77,413	$52,400	$72,013

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2014, 2013, and 2012 (Dollars in thousands, except per share amounts)

		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at October 1, 2011	$1,675	$1,392,567	$(50,547)	$569,127	$26,707	$1,939,529
Net income, fiscal year 2012				74,513		74,513
Other comprehensive loss, net of tax					(2,500)	(2,500)
ESOP activity, net		3,434	2,972			6,406
Restricted stock activity, net	5	(5)				—
Stock-based compensation		1,196				1,196
Repurchase of common stock	(126)	(105,131)		(43,722)		(148,979)
Stock options exercised		61				61
Dividends on common stock to
stockholders ($0.40 per share)				(63,768)		(63,768)
Balance at September 30, 2012	1,554	1,292,122	(47,575)	536,150	24,207	1,806,458

Net income, fiscal year 2013				69,340		69,340
Other comprehensive loss, net of tax					(16,940)	(16,940)
ESOP activity, net		3,678	2,972			6,650
Restricted stock activity, net		172				172
Stock-based compensation		2,633				2,633
Repurchase of common stock	(76)	(62,836)		(26,463)		(89,375)
Stock options exercised		12				12
Dividends on common stock to
stockholders ($1.00 per share)				(146,824)		(146,824)
Balance at September 30, 2013	1,478	1,235,781	(44,603)	432,203	7,267	1,632,126

Net income, fiscal year 2014				77,694		77,694
Other comprehensive loss, net of tax					(281)	(281)
ESOP activity, net		362	1,652			2,014
Restricted stock activity, net		127				127
Stock-based compensation		2,134				2,134
Repurchase of common stock	(69)	(58,129)		(25,020)		(83,218)
Stock options exercised	1	457				458
Dividends on common stock to
stockholders ($0.98 per share)				(138,172)		(138,172)
Balance at September 30, 2014	$1,410	$1,180,732	$(42,951)	$346,705	$6,986	$1,492,882

See notes to consolidated financial statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2014, 2013, and 2012 (Dollars in thousands)

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$77,694	$69,340	$74,513
Adjustments to reconcile net income to net cash provided by
operating activities:
FHLB stock dividends	(6,555)	(4,515)	(4,446)
Provision for credit losses	1,409	(1,067)	2,040
Originations of loans receivable held-for-sale ("LHFS")	(1,325)	(7,098)	(6,008)
Proceeds from sales of LHFS	1,998	7,156	6,524
Amortization and accretion of premiums and discounts on securities	6,053	8,445	8,662
Depreciation and amortization of premises and equipment	6,316	5,447	4,951
Amortization of deferred amounts related to FHLB advances, net	6,139	8,216	8,797
Common stock committed to be released for allocation - ESOP	2,014	6,650	6,406
Stock-based compensation	2,134	2,633	1,196
Provision for deferred income taxes	2,106	5,696	6,089
Changes in:
Prepaid federal insurance premium	—	11,802	3,927
Other assets, net	1,606	(936)	5,717
Income taxes payable/receivable	382	(644)	(1,398)
Accounts payable and accrued expenses	(8,184)	(9,403)	(10,732)
Net cash provided by operating activities	91,787	101,722	106,238

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(120,817)	(408,497)	(688,520)
Purchase of HTM securities	(168,830)	(442,747)	(560,024)
Proceeds from calls, maturities and principal reductions of AFS securities	349,210	717,545	761,535
Proceeds from calls, maturities and principal reductions of HTM securities	328,433	604,820	1,036,121
Proceeds from the redemption of FHLB stock	22,387	11,347	4,048
Purchases of FHLB stock	(100,356)	(2,391)	(5,696)
Net increase in loans receivable	(280,105)	(355,694)	(471,144)
Purchases of premises and equipment	(7,227)	(18,769)	(12,617)
Proceeds from sales of other real estate owned ("OREO")	4,875	10,677	13,145
Proceeds from BOLI death benefit	405	—	—
Net cash provided by investing activities	27,975	116,291	76,848

			(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2014, 2013, and 2012 (Dollars in thousands)

	2014	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(138,172)	(146,824)	(63,768)
Deposits, net of withdrawals	43,826	60,803	55,470
Proceeds from borrowings	2,944,577	1,003,115	957,768
Repayments on borrowings	(2,194,577)	(1,073,115)	(957,768)
Deferred FHLB prepayment penalty	—	—	(7,937)
Change in advance payments by borrowers for taxes and insurance	713	1,750	504
Repurchase of common stock	(79,633)	(91,573)	(146,781)
Stock options exercised	458	12	36
Excess tax benefits from stock options	—	—	25
Net cash provided by (used in) financing activities	577,192	(245,832)	(162,451)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	696,954	(27,819)	20,635

CASH AND CASH EQUIVALENTS:
Beginning of year	113,886	141,705	121,070
End of year	$810,840	$113,886	$141,705

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$34,969	$31,175	$36,791
Interest payments	$100,581	$112,950	$135,444

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Loans transferred to OREO	$4,694	$6,705	$11,296

See notes to consolidated financial statements			(Concluded)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2014, 2013, and 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business - Capitol Federal Financial, Inc. (the "Company") provides a full range of retail banking services through its wholly-owned subsidiary, Capitol Federal Savings Bank (the "Bank"), a federal savings bank, which has 37 traditional and 10 in-store banking offices serving primarily the metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia and Salina, Kansas and portions of the metropolitan area of greater Kansas City. The Bank emphasizes mortgage lending, primarily originating and purchasing one- to four-family mortgage loans, and providing personal retail financial services. The Bank is subject to competition from other financial institutions and other companies that provide financial services.

Basis of Presentation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. The Bank has a wholly owned subsidiary, Capitol Funds, Inc.  Capitol Funds, Inc. has a wholly owned subsidiary, Capitol Federal Mortgage Reinsurance Company ("CFMRC").  All intercompany accounts and transactions have been eliminated in consolidation.  These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

The Bank has an expense sharing agreement with the Company that covers the reimbursement of certain expenses that are allocable to the Company. These expenses include compensation, rent for leased office space, and general overhead expenses.

The Company, Bank, Capitol Funds, Inc. and CFMRC have a tax allocation agreement. The Bank is the paying agent to the taxing authorities for the group for all periods presented. Each company is liable for taxes as if separate tax returns were filed and reimburses the Bank for its pro rata share of the tax liability. If any entity has a tax benefit, the Bank reimburses the entity for its tax benefit.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and amounts due from banks. Regulations of the Board of Governors of the Federal Reserve System ("FRB") require federally chartered savings banks to maintain cash reserves against their transaction accounts. Required reserves must be maintained in the form of vault cash, an account at a Federal Reserve Bank, or a pass-through account as defined by the FRB. The amount of interest-earning deposits held at the Federal Reserve Bank of Kansas City as of September 30, 2014 and 2013 was $797.3 million and $98.7 million, respectively. The Bank is in compliance with the FRB requirements. For the years ended September 30, 2014 and 2013, the average daily balance of required reserves at the Federal Reserve Bank was $9.1 million and $9.0 million, respectively.

Securities - Securities include mortgage-backed and agency securities issued primarily by United States Government-Sponsored Enterprises ("GSE"), including Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and the Federal Home Loan Banks, United States Government agencies, including Government National Mortgage Association, and municipal bonds. Securities are classified as HTM, AFS, or trading based on management's intention for holding the securities on the date of purchase. Generally, classifications are made in response to liquidity needs, asset/liability management strategies, and the market interest rate environment at the time of purchase.

Securities that management has the intent and ability to hold to maturity are classified as HTM and reported at amortized cost. Such securities are adjusted for the amortization of premiums and discounts which are recognized as adjustments to interest income over the life of the securities using the level-yield method.

Securities that management may sell if necessary for liquidity or asset management purposes are classified as AFS and reported at fair value, with unrealized gains and losses reported as a component of AOCI within stockholders' equity, net of deferred income taxes. The amortization of premiums and discounts are recognized as adjustments to interest income over the life of the securities using the level-yield method. Gains or losses on the disposition of AFS securities are recognized using the specific identification method. The Company primarily uses prices obtained from third party pricing services to determine the fair value of securities. See additional discussion of fair value of AFS securities in "Note 12 – Fair Value of Financial Instruments."

Securities that are purchased and held principally for resale in the near future are classified as trading securities and are reported at fair value, with unrealized gains and losses included in non-interest income in the consolidated statements of income. During the fiscal years ended September 30, 2014 and 2013, neither the Company nor the Bank maintained a trading securities portfolio.

Management monitors the securities portfolio for impairment on an ongoing basis and performs a formal review quarterly. The process involves monitoring market events and other items that could impact issuers. The evaluation includes, but is not limited to, such factors as: the nature of the investment, the length of time the security has had a fair value less than the amortized cost basis, the cause(s) and severity of the loss, expectation of an anticipated recovery period, recent events specific to the issuer or industry including the issuer's financial condition and current ability to make future payments in a timely manner, external credit ratings and recent downgrades in such ratings, management's intent to sell and whether it is more likely than not management would be required to sell prior to recovery for debt securities. Management determines whether other-than-temporary losses should be recognized for impaired securities by assessing all known facts and circumstances surrounding the securities. If management intends to sell an impaired security or if it is more likely than not that management will be required to sell an impaired security before recovery of its amortized cost basis, an other-than-temporary impairment has occurred and the difference between amortized cost and fair value will be recognized as a loss in earnings and the security will be written down to fair value. Such losses would be included in non-interest income in the consolidated statements of income.

Loans Receivable - Loans receivable that management has the intent and ability to hold for the foreseeable future are carried at the amount of unpaid principal, net of ACL, undisbursed loan funds, unamortized premiums and discounts, and deferred loan origination fees and costs. Net loan origination fees and costs, and premiums and discounts are amortized as yield adjustments to interest income using the level-yield method, adjusted for the estimated prepayment speeds of the related loans when applicable. Interest on loans is credited to income as earned and accrued only if deemed collectible.

Troubled debt restructurings ("TDRs") - For borrowers experiencing financial difficulties, the Bank may grant a concession to the borrower. Generally, the Bank grants a short-term payment concession to borrowers who are experiencing a temporary cash flow problem. The most frequently used concession is to reduce the monthly payment amount for a period of 6 to 12 months, often by requiring payments of only interest and escrow during this period, resulting in an extension of the maturity date of the loan. For more severe situations requiring long-term solutions, the Bank also offers interest rate reductions to currently-offered rates and the capitalization of delinquent interest and/or escrow resulting in an extension of the maturity date of the loan. The Bank does not forgive principal or interest nor does it commit to lend additional funds, except for situations generally involving the capitalization of delinquent interest and/or escrow not to exceed the original loan balance, to these borrowers.

Endorsed loans are classified as TDRs when certain guidelines for soft credit scores and/or estimated loan-to-value ("LTV") ratios are not met. These guidelines are intended to identify changes in the borrower's credit condition since origination, signifying the borrower could be experiencing financial difficulties even though the borrower has not been delinquent on his contractual loan payment in the previous 12 months.

The TDRs discussed above will be reported as such until paid-off, unless the loan has been restructured to an interest rate equal to or greater than the rate the Bank was willing to accept at the time of the restructuring for a new loan with comparable risk, and has performed under the new terms of the restructuring agreement for at least 12 consecutive months.

Additionally, loans that have been discharged under Chapter 7 bankruptcy proceedings where the borrower has not reaffirmed the debt owed to the lender ("Chapter 7 loans") are reported as TDRs, regardless of their delinquency status, pursuant to regulatory reporting requirements. These loans will be reported as TDRs until the borrower has made 48 consecutive monthly loan payments after the Chapter 7 discharge date.

Delinquent loans - A loan is considered delinquent when payment has not been received within 30 days of its contractual due date.

Nonaccrual loans - The accrual of income on loans is discontinued when interest or principal payments are 90 days in arrears or for certain TDR loans that are required to be reported as such pursuant to regulatory reporting requirements. Loans on which the accrual of income has been discontinued are designated as nonaccrual and outstanding interest previously credited beyond 90 days delinquent is reversed. A nonaccrual loan is returned to accrual status once the contractual payments have been made to bring the loan less than 90 days past due or, in the case of a TDR loan, the borrower has made the required consecutive loan payments.

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

The majority of the Bank's impaired loans are related to one- to four-family properties. Impaired loans related to one- to four-family properties are individually evaluated for loss when the loan becomes 180 days delinquent or at any time management has knowledge of the existence of a potential loss to ensure that the carrying value of the loan is not in excess of the fair value of the collateral, less estimated selling costs.

Allowance for Credit Losses - The ACL represents management's best estimate of the amount of inherent losses in the loan portfolio as of the balance sheet date, involves a high degree of complexity, and requires management to make difficult and subjective judgments and assumptions about highly uncertain matters. Management's methodology for assessing the appropriateness of the ACL consists of a formula analysis model, along with analyzing several other factors. The use of different judgments and assumptions could cause reported results to differ significantly. Management maintains the ACL through provisions for credit losses that are either charged to or credited to income.

One- to four-family loans, including home equity loans, are individually evaluated for loss when the loan is generally 180 days delinquent and any losses are charged-off. Losses are based on new collateral values obtained through appraisals, less estimated costs to sell. Anticipated private mortgage insurance proceeds are taken into consideration when calculating the loss amount. An updated appraisal is requested, at a minimum, every 12 months thereafter if the loan is 180 days or more delinquent or in foreclosure. If the Bank holds the first and second mortgage, both loans are combined when evaluating whether there is a potential loss on the loan. For multi-family and commercial loans, losses are charged-off when the collection of such amounts is determined to be unlikely. When a non-real estate secured loan, which includes consumer loans - other, is 120 days delinquent, any identified losses are charged-off. Charge-offs for any loan type may also occur at any time if the Bank has knowledge of the existence of a potential loss. Loans individually evaluated for loss are excluded from the formula analysis model.

The Bank's primary lending emphasis is the origination and purchase of one- to four-family loans and, to a lesser extent, consumer loans secured by one- to four-family residential properties, resulting in a loan concentration in residential mortgage loans. The Bank has a concentration of loans secured by residential property located in Kansas and Missouri. Based on the composition of the Bank's loan portfolio, the primary risk characteristics inherent in the one- to four-family and consumer loan portfolios are a decline in economic conditions, elevated levels of unemployment or underemployment, and declines in residential real estate values. Any one or a combination of these events may adversely affect borrowers' ability to repay their loans, resulting in increased delinquencies, non-performing assets, loan losses, and future loan loss provisions. Although the multi-family and commercial loan portfolio is subject to the same risk of declines in economic conditions, the primary risk characteristics inherent in this portfolio include the ability of the borrower to sustain sufficient cash flows from leases and to control expenses to satisfy their contractual debt payments, and/or the ability to utilize personal and/or business resources to pay their contractual debt payments if the cash flows are not sufficient. Additionally, if the Bank were to repossess the secured collateral of a multi-family or commercial loan, the pool of potential buyers is typically limited more than that for a residential property. This increases the risk that the Bank could hold the property for an extended period of time and/or potentially be forced to sell at a discounted price, resulting in additional losses.

Each quarter, a formula analysis is prepared which segregates the loan portfolio into categories based on certain risk characteristics. The categories include the following: one- to four-family loans; multi-family and commercial loans; consumer home equity loans; and other consumer loans. Home equity loans with the same underlying collateral as a one- to four-family loan are combined with the one- to four-family loan in the formula analysis model to calculate a combined LTV ratio. The one- to four-family loan portfolio and related home equity loans are segregated into additional categories based on the following risk characteristics: originated and correspondent purchased, or bulk purchased; interest payments (fixed-rate and adjustable-rate/interest-only); LTV ratios; borrower's credit scores; and certain geographic locations. The categories were derived by management based on reviewing the historical performance of the one- to four-family loan portfolio and taking into consideration current economic conditions, such as trends in residential real estate values in certain areas of the U.S. and unemployment rates.

Quantitative loss factors are applied to each loan category in the formula analysis model based on the historical loss experience for each respective loan category. Each quarter, management reviews the historical loss time periods and utilizes the historical loss time periods believed to be the most reflective of the current economic conditions.

Qualitative loss factors are applied to each loan category in the formula analysis model. The qualitative loss factors that are applied in the formula analysis model for one- to four-family and consumer loan portfolios are: unemployment rate trends; collateral value trends; credit score trends; delinquent loan trends; and a factor based on management's judgment of certain segments of the portfolio and related loan product mix. The qualitative loss factors that are applied in the formula analysis model for multi-family and commercial loan portfolio are: delinquent loan trends and a factor based on management's judgment due to the higher risk nature of these loans, compared to one- to four-family loans. As loans are classified or become delinquent, the qualitative loss factors increase for each respective loan category. Additionally, TDRs that have not been individually evaluated for loss are included in a category within the formula analysis model with an overall higher qualitative loss factor than corresponding performing loans, for the life of the loan. The qualitative factors were derived by management based on a review of the historical performance of the respective loan portfolios and consideration of current economic conditions and their likely impact to the loan portfolio.

Management utilizes the formula analysis, along with considering several other data elements when evaluating the adequacy of the ACL. Such data elements include the trend and composition of delinquent loans, trends in foreclosed property and short sale transactions and charge-off activity, the current status and trends of local and national economies (particularly levels of unemployment), trends and current conditions in the real estate and housing markets, loan portfolio growth and concentrations, and certain ACL ratios such as ACL to loans receivable, net and annualized historical losses to ACL. Since the Bank's loan portfolio is primarily concentrated in one- to four-family real estate, management monitors residential real estate market value trends in the Bank's local market areas and geographic sections of the U.S. by reference to various industry and market reports, economic releases and surveys, and management's general and specific knowledge of the real estate markets in which the Bank lends, in order to determine what impact, if any, such trends may have on the level of ACL. Reviewing these qualitative factors assists management in evaluating the overall credit quality of the loan portfolio and the reasonableness of the ACL on an ongoing basis, and whether changes need to be made to the Bank's ACL methodology. Management seeks to apply the ACL methodology in a consistent manner; however, the methodology can be modified in response to changing conditions. Although management believes the ACL was at a level adequate to absorb inherent losses in the loan portfolio at September 30, 2014, the level of the ACL remains an estimate that is subject to significant judgment and short-term changes.

Federal Home Loan Bank Stock - As a member of FHLB Topeka, the Bank is required to acquire and hold shares of FHLB stock. The Bank's holding requirement varies based on the Bank's activities, primarily the Bank's outstanding borrowings, with the FHLB. FHLB stock is carried at cost and is considered a restricted asset because it cannot be pledged as collateral or bought or sold on the open market and it also has certain redemption restrictions. Management conducts a quarterly evaluation to determine if any FHLB stock impairment exists. The quarterly impairment evaluation focuses primarily on the capital adequacy and liquidity of the FHLB, while also considering the impact that legislative and regulatory developments may have on the FHLB. Stock and cash dividends received on FHLB stock are reflected as dividend income in the consolidated statements of income.

Premises and Equipment - Land is carried at cost. Buildings, leasehold improvements, and furniture, fixtures and equipment are carried at cost less accumulated depreciation and leasehold amortization. Buildings, furniture, fixtures and equipment are depreciated over their estimated useful lives using the straight-line method. Buildings have an estimated useful life of 39 years. Structural components of the buildings generally have an estimated life of 15 years. Furniture, fixtures and equipment have an estimated useful life of three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective leases, which is generally three to 15 years. The costs for major improvements and renovations are capitalized, while maintenance, repairs and minor improvements are charged to operating expenses as incurred. Gains and losses on dispositions are recorded as non-interest income or non-interest expense as incurred.

Income Taxes - The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred income taxes expense (benefit) represents the change in deferred income tax assets and liabilities excluding the tax effects of the change in net unrealized gain (loss) on AFS securities and changes in the market value of restricted stock between the grant date and vesting date. Income tax related penalties and interest are included in income tax expenses in the consolidated statements of income.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Certain tax benefits attributable to stock options and restricted stock are credited to additional paid-in capital. To the extent that management considers it more likely than not that a deferred tax asset will not be recovered, a valuation allowance is recorded. All positive and negative evidence is reviewed in determining how much of a valuation allowance is recognized on a quarterly basis.

Certain accounting literature prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position taken, or expected to be taken, in a tax return. Interest and penalties related to unrecognized tax benefits are recognized in income tax expense in the consolidated statements of income. Accrued interest and penalties related to unrecognized tax benefits are included within the related tax liabilities line in the consolidated balance sheet.

Employee Stock Ownership Plan - The funds borrowed by the ESOP from the Company to purchase the Company's common stock are being repaid from dividends paid on unallocated ESOP shares and, if necessary, contributions by the Bank. The shares pledged as collateral are reported as a reduction of stockholders' equity at cost. As ESOP shares are committed to be released from collateral each quarter, the Company records compensation expense based on the average market price of the Company's stock during the quarter. Additionally, the shares become outstanding for earnings per share ("EPS") computations once they are committed to be released. The eligibility criteria for participation in the Company's ESOP is a minimum of one year of service, at least age 21, and at least 1,000 hours of employment in each plan year.

Stock-based Compensation - The Company has share-based plans under which stock options and restricted stock awards have been granted. Compensation expense is recognized over the service period of the share-based payment award. The Company utilizes a fair-value-based measurement method in accounting for the share-based payment transactions with employees, except for equity instruments held by the ESOP. The Company applies the modified prospective method in which compensation cost is recognized over the service period for all awards granted.

Borrowed Funds - The Bank enters into repurchase agreements, which are sales of securities under agreements to repurchase, with approved counterparties. These agreements are recorded as financing transactions, and thereby reported as liabilities on the consolidated balance sheet, as the Bank maintains effective control over the transferred securities and the securities continue to be carried in the Bank's securities portfolio. The securities are delivered to the party with whom each transaction is executed and they agree to resell to the Bank the same securities at the maturity of the agreement. The Bank retains the right to substitute similar or like securities throughout the terms of the agreements. The collateral is subject to valuation at current market levels and the Bank may ask for the return of excess collateral or be required to post additional collateral due to market value changes or as a result of principal payments received.

The Bank has obtained borrowings from the FHLB in the form of advances and a line of credit. Total FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with the FHLB and certain securities. Per the FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of total Bank assets, as reported on the Bank's Call Report to the Office of the Comptroller of the Currency ("OCC"), without pre-approval from the FHLB president. In July 2014, the president of the FHLB approved an increase in the Bank's borrowing limit to 55% of total assets for one year. During the fourth quarter of fiscal year 2014, the Bank's FHLB borrowings to the Bank's total assets was in excess of 40%. See additional discussion in "Note 6 - Deposits and Borrowed Funds - FHLB Borrowings." Additionally, the Bank is authorized to borrow from the Federal Reserve Bank's "discount window."

Segment Information - As a community-oriented financial institution, substantially all of the Bank's operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these community banking operations, which constitute the Company's only operating segment for financial reporting purposes.

Earnings Per Share - Basic EPS is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options) were exercised or resulted in the issuance of common stock. These potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. Shares issued and shares reacquired during any period are weighted for the portion of the period that they were outstanding.

In computing both basic and diluted EPS, the weighted average number of common shares outstanding includes the ESOP shares previously allocated to participants and shares committed to be released for allocation to participants and restricted stock shares which have vested or have been allocated to participants. ESOP shares that have not been committed to be released are excluded from the computation of basic and diluted EPS. Unvested restricted stock awards contain nonforfeitable rights to dividends and are treated as participating securities in the computation of EPS pursuant to the two-class method.

Recent Accounting Pronouncements - In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The ASU requires new disclosures regarding the nature of an entity's rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The new disclosures are designed to make GAAP financial statements more comparable to those prepared under International Financial Reporting Standards. The new disclosures entail presenting information about both gross and net exposures. The new disclosure requirements were effective for annual reporting periods beginning on or after January 1, 2013, which was October 1, 2013 for the Company, and interim periods therein; retrospective application is required. The adoption of this ASU was disclosure-related and therefore did not have an impact on the Company's consolidated financial condition or results of operations when adopted on October 1, 2013.

In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The ASU clarifies the scope of the offsetting disclosure requirements in ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. These standards were effective for fiscal years beginning on or after January 1, 2013, which was October 1, 2013 for the Company. The standards are disclosure-related and therefore, their adoption did not have an impact on the Company's consolidated financial condition or results of operations when adopted on October 1, 2013.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which is intended to improve the transparency of changes in other comprehensive income and items reclassified out of AOCI. The standard requires entities to disaggregate the total change of each component of other comprehensive income and separately present reclassification adjustments and current period other comprehensive income. Additionally, the standard requires that significant items reclassified out of AOCI be presented by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. ASU 2013-02 was effective for fiscal years beginning after December 15, 2012, which was October 1, 2013 for the Company, and should be applied prospectively. The adoption of this ASU is disclosure-related and therefore did not have an impact on the Company's consolidated financial condition or results of operations when adopted on October 1, 2013.

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The ASU provides recognition, measurement, and disclosure guidance for certain obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. ASU 2013-04 is effective for fiscal years beginning after December 15, 2013, which is October 1, 2014 for the Company, and should be applied retrospectively. The ASU is not expected to have a material impact on the Company's consolidated financial condition or result of operations when adopted on October 1, 2014.

In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The ASU revised the conditions that an entity must meet to elect to use the effective yield method when accounting for qualified affordable housing project investments. Per current accounting guidance, an entity that invests in a qualified affordable housing project may elect to account for that investment using the effective yield method if all required conditions are met. For those investments that are not accounted for using the effective yield method, current accounting guidance requires that the investments be accounted for under either the equity method or the cost method. Certain existing conditions required to be met to use the effective yield method are restrictive and thus prevent many such investments from qualifying for the use of the effective yield method. The ASU replaces the effective yield method with the proportional amortization method and modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. If the modified conditions are met, the ASU permits an entity to use the proportional amortization method to amortize the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense. Additionally, the ASU requires new disclosures about all investments in qualified affordable housing projects irrespective of the method used to account for the investments. ASU 2014-01 is effective for fiscal years beginning after December 15, 2014, which is October 1, 2015 for the Company, and should be applied retrospectively. The ASU is not expected to have a material impact on the Company's consolidated financial condition or result of operations when adopted.

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The ASU clarifies when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU also requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014-04 is effective for fiscal years beginning after December 15, 2014, which is October 1, 2015 for the Company, and can be applied using either a modified retrospective transition method or a prospective transition method. The ASU is not expected to have a material impact on the Company's consolidated financial condition or result of operations when adopted.

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

2. EARNINGS PER SHARE
Shares acquired by the ESOP are not considered in the basic average shares outstanding until the shares are committed for allocation or vested to an employee's individual account. Unvested shares awarded pursuant to the Company's restricted stock benefit plans are treated as participating securities in the computation of EPS pursuant to the two-class method as they contain nonforfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security.

	For the Year Ended September 30,
	2014	2013	2012
	(Dollars in thousands, except per share amounts)
Net income	$77,694	$69,340	$74,513
Income allocated to participating securities	(176)	(205)	(69)
Net income available to common stockholders	$77,518	$69,135	$74,444

Average common shares outstanding	139,377,615	144,638,458	157,704,473
Average committed ESOP shares outstanding	62,458	208,698	208,505
Total basic average common shares outstanding	139,440,073	144,847,156	157,912,978

Effect of dilutive stock options	1,891	853	3,422

Total diluted average common shares outstanding	139,441,964	144,848,009	157,916,400

Net EPS:
Basic	$0.56	$0.48	$0.47
Diluted	$0.56	$0.48	$0.47

Antidilutive stock options, excluded
from the diluted average common shares
outstanding calculation	2,060,748	2,430,629	1,308,925

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS and HTM securities at the dates presented. The majority of the MBS and investment securities portfolios are composed of securities issued by GSEs.

	September 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$554,811	$413	$5,469	$549,755
MBS	271,138	16,640	172	287,606
Trust preferred securities	2,493	—	197	2,296
Municipal bonds	1,116	17	—	1,133
	829,558	17,070	5,838	840,790
HTM:
MBS	1,514,941	31,130	12,935	1,533,136
Municipal bonds	37,758	654	24	38,388
	1,552,699	31,784	12,959	1,571,524
	$2,382,257	$48,854	$18,797	$2,412,314

	September 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$709,118	$996	$7,886	$702,228
MBS	345,263	18,701	—	363,964
Trust preferred securities	2,594	—	171	2,423
Municipal bonds	1,308	44	—	1,352
	1,058,283	19,741	8,057	1,069,967
HTM:
MBS	1,683,744	39,878	16,984	1,706,638
Municipal bonds	34,279	943	14	35,208
	1,718,023	40,821	16,998	1,741,846
	$2,776,306	$60,562	$25,055	$2,811,813

The following tables summarize the estimated fair value and gross unrealized losses of those securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	September 30, 2014
	Less Than 12 Months			Equal to or Greater Than 12 Months
		Estimated	Unrealized		Estimated	Unrealized
	Count	Fair Value	Losses	Count	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	3	$70,666	$209	18	$403,389	$5,260
MBS	63	18,571	172	—	—	—
Trust preferred securities	—	—	—	1	2,296	197
	66	$89,237	$381	19	$405,685	$5,457

HTM:
MBS	24	$353,344	$2,194	25	$409,275	$10,741
Municipal bonds	9	4,688	19	1	739	5
	33	$358,032	$2,213	26	$410,014	$10,746

	September 30, 2013
	Less Than 12 Months			Equal to or Greater Than 12 Months
		Estimated	Unrealized		Estimated	Unrealized
	Count	Fair Value	Losses	Count	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	19	$426,482	$7,213	1	$24,327	$673
Trust preferred securities	—	—	—	1	2,423	171
	19	$426,482	$7,213	2	$26,750	$844

HTM:
MBS	40	$710,291	$16,984	—	$—	$—
Municipal bonds	3	1,299	14	—	—	—
	43	$711,590	$16,998	—	$—	$—

The unrealized losses at September 30, 2014 were primarily a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Additionally, the impairment is also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities, nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity. As a result of the analysis, management does not believe any other-than-temporary impairments existed at September 30, 2014. See "Note 1 - Summary of Significant Accounting Policies - Securities" for additional information regarding our impairment review and classification process for securities.

The amortized cost and estimated fair value of debt securities as of September 30, 2014, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities due to prepayment or early call privileges by the issuer.

	AFS		HTM
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
One year or less	$200	$200	$3,153	$3,178
One year through five years	501,577	497,891	24,634	25,215
Five years through ten years	54,150	52,797	9,971	9,995
Ten years and thereafter	2,493	2,296	—	—
	558,420	553,184	37,758	38,388
MBS	271,138	287,606	1,514,941	1,533,136
	$829,558	$840,790	$1,552,699	$1,571,524

The following table presents the taxable and non-taxable components of interest income on investment securities for the periods presented.

	For the Year Ended
	September 30,
	2014	2013	2012
	(Dollars in thousands)
Taxable	$6,440	$8,796	$14,309
Non-taxable	945	1,216	1,635
	$7,385	$10,012	$15,944

The following table summarizes the amortized cost and estimated fair value of securities pledged as collateral as of the dates presented.

	September 30,
	2014		2013
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
FHLB borrowings	$487,736	$488,368	$—	$—
Public unit deposits	282,464	284,251	272,016	274,917
Repurchase agreements	239,922	247,306	353,648	364,593
Federal Reserve Bank	25,969	27,067	34,261	35,477
	$1,036,091	$1,046,992	$659,925	$674,987

All dispositions of securities during fiscal years 2014, 2013, and 2012 were the result of principal repayments, calls, or maturities.

4. LOANS RECEIVABLE and ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at September 30, 2014 and 2013 is summarized as follows:

	2014	2013
	(Dollars in thousands)
Real estate loans:
One- to four-family	$5,972,031	$5,743,047
Multi-family and commercial	75,677	50,358
Construction	106,790	77,743
Total real estate loans	6,154,498	5,871,148

Consumer loans:
Home equity	130,484	135,028
Other	4,537	5,623
Total consumer loans	135,021	140,651

Total loans receivable	6,289,519	6,011,799

Less:
Undisbursed loan funds	52,001	42,807
ACL	9,227	8,822
Discounts/unearned loan fees	23,687	23,057
Premiums/deferred costs	(28,566)	(21,755)
	$6,233,170	$5,958,868

As of September 30, 2014 and 2013, the Bank serviced loans for others aggregating approximately $195.0 million and $237.7 million, respectively. Such loans are not included in the accompanying consolidated balance sheets. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income includes servicing fees withheld from investors and certain charges collected from borrowers, such as late payment fees. The Bank held borrowers' escrow balances on loans serviced for others of $3.4 million and $4.1 million as of September 30, 2014 and 2013, respectively.

Lending Practices and Underwriting Standards - Originating and purchasing one- to four-family loans is the Bank's primary lending business, resulting in a loan concentration in residential first mortgage loans. The Bank purchases one- to four-family loans, on a loan-by-loan basis, from a select group of correspondent lenders, and also originates consumer loans, commercial and multi-family real estate loans, and construction loans secured by residential, multi-family or commercial real estate. As a result of our one- to four-family lending activities, the Bank has a concentration of loans secured by real property located in Kansas and Missouri.

One- to four-family loans - Full documentation to support an applicant's credit and income, and sufficient funds to cover all applicable fees and reserves at closing, are required on all loans. Loans are underwritten according to the "ability to repay" and "qualified mortgage" standards, as issued by the Consumer Financial Protection Bureau, with total debt-to-income ratios not exceeding 43% of a borrower's verified income. Properties securing one- to four-family loans are appraised by either staff appraisers or fee appraisers, both of which are independent of the loan origination function and approved by our Board of Directors.

The underwriting standards for loans purchased from correspondent and nationwide lenders are generally similar to the Bank's internal underwriting standards. The underwriting of correspondent loans is performed by the Bank's underwriters. For the tables within this Note, correspondent purchased loans are included with originated loans, and bulk purchased loans are reported as purchased loans.
The Bank also originates construction-to-permanent loans secured by one- to four-family residential real estate. Construction loans are obtained by homeowners who will occupy the property when construction is complete. Construction loans to builders for speculative purposes are not permitted. All construction loans are manually underwritten using the Bank's internal underwriting standards. Construction draw requests and the supporting documentation are reviewed and approved by management. The Bank also performs regular documented inspections of the construction project to ensure the funds are being used for the intended purpose and the project is being completed according to the plans and specifications provided.

Multi-family and commercial loans - The Bank's multi-family, commercial real estate, and related construction loans are originated by the Bank or are in participation with a lead bank. These loans are granted based on the income producing potential of the property and the financial strength of the borrower and/or guarantor. At the time of origination, LTV ratios on multi-family, commercial real estate, and related construction loans cannot exceed 80% of the appraised value of the property securing the loans. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be in excess of the required payments related to the outstanding debt at the time of origination. The Bank generally requires personal guarantees from the borrowers covering a portion of the debt in addition to the security property as collateral for these loans. Appraisals on properties securing these loans are performed by independent state certified fee appraisers.

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

The underwriting standards for consumer loans include a determination of an applicant's payment history on other debts and an assessment of an applicant's ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of an applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security in relation to the proposed loan amount.

Credit Quality Indicators - Based on the Bank's lending emphasis and underwriting standards, management has segmented the loan portfolio into three segments: (1) one- to four-family loans; (2) consumer loans; and (3) multi-family and commercial loans. The one- to four-family and consumer segments are further segmented into classes for purposes of providing disaggregated information about the credit quality of the loan portfolio. The classes are: one- to four-family loans - originated, one- to four-family loans - purchased, consumer loans - home equity, and consumer loans - other.

The Bank's primary credit quality indicators for the one- to four-family loan and consumer - home equity loan portfolios are delinquency status, asset classifications, LTV ratios, and borrower credit scores. The Bank's primary credit quality indicators for the multi-family and commercial loan and consumer - other loan portfolios are delinquency status and asset classifications.

The following tables present the recorded investment, by class, in loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, total current loans, and total recorded investment at the dates presented. The recorded investment in loans is defined as the unpaid principal balance of a loan (net of unadvanced funds related to loans in process), less charge-offs and inclusive of unearned loan fees and deferred costs. At September 30, 2014 and September 30, 2013, all loans 90 or more days delinquent were on nonaccrual status.

	September 30, 2014
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family loans - originated	$15,396	$8,566	$23,962	$5,421,112	$5,445,074
One- to four-family loans - purchased	7,937	7,190	15,127	550,229	565,356
Multi-family and commercial loans	—	—	—	96,946	96,946
Consumer - home equity	770	397	1,167	129,317	130,484
Consumer - other	69	13	82	4,455	4,537
	$24,172	$16,166	$40,338	$6,202,059	$6,242,397

	September 30, 2013
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family loans - originated	$18,889	$9,379	$28,268	$5,092,581	$5,120,849
One- to four-family loans - purchased	7,842	9,695	17,537	631,050	648,587
Multi-family and commercial loans	—	—	—	57,603	57,603
Consumer - home equity	848	485	1,333	133,695	135,028
Consumer - other	35	5	40	5,583	5,623
	$27,614	$19,564	$47,178	$5,920,512	$5,967,690

The following table presents the recorded investment, by class, in loans classified as nonaccrual at the dates presented.

	September 30,
	2014	2013
	(Dollars in thousands)
One- to four-family loans - originated	$16,546	$15,939
One- to four-family loans - purchased	7,940	9,985
Multi-family and commercial loans	—	—
Consumer - home equity	442	586
Consumer - other	13	5
	$24,941	$26,515

In accordance with the Bank's asset classification policy, management regularly reviews the problem loans in the Bank's portfolio to determine whether any loans require classification. Loan classifications are defined as follows:

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

•
Doubtful - Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses present make collection or liquidation in full on the basis of currently existing facts and conditions and values highly questionable and improbable.

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

	September 30,
	2014		2013
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family - originated	$20,068	$29,151	$29,359	$27,761
One- to four-family - purchased	2,738	11,470	1,871	14,195
Multi-family and commercial	—	—	1,976	—
Consumer - home equity	146	887	87	819
Consumer - other	5	13	—	13
	$22,957	$41,521	$33,293	$42,788

The following table shows the weighted average credit score and weighted average LTV for originated and purchased one- to four-family loans and originated consumer home equity loans at the dates presented. Borrower credit scores are intended to provide an indication as to the likelihood that a borrower will repay their debts. Credit scores are updated at least semiannually, with the last update in September 2014, from a nationally recognized consumer rating agency. The LTV ratios provide an estimate of the extent to which the Bank may incur a loss on any given loan that may go into foreclosure. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

	September 30,
	2014		2013
	Credit Score	LTV	Credit Score	LTV
One- to four-family - originated	764	65%	762	65%
One- to four-family - purchased	749	66	747	67
Consumer - home equity	751	18	746	19
	762	64	760	64

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

	For the Year Ended September 30, 2014
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family loans - originated	145	$17,721	$17,785
One- to four-family loans - purchased	7	1,054	1,056
Multi-family and commercial loans	—	—	—
Consumer - home equity	6	100	101
Consumer - other	—	—	—
	158	$18,875	$18,942

	For the Year Ended September 30, 2013
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family loans - originated	178	$30,707	$30,900
One- to four-family loans - purchased	9	2,324	2,366
Multi-family and commercial loans	2	82	79
Consumer - home equity	14	297	305
Consumer - other	—	—	—
	203	$33,410	$33,650

	For the Year Ended September 30, 2012
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family loans - originated	232	$33,683	$33,815
One- to four-family loans - purchased	14	3,878	3,877
Multi-family and commercial loans	—	—	—
Consumer - home equity	23	466	475
Consumer - other	1	12	12
	270	$38,039	$38,179

The following table provides information on TDRs restructured within the last 12 months that became delinquent during the periods presented.

	For the Years Ended
	September 30, 2014		September 30, 2013		September 30, 2012
	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
One- to four-family loans - originated	38	$4,112	38	$3,341	14	$2,340
One- to four-family loans - purchased	3	780	6	1,270	—	—
Multi-family and commercial loans	—	—	—	—	—	—
Consumer - home equity	2	56	3	22	—	—
Consumer - other	—	—	1	10	—	—
	43	$4,948	48	$4,643	14	$2,340

Impaired loans - The following information pertains to impaired loans, by class, as of the dates presented. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.

	September 30, 2014			September 30, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	ACL	Investment	Balance	ACL
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$13,871	$14,507	$—	$12,950	$13,543	$—
One- to four-family - purchased	12,405	14,896	—	13,882	16,645	—
Multi-family and commercial	—	—	—	—	—	—
Consumer - home equity	605	892	—	577	980	—
Consumer - other	13	22	—	2	7	—
	26,894	30,317	—	27,411	31,175	—
With an allowance recorded
One- to four-family - originated	23,675	23,767	107	35,520	35,619	209
One- to four-family - purchased	1,820	1,791	56	2,034	2,015	29
Multi-family and commercial	—	—	—	73	74	2
Consumer - home equity	464	464	39	492	492	78
Consumer - other	—	—	—	11	11	1
	25,959	26,022	202	38,130	38,211	319
Total
One- to four-family - originated	37,546	38,274	107	48,470	49,162	209
One- to four-family - purchased	14,225	16,687	56	15,916	18,660	29
Multi-family and commercial	—	—	—	73	74	2
Consumer - home equity	1,069	1,356	39	1,069	1,472	78
Consumer - other	13	22	—	13	18	1
	$52,853	$56,339	$202	$65,541	$69,386	$319

The following information pertains to impaired loans, by class, for the periods presented.

	For the Years Ended
	September 30, 2014		September 30, 2013		September 30, 2012
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$13,455	$416	$9,763	$321	$41,396	$176
One- to four-family - purchased	13,305	212	14,730	186	12,296	126
Multi-family and commercial	—	—	—	—	223	—
Consumer - home equity	567	33	567	39	543	6
Consumer - other	6	—	19	—	11	—
	27,333	661	25,079	546	54,469	308
With an allowance recorded
One- to four-family - originated	28,171	1,117	40,590	1,651	10,886	1,330
One- to four-family - purchased	2,334	53	2,052	74	6,138	51
Multi-family and commercial	17	1	58	3	—	—
Consumer - home equity	558	22	534	23	226	4
Consumer - other	12	—	23	1	6	—
	31,092	1,193	43,257	1,752	17,256	1,385
Total
One- to four-family - originated	41,626	1,533	50,353	1,972	52,282	1,506
One- to four-family - purchased	15,639	265	16,782	260	18,434	177
Multi-family and commercial	17	1	58	3	223	—
Consumer - home equity	1,125	55	1,101	62	769	10
Consumer - other	18	—	42	1	17	—
	$58,425	$1,854	$68,336	$2,298	$71,725	$1,693

Allowance for Credit Losses - The following is a summary of ACL activity, by segment, for the periods presented, and the ending balance of ACL based on the Company's impairment methodology. Of the $1.2 million of net charge-offs during the year ended September 30, 2013, $381 thousand was due to loans that were primarily discharged in a prior fiscal year under Chapter 7 bankruptcy that had to be, pursuant to regulatory reporting requirements, evaluated for collateral value loss, even if they were current. In January 2012, management implemented a new loan charge-off policy in accordance with regulatory reporting requirements, which resulted in $3.5 million of specific valuation allowances being charged-off during fiscal year 2012.

	For the Year Ended September 30, 2014
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$5,771	$2,486	$8,257	$185	$380	$8,822
Charge-offs	(380)	(653)	(1,033)	—	(109)	(1,142)
Recoveries	1	64	65	—	73	138
Provision for credit losses	871	426	1,297	215	(103)	1,409
Ending balance	$6,263	$2,323	$8,586	$400	$241	$9,227

	For the Year Ended September 30, 2013
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$6,074	$4,453	$10,527	$219	$354	$11,100
Charge-offs	(637)	(761)	(1,398)	—	(259)	(1,657)
Recoveries	14	398	412	—	34	446
Provision for credit losses	320	(1,604)	(1,284)	(34)	251	(1,067)
Ending balance	$5,771	$2,486	$8,257	$185	$380	$8,822

	For the Year Ended September 30, 2012
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$4,915	$9,901	$14,816	$254	$395	$15,465
Charge-offs	(892)	(5,186)	(6,078)	—	(357)	(6,435)
Recoveries	16	8	24	—	6	30
Provision for credit losses	2,035	(270)	1,765	(35)	310	2,040
Ending balance	$6,074	$4,453	$10,527	$219	$354	$11,100

The following is a summary of the loan portfolio and related ACL balances, at the dates presented, by loan portfolio segment disaggregated by the Company's impairment method. There was no ACL for loans individually evaluated for impairment at either date as all potential losses were charged-off.

	September 30, 2014
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$5,431,203	$552,951	$5,984,154	$96,946	$134,403	$6,215,503

Recorded investment in loans
individually evaluated for impairment	13,871	12,405	26,276	—	618	26,894
	$5,445,074	$565,356	$6,010,430	$96,946	$135,021	$6,242,397

ACL for loans collectively
evaluated for impairment	$6,263	$2,323	$8,586	$400	$241	$9,227

	September 30, 2013
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$5,107,899	$634,705	$5,742,604	$57,603	$140,072	$5,940,279

Recorded investment in loans
individually evaluated for impairment	12,950	13,882	26,832	—	579	27,411
	$5,120,849	$648,587	$5,769,436	$57,603	$140,651	$5,967,690

ACL for loans collectively
evaluated for impairment	$5,771	$2,486	$8,257	$185	$380	$8,822

5. PREMISES AND EQUIPMENT, Net
A summary of the net carrying value of premises and equipment at September 30, 2014 and 2013 was as follows:

	2014	2013
	(Dollars in thousands)
Land	$11,041	$11,029
Building and improvements	76,029	73,199
Furniture, fixtures and equipment	41,365	43,268
	128,435	127,496
Less accumulated depreciation	57,905	57,384
	$70,530	$70,112

The Bank has entered into non-cancelable operating lease agreements with respect to banking premises and equipment. It is expected that many agreements will be renewed at expiration in the normal course of business. Rental expense was $1.1 million, $1.2 million, and $1.3 million for the years ended September 30, 2014, 2013, and 2012, respectively.

As of September 30, 2014, future minimum rental commitments, rounded to the nearest thousand, required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year were as follows:

2015	$995
2016	888
2017	814
2018	813
2019	718
Thereafter	3,761
$7,989

6. DEPOSITS and BORROWED FUNDS
Deposits - The amount of noninterest-bearing deposits was $167.0 million and $150.2 million as of September 30, 2014 and 2013, respectively. Certificates of deposit with a minimum denomination of $250 thousand were $402.1 million and $363.8 million as of September 30, 2014 and 2013, respectively. Deposits in excess of $250 thousand may not be fully insured by the Federal Deposit Insurance Corporation.

FHLB Borrowings - FHLB borrowings at September 30, 2014 consisted of $2.57 billion in fixed-rate FHLB advances and $800.0 million against the variable-rate FHLB line of credit. The line of credit is set to expire on November 20, 2015, at which time it is expected to be renewed automatically by the FHLB for a one year period. FHLB borrowings at September 30, 2013 consisted of $2.51 billion in fixed-rate FHLB advances.

During the fourth quarter of fiscal year 2014, the Bank implemented a leverage strategy ("daily leverage strategy") to increase earnings. The daily leverage strategy involves borrowing up to $2.10 billion against the Bank's FHLB line of credit and currently consists of two leverage tiers. The first tier of $800.0 million is intended to remain borrowed against the line of credit for an extended period of time. The second tier of $1.30 billion is borrowed in the first days of each quarter and paid off prior to each quarter end. The proceeds of the borrowings, net of the required FHLB stock holdings, is deposited at the Federal Reserve Bank of Kansas City.

FHLB advances at September 30, 2014 and 2013 were comprised of the following:

	2014	2013
	(Dollars in thousands)
Fixed-rate FHLB advances	$2,575,000	$2,525,000
Deferred prepayment penalty	(5,350)	(11,575)
Deferred gain on terminated interest rate swaps	27	113
	$2,569,677	$2,513,538

Weighted average contractual interest rate on FHLB advances	2.19%	2.33%
Weighted average effective interest rate on FHLB advances(1)	2.39	2.67

(1)
The effective rate includes the net impact of the amortization of deferred prepayment penalties related to the prepayment of certain FHLB advances and deferred gains related to the termination of interest rate swaps.

FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with the FHLB and certain securities. Per the FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of total Bank assets without the pre-approval of the FHLB president. In July 2014, the president of the FHLB approved an increase in the Bank's borrowing limit to 55% of total assets for one year. At September 30, 2014, the ratio of the par value of the Bank's FHLB borrowings to the Bank's total assets, as reported to the OCC, was 34%. During the fourth quarter of fiscal year 2014, the Bank's FHLB borrowings to the Bank's total assets was in excess of 40% due to the daily leverage strategy.

Repurchase Agreements - At September 30, 2014 and 2013, the Company had repurchase agreements outstanding in the amounts of $220.0 million and $320.0 million, with weighted average contractual rates of 3.08% and 3.43%, respectively. All of the Company's repurchase agreements at September 30, 2014 and 2013 were fixed-rate.

Maturity of Borrowed Funds and Certificates of Deposit - The following table presents the scheduled maturity of FHLB advances, at par, repurchase agreements, and certificates of deposit as of September 30, 2014:

	FHLB	Repurchase	Certificates
	Advances	Agreements	of Deposit
	Amount	Amount	Amount
	(Dollars in thousands)
2015	$600,000	$20,000	$1,269,331
2016	575,000	—	572,363
2017	500,000	—	351,939
2018	200,000	100,000	281,154
2019	200,000	—	56,827
Thereafter	500,000	100,000	552
	$2,575,000	$220,000	$2,532,166

7. INCOME TAXES
Income tax expense for the years ended September 30, 2014, 2013, and 2012 consisted of the following:

	2014	2013	2012
	(Dollars in thousands)
Current:
Federal	$32,137	$27,570	$32,353
State	3,215	2,963	3,044
	35,352	30,533	35,397
Deferred:
Federal	2,121	5,586	5,638
State	(15)	110	451
	2,106	5,696	6,089
	$37,458	$36,229	$41,486

The Company's effective tax rates were 32.5%, 34.3%, and 35.8% for the years ended September 30, 2014, 2013, and 2012, respectively. The differences between such effective rates and the statutory Federal income tax rate computed on income before income tax expense result from the following:

	2014		2013		2012
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Federal income tax expense
computed at statutory Federal rate	$40,303	35.0%	$36,949	35.0%	$40,600	35.0%
Increases (decreases) in taxes resulting from:
State taxes, net of Federal tax effect	3,200	2.8	3,073	2.9	3,495	3.0
Low income housing tax credits	(3,580)	(3.1)	(2,675)	(2.5)	(2,081)	(1.8)
ESOP related expenses, net	(1,550)	(1.4)	(347)	(0.3)	591	0.5
BOLI income	(698)	(0.6)	(519)	(0.5)	(517)	(0.4)
Other	(217)	(0.2)	(252)	(0.3)	(602)	(0.5)
	$37,458	32.5%	$36,229	34.3%	$41,486	35.8%

Deferred income taxes expense represents the change in deferred income tax assets and liabilities excluding the tax effects of the change in net unrealized gain (loss) on AFS securities and changes in the market value of restricted stock between the grant date and vesting date. The sources of these differences and the tax effect of each as of September 30, 2014, 2013, and 2012 were as follows:

	2014	2013	2012
	(Dollars in thousands)
Capitol Federal Foundation contribution	$3,768	$3,216	$5,422
ACL	(37)	982	1,617
Premises and equipment	(388)	1,365	629
FHLB stock dividends	(832)	866	1,650
Other, net	(405)	(733)	(3,229)
	$2,106	$5,696	$6,089

The components of the net deferred income tax liabilities as of September 30, 2014 and 2013 were as follows:

	2014	2013
	(Dollars in thousands)
Deferred income tax assets:
Capitol Federal Foundation contribution	$418	$4,186
ACL	1,301	1,264
Salaries and employee benefits	2,202	2,071
ESOP compensation	1,205	1,004
Other	4,252	4,179
Gross deferred income tax assets	9,378	12,704

Valuation allowance	(1,810)	(1,824)
Gross deferred income tax asset, net of valuation allowance	7,568	10,880

Deferred income tax liabilities:
FHLB stock dividends	20,512	21,344
Premises and equipment	4,627	5,015
Unrealized gain on AFS securities	4,246	4,417
Other	550	541
Gross deferred income tax liabilities	29,935	31,317

Net deferred tax liabilities	$22,367	$20,437

The Company assesses the available positive and negative evidence surrounding the recoverability of its deferred tax assets and applies its judgment in estimating the amount of valuation allowance necessary under the circumstances.  At both September 30, 2014 and 2013, the Company had a valuation allowance of $1.8 million related to the net operating losses generated by the Company's consolidated Kansas corporate income tax return. The companies included in the consolidated Kansas corporate income tax return are the holding company and Capitol Funds, Inc., as the Bank files a Kansas privilege tax return. Based on the nature of the operations of the holding company and Capitol Funds, Inc., management believes there will not be sufficient taxable income to fully utilize the deferred tax assets noted above; therefore, a valuation allowance has been recorded for the related amounts at September 30, 2014 and 2013.

Accounting Standard Codification ("ASC") 740 Income Taxes prescribes a process by which a tax position taken, or expected to be taken, on an income tax return is determined based upon the technical merits of the position, along with whether the tax position meets a more-likely-than-not-recognition threshold, to determine the amount, if any, of unrecognized tax benefits to recognize in the financial statements. Estimated penalties and interest related to unrecognized tax benefits are included in income tax expense in the consolidated statements of income. For the years ended September 30, 2014, 2013, and 2012, the Company's unrecognized tax benefits, estimated penalties and interest, and related activities were insignificant. The Company does not anticipate the total amount of unrecognized tax benefits to significantly change within the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and the state of Kansas, as well as other states where it has either established nexus under an economic nexus theory or has exceeded enumerated nexus thresholds based on the amount of interest income derived from sources within the state. In many cases, uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal and state examinations by tax authorities for fiscal years before 2011.

In September 2013, the Internal Revenue Service enacted final guidance regarding the deduction and capitalization of expenditures related to tangible property ("tangible property regulations").  The tangible property regulations clarify and expand sections 162(a) and 263(a) of the Internal Revenue Code which relate to amounts paid to acquire produce, or improve tangible property.  Additionally, the tangible property regulations provide final guidance under section 167 regarding accounting for and retirement of depreciable property and regulations under section 168 relating to the accounting for property under the Modified Accelerated Cost Recovery System.  The tangible property regulations affect all taxpayers that acquire, produce, or improve tangible property, which includes the Company, and generally apply to taxable years beginning on or after January 1, 2014, which will impact the fiscal year ending September 30, 2015 for the Company.  The Company has evaluated the tangible property regulations and has determined the regulations will not have a material impact on the Company's financial condition or results of operations.
8. ESOP
The ESOP trust acquired 3,024,574 shares (6,846,728 shares post-corporate reorganization) of common stock in the Company's initial public offering and 4,726,000 shares of common stock in the Company's corporate reorganization in December of 2010. Both acquisitions of common stock were made with proceeds from loans from the Company. The loans are secured by shares of the Company's stock purchased in each offering. The Bank has agreed to make cash contributions to the ESOP trust on an annual basis sufficient to enable the ESOP trust to make the required annual loan payments to the Company on September 30 of each year. The loan for the shares acquired in the initial public offering matured on September 30, 2013. The loan for the shares acquired in the corporate reorganization matures on September 30, 2040.

As annual loan payments are made on September 30, shares are released from collateral and allocated to qualified employees based on the proportion of their qualifying compensation to total qualifying compensation. On September 30, 2014, 165,198 shares were released from collateral.  On September 30, 2015, 165,198 shares will be released from collateral. As ESOP shares are committed to be released from collateral, the Company records compensation expense.  Dividends on unallocated ESOP shares are applied to the debt service payments of the loan secured by the unallocated shares. Dividends on unallocated ESOP shares in excess of the debt service payment are recorded as compensation expense and distributed to participants or participants' ESOP accounts.  Compensation expense related to the ESOP was $3.8 million for the year ended September 30, 2014, $9.7 million for the year ended September 30, 2013, and $6.7 million for the year ended September 30, 2012.  Of these amounts, $362 thousand, $3.7 million, and $3.4 million related to the difference between the market price of the Company's stock when the shares were acquired by the ESOP trust and the average market price of the Company's stock during the years ended September 30, 2014, 2013, and 2012, respectively. The amount included in compensation expense for dividends on unallocated ESOP shares in excess of the debt service payments was $1.7 million, $3.0 million, and $325 thousand for the years ended September 30, 2014, 2013, and 2012, respectively, which was related to the loan for the shares acquired in the corporate reorganization.

Shares may be withdrawn from the ESOP trust due to retirement, termination, or death of the participant. Additionally, a participant may begin to diversify at least 25% of their ESOP shares at age 50. The following is a summary of shares held in the ESOP trust as of September 30, 2014 and 2013:

	2014	2013
	(Dollars in thousands)
Allocated ESOP shares	4,923,349	4,892,642
Unreleased ESOP shares	4,295,148	4,460,346
Total ESOP shares	9,218,497	9,352,988

Fair value of unreleased ESOP shares	$50,769	$55,442

9. STOCK-BASED COMPENSATION
The Company has a Stock Option Plan, a Restricted Stock Plan, and an Equity Incentive Plan, all of which are considered share-based plans.

Stock Option Plans – The Company currently has two plans outstanding which provide for the granting of stock option awards, the 2000 Stock Option Plan and the 2012 Equity Incentive Plan. The objective of both plans is to provide additional incentive to certain officers, directors and key employees by facilitating their purchase of a stock interest in the Company. The total number of shares originally eligible to be granted as stock options under the 2000 Stock Option Plan was 8,558,411. At September 30, 2014, the 2000 Stock Option Plan still had 2,965,349 shares available for future grant; however the Company will not issue any additional stock option grants from this plan. The 2000 Stock Option Plan will expire in April 2015 and no additional grants may be made after expiration, but outstanding grants continue until they are individually vested, forfeited, or expire. All future grants will be awarded from the 2012 Equity Incentive Plan, which had 5,907,500 shares originally eligible to be granted as stock options. At September 30, 2014, the Company had 4,265,900 shares still available for future grants of stock options under the 2012 Equity Incentive Plan. This plan will expire in January 2027 and no additional grants may be made after expiration, but outstanding grants continue until they are individually vested, forfeited, or expire.

The Company may issue incentive and nonqualified stock options under the 2012 Equity Incentive Plan. The Company may also award stock appreciation rights, although to date no stock appreciation rights have been awarded. The incentive stock options expire no later than 10 years and the nonqualified stock options expire no later than 15 years from the date of grant. The vesting period of the options under the 2012 Equity Incentive Plan generally has ranged from three to five years. The option price cannot be less than the market value at the date of the grant as defined by each plan. The fair value of stock option grants is estimated on the date of the grant using the Black-Scholes option pricing model.

At September 30, 2014, the Company had 2,394,502 options outstanding with a weighted average exercise price of $13.02 per option and a weighted average contractual life of 7.6 years, and 1,520,863 options exercisable with a weighted average exercise price of $13.63 per option and a weighted average contractual life of 6.9 years. The exercise price may be paid in cash, shares of common stock, or a combination of both. New shares are issued by the Company upon the exercise of stock options.

Compensation expense attributable to stock option awards during the years ended September 30, 2014, 2013, and 2012 totaled $633 thousand, $792 thousand, and $369 thousand, respectively. The fair value of stock options vested during the years ended September 30, 2014, 2013, and 2012 was $646 thousand, $689 thousand, and $141 thousand, respectively. As of September 30, 2014, the total future compensation cost related to non-vested stock options not yet recognized in the consolidated statements of income was $976 thousand, net of estimated forfeitures, and the weighted average period over which these awards are expected to be recognized was 1.9 years.

Restricted Stock Plans – The Company currently has two plans outstanding which provide for the granting of restricted stock awards, the 2000 Recognition and Retention Plan and the 2012 Equity Incentive Plan. The objective of both plans is to enable the Company to retain personnel of experience and ability in key positions of responsibility. The total number of shares originally eligible to be granted as restricted stock under the 2000 Recognition and Retention Plan was 3,423,364. At September 30, 2014, the 2000 Recognition and Retention Plan still had 358,767 shares available for future restricted stock grants; however, the Company will not award any additional grants from this plan. The 2000 Recognition and Retention Plan will expire in April 2015 and no additional grants may be made after expiration, but outstanding grants continue until they are individually vested or forfeited. All future grants of restricted stock will be awarded from the 2012 Equity Incentive Plan, which had 2,363,000 shares originally eligible to be granted as restricted stock. At September 30, 2014, the Company had 1,823,850 shares available for future grants of restricted stock under the 2012 Equity Incentive Plan. This plan will expire in January 2027 and no additional grants may be made after expiration, but outstanding grants continue until they are individually vested or forfeited. The vesting period of the restricted stock awards under the 2012 Equity Incentive Plan generally has ranged from three to five years. At September 30, 2014, the Company had 280,625 unvested restricted stock shares with a weighted average grant date fair value of $11.95 per share.

Compensation expense is calculated based on the fair market value of the common stock at the date of the grant, as defined by the plans, and is recognized over the vesting time period. Compensation expense attributable to restricted stock awards during the years ended September 30, 2014, 2013, and 2012 totaled $1.5 million, $1.8 million, and $827 thousand, respectively. The fair value of restricted stock that vested during the years ended September 30, 2014, 2013, and 2012 totaled $1.5 million, $1.5 million, and $212 thousand, respectively. As of September 30, 2014 there was $2.4 million of unrecognized compensation cost related to unvested restricted stock to be recognized over a weighted average period of 1.9 years.

10. COMMITMENTS AND CONTINGENCIES
The following table summarizes the Bank's loan commitments as of September 30, 2014 and 2013:

	2014	2013
	(Dollars in thousands)
Originate fixed-rate	$48,475	$77,085
Originate adjustable-rate	15,937	17,997
Purchase/participate fixed-rate	54,752	95,247
Purchase/participate adjustable-rate	18,477	40,528
	$137,641	$230,857

Commitments to originate loans are commitments to lend to a customer. Commitments to purchase/participate in loans primarily represent commitments to purchase loans from correspondent lenders on a loan-by-loan basis. The Bank evaluates each borrower's creditworthiness on a case-by-case basis. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a rate lock fee. Some of the commitments are expected to expire without being fully drawn upon; therefore, the amount of total commitments disclosed above does not necessarily represent future cash requirements. As of September 30, 2014 and 2013, there were no significant loan-related commitments that met the definition of derivatives or commitments to sell mortgage loans. As of September 30, 2014 and 2013, the Bank had approved but unadvanced home equity lines of credit of $260.4 million and $262.7 million, respectively.

At September 30, 2014, the Bank had $10.4 million of agreements outstanding in connection with the remodeling of its Kansas City market area operations center.

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counterclaims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company's consolidated financial statements for the year ended September 30, 2014 or future periods.

11. REGULATORY CAPITAL REQUIREMENTS
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and, possibly additional discretionary, actions by regulators that, if undertaken, could have a material adverse effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

As of September 30, 2014 and 2013, the most recent regulatory guidelines categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum capital ratios as set forth in the table below. Management believes, as of September 30, 2014, that the Bank meets all capital adequacy requirements to which it is subject and there were no conditions or events subsequent to September 30, 2014 that would change the Bank's category. There are currently no regulatory capital requirements at the Company level.

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2014
Tier 1 leverage ratio	$1,299,365	13.2%	$394,945	4.0%	$493,682	5.0%
Tier 1 risk-based capital	1,299,365	33.0	157,674	4.0	236,511	6.0
Total risk-based capital	1,308,592	33.2	315,348	8.0	394,185	10.0

As of September 30, 2013
Tier 1 leverage ratio	$1,363,103	14.8%	$368,028	4.0%	$460,034	5.0%
Tier 1 risk-based capital	1,363,103	35.6	153,015	4.0	229,523	6.0
Total risk-based capital	1,371,925	35.9	306,030	8.0	382,538	10.0

Generally, savings institutions, such as the Bank, may make capital distributions during any calendar year equal to the earnings of the previous two calendar years and current year-to-date earnings.  It is generally required that the Bank remain well capitalized before and after the proposed distribution.  The Company's ability to pay dividends is dependent, in part, upon its ability to obtain capital distributions from the Bank. So long as the Bank continues to remain "well capitalized" after each capital distribution and operates in a safe and sound manner, it is management's belief that the regulators will continue to allow the Bank to distribute its net income to the Company, although no assurance can be given in this regard.

In conjunction with the Company's corporate reorganization in December 2010, a "liquidation account" was established for the benefit of certain depositors of the Bank in an amount equal to Capitol Federal Savings Bank MHC's ownership interest in the retained earnings of Capitol Federal Financial as of June 30, 2010. As of September 30, 2014, the balance of this liquidation account was $247.2 million. Under applicable federal banking regulations, neither the Company nor the Bank is permitted to pay dividends on its capital stock to its stockholders if stockholders' equity would be reduced below the amount of the liquidation account at that time.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair Value Measurements – The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures in accordance with ASC 820 and ASC 825. The Company did not have any liabilities that were measured at fair value at September 30, 2014 or 2013. The Company's AFS securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as OREO and loans individually evaluated for impairment. These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.

The Company groups its assets at fair value in three levels based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets.

•
Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•
Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company's own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models, and similar techniques. The results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability.

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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. The majority of the securities within the AFS portfolio were issued by GSEs. The Company primarily uses prices obtained from third party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third party pricing service when determining the fair value of its securities during the years ended September 30, 2014 and 2013. The Company's major security types, based on the nature and risks of the securities, are:

•
GSE Debentures - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for similar securities. (Level 2)

•
MBS - Estimated fair values are based on a discounted cash flow method. Cash flows are determined based on prepayment projections of the underlying mortgages and are discounted using current market yields for benchmark securities. (Level 2)

•
Municipal Bonds - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for securities with similar credit profiles. (Level 2)

•
Trust Preferred Securities - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking prepayment and underlying credit considerations into account. The discount rates are derived from secondary trades and bid/offer prices. (Level 3)

The following tables provide the level of valuation assumption used to determine the carrying value of the Company's assets measured at fair value on a recurring basis at the dates presented.

	September 30, 2014
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)(1)
	(Dollars in thousands)
AFS Securities:
GSE debentures	$549,755	$—	$549,755	$—
MBS	287,606	—	287,606	—
Municipal bonds	1,133	—	1,133	—
Trust preferred securities	2,296	—	—	2,296
	$840,790	$—	$838,494	$2,296

	September 30, 2013
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)(2)
	(Dollars in thousands)
AFS Securities:
GSE debentures	$702,228	$—	$702,228	$—
MBS	363,964	—	363,964	—
Municipal bonds	1,352	—	1,352	—
Trust preferred securities	2,423	—	—	2,423
	$1,069,967	$—	$1,067,544	$2,423

(1)
The Company's Level 3 AFS securities had no activity during the year ended September 30, 2014, except for principal repayments of $150 thousand and increases in net unrealized losses recognized in other comprehensive income. Increases in net unrealized losses included in other comprehensive income for the year ended September 30, 2014 were $16 thousand.

(2)
The Company's Level 3 AFS securities had no activity during the year ended September 30, 2013, except for principal repayments of $424 thousand and reductions in net unrealized losses recognized in other comprehensive income. Reductions in net unrealized losses included in other comprehensive income for the year ended September 30, 2013 were $276 thousand.

The following is a description of valuation methodologies used for significant assets measured at fair value on a non-recurring basis.

Loans Receivable – The balance of loans individually evaluated for impairment at September 30, 2014 and 2013 was $26.8 million and $27.3 million, respectively. Substantially all of these loans were secured by residential real estate and were individually evaluated to ensure that the carrying value of the loan was not in excess of the fair value of the collateral, less estimated selling costs. When no impairment is indicated, the carrying amount is considered to approximate fair value. Fair values were estimated through current appraisals or analyzed based on market indicators. Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3. Based on this evaluation, the Bank charged-off any loss amounts as of September 30, 2014 and 2013; therefore, there was no ACL related to these loans.

OREO – OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower-of-cost or fair value. Fair value is estimated through current appraisals or listing prices, less estimated selling costs. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3. The fair value of OREO at September 30, 2014 and 2013 was $4.1 million and $3.9 million, respectively.

The following tables provide the level of valuation assumptions used to determine the carrying value of the Company's assets measured at fair value on a non-recurring basis at the dates presented.

	September 30, 2014
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Loans individually evaluated for impairment	$26,828	$—	$—	$26,828
OREO	4,094	—	—	4,094
	$30,922	$—	$—	$30,922

	September 30, 2013
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Loans individually evaluated for impairment	$27,327	$—	$—	$27,327
OREO	3,882	—	—	3,882
	$31,209	$—	$—	$31,209

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

The carrying amounts and estimated fair values of the Company's financial instruments at September 30, 2014 and 2013 were as follows:

	2014		2013
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$810,840	$810,840	$113,886	$113,886
AFS securities	840,790	840,790	1,069,967	1,069,967
HTM securities	1,552,699	1,571,524	1,718,023	1,741,846
Loans receivable	6,233,170	6,429,840	5,958,868	6,132,239
FHLB stock	213,054	213,054	128,530	128,530
Liabilities:
Deposits	4,655,272	4,674,268	4,611,446	4,646,263
FHLB borrowings	3,369,677	3,423,547	2,513,538	2,599,749
Repurchase agreements	220,000	227,539	320,000	333,749

The following methods and assumptions were used to estimate the fair value of the financial instruments:

Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents are considered to approximate their fair value due to the nature of the financial assets. (Level 1)

HTM Securities - Estimated fair values of securities are based on one of three methods: (1) quoted market prices where available; (2) quoted market prices for similar instruments if quoted market prices are not available; (3) unobservable data that represents the Bank's assumptions about items that market participants would consider in determining fair value where no market data is available. HTM securities are carried at amortized cost. (Level 2)

Loans Receivable - The fair value of one- to four-family mortgages and home equity loans are generally estimated using the present value of expected future cash flows, assuming future prepayments and using discount factors determined by prices obtained from securitization markets, less a discount for the cost of servicing and lack of liquidity. The estimated fair value of the Bank's multi-family, commercial, and consumer loans are based on the expected future cash flows assuming future prepayments and discount factors based on current offering rates. (Level 3)

FHLB stock - The carrying value and estimated fair value of FHLB stock equals cost, which is based on redemption at par value. (Level 1)

Deposits - The estimated fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date. The estimated fair value of these deposits at September 30, 2014 and 2013 was $2.12 billion and $2.07 billion, respectively. (Level 1) The fair value of certificates of deposit is estimated by discounting future cash flows using current London Interbank Offered Rates ("LIBOR"). The estimated fair value of certificates of deposit at September 30, 2014 and 2013 was $2.55 billion and $2.58 billion, respectively. (Level 2)

FHLB borrowings and Repurchase Agreements - The fair value of fixed-maturity borrowed funds is estimated by discounting estimated future cash flows using current offer rates. (Level 2) The carrying value of FHLB line of credit is considered to approximate its fair value due to the nature of the financial liability. (Level 1)

13. SUBSEQUENT EVENTS
In preparing these financial statements, management has evaluated events occurring subsequent to September 30, 2014, for potential recognition and disclosure. There have been no material events or transactions which would require adjustments to the consolidated financial statements at September 30, 2014.
14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table presents summarized quarterly data for each of the years indicated for the Company.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(Dollars and counts in thousands, except per share amounts)
2014
Total interest and dividend income	$72,234	$71,857	$71,921	$74,234	$290,246
Net interest and dividend income	44,245	45,727	46,198	47,973	184,143
Provision for credit losses	515	160	307	427	1,409
Net income	17,813	19,688	19,983	20,210	77,694
Basic EPS	0.12	0.14	0.14	0.15	0.56
Diluted EPS	0.12	0.14	0.14	0.15	0.56
Dividends declared per share	0.505	0.075	0.325	0.075	0.98
Average number of basic shares outstanding	142,882	139,489	138,332	137,047	139,440
Average number of diluted shares outstanding	142,883	139,489	138,334	137,051	139,442

2013
Total interest and dividend income	$77,676	$74,980	$73,675	$72,223	$298,554
Net interest and dividend income	45,630	44,320	44,404	43,806	178,160
Provision for credit losses	233	—	(800)	(500)	(1,067)
Net income	17,563	17,715	17,995	16,067	69,340
Basic EPS	0.12	0.12	0.13	0.11	0.48
Diluted EPS	0.12	0.12	0.13	0.11	0.48
Dividends declared per share	0.775	0.075	0.075	0.075	1.00
Average number of basic shares outstanding	147,883	145,382	143,263	142,856	144,847
Average number of diluted shares outstanding	147,883	145,382	143,263	142,858	144,848

15. PARENT COMPANY FINANCIAL INFORMATION (PARENT COMPANY ONLY)
The Company serves as the holding company for the Bank (see "Note 1 – Summary of Significant Accounting Policies"). The Company's (parent company only) balance sheets at the dates presented, and the related statements of income and cash flows for each of the years presented are as follows:

BALANCE SHEETS
September 30, 2014 and 2013
(Dollars in thousands, except per share amounts)

	2014	2013
ASSETS:
Cash and cash equivalents	$139,540	$207,012
Investment in the Bank	1,306,351	1,370,426
Note receivable - ESOP	46,140	47,260
Other assets	484	282
Income taxes receivable	3,618	3,031
Deferred income tax assets	393	4,186
TOTAL ASSETS	$1,496,526	$1,632,197

LIABILITIES:
Accounts payable and accrued expenses	$3,644	$71

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 140,951,203 and 147,840,268
shares issued and outstanding as of September 30, 2014 and 2013, respectively	1,410	1,478
Additional paid-in capital	1,180,732	1,235,781
Unearned compensation - ESOP	(42,951)	(44,603)
Retained earnings	346,705	432,203
AOCI, net of tax	6,986	7,267
Total stockholders' equity	1,492,882	1,632,126
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,496,526	$1,632,197

STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 2014, 2013 and 2012
(Dollars in thousands)

	2014	2013	2012

INTEREST AND DIVIDEND INCOME:
Dividend income from the Bank	$145,276	$70,512	$88,871
Interest income from other investments	2,004	2,328	2,835
Interest income from securities	—	62	1,062
Total interest and dividend income	147,280	72,902	92,768
NON-INTEREST EXPENSE:
Salaries and employee benefits	774	857	838
Regulatory and outside services	248	473	276
Other non-interest expense	606	648	694
Total non-interest expense	1,628	1,978	1,808
INCOME BEFORE INCOME TAX EXPENSE AND EQUITY IN
EXCESS OF DISTRIBUTION OVER EARNINGS OF SUBSIDIARY	145,652	70,924	90,960
INCOME TAX EXPENSE	132	144	731
INCOME BEFORE EQUITY IN EXCESS OF
DISTRIBUTION OVER EARNINGS OF SUBSIDIARY	145,520	70,780	90,229
EQUITY IN EXCESS OF DISTRIBUTION
OVER EARNINGS OF SUBSIDIARY	(67,826)	(1,440)	(15,716)
NET INCOME	$77,694	$69,340	$74,513

STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2014, 2013 and 2012
(Dollars in thousands)

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$77,694	$69,340	$74,513
Adjustments to reconcile net income to net cash provided by
operating activities:
Equity in excess of distribution over earnings of subsidiary	67,826	1,440	15,716
Depreciation of equipment	2	—	—
Amortization/accretion of premiums/discounts	—	74	2,196
Other, net	—	263	1,549
Provision for deferred income taxes	3,768	3,216	5,422
Changes in:
Other assets	166	(198)	(9)
Income taxes receivable/payable	(562)	(220)	(2,160)
Accounts payable and accrued expenses	(12)	(27)	33
Net cash flows provided by operating activities	148,882	73,888	97,260

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of AFS securities	—	60,000	300,000
Principal collected on notes receivable from ESOP	1,120	2,827	2,672
Purchase of equipment	(370)	—	—
Net cash flows provided by investing activities	750	62,827	302,672

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payment from subsidiary related to restricted stock awards	243	34	6,128
Dividends paid	(138,172)	(146,824)	(63,768)
Repurchase of common stock	(79,633)	(91,573)	(146,781)
Stock options exercised	458	12	36
Net cash flows used in financing activities	(217,104)	(238,351)	(204,385)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(67,472)	(101,636)	195,547

CASH AND CASH EQUIVALENTS:
Beginning of year	207,012	308,648	113,101
End of year	$139,540	$207,012	$308,648

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of September 30, 2014.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2014, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Internal Controls Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, the "Act"). The Company's internal control system is a process designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.

The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or untimely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the Company's financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial reporting. Further, because of changes in conditions, the effectiveness of any system of internal control may vary over time. The design of any internal control system also factors in resource constraints and consideration for the benefit of the control relative to the cost of implementing the control. Because of these inherent limitations in any system of internal control, management cannot provide absolute assurance that all control issues and instances of fraud within the Company have been detected.

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (1992). Management has concluded that the Company maintained an effective system of internal control over financial reporting based on these criteria as of September 30, 2014.

The Company's independent registered public accounting firm, Deloitte & Touche LLP, who audited the consolidated financial statements included in the Company's annual report, has issued an audit report on the Company's internal control over financial reporting as of September 30, 2014 and it is included in Item 8.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information required by this item concerning the Company's directors and compliance with Section 16(a) of the Act is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2015, a copy of which will be filed not later than 120 days after the close of the fiscal year.
Pursuant to General Instruction G(3), information concerning executive officers of the Company is included in Part I, under the caption "Executive Officers of the Registrant" of this Form 10-K.

Information required by this item regarding the audit committee of the Company's Board of Directors, including information regarding the audit committee financial experts serving on the committee, is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2015, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Code of Ethics
We have adopted a written code of ethics within the meaning of Item 406 of SEC Regulation S-K that applies to our principal executive officer and senior financial officers, and to all of our other employees and our directors, a copy of which is available free of charge by contacting James Wempe, Investor Relations Officer, at (785) 270-6055, or from our internet website (www.capfed.com).

Item 11.  Executive Compensation
Information required by this item concerning compensation is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2015, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2015, a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table sets forth information as of September 30, 2014 with respect to compensation plans under which shares of our common stock may be issued.

Equity Compensation Plan Information
Number of Shares
Remaining Available
for Future Issuance
	Number of Shares		Under Equity
	to be issued upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Shares
	Outstanding Options,	Outstanding Options,	Reflected in the
Plan Category	Warrants and Rights	Warrants and Rights	First Column)
Equity compensation plans
approved by stockholders	2,394,502	$13.02	9,413,866	(1)
Equity compensation plans not
approved by stockholders	N/A	N/A	N/A
	2,394,502	$13.02	9,413,866

(1)
This amount includes 358,767 shares available for future grants of restricted stock under the 2000 Recognition and Retention Plan, and 1,823,850 shares available for future grants of restricted stock under the 2012 Equity Incentive Plan.  The Company intends to award all future grants of restricted stock from the 2012 Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item concerning certain relationships, related transactions and director independence is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2015, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Principal Accountant Fees and Services
Information required by this item concerning principal accountant fees and services is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2015, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)     The following is a list of documents filed as part of this report:
(1)  Financial Statements:

The following financial statements are included under Part II, Item 8 of this Form 10-K:
1.Report of Independent Registered Public Accounting Firm.
2.Consolidated Balance Sheets as of September 30, 2014 and 2013.
3.Consolidated Statements of Income for the Years Ended September 30, 2014, 2013, and
2012.
4.Consolidated Statements of Comprehensive Income for the Years Ended September 30,
2014, 2013, and 2012.
5.Consolidated Statements of Stockholders' Equity for the Years Ended September 30,
2014, 2013, and 2012.
6.Consolidated Statements of Cash Flows for the Years Ended September 30, 2014, 2013,
and 2012.
7.Notes to Consolidated Financial Statements for the Years Ended September 30, 2014,
2013, and 2012.

(2)  Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(3)  Exhibits:
See "Index to Exhibits."

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: November 26, 2014	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ John B. Dicus	By:	/s/ Reginald L. Robinson
	John B. Dicus, Chairman, President		Reginald L. Robinson, Director
	and Chief Executive Officer		Date: November 26, 2014
(Principal Executive Officer)
	Date: November 26, 2014	By:	/s/ Michael T. McCoy, M.D.
Michael T. McCoy, M.D., Director
By:	/s/ Kent G. Townsend		Date: November 26, 2014
Kent G. Townsend, Executive Vice President,
	Chief Financial Officer and Treasurer	By:	/s/ James G. Morris
	(Principal Financial Officer)		James G. Morris, Director
	Date: November 26, 2014		Date: November 26, 2014

By:	/s/ Jeffrey R. Thompson	By:	/s/ Marilyn S. Ward
	Jeffrey R. Thompson, Director		Marilyn S. Ward, Director
	Date: November 26, 2014		Date: November 26, 2014

By:	/s/ Jeffrey M. Johnson	By:	/s/ Tara D. Van Houweling
	Jeffrey M. Johnson, Director		Tara D. Van Houweling, First Vice President
	Date: November 26, 2014		and Reporting Director
(Principal Accounting Officer)
By:	/s/ Morris J. Huey II		Date: November 26, 2014
Morris J. Huey II, Director
Date: November 26, 2014

INDEX TO EXHIBITS

Exhibit Number	Document
3(i)
Charter of Capitol Federal Financial, Inc., as filed on May 6, 2010, as Exhibit 3(i) to Capitol Federal Financial, Inc.'s Registration Statement on Form S-1 (File No. 333-166578) and incorporated herein by reference

3(ii)
Bylaws of Capitol Federal Financial, Inc. as filed on May 6, 2010, as Exhibit 3(ii) to Capitol Federal Financial Inc.'s Registration Statement on Form S-1 (File No. 333-166578) and incorporated herein by reference

10.1(i)
Capitol Federal Financial, Inc.'s Employee Stock Ownership Plan, as amended, filed on May 10, 2011 as Exhibit 10.1(ii) to the March 31, 2011 Form 10-Q for Capitol Federal Financial, Inc., and incorporated herein by reference

10.1(ii)
Form of Change of Control Agreement with each of John B. Dicus, Kent G. Townsend, and Rick C. Jackson filed on January 20, 2011 as Exhibit 10.1 to the Registrant's Current Report on Form 8-K and incorporated herein by reference

10.1(iii)
Form of Change of Control Agreement with each of Natalie G. Haag and Carlton A. Ricketts filed on November 29, 2012 as Exhibit 10.1(iv) to the Registrant's Annual Report on Form 10-K and incorporated herein by reference

10.1(iv)	Form of Change of Control Agreement with Frank H. Wright filed on November 29, 2013 as Exhibit 10.1(v) to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.2
Capitol Federal Financial's 2000 Stock Option and Incentive Plan (the "Stock Option Plan") filed on April 13, 2000 as Appendix A to Capitol Federal Financial's Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference

10.3
Capitol Federal Financial's 2000 Recognition and Retention Plan filed on April 13, 2000 as Appendix B to Capitol Federal Financial's Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference

10.4
Capitol Federal Financial Deferred Incentive Bonus Plan, as amended, filed on May 5, 2009 as Exhibit 10.4 to the March 31, 2009 Form 10-Q for Capitol Federal Financial and incorporated herein by reference

10.5
Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference

10.6
Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference

10.7
Form of Restricted Stock Agreement under the Recognition and Retention Plan filed on February 4, 2005 as Exhibit 10.7 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference

10.8	Description of Named Executive Officer Salary and Bonus Arrangements
10.9	Description of Director Fee Arrangements filed on August 1, 2014 as Exhibit 10.9 to the Registrant's June 30, 2014 Form 10-Q and incorporated herein by reference
10.10	Short-term Performance Plan filed on August 4, 2011 as Exhibit 10.10 to the Registrant's June 30, 2011 Form 10-Q and incorporated herein by reference
10.11
Capitol Federal Financial, Inc. 2012 Equity Incentive Plan (the "Equity Incentive Plan") filed on December 22, 2011 as Appendix A to Capitol Federal Financial, Inc.'s Proxy Statement (File No. 001-34814) and incorporated herein by reference

10.12	Form of Incentive Stock Option Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.12 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
10.13
Form of Non-Qualified Stock Option Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.13 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference

10.14
Form of Stock Appreciation Right Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.14 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference

10.15	Form of Restricted Stock Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.15 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
11	Calculations of Basic and Diluted EPS (See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2 – Earnings Per Share")

14	Code of Ethics*
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer, and Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer

101
The following information from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the SEC on November 26, 2014, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at September 30, 2014 and 2013, (ii) Consolidated Statements of Income for the fiscal years ended September 30, 2014, 2013, and 2012, (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended September 30, 2014, 2013, and 2012, (iv) Consolidated Statement of Stockholders' Equity for the fiscal years ended September 30, 2014, 2013, and 2012, (v) Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2014, 2013, and 2012, and (vi) Notes to the Unaudited Consolidated Financial Statements

*May be obtained free of charge from the Registrant's Investor Relations Officer by calling (785) 270-6055 or from the Registrant's internet website at www.capfed.com.