Form 10-Q
period 2014-12-31
Capitol Federal Financial Inc
filed 2015-02-04
CIK 1490906

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
_________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
or
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
(785) 235-1341
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer, large accelerated filer, and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of January 23, 2015, there were 140,653,358 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except per share amounts)

	December 31,	September 30,
	2014	2014
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $180,257 and $799,340)	$208,642	$810,840
Securities:
Available-for-sale ("AFS"), at estimated fair value (amortized cost of $764,850 and $829,558)	777,329	840,790
Held-to-maturity ("HTM"), at amortized cost (estimated fair value of $1,498,096 and $1,571,524)	1,472,914	1,552,699
Loans receivable, net (allowance for credit losses ("ACL") of $9,297 and $9,227)	6,261,619	6,233,170
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	121,306	213,054
Premises and equipment, net	70,997	70,530
Other assets	143,549	143,945
TOTAL ASSETS	$9,056,356	$9,865,028

LIABILITIES:
Deposits	$4,705,012	$4,655,272
FHLB borrowings	2,570,946	3,369,677
Repurchase agreements	220,000	220,000
Advance payments by borrowers for taxes and insurance	23,698	58,105
Income taxes payable	9,210	368
Deferred income tax liabilities, net	23,445	22,367
Accounts payable and accrued expenses	38,116	46,357
Total liabilities	7,590,427	8,372,146

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 140,653,358 and 140,951,203
shares issued and outstanding as of December 31, 2014 and September 30, 2014, respectively	1,407	1,410
Additional paid-in capital	1,178,885	1,180,732
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(42,538)	(42,951)
Retained earnings	320,413	346,705
Accumulated other comprehensive income ("AOCI"), net of tax	7,762	6,986
Total stockholders' equity	1,465,929	1,492,882
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,056,356	$9,865,028

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended
	December 31,
	2014	2013
INTEREST AND DIVIDEND INCOME:
Loans receivable	$58,619	$56,948
Mortgage-backed securities ("MBS")	10,001	11,962
Investment securities	1,675	2,066
FHLB stock	3,181	1,196
Cash and cash equivalents	1,424	62
Total interest and dividend income	74,900	72,234
INTEREST EXPENSE:
FHLB borrowings	16,988	16,863
Deposits	8,145	8,323
Repurchase agreements	1,731	2,803
Total interest expense	26,864	27,989
NET INTEREST INCOME	48,036	44,245
PROVISION FOR CREDIT LOSSES	173	515
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	47,863	43,730
NON-INTEREST INCOME:
Retail fees and charges	3,783	3,810
Insurance commissions	549	558
Loan fees	374	450
Income from bank-owned life insurance ("BOLI")	316	338
Other non-interest income	235	344
Total non-interest income	5,257	5,500
NON-INTEREST EXPENSE:
Salaries and employee benefits	10,477	10,726
Information technology and communications	2,568	2,292
Occupancy, net	2,419	2,549
Low income housing partnerships	1,546	1,096
Deposit and loan transaction costs	1,374	1,387
Federal insurance premium	1,282	1,083
Regulatory and outside services	1,296	1,396
Advertising and promotional	889	1,006
Other non-interest expense	1,291	1,252
Total non-interest expense	23,142	22,787
INCOME BEFORE INCOME TAX EXPENSE	29,978	26,443
INCOME TAX EXPENSE	9,506	8,630
NET INCOME	$20,472	$17,813

Basic earnings per share ("EPS")	$0.15	$0.12
Diluted EPS	$0.15	$0.12
Dividends declared per share	$0.34	$0.51

Basic weighted average common shares	136,087,882	142,881,977
Diluted weighted average common shares	136,115,684	142,883,041

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	December 31,
	2014	2013
Net income	$20,472	$17,813
Other comprehensive income (loss), net of tax:
Changes in unrealized holding gains/(losses) on AFS securities, net of deferred income tax (benefits) expenses of $(471) and $1,642
for the three months ended December 31, 2014 and 2013, respectively	776	(2,700)
Comprehensive income	$21,248	$15,113

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)

		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at October 1, 2014	$1,410	$1,180,732	$(42,951)	$346,705	$6,986	$1,492,882
Net income				20,472		20,472
Other comprehensive income, net of tax					776	776
ESOP activity, net		105	413			518
Restricted stock activity, net		34				34
Stock-based compensation		516				516
Repurchase of common stock	(3)	(2,532)		(1,088)		(3,623)
Stock options exercised		30				30
Dividends on common stock to
stockholders ($0.34 per share)				(45,676)		(45,676)
Balance at December 31, 2014	$1,407	$1,178,885	$(42,538)	$320,413	$7,762	$1,465,929

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,472	$17,813
Adjustments to reconcile net income to net cash provided by
operating activities:
FHLB stock dividends	(3,181)	(1,196)
Provision for credit losses	173	515
Originations of loans receivable held-for-sale ("LHFS")	—	(906)
Proceeds from sales of LHFS	—	1,453
Amortization and accretion of premiums and discounts on securities	1,427	1,511
Depreciation and amortization of premises and equipment	1,680	1,539
Amortization of deferred amounts related to FHLB advances, net	1,269	2,080
Common stock committed to be released for allocation - ESOP	518	510
Stock-based compensation	516	548
Changes in:
Other assets, net	833	851
Income taxes payable/receivable	9,483	8,335
Accounts payable and accrued expenses	(4,291)	(7,950)
Net cash provided by operating activities	28,899	25,103

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	—	(24,768)
Purchase of HTM securities	(810)	(30,896)
Proceeds from calls, maturities and principal reductions of AFS securities	64,676	96,656
Proceeds from calls, maturities and principal reductions of HTM securities	79,200	79,068
Proceeds from the redemption of FHLB stock	97,179	3,350
Purchases of FHLB stock	(2,250)	(2,719)
Net increase in loans receivable	(30,075)	(66,776)
Purchases of premises and equipment	(2,536)	(2,510)
Proceeds from sales of other real estate owned ("OREO")	1,040	1,180
Net cash provided by investing activities	206,424	52,585

		(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	December 31,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(45,676)	(72,279)
Deposits, net of withdrawals	49,740	9,462
Proceeds from borrowings	1,550,000	250,000
Repayments on borrowings	(2,350,000)	(250,000)
Change in advance payments by borrowers for taxes and insurance	(34,407)	(33,462)
Repurchase of common stock	(7,208)	(7,029)
Stock options exercised	30	399
Net cash used in financing activities	(837,521)	(102,909)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(602,198)	(25,221)

CASH AND CASH EQUIVALENTS:
Beginning of period	810,840	113,886
End of period	$208,642	$88,665

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$23	$296
Interest payments	$25,989	$26,738

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Loans transferred to OREO	$1,453	$840

See accompanying notes to consolidated financial statements.		(Concluded)

Notes to Consolidated Financial Statements (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The consolidated financial statements include the accounts of Capitol Federal® Financial, Inc. (the "Company") and its wholly-owned subsidiary, Capitol Federal Savings Bank (the "Bank"). The Bank has a wholly-owned subsidiary, Capitol Funds, Inc. Capitol Funds, Inc. has a wholly-owned subsidiary, Capitol Federal Mortgage Reinsurance Company. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the Securities and Exchange Commission ("SEC"). Interim results are not necessarily indicative of results for a full year.

Recent Accounting Pronouncements - In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The ASU provides recognition, measurement, and disclosure guidance for certain obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. ASU 2013-04 is effective for fiscal years beginning after December 15, 2013, which was October 1, 2014 for the Company, and should be applied retrospectively. The adoption of this ASU did not have a material impact on the Company's consolidated financial condition or result of operations when adopted.

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

	For the Three Months Ended
	December 31,
	2014	2013
	(Dollars in thousands, except per share amounts)
Net income	$20,472	$17,813
Income allocated to participating securities	(42)	(50)
Net income available to common stockholders	$20,430	$17,763

Average common shares outstanding	136,087,433	142,881,528
Average committed ESOP shares outstanding	449	449
Total basic average common shares outstanding	136,087,882	142,881,977

Effect of dilutive stock options	27,802	1,064

Total diluted average common shares outstanding	136,115,684	142,883,041

Net EPS:
Basic	$0.15	$0.12
Diluted	$0.15	$0.12

Antidilutive stock options, excluded
from the diluted average common shares
outstanding calculation	1,246,761	2,403,917

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS and HTM securities at the dates presented. The majority of the MBS and investment securities portfolios are composed of securities issued by United States Government-Sponsored Enterprises ("GSEs").

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$504,802	$364	$3,896	$501,270
MBS	257,080	16,317	37	273,360
Trust preferred securities	2,477	—	280	2,197
Municipal bonds	491	11	—	502
	764,850	16,692	4,213	777,329
HTM:
MBS	1,437,871	31,432	6,661	1,462,642
Municipal bonds	35,043	452	41	35,454
	1,472,914	31,884	6,702	1,498,096
	$2,237,764	$48,576	$10,915	$2,275,425

	September 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$554,811	$413	$5,469	$549,755
MBS	271,138	16,640	172	287,606
Trust preferred securities	2,493	—	197	2,296
Municipal bonds	1,116	17	—	1,133
	829,558	17,070	5,838	840,790
HTM:
MBS	1,514,941	31,130	12,935	1,533,136
Municipal bonds	37,758	654	24	38,388
	1,552,699	31,784	12,959	1,571,524
	$2,382,257	$48,854	$18,797	$2,412,314

The following tables summarize the estimated fair value and gross unrealized losses of those securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	December 31, 2014
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	$24,705	$120	$379,866	$3,776
MBS	10,245	37	—	—
Trust preferred securities	—	—	2,197	280
	$34,950	$157	$382,063	$4,056

HTM:
MBS	$151,891	$600	$330,294	$6,061
Municipal bonds	6,747	33	734	8
	$158,638	$633	$331,028	$6,069

	September 30, 2014
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	$70,666	$209	$403,389	$5,260
MBS	18,571	172	—	—
Trust preferred securities	—	—	2,296	197
	$89,237	$381	$405,685	$5,457

HTM:
MBS	$353,344	$2,194	$409,275	$10,741
Municipal bonds	4,688	19	739	5
	$358,032	$2,213	$410,014	$10,746

The unrealized losses at December 31, 2014 were primarily a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. The impairment is also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities, nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity. As a result of the analysis, management does not believe any other-than-temporary impairments existed at December 31, 2014.

The amortized cost and estimated fair value of debt securities as of December 31, 2014, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer.

	AFS		HTM
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
One year or less	$—	$—	$2,596	$2,605
One year through five years	505,293	501,772	22,159	22,547
Five years through ten years	—	—	10,288	10,302
Ten years and thereafter	2,477	2,197	—	—
	507,770	503,969	35,043	35,454
MBS	257,080	273,360	1,437,871	1,462,642
	$764,850	$777,329	$1,472,914	$1,498,096

The following table presents the taxable and non-taxable components of interest income on investment securities for the periods presented.

	For the Three Months Ended
	December 31,
	2014	2013
	(Dollars in thousands)
Taxable	$1,473	$1,807
Non-taxable	202	259
	$1,675	$2,066

The following table summarizes the amortized cost and estimated fair value of securities pledged as collateral as of the dates presented.

	December 31, 2014		September 30, 2014
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
FHLB borrowings	$466,213	$469,621	$487,736	$488,368
Public unit deposits	280,674	284,027	282,464	284,251
Repurchase agreements	239,890	249,276	239,922	247,306
Federal Reserve Bank	24,242	25,316	25,969	27,067
	$1,011,019	$1,028,240	$1,036,091	$1,046,992

4. LOANS RECEIVABLE and ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at the dates presented is summarized as follows:

	December 31, 2014	September 30, 2014
	(Dollars in thousands)
Real estate loans:
One- to four-family	$5,997,922	$5,972,031
Multi-family and commercial	104,222	75,677
Construction	80,117	106,790
Total real estate loans	6,182,261	6,154,498

Consumer loans:
Home equity	130,504	130,484
Other	4,486	4,537
Total consumer loans	134,990	135,021

Total loans receivable	6,317,251	6,289,519

Less:
Undisbursed loan funds	52,512	52,001
ACL	9,297	9,227
Discounts/unearned loan fees	23,468	23,687
Premiums/deferred costs	(29,645)	(28,566)
	$6,261,619	$6,233,170

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

One- to four-family loans - Full documentation to support an applicant's credit and income, and sufficient funds to cover all applicable fees and reserves at closing, are required on all loans. Loans are underwritten according to the "ability to repay" and "qualified mortgage" standards, as issued by the Consumer Financial Protection Bureau ("CFPB"). Properties securing one- to four-family loans are appraised by either staff appraisers or fee appraisers, both of which are independent of the loan origination function and approved by our Board of Directors.

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

Multi-family and commercial loans - The Bank's multi-family, commercial real estate, and related construction loans are originated by the Bank or are in participation with a lead bank. These loans are granted based on the income producing potential of the property and the financial strength of the borrower and/or guarantor. At the time of origination, loan-to-value ("LTV") ratios on multi-family, commercial real estate, and related construction loans generally cannot exceed 80% of the appraised value of the property securing the loans. The net operating income, which is the income derived from the operation of the property less all operating expenses, must generally be in excess of the required payments related to the outstanding debt at the time of origination. The Bank generally requires personal guarantees from the borrowers covering a portion of the debt in addition to the security property as collateral for these loans. Appraisals on properties securing these loans are performed by independent state certified fee appraisers.

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

The following tables present the recorded investment, by class, in loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, total current loans, and total recorded investment at the dates presented. The recorded investment in loans is defined as the unpaid principal balance of a loan (net of unadvanced funds related to loans in process), less charge-offs and inclusive of unearned loan fees and deferred costs. At December 31, 2014 and September 30, 2014, all loans 90 or more days delinquent were on nonaccrual status.

	December 31, 2014
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family loans - originated	$17,874	$8,784	$26,658	$5,456,306	$5,482,964
One- to four-family loans - purchased	10,166	7,250	17,416	530,641	548,057
Multi-family and commercial loans	—	—	—	104,905	104,905
Consumer - home equity	916	354	1,270	129,234	130,504
Consumer - other	29	28	57	4,429	4,486
	$28,985	$16,416	$45,401	$6,225,515	$6,270,916

	September 30, 2014
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family loans - originated	$15,396	$8,566	$23,962	$5,421,112	$5,445,074
One- to four-family loans - purchased	7,937	7,190	15,127	550,229	565,356
Multi-family and commercial loans	—	—	—	96,946	96,946
Consumer - home equity	770	397	1,167	129,317	130,484
Consumer - other	69	13	82	4,455	4,537
	$24,172	$16,166	$40,338	$6,202,059	$6,242,397

The following table presents the recorded investment, by class, in loans classified as nonaccrual at the dates presented.

	December 31, 2014	September 30, 2014
	(Dollars in thousands)
One- to four-family loans - originated	$18,864	$16,546
One- to four-family loans - purchased	8,151	7,940
Multi-family and commercial loans	—	—
Consumer - home equity	445	442
Consumer - other	40	13
	$27,500	$24,941

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

	December 31, 2014		September 30, 2014
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family - originated	$16,395	$31,232	$20,068	$29,151
One- to four-family - purchased	2,097	10,888	2,738	11,470
Multi-family and commercial	—	—	—	—
Consumer - home equity	85	1,047	146	887
Consumer - other	—	39	5	13
	$18,577	$43,206	$22,957	$41,521

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

	December 31, 2014		September 30, 2014
	Credit Score	LTV	Credit Score	LTV
One- to four-family - originated	764	65%	764	65%
One- to four-family - purchased	749	66	749	66
Consumer - home equity	751	18	751	18
	762	64	762	64

Troubled Debt Restructurings ("TDRs") - The following tables present the recorded investment prior to restructuring and immediately after restructuring in all loans restructured during the periods presented. These tables do not reflect the recorded investment at the end of the periods indicated. Any increase in the recorded investment at the time of the restructuring was generally due to the capitalization of delinquent interest and/or escrow balances.

	For the Three Months Ended
	December 31, 2014
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family loans - originated	43	$5,324	$5,372
One- to four-family loans - purchased	2	266	268
Multi-family and commercial loans	—	—	—
Consumer - home equity	4	64	65
Consumer - other	3	12	12
	52	$5,666	$5,717

	For the Three Months Ended
	December 31, 2013
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family loans - originated	38	$3,825	$3,853
One- to four-family loans - purchased	2	198	198
Multi-family and commercial loans	—	—	—
Consumer - home equity	4	65	66
Consumer - other	—	—	—
	44	$4,088	$4,117

The following table provides information on TDRs restructured within the last 12 months that became delinquent during the periods presented.

	For the Three Months Ended
	December 31, 2014		December 31, 2013
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
One- to four-family loans - originated	19	$1,757	11	$816
One- to four-family loans - purchased	2	268	2	338
Multi-family and commercial loans	—	—	—	—
Consumer - home equity	1	15	—	—
Consumer - other	1	5	—	—
	23	$2,045	13	$1,154

Impaired loans - The following information pertains to impaired loans, by class, as of the dates presented. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.

	December 31, 2014			September 30, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	ACL	Investment	Balance	ACL
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$14,163	$14,795	$—	$13,871	$14,507	$—
One- to four-family - purchased	11,814	14,049	—	12,405	14,896	—
Multi-family and commercial	—	—	—	—	—	—
Consumer - home equity	520	796	—	605	892	—
Consumer - other	24	41	—	13	22	—
	26,521	29,681	—	26,894	30,317	—
With an allowance recorded
One- to four-family - originated	26,475	26,580	197	23,675	23,767	107
One- to four-family - purchased	1,503	1,481	47	1,820	1,791	56
Multi-family and commercial	—	—	—	—	—	—
Consumer - home equity	701	701	52	464	464	39
Consumer - other	15	15	3	—	—	—
	28,694	28,777	299	25,959	26,022	202
Total
One- to four-family - originated	40,638	41,375	197	37,546	38,274	107
One- to four-family - purchased	13,317	15,530	47	14,225	16,687	56
Multi-family and commercial	—	—	—	—	—	—
Consumer - home equity	1,221	1,497	52	1,069	1,356	39
Consumer - other	39	56	3	13	22	—
	$55,215	$58,458	$299	$52,853	$56,339	$202

The following information pertains to impaired loans, by class, for the periods presented.

	For the Three Months Ended
	December 31, 2014		December 31, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$13,256	$113	$12,872	$97
One- to four-family - purchased	11,749	51	13,636	45
Multi-family and commercial	—	—	—	—
Consumer - home equity	515	8	569	8
Consumer - other	16	—	3	—
	25,536	172	27,080	150
With an allowance recorded
One- to four-family - originated	26,074	272	33,212	319
One- to four-family - purchased	2,122	12	2,858	16
Multi-family and commercial	—	—	54	1
Consumer - home equity	586	6	613	5
Consumer - other	15	—	15	—
	28,797	290	36,752	341
Total
One- to four-family - originated	39,330	385	46,084	416
One- to four-family - purchased	13,871	63	16,494	61
Multi-family and commercial	—	—	54	1
Consumer - home equity	1,101	14	1,182	13
Consumer - other	31	—	18	—
	$54,333	$462	$63,832	$491

Allowance for Credit Losses - The following is a summary of ACL activity, by segment, for the periods presented, and the ending balance of ACL based on the Company's impairment methodology.

	For the Quarter Ended December 31, 2014
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$6,263	$2,323	$8,586	$400	$241	$9,227
Charge-offs	(58)	(113)	(171)	—	(35)	(206)
Recoveries	21	54	75	—	28	103
Provision for credit losses	258	(270)	(12)	105	80	173
Ending balance	$6,484	$1,994	$8,478	$505	$314	$9,297

	For the Quarter Ended December 31, 2013
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$5,771	$2,486	$8,257	$185	$380	$8,822
Charge-offs	(88)	(327)	(415)	—	(10)	(425)
Recoveries	1	—	1	—	6	7
Provision for credit losses	155	354	509	(3)	9	515
Ending balance	$5,839	$2,513	$8,352	$182	$385	$8,919

The following is a summary of the loan portfolio and related ACL balances, at the dates presented, by loan portfolio segment disaggregated by the Company's impairment method. There was no ACL for loans individually evaluated for impairment at either date as all potential losses were charged-off.

	December 31, 2014
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$5,468,801	$536,243	$6,005,044	$104,905	$134,446	$6,244,395

Recorded investment in loans
individually evaluated for impairment	14,163	11,814	25,977	—	544	26,521
	$5,482,964	$548,057	$6,031,021	$104,905	$134,990	$6,270,916

ACL for loans collectively
evaluated for impairment	$6,484	$1,994	$8,478	$506	$313	$9,297

	September 30, 2014
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$5,431,203	$552,951	$5,984,154	$96,946	$134,403	$6,215,503

Recorded investment in loans
individually evaluated for impairment	13,871	12,405	26,276	—	618	26,894
	$5,445,074	$565,356	$6,010,430	$96,946	$135,021	$6,242,397

ACL for loans collectively
evaluated for impairment	$6,263	$2,323	$8,586	$400	$241	$9,227

5. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair Value Measurements – The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures in accordance with Accounting Standards Codification ("ASC") 820 and ASC 825. The Company did not have any liabilities that were measured at fair value at December 31, 2014 or September 30, 2014. The Company's AFS securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as OREO and loans individually evaluated for impairment. These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.

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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. The majority of the securities within the AFS portfolio were issued by GSEs. The Company primarily uses prices obtained from third party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third party pricing service when determining the fair value of its securities during the three months ended December 31, 2014 and fiscal year 2014. The Company's major security types, based on the nature and risks of the securities, are:

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

	December 31, 2014
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)(1)
	(Dollars in thousands)
AFS Securities:
GSE debentures	$501,270	$—	$501,270	$—
MBS	273,360	—	273,360	—
Municipal bonds	502	—	502	—
Trust preferred securities	2,197	—	—	2,197
	$777,329	$—	$775,132	$2,197

	September 30, 2014
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)(2)
	(Dollars in thousands)
AFS Securities:
GSE debentures	$549,755	$—	$549,755	$—
MBS	287,606	—	287,606	—
Municipal bonds	1,133	—	1,133	—
Trust preferred securities	2,296	—	—	2,296
	$840,790	$—	$838,494	$2,296

(1)
The Company's Level 3 AFS securities had no activity during the three months ended December 31, 2014, except for principal repayments of $26 thousand and increases in net unrealized losses recognized in other comprehensive income. Increases in net unrealized losses included in other comprehensive income for the three months ended December 31, 2014 were $51 thousand.

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

Loans Receivable – The balance of loans individually evaluated for impairment at December 31, 2014 and September 30, 2014 was $26.4 million and $26.8 million, respectively. Substantially all of these loans were secured by residential real estate and were individually evaluated to ensure that the carrying value of the loan was not in excess of the estimated fair value of the collateral, less estimated selling costs. When no impairment is indicated, the carrying amount is considered to approximate fair value. Fair values were estimated through current appraisals or analyzed based on market indicators. Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3. Based on this evaluation, the Bank charged-off any loss amounts as of December 31, 2014 and September 30, 2014; therefore, there was no ACL related to these loans.

OREO – OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower-of-cost or fair value. Fair value is estimated through current appraisals or listing prices, less estimated selling costs. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3. The fair value of OREO at December 31, 2014 and September 30, 2014 was $4.5 million and $4.1 million, respectively.

The following tables provide the level of valuation assumptions used to determine the carrying value of the Company's assets measured at fair value on a non-recurring basis at the dates presented.

	December 31, 2014
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Loans individually evaluated for impairment	$26,448	$—	$—	$26,448
OREO	4,536	—	—	4,536
	$30,984	$—	$—	$30,984

	September 30, 2014
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Loans individually evaluated for impairment	$26,828	$—	$—	$26,828
OREO	4,094	—	—	4,094
	$30,922	$—	$—	$30,922

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

The carrying amounts and estimated fair values of the Company's financial instruments, at the dates presented, were as follows:

	December 31, 2014		September 30, 2014
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$208,642	$208,642	$810,840	$810,840
AFS securities	777,329	777,329	840,790	840,790
HTM securities	1,472,914	1,498,096	1,552,699	1,571,524
Loans receivable	6,261,619	6,518,439	6,233,170	6,429,840
FHLB stock	121,306	121,306	213,054	213,054
Liabilities:
Deposits	4,705,012	4,724,467	4,655,272	4,674,268
FHLB borrowings	2,570,946	2,628,277	3,369,677	3,423,547
Repurchase agreements	220,000	228,564	220,000	227,539

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

Deposits - The estimated fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date. The estimated fair value of these deposits at December 31, 2014 and September 30, 2014 was $2.18 billion and $2.12 billion, respectively. (Level 1) The fair value of certificates of deposit is estimated by discounting future cash flows using current London Interbank Offered Rates ("LIBOR"). The estimated fair value of certificates of deposit at December 31, 2014 and September 30, 2014 was $2.54 billion and $2.55 billion, respectively. (Level 2)

FHLB borrowings and Repurchase Agreements - The fair value of fixed-maturity borrowed funds is estimated by discounting estimated future cash flows using current offer rates. (Level 2) The carrying value of FHLB line of credit is considered to approximate its fair value due to the nature of the financial liability. (Level 1)
6. SUBSEQUENT EVENTS
In preparing these financial statements, management has evaluated events occurring subsequent to December 31, 2014, for potential recognition and disclosure. There have been no material events or transactions which would require adjustments to the consolidated financial statements at December 31, 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company and its wholly-owned subsidiary may, from time to time, make written or oral "forward-looking statements," including statements contained in documents filed or furnished by the Company with the SEC. These forward-looking statements may be included in this Quarterly Report on Form 10-Q, in the Company's reports to stockholders, in the Company's press releases, and in other communications by the Company, which are made in good faith by us pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our future results to differ materially from the plans, objectives, goals, expectations, anticipations, estimates and intentions expressed in the forward-looking statements:

•	our ability to continue to maintain overhead costs at reasonable levels;

•	our ability to continue to originate and purchase a sufficient volume of one- to four-family loans in order to at least maintain the balance of that portfolio at a level desired by management;

•	our ability to invest funds in wholesale or secondary markets at favorable yields compared to the related funding source;

•	our ability to access cost-effective funding;

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

•
the credit risks of lending and investing activities, including changes in the level and direction of loan delinquencies and charge-offs, changes in home values, and changes in estimates of the adequacy of the ACL;

•
results of examinations of the Bank and the Company by their respective primary federal banking regulators, including the possibility that the regulators may, among other things, require us to increase our ACL;

•	changes in accounting principles, policies, or guidelines;

•	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations, including areas where we have purchased large amounts of correspondent loans;

•	the effects of, and changes in, trade, fiscal policies and laws, and monetary and interest rate policies of the Board of Governors of the Federal Reserve System ("FRB");

•	the effects of, and changes in, foreign and military policies of the United States government;

•	inflation, interest rate, market, monetary, and currency fluctuations;

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

As used in this Form 10-Q, unless the context indicates otherwise, "the Company," "we," "us," and "our" refer to Capitol Federal Financial, Inc. a Maryland corporation, and its consolidated subsidiaries. "Capitol Federal Savings," and "the Bank," refer to Capitol Federal Savings Bank, a federal savings bank and the wholly-owned subsidiary of Capitol Federal Financial, Inc.

The following discussion and analysis is intended to assist in understanding the financial condition, results of operations, liquidity, and capital resources of the Company. The Bank comprises almost all of the consolidated assets and liabilities of the Company and the Company is dependent primarily upon the performance of the Bank for the results of its operations. Because of this relationship, references to management actions, strategies and results of actions apply to both the Bank and the Company. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the SEC.

Executive Summary
The following summary should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations section in its entirety.

We have been, and intend to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We attract retail deposits from the general public and invest those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences. We also originate consumer loans primarily secured by mortgages on one- to four-family residences, commercial and multi-family real estate loans, and construction loans secured by residential, multi-family, or commercial real estate. While our primary business is the origination of one- to four-family mortgage loans funded through retail deposits, we also purchase whole one- to four-family mortgage loans from correspondent and nationwide lenders, participate in loans with other lenders that are secured by multi-family or commercial real estate, and invest in certain investment securities and MBS using funding from retail deposits, FHLB borrowings, and repurchase agreements.

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

The Federal Open Market Committee of the Federal Reserve (the "FOMC") noted in their January 2015 statement that economic activity has expanded at a solid pace. Labor market conditions further improved with strong job gains and lower unemployment as underutilization of labor resources continued to diminish. The FOMC stated that household spending and business fixed investment continued to advance, but recovery in the housing sector remained slow. Inflation declined further below the FOMC's longer-run objective and is anticipated to decline even further in the near term; however, FOMC members expect inflation to rise gradually toward 2% over the medium term as the labor market improves further and the transitory effects of lower energy prices and other factors dissipate. The FOMC maintained its existing policy of reinvesting principal payments from its holdings of agency debt and agency MBS in agency MBS, and rolling over maturing Treasury securities at auction. The FOMC reaffirmed its view that the current 0% to 0.25% target range for the federal funds rate remains appropriate and that, based on their current assessment, they can be patient in beginning to normalize the stance of monetary policy. If incoming information indicates faster progress toward the FOMC's employment and inflation objectives, then increases in the federal funds target range are likely to occur sooner than currently anticipated. Conversely, if progress proves to be more restrictive than expected, then increases in the federal funds target range are likely to occur later than currently anticipated. Even after employment and inflation are near mandate-consistent levels, economic conditions may, for some time, warrant keeping the target federal funds rate below levels the FOMC views as normal in the long run. When the FOMC decides to begin to remove policy accommodation, they stated they will take a balanced approach consistent with their longer-run goals of maximum employment and inflation of 2%.

Economic conditions in the Bank's local market areas have a significant impact on the ability of borrowers to repay loans and the value of the collateral securing these loans. The industries in our market areas are very diversified, specifically in the Kansas City metropolitan statistical area which comprises the largest segment of our loan portfolio and deposit base. As of December 2014, the unemployment rate was 4.2% for Kansas and 5.4% for Missouri, compared to the national average of 5.6%, based on information from the Bureau of Labor Statistics. The Kansas City market area has an average household income of approximately $74 thousand per annum, based on 2014 estimates from the American Community Survey, which is a statistical survey by the U.S. Census Bureau. The average household income in our combined market areas is approximately $69 thousand per annum, with 90% of the population at or above the poverty level, also based on the 2014 estimates from the American Community Survey. The Federal Housing Finance Agency ("FHFA") price index for Kansas and Missouri has not experienced significant fluctuations during the past 10 years, unlike other market areas of the United States, which indicates relative stability in property values in our local market areas.

For the quarter ended December 31, 2014, the Company recognized net income of $20.5 million, compared to net income of $17.8 million for the quarter ended December 31, 2013. The $2.7 million, or 14.9%, increase in net income was due primarily to a $3.8 million increase in net interest income, partially offset by an $876 thousand increase in income tax expense due mainly to an increase in pre-tax income.

Net income attributable to the daily leverage strategy was $795 thousand during the current quarter. The daily leverage strategy, implemented during the fourth quarter of fiscal year 2014, involves borrowing up to $2.10 billion on the Bank's FHLB line of credit in two leverage tiers. The first tier of $800.0 million is intended to remain borrowed on the FHLB line of credit for an extended period of time, but will be paid off prior to the December and June quarter ends, only to be re-borrowed at the beginning of the subsequent quarter, to minimize regulatory fees. The second tier of $1.30 billion is borrowed at the beginning of each quarter and paid off prior to each quarter end. The proceeds of the borrowings, net of the required FHLB stock holdings, are deposited at the Federal Reserve Bank of Kansas City. The pre-tax yield of the daily leverage strategy, which is defined as the annualized pre-tax income resulting from the transaction as a percentage of the average interest-earning assets associated with the transaction, was 0.22% for the current quarter.

The net interest margin for the current quarter was 1.76%, a decrease of 22 basis points from 1.98% for the prior year quarter. Excluding the effects of the daily leverage strategy, the net interest margin would have been 2.11% for the current quarter, or a 13 basis point increase from the prior year quarter. The increase was primarily a result of decreases in the cost of funds and a shift in the mix of interest-earning assets from relatively lower yielding securities to higher yielding loans.

Total assets were $9.06 billion at December 31, 2014 compared to $9.87 billion at September 30, 2014. The $808.7 million decrease was due primarily to a $602.2 million decrease in cash and cash equivalents and a $91.7 million decrease in FHLB stock, both of which were a direct result of the removal of the daily leverage strategy at the end of the current quarter to minimize regulatory fees. The daily leverage strategy was reimplemented on January 2, 2015. The remaining decrease in total assets was due primarily to a $143.2 million decrease in the securities portfolio, partially offset by a $28.4 million increase in loans receivable, net. During the current quarter, the Bank originated and refinanced $140.1 million of loans with a weighted average rate of 3.74%, purchased $102.4 million of loans from correspondent lenders with a weighted average rate of 3.55%, and participated in $15.7 million of commercial real estate loans with a weighted average rate of 3.79%.

Total liabilities were $7.59 billion at December 31, 2014 compared to $8.37 billion at September 30, 2014. The $781.7 million decrease was due primarily to an $800.0 million decrease on the FHLB line of credit as a result of the removal of the daily leverage strategy at the end of the current quarter, as well as to a $34.4 million decrease in advance payments by borrowers for taxes and insurance resulting from the payment of real estate taxes and insurance on behalf of our borrowers, partially offset by a $49.7 million increase in the deposit portfolio.

Stockholders' equity was $1.47 billion at December 31, 2014 compared to $1.49 billion at September 30, 2014. The $27.0 million decrease was due primarily to the payment of $45.7 million in dividends and the repurchase of $3.6 million of stock, partially offset by net income of $20.5 million.

Available Information
Financial and other Company information, including press releases, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports can be obtained free of charge from our investor relations website, http://ir.capfed.com. SEC filings are available on our website immediately after they are electronically filed with or furnished to the SEC, and are also available on the SEC's website at www.sec.gov.

Critical Accounting Policies
Our most critical accounting policies are the methodologies used to determine the ACL and fair value measurements. These policies are important to the presentation of our financial condition and results of operations, involve a high degree of complexity, and require management to make difficult and subjective judgments that may require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could cause reported results to differ materially. These critical accounting policies and their application are reviewed at least annually by the audit committee of our Board of Directors. For a full discussion of our critical accounting policies, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

Financial Condition
The following table presents selected balance sheet information as of the dates presented.

	December 31,	September 30,	June 30,	March 31,	December 31,
	2014	2014	2014	2014	2013
	(Dollars in thousands)
Total assets	$9,056,356	$9,865,028	$9,031,039	$9,115,417	$9,111,054
Cash and cash equivalents	208,642	810,840	88,424	114,835	88,665
AFS securities	777,329	840,790	857,372	895,623	993,593
HTM securities	1,472,914	1,552,699	1,637,043	1,720,283	1,668,484
Loans receivable, net	6,261,619	6,233,170	6,132,520	6,053,897	6,024,589
FHLB stock	121,306	213,054	112,876	125,829	129,095
Deposits	4,705,012	4,655,272	4,654,862	4,693,762	4,620,908
FHLB borrowings	2,570,946	3,369,677	2,468,420	2,467,169	2,515,618
Repurchase agreements	220,000	220,000	320,000	320,000	320,000
Stockholders' equity	1,465,929	1,492,882	1,498,907	1,530,005	1,569,463
Equity to total assets at end of period	16.2%	15.1%	16.6%	16.8%	17.2%

Loans Receivable. Loans receivable, net, increased $28.4 million, or 0.5%, to $6.26 billion at December 31, 2014, from $6.23 billion at September 30, 2014. The increase in the loan portfolio was primarily in the correspondent one- to four-family purchased loan portfolio.

Included in the loan portfolio at December 31, 2014 were $92.3 million, or 1.5% of the total loan portfolio, of adjustable-rate mortgage ("ARM") loans that were originated as interest-only. Of these interest-only loans, $77.9 million were purchased in bulk loan packages from nationwide lenders, primarily during fiscal year 2005.  Interest-only ARM loans do not typically require principal payments during their initial term, and have initial interest-only terms of either 5 or 10 years.  The $77.9 million of bulk purchased interest-only ARM loans had a weighted average credit score of 724 and a weighted average LTV ratio of 70% at December 31, 2014. At December 31, 2014, $46.2 million, or 50%, of the interest-only loans were still in their interest-only payment term and $4.1 million, or 15% of non-performing loans, were interest-only ARMs.

The following table presents the balance and weighted average rate of our loan portfolio as of the dates indicated. Within the one- to four-family loan portfolio at December 31, 2014, 66% of the loans had a balance at origination of less than $417 thousand.

	December 31, 2014		September 30, 2014
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Real estate loans:
One- to four-family	$5,997,922	3.70%	$5,972,031	3.72%
Multi-family and commercial	104,222	4.24	75,677	4.39
Construction:
One- to four-family	64,597	3.70	72,113	3.66
Multi-family and commercial	15,520	3.79	34,677	4.01
Total real estate loans	6,182,261	3.71	6,154,498	3.73

Consumer loans:
Home equity	130,504	5.11	130,484	5.14
Other	4,486	4.15	4,537	4.16
Total consumer loans	134,990	5.08	135,021	5.11
Total loans receivable	6,317,251	3.74	6,289,519	3.76

Less:
Undisbursed loan funds	52,512		52,001
ACL	9,297		9,227
Discounts/unearned loan fees	23,468		23,687
Premiums/deferred costs	(29,645)		(28,566)
Total loans receivable, net	$6,261,619		$6,233,170

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

	December 31, 2014					September 30, 2014
		% of	Credit		Average		% of	Credit		Average
	Amount	Total	Score	LTV	Balance	Amount	Total	Score	LTV	Balance
	(Dollars in thousands)
Originated	$3,960,018	66.0%	764	64%	$127	$3,978,396	66.6%	764	64%	$127
Correspondent purchased	1,493,189	24.9	764	68	331	1,431,745	24.0	764	68	332
Bulk purchased	544,715	9.1	750	66	311	561,890	9.4	749	67	311
	$5,997,922	100.0%	763	65	160	$5,972,031	100.0%	763	65	159

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

	For the Three Months Ended
	December 31, 2014		September 30, 2014		June 30, 2014		March 31, 2014
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$6,289,519	3.76%	$6,197,114	3.78%	$6,117,440	3.79%	$6,095,089	3.80%
Originated and refinanced:
Fixed	101,270	3.74	116,296	3.88	98,668	4.11	63,921	4.09
Adjustable	38,878	3.75	47,025	3.67	48,106	3.75	38,790	3.76
Purchased and participations:
Fixed	94,374	3.74	127,814	3.75	122,407	4.03	65,793	4.00
Adjustable	23,705	2.96	44,417	3.07	40,344	3.12	32,932	3.27
Repayments	(228,940)		(241,320)		(228,911)		(177,411)
Principal charge-offs, net	(103)		(282)		(192)		(112)
Other	(1,452)		(1,545)		(748)		(1,562)
Ending balance	$6,317,251	3.74	$6,289,519	3.76	$6,197,114	3.78	$6,117,440	3.79

The Bank's pricing strategy for first mortgage loan products includes setting interest rates based on secondary market prices and local competitor pricing for our local lending markets, and secondary market prices and national competitor pricing for our correspondent lending markets. During the quarter ended December 31, 2014, the average rate offered on the Bank's 30-year fixed-rate one- to four-family loans, with no points paid by the borrower, was approximately 170 basis points above the average 10-year Treasury rate, while the average rate offered on the Bank's 15-year fixed-rate one- to four-family loans was approximately 80 basis points above the average 10-year Treasury rate.

The following table presents loan origination, refinance, and purchase activity for the periods indicated, excluding endorsement activity, along with associated weighted average rates and percent of total. Loan originations, purchases and refinances are reported together. The fixed-rate one- to four-family loans less than or equal to 15 years have an original maturity at origination of less than or equal to 15 years, while fixed-rate one- to four-family loans greater than 15 years have an original maturity at origination of greater than 15 years. The adjustable-rate one- to four-family loans less than or equal to 36 months have a term to first reset of less than or equal to 36 months at origination and adjustable-rate one- to four-family loans greater than 36 months have a term to first reset of greater than 36 months at origination. Of the $119.7 million of one- to four-family loans originated and refinanced during the current quarter, 79% had loan values of $417 thousand or less. Of the $102.4 million of one- to four-family correspondent loans purchased during the current quarter, 35% had loan values of $417 thousand or less.

	For the Three Months Ended
	December 31, 2014			December 31, 2013
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family:
<= 15 years	$59,885	3.13%	23.2%	$51,403	3.32%	17.5%
> 15 years	117,319	4.02	45.4	146,059	4.18	49.6
Multi-family and commercial real estate	17,350	3.77	6.7	5,000	4.00	1.7
Home equity	888	6.21	0.3	733	6.05	0.2
Other	202	8.08	0.1	169	11.08	0.1
Total fixed-rate	195,644	3.74	75.7	203,364	3.97	69.1

Adjustable-rate:
One- to four-family:
<= 36 months	1,367	2.63	0.5	2,030	2.76	0.7
> 36 months	43,530	3.01	16.9	57,972	3.09	19.7
Multi-family and commercial real estate	—	—	—	11,763	4.25	4.0
Home equity	17,261	4.63	6.7	18,739	4.64	6.4
Other	425	3.33	0.2	310	2.88	0.1
Total adjustable-rate	62,583	3.45	24.3	90,814	3.55	30.9

Total originated, refinanced and purchased	$258,227	3.67	100.0%	$294,178	3.84	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$78,704	3.73		$89,535	4.00
Participations - commercial real estate	15,670	3.79		5,000	4.00
Total fixed-rate purchased/participations	94,374	3.74		94,535	4.00

Adjustable-rate:
Correspondent - one- to four-family	23,705	2.96		33,778	3.03
Participations - commercial real estate	—	—		11,763	4.25
Total adjustable-rate purchased/participations	23,705	2.96		45,541	3.34
Total purchased/participation loans	$118,079	3.58		$140,076	3.78

The following table presents originated, refinanced, and correspondent activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average LTVs and weighted average credit scores for the periods indicated.

	For the Three Months Ended
	December 31, 2014			December 31, 2013
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$97,008	76%	769	$115,506	77%	768
Refinanced by Bank customers	22,684	67	765	18,645	70	759
Correspondent purchased	102,409	75	766	123,313	74	760
	$222,101	74	767	$257,464	75	763

The following table presents the amount, percent of total, and weighted average rate, by state, for one- to four-family loan originations and correspondent purchases where originations and purchases in the state exceeded five percent of the total amount originated and purchased during the period indicated.

	For the Three Months Ended
	December 31, 2014
State	Amount	% of Total	Rate
	(Dollars in thousands)
Kansas	$111,731	50.3%	3.62%
Missouri	55,103	24.8	3.57
Texas	24,770	11.2	3.48
Other states	30,497	13.7	3.48
	$222,101	100.0%	3.58

The following table summarizes our one- to four-family loan origination, refinance, and correspondent purchase commitments as of December 31, 2014, along with associated weighted average rates. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a rate lock fee. A percentage of the commitments are expected to expire unfunded, so the amounts reflected in the table below are not necessarily indicative of future cash requirements.

	Fixed-Rate
	15 years	More than	Adjustable-	Total
	or less	15 years	Rate	Amount	Rate
	(Dollars in thousands)
Originate/refinance	$14,246	$34,646	$16,379	$65,271	3.55%
Correspondent	22,089	56,530	27,138	105,757	3.60
	$36,335	$91,176	$43,517	$171,028	3.58

Rate	3.13%	3.96%	3.15%

Asset Quality. The Bank's traditional underwriting guidelines have provided the Bank with generally low delinquencies and low levels of non-performing assets compared to national levels. Of particular importance is the complete and full documentation required for each loan the Bank originates or purchases. One- to four-family owner occupied loans are underwritten according to the "ability to repay" and "qualified mortgage" standards, as issued by the CFPB, with total debt-to-income ratios not exceeding 43% of the borrower's verified income. This allows the Bank to make an informed credit decision based upon a thorough assessment of the borrower's ability to repay the loan. See additional discussion regarding underwriting standards in "Part I, Item 1. Business - Lending Practices and Underwriting Standards" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

In the following asset quality discussion, unless otherwise noted, correspondent purchased loans are included with originated loans and bulk purchased loans are reported as purchased loans.

Delinquent and non-performing loans and OREO - The following table presents the Company's 30 to 89 day delinquent loans at the dates indicated. Of the loans 30 to 89 days delinquent at December 31, 2014, 73% were 59 days or less delinquent.

	Loans Delinquent for 30 to 89 Days at:
	December 31,		September 30,		June 30,		March 31,		December 31,
	2014		2014		2014		2014		2013
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	164	$16,638	138	$13,074	130	$14,435	119	$13,139	178	$16,956
Correspondent purchased	6	1,280	9	2,335	5	1,301	5	998	4	2,243
Bulk purchased	46	10,047	37	7,860	36	6,826	33	7,272	37	7,858
Consumer loans:
Home equity	41	916	33	770	33	628	35	665	41	721
Other	14	29	18	69	11	40	14	52	17	100
	271	$28,910	235	$24,108	215	$23,230	206	$22,126	277	$27,878

30 to 89 days delinquent loans
to total loans receivable, net		0.46%		0.39%		0.38%		0.37%		0.46%

The table below presents the Company's non-performing loans and OREO at the dates indicated. Non-performing loans are loans that are 90 or more days delinquent or in foreclosure, and nonaccrual loans that are less than 90 days delinquent but are required to be reported as nonaccrual pursuant to regulatory reporting requirements even if the loans are current. The balance of loans that are current or 30 to 89 days delinquent but required by regulatory reporting requirements to be reported as nonaccrual was $11.1 million at December 31, 2014. At all dates presented, there were no loans 90 or more days delinquent that were still accruing interest. Non-performing assets include non-performing loans and OREO. OREO primarily includes assets acquired in settlement of loans. Over the past 12 months, OREO properties were owned by the Bank, on average, for approximately three months before the properties were sold.

	Non-Performing Loans and OREO at:
	December 31,		September 30,		June 30,		March 31,		December 31,
	2014		2014		2014		2014		2013
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	75	$7,762	82	$7,880	83	$8,130	95	$9,508	110	$9,931
Correspondent purchased	3	1,039	2	709	2	314	2	443	5	635
Bulk purchased	24	7,191	28	7,120	29	8,322	33	10,301	33	10,134
Consumer loans:
Home equity	20	354	25	397	23	345	23	305	29	477
Other	5	28	4	13	6	24	4	8	8	11
	127	16,374	141	16,119	143	17,135	157	20,565	185	21,188
Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	89	9,636	67	7,473	66	8,379	66	7,111	65	6,057
Correspondent purchased	3	492	4	553	2	134	1	478	—	—
Bulk purchased	6	872	5	724	3	630	4	472	3	392
Consumer loans:
Home equity	5	91	2	45	3	61	4	74	6	78
Other	3	12	—	—	—	—	—	—	—	—
	106	11,103	78	8,795	74	9,204	75	8,135	74	6,527
Total non-performing loans	233	27,477	219	24,914	217	26,339	232	28,700	259	27,715

Non-performing loans as a percentage of total loans(2)		0.44%		0.40%		0.43%		0.47%		0.46%

OREO:
One- to four-family:
Originated(3)	26	$2,551	25	$2,040	24	$1,430	26	$1,548	22	$1,531
Correspondent purchased	—	—	1	179	1	179	4	403	1	110
Bulk purchased	5	685	2	575	2	369	4	398	6	647
Consumer loans:
Home equity	—	—	—	—	—	—	1	18	2	57
Other(4)	1	1,300	1	1,300	1	1,300	1	1,300	1	1,300
	32	4,536	29	4,094	28	3,278	36	3,667	32	3,645
Total non-performing assets	265	$32,013	248	$29,008	245	$29,617	268	$32,367	291	$31,360

Non-performing assets as a percentage of total assets		0.35%		0.29%		0.33%		0.36%		0.34%

(1)
Represents loans required to be reported as nonaccrual pursuant to regulatory reporting requirements even if the loans are current. At December 31, 2014, September 30, 2014, June 30, 2014, March 31, 2014, and December 31, 2013, this amount was comprised of $2.7 million, $1.1 million, $2.5 million, $881 thousand, and $1.1 million, respectively, of loans that were 30 to 89 days delinquent and are reported as such, and $8.4 million, $7.7 million, $6.7 million, $7.3 million, and $5.4 million, respectively, of loans that were current.

(2)
Excluding loans required to be reported as nonaccrual pursuant to regulatory reporting requirements even if the loans are current, non-performing loans as a percentage of total loans were 0.26%, 0.26%, 0.28%, 0.34%, and 0.35%, at December 31, 2014, September 30, 2014, June 30, 2014, March 31, 2014, and December 31, 2013, respectively.

(3)	Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

(4)	Represents a single property the Bank purchased for a potential branch site but now intends to sell.

Of the $7.2 million of bulk purchased one- to four-family loans 90 or more days delinquent or in foreclosure as of December 31, 2014, 93% were originated in calendar year 2004 or 2005. Of the $7.8 million of originated one- to four-family loans 90 or more days delinquent or in foreclosure as of December 31, 2014, 72% of the loans were originated in calendar years 2003 to 2009.

Once a one- to four-family loan is generally 180 days delinquent, a new collateral value is obtained through an appraisal, less estimated selling costs and anticipated private mortgage insurance ("PMI") receipts. Any loss amounts identified as a result of this review are charged-off. At December 31, 2014, $12.9 million, or 81%, of the one- to four-family loans 90 or more days delinquent or in foreclosure had been individually evaluated for loss and any related losses have been charged-off.

The following table presents the top states where the properties securing our one- to four-family loans are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at December 31, 2014. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. At December 31, 2014, potential losses, after taking into consideration anticipated PMI proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,699,367	61.7%	$13,612	48.7%	$7,802	48.8%	77%
Missouri	1,162,377	19.4	4,260	15.2	1,563	9.8	74
California	287,832	4.8	—	—	—	—	n/a
Texas	236,477	3.9	1,268	4.5	—	—	n/a
Tennessee	104,561	1.7	—	—	—	—	n/a
Alabama	84,263	1.4	—	—	—	—	n/a
Oklahoma	75,314	1.3	—	—	329	2.0	63
North Carolina	40,963	0.7	297	1.1	—	—	n/a
Illinois	31,173	0.5	540	1.9	2,240	14.0	64
Nebraska	30,896	0.5	1,744	6.2	—	—	n/a
Colorado	22,506	0.4	165	0.6	—	—	n/a
Massachusetts	20,046	0.3	464	1.7	—	—	n/a
Other states	202,147	3.4	5,615	20.1	4,058	25.4	73
	$5,997,922	100.0%	$27,965	100.0%	$15,992	100.0%	74

TDRs - The following table presents the Company's TDRs, based on accrual status, at the dates indicated. At December 31, 2014, $25.8 million of TDRs were included in the ACL formula analysis model and $98 thousand of the ACL was related to these loans. The remaining $14.5 million of TDRs at December 31, 2014 were individually evaluated for loss and any potential losses have been charged-off.

	At
	December 31,	September 30,	June 30,	March 31,	December 31,
	2014	2014	2014	2014	2013
	(Dollars in thousands)
Accruing TDRs	$24,365	$24,636	$26,081	$26,376	$30,330
Nonaccrual TDRs(1)	15,912	13,370	13,987	15,061	12,469
Total TDRs	$40,277	$38,006	$40,068	$41,437	$42,799

(1)	Nonaccrual TDRs are included in the non-performing loan table above.

Allowance for credit losses and provision for credit losses - Management maintains an ACL to absorb inherent losses in the loan portfolio based on ongoing quarterly assessments of the loan portfolio. Our ACL methodology considers a number of factors including the trend and composition of delinquent loans, results of foreclosed property and short sale transactions, charge-off activity and trends, the current status and trends of local and national economies (particularly levels of unemployment), trends and current conditions in the real estate and housing markets, loan portfolio growth and concentrations, and certain ACL ratios such as ACL to loans receivable, net and annualized historical losses to ACL. See "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

The ACL is maintained through provisions for credit losses which are either charged to or credited to income. The provision for credit losses is based upon the results of management's quarterly assessment of the ACL. During the three months ended December 31, 2014, the Company recorded a provision for credit losses of $173 thousand, which takes into account net charge-offs of $103 thousand during the period.

The distribution of our ACL at the dates indicated is summarized below. Correspondent purchased one- to four-family loans are included with originated one- to four-family loans, and bulk purchased one- to four-family loans are reported as purchased one- to four-family loans.

	At
	December 31, 2014				September 30, 2014
		% of ACL		% of		% of ACL		% of
	Amount	to Total	Total	Loans to	Amount	to Total	Total	Loans to
	of ACL	ACL	Loans	Total Loans	of ACL	ACL	Loans	Total Loans
	(Dollars in thousands)
One- to four-family:
Originated	$6,455	69.4%	$5,453,207	86.3%	$6,228	67.5%	$5,410,140	86.0%
Purchased	1,994	21.5	544,715	8.6	2,323	25.2	561,890	8.9
Multi-family and commercial	497	5.3	104,222	1.6	312	3.4	75,677	1.2
Construction	38	0.4	80,117	1.3	123	1.3	106,791	1.7
Consumer:
Home equity	233	2.5	130,504	2.1	211	2.3	130,484	2.1
Other consumer	80	0.9	4,486	0.1	30	0.3	4,537	0.1
	$9,297	100.0%	$6,317,251	100.0%	$9,227	100.0%	$6,289,519	100.0%

The following tables present ACL activity and selected ACL ratios for the periods presented. See "Note 4 - Loans Receivable and Allowance for Credit Losses" for additional information related to ACL activity by loan segment.

	For the Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
	(Dollars in thousands)
ACL beginning balance	$9,227	$9,082	$8,967	$8,919	$8,822
Charge-offs	(206)	(288)	(308)	(121)	(425)
Recoveries	103	6	116	9	7
Provision for credit losses	173	427	307	160	515
ACL ending balance	$9,297	$9,227	$9,082	$8,967	$8,919

ACL to loans receivable, net at end of period	0.15%	0.15%	0.15%	0.15%	0.15%
ACL to non-performing loans at end of period	33.84	37.04	34.48	31.24	32.18
Ratio of net charge-offs during the period
to average loans outstanding during the period	—	—	—	—	0.01
Ratio of net charge-offs during the period
to average non-performing assets	0.34	0.97	0.62	0.35	1.35
ACL to net charge-offs (annualized)	22.6x	8.2x	11.8x	20.0x	5.3x

Securities. The following table presents the distribution of our MBS and investment securities portfolios, at amortized cost, at the dates indicated. Overall, fixed-rate securities comprised 78% of these portfolios at December 31, 2014. The weighted average life ("WAL") is the estimated remaining principal repayment term (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	December 31, 2014			September 30, 2014			December 31, 2013
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Fixed-rate securities:
MBS	$1,212,911	2.35%	3.7	$1,279,990	2.35%	3.7	$1,384,297	2.46%	4.1
GSE debentures	504,802	1.11	2.8	554,811	1.06	2.9	658,834	1.03	3.3
Municipal bonds	35,534	2.11	2.8	38,874	2.29	2.8	36,304	2.68	1.9
Total fixed-rate securities	1,753,247	1.99	3.4	1,873,675	1.97	3.4	2,079,435	2.01	3.8

Adjustable-rate securities:
MBS	482,040	2.26	6.6	506,089	2.24	5.4	572,721	2.31	6.0
Trust preferred securities	2,477	1.50	22.5	2,493	1.49	22.7	2,579	1.50	23.5
Total adjustable-rate securities	484,517	2.26	6.7	508,582	2.24	5.5	575,300	2.31	6.1
Total securities portfolio	$2,237,764	2.04	4.1	$2,382,257	2.02	3.9	$2,654,735	2.07	4.3

The following table presents the carrying value of MBS in our portfolio by issuer at the dates presented.

	December 31, 2014	September 30, 2014
	(Dollars in thousands)
Federal National Mortgage Association ("FNMA")	$1,001,802	$1,052,464
Federal Home Loan Mortgage Corporation ("FHLMC")	565,898	598,153
Government National Mortgage Association	143,531	151,930
	$1,711,231	$1,802,547

Mortgage-Backed Securities - The balance of MBS, which primarily consists of securities of U.S. GSEs, decreased $91.3 million from $1.80 billion at September 30, 2014 to $1.71 billion at December 31, 2014. The following table provides a summary of the activity in our portfolio of MBS for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yield for the ending balances are as of the last day of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented. The beginning and ending WAL is the estimated remaining principal repayment term (in years) after three-month historical prepayment speeds have been applied.

	For the Three Months Ended
	December 31, 2014			September 30, 2014			June 30, 2014			March 31, 2014
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,802,547	2.32%	4.2	$1,904,010	2.32%	4.4	$2,005,138	2.37%	4.7	$1,975,164	2.42%	4.7
Maturities and repayments	(89,795)			(100,521)			(99,000)			(92,609)
Net amortization of (premiums)/discounts	(1,332)			(1,464)			(1,542)			(1,271)
Purchases:
Fixed	—	—	—	—	—	—	—	—	—	103,730	1.74	3.9
Adjustable	—	—	—	—	—	—	—	—	—	21,737	1.92	5.2
Change in valuation on AFS securities	(189)			522			(586)			(1,613)
Ending balance - carrying value	$1,711,231	2.32	4.5	$1,802,547	2.32	4.2	$1,904,010	2.32	4.4	$2,005,138	2.37	4.7

Investment Securities - Investment securities, which consist of U.S. GSE debentures (primarily issued by FNMA, FHLMC, or Federal Home Loan Banks) and municipal investments, decreased $51.9 million, from $590.9 million at September 30, 2014 to $539.0 million at December 31, 2014. The following tables provide a summary of the activity of investment securities for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented. The increase in the weighted average yield between September 30, 2014 and December 31, 2014 was due primarily to lower rate securities being called during the current quarter. The beginning and ending WALs represent the estimated remaining principal repayment terms (in years) of the securities after projected call dates have been considered, based upon market rates at each date presented.

	For the Three Months Ended
	December 31, 2014			September 30, 2014			June 30, 2014			March 31, 2014
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$590,942	1.15%	3.0	$590,405	1.15%	3.4	$610,768	1.13%	3.5	$686,913	1.11%	3.3
Maturities and calls	(54,081)			(3,374)			(28,610)			(177,805)
Net amortization of (premiums)/discounts	(95)			(87)			(94)			(84)
Purchases:
Fixed	810	1.22	5.0	4,702	1.57	5.2	4,421	1.53	6.3	99,393	0.91	2.0
Change in valuation on AFS securities	1,436			(704)			3,920			2,351
Ending balance - carrying value	$539,012	1.18	2.9	$590,942	1.15	3.0	$590,405	1.15	3.4	$610,768	1.13	3.5

Liabilities. Total liabilities were $7.59 billion at December 31, 2014 compared to $8.37 billion at September 30, 2014. The $781.7 million decrease was due primarily to an $800.0 million decrease on the FHLB line of credit as a result of the removal of the daily leverage strategy at the end of the current quarter, as well as to a $34.4 million decrease in advance payments by borrowers for taxes and insurance resulting from the payment of real estate taxes and insurance on behalf of our borrowers, partially offset by a $49.7 million increase in the deposit portfolio.

Deposits - Deposits were $4.71 billion at December 31, 2014 compared to $4.66 billion at September 30, 2014. The $49.7 million increase was due to a $41.6 million increase in the checking portfolio, a $15.4 million increase in the money market portfolio, and a $2.9 million increase in the savings portfolio, partially offset by a $10.2 million decrease in the certificate of deposit portfolio. We continue to be competitive on deposit rates and, in some cases, our offer rates for certificates of deposit have been higher than peers. If interest rates were to rise, it is possible that our customers may move the funds from their checking, savings and money market accounts to higher yielding deposit products within the Bank or withdraw their funds from these accounts, including certificates of deposit, to invest in higher yielding investments outside of the Bank.

The following table presents the amount, weighted average rate and percentage of total for the components of our deposit portfolio at the dates presented.

	December 31, 2014			September 30, 2014			December 31, 2013
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Noninterest-bearing checking	$174,744	—%	3.7%	$167,045	—%	3.6%	$155,446	—%	3.3%
Interest-bearing checking	557,895	0.05	11.8	523,959	0.05	11.2	525,363	0.05	11.4
Savings	299,100	0.15	6.4	296,187	0.15	6.4	285,906	0.10	6.2
Money market	1,151,297	0.23	24.5	1,135,915	0.23	24.4	1,149,229	0.23	24.9
Retail certificates of deposit	2,222,391	1.24	47.2	2,231,737	1.22	47.9	2,203,775	1.24	47.7
Public units/brokered deposits	299,585	0.66	6.4	300,429	0.63	6.5	301,189	0.79	6.5
	$4,705,012	0.70	100.0%	$4,655,272	0.70	100.0%	$4,620,908	0.71	100.0%

Brokered deposits totaled $41.9 million at both December 31, 2014 and September 30, 2014. The $41.9 million of brokered deposits at December 31, 2014 had a weighted average rate of 2.93% and a remaining term to maturity of four months. The Bank monitors the cost of brokered deposits and considers them as a potential source of funding, provided that investment opportunities are balanced with the funding cost. At December 31, 2014, public unit deposits were $257.7 million, compared to $258.6 million of public unit deposits at September 30, 2014, and had a weighted average rate of 0.29% and an average remaining term to maturity of eight months. Management will continue to monitor the wholesale deposit market for attractive opportunities relative to the use of proceeds.

The following tables set forth scheduled maturity information for our certificates of deposit, along with associated weighted average rates, at December 31, 2014.

	Amount Due
		More than	More than
	1 year	1 year to	2 to 3	More than	Total
Rate range	or less	2 years	years	3 years	Amount	Rate
	(Dollars in thousands)
0.00 – 0.99%	$772,576	$255,385	$26,693	$35	$1,054,689	0.51%
1.00 – 1.99%	169,369	304,904	365,402	358,394	1,198,069	1.43
2.00 – 2.99%	221,351	27,944	38	1,830	251,163	2.51
3.00 – 3.99%	17,287	200	304	—	17,791	3.03
4.00 – 4.99%	189	75	—	—	264	4.40
	$1,180,772	$588,508	$392,437	$360,259	$2,521,976	1.17

Percent of total	46.8%	23.3%	15.6%	14.3%
Weighted average rate	0.99	1.15	1.35	1.58
Weighted average maturity (in years)	0.4	1.4	2.6	3.8	1.5
Weighted average maturity for the retail certificate of deposit portfolio (in years)					1.6

	Amount Due
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)
Retail certificates of deposit less than $100,000	$184,617	$189,074	$300,138	$816,848	$1,490,677
Retail certificates of deposit of $100,000 or more	70,290	75,105	127,406	458,913	731,714
Brokered deposits less than $100,000	—	41,854	—	—	41,854
Public unit deposits of $100,000 or more	128,878	35,730	27,680	65,443	257,731
	$383,785	$341,763	$455,224	$1,341,204	$2,521,976

Borrowings - The following table presents term borrowing activity for the periods shown, which includes FHLB advances, at par, and repurchase agreements. Line of credit activity is excluded from the following tables. The weighted average effective rate includes the net impact of the amortization of deferred prepayment penalties resulting from the prepayment of certain FHLB advances and deferred gains related to interest rate swaps previously terminated. Rates on new borrowings are fixed-rate. The weighted average maturity ("WAM") is the remaining weighted average contractual term in years. The beginning and ending WAMs represent the remaining maturity at each date presented. For new borrowings, the WAMs presented are as of the date of issue. Subsequent to December 31, 2014, the Bank prepaid a $150.0 million fixed-rate FHLB advance with a contractual rate of 0.62% and a remaining term-to-maturity of one month. The prepaid FHLB advance was replaced with a $150.0 million fixed-rate advance with a contractual rate of 1.96% (effective rate of 1.97%) and a term of 72 months.

	For the Three Months Ended
	December 31, 2014			September 30, 2014			June 30, 2014			March 31, 2014
		Effective			Effective			Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,795,000	2.45%	2.8	$2,795,000	2.53%	2.9	$2,795,000	2.54%	2.9	$2,845,000	2.71%	2.7
Maturities and prepayments:
FHLB advances	(250,000)	0.84		—	—		(100,000)	2.80		(200,000)	5.01
Repurchase agreements	—	—		(100,000)	4.20		—	—		—	—
New borrowings:
FHLB advances	250,000	1.99	5.2	100,000	1.96	5.0	100,000	2.45	7.0	150,000	2.59	7.0
Ending balance	$2,795,000	2.55	3.0	$2,795,000	2.45	2.8	$2,795,000	2.53	2.9	$2,795,000	2.54	2.9

Maturities - The following table presents the maturity of FHLB advances, at par, and repurchase agreements, along with associated weighted average contractual and effective rates as of December 31, 2014.

	FHLB	Repurchase
Maturity by	Advances	Agreements	Total	Contractual	Effective
Fiscal year	Amount	Amount	Amount	Rate	Rate(1)
	(Dollars in thousands)
2015	$350,000	$20,000	$370,000	2.33%	2.73%
2016	575,000	—	575,000	2.29	2.91
2017	500,000	—	500,000	2.69	2.72
2018	200,000	100,000	300,000	2.90	2.90
2019	300,000	—	300,000	1.68	1.68
2020	250,000	100,000	350,000	2.18	2.18
2021	400,000	—	400,000	2.38	2.38
	$2,575,000	$220,000	$2,795,000	2.37	2.55

(1)
The effective rate includes the net impact of the amortization of deferred prepayment penalties resulting from the prepayment of certain FHLB advances and deferred gains related to terminated interest rate swaps.

The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail and public unit/brokered deposit amounts, and term borrowings for the next four quarters as of December 31, 2014.

			Public Unit/
	Retail		Brokered		Term
Maturity by	Certificate	Repricing	Deposit	Repricing	Borrowings	Repricing		Repricing
Quarter End	Amount	Rate	Amount	Rate	Amount	Rate	Total	Rate
	(Dollars in thousands)
March 31, 2015	$254,907	1.04%	$128,878	0.15%	$250,000	2.48%	$633,785	1.43%
June 30, 2015	264,179	1.10	77,584	1.66	100,000	3.01	441,763	1.63
September 30, 2015	254,753	1.25	15,577	0.34	20,000	4.45	290,330	1.42
December 31, 2015	172,791	0.80	12,103	0.52	200,000	1.94	384,894	1.38
	$946,630	1.07	$234,142	0.68	$570,000	2.45	$1,750,772	1.47

Stockholders' Equity. Stockholders' equity was $1.47 billion at December 31, 2014 compared to $1.49 billion at September 30, 2014. The $27.0 million decrease was due primarily to the payment of $45.7 million in dividends and the repurchase of $3.6 million of stock, partially offset by net income of $20.5 million. The $45.7 million in dividends paid during the current quarter consisted of a $0.26 per share, or $35.5 million, true-up dividend related to fiscal year 2014 earnings per the Company's dividend policy, and a regular quarterly dividend of $0.075 per share, or $10.2 million. On January 27, 2015, the Company declared a regular quarterly cash dividend of $0.085 per share, or approximately $11.6 million, payable on February 20, 2015 to stockholders of record as of the close of business on February 6, 2015.

At December 31, 2014, Capitol Federal Financial, Inc., at the holding company level, had $106.6 million on deposit at the Bank. For fiscal year 2015, it is the intent of the Board of Directors and management to continue with the payout of 100% of the Company's earnings to its stockholders. Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company.

The following table presents regular quarterly dividends and special dividends paid in calendar years 2015, 2014, and 2013. The amounts represent cash dividends paid during each period. For the quarter ending March 31, 2015, the amount presented does not represent the actual dividend payout, but rather management's estimate of the dividend announced on January 27, 2015 of $0.085 per share.

	Calendar Year
	2015	2014	2013
	(Dollars in thousands)
Regular quarterly dividends paid
Quarter ended March 31	$11,589	$10,513	$11,023
Quarter ended June 30		10,399	10,796
Quarter ended September 30		10,318	10,703
Quarter ended December 31		10,226	10,754
True-up dividends paid		35,450	25,815
True Blue dividends paid		34,663	35,710
Calendar year-to-date dividends paid	$11,589	$111,569	$104,801

In November 2012, the Company announced that its Board of Directors approved the repurchase of up to $175.0 million of the Company's common stock. During the current quarter, the Company repurchased 302,145 shares at an average price of $11.99 per share, or $3.6 million. Through January 29, 2015, the Company had repurchased 11,075,854 shares at an average price of $11.94 per share, or $132.2 million. This plan, under which $42.8 million remained available as of January 29, 2015, has no expiration date.

Operating Results
The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2014	2014	2014	2014	2013
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$58,619	$58,405	$57,474	$57,117	$56,948
MBS	10,001	10,535	11,206	11,597	11,962
Investment securities	1,675	1,711	1,739	1,869	2,066
Other interest and dividend income	4,605	3,583	1,502	1,274	1,258
Total interest and dividend income	74,900	74,234	71,921	71,857	72,234

Interest expense:
FHLB borrowings	16,988	16,217	14,826	15,311	16,863
Deposits	8,145	8,081	8,124	8,076	8,323
Repurchase agreements	1,731	1,963	2,773	2,743	2,803
Total interest expense	26,864	26,261	25,723	26,130	27,989

Net interest income	48,036	47,973	46,198	45,727	44,245

Provision for credit losses	173	427	307	160	515

Net interest income
(after provision for credit losses)	47,863	47,546	45,891	45,567	43,730

Non-interest income	5,257	6,109	5,619	5,727	5,500
Non-interest expense	23,142	23,542	22,380	21,828	22,787
Income tax expense	9,506	9,903	9,147	9,778	8,630
Net income	$20,472	$20,210	$19,983	$19,688	$17,813

Efficiency ratio	43.42%	43.53%	43.19%	42.42%	45.81%

Basic EPS	$0.15	$0.15	$0.14	$0.14	$0.12
Diluted EPS	0.15	0.15	0.14	0.14	0.12

Average Balance Sheet
The following table presents the average balances of our assets, liabilities, and stockholders' equity and the related annualized yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated and the weighted average yield/rate on our interest-earning assets and interest-bearing liabilities at December 31, 2014. As previously discussed, the daily leverage strategy was removed in its entirety at December 31, 2014, so the yields/rates presented at December 31, 2014 in the tables below do not reflect the effects of this strategy. Weighted average yields are derived by dividing annualized income by the average balance of the related assets and weighted average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived from average daily balances. The yields and rates include amortization of fees, costs, premiums and discounts which are considered adjustments to yields/rates. Yields on tax-exempt securities were not calculated on a fully taxable equivalent basis.

	At	For the Three Months Ended
	December 31,	December 31, 2014			September 30, 2014			December 31, 2013
	2014	Average	Interest		Average	Interest		Average	Interest
	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Rate	Amount	Paid	Rate	Amount	Paid	Rate	Amount	Paid	Rate
Assets:		(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	3.73%	$6,256,458	$58,619	3.75%	$6,187,129	$58,405	3.77%	$6,001,095	$56,948	3.79%
MBS(2)	2.32	1,744,936	10,001	2.29	1,842,563	10,535	2.29	1,994,759	11,962	2.40
Investment securities(2)(3)	1.18	582,755	1,675	1.15	594,402	1,711	1.15	728,853	2,066	1.13
FHLB stock	5.89	210,569	3,181	5.99	178,888	2,678	5.94	130,492	1,196	3.63
Cash and cash equivalents	0.25	2,126,380	1,424	0.26	1,417,848	905	0.25	98,624	62	0.25
Total interest-earning assets(1)(2)	3.26	10,921,098	74,900	2.74	10,220,830	74,234	2.90	8,953,823	72,234	3.23
Other noninterest-earning assets		230,598			224,792			220,628
Total assets		$11,151,696			$10,445,622			$9,174,451

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	0.04	$695,699	67	0.04	$690,287	66	0.04	$651,011	63	0.04
Savings	0.15	297,546	105	0.14	296,077	113	0.15	284,252	72	0.10
Money market	0.23	1,141,099	670	0.23	1,145,269	672	0.23	1,132,744	660	0.23
Retail certificates	1.24	2,225,759	6,820	1.22	2,213,397	6,749	1.21	2,220,986	6,972	1.25
Wholesale certificates	0.66	306,399	483	0.63	305,951	481	0.62	301,773	556	0.73
Total deposits	0.70	4,666,502	8,145	0.69	4,650,981	8,081	0.69	4,590,766	8,323	0.72
FHLB advances(4)	2.51	2,570,657	15,682	2.42	2,539,504	15,352	2.40	2,514,252	16,862	2.66
FHLB line of credit	—	2,077,174	1,306	0.25	1,407,610	865	0.24	1,087	1	0.20
FHLB borrowings	2.51	4,647,831	16,988	1.45	3,947,114	16,217	1.63	2,515,339	16,863	2.66
Repurchase agreements	3.08	220,000	1,731	3.08	241,739	1,963	3.18	320,000	2,803	3.43
Total borrowings	2.55	4,867,831	18,719	1.52	4,188,853	18,180	1.72	2,835,339	19,666	2.75
Total interest-bearing liabilities	1.39	9,534,333	26,864	1.11	8,839,834	26,261	1.18	7,426,105	27,989	1.49
Other noninterest-bearing liabilities		127,458			100,452			119,463
Stockholders' equity		1,489,905			1,505,336			1,628,883
Total liabilities and stockholders' equity		$11,151,696			$10,445,622			$9,174,451
								(Continued)

	At	For the Three Months Ended
	December 31,	December 31, 2014			September 30, 2014			December 31, 2013
	2014	Average	Interest		Average	Interest		Average	Interest
	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Rate	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
		(Dollars in thousands)

Net interest income(5)			$48,036			$47,973			$44,245
Net interest rate spread(6)	1.87%			1.63%			1.72%			1.74%
Net interest-earning assets		$1,386,765			$1,380,996			$1,527,718
Net interest margin(7)				1.76			1.88			1.98
Ratio of interest-earning assets to
interest-bearing liabilities				1.15x			1.16x			1.21x

Selected performance ratios:
Return on average assets				0.73%			0.77%			0.78%
Return on average equity				5.50			5.37			4.37
Average equity to average assets				13.36			14.41			17.75
Operating expense ratio(8)				0.83			0.90			0.99
Efficiency ratio(9)				43.42			43.53			45.81
Pre-tax yield on daily leverage strategy(10)				0.22			0.21			N/A

								(Concluded)

(1)
Calculated net of unearned loan fees, deferred costs, and undisbursed loan funds. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)
The average balance of investment securities includes an average balance of nontaxable securities of $36.9 million, $37.1 million, and $36.5 million for the quarters ended December 31, 2014, September 30, 2014, and December 31, 2013, respectively.

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

(10)
The pre-tax yield on the daily leverage strategy represents annualized pre-tax income resulting from the transaction as a percentage of the average interest-earning assets associated with the transaction.

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended December 31, 2014 to the quarters ended December 31, 2013 and September 30, 2014. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended
	December 31, 2014 vs. December 31, 2013			December 31, 2014 vs. September 30, 2014
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$2,358	$(687)	$1,671	$646	$(432)	$214
MBS	(1,449)	(512)	(1,961)	(559)	25	(534)
Investment securities	(420)	29	(391)	(33)	(3)	(36)
FHLB stock	965	1,020	1,985	479	24	503
Cash and cash equivalents	1,359	3	1,362	472	47	519
Total interest-earning assets	2,813	(147)	2,666	1,005	(339)	666

Interest-bearing liabilities:
Checking	4	(1)	3	1	—	1
Savings	4	30	34	1	(8)	(7)
Money market	5	5	10	(3)	1	(2)
Certificates of deposit	28	(253)	(225)	36	36	72
FHLB borrowings	1,599	(1,474)	125	587	184	771
Repurchase agreements	(808)	(264)	(1,072)	(171)	(61)	(232)
Total interest-bearing liabilities	832	(1,957)	(1,125)	451	152	603

Net change in net interest and dividend income	$1,981	$1,810	$3,791	$554	$(491)	$63

Comparison of Operating Results for the Three Months Ended December 31, 2014 and 2013

For the quarter ended December 31, 2014, the Company recognized net income of $20.5 million, compared to net income of $17.8 million for the quarter ended December 31, 2013. The $2.7 million, or 14.9%, increase in net income was due primarily to a $3.8 million increase in net interest income, partially offset by an $876 thousand increase in income tax expense due mainly to an increase in pre-tax income. The increase in net interest income was due primarily to a $2.3 million decrease in the cost of term borrowings, mainly due to a decrease in rates, along with $1.5 million of net interest income resulting from the daily leverage strategy.

Net income attributable to the daily leverage strategy was $795 thousand for the current quarter. The pre-tax yield on the daily leverage strategy, which is defined as the annualized pre-tax income resulting from the transaction as a percentage of the average interest-earning assets associated with the transaction, was 0.22% for the current quarter.

The net interest margin decreased 22 basis points, from 1.98% for the prior year quarter, to 1.76% for the current quarter as a result of the daily leverage strategy. Excluding the effects of the daily leverage strategy, the net interest margin would have been 2.11% for the current quarter, or a 13 basis point increase from the prior year quarter. This increase was primarily a result of a decrease in the cost of funds, a shift in the mix of interest-earning assets from relatively lower yielding securities to higher yielding loans, and an increase in the dividend rate paid on FHLB stock between the two periods.

Interest and Dividend Income
The weighted average yield on total interest-earning assets decreased 49 basis points, from 3.23% for the prior year quarter, to 2.74% for the current quarter, while the average balance of interest-earning assets increased $1.97 billion from the prior year quarter. The decrease in the weighted average yield and the increase in the average balance were due primarily to the daily leverage strategy. Absent the impact of the daily leverage strategy, the weighted average yield on total interest-earnings assets would have increased three basis points from the prior year quarter, to 3.26%, while the average balance would have decreased $109.9 million. The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2014	2013	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$58,619	$56,948	$1,671	2.9%
MBS	10,001	11,962	(1,961)	(16.4)
Investment securities	1,675	2,066	(391)	(18.9)
FHLB stock	3,181	1,196	1,985	166.0
Cash and cash equivalents	1,424	62	1,362	2,196.8
Total interest and dividend income	$74,900	$72,234	$2,666	3.7

The increase in interest income on loans receivable was due to a $255.4 million increase in the average balance of the portfolio, partially offset by a decrease in the weighted average yield on the portfolio. The weighted average yield on the loans receivable portfolio decreased four basis points, from 3.79% for the prior year quarter, to 3.75% for the current quarter. The decrease in the weighted average yield was due primarily to downward repricing of adjustable-rate loans, as well as to repayments of higher-yielding loans.

The decrease in interest income on MBS and investment securities was due primarily to a decrease in the average balance of each portfolio as cash flows not reinvested in the portfolios were used, in part, to fund loan growth. The average balance of the MBS portfolio decreased $249.8 million and the average balance of the investment securities portfolio decreased $146.1 million between the two periods. Additionally, the weighted average yield on the MBS portfolio decreased 11 basis points, from 2.40% during the prior year quarter, to 2.29% for the current quarter. The decrease in the weighted average yield on the MBS portfolio was due primarily to purchases of MBS between periods with yields less than the weighted average yield on the existing portfolio, and to repayments of MBS with yields greater than the weighted average yield on the existing portfolio. Included in interest income on MBS for the current quarter was $1.3 million from the net amortization of premiums and the accretion of discounts, which decreased the weighted average yield on the portfolio by 31 basis points. During the prior year quarter, $1.4 million of net premiums were amortized and decreased the weighted average yield on the portfolio by 28 basis points. At December 31, 2014, the net balance of premiums/(discounts) on our portfolio of MBS was $17.2 million.

The increase in dividends on FHLB stock was due to an increase in the FHLB dividend rate between the two periods, as well as to an $80.1 million increase in the average balance of the portfolio due to the daily leverage strategy. The increase in interest income on cash and cash equivalents was due primarily to a $2.03 billion increase in the average balance resulting mainly from the daily leverage strategy.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities decreased 38 basis points, from 1.49% for the prior year quarter, to 1.11% for the current quarter, while the average balance of interest-bearing liabilities increased $2.11 billion from the prior year quarter due primarily to the daily leverage strategy. Absent the impact of the daily leverage strategy, the weighted average rate paid on total interest-bearing liabilities would have decreased 13 basis points from the prior quarter to 1.36%, while the average balance would have increased $31.1 million. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2014	2013	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB borrowings	$16,988	$16,863	$125	0.7%
Deposits	8,145	8,323	(178)	(2.1)
Repurchase agreements	1,731	2,803	(1,072)	(38.2)
Total interest expense	$26,864	$27,989	$(1,125)	(4.0)

The increase in interest expense on FHLB borrowings was due primarily to a $2.08 billion increase in the average balance on the FHLB line of credit as a result of the daily leverage strategy, offset by a 121 basis point decrease in the weighted average rate paid on the borrowings. The decrease in the weighted average rate paid on the FHLB borrowings portfolio was primarily a result of borrowings on the FHLB line of credit, at an average rate of 0.25% for the current quarter, in conjunction with the daily leverage strategy. Absent the impact of the daily leverage strategy, the average rate paid on FHLB borrowings would have decreased 24 basis points from the prior year quarter, to 2.42% for the current quarter, primarily as a result of renewals of advances to lower market rates between periods.

The decrease in interest expense on deposits was due primarily to a decrease in the weighted average rate paid on the certificate of deposit portfolio. The weighted average rate paid on the certificate of deposit portfolio decreased four basis points, from 1.19% for the prior year quarter to 1.15% for the current quarter.

The decrease in interest expense on repurchase agreements was due to the maturity of a $100.0 million agreement at 4.20% during the prior quarter. The repurchase agreement was replaced with an FHLB advance, which was at a lower rate than the maturing repurchase agreement.

Provision for Credit Losses
The Bank recorded a provision for credit losses during the current quarter of $173 thousand compared to a provision for credit losses during the prior year quarter of $515 thousand. The $173 thousand provision for credit losses in the current quarter takes into account net charge-offs of $103 thousand.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2014	2013	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$10,477	$10,726	$(249)	(2.3)%
Information technology and communications	2,568	2,292	276	12.0
Occupancy, net	2,419	2,549	(130)	(5.1)
Low income housing partnerships	1,546	1,096	450	41.1
Deposit and loan transaction costs	1,374	1,387	(13)	(0.9)
Federal insurance premium	1,282	1,083	199	18.4
Regulatory and outside services	1,296	1,396	(100)	(7.2)
Advertising and promotional	889	1,006	(117)	(11.6)
Other non-interest expense	1,291	1,252	39	3.1
Total non-interest expense	$23,142	$22,787	$355	1.6

The increase in information technology and communications expense was primarily related to continued upgrades to our information technology infrastructure. The increase in low income housing partnerships expense was due primarily to a $590 thousand impairment recognized during the current quarter to adjust the book value of the investments to the balance of the remaining related low income housing tax credits. The increase in federal insurance premium was due primarily to the daily leverage strategy.

The Company's efficiency ratio was 43.42% for the current quarter compared to 45.81% for the prior year quarter. The change in the efficiency ratio was due primarily to an increase in net interest income. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A lower value indicates that the financial institution is generating revenue with a lower level of expense.

Income Tax Expense
Income tax expense was $9.5 million for the current quarter compared to $8.6 million for the prior year quarter. The $876 thousand increase between periods was due primarily to an increase in pre-tax income, partially offset by a decrease in the effective tax rate. The effective tax rate for the current quarter was 31.7% compared to 32.6% for the prior year quarter. The difference in the effective income tax rate between quarters was due primarily to an increase in low income housing tax credits in the current fiscal year, partially offset by a decrease in deductible expenses associated with dividends paid on allocated ESOP shares as the prior year quarter included a True Blue Too dividend. Management anticipates the effective tax rate for fiscal year 2015 will be approximately 32% to 33%, based on fiscal year 2015 estimates as of December 31, 2014.

Comparison of Operating Results for the Three Months Ended December 31, 2014 and September 30, 2014

Net income increased $262 thousand, or 1.30%, from the prior quarter to $20.5 million for the quarter ended December 31, 2014. Net income attributable to the daily leverage strategy was $795 thousand for the current quarter, compared to $501 thousand for the prior quarter. The net interest margin decreased 12 basis points from the prior quarter to 1.76% for the current quarter due primarily to a full quarter impact of the daily leverage strategy, which was implemented on August 1, 2014. Excluding the effects of the daily leverage strategy, the net interest margin would have been 2.11% for the current quarter, compared to 2.13% for the prior quarter. The two basis point decrease was due primarily to an increase in the average balance of cash and cash equivalents as cash flows from the securities and deposit portfolios that were not used to fund loan growth were mainly held in cash for operational needs.

Interest and Dividend Income
The weighted average yield on total interest-earning assets for the current quarter decreased 16 basis points from the prior quarter to 2.74%, while the average balance of interest-earning assets increased $700.3 million between the two periods. The decrease in the yield and the increase in the average balance were due primarily to the daily leverage strategy. Absent the impact of the daily leverage strategy, the weighted average yield on total interest-earnings assets would have decreased two basis points from the prior quarter, to 3.26%, while the average balance would have increased $23.1 million. The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2014	2014	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$58,619	$58,405	$214	0.4%
MBS	10,001	10,535	(534)	(5.1)
Investment securities	1,675	1,711	(36)	(2.1)
FHLB stock	3,181	2,678	503	18.8
Cash and cash equivalents	1,424	905	519	57.3
Total interest and dividend income	$74,900	$74,234	$666	0.9

The increase in interest income on loans receivable was due to a $69.3 million increase in the average balance of the portfolio, partially offset by a two basis point decrease in the weighted average yield on the portfolio, to 3.75% for the current quarter. The decrease in the weighted average yield was due primarily to downward repricing of adjustable-rate loans, as well as to repayments of higher-yielding loans.

The decrease in interest income on MBS was due to a $97.6 million decrease in the average balance of the portfolio as cash flows not reinvested in the portfolio were used primarily to fund loan growth. Included in interest income on MBS for the current quarter was $1.3 million from the net amortization of premiums and the accretion of discounts, which decreased the weighted average yield on the portfolio by 31 basis points. During the prior quarter, $1.5 million of net premiums were amortized and also decreased the weighted average yield on the portfolio by 31 basis points.

The increase in dividends on FHLB stock was due primarily to a $31.7 million increase in the average balance of the portfolio, resulting mainly from a full quarter of the daily leverage strategy. Similarly, the resulting increase in interest income on cash and cash equivalents was also due primarily to a full quarter of the daily leverage strategy, which was the primary driver of the $708.5 million increase in the average balance during the current quarter.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities decreased seven basis points from the prior quarter to 1.11% for the current quarter, while the average balance of interest-bearing liabilities increased $694.5 million between the two periods. The decrease in the weighted average rate paid and the increase in the average balance was due primarily to a full quarter of the daily leverage strategy. Absent the impact of the daily leverage strategy, the weighted average rate paid on total interest-bearing liabilities would have increased one basis point from the prior quarter to 1.36%, while the average balance would have increased $17.3 million. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2014	2014	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB borrowings	$16,988	$16,217	$771	4.8%
Deposits	8,145	8,081	64	0.8
Repurchase agreements	1,731	1,963	(232)	(11.8)
Total interest expense	$26,864	$26,261	$603	2.3

The increase in interest expense on FHLB borrowings was due primarily to a $669.6 million increase in the average balance on the FHLB line of credit as a result of a full quarter impact of the daily leverage strategy, as well as to a $31.2 million increase in the average balance of advances. The increase in the average balance of advances between the two periods was primarily a result of a new $100.0 million advance in the prior quarter that replaced a $100.0 million maturing repurchase agreement. Absent the impact of the daily leverage strategy, the weighted average rate paid on FHLB borrowings would have increased three basis points from the prior quarter, to 2.42% for the current quarter. This increase was due primarily to the renewal of $250.0 million of advances during the current quarter from a weighted average rate of 0.84% to a new weighted average rate of 1.99%.

The decrease in interest expense on repurchase agreements was due primarily to a $21.7 million decrease in the average balance of the portfolio, which was due to a $100.0 million agreement that matured during the prior quarter.

Provision for Credit Losses
The Bank recorded a provision for credit losses during the current quarter of $173 thousand compared to a provision for credit losses during the prior quarter of $427 thousand. The $173 thousand provision for credit losses in the current quarter takes into account net charge-offs of $103 thousand.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2014	2014	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$3,783	$3,881	$(98)	(2.5)%
Insurance commissions	549	562	(13)	(2.3)
Loan fees	374	347	27	7.8
BOLI	316	992	(676)	(68.1)
Other non-interest income	235	327	(92)	(28.1)
Total non-interest income	$5,257	$6,109	$(852)	(13.9)

Income from BOLI during the prior quarter included death benefits received, which was the primary reason for the quarter-over-quarter decrease.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2014	2014	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$10,477	$11,378	$(901)	(7.9)%
Information technology and communications	2,568	2,444	124	5.1
Occupancy, net	2,419	2,606	(187)	(7.2)
Low income housing partnerships	1,546	450	1,096	243.6
Deposit and loan transaction costs	1,374	1,353	21	1.6
Federal insurance premium	1,282	1,272	10	0.8
Regulatory and outside services	1,296	1,582	(286)	(18.1)
Advertising and promotional	889	1,370	(481)	(35.1)
Other non-interest expense	1,291	1,087	204	18.8
Total non-interest expense	$23,142	$23,542	$(400)	(1.7)

The decrease in salaries and employee benefits expense was due primarily to the prior quarter including compensation expense on unallocated ESOP shares related to the True Blue Capitol dividends paid during the prior fiscal year. The increase in low income housing partnerships expense was due primarily to a $590 thousand impairment recognized during the current quarter to adjust the book value of the investments to the balance of the remaining related low income housing tax credits, as well as to amortization expense. The decrease in regulatory and outside services was due primarily to the timing of fees paid for external audit services. The decrease in advertising and promotional expense was due primarily to the timing of media campaigns and sponsorships. Included in other non-interest expense in the prior quarter were proceeds from the receipt of PMI payments from one company where the state in which the company is domiciled allowed the company to disburse funds for unpaid claims. There was no such similar receipt in the current quarter, which accounts for a majority of the increase in other non-interest expense quarter-over-quarter. The Company's efficiency ratio was 43.42% for the current quarter compared to 43.53% for the prior quarter.

Income Tax Expense
Income tax expense was $9.5 million for the current quarter compared to $9.9 million for the prior quarter. The decrease between periods was due primarily to a decrease in the effective income tax rate from 32.9% for the prior quarter to 31.7% for the current quarter. The decrease in the effective income tax rate between quarters was due primarily to the current quarter including discrete items related to state income tax liabilities, along with an increase in low income housing tax credits in the current fiscal year.

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

In the event short-term liquidity needs exceed available cash, the Bank has access to a line of credit at the FHLB and the Federal Reserve Bank discount window. Per the FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of total Bank assets, as reported on the Bank's Call Report to the Office of the Comptroller of the Currency ("OCC"), without pre-approval from the FHLB president. In July 2014, the president of the FHLB approved an increase in the Bank's borrowing limit to 55% of total assets for one year in conjunction with the implementation of the daily leverage strategy. The amount that can be borrowed from the Federal Reserve Bank discount window is based upon the fair value of securities pledged as collateral and certain other characteristics of those securities, and is used only when other sources of short-term liquidity are unavailable. Management tests the Bank's access to the Federal Reserve Bank discount window annually with a nominal, overnight borrowing.

If management observes a trend in the amount and frequency of line of credit utilization that is not in conjunction with a planned management strategy, such as the daily leverage strategy, the Bank will likely utilize long-term wholesale borrowing sources such as FHLB advances and/or repurchase agreements to provide permanent fixed-rate funding. The maturity of these borrowings is generally structured in such a way as to stagger maturities in order to mitigate the risk of a highly negative cash flow position at maturity.

The outstanding amount of FHLB advances was $2.58 billion at December 31, 2014, of which $550.0 million was scheduled to mature in the next 12 months. Subsequent to December 31, 2014, the Bank prepaid a $150.0 million advance scheduled to mature during the March 31, 2015 quarter and replaced it with a $150.0 million advance with a term of 72 months. All FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with the FHLB along with certain securities. The Bank pledged securities with an estimated fair value of $469.6 million as collateral for FHLB borrowings at December 31, 2014. At December 31, 2014, the Bank's ratio of the par value of FHLB borrowings to total assets, as reported to the OCC, was 28%. When the daily leverage strategy was in place during the current quarter, FHLB borrowings to the Bank's total assets were in excess of 40%, and are expected to be in excess of 40% as long as the Bank continues its daily leverage strategy and the FHLB president continues to approve the Bank's borrowing limit being in excess of 40% of total Bank assets. All or a portion of the borrowings against the FHLB line of credit in conjunction with the daily leverage strategy can be repaid at any point in time when the strategy is in effect, if necessary.

At December 31, 2014, the Bank had repurchase agreements of $220.0 million, or approximately 2% of total assets, of which $20.0 million was scheduled to mature in the next 12 months. The Bank may enter into additional repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to a total borrowings limit of 55% as discussed below. The Bank has pledged securities with an estimated fair value of $249.3 million as collateral for repurchase agreements as of December 31, 2014. The securities pledged for the repurchase agreements will be delivered back to the Bank when the repurchase agreements mature.

The Bank's internal policy limits total borrowings to 55% of total assets. At December 31, 2014, the Bank had term borrowings, at par, of $2.80 billion, or approximately 31% of total assets. Additionally, the Bank could utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At December 31, 2014, the Bank had $596.9 million of securities that were eligible but unused as collateral for borrowing or other liquidity needs.  This collateral amount is comprised of AFS and HTM securities with individual fair values greater than $10.0 million, which is then reduced by a collateralization ratio of 10% to account for potential market value fluctuations.

The Bank has access to and utilizes other sources for liquidity purposes, such as brokered deposits and public unit deposits. As of December 31, 2014, the Bank's policy allows for combined brokered and public unit deposits up to 15% of total deposits. At December 31, 2014, the Bank had brokered and public unit deposits totaling $299.6 million, or approximately 6% of total deposits. Management continuously monitors the wholesale deposit market for opportunities to obtain brokered and public unit deposits at attractive rates. The Bank had pledged securities with an estimated fair value of $284.0 million as collateral for public unit deposits at December 31, 2014. The securities pledged as collateral for public unit deposits are held under joint custody by the FHLB and generally will be released upon deposit maturity.

At December 31, 2014, $1.18 billion of the Bank's $2.52 billion of certificates of deposit was scheduled to mature within one year. Included in the $1.18 billion was $234.1 million of public unit and brokered deposits. Based on our deposit retention experience and our current pricing strategy, we anticipate that a majority of the maturing retail certificates of deposit will renew or transfer to other deposit products at the prevailing rate, although no assurance can be given in this regard.  We also anticipate that a majority of the maturing brokered deposits and public unit deposits will be replaced with similar wholesale funding products.

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

At December 31, 2014, cash and cash equivalents totaled $208.6 million, a decrease of $602.2 million from September 30, 2014. The decrease in cash and cash equivalents was a direct result of the removal of the daily leverage strategy at the end of the current quarter to minimize regulatory fees. Included in the $208.6 million of cash and cash equivalents at December 31, 2014 was $94.5 million related to the redemption of FHLB stock purchased in conjunction with the daily leverage strategy. The FHLB stock was redeemed at December 31, 2014 due to the removal of the daily leverage strategy. The majority of the cash received from the redemption of the FHLB stock was used to purchase FHLB stock when the daily leverage strategy was reimplemented on January 2, 2015. Additionally, cash and cash equivalents held, in excess of the daily leverage strategy, increased between periods as a result of operational needs and from cash flows received from called securities.

During the current quarter, loan originations and purchases, net of principal repayments and related loan activity, resulted in a cash outflow of $30.1 million. See additional discussion regarding loan activity in "Financial Condition - Loans Receivable." During the current quarter, net investment cash inflows were $143.1 million and were used primarily to fund loan growth and maintain cash for operational needs.

At December 31, 2014, Capitol Federal Financial, Inc., at the holding company level, had $106.6 million on deposit at the Bank. During the quarter ended December 31, 2014, the Company paid $45.7 million in cash dividends and repurchased 302,145 shares at a total cost of $3.6 million. See additional discussion regarding dividends and stock repurchases in "Financial Condition - Stockholders' Equity."

As of December 31, 2014, the Bank had in place $11.0 million of agreements in connection with the remodeling of the Bank's Kansas City market area operations center.  The project scope includes replacement of all mechanical and electrical systems, interior finishes, and exterior building components, along with an upgrade to our disaster recovery location.  The completed project will result in a more energy efficient building which is expected to lower our utility and maintenance expenses.  There may be additional agreements and expenses related to the project through early fiscal year 2017, which is when the project is expected to be completed.  Costs related to the project will be capitalized and depreciated according to the estimated useful life of the assets as they are placed in service.

The following table presents the contractual maturities of our loan, MBS, and investment securities portfolios at December 31, 2014, along with associated weighted average yields. Loans and securities which have adjustable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses. As of December 31, 2014, the amortized cost of investment securities in our portfolio which are callable or have pre-refunding dates within one year was $409.9 million.

	Loans(1)		MBS		Investment Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Amounts due:
Within one year	$71,409	3.94%	$—	—%	$2,596	2.35%	$74,005	3.88%

After one year:
Over one to two years	55,650	3.89	344	5.65	31,017	1.55	87,011	3.06
Over two to three years	13,808	5.14	1,463	4.83	158,318	1.06	173,589	1.42
Over three to five years	68,215	4.86	59,106	4.40	334,596	1.17	461,917	2.13
Over five to ten years	381,377	4.09	473,529	2.10	10,288	1.61	865,194	2.97
Over ten to fifteen years	1,392,992	3.45	680,386	2.28	—	—	2,073,378	3.07
After fifteen years	4,333,800	3.76	496,403	2.34	2,197	1.50	4,832,400	3.61
Total due after one year	6,245,842	3.73	1,711,231	2.32	536,416	1.17	8,493,489	3.28

	$6,317,251	3.73	$1,711,231	2.32	$539,012	1.18	$8,567,494	3.29

(1)
Demand loans, loans having no stated maturity, and overdraft loans are included in the amounts due within one year. Construction loans are presented based on the term to complete construction. The maturity date for home equity loans assumes the customer always makes the required minimum payment.

Limitations on Dividends and Other Capital Distributions

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company. OCC regulations impose restrictions on savings institutions, such as the Bank, with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers, and other transactions charged to the capital account. Generally, savings institutions may make capital distributions during any calendar year equal to earnings of the previous two calendar years and current year-to-date earnings under the FRB and OCC safe harbor regulations. It is generally required that the Bank remain well capitalized before and after a proposed distribution; however, an institution deemed to be in need of more than normal supervision by the OCC may have its capital distribution authority restricted. A savings institution that is a subsidiary of a savings and loan holding company, such as the Company, that proposes to make a capital distribution must submit written notice to the OCC and FRB 30 days prior to such distribution. The OCC and FRB may object to the distribution during that 30-day period based on safety and soundness or other concerns. Savings institutions that desire to make a larger capital distribution, are under special restrictions, or are not, or would not be, well capitalized following a proposed capital distribution, however, must obtain regulatory non-objection prior to making such a distribution. So long as the Bank continues to remain well capitalized after each capital distribution and operates in a safe and sound manner, it is management's belief that the OCC and FRB will continue to allow the Bank to distribute its net income to the Company, although no assurance can be given in this regard.

The Company paid cash dividends of $45.7 million during the quarter ended December 31, 2014. Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company level.

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

There have been no material changes in off-balance sheet arrangements, commitments or contractual obligations from September 30, 2014 except for a decrease in the amount outstanding against the FHLB line of credit in conjunction with the removal of the daily leverage strategy at December 31, 2014, which was reimplemented on January 2, 2015. The maximum balance of short-term FHLB borrowings outstanding at any month-end during the current quarter was $2.70 billion, and the average short-term balance of FHLB borrowings outstanding during the current quarter was $2.63 billion, at a weighted average rate of 0.56%. This compares to a balance of short-term FHLB borrowings outstanding at the end of the current quarter of $550.0 million, at a weighted average rate of 1.72%. We anticipate we will continue to have sufficient funds, through repayments and maturities of loans and securities, deposits and borrowings, to meet our current commitments. For additional information, see "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements, Commitments and Contractual Obligations" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company's consolidated financial statements for the quarter ended December 31, 2014, or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well-capitalized" status for the Bank in accordance with regulatory standards. As of December 31, 2014, the Bank exceeded all regulatory capital requirements. The Company currently does not have any regulatory capital requirements. The following table presents the Bank's regulatory capital ratios at December 31, 2014 based upon regulatory guidelines.

		Regulatory
		Requirement For
	Bank	"Well-Capitalized"
	Ratios	Status
Tier 1 leverage ratio	14.4%	5.0%
Tier 1 risk-based capital	33.2	6.0
Total risk-based capital	33.4	10.0

A reconciliation of the Bank's equity under GAAP to regulatory capital amounts as of December 31, 2014 is as follows (dollars in thousands):

Total Bank equity as reported under GAAP	$1,308,512
Unrealized gains on AFS securities	(7,762)
Total Tier 1 capital	1,300,750
ACL	9,297
Total risk-based capital	$1,310,047

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Asset and Liability Management and Market Risk
For a complete discussion of the Bank's asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Bank's portfolios, see "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K for the year ended September 30, 2014. The analysis presented in the tables below reflect the level of market risk at the Bank, including the cash the holding company has deposited at the Bank.

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

For each period presented in the following table, the estimated percentage change in the Bank's net interest income based on the indicated instantaneous, parallel, and permanent change in interest rates is presented. The percentage change in each interest rate environment represents the difference between estimated net interest income in the 0 basis point interest rate environment ("base case," assumes the forward market and product interest rates implied by the yield curve are realized) and the estimated net interest income in each alternative interest rate environment (assumes market and product interest rates have a parallel shift in rates across all maturities by the indicated change in rates). Estimations of net interest income used in preparing the table below were based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities do not change materially and that any repricing of assets or liabilities occurs at anticipated product and market rates for the alternative rate environments as of the dates presented. The estimation of net interest income does not include any projected gains or losses related to the sale of loans or securities, or income derived from non-interest income sources, but does include the use of different prepayment assumptions in the alternative interest rate environments. It is important to consider that estimated changes in net interest income are for a cumulative four-quarter period. These do not reflect the earnings expectations of management.

Change	Percentage Change in Net Interest Income
(in Basis Points)	At
in Interest Rates(1)	December 31, 2014	September 30, 2014
-100 bp	N/A	N/A
000 bp	—	—
+100 bp	(1.36)%	(2.32)%
+200 bp	(4.10)	(5.54)
+300 bp	(8.01)	(9.67)

(1)	Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The projected percentage change in net interest income was impacted to a lesser degree in the increasing interest rate scenarios at December 31, 2014 than at September 30, 2014. This was largely driven by a change from a negative gap position in the base case scenario at September 30, 2014, to a positive gap position in the base case scenario at December 31, 2014. Due to the change in gap position, it is expected that assets will reprice higher and at a faster pace in a rising interest rate environment at December 31, 2014 compared to September 30, 2014. See the gap table below for additional information.

Net interest income is projected to decrease in a rising interest rate environment at December 31, 2014, despite the positive gap position, due to a projected reduction in cash flows from the Bank's mortgage-related assets and callable agency debentures. In all of the scenarios presented, cash flows from the Bank's assets decrease to such a level that the Bank's liabilities are projected to reprice to higher interest rates at a faster pace than the Bank's assets.

The following table sets forth the estimated percentage change in the MVPE for each period presented based on the indicated instantaneous, parallel, and permanent change in interest rates. The estimated MVPE results from the valuation of cash flows from financial assets and liabilities over the anticipated lives of each for each interest rate environment. The percentage change in each interest rate environment represents the difference between the MVPE in the base case (assumes the forward market interest rates implied by the yield curve are realized) and the MVPE in each alternative interest rate environment (assumes market interest rates have a parallel shift in rates). The estimations of the MVPE used in preparing the table below were based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities do not change, that any repricing of assets or liabilities occurs at current product or market rates for the alternative rate environments as of the dates presented, and that different prepayment rates were used in each alternative interest rate environment.

Change	Percentage Change in MVPE
(in Basis Points)	At
in Interest Rates(1)	December 31, 2014	September 30, 2014
-100 bp	N/A	N/A
000 bp	—	—
+100 bp	(7.27)%	(9.51)%
+200 bp	(17.22)	(21.00)
+300 bp	(28.19)	(32.96)

(1)	Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

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

The percentage change in the Bank's MVPE is adversely impacted in rising interest rate scenarios at both September 30, 2014 and December 31, 2014 due primarily to the Bank's mortgage-related assets and callable investment securities. As interest rates increase, repayments on mortgage-related assets will likely only be realized through changes in borrowers' lives such as divorce, death, job-related relocations, or other life changing events, resulting in an increase in the average life of mortgage-related assets. Similarly, call projections for the Bank's callable agency debentures decrease as interest rates rise, which results in their cash flows moving towards their contractual maturity dates. The longer expected average lives of these assets, relative to the assumptions in the base case interest rate environment, increased the sensitivity of their market value to changes in interest rates. As a result, the market value of the Bank's financial assets decreased more than the decrease in the market value of its financial liabilities, resulting in a decrease in the MVPE in all interest rate environments at both September 30, 2014 and December 31, 2014. However, the percentage change in the Bank's MVPE at December 31, 2014 was less adversely impacted in the increasing interest rate scenarios than at September 30, 2014 due primarily to lower long-term interest rates, particularly lower mortgage interest rates, at December 31, 2014 than at September 30, 2014. The lower long-term interest rates resulted in shorter weighted average lives for these assets in the base case, thereby decreasing the sensitivity of their market values as interest rates increase.

The following gap table summarizes the anticipated maturities or repricing periods of the Bank's interest-earning assets and interest-bearing liabilities as of December 31, 2014 based on the information and assumptions set forth in the notes below. Cash flow projections for mortgage-related assets are calculated based on current interest rates. Prepayment projections are subjective in nature, involve uncertainties and assumptions and, therefore, cannot be determined with a high degree of accuracy. Although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates. Assumptions may not reflect how actual yields and costs respond to market interest rate changes. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the gap table below. For additional information regarding the impact of changes in interest rates, see the preceding Percentage Change in Net Interest Income and Percentage Change in MVPE discussions and tables.

	Within	Three to	More Than	More Than
	Three	Twelve	One Year to	Three Years	Over
	Months	Months	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable:(1)
Mortgage loans:
Fixed-rate	$257,898	$730,011	$1,256,460	$808,216	$1,898,611	$4,951,196
Adjustable-rate	92,920	657,801	321,878	105,993	36,557	1,215,149
Other loans	114,741	11,132	5,128	2,070	1,461	134,532
Investment securities(2)	7,360	1,642	189,438	335,790	8,583	542,813
MBS(3)	178,477	488,617	476,109	262,691	289,057	1,694,951
Other interest-earning assets	177,996	—	—	—	—	177,996
Total interest-earning assets	829,392	1,889,203	2,249,013	1,514,760	2,234,269	8,716,637

Interest-bearing liabilities:
Deposits:
Checking(4)	144,000	49,624	114,446	88,221	336,348	732,639
Savings(4)	69,829	15,278	35,228	27,323	151,442	299,100
Money market(4)	213,664	146,793	268,596	155,151	473,695	1,257,899
Certificates	383,038	800,375	979,656	358,592	315	2,521,976
Borrowings(5)	250,000	320,000	1,075,000	550,000	646,140	2,841,140
Total interest-bearing liabilities	1,060,531	1,332,070	2,472,926	1,179,287	1,607,940	7,652,754

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(231,139)	$557,133	$(223,913)	$335,473	$626,329	$1,063,883

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities	$(231,139)	$325,994	$102,081	$437,554	$1,063,883

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities as a percent of total
Bank assets at December 31, 2014	(2.55)%	3.60%	1.13%	4.83%	11.75%

Cumulative one-year gap - interest rates +200 bps
at December 31, 2014		(1.64)
Cumulative one-year gap at September 30, 2014		(0.82)

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

(2)	Based on contractual maturities, term to call dates or pre-refunding dates as of December 31, 2014, at amortized cost.

(3)	Reflects projected prepayments of MBS, at amortized cost.

(4)
Although the Bank's checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts is based on assumptions developed from our actual experiences with these accounts. If all of the Bank's checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $1.32 billion, for a cumulative one-year gap of -14.6% of total assets.

(5)	Borrowings exclude deferred prepayment penalty costs and deferred gains on terminated interest rate swap agreements.

The change in the one-year gap amount between December 31, 2014 and September 30, 2014 was due primarily to an increase in the amount of cash, in excess of the daily leverage strategy, held between periods. The daily leverage strategy is comprised of assets and liabilities that reprice within the three month category, so this strategy has no impact on the Bank's one-year gap position. The increase in cash, in excess of the daily leverage strategy, between periods increased the amount of assets expected to reprice over the 12-month horizon at December 31, 2014 as compared to September 30, 2014, thereby increasing the Bank's one-year gap position. Additionally, interest rates were lower at December 31, 2014 than at September 30, 2014, resulting in an increase in prepayment projections on the Bank's mortgage loan and MBS portfolios, as well as an increase in the amount of securities projected to be called, resulting in an increase in the amount of assets expected to reprice over the 12-month horizon. If interest rates were to increase 200 basis points, as of December 31, 2014, the Bank's one-year gap is projected to be -1.6% of total assets.

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

	December 31, 2014
	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Investment securities	$539,012	1.18%	2.9	24.0%	6.1%
MBS - fixed	1,219,534	2.35	3.7	54.2	13.7
MBS - adjustable	491,697	2.26	6.6	21.8	5.5
Total investment securities and MBS	2,250,243	2.04	4.1	100.0%	25.3
Loans receivable:
Fixed-rate one- to four-family:
<= 15 years	1,158,162	3.40	3.9	18.3%	13.0
> 15 years	3,654,833	4.12	5.7	57.9	41.1
All other fixed-rate loans	169,075	4.55	3.2	2.7	1.9
Total fixed-rate loans	4,982,070	3.97	5.2	78.9	56.0
Adjustable-rate one- to four-family:
<= 36 months	360,746	2.07	3.9	5.7	4.1
> 36 months	824,181	2.91	3.0	13.0	9.3
All other adjustable-rate loans	150,254	4.35	1.2	2.4	1.7
Total adjustable-rate loans	1,335,181	2.85	3.0	21.1	15.1
Total loans receivable	6,317,251	3.73	4.8	100.0%	71.1
FHLB stock	121,306	5.89	2.9		1.4
Cash and cash equivalents	208,642	0.25	—		2.2
Total interest-earning assets	$8,897,442	3.26	4.5		100.0%

Transaction deposits	$2,183,036	0.16	6.5	46.4%	29.1%
Certificates of deposit	2,521,976	1.17	1.5	53.6	33.6
Total deposits	4,705,012	0.70	3.8	100.0%	62.7
Term borrowings	2,795,000	2.55	3.0		37.3
Total interest-bearing liabilities	$7,500,012	1.39	3.5		100.0%

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of December 31, 2014.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2014, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Company and the Bank are involved as plaintiff or defendant in various legal actions arising in the normal course of business. In our opinion, after consultation with legal counsel, we believe it unlikely that such pending legal actions will have a material adverse effect on our financial condition, results of operations or liquidity.
Item 1A. Risk Factors
There have been no material changes to our risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. For a summary of risk factors relevant to our operations, see Part I, Item 1A. in our 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See "Liquidity and Capital Resources - Capital" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding OCC restrictions on dividends from the Bank to the Company.

The following table summarizes our share repurchase activity during the quarter ended December 31, 2014 and additional information regarding our share repurchase program. In November 2012, the Company announced its Board of Directors approved a $175.0 million stock repurchase program. This plan has no expiration date.

				Approximate
	Total		Total Number of	Dollar Value of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
	Purchased	per Share	Announced Plans	Under the Plan
October 1, 2014 through
October 31, 2014	302,145	$11.99	302,145	$42,803,878
November 1, 2014 through
November 30, 2014	—	—	—	42,803,878
December 1, 2014 through
December 31, 2014	—	—	—	42,803,878
Total	302,145	11.99	302,145	42,803,878

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: February 4, 2015	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and Chief Executive Officer

Date: February 4, 2015	By:	/s/ Kent G. Townsend
Kent G. Townsend, Executive Vice President,
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Document
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

10.8	Description of Named Executive Officer Salary and Bonus Arrangements filed on November 26, 2014 as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.9	Description of Director Fee Arrangements filed on August 1, 2014 as Exhibit 10.9 to the Registrant's June 30, 2014 Form 10-Q and incorporated herein by reference
10.10	Short-term Performance Plan filed on August 4, 2011 as Exhibit 10.10 to the Registrant's June 30, 2011 Form 10-Q and incorporated herein by reference
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

10.15	Form of Restricted Stock Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.15 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
11	Calculations of Basic and Diluted EPS (See "Part I, Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 2 – Earnings Per Share")
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer

32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer, and Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer

101
The following information from the Company's Quarterly Report on Form 10-Q for the three months ended December 31, 2014, filed with the Securities and Exchange Commission on February 4, 2015, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at December 31, 2014 and September 30, 2014, (ii) Consolidated Statements of Income for the three months ended December 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three months ended December 31, 2014 and 2013, (iv) Consolidated Statement of Stockholders' Equity for the three months ended December 31, 2014, (v) Consolidated Statements of Cash Flows for the three months ended December 31, 2014 and 2013, and (vi) Notes to the Unaudited Consolidated Financial Statements