Form 10-Q
period 2015-03-31
Capitol Federal Financial Inc
filed 2015-05-05
CIK 1490906

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
_________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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

(785) 235-1341
Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of April 24, 2015, there were 140,663,758 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except per share amounts)

	March 31,	September 30,
	2015	2014
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $1,009,446 and $799,340)	$1,021,150	$810,840
Securities:
Available-for-sale ("AFS"), at estimated fair value (amortized cost of $827,197 and $829,558)	842,856	840,790
Held-to-maturity ("HTM"), at amortized cost (estimated fair value of $1,455,828 and $1,571,524)	1,425,383	1,552,699
Loans receivable, net (allowance for credit losses ("ACL") of $9,406 and $9,227)	6,365,320	6,233,170
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	154,951	213,054
Premises and equipment, net	72,154	70,530
Other assets	141,285	143,945
TOTAL ASSETS	$10,023,099	$9,865,028

LIABILITIES:
Deposits	$4,837,274	$4,655,272
FHLB borrowings	3,371,970	3,369,677
Repurchase agreements	220,000	220,000
Advance payments by borrowers for taxes and insurance	51,421	58,105
Income taxes payable	815	368
Deferred income tax liabilities, net	25,451	22,367
Accounts payable and accrued expenses	39,512	46,357
Total liabilities	8,546,443	8,372,146

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 140,655,958 and 140,951,203
shares issued and outstanding as of March 31, 2015 and September 30, 2014, respectively	1,407	1,410
Additional paid-in capital	1,179,579	1,180,732
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(42,125)	(42,951)
Retained earnings	328,055	346,705
Accumulated other comprehensive income ("AOCI"), net of tax	9,740	6,986
Total stockholders' equity	1,476,656	1,492,882
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,023,099	$9,865,028

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
INTEREST AND DIVIDEND INCOME:
Loans receivable	$58,198	$57,117	$116,817	$114,065
Mortgage-backed securities ("MBS")	9,537	11,597	19,538	23,559
Investment securities	1,673	1,869	3,348	3,935
FHLB stock	3,076	1,229	6,257	2,425
Cash and cash equivalents	1,393	45	2,817	107
Total interest and dividend income	73,877	71,857	148,777	144,091
INTEREST EXPENSE:
FHLB borrowings	17,198	15,311	34,186	32,174
Deposits	8,207	8,076	16,352	16,399
Repurchase agreements	1,693	2,743	3,424	5,546
Total interest expense	27,098	26,130	53,962	54,119
NET INTEREST INCOME	46,779	45,727	94,815	89,972
PROVISION FOR CREDIT LOSSES	275	160	448	675
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	46,504	45,567	94,367	89,297
NON-INTEREST INCOME:
Retail fees and charges	3,471	3,454	7,254	7,264
Insurance commissions	973	1,204	1,522	1,762
Loan fees	357	404	731	854
Income from bank-owned life insurance ("BOLI")	252	330	568	668
Other non-interest income	224	335	459	679
Total non-interest income	5,277	5,727	10,534	11,227
NON-INTEREST EXPENSE:
Salaries and employee benefits	10,412	10,724	20,889	21,450
Information technology and communications	2,585	2,320	5,153	4,612
Occupancy, net	2,461	2,634	4,880	5,183
Low income housing partnerships	1,366	323	2,912	1,419
Federal insurance premium	1,468	1,103	2,750	2,186
Deposit and loan transaction costs	1,256	1,263	2,630	2,650
Regulatory and outside services	1,206	1,157	2,502	2,553
Advertising and promotional	749	877	1,638	1,883
Other non-interest expense	1,356	1,427	2,647	2,679
Total non-interest expense	22,859	21,828	46,001	44,615
INCOME BEFORE INCOME TAX EXPENSE	28,922	29,466	58,900	55,909
INCOME TAX EXPENSE	9,688	9,778	19,194	18,408
NET INCOME	$19,234	$19,688	$39,706	$37,501

Basic earnings per share ("EPS")	$0.14	$0.14	$0.29	$0.26
Diluted EPS	$0.14	$0.14	$0.29	$0.26
Dividends declared per share	$0.09	$0.08	$0.42	$0.58

Basic weighted average common shares	136,208,029	139,489,033	136,147,295	141,204,147
Diluted weighted average common shares	136,245,785	139,489,324	136,179,622	141,204,751

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net income	$19,234	$19,688	$39,706	$37,501
Other comprehensive income (loss), net of tax:
Changes in unrealized holding gains/(losses) on AFS securities, net of deferred income tax (benefits) expenses of $(1,202) and
$(279) for the three months ended March 31, 2015 and 2014,
respectively, and $(1,673) and $1,363 for the six months ended
March 31, 2015 and 2014, respectively	1,978	459	2,754	(2,241)
Comprehensive income	$21,212	$20,147	$42,460	$35,260

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)

		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at October 1, 2014	$1,410	$1,180,732	$(42,951)	$346,705	$6,986	$1,492,882
Net income				39,706		39,706
Other comprehensive income, net of tax					2,754	2,754
ESOP activity, net		210	826			1,036
Restricted stock activity, net		64				64
Stock-based compensation		1,051				1,051
Repurchase of common stock	(3)	(2,532)		(1,088)		(3,623)
Stock options exercised		54				54
Dividends on common stock to
stockholders ($0.42 per share)				(57,268)		(57,268)
Balance at March 31, 2015	$1,407	$1,179,579	$(42,125)	$328,055	$9,740	$1,476,656

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Six Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,706	$37,501
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(6,257)	(2,425)
Provision for credit losses	448	675
Originations of loans receivable held-for-sale ("LHFS")	—	(1,325)
Proceeds from sales of LHFS	—	1,881
Amortization and accretion of premiums and discounts on securities	2,753	2,866
Depreciation and amortization of premises and equipment	3,312	3,122
Amortization of deferred amounts related to FHLB advances, net	2,342	3,631
Common stock committed to be released for allocation - ESOP	1,036	1,014
Stock-based compensation	1,051	1,105
Changes in:
Other assets, net	3,049	1,096
Income taxes payable/receivable	1,922	4,707
Accounts payable and accrued expenses	(5,167)	(10,151)
Net cash provided by operating activities	44,195	43,697

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(99,937)	(120,817)
Purchase of HTM securities	(29,153)	(159,707)
Proceeds from calls, maturities and principal reductions of AFS securities	102,261	291,348
Proceeds from calls, maturities and principal reductions of HTM securities	155,822	154,790
Proceeds from the redemption of FHLB stock	155,679	7,845
Purchases of FHLB stock	(91,319)	(2,719)
Net increase in loans receivable	(135,746)	(97,805)
Purchases of premises and equipment	(5,123)	(4,003)
Proceeds from sales of other real estate owned ("OREO")	2,784	2,814
Net cash provided by investing activities	55,268	71,746

		(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Six Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(57,268)	(82,792)
Deposits, net of withdrawals	182,002	82,316
Proceeds from borrowings	3,900,000	420,180
Repayments on borrowings	(3,900,000)	(470,180)
Change in advance payments by borrowers for taxes and insurance	(6,684)	(7,223)
Repurchase of common stock	(7,208)	(57,206)
Other, net	5	411
Net cash provided by (used in) financing activities	110,847	(114,494)

NET INCREASE IN CASH AND CASH EQUIVALENTS	210,310	949

CASH AND CASH EQUIVALENTS:
Beginning of period	810,840	113,886
End of period	$1,021,150	$114,835

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$17,273	$13,700
Interest payments	$51,296	$50,880

See accompanying notes to consolidated financial statements.		(Concluded)

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The ASU clarifies principles for recognizing revenue and provides a common revenue standard for GAAP and International Financial Reporting Standards. Additionally, the ASU provides implementation guidance on several topics and requires entities to disclose both quantitative and qualitative information regarding contracts with customers. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016, which is October 1, 2017 for the Company, and can be applied using either a retrospective or cumulative-effect transition method. In April 2015, the FASB issued a proposed ASU to defer the effective date of the new revenue recognition standard by one year, which would make the ASU effective for fiscal years beginning after December 15, 2017, which is October 1, 2018 for the Company. Early adoption is permitted but not before the original effective date, which is October 1, 2017 for the Company. The Company has not yet completed its evaluation of this ASU.

In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The ASU makes limited amendments to the current guidance on accounting for certain repurchase agreements. The ASU also expands disclosure requirements for certain transfers of financial assets accounted for as sales or as secured borrowings. The accounting changes in ASU 2014-11 are effective for the first quarterly period or fiscal year beginning after December 15, 2014, which is January 1, 2015 for the Company, and should be applied using a cumulative-effect transition method. The expanded disclosure requirements for ASU 2014-11 are effective for fiscal years beginning after December 15, 2014, and for quarterly periods beginning after March 15, 2015, which is April 1, 2015 for the Company. The Company accounts for its repurchase agreements as secured borrowings; therefore, the adoption of the accounting requirements of ASU 2014-11 did not have an impact on its financial condition or results of operations. The expanded disclosure requirements of ASU 2014-11 are not expected to have an impact on the Company's financial condition or results of operations when adopted.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. The ASU amends the consolidation requirements in Accounting Standards Codification ("ASC") 810 and significantly changes the consolidation analysis required under GAAP. The ASU is expected to result in the deconsolidation of many entities; therefore, companies will need to reevaluate all of their previous consolidation conclusions. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, which is October 1, 2016 for the Company. Early adoption is allowed for all entities, but the guidance must be applied as of the beginning of the annual period containing the adoption date. The Company has not yet completed its evaluation of this ASU.

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

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(Dollars in thousands, except per share amounts)
Net income	$19,234	$19,688	$39,706	$37,501
Income allocated to participating securities	(27)	(44)	(69)	(94)
Net income available to common stockholders	$19,207	$19,644	$39,637	$37,407

Average common shares outstanding	136,166,271	139,447,275	136,126,419	141,183,271
Average committed ESOP shares outstanding	41,758	41,758	20,876	20,876
Total basic average common shares outstanding	136,208,029	139,489,033	136,147,295	141,204,147

Effect of dilutive stock options	37,756	291	32,327	604

Total diluted average common shares outstanding	136,245,785	139,489,324	136,179,622	141,204,751

Net EPS:
Basic	$0.14	$0.14	$0.29	$0.26
Diluted	$0.14	$0.14	$0.29	$0.26

Antidilutive stock options, excluded
from the diluted average common shares
outstanding calculation	863,827	2,060,216	920,365	2,396,610

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS and HTM securities at the dates presented. The majority of the MBS and investment securities portfolios are composed of securities issued by United States Government-Sponsored Enterprises ("GSEs").

	March 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$579,731	$1,158	$597	$580,292
MBS	244,630	15,377	6	260,001
Trust preferred securities	2,346	—	284	2,062
Municipal bonds	490	11	—	501
	827,197	16,546	887	842,856
HTM:
MBS	1,388,045	34,403	4,465	1,417,983
Municipal bonds	37,338	531	24	37,845
	1,425,383	34,934	4,489	1,455,828
	$2,252,580	$51,480	$5,376	$2,298,684

	September 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$554,811	$413	$5,469	$549,755
MBS	271,138	16,640	172	287,606
Trust preferred securities	2,493	—	197	2,296
Municipal bonds	1,116	17	—	1,133
	829,558	17,070	5,838	840,790
HTM:
MBS	1,514,941	31,130	12,935	1,533,136
Municipal bonds	37,758	654	24	38,388
	1,552,699	31,784	12,959	1,571,524
	$2,382,257	$48,854	$18,797	$2,412,314

The following tables summarize the estimated fair value and gross unrealized losses of those securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	March 31, 2015
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	$139,695	$300	$74,703	$297
MBS	962	6	—	—
Trust preferred securities	—	—	2,062	284
	$140,657	$306	$76,765	$581

HTM:
MBS	$41,884	$278	$317,724	$4,187
Municipal bonds	3,790	13	1,131	11
	$45,674	$291	$318,855	$4,198

	September 30, 2014
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	$70,666	$209	$403,389	$5,260
MBS	18,571	172	—	—
Trust preferred securities	—	—	2,296	197
	$89,237	$381	$405,685	$5,457

HTM:
MBS	$353,344	$2,194	$409,275	$10,741
Municipal bonds	4,688	19	739	5
	$358,032	$2,213	$410,014	$10,746

The unrealized losses at March 31, 2015 were primarily a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. The impairment is also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities, nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity. As a result of the analysis, management has concluded that no other-than-temporary impairments existed at March 31, 2015.

The amortized cost and estimated fair value of debt securities as of March 31, 2015, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer.

	AFS		HTM
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
One year or less	$—	$—	$2,818	$2,858
One year through five years	555,271	555,799	22,201	22,599
Five years through ten years	24,950	24,994	12,319	12,388
Ten years and thereafter	2,346	2,062	—	—
	582,567	582,855	37,338	37,845
MBS	244,630	260,001	1,388,045	1,417,983
	$827,197	$842,856	$1,425,383	$1,455,828

The following table presents the taxable and non-taxable components of interest income on investment securities for the periods presented.

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(Dollars in thousands)
Taxable	$1,493	$1,632	$2,966	$3,439
Non-taxable	180	237	382	496
	$1,673	$1,869	$3,348	$3,935

The following table summarizes the amortized cost and estimated fair value of securities pledged as collateral as of the dates presented.

	March 31, 2015		September 30, 2014
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
FHLB borrowings	$443,886	$449,834	$487,736	$488,368
Public unit deposits	311,122	316,217	282,464	284,251
Repurchase agreements	236,276	246,341	239,922	247,306
Federal Reserve Bank	22,632	23,719	25,969	27,067
	$1,013,916	$1,036,111	$1,036,091	$1,046,992

4. LOANS RECEIVABLE and ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at the dates presented is summarized as follows:

	March 31, 2015	September 30, 2014
	(Dollars in thousands)
Real estate loans:
One- to four-family	$6,094,729	$5,972,031
Multi-family and commercial	107,494	75,677
Construction	86,063	106,790
Total real estate loans	6,288,286	6,154,498

Consumer loans:
Home equity	126,146	130,484
Other	4,348	4,537
Total consumer loans	130,494	135,021

Total loans receivable	6,418,780	6,289,519

Less:
Undisbursed loan funds	52,063	52,001
ACL	9,406	9,227
Discounts/unearned loan fees	23,670	23,687
Premiums/deferred costs	(31,679)	(28,566)
	$6,365,320	$6,233,170

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

The underwriting standards for loans purchased from correspondent and nationwide lenders are generally similar to the Bank's internal underwriting standards. The underwriting of loans purchased from correspondent lenders on a loan-by-loan basis is performed by the Bank's underwriters. For the tables within this Note, correspondent loans purchased on a loan-by-loan basis are included with originated loans and loans purchased in loan packages ("bulk loans") are reported as purchased loans. The Bank also originates construction-to-permanent loans secured by one- to four-family residential real estate. Construction loans are obtained by homeowners who will occupy the property when construction is complete. Construction loans to builders for speculative purposes are not permitted. All construction loans are manually underwritten using the Bank's internal underwriting standards. Construction draw requests and the supporting documentation are reviewed and approved by management. The Bank also performs regular documented inspections of the construction project to ensure the funds are being used for the intended purpose and the project is being completed according to the plans and specifications provided.

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

The following tables present the recorded investment, by class, in loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, total current loans, and total recorded investment at the dates presented. The recorded investment in loans is defined as the unpaid principal balance of a loan (net of unadvanced funds related to loans in process), less charge-offs and inclusive of unearned loan fees and deferred costs. At March 31, 2015 and September 30, 2014, all loans 90 or more days delinquent were on nonaccrual status.

	March 31, 2015
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family loans - originated	$15,287	$8,516	$23,803	$5,583,147	$5,606,950
One- to four-family loans - purchased	8,221	8,130	16,351	510,520	526,871
Multi-family and commercial loans	—	—	—	110,411	110,411
Consumer - home equity	681	366	1,047	125,099	126,146
Consumer - other	36	19	55	4,293	4,348
	$24,225	$17,031	$41,256	$6,333,470	$6,374,726

	September 30, 2014
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family loans - originated	$15,396	$8,566	$23,962	$5,421,112	$5,445,074
One- to four-family loans - purchased	7,937	7,190	15,127	550,229	565,356
Multi-family and commercial loans	—	—	—	96,946	96,946
Consumer - home equity	770	397	1,167	129,317	130,484
Consumer - other	69	13	82	4,455	4,537
	$24,172	$16,166	$40,338	$6,202,059	$6,242,397

The following table presents the recorded investment, by class, in loans classified as nonaccrual at the dates presented.

	March 31, 2015	September 30, 2014
	(Dollars in thousands)
One- to four-family loans - originated	$18,582	$16,546
One- to four-family loans - purchased	8,885	7,940
Multi-family and commercial loans	—	—
Consumer - home equity	473	442
Consumer - other	30	13
	$27,970	$24,941

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

The following table sets forth the recorded investment in loans classified as special mention or substandard, by class, at the dates presented. Special mention and substandard loans are included in the formula analysis model if the loans are not individually evaluated for loss. Loans classified as doubtful or loss are individually evaluated for loss. At the dates presented, there were no loans classified as doubtful, and all loans classified as loss were fully charged-off.

	March 31, 2015		September 30, 2014
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family - originated	$16,713	$31,018	$20,068	$29,151
One- to four-family - purchased	2,082	11,741	2,738	11,470
Multi-family and commercial	—	—	—	—
Consumer - home equity	73	1,049	146	887
Consumer - other	4	30	5	13
	$18,872	$43,838	$22,957	$41,521

The following table shows the weighted average credit score and weighted average LTV for originated and purchased one- to four-family loans and originated consumer home equity loans at the dates presented. Borrower credit scores are intended to provide an indication as to the likelihood that a borrower will repay their debts. Credit scores are updated at least semiannually, with the last update in March 2015, from a nationally recognized consumer rating agency. The LTV ratios provide an estimate of the extent to which the Bank may incur a loss on any given loan that may go into foreclosure. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

	March 31, 2015		September 30, 2014
	Credit Score	LTV	Credit Score	LTV
One- to four-family - originated	765	65%	764	65%
One- to four-family - purchased	751	66	749	66
Consumer - home equity	751	18	751	18
	764	64	762	64

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

	For the Three Months Ended			For the Six Months Ended
	March 31, 2015			March 31, 2015
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family loans - originated	31	$4,413	$4,445	74	$9,737	$9,817
One- to four-family loans - purchased	—	—	—	2	266	268
Multi-family and commercial loans	—	—	—	—	—	—
Consumer - home equity	2	20	24	6	84	89
Consumer - other	—	—	—	3	12	12
	33	$4,433	$4,469	85	$10,099	$10,186

	For the Three Months Ended			For the Six Months Ended
	March 31, 2014			March 31, 2014
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family loans - originated	31	$4,247	$4,220	69	$8,072	$8,073
One- to four-family loans - purchased	—	—	—	2	198	198
Multi-family and commercial loans	—	—	—	—	—	—
Consumer - home equity	1	15	15	5	80	81
Consumer - other	—	—	—	—	—	—
	32	$4,262	$4,235	76	$8,350	$8,352

The following table provides information on TDRs restructured within the last 12 months that became delinquent during the periods presented.

	For the Three Months Ended				For the Six Months Ended
	March 31, 2015		March 31, 2014		March 31, 2015		March 31, 2014
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
One- to four-family loans - originated	9	$1,121	5	$665	28	$2,878	16	$1,481
One- to four-family loans - purchased	1	71	—	—	3	339	2	338
Multi-family and commercial loans	—	—	—	—	—	—	—	—
Consumer - home equity	1	6	1	27	2	21	1	27
Consumer - other	—	—	—	—	1	5	—	—
	11	$1,198	6	$692	34	$3,243	19	$1,846

Impaired loans - The following information pertains to impaired loans, by class, as of the dates presented. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.

	March 31, 2015			September 30, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	ACL	Investment	Balance	ACL
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$12,885	$13,473	$—	$13,871	$14,507	$—
One- to four-family - purchased	10,844	13,095	—	12,405	14,896	—
Multi-family and commercial	—	—	—	—	—	—
Consumer - home equity	498	777	—	605	892	—
Consumer - other	14	33	—	13	22	—
	24,241	27,378	—	26,894	30,317	—
With an allowance recorded
One- to four-family - originated	27,436	27,550	290	23,675	23,767	107
One- to four-family - purchased	3,198	3,133	156	1,820	1,791	56
Multi-family and commercial	—	—	—	—	—	—
Consumer - home equity	720	720	66	464	464	39
Consumer - other	15	15	3	—	—	—
	31,369	31,418	515	25,959	26,022	202
Total
One- to four-family - originated	40,321	41,023	290	37,546	38,274	107
One- to four-family - purchased	14,042	16,228	156	14,225	16,687	56
Multi-family and commercial	—	—	—	—	—	—
Consumer - home equity	1,218	1,497	66	1,069	1,356	39
Consumer - other	29	48	3	13	22	—
	$55,610	$58,796	$515	$52,853	$56,339	$202

The following information pertains to impaired loans, by class, for the periods presented.

	For the Three Months Ended				For the Six Months Ended
	March 31, 2015		March 31, 2014		March 31, 2015		March 31, 2014
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$13,223	$110	$14,022	$102	$13,109	$222	$13,263	$199
One- to four-family - purchased	11,286	47	13,706	47	11,475	99	13,645	92
Multi-family and commercial	—	—	—	—	—	—	—	—
Consumer - home equity	486	7	611	8	497	15	577	16
Consumer - other	20	—	5	—	17	—	4	—
	25,015	164	28,344	157	25,098	336	27,489	307
With an allowance recorded
One- to four-family - originated	27,039	277	28,010	295	26,569	549	31,021	614
One- to four-family - purchased	2,878	11	2,287	12	2,642	22	2,573	28
Multi-family and commercial	—	—	—	—	—	—	31	1
Consumer - home equity	746	7	542	6	661	13	581	11
Consumer - other	16	—	11	—	15	1	13	—
	30,679	295	30,850	313	29,887	585	34,219	654
Total
One- to four-family - originated	40,262	387	42,032	397	39,678	771	44,284	813
One- to four-family - purchased	14,164	58	15,993	59	14,117	121	16,218	120
Multi-family and commercial	—	—	—	—	—	—	31	1
Consumer - home equity	1,232	14	1,153	14	1,158	28	1,158	27
Consumer - other	36	—	16	—	32	1	17	—
	$55,694	$459	$59,194	$470	$54,985	$921	$61,708	$961

Allowance for Credit Losses - The following is a summary of ACL activity, by segment, for the periods presented, and the ending balance of ACL based on the Company's impairment methodology.

	For the Three Months Ended March 31, 2015
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$6,484	$1,994	$8,478	$505	$314	$9,297
Charge-offs	(94)	(80)	(174)	—	(15)	(189)
Recoveries	12	4	16	—	7	23
Provision for credit losses	309	(60)	249	23	3	275
Ending balance	$6,711	$1,858	$8,569	$528	$309	$9,406

	For the Six Months Ended March 31, 2015
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$6,263	$2,323	$8,586	$400	$241	$9,227
Charge-offs	(152)	(193)	(345)	—	(50)	(395)
Recoveries	33	58	91	—	35	126
Provision for credit losses	567	(330)	237	128	83	448
Ending balance	$6,711	$1,858	$8,569	$528	$309	$9,406

	For the Three Months Ended March 31, 2014
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$5,839	$2,513	$8,352	$182	$385	$8,919
Charge-offs	(52)	(60)	(112)	—	(9)	(121)
Recoveries	—	—	—	—	9	9
Provision for credit losses	950	(636)	314	(39)	(115)	160
Ending balance	$6,737	$1,817	$8,554	$143	$270	$8,967

	For the Six Months Ended March 31, 2014
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$5,771	$2,486	$8,257	$185	$380	$8,822
Charge-offs	(140)	(387)	(527)	—	(19)	(546)
Recoveries	1	—	1	—	15	16
Provision for credit losses	1,105	(282)	823	(42)	(106)	675
Ending balance	$6,737	$1,817	$8,554	$143	$270	$8,967

The following is a summary of the loan portfolio and related ACL balances, at the dates presented, by loan portfolio segment disaggregated by the Company's impairment method. There was no ACL for loans individually evaluated for impairment at either date as all potential losses were charged-off.

	March 31, 2015
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$5,594,065	$516,027	$6,110,092	$110,411	$129,982	$6,350,485

Recorded investment in loans
individually evaluated for impairment	12,885	10,844	23,729	—	512	24,241
	$5,606,950	$526,871	$6,133,821	$110,411	$130,494	$6,374,726

ACL for loans collectively
evaluated for impairment	$6,711	$1,858	$8,569	$528	$309	$9,406

	September 30, 2014
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$5,431,203	$552,951	$5,984,154	$96,946	$134,403	$6,215,503

Recorded investment in loans
individually evaluated for impairment	13,871	12,405	26,276	—	618	26,894
	$5,445,074	$565,356	$6,010,430	$96,946	$135,021	$6,242,397

ACL for loans collectively
evaluated for impairment	$6,263	$2,323	$8,586	$400	$241	$9,227

5. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair Value Measurements - The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures in accordance with ASC 820 and ASC 825. The Company did not have any liabilities that were measured at fair value at March 31, 2015 or September 30, 2014. The Company's AFS securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as OREO and loans individually evaluated for impairment. These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.

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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. The majority of the securities within the AFS portfolio were issued by GSEs. The Company primarily uses prices obtained from third party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third party pricing service when determining the fair value of its securities during the six months ended March 31, 2015 and fiscal year 2014. The Company's major security types, based on the nature and risks of the securities, are:

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

	March 31, 2015
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)(1)
	(Dollars in thousands)
AFS Securities:
GSE debentures	$580,292	$—	$580,292	$—
MBS	260,001	—	260,001	—
Municipal bonds	501	—	501	—
Trust preferred securities	2,062	—	—	2,062
	$842,856	$—	$840,794	$2,062

	September 30, 2014
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)(2)
	(Dollars in thousands)
AFS Securities:
GSE debentures	$549,755	$—	$549,755	$—
MBS	287,606	—	287,606	—
Municipal bonds	1,133	—	1,133	—
Trust preferred securities	2,296	—	—	2,296
	$840,790	$—	$838,494	$2,296

(1)
The Company's Level 3 AFS securities had no activity during the six months ended March 31, 2015, except for principal repayments of $193 thousand and increases in net unrealized losses recognized in other comprehensive income. Increases in net unrealized losses included in other comprehensive income for the six months ended March 31, 2015 were $54 thousand.

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

Loans Receivable - The balance of loans individually evaluated for impairment at March 31, 2015 and September 30, 2014 was $24.2 million and $26.8 million, respectively. Substantially all of these loans were secured by residential real estate and were individually evaluated to ensure that the carrying value of the loan was not in excess of the estimated fair value of the collateral, less estimated selling costs. When no impairment is indicated, the carrying amount is considered to approximate fair value. Fair values were estimated through current appraisals or analyzed based on market indicators. Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3. Based on this evaluation, the Bank charged-off any loss amounts as of March 31, 2015 and September 30, 2014; therefore, there was no ACL related to these loans.

OREO - OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower-of-cost or fair value. Fair value is estimated through current appraisals or listing prices, less estimated selling costs. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3. The fair value of OREO at March 31, 2015 and September 30, 2014 was $4.6 million and $4.1 million, respectively.

The following tables provide the level of valuation assumptions used to determine the carrying value of the Company's assets measured at fair value on a non-recurring basis at the dates presented.

	March 31, 2015
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Loans individually evaluated for impairment	$24,181	$—	$—	$24,181
OREO	4,645	—	—	4,645
	$28,826	$—	$—	$28,826

	September 30, 2014
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Loans individually evaluated for impairment	$26,828	$—	$—	$26,828
OREO	4,094	—	—	4,094
	$30,922	$—	$—	$30,922

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

The carrying amounts and estimated fair values of the Company's financial instruments, at the dates presented, were as follows:

	March 31, 2015		September 30, 2014
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$1,021,150	$1,021,150	$810,840	$810,840
AFS securities	842,856	842,856	840,790	840,790
HTM securities	1,425,383	1,455,828	1,552,699	1,571,524
Loans receivable	6,365,320	6,654,060	6,233,170	6,429,840
FHLB stock	154,951	154,951	213,054	213,054
Liabilities:
Deposits	4,837,274	4,863,861	4,655,272	4,674,268
FHLB borrowings	3,371,970	3,443,749	3,369,677	3,423,547
Repurchase agreements	220,000	229,736	220,000	227,539

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

Deposits - The estimated fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date. The estimated fair value of these deposits at March 31, 2015 and September 30, 2014 was $2.23 billion and $2.12 billion, respectively. (Level 1) The fair value of certificates of deposit is estimated by discounting future cash flows using current London Interbank Offered Rates ("LIBOR"). The estimated fair value of certificates of deposit at March 31, 2015 and September 30, 2014 was $2.63 billion and $2.55 billion, respectively. (Level 2)

FHLB borrowings and Repurchase Agreements - The fair value of fixed-maturity borrowed funds is estimated by discounting estimated future cash flows using current offer rates. (Level 2) The carrying value of FHLB line of credit is considered to approximate its fair value due to the nature of the financial liability. (Level 1)
6. SUBSEQUENT EVENTS
In preparing these financial statements, management has evaluated events occurring subsequent to March 31, 2015, for potential recognition and disclosure. There have been no material events or transactions which would require adjustments to the consolidated financial statements at March 31, 2015.

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

These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and other similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our future results to differ materially from the plans, objectives, goals, expectations, anticipations, estimates and intentions expressed in the forward-looking statements:

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

We have been, and intend to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We attract retail deposits from the general public and invest those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences. We also originate consumer loans primarily secured by mortgages on one- to four-family residences, commercial and multi-family real estate loans, and construction loans secured by residential, multi-family, or commercial real estate. While our primary business is the origination of one- to four-family mortgage loans funded through retail deposits, we also purchase whole one- to four-family mortgage loans from correspondent and nationwide lenders, participate in loans with other lenders that are secured by multi-family or commercial real estate, and invest in certain investment securities and MBS using funding from deposits, FHLB borrowings, and repurchase agreements.

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

Economic conditions in the Bank's local market areas have a significant impact on the ability of borrowers to repay loans and the value of the collateral securing these loans. The industries in our market areas are very diversified, specifically in the Kansas City metropolitan statistical area which comprises the largest segment of our loan portfolio and deposit base. As of March 2015, the unemployment rate was 4.2% for Kansas and 5.6% for Missouri, compared to the national average of 5.5%, based on information from the Bureau of Labor Statistics. The Kansas City market area has an average household income of approximately $74 thousand per annum, based on 2014 estimates from the American Community Survey, which is a statistical survey by the U.S. Census Bureau. The average household income in our combined market areas is approximately $69 thousand per annum, with 90% of the population at or above the poverty level, also based on the 2014 estimates from the American Community Survey. The Federal Housing Finance Agency ("FHFA") price index for Kansas and Missouri has not experienced significant fluctuations during the past 10 years, unlike other market areas of the United States, which indicates relative stability in property values in our local market areas.

For the quarter ended March 31, 2015, the Company recognized net income of $19.2 million, compared to net income of $19.7 million for the quarter ended March 31, 2014. The $454 thousand, or 2.3%, decrease in net income was due primarily to a $1.0 million increase in total non-interest expense, mainly associated with our low income housing partnership investments, and a $450 thousand decrease in total non-interest income, partially offset by a $1.1 million increase in net interest income.

The net interest margin decreased 36 basis points, from 2.07% for the prior year quarter to 1.71% for the current quarter, primarily as a result of the daily leverage strategy. Excluding the effects of the daily leverage strategy, the net interest margin would have been 2.04% for the current quarter, or a three basis point decrease from the prior year quarter. This decrease was due primarily to a decrease in the weighted average yield on the loans receivable portfolio and to an increase in cash and cash equivalents held, in excess of the daily leverage strategy.

For the six month period ended March 31, 2015, the Company recognized net income of $39.7 million, compared to net income of $37.5 million for the six month period ended March 31, 2014. The $2.2 million, or 5.9%, increase in net income was due primarily to a $4.7 million increase in interest income, partially offset by a $1.4 million increase in total non-interest expense and a $786 thousand increase in income tax expense due mainly to an increase in pre-tax income.

The net interest margin decreased 29 basis points, from 2.02% for the prior year six month period, to 1.73% for the current six month period as a result of the daily leverage strategy. Excluding the effects of the daily leverage strategy, the net interest margin would have been 2.08% for the current six month period, or six basis points higher than the prior year six month period. This increase was primarily a result of a decrease in the cost of funds and an increase in the dividend rate received on FHLB stock between the two periods.

Net income attributable to the daily leverage strategy was $682 thousand and $1.5 million for the three and six months ended March 31, 2015, respectively. The daily leverage strategy, implemented during the fourth quarter of fiscal year 2014, involves borrowing up to $2.10 billion on the Bank's FHLB line of credit in two leverage tiers. The first tier of $800.0 million is intended to remain borrowed on the FHLB line of credit for an extended period of time, but will be paid off prior to the December and June quarter ends, only to be re-borrowed at the beginning of the subsequent quarter, to minimize regulatory fees. The second tier of $1.30 billion is borrowed at the beginning of each quarter and paid off prior to each quarter end. The proceeds of the borrowings, net of the required FHLB stock holdings, are deposited at the Federal Reserve Bank of Kansas City. The pre-tax yield of the daily leverage strategy, which is defined as the annualized pre-tax income resulting from the transaction as a percentage of the average interest-earning assets associated with the transaction, was 0.20% and 0.21% for the three and six months ended March 31, 2015, respectively.

Total assets were $10.02 billion at March 31, 2015 compared to $9.87 billion at September 30, 2014. The increase in total assets was primarily in cash and cash equivalents held in excess of the daily leverage strategy. Loans receivable, net, increased $132.2 million, or 2.1%, to $6.37 billion at March 31, 2015, from $6.23 billion at September 30, 2014. Cash flows from the securities portfolio largely funded the loan growth. During the current year six month period, the Bank originated and refinanced $307.7 million of loans with a weighted average rate of 3.62%, purchased $282.7 million of loans from correspondent lenders with a weighted average rate of 3.47%, and participated in $21.6 million of commercial real estate loans with a weighted average rate of 3.70%.

Total liabilities were $8.55 billion at March 31, 2015 compared to $8.37 billion at September 30, 2014. The $174.3 million increase was due primarily to a $182.0 million increase in the deposit portfolio. The increase in deposits was comprised of a $75.7 million increase in the certificate of deposit portfolio, a $69.8 million increase in the checking portfolio, a $20.8 million increase in the money market portfolio, and a $15.7 million increase in the savings portfolio.

Stockholders' equity was $1.48 billion at March 31, 2015 compared to $1.49 billion at September 30, 2014. The $16.2 million decrease between periods was due primarily to the payment of $57.3 million in dividends and the repurchase of $3.6 million of stock, partially offset by net income of $39.7 million and a $2.8 million increase in AOCI resulting from an increase in unrealized gains on AFS securities due to a decrease in market yields between periods.

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

Financial Condition
The following table presents selected balance sheet information as of the dates presented.

	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2014	2014	2014	2014
	(Dollars in thousands)
Total assets	$10,023,099	$9,056,356	$9,865,028	$9,031,039	$9,115,417
Cash and cash equivalents	1,021,150	208,642	810,840	88,424	114,835
AFS securities	842,856	777,329	840,790	857,372	895,623
HTM securities	1,425,383	1,472,914	1,552,699	1,637,043	1,720,283
Loans receivable, net	6,365,320	6,261,619	6,233,170	6,132,520	6,053,897
FHLB stock	154,951	121,306	213,054	112,876	125,829
Deposits	4,837,274	4,705,012	4,655,272	4,654,862	4,693,762
FHLB borrowings	3,371,970	2,570,946	3,369,677	2,468,420	2,467,169
Repurchase agreements	220,000	220,000	220,000	320,000	320,000
Stockholders' equity	1,476,656	1,465,929	1,492,882	1,498,907	1,530,005
Equity to total assets at end of period	14.7%	16.2%	15.1%	16.6%	16.8%

Assets. Total assets were $10.02 billion at March 31, 2015 compared to $9.87 billion at September 30, 2014. Total assets were in excess of $10.0 billion at March 31, 2015 due primarily to an increase in cash and cash equivalents. Management does not currently anticipate being in excess of $10.0 billion in total assets in future quarters as the daily leverage tier strategy will be adjusted accordingly. Nor do we anticipate being subject to any additional regulatory requirements as a result of exceeding $10.0 billion in total assets at March 31, 2015, as we have not exceeded this regulatory threshold for four consecutive quarters. The increase in total assets was primarily in cash and cash equivalents held, in excess of the daily leverage strategy, due mainly to the balance of operating cash at September 30, 2014 being lower than the normal range, maintaining cash for increased loan closings and for brokered deposits maturing in late April and throughout the month of May, and from the redemption of $58.5 million of FHLB stock due to the removal of $1.30 billion from the FHLB line of credit in conjunction with the daily leverage strategy at March 31, 2015. A majority of the cash received from the redemption of the FHLB stock was used to acquire FHLB stock when the full daily leverage strategy was reinstated on April 1, 2015.

Loans Receivable. Loans receivable, net, increased $132.2 million, or 2.1%, to $6.37 billion at March 31, 2015, from $6.23 billion at September 30, 2014. The increase in the loan portfolio was primarily in the correspondent one- to four-family purchased loan portfolio.

Included in the loan portfolio at March 31, 2015 were $87.3 million, or 1.4% of the total loan portfolio, of adjustable-rate mortgage ("ARM") loans that were originated as interest-only. Of these interest-only loans, $73.6 million were purchased in bulk loan packages from nationwide lenders, primarily during fiscal year 2005.  The $73.6 million of bulk purchased interest-only ARM loans had a weighted average credit score of 723 and a weighted average LTV ratio of 69% at March 31, 2015. Interest-only ARM loans do not typically require principal payments during their initial term, and have initial interest-only terms of either 5 or 10 years.  At March 31, 2015, $38.5 million, or 44%, of the interest-only loans were still in their interest-only payment term. Included in the $38.5 million of interest-only loans were $26.4 million of bulk purchased interest-only ARM loans, all of which were scheduled to begin amortizing by September 30, 2015. At March 31, 2015, $4.2 million, or 15% of non-performing loans, were interest-only ARMs.

The following table presents the balance and weighted average rate of our loan portfolio as of the dates indicated. Within the one- to four-family loan portfolio at March 31, 2015, 65% of the loans had a balance at origination of less than $417 thousand.

	March 31, 2015		September 30, 2014
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Real estate loans:
One- to four-family	$6,094,729	3.67%	$5,972,031	3.72%
Multi-family and commercial	107,494	4.16	75,677	4.39
Construction:
One- to four-family	68,643	3.60	72,113	3.66
Multi-family and commercial	17,420	3.85	34,677	4.01
Total real estate loans	6,288,286	3.68	6,154,498	3.73

Consumer loans:
Home equity	126,146	5.09	130,484	5.14
Other	4,348	4.14	4,537	4.16
Total consumer loans	130,494	5.06	135,021	5.11
Total loans receivable	6,418,780	3.71	6,289,519	3.76

Less:
Undisbursed loan funds	52,063		52,001
ACL	9,406		9,227
Discounts/unearned loan fees	23,670		23,687
Premiums/deferred costs	(31,679)		(28,566)
Total loans receivable, net	$6,365,320		$6,233,170

The following table presents, for our portfolio of one- to four-family loans, the balance, percentage of total, weighted average credit score, weighted average LTV ratio, and the average balance per loan at the dates presented. Credit scores are updated at least semiannually, with the last update in March 2015, from a nationally recognized consumer rating agency. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

	March 31, 2015					September 30, 2014
		% of	Credit		Average		% of	Credit		Average
	Amount	Total	Score	LTV	Balance	Amount	Total	Score	LTV	Balance
	(Dollars in thousands)
Originated	$3,962,884	65.0%	764	64%	$127	$3,978,396	66.6%	764	64%	$127
Correspondent purchased	1,608,074	26.4	764	68	335	1,431,745	24.0	764	68	332
Bulk purchased	523,771	8.6	751	66	308	561,890	9.4	749	67	311
	$6,094,729	100.0%	763	65	162	$5,972,031	100.0%	763	65	159

The following tables summarize activity in the loan portfolio, along with weighted average rates where applicable, for the periods indicated, excluding changes in undisbursed loan funds, ACL, discounts/unearned loan fees, and premiums/deferred costs. Loans that were paid-off as a result of refinances are included in repayments. Purchased loans include purchases from correspondent and nationwide lenders. There were no bulk loan purchases from nationwide lenders during the periods presented. Loan endorsements are not included in the activity in the following table because a new loan is not generated at the time of the endorsement. The endorsed balance and rate are included in the ending loan portfolio balance and rate. During the three and six months ended March 31, 2015, the Bank endorsed $70.2 million and $84.6 million of one- to four-family loans, respectively, reducing the average rate on those loans by 93 and 94 basis points, respectively.

	For the Three Months Ended
	March 31, 2015		December 31, 2014		September 30, 2014		June 30, 2014
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$6,317,251	3.74%	$6,289,519	3.76%	$6,197,114	3.78%	$6,117,440	3.79%
Originated and refinanced:
Fixed	131,532	3.49	101,270	3.74	116,296	3.88	98,668	4.11
Adjustable	36,053	3.63	38,878	3.75	47,025	3.67	48,106	3.75
Purchased and participations:
Fixed	144,370	3.56	94,374	3.74	127,814	3.75	122,407	4.03
Adjustable	41,858	2.94	23,705	2.96	44,417	3.07	40,344	3.12
Repayments	(250,422)		(228,940)		(241,320)		(228,911)
Principal charge-offs, net	(166)		(103)		(282)		(192)
Other	(1,696)		(1,452)		(1,545)		(748)
Ending balance	$6,418,780	3.71	$6,317,251	3.74	$6,289,519	3.76	$6,197,114	3.78

	For the Six Months Ended
	March 31, 2015		March 31, 2014
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$6,289,519	3.76%	$6,011,799	3.82%
Originations and refinances:
Fixed	232,802	3.60	172,750	4.01
Adjustable	74,931	3.69	84,063	3.76
Purchases and participations:
Fixed	238,744	3.63	160,328	4.00
Adjustable	65,563	2.94	78,473	3.31
Repayments	(479,362)		(387,342)
Principal charge-offs, net	(269)		(530)
Other	(3,148)		(2,101)
Ending balance	$6,418,780	3.71	$6,117,440	3.79

The Bank's pricing strategy for originated first mortgage loan products includes setting interest rates based on secondary market prices and local competitor pricing for our local lending markets, and secondary market prices and national competitor pricing for our correspondent lending markets. During the six months ended March 31, 2015, the average rate offered on the Bank's 30-year fixed-rate originated one- to four-family loans, with no points paid by the borrower, was approximately 170 basis points above the average 10-year Treasury rate, while the average rate offered on the Bank's 15-year fixed-rate originated one- to four-family loans was approximately 90 basis points above the average 10-year Treasury rate.

The following tables present loan origination, refinance, and purchase activity for the periods indicated, excluding endorsement activity, along with associated weighted average rates and percent of total. Loan originations, purchases and refinances are reported together. The fixed-rate one- to four-family loans less than or equal to 15 years have an original maturity at origination of less than or equal to 15 years, while fixed-rate one- to four-family loans greater than 15 years have an original maturity at origination of greater than 15 years. The adjustable-rate one- to four-family loans less than or equal to 36 months have a term to first reset of less than or equal to 36 months at origination and adjustable-rate one- to four-family loans greater than 36 months have a term to first reset of greater than 36 months at origination. Of the $270.8 million of one- to four-family loans originated and refinanced during the current year six month period, 73% had loan values of $417 thousand or less. Of the $282.7 million of one- to four-family correspondent loans purchased during the current year six month period, 30% had loan values of $417 thousand or less.

	For the Three Months Ended
	March 31, 2015			March 31, 2014
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family:
<= 15 years	$87,435	2.96%	24.7%	$35,695	3.39%	17.7%
> 15 years	181,668	3.79	51.3	89,806	4.28	44.6
Multi-family and commercial real estate	5,900	3.45	1.7	3,600	4.13	1.8
Home equity	659	6.08	0.2	444	6.17	0.2
Other	240	7.34	0.1	169	9.10	0.1
Total fixed-rate	275,902	3.53	78.0	129,714	4.04	64.4

Adjustable-rate:
One- to four-family:
<= 36 months	1,073	2.62	0.3	1,480	2.78	0.7
> 36 months	61,277	2.94	17.3	53,190	3.20	26.4
Multi-family and commercial real estate	—	—	—	2,595	4.75	1.3
Home equity	15,144	4.57	4.3	13,999	4.66	7.0
Other	417	2.99	0.1	458	3.26	0.2
Total adjustable-rate	77,911	3.26	22.0	71,722	3.54	35.6

Total originated, refinanced and purchased	$353,813	3.47	100.0%	$201,436	3.86	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$138,470	3.57		$65,793	4.00
Participations - commercial real estate	5,900	3.45		—	—
Total fixed-rate purchased/participations	144,370	3.56		65,793	4.00

Adjustable-rate:
Correspondent - one- to four-family	41,858	2.94		30,337	3.14
Participations - commercial real estate	—	—		2,595	4.75
Total adjustable-rate purchased/participations	41,858	2.94		32,932	3.27
Total purchased/participation loans	$186,228	3.42		$98,725	3.75

	For the Six Months Ended
	March 31, 2015			March 31, 2014
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family:
<= 15 years	$147,320	3.03%	24.1%	$87,098	3.35%	17.6%
> 15 years	298,987	3.88	48.9	235,865	4.22	47.6
Multi-family and commercial real estate	23,250	3.69	3.8	8,600	4.05	1.7
Home equity	1,547	6.16	0.2	1,177	6.10	0.2
Other	442	7.68	0.1	338	10.09	0.1
Total fixed-rate	471,546	3.62	77.1	333,078	4.00	67.2

Adjustable-rate:
One- to four-family:
<= 36 months	2,440	2.63	0.4	3,510	2.77	0.7
> 36 months	104,807	2.97	17.1	111,162	3.14	22.4
Multi-family and commercial real estate	—	—	—	14,358	4.34	2.9
Home equity	32,405	4.60	5.3	32,738	4.65	6.6
Other	842	3.17	0.1	768	3.11	0.2
Total adjustable-rate	140,494	3.34	22.9	162,536	3.54	32.8

Total originated, refinanced and purchased	$612,040	3.55	100.0%	$495,614	3.85	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$217,174	3.63		$155,328	4.00
Participations - commercial real estate	21,570	3.70		5,000	4.00
Total fixed-rate purchased/participations	238,744	3.63		160,328	4.00

Adjustable-rate:
Correspondent - one- to four-family	65,563	2.94		64,115	3.08
Participations - commercial real estate	—	—		14,358	4.34
Total adjustable-rate purchased/participations	65,563	2.94		78,473	3.31
Total purchased/participation loans	$304,307	3.49		$238,801	3.77

The following tables present originated, refinanced, and correspondent activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average LTVs and weighted average credit scores for the periods indicated.

	For the Three Months Ended
	March 31, 2015			March 31, 2014
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$115,606	76%	769	$70,125	77%	762
Refinanced by Bank customers	35,519	68	772	13,916	67	763
Correspondent purchased	180,328	73	764	96,130	74	762
	$331,453	74	767	$180,171	75	762

	For the Six Months Ended
	March 31, 2015			March 31, 2014
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$212,615	76%	769	$185,631	77%	766
Refinanced by Bank customers	58,202	67	769	32,561	69	761
Correspondent purchased	282,737	74	765	219,443	74	761
	$553,554	74	767	$437,635	75	763

The following table presents the amount, percent of total, and weighted average rate, by state, for one- to four-family loan originations and correspondent purchases where originations and purchases in the state exceeded five percent of the total amount originated and purchased during the six months ended March 31, 2015.

	For the Three Months Ended			For the Six Months Ended
	March 31, 2015			March 31, 2015
State	Amount	% of Total	Rate	Amount	% of Total	Rate
	(Dollars in thousands)
Kansas	$140,893	42.5%	3.44%	$252,623	45.6%	3.52%
Missouri	79,527	24.0	3.35	134,630	24.3	3.44
Texas	54,797	16.5	3.35	79,567	14.4	3.39
Other states	56,236	17.0	3.51	86,734	15.7	3.50
	$331,453	100.0%	3.41	$553,554	100.0%	3.48

The following table summarizes our one- to four-family loan origination, refinance, and correspondent purchase commitments as of March 31, 2015, along with associated weighted average rates. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a rate lock fee. A percentage of the commitments are expected to expire unfunded, so the amounts reflected in the table below are not necessarily indicative of future cash requirements.

	Fixed-Rate
	15 years	More than	Adjustable-	Total
	or less	15 years	Rate	Amount	Rate
	(Dollars in thousands)
Originate/refinance	$20,035	$58,747	$18,349	$97,131	3.46%
Correspondent	13,397	50,811	14,835	79,043	3.60
	$33,432	$109,558	$33,184	$176,174	3.52

Rate	2.97%	3.84%	3.02%

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

Delinquent and non-performing loans and OREO - The following table presents the Company's 30 to 89 day delinquent loans at the dates indicated. Of the loans 30 to 89 days delinquent at March 31, 2015, 68% were 59 days or less delinquent.

	Loans Delinquent for 30 to 89 Days at:
	March 31,		December 31,		September 30,		June 30,		March 31,
	2015		2014		2014		2014		2014
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	128	$13,097	164	$16,638	138	$13,074	130	$14,435	119	$13,139
Correspondent purchased	7	2,206	6	1,280	9	2,335	5	1,301	5	998
Bulk purchased	35	8,137	46	10,047	37	7,860	36	6,826	33	7,272
Consumer loans:
Home equity	30	681	41	916	33	770	33	628	35	665
Other	9	36	14	29	18	69	11	40	14	52
	209	$24,157	271	$28,910	235	$24,108	215	$23,230	206	$22,126

30 to 89 days delinquent loans
to total loans receivable, net		0.38%		0.46%		0.39%		0.38%		0.37%

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

	Non-Performing Loans and OREO at:
	March 31,		December 31,		September 30,		June 30,		March 31,
	2015		2014		2014		2014		2014
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	79	$8,047	75	$7,762	82	$7,880	83	$8,130	95	$9,508
Correspondent purchased	1	490	3	1,039	2	709	2	314	2	443
Bulk purchased	27	8,040	24	7,191	28	7,120	29	8,322	33	10,301
Consumer loans:
Home equity	23	366	20	354	25	397	23	345	23	305
Other	6	19	5	28	4	13	6	24	4	8
	136	16,962	127	16,374	141	16,119	143	17,135	157	20,565
Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	80	9,709	89	9,636	67	7,473	66	8,379	66	7,111
Correspondent purchased	2	401	3	492	4	553	2	134	1	478
Bulk purchased	5	732	6	872	5	724	3	630	4	472
Consumer loans:
Home equity	6	108	5	91	2	45	3	61	4	74
Other	3	11	3	12	—	—	—	—	—	—
	96	10,961	106	11,103	78	8,795	74	9,204	75	8,135
Total non-performing loans	232	27,923	233	27,477	219	24,914	217	26,339	232	28,700

Non-performing loans as a percentage of total loans(2)		0.44%		0.44%		0.40%		0.43%		0.47%

OREO:
One- to four-family:
Originated(3)	36	$1,989	26	$2,551	25	$2,040	24	$1,430	26	$1,548
Correspondent purchased	1	216	—	—	1	179	1	179	4	403
Bulk purchased	5	1,162	5	685	2	575	2	369	4	398
Consumer loans:
Home equity	—	—	—	—	—	—	—	—	1	18
Other(4)	1	1,278	1	1,300	1	1,300	1	1,300	1	1,300
	43	4,645	32	4,536	29	4,094	28	3,278	36	3,667
Total non-performing assets	275	$32,568	265	$32,013	248	$29,008	245	$29,617	268	$32,367

Non-performing assets as a percentage of total assets		0.32%		0.35%		0.29%		0.33%		0.36%

(1)
Represents loans required to be reported as nonaccrual pursuant to regulatory reporting requirements even if the loans are current. At March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014, this amount was comprised of $1.2 million, $2.7 million, $1.1 million, $2.5 million and $881 thousand, respectively, of loans that were 30 to 89 days delinquent and are reported as such, and $9.8 million, $8.4 million, $7.7 million, $6.7 million and $7.3 million, respectively, of loans that were current.

(2)
Excluding loans required to be reported as nonaccrual pursuant to regulatory reporting requirements even if the loans are current, non-performing loans as a percentage of total loans were 0.27%, 0.26%, 0.26%, 0.28% and 0.34%, at March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014, respectively.

(3)	Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

(4)	Represents a single property the Bank purchased for a potential branch site but now intends to sell.

Of the $8.0 million of bulk purchased one- to four-family loans 90 or more days delinquent or in foreclosure as of March 31, 2015, 89% were originated in calendar year 2004 or 2005. Of the $8.0 million of originated one- to four-family loans 90 or more days delinquent or in foreclosure as of March 31, 2015, 75% of the loans were originated in calendar years 2003 to 2009.

Once a one- to four-family loan is generally 180 days delinquent, a new collateral value is obtained through an appraisal, less estimated selling costs and anticipated private mortgage insurance ("PMI") receipts. Any loss amounts identified as a result of this review are charged-off. At March 31, 2015, $10.9 million, or 66%, of the one- to four-family loans 90 or more days delinquent or in foreclosure had been individually evaluated for loss and any related losses have been charged-off.

The following table presents the top states where the properties securing our one- to four-family loans are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at March 31, 2015. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. At March 31, 2015, potential losses, after taking into consideration anticipated PMI proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,701,940	60.8%	$10,892	46.5%	$7,142	43.1%	71%
Missouri	1,185,058	19.5	3,094	13.2	1,958	11.8	67
Texas	284,243	4.7	1,373	5.9	705	4.3	78
California	279,487	4.6	—	—	—	—	n/a
Tennessee	117,471	1.9	1,165	5.0	—	—	n/a
Alabama	87,085	1.4	434	1.8	—	—	n/a
Oklahoma	76,032	1.2	25	0.1	303	1.8	65
North Carolina	43,375	0.7	—	—	—	—	n/a
Colorado	31,203	0.5	163	0.7	—	—	n/a
Nebraska	30,489	0.5	1,222	5.2	452	2.7	68
Illinois	29,367	0.5	773	3.3	1,473	8.9	61
Georgia	20,374	0.3	361	1.5	—	—	n/a
Other states	208,605	3.4	3,938	16.8	4,544	27.4	72
	$6,094,729	100.0%	$23,440	100.0%	$16,577	100.0%	70
TDRs - The following table presents the Company's TDRs, based on accrual status, at the dates indicated. At March 31, 2015, $26.1 million of TDRs were included in the ACL formula analysis model and $119 thousand of the ACL was related to these loans. The remaining $13.1 million of TDRs at March 31, 2015 were individually evaluated for loss and any potential losses have been charged-off.

	At
	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2014	2014	2014	2014
	(Dollars in thousands)
Accruing TDRs	$23,861	$24,365	$24,636	$26,081	$26,376
Nonaccrual TDRs(1)	15,337	15,912	13,370	13,987	15,061
Total TDRs	$39,198	$40,277	$38,006	$40,068	$41,437

(1)	Nonaccrual TDRs are included in the non-performing loan table above.

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

The ACL is maintained through provisions for credit losses which are either charged to or credited to income. The provision for credit losses is based upon the results of management's quarterly assessment of the ACL. During the six months ended March 31, 2015, the Company recorded a provision for credit losses of $448 thousand, which takes into account net charge-offs of $269 thousand during the period and loan growth.

The distribution of our ACL at the dates indicated is summarized below. Correspondent purchased one- to four-family loans are included with originated one- to four-family loans, and bulk purchased one- to four-family loans are reported as purchased one- to four-family loans.

	At
	March 31, 2015				September 30, 2014
		% of ACL		% of		% of ACL		% of
	Amount	to Total	Total	Loans to	Amount	to Total	Total	Loans to
	of ACL	ACL	Loans	Total Loans	of ACL	ACL	Loans	Total Loans
	(Dollars in thousands)
One- to four-family:
Originated	$6,678	71.0%	$5,570,958	86.8%	$6,228	67.5%	$5,410,140	86.0%
Purchased	1,858	19.8	523,771	8.2	2,323	25.2	561,890	8.9
Multi-family and commercial	507	5.3	107,494	1.7	312	3.4	75,677	1.2
Construction	54	0.6	86,063	1.3	123	1.3	106,791	1.7
Consumer:
Home equity	232	2.5	126,146	1.9	211	2.3	130,484	2.1
Other consumer	77	0.8	4,348	0.1	30	0.3	4,537	0.1
	$9,406	100.0%	$6,418,780	100.0%	$9,227	100.0%	$6,289,519	100.0%

The following tables present ACL activity and selected ACL ratios for the periods presented. See "Note 4 - Loans Receivable and Allowance for Credit Losses" for additional information related to ACL activity by loan segment.

	For the Three Months Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(Dollars in thousands)
ACL beginning balance	$9,297	$9,227	$9,082	$8,967	$8,919
Charge-offs	(189)	(206)	(288)	(308)	(121)
Recoveries	23	103	6	116	9
Provision for credit losses	275	173	427	307	160
ACL ending balance	$9,406	$9,297	$9,227	$9,082	$8,967

ACL to loans receivable, net at end of period	0.15%	0.15%	0.15%	0.15%	0.15%
ACL to non-performing loans at end of period	33.69	33.84	37.04	34.48	31.24
Ratio of net charge-offs during the period
to average loans outstanding during the period	—	—	—	—	—
Ratio of net charge-offs during the period
to average non-performing assets	0.51	0.34	0.97	0.62	0.35
ACL to net charge-offs (annualized)	14.2x	22.6x	8.2x	11.8x	20.0x

	For the Six Months Ended
	March 31, 2015	March 31, 2014
	(Dollars in thousands)
ACL beginning balance	$9,227	$8,822
Charge-offs	(395)	(546)
Recoveries	126	16
Provision for credit losses	448	675
ACL ending balance	$9,406	$8,967

Ratio of net charge-offs during the period to
average loans outstanding during the period	—%	0.01%
Ratio of net charge-offs during the period to
average non-performing assets during the period	0.87	1.69
ACL to net charge-offs (annualized)	17.5x	8.5x

Securities. The following table presents the distribution of our MBS and investment securities portfolios, at amortized cost, at the dates indicated. Overall, fixed-rate securities comprised 79% of these portfolios at March 31, 2015. The weighted average life ("WAL") is the estimated remaining principal repayment term (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	March 31, 2015			December 31, 2014			September 30, 2014
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Fixed-rate securities:
MBS	$1,173,186	2.32%	3.6	$1,212,911	2.35%	3.7	$1,279,990	2.35%	3.7
GSE debentures	579,731	1.12	2.0	504,802	1.11	2.8	554,811	1.06	2.9
Municipal bonds	37,828	1.96	3.1	35,534	2.11	2.8	38,874	2.29	2.8
Total fixed-rate securities	1,790,745	1.93	3.1	1,753,247	1.99	3.4	1,873,675	1.97	3.4

Adjustable-rate securities:
MBS	459,489	2.25	5.9	482,040	2.26	6.6	506,089	2.24	5.4
Trust preferred securities	2,346	1.53	22.2	2,477	1.50	22.5	2,493	1.49	22.7
Total adjustable-rate securities	461,835	2.24	6.0	484,517	2.26	6.7	508,582	2.24	5.5
Total securities portfolio	$2,252,580	1.99	3.7	$2,237,764	2.04	4.1	$2,382,257	2.02	3.9

The following table presents the carrying value of MBS in our portfolio by issuer at the dates presented.

	March 31, 2015	September 30, 2014
	(Dollars in thousands)
Federal National Mortgage Association ("FNMA")	$978,280	$1,052,464
Federal Home Loan Mortgage Corporation ("FHLMC")	535,660	598,153
Government National Mortgage Association	134,106	151,930
	$1,648,046	$1,802,547

Mortgage-Backed Securities - The balance of MBS, which primarily consists of securities of U.S. GSEs, decreased $154.5 million from $1.80 billion at September 30, 2014 to $1.65 billion at March 31, 2015. The following tables provide a summary of the activity in our portfolio of MBS for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yield for the ending balances are as of the last day of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented. The beginning and ending WAL is the estimated remaining principal repayment term (in years) after three-month historical prepayment speeds have been applied. Fixed-rate MBS purchased during the current fiscal year were generally comprised of loans with contractual terms-to-maturity of 15 years or less to help mitigate exposure to rising interest rates.

	For the Three Months Ended
	March 31, 2015			December 31, 2014			September 30, 2014			June 30, 2014
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,711,231	2.32%	4.5	$1,802,547	2.32%	4.2	$1,904,010	2.32%	4.4	$2,005,138	2.37%	4.7
Maturities and repayments	(86,156)			(89,795)			(100,521)			(99,000)
Net amortization of (premiums)/discounts	(1,258)			(1,332)			(1,464)			(1,542)
Purchases:
Fixed	25,137	1.53	3.8	—	—	—	—	—	—	—	—	—
Change in valuation on AFS securities	(908)			(189)			522			(586)
Ending balance - carrying value	$1,648,046	2.30	4.3	$1,711,231	2.32	4.5	$1,802,547	2.32	4.2	$1,904,010	2.32	4.4

	For the Six Months Ended
	March 31, 2015			March 31, 2014
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,802,547	2.32%	4.2	$2,047,708	2.40%	3.9
Maturities and repayments	(175,951)			(188,473)
Net amortization of (premiums)/discounts	(2,590)			(2,668)
Purchases:
Fixed	25,137	1.53	3.8	129,002	1.73	3.8
Adjustable	—	—	—	21,737	1.92	5.2
Change in valuation on AFS securities	(1,097)			(2,168)
Ending balance - carrying value	$1,648,046	2.30	4.3	$2,005,138	2.37	4.7

Investment Securities - Investment securities, which consist of U.S. GSE debentures (primarily issued by FNMA, FHLMC, or Federal Home Loan Banks) and municipal investments, increased $29.3 million, from $590.9 million at September 30, 2014 to $620.2 million at March 31, 2015. The following tables provide a summary of the activity of investment securities for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented. The increase in the weighted average yield between September 30, 2014 and March 31, 2015 was due primarily to lower rate securities being called during the period. The beginning and ending WALs represent the estimated remaining principal repayment terms (in years) of the securities after projected call dates have been considered, based upon market rates at each date presented.

	For the Three Months Ended
	March 31, 2015			December 31, 2014			September 30, 2014			June 30, 2014
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$539,012	1.18%	2.9	$590,942	1.15%	3.0	$590,405	1.15%	3.4	$610,768	1.13%	3.5
Maturities and calls	(28,051)			(54,081)			(3,374)			(28,610)
Net amortization of (premiums)/discounts	(68)			(95)			(87)			(94)
Purchases:
Fixed	105,212	1.16	1.7	810	1.22	5.0	4,702	1.57	5.2	4,421	1.53	6.3
Change in valuation on AFS securities	4,088			1,436			(704)			3,920
Ending balance - carrying value	$620,193	1.18	2.2	$539,012	1.18	2.9	$590,942	1.15	3.0	$590,405	1.15	3.4

	For the Six Months Ended
	March 31, 2015			March 31, 2014
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$590,942	1.15%	3.0	$740,282	1.14%	2.9
Maturities and calls	(82,132)			(257,665)
Net amortization of (premiums)/discounts	(163)			(198)
Purchases:
Fixed	106,022	1.16	1.7	129,785	1.00	2.6
Change in valuation on AFS securities	5,524			(1,436)
Ending balance - carrying value	$620,193	1.18	2.2	$610,768	1.13	3.5

Liabilities. Total liabilities were $8.55 billion at March 31, 2015 compared to $8.37 billion at September 30, 2014. The $174.3 million increase was due primarily to a $182.0 million increase in the deposit portfolio.

Deposits - Deposits were $4.84 billion at March 31, 2015 compared to $4.66 billion at September 30, 2014. The $182.0 million increase was due to a $75.7 million increase in the certificate of deposit portfolio, a $69.8 million increase in the checking portfolio, a $20.8 million increase in the money market portfolio, and a $15.7 million increase in the savings portfolio. We continue to be competitive on deposit rates and, in some cases, our offer rates for certificates of deposit have been higher than peers. If interest rates were to rise, it is possible that our customers may move the funds from their checking, savings, and money market accounts to higher yielding deposit products within the Bank or withdraw their funds from these accounts, including certificates of deposit, to invest in higher yielding investments outside of the Bank.

The following table presents the amount, weighted average rate and percentage of total for the components of our deposit portfolio at the dates presented.

	March 31, 2015			December 31, 2014			September 30, 2014
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Noninterest-bearing checking	$187,139	—%	3.9%	$174,744	—%	3.7%	$167,045	—%	3.6%
Interest-bearing checking	573,632	0.05	11.9	557,895	0.05	11.8	523,959	0.05	11.2
Savings	311,878	0.14	6.4	299,100	0.15	6.4	296,187	0.15	6.4
Money market	1,156,764	0.23	23.9	1,151,297	0.23	24.5	1,135,915	0.23	24.4
Retail certificates of deposit	2,279,154	1.26	47.1	2,222,391	1.24	47.2	2,231,737	1.22	47.9
Public units/brokered deposits	328,707	0.65	6.8	299,585	0.66	6.4	300,429	0.63	6.5
	$4,837,274	0.71	100.0%	$4,705,012	0.70	100.0%	$4,655,272	0.70	100.0%

Brokered deposits totaled $41.9 million at both March 31, 2015 and September 30, 2014. The brokered deposits at March 31, 2015 had a weighted average rate of 2.93% and a remaining term to maturity of one month. The Bank monitors the cost of brokered deposits and considers them as a potential source of funding, provided that investment opportunities are balanced with the funding cost. At March 31, 2015, public unit deposits were $286.9 million, compared to $258.6 million at September 30, 2014, and had a weighted average rate of 0.31% and an average remaining term to maturity of eight months. Management will continue to monitor the wholesale deposit market for attractive opportunities relative to the use of proceeds.

The following tables set forth scheduled maturity information for our certificates of deposit, along with associated weighted average rates, at March 31, 2015.

	Amount Due
		More than	More than
	1 year	1 year to	2 years to 3	More than	Total
Rate range	or less	2 years	years	3 years	Amount	Rate
	(Dollars in thousands)
0.00 – 0.99%	$812,136	$204,277	$26,121	$—	$1,042,534	0.52%
1.00 – 1.99%	168,490	317,542	485,785	379,148	1,350,965	1.47
2.00 – 2.99%	178,663	15,833	78	1,799	196,373	2.56
3.00 – 3.99%	17,287	186	249	—	17,722	3.03
4.00 – 4.99%	267	—	—	—	267	4.40
	$1,176,843	$537,838	$512,233	$380,947	$2,607,861	1.18

Percent of total	45.1%	20.6%	19.7%	14.6%
Weighted average rate	0.93	1.17	1.42	1.66
Weighted average maturity (in years)	0.4	1.4	2.5	3.9	1.5
Weighted average maturity for the retail certificate of deposit portfolio (in years)					1.7

	Amount Due
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)
Retail certificates of deposit less than $100,000	$191,993	$179,987	$283,938	$848,028	$1,503,946
Retail certificates of deposit of $100,000 or more	77,188	83,010	108,260	506,750	775,208
Brokered deposits less than $100,000	41,854	—	—	—	41,854
Public unit deposits of $100,000 or more	122,730	56,277	31,606	76,240	286,853
	$433,765	$319,274	$423,804	$1,431,018	$2,607,861

Borrowings - The following tables present term borrowing activity for the periods shown, which includes FHLB advances, at par, and repurchase agreements. Line of credit activity is excluded from the following tables. At March 31, 2015, the Bank had $800.0 million outstanding on the FHLB line of credit, at a rate of 0.25%, in conjunction with the daily leverage strategy. The weighted average effective rate includes the net impact of the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid and deferred gains related to interest rate swaps previously terminated. Rates on new borrowings are fixed-rate. The weighted average maturity ("WAM") is the remaining weighted average contractual term in years. The beginning and ending WAMs represent the remaining maturity at each date presented. For new borrowings, the WAMs presented are as of the date of issue.

	For the Three Months Ended
	March 31, 2015			December 31, 2014			September 30, 2014			June 30, 2014
		Effective			Effective			Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,795,000	2.55%	3.0	$2,795,000	2.45%	2.8	$2,795,000	2.53%	2.9	$2,795,000	2.54%	2.9
Maturities and prepayments:
FHLB advances	(250,000)	2.48		(250,000)	0.84		—	—		(100,000)	2.80
Repurchase agreements	—	—		—	—		(100,000)	4.20		—	—
New borrowings:
FHLB advances	250,000	2.06	6.4	250,000	1.99	5.2	100,000	1.96	5.0	100,000	2.45	7.0
Ending balance	$2,795,000	2.51	3.3	$2,795,000	2.55	3.0	$2,795,000	2.45	2.8	$2,795,000	2.53	2.9

	For the Six Months Ended
	March 31, 2015			March 31, 2014
		Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,795,000	2.45%	2.8	$2,845,000	2.75%	2.6
Maturities and prepayments:
FHLB advances	(500,000)	1.66		(350,000)	4.22
New borrowings:
FHLB advances	500,000	2.03	5.8	300,000	2.46	6.5
Ending balance	$2,795,000	2.51	3.3	$2,795,000	2.54	2.9

Maturities - The following table presents the maturity of FHLB advances, at par, and repurchase agreements, along with associated weighted average contractual and effective rates as of March 31, 2015. At March 31, 2015, the Bank had $800.0 million outstanding on the FHLB line of credit, at a rate of 0.25%, in conjunction with the daily leverage strategy, that is not included in the following table.

	FHLB	Repurchase
Maturity by	Advances	Agreements	Total	Contractual	Effective
Fiscal year	Amount	Amount	Amount	Rate	Rate(1)
	(Dollars in thousands)
2015	$100,000	$20,000	$120,000	3.13%	3.25%
2016	575,000	—	575,000	2.29	2.91
2017	500,000	—	500,000	2.69	2.72
2018	200,000	100,000	300,000	2.90	2.90
2019	300,000	—	300,000	1.68	1.68
2020	250,000	100,000	350,000	2.18	2.18
2021	550,000	—	550,000	2.27	2.27
2022	100,000	—	100,000	2.21	2.21
	$2,575,000	$220,000	$2,795,000	2.38	2.51

(1)
The effective rate includes the net impact of the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid and deferred gains related to interest rate swaps previously terminated.

The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail and public unit/brokered deposit amounts, and term borrowings for the next four quarters as of March 31, 2015.

			Public Unit/
	Retail		Brokered		Term
Maturity by	Certificate	Repricing	Deposit	Repricing	Borrowings	Repricing		Repricing
Quarter End	Amount	Rate	Amount	Rate	Amount	Rate	Total	Rate
	(Dollars in thousands)
June 30, 2015	$269,181	1.08%	$164,584	0.85%	$100,000	3.01%	$533,765	1.37%
September 30, 2015	262,997	1.21	56,277	0.18	20,000	4.45	339,274	1.23
December 31, 2015	179,072	0.77	25,103	0.34	200,000	1.94	404,175	1.32
March 31, 2016	213,126	0.89	6,503	0.30	175,000	5.08	394,629	2.74
	$924,376	1.01	$252,467	0.64	$495,000	3.37	$1,671,843	1.65

Stockholders' Equity. Stockholders' equity was $1.48 billion at March 31, 2015 compared to $1.49 billion at September 30, 2014. The $16.2 million decrease was due primarily to the payment of $57.3 million in dividends and the repurchase of $3.6 million of stock, partially offset by net income of $39.7 million and a $2.8 million increase in AOCI resulting from an increase in unrealized gains on AFS securities due to a decrease in market yields between periods. The $57.3 million in dividends paid during the current six month period consisted of a $0.26 per share, or $35.5 million, true-up dividend related to fiscal year 2014 earnings per the Company's dividend policy, and two regular quarterly dividends totaling $0.16 per share, or $21.8 million. On April 17, 2015, the Company declared a regular quarterly cash dividend of $0.085 per share, or approximately $11.6 million, payable on May 15, 2015 to stockholders of record as of the close of business on May 1, 2015.

At March 31, 2015, Capitol Federal Financial, Inc., at the holding company level, had $118.7 million on deposit at the Bank. For fiscal year 2015, it is the intent of the Board of Directors and management to continue with the payout of 100% of the Company's earnings to its stockholders. Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company.

The following table presents regular quarterly dividends and special dividends paid in calendar years 2015, 2014, and 2013. The amounts represent cash dividends paid during each period. For the quarter ending June 30, 2015, the amount presented does not represent the actual dividend payout, but rather management's estimate of the dividend announced on April 17, 2015.

	Calendar Year
	2015		2014		2013
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$11,592	$0.085	$10,513	$0.075	$11,023	$0.075
Quarter ended June 30	11,587	0.085	10,399	0.075	10,796	0.075
Quarter ended September 30			10,318	0.075	10,703	0.075
Quarter ended December 31			10,226	0.075	10,754	0.075
True-up dividends paid			35,450	0.260	25,815	0.180
True Blue dividends paid			34,663	0.250	35,710	0.250
Calendar year-to-date dividends paid	$23,179	$0.170	$111,569	$0.810	$104,801	$0.730

The Company's current stock repurchase plan, which does not have an expiration date, is for $175.0 million of common stock, of which $42.8 million remained available as of April 29, 2015. The Company did not repurchase any shares during the current quarter but did repurchase $3.6 million during the December 31, 2014 quarter. Through April 29, 2015, the Company had repurchased 11,075,854 shares at an average price of $11.94 per share, or $132.2 million.

Operating Results
The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2014	2014	2014	2014
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$58,198	$58,619	$58,405	$57,474	$57,117
MBS	9,537	10,001	10,535	11,206	11,597
Investment securities	1,673	1,675	1,711	1,739	1,869
FHLB stock	3,076	3,181	2,678	1,452	1,229
Cash and cash equivalents	1,393	1,424	905	50	45
Total interest and dividend income	73,877	74,900	74,234	71,921	71,857

Interest expense:
FHLB borrowings	17,198	16,988	16,217	14,826	15,311
Deposits	8,207	8,145	8,081	8,124	8,076
Repurchase agreements	1,693	1,731	1,963	2,773	2,743
Total interest expense	27,098	26,864	26,261	25,723	26,130

Net interest income	46,779	48,036	47,973	46,198	45,727

Provision for credit losses	275	173	427	307	160

Net interest income
(after provision for credit losses)	46,504	47,863	47,546	45,891	45,567

Non-interest income	5,277	5,257	6,109	5,619	5,727
Non-interest expense	22,859	23,142	23,542	22,380	21,828
Income tax expense	9,688	9,506	9,903	9,147	9,778
Net income	$19,234	$20,472	$20,210	$19,983	$19,688

Efficiency ratio	43.91%	43.42%	43.53%	43.19%	42.42%

Basic EPS	$0.14	$0.15	$0.15	$0.14	$0.14
Diluted EPS	0.14	0.15	0.15	0.14	0.14

Comparison of Operating Results for the Six Months Ended March 31, 2015 and 2014

For the six month period ended March 31, 2015, the Company recognized net income of $39.7 million, compared to net income of $37.5 million for the six month period ended March 31, 2014. The $2.2 million, or 5.9%, increase in net income was due primarily to a $4.7 million increase in interest income, partially offset by a $1.4 million increase in total non-interest expense and a $786 thousand increase in income tax expense due mainly to an increase in pre-tax income.

The net interest margin decreased 29 basis points, from 2.02% for the prior year six month period, to 1.73% for the current six month period as a result of the daily leverage strategy. Excluding the effects of the daily leverage strategy, the net interest margin would have been 2.08% for the current six month period, or six basis points higher than the prior year six month period. This increase was primarily a result of a decrease in the cost of funds and an increase in the dividend rate received on FHLB stock between the two periods. The positive impact on the net interest margin resulting from the shift in the mix of interest-earning assets from relatively lower yielding securities to higher yield loans was mostly offset by a decrease in market interest rates.

Interest and Dividend Income
The weighted average yield on total interest-earning assets decreased 52 basis points, from 3.24% for the prior year six month period, to 2.72% for the current six month period, while the average balance of interest-earning assets increased $2.04 billion from the prior year six month period. The decrease in the weighted average yield and the increase in the average balance both were due primarily to the daily leverage strategy. Absent the impact of the daily leverage strategy, the weighted average yield on total interest-earnings assets would have decreased one basis point from the prior year six month period, to 3.23%, and the average balance would have decreased $32.4 million. The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2015	2014	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$116,817	$114,065	$2,752	2.4%
MBS	19,538	23,559	(4,021)	(17.1)
Investment securities	3,348	3,935	(587)	(14.9)
FHLB stock	6,257	2,425	3,832	158.0
Cash and cash equivalents	2,817	107	2,710	2,532.7
Total interest and dividend income	$148,777	$144,091	$4,686	3.3

The increase in interest income on loans receivable was due to a $261.5 million increase in the average balance of the portfolio, partially offset by a decrease in the weighted average yield on the portfolio. The weighted average yield on the portfolio decreased seven basis points, from 3.79% for the prior year six month period, to 3.72% for the current six month period. The decrease in the weighted average yield was due primarily to downward repricing of adjustable-rate loans, as well as to repayments of higher-yielding loans.

The decrease in interest income on MBS and investment securities was due primarily to a decrease in the average balance of each portfolio as cash flows not reinvested in the portfolios were used largely to fund loan growth. The average balance of the MBS portfolio decreased $258.5 million and the average balance of the investment securities portfolio decreased $124.2 million between the two periods. Additionally, the weighted average yield on the MBS portfolio decreased 11 basis points, from 2.39% during the prior year six month period, to 2.28% for the current six month period. The decrease in the weighted average yield on the MBS portfolio was due primarily to repayments of MBS with yields greater than the weighted average yield on the existing portfolio, and to an increase in the impact of net premium amortization. Net premium amortization was $2.6 million during the current six month period, which decreased the weighted average yield on the portfolio by 31 basis points. During the prior year six month period, $2.7 million of net premiums were amortized, which decreased the weighted average yield on the portfolio by 27 basis points. At March 31, 2015, the net balance of premiums/(discounts) on our portfolio of MBS was $16.4 million.

The increase in dividends received on FHLB stock was due primarily to an $80.0 million increase in the average balance of the portfolio as a result of the daily leverage strategy, as well as an increase in the FHLB dividend rate between the two periods. The increase in interest income on cash and cash equivalents was due primarily to a $2.08 billion increase in the average balance resulting mainly from the daily leverage strategy.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities decreased 33 basis points, from 1.46% for the prior year six month period, to 1.13% for the current six month period, while the average balance of interest-bearing liabilities increased $2.14 billion from the prior year six month period due primarily to the daily leverage strategy. Absent the impact of the daily leverage strategy, the weighted average rate paid on total interest-bearing liabilities would have decreased nine basis points from the prior six month period, to 1.37%, due primarily to a decrease in the cost of term borrowings. The average balance of interest-bearing liabilities would have increased $73.1 million due to deposit growth. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2015	2014	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB borrowings	$34,186	$32,174	$2,012	6.3%
Deposits	16,352	16,399	(47)	(0.3)
Repurchase agreements	3,424	5,546	(2,122)	(38.3)
Total interest expense	$53,962	$54,119	$(157)	(0.3)

The increase in interest expense on FHLB borrowings was due primarily to a $2.07 billion increase in the average balance on the FHLB line of credit as a result of the daily leverage strategy, partially offset by a 111 basis point decrease in the weighted average rate paid on the borrowings. The decrease in the weighted average rate paid on the FHLB borrowings portfolio was primarily a result of borrowings on the FHLB line of credit, at an average rate of 0.25% for the current six month period, in conjunction with the daily leverage strategy. Absent the impact of the daily leverage strategy, the average rate paid on FHLB borrowings would have decreased 12 basis points from the prior year six month period, to 2.46% for the current six month period, primarily as a result of renewals of advances to lower market rates during the prior fiscal year.

The decrease in interest expense on repurchase agreements was due to the maturity of a $100.0 million agreement at 4.20% between periods. The repurchase agreement was replaced with an FHLB advance, which was at a lower rate than the maturing repurchase agreement.

Provision for Credit Losses
The Bank recorded a provision for credit losses during the current six month period of $448 thousand compared to a provision for credit losses during the prior year six month period of $675 thousand. The $448 thousand provision for credit losses in the current six month period takes into account net charge-offs of $269 thousand and loan growth. See "Financial Condition - Asset Quality" for additional information related to ACL activity.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2015	2014	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$7,254	$7,264	$(10)	(0.1)%
Insurance commissions	1,522	1,762	(240)	(13.6)
Loan fees	731	854	(123)	(14.4)
BOLI	568	668	(100)	(15.0)
Other non-interest income	459	679	(220)	(32.4)
Total non-interest income	$10,534	$11,227	$(693)	(6.2)

The decrease in insurance commissions was due primarily to a decrease in annual commissions received from certain insurance providers as a result of less favorable claims experience year-over-year. Management currently anticipates retail fees and charges earned will decrease approximately $100 thousand during the full fiscal year 2015 compared to the full fiscal year 2014, as opposed to our original estimate of $1.3 million. The change in our estimate is due primarily to higher than anticipated growth in our checking portfolio, resulting in higher than anticipated fee and debit card activity.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2015	2014	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$20,889	$21,450	$(561)	(2.6)%
Information technology and communications	5,153	4,612	541	11.7
Occupancy, net	4,880	5,183	(303)	(5.8)
Low income housing partnerships	2,912	1,419	1,493	105.2
Federal insurance premium	2,750	2,186	564	25.8
Deposit and loan transaction costs	2,630	2,650	(20)	(0.8)
Regulatory and outside services	2,502	2,553	(51)	(2.0)
Advertising and promotional	1,638	1,883	(245)	(13.0)
Other non-interest expense	2,647	2,679	(32)	(1.2)
Total non-interest expense	$46,001	$44,615	$1,386	3.1

The decrease in salaries and employee benefits expense was due primarily to the prior year six month period including compensation expense on unallocated ESOP shares related to the True Blue® Too Capitol dividend paid in December 2013 (with no similar dividend being paid in the current year six month period). The increase in information technology and communications expense was primarily related to continued upgrades to our information technology infrastructure. The decrease in occupancy, net was due mainly to a decrease in building repair and maintenance. The increase in low income housing partnership expense was due mainly to impairments, as well as to an increase in amortization expense due to an increase in the overall investment balance as a result of funding new partnerships and the general life cycle of the partnership activities. We have grown our investments in newly formed low income housing partnerships over the past couple of years. Generally, losses associated with these partnerships out-pace the tax credit benefit in the early years as they establish their operations. Management anticipates that low income housing partnership expense will increase approximately $2.6 million in fiscal year 2015 compared to fiscal year 2014, an increase from our original estimate of $2.0 million. The overall increase in low income housing expense year over year is due to an increase in impairments and amortization expense. The increase in federal insurance premium was due primarily to the daily leverage strategy. The decrease in advertising and promotional expense was due primarily to the timing of media campaigns and sponsorships.

The Company's efficiency ratio was 43.66% for the current six month period compared to 44.09% for the prior year six month period. The change in the efficiency ratio was due primarily to an increase in net interest income. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A lower value indicates that the financial institution is generating revenue with a lower level of expense.

Income Tax Expense
Income tax expense was $19.2 million for the current six month period compared to $18.4 million for the prior year six month period. The $786 thousand increase between periods was due to an increase in pre-tax income. The effective tax rate for the current six month period was 32.6% compared to 32.9% in the prior year six month period. Management anticipates the effective tax rate for fiscal year 2015 will be approximately 32% to 33%, based on fiscal year 2015 estimates as of March 31, 2015. The tax benefit associated with the low income housing tax credits is expected to be $4.3 million for fiscal year 2015, which is reflected in the effective tax rate range.

Average Balance Sheet
The following table presents the average balances of our assets, liabilities, and stockholders' equity and the related annualized yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated and the weighted average yield/rate on our interest-earning assets and interest-bearing liabilities at March 31, 2015. As previously discussed, $1.30 billion of the daily leverage strategy was removed at March 31, 2015, so the yields/rates presented at March 31, 2015 in the tables below do not reflect the full effects of this strategy. Weighted average yields are derived by dividing annualized income by the average balance of the related assets and weighted average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived from average daily balances. The yields and rates include amortization of fees, costs, premiums and discounts which are considered adjustments to yields/rates. Yields on tax-exempt securities were not calculated on a fully taxable equivalent basis.

	At	For the Six Months Ended
	March 31,	March 31, 2015			March 31, 2014
	2015	Average	Interest		Average	Interest
	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Rate	Amount	Paid	Rate	Amount	Paid	Rate
Assets:		(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	3.69%	$6,284,572	$116,817	3.72%	$6,023,062	$114,065	3.79%
MBS(2)	2.30	1,710,345	19,538	2.28	1,968,835	23,559	2.39
Investment securities(2)(3)	1.18	571,717	3,348	1.17	695,925	3,935	1.13
FHLB stock	5.98	209,679	6,257	5.98	129,685	2,425	3.75
Cash and cash equivalents	0.25	2,163,918	2,817	0.26	85,286	107	0.25
Total interest-earning assets(1)(2)	2.98	10,940,231	148,777	2.72	8,902,793	144,091	3.24
Other noninterest-earning assets		231,904			221,562
Total assets		$11,172,135			$9,124,355

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	0.04	$710,009	134	0.04	$662,600	127	0.04
Savings	0.14	301,322	220	0.15	287,642	148	0.10
Money market	0.23	1,147,287	1,334	0.23	1,135,843	1,310	0.23
Retail certificates	1.27	2,235,850	13,682	1.23	2,219,493	13,671	1.24
Wholesale certificates	0.65	317,531	982	0.62	303,788	1,143	0.75
Total deposits	0.71	4,711,999	16,352	0.70	4,609,366	16,399	0.71
FHLB advances(4)	2.47	2,570,980	31,582	2.46	2,499,851	32,173	2.58
FHLB line of credit	0.25	2,069,780	2,604	0.25	679	1	0.20
FHLB borrowings	1.94	4,640,760	34,186	1.47	2,500,530	32,174	2.58
Repurchase agreements	3.08	220,000	3,424	3.08	320,000	5,546	3.43
Total borrowings	2.01	4,860,760	37,610	1.55	2,820,530	37,720	2.68
Total interest-bearing liabilities	1.26	9,572,759	53,962	1.13	7,429,896	54,119	1.46
Other noninterest-bearing liabilities		116,659			108,070
Stockholders' equity		1,482,717			1,586,389
Total liabilities and stockholders' equity		$11,172,135			$9,124,355

					(Continued)

	At	For the Six Months Ended
	March 31,	March 31, 2015			March 31, 2014
	2015	Average	Interest		Average	Interest
	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Rate	Balance	Paid	Rate	Balance	Paid	Rate
		(Dollars in thousands)

Net interest income(5)			$94,815			$89,972
Net interest rate spread(6)	1.72%			1.59%			1.78%
Net interest-earning assets		$1,367,472			$1,472,897
Net interest margin(7)				1.73			2.02
Ratio of interest-earning assets to
interest-bearing liabilities				1.14x			1.20x

Selected performance ratios:
Return on average assets (annualized)				0.71%			0.82%
Return on average equity (annualized)				5.36			4.73
Average equity to average assets				13.27			17.39
Operating expense ratio(8)				0.82			0.98
Efficiency ratio(9)				43.66			44.09
Pre-tax yield on daily leverage strategy(10)				0.21			N/A

					(Concluded)

(1)
Calculated net of unearned loan fees, deferred costs, and undisbursed loan funds. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)	The average balance of investment securities includes an average balance of nontaxable securities of $36.0 million and $36.4 million for the six months ended March 31, 2015 and 2014, respectively.

(4)	The balance and rate of FHLB advances are stated net of deferred gains and deferred prepayment penalties.

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

(7)
Net interest margin represents net interest income as a percentage of average interest-earning assets. Excluding the effects of the daily leverage strategy, the net interest margin would have been 2.08% for the six months ended March 31, 2015.

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

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the six months ended March 31, 2015 to the six months ended March 31, 2014. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Six Months Ended
	March 31, 2015 vs. March 31, 2014
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$4,810	$(2,058)	$2,752
MBS	(2,989)	(1,032)	(4,021)
Investment securities	(723)	136	(587)
FHLB stock	1,949	1,883	3,832
Cash and cash equivalents	2,707	3	2,710
Total interest-earning assets	5,754	(1,068)	4,686

Interest-bearing liabilities:
Checking	9	(2)	7
Savings	7	65	72
Money market	13	10	23
Certificates of deposit	176	(325)	(149)
FHLB borrowings	3,349	(1,337)	2,012
Repurchase agreements	(1,600)	(522)	(2,122)
Total interest-bearing liabilities	1,954	(2,111)	(157)

Net change in net interest and dividend income	$3,800	$1,043	$4,843

Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014

For the quarter ended March 31, 2015, the Company recognized net income of $19.2 million, compared to net income of $19.7 million for the quarter ended March 31, 2014. The $454 thousand, or 2.3%, decrease in net income was due primarily to a $1.0 million increase in total non-interest expense, mainly associated with our low income housing partnership investments, and a $450 thousand decrease in total non-interest income, partially offset by a $1.1 million increase in net interest income. The net interest margin decreased 36 basis points, from 2.07% for the prior year quarter to 1.71% for the current quarter, primarily as a result of the daily leverage strategy. Excluding the effects of the daily leverage strategy, the net interest margin would have been 2.04% for the current quarter, or a three basis point decrease from the prior year quarter. This decrease was due primarily to a decrease in the weighted average yield on the loans receivable portfolio and to an increase in cash and cash equivalents held, in excess of the daily leverage strategy. The positive impact on the net interest margin resulting from the shift in the mix of interest-earning assets from relatively lower yielding securities to higher yield loans was mostly offset by a decrease in market interest rates.

Interest and Dividend Income
The weighted average yield on total interest-earning assets decreased 55 basis points, from 3.25% for the prior year quarter, to 2.70% for the current quarter, while the average balance of interest-earning assets increased $2.11 billion from the prior year quarter. The decrease in the weighted average yield and the increase in the average balance was due primarily to the daily leverage strategy. Absent the impact of the daily leverage strategy, the weighted average yield on total interest-earnings assets would have decreased four basis points from the prior year quarter, to 3.21%, while the average balance would have increased $46.9 million. The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2015	2014	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$58,198	$57,117	$1,081	1.9%
MBS	9,537	11,597	(2,060)	(17.8)
Investment securities	1,673	1,869	(196)	(10.5)
FHLB stock	3,076	1,229	1,847	150.3
Cash and cash equivalents	1,393	45	1,348	2,995.6
Total interest and dividend income	$73,877	$71,857	$2,020	2.8

The increase in interest income on loans receivable was due to a $267.8 million increase in the average balance of the portfolio, partially offset by a nine basis point decrease in the weighted average yield on the portfolio, from 3.78% for the prior year quarter, to 3.69% for the current quarter. The decrease in the weighted average yield was due primarily to downward repricing of adjustable-rate loans, as well as to repayments of higher-yielding loans and an increase in the net amortization of premiums/deferred costs. Net premium/deferred cost amortization of $331 thousand during the current quarter decreased the average yield on the portfolio by two basis points. During the prior year quarter, $67 thousand of net discounts/unearned loan fees were accreted, which increased the average yield on the portfolio by less than one basis point.

The decrease in interest income on MBS was due primarily to a decrease in the average balance of the portfolio as cash flows not reinvested in the portfolio were used largely to fund loan growth. The average balance of the MBS portfolio decreased $267.3 million between the two periods. Additionally, the weighted average yield on the MBS portfolio decreased 11 basis points, from 2.39% during the prior year quarter, to 2.28% for the current quarter. The decrease in the weighted average yield on the MBS portfolio was due primarily to repayments of MBS with yields greater than the weighted average yield on the existing portfolio, and to an increase in the impact of net premium amortization. Net premium amortization was $1.3 million during the current quarter, which decreased the weighted average yield on the portfolio by 30 basis points. During the prior year quarter, $1.3 million of net premiums were amortized, which decreased the weighted average yield on the portfolio by 26 basis points.

The increase in dividends received on FHLB stock was due to a $79.9 million increase in the average balance of the portfolio as a result of the daily leverage strategy, and to an increase in the FHLB dividend rate between the two periods. The increase in interest income on cash and cash equivalents was due primarily to a $2.13 billion increase in the average balance resulting mainly from the daily leverage strategy.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities decreased 28 basis points, from 1.42% for the prior year quarter, to 1.14% for the current quarter, while the average balance of interest-bearing liabilities increased $2.18 billion from the prior year quarter due primarily to the daily leverage strategy. Absent the impact of the daily leverage strategy, the weighted average rate paid on total interest-bearing liabilities would have decreased three basis points from the prior year quarter to 1.39%, while the average balance would have increased $116.0 million due to growth in the deposit portfolio. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2015	2014	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB borrowings	$17,198	$15,311	$1,887	12.3%
Deposits	8,207	8,076	131	1.6
Repurchase agreements	1,693	2,743	(1,050)	(38.3)
Total interest expense	$27,098	$26,130	$968	3.7

The increase in interest expense on FHLB borrowings was due primarily to a $2.06 billion increase in the average balance on the FHLB line of credit as a result of the daily leverage strategy, as well as to an increase in the average balance of FHLB advances. The decrease in interest expense on repurchase agreements was due to the maturity of a $100.0 million agreement at 4.20% during the prior year quarter. The repurchase agreement was replaced with an FHLB advance, which was at a lower rate than the maturing repurchase agreement.

Provision for Credit Losses
The Bank recorded a provision for credit losses during the current quarter of $275 thousand compared to a provision for credit losses during the prior year quarter of $160 thousand. The $275 thousand provision for credit losses in the current quarter takes into account net charge-offs of $166 thousand and loan growth. See "Financial Condition - Asset Quality" for additional information related to ACL activity.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2015	2014	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$3,471	$3,454	$17	0.5%
Insurance commissions	973	1,204	(231)	(19.2)
Loan fees	357	404	(47)	(11.6)
BOLI	252	330	(78)	(23.6)
Other non-interest income	224	335	(111)	(33.1)
Total non-interest income	$5,277	$5,727	$(450)	(7.9)

The decrease in insurance commissions was due primarily to a decrease in annual commissions received from certain insurance providers as a result of less favorable claims experience year-over-year.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2015	2014	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$10,412	$10,724	$(312)	(2.9)%
Information technology and communications	2,585	2,320	265	11.4
Occupancy, net	2,461	2,634	(173)	(6.6)
Low income housing partnerships	1,366	323	1,043	322.9
Federal insurance premium	1,468	1,103	365	33.1
Deposit and loan transaction costs	1,256	1,263	(7)	(0.6)
Regulatory and outside services	1,206	1,157	49	4.2
Advertising and promotional	749	877	(128)	(14.6)
Other non-interest expense	1,356	1,427	(71)	(5.0)
Total non-interest expense	$22,859	$21,828	$1,031	4.7

The decrease in salaries and employee benefits expense was due primarily to the prior year quarter including compensation expense on unallocated ESOP shares related to the True Blue® Too Capitol dividend paid in December 2013, along with a decrease in costs associated with the short-term performance plan. The increase in information technology and communications expense was primarily related to continued upgrades to our information technology infrastructure. The increase in low income housing partnership expense was due mainly to impairments, as well as to an increase in amortization expense due to an increase in the overall investment balance as a result of funding new partnerships and the general life cycle of the partnership activities. The increase in federal insurance premium was due primarily to the daily leverage strategy.

The Company's efficiency ratio was 43.91% for the current quarter compared to 42.42% for the prior year quarter. The change in the efficiency ratio was due primarily to an increase in non-interest expense.

Income Tax Expense
Income tax expense was $9.7 million for the current quarter compared to $9.8 million for the prior year quarter. The $90 thousand decrease between periods was due to a decrease in pre-tax income, partially offset by an increase in the effective tax rate. The effective tax rate for the current quarter was 33.5% compared to 33.2% for the prior year quarter.

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

	For the Three Months Ended
	March 31, 2015			March 31, 2014
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$6,313,311	$58,198	3.69%	$6,045,516	$57,117	3.78%
MBS(2)	1,674,986	9,537	2.28	1,942,336	11,597	2.39
Investment securities(2)(3)	560,434	1,673	1.19	662,266	1,869	1.13
FHLB stock	208,770	3,076	5.98	128,859	1,229	3.87
Cash and cash equivalents	2,202,290	1,393	0.25	71,652	45	0.25
Total interest-earning assets(1)(2)	10,959,791	73,877	2.70	8,850,629	71,857	3.25
Other noninterest-earning assets	233,237			222,552
Total assets	$11,193,028			$9,073,181

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$724,637	67	0.04	$674,447	63	0.04
Savings	305,182	115	0.15	291,106	77	0.11
Money market	1,153,612	664	0.23	1,139,010	650	0.23
Retail certificates	2,246,166	6,862	1.24	2,217,967	6,699	1.22
Wholesale certificates	328,910	499	0.61	305,848	587	0.78
Total deposits	4,758,507	8,207	0.70	4,628,378	8,076	0.71
FHLB advances(4)	2,571,309	15,900	2.51	2,485,130	15,311	2.50
FHLB line of credit	2,062,222	1,298	0.25	263	—	0.19
FHLB borrowings	4,633,531	17,198	1.50	2,485,393	15,311	2.50
Repurchase agreements	220,000	1,693	3.08	320,000	2,743	3.43
Total borrowings	4,853,531	18,891	1.58	2,805,393	18,054	2.60
Total interest-bearing liabilities	9,612,038	27,098	1.14	7,433,771	26,130	1.42
Other noninterest-bearing liabilities	105,621			96,460
Stockholders' equity	1,475,369			1,542,950
Total liabilities and stockholders' equity	$11,193,028			$9,073,181

					(Continued)

	For the Three Months Ended
	March 31, 2015			March 31, 2014
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
	(Dollars in thousands)

Net interest income(5)		$46,779			$45,727
Net interest rate spread(6)			1.56%			1.83%
Net interest-earning assets	$1,347,753			$1,416,858
Net interest margin(7)			1.71			2.07
Ratio of interest-earning assets
to interest-bearing liabilities			1.14x			1.19x

Selected performance ratios:
Return on average assets (annualized)			0.69%			0.87%
Return on average equity (annualized)			5.21			5.10
Average equity to average assets			13.18			17.01
Operating expense ratio(8)			0.82			0.96
Efficiency ratio(9)			43.91			42.42
Pre-tax yield on daily leverage strategy(10)			0.20			N/A

					(Concluded)

(1)
Calculated net of unearned loan fees, deferred costs, and undisbursed loan funds. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)
The average balance of investment securities includes an average balance of nontaxable securities of $35.1 million and $36.4 million for the quarters ended March 31, 2015 and March 31, 2014, respectively.

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

(7)
Net interest margin represents net interest income as a percentage of average interest-earning assets. Excluding the effects of the daily leverage strategy, the net interest margin would have been 2.04% for the quarter ended March 31, 2015.

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

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended March 31, 2015 to the three months ended March 31, 2014. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended March 31,
	2015 vs. 2014
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$2,454	$(1,373)	$1,081
MBS	(1,541)	(519)	(2,060)
Investment securities	(300)	104	(196)
FHLB stock	984	863	1,847
Cash equivalents	1,348	—	1,348
Total interest-earning assets	2,945	(925)	2,020

Interest-bearing liabilities:
Checking	5	(1)	4
Savings	4	35	39
Money market	8	5	13
Certificates of deposit	147	(72)	75
FHLB borrowings	1,758	129	1,887
Repurchase agreements	(791)	(259)	(1,050)
Total interest-bearing liabilities	1,131	(163)	968

Net change in net interest and dividend income	$1,814	$(762)	$1,052

Comparison of Operating Results for the Three Months Ended March 31, 2015 and December 31, 2014

Net income decreased $1.2 million, or 6.0%, from the quarter ended December 31, 2014 to $19.2 million for the quarter ended March 31, 2015, due primarily to a decrease in interest income. Net income attributable to the daily leverage strategy was $682 thousand during the current quarter. The net interest margin decreased five basis points from the prior quarter to 1.71% for the current quarter. Excluding the effects of the daily leverage strategy, the net interest margin would have been 2.04% for the current quarter, compared to 2.11% for the prior quarter. The decrease in the net interest margin from the prior quarter, both including and excluding the effects of the daily leverage strategy, was due primarily to a decrease in the weighted average yield on the loans receivable portfolio.

Interest and Dividend Income
The weighted average yield on total interest-earning assets for the current quarter decreased four basis points from the prior quarter, to 2.70%, due mainly to a decrease in the weighted average yield on the loans receivable portfolio, while the average balance of interest-earning assets increased $38.7 million between the two periods. Absent the impact of the daily leverage strategy, the weighted average yield on total interest-earnings assets would have decreased five basis points from the prior quarter, to 3.21%, while the average balance would have increased $53.6 million. The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2015	2014	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$58,198	$58,619	$(421)	(0.7)%
MBS	9,537	10,001	(464)	(4.6)
Investment securities	1,673	1,675	(2)	(0.1)
FHLB stock	3,076	3,181	(105)	(3.3)
Cash and cash equivalents	1,393	1,424	(31)	(2.2)
Total interest and dividend income	$73,877	$74,900	$(1,023)	(1.4)

The decrease in interest income on loans receivable was due to a six basis point decrease in the weighted average yield on the portfolio, to 3.69% for the current quarter, partially offset by a $56.9 million increase in the average balance of the portfolio. The decrease in the weighted average yield was due primarily to an increase in the net amortization of premiums/deferred costs and to the downward repricing of adjustable-rate loans. Net premium/deferred cost amortization of $331 thousand during the current quarter decreased the average yield on the portfolio by two basis points. During the prior quarter, $118 thousand of net discounts/unearned loan fees were accreted, which increased the average yield on the portfolio by one basis point.

The decrease in interest income on MBS was due to a $70.0 million decrease in the average balance of the portfolio as cash flows not reinvested in the portfolio were used primarily to fund loan growth. During the current quarter, $1.3 million of net premiums were amortized, which decreased the weighted average yield on the portfolio by 30 basis points. During the prior quarter, $1.3 million of net premiums were amortized, which decreased the weighted average yield on the portfolio by 31 basis points.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities increased three basis points from the prior quarter, to 1.14% for the current quarter due mainly to an increase in the weighted average rate paid on FHLB advances, and the average balance of interest-bearing liabilities increased $77.7 million between the two periods. Absent the impact of the daily leverage strategy, the weighted average rate paid on total interest-bearing liabilities would have increased three basis points from the prior quarter, to 1.39%, and the average balance would have increased $92.7 million due mainly to an increase in the average balance of the deposit portfolio. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2015	2014	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB borrowings	$17,198	$16,988	$210	1.2%
Deposits	8,207	8,145	62	0.8
Repurchase agreements	1,693	1,731	(38)	(2.2)
Total interest expense	$27,098	$26,864	$234	0.9

The increase in interest expense on FHLB borrowings was due primarily to a nine basis point increase in the weighted average rate paid on FHLB advances, to 2.51%, during the current quarter. This increase was due primarily to a full quarter impact of the renewal of $250.0 million of advances during the prior quarter with a previous weighted average rate of 0.84% to a new weighted average rate of 1.99%.

Provision for Credit Losses
The Bank recorded a provision for credit losses during the current quarter of $275 thousand compared to a provision for credit losses during the prior quarter of $173 thousand. The $275 thousand provision for credit losses in the current quarter takes into account net charge-offs of $166 thousand and loan growth. See "Financial Condition - Asset Quality" for additional information related to ACL activity.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2015	2014	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$3,471	$3,783	$(312)	(8.2)%
Insurance commissions	973	549	424	77.2
Loan fees	357	374	(17)	(4.5)
BOLI	252	316	(64)	(20.3)
Other non-interest income	224	235	(11)	(4.7)
Total non-interest income	$5,277	$5,257	$20	0.4

The increase in insurance commissions was due largely to the receipt of annual commissions from certain insurance providers as a result of favorable claims experience during the prior year. The decrease in retail fees and charges was due primarily to a decrease in debit card income, due in part to seasonality, and a decrease in service charges earned.

Income Tax Expense
Income tax expense was $9.7 million for the current quarter compared to $9.5 million for the prior quarter. The increase between periods was due to an increase in the effective tax rate, from 31.7% for the prior quarter, to 33.5% for the current quarter. The change in the effective tax rate was due largely to the prior quarter including discrete items related to state income tax liabilities which lowered the effective tax rate, along with a reduction in the benefit of the low income housing tax credits in the current quarter. The reduction in benefit was due to adjusting the tax credits to actual credits we expect to realize during the tax year due to the receipt of the related Schedule K-1s.

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

	For the Three Months Ended
	March 31, 2015			December 31, 2014
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$6,313,311	$58,198	3.69%	$6,256,458	$58,619	3.75%
MBS(2)	1,674,986	9,537	2.28	1,744,936	10,001	2.29
Investment securities(2)(3)	560,434	1,673	1.19	582,755	1,675	1.15
FHLB stock	208,770	3,076	5.98	210,569	3,181	5.99
Cash and cash equivalents	2,202,290	1,393	0.25	2,126,380	1,424	0.26
Total interest-earning assets(1)(2)	10,959,791	73,877	2.70	10,921,098	74,900	2.74
Other noninterest-earning assets	233,237			230,598
Total assets	$11,193,028			$11,151,696

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$724,637	67	0.04	$695,699	67	0.04
Savings	305,182	115	0.15	297,546	105	0.14
Money market	1,153,612	664	0.23	1,141,099	670	0.23
Retail certificates	2,246,166	6,862	1.24	2,225,759	6,820	1.22
Wholesale certificates	328,910	499	0.61	306,399	483	0.63
Total deposits	4,758,507	8,207	0.70	4,666,502	8,145	0.69
FHLB advances(4)	2,571,309	15,900	2.51	2,570,657	15,682	2.42
FHLB line of credit	2,062,222	1,298	0.25	2,077,174	1,306	0.25
FHLB borrowings	4,633,531	17,198	1.50	4,647,831	16,988	1.45
Repurchase agreements	220,000	1,693	3.08	220,000	1,731	3.08
Total borrowings	4,853,531	18,891	1.58	4,867,831	18,719	1.52
Total interest-bearing liabilities	9,612,038	27,098	1.14	9,534,333	26,864	1.11
Other noninterest-bearing liabilities	105,621			127,458
Stockholders' equity	1,475,369			1,489,905
Total liabilities and stockholders' equity	$11,193,028			$11,151,696

					(Continued)

	For the Three Months Ended
	March 31, 2015			December 31, 2014
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
	(Dollars in thousands)

Net interest income(5)		$46,779			$48,036
Net interest rate spread(6)			1.56%			1.63%
Net interest-earning assets	$1,347,753			$1,386,765
Net interest margin(7)			1.71			1.76
Ratio of interest-earning assets
to interest-bearing liabilities			1.14x			1.15x

Selected performance ratios:
Return on average assets (annualized)			0.69%			0.73%
Return on average equity (annualized)			5.21			5.50
Average equity to average assets			13.18			13.36
Operating expense ratio(8)			0.82			0.83
Efficiency ratio(9)			43.91			43.42
Pre-tax yield on daily leverage strategy(10)			0.20			0.22

					(Concluded)

(1)
Calculated net of unearned loan fees, deferred costs, and undisbursed loan funds. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)
The average balance of investment securities includes an average balance of nontaxable securities of $35.1 million and $36.9 million for the quarters ended March 31, 2015 and December 31, 2014, respectively.

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

(7)
Net interest margin represents net interest income as a percentage of average interest-earning assets. Excluding the effects of the daily leverage strategy, the net interest margin would have been 2.04% and 2.11% for the quarters ended March 31, 2015 and December 31, 2014, respectively.

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

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended March 31, 2015 to the three months ended December 31, 2014. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous quarter's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous quarter. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended
	March 31, 2015 vs. December 31, 2014
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$505	$(926)	$(421)
MBS	(399)	(65)	(464)
Investment securities	(65)	63	(2)
FHLB stock	(79)	(26)	(105)
Cash and cash equivalents	33	(64)	(31)
Total interest-earning assets	(5)	(1,018)	(1,023)

Interest-bearing liabilities:
Checking	2	(1)	1
Savings	2	8	10
Money market	(5)	(1)	(6)
Certificates of deposit	32	25	57
FHLB borrowings	(14)	224	210
Repurchase agreements	(19)	(19)	(38)
Total interest-bearing liabilities	(2)	236	234

Net change in net interest and dividend income	$(3)	$(1,254)	$(1,257)

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

We generally intend to maintain cash reserves sufficient to meet short-term liquidity needs, which are routinely forecasted for 10, 30, and 365 days. Additionally, on a monthly basis, we perform a liquidity stress test in accordance with the Interagency Policy Statement on Funding and Liquidity Risk Management. The liquidity stress test incorporates both short-term and long-term liquidity scenarios in order to identify and to quantify liquidity risk. Management also continuously monitors key liquidity statistics related to items such as wholesale funding gaps, borrowings capacity, and available unpledged collateral, along with various liquidity ratios.

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

If management observes a trend in the amount and frequency of line of credit utilization that is not in conjunction with a planned strategy, such as the daily leverage strategy, the Bank will likely utilize long-term wholesale borrowing sources such as FHLB advances and/or repurchase agreements to provide permanent fixed-rate funding. The maturities of these borrowings are generally staggered in order to mitigate the risk of a highly negative cash flow position at maturity.

The outstanding amount of FHLB advances was $2.58 billion at March 31, 2015, of which $475.0 million was scheduled to mature in the next 12 months. All FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with the FHLB along with certain securities. The Bank pledged securities with an estimated fair value of $449.8 million as collateral for FHLB borrowings at March 31, 2015. At March 31, 2015, the Bank's ratio of the par value of FHLB borrowings to total assets, as reported to the OCC, was 34%. When the daily leverage strategy was in place during the current quarter, FHLB borrowings to the Bank's total assets were in excess of 40%, and are expected to be in excess of 40% as long as the Bank continues its daily leverage strategy and the FHLB president continues to approve the Bank's borrowing limit being in excess of 40% of total Bank assets. All or a portion of the borrowings against the FHLB line of credit in conjunction with the daily leverage strategy could be repaid at any point in time while the strategy is in effect, if necessary.

At March 31, 2015, the Bank had repurchase agreements of $220.0 million, or approximately 2% of total assets, of which $20.0 million was scheduled to mature in the next 12 months. The Bank may enter into additional repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to a total borrowings limit of 55% as discussed below. The Bank had pledged securities with an estimated fair value of $246.3 million as collateral for repurchase agreements as of March 31, 2015. The securities pledged for the repurchase agreements will be delivered back to the Bank when the repurchase agreements mature.

The Bank's internal policy limits total borrowings to 55% of total assets. At March 31, 2015, the Bank had term borrowings, at par, of $2.80 billion, or approximately 28% of total assets. Additionally, the Bank could utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At March 31, 2015, the Bank had $1.14 billion of securities that were eligible but unused as collateral for borrowing or other liquidity needs.

The Bank has access to and utilizes other sources of funds for liquidity purposes, such as brokered deposits and public unit deposits. As of March 31, 2015, the Bank's policy allows for combined brokered and public unit deposits up to 15% of total deposits. At March 31, 2015, the Bank had brokered and public unit deposits totaling $328.7 million, or approximately 7% of total deposits. Management continuously monitors the wholesale deposit market for opportunities to obtain brokered and public unit deposits at attractive rates. The Bank had pledged securities with an estimated fair value of $316.2 million as collateral for public unit deposits at March 31, 2015. The securities pledged as collateral for public unit deposits are held under joint custody by the FHLB and generally will be released upon deposit maturity.

As of March 31, 2015, $1.18 billion of the Bank's $2.61 billion of certificates of deposit was scheduled to mature within one year. Included in the $1.18 billion was $252.5 million of public unit and brokered deposits. Based on our deposit retention experience and our current pricing strategy, we anticipate that a majority of the maturing retail certificates of deposit will renew or transfer to other deposit products at the prevailing rate, although no assurance can be given in this regard.  We also anticipate that a majority of the maturing public unit deposits will be replaced with similar wholesale funding products and we are currently evaluating the replacement of the maturing brokered deposits.

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

At March 31, 2015, cash and cash equivalents totaled $1.02 billion, an increase of $210.3 million from September 30, 2014. The increase in cash and cash equivalents was due mainly to the balance of operating cash at September 30, 2014 being lower than normal, the Bank maintaining cash for increased loan closings and for brokered deposits maturing in late April and throughout the month of May, and from the redemption of $58.5 million of FHLB stock due to the removal of $1.30 billion from the FHLB line of credit in conjunction with the daily leverage strategy at March 31, 2015. A majority of the cash received from the redemption of the FHLB stock was used to acquire FHLB stock when the full daily leverage strategy was reinstated on April 1, 2015.

During the six months ended March 31, 2015, loan originations and purchases, net of principal repayments and related loan activity, resulted in a cash outflow of $135.7 million. See additional discussion regarding loan activity in "Financial Condition - Loans Receivable." During the six months ended March 31, 2015, net security portfolio cash outflows were $129.0 million and were used primarily to fund loan growth. Due primarily to the daily leverage strategy, $91.3 million of FHLB stock was purchased during the six months ended March 31, 2015 and $155.7 million was redeemed.

At March 31, 2015, Capitol Federal Financial, Inc., at the holding company level, had $118.7 million on deposit at the Bank. During the six months ended March 31, 2015, the Company paid $57.3 million in cash dividends and repurchased 302,145 shares at a total cost of $3.6 million. See additional discussion regarding dividends and stock repurchases in "Financial Condition - Stockholders' Equity."

As of March 31, 2015, the Bank had $10.3 million of agreements outstanding in connection with the remodeling of the Bank's Kansas City market area operations center.  The project scope includes replacement of all mechanical and electrical systems, interior finishes, and exterior building components.  The completed project will result in a more energy efficient building, which is expected to lower our utility and maintenance expenses.  There may be additional agreements and expenses related to the project through early fiscal year 2017, which is when the project is expected to be completed.  Costs related to the project will be capitalized and depreciated according to the estimated useful life of the assets as they are placed in service.

The following table presents the contractual maturities of our loan, MBS, and investment securities portfolios at March 31, 2015, along with associated weighted average yields. Loans and securities which have adjustable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses. As of March 31, 2015, the amortized cost of investment securities in our portfolio which are callable or have pre-refunding dates within one year was $433.9 million.

	Loans(1)		MBS		Investment Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Amounts due:
Within one year	$72,698	3.91%	$—	—%	$2,818	2.57%	$75,516	3.86%

After one year:
Over one to two years	64,345	3.78	257	5.57	31,551	1.56	96,153	3.06
Over two to three years	17,259	5.01	2,096	4.65	257,921	1.04	277,276	1.31
Over three to five years	59,588	4.75	59,760	4.46	288,528	1.23	407,876	2.22
Over five to ten years	384,936	4.05	470,637	2.01	37,313	1.33	892,886	2.86
Over ten to fifteen years	1,434,552	3.40	641,921	2.29	—	—	2,076,473	3.06
After fifteen years	4,385,402	3.73	473,375	2.33	2,062	1.53	4,860,839	3.59
Total due after one year	6,346,082	3.69	1,648,046	2.30	617,375	1.17	8,611,503	3.24

	$6,418,780	3.69	$1,648,046	2.30	$620,193	1.18	$8,687,019	3.25

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

The Company paid cash dividends of $57.3 million during the six months ended March 31, 2015. Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company level.

Off-Balance Sheet Arrangements, Commitments and Contractual Obligations

The Company, in the normal course of business, makes commitments to buy or sell assets or to incur or fund liabilities. There have been no material changes in commitments, contractual obligations or off-balance sheet arrangements from September 30, 2014. For additional information, see "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements, Commitments and Contractual Obligations" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2014. We anticipate that we will continue to have sufficient funds, through repayments and maturities of loans and securities, deposits and borrowings, to meet our current commitments.

The maximum balance of short-term FHLB borrowings outstanding at any month-end during the six months ended March 31, 2015 was $2.70 billion, and the average short-term balance of FHLB borrowings outstanding during the six months ended March 31, 2015 was $2.57 billion, at a weighted average rate of 0.60%. This compares to a balance of short-term FHLB borrowings outstanding at the end of the current period of $1.28 billion at a weighted average rate of 1.11%.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company's consolidated financial statements for the quarter ended March 31, 2015, or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well-capitalized" status for the Bank and Company in accordance with regulatory standards. As of March 31, 2015, the Company and Bank exceeded all regulatory capital requirements. The following table presents the regulatory capital ratios of the Bank and the Company at March 31, 2015.

			Regulatory
			Requirement For
	Bank	Company	"Well-Capitalized"
	Ratios	Ratios	Status
Tier 1 leverage ratio(1)	11.6%	13.1%	5.0%
Common equity tier 1 capital ratio(2)	31.7	35.8	6.5
Tier 1 capital ratio(2)	31.7	35.8	8.0
Total capital ratio(2)	32.0	36.0	10.0

(1)
In prior periods, this ratio was calculated using total assets at quarter end in the denominator in accordance with regulatory capital rules at that point in time. This ratio is now calculated using current quarter average assets in the denominator in accordance with current regulatory capital rules.

(2)	These ratios are calculated using risk weighted assets in the denominator.

The following table presents a reconciliation of equity under GAAP to regulatory capital amounts, as of March 31, 2015, for the Bank and the Company (dollars in thousands):

	Bank	Company
Total equity as reported under GAAP	$1,310,286	$1,476,656
Unrealized gains on AFS securities	(9,740)	(9,740)
Total tier 1 capital	1,300,546	1,466,916
ACL	9,406	9,406
Total capital	$1,309,952	$1,476,322

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

For each date presented in the following table, the estimated percentage change in the Bank's net interest income based on the indicated instantaneous, parallel, and permanent change in interest rates is presented. The percentage change in each interest rate environment represents the difference between estimated net interest income in the 0 basis point interest rate environment ("base case," assumes the forward market and product interest rates implied by the yield curve are realized) and the estimated net interest income in each alternative interest rate environment (assumes market and product interest rates have a parallel shift in rates across all maturities by the indicated change in rates). At all dates presented, the three-month Treasury bill yield was less than one percent, so the -100 basis point scenario is not presented. Estimations of net interest income used in preparing the table below were based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities do not change materially and that any repricing of assets or liabilities occurs at anticipated product and market rates for the alternative rate environments as of the dates presented. The estimation of net interest income does not include any projected gains or losses related to the sale of loans or securities, or income derived from non-interest income sources, but does include the use of different prepayment assumptions in the alternative interest rate environments. It is important to consider that estimated changes in net interest income are for a cumulative four-quarter period. These do not reflect the earnings expectations of management.

Change	Percentage Change in Net Interest Income
(in Basis Points)	At
in Interest Rates(1)	March 31, 2015	December 31, 2014	September 30, 2014
-100 bp	N/A	N/A	N/A
000 bp	—	—	—
+100 bp	(0.27)%	(1.36)%	(2.32)%
+200 bp	(1.86)	(4.10)	(5.54)
+300 bp	(4.84)	(8.01)	(9.67)

(1)	Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The projected percentage change in net interest income was impacted to a lesser degree in the increasing interest rate scenarios at March 31, 2015 than at December 31, 2014 and September 30, 2014. This was largely driven by an increase in the amount of assets projected to reprice in the base case at March 31, 2015 compared to the prior two periods, which resulted in a larger positive gap position. Due to the change in gap position, it is expected that assets will reprice higher and at a faster pace in a rising interest rate environment at March 31, 2015, compared to both December 31, 2014 and September 30, 2014. See the gap table below for additional information.

Net interest income is projected to decrease in a rising interest rate environment at March 31, 2015, despite the positive gap position, due to a projected reduction in cash flows from the Bank's mortgage-related assets and callable agency debentures as interest rates rise. In all of the scenarios presented, cash flows from the Bank's assets decrease to such a level that the Bank's liabilities are projected to reprice to higher interest rates at a faster pace than the Bank's assets.

The following table sets forth the estimated percentage change in the MVPE for each date presented based on the indicated instantaneous, parallel, and permanent change in interest rates. The estimated MVPE results from the valuation of cash flows from financial assets and liabilities over the anticipated lives of each for each interest rate environment. The percentage change in each interest rate environment represents the difference between the MVPE in the base case (assumes the forward market interest rates implied by the yield curve are realized) and the MVPE in each alternative interest rate environment (assumes market interest rates have a parallel shift in rates). At all dates presented, the three-month Treasury bill yield was less than one percent, so the -100 basis point scenario is not presented. The estimations of the MVPE used in preparing the table below were based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities do not change, that any repricing of assets or liabilities occurs at current product or market rates for the alternative rate environments as of the dates presented, and that different prepayment rates were used in each alternative interest rate environment.

Change	Percentage Change in MVPE
(in Basis Points)	At
in Interest Rates(1)	March 31, 2015	December 31, 2014	September 30, 2014
-100 bp	N/A	N/A	N/A
000 bp	—	—	—
+100 bp	(5.98)%	(7.27)%	(9.51)%
+200 bp	(14.90)	(17.22)	(21.00)
+300 bp	(24.96)	(28.19)	(32.96)

(1)	Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

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

The percentage change in the Bank's MVPE is adversely impacted in rising interest rate scenarios for all periods presented due primarily to the Bank's mortgage-related assets and callable investment securities. As interest rates increase, repayments on mortgage-related assets will likely only be realized through changes in borrowers' lives such as divorce, death, job-related relocations, or other life changing events, resulting in an increase in the average life of mortgage-related assets. Similarly, call projections for the Bank's callable agency debentures decrease as interest rates rise, which results in their cash flows moving towards their contractual maturity dates. The longer expected average lives of these assets, relative to the assumptions in the base case interest rate environment, increased the sensitivity of their market value to changes in interest rates. As a result, the market value of the Bank's financial assets decreased more than the decrease in the market value of its financial liabilities, resulting in a decrease in the MVPE in all rising interest rate environments. However, the percentage change in the Bank's MVPE at March 31, 2015 was less adversely impacted in the increasing interest rate scenarios than at December 31, 2014 and September 30, 2014 due primarily to lower long-term interest rates, particularly lower mortgage interest rates. The lower long-term interest rates resulted in shorter weighted average lives for these assets in the base case, thereby decreasing the sensitivity of their market values as interest rates increase.

The following gap table summarizes the anticipated maturities or repricing periods of the Bank's interest-earning assets and interest-bearing liabilities as of March 31, 2015 based on the information and assumptions set forth in the notes below. Cash flow projections for mortgage-related assets are calculated based on current interest rates. Prepayment projections are subjective in nature, involve uncertainties and assumptions and, therefore, cannot be determined with a high degree of accuracy. Although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates. Assumptions may not reflect how actual yields and costs respond to market interest rate changes. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the gap table below. For additional information regarding the impact of changes in interest rates, see the preceding Percentage Change in Net Interest Income and Percentage Change in MVPE discussions and tables.

	Within	Three to	More Than	More Than
	Three	Twelve	One Year to	Three Years	Over
	Months	Months	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable:(1)
Mortgage loans:
Fixed-rate	$299,533	$724,100	$1,330,600	$842,598	$1,847,591	$5,044,422
Adjustable-rate	128,787	627,729	330,296	104,246	36,302	1,227,360
Other loans	111,258	8,293	7,071	2,017	1,397	130,036
Investment securities(2)	30,005	3,219	313,529	262,390	10,762	619,905
MBS(3)	230,041	425,185	464,225	250,436	262,788	1,632,675
Other interest-earning assets	1,007,482	—	—	—	—	1,007,482
Total interest-earning assets	1,807,106	1,788,526	2,445,721	1,461,687	2,158,840	9,661,880

Interest-bearing liabilities:
Deposits:
Checking(4)	152,068	50,648	119,148	91,121	347,786	760,771
Savings(4)	68,302	16,232	37,426	29,028	160,890	311,878
Money market(4)	219,863	147,668	270,690	157,967	479,318	1,275,506
Certificates	443,142	739,428	1,045,413	379,364	514	2,607,861
Borrowings(5)	900,000	395,000	900,000	550,000	896,140	3,641,140
Total interest-bearing liabilities	1,783,375	1,348,976	2,372,677	1,207,480	1,884,648	8,597,156

Excess of interest-earning assets over
interest-bearing liabilities	$23,731	$439,550	$73,044	$254,207	$274,192	$1,064,724

Cumulative excess of interest-earning
assets over interest-bearing liabilities	$23,731	$463,281	$536,325	$790,532	$1,064,724

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities as a
percent of total Bank assets at
March 31, 2015	0.24%	4.62%	5.35%	7.89%	10.62%
December 31, 2014	(2.55)	3.60	1.13	4.83	11.75
September 30, 2014	(3.65)	(0.82)	(4.14)	0.69	10.31

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

(2)	Based on contractual maturities, term to call dates or pre-refunding dates as of March 31, 2015, at amortized cost.

(3)	Reflects projected prepayments of MBS, at amortized cost.

(4)
Although the Bank's checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts is based on assumptions developed from our actual experiences with these accounts. If all of the Bank's checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $1.23 billion, for a cumulative one-year gap of -12.3% of total assets.

(5)	Borrowings exclude deferred prepayment penalty costs and deferred gains on interest rate swap agreements previously terminated.

The increase in the one-year gap amount at March 31, 2015 was primarily due to lower interest rates at March 31, 2015 than at December 31, 2014 and September 30, 2014. This resulted in an increase in prepayment projections on the Bank's mortgage loan and MBS portfolios, as well as an increase in the amount of securities projected to be called, resulting in an increase in the amount of assets expected to reprice over the 12-month horizon. Additionally, the Bank repriced $250.0 million of term borrowings during the current quarter, which decreased the amount of liabilities expected to reprice during the 12-month horizon compared to the prior quarter projections. If interest rates were to increase 200 basis points, as of March 31, 2015, the Bank's one-year gap is projected to be -$20.0 million, or -0.2% of total assets.

The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates for our interest-earning assets and interest-bearing liabilities as of the date presented. Yields presented for interest-earning assets include the amortization of fees, costs, premiums and discounts which are considered adjustments to the yield. The interest rate presented for term borrowings is the effective rate, which includes the net impact of the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid and deferred gains related to interest rate swaps previously terminated. The loan terms presented for one- to four-family loans represent the contractual terms of the loan.

	March 31, 2015
	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Investment securities	$620,193	1.18%	2.2	27.3%	6.3%
MBS - fixed	1,179,234	2.32	3.6	52.0	12.0
MBS - adjustable	468,812	2.25	5.9	20.7	4.7
Total investment securities and MBS	2,268,239	1.99	3.7	100.0%	23.0
Loans receivable:
Fixed-rate one- to four-family:
<= 15 years	1,189,759	3.34	3.9	18.5%	12.1
> 15 years	3,708,088	4.08	5.5	57.8	37.6
All other fixed-rate loans	176,530	4.39	3.1	2.8	1.8
Total fixed-rate loans	5,074,377	3.92	5.0	79.1	51.5
Adjustable-rate one- to four-family:
<= 36 months	349,173	2.01	3.7	5.4	3.5
> 36 months	847,709	2.90	2.9	13.2	8.6
All other adjustable-rate loans	147,521	4.37	1.0	2.3	1.5
Total adjustable-rate loans	1,344,403	2.83	2.9	20.9	13.6
Total loans receivable	6,418,780	3.69	4.6	100.0%	65.1
FHLB stock	154,951	5.98	2.5		1.6
Cash and cash equivalents	1,021,150	0.25	—		10.3
Total interest-earning assets	$9,863,120	2.98	3.9		100.0%

Transaction deposits	$2,229,413	0.15	6.5	46.1%	26.4%
Certificates of deposit	2,607,861	1.18	1.5	53.9	30.9
Total deposits	4,837,274	0.71	3.8	100.0%	57.3
Term borrowings	2,795,000	2.51	3.3	77.7%	33.2
FHLB line of credit	800,000	0.25	—	22.3	9.5
Total borrowings	3,595,000	2.01	2.6	100.0%	42.7
Total interest-bearing liabilities	$8,432,274	1.26	3.3		100.0%

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of March 31, 2015.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2015, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The following table summarizes our share repurchase activity during the quarter ended March 31, 2015 and additional information regarding our share repurchase program. In November 2012, the Company announced its Board of Directors approved a $175.0 million stock repurchase program. This plan has no expiration date.

				Approximate
	Total		Total Number of	Dollar Value of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
	Purchased	per Share	Announced Plans	Under the Plan
January 1, 2015 through
January 31, 2015	—	$—	—	$42,803,878
February 1, 2015 through
February 28, 2015	—	—	—	42,803,878
March 1, 2015 through
March 31, 2015	—	—	—	42,803,878
Total	—	N/A	—	42,803,878

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: May 5, 2015	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and Chief Executive Officer

Date: May 5, 2015	By:	/s/ Kent G. Townsend
Kent G. Townsend, Executive Vice President,
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Document
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
The following information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, filed with the Securities and Exchange Commission on May 5, 2015, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at March 31, 2015 and September 30, 2014, (ii) Consolidated Statements of Income for the three and six months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2015 and 2014, (iv) Consolidated Statement of Stockholders' Equity for the six months ended March 31, 2015, (v) Consolidated Statements of Cash Flows for the six months ended March 31, 2015 and 2014, and (vi) Notes to the Unaudited Consolidated Financial Statements