Form 10-Q
period 2015-06-30
Capitol Federal Financial Inc
filed 2015-08-04
CIK 1490906

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
_________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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

As of July 24, 2015, there were 138,421,120 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except per share amounts)

	June 30,	September 30,
	2015	2014
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $40,408 and $799,340)	$46,668	$810,840
Securities:
Available-for-sale ("AFS"), at estimated fair value (amortized cost of $833,832 and $829,558)	847,059	840,790
Held-to-maturity ("HTM"), at amortized cost (estimated fair value of $1,378,612 and $1,571,524)	1,359,657	1,552,699
Loans receivable, net (allowance for credit losses ("ACL") of $9,601 and $9,227)	6,496,468	6,233,170
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	166,257	213,054
Premises and equipment, net	73,066	70,530
Income taxes receivable, net	417	—
Other assets	141,589	143,945
TOTAL ASSETS	$9,131,181	$9,865,028

LIABILITIES:
Deposits	$4,813,188	$4,655,272
FHLB borrowings	2,572,898	3,369,677
Repurchase agreements	220,000	220,000
Advance payments by borrowers for taxes and insurance	37,431	58,105
Income taxes payable, net	—	368
Deferred income tax liabilities, net	25,671	22,367
Accounts payable and accrued expenses	35,270	46,357
Total liabilities	7,704,458	8,372,146

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 138,699,031 and 140,951,203
shares issued and outstanding as of June 30, 2015 and September 30, 2014, respectively	1,387	1,410
Additional paid-in capital	1,163,824	1,180,732
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(41,712)	(42,951)
Retained earnings	294,997	346,705
Accumulated other comprehensive income ("AOCI"), net of tax	8,227	6,986
Total stockholders' equity	1,426,723	1,492,882
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,131,181	$9,865,028

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
INTEREST AND DIVIDEND INCOME:
Loans receivable	$58,922	$57,474	$175,739	$171,539
Mortgage-backed securities ("MBS")	8,849	11,206	28,387	34,765
Investment securities	1,914	1,739	5,262	5,674
FHLB stock	3,132	1,452	9,389	3,877
Cash and cash equivalents	1,357	50	4,174	157
Total interest and dividend income	74,174	71,921	222,951	216,012
INTEREST EXPENSE:
FHLB borrowings	17,072	14,826	51,258	47,000
Deposits	8,377	8,124	24,729	24,523
Repurchase agreements	1,712	2,773	5,136	8,319
Total interest expense	27,161	25,723	81,123	79,842
NET INTEREST INCOME	47,013	46,198	141,828	136,170
PROVISION FOR CREDIT LOSSES	323	307	771	982
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	46,690	45,891	141,057	135,188
NON-INTEREST INCOME:
Retail fees and charges	3,798	3,792	11,052	11,056
Insurance commissions	537	827	2,059	2,589
Loan fees	340	367	1,071	1,221
Income from bank-owned life insurance ("BOLI")	251	333	819	1,001
Other non-interest income	219	300	678	979
Total non-interest income	5,145	5,619	15,679	16,846
NON-INTEREST EXPENSE:
Salaries and employee benefits	11,038	10,929	31,927	32,379
Information technology and communications	2,573	2,373	7,726	6,985
Occupancy, net	2,557	2,479	7,437	7,662
Federal insurance premium	1,342	1,078	4,092	3,264
Deposit and loan transaction costs	1,435	1,326	4,065	3,976
Regulatory and outside services	1,365	1,437	3,867	3,990
Low income housing partnerships	492	547	3,404	1,966
Advertising and promotional	1,069	942	2,707	2,825
Other non-interest expense	1,235	1,269	3,882	3,948
Total non-interest expense	23,106	22,380	69,107	66,995
INCOME BEFORE INCOME TAX EXPENSE	28,729	29,130	87,629	85,039
INCOME TAX EXPENSE	9,127	9,147	28,321	27,555
NET INCOME	$19,602	$19,983	$59,308	$57,484

Basic earnings per share ("EPS")	$0.14	$0.14	$0.43	$0.41
Diluted EPS	$0.14	$0.14	$0.43	$0.41
Dividends declared per share	$0.34	$0.33	$0.76	$0.91

Basic weighted average common shares	135,745,753	138,331,681	136,013,448	140,246,658
Diluted weighted average common shares	135,763,353	138,334,404	136,040,702	140,247,794

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$19,602	$19,983	$59,308	$57,484
Other comprehensive income (loss), net of tax:
Changes in unrealized holding gains/(losses) on AFS securities, net of deferred income tax (benefits) expenses of $919 and
$(1,260) for the three months ended June 30, 2015 and 2014,
respectively, and $(754) and $103 for the nine months ended
June 30, 2015 and 2014, respectively	(1,513)	2,074	1,241	(167)
Comprehensive income	$18,089	$22,057	$60,549	$57,317

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)

		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at October 1, 2014	$1,410	$1,180,732	$(42,951)	$346,705	$6,986	$1,492,882
Net income				59,308		59,308
Other comprehensive income, net of tax					1,241	1,241
ESOP activity, net		300	1,239			1,539
Restricted stock activity, net		80				80
Stock-based compensation		1,566				1,566
Repurchase of common stock	(23)	(19,121)		(8,239)		(27,383)
Stock options exercised		267				267
Dividends on common stock to
stockholders ($0.76 per share)				(102,777)		(102,777)
Balance at June 30, 2015	$1,387	$1,163,824	$(41,712)	$294,997	$8,227	$1,426,723

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Nine Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,308	$57,484
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(9,389)	(3,877)
Provision for credit losses	771	982
Originations of loans receivable held-for-sale ("LHFS")	—	(1,325)
Proceeds from sales of LHFS	—	1,998
Amortization and accretion of premiums and discounts on securities	4,217	4,502
Depreciation and amortization of premises and equipment	5,054	4,704
Amortization of deferred amounts related to FHLB advances, net	3,270	4,882
Common stock committed to be released for allocation - ESOP	1,539	1,516
Stock-based compensation	1,566	1,617
Changes in:
Other assets, net	2,869	2,375
Income taxes payable/receivable	1,845	3,766
Accounts payable and accrued expenses	(8,847)	(11,983)
Net cash provided by operating activities	62,203	66,641

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(149,937)	(120,817)
Purchase of HTM securities	(54,133)	(164,128)
Proceeds from calls, maturities and principal reductions of AFS securities	145,663	332,841
Proceeds from calls, maturities and principal reductions of HTM securities	242,958	240,907
Proceeds from the redemption of FHLB stock	202,929	22,387
Purchase of FHLB stock	(146,743)	(2,856)
Net increase in loans receivable	(268,769)	(177,483)
Purchase of premises and equipment	(7,396)	(5,036)
Proceeds from sale of other real estate owned ("OREO")	4,212	3,888
Net cash (used in) provided by investing activities	(31,216)	129,703

		(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Nine Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(102,777)	(127,854)
Deposits, net of withdrawals	157,916	43,416
Proceeds from borrowings	5,400,000	644,477
Repayments on borrowings	(6,200,000)	(694,477)
Change in advance payments by borrowers for taxes and insurance	(20,674)	(21,956)
Repurchase of common stock	(29,842)	(65,823)
Other, net	218	411
Net cash used in financing activities	(795,159)	(221,806)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(764,172)	(25,462)

CASH AND CASH EQUIVALENTS:
Beginning of period	810,840	113,886
End of period	$46,668	$88,424

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$26,476	$23,790
Interest payments	$77,861	$75,705

See accompanying notes to consolidated financial statements.		(Concluded)

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

Recent Accounting Pronouncements - In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The ASU provides recognition, measurement, and disclosure guidance for certain obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. ASU 2013-04 is effective for fiscal years beginning after December 15, 2013, which was October 1, 2014 for the Company, and should be applied retrospectively. The adoption of this ASU did not have a material impact on the Company's consolidated financial condition or result of operations.

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

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The ASU clarifies when an in-substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU also requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014-04 is effective for fiscal years beginning after December 15, 2014, which is October 1, 2015 for the Company, and can be applied using either a modified retrospective transition method or a prospective transition method. The ASU is not expected to have a material impact on the Company's consolidated financial condition or result of operations when adopted.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The ASU clarifies principles for recognizing revenue and provides a common revenue standard for GAAP and International Financial Reporting Standards. Additionally, the ASU provides implementation guidance on several topics and requires entities to disclose both quantitative and qualitative information regarding contracts with customers. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016, which is October 1, 2017 for the Company, and can be applied using either a retrospective or cumulative-effect transition method. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard, making the ASU effective for fiscal years beginning after December 15, 2017, which is October 1, 2018 for the Company. Early adoption is permitted but not before the original effective date, which is October 1, 2017 for the Company. The Company has not yet completed its evaluation of this ASU.

In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The ASU makes limited amendments to the current guidance on accounting for certain repurchase agreements. The ASU also expands disclosure requirements for certain transfers of financial assets accounted for as sales or as secured borrowings. The accounting changes in ASU 2014-11 are effective for the first quarterly period or fiscal year beginning after December 15, 2014, which was January 1, 2015 for the Company, and should be applied using a cumulative-effect transition method. The adoption of this ASU did not have an impact on the Company's financial condition or results of operations. The expanded disclosure requirements for ASU 2014-11 are effective for fiscal years beginning after December 15, 2014, and for quarterly periods beginning after March 15, 2015, which was April 1, 2015 for the Company. The expanded disclosures required by the adoption of the ASU are included in the Repurchase Agreements Note.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, which is October 1, 2016 for the Company, and should be applied retrospectively. Early adoption is allowed for all entities, including adoption in an interim period. The Company has not yet completed its evaluation of this ASU.

In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU provides explicit guidance related to a customer's accounting for fees paid in a cloud computing arrangement. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, which is October 1, 2016 for the Company, and can be applied either prospectively or retrospectively upon adoption. Early adoption is allowed for all entities. The Company has not yet completed its evaluation of this ASU.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. The amendments in the ASU represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Amendments in the ASU that require transition guidance are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, which is October 1, 2016 for the Company. Early adoption is allowed for all entities, including adoption in an interim period. All other amendments in the ASU were effective upon the issuance of the ASU. The Company has not yet completed its evaluation of the transition guidance associated with this ASU. All other amendments in the ASU did not have an impact on the Company's financial condition or results of operations.

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

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share amounts)
Net income	$19,602	$19,983	$59,308	$57,484
Income allocated to participating securities	(24)	(41)	(93)	(135)
Net income available to common stockholders	$19,578	$19,942	$59,215	$57,349

Average common shares outstanding	135,662,701	138,248,629	135,971,846	140,205,057
Average committed ESOP shares outstanding	83,052	83,052	41,602	41,601
Total basic average common shares outstanding	135,745,753	138,331,681	136,013,448	140,246,658

Effect of dilutive stock options	17,600	2,723	27,254	1,136

Total diluted average common shares outstanding	135,763,353	138,334,404	136,040,702	140,247,794

Net EPS:
Basic	$0.14	$0.14	$0.43	$0.41
Diluted	$0.14	$0.14	$0.43	$0.41

Antidilutive stock options, excluded
from the diluted average common shares
outstanding calculation	1,240,309	2,052,485	1,253,057	2,064,175

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS and HTM securities at the dates presented. The majority of the MBS and investment securities portfolios are composed of securities issued by United States Government-Sponsored Enterprises ("GSEs").

	June 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$600,376	$656	$1,076	$599,956
MBS	230,615	13,932	5	244,542
Trust preferred securities	2,351	—	287	2,064
Municipal bonds	490	7	—	497
	833,832	14,595	1,368	847,059
HTM:
MBS	1,320,642	26,521	7,827	1,339,336
Municipal bonds	39,015	354	93	39,276
	1,359,657	26,875	7,920	1,378,612
	$2,193,489	$41,470	$9,288	$2,225,671

	September 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$554,811	$413	$5,469	$549,755
MBS	271,138	16,640	172	287,606
Trust preferred securities	2,493	—	197	2,296
Municipal bonds	1,116	17	—	1,133
	829,558	17,070	5,838	840,790
HTM:
MBS	1,514,941	31,130	12,935	1,533,136
Municipal bonds	37,758	654	24	38,388
	1,552,699	31,784	12,959	1,571,524
	$2,382,257	$48,854	$18,797	$2,412,314

The following tables summarize the estimated fair value and gross unrealized losses of those securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	June 30, 2015
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	$278,414	$731	$74,655	$345
MBS	—	—	875	5
Trust preferred securities	—	—	2,064	287
	$278,414	$731	$77,594	$637

HTM:
MBS	$130,703	$571	$315,011	$7,256
Municipal bonds	14,761	81	1,126	12
	$145,464	$652	$316,137	$7,268

	September 30, 2014
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	$70,666	$209	$403,389	$5,260
MBS	18,571	172	—	—
Trust preferred securities	—	—	2,296	197
	$89,237	$381	$405,685	$5,457

HTM:
MBS	$353,344	$2,194	$409,275	$10,741
Municipal bonds	4,688	19	739	5
	$358,032	$2,213	$410,014	$10,746

The unrealized losses at June 30, 2015 were primarily a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. The impairment is also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities, nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity. As a result of the analysis, management has concluded that no other-than-temporary impairments existed at June 30, 2015.

The amortized cost and estimated fair value of debt securities as of June 30, 2015, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer.

	AFS		HTM
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
One year or less	$—	$—	$3,135	$3,166
One year through five years	600,866	600,453	25,002	25,289
Five years through ten years	—	—	10,878	10,821
Ten years and thereafter	2,351	2,064	—	—
	603,217	602,517	39,015	39,276
MBS	230,615	244,542	1,320,642	1,339,336
	$833,832	$847,059	$1,359,657	$1,378,612

The following table presents the taxable and non-taxable components of interest income on investment securities for the periods presented.

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Taxable	$1,730	$1,508	$4,696	$4,947
Non-taxable	184	231	566	727
	$1,914	$1,739	$5,262	$5,674

The following table summarizes the amortized cost and estimated fair value of securities pledged as collateral as of the dates presented.

	June 30, 2015		September 30, 2014
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
FHLB borrowings	$231,663	$232,568	$487,736	$488,368
Public unit deposits	345,537	348,023	282,464	284,251
Repurchase agreements	238,010	246,666	239,922	247,306
Federal Reserve Bank	21,377	22,260	25,969	27,067
	$836,587	$849,517	$1,036,091	$1,046,992

4. LOANS RECEIVABLE and ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at the dates presented is summarized as follows:

	June 30, 2015	September 30, 2014
	(Dollars in thousands)
Real estate loans:
One- to four-family	$6,222,818	$5,972,031
Multi-family and commercial	108,576	75,677
Construction	86,168	106,790
Total real estate loans	6,417,562	6,154,498

Consumer loans:
Home equity	125,907	130,484
Other	4,233	4,537
Total consumer loans	130,140	135,021

Total loans receivable	6,547,702	6,289,519

Less:
Undisbursed loan funds	51,523	52,001
ACL	9,601	9,227
Discounts/unearned loan fees	23,850	23,687
Premiums/deferred costs	(33,740)	(28,566)
	$6,496,468	$6,233,170

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

The following tables present the recorded investment, by class, in loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total recorded investment at the dates presented. The recorded investment in loans is defined as the unpaid principal balance of a loan (net of unadvanced funds related to loans in process), less charge-offs and inclusive of unearned loan fees and deferred costs. At June 30, 2015 and September 30, 2014, all loans 90 or more days delinquent were on nonaccrual status.

	June 30, 2015
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family loans - originated	$21,057	$6,223	$27,280	$5,727,919	$5,755,199
One- to four-family loans - purchased	6,274	7,655	13,929	492,676	506,605
Multi-family and commercial loans	—	—	—	114,125	114,125
Consumer - home equity	646	443	1,089	124,818	125,907
Consumer - other	80	16	96	4,137	4,233
	$28,057	$14,337	$42,394	$6,463,675	$6,506,069

	September 30, 2014
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family loans - originated	$15,396	$8,566	$23,962	$5,421,112	$5,445,074
One- to four-family loans - purchased	7,937	7,190	15,127	550,229	565,356
Multi-family and commercial loans	—	—	—	96,946	96,946
Consumer - home equity	770	397	1,167	129,317	130,484
Consumer - other	69	13	82	4,455	4,537
	$24,172	$16,166	$40,338	$6,202,059	$6,242,397

The following table presents the recorded investment, by class, in loans classified as nonaccrual at the dates presented.

	June 30, 2015	September 30, 2014
	(Dollars in thousands)
One- to four-family loans - originated	$15,806	$16,546
One- to four-family loans - purchased	8,625	7,940
Multi-family and commercial loans	—	—
Consumer - home equity	662	442
Consumer - other	16	13
	$25,109	$24,941

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

	June 30, 2015		September 30, 2014
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family - originated	$17,549	$29,025	$20,068	$29,151
One- to four-family - purchased	1,103	12,662	2,738	11,470
Multi-family and commercial	—	—	—	—
Consumer - home equity	148	1,206	146	887
Consumer - other	—	26	5	13
	$18,800	$42,919	$22,957	$41,521

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

	June 30, 2015		September 30, 2014
	Credit Score	LTV	Credit Score	LTV
One- to four-family - originated	765	65%	764	65%
One- to four-family - purchased	752	66	749	66
Consumer - home equity	751	18	751	18
	764	64	762	64

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

	For the Three Months Ended			For the Nine Months Ended
	June 30, 2015			June 30, 2015
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family loans - originated	30	$4,125	$4,190	104	$13,862	$14,007
One- to four-family loans - purchased	2	874	876	4	1,140	1,144
Multi-family and commercial loans	—	—	—	—	—	—
Consumer - home equity	7	171	172	13	255	261
Consumer - other	—	—	—	3	12	12
	39	$5,170	$5,238	124	$15,269	$15,424

	For the Three Months Ended			For the Nine Months Ended
	June 30, 2014			June 30, 2014
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family loans - originated	36	$5,438	$5,461	105	$13,510	$13,534
One- to four-family loans - purchased	3	642	644	5	840	842
Multi-family and commercial loans	—	—	—	—	—	—
Consumer - home equity	1	20	20	6	100	101
Consumer - other	—	—	—	—	—	—
	40	$6,100	$6,125	116	$14,450	$14,477

The following table provides information on TDRs restructured within the last 12 months that became delinquent during the periods presented.

	For the Three Months Ended				For the Nine Months Ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
One- to four-family loans - originated	16	$1,356	13	$1,818	44	$4,234	29	$3,299
One- to four-family loans - purchased	1	551	1	442	4	890	3	780
Multi-family and commercial loans	—	—	—	—	—	—	—	—
Consumer - home equity	2	12	1	29	4	33	2	56
Consumer - other	—	—	—	—	1	5	—	—
	19	$1,919	15	$2,289	53	$5,162	34	$4,135

Impaired loans - The following information pertains to impaired loans, by class, as of the dates presented. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.

	June 30, 2015			September 30, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	ACL	Investment	Balance	ACL
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$11,765	$12,347	$—	$13,871	$14,507	$—
One- to four-family - purchased	11,080	13,346	—	12,405	14,896	—
Multi-family and commercial	—	—	—	—	—	—
Consumer - home equity	468	726	—	605	892	—
Consumer - other	8	35	—	13	22	—
	23,321	26,454	—	26,894	30,317	—
With an allowance recorded
One- to four-family - originated	26,909	27,015	214	23,675	23,767	107
One- to four-family - purchased	2,818	2,785	82	1,820	1,791	56
Multi-family and commercial	—	—	—	—	—	—
Consumer - home equity	902	902	62	464	464	39
Consumer - other	18	18	1	—	—	—
	30,647	30,720	359	25,959	26,022	202
Total
One- to four-family - originated	38,674	39,362	214	37,546	38,274	107
One- to four-family - purchased	13,898	16,131	82	14,225	16,687	56
Multi-family and commercial	—	—	—	—	—	—
Consumer - home equity	1,370	1,628	62	1,069	1,356	39
Consumer - other	26	53	1	13	22	—
	$53,968	$57,174	$359	$52,853	$56,339	$202

The following information pertains to impaired loans, by class, for the periods presented.

	For the Three Months Ended				For the Nine Months Ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$12,099	$120	$14,012	$110	$12,727	$342	$13,448	$307
One- to four-family - purchased	10,765	48	13,636	55	11,254	147	13,549	147
Multi-family and commercial	—	—	—	—	—	—	—	—
Consumer - home equity	455	7	583	8	480	22	578	25
Consumer - other	8	—	7	—	14	—	5	—
	23,327	175	28,238	173	24,475	511	27,580	479
With an allowance recorded
One- to four-family - originated	28,420	281	25,704	261	27,223	829	29,425	875
One- to four-family - purchased	3,101	10	1,839	13	2,770	33	2,354	41
Multi-family and commercial	—	—	—	—	—	—	22	1
Consumer - home equity	876	9	524	6	741	22	564	17
Consumer - other	17	—	12	—	16	1	13	—
	32,414	300	28,079	280	30,750	885	32,378	934
Total
One- to four-family - originated	40,519	401	39,716	371	39,950	1,171	42,873	1,182
One- to four-family - purchased	13,866	58	15,475	68	14,024	180	15,903	188
Multi-family and commercial	—	—	—	—	—	—	22	1
Consumer - home equity	1,331	16	1,107	14	1,221	44	1,142	42
Consumer - other	25	—	19	—	30	1	18	—
	$55,741	$475	$56,317	$453	$55,225	$1,396	$59,958	$1,413

Allowance for Credit Losses - The following is a summary of ACL activity, by segment, for the periods presented, and the ending balance of ACL based on the Company's impairment methodology.

	For the Three Months Ended June 30, 2015
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$6,711	$1,858	$8,569	$528	$309	$9,406
Charge-offs	(108)	(28)	(136)	—	(21)	(157)
Recoveries	12	—	12	—	17	29
Provision for credit losses	516	(261)	255	69	(1)	323
Ending balance	$7,131	$1,569	$8,700	$597	$304	$9,601

	For the Nine Months Ended June 30, 2015
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$6,263	$2,323	$8,586	$400	$241	$9,227
Charge-offs	(260)	(221)	(481)	—	(71)	(552)
Recoveries	45	58	103	—	52	155
Provision for credit losses	1,083	(591)	492	197	82	771
Ending balance	$7,131	$1,569	$8,700	$597	$304	$9,601

	For the Three Months Ended June 30, 2014
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$6,737	$1,817	$8,554	$143	$270	$8,967
Charge-offs	(144)	(149)	(293)	—	(15)	(308)
Recoveries	—	64	64	—	52	116
Provision for credit losses	(394)	749	355	18	(66)	307
Ending balance	$6,199	$2,481	$8,680	$161	$241	$9,082

	For the Nine Months Ended June 30, 2014
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$5,771	$2,486	$8,257	$185	$380	$8,822
Charge-offs	(284)	(536)	(820)	—	(34)	(854)
Recoveries	1	64	65	—	67	132
Provision for credit losses	711	467	1,178	(24)	(172)	982
Ending balance	$6,199	$2,481	$8,680	$161	$241	$9,082

The following is a summary of the loan portfolio and related ACL balances, at the dates presented, by loan portfolio segment disaggregated by the Company's impairment method. There was no ACL for loans individually evaluated for impairment at either date as all potential losses were charged-off.

	June 30, 2015
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$5,743,434	$495,525	$6,238,959	$114,125	$129,664	$6,482,748

Recorded investment in loans
individually evaluated for impairment	11,765	11,080	22,845	—	476	23,321
	$5,755,199	$506,605	$6,261,804	$114,125	$130,140	$6,506,069

ACL for loans collectively
evaluated for impairment	$7,131	$1,569	$8,700	$597	$304	$9,601

	September 30, 2014
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$5,431,203	$552,951	$5,984,154	$96,946	$134,403	$6,215,503

Recorded investment in loans
individually evaluated for impairment	13,871	12,405	26,276	—	618	26,894
	$5,445,074	$565,356	$6,010,430	$96,946	$135,021	$6,242,397

ACL for loans collectively
evaluated for impairment	$6,263	$2,323	$8,586	$400	$241	$9,227

5. REPURCHASE AGREEMENTS
At both June 30, 2015 and September 30, 2014, the Company had repurchase agreements outstanding in the amount of $220.0 million with a weighted average contractual rate of 3.08%. All of the Company's repurchase agreements at June 30, 2015 and September 30, 2014 were fixed-rate. See Note 3 for information regarding the amount of securities pledged as collateral in conjunction with repurchase agreements. Securities are delivered to the party with whom each transaction is executed and the party agrees to resell the same securities to the Bank at the maturity of the agreement. The Bank retains the right to substitute similar or like securities throughout the terms of the agreements. The repurchase agreements and collateral are subject to valuation at current market levels and the Bank may ask for the return of excess collateral or be required to post additional collateral due to changes in the market values of these items. The Bank may also be required to post additional collateral as a result of principal payments received on the securities pledged.
The following table presents the scheduled maturity of repurchase agreements by fiscal year as of June 30, 2015:

Amount
(Dollars in thousands)
2015	$20,000
2016	—
2017	—
2018	100,000
2019	—
Thereafter	100,000
$220,000

6. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair Value Measurements - The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures in accordance with ASC 820 and ASC 825. The Company did not have any liabilities that were measured at fair value at June 30, 2015 or September 30, 2014. The Company's AFS securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as OREO and loans individually evaluated for impairment. These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.

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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. The majority of the securities within the AFS portfolio were issued by GSEs. The Company primarily uses prices obtained from third party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third party pricing service when determining the fair value of its securities during the nine months ended June 30, 2015 or during fiscal year 2014. The Company's major security types, based on the nature and risks of the securities, are:

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

	June 30, 2015
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)(1)
	(Dollars in thousands)
AFS Securities:
GSE debentures	$599,956	$—	$599,956	$—
MBS	244,542	—	244,542	—
Municipal bonds	497	—	497	—
Trust preferred securities	2,064	—	—	2,064
	$847,059	$—	$844,995	$2,064

	September 30, 2014
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)(2)
	(Dollars in thousands)
AFS Securities:
GSE debentures	$549,755	$—	$549,755	$—
MBS	287,606	—	287,606	—
Municipal bonds	1,133	—	1,133	—
Trust preferred securities	2,296	—	—	2,296
	$840,790	$—	$838,494	$2,296

(1)
The Company's Level 3 AFS securities had no activity during the nine months ended June 30, 2015, except for principal repayments of $193 thousand and increases in net unrealized losses recognized in other comprehensive income. Increases in net unrealized losses included in other comprehensive income for the nine months ended June 30, 2015 were $55 thousand.

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

Loans Receivable - The balance of loans individually evaluated for impairment at June 30, 2015 and September 30, 2014 was $23.3 million and $26.8 million, respectively. Substantially all of these loans were secured by residential real estate and were individually evaluated to ensure that the carrying value of the loan was not in excess of the estimated fair value of the collateral, less estimated selling costs. When no impairment is indicated, the carrying amount is considered to approximate fair value. Fair values were estimated through current appraisals or analyzed based on market indicators. Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3. Based on this evaluation, the Bank charged-off any loss amounts as of June 30, 2015 and September 30, 2014; therefore, there was no ACL related to these loans.

OREO - OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower-of-cost or fair value. Fair value is estimated through current appraisals or listing prices, less estimated selling costs. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3. The fair value of OREO at June 30, 2015 and September 30, 2014 was $4.9 million and $4.1 million, respectively.

The following tables provide the level of valuation assumptions used to determine the carrying value of the Company's assets measured at fair value on a non-recurring basis at the dates presented.

	June 30, 2015
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Loans individually evaluated for impairment	$23,253	$—	$—	$23,253
OREO	4,948	—	—	4,948
	$28,201	$—	$—	$28,201

	September 30, 2014
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Loans individually evaluated for impairment	$26,828	$—	$—	$26,828
OREO	4,094	—	—	4,094
	$30,922	$—	$—	$30,922

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

The carrying amounts and estimated fair values of the Company's financial instruments, at the dates presented, were as follows:

	June 30, 2015		September 30, 2014
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$46,668	$46,668	$810,840	$810,840
AFS securities	847,059	847,059	840,790	840,790
HTM securities	1,359,657	1,378,612	1,552,699	1,571,524
Loans receivable	6,496,468	6,688,958	6,233,170	6,429,840
FHLB stock	166,257	166,257	213,054	213,054
Liabilities:
Deposits	4,813,188	4,836,506	4,655,272	4,674,268
FHLB borrowings	2,572,898	2,622,229	3,369,677	3,423,547
Repurchase agreements	220,000	227,630	220,000	227,539

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

Deposits - The estimated fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date. The estimated fair value of these deposits at June 30, 2015 and September 30, 2014 was $2.21 billion and $2.12 billion, respectively. (Level 1) The fair value of certificates of deposit is estimated by discounting future cash flows using current London Interbank Offered Rates ("LIBOR"). The estimated fair value of certificates of deposit at June 30, 2015 and September 30, 2014 was $2.63 billion and $2.55 billion, respectively. (Level 2)

FHLB borrowings and Repurchase Agreements - The fair value of fixed-maturity borrowed funds is estimated by discounting estimated future cash flows using current offer rates. (Level 2) The carrying value of FHLB line of credit is considered to approximate its fair value due to the nature of the financial liability. (Level 1)

7. SUBSEQUENT EVENTS
In preparing these financial statements, management has evaluated events occurring subsequent to June 30, 2015 for potential recognition and disclosure. There have been no material events or transactions which would require adjustments to the consolidated financial statements at June 30, 2015.

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

These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and other similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our future results to differ materially from the plans, objectives, goals, expectations, anticipations, estimates and intentions expressed in the forward-looking statements:

•	our ability to maintain overhead costs at reasonable levels;

•	our ability to originate and purchase a sufficient volume of one- to four-family loans in order to maintain the balance of that portfolio at a level desired by management;

•	our ability to invest funds in wholesale or secondary markets at favorable yields compared to the related funding source;

•	our ability to access cost-effective funding;

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

Economic conditions in the Bank's local market areas have a significant impact on the ability of borrowers to repay loans and the value of the collateral securing these loans. The industries in our market areas are diversified, especially in the Kansas City metropolitan statistical area, which comprises the largest segment of our loan portfolio and deposit base. As of June 2015, the unemployment rate was 4.5% for Kansas and 5.8% for Missouri, compared to the national average of 5.3%, based on information from the Bureau of Labor Statistics. The Kansas City market area has an average household income of approximately $74 thousand per annum, based on 2014 estimates from the American Community Survey, which is a statistical survey by the U.S. Census Bureau. The average household income in our combined market areas is approximately $69 thousand per annum, with 90% of the population at or above the poverty level, also based on the 2014 estimates from the American Community Survey. The Federal Housing Finance Agency ("FHFA") price index for Kansas and Missouri has not experienced significant fluctuations during the past 10 years, unlike other market areas of the United States, which indicates relative stability in property values in our local market areas.

During the fourth quarter of fiscal year 2014, management implemented a daily leverage strategy that involves borrowing up to $2.10 billion on the Bank's FHLB line of credit in two leverage tiers. The first tier of $800.0 million is intended to remain borrowed on the FHLB line of credit for an extended period of time, but will be paid off prior to the December and June quarter ends, only to be re-borrowed at the beginning of the subsequent quarter, to minimize regulatory fees. The second tier of $1.30 billion is borrowed at the beginning of each quarter and paid off prior to each quarter end. The proceeds of the borrowings, net of the required FHLB stock holdings, are deposited at the Federal Reserve Bank of Kansas City. The pre-tax yield of the daily leverage strategy, which is defined as the annualized pre-tax income resulting from the transaction as a percentage of the average interest-earning assets associated with the transaction, was 0.20% and 0.21% for the three and nine months ended June 30, 2015, respectively. Net income attributable to the daily leverage strategy was $699 thousand and $2.2 million for the three and nine months ended June 30, 2015, respectively.

For the quarter ended June 30, 2015, the Company recognized net income of $19.6 million, compared to net income of $20.0 million for the quarter ended June 30, 2014. The $381 thousand, or 1.9%, decrease in net income was due primarily to a decrease in non-interest income and an increase in non-interest expense, partially offset by net income associated with the daily leverage strategy.

The net interest margin decreased 38 basis points, from 2.09% for the prior year quarter to 1.71% for the current quarter, primarily as a result of the daily leverage strategy. Excluding the effects of the daily leverage strategy, the net interest margin would have been

2.05% for the current quarter, or a four basis point decrease from the prior year quarter. This decrease was due primarily to a decrease in the weighted average yield on the loans receivable portfolio.

The Company recognized net income of $19.2 million during the prior quarter, compared to net income of $19.6 million for the current quarter. The $368 thousand, or 1.9%, increase in net income during the current quarter was due primarily to a decrease in income tax expense resulting largely from a decrease in the effective income tax rate. The net interest margin for the current quarter held steady from the prior quarter at 1.71%. Excluding the effects of the daily leverage strategy, the net interest margin would have been 2.05% for the current quarter, compared to 2.04% for the prior quarter.

For the nine month period ended June 30, 2015, the Company recognized net income of $59.3 million, compared to net income of $57.5 million for the nine month period ended June 30, 2014. The $1.8 million, or 3.2%, increase in net income was due primarily to the daily leverage strategy.

The net interest margin decreased 32 basis points, from 2.04% for the prior year nine month period, to 1.72% for the current nine month period as a result of the daily leverage strategy. Excluding the effects of the daily leverage strategy, the net interest margin would have been 2.07% for the current nine month period, or three basis points higher than the prior year nine month period. This increase was primarily a result of a decrease in the cost of funds and an increase in the dividend rate received on FHLB stock between the two periods.

Total assets were $9.13 billion at June 30, 2015 compared to $9.87 billion at September 30, 2014. The $733.8 million decrease in total assets was primarily in cash and cash equivalents due to the removal of the entire daily leverage strategy at June 30, 2015, compared to having $800.0 million of the daily leverage strategy in place at September 30, 2014. The full daily leverage strategy was reinstated on July 1, 2015. Loans receivable, net, increased $263.3 million, or 4.2%, to $6.50 billion at June 30, 2015, from $6.23 billion at September 30, 2014. During the current year nine month period, the Bank originated and refinanced $563.2 million of loans with a weighted average rate of 3.57%, purchased $458.3 million of loans from correspondent lenders with a weighted average rate of 3.44%, and participated in $23.0 million of commercial real estate loans with a weighted average rate of 3.73%. Cash flows from the MBS portfolio largely funded the loan growth.

Total liabilities were $7.70 billion at June 30, 2015 compared to $8.37 billion at September 30, 2014. The $667.7 million decrease was due primarily to a decrease in FHLB borrowings due to the removal of the entire daily leverage strategy at June 30, 2015 compared to having $800.0 million of the daily leverage strategy in place at September 30, 2014. This decrease was partially offset by a $157.9 million, or 4.5% annualized, increase in the deposit portfolio. The growth in deposits was primarily in the checking portfolio and retail certificate of deposit portfolio, which increased $56.6 million and $53.3 million, respectively.

Stockholders' equity was $1.43 billion at June 30, 2015 compared to $1.49 billion at September 30, 2014. The $66.2 million decrease between periods was due primarily to the payment of $102.8 million in dividends and the repurchase of $27.4 million of common stock, partially offset by net income of $59.3 million.

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

Financial Condition
The following table presents selected balance sheet information as of the dates presented.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2015	2015	2014	2014	2014
	(Dollars in thousands)
Total assets	$9,131,181	$10,023,099	$9,056,356	$9,865,028	$9,031,039
Cash and cash equivalents	46,668	1,021,150	208,642	810,840	88,424
AFS securities	847,059	842,856	777,329	840,790	857,372
HTM securities	1,359,657	1,425,383	1,472,914	1,552,699	1,637,043
Loans receivable, net	6,496,468	6,365,320	6,261,619	6,233,170	6,132,520
FHLB stock	166,257	154,951	121,306	213,054	112,876
Deposits	4,813,188	4,837,274	4,705,012	4,655,272	4,654,862
FHLB borrowings	2,572,898	3,371,970	2,570,946	3,369,677	2,468,420
Repurchase agreements	220,000	220,000	220,000	220,000	320,000
Stockholders' equity	1,426,723	1,476,656	1,465,929	1,492,882	1,498,907
Equity to total assets at end of period	15.6%	14.7%	16.2%	15.1%	16.6%

Assets. Total assets were $9.13 billion at June 30, 2015 compared to $9.87 billion at September 30, 2014. The decrease in total assets was primarily in cash and cash equivalents due to the removal of the entire daily leverage strategy at June 30, 2015, compared to having $800.0 million of the daily leverage strategy in place at September 30, 2014. The full daily leverage strategy was reinstated on July 1, 2015.

Loans Receivable. Loans receivable, net, increased $263.3 million from September 30, 2014, to $6.50 billion at June 30, 2015. The growth in the loan portfolio was primarily in the correspondent one- to four-family purchased loan portfolio.

Included in the loan portfolio at June 30, 2015 were $81.4 million, or 1.3% of the total loan portfolio, of adjustable-rate mortgage ("ARM") loans that were originated as interest-only. Of these interest-only loans, $69.0 million were purchased in bulk loan packages from nationwide lenders, primarily during fiscal year 2005.  The $69.0 million of bulk purchased interest-only ARM loans had a weighted average credit score of 723 and a weighted average LTV ratio of 69% at June 30, 2015. Interest-only ARM loans do not typically require principal payments during their initial term, and have initial interest-only terms of either 5 or 10 years.  At June 30, 2015, $20.7 million, or 25%, of the interest-only loans were still in their interest-only payment term. Included in the $20.7 million of interest-only loans were $9.8 million of bulk purchased interest-only ARM loans, all of which were scheduled to begin amortizing by September 30, 2015. At June 30, 2015, $3.5 million, or 14% of non-performing loans, were interest-only ARMs.

The following table presents the balance and weighted average rate of our loan portfolio as of the dates indicated. The weighted average rate of the portfolio decreased nine basis points from 3.76% at September 30, 2014 to 3.67% at June 30, 2015. The decrease in the weighted average rate was due primarily to loan purchases and originations/refinances at market rates less than the weighted average rate of the existing portfolio, as well as to endorsements to current market rates and adjustable-rate loans repricing to lower rates. Within the one- to four-family loan portfolio at June 30, 2015, 65% of the loans had a balance at origination of less than $417 thousand.

	June 30, 2015		September 30, 2014
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Real estate loans:
One- to four-family	$6,222,818	3.64%	$5,972,031	3.72%
Multi-family and commercial	108,576	4.14	75,677	4.39
Construction:
One- to four-family	68,748	3.54	72,113	3.66
Multi-family and commercial	17,420	3.85	34,677	4.01
Total construction	86,168	3.60	106,790	3.77
Total real estate loans	6,417,562	3.65	6,154,498	3.73

Consumer loans:
Home equity	125,907	5.04	130,484	5.14
Other	4,233	4.08	4,537	4.16
Total consumer loans	130,140	5.01	135,021	5.11
Total loans receivable	6,547,702	3.67	6,289,519	3.76

Less:
Undisbursed loan funds	51,523		52,001
ACL	9,601		9,227
Discounts/unearned loan fees	23,850		23,687
Premiums/deferred costs	(33,740)		(28,566)
Total loans receivable, net	$6,496,468		$6,233,170

The following table presents, for our portfolio of one- to four-family loans, the balance, percentage of total, weighted average credit score, weighted average LTV ratio, and the average balance per loan at the dates presented. Credit scores are up-dated at least semiannually, with the last update in March 2015, from a nationally recognized consumer rating agency. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

	June 30, 2015					September 30, 2014
		% of	Credit		Average		% of	Credit		Average
	Amount	Total	Score	LTV	Balance	Amount	Total	Score	LTV	Balance
	(Dollars in thousands)
Originated	$4,001,231	64.3%	765	64%	$128	$3,978,396	66.6%	764	64%	$127
Correspondent purchased	1,717,845	27.6	764	68	340	1,431,745	24.0	764	68	332
Bulk purchased	503,742	8.1	752	66	309	561,890	9.4	749	67	311
	$6,222,818	100.0%	764	65	164	$5,972,031	100.0%	763	65	159

The following tables summarize activity in the loan portfolio, along with weighted average rates where applicable, for the periods indicated, excluding changes in undisbursed loan funds, ACL, discounts/unearned loan fees, and premiums/deferred costs. Loans that were paid-off as a result of refinances are included in repayments. Purchased loans include purchases from correspondent and nationwide lenders. There were no bulk loan purchases from nationwide lenders during the periods presented. Loan endorsements are not included in the activity in the following table because a new loan is not generated at the time of the endorsement. The endorsed balance and rate are included in the ending loan portfolio balance and rate. During the three and nine months ended June 30, 2015, the Bank endorsed $27.9 million and $112.5 million of one- to four-family loans, respectively, reducing the average rate on those loans by 99 and 95 basis points, respectively.

	For the Three Months Ended
	June 30, 2015		March 31, 2015		December 31, 2014		September 30, 2014
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$6,418,780	3.71%	$6,317,251	3.74%	$6,289,519	3.76%	$6,197,114	3.78%
Originated and refinanced:
Fixed	207,895	3.50	131,532	3.49	101,270	3.74	116,296	3.88
Adjustable	47,609	3.55	36,053	3.63	38,878	3.75	47,025	3.67
Purchased and participations:
Fixed	147,887	3.51	144,370	3.56	94,374	3.74	127,814	3.75
Adjustable	29,046	2.92	41,858	2.94	23,705	2.96	44,417	3.07
Repayments	(301,835)		(250,422)		(228,940)		(241,320)
Principal charge-offs, net	(128)		(166)		(103)		(282)
Other	(1,552)		(1,696)		(1,452)		(1,545)
Ending balance	$6,547,702	3.67	$6,418,780	3.71	$6,317,251	3.74	$6,289,519	3.76

	For the Nine Months Ended
	June 30, 2015		June 30, 2014
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$6,289,519	3.76%	$6,011,799	3.82%
Originations and refinances:
Fixed	440,697	3.55	271,418	4.04
Adjustable	122,540	3.64	132,169	3.76
Purchases and participations:
Fixed	386,631	3.59	282,735	4.01
Adjustable	94,609	2.94	118,817	3.25
Repayments	(781,197)		(616,253)
Principal charge-offs, net	(397)		(722)
Other	(4,700)		(2,849)
Ending balance	$6,547,702	3.67	$6,197,114	3.78

The Bank's pricing strategy for originated first mortgage loan products includes setting interest rates based on secondary market prices and local competitor pricing for our local lending markets, and secondary market prices and national competitor pricing for our correspondent lending markets. During the nine months ended June 30, 2015, the average rate offered on the Bank's 30-year fixed-rate originated one- to four-family loans, with no points paid by the borrower, was approximately 170 basis points above the average 10-year Treasury rate, while the average rate offered on the Bank's 15-year fixed-rate originated one- to four-family loans was approximately 90 basis points above the average 10-year Treasury rate.

The following tables present loan origination, refinance, and purchase activity for the periods indicated, excluding endorsement activity, along with associated weighted average rates and percent of total. Loan originations, purchases and refinances are reported together. The fixed-rate one- to four-family loans less than or equal to 15 years have an original maturity at origination of less than or equal to 15 years, while fixed-rate one- to four-family loans greater than 15 years have an original maturity at origination of greater than 15 years. The adjustable-rate one- to four-family loans less than or equal to 36 months have a term to first reset of less than or equal to 36 months at origination and adjustable-rate one- to four-family loans greater than 36 months have a term to first reset of greater than 36 months at origination. Of the $503.4 million of one- to four-family loans originated and refinanced during the current year nine month period, 76% had loan values of $417 thousand or less. Of the $458.3 million of one- to four-family correspondent loans purchased during the current year nine month period, 27% had loan values of $417 thousand or less.

	For the Three Months Ended
	June 30, 2015			June 30, 2014
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family:
<= 15 years	$106,115	2.90%	24.5%	$43,359	3.34%	14.0%
> 15 years	244,947	3.74	56.6	148,570	4.26	48.0
Multi-family and commercial real estate	3,268	4.11	0.8	27,850	4.09	9.0
Home equity	1,265	6.21	0.3	635	6.36	0.2
Other	187	7.82	—	661	5.54	0.2
Total fixed-rate	355,782	3.50	82.2	221,075	4.07	71.4

Adjustable-rate:
One- to four-family:
<= 36 months	2,757	2.52	0.6	2,472	2.76	0.8
> 36 months	54,285	2.91	12.6	66,656	3.15	21.5
Home equity	19,250	4.58	4.5	19,053	4.66	6.2
Other	363	2.88	0.1	269	3.37	0.1
Total adjustable-rate	76,655	3.31	17.8	88,450	3.46	28.6

Total originated, refinanced and purchased	$432,437	3.47	100.0%	$309,525	3.90	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$146,487	3.50		$98,007	4.02
Participations - commercial real estate	1,400	4.25		24,400	4.08
Total fixed-rate purchased/participations	147,887	3.51		122,407	4.03

Adjustable-rate:
Correspondent - one- to four-family	29,046	2.92		40,344	3.12
Total purchased/participation loans	$176,933	3.41		$162,751	3.81

	For the Nine Months Ended
	June 30, 2015			June 30, 2014
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family:
<= 15 years	$253,435	2.97%	24.3%	$130,457	3.35%	16.2%
> 15 years	543,934	3.82	52.1	384,435	4.24	47.8
Multi-family and commercial real estate	26,518	3.74	2.5	36,450	4.08	4.5
Home equity	2,812	6.18	0.3	1,812	6.19	0.2
Other	629	7.72	0.1	999	7.08	0.1
Total fixed-rate	827,328	3.57	79.3	554,153	4.03	68.8

Adjustable-rate:
One- to four-family:
<= 36 months	5,197	2.57	0.5	5,982	2.76	0.8
> 36 months	159,092	2.95	15.2	177,818	3.15	22.1
Multi-family and commercial real estate	—	—	—	14,358	4.34	1.8
Home equity	51,655	4.59	4.9	51,791	4.65	6.4
Other	1,205	3.08	0.1	1,037	3.17	0.1
Total adjustable-rate	217,149	3.33	20.7	250,986	3.52	31.2

Total originated, refinanced and purchased	$1,044,477	3.52	100.0%	$805,139	3.87	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$363,661	3.58		$253,335	4.01
Participations - commercial real estate	22,970	3.73		29,400	4.07
Total fixed-rate purchased/participations	386,631	3.59		282,735	4.01

Adjustable-rate:
Correspondent - one- to four-family	94,609	2.94		104,459	3.10
Participations - commercial real estate	—	—		14,358	4.34
Total adjustable-rate purchased/participations	94,609	2.94		118,817	3.25
Total purchased/participation loans	$481,240	3.46		$401,552	3.79

The following tables present originated, refinanced, and correspondent activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average LTVs and weighted average credit scores for the periods indicated.

	For the Three Months Ended
	June 30, 2015			June 30, 2014
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$188,742	78%	772	$112,219	79%	768
Refinanced by Bank customers	43,829	70	767	10,487	68	759
Correspondent purchased	175,533	74	767	138,351	76	765
	$408,104	75	769	$261,057	77	766

	For the Nine Months Ended
	June 30, 2015			June 30, 2014
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$401,357	77%	771	$297,850	78%	766
Refinanced by Bank customers	102,031	68	768	43,048	69	760
Correspondent purchased	458,270	74	765	357,794	75	763
	$961,658	74	768	$698,692	76	764

The following table presents the amount, percent of total, and weighted average rate, by state, for one- to four-family loan originations and correspondent purchases where originations and purchases in the state exceeded five percent of the total amount originated and purchased during the nine months ended June 30, 2015.

	For the Three Months Ended			For the Nine Months Ended
	June 30, 2015			June 30, 2015
State	Amount	% of Total	Rate	Amount	% of Total	Rate
	(Dollars in thousands)
Kansas	$208,018	51.0%	3.39%	$460,641	47.9%	3.46%
Missouri	92,533	22.7	3.39	227,163	23.6	3.42
Texas	42,991	10.5	3.41	122,558	12.8	3.40
Other states	64,562	15.8	3.42	151,296	15.7	3.46
	$408,104	100.0%	3.40	$961,658	100.0%	3.44

The following table summarizes our one- to four-family loan origination, refinance, and correspondent purchase commitments as of June 30, 2015, along with associated weighted average rates. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a rate lock fee. A percentage of the commitments are expected to expire unfunded, so the amounts reflected in the table below are not necessarily indicative of future cash requirements. In addition to the amounts presented in the following table, as of June 30, 2015, the Bank had commitments outstanding to originate $4.0 million of commercial real estate loans and participate in $36.6 million of commercial construction-permanent loans. Subsequent to June 30, 2015, the Bank entered into $61.1 million of additional commitments to participate in commercial construction-permanent loans. It is anticipated that the $97.7 million of commercial construction-permanent loan participations will be disbursed over a 24-month period. As a result of expanding relationships with some of its correspondent lenders, the Bank has taken opportunities to participate in high-quality commercial construction-permanent loans, and plans to continue doing so. Based upon our underwriting, we expect that these loans will continue meeting the credit quality standards established by the Bank for its existing commercial real estate loans.

	Fixed-Rate
	15 years	More than	Adjustable-	Total
	or less	15 years	Rate	Amount	Rate
	(Dollars in thousands)
Originate/refinance	$15,861	$61,937	$19,540	$97,338	3.53%
Correspondent	17,913	76,427	12,158	106,498	3.64
	$33,774	$138,364	$31,698	$203,836	3.59

Rate	3.01%	3.86%	3.02%

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

Delinquent and non-performing loans and OREO - The following table presents the Company's 30 to 89 day delinquent loans at the dates indicated. Of the loans 30 to 89 days delinquent at June 30, 2015, approximately 77% were 59 days or less delinquent.

	Loans Delinquent for 30 to 89 Days at:
	June 30,		March 31,		December 31,		September 30,		June 30,
	2015		2015		2014		2014		2014
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	150	$16,320	128	$13,097	164	$16,638	138	$13,074	130	$14,435
Correspondent purchased	15	4,741	7	2,206	6	1,280	9	2,335	5	1,301
Bulk purchased	30	6,249	35	8,137	46	10,047	37	7,860	36	6,826
Consumer loans:
Home equity	34	646	30	681	41	916	33	770	33	628
Other	18	80	9	36	14	29	18	69	11	40
	247	$28,036	209	$24,157	271	$28,910	235	$24,108	215	$23,230

30 to 89 days delinquent loans
to total loans receivable, net		0.43%		0.38%		0.46%		0.39%		0.38%

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

	Non-Performing Loans and OREO at:
	June 30,		March 31,		December 31,		September 30,		June 30,
	2015		2015		2014		2014		2014
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	70	$6,180	79	$8,047	75	$7,762	82	$7,880	83	$8,130
Correspondent purchased	1	67	1	490	3	1,039	2	709	2	314
Bulk purchased	29	7,577	27	8,040	24	7,191	28	7,120	29	8,322
Consumer loans:
Home equity	19	443	23	366	20	354	25	397	23	345
Other	5	16	6	19	5	28	4	13	6	24
	124	14,283	136	16,962	127	16,374	141	16,119	143	17,135
Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	71	9,224	80	9,709	89	9,636	67	7,473	66	8,379
Correspondent purchased	2	398	2	401	3	492	4	553	2	134
Bulk purchased	5	959	5	732	6	872	5	724	3	630
Consumer loans:
Home equity	10	219	6	108	5	91	2	45	3	61
Other	—	—	3	11	3	12	—	—	—	—
	88	10,800	96	10,961	106	11,103	78	8,795	74	9,204
Total non-performing loans	212	25,083	232	27,923	233	27,477	219	24,914	217	26,339

Non-performing loans as a percentage of total loans(2)		0.39%		0.44%		0.44%		0.40%		0.43%

OREO:
One- to four-family:
Originated(3)	28	$1,920	36	$1,989	26	$2,551	25	$2,040	24	$1,430
Correspondent purchased	2	714	1	216	—	—	1	179	1	179
Bulk purchased	4	1,019	5	1,162	5	685	2	575	2	369
Consumer loans:
Home equity	2	17	—	—	—	—	—	—	—	—
Other(4)	1	1,278	1	1,278	1	1,300	1	1,300	1	1,300
	37	4,948	43	4,645	32	4,536	29	4,094	28	3,278
Total non-performing assets	249	$30,031	275	$32,568	265	$32,013	248	$29,008	245	$29,617

Non-performing assets as a percentage of total assets		0.33%		0.32%		0.35%		0.29%		0.33%

(1)
Represents loans required to be reported as nonaccrual pursuant to regulatory reporting requirements even if the loans are current. At June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014 and June 30, 2014, this amount was comprised of $3.4 million, $1.2 million, $2.7 million, $1.1 million and $2.5 million, respectively, of loans that were 30 to 89 days delinquent and are reported as such, and $7.4 million, $9.8 million, $8.4 million, $7.7 million and $6.7 million, respectively, of loans that were current.

(2)
Excluding loans required to be reported as nonaccrual pursuant to regulatory reporting requirements even if the loans are current, non-performing loans as a percentage of total loans were 0.22%, 0.27%, 0.26%, 0.26% and 0.28%, at June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014 and June 30, 2014, respectively.

(3)	Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

(4)	Represents a single property the Bank purchased for a potential branch site but now intends to sell.

Once a one- to four-family loan is generally 180 days delinquent, a new collateral value is obtained through an appraisal, less estimated selling costs and anticipated private mortgage insurance ("PMI") receipts. Any loss amounts identified as a result of this review are charged-off. At June 30, 2015, $9.7 million, or 70%, of the one- to four-family loans 90 or more days delinquent or in foreclosure had been individually evaluated for loss and any related losses have been charged-off.

The following table presents the top states where the properties securing our one- to four-family loans are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at June 30, 2015. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. At June 30, 2015, potential losses, after taking into consideration anticipated PMI proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,732,200	60.0%	$13,770	50.4%	$5,778	41.8%	72%
Missouri	1,219,824	19.6	4,492	16.4	469	3.4	80
Texas	315,224	5.1	2,855	10.5	—	—	n/a
California	273,408	4.4	—	—	—	—	n/a
Tennessee	133,778	2.1	649	2.4	—	—	n/a
Alabama	92,796	1.5	258	0.9	—	—	n/a
Oklahoma	75,854	1.2	—	—	328	2.4	63
North Carolina	45,020	0.7	—	—	767	5.5	48
Colorado	33,324	0.5	—	—	—	—	n/a
Nebraska	30,149	0.5	168	0.6	570	4.1	78
Illinois	28,050	0.5	379	1.4	1,078	7.8	63
Georgia	26,482	0.4	761	2.8	—	—	n/a
Other states	216,709	3.5	3,978	14.6	4,834	35.0	71
	$6,222,818	100.0%	$27,310	100.0%	$13,824	100.0%	70
TDRs - The following table presents the Company's TDRs, based on accrual status, at the dates indicated. At June 30, 2015, $26.9 million of TDRs were included in the ACL formula analysis model and $118 thousand of the ACL was related to these loans. The remaining $13.2 million of TDRs at June 30, 2015 were individually evaluated for loss and any potential losses have been charged-off.

	At
	June 30,	March 31,	December 31,	September 30,	June 30,
	2015	2015	2014	2014	2014
	(Dollars in thousands)
Accruing TDRs	$25,444	$23,861	$24,365	$24,636	$26,081
Nonaccrual TDRs(1)	14,653	15,337	15,912	13,370	13,987
Total TDRs	$40,097	$39,198	$40,277	$38,006	$40,068

(1)	Nonaccrual TDRs are included in the non-performing loan table above.

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

The ACL is maintained through provisions for credit losses which are either charged to or credited to income. The provision for credit losses is based upon the results of management's quarterly assessment of the ACL. During the nine months ended June 30, 2015, the Company recorded a provision for credit losses of $771 thousand, which takes into account net charge-offs of $397 thousand during the period and loan growth.

The distribution of our ACL at the dates indicated is summarized below. Correspondent purchased one- to four-family loans are included with originated one- to four-family loans, and bulk purchased one- to four-family loans are reported as purchased one- to four-family loans.

	At
	June 30, 2015				September 30, 2014
		% of ACL		% of		% of ACL		% of
	Amount	to Total	Total	Loans to	Amount	to Total	Total	Loans to
	of ACL	ACL	Loans	Total Loans	of ACL	ACL	Loans	Total Loans
	(Dollars in thousands)
One- to four-family:
Originated	$7,097	73.9%	$5,719,076	87.3%	$6,228	67.5%	$5,410,140	86.0%
Purchased	1,569	16.3	503,742	7.7	2,323	25.2	561,890	8.9
Multi-family and commercial	566	5.9	108,576	1.7	312	3.4	75,677	1.2
Construction	65	0.8	86,168	1.3	123	1.3	106,791	1.7
Consumer:
Home equity	233	2.4	125,907	1.9	211	2.3	130,484	2.1
Other consumer	71	0.7	4,233	0.1	30	0.3	4,537	0.1
	$9,601	100.0%	$6,547,702	100.0%	$9,227	100.0%	$6,289,519	100.0%

The following tables present ACL activity and selected ACL ratios for, or at, the periods presented. See "Note 4 - Loans Receivable and Allowance for Credit Losses" for additional information related to ACL activity by loan segment.

	For the Three Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
	(Dollars in thousands)
ACL beginning balance	$9,406	$9,297	$9,227	$9,082	$8,967
Charge-offs	(157)	(189)	(206)	(288)	(308)
Recoveries	29	23	103	6	116
Provision for credit losses	323	275	173	427	307
ACL ending balance	$9,601	$9,406	$9,297	$9,227	$9,082

ACL to loans receivable, net at end of period	0.15%	0.15%	0.15%	0.15%	0.15%
ACL to non-performing loans at end of period	38.28	33.69	33.84	37.04	34.48
Ratio of net charge-offs during the period
to average loans outstanding during the period	—	—	—	—	—
Ratio of net charge-offs during the period
to average non-performing assets	0.41	0.51	0.34	0.97	0.62
ACL to net charge-offs (annualized)	18.7x	14.2x	22.6x	8.2x	11.8x

	For the Nine Months Ended
	June 30, 2015	June 30, 2014
	(Dollars in thousands)
ACL beginning balance	$9,227	$8,822
Charge-offs	(552)	(854)
Recoveries	155	132
Provision for credit losses	771	982
ACL ending balance	$9,601	$9,082

Ratio of net charge-offs during the period to
average loans outstanding during the period	0.01%	0.01%
Ratio of net charge-offs during the period to
average non-performing assets during the period	1.34	2.41
ACL to net charge-offs (annualized)	18.2x	9.4x

Securities. The following table presents the distribution of our MBS and investment securities portfolios, at amortized cost, at the dates indicated. Overall, fixed-rate securities comprised 80% of these portfolios at June 30, 2015. The weighted average life ("WAL") is the estimated remaining principal repayment term (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis. The decrease in the weighted average yield on the securities portfolio from September 30, 2014 to June 30, 2015 was due primarily to repayments of MBS with yields greater than the weighted average yield on the existing portfolio, as well as to investment securities representing a larger percentage of the overall securities portfolio at June 30, 2015. Generally, investment securities have a lower yield than MBS and a shorter WAL. Purchasing shorter-term agency debentures has been an on-going balance sheet strategy by management in anticipation of higher interest rates.

	June 30, 2015			March 31, 2015			September 30, 2014
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Fixed-rate securities:
MBS	$1,120,019	2.26%	3.3	$1,173,186	2.32%	3.6	$1,279,990	2.35%	3.7
GSE debentures	600,376	1.13	2.3	579,731	1.12	2.0	554,811	1.06	2.9
Municipal bonds	39,505	1.91	3.1	37,828	1.96	3.1	38,874	2.29	2.8
Total fixed-rate securities	1,759,900	1.87	3.0	1,790,745	1.93	3.1	1,873,675	1.97	3.4

Adjustable-rate securities:
MBS	431,238	2.22	5.3	459,489	2.25	5.9	506,089	2.24	5.4
Trust preferred securities	2,351	1.54	22.0	2,346	1.53	22.2	2,493	1.49	22.7
Total adjustable-rate securities	433,589	2.21	5.4	461,835	2.24	6.0	508,582	2.24	5.5
Total securities portfolio	$2,193,489	1.93	3.4	$2,252,580	1.99	3.7	$2,382,257	2.02	3.9

The following table presents the carrying value of MBS in our portfolio by issuer at the dates presented.

	June 30, 2015	September 30, 2014
	(Dollars in thousands)
Federal National Mortgage Association ("FNMA")	$940,763	$1,052,464
Federal Home Loan Mortgage Corporation ("FHLMC")	502,393	598,153
Government National Mortgage Association	122,028	151,930
	$1,565,184	$1,802,547

Mortgage-Backed Securities - The balance of MBS, which primarily consists of securities of U.S. GSEs, decreased $237.4 million from $1.80 billion at September 30, 2014 to $1.57 billion at June 30, 2015. The following tables summarize the activity in our portfolio of MBS for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yield for the ending balances are as of the last day of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented. The decrease in the weighted average yield on the MBS portfolio from September 30, 2014 to June 30, 2015 was due primarily to repayments of MBS with yields greater than the weighted average yield on the existing portfolio. The beginning and ending WAL is the estimated remaining principal repayment term (in years) after three-month historical prepayment speeds have been applied. Fixed-rate MBS purchased during the current fiscal year were generally comprised of loans with contractual terms-to-maturity of 15 years or less to help mitigate exposure to rising interest rates.

	For the Three Months Ended
	June 30, 2015			March 31, 2015			December 31, 2014			September 30, 2014
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,648,046	2.30%	4.3	$1,711,231	2.32%	4.5	$1,802,547	2.32%	4.2	$1,904,010	2.32%	4.4
Maturities and repayments	(100,538)			(86,156)			(89,795)			(100,521)
Net amortization of (premiums)/discounts	(1,412)			(1,258)			(1,332)			(1,464)
Purchases:
Fixed	20,532	1.74	4.5	25,137	1.53	3.8	—	—	—	—	—	—
Change in valuation on AFS securities	(1,444)			(908)			(189)			522
Ending balance - carrying value	$1,565,184	2.25	3.9	$1,648,046	2.30	4.3	$1,711,231	2.32	4.5	$1,802,547	2.32	4.2

	For the Nine Months Ended
	June 30, 2015			June 30, 2014
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,802,547	2.32%	4.2	$2,047,708	2.40%	3.9
Maturities and repayments	(276,489)			(287,473)
Net amortization of (premiums)/discounts	(4,002)			(4,210)
Purchases:
Fixed	45,669	1.62	4.1	129,002	1.73	3.8
Adjustable	—	—	—	21,737	1.92	5.2
Change in valuation on AFS securities	(2,541)			(2,754)
Ending balance - carrying value	$1,565,184	2.25	3.9	$1,904,010	2.32	4.4

Investment Securities - Investment securities, which consist of U.S. GSE debentures (primarily issued by FNMA, FHLMC, or Federal Home Loan Banks) and municipal investments, increased $50.6 million, from $590.9 million at September 30, 2014 to $641.5 million at June 30, 2015. The following tables summarize the activity of investment securities for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented. The increase in the weighted average yield between September 30, 2014 and June 30, 2015 was due primarily to lower rate securities being called during the period. The beginning and ending WALs represent the estimated remaining principal repayment terms (in years) of the securities after projected call dates have been considered, based upon market rates at each date presented.

	For the Three Months Ended
	June 30, 2015			March 31, 2015			December 31, 2014			September 30, 2014
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$620,193	1.18%	2.2	$539,012	1.18%	2.9	$590,942	1.15%	3.0	$590,405	1.15%	3.4
Maturities and calls	(30,000)			(28,051)			(54,081)			(3,374)
Net amortization of (premiums)/discounts	(52)			(68)			(95)			(87)
Purchases:
Fixed	52,379	1.31	3.1	105,212	1.16	1.7	810	1.22	5.0	4,702	1.57	5.2
Change in valuation on AFS securities	(988)			4,088			1,436			(704)
Ending balance - carrying value	$641,532	1.18	2.5	$620,193	1.18	2.2	$539,012	1.18	2.9	$590,942	1.15	3.0

	For the Nine Months Ended
	June 30, 2015			June 30, 2014
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$590,942	1.15%	3.0	$740,282	1.14%	2.9
Maturities and calls	(112,132)			(286,275)
Net amortization of (premiums)/discounts	(215)			(292)
Purchases:
Fixed	158,401	1.21	2.1	134,206	1.01	2.7
Change in valuation on AFS securities	4,536			2,484
Ending balance - carrying value	$641,532	1.18	2.5	$590,405	1.15	3.4

Liabilities. Total liabilities were $7.70 billion at June 30, 2015 compared to $8.37 billion at September 30, 2014. The $667.7 million decrease was due primarily to a decrease in FHLB borrowings due to the removal of the entire daily leverage strategy at June 30, 2015 compared to having $800.0 million of the daily leverage strategy in place at September 30, 2014. This decrease was partially offset by a $157.9 million, or 4.5% annualized, increase in the deposit portfolio.

Deposits - Deposits were $4.81 billion at June 30, 2015 compared to $4.66 billion at September 30, 2014. The $157.9 million increase was due primarily to a $56.6 million increase in the checking portfolio and a $53.3 million increase in the retail certificate of deposit portfolio. We remain competitive on deposit rates and, in some cases, our offer rates for certificates of deposit have been higher than peers. Increasing rates offered on longer-term certificates of deposit has been an on-going balance sheet strategy by management in anticipation of higher interest rates. If interest rates rise, our customers may move the funds from their checking, savings, and money market accounts to higher yielding deposit products within the Bank or withdraw their funds from these accounts, including certificates of deposit, to invest in higher yielding investments outside of the Bank.

The following table presents the amount, weighted average rate and percentage of total for the components of our deposit portfolio at the dates presented.

	June 30, 2015			March 31, 2015			September 30, 2014
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Noninterest-bearing checking	$188,127	—%	3.9%	$187,139	—%	3.9%	$167,045	—%	3.6%
Interest-bearing checking	559,428	0.05	11.6	573,632	0.05	11.9	523,959	0.05	11.2
Savings	311,658	0.16	6.5	311,878	0.14	6.4	296,187	0.15	6.4
Money market	1,148,490	0.23	23.8	1,156,764	0.23	23.9	1,135,915	0.23	24.4
Retail certificates of deposit	2,285,046	1.27	47.5	2,279,154	1.26	47.1	2,231,737	1.22	47.9
Public units/brokered deposits	320,439	0.31	6.7	328,707	0.65	6.8	300,429	0.63	6.5
	$4,813,188	0.70	100.0%	$4,837,274	0.71	100.0%	$4,655,272	0.70	100.0%

At June 30, 2015, public unit deposits totaled $320.4 million, compared to $258.6 million at September 30, 2014, and had a weighted average rate of 0.31% and an average remaining term to maturity of seven months. There were no brokered deposits at June 30, 2015 compared to $41.9 million at September 30, 2014. Management will continue to monitor the wholesale deposit market for attractive opportunities relative to the use of proceeds.

The following tables set forth scheduled maturity information for our certificates of deposit, along with associated weighted average rates, at June 30, 2015.

	Amount Due
		More than	More than
	1 year	1 year to	2 years to 3	More than	Total
Rate range	or less	2 years	years	3 years	Amount	Rate
	(Dollars in thousands)
0.00 – 0.99%	$830,161	$203,198	$10,804	$—	$1,044,163	0.53%
1.00 – 1.99%	262,468	307,529	451,809	437,439	1,459,245	1.51
2.00 – 2.99%	92,149	7,483	158	1,718	101,508	2.51
3.00 – 3.99%	113	220	105	—	438	3.20
4.00 – 4.99%	131	—	—	—	131	4.40
	$1,185,022	$518,430	$462,876	$439,157	$2,605,485	1.15

Percent of total	45.5%	19.9%	17.8%	16.8%
Weighted average rate	0.81	1.19	1.44	1.75
Weighted average maturity (in years)	0.4	1.5	2.5	3.9	1.6
Weighted average maturity for the retail certificate of deposit portfolio (in years)					1.7

	Amount Due
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)
Retail certificates of deposit less than $100,000	$180,642	$139,360	$326,045	$847,153	$1,493,200
Retail certificates of deposit of $100,000 or more	83,926	49,952	146,829	511,139	791,846
Public unit deposits of $100,000 or more	153,277	56,903	48,088	62,171	320,439
	$417,845	$246,215	$520,962	$1,420,463	$2,605,485

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

	For the Three Months Ended
	June 30, 2015			March 31, 2015			December 31, 2014			September 30, 2014
		Effective			Effective			Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,795,000	2.51%	3.3	$2,795,000	2.55%	3.0	$2,795,000	2.45%	2.8	$2,795,000	2.53%	2.9
Maturities and prepayments:
FHLB advances	(100,000)	3.01		(250,000)	2.48		(250,000)	0.84		—	—
Repurchase agreements	—	—		—	—		—	—		(100,000)	4.20
New borrowings:
FHLB advances	100,000	2.25	7.0	250,000	2.06	6.4	250,000	1.99	5.2	100,000	1.96	5.0
Ending balance	$2,795,000	2.49	3.3	$2,795,000	2.51	3.3	$2,795,000	2.55	3.0	$2,795,000	2.45	2.8

	For the Nine Months Ended
	June 30, 2015			June 30, 2014
		Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,795,000	2.45%	2.8	$2,845,000	2.75%	2.6
Maturities and prepayments:
FHLB advances	(600,000)	1.88		(450,000)	3.90
New borrowings:
FHLB advances	600,000	2.06	6.0	400,000	2.45	6.6
Ending balance	$2,795,000	2.49	3.3	$2,795,000	2.53	2.9

Maturities - The following table presents the maturity of FHLB advances, at par, and repurchase agreements, along with associated weighted average contractual and effective rates as of June 30, 2015. In mid-July 2015, a $20.0 million repurchase agreement matured and was not renewed or replaced by another type of borrowing.

	FHLB	Repurchase
Maturity by	Advances	Agreements	Total	Contractual	Effective
Fiscal year	Amount	Amount	Amount	Rate	Rate(1)
	(Dollars in thousands)
2015	$—	$20,000	$20,000	4.45%	4.45%
2016	575,000	—	575,000	2.29	2.91
2017	500,000	—	500,000	2.69	2.72
2018	200,000	100,000	300,000	2.90	2.90
2019	300,000	—	300,000	1.68	1.68
2020	250,000	100,000	350,000	2.18	2.18
2021	550,000	—	550,000	2.27	2.27
2022	200,000	—	200,000	2.23	2.23
	$2,575,000	$220,000	$2,795,000	2.35	2.49

(1)
The effective rate includes the net impact of the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid and deferred gains related to interest rate swaps previously terminated.

The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail and public unit amounts, and term borrowings for the next four quarters as of June 30, 2015.

	Retail		Public Unit		Term
Maturity by	Certificate	Repricing	Deposit	Repricing	Borrowings	Repricing		Repricing
Quarter End	Amount	Rate	Amount	Rate	Amount	Rate	Total	Rate
	(Dollars in thousands)
September 30, 2015	$264,568	1.19%	$153,277	0.14%	$20,000	4.45%	$437,845	0.97%
December 31, 2015	189,312	0.74	56,903	0.23	200,000	1.94	446,215	1.21
March 31, 2016	212,851	0.88	17,803	0.22	175,000	5.08	405,654	2.66
June 30, 2016	260,023	1.00	30,285	0.45	100,000	3.17	390,308	1.51
	$926,754	0.97	$258,268	0.20	$495,000	3.40	$1,680,022	1.57

Stockholders' Equity. Stockholders' equity was $1.43 billion at June 30, 2015 compared to $1.49 billion at September 30, 2014. The $66.2 million decrease between periods was due primarily to the payment of $102.8 million in dividends and the repurchase of $27.4 million of common stock, partially offset by net income of $59.3 million. The $102.8 million in dividends paid during the current nine month period consisted of a $0.26 per share, or $35.5 million, true-up dividend related to fiscal year 2014 earnings per the Company's dividend policy, a $0.25 per share, or $33.9 million, True Blue® Capitol Dividend, and three regular quarterly dividends totaling $0.245 per share, or $33.4 million. The $33.9 million True Blue Capitol Dividend was funded by a $36.0 million capital distribution from the Bank to the holding company. On July 22, 2015, the Company declared a regular quarterly cash dividend of $0.085 per share, or approximately $11.4 million, payable on August 21, 2015 to stockholders of record as of the close of business on August 7, 2015.

At June 30, 2015, Capitol Federal Financial, Inc., at the holding company level, had $105.7 million on deposit at the Bank. For fiscal year 2015, it is the intent of the Board of Directors and management to continue with the payout of 100% of the Company's earnings to its stockholders. Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company.

The following table presents regular quarterly dividends and special dividends paid in calendar years 2015, 2014, and 2013. The amounts represent cash dividends paid during each period. For the quarter ending September 30, 2015, the amount presented does not represent the actual dividend payout, but rather management's estimate of the dividend announced on July 22, 2015.

	Calendar Year
	2015		2014		2013
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$11,592	$0.085	$10,513	$0.075	$11,023	$0.075
Quarter ended June 30	11,585	0.085	10,399	0.075	10,796	0.075
Quarter ended September 30	11,399	0.085	10,318	0.075	10,703	0.075
Quarter ended December 31			10,226	0.075	10,754	0.075
True-up dividends paid			35,450	0.260	25,815	0.180
True Blue dividends paid	33,924	0.250	34,663	0.250	35,710	0.250
Calendar year-to-date dividends paid	$68,500	$0.505	$111,569	$0.810	$104,801	$0.730

The Company's current stock repurchase plan, which does not have an expiration date, is for $175.0 million of common stock, of which $15.7 million remained available as of July 29, 2015. The Company repurchased $23.8 million of shares during the current quarter at an average price of $12.02 per share, bringing share repurchases to $27.4 million at an average price of $12.01 per share for the nine months ended June 30, 2015. Subsequent to the end of the current quarter, through July 29, 2015, the Company repurchased an additional $3.4 million of shares at an average price of $12.06 per share, resulting in a total of 13,331,092 shares having been repurchased at an average price of $11.95 per share, or $159.3 million, since the inception of the current stock repurchase plan.

Operating Results
The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2015	2015	2014	2014	2014
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$58,922	$58,198	$58,619	$58,405	$57,474
MBS	8,849	9,537	10,001	10,535	11,206
Investment securities	1,914	1,673	1,675	1,711	1,739
FHLB stock	3,132	3,076	3,181	2,678	1,452
Cash and cash equivalents	1,357	1,393	1,424	905	50
Total interest and dividend income	74,174	73,877	74,900	74,234	71,921

Interest expense:
FHLB borrowings	17,072	17,198	16,988	16,217	14,826
Deposits	8,377	8,207	8,145	8,081	8,124
Repurchase agreements	1,712	1,693	1,731	1,963	2,773
Total interest expense	27,161	27,098	26,864	26,261	25,723

Net interest income	47,013	46,779	48,036	47,973	46,198

Provision for credit losses	323	275	173	427	307

Net interest income
(after provision for credit losses)	46,690	46,504	47,863	47,546	45,891

Non-interest income	5,145	5,277	5,257	6,109	5,619
Non-interest expense	23,106	22,859	23,142	23,542	22,380
Income tax expense	9,127	9,688	9,506	9,903	9,147
Net income	$19,602	$19,234	$20,472	$20,210	$19,983

Efficiency ratio	44.30%	43.91%	43.42%	43.53%	43.19%

Basic EPS	$0.14	$0.14	$0.15	$0.15	$0.14
Diluted EPS	0.14	0.14	0.15	0.15	0.14

Comparison of Operating Results for the Nine Months Ended June 30, 2015 and 2014

For the nine month period ended June 30, 2015, the Company recognized net income of $59.3 million, compared to net income of $57.5 million for the nine month period ended June 30, 2014. The $1.8 million, or 3.2%, increase in net income was due primarily to the daily leverage strategy. Net income attributable to the daily leverage strategy was $2.2 million during the current nine month period.

Net interest income increased $5.7 million, or 4.2%, from the prior year nine month period to $141.8 million for the current nine month period due primarily to the daily leverage strategy. The net interest margin decreased 32 basis points, from 2.04% for the prior year nine month period, to 1.72% for the current nine month period as a result of the daily leverage strategy. Excluding the effects of the daily leverage strategy, the net interest margin would have been 2.07% for the current nine month period, or three basis points higher than the prior year nine month period. This increase was primarily a result of a decrease in the cost of funds and an increase in the dividend rate received on FHLB stock between the two periods. The positive impact on the net interest margin resulting from the shift in the mix of interest-earning assets from relatively lower yielding securities to higher yielding loans was mostly offset by a decrease in market interest rates.

Interest and Dividend Income
The weighted average yield on total interest-earning assets decreased 53 basis points, from 3.24% for the prior year nine month period, to 2.71% for the current nine month period, while the average balance of interest-earning assets increased $2.08 billion from the prior year nine month period. The decrease in the weighted average yield and the increase in the average balance both were due primarily to the daily leverage strategy. Absent the impact of the daily leverage strategy, the weighted average yield on total interest-earning assets would have decreased two basis points from the prior year nine month period, to 3.22%, and the average balance would have decreased $6.3 million. The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2015	2014	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$175,739	$171,539	$4,200	2.4%
MBS	28,387	34,765	(6,378)	(18.3)
Investment securities	5,262	5,674	(412)	(7.3)
FHLB stock	9,389	3,877	5,512	142.2
Cash and cash equivalents	4,174	157	4,017	2,558.6
Total interest and dividend income	$222,951	$216,012	$6,939	3.2

The increase in interest income on loans receivable was due to a $283.2 million increase in the average balance of the portfolio, partially offset by a decrease in the weighted average yield on the portfolio. The weighted average yield on the portfolio decreased eight basis points, from 3.78% for the prior year nine month period, to 3.70% for the current nine month period. The decrease in the weighted average yield was due primarily to adjustable-rate loans, endorsements, and refinances repricing to lower rates.

The decrease in interest income on MBS and investment securities was due primarily to a decrease in the average balance of each portfolio as cash flows not reinvested in the portfolios were used largely to fund loan growth. The average balance of the MBS portfolio decreased $287.2 million and the average balance of the investment securities portfolio decreased $74.0 million between the two periods. Additionally, the weighted average yield on the MBS portfolio decreased 10 basis points, from 2.36% during the prior year nine month period, to 2.26% for the current nine month period. The decrease in the weighted average yield on the MBS portfolio was due primarily to repayments of MBS with yields greater than the weighted average yield on the existing portfolio, and to an increase in the impact of net premium amortization. Net premium amortization was $4.0 million during the current nine month period, which decreased the weighted average yield on the portfolio by 32 basis points. During the prior year nine month period, $4.2 million of net premiums were amortized, which decreased the weighted average yield on the portfolio by 29 basis points. At June 30, 2015, the net balance of premiums/(discounts) on our portfolio of MBS was $15.6 million.

The increase in dividends received on FHLB stock was due primarily to an $83.9 million increase in the average balance of the portfolio as a result of the daily leverage strategy, as well as an increase in the FHLB dividend rate between the two periods. The increase in interest income on cash and cash equivalents was due primarily to a $2.07 billion increase in the average balance resulting mainly from the daily leverage strategy.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities decreased 30 basis points, from 1.43% for the prior year nine month period, to 1.13% for the current nine month period, while the average balance of interest-bearing liabilities increased $2.17 billion from the prior year nine month period due primarily to the daily leverage strategy. Absent the impact of the daily leverage strategy, the weighted average rate paid on total interest-bearing liabilities would have decreased six basis points from the prior nine month period, to 1.37%, due primarily to a decrease in the cost of term borrowings. The average balance of interest-bearing liabilities would have increased $100.6 million due mainly to deposit growth. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2015	2014	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB borrowings	$51,258	$47,000	$4,258	9.1%
Deposits	24,729	24,523	206	0.8
Repurchase agreements	5,136	8,319	(3,183)	(38.3)
Total interest expense	$81,123	$79,842	$1,281	1.6

The increase in interest expense on FHLB borrowings was due primarily to a $2.07 billion increase in the average balance on the FHLB line of credit as a result of the daily leverage strategy, partially offset by a 106 basis point decrease in the weighted average rate paid on FHLB borrowings. The decrease in the weighted average rate paid on the FHLB borrowings portfolio was primarily a result of borrowings on the FHLB line of credit, at an average rate of 0.25% for the current nine month period, in conjunction with the daily leverage strategy. Absent the impact of the daily leverage strategy, the average rate paid on FHLB borrowings would have decreased seven basis points from the prior year nine month period, to 2.46% for the current nine month period, primarily as a result of renewals of advances to lower market rates during the prior fiscal year.

The decrease in interest expense on repurchase agreements was due to the maturity of a $100.0 million agreement at 4.20% between periods. The repurchase agreement was replaced with an FHLB advance, which was at a lower rate than the maturing repurchase agreement.

Provision for Credit Losses
The Bank recorded a provision for credit losses during the current nine month period of $771 thousand compared to a provision for credit losses during the prior year nine month period of $982 thousand. The $771 thousand provision for credit losses in the current nine month period takes into account net charge-offs of $397 thousand and loan growth. See "Financial Condition - Asset Quality" for additional information related to ACL activity.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2015	2014	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$11,052	$11,056	$(4)	—%
Insurance commissions	2,059	2,589	(530)	(20.5)
Loan fees	1,071	1,221	(150)	(12.3)
BOLI	819	1,001	(182)	(18.2)
Other non-interest income	678	979	(301)	(30.7)
Total non-interest income	$15,679	$16,846	$(1,167)	(6.9)

The decrease in insurance commissions was due primarily to a decrease in annual commissions received from certain insurance providers as a result of less favorable claims experience year-over-year. Management currently anticipates retail fees and charges earned will decrease approximately $100 thousand during the full fiscal year 2015 compared to the full fiscal year 2014, as opposed to our original estimate of a $1.3 million decrease. The change in our estimate is due primarily to higher than anticipated growth in our checking portfolio, resulting in higher than anticipated fee and debit card activity.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2015	2014	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$31,927	$32,379	$(452)	(1.4)%
Information technology and communications	7,726	6,985	741	10.6
Occupancy, net	7,437	7,662	(225)	(2.9)
Federal insurance premium	4,092	3,264	828	25.4
Deposit and loan transaction costs	4,065	3,976	89	2.2
Regulatory and outside services	3,867	3,990	(123)	(3.1)
Low income housing partnerships	3,404	1,966	1,438	73.1
Advertising and promotional	2,707	2,825	(118)	(4.2)
Other non-interest expense	3,882	3,948	(66)	(1.7)
Total non-interest expense	$69,107	$66,995	$2,112	3.2

The decrease in salaries and employee benefits expense was due primarily to the prior year nine month period including compensation expense on unallocated ESOP shares related to two True Blue Capitol dividends paid compared to one True Blue Capitol dividend paid during the current nine month period. The increase in information technology and communications expense was primarily related to continued upgrades to our information technology infrastructure. The increase in low income housing partnership expense was due mainly to impairments, as well as to an increase in amortization expense due to an increase in the overall investment balance as a result of funding new partnerships and the general life cycle of the partnership activities. We have grown our investments in newly formed low income housing partnerships over the past couple of years. Generally, losses associated with these partnerships out-pace the tax credit benefit in the early years as they establish their operations. Management anticipates that low income housing partnership expense will increase approximately $2.6 million in fiscal year 2015 compared to fiscal year 2014, an increase from our original estimate of $2.0 million. The overall increase in low income housing expense year-over-year is due to an increase in impairments and amortization expense. The increase in federal insurance premium was due primarily to the daily leverage strategy.

The Company's efficiency ratio was 43.88% for the current nine month period compared to 43.78% for the prior year nine month period. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A lower value indicates that the financial institution is generating revenue with a lower level of expense.

Income Tax Expense
Income tax expense was $28.3 million for the current nine month period compared to $27.6 million for the prior year nine month period. The $766 thousand increase between periods was due to an increase in pre-tax income. The effective tax rate for the current nine month period was 32.3% compared to 32.4% in the prior year nine month period. Management anticipates the effective tax rate for fiscal year 2015 will be approximately 32% to 33%, based on fiscal year 2015 estimates as of June 30, 2015. The tax benefit associated with the low income housing tax credits is expected to be $4.3 million for fiscal year 2015, which is reflected in the effective tax rate range.

Average Balance Sheet
The following table presents the average balances of our assets, liabilities, and stockholders' equity and the related annualized yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated and the weighted average yield/rate on our interest-earning assets and interest-bearing liabilities at June 30, 2015. As previously discussed, the daily leverage strategy was not in place at June 30, 2015, so the end of period yields/rates presented at June 30, 2015 in the tables below do not reflect the effects of this strategy. Weighted average yields are derived by dividing annualized income by the average balance of the related assets and weighted average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived from average daily balances. The yields and rates include amortization of fees, costs, premiums and discounts which are considered adjustments to yields/rates. Yields on tax-exempt securities were not calculated on a fully taxable equivalent basis.

	At	For the Nine Months Ended
	June 30,	June 30, 2015			June 30, 2014
	2015	Average	Interest		Average	Interest
	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Rate	Amount	Paid	Rate	Amount	Paid	Rate
Assets:		(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	3.66%	$6,330,461	$175,739	3.70%	$6,047,247	$171,539	3.78%
MBS(2)	2.25	1,674,246	28,387	2.26	1,961,441	34,765	2.36
Investment securities(2)(3)	1.18	593,268	5,262	1.18	667,317	5,674	1.13
FHLB stock	5.98	209,749	9,389	5.98	125,821	3,877	4.12
Cash and cash equivalents	0.23	2,156,567	4,174	0.26	83,988	157	0.25
Total interest-earning assets(1)(2)	3.26	10,964,291	222,951	2.71	8,885,814	216,012	3.24
Other noninterest-earning assets		231,154			220,029
Total assets		$11,195,445			$9,105,843

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	0.04	$723,699	204	0.04	$672,218	193	0.04
Savings	0.16	304,716	335	0.15	290,569	240	0.11
Money market	0.23	1,147,014	1,999	0.23	1,135,195	1,964	0.23
Retail certificates	1.27	2,251,608	20,840	1.24	2,222,808	20,454	1.23
Wholesale certificates	0.31	314,942	1,351	0.57	302,711	1,672	0.74
Total deposits	0.70	4,741,979	24,729	0.70	4,623,501	24,523	0.71
FHLB advances(4)	2.44	2,571,417	47,300	2.46	2,486,538	46,995	2.53
FHLB line of credit	0.26	2,072,162	3,958	0.25	2,800	5	0.22
FHLB borrowings	2.44	4,643,579	51,258	1.47	2,489,338	47,000	2.53
Repurchase agreements	3.08	220,000	5,136	3.08	320,000	8,319	3.43
Total borrowings	2.49	4,863,579	56,394	1.55	2,809,338	55,319	2.63
Total interest-bearing liabilities	1.35	9,605,558	81,123	1.13	7,432,839	79,842	1.43
Other noninterest-bearing liabilities		107,457			103,376
Stockholders' equity		1,482,430			1,569,628
Total liabilities and stockholders' equity		$11,195,445			$9,105,843

					(Continued)

	At	For the Nine Months Ended
	June 30,	June 30, 2015			June 30, 2014
	2015	Average	Interest		Average	Interest
	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Rate	Balance	Paid	Rate	Balance	Paid	Rate
		(Dollars in thousands)

Net interest income(5)			$141,828			$136,170
Net interest rate spread(6)	1.91%			1.58%			1.81%
Net interest-earning assets		$1,358,733			$1,452,975
Net interest margin(7)				1.72			2.04
Ratio of interest-earning assets to
interest-bearing liabilities				1.14x			1.20x

Selected performance ratios:
Return on average assets (annualized)				0.71%			0.84%
Return on average equity (annualized)				5.33			4.88
Average equity to average assets				13.24			17.24
Operating expense ratio(8)				0.82			0.98
Efficiency ratio(9)				43.88			43.78
Pre-tax yield on daily leverage strategy(10)				0.21			n/a

					(Concluded)

(1)
Calculated net of unearned loan fees, deferred costs, and undisbursed loan funds. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)	The average balance of investment securities includes an average balance of nontaxable securities of $36.6 million for each of the nine months ended June 30, 2015 and 2014, respectively.

(4)	The balance and rate of FHLB advances are stated net of deferred gains and deferred prepayment penalties.

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

(7)
Net interest margin represents net interest income as a percentage of average interest-earning assets. Excluding the effects of the daily leverage strategy, the net interest margin would have been 2.07% for the nine months ended June 30, 2015.

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

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the nine months ended June 30, 2015 to the nine months ended June 30, 2014. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Nine Months Ended
	June 30, 2015 vs. June 30, 2014
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$7,796	$(3,596)	$4,200
MBS	(4,920)	(1,458)	(6,378)
Investment securities	(649)	237	(412)
FHLB stock	3,283	2,229	5,512
Cash and cash equivalents	4,014	3	4,017
Total interest-earning assets	9,524	(2,585)	6,939

Interest-bearing liabilities:
Checking	15	(3)	12
Savings	12	82	94
Money market	20	15	35
Certificates of deposit	357	(292)	65
FHLB borrowings	5,307	(1,049)	4,258
Repurchase agreements	(2,399)	(784)	(3,183)
Total interest-bearing liabilities	3,312	(2,031)	1,281

Net change in net interest and dividend income	$6,212	$(554)	$5,658

Comparison of Operating Results for the Three Months Ended June 30, 2015 and 2014

For the quarter ended June 30, 2015, the Company recognized net income of $19.6 million, compared to net income of $20.0 million for the quarter ended June 30, 2014. The $381 thousand, or 1.9%, decrease in net income was due primarily to a decrease in non-interest income and an increase in non-interest expense, partially offset by net income associated with the daily leverage strategy. Net income attributable to the daily leverage strategy was $699 thousand for the current quarter.

Net interest income increased $815 thousand, or 1.8%, from the prior year quarter to $47.0 million for the current quarter. The increase in net interest income was due primarily to the daily leverage strategy. The net interest margin decreased 38 basis points, from 2.09% for the prior year quarter to 1.71% for the current quarter, primarily as a result of the daily leverage strategy. Excluding the effects of the daily leverage strategy, the net interest margin would have been 2.05% for the current quarter, or a four basis point decrease from the prior year quarter. This decrease was due primarily to a decrease in the weighted average yield on the loans receivable portfolio. The positive impact on the net interest margin resulting from the shift in the mix of interest-earning assets from relatively lower yielding securities to higher yield loans was more than offset by a decrease in market interest rates.

Interest and Dividend Income
The weighted average yield on total interest-earning assets decreased 56 basis points, from 3.25% for the prior year quarter, to 2.69% for the current quarter, while the average balance of interest-earning assets increased $2.16 billion from the prior year quarter. The decrease in the weighted average yield and the increase in the average balance was due primarily to the daily leverage strategy. Absent the impact of the daily leverage strategy, the weighted average yield on total interest-earnings assets would have decreased five basis points from the prior year quarter, to 3.20%, while the average balance would have increased $83.6 million. The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2015	2014	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$58,922	$57,474	$1,448	2.5%
MBS	8,849	11,206	(2,357)	(21.0)
Investment securities	1,914	1,739	175	10.1
FHLB stock	3,132	1,452	1,680	115.7
Cash and cash equivalents	1,357	50	1,307	2,614.0
Total interest and dividend income	$74,174	$71,921	$2,253	3.1

The increase in interest income on loans receivable was due to a $326.6 million increase in the average balance of the portfolio, partially offset by a 10 basis point decrease in the weighted average yield on the portfolio, from 3.77% for the prior year quarter, to 3.67% for the current quarter. The decrease in the weighted average yield was due primarily to adjustable-rate loans, endorsements, and refinances repricing to lower rates. Net premium/deferred cost amortization of $184 thousand during the current quarter decreased the average yield on the portfolio by one basis point. During the prior year quarter, $17 thousand of net discounts/unearned loan fees were accreted, which increased the average yield on the portfolio by less than one basis point.

The decrease in interest income on MBS was due primarily to a decrease in the average balance of the portfolio as cash flows not reinvested in the portfolio were used largely to fund loan growth. The average balance of the MBS portfolio decreased $344.6 million between the two periods. Additionally, the weighted average yield on the MBS portfolio decreased nine basis points, from 2.30% for the prior year quarter, to 2.21% for the current quarter. The decrease in the weighted average yield on the MBS portfolio was due primarily to repayments of MBS with yields greater than the weighted average yield on the existing portfolio, and to an increase in the impact of net premium amortization. Net premium amortization was $1.4 million during the current quarter, which decreased the weighted average yield on the portfolio by 35 basis points. During the prior year quarter, $1.5 million of net premiums were amortized, which decreased the weighted average yield on the portfolio by 32 basis points.

The increase in dividends received on FHLB stock was due primarily to a $91.8 million increase in the average balance of the portfolio, largely as a result of the daily leverage strategy, as well as to an increase in the FHLB dividend rate between the two periods. The increase in interest income on cash and cash equivalents was due primarily to a $2.06 billion increase in the average balance resulting mainly from the daily leverage strategy.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities decreased 26 basis points, from 1.38% for the prior year quarter, to 1.12% for the current quarter, while the average balance of interest-bearing liabilities increased $2.23 billion from the prior year quarter due primarily to the daily leverage strategy. Absent the impact of the daily leverage strategy, the weighted average rate paid on total interest-bearing liabilities would have decreased two basis points from the prior year quarter, to 1.36%, and the average balance would have increased $155.5 million due primarily to growth in the deposit portfolio, largely the checking and retail certificates of deposit portfolios. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2015	2014	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB borrowings	$17,072	$14,826	$2,246	15.1%
Deposits	8,377	8,124	253	3.1
Repurchase agreements	1,712	2,773	(1,061)	(38.3)
Total interest expense	$27,161	$25,723	$1,438	5.6

The increase in interest expense on FHLB borrowings was due primarily to a $2.07 billion increase in the average balance on the FHLB line of credit as a result of the daily leverage strategy, as well as to an increase in the average balance of FHLB advances. The increase in the average balance of FHLB advances was due primarily to a maturing $100.0 million repurchase agreement being replaced with a FHLB advance.

Provision for Credit Losses
The Bank recorded a provision for credit losses during the current quarter of $323 thousand compared to a provision for credit losses during the prior year quarter of $307 thousand. The $323 thousand provision for credit losses in the current quarter takes into account net charge-offs of $128 thousand and loan growth. See "Financial Condition - Asset Quality" for additional information related to ACL activity.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2015	2014	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$3,798	$3,792	$6	0.2%
Insurance commissions	537	827	(290)	(35.1)
Loan fees	340	367	(27)	(7.4)
BOLI	251	333	(82)	(24.6)
Other non-interest income	219	300	(81)	(27.0)
Total non-interest income	$5,145	$5,619	$(474)	(8.4)

The decrease in insurance commissions was due largely to the receipt of annual commissions from certain insurance providers during the prior year quarter.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2015	2014	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$11,038	$10,929	$109	1.0%
Information technology and communications	2,573	2,373	200	8.4
Occupancy, net	2,557	2,479	78	3.1
Federal insurance premium	1,342	1,078	264	24.5
Deposit and loan transaction costs	1,435	1,326	109	8.2
Regulatory and outside services	1,365	1,437	(72)	(5.0)
Low income housing partnerships	492	547	(55)	(10.1)
Advertising and promotional	1,069	942	127	13.5
Other non-interest expense	1,235	1,269	(34)	(2.7)
Total non-interest expense	$23,106	$22,380	$726	3.2

The increase in information technology and communications expense was primarily related to continued upgrades to our information technology infrastructure. The increase in federal insurance premium was due primarily to the daily leverage strategy.

The Company's efficiency ratio was 44.30% for the current quarter compared to 43.19% for the prior year quarter. The change in the efficiency ratio was due primarily to an increase in non-interest expense.

Income Tax Expense
Income tax expense was $9.1 million for the current quarter and the prior year quarter. The effective tax rate for the current quarter was 31.8% compared to 31.4% for the prior year quarter.

Average Balance Sheet
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

	For the Three Months Ended
	June 30, 2015			June 30, 2014
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$6,422,240	$58,922	3.67%	$6,095,618	$57,474	3.77%
MBS(2)	1,602,047	8,849	2.21	1,946,653	11,206	2.30
Investment securities(2)(3)	636,368	1,914	1.20	610,101	1,739	1.14
FHLB stock	209,890	3,132	5.98	118,095	1,452	4.93
Cash and cash equivalents	2,141,864	1,357	0.25	81,393	50	0.25
Total interest-earning assets(1)(2)	11,012,409	74,174	2.69	8,851,860	71,921	3.25
Other noninterest-earning assets	229,657			216,959
Total assets	$11,242,066			$9,068,819

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$751,078	70	0.04	$691,454	66	0.04
Savings	311,504	115	0.15	296,424	92	0.13
Money market	1,146,468	665	0.23	1,133,901	653	0.23
Retail certificates	2,283,125	7,158	1.26	2,229,439	6,784	1.22
Wholesale certificates	309,765	369	0.48	300,557	529	0.71
Total deposits	4,801,940	8,377	0.70	4,651,775	8,124	0.70
FHLB advances(4)	2,572,293	15,718	2.45	2,459,911	14,822	2.42
FHLB line of credit	2,076,924	1,354	0.26	7,043	4	0.23
FHLB borrowings	4,649,217	17,072	1.47	2,466,954	14,826	2.41
Repurchase agreements	220,000	1,712	3.08	320,000	2,773	3.43
Total borrowings	4,869,217	18,784	1.54	2,786,954	17,599	2.53
Total interest-bearing liabilities	9,671,157	27,161	1.12	7,438,729	25,723	1.38
Other noninterest-bearing liabilities	89,052			93,984
Stockholders' equity	1,481,857			1,536,106
Total liabilities and stockholders' equity	$11,242,066			$9,068,819

					(Continued)

	For the Three Months Ended
	June 30, 2015			June 30, 2014
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
	(Dollars in thousands)

Net interest income(5)		$47,013			$46,198
Net interest rate spread(6)			1.57%			1.87%
Net interest-earning assets	$1,341,252			$1,413,131
Net interest margin(7)			1.71			2.09
Ratio of interest-earning assets
to interest-bearing liabilities			1.14x			1.19x

Selected performance ratios:
Return on average assets (annualized)			0.70%			0.88%
Return on average equity (annualized)			5.29			5.20
Average equity to average assets			13.18			16.94
Operating expense ratio(8)			0.82			0.99
Efficiency ratio(9)			44.30			43.19
Pre-tax yield on daily leverage strategy(10)			0.20			n/a

					(Concluded)

(1)
Calculated net of unearned loan fees, deferred costs, and undisbursed loan funds. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)
The average balance of investment securities includes an average balance of nontaxable securities of $37.9 million and $37.1 million for the quarters ended June 30, 2015 and June 30, 2014, respectively.

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

(7)
Net interest margin represents net interest income as a percentage of average interest-earning assets. Excluding the effects of the daily leverage strategy, the net interest margin would have been 2.05% for the quarter ended June 30, 2015.

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

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended June 30, 2015 to the three months ended June 30, 2014. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended June 30,
	2015 vs. 2014
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$2,982	$(1,534)	$1,448
MBS	(1,918)	(439)	(2,357)
Investment securities	77	98	175
FHLB stock	1,317	363	1,680
Cash equivalents	1,307	—	1,307
Total interest-earning assets	3,765	(1,512)	2,253

Interest-bearing liabilities:
Checking	6	(1)	5
Savings	5	17	22
Money market	7	5	12
Certificates of deposit	182	32	214
FHLB borrowings	1,958	288	2,246
Repurchase agreements	(800)	(261)	(1,061)
Total interest-bearing liabilities	1,358	80	1,438

Net change in net interest and dividend income	$2,407	$(1,592)	$815

Comparison of Operating Results for the Three Months Ended June 30, 2015 and March 31, 2015

Net income increased $368 thousand, or 1.9%, from the quarter ended March 31, 2015 to $19.6 million for the quarter ended June 30, 2015, due primarily to a decrease in income tax expense resulting largely from a decrease in the effective income tax rate. Net income attributable to the daily leverage strategy was $699 thousand during the current quarter.

Net interest income increased $234 thousand, or 0.5%, from the prior quarter to $47.0 million for the current quarter. The increase was due primarily to an increase in total interest and dividend income resulting largely from an increase in interest income on loans receivable and investment securities, partially offset by a decrease in interest income on mortgage-backed securities ("MBS"). The net interest margin for the current quarter held steady from the prior quarter at 1.71%. Excluding the effects of the daily leverage strategy, the net interest margin would have been 2.05% for the current quarter, compared to 2.04% for the prior quarter.

Interest and Dividend Income
The weighted average yield on total interest-earning assets for the current quarter decreased one basis point from the prior quarter, to 2.69%, while the average balance of interest-earning assets increased $52.6 million between the two periods. Absent the impact of the daily leverage strategy, the weighted average yield on total interest-earnings assets would have decreased one basis point from the prior quarter, to 3.20%, while the average balance would have increased $37.9 million. The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2015	2015	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$58,922	$58,198	$724	1.2%
MBS	8,849	9,537	(688)	(7.2)
Investment securities	1,914	1,673	241	14.4
FHLB stock	3,132	3,076	56	1.8
Cash and cash equivalents	1,357	1,393	(36)	(2.6)
Total interest and dividend income	$74,174	$73,877	$297	0.4

The increase in interest income on loans receivable was due to a $108.9 million increase in the average balance of the portfolio, partially offset by a two basis point decrease in the weighted average yield on the portfolio, to 3.67% for the current quarter. Net premium/deferred cost amortization of $184 thousand during the current quarter decreased the average yield on the portfolio by one basis point. During the prior quarter, $331 thousand of net premiums/deferred costs were amortized, which decreased the average yield on the portfolio by two basis points.

The decrease in interest income on MBS was due to a $72.9 million decrease in the average balance of the portfolio, as well as to a seven basis point decrease in the weighted average yield on the portfolio. Cash flows not reinvested in the portfolio were used primarily to fund loan growth. During the current quarter, $1.4 million of net premiums were amortized, which decreased the weighted average yield on the portfolio by 35 basis points. During the prior quarter, $1.3 million of net premiums were amortized, which decreased the weighted average yield on the portfolio by 30 basis points. The increase in interest income on investment securities was due primarily to a $75.9 million increase in the average balance of the portfolio as a portion of cash, held in excess of the daily leverage strategy, was invested into the portfolio during the current quarter.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities decreased two basis points from the prior quarter, to 1.12%, due mainly to a decrease in the weighted average rate paid on FHLB advances, while the average balance of interest-bearing liabilities increased $59.1 million between the two periods. Absent the impact of the daily leverage strategy, the weighted average rate paid on total interest-bearing liabilities would have decreased three basis points from the prior quarter, to 1.36%, while the average balance would have increased $44.4 million. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2015	2015	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB borrowings	$17,072	$17,198	$(126)	(0.7)%
Deposits	8,377	8,207	170	2.1
Repurchase agreements	1,712	1,693	19	1.1
Total interest expense	$27,161	$27,098	$63	0.2

The decrease in interest expense on FHLB borrowings was due to a six basis points decrease in the weighted average rate paid on FHLB advances during the current quarter, to 2.45%. This decrease was due primarily to a full quarter impact of the renewal of a maturing advance during the prior quarter at a lower rate, as well as to the renewal of another maturing advance in the current quarter at a lower rate.

The increase in interest expense on deposits was due primarily to an increase in the average balance and rate paid on our retail certificate of deposit portfolio. The average balance of our retail certificate of deposit portfolio increased $37.0 million and the weighted average rate paid increased two basis points, to 1.26%, during the current quarter.

Provision for Credit Losses
The Bank recorded a provision for credit losses during the current quarter of $323 thousand compared to a provision for credit losses during the prior quarter of $275 thousand. The $323 thousand provision for credit losses in the current quarter takes into account net charge-offs of $128 thousand and loan growth. See "Financial Condition - Asset Quality" for additional information related to ACL activity.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2015	2015	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$3,798	$3,471	$327	9.4%
Insurance commissions	537	973	(436)	(44.8)
Loan fees	340	357	(17)	(4.8)
BOLI	251	252	(1)	(0.4)
Other non-interest income	219	224	(5)	(2.2)
Total non-interest income	$5,145	$5,277	$(132)	(2.5)

The increase in retail fees and charges was due primarily to an increase in debit card income, due in part to seasonality, and an increase in service charges earned. The decrease in insurance commissions was due largely to the receipt of annual commissions from certain insurance providers during the prior quarter.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2015	2015	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$11,038	$10,412	$626	6.0%
Information technology and communications	2,573	2,585	(12)	(0.5)
Occupancy, net	2,557	2,461	96	3.9
Federal insurance premium	1,342	1,468	(126)	(8.6)
Deposit and loan transaction costs	1,435	1,256	179	14.3
Regulatory and outside services	1,365	1,206	159	13.2
Low income housing partnerships	492	1,366	(874)	(64.0)
Advertising and promotional	1,069	749	320	42.7
Other non-interest expense	1,235	1,356	(121)	(8.9)
Total non-interest expense	$23,106	$22,859	$247	1.1

The increase in salaries and employee benefits expense was due primarily to compensation expense on unallocated ESOP shares related to the $0.25 per share True Blue Capitol dividend paid in June 2015. Similar to the current quarter, this dividend will result in $476 thousand of ESOP compensation expense in the fourth quarter of fiscal year 2015. The decrease in low income housing partnerships expense was due primarily to the prior quarter including impairments, as well as to a decrease in amortization expense in the current quarter. The decrease in amortization expense included an adjustment to the prior quarter estimate of amortization expense, as well as to the current quarter estimate based on prior quarter activity. The increase in advertising and promotional expense was due primarily to the timing of media campaigns and sponsorships.

The Company's efficiency ratio was 44.30% for the current quarter compared to 43.91% for the prior quarter. The change in the efficiency ratio was due primarily to an increase in non-interest expense.

Income Tax Expense
Income tax expense was $9.1 million for the current quarter compared to $9.7 million for the prior quarter. The decrease between periods was due primarily to a decrease in the effective income tax rate, from 33.5% for the prior quarter, to 31.8% for the current quarter. The decrease in the effective income tax rate between periods was largely a result of reducing income tax expense to account for the impact of a lower effective tax rate year-to-date, primarily a result of higher deductible expenses associated with dividends paid on ESOP shares due to the True Blue Capitol dividend paid in June 2015.

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

	For the Three Months Ended
	June 30, 2015			March 31, 2015
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$6,422,240	$58,922	3.67%	$6,313,311	$58,198	3.69%
MBS(2)	1,602,047	8,849	2.21	1,674,986	9,537	2.28
Investment securities(2)(3)	636,368	1,914	1.20	560,434	1,673	1.19
FHLB stock	209,890	3,132	5.98	208,770	3,076	5.98
Cash and cash equivalents	2,141,864	1,357	0.25	2,202,290	1,393	0.25
Total interest-earning assets(1)(2)	11,012,409	74,174	2.69	10,959,791	73,877	2.70
Other noninterest-earning assets	229,657			233,237
Total assets	$11,242,066			$11,193,028

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$751,078	70	0.04	$724,637	67	0.04
Savings	311,504	115	0.15	305,182	115	0.15
Money market	1,146,468	665	0.23	1,153,612	664	0.23
Retail certificates	2,283,125	7,158	1.26	2,246,166	6,862	1.24
Wholesale certificates	309,765	369	0.48	328,910	499	0.61
Total deposits	4,801,940	8,377	0.70	4,758,507	8,207	0.70
FHLB advances(4)	2,572,293	15,718	2.45	2,571,309	15,900	2.51
FHLB line of credit	2,076,924	1,354	0.26	2,062,222	1,298	0.25
FHLB borrowings	4,649,217	17,072	1.47	4,633,531	17,198	1.50
Repurchase agreements	220,000	1,712	3.08	220,000	1,693	3.08
Total borrowings	4,869,217	18,784	1.54	4,853,531	18,891	1.58
Total interest-bearing liabilities	9,671,157	27,161	1.12	9,612,038	27,098	1.14
Other noninterest-bearing liabilities	89,052			105,621
Stockholders' equity	1,481,857			1,475,369
Total liabilities and stockholders' equity	$11,242,066			$11,193,028

					(Continued)

	For the Three Months Ended
	June 30, 2015			March 31, 2015
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
	(Dollars in thousands)

Net interest income(5)		$47,013			$46,779
Net interest rate spread(6)			1.57%			1.56%
Net interest-earning assets	$1,341,252			$1,347,753
Net interest margin(7)			1.71			1.71
Ratio of interest-earning assets
to interest-bearing liabilities			1.14x			1.14x

Selected performance ratios:
Return on average assets (annualized)			0.70%			0.69%
Return on average equity (annualized)			5.29			5.21
Average equity to average assets			13.18			13.18
Operating expense ratio(8)			0.82			0.82
Efficiency ratio(9)			44.30			43.91
Pre-tax yield on daily leverage strategy(10)			0.20			0.20

					(Concluded)

(1)
Calculated net of unearned loan fees, deferred costs, and undisbursed loan funds. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)
The average balance of investment securities includes an average balance of nontaxable securities of $37.9 million and $35.1 million for the quarters ended June 30, 2015 and March 31, 2015, respectively.

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

(7)
Net interest margin represents net interest income as a percentage of average interest-earning assets. Excluding the effects of the daily leverage strategy, the net interest margin would have been 2.05% and 2.04% for the quarters ended June 30, 2015 and March 31, 2015, respectively.

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

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended June 30, 2015 to the three months ended March 31, 2015. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous quarter's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous quarter. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended
	June 30, 2015 vs. March 31, 2015
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$998	$(274)	$724
MBS	(408)	(280)	(688)
Investment securities	228	13	241
FHLB stock	44	12	56
Cash and cash equivalents	(27)	(9)	(36)
Total interest-earning assets	835	(538)	297

Interest-bearing liabilities:
Checking	3	—	3
Savings	3	(3)	—
Money market	1	—	1
Certificates of deposit	101	65	166
FHLB borrowings	9	(135)	(126)
Repurchase agreements	10	9	19
Total interest-bearing liabilities	127	(64)	63

Net change in net interest and dividend income	$708	$(474)	$234

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

We generally intend to manage cash reserves sufficient to meet short-term liquidity needs, which are routinely forecasted for 10, 30, and 365 days. Additionally, on a monthly basis, we perform a liquidity stress test in accordance with the Interagency Policy Statement on Funding and Liquidity Risk Management. The liquidity stress test incorporates both short-term and long-term liquidity scenarios in order to identify and to quantify liquidity risk. Management also continuously monitors key liquidity statistics related to items such as wholesale funding gaps, borrowings capacity, and available unpledged collateral, as well as various liquidity ratios.

In the event short-term liquidity needs exceed available cash, the Bank has access to a line of credit at the FHLB and the Federal Reserve Bank discount window. When the daily leverage strategy is in place, the Bank maintains the resulting excess cash reserves from the borrowings on the FHLB line of credit at the Federal Reserve Bank, which can be used to meet any short-term liquidity needs. Per the FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of total Bank assets, as reported on the Bank's Call Report to the Office of the Comptroller of the Currency ("OCC"), without pre-approval from the FHLB president. In July 2014, the president of the FHLB approved an increase in the Bank's borrowing limit to 55% of total assets for one year in conjunction with the implementation of the daily leverage strategy. In July 2015, the president of the FHLB approved the increase in the Bank's borrowings limit to 55% of total assets through July 2016. The amount that can be borrowed from the Federal Reserve Bank discount window is based upon the fair value of securities pledged as collateral and certain other characteristics of those securities, and is used only when other sources of short-term liquidity are unavailable. Management tests the Bank's access to the Federal Reserve Bank discount window annually with a nominal, overnight borrowing.

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

The amount of FHLB advances outstanding at June 30, 2015 was $2.58 billion, of which $475.0 million was scheduled to mature in the next 12 months. All FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with the FHLB along with certain securities. The Bank pledged securities with an estimated fair value of $232.6 million as collateral for FHLB borrowings at June 30, 2015. At June 30, 2015, the Bank's ratio of the par value of FHLB borrowings to total assets, as reported to the OCC, was 28%. When the full daily leverage strategy is in place, FHLB borrowings are in excess of 40% of the Bank's total assets, and are expected to be in excess of 40% as long as the Bank continues its daily leverage strategy and the FHLB president continues to approve the Bank's borrowing limit being in excess of 40% of total Bank assets. All or a portion of the borrowings against the FHLB line of credit in conjunction with the daily leverage strategy could be repaid at any point in time while the strategy is in effect, if necessary.

At June 30, 2015, the Bank had repurchase agreements of $220.0 million, or approximately 2% of total assets, of which $20.0 million was scheduled to mature in the next 12 months. The Bank may enter into additional repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to a total borrowings limit of 55% as discussed below. The Bank had pledged securities with an estimated fair value of $246.7 million as collateral for repurchase agreements as of June 30, 2015. The securities pledged for the repurchase agreements will be delivered back to the Bank when the repurchase agreements mature.

The Bank's internal policy limits total borrowings to 55% of total assets. At June 30, 2015, the Bank had term borrowings, at par, of $2.80 billion, or approximately 31% of total assets. Additionally, the Bank could utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At June 30, 2015, the Bank had $1.27 billion of securities that were eligible but unused as collateral for borrowing or other liquidity needs.

The Bank has access to and utilizes other sources of funds for liquidity purposes, such as brokered and public unit deposits. As of June 30, 2015, the Bank's policy allowed for combined brokered and public unit deposits up to 15% of total deposits. At June 30, 2015, the Bank had $320.4 million of public unit deposits, or approximately 7% of total deposits. There were no brokered deposits at June 30, 2015. Management continuously monitors the wholesale deposit market for opportunities to obtain funds at attractive rates. The Bank had pledged securities with an estimated fair value of $348.0 million as collateral for public unit deposits at June 30, 2015. The securities pledged as collateral for public unit deposits are held under joint custody by the FHLB and generally will be released upon deposit maturity.

As of June 30, 2015, $1.19 billion of the Bank's $2.61 billion of certificates of deposit was scheduled to mature within one year. Included in the $1.19 billion was $258.3 million of public unit deposits. Based on our deposit retention experience and our current pricing strategy, we anticipate that a majority of the maturing retail certificates of deposit will renew or transfer to other deposit products at the prevailing rate, although no assurance can be given in this regard.  We also anticipate that a majority of the maturing public unit deposits will be replaced with similar wholesale funding products.

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

At June 30, 2015, cash and cash equivalents totaled $46.7 million, a decrease of $764.2 million from September 30, 2014. The decrease was due mainly to the removal of the entire daily leverage strategy at June 30, 2015, compared to having $800.0 million of the daily leverage strategy in place at September 30, 2014. This decrease was partially offset by an increase in the balance of operating cash at June 30, 2015 compared to September 30, 2014 as the balance of operating cash at September 30, 2014 was lower than the normal range. The full daily leverage strategy was reinstated on July 1, 2015.

During the nine months ended June 30, 2015, loan originations and purchases, net of principal repayments and related loan activity, resulted in cash outflows of $268.8 million. Cash flows from the security portfolio and the retail deposit portfolio were used to fund loan growth during the fiscal year. During the nine months ended June 30, 2015, net security portfolio cash inflows were $184.6 million and net retail deposit inflows were $157.9 million.

During the nine months ended June 30, 2015, the Bank purchased $146.7 million of FHLB stock and redeemed $202.9 million. The FHLB stock activity was due primarily to the daily leverage strategy.

At June 30, 2015, Capitol Federal Financial, Inc., at the holding company level, had $105.7 million on deposit at the Bank. During the nine months ended June 30, 2015, the Company paid $102.8 million in cash dividends and repurchased 2,279,472 shares at a total cost of $27.4 million. See additional discussion regarding dividends and stock repurchases in "Financial Condition - Stockholders' Equity."

As of June 30, 2015, the Bank had $9.7 million of agreements outstanding in connection with the remodeling of the Bank's Kansas City market area operations center.  The project scope includes replacement of all mechanical and electrical systems, interior finishes, and exterior building components.  The completed project will result in a more energy efficient building, which is expected to lower our utility and maintenance expenses.  There may be additional agreements and expenses related to the project through early fiscal year 2017, which is when the project is expected to be completed.  Costs related to the project will be capitalized and depreciated according to the estimated useful life of the assets as they are placed in service.

The following table presents the contractual maturities of our loan, MBS, and investment securities portfolios at June 30, 2015, along with associated weighted average yields. Loans and securities which have adjustable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses. As of June 30, 2015, the amortized cost of investment securities in our portfolio which are callable or have pre-refunding dates within one year was $404.5 million.

	Loans(1)		MBS		Investment Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Amounts due:
Within one year	$75,705	3.92%	$78	5.47%	$3,135	2.50%	$78,918	3.86%

After one year:
Over one to two years	59,454	3.59	111	5.55	32,134	1.50	91,699	2.86
Over two to three years	21,124	4.96	3,242	3.92	403,006	1.10	427,372	1.31
Over three to five years	53,130	4.71	53,907	4.51	190,315	1.24	297,352	2.45
Over five to ten years	391,104	4.00	436,196	1.94	10,878	1.62	838,178	2.90
Over ten to fifteen years	1,466,483	3.35	627,362	2.22	—	—	2,093,845	3.01
After fifteen years	4,480,702	3.71	444,288	2.29	2,064	1.54	4,927,054	3.58
Total due after one year	6,471,997	3.65	1,565,106	2.25	638,397	1.17	8,675,500	3.22

	$6,547,702	3.66	$1,565,184	2.25	$641,532	1.18	$8,754,418	3.22

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

The Company paid cash dividends of $102.8 million during the nine months ended June 30, 2015. Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company level.

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

The maximum balance of short-term FHLB borrowings outstanding at any month-end during the nine months ended June 30, 2015 was $2.70 billion, and the average balance of short-term FHLB borrowings outstanding during this period was $2.56 billion at a weighted average contractual rate of 0.63%. The majority of the short-term FHLB borrowings amount related to borrowings on the FHLB line of credit in conjunction with the daily leverage strategy. This compares to a balance of short-term FHLB borrowings outstanding at June 30, 2015 of $475.0 million at a weighted average contractual rate of 2.60%.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company's consolidated financial statements for the quarter ended June 30, 2015, or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well-capitalized" status for the Bank and Company in accordance with regulatory standards. As of June 30, 2015, the Company and Bank exceeded all regulatory capital requirements. The following table presents the regulatory capital ratios of the Bank and the Company at June 30, 2015.

			Regulatory
			Requirement For
	Bank	Company	"Well-Capitalized"
	Ratios	Ratios	Status
Tier 1 leverage ratio(1)	11.3%	12.6%	5.0%
Common equity tier 1 capital ratio(2)	30.8	34.5	6.5
Tier 1 capital ratio(2)	30.8	34.5	8.0
Total capital ratio(2)	31.0	34.7	10.0

(1)
In prior periods, the Bank ratio was calculated using total assets at quarter end in the denominator in accordance with regulatory capital rules at that point in time. The ratio is now calculated using current quarter average assets in the denominator in accordance with current regulatory capital rules.

(2)	These ratios are calculated using risk weighted assets in the denominator.

The following table presents a reconciliation of equity under GAAP to regulatory capital amounts, as of June 30, 2015, for the Bank and the Company (dollars in thousands):

	Bank	Company
Total equity as reported under GAAP	$1,274,129	$1,426,723
Unrealized gains on AFS securities	(8,227)	(8,227)
Total tier 1 capital	1,265,902	1,418,496
ACL	9,601	9,601
Total capital	$1,275,503	$1,428,097

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

For each date presented in the following table, the estimated percentage change in the Bank's net interest income based on the indicated instantaneous, parallel, and permanent change in interest rates is presented. The percentage change in each interest rate environment represents the difference between estimated net interest income in the 0 basis point interest rate environment ("base case," assumes the forward market and product interest rates implied by the yield curve are realized) and the estimated net interest income in each alternative interest rate environment (assumes market and product interest rates have a parallel shift in rates across all maturities by the indicated change in rates). At all dates presented, the three-month Treasury bill yield was less than one percent, so the -100 basis points scenario was not applicable. Estimations of net interest income used in preparing the table below were based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change materially and that any repricing of assets or liabilities occurs at anticipated product and market rates for the alternative rate environments as of the dates presented. The estimation of net interest income does not include any projected gains or losses related to the sale of loans or securities, or income derived from non-interest income sources, but does include the use of different prepayment assumptions in the alternative interest rate environments. It is important to consider that estimated changes in net interest income are for a cumulative four-quarter period. These do not reflect the earnings expectations of management.

Change	Percentage Change in Net Interest Income
(in Basis Points)	At
in Interest Rates(1)	June 30, 2015	March 31, 2015	September 30, 2014
-100 bp	N/A	N/A	N/A
000 bp	—	—	—
+100 bp	(1.47)%	(0.27)%	(2.32)%
+200 bp	(3.47)	(1.86)	(5.54)
+300 bp	(6.45)	(4.84)	(9.67)

(1)	Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The projected percentage change in net interest income was impacted to a greater degree in the increasing interest rate scenarios at June 30, 2015 compared to March 31, 2015 primarily as a result of a decrease in the amount of assets projected to reprice in the base case at June 30, 2015 compared to the prior quarter. This resulted in a decrease in the positive gap position between the two periods and, therefore, it is expected that assets will reprice higher at a slower pace in a rising interest rate environment at June 30, 2015 compared to March 31, 2015. Conversely, interest rates were lower at June 30, 2015 than at September 30, 2014 and, as a result, it is expected that assets will reprice higher at a faster pace in a rising interest rate environment at June 30, 2015 compared to September 30, 2015. The Bank was in a positive gap position at June 30, 2015 compared to a negative gap position at September 30, 2014. The positive gap at June 30, 2015 was a result of lower interest rates, which increased projected cash flows for the Bank's callable agency debentures and mortgage-related assets due to higher expected option calls and mortgage prepayment projections. The higher amount of projected asset cash flows resulted in a less adverse impact to net interest income in the rising rate scenarios for June 30, 2015 compared to September 30, 2014. See the gap table below for additional information.

Net interest income is projected to decrease in a rising interest rate environment at June 30, 2015, despite the positive gap position, due to a projected reduction in cash flows from the Bank's mortgage-related assets and callable agency debentures as interest rates rise. In all of the scenarios presented, cash flows from the Bank's assets decrease to such a level that the Bank's liabilities are projected to reprice to higher interest rates at a faster pace than the Bank's assets.

The following table sets forth the estimated percentage change in the MVPE for each date presented based on the indicated instantaneous, parallel, and permanent change in interest rates. The estimated MVPE results from the valuation of cash flows from financial assets and liabilities over the anticipated lives of each for each interest rate environment. The percentage change in each interest rate environment represents the difference between the MVPE in the base case (assumes the forward market interest rates implied by the yield curve are realized) and the MVPE in each alternative interest rate environment (assumes market interest rates have a parallel shift in rates). At all dates presented, the three-month Treasury bill yield was less than one percent, so the -100 basis points scenario was not applicable. The estimations of the MVPE used in preparing the table below were based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change, that any repricing of assets or liabilities occurs at current product or market rates for the alternative rate environments as of the dates presented, and that different prepayment rates were used in each alternative interest rate environment.

Change	Percentage Change in MVPE
(in Basis Points)	At
in Interest Rates(1)	June 30, 2015	March 31, 2015	September 30, 2014
-100 bp	N/A	N/A	N/A
000 bp	—	—	—
+100 bp	(8.90)%	(5.98)%	(9.51)%
+200 bp	(19.89)	(14.90)	(21.00)
+300 bp	(31.44)	(24.96)	(32.96)

(1)	Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

Changes in the estimated market values of our financial assets and liabilities drive changes in estimates of MVPE. The market value of an asset or liability reflects the present value of all the projected cash flows over its remaining life, discounted at current market interest rates. As interest rates rise, the market value for both financial assets and liabilities generally decrease. The opposite is generally true as interest rates fall. The MVPE represents the theoretical market value of capital that is calculated by netting the market value of assets, liabilities, and off-balance sheet instruments. If the market values of financial assets increase at a faster pace than the market values of financial liabilities, or if the market values of financial liabilities decrease at a faster pace than the market values of financial assets, the MVPE will increase. The magnitude of the changes in the Bank's MVPE represents the Bank's interest rate risk. The market value of shorter term-to-maturity financial instruments is less sensitive to changes in interest rates than are longer term-to-maturity financial instruments. Because of this, the market values of our certificates of deposit (which generally have relatively shorter average lives) tend to display less sensitivity to changes in interest rates than do our mortgage-related assets (which generally have relatively longer average lives). The average life expected on our mortgage-related assets varies under different interest rate environments because borrowers have the ability to prepay their mortgage loans. Therefore, as interest rates decrease, the WAL of mortgage-related assets decrease as well. As interest rates increase, the WAL is expected to increase, as is the sensitivity of these assets in higher rate environments.

The percentage change in the Bank's MVPE was adversely impacted in rising interest rate scenarios for all periods presented due primarily to the Bank's mortgage-related assets and callable investment securities. As interest rates increase, repayments on mortgage-related assets will likely only be realized through changes in borrowers' lives such as divorce, death, job-related relocations, or other life changing events, resulting in an increase in the average life of mortgage-related assets. Similarly, call projections for the Bank's callable agency debentures decrease as interest rates rise, which results in their cash flows moving towards their contractual maturity dates. The greater expected average lives of these assets, relative to the assumptions in the base case interest rate environment, increased the sensitivity of their market value to changes in interest rates. As a result, the market value of the Bank's financial assets decreased more than the decrease in the market value of its financial liabilities, which resulted in a decrease in the MVPE in all of the rising interest rate environments presented. The percentage change in the Bank's MVPE at June 30, 2015 was more adversely impacted in the increasing interest rate scenarios than at March 31, 2015, and less adversely impacted in the increasing interest rate scenarios than at September 30, 2014. Long-term interest rates were higher at June 30, 2015 compared to March 31, 2015 which resulted in greater weighted average lives for these assets in the base case, thereby increasing the sensitivity of their market values as interest rates increase. Interest rates at September 30, 2014 were higher than at both March 31, 2015 and June 30, 2015, and, as a result, these assets had greater average lives at September 30, 2014 and had a greater sensitivity to rising interest rates.

The following gap table summarizes the anticipated maturities or repricing periods of the Bank's interest-earning assets and interest-bearing liabilities as of June 30, 2015 based on the information and assumptions set forth in the notes below. Cash flow projections for mortgage-related assets are calculated based on current interest rates. Prepayment projections are subjective in nature, involve uncertainties and assumptions and, therefore, cannot be determined with a high degree of accuracy. Although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates. Assumptions may not reflect how actual yields and costs respond to market interest rate changes. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the gap table below. For additional information regarding the impact of changes in interest rates, see the preceding Percentage Change in Net Interest Income and Percentage Change in MVPE discussions and tables.

	Within	Three to	More Than	More Than
	Three	Twelve	One Year to	Three Years	Over
	Months	Months	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable:(1)
Mortgage loans:
Fixed-rate	$271,432	$640,836	$1,215,228	$811,167	$2,238,439	$5,177,102
Adjustable-rate	110,133	580,162	364,318	119,505	52,576	1,226,694
Other loans	111,347	7,639	6,950	2,088	1,599	129,623
Investment securities(2)	93,961	3,405	424,833	109,695	10,338	642,232
MBS(3)	206,105	443,046	392,591	241,139	268,376	1,551,257
Other interest-earning assets	37,676	—	—	—	—	37,676
Total interest-earning assets	830,654	1,675,088	2,403,920	1,283,594	2,571,328	8,764,584

Interest-bearing liabilities:
Deposits:
Checking(4)	153,671	48,985	115,379	91,270	338,250	747,555
Savings(4)	66,496	16,337	37,670	29,217	161,938	311,658
Money market(4)	224,159	143,340	262,928	155,710	468,093	1,254,230
Certificates	441,727	749,826	976,279	436,989	664	2,605,485
Borrowings(5)	20,000	475,000	900,000	550,000	896,140	2,841,140
Total interest-bearing liabilities	906,053	1,433,488	2,292,256	1,263,186	1,865,085	7,760,068

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(75,399)	$241,600	$111,664	$20,408	$706,243	$1,004,516

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities	$(75,399)	$166,201	$277,865	$298,273	$1,004,516

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities as a
percent of total Bank assets at
June 30, 2015	(0.83)%	1.82%	3.04%	3.27%	11.00%
March 31, 2015	0.24	4.62	5.35	7.89	10.62
September 30, 2014	(3.65)	(0.82)	(4.14)	0.69	10.31

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

(2)	Based on contractual maturities, term to call dates or pre-refunding dates as of June 30, 2015, at amortized cost.

(3)	Reflects projected prepayments of MBS, at amortized cost.

(4)
Although the Bank's checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts is based on assumptions developed from our actual experiences with these accounts. If all of the Bank's checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $1.49 billion, for a cumulative one-year gap of -16.4% of total assets.

(5)	Borrowings exclude deferred prepayment penalty costs and deferred gains on interest rate swap agreements previously terminated.

The decrease in the one-year gap amount at June 30, 2015 compared to March 31, 2015 was due primarily to higher interest rates at June 30, 2015. This resulted in a decrease in prepayment projections on the Bank's mortgage loan and MBS portfolios, as well as a decrease in the amount of investment securities projected to be called, resulting in a decrease in the amount of assets expected to reprice over the 12-month horizon. Interest rate were higher at September 30, 2014 than at both March 31, 2015 and June 30, 2015. As a result, the Bank had a negative gap position in the base case at September 30, 2014 as asset cash flow projections decreased to such a level that more liabilities were expected to reprice over the 12-month horizon than assets. If interest rates were to increase 200 basis points, as of June 30, 2015, the Bank's one-year gap is projected to be -$271.2 million, or -2.97% of total assets.

The gap position of the Bank has been managed over the past several years in anticipation of higher interest rates. Because of the on-balance sheet strategies implemented over the past several years of lengthening FHLB advances, increasing rates offered on longer-term certificate of deposit products, purchasing shorter term agency debentures, and focusing on the long-term value of the balance sheet through the measurement and management of our MVPE, management believes the Bank is well-positioned to move into a market rate environment where interest rates are higher.

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

	June 30, 2015
	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Investment securities	$641,532	1.18%	2.5	29.1%	7.1%
MBS - fixed	1,125,174	2.26	3.3	51.0	12.5
MBS - adjustable	440,010	2.22	5.3	19.9	4.9
Total investment securities and MBS	2,206,716	1.93	3.4	100.0%	24.5
Loans receivable:
Fixed-rate one- to four-family:
<= 15 years	1,235,124	3.28	4.1	18.9%	13.8
> 15 years	3,790,022	4.04	6.4	57.9	42.3
All other fixed-rate loans	180,424	4.32	3.5	2.7	2.0
Total fixed-rate loans	5,205,570	3.87	5.7	79.5	58.1
Adjustable-rate one- to four-family:
<= 36 months	339,738	1.97	4.1	5.2	3.8
> 36 months	857,934	2.90	3.1	13.1	9.6
All other adjustable-rate loans	144,460	4.38	1.0	2.2	1.6
Total adjustable-rate loans	1,342,132	2.83	3.1	20.5	15.0
Total loans receivable	6,547,702	3.66	5.2	100.0%	73.1
FHLB stock	166,257	5.98	2.4		1.9
Cash and cash equivalents	46,668	0.23	—		0.5
Total interest-earning assets	$8,967,343	3.26	4.7		100.0%

Transaction deposits	$2,207,703	0.16	6.5	45.9%	29.0%
Certificates of deposit	2,605,485	1.15	1.6	54.1	34.2
Total deposits	4,813,188	0.70	3.9	100.0%	63.2
Term borrowings	2,795,000	2.49	3.3		36.8
Total interest-bearing liabilities	$7,608,188	1.35	3.7		100.0%

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of June 30, 2015. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2015, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The following table summarizes our share repurchase activity during the quarter ended June 30, 2015 and additional information regarding our share repurchase program. In November 2012, the Company announced its Board of Directors approved a $175.0 million stock repurchase program. This plan has no expiration date.

				Approximate
	Total		Total Number of	Dollar Value of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
	Purchased	per Share	Announced Plans	Under the Plan
April 1, 2015 through
April 30, 2015	—	$—	—	$42,803,878
May 1, 2015 through
May 31, 2015	672,367	12.04	672,367	34,711,624
June 1, 2015 through
June 30, 2015	1,304,960	12.01	1,304,960	19,043,638
Total	1,977,327	12.02	1,977,327	19,043,638
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: August 4, 2015	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and Chief Executive Officer

Date: August 4, 2015	By:	/s/ Kent G. Townsend
Kent G. Townsend, Executive Vice President,
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Document
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

10.8	Description of Named Executive Officer Salary and Bonus Arrangements filed on November 26, 2014 as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.9	Description of Director Fee Arrangements filed on August 1, 2014 as Exhibit 10.9 to the Registrant's June 30, 2014 Form 10-Q and incorporated herein by reference
10.10	Short Term Performance Plan
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
The following information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed with the Securities and Exchange Commission on August 4, 2015, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at June 30, 2015 and September 30, 2014, (ii) Consolidated Statements of Income for the three and nine months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2015 and 2014, (iv) Consolidated Statement of Stockholders' Equity for the nine months ended June 30, 2015, (v) Consolidated Statements of Cash Flows for the nine months ended June 30, 2015 and 2014, and (vi) Notes to the Unaudited Consolidated Financial Statements