Form 10-K
period 2015-09-30
Capitol Federal Financial Inc
filed 2015-11-25
CIK 1490906

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015
                                                                                 or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of such stock on the NASDAQ Stock Market as of March 31, 2015, was $1.73 billion.
As of November 17, 2015, there were issued and outstanding 137,130,588 shares of the Registrant's common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K - Portions of the proxy statement for the Annual Meeting of Stockholders for the year ended September 30, 2015.

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

These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our future results to differ materially from the plans, objectives, goals, expectations, anticipations, estimates and intentions expressed in the forward-looking statements:

•	our ability to maintain overhead costs at reasonable levels;

•	our ability to originate and purchase a sufficient volume of one- to four-family loans in order to maintain the balance of that portfolio at a level desired by management;

•	our ability to invest funds in wholesale or secondary markets at favorable yields compared to the related funding source;

•	our ability to access cost-effective funding;

•	fluctuations in deposit flows;

•
the future earnings and capital levels of the Bank and the continued non-objection by our primary federal banking regulators, to the extent required, to distribute capital from the Bank to the Company, which could affect the ability of the Company to pay dividends in accordance with its dividend policy;

•
fluctuations in loan demand and/or real estate values, as well as unemployment levels, and the credit risks of lending and investing activities, including changes in the level and direction of loan delinquencies and charge-offs, changes in home values, and changes in estimates of the adequacy of the allowance for credit losses ("ACL"), which may adversely affect our business;

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

We have been, and intend to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We attract retail deposits from the general public and invest those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences. While our primary business is the origination of one- to four-family loans, we also purchase whole one- to four-family loans from correspondent lenders, originate consumer loans primarily secured by mortgages on one- to four-family residences, originate and participate in loans with other lenders that are secured by commercial or multi-family real estate, and invest in certain investment securities and mortgage-backed securities ("MBS") using funding from retail deposits, brokered and public unit deposits, Federal Home Loan Bank Topeka ("FHLB") borrowings, and repurchase agreements. We offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, interest-bearing and noninterest-bearing checking accounts, and certificates of deposit with terms ranging from 91 days to 96 months. Our revenues are derived principally from interest on loans, MBS, investment securities, and FHLB stock.

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

The Bank ranked second in deposit market share, at 7.23%, in the state of Kansas as reported in the June 30, 2015 FDIC "Summary of Deposits - Market Share Report." The first and third ranked institutions had an 8.13% and a 5.29% deposit market share, respectively. Deposit market share is measured by total deposits, without consideration for type of deposit. We do not offer commercial deposit accounts, while many of our competitors have both commercial and retail deposits in their total deposit base. Some of our competitors also offer products and services that we do not, such as trust services and private banking, which may add to their total deposits. Consumers also have the ability to utilize online financial institutions and investment brokerages that are not confined to any specific market area.  Management considers our well-established retail banking network together with our reputation for financial strength and customer service to be major factors in our success at attracting and retaining customers in our market areas.

The Bank consistently has been one of the top one- to four-family lenders with regard to mortgage loan origination volume in the state of Kansas. Through our strong relationships with real estate agents and marketing efforts, which reflect our reputation and pricing, we attract mortgage loan business from walk-in customers, customers that apply online, and existing customers. Competition in originating one- to four-family loans primarily comes from other savings institutions, commercial banks, credit unions, and mortgage bankers. Other savings institutions, commercial banks, credit unions, and finance companies provide vigorous competition in consumer lending.

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

One- to Four-Family Residential Real Estate Lending. The Bank originates and services one- to four-family loans that are not guaranteed or insured by the federal government, and purchases one- to four-family loans, on a loan-by-loan basis, from a select group of correspondent lenders.

Originated loans
While the Bank originates both fixed- and adjustable-rate loans, our origination volume is dependent upon customer demand for loans in our market areas. Demand is affected by the local housing market, competition, and the interest rate environment. During fiscal years 2015 and 2014, the Bank originated and refinanced $697.1 million and $484.3 million of one- to four-family loans, respectively.

Purchased loans
The Bank purchases one- to four-family loans, on a loan-by-loan basis, from a select group of correspondent lenders. Loan purchases enable the Bank to attain geographic diversification in the loan portfolio. At September 30, 2015, the Bank had correspondent lending relationships in 28 states and the District of Columbia. During fiscal years 2015 and 2014, the Bank purchased $651.0 million and $515.5 million, respectively, of one- to four-family loans from correspondent lenders. We generally pay a premium of 0.50% to 1.0% of the loan balance to purchase these loans, and we pay 1.0% of the loan balance to purchase the servicing of these loans.

The Bank has an agreement with a third-party mortgage sub-servicer to provide loan servicing for loans originated by the Bank's correspondent lenders in certain states. The sub-servicer has experience servicing loans in the market areas in which we purchase loans and services the loans according to the Bank's servicing standards, which is intended to allow the Bank greater control over servicing and reporting and help maintain a standard of loan performance.

The Bank has also purchased one- to four-family loans from correspondent and nationwide lenders in bulk loan packages. The last bulk loan package purchased by the Bank was in August 2012. The servicing rights were generally retained by the lender/seller for the loans purchased from nationwide lenders. The servicing with nationwide lenders is governed by a servicing agreement, which outlines collection policies and procedures, as well as oversight requirements, such as servicer certifications attesting to and providing proof of compliance with the servicing agreement.

Underwriting
Full documentation to support an applicant's credit and income, and sufficient funds to cover all applicable fees and reserves at closing, are required on all loans. Generally, loans are underwritten according to the "ability to repay" and "qualified mortgage" standards, as issued by the Consumer Financial Protection Bureau ("CFPB"), with total debt-to-income ratios not exceeding 43% of a borrower's verified income. Information pertaining to the creditworthiness of the borrower generally consists of a summary of the borrower's credit history, employment stability, sources of income, assets, net worth, and debt ratios. The value of the subject property must be supported by an appraisal report prepared in accordance with our appraisal policy by either a staff appraiser or a fee appraiser, both of which are independent of the loan origination function and who are approved by our Board of Directors.

Loans over $500 thousand must be underwritten by two senior underwriters. Any loan over $750 thousand must be approved by our Asset and Liability Management Committee ("ALCO"), and loans over $1.5 million must be approved by our Board of Directors. For loans requiring ALCO and/or Board of Directors' approval, lending management is responsible for presenting to ALCO and/or the Board of Directors information about the creditworthiness of the borrower and the market value of the subject property.

The underwriting standards for loans purchased from correspondent and nationwide lenders are generally similar to the Bank's internal underwriting standards. The underwriting of correspondent loans is performed by the Bank's underwriters. Our standard contractual agreement with the lender/seller includes recourse options for any breach of representation or warranty with respect to the loans purchased. The Bank did not request any lenders/sellers to repurchase loans for breach of representation during fiscal year 2015.

Adjustable-rate loans
Current adjustable-rate one- to four-family loans originated by the Bank generally provide for a specified rate limit or cap on the periodic adjustment to the interest rate, as well as a specified maximum lifetime cap and minimum rate, or floor. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as our cost of funds. Negative amortization of principal is not allowed. For three- and five-year adjustable-rate mortgage ("ARM") loans, borrowers are qualified based on the principal, interest, tax, and insurance payments at the initial interest rate plus the life of loan cap and the initial interest rate plus the first period cap, respectively. For seven-year ARM loans, borrowers are qualified based on the principal, interest, tax, and insurance payments at the initial rate. After the initial three-, five-, or seven-year period, the interest rate resets annually and the new principal and interest payment is based on the new interest rate, remaining unpaid principal balance, and term of the ARM loan. Our ARM loans are not automatically convertible into fixed-rate loans; however, we do allow borrowers to pay an endorsement fee to convert an ARM loan to a fixed-rate loan. ARM loans can pose greater credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower's payment also rises, increasing the potential for default. This specific type of risk is known as repricing risk.

Pricing
Our pricing strategy for first mortgage loan products includes setting interest rates based on secondary market prices and local competitor pricing for our local lending markets, and secondary market prices and national competitor pricing for our correspondent lending markets. ARM loans are offered with a three-year, five-year, or seven-year term to the initial repricing date. After the initial period, the interest rate for each ARM loan adjusts annually for the remainder of the term of the loan. Currently, new originations are tied to London Interbank Offered Rates ("LIBOR"); however, other indices have been used in the past.

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

Loan endorsement program
In an effort to offset the impact of repayments and to retain our customers, existing loan customers, including customers whose loans were purchased from a correspondent lender, have the opportunity, for a cash fee, to endorse their original loan terms to current loan terms being offered. Customers whose loans have been sold to third parties, or have been delinquent on their contractual loan payments during the previous 12 months, or are currently in bankruptcy, are not eligible to participate in this program. The Bank does not solicit customers for this program, but considers it a valuable opportunity to retain customers who, based on our initial underwriting criteria, could likely obtain similar financing elsewhere. During fiscal years 2015 and 2014, the Bank endorsed $121.6 million and $36.4 million of one- to four-family loans, respectively.

Repayment
The Bank's one- to four-family loans are primarily fully amortizing fixed-rate or ARM loans. The contractual maturities for fixed-rate loans can be up to 30 years and the contractual maturities for ARM loans can be up to 30 years; however, there are certain bulk purchased ARM loans that had original contractual maturities of 40 years. Our one- to four-family loans are generally not assumable and do not contain prepayment penalties. A "due on sale" clause, allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the secured property, is generally included in the security instrument.

Loan sales
One- to four-family loans may be sold on a bulk basis for portfolio restructuring or on a flow basis as loans are originated to reduce interest rate risk and/or maintain a certain liquidity position. Loans originated by the Bank are generally eligible for sale in the secondary market. The Bank generally retains the servicing on these loans. ALCO determines the criteria upon which one- to four-family loans are to be originated as held-for-sale or held-for-investment. One- to four-family loans originated as held-for-sale are to be sold in accordance with policies set forth by ALCO. One- to four-family loans originated as held-for-investment are generally not sold unless a specific segment of the portfolio is identified for asset restructuring purposes. The Bank did not sell any one- to four-family loans during fiscal years 2015 or 2014.

Construction Lending. The Bank originates and purchases construction-to-permanent loans primarily secured by one- to four-family residential real estate, as well as by multi-family dwellings and commercial real estate. The underwriting details for multi-family dwelling and commercial real estate are presented in the "Multi-family and Commercial Lending" section below. At September 30, 2015, we had $129.9 million in construction-to-permanent loans outstanding, including undisbursed loan funds of $88.9 million, representing approximately 2% of our total loan portfolio. Of the $129.9 million in construction-to-permanent loans outstanding at September 30, 2015, $75.2 million, or approximately 58%, related to one- to four-family residential real estate.

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

The Bank's one- to four-family construction-to-permanent loan program combines the construction loan and the permanent loan into one loan allowing the borrower to secure the same interest rate throughout the construction period and the permanent loan. The loan products and interest rate offered for the one- to four-family construction-to-permanent loan program are the same as what is offered for non-construction one- to four-family loans. The loan term is longer than the non-construction one- to four-family loans due to consideration for the construction period, which is generally between 12 and 18 months.

Construction draw requests and the supporting documentation are reviewed and approved by authorized management or experienced construction loan personnel. The Bank also performs regular documented inspections of the construction project to ensure the funds are being used for the intended purpose and the project is being completed according to the plans and specifications provided. The Bank charges a 1% fee at closing, based on the loan amount, for these administrative requirements. Interest is not capitalized during the construction period; it is billed and collected monthly based on the amount of funds disbursed. Once the construction period is complete, the payment method is changed from interest-only to an amortized principal and interest payment for the remaining term of the loan.

Consumer Lending. The Bank offers a variety of secured consumer loans, including home equity loans and lines of credit, home improvement loans, auto loans, and loans secured by savings deposits. The Bank also originates a very limited amount of unsecured loans. The Bank does not originate any consumer loans on an indirect basis, such as contracts purchased from retailers of goods or services which have extended credit to their customers. All consumer loans are originated in the Bank's market areas. At September 30, 2015, our consumer loan portfolio totaled $130.0 million, or approximately 2% of our total loan portfolio.

The majority of our consumer loan portfolio is comprised of home equity lines of credit which have interest rates that can adjust monthly based upon changes in the Prime rate, up to a maximum of 18%. For a majority of the home equity lines of credit, the Bank has the first mortgage or the Bank is in the first lien position. Home equity lines of credit may be originated up to 90% of the value of the property securing the loan if no first mortgage exists, or up to 90% of the value of the property securing the loans if taking into consideration an existing first mortgage. Approximately 53%, or $57.2 million, of our home equity lines at September 30, 2015 were originated with a payment requirement of 1.5% of the outstanding loan balance per month, but have no stated term-to-maturity and no repayment period. Repaid principal may be re-advanced at any time, not to exceed the original credit limit of the loan. Approximately 45%, or $48.2 million, of our home equity lines at September 30, 2015 were originated with a 7-year draw period, a 10-year repayment term, and typically a payment requirement of 1.5% of the outstanding loan balance per month during the draw period, with an amortizing payment during the repayment period.  Repaid principal may be re-advanced at any time during the draw period, not to exceed the original credit limit of the loan. We also offer interest-only home equity lines of credit. These loans have a maximum term of 12 months and require monthly payments of accrued interest, and a balloon payment of unpaid principal at maturity. At September 30, 2015, approximately 2%, or $2.0 million, of our home equity lines were interest-only. Closed-end home equity loans, which totaled $18.5 million at September 30, 2015, may be originated up to 95% of the value of the property securing the loans if taking into consideration an existing first mortgage, or the lesser of up to $40 thousand or 25% of the value of the property securing the loan if no first mortgage exists. The term-to-maturity for closed-end home equity loans in the first lien position may be up to 10 years, or may be up to 20 years for loans in the second lien position.  Other consumer loan terms vary according to the type of collateral and the length of the contract. Home equity loans, including lines of credit and closed-end loans, comprised approximately 97% of our consumer loan portfolio, or $125.8 million, at September 30, 2015; of that amount, 85% were adjustable-rate.

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

Consumer loans generally have shorter terms-to-maturity or reprice more frequently, usually without periodic caps, which reduces our exposure to credit risk and changes in interest rates, and usually carry higher rates of interest than do one- to four-family loans. However, consumer loans may entail greater credit risk than do one- to four-family loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as automobiles. Management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

Multi-family and Commercial Lending. At September 30, 2015, the Bank's multi-family and commercial loans, including those that were in the construction period, totaled $165.7 million ($120.8 million net of undisbursed loan funds), or approximately 2% of our total loan portfolio. These loans were originated by the Bank or were in participation with a lead bank, and are secured primarily by multi-family dwellings or commercial real estate. The Bank has expanded, and intends to continue expanding, its commercial real estate and construction loan portfolio through our correspondent lending channel. At September 30, 2015, $136.6 million ($91.7 million net of undisbursed loan funds) of commercial loans were participation loans.

Our multi-family loans are secured by small and medium-sized apartment complexes. At September 30, 2015, our largest multi-family loan had an unpaid principal balance of $5.7 million and was secured by a 40-unit complex in Texas. The average unpaid principal balance per multi-family loan was $1.1 million at September 30, 2015.

Our commercial real estate loans include a variety of property types, including hotels, office and retail buildings, and senior housing facilities located in Kansas, Missouri, Colorado, Arkansas, California and Texas. Our largest commercial real estate loan was $35.2 million at September 30, 2015, but no funds had been disbursed on this loan at September 30, 2015. The loan is secured by a 304-unit hotel to be constructed in Texas. The loan with the largest unpaid principal balance at September 30, 2015 was a loan for $13.3 million which was secured by a 150-unit hotel in Kansas. The average unpaid principal balance per commercial real estate loan was $3.7 million at September 30, 2015.

Multi-family and commercial real estate and construction loans are originated or participated in based on the income producing potential of the property and the financial strength of the borrower and/or guarantors. Generally, for non-construction properties, the historical net operating income, which is the income derived from the operation of the property less all operating expenses, must be at least 1.25 times the required payments related to the outstanding debt (debt service coverage ratio) at the time of origination. For construction projects, the minimum debt service coverage ratio requirement of 1.25 applies to the projected cash flows, and the borrower must have successful experience with the construction and operation of properties similar to the subject property. As part of the underwriting process, the historical or projected cash flows are stressed under various scenarios to measure the viability of the project given adverse conditions.

Generally, LTV ratios are limited to 80% for multi-family and commercial real estate loans, depending on the property type. Appraisals on properties securing these loans are performed by independent state certified fee appraisers. The Bank generally requires at least 15% cash equity from the borrower for land acquisition, land development, and multi-family or commercial real estate construction loans. For non-acquisition, development or construction loans, the equity may be from a combination of cash and the appraised value of the secured property if in excess of the requested loan balance.

The majority of our multi-family loans have amortization terms between 15 and 30 years and maturities ranging from three to 20 years, which generally requires balloon payments of the remaining principal balance. Commercial real estate loans generally have amortization terms of 15 to 25 years and maturities ranging from five to 20 years, which generally requires balloon payments of the remaining principal balance. The Bank has participated in a limited number of short-term loans with a maturity of three years or less. These loans are generally construction-only loans or land development loans that require interest-only payments for the entire term of the loan. The Bank generally requires personal guarantees from the borrowers or the individuals that own the borrowing entity, which cover the entire outstanding debt. Consequently, the loans are fully secured by both a first mortgage on the real estate which serves as collateral and by a full guarantee.

Multi-family and commercial real estate loans have either a fixed or an adjustable interest rate based on prevailing market rates. The interest rate on ARM loans is based on a variety of indices, generally determined through negotiation with the borrower or determined by the lead bank. The Bank generally allows interest-only payments during the construction phase of a project before requiring amortizing payments once the loan converts to a permanent loan. For permanent loans, the Bank normally requires amortizing payments.

We generally do not maintain a tax or insurance escrow account for multi-family or commercial real estate loans. In order to monitor the adequacy of cash flows on income-producing properties with a principal balance of $1.5 million or more, the borrower is required to provide financial information annually, including subject property rental rates and income, maintenance costs, an update of real estate property tax and insurance payments, and personal financial information for the guarantors. Depending on the financial strength of the project and/or the complexity of the borrower's financials, the Bank may also perform a global analysis of cash flows to account for all other properties owned by the borrower. If signs of weakness are identified, the Bank may begin performing more frequent financial and/or collateral reviews to monitor the credit. Additionally, the Bank may include covenants in the loan agreement that allow the Bank to take action when weaknesses are detected to potentially prevent the credit from becoming impaired. The covenants are specific to each loan agreement, based on factors such as the purpose of funds, the collateral type, and the financial strength of the project, the borrower and the guarantor, among other factors.

Our multi-family and commercial real estate loans are generally large dollar loans to single borrowers or groups of related borrowers and involve a greater degree of credit risk than one- to four-family loans. Because payments on these loans are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the economy or the real estate market. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower's ability to repay the loan may become impaired. The Bank continually monitors the level of risk in the portfolio, including concentrations in such factors as geographic locations, property types, tenant brand name, borrowing relationships, and lending relationships in the case of participation loans, among other factors.

Loan Portfolio. The following table presents the composition of our loan portfolio as of the dates indicated.

	September 30,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family	$6,342,412	94.5%	$5,972,031	95.0%	$5,743,047	95.5%	$5,392,429	95.5%	$4,918,778	94.7%
Multi-family and commercial	110,938	1.6	75,677	1.2	50,358	0.9	48,623	0.9	57,965	1.1
Construction:
One- to four-family	75,152	1.1	72,113	1.1	63,208	1.1	38,279	0.7	47,368	0.9
Multi-family and commercial	54,768	0.8	34,677	0.6	14,535	0.2	13,975	0.2	—	—
Total construction	129,920	1.9	106,790	1.7	77,743	1.3	52,254	0.9	47,368	0.9
Total real estate loans	6,583,270	98.0	6,154,498	97.9	5,871,148	97.7	5,493,306	97.3	5,024,111	96.7

Consumer loans:
Home equity	125,844	1.9	130,484	2.0	135,028	2.2	149,321	2.6	164,541	3.2
Other	4,179	0.1	4,537	0.1	5,623	0.1	6,529	0.1	7,224	0.1
Total consumer loans	130,023	2.0	135,021	2.1	140,651	2.3	155,850	2.7	171,765	3.3
Total loans receivable	6,713,293	100.0%	6,289,519	100.0%	6,011,799	100.0%	5,649,156	100.0%	5,195,876	100.0%

Less:
Undisbursed loan funds	90,565		52,001		42,807		22,874		22,531
ACL	9,443		9,227		8,822		11,100		15,465
Discounts/unearned loan fees	24,213		23,687		23,057		21,468		19,093
Premiums/deferred costs	(35,955)		(28,566)		(21,755)		(14,369)		(10,947)
Total loans receivable, net	$6,625,027		$6,233,170		$5,958,868		$5,608,083		$5,149,734

The following table presents the contractual maturity of our loan portfolio, along with associated weighted average yields, at September 30, 2015. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses.

	Real Estate						Consumer
			Multi-family and
	One- to Four-Family		Commercial		Construction(2)		Home Equity(3)		Other		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Amounts due:
Within one year(1)	$1,103	5.57%	$29,720	3.89%	$58,335	3.70%	$2,050	5.15%	$608	3.51%	$91,816	3.81%

After one year:
Over one to two	4,728	5.42	6,350	3.00	71,585	3.89	492	5.46	896	5.16	84,051	3.93
Over two to three	21,042	4.94	6,647	4.30	—	—	618	5.17	738	3.70	29,045	4.77
Over three to five	36,423	4.60	6,094	4.71	—	—	2,110	6.35	1,843	3.67	46,470	4.65
Over five to ten	341,389	3.92	47,766	4.27	—	—	8,403	5.35	94	5.63	397,652	3.99
Over ten to fifteen	1,413,969	3.25	5,437	4.35	—	—	42,136	5.35	—	—	1,461,542	3.31
After fifteen years	4,523,758	3.68	8,924	4.66	—	—	70,035	4.66	—	—	4,602,717	3.69
Total due after one year	6,341,309	3.61	81,218	4.25	71,585	3.89	123,794	4.97	3,571	4.10	6,621,477	3.64

Totals loans	$6,342,412	3.61	$110,938	4.16	$129,920	3.80	$125,844	4.98	$4,179	4.01	6,713,293	3.65

Less:
Undisbursed loan funds											90,565
ACL											9,443
Discounts/unearned loan fees											24,213
Premiums/deferred costs											(35,955)
Total loans receivable, net											$6,625,027

(1)	Includes demand loans, loans having no stated maturity, and overdraft loans.

(2)	Construction loans are presented based upon the term to complete construction.

(3)
For home equity loans, the maturity date calculated assumes the customer always makes the required minimum payment. The majority of interest-only home equity lines of credit assume a balloon payment of unpaid principal at 120 months. All other home equity lines of credit generally assume a term of 240 months.

The following table presents, as of September 30, 2015, the amount of loans due after September 30, 2016, and whether these loans have fixed or adjustable interest rates.

	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate loans:
One- to four-family	$5,132,857	$1,208,452	$6,341,309
Multi-family and commercial	78,741	2,477	81,218
Construction	27,788	43,797	71,585
Consumer loans:
Home equity	18,411	105,383	123,794
Other	1,012	2,559	3,571
Total	$5,258,809	$1,362,668	$6,621,477

Asset Quality
The Bank's traditional underwriting guidelines have provided the Bank with generally low delinquencies and low levels of non-performing assets compared to national levels. Of particular importance is the complete and full documentation required for each loan the Bank originates or purchases. This allows the Bank to make an informed credit decision based upon a thorough assessment of the borrower's ability to repay the loan. A full credit analysis is also performed on multi-family and commercial real estate and construction loans taking into consideration actual/expected property cash flows, debt service ratios, stress testing, borrowing entity experience, guarantor strength, demographic research of the project, global cash flows when appropriate, and the appraisal information. The Bank performs ongoing monitoring of the multi-family and commercial real estate and construction loans with a loan balance in excess of $1.5 million.

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

Delinquent and non-performing loans and other real estate owned ("OREO")
The following table presents the Company's 30 to 89 day delinquent loans as of the dates indicated. Of the loans 30 to 89 days delinquent at September 30, 2015, 75% were 59 days or less delinquent.

	Loans Delinquent for 30 to 89 Days at September 30,
	2015		2014		2013
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	158	$16,955	138	$13,074	164	$18,225
Correspondent purchased	8	2,344	9	2,335	5	709
Bulk purchased	32	7,259	37	7,860	37	7,733
Consumer loans:
Home equity	32	703	33	770	45	848
Other	11	17	18	69	13	35
	241	$27,278	235	$24,108	264	$27,550

30 to 89 days delinquent loans
to total loans receivable, net		0.41%		0.39%		0.46%

The table below presents the Company's non-performing loans and OREO as of the dates indicated. Non-performing loans are loans that are 90 or more days delinquent or in foreclosure and nonaccrual loans less than 90 days delinquent but required to be reported as nonaccrual pursuant to regulatory reporting requirements, even if the loans are current. At all dates presented, there were no loans 90 or more days delinquent that were still accruing interest. Non-performing assets include non-performing loans and OREO. OREO primarily includes assets acquired in settlement of loans. Over the past 12 months, OREO properties were owned by the Bank, on average, for approximately four months before the properties were sold.

	September 30,
	2015		2014		2013		2012		2011
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	66	$6,728	82	$7,880	101	$8,579	86	$7,885	101	$11,727
Correspondent purchased	1	394	2	709	5	812	5	722	5	648
Bulk purchased	36	8,898	28	7,120	34	9,608	43	10,447	46	13,749
Consumer loans:
Home equity	24	497	25	397	29	485	19	369	21	380
Other	4	12	4	13	4	5	4	27	3	3
	131	16,529	141	16,119	173	19,489	157	19,450	176	26,507
Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	77	9,004	67	7,473	57	5,833	77	8,815	—	—
Correspondent purchased	1	25	4	553	2	740	4	686	—	—
Bulk purchased	1	82	5	724	2	280	10	2,405	—	—
Consumer loans:
Home equity	12	295	2	45	6	101	22	456	—	—
Other	—	—	—	—	—	—	1	12	—	—
	91	9,406	78	8,795	67	6,954	114	12,374	—	—
Total non-performing loans	222	25,935	219	24,914	240	26,443	271	31,824	176	26,507

Non-performing loans as a percentage of total loans(2)		0.39%		0.40%		0.44%		0.57%		0.51%

OREO:
One- to four-family:
Originated(3)	29	$1,752	25	$2,040	28	$2,074	59	$5,374	67	$5,843
Correspondent purchased	1	499	1	179	2	71	1	92	7	1,099
Bulk purchased	2	796	2	575	4	380	6	1,172	12	2,877
Consumer loans:
Home equity	1	8	—	—	2	57	1	9	—	—
Other(4)	1	1,278	1	1,300	1	1,300	1	1,400	1	1,502
	34	4,333	29	4,094	37	3,882	68	8,047	87	11,321
Total non-performing assets	256	$30,268	248	$29,008	277	$30,325	339	$39,871	263	$37,828

Non-performing assets as a percentage of total assets		0.31%		0.29%		0.33%		0.43%		0.40%

(1)
Represents loans required to be reported as nonaccrual pursuant to regulatory reporting requirements, even if the loans are current. At September 30, 2015, 2014, 2013, and 2012, this amount was comprised of $2.2 million, $1.1 million, $1.1 million, and $1.2 million, respectively, of loans that were 30 to 89 days delinquent and were reported as such, and $7.2 million, $7.7 million, $5.9 million, and $11.2 million, respectively, of loans that were current.

(2)
Excluding loans required to be reported as nonaccrual pursuant to regulatory reporting requirements, even if the loans are current, non-performing loans as a percentage of total loans were 0.25%, 0.26%, 0.33%, and 0.35% at September 30, 2015, 2014, 2013, and 2012, respectively.

(3)	Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

(4)	Represents a single property the Bank purchased for a potential branch site but now intends to sell.

Once a one- to four-family loan is generally 180 days delinquent, a new collateral value is obtained through an appraisal, less estimated selling costs and anticipated PMI receipts. Any loss amounts identified as a result of this review are charged-off. At September 30, 2015, $8.9 million, or 56%, of the one-to four-family loans 90 or more days delinquent or in foreclosure had been individually evaluated for loss and any related losses have been charged-off.

The amount of interest income on nonaccrual loans and troubled debt restructurings ("TDRs") as of September 30, 2015 included in interest income was $1.9 million for the year ended September 30, 2015.  The amount of additional interest income that would have been recorded on nonaccrual loans and TDRs as of September 30, 2015, if they had performed in accordance with their original terms, was $328 thousand for the year ended September 30, 2015.

The following table presents the top 13 states where the properties securing our one- to four-family loans are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure as of September 30, 2015. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. At September 30, 2015, potential losses, after taking into consideration anticipated PMI proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,740,795	59.0%	$13,317	50.1%	$6,675	41.7%	71%
Missouri	1,252,685	19.7	5,585	21.0	447	2.8	85
Texas	358,490	5.7	1,165	4.4	—	—	n/a
California	266,998	4.2	—	—	—	—	n/a
Tennessee	148,354	2.3	—	—	—	—	n/a
Alabama	95,167	1.5	—	—	—	—	n/a
Oklahoma	76,135	1.2	—	—	328	2.0	60
North Carolina	50,947	0.8	790	3.0	761	4.8	48
Colorado	42,036	0.7	271	1.0	—	—	n/a
Georgia	37,321	0.6	445	1.7	308	1.9	77
Nebraska	31,534	0.5	602	2.3	—	—	n/a
Pennsylvania	27,463	0.4	1,262	4.7	—	—	n/a
Illinois	26,779	0.4	523	2.0	1,076	6.7	64
Other states	187,708	3.0	2,598	9.8	6,425	40.1	82
	$6,342,412	100.0%	$26,558	100.0%	$16,020	100.0%	74

Troubled Debt Restructurings. For borrowers experiencing financial difficulties, the Bank may grant a concession to the borrower. Generally, the Bank grants a short-term payment concession to borrowers who are experiencing a temporary cash flow problem. The most frequently used concession is to reduce the monthly payment amount for a period of 6 to 12 months, often by requiring payments of only interest and escrow during this period, resulting in an extension of the maturity date of the loan. For more severe situations requiring long-term solutions, the Bank also offers interest rate reductions to currently-offered rates and the capitalization of delinquent interest and/or escrow resulting in an extension of the maturity date of the loan. The Bank does not forgive principal or interest, nor does it commit to lend additional funds, except for situations generally involving the capitalization of delinquent interest and/or escrow not to exceed the original loan balance, to these borrowers. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1 – Summary of Significant Accounting Policies and Note 4 – Loans Receivable and Allowance for Credit Losses" for additional information related to TDRs.

The following table presents the Company's TDRs, based on accrual status, as of the dates indicated. At September 30, 2015, $26.1 million of TDRs were included in the ACL formula analysis model and $187 thousand of the ACL was related to these loans. The remaining $13.7 million of TDRs at September 30, 2015 were individually evaluated for loss and any potential losses had been charged-off.

	September 30,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Accruing TDRs	$24,331	$24,636	$37,074	$36,316	$47,509
Nonaccrual TDRs(1)	15,511	13,370	12,426	15,857	2,898
Total TDRs	$39,842	$38,006	$49,500	$52,173	$50,407

(1)	Nonaccrual TDRs are included in the non-performing loan table above.

Impaired Loans. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. Interest income on impaired loans is recognized in the period collected unless the ultimate collection of principal is considered doubtful. The unpaid principal balance of loans reported as impaired at September 30, 2015, 2014, and 2013 was $57.2 million, $56.3 million, and $69.4 million, respectively. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1 – Summary of Significant Accounting Policies and Note 4 - Loans Receivable and Allowance for Credit Losses" for additional information related to impaired loans.

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

The following table sets forth the recorded investment in assets, classified as either special mention or substandard, as of September 30, 2015. At September 30, 2015, there were no loans classified as doubtful, and all loans classified as loss were fully charged-off. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4 – Loans Receivable and Allowance for Credit Losses" for additional information related to classified loans.

	Special Mention		Substandard
	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	105	$12,422	263	$28,060
Correspondent purchased	11	3,727	5	1,222
Bulk purchased	7	1,376	51	13,237
Consumer Loans:
Home equity	9	151	76	1,301
Other	—	—	6	17
Total loans	132	17,676	401	43,837

OREO:
Originated	—	—	30	1,760
Correspondent purchased	—	—	1	499
Bulk purchased	—	—	2	796
Other	—	—	1	1,278
Total OREO	—	—	34	4,333

Trust preferred securities ("TRUPs")	—	—	1	1,916
Total classified assets	132	$17,676	436	$50,086

Allowance for credit losses and provision for credit losses. Management maintains an ACL to absorb inherent losses in the loan portfolio based on ongoing quarterly assessments of the loan portfolio. Our ACL methodology considers a number of factors including the trend and composition of delinquent loans, results of foreclosed property and short sale transactions, charge-off trends, the current status and trends of local and national economies (particularly levels of unemployment), trends and current conditions in the real estate and housing markets, and loan portfolio growth and concentrations. See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Allowance for Credit Losses" and "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1 – Summary of Significant Accounting Policies" for a full discussion of our ACL methodology. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4 – Loans Receivable and Allowance for Credit Losses" for additional information on the ACL.

At September 30, 2015, our ACL was $9.4 million, or 0.14% of the total loan portfolio and 36.4% of total non-performing loans. This compares to an ACL of $9.2 million, or 0.15% of the total loan portfolio and 37.0% of total non-performing loans as of September 30, 2014. The ACL is maintained through provisions for credit losses, which are either charged or credited to income. The provision for credit losses is established after considering the results of management's quarterly assessment of the ACL. For the year ended September 30, 2015, the Company recorded a provision for credit losses of $771 thousand. The provision in the current fiscal year takes into account net charge-offs of $555 thousand and loan growth.

The following table presents ACL activity and related ratios at the dates and for the periods indicated.

	Year Ended September 30,
	2015	2014	2013	2012		2011
	(Dollars in thousands)
Balance at beginning of period	$9,227	$8,822	$11,100	$15,465		$14,892
Charge-offs:
One- to four-family loans:
Originated	(424)	(284)	(624)	(804)		(313)
Correspondent purchased	(11)	(96)	(13)	(88)		(101)
Bulk purchased	(228)	(653)	(761)	(5,186)		(2,928)
Multi-family and commercial loans	—	—	—	—		—
Construction	—	—	—	—		—
Home equity	(29)	(103)	(252)	(330)		(133)
Other consumer loans	(43)	(6)	(7)	(27)		(12)
Total charge-offs	(735)	(1,142)	(1,657)	(6,435)		(3,487)
Recoveries:
One- to four-family loans:
Originated	56	1	14	14		—
Correspondent purchased	—	—	—	2		—
Bulk purchased	58	64	398	8		—
Multi-family and commercial loans	—	—	—	—		—
Construction	—	—	—	—		—
Home equity	64	72	33	6		—
Other consumer loans	2	1	1	—		—
Total recoveries	180	138	446	30		—
Net (charge-offs) recoveries	(555)	(1,004)	(1,211)	(6,405)		(3,487)
Provision for credit losses	771	1,409	(1,067)	2,040		4,060
Balance at end of period	$9,443	$9,227	$8,822	$11,100		$15,465

Ratio of net charge-offs during the period to
average loans outstanding during the period	0.01%	0.02%	0.02%	0.12%		0.07%

Ratio of net charge-offs during the period to average
non-performing assets	1.87	3.38	3.45	16.49		8.75

ACL to non-performing loans at end of period	36.41	37.04	33.36	34.88		58.34

ACL to loans receivable, net at end of period	0.14	0.15	0.15	0.20		0.30

ACL to net charge-offs	17.0x	9.2x	7.3x	1.7x	(1)	4.4x

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

	September 30,
	2015		2014		2013		2012		2011
		% of		% of		% of		% of		% of
	Amount	Loans to	Amount	Loans to	Amount	Loans to	Amount	Loans to	Amount	Loans to
	of ACL	Total Loans	of ACL	Total Loans	of ACL	Total Loans	of ACL	Total Loans	of ACL	Total Loans
	(Dollars in thousands)
One- to four-family:
Originated	$6,948	87.2%	$6,228	86.0%	$5,748	84.8%	$6,057	81.6%	$4,898	84.4%
Purchased	1,434	7.2	2,323	8.9	2,486	10.7	4,453	13.9	9,899	10.3
Multi-family and commercial	604	1.7	312	1.2	172	0.8	196	0.9	254	1.1
Construction	170	1.9	123	1.7	36	1.3	40	0.9	19	0.9
Consumer:
Home equity	222	1.9	211	2.1	342	2.3	301	2.6	354	3.2
Other consumer	65	0.1	30	0.1	38	0.1	53	0.1	41	0.1
	$9,443	100.0%	$9,227	100.0%	$8,822	100.0%	$11,100	100.0%	$15,465	100.0%

Investment Activities

Federally chartered savings institutions have the authority to invest in various types of liquid assets, including U.S. Treasury obligations; securities of various federal agencies; government-sponsored enterprises ("GSEs"), including callable agency securities; municipal bonds; certain certificates of deposit of insured banks and savings institutions; certain bankers' acceptances; repurchase agreements; and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in investment grade commercial paper, corporate debt securities, and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. As a member of FHLB, the Bank is required to maintain a specified investment in FHLB stock. See "Regulation and Supervision – Federal Home Loan Bank System" and "Office of the Comptroller of the Currency" for a discussion of additional restrictions on our investment activities.

The Chief Investment Officer has the primary responsibility for management of the Bank's investment portfolio, subject to the direction and guidance of ALCO. The Chief Investment Officer considers various factors when making decisions, including the marketability, maturity, and tax consequences of the proposed investment. The composition of the investment portfolio will be affected by various market conditions, including the slope of the yield curve, the level of interest rates, the impact on the Bank's interest rate risk, the trend of net deposit flows, the volume of loan sales, the anticipated demand for funds via withdrawals, repayments of borrowings, and loan originations and purchases.

The general objectives of the Bank's investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low, and to maximize earnings while satisfactorily managing liquidity risk, interest rate risk, reinvestment risk, and credit risk. The portfolio is also intended to create a steady stream of cash flows that can be redeployed into other assets as the Bank grows the loan portfolio, or reinvested into higher yielding assets should interest rates rise.  Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Cash flow projections are reviewed regularly and updated to ensure that adequate liquidity is maintained.

We classify securities as either trading, available-for-sale ("AFS"), or held-to-maturity ("HTM") at the date of purchase. Securities that are purchased and held principally for resale in the near future are classified as trading securities and are reported at fair value with unrealized gains and losses reported in the consolidated statements of income. AFS securities are reported at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income ("AOCI") (loss) within stockholders' equity, net of deferred income taxes. HTM securities are reported at cost, adjusted for amortization of premium and accretion of discount. We have both the ability and intent to hold our HTM securities to maturity.

On a quarterly basis, management conducts a formal review of securities for the presence of an other-than-temporary impairment. Management assesses whether an other-than-temporary impairment is present when the fair value of a security is less than its amortized cost basis at the balance sheet date. For such securities, other-than-temporary impairment is considered to have occurred if the Company intends to sell the security, if it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, or if the present value of expected cash flows is not sufficient to recover the entire amortized cost.  Management does not believe any other-than-temporary impairments existed at September 30, 2015.

Investment Securities. Our investment securities portfolio consists primarily of securities issued by GSEs (primarily Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal Home Loan Banks) and taxable and non-taxable municipal bonds. At September 30, 2015, our investment securities portfolio totaled $566.8 million. The portfolio consisted of securities classified as either HTM or AFS. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 3 – Securities" and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investment Securities" for additional information.

Our investment securities portfolio decreased $24.2 million from $590.9 million at September 30, 2014 to $566.8 million at September 30, 2015. The decrease in the balance was primarily a result of maturities and calls of $188.5 million, partially offset by purchases of $158.4 million. The cash flows from calls and maturities of investment securities that were not reinvested into the portfolio were used largely to fund loan growth. The purchases during fiscal year 2015 were fixed-rate and had a weighted average yield of 1.21% and a weighted average life ("WAL") of approximately 2.1 years at the time of purchase.

Mortgage-Backed Securities. At September 30, 2015, our MBS portfolio totaled $1.46 billion. The portfolio consisted of securities classified as either HTM or AFS and were primarily issued by GSEs. The principal and interest payments of MBS issued by GSEs are collateralized by the underlying mortgage assets with principal and interest payments guaranteed by the agencies. The underlying mortgage assets are conforming mortgages that comply with FNMA and FHLMC underwriting guidelines, as applicable, and are therefore not considered subprime. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 3 – Securities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Mortgage-Backed Securities" for additional information.

Our MBS portfolio decreased $340.0 million from $1.80 billion at September 30, 2014 to $1.46 billion at September 30, 2015. During fiscal year 2015, $45.7 million of MBS were purchased, all of which were fixed-rate. The cash flows from MBS that were not reinvested into the portfolio were used largely to fund loan growth.

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

When securities are purchased for a price other than par value, the difference between the price paid and par is accreted to or amortized against the interest earned over the life of the security, depending on whether a discount or premium to par was paid. Movements in interest rates affect prepayment rates which, in turn, affect the average lives of MBS and the speed at which the discount or premium is accreted to or amortized against earnings.

At September 30, 2015, the MBS portfolio included $245.0 million of collateralized mortgage obligations ("CMOs"). CMOs are special types of securities in which the stream of principal and interest payments on the underlying mortgages or MBS are used to create investment classes with different maturities and, in some cases, different amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics. We do not purchase residual interest bonds.

While MBS issued or backed by FNMA and FHLMC carry a reduced credit risk compared to whole mortgage loans, these securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of the underlying mortgage loans and consequently affect both the prepayment speed and value of the securities. As noted above, the Bank, on some transactions, pays a premium over par value on MBS purchased. Large premiums could cause significant negative yield adjustments due to accelerated prepayments on the underlying mortgages. The balance of net premiums on our portfolio of MBS at September 30, 2015 was $14.2 million.

The following table sets forth the composition of our investment and MBS portfolios as of the dates indicated. At September 30, 2015, our investment securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our stockholders' equity, excluding those issued by GSEs.

	September 30,
	2015			2014			2013
	Carrying	% of	Fair	Carrying	% of	Fair	Carrying	% of	Fair
	Value	Total	Value	Value	Total	Value	Value	Total	Value
	(Dollars in thousands)
AFS:
GSE debentures	$526,620	69.4%	$526,620	$549,755	65.4%	$549,755	$702,228	65.7%	$702,228
MBS	229,491	30.3	229,491	287,606	34.2	287,606	363,964	34.0	363,964
TRUPs	1,916	0.3	1,916	2,296	0.3	2,296	2,423	0.2	2,423
Municipal bonds	144	—	144	1,133	0.1	1,133	1,352	0.1	1,352
	758,171	100.0%	758,171	840,790	100.0%	840,790	1,069,967	100.0%	1,069,967

HTM:
MBS	1,233,048	97.0%	1,256,783	1,514,941	97.6%	1,533,136	1,683,744	98.0%	1,706,638
Municipal bonds	38,074	3.0	38,491	37,758	2.4	38,388	34,279	2.0	35,208
	1,271,122	100.0%	1,295,274	1,552,699	100.0%	1,571,524	1,718,023	100.0%	1,741,846
	$2,029,293		$2,053,445	$2,393,489		$2,412,314	$2,787,990		$2,811,813

The composition and maturities of the investment and MBS portfolio at September 30, 2015 are indicated in the following table by remaining contractual maturity, without consideration of call features or pre-refunding dates, along with associated weighted average yields. Yields on tax-exempt investments are not calculated on a fully taxable equivalent basis.

	1 year or less		More than 1 to 5 years		More than 5 to 10 years		Over 10 years		Total Securities
	Carrying		Carrying		Carrying		Carrying		Carrying		Fair
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value
	(Dollars in thousands)
AFS:
GSE debentures	$25,374	1.31%	$501,246	1.13%	$—	—%	$—	—%	$526,620	1.14%	$526,620
MBS	123	5.35	18,877	4.80	43,068	4.66	167,423	2.43	229,491	3.04	229,491
TRUPs	—	—	—	—	—	—	1,916	1.59	1,916	1.59	1,916
Municipal bonds	—	—	144	3.78	—	—	—	—	144	3.78	144
	25,497	1.33	520,267	1.26	43,068	4.66	169,339	2.42	758,171	1.69	758,171

HTM:
MBS	—	—	31,381	4.28	398,165	1.70	803,502	2.20	1,233,048	2.09	1,256,783
Municipal bonds	4,898	2.58	24,683	1.78	8,493	1.67	—	—	38,074	1.86	38,491
	4,898	2.58	56,064	3.18	406,658	1.70	803,502	2.20	1,271,122	2.09	1,295,274
	$30,395	1.53	$576,331	1.45	$449,726	1.99	$972,841	2.24	$2,029,293	1.94	$2,053,445

Sources of Funds
General. Our primary sources of funds are deposits, FHLB borrowings, repurchase agreements, repayments and maturities of outstanding loans and MBS and other short-term investments, and funds provided by operations.

Deposits. We offer a variety of retail deposit accounts having a wide range of interest rates and terms. Our deposits consist of savings accounts, money market deposit accounts, interest-bearing and noninterest-bearing checking accounts, and certificates of deposit. We rely primarily upon competitive pricing policies, marketing, and customer service to attract and retain deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition. The variety of deposit accounts we offer has allowed us to utilize strategic pricing to obtain funds and to respond with flexibility to changes in consumer demand. We seek to manage the pricing of our deposits in keeping with our asset and liability management, liquidity, and profitability objectives. Based on our experience, we believe that our deposits are stable sources of funds. Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been, and will continue to be, significantly affected by market conditions.

The Board of Directors has authorized the utilization of brokers to obtain deposits as a source of funds. Depending on market conditions, the Bank may use brokered deposits to fund asset growth and gather deposits that may help to manage interest rate risk. No brokered deposits were acquired during fiscal year 2015 and there were no brokered deposits outstanding at September 30, 2015. At September 30, 2014 the balance of brokered deposits was $41.9 million.

The Board of Directors also has authorized the utilization of public unit deposits as a source of funds. In order to qualify to obtain such deposits, the Bank must have a branch in each county in which it collects public unit deposits and, by law, must pledge securities as collateral for all such balances in excess of the FDIC insurance limits. At September 30, 2015 and 2014, the balance of public unit deposits was $312.4 million and $258.6 million, respectively.

As of September 30, 2015, the Bank's policy allows for combined brokered and public unit deposits up to 15% of total deposits. At September 30, 2015, that amount was approximately 6% of total deposits.

Borrowings. We utilize borrowings when, at the time of the borrowing, the proceeds can be invested at a positive rate spread relative to current asset yields, when we desire additional capacity to fund loan demand, or when they help us meet our asset and liability management objectives. Historically, our term borrowings have consisted primarily of FHLB advances. FHLB advances may be made pursuant to several different credit programs, each of which has its own interest rate, maturity, repayment, and convertible features, if any. All FHLB advances at September 30, 2015 were fixed-rate advances. The Bank supplements FHLB borrowings with repurchase agreements, wherein the Bank enters into agreements with Board approved counterparties to sell securities under agreements to repurchase them. These agreements are recorded as financing transactions as the Bank maintains effective control over the transferred securities. The Bank's internal policy limits total borrowings to 55% of total assets.

The Bank implemented a leverage strategy ("daily leverage strategy"), beginning in the fourth quarter of fiscal year 2014, to increase earnings. The daily leverage strategy involves borrowing up to $2.10 billion on the Bank's FHLB line of credit with some or all of the balance being paid down at each quarter end. The proceeds of the borrowings, net of the required FHLB stock holdings, is deposited at the Federal Reserve Bank of Kansas City.

At September 30, 2015, we had $2.58 billion of FHLB advances, at par, outstanding, and $700.0 million on the FHLB line of credit. Total FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB and certain securities. At September 30, 2015, we had securities with a fair value of $218.2 million pledged as collateral for FHLB borrowings. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of Bank Call Report total assets without the pre-approval of FHLB senior management. In July 2014, the president of FHLB approved an increase in the Bank's borrowing limit to 55% of Bank Call Report total assets for one year and then renewed that approval in July 2015 through July 2016, as FHLB borrowings have been and will be in excess of 40% of Call Report total assets at certain points in time throughout the period due to the daily leverage strategy.

At September 30, 2015, repurchase agreements totaled $200.0 million, or approximately 2% of total assets. The Bank may enter into additional repurchase agreements as management deems appropriate, not to exceed 15% of total assets and subject to the internal policy limit on total borrowings of 55%. The securities underlying the agreements continue to be carried in the Bank's securities portfolio. At September 30, 2015, we had securities with a fair value of $225.8 million pledged as collateral on repurchase agreements. Repurchase agreements are made at mutually agreed upon terms between counterparties and the Bank. The use of repurchase agreements allows for the diversification of funding sources and the use of securities that were not being leveraged as collateral.

The following table sets forth certain information relating to the category of borrowings for which the average short-term balance outstanding during the period was at least 30% of stockholders' equity at the end of each period shown. There were no short-term borrowings outstanding that were at least 30% of stockholders' equity during fiscal year 2013. The maximum balance, average balance, and weighted average contractual interest rate during the fiscal years shown reflect borrowings that were scheduled to mature within one year at any month-end during those years.

	2015	2014
	(Dollars in thousands)
FHLB Borrowings:
Balance at end of period	$1,100,000	$1,400,000
Maximum balance outstanding at any month-end during period	2,700,000	2,700,000
Average balance	2,558,676	931,889
Weighted average contractual interest rate during the period	0.60%	1.26%
Weighted average contractual interest rate at end of period	0.69%	0.84%

Subsidiary and Other Activities

As a federally chartered savings bank, we are permitted by federal regulations to invest up to 2% of the Bank's Call Report total assets, or $197.2 million at September 30, 2015, in the stock of, or as unsecured loans to, service corporation subsidiaries. We may invest an additional 1% of the Bank's Call Report total assets, or $98.6 million at September 30, 2015, in service corporations where such additional funds are used for inner-city or community development purposes.

At September 30, 2015, the Bank had one subsidiary, Capitol Funds, Inc., which had a capital balance of $7.0 million. Capitol Funds, Inc. has a wholly owned subsidiary, Capitol Federal Mortgage Reinsurance Company ("CFMRC"). CFMRC serves as a reinsurance company for the majority of the PMI companies the Bank uses in its normal course of operations. CFRMC stopped writing new business for the Bank in January 2010. CFMRC provides mortgage reinsurance on certain one- to four-family loans in the Bank's portfolio. During fiscal year 2015, Capitol Funds, Inc. reported consolidated net income of $42 thousand which included net income of $44 thousand from CFMRC.

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

The OCC and FRB enforcement authority includes, among other things, the ability to assess civil monetary penalties, to issue cease-and-desist or removal orders, and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed. Except under certain circumstances, public disclosure of final enforcement actions by the OCC or the FRB is required by law.

Office of the Comptroller of the Currency. The investment and lending authority of the Bank is prescribed by federal laws and regulations and the Bank is prohibited from engaging in any activities not permitted by such laws and regulations.

As a federally chartered savings bank, the Bank is required to meet a Qualified Thrift Lender test. This test requires the Bank to have at least 65% of its portfolio assets, as defined by statute, in qualified thrift investments on a monthly average for 9 out of every 12 months on a rolling basis. Under an alternative test, the Bank may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, the Bank is required to maintain a significant portion of its assets in residential housing related loans and investments. An institution that fails to meet the Qualified Thrift Lender test must become subject to certain restrictions on its operations, unless within one year it meets the test, and thereafter remains a Qualified Thrift Lender. These restrictions include a prohibition against capital distributions, except, with the prior approval of both the OCC and the FRB, for the purpose of paying obligations of a company controlling the institution. An institution that fails the test a second time must be subjected to the restrictions. If the Bank fails the test a second time, the Company must immediately register as, and become subject to, the restrictions applicable to a bank holding company. The activities authorized for a bank holding company are more limited than are the activities authorized for a savings and loan holding company. Three years after failing the test, an institution must divest all investments and cease all activities not permissible for both a national bank and a savings association. Failure to meet the Qualified Thrift Lender test is a statutory violation subject to enforcement action. As of September 30, 2015, the Bank met the Qualified Thrift Lender test.

The Bank is subject to a 35% of total assets limit on non-real estate consumer loans, commercial paper and corporate debt securities, and a 20% limit on commercial non-mortgage loans. At September 30, 2015, the Bank had 0% of its assets in non-real estate consumer loans, commercial paper and corporate debt securities and 0% of its assets in commercial non-mortgage loans.

The Bank's relationship with its depositors and borrowers is regulated to a great extent by federal laws and regulations, especially in such matters as the ownership of savings accounts and the form and content of mortgage requirements. In addition, the branching authority of the Bank is regulated by the OCC. The Bank is generally authorized to branch nationwide.

The Bank is subject to a statutory lending limit on aggregate loans to one person or a group of persons combined because of certain common interests. That limit is equal to 15% of our unimpaired capital and surplus, plus an additional 10% for loans fully secured by readily marketable collateral. At September 30, 2015, the Bank's lending limit under this restriction was $191.3 million. The Bank has no loans or loan relationships in excess of its lending limit. Total loan commitments and loans outstanding to the Bank's largest borrower group totaled $109.2 million at September 30, 2015, all of which were current as of that date.

The Bank is subject to periodic examinations by the OCC. During these examinations, the examiners may require the Bank to increase its ACL and/or recognize additional charge-offs based on their judgments, which can impact our capital and earnings. As a federally chartered savings bank, the Bank is subject to a semi-annual assessment, based upon its total assets, to fund the operations of the OCC.

The OCC has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure, and compensation and other employee benefits. Any institution regulated by the OCC that fails to comply with these standards must submit a compliance plan.

Insurance of Accounts and Regulation by the FDIC. The DIF of the FDIC insures deposit accounts in the Bank up to applicable limits. The FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for one of four risk categories, applied to its assessment base. An institution's assessment base is equal to average total assets minus its average tangible equity (defined as Tier 1 capital). An institution with end-of-period regulatory total assets that have not exceeded $10 billion for at least four consecutive quarters is assigned to one of four risk categories based on its capital, supervisory ratings, and other factors. Well-capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. A range of initial base assessment rates applies to each Risk Category, adjusted downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjusted upward if the institution's brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates. Total base assessment rates currently range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution. When the reserve ratio of the DIF reaches 1.15%, which is expected to occur in 2016, total base assessment rates are scheduled to be reduced to ranges of 1.5 to 7 basis points for Risk Category I, 7 to 22 basis points for Risk Category II, 14 to 29 basis points for Risk Category III and 25 to 40 basis points for Risk Category IV, subject to the same adjustments as apply to current rates.

An institution with end-of-period regulatory total assets that have exceeded $10 billion for at least four consecutive quarters is assessed under a complex scorecard method employing many factors. The FDIC may increase or decrease its rates by 2 basis points without further rulemaking. In an emergency, the FDIC may also impose a special assessment. For the fiscal year ended September 30, 2015, the Bank paid $4.9 million in FDIC premiums.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") permanently increased the maximum amount of deposit insurance for banks, savings institutions, and credit unions to $250 thousand per depositor. The legislation also increased the required minimum reserve ratio for the DIF, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in end-of-period regulatory total assets by charging higher assessments on institutions with more than $10 billion in end-of-period regulatory total assets. The FDIC has proposed a rule to accomplish this by imposing a surcharge on institutions with end-of-period regulatory total assets of more than $10 billion commencing when the reserve ratio reaches 1.15% and ending when it reaches 1.35%. This surcharge period is expected to begin in 2016 and end by December 31, 2018. Smaller institutions will receive credits for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The credits will apply to reduce regular assessments by 2 basis points when the reserve ratio is at least 1.40%.

FDIC-insured institutions are required to pay an additional quarterly assessment called the FICO assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This assessment rate is adjusted quarterly to reflect changes in the assessment base, which is average total assets less average tangible equity, and is the same base as used for the deposit insurance assessment. These assessments are expected to continue until the bonds mature in the years 2017 through 2019. For the fiscal year ended September 30, 2015, the Bank paid $578 thousand in FICO assessments.

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

Regulatory Capital Requirements. The Bank is required to maintain specified levels of regulatory capital under regulations of the OCC. In July 2013, the FRB, FDIC and OCC published final rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implemented the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act. Basel III refers to various documents released by the Basel Committee on Banking Supervision. The new rules became effective for the Company and Bank in January 2015, with some rules being transitioned into full effectiveness over two-to-four years. The new capital rules, among other things, introduced a new capital measure called "Common Equity Tier 1" ("CET1"), increased the Tier 1 capital ratio requirement, changed the total assets utilized in the Tier 1 leverage ratio calculation from total assets at quarter end to average total assets during the quarter, changed the risk-weightings of certain assets for purposes of risk-based capital ratios, created an additional capital conservation buffer over the required capital ratios, and changed what qualifies as capital for purposes of meeting the various capital requirements.

The new capital rules require a number of changes to regulatory capital deductions and adjustments, subject to a two-year transition period. One such change relates to AOCI. Under previous capital rules, the effects of AOCI items included in shareholders' equity were reversed for the purposes of determining regulatory capital ratios. Under the new capital rules, the effects of certain AOCI items are included; however, an institution that is not an advanced approaches institution, such as the Company and the Bank, may make a one-time election to continue to exclude these items. Management elected to opt-out of this requirement in order to remove volatility related to AOCI from the Company and Bank's capital ratios. At September 30, 2015, the Bank had $8.4 million of AOCI.

Risk-weighted assets are determined under the OCC capital regulations, which assign to every asset and certain off-balance sheet items a risk weight generally ranging from 0% to 150% based on the inherent risk of the asset. Institutions that are not well capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits. The new capital rules included changes in the risk-weighting of assets to better reflect credit risk and other risk exposure. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status and a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (up from 0%). Of particular importance to the Bank is that the new capital rules' treatment of one- to four-family residential mortgage exposures remains the same as under the previous capital rule. This includes a 50% risk weighting for prudently underwritten first lien mortgage loans that are not past due, reported as nonaccrual, or restructured, and a 100% risk weight for all other residential mortgages.

CET1 capital and Tier 1 capital for the Company and the Bank consists of common stock, plus related surplus and retained earnings. Tier 2 capital for the Company and the Bank includes the entire amount of ACL; however, the includable amount of ACL could be limited in the future if the ACL amount exceeds 1.25% of risk-weighted assets. At September 30, 2015, the Bank had $9.4 million of ACL, which was less than 1.25% of risk-weighted assets. The entire $9.4 million of ACL is allowable Tier 2 capital and includable in total risk-based capital. Total capital consists of common stock, plus related surplus and retained earnings (Tier 1 capital) and the ACL (Tier 2 capital).

Under the new capital rules, the minimum capital ratios are as follows:

•	4.5% CET1 to risk-weighted assets.

•	6.0% Tier 1 capital to risk-weighted assets.

•	8.0% Total capital to risk-weighted assets.

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the "leverage ratio").

At September 30, 2015, the Bank had CET1 capital and Tier 1 capital of $1.27 billion, total capital of $1.28 billion, risk-weighted assets of $4.21 billion, and Call Report quarterly average assets of $11.20 billion. At September 30, 2015, the Bank had a Tier 1 leverage ratio (Tier 1 capital to total average assets) of 11.3%, CET1 capital ratio (CET1 capital to risk-weighted assets) of 30.0%, a Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 30.0%, and a total capital ratio (total capital to risk-weighted assets) of 30.3%.

At September 30, 2015, the Company had CET1 capital and Tier 1 capital of $1.41 billion, total capital of $1.42 billion, risk-weighted assets of $4.22 billion, and FRB regulatory report quarterly average assets of $11.20 billion. At September 30, 2015, the Company had a Tier 1 leverage ratio (Tier 1 capital to total average assets) of 12.6%, CET1 capital ratio (CET1 capital to risk-weighted assets) of 33.4%, a Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 33.4%, and a total capital ratio (total capital to risk-weighted assets) of 33.6%. At September 30, 2015, the Bank and Company were considered well-capitalized under OCC and FRB regulations.

The new capital rules will require the Company and the Bank to meet a capital conservation buffer requirement in order to avoid constraints on dividends, equity repurchases, and certain compensation. To meet the requirement when it is fully phased-in, the organization must maintain an amount of CET1 capital that exceeds the buffer level of 2.5% above each of the minimum risk-weighted asset ratios. The requirement will be phased in over a four year period, starting January 1, 2016, when the amount of such capital must exceed the buffer level of 0.625%. The buffer level will increase by 0.625% each year until it reaches 2.5% on January 1, 2019. When the capital conservation buffer requirement is fully phased-in, to avoid constraints, a banking organization must maintain the following capital ratios: (1) CET1 to risk-weighted assets more than 7.0%, (2) Tier 1 capital to risk-weighted assets more than 8.5%, and (3) total capital (Tier 1 plus Tier 2) to risk-weighted assets more than 10.5%.

The OCC has the ability to establish an individual minimum capital requirement for a particular institution, which varies from the capital levels that would otherwise be required under the capital regulations, based on such factors as concentrations of credit risk, levels of interest rate risk, and the risks of non-traditional activities as well as others. The OCC has not imposed any such requirement on the Bank.

The OCC is authorized and, under certain circumstances, required to take certain actions against savings banks that fail to meet the minimum ratios for an adequately capitalized institution. Any such institution must submit a capital restoration plan and, until such plan is approved by the OCC, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The plan must include a guaranty by the institution's holding company limited to the lesser of 5% of the institution's assets when it became under-capitalized, or the amount necessary to restore the institution to adequately capitalized status. The OCC is authorized to impose the additional restrictions on institutions that are less than adequately capitalized.

Federal regulations state that any institution that fails to comply with its capital plan or has Tier 1 risk-based capital ratios of less than 3.0% or a total risk-based capital ratio of less than 6.0% is considered significantly under-capitalized and must be made subject to one or more additional specified actions and operating restrictions that may cover all aspects of its operations and may include a forced merger or acquisition of the institution. An institution with tangible equity to total assets of less than 2.0% is critically under-capitalized and becomes subject to further mandatory restrictions on its operations. The OCC generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition. The imposition by the OCC of any of these measures on the Bank may have a substantial adverse effect on its operations and profitability. In general, the FDIC must be appointed receiver for a critically under-capitalized institution whose capital is not restored within the time provided. When the FDIC as receiver liquidates an institution, the claims of depositors and the FDIC as their successor (for deposits covered by FDIC insurance) have priority over other unsecured claims against the institution.

With respect to the Bank, the new capital rules also revised the "prompt corrective action" regulations, by (1) introducing a CET1 ratio requirement at each level (other than critically under-capitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (2) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (compared to the previous 6%); and (3) eliminating the provision that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The new capital rules did not change the total risk-based capital requirement for any "prompt corrective action" category.

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

Bank Secrecy Act /Anti-Money Laundering Laws. The Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. These laws and regulations require the Bank to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity and source of deposits and wealth of its customers. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing mergers and acquisitions.

Federal Securities Law. The common stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934.

The Company stock held by persons who are affiliates of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. For this purpose, affiliates are generally considered to be executive officers, directors and principal stockholders. If the Company meets specified current public information requirements, each affiliate of the Company will be able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System. The FRB requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. At September 30, 2015, the Bank was in compliance with these reserve requirements. The Bank is authorized to borrow from the Federal Reserve Bank "discount window." An eligible institution need not exhaust other sources of funds before going to the discount window, nor are there restrictions on the purposes for which the borrower can use primary credit. At September 30, 2015, the Bank had no outstanding borrowings from the discount window.

Federal Home Loan Bank System. The Bank is a member of FHLB Topeka, which is one of 11 regional Federal Home Loan Banks. Each FHLB serves as a reserve, or central bank, for its members within its assigned region and is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans, called advances, to members and provides access to a line of credit in accordance with policies and procedures, established by the Board of Directors of FHLB, which are subject to the oversight of the Federal Housing Finance Agency ("FHFA").

As a member, the Bank is required to purchase and maintain capital stock in FHLB. The minimum required FHLB stock amount is generally 4.5% of the Bank's FHLB advances and outstanding balance against the FHLB line of credit, and 2% of the outstanding principal of loans sold into the Mortgage Partnership Finance program. At September 30, 2015, the Bank had a balance of $150.5 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received dividends on its FHLB stock, although no assurance can be given that these dividends will continue. On a quarterly basis, management conducts a review of FHLB to determine whether an other-than-temporary impairment of the FHLB stock is present. At September 30, 2015, management concluded there was no such impairment.

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

The Dodd-Frank Act extended to savings and loan holding companies the FRB's "source of strength" doctrine, which has long applied to bank holding companies.  The FRB has promulgated regulations implementing the "source of strength" policy, which requires holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

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

Net Operating Loss Carryovers
For federal income tax purposes, a financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. As of September 30, 2015, the Company had no net operating loss carryovers.

State Taxation

The earnings/losses of Capitol Federal Financial, Inc. and Capitol Funds, Inc. are combined for purposes of filing a consolidated Kansas corporate tax return.  The Kansas corporate tax rate is 4.0%, plus a surcharge of 3.0% on earnings greater than $50 thousand.

The Bank files a Kansas privilege tax return.  For Kansas privilege tax purposes, the minimum tax rate is 4.5% of earnings, which is calculated based on federal taxable income, subject to certain adjustments. The Bank has not received notification from the state of any potential tax liability for any years still subject to audit.

Additionally, the Bank files state tax returns in various other states where it has significant purchased loans and/or foreclosure activities. In these states, the Bank has either established nexus under an economic nexus theory or has exceeded enumerated nexus thresholds based on the amount of interest derived from sources within the state.
Employees
At September 30, 2015, we had a total of 691 employees, including 126 part-time employees. The full-time equivalent of our total employees at September 30, 2015 was 651. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officers of the Registrant
John B. Dicus. Age 54 years. Mr. Dicus is Chairman of the Board of Directors, Chief Executive Officer, and President of the Bank and the Company. He has served as Chairman since January 2009 and Chief Executive Officer since January 2003. He has served as President of the Bank since 1996 and of the Company since its inception in March 1999. Prior to accepting the responsibilities of Chief Executive Officer, he served as Chief Operating Officer of the Bank and the Company. Prior to that, he served as the Executive Vice President of Corporate Services for the Bank for four years. He has been with the Bank in various other positions since 1985.

Kent G. Townsend. Age 54 years. Mr. Townsend serves as Executive Vice President and Chief Financial Officer of the Bank, its subsidiary, and the Company. Mr. Townsend also serves as Treasurer for the Company, Capitol Funds, Inc. and CFMRC. Mr. Townsend was promoted to Executive Vice President, Chief Financial Officer and Treasurer on September 1, 2005. Prior to that, he served as Senior Vice President, a position he held since April 1999, and Controller of the Company, a position he held since March 1999. He has served in similar positions with the Bank since September 1995. He served as the Financial Planning and Analysis Officer with the Bank for three years and other financial related positions since joining the Bank in 1984.

Rick C. Jackson. Age 50 years. Mr. Jackson serves as Executive Vice President, Chief Lending Officer and Community Development Director of the Bank and the Company.  He also serves as the President of Capitol Funds, Inc., a subsidiary of the Bank and President of CFMRC.  He has been with the Bank since 1993 and has held the position of Community Development Director since that time. He has held the position of Chief Lending Officer since February 2010.

Natalie G. Haag. Age 56 years.  Ms. Haag serves as Executive Vice President and General Counsel of the Bank and the Company.  Prior to joining the Bank in August of 2012, Ms. Haag was 2nd Vice President, Director of Governmental Affairs and Assistant General Counsel for Security Benefit Corporation and Security Benefit Life Insurance Company in Topeka, Kansas. Security Benefit provides retirement products and services, including annuities and mutual funds.  Ms. Haag was employed by Security Benefit since June 2003.  The Security Benefit companies are not parents, subsidiaries or affiliates of the Bank or the Company.

Carlton A. Ricketts. Age 58 years.  Mr. Ricketts serves as Executive Vice President, Chief Corporate Services Officer of the Bank and the Company.  Prior to accepting those responsibilities in 2012, he served as Chief Strategic Planning Officer of the Bank for the previous five years.

Frank H. Wright. Age 66 years.  Mr. Wright serves as Executive Vice President, Chief Retail Operations Officer of the Bank and the Company. Prior to accepting those responsibilities in 2013, he served as Senior Vice President for Retail Operations, a position held since 1999. Mr. Wright has been an officer of the Bank since 1972, primarily in various roles within retail and electronic banking operations.

Tara D. Van Houweling. Age 42 years. Ms. Van Houweling has been employed with the Bank and Company since May 2003 and currently serves as First Vice President, Principal Accounting Officer and Reporting Director. She has held the position of Reporting Director since May 2003.

Item 1A. Risk Factors
The following is a summary of risk factors relating to the operations of the Bank and the Company. These risk factors are not necessarily presented in order of significance.

Changes in interest rates could have an adverse impact on our results of operations and financial condition.
Our results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, MBS, and investment securities and dividends received on FHLB stock, and the interest paid on deposits and borrowings. Changes in interest rates could have an adverse impact on our results of operations and financial condition because the majority of our interest-earning assets are long-term, fixed-rate loans, while the majority of our interest-bearing liabilities are shorter term, and therefore subject to a greater degree of interest rate fluctuations. This type of risk is known as interest rate risk and is affected by prevailing economic and competitive conditions, including monetary policies of the FRB and fiscal policies of the United States federal government.

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

Changes in interest rates can also have an adverse effect on our financial condition as AFS securities are reported at estimated fair value. We increase or decrease our stockholders' equity, specifically AOCI (loss), by the amount of change in the estimated fair value of our AFS securities, net of deferred taxes. Increases in interest rates generally decrease the fair value of AFS securities. Decreases in the fair value of AFS securities would, therefore, adversely impact stockholders' equity.

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

Financial institutions face a variety of risks from cyber attacks including liquidity, capital, operational, compliance and reputation risks, resulting from fraud, data loss, extortion and disruption of customer service. The occurrence of any failure, breach or interruption in service involving our systems or those of our service providers, including as a result of a cyber attack, could damage our reputation, cause losses, increase our expenses and result in a loss of customers, cause an increase in regulatory scrutiny or expose us to civil litigation and possibly financial liability, any of which could adversely impact our financial condition, results of operations and the market price of our stock.
Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger, our deposits and our loans. In the normal course of our business, we collect, process, retain and transmit (by email and other electronic means) sensitive and confidential information regarding our customers, employees and others. We also outsource certain aspects of our data processing to certain third party providers. In addition to confidential information regarding our customers, employees and others, we, and in some cases a third party, compile, process, transmit and store proprietary, non-public information concerning our business, operations, plans and strategies.

Information security risks for financial institutions have increased recently in part because of evolving technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. Cyber criminals and activists use a variety of tactics, such as ransomware, denial of service, and theft of sensitive business and customer information to extort payment or other concessions from victims. In some cases, these attacks have caused significant impacts on businesses' access to data and ability to provide services. Other businesses have incurred serious damage through the release of sensitive information. We are not able to anticipate or implement effective preventive measures against all incidents of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources.

We use a variety of physical, procedural and technological safeguards to prevent or limit the impact of system failures, interruptions and security breaches and to protect confidential information from mishandling, misuse or loss, including detection and response mechanisms designed to contain and mitigate security incidents. However, there can be no assurance that such events will not occur or that they will be promptly detected and adequately addressed if they do, and early detection of security breaches may be thwarted by sophisticated attacks and malware designed to avoid detection. If there is a failure in or breach of our computer systems or networks, or those of a third-party service provider, the confidential and other information processed and stored in, and transmitted through, such computer systems and networks could potentially be jeopardized, or could otherwise cause interruptions or malfunctions in our operations or the operations of our customers, clients or counterparties.

Our business and operations depend on the secure processing, storage and transmission of confidential and other information in our computer systems and networks and those of our third party service providers. Although we devote significant resources and management focus to ensuring the integrity of our systems through information security measures, risk management practices, relationships with threat intelligence providers and business continuity planning, our facilities, computer systems, software and networks, and those of our third party service providers, may be vulnerable to external or internal security breaches, acts of vandalism, unauthorized access, misuse, computer viruses or other malicious code and cyber attacks that could have a security impact. In addition, breaches of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to our confidential or other information or the confidential or other information of our customers, clients or counterparties. While we regularly conduct security and risk assessments on our systems and those of our third party service providers, there can be no assurance that their information security protocols are sufficient to withstand a cyber attack or other security breach.

The occurrence of any of the foregoing could subject us to litigation or regulatory scrutiny, cause us significant reputational damage or erode confidence in the security of our systems, products and services, cause us to lose customers or have greater difficulty in attracting new customers, have an adverse effect on the value of our common stock or subject us to financial losses that may not be covered by insurance, any of which could have a material adverse effect on our business, financial condition or results of operations. Furthermore, as information security risks and cyber threats continue to evolve, we may be required to expend significant additional resources to further enhance or modify our information security measures and/or to investigate and remediate any information security vulnerabilities or other exposures arising from operational and security risks.

An economic downturn, especially one affecting our geographic market area, could adversely affect our operations and financial results.
Our primary lending emphasis is the origination and purchase of one- to four-family first loans on residential properties; therefore, we are particularly exposed to downturns in regional housing markets and, to a lesser extent, the U.S. housing market. The primary risks inherent in our one- to four-family loan portfolio are declines in economic conditions, elevated levels of unemployment or underemployment, and declines in residential real estate values. Any one or a combination of these events may have an adverse impact on borrowers' ability to repay their loans, which could result in increased delinquencies, non-performing assets, loan losses, and future loan loss provisions.

Additionally, we have a concentration of loans secured in Kansas and Missouri due to our lending practices. Approximately 59% of our loan portfolio is comprised of loans secured by property located in Kansas, and approximately 19% is comprised of loans secured by property located in Missouri.  This makes us vulnerable to a downturn in local economies and real estate markets.  Adverse conditions in these local economies such as inflation, unemployment, recession, natural disasters, or other factors beyond our control, could impact the ability of our borrowers to repay their loans.  Decreases in local real estate values could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure. Currently, there is not a single employer or industry in the area on which the majority of our customers are dependent.

The increase in multi-family and commercial real estate and construction loans in our loan portfolio exposes us to increased lending risks.
A growing portion of our loan portfolio consists of multi-family and commercial real estate and construction loans.  These types of loans generally expose the Bank to a greater risk of delinquencies, non-performing assets, loan losses, and future loan loss provisions than one- to four-family residential real estate loans because repayment of such loans often depends on the successful operations of a business or of the underlying property.  Additionally, such loans often involve multiple loans to single borrowers or groups of related borrowers, and generally have significantly larger average loan balances compared to one- to four-family residential real estate loans.  As a result, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential real estate loan.  Also, a large portion of our multi-family and commercial real estate and construction loans were originated/participated in during the past two fiscal years, which makes it difficult to assess the future performance of these loans because of their relatively limited payment history from which to judge future collectability. We continually monitor the level of risk in the portfolio, including concentrations in such factors as geographic locations, property types, tenant brand name, borrowing relationships, and lending relationships in the case of participation loans, among other factors.

We may be required to provide remedial consideration to borrowers whose loans we purchase from correspondent and nationwide lenders if it is discovered that the originating company did not properly comply with lending regulations during the origination process.
We purchase whole one- to four-family loans from correspondent and nationwide lenders. While loans purchased on a loan-by-loan basis from correspondent lenders are underwritten by the Bank's underwriters and loans purchased in bulk packages from correspondent and nationwide lenders are evaluated on a certain set of criteria before being purchased, we are still subject to some risks associated with the loan origination process itself. By law, loan originators are required to comply with lending regulations at all times during the origination process. Certain compliance related risks associated with the origination process itself may shift from the originating company to the Bank once the Bank purchases the loan. Should it be discovered, at any point, that an instance of noncompliance occurred by the originating company during the origination process, the Bank may still be held responsible and required to remedy the issue for the loans it purchased from the originator. Remedial actions can include such actions as refunding interest paid to the borrower and adjusting the contractual interest rate on the loan to the current market rate if advantageous to the borrower. The Bank no longer purchases loans in bulk from nationwide lenders due primarily to these risks.

Strong competition may limit growth and profitability.
While we are one of the largest mortgage loan originators in the state of Kansas, we compete in the same market areas as local, regional, and national banks, credit unions, mortgage brokerage firms, investment banking firms, investment brokerage firms, and savings institutions. We must also compete with online investment and mortgage brokerages and online banks that are not confined to any specific market area.  Many of these competitors operate on a national or regional level, are a conglomerate of various financial services providers housed under one corporation, or otherwise have substantially greater financial or technological resources than the Bank. We compete primarily on the basis of the interest rates offered to depositors, the terms of loans offered to borrowers, and the benefits afforded to customers as a local institution and portfolio lender. Should we face competitive pressure to increase deposit rates or decrease loan rates, our net interest income could be adversely affected. Additionally, our competitors may offer products and services that we do not or cannot provide, as certain deposit and loan products fall outside of our accepted level of risk.  Our profitability depends upon our ability to compete in our local market areas.

We operate in a highly regulated industry, which limits the manner and scope of our business activities and will continue to increase our operational and compliance costs.
We are subject to extensive regulation, supervision, and examination by the OCC, FRB, and the FDIC. These regulatory authorities exercise broad discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank's operations, reclassify assets, determine the adequacy of a bank's ACL, and determine the level of deposit insurance premiums assessed. The Dodd-Frank Act created the CFPB with broad powers to supervise and enforce consumer protection laws, including a wide range of consumer protection laws that apply to all banks and savings institutions, like the authority to prohibit "unfair, deceptive or abusive" acts and practices. The CFPB also has examination and enforcement authority over all banks with end-of-period regulatory assets exceeding $10 billion for four consecutive quarters. The Company does not currently have regulatory assets in excess of $10 billion and has not exceeded $10 billion in regulatory assets for four consecutive quarters, but it may at some point in the future. Banks with $10 billion or less in end-of-period regulatory assets will continue to be examined for compliance with the consumer laws and regulations of the CFPB by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws. Change in the authority and oversight of any of these agencies, whether in the form of regulatory policy, new regulations or legislation, or additional deposit insurance premiums, could have a material impact on our operations.

Since the enactment of the Dodd-Frank Act, the CFPB has issued a number of new rules and regulations and changed existing consumer protections regulations, including new rules that generally prohibit creditors from extending mortgage loans without regard for the consumer's ability-to-repay and add restrictions and requirements to mortgage origination and servicing practices. In addition, these rules limit prepayment penalties and require the creditor to retain evidence of compliance with the ability-to-repay requirement for three years.  Compliance with these rules has, and may continue to, change our underwriting practices with respect to mortgage loans and increase our overall regulatory compliance costs.  Moreover, these rules may adversely affect the volume of mortgage loans that we originate and may subject us to increased potential liabilities related to such residential loan origination activities.

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
The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company, and also on the availability of cash at the holding company level in the event earnings are not sufficient to pay dividends.

The Company's risk-management framework may not be effective in mitigating risk and loss.
The Company maintains an enterprise risk management program that is designed to identify, quantify, monitor, report, and control the risks that it faces. These risks include: interest-rate, credit, liquidity, operations, reputation, compliance and litigation. While the Company assesses and improves this program on an ongoing basis, there can be no assurance that its approach and framework for risk management and related controls will effectively mitigate all risk and limit losses in its business. If conditions or circumstances arise that expose flaws or gaps in the Company's risk-management program, or if its controls break down, the performance and value of its business could be adversely affected.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
At September 30, 2015, we had 37 traditional branch offices and 10 in-store branch offices. The Bank owns the office building and related land in which its home office and executive offices are located, and 28 of its other branch offices. The remaining 18 branches are either leased or partially owned.

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
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing
Capitol Federal Financial, Inc. common stock is traded on the Global Select tier of the NASDAQ Stock Market under the symbol "CFFN". At November 17, 2015, there were approximately 10,316 Capitol Federal Financial, Inc. stockholders of record.

Price Range of Common Stock
The high and low sales prices for the common stock as reported on the NASDAQ Stock Market, as well as dividends declared per share, are reflected in the table below.

FISCAL YEAR 2015	HIGH	LOW	DIVIDENDS
First Quarter	$13.12	$11.78	$0.335
Second Quarter	12.92	12.22	0.085
Third Quarter	12.67	11.75	0.335
Fourth Quarter	12.33	11.61	0.085

FISCAL YEAR 2014	HIGH	LOW	DIVIDENDS
First Quarter	$13.21	$11.69	$0.505
Second Quarter	12.91	11.78	0.075
Third Quarter	12.74	11.75	0.325
Fourth Quarter	12.44	11.61	0.075

Share Repurchases
The Company completed its stock repurchase plan during the fourth quarter of fiscal year 2015. The plan, announced in November 2012, authorized the repurchase of up to $175.0 million in stock and had no expiration date. On October 28, 2015, the Company announced a new stock repurchase plan for up to $70.0 million of common stock. The new plan does not have an expiration date. Since the Company completed its second-step conversion in December 2010, $368.0 million worth of shares have been repurchased.

The following table summarizes our share repurchase activity during the three months ended September 30, 2015 and additional information regarding our share repurchase program.

				Approximate
	Total		Total Number of	Dollar Value of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
	Purchased	per Share	Announced Plans	Under the Plan
July 1, 2015 through
July 31, 2015	320,310	$12.06	320,310	$15,182,220
August 1, 2015 through
August 31, 2015	971,799	11.94	971,799	3,581,627
September 1, 2015 through
September 30, 2015	304,000	11.85	304,000	—
Total	1,596,109	11.94	1,596,109	—

Stockholders and General Inquiries
Copies of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 are available at no charge to stockholders upon request. Please direct requests or inquiries to: James D. Wempe, Director, Investor Relations, 700 South Kansas Avenue, Topeka, KS 66603, (785) 270-6055, or jwempe@capfed.com.

Stockholder Return Performance Presentation
In addition to showing the cumulative returns for the Company's common stock and the NASDAQ Composite index, the stock performance graph contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2014 included the SNL Midcap Bank & Thrift index. The Company believes that a better industry comparison would be provided by using the SNL U.S. Bank & Thrift index instead of the SNL Midcap Bank & Thrift index, as the SNL U.S. Bank & Thrift index aligns more closely with the peer group of companies considered by the Company in connection with executive compensation matters. In accordance with Item 201(e) of Regulation S-K of the Securities and Exchange Commission, which requires the inclusion of all new indices and all indices used in the immediately preceding year, the line graph below compares the cumulative total stockholder return on the Company's common stock to the cumulative total return of the NASDAQ Composite index, the SNL U.S. Bank and Thrift index, and the SNL Midcap Bank and Thrift index for the period September 30, 2010 through September 30, 2015. The information presented below assumes $100 invested on September 30, 2010 in the Company's common stock and in each of the indices, and assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

Source: SNL Financial LC	Period Ending
Index	9/30/2010	9/30/2011	9/30/2012	9/30/2013	9/30/2014	9/30/2015
Capitol Federal Financial, Inc.	100.00	107.18	125.70	142.08	146.41	160.69
NASDAQ Composite	100.00	103.00	134.56	165.51	199.72	208.01
SNL Midcap Bank & Thrift Index	100.00	81.43	109.48	139.94	149.40	171.94
SNL U.S. Bank & Thrift	100.00	79.24	111.97	145.67	171.68	175.27

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

	September 30,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Selected Balance Sheet Data:
Total assets	$9,844,161	$9,865,028	$9,186,449	$9,378,304	$9,450,799
Loans receivable, net	6,625,027	6,233,170	5,958,868	5,608,083	5,149,734
Securities:
AFS	758,171	840,790	1,069,967	1,406,844	1,486,439
HTM	1,271,122	1,552,699	1,718,023	1,887,947	2,370,117
FHLB stock	150,543	213,054	128,530	132,971	126,877
Deposits	4,832,520	4,655,272	4,611,446	4,550,643	4,495,173
FHLB borrowings	3,270,521	3,369,677	2,513,538	2,530,322	2,379,462
Repurchase agreements	200,000	220,000	320,000	365,000	515,000
Stockholders' equity	1,416,226	1,492,882	1,632,126	1,806,458	1,939,529

	For the Year Ended September 30,
	2015	2014	2013	2012	2011
	(Dollars and counts in thousands, except per share amounts)
Selected Operations Data:
Total interest and dividend income	$297,362	$290,246	$298,554	$328,051	$346,865
Total interest expense	107,594	106,103	120,394	143,170	178,131
Net interest and dividend income	189,768	184,143	178,160	184,881	168,734
Provision for credit losses	771	1,409	(1,067)	2,040	4,060
Net interest and dividend income after
provision for credit losses	188,997	182,734	179,227	182,841	164,674
Retail fees and charges	14,897	14,937	15,342	15,915	15,509
Other non-interest income	6,243	8,018	7,947	8,318	9,486
Total non-interest income	21,140	22,955	23,289	24,233	24,995
Salaries and employee benefits	43,309	43,757	49,152	44,235	44,913
Other non-interest expense	51,060	46,780	47,795	46,840	87,404
Total non-interest expense	94,369	90,537	96,947	91,075	132,317
Income before income tax expense	115,768	115,152	105,569	115,999	57,352
Income tax expense	37,675	37,458	36,229	41,486	18,949
Net income	$78,093	$77,694	$69,340	$74,513	$38,403

Basic earnings per share	$0.58	$0.56	$0.48	$0.47	$0.24	(3)
Average basic shares outstanding	135,384	139,440	144,847	157,913	162,625
Diluted earnings per share	$0.58	$0.56	$0.48	$0.47	$0.24	(3)
Average diluted shares outstanding	135,409	139,442	144,848	157,916	162,633

	2015		2014		2013	2012	2011
Performance Ratios:
Return on average assets	0.83%	(1)	0.85%	(1)	0.75%	0.79%	0.41%	(3)
Return on average equity	5.13	(1)	4.97	(1)	4.14	3.93	2.20	(3)
Dividends paid per share	$0.84		$0.98		$1.00	$0.40	$1.63
Dividend payout ratio	146.19%		177.84%		211.75%	85.58%	390.88%
Operating expense ratio	0.84		0.96		1.05	0.97	1.40	(3)
Efficiency ratio	44.74		43.72		48.13	43.55	68.30	(3)
Ratio of average interest-earning assets
to average interest-bearing liabilities	1.14x		1.18x		1.21x	1.24x	1.22x
Net interest margin	2.07%	(1)	2.07%	(1)	1.97%	2.01%	1.84%

Interest rate spread information:
Average during period	1.87	(1)	1.84	(1)	1.70	1.64	1.42
End of period	1.85		1.84		1.72	1.68	1.60

Asset Quality Ratios:
Non-performing assets to total assets	0.31		0.29		0.33	0.43	0.40
Non-performing loans to total loans	0.39		0.40		0.44	0.57	0.51
ACL to non-performing loans	36.41		37.04		33.36	34.88	58.34
ACL to loans receivable, net	0.14		0.15		0.15	0.20	0.30

Capital Ratios:
Equity to total assets at end of period	14.39		15.13		17.77	19.26	20.52
Average equity to average assets	13.11		16.45		18.12	20.11	18.50
Company Tier 1 leverage ratio	12.6		N/A		N/A	N/A	N/A
Bank Tier 1 leverage ratio(2)	11.3		13.2		14.8	14.6	15.1

Other Data:
Number of traditional offices	37		37		36	36	35
Number of in-store offices	10		10		10	10	10

(1)
These ratios were adjusted to exclude the effects of the daily leverage strategy. This adjusted financial data is not presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The table below presents the actual GAAP ratios, the adjustments for the daily leverage strategy, and the adjusted (non-GAAP) ratios presented above. Management believes it is important for comparability purposes to provide these adjusted financial ratios because of the unique nature of the daily leverage strategy.

	For the Year Ended September 30, 2015			For the Year Ended September 30, 2014
	Actual	Daily Leverage	Adjusted	Actual	Daily Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Return on average assets	0.70%	(0.13)%	0.83%	0.82%	(0.03)%	0.85%
Return on average equity	5.32	0.19	5.13	5.00	0.03	4.97
Net interest margin	1.73	(0.34)	2.07	2.00	(0.07)	2.07
Average interest rate spread	1.59	(0.28)	1.87	1.79	(0.05)	1.84

(2)
In periods prior to September 30, 2015, this ratio was calculated using end-of-period total assets in the denominator in accordance with regulatory capital requirements at that point in time. As of September 30, 2015, this ratio is calculated using current quarter average assets in the denominator in accordance with current regulatory capital requirements.

(3)
Excluding the $40.0 million ($26.0 million, net of income tax benefit) contribution to the Capitol Federal Foundation (the "Foundation"), basic and diluted earnings per share would have been $0.40, return on average assets would have been 0.68%, return on average equity would have been 3.69%, the operating expense ratio would have been 0.98%, and the efficiency ratio would have been 47.65%. Management believes it is important for comparability purposes to provide these adjusted financial data because of the magnitude and non-recurring nature of the contribution to the Foundation. Set forth below is a reconciliation of the adjusted financial data to the financial data calculated and presented in accordance with GAAP:

	For the Year Ended September 30, 2011
	Actual	Contribution	Adjusted
	(GAAP)	to Foundation	(Non-GAAP)
Basic and diluted earnings per share	$0.24	$(0.16)	$0.40
Return on average assets	0.41%	(0.27)%	0.68%
Return on average equity	2.20	(1.49)	3.69
Operating expense ratio	1.40	0.42	0.98
Efficiency ratio	68.30	20.65	47.65

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

Executive Summary
The Company's common stock is traded on the Global Select tier of the NASDAQ Stock Market under the symbol "CFFN." The Company provides a full range of retail banking services through the Bank, which is a wholly-owned subsidiary of the Company, headquartered in Topeka Kansas. The Bank has 37 traditional and 10 in-store banking offices serving primarily the metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia and Salina, Kansas and portions of the metropolitan area of greater Kansas City. We have been, and intend to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve.

The Company's results of operations are primarily dependent on net interest and dividend income, which is the difference between the interest earned on loans, MBS, investment securities, and cash, along with dividends received on FHLB stock, and the interest paid on deposits and borrowings. On a weekly basis, management reviews deposit flows, loan demand, cash levels, and changes in several market rates to assess all pricing strategies. The Bank's pricing strategy for first mortgage loan products includes setting interest rates based on secondary market prices and local competitor pricing for our local lending markets, and secondary market prices and national competitor pricing for our correspondent lending markets. Generally, deposit pricing is based upon a survey of competitors in the Bank's market areas, and the need to attract funding and retain maturing deposits. The majority of our loans are fixed-rate products with maturities up to 30 years, while the majority of our retail deposits have maturity or repricing dates of less than two years.

Economic conditions in the Bank's local market areas have a significant impact on the ability of borrowers to repay loans and the value of the collateral securing these loans. The industries in our market areas are very diversified, specifically in the Kansas City metropolitan statistical area, which comprises the largest segment of our loan portfolio and deposit base. As of October 2015, the unemployment rate was 4.1% for Kansas and 5.0% for Missouri, compared to the national average of 5.0% based on information from the Bureau of Economic Analysis. The Kansas City market area has an average household income of approximately $75 thousand per annum, based on 2015 estimates from the American Community Survey, which is a statistical survey by the U.S. Census Bureau. The average household income in our combined market areas is approximately $70 thousand per annum, with 90% of the population at or above the poverty level, also based on the 2015 estimates from the American Community Survey. The FHFA price index for Kansas and Missouri has not experienced significant fluctuations during the past 10 years, unlike other market areas of the United States, which indicates relative stability in property values in our local market areas.

During fiscal year 2015, the Bank continued to utilize the daily leverage strategy to increase earnings. The daily leverage strategy, during the current fiscal year, involved borrowing up to $2.10 billion on the Bank's FHLB line of credit in two leverage tiers. The first tier remained borrowed on the FHLB line of credit for the entire fiscal year except at December 31, 2014 and June 30, 2015, when the outstanding balance was repaid to reduce regulatory assessments. The second, and larger, tier was borrowed at the beginning of each quarter and paid off prior to quarter end, for regulatory purposes. The proceeds of the borrowings, net of the required FHLB stock holdings, were deposited at the Federal Reserve Bank of Kansas City. The increase in average assets resulting from the strategy increased the Bank's federal insurance premium during the current fiscal year. Additionally, the Bank's Tier 1 leverage ratio decreased from September 30, 2014 to September 30, 2015, as the ratio is calculated using Call Report total average assets. The daily leverage strategy has had minimal impact on the Bank's interest rate risk and liquidity.

Net income attributable to the daily leverage strategy was $2.8 million during fiscal year 2015 and $501 thousand during fiscal year 2014. The pre-tax yield of the daily leverage strategy, which is defined as the annualized pre-tax income resulting from the transaction as a percentage of the interest-earning assets associated with the transaction, was 0.20% for fiscal year 2015. Management expects to continue this strategy in fiscal year 2016, but intends to repay the entire FHLB line of credit amount at each quarter end. Additionally, it is expected that net income attributed to the daily leverage strategy will decrease in fiscal year 2016 compared to fiscal year 2015, as the rate on the FHLB line of credit is in excess of the yield on the cash deposited at the Federal Reserve Bank as of September 30, 2015. However, the strategy will continue to generate income due to the approximate 6% yield on the FHLB stock.

For fiscal year 2015, the Company recognized net income of $78.1 million, or $0.58 per share, compared to net income of $77.7 million, or $0.56 per share, for fiscal year 2014. The increase in earnings per share was due mainly to the reduced number of shares outstanding as a result of the repurchase of shares pursuant to the Company's recently completed $175.0 million stock repurchase plan. The $399 thousand, or 0.5%, increase in net income was due primarily to the daily leverage strategy. The net interest margin decreased 27 basis points, from 2.00% for the prior fiscal year, to 1.73% for the current fiscal year as a result of the daily leverage strategy. Excluding the effects of the daily leverage strategy, the net interest margin would have been 2.07% for the current fiscal year and the prior fiscal year. The positive impact on the net interest margin resulting from the shift in the mix of interest-earning assets from relatively lower yielding securities to higher yielding loans was offset by a decrease in market interest rates.

Total assets were $9.84 billion at September 30, 2015 compared to $9.87 billion at September 30, 2014. Loans receivable, net, increased $391.9 million from September 30, 2014, to $6.63 billion at September 30, 2015. The majority of the loan growth was funded with cash flows from the MBS portfolio. During the current fiscal year, the Bank originated and refinanced $780.5 million of loans with a weighted average rate of 3.61%, purchased $651.0 million of loans from correspondent lenders with a weighted average rate of 3.47%, and participated in $60.3 million of commercial real estate loans with a weighted average rate of 4.06%.

Total liabilities were $8.43 billion at September 30, 2015 compared to $8.37 billion at September 30, 2014. The $55.8 million increase was due primarily to a $177.2 million, or 3.8%, increase in the deposit portfolio, partially offset by a $99.2 million decrease in FHLB borrowings. The growth in deposits was primarily in the retail certificate of deposit portfolio and checking portfolio, which increased $89.1 million and $47.7 million, respectively. The decrease in FHLB borrowings was due primarily to the daily leverage strategy activity.

Stockholders' equity was $1.42 billion at September 30, 2015 compared to $1.49 billion at September 30, 2014. The $76.7 million decrease between periods was due primarily to the payment of $114.2 million in cash dividends and the repurchase of $46.4 million of common stock, partially offset by net income of $78.1 million.

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

Each quarter, we prepare a formula analysis model which segregates our loan portfolio into categories based on certain risk characteristics such as loan type (one- to four-family, multi-family, etc.), interest payments (fixed-rate and adjustable-rate), loan source (originated, correspondent purchased, or bulk purchased), LTV ratios, borrower's credit score and payment status (i.e. current or number of days delinquent). Consumer loans, such as second mortgages and home equity lines of credit, with the same underlying collateral as a one- to four-family loan are combined with the one- to four-family loan in the formula analysis to calculate a combined LTV ratio.

Quantitative loss factors are applied to each loan category in the formula analysis model based on the historical net loss experience for each respective loan category. Additionally, qualitative loss factors that management believes impact the collectability of the loan portfolio as of the evaluation date are applied to certain loan categories.  Loss factors increase as loans are classified or become delinquent. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1 – Summary of Significant Accounting Policies" for additional information related the quantitative and qualitative factors utilized in the formula analysis model.

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

Management utilizes the formula analysis model, along with considering several other data elements, when evaluating the adequacy of the ACL. Such data elements include the trend and composition of delinquent loans, results of foreclosed property and short sale transactions, charge-off trends, the current status and trends of local and national economic conditions (particularly levels of unemployment), trends and current conditions in the real estate and housing markets, and loan portfolio growth and concentrations. Since our loan portfolio is primarily concentrated in one- to four-family real estate, management monitors residential real estate market value trends in the Bank's local market areas and geographic sections of the U.S. by reference to various industry and market reports, economic releases and surveys, and management's general and specific knowledge of the real estate markets in which we lend, in order to determine what impact, if any, such trends may have on the level of ACL. Reviewing these data elements assists management in evaluating the overall credit quality of the loan portfolio and the reasonableness of the ACL on an ongoing basis, and whether changes need to be made to our ACL methodology. In addition, the adequacy of the Company's ACL is reviewed during bank regulatory examinations. We consider any comments from our regulators when assessing the appropriateness of our ACL. We seek to apply ACL methodology in a consistent manner; however, the methodology can be modified in response to changing conditions.

Fair Value Measurements.  The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures in accordance with Accounting Standard Codification ("ASC") 820 and ASC 825. The Company groups its assets at fair value in three levels based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value, with Level 1 (quoted prices for identical assets in an active market) being considered the most reliable, and Level 3 having the most unobservable inputs and therefore being considered the least reliable.  The Company bases its fair values on the price that would be received from the sale of an asset in an orderly transaction between market participants at the measurement date.  The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The Company did not have any liabilities that were measured at fair value at September 30, 2015.

The Company's AFS securities are its most significant assets measured at fair value on a recurring basis.  Changes in the fair value of AFS securities are recorded, net of tax, as AOCI in stockholders' equity.  The Company primarily uses prices obtained from third party pricing services to determine the fair value of its securities. Various modeling techniques are used to determine pricing for the Company's securities, including option pricing, discounted cash flow models, and similar techniques. The inputs to these models may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.  There is one security, with a balance of $1.9 million at September 30, 2015, in the AFS portfolio that has significant unobservable inputs requiring the independent pricing services to use some judgment in pricing the related securities.  This AFS security is classified as Level 3.  All other AFS securities are classified as Level 2.

Loans individually evaluated for impairment and OREO are the Company's significant assets measured at fair value on a non-recurring basis. These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.  Fair values of loans individually evaluated for impairment are estimated through current appraisals or analyzed based on market indicators. OREO fair values are estimated using current appraisals or listing prices. Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.

Recent Accounting Pronouncements
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

Management Strategy
We are a community-oriented financial institution dedicated to serving the needs of customers in our market areas. Our commitment is to provide qualified borrowers the broadest possible access to home ownership through our mortgage lending programs and to offer a complete set of personal banking products and services to our customers.  We strive to enhance stockholder value while maintaining a strong capital position.  To achieve these goals, we focus on the following strategies:

•
Residential Portfolio Lending. We are one of the leading originators of one- to four-family loans in the state of Kansas.  We originate these loans primarily for our own portfolio, and we service the loans we originate. We also purchase one- to four-family loans from correspondent lenders. We offer both fixed- and adjustable-rate products with various terms to maturity and pricing options.  We maintain strong relationships with local real estate agents to attract mortgage loan business. We rely on our marketing efforts and customer service reputation to attract mortgage business from walk-in customers, customers that apply online, and existing customers.

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

•
Cost Control. We generally are very effective at controlling our costs of operations. By using technology, we are able to centralize our loan servicing and deposit support functions for efficient processing.  We have located our branches to serve a broad range of customers through relatively few branch locations.  Our average deposit base per traditional branch at September 30, 2015 was approximately $115.5 million.  This large average deposit base per branch helps to control costs.  Our one- to four-family lending strategy and our effective management of credit risk allows us to service a large portfolio of loans at efficient levels because it costs less to service a portfolio of performing loans.

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

•
Stockholder Value. We strive to enhance stockholder value while maintaining a strong capital position.  One way that we continue to provide returns to stockholders is through our dividend payments.  Total dividends declared and paid during fiscal year 2015 were $114.2 million, including a $0.25 per share, or $33.9 million, True Blue® Capitol Dividend paid in June 2015.  The Company's cash dividend payout policy is reviewed quarterly by management and the Board of Directors, and the ability to pay dividends under the policy depends upon a number of factors, including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company level. It is the intent of the Board of Directors to continue to pay regular quarterly and special cash dividends each year, and for fiscal year 2016, it is the intent of the Board of Directors and management to continue with the payout of 100% of the Company's earnings to its stockholders.  Another way we have provided returns to stockholders is through our share repurchase programs. During fiscal year 2015, the Company repurchased 3,875,581 shares of common stock at an average price of $11.99 per share, for a total cost of $46.4 million.

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

Financial Condition
Assets. Total assets were $9.84 billion at September 30, 2015 compared to $9.87 billion at September 30, 2014. In fiscal year 2015, management continued the strategy of moving cash flows from the relatively lower yielding securities portfolio to the higher yielding loans receivable portfolio.

Loans Receivable. The loans receivable portfolio, net, increased $391.9 million, or 6.3%, to $6.63 billion at September 30, 2015, from $6.23 billion at September 30, 2014. The increase in the portfolio was due primarily to originations and purchases outpacing principal repayments between periods. During fiscal year 2015, the Bank originated and refinanced $780.5 million of loans, purchased $651.0 million of loans from correspondent lenders, and participated in $60.3 million of commercial real estate loans. The growth in the loan portfolio was primarily funded with cash flows from the MBS portfolio.

The following table presents the balance and weighted average rate of our loan portfolio as of the dates indicated. The weighted average rate of the loan portfolio decreased 10 basis points from 3.76% at September 30, 2014 to 3.66% at September 30, 2015. The decrease in the weighted average rate was due primarily to adjustable-rate loans, endorsements, and refinances repricing loans to lower market rates along with originations and purchases of loans with rates lower than the weighted average rate of the existing portfolio. Within the one- to four-family loan portfolio at September 30, 2015, 64% of the loans had a balance at origination of less than $417 thousand.

	September 30, 2015		September 30, 2014
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Real estate loans:
One- to four-family	$6,342,412	3.63%	$5,972,031	3.72%
Multi-family and commercial	110,938	4.14	75,677	4.39
Construction:
One- to four-family	75,152	3.57	72,113	3.66
Multi-family and commercial	54,768	4.13	34,677	4.01
Total construction	129,920	3.80	106,790	3.77
Total real estate loans	6,583,270	3.64	6,154,498	3.73

Consumer loans:
Home equity	125,844	5.00	130,484	5.14
Other	4,179	4.03	4,537	4.16
Total consumer loans	130,023	4.97	135,021	5.11
Total loans receivable	6,713,293	3.66	6,289,519	3.76

Less:
Undisbursed loan funds	90,565		52,001
ACL	9,443		9,227
Discounts/unearned loan fees	24,213		23,687
Premiums/deferred costs	(35,955)		(28,566)
Total loans receivable, net	$6,625,027		$6,233,170

The following table presents, for our portfolio of one- to four-family loans, the balance, percentage of total, weighted average credit score, weighted average LTV ratio, and average balance per loan at the dates presented. Credit scores are updated at least semiannually, with the last update in September 2015, from a nationally recognized consumer rating agency. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

	September 30, 2015
		% of	Credit		Average
	Amount	Total	Score	LTV	Balance
	(Dollars in thousands)
Originated	$4,010,517	63.2%	765	64%	$129
Correspondent purchased	1,846,213	29.1	764	68	344
Bulk purchased	485,682	7.7	752	65	310
	$6,342,412	100.0%	764	65	167

	September 30, 2014
		% of	Credit		Average
	Amount	Total	Score	LTV	Balance
	(Dollars in thousands)
Originated	$3,978,396	66.6%	764	64%	$127
Correspondent purchased	1,431,745	24.0	764	68	332
Bulk purchased	561,890	9.4	749	67	311
	$5,972,031	100.0%	763	65	159

Loan Activity - The following tables summarize activity in our loan portfolio, along with weighted average rates where applicable, for the periods indicated, excluding changes in undisbursed loan funds, ACL, discounts/unearned loan fees, and premiums/deferred costs. Loans that were paid-off as a result of refinances are included in repayments. Purchased loans include purchases from correspondent lenders and participations with other lead banks. Loan endorsements are not included in the activity in the following tables because a new loan is not generated at the time of the endorsement. The endorsed balance and rate are included in the ending loan portfolio balance and rate. During the fiscal years ended September 30, 2015 and 2014, the Bank endorsed $121.6 million and $36.4 million of one- to four-family loans, respectively, reducing the average rate on those loans by 98 and 113 basis points, respectively.

	For the Three Months Ended
	September 30, 2015		June 30, 2015		March 31, 2015		December 31, 2014
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$6,547,702	3.67%	$6,418,780	3.71%	$6,317,251	3.74%	$6,289,519	3.76%
Originated and refinanced:
Fixed	165,646	3.73	207,895	3.50	131,532	3.49	101,270	3.74
Adjustable	51,634	3.59	47,609	3.55	36,053	3.63	38,878	3.75
Purchased and participations:
Fixed	164,397	3.64	147,887	3.51	144,370	3.56	94,374	3.74
Adjustable	65,722	3.69	29,046	2.92	41,858	2.94	23,705	2.96
Repayments	(280,671)		(301,835)		(250,422)		(228,940)
Principal charge-offs, net	(158)		(128)		(166)		(103)
Other	(979)		(1,552)		(1,696)		(1,452)
Ending balance	$6,713,293	3.66	$6,547,702	3.67	$6,418,780	3.71	$6,317,251	3.74

	For the Year Ended September 30,
	2015		2014
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$6,289,519	3.76%	$6,011,799	3.82%
Originations and refinances:
Fixed	606,343	3.60	387,714	4.00
Adjustable	174,174	3.62	179,194	3.74
Purchases and participations:
Fixed	551,028	3.60	410,549	3.93
Adjustable	160,331	3.25	163,234	3.20
Repayments	(1,061,868)		(857,573)
Principal charge-offs, net	(555)		(1,004)
Other	(5,679)		(4,394)
Ending balance	$6,713,293	3.66	$6,289,519	3.76

The following table presents loan origination, refinance, and purchase activity for the periods indicated, excluding endorsement activity, along with associated weighted average rates and percent of total. The fixed-rate one- to four-family loans less than or equal to 15 years have an original maturity at origination of less than or equal to 15 years, while fixed-rate one- to four-family loans greater than 15 years have an original maturity at origination of greater than 15 years. The adjustable-rate one- to four-family loans less than or equal to 36 months have a term to first reset of less than or equal to 36 months at origination, and adjustable-rate one- to four-family loans greater than 36 months have a term to first reset of greater than 36 months at origination. Of the $697.1 million of one- to four-family loans originated and refinanced during the current fiscal year, 77% had loan values of $417 thousand or less. Of the $651.0 million of one- to four-family correspondent loans purchased during the current fiscal year, 26% had loan values of $417 thousand or less.

	For the Year Ended
	September 30, 2015			September 30, 2014
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family:
<= 15 years	$335,062	2.99%	22.4%	$191,563	3.27%	16.8%
> 15 years	785,290	3.83	52.6	551,696	4.19	48.4
Multi-family and commercial real estate	32,580	3.86	2.2	51,000	3.85	4.5
Home equity	3,670	6.10	0.2	2,863	6.16	0.2
Other	769	8.07	0.1	1,141	7.44	0.1
Total fixed-rate	1,157,371	3.60	77.5	798,263	3.96	70.0

Adjustable-rate:
One- to four-family:
<= 36 months	6,871	2.61	0.5	7,984	2.76	0.7
> 36 months	220,886	2.98	14.8	248,551	3.13	21.8
Multi-family and commercial real estate	35,236	4.25	2.4	14,358	4.34	1.3
Home equity	69,975	4.58	4.7	70,066	4.64	6.1
Other	1,537	3.11	0.1	1,469	3.17	0.1
Total adjustable-rate	334,505	3.44	22.5	342,428	3.48	30.0

Total originated, refinanced and purchased	$1,491,876	3.57	100.0%	$1,140,691	3.82	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$525,946	3.59		$366,599	3.95
Participations - commercial real estate	25,082	3.79		43,950	3.81
Total fixed-rate purchased/participations	551,028	3.60		410,549	3.93

Adjustable-rate:
Correspondent - one- to four-family	125,095	2.96		148,876	3.09
Participations - commercial real estate	35,236	4.25		14,358	4.34
Total adjustable-rate purchased/participations	160,331	3.25		163,234	3.20
Total purchased/participation loans	$711,359	3.52		$573,783	3.72

The following table presents originated, refinanced, and correspondent purchased activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average LTVs and weighted average credit scores for the periods indicated.

	For the Year Ended
	September 30, 2015			September 30, 2014
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$563,107	77%	770	$421,120	78%	768
Refinanced by Bank customers	133,961	68	768	63,199	68	763
Correspondent purchased	651,041	74	765	515,475	75	762
	$1,348,109	75	768	$999,794	76	765

The following table presents the amount, percent of total, and weighted average rate, by state, for one- to four-family loan originations and correspondent purchases where originations and purchases in the state exceeded five percent of the total amount originated and purchased during the year ended September 30, 2015.

State	Amount	% of Total	Rate
	(Dollars in thousands)
Kansas	$639,537	47.4%	3.50%
Missouri	310,935	23.1	3.46
Texas	175,562	13.0	3.44
Other states	222,075	16.5	3.47
	$1,348,109	100.0%	3.48

One- to Four-Family Loan Commitments - The following table summarizes our one- to four-family loan origination and refinance commitments and one- to four-family correspondent purchase commitments as of September 30, 2015, along with associated weighted average rates. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a rate lock fee. A percentage of the commitments are expected to expire unfunded, so the amounts reflected in the table below are not necessarily indicative of future cash requirements.

	Fixed-Rate
	15 years	More than	Adjustable-	Total
	or less	15 years	Rate	Amount	Rate
	(Dollars in thousands)
Originate/refinance	$13,955	$47,027	$16,054	$77,036	3.57%
Correspondent	7,106	60,643	13,786	81,535	3.81
	$21,061	$107,670	$29,840	$158,571	3.69

Rate	3.11%	3.96%	3.15%

Multi-Family and Commercial Real Estate Loans - The Bank has recently been, and intends to continue, participating in commercial construction-to-permanent loans through our correspondent lending channel and other lead banks. The Bank generally requires a minimum debt service coverage ratio of 1.25 and limits LTV ratios to 80% for multi-family and commercial real estate and construction loans, depending on the property type. Multi-family and commercial real estate and construction loans are originated or participated in based on the income producing potential of the property and the financial strength of the borrower and/or guarantors.

The following table presents multi-family and commercial real estate and construction loans and commitments by industry classification, as defined by the North American Industry Classification System, as of September 30, 2015.

	Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Principal	Amount	Amount	Commitments	Total	Total
	(Dollars in thousands)
Accommodation and food services	$50,772	$40,518	$91,290	$—	$91,290	40.2%
Health care and social assistance	8,917	3,084	12,001	26,680	38,681	17.0
Arts, entertainment, and recreation	—	—	—	34,480	34,480	15.2
Real estate rental and leasing	21,162	1,267	22,429	—	22,429	9.9
Retail trade	11,711	—	11,711	—	11,711	5.2
Multi-family	15,900	—	15,900	—	15,900	7.0
Other	12,375	—	12,375	—	12,375	5.5
	$120,837	$44,869	$165,706	$61,160	$226,866	100.0%

The following table summarizes multi-family and commercial real estate and construction loans and commitments by state as of September 30, 2015.

	Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Principal	Amount	Amount	Commitments	Total	Total
	(Dollars in thousands)
Kansas	$45,454	$162	$45,616	$34,480	$80,096	35.3%
Texas	23,540	40,441	63,981	—	63,981	28.2
Missouri	28,626	3,083	31,709	26,680	58,389	25.7
Colorado	13,940	1,183	15,123	—	15,123	6.7
Arkansas	6,800	—	6,800	—	6,800	3.0
California	2,477	—	2,477	—	2,477	1.1
	$120,837	$44,869	$165,706	$61,160	$226,866	100.0%

The following table presents the Bank’s multi-family and commercial real estate and construction loan portfolio and outstanding commitments, categorized by gross loan amount (unpaid principal plus undisbursed amounts) or outstanding commitment amount, as of September 30, 2015.

	Count	Amount
	(Dollars in thousands)
Greater than $15 million	3	$96,396
>$10 to $15 million	4	48,878
>$5 to $10 million	3	22,293
$1 to $5 million	21	55,796
Less than $1 million	14	3,503
	45	$226,866

Securities. The following table presents the distribution of our MBS and investment securities portfolios, at amortized cost, at the dates indicated. Overall, fixed-rate securities comprised 80% of these portfolios at September 30, 2015. The WAL is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied. The decrease in the WAL between September 30, 2014 and September 30, 2015 was due primarily to a decrease in market interest rates between periods, which resulted in an increase in realized prepayments. The decrease in the weighted average yield between September 30, 2014 and 2015 was due primarily to the repayment of higher yielding MBS between the two periods, as well as to the purchase of securities with yields less than the weighted average yield on the existing portfolio. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	September 30, 2015			September 30, 2014
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Fixed-rate securities:
MBS	$1,047,637	2.24%	3.2	$1,279,990	2.35%	3.7
GSE debentures	525,376	1.14	1.6	554,811	1.06	2.9
Municipal bonds	38,214	1.87	2.9	38,874	2.29	2.8
Total fixed-rate securities	1,611,227	1.87	2.7	1,873,675	1.97	3.4

Adjustable-rate securities:
MBS	402,417	2.22	5.3	506,089	2.24	5.4
TRUPs	2,186	1.59	21.7	2,493	1.49	22.7
Total adjustable-rate securities	404,603	2.21	5.4	508,582	2.24	5.5
Total securities portfolio	$2,015,830	1.94	3.2	$2,382,257	2.02	3.9

The following table presents the carrying value of MBS in our portfolio by issuer at the dates presented.

	At September 30,
	2015	2014
	(Dollars in thousands)
FNMA	$880,810	$1,052,464
FHLMC	469,290	598,153
Government National Mortgage Association	112,439	151,930
	$1,462,539	$1,802,547

Mortgage-Backed Securities - The balance of MBS, which primarily consists of securities of U.S. GSEs, decreased $340.0 million from $1.80 billion at September 30, 2014 to $1.46 billion at September 30, 2015. Repayments from the MBS portfolio not reinvested in the portfolio were used primarily to fund loan growth. The following tables summarize the activity in our portfolio of MBS for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yield for the ending balances are as of the last day of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented. The weighted average yield of the MBS portfolio decreased from September 30, 2014 to September 30, 2015 primarily as a result of repayments of MBS with yields greater than the average yield on the existing portfolio. The beginning and ending WAL is the estimated remaining maturity (in years) after three-month historical prepayment speeds have been applied.

	For the Three Months Ended
	September 30, 2015			June 30, 2015			March 31, 2015			December 31, 2014
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,565,184	2.25%	3.9	$1,648,046	2.30%	4.3	$1,711,231	2.32%	4.5	$1,802,547	2.32%	4.2
Maturities and repayments	(99,840)			(100,538)			(86,156)			(89,795)
Net amortization of (premiums)/discounts	(1,362)			(1,412)			(1,258)			(1,332)
Purchases:
Fixed	—	—	—	20,532	1.74	4.5	25,137	1.53	3.8	—	—	—
Adjustable	—	—	—	—	—	—	—	—	—	—	—	—
Change in valuation on AFS securities	(1,443)			(1,444)			(908)			(189)
Ending balance - carrying value	$1,462,539	2.24	3.8	$1,565,184	2.25	3.9	$1,648,046	2.30	4.3	$1,711,231	2.32	4.5

	For the Year Ended September 30,
	2015			2014
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,802,547	2.32%	4.2	$2,047,708	2.40%	3.9
Maturities and repayments	(376,329)			(387,994)
Net amortization of (premiums)/discounts	(5,364)			(5,674)
Purchases:
Fixed	45,669	1.62	4.1	129,002	1.74	3.8
Adjustable	—	—	—	21,737	1.92	5.2
Change in valuation on AFS securities	(3,984)			(2,232)
Ending balance - carrying value	$1,462,539	2.24	3.8	$1,802,547	2.32	4.2

Investment Securities - Investment securities, which consist of U.S. GSE debentures (primarily issued by FNMA, FHLMC, or Federal Home Loan Banks) and municipal investments, decreased $24.1 million, from $590.9 million at September 30, 2014 to $566.8 million at September 30, 2015. The following tables summarize the activity of investment securities for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented. The weighted average yield of the investment securities portfolio increased from September 30, 2014 to September 30, 2015 primarily as a result of calls of securities with yields lower than the average yield on the existing portfolio. The beginning and ending WALs represent the estimated remaining maturity (in years) of the securities after projected call dates have been considered, based upon market rates at each date presented. The decrease in the WAL from September 30, 2014 to September 30, 2015 was due mainly to the passage of time.

	For the Three Months Ended
	September 30, 2015			June 30, 2015			March 31, 2015			December 31, 2014
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$641,532	1.18%	2.5	$620,193	1.18%	2.2	$539,012	1.18%	2.9	$590,942	1.15%	3.0
Maturities and calls	(76,387)			(30,000)			(28,051)			(54,081)
Net amortization of (premiums)/discounts	(70)			(52)			(68)			(95)
Purchases:
Fixed	—	—	—	52,379	1.31	3.1	105,212	1.16	1.7	810	1.22	5.0
Change in valuation on AFS securities	1,679			(988)			4,088			1,436
Ending balance - carrying value	$566,754	1.19	1.8	$641,532	1.18	2.5	$620,193	1.18	2.2	$539,012	1.18	2.9

	For the Year Ended September 30,
	2015			2014
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$590,942	1.15%	3.0	$740,282	1.14%	2.9
Maturities and calls	(188,519)			(289,649)
Net amortization of (premiums)/discounts	(285)			(379)
Purchases:
Fixed	158,401	1.21	2.1	138,908	1.04	2.8
Change in valuation on AFS securities	6,215			1,780
Ending balance - carrying value	$566,754	1.19	1.8	$590,942	1.15	3.0

Liabilities. Total liabilities were $8.43 billion at September 30, 2015 compared to $8.37 billion at September 30, 2014. The $55.8 million increase was due primarily to a $177.2 million, or 3.8%, increase in the deposit portfolio, partially offset by a $99.2 million decrease in FHLB borrowings. The growth in deposits was primarily in the retail certificate of deposit portfolio and checking portfolio, which increased $89.1 million and $47.7 million, respectively. The decrease in FHLB borrowings was due primarily to having $700.0 million of the daily leverage strategy in place at September 30, 2015 compared to $800.0 million of the daily leverage strategy in place at September 30, 2014. The full daily leverage strategy of $2.10 billion was reinstated on October 1, 2015.

Deposits - Deposits were $4.83 billion at September 30, 2015 compared to $4.66 billion at September 30, 2014. We continue to be competitive on deposit rates and, in some cases, our offer rates for certificates of deposit have been higher than peers. Increasing rates offered on longer-term certificates of deposit has been an on-going balance sheet strategy by management in anticipation of higher interest rates. If interest rates rise, our customers may move the funds from their checking, savings and money market accounts to higher yielding deposit products within the Bank or withdraw their funds from these accounts, including certificates of deposit, to invest in higher yielding investments outside of the Bank.

The following table presents the amount, weighted average rate and percentage of total for the components of our deposit portfolio at the dates presented.

	At September 30,
	2015			2014
			% of			% of
	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Noninterest-bearing checking	$188,007	—%	3.9%	$167,045	—%	3.6%
Interest-bearing checking	550,741	0.05	11.4	523,959	0.05	11.2
Savings	311,670	0.16	6.4	296,187	0.15	6.4
Money market	1,148,935	0.23	23.8	1,135,915	0.23	24.4
Retail certificates of deposit	2,320,804	1.29	48.0	2,231,737	1.22	47.9
Public units/brokered deposits	312,363	0.40	6.5	300,429	0.63	6.5
	$4,832,520	0.72	100.0%	$4,655,272	0.70	100.0%

At September 30, 2015, there were no brokered deposits outstanding, compared to $41.9 million at September 30, 2014. At September 30, 2015, public unit deposits were $312.4 million compared to $258.6 million of public unit deposits at September 30, 2014, and had a weighted average rate of 0.40% and an average remaining term to maturity of eight months. Management will continue to monitor the wholesale deposit market for attractive opportunities relative to the use of proceeds for investments.

The following tables set forth scheduled maturity information for our certificates of deposit, along with associated weighted average rates, at September 30, 2015.

	Amount Due
		More than	More than
	1 year	1 year to	2 years to 3	More than	Total
Rate range	or less	2 years	years	3 years	Amount	Rate
	(Dollars in thousands)
0.00 – 0.99%	$824,853	$191,214	$4,957	$—	$1,021,024	0.57%
1.00 – 1.99%	228,212	404,500	398,223	492,040	1,522,975	1.54
2.00 – 2.99%	38,120	—	951	49,576	88,647	2.20
3.00 – 3.99%	114	327	—	—	441	3.20
4.00 – 4.99%	80	—	—	—	80	4.40
	$1,091,379	$596,041	$404,131	$541,616	$2,633,167	1.18

Percent of total	41.4%	22.6%	15.4%	20.6%
Weighted average rate	0.75	1.22	1.44	1.84
Weighted average maturity (in years)	0.5	1.5	2.4	3.9	1.7
Weighted average maturity for the retail certificate of deposit portfolio (in years)					1.8

	Amount Due
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)
Retail certificates of deposit less than $100,000	$137,983	$158,414	$302,724	$904,309	$1,503,430
Retail certificates of deposit of $100,000 or more	50,157	61,703	139,460	566,054	817,374
Public unit deposits of $100,000 or more	149,654	21,253	70,031	71,425	312,363
	$337,794	$241,370	$512,215	$1,541,788	$2,633,167

Borrowings - The following tables present term borrowing activity for the periods shown, which includes FHLB advances, at par, and repurchase agreements. Line of credit activity is excluded from the following tables. The weighted average effective rate includes the impact of the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. Rates on new borrowings are fixed-rate. The weighted average maturity ("WAM") is the remaining weighted average contractual term in years. The beginning and ending WAMs represent the remaining maturity at each date presented. For new borrowings, the WAMs presented are as of the date of issue.

	For the Three Months Ended
	September 30, 2015			June 30, 2015			March 31, 2015			December 31, 2014
		Effective			Effective			Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,795,000	2.49%	3.3	$2,795,000	2.51%	3.3	$2,795,000	2.55%	3.0	$2,795,000	2.45%	2.8
Maturities and prepayments:
FHLB advances	(175,000)	5.08		(100,000)	3.01		(250,000)	2.48		(250,000)	0.84
Repurchase agreements	(20,000)	4.45		—	—		—	—		—	—
New borrowings:
FHLB advances	175,000	2.18	3.0	100,000	2.25	7.0	250,000	2.06	6.4	250,000	1.99	5.2
Ending balance	$2,775,000	2.29	3.3	$2,795,000	2.49	3.3	$2,795,000	2.51	3.3	$2,795,000	2.55	3.0

	For the Year Ended September 30,
	2015			2014
		Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,795,000	2.45%	2.8	$2,845,000	2.75%	2.6
Maturities and prepayments:
FHLB advances	(775,000)	2.60		(450,000)	3.90
Repurchase agreements	(20,000)	4.45		(100,000)	4.20
New borrowings:
FHLB advances	775,000	2.09	5.3	500,000	2.36	6.3
Repurchase agreements	—	—	—	—	—	—
Ending balance	$2,775,000	2.29	3.3	$2,795,000	2.45	2.8

Maturities - The following table presents the maturity of FHLB advances, at par, and repurchase agreements, along with associated weighted average contractual and effective rates as of September 30, 2015.

	FHLB	Repurchase
Maturity by	Advances	Agreements	Total	Contractual	Effective
Fiscal year	Amount	Amount	Amount	Rate	Rate(1)
	(Dollars in thousands)
2016	$400,000	$—	$400,000	1.40%	1.97%
2017	500,000	—	500,000	2.69	2.72
2018	375,000	100,000	475,000	2.35	2.64
2019	300,000	—	300,000	1.68	1.68
2020	250,000	100,000	350,000	2.18	2.18
2021	550,000	—	550,000	2.27	2.27
2022	200,000	—	200,000	2.23	2.23
	$2,575,000	$200,000	$2,775,000	2.16	2.29

(1)	The effective rate includes the impact of the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid.

The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail and public unit amounts, and term borrowings for the next four quarters as of September 30, 2015.

	Retail		Public Unit		Term
Maturity by	Certificate	Repricing	Deposit	Repricing	Borrowings	Repricing		Repricing
Quarter End	Amount	Rate	Amount	Rate	Amount	Rate	Total	Rate
	(Dollars in thousands)
December 31, 2015	$188,140	0.71%	$149,654	0.19%	$200,000	1.94%	$537,794	1.02%
March 31, 2016	220,117	0.85	21,253	0.23	—	—	241,370	0.79
June 30, 2016	260,831	0.99	45,035	0.40	100,000	3.17	405,866	1.46
September 30, 2016	181,353	0.99	24,996	0.47	100,000	0.83	306,349	0.89
	$850,441	0.89	$240,938	0.26	$400,000	1.97	$1,491,379	1.08

Stockholders' Equity. Stockholders' equity was $1.42 billion at September 30, 2015 compared to $1.49 billion at September 30, 2014. The $76.7 million decrease between periods was due primarily to the payment of $114.2 million in cash dividends and the repurchase of $46.4 million of common stock, partially offset by net income of $78.1 million. The $114.2 million, or $0.84 per share, in cash dividends paid during the current fiscal year consisted of a $0.26 per share, or $35.5 million, cash true-up dividend related to fiscal year 2014 earnings per the Company's dividend policy, a $0.25 per share, or $33.9 million, True Blue Capitol Dividend, and four regular quarterly cash dividends totaling $0.33 per share, or $44.8 million. Beginning with the second quarter of fiscal year 2015, the Company increased the amount of its regular quarterly cash dividend from $0.075 per share to $0.085 per share. The $33.9 million True Blue Capitol Dividend was funded by a $36.0 million capital distribution from the Bank to Capitol Federal Financial, Inc.

On October 21, 2015, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $11.3 million, payable on November 20, 2015 to stockholders of record as of the close of business on November 6, 2015. On October 29, 2015, the Company announced a fiscal year 2015 cash true-up dividend of $0.25 per share, or approximately $33.2 million, related to fiscal year 2015 earnings per the Company's dividend policy. The $0.25 per share cash true-up dividend was determined by taking the difference between total earnings for fiscal year 2015 and total regular quarterly cash dividends paid during fiscal year 2015, divided by the number of shares outstanding as of October 26, 2015. The cash true-up dividend is payable on December 4, 2015 to stockholders of record as of the close of business on November 20, 2015, and is the result of the Board of Directors' commitment to distribute to stockholders 100% of the annual earnings of Capitol Federal Financial, Inc. for fiscal year 2015.

At September 30, 2015, Capitol Federal Financial, Inc., at the holding company level, had $96.2 million on deposit at the Bank. For fiscal year 2016, it is the intent of the Board of Directors and management to continue with the payout of 100% of the Company's earnings to its stockholders. The payout is expected to be in the form of regular quarterly cash dividends of $0.085 per share, totaling $0.34 for the year, and a cash true-up dividend equal to fiscal year 2016 earnings in excess of the amount paid as regular quarterly cash dividends during fiscal year 2016. It is anticipated that the fiscal year 2016 cash true-up dividend will be paid in December 2016. Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company.

The following table presents regular quarterly dividends and special dividends paid in calendar years 2015, 2014, and 2013. The amounts represent cash dividends paid during each period. The 2015 true-up dividend amount is management's estimate of the dividend payout as of November 17, 2015, based on the number of shares outstanding on that date and the dividend announced on October 29, 2015 of $0.25 per share.

	Calendar Year
	2015		2014		2013
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$11,592	$0.085	$10,513	$0.075	$11,023	$0.075
Quarter ended June 30	11,585	0.085	10,399	0.075	10,796	0.075
Quarter ended September 30	11,385	0.085	10,318	0.075	10,703	0.075
Quarter ended December 31	11,303	0.085	10,226	0.075	10,754	0.075
True-up dividends paid	33,248	0.250	35,450	0.260	25,815	0.180
True Blue dividends paid	33,924	0.250	34,663	0.250	35,710	0.250
Calendar year-to-date dividends paid	$113,037	$0.840	$111,569	$0.810	$104,801	$0.730

The Company completed a stock repurchase plan during the fourth quarter of the current fiscal year. The plan, announced in November 2012, authorized the repurchase of up to $175.0 million in stock. In total, the Company repurchased 14.6 million shares at an average price of $11.95 per share. The Company repurchased $46.4 million of the total $175.0 million of shares during the current fiscal year at an average price of $11.99 per share. On October 28, 2015, the Company announced a stock repurchase plan for up to $70.0 million of common stock, or approximately 5% of the balance of total stockholders’ equity at September 30, 2015. It is anticipated that shares will be purchased from time to time in the open-market based upon market conditions and available liquidity. There is no expiration for this repurchase plan.

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

	At September 30,
	2015	2014	2013
Yield on:
Loans receivable	3.65%	3.75%	3.82%
MBS	2.24	2.32	2.40
Investment securities	1.19	1.15	1.14
FHLB stock	5.98	5.99	3.46
Cash and cash equivalents	0.25	0.25	0.25
Combined yield on interest-earning assets	3.06	3.08	3.23

Rate paid on:
Checking deposits	0.04	0.04	0.04
Savings deposits	0.16	0.15	0.13
Money market deposits	0.23	0.23	0.23
Retail certificates	1.29	1.22	1.27
Wholesale certificates	0.40	0.63	0.80
Total deposits	0.72	0.70	0.74
FHLB advances	2.24	2.39	2.67
FHLB line of credit	0.29	0.24	—
FHLB borrowings	1.82	1.88	2.67
Repurchase agreements	2.94	3.08	3.43
Total borrowings	1.89	1.96	2.75
Combined rate paid on interest-bearing liabilities	1.21	1.24	1.51

Net interest rate spread	1.85	1.84	1.72

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

	For the Year Ended September 30,
	2015			2014			2013
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$6,389,964	$235,500	3.69%	$6,082,505	$229,944	3.78%	$5,740,435	$228,455	3.98%
MBS(2)	1,632,117	36,647	2.25	1,931,477	45,300	2.35	2,247,927	55,424	2.47
Investment securities(2)(3)	604,999	7,182	1.19	648,939	7,385	1.14	842,335	10,012	1.19
FHLB stock	209,743	12,556	5.99	139,197	6,555	4.71	132,516	4,515	3.41
Cash and cash equivalents	2,125,693	5,477	0.25	420,194	1,062	0.25	61,899	148	0.24
Total interest-earning assets(1)(2)	10,962,516	297,362	2.71	9,222,312	290,246	3.15	9,025,112	298,554	3.31
Other noninterest-earning assets	232,234			221,229			226,850
Total assets	$11,194,750			$9,443,541			$9,251,962

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$727,533	274	0.04	$676,773	259	0.04	$633,182	244	0.04
Savings	306,456	462	0.15	291,957	353	0.12	275,146	284	0.10
Money market	1,149,203	2,679	0.23	1,137,734	2,635	0.23	1,138,055	2,446	0.21
Retail certificates	2,259,645	28,085	1.24	2,220,436	27,205	1.23	2,251,591	31,198	1.39
Wholesale certificates	312,857	1,619	0.52	303,528	2,152	0.71	287,068	2,644	0.92
Total deposits	4,755,694	33,119	0.70	4,630,428	32,604	0.70	4,585,042	36,816	0.80
FHLB advances(4)	2,571,439	62,437	2.43	2,499,888	62,348	2.49	2,529,298	70,766	2.80
FHLB line of credit	2,075,343	5,360	0.25	356,890	869	0.24	25,709	50	0.19
FHLB borrowings	4,646,782	67,797	1.46	2,856,778	63,217	2.21	2,555,007	70,816	2.77
Repurchase agreements	215,835	6,678	3.05	300,274	10,282	3.38	332,411	12,762	3.79
Total borrowings	4,862,617	74,475	1.53	3,157,052	73,499	2.32	2,887,418	83,578	2.89
Total interest-bearing liabilities	9,618,311	107,594	1.12	7,787,480	106,103	1.36	7,472,460	120,394	1.61
Other noninterest-bearing liabilities	108,522			102,638			103,159
Stockholders' equity	1,467,917			1,553,423			1,676,343
Total liabilities and stockholders' equity	$11,194,750			$9,443,541			$9,251,962

Net interest income(5)		$189,768			$184,143			$178,160
Net interest rate spread(6)			1.59			1.79			1.70
Net interest-earning assets	$1,344,205			$1,434,832			$1,552,652
Net interest margin(7)			1.73			2.00			1.97
Ratio of interest-earning assets to interest-bearing liabilities			1.14x			1.18x			1.21x

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

(3)
The average balance of investment securities includes an average balance of non-taxable securities of $37.2 million, $36.8 million, and $41.5 million for the years ended September 30, 2015, 2014, and 2013, respectively.

(4)	The balance and rate of FHLB advances are stated net of deferred prepayment penalties.

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

Rate/Volume Analysis. The table below presents the amount of changes in interest income and interest expense for major components of our interest-earning assets and interest-bearing liabilities, comparing fiscal years 2015 to 2014 and fiscal years 2014 to 2013. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate, and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Year Ended September 30,
	2015 vs. 2014			2014 vs. 2013
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$11,261	$(5,705)	$5,556	$13,013	$(11,524)	$1,489
MBS	(6,786)	(1,867)	(8,653)	(7,519)	(2,605)	(10,124)
Investment securities	(513)	310	(203)	(2,216)	(411)	(2,627)
FHLB stock	3,909	2,092	6,001	237	1,803	2,040
Cash and cash equivalents	4,394	21	4,415	907	7	914
Total interest-earning assets	12,265	(5,149)	7,116	4,422	(12,730)	(8,308)

Interest-bearing liabilities:
Checking	19	(4)	15	17	(2)	15
Savings	18	91	109	18	51	69
Money market	27	17	44	(1)	190	189
Certificates of deposit	561	(214)	347	(195)	(4,290)	(4,485)
FHLB borrowings	5,944	(1,364)	4,580	(97)	(7,502)	(7,599)
Repurchase agreements	(2,684)	(920)	(3,604)	(1,171)	(1,309)	(2,480)
Total interest-bearing liabilities	3,885	(2,394)	1,491	(1,429)	(12,862)	(14,291)

Net change in net interest and dividend income	$8,380	$(2,755)	$5,625	$5,851	$132	$5,983

Comparison of Operating Results for the Years Ended September 30, 2015 and 2014
For fiscal year 2015, the Company recognized net income of $78.1 million, or $0.58 per share, compared to net income of $77.7 million, or $0.56 per share, for fiscal year 2014. The increase in earnings per share was due mainly to the reduced number of shares outstanding as a result of the repurchase of shares pursuant to the Company's recently completed $175.0 million stock repurchase plan. The $399 thousand, or 0.5%, increase in net income was due primarily to the daily leverage strategy. Net income attributable to the daily leverage strategy was $2.8 million during the current fiscal year, compared to $501 thousand for the prior fiscal year.

Net interest income increased $5.6 million, or 3.1%, from the prior fiscal year to $189.8 million for the current fiscal year due primarily to the daily leverage strategy. The net interest margin decreased 27 basis points, from 2.00% for the prior fiscal year, to 1.73% for the current fiscal year as a result of the daily leverage strategy. Excluding the effects of the daily leverage strategy, the net interest margin would have been 2.07% for the current fiscal year and the prior fiscal year. The positive impact on the net interest margin resulting from the shift in the mix of interest-earning assets from relatively lower yielding securities to higher yielding loans was offset by a decrease in market interest rates.

Interest and Dividend Income
The weighted average yield on total interest-earning assets decreased 44 basis points, from 3.15% for the prior fiscal year, to 2.71% for the current fiscal year, while the average balance of interest-earning assets increased $1.74 billion from the prior fiscal year. The decrease in the weighted average yield and the increase in the average balance were due primarily to the daily leverage strategy. Absent the impact of the daily leverage strategy, the weighted average yield on total interest-earning assets would have decreased from 3.25% for the prior fiscal year to 3.22% for the current fiscal year, while the average balance would have increased $18.1 million. The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2015	2014	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$235,500	$229,944	$5,556	2.4%
MBS	36,647	45,300	(8,653)	(19.1)
FHLB stock	12,556	6,555	6,001	91.5
Investment securities	7,182	7,385	(203)	(2.7)
Cash and cash equivalents	5,477	1,062	4,415	415.7
Total interest and dividend income	$297,362	$290,246	$7,116	2.5

The increase in interest income on loans receivable was due to a $307.5 million increase in the average balance of the portfolio, partially offset by a nine basis point decrease in the weighted average yield on the portfolio, to 3.69% for the current fiscal year. The weighted average yield decrease was due primarily to adjustable-rate loans, endorsements, and refinances repricing loans to lower market rates, along with an increase in net deferred premium amortization.

The decrease in interest income on the MBS portfolio was due primarily to a $299.4 million decrease in the average balance of the portfolio as cash flows not reinvested were used largely to fund loan growth. Additionally, the weighted average yield on the MBS portfolio decreased 10 basis points, from 2.35% during the prior fiscal year, to 2.25% for the current fiscal year. The decrease in the weighted average yield was due primarily to repayments of MBS with yields greater than the weighted average yield on the existing portfolio, as well as to an increase in the impact of net premium amortization. Net premium amortization of $5.4 million during the current fiscal year decreased the weighted average yield on the portfolio by 32 basis points. During the prior fiscal year, $5.7 million of net premiums were amortized, which decreased the weighted average yield on the portfolio by 29 basis points. As of September 30, 2015, the remaining net balance of premiums on our portfolio of MBS was $14.2 million.

The increase in dividends received on FHLB stock was due primarily to a $70.5 million increase in the average balance as a result of the daily leverage strategy, as well as to an increase in the FHLB dividend rate between the two periods. The increase in interest income on cash and cash equivalents was due primarily to a $1.71 billion increase in the average balance resulting mainly from the daily leverage strategy.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities decreased 24 basis points, from 1.36% for the prior fiscal year, to 1.12% for the current fiscal year, while the average balance of interest-bearing liabilities increased $1.83 billion from the prior fiscal year due primarily to the daily leverage strategy. Absent the impact of the daily leverage strategy, the weighted average rate paid on total interest-bearing liabilities would have decreased six basis points from the prior fiscal year, to 1.35%, due primarily to a decrease in the cost of term borrowings while the average balance of interest-bearing liabilities would have increased $108.4 million, primarily as a result of deposit growth. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2015	2014	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB borrowings	$67,797	$63,217	$4,580	7.2%
Deposits	33,119	32,604	515	1.6
Repurchase agreements	6,678	10,282	(3,604)	(35.1)
Total interest expense	$107,594	$106,103	$1,491	1.4

The increase in interest expense on FHLB borrowings was due primarily to a $1.72 billion increase in the average balance on the FHLB line of credit as a result of the daily leverage strategy, partially offset by a six basis point decrease in the weighted average rate paid on FHLB advances, to 2.43% for the current fiscal year. The decrease in the weighted average rate paid on the FHLB advance portfolio was primarily a result of renewals of advances to lower market rates during the prior fiscal year.

The decrease in interest expense on repurchase agreements was due primarily to the maturity of a $100.0 million agreement at 4.20% during the prior fiscal year. The repurchase agreement was replaced with an FHLB advance, which was at a lower rate than the maturing repurchase agreement.

Provision for Credit Losses
The Bank recorded a provision for credit losses during the current fiscal year of $771 thousand compared to a provision for credit losses during the prior fiscal year of $1.4 million. The $771 thousand provision for credit losses in the current fiscal year takes into account net charge-offs of $555 thousand and loan growth. Net charge-offs in the prior fiscal year were $1.0 million.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2015	2014	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$14,897	$14,937	$(40)	(0.3)%
Insurance commissions	2,783	3,151	(368)	(11.7)
Loan fees	1,416	1,568	(152)	(9.7)
Other non-interest income	2,044	3,299	(1,255)	(38.0)
Total non-interest income	$21,140	$22,955	$(1,815)	(7.9)

The decrease in insurance commissions was due primarily to a decrease in annual commissions received from certain insurance providers as a result of less favorable claims experience year-over-year. The decrease in other non-interest income was due mainly to a decrease in bank-owned life insurance ("BOLI") income, largely due to the receipt of death benefits during the prior year.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2015	2014	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$43,309	$43,757	$(448)	(1.0)%
Information technology and communications	10,360	9,429	931	9.9
Occupancy, net	9,944	10,268	(324)	(3.2)
Federal insurance premium	5,495	4,536	959	21.1
Deposit and loan transaction costs	5,417	5,329	88	1.7
Regulatory and outside services	5,347	5,572	(225)	(4.0)
Low income housing partnerships	4,572	2,416	2,156	89.2
Advertising and promotional	4,547	4,195	352	8.4
Other non-interest expense	5,378	5,035	343	6.8
Total non-interest expense	$94,369	$90,537	$3,832	4.2

The decrease in salaries and employee benefits expense was due primarily to the prior fiscal year including compensation expense on unallocated Employee Stock Ownership Plan ("ESOP") shares related to two True Blue® Capitol dividends paid compared to one True Blue Capitol dividend paid during the current fiscal year. The increase in information technology and communications expense was primarily related to continued upgrades to our information technology infrastructure. The increase in federal insurance premium was due primarily to the daily leverage strategy. The increase in low income housing partnerships expense was due mainly to impairments, as well as to an increase in amortization expense due to an increase in the overall investment balance as a result of funding new partnerships and the general life cycle of the partnership activities.

We continue to grow our investments in low income housing partnerships. Generally, losses associated with these partnerships out-pace the tax credit benefit in the early years as they establish their operations. The Company will continue to recognize the amortization of these investments as an operating expense on its income statement because of the involvement two of the Bank's officers have with the operational management of the low income housing partnership investment group. Their participation provides the investment group with additional experience in evaluating housing-related investments and policy matters related to housing investment opportunities. We invest in low income housing partnerships because we receive an income tax credit in the amount of the original investment recognized over the lifetime of the investment.

Management anticipates that in fiscal year 2016 other non-interest income will increase approximately $1.7 million due to a new $50.0 million BOLI policy purchased in September 2015.  Additionally, management anticipates that non-interest expense will increase in fiscal year 2016.  It is anticipated that (1) salaries and employee benefits could increase $1.4 million due to filling vacancies, annual salary adjustments and merit raises, (2) information technology and communications expense could increase $1.5 million due to ongoing software maintenance, an increase in depreciation expense due mainly to the implementation of new technology and the upgrade of our disaster recovery location, and enhancing the communication network among our branches, and (3) other non-interest expense could increase approximately $500 thousand due to the purchase of cards enabled with chip card technology.  Management anticipates the effective tax rate for fiscal year 2016 will be approximately 32% based on current fiscal year 2016 estimates.

The Company's efficiency ratio was 44.74% for the current fiscal year compared to 43.72% for the prior fiscal year. The change in the efficiency ratio was due primarily to an increase in non-interest expense. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A lower value indicates that the financial institution is generating revenue with a lower level of expense.

Income Tax Expense
Income tax expense was $37.7 million for the current fiscal year compared to $37.5 million for the prior fiscal year. The effective tax rate for the current and prior fiscal year was 32.5%.

Comparison of Operating Results for the Years Ended September 30, 2014 and 2013
For fiscal year 2014, the Company recognized net income of $77.7 million, compared to net income of $69.3 million for fiscal year 2013. The $8.4 million, or 12.0%, increase in net income was due primarily to a $6.0 million increase in net interest income, and a $5.4 million decrease in salaries and employee benefits due primarily to a reduction in ESOP-related expenses. The net interest margin increased three basis points, from 1.97% for fiscal year 2013 to 2.00% for fiscal year 2014. Decreases in the cost of funds and a shift in the mix of interest-earning assets from relatively lower yielding securities to higher yielding loans were the primary drivers for the higher net interest margin in fiscal year 2014.

During the fourth quarter of fiscal year 2014, the Bank implemented a daily leverage strategy which increased fiscal year 2014 net income by $501 thousand. The pre-tax yield of the daily leverage strategy, which is defined as the annualized pre-tax income resulting from the transaction as a percentage of the interest-earning assets associated with the transaction, was 0.21% for the period that the strategy was in place during fiscal year 2014. Excluding the effects of the daily leverage strategy, the net interest margin would have been 2.07% for fiscal year 2014.

Interest and Dividend Income
The weighted average yield on total interest-earning assets decreased 16 basis points from 3.31% for fiscal year 2013 to 3.15% for fiscal year 2014, while the average balance of interest-earning assets increased $197.2 million from fiscal year 2013 due to the daily leverage strategy. The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.

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

The increase in interest income on loans receivable was due to an increase in the average balance of the portfolio, partially offset by a decrease in the weighted average yield on the portfolio. The weighted average yield on the loans receivable portfolio decreased 20 basis points, from 3.98% for fiscal year 2013 to 3.78% for fiscal year 2014. The downward repricing of the loan portfolio was due largely to adjustable-rate loans repricing to lower rates, to loans being purchased at market rates less than or equal to the weighted average rate of the existing portfolio, and to fiscal year 2014 reflecting the full impact of the large volume of refinances and endorsements that occurred during fiscal year 2013.

The decrease in interest income on MBS and investment securities was due largely to a decrease in the average balance of each portfolio as cash flows not reinvested in the portfolios were used to fund loan growth, pay dividends, and repurchase stock. The average balance of the MBS portfolio decreased $316.4 million between the two periods and the average yield on the MBS portfolio decreased 12 basis points, from 2.47% during fiscal year 2013 to 2.35% for fiscal year 2014. The decrease in the average yield on the MBS portfolio was due primarily to purchases of MBS between periods with yields less than the average yield on the existing portfolio, and to repayments of MBS with yields greater than the average yield on the existing portfolio. Included in interest income on MBS for fiscal year 2014 was $5.7 million from the net amortization of premiums and the accretion of discounts, decreasing the average yield on the portfolio by 29 basis points. During fiscal year 2013, $8.0 million of net premiums were amortized and decreased the average yield on the portfolio by 35 basis points. At September 30, 2014, the net balance of premiums/(discounts) on our portfolio of MBS was $18.6 million. The decrease in interest income on investment securities was due primarily to a $193.4 million decrease in the average balance of the portfolio, along with a five basis point decrease in the yield, from 1.19% during fiscal year 2013, to 1.14% for fiscal year 2014.

The increase in dividends on FHLB stock was due to an increase in the FHLB dividend rate between the two periods and, to a lesser extent, a $6.7 million increase in the average balance of the portfolio due to the purchase of additional shares of FHLB stock in conjunction with the daily leverage strategy. Similarly, the increase in interest income on cash and cash equivalents was due primarily to a $358.3 million increase in the average balance due to the daily leverage strategy, which was $336.8 million of the increase in the average balance during fiscal year 2014.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities decreased 25 basis points from 1.61% for fiscal year 2013 to 1.36% for fiscal year 2014, while the average balance of interest-bearing liabilities increased $315.0 million from fiscal year 2013 due primarily to an increase in borrowings against the FHLB line of credit in conjunction with the daily leverage strategy. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent. The decrease in interest expense was due primarily to a decrease in the weighted average rate paid on the portfolios between the two periods.

	For the Year Ended
	September 30,		Change Expressed in:
	2014	2013	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB borrowings	$63,217	$70,816	$(7,599)	(10.7)%
Deposits	32,604	36,816	(4,212)	(11.4)
Repurchase agreements	10,282	12,762	(2,480)	(19.4)
Total interest expense	$106,103	$120,394	$(14,291)	(11.9)

The weighted average rate paid on the FHLB borrowings portfolio decreased 56 basis points, from 2.77% for fiscal year 2013 to 2.21% for fiscal year 2014. The decrease in the average rate paid was due primarily to maturities and renewals of advances to lower market rates between periods, as well as to an increase in the use of the low-costing line of credit in conjunction with the daily leverage strategy. The average balance against the line of credit increased $331.2 million from fiscal year 2013, largely as a result of the daily leverage strategy. The average balance of FHLB advances decreased $29.4 million between periods, due primarily to some maturing advances not being renewed in their entirety. Absent the impact of the daily leverage strategy, the average rate paid on FHLB borrowings would have been 2.49% for fiscal year 2014.

The decrease in the weighted average rate paid on the deposit portfolio was due primarily to a decrease in the weighted average rate paid on the retail certificate of deposit portfolio. The weighted average rate paid on the retail certificate of deposit portfolio decreased 16 basis points, from 1.39% for fiscal year 2013 to 1.23% for fiscal year 2014.

The weighted average rate paid on repurchase agreements decreased 41 basis points, from 3.79% for fiscal year 2013 to 3.38% for fiscal year 2014. The decrease in the average rate paid on repurchase agreements was due to maturities and a new agreement entered into between periods which had a rate less than the existing portfolio.

Provision for Credit Losses
The Bank recorded a provision for credit losses during fiscal year 2014 of $1.4 million, compared to a $1.1 million negative provision for credit losses for fiscal year 2013. The $1.4 million provision for credit losses in fiscal year 2014 takes into account net charge-offs of $1.0 million.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2014	2013	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$14,937	$15,342	$(405)	(2.6)%
Insurance commissions	3,151	2,925	226	7.7
Loan fees	1,568	1,727	(159)	(9.2)
Other non-interest income	3,299	3,295	4	0.1
Total non-interest income	$22,955	$23,289	$(334)	(1.4)

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

The decrease in salaries and employee benefits was due primarily to a decrease in ESOP-related expenses resulting largely from the final allocation of ESOP shares acquired in our initial public offering (March 1999) being made at September 30, 2013. In fiscal year 2014, the only ESOP shares allocated were shares acquired in the Company's corporate reorganization in December 2010. The increase in occupancy expense was due largely to an increase in depreciation expense, which was primarily associated with the remodeling of our home office. The increase in information technology and communications expense was primarily related to continued upgrades to our information technology infrastructure. The decrease in regulatory and outside services was due largely to the timing of fees paid for our external audit. The decrease in advertising and promotional expense was due primarily to the timing of media campaigns in fiscal year 2013, which included campaigns delayed from fiscal year 2012, as well as to a general decrease in advertising and promotional campaigns during fiscal year

2014, compared to fiscal year 2013. The decrease in other non-interest expense was due largely to a decrease in the amortization of mortgage-servicing rights assets, a decrease in OREO operations expense, and a decrease in office supplies and related expenses, partially offset by an increase in amortization of low income housing partnerships.

Included in the $7.5 million of other non-interest expense for fiscal year 2014 was $2.4 million of amortization expense associated with our investments in low income housing partnerships. During fiscal year 2014, the average balance of our investments in low income housing partnerships was $38.7 million. The Company deducted $3.6 million of tax credits related to its investment in low income housing partnerships for fiscal year 2014.  This amount reduced the fiscal year 2014 effective tax rate by 3.1%.

The Company's efficiency ratio was 43.72% for fiscal year 2014 compared to 48.13% for fiscal year 2013. The change in the efficiency ratio was due primarily to a decrease in total non-interest expense.

Income Tax Expense
Income tax expense was $37.5 million for fiscal year 2014 compared to $36.2 million for fiscal year 2013. The $1.3 million increase between periods was due largely to an increase in pre-tax income, partially offset by a decrease in the effective tax rate. The effective tax rate for fiscal year 2014 was 32.5% compared to 34.3% for fiscal year 2013. The decrease in the effective tax rate between periods was due largely to a lower amount of nondeductible ESOP-related expenses due to the final ESOP allocation on September 30, 2013, as discussed in the non-interest expense section above, along with higher tax credits related to our investments in low income housing partnerships.

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

In the event short-term liquidity needs exceed available cash, the Bank has access to a line of credit at FHLB and the Federal Reserve Bank discount window. When the daily leverage strategy is in place, the Bank maintains the resulting excess cash reserves from the borrowings on the FHLB line of credit at the Federal Reserve Bank, which can be used to meet any short-term liquidity needs. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of regulatory total assets without the pre-approval of FHLB senior management. In July 2014, the president of FHLB approved an increase in the Bank's borrowing limit to 55% of Bank Call Report total assets for one year and then renewed that approval in July 2015 through July 2016. The amount that can be borrowed from the Federal Reserve Bank discount window is based upon the fair value of securities pledged as collateral and certain other characteristics of those securities, and is used only when other sources of short-term liquidity are unavailable. Management tests the Bank's access to the Federal Reserve Bank discount window annually with a nominal, overnight borrowing.

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

The amount of FHLB advances outstanding at September 30, 2015 was $2.58 billion, of which $400.0 million was scheduled to mature in the next 12 months. Additionally, in conjunction with the daily leverage strategy, there was $700.0 million on the FHLB line of credit at September 30, 2015. All FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB along with certain securities. The Bank pledged securities with an estimated fair value of $218.2 million as collateral for FHLB borrowings at September 30, 2015. At September 30, 2015, the Bank's ratio of the par value of FHLB borrowings to Call Report total assets was 33%. When the full daily leverage strategy is in place, FHLB borrowings are in excess of 40% of the Bank's Call Report total assets, and are expected to be in excess of 40% as long as the Bank continues its daily leverage strategy and FHLB senior management continues to approve the Bank's borrowing limit being in excess of 40% of Call Report total assets. All or a portion of the borrowings against the FHLB line of credit in conjunction with the daily leverage strategy could be repaid at any point in time while the strategy is in effect, if necessary.

At September 30, 2015, the Bank had repurchase agreements of $200.0 million, or approximately 2% of total assets, none of which was scheduled to mature in the next 12 months. The Bank may enter into additional repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to a total borrowings limit of 55% as discussed below. The Bank has pledged securities with an estimated fair value of $225.8 million as collateral for repurchase agreements as of September 30, 2015. The securities pledged for the repurchase agreements will be delivered back to the Bank when the repurchase agreements mature.

The Bank's internal policy limits total borrowings to 55% of total assets. At September 30, 2015, the Bank had term borrowings, at par, of $2.78 billion and $700.0 million on our FHLB line of credit, for a total of $3.48 billion, or approximately 35% of total assets. Additionally, the Bank could utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At September 30, 2015, the Bank had $1.11 billion of securities that were eligible but unused as collateral for borrowing or other liquidity needs.

The Bank has access to and utilizes other sources of funds for liquidity purposes, such as brokered and public unit deposits. As of September 30, 2015, the Bank's policy allowed for combined brokered and public unit deposits up to 15% of total deposits. At September 30, 2015, the Bank had public unit deposits totaling $312.4 million, or approximately 6% of total deposits, and no brokered deposits. Management continuously monitors the wholesale deposit market for opportunities to obtain funds at attractive rates. The Bank had pledged securities with an estimated fair value of $347.5 million as collateral for public unit deposits at September 30, 2015. The securities pledged as collateral for public unit deposits are held under joint custody by FHLB and generally will be released upon deposit maturity.

At September 30, 2015, $1.09 billion of the Bank's $2.63 billion of certificates of deposit was scheduled to mature within one year. Included in the $1.09 billion was $240.9 million of public unit deposits. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products at the prevailing rate, although no assurance can be given in this regard.  We also anticipate the majority of the $240.9 million of maturing public unit deposits will be replaced with similar wholesale funding products.

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

At September 30, 2015, cash and cash equivalents totaled $772.6 million, a decrease of $38.2 million from September 30, 2014. Included in cash and cash equivalents were $667.1 million and $704.1 million at September 30, 2015 and 2014, respectively, that related to the daily leverage strategy. Excluding the daily leverage strategy, cash and cash equivalents were $105.6 million and $106.3 million at September 30, 2015 and 2014, respectively.

During fiscal year 2015, cash flows not reinvested into the securities portfolio were used primarily to fund loan growth. The FHLB stock cash flow activity during fiscal year 2015 was primarily related to the daily leverage strategy activity. See additional discussion regarding loan activity in "Financial Condition – Loans Receivable." See additional discussion regarding the securities portfolio activity in "Financial Condition - Securities." See loans receivable, securities, and FHLB stock cash flow information in "Part II, Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows."

At September 30, 2015, Capitol Federal Financial, Inc., at the holding company level, had $96.2 million on deposit at the Bank. During the year ended September 30, 2015, the Company paid $114.2 million in cash dividends and repurchased 3,875,581 shares at a total cost of $46.4 million. See additional discussion regarding dividends and stock repurchases in "Financial Condition - Stockholders' Equity."

As of September 30, 2015, the Bank had $6.8 million of agreements outstanding in connection with the remodeling of the Bank’s Kansas City market area operations center.  The project scope includes replacement of all mechanical and electrical systems, interior finishes, and exterior building components.  The completed project will result in a more energy efficient building which is expected to lower our utility and maintenance expenses.  There may be additional agreements and expenses related to the project through late fiscal year 2016, which is when the project is expected to be completed.  Costs related to the project will be capitalized and depreciated according to the estimated useful life of the assets as they are placed in service.

The following table presents the contractual maturities of our loan, MBS, and investment securities portfolios at September 30, 2015, along with associated weighted average yields. Loans and securities which have adjustable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses. As of September 30, 2015, the amortized cost of investment securities in our portfolio which are callable or have pre-refunding dates within one year was $329.8 million.

	Loans(1)		MBS		Investment Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Amounts due:
Within one year	$91,816	3.81%	$123	5.35%	$30,272	1.52%	$122,211	3.25%

After one year:
Over one to two years	84,051	3.93	—	—	31,133	1.10	115,184	3.17
Over two to three years	29,045	4.77	17,013	4.27	303,340	1.11	349,398	1.57
Over three to five years	46,470	4.65	33,245	4.57	191,600	1.24	271,315	2.23
Over five to ten years	397,652	3.99	441,233	1.98	8,493	1.67	847,378	2.92
Over ten to fifteen years	1,461,542	3.31	556,432	2.21	—	—	2,017,974	3.01
After fifteen years	4,602,717	3.69	414,493	2.29	1,916	1.59	5,019,126	3.58
Total due after one year	6,621,477	3.64	1,462,416	2.24	536,482	1.17	8,620,375	3.25

	$6,713,293	3.65	$1,462,539	2.24	$566,754	1.19	$8,742,586	3.25

(1)
Demand loans, loans having no stated maturity, and overdraft loans are included in the amounts due within one year. Construction loans are presented based on the term to complete construction. The maturity date for home equity loans assumes the customer always makes the required minimum payment.

Limitations on Dividends and Other Capital Distributions

OCC regulations impose restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Generally, savings institutions may make capital distributions during any calendar year equal to earnings of the previous two calendar years and current year-to-date earnings under the FRB and OCC safe harbor regulations. It is generally required that the Bank remain well capitalized after a proposed distribution; however, an institution deemed to be in need of more than normal supervision by the OCC may have its capital distribution authority restricted. A savings institution that is a subsidiary of a savings and loan holding company, such as the Company, that proposes to make a capital distribution must submit written notice to the OCC and FRB 30 days prior to such distribution. The OCC and FRB may object to the distribution during that 30-day period based on safety and soundness or other concerns. Savings institutions that desire to make a larger capital distribution, are under special restrictions, or are not, or would not be, well capitalized following a proposed capital distribution, however, must obtain regulatory non-objection prior to making such a distribution. So long as the Bank continues to remain well capitalized after each capital distribution and operates in a safe and sound manner, it is management's belief that the OCC and FRB will continue to allow the Bank to distribute its net income to the Company, although no assurance can be given in this regard.

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

The Company paid cash dividends of $114.2 million during the year ended September 30, 2015. Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company level.

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

The following table summarizes our contractual obligations and other material commitments, along with associated weighted average rates as of September 30, 2015.

	Maturity Range
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
	(Dollars in thousands)
Operating leases	$7,813	$1,102	$1,996	$1,574	$3,141

Certificates of deposit	$2,633,167	$1,091,379	$1,000,172	$540,472	$1,144
Rate	1.18%	0.75%	1.31%	1.84%	1.90%

FHLB advances	$2,575,000	$400,000	$875,000	$550,000	$750,000
Rate	2.09%	1.40%	2.43%	1.84%	2.26%

FHLB line of credit	$700,000	$700,000	$—	$—	$—
Rate	0.29%	0.29%	—%	—%	—%

Repurchase agreements	$200,000	$—	$100,000	$100,000	$—
Rate	2.94%	—%	3.35%	2.53%	—%

Commitments to originate and
purchase/participate in loans	$212,838	$212,838	$—	$—	$—
Rate	3.87%	3.87%	—%	—%	—%

Commitments to fund unused
home equity lines of credit and
unadvanced commercial loans	$261,325	$261,325	$—	$—	$—
Rate	4.46%	4.46%	—%	—%	—%

Unadvanced portion of
construction loans	$88,941	$88,941	$—	$—	$—
Rate	3.86%	3.86%	—%	—%	—%

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

We had no material off-balance sheet arrangements as of September 30, 2015.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company's consolidated financial statements for the year ended September 30, 2015, or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well-capitalized" status for the Bank in accordance with regulatory standards. As of September 30, 2015, the Bank and the Company exceeded all regulatory capital requirements. The following table presents the regulatory capital ratios of the Bank and the Company at September 30, 2015.

				Regulatory
			Minimum	Requirement For
	Bank	Company	Regulatory	"Well-Capitalized"
	Ratios	Ratios	Requirement	Status of Bank
Tier 1 leverage ratio	11.3%	12.6%	4.0%	5.0%
CET1 capital ratio	30.0	33.4	4.5	6.5
Tier 1 capital ratio	30.0	33.4	6.0	8.0
Total capital ratio	30.3	33.6	8.0	10.0

The following table presents a reconciliation of equity under GAAP to regulatory capital amounts, as of September 30, 2015, for the Bank and the Company (dollars in thousands):

	Bank	Company
Total equity as reported under GAAP	$1,274,428	$1,416,226
Unrealized gains on AFS securities	(8,374)	(8,374)
Total tier 1 capital	1,266,054	1,407,852
ACL	9,443	9,443
Total capital	$1,275,497	$1,417,295

Item 7A. Quantitative and Qualitative Disclosure about Market Risk
Asset and Liability Management and Market Risk

The risk associated with changes in interest rates on the earnings of the Bank and the market value of its financial assets and liabilities is known as interest rate risk. Interest rate risk is our most significant market risk, and our adaptation to changes in interest rates is known as interest rate risk management. The rates of interest the Bank earns on its assets and pays on its liabilities are generally established contractually for a period of time. Fluctuations in interest rates have a significant impact not only upon our net income, but also upon the cash flows and market values of our assets and liabilities. Our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities. The analysis presented in the tables within this section reflect the level of market risk at the Bank.

The general objective of our interest rate risk management program is to determine and manage an appropriate level of interest rate risk while maximizing net interest income in a manner consistent with our policy to manage, to the extent practicable, the exposure of net interest income to changes in market interest rates. The Board of Directors and ALCO regularly reviews the interest rate risk exposure of the Bank by forecasting the impact of hypothetical, alternative interest rate environments on net interest income and the market value of portfolio equity ("MVPE") at various dates. The MVPE is defined as the net of the present value of cash flows from existing assets, liabilities, and off-balance sheet instruments. The present values are determined based upon market conditions as of the date of the analysis, as well as in alternative interest rate environments, providing the MVPE under those interest rate environments. Net interest income is projected in the same interest rate environments with both a static balance sheet and with management strategies considered. The MVPE and net interest income analysis are also conducted to estimate our sensitivity to rates for future time horizons based upon market conditions as of the date of the analysis. In addition to the interest rate environments presented below, management also reviews the impact of non-parallel rate shock scenarios on a quarterly basis.  These scenarios consist of flattening and steepening the yield curve by changing short-term and long-term interest rates independent of each other, and simulating cash flows and determining valuations as a result of these hypothetical changes in interest rates to identify rate environments that pose the greatest risk to the Bank.  This analysis helps management quantify the Bank's exposure to changes in the shape of the yield curve.

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
The shape of the yield curve also has an impact on our net interest income and, therefore, the Bank's net interest margin. Historically, the Bank has benefited from a steeper yield curve as the Bank's mortgage loans are generally priced off of long-term rates while deposits are priced off of short-term rates. A steeper yield curve (one with a greater difference between short-term rates and long-term rates) allows the Bank to receive a higher rate of interest on its new mortgage-related assets relative to the rate paid for the funding of those assets, which generally results in a higher net interest margin. As the yield curve flattens, the spread between rates received on assets and paid on liabilities becomes compressed, which generally leads to a decrease in net interest margin.

General assumptions used by management to evaluate the sensitivity of our financial performance to changes in interest rates presented in the tables below are utilized in, and set forth under, the gap table and related notes. Although management finds these assumptions reasonable, the interest rate sensitivity of our assets and liabilities and the estimated effects of changes in interest rates on our net interest income and MVPE indicated in the below tables could vary substantially if different assumptions were used or actual experience differs from these assumptions. To illustrate this point, the projected cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities within the next 12 months as a percent of total assets ("one-year gap") is also provided for an up 200 basis point scenario, as of September 30, 2015.

Qualitative Disclosure about Market Risk

Change in Net Interest Income. The Bank's net interest income projections are a reflection of the response to interest rates of the assets and liabilities that are expected to mature or reprice over the next year. Repricing occurs as a result of cash flows that are received or paid on assets or due on liabilities which would be replaced at then current market interest rates. The Bank's borrowings and certificate of deposit portfolios have stated maturities and the cash flows related to the Bank's liabilities do not generally fluctuate as a result of changes in interest rates. Cash flows from mortgage-related assets and callable agency debentures can vary significantly as a result of changes in interest rates. As interest rates decrease, borrowers have an economic incentive to lower their cost of debt by refinancing or endorsing their mortgage to a lower interest rate. Similarly, agency debt issuers are more likely to exercise embedded call options for agency securities and issue new securities at a lower interest rate.

For each period presented in the following table, the estimated percentage change in the Bank's net interest income based on the indicated instantaneous, parallel and permanent change in interest rates is presented. The change in each interest rate environment represents the difference between estimated net interest income in the 0 basis point interest rate environment ("base case," assumes the forward market and product interest rates implied by the yield curve are realized) and the estimated net interest income in each alternative interest rate environment (assumes market and product interest rates have a parallel shift in rates across all maturities by the indicated change in rates). Estimations of net interest income used in preparing the table below were based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities do not change materially and that any repricing of assets or liabilities occurs at anticipated product and market rates for the alternative rate environments as of the dates presented. The estimation of net interest income does not include any projected gains or losses related to the sale of loans or securities, or income derived from non-interest income sources, but does include the use of different prepayment assumptions in the alternative interest rate environments. It is important to consider that estimated changes in net interest income are for a cumulative four-quarter period. These do not reflect the earnings expectations of management.

	Net Interest Income
Change	At September 30,
(in Basis Points)	2015			2014
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
-100 bp	N/A	N/A	N/A	N/A	N/A	N/A
000 bp	$190,776	$—	—%	$190,037	$—	—%
+100 bp	189,248	(1,528)	(0.80)	185,627	(4,410)	(2.32)
+200 bp	186,443	(4,333)	(2.27)	179,509	(10,528)	(5.54)
+300 bp	181,652	(9,124)	(4.78)	171,669	(18,368)	(9.67)

(1)	Assumes an instantaneous, permanent, and parallel change in interest rates at all maturities.

As interest rates rise, cash flows from the Bank's mortgage related assets and callable investment securities decrease to such a point that liabilities are projected to reprice higher at a faster pace than assets and thus decrease the net interest income projections. Lower interest rates at September 30, 2015 as compared to September 30, 2014 reduced the Bank's exposure to higher interest rates.

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

The following table sets forth the estimated percentage change in the MVPE for each period presented based on the indicated instantaneous, parallel and permanent change in interest rates. The change in each interest rate environment represents the difference between the MVPE in the base case (assumes the forward market interest rates implied by the yield curve are realized) and the MVPE in each alternative interest rate environment (assumes market interest rates have a parallel shift in rates). The estimations of the MVPE used in preparing the table below were based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities do not change, that any repricing of assets or liabilities occurs at current product or market rates for the alternative rate environments as of the dates presented, and that different prepayment rates were used in each alternative interest rate environment. The estimated MVPE results from the valuation of cash flows from financial assets and liabilities over the anticipated lives of each for each interest rate environment as of the dates presented. The table below presents the effects of the changes in interest rates on our assets and liabilities as they mature, repay, or reprice, as shown by the change in the MVPE for alternative interest rates.

	Market Value of Portfolio Equity
Change	At September 30,
(in Basis Points)	2015			2014
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
-100 bp	N/A	N/A	N/A	N/A	N/A	N/A
000 bp	$1,457,514	$—	—%	$1,520,041	$—	—%
+100 bp	1,343,864	(113,650)	(7.80)	1,375,492	(144,549)	(9.51)
+200 bp	1,189,194	(268,320)	(18.41)	1,200,819	(319,222)	(21.00)
+300 bp	1,021,380	(436,134)	(29.92)	1,018,962	(501,079)	(32.96)

(1)	Assumes an instantaneous, permanent, and parallel change in interest rates at all maturities.

As interest rates rise, the market value of the Bank's assets decreases at a faster pace that the market value of liabilities, which results in a decrease to the Bank's MVPE. Lower interest rates at September 30, 2015 as compared to September 30, 2014 reduced the Bank's exposure to higher interest rates.

Gap Table. The gap table summarizes the anticipated maturities or repricing periods of the Bank's interest-earning assets and interest-bearing liabilities as of September 30, 2015, based on the information and assumptions set forth in the notes below. The increase in the one-year gap at September 30, 2015 compared to September 30, 2014 was due mainly to lower interest rates at September 30, 2015 than at September 30, 2014.

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets	(Dollars in thousands)
Loans receivable(1)	$1,907,721	$1,775,444	$992,184	$2,021,415	$6,696,764
Securities(2)	915,686	540,185	328,882	231,077	2,015,830
Other interest-earning assets	762,077	—	—	—	762,077
Total interest-earning assets	3,585,484	2,315,629	1,321,066	2,252,492	9,474,671

Interest-bearing liabilities
Transaction deposits(3)	653,342	411,085	271,073	960,024	2,295,524
Certificates of deposit	1,096,278	996,162	539,952	775	2,633,167
Borrowings(4)	1,100,000	975,000	650,000	794,984	3,519,984
Total interest-bearing liabilities	2,849,620	2,382,247	1,461,025	1,755,783	8,448,675

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$735,864	$(66,618)	$(139,959)	$496,709	$1,025,996

Cumulative excess of interest-earning assets over
interest-bearing liabilities	$735,864	$669,246	$529,287	$1,025,996

Cumulative excess of interest-earning assets over
interest-bearing liabilities as a percent of total
Bank assets at September 30, 2015	7.48%	6.80%	5.38%	10.42%

Cumulative one-year gap - interest rates +200 bps
at September 30, 2015	0.26
Cumulative one-year gap at September 30, 2014	(0.82)
Cumulative one-year gap at September 30, 2013	4.04

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

(2)
MBS reflect projected prepayments at amortized cost. Investment securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of September 30, 2015, at amortized cost.

(3)
Although the Bank's checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts is based on assumptions developed from our actual experiences with these accounts. If all of the Bank's checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $906.3 million, for a cumulative one-year gap of (9.2)% of total assets.

(4)	Borrowings exclude deferred prepayment penalty costs.

The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates for our interest-earning assets and interest-bearing liabilities as of the date presented. Yields presented for interest-earning assets include the amortization of fees, costs, premiums and discounts which are considered adjustments to the yield. The interest rate presented for term borrowings is the effective rate, which includes the impact of the amortization of deferred prepayment penalties resulting from the prepayment of certain FHLB advances. The loan terms presented for one- to four-family loans represent the contractual terms of the loan.

	September 30, 2015
	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Investment securities	$566,754	1.19%	1.8	27.9%	5.9%
MBS - fixed	1,052,009	2.24	3.2	51.8	10.9
MBS - adjustable	410,530	2.22	5.3	20.3	4.2
Total investment securities and MBS	2,029,293	1.94	3.2	100.0%	21.0
Loans receivable:
Fixed-rate one- to four-family:
<= 15 years	1,256,611	3.25	3.9	18.7%	13.0
> 15 years	3,877,233	4.02	5.7	57.8	40.1
All other fixed-rate loans	191,142	4.28	3.3	2.8	2.0
Total fixed-rate loans	5,324,986	3.85	5.2	79.3	55.1
Adjustable-rate one- to four-family:
<= 36 months	329,800	1.91	3.8	4.9	3.4
> 36 months	878,768	2.91	2.8	13.1	9.1
All other adjustable-rate loans	179,739	4.34	1.4	2.7	1.8
Total adjustable-rate loans	1,388,307	2.86	2.9	20.7	14.3
Total loans receivable	6,713,293	3.65	4.7	100.0%	69.4
FHLB stock	150,543	5.98	2.5		1.6
Cash and cash equivalents	772,632	0.25	—		8.0
Total interest-earning assets	$9,665,761	3.06	4.0		100.0%

Transaction deposits	$2,199,353	0.16	6.5	45.5%	26.5%
Certificates of deposit	2,633,167	1.18	1.7	54.5	31.7
Total deposits	4,832,520	0.72	3.9	100.0%	58.2
Term borrowings	2,775,000	2.29	3.3	79.9%	33.4
FHLB line of credit	700,000	0.29	—	20.1	8.4
Total borrowings	3,475,000	1.89	2.6	100.0%	41.8
Total interest-bearing liabilities	$8,307,520	1.21	3.3		100.0%

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Capitol Federal Financial, Inc. and subsidiary
Topeka, Kansas

We have audited the internal control over financial reporting of Capitol Federal Financial, Inc. and subsidiary (the "Company") as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2015 of the Company and our report dated November 25, 2015 expressed an unqualified opinion on those consolidated financial statements.

Kansas City, Missouri
November 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Capitol Federal Financial, Inc. and subsidiary
Topeka, Kansas

We have audited the accompanying consolidated balance sheets of Capitol Federal Financial, Inc. and subsidiary (the "Company") as of September 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Capitol Federal Financial, Inc. and subsidiary as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 25, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

Kansas City, Missouri
November 25, 2015

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2015 and 2014 (Dollars in thousands, except per share amounts)

	2015	2014
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $764,816 and $799,340)	$772,632	$810,840
Securities:
Available-for-sale ("AFS"), at estimated fair value (amortized cost of $744,708 and $829,558)	758,171	840,790
Held-to-maturity ("HTM"), at amortized cost (estimated fair value of $1,295,274
and $1,571,524)	1,271,122	1,552,699
Loans receivable, net (allowance for credit losses ("ACL") of $9,443 and $9,227)	6,625,027	6,233,170
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	150,543	213,054
Premises and equipment, net	75,810	70,530
Income taxes receivable, net	1,071	—
Other assets	189,785	143,945
TOTAL ASSETS	$9,844,161	$9,865,028

LIABILITIES:
Deposits	$4,832,520	$4,655,272
FHLB borrowings	3,270,521	3,369,677
Repurchase agreements	200,000	220,000
Advance payments by borrowers for taxes and insurance	61,818	58,105
Income taxes payable, net	—	368
Deferred income tax liabilities, net	26,391	22,367
Accounts payable and accrued expenses	36,685	46,357
Total liabilities	8,427,935	8,372,146

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 137,106,822 and 140,951,203
shares issued and outstanding as of September 30, 2015 and 2014, respectively	1,371	1,410
Additional paid-in capital	1,151,041	1,180,732
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(41,299)	(42,951)
Retained earnings	296,739	346,705
Accumulated other comprehensive income ("AOCI"), net of tax	8,374	6,986
Total stockholders' equity	1,416,226	1,492,882
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,844,161	$9,865,028

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 2015, 2014, and 2013 (Dollars in thousands, except per share amounts)

	2015	2014	2013
INTEREST AND DIVIDEND INCOME:
Loans receivable	$235,500	$229,944	$228,455
Mortgage-backed securities ("MBS")	36,647	45,300	55,424
FHLB stock	12,556	6,555	4,515
Investment securities	7,182	7,385	10,012
Cash and cash equivalents	5,477	1,062	148
Total interest and dividend income	297,362	290,246	298,554
INTEREST EXPENSE:
FHLB borrowings	67,797	63,217	70,816
Deposits	33,119	32,604	36,816
Repurchase agreements	6,678	10,282	12,762
Total interest expense	107,594	106,103	120,394
NET INTEREST INCOME	189,768	184,143	178,160
PROVISION FOR CREDIT LOSSES	771	1,409	(1,067)
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	188,997	182,734	179,227
NON-INTEREST INCOME:
Retail fees and charges	14,897	14,937	15,342
Insurance commissions	2,783	3,151	2,925
Loan fees	1,416	1,568	1,727
Other non-interest income	2,044	3,299	3,295
Total non-interest income	21,140	22,955	23,289
NON-INTEREST EXPENSE:
Salaries and employee benefits	43,309	43,757	49,152
Information technology and communications	10,360	9,429	8,855
Occupancy, net	9,944	10,268	9,871
Federal insurance premium	5,495	4,536	4,462
Deposit and loan transaction costs	5,417	5,329	5,547
Regulatory and outside services	5,347	5,572	5,874
Low income housing partnerships	4,572	2,416	1,961
Advertising and promotional	4,547	4,195	5,027
Other non-interest expense	5,378	5,035	6,198
Total non-interest expense	94,369	90,537	96,947
INCOME BEFORE INCOME TAX EXPENSE	115,768	115,152	105,569
INCOME TAX EXPENSE	37,675	37,458	36,229
NET INCOME	$78,093	$77,694	$69,340

Basic earnings per share ("EPS")	$0.58	$0.56	$0.48
Diluted EPS	$0.58	$0.56	$0.48
Dividends declared per share	$0.84	$0.98	$1.00

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED SEPTEMBER 30, 2015, 2014, and 2013 (Dollars in thousands)

	2015	2014	2013
Net income	$78,093	$77,694	$69,340
Other comprehensive income (loss), net of tax:
Changes in unrealized holding gains (losses) on AFS securities,
net of deferred income taxes of $(843), $171, and $10,295	1,388	(281)	(16,940)
Comprehensive income	$79,481	$77,413	$52,400

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2015, 2014, and 2013 (Dollars in thousands, except per share amounts)

		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at October 1, 2012	$1,554	$1,292,122	$(47,575)	$536,150	$24,207	$1,806,458
Net income, fiscal year 2013				69,340		69,340
Other comprehensive loss, net of tax					(16,940)	(16,940)
ESOP activity, net		3,678	2,972			6,650
Restricted stock activity, net		172				172
Stock-based compensation		2,633				2,633
Repurchase of common stock	(76)	(62,836)		(26,463)		(89,375)
Stock options exercised		12				12
Cash dividends to stockholders ($1.00 per share)				(146,824)		(146,824)
Balance at September 30, 2013	1,478	1,235,781	(44,603)	432,203	7,267	1,632,126

Net income, fiscal year 2014				77,694		77,694
Other comprehensive loss, net of tax					(281)	(281)
ESOP activity, net		362	1,652			2,014
Restricted stock activity, net		127				127
Stock-based compensation		2,134				2,134
Repurchase of common stock	(69)	(58,129)		(25,020)		(83,218)
Stock options exercised	1	457				458
Cash dividends to stockholders ($0.98 per share)				(138,172)		(138,172)
Balance at September 30, 2014	1,410	1,180,732	(42,951)	346,705	6,986	1,492,882

Net income, fiscal year 2015				78,093		78,093
Other comprehensive income, net of tax					1,388	1,388
ESOP activity, net		384	1,652			2,036
Restricted stock activity, net		85				85
Stock-based compensation		2,086				2,086
Repurchase of common stock	(39)	(32,513)		(13,897)		(46,449)
Stock options exercised		267				267
Cash dividends to stockholders ($0.84 per share)				(114,162)		(114,162)
Balance at September 30, 2015	$1,371	$1,151,041	$(41,299)	$296,739	$8,374	$1,416,226

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2015, 2014, and 2013 (Dollars in thousands)

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$78,093	$77,694	$69,340
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(12,556)	(6,555)	(4,515)
Provision for credit losses	771	1,409	(1,067)
Originations of loans receivable held-for-sale ("LHFS")	—	(1,325)	(7,098)
Proceeds from sales of LHFS	—	1,998	7,156
Amortization and accretion of premiums and discounts on securities	5,649	6,053	8,445
Depreciation and amortization of premises and equipment	6,844	6,316	5,447
Amortization of deferred amounts related to FHLB advances, net	4,196	6,139	8,216
Common stock committed to be released for allocation - ESOP	2,036	2,014	6,650
Stock-based compensation	2,086	2,134	2,633
Provision for deferred income taxes	3,201	2,106	5,696
Changes in:
Prepaid federal insurance premium	—	—	11,802
Other assets, net	3,878	1,606	(936)
Income taxes payable/receivable	(1,374)	382	(644)
Accounts payable and accrued expenses	(6,215)	(8,184)	(9,403)
Net cash provided by operating activities	86,609	91,787	101,722

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(149,937)	(120,817)	(408,497)
Purchase of HTM securities	(54,133)	(168,830)	(442,747)
Proceeds from calls, maturities and principal reductions of AFS securities	234,794	349,210	717,545
Proceeds from calls, maturities and principal reductions of HTM securities	330,054	328,433	604,820
Proceeds from the redemption of FHLB stock	265,929	22,387	11,347
Purchase of FHLB stock	(190,862)	(100,356)	(2,391)
Net increase in loans receivable	(398,307)	(280,105)	(355,694)
Purchase of premises and equipment	(12,022)	(7,227)	(18,769)
Proceeds from sale of other real estate owned ("OREO")	5,987	4,875	10,677
Purchase of bank-owned life insurance ("BOLI")	(50,000)	—	—
Proceeds from BOLI death benefit	—	405	—
Net cash (used in) provided by investing activities	(18,497)	27,975	116,291

			(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2015, 2014, and 2013 (Dollars in thousands)

	2015	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(114,162)	(138,172)	(146,824)
Deposits, net of withdrawals	177,248	43,826	60,803
Proceeds from borrowings	7,575,100	2,944,577	1,003,115
Repayments on borrowings	(7,695,100)	(2,194,577)	(1,073,115)
Change in advance payments by borrowers for taxes and insurance	3,713	713	1,750
Payment of FHLB prepayment penalties	(3,352)	—	—
Repurchase of common stock	(50,034)	(79,633)	(91,573)
Other, net	267	458	12
Net cash (used in) provided by financing activities	(106,320)	577,192	(245,832)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(38,208)	696,954	(27,819)

CASH AND CASH EQUIVALENTS:
Beginning of year	810,840	113,886	141,705
End of year	$772,632	$810,840	$113,886

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$35,849	$34,969	$31,175
Interest payments	$103,784	$100,581	$112,950

See accompanying notes to consolidated financial statements.			(Concluded)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2015, 2014, and 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business - Capitol Federal Financial, Inc. (the "Company") provides a full range of retail banking services through its wholly-owned subsidiary, Capitol Federal Savings Bank (the "Bank"), a federal savings bank, which has 37 traditional and 10 in-store banking offices serving primarily the metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia and Salina, Kansas and portions of the metropolitan area of greater Kansas City. The Bank emphasizes mortgage lending, primarily originating and purchasing one- to four-family loans, and providing personal retail financial services. The Bank is subject to competition from other financial institutions and other companies that provide financial services.

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

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and amounts due from banks. Regulations of the Board of Governors of the Federal Reserve System ("FRB") require federally chartered savings banks to maintain cash reserves against their transaction accounts. Required reserves must be maintained in the form of vault cash, an account at a Federal Reserve Bank, or a pass-through account as defined by the FRB. The amount of interest-earning deposits held at the Federal Reserve Bank of Kansas City as of September 30, 2015 and 2014 was $762.0 million and $797.3 million, respectively. The Bank is in compliance with the FRB requirements. For the years ended September 30, 2015 and 2014, the average daily balance of required reserves at the Federal Reserve Bank was $8.7 million and $9.1 million, respectively.

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

Securities that are purchased and held principally for resale in the near future are classified as trading securities and are reported at fair value, with unrealized gains and losses included in non-interest income in the consolidated statements of income. During the fiscal years ended September 30, 2015 and 2014, neither the Company nor the Bank maintained a trading securities portfolio.

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

Loans Receivable - Loans receivable that management has the intent and ability to hold for the foreseeable future are carried at the amount of unpaid principal, net of ACL, undisbursed loan funds, unamortized premiums and discounts, and deferred loan origination fees and costs. Net loan origination fees and costs, and premiums and discounts are amortized as yield adjustments to interest income using the level-yield method. Interest on loans is credited to income as earned and accrued only if deemed collectible.

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

Endorsed loans are classified as TDRs when certain guidelines for soft credit scores and/or estimated loan-to-value ("LTV") ratios are not met. These guidelines are intended to identify changes in the borrower's credit condition since origination, signifying the borrower could be experiencing financial difficulties even though the borrower has not been delinquent on his/her contractual loan payment in the previous 12 months.

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

Allowance for Credit Losses - The ACL represents management's best estimate of the amount of inherent losses in the loan portfolio as of the balance sheet date. It involves a high degree of complexity and requires management to make difficult and subjective judgments and assumptions about highly uncertain matters. Management's methodology for assessing the appropriateness of the ACL consists of a formula analysis model, along with analyzing several other factors. The use of different judgments and assumptions could cause reported results to differ significantly. Management maintains the ACL through provisions for credit losses that are either charged or credited to income.

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

Each quarter, a formula analysis is prepared which segregates the loan portfolio into categories based on certain risk characteristics. The categories include the following: one- to four-family loans; multi-family and commercial loans; consumer home equity loans; and other consumer loans. Home equity loans with the same underlying collateral as a one- to four-family loan are combined with the one- to four-family loan in the formula analysis model to calculate a combined LTV ratio. The one- to four-family loan portfolio and related home equity loans are segregated into additional categories based on the following risk characteristics: originated, correspondent purchased, or bulk purchased; interest payments (fixed-rate and adjustable-rate); LTV ratios; borrower's credit scores; and certain geographic locations. The categories were derived by management based on reviewing the historical performance of the one- to four-family loan portfolio and taking into consideration current economic conditions, such as trends in residential real estate values in certain areas of the U.S. and unemployment rates.

Quantitative loss factors are applied to each loan category in the formula analysis model based on the historical loss experience for each respective loan category. Each quarter, management reviews the historical loss time periods and utilizes the historical loss time periods believed to be the most reflective of the current economic conditions.

Qualitative loss factors are applied to each loan category in the formula analysis model. The qualitative loss factors that are applied in the formula analysis model for one- to four-family and consumer loan portfolios are: unemployment rate trends; collateral value trends; credit score trends; delinquent loan trends; and a factor based on management's judgment of certain segments of the portfolio and related loan product mix. The qualitative loss factor applied in the formula analysis model for multi-family and commercial loan portfolio is based on management's judgment due to the higher risk nature of these loans, compared to one- to four-family loans. As loans are classified or become delinquent, the qualitative loss factors increase for each respective loan category. The qualitative factors were derived by management based on a review of the historical performance of the respective loan portfolios and consideration of current economic conditions and their likely impact to the performance of the loan portfolio.

Management utilizes the formula analysis model, along with considering several other data elements when evaluating the adequacy of the ACL. Such data elements include the trend and composition of delinquent loans, trends in foreclosed property and short sale transactions and charge-off activity, the current status and trends of local and national economies (particularly levels of unemployment), trends and current conditions in the real estate and housing markets, loan portfolio growth and concentrations, and certain ACL ratios such as ACL to loans receivable, net and annualized historical losses to ACL. Since the Bank's loan portfolio is primarily concentrated in one- to four-family real estate, management monitors residential real estate market value trends in the Bank's local market areas and geographic sections of the U.S. by reference to various industry and market reports, economic releases and surveys, and management's general and specific knowledge of the real estate markets in which the Bank lends, in order to determine what impact, if any, such trends may have on the level of ACL. Reviewing these qualitative factors assists management in evaluating the overall credit quality of the loan portfolio and the reasonableness of the ACL on an ongoing basis, and whether changes need to be made to the Bank's ACL methodology. Management seeks to apply the ACL methodology in a consistent manner; however, the methodology can be modified in response to changing conditions. Although management believes the ACL was at a level adequate to absorb inherent losses in the loan portfolio at September 30, 2015, the level of the ACL remains an estimate that is subject to significant judgment and short-term changes.

Federal Home Loan Bank Stock - As a member of FHLB Topeka, the Bank is required to acquire and hold shares of FHLB stock. The Bank's holding requirement varies based on the Bank's activities, primarily the Bank's outstanding borrowings, with FHLB. FHLB stock is carried at cost and is considered a restricted asset because it cannot be pledged as collateral or bought or sold on the open market and it also has certain redemption restrictions. Management conducts a quarterly evaluation to determine if any FHLB stock impairment exists. The quarterly impairment evaluation focuses primarily on the capital adequacy and liquidity of FHLB, while also considering the impact that legislative and regulatory developments may have on FHLB. Stock and cash dividends received on FHLB stock are reflected as dividend income in the consolidated statements of income.

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

Income Taxes - The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred income tax expense (benefit) represents the change in deferred income tax assets and liabilities excluding the tax effects of the change in net unrealized gain (loss) on AFS securities and changes in the market value of restricted stock between the grant date and vesting date. Income tax related penalties and interest are included in income tax expense in the consolidated statements of income.

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

Employee Stock Ownership Plan - The funds borrowed by the ESOP from the Company to purchase the Company's common stock are being repaid from dividends paid on unallocated ESOP shares and, if necessary, contributions by the Bank. The shares pledged as collateral are reported as a reduction of stockholders' equity at cost. As ESOP shares are committed to be released from collateral each quarter, the Company records compensation expense based on the average market price of the Company's stock during the quarter. Additionally, the shares become outstanding for EPS computations once they are committed to be released. The eligibility criteria for participation in the Company's ESOP is a minimum of one year of service, at least age 21, and at least 1,000 hours of employment in each plan year.

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

Borrowed Funds - The Bank has entered into repurchase agreements, which are sales of securities under agreements to repurchase, with approved counterparties. These agreements are recorded as financing transactions, and thereby reported as liabilities on the consolidated balance sheet, as the Bank maintains effective control over the transferred securities and the securities continue to be carried in the Bank's securities portfolio.

The Bank has obtained borrowings from FHLB in the form of advances and a line of credit. Total FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB and certain securities. Additionally, the Bank is authorized to borrow from the Federal Reserve Bank's "discount window."

Segment Information - As a community-oriented financial institution, substantially all of the Bank's operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these community banking operations, which constitute the Company's only operating segment for financial reporting purposes.

Low Income Housing Partnerships - As part of the Bank's community reinvestment initiatives, the Bank invests in affordable housing limited partnerships ("low income housing partnerships") that make equity investments in affordable housing properties.  The Bank is a limited partner in each partnership in which it invests.  Two of the Bank's officers are involved in the operational management of the low income housing partnership investment group.  A separate, unrelated third party is the general partner.  The Bank receives affordable housing tax credits and other tax benefits for these investments.  The Bank accounts for substantially all of its investments in these partnerships using the equity method of accounting.

The Bank's investment in the partnerships, which is included in other assets in the consolidated balance sheets, was $41.8 million and $46.4 million at September 30, 2015 and 2014, respectively.  The Bank's obligations related to such investments, which are primarily related to unfunded commitments and included in accounts payable and accrued expenses in the consolidated balance sheets, were $14.6 million and $20.7 million at September 30, 2015 and 2014, respectively.  Expenses associated with the Bank's investment in the partnerships are included in low income housing partnerships in the consolidated statements of income.  Affordable housing tax credits and other tax benefits, which are recognized as a component of income tax expense in the consolidated statements of income, were $4.3 million, $3.6 million, and $2.7 million for fiscal years 2015, 2014, and 2013, respectively.

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

Recent Accounting Pronouncements - In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The ASU revised the conditions that an entity must meet to elect to use the effective yield method when accounting for qualified affordable housing project investments. Current accounting guidance states that an entity that invests in a qualified affordable housing project may elect to account for that investment using the effective yield method if all required conditions are met. For those investments that are not accounted for using the effective yield method, current accounting guidance requires that the investments be accounted for under either the equity method or the cost method. Certain existing conditions required to be met to use the effective yield method are restrictive and thus prevent many such investments from qualifying for the use of the effective yield method. The ASU replaces the effective yield method with the proportional amortization method and modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. If the modified conditions are met, the ASU permits an entity to use the proportional amortization method to amortize the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense. Additionally, the ASU requires new disclosures about all investments in qualified affordable housing projects irrespective of the method used to account for the investments. ASU 2014-01 is effective for fiscal years beginning after December 15, 2014, which was October 1, 2015 for the Company, and should be applied retrospectively. The Company will continue to account for our affordable housing project investments under either the equity method or the cost method when the ASU is adopted.

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The ASU clarifies when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU also requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014-04 is effective for fiscal years beginning after December 15, 2014, which is October 1, 2015 for the Company, and can be applied using either a modified retrospective transition method or a prospective transition method. The ASU is not expected to have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The ASU clarifies principles for recognizing revenue and provides a common revenue standard for GAAP and International Financial Reporting Standards. Additionally, the ASU provides implementation guidance on several topics and requires entities to disclose both quantitative and qualitative information regarding contracts with customers. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016, which is October 1, 2017 for the Company, and can be applied using either a retrospective or cumulative-effect transition method. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which deferred the effective date of ASU 2014-09 one year, making the ASU effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period, which is October 1, 2018 for the Company. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016. The Company has not yet completed its evaluation of ASU 2014-09.

In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The ASU makes limited amendments to the current guidance on accounting for certain repurchase agreements. The ASU also expands disclosure requirements for certain transfers of financial assets accounted for as sales or as secured borrowings. The accounting changes in ASU 2014-11 are effective for the first quarterly period or fiscal year beginning after December 15, 2014, which was January 1, 2015 for the Company, and should be applied using a cumulative-effect transition method. The Company accounts for its repurchase agreements as secured borrowings; therefore, the adoption of the accounting changes on January 1, 2015 did not have an impact on the Company's consolidated financial condition or results of operations. The expanded disclosure requirements for ASU 2014-11 were effective for fiscal years beginning after December 15, 2014, and for quarterly periods beginning after March 15, 2015, which was April 1, 2015 for the Company. The expanded disclosures required by the adoption of the ASU are included in the Deposits and Borrowed Funds Note.

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

	For the Year Ended September 30,
	2015	2014	2013
	(Dollars in thousands, except per share amounts)
Net income	$78,093	$77,694	$69,340
Income allocated to participating securities	(116)	(176)	(205)
Net income available to common stockholders	$77,977	$77,518	$69,135

Average common shares outstanding	135,321,235	139,377,615	144,638,458
Average committed ESOP shares outstanding	62,458	62,458	208,698
Total basic average common shares outstanding	135,383,693	139,440,073	144,847,156

Effect of dilutive stock options	24,810	1,891	853

Total diluted average common shares outstanding	135,408,503	139,441,964	144,848,009

Net EPS:
Basic	$0.58	$0.56	$0.48
Diluted	$0.58	$0.56	$0.48

Antidilutive stock options, excluded
from the diluted average common shares
outstanding calculation	1,248,744	2,060,748	2,430,629

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS and HTM securities at the dates presented. The majority of the MBS and investment securities portfolios are composed of securities issued by GSEs.

	September 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$525,376	$1,304	$60	$526,620
MBS	217,006	12,489	4	229,491
Trust preferred securities	2,186	—	270	1,916
Municipal bonds	140	4	—	144
	744,708	13,797	334	758,171
HTM:
MBS	1,233,048	27,325	3,590	1,256,783
Municipal bonds	38,074	437	20	38,491
	1,271,122	27,762	3,610	1,295,274
	$2,015,830	$41,559	$3,944	$2,053,445

	September 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$554,811	$413	$5,469	$549,755
MBS	271,138	16,640	172	287,606
Trust preferred securities	2,493	—	197	2,296
Municipal bonds	1,116	17	—	1,133
	829,558	17,070	5,838	840,790
HTM:
MBS	1,514,941	31,130	12,935	1,533,136
Municipal bonds	37,758	654	24	38,388
	1,552,699	31,784	12,959	1,571,524
	$2,382,257	$48,854	$18,797	$2,412,314

The following tables summarize the estimated fair value and gross unrealized losses of those securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	September 30, 2015
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	$39,135	$15	$49,955	$45
MBS	—	—	687	4
Trust preferred securities	—	—	1,916	270
	$39,135	$15	$52,558	$319

HTM:
MBS	$38,604	$134	$302,158	$3,456
Municipal bonds	3,292	12	1,128	8
	$41,896	$146	$303,286	$3,464

	September 30, 2014
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	$70,666	$209	$403,389	$5,260
MBS	18,571	172	—	—
Trust preferred securities	—	—	2,296	197
	$89,237	$381	$405,685	$5,457

HTM:
MBS	$353,344	$2,194	$409,275	$10,741
Municipal bonds	4,688	19	739	5
	$358,032	$2,213	$410,014	$10,746

The unrealized losses at September 30, 2015 and 2014 were primarily a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. The impairment is also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities, nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity. As a result of the analysis, management has concluded that no other-than-temporary impairments existed at September 30, 2015 or 2014. See "Note 1 - Summary of Significant Accounting Policies - Securities" for additional information regarding our impairment review and classification process for securities.

The amortized cost and estimated fair value of debt securities as of September 30, 2015, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without prepayment penalty. For this reason, MBS are not included in the maturity categories.

	AFS		HTM
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
One year or less	$25,160	$25,374	$4,898	$4,961
One year through five years	500,356	501,390	24,683	24,983
Five years through ten years	—	—	8,493	8,547
Ten years and thereafter	2,186	1,916	—	—
	527,702	528,680	38,074	38,491
MBS	217,006	229,491	1,233,048	1,256,783
	$744,708	$758,171	$1,271,122	$1,295,274

The following table presents the taxable and non-taxable components of interest income on investment securities for the periods presented.

	For the Year Ended September 30,
	2015	2014	2013
	(Dollars in thousands)
Taxable	$6,431	$6,440	$8,796
Non-taxable	751	945	1,216
	$7,182	$7,385	$10,012

The following table summarizes the amortized cost and estimated fair value of securities pledged as collateral for the obligations indicated below as of the dates presented.

	September 30,
	2015		2014
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
Public unit deposits	$342,620	$347,505	$282,464	$284,251
Repurchase agreements	217,073	225,806	239,922	247,306
FHLB borrowings	216,607	218,199	487,736	488,368
Federal Reserve Bank	20,134	20,989	25,969	27,067
	$796,434	$812,499	$1,036,091	$1,046,992

All dispositions of securities during fiscal years 2015, 2014, and 2013 were the result of principal repayments, calls, or maturities.

4. LOANS RECEIVABLE and ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at September 30, 2015 and 2014 is summarized as follows:

	2015	2014
	(Dollars in thousands)
Real estate loans:
One- to four-family	$6,342,412	$5,972,031
Multi-family and commercial	110,938	75,677
Construction	129,920	106,790
Total real estate loans	6,583,270	6,154,498

Consumer loans:
Home equity	125,844	130,484
Other	4,179	4,537
Total consumer loans	130,023	135,021

Total loans receivable	6,713,293	6,289,519

Less:
Undisbursed loan funds	90,565	52,001
ACL	9,443	9,227
Discounts/unearned loan fees	24,213	23,687
Premiums/deferred costs	(35,955)	(28,566)
	$6,625,027	$6,233,170

As of September 30, 2015 and 2014, the Bank serviced loans for others aggregating approximately $153.0 million and $195.0 million, respectively. Such loans are not included in the accompanying consolidated balance sheets. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income includes servicing fees withheld from investors and certain charges collected from borrowers, such as late payment fees. The Bank held borrowers' escrow balances on loans serviced for others of $2.9 million and $3.4 million as of September 30, 2015 and 2014, respectively.

Lending Practices and Underwriting Standards - Originating and purchasing one- to four-family loans is the Bank's primary lending business, resulting in a loan concentration in residential first mortgage loans. The Bank purchases one- to four-family loans, on a loan-by-loan basis, from a select group of correspondent lenders. The Bank also originates consumer loans, commercial and multi-family real estate loans, and construction loans secured by residential, multi-family or commercial real estate and participates in commercial and multi-family real estate and construction loans. As a result of our one- to four-family lending activities, the Bank has a concentration of loans secured by real property located in Kansas and Missouri.

One- to four-family loans - Full documentation to support an applicant's credit and income, and sufficient funds to cover all applicable fees and reserves at closing, are required on all loans. Loans are underwritten according to the "ability to repay" and "qualified mortgage" standards, as issued by the Consumer Financial Protection Bureau. Properties securing one- to four-family loans are appraised by either staff appraisers or fee appraisers, both of which are independent of the loan origination function and approved by our Board of Directors.

The underwriting standards for loans purchased from correspondent and nationwide lenders are generally similar to the Bank's internal underwriting standards. The underwriting of loans purchased from correspondent lenders on a loan-by-loan basis is performed by the Bank's underwriters. For the tables within this Note, correspondent loans purchased on a loan-by-loan basis are included with originated loans, and loans purchased in loan packages ("bulk loans") are reported as purchased loans.
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

Multi-family and commercial loans - The Bank's multi-family, commercial real estate, and related construction loans are originated by the Bank or are in participation with a lead bank. These loans are granted based on the income producing potential of the property and the financial strength of the borrower and/or guarantor. At the time of origination, LTV ratios on multi-family, commercial real estate, and related construction loans generally cannot exceed 80% of the appraised value of the property securing the loans and the minimum debt service coverage ratio is generally 1.25. The Bank generally requires personal guarantees from the borrowers or the individuals that own the borrowing entity, which cover the entire outstanding debt, in addition to the security property as collateral for these loans. Appraisals on properties securing these loans are performed by independent state certified fee appraisers.

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

The following tables present the recorded investment, by class, in loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total recorded investment at the dates presented. The recorded investment in loans is defined as the unpaid principal balance of a loan (net of unadvanced funds related to loans in process), less charge-offs and inclusive of unearned loan fees and deferred costs. At September 30, 2015 and 2014, all loans 90 or more days delinquent were on nonaccrual status.

	September 30, 2015
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family loans - originated	$19,285	$7,093	$26,378	$5,869,289	$5,895,667
One- to four-family loans - purchased	7,305	8,956	16,261	472,114	488,375
Multi-family and commercial loans	—	—	—	120,405	120,405
Consumer - home equity	703	497	1,200	124,644	125,844
Consumer - other	17	12	29	4,150	4,179
	$27,310	$16,558	$43,868	$6,590,602	$6,634,470

	September 30, 2014
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family loans - originated	$15,396	$8,566	$23,962	$5,421,112	$5,445,074
One- to four-family loans - purchased	7,937	7,190	15,127	550,229	565,356
Multi-family and commercial loans	—	—	—	96,946	96,946
Consumer - home equity	770	397	1,167	129,317	130,484
Consumer - other	69	13	82	4,455	4,537
	$24,172	$16,166	$40,338	$6,202,059	$6,242,397

The following table presents the recorded investment, by class, in loans classified as nonaccrual at the dates presented.

	September 30,
	2015	2014
	(Dollars in thousands)
One- to four-family loans - originated	$16,093	$16,546
One- to four-family loans - purchased	9,038	7,940
Multi-family and commercial loans	—	—
Consumer - home equity	792	442
Consumer - other	12	13
	$25,935	$24,941

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

	September 30,
	2015		2014
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family - originated	$16,149	$29,282	$20,068	$29,151
One- to four-family - purchased	1,376	13,237	2,738	11,470
Multi-family and commercial	—	—	—	—
Consumer - home equity	151	1,301	146	887
Consumer - other	—	17	5	13
	$17,676	$43,837	$22,957	$41,521

The following table shows the weighted average credit score and weighted average LTV for originated and purchased one- to four-family loans and originated consumer home equity loans at the dates presented. Borrower credit scores are intended to provide an indication as to the likelihood that a borrower will repay their debts. Credit scores are updated at least semiannually, with the last update in September 2015, from a nationally recognized consumer rating agency. The LTV ratios provide an estimate of the extent to which the Bank may incur a loss on any given loan that may go into foreclosure. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

	September 30,
	2015		2014
	Credit Score	LTV	Credit Score	LTV
One- to four-family - originated	765	65%	764	65%
One- to four-family - purchased	752	65	749	66
Consumer - home equity	753	18	751	18
	764	64	762	64

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

	For the Year Ended September 30, 2015
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family loans - originated	143	$17,811	$18,010
One- to four-family loans - purchased	4	1,140	1,144
Multi-family and commercial loans	—	—	—
Consumer - home equity	22	479	485
Consumer - other	3	12	12
	172	$19,442	$19,651

	For the Year Ended September 30, 2014
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family loans - originated	145	$17,721	$17,785
One- to four-family loans - purchased	7	1,054	1,056
Multi-family and commercial loans	—	—	—
Consumer - home equity	6	100	101
Consumer - other	—	—	—
	158	$18,875	$18,942

	For the Year Ended September 30, 2013
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family loans - originated	178	$30,707	$30,900
One- to four-family loans - purchased	9	2,324	2,366
Multi-family and commercial loans	2	82	79
Consumer - home equity	14	297	305
Consumer - other	—	—	—
	203	$33,410	$33,650

The following table provides information on TDRs that became delinquent during the periods presented within 12 months after being restructured.

	For the Years Ended
	September 30, 2015		September 30, 2014		September 30, 2013
	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
One- to four-family loans - originated	52	$5,743	38	$4,112	38	$3,341
One- to four-family loans - purchased	4	890	3	780	6	1,270
Multi-family and commercial loans	—	—	—	—	—	—
Consumer - home equity	4	33	2	56	3	22
Consumer - other	1	5	—	—	1	10
	61	$6,671	43	$4,948	48	$4,643

Impaired loans - The following information pertains to impaired loans, by class, as of the dates presented. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.

	September 30, 2015			September 30, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	ACL	Investment	Balance	ACL
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$11,169	$11,857	$—	$13,871	$14,507	$—
One- to four-family - purchased	11,035	13,315	—	12,405	14,896	—
Multi-family and commercial	—	—	—	—	—	—
Consumer - home equity	591	837	—	605	892	—
Consumer - other	13	40	—	13	22	—
	22,808	26,049	—	26,894	30,317	—
With an allowance recorded
One- to four-family - originated	26,453	26,547	294	23,675	23,767	107
One- to four-family - purchased	3,764	3,731	110	1,820	1,791	56
Multi-family and commercial	—	—	—	—	—	—
Consumer - home equity	869	870	62	464	464	39
Consumer - other	10	10	1	—	—	—
	31,096	31,158	467	25,959	26,022	202
Total
One- to four-family - originated	37,622	38,404	294	37,546	38,274	107
One- to four-family - purchased	14,799	17,046	110	14,225	16,687	56
Multi-family and commercial	—	—	—	—	—	—
Consumer - home equity	1,460	1,707	62	1,069	1,356	39
Consumer - other	23	50	1	13	22	—
	$53,904	$57,207	$467	$52,853	$56,339	$202

The following information pertains to impaired loans, by class, for the periods presented.

	For the Years Ended
	September 30, 2015		September 30, 2014		September 30, 2013
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$12,215	$461	$13,455	$416	$9,763	$321
One- to four-family - purchased	11,153	196	13,305	212	14,730	186
Multi-family and commercial	—	—	—	—	—	—
Consumer - home equity	485	29	567	33	567	39
Consumer - other	12	—	6	—	19	—
	23,865	686	27,333	661	25,079	546
With an allowance recorded
One- to four-family - originated	27,224	1,079	28,171	1,117	40,590	1,651
One- to four-family - purchased	2,960	40	2,334	53	2,052	74
Multi-family and commercial	—	—	17	1	58	3
Consumer - home equity	795	34	558	22	534	23
Consumer - other	15	2	12	—	23	1
	30,994	1,155	31,092	1,193	43,257	1,752
Total
One- to four-family - originated	39,439	1,540	41,626	1,533	50,353	1,972
One- to four-family - purchased	14,113	236	15,639	265	16,782	260
Multi-family and commercial	—	—	17	1	58	3
Consumer - home equity	1,280	63	1,125	55	1,101	62
Consumer - other	27	2	18	—	42	1
	$54,859	$1,841	$58,425	$1,854	$68,336	$2,298

Allowance for Credit Losses - The following is a summary of ACL activity, by loan portfolio segment, for the periods presented, and the ending balance of ACL based on the Company's impairment methodology. Of the $1.2 million of net charge-offs during the year ended September 30, 2013, $381 thousand was due to loans that were primarily discharged in a prior fiscal year under Chapter 7 bankruptcy that had to be, pursuant to regulatory reporting requirements, evaluated for collateral value loss, even if they were current.

	For the Year Ended September 30, 2015
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$6,263	$2,323	$8,586	$400	$241	$9,227
Charge-offs	(435)	(228)	(663)	—	(72)	(735)
Recoveries	56	58	114	—	66	180
Provision for credit losses	1,096	(719)	377	342	52	771
Ending balance	$6,980	$1,434	$8,414	$742	$287	$9,443

	For the Year Ended September 30, 2014
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$5,771	$2,486	$8,257	$185	$380	$8,822
Charge-offs	(380)	(653)	(1,033)	—	(109)	(1,142)
Recoveries	1	64	65	—	73	138
Provision for credit losses	871	426	1,297	215	(103)	1,409
Ending balance	$6,263	$2,323	$8,586	$400	$241	$9,227

	For the Year Ended September 30, 2013
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$6,074	$4,453	$10,527	$219	$354	$11,100
Charge-offs	(637)	(761)	(1,398)	—	(259)	(1,657)
Recoveries	14	398	412	—	34	446
Provision for credit losses	320	(1,604)	(1,284)	(34)	251	(1,067)
Ending balance	$5,771	$2,486	$8,257	$185	$380	$8,822

The following is a summary of the loan portfolio and related ACL balances, at the dates presented, by loan portfolio segment disaggregated by the Company's impairment method. There was no ACL for loans individually evaluated for impairment at either date as all potential losses were charged-off.

	September 30, 2015
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$5,884,498	$477,340	$6,361,838	$120,405	$129,419	$6,611,662

Recorded investment in loans
individually evaluated for impairment	11,169	11,035	22,204	—	604	22,808
	$5,895,667	$488,375	$6,384,042	$120,405	$130,023	$6,634,470

ACL for loans collectively
evaluated for impairment	$6,980	$1,434	$8,414	$742	$287	$9,443

	September 30, 2014
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$5,431,203	$552,951	$5,984,154	$96,946	$134,403	$6,215,503

Recorded investment in loans
individually evaluated for impairment	13,871	12,405	26,276	—	618	26,894
	$5,445,074	$565,356	$6,010,430	$96,946	$135,021	$6,242,397

ACL for loans collectively
evaluated for impairment	$6,263	$2,323	$8,586	$400	$241	$9,227

5. PREMISES AND EQUIPMENT, Net
A summary of the net carrying value of premises and equipment at September 30, 2015 and 2014 was as follows:

	2015	2014
	(Dollars in thousands)
Land	$11,055	$11,041
Building and improvements	82,928	76,029
Furniture, fixtures and equipment	42,731	41,365
	136,714	128,435
Less accumulated depreciation	60,904	57,905
	$75,810	$70,530

The Bank has entered into non-cancelable operating lease agreements with respect to banking premises and equipment. It is expected that many agreements will be renewed at expiration in the normal course of business. Rental expense was $1.1 million, $1.1 million, and $1.2 million for the years ended September 30, 2015, 2014, and 2013, respectively.

As of September 30, 2015, future minimum rental commitments, rounded to the nearest thousand, required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year were as follows:

2016	$1,101
2017	999
2018	998
2019	895
2020	679
Thereafter	3,141
$7,813

6. DEPOSITS and BORROWED FUNDS
Deposits - Noninterest-bearing deposits totaled $188.0 million and $167.0 million as of September 30, 2015 and 2014, respectively. Certificates of deposit with a minimum denomination of $250 thousand were $490.1 million and $402.1 million as of September 30, 2015 and 2014, respectively. Deposits in excess of $250 thousand may not be fully insured by the Federal Deposit Insurance Corporation.

FHLB Borrowings - FHLB borrowings at September 30, 2015 consisted of $2.57 billion in fixed-rate FHLB advances and $700.0 million against the variable-rate FHLB line of credit. The line of credit is set to expire on November 18, 2016, at which time it is expected to be renewed automatically by FHLB for a one year period. FHLB borrowings at September 30, 2014 consisted of $2.57 billion in fixed-rate FHLB advances and $800.0 million against the variable-rate FHLB line of credit.

The Bank implemented a leverage strategy ("daily leverage strategy"), beginning in the fourth quarter of fiscal year 2014, to increase earnings. The daily leverage strategy involves borrowing up to $2.10 billion against the Bank's FHLB line of credit with some or all of the balance being paid down at each quarter end. The proceeds of the borrowings, net of the required FHLB stock holdings, is deposited at the Federal Reserve Bank of Kansas City.

FHLB advances at September 30, 2015 and 2014 were comprised of the following:

	2015	2014
	(Dollars in thousands)
Fixed-rate FHLB advances	$2,575,000	$2,575,000
Deferred prepayment penalty	(4,479)	(5,350)
Deferred gain on terminated interest rate swaps	—	27
	$2,570,521	$2,569,677

Weighted average contractual interest rate on FHLB advances	2.09%	2.19%
Weighted average effective interest rate on FHLB advances(1)	2.24	2.39

(1)	The effective interest rate includes the net impact of deferred amounts related to certain FHLB advances.

During fiscal year 2015, the Bank prepaid $325.0 million of fixed-rate FHLB advances with a weighted average contractual interest rate of 2.61% and a weighted average remaining term to maturity of approximately four months. The prepaid FHLB advances were replaced with $325.0 million of fixed-rate FHLB advances with a weighted average contractual interest rate of 1.66% and a weighted average term of 53 months. The Bank paid $3.4 million in prepayment penalties to FHLB as a result of prepaying the FHLB advances. The present value of the cash flows under the terms of the new FHLB advances was not more than 10% different from the present value of the cash flow under the terms of the prepaid FHLB advances (including the prepayment penalties) and there were no embedded conversion options in the prepaid advances or in the new FHLB advances. The prepayment penalties effectively increased the weighted average interest rate on the new advances 42 basis points at the time of the transactions. The deferred prepayment penalties are being recognized in interest expense over the lives of the new FHLB advances.

FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB and certain securities. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of regulatory total assets without the pre-approval of FHLB senior management. In July 2014, the president of FHLB approved an increase in the Bank's borrowing limit to 55% of Bank Call Report total assets for one year and then renewed that approval in July 2015 through July 2016. At September 30, 2015, the ratio of the par value of the Bank's FHLB borrowings to the Bank's Call Report total assets was 33%. During fiscal year 2015, the Bank's FHLB borrowings to the Bank's Call Report total assets was in excess of 40% due to the daily leverage strategy.

Repurchase Agreements - At September 30, 2015 and 2014, the Company had repurchase agreements outstanding in the amounts of $200.0 million and $220.0 million, with weighted average contractual rates of 2.94% and 3.08%, respectively. All of the Company's repurchase agreements at September 30, 2015 and 2014 were fixed-rate. See the Securities Note for information regarding the amount of securities pledged as collateral in conjunction with repurchase agreements. Securities are delivered to the party with whom each transaction is executed and the party agrees to resell the same securities to the Bank at the maturity of the agreement. The Bank retains the right to substitute similar or like securities throughout the terms of the agreements. The repurchase agreements and collateral are subject to valuation at current market levels and the Bank may ask for the return of excess collateral or be required to post additional collateral due to changes in the market values of these items. The Bank may also be required to post additional collateral as a result of principal payments received on the securities pledged.

Maturity of Borrowed Funds and Certificates of Deposit - The following table presents the scheduled maturity of FHLB advances, at par, repurchase agreements, and certificates of deposit as of September 30, 2015:

	FHLB	Repurchase	Certificates
	Advances	Agreements	of Deposit
	Amount	Amount	Amount
	(Dollars in thousands)
2016	$400,000	$—	$1,091,379
2017	500,000	—	596,041
2018	375,000	100,000	404,131
2019	300,000	—	345,912
2020	250,000	100,000	194,560
Thereafter	750,000	—	1,144
	$2,575,000	$200,000	$2,633,167

7. INCOME TAXES
Income tax expense for the years ended September 30, 2015, 2014, and 2013 consisted of the following:

	2015	2014	2013
	(Dollars in thousands)
Current:
Federal	$30,079	$32,137	$27,570
State	4,395	3,215	2,963
	34,474	35,352	30,533
Deferred:
Federal	2,869	2,121	5,586
State	332	(15)	110
	3,201	2,106	5,696
	$37,675	$37,458	$36,229

The Company's effective tax rates were 32.5%, 32.5%, and 34.3% for the years ended September 30, 2015, 2014, and 2013, respectively. The differences between such effective rates and the statutory Federal income tax rate computed on income before income tax expense resulted from the following:

	2015		2014		2013
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Federal income tax expense
computed at statutory Federal rate	$40,519	35.0%	$40,303	35.0%	$36,949	35.0%
Increases (decreases) in taxes resulting from:
State taxes, net of Federal tax effect	3,257	2.8	3,200	2.8	3,073	2.9
Low income housing tax credits	(4,316)	(3.7)	(3,580)	(3.1)	(2,675)	(2.5)
ESOP related expenses, net	(1,222)	(1.1)	(1,550)	(1.4)	(347)	(0.3)
Other	(563)	(0.5)	(915)	(0.8)	(771)	(0.8)
	$37,675	32.5%	$37,458	32.5%	$36,229	34.3%

Deferred income tax expense represents the change in deferred income tax assets and liabilities excluding the tax effects of the change in net unrealized gain (loss) on AFS securities and changes in the market value of restricted stock between the grant date and vesting date. The sources of these differences and the tax effect of each as of September 30, 2015, 2014, and 2013 were as follows:

	2015	2014	2013
	(Dollars in thousands)
FHLB stock dividends	$4,083	$(832)	$866
Capitol Federal Foundation contribution	418	3,768	3,216
Low income housing partnerships	(763)	(50)	(160)
Premises and equipment	(129)	(388)	1,365
ACL	(75)	(37)	982
Other, net	(333)	(355)	(573)
	$3,201	$2,106	$5,696

The components of the net deferred income tax liabilities as of September 30, 2015 and 2014 were as follows:

	2015	2014
	(Dollars in thousands)
Deferred income tax assets:
Salaries and employee benefits	$2,194	$2,202
Low income housing partnerships	1,445	682
ESOP compensation	1,393	1,205
ACL	1,376	1,301
Capitol Federal Foundation contribution	—	418
Other	3,652	3,570
Gross deferred income tax assets	10,060	9,378

Valuation allowance	(1,807)	(1,810)
Gross deferred income tax asset, net of valuation allowance	8,253	7,568

Deferred income tax liabilities:
FHLB stock dividends	24,595	20,512
Unrealized gain on AFS securities	5,089	4,246
Premises and equipment	4,498	4,627
Other	462	550
Gross deferred income tax liabilities	34,644	29,935

Net deferred tax liabilities	$26,391	$22,367

The Company assesses the available positive and negative evidence surrounding the recoverability of its deferred tax assets and applies its judgment in estimating the amount of valuation allowance necessary under the circumstances.  At both September 30, 2015 and 2014, the Company had a valuation allowance of $1.8 million related to the net operating losses generated by the Company's consolidated Kansas corporate income tax return. The companies included in the consolidated Kansas corporate income tax return are the holding company and Capitol Funds, Inc., as the Bank files a Kansas privilege tax return. Based on the nature of the operations of the holding company and Capitol Funds, Inc., management believes there will not be sufficient taxable income to fully utilize the deferred tax assets noted above; therefore, a valuation allowance has been recorded for the related amounts at September 30, 2015 and 2014.

Accounting Standard Codification ("ASC") 740 Income Taxes prescribes a process by which a tax position taken, or expected to be taken, on an income tax return is determined based upon the technical merits of the position, along with whether the tax position meets a more-likely-than-not-recognition threshold, to determine the amount, if any, of unrecognized tax benefits to recognize in the financial statements. Estimated penalties and interest related to unrecognized tax benefits are included in income tax expense in the consolidated statements of income. For the years ended September 30, 2015, 2014, and 2013, the Company's unrecognized tax benefits, estimated penalties and interest, and related activities were insignificant. The Company does not anticipate the total amount of unrecognized tax benefits to significantly change within the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and the state of Kansas, as well as other states where it has either established nexus under an economic nexus theory or has exceeded enumerated nexus thresholds based on the amount of interest income derived from sources within a given state. In many cases, uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal and state examinations by tax authorities for fiscal years before 2012.

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

As annual loan payments are made on September 30, shares are released from collateral and allocated to qualified employees based on the proportion of their qualifying compensation to total qualifying compensation. On September 30, 2015, 165,198 shares were released from collateral.  On September 30, 2016, 165,198 shares will be released from collateral. As ESOP shares are committed to be released from collateral, the Company records compensation expense.  Dividends on unallocated ESOP shares are applied to the debt service payments of the loan secured by the unallocated shares. Dividends on unallocated ESOP shares in excess of the debt service payment are recorded as compensation expense and distributed to participants or participants' ESOP accounts.  Compensation expense related to the ESOP was $3.0 million for the year ended September 30, 2015, $3.8 million for the year ended September 30, 2014, and $9.7 million for the year ended September 30, 2013.  Of these amounts, $384 thousand, $362 thousand, and $3.7 million related to the difference between the market price of the Company's stock when the shares were acquired by the ESOP trust and the average market price of the Company's stock during the years ended September 30, 2015, 2014, and 2013, respectively. The amount included in compensation expense for dividends on unallocated ESOP shares in excess of the debt service payments was $952 thousand, $1.7 million, and $3.0 million for the years ended September 30, 2015, 2014, and 2013, respectively, which was related to the loan for the shares acquired in the corporate reorganization.

Shares may be withdrawn from the ESOP trust due to retirement, termination, or death of the participant. Additionally, a participant may begin to diversify at least 25% of their ESOP shares at age 50. The following is a summary of shares held in the ESOP trust as of September 30, 2015 and 2014:

	2015	2014
	(Dollars in thousands)
Allocated ESOP shares	4,490,885	4,923,349
Unreleased ESOP shares	4,129,950	4,295,148
Total ESOP shares	8,620,835	9,218,497

Fair value of unreleased ESOP shares	$50,055	$50,769

9. STOCK-BASED COMPENSATION
The Company has a Stock Option Plan, a Restricted Stock Plan, and an Equity Incentive Plan, all of which are considered share-based plans. The Stock Option Plan and Restricted Stock Plan expired in April 2015. No additional grants can be made from these two plans; however outstanding grants continue until they are individually vested, forfeited or expire. The objectives of the Equity Incentive Plan are to provide additional compensation to certain officers, directors and key employees by facilitating their acquisition of stock interest in the Company and enable the Company to retain personnel of experience and ability in key positions of responsibility.

Stock Option Plans – There are currently 737,417 shares outstanding as a result of grants awarded from the Stock Option Plan. The Equity Incentive Plan had 5,907,500 shares originally eligible to be granted as stock options and, as of September 30, 2015, the Company had 4,244,900 shares still available for future grants of stock options under this plan. This plan will expire in January 2027 and no additional grants may be made after expiration, but outstanding grants continue until they are individually vested, forfeited, or expire.

The Company may issue incentive and nonqualified stock options under the Equity Incentive Plan. The Company may also award stock appreciation rights, although no stock appreciation rights have been awarded to date. The incentive stock options expire no later than 10 years from the date of grant, and the nonqualified stock options expire no later than 15 years from the date of grant. The vesting period of the options under the Equity Incentive Plan generally has ranged from three to five years. The option price cannot be less than the market value at the date of the grant as defined by each plan. The fair value of stock option grants is estimated on the date of the grant using the Black-Scholes option pricing model.

At September 30, 2015, the Company had 2,338,017 options outstanding with a weighted average exercise price of $12.97 per option and a weighted average contractual life of 6.9 years, and 1,814,617 options exercisable with a weighted average exercise price of $13.26 per option and a weighted average contractual life of 6.5 years. The exercise price may be paid in cash, shares of common stock, or a combination of both. New shares are issued by the Company upon the exercise of stock options.

Compensation expense attributable to stock option awards during the years ended September 30, 2015, 2014, and 2013 totaled $618 thousand, $633 thousand, and $792 thousand, respectively. The fair value of stock options vested during the years ended September 30, 2015, 2014, and 2013 was $615 thousand, $646 thousand, and $689 thousand, respectively. As of September 30, 2015, the total future compensation cost related to non-vested stock options not yet recognized in the consolidated statements of income was $430 thousand, net of estimated forfeitures, and the weighted average period over which these awards are expected to be recognized was 1.7 years.

Restricted Stock Plans – The Equity Incentive Plan had 2,363,000 shares originally eligible to be granted as restricted stock and, as of September 30, 2015, the Company had 1,815,150 shares available for future grants of restricted stock under this plan. This plan will expire in January 2027 and no additional grants may be made after expiration, but outstanding grants continue until they are individually vested or forfeited. The vesting period of the restricted stock awards under the Equity Incentive Plan has generally ranged from three to five years. At September 30, 2015, the Company had 166,548 unvested restricted stock shares with a weighted average grant date fair value of $11.99 per share.

Compensation expense is calculated based on the fair market value of the common stock at the date of the grant, as defined by the plan, and is recognized over the vesting time period. Compensation expense attributable to restricted stock awards during the years ended September 30, 2015, 2014, and 2013 totaled $1.5 million, $1.5 million, and $1.8 million, respectively. The fair value of restricted stock that vested during the years ended September 30, 2015, 2014, and 2013 totaled $1.5 million, $1.5 million, and $1.5 million, respectively. As of September 30, 2015 there was $1.0 million of unrecognized compensation cost related to unvested restricted stock to be recognized over a weighted average period of 1.7 years.

10. COMMITMENTS AND CONTINGENCIES
The following table summarizes the Bank's loan commitments as of September 30, 2015 and 2014:

	2015	2014
	(Dollars in thousands)
Originate fixed-rate	$54,555	$48,475
Originate adjustable-rate	16,164	15,937
Purchase/participate fixed-rate	128,334	54,752
Purchase/participate adjustable-rate	13,785	18,477
	$212,838	$137,641

Commitments to originate loans are commitments to lend to a customer. Commitments to purchase/participate in loans represent commitments to purchase loans from correspondent lenders on a loan-by-loan basis or participate in commercial real estate loans with a lead bank. The Bank evaluates each borrower's creditworthiness on a case-by-case basis. Commitments generally have fixed expiration dates or other termination clauses and one-to four-family loan commitments may require the payment of a rate lock fee. Some of the commitments are expected to expire without being fully drawn upon; therefore, the amount of total commitments disclosed in the table above does not necessarily represent future cash requirements. As of September 30, 2015 and 2014, there were no significant loan-related commitments that met the definition of derivatives or commitments to sell mortgage loans. As of September 30, 2015 and 2014, the Bank had approved but unadvanced home equity lines of credit of $259.7 million and $260.4 million, respectively.

At September 30, 2015, the Bank had $6.8 million of agreements outstanding in connection with the remodeling of its Kansas City market area operations center.

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counterclaims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company's consolidated financial statements for the year ended September 30, 2015, or future periods.
11. REGULATORY CAPITAL REQUIREMENTS
The Bank and the Company are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and, possibly additional discretionary, actions by regulators that, if undertaken, could have a material adverse effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company's and Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

In July 2013, the federal banking agencies published final rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implemented the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act. Basel III refers to various documents released by the Basel Committee on Banking Supervision. The new rules became effective for the Company and Bank in January 2015, with some rules being transitioned into full effectiveness over two-to-four years. The new capital rules, among other things, introduced a new capital measure called "Common Equity Tier 1" ("CET1"), increased the Tier 1 capital ratio requirement, changed the total assets utilized in the Tier 1 leverage ratio calculation from total assets at quarter end to average total assets during the quarter, changed the risk-weightings of certain assets for purposes of risk-based capital ratios, created an additional capital conservation buffer over the required capital ratios, and changed what qualifies as capital for purposes of meeting the various capital requirements.

As of September 30, 2015, the most recent regulatory guidelines categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. The Bank and the Company must maintain minimum capital ratios as set forth in the table below. There were no regulatory capital requirements for the Company at September 30, 2014. Management believes, as of September 30, 2015, that the Bank and Company meet all capital adequacy requirements to which they are subject and there were no conditions or events subsequent to September 30, 2015 that would change the Bank's or Company's category.

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank
As of September 30, 2015
Tier 1 leverage ratio	$1,266,054	11.3%	$447,986	4.0%	$559,982	5.0%
CET1 capital ratio	1,266,054	30.0	189,663	4.5	273,958	6.5
Tier 1 capital ratio	1,266,054	30.0	252,885	6.0	337,179	8.0
Total capital ratio	1,275,497	30.3	337,179	8.0	421,474	10.0

As of September 30, 2014
Tier 1 leverage ratio	1,299,365	13.2	394,945	4.0	493,682	5.0
Tier 1 risk-based capital ratio	1,299,365	33.0	157,674	4.0	236,511	6.0
Total risk-based capital ratio	1,308,592	33.2	315,348	8.0	394,185	10.0

Company
As of September 30, 2015
Tier 1 leverage ratio	1,407,852	12.6	448,003	4.0	N/A	N/A
CET1 capital ratio	1,407,852	33.4	189,946	4.5	N/A	N/A
Tier 1 capital ratio	1,407,852	33.4	253,262	6.0	N/A	N/A
Total capital ratio	1,417,295	33.6	337,683	8.0	N/A	N/A

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

In conjunction with the Company's corporate reorganization in December 2010, a "liquidation account" was established for the benefit of certain depositors of the Bank in an amount equal to Capitol Federal Savings Bank MHC's ownership interest in the retained earnings of Capitol Federal Financial as of June 30, 2010. As of September 30, 2015, the balance of this liquidation account was $209.9 million. Under applicable federal banking regulations, neither the Company nor the Bank is permitted to pay dividends on its capital stock to its stockholders if stockholders' equity would be reduced below the amount of the liquidation account at that time.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair Value Measurements – The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures in accordance with ASC 820 and ASC 825. The Company did not have any liabilities that were measured at fair value at September 30, 2015 or 2014. The Company's AFS securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as OREO and loans individually evaluated for impairment. These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.

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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. The majority of the securities within the AFS portfolio were issued by GSEs. The Company primarily uses prices obtained from third party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third party pricing service when determining the fair value of its securities during the years ended September 30, 2015 and 2014. The Company's major security types, based on the nature and risks of the securities, are:

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

	September 30, 2015
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)(1)
	(Dollars in thousands)
AFS Securities:
GSE debentures	$526,620	$—	$526,620	$—
MBS	229,491	—	229,491	—
Municipal bonds	144	—	144	—
Trust preferred securities	1,916	—	—	1,916
	$758,171	$—	$756,255	$1,916

	September 30, 2014
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)(2)
	(Dollars in thousands)
AFS Securities:
GSE debentures	$549,755	$—	$549,755	$—
MBS	287,606	—	287,606	—
Municipal bonds	1,133	—	1,133	—
Trust preferred securities	2,296	—	—	2,296
	$840,790	$—	$838,494	$2,296

(1)
The Company's Level 3 AFS securities had no activity during the year ended September 30, 2015, except for principal repayments of $400 thousand and increases in net unrealized losses recognized in other comprehensive income. Increases in net unrealized losses included in other comprehensive income for the year ended September 30, 2015 were $45 thousand.

(2)
The Company's Level 3 AFS securities had no activity during the year ended September 30, 2014, except for principal repayments of $150 thousand and reductions in net unrealized losses recognized in other comprehensive income. Reductions in net unrealized losses included in other comprehensive income for the year ended September 30, 2014 were $16 thousand.

The following is a description of valuation methodologies used for significant assets measured at fair value on a non-recurring basis.

Loans Receivable – The balance of loans individually evaluated for impairment at September 30, 2015 and 2014 was $22.8 million and $26.8 million, respectively. Substantially all of these loans were secured by residential real estate and were individually evaluated to determine if the carrying value of the loan was in excess of the fair value of the collateral, less estimated selling costs of 10%. When no impairment is indicated, the carrying amount is considered to approximate fair value. Fair values were estimated through current appraisals or current Federal Housing Finance Agency ("FHFA") housing price indices, which is a broad based measure of the movement of single-family house prices and is a weighted, repeat-sales index. Management does not adjust or apply a discount to the appraised value or FHFA housing price indices, except for the estimated sales costs noted above. The primary significant unobservable input for impaired loans with fair values estimated using appraisals was the appraisal. Fair values of impaired loans cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan, and, as such are classified as Level 3. Based on this evaluation, the Bank charged-off any loss amounts as of September 30, 2015 and 2014; therefore, there was no ACL related to these loans.

OREO – OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower-of-cost or fair value. Fair value is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value, except for the estimated sales costs noted above. Management does not adjust or apply a discount to the listing prices, except for the estimated sales costs noted above. The primary significant unobservable input for OREO was the appraisal or listing price. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property, and, as such are classified as Level 3. The fair value of OREO at September 30, 2015 and 2014 was $4.3 million and $4.1 million, respectively.

The following tables provide the level of valuation assumptions used to determine the carrying value of the Company's assets measured at fair value on a non-recurring basis at the dates presented.

	September 30, 2015
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Loans individually evaluated for impairment	$22,762	$—	$—	$22,762
OREO	4,333	—	—	4,333
	$27,095	$—	$—	$27,095

	September 30, 2014
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Loans individually evaluated for impairment	$26,828	$—	$—	$26,828
OREO	4,094	—	—	4,094
	$30,922	$—	$—	$30,922

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

The carrying amounts and estimated fair values of the Company's financial instruments at September 30, 2015 and 2014 were as follows:

	2015		2014
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$772,632	$772,632	$810,840	$810,840
AFS securities	758,171	758,171	840,790	840,790
HTM securities	1,271,122	1,295,274	1,552,699	1,571,524
Loans receivable	6,625,027	6,870,176	6,233,170	6,429,840
FHLB stock	150,543	150,543	213,054	213,054
Liabilities:
Deposits	4,832,520	4,869,312	4,655,272	4,674,268
FHLB borrowings	3,270,521	3,339,650	3,369,677	3,423,547
Repurchase agreements	200,000	209,807	220,000	227,539

The following methods and assumptions were used to estimate the fair value of the financial instruments:

Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents are considered to approximate their fair value due to the nature of the financial assets. (Level 1)

HTM Securities - Estimated fair values of securities are based on one of three methods: (1) quoted market prices where available; (2) quoted market prices for similar instruments if quoted market prices are not available; (3) unobservable data that represents the Bank's assumptions about items that market participants would consider in determining fair value where no market data is available. HTM securities are carried at amortized cost. (Level 2)

Loans Receivable - The fair value of one- to four-family loans and home equity loans are generally estimated using the present value of expected future cash flows, assuming future prepayments and using discount factors determined by prices obtained from securitization markets, less a discount for the cost of servicing and lack of liquidity. The estimated fair value of the Bank's multi-family, commercial, and consumer loans are based on the expected future cash flows assuming future prepayments and discount factors based on current offering rates. (Level 3)

FHLB stock - The carrying value and estimated fair value of FHLB stock equals cost, which is based on redemption at par value. (Level 1)

Deposits - The estimated fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date. The estimated fair value of these deposits at September 30, 2015 and 2014 was $2.20 billion and $2.12 billion, respectively. (Level 1) The fair value of certificates of deposit is estimated by discounting future cash flows using current London Interbank Offered Rates ("LIBOR"). The estimated fair value of certificates of deposit at September 30, 2015 and 2014 was $2.67 billion and $2.55 billion, respectively. (Level 2)

FHLB borrowings and Repurchase Agreements - The fair value of fixed-maturity borrowed funds is estimated by discounting estimated future cash flows using current offer rates. (Level 2) The carrying value of FHLB line of credit is considered to approximate its fair value due to the nature of the financial liability. (Level 1)

13. SUBSEQUENT EVENTS
In preparing these financial statements, management has evaluated events occurring subsequent to September 30, 2015, for potential recognition and disclosure. There have been no material events or transactions which would require adjustments to the consolidated financial statements at September 30, 2015.
14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table presents summarized quarterly data for each of the years indicated for the Company.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(Dollars and counts in thousands, except per share amounts)
2015
Total interest and dividend income	$74,900	$73,877	$74,174	$74,411	$297,362
Net interest and dividend income	48,036	46,779	47,013	47,940	189,768
Provision for credit losses	173	275	323	—	771
Net income	20,472	19,234	19,602	18,785	78,093
Basic EPS	0.15	0.14	0.14	0.14	0.58
Diluted EPS	0.15	0.14	0.14	0.14	0.58
Dividends declared per share	0.335	0.085	0.335	0.085	0.84
Average number of basic shares outstanding	136,088	136,208	135,746	133,515	135,384
Average number of diluted shares outstanding	136,116	136,246	135,763	133,533	135,409

2014
Total interest and dividend income	$72,234	$71,857	$71,921	$74,234	$290,246
Net interest and dividend income	44,245	45,727	46,198	47,973	184,143
Provision for credit losses	515	160	307	427	1,409
Net income	17,813	19,688	19,983	20,210	77,694
Basic EPS	0.12	0.14	0.14	0.15	0.56
Diluted EPS	0.12	0.14	0.14	0.15	0.56
Dividends declared per share	0.505	0.075	0.325	0.075	0.98
Average number of basic shares outstanding	142,882	139,489	138,332	137,047	139,440
Average number of diluted shares outstanding	142,883	139,489	138,334	137,051	139,442

15. PARENT COMPANY FINANCIAL INFORMATION (PARENT COMPANY ONLY)
The Company serves as the holding company for the Bank (see "Note 1 – Summary of Significant Accounting Policies"). The Company's (parent company only) balance sheets at the dates presented, and the related statements of income and cash flows for each of the years presented are as follows:

BALANCE SHEETS
SEPTEMBER 30, 2015 and 2014
(Dollars in thousands, except per share amounts)

	2015	2014
ASSETS:
Cash and cash equivalents	$96,171	$139,540
Investment in the Bank	1,274,429	1,306,351
Note receivable - ESOP	44,984	46,140
Other assets	420	484
Income taxes receivable, net	318	3,618
Deferred income tax assets, net	—	393
TOTAL ASSETS	$1,416,322	$1,496,526

LIABILITIES:
Accounts payable and accrued expenses	$60	$3,644
Deferred income tax liabilities, net	36	—
Total liabilities	96	3,644

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 137,106,822 and 140,951,203
shares issued and outstanding as of September 30, 2015 and 2014, respectively	1,371	1,410
Additional paid-in capital	1,151,041	1,180,732
Unearned compensation - ESOP	(41,299)	(42,951)
Retained earnings	296,739	346,705
AOCI, net of tax	8,374	6,986
Total stockholders' equity	1,416,226	1,492,882
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,416,322	$1,496,526

STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 2015, 2014 and 2013
(Dollars in thousands)

	2015	2014	2013

INTEREST AND DIVIDEND INCOME:
Dividend income from the Bank	$115,359	$145,276	$70,512
Interest income from other investments	1,835	2,004	2,328
Interest income from securities	—	—	62
Total interest and dividend income	117,194	147,280	72,902
NON-INTEREST EXPENSE:
Salaries and employee benefits	835	774	857
Regulatory and outside services	243	248	473
Other non-interest expense	517	606	648
Total non-interest expense	1,595	1,628	1,978
INCOME BEFORE INCOME TAX EXPENSE AND EQUITY IN
EXCESS OF DISTRIBUTION OVER EARNINGS OF SUBSIDIARY	115,599	145,652	70,924
INCOME TAX EXPENSE	84	132	144
INCOME BEFORE EQUITY IN EXCESS OF
DISTRIBUTION OVER EARNINGS OF SUBSIDIARY	115,515	145,520	70,780
EQUITY IN EXCESS OF DISTRIBUTION
OVER EARNINGS OF SUBSIDIARY	(37,422)	(67,826)	(1,440)
NET INCOME	$78,093	$77,694	$69,340

STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2015, 2014 and 2013
(Dollars in thousands)

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$78,093	$77,694	$69,340
Adjustments to reconcile net income to net cash provided by
operating activities:
Equity in excess of distribution over earnings of subsidiary	37,422	67,826	1,440
Depreciation of equipment	30	2	—
Amortization/accretion of premiums/discounts	—	—	74
Other, net	—	—	263
Provision for deferred income taxes	428	3,768	3,216
Changes in:
Other assets	35	166	(198)
Income taxes receivable/payable	3,300	(562)	(220)
Accounts payable and accrued expenses	1	(12)	(27)
Net cash flows provided by operating activities	119,309	148,882	73,888

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of AFS securities	—	—	60,000
Principal collected on notes receivable from ESOP	1,156	1,120	2,827
Purchase of equipment	—	(370)	—
Net cash flows provided by investing activities	1,156	750	62,827

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payment from subsidiary related to restricted stock awards	95	243	34
Dividends paid	(114,162)	(138,172)	(146,824)
Repurchase of common stock	(50,034)	(79,633)	(91,573)
Stock options exercised	267	458	12
Net cash flows used in financing activities	(163,834)	(217,104)	(238,351)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(43,369)	(67,472)	(101,636)

CASH AND CASH EQUIVALENTS:
Beginning of year	139,540	207,012	308,648
End of year	$96,171	$139,540	$207,012

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of September 30, 2015.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2015, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Management has concluded that the Company maintained an effective system of internal control over financial reporting based on these criteria as of September 30, 2015.

The Company's independent registered public accounting firm, Deloitte & Touche LLP, who audited the consolidated financial statements included in the Company's annual report, has issued an audit report on the Company's internal control over financial reporting as of September 30, 2015 and it is included in Item 8.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information required by this item concerning the Company's directors and compliance with Section 16(a) of the Act is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2016, a copy of which will be filed not later than 120 days after the close of the fiscal year. Pursuant to General Instruction G(3), information concerning executive officers of the Company is included in Part I, under the caption "Executive Officers of the Registrant" of this Form 10-K.

Information required by this item regarding the audit committee of the Company's Board of Directors, including information regarding the audit committee financial experts serving on the committee, is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2016, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Code of Ethics
We have adopted a written code of ethics within the meaning of Item 406 of SEC Regulation S-K that applies to our principal executive officer and senior financial officers, and to all of our other employees and our directors, a copy of which is available free of charge by contacting James Wempe, Director, Investor Relations, at (785) 270-6055, or from our internet website (www.capfed.com).

Item 11.  Executive Compensation
Information required by this item concerning compensation is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2016, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2016, a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table sets forth information as of September 30, 2015 with respect to compensation plans under which shares of our common stock may be issued.

Equity Compensation Plan Information
Number of Shares
Remaining Available
for Future Issuance
	Number of Shares		Under Equity
	to be issued upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Shares
	Outstanding Options,	Outstanding Options,	Reflected in the
Plan Category	Warrants and Rights	Warrants and Rights	First Column)
Equity compensation plans
approved by stockholders	2,338,017	$12.97	6,060,050	(1)
Equity compensation plans not
approved by stockholders	N/A	N/A	N/A
	2,338,017	$12.97	6,060,050

(1)	This amount includes 1,815,150 shares available for future grants of restricted stock under the Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item concerning certain relationships, related transactions and director independence is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2016, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Principal Accountant Fees and Services
Information required by this item concerning principal accountant fees and services is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2016, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)     The following is a list of documents filed as part of this report:
(1)  Financial Statements:

The following financial statements are included under Part II, Item 8 of this Form 10-K:
1.Reports of Independent Registered Public Accounting Firm.
2.Consolidated Balance Sheets as of September 30, 2015 and 2014.
3.Consolidated Statements of Income for the Years Ended September 30, 2015, 2014, and 2013.
4.Consolidated Statements of Comprehensive Income for the Years Ended September 30,
2015, 2014, and 2013.
5.Consolidated Statements of Stockholders' Equity for the Years Ended September 30,
2015, 2014, and 2013.
6.Consolidated Statements of Cash Flows for the Years Ended September 30, 2015, 2014, and 2013.
7.Notes to Consolidated Financial Statements for the Years Ended September 30, 2015,
2014, and 2013.

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

CAPITOL FEDERAL FINANCIAL, INC.

Date: November 25, 2015	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ John B. Dicus	By:	/s/ Reginald L. Robinson
	John B. Dicus, Chairman, President		Reginald L. Robinson, Director
	and Chief Executive Officer		Date: November 25, 2015
(Principal Executive Officer)
	Date: November 25, 2015	By:	/s/ Michael T. McCoy, M.D.
Michael T. McCoy, M.D., Director
By:	/s/ Kent G. Townsend		Date: November 25, 2015
Kent G. Townsend, Executive Vice President,
	Chief Financial Officer and Treasurer	By:	/s/ James G. Morris
	(Principal Financial Officer)		James G. Morris, Director
	Date: November 25, 2015		Date: November 25, 2015

By:	/s/ Jeffrey R. Thompson	By:	/s/ Marilyn S. Ward
	Jeffrey R. Thompson, Director		Marilyn S. Ward, Director
	Date: November 25, 2015		Date: November 25, 2015

By:	/s/ Jeffrey M. Johnson	By:	/s/ Tara D. Van Houweling
	Jeffrey M. Johnson, Director		Tara D. Van Houweling, First Vice President
	Date: November 25, 2015		and Reporting Director
(Principal Accounting Officer)
By:	/s/ Morris J. Huey II		Date: November 25, 2015
Morris J. Huey II, Director
Date: November 25, 2015

INDEX TO EXHIBITS

Exhibit Number	Document
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

10.4
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

10.6	Description of Named Executive Officer Salary and Bonus Arrangements
10.7	Description of Director Fee Arrangements filed on August 1, 2014 as Exhibit 10.9 to the Registrant's June 30, 2014 Form 10-Q and incorporated herein by reference
10.8	Short-term Performance Plan filed on August 4, 2015 as Exhibit 10.10 to the Registrant's June 30, 2015 Form 10-Q and incorporated herein by reference
10.9
Capitol Federal Financial, Inc. 2012 Equity Incentive Plan (the "Equity Incentive Plan") filed on December 22, 2011 as Appendix A to Capitol Federal Financial, Inc.'s Proxy Statement (File No. 001-34814) and incorporated herein by reference

10.10	Form of Incentive Stock Option Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.12 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
10.11
Form of Non-Qualified Stock Option Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.13 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference

10.12
Form of Stock Appreciation Right Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.14 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference

10.13	Form of Restricted Stock Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.15 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
11	Calculations of Basic and Diluted Earnings Per Share (See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2 – Earnings Per Share")
14	Code of Ethics*
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer, and Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer

101
The following information from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015, filed with the SEC on November 25, 2015, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at September 30, 2015 and 2014, (ii) Consolidated Statements of Income for the fiscal years ended September 30, 2015, 2014, and 2013, (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended September 30, 2015, 2014, and 2013, (iv) Consolidated Statement of Stockholders' Equity for the fiscal years ended September 30, 2015, 2014, and 2013, (v) Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2015, 2014, and 2013, and (vi) Notes to the Consolidated Financial Statements

*May be obtained free of charge from the Registrant's Director of Investor Relations by calling (785) 270-6055 or from the Registrant's internet website at www.capfed.com.