Form 10-Q
period 2015-12-31
Capitol Federal Financial Inc
filed 2016-02-09
CIK 1490906

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
_________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
or
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

As of February 3, 2016, there were 137,149,688 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except per share amounts)

	December 31,	September 30,
	2015	2015
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $209,647 and $764,816)	$232,354	$772,632
Securities:
Available-for-sale ("AFS"), at estimated fair value (amortized cost of $628,005 and $744,708)	636,970	758,171
Held-to-maturity ("HTM"), at amortized cost (estimated fair value of $1,211,180 and $1,295,274)	1,199,978	1,271,122
Loans receivable, net (allowance for credit losses ("ACL") of $9,201 and $9,443)	6,665,128	6,625,027
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	119,027	150,543
Premises and equipment, net	79,185	75,810
Income taxes receivable, net	—	1,071
Other assets	200,780	189,785
TOTAL ASSETS	$9,133,422	$9,844,161

LIABILITIES:
Deposits	$4,972,480	$4,832,520
FHLB borrowings	2,471,272	3,270,521
Repurchase agreements	200,000	200,000
Advance payments by borrowers for taxes and insurance	24,316	61,818
Income taxes payable, net	7,059	—
Deferred income tax liabilities, net	25,765	26,391
Accounts payable and accrued expenses	41,697	36,685
Total liabilities	7,742,589	8,427,935

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 137,130,588 and 137,106,822
shares issued and outstanding as of December 31, 2015 and September 30, 2015, respectively	1,371	1,371
Additional paid-in capital	1,151,867	1,151,041
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(40,887)	(41,299)
Retained earnings	272,906	296,739
Accumulated other comprehensive income ("AOCI"), net of tax	5,576	8,374
Total stockholders' equity	1,390,833	1,416,226
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,133,422	$9,844,161

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended
	December 31,
	2015	2014
INTEREST AND DIVIDEND INCOME:
Loans receivable	$60,223	$58,619
Mortgage-backed securities ("MBS")	7,831	10,001
FHLB stock	3,152	3,181
Cash and cash equivalents	1,620	1,424
Investment securities	1,533	1,675
Total interest and dividend income	74,359	74,900
INTEREST EXPENSE:
FHLB borrowings	16,074	16,988
Deposits	8,799	8,145
Repurchase agreements	1,504	1,731
Total interest expense	26,377	26,864
NET INTEREST INCOME	47,982	48,036
PROVISION FOR CREDIT LOSSES	—	173
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	47,982	47,863
NON-INTEREST INCOME:
Retail fees and charges	3,814	3,783
Insurance commissions	516	549
Loan fees	342	374
Other non-interest income	894	551
Total non-interest income	5,566	5,257
NON-INTEREST EXPENSE:
Salaries and employee benefits	10,487	10,477
Occupancy, net	2,672	2,419
Information technology and communications	2,558	2,568
Regulatory and outside services	1,486	1,296
Federal insurance premium	1,382	1,282
Deposit and loan transaction costs	1,274	1,374
Advertising and promotional	1,154	889
Office supplies and related expense	887	473
Low income housing partnerships	773	1,546
Other non-interest expense	917	818
Total non-interest expense	23,590	23,142
INCOME BEFORE INCOME TAX EXPENSE	29,958	29,978
INCOME TAX EXPENSE	9,240	9,506
NET INCOME	$20,718	$20,472

Basic earnings per share ("EPS")	$0.16	$0.15
Diluted EPS	$0.16	$0.15
Dividends declared per share	$0.34	$0.34

Basic weighted average common shares	132,822,283	136,087,882
Diluted weighted average common shares	132,911,156	136,115,684

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	December 31,
	2015	2014
Net income	$20,718	$20,472
Other comprehensive income (loss), net of tax:
Changes in unrealized holding gains (losses) on AFS securities,
net of deferred income taxes of $1,700 and $(471)	(2,798)	776
Comprehensive income	$17,920	$21,248

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)

		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at October 1, 2015	$1,371	$1,151,041	$(41,299)	$296,739	$8,374	$1,416,226
Net income				20,718		20,718
Other comprehensive loss, net of tax					(2,798)	(2,798)
ESOP activity, net		113	412			525
Restricted stock activity, net		22				22
Stock-based compensation		533				533
Stock options exercised		158				158
Cash dividends to stockholders ($0.34 per share)				(44,551)		(44,551)
Balance at December 31, 2015	$1,371	$1,151,867	$(40,887)	$272,906	$5,576	$1,390,833

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,718	$20,472
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(3,152)	(3,181)
Provision for credit losses	—	173
Amortization and accretion of premiums and discounts on securities	1,289	1,427
Depreciation and amortization of premises and equipment	1,706	1,680
Amortization of deferred amounts related to FHLB advances, net	751	1,269
Common stock committed to be released for allocation - ESOP	525	518
Stock-based compensation	533	516
Changes in:
Other assets, net	83	833
Income taxes payable/receivable	9,226	9,483
Accounts payable and accrued expenses	(5,514)	(4,291)
Net cash provided by operating activities	26,165	28,899

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of HTM securities	(1,432)	(810)
Proceeds from calls, maturities and principal reductions of AFS securities	116,678	64,676
Proceeds from calls, maturities and principal reductions of HTM securities	71,312	79,200
Proceeds from the redemption of FHLB stock	94,500	97,179
Purchase of FHLB stock	(59,832)	(2,250)
Net increase in loans receivable	(41,994)	(30,075)
Purchase of premises and equipment	(4,555)	(2,536)
Proceeds from sale of other real estate owned ("OREO")	815	1,040
Net cash provided by investing activities	175,492	206,424

		(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	December 31,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(44,551)	(45,676)
Deposits, net of withdrawals	139,960	49,740
Proceeds from borrowings	1,500,000	1,550,000
Repayments on borrowings	(2,300,000)	(2,350,000)
Change in advance payments by borrowers for taxes and insurance	(37,502)	(34,407)
Repurchase of common stock	—	(7,208)
Other, net	158	30
Net cash used in financing activities	(741,935)	(837,521)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(540,278)	(602,198)

CASH AND CASH EQUIVALENTS:
Beginning of period	772,632	810,840
End of period	$232,354	$208,642

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$13	$23
Interest payments	$25,686	$25,989

See accompanying notes to consolidated financial statements.		(Concluded)

Notes to Consolidated Financial Statements (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The consolidated financial statements include the accounts of Capitol Federal® Financial, Inc. (the "Company") and its wholly-owned subsidiary, Capitol Federal Savings Bank (the "Bank"). The Bank has a wholly-owned subsidiary, Capitol Funds, Inc. Capitol Funds, Inc. has a wholly-owned subsidiary, Capitol Federal Mortgage Reinsurance Company. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015, filed with the Securities and Exchange Commission ("SEC"). Interim results are not necessarily indicative of results for a full year.

Recent Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. The ASU clarifies principles for recognizing revenue and provides a common revenue standard for GAAP and International Financial Reporting Standards. Additionally, the ASU provides implementation guidance on several topics and requires entities to disclose both quantitative and qualitative information regarding contracts with customers. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016, which is October 1, 2017 for the Company, and can be applied using either a retrospective or cumulative-effect transition method. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which deferred the effective date of ASU 2014-09 one year, making the ASU effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period, which is October 1, 2018 for the Company. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016. The Company has not yet completed its evaluation of ASU 2014-09.

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

	For the Three Months Ended
	December 31,
	2015	2014
	(Dollars in thousands, except per share amounts)
Net income	$20,718	$20,472
Income allocated to participating securities	(27)	(42)
Net income available to common stockholders	$20,691	$20,430

Average common shares outstanding	132,821,834	136,087,433
Average committed ESOP shares outstanding	449	449
Total basic average common shares outstanding	132,822,283	136,087,882

Effect of dilutive stock options	88,873	27,802

Total diluted average common shares outstanding	132,911,156	136,115,684

Net EPS:
Basic	$0.16	$0.15
Diluted	$0.16	$0.15

Antidilutive stock options, excluded from the diluted average
common shares outstanding calculation	872,039	1,246,761

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS and HTM securities at the dates presented. The majority of the MBS and investment securities portfolios are composed of securities issued by United States Government-Sponsored Enterprises ("GSEs").

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$421,231	$130	$1,923	$419,438
MBS	204,448	11,092	5	215,535
Trust preferred securities	2,186	—	332	1,854
Municipal bonds	140	3	—	143
	628,005	11,225	2,260	636,970
HTM:
MBS	1,160,584	19,329	8,493	1,171,420
Municipal bonds	39,394	374	8	39,760
	1,199,978	19,703	8,501	1,211,180
	$1,827,983	$30,928	$10,761	$1,848,150

	September 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$525,376	$1,304	$60	$526,620
MBS	217,006	12,489	4	229,491
Trust preferred securities	2,186	—	270	1,916
Municipal bonds	140	4	—	144
	744,708	13,797	334	758,171
HTM:
MBS	1,233,048	27,325	3,590	1,256,783
Municipal bonds	38,074	437	20	38,491
	1,271,122	27,762	3,610	1,295,274
	$2,015,830	$41,559	$3,944	$2,053,445

The following tables summarize the estimated fair value and gross unrealized losses of those securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	December 31, 2015
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	$348,259	$1,677	$24,754	$246
MBS	—	—	711	5
Trust preferred securities	—	—	1,854	332
	$348,259	$1,677	$27,319	$583

HTM:
MBS	$275,457	$1,568	$284,008	$6,925
Municipal bonds	5,175	6	395	2
	$280,632	$1,574	$284,403	$6,927

	September 30, 2015
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	$39,135	$15	$49,955	$45
MBS	—	—	687	4
Trust preferred securities	—	—	1,916	270
	$39,135	$15	$52,558	$319

HTM:
MBS	$38,604	$134	$302,158	$3,456
Municipal bonds	3,292	12	1,128	8
	$41,896	$146	$303,286	$3,464

The unrealized losses at December 31, 2015 and September 30, 2015 were primarily a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. The impairment is also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities, nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity. As a result of the analysis, management has concluded that no other-than-temporary impairments existed at December 31, 2015 or September 30, 2015.

The amortized cost and estimated fair value of debt securities as of December 31, 2015, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without prepayment penalty. For this reason, MBS are not included in the maturity categories.

	AFS		HTM
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
One year or less	$25,117	$25,214	$4,884	$4,917
One year through five years	396,254	394,367	24,604	24,838
Five years through ten years	—	—	9,906	10,005
Ten years and thereafter	2,186	1,854	—	—
	423,557	421,435	39,394	39,760
MBS	204,448	215,535	1,160,584	1,171,420
	$628,005	$636,970	$1,199,978	$1,211,180

The following table presents the taxable and non-taxable components of interest income on investment securities for the periods presented.

	For the Three Months Ended
	December 31,
	2015	2014
	(Dollars in thousands)
Taxable	$1,354	$1,473
Non-taxable	179	202
	$1,533	$1,675

The following table summarizes the amortized cost and estimated fair value of securities pledged as collateral for the obligations listed below as of the dates presented.

	December 31, 2015		September 30, 2015
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
Public unit deposits	$383,107	$384,158	$342,620	$347,505
Repurchase agreements	216,857	224,300	217,073	225,806
FHLB borrowings	203,395	202,385	216,607	218,199
Federal Reserve Bank	18,792	19,426	20,134	20,989
	$822,151	$830,269	$796,434	$812,499

4. LOANS RECEIVABLE and ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at the dates presented is summarized as follows:

	December 31, 2015	September 30, 2015
	(Dollars in thousands)
Real estate loans:
One- to four-family	$6,371,418	$6,342,412
Multi-family and commercial	113,852	110,938
Construction	137,501	129,920
Total real estate loans	6,622,771	6,583,270

Consumer loans:
Home equity	126,259	125,844
Other	4,219	4,179
Total consumer loans	130,478	130,023

Total loans receivable	6,753,249	6,713,293

Less:
Undisbursed loan funds	91,601	90,565
ACL	9,201	9,443
Discounts/unearned loan fees	24,172	24,213
Premiums/deferred costs	(36,853)	(35,955)
	$6,665,128	$6,625,027

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

The following tables present the recorded investment, by class, in loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total recorded investment at the dates presented. The recorded investment in loans is defined as the unpaid principal balance of a loan (net of unadvanced funds related to loans in process), less charge-offs and inclusive of unearned loan fees and deferred costs. At December 31, 2015 and September 30, 2015, all loans 90 or more days delinquent were on nonaccrual status.

	December 31, 2015
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family loans - originated	$17,304	$9,864	$27,168	$5,916,786	$5,943,954
One- to four-family loans - purchased	7,859	7,251	15,110	456,862	471,972
Multi-family and commercial loans	—	—	—	127,925	127,925
Consumer - home equity	730	574	1,304	124,955	126,259
Consumer - other	88	25	113	4,106	4,219
	$25,981	$17,714	$43,695	$6,630,634	$6,674,329

	September 30, 2015
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family loans - originated	$19,285	$7,093	$26,378	$5,869,289	$5,895,667
One- to four-family loans - purchased	7,305	8,956	16,261	472,114	488,375
Multi-family and commercial loans	—	—	—	120,405	120,405
Consumer - home equity	703	497	1,200	124,644	125,844
Consumer - other	17	12	29	4,150	4,179
	$27,310	$16,558	$43,868	$6,590,602	$6,634,470

The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure was $4.2 million at December 31, 2015.  The recorded investment of mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process as of December 31, 2015 was $5.0 million.

The following table presents the recorded investment, by class, in loans classified as nonaccrual at the dates presented.

	December 31, 2015	September 30, 2015
	(Dollars in thousands)
One- to four-family loans - originated	$17,525	$16,093
One- to four-family loans - purchased	7,333	9,038
Multi-family and commercial loans	—	—
Consumer - home equity	833	792
Consumer - other	26	12
	$25,717	$25,935

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

	December 31, 2015		September 30, 2015
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family - originated	$14,535	$30,308	$16,149	$29,282
One- to four-family - purchased	1,683	11,426	1,376	13,237
Multi-family and commercial	—	—	—	—
Consumer - home equity	127	1,415	151	1,301
Consumer - other	—	31	—	17
	$16,345	$43,180	$17,676	$43,837

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

	December 31, 2015		September 30, 2015
	Credit Score	LTV	Credit Score	LTV
One- to four-family - originated	765	65%	765	65%
One- to four-family - purchased	752	65	752	65
Consumer - home equity	753	19	753	18
	764	64	764	64

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

	For the Three Months Ended
	December 31, 2015
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family loans - originated	30	$3,106	$3,165
One- to four-family loans - purchased	1	123	122
Multi-family and commercial loans	—	—	—
Consumer - home equity	4	61	61
Consumer - other	—	—	—
	35	$3,290	$3,348

	For the Three Months Ended
	December 31, 2014
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family loans - originated	43	$5,324	$5,372
One- to four-family loans - purchased	2	266	268
Multi-family and commercial loans	—	—	—
Consumer - home equity	4	64	65
Consumer - other	3	12	12
	52	$5,666	$5,717

The following table provides information on TDRs that became delinquent during the periods presented within 12 months after being restructured.

	For the Three Months Ended
	December 31, 2015		December 31, 2014
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
One- to four-family loans - originated	11	$800	19	$1,757
One- to four-family loans - purchased	—	—	2	268
Multi-family and commercial loans	—	—	—	—
Consumer - home equity	2	78	1	15
Consumer - other	—	—	1	5
	13	$878	23	$2,045

Impaired loans - The following information pertains to impaired loans, by class, as of the dates presented. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.

	December 31, 2015			September 30, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	ACL	Investment	Balance	ACL
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$11,658	$12,298	$—	$11,169	$11,857	$—
One- to four-family - purchased	12,379	14,470	—	11,035	13,315	—
Multi-family and commercial	—	—	—	—	—	—
Consumer - home equity	672	873	—	591	837	—
Consumer - other	11	38	—	13	40	—
	24,720	27,679	—	22,808	26,049	—
With an allowance recorded
One- to four-family - originated	27,961	28,050	488	26,453	26,547	294
One- to four-family - purchased	844	824	12	3,764	3,731	110
Multi-family and commercial	—	—	—	—	—	—
Consumer - home equity	898	898	56	869	870	62
Consumer - other	20	20	1	10	10	1
	29,723	29,792	557	31,096	31,158	467
Total
One- to four-family - originated	39,619	40,348	488	37,622	38,404	294
One- to four-family - purchased	13,223	15,294	12	14,799	17,046	110
Multi-family and commercial	—	—	—	—	—	—
Consumer - home equity	1,570	1,771	56	1,460	1,707	62
Consumer - other	31	58	1	23	50	1
	$54,443	$57,471	$557	$53,904	$57,207	$467

The following information pertains to impaired loans, by class, for the periods presented.

	For the Three Months Ended
	December 31, 2015		December 31, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$10,972	$113	$13,256	$113
One- to four-family - purchased	11,090	51	11,749	51
Multi-family and commercial	—	—	—	—
Consumer - home equity	574	8	515	8
Consumer - other	9	—	16	—
	22,645	172	25,536	172
With an allowance recorded
One- to four-family - originated	28,114	265	26,074	272
One- to four-family - purchased	3,246	7	2,122	12
Multi-family and commercial	—	—	—	—
Consumer - home equity	954	11	586	6
Consumer - other	13	—	15	—
	32,327	283	28,797	290
Total
One- to four-family - originated	39,086	378	39,330	385
One- to four-family - purchased	14,336	58	13,871	63
Multi-family and commercial	—	—	—	—
Consumer - home equity	1,528	19	1,101	14
Consumer - other	22	—	31	—
	$54,972	$455	$54,333	$462

Allowance for Credit Losses - The following is a summary of ACL activity, by loan portfolio segment, for the periods presented, and the ending balance of ACL based on the Company's impairment methodology.

	For the Three Months Ended December 31, 2015
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$6,980	$1,434	$8,414	$742	$287	$9,443
Charge-offs	(57)	(175)	(232)	—	(18)	(250)
Recoveries	3	—	3	—	5	8
Provision for credit losses	(94)	31	(63)	59	4	—
Ending balance	$6,832	$1,290	$8,122	$801	$278	$9,201

	For the Three Months Ended December 31, 2014
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$6,263	$2,323	$8,586	$400	$241	$9,227
Charge-offs	(58)	(113)	(171)	—	(35)	(206)
Recoveries	21	54	75	—	28	103
Provision for credit losses	258	(270)	(12)	105	80	173
Ending balance	$6,484	$1,994	$8,478	$505	$314	$9,297

The following is a summary of the loan portfolio and related ACL balances, at the dates presented, by loan portfolio segment disaggregated by the Company's impairment method. There was no ACL for loans individually evaluated for impairment at either date as all potential losses were charged-off.

	December 31, 2015
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$5,932,297	$459,593	$6,391,890	$127,925	$129,769	$6,649,584

Recorded investment in loans
individually evaluated for impairment	11,657	12,379	24,036	—	709	24,745
	$5,943,954	$471,972	$6,415,926	$127,925	$130,478	$6,674,329

ACL for loans collectively
evaluated for impairment	$6,832	$1,290	$8,122	$801	$278	$9,201

	September 30, 2015
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$5,884,498	$477,340	$6,361,838	$120,405	$129,419	$6,611,662

Recorded investment in loans
individually evaluated for impairment	11,169	11,035	22,204	—	604	22,808
	$5,895,667	$488,375	$6,384,042	$120,405	$130,023	$6,634,470

ACL for loans collectively
evaluated for impairment	$6,980	$1,434	$8,414	$742	$287	$9,443

5. LOW INCOME HOUSING PARTNERSHIPS
The Bank's investment in low income housing partnerships, which is included in other assets in the consolidated balance sheets, was $51.1 million and $41.8 million at December 31, 2015 and September 30, 2015, respectively.  The Bank's obligations related to unfunded commitments, which are included in accounts payable and accrued expenses in the consolidated balance sheets, were $21.8 million and $14.6 million at December 31, 2015 and September 30, 2015, respectively. The majority of the commitments are projected to be funded through the end of calendar year 2018.

Expenses associated with the Bank's investment in the low income housing partnerships are included in low income housing partnerships in the consolidated statements of income. The low income housing partnership expenses resulted in other tax benefits of $292 thousand for the three months ended December 31, 2015 which are a component of income tax expense in the consolidated statements of income.  Affordable housing tax credits are recognized as a component of income tax expense in the consolidated statements of income and totaled $1.2 million for the three months ended December 31, 2015. There were no impairment losses during the three months ended December 31, 2015 resulting from the forfeiture or ineligibility of tax credits or other circumstances.

6. REPURCHASE AGREEMENTS
At both December 31, 2015 and September 30, 2015, the Company had repurchase agreements outstanding in the amount of $200.0 million with a weighted average contractual rate of 2.94%. All of the Company's repurchase agreements at December 31, 2015 and September 30, 2015 were fixed-rate. See Note 3 for information regarding the amount of securities pledged as collateral in conjunction with repurchase agreements. Securities are delivered to the party with whom each transaction is executed and the party agrees to resell the same securities to the Bank at the maturity of the agreement. The Bank retains the right to substitute similar or like securities throughout the terms of the agreements. The repurchase agreements and collateral are subject to valuation at current market levels and the Bank may ask for the return of excess collateral or be required to post additional collateral due to changes in the market values of these items. The Bank may also be required to post additional collateral as a result of principal payments received on the securities pledged.
The following table presents the scheduled maturity of repurchase agreements by fiscal year as of December 31, 2015:

Amount
(Dollars in thousands)
2016	$—
2017	—
2018	100,000
2019	—
2020	100,000
Thereafter	—
$200,000

7. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair Value Measurements - The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures in accordance with Accounting Standards Codification ("ASC") 820 and ASC 825. The Company did not have any liabilities that were measured at fair value at December 31, 2015 or September 30, 2015. The Company's AFS securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as OREO and loans individually evaluated for impairment. These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.

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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. The majority of the securities within the AFS portfolio were issued by GSEs. The Company primarily uses prices obtained from third party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third party pricing service when determining the fair value of its securities during the three months ended December 31, 2015 or during fiscal year 2015. The Company's major security types, based on the nature and risks of the securities, are:

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

	December 31, 2015
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
AFS Securities:
GSE debentures	$419,438	$—	$419,438	$—
MBS	215,535	—	215,535	—
Municipal bonds	143	—	143	—
Trust preferred securities	1,854	—	—	1,854
	$636,970	$—	$635,116	$1,854

	September 30, 2015
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
AFS Securities:
GSE debentures	$526,620	$—	$526,620	$—
MBS	229,491	—	229,491	—
Municipal bonds	144	—	144	—
Trust preferred securities	1,916	—	—	1,916
	$758,171	$—	$756,255	$1,916

The Company’s Level 3 AFS securities had no activity during the three months ended December 31, 2015 and 2014, except for principal repayments of $5 thousand and $26 thousand, respectively, and increases in net unrealized losses included in other comprehensive income of $39 thousand and $51 thousand, respectively.

The following is a description of valuation methodologies used for significant assets measured at fair value on a non-recurring basis.

Loans Receivable - The balance of loans individually evaluated for impairment at December 31, 2015 and September 30, 2015 was $24.7 million and $22.8 million, respectively. Substantially all of these loans were secured by residential real estate and were individually evaluated to determine if the carrying value of the loan was in excess of the fair value of the collateral, less estimated selling costs of 10%. When no impairment is indicated, the carrying amount is considered to approximate fair value. Fair values were estimated through current appraisals or current Federal Housing Finance Agency ("FHFA") housing price indices, which is a broad based measure of the movement of single-family house prices and is a weighted, repeat-sales index. Management does not adjust or apply a discount to the appraised value or FHFA housing price indices, except for the estimated sales costs noted above. The primary significant unobservable input for impaired loans with fair values estimated using appraisals was the appraisal. Fair values of impaired loans cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan, and, as such are classified as Level 3. Based on this evaluation, the Bank charged-off any loss amounts as of December 31, 2015 and September 30, 2015; therefore, there was no ACL related to these loans.

OREO - OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower-of-cost or fair value. Fair value is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value or listing prices, except for the estimated sales costs noted above. The primary significant unobservable input for OREO was the appraisal or listing price. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property, and, as such are classified as Level 3. The fair value of OREO at December 31, 2015 and September 30, 2015 was $5.5 million and $4.3 million, respectively.

The following tables provide the level of valuation assumptions used to determine the carrying value of the Company's assets measured at fair value on a non-recurring basis at the dates presented.

	December 31, 2015
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Loans individually evaluated for impairment	$24,698	$—	$—	$24,698
OREO	5,460	—	—	5,460
	$30,158	$—	$—	$30,158

	September 30, 2015
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Loans individually evaluated for impairment	$22,762	$—	$—	$22,762
OREO	4,333	—	—	4,333
	$27,095	$—	$—	$27,095

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

The carrying amounts and estimated fair values of the Company's financial instruments, at the dates presented, were as follows:

	December 31, 2015		September 30, 2015
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$232,354	$232,354	$772,632	$772,632
AFS securities	636,970	636,970	758,171	758,171
HTM securities	1,199,978	1,211,180	1,271,122	1,295,274
Loans receivable	6,665,128	6,842,530	6,625,027	6,870,176
FHLB stock	119,027	119,027	150,543	150,543
Liabilities:
Deposits	4,972,480	4,992,708	4,832,520	4,869,312
FHLB borrowings	2,471,272	2,507,344	3,270,521	3,339,650
Repurchase agreements	200,000	207,154	200,000	209,807

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

Deposits - The estimated fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date. The estimated fair value of these deposits at December 31, 2015 and September 30, 2015 was $2.32 billion and $2.20 billion, respectively. (Level 1) The fair value of certificates of deposit is estimated by discounting future cash flows using current London Interbank Offered Rates ("LIBOR"). The estimated fair value of certificates of deposit was $2.67 billion at both December 31, 2015 and September 30, 2015. (Level 2)

FHLB borrowings and Repurchase Agreements - The fair value of fixed-maturity borrowed funds is estimated by discounting estimated future cash flows using current offer rates. (Level 2) The carrying value of FHLB line of credit is considered to approximate its fair value due to the nature of the financial liability. (Level 1)
8. SUBSEQUENT EVENTS
In preparing these financial statements, management has evaluated events occurring subsequent to December 31, 2015 for potential recognition and disclosure. There have been no material events or transactions which would require adjustments to the consolidated financial statements at December 31, 2015.

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

The following discussion and analysis is intended to assist in understanding the financial condition, results of operations, liquidity, and capital resources of the Company. The Bank comprises almost all of the consolidated assets and liabilities of the Company and the Company is dependent primarily upon the performance of the Bank for the results of its operations. Because of this relationship, references to management actions, strategies and results of actions apply to both the Bank and the Company. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015, filed with the SEC.

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

Economic conditions in the Bank's local market areas have a significant impact on the ability of borrowers to repay loans and the value of the collateral securing these loans. The industries in our market areas are diversified, especially in the Kansas City metropolitan statistical area, which comprises the largest segment of our loan portfolio and deposit base. As of December 2015, the unemployment rate was 3.9% for Kansas and 4.4% for Missouri, compared to the national average of 5.0%, based on information from the Bureau of Labor Statistics. The Kansas City market area has an average household income of approximately $75 thousand per annum, based on 2015 estimates from the American Community Survey, which is a statistical survey by the U.S. Census Bureau. The average household income in our combined market areas is approximately $70 thousand per annum, with 90% of the population at or above the poverty level, also based on the 2015 estimates from the American Community Survey. The FHFA price index for Kansas and Missouri has not experienced significant fluctuations during the past 10 years, unlike other market areas of the United States, which indicates relative stability in property values in our local market areas.

For the quarter ended December 31, 2015, the Company recognized net income of $20.7 million, or $0.16 per share, compared to net income of $20.5 million, or $0.15 per share, for the quarter ended December 31, 2014. The $246 thousand, or 1.2%, increase in net income was due primarily to a $309 thousand increase in non-interest income and a $266 thousand decrease in income tax expense, partially offset by a $448 thousand increase in non-interest expense. Net income attributable to the daily leverage strategy was $583 thousand during the current quarter, compared to $795 thousand for the prior year quarter. The net interest margin decreased one basis point, from 1.76% for the prior year quarter to 1.75% for the current year quarter. Excluding the effects of the daily leverage strategy, the net interest margin would have been 2.11% for the current year quarter, unchanged from the prior year quarter.

Total assets were $9.13 billion at December 31, 2015 compared to $9.84 billion at September 30, 2015. The $710.7 million decrease was due primarily to a $540.3 million decrease in cash and cash equivalents and a $31.5 million decrease in FHLB stock, both due to the removal of the daily leverage strategy at December 31, 2015, as well as to a $192.3 million decrease in the securities portfolio.

The loan receivable portfolio, net, increased $40.1 million, to $6.67 billion at December 31, 2015, from $6.63 billion at September 30, 2015. During the current quarter, the Bank originated and refinanced $195.6 million of loans with a weighted average rate of 3.68%, purchased $118.6 million of loans from correspondent lenders with a weighted average rate of 3.54%, and purchased participations of $8.9 million of multi-family and commercial real estate loans with a weighted average rate of 4.25%.

Total liabilities were $7.74 billion at December 31, 2015 compared to $8.43 billion at September 30, 2015. The $685.3 million decrease was due primarily to a $799.2 million decrease in FHLB borrowings largely as a result of the removal of the daily leverage strategy at December 31, 2015, along with a $100.0 million decrease in term advances, partially offset by a $140.0 million increase in the deposit portfolio. Management intends to remove the entire daily leverage strategy at each quarter end, and reinstate the strategy at the beginning of the next quarter, during fiscal year 2016. The growth in deposits was primarily in the checking, wholesale certificate of deposit, and money market portfolios, which increased $79.3 million, $36.8 million, and $34.1 million, respectively.

Stockholders' equity was $1.39 billion at December 31, 2015 compared to $1.42 billion at September 30, 2015. The $25.4 million decrease between periods was due primarily to the payment of $44.5 million in cash dividends, partially offset by net income of $20.7 million.

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

Critical Accounting Policies
Our most critical accounting policies are the methodologies used to determine the ACL and fair value measurements. These policies are important to the presentation of our financial condition and results of operations, involve a high degree of complexity, and require management to make difficult and subjective judgments that may require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could cause reported results to differ materially. These critical accounting policies and their application are reviewed at least annually by the audit committee of our Board of Directors. For a full discussion of our critical accounting policies, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Financial Condition
The following table presents selected balance sheet information as of the dates indicated.

	December 31,	September 30,	June 30,	March 31,	December 31,
	2015	2015	2015	2015	2014
	(Dollars in thousands)
Total assets	$9,133,422	$9,844,161	$9,131,181	$10,023,099	$9,056,356
Cash and cash equivalents	232,354	772,632	46,668	1,021,150	208,642
AFS securities	636,970	758,171	847,059	842,856	777,329
HTM securities	1,199,978	1,271,122	1,359,657	1,425,383	1,472,914
Loans receivable, net	6,665,128	6,625,027	6,496,468	6,365,320	6,261,619
FHLB stock	119,027	150,543	166,257	154,951	121,306
Deposits	4,972,480	4,832,520	4,813,188	4,837,274	4,705,012
FHLB borrowings	2,471,272	3,270,521	2,572,898	3,371,970	2,570,946
Repurchase agreements	200,000	200,000	220,000	220,000	220,000
Stockholders' equity	1,390,833	1,416,226	1,426,723	1,476,656	1,465,929
Equity to total assets at end of period	15.2%	14.4%	15.6%	14.7%	16.2%

Assets. Total assets were $9.13 billion at December 31, 2015 compared to $9.84 billion at September 30, 2015. The $710.7 million decrease was due primarily to a $540.3 million decrease in cash and cash equivalents and $31.5 million decrease in FHLB stock, both due to the removal of the daily leverage strategy at December 31, 2015, as well as to a $192.3 million decrease in the securities portfolio. Cash flows from the securities portfolio were primarily held as operating cash as well as used to fund loan growth during the quarter. The entire $2.10 billion daily leverage strategy was reinstated on January 4, 2016.

Loans Receivable. Loans receivable, net, increased $40.1 million, to $6.67 billion at December 31, 2015, from $6.63 billion at September 30, 2015. The growth in the loan portfolio was primarily in the correspondent one- to four-family purchased loan portfolio.

The following table presents the balance and weighted average rate of our loan portfolio as of the dates indicated. Within the one- to four-family loan portfolio at December 31, 2015, 63% of the loans had a balance at origination of less than $417 thousand.

	December 31, 2015		September 30, 2015
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Real estate loans:
One- to four-family
Originated	$4,005,625	3.82%	$4,010,517	3.84%
Correspondent purchased	1,896,393	3.52	1,846,213	3.52
Bulk purchased	469,400	2.23	485,682	2.25
Construction	77,124	3.52	75,152	3.57
Total	6,448,542	3.61	6,417,564	3.62
Multi-family and commercial
Permanent	113,852	4.14	110,938	4.14
Construction or land development	60,377	4.15	54,768	4.13
Total	174,229	4.14	165,706	4.14
Total real estate loans	6,622,771	3.63	6,583,270	3.64

Consumer loans:
Home equity	126,259	4.96	125,844	5.00
Other	4,219	4.12	4,179	4.03
Total consumer loans	130,478	4.94	130,023	4.97
Total loans receivable	6,753,249	3.65	6,713,293	3.66

Less:
Undisbursed loan funds	91,601		90,565
ACL	9,201		9,443
Discounts/unearned loan fees	24,172		24,213
Premiums/deferred costs	(36,853)		(35,955)
Total loans receivable, net	$6,665,128		$6,625,027

The following table presents, for our portfolio of one- to four-family loans, the balance, percentage of total, weighted average credit score, weighted average LTV ratio, and the average balance per loan at the dates presented. Credit scores are updated at least semiannually, with the latest update in September 2015, from a nationally recognized consumer rating agency. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

	December 31, 2015					September 30, 2015
		% of	Credit		Average		% of	Credit		Average
	Amount	Total	Score	LTV	Balance	Amount	Total	Score	LTV	Balance
	(Dollars in thousands)
Originated	$4,005,625	62.9%	765	64%	$129	$4,010,517	63.2%	765	64%	$129
Correspondent purchased	1,896,393	29.7	764	68	344	1,846,213	29.1	764	68	344
Bulk purchased	469,400	7.4	753	65	308	485,682	7.7	752	65	310
	$6,371,418	100.0%	764	65	168	$6,342,412	100.0%	764	65	167

The following table summarizes activity in the loan portfolio, along with weighted average rates where applicable, for the periods indicated, excluding changes in undisbursed loan funds, ACL, discounts/unearned loan fees, and premiums/deferred costs. Loans that were paid-off as a result of refinances are included in repayments. Loan endorsements are not included in the activity in the following table because a new loan is not generated at the time of the endorsement. The endorsed balance and rate are included in the ending loan portfolio balance and rate. During the three months ended December 31, 2015, the Bank endorsed $23.6 million of one- to four-family loans, reducing the average rate on those loans by 90 basis points.

	For the Three Months Ended
	December 31, 2015		September 30, 2015		June 30, 2015		March 31, 2015
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$6,713,293	3.66%	$6,547,702	3.67%	$6,418,780	3.71%	$6,317,251	3.74%
Originated and refinanced:
Fixed	157,447	3.67	165,646	3.73	207,895	3.50	131,532	3.49
Adjustable	38,117	3.74	51,634	3.59	47,609	3.55	36,053	3.63
Purchased and participations:
Fixed	101,644	3.69	164,397	3.64	147,887	3.51	144,370	3.56
Adjustable	25,861	3.17	65,722	3.69	29,046	2.92	41,858	2.94
Repayments	(280,978)		(280,671)		(301,835)		(250,422)
Principal charge-offs, net	(242)		(158)		(128)		(166)
Other	(1,893)		(979)		(1,552)		(1,696)
Ending balance	$6,753,249	3.65	$6,713,293	3.66	$6,547,702	3.67	$6,418,780	3.71

The following tables present loan origination, refinance, and purchase activity for the periods indicated, excluding endorsement activity, along with associated weighted average rates and percent of total. Loan originations, purchases and refinances are reported together. The fixed-rate one- to four-family loans less than or equal to 15 years have an original maturity at origination of less than or equal to 15 years, while fixed-rate one- to four-family loans greater than 15 years have an original maturity at origination of greater than 15 years. The adjustable-rate one- to four-family loans less than or equal to 36 months have a term to first reset of less than or equal to 36 months at origination and adjustable-rate one- to four-family loans greater than 36 months have a term to first reset of greater than 36 months at origination. Of the $150.2 million of one- to four-family loans originated and refinanced during the current year three month period, 80% had loan values of $417 thousand or less. Of the $118.6 million of one- to four-family correspondent loans purchased during the current year three month period, 27% had loan values of $417 thousand or less.

	For the Three Months Ended
	December 31, 2015			December 31, 2014
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family:
<= 15 years	$60,427	3.01%	18.7%	$59,885	3.13%	23.2%
> 15 years	166,383	3.79	51.5	117,319	4.02	45.4
Multi-family and commercial real estate	31,164	4.25	9.6	17,350	3.77	6.7
Home equity	893	5.65	0.3	888	6.21	0.3
Other	224	8.41	0.1	202	8.08	0.1
Total fixed-rate	259,091	3.68	80.2	195,644	3.74	75.7

Adjustable-rate:
One- to four-family:
<= 36 months	904	2.66	0.3	1,367	2.63	0.5
> 36 months	41,097	3.02	12.7	43,530	3.01	16.9
Multi-family and commercial real estate	3,376	4.25	1.0	—	—	—
Home equity	18,059	4.52	5.6	17,261	4.63	6.7
Other	542	3.44	0.2	425	3.33	0.2
Total adjustable-rate	63,978	3.51	19.8	62,583	3.45	24.3

Total originated, refinanced and purchased	$323,069	3.64	100.0%	$258,227	3.67	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$96,111	3.66		$78,704	3.73
Participations - multi-family and commercial real estate	5,533	4.25		15,670	3.79
Total fixed-rate purchased/participations	101,644	3.69		94,374	3.74

Adjustable-rate:
Correspondent - one- to four-family	22,485	3.01		23,705	2.96
Participations - multi-family and commercial real estate	3,376	4.25		—	—
Total adjustable-rate purchased/participations	25,861	3.17		23,705	2.96
Total purchased/participation loans	$127,505	3.59		$118,079	3.58

The following table presents originated, refinanced, and correspondent purchased activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average LTVs and weighted average credit scores for the periods indicated.

	For the Three Months Ended
	December 31, 2015			December 31, 2014
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$113,655	76%	766	$97,008	76%	769
Refinanced by Bank customers	36,560	68	769	22,684	67	765
Correspondent purchased	118,596	74	763	102,409	75	766
	$268,811	74	765	$222,101	74	767

The following table presents the amount, percent of total, and weighted average rate, by state, for one- to four-family loan originations and correspondent purchases where originations and purchases in the state exceeded five percent of the total amount originated and purchased during the three months ended December 31, 2015.

	For the Three Months Ended
	December 31, 2015
State	Amount	% of Total	Rate
	(Dollars in thousands)
Kansas	$132,636	49.4%	3.48%
Missouri	57,692	21.5	3.53
Texas	30,705	11.4	3.49
Tennessee	15,162	5.6	3.50
Other states	32,616	12.1	3.53
	$268,811	100.0%	3.50

One- to Four-Family Loan Commitments - The following table summarizes our one- to four-family loan origination and refinance commitments and one- to four-family correspondent purchase commitments as of December 31, 2015, along with associated weighted average rates. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a rate lock fee. A percentage of the commitments are expected to expire unfunded, so the amounts reflected in the table below are not necessarily indicative of future cash requirements.

	Fixed-Rate
	15 years	More than	Adjustable-	Total
	or less	15 years	Rate	Amount	Rate
	(Dollars in thousands)
Originate/refinance	$14,045	$60,214	$16,188	$90,447	3.57%
Correspondent	15,600	98,488	18,124	132,212	3.71
	$29,645	$158,702	$34,312	$222,659	3.65

Rate	3.09%	3.88%	3.11%

Multi-Family and Commercial Real Estate Loans - The Bank generally requires a minimum debt service coverage ratio of 1.25 and limits LTV ratios to 80% for multi-family and commercial real estate loans, depending on the property type. Multi-family and commercial real estate permanent and construction loans are originated or participated in based on the income producing potential of the property and the financial strength of the borrower and/or guarantors. The Bank intends to continue participating in commercial construction-to-permanent and permanent loans through its correspondent lending channel and other lead banks.

The following table presents multi-family and commercial real estate and construction loans and commitments by industry classification, as defined by the North American Industry Classification System, as of December 31, 2015.

	Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Principal	Amount	Amount	Commitments	Total	Total
	(Dollars in thousands)
Accommodation and food services	$51,357	$41,886	$93,243	$1,506	$94,749	39.4%
Health care and social assistance	11,200	800	12,000	29,920	41,920	17.4
Arts, entertainment, and recreation	—	—	—	34,480	34,480	14.4
Real estate rental and leasing	21,467	740	22,207	—	22,207	9.2
Retail trade	14,909	—	14,909	500	15,409	6.4
Multi-family	17,114	2,437	19,551	—	19,551	8.1
Other	12,319	—	12,319	—	12,319	5.1
	$128,366	$45,863	$174,229	$66,406	$240,635	100.0%

The following table summarizes multi-family and commercial real estate and construction loans and commitments by state as of December 31, 2015.

	Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Principal	Amount	Amount	Commitments	Total	Total
	(Dollars in thousands)
Kansas	$45,594	$—	$45,594	$34,480	$80,074	33.3%
Texas	24,997	44,408	69,405	—	69,405	28.8
Missouri	34,122	800	34,922	29,920	64,842	26.9
Colorado	14,397	655	15,052	500	15,552	6.5
Arkansas	6,800	—	6,800	1,506	8,306	3.5
California	2,456	—	2,456	—	2,456	1.0
	$128,366	$45,863	$174,229	$66,406	$240,635	100.0%

The following table presents the Bank's multi-family and commercial real estate and construction loan portfolio and outstanding commitments, categorized by gross loan amount (unpaid principal plus undisbursed amounts) or outstanding commitment amount, as of December 31, 2015.

	Count	Amount
	(Dollars in thousands)
Greater than $15 million	4	$124,524
>$10 to $15 million	2	23,750
>$5 to $10 million	3	23,752
$1 to $5 million	23	63,759
Less than $1 million	14	4,850
	46	$240,635

Asset Quality. The Bank's traditional underwriting guidelines have provided the Bank with generally low delinquencies and low levels of non-performing assets compared to national levels. Of particular importance is the complete and full documentation required for each loan the Bank originates or purchases. One- to four-family owner occupied loans are underwritten according to the "ability to repay" and "qualified mortgage" standards, as issued by the CFPB, with total debt-to-income ratios not exceeding 43% of the borrower's verified income. This allows the Bank to make an informed credit decision based upon a thorough assessment of the borrower's ability to repay the loan. See additional discussion regarding underwriting standards in "Part I, Item 1. Business - Lending Practices and Underwriting Standards" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015. In the following asset quality discussion, unless otherwise noted, correspondent purchased loans are included with originated loans and bulk purchased loans are reported as purchased loans.

Delinquent and non-performing loans and OREO - The following table presents the Company's 30 to 89 day delinquent loans at the dates indicated. Of the loans 30 to 89 days delinquent at December 31, 2015, approximately 74% were 59 days or less delinquent.

	Loans Delinquent for 30 to 89 Days at:
	December 31,		September 30,		June 30,		March 31,		December 31,
	2015		2015		2015		2015		2014
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	159	$14,277	158	$16,955	150	$16,320	128	$13,097	164	$16,638
Correspondent purchased	10	3,033	8	2,344	15	4,741	7	2,206	6	1,280
Bulk purchased	35	7,805	32	7,259	30	6,249	35	8,137	46	10,047
Consumer loans:
Home equity	36	730	32	703	34	646	30	681	41	916
Other	13	88	11	17	18	80	9	36	14	29
	253	$25,933	241	$27,278	247	$28,036	209	$24,157	271	$28,910

30 to 89 days delinquent loans
to total loans receivable, net		0.39%		0.41%		0.43%		0.38%		0.46%

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

	Non-Performing Loans and OREO at:
	December 31,		September 30,		June 30,		March 31,		December 31,
	2015		2015		2015		2015		2014
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	75	$9,900	66	$6,728	70	$6,180	79	$8,047	75	$7,762
Correspondent purchased	—	—	1	394	1	67	1	490	3	1,039
Bulk purchased	32	7,199	36	8,898	29	7,577	27	8,040	24	7,191
Consumer loans:
Home equity	28	574	24	497	19	443	23	366	20	354
Other	9	25	4	12	5	16	6	19	5	28
	144	17,698	131	16,529	124	14,283	136	16,962	127	16,374
Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	75	7,661	77	9,004	71	9,224	80	9,709	89	9,636
Correspondent purchased	1	24	1	25	2	398	2	401	3	492
Bulk purchased	1	81	1	82	5	959	5	732	6	872
Consumer loans:
Home equity	14	259	12	295	10	219	6	108	5	91
Other	—	—	—	—	—	—	3	11	3	12
	91	8,025	91	9,406	88	10,800	96	10,961	106	11,103
Total non-performing loans	235	25,723	222	25,935	212	25,083	232	27,923	233	27,477

Non-performing loans as a percentage of total loans(2)		0.39%		0.39%		0.39%		0.44%		0.44%

OREO:
One- to four-family:
Originated(3)	25	$1,410	29	$1,752	28	$1,920	36	$1,989	26	$2,551
Correspondent purchased	1	499	1	499	2	714	1	216	—	—
Bulk purchased	6	2,247	2	796	4	1,019	5	1,162	5	685
Consumer loans:
Home equity	1	26	1	8	2	17	—	—	—	—
Other(4)	1	1,278	1	1,278	1	1,278	1	1,278	1	1,300
	34	5,460	34	4,333	37	4,948	43	4,645	32	4,536
Total non-performing assets	269	$31,183	256	$30,268	249	$30,031	275	$32,568	265	$32,013

Non-performing assets as a percentage of total assets		0.34%		0.31%		0.33%		0.32%		0.35%

(1)
Represents loans required to be reported as nonaccrual pursuant to regulatory reporting requirements even if the loans are current. At December 31, 2015, September 30, 2015, June 30, 2015, March 31, 2015, and December 31, 2014, this amount was comprised of $2.2 million, $2.2 million, $3.4 million, $1.2 million, and $2.7 million, respectively, of loans that were 30 to 89 days delinquent and are reported as such, and $5.8 million, $7.2 million, $7.4 million, $9.8 million, and $8.4 million, respectively, of loans that were current.

(2)
Excluding loans required to be reported as nonaccrual pursuant to regulatory reporting requirements even if the loans are current, non-performing loans as a percentage of total loans were 0.27%, 0.25%, 0.22%, 0.27%, and 0.26%, at December 31, 2015, September 30, 2015, June 30, 2015, March 31, 2015, and December 31, 2014, respectively.

(3)	Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

(4)	Represents a single property the Bank purchased for a potential branch site but now intends to sell.

Once a one- to four-family loan is generally 180 days delinquent, a new collateral value is obtained through an appraisal, less estimated selling costs and anticipated private mortgage insurance ("PMI") receipts. Any loss amounts identified as a result of this review are charged-off. At December 31, 2015, $10.5 million, or 62%, of the one- to four-family loans 90 or more days delinquent or in foreclosure had been individually evaluated for loss and any related losses have been charged-off.

The following table presents the states where the properties securing at least one percent of the total amount of our one- to four-family loans are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at December 31, 2015. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. At December 31, 2015, potential losses, after taking into consideration anticipated PMI proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,731,042	58.6%	$12,007	47.8%	$9,087	53.1%	73%
Missouri	1,257,843	19.7	5,214	20.8	813	4.8	62
Texas	378,815	6.0	1,035	4.1	—	—	n/a
California	259,139	4.1	—	—	—	—	n/a
Tennessee	161,157	2.5	466	1.9	—	—	n/a
Alabama	95,033	1.5	—	—	—	—	n/a
Oklahoma	71,450	1.1	454	1.8	—	—	n/a
Other states	416,939	6.5	5,939	23.6	7,199	42.1	68
	$6,371,418	100.0%	$25,115	100.0%	$17,099	100.0%	70

TDRs - The following table presents the Company's TDRs, based on accrual status, at the dates indicated. At December 31, 2015, $24.1 million of TDRs were included in the ACL formula analysis model and $140 thousand of the ACL was related to these loans. The remaining $14.8 million of TDRs at December 31, 2015 were individually evaluated for loss and any potential losses have been charged-off.

	At
	December 31,	September 30,	June 30,	March 31,	December 31,
	2015	2015	2015	2015	2014
	(Dollars in thousands)
Accruing TDRs	$24,956	$24,331	$25,444	$23,861	$24,365
Nonaccrual TDRs(1)	13,983	15,511	14,653	15,337	15,912
Total TDRs	$38,939	$39,842	$40,097	$39,198	$40,277

(1)	Nonaccrual TDRs are included in the non-performing loan table above.

Allowance for credit losses - Management maintains an ACL to absorb inherent losses in the loan portfolio based on ongoing quarterly assessments of the loan portfolio. The ACL is maintained through provisions for credit losses which are either charged to or credited to income. Our ACL methodology considers a number of factors including the trend and composition of delinquent loans, results of foreclosed property and short sale transactions, charge-off activity and trends, the current status and trends of local and national economies (particularly levels of unemployment), trends and current conditions in the real estate and housing markets, loan portfolio growth and concentrations, and certain ACL ratios such as ACL to loans receivable, net and annualized historical losses to ACL. See "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

The distribution of our ACL at the dates indicated is summarized below. Correspondent purchased one- to four-family loans are included with originated one- to four-family loans, and bulk purchased one- to four-family loans are reported as purchased one- to four-family loans.

	At
	December 31, 2015				September 30, 2015
		% of ACL		% of		% of ACL		% of
	Amount	to Total	Total	Loans to	Amount	to Total	Total	Loans to
	of ACL	ACL	Loans	Total Loans	of ACL	ACL	Loans	Total Loans
	(Dollars in thousands)
One- to four-family:
Originated	$6,799	73.9%	$5,902,018	87.4%	$6,948	73.6%	$5,856,730	87.2%
Purchased	1,290	14.0	469,400	6.9	1,434	15.2	485,682	7.2
Multi-family and commercial	629	6.8	113,852	1.7	604	6.4	110,938	1.7
Construction	205	2.2	137,501	2.0	170	1.8	129,920	1.9
Consumer:
Home equity	219	2.4	126,259	1.9	222	2.3	125,844	1.9
Other consumer	59	0.7	4,219	0.1	65	0.7	4,179	0.1
	$9,201	100.0%	$6,753,249	100.0%	$9,443	100.0%	$6,713,293	100.0%

The following tables present ACL activity and selected ACL ratios for the periods or at the dates presented. See "Note 4 - Loans Receivable and Allowance for Credit Losses" for additional information related to ACL activity by loan segment.

	For the Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
	(Dollars in thousands)
ACL beginning balance	$9,443	$9,601	$9,406	$9,297	$9,227
Charge-offs	(250)	(183)	(157)	(189)	(206)
Recoveries	8	25	29	23	103
Provision for credit losses	—	—	323	275	173
ACL ending balance	$9,201	$9,443	$9,601	$9,406	$9,297

ACL to loans receivable, net at end of period	0.14%	0.14%	0.15%	0.15%	0.15%
ACL to non-performing loans at end of period	35.77	36.41	38.28	33.69	33.84
Ratio of net charge-offs during the period
to average loans outstanding during the period	—	—	—	—	—
Ratio of net charge-offs during the period
to average non-performing assets	0.79	0.52	0.41	0.51	0.34
ACL to net charge-offs (annualized)	9.5x	15.0x	18.7x	14.2x	22.6x

Securities. The following table presents the distribution of our MBS and investment securities portfolios, at amortized cost, at the dates indicated. Overall, fixed-rate securities comprised 79% of these portfolios at December 31, 2015. The weighted average life ("WAL") is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied. The increase in the WAL from September 30, 2015 to December 31, 2015 was due primarily to an increase in market interest rates between periods, which resulted in a decrease in call projections. The increase in the weighted average yield from September 30, 2015 to December 31, 2015 was due primarily to securities with a rate lower than the overall portfolio rate being called during the period. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	December 31, 2015			September 30, 2015			December 31, 2014
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Fixed-rate securities:
MBS	$985,287	2.26%	3.2	$1,047,637	2.24%	3.2	$1,212,911	2.35%	3.7
GSE debentures	421,231	1.18	2.4	525,376	1.14	1.6	504,802	1.11	2.8
Municipal bonds	39,534	1.85	2.7	38,214	1.87	2.9	35,534	2.11	2.8
Total fixed-rate securities	1,446,052	1.93	3.0	1,611,227	1.87	2.7	1,753,247	1.99	3.4

Adjustable-rate securities:
MBS	379,745	2.26	5.6	402,417	2.22	5.3	482,040	2.26	6.6
Trust preferred securities	2,186	1.77	21.5	2,186	1.59	21.7	2,477	1.50	22.5
Total adjustable-rate securities	381,931	2.25	5.7	404,603	2.21	5.4	484,517	2.26	6.7
Total securities portfolio	$1,827,983	2.00	3.6	$2,015,830	1.94	3.2	$2,237,764	2.04	4.1

The following table presents the carrying value of MBS in our portfolio by issuer at the dates presented.

	December 31, 2015	September 30, 2015
	(Dollars in thousands)
Federal National Mortgage Association ("FNMA")	$831,212	$880,810
Federal Home Loan Mortgage Corporation ("FHLMC")	440,475	469,290
Government National Mortgage Association	104,432	112,439
	$1,376,119	$1,462,539

Mortgage-Backed Securities - The balance of MBS, which primarily consists of securities of U.S. GSEs, decreased $86.4 million from $1.46 billion at September 30, 2015 to $1.38 billion at December 31, 2015. The following table summarizes the activity in our portfolio of MBS for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yield for the ending balances are as of the last day of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented. The beginning and ending WAL is the estimated remaining principal repayment term (in years) after three-month historical prepayment speeds have been applied.

	For the Three Months Ended
	December 31, 2015			September 30, 2015			June 30, 2015			March 31, 2015
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,462,539	2.24%	3.8	$1,565,184	2.25%	3.9	$1,648,046	2.30%	4.3	$1,711,231	2.32%	4.5
Maturities and repayments	(83,835)			(99,840)			(100,538)			(86,156)
Net amortization of (premiums)/discounts	(1,188)			(1,362)			(1,412)			(1,258)
Purchases:
Fixed	—	—	—	—	—	—	20,532	1.74	4.5	25,137	1.53	3.8
Change in valuation on AFS securities	(1,397)			(1,443)			(1,444)			(908)
Ending balance - carrying value	$1,376,119	2.26	3.9	$1,462,539	2.24	3.8	$1,565,184	2.25	3.9	$1,648,046	2.30	4.3

Investment Securities - Investment securities, which consist of U.S. GSE debentures (primarily issued by FNMA, FHLMC, or Federal Home Loan Banks) and municipal investments, decreased $106.0 million, from $566.8 million at September 30, 2015 to $460.8 million at December 31, 2015. The following table summarizes the activity of investment securities for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented. The increase in the weighted average yield between September 30, 2015 and December 31, 2015 was due primarily to securities with a rate lower than the overall portfolio rate being called during the period. The beginning and ending WALs represent the estimated remaining principal repayment terms (in years) of the securities after projected call dates have been considered, based upon market rates at each date presented. The increase in the WAL between September 30, 2015 and December 31, 2015 was due primarily to an increase in market interest rates between periods, which resulted in a decrease in call projections.

	For the Three Months Ended
	December 31, 2015			September 30, 2015			June 30, 2015			March 31, 2015
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$566,754	1.19%	1.8	$641,532	1.18%	2.5	$620,193	1.18%	2.2	$539,012	1.18%	2.9
Maturities and calls	(104,155)			(76,387)			(30,000)			(28,051)
Net amortization of (premiums)/discounts	(101)			(70)			(52)			(68)
Purchases:
Fixed	1,432	1.35	5.6	—	—	—	52,379	1.31	3.1	105,212	1.16	1.7
Change in valuation on AFS securities	(3,101)			1,679			(988)			4,088
Ending balance - carrying value	$460,829	1.24	2.6	$566,754	1.19	1.8	$641,532	1.18	2.5	$620,193	1.18	2.2

Liabilities. Total liabilities were $7.74 billion at December 31, 2015 compared to $8.43 billion at September 30, 2015. The $685.3 million decrease was due primarily to a $799.2 million decrease in FHLB borrowings largely as a result of the removal of the daily leverage strategy at December 31, 2015, along with a $100.0 million decrease in term advances, as well as to a $37.5 million decrease in advance payments by borrowers for taxes and insurance due to the payment of real estate taxes and insurance on behalf of our borrowers, partially offset by a $140.0 million increase in the deposit portfolio. Management intends to remove the entire daily leverage strategy at each quarter end, and reinstate the strategy at the beginning of the next quarter, during fiscal year 2016.

Deposits - Deposits were $4.97 billion at December 31, 2015 compared to $4.83 billion at September 30, 2015. The $140.0 million increase was due primarily to a $79.3 million increase in the checking portfolio, a $36.8 million increase in the wholesale certificate of deposit portfolio, and a $34.1 million increase in the money market portfolio. We continue to be competitive on deposit rates and, in some cases, our offer rates for certificates of deposit have been higher than peers. Increasing rates offered on longer-term certificates of deposit has been an on-going balance sheet strategy by management in anticipation of higher interest rates. If short-term interest rates continue to rise, our customers may move funds from their checking, savings and money market accounts to higher yielding deposit products within the Bank or withdraw their funds from these accounts, including certificates of deposit, to invest in higher yielding investments outside of the Bank.

The following table presents the amount, weighted average rate and percentage of total for the components of our deposit portfolio at the dates presented.

	December 31, 2015			September 30, 2015			December 31, 2014
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Noninterest-bearing checking	$205,374	—%	4.1%	$188,007	—%	3.9%	$174,744	—%	3.7%
Interest-bearing checking	612,656	0.05	12.3	550,741	0.05	11.4	557,895	0.05	11.8
Savings	317,384	0.21	6.4	311,670	0.16	6.4	299,100	0.15	6.4
Money market	1,183,050	0.24	23.8	1,148,935	0.23	23.8	1,151,297	0.23	24.5
Retail certificates of deposit	2,304,865	1.31	46.4	2,320,804	1.29	48.0	2,222,391	1.24	47.2
Public units/brokered deposits	349,151	0.43	7.0	312,363	0.40	6.5	299,585	0.66	6.4
	$4,972,480	0.71	100.0%	$4,832,520	0.72	100.0%	$4,705,012	0.70	100.0%

At December 31, 2015, public unit deposits totaled $349.2 million, compared to $312.4 million at September 30, 2015, and had a weighted average rate of 0.43% and an average remaining term to maturity of seven months. There were no brokered deposits at December 31, 2015 or September 30, 2015. Management will continue to monitor the wholesale deposit market for attractive opportunities relative to the use of proceeds.

The following tables set forth scheduled maturity information for our certificates of deposit, along with associated weighted average rates, at December 31, 2015.

	Amount Due
		More than	More than
	1 year	1 year to	2 years to 3	More than	Total
Rate range	or less	2 years	years	3 years	Amount	Rate
	(Dollars in thousands)
0.00 – 0.99%	$864,973	$162,034	$1,930	$—	$1,028,937	0.58%
1.00 – 1.99%	285,670	439,912	373,033	447,724	1,546,339	1.55
2.00 – 2.99%	27,479	39	1,359	49,341	78,218	2.19
3.00 – 3.99%	130	314	—	—	444	3.20
4.00 – 4.99%	78	—	—	—	78	4.40
	$1,178,330	$602,299	$376,322	$497,065	$2,654,016	1.20

Percent of total	44.4%	22.7%	14.2%	18.7%
Weighted average rate	0.79	1.24	1.51	1.87
Weighted average maturity (in years)	0.5	1.5	2.5	3.8	1.6
Weighted average maturity for the retail certificate of deposit portfolio (in years)					1.8

	Amount Due
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)
Retail certificates of deposit less than $100,000	$158,904	$178,896	$276,116	$876,690	$1,490,606
Retail certificates of deposit of $100,000 or more	62,130	87,306	126,052	538,771	814,259
Public unit deposits of $100,000 or more	127,467	85,907	75,552	60,225	349,151
	$348,501	$352,109	$477,720	$1,475,686	$2,654,016

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

	For the Three Months Ended
	December 31, 2015			September 30, 2015			June 30, 2015			March 31, 2015
		Effective			Effective			Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,775,000	2.29%	3.3	$2,795,000	2.49%	3.3	$2,795,000	2.51%	3.3	$2,795,000	2.55%	3.0
Maturities and prepayments:
FHLB advances	(200,000)	1.94		(175,000)	5.08		(100,000)	3.01		(250,000)	2.48
Repurchase agreements	—	—		(20,000)	4.45		—	—		—	—
New borrowings:
FHLB advances	100,000	1.45	3.0	175,000	2.18	3.0	100,000	2.25	7.0	250,000	2.06	6.4
Ending balance	$2,675,000	2.29	3.2	$2,775,000	2.29	3.3	$2,795,000	2.49	3.3	$2,795,000	2.51	3.3

Maturities - The following table presents the maturity of FHLB advances, at par, and repurchase agreements, along with associated weighted average contractual and effective rates as of December 31, 2015.

	FHLB	Repurchase
Maturity by	Advances	Agreements	Total	Contractual	Effective
Fiscal year	Amount	Amount	Amount	Rate	Rate(1)
	(Dollars in thousands)
2016	$200,000	$—	$200,000	1.94%	2.00%
2017	500,000	—	500,000	2.69	2.72
2018	375,000	100,000	475,000	2.35	2.64
2019	400,000	—	400,000	1.62	1.62
2020	250,000	100,000	350,000	2.18	2.18
2021	550,000	—	550,000	2.27	2.27
2022	200,000	—	200,000	2.23	2.23
	$2,475,000	$200,000	$2,675,000	2.23	2.29

(1)	The effective rate includes the impact of the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid.

The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail and public unit amounts, and term borrowings for the next four quarters as of December 31, 2015.

	Retail		Public Unit		Term
Maturity by	Certificate	Repricing	Deposit	Repricing	Borrowings	Repricing		Repricing
Quarter End	Amount	Rate	Amount	Rate	Amount	Rate	Total	Rate
	(Dollars in thousands)
March 31, 2016	$221,034	0.83%	$127,467	0.21%	$—	—%	$348,501	0.60%
June 30, 2016	266,202	0.96	85,907	0.37	100,000	3.17	452,109	1.34
September 30, 2016	185,207	0.97	42,052	0.41	100,000	0.83	327,259	0.85
December 31, 2016	216,961	1.02	33,500	0.51	100,000	0.78	350,461	0.90
	$889,404	0.94	$288,926	0.32	$300,000	1.59	$1,478,330	0.95

Stockholders' Equity. Stockholders' equity was $1.39 billion at December 31, 2015 compared to $1.42 billion at September 30, 2015. The $25.4 million decrease between periods was due primarily to the payment of $44.5 million in cash dividends, partially offset by net income of $20.7 million. The $44.5 million in cash dividends paid during the current quarter consisted of a $0.25 per share, or $33.2 million, cash true-up dividend related to fiscal year 2015 earnings per the Company's dividend policy, and a regular quarterly cash dividend of $0.085 per share, or $11.3 million. On January 26, 2016, the Company declared a regular quarterly cash dividend of $0.085 per share, or approximately $11.3 million, payable on February 19, 2016 to stockholders of record as of the close of business on February 5, 2016.

In October 2015, the Company announced a stock repurchase plan for up to $70.0 million of common stock. It is anticipated that shares will be purchased from time to time in the open-market based upon market conditions and available liquidity. There is no expiration for this repurchase plan. The Company did not repurchase any shares during the three months ended December 31, 2015.

At December 31, 2015, Capitol Federal Financial, Inc., at the holding company level, had $70.3 million on deposit at the Bank. For fiscal year 2016, it is the intent of the Board of Directors and management to continue with the payout of 100% of the Company's earnings to its stockholders. Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company.

The following table presents regular quarterly dividends and special dividends paid in calendar years 2016, 2015, and 2014. The amounts represent cash dividends paid during each period. For the quarter ending March 31, 2016, the amount presented represents the dividend payable on February 19, 2016 to stockholders of record as of February 5, 2016.

	Calendar Year
	2016		2015		2014
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$11,307	$0.085	$11,592	$0.085	$10,513	$0.075
Quarter ended June 30			11,585	0.085	10,399	0.075
Quarter ended September 30			11,385	0.085	10,318	0.075
Quarter ended December 31			11,303	0.085	10,226	0.075
True-up dividends paid			33,248	0.250	35,450	0.260
True Blue dividends paid			33,924	0.250	34,663	0.250
Calendar year-to-date dividends paid	$11,307	$0.085	$113,037	$0.840	$111,569	$0.810

Operating Results
The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2015	2015	2015	2015	2014
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$60,223	$59,761	$58,922	$58,198	$58,619
MBS	7,831	8,260	8,849	9,537	10,001
FHLB stock	3,152	3,167	3,132	3,076	3,181
Cash and cash equivalents	1,620	1,303	1,357	1,393	1,424
Investment securities	1,533	1,920	1,914	1,673	1,675
Total interest and dividend income	74,359	74,411	74,174	73,877	74,900

Interest expense:
FHLB borrowings	16,074	16,539	17,072	17,198	16,988
Deposits	8,799	8,390	8,377	8,207	8,145
Repurchase agreements	1,504	1,542	1,712	1,693	1,731
Total interest expense	26,377	26,471	27,161	27,098	26,864

Net interest income	47,982	47,940	47,013	46,779	48,036

Provision for credit losses	—	—	323	275	173

Net interest income
(after provision for credit losses)	47,982	47,940	46,690	46,504	47,863

Non-interest income	5,566	5,461	5,145	5,277	5,257
Non-interest expense	23,590	25,262	23,106	22,859	23,142
Income tax expense	9,240	9,354	9,127	9,688	9,506
Net income	$20,718	$18,785	$19,602	$19,234	$20,472

Efficiency ratio	44.05%	47.31%	44.30%	43.91%	43.42%

Basic EPS	$0.16	$0.14	$0.14	$0.14	$0.15
Diluted EPS	0.16	0.14	0.14	0.14	0.15

Average Balance Sheet
The following tables present the average balances of our assets, liabilities, and stockholders' equity, and the related annualized weighted average yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated and the weighted average yield/rate on our interest-earning assets and interest-bearing liabilities at December 31, 2015. As previously discussed, the daily leverage strategy was not in place at December 31, 2015, so the end of period yields/rates presented at December 31, 2015 in the table below do not reflect the effects of this strategy. Weighted average yields are derived by dividing annualized income by the average balance of the related assets, and weighted average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived from average daily balances. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yields/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	At	For the Three Months Ended
	December 31,	December 31, 2015			September 30, 2015			December 31, 2014
	2015	Average	Interest		Average	Interest		Average	Interest
	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Rate	Amount	Paid	Rate	Amount	Paid	Rate	Amount	Paid	Rate
Assets:		(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	3.63%	$6,651,531	$60,223	3.62%	$6,566,534	$59,761	3.64%	$6,256,458	$58,619	3.75%
MBS(2)	2.26	1,412,702	7,831	2.22	1,507,104	8,260	2.19	1,744,936	10,001	2.29
Investment securities(2)(3)	1.24	503,075	1,533	1.22	639,809	1,920	1.20	582,755	1,675	1.15
FHLB stock	5.79	209,382	3,152	5.97	209,725	3,167	5.99	210,569	3,181	5.99
Cash and cash equivalents	0.49	2,200,345	1,620	0.29	2,034,079	1,303	0.25	2,126,380	1,424	0.26
Total interest-earning assets(1)(2)	3.25	10,977,035	74,359	2.71	10,957,251	74,411	2.71	10,921,098	74,900	2.74
Other noninterest-earning assets		286,920			235,435			230,598
Total assets		$11,263,955			$11,192,686			$11,151,696

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	0.04	$757,857	72	0.04	$738,912	69	0.04	$695,699	67	0.04
Savings	0.21	313,372	140	0.18	311,620	128	0.16	297,546	105	0.14
Money market	0.24	1,159,201	685	0.23	1,155,701	680	0.23	1,141,099	670	0.23
Retail certificates	1.31	2,311,424	7,536	1.29	2,283,492	7,245	1.26	2,225,759	6,820	1.22
Wholesale certificates	0.43	360,156	366	0.40	306,667	268	0.35	306,399	483	0.63
Total deposits	0.71	4,902,010	8,799	0.71	4,796,392	8,390	0.69	4,666,502	8,145	0.69
FHLB advances(4)	2.23	2,538,230	14,325	2.24	2,571,503	15,137	2.34	2,570,657	15,682	2.42
FHLB line of credit	—	2,077,174	1,749	0.33	2,084,783	1,402	0.26	2,077,174	1,306	0.25
FHLB borrowings	2.23	4,615,404	16,074	1.38	4,656,286	16,539	1.41	4,647,831	16,988	1.45
Repurchase agreements	2.94	200,000	1,504	2.94	203,478	1,542	2.97	220,000	1,731	3.08
Total borrowings	2.29	4,815,404	17,578	1.44	4,859,764	18,081	1.47	4,867,831	18,719	1.52
Total interest-bearing liabilities	1.26	9,717,414	26,377	1.08	9,656,156	26,471	1.09	9,534,333	26,864	1.11
Other noninterest-bearing liabilities		132,368			111,678			127,458
Stockholders' equity		1,414,173			1,424,852			1,489,905
Total liabilities and stockholders' equity		$11,263,955			$11,192,686			$11,151,696

								(Continued)

	At	For the Three Months Ended
	December 31,	December 31, 2015			September 30, 2015			December 31, 2014
	2015	Average	Interest		Average	Interest		Average	Interest
	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Rate	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
		(Dollars in thousands)

Net interest income(5)			$47,982			$47,940			$48,036
Net interest rate spread(6)	1.99%			1.63%			1.62%			1.63%
Net interest-earning assets		$1,259,621			$1,301,095			$1,386,765
Net interest margin(7)				1.75			1.75			1.76
Ratio of interest-earning assets to
to interest-bearing liabilities				1.13x			1.13x			1.15x

Selected performance ratios:
Return on average assets (annualized)				0.74%			0.67%			0.73%
Return on average equity (annualized)				5.86			5.27			5.50
Average equity to average assets				12.55			12.73			13.36
Operating expense ratio(8)				0.84			0.90			0.83
Efficiency ratio(9)				44.05			47.31			43.42
Pre-tax yield on daily leverage strategy(10)				0.16			0.19			0.22

Selected performance ratios, excluding the effects of the daily leverage strategy:
Net interest margin				2.11			2.10			2.11
Return on average assets (annualized)				0.88			0.80			0.87
Return on average equity (annualized)				5.70			5.09			5.28

								(Concluded)

(1)
Calculated net of unearned loan fees, deferred costs, and undisbursed loan funds. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)
The average balance of investment securities includes an average balance of nontaxable securities of $38.2 million, $39.0 million, and $36.9 million for the quarters ended December 31, 2015, September 30, 2015, and December 31, 2014, respectively.

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

(6)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(7)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

(8)	The operating expense ratio represents annualized non-interest expense as a percentage of average assets.

(9)	The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income.

(10)
The pre-tax yield on the daily leverage strategy represents annualized pre-tax income resulting from the transaction as a percentage of the average interest-earning assets associated with the transaction.

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended December 31, 2015 to the three months ended December 31, 2014 and September 30, 2015. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended
	December 31, 2015 vs. December 31, 2014			December 31, 2015 vs. September 30, 2015
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$3,578	$(1,974)	$1,604	$769	$(307)	$462
MBS	(1,851)	(319)	(2,170)	(523)	94	(429)
Investment securities	(238)	96	(142)	(416)	29	(387)
FHLB stock	(18)	(11)	(29)	(4)	(11)	(15)
Cash and cash equivalents	51	145	196	112	205	317
Total interest-earning assets	1,522	(2,063)	(541)	(62)	10	(52)

Interest-bearing liabilities:
Checking	6	(1)	5	2	—	2
Savings	6	29	35	1	12	13
Money market	11	4	15	2	2	4
Certificates of deposit	409	190	599	239	151	390
FHLB borrowings	(184)	(730)	(914)	(184)	(281)	(465)
Repurchase agreements	(153)	(74)	(227)	(26)	(12)	(38)
Total interest-bearing liabilities	95	(582)	(487)	34	(128)	(94)

Net change in net interest and dividend income	$1,427	$(1,481)	$(54)	$(96)	$138	$42

Comparison of Operating Results for the Three Months Ended December 31, 2015 and 2014

For the quarter ended December 31, 2015, the Company recognized net income of $20.7 million, or $0.16 per share, compared to net income of $20.5 million, or $0.15 per share, for the quarter ended December 31, 2014. The $246 thousand, or 1.2%, increase in net income was due primarily to a $309 thousand increase in non-interest income and a $266 thousand decrease in income tax expense, partially offset by a $448 thousand increase in non-interest expense. Net income attributable to the daily leverage strategy was $583 thousand during the current quarter, compared to $795 thousand for the prior year quarter. The decrease in the net income attributable to the daily leverage strategy was due to an increase in the FHLB line of credit borrowings rate, which was larger than the increase in the average yield earned on the cash at the Federal Reserve Bank.

Net interest income decreased $54 thousand, or 0.1%, from the prior year quarter to $48.0 million for the current quarter. The net interest margin decreased one basis point, from 1.76% for the prior year quarter to 1.75% for the current year quarter. Excluding the effects of the daily leverage strategy, the net interest margin would have been 2.11% for the current year quarter, unchanged from the prior year quarter.

Interest and Dividend Income
The weighted average yield on total interest-earning assets decreased three basis points, from 2.74% for the prior year quarter to 2.71% for the current quarter, while the average balance of interest-earning assets increased $55.9 million from the prior year quarter. Absent the impact of the daily leverage strategy, the weighted average yield on total interest-earning assets would have decreased five basis points, from 3.26% for the prior year quarter to 3.21% for the current year quarter. The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2015	2014	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$60,223	$58,619	$1,604	2.7%
MBS	7,831	10,001	(2,170)	(21.7)
FHLB stock	3,152	3,181	(29)	(0.9)
Cash and cash equivalents	1,620	1,424	196	13.8
Investment securities	1,533	1,675	(142)	(8.5)
Total interest and dividend income	$74,359	$74,900	$(541)	(0.7)

The increase in interest income on loans receivable was due to a $395.1 million increase in the average balance of the portfolio, partially offset by a 13 basis point decrease in the weighted average yield on the portfolio, to 3.62% for the current quarter. The decrease in the weighted average yield was due primarily to adjustable-rate loans, endorsements, and refinances repricing to lower market rates, along with an increase in net deferred premium amortization and the origination and purchase of loans between periods at rates less than the existing portfolio rate.

The decrease in interest income on the MBS portfolio was due primarily to a $332.2 million decrease in the average balance of the portfolio as cash flows not reinvested were used to fund loan growth. Additionally, the weighted average yield on the MBS portfolio decreased seven basis points, from 2.29% during the prior year quarter to 2.22% for the current year quarter. The decrease in the weighted average yield was due primarily to repayments of MBS with yields greater than the weighted average yield on the existing portfolio, as well as to an increase in the impact of net premium amortization. Net premium amortization of $1.2 million during the current year quarter decreased the weighted average yield on the portfolio by 33 basis points. During the prior year quarter, $1.3 million of net premiums were amortized, which decreased the weighted average yield on the portfolio by 31 basis points. As of December 31, 2015, the remaining net balance of premiums on our portfolio of MBS was $13.1 million.

The increase in interest income on cash and cash equivalents was due primarily to a three basis point increase in the weighted average yield resulting from an increase in yield earned on balances held at the Federal Reserve Bank.

The decrease in interest income on investment securities was due primarily to a $79.7 million decrease in the average balance.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities decreased three basis points, from 1.11% for the prior year quarter to 1.08% for the current year quarter, while the average balance of interest-bearing liabilities increased $183.1 million from the prior year quarter as a result of deposit growth. Absent the impact of the daily leverage strategy, the weighted average rate paid on total interest-bearing liabilities would have decreased eight basis points from the prior year quarter, to 1.28%, due primarily to a decrease in the cost of term borrowings. The following table presents the components of interest expense for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2015	2014	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB borrowings	$16,074	$16,988	$(914)	(5.4)%
Deposits	8,799	8,145	654	8.0
Repurchase agreements	1,504	1,731	(227)	(13.1)
Total interest expense	$26,377	$26,864	$(487)	(1.8)

The decrease in interest expense on FHLB borrowings was due primarily to an 18 basis point decrease in the weighted average rate paid on FHLB advances, to 2.24% for the current year quarter, partially offset by an eight basis point increase in the weighted average rate paid on FHLB line of credit borrowings. The decrease in the weighted average rate paid on the FHLB advance portfolio was primarily a result of renewals of advances to lower market rates and the prepayment of advances between periods.

The increase in interest expense on deposits was primarily a result of deposit growth, which increased the average balance of the deposit portfolio by $235.5 million. The average balance of retail deposits increased $181.8 million, mainly in the certificate of deposit and checking portfolios.

The decrease in interest expense on repurchase agreements was due to the maturity between periods of a $20.0 million repurchase agreement at a rate of 4.45%, which was not replaced.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2015	2014	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$3,814	$3,783	$31	0.8%
Insurance commissions	516	549	(33)	(6.0)
Loan fees	342	374	(32)	(8.6)
Other non-interest income	894	551	343	62.3
Total non-interest income	$5,566	$5,257	$309	5.9

The increase in other non-interest income was due mainly to the purchase of a new bank-owned life insurance ("BOLI") investment between periods.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2015	2014	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$10,487	$10,477	$10	0.1%
Occupancy, net	2,672	2,419	253	10.5
Information technology and communications	2,558	2,568	(10)	(0.4)
Regulatory and outside services	1,486	1,296	190	14.7
Federal insurance premium	1,382	1,282	100	7.8
Deposit and loan transaction costs	1,274	1,374	(100)	(7.3)
Advertising and promotional	1,154	889	265	29.8
Office supplies and related expense	887	473	414	87.5
Low income housing partnerships	773	1,546	(773)	(50.0)
Other non-interest expense	917	818	99	12.1
Total non-interest expense	$23,590	$23,142	$448	1.9

The increase in occupancy, net expense was due mainly to non-capitalizable costs associated with the remodeling of the Bank's Kansas City market area operations center. The increase in office supplies and related expense was due primarily to the purchase of cards enabled with chip card technology. The decrease in low income housing partnerships expense was due primarily to impairments in the prior year quarter.

The Company's efficiency ratio was 44.05% for the current quarter compared to 43.42% for the prior year quarter. The change in the efficiency ratio was due primarily to an increase in non-interest expense. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A lower value indicates that the financial institution is generating revenue with a lower level of expense.

Income Tax Expense
Income tax expense was $9.2 million for the current quarter compared to $9.5 million for the prior year quarter. The effective tax rate for the current quarter was 30.8% compared to 31.7% for the prior year quarter. The decrease in the effective tax rate was due primarily to larger, favorable discrete items in the current quarter related to state income tax liabilities, along with an increase in nontaxable income related to BOLI and an increase in low income housing tax credits in the current fiscal year.

Comparison of Operating Results for the Three Months Ended December 31, 2015 and September 30, 2015

Net income increased $1.9 million, or 10.3%, from the quarter ended September 30, 2015 to $20.7 million, or $0.16 per share, for the quarter ended December 31, 2015, due primarily to a decrease in non-interest expense, along with the benefit of a lower effective income tax rate in the current quarter. Net income attributable to the daily leverage strategy was $583 thousand during the current quarter compared to $669 thousand in the prior quarter. The decrease in the net income attributable to the daily leverage strategy was due to an increase in the FHLB line of credit borrowings rate, which was larger than the increase in the average yield earned on cash at the Federal Reserve Bank.

Net interest income increased $42 thousand, or 0.1%, from the prior quarter to $48.0 million for the current quarter. The net interest margin was 1.75% for the current quarter, unchanged from the prior quarter. Excluding the effects of the daily leverage strategy, the net interest margin would have been 2.11% for the current quarter compared to 2.10% for the prior quarter.

Interest and Dividend Income
The weighted average yield on total interest-earning assets for the current quarter was 2.71%, unchanged from the prior quarter, while the average balance of interest-earning assets increased $19.8 million between the two periods. Absent the impact of the daily leverage strategy, the weighted average yield on total interest-earning assets would have decreased two basis points from the prior quarter, to 3.21%, while the average balance would have increased $25.8 million. The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2015	2015	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$60,223	$59,761	$462	0.8%
MBS	7,831	8,260	(429)	(5.2)
FHLB stock	3,152	3,167	(15)	(0.5)
Cash and cash equivalents	1,620	1,303	317	24.3
Investment securities	1,533	1,920	(387)	(20.2)
Total interest and dividend income	$74,359	$74,411	$(52)	(0.1)

The increase in interest income on loans receivable was due to an $85.0 million increase in the average balance of the portfolio, partially offset by a two basis point decrease in the weighted average yield on the portfolio, to 3.62% for the current quarter.

The decrease in interest income on MBS was due to a $94.4 million decrease in the average balance of the portfolio, partially offset by a three basis point increase in the weighted average yield on the portfolio. Cash flows from the portfolio were primarily used to fund loan growth. During the current quarter, $1.2 million of net premiums on MBS were amortized, which decreased the weighted average yield on the portfolio by 33 basis points. During the prior quarter, $1.4 million of net premiums were amortized, which decreased the weighted average yield on the portfolio by 36 basis points.

The increase in interest income on cash and cash equivalents was due primarily to a four basis point increase in the weighted average yield resulting from an increase in yield earned on balances held at the Federal Reserve Bank, as well as to a $166.3 million increase in the average balance due to an increase in operating cash.

The decrease in interest income on investment securities was due to a $136.7 million decrease in the average balance of the portfolio, partially offset by a two basis point increase in the weighted average yield on the portfolio. Cash flows from the portfolio during the current quarter were primarily held as operating cash in anticipation of loan growth and other operational cash flow needs.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities decreased one basis point from the prior quarter, to 1.08%, while the average balance of interest-bearing liabilities increased $61.3 million between the two periods. Absent the impact of the daily leverage strategy, the weighted average rate paid on total interest-bearing liabilities would have decreased three basis points from the prior quarter, to 1.28%, and the average balance would have increased $68.9 million. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2015	2015	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB borrowings	$16,074	$16,539	$(465)	(2.8)%
Deposits	8,799	8,390	409	4.9
Repurchase agreements	1,504	1,542	(38)	(2.5)
Total interest expense	$26,377	$26,471	$(94)	(0.4)

The decrease in interest expense on FHLB borrowings was due largely to a 10 basis point decrease in the weighted average rate paid on FHLB advances during the current quarter, to 2.24%, due primarily to a full quarter impact of the prepayment of a $175.0 million advance during the prior quarter that had an effective rate of 5.08% and a remaining term-to-maturity of just over six months. The prepaid FHLB advance was replaced with a $175.0 million fixed-rate advance with an effective rate of 2.18% and a term of three years.

The increase in interest expense on deposits was primarily a result of deposit growth, which increased the average balance of the portfolio by $105.6 million. The average balance of wholesale certificates of deposit increased $53.5 million and the average balance of retail deposits increased $52.1 million, largely in the certificate of deposit and checking portfolios.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2015	2015	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$3,814	$3,845	$(31)	(0.8)%
Insurance commissions	516	724	(208)	(28.7)
Loan fees	342	345	(3)	(0.9)
Other non-interest income	894	547	347	63.4
Total non-interest income	$5,566	$5,461	$105	1.9

The decrease in insurance commissions was due largely to the receipt of annual commissions from certain insurance providers during the prior quarter. The increase in other non-interest income was due primarily to a full quarter impact from the purchase of a new BOLI investment during the prior quarter.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2015	2015	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$10,487	$11,382	$(895)	(7.9)%
Occupancy, net	2,672	2,507	165	6.6
Information technology and communications	2,558	2,634	(76)	(2.9)
Regulatory and outside services	1,486	1,480	6	0.4
Federal insurance premium	1,382	1,403	(21)	(1.5)
Deposit and loan transaction costs	1,274	1,352	(78)	(5.8)
Advertising and promotional	1,154	1,840	(686)	(37.3)
Office supplies and related expense	887	528	359	68.0
Low income housing partnerships	773	1,168	(395)	(33.8)
Other non-interest expense	917	968	(51)	(5.3)
Total non-interest expense	$23,590	$25,262	$(1,672)	(6.6)

The decrease in salaries and employee benefits expense was due primarily to the prior quarter including compensation expense on unallocated ESOP shares related to the True Blue Capitol dividend paid during the prior fiscal year. The decrease in advertising and promotional expense was due primarily to the timing of media campaigns and sponsorships. The increase in office supplies and related expense was due primarily to the purchase of cards enabled with chip card technology. The decrease in low income housing partnerships expense was due primarily to impairments in the prior quarter and no such impairments in the current quarter.

The Company's efficiency ratio was 44.05% for the current quarter compared to 47.31% for the prior quarter. The change in the efficiency ratio was due primarily to a decrease in non-interest expense.

Income Tax Expense
Income tax expense was $9.2 million for the current quarter compared to $9.4 million for the prior quarter. The decrease between periods was due to a decrease in the effective income tax rate, from 33.2% for the prior quarter, to 30.8% for the current quarter. The decrease in the effective income tax rate between quarters was due primarily to the current quarter including favorable discrete items related to state income tax liabilities, along with an increase in nontaxable income related to BOLI and an increase in low income housing tax credits in the current fiscal year. Management anticipates the effective tax rate for fiscal year 2016 will be approximately 32%, based on fiscal year 2016 estimates as of December 31, 2015.

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

In the event short-term liquidity needs exceed available cash, the Bank has access to a line of credit at FHLB and the Federal Reserve Bank discount window. When the daily leverage strategy is in place, the Bank maintains the resulting excess cash reserves from the borrowings on the FHLB line of credit at the Federal Reserve Bank, which can be used to meet any short-term liquidity needs. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of regulatory total assets without the pre-approval of FHLB senior management. In July 2015, the president of FHLB approved an increase in the Bank's borrowing limit to 55% of Bank Call Report total assets for one year. The amount that can be borrowed from the Federal Reserve Bank discount window is based upon the fair value of securities pledged as collateral and certain other characteristics of those securities, and is used only when other sources of short-term liquidity are unavailable. Management tests the Bank's access to the Federal Reserve Bank discount window annually with a nominal, overnight borrowing.

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

The Bank's internal policy limits total borrowings to 55% of total assets. At December 31, 2015, the Bank had term borrowings, at par, of $2.68 billion or approximately 29% of total assets. Additionally, the Bank could utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At December 31, 2015, the Bank had $888.8 million of securities that were eligible but unused as collateral for borrowing or other liquidity needs.

The amount of FHLB advances outstanding at December 31, 2015 was $2.48 billion, of which $300.0 million was scheduled to mature in the next 12 months. All FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB along with certain securities. The Bank pledged securities with an estimated fair value of $202.4 million as collateral for FHLB borrowings at December 31, 2015. At December 31, 2015, the Bank's ratio of the par value of FHLB borrowings to Call Report total assets was 27%. When the full daily leverage strategy is in place, FHLB borrowings are in excess of 40% of the Bank's Call Report total assets, and are expected to be in excess of 40% as long as the Bank continues its daily leverage strategy and FHLB senior management continues to approve the Bank's borrowing limit being in excess of 40% of Call Report total assets. All or a portion of the borrowings against the FHLB line of credit in conjunction with the daily leverage strategy could be repaid at any point in time while the strategy is in effect, if necessary.

At December 31, 2015, the Bank had repurchase agreements of $200.0 million, or approximately 2% of total assets, none of which was scheduled to mature in the next 12 months. The Bank may enter into additional repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to a total borrowings limit of 55% discussed above. The Bank has pledged securities with an estimated fair value of $224.3 million as collateral for repurchase agreements as of December 31, 2015. The securities pledged for the repurchase agreements will be delivered back to the Bank when the repurchase agreements mature.

The Bank has access to and utilizes other sources of funds for liquidity purposes, such as brokered and public unit deposits. As of December 31, 2015, the Bank's policy allowed for combined brokered and public unit deposits up to 15% of total deposits. At December 31, 2015, the Bank had public unit deposits totaling $349.2 million, or approximately 7% of total deposits, and no brokered deposits. Management continuously monitors the wholesale deposit market for opportunities to obtain funds at attractive rates. The Bank had pledged securities with an estimated fair value of $384.2 million as collateral for public unit deposits at December 31, 2015. The securities pledged as collateral for public unit deposits are held under joint custody by FHLB and generally will be released upon deposit maturity.

At December 31, 2015, $1.18 billion of the Bank's $2.65 billion of certificates of deposit was scheduled to mature within one year. Included in the $1.18 billion was $288.9 million of public unit deposits. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products at the prevailing rate, although no assurance can be given in this regard.  We also anticipate the majority of the $288.9 million of maturing public unit deposits will be replaced with similar wholesale funding products.

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

At December 31, 2015, cash and cash equivalents totaled $232.4 million, compared to $105.6 million at September 30, 2015, excluding cash related to the daily leverage strategy. The increase in operating cash between periods was due largely to cash flows from the securities portfolio. The operating cash was held for anticipated loan growth and other operational activities.

At December 31, 2015, Capitol Federal Financial, Inc., at the holding company level, had $70.3 million on deposit at the Bank. During the quarter ended December 31, 2015, the Company paid $44.5 million in cash dividends. See additional discussion regarding dividends and stock repurchases in "Financial Condition - Stockholders' Equity."

As of December 31, 2015, the Bank had $3.7 million of agreements outstanding in connection with the remodeling of the Bank's Kansas City market area operations center.  The project scope includes replacement of all mechanical and electrical systems, interior finishes, and exterior building components.  The completed project will result in a more energy efficient building which is expected to lower our utility and maintenance expenses.  There may be additional agreements and expenses related to the project through mid-to-late fiscal year 2016, which is when the project is expected to be completed.  Costs related to the project will be capitalized and depreciated according to the estimated useful life of the assets as they are placed in service.

The following table presents the contractual maturities of our loan, MBS, and investment securities portfolios at December 31, 2015, along with associated weighted average yields. Loans and securities which have adjustable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses. As of December 31, 2015, the amortized cost of investment securities in our portfolio which are callable or have pre-refunding dates within one year was $226.7 million.

	Loans(1)		MBS		Investment Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Amounts due:
Within one year	$91,930	3.74%	$71	5.07%	$30,098	1.52%	$122,099	3.19%

After one year:
Over one to two years	82,439	3.97	742	4.72	58,229	1.12	141,410	2.80
Over two to three years	24,282	4.72	13,842	4.23	250,813	1.14	288,937	1.59
Over three to five years	45,429	4.58	52,894	3.79	109,929	1.40	208,252	2.70
Over five to ten years	452,079	3.96	438,642	2.08	9,906	1.62	900,627	3.02
Over ten to fifteen years	1,416,731	3.29	479,178	2.14	—	—	1,895,909	2.99
After fifteen years	4,640,359	3.68	390,750	2.33	1,854	1.77	5,032,963	3.58
Total due after one year	6,661,319	3.63	1,376,048	2.26	430,731	1.22	8,468,098	3.28

	$6,753,249	3.63	$1,376,119	2.26	$460,829	1.24	$8,590,197	3.28

(1)
Demand loans, loans having no stated maturity, and overdraft loans are included in the amounts due within one year. Construction loans are presented based on the term to complete construction. The maturity date for home equity loans assumes the customer always makes the required minimum payment.

Limitations on Dividends and Other Capital Distributions

Office of the Comptroller of the Currency ("OCC") regulations impose restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Generally, savings institutions may make capital distributions during any calendar year equal to earnings of the previous two calendar years and current year-to-date earnings under the FRB and OCC safe harbor regulations. It is generally required that the Bank remain well capitalized after a proposed distribution; however, an institution deemed to be in need of more than normal supervision by the OCC may have its capital distribution authority restricted. A savings institution that is a subsidiary of a savings and loan holding company, such as the Company, that proposes to make a capital distribution must submit written notice to the OCC and FRB 30 days prior to such distribution. The OCC and FRB may object to the distribution during that 30-day period based on safety and soundness or other concerns. Savings institutions that desire to make a larger capital distribution, are under special restrictions, or are not, or would not be, well capitalized following a proposed capital distribution, however, must obtain regulatory non-objection prior to making such a distribution.

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company.  So long as the Bank remains "well capitalized" after each capital distribution and operates in a safe and sound manner, it is management's belief that the OCC and FRB will continue to allow the Bank to distribute its earnings to the Company, although no assurance can be given in this regard.

The Company paid cash dividends of $44.5 million during the three months ended December 31, 2015. Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company level.

Off-Balance Sheet Arrangements, Commitments and Contractual Obligations

The Company, in the normal course of business, makes commitments to buy or sell assets or to incur or fund liabilities. There have been no material changes in commitments, contractual obligations or off-balance sheet arrangements from September 30, 2015. For additional information, see "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements, Commitments and Contractual Obligations" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015. We anticipate that we will continue to have sufficient funds, through repayments and maturities of loans and securities, deposits and borrowings, to meet our current commitments.

The maximum balance of short-term FHLB borrowings outstanding at any month-end during the three months ended December 31, 2015 was $2.60 billion, and the average balance of short-term FHLB borrowings outstanding during this period was $2.48 billion at a weighted average contractual rate of 0.50%. The majority of the short-term FHLB borrowings amount related to borrowings on the FHLB line of credit in conjunction with the daily leverage strategy. This compares to a balance of short-term FHLB borrowings outstanding at December 31, 2015 of $300.0 million at a weighted average contractual rate of 1.55%.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company's consolidated financial statements for the quarter ended December 31, 2015, or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well-capitalized" status for the Bank and Company in accordance with regulatory standards. As of December 31, 2015, the Company and Bank exceeded all regulatory capital requirements. The following table presents the regulatory capital ratios of the Bank and the Company at December 31, 2015.

				Regulatory
			Minimum	Requirement For
	Bank	Company	Regulatory	"Well-Capitalized"
	Ratios	Ratios	Requirement	Status of Bank
Tier 1 leverage ratio	11.3%	12.3%	4.0%	5.0%
Common equity tier 1 capital ratio	30.6	33.4	4.5	6.5
Tier 1 capital ratio	30.6	33.4	6.0	8.0
Total capital ratio	30.8	33.7	8.0	10.0

The following table presents a reconciliation of equity under GAAP to regulatory capital amounts, as of December 31, 2015, for the Bank and the Company (dollars in thousands):

	Bank	Company
Total equity as reported under GAAP	$1,274,579	$1,390,833
Unrealized gains on AFS securities	(5,576)	(5,576)
Total tier 1 capital	1,269,003	1,385,257
ACL	9,201	9,201
Total capital	$1,278,204	$1,394,458

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Asset and Liability Management and Market Risk
For a complete discussion of the Bank's asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Bank's portfolios, see "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K for the year ended September 30, 2015. The analysis presented in the tables below reflects the level of market risk at the Bank, including the cash the holding company has deposited at the Bank.

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

The general objective of our interest rate risk management program is to determine and manage an appropriate level of interest rate risk while maximizing net interest income in a manner consistent with our policy to manage, to the extent practicable, the exposure of net interest income to changes in market interest rates. The Board of Directors and Asset and Liability Management Committee ("ALCO") regularly review the interest rate risk exposure of the Bank by forecasting the impact of hypothetical, alternative interest rate environments on net interest income and the market value of portfolio equity ("MVPE") at various dates. The MVPE is defined as the net of the present value of cash flows from existing assets, liabilities, and off-balance sheet instruments. The present values are determined based upon market conditions as of the date of the analysis, as well as in alternative interest rate environments providing potential changes in the MVPE under those alternative interest rate environments. Net interest income is projected in the same alternative interest rate environments with both a static balance sheet and management strategies considered. The MVPE and net interest income analysis are also conducted to estimate our sensitivity to rates for future time horizons based upon market conditions as of the date of the analysis. In addition to the interest rate environments presented below, management also reviews the impact of non-parallel rate shock scenarios on a quarterly basis. These scenarios consist of flattening and steepening the yield curve by changing short-term and long-term interest rates independent of each other, and simulating cash flows and determining valuations as a result of these hypothetical changes in interest rates to identify rate environments that pose the greatest risk to the Bank. This analysis helps management quantify the Bank's exposure to changes in the shape of the yield curve.

For each date presented in the following table, the estimated change in the Bank's net interest income is based on the indicated instantaneous, parallel and permanent change in interest rates presented. The change in each interest rate environment represents the difference between estimated net interest income in the 0 basis point interest rate environment ("base case," assumes the forward market and product interest rates implied by the yield curve are realized) and the estimated net interest income in each alternative interest rate environment (assumes market and product interest rates have a parallel shift in rates across all maturities by the indicated change in rates). At all dates presented, the three-month Treasury bill yield was less than one percent, so the -100 basis points scenario was not applicable. Estimations of net interest income used in preparing the table below were based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change materially and that any repricing of assets or liabilities occurs at anticipated product and market rates for the alternative rate environments as of the dates presented. The estimation of net interest income does not include any projected gains or losses related to the sale of loans or securities, or income derived from non-interest income sources, but does include the use of different prepayment assumptions in the alternative interest rate environments. It is important to consider that estimated changes in net interest income are for a cumulative four-quarter period. These do not reflect the earnings expectations of management.

	Net Interest Income
Change	At
(in Basis Points)	December 31, 2015			September 30, 2015
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
-100 bp	N/A	N/A	N/A	N/A	N/A	N/A
000 bp	$187,384	$—	—%	$190,776	$—	—%
+100 bp	187,314	(70)	(0.04)	189,248	(1,528)	(0.80)
+200 bp	184,595	(2,789)	(1.49)	186,443	(4,333)	(2.27)
+300 bp	180,143	(7,241)	(3.86)	181,652	(9,124)	(4.78)

(1)	Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

As interest rates rise, cash flows from the Bank's mortgage related assets and callable investment securities decrease to such a level that the Bank's liabilities are projected to reprice to higher interest rates at a faster pace than the Bank's assets, which decreases the net interest income projection. Higher operating cash balances at December 31, 2015 reduced the Bank's exposure to higher interest rates.

The following table sets forth the estimated change in the MVPE for each date presented based on the indicated instantaneous, parallel, and permanent change in interest rates. The change in each interest rate environment represents the difference between the MVPE in the base case (assumes the forward market interest rates implied by the yield curve are realized) and the MVPE in each alternative interest rate environment (assumes market interest rates have a parallel shift in rates). At all dates presented, the three-month Treasury bill yield was less than one percent, so the -100 basis points scenario was not applicable. The estimations of the MVPE used in preparing the table below were based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change, that any repricing of assets or liabilities occurs at current product or market rates for the alternative rate environments as of the dates presented, and that different prepayment rates were used in each alternative interest rate environment. The estimated MVPE results from the valuation of cash flows from financial assets and liabilities over the anticipated lives of each for each interest rate environment. The table below presents the effects of the changes in interest rates on our assets and liabilities as they mature, repay, or reprice, as shown by the change in the MVPE for alternative interest rates.

	Market Value of Portfolio Equity
Change	At
(in Basis Points)	December 31, 2015			September 30, 2015
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
-100 bp	N/A	N/A	N/A	N/A	N/A	N/A
000 bp	$1,447,878	$—	—%	$1,457,514	$—	—%
+100 bp	1,323,314	(124,564)	(8.60)	1,343,864	(113,650)	(7.80)
+200 bp	1,161,261	(286,617)	(19.80)	1,189,194	(268,320)	(18.41)
+300 bp	989,344	(458,534)	(31.67)	1,021,380	(436,134)	(29.92)

(1)	Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

As interest rates rise, the market value of the Bank's assets decreases at a faster pace that the market value of the Bank's liabilities, which results in a decrease to the Bank's MVPE. Higher interest rates at December 31, 2015, as compared to September 30, 2015, increased the Bank's exposure to higher interest rates.

The following gap table summarizes the anticipated maturities or repricing periods of the Bank's interest-earning assets and interest-bearing liabilities based on the information and assumptions set forth in the notes below. Cash flow projections for mortgage-related assets are calculated based on current interest rates. Prepayment projections are subjective in nature, involve uncertainties and assumptions and, therefore, cannot be determined with a high degree of accuracy. Although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates. Assumptions may not reflect how actual yields and costs respond to market interest rate changes. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgage ("ARM") loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the gap table below. For additional information regarding the impact of changes in interest rates, see the preceding Percentage Change in Net Interest Income and Percentage Change in MVPE discussions and tables.

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets	(Dollars in thousands)
Loans receivable(1)	$1,861,126	$1,760,071	$1,023,809	$2,090,545	$6,735,551
Securities(2)	626,422	693,274	291,437	216,850	1,827,983
Other interest-earning assets	207,085	—	—	—	207,085
Total interest-earning assets	2,694,633	2,453,345	1,315,246	2,307,395	8,770,619

Interest-bearing liabilities
Transaction deposits(3)	680,374	424,289	283,227	1,000,919	2,388,809
Certificates of deposit	1,183,033	975,292	494,912	779	2,654,016
Borrowings(4)	300,000	1,075,000	700,000	644,984	2,719,984
Total interest-bearing liabilities	2,163,407	2,474,581	1,478,139	1,646,682	7,762,809

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$531,226	$(21,236)	$(162,893)	$660,713	$1,007,810

Cumulative excess of interest-earning assets over
interest-bearing liabilities	$531,226	$509,990	$347,097	$1,007,810

Cumulative excess of interest-earning assets over interest-bearing liabilities as a percent of total Bank assets at:
December 31, 2015	5.82%	5.58%	3.80%	11.03%
September 30, 2015	7.48

Cumulative one-year gap - interest rates +200 bps at:
December 31, 2015	1.44
September 30, 2015	0.26

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

(2)
MBS reflect projected prepayments at amortized cost. Investment securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of December 31, 2015, at amortized cost.

(3)
Although the Bank's checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts is based on assumptions developed from our actual experiences with these accounts. If all of the Bank's checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $1.18 billion, for a cumulative one-year gap of -12.9% of total assets.

(4)	Borrowings exclude deferred prepayment penalty costs.

The decrease in the one-year gap at December 31, 2015 compared to September 30, 2015 was largely driven by higher rates at December 31, 2015 than at September 30, 2015.

The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates for our interest-earning assets and interest-bearing liabilities as of the date presented. Yields presented for interest-earning assets include the amortization of fees, costs, premiums and discounts which are considered adjustments to the yield. The interest rate presented for term borrowings is the effective rate, which includes the net impact of the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid and deferred gains related to interest rate swaps previously terminated. The maturity and repricing terms presented for one- to four-family loans represent the contractual terms of the loan.

	December 31, 2015
	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Investment securities	$460,829	1.24%	2.6	25.1%	5.2%
MBS - fixed	989,171	2.26	3.2	53.8	11.1
MBS - adjustable	386,948	2.26	5.6	21.1	4.3
Total investment securities and MBS	1,836,948	2.00	3.6	100.0%	20.6
Loans receivable:
Fixed-rate one- to four-family:
<= 15 years	1,249,681	3.22	4.0	18.5%	14.0
> 15 years	3,927,477	4.00	5.7	58.2	43.9
All other fixed-rate loans	209,913	4.25	3.3	3.1	2.3
Total fixed-rate loans	5,387,071	3.83	5.2	79.8	60.2
Adjustable-rate one- to four-family:
<= 36 months	317,533	1.86	3.8	4.7	3.6
> 36 months	876,727	2.92	2.7	13.0	9.8
All other adjustable-rate loans	171,918	4.32	1.5	2.5	1.9
Total adjustable-rate loans	1,366,178	2.85	2.8	20.2	15.3
Total loans receivable	6,753,249	3.63	4.7	100.0%	75.5
FHLB stock	119,027	5.79	3.2		1.3
Cash and cash equivalents	232,354	0.49	—		2.6
Total interest-earning assets	$8,941,578	3.25	4.4		100.0%

Transaction deposits	$2,318,464	0.16	6.5	46.6%	30.3%
Certificates of deposit	2,654,016	1.20	1.6	53.4	34.7
Total deposits	4,972,480	0.71	3.9	100.0%	65.0
Term borrowings	2,675,000	2.29	3.2		35.0
Total interest-bearing liabilities	$7,647,480	1.26	3.7		100.0%

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of December 31, 2015. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2015, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Company and the Bank are involved as plaintiff or defendant in various legal actions arising in the normal course of business. In our opinion, after consultation with legal counsel, we believe it unlikely that such pending legal actions will have a material adverse effect on our financial condition, results of operations or liquidity.
Item 1A. Risk Factors
There have been no material changes to our risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See "Liquidity and Capital Resources - Capital" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding OCC restrictions on dividends from the Bank to the Company.

The following table summarizes our share repurchase activity during the three months ended December 31, 2015 and additional information regarding our share repurchase program. In October 2015, the Company announced a stock repurchase plan for up to $70.0 million of common stock. It is anticipated that shares will be purchased from time to time in the open-market based upon market conditions and available liquidity. There is no expiration for this repurchase plan.

				Approximate
	Total		Total Number of	Dollar Value of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
	Purchased	per Share	Announced Plans	Under the Plan
October 1, 2015 through
October 31, 2015	—	$—	—	$70,000,000
November 1, 2015 through
November 30, 2015	—	—	—	70,000,000
December 1, 2015 through
December 31, 2015	—	—	—	70,000,000
Total	—	—	—	70,000,000

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: February 9, 2016	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and Chief Executive Officer

Date: February 9, 2016	By:	/s/ Kent G. Townsend
Kent G. Townsend, Executive Vice President,
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Document
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

10.6	Description of Named Executive Officer Salary and Bonus Arrangements filed on November 25, 2015 as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.7	Description of Director Fee Arrangements filed on August 1, 2014 as Exhibit 10.9 to the Registrant's June 30, 2014 Form 10-Q and incorporated herein by reference
10.8	Short-term Performance Plan filed on August 4, 2015 as Exhibit 10.10 to the Registrant's June 30, 2015 Form 10-Q and incorporated herein by reference
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
The following information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015, filed with the Securities and Exchange Commission on February 9, 2016, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at December 31, 2015 and September 30, 2015, (ii) Consolidated Statements of Income for the three months ended December 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three months ended December 31, 2015 and 2014, (iv) Consolidated Statement of Stockholders' Equity for the three months ended December 31, 2015, (v) Consolidated Statements of Cash Flows for the three months ended December 31, 2015 and 2014, and (vi) Notes to the Unaudited Consolidated Financial Statements