Form 10-Q
period 2016-03-31
Capitol Federal Financial Inc
filed 2016-05-10
CIK 1490906

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
_________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-34814
Capitol Federal Financial, Inc.
(Exact name of registrant as specified in its charter)

Maryland	27-2631712
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 South Kansas Avenue, Topeka, Kansas	66603
(Address of principal executive offices)	(Zip Code)

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

As of May 3, 2016, there were 137,218,222 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
	(Unaudited)
	March 31,	September 30,
	2016	2015
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $196,910 and $764,816)	$203,811	$772,632
Securities:
Available-for-sale ("AFS"), at estimated fair value (amortized cost of $666,139 and $744,708)	677,416	758,171
Held-to-maturity ("HTM"), at amortized cost (estimated fair value of $1,293,441 and $1,295,274)	1,270,849	1,271,122
Loans receivable, net (allowance for credit losses ("ACL") of $9,193 and $9,443)	6,769,194	6,625,027
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	114,381	150,543
Premises and equipment, net	80,857	75,810
Income taxes receivable, net	—	1,071
Other assets	200,176	189,785
TOTAL ASSETS	$9,316,684	$9,844,161

LIABILITIES:
Deposits	$5,119,829	$4,832,520
FHLB borrowings	2,471,656	3,270,521
Repurchase agreements	200,000	200,000
Advance payments by borrowers for taxes and insurance	52,229	61,818
Income taxes payable, net	1,778	—
Deferred income tax liabilities, net	25,924	26,391
Accounts payable and accrued expenses	41,860	36,685
Total liabilities	7,913,276	8,427,935

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 137,159,138 and 137,106,822
shares issued and outstanding as of March 31, 2016 and September 30, 2015, respectively	1,372	1,371
Additional paid-in capital	1,152,367	1,151,041
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(40,473)	(41,299)
Retained earnings	283,128	296,739
Accumulated other comprehensive income ("AOCI"), net of tax	7,014	8,374
Total stockholders' equity	1,403,408	1,416,226
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,316,684	$9,844,161

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
INTEREST AND DIVIDEND INCOME:
Loans receivable	$60,732	$58,198	$120,955	$116,817
Mortgage-backed securities ("MBS")	7,702	9,537	15,533	19,538
FHLB stock	3,006	3,076	6,158	6,257
Cash and cash equivalents	2,707	1,393	4,327	2,817
Investment securities	1,485	1,673	3,018	3,348
Total interest and dividend income	75,632	73,877	149,991	148,777
INTEREST EXPENSE:
FHLB borrowings	16,394	17,198	32,468	34,186
Deposits	9,213	8,207	18,012	16,352
Repurchase agreements	1,487	1,693	2,991	3,424
Total interest expense	27,094	27,098	53,471	53,962
NET INTEREST INCOME	48,538	46,779	96,520	94,815
PROVISION FOR CREDIT LOSSES	—	275	—	448
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	48,538	46,504	96,520	94,367
NON-INTEREST INCOME:
Retail fees and charges	3,558	3,471	7,372	7,254
Income from bank-owned life insurance ("BOLI")	1,459	252	2,162	568
Insurance commissions	1,060	973	1,576	1,522
Loan fees	336	357	678	731
Other non-interest income	213	224	404	459
Total non-interest income	6,626	5,277	12,192	10,534
NON-INTEREST EXPENSE:
Salaries and employee benefits	10,288	10,412	20,775	20,889
Occupancy, net	2,616	2,461	5,288	4,880
Information technology and communications	2,609	2,585	5,167	5,153
Federal insurance premium	1,399	1,468	2,781	2,750
Deposit and loan transaction costs	1,396	1,256	2,670	2,630
Regulatory and outside services	1,144	1,206	2,630	2,502
Advertising and promotional	983	749	2,137	1,638
Low income housing partnerships	1,321	1,366	2,094	2,912
Office supplies and related expense	584	588	1,471	1,062
Other non-interest expense	1,086	768	2,003	1,585
Total non-interest expense	23,426	22,859	47,016	46,001
INCOME BEFORE INCOME TAX EXPENSE	31,738	28,922	61,696	58,900
INCOME TAX EXPENSE	10,211	9,688	19,451	19,194
NET INCOME	$21,527	$19,234	$42,245	$39,706

Basic earnings per share ("EPS")	$0.16	$0.14	$0.32	$0.29
Diluted EPS	$0.16	$0.14	$0.32	$0.29
Dividends declared per share	$0.09	$0.09	$0.42	$0.42

Basic weighted average common shares	132,960,030	136,208,029	132,890,781	136,147,295
Diluted weighted average common shares	133,031,042	136,245,785	132,971,254	136,179,622

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net income	$21,527	$19,234	$42,245	$39,706
Other comprehensive income (loss), net of tax:
Changes in unrealized holding gains (losses) on AFS securities,
net of deferred income taxes of $(874), $(1,202), $826 and $(1,673)	1,438	1,978	(1,360)	2,754
Comprehensive income	$22,965	$21,212	$40,885	$42,460

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)

		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at October 1, 2015	$1,371	$1,151,041	$(41,299)	$296,739	$8,374	$1,416,226
Net income				42,245		42,245
Other comprehensive loss, net of tax					(1,360)	(1,360)
ESOP activity, net		213	826			1,039
Restricted stock activity, net	1	31				32
Stock-based compensation		783				783
Stock options exercised		299				299
Cash dividends to stockholders ($0.42 per share)				(55,856)		(55,856)
Balance at March 31, 2016	$1,372	$1,152,367	$(40,473)	$283,128	$7,014	$1,403,408

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Six Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,245	$39,706
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(6,158)	(6,257)
Provision for credit losses	—	448
Amortization and accretion of premiums and discounts on securities	2,486	2,753
Depreciation and amortization of premises and equipment	3,475	3,312
Amortization of deferred amounts related to FHLB advances, net	1,135	2,342
Common stock committed to be released for allocation - ESOP	1,039	1,036
Stock-based compensation	783	1,051
Changes in:
Other assets, net	353	3,049
Income taxes payable/receivable	3,240	1,922
Accounts payable and accrued expenses	(4,901)	(5,167)
Net cash provided by operating activities	43,697	44,195

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(74,987)	(99,937)
Purchase of HTM securities	(144,392)	(29,153)
Proceeds from calls, maturities and principal reductions of AFS securities	153,512	102,261
Proceeds from calls, maturities and principal reductions of HTM securities	142,223	155,822
Proceeds from the redemption of FHLB stock	189,000	155,679
Purchase of FHLB stock	(146,680)	(91,319)
Net increase in loans receivable	(146,790)	(135,746)
Purchase of premises and equipment	(8,446)	(5,123)
Proceeds from sale of other real estate owned ("OREO")	1,096	2,784
Proceeds from BOLI death benefit	783	—
Net cash (used in) provided by investing activities	(34,681)	55,268

		(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Six Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(55,856)	(57,268)
Deposits, net of withdrawals	287,309	182,002
Proceeds from borrowings	3,600,000	3,900,000
Repayments on borrowings	(4,400,000)	(3,900,000)
Change in advance payments by borrowers for taxes and insurance	(9,589)	(6,684)
Repurchase of common stock	—	(7,208)
Other, net	299	5
Net cash (used in) provided by financing activities	(577,837)	110,847

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(568,821)	210,310

CASH AND CASH EQUIVALENTS:
Beginning of period	772,632	810,840
End of period	$203,811	$1,021,150

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$16,212	$17,273
Interest payments	$51,766	$51,296

See accompanying notes to consolidated financial statements.		(Concluded)

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

Recent Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. The ASU clarifies principles for recognizing revenue and provides a common revenue standard for GAAP and International Financial Reporting Standards. Additionally, the ASU provides implementation guidance on several topics and requires entities to disclose both quantitative and qualitative information regarding contracts with customers. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016, which is October 1, 2017 for the Company, and can be applied using either a retrospective or cumulative-effect transition method. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which deferred the effective date of ASU 2014-09 one year, making the ASU effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period, which is October 1, 2018 for the Company. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which is intended to clarify the new revenue recognition guidance by specifically addressing principal versus agent considerations. The Company has not yet completed its evaluation of the above noted ASUs.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments, Recognition and Measurement of Financial Assets and Liabilities. The ASU supersedes certain accounting guidance related to equity securities with readily determinable fair values and the related impairment assessment. An entity's equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this ASU. The ASU requires public business entities to utilize the exit price notation in determining fair value for financial instruments measured at amortized cost on the balance sheet. The ASU requires additional reporting in other comprehensive income for financial liabilities measured at fair value in accordance with the fair value option. The ASU also requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balances or in the notes to the financial statements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods with those fiscal years, which is October 1, 2018 for the Company. Early adoption is not permitted except in certain circumstances. The Company has not yet completed its evaluation of ASU 2016-01.

In February 2016, the FASB issued ASU 2016-02, Leases. The ASU amends lease accounting guidance by requiring that lessees recognize the assets and liabilities arising from leases on the balance sheet. Additionally, the ASU requires entities to disclose both quantitative and qualitative information regarding their leasing activities. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which is October 1, 2019 for the Company. Early adoption is permitted. The Company has not yet completed its evaluation of ASU 2016-02.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, along with simplifying the classification in the statement of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, which is October 1, 2017 for the Company. The Company has not yet completed its evaluation of ASU 2016-09.

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

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(Dollars in thousands, except per share amounts)
Net income	$21,527	$19,234	$42,245	$39,706
Income allocated to participating securities	(16)	(27)	(43)	(69)
Net income available to common stockholders	$21,511	$19,207	$42,202	$39,637

Average common shares outstanding	132,918,277	136,166,271	132,869,793	136,126,419
Average committed ESOP shares outstanding	41,753	41,758	20,988	20,876
Total basic average common shares outstanding	132,960,030	136,208,029	132,890,781	136,147,295

Effect of dilutive stock options	71,012	37,756	80,473	32,327

Total diluted average common shares outstanding	133,031,042	136,245,785	132,971,254	136,179,622

Net EPS:
Basic	$0.16	$0.14	$0.32	$0.29
Diluted	$0.16	$0.14	$0.32	$0.29

Antidilutive stock options, excluded from the diluted average
common shares outstanding calculation	921,199	863,827	898,386	920,365

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS and HTM securities at the dates presented. The majority of the MBS and investment securities portfolios are composed of securities issued by United States Government-Sponsored Enterprises ("GSEs").

	March 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$471,215	$1,266	$30	$472,451
MBS	192,615	10,422	4	203,033
Trust preferred securities	2,169	—	379	1,790
Municipal bonds	140	2	—	142
	666,139	11,690	413	677,416
HTM:
MBS	1,233,741	23,813	1,702	1,255,852
Municipal bonds	37,108	489	8	37,589
	1,270,849	24,302	1,710	1,293,441
	$1,936,988	$35,992	$2,123	$1,970,857

	September 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$525,376	$1,304	$60	$526,620
MBS	217,006	12,489	4	229,491
Trust preferred securities	2,186	—	270	1,916
Municipal bonds	140	4	—	144
	744,708	13,797	334	758,171
HTM:
MBS	1,233,048	27,325	3,590	1,256,783
Municipal bonds	38,074	437	20	38,491
	1,271,122	27,762	3,610	1,295,274
	$2,015,830	$41,559	$3,944	$2,053,445

The following tables summarize the estimated fair value and gross unrealized losses of those securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	March 31, 2016
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	$74,977	$22	$24,993	$8
MBS	—	—	698	4
Trust preferred securities	—	—	1,790	379
	$74,977	$22	$27,481	$391

HTM:
MBS	$156,618	$485	$121,029	$1,217
Municipal bonds	3,525	6	393	2
	$160,143	$491	$121,422	$1,219

	September 30, 2015
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	$39,135	$15	$49,955	$45
MBS	—	—	687	4
Trust preferred securities	—	—	1,916	270
	$39,135	$15	$52,558	$319

HTM:
MBS	$38,604	$134	$302,158	$3,456
Municipal bonds	3,292	12	1,128	8
	$41,896	$146	$303,286	$3,464

The unrealized losses at March 31, 2016 and September 30, 2015 were primarily a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. The impairment is also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities, nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity. As a result of the analysis, management has concluded that no other-than-temporary impairments existed at March 31, 2016 or September 30, 2015.

The amortized cost and estimated fair value of debt securities as of March 31, 2016, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without prepayment penalty. For this reason, MBS are not included in the maturity categories.

	AFS		HTM
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
One year or less	$25,075	$25,167	$5,545	$5,603
One year through five years	446,280	447,426	24,422	24,700
Five years through ten years	—	—	7,141	7,286
Ten years and thereafter	2,169	1,790	—	—
	473,524	474,383	37,108	37,589
MBS	192,615	203,033	1,233,741	1,255,852
	$666,139	$677,416	$1,270,849	$1,293,441

The following table presents the taxable and non-taxable components of interest income on investment securities for the periods presented.

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(Dollars in thousands)
Taxable	$1,314	$1,493	$2,668	$2,966
Non-taxable	171	180	350	382
	$1,485	$1,673	$3,018	$3,348

The following table summarizes the amortized cost and estimated fair value of securities pledged as collateral for the obligations listed below as of the dates presented.

	March 31, 2016		September 30, 2015
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
Public unit deposits	$419,018	$426,084	$342,620	$347,505
Repurchase agreements	217,030	225,975	217,073	225,806
FHLB borrowings	190,373	191,616	216,607	218,199
Federal Reserve Bank	17,611	18,274	20,134	20,989
	$844,032	$861,949	$796,434	$812,499

4. LOANS RECEIVABLE and ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at the dates presented is summarized as follows:

	March 31, 2016	September 30, 2015
	(Dollars in thousands)
Real estate loans:
One- to four-family:
Originated	$6,019,559	$5,856,730
Purchased	456,876	485,682
Construction	76,457	75,152
Total	6,552,892	6,417,564
Multi-family and commercial:
Permanent	112,414	110,938
Construction	153,231	54,768
Total	265,645	165,706
Total real estate loans	6,818,537	6,583,270

Consumer loans:
Home equity	123,565	125,844
Other	4,279	4,179
Total consumer loans	127,844	130,023

Total loans receivable	6,946,381	6,713,293

Less:
Undisbursed loan funds:
One- to four-family	42,906	45,696
Multi-family and commercial	139,495	44,869
ACL	9,193	9,443
Discounts/unearned loan fees	24,347	24,213
Premiums/deferred costs	(38,754)	(35,955)
	$6,769,194	$6,625,027

Lending Practices and Underwriting Standards - Originating and purchasing one- to four-family loans is the Bank's primary lending business, resulting in a loan concentration in residential first mortgage loans. The Bank purchases one- to four-family loans, on a loan-by-loan basis, from a select group of correspondent lenders. The Bank also originates consumer loans, commercial and multi-family real estate loans, and construction loans secured by residential, multi-family or commercial real estate and participates in commercial and multi-family real estate and construction-to-permanent loans. As a result of our one- to four-family lending activities, the Bank has a concentration of loans secured by real property located in Kansas and Missouri.

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

Multi-family and commercial loans - The Bank's multi-family, commercial real estate, and related construction loans are originated by the Bank or are in participation with a lead bank. These loans are underwritten based on the income producing potential of the property, the collateral value, and the financial strength of the borrower. Additionally, the Bank generally requires personal guarantees. At the time of origination, loan-to-value ("LTV") ratios on multi-family, commercial real estate, and related construction loans generally cannot exceed 80% of the appraised value of the property securing the loans and the minimum debt service coverage ratio is generally 1.25. Appraisals on properties securing these loans are performed by independent state certified fee appraisers.

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

Credit Quality Indicators - Based on the Bank's lending emphasis and underwriting standards, management has segmented the loan portfolio into three segments: (1) one- to four-family loans; (2) consumer loans; and (3) multi-family and commercial loans. The one- to four-family and consumer loan portfolios are further segmented into classes for purposes of providing disaggregated information about the credit quality of the loan portfolio. The classes are: one- to four-family loans - originated, one- to four-family loans - purchased, consumer loans - home equity, and consumer loans - other.

The Bank's primary credit quality indicators for the one- to four-family loan and consumer - home equity loan portfolios are delinquency status, asset classifications, LTV ratios, and borrower credit scores. The Bank's primary credit quality indicators for the multi-family and commercial loan and consumer - other loan portfolios are delinquency status and asset classifications.

The following tables present the recorded investment, by class, in loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total recorded investment at the dates presented. The recorded investment in loans is defined as the unpaid principal balance of a loan (net of unadvanced funds related to loans in process), less charge-offs and inclusive of unearned loan fees and deferred costs. At March 31, 2016 and September 30, 2015, all loans 90 or more days delinquent were on nonaccrual status.

	March 31, 2016
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family loans - originated	$16,625	$8,861	$25,486	$6,040,139	$6,065,625
One- to four-family loans - purchased	6,045	7,534	13,579	445,800	459,379
Multi-family and commercial loans	—	—	—	125,539	125,539
Consumer - home equity	631	622	1,253	122,312	123,565
Consumer - other	28	26	54	4,225	4,279
	$23,329	$17,043	$40,372	$6,738,015	$6,778,387

	September 30, 2015
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family loans - originated	$19,285	$7,093	$26,378	$5,869,289	$5,895,667
One- to four-family loans - purchased	7,305	8,956	16,261	472,114	488,375
Multi-family and commercial loans	—	—	—	120,405	120,405
Consumer - home equity	703	497	1,200	124,644	125,844
Consumer - other	17	12	29	4,150	4,179
	$27,310	$16,558	$43,868	$6,590,602	$6,634,470

The recorded investment of mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of March 31, 2016 was $5.9 million, which is included in loans 90 or more days delinquent or in foreclosure in the table above.   The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure was $4.6 million at March 31, 2016.

The following table presents the recorded investment, by class, in loans classified as nonaccrual at the dates presented.

	March 31, 2016	September 30, 2015
	(Dollars in thousands)
One- to four-family loans - originated	$17,338	$16,093
One- to four-family loans - purchased	7,615	9,038
Multi-family and commercial loans	—	—
Consumer - home equity	774	792
Consumer - other	33	12
	$25,760	$25,935

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

The following table sets forth the recorded investment in loans classified as special mention or substandard, by class, at the dates presented. Special mention and substandard loans are included in the ACL formula analysis model if the loans are not individually evaluated for loss. Loans classified as doubtful or loss are individually evaluated for loss. At the dates presented, there were no loans classified as doubtful, and all loans classified as loss were fully charged-off.

	March 31, 2016		September 30, 2015
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family - originated	$13,625	$30,222	$16,149	$29,282
One- to four-family - purchased	1,369	11,672	1,376	13,237
Multi-family and commercial	—	—	—	—
Consumer - home equity	55	1,397	151	1,301
Consumer - other	—	35	—	17
	$15,049	$43,326	$17,676	$43,837

The following table shows the weighted average credit score and weighted average LTV for originated and purchased one- to four-family loans and originated consumer home equity loans at the dates presented. Borrower credit scores are intended to provide an indication as to the likelihood that a borrower will repay their debts. Credit scores are updated at least semiannually, with the last update in March 2016, from a nationally recognized consumer rating agency. The LTV ratios provide an estimate of the extent to which the Bank may incur a loss on any given loan that may go into foreclosure. The consumer - home equity LTV does not take into account the first lien position, if applicable.  The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

	March 31, 2016		September 30, 2015
	Credit Score	LTV	Credit Score	LTV
One- to four-family - originated	766	65%	765	65%
One- to four-family - purchased	753	65	752	65
Consumer - home equity	754	19	753	18
	765	64	764	64

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

	For the Three Months Ended			For the Six Months Ended
	March 31, 2016			March 31, 2016
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family loans - originated	32	$4,259	$4,375	62	$7,365	$7,540
One- to four-family loans - purchased	—	—	—	1	123	122
Multi-family and commercial loans	—	—	—	—	—	—
Consumer - home equity	1	3	3	5	64	64
Consumer - other	1	8	8	1	8	8
	34	$4,270	$4,386	69	$7,560	$7,734

	For the Three Months Ended			For the Six Months Ended
	March 31, 2015			March 31, 2015
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family loans - originated	31	$4,413	$4,445	74	$9,737	$9,817
One- to four-family loans - purchased	—	—	—	2	266	268
Multi-family and commercial loans	—	—	—	—	—	—
Consumer - home equity	2	20	24	6	84	89
Consumer - other	—	—	—	3	12	12
	33	$4,433	$4,469	85	$10,099	$10,186

The following table provides information on TDRs that became delinquent during the periods presented within 12 months after being restructured.

	For the Three Months Ended				For the Six Months Ended
	March 31, 2016		March 31, 2015		March 31, 2016		March 31, 2015
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
One- to four-family loans - originated	16	$1,802	9	$1,121	27	$2,602	28	$2,878
One- to four-family loans - purchased	—	—	1	71	—	—	3	339
Multi-family and commercial loans	—	—	—	—	—	—	—	—
Consumer - home equity	2	13	1	6	4	91	2	21
Consumer - other	—	—	—	—	—	—	1	5
	18	$1,815	11	$1,198	31	$2,693	34	$3,243

Impaired loans - The following information pertains to impaired loans, by class, as of the dates presented. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.

	March 31, 2016			September 30, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	ACL	Investment	Balance	ACL
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$12,273	$12,887	$—	$11,169	$11,857	$—
One- to four-family - purchased	11,213	13,121	—	11,035	13,315	—
Multi-family and commercial	—	—	—	—	—	—
Consumer - home equity	671	863	—	591	837	—
Consumer - other	24	55	—	13	40	—
	24,181	26,926	—	22,808	26,049	—
With an allowance recorded
One- to four-family - originated	26,933	26,995	364	26,453	26,547	294
One- to four-family - purchased	1,941	1,925	60	3,764	3,731	110
Multi-family and commercial	—	—	—	—	—	—
Consumer - home equity	835	835	63	869	870	62
Consumer - other	11	11	1	10	10	1
	29,720	29,766	488	31,096	31,158	467
Total
One- to four-family - originated	39,206	39,882	364	37,622	38,404	294
One- to four-family - purchased	13,154	15,046	60	14,799	17,046	110
Multi-family and commercial	—	—	—	—	—	—
Consumer - home equity	1,506	1,698	63	1,460	1,707	62
Consumer - other	35	66	1	23	50	1
	$53,901	$56,692	$488	$53,904	$57,207	$467

The following information pertains to impaired loans, by class, for the periods presented.

	For the Three Months Ended				For the Six Months Ended
	March 31, 2016		March 31, 2015		March 31, 2016		March 31, 2015
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$11,584	$122	$13,223	$110	$11,224	$235	$13,109	$222
One- to four-family - purchased	11,637	49	11,286	47	11,218	100	11,475	99
Multi-family and commercial	—	—	—	—	—	—	—	—
Consumer - home equity	636	15	486	7	595	23	497	15
Consumer - other	14	—	20	—	12	—	17	—
	23,871	186	25,015	164	23,049	358	25,098	336
With an allowance recorded
One- to four-family - originated	27,653	272	27,039	277	27,872	537	26,569	549
One- to four-family - purchased	1,515	7	2,878	11	2,601	14	2,642	22
Multi-family and commercial	—	—	—	—	—	—	—	—
Consumer - home equity	957	15	746	7	963	26	661	13
Consumer - other	17	—	16	—	14	—	15	1
	30,142	294	30,679	295	31,450	577	29,887	585
Total
One- to four-family - originated	39,237	394	40,262	387	39,096	772	39,678	771
One- to four-family - purchased	13,152	56	14,164	58	13,819	114	14,117	121
Multi-family and commercial	—	—	—	—	—	—	—	—
Consumer - home equity	1,593	30	1,232	14	1,558	49	1,158	28
Consumer - other	31	—	36	—	26	—	32	1
	$54,013	$480	$55,694	$459	$54,499	$935	$54,985	$921

Allowance for Credit Losses - The following is a summary of ACL activity, by loan portfolio segment, for the periods presented, and the ending balance of ACL based on the Company's impairment methodology.

	For the Three Months Ended March 31, 2016
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$6,832	$1,290	$8,122	$801	$278	$9,201
Charge-offs	(17)	(38)	(55)	—	(20)	(75)
Recoveries	39	18	57	—	10	67
Provision for credit losses	(15)	(27)	(42)	36	6	—
Ending balance	$6,839	$1,243	$8,082	$837	$274	$9,193

	For the Six Months Ended March 31, 2016
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$6,980	$1,434	$8,414	$742	$287	$9,443
Charge-offs	(74)	(213)	(287)	—	(38)	(325)
Recoveries	42	18	60	—	15	75
Provision for credit losses	(109)	4	(105)	95	10	—
Ending balance	$6,839	$1,243	$8,082	$837	$274	$9,193

	For the Three Months Ended March 31, 2015
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$6,484	$1,994	$8,478	$505	$314	$9,297
Charge-offs	(94)	(80)	(174)	—	(15)	(189)
Recoveries	12	4	16	—	7	23
Provision for credit losses	309	(60)	249	23	3	275
Ending balance	$6,711	$1,858	$8,569	$528	$309	$9,406

	For the Six Months Ended March 31, 2015
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$6,263	$2,323	$8,586	$400	$241	$9,227
Charge-offs	(152)	(193)	(345)	—	(50)	(395)
Recoveries	33	58	91	—	35	126
Provision for credit losses	567	(330)	237	128	83	448
Ending balance	$6,711	$1,858	$8,569	$528	$309	$9,406

The following is a summary of the loan portfolio and related ACL balances, at the dates presented, by loan portfolio segment disaggregated by the Company's impairment method. There was no ACL for loans individually evaluated for impairment at either date as all potential losses were charged-off.

	March 31, 2016
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$6,053,352	$448,166	$6,501,518	$125,539	$127,124	$6,754,181

Recorded investment in loans
individually evaluated for impairment	12,273	11,213	23,486	—	720	24,206
	$6,065,625	$459,379	$6,525,004	$125,539	$127,844	$6,778,387

ACL for loans collectively
evaluated for impairment	$6,839	$1,243	$8,082	$837	$274	$9,193

	September 30, 2015
	One- to Four-	One- to Four-	One- to Four-	Multi-family
	Family -	Family -	Family -	and
	Originated	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$5,884,498	$477,340	$6,361,838	$120,405	$129,419	$6,611,662

Recorded investment in loans
individually evaluated for impairment	11,169	11,035	22,204	—	604	22,808
	$5,895,667	$488,375	$6,384,042	$120,405	$130,023	$6,634,470

ACL for loans collectively
evaluated for impairment	$6,980	$1,434	$8,414	$742	$287	$9,443

5. LOW INCOME HOUSING PARTNERSHIPS
The Bank's investment in low income housing partnerships, which is included in other assets in the consolidated balance sheets, was $49.7 million and $41.8 million at March 31, 2016 and September 30, 2015, respectively.  The Bank's obligations related to unfunded commitments, which are included in accounts payable and accrued expenses in the consolidated balance sheets, were $21.6 million and $14.6 million at March 31, 2016 and September 30, 2015, respectively. The majority of the commitments are projected to be funded through the end of calendar year 2018.

Expenses associated with the Bank's investment in the low income housing partnerships are included in low income housing partnerships in the consolidated statements of income. The low income housing partnership expenses resulted in other tax benefits of $500 thousand and $792 thousand for the three and six months ended March 31, 2016, respectively, which are a component of income tax expense in the consolidated statements of income.  Affordable housing tax credits are recognized as a component of income tax expense in the consolidated statements of income and totaled $1.2 million and $2.4 million for the three and six months ended March 31, 2016, respectively. There were no impairment losses during the three and six months ended March 31, 2016 resulting from the forfeiture or ineligibility of tax credits or other circumstances.

6. REPURCHASE AGREEMENTS
At both March 31, 2016 and September 30, 2015, the Company had repurchase agreements outstanding in the amount of $200.0 million with a weighted average contractual rate of 2.94%. All of the Company's repurchase agreements at March 31, 2016 and September 30, 2015 were fixed-rate. See Note 3 for information regarding the amount of securities pledged as collateral in conjunction with repurchase agreements. Securities are delivered to the party with whom each transaction is executed and the party agrees to resell the same securities to the Bank at the maturity of the agreement. The Bank retains the right to substitute similar or like securities throughout the terms of the agreements. The repurchase agreements and collateral are subject to valuation at current market levels and the Bank may ask for the return of excess collateral or be required to post additional collateral due to changes in the market values of these items. The Bank may also be required to post additional collateral as a result of principal payments received on the securities pledged.
The following table presents the scheduled maturity of repurchase agreements by fiscal year as of March 31, 2016:

Amount
(Dollars in thousands)
2016	$—
2017	—
2018	100,000
2019	—
2020	100,000
Thereafter	—
$200,000

7. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair Value Measurements - The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures in accordance with Accounting Standards Codification ("ASC") 820 and ASC 825. The Company did not have any liabilities that were measured at fair value at March 31, 2016 or September 30, 2015. The Company's AFS securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as OREO and loans individually evaluated for impairment. These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.

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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. The majority of the securities within the AFS portfolio were issued by GSEs. The Company primarily uses prices obtained from third party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third party pricing service when determining the fair value of its securities during the six months ended March 31, 2016 or during fiscal year 2015. The Company's major security types, based on the nature and risks of the securities, are:

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

	March 31, 2016
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
AFS Securities:
GSE debentures	$472,451	$—	$472,451	$—
MBS	203,033	—	203,033	—
Municipal bonds	142	—	142	—
Trust preferred securities	1,790	—	—	1,790
	$677,416	$—	$675,626	$1,790

	September 30, 2015
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
AFS Securities:
GSE debentures	$526,620	$—	$526,620	$—
MBS	229,491	—	229,491	—
Municipal bonds	144	—	144	—
Trust preferred securities	1,916	—	—	1,916
	$758,171	$—	$756,255	$1,916

The Company's Level 3 AFS securities had no activity during the three and six months ended March 31, 2016, except for principal repayments of $26 thousand and $31 thousand, respectively, and increases in net unrealized losses included in other comprehensive income of $29 thousand and $68 thousand, respectively. The Company's Level 3 AFS securities had no activity during the three and six months ended March 31, 2015, except for principal repayments of $167 thousand and $193 thousand, respectively, and increases in net unrealized losses included in other comprehensive income of $3 thousand and $54 thousand, respectively.

The following is a description of valuation methodologies used for significant assets measured at fair value on a non-recurring basis.

Loans Receivable - The balance of loans individually evaluated for impairment at March 31, 2016 and September 30, 2015 was $24.2 million and $22.8 million, respectively. Substantially all of these loans were secured by residential real estate and were individually evaluated to determine if the carrying value of the loan was in excess of the fair value of the collateral, less estimated selling costs of 10%. When no impairment is indicated, the carrying amount is considered to approximate fair value. Fair values were estimated through current appraisals or current Federal Housing Finance Agency ("FHFA") housing price indices, which is a broad based measure of the movement of single-family house prices and is a weighted, repeat-sales index. Management does not adjust or apply a discount to the appraised value or FHFA housing price indices, except for the estimated sales costs noted above. The primary significant unobservable input for impaired loans with fair values estimated using appraisals was the appraisal. Fair values of impaired loans cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan and, as such, are classified as Level 3. Based on this evaluation, the Bank charged-off any loss amounts as of March 31, 2016 and September 30, 2015; therefore, there was no ACL related to these loans.

OREO - OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower-of-cost or fair value. Fair value is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value or listing prices, except for the estimated sales costs noted above. The primary significant unobservable input for OREO was the appraisal or listing price. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property and, as such, are classified as Level 3. The fair value of OREO at March 31, 2016 and September 30, 2015 was $5.8 million and $4.3 million, respectively.

The following tables provide the level of valuation assumptions used to determine the carrying value of the Company's assets measured at fair value on a non-recurring basis at the dates presented.

	March 31, 2016
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Loans individually evaluated for impairment	$24,156	$—	$—	$24,156
OREO	5,844	—	—	5,844
	$30,000	$—	$—	$30,000

	September 30, 2015
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Loans individually evaluated for impairment	$22,762	$—	$—	$22,762
OREO	4,333	—	—	4,333
	$27,095	$—	$—	$27,095

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

The carrying amounts and estimated fair values of the Company's financial instruments, at the dates presented, were as follows:

	March 31, 2016		September 30, 2015
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$203,811	$203,811	$772,632	$772,632
AFS securities	677,416	677,416	758,171	758,171
HTM securities	1,270,849	1,293,441	1,271,122	1,295,274
Loans receivable	6,769,194	7,057,287	6,625,027	6,870,176
FHLB stock	114,381	114,381	150,543	150,543
Liabilities:
Deposits	5,119,829	5,163,254	4,832,520	4,869,312
FHLB borrowings	2,471,656	2,541,045	3,270,521	3,339,650
Repurchase agreements	200,000	208,779	200,000	209,807

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

Deposits - The estimated fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date. The estimated fair value of these deposits at March 31, 2016 and September 30, 2015 was $2.31 billion and $2.20 billion, respectively. (Level 1) The fair value of certificates of deposit is estimated by discounting future cash flows using current London Interbank Offered Rates ("LIBOR"). The estimated fair value of certificates of deposit at March 31, 2016 and September 30, 2015 was $2.85 billion and $2.67 billion, respectively. (Level 2)

FHLB borrowings and Repurchase Agreements - The fair value of fixed-maturity borrowed funds is estimated by discounting estimated future cash flows using current offer rates. (Level 2) The carrying value of FHLB line of credit is considered to approximate its fair value due to the nature of the financial liability. (Level 1)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company and its wholly-owned subsidiary may, from time to time, make written or oral "forward-looking statements," including statements contained in documents filed or furnished by the Company with the SEC. These forward-looking statements may be included in this Quarterly Report on Form 10-Q, in the Company's reports to stockholders, in the Company's press releases, and in other communications by the Company, which are made in good faith by us pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

•
the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations, including areas where we have purchased large amounts of correspondent loans and loan participations;

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

Economic conditions in the Bank's local market areas have a significant impact on the ability of borrowers to repay loans and the value of the collateral securing these loans. The industries in our market areas are diversified, especially in the Kansas City metropolitan statistical area, which comprises the largest segment of our loan portfolio and deposit base. As of March 2016, the unemployment rate was 3.9% for Kansas and 4.2% for Missouri, compared to the national average of 5.0%, based on information from the Bureau of Labor Statistics. The Kansas City market area has an average household income of approximately $75 thousand per annum, based on 2015 estimates from the American Community Survey, which is a statistical survey by the U.S. Census Bureau. The average household income in our combined market areas is approximately $70 thousand per annum, with 90% of the population at or above the poverty level, also based on the 2015 estimates from the American Community Survey. The FHFA price index for Kansas and Missouri has not experienced significant fluctuations during the past 10 years, unlike other market areas of the United States, which indicates relative stability in property values in our local market areas.

For the quarter ended March 31, 2016, the Company recognized net income of $21.5 million, or $0.16 per share, compared to net income of $19.2 million, or $0.14 per share, for the quarter ended March 31, 2015. The $2.3 million, or 11.9%, increase in net income was due primarily to a $1.8 million increase in net interest income and a $1.3 million increase in non-interest income, specifically an increase in income from BOLI. Net income attributable to the daily leverage strategy was $561 thousand during the current quarter, compared to $682 thousand for the prior year quarter.

The net interest margin increased seven basis points, from 1.71% for the prior year quarter to 1.78% for the current year quarter. Excluding the effects of the daily leverage strategy, the net interest margin would have increased nine basis points, from 2.04% for the prior year quarter to 2.13% for the current year quarter. The increase in the net interest margin was due mainly to a decrease in interest expense on term borrowings.

For the six month period ended March 31, 2016, the Company recognized net income of $42.2 million, or $0.32 per share, compared to net income of $39.7 million, or $0.29 per share, for the six month period ended March 31, 2015. The $2.5 million, or 6.4%, increase in net income was due primarily to a $1.7 million increase in net interest income and a $1.7 million increase in non-interest income, partially offset by a $1.0 million increase in non-interest expense. Net income attributable to the daily leverage strategy was $1.1 million during the current year six month period, compared to $1.5 million for the prior year six month period. The decrease in the net income attributable to the daily leverage strategy was due to an increase in the FHLB line of credit borrowings rate, which was larger than the increase in the average yield earned on the cash at the Federal Reserve Bank.

The net interest margin increased three basis points, from 1.73% for the prior year six month period, to 1.76% for the current year six month period. Excluding the effects of the daily leverage strategy, the net interest margin would have increased four basis points, from 2.08% for the prior year six month period to 2.12% for the current year six month period. The increase in the net interest margin was due mainly to a decrease in interest expense on term borrowings.

Total assets were $9.32 billion at March 31, 2016 compared to $9.84 billion at September 30, 2015. The $527.5 million decrease was due primarily to a $568.8 million decrease in cash and cash equivalents and $36.2 million decrease in FHLB stock, both due to the removal of the entire daily leverage strategy at March 31, 2016 compared to $700.0 million of the daily leverage strategy being in place at September 30, 2015.

The loans receivable portfolio, net, increased $144.2 million, to $6.77 billion at March 31, 2016, from $6.63 billion at September 30, 2015. This growth was primarily funded with cash flows from the securities portfolio and growth in the deposit portfolio. During the current year six month period, the Bank originated and refinanced $348.3 million of loans with a weighted average rate of 3.68%, purchased $291.9 million of loans from correspondent lenders with a weighted average rate of 3.52%, and purchased participations of $112.0 million of multi-family and commercial real estate and construction-to-permanent loans with a weighted average rate of 3.80%.

As previously indicated in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, we have continued to expand our multi-family and commercial real estate portfolio, especially commercial construction-to-permanent loans, through loan participations with our correspondent lenders and other lead banks. These types of loans tend to be larger and in different geographic regions from most of our existing loan portfolio and are generally considered to have different and greater risks than one- to four-family residential real estate loans. The net amount of multi-family and commercial loans as of March 31, 2016 was $126.1 million and the undisbursed loan amounts and total commitments as of March 31, 2016 were $208.0 million, resulting in a total concentration of $334.1 million at March 31, 2016. For more information regarding these participations and their potential risks, see "Part I, Item 1. Business - Multi-Family and Commercial Lending” and "Part I, Item 1A - Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Total liabilities were $7.91 billion at March 31, 2016 compared to $8.43 billion at September 30, 2015. The $514.7 million decrease was due primarily to a $798.9 million decrease in FHLB borrowings largely as a result of the removal of the entire daily leverage strategy at March 31, 2016, along with a $100.0 million decrease in FHLB advances, partially offset by a $287.3 million increase in the deposit portfolio. Management intends to continue to remove the entire daily leverage strategy at each quarter end during fiscal year 2016, and reinstate the strategy at the beginning of the next quarter. The growth in deposits during the current year six month period was primarily in the retail certificate of deposit, checking, and wholesale certificate of deposit portfolios, which increased $100.8 million, $77.1 million, and $73.9 million, respectively.

Stockholders' equity was $1.40 billion at March 31, 2016 compared to $1.42 billion at September 30, 2015. The $12.8 million decrease between dates was due primarily to the payment of $55.9 million in cash dividends, partially offset by net income of $42.2 million.

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

Financial Condition
The following table presents selected balance sheet information as of the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
	2016	2015	2015	2015	2015
	(Dollars in thousands)
Total assets	$9,316,684	$9,133,422	$9,844,161	$9,131,181	$10,023,099
Cash and cash equivalents	203,811	232,354	772,632	46,668	1,021,150
AFS securities	677,416	636,970	758,171	847,059	842,856
HTM securities	1,270,849	1,199,978	1,271,122	1,359,657	1,425,383
Loans receivable, net	6,769,194	6,665,128	6,625,027	6,496,468	6,365,320
FHLB stock	114,381	119,027	150,543	166,257	154,951
Deposits	5,119,829	4,972,480	4,832,520	4,813,188	4,837,274
FHLB borrowings	2,471,656	2,471,272	3,270,521	2,572,898	3,371,970
Repurchase agreements	200,000	200,000	200,000	220,000	220,000
Stockholders' equity	1,403,408	1,390,833	1,416,226	1,426,723	1,476,656
Equity to total assets at end of period	15.1%	15.2%	14.4%	15.6%	14.7%

Assets. Total assets were $9.32 billion at March 31, 2016 compared to $9.84 billion at September 30, 2015. The $527.5 million decrease was due primarily to a $568.8 million decrease in cash and cash equivalents and a $36.2 million decrease in FHLB stock, both due to the removal of the entire daily leverage strategy at March 31, 2016 compared to $700.0 million of the daily leverage strategy being in place at September 30, 2015. The entire $2.10 billion daily leverage strategy was reinstated on April 1, 2016.

Loans Receivable. Loans receivable, net, increased $144.2 million, to $6.77 billion at March 31, 2016, from $6.63 billion at September 30, 2015. The growth in the loan portfolio during the current year six month period was primarily in the correspondent one- to four-family purchased loan portfolio and was largely funded with cash flows from the securities portfolio and deposit growth.

The following table presents the balance and weighted average rate of our loan portfolio as of the dates indicated. Within the one- to four-family loan portfolio at March 31, 2016, 62% of the loans had a balance at origination of less than $417 thousand.

	March 31, 2016		September 30, 2015
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Real estate loans:
One- to four-family:
Originated	$4,002,874	3.81%	$4,010,517	3.84%
Correspondent purchased	2,016,685	3.52	1,846,213	3.52
Bulk purchased	456,876	2.23	485,682	2.25
Construction	76,457	3.51	75,152	3.57
Total	6,552,892	3.61	6,417,564	3.62
Multi-family and commercial:
Permanent	112,414	4.15	110,938	4.14
Construction	153,231	3.91	54,768	4.13
Total	265,645	4.01	165,706	4.14
Total real estate loans	6,818,537	3.62	6,583,270	3.64

Consumer loans:
Home equity	123,565	5.07	125,844	5.00
Other	4,279	4.17	4,179	4.03
Total consumer loans	127,844	5.04	130,023	4.97
Total loans receivable	6,946,381	3.65	6,713,293	3.66

Less:
Undisbursed loan funds:
One- to four-family	42,906		45,696
Multi-family and commercial	139,495		44,869
ACL	9,193		9,443
Discounts/unearned loan fees	24,347		24,213
Premiums/deferred costs	(38,754)		(35,955)
Total loans receivable, net	$6,769,194		$6,625,027

Loan Activity - The following table summarizes activity in the loan portfolio, along with weighted average rates where applicable, for the periods indicated, excluding changes in undisbursed loan funds, ACL, discounts/unearned loan fees, and premiums/deferred costs. Loans that were paid-off as a result of refinances are included in repayments. Loan endorsements are not included in the activity in the following table because a new loan is not generated at the time of the endorsement. The endorsed balance and rate are included in the ending loan portfolio balance and rate. During the three and six months ended March 31, 2016, the Bank endorsed $20.6 million and $44.1 million of one- to four-family loans, respectively, reducing the average rate on those loans by 77 and 84 basis points, respectively.

	For the Three Months Ended
	March 31, 2016		December 31, 2015		September 30, 2015		June 30, 2015
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$6,753,249	3.65%	$6,713,293	3.66%	$6,547,702	3.67%	$6,418,780	3.71%
Originated and refinanced:
Fixed	117,205	3.65	157,447	3.67	165,646	3.73	207,895	3.50
Adjustable	35,495	3.77	38,117	3.74	51,634	3.59	47,609	3.55
Purchased and participations:
Fixed	249,017	3.68	101,644	3.69	164,397	3.64	147,887	3.51
Adjustable	27,355	2.93	25,861	3.17	65,722	3.69	29,046	2.92
Repayments	(235,202)		(280,978)		(280,671)		(301,835)
Principal charge-offs, net	(8)		(242)		(158)		(128)
Other	(730)		(1,893)		(979)		(1,552)
Ending balance	$6,946,381	3.65	$6,753,249	3.65	$6,713,293	3.66	$6,547,702	3.67

	For the Six Months Ended
	March 31, 2016		March 31, 2015
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$6,713,293	3.66%	$6,289,519	3.76%
Originations and refinances:
Fixed	274,652	3.66	232,802	3.60
Adjustable	73,612	3.75	74,931	3.69
Purchases and participations:
Fixed	350,661	3.68	238,744	3.63
Adjustable	53,216	3.05	65,563	2.94
Repayments	(516,180)		(479,362)
Principal charge-offs, net	(250)		(269)
Other	(2,623)		(3,148)
Ending balance	$6,946,381	3.65	$6,418,780	3.71

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

	For the Three Months Ended
	March 31, 2016			March 31, 2015
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family:
<= 15 years	$58,468	3.05%	13.6%	$87,435	2.96%	24.7%
> 15 years	199,081	3.77	46.4	181,668	3.79	51.3
Multi-family and commercial real estate	107,560	3.80	25.1	5,900	3.45	1.7
Home equity	885	5.94	0.2	659	6.08	0.2
Other	228	9.85	0.1	240	7.34	0.1
Total fixed-rate	366,222	3.67	85.4	275,902	3.53	78.0

Adjustable-rate:
One- to four-family:
<= 36 months	918	2.70	0.2	1,073	2.62	0.3
> 36 months	45,074	2.97	10.5	61,277	2.94	17.3
Multi-family and commercial real estate	—	—	—	—	—	—
Home equity	15,911	4.67	3.7	15,144	4.57	4.3
Other	947	3.48	0.2	417	2.99	0.1
Total adjustable-rate	62,850	3.40	14.6	77,911	3.26	22.0

Total originated, refinanced and purchased	$429,072	3.63	100.0%	$353,813	3.47	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$145,957	3.62		$138,470	3.57
Participations - multi-family and commercial real estate	103,060	3.76		5,900	3.45
Total fixed-rate purchased/participations	249,017	3.68		144,370	3.56

Adjustable-rate:
Correspondent - one- to four-family	27,355	2.93		41,858	2.94
Total purchased/participation loans	$276,372	3.60		$186,228	3.42

	For the Six Months Ended
	March 31, 2016			March 31, 2015
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family:
<= 15 years	$118,895	3.03%	15.8%	$147,320	3.03%	24.1%
> 15 years	365,464	3.78	48.6	298,987	3.88	48.9
Multi-family and commercial real estate	138,724	3.90	18.4	23,250	3.69	3.8
Home equity	1,778	5.79	0.2	1,547	6.16	0.2
Other	452	9.14	0.1	442	7.68	0.1
Total fixed-rate	625,313	3.67	83.1	471,546	3.62	77.1

Adjustable-rate:
One- to four-family:
<= 36 months	1,822	2.68	0.2	2,440	2.63	0.4
> 36 months	86,171	2.99	11.6	104,807	2.97	17.1
Multi-family and commercial real estate	3,376	4.25	0.4	—	—	—
Home equity	33,970	4.59	4.5	32,405	4.60	5.3
Other	1,489	3.46	0.2	842	3.17	0.1
Total adjustable-rate	126,828	3.46	16.9	140,494	3.34	22.9

Total originated, refinanced and purchased	$752,141	3.64	100.0%	$612,040	3.55	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$242,068	3.64		$217,174	3.63
Participations - multi-family and commercial real estate	108,593	3.79		21,570	3.70
Total fixed-rate purchased/participations	350,661	3.68		238,744	3.63

Adjustable-rate:
Correspondent - one- to four-family	49,840	2.96		65,563	2.94
Participations - multi-family and commercial real estate	3,376	4.25		—	—
Total adjustable-rate purchased/participations	53,216	3.05		65,563	2.94
Total purchased/participation loans	$403,877	3.60		$304,307	3.49

One- to Four-Family Loans - The following table presents, for our portfolio of one- to four-family loans, the balance, percentage of total, weighted average credit score, weighted average LTV ratio, and the average balance per loan as of the dates presented. Credit scores are updated at least semiannually, with the latest update in March 2016, from a nationally recognized consumer rating agency. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

	March 31, 2016					September 30, 2015
		% of	Credit		Average		% of	Credit		Average
	Amount	Total	Score	LTV	Balance	Amount	Total	Score	LTV	Balance
	(Dollars in thousands)
Originated	$4,002,874	61.8%	765	63%	$130	$4,010,517	63.2%	765	64%	$129
Correspondent purchased	2,016,685	31.1	764	68	348	1,846,213	29.1	764	68	344
Bulk purchased	456,876	7.1	753	65	308	485,682	7.7	752	65	310
	$6,476,435	100.0%	764	65	170	$6,342,412	100.0%	764	65	167

The following table presents originated, refinanced, and correspondent purchased activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average LTVs and weighted average credit scores for the periods indicated. Of the loans originated and refinanced during the current year six month period, 76% had loan values of $417 thousand or less. Of the correspondent loans purchased during the current year six month period, 24% had loan values of $417 thousand or less.

	For the Three Months Ended
	March 31, 2016			March 31, 2015
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$101,405	77%	766	$115,606	76%	769
Refinanced by Bank customers	28,824	69	768	35,519	68	772
Correspondent purchased	173,312	74	765	180,328	73	764
	$303,541	75	766	$331,453	74	767

	For the Six Months Ended
	March 31, 2016			March 31, 2015
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$215,061	76%	766	$212,615	76%	769
Refinanced by Bank customers	65,383	69	769	58,202	67	769
Correspondent purchased	291,908	74	764	282,737	74	765
	$572,352	74	766	$553,554	74	767

The following table presents the amount, percent of total, and weighted average rate, by state, of one- to four-family loan originations and correspondent purchases where originations and purchases in the state exceeded five percent of the total amount originated and purchased during the six month period ended March 31, 2016.

	For the Three Months Ended			For the Six Months Ended
	March 31, 2016			March 31, 2016
State	Amount	% of Total	Rate	Amount	% of Total	Rate
	(Dollars in thousands)
Kansas	$125,779	41.5%	3.50%	$258,415	45.2%	3.49%
Missouri	51,389	16.9	3.53	109,081	19.1	3.53
Texas	58,282	19.2	3.47	88,987	15.5	3.48
Tennessee	16,418	5.4	3.60	31,581	5.5	3.55
Other states	51,673	17.0	3.51	84,288	14.7	3.52
	$303,541	100.0%	3.51	$572,352	100.0%	3.50

One- to Four-Family Loan Commitments - The following table summarizes our one- to four-family loan origination and refinance commitments and one- to four-family correspondent purchase commitments as of March 31, 2016, along with associated weighted average rates. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a rate lock fee. A percentage of the commitments are expected to expire unfunded, so the amounts reflected in the table below are not necessarily indicative of future cash requirements.

	Fixed-Rate
	15 years	More than	Adjustable-	Total
	or less	15 years	Rate	Amount	Rate
	(Dollars in thousands)
Originate/refinance	$12,584	$49,661	$17,612	$79,857	3.46%
Correspondent	10,958	85,669	11,178	107,805	3.73
	$23,542	$135,330	$28,790	$187,662	3.62

Rate	3.08%	3.83%	3.02%

Multi-Family and Commercial Real Estate Loans - Multi-family and commercial real estate permanent and construction loans are originated or participated in based on the income producing potential of the property, the collateral value, and the financial strength of the borrower. Additionally, the Bank generally requires personal guarantees. The Bank generally requires a minimum debt service coverage ratio of 1.25 and limits LTV ratios to 80% for multi-family and commercial real estate loans depending on the property type.

During the current quarter, the Bank continued to grow the commercial construction-to-permanent and permanent loan portfolio through the correspondent lending channel by purchasing participations of $103.1 million, including $94.8 million of commercial construction-to-permanent loans with gross loan amounts ranging from $14.8 million to $50.0 million and funding periods of up to three years. At March 31, 2016, the Bank also had $68.5 million of outstanding commercial construction-to-permanent loan commitments. The Bank intends to continue to grow its commercial construction-to-permanent and permanent loan portfolio, largely through participations with correspondent lenders and other lead banks with which the Bank already has commercial construction-to-permanent and permanent loan relationships.

The following table presents multi-family and commercial real estate and construction loans and commitments by industry classification, as defined by the North American Industry Classification System, as of March 31, 2016.

	Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Principal	Amount	Amount	Commitments	Total	Total
	(Dollars in thousands)
Accommodation and food services	$51,209	$91,358	$142,567	$—	$142,567	42.7%
Health care and social assistance	11,200	45,554	56,754	—	56,754	17.0
Real estate rental and leasing	14,805	581	15,386	34,000	49,386	14.8
Arts, entertainment, and recreation	—	—	—	34,480	34,480	10.3
Multi-family	17,378	2,002	19,380	—	19,380	5.8
Retail trade	19,277	—	19,277	—	19,277	5.7
Other	12,281	—	12,281	—	12,281	3.7
	$126,150	$139,495	$265,645	$68,480	$334,125	100.0%

The following table summarizes multi-family and commercial real estate and construction loans and commitments by state as of March 31, 2016.

	Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Principal	Amount	Amount	Commitments	Total	Total
	(Dollars in thousands)
Texas	$21,318	$93,407	$114,725	$34,000	$148,725	44.5%
Kansas	45,138	—	45,138	34,480	79,618	23.9
Missouri	34,008	45,554	79,562	—	79,562	23.8
Colorado	14,945	534	15,479	—	15,479	4.6
Arkansas	8,306	—	8,306	—	8,306	2.5
California	2,435	—	2,435	—	2,435	0.7
	$126,150	$139,495	$265,645	$68,480	$334,125	100.0%

The following table presents the Bank's multi-family and commercial real estate and construction loan portfolio and outstanding commitments, categorized by gross loan amount (unpaid principal plus undisbursed amounts) or outstanding commitment amount, as of March 31, 2016.

	Count	Amount
	(Dollars in thousands)
Greater than $30 million	4	153,716
>$15 to $30 million	2	54,668
>$10 to $15 million	3	38,483
>$5 to $10 million	3	23,705
$1 to $5 million	21	58,797
Less than $1 million	14	4,756
	47	$334,125

Asset Quality. The Bank's traditional underwriting guidelines have provided the Bank with generally low delinquencies and low levels of non-performing assets compared to national levels. Of particular importance is the complete and full documentation required for each loan the Bank originates, participates in or purchases. One- to four-family owner occupied loans are underwritten according to the "ability to repay" and "qualified mortgage" standards, as issued by the CFPB, with total debt-to-income ratios not exceeding 43% of the borrower's verified income. This allows the Bank to make an informed credit decision based upon a thorough assessment of the borrower's ability to repay the loan. See additional discussion regarding underwriting standards in "Part I, Item 1. Business - Lending Practices and Underwriting Standards" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015. In the following asset quality discussion, unless otherwise noted, correspondent purchased loans are included with originated loans and bulk purchased loans are reported as purchased loans.

Delinquent and non-performing loans and OREO - The following table presents the Company's 30 to 89 day delinquent loans at the dates indicated. Of the loans 30 to 89 days delinquent at March 31, 2016, approximately 69% were 59 days or less delinquent.

	Loans Delinquent for 30 to 89 Days at:
	March 31,		December 31,		September 30,		June 30,		March 31,
	2016		2015		2015		2015		2015
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	139	$14,336	159	$14,277	158	$16,955	150	$16,320	128	$13,097
Correspondent purchased	8	2,307	10	3,033	8	2,344	15	4,741	7	2,206
Bulk purchased	26	6,005	35	7,805	32	7,259	30	6,249	35	8,137
Consumer loans:
Home equity	33	631	36	730	32	703	34	646	30	681
Other	5	28	13	88	11	17	18	80	9	36
	211	$23,307	253	$25,933	241	$27,278	247	$28,036	209	$24,157

30 to 89 days delinquent loans
to total loans receivable, net		0.34%		0.39%		0.41%		0.43%		0.38%

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

	Non-Performing Loans and OREO at:
	March 31,		December 31,		September 30,		June 30,		March 31,
	2016		2015		2015		2015		2015
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	72	$8,016	75	$9,900	66	$6,728	70	$6,180	79	$8,047
Correspondent purchased	3	864	—	—	1	394	1	67	1	490
Bulk purchased	33	7,483	32	7,199	36	8,898	29	7,577	27	8,040
Consumer loans:
Home equity	26	622	28	574	24	497	19	443	23	366
Other	8	26	9	25	4	12	5	16	6	19
	142	17,011	144	17,698	131	16,529	124	14,283	136	16,962
Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	72	7,667	75	7,661	77	9,004	71	9,224	80	9,709
Correspondent purchased	4	825	1	24	1	25	2	398	2	401
Bulk purchased	1	80	1	81	1	82	5	959	5	732
Consumer loans:
Home equity	9	151	14	259	12	295	10	219	6	108
Other	1	8	—	—	—	—	—	—	3	11
	87	8,731	91	8,025	91	9,406	88	10,800	96	10,961
Total non-performing loans	229	25,742	235	25,723	222	25,935	212	25,083	232	27,923

Non-performing loans as a percentage of total loans(2)		0.38%		0.39%		0.39%		0.39%		0.44%

OREO:
One- to four-family:
Originated(3)	22	$1,364	25	$1,410	29	$1,752	28	$1,920	36	$1,989
Correspondent purchased	1	499	1	499	1	499	2	714	1	216
Bulk purchased	8	2,694	6	2,247	2	796	4	1,019	5	1,162
Consumer loans:
Home equity	1	9	1	26	1	8	2	17	—	—
Other(4)	1	1,278	1	1,278	1	1,278	1	1,278	1	1,278
	33	5,844	34	5,460	34	4,333	37	4,948	43	4,645
Total non-performing assets	262	$31,586	269	$31,183	256	$30,268	249	$30,031	275	$32,568

Non-performing assets as a percentage of total assets		0.34%		0.34%		0.31%		0.33%		0.32%

(1)
Represents loans required to be reported as nonaccrual pursuant to regulatory reporting requirements even if the loans are current. At March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015, and March 31, 2015, this amount was comprised of $1.8 million, $2.2 million, $2.2 million, $3.4 million, and $1.2 million, respectively, of loans that were 30 to 89 days delinquent and are reported as such, and $6.9 million, $5.8 million, $7.2 million, $7.4 million, and $9.8 million, respectively, of loans that were current.

(2)
Excluding loans required to be reported as nonaccrual pursuant to regulatory reporting requirements even if the loans are current, non-performing loans as a percentage of total loans were 0.25%, 0.27%, 0.25%, 0.22%, and 0.27%, at March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015, and March 31, 2015, respectively.

(3)	Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

(4)	Represents a single property the Bank purchased for a potential branch site but now intends to sell.

Once a one- to four-family loan is generally 180 days delinquent, a new collateral value is obtained through an appraisal, less estimated selling costs and anticipated private mortgage insurance ("PMI") receipts. Any loss amounts identified as a result of this review are charged-off. At March 31, 2016, $11.1 million, or 68%, of the one- to four-family loans 90 or more days delinquent or in foreclosure had been individually evaluated for loss and any related losses have been charged-off.

The following table presents the states where the properties securing one percent or more of the total amount of our one- to four-family loans are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at March 31, 2016. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. At March 31, 2016, potential losses, after taking into consideration anticipated PMI proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,733,980	57.6%	$10,917	48.2%	$7,599	46.4%	73%
Missouri	1,268,267	19.6	4,754	21.0	1,281	7.8	71
Texas	424,545	6.6	579	2.6	—	—	n/a
California	256,011	4.0	—	—	—	—	n/a
Tennessee	175,513	2.7	—	—	—	—	n/a
Alabama	98,126	1.5	254	1.1	—	—	n/a
Oklahoma	72,998	1.1	429	1.9	23	0.1	35
Other states	446,995	6.9	5,715	25.2	7,460	45.7	63
	$6,476,435	100.0%	$22,648	100.0%	$16,363	100.0%	68

TDRs - The following table presents the Company's TDRs, based on accrual status, at the dates indicated. At March 31, 2016, $24.6 million of TDRs were included in the ACL formula analysis model and $98 thousand of the ACL was related to these loans. The remaining $14.6 million of TDRs at March 31, 2016 were individually evaluated for loss and any potential losses have been charged-off.

	At
	March 31,	December 31,	September 30,	June 30,	March 31,
	2016	2015	2015	2015	2015
	(Dollars in thousands)
Accruing TDRs	$24,239	$24,956	$24,331	$25,444	$23,861
Nonaccrual TDRs(1)	14,986	13,983	15,511	14,653	15,337
Total TDRs	$39,225	$38,939	$39,842	$40,097	$39,198

(1)	Nonaccrual TDRs are included in the non-performing loan table above.

Allowance for credit losses and Provision for Credit Losses - Management maintains an ACL to absorb inherent losses in the loan portfolio based on ongoing quarterly assessments of the loan portfolio. The ACL is maintained through provisions for credit losses which are either charged to or credited to income. Our ACL methodology considers a number of factors including the trend and composition of delinquent loans, results of foreclosed property and short sale transactions, charge-off activity and trends, the current status and trends of local and national economies (particularly levels of unemployment), trends and current conditions in the real estate and housing markets, loan portfolio growth and concentrations, and certain ACL ratios such as ACL to loans receivable, net and annualized historical losses to ACL. We continually monitor the level of risk in our multi-family and commercial real estate and construction loan portfolio, including concentrations in such factors as geographic locations, property types, tenant brand name, borrowing relationships, and lending relationships in the case of participations loans, among other factors. For additional information on the ACL, see "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

The Bank did not record a provision for credit losses during the current six month period due to the continued low level of net loan charge-offs and stabilization of delinquent loan balances. Net loan charge-offs were $250 thousand for the current year six month period and the ACL to net charge-offs (annualized) was 18.3 times at March 31, 2016. The improvement in collateral values has assisted in lowering our net charge-off amounts compared to prior years.

The distribution of our ACL at the dates indicated is summarized below. The loan amount in the table below represents outstanding loan balances net of undisbursed loan funds. Included in bulk purchased loans are $253.4 million loans, or 55% of the total bulk purchased loan portfolio, at March 31, 2016, for which the seller of the loans has guaranteed, and has the ability, to repurchase or replace delinquent loans. The Bank has not experienced any loan losses with this group of loans since the loan package was purchased in fiscal year 2012. For the $203.5 million of bulk purchased loans at March 31, 2016 that do not have the above noted guarantee, the Bank has continued to experience a reduction in loan losses due to an improvement in collateral values. A large portion of these loans were originally interest-only loans with interest-only terms up to 10 years. All of the interest-only loans are now fully amortizing loans. Our correspondent purchased loans are purchased on a loan-by-loan basis from a select group of correspondent lenders and are underwritten by the Bank's underwriters based on underwriting standards that are generally the same as for our originated loans.

	At
	March 31, 2016				September 30, 2015
		% of ACL		% of		% of ACL		% of
	Amount	to Total	Total	Loans to	Amount	to Total	Total	Loans to
	of ACL	ACL	Loans	Total Loans	of ACL	ACL	Loans	Total Loans
	(Dollars in thousands)
One- to four-family:
Originated	$4,542	49.4%	$4,002,811	59.1%	$4,833	51.2%	$4,010,439	60.6%
Correspondent purchased	2,262	24.6	2,016,685	29.8	2,115	22.4	1,846,213	27.9
Bulk purchased	1,243	13.5	456,877	6.8	1,434	15.2	485,682	7.3
Multi-family and commercial	652	7.1	111,638	1.7	604	6.4	109,314	1.6
Construction	220	2.4	48,125	0.7	170	1.8	41,057	0.6
Consumer:
Home equity	216	2.4	123,565	1.8	222	2.3	125,844	1.9
Other consumer	58	0.6	4,279	0.1	65	0.7	4,179	0.1
	$9,193	100.0%	$6,763,980	100.0%	$9,443	100.0%	$6,622,728	100.0%

The following tables present ACL activity and selected ACL ratios for the periods or at the dates presented. See "Note 4 - Loans Receivable and Allowance for Credit Losses" for additional information related to ACL activity by specific loan categories.

	For the Three Months Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(Dollars in thousands)
ACL beginning balance	$9,201	$9,443	$9,601	$9,406	$9,297
Charge-offs	(75)	(250)	(183)	(157)	(189)
Recoveries	67	8	25	29	23
Provision for credit losses	—	—	—	323	275
ACL ending balance	$9,193	$9,201	$9,443	$9,601	$9,406

ACL to loans receivable, net at end of period	0.14%	0.14%	0.14%	0.15%	0.15%
ACL to non-performing loans at end of period	35.71	35.77	36.41	38.28	33.69
Ratio of net charge-offs during the period
to average loans outstanding during the period	—	—	—	—	—
Ratio of net charge-offs during the period
to average non-performing assets	0.03	0.79	0.52	0.41	0.51
ACL to net charge-offs (annualized)	294.7x	9.5x	15.0x	18.7x	14.2x

	For the Six Months Ended
	March 31, 2016	March 31, 2015
	(Dollars in thousands)
ACL beginning balance	$9,443	$9,227
Charge-offs	(325)	(395)
Recoveries	75	126
Provision for credit losses	—	448
ACL ending balance	$9,193	$9,406

Ratio of net charge-offs during the period to
average loans outstanding during the period	—%	—%
Ratio of net charge-offs during the period to
average non-performing assets during the period	0.81	0.87
ACL to net charge-offs (annualized)	18.3x	17.5x

Securities. The following table presents the distribution of our MBS and investment securities portfolios, at amortized cost, at the dates indicated. Overall, fixed-rate securities comprised 76% of these portfolios at March 31, 2016. The weighted average life ("WAL") is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	March 31, 2016			December 31, 2015			September 30, 2015
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Fixed-rate securities:
MBS	$968,006	2.23%	3.3	$985,287	2.26%	3.2	$1,047,637	2.24%	3.2
GSE debentures	471,215	1.14	1.3	421,231	1.18	2.4	525,376	1.14	1.6
Municipal bonds	37,248	1.80	2.6	39,534	1.85	2.7	38,214	1.87	2.9
Total fixed-rate securities	1,476,469	1.87	2.6	1,446,052	1.93	3.0	1,611,227	1.87	2.7

Adjustable-rate securities:
MBS	458,350	2.31	5.9	379,745	2.26	5.6	402,417	2.22	5.3
Trust preferred securities	2,169	1.89	21.2	2,186	1.77	21.5	2,186	1.59	21.7
Total adjustable-rate securities	460,519	2.30	6.0	381,931	2.25	5.7	404,603	2.21	5.4
Total securities portfolio	$1,936,988	1.97	3.4	$1,827,983	2.00	3.6	$2,015,830	1.94	3.2

The following table presents the carrying value of MBS in our portfolio by issuer at the dates presented.

	March 31, 2016	September 30, 2015
	(Dollars in thousands)
Federal National Mortgage Association ("FNMA")	$863,968	$880,810
Federal Home Loan Mortgage Corporation ("FHLMC")	477,101	469,290
Government National Mortgage Association	95,705	112,439
	$1,436,774	$1,462,539

Mortgage-Backed Securities - The balance of MBS, which primarily consists of securities of U.S. GSEs, decreased $25.8 million from $1.46 billion at September 30, 2015 to $1.44 billion at March 31, 2016. The following table summarizes the activity in our portfolio of MBS for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yield for the ending balances are as of the last day of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented. The beginning and ending WAL is the estimated remaining principal repayment term (in years) after three-month historical prepayment speeds have been applied.

	For the Three Months Ended
	March 31, 2016			December 31, 2015			September 30, 2015			June 30, 2015
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,376,119	2.26%	3.9	$1,462,539	2.24%	3.8	$1,565,184	2.25%	3.9	$1,648,046	2.30%	4.3
Maturities and repayments	(80,544)			(83,835)			(99,840)			(100,538)
Net amortization of (premiums)/discounts	(1,091)			(1,188)			(1,362)			(1,412)
Purchases:
Fixed	42,827	1.83	4.1	—	—	—	—	—	—	20,532	1.74	4.5
Adjustable	100,133	2.02	5.4	—	—	—	—	—	—	—	—	—
Change in valuation on AFS securities	(670)			(1,397)			(1,443)			(1,444)
Ending balance - carrying value	$1,436,774	2.25	4.1	$1,376,119	2.26	3.9	$1,462,539	2.24	3.8	$1,565,184	2.25	3.9

	For the Six Months Ended
	March 31, 2016			March 31, 2015
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,462,539	2.24%	3.8	$1,802,547	2.32%	4.2
Maturities and repayments	(164,379)			(175,951)
Net amortization of (premiums)/discounts	(2,279)			(2,590)
Purchases:
Fixed	42,827	1.83	4.1	25,137	1.53	3.8
Adjustable	100,133	2.02	5.4	—	—	—
Change in valuation on AFS securities	(2,067)			(1,097)
Ending balance - carrying value	$1,436,774	2.25	4.1	$1,648,046	2.30	4.3

Investment Securities - Investment securities, which consist of U.S. GSE debentures (primarily issued by FNMA, FHLMC, or Federal Home Loan Banks) and municipal investments, decreased $55.3 million, from $566.8 million at September 30, 2015 to $511.5 million at March 31, 2016. The following table summarizes the activity of investment securities for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented. The beginning and ending WALs represent the estimated remaining principal repayment terms (in years) of the securities after projected call dates have been considered, based upon market rates at each date presented.

	For the Three Months Ended
	March 31, 2016			December 31, 2015			September 30, 2015			June 30, 2015
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$460,829	1.24%	2.6	$566,754	1.19%	1.8	$641,532	1.18%	2.5	$620,193	1.18%	2.2
Maturities and calls	(27,201)			(104,155)			(76,387)			(30,000)
Net amortization of (premiums)/discounts	(106)			(101)			(70)			(52)
Purchases:
Fixed	74,987	0.93	0.8	1,432	1.35	5.6	—	—	—	52,379	1.31	3.1
Change in valuation on AFS securities	2,982			(3,101)			1,679			(988)
Ending balance - carrying value	$511,491	1.19	1.5	$460,829	1.24	2.6	$566,754	1.19	1.8	$641,532	1.18	2.5

	For the Six Months Ended
	March 31, 2016			March 31, 2015
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$566,754	1.19%	1.8	$590,942	1.15%	3.0
Maturities and calls	(131,356)			(82,132)
Net amortization of (premiums)/discounts	(207)			(163)
Purchases:
Fixed	76,419	0.94	0.9	106,022	1.16	1.7
Change in valuation on AFS securities	(119)			5,524
Ending balance - carrying value	$511,491	1.19	1.5	$620,193	1.18	2.2

Liabilities. Total liabilities were $7.91 billion at March 31, 2016 compared to $8.43 billion at September 30, 2015. The $514.7 million decrease was due primarily to a $798.9 million decrease in FHLB borrowings largely as a result of the removal of the daily leverage strategy at March 31, 2016, along with a $100.0 million decrease in term advances, partially offset by a $287.3 million increase in the deposit portfolio.

Deposits - Deposits were $5.12 billion at March 31, 2016 compared to $4.83 billion at September 30, 2015. The $287.3 million increase was due primarily to a $100.8 million increase in the retail certificate of deposit portfolio, a $77.1 million increase in the checking portfolio, and a $73.9 million increase in the wholesale certificate of deposit portfolio. We continue to be competitive on deposit rates and, in some cases, our offer rates for certificates of deposit have been higher than peers. Increasing rates offered on longer-term certificates of deposit has been an on-going balance sheet strategy by management in anticipation of higher interest rates. If short-term interest rates continue to rise, our customers may move funds from their checking, savings and money market accounts to higher yielding deposit products within the Bank or withdraw their funds from these accounts, including certificates of deposit, to invest in higher yielding investments outside of the Bank.

The following table presents the amount, weighted average rate and percentage of total for the components of our deposit portfolio at the dates presented. The $116.8 million increase in the retail certificate of deposit portfolio from December 31, 2015 to March 31, 2016 was due mainly to a promotion deposit campaign on President's Day.

	March 31, 2016			December 31, 2015			September 30, 2015
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Noninterest-bearing checking	$211,068	—%	4.1%	$205,374	—%	4.1%	$188,007	—%	3.9%
Interest-bearing checking	604,790	0.05	11.8	612,656	0.05	12.3	550,741	0.05	11.4
Savings	330,467	0.17	6.5	317,384	0.21	6.4	311,670	0.16	6.4
Money market	1,165,592	0.23	22.8	1,183,050	0.24	23.8	1,148,935	0.23	23.8
Retail certificates of deposit	2,421,622	1.38	47.3	2,304,865	1.31	46.4	2,320,804	1.29	48.0
Public units	386,290	0.56	7.5	349,151	0.43	7.0	312,363	0.40	6.5
	$5,119,829	0.77	100.0%	$4,972,480	0.71	100.0%	$4,832,520	0.72	100.0%

At March 31, 2016, public unit deposits totaled $386.3 million, compared to $312.4 million at September 30, 2015, and had a weighted average rate of 0.56% and an average remaining term to maturity of seven months. There were no brokered deposits at March 31, 2016 or September 30, 2015. Management will continue to monitor the wholesale deposit market for attractive opportunities relative to the use of proceeds.

The following tables set forth scheduled maturity information for our certificates of deposit, along with associated weighted average rates, at March 31, 2016.

	Amount Due
		More than	More than
	1 year	1 year to	2 years to 3	More than	Total
Rate range	or less	2 years	years	3 years	Amount	Rate
	(Dollars in thousands)
0.00 – 0.99%	$824,170	$191,686	$1,536	$—	$1,017,392	0.62%
1.00 – 1.99%	290,964	501,933	367,029	452,320	1,612,246	1.57
2.00 – 2.99%	15,300	80	1,516	160,947	177,843	2.24
3.00 – 3.99%	175	256	—	—	431	3.19
	$1,130,609	$693,955	$370,081	$613,267	$2,807,912	1.27

Percent of total	40.3%	24.7%	13.2%	21.8%
Weighted average rate	0.82	1.26	1.54	1.95
Weighted average maturity (in years)	0.4	1.5	2.5	3.9	1.7
Weighted average maturity for the retail certificate of deposit portfolio (in years)					1.9

	Amount Due
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)
Retail certificates of deposit less than $100,000	$178,240	$137,032	$249,099	$974,668	$1,539,039
Retail certificates of deposit of $100,000 or more	87,023	54,646	117,071	623,843	882,583
Public unit deposits of $100,000 or more	149,907	82,253	75,338	78,792	386,290
	$415,170	$273,931	$441,508	$1,677,303	$2,807,912

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

	For the Three Months Ended
	March 31, 2016			December 31, 2015			September 30, 2015			June 30, 2015
		Effective			Effective			Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,675,000	2.29%	3.2	$2,775,000	2.29%	3.3	$2,795,000	2.49%	3.3	$2,795,000	2.51%	3.3
Maturities and prepayments:
FHLB advances	—	—		(200,000)	1.94		(175,000)	5.08		(100,000)	3.01
Repurchase agreements	—	—		—	—		(20,000)	4.45		—	—
New borrowings:
FHLB advances	—	—	—	100,000	1.45	3.0	175,000	2.18	3.0	100,000	2.25	7.0
Ending balance	$2,675,000	2.29	3.0	$2,675,000	2.29	3.2	$2,775,000	2.29	3.3	$2,795,000	2.49	3.3

	For the Six Months Ended
	March 31, 2016			March 31, 2015
		Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,775,000	2.29%	3.3	$2,795,000	2.45%	2.8
Maturities and prepayments:
FHLB advances	(200,000)	1.94		(500,000)	1.66
New borrowings:
FHLB advances	100,000	1.45	3.0	500,000	2.03	5.8
Ending balance	$2,675,000	2.29	3.0	$2,795,000	2.51	3.3

Maturities - The following table presents the maturity of FHLB advances, at par, and repurchase agreements, along with associated weighted average contractual and effective rates as of March 31, 2016.

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

The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail and public unit amounts, and term borrowings for the next four quarters as of March 31, 2016.

	Retail		Public Unit		Term
Maturity by	Certificate	Repricing	Deposit	Repricing	Borrowings	Repricing		Repricing
Quarter End	Amount	Rate	Amount	Rate	Amount	Rate	Total	Rate
	(Dollars in thousands)
June 30, 2016	$265,263	0.93%	$149,907	0.38%	$100,000	3.17%	$515,170	1.21%
September 30, 2016	191,678	0.93	82,253	0.48	100,000	0.83	373,931	0.80
December 31, 2016	219,393	1.00	51,500	0.54	100,000	0.78	370,893	0.88
March 31, 2017	146,777	0.94	23,838	0.70	—	—	170,615	0.91
	$823,111	0.95	$307,498	0.46	$300,000	1.59	$1,430,609	0.98

Stockholders' Equity. Stockholders' equity was $1.40 billion at March 31, 2016 compared to $1.42 billion at September 30, 2015. The $12.8 million decrease between periods was due primarily to the payment of $55.9 million in cash dividends, partially offset by net income of $42.2 million. The cash dividends paid during the current year six month period consisted of a $0.25 per share cash true-up dividend related to fiscal year 2015 earnings per the Company's dividend policy, and two regular quarterly cash dividends totaling $0.17 per share. On April 20, 2016, the Company declared a regular quarterly cash dividend of $0.085 per share, or approximately $11.3 million, payable on May 20, 2016 to stockholders of record as of the close of business on May 6, 2016.

In October 2015, the Company announced a stock repurchase plan for up to $70.0 million of common stock. It is anticipated that shares will be purchased from time to time based upon market conditions and available liquidity. There is no expiration for this repurchase plan. The Company did not repurchase any shares during the six month period ended March 31, 2016.

At March 31, 2016, Capitol Federal Financial, Inc., at the holding company level, had $80.1 million on deposit at the Bank. For fiscal year 2016, it is the intent of the Board of Directors and management to continue with the payout of 100% of the Company's earnings to its stockholders. Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company.

The following table presents regular quarterly dividends and special dividends paid in calendar years 2016, 2015, and 2014. The amounts represent cash dividends paid during each period. For the quarter ending June 30, 2016, the amount presented represents the dividend payable on May 20, 2016 to stockholders of record as of May 6, 2016.

	Calendar Year
	2016		2015		2014
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$11,305	$0.085	$11,592	$0.085	$10,513	$0.075
Quarter ended June 30	11,312	0.085	11,585	0.085	10,399	0.075
Quarter ended September 30			11,385	0.085	10,318	0.075
Quarter ended December 31			11,303	0.085	10,226	0.075
True-up dividends paid			33,248	0.250	35,450	0.260
True Blue dividends paid			33,924	0.250	34,663	0.250
Calendar year-to-date dividends paid	$22,617	$0.170	$113,037	$0.840	$111,569	$0.810

Operating Results
The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2016	2015	2015	2015	2015
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$60,732	$60,223	$59,761	$58,922	$58,198
MBS	7,702	7,831	8,260	8,849	9,537
FHLB stock	3,006	3,152	3,167	3,132	3,076
Cash and cash equivalents	2,707	1,620	1,303	1,357	1,393
Investment securities	1,485	1,533	1,920	1,914	1,673
Total interest and dividend income	75,632	74,359	74,411	74,174	73,877

Interest expense:
FHLB borrowings	16,394	16,074	16,539	17,072	17,198
Deposits	9,213	8,799	8,390	8,377	8,207
Repurchase agreements	1,487	1,504	1,542	1,712	1,693
Total interest expense	27,094	26,377	26,471	27,161	27,098

Net interest income	48,538	47,982	47,940	47,013	46,779

Provision for credit losses	—	—	—	323	275

Net interest income
(after provision for credit losses)	48,538	47,982	47,940	46,690	46,504

Non-interest income	6,626	5,566	5,461	5,145	5,277
Non-interest expense	23,426	23,590	25,262	23,106	22,859
Income tax expense	10,211	9,240	9,354	9,127	9,688
Net income	$21,527	$20,718	$18,785	$19,602	$19,234

Efficiency ratio	42.46%	44.05%	47.31%	44.30%	43.91%

Basic EPS	$0.16	$0.16	$0.14	$0.14	$0.14
Diluted EPS	0.16	0.16	0.14	0.14	0.14

Comparison of Operating Results for the Six Months Ended March 31, 2016 and 2015

For the six month period ended March 31, 2016, the Company recognized net income of $42.2 million, or $0.32 per share, compared to net income of $39.7 million, or $0.29 per share, for the six month period ended March 31, 2015. The $2.5 million, or 6.4%, increase in net income was due primarily to a $1.7 million increase in net interest income and a $1.7 million increase in non-interest income, partially offset by a $1.0 million increase in non-interest expense. The $1.7 million, or 1.8%, increase in net interest income from the prior year six month period was due primarily to a $3.5 million decrease in interest expense on term borrowings, partially offset by a $1.7 million increase in interest expense on deposits.

Net income attributable to the daily leverage strategy was $1.1 million during the current year six month period, compared to $1.5 million for the prior year six month period. The decrease in net income attributable to the daily leverage strategy was due to an increase in the average FHLB line of credit borrowings rate, which was larger than the increase in the average yield earned on the cash at the Federal Reserve Bank. The Company's efficiency ratio was 43.25% for the current year six month period compared to 43.66% for the prior year six month period.

The net interest margin increased three basis points, from 1.73% for the prior year six month period to 1.76% for the current year six month period. Excluding the effects of the daily leverage strategy, the net interest margin would have increased four basis points, from 2.08% for the prior year six month period, to 2.12% for the current year six month period. The increase in the net interest margin was due mainly to a decrease in interest expense on term borrowings.

Interest and Dividend Income
The weighted average yield on total interest-earning assets increased two basis points, from 2.72% for the prior year six month period to 2.74% for the current year six month period, while the average balance of interest-earning assets increased $10.9 million from the prior year six month period. Absent the impact of the daily leverage strategy, the weighted average yield on total interest-earning assets would have decreased one basis point, from 3.23% for the prior year six month period to 3.22% for the current year six month period, while the average balance would have increased $38.1 million. The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2016	2015	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$120,955	$116,817	$4,138	3.5%
MBS	15,533	19,538	(4,005)	(20.5)
FHLB stock	6,158	6,257	(99)	(1.6)
Cash and cash equivalents	4,327	2,817	1,510	53.6
Investment securities	3,018	3,348	(330)	(9.9)
Total interest and dividend income	$149,991	$148,777	$1,214	0.8

The increase in interest income on loans receivable was due to a $399.6 million increase in the average balance of the portfolio, partially offset by a 10 basis point decrease in the weighted average yield on the portfolio, to 3.62% for the current six month period. Loan growth was funded through cash flows from the securities portfolio along with deposit growth. The decrease in the weighted average yield was due primarily to endorsements and refinances repricing loans to lower market rates, along with the origination and purchase of loans between periods at rates less than the existing portfolio rate.

The decrease in interest income on the MBS portfolio was due primarily to a $316.4 million decrease in the average balance of the portfolio as cash flows not reinvested were used to fund loan growth. Additionally, the weighted average yield on the MBS portfolio decreased five basis points, from 2.28% during the prior year six month period to 2.23% for the current year six month period. Net premium amortization of $2.3 million during the current year six month period decreased the weighted average yield on the portfolio by 33 basis points. During the prior year six month period, $2.6 million of net premiums were amortized, which decreased the weighted average yield on the portfolio by 31 basis points. As of March 31, 2016, the remaining net balance of premiums on our portfolio of MBS was $15.8 million.

The increase in interest income on cash and cash equivalents was due primarily to a 13 basis point increase in the weighted average yield resulting from an increase in the yield earned on balances held at the Federal Reserve Bank.

The decrease in interest income on investment securities was due primarily to a $75.9 million decrease in the average balance, partially offset by a five basis point increase in the weighted average yield on the portfolio. Cash flows not reinvested in the portfolio were used to fund loan growth.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities decreased three basis points, from 1.13% for the prior year six month period to 1.10% for the current year six month period, while the average balance of interest-bearing liabilities increased $140.1 million from the prior year six month period. Absent the impact of the daily leverage strategy, the weighted average rate paid on total interest-bearing liabilities would have decreased nine basis points from the prior year six month period, to 1.28% for the current year six month period, due primarily to a decrease in the cost of term borrowings, while the average balance of interest-bearing liabilities would have increased $167.2 million due to deposit growth. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2016	2015	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB advances	$28,053	$31,582	$(3,529)	(11.2)%
FHLB line of credit	4,415	2,604	1,811	69.5
Deposits	18,012	16,352	1,660	10.2
Repurchase agreements	2,991	3,424	(433)	(12.6)
Total interest expense	$53,471	$53,962	$(491)	(0.9)

The decrease in interest expense on FHLB advances was due primarily to a 22 basis point decrease in the weighted average rate paid on the portfolio, to 2.24% for the current year six month period, resulting from the prepayment of a $175.0 million advance between periods with an effective rate of 5.08%, which was replaced with a $175.0 million advance with an effective rate of 2.18%. The increase in interest expense on FHLB line of credit borrowings was due primarily to an 18 basis point increase in the weighted average rate paid on the borrowings.

The increase in interest expense on deposits was primarily a result of deposit growth, along with a three basis point increase in the weighted average rate, to 0.73% for the current year six month period. The average balance of the deposit portfolio increased $253.2 million for the current year six month period, with the majority of the increase in the retail deposit portfolio, specifically the certificates of deposit and checking portfolios.

The decrease in interest expense on repurchase agreements was due to the maturity between periods of a $20.0 million repurchase agreement at a rate of 4.45%, which was not replaced.

Provision for Credit Losses
The Bank did not record a provision for credit losses during the current year six month period, compared to a provision for credit losses during the prior year six month period of $448 thousand. No provision for credit losses was recorded during the current year six month period due to the continued low level of net loan charge-offs and stabilization of delinquent loan balances. Net loan charge-offs were $250 thousand for the current year six month period and the ACL to net charge-offs (annualized) was 18.3 times at March 31, 2016. The improvement in collateral values has assisted in lowering our net charge-off amounts compared to prior years. At March 31, 2016, loans 90 or more days delinquent or in foreclosure were 0.25% of total loans, down slightly from 0.27% at March 31, 2015.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2016	2015	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$7,372	$7,254	$118	1.6%
Income from BOLI	2,162	568	1,594	280.6
Insurance commissions	1,576	1,522	54	3.5
Loan fees	678	731	(53)	(7.3)
Other non-interest income	404	459	(55)	(12.0)
Total non-interest income	$12,192	$10,534	$1,658	15.7

The increase in income from BOLI was due mainly to the purchase of a new BOLI investment between periods, as well as to the receipt of death benefits in the current year.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2016	2015	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$20,775	$20,889	$(114)	(0.5)%
Occupancy, net	5,288	4,880	408	8.4
Information technology and communications	5,167	5,153	14	0.3
Federal insurance premium	2,781	2,750	31	1.1
Deposit and loan transaction costs	2,670	2,630	40	1.5
Regulatory and outside services	2,630	2,502	128	5.1
Advertising and promotional	2,137	1,638	499	30.5
Low income housing partnerships	2,094	2,912	(818)	(28.1)
Office supplies and related expense	1,471	1,062	409	38.5
Other non-interest expense	2,003	1,585	418	26.4
Total non-interest expense	$47,016	$46,001	$1,015	2.2

The increase in occupancy, net expense was due mainly to non-capitalizable costs associated with the remodel of the Bank's Kansas City market area operations center. The increase in advertising and promotional expense was due primarily to the timing of media campaigns and sponsorships. The decrease in low income housing partnerships expense was due primarily to impairments in the prior year six month period. The increase in office supplies and related expense was due primarily to the purchase of cards enabled with chip card technology. The increase in other non-interest expense was due largely to higher deposit account charge-offs related to debit card fraud in the current year, along with an increase in expenses related to OREO operations due to a recent increase in properties with deferred maintenance and damage issues.

Management anticipates that salaries and employee benefits will increase $500 thousand from fiscal year 2015, a decrease from our original estimate of a $1.4 million increase, due mainly to lower than anticipated employee benefit expenses. Additionally, management anticipates information technology and communications expense will increase $700 thousand from fiscal year 2015, a decrease from our original estimate of a $1.5 million increase.

Income Tax Expense
Income tax expense was $19.5 million for the current year six month period compared to $19.2 million for the prior year six month period, due to an increase in pre-tax income. The effective tax rate for the current year six month period was 31.5% compared to 32.6% for the prior year six month period. The decrease in the effective tax rate was due primarily to an increase in nontaxable income related to BOLI and higher low income housing tax credits in the current fiscal year. Management anticipates the effective tax rate for fiscal year 2016 will be approximately 32%, based on fiscal year 2016 estimates as of March 31, 2016.

Average Balance Sheet
The following table presents the average balances of our assets, liabilities, and stockholders' equity, and the related annualized weighted average yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated and the weighted average yield/rate on our interest-earning assets and interest-bearing liabilities at March 31, 2016. As previously discussed, the daily leverage strategy was not in place at March 31, 2016, so the end of period yields/rates presented at March 31, 2016 in the table below do not reflect the effects of this strategy. Weighted average yields are derived by dividing annualized income by the average balance of the related assets, and weighted average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived from average daily balances. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yields/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	At	For the Six Months Ended
	March 31,	March 31, 2016			March 31, 2015
	2016	Average	Interest		Average	Interest
	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Rate	Amount	Paid	Rate	Amount	Paid	Rate
Assets:		(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	3.63%	$6,684,173	$120,955	3.62%	$6,284,572	$116,817	3.72%
MBS(2)	2.25	1,393,913	15,533	2.23	1,710,345	19,538	2.28
Investment securities(2)(3)	1.19	495,824	3,018	1.22	571,717	3,348	1.17
FHLB stock	5.98	205,714	6,158	5.99	209,679	6,257	5.98
Cash and cash equivalents	0.49	2,171,491	4,327	0.39	2,163,918	2,817	0.26
Total interest-earning assets(1)(2)	3.24	10,951,115	149,991	2.74	10,940,231	148,777	2.72
Other noninterest-earning assets		291,151			231,904
Total assets		$11,242,266			$11,172,135

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	0.04	$771,428	144	0.04	$710,009	134	0.04
Savings	0.17	318,444	308	0.19	301,322	220	0.15
Money market	0.23	1,164,912	1,368	0.23	1,147,287	1,334	0.23
Retail certificates	1.38	2,334,281	15,341	1.31	2,235,850	13,682	1.23
Wholesale certificates	0.56	376,133	851	0.45	317,531	982	0.62
Total deposits	0.77	4,965,198	18,012	0.73	4,711,999	16,352	0.70
FHLB advances(4)	2.23	2,504,999	28,053	2.24	2,570,980	31,582	2.46
FHLB line of credit	—	2,042,623	4,415	0.43	2,069,780	2,604	0.25
FHLB borrowings	2.23	4,547,622	32,468	1.43	4,640,760	34,186	1.47
Repurchase agreements	2.94	200,000	2,991	2.94	220,000	3,424	3.08
Total borrowings	2.29	4,747,622	35,459	1.49	4,860,760	37,610	1.55
Total interest-bearing liabilities	1.29	9,712,820	53,471	1.10	9,572,759	53,962	1.13
Other noninterest-bearing liabilities		121,560			116,659
Stockholders' equity		1,407,886			1,482,717
Total liabilities and stockholders' equity		$11,242,266			$11,172,135

					(Continued)

	At	For the Six Months Ended
	March 31,	March 31, 2016			March 31, 2015
	2016	Average	Interest		Average	Interest
	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Rate	Balance	Paid	Rate	Balance	Paid	Rate
		(Dollars in thousands)

Net interest income(5)			$96,520			$94,815
Net interest rate spread(6)(11)	1.95%			1.64%			1.59%
Net interest-earning assets		$1,238,295			$1,367,472
Net interest margin(7)(11)				1.76			1.73
Ratio of interest-earning assets
to interest-bearing liabilities				1.13x			1.14x

Selected performance ratios:
Return on average assets (annualized)(11)				0.75%			0.71%
Return on average equity (annualized)(11)				6.00			5.36
Average equity to average assets				12.52			13.27
Operating expense ratio(8)				0.84			0.82
Efficiency ratio(9)				43.25			43.66
Pre-tax yield on daily leverage strategy(10)				0.16			0.21

					(Concluded)

(1)
Calculated net of unearned loan fees, deferred costs, and undisbursed loan funds. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)	The average balance of investment securities includes an average balance of nontaxable securities of $38.0 million and $36.0 million for the six month period March 31, 2016 and 2015, respectively.

(4)	The balance and rate of FHLB advances are stated net of deferred gains and deferred prepayment penalties.

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

(11)
The table below presents a reconciliation of actual financial ratios to adjusted financial ratios excluding the effects of the daily leverage strategy. The adjusted financial ratios are not presented in accordance with GAAP. Management believes it is important for comparability purposes to provide these adjusted financial ratios because of the unique nature of the daily leverage strategy.

	For the Six Months Ended
	March 31, 2016			March 31, 2015
		Daily Leverage			Daily Leverage
	Actual	Strategy	Adjusted	Actual	Strategy	Adjusted
Return on average assets (annualized)	0.75%	(0.14)%	0.89%	0.71%	(0.13)%	0.84%
Return on average equity (annualized)	6.00	0.16	5.84	5.36	0.20	5.16
Net interest margin	1.76	(0.36)	2.12	1.73	(0.35)	2.08
Average net interest rate spread	1.64	(0.30)	1.94	1.59	(0.27)	1.86

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the six month period March 31, 2016 to the six month period March 31, 2015. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Six Months Ended
	March 31, 2016 vs. March 31, 2015
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$7,219	$(3,081)	$4,138
MBS	(3,537)	(468)	(4,005)
Investment securities	(458)	128	(330)
FHLB stock	(88)	(11)	(99)
Cash and cash equivalents	10	1,500	1,510
Total interest-earning assets	3,146	(1,932)	1,214

Interest-bearing liabilities:
Checking	12	(2)	10
Savings	13	74	87
Money market	26	9	35
Certificates of deposit	978	550	1,528
FHLB borrowings	(752)	(966)	(1,718)
Repurchase agreements	(291)	(142)	(433)
Total interest-bearing liabilities	(14)	(477)	(491)

Net change in net interest and dividend income	$3,160	$(1,455)	$1,705

Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015

For the quarter ended March 31, 2016, the Company recognized net income of $21.5 million, or $0.16 per share, compared to net income of $19.2 million, or $0.14 per share, for the quarter ended March 31, 2015. The $2.3 million, or 11.9%, increase in net income was due primarily to a $1.8 million increase in net interest income and a $1.3 million increase in non-interest income due mainly to income from BOLI. The $1.8 million, or 3.8%, increase in net interest income was due primarily to a $2.4 million decrease in interest expense on term borrowings.

Net income attributable to the daily leverage strategy was $561 thousand during the current quarter, compared to $682 thousand for the prior year quarter. The decrease in the net income attributable to the daily leverage strategy was due to an increase in the FHLB line of credit borrowings rate, which was larger than the increase in the average yield earned on the cash at the Federal Reserve Bank.

The net interest margin increased seven basis points, from 1.71% for the prior year quarter to 1.78% for the current year quarter. Excluding the effects of the daily leverage strategy, the net interest margin would have increased nine basis points, from 2.04% for the prior year quarter to 2.13% for the current year quarter. The increase in the net interest margin was due mainly to a decrease in interest expense on term borrowings.

Interest and Dividend Income
The weighted average yield on total interest-earning assets increased seven basis points, from 2.70% for the prior year quarter to 2.77% for the current quarter, while the average balance of interest-earning assets decreased $34.9 million from the prior year quarter. Absent the impact of the daily leverage strategy, the weighted average yield on total interest-earning assets would have increased one basis point, from 3.21% for the prior year quarter to 3.22% for the current year quarter, while the average balance would have increased $19.7 million. The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2016	2015	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$60,732	$58,198	$2,534	4.4%
MBS	7,702	9,537	(1,835)	(19.2)
FHLB stock	3,006	3,076	(70)	(2.3)
Cash and cash equivalents	2,707	1,393	1,314	94.3
Investment securities	1,485	1,673	(188)	(11.2)
Total interest and dividend income	$75,632	$73,877	$1,755	2.4

The increase in interest income on loans receivable was due to a $403.9 million increase in the average balance of the portfolio, partially offset by a seven basis point decrease in the weighted average yield on the portfolio, to 3.62% for the current quarter. Loan growth was funded through cash flows from the securities portfolio along with deposit growth. The decrease in the weighted average yield was due primarily to endorsements and refinances repricing loans to lower market rates, along with the origination and purchase of loans between periods at rates less than the existing portfolio rate.

The decrease in interest income on the MBS portfolio was due primarily to a $300.1 million decrease in the average balance of the portfolio as cash flows not reinvested were used to fund loan growth. Additionally, the weighted average yield on the MBS portfolio decreased four basis points, from 2.28% during the prior year quarter to 2.24% for the current year quarter. Net premium amortization of $1.1 million during the current year quarter decreased the weighted average yield on the portfolio by 32 basis points. During the prior year quarter, $1.3 million of net premiums were amortized, which decreased the weighted average yield on the portfolio by 30 basis points.

The increase in interest income on cash and cash equivalents was due primarily to a 25 basis point increase in the weighted average yield resulting from an increase in yield earned on balances held at the Federal Reserve Bank.

The decrease in interest income on investment securities was due primarily to a $71.9 million decrease in the average balance. Cash flows not reinvested into the portfolio were used to fund loan growth.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities decreased two basis points, from 1.14% for the prior year quarter to 1.12% for the current year quarter, while the average balance of interest-bearing liabilities increased $96.1 million from the prior year quarter. Absent the impact of the daily leverage strategy, the weighted average rate paid on total interest-bearing liabilities would have decreased 12 basis points from the prior year quarter, to 1.27%, due primarily to a decrease in the cost of term borrowings, while the average balance of interest-bearing liabilities would have increased $150.7 million due to deposit growth. The following table presents the components of interest expense for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2016	2015	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB advances	$13,729	$15,900	$(2,171)	(13.7)%
FHLB line of credit	2,665	1,298	1,367	105.3
Deposits	9,213	8,207	1,006	12.3
Repurchase agreements	1,487	1,693	(206)	(12.2)
Total interest expense	$27,094	$27,098	$(4)	—

The decrease in interest expense on FHLB advances was due primarily to a 28 basis point decrease in the weighted average rate paid on the portfolio, to 2.23% for the current year quarter, resulting from the prepayment of a $175.0 million advance between periods, with an effective rate of 5.08%, which was replaced with a $175.0 million advance with an effective rate of 2.18%. The increase in interest expense on FHLB line of credit borrowings was due primarily to a 28 basis point increase in the weighted average rate paid on the borrowings.

The increase in interest expense on deposits was primarily a result of deposit growth, along with a four basis point increase in the weighted average rate, to 0.74% for the current quarter. The average balance of the deposit portfolio increased $270.6 million compared to the prior year quarter, with the majority of the increase in the higher costing certificate of deposit portfolio.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2016	2015	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$3,558	$3,471	$87	2.5%
Income from BOLI	1,459	252	1,207	479.0
Insurance commissions	1,060	973	87	8.9
Loan fees	336	357	(21)	(5.9)
Other non-interest income	213	224	(11)	(4.9)
Total non-interest income	$6,626	$5,277	$1,349	25.6

The increase in income from BOLI was due mainly to the receipt of a death benefit during the current quarter, as well as to the purchase of a new BOLI investment between periods.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2016	2015	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$10,288	$10,412	$(124)	(1.2)%
Occupancy, net	2,616	2,461	155	6.3
Information technology and communications	2,609	2,585	24	0.9
Federal insurance premium	1,399	1,468	(69)	(4.7)
Deposit and loan transaction costs	1,396	1,256	140	11.1
Regulatory and outside services	1,144	1,206	(62)	(5.1)
Advertising and promotional	983	749	234	31.2
Low income housing partnerships	1,321	1,366	(45)	(3.3)
Office supplies and related expense	584	588	(4)	(0.7)
Other non-interest expense	1,086	768	318	41.4
Total non-interest expense	$23,426	$22,859	$567	2.5

The increase in advertising and promotional expense was due primarily to the timing of media campaigns and sponsorships. The increase in other non-interest expense was due mainly to an increase in expenses related to OREO operations due to a recent increase in properties with deferred maintenance and damage issues, as well as to an increase in deposit account charge-offs related to debit card fraud.

The Company's efficiency ratio was 42.46% for the current quarter compared to 43.91% for the prior year quarter. The change in the efficiency ratio was due primarily to an increase in net interest income, as well as to an increase in non-interest income.

Income Tax Expense
Income tax expense was $10.2 million for the current quarter compared to $9.7 million for the prior year quarter, due to an increase in pre-tax income. The effective tax rate for the current quarter was 32.2% compared to 33.5% for the prior year quarter. The decrease in the effective tax rate was due primarily to an increase in nontaxable income related to BOLI and higher low income housing tax credits in the current quarter.

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

	For the Three Months Ended
	March 31, 2016			March 31, 2015
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$6,717,174	$60,732	3.62%	$6,313,311	$58,198	3.69%
MBS(2)	1,374,917	7,702	2.24	1,674,986	9,537	2.28
Investment securities(2)(3)	488,493	1,485	1.22	560,434	1,673	1.19
FHLB stock	202,006	3,006	5.98	208,770	3,076	5.98
Cash and cash equivalents	2,142,320	2,707	0.50	2,202,290	1,393	0.25
Total interest-earning assets(1)(2)	10,924,910	75,632	2.77	10,959,791	73,877	2.70
Other noninterest-earning assets	295,430			233,237
Total assets	$11,220,340			$11,193,028

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$785,149	72	0.04	$724,637	67	0.04
Savings	323,572	168	0.21	305,182	115	0.15
Money market	1,170,684	683	0.23	1,153,612	664	0.23
Retail certificates	2,357,389	7,805	1.33	2,246,166	6,862	1.24
Wholesale certificates	392,286	485	0.50	328,910	499	0.61
Total deposits	5,029,080	9,213	0.74	4,758,507	8,207	0.70
FHLB advances(4)	2,471,404	13,729	2.23	2,571,309	15,900	2.51
FHLB line of credit	2,007,692	2,665	0.53	2,062,222	1,298	0.25
FHLB borrowings	4,479,096	16,394	1.47	4,633,531	17,198	1.50
Repurchase agreements	200,000	1,487	2.94	220,000	1,693	3.08
Total borrowings	4,679,096	17,881	1.53	4,853,531	18,891	1.58
Total interest-bearing liabilities	9,708,176	27,094	1.12	9,612,038	27,098	1.14
Other noninterest-bearing liabilities	110,635			105,621
Stockholders' equity	1,401,529			1,475,369
Total liabilities and stockholders' equity	$11,220,340			$11,193,028
					(Continued)

	For the Three Months Ended
	March 31, 2016			March 31, 2015
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
	(Dollars in thousands)

Net interest income(5)		$48,538			$46,779
Net interest rate spread(6)(11)			1.65%			1.56%
Net interest-earning assets	$1,216,734			$1,347,753
Net interest margin(7)(11)			1.78			1.71
Ratio of interest-earning assets
to interest-bearing liabilities			1.13x			1.14x

Selected performance ratios:
Return on average assets (annualized)(11)			0.77%			0.69%
Return on average equity (annualized)(11)			6.14			5.21
Average equity to average assets			12.49			13.18
Operating expense ratio(8)			0.84			0.82
Efficiency ratio(9)			42.46			43.91
Pre-tax yield on daily leverage strategy(10)			0.16			0.20

					(Concluded)

(1)
Calculated net of unearned loan fees, deferred costs, and undisbursed loan funds. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)
The average balance of investment securities includes an average balance of nontaxable securities of $37.9 million and $35.1 million for the quarters ended March 31, 2016 and March 31, 2015, respectively.

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

(11)
The table below presents a reconciliation of actual financial ratios to adjusted financial ratios excluding the effects of the daily leverage strategy. The adjusted financial ratios are not presented in accordance with GAAP. Management believes it is important for comparability purposes to provide these adjusted financial ratios because of the unique nature of the daily leverage strategy.

	For the Three Months Ended
	March 31, 2016			March 31, 2015
		Daily Leverage			Daily Leverage
	Actual	Strategy	Adjusted	Actual	Strategy	Adjusted
Return on average assets (annualized)	0.77%	(0.14)%	0.91%	0.69%	(0.12)%	0.81%
Return on average equity (annualized)	6.14	0.16	5.98	5.21	0.18	5.03
Net interest margin	1.78	(0.35)	2.13	1.71	(0.33)	2.04
Average net interest rate spread	1.65	(0.30)	1.95	1.56	(0.26)	1.82

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended March 31, 2016 to the three months ended March 31, 2015. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended March 31,
	2016 vs. 2015
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$3,641	$(1,108)	$2,533
MBS	(1,683)	(152)	(1,835)
Investment securities	(218)	31	(187)
FHLB stock	(67)	(3)	(70)
Cash and cash equivalents	(39)	1,353	1,314
Total interest-earning assets	1,634	121	1,755

Interest-bearing liabilities:
Checking	6	(1)	5
Savings	7	45	52
Money market	16	4	20
Certificates of deposit	568	361	929
FHLB borrowings	(567)	(237)	(804)
Repurchase agreements	(138)	(68)	(206)
Total interest-bearing liabilities	(108)	104	(4)

Net change in net interest and dividend income	$1,742	$17	$1,759

Comparison of Operating Results for the Three Months Ended March 31, 2016 and December 31, 2015

Net income increased $809 thousand, or 3.9%, from the quarter ended December 31, 2015 to $21.5 million, or $0.16 per share, for the quarter ended March 31, 2016, due primarily to an increase in non-interest income. Net income attributable to the daily leverage strategy was $561 thousand during the current quarter compared to $583 thousand in the prior quarter.

Net interest income increased $556 thousand, or 1.2%, from the prior quarter to $48.5 million for the current quarter. The increase was due primarily to a decrease in interest expense on FHLB advances. The net interest margin increased three basis points from 1.75% for the prior quarter to 1.78% for the current quarter. Excluding the effects of the daily leverage strategy, the net interest margin would have been 2.13% for the current quarter compared to 2.11% for the prior quarter. The two basis point increase was due mainly to a decrease in interest expense on FHLB advances.

Interest and Dividend Income
The weighted average yield on total interest-earning assets for the current quarter increased six basis points from the prior quarter, to 2.77%, while the average balance of interest-earning assets decreased $52.1 million between the two periods. Absent the impact of the daily leverage strategy, the weighted average yield on total interest-earning assets would have increased one basis point from the prior quarter, to 3.22%, while the average balance would have increased $17.4 million. The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2016	2015	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$60,732	$60,223	$509	0.8%
MBS	7,702	7,831	(129)	(1.6)
FHLB stock	3,006	3,152	(146)	(4.6)
Cash and cash equivalents	2,707	1,620	1,087	67.1
Investment securities	1,485	1,533	(48)	(3.1)
Total interest and dividend income	$75,632	$74,359	$1,273	1.7

The increase in interest income on loans receivable was due to a $65.6 million increase in the average balance of the portfolio. The loan growth was largely funded with deposit growth during the current quarter. The weighted average yield on the portfolio was 3.62% for the current quarter, unchanged from the prior quarter.

The decrease in interest income on MBS was due to a $37.8 million decrease in the average balance of the portfolio, partially offset by a two basis point increase in the weighted average yield on the portfolio. During the current quarter, $1.1 million of net premiums on MBS were amortized, which decreased the weighted average yield on the portfolio by 32 basis points. During the prior quarter, $1.2 million of net premiums were amortized, which decreased the weighted average yield on the portfolio by 33 basis points.

The increase in interest income on cash and cash equivalents was due primarily to a 21 basis point increase in the weighted average yield resulting from a full quarter impact, in the current quarter, of the increase in yield earned on balances held at the Federal Reserve Bank.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities increased four basis point from the prior quarter, to 1.12%, while the average balance of interest-bearing liabilities decreased $9.2 million between the two periods. Absent the impact of the daily leverage strategy, the weighted average rate paid on total interest-bearing liabilities would have decreased one basis point from the prior quarter, to 1.27%, and the average balance would have increased $60.2 million. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2016	2015	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB advances	$13,729	$14,325	$(596)	(4.2)%
FHLB line of credit	2,665	1,749	916	52.4
Deposits	9,213	8,799	414	4.7
Repurchase agreements	1,487	1,504	(17)	(1.1)
Total interest expense	$27,094	$26,377	$717	2.7

The decrease in interest expense on FHLB advances was due primarily to a $66.8 million decrease in the average balance of the portfolio. Late in the prior quarter, a $200.0 million advance with an effective rate of 1.94% matured and was partially replaced with a $100.0 million advance with a contractual rate of 1.45%. The increase in interest expense on FHLB line of credit borrowings was due largely to a 20 basis point increase in the average rate paid on the borrowings, to 0.53% for the current quarter.

The increase in interest expense on deposits was due primarily to a three basis point increase in the average rate paid on the deposit portfolio, to 0.74% for the current quarter, as well as to deposit growth. The average balance of the deposit portfolio increased by $127.1 million, which was largely in the certificates of deposit and checking portfolios.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2016	2015	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$3,558	$3,814	$(256)	(6.7)%
Income from BOLI	1,459	703	756	107.5
Insurance commissions	1,060	516	544	105.4
Loan fees	336	342	(6)	(1.8)
Other non-interest income	213	191	22	11.5
Total non-interest income	$6,626	$5,566	$1,060	19.0

The decrease in retail fees and charges was due primarily to a decrease in service fees earned and debit card income, due in part to seasonality. The increase in income from BOLI was due primarily to the receipt of death benefits during the current quarter. The increase in insurance commissions was due largely to the receipt of annual contingent commissions from certain insurance providers during the current quarter.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2016	2015	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$10,288	$10,487	$(199)	(1.9)%
Occupancy, net	2,616	2,672	(56)	(2.1)
Information technology and communications	2,609	2,558	51	2.0
Federal insurance premium	1,399	1,382	17	1.2
Deposit and loan transaction costs	1,396	1,274	122	9.6
Regulatory and outside services	1,144	1,486	(342)	(23.0)
Advertising and promotional	983	1,154	(171)	(14.8)
Low income housing partnerships	1,321	773	548	70.9
Office supplies and related expense	584	887	(303)	(34.2)
Other non-interest expense	1,086	917	169	18.4
Total non-interest expense	$23,426	$23,590	$(164)	(0.7)

The decrease in regulatory and outside services was due primarily to a decrease in external audit fees. The decrease in advertising and promotional expense was due primarily to the timing of media campaigns and sponsorships. The decrease in office supplies and related expense was due primarily to the purchase of cards enabled with chip card technology during the prior quarter. The increase in low income housing partnerships expense was due primarily to an increase in amortization expense.

The Company's efficiency ratio was 42.46% for the current quarter compared to 44.05% for the prior quarter. The change in the efficiency ratio was due primarily to an increase in non-interest income, as well as to an increase in net interest income. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A lower value indicates that the financial institution is generating revenue with a lower level of expense.

Income Tax Expense
Income tax expense was $10.2 million for the current quarter compared to $9.2 million for the prior quarter. The increase between periods was due primarily to an increase in pre-tax income as well as to an increase in the effective income tax rate from 30.8% for the prior quarter to 32.2% for the current quarter. The increase in the effective income tax rate between quarters was due primarily to the prior quarter including favorable discrete items related to state income tax liabilities.

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

	For the Three Months Ended
	March 31, 2016			December 31, 2015
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$6,717,174	$60,732	3.62%	$6,651,531	$60,223	3.62%
MBS(2)	1,374,917	7,702	2.24	1,412,702	7,831	2.22
Investment securities(2)(3)	488,493	1,485	1.22	503,075	1,533	1.22
FHLB stock	202,006	3,006	5.98	209,382	3,152	5.97
Cash and cash equivalents	2,142,320	2,707	0.50	2,200,345	1,620	0.29
Total interest-earning assets(1)(2)	10,924,910	75,632	2.77	10,977,035	74,359	2.71
Other noninterest-earning assets	295,430			286,920
Total assets	$11,220,340			$11,263,955

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$785,149	72	0.04	$757,857	72	0.04
Savings	323,572	168	0.21	313,372	140	0.18
Money market	1,170,684	683	0.23	1,159,201	685	0.23
Retail certificates	2,357,389	7,805	1.33	2,311,424	7,536	1.29
Wholesale certificates	392,286	485	0.50	360,156	366	0.40
Total deposits	5,029,080	9,213	0.74	4,902,010	8,799	0.71
FHLB advances(4)	2,471,404	13,729	2.23	2,538,230	14,325	2.24
FHLB line of credit	2,007,692	2,665	0.53	2,077,174	1,749	0.33
FHLB borrowings	4,479,096	16,394	1.47	4,615,404	16,074	1.38
Repurchase agreements	200,000	1,487	2.94	200,000	1,504	2.94
Total borrowings	4,679,096	17,881	1.53	4,815,404	17,578	1.44
Total interest-bearing liabilities	9,708,176	27,094	1.12	9,717,414	26,377	1.08
Other noninterest-bearing liabilities	110,635			132,368
Stockholders' equity	1,401,529			1,414,173
Total liabilities and stockholders' equity	$11,220,340			$11,263,955
					(Continued)

	For the Three Months Ended
	March 31, 2016			December 31, 2015
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
	(Dollars in thousands)

Net interest income(5)		$48,538			$47,982
Net interest rate spread(6)(11)			1.65%			1.63%
Net interest-earning assets	$1,216,734			$1,259,621
Net interest margin(7)(11)			1.78			1.75
Ratio of interest-earning assets
to interest-bearing liabilities			1.13x			1.13x

Selected performance ratios:
Return on average assets (annualized)(11)			0.77%			0.74%
Return on average equity (annualized)(11)			6.14			5.86
Average equity to average assets			12.49			12.55
Operating expense ratio(8)			0.84			0.84
Efficiency ratio(9)			42.46			44.05
Pre-tax yield on daily leverage strategy(10)			0.16			0.16

					(Concluded)

(1)
Calculated net of unearned loan fees, deferred costs, and undisbursed loan funds. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)
The average balance of investment securities includes an average balance of nontaxable securities of $37.9 million and $38.2 million for the quarters ended March 31, 2016 and December 31, 2015, respectively.

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

(11)
The table below presents a reconciliation of actual financial ratios to adjusted financial ratios excluding the effects of the daily leverage strategy. The adjusted financial ratios are not presented in accordance with GAAP. Management believes it is important for comparability purposes to provide these adjusted financial ratios because of the unique nature of the daily leverage strategy.

	For the Three Months Ended
	March 31, 2016			December 31, 2015
		Daily Leverage			Daily Leverage
	Actual	Strategy	Adjusted	Actual	Strategy	Adjusted
Return on average assets (annualized)	0.77%	(0.14)%	0.91%	0.74%	(0.14)%	0.88%
Return on average equity (annualized)	6.14	0.16	5.98	5.86	0.16	5.70
Net interest margin	1.78	(0.35)	2.13	1.75	(0.36)	2.11
Average net interest rate spread	1.65	(0.30)	1.95	1.63	(0.30)	1.93

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended March 31, 2016 to the three months ended December 31, 2015. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous quarter's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous quarter. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended
	March 31, 2016 vs. December 31, 2015
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$567	$(59)	$508
MBS	(211)	82	(129)
Investment securities	(45)	(2)	(47)
FHLB stock	(143)	(3)	(146)
Cash and cash equivalents	(44)	1,131	1,087
Total interest-earning assets	124	1,149	1,273

Interest-bearing liabilities:
Checking	2	(1)	1
Savings	4	24	28
Money market	—	(1)	(1)
Certificates of deposit	190	196	386
FHLB borrowings	(551)	871	320
Repurchase agreements	(8)	(9)	(17)
Total interest-bearing liabilities	(363)	1,080	717

Net change in net interest and dividend income	$487	$69	$556

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

In the event short-term liquidity needs exceed available cash, the Bank has access to a line of credit at FHLB and the Federal Reserve Bank discount window. When the daily leverage strategy is in place, the Bank maintains the resulting excess cash reserves from the borrowings on the FHLB line of credit at the Federal Reserve Bank, which can be used to meet any short-term liquidity needs. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of regulatory total assets without the pre-approval of FHLB senior management. In July 2015, the president of FHLB approved an increase for one year in the Bank's borrowing limit to 55% of Bank Call Report total assets. The amount that can be borrowed from the Federal Reserve Bank discount window is based upon the fair value of securities pledged as collateral and certain other characteristics of those securities, and is used only when other sources of short-term liquidity are unavailable. Management tests the Bank's access to the Federal Reserve Bank discount window annually with a nominal, overnight borrowing.

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

The Bank's internal policy limits total borrowings to 55% of total assets. At March 31, 2016, the Bank had term borrowings, at par, of $2.68 billion or approximately 29% of total assets.

The amount of FHLB advances outstanding at March 31, 2016 was $2.48 billion, of which $300.0 million was scheduled to mature in the next 12 months. All FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB along with certain securities. The Bank pledged securities with an estimated fair value of $191.6 million as collateral for FHLB borrowings at March 31, 2016. At March 31, 2016, the Bank's ratio of the par value of FHLB borrowings to Call Report total assets was 27%. When the full daily leverage strategy is in place, FHLB borrowings are in excess of 40% of the Bank's Call Report total assets, and are expected to be in excess of 40% as long as the Bank continues its daily leverage strategy and FHLB senior management continues to approve the Bank's borrowing limit being in excess of 40% of Call Report total assets. All or a portion of the borrowings against the FHLB line of credit in conjunction with the daily leverage strategy could be repaid at any point in time while the strategy is in effect, if necessary. Additionally, the Bank could utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At March 31, 2016, the Bank had $992.7 million of securities that were eligible but unused as collateral for borrowing or other liquidity needs.

At March 31, 2016, the Bank had repurchase agreements of $200.0 million, or approximately 2% of total assets, none of which was scheduled to mature in the next 12 months. The Bank may enter into additional repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to a total borrowings limit of 55% discussed above. The Bank has pledged securities with an estimated fair value of $226.0 million as collateral for repurchase agreements as of March 31, 2016. The securities pledged for the repurchase agreements will be delivered back to the Bank when the repurchase agreements mature.

The Bank has access to and utilizes other sources of funds for liquidity purposes, such as brokered and public unit deposits. As of March 31, 2016, the Bank's policy allowed for combined brokered and public unit deposits up to 15% of total deposits. At March 31, 2016, the Bank had public unit deposits totaling $386.3 million, or approximately 8% of total deposits, and no brokered deposits. Management continuously monitors the wholesale deposit market for opportunities to obtain funds at attractive rates. The Bank had pledged securities with an estimated fair value of $426.1 million as collateral for public unit deposits at March 31, 2016. The securities pledged as collateral for public unit deposits are held under joint custody by FHLB and generally will be released upon deposit maturity.

At March 31, 2016, $1.13 billion of the Bank's $2.81 billion of certificates of deposit was scheduled to mature within one year. Included in the $1.13 billion was $307.5 million of public unit deposits. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products at the prevailing rate, although no assurance can be given in this regard.  We also anticipate the majority of the $307.5 million of maturing public unit deposits will be replaced with similar wholesale funding products.

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

At March 31, 2016, cash and cash equivalents totaled $203.8 million, compared to $105.6 million at September 30, 2015, excluding cash related to the daily leverage strategy. The increase in operating cash between periods was due primarily to the Bank maintaining cash for seasonal operational needs, as well as the redemption of FHLB stock in conjunction with the removal of the daily leverage strategy at March 31, 2016. A majority of the cash received from the redemption of the FHLB stock was used to acquire FHLB stock when the full daily leverage strategy was reinstated on April 1, 2016.

As of March 31, 2016, the Bank had $2.3 million of agreements outstanding in connection with the remodeling of the Bank's Kansas City market area operations center.  The project scope includes replacement of all mechanical and electrical systems, interior finishes, and exterior building components.  The completed project will result in a more energy efficient building which is expected to lower our utility and maintenance expenses.  There may be additional agreements and expenses related to the project through late fiscal year 2016, which is when the project is expected to be completed.  Costs related to the project will be capitalized and depreciated according to the estimated useful life of the assets as they are placed in service.

The following table presents the contractual maturities of our loan, MBS, and investment securities portfolios at March 31, 2016, along with associated weighted average yields. Loans and securities which have adjustable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses. As of March 31, 2016, the amortized cost of investment securities in our portfolio which are callable or have pre-refunding dates within one year was $301.7 million.

	Loans(1)		MBS		Investment Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Amounts due:
Within one year	$93,613	3.69%	$27	4.49%	$30,712	1.53%	$124,352	3.16%

After one year:
Over one to two years	166,948	3.88	1,044	4.53	157,290	1.06	325,282	2.52
Over two to three years	20,405	4.66	16,343	4.21	203,030	1.16	239,778	1.67
Over three to five years	43,755	4.51	80,553	3.28	111,528	1.29	235,836	2.57
Over five to ten years	469,820	3.94	483,578	2.21	7,141	1.69	960,539	3.05
Over ten to fifteen years	1,419,746	3.28	383,993	1.88	—	—	1,803,739	2.98
After fifteen years	4,732,094	3.67	471,236	2.35	1,790	1.89	5,205,120	3.55
Total due after one year	6,852,768	3.62	1,436,747	2.25	480,779	1.17	8,770,294	3.26

	$6,946,381	3.63	$1,436,774	2.25	$511,491	1.19	$8,894,646	3.26

(1)
Demand loans, loans having no stated maturity, and overdraft loans are included in the amounts due within one year. Construction loans are presented based on the term to complete construction. The maturity date for home equity loans assumes the customer always makes the required minimum payment.

Limitations on Dividends and Other Capital Distributions

Office of the Comptroller of the Currency ("OCC") regulations impose restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Under FRB and OCC safe harbor regulations, savings institutions generally may make capital distributions during any calendar year equal to earnings of the previous two calendar years and current year-to-date earnings. Beginning March 31, 2016, savings institutions must also maintain an applicable capital conservation buffer above minimum risk-based capital requirements in order to distribute dividends. A savings institution that is a subsidiary of a savings and loan holding company, such as the Company, that proposes to make a capital distribution must submit written notice to the OCC and FRB 30 days prior to such distribution. The OCC and FRB may object to the distribution during that 30-day period based on safety and soundness or other concerns. Savings institutions that desire to make a larger capital distribution, are under special restrictions, or are not, or would not be, sufficiently capitalized following a proposed capital distribution must obtain regulatory non-objection prior to making such a distribution.

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company.  So long as the Bank remains "well-capitalized" after each capital distribution, operates in a safe and sound manner, and maintains an applicable capital conservation buffer above its minimum risk-based capital requirements, it is management's belief that the OCC and FRB will continue to allow the Bank to distribute its earnings to the Company, although no assurance can be given in this regard.

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

The maximum balance of short-term FHLB borrowings outstanding at any month-end during the six months ended March 31, 2016 was $2.60 billion, and the average balance of short-term FHLB borrowings outstanding during this period was $2.39 billion at a weighted average contractual rate of 0.58%. The majority of the short-term FHLB borrowings amount related to borrowings on the FHLB line of credit in conjunction with the daily leverage strategy. This compares to a balance of short-term FHLB borrowings outstanding at March 31, 2016 of $300.0 million at a weighted average contractual rate of 1.55%.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company's consolidated financial statements for the quarter ended March 31, 2016, or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well-capitalized" status for the Bank and Company in accordance with regulatory standards. As of March 31, 2016, the Company and Bank exceeded all regulatory capital requirements. The following table presents the regulatory capital ratios of the Bank and the Company at March 31, 2016.

				Regulatory
			Minimum	Requirement For
	Bank	Company	Regulatory	"Well-Capitalized"
	Ratios	Ratios	Requirement	Status of Bank
Tier 1 leverage ratio	11.3%	12.4%	4.0%	5.0%
Common equity tier 1 capital ratio	29.8	32.8	4.5	6.5
Tier 1 capital ratio	29.8	32.8	6.0	8.0
Total capital ratio	30.0	33.0	8.0	10.0

The following table presents a reconciliation of equity under GAAP to regulatory capital amounts, as of March 31, 2016, for the Bank and the Company (dollars in thousands):

	Bank	Company
Total equity as reported under GAAP	$1,277,427	$1,403,408
Unrealized gains on AFS securities	(7,014)	(7,014)
Total tier 1 capital	1,270,413	1,396,394
ACL	9,193	9,193
Total capital	$1,279,606	$1,405,587

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

Change	Net Interest Income At
(in Basis Points)	March 31, 2016			September 30, 2015
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
-100 bp	N/A	N/A	N/A	N/A	N/A	N/A
000 bp	$190,499	$—	—%	$190,776	$—	—%
+100 bp	190,721	222	0.12	189,248	(1,528)	(0.80)
+200 bp	188,771	(1,728)	(0.91)	186,443	(4,333)	(2.27)
+300 bp	184,485	(6,014)	(3.16)	181,652	(9,124)	(4.78)

(1)	Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

As interest rates rise, cash flows from the Bank's mortgage related assets and callable investment securities decrease to such a level that the Bank's liabilities are projected to reprice to higher interest rates at a faster pace over the 12-month horizon than the Bank's assets, which decreases the net interest income projection. Lower interest rates at March 31, 2016, as compared to September 30, 2015, increased the amount of assets expected to reprice over the 12-month horizon, which reduced the Bank's exposure to higher interest rates at March 31, 2016 compared to September 30, 2015. See the gap table below for additional information.

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

Change	Market Value of Portfolio Equity At
(in Basis Points)	March 31, 2016			September 30, 2015
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
-100 bp	N/A	N/A	N/A	N/A	N/A	N/A
000 bp	$1,462,752	$—	—%	$1,457,514	$—	—%
+100 bp	1,364,170	(98,582)	(6.74)	1,343,864	(113,650)	(7.80)
+200 bp	1,213,248	(249,504)	(17.06)	1,189,194	(268,320)	(18.41)
+300 bp	1,042,343	(420,409)	(28.74)	1,021,380	(436,134)	(29.92)

(1)	Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

As interest rates rise, the market value of the Bank's assets decreases at a faster pace than the market value of the Bank's liabilities, which results in a decrease to the Bank's MVPE. As interest rates decrease, the opposite is true. Lower interest rates at March 31, 2016, as compared to September 30, 2015, decreased the Bank's risk to higher interest rates.

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

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets	(Dollars in thousands)
Loans receivable(1)	$2,037,244	$1,967,534	$1,062,921	$1,861,671	$6,929,370
Securities(2)	939,289	577,971	228,484	191,244	1,936,988
Other interest-earning assets	194,325	—	—	—	194,325
Total interest-earning assets	3,170,858	2,545,505	1,291,405	2,052,915	9,060,683

Interest-bearing liabilities
Transaction deposits(3)	685,008	422,631	284,161	1,000,174	2,391,974
Certificates of deposit	1,135,533	1,059,112	612,418	849	2,807,912
Borrowings(4)	300,000	1,075,000	1,000,000	344,984	2,719,984
Total interest-bearing liabilities	2,120,541	2,556,743	1,896,579	1,346,007	7,919,870

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$1,050,317	$(11,238)	$(605,174)	$706,908	$1,140,813

Cumulative excess of interest-earning assets over
interest-bearing liabilities	$1,050,317	$1,039,079	$433,905	$1,140,813

Cumulative excess of interest-earning assets over interest-bearing liabilities as a percent of total Bank assets at:
March 31, 2016	11.27%	11.15%	4.66%	12.25%
September 30, 2015	7.48

Cumulative one-year gap - interest rates +200 bps at:
March 31, 2016	2.42
September 30, 2015	0.26

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

(2)
MBS reflect projected prepayments at amortized cost. Investment securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of March 31, 2016, at amortized cost.

(3)
Although the Bank's checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts is based on assumptions developed from our actual experiences with these accounts. If all of the Bank's checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $656.6 million, for a cumulative one-year gap of -7.0% of total assets.

(4)	Borrowings exclude deferred prepayment penalty costs.

The change in the one-year gap of 11.27% at March 31, 2016 compared to the one-year gap of 7.48% at September 30, 2015 was largely a result of lower interest rates at March 31, 2016 than at September 30, 2015.

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

	March 31, 2016
	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Investment securities	$511,491	1.19%	1.5	26.2%	5.6%
MBS - fixed	971,651	2.23	3.3	49.9	10.5
MBS - adjustable	465,123	2.31	5.9	23.9	5.0
Total investment securities and MBS	1,948,265	1.97	3.4	100.0%	21.1
Loans receivable:
Fixed-rate one- to four-family:
<= 15 years	1,251,410	3.20	3.7	18.0%	13.6
> 15 years	4,026,012	3.98	5.1	57.9	43.7
All other fixed-rate loans	303,988	4.09	2.8	4.4	3.3
Total fixed-rate loans	5,581,410	3.81	4.7	80.3	60.6
Adjustable-rate one- to four-family:
<= 36 months	309,822	1.84	3.5	4.5	3.4
> 36 months	889,191	2.93	2.6	12.8	9.7
All other adjustable-rate loans	165,958	4.42	1.4	2.4	1.8
Total adjustable-rate loans	1,364,971	2.86	2.7	19.7	14.9
Total loans receivable	6,946,381	3.63	4.3	100.0%	75.5
FHLB stock	114,381	5.98	2.9		1.2
Cash and cash equivalents	203,811	0.49	—		2.2
Total interest-earning assets	$9,212,838	3.24	4.0		100.0%

Transaction deposits	$2,311,917	0.16	6.5	45.2%	29.7%
Certificates of deposit	2,807,912	1.27	1.7	54.8	36.0
Total deposits	5,119,829	0.77	3.9	100.0%	65.7
Term borrowings	2,675,000	2.29	3.0		34.3
Total interest-bearing liabilities	$7,794,829	1.29	3.6		100.0%

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of March 31, 2016. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2016, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The following table summarizes our share repurchase activity during the three months ended March 31, 2016 and additional information regarding our share repurchase program. In October 2015, the Company announced a stock repurchase plan for up to $70.0 million of common stock. It is anticipated that shares will be purchased from time to time in the open-market based upon market conditions and available liquidity. There is no expiration for this repurchase plan.

				Approximate
	Total		Total Number of	Dollar Value of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
	Purchased	per Share	Announced Plans	Under the Plan
January 1, 2016 through
January 31, 2016	—	$—	—	$70,000,000
February 1, 2016 through
February 29, 2016	—	—	—	70,000,000
March 1, 2016 through
March 31, 2016	—	—	—	70,000,000
Total	—	—	—	70,000,000

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: May 10, 2016	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and Chief Executive Officer

Date: May 10, 2016	By:	/s/ Kent G. Townsend
Kent G. Townsend, Executive Vice President,
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Document
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
The following information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, filed with the Securities and Exchange Commission on May 10, 2016, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at March 31, 2016 and September 30, 2015, (ii) Consolidated Statements of Income for the three and six months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2016 and 2015, (iv) Consolidated Statement of Stockholders' Equity for the six months ended March 31, 2016, (v) Consolidated Statements of Cash Flows for the six months ended March 31, 2016 and 2015, and (vi) Notes to the Unaudited Consolidated Financial Statements