Form 10-Q
period 2016-06-30
Capitol Federal Financial Inc
filed 2016-08-09
CIK 1490906

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
_________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or
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

As of August 2, 2016, there were 137,344,222 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
	(Unaudited)
	June 30,	September 30,
	2016	2015
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $145,477 and $764,816)	$152,831	$772,632
Securities:
Available-for-sale ("AFS"), at estimated fair value (amortized cost of $655,349 and $744,708)	666,313	758,171
Held-to-maturity ("HTM"), at amortized cost (estimated fair value of $1,214,498 and $1,295,274)	1,188,913	1,271,122
Loans receivable, net (allowance for credit losses ("ACL") of $9,312 and $9,443)	6,839,123	6,625,027
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	114,425	150,543
Premises and equipment, net	81,928	75,810
Income taxes receivable, net	123	1,071
Other assets	198,119	189,785
TOTAL ASSETS	$9,241,775	$9,844,161

LIABILITIES:
Deposits	$5,085,129	$4,832,520
FHLB borrowings	2,472,026	3,270,521
Repurchase agreements	200,000	200,000
Advance payments by borrowers for taxes and insurance	37,902	61,818
Deferred income tax liabilities, net	25,925	26,391
Accounts payable and accrued expenses	39,978	36,685
Total liabilities	7,860,960	8,427,935

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 137,235,922 and 137,106,822
shares issued and outstanding as of June 30, 2016 and September 30, 2015, respectively	1,372	1,371
Additional paid-in capital	1,153,589	1,151,041
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(40,060)	(41,299)
Retained earnings	259,094	296,739
Accumulated other comprehensive income ("AOCI"), net of tax	6,820	8,374
Total stockholders' equity	1,380,815	1,416,226
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,241,775	$9,844,161

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
INTEREST AND DIVIDEND INCOME:
Loans receivable	$60,840	$58,922	$181,795	$175,739
Mortgage-backed securities ("MBS")	7,401	8,849	22,934	28,387
FHLB stock	3,050	3,132	9,208	9,389
Cash and cash equivalents	2,730	1,357	7,057	4,174
Investment securities	1,506	1,914	4,524	5,262
Total interest and dividend income	75,527	74,174	225,518	222,951
INTEREST EXPENSE:
FHLB borrowings	16,361	17,072	48,829	51,258
Deposits	9,749	8,377	27,761	24,729
Repurchase agreements	1,487	1,712	4,478	5,136
Total interest expense	27,597	27,161	81,068	81,123
NET INTEREST INCOME	47,930	47,013	144,450	141,828
PROVISION FOR CREDIT LOSSES	—	323	—	771
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	47,930	46,690	144,450	141,057
NON-INTEREST INCOME:
Retail fees and charges	3,725	3,798	11,097	11,052
Income from bank-owned life insurance ("BOLI")	648	251	2,810	819
Insurance commissions	517	537	2,093	2,059
Loan fees	326	340	1,004	1,071
Other non-interest income	213	219	617	678
Total non-interest income	5,429	5,145	17,621	15,679
NON-INTEREST EXPENSE:
Salaries and employee benefits	10,829	11,038	31,604	31,927
Occupancy, net	2,606	2,557	7,894	7,437
Information technology and communications	2,716	2,573	7,883	7,726
Federal insurance premium	1,377	1,342	4,158	4,092
Deposit and loan transaction costs	1,449	1,435	4,119	4,065
Regulatory and outside services	1,370	1,365	4,000	3,867
Advertising and promotional	1,053	1,069	3,190	2,707
Low income housing partnerships	721	492	2,815	3,404
Office supplies and related expense	545	499	2,016	1,560
Other non-interest expense	661	736	2,664	2,322
Total non-interest expense	23,327	23,106	70,343	69,107
INCOME BEFORE INCOME TAX EXPENSE	30,032	28,729	91,728	87,629
INCOME TAX EXPENSE	9,481	9,127	28,932	28,321
NET INCOME	$20,551	$19,602	$62,796	$59,308

Basic earnings per share ("EPS")	$0.15	$0.14	$0.47	$0.43
Diluted EPS	$0.15	$0.14	$0.47	$0.43
Dividends declared per share	$0.34	$0.34	$0.76	$0.76

Basic weighted average common shares	133,101,960	135,745,753	132,960,917	136,013,448
Diluted weighted average common shares	133,250,711	135,763,353	133,065,828	136,040,702

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$20,551	$19,602	$62,796	$59,308
Other comprehensive income (loss), net of tax:
Changes in unrealized holding gains (losses) on AFS securities,
net of deferred income taxes of $119, $919, $945 and $(754)	(194)	(1,513)	(1,554)	1,241
Comprehensive income	$20,357	$18,089	$61,242	$60,549

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)

		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at October 1, 2015	$1,371	$1,151,041	$(41,299)	$296,739	$8,374	$1,416,226
Net income				62,796		62,796
Other comprehensive loss, net of tax					(1,554)	(1,554)
ESOP activity, net		351	1,239			1,590
Restricted stock activity, net	1	40				41
Stock-based compensation		960				960
Stock options exercised		1,197				1,197
Cash dividends to stockholders ($0.76 per share)				(100,441)		(100,441)
Balance at June 30, 2016	$1,372	$1,153,589	$(40,060)	$259,094	$6,820	$1,380,815

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Nine Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62,796	$59,308
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(9,208)	(9,389)
Provision for credit losses	—	771
Amortization and accretion of premiums and discounts on securities	3,988	4,217
Depreciation and amortization of premises and equipment	5,288	5,054
Amortization of deferred amounts related to FHLB advances, net	1,505	3,270
Common stock committed to be released for allocation - ESOP	1,590	1,539
Stock-based compensation	960	1,566
Changes in:
Other assets, net	488	2,869
Income taxes payable/receivable	1,467	1,845
Accounts payable and accrued expenses	(6,815)	(8,847)
Net cash provided by operating activities	62,059	62,203

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(99,927)	(149,937)
Purchase of HTM securities	(144,392)	(54,133)
Proceeds from calls, maturities and principal reductions of AFS securities	189,199	145,663
Proceeds from calls, maturities and principal reductions of HTM securities	222,700	242,958
Proceeds from the redemption of FHLB stock	283,500	202,929
Purchase of FHLB stock	(238,174)	(146,743)
Net increase in loans receivable	(217,498)	(268,769)
Purchase of premises and equipment	(11,300)	(7,396)
Proceeds from sale of other real estate owned ("OREO")	3,799	4,212
Proceeds from BOLI death benefit	783	—
Net cash used in investing activities	(11,310)	(31,216)

		(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Nine Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(100,441)	(102,777)
Deposits, net of withdrawals	252,609	157,916
Proceeds from borrowings	5,900,100	5,400,000
Repayments on borrowings	(6,700,100)	(6,200,000)
Change in advance payments by borrowers for taxes and insurance	(23,916)	(20,674)
Repurchase of common stock	—	(29,842)
Other, net	1,198	218
Net cash used in financing activities	(670,550)	(795,159)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(619,801)	(764,172)

CASH AND CASH EQUIVALENTS:
Beginning of period	772,632	810,840
End of period	$152,831	$46,668

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$27,464	$26,476
Interest payments	$78,957	$77,861

See accompanying notes to consolidated financial statements.		(Concluded)

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

Recent Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. The ASU, as amended, clarifies principles for recognizing revenue and provides a common revenue standard for GAAP and International Financial Reporting Standards. Additionally, the ASU provides implementation guidance on several topics and requires entities to disclose both quantitative and qualitative information regarding contracts with customers. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period, which is October 1, 2018 for the Company. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016. The Company has not yet completed its evaluation of ASU 2014-09.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU replaces the incurred loss impairment methodology in current GAAP, which requires credit losses to be recognized when it is probable that a loss has incurred, with a new impairment methodology. The new impairment methodology requires an entity to measure, at each reporting date, the expected credit losses of financial assets not measured at fair value, such as loans, HTM debt securities, and loan commitments, over their contractual lives. Under the new impairment methodology, expected credit losses will be measured at each reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Additionally, the ASU amends the current credit loss measurements for AFS debt securities. Credit losses related to AFS debt securities will be recorded through the ACL rather than as a direct write-down as per current GAAP. The ASU also requires enhanced disclosures related to credit quality and significant estimates and judgments used by management when estimating credit losses. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, which is October 1, 2020 for the Company. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has not yet completed its evaluation of ASU 2016-13.

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

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share amounts)
Net income	$20,551	$19,602	$62,796	$59,308
Income allocated to participating securities	(11)	(24)	(54)	(93)
Net income available to common stockholders	$20,540	$19,578	$62,742	$59,215

Average common shares outstanding	133,018,908	135,662,701	132,919,316	135,971,846
Average committed ESOP shares outstanding	83,052	83,052	41,601	41,602
Total basic average common shares outstanding	133,101,960	135,745,753	132,960,917	136,013,448

Effect of dilutive stock options	148,751	17,600	104,911	27,254

Total diluted average common shares outstanding	133,250,711	135,763,353	133,065,828	136,040,702

Net EPS:
Basic	$0.15	$0.14	$0.47	$0.43
Diluted	$0.15	$0.14	$0.47	$0.43

Antidilutive stock options, excluded from the diluted average
common shares outstanding calculation	875,390	1,240,309	906,634	1,253,057

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS and HTM securities at the dates presented. The majority of the MBS and investment securities portfolios are composed of securities issued by United States Government-Sponsored Enterprises ("GSEs").

	June 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$471,143	$1,570	$—	$472,713
MBS	181,903	9,807	4	191,706
Trust preferred securities	2,163	—	410	1,753
Municipal bonds	140	1	—	141
	655,349	11,378	414	666,313
HTM:
MBS	1,152,775	25,888	815	1,177,848
Municipal bonds	36,138	516	4	36,650
	1,188,913	26,404	819	1,214,498
	$1,844,262	$37,782	$1,233	$1,880,811

	September 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$525,376	$1,304	$60	$526,620
MBS	217,006	12,489	4	229,491
Trust preferred securities	2,186	—	270	1,916
Municipal bonds	140	4	—	144
	744,708	13,797	334	758,171
HTM:
MBS	1,233,048	27,325	3,590	1,256,783
Municipal bonds	38,074	437	20	38,491
	1,271,122	27,762	3,610	1,295,274
	$2,015,830	$41,559	$3,944	$2,053,445

The following tables summarize the estimated fair value and gross unrealized losses of those securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	June 30, 2016
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
AFS:
MBS	—	—	667	4
Trust preferred securities	—	—	1,753	410
	$—	$—	$2,420	$414

HTM:
MBS	$43,035	$46	$89,245	$769
Municipal bonds	1,462	3	392	1
	$44,497	$49	$89,637	$770

	September 30, 2015
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	$39,135	$15	$49,955	$45
MBS	—	—	687	4
Trust preferred securities	—	—	1,916	270
	$39,135	$15	$52,558	$319

HTM:
MBS	$38,604	$134	$302,158	$3,456
Municipal bonds	3,292	12	1,128	8
	$41,896	$146	$303,286	$3,464

The unrealized losses at June 30, 2016 and September 30, 2015 were primarily a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. The impairment is also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities, nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity. As a result of the analysis, management has concluded that no other-than-temporary impairments existed at June 30, 2016 or September 30, 2015.

The amortized cost and estimated fair value of debt securities as of June 30, 2016, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without prepayment penalty. For this reason, MBS are not included in the maturity categories.

	AFS		HTM
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
One year or less	$25,032	$25,075	$6,570	$6,608
One year through five years	446,251	447,779	23,244	23,561
Five years through ten years	—	—	6,324	6,481
Ten years and thereafter	2,163	1,753	—	—
	473,446	474,607	36,138	36,650
MBS	181,903	191,706	1,152,775	1,177,848
	$655,349	$666,313	$1,188,913	$1,214,498

The following table presents the taxable and non-taxable components of interest income on investment securities for the periods presented.

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Taxable	$1,342	$1,730	$4,010	$4,696
Non-taxable	164	184	514	566
	$1,506	$1,914	$4,524	$5,262

The following table summarizes the carrying value of securities pledged as collateral for the obligations listed below as of the dates presented.

	June 30, 2016	September 30, 2015
	(Dollars in thousands)
Public unit deposits	$391,092	$343,385
Repurchase agreements	207,261	218,832
Federal Reserve Bank	16,999	20,600
FHLB borrowings	—	216,607
	$615,352	$799,424

4. LOANS RECEIVABLE and ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at the dates presented is summarized as follows:

	June 30, 2016	September 30, 2015
	(Dollars in thousands)
Real estate loans:
One- to four-family:
Originated	$6,093,743	$5,856,730
Purchased	439,954	485,682
Construction	78,358	75,152
Total	6,612,055	6,417,564
Commercial:
Permanent	110,601	110,938
Construction	187,705	54,768
Total	298,306	165,706
Total real estate loans	6,910,361	6,583,270

Consumer loans:
Home equity	123,673	125,844
Other	4,568	4,179
Total consumer loans	128,241	130,023

Total loans receivable	7,038,602	6,713,293

Less:
Undisbursed loan funds:
One- to four-family	39,595	45,696
Commercial	166,237	44,869
ACL	9,312	9,443
Discounts/unearned loan fees	24,352	24,213
Premiums/deferred costs	(40,017)	(35,955)
	$6,839,123	$6,625,027

Lending Practices and Underwriting Standards - Originating and purchasing one- to four-family loans is the Bank's primary lending business, resulting in a loan concentration in residential first mortgage loans. The Bank purchases one- to four-family loans, on a loan-by-loan basis, from a select group of correspondent lenders. As a result of our one- to four-family lending activities, the Bank has a concentration of loans secured by real property located in Kansas and Missouri. The Bank also originates consumer loans and commercial real estate loans and participates in commercial real estate loans.

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

The Bank also originates construction-to-permanent loans secured by one- to four-family residential real estate. Construction loans are obtained by homeowners who will occupy the property when construction is complete. Construction loans to builders for speculative purposes are not permitted. All construction loans are manually underwritten using the Bank's internal underwriting standards. Construction draw requests and the supporting documentation are reviewed and approved by designated personnel. The Bank also performs regular documented inspections of the construction project to ensure the funds are being used for the intended purpose and the project is being completed according to the plans and specifications provided.

Commercial real estate loans - The Bank's commercial real estate loans are originated by the Bank or are in participation with a lead bank. These loans are underwritten based on the income producing potential of the property, the collateral value, and the financial strength of the borrower. Additionally, the Bank generally requires personal guarantees. At the time of origination, loan-to-value ("LTV") ratios on commercial real estate loans generally do not exceed 80% of the appraised value of the property securing the loans and the minimum debt service coverage ratio is generally 1.25. Appraisals on properties securing these loans are performed by independent state certified fee appraisers.

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

Credit Quality Indicators - Based on the Bank's lending emphasis and underwriting standards, management has segmented the loan portfolio into three segments: (1) one- to four-family; (2) consumer; and (3) commercial real estate. The one- to four-family and consumer loan portfolios are further segmented into classes for purposes of providing disaggregated information about the credit quality of the loan portfolio. The classes are: one- to four-family - originated, one- to four-family - purchased, consumer - home equity, and consumer - other.

The Bank's primary credit quality indicators for the one- to four-family and consumer - home equity loan portfolios are delinquency status, asset classifications, LTV ratios, and borrower credit scores. The Bank's primary credit quality indicators for the commercial real estate and consumer - other loan portfolios are delinquency status and asset classifications.

The following tables present the recorded investment, by class, in loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total recorded investment at the dates presented. The recorded investment in loans is defined as the unpaid principal balance of a loan (net of unadvanced funds related to loans in process), less charge-offs and inclusive of unearned loan fees and deferred costs. At June 30, 2016 and September 30, 2015, all loans 90 or more days delinquent were on nonaccrual status.

	June 30, 2016
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family - originated	$15,517	$9,156	$24,673	$6,121,791	$6,146,464
One- to four-family - purchased	4,740	8,077	12,817	429,515	442,332
Commercial real estate	—	—	—	131,398	131,398
Consumer - home equity	548	436	984	122,689	123,673
Consumer - other	55	17	72	4,496	4,568
	$20,860	$17,686	$38,546	$6,809,889	$6,848,435

	September 30, 2015
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family - originated	$19,285	$7,093	$26,378	$5,869,289	$5,895,667
One- to four-family - purchased	7,305	8,956	16,261	472,114	488,375
Commercial real estate	—	—	—	120,405	120,405
Consumer - home equity	703	497	1,200	124,644	125,844
Consumer - other	17	12	29	4,150	4,179
	$27,310	$16,558	$43,868	$6,590,602	$6,634,470

The recorded investment of mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of June 30, 2016 was $5.9 million, which is included in loans 90 or more days delinquent or in foreclosure in the table above.   The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure was $3.1 million at June 30, 2016.

The following table presents the recorded investment, by class, in loans classified as nonaccrual at the dates presented.

	June 30, 2016	September 30, 2015
	(Dollars in thousands)
One- to four-family - originated	$18,957	$16,093
One- to four-family - purchased	8,078	9,038
Commercial real estate	—	—
Consumer - home equity	699	792
Consumer - other	24	12
	$27,758	$25,935

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

	June 30, 2016		September 30, 2015
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family - originated	$11,303	$31,162	$16,149	$29,282
One- to four-family - purchased	1,257	11,644	1,376	13,237
Commercial real estate	—	—	—	—
Consumer - home equity	57	1,259	151	1,301
Consumer - other	—	26	—	17
	$12,617	$44,091	$17,676	$43,837

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

	June 30, 2016		September 30, 2015
	Credit Score	LTV	Credit Score	LTV
One- to four-family - originated	765	65%	765	65%
One- to four-family - purchased	753	64	752	65
Consumer - home equity	754	20	753	18
	764	64	764	64

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

	For the Three Months Ended			For the Nine Months Ended
	June 30, 2016			June 30, 2016
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family - originated	28	$4,488	$4,603	90	$11,853	$12,143
One- to four-family - purchased	—	—	—	1	123	122
Commercial real estate	—	—	—	—	—	—
Consumer - home equity	8	202	206	13	266	270
Consumer - other	—	—	—	1	8	8
	36	$4,690	$4,809	105	$12,250	$12,543

	For the Three Months Ended			For the Nine Months Ended
	June 30, 2015			June 30, 2015
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family - originated	30	$4,125	$4,190	104	$13,862	$14,007
One- to four-family - purchased	2	874	876	4	1,140	1,144
Commercial real estate	—	—	—	—	—	—
Consumer - home equity	7	171	172	13	255	261
Consumer - other	—	—	—	3	12	12
	39	$5,170	$5,238	124	$15,269	$15,424

The following table provides information on TDRs that became delinquent during the periods presented within 12 months after being restructured.

	For the Three Months Ended				For the Nine Months Ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
One- to four-family - originated	12	$1,581	16	$1,356	39	$4,183	44	$4,234
One- to four-family - purchased	—	—	1	551	—	—	4	890
Commercial real estate	—	—	—	—	—	—	—	—
Consumer - home equity	—	—	2	12	4	91	4	33
Consumer - other	—	—	—	—	—	—	1	5
	12	$1,581	19	$1,919	43	$4,274	53	$5,162

Impaired loans - The following information pertains to impaired loans, by class, as of the dates presented. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.

	June 30, 2016			September 30, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	ACL	Investment	Balance	ACL
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$12,128	$12,729	$—	$11,169	$11,857	$—
One- to four-family - purchased	10,895	12,645	—	11,035	13,315	—
Commercial real estate	—	—	—	—	—	—
Consumer - home equity	597	823	—	591	837	—
Consumer - other	17	47	—	13	40	—
	23,637	26,244	—	22,808	26,049	—
With an allowance recorded
One- to four-family - originated	26,825	26,889	337	26,453	26,547	294
One- to four-family - purchased	2,033	2,009	63	3,764	3,731	110
Commercial real estate	—	—	—	—	—	—
Consumer - home equity	768	768	49	869	870	62
Consumer - other	9	9	1	10	10	1
	29,635	29,675	450	31,096	31,158	467
Total
One- to four-family - originated	38,953	39,618	337	37,622	38,404	294
One- to four-family - purchased	12,928	14,654	63	14,799	17,046	110
Commercial real estate	—	—	—	—	—	—
Consumer - home equity	1,365	1,591	49	1,460	1,707	62
Consumer - other	26	56	1	23	50	1
	$53,272	$55,919	$450	$53,904	$57,207	$467

The following information pertains to impaired loans, by class, for the periods presented.

	For the Three Months Ended				For the Nine Months Ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$11,872	$114	$12,099	$120	$11,378	$349	$12,727	$342
One- to four-family - purchased	10,958	47	10,765	48	11,115	147	11,254	147
Commercial real estate	—	—	—	—	—	—	—	—
Consumer - home equity	622	32	455	7	598	55	480	22
Consumer - other	22	1	8	—	15	1	14	—
	23,474	194	23,327	175	23,106	552	24,475	511
With an allowance recorded
One- to four-family - originated	26,940	261	28,420	281	27,593	798	27,223	829
One- to four-family - purchased	1,805	7	3,101	10	2,348	21	2,770	33
Commercial real estate	—	—	—	—	—	—	—	—
Consumer - home equity	823	20	876	9	920	46	741	22
Consumer - other	14	—	17	—	15	—	16	1
	29,582	288	32,414	300	30,876	865	30,750	885
Total
One- to four-family - originated	38,812	375	40,519	401	38,971	1,147	39,950	1,171
One- to four-family - purchased	12,763	54	13,866	58	13,463	168	14,024	180
Commercial real estate	—	—	—	—	—	—	—	—
Consumer - home equity	1,445	52	1,331	16	1,518	101	1,221	44
Consumer - other	36	1	25	—	30	1	30	1
	$53,056	$482	$55,741	$475	$53,982	$1,417	$55,225	$1,396

Allowance for Credit Losses - The following is a summary of ACL activity, by loan portfolio segment, for the periods presented, and the ending balance of ACL based on the Company's impairment methodology.

	For the Three Months Ended June 30, 2016
	One- to Four-	One- to Four-	One- to Four-
	Family -	Family -	Family -	Commercial
	Originated	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning balance	$6,839	$1,243	$8,082	$837	$274	$9,193
Charge-offs	(23)	(54)	(77)	—	(49)	(126)
Recoveries	17	222	239	—	6	245
Provision for credit losses	134	(262)	(128)	96	32	—
Ending balance	$6,967	$1,149	$8,116	$933	$263	$9,312

	For the Nine Months Ended June 30, 2016
	One- to Four-	One- to Four-	One- to Four-
	Family -	Family -	Family -	Commercial
	Originated	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning balance	$6,980	$1,434	$8,414	$742	$287	$9,443
Charge-offs	(97)	(267)	(364)	—	(87)	(451)
Recoveries	59	240	299	—	21	320
Provision for credit losses	25	(258)	(233)	191	42	—
Ending balance	$6,967	$1,149	$8,116	$933	$263	$9,312

	For the Three Months Ended June 30, 2015
	One- to Four-	One- to Four-	One- to Four-
	Family -	Family -	Family -	Commercial
	Originated	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning balance	$6,711	$1,858	$8,569	$528	$309	$9,406
Charge-offs	(108)	(28)	(136)	—	(21)	(157)
Recoveries	12	—	12	—	17	29
Provision for credit losses	516	(261)	255	69	(1)	323
Ending balance	$7,131	$1,569	$8,700	$597	$304	$9,601

	For the Nine Months Ended June 30, 2015
	One- to Four-	One- to Four-	One- to Four-
	Family -	Family -	Family -	Commercial
	Originated	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning balance	$6,263	$2,323	$8,586	$400	$241	$9,227
Charge-offs	(260)	(221)	(481)	—	(71)	(552)
Recoveries	45	58	103	—	52	155
Provision for credit losses	1,083	(591)	492	197	82	771
Ending balance	$7,131	$1,569	$8,700	$597	$304	$9,601

The following is a summary of the loan portfolio and related ACL balances, at the dates presented, by loan portfolio segment disaggregated by the Company's impairment method. There was no ACL for loans individually evaluated for impairment at either date as all potential losses were charged-off.

	June 30, 2016
	One- to Four-	One- to Four-	One- to Four-
	Family -	Family -	Family -	Commercial
	Originated	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$6,134,336	$431,437	$6,565,773	$131,398	$127,603	$6,824,774

Recorded investment in loans
individually evaluated for impairment	12,128	10,895	23,023	—	638	23,661
	$6,146,464	$442,332	$6,588,796	$131,398	$128,241	$6,848,435

ACL for loans collectively
evaluated for impairment	$6,967	$1,149	$8,116	$933	$263	$9,312

	September 30, 2015
	One- to Four-	One- to Four-	One- to Four-
	Family -	Family -	Family -	Commercial
	Originated	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$5,884,498	$477,340	$6,361,838	$120,405	$129,419	$6,611,662

Recorded investment in loans
individually evaluated for impairment	11,169	11,035	22,204	—	604	22,808
	$5,895,667	$488,375	$6,384,042	$120,405	$130,023	$6,634,470

ACL for loans collectively
evaluated for impairment	$6,980	$1,434	$8,414	$742	$287	$9,443

5. LOW INCOME HOUSING PARTNERSHIPS
The Bank's investment in low income housing partnerships, which is included in other assets in the consolidated balance sheets, was $49.0 million and $41.8 million at June 30, 2016 and September 30, 2015, respectively.  The Bank's obligations related to unfunded commitments, which are included in accounts payable and accrued expenses in the consolidated balance sheets, were $19.7 million and $14.6 million at June 30, 2016 and September 30, 2015, respectively. The majority of the commitments are projected to be funded through the end of calendar year 2018.

Expenses associated with the Bank's investment in the low income housing partnerships are included in low income housing partnerships in the consolidated statements of income. The low income housing partnership expenses resulted in other tax benefits of $286 thousand and $859 thousand for the three and nine months ended June 30, 2016, respectively, which are a component of income tax expense in the consolidated statements of income.  Affordable housing tax credits are recognized as a component of income tax expense in the consolidated statements of income and totaled $1.2 million and $3.6 million for the three and nine months ended June 30, 2016, respectively. There were no impairment losses during the three and nine months ended June 30, 2016 resulting from the forfeiture or ineligibility of tax credits or other circumstances.

6. REPURCHASE AGREEMENTS
At both June 30, 2016 and September 30, 2015, the Company had repurchase agreements outstanding in the amount of $200.0 million with a weighted average contractual rate of 2.94%. All of the Company's repurchase agreements at June 30, 2016 and September 30, 2015 were fixed-rate. See Note 3 for information regarding the amount of securities pledged as collateral in conjunction with repurchase agreements. Securities are delivered to the party with whom each transaction is executed and the party agrees to resell the same securities to the Bank at the maturity of the agreement. The Bank retains the right to substitute similar or like securities throughout the terms of the agreements. The repurchase agreements and collateral are subject to valuation at current market levels and the Bank may ask for the return of excess collateral or be required to post additional collateral due to changes in the market values of these items. The Bank may also be required to post additional collateral as a result of principal payments received on the securities pledged.

The following table presents the scheduled maturity of repurchase agreements by fiscal year as of June 30, 2016:

Amount
(Dollars in thousands)
2016	$—
2017	—
2018	100,000
2019	—
2020	100,000
Thereafter	—
$200,000

7. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair Value Measurements - The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures in accordance with Accounting Standards Codification ("ASC") 820 and ASC 825. The Company did not have any liabilities that were measured at fair value at June 30, 2016 or September 30, 2015. The Company's AFS securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as OREO and loans individually evaluated for impairment. These non-recurring fair value adjustments involve the application of lower of cost or fair value accounting or write-downs of individual assets.

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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. The majority of the securities within the AFS portfolio were issued by GSEs. The Company primarily uses prices obtained from third party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third party pricing service when determining the fair value of its securities during the nine months ended June 30, 2016 or during fiscal year 2015. The Company's major security types, based on the nature and risks of the securities, are:

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

	June 30, 2016
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
AFS Securities:
GSE debentures	$472,713	$—	$472,713	$—
MBS	191,706	—	191,706	—
Municipal bonds	141	—	141	—
Trust preferred securities	1,753	—	—	1,753
	$666,313	$—	$664,560	$1,753

	September 30, 2015
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
AFS Securities:
GSE debentures	$526,620	$—	$526,620	$—
MBS	229,491	—	229,491	—
Municipal bonds	144	—	144	—
Trust preferred securities	1,916	—	—	1,916
	$758,171	$—	$756,255	$1,916

The Company's Level 3 AFS securities had no activity during the three and nine months ended June 30, 2016, except for principal repayments of $13 thousand and $44 thousand, respectively, and increases in net unrealized losses included in other comprehensive income of $19 thousand and $87 thousand, respectively. The Company's Level 3 AFS securities had no activity during the three months ended June 30, 2015, except for increases in net unrealized losses included in other comprehensive income of $1 thousand. The Company's Level 3 AFS securities had no activity during the nine months ended June 30, 2015, except for principal repayments of $193 thousand, and increases in net unrealized losses included in other comprehensive income of $55 thousand.

The following is a description of valuation methodologies used for significant assets measured at fair value on a non-recurring basis.

Loans Receivable - The balance of loans individually evaluated for impairment at June 30, 2016 and September 30, 2015 was $23.6 million and $22.8 million, respectively. Substantially all of these loans were secured by residential real estate and were individually evaluated to determine if the carrying value of the loan was in excess of the fair value of the collateral, less estimated selling costs of 10%. When no impairment is indicated, the carrying amount is considered to approximate fair value. Fair values were estimated through current appraisals or current Federal Housing Finance Agency ("FHFA") housing price indices, which is a broad based measure of the movement of single-family house prices and is a weighted, repeat-sales index. Management does not adjust or apply a discount to the appraised value or FHFA housing price indices, except for the estimated sales costs noted above. The primary significant unobservable input for impaired loans with fair values estimated using appraisals was the appraisal. Fair values of impaired loans cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan and, as such, are classified as Level 3. Based on this evaluation, the Bank charged-off any loss amounts as of June 30, 2016 and September 30, 2015; therefore, there was no ACL related to these loans.

OREO - OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower of cost or fair value. Fair value is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value or listing prices, except for the estimated sales costs noted above. The primary significant unobservable input for OREO was the appraisal or listing price. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property and, as such, are classified as Level 3. The fair value of OREO at June 30, 2016 and September 30, 2015 was $4.3 million.

The following tables provide the level of valuation assumptions used to determine the carrying value of the Company's assets measured at fair value on a non-recurring basis at the dates presented.

	June 30, 2016
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Loans individually evaluated for impairment	$23,610	$—	$—	$23,610
OREO	4,332	—	—	4,332
	$27,942	$—	$—	$27,942

	September 30, 2015
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Loans individually evaluated for impairment	$22,762	$—	$—	$22,762
OREO	4,333	—	—	4,333
	$27,095	$—	$—	$27,095

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

The carrying amounts and estimated fair values of the Company's financial instruments, at the dates presented, were as follows:

	June 30, 2016		September 30, 2015
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$152,831	$152,831	$772,632	$772,632
AFS securities	666,313	666,313	758,171	758,171
HTM securities	1,188,913	1,214,498	1,271,122	1,295,274
Loans receivable	6,839,123	7,170,795	6,625,027	6,870,176
FHLB stock	114,425	114,425	150,543	150,543
Liabilities:
Deposits	5,085,129	5,135,675	4,832,520	4,869,312
FHLB borrowings	2,472,026	2,550,085	3,270,521	3,339,650
Repurchase agreements	200,000	209,278	200,000	209,807

The following methods and assumptions were used to estimate the fair value of the financial instruments:

Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents are considered to approximate their fair value due to the nature of the financial assets. (Level 1)

HTM Securities - Estimated fair values of securities are based on one of three methods: (1) quoted market prices where available; (2) quoted market prices for similar instruments if quoted market prices are not available; (3) unobservable data that represents the Bank's assumptions about items that market participants would consider in determining fair value where no market data is available. HTM securities are carried at amortized cost. (Level 2)

Loans Receivable - The fair value of one- to four-family loans and home equity loans are generally estimated using the present value of expected future cash flows, assuming future prepayments and using discount factors determined by prices obtained from securitization markets, less a discount for the cost of servicing and lack of liquidity. The estimated fair value of the Bank's commercial and consumer loans are based on the expected future cash flows assuming future prepayments and discount factors based on current offering rates. (Level 3)

FHLB stock - The carrying value and estimated fair value of FHLB stock equals cost, which is based on redemption at par value. (Level 1)

Deposits - The estimated fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date. The estimated fair value of these deposits at June 30, 2016 and September 30, 2015 was $2.32 billion and $2.20 billion, respectively. (Level 1) The fair value of certificates of deposit is estimated by discounting future cash flows using current London Interbank Offered Rates ("LIBOR"). The estimated fair value of certificates of deposit at June 30, 2016 and September 30, 2015 was $2.82 billion and $2.67 billion, respectively. (Level 2)

FHLB borrowings and Repurchase Agreements - The fair value of fixed-maturity borrowed funds is estimated by discounting estimated future cash flows using current offer rates. (Level 2) The carrying value of FHLB line of credit is considered to approximate its fair value due to the nature of the financial liability. (Level 1)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company and its wholly-owned subsidiary may, from time to time, make written or oral "forward-looking statements," including statements contained in documents filed or furnished by the Company with the SEC. These forward-looking statements may be included in this Quarterly Report on Form 10-Q, in the Company's reports to stockholders, in the Company's press releases, and in other communications by the Company, which are made in good faith by us pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

We have been, and intend to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We attract retail deposits from the general public and invest those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences. We also originate consumer loans primarily secured by mortgages on one- to four-family residences and originate and participate in commercial real estate loans. We also invest in certain investment securities and MBS using funding from deposits, FHLB borrowings, and repurchase agreements.

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

Economic conditions in the Bank's local market areas have a significant impact on the ability of borrowers to repay loans and the value of the collateral securing these loans. The industries in our market areas are diversified, especially in the Kansas City metropolitan statistical area, which comprises the largest segment of our loan portfolio and deposit base. As of June 2016, the unemployment rate was 3.8% for Kansas and 4.5% for Missouri, compared to the national average of 4.9%, based on information from the Bureau of Labor Statistics. The Kansas City market area has an average household income of approximately $75 thousand per annum, based on 2015 estimates from the American Community Survey, which is a statistical survey by the U.S. Census Bureau. The average household income in our combined market areas is approximately $70 thousand per annum, with 90% of the population at or above the poverty level, also based on the 2015 estimates from the American Community Survey. The FHFA price index for Kansas and Missouri has not experienced significant fluctuations during the past 10 years, unlike other market areas of the United States, which indicates relative stability in property values in our local market areas.

For the quarter ended June 30, 2016, the Company recognized net income of $20.6 million, or $0.15 per share, compared to net income of $19.6 million, or $0.14 per share, for the quarter ended June 30, 2015. The $949 thousand, or 4.8%, increase in net income was due primarily to a $917 thousand increase in net interest income. Net income attributable to the daily leverage strategy was $532 thousand during the current quarter, compared to $699 thousand for the prior year quarter.

The net interest margin increased two basis points, from 1.71% for the prior year quarter to 1.73% for the current year quarter. Excluding the effects of the daily leverage strategy, the net interest margin would have increased four basis points, from 2.05% for the prior year quarter to 2.09% for the current year quarter. The increase in the net interest margin was due mainly to a decrease in interest expense on term borrowings, partially offset by an increase in interest expense on deposits.

For the nine month period ended June 30, 2016, the Company recognized net income of $62.8 million, or $0.47 per share, compared to net income of $59.3 million, or $0.43 per share, for the nine month period ended June 30, 2015. The $3.5 million, or 5.9%, increase in net income was due primarily to a $2.6 million increase in net interest income and a $1.9 million increase in non-interest income, partially offset by a $1.2 million increase in non-interest expense. Net income attributable to the daily leverage strategy was $1.7 million during the current year nine month period, compared to $2.2 million for the prior year nine month period. The decrease in the net income attributable to the daily leverage strategy was due to an increase in the FHLB line of credit borrowings rate, which was larger than the increase in the yield earned on the cash at the Federal Reserve Bank.

The net interest margin increased three basis points, from 1.72% for the prior year nine month period, to 1.75% for the current year nine month period. Excluding the effects of the daily leverage strategy, the net interest margin would have increased four basis points, from 2.07% for the prior year nine month period to 2.11% for the current year nine month period. The increase in the net interest margin was due mainly to a decrease in interest expense on term borrowings, partially offset by an increase in interest expense on deposits.

Total assets were $9.24 billion at June 30, 2016 compared to $9.84 billion at September 30, 2015. The $602.4 million decrease was due primarily to decreases in cash and cash equivalents and FHLB stock, both due to the removal of the entire daily leverage strategy at June 30, 2016 compared to $700.0 million of the daily leverage strategy remaining in place at September 30, 2015.

The loans receivable portfolio, net, increased $214.1 million, to $6.84 billion at June 30, 2016, from $6.63 billion at September 30, 2015. This growth was primarily funded with cash flows from the securities portfolio and growth in the deposit portfolio. During the current year nine month period, the Bank originated and refinanced $547.8 million of loans with a weighted average rate of 3.63%, purchased $460.9 million of loans from correspondent lenders with a weighted average rate of 3.50%, and purchased participations of $146.4 million in commercial real estate loans with a weighted average rate of 3.94%.

As previously indicated in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015, we have continued to expand our commercial real estate portfolio through loan participations with our correspondent lenders and other lead banks. These types of loans tend to be larger than and in different geographic regions from most of our existing loan portfolio and are generally considered to have different and greater risks than one- to four-family residential real estate loans. The net amount of commercial real estates loans as of June 30, 2016 was $132.1 million and the combined total of undisbursed loan amounts and commitments as of June 30, 2016 was $217.8 million, resulting in a total commercial real estate loan concentration of $349.9 million at June 30, 2016. For more information regarding these participations and their potential risks, see "Part I, Item 1. Business - Multi-Family and Commercial Lending" and "Part I, Item 1A - Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Total liabilities were $7.86 billion at June 30, 2016 compared to $8.43 billion at September 30, 2015. The $567.0 million decrease was due primarily to a $798.5 million decrease in FHLB borrowings largely as a result of the removal of the entire daily leverage strategy at June 30, 2016, along with a $100.0 million decrease in FHLB advances, partially offset by a $252.6 million increase in the deposit portfolio. Management intends to continue to remove the entire daily leverage strategy at each quarter end during fiscal year 2016, and reinstate the strategy at the beginning of the following quarter. The growth in deposits during the current year nine month period was primarily in the retail certificate of deposit, checking, and wholesale certificate of deposit portfolios, which increased $79.3 million, $60.3 million, and $55.9 million, respectively.

Stockholders' equity was $1.38 billion at June 30, 2016 compared to $1.42 billion at September 30, 2015. The $35.4 million decrease between dates was due primarily to the payment of $100.4 million in cash dividends, partially offset by net income of $62.8 million.

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

Financial Condition
The following table presents selected balance sheet information as of the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2016	2016	2015	2015	2015
	(Dollars in thousands)
Total assets	$9,241,775	$9,316,684	$9,133,422	$9,844,161	$9,131,181
Cash and cash equivalents	152,831	203,811	232,354	772,632	46,668
AFS securities	666,313	677,416	636,970	758,171	847,059
HTM securities	1,188,913	1,270,849	1,199,978	1,271,122	1,359,657
Loans receivable, net	6,839,123	6,769,194	6,665,128	6,625,027	6,496,468
FHLB stock, at cost	114,425	114,381	119,027	150,543	166,257
Deposits	5,085,129	5,119,829	4,972,480	4,832,520	4,813,188
FHLB borrowings	2,472,026	2,471,656	2,471,272	3,270,521	2,572,898
Repurchase agreements	200,000	200,000	200,000	200,000	220,000
Stockholders' equity	1,380,815	1,403,408	1,390,833	1,416,226	1,426,723
Equity to total assets at end of period	14.9%	15.1%	15.2%	14.4%	15.6%

Assets. Total assets were $9.24 billion at June 30, 2016 compared to $9.84 billion at September 30, 2015. The $602.4 million decrease was due primarily to a $619.8 million decrease in cash and cash equivalents and a $36.1 million decrease in FHLB stock, both due to the removal of the entire daily leverage strategy at June 30, 2016 compared to $700.0 million of the daily leverage strategy remaining in place at September 30, 2015. The entire $2.10 billion daily leverage strategy was reinstated on July 1, 2016. Additionally, loans receivable, net, increased $214.1 million which was partially offset by a $174.1 million decrease in the securities portfolio.

Loans Receivable. Loans receivable, net, increased to $6.84 billion at June 30, 2016 from $6.63 billion at September 30, 2015. The growth in the loan portfolio during the current year nine month period was primarily in the correspondent one- to four-family purchased loan portfolio and was largely funded with cash flows from the securities portfolio and deposit growth.

The following table presents the balance and weighted average rate of our loan portfolio as of the dates indicated. Within the one- to four-family loan portfolio at June 30, 2016, 61% of the loans had a balance at origination of less than $417 thousand.

	June 30, 2016		September 30, 2015
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Real estate loans:
One- to four-family:
Originated	$4,001,135	3.78%	$4,010,517	3.84%
Correspondent purchased	2,092,608	3.51	1,846,213	3.52
Bulk purchased	439,954	2.22	485,682	2.25
Construction	78,358	3.50	75,152	3.57
Total	6,612,055	3.59	6,417,564	3.62
Commercial:
Permanent	110,601	4.16	110,938	4.14
Construction	187,705	4.00	54,768	4.13
Total	298,306	4.06	165,706	4.14
Total real estate loans	6,910,361	3.61	6,583,270	3.64

Consumer loans:
Home equity	123,673	5.04	125,844	5.00
Other	4,568	4.17	4,179	4.03
Total consumer loans	128,241	5.01	130,023	4.97
Total loans receivable	7,038,602	3.64	6,713,293	3.66

Less:
Undisbursed loan funds:
One- to four-family	39,595		45,696
Commercial	166,237		44,869
ACL	9,312		9,443
Discounts/unearned loan fees	24,352		24,213
Premiums/deferred costs	(40,017)		(35,955)
Total loans receivable, net	$6,839,123		$6,625,027

Loan Activity - The following table summarizes activity in the loan portfolio, along with weighted average rates where applicable, for the periods indicated, excluding changes in undisbursed loan funds, ACL, discounts/unearned loan fees, and premiums/deferred costs. Loans that were paid-off as a result of refinances are included in repayments. Loan endorsements are not included in the activity in the following table because a new loan is not generated at the time of the endorsement. The endorsed balance and rate are included in the ending loan portfolio balance and rate. During the three and nine months ended June 30, 2016, the Bank endorsed $36.4 million and $80.5 million of one- to four-family loans, respectively, reducing the average rate on those loans by 95 and 89 basis points, respectively.

	For the Three Months Ended
	June 30, 2016		March 31, 2016		December 31, 2015		September 30, 2015
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$6,946,381	3.65%	$6,753,249	3.65%	$6,713,293	3.66%	$6,547,702	3.67%
Originated and refinanced:
Fixed	155,179	3.52	117,205	3.65	157,447	3.67	165,646	3.73
Adjustable	44,319	3.61	35,495	3.77	38,117	3.74	51,634	3.59
Purchased and participations:
Fixed	178,762	3.71	249,017	3.68	101,644	3.69	164,397	3.64
Adjustable	24,715	2.90	27,355	2.93	25,861	3.17	65,722	3.69
Repayments	(310,041)		(235,202)		(280,978)		(280,671)
Principal recoveries (charge-offs), net	119		(8)		(242)		(158)
Other	(832)		(730)		(1,893)		(979)
Ending balance	$7,038,602	3.64	$6,946,381	3.65	$6,753,249	3.65	$6,713,293	3.66

	For the Nine Months Ended
	June 30, 2016		June 30, 2015
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$6,713,293	3.66%	$6,289,519	3.76%
Originations and refinances:
Fixed	429,831	3.61	440,697	3.55
Adjustable	117,931	3.70	122,540	3.64
Purchases and participations:
Fixed	529,423	3.69	386,631	3.59
Adjustable	77,931	3.00	94,609	2.94
Repayments	(826,221)		(781,197)
Principal charge-offs, net	(131)		(397)
Other	(3,455)		(4,700)
Ending balance	$7,038,602	3.64	$6,547,702	3.67

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

	For the Three Months Ended
	June 30, 2016			June 30, 2015
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family:
<= 15 years	$57,702	2.93%	14.3%	$106,115	2.90%	24.5%
> 15 years	240,111	3.66	59.6	244,947	3.74	56.6
Commercial real estate	34,475	4.40	8.6	3,268	4.11	0.8
Home equity	1,452	5.62	0.4	1,265	6.21	0.3
Other	201	8.75	—	187	7.82	—
Total fixed-rate	333,941	3.62	82.9	355,782	3.50	82.2

Adjustable-rate:
One- to four-family:
<= 36 months	2,433	2.56	0.6	2,757	2.52	0.6
> 36 months	48,049	2.88	11.9	54,285	2.91	12.6
Home equity	17,833	4.72	4.4	19,250	4.58	4.5
Other	719	3.41	0.2	363	2.88	0.1
Total adjustable-rate	69,034	3.35	17.1	76,655	3.31	17.8

Total originated, refinanced and purchased	$402,975	3.58	100.0%	$432,437	3.47	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$144,287	3.55		$146,487	3.50
Participations - commercial real estate	34,475	4.40		1,400	4.25
Total fixed-rate purchased/participations	178,762	3.71		147,887	3.51

Adjustable-rate:
Correspondent - one- to four-family	24,715	2.90		29,046	2.92
Total purchased/participation loans	$203,477	3.61		$176,933	3.41

	For the Nine Months Ended
	June 30, 2016			June 30, 2015
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family:
<= 15 years	$176,597	3.00%	15.3%	$253,435	2.97%	24.3%
> 15 years	605,575	3.73	52.4	543,934	3.82	52.1
Commercial real estate	173,199	4.00	15.0	26,518	3.74	2.5
Home equity	3,230	5.72	0.2	2,812	6.18	0.3
Other	653	9.02	0.1	629	7.72	0.1
Total fixed-rate	959,254	3.66	83.0	827,328	3.57	79.3

Adjustable-rate:
One- to four-family:
<= 36 months	4,255	2.61	0.4	5,197	2.57	0.5
> 36 months	134,220	2.95	11.6	159,092	2.95	15.2
Commercial real estate	3,376	4.25	0.3	—	—	—
Home equity	51,803	4.63	4.5	51,655	4.59	4.9
Other	2,208	3.45	0.2	1,205	3.08	0.1
Total adjustable-rate	195,862	3.42	17.0	217,149	3.33	20.7

Total originated, refinanced and purchased	$1,155,116	3.62	100.0%	$1,044,477	3.52	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$386,355	3.60		$363,661	3.58
Participations - commercial real estate	143,068	3.93		22,970	3.73
Total fixed-rate purchased/participations	529,423	3.69		386,631	3.59

Adjustable-rate:
Correspondent - one- to four-family	74,555	2.94		94,609	2.94
Participations - commercial real estate	3,376	4.25		—	—
Total adjustable-rate purchased/participations	77,931	3.00		94,609	2.94
Total purchased/participation loans	$607,354	3.60		$481,240	3.46

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

	June 30, 2016					September 30, 2015
		% of	Credit		Average		% of	Credit		Average
	Amount	Total	Score	LTV	Balance	Amount	Total	Score	LTV	Balance
	(Dollars in thousands)
Originated	$4,001,135	61.2%	767	63%	$131	$4,010,517	63.2%	765	64%	$129
Correspondent purchased	2,092,608	32.0	763	68	352	1,846,213	29.1	764	68	344
Bulk purchased	439,954	6.8	753	64	307	485,682	7.7	752	65	310
	$6,533,697	100.0%	765	65	172	$6,342,412	100.0%	764	65	167

The following table presents originated, refinanced, and correspondent purchased activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average LTVs and weighted average credit scores for the periods indicated. Of the loans originated and refinanced during the current year nine month period, 76% had loan values of $417 thousand or less. Of the correspondent loans purchased during the current year nine month period, 21% had loan values of $417 thousand or less.

	For the Three Months Ended
	June 30, 2016			June 30, 2015
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$146,590	80%	773	$188,742	78%	772
Refinanced by Bank customers	32,703	69	766	43,829	70	767
Correspondent purchased	169,002	74	761	175,533	74	767
	$348,295	76	766	$408,104	75	769

	For the Nine Months Ended
	June 30, 2016			June 30, 2015
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$361,651	78%	769	$401,357	77%	771
Refinanced by Bank customers	98,086	69	768	102,031	68	768
Correspondent purchased	460,910	74	763	458,270	74	765
	$920,647	75	766	$961,658	74	768

The following table presents the amount, percent of total, and weighted average rate, by state, of one- to four-family loan originations and correspondent purchases where originations and purchases in the state exceeded five percent of the total amount originated and purchased during the nine month period ended June 30, 2016.

	For the Three Months Ended			For the Nine Months Ended
	June 30, 2016			June 30, 2016
State	Amount	% of Total	Rate	Amount	% of Total	Rate
	(Dollars in thousands)
Kansas	$162,151	46.5%	3.40%	$420,566	45.7%	3.46%
Missouri	66,734	19.2	3.45	175,815	19.1	3.50
Texas	57,316	16.5	3.43	146,303	15.9	3.46
Tennessee	16,340	4.7	3.52	47,921	5.2	3.54
Other states	45,754	13.1	3.39	130,042	14.1	3.47
	$348,295	100.0%	3.42	$920,647	100.0%	3.47

One- to Four-Family Loan Commitments - The following table summarizes our one- to four-family loan origination and refinance commitments and one- to four-family correspondent purchase commitments as of June 30, 2016, along with associated weighted average rates. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a rate lock fee. A percentage of the commitments are expected to expire unfunded, so the amounts reflected in the table below are not necessarily indicative of future cash requirements.

	Fixed-Rate
	15 years	More than	Adjustable-	Total
	or less	15 years	Rate	Amount	Rate
	(Dollars in thousands)
Originate/refinance	$27,392	$54,321	$21,306	$103,019	3.31%
Correspondent	14,893	126,771	15,244	156,908	3.62
	$42,285	$181,092	$36,550	$259,927	3.50

Rate	3.11%	3.71%	2.90%

Commercial Real Estate Loans - Commercial real estate loans are originated or participated in based on the income producing potential of the property, the collateral value, and the financial strength of the borrower. Additionally, the Bank generally requires personal guarantees. The Bank generally requires a minimum debt service coverage ratio of 1.25 and limits LTV ratios to 80% for commercial real estate loans depending on the property type.

During the current quarter, the Bank continued to grow its commercial real estate loan portfolio by purchasing a $34.5 million participation in a commercial real estate construction loan. At June 30, 2016, the Bank had $51.6 million of outstanding commercial real estate loan commitments. The Bank intends to continue to grow its commercial real estate loan portfolio through participations with correspondent lenders and other lead banks with which the Bank already has commercial real estate lending relationships.

The following table presents the Bank's commercial real estate loans and commitments by industry classification, as defined by the North American Industry Classification System, as of June 30, 2016. Based on the terms of the construction loans as of June 30, 2016, the undisbursed amounts in the table are projected to be disbursed by March, 2018. It is possible that not all of the funds will be disbursed due to the nature of the funding of construction projects.

	Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Principal	Amount	Amount	Commitments	Total	Total
	(Dollars in thousands)
Accommodation and food services	$56,984	$85,302	$142,286	$—	$142,286	40.7%
Health care and social assistance	11,896	44,857	56,753	—	56,753	16.2
Real estate rental and leasing	14,602	534	15,136	38,000	53,136	15.2
Arts, entertainment, and recreation	—	34,475	34,475	—	34,475	9.8
Multi-family	18,134	1,068	19,202	4,800	24,002	6.9
Retail trade	19,134	—	19,134	4,726	23,860	6.8
Other	11,320	—	11,320	4,086	15,406	4.4
	$132,070	$166,236	$298,306	$51,612	$349,918	100.0%

The following table summarizes the Bank's commercial real estate loans by state as of June 30, 2016.

	Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Principal	Amount	Amount	Commitments	Total	Total
	(Dollars in thousands)
Texas	$28,194	$86,380	$114,574	$38,000	$152,574	43.6%
Missouri	33,649	44,857	78,506	9,526	88,032	25.2
Kansas	44,635	34,475	79,110	—	79,110	22.6
Colorado	14,872	524	15,396	—	15,396	4.4
Arkansas	8,306	—	8,306	—	8,306	2.4
California	2,414	—	2,414	4,086	6,500	1.8
	$132,070	$166,236	$298,306	$51,612	$349,918	100.0%

The following table presents the Bank's commercial real estate loan portfolio and outstanding commitments, categorized by gross loan amount (unpaid principal plus undisbursed amounts) or outstanding commitment amount, as of June 30, 2016.

	Count	Amount
	(Dollars in thousands)
Greater than $30 million	4	$157,710
>$15 to $30 million	2	54,528
>$10 to $15 million	3	38,382
>$5 to $10 million	3	26,812
$1 to $5 million	23	67,869
Less than $1 million	14	4,617
	49	$349,918

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

Delinquent and non-performing loans and OREO - The following table presents the Company's 30 to 89 day delinquent loans at the dates indicated. Of the loans 30 to 89 days delinquent at June 30, 2016, approximately 76% were 59 days or less delinquent.

	Loans Delinquent for 30 to 89 Days at:
	June 30,		March 31,		December 31,		September 30,		June 30,
	2016		2,016		2015		2015		2015
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	141	$12,962	139	$14,336	159	$14,277	158	$16,955	150	$16,320
Correspondent purchased	10	2,561	8	2,307	10	3,033	8	2,344	15	4,741
Bulk purchased	27	4,703	26	6,005	35	7,805	32	7,259	30	6,249
Consumer:
Home equity	33	548	33	631	36	730	32	703	34	646
Other	11	55	5	28	13	88	11	17	18	80
	222	$20,829	211	$23,307	253	$25,933	241	$27,278	247	$28,036

30 to 89 days delinquent loans
to total loans receivable, net		0.30%		0.34%		0.39%		0.41%		0.43%

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

	Non-Performing Loans and OREO at:
	June 30,		March 31,		December 31,		September 30,		June 30,
	2016		2,016		2015		2015		2015
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	74	$8,539	72	$8,016	75	$9,900	66	$6,728	70	$6,180
Correspondent purchased	2	652	3	864	—	—	1	394	1	67
Bulk purchased	32	8,017	33	7,483	32	7,199	36	8,898	29	7,577
Consumer:
Home equity	20	437	26	622	28	574	24	497	19	443
Other	6	17	8	26	9	25	4	12	5	16
	134	17,662	142	17,011	144	17,698	131	16,529	124	14,283
Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	70	6,939	72	7,667	75	7,661	77	9,004	71	9,224
Correspondent purchased	8	2,872	4	825	1	24	1	25	2	398
Bulk purchased	—	—	1	80	1	81	1	82	5	959
Consumer:
Home equity	11	263	9	151	14	259	12	295	10	219
Other	1	7	1	8	—	—	—	—	—	—
	90	10,081	87	8,731	91	8,025	91	9,406	88	10,800
Total non-performing loans	224	27,743	229	25,742	235	25,723	222	25,935	212	25,083

Non-performing loans as a percentage of total loans(2)		0.41%		0.38%		0.39%		0.39%		0.39%

OREO:
One- to four-family:
Originated(3)	14	$1,142	22	$1,364	25	$1,410	29	$1,752	28	$1,920
Correspondent purchased	1	499	1	499	1	499	1	499	2	714
Bulk purchased	5	1,413	8	2,694	6	2,247	2	796	4	1,019
Consumer:
Home equity	—	—	1	9	1	26	1	8	2	17
Other(4)	1	1,278	1	1,278	1	1,278	1	1,278	1	1,278
	21	4,332	33	5,844	34	5,460	34	4,333	37	4,948
Total non-performing assets	245	$32,075	262	$31,586	269	$31,183	256	$30,268	249	$30,031

Non-performing assets as a percentage of total assets		0.35%		0.34%		0.34%		0.31%		0.33%

(1)
Represents loans required to be reported as nonaccrual pursuant to regulatory reporting requirements even if the loans are current. At June 30, 2016, March 31, 2016, December 31, 2015, September 30, 2015, and June 30, 2015, this amount was comprised of $2.8 million, $1.8 million, $2.2 million, $2.2 million, and $3.4 million, respectively, of loans that were 30 to 89 days delinquent and are reported as such, and $7.3 million, $6.9 million, $5.8 million, $7.2 million, and $7.4 million, respectively, of loans that were current.

(2)
Excluding loans required to be reported as nonaccrual pursuant to regulatory reporting requirements even if the loans are current, non-performing loans as a percentage of total loans were 0.26%, 0.25%, 0.27%, 0.25%, and 0.22%, at June 30, 2016, March 31, 2016, December 31, 2015, September 30, 2015, and June 30, 2015, respectively.

(3)	Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

(4)	Represents a single property the Bank purchased for a potential branch site but now intends to sell.

Once a one- to four-family loan is generally 180 days delinquent, a new collateral value is obtained through an appraisal, less estimated selling costs and anticipated private mortgage insurance ("PMI") receipts. Any loss amounts identified as a result of this review are charged-off. At June 30, 2016, $11.5 million, or 67%, of the one- to four-family loans 90 or more days delinquent or in foreclosure had been individually evaluated for loss and any related losses have been charged-off.

The following table presents the states where the properties securing one percent or more of the total amount of our one- to four-family loans are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at June 30, 2016. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. At June 30, 2016, potential losses, after taking into consideration anticipated PMI proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,727,539	57.1%	$9,824	48.6%	$8,226	47.8%	71%
Missouri	1,266,730	19.4	4,722	23.4	1,505	8.7	69
Texas	465,108	7.1	1,518	7.5	351	2.1	75
California	251,074	3.8	—	—	—	—	n/a
Tennessee	183,233	2.8	—	—	—	—	n/a
Alabama	101,125	1.5	—	—	—	—	n/a
Oklahoma	73,108	1.1	427	2.1	23	0.1	35
Georgia	62,540	1.0	432	2.1	365	2.1	85
Other states	403,240	6.2	3,303	16.3	6,738	39.2	63
	$6,533,697	100.0%	$20,226	100.0%	$17,208	100.0%	68

TDRs - The following table presents the Company's TDRs, based on accrual status, at the dates indicated. At June 30, 2016, $24.6 million of TDRs were included in the ACL formula analysis model and $113 thousand of the ACL was related to these loans. The remaining $13.6 million of TDRs at June 30, 2016 were individually evaluated for loss and any potential losses have been charged-off.

	At
	June 30,	March 31,	December 31,	September 30,	June 30,
	2016	2016	2015	2015	2015
	(Dollars in thousands)
Accruing TDRs	$21,663	$24,239	$24,956	$24,331	$25,444
Nonaccrual TDRs(1)	16,497	14,986	13,983	15,511	14,653
Total TDRs	$38,160	$39,225	$38,939	$39,842	$40,097

(1)	Nonaccrual TDRs are included in the non-performing loan table above.

Allowance for credit losses and Provision for credit losses - Management maintains an ACL to absorb inherent losses in the loan portfolio based on ongoing quarterly assessments of the loan portfolio. The ACL is maintained through provisions for credit losses which are either charged to or credited to income. Our ACL methodology considers a number of factors including the trend and composition of delinquent loans, results of foreclosed property and short sale transactions, charge-off activity and trends, the current status and trends of local and national economies (particularly levels of unemployment), trends and current conditions in the real estate and housing markets, loan portfolio growth and concentrations, and certain ACL ratios such as ACL to loans receivable, net and annualized historical losses to ACL. We continually monitor the level of risk in our commercial real estate loan portfolio, including concentrations in such factors as geographic locations, property types, tenant brand name, borrowing relationships, and lending relationships in the case of participations loans, among other factors. For additional information on the ACL, see "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

The Bank did not record a provision for credit losses during the current nine month period due to the continued low level of net loan charge-offs and delinquent loan balances. Net loan charge-offs were $131 thousand for the current year nine month period. The improvement in collateral values has assisted in lowering our net charge-off amounts compared to prior years. At June 30, 2016, loans 30 to 89 days delinquent were 0.30% of total loans and loans 90 or more days delinquent or in foreclosure were 0.26% of total loans.

The distribution of our ACL at the dates indicated is summarized below. The loan amount in the table below represents outstanding loan balances net of undisbursed loan funds. Included in bulk purchased loans are $248.5 million loans, or 56% of the total bulk purchased loan portfolio, at June 30, 2016, for which the seller of the loans has guaranteed, and has the ability, to repurchase or replace any delinquent loans. The Bank has not experienced any loan losses with this group of loans since the loan package was purchased in fiscal year 2012. For the $191.4 million of bulk purchased loans at June 30, 2016 that do not have the above noted guarantee, the Bank has continued to experience a reduction in loan losses due to an improvement in collateral values. A large portion of these loans were originally interest-only loans with interest-only terms up to 10 years. All of the interest-only loans are now fully amortizing loans. Our correspondent purchased loans are purchased on a loan-by-loan basis from a select group of correspondent lenders and are underwritten by the Bank's underwriters based on underwriting standards that are generally the same as for our originated loans.

	At
	June 30, 2016				September 30, 2015
		% of ACL		% of		% of ACL		% of
	Amount	to Total	Total	Loans to	Amount	to Total	Total	Loans to
	of ACL	ACL	Loans	Total Loans	of ACL	ACL	Loans	Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family:
Originated	$4,626	49.7%	$4,001,131	58.6%	$4,833	51.2%	$4,010,439	60.6%
Correspondent purchased	2,299	24.7	2,092,608	30.6	2,115	22.4	1,846,213	27.9
Bulk purchased	1,149	12.3	439,954	6.4	1,434	15.2	485,682	7.3
Construction	42	0.5	38,766	0.6	32	0.3	29,534	0.4
Total	8,116	87.2	6,572,459	96.2	8,414	89.1	6,371,868	96.2
Commercial real estate:
Permanent	709	7.6	109,873	1.6	604	6.4	109,314	1.6
Construction	224	2.4	22,197	0.3	138	1.5	11,523	0.2
Total	933	10.0	132,070	1.9	742	7.9	120,837	1.8
Total real estate loans	9,049	97.2	6,704,529	98.1	9,156	97.0	6,492,705	98.0
Consumer loans:
Home equity	206	2.2	123,673	1.8	222	2.3	125,844	1.9
Other consumer	57	0.6	4,568	0.1	65	0.7	4,179	0.1
Total consumer loans	263	2.8	128,241	1.9	287	3.0	130,023	2.0
	$9,312	100.0%	$6,832,770	100.0%	$9,443	100.0%	$6,622,728	100.0%

The following tables present ACL activity and selected ACL ratios for the periods or at the dates presented. See "Note 4 - Loans Receivable and Allowance for Credit Losses" for additional information related to ACL activity by specific loan categories.

	For the Three Months Ended
	June 30, 2016		March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
	(Dollars in thousands)
ACL beginning balance	$9,193		$9,201	$9,443	$9,601	$9,406
Charge-offs	(126)		(75)	(250)	(183)	(157)
Recoveries	245		67	8	25	29
Provision for credit losses	—		—	—	—	323
ACL ending balance	$9,312		$9,193	$9,201	$9,443	$9,601

ACL to loans receivable, net at end of period	0.14%		0.14%	0.14%	0.14%	0.15%
ACL to non-performing loans at end of period	33.57		35.71	35.77	36.41	38.28
Ratio of net charge-offs during the period
to average loans outstanding during the period	—		—	—	—	—
Ratio of net (recoveries) charge-offs during the
period to average non-performing assets	(0.38)		0.03	0.79	0.52	0.41
ACL to net charge-offs (annualized)	N/M	(1)	294.7x	9.5x	15.0x	18.7x

(1)	The ACL coverage ratio is not presented for the time period noted due to loan recoveries exceeding loan charge-offs for the period presented.

	For the Nine Months Ended
	June 30, 2016	June 30, 2015
	(Dollars in thousands)
ACL beginning balance	$9,443	$9,227
Charge-offs	(451)	(552)
Recoveries	320	155
Provision for credit losses	—	771
ACL ending balance	$9,312	$9,601

Ratio of net charge-offs during the period to
average loans outstanding during the period	—%	0.01%
Ratio of net charge-offs during the period to
average non-performing assets during the period	0.42	1.34
ACL to net charge-offs (annualized)	53.4x	18.2x

Securities. The following table presents the distribution of our MBS and investment securities portfolios, at amortized cost, at the dates indicated. Overall, fixed-rate securities comprised 77% of these portfolios at June 30, 2016. The weighted average life ("WAL") is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	June 30, 2016			March 31, 2016			September 30, 2015
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Fixed-rate securities:
MBS	$903,550	2.19%	3.1	$968,006	2.23%	3.3	$1,047,637	2.24%	3.2
GSE debentures	471,143	1.16	0.8	471,215	1.14	1.3	525,376	1.14	1.6
Municipal bonds	36,278	1.78	2.5	37,248	1.80	2.6	38,214	1.87	2.9
Total fixed-rate securities	1,410,971	1.84	2.3	1,476,469	1.87	2.6	1,611,227	1.87	2.7

Adjustable-rate securities:
MBS	431,128	2.25	5.6	458,350	2.31	5.9	402,417	2.22	5.3
Trust preferred securities	2,163	1.91	21.0	2,169	1.89	21.2	2,186	1.59	21.7
Total adjustable-rate securities	433,291	2.25	5.7	460,519	2.30	6.0	404,603	2.21	5.4
Total securities portfolio	$1,844,262	1.93	3.1	$1,936,988	1.97	3.4	$2,015,830	1.94	3.2

The following table presents the carrying value of MBS in our portfolio by issuer at the dates presented.

	June 30, 2016	September 30, 2015
	(Dollars in thousands)
Federal National Mortgage Association ("FNMA")	$811,181	$880,810
Federal Home Loan Mortgage Corporation ("FHLMC")	445,656	469,290
Government National Mortgage Association	87,644	112,439
	$1,344,481	$1,462,539

Mortgage-Backed Securities - The balance of MBS, which primarily consists of securities of U.S. GSEs, decreased $118.1 million, from $1.46 billion at September 30, 2015, to $1.34 billion at June 30, 2016. The following tables summarize the activity in our portfolio of MBS for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yield for the ending balances are as of the last day of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented. The beginning and ending WAL is the estimated remaining principal repayment term (in years) after three-month historical prepayment speeds have been applied.

	For the Three Months Ended
	June 30, 2016			March 31, 2016			December 31, 2015			September 30, 2015
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,436,774	2.25%	4.1	$1,376,119	2.26%	3.9	$1,462,539	2.24%	3.8	$1,565,184	2.25%	3.9
Maturities and repayments	(90,291)			(80,544)			(83,835)			(99,840)
Net amortization of (premiums)/discounts	(1,387)			(1,091)			(1,188)			(1,362)
Purchases:
Fixed	—	—	—	42,827	1.83	4.1	—	—	—	—	—	—
Adjustable	—	—	—	100,133	2.02	5.4	—	—	—	—	—	—
Change in valuation on AFS securities	(615)			(670)			(1,397)			(1,443)
Ending balance - carrying value	$1,344,481	2.21	3.9	$1,436,774	2.25	4.1	$1,376,119	2.26	3.9	$1,462,539	2.24	3.8

	For the Nine Months Ended
	June 30, 2016			June 30, 2015
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,462,539	2.24%	3.8	$1,802,547	2.32%	4.2
Maturities and repayments	(254,670)			(276,489)
Net amortization of (premiums)/discounts	(3,666)			(4,002)
Purchases:
Fixed	42,827	1.83	4.1	45,669	1.62	4.1
Adjustable	100,133	2.02	5.4	—	—	—
Change in valuation on AFS securities	(2,682)			(2,541)
Ending balance - carrying value	$1,344,481	2.21	3.9	$1,565,184	2.25	3.9

Investment Securities - Investment securities, which consist of U.S. GSE debentures (primarily issued by FNMA, FHLMC, or Federal Home Loan Banks) and municipal investments, decreased $56.1 million, from $566.8 million at September 30, 2015, to $510.7 million at June 30, 2016. The following tables summarize the activity of investment securities for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented. The beginning and ending WALs represent the estimated remaining principal repayment terms (in years) of the securities after projected call dates have been considered, based upon market rates at each date presented.

	For the Three Months Ended
	June 30, 2016			March 31, 2016			December 31, 2015			September 30, 2015
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$511,491	1.19%	1.5	$460,829	1.24%	2.6	$566,754	1.19%	1.8	$641,532	1.18%	2.5
Maturities and calls	(25,873)			(27,201)			(104,155)			(76,387)
Net amortization of (premiums)/discounts	(115)			(106)			(101)			(70)
Purchases:
Fixed	24,940	1.56	0.5	74,987	0.93	0.8	1,432	1.35	5.6	—	—	—
Change in valuation on AFS securities	302			2,982			(3,101)			1,679
Ending balance - carrying value	$510,745	1.21	1.1	$511,491	1.19	1.5	$460,829	1.24	2.6	$566,754	1.19	1.8

	For the Nine Months Ended
	June 30, 2016			June 30, 2015
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$566,754	1.19%	1.8	$590,942	1.15%	3.0
Maturities and calls	(157,229)			(112,132)
Net amortization of (premiums)/discounts	(322)			(215)
Purchases:
Fixed	101,359	1.09	0.8	158,401	1.21	2.1
Change in valuation on AFS securities	183			4,536
Ending balance - carrying value	$510,745	1.21	1.1	$641,532	1.18	2.5

Liabilities. Total liabilities were $7.86 billion at June 30, 2016 compared to $8.43 billion at September 30, 2015. The $567.0 million decrease was due primarily to a $798.5 million decrease in FHLB borrowings, largely as a result of the removal of the entire daily leverage strategy at June 30, 2016, along with a $100.0 million decrease in term FHLB advances, partially offset by a $252.6 million increase in the deposit portfolio.

Deposits - Deposits were $5.09 billion at June 30, 2016 compared to $4.83 billion at September 30, 2015. The $252.6 million increase was due primarily to a $79.3 million increase in the retail certificate of deposit portfolio, a $60.3 million increase in the checking portfolio, and a $55.9 million increase in the wholesale certificate of deposit portfolio. We continue to be competitive on deposit rates and, in some cases, our offer rates for certificates of deposit have been higher than peers. Increasing rates offered on longer-term certificates of deposit has been an on-going balance sheet strategy by management in anticipation of higher interest rates. If short-term interest rates continue to rise, our customers may move funds from their checking, savings and money market accounts to higher yielding deposit products within the Bank or withdraw their funds from these accounts, including certificates of deposit, to invest in higher yielding investments outside of the Bank.

The following table presents the amount, weighted average rate and percentage of total for the components of our deposit portfolio at the dates presented.

	June 30, 2016			March 31, 2016			September 30, 2015
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Noninterest-bearing checking	$209,358	—%	4.1%	$211,068	—%	4.1%	$188,007	—%	3.9%
Interest-bearing checking	589,668	0.05	11.6	604,790	0.05	11.8	550,741	0.05	11.4
Savings	335,403	0.20	6.6	330,467	0.17	6.5	311,670	0.16	6.4
Money market	1,182,255	0.24	23.3	1,165,592	0.23	22.8	1,148,935	0.23	23.8
Retail certificates of deposit	2,400,141	1.41	47.2	2,421,622	1.38	47.3	2,320,804	1.29	48.0
Public units	368,304	0.65	7.2	386,290	0.56	7.5	312,363	0.40	6.5
	$5,085,129	0.78	100.0%	$5,119,829	0.77	100.0%	$4,832,520	0.72	100.0%

The following tables set forth scheduled maturity information for our certificates of deposit, along with associated weighted average rates, at June 30, 2016.

	Amount Due
		More than	More than
	1 year	1 year to	2 years to 3	More than	Total
Rate range	or less	2 years	years	3 years	Amount	Rate
	(Dollars in thousands)
0.00 – 0.99%	$784,762	$193,979	$966	$—	$979,707	0.66%
1.00 – 1.99%	301,156	463,960	369,817	483,457	1,618,390	1.60
2.00 – 2.99%	7,166	162	1,494	161,210	170,032	2.24
3.00 – 3.99%	207	109	—	—	316	3.12
	$1,093,291	$658,210	$372,277	$644,667	$2,768,445	1.31

Percent of total	39.5%	23.8%	13.4%	23.3%
Weighted average rate	0.85	1.26	1.58	1.96
Weighted average maturity (in years)	0.5	1.4	2.5	3.8	1.7
Weighted average maturity for the retail certificate of deposit portfolio (in years)					1.9

	Amount Due
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)
Retail certificates of deposit less than $100,000	$138,939	$152,301	$250,306	$983,443	$1,524,989
Retail certificates of deposit of $100,000 or more	56,944	74,364	126,711	617,133	875,152
Public unit deposits of $100,000 or more	124,753	93,505	75,468	74,578	368,304
	$320,636	$320,170	$452,485	$1,675,154	$2,768,445

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

	For the Three Months Ended
	June 30, 2016			March 31, 2016			December 31, 2015			September 30, 2015
		Effective			Effective			Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,675,000	2.29%	3.0	$2,675,000	2.29%	3.2	$2,775,000	2.29%	3.3	$2,795,000	2.49%	3.3
Maturities and prepayments:
FHLB advances	(100,000)	3.17		—	—		(200,000)	1.94		(175,000)	5.08
Repurchase agreements	—	—		—	—		—	—		(20,000)	4.45
New borrowings:
FHLB advances	100,000	1.82	7.0	—	—	—	100,000	1.45	3.0	175,000	2.18	3.0
Ending balance	$2,675,000	2.24	3.0	$2,675,000	2.29	3.0	$2,675,000	2.29	3.2	$2,775,000	2.29	3.3

	For the Nine Months Ended
	June 30, 2016			June 30, 2015
		Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,775,000	2.29%	3.3	$2,795,000	2.45%	2.8
Maturities and prepayments:
FHLB advances	(300,000)	2.35		(600,000)	1.88
New borrowings:
FHLB advances	200,000	1.64	5.0	600,000	2.06	6.0
Ending balance	$2,675,000	2.24	3.0	$2,795,000	2.49	3.3

Maturities - The following table presents the maturity of term borrowings (including FHLB advances, at par, and repurchase agreements), along with associated weighted average contractual and effective rates as of June 30, 2016. Subsequent to June 30, 2016, a $100.0 million FHLB advance with an effective rate of 0.83% matured. The advance was not renewed or replaced.

	FHLB	Repurchase
Maturity by	Advances	Agreements	Total	Contractual	Effective
Fiscal year	Amount	Amount	Amount	Rate	Rate(1)
	(Dollars in thousands)
2016	$100,000	$—	$100,000	0.83%	0.83%
2017	500,000	—	500,000	2.69	2.72
2018	375,000	100,000	475,000	2.35	2.64
2019	400,000	—	400,000	1.62	1.62
2020	250,000	100,000	350,000	2.18	2.18
2021	550,000	—	550,000	2.27	2.27
2022	200,000	—	200,000	2.23	2.23
2023	100,000	—	100,000	1.82	1.82
	$2,475,000	$200,000	$2,675,000	2.18	2.24

(1)	The effective rate includes the impact of the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid.

The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail and public unit amounts, and term borrowings for the next four quarters as of June 30, 2016.

	Retail		Public Unit		Term
Maturity by	Certificate	Repricing	Deposit	Repricing	Borrowings	Repricing		Repricing
Quarter End	Amount	Rate	Amount	Rate	Amount	Rate	Total	Rate
	(Dollars in thousands)
September 30, 2016	$195,883	0.90%	$124,753	0.48%	$100,000	0.83%	$420,636	0.76%
December 31, 2016	226,665	0.97	93,505	0.53	100,000	0.78	420,170	0.83
March 31, 2017	153,509	0.91	35,038	0.68	—	—	188,547	0.87
June 30, 2017	223,508	1.05	40,430	0.70	300,000	3.24	563,938	2.19
	$799,565	0.97	$293,726	0.55	$500,000	2.26	$1,593,291	1.30

Stockholders' Equity. Stockholders' equity was $1.38 billion at June 30, 2016 compared to $1.42 billion at September 30, 2015. The $35.4 million decrease between periods was due primarily to the payment of $100.4 million in cash dividends, partially offset by net income of $62.8 million. The cash dividends paid during the current year nine month period consisted of a $0.25 per share cash true-up dividend related to fiscal year 2015 earnings per the Company's dividend policy, a $0.25 per share True Blue® Capitol dividend, and three regular quarterly cash dividends totaling $0.255 per share. On July 21, 2016, the Company declared a regular quarterly cash dividend of $0.085 per share, or approximately $11.3 million, payable on August 19, 2016 to stockholders of record as of the close of business on August 5, 2016.

In October 2015, the Company announced a stock repurchase plan for up to $70.0 million of common stock. It is anticipated that shares will be purchased from time to time based upon market conditions and available liquidity. There is no expiration for this repurchase plan. The Company did not repurchase any shares during the nine month period ended June 30, 2016.

At June 30, 2016, Capitol Federal Financial, Inc., at the holding company level, had $93.6 million on deposit at the Bank. For fiscal year 2016, it is the intent of the Board of Directors and management to continue with the payout of 100% of the Company's earnings to its stockholders, in addition to the True Blue Capitol dividend paid in June 2016 which was funded with a $36.0 million capital contribution from the Bank. Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company.

The following table presents regular quarterly dividends and special dividends paid in calendar years 2016, 2015, and 2014. The amounts represent cash dividends paid during each period. For the quarter ending September 30, 2016, the amount presented represents the dividend payable on August 19, 2016 to stockholders of record as of August 5, 2016.

	Calendar Year
	2016		2015		2014
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$11,305	$0.085	$11,592	$0.085	$10,513	$0.075
Quarter ended June 30	11,311	0.085	11,585	0.085	10,399	0.075
Quarter ended September 30	11,323	0.085	11,385	0.085	10,318	0.075
Quarter ended December 31			11,303	0.085	10,226	0.075
True-up dividends paid			33,248	0.250	35,450	0.260
True Blue dividends paid	33,274	0.250	33,924	0.250	34,663	0.250
Calendar year-to-date dividends paid	$67,213	$0.505	$113,037	$0.840	$111,569	$0.810

Operating Results
The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2016	2016	2015	2015	2015
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$60,840	$60,732	$60,223	$59,761	$58,922
MBS	7,401	7,702	7,831	8,260	8,849
FHLB stock	3,050	3,006	3,152	3,167	3,132
Cash and cash equivalents	2,730	2,707	1,620	1,303	1,357
Investment securities	1,506	1,485	1,533	1,920	1,914
Total interest and dividend income	75,527	75,632	74,359	74,411	74,174

Interest expense:
FHLB borrowings	16,361	16,394	16,074	16,539	17,072
Deposits	9,749	9,213	8,799	8,390	8,377
Repurchase agreements	1,487	1,487	1,504	1,542	1,712
Total interest expense	27,597	27,094	26,377	26,471	27,161

Net interest income	47,930	48,538	47,982	47,940	47,013

Provision for credit losses	—	—	—	—	323

Net interest income
(after provision for credit losses)	47,930	48,538	47,982	47,940	46,690

Non-interest income	5,429	6,626	5,566	5,461	5,145
Non-interest expense	23,327	23,426	23,590	25,262	23,106
Income tax expense	9,481	10,211	9,240	9,354	9,127
Net income	$20,551	$21,527	$20,718	$18,785	$19,602

Efficiency ratio	43.72%	42.46%	44.05%	47.31%	44.30%

Basic EPS	$0.15	$0.16	$0.16	$0.14	$0.14
Diluted EPS	0.15	0.16	0.16	0.14	0.14

Comparison of Operating Results for the Nine Months Ended June 30, 2016 and 2015

For the nine month period ended June 30, 2016, the Company recognized net income of $62.8 million, or $0.47 per share, compared to net income of $59.3 million, or $0.43 per share, for the nine month period ended June 30, 2015. The $3.5 million, or 5.9%, increase in net income was due primarily to a $2.6 million increase in net interest income and a $1.9 million increase in non-interest income, partially offset by a $1.2 million increase in non-interest expense. The $2.6 million, or 1.9%, increase in net interest income from the prior year nine month period was due primarily to a $6.4 million decrease in interest expense on term borrowings, partially offset by a $3.0 million increase in interest expense on deposits.

Net income attributable to the daily leverage strategy was $1.7 million during the current year nine month period, compared to $2.2 million for the prior year nine month period. The decrease in net income attributable to the daily leverage strategy was due to an increase in the average FHLB line of credit borrowings rate, which was a larger increase than the increase in the average yield earned on the cash balances held at the Federal Reserve Bank.

The net interest margin increased three basis points, from 1.72% for the prior year nine month period to 1.75% for the current year nine month period. Excluding the effects of the daily leverage strategy, the net interest margin would have increased four basis points, from 2.07% for the prior year nine month period, to 2.11% for the current year nine month period. The increase in the net interest margin was due mainly to a decrease in interest expense on term borrowings, partially offset by an increase in interest expense on deposits. The Company's efficiency ratio was 43.40% for the current year nine month period compared to 43.88% for the prior year nine month period.

Interest and Dividend Income
The weighted average yield on total interest-earning assets increased three basis points, from 2.71% for the prior year nine month period to 2.74% for the current year nine month period, and the average balance of interest-earning assets increased $19.9 million from the prior year nine month period. Absent the impact of the daily leverage strategy, the weighted average yield on total interest-earning assets would have decreased one basis point, from 3.22% for the prior year nine month period to 3.21% for the current year nine month period, while the average balance would have increased $38.0 million. The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2016	2015	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$181,795	$175,739	$6,056	3.4%
MBS	22,934	28,387	(5,453)	(19.2)
FHLB stock	9,208	9,389	(181)	(1.9)
Cash and cash equivalents	7,057	4,174	2,883	69.1
Investment securities	4,524	5,262	(738)	(14.0)
Total interest and dividend income	$225,518	$222,951	$2,567	1.2

The increase in interest income on loans receivable was due to a $391.4 million increase in the average balance of the portfolio, partially offset by a nine basis point decrease in the weighted average yield on the portfolio, to 3.61% for the current year nine month period. Loan growth was funded through cash flows from the securities portfolio along with deposit growth. The decrease in the weighted average yield was due primarily to loans repricing to lower market rates and the origination and purchase of loans between periods at rates less than the existing portfolio rate, along with an increase in the amortization of premiums paid for correspondent loans as a result of prepayment activity.

The decrease in interest income on the MBS portfolio was due primarily to a $282.8 million decrease in the average balance of the portfolio as cash flows not reinvested were used to fund loan growth. Additionally, the weighted average yield on the MBS portfolio decreased six basis points, from 2.26% during the prior year nine month period to 2.20% for the current year nine month period. The decrease in the weighted average yield was due to an increase in the impact of net premium amortization, as well as the purchase of MBS with yields lower than the weighted average yield on the existing portfolio. Net premium amortization of $3.7 million during the current year nine month period decreased the weighted average yield on the portfolio by 35 basis points. During the prior year nine month period, $4.0 million of net premiums were amortized, which decreased the weighted average yield on the portfolio by 32 basis points. As of June 30, 2016, the remaining net balance of premiums on our portfolio of MBS was $14.4 million.

The increase in interest income on cash and cash equivalents was due primarily to a 17 basis point increase in the weighted average yield resulting from an increase in the yield earned on balances held at the Federal Reserve Bank.

The decrease in interest income on investment securities was due primarily to a $95.5 million decrease in the average balance, partially offset by a three basis point increase in the weighted average yield on the portfolio. Cash flows not reinvested in the portfolio were used to fund loan growth.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities decreased two basis points, from 1.13% for the prior year nine month period to 1.11% for the current year nine month period, while the average balance of interest-bearing liabilities increased $142.7 million from the prior year nine month period. Absent the impact of the daily leverage strategy, the weighted average rate paid on total interest-bearing liabilities would have decreased nine basis points from the prior year nine month period, to 1.28% for the current year nine month period, due primarily to a decrease in the cost of term borrowings, while the average balance of interest-bearing liabilities would have increased $160.8 million due primarily to growth in deposits. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2016	2015	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB advances	$41,569	$47,300	$(5,731)	(12.1)%
FHLB line of credit	7,260	3,958	3,302	83.4
Deposits	27,761	24,729	3,032	12.3
Repurchase agreements	4,478	5,136	(658)	(12.8)
Total interest expense	$81,068	$81,123	$(55)	(0.1)

The decrease in interest expense on FHLB advances was due primarily to a 23 basis point decrease in the weighted average rate paid on the portfolio, to 2.23% for the current year nine month period, mainly resulting from the prepayment of a $175.0 million advance between periods with an effective rate of 5.08%, which was replaced with a $175.0 million advance with an effective rate of 2.18%. The increase in interest expense on FHLB line of credit borrowings was due primarily to a 21 basis point increase in the weighted average rate paid on the borrowings.

The increase in interest expense on deposits was due to growth in the portfolio, and a four basis point increase in the weighted average rate, to 0.74% for the current year nine month period. The average balance of the deposit portfolio increased $258.3 million for the current year nine month period, with the majority of the increase in the retail deposit portfolio, specifically the certificates of deposit and checking portfolios.

The decrease in interest expense on repurchase agreements was due to the maturity between periods of a $20.0 million repurchase agreement at a rate of 4.45% that was not replaced.

Provision for Credit Losses
The Bank did not record a provision for credit losses during the current year nine month period, compared to a provision for credit losses during the prior year nine month period of $771 thousand, due to the continued low level of net loan charge-offs and delinquent loan balances. Net loan charge-offs were $131 thousand for the current year nine month period compared to $397 thousand for the prior year nine month period. The improvement in collateral values has assisted in lowering our net charge-off amounts compared to prior years. At June 30, 2016, loans 30 to 89 days delinquent were 0.30% of total loans and loans 90 or more days delinquent or in foreclosure were 0.26% of total loans.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2016	2015	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$11,097	$11,052	$45	0.4%
Income from BOLI	2,810	819	1,991	243.1
Insurance commissions	2,093	2,059	34	1.7
Loan fees	1,004	1,071	(67)	(6.3)
Other non-interest income	617	678	(61)	(9.0)
Total non-interest income	$17,621	$15,679	$1,942	12.4

The increase in income from BOLI was due mainly to the purchase of a new BOLI investment between periods, as well as to the receipt of death benefits in the current year period with no such proceeds in the prior year period.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2016	2015	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$31,604	$31,927	$(323)	(1.0)%
Occupancy, net	7,894	7,437	457	6.1
Information technology and communications	7,883	7,726	157	2.0
Federal insurance premium	4,158	4,092	66	1.6
Deposit and loan transaction costs	4,119	4,065	54	1.3
Regulatory and outside services	4,000	3,867	133	3.4
Advertising and promotional	3,190	2,707	483	17.8
Low income housing partnerships	2,815	3,404	(589)	(17.3)
Office supplies and related expense	2,016	1,560	456	29.2
Other non-interest expense	2,664	2,322	342	14.7
Total non-interest expense	$70,343	$69,107	$1,236	1.8

The increase in occupancy, net expense was due mainly to non-capitalizable costs and depreciation associated with the remodel of the Bank's Kansas City market area operations center. The increase in advertising and promotional expense was due primarily to the timing of media campaigns and sponsorships. The decrease in low income housing partnerships expense was due primarily to impairments of $611 thousand in the prior year period, compared to $85 thousand in the current year period. The increase in office supplies and related expense was due primarily to the purchase of cards enabled with chip card technology. The increase in other non-interest expense was due largely to higher deposit account charge-offs related to debit card fraud in the current year, along with an increase in expenses related to OREO operations due to an increase in properties with deferred maintenance and damage issues.

Management anticipates that salaries and employee benefits will decrease approximately $500 thousand from fiscal year 2015, a change from our estimate in the previous quarter of a $500 thousand increase from fiscal year 2015. The change in our projection was due mainly to lower than anticipated employee benefit expenses.

The Bank invests in low income housing partnerships that make equity investments in affordable housing properties and is a limited partner in these partnerships. Currently the Bank accounts for these partnerships using the equity method of accounting as two of the Bank's officers are involved in the operational management of the low income housing partnership investment group. It is anticipated that, effective September 30, 2016, those two Bank officers will discontinue their involvement in the operational management of the investment group. This will allow the Bank to report the results of the investments utilizing the proportional method of accounting, beginning October 1, 2016, which will better reflect the economics of our investment in the partnerships. In fiscal year 2017, the Bank will no longer report low income housing partnership expenses in non-interest expense. Rather, the pretax operating losses and related tax benefits of the investments will be reported as a component of income tax expense. If this change would have occurred during fiscal year 2016, the effective income tax rate would have been approximately 250 basis points higher and the efficiency ratio would have been approximately 175 basis points lower.

Income Tax Expense
Income tax expense was $28.9 million for the current year nine month period compared to $28.3 million for the prior year nine month period. The effective tax rate for the current year nine month period was 31.5% compared to 32.3% for the prior year nine month period. The decrease in the effective tax rate was due primarily to an increase in nontaxable income related to BOLI and higher low income housing tax credits in the current fiscal year. Management anticipates the effective tax rate for fiscal year 2016 will be approximately 32%, based on fiscal year 2016 estimates as of June 30, 2016.

Average Balance Sheet
The following table presents the average balances of our assets, liabilities, and stockholders' equity, and the related annualized weighted average yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated and the weighted average yield/rate on our interest-earning assets and interest-bearing liabilities at June 30, 2016. As previously discussed, the daily leverage strategy was not in place at June 30, 2016, so the end of period yields/rates presented at June 30, 2016 in the table below do not reflect the effects of this strategy. Weighted average yields are derived by dividing annualized income by the average balance of the related assets, and weighted average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived from average daily balances. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yields/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	At	For the Nine Months Ended
	June 30,	June 30, 2016			June 30, 2015
	2016	Average	Interest		Average	Interest
	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Rate	Amount	Paid	Rate	Amount	Paid	Rate
Assets:		(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	3.61%	$6,721,845	$181,795	3.61%	$6,330,461	$175,739	3.70%
MBS(2)	2.21	1,391,441	22,934	2.20	1,674,246	28,387	2.26
Investment securities(2)(3)	1.21	497,794	4,524	1.21	593,268	5,262	1.18
FHLB stock	5.98	205,434	9,208	5.99	209,749	9,389	5.98
Cash and cash equivalents	0.49	2,167,680	7,057	0.43	2,156,567	4,174	0.26
Total interest-earning assets(1)(2)	3.25	10,984,194	225,518	2.74	10,964,291	222,951	2.71
Other noninterest-earning assets		290,854			231,154
Total assets		$11,275,048			$11,195,445

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	0.04	$781,509	218	0.04	$723,699	204	0.04
Savings	0.20	323,300	464	0.19	304,716	335	0.15
Money market	0.24	1,168,086	2,054	0.23	1,147,014	1,999	0.23
Retail certificates	1.41	2,356,566	23,628	1.34	2,251,608	20,840	1.24
Wholesale certificates	0.65	370,784	1,397	0.50	314,942	1,351	0.57
Total deposits	0.78	5,000,245	27,761	0.74	4,741,979	24,729	0.70
FHLB advances(4)	2.18	2,491,414	41,569	2.23	2,571,417	47,300	2.46
FHLB line of credit	—	2,056,570	7,260	0.46	2,072,162	3,958	0.25
FHLB borrowings	2.18	4,547,984	48,829	1.43	4,643,579	51,258	1.47
Repurchase agreements	2.94	200,000	4,478	2.94	220,000	5,136	3.08
Total borrowings	2.24	4,747,984	53,307	1.49	4,863,579	56,394	1.55
Total interest-bearing liabilities	1.28	9,748,229	81,068	1.11	9,605,558	81,123	1.13
Other noninterest-bearing liabilities		118,180			107,457
Stockholders' equity		1,408,639			1,482,430
Total liabilities and stockholders' equity		$11,275,048			$11,195,445

					(Continued)

	At	For the Nine Months Ended
	June 30,	June 30, 2016			June 30, 2015
	2016	Average	Interest		Average	Interest
	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Rate	Balance	Paid	Rate	Balance	Paid	Rate
		(Dollars in thousands)

Net interest income(5)			$144,450			$141,828
Net interest rate spread(6)(11)	1.97%			1.63%			1.58%
Net interest-earning assets		$1,235,965			$1,358,733
Net interest margin(7)(11)				1.75			1.72
Ratio of interest-earning assets
to interest-bearing liabilities				1.13x			1.14x

Selected performance ratios:
Return on average assets (annualized)(11)				0.74%			0.71%
Return on average equity (annualized)(11)				5.94			5.33
Average equity to average assets				12.49			13.24
Operating expense ratio(8)				0.83			0.82
Efficiency ratio(9)				43.40			43.88
Pre-tax yield on daily leverage strategy(10)				0.16			0.21

					(Concluded)

(1)
Calculated net of unearned loan fees, deferred costs, and undisbursed loan funds. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)	The average balance of investment securities includes an average balance of nontaxable securities of $37.6 million and $36.6 million for the nine months ended June 30, 2016 and 2015, respectively.

(4)	The balance and rate of FHLB advances are stated net of deferred gains and deferred prepayment penalties.

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

(11)
The table below presents certain financial ratios showing the financial results of the daily leverage strategy, along with financial ratios without the effects of the daily leverage strategy. Since the daily leverage strategy only involves assets and liabilities, there is no direct equity impact of the daily leverage strategy, outside of generating additional earnings. Therefore, the return on average equity of the daily leverage strategy is not applicable (N/A). Management believes it is important for comparability purposes to provide the financial ratios without the daily leverage strategy because of the unique nature of the daily leverage strategy.

	For the Nine Months Ended
	June 30, 2016		June 30, 2015
	Daily	Reported without	Daily	Reported without
	Leverage	the Daily	Leverage	the Daily
	Strategy	Leverage Strategy	Strategy	Leverage Strategy
Return on average assets (annualized)	0.11%	0.88%	0.14%	0.84%
Return on average equity (annualized)	N/A	5.79	N/A	5.14
Net interest margin	0.22	2.11	0.26	2.07
Average net interest rate spread	0.22	1.93	0.27	1.85

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the nine months ended June 30, 2016 to the nine months ended June 30, 2015. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Nine Months Ended
	June 30, 2016 vs. June 30, 2015
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$10,563	$(4,507)	$6,056
MBS	(4,680)	(773)	(5,453)
Investment securities	(865)	127	(738)
FHLB stock	(163)	(18)	(181)
Cash and cash equivalents	22	2,861	2,883
Total interest-earning assets	4,877	(2,310)	2,567

Interest-bearing liabilities:
Checking	17	(3)	14
Savings	22	107	129
Money market	42	13	55
Certificates of deposit	1,480	1,354	2,834
FHLB borrowings	(1,349)	(1,080)	(2,429)
Repurchase agreements	(442)	(216)	(658)
Total interest-bearing liabilities	(230)	175	(55)

Net change in net interest and dividend income	$5,107	$(2,485)	$2,622

Comparison of Operating Results for the Three Months Ended June 30, 2016 and 2015

For the quarter ended June 30, 2016, the Company recognized net income of $20.6 million, or $0.15 per share, compared to net income of $19.6 million, or $0.14 per share, for the quarter ended June 30, 2015. The $949 thousand, or 4.8%, increase in net income was due primarily to a $917 thousand increase in net interest income resulting from a decrease in interest expense on term borrowings, partially offset by an increase in interest expense on deposits.

Net income attributable to the daily leverage strategy was $532 thousand during the current year quarter, compared to $699 thousand for the prior year quarter. The decrease in the net income attributable to the daily leverage strategy was due to an increase in the FHLB line of credit borrowings rate, which was larger than the increase in the yield earned on the cash at the Federal Reserve Bank.

The net interest margin increased two basis points, from 1.71% for the prior year quarter to 1.73% for the current year quarter. Excluding the effects of the daily leverage strategy, the net interest margin would have increased four basis points, from 2.05% for the prior year quarter to 2.09% for the current year quarter. The increase in the net interest margin was due mainly to a decrease in interest expense on term borrowings, partially offset by an increase in interest expense on deposits.

Interest and Dividend Income
The weighted average yield on total interest-earning assets increased four basis points, from 2.69% for the prior year quarter to 2.73% for the current year quarter, and the average balance of interest-earning assets increased $38.3 million from the prior year quarter. Absent the impact of the daily leverage strategy, the weighted average yield on total interest-earning assets would have decreased one basis point, from 3.20% for the prior year quarter to 3.19% for the current year quarter. The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2016	2015	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$60,840	$58,922	$1,918	3.3%
MBS	7,401	8,849	(1,448)	(16.4)
FHLB stock	3,050	3,132	(82)	(2.6)
Cash and cash equivalents	2,730	1,357	1,373	101.2
Investment securities	1,506	1,914	(408)	(21.3)
Total interest and dividend income	$75,527	$74,174	$1,353	1.8

The increase in interest income on loans receivable was due to a $375.4 million increase in the average balance of the portfolio, partially offset by a nine basis point decrease in the weighted average yield on the portfolio, to 3.58% for the current year quarter. Loan growth was funded through cash flows from the securities portfolio along with deposit growth. The decrease in the weighted average yield was due primarily to loans repricing to lower market rates and the origination and purchase of loans between periods at rates less than the existing portfolio rate, along with an increase in the amortization of premiums paid for correspondent loans as a result of prepayment activity.

The decrease in interest income on the MBS portfolio was due primarily to a $215.6 million decrease in the average balance of the portfolio as cash flows not reinvested were used to fund loan growth. Additionally, the weighted average yield on the MBS portfolio decreased seven basis points, from 2.21% during the prior year quarter to 2.14% for the current year quarter. The decrease in the weighted average yield was due mainly to an increase in the impact of net premium amortization. During the current year quarter, $1.4 million of net premiums on MBS were amortized, which decreased the weighted average yield on the portfolio by 40 basis points. During the prior year quarter, $1.4 million of net premiums were amortized, which decreased the weighted average yield on the portfolio by 35 basis points.

The increase in interest income on cash and cash equivalents was due primarily to a 25 basis point increase in the weighted average yield resulting from an increase in yield earned on balances held at the Federal Reserve Bank. The decrease in interest income on investment securities was due primarily to a $134.6 million decrease in the average balance of the portfolio as cash flows not reinvested were used to fund loan growth.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities increased one basis point, from 1.12% for the prior year quarter to 1.13% for the current year quarter, and the average balance of interest-bearing liabilities increased $148.3 million from the prior year quarter due to deposit growth. Absent the impact of the daily leverage strategy, the weighted average rate paid on total interest-bearing liabilities would have decreased seven basis points from the prior year quarter to 1.29%, due primarily to a decrease in the cost of term borrowings. The following table presents the components of interest expense for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2016	2015	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB advances	$13,515	$15,718	$(2,203)	(14.0)%
FHLB line of credit	2,846	1,354	1,492	110.2
Deposits	9,749	8,377	1,372	16.4
Repurchase agreements	1,487	1,712	(225)	(13.1)
Total interest expense	$27,597	$27,161	$436	1.6

The decrease in interest expense on FHLB advances was due primarily to a 24 basis point decrease in the weighted average rate paid on the portfolio to 2.21% for the current year quarter, mainly as a result of the prepayment of a $175.0 million advance between periods with an effective rate of 5.08%, which was replaced with a $175.0 million advance with an effective rate of 2.18%. The increase in interest expense on FHLB line of credit borrowings was due primarily to a 28 basis point increase in the weighted average rate paid on the borrowings.

The increase in interest expense on deposits was due primarily to a seven basis point increase in the weighted average rate to 0.77% for the current year quarter, along with growth in deposits. The average balance of the deposit portfolio increased $268.8 million compared to the prior year quarter, with the majority of the increase in the higher costing retail certificate of deposit portfolio.

Provision for Credit Losses
The Bank did not record a provision for credit losses during the current year quarter, compared to a provision for credit losses during the prior year quarter of $323 thousand, due to the continued low level of net loan charge-offs and delinquent loan balances.  The Bank recognized a net recovery of $119 thousand for the current year quarter, compared to net charge-offs of $128 thousand for the prior year quarter.  At June 30, 2016, loans 30 to 89 days delinquent were 0.30% of total loans and loans 90 or more days delinquent or in foreclosure were 0.26% of total loans.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2016	2015	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$3,725	$3,798	$(73)	(1.9)%
Income from BOLI	648	251	397	158.2
Insurance commissions	517	537	(20)	(3.7)
Loan fees	326	340	(14)	(4.1)
Other non-interest income	213	219	(6)	(2.7)
Total non-interest income	$5,429	$5,145	$284	5.5

The increase in income from BOLI was due mainly to the purchase of a new BOLI investment between periods.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2016	2015	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$10,829	$11,038	$(209)	(1.9)%
Occupancy, net	2,606	2,557	49	1.9
Information technology and communications	2,716	2,573	143	5.6
Federal insurance premium	1,377	1,342	35	2.6
Deposit and loan transaction costs	1,449	1,435	14	1.0
Regulatory and outside services	1,370	1,365	5	0.4
Advertising and promotional	1,053	1,069	(16)	(1.5)
Low income housing partnerships	721	492	229	46.5
Office supplies and related expense	545	499	46	9.2
Other non-interest expense	661	736	(75)	(10.2)
Total non-interest expense	$23,327	$23,106	$221	1.0

The increase in low income housing partnerships expense was due primarily to an increase in amortization expense.

The Company's efficiency ratio was 43.72% for the current year quarter compared to 44.30% for the prior year quarter. The change in the efficiency ratio was due primarily to an increase in net interest income.

Income Tax Expense
Income tax expense was $9.5 million for the current year quarter compared to $9.1 million for the prior year quarter. The $354 thousand increase was due to an increase in pre-tax income. The effective tax rate for the current year quarter was 31.6% compared to 31.8% for the prior year quarter.

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

	For the Three Months Ended
	June 30, 2016			June 30, 2015
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$6,797,602	$60,840	3.58%	$6,422,240	$58,922	3.67%
MBS(2)	1,386,470	7,401	2.14	1,602,047	8,849	2.21
Investment securities(2)(3)	501,757	1,506	1.20	636,368	1,914	1.20
FHLB stock	204,870	3,050	5.99	209,890	3,132	5.98
Cash and cash equivalents	2,160,016	2,730	0.50	2,141,864	1,357	0.25
Total interest-earning assets(1)(2)	11,050,715	75,527	2.73	11,012,409	74,174	2.69
Other noninterest-earning assets	290,258			229,657
Total assets	$11,340,973			$11,242,066

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$801,782	74	0.04	$751,078	70	0.04
Savings	333,067	156	0.19	311,504	115	0.15
Money market	1,174,471	686	0.23	1,146,468	665	0.23
Retail certificates	2,401,381	8,287	1.39	2,283,125	7,158	1.26
Wholesale certificates	360,026	546	0.61	309,765	369	0.48
Total deposits	5,070,727	9,749	0.77	4,801,940	8,377	0.70
FHLB advances(4)	2,464,094	13,515	2.21	2,572,293	15,718	2.45
FHLB line of credit	2,084,616	2,846	0.54	2,076,924	1,354	0.26
FHLB borrowings	4,548,710	16,361	1.44	4,649,217	17,072	1.47
Repurchase agreements	200,000	1,487	2.94	220,000	1,712	3.08
Total borrowings	4,748,710	17,848	1.51	4,869,217	18,784	1.54
Total interest-bearing liabilities	9,819,437	27,597	1.13	9,671,157	27,161	1.12
Other noninterest-bearing liabilities	111,382			89,052
Stockholders' equity	1,410,154			1,481,857
Total liabilities and stockholders' equity	$11,340,973			$11,242,066
					(Continued)

	For the Three Months Ended
	June 30, 2016			June 30, 2015
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
	(Dollars in thousands)

Net interest income(5)		$47,930			$47,013
Net interest rate spread(6)(11)			1.60%			1.57%
Net interest-earning assets	$1,231,278			$1,341,252
Net interest margin(7)(11)			1.73			1.71
Ratio of interest-earning assets
to interest-bearing liabilities			1.13x			1.14x

Selected performance ratios:
Return on average assets (annualized)(11)			0.72%			0.70%
Return on average equity (annualized)(11)			5.83			5.29
Average equity to average assets			12.43			13.18
Operating expense ratio(8)			0.82			0.82
Efficiency ratio(9)			43.72			44.30
Pre-tax yield on daily leverage strategy(10)			0.15			0.20

					(Concluded)

(1)
Calculated net of unearned loan fees, deferred costs, and undisbursed loan funds. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)
The average balance of investment securities includes an average balance of nontaxable securities of $36.6 million and $37.9 million for the three months ended June 30, 2016 and June 30, 2015, respectively.

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

(11)
The table below presents certain financial ratios showing the financial results of the daily leverage strategy, along with financial ratios without the effects of the daily leverage strategy. Since the daily leverage strategy only involves assets and liabilities, there is no direct equity impact of the daily leverage strategy, outside of generating additional earnings. Therefore, the return on average equity of the daily leverage strategy is not applicable (N/A). Management believes it is important for comparability purposes to provide the financial ratios without the daily leverage strategy because of the unique nature of the daily leverage strategy.

	For the Three Months Ended
	June 30, 2016		June 30, 2015
	Daily	Reported without	Daily	Reported without
	Leverage	the Daily	Leverage	the Daily
	Strategy	Leverage Strategy	Strategy	Leverage Strategy
Return on average assets (annualized)	0.10%	0.86%	0.13%	0.83%
Return on average equity (annualized)	N/A	5.68	N/A	5.10
Net interest margin	0.21	2.09	0.25	2.05
Average net interest rate spread	0.21	1.90	0.25	1.84

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended June 30, 2016 to the three months ended June 30, 2015. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended June 30,
	2016 vs. 2015
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$3,350	$(1,432)	$1,918
MBS	(1,159)	(289)	(1,448)
Investment securities	(404)	(4)	(408)
FHLB stock	(75)	(7)	(82)
Cash and cash equivalents	12	1,361	1,373
Total interest-earning assets	1,724	(371)	1,353

Interest-bearing liabilities:
Checking	5	(1)	4
Savings	8	34	42
Money market	16	4	20
Certificates of deposit	509	797	1,306
FHLB borrowings	(601)	(110)	(711)
Repurchase agreements	(151)	(74)	(225)
Total interest-bearing liabilities	(214)	650	436

Net change in net interest and dividend income	$1,938	$(1,021)	$917

Comparison of Operating Results for the Three Months Ended June 30, 2016 and March 31, 2016

Net income decreased $976 thousand, or 4.5%, from the quarter ended March 31, 2016 to $20.6 million, or $0.15 per share, for the quarter ended June 30, 2016, due primarily to a decrease in non-interest income. Net income attributable to the daily leverage strategy was $532 thousand during the current quarter compared to $561 thousand for the prior quarter.

Net interest income decreased $608 thousand, or 1.3%, from the prior quarter to $47.9 million for the current quarter. The decrease was due primarily to an increase in interest expense on deposits, specifically an increase in the cost of our certificate of deposit portfolio. The net interest margin decreased five basis points from 1.78% for the prior quarter to 1.73% for the current quarter. Excluding the effects of the daily leverage strategy, the net interest margin would have been 2.09% for the current quarter compared to 2.13% for the prior quarter. The four basis point decrease was due mainly to a decrease in yield on loans receivable and the MBS portfolio, along with an increase in the cost of retail certificates of deposit, partially offset by a shift in the mix of interest-earning assets.

Interest and Dividend Income
The weighted average yield on total interest-earning assets for the current quarter decreased four basis points from the prior quarter, to 2.73%, while the average balance of interest-earning assets increased $125.8 million between the two periods. Absent the impact of the daily leverage strategy, the weighted average yield on total interest-earning assets would have decreased three basis points from the prior quarter, to 3.19%, while the average balance would have increased $56.6 million. The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2016	2016	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$60,840	$60,732	$108	0.2%
MBS	7,401	7,702	(301)	(3.9)
FHLB stock	3,050	3,006	44	1.5
Cash and cash equivalents	2,730	2,707	23	0.8
Investment securities	1,506	1,485	21	1.4
Total interest and dividend income	$75,527	$75,632	$(105)	(0.1)

The increase in interest income on loans receivable was due to a $80.4 million increase in the average balance of the portfolio, partially offset by a four basis point decrease in the weighted average yield on the portfolio, to 3.58% for the current quarter. The loan growth was largely funded with cash flows from the securities portfolio during the current quarter. The decrease in yield was due primarily to an increase in the amortization of premiums paid for correspondent loans as a result of increased prepayment activity, mainly related to fixed-rate loans in this portfolio.

The decrease in interest income on MBS was due to a 10 basis point decrease in the weighted average yield on the portfolio, to 2.14% for the current quarter. The decrease in the weighted average yield was due mainly to an increase in net premium amortization. During the current quarter, $1.4 million of net premiums on MBS were amortized, which decreased the weighted average yield on the portfolio by 40 basis points. During the prior quarter, $1.1 million of net premiums were amortized, which decreased the weighted average yield on the portfolio by 32 basis points.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities increased one basis point from the prior quarter, to 1.13%, and the average balance of interest-bearing liabilities increased $111.3 million between the two periods. Absent the impact of the daily leverage strategy, the weighted average rate paid on total interest-bearing liabilities would have increased two basis points from the prior quarter, to 1.29%, and the average balance would have increased $42.0 million. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2016	2016	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB advances	$13,515	$13,729	$(214)	(1.6)%
FHLB line of credit	2,846	2,665	181	6.8
Deposits	9,749	9,213	536	5.8
Repurchase agreements	1,487	1,487	—	—
Total interest expense	$27,597	$27,094	$503	1.9

The decrease in interest expense on FHLB advances was due primarily to a two basis point decrease in the average rate paid on the portfolio, to 2.21% for the current quarter. During the current quarter, a $100.0 million advance with an effective rate of 3.17% matured and was replaced with a $100.0 million advance with a rate of 1.82%. The increase in interest expense on FHLB line of credit borrowings was due mainly to a $76.9 million increase in the average balance, as well as a one basis point increase in the average rate paid on the borrowings, to 0.54% for the current quarter.

The increase in interest expense on deposits was due primarily to a three basis point increase in the weighted average rate paid on the deposit portfolio, to 0.77% for the current quarter, due mainly to an increase in the weighted average rate paid on the certificate of deposit portfolio, as well as a $41.6 million increase in the average balance of the deposit portfolio. The weighted average rate of the retail certificate of deposit portfolio increased six basis points during the current quarter, to 1.39%, due primarily to a full quarter impact of a promotional campaign on Presidents' Day during the prior quarter.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2016	2016	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$3,725	$3,558	$167	4.7%
Income from BOLI	648	1,459	(811)	(55.6)
Insurance commissions	517	1,060	(543)	(51.2)
Loan fees	326	336	(10)	(3.0)
Other non-interest income	213	213	—	—
Total non-interest income	$5,429	$6,626	$(1,197)	(18.1)

The increase in retail fees and charges was due primarily to an increase in debit card income, due in part to seasonality, and an increase in service charges earned. The decrease in income from BOLI was due primarily to the receipt of death benefits during the prior quarter and no such proceeds in the current quarter. The decrease in insurance commissions was due largely to the receipt of annual commissions from certain insurance providers during the prior quarter and no such commissions in the current quarter.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2016	2016	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$10,829	$10,288	$541	5.3%
Occupancy, net	2,606	2,616	(10)	(0.4)
Information technology and communications	2,716	2,609	107	4.1
Federal insurance premium	1,377	1,399	(22)	(1.6)
Deposit and loan transaction costs	1,449	1,396	53	3.8
Regulatory and outside services	1,370	1,144	226	19.8
Advertising and promotional	1,053	983	70	7.1
Low income housing partnerships	721	1,321	(600)	(45.4)
Office supplies and related expense	545	584	(39)	(6.7)
Other non-interest expense	661	1,086	(425)	(39.1)
Total non-interest expense	$23,327	$23,426	$(99)	(0.4)

The increase in salaries and employee benefits expense was due primarily to compensation expense on unallocated ESOP shares related to the $0.25 per share True Blue Capitol dividend paid in June 2016. During the current quarter, $407 thousand of ESOP compensation expense was recognized related to the True Blue Capitol dividend. Similar to the current quarter, this dividend will result in $407 thousand of ESOP compensation expense in the fourth quarter of fiscal year 2016. The increase in regulatory and outside services was due primarily to the timing of external audit fees. The decrease in low income housing partnerships expense was due primarily to a decrease in amortization expense. The decrease in other non-interest expenses was due mainly to a decrease in expenses related to OREO operations, as well as a decrease in deposit account charge-offs related to debit card fraud.

The Company's efficiency ratio was 43.72% for the current quarter compared to 42.46% for the prior quarter. The change in the efficiency ratio was due primarily to a decrease in non-interest income and net interest income. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A lower value indicates that the financial institution is generating revenue with a lower level of expense.

Income Tax Expense
Income tax expense was $9.5 million for the current quarter compared to $10.2 million for the prior quarter. The decrease between periods was due primarily to a decrease in pre-tax income, as well as to a decrease in the effective income tax rate, from 32.2% for the prior quarter, to 31.6% for the current quarter. The decrease in the effective income tax rate between quarters was primarily a result of higher deductible expenses associated with dividends paid on allocated ESOP shares due to the True Blue Capitol dividend paid in June 2016.

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

	For the Three Months Ended
	June 30, 2016			March 31, 2016
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$6,797,602	$60,840	3.58%	$6,717,174	$60,732	3.62%
MBS(2)	1,386,470	7,401	2.14	1,374,917	7,702	2.24
Investment securities(2)(3)	501,757	1,506	1.20	488,493	1,485	1.22
FHLB stock	204,870	3,050	5.99	202,006	3,006	5.98
Cash and cash equivalents	2,160,016	2,730	0.50	2,142,320	2,707	0.50
Total interest-earning assets(1)(2)	11,050,715	75,527	2.73	10,924,910	75,632	2.77
Other noninterest-earning assets	290,258			295,430
Total assets	$11,340,973			$11,220,340

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$801,782	74	0.04	$785,149	72	0.04
Savings	333,067	156	0.19	323,572	168	0.21
Money market	1,174,471	686	0.23	1,170,684	683	0.23
Retail certificates	2,401,381	8,287	1.39	2,357,389	7,805	1.33
Wholesale certificates	360,026	546	0.61	392,286	485	0.50
Total deposits	5,070,727	9,749	0.77	5,029,080	9,213	0.74
FHLB advances(4)	2,464,094	13,515	2.21	2,471,404	13,729	2.23
FHLB line of credit	2,084,616	2,846	0.54	2,007,692	2,665	0.53
FHLB borrowings	4,548,710	16,361	1.44	4,479,096	16,394	1.47
Repurchase agreements	200,000	1,487	2.94	200,000	1,487	2.94
Total borrowings	4,748,710	17,848	1.51	4,679,096	17,881	1.53
Total interest-bearing liabilities	9,819,437	27,597	1.13	9,708,176	27,094	1.12
Other noninterest-bearing liabilities	111,382			110,635
Stockholders' equity	1,410,154			1,401,529
Total liabilities and stockholders' equity	$11,340,973			$11,220,340
					(Continued)

	For the Three Months Ended
	June 30, 2016			March 31, 2016
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
	(Dollars in thousands)

Net interest income(5)		$47,930			$48,538
Net interest rate spread(6)(11)			1.60%			1.65%
Net interest-earning assets	$1,231,278			$1,216,734
Net interest margin(7)(11)			1.73			1.78
Ratio of interest-earning assets
to interest-bearing liabilities			1.13x			1.13x

Selected performance ratios:
Return on average assets (annualized)(11)			0.72%			0.77%
Return on average equity (annualized)(11)			5.83			6.14
Average equity to average assets			12.43			12.49
Operating expense ratio(8)			0.82			0.84
Efficiency ratio(9)			43.72			42.46
Pre-tax yield on daily leverage strategy(10)			0.15			0.16

					(Concluded)

(1)
Calculated net of unearned loan fees, deferred costs, and undisbursed loan funds. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)
The average balance of investment securities includes an average balance of nontaxable securities of $36.6 million and $37.9 million for the three months ended June 30, 2016 and March 31, 2016, respectively.

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

(11)
The table below presents certain financial ratios showing the financial results of the daily leverage strategy, along with financial ratios without the effects of the daily leverage strategy. Since the daily leverage strategy only involves assets and liabilities, there is no direct equity impact of the daily leverage strategy, outside of generating additional earnings. Therefore, the return on average equity of the daily leverage strategy is not applicable (N/A). Management believes it is important for comparability purposes to provide the financial ratios without the daily leverage strategy because of the unique nature of the daily leverage strategy.

	For the Three Months Ended
	June 30, 2016		March 31, 2016
	Daily	Reported without	Daily	Reported without
	Leverage	the Daily	Leverage	the Daily
	Strategy	Leverage Strategy	Strategy	Leverage Strategy
Return on average assets (annualized)	0.10%	0.86%	0.11%	0.91%
Return on average equity (annualized)	N/A	5.68	N/A	5.98
Net interest margin	0.21	2.09	0.22	2.13
Average net interest rate spread	0.21	1.90	0.22	1.95

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended June 30, 2016 to the three months ended March 31, 2016. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous quarter's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous quarter. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended
	June 30, 2016 vs. March 31, 2016
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$713	$(605)	$108
MBS	64	(365)	(301)
Investment securities	40	(19)	21
FHLB stock	42	2	44
Cash and cash equivalents	23	—	23
Total interest-earning assets	882	(987)	(105)

Interest-bearing liabilities:
Checking	2	—	2
Savings	4	(16)	(12)
Money market	2	—	2
Certificates of deposit	36	508	544
FHLB borrowings	62	(95)	(33)
Repurchase agreements	—	—	—
Total interest-bearing liabilities	106	397	503

Net change in net interest and dividend income	$776	$(1,384)	$(608)

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

In the event short-term liquidity needs exceed available cash, the Bank has access to a line of credit at FHLB and the Federal Reserve Bank discount window. When the daily leverage strategy is in place, the Bank maintains the resulting excess cash reserves from the borrowings on the FHLB line of credit at the Federal Reserve Bank, which can be used to meet any short-term liquidity needs. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of regulatory total assets without the pre-approval of FHLB senior management. In June 2016, the president of FHLB approved an increase, through July 2017, in the Bank's borrowing limit to 55% of Bank Call Report total assets. The amount that can be borrowed from the Federal Reserve Bank discount window is based upon the fair value of securities pledged as collateral and certain other characteristics of those securities, and is used only when other sources of short-term liquidity are unavailable. Management tests the Bank's access to the Federal Reserve Bank discount window annually with a nominal, overnight borrowing.

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

The Bank's internal policy limits total borrowings to 55% of total assets. At June 30, 2016, the Bank had term borrowings, at par, of $2.68 billion, or approximately 29% of total assets.

The amount of FHLB advances outstanding at June 30, 2016 was $2.48 billion, of which $500.0 million was scheduled to mature in the next 12 months. All FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB. At June 30, 2016, the Bank's ratio of the par value of FHLB borrowings to Call Report total assets was 27%. When the full daily leverage strategy is in place, FHLB borrowings are in excess of 40% of the Bank's Call Report total assets, and are expected to be in excess of 40% as long as the Bank continues its daily leverage strategy and FHLB senior management continues to approve the Bank's borrowing limit being in excess of 40% of Call Report total assets. All or a portion of the borrowings against the FHLB line of credit in conjunction with the daily leverage strategy could be repaid at any point in time while the strategy is in effect, if necessary. Additionally, the Bank could utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At June 30, 2016, the Bank had $1.12 billion of securities that were eligible but unused as collateral for borrowing or other liquidity needs.

At June 30, 2016, the Bank had repurchase agreements of $200.0 million, or approximately 2% of total assets, none of which was scheduled to mature in the next 12 months. The Bank may enter into additional repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to a total borrowings limit of 55% discussed above. The Bank has pledged securities with an estimated fair value of $214.2 million as collateral for repurchase agreements as of June 30, 2016. The securities pledged for the repurchase agreements will be delivered back to the Bank when the repurchase agreements mature.

The Bank has access to other sources of funds for liquidity purposes, such as brokered and public unit deposits. As of June 30, 2016, the Bank's policy allowed for combined brokered and public unit deposits up to 15% of total deposits. At June 30, 2016, the Bank had public unit deposits totaling $368.3 million, which had an average remaining term to maturity of eight months, or approximately 7% of total deposits, and no brokered deposits. Management continuously monitors the wholesale deposit market for opportunities to obtain funds at attractive rates. The Bank had pledged securities with an estimated fair value of $399.0 million as collateral for public unit deposits at June 30, 2016. The securities pledged as collateral for public unit deposits are held under joint custody by FHLB and generally will be released upon deposit maturity.

At June 30, 2016, $1.09 billion of the Bank's $2.77 billion of certificates of deposit was scheduled to mature within one year. Included in the $1.09 billion was $293.7 million of public unit deposits. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products at the prevailing rate, although no assurance can be given in this regard.  We also anticipate the majority of the $293.7 million of maturing public unit deposits will be replaced with similar wholesale funding products.

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

At June 30, 2016, cash and cash equivalents totaled $152.8 million, compared to $105.6 million at September 30, 2015, excluding cash related to the daily leverage strategy. The increase in operating cash between periods was due primarily to the redemption of FHLB stock in conjunction with the removal of the entire daily leverage strategy at June 30, 2016. A majority of the cash received from the redemption of the FHLB stock was used to reacquire FHLB stock when the full daily leverage strategy was reinstated on July 1, 2016.

The following table presents the contractual maturities of our loan, MBS, and investment securities portfolios at June 30, 2016, along with associated weighted average yields. Loans and securities which have adjustable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses. As of June 30, 2016, the amortized cost of investment securities in our portfolio which are callable or have pre-refunding dates within one year was $326.7 million.

	Loans(1)		MBS		Investment Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Amounts due:
Within one year	$130,083	3.84%	$2	4.12%	$31,645	1.50%	$161,730	3.38%

After one year:
Over one to two years	167,892	3.90	1,575	3.80	253,023	1.12	422,490	2.23
Over two to three years	22,783	4.68	21,943	4.32	80,609	1.10	125,335	2.31
Over three to five years	39,887	4.43	69,609	3.04	137,391	1.34	246,887	2.32
Over five to ten years	457,995	3.93	449,050	2.17	6,324	1.67	913,369	3.05
Over ten to fifteen years	1,420,710	3.26	358,867	1.86	—	—	1,779,577	2.98
After fifteen years	4,799,252	3.66	443,435	2.29	1,753	1.91	5,244,440	3.54
Total due after one year	6,908,519	3.61	1,344,479	2.21	479,100	1.19	8,732,098	3.26

	$7,038,602	3.61	$1,344,481	2.21	$510,745	1.21	$8,893,828	3.26

(1)
Demand loans, loans having no stated maturity, and overdraft loans are included in the amounts due within one year. Construction loans are presented based on the term to complete construction. The maturity date for home equity loans assumes the customer always makes the required minimum payment.

Limitations on Dividends and Other Capital Distributions

Office of the Comptroller of the Currency ("OCC") regulations impose restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Under FRB and OCC safe harbor regulations, savings institutions generally may make capital distributions during any calendar year equal to earnings of the previous two calendar years and current year-to-date earnings. Savings institutions must also maintain an applicable capital conservation buffer above minimum risk-based capital requirements in order to avoid restrictions on capital distributions, including dividends. A savings institution that is a subsidiary of a savings and loan holding company, such as the Company, that proposes to make a capital distribution must submit written notice to the OCC and FRB 30 days prior to such distribution. The OCC and FRB may object to the distribution during that 30-day period based on safety and soundness or other concerns. Savings institutions that desire to make a larger capital distribution, are under special restrictions, or are not, or would not be, sufficiently capitalized following a proposed capital distribution must obtain regulatory non-objection prior to making such a distribution.

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

The maximum balance of short-term FHLB borrowings outstanding at any month-end during the nine months ended June 30, 2016 was $2.60 billion, and the average balance of short-term FHLB borrowings outstanding during this period was $2.41 billion at a weighted average contractual rate of 0.63%. The majority of the short-term FHLB borrowings amount related to borrowings on the FHLB line of credit in conjunction with the daily leverage strategy. This compares to a balance of short-term FHLB borrowings outstanding at June 30, 2016 of $500.0 million at a weighted average contractual rate of 2.24%.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company's consolidated financial statements for the quarter ended June 30, 2016, or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well-capitalized" status for the Bank and Company in accordance with regulatory standards. As of June 30, 2016, the Bank and Company exceeded all regulatory capital requirements. The following table presents the regulatory capital ratios of the Bank and the Company at June 30, 2016.

				Regulatory
			Minimum	Requirement For
	Bank	Company	Regulatory	"Well-Capitalized"
	Ratios	Ratios	Requirement	Status of Bank
Tier 1 leverage ratio	10.9%	12.1%	4.0%	5.0%
Common equity tier 1 capital ratio	28.8	32.0	4.5	6.5
Tier 1 capital ratio	28.8	32.0	6.0	8.0
Total capital ratio	29.0	32.3	8.0	10.0

The following table presents a reconciliation of equity under GAAP to regulatory capital amounts, as of June 30, 2016, for the Bank and the Company (dollars in thousands):

	Bank	Company
Total equity as reported under GAAP	$1,240,932	$1,380,815
Unrealized gains on AFS securities	(6,820)	(6,820)
Total tier 1 capital	1,234,112	1,373,995
ACL	9,312	9,312
Total capital	$1,243,424	$1,383,307

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Asset and Liability Management and Market Risk
For a complete discussion of the Bank's asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Bank's portfolios, see "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K for the year ended September 30, 2015. The analysis presented in the tables below reflects the level of market risk at the Bank, including the cash the holding company has on deposit at the Bank.

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

The general objective of our interest rate risk management program is to determine and manage an appropriate level of interest rate risk while maximizing net interest income in a manner consistent with our policy to manage, to the extent practicable, the exposure of net interest income to changes in market interest rates. The Board of Directors and Asset and Liability Management Committee ("ALCO") regularly review the Bank's interest rate risk exposure by forecasting the impact of hypothetical, alternative interest rate environments on net interest income and the market value of portfolio equity ("MVPE") at various dates. The MVPE is defined as the net of the present value of cash flows from existing assets, liabilities, and off-balance sheet instruments. The present values are determined based upon market conditions as of the date of the analysis, as well as in alternative interest rate environments providing potential changes in the MVPE under those alternative interest rate environments. Net interest income is projected in the same alternative interest rate environments with both a static balance sheet and management strategies considered. The MVPE and net interest income analysis are also conducted to estimate our sensitivity to rates for future time horizons based upon market conditions as of the date of the analysis. In addition to the interest rate environments presented below, management also reviews the impact of non-parallel rate shock scenarios on a quarterly basis. These scenarios consist of flattening and steepening the yield curve by changing short-term and long-term interest rates independent of each other, and simulating cash flows and determining valuations as a result of these hypothetical changes in interest rates to identify rate environments that pose the greatest risk to the Bank. This analysis helps management quantify the Bank's exposure to changes in the shape of the yield curve.

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

Change	Net Interest Income At
(in Basis Points)	June 30, 2016			September 30, 2015
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100 bp	N/A	N/A	N/A	N/A	N/A	N/A
000 bp	$189,156	$—	—%	$190,776	$—	—%
+100 bp	192,114	2,958	1.56	189,248	(1,528)	(0.80)
+200 bp	192,522	3,366	1.78	186,443	(4,333)	(2.27)
+300 bp	191,116	1,960	1.04	181,652	(9,124)	(4.78)

(1)	Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

During the quarter ending June 30, 2016, management began using the results of a new deposit study that analyzed historical behavior of the Bank's non-maturity deposits, and also analyzed historical correlation of the Bank's deposit rates to market interest rates. This information is used in the Bank's interest rate risk model to predict the future balances of non-maturity deposit accounts, as well as future offering rates on certificates of deposit. The change in net interest income projections at June 30, 2016 compared to September 30, 2015 was due primarily to the utilization of the new deposit study in the Bank's interest rate risk model, specifically related to certificates of deposit. The new deposit study indicated a reduction in the correlation of interest rates offered by the Bank on certificates of deposit to market interest rates, compared to the previous methodology. As a result, the Bank's projected offering rates on certificates of deposit do not respond as quickly to changes in market interest rates so interest expense on certificates of deposit in the rising interest rate scenarios over the 12-month horizon was significantly lower at June 30, 2016 compared to September 30, 2015, which increased net interest income projections.

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

Change	Market Value of Portfolio Equity At
(in Basis Points)	June 30, 2016			September 30, 2015
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100 bp	N/A	N/A	N/A	N/A	N/A	N/A
000 bp	$1,410,892	$—	—%	$1,457,514	$—	—%
+100 bp	1,330,245	(80,647)	(5.72)	1,343,864	(113,650)	(7.80)
+200 bp	1,176,900	(233,992)	(16.58)	1,189,194	(268,320)	(18.41)
+300 bp	986,994	(423,898)	(30.04)	1,021,380	(436,134)	(29.92)

(1)	Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

As interest rates rise, the market value of the Bank's assets decreases at a faster pace than the market value of the Bank's liabilities, which results in a decrease to the Bank's MVPE. As interest rates decrease, the opposite is true. Lower interest rates at June 30, 2016, as compared to September 30, 2015, decreased the Bank's risk to higher interest rates. The new deposit study discussed above did not have a material impact on the MVPE at June 30, 2016.

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

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets	(Dollars in thousands)
Loans receivable(1)	$2,015,888	$2,043,015	$1,090,822	$1,871,215	$7,020,940
Securities(2)	939,195	529,867	206,754	168,446	1,844,262
Other interest-earning assets	142,176	—	—	—	142,176
Total interest-earning assets	3,097,259	2,572,882	1,297,576	2,039,661	9,007,378

Interest-bearing liabilities
Non-maturity deposits(3)	348,154	378,273	288,622	1,395,226	2,410,275
Certificates of deposit	1,098,239	1,025,539	643,536	1,131	2,768,445
Borrowings(4)	500,000	875,000	1,000,000	344,984	2,719,984
Total interest-bearing liabilities	1,946,393	2,278,812	1,932,158	1,741,341	7,898,704

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$1,150,866	$294,070	$(634,582)	$298,320	$1,108,674

Cumulative excess of interest-earning assets over
interest-bearing liabilities	$1,150,866	$1,444,936	$810,354	$1,108,674

Cumulative excess of interest-earning assets over interest-bearing liabilities as a percent of total Bank assets at:
June 30, 2016	12.45%	15.63%	8.77%	11.99%
September 30, 2015	7.48

Cumulative one-year gap - interest rates +200 bps at:
June 30, 2016	2.11
September 30, 2015	0.26

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

(2)
MBS reflect projected prepayments at amortized cost. Investment securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of June 30, 2016, at amortized cost.

(3)
Although the Bank's checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts is based on assumptions developed from our actual experiences with these accounts. If all of the Bank's checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $911.3 million, for a cumulative one-year gap of -9.9% of total assets.

(4)	Borrowings exclude deferred prepayment penalty costs.

The increase in the one-year gap at June 30, 2016 compared to September 30, 2015 was largely a result of lower interest rates at June 30, 2016 than at September 30, 2015. In addition, the utilization of the new deposit study discussed above increased the expected average lives of non-maturity deposits which reduced the amount of deposits repricing over the 12-month horizon and increased the one-year gap at June 30, 2016 compared to September 30, 2015.

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

	June 30, 2016
	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Investment securities	$510,745	1.21%	1.1	27.5%	5.6%
MBS - fixed	906,775	2.19	3.1	48.9	9.9
MBS - adjustable	437,706	2.25	5.6	23.6	4.8
Total investment securities and MBS	1,855,226	1.93	3.1	100.0%	20.3
Loans receivable:
Fixed-rate one- to four-family:
<= 15 years	1,239,954	3.18	3.7	17.6%	13.5
> 15 years	4,104,395	3.95	5.3	58.3	44.8
All other fixed-rate loans	338,380	4.11	2.9	4.8	3.7
Total fixed-rate loans	5,682,729	3.79	4.8	80.7	62.0
Adjustable-rate one- to four-family:
<= 36 months	303,600	1.82	3.6	4.3	3.3
> 36 months	885,748	2.95	2.7	12.6	9.7
All other adjustable-rate loans	166,525	4.42	1.6	2.4	1.8
Total adjustable-rate loans	1,355,873	2.87	2.7	19.3	14.8
Total loans receivable	7,038,602	3.61	4.4	100.0%	76.8
FHLB stock	114,425	5.98	3.0		1.2
Cash and cash equivalents	152,831	0.49	—		1.7
Total interest-earning assets	$9,161,084	3.25	4.0		100.0%

Non-maturity deposits	$2,316,684	0.16	8.4	45.6%	29.8%
Certificates of deposit	2,768,445	1.31	1.7	54.4	35.7
Total deposits	5,085,129	0.78	4.8	100.0%	65.5
Term borrowings	2,675,000	2.24	3.0		34.5
Total interest-bearing liabilities	$7,760,129	1.28	4.2		100.0%

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of June 30, 2016. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2016, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The following table summarizes our share repurchase activity during the three months ended June 30, 2016 and additional information regarding our share repurchase program. In October 2015, the Company announced a stock repurchase plan for up to $70.0 million of common stock. It is anticipated that shares will be purchased from time to time in the open-market based upon market conditions and available liquidity. There is no expiration for this repurchase plan.

				Approximate
	Total		Total Number of	Dollar Value of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
	Purchased	per Share	Announced Plans	Under the Plan
April 1, 2016 through
April 30, 2016	—	$—	—	$70,000,000
May 1, 2016 through
May 31, 2016	—	—	—	70,000,000
June 1, 2016 through
June 30, 2016	—	—	—	70,000,000
Total	—	—	—	70,000,000

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: August 9, 2016	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and Chief Executive Officer

Date: August 9, 2016	By:	/s/ Kent G. Townsend
Kent G. Townsend, Executive Vice President,
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Document
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
The following information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, filed with the Securities and Exchange Commission on August 9, 2016, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at June 30, 2016 and September 30, 2015, (ii) Consolidated Statements of Income for the three and nine months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2016 and 2015, (iv) Consolidated Statement of Stockholders' Equity for the nine months ended June 30, 2016, (v) Consolidated Statements of Cash Flows for the nine months ended June 30, 2016 and 2015, and (vi) Notes to the Unaudited Consolidated Financial Statements