Form 10-K
period 2016-09-30
Capitol Federal Financial Inc
filed 2016-11-29
CIK 1490906

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
                                                                                 or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of such stock on the NASDAQ Stock Market as of March 31, 2016, was $1.79 billion.
As of November 22, 2016, there were issued and outstanding 137,883,847 shares of the Registrant's common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K - Portions of the proxy statement for the Annual Meeting of Stockholders for the year ended September 30, 2016.

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

These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our future results to differ materially from the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions expressed in the forward-looking statements:

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

•
changes in real estate values, unemployment levels, and the level and direction of loan delinquencies and charge-offs may require changes in the estimates of the adequacy of the allowance for credit losses ("ACL"), which may adversely affect our business;

•	increases in non-performing assets, which may require the Bank to increase the ACL, charge-off loans and incur elevated collection and carrying costs related to such non-performing assets;

•
results of examinations of the Bank and the Company by their respective primary federal banking regulators, including the possibility that the regulators may, among other things, require us to increase our ACL;

•	changes in accounting principles, policies, or guidelines;

•	the effects of, and changes in, monetary and interest rate policies of the Board of Governors of the Federal Reserve System ("FRB");

•	the effects of, and changes in, trade and fiscal policies and laws of the United States government;

•	the effects of, and changes in, foreign and military policies of the United States government;

•	inflation, interest rate, market, monetary, and currency fluctuations;

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

•	implementing business initiatives may be more difficult or expensive than anticipated;

•	significant litigation;

•	technological changes;

•	acquisitions and dispositions;

•	changes in consumer spending, borrowing and saving habits; and

•	our success at managing the risks involved in our business.

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

We have been, and intend to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We attract retail deposits from the general public and invest those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences. We also originate consumer loans primarily secured by mortgages on one- to four-family residences, originate and participate in loans with other lenders that are secured by commercial real estate, and invest in certain investment securities and mortgage-backed securities ("MBS") using funding from retail deposits, brokered and public unit deposits, Federal Home Loan Bank Topeka ("FHLB") borrowings, and repurchase agreements. We offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, interest-bearing and non-interest-bearing checking accounts, and certificates of deposit with terms ranging from 91 days to 96 months. Our revenues are derived principally from interest on loans, MBS, investment securities, and FHLB stock.

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

The Bank ranked third in deposit market share, at 6.23%, in the state of Kansas as reported in the June 30, 2016 FDIC "Summary of Deposits - Market Share Report." The first and second ranked institutions had a 15.06% and a 7.00% deposit market share, respectively. The institution with 15.06% of deposit market share is primarily an Internet-based institution with only one physical location in Kansas. Deposit market share is measured by total deposits, without consideration for type of deposit. We do not offer commercial deposit accounts, while many of our competitors have both commercial and retail deposits in their total deposit base. Some of our competitors also offer products and services that we do not, such as trust services and private banking, which may add to their total deposits. Consumers also have the ability to utilize online financial institutions and investment brokerages that are not confined to any specific market area.  Management considers our well-established retail banking network together with our reputation for financial strength and customer service to be major factors in our success at attracting and retaining customers in our market areas.

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

Lending Practices and Underwriting Standards
General. Originating and purchasing loans secured by one- to four-family residential properties is the Bank's primary lending business, resulting in a loan concentration in residential first mortgage loans located in Kansas and Missouri. The Bank also originates consumer loans and construction loans secured by residential properties, and originates and participates in commercial real estate loans.

One- to Four-Family Residential Real Estate Lending. The Bank originates and services one- to four-family loans that are not guaranteed or insured by the federal government, and purchases one- to four-family loans, on a loan-by-loan basis, from a select group of correspondent lenders.

Originated Loans
While the Bank originates both fixed- and adjustable-rate loans, our origination volume is dependent upon customer demand for loans in our market areas. Demand is affected by the local housing market, competition, and the interest rate environment. During fiscal years 2016 and 2015, the Bank originated and refinanced $663.3 million and $697.1 million of one- to four-family loans, respectively.

Correspondent Purchased Loans
The Bank purchases one- to four-family loans, on a loan-by-loan basis, from a select group of correspondent lenders. Loan purchases enable the Bank to attain geographic diversification in the loan portfolio. At September 30, 2016, the Bank had correspondent lending relationships in 28 states and the District of Columbia. During fiscal years 2016 and 2015, the Bank purchased $662.8 million and $651.0 million, respectively, of one- to four-family loans from correspondent lenders. We generally pay a premium of 0.50% to 1.0% of the loan balance to purchase these loans, and we pay 1.0% of the loan balance to purchase the servicing of these loans.

The Bank has an agreement with a third-party mortgage sub-servicer to provide loan servicing for loans originated by the Bank's correspondent lenders in certain states. The sub-servicer has experience servicing loans in the market areas in which the Bank purchases loans and services the loans according to the Bank's servicing standards, which is intended to allow the Bank greater control over servicing and reporting and help maintain a standard of loan performance.

Bulk Purchased Loans
The Bank has also purchased one- to four-family loans from correspondent and nationwide lenders in bulk loan packages. The last bulk loan package purchased by the Bank was in August 2012. The Bank no longer purchases bulk loan packages. See "Part I, Item 1A. Risk Factors" for additional information regarding why the Bank no longer purchases bulk loan packages.

At September 30, 2016, $239.1 million, or 57% of the Bank's bulk purchased loan portfolio, are loans guaranteed by the seller. The Bank believes the seller has the financial ability to repurchase or replace loans if any loans were to become delinquent. The Bank has not experienced any losses with this group of loans since the loan package was purchased in August 2012.

The servicing rights associated with bulk purchased loans were generally retained by the lender/seller for the loans purchased from nationwide lenders. The servicing with nationwide lenders is governed by a servicing agreement, which outlines collection policies and procedures, as well as oversight requirements, such as servicer certifications attesting to and providing proof of compliance with the servicing agreement.

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

Loans over $500 thousand must be underwritten by two senior underwriters. Loans over $750 thousand must be approved by our Asset and Liability Management Committee ("ALCO"), while loans over $1.5 million must be approved by our Board of Directors. For loans requiring ALCO and/or Board of Directors' approval, lending management is responsible for presenting to ALCO and/or the Board of Directors information about the creditworthiness of the borrower and the market value of the subject property.

The underwriting standards for loans purchased from correspondent and nationwide lenders are generally similar to the Bank's internal underwriting standards. The underwriting of correspondent loans is performed by the Bank's underwriters. Our standard contractual agreement with the lender/seller includes recourse options for any breach of representation or warranty with respect to the loans purchased. The Bank did not request any lenders/sellers to repurchase loans for breach of representation during fiscal year 2016.

Adjustable-rate Mortgage ("ARM") Loans
ARM loans are offered with a three-year, five-year, or seven-year term to the initial repricing date. After the initial period, the interest rate for each ARM loan adjusts annually for the remainder of the term of the loan. Currently, the repricing index for loan originations and correspondent purchases is tied to London Interbank Offered Rates ("LIBOR"); however, other indices have been used in the past. Current adjustable-rate one- to four-family loans originated by the Bank generally provide for a specified rate limit or cap on the periodic adjustment to the interest rate, as well as a specified maximum lifetime cap and minimum rate, or floor. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as our cost of funds. Negative amortization of principal is not allowed. For three- and five-year ARM loans, borrowers are qualified based on the principal, interest, tax, and insurance payments at the initial interest rate plus the life of loan cap and the initial interest rate plus the first period cap, respectively. For seven-year ARM loans, borrowers are qualified based on the principal, interest, tax, and insurance payments at the initial rate. After the initial three-, five-, or seven-year period, the interest rate resets annually and the new principal and interest payment is based on the new interest rate, remaining unpaid principal balance, and term of the ARM loan. Our ARM loans are not automatically convertible into fixed-rate loans; however, we do allow borrowers to pay an endorsement fee to convert an ARM loan to a fixed-rate loan. ARM loans can pose greater credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower's payment also rises, increasing the potential for default. This specific type of risk is known as repricing risk.

Pricing
Our pricing strategy for one- to four-family loan products includes setting interest rates based on secondary market prices and local competitor pricing for our local lending markets, and secondary market prices and national competitor pricing for our correspondent markets.

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

Repayment
The Bank's one- to four-family loans are primarily fully amortizing fixed-rate or ARM loans. The contractual maturities for fixed-rate loans and ARM loans can be up to 30 years; however, there are certain bulk purchased ARM loans that had original contractual maturities of 40 years. Our one- to four-family loans are generally not assumable and do not contain prepayment penalties. A "due on sale" clause, allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the secured property, is generally included in the security instrument.

Construction Lending
The Bank originates and purchases, from correspondent lenders, construction-to-permanent loans secured by one- to four-family residential real estate. At September 30, 2016, we had $39.4 million in construction-to-permanent one- to four-family loans outstanding representing approximately 1% of our total loan portfolio.

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

Loan Endorsement Program
In an effort to offset the impact of repayments and to retain our customers, existing loan customers, including customers whose loans were purchased from a correspondent lender, have the opportunity, for a cash fee, to endorse their original loan terms to current loan terms being offered. Customers whose loans have been sold to third parties, or have been delinquent on their contractual loan payments during the previous 12 months, or are currently in bankruptcy, are not eligible to participate in this program. The Bank does not solicit customers for this program, but considers it a valuable opportunity to retain customers who, based on our initial underwriting criteria, could likely obtain similar financing elsewhere. During fiscal years 2016 and 2015, the Bank endorsed $160.0 million and $121.6 million of one- to four-family loans, respectively.

Loan Sales
One- to four-family loans may be sold on a bulk basis for portfolio restructuring or on a flow basis as loans are originated to reduce interest rate risk and/or maintain a certain liquidity position. Loans originated by the Bank and purchased from correspondent lenders are generally eligible for sale in the secondary market. The Bank generally retains the servicing on these loans. ALCO determines the criteria upon which one- to four-family loans are to be classified as held-for-sale or held-for-investment. One- to four-family loans classified as held-for-sale are to be sold in accordance with policies set forth by ALCO. One- to four-family loans classified as held-for-investment are generally not sold unless a specific segment of the portfolio is identified for asset restructuring purposes. The Bank did not sell any one- to four-family loans during fiscal years 2016 or 2015.

Consumer Lending. The Bank offers a variety of secured consumer loans, including home equity loans and lines of credit, home improvement loans, auto loans, and loans secured by savings deposits. The Bank also originates a very limited amount of unsecured loans. The Bank does not originate any consumer loans on an indirect basis, such as contracts purchased from retailers of goods or services which have extended credit to their customers. All consumer loans are originated in the Bank's market areas. At September 30, 2016, our consumer loan portfolio totaled $127.6 million, or approximately 2% of our total loan portfolio.

The majority of our consumer loan portfolio is comprised of home equity lines of credit which have interest rates that can adjust monthly based upon changes in the Prime rate, up to a maximum of 18%. For a majority of the home equity lines of credit, the Bank has the first mortgage or the Bank is in the first lien position. Home equity lines of credit may be originated up to 90% of the value of the property securing the loan if no first mortgage exists, or up to 90% of the value of the property securing the loans if taking into consideration an existing first mortgage. Approximately 46%, or $48.8 million, of our home equity lines at September 30, 2016 require a payment of 1.5% of the outstanding loan balance per month, but have no stated term-to-maturity and no repayment period. Repaid principal may be re-advanced at any time, not to exceed the original credit limit of the loan. Approximately 53%, or $56.3 million, of our home equity lines at September 30, 2016 have a 7-year draw period, a 10-year repayment term, and typically a payment requirement of 1.5% of the outstanding loan balance per month during the draw period, with an amortizing payment during the repayment period.  Repaid principal may be re-advanced at any time during the draw period, not to exceed the original credit limit of the loan. We also offer interest-only home equity lines of credit. These loans have a maximum term of 12 months and require monthly payments of accrued interest, and a balloon payment of unpaid principal at maturity. At September 30, 2016, approximately 1%, or $1.0 million, of our home equity lines were interest-only. Closed-end home equity loans, which totaled $17.2 million at September 30, 2016, may be originated up to 95% of the value of the property securing the loans if taking into consideration an existing first mortgage, or the lesser of up to $40 thousand or 25% of the value of the property securing the loan if no first mortgage exists. The term-to-maturity for closed-end home equity loans in the first lien position may be up to 10 years, or may be up to 20 years for loans in the second lien position.  Other consumer loan terms vary according to the type of collateral and the length of the contract. Home equity loans, including lines of credit and closed-end loans, comprised approximately 97% of our consumer loan portfolio, or $123.3 million, at September 30, 2016; of that amount, 86% were adjustable-rate.

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

Commercial Real Estate Lending. At September 30, 2016, the Bank's commercial real estate loans totaled $154.1 million, or approximately 2% of our total loan portfolio. Of this amount, $99.1 million were participation loans. Total undisbursed loan amounts related to commercial real estate loans were $193.4 million, resulting in a total commercial real estate loan concentration of $347.5 million at September 30, 2016.

During fiscal year 2016, the Bank entered into commercial real estate loan participations of $201.1 million, of which $34.9 million had been funded as of September 30, 2016. The Bank intends to continue to grow its commercial real estate loan portfolio through participations with correspondent lenders and other lead banks with which the Bank has commercial real estate lending relationships.

Our commercial real estate loans include a variety of property types, including hotels, office and retail buildings, senior housing facilities, and multi-family dwellings located in Texas, Missouri, Kansas, Colorado, Arkansas, California, and Montana. Our largest commercial real estate loan was $50.0 million at September 30, 2016, but no funds had been disbursed on this loan at September 30, 2016. The commercial real estate loan with the largest unpaid principal balance at September 30, 2016 was a loan for $24.5 million.

Underwriting
The Bank performs more extensive due diligence in underwriting commercial real estate loans than loans secured by one- to four-family residential properties due to the larger loan amounts, the more complex sources of repayment and the riskier nature of such loans. When participating in a commercial real estate loan, the Bank performs the same underwriting procedures as if the loan was being originated by the Bank. The primary source of repayment is funds from the operation of the subject property. For secondary sources of repayment, the Bank generally requires personal guarantees and also evaluates the real estate collateral.

When underwriting a commercial real estate loan, several factors are considered, such as the income producing potential of the property to support the debt service, cash equity provided by the borrower, the financial strength of the borrower, tenant and/or guarantor(s), managerial expertise of the borrower or tenant, feasibility studies from the borrower or an independent third party, the marketability of the property and our lending experience with the borrower. For non-owner occupied properties, the Bank has a pre-lease requirement, depending on the property type, and overall strength of the credit. Loans over $750 thousand must be approved by our ALCO while loans over $1.5 million must be approved by our Board of Directors.

For non-construction properties, the historical net operating income, which is the income derived from the operation of the property less all operating expenses, generally must be at least 1.25 times the required payments related to the outstanding debt (debt service coverage ratio) at the time of origination. For construction projects, the minimum debt service coverage ratio requirement of 1.25 applies to the projected cash flows, and the borrower must have successful experience with the construction and operation of properties similar to the subject property. As part of the underwriting process, the historical or projected cash flows are stressed under various scenarios to measure the viability of the project given adverse conditions.

Generally, our maximum LTV ratios conform to supervisory limits, including 65% for raw land, 75% for land development and 80% for commercial real estate loans. Full appraisals on properties securing these loans are performed by independent state certified fee appraisers. Additionally, the Bank has an independent third-party perform a review of each appraisal. The Bank generally requires at least 15% cash equity from the borrower for land acquisition, land development, and commercial real estate construction loans. For non-acquisition, development or construction loans, the equity may be from a combination of cash and the appraised value of the secured property.

Loan Terms
Commercial real estate loans generally have amortization terms of 15 to 30 years and maturities ranging from three to 20 years, which generally requires balloon payments of the remaining principal balance. The Bank has participated in a limited number of short-term loans with a maturity of three years or less. These loans are generally construction-only loans or land development loans that require interest-only payments for the entire term of the loan.

Commercial real estate loans have either fixed or adjustable interest rates based on prevailing market rates. The interest rate on ARM loans is based on a variety of indices, but is generally determined through negotiation with the borrower or determined by the lead bank in the case of a loan participation. The Bank generally allows interest-only payments during the construction phase of a project before requiring amortizing payments once the loan converts to a permanent loan. For permanent loans, the Bank generally requires amortizing payments.

Additionally, the Bank may include covenants in the loan agreement that allow the Bank to take action when deterioration in the financial strength of the project is detected to potentially prevent the credit from becoming impaired. The covenants are specific to each loan agreement, based on factors such as the purpose of funds, the collateral type, and the financial strength of the project, the borrower and the guarantor, among other factors.

Monitoring of Risk
In order to monitor the adequacy of cash flows on income-producing properties with a principal balance of $1.5 million or more, the borrower is required to provide financial information annually, including borrower financial statements, subject property rental rates and income, maintenance costs, an update of real estate property tax and insurance payments, and personal financial information for the guarantor(s). The annual review process for loans with a principal balance of $1.5 million or more allows the Bank to monitor compliance with loan covenants and review the borrower's performance, including cash flows from operations, debt service coverage, and comparison of performance to projections and year-over-year performance trending. Additionally, the Bank performs a site visit, schedules a drive-by site visit or obtains an update from the lead bank to obtain information regarding the maintenance of the property and surrounding area. Depending on the financial strength of the project and/or the complexity of the borrower's financials, the Bank may also perform a global analysis of cash flows to account for all other properties owned by the borrower or guarantor. If signs of weakness are identified, the Bank may begin performing more frequent financial and/or collateral reviews or will initiate contact with the borrower, or the lead bank will contact the borrower if the loan is a participation loan, to ensure cash flows from operations are maintained at a satisfactory level to meet the debt requirements. Both macro-level and loan-level stress-test scenarios based on existing and forecasted market conditions are part of the on-going portfolio management process for the commercial real estate portfolio.

Commercial real estate construction lending generally involves a greater degree of risk than commercial real estate lending. Repayment of a construction loan is, to a great degree, dependent upon the successful and timely completion of the construction of the subject property. Construction delays, slower than anticipated stabilization or the financial impairment of the builder may negatively affect the borrower's ability to repay the loan. The Bank takes these risks into consideration during the underwriting process including the requirement of personal guarantees. The Bank mitigates the risk of commercial real estate construction lending during the construction period by monitoring inspection reports from an independent third-party, project budget, percentage of completion, on-site inspections and percentage of advanced funds.

Our commercial real estate loans are generally large dollar loans and involve a greater degree of credit risk than one- to four-family loans. Because payments on these loans are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the economy or the real estate market. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower's ability to repay the loan may become impaired. The Bank regularly monitors the level of risk in the portfolio, including concentrations in such factors as geographic locations, property types, tenant brand name, borrowing relationships, and lending relationships in the case of participation loans, among other factors.

Loan Portfolio. The following table presents the composition of our loan portfolio as of the dates indicated.

	September 30,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family:
Originated	$4,005,615	57.6%	$4,010,424	60.6%	$3,978,342	63.8%	$4,054,395	67.9%	$4,032,530	71.7%
Correspondent purchased	2,206,072	31.7	1,846,210	27.9	1,431,745	23.0	1,044,127	17.5	575,502	10.2
Bulk purchased	416,653	6.0	485,682	7.3	561,890	9.0	644,484	10.8	784,346	13.9
Construction	39,430	0.6	29,552	0.4	33,378	0.5	27,649	0.5	18,464	0.3
Total	6,667,770	95.9	6,371,868	96.2	6,005,355	96.3	5,770,655	96.7	5,410,842	96.1
Commercial:
Permanent	110,768	1.6	109,314	1.6	75,677	1.2	50,358	0.8	48,623	0.9
Construction	43,375	0.6	11,523	0.2	21,465	0.3	7,328	0.1	10,967	0.2
Total	154,143	2.2	120,837	1.8	97,142	1.5	57,686	0.9	59,590	1.1
Total real estate loans	6,821,913	98.1	6,492,705	98.0	6,102,497	97.8	5,828,341	97.6	5,470,432	97.2

Consumer loans:
Home equity	123,345	1.8	125,844	1.9	130,484	2.1	135,028	2.3	149,321	2.7
Other	4,264	0.1	4,179	0.1	4,537	0.1	5,623	0.1	6,529	0.1
Total consumer loans	127,609	1.9	130,023	2.0	135,021	2.2	140,651	2.4	155,850	2.8
Total loans receivable	6,949,522	100.0%	6,622,728	100.0%	6,237,518	100.0%	5,968,992	100.0%	5,626,282	100.0%

Less:
ACL	8,540		9,443		9,227		8,822		11,100
Discounts/unearned loan fees	24,933		24,213		23,687		23,057		21,468
Premiums/deferred costs	(41,975)		(35,955)		(28,566)		(21,755)		(14,369)
Total loans receivable, net	$6,958,024		$6,625,027		$6,233,170		$5,958,868		$5,608,083

The following table presents the contractual maturity of our loan portfolio, along with associated weighted average yields, at September 30, 2016. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses.

	Real Estate						Consumer
	One- to Four-Family		Commercial		Construction(2)		Home Equity(3)		Other		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Amounts due:
Within one year(1)	$1,614	3.65%	$16,424	3.49%	$63,876	3.75%	$1,733	5.54%	$522	3.66%	$84,169	3.74%

After one year:
Over one to two	10,231	4.89	4,487	4.04	16,261	4.03	301	5.08	655	6.37	31,935	4.37
Over two to three	10,851	4.70	3,167	5.25	2,668	3.73	368	5.83	551	3.83	17,605	4.65
Over three to five	24,427	4.30	8,324	4.30	—	—	1,759	6.23	2,408	3.73	36,918	4.35
Over five to ten	412,565	3.80	61,148	4.20	—	—	10,339	5.77	128	5.92	484,180	3.89
Over ten to fifteen	1,381,825	3.16	10,355	4.56	—	—	44,571	5.03	—	—	1,436,751	3.23
After fifteen years	4,786,827	3.61	6,863	4.26	—	—	64,274	4.77	—	—	4,857,964	3.63
Total due after one year	6,626,726	3.54	94,344	4.28	18,929	3.99	121,612	4.98	3,742	4.28	6,865,353	3.57

Totals loans	$6,628,340	3.54	$110,768	4.17	$82,805	3.81	$123,345	4.98	$4,264	4.20	6,949,522	3.57

Less:
ACL											8,540
Discounts/unearned loan fees											24,933
Premiums/deferred costs											(41,975)
Total loans receivable, net											$6,958,024

(1)	Includes demand loans, loans having no stated maturity, and overdraft loans.

(2)	Construction loans are presented based upon the term to complete construction.

(3)
For home equity loans, the maturity date calculated assumes the customer always makes the required minimum payment. The majority of interest-only home equity lines of credit assume a balloon payment of unpaid principal at 120 months. All other home equity lines of credit generally assume a term of 240 months.

The following table presents, as of September 30, 2016, the amount of loans due after September 30, 2017, and whether these loans have fixed or adjustable interest rates.

	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate loans:
One- to four-family	$5,461,030	$1,165,696	$6,626,726
Commercial	94,344	—	94,344
Construction	5,946	12,983	18,929
Consumer loans:
Home equity	17,210	104,402	121,612
Other	1,094	2,648	3,742
Total	$5,579,624	$1,285,729	$6,865,353

Asset Quality
The Bank's traditional underwriting guidelines have provided the Bank with generally low delinquencies and low levels of non-performing assets compared to national levels. Of particular importance is the complete and full documentation required for each loan the Bank originates, participates in or purchases. Generally, one- to four-family owner occupied loans are underwritten according to the "ability to repay" and "qualified mortgage" standards, as issued by the CFPB, with total debt-to-income ratios not exceeding 43% of the borrower's verified income. This allows the Bank to make an informed credit decision based upon a thorough assessment of the borrower's ability to repay the loan.

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

For commercial real estate loans originated by the Bank, when a borrower fails to make a loan payment within 15 days after the due date, a late notice is mailed. If the loan becomes 30 days or more past due, the Bank begins collection efforts including sending legal notices for payment collection and contacting the borrower by telephone. The primary purpose of such contact is to notify the borrower of the past due payment in case the loan payment was misplaced or lost and to identify any changes in the project's income flow that may affect future loan performance. If it is determined that future loan performance may be adversely affected, the Bank initiates discussions with the borrower regarding plans to ensure cash flow from operations is sufficient to satisfy the debt requirements and meet the loan covenants. Generally, once a loan becomes 90 days delinquent, foreclosure procedures are initiated. For participation loans, the lead bank is responsible for all collection efforts and contact with the borrower. However, if the Bank does not receive an expected payment on a participation loan, the Bank contacts the lead bank to determine the cause of the late payment and to initiate discussions with the lead bank of collection efforts, as necessary. See "Lending Practices and Underwriting Standards – Commercial Real Estate Lending – Monitoring of Risk" for additional information.

Delinquent and non-performing loans and other real estate owned ("OREO")
The following table presents the Company's 30 to 89 day delinquent loans at the dates indicated. Of the loans 30 to 89 days delinquent at September 30, 2016, 2015, and 2014, approximately 75%, 75%, and 71%, respectively, were 59 days or less delinquent.

	Loans Delinquent for 30 to 89 Days at September 30,
	2016		2015		2014
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	143	$13,593	158	$16,955	138	$13,074
Correspondent purchased	9	3,329	8	2,344	9	2,335
Bulk purchased	21	5,008	32	7,259	37	7,860
Consumer:
Home equity	36	635	32	703	33	770
Other	5	62	11	17	18	69
	214	$22,627	241	$27,278	235	$24,108

Loans 30 to 89 days delinquent
to total loans receivable, net		0.33%		0.41%		0.39%

The table below presents the Company's non-performing loans and OREO at the dates indicated. Non-performing loans are loans that are 90 or more days delinquent or in foreclosure and other loans required to be reported as nonaccrual pursuant to regulatory reporting requirements, even if the loans are current. At all dates presented, there were no loans 90 or more days delinquent that were still accruing interest. Non-performing assets include non-performing loans and OREO. OREO primarily includes assets acquired in settlement of loans. Over the past 12 months, OREO properties were owned by the Bank, on average, for approximately five months before the properties were sold.

	September 30,
	2016		2015		2014		2013		2012
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	73	$8,190	66	$6,728	82	$7,880	101	$8,579	86	$7,885
Correspondent purchased	3	985	1	394	2	709	5	812	5	722
Bulk purchased	28	7,323	36	8,898	28	7,120	34	9,608	43	10,447
Consumer:
Home equity	26	520	24	497	25	397	29	485	19	369
Other	5	9	4	12	4	13	4	5	4	27
	135	17,027	131	16,529	141	16,119	173	19,489	157	19,450

Loans 90 or more days delinquent or in foreclosure
as a percentage of total loans		0.24%		0.25%		0.26%		0.33%		0.35%

Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	70	$8,956	77	$9,004	67	$7,473	57	$5,833	77	$8,815
Correspondent purchased	9	2,786	1	25	4	553	2	740	4	686
Bulk purchased	1	31	1	82	5	724	2	280	10	2,405
Consumer:
Home equity	12	328	12	295	2	45	6	101	22	456
Other	—	—	—	—	—	—	—	—	1	12
	92	12,101	91	9,406	78	8,795	67	6,954	114	12,374
Total non-performing loans	227	29,128	222	25,935	219	24,914	240	26,443	271	31,824

Non-performing loans as a percentage of total loans		0.42%		0.39%		0.40%		0.44%		0.57%

	September 30,
	2016		2015		2014		2013		2012
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
OREO:
One- to four-family:
Originated(2)	12	$692	29	$1,752	25	$2,040	28	$2,074	59	$5,374
Correspondent purchased	1	499	1	499	1	179	2	71	1	92
Bulk purchased	4	1,265	2	796	2	575	4	380	6	1,172
Consumer:
Home equity	—	—	1	8	—	—	2	57	1	9
Other(3)	1	1,278	1	1,278	1	1,300	1	1,300	1	1,400
	18	3,734	34	4,333	29	4,094	37	3,882	68	8,047
Total non-performing assets	245	$32,862	256	$30,268	248	$29,008	277	$30,325	339	$39,871

Non-performing assets as a percentage of total assets		0.35%		0.31%		0.29%		0.33%		0.43%

(1)
Represents loans required to be reported as nonaccrual pursuant to regulatory reporting requirements, even if the loans are current. At September 30, 2016, 2015, 2014, 2013, and 2012, this amount was comprised of $2.3 million, $2.2 million, $1.1 million, $1.1 million, and $1.2 million, respectively, of loans that were 30 to 89 days delinquent and were reported as such, and $9.8 million, $7.2 million, $7.7 million, $5.9 million, and $11.2 million, respectively, of loans that were current.

(2)	Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

(3)	Represents a single property the Bank purchased for a potential branch site but now intends to sell.

Once a one- to four-family loan is generally 180 days delinquent, a new collateral value is obtained through an appraisal, less estimated selling costs and anticipated PMI receipts. Any loss amounts identified as a result of this review are charged-off. At September 30, 2016, $13.7 million, or 83%, of the one-to four-family loans 90 or more days delinquent or in foreclosure had been individually evaluated for loss and any related losses have been charged-off.

The amount of interest income on nonaccrual loans and troubled debt restructurings ("TDRs") as of September 30, 2016 included in interest income was $1.9 million for the year ended September 30, 2016.  The amount of additional interest income that would have been recorded on nonaccrual loans and TDRs as of September 30, 2016, if they had performed in accordance with their original terms, was $362 thousand for the year ended September 30, 2016.

The following table presents the states where the properties securing one percent or more of the total amount of our one- to four-family loans are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at September 30, 2016. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. At September 30, 2016, potential losses, after taking into consideration anticipated PMI proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,739,675	56.4%	$11,394	52.0%	$8,341	50.6%	70%
Missouri	1,265,287	19.1	3,976	18.1	834	5.0	69
Texas	519,944	7.8	960	4.4	350	2.1	74
California	241,582	3.7	—	—	—	—	n/a
Tennessee	194,241	2.9	317	1.3	—	—	n/a
Alabama	108,702	1.6	561	2.6	—	—	n/a
Oklahoma	72,011	1.1	447	2.0	—	—	n/a
Georgia	66,030	1.0	1,285	5.9	361	2.2	84
North Carolina	63,293	1.0	277	1.3	1,248	7.6	39
Other states	357,575	5.4	2,713	12.4	5,364	32.5	67
	$6,628,340	100.0%	$21,930	100.0%	$16,498	100.0%	67

Troubled Debt Restructurings. For borrowers experiencing financial difficulties, the Bank may grant a concession to the borrower. Generally, the Bank grants a short-term payment concession to borrowers who are experiencing a temporary cash flow problem. The most frequently used concession is to reduce the monthly payment amount for a period of 6 to 12 months, often by requiring payments of only interest and escrow during this period, resulting in an extension of the maturity date of the loan. For more severe situations requiring long-term solutions, the Bank also offers interest rate reductions to currently-offered rates and the capitalization of delinquent interest and/or escrow resulting in an extension of the maturity date of the loan. The Bank does not forgive principal or interest, nor does it commit to lend additional funds, except for situations generally involving the capitalization of delinquent interest and/or escrow not to exceed the original loan balance, to these borrowers. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies and Note 4. Loans Receivable and Allowance for Credit Losses" for additional information related to TDRs.

The following table presents the Company's TDRs, based on accrual status, at the dates indicated. At September 30, 2016, $15.5 million of TDRs were included in the ACL formula analysis model and $41 thousand of the ACL was related to these loans. The remaining $26.4 million of TDRs at September 30, 2016 were individually evaluated for loss and any potential losses have been charged-off.

	September 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Accruing TDRs	$23,177	$24,331	$24,636	$37,074	$36,316
Nonaccrual TDRs(1)	18,725	15,511	13,370	12,426	15,857
Total TDRs	$41,902	$39,842	$38,006	$49,500	$52,173

(1)	Nonaccrual TDRs are included in the non-performing loan table above.

Impaired Loans. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. Interest income on impaired loans is recognized in the period collected unless the ultimate collection of principal is considered doubtful. The unpaid principal balance of loans reported as impaired at September 30, 2016, 2015, and 2014 was $58.9 million, $57.2 million, and $56.3 million, respectively. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies and Note 4. Loans Receivable and Allowance for Credit Losses" for additional information related to impaired loans.

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

The following table sets forth the recorded investment in assets, classified as either special mention or substandard, as of September 30, 2016. At September 30, 2016, there were no loans classified as doubtful, and all loans classified as loss were fully charged-off. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4. Loans Receivable and Allowance for Credit Losses" for additional information related to classified loans.

	Special Mention		Substandard
	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	96	$10,242	254	$27,818
Correspondent purchased	7	2,496	17	5,168
Bulk purchased	6	1,156	43	11,480
Consumer Loans:
Home equity	7	54	85	1,431
Other	1	8	6	16
Total loans	117	13,956	405	45,913

OREO:
Originated	—	—	12	692
Correspondent purchased	—	—	1	499
Bulk purchased	—	—	4	1,265
Other	—	—	1	1,278
Total OREO	—	—	18	3,734

Trust preferred securities ("TRUPs")	—	—	1	1,756
Total classified assets	117	$13,956	424	$51,403

Allowance for credit losses and Provision for credit losses. Management maintains an ACL to absorb inherent losses in the loan portfolio based on ongoing quarterly assessments of the loan portfolio. The ACL is maintained through provisions for credit losses which are either charged to or credited to income. Our ACL methodology considers a number of factors including the trend and composition of delinquent loans, trends in foreclosed property and short sale transactions and charge-off activity, the current status and trends of local and national employment levels, trends and current conditions in the real estate and housing markets, loan portfolio growth and concentrations, industry and peer charge-off information, and certain ACL ratios. For our commercial real estate portfolio, we also consider qualitative factors such as geographic locations, property types, tenant brand name, borrowing relationships, and lending relationships in the case of participation loans, among other factors. See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Allowance for Credit Losses" and "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies" for a full discussion of our ACL methodology. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4. Loans Receivable and Allowance for Credit Losses" for additional information on the ACL.

The Bank recorded a negative provision for credit losses during the current fiscal year of $750 thousand, compared to a provision for credit losses during the prior year fiscal year of $771 thousand. The negative provision for credit losses during the current fiscal year was due to the continued low level of net loan charge-offs, due partially to improving real estate values, along with improving delinquent loan ratios. The collateral value and historical loss factors within our ACL formula analysis model decreased during the current fiscal year due to the improvement in real estate values and reduction in net loan charge-offs. At September 30, 2016, loans 30 to 89 days delinquent were 0.33% of total loans and loans 90 or more days delinquent or in foreclosure were 0.24% of total loans.  At September 30, 2015, loans 30 to 89 days delinquent were 0.41% of total loans and loans 90 or more days delinquent or in foreclosure were 0.25% of total loans.

The following table presents ACL activity and related ratios at the dates and for the periods indicated.

	Year Ended September 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$9,443	$9,227	$8,822	$11,100	$15,465
Charge-offs:
One- to four-family:
Originated	(200)	(424)	(284)	(624)	(804)
Correspondent	—	(11)	(96)	(13)	(88)
Bulk purchased	(342)	(228)	(653)	(761)	(5,186)
Total	(542)	(663)	(1,033)	(1,398)	(6,078)
Consumer:
Home equity	(83)	(29)	(103)	(252)	(330)
Other	(5)	(43)	(6)	(7)	(27)
Total	(88)	(72)	(109)	(259)	(357)
Total charge-offs	(630)	(735)	(1,142)	(1,657)	(6,435)
Recoveries:
One- to four-family:
Originated	77	56	1	14	14
Correspondent	—	—	—	—	2
Bulk purchased	374	58	64	398	8
Total	451	114	65	412	24
Consumer:
Home equity	25	64	72	33	6
Other	1	2	1	1	—
Total	26	66	73	34	6
Total recoveries	477	180	138	446	30
Net charge-offs	(153)	(555)	(1,004)	(1,211)	(6,405)
Provision for credit losses	(750)	771	1,409	(1,067)	2,040
Balance at end of period	$8,540	$9,443	$9,227	$8,822	$11,100

Ratio of net charge-offs during the period to
average loans outstanding during the period	—%	0.01%	0.02%	0.02%	0.12%

Ratio of net charge-offs during the period to
average non-performing assets	0.48	1.87	3.38	3.45	16.49

ACL to non-performing loans at end of period	29.32	36.41	37.04	33.36	34.88

ACL to loans receivable, net at end of period	0.12	0.14	0.15	0.15	0.20

ACL to net charge-offs	55.8x	17.0x	9.2x	7.3x	1.7x	(1)

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

The distribution of our ACL at the dates indicated is summarized below. Included in bulk purchased loans are $239.1 million of loans, or 57% of the total bulk purchased loan portfolio, at September 30, 2016, for which the seller of the loans has guaranteed, and has the ability, to repurchase or replace any delinquent loans. The Bank has not experienced any losses on loans acquired from this seller as all delinquent loans have been repurchased by this seller since the loan package was purchased in fiscal year 2012. For the $177.6 million of bulk purchased loans at September 30, 2016 that do not have the above noted guarantee, the Bank has continued to experience a reduction in loan losses due to an improvement in collateral values. A large portion of these loans were originally interest-only loans with interest-only terms up to 10 years. All of the interest-only loans are now fully amortizing loans. Our correspondent purchased loans are purchased on a loan-by-loan basis from a select group of correspondent lenders and are underwritten by the Bank's underwriters based on underwriting standards that are generally the same as for our originated loans. The decrease in one- to four-family ACL from September 30, 2015 was due to improvements in collateral value and historical loss factors within our ACL formula analysis model, as well as to the continued low level of net loan charge-offs and delinquent loan ratios, partially offset by growth in the portfolio. The increase in the commercial real estate ACL was due primarily to growth in the portfolio during the current fiscal year.

	September 30,
	2016		2015		2014		2013		2012
		% of		% of		% of		% of		% of
	Amount	Loans to	Amount	Loans to	Amount	Loans to	Amount	Loans to	Amount	Loans to
	of ACL	Total Loans	of ACL	Total Loans	of ACL	Total Loans	of ACL	Total Loans	of ACL	Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family:
Originated	$3,892	57.6%	$4,833	60.6%	$6,228	86.0%	$5,748	84.8%	$6,057	81.6%
Correspondent purchased(1)	2,102	31.7	2,115	27.9	N/A	N/A	N/A	N/A	N/A	N/A
Bulk purchased	1,065	6.0	1,434	7.3	2,323	8.9	2,486	10.7	4,453	13.9
Construction	36	0.6	32	0.4	35	1.1	23	1.1	18	0.7
Total	7,095	95.9	8,414	96.2	8,586	96.0	8,257	96.6	10,528	96.2
Commercial:
Permanent	774	1.6	604	1.6	312	1.2	172	0.8	196	0.9
Construction	434	0.6	138	0.2	88	0.6	13	0.2	22	0.2
Total	1,208	2.2	742	1.8	400	1.8	185	1.0	218	1.1
Total real estate loans	8,303	98.1	9,156	98.0	8,986	97.8	8,442	97.6	10,746	97.3
Consumer loans:
Home equity	187	1.8	222	1.9	211	2.1	342	2.3	301	2.6
Other consumer	50	0.1	65	0.1	30	0.1	38	0.1	53	0.1
Total consumer loans	237	1.9	287	2.0	241	2.2	380	2.4	354	2.7
	$8,540	100.0%	$9,443	100.0%	$9,227	100.0%	$8,822	100.0%	$11,100	100.0%

(1)
The disaggregation of data related to correspondent purchased loans is not available for years prior to fiscal year 2015. For these years, correspondent purchased amounts were combined with originated loans in the ACL formula analysis model.

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

The Chief Investment Officer has the primary responsibility for management of the Bank's investment portfolio, subject to the direction and guidance of ALCO. The Chief Investment Officer considers various factors when making decisions, including the liquidity, maturity, and tax consequences of the proposed investment. The composition of the investment portfolio will be affected by various market conditions, including the slope of the yield curve, the level of interest rates, the impact on the Bank's interest rate risk, the trend of net deposit flows, the volume of loan sales, the anticipated demand for funds via withdrawals, repayments of borrowings, and loan originations and purchases.

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

On a quarterly basis, management conducts a formal review of securities for the presence of an other-than-temporary impairment. Management assesses whether an other-than-temporary impairment is present when the fair value of a security is less than its amortized cost basis at the balance sheet date. For such securities, other-than-temporary impairment is considered to have occurred if the Company intends to sell the security, if it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, or if the present value of expected cash flows is not sufficient to recover the entire amortized cost.  Management does not believe any other-than-temporary impairments existed at September 30, 2016.

Investment Securities. Our investment securities portfolio consists primarily of debentures issued by GSEs (primarily Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal Home Loan Banks) and non-taxable municipal bonds. At September 30, 2016, our investment securities portfolio totaled $382.1 million. The portfolio consisted of securities classified as either HTM or AFS. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 3. Securities" and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investment Securities" for additional information.

Our investment securities portfolio decreased $184.7 million from $566.8 million at September 30, 2015 to $382.1 million at September 30, 2016. The decrease in the balance was primarily a result of maturities and calls of $285.2 million, partially offset by purchases of $101.4 million. The cash flows from calls and maturities of investment securities that were not reinvested into the portfolio were used largely to fund loan growth. The purchases during fiscal year 2016 were fixed-rate and had a weighted average yield of 1.09% and a weighted average life ("WAL") of approximately 0.8 years at the time of purchase.

Mortgage-Backed Securities. At September 30, 2016, our MBS portfolio totaled $1.25 billion. The portfolio consisted of securities classified as either HTM or AFS and were primarily issued by GSEs. The principal and interest payments of MBS issued by GSEs are collateralized by the underlying mortgage assets with principal and interest payments guaranteed by the agencies. The underlying mortgage assets are conforming mortgages that comply with FNMA and FHLMC underwriting guidelines, as applicable, and are therefore not considered subprime. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 3. Securities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Mortgage-Backed Securities" for additional information.

Our MBS portfolio decreased $216.5 million from $1.46 billion at September 30, 2015 to $1.25 billion at September 30, 2016. During fiscal year 2016, $142.9 million of MBS were purchased, of which $42.8 million were fixed-rate and $100.1 million were adjustable-rate. The cash flows from MBS that were not reinvested into the portfolio were used largely to fund loan growth.

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

At September 30, 2016, the MBS portfolio included $184.8 million of collateralized mortgage obligations ("CMOs"). CMOs are special types of securities in which the stream of principal and interest payments on the underlying mortgages or MBS are used to create investment classes with different maturities and, in some cases, different amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics. We do not purchase residual interest bonds.

While MBS issued by FNMA and FHLMC carry a reduced credit risk compared to whole mortgage loans, these securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of the underlying mortgage loans and consequently affect both the prepayment speed and value of the securities. As noted above, the Bank, on some transactions, pays a premium over par value on MBS purchased. Large premiums could cause significant negative yield adjustments due to accelerated prepayments on the underlying mortgages. The balance of net premiums on our portfolio of MBS at September 30, 2016 was $13.0 million.

The following table sets forth the composition of our investment and MBS portfolios as of the dates indicated. At September 30, 2016, our investment securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our stockholders' equity, excluding those issued by GSEs.

	September 30,
	2016			2015			2014
	Carrying	% of	Fair	Carrying	% of	Fair	Carrying	% of	Fair
	Value	Total	Value	Value	Total	Value	Value	Total	Value
	(Dollars in thousands)
AFS:
GSE debentures	$347,038	65.8%	$347,038	$526,620	69.4%	$526,620	$549,755	65.4%	$549,755
MBS	178,507	33.9	178,507	229,491	30.3	229,491	287,606	34.2	287,606
TRUPs	1,756	0.3	1,756	1,916	0.3	1,916	2,296	0.3	2,296
Municipal bonds	—	—	—	144	—	144	1,133	0.1	1,133
	527,301	100.0%	527,301	758,171	100.0%	758,171	840,790	100.0%	840,790

HTM:
MBS	1,067,571	97.0%	1,089,214	1,233,048	97.0%	1,256,783	1,514,941	97.6%	1,533,136
Municipal bonds	33,303	3.0	33,653	38,074	3.0	38,491	37,758	2.4	38,388
	1,100,874	100.0%	1,122,867	1,271,122	100.0%	1,295,274	1,552,699	100.0%	1,571,524
	$1,628,175		$1,650,168	$2,029,293		$2,053,445	$2,393,489		$2,412,314

The composition and maturities of the investment and MBS portfolio at September 30, 2016 are indicated in the following table by remaining contractual maturity, without consideration of call features or pre-refunding dates, along with associated weighted average yields. Yields on tax-exempt investments are not calculated on a fully taxable equivalent basis.

	1 year or less		More than 1 to 5 years		More than 5 to 10 years		Over 10 years		Total Securities
	Carrying		Carrying		Carrying		Carrying		Carrying		Fair
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value
	(Dollars in thousands)
AFS:
GSE debentures	$25,081	0.84%	$321,957	1.18%	$—	—%	$—	—%	$347,038	1.15%	$347,038
MBS	—	—	21,995	4.74	23,311	4.54	133,201	2.72	178,507	3.20	178,507
TRUPs	—	—	—	—	—	—	1,756	2.11	1,756	2.11	1,756
	25,081	0.84	343,952	1.40	23,311	4.54	134,957	2.71	527,301	1.83	527,301

HTM:
MBS	—	—	69,756	2.71	388,995	2.02	608,820	1.95	1,067,571	2.02	1,089,214
Municipal bonds	5,196	2.00	22,152	1.62	5,955	1.69	—	—	33,303	1.69	33,653
	5,196	2.00	91,908	2.45	394,950	2.02	608,820	1.95	1,100,874	2.01	1,122,867
	$30,277	1.04	$435,860	1.62	$418,261	2.16	$743,777	2.09	$1,628,175	1.95	$1,650,168

Sources of Funds
General. Our primary sources of funds are deposits, FHLB borrowings, repurchase agreements, repayments and maturities of outstanding loans and MBS and other short-term investments, and funds provided by operations.

Deposits. We offer a variety of retail deposit accounts having a wide range of interest rates and terms. Our deposits consist of savings accounts, money market deposit accounts, interest-bearing and non-interest-bearing checking accounts, and certificates of deposit. We rely primarily upon competitive pricing policies, marketing, and customer service to attract and retain deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition. The variety of deposit accounts we offer has allowed us to utilize strategic pricing to obtain funds and to respond with flexibility to changes in consumer demand. We seek to manage the pricing of our deposits in keeping with our asset and liability management, liquidity, and profitability objectives. Based on our experience, we believe that our deposits are stable sources of funds. Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been, and will continue to be, significantly affected by market conditions.

The Board of Directors has authorized the utilization of brokers to obtain deposits as a source of funds. Depending on market conditions, the Bank may use brokered deposits to fund asset growth and gather deposits that may help to manage interest rate risk. No brokered deposits were acquired during fiscal year 2016 and there were no brokered deposits outstanding at September 30, 2016 or 2015.

The Board of Directors also has authorized the utilization of public unit deposits as a source of funds. In order to qualify to obtain such deposits, the Bank must have a branch in each county in which it collects public unit deposits and, by law, must pledge securities as collateral for all such balances in excess of the FDIC insurance limits. At September 30, 2016 and 2015, the balance of public unit deposits was $370.0 million and $312.4 million, respectively.

As of September 30, 2016, the Bank's policy allows for combined brokered and public unit deposits up to 15% of total deposits. At September 30, 2016, that amount was approximately 7% of total deposits.

Borrowings. We utilize borrowings when we desire additional capacity to fund loan demand or when they help us meet our asset and liability management objectives. Historically, our term borrowings have consisted primarily of FHLB advances. FHLB advances may be made pursuant to several different credit programs, each of which has its own interest rate, maturity, repayment, and embedded options, if any. All FHLB advances at September 30, 2016 were fixed-rate advances with no embedded options. The Bank supplements FHLB borrowings with repurchase agreements, wherein the Bank enters into agreements with Board approved counterparties to sell securities under agreements to repurchase them. These agreements are recorded as financing transactions as the Bank maintains effective control over the transferred securities. The Bank's internal policy limits total borrowings to 55% of total assets.

During fiscal year 2016, the Bank continued to utilize a leverage strategy ("daily leverage strategy") to increase earnings. The daily leverage strategy during the current fiscal year involved borrowing up to $2.10 billion on the Bank's FHLB line of credit, which was repaid at each quarter end. The proceeds of the borrowings, net of the required FHLB stock holdings, are deposited at the Federal Reserve Bank of Kansas City. Management can discontinue the use of the daily leverage strategy at any point in time.

At September 30, 2016, we had $2.38 billion of FHLB advances, at par, outstanding. Total FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of Bank Call Report total assets without the pre-approval of FHLB senior management. In June 2016, the president of the FHLB renewed the approval of the increase in the Bank's borrowing limit to 55% of Bank Call Report total assets through July 2017. This approval was also in place throughout fiscal year 2016 as FHLB borrowings were in excess of 40% of Call Report total assets at certain points in time during the period due to the daily leverage strategy.

At September 30, 2016, repurchase agreements totaled $200.0 million, or approximately 2% of total assets. The Bank may enter into additional repurchase agreements as management deems appropriate, not to exceed 15% of total assets and subject to the internal policy limit on total borrowings of 55%. The securities underlying the agreements continue to be reported in the Bank's securities portfolio. At September 30, 2016, we had securities with a fair value of $224.1 million pledged as collateral on repurchase agreements. Repurchase agreements are made at mutually agreed upon terms between counterparties and the Bank. The use of repurchase agreements allows for the diversification of funding sources and the use of securities that were not being leveraged as collateral.

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

	2016	2015	2014
	(Dollars in thousands)
FHLB Borrowings:
Balance at end of period	$500,000	$1,100,000	$1,400,000
Maximum balance outstanding at any month-end during the period	2,600,000	2,700,000	2,700,000
Average balance	2,436,749	2,558,676	931,889
Weighted average contractual interest rate during the period	0.70%	0.60%	1.26%
Weighted average contractual interest rate at end of period	2.69	0.69	0.84

Subsidiary Activities

At September 30, 2016, the Company had one wholly-owned subsidiary, the Bank. The Bank provides a full range of retail banking services through 47 banking offices serving primarily the metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia and Salina, Kansas and portions of the metropolitan area of greater Kansas City. At September 30, 2016, the Bank had one wholly-owned subsidiary, Capitol Funds, Inc. At September 30, 2016, Capitol Funds, Inc. had one wholly-owned subsidiary, Capitol Federal Mortgage Reinsurance Company ("CFMRC"), which serves as a reinsurance company for the majority of the PMI companies the Bank uses in its normal course of operations. CFMRC stopped writing new business for the Bank in January 2010. Each wholly-owned subsidiary is reported on a consolidated basis.

Regulation and Supervision

Set forth below is a description of certain laws and regulations that are applicable to Capitol Federal Financial, Inc. and the Bank.

General. The Bank, as a federally chartered savings bank, is subject to regulation and oversight by the OCC extending to all aspects of its operations. This regulation of the Bank is intended for the protection of depositors and other customers and not for the purpose of protecting the Company's stockholders. The Bank is required to maintain minimum levels of regulatory capital and is subject to some limitations on capital distributions to the Company. The Bank also is subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law.

The Company is a unitary savings and loan holding company within the meaning of the Home Owners Loan Act ("HOLA"). As such, the Company is registered with the FRB and subject to the FRB regulations, examinations, supervision, and reporting requirements. In addition, the FRB has enforcement authority over the Company. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the Bank.

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

As a federally chartered savings bank, the Bank is required to meet a Qualified Thrift Lender ("QTL") test. This test requires the Bank to have at least 65% of its portfolio assets, as defined by statute, in qualified thrift investments at month-end for 9 out of every 12 months on a rolling basis. Under an alternative test, the Bank's business must consist primarily of acquiring the savings of the public and investing in loans, while maintaining 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, the Bank is required to maintain a significant portion of its assets in residential housing related loans and investments. An institution that fails to qualify as a QTL based upon one of these tests is immediately subject to certain restrictions on its operations, including a prohibition against capital distributions, except, with the prior approval of both the OCC and the FRB, as necessary to meet the obligations of a company controlling the institution. If the Bank fails the QTL test and does not regain QTL status within one year, or fails the test for a second time, the Company must immediately register as, and become subject to, the restrictions applicable to a bank holding company. The activities authorized for a bank holding company are more limited than are the activities authorized for a savings and loan holding company. Three years after failing the test, an institution must divest all investments and cease all activities not permissible for both a national bank and a savings association. Failure to meet the Qualified Thrift Lender test is a statutory violation subject to enforcement action. As of September 30, 2016, the Bank met the Qualified Thrift Lender test.

The Bank is subject to a 35% of total assets limit on non-real estate consumer loans, commercial paper and corporate debt securities, and a 20% limit on commercial non-mortgage loans. At September 30, 2016, the Bank had less than 1% of its assets in non-real estate consumer loans, commercial paper and corporate debt securities and less than 1% of its assets in commercial non-mortgage loans.

The Bank's relationship with its depositors and borrowers is regulated to a great extent by federal laws and regulations, especially in such matters as the ownership of savings accounts and the form and content of mortgage requirements. In addition, the branching authority of the Bank is regulated by the OCC. The Bank is generally authorized to branch nationwide.

The Bank is subject to a statutory lending limit on aggregate loans to one person or a group of persons combined because of certain common interests. That limit is equal to 15% of our unimpaired capital and surplus, plus an additional 10% for loans fully secured by readily marketable collateral. At September 30, 2016, the Bank's lending limit under this restriction was $186.5 million. The Bank has no loans or loan relationships in excess of its lending limit.

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

Prior to July 1, 2016, the FDIC assessed deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for one of four risk categories, applied to its assessment base. An institution's assessment base is equal to average consolidated total assets minus its average tangible equity (defined as Tier 1 capital). An institution with assets reported in its Call Report that have not exceeded $10 billion for at least four consecutive quarters and has been federally insured for at least five years is considered an established small institution and is assigned to one of four risk categories based on its capital, supervisory ratings, and other factors. The Bank is considered an established small institution. Well-capitalized institutions that were financially sound with only a few minor weaknesses were assigned to Risk Category I. Risk

Categories II, III and IV present progressively greater risks to the DIF. A range of initial base assessment rates applied to each Risk Category, adjusted downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjusted upward if the institution's brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates. Total base assessment rates ranged from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution held more than a de minimis amount of unsecured debt issued by another FDIC-insured institution.

On April 26, 2016, the FDIC adopted a final rule that, effective July 1, 2016, changed the method of calculating assessments for established small institutions effective the quarter following the DIF reserve ratio reaching 1.15%, which occurred on June 30, 2016. Under the final rule, the FDIC established assessment rates for established small institutions based on an institution's weighted average CAMELS component ratings and certain financial ratios. The four risk categories noted above were eliminated. Total base assessment rates range from 1.5 to 16 basis points for institutions with CAMELS composite ratings of 1 or 2, 3 to 30 basis points for those with a CAMELS composite score of 3, and 11 to 30 basis points for those with CAMELS composite scores of 4 or 5, subject to certain adjustments. Assessment rates are expected to decrease in the future as the reserve ratio increases in specified increments to the 1.35% ratio required by the Dodd-Frank Act. Formerly, the required reserve ratio was 1.15%. For the fiscal year ended September 30, 2016, the Bank paid $4.5 million in FDIC premiums.

An institution that has reported on its Call Reports total assets of $10 billion or more for at least four consecutive quarters is considered a large institution and is assessed under a complex scorecard method employing many factors, including weighted average CAMELS ratings; a performance score; leverage ratio; ability to withstand asset-related stress; certain measures of concentration, core earnings, core deposits, credit quality, and liquidity; and a loss severity score and loss severity measure. Total base assessment rates for these institutions currently range from 1.5 to 40 basis points, subject to certain adjustments, and are expected to decrease in the future as the reserve ratio increases in specified increments.

The Dodd-Frank Act directs the FDIC to offset the effects of higher assessments due to the increase in the reserve ratio on established small institutions by charging higher assessments to large institutions. To implement this mandate, large and highly complex institutions must pay an annual surcharge of 4.5 basis points on their assessment base beginning July 1, 2016. If the DIF reserve ratio has not reached 1.35% by December 31, 2018, the FDIC plans to impose a shortfall assessment on large institutions on March 31, 2019. The FDIC may increase or decrease its rates by 2 basis points without further rule-making. In an emergency, the FDIC may also impose a special assessment.

Since established small institutions will be contributing to the DIF while the reserve ratio remains between 1.15% and 1.35% and the large institutions are paying a surcharge, the FDIC will provide assessment credits to the established small institutions for the portion of their assessments that contribute to the increase. When the reserve ratio reaches 1.38%, the FDIC will automatically apply an established small institution's assessment credits to reduce its regular deposit insurance assessments.

FDIC-insured institutions are required to pay additional quarterly assessments called the FICO assessments in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. The rate for these assessments is adjusted quarterly and is applied to the same base as used for the deposit insurance assessment. These assessments are expected to continue until the bonds mature in the years 2017 through 2019. For the fiscal year ended September 30, 2016, the Bank paid $565 thousand in FICO assessments.

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

Regulatory Capital Requirements. The Bank and Company are required to maintain specified levels of regulatory capital under regulations of the OCC and FRB, respectively. The current regulatory capital rules, sometimes referred to as the Basel III rules, became effective for the Company and Bank in January 2016, with some rules being transitioned into full effectiveness over two-to-four years.

With respect to the Bank, the Basel III rules revised the "prompt corrective action" regulations, by (1) introducing a Common Equity Tier 1 ("CET1") ratio requirement at each level (other than critically under-capitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (2) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (compared to the previous 6%); and (3) eliminating the provision that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized.

Under the Basel III rules, an institution that is not an advanced approaches institution, such as the Company and the Bank, was allowed to make a one-time permanent election to continue to exclude certain AOCI items for the purpose of determining regulatory capital ratios. Management made this election in order to remove any volatility related to AOCI from the Company's and Bank's capital ratios. At September 30, 2016, the Bank had $5.9 million of AOCI.

Regulatory risk-weighted capital guidelines assign a certain risk weighting to every asset. Certain off-balance sheet items, such as binding loan commitments, are multiplied by credit conversion factors to translate the amounts into balance sheet equivalents before assigning them specific risk weightings. The risk weights for the Bank's and Company's assets and off-balance sheet items generally range from 0% to 150%. At September 30, 2016, the Bank and the Company each had risk-weighted assets of $4.34 billion.

For the quarter ended September 30, 2016, the Bank reported in its Call Report quarterly average assets of $11.31 billion and the Company reported to the FRB quarterly average assets of $11.31 billion. These average asset amounts are significantly higher than total assets at September 30, 2016 due the daily leverage strategy being in place during the quarter but not at September 30, 2016.

CET1 capital and Tier 1 capital for the Company and the Bank consists of common stock plus related surplus and retained earnings. Tier 2 capital for the Company and the Bank includes the balance of ACL; however, the amount of includable ACL in Tier 2 capital may be limited if the amount exceeds 1.25% of risk-weighted assets. At September 30, 2016, the Bank had $8.5 million of ACL, which was less than the 1.25% risk-weighted assets limit; therefore, the entire amount of ACL was includable in Tier 2 and total risk-based capital. Total capital for the Company and the Bank consists of common stock, plus related surplus and retained earnings (Tier 1 capital) plus the amount of includable ACL (Tier 2 capital).

Under the Basel III rules, the minimum capital ratios are as follows:

•	4.5% CET1 to risk-weighted assets.

•	6.0% Tier 1 capital to risk-weighted assets.

•	8.0% Total capital to risk-weighted assets.

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the "leverage ratio").

Basel III requires the Company and the Bank to maintain a capital conservation buffer above certain minimum capital ratios for capital adequacy purposes in order to avoid certain restrictions on capital distributions and other payments including dividends, share repurchases, and certain compensation. This requirement became effective January 1, 2016, and is being phased in over a four year period by increasing the required buffer amount by 0.625% each year. Once fully phased-in, the organization must maintain a balance of CET1 capital that exceeds by more than 2.5% each of the minimum risk-based capital ratios in order to satisfy the requirement. This translates into the following for the risk-based capital ratios when the capital conservation buffer is fully phased in: (1) CET1 capital ratio of more than 7.0%, (2) Tier 1 capital ratio of more than 8.5%, and (3) Total capital (Tier 1 plus Tier 2) ratio of more than 10.5%. At September 30, 2016, the Bank and Company had capital greater than necessary to meet the capital conservation buffer requirement then in effect.

At September 30, 2016, the Bank was considered well capitalized under OCC regulations. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 12. Regulatory Capital Requirements" and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for additional regulatory capital information

The OCC has the ability to establish an individual minimum capital requirement for a particular institution, which varies from the capital levels that would otherwise be required under the capital regulations, based on such factors as concentrations of credit risk, levels of interest rate risk, and the risks of non-traditional activities as well as others. The OCC has not imposed any such requirement on the Bank.

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

Federal regulations state that any institution that fails to comply with its capital plan or has a CET1 risk-based capital ratio of less than 4.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a total risk-based capital ratio of less than 6.0%, or a leverage ratio of less than 3.0% is considered significantly undercapitalized and must be made subject to one or more additional specified actions and operating restrictions that may cover all aspects of its operations and may include a forced merger or acquisition of the institution. An institution with tangible equity to total assets of less than 2.0% is critically undercapitalized and becomes subject to further mandatory restrictions on its operations. The OCC generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition. The imposition by the OCC of any of these measures on the Bank may have a substantial adverse effect on its operations and profitability. In general, the FDIC must be appointed receiver for a critically undercapitalized institution whose capital is not restored within the time provided. When the FDIC as receiver liquidates an institution, the claims of depositors and the FDIC as their successor (for deposits covered by FDIC insurance) have priority over other unsecured claims against the institution.

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

Stress Testing. As required by the Dodd-Frank Act and the regulations of the FRB and the OCC, FDIC-insured institutions and their holding companies with average total consolidated assets greater than $10 billion must conduct annual, company-run stress tests under the baseline, adverse and severely adverse scenarios provided by the federal banking regulators. For this purpose, average total consolidated assets means the average, as of the end of the four most recent consecutive quarterly periods, of total consolidated assets reported in the Call Report or quarterly report to the FRB. The regulators may also require the use of additional scenarios. The stress test is a process to assess the potential impact of scenarios on the consolidated earnings, losses and capital of an institution over the planning horizon, taking into account the institution's condition, risks, exposures, strategies and activities. The purpose of the stress tests is to ensure that institutions have robust, forward-looking capital planning that accounts for their risks and to help ensure that institutions have sufficient capital throughout times of economic and financial stress. The Company and the Bank are not subject to this requirement as their average total consolidated assets for this purpose are not greater than $10 billion.

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

Federal Reserve System. The FRB requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. At September 30, 2016, the Bank was in compliance with these reserve requirements. The Bank is authorized to borrow from the Federal Reserve Bank "discount window." An eligible institution need not exhaust other sources of funds before going to the discount window, nor are there restrictions on the purposes for which the borrower can use primary credit. At September 30, 2016, the Bank had no outstanding borrowings from the discount window.

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

As a member, the Bank is required to purchase and maintain capital stock in FHLB. The minimum required FHLB stock amount is generally 4.5% of the Bank's FHLB advances and outstanding balance against the FHLB line of credit, and 2% of the outstanding principal of loans sold into the Mortgage Partnership Finance program. At September 30, 2016, the Bank had a balance of $110.0 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received dividends on its FHLB stock, although no assurance can be given that these dividends will continue. On a quarterly basis, management conducts a review of FHLB to determine whether an other-than-temporary impairment of the FHLB stock is present. At September 30, 2016, management concluded there was no such impairment.

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

Taxation
Federal Taxation
General
The Company and the Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The Company files a consolidated federal income tax return. The Company is no longer subject to federal income tax examination for fiscal years prior to 2013.

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

Net Operating Loss Carryovers
For federal income tax purposes, a financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. As of September 30, 2016, the Company had no net operating loss carryovers.

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
Employees
At September 30, 2016, we had a total of 676 employees, including 120 part-time employees. The full-time equivalent of our total employees at September 30, 2016 was 639. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officers of the Registrant
John B. Dicus. Age 55 years. Mr. Dicus is Chairman of the Board of Directors, Chief Executive Officer, and President of the Bank and the Company. He has served as Chairman since January 2009 and Chief Executive Officer since January 2003. He has served as President of the Bank since 1996 and of the Company since its inception in March 1999. Prior to accepting the responsibilities of Chief Executive Officer, he served as Chief Operating Officer of the Bank and the Company. Prior to that, he served as the Executive Vice President of Corporate Services for the Bank for four years. He has been with the Bank in various other positions since 1985.

Kent G. Townsend. Age 55 years. Mr. Townsend serves as Executive Vice President and Chief Financial Officer of the Bank, its subsidiary, and the Company. Mr. Townsend also serves as Treasurer for the Company, Capitol Funds, Inc. and CFMRC. Mr. Townsend was promoted to Executive Vice President, Chief Financial Officer and Treasurer on September 1, 2005. Prior to that, he served as Senior Vice President, a position he held since April 1999, and Controller of the Company, a position he held since March 1999. He has served in similar positions with the Bank since September 1995. He served as the Financial Planning and Analysis Officer with the Bank for three years and other financial related positions since joining the Bank in 1984.

Rick C. Jackson. Age 51 years. Mr. Jackson serves as Executive Vice President, Chief Lending Officer and Community Development Director of the Bank and the Company.  He also serves as the President of Capitol Funds, Inc., a subsidiary of the Bank and President of CFMRC.  He has been with the Bank since 1993 and has held the position of Community Development Director since that time. He has held the position of Chief Lending Officer since February 2010.

Natalie G. Haag. Age 57 years.  Ms. Haag serves as Executive Vice President and General Counsel of the Bank and the Company.  Prior to joining the Bank in August of 2012, Ms. Haag was 2nd Vice President, Director of Governmental Affairs and Assistant General Counsel for Security Benefit Corporation and Security Benefit Life Insurance Company in Topeka, Kansas. Security Benefit provides retirement products and services, including annuities and mutual funds.  Ms. Haag was employed by Security Benefit since 2003.  The Security Benefit companies are not parents, subsidiaries or affiliates of the Bank or the Company.

Carlton A. Ricketts. Age 59 years.  Mr. Ricketts serves as Executive Vice President, Chief Corporate Services Officer of the Bank and the Company.  Prior to accepting those responsibilities in 2012, he served as Chief Strategic Planning Officer of the Bank, a position held since 2007.

Daniel L. Lehman. Age 51 years. Mr. Lehman serves as Executive Vice President, Chief Retail Operations Officer of the Bank and Company. Prior to accepting those responsibilities in 2016, he served as First Vice President and Accounting Director, a position held since 2003 and Controller, a position held since 2005.

Tara D. Van Houweling. Age 43 years. Ms. Van Houweling serves as First Vice President, Principal Accounting Officer and Reporting Director. She has been with the Bank and Company since 2003, has held the position of First Vice President and Reporting Director since 2003, and Principal Accounting Officer since 2005.

Item 1A. Risk Factors
The following is a summary of risk factors relating to the operations of the Bank and the Company. These risk factors are not necessarily presented in order of significance.

Changes in interest rates could have an adverse impact on our results of operations and financial condition.
Our results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, securities, cash at the Federal Reserve Bank and dividends received on FHLB stock, and the interest paid on deposits and borrowings. Changes in interest rates could have an adverse impact on our results of operations and financial condition because the majority of our interest-earning assets are long-term, fixed-rate loans, while the majority of our interest-bearing liabilities are shorter term, and therefore subject to a greater degree of interest rate fluctuations. This type of risk is known as interest rate risk and is affected by prevailing economic and competitive conditions, including monetary policies of the FRB and fiscal policies of the United States federal government.

The impact of changes in interest rates is generally observed on the income statement. The magnitude of the impact will be determined by the difference between the amount of interest-earning assets and interest-bearing liabilities, both of which either reprice or mature within a given period of time. This difference provides an indication of the extent to which our net interest rate spread will be impacted by changes in interest rates. In addition, changes in interest rates will impact the expected level of repricing of the Bank's mortgage-related assets and callable debt securities. Generally, as interest rates decline, the amount of interest-earning assets expected to reprice will increase as borrowers have an economic incentive to reduce the cost of their mortgage or debt, which would negatively impact the Bank's interest income. Conversely, as interest rates rise, the amount of interest-earning assets expected to reprice will decline as the economic incentive to refinance the mortgage or debt is diminished. As this occurs, the amount of interest-earning assets repricing could diminish to the point where interest-bearing liabilities reprice to a higher interest rate at a faster pace than interest-earning assets, thus negatively impacting the Bank's net interest income.

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

In addition to general changes in interest rates, changes that affect the shape of the yield curve could negatively impact the Bank. The Bank's interest-bearing liabilities are generally priced based on short-term interest rates while the majority of the Bank's interest-earning assets are priced based on long-term interest rates. Income for the Bank is primarily driven by the spread between these rates. As a result, a steeper yield curve, meaning long-term interest rates are significantly higher than short-term interest rates, would provide the Bank with a better opportunity to increase net interest income. When the yield curve is flat, meaning long-term interest rates and short-term interest rates are essentially the same, or when the yield curve is inverted, meaning long-term interest rates are lower than short-term interest rates, the yield between interest-earning assets and interest-bearing liabilities that reprice is compressed or diminished and would likely negatively impact the Bank's net interest income. See "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional information about the Bank's interest rate risk management.

The occurrence of any failure, breach or interruption in our information systems or those of our service providers could damage our reputation, cause losses, increase our expenses and result in a loss of customers, cause an increase in regulatory scrutiny or expose us to civil litigation and possibly financial liability.
Information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger, our deposits and our loans. In the normal course of our business, we collect, process, retain and transmit (by email and other electronic means) sensitive and confidential information regarding our customers, employees and others. We also outsource certain aspects of our data processing to third-party service providers. In addition to confidential information regarding our customers, employees and others, we, and in some cases a third party, compile, process, transmit and store proprietary, non-public information concerning our business, operations, plans and strategies.

Information security risks for financial institutions continue to increase in part because of evolving technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. Cyber criminals use a variety of tactics, such as ransomware, denial of service, and theft of sensitive business and customer information to extort payment or other concessions from victims. In some cases, these attacks have caused significant impacts on other businesses' access to data and ability to provide services. We are not able to anticipate or implement effective preventive measures against all incidents of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources.

We use a variety of physical, procedural and technological safeguards to prevent or limit the impact of system failures, interruptions and security breaches and to protect confidential information from mishandling, misuse or loss, including detection and response mechanisms designed to contain and mitigate security incidents. However, there can be no assurance that such events will not occur or that they will be promptly detected and adequately addressed if they do, and early detection of security breaches may be thwarted by sophisticated attacks and malware designed to avoid detection. If there is a failure in or breach of our information systems, or those of a third-party service provider, the confidential and other information processed and stored in, and transmitted through, such information systems could potentially be jeopardized, or could otherwise cause interruptions or malfunctions in our operations or the operations of our customers, employees, or others.

Our business and operations depend on the secure processing, storage and transmission of confidential and other information in our information systems and those of our third-party service providers. Although we devote significant resources and management focus to ensuring the integrity of our information systems through information security measures, risk management practices, relationships with threat intelligence providers and business continuity planning, our facilities, computer systems, software and networks, and those of our third-party service providers, may be vulnerable to external or internal security breaches, acts of vandalism, unauthorized access, misuse, computer viruses or other malicious code and cyber attacks that could have a security impact. In addition, breaches of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to our confidential or other information or the confidential or other information of our customers, employees or others. While we regularly conduct security and risk assessments on our systems and those of our third-party service providers, there can be no assurance that their information security protocols are sufficient to withstand a cyber attack or other security breach.

The occurrence of any of the foregoing could subject us to litigation or regulatory scrutiny, cause us significant reputational damage or erode confidence in the security of our information systems, products and services, cause us to lose customers or have greater difficulty in attracting new customers, have an adverse effect on the value of our common stock or subject us to financial losses that may not be covered by insurance, any of which could have a material adverse effect on our business, financial condition or results of operations. As information security risks and cyber threats continue to evolve, we may be required to expend significant additional resources to further enhance or modify our information security measures and/or to investigate and remediate any information security vulnerabilities or other exposures arising from operational and security risks.

Furthermore, there has recently been heightened legislative and regulatory focus on privacy, data protection and information security. New or revised laws and regulations may significantly impact our current and planned privacy, data protection and information security-related practices, the collection, use, sharing, retention and safeguarding of consumer and employee information, and current or planned business activities. Compliance with current or future privacy, data protection and information security laws could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial condition or results of operations.

An economic downturn, especially one affecting our geographic market area, could adversely affect our operations and financial results.
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties; therefore, we are particularly exposed to downturns in regional housing markets and, to a lesser extent, the U.S. housing market. The primary risks inherent in our one- to four-family loan portfolio are declines in economic conditions and residential real estate value and elevated levels of unemployment or underemployment. Any one or a combination of these events may have an adverse impact on borrowers' ability to repay their loans, which could result in increased delinquencies, non-performing assets, loan losses, and future loan loss provisions.

Additionally, we have a concentration of loans secured by property located in Kansas and Missouri due to our lending practices. Approximately 57% of our loan portfolio is comprised of loans secured by property located in Kansas, and approximately 19% is comprised of loans secured by property located in Missouri.  This makes us vulnerable to a downturn in local economies and real estate markets.  We monitor the current status and trends of local and national employment levels and trends and current conditions in the real estate and housing markets in our local market areas. Adverse conditions in these local economies such as inflation, unemployment, recession, natural disasters, or other factors beyond our control, could impact the ability of our borrowers to repay their loans.  Decreases in local real estate values could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure. Currently, there is not a single employer or industry in the area on which the majority of our customers are dependent. Additionally, correspondent loan purchases enable us to attain geographic diversification in our one- to four-family loan portfolio.

The increase in commercial real estate loans in our loan portfolio exposes us to increased lending and credit risks.
A growing portion of our loan portfolio consists of commercial real estate loans.  These loan types tend to be larger than and in different geographic regions from most of our existing loan portfolio and are generally considered to have different and greater risks than one- to four-family residential real estate loans. Furthermore, these loan types can expose us to a greater risk of delinquencies, non-performing assets, loan losses, and future loan loss provisions than one- to four-family residential real estate loans because repayment of such loans often depends on the successful operations of a business or of the underlying property.  Repayment of such loans may be affected by factors outside the borrower's control, such as adverse conditions in the real estate market, the economy, environmental factors or changes in government regulation. Also, there are risks inherent in commercial real estate construction lending as the value of the project is uncertain prior to the completion of construction and subsequent lease-up. A sudden downturn in the economy or other unforeseen events could result in stalled projects or collateral shortfalls, thus exposing us to increased credit risk. Additionally, a large portion of our commercial real estate loans were originated/participated in during the past three fiscal years, which makes it difficult to assess the future performance of these loans because of the borrower's relatively limited income history and loan payment history.

Our commercial real estate loans generally have significantly larger average loan balances compared to one- to four-family residential real estate loans and may involve multiple loans to groups of related borrowers. Our largest commercial real estate loan was $50.0 million at September 30, 2016, but no funds had been disbursed on this loan at September 30, 2016. The commercial real estate loan with the largest unpaid principal balance at September 30, 2016 was a loan for $24.5 million.

A growing commercial real estate loan portfolio subjects us to greater regulatory scrutiny. Regulatory agencies have observed that many commercial markets are experiencing substantial growth, and as a result, concentration levels of commercial loans have been rising at some institutions.

We regularly monitor the risks in our commercial real estate loan portfolio, including concentrations in such factors as geographic locations, property types, tenant brand name, borrowing relationships, and lending relationships in the case of participation loans, among other factors. We continually strive to maintain high underwriting standards, including selecting borrowers and guarantors that are financially sound and experienced in the industry, and selecting projects that meet the Bank's lending policies and risk appetite. For additional information regarding our commercial real estate underwriting and monitoring of risk, see "Part 1, Item 1. Business - Lending Practices and Underwriting Standards - Commercial Real Estate Lending."

We are heavily reliant on technology, and a failure to effectively implement technology initiatives or anticipate future technology needs or demands could adversely affect our business or performance.
Like most financial institutions, the Bank significantly depends on technology to deliver its products and other services and to otherwise conduct business. To remain technologically competitive and operationally efficient, the Bank invests in system upgrades, new technological solutions, and other technology initiatives. Many of these solutions and initiatives have a significant duration, are tied to critical information systems, and require substantial resources. Although the Bank takes steps to mitigate the risks and uncertainties associated with these solutions and initiatives, there is no guarantee that they will be implemented on time, within budget, or without negative operational or customer impact. The Bank also may not succeed in anticipating its future technology needs, the technology demands of its customers, or the competitive landscape for technology. If the Bank were to falter in any of these areas, it could have a material adverse effect on our business, financial condition or results of operations.

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
While we are one of the largest mortgage loan originators in the state of Kansas, we compete in the same market areas as local, regional, and national banks, credit unions, mortgage brokerage firms, investment banking firms, investment brokerage firms, and savings institutions. We must also compete with online investment and mortgage brokerages and online banks that are not confined to any specific market area.  Many of these competitors operate on a national or regional level, are a conglomerate of various financial services providers housed under one corporation, or otherwise have substantially greater financial or technological resources than the Bank. We compete primarily on the basis of the interest rates offered to depositors, the terms of loans offered to borrowers, and the benefits afforded to customers as a local institution and portfolio lender. Our pricing strategy for loan and deposit products includes setting interest rates based on secondary market prices and local competitor pricing for our local markets, and secondary market prices and national competitor pricing for our correspondent lending markets. Should we face competitive pressure to increase deposit rates or decrease loan rates, our net interest income could be adversely affected. Additionally, our competitors may offer products and services that we do not or cannot provide, as certain deposit and loan products fall outside of our accepted level of risk.  Our profitability depends upon our ability to compete in our local market areas.

We operate in a highly regulated industry, which limits the manner and scope of our business activities and will continue to increase our operational and compliance costs.
We are subject to extensive regulation, supervision, and examination by the OCC, FRB, and the FDIC. These regulatory authorities exercise broad discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank's operations, reclassify assets, determine the adequacy of a bank's ACL, and determine the level of deposit insurance premiums assessed. The Dodd-Frank Act created the CFPB with broad powers to supervise and enforce consumer protection laws, including a wide range of consumer protection laws that apply to all banks and savings institutions, like the authority to prohibit "unfair, deceptive or abusive" acts and practices. The CFPB also has examination and enforcement authority over all banks with regulatory assets exceeding $10 billion at four consecutive quarter-ends. The Bank has not exceeded $10 billion in regulatory assets at four consecutive quarter-ends, but it may at some point in the future. Smaller banks, like the Bank, will continue to be examined for compliance with the consumer laws and regulations of the CFPB by their primary bank regulators (the OCC, in the case of the Bank). The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws. Change in the authority and oversight of any of these agencies, whether in the form of regulatory policy, new regulations or legislation, or additional deposit insurance premiums, could have a material impact on our operations.

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

Our risk-management and compliance programs and functions may not be effective in mitigating risk and loss.
We maintain an enterprise risk management program that is designed to identify, quantify, monitor, report, and control the risks that we face. These risks include: interest-rate, credit, liquidity, operations, reputation, compliance and litigation. We also maintain a compliance program to identify, measure, assess, and report on our adherence to applicable laws, policies and procedures. While we assess and improve these programs on an ongoing basis, there can be no assurance that our risk management or compliance programs, along with other related controls, will effectively mitigate all risk and limit losses in our business. If conditions or circumstances arise that expose flaws or gaps in our risk management or compliance programs, or if our controls do not function as designed, the performance and value of our business could be adversely affected.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
At September 30, 2016, we had 37 traditional branch offices and 10 in-store branch offices. The Bank owns the office building and related land in which its home office and executive offices are located, and 28 of its other branch offices. The remaining 18 branches are either leased or partially owned.

For additional information regarding our lease obligations, see "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 5. Premises and Equipment, net."

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
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing
Capitol Federal Financial, Inc. common stock is traded on the Global Select tier of the NASDAQ Stock Market under the symbol "CFFN". At November 22, 2016, there were approximately 9,816 Capitol Federal Financial, Inc. stockholders of record.

Price Range of Common Stock
The high and low sales prices for the common stock as reported on the NASDAQ Stock Market, as well as dividends declared per share, are reflected in the table below.

FISCAL YEAR 2016	HIGH	LOW	DIVIDENDS
First Quarter	$13.36	$11.82	$0.335
Second Quarter	13.47	11.39	0.085
Third Quarter	13.95	12.70	0.335
Fourth Quarter	14.49	13.52	0.085

FISCAL YEAR 2015	HIGH	LOW	DIVIDENDS
First Quarter	$13.12	$11.78	$0.335
Second Quarter	12.92	12.22	0.085
Third Quarter	12.67	11.75	0.335
Fourth Quarter	12.33	11.61	0.085

Share Repurchases
On October 28, 2015, the Company announced a stock repurchase plan for up to $70.0 million of common stock. The plan does not have an expiration date. Since the Company completed its second-step conversion in December 2010, $368.0 million worth of shares have been repurchased.

The following table summarizes our share repurchase activity during the three months ended September 30, 2016 and additional information regarding our share repurchase program.

				Approximate
	Total		Total Number of	Dollar Value of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
	Purchased	per Share	Announced Plans	Under the Plan
July 1, 2016 through
July 31, 2016	—	$—	—	$70,000,000
August 1, 2016 through
August 31, 2016	—	—	—	70,000,000
September 1, 2016 through
September 30, 2016	—	—	—	70,000,000
Total	—	—	—	70,000,000

Stockholders and General Inquiries
Copies of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 are available at no charge to stockholders upon request. Please direct requests or inquiries to: James D. Wempe, Director, Investor Relations, 700 South Kansas Avenue, Topeka, KS 66603, (785) 270-6055, or jwempe@capfed.com.

Stockholder Return Performance Presentation
The information presented below assumes $100 invested on September 30, 2011 in the Company's common stock and in each of the indices, and assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

Total Return Performance
Index Value
250
225
200
175
150
125
100
75
50
09/30/11
09/30/12
09/30/13
09/30/14
09/30/15
09/30/16
Capitol Federal Financial, Inc.
NASDAQ Composite
SNL U.S. Bank & Thrift

	Period Ending
Index	9/30/2011	9/30/2012	9/30/2013	9/30/2014	9/30/2015	9/30/2016
Capitol Federal Financial, Inc.	100.00	117.28	132.56	136.61	149.93	185.54
NASDAQ Composite	100.00	130.53	160.26	193.28	201.01	234.02
SNL U.S. Bank & Thrift	100.00	141.29	183.82	216.65	221.18	228.69
Source: SNL Financial LC

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

	September 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Selected Balance Sheet Data:
Total assets	$9,267,247	$9,844,161	$9,865,028	$9,186,449	$9,378,304
Loans receivable, net	6,958,024	6,625,027	6,233,170	5,958,868	5,608,083
Securities:
AFS	527,301	758,171	840,790	1,069,967	1,406,844
HTM	1,100,874	1,271,122	1,552,699	1,718,023	1,887,947
FHLB stock	109,970	150,543	213,054	128,530	132,971
Deposits	5,164,018	4,832,520	4,655,272	4,611,446	4,550,643
FHLB borrowings	2,372,389	3,270,521	3,369,677	2,513,538	2,530,322
Repurchase agreements	200,000	200,000	220,000	320,000	365,000
Stockholders' equity	1,392,964	1,416,226	1,492,882	1,632,126	1,806,458

	For the Year Ended September 30,
	2016	2015	2014	2013	2012
	(Dollars and counts in thousands, except per share amounts)
Selected Operations Data:
Total interest and dividend income	$301,113	$297,362	$290,246	$298,554	$328,051
Total interest expense	108,931	107,594	106,103	120,394	143,170
Net interest and dividend income	192,182	189,768	184,143	178,160	184,881
Provision for credit losses	(750)	771	1,409	(1,067)	2,040
Net interest and dividend income after
provision for credit losses	192,932	188,997	182,734	179,227	182,841
Retail fees and charges	14,835	14,897	14,937	15,342	15,915
Other non-interest income	8,477	6,243	8,018	7,947	8,318
Total non-interest income	23,312	21,140	22,955	23,289	24,233
Salaries and employee benefits	42,378	43,309	43,757	49,152	44,235
Other non-interest expense	51,927	51,060	46,780	47,795	46,840
Total non-interest expense	94,305	94,369	90,537	96,947	91,075
Income before income tax expense	121,939	115,768	115,152	105,569	115,999
Income tax expense	38,445	37,675	37,458	36,229	41,486
Net income	$83,494	$78,093	$77,694	$69,340	$74,513

Basic earnings per share	$0.63	$0.58	$0.56	$0.48	$0.47
Average basic shares outstanding	133,045	135,384	139,440	144,847	157,913
Diluted earnings per share	$0.63	$0.58	$0.56	$0.48	$0.47
Average diluted shares outstanding	133,176	135,409	139,442	144,848	157,916

	2016		2015		2014		2013	2012
Performance Ratios:
Return on average assets	0.88%	(1)	0.83%	(1)	0.85%	(1)	0.75%	0.79%
Return on average equity	5.78	(1)	5.13	(1)	4.97	(1)	4.14	3.93
Dividends paid per share	$0.84		$0.84		$0.98		$1.00	$0.40
Dividend payout ratio	133.86%		146.19%		177.84%		211.75%	85.58%
Operating expense ratio	0.84		0.84		0.96		1.05	0.97
Efficiency ratio	43.76		44.74		43.72		48.13	43.55
Ratio of average interest-earning assets
to average interest-bearing liabilities	1.13x		1.14x		1.18x		1.21x	1.24x
Net interest margin	2.10%	(1)	2.07%	(1)	2.07%	(1)	1.97%	2.01%

Interest rate spread information:
Average during period	1.93	(1)	1.87	(1)	1.84	(1)	1.70	1.64
End of period	1.92		1.85		1.84		1.72	1.68

Asset Quality Ratios:
Non-performing assets to total assets	0.35		0.31		0.29		0.33	0.43
Non-performing loans to total loans	0.42		0.39		0.40		0.44	0.57
ACL to non-performing loans	29.32		36.41		37.04		33.36	34.88
ACL to loans receivable, net	0.12		0.14		0.15		0.15	0.20

Capital Ratios:
Equity to total assets at end of period	15.0		14.4		15.1		17.8	19.3
Average equity to average assets	12.4		13.1		16.4		18.1	20.1
Company Tier 1 leverage ratio	12.3		12.6		N/A		N/A	N/A
Bank Tier 1 leverage ratio(2)	10.9		11.3		13.2		14.8	14.6

Other Data:
Number of traditional offices	37		37		37		36	36
Number of in-store offices	10		10		10		10	10

(1)
These ratios were adjusted to exclude the effects of the daily leverage strategy. This adjusted financial data is not presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The table below presents the ratios showing the financial results of the daily leverage strategy, along with GAAP financial ratios including the effects of the daily leverage strategy. Since the daily leverage strategy only involves assets and liabilities, there is no direct equity impact of the daily leverage strategy, outside of generating additional earnings. Therefore, the return on average equity of the daily leverage strategy is not applicable (N/A). Management believes it is important for comparability purposes to provide the financial ratios without the daily leverage strategy because of the unique nature of the daily leverage strategy. Management can discontinue the daily leverage strategy at any point in time.

	For the Year Ended September 30,
	2016		2015		2014
		Reported with		Reported with		Reported with
	Daily Leverage	Daily Leverage	Daily Leverage	Daily Leverage	Daily Leverage	Daily Leverage
	Strategy	Strategy	Strategy	Strategy	Strategy	Strategy
Return on average assets	0.11%	0.74%	0.14%	0.70%	0.14%	0.82%
Return on average equity	N/A	5.95	N/A	5.32	N/A	5.00
Net interest margin	0.21	1.75	0.26	1.73	0.27	2.00
Average interest rate spread	0.22	1.63	0.26	1.59	0.27	1.79

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

The Company's results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, MBS, investment securities, and cash, and the interest paid on deposits and borrowings. On a weekly basis, management reviews deposit flows, loan demand, cash levels, and changes in several market rates to assess all pricing strategies. The Bank's pricing strategy for first mortgage loan products includes setting interest rates based on secondary market prices and local competitor pricing for our local lending markets, and secondary market prices and national competitor pricing for our correspondent lending markets. Generally, deposit pricing is based upon a survey of competitors in the Bank's market areas, and the need to attract funding and retain maturing deposits. The majority of our loans are fixed-rate products with maturities up to 30 years, while the majority of our retail deposits have stated maturities or repricing dates of less than two years.

Economic conditions in the Bank's local market areas have a significant impact on the ability of borrowers to repay loans and the value of the collateral securing these loans. The industries in our market areas are diversified, especially in the Kansas City metropolitan statistical area, which comprises the largest segment of our loan portfolio and deposit base. As of October 2016, the unemployment rate was 4.4% for Kansas and 5.1% for Missouri, compared to the national average of 4.9% based on information from the Bureau of Labor Statistics. The Kansas City market area has an average household income of approximately $74 thousand per annum, based on 2016 estimates from Nielsen. The average household income in our combined market areas is approximately $70 thousand per annum, with 90% of the population at or above the poverty level, also based on the 2016 estimates from Nielsen. The FHFA price index for Kansas and Missouri has not experienced any significant fluctuations over the past several years which indicates relative stability in property values in our local market areas.

For fiscal year 2016, the Company recognized net income of $83.5 million, or $0.63 per share, compared to net income of $78.1 million, or $0.58 per share, for fiscal year 2015. The $5.4 million, or 6.9%, increase in net income was due primarily to a $2.4 million increase in net interest income and a $2.2 million increase in non-interest income, specifically bank-owned life insurance ("BOLI") income. The $2.4 million, or 1.3%, increase in net interest income from the prior fiscal year was due primarily to an $8.2 million decrease in interest expense on term borrowings, partially offset by a $4.7 million increase in interest expense on deposits. Additionally, the Bank recorded a negative provision for credit losses of $750 thousand in the current fiscal year compared to a provision for credit losses of $771 thousand in the prior fiscal year.

During fiscal year 2016, the Bank continued to utilize the daily leverage strategy to increase earnings. The daily leverage strategy during the current fiscal year involved borrowing up to $2.10 billion on the Bank's FHLB line of credit, which was repaid prior to each quarter end for regulatory purposes. The proceeds from the borrowings, net of the required FHLB stock holdings which yielded approximately 6% during the current fiscal year, were deposited at the Federal Reserve Bank of Kansas City. Net income attributable to the daily leverage strategy was $2.3 million during the current fiscal year, compared to $2.8 million for the prior fiscal year. The decrease was due to the average borrowings rate on the FHLB line of credit increasing more than the average yield earned on the cash balances held at the Federal Reserve Bank. The pre-tax yield of the daily leverage strategy, which is defined as the annualized pre-tax income resulting from the transaction as a percentage of the interest-earning assets associated with the transaction, was 0.16% for the current fiscal year. Management expects to continue this strategy in fiscal year 2017.

The net interest margin increased two basis points, from 1.73% for the prior fiscal year to 1.75% for the current fiscal year. Excluding the effects of the daily leverage strategy, the net interest margin would have increased three basis points, from 2.07% for the prior fiscal year to 2.10% for the current fiscal year. The increase in the net interest margin was due mainly to a decrease in interest expense on term borrowings, partially offset by an increase in interest expense on deposits. The positive impact on the net interest margin resulting from the shift in the mix of interest-earning assets from relatively lower yielding securities to higher yielding loans was offset by a decrease in the loan portfolio yield.

Total assets were $9.27 billion at September 30, 2016 compared to $9.84 billion at September 30, 2015. The $576.9 million decrease was due primarily to a $490.9 million decrease in cash and cash equivalents and a $40.6 million decrease in FHLB stock, both due primarily to the removal of the entire daily leverage strategy at September 30, 2016 compared to $700.0 million of the daily leverage strategy that remained in place at September 30, 2015. The entire $2.10 billion daily leverage strategy was reinstated on October 3, 2016. During the current fiscal year, management continued the strategy of moving cash flows from the relatively lower yield securities portfolio to the higher yield loans receivable portfolio resulting in a $401.1 million decrease in the securities portfolio and a $333.0 million increase in the loans receivable portfolio.

The loans receivable portfolio, net, increased to $6.96 billion at September 30, 2016, from $6.63 billion at September 30, 2015. The loan growth was mainly funded with cash flows from the securities portfolio. During the current fiscal year, the Bank originated and refinanced $772.9 million of loans with a weighted average rate of 3.55% and purchased $662.8 million of loans from correspondent lenders with a weighted average rate of 3.47%. During fiscal year 2016, we continued to expand our commercial real estate portfolio through loan participations with our correspondent lenders and other lead banks. The Bank entered into participations of $201.1 million of commercial real estate loans with a weighted average rate of 4.02% during the current fiscal year, of which $34.9 million was funded at September 30, 2016.

Total liabilities were $7.87 billion at September 30, 2016 compared to $8.43 billion at September 30, 2015. The $553.7 million decrease was due primarily to an $898.1 million decrease in FHLB borrowings, largely as a result of the removal of the entire daily leverage strategy at September 30, 2016, along with a $200.0 million decrease in term FHLB advances, partially offset by a $331.5 million increase in the deposit portfolio. The growth in deposits was primarily in the retail certificate of deposit, checking, and wholesale certificate of deposit portfolios, which increased $137.4 million, $75.6 million, and $57.6 million, respectively. Cash flows received from the deposit portfolio were used to pay off certain maturing FHLB advances.

Stockholders' equity was $1.39 billion at September 30, 2016 compared to $1.42 billion at September 30, 2015. The $23.3 million decrease was due primarily to the payment of $111.8 million in cash dividends, partially offset by net income of $83.5 million. Cash dividends paid during the current fiscal year totaled $0.84 per share.

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

Allowance for Credit Losses. The Company maintains an ACL to absorb inherent losses in the loan portfolio based upon ongoing quarterly assessments of the loan portfolio. The ACL is maintained through provisions for credit losses which are either charged or credited to income.  The methodology for determining the ACL is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in economic conditions that could result in changes to the amount of the recorded ACL. Additionally, bank regulators review the ACL and could have a differing view from management regarding the ACL balance, which could result in an increase in the ACL and/or the recognition of additional charge-offs. Although management believes that the Bank has established and maintained the ACL at appropriate levels, additions may be necessary if economic and other conditions worsen substantially from the current operating environment, and/or if bank regulators have a differing view from management regarding the ACL balance.

Our primary lending emphasis is the origination and purchase of one- to four-family loans and, to a lesser extent, consumer loans secured by one- to four-family residential properties, resulting in a loan concentration in residential mortgage loans.  We believe the primary risks inherent in our one- to four-family and consumer loan portfolios are a decline in economic conditions, elevated levels of unemployment or underemployment, and declines in residential real estate values.  Changes in any one or a combination of these events may adversely affect borrowers' ability to repay their loans, resulting in increased delinquencies, non-performing assets, loan losses, and future loan loss provisions. Although the commercial real estate loan portfolio is subject to the same risk of declines in economic conditions, the primary risk characteristics inherent in this portfolio include the ability of the borrower to sustain sufficient cash flows from leases and to control expenses to satisfy their contractual debt payments, and/or the ability to utilize personal and/or business resources to pay their contractual debt payments if the cash flows are not sufficient. Additionally, if the Bank were to repossess the secured collateral of a commercial real estate loan, the pool of potential buyers is limited more than that for a residential property. Therefore, the Bank could hold the property for an extended period of time and/or potentially be forced to sell at a discounted price, resulting in additional losses.

Each quarter, we prepare a formula analysis model which segregates our loan portfolio into categories based on certain risk characteristics such as loan type (one- to four-family, commercial real estate, etc.), interest payments (fixed-rate and adjustable-rate), loan source (originated, correspondent purchased, or bulk purchased), LTV ratios, borrower's credit score and payment status (i.e. current or number of days delinquent). Consumer loans, such as second mortgages and home equity lines of credit, with the same underlying collateral as a one- to four-family loan are combined with the one- to four-family loan in the formula analysis model to calculate a combined LTV ratio.

Historical loss factors are applied to each loan category in the formula analysis model. Additionally, qualitative loss factors that management believes impact the collectability of the loan portfolio as of the evaluation date are applied to each loan category.  Qualitative loss factors increase as loans are classified or become delinquent. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies" for additional information related to the loss factors utilized in the formula analysis model.

The loss factors applied in the formula analysis model are reviewed quarterly by management to assess whether the factors adequately cover probable and estimable losses inherent in the loan portfolio.  Our ACL methodology permits modifications to the formula analysis model in the event that, in management's judgment, significant factors which affect the collectability of the portfolio or any category of the loan portfolio, as of the evaluation date, have changed from the current formula analysis model.  Management's evaluation of the qualitative factors with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with a specific problem loan or portfolio segment.

Management utilizes the formula analysis model, along with considering several other data elements, when evaluating the adequacy of the ACL. Such data elements include the trend and composition of delinquent loans, trends in foreclosed property and short sale transactions and charge-off activity, the current status and trends of local and national employment levels, trends and current conditions in the real estate and housing markets, loan portfolio growth and concentrations, industry and peer charge-off information, and certain ACL ratios. Since our loan portfolio is primarily concentrated in one- to four-family real estate, management monitors residential real estate market value trends in the Bank's local market areas and geographic sections of the U.S. by reference to various industry and market reports, economic releases and surveys, and management's general and specific knowledge of the real estate markets in which we lend, in order to determine what impact, if any, such trends may have on the level of ACL. Reviewing these data elements assists management in evaluating the overall credit quality of the loan portfolio and the reasonableness of the ACL on an ongoing basis, and whether changes need to be made to our ACL methodology. In addition, the adequacy of the Company's ACL is reviewed during bank regulatory examinations. We consider any comments from our regulators when assessing the appropriateness of our ACL. We seek to apply ACL methodology in a consistent manner; however, the methodology can be modified in response to changing conditions.

Fair Value Measurements.  The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures in accordance with Accounting Standard Codification ("ASC") 820 and ASC 825. The Company groups its assets at fair value in three levels based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value, with Level 1 (quoted prices for identical assets in an active market) being considered the most reliable, and Level 3 having the most unobservable inputs and therefore being considered the least reliable.  The Company bases its fair values on the price that would be received from the sale of an asset in an orderly transaction between market participants at the measurement date.  The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The Company did not have any liabilities that were measured at fair value at September 30, 2016.

The Company's AFS securities are its most significant assets measured at fair value on a recurring basis.  Changes in the fair value of AFS securities are recorded, net of tax, as AOCI in stockholders' equity.  The Company primarily uses prices obtained from third party pricing services to determine the fair value of its securities. Various modeling techniques are used to determine pricing for the Company's securities, including option pricing, discounted cash flow models, and similar techniques. The inputs to these models may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.  There is one security, with a balance of $1.8 million at September 30, 2016, in the AFS portfolio that has significant unobservable inputs requiring the independent pricing services to use some judgment in pricing the related securities.  This AFS security is classified as Level 3.  All other AFS securities are classified as Level 2.

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

Recent Accounting Pronouncements
For a discussion of Recent Accounting Pronouncements, see "Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – Note 1. Summary of Significant Accounting Policies."

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

•
Retail Financial Services. We offer a wide array of deposit products and retail services. These products include checking, savings, money market, certificates of deposit, and retirement accounts. They are provided through a branch network of 47 locations, including traditional branches and retail in-store locations, our call center which operates on extended hours, mobile banking, and online banking and bill payment services.

•
Cost Control. We generally are very effective at controlling our costs of operations. By using technology, we are able to centralize our loan servicing and deposit support functions for efficient processing.  We have located our branches to serve a broad range of customers through relatively few branch locations.  Our average deposit base per traditional branch at September 30, 2016 was approximately $122.0 million.  This large average deposit base per branch helps to control costs.  Our one- to four-family lending strategy and our effective management of credit risk allows us to service a large portfolio of loans at efficient levels because it costs less to service a portfolio of performing loans.

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

•
Stockholder Value. We strive to enhance stockholder value while maintaining a strong capital position.  One way that we continue to provide returns to stockholders is through our dividend payments.  Total dividends declared and paid during fiscal year 2016 were $111.8 million, including a $0.25 per share, or $33.3 million, True Blue® Capitol Dividend paid in June 2016.  The Company's cash dividend payout policy is reviewed quarterly by management and the Board of Directors, and the ability to pay dividends under the policy depends upon a number of factors, including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company level. It is the intent of the Board of Directors to continue to pay regular quarterly and special cash dividends each year, and for fiscal year 2017, it is the intent of the Board of Directors and management to continue with the payout of 100% of the Company's earnings to its stockholders.

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

Financial Condition
Assets. Total assets were $9.27 billion at September 30, 2016 compared to $9.84 billion at September 30, 2015. The $576.9 million decrease was due primarily to a $490.9 million decrease in cash and cash equivalents and a $40.6 million decrease in FHLB stock, both due primarily to the removal of the entire daily leverage strategy at September 30, 2016 compared to $700.0 million of the daily leverage strategy that remained in place at September 30, 2015.

Loans Receivable. Loans receivable, net, increased $333.0 million to $6.96 billion at September 30, 2016 from $6.63 billion at September 30, 2015. The growth in the loan portfolio was mainly funded with cash flows from the securities portfolio and was primarily in the correspondent one- to four-family purchased loan portfolio.

The following table presents the balance and weighted average rate of our loan portfolio as of the dates indicated. Within the one- to four-family loan portfolio at September 30, 2016, 60% of the loans had a balance at origination of less than $417 thousand.

	September 30, 2016		September 30, 2015
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Real estate loans:
One- to four-family:
Originated	$4,005,615	3.74%	$4,010,424	3.84%
Correspondent purchased	2,206,072	3.50	1,846,210	3.52
Bulk purchased	416,653	2.23	485,682	2.25
Construction	39,430	3.45	29,552	3.64
Total	6,667,770	3.56	6,371,868	3.63
Commercial:
Permanent	110,768	4.16	109,314	4.15
Construction	43,375	4.13	11,523	3.82
Total	154,143	4.15	120,837	4.12
Total real estate loans	6,821,913	3.58	6,492,705	3.64

Consumer loans:
Home equity	123,345	5.01	125,844	5.00
Other	4,264	4.21	4,179	4.03
Total consumer loans	127,609	4.99	130,023	4.97
Total loans receivable	6,949,522	3.60	6,622,728	3.66

Less:
ACL	8,540		9,443
Discounts/unearned loan fees	24,933		24,213
Premiums/deferred costs	(41,975)		(35,955)
Total loans receivable, net	$6,958,024		$6,625,027

Loan Activity - The following tables summarize activity in the loan portfolio, along with weighted average rates where applicable, for the periods indicated, excluding changes in ACL, discounts/unearned loan fees, and premiums/deferred costs. Loans that were paid-off as a result of refinances are included in repayments. Loan endorsements are not included in the activity in the following tables because a new loan is not generated at the time of the endorsement. The endorsed balance and rate are included in the ending loan portfolio balance and rate. During the fiscal years ended September 30, 2016 and 2015, the Bank endorsed $160.0 million and $121.6 million of one- to four-family loans, respectively, reducing the average rate on those loans by 91 and 98 basis points, respectively.

	For the Three Months Ended
	September 30, 2016		June 30, 2016		March 31, 2016		December 31, 2015
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$6,832,770	3.63%	$6,763,980	3.64%	$6,661,648	3.65%	$6,622,728	3.66%
Originated and refinanced:
Fixed	176,534	3.31	155,179	3.52	117,205	3.65	157,447	3.67
Adjustable	48,608	3.53	44,319	3.61	35,495	3.77	38,117	3.74
Purchased and participations:
Fixed	190,830	3.50	178,762	3.71	249,017	3.68	101,644	3.69
Adjustable	65,748	3.79	24,715	2.90	27,355	2.93	25,861	3.17
Change in undisbursed loan funds	(26,760)		(23,431)		(90,800)		(1,036)
Repayments	(337,779)		(310,041)		(235,202)		(280,978)
Principal (charge-offs) recoveries, net	(22)		119		(8)		(242)
Other	(407)		(832)		(730)		(1,893)
Ending balance	$6,949,522	3.60	$6,832,770	3.63	$6,763,980	3.64	$6,661,648	3.65

	For the Year Ended September 30,
	2016		2015
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$6,622,728	3.66%	$6,237,518	3.76%
Originations and refinances:
Fixed	606,365	3.52	606,343	3.60
Adjustable	166,539	3.65	174,174	3.62
Purchases and participations:
Fixed	720,253	3.64	551,028	3.60
Adjustable	143,679	3.36	160,331	3.25
Change in undisbursed loan funds	(142,027)		(38,564)
Repayments	(1,164,000)		(1,061,868)
Principal charge-offs, net	(153)		(555)
Other	(3,862)		(5,679)
Ending balance	$6,949,522	3.60	$6,622,728	3.66

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

	For the Year Ended
	September 30, 2016			September 30, 2015
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family:
<= 15 years	$265,721	2.97%	16.2%	$335,062	2.99%	22.4%
> 15 years	871,669	3.67	53.3	785,290	3.83	52.6
Commercial real estate	184,153	4.01	11.2	32,580	3.86	2.2
Home equity	4,247	5.71	0.3	3,670	6.10	0.2
Other	828	8.73	0.1	769	8.07	0.1
Total fixed-rate	1,326,618	3.59	81.1	1,157,371	3.60	77.5

Adjustable-rate:
One- to four-family:
<= 36 months	4,980	2.58	0.3	6,871	2.61	0.5
> 36 months	183,697	2.90	11.2	220,886	2.98	14.8
Commercial real estate	47,876	4.29	2.9	35,236	4.25	2.4
Home equity	71,013	4.65	4.3	69,975	4.58	4.7
Other	2,652	3.36	0.2	1,537	3.11	0.1
Total adjustable-rate	310,218	3.52	18.9	334,505	3.44	22.5

Total originated, refinanced and purchased	$1,636,836	3.57	100.0%	$1,491,876	3.57	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$567,014	3.56		$525,946	3.59
Participations - commercial real estate	153,239	3.94		25,082	3.79
Total fixed-rate purchased/participations	720,253	3.64		551,028	3.60

Adjustable-rate:
Correspondent - one- to four-family	95,803	2.90		125,095	2.96
Participations - commercial real estate	47,876	4.29		35,236	4.25
Total adjustable-rate purchased/participations	143,679	3.36		160,331	3.25
Total purchased/participation loans	$863,932	3.60		$711,359	3.52

One- to Four-Family Loans - The following table presents, for our portfolio of one- to four-family loans, the balance, percentage of total, weighted average credit score, weighted average LTV ratio, and the average balance per loan as of the dates presented. Credit scores are updated at least semiannually, with the latest update in September 2016, from a nationally recognized consumer rating agency. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

	September 30, 2016
		% of	Credit		Average
	Amount	Total	Score	LTV	Balance
	(Dollars in thousands)
Originated	$4,005,615	60.4%	766	63%	$132
Correspondent purchased	2,206,072	33.3	764	68	360
Bulk purchased	416,653	6.3	753	64	308
	$6,628,340	100.0%	765	65	175

	September 30, 2015
		% of	Credit		Average
	Amount	Total	Score	LTV	Balance
	(Dollars in thousands)
Originated	$4,010,424	63.2%	765	64%	$129
Correspondent purchased	1,846,210	29.1	764	68	344
Bulk purchased	485,682	7.7	752	65	310
	$6,342,316	100.0%	764	65	167

The following table presents originated, refinanced, and correspondent purchased activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average LTVs and weighted average credit scores for the periods indicated. Of the loans originated and refinanced during the current year, 75% had loan values of $417 thousand or less. Of the correspondent loans purchased during the current year, 19% had loan values of $417 thousand or less.

	For the Year Ended
	September 30, 2016			September 30, 2015
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$515,395	78%	770	$563,107	77%	770
Refinanced by Bank customers	147,855	66	765	133,961	68	768
Correspondent purchased	662,817	74	763	651,041	74	765
	$1,326,067	75	766	$1,348,109	75	768

The following table presents the amount, percent of total, and weighted average rate, by state, of one- to four-family loan originations and correspondent purchases where originations and purchases in the state exceeded five percent of the total amount originated and purchased during the year ended September 30, 2016.

State	Amount	% of Total	Rate
	(Dollars in thousands)
Kansas	$616,783	46.5%	3.39%
Missouri	243,775	18.4	3.46
Texas	213,536	16.1	3.43
Other states	251,973	19.0	3.46
	$1,326,067	100.0%	3.42

One- to Four-Family Loan Commitments - The following table summarizes our one- to four-family loan origination and refinance commitments and one- to four-family correspondent loan purchase commitments as of September 30, 2016, along with associated weighted average rates. Loan commitments generally have fixed expiration dates or other termination clauses and may require the payment of a rate lock fee. A percentage of the loan commitments are expected to expire unfunded, so the amounts reflected in the table below are not necessarily indicative of future cash requirements.

	Fixed-Rate
	15 years	More than	Adjustable-	Total
	or less	15 years	Rate	Amount	Rate
	(Dollars in thousands)
Originate/refinance	$26,386	$58,000	$13,288	$97,674	3.20%
Correspondent	14,355	120,690	19,155	154,200	3.58
	$40,741	$178,690	$32,443	$251,874	3.43

Rate	2.83%	3.67%	2.90%

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

During the current year, the Bank entered into commercial real estate loan participations of $201.1 million, of which $34.9 million was funded as of September 30, 2016. The Bank intends to continue to grow its commercial real estate loan portfolio through participations with correspondent lenders and other lead banks with which the Bank has commercial real estate lending relationships.

The following table presents the Bank's commercial real estate loans and loan commitments by industry classification, as defined by the North American Industry Classification System, as of September 30, 2016. Based on the terms of the construction loans as of September 30, 2016, the majority of the undisbursed amounts in the table are projected to be disbursed by March 2019. It is possible that not all of the funds will be disbursed due to the nature of the funding of construction projects.

	Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Principal	Amount	Amount	Commitments	Total	Total
	(Dollars in thousands)
Accommodation and food services	$63,778	$79,090	$142,868	$—	$142,868	40.6%
Health care and social assistance	14,044	42,709	56,753	—	56,753	16.1
Real estate rental and leasing	16,784	37,793	54,577	—	54,577	15.5
Arts, entertainment, and recreation	8,053	26,422	34,475	—	34,475	9.8
Multi-family	19,685	135	19,820	—	19,820	5.6
Retail trade	19,561	4,023	23,584	4,350	27,934	8.0
Other	12,238	3,155	15,393	—	15,393	4.4
	$154,143	$193,327	$347,470	$4,350	$351,820	100.0%

The following table summarizes the Bank's commercial real estate loans and loan commitments by state as of September 30, 2016.

	Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Principal	Amount	Amount	Commitments	Total	Total
	(Dollars in thousands)
Texas	$34,945	$119,034	$153,979	$—	$153,979	43.8%
Missouri	38,265	42,709	80,974	4,350	85,324	24.2
Kansas	53,005	26,421	79,426	—	79,426	22.6
Colorado	14,798	508	15,306	—	15,306	4.3
Arkansas	8,284	—	8,284	—	8,284	2.4
California	3,346	3,155	6,501	—	6,501	1.8
Montana	1,500	1,500	3,000	—	3,000	0.9
	$154,143	$193,327	$347,470	$4,350	$351,820	100.0%

The following table presents the Bank's commercial real estate loan portfolio and outstanding loan commitments, categorized by gross loan amount (unpaid principal plus undisbursed amounts) or outstanding loan commitment amount, as of September 30, 2016.

	Count	Amount
	(Dollars in thousands)
Greater than $30 million	4	$157,711
>$15 to $30 million	2	54,387
>$10 to $15 million	3	38,280
>$5 to $10 million	4	29,172
$1 to $5 million	23	67,918
Less than $1 million	14	4,352
	50	$351,820

Securities. The following table presents the distribution of our MBS and investment securities portfolios, at amortized cost, at the dates indicated. Overall, fixed-rate securities comprised 75% of these portfolios at September 30, 2016. The WAL is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	September 30, 2016			September 30, 2015
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Fixed-rate securities:
MBS	$836,852	2.16%	2.9	$1,047,637	2.24%	3.2
GSE debentures	346,226	1.15	0.9	525,376	1.14	1.6
Municipal bonds	33,303	1.69	2.4	38,214	1.87	2.9
Total fixed-rate securities	1,216,381	1.86	2.3	1,611,227	1.87	2.7

Adjustable-rate securities:
MBS	400,161	2.25	4.7	402,417	2.22	5.3
TRUPs	2,123	2.11	20.7	2,186	1.59	21.7
Total adjustable-rate securities	402,284	2.24	4.8	404,603	2.21	5.4
Total securities portfolio	$1,618,665	1.95	2.9	$2,015,830	1.94	3.2

The following table presents the carrying value of MBS in our portfolio by issuer at the dates presented.

	At September 30,
	2016	2015
	(Dollars in thousands)
FNMA	$752,141	$880,810
FHLMC	413,458	469,290
Government National Mortgage Association	80,479	112,439
	$1,246,078	$1,462,539

Mortgage-Backed Securities - The balance of MBS, which primarily consists of securities of U.S. GSEs, decreased $216.5 million from $1.46 billion at September 30, 2015 to $1.25 billion at September 30, 2016. The following tables summarize the activity in our portfolio of MBS for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yield for the ending balances are as of the last day of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented. The beginning and ending WAL is the estimated remaining principal repayment term (in years) after three-month historical prepayment speeds have been applied.

	For the Three Months Ended
	September 30, 2016			June 30, 2016			March 31, 2016			December 31, 2015
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,344,481	2.21%	3.9	$1,436,774	2.25%	4.1	$1,376,119	2.26%	3.9	$1,462,539	2.24%	3.8
Maturities and repayments	(96,320)			(90,291)			(80,544)			(83,835)
Net amortization of (premiums)/discounts	(1,345)			(1,387)			(1,091)			(1,188)
Purchases:
Fixed	—	—	—	—	—	—	42,827	1.83	4.1	—	—	—
Adjustable	—	—	—	—	—	—	100,133	2.02	5.4	—	—	—
Change in valuation on AFS securities	(738)			(615)			(670)			(1,397)
Ending balance - carrying value	$1,246,078	2.19	3.5	$1,344,481	2.21	3.9	$1,436,774	2.25	4.1	$1,376,119	2.26	3.9

	For the Year Ended September 30,
	2016			2015
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,462,539	2.24%	3.8	$1,802,547	2.32%	4.2
Maturities and repayments	(350,990)			(376,329)
Net amortization of (premiums)/discounts	(5,011)			(5,364)
Purchases:
Fixed	42,827	1.83	4.1	45,669	1.62	4.1
Adjustable	100,133	2.02	5.4	—	—	—
Change in valuation on AFS securities	(3,420)			(3,984)
Ending balance - carrying value	$1,246,078	2.19	3.5	$1,462,539	2.24	3.8

Investment Securities - Investment securities, which consist of U.S. GSE debentures (primarily issued by FNMA, FHLMC, or Federal Home Loan Banks) and municipal investments, decreased $184.7 million, from $566.8 million at September 30, 2015 to $382.1 million at September 30, 2016. The following tables summarize the activity of investment securities for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented. The beginning and ending WALs represent the estimated remaining principal repayment terms (in years) of the securities after projected call dates have been considered, based upon market rates at each date presented.

	For the Three Months Ended
	September 30, 2016			June 30, 2016			March 31, 2016			December 31, 2015
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$510,745	1.21%	1.1	$511,491	1.19%	1.5	$460,829	1.24%	2.6	$566,754	1.19%	1.8
Maturities and calls	(127,923)			(25,873)			(27,201)			(104,155)
Net amortization of (premiums)/discounts	(9)			(115)			(106)			(101)
Purchases:
Fixed	—	—	—	24,940	1.56	0.5	74,987	0.93	0.8	1,432	1.35	5.6
Change in valuation on AFS securities	(716)			302			2,982			(3,101)
Ending balance - carrying value	$382,097	1.20	1.2	$510,745	1.21	1.1	$511,491	1.19	1.5	$460,829	1.24	2.6

	For the Year Ended September 30,
	2016			2015
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$566,754	1.19%	1.8	$590,942	1.15%	3.0
Maturities and calls	(285,152)			(188,519)
Net amortization of (premiums)/discounts	(331)			(285)
Purchases:
Fixed	101,359	1.09	0.8	158,401	1.21	2.1
Change in valuation on AFS securities	(533)			6,215
Ending balance - carrying value	$382,097	1.20	1.2	$566,754	1.19	1.8

Liabilities. Total liabilities were $7.87 billion at September 30, 2016 compared to $8.43 billion at September 30, 2015. The $553.7 million decrease was due primarily to an $898.1 million decrease in FHLB borrowings, largely as a result of the removal of the entire daily leverage strategy at September 30, 2016, along with a $200.0 million decrease in term FHLB advances, partially offset by a $331.5 million increase in the deposit portfolio. Cash flows received from the deposit portfolio were used to pay off certain maturing FHLB advances.

Deposits - Deposits were $5.16 billion at September 30, 2016 compared to $4.83 billion at September 30, 2015. The $331.5 million increase was due primarily to a $137.4 million increase in the retail certificate of deposit portfolio, a $75.6 million increase in the checking portfolio, and a $57.6 million increase in the wholesale certificate of deposit portfolio. We continue to be competitive on deposit rates and, in some cases, our offer rates for longer-term certificates of deposit have been higher than peers. Increasing rates offered on longer-term certificates of deposit has been an on-going balance sheet strategy by management in anticipation of higher interest rates. If short-term interest rates continue to rise, our customers may move funds from their checking, savings and money market accounts to higher yielding deposit products within the Bank or withdraw their funds from these accounts, including certificates of deposit, to invest in higher yielding investments outside of the Bank.

The following table presents the amount, weighted average rate and percentage of total for the components of our deposit portfolio at the dates presented.

	At September 30,
	2016			2015
			% of			% of
	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Non-interest-bearing checking	$217,009	—%	4.2%	$188,007	—%	3.9%
Interest-bearing checking	597,319	0.05	11.6	550,741	0.05	11.4
Savings	335,426	0.17	6.5	311,670	0.16	6.4
Money market	1,186,132	0.24	23.0	1,148,935	0.23	23.8
Retail certificates of deposit	2,458,160	1.43	47.6	2,320,804	1.29	48.0
Public units	369,972	0.70	7.1	312,363	0.40	6.5
	$5,164,018	0.80	100.0%	$4,832,520	0.72	100.0%

The following tables set forth scheduled maturity information for our certificates of deposit, along with associated weighted average rates, at September 30, 2016.

	Amount Due
		More than	More than
	1 year	1 year to	2 years to 3	More than	Total
Rate range	or less	2 years	years	3 years	Amount	Rate
	(Dollars in thousands)
0.00 – 0.99%	$778,040	$153,673	$605	$—	$932,318	0.67%
1.00 – 1.99%	394,039	407,238	442,270	488,546	1,732,093	1.60
2.00 – 2.99%	—	1,096	49,816	112,490	163,402	2.24
3.00 – 3.99%	319	—	—	—	319	3.12
	$1,172,398	$562,007	$492,691	$601,036	$2,828,132	1.33

Percent of total	41.4%	19.9%	17.4%	21.3%
Weighted average rate	0.90	1.27	1.67	1.97
Weighted average maturity (in years)	0.5	1.4	2.6	3.8	1.7
Weighted average maturity for the retail certificate of deposit portfolio (in years)					1.9

	Amount Due
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)
Retail certificates of deposit less than $100,000	$152,356	$115,012	$308,275	$966,898	$1,542,541
Retail certificates of deposit of $100,000 or more	77,317	44,660	165,425	628,217	915,619
Public unit deposits of $100,000 or more	138,505	104,800	66,048	60,619	369,972
	$368,178	$264,472	$539,748	$1,655,734	$2,828,132

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

	For the Three Months Ended
	September 30, 2016			June 30, 2016			March 31, 2016			December 31, 2015
		Effective			Effective			Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,675,000	2.24%	3.0	$2,675,000	2.29%	3.0	$2,675,000	2.29%	3.2	$2,775,000	2.29%	3.3
Maturities:
FHLB advances	(100,000)	0.83		(100,000)	3.17		—	—		(200,000)	1.94
New borrowings:
FHLB advances	—	—	—	100,000	1.82	7.0	—	—	—	100,000	1.45	3.0
Ending balance	$2,575,000	2.29	2.9	$2,675,000	2.24	3.0	$2,675,000	2.29	3.0	$2,675,000	2.29	3.2

	For the Year Ended September 30,
	2016			2015
		Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,775,000	2.29%	3.3	$2,795,000	2.45%	2.8
Maturities and prepayments:
FHLB advances	(400,000)	1.97		(775,000)	2.60
Repurchase agreements	—	—		(20,000)	4.45
New borrowings:
FHLB advances	200,000	1.64	5.0	775,000	2.09	5.3
Ending balance	$2,575,000	2.29	2.9	$2,775,000	2.29	3.3

Maturities - The following table presents the maturity of term borrowings (including FHLB advances, at par, and repurchase agreements), along with associated weighted average contractual and effective rates as of September 30, 2016. Subsequent to September 30, 2016, a $100.0 million FHLB advance with an effective rate of 0.78% matured. The advance was not renewed or replaced.

	FHLB	Repurchase
Maturity by	Advances	Agreements	Total	Contractual	Effective
Fiscal year	Amount	Amount	Amount	Rate	Rate(1)
	(Dollars in thousands)
2017	$500,000	$—	$500,000	2.69%	2.72%
2018	375,000	100,000	475,000	2.35	2.64
2019	400,000	—	400,000	1.62	1.62
2020	250,000	100,000	350,000	2.18	2.18
2021	550,000	—	550,000	2.27	2.27
2022	200,000	—	200,000	2.23	2.23
2023	100,000	—	100,000	1.82	1.82
	$2,375,000	$200,000	$2,575,000	2.23	2.29

(1)	The effective rate includes the impact of the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid.

The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail and public unit amounts, and term borrowings for the next four quarters as of September 30, 2016.

	Retail		Public Unit		Term
Maturity by	Certificate	Repricing	Deposit	Repricing	Borrowings	Repricing		Repricing
Quarter End	Amount	Rate	Amount	Rate	Amount	Rate	Total	Rate
	(Dollars in thousands)
December 31, 2016	$229,673	0.95%	$138,505	0.54%	$100,000	0.78%	$468,178	0.79%
March 31, 2017	159,672	0.87	104,800	0.62	—	—	264,472	0.77
June 30, 2017	227,479	1.03	32,430	0.71	300,000	3.24	559,909	2.19
September 30, 2017	246,221	1.08	33,618	0.85	100,000	3.12	379,839	1.60
	$863,045	0.99	$309,353	0.62	$500,000	2.72	$1,672,398	1.44

Stockholders' Equity. Stockholders' equity was $1.39 billion at September 30, 2016 compared to $1.42 billion at September 30, 2015. The $23.3 million decrease was due primarily to the payment of $111.8 million in cash dividends, partially offset by net income of $83.5 million. The cash dividends paid during the current fiscal year totaled $0.84 per share and consisted of a $0.25 per share cash true-up dividend related to fiscal year 2015 earnings per the Company's dividend policy, a $0.25 per share True Blue Capitol Dividend, and four regular quarterly cash dividends totaling $0.34 per share.

On October 19, 2016, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $11.4 million, payable on November 18, 2016 to stockholders of record as of the close of business on November 4, 2016. On October 27, 2016, the Company announced a fiscal year 2016 cash true-up dividend of $0.29 per share, or approximately $38.8 million, related to fiscal year 2016 earnings. The $0.29 per share cash true-up dividend was determined by taking the difference between total earnings for fiscal year 2016 and total regular quarterly cash dividends paid during fiscal year 2016, divided by the number of shares outstanding as of October 24, 2016. The cash true-up dividend is payable on December 2, 2016 to stockholders of record as of the close of business on November 18, 2016, and is the result of the Board of Directors' commitment to distribute to stockholders 100% of the annual earnings of Capitol Federal Financial, Inc. for fiscal year 2016.

At September 30, 2016, Capitol Federal Financial, Inc., at the holding company level, had $108.2 million on deposit at the Bank. For fiscal year 2017, it is the intent of the Board of Directors and management to continue with the payout of 100% of the Company's earnings to its stockholders. The payout is expected to be in the form of regular quarterly cash dividends of $0.085 per share, totaling $0.34 for the year, and a cash true-up dividend equal to fiscal year 2017 earnings in excess of the amount paid as regular quarterly cash dividends during fiscal year 2017. It is anticipated that the fiscal year 2017 cash true-up dividend will be paid in December 2017. Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company.

The following table presents regular quarterly dividends and special dividends paid in calendar years 2016, 2015, and 2014. The amounts represent cash dividends paid during each period. The 2016 true-up dividend amount presented represents the dividend payable on December 2, 2016 to stockholders of record as of November 18, 2016.

	Calendar Year
	2016		2015		2014
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$11,305	$0.085	$11,592	$0.085	$10,513	$0.075
Quarter ended June 30	11,314	0.085	11,585	0.085	10,399	0.075
Quarter ended September 30	11,323	0.085	11,385	0.085	10,318	0.075
Quarter ended December 31	11,363	0.085	11,303	0.085	10,226	0.075
True-up dividends paid	38,835	0.290	33,248	0.250	35,450	0.260
True Blue dividends paid	33,274	0.250	33,924	0.250	34,663	0.250
Calendar year-to-date dividends paid	$117,414	$0.880	$113,037	$0.840	$111,569	$0.810

In October 2015, the Company announced a stock repurchase plan for up to $70.0 million of common stock. It is anticipated that shares will be purchased from time to time based upon market conditions and available liquidity. There is no expiration for this repurchase plan. The Company did not repurchase any shares during fiscal year 2016.

Weighted Average Yields and Rates. The following table presents the weighted average yields on interest-earning assets, the weighted average rates paid on interest-bearing liabilities, and the resultant interest rate spreads at the dates indicated. As previously discussed, the daily leverage strategy was not in place at September 30, 2016, so the end of period yields/rates presented at September 30, 2016 in the table below do not reflect the effects of this strategy. At September 30, 2015 and 2014, $700.0 and $800.0 million, respectively, of the daily leverage strategy was in place. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yields/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	At September 30,
	2016	2015	2014
Yield on:
Loans receivable	3.58%	3.65%	3.75%
MBS	2.19	2.24	2.32
Investment securities	1.20	1.19	1.15
FHLB stock	5.98	5.98	5.99
Cash and cash equivalents	0.49	0.25	0.25
Combined yield on interest-earning assets	3.22	3.06	3.08

Rate paid on:
Checking deposits	0.04	0.04	0.04
Savings deposits	0.17	0.16	0.15
Money market deposits	0.24	0.23	0.23
Retail certificates	1.43	1.29	1.22
Wholesale certificates	0.70	0.40	0.63
Total deposits	0.80	0.72	0.70
FHLB advances	2.24	2.24	2.39
FHLB line of credit	—	0.29	0.24
FHLB borrowings	2.24	1.82	1.88
Repurchase agreements	2.94	2.94	3.08
Total borrowings	2.29	1.89	1.96
Combined rate paid on interest-bearing liabilities	1.30	1.21	1.24

Net interest rate spread	1.92	1.85	1.84

Average Balance Sheets. The following table presents the average balances of our assets, liabilities, and stockholders' equity, and the related weighted average yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated. Weighted average yields are derived by dividing annual income by the average balance of the related assets, and weighted average rates are derived by dividing annual expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived from average daily balances. The weighted average yields and rates include amortization of fees, costs, premiums and discounts which are considered adjustments to yields/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	For the Year Ended September 30,
	2016			2015			2014
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$6,766,317	$243,311	3.60%	$6,389,964	$235,500	3.69%	$6,082,505	$229,944	3.78%
MBS(2)	1,366,605	29,794	2.18	1,632,117	36,647	2.25	1,931,477	45,300	2.35
Investment securities(2)(3)	481,223	5,925	1.23	604,999	7,182	1.19	648,939	7,385	1.14
FHLB stock	204,894	12,252	5.98	209,743	12,556	5.99	139,197	6,555	4.71
Cash and cash equivalents	2,168,896	9,831	0.45	2,125,693	5,477	0.25	420,194	1,062	0.25
Total interest-earning assets(1)(2)	10,987,935	301,113	2.74	10,962,516	297,362	2.71	9,222,312	290,246	3.15
Other non-interest-earning assets	293,692			232,234			221,229
Total assets	$11,281,627			$11,194,750			$9,443,541

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$784,303	291	0.04	$727,533	274	0.04	$676,773	259	0.04
Savings	326,744	603	0.18	306,456	462	0.15	291,957	353	0.12
Money market	1,173,983	2,762	0.24	1,149,203	2,679	0.23	1,137,734	2,635	0.23
Retail certificates	2,370,286	32,181	1.36	2,259,645	28,085	1.24	2,220,436	27,205	1.23
Wholesale certificates	370,707	2,022	0.55	312,857	1,619	0.52	303,528	2,152	0.71
Total deposits	5,026,023	37,859	0.75	4,755,694	33,119	0.70	4,630,428	32,604	0.70
FHLB advances(4)	2,469,086	54,969	2.23	2,571,439	62,437	2.43	2,499,888	62,348	2.49
FHLB line of credit	2,061,749	10,122	0.48	2,075,343	5,360	0.25	356,890	869	0.24
FHLB borrowings	4,530,835	65,091	1.43	4,646,782	67,797	1.46	2,856,778	63,217	2.21
Repurchase agreements	200,000	5,981	2.94	215,835	6,678	3.05	300,274	10,282	3.38
Total borrowings	4,730,835	71,072	1.50	4,862,617	74,475	1.53	3,157,052	73,499	2.32
Total interest-bearing liabilities	9,756,858	108,931	1.11	9,618,311	107,594	1.12	7,787,480	106,103	1.36
Other non-interest-bearing liabilities	120,636			108,522			102,638
Stockholders' equity	1,404,133			1,467,917			1,553,423
Total liabilities and stockholders' equity	$11,281,627			$11,194,750			$9,443,541

Net interest income(5)		$192,182			$189,768			$184,143
Net interest rate spread(6)(8)			1.63			1.59			1.79
Net interest-earning assets	$1,231,077			$1,344,205			$1,434,832
Net interest margin(7)(8)			1.75			1.73			2.00
Ratio of interest-earning assets to interest-bearing liabilities			1.13x			1.14x			1.18x

(1)
Calculated net of unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent. Balances include loans receivable held-for-sale.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)
The average balance of investment securities includes an average balance of nontaxable securities of $37.0 million, $37.2 million, and $36.8 million for the years ended September 30, 2016, 2015, and 2014, respectively.

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

(8)
The table below presents certain financial ratios showing the financial results of the daily leverage strategy, along with adjusted financial ratios without the effects of the daily leverage strategy. These adjusted financial ratios are not presented in accordance with GAAP. Management believes it is important for comparability purposes to provide the financial ratios without the daily leverage strategy because of the unique nature of the daily leverage strategy.

	For the Year Ended September 30,
	2016		2015		2014
	Daily	Reported without	Daily	Reported without	Daily	Reported without
	Leverage	the Daily	Leverage	the Daily	Leverage	the Daily
	Strategy	Leverage Strategy	Strategy	Leverage Strategy	Strategy	Leverage Strategy
Net interest margin	0.21%	2.10%	0.26%	2.07%	0.27%	2.07%
Average net interest rate spread	0.22	1.93	0.26	1.87	0.27	1.84

Rate/Volume Analysis. The table below presents the amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing fiscal years 2016 to 2015 and fiscal years 2015 to 2014. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate, and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Year Ended September 30,
	2016 vs. 2015			2015 vs. 2014
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$13,496	$(5,685)	$7,811	$11,261	$(5,705)	$5,556
MBS	(5,815)	(1,038)	(6,853)	(6,786)	(1,867)	(8,653)
Investment securities	(1,515)	258	(1,257)	(513)	310	(203)
FHLB stock	(261)	(43)	(304)	3,909	2,092	6,001
Cash and cash equivalents	114	4,240	4,354	4,394	21	4,415
Total interest-earning assets	6,019	(2,268)	3,751	12,265	(5,149)	7,116

Interest-bearing liabilities:
Checking	22	(4)	18	19	(4)	15
Savings	33	108	141	18	91	109
Money market	64	18	82	27	17	44
Certificates of deposit	2,057	2,442	4,499	561	(214)	347
FHLB borrowings	(2,280)	(426)	(2,706)	5,944	(1,364)	4,580
Repurchase agreements	(467)	(230)	(697)	(2,684)	(920)	(3,604)
Total interest-bearing liabilities	(571)	1,908	1,337	3,885	(2,394)	1,491

Net change in net interest and dividend income	$6,590	$(4,176)	$2,414	$8,380	$(2,755)	$5,625

Comparison of Operating Results for the Years Ended September 30, 2016 and 2015
For fiscal year 2016, the Company recognized net income of $83.5 million, or $0.63 per share, compared to net income of $78.1 million, or $0.58 per share, for fiscal year 2015. The $5.4 million, or 6.9%, increase in net income was due primarily to a $2.4 million increase in net interest income and a $2.2 million increase in non-interest income. The $2.4 million, or 1.3%, increase in net interest income from the prior fiscal year was due primarily to an $8.2 million decrease in interest expense on term borrowings, partially offset by a $4.7 million increase in interest expense on deposits.

Net income attributable to the daily leverage strategy was $2.3 million during the current fiscal year, compared to $2.8 million for the prior fiscal year. The decrease was due to the average borrowings rate on the FHLB line of credit increasing more than the average yield earned on the cash balances held at the Federal Reserve Bank.

The net interest margin increased two basis points, from 1.73% for the prior fiscal year to 1.75% for the current fiscal year. Excluding the effects of the daily leverage strategy, the net interest margin would have increased three basis points, from 2.07% for the prior fiscal year to 2.10% for the current fiscal year. The increase in the net interest margin was due mainly to a decrease in interest expense on term borrowings, partially offset by an increase in interest expense on deposits. The positive impact on the net interest margin resulting from the shift in the mix of interest-earning assets from relatively lower yielding securities to higher yielding loans was offset by a decrease in the loan portfolio yield.

Interest and Dividend Income
The weighted average yield on total interest-earning assets increased three basis points, from 2.71% for the prior fiscal year to 2.74% for the current fiscal year, and the average balance of interest-earning assets increased $25.4 million from the prior fiscal year. Absent the impact of the daily leverage strategy, the weighted average yield on total interest-earning assets would have decreased one basis point, from 3.22% for the prior fiscal year to 3.21% for the current fiscal year, while the average balance would have increased $40.5 million. The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2016	2015	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$243,311	$235,500	$7,811	3.3%
MBS	29,794	36,647	(6,853)	(18.7)
FHLB stock	12,252	12,556	(304)	(2.4)
Cash and cash equivalents	9,831	5,477	4,354	79.5
Investment securities	5,925	7,182	(1,257)	(17.5)
Total interest and dividend income	$301,113	$297,362	$3,751	1.3

The increase in interest income on loans receivable was due to a $376.4 million increase in the average balance of the portfolio, partially offset by a nine basis point decrease in the weighted average yield on the portfolio, to 3.60% for the current fiscal year. Loan growth was primarily funded through cash flows from the MBS and investment securities portfolios. The decrease in the weighted average yield was due primarily to loans repricing to lower market rates and the origination and purchase of loans between periods at rates less than the existing portfolio rate, along with an increase in the amortization of premiums paid for correspondent loans.

The decrease in interest income on the MBS portfolio was due primarily to a $265.5 million decrease in the average balance of the portfolio as cash flows not reinvested were used to fund loan growth. Additionally, the weighted average yield on the MBS portfolio decreased seven basis points, from 2.25% during the prior fiscal year to 2.18% for the current fiscal year. The decrease in the weighted average yield was due primarily to an increase in the impact of net premium amortization. Net premium amortization of $5.0 million during the current fiscal year decreased the weighted average yield on the portfolio by 37 basis points. During the prior fiscal year, $5.4 million of net premiums were amortized, which decreased the weighted average yield on the portfolio by 32 basis points. As of September 30, 2016, the remaining net balance of premiums on our portfolio of MBS was $13.0 million.

The increase in interest income on cash and cash equivalents was due primarily to a 20 basis point increase in the weighted average yield resulting from an increase in the yield earned on balances held at the Federal Reserve Bank.

The decrease in interest income on investment securities was due primarily to a $123.8 million decrease in the average balance, partially offset by a four basis point increase in the weighted average yield on the portfolio. Cash flows not reinvested in the portfolio were used to fund loan growth.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities decreased one basis point, from 1.12% for the prior fiscal year to 1.11% for the current fiscal year, while the average balance of interest-bearing liabilities increased $138.5 million from the prior year fiscal year. Absent the impact of the daily leverage strategy, the weighted average rate paid on total interest-bearing liabilities would have decreased seven basis points from the prior year fiscal year, to 1.28% for the current fiscal year, due primarily to a decrease in the cost of term borrowings, while the average balance of interest-bearing liabilities would have increased $154.1 million due primarily to growth in deposits. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2016	2015	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB advances	$54,969	$62,437	$(7,468)	(12.0)%
FHLB line of credit	10,122	5,360	4,762	88.8
Deposits	37,859	33,119	4,740	14.3
Repurchase agreements	5,981	6,678	(697)	(10.4)
Total interest expense	$108,931	$107,594	$1,337	1.2

The decrease in interest expense on FHLB advances was due mainly to a 20 basis point decrease in the weighted average rate paid on the portfolio, to 2.23% for the current fiscal year, along with a $102.4 million decrease in the average balance due to not replacing all of the FHLB advances that matured during the current fiscal year as a result of growth in the deposit portfolio. The decrease in the weighted average rate paid was due primarily to the prepayment of a $175.0 million advance late in the prior fiscal year with an effective rate of 5.08%, which was replaced with a $175.0 million advance with an effective rate of 2.18%. The increase in interest expense on FHLB line of credit borrowings was due primarily to a 23 basis point increase in the weighted average rate paid on the borrowings used to fund the daily leverage strategy.

The increase in interest expense on deposits was due primarily to a five basis point increase in the weighted average rate, to 0.75% for the current fiscal year, along with growth in the portfolio. The increase in weighted average rate was primarily in the retail certificate of deposit portfolio. The average balance of the deposit portfolio increased $270.3 million for the current fiscal year, with the majority of the increase in the retail deposit portfolio, specifically the certificate of deposit and checking portfolios. The decrease in interest expense on repurchase agreements was due to the maturity late in the prior fiscal year of a $20.0 million repurchase agreement at a rate of 4.45% that was not replaced.

Provision for Credit Losses
The Bank recorded a negative provision for credit losses during the current fiscal year of $750 thousand, compared to a provision for credit losses during the prior year fiscal year of $771 thousand. The negative provision for credit losses during the current fiscal year was due to the continued low level of net loan charge-offs, due partially to improving real estate values, along with improving delinquent loan ratios. The collateral value and historical loss factors within our ACL formula analysis model decreased during the current fiscal year due to the improvement in real estate values and reduction in net loan charge-offs. Net loan charge-offs were $153 thousand for the current fiscal year, composed of charge-offs totaling $630 thousand, partially offset by recoveries of $477 thousand. Net loan charge-offs were $555 thousand for the prior fiscal year. At September 30, 2016, loans 30 to 89 days delinquent were 0.33% of total loans and loans 90 or more days delinquent or in foreclosure were 0.24% of total loans. At September 30, 2015, loans 30 to 89 days delinquent were 0.41% of total loans and loans 90 or more days delinquent or in foreclosure were 0.25% of total loans.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2016	2015	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$14,835	$14,897	$(62)	(0.4)%
Income from BOLI	3,420	1,150	2,270	197.4
Other non-interest income	5,057	5,093	(36)	(0.7)
Total non-interest income	$23,312	$21,140	$2,172	10.3

The increase in income from BOLI was due mainly to the purchase of a new BOLI investment late in the prior fiscal year, as well as to the receipt of death benefits in the current fiscal year and no such proceeds in the prior fiscal year.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2016	2015	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$42,378	$43,309	$(931)	(2.1)%
Occupancy, net	10,576	9,944	632	6.4
Information technology and communications	10,540	10,360	180	1.7
Federal insurance premium	5,076	5,495	(419)	(7.6)
Deposit and loan transaction costs	5,585	5,417	168	3.1
Regulatory and outside services	5,645	5,347	298	5.6
Advertising and promotional	4,609	4,547	62	1.4
Low income housing partnerships	3,872	4,572	(700)	(15.3)
Office supplies and related expense	2,640	2,088	552	26.4
Other non-interest expense	3,384	3,290	94	2.9
Total non-interest expense	$94,305	$94,369	$(64)	(0.1)

The decrease in salaries and employee benefits was due primarily to a decrease in stock compensation resulting from the final vesting of a large stock grant in the second quarter of the current fiscal year and a decrease in employee benefit expenses. The increase in occupancy, net expense was due mainly to non-capitalizable costs and depreciation associated with the remodel of the Bank's Kansas City market area operations center. The decrease in federal insurance premiums was due primarily to a decrease in the FDIC base assessment rate. The decrease in the FDIC base assessment rate was effective July 1, 2016 and was the result of the FDIC Deposit Insurance Fund reaching 1.15% of total estimated insured deposits of the banking system on June 30, 2016. We anticipate our federal insurance premium expense will decrease approximately $1.5 million in fiscal year 2017, as compared to the current fiscal year, due to the decrease in the FDIC base assessment rate. The decrease in low income housing partnerships expense was due primarily to lower impairments in the current fiscal year as compared to the prior fiscal year. The increase in office supplies and related expense was due primarily to the purchase of cards enabled with chip card technology.

The Company's efficiency ratio was 43.76% for the current fiscal year compared to 44.74% for the prior fiscal year. The change in the efficiency ratio was due primarily to an increase in both net interest income and non-interest income. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A lower value indicates that the financial institution is generating revenue with a lower level of expense.

The Bank invests in low income housing partnerships that make equity investments in affordable housing properties and is a limited partner in these partnerships. The Bank has been accounting for these partnerships using the equity method of accounting as two of the Bank's officers were involved in the operational management of the low income housing partnership investment group. Effective September 30, 2016, those two Bank officers discontinued their involvement in the operational management of the investment group. On October 1, 2016, the Bank began using the proportional method of accounting for its low income housing partnership investments. In fiscal year 2017, the Bank will no longer report low income housing partnership expenses in non-interest expense; rather, the pretax operating losses and related tax benefits from the investments will be reported as a component of income tax expense. Had this change occurred during fiscal year 2016, our efficiency ratio would have been approximately 180 basis points lower and the change in accounting for low income housing partnerships would have had a negligible impact on the Company's net income for fiscal year 2016.

Income Tax Expense
Income tax expense was $38.4 million for the current fiscal year compared to $37.7 million for the prior fiscal year. The effective tax rate for the current fiscal year was 31.5% compared to 32.5% for the prior fiscal year. The decrease in the effective tax rate was due primarily to an increase in nontaxable income related to BOLI and higher low income housing tax credits in the current fiscal year. Management anticipates the effective tax rate for fiscal year 2017 will be approximately 34%. The increase in the effective tax rate in fiscal year 2017 over the current fiscal year is due mainly to the change in the accounting treatment of our low income housing partnerships, which accounts for approximately 250 basis points of the projected fiscal year 2017 estimated tax rate.

Comparison of Operating Results for the Years Ended September 30, 2015 and 2014
For fiscal year 2015, the Company recognized net income of $78.1 million, or $0.58 per share, compared to net income of $77.7 million, or $0.56 per share, for fiscal year 2014. The increase in earnings per share was due mainly to the reduced number of shares outstanding as a result of the repurchase of shares pursuant to the Company's recently completed $175.0 million stock repurchase plan. The $399 thousand, or 0.5%, increase in net income was due primarily to the daily leverage strategy. Net income attributable to the daily leverage strategy was $2.8 million during fiscal year 2015, compared to $501 thousand during fiscal year 2014.

Net interest income increased $5.6 million, or 3.1%, from fiscal year 2014 to $189.8 million for fiscal year 2015 due primarily to the daily leverage strategy. The net interest margin decreased 27 basis points, from 2.00% for fiscal year 2014, to 1.73% for fiscal year 2015 as a result of the daily leverage strategy. Excluding the effects of the daily leverage strategy, the net interest margin would have been 2.07% for fiscal year 2015 and fiscal year 2014. The positive impact on the net interest margin resulting from the shift in the mix of interest-earning assets from relatively lower yielding securities to higher yielding loans was offset by a decrease in market interest rates.

The Company's efficiency ratio was 44.74% for fiscal year 2015 compared to 43.72% for fiscal year 2014. The change in the efficiency ratio was due primarily to an increase in non-interest expense.

Interest and Dividend Income
The weighted average yield on total interest-earning assets decreased 44 basis points, from 3.15% for fiscal year 2014, to 2.71% for fiscal year 2015, while the average balance of interest-earning assets increased $1.74 billion from fiscal year 2014. The decrease in the weighted average yield and the increase in the average balance were due primarily to the daily leverage strategy. Absent the impact of the daily leverage strategy, the weighted average yield on total interest-earning assets would have decreased from 3.25% for fiscal year 2014 to 3.22% for fiscal year 2015, while the average balance would have increased $18.1 million. The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.

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

The increase in interest income on loans receivable was due to a $307.5 million increase in the average balance of the portfolio, partially offset by a nine basis point decrease in the weighted average yield on the portfolio, to 3.69% for fiscal year 2015. The weighted average yield decrease was due primarily to adjustable-rate loans, endorsements, and refinances repricing loans to lower market rates, along with an increase in net deferred premium amortization.

The decrease in interest income on the MBS portfolio was due primarily to a $299.4 million decrease in the average balance of the portfolio as cash flows not reinvested were used largely to fund loan growth. Additionally, the weighted average yield on the MBS portfolio decreased 10 basis points, from 2.35% during fiscal year 2014, to 2.25% for fiscal year 2015. The decrease in the weighted average yield was due primarily to repayments of MBS with yields greater than the weighted average yield on the existing portfolio, as well as to an increase in the impact of net premium amortization. Net premium amortization of $5.4 million during fiscal year 2015 decreased the weighted average yield on the portfolio by 32 basis points. During fiscal year 2014, $5.7 million of net premiums were amortized, which decreased the weighted average yield on the portfolio by 29 basis points. As of September 30, 2015, the remaining net balance of premiums on our portfolio of MBS was $14.2 million.

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

Interest Expense
The weighted average rate paid on total interest-bearing liabilities decreased 24 basis points, from 1.36% for fiscal year 2014, to 1.12% for fiscal year 2015, while the average balance of interest-bearing liabilities increased $1.83 billion from fiscal year 2014 due primarily to the daily leverage strategy. Absent the impact of the daily leverage strategy, the weighted average rate paid on total interest-bearing liabilities would have decreased six basis points from fiscal year 2014, to 1.35%, due primarily to a decrease in the cost of term borrowings while the average balance of interest-bearing liabilities would have increased $108.4 million, primarily as a result of deposit growth. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2015	2014	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB borrowings	$67,797	$63,217	$4,580	7.2%
Deposits	33,119	32,604	515	1.6
Repurchase agreements	6,678	10,282	(3,604)	(35.1)
Total interest expense	$107,594	$106,103	$1,491	1.4

The increase in interest expense on FHLB borrowings was due primarily to a $1.72 billion increase in the average balance on the FHLB line of credit as a result of the daily leverage strategy, partially offset by a six basis point decrease in the weighted average rate paid on FHLB advances, to 2.43% for fiscal year 2015. The decrease in the weighted average rate paid on the FHLB advance portfolio was primarily a result of renewals of advances to lower market rates during fiscal year 2014.

The decrease in interest expense on repurchase agreements was due primarily to the maturity of a $100.0 million agreement at 4.20% during fiscal year 2014. The repurchase agreement was replaced with an FHLB advance, which was at a lower rate than the maturing repurchase agreement.

Provision for Credit Losses
The Bank recorded a provision for credit losses during fiscal year 2015 of $771 thousand compared to a provision for credit losses during fiscal year 2014 of $1.4 million. The $771 thousand provision for credit losses in fiscal year 2015 takes into account net charge-offs of $555 thousand and loan growth. Net charge-offs in fiscal year 2014 were $1.0 million.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2015	2014	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$14,897	$14,937	$(40)	(0.3)%
Income from BOLI	1,150	1,993	(843)	(42.3)
Other non-interest income	5,093	6,025	(932)	(15.5)
Total non-interest income	$21,140	$22,955	$(1,815)	(7.9)
The decrease in income from BOLI was largely due to the receipt of death benefits during fiscal year 2014. The decrease in other non-interest income was due mainly to a decrease in annual insurance commissions received from certain insurance providers as a result of less favorable claims experience year-over-year.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2015	2014	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$43,309	$43,757	$(448)	(1.0)%
Information technology and communications	10,360	9,429	931	9.9
Occupancy, net	9,944	10,268	(324)	(3.2)
Federal insurance premium	5,495	4,536	959	21.1
Deposit and loan transaction costs	5,417	5,329	88	1.7
Regulatory and outside services	5,347	5,572	(225)	(4.0)
Low income housing partnerships	4,572	2,416	2,156	89.2
Advertising and promotional	4,547	4,195	352	8.4
Office supplies and related expense	2,088	2,096	(8)	(0.4)
Other non-interest expense	3,290	2,939	351	11.9
Total non-interest expense	$94,369	$90,537	$3,832	4.2

The decrease in salaries and employee benefits expense was due primarily to fiscal year 2014 including compensation expense on unallocated Employee Stock Ownership Plan shares related to two True Blue® Capitol dividends paid compared to one True Blue Capitol dividend paid during fiscal year 2015. The increase in information technology and communications expense was primarily related to continued upgrades to our information technology infrastructure. The increase in federal insurance premium was due primarily to the daily leverage strategy. The increase in low income housing partnerships expense was due mainly to impairments, as well as to an increase in amortization expense due to an increase in the overall investment balance as a result of funding new partnerships and the general life cycle of the partnership activities.

Income Tax Expense
Income tax expense was $37.7 million for fiscal year 2015 compared to $37.5 million for fiscal year 2014. The effective tax rate for fiscal year 2015 and fiscal year 2014 was 32.5%.

Liquidity and Capital Resources
Liquidity refers to our ability to generate sufficient cash to fund ongoing operations, to repay maturing certificates of deposit and other deposit withdrawals, to repay maturing borrowings, and to fund loan commitments. Liquidity management is both a daily and long-term function of our business management. The Company's most available liquid assets are represented by cash and cash equivalents, AFS securities, and short-term investment securities. The Bank's primary sources of funds are deposits, FHLB borrowings, repurchase agreements, repayments and maturities of outstanding loans and MBS and other short-term investments, and funds provided by operations. The Bank's term borrowings primarily have been used to manage the Bank's interest rate risk with the intent to improve the earnings of the Bank while maintaining capital ratios in excess of regulatory standards for well-capitalized financial institutions. In addition, the Bank's focus on managing risk has provided additional liquidity capacity by maintaining a balance of MBS and investment securities available as collateral for borrowings.

We generally intend to manage cash reserves sufficient to meet short-term liquidity needs, which are routinely forecasted for 10, 30, and 365 days. Additionally, on a monthly basis, we perform a liquidity stress test in accordance with the Interagency Policy Statement on Funding and Liquidity Risk Management. The liquidity stress test incorporates both short-term and long-term liquidity scenarios in order to identify and to quantify liquidity risk. Management also monitors key liquidity statistics related to items such as wholesale funding gaps, borrowings capacity, and available unpledged collateral, as well as various liquidity ratios.

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

The Bank's internal policy limits total borrowings to 55% of total assets. At September 30, 2016, the Bank had term borrowings, at par, of $2.58 billion, or approximately 28% of total assets.

The amount of FHLB advances outstanding at September 30, 2016 was $2.38 billion, of which $500.0 million was scheduled to mature in the next 12 months. All FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB. At September 30, 2016, the Bank's ratio of the par value of FHLB borrowings to Call Report total assets was 26%. When the full daily leverage strategy is in place, FHLB borrowings are in excess of 40% of the Bank's Call Report total assets, and are expected to be in excess of 40% as long as the Bank continues its daily leverage strategy and FHLB senior management continue to approve the Bank's borrowing limit being in excess of 40% of Call Report total assets. All or a portion of the borrowings against the FHLB line of credit in conjunction with the daily leverage strategy could be repaid at any point in time while the strategy is in effect, if necessary. Additionally, the Bank could utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At September 30, 2016, the Bank had $894.5 million of securities that were eligible but unused as collateral for borrowing or other liquidity needs.

At September 30, 2016, the Bank had repurchase agreements of $200.0 million, or approximately 2% of total assets, none of which was scheduled to mature in the next 12 months. The Bank may enter into additional repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to a total borrowings limit of 55% as discussed below. The Bank has pledged securities with an estimated fair value of $224.1 million as collateral for repurchase agreements as of September 30, 2016. The securities pledged for the repurchase agreements will be delivered back to the Bank when the repurchase agreements mature.

The Bank has access to other sources of funds for liquidity purposes, such as brokered and public unit deposits. As of September 30, 2016, the Bank's policy allowed for combined brokered and public unit deposits up to 15% of total deposits. At September 30, 2016, the Bank had public unit deposits totaling $370.0 million, which had an average remaining term to maturity of eight months, or approximately 7% of total deposits, and no brokered deposits. Management continuously monitors the wholesale deposit market for opportunities to obtain funds at attractive rates. The Bank had pledged securities with an estimated fair value of $426.3 million as collateral for public unit deposits at September 30, 2016. The securities pledged as collateral for public unit deposits are held under joint custody by FHLB and generally will be released upon deposit maturity.

At September 30, 2016, $1.17 billion of the Bank's $2.83 billion of certificates of deposit was scheduled to mature within one year. Included in the $1.17 billion was $309.4 million of public unit deposits. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products at the prevailing rate, although no assurance can be given in this regard.  We also anticipate the majority of the $309.4 million of maturing public unit deposits will be replaced with similar wholesale funding products.

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

At September 30, 2016, cash and cash equivalents totaled $281.8 million, compared to $105.6 million at September 30, 2015, excluding cash related to the daily leverage strategy. The increase in operating cash between periods was due primarily to the Bank maintaining cash to pay-off a maturing FHLB advance subsequent to September 30, 2016, as well as the redemption of FHLB stock in conjunction with the removal of the daily leverage strategy at September 30, 2016. A majority of the cash received from the redemption of the FHLB stock was used to reacquire FHLB stock when the full daily leverage strategy was reinstated on October 3, 2016.

The following table presents the contractual maturities of our loan, MBS, and investment securities portfolios at September 30, 2016, along with associated weighted average yields. Loans and securities which have adjustable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses. As of September 30, 2016, the amortized cost of investment securities in our portfolio which are callable or have pre-refunding dates within one year was $226.1 million.

	Loans(1)		MBS		Investment Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Amounts due:
Within one year	$84,169	3.74%	$—	—%	$30,277	1.04%	$114,446	3.02%

After one year:
Over one to two years	31,935	4.37	8,495	4.18	177,872	1.14	218,302	1.73
Over two to three years	17,605	4.65	13,348	4.41	54,474	1.24	85,427	2.44
Over three to five years	36,918	4.35	69,908	2.82	111,763	1.29	218,589	2.30
Over five to ten years	484,180	3.89	412,306	2.15	5,955	1.69	902,441	3.08
Over ten to fifteen years	1,436,751	3.23	330,851	1.84	—	—	1,767,602	2.97
After fifteen years	4,857,964	3.63	411,170	2.27	1,756	2.11	5,270,890	3.52
Total due after one year	6,865,353	3.57	1,246,078	2.19	351,820	1.22	8,463,251	3.27

	$6,949,522	3.57	$1,246,078	2.19	$382,097	1.20	$8,577,697	3.27

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

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company.  So long as the Bank remains well capitalized after each capital distribution, operates in a safe and sound manner, and maintains an applicable capital conservation buffer above its minimum risk-based capital requirements, it is management's belief that the OCC and FRB will continue to allow the Bank to distribute its earnings to the Company, although no assurance can be given in this regard.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank in accordance with regulatory standards. As of September 30, 2016, the Bank and Company exceeded all regulatory capital requirements. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 12. Regulatory Capital Requirements" for additional information related to regulatory capital.

The following table presents a reconciliation of equity under GAAP to regulatory capital amounts, as of September 30, 2016, for the Bank and the Company (dollars in thousands):

	Bank	Company
Total equity as reported under GAAP	$1,240,827	$1,392,964
Unrealized gains on AFS securities	(5,915)	(5,915)
Total tier 1 capital	1,234,912	1,387,049
ACL	8,540	8,540
Total capital	$1,243,452	$1,395,589

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

The following table summarizes our contractual obligations and other material commitments, along with associated weighted average rates as of September 30, 2016.

	Maturity Range
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
	(Dollars in thousands)
Operating leases	$7,137	$1,106	$2,100	$1,406	$2,525

Certificates of deposit	$2,828,132	$1,172,398	$1,054,698	$598,752	$2,284
Rate	1.33%	0.90%	1.46%	1.97%	1.95%

FHLB advances	$2,375,000	$500,000	$775,000	$800,000	$300,000
Rate	2.17%	2.69%	1.84%	2.20%	2.09%

Repurchase agreements	$200,000	$—	$100,000	$100,000	$—
Rate	2.94%	—%	3.35%	2.53%	—%

Commitments to originate and
purchase/participate in loans	$237,749	$237,749	$—	$—	$—
Rate	3.48%	3.48%	—%	—%	—%

Commitments to fund unused
home equity lines of credit	$262,829	$262,829	$—	$—	$—
Rate	4.59%	4.59%	—%	—%	—%
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

We had no material off-balance sheet arrangements as of September 30, 2016.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company's consolidated financial statements for the year ended September 30, 2016, or future periods.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Asset and Liability Management and Market Risk

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

The general objective of our interest rate risk management program is to determine and manage an appropriate level of interest rate risk while maximizing net interest income in a manner consistent with our policy to manage, to the extent practicable, the exposure of net interest income to changes in market interest rates. The Board of Directors and ALCO regularly review the Bank's interest rate risk exposure by forecasting the impact of hypothetical, alternative interest rate environments on net interest income and the market value of portfolio equity ("MVPE") at various dates. The MVPE is defined as the net of the present value of cash flows from existing assets, liabilities, and off-balance sheet instruments. The present values are determined based upon market conditions as of the date of the analysis, as well as in alternative interest rate environments, providing potential changes in the MVPE under those alternative interest rate environments. Net interest income is projected in the same alternative interest rate environments with both a static balance sheet and management strategies considered. The MVPE and net interest income analysis are also conducted to estimate our sensitivity to rates for future time horizons based upon market conditions as of the date of the analysis. In addition to the interest rate environments presented below, management also reviews the impact of non-parallel rate shock scenarios on a quarterly basis.  These scenarios consist of flattening and steepening the yield curve by changing short-term and long-term interest rates independent of each other, and simulating cash flows and determining valuations as a result of these hypothetical changes in interest rates to identify rate environments that pose the greatest risk to the Bank.  This analysis helps management quantify the Bank's exposure to changes in the shape of the yield curve.

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

During fiscal year 2016, management began using the results of a new deposit study that analyzed historical behavior of the Bank's non-maturity deposits, and also analyzed historical correlation of the Bank's deposit rates to market interest rates. This information is used in the Bank's interest rate risk model to predict the future balances of non-maturity deposit accounts, as well as future offering rates on all deposits.

General assumptions used by management to evaluate the sensitivity of our financial performance to changes in interest rates presented in the tables below are utilized in, and set forth under, the gap table and related notes. Although management finds these assumptions reasonable, the interest rate sensitivity of our assets and liabilities and the estimated effects of changes in interest rates on our net interest income and MVPE indicated in the below tables could vary substantially if different assumptions were used or actual experience differs from these assumptions. To illustrate this point, the projected cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities within the next 12 months as a percent of total assets ("one-year gap") is also provided for an up 200 basis point scenario, as of September 30, 2016.

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

Change	Net Interest Income At September 30,
(in Basis Points)	2016			2015
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100 bp	N/A	N/A	N/A	N/A	N/A	N/A
000 bp	$188,696	$—	—%	$190,776	$—	—%
+100 bp	192,921	4,225	2.24	189,248	(1,528)	(0.80)
+200 bp	194,919	6,223	3.30	186,443	(4,333)	(2.27)
+300 bp	195,187	6,491	3.44	181,652	(9,124)	(4.78)

(1)	Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The change in net interest income projections at September 30, 2016 compared to September 30, 2015 was due primarily to the utilization of the new deposit study in the Bank's interest rate risk model, specifically related to certificates of deposit. The new deposit study indicated a reduction in the correlation of interest rates offered by the Bank on certificates of deposit to market interest rates, compared to the previous methodology. As a result, the Bank's projected offering rates on certificates of deposit do not respond as quickly to changes in market interest rates so interest expense on certificates of deposit in the rising interest rate scenarios over the 12-month horizon was significantly lower at September 30, 2016 compared to September 30, 2015, which increased net interest income projections.

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

The following table sets forth the estimated change in the MVPE for each date presented based on the indicated instantaneous, parallel and permanent change in interest rates. The change in each interest rate environment represents the difference between the MVPE in the base case (assumes the forward market interest rates implied by the yield curve are realized) and the MVPE in each alternative interest rate environment (assumes market interest rates have a parallel shift in rates). At all dates presented, the three-month Treasury bill yield was less than one percent, so the -100 basis points scenario was not applicable. The estimations of the MVPE used in preparing the table below were based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change, that any repricing of assets or liabilities occurs at current product or market rates for the alternative rate environments as of the dates presented, and that different prepayment rates were used in each alternative interest rate environment. The estimated MVPE results from the valuation of cash flows from financial assets and liabilities over the anticipated lives of each for each interest rate environment. The table below presents the effects of the changes in interest rates on our assets and liabilities as they mature, repay, or reprice, as shown by the change in the MVPE for alternative interest rates.

Change	Market Value of Portfolio Equity At September 30,
(in Basis Points)	2016			2015
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100 bp	N/A	N/A	N/A	N/A	N/A	N/A
000 bp	$1,448,758	$—	—%	$1,457,514	$—	—%
+100 bp	1,364,879	(83,879)	(5.79)	1,343,864	(113,650)	(7.80)
+200 bp	1,208,130	(240,628)	(16.61)	1,189,194	(268,320)	(18.41)
+300 bp	1,014,446	(434,312)	(29.98)	1,021,380	(436,134)	(29.92)

(1)	Assumes an instantaneous, permanent, and parallel change in interest rates at all maturities.

As interest rates rise, the market value of the Bank's assets decreases at a faster pace than the market value of the Bank's liabilities, which results in a decrease to the Bank's MVPE. As interest rates decrease, the opposite is true. The new deposit study discussed above did not have a material impact on the MVPE at September 30, 2016.

Gap Table. The following gap table summarizes the anticipated maturities or repricing periods of the Bank's interest-earning assets and interest-bearing liabilities based on the information and assumptions set forth in the notes below. Cash flow projections for mortgage-related assets are calculated based on current interest rates. Prepayment projections are subjective in nature, involve uncertainties and assumptions and, therefore, cannot be determined with a high degree of accuracy. Although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates. Assumptions may not reflect how actual yields and costs respond to market interest rate changes. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the gap table below. For additional information regarding the impact of changes in interest rates, see the preceding Percentage Change in Net Interest Income and Percentage Change in MVPE discussions and tables.

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$2,057,584	$2,057,651	$1,137,623	$1,912,230	$7,165,088
Securities(2)	803,035	472,372	192,328	150,930	1,618,665
Other interest-earning assets	264,469	—	—	—	264,469
Total interest-earning assets	3,125,088	2,530,023	1,329,951	2,063,160	9,048,222

Interest-bearing liabilities:
Non-maturity deposits(3)	378,978	393,975	290,103	1,381,027	2,444,083
Certificates of deposit	1,177,093	1,050,002	599,899	1,138	2,828,132
Borrowings(4)	500,000	875,000	900,000	343,790	2,618,790
Total interest-bearing liabilities	2,056,071	2,318,977	1,790,002	1,725,955	7,891,005

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$1,069,017	$211,046	$(460,051)	$337,205	$1,157,217

Cumulative excess of interest-earning assets over
interest-bearing liabilities	$1,069,017	$1,280,063	$820,012	$1,157,217

Cumulative excess of interest-earning assets over interest-bearing liabilities as a percent of total Bank assets at:
September 30, 2016	11.54%	13.81%	8.85%	12.49%
September 30, 2015	7.48

Cumulative one-year gap - interest rates +200 bps at:
September 30, 2016	2.25
September 30, 2015	0.26

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

(2)
MBS reflect projected prepayments at amortized cost. Investment securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of September 30, 2016, at amortized cost.

(3)
Although the Bank's checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts is based on assumptions developed from our actual experiences with these accounts. If all of the Bank's checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $996.1 million, for a cumulative one-year gap of -10.7% of total assets.

(4)	Borrowings exclude deferred prepayment penalty costs.

The increase in the one-year gap at September 30, 2016 compared to September 30, 2015 was largely a result of lower long-term interest rates at September 30, 2016 than at September 30, 2015. In addition, the utilization of the new deposit study discussed above increased the expected average lives of non-maturity deposits which reduced the amount of deposits repricing over the 12-month horizon and made more positive the one-year gap at September 30, 2016 compared to September 30, 2015.

The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates for our interest-earning assets and interest-bearing liabilities as of September 30, 2016. Yields presented for interest-earning assets include the amortization of fees, costs, premiums and discounts which are considered adjustments to the yield. The interest rate presented for term borrowings is the effective rate, which includes the net impact of the amortization of deferred prepayment penalties resulting from FHLB advances previously repaid. The maturity and repricing terms presented for one- to four-family loans represent the contractual terms of the loan.

	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Investment securities	$382,097	1.20%	1.2	23.5%	4.3%
MBS - fixed	839,755	2.16	2.9	51.6	9.4
MBS - adjustable	406,323	2.25	4.7	24.9	4.5
Total investment securities and MBS	1,628,175	1.95	2.9	100.0%	18.2
Loans receivable:
Fixed-rate one- to four-family:
<= 15 years	1,258,122	3.14	3.7	18.1%	14.0
> 15 years	4,204,430	3.89	5.3	60.5	46.9
All other fixed-rate loans	182,496	4.32	2.9	2.6	2.0
Total fixed-rate loans	5,645,048	3.74	4.9	81.2	62.9
Adjustable-rate one- to four-family:
<= 36 months	293,375	1.79	3.4	4.2	3.3
> 36 months	872,414	2.96	2.5	12.6	9.7
All other adjustable-rate loans	138,685	4.49	2.0	2.0	1.6
Total adjustable-rate loans	1,304,474	2.86	2.7	18.8	14.6
Total loans receivable	6,949,522	3.58	4.4	100.0%	77.5
FHLB stock	109,970	5.98	2.9		1.2
Cash and cash equivalents	281,764	0.49	—		3.1
Total interest-earning assets	$8,969,431	3.22	4.0		100.0%

Non-maturity deposits	$2,335,886	0.16	8.3	45.2%	30.2%
Retail certificates of deposit	2,458,160	1.43	1.9	47.6	31.7
Public units	369,972	0.70	0.6	7.2	4.8
Total deposits	5,164,018	0.80	4.7	100.0%	66.7
Term borrowings	2,575,000	2.29	2.9		33.3
Total interest-bearing liabilities	$7,739,018	1.30	4.1		100.0%

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Capitol Federal Financial, Inc. and subsidiary
Topeka, Kansas

We have audited the internal control over financial reporting of Capitol Federal Financial, Inc. and subsidiary (the "Company") as of September 30, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2016 of the Company and our report dated November 29, 2016 expressed an unqualified opinion on those consolidated financial statements.
Kansas City, Missouri
November 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Capitol Federal Financial, Inc. and subsidiary
Topeka, Kansas

We have audited the accompanying consolidated balance sheets of Capitol Federal Financial, Inc. and subsidiary (the "Company") as of September 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Capitol Federal Financial, Inc. and subsidiary as of September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 29, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.
Kansas City, Missouri
November 29, 2016

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2016 and 2015 (Dollars in thousands, except per share amounts)

	2016	2015
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $267,829 and $764,816)	$281,764	$772,632
Securities:
Available-for-sale ("AFS"), at estimated fair value (amortized cost of $517,791 and $744,708)	527,301	758,171
Held-to-maturity ("HTM"), at amortized cost (estimated fair value of $1,122,867
and $1,295,274)	1,100,874	1,271,122
Loans receivable, net (allowance for credit losses ("ACL") of $8,540 and $9,443)	6,958,024	6,625,027
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	109,970	150,543
Premises and equipment, net	83,221	75,810
Income taxes receivable, net	—	1,071
Other assets	206,093	189,785
TOTAL ASSETS	$9,267,247	$9,844,161

LIABILITIES:
Deposits	$5,164,018	$4,832,520
FHLB borrowings	2,372,389	3,270,521
Repurchase agreements	200,000	200,000
Advance payments by borrowers for taxes and insurance	62,643	61,818
Income taxes payable, net	310	—
Deferred income tax liabilities, net	25,374	26,391
Accounts payable and accrued expenses	49,549	36,685
Total liabilities	7,874,283	8,427,935

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 137,486,172 and 137,106,822
shares issued and outstanding as of September 30, 2016 and 2015, respectively	1,375	1,371
Additional paid-in capital	1,156,855	1,151,041
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(39,647)	(41,299)
Retained earnings	268,466	296,739
Accumulated other comprehensive income ("AOCI"), net of tax	5,915	8,374
Total stockholders' equity	1,392,964	1,416,226
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,267,247	$9,844,161

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 2016, 2015, and 2014 (Dollars in thousands, except per share amounts)

	2016	2015	2014
INTEREST AND DIVIDEND INCOME:
Loans receivable	$243,311	$235,500	$229,944
Mortgage-backed securities ("MBS")	29,794	36,647	45,300
FHLB stock	12,252	12,556	6,555
Cash and cash equivalents	9,831	5,477	1,062
Investment securities	5,925	7,182	7,385
Total interest and dividend income	301,113	297,362	290,246
INTEREST EXPENSE:
FHLB borrowings	65,091	67,797	63,217
Deposits	37,859	33,119	32,604
Repurchase agreements	5,981	6,678	10,282
Total interest expense	108,931	107,594	106,103
NET INTEREST INCOME	192,182	189,768	184,143
PROVISION FOR CREDIT LOSSES	(750)	771	1,409
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	192,932	188,997	182,734
NON-INTEREST INCOME:
Retail fees and charges	14,835	14,897	14,937
Income from bank-owned life insurance ("BOLI")	3,420	1,150	1,993
Other non-interest income	5,057	5,093	6,025
Total non-interest income	23,312	21,140	22,955
NON-INTEREST EXPENSE:
Salaries and employee benefits	42,378	43,309	43,757
Occupancy, net	10,576	9,944	10,268
Information technology and communications	10,540	10,360	9,429
Regulatory and outside services	5,645	5,347	5,572
Deposit and loan transaction costs	5,585	5,417	5,329
Federal insurance premium	5,076	5,495	4,536
Advertising and promotional	4,609	4,547	4,195
Low income housing partnerships	3,872	4,572	2,416
Office supplies and related expense	2,640	2,088	2,096
Other non-interest expense	3,384	3,290	2,939
Total non-interest expense	94,305	94,369	90,537
INCOME BEFORE INCOME TAX EXPENSE	121,939	115,768	115,152
INCOME TAX EXPENSE	38,445	37,675	37,458
NET INCOME	$83,494	$78,093	$77,694

Basic earnings per share ("EPS")	$0.63	$0.58	$0.56
Diluted EPS	$0.63	$0.58	$0.56
Dividends declared per share	$0.84	$0.84	$0.98

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED SEPTEMBER 30, 2016, 2015, and 2014 (Dollars in thousands)

	2016	2015	2014
Net income	$83,494	$78,093	$77,694
Other comprehensive income (loss), net of tax:
Changes in unrealized holding gains (losses) on AFS securities,
net of taxes of $1,494, $(843), and $171	(2,459)	1,388	(281)
Comprehensive income	$81,035	$79,481	$77,413

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2016, 2015, and 2014 (Dollars in thousands, except per share amounts)

		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at October 1, 2013	$1,478	$1,235,781	$(44,603)	$432,203	$7,267	$1,632,126
Net income, fiscal year 2014				77,694		77,694
Other comprehensive loss, net of tax					(281)	(281)
ESOP activity, net		362	1,652			2,014
Restricted stock activity, net		127				127
Stock-based compensation		2,134				2,134
Repurchase of common stock	(69)	(58,129)		(25,020)		(83,218)
Stock options exercised	1	457				458
Cash dividends to stockholders ($0.98 per share)				(138,172)		(138,172)
Balance at September 30, 2014	1,410	1,180,732	(42,951)	346,705	6,986	1,492,882

Net income, fiscal year 2015				78,093		78,093
Other comprehensive income, net of tax					1,388	1,388
ESOP activity, net		384	1,652			2,036
Restricted stock activity, net		85				85
Stock-based compensation		2,086				2,086
Repurchase of common stock	(39)	(32,513)		(13,897)		(46,449)
Stock options exercised		267				267
Cash dividends to stockholders ($0.84 per share)				(114,162)		(114,162)
Balance at September 30, 2015	1,371	1,151,041	(41,299)	296,739	8,374	1,416,226

Net income, fiscal year 2016				83,494		83,494
Other comprehensive loss, net of tax					(2,459)	(2,459)
ESOP activity, net		522	1,652			2,174
Restricted stock activity, net	1	48				49
Stock-based compensation		1,121				1,121
Stock options exercised	3	4,123				4,126
Cash dividends to stockholders ($0.84 per share)				(111,767)		(111,767)
Balance at September 30, 2016	$1,375	$1,156,855	$(39,647)	$268,466	$5,915	$1,392,964

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2016, 2015, and 2014 (Dollars in thousands)

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$83,494	$78,093	$77,694
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(12,252)	(12,556)	(6,555)
Provision for credit losses	(750)	771	1,409
Originations of loans receivable held-for-sale ("LHFS")	—	—	(1,325)
Proceeds from sales of LHFS	—	—	1,998
Amortization and accretion of premiums and discounts on securities	5,342	5,649	6,053
Depreciation and amortization of premises and equipment	7,141	6,844	6,316
Amortization of deferred amounts related to FHLB advances, net	1,868	4,196	6,139
Common stock committed to be released for allocation - ESOP	2,174	2,036	2,014
Stock-based compensation	1,121	2,086	2,134
Provision for deferred income taxes	470	3,201	2,106
Changes in:
Other assets, net	1,807	3,878	1,606
Income taxes payable/receivable	1,381	(1,374)	382
Accounts payable and accrued expenses	(6,840)	(6,215)	(8,184)
Net cash provided by operating activities	84,956	86,609	91,787

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(99,927)	(149,937)	(120,817)
Purchase of HTM securities	(144,392)	(54,133)	(168,830)
Proceeds from calls, maturities and principal reductions of AFS securities	326,814	234,794	349,210
Proceeds from calls, maturities and principal reductions of HTM securities	309,328	330,054	328,433
Proceeds from the redemption of FHLB stock	382,450	265,929	22,387
Purchase of FHLB stock	(329,625)	(190,862)	(100,356)
Net increase in loans receivable	(336,056)	(398,307)	(280,105)
Purchase of premises and equipment	(14,854)	(12,022)	(7,227)
Proceeds from sale of other real estate owned ("OREO")	4,973	5,987	4,875
Purchase of BOLI	—	(50,000)	—
Proceeds from BOLI death benefit	783	—	405
Net cash provided by (used in) investing activities	99,494	(18,497)	27,975

			(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2016, 2015, and 2014 (Dollars in thousands)

	2016	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(111,767)	(114,162)	(138,172)
Net change in deposits	331,498	177,248	43,826
Proceeds from borrowings	8,000,100	7,575,100	2,944,577
Repayments on borrowings	(8,900,100)	(7,695,100)	(2,194,577)
Change in advance payments by borrowers for taxes and insurance	825	3,713	713
Payment of FHLB prepayment penalties	—	(3,352)	—
Repurchase of common stock	—	(50,034)	(79,633)
Stock options exercised	4,070	267	458
Excess tax benefits from stock options	56	—	—
Net cash (used in) provided by financing activities	(675,318)	(106,320)	577,192

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(490,868)	(38,208)	696,954

CASH AND CASH EQUIVALENTS:
Beginning of year	772,632	810,840	113,886
End of year	$281,764	$772,632	$810,840

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$36,483	$35,849	$34,969
Interest payments	$106,182	$103,784	$100,581

See accompanying notes to consolidated financial statements.			(Concluded)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2016, 2015, and 2014

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

Basis of Presentation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. The Bank has a wholly owned subsidiary, Capitol Funds, Inc.  Capitol Funds, Inc. has a wholly-owned subsidiary, Capitol Federal Mortgage Reinsurance Company ("CFMRC").  All intercompany accounts and transactions have been eliminated in consolidation.  These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates and assumptions.

The Bank has an expense sharing agreement with the Company that covers the reimbursement of certain expenses that are allocable to the Company. These expenses include compensation, rent for leased office space, and general overhead expenses.

The Company, the Bank, Capitol Funds, Inc. and CFMRC have a tax allocation agreement. The Bank is the paying agent to the taxing authorities for the group for all periods presented. Each entity is liable for taxes as if separate tax returns were filed and reimburses the Bank for its pro rata share of the tax liability. If any entity has a tax benefit, the Bank reimburses the entity for its tax benefit.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and amounts due from banks. Regulations of the Board of Governors of the Federal Reserve System ("FRB") require federally chartered savings banks to maintain cash reserves against their transaction accounts. Required reserves must be maintained in the form of vault cash, an account at a Federal Reserve Bank, or a pass-through account as defined by the FRB. The amount of interest-earning deposits held at the Federal Reserve Bank of Kansas City as of September 30, 2016 and 2015 was $264.4 million and $762.0 million, respectively. The Bank is in compliance with the FRB requirements. For the years ended September 30, 2016 and 2015, the average daily balance of required reserves at the Federal Reserve Bank was $8.8 million and $8.7 million, respectively.

Securities - Securities include MBS and agency debentures issued primarily by United States Government-Sponsored Enterprises ("GSE"), including Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and the Federal Home Loan Banks, United States Government agencies, including Government National Mortgage Association, and municipal bonds. Securities are classified as HTM, AFS, or trading based on management's intention for holding the securities on the date of purchase. Generally, classifications are made in response to liquidity needs, asset/liability management strategies, and the market interest rate environment at the time of purchase.

Securities that management has the intent and ability to hold to maturity are classified as HTM and reported at amortized cost. Such securities are adjusted for the amortization of premiums and discounts which are recognized as adjustments to interest income over the life of the securities using the level-yield method.

Securities that management may sell if necessary for liquidity or asset management purposes are classified as AFS and reported at fair value, with unrealized gains and losses reported as a component of AOCI within stockholders' equity, net of deferred income taxes. The amortization of premiums and discounts are recognized as adjustments to interest income over the life of the securities using the level-yield method. Gains or losses on the disposition of AFS securities are recognized using the specific identification method. The Company primarily uses prices obtained from third party pricing services to determine the fair value of securities. See additional discussion of fair value of AFS securities in "Note 13. Fair Value of Financial Instruments."

Securities that are purchased and held principally for resale in the near future are classified as trading securities and are reported at fair value, with unrealized gains and losses included in non-interest income in the consolidated statements of income. During the fiscal years ended September 30, 2016 and 2015, neither the Company nor the Bank maintained a trading securities portfolio.

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

Nonaccrual loans - The accrual of income on loans is discontinued when interest or principal payments are 90 days in arrears. We also report certain TDR loans as nonaccrual loans that are required to be reported as such pursuant to regulatory reporting requirements. Loans on which the accrual of income has been discontinued are designated as nonaccrual and outstanding interest previously credited beyond 90 days delinquent is reversed. A nonaccrual loan is returned to accrual status once the contractual payments have been made to bring the loan less than 90 days past due or, in the case of a TDR loan, the borrower has made the required consecutive loan payments.

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

One- to four-family loans, including home equity loans, are individually evaluated for loss when the loan is generally 180 days delinquent and any losses are charged-off. Losses are based on new collateral values obtained through appraisals, less estimated costs to sell. Anticipated private mortgage insurance proceeds are taken into consideration when calculating the loss amount. An updated appraisal is requested, at a minimum, every 12 months thereafter if the loan is 180 days or more delinquent or in foreclosure. If the Bank holds the first and second mortgage, both loans are combined when evaluating whether there is a potential loss on the loan. For commercial real estate loans, losses are charged-off when the collection of such amounts is determined to be unlikely. When a non-real estate secured loan, which includes consumer loans - other, is 120 days delinquent, any identified losses are charged-off. Charge-offs for any loan type may also occur at any time if the Bank has knowledge of the existence of a potential loss. Loans individually evaluated for loss are excluded from the formula analysis model.

The primary risk characteristics inherent in the one- to four-family and consumer loan portfolios are a decline in economic conditions, elevated levels of unemployment or underemployment, and declines in residential real estate values. Any one or a combination of these events may adversely affect borrowers' ability to repay their loans, resulting in increased delinquencies, non-performing assets, loan losses, and future loan loss provisions. Although the commercial real estate loan portfolio is subject to the same risk of declines in economic conditions, the primary risk characteristics inherent in this portfolio include the ability of the borrower to sustain sufficient cash flows from leases and to control expenses to satisfy their contractual debt payments, and/or the ability to utilize personal and/or business resources to pay their contractual debt payments if the cash flows are not sufficient. Additionally, if the Bank were to repossess the secured collateral of a commercial real estate loan, the pool of potential buyers is typically limited more than that for a residential property. This increases the risk that the Bank could hold the property for an extended period of time and/or potentially be forced to sell at a discounted price, resulting in additional losses.

Each quarter end, a formula analysis is prepared which segregates the loan portfolio into categories based on certain risk characteristics. The categories include the following: one- to four-family loans; commercial real estate loans; consumer home equity loans; and other consumer loans. Home equity loans with the same underlying collateral as a one- to four-family loan are combined with the one- to four-family loan in the formula analysis model to calculate a combined LTV ratio. The one- to four-family loan portfolio and related home equity loans are segregated into additional categories based on the following risk characteristics: originated, correspondent purchased, or bulk purchased; interest payments (fixed-rate and adjustable-rate); LTV ratios; borrower's credit scores; and certain geographic locations. The categories were derived by management based on reviewing the historical performance of the one- to four-family loan portfolio and taking into consideration current economic conditions, such as trends in residential real estate values in certain areas of the U.S. and unemployment rates.

Historical loss factors are applied to each loan category in the formula analysis model. Each quarter end, management reviews historical losses over a look-back time period and utilizes the historical loss time periods believed to be the most appropriate considering the current economic conditions. The historical loss time period is then adjusted for a loss emergence time period, which represents the estimated time period from the date of a loss event to the date we recognize a charge-off/loss. Qualitative loss factors are utilized in the formula analysis model to reflect risks inherent in each loan category that are not captured by the historical loss factors. The qualitative loss factors for one- to four-family and consumer loan portfolios take into consideration such items as: unemployment rate trends, residential real estate value trends, credit score trends, delinquent loan trends, and industry and peer charge-off information. The qualitative loss factors for the commercial real estate loan portfolio take into consideration the composition of the portfolio along with industry and peer charge-off information. As loans are classified or become delinquent, the qualitative loss factors increase for each respective loan category. The qualitative loss factors were derived by management based on a review of the historical performance of the respective loan portfolios and industry and peer information for those loan portfolios with no or limited historical loss experience, along with consideration of current economic conditions and the likely impact such conditions might have to the performance of the loan portfolio.

Management utilizes the formula analysis model, along with considering several other data elements when evaluating the adequacy of the ACL. Such data elements include the trend and composition of delinquent loans, trends in foreclosed property and short sale transactions and charge-off activity, the current status and trends of local and national employment levels, trends and current conditions in the real estate and housing markets, loan portfolio growth and concentrations, industry and peer charge-off information, and certain ACL ratios such as ACL to loans receivable, net and annualized historical losses to ACL. Since the Bank's loan portfolio is primarily concentrated in one- to four-family real estate, management monitors residential real estate market value trends in the Bank's local market areas and geographic sections of the U.S. by reference to various industry and market reports, economic releases and surveys, and management's general and specific knowledge of the real estate markets in which the Bank lends, in order to determine what impact, if any, such trends may have on the level of ACL. Reviewing these data elements assists management in evaluating the overall credit quality of the loan portfolio and the reasonableness of the ACL on an ongoing basis, and whether changes need to be made to the Bank's ACL methodology. Management seeks to apply the ACL methodology in a consistent manner; however, the methodology can be modified in response to changing conditions. Although management believes the ACL was at a level adequate to absorb inherent losses in the loan portfolio at September 30, 2016, the level of the ACL remains an estimate that is subject to significant judgment and short-term changes.

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

The Bank has obtained borrowings from FHLB in the form of advances and a line of credit. Total FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB and certain securities, as necessary. Additionally, the Bank is authorized to borrow from the Federal Reserve Bank's "discount window."

Segment Information - As a community-oriented financial institution, substantially all of the Bank's operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these community banking operations, which constitute the Company's only operating segment for financial reporting purposes.

Low Income Housing Partnerships - As part of the Bank's community reinvestment initiatives, the Bank invests in affordable housing limited partnerships ("low income housing partnerships") that make equity investments in affordable housing properties.  The Bank is a limited partner in each partnership in which it invests.  A separate, unrelated third party is the general partner.  The Bank receives affordable housing tax credits and other tax benefits for these investments. Two of the Bank's officers are involved in the operational management of the low income housing partnership investment group. The Bank accounts for substantially all of its investments in these partnerships using the equity method of accounting.  See "Note 6. Low Income Housing Partnerships" for additional information.

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

	For the Year Ended September 30,
	2016	2015	2014
	(Dollars in thousands, except per share amounts)
Net income	$83,494	$78,093	$77,694
Income allocated to participating securities	(66)	(116)	(176)
Net income available to common stockholders	$83,428	$77,977	$77,518

Average common shares outstanding	132,982,815	135,321,235	139,377,615
Average committed ESOP shares outstanding	62,400	62,458	62,458
Total basic average common shares outstanding	133,045,215	135,383,693	139,440,073

Effect of dilutive stock options	131,161	24,810	1,891

Total diluted average common shares outstanding	133,176,376	135,408,503	139,441,964

Net EPS:
Basic	$0.63	$0.58	$0.56
Diluted	$0.63	$0.58	$0.56

Antidilutive stock options, excluded from the diluted average
common shares outstanding calculation	886,417	1,248,744	2,060,748

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS and HTM securities at the dates presented. The majority of the MBS and investment securities portfolios are composed of securities issued by GSEs.

	September 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$346,226	$815	$3	$347,038
MBS	169,442	9,069	4	178,507
Trust preferred securities	2,123	—	367	1,756
	$517,791	$9,884	$374	$527,301
HTM:
MBS	$1,067,571	$22,862	$1,219	$1,089,214
Municipal bonds	33,303	357	7	33,653
	$1,100,874	$23,219	$1,226	$1,122,867

	September 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$525,376	$1,304	$60	$526,620
MBS	217,006	12,489	4	229,491
Trust preferred securities	2,186	—	270	1,916
Municipal bonds	140	4	—	144
	$744,708	$13,797	$334	$758,171
HTM:
MBS	$1,233,048	$27,325	$3,590	$1,256,783
Municipal bonds	38,074	437	20	38,491
	$1,271,122	$27,762	$3,610	$1,295,274

The following tables summarize the estimated fair value and gross unrealized losses of those securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	September 30, 2016
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	$24,997	$3	$—	$—
MBS	—	—	654	4
Trust preferred securities	—	—	1,756	367
	$24,997	$3	$2,410	$371

HTM:
MBS	$147,930	$538	$66,646	$681
Municipal bonds	4,771	6	391	1
	$152,701	$544	$67,037	$682

	September 30, 2015
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	$39,135	$15	$49,955	$45
MBS	—	—	687	4
Trust preferred securities	—	—	1,916	270
	$39,135	$15	$52,558	$319

HTM:
MBS	$38,604	$134	$302,158	$3,456
Municipal bonds	3,292	12	1,128	8
	$41,896	$146	$303,286	$3,464

The unrealized losses at September 30, 2016 and 2015 were primarily a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. The impairment is also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities, nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity. As a result of the analysis, management has concluded that no other-than-temporary impairments existed at September 30, 2016 or 2015. See "Note 1 - Summary of Significant Accounting Policies - Securities" for additional information regarding our impairment review and classification process for securities.

The amortized cost and estimated fair value of debt securities as of September 30, 2016, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without prepayment penalty. For this reason, MBS are not included in the maturity categories.

	AFS		HTM
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
One year or less	$25,040	$25,081	$5,196	$5,217
One year through five years	321,186	321,957	22,152	22,346
Five years through ten years	—	—	5,955	6,090
Ten years and thereafter	2,123	1,756	—	—
	348,349	348,794	33,303	33,653
MBS	169,442	178,507	1,067,571	1,089,214
	$517,791	$527,301	$1,100,874	$1,122,867

The following table presents the taxable and non-taxable components of interest income on investment securities for the periods presented.

	For the Year Ended September 30,
	2016	2015	2014
	(Dollars in thousands)
Taxable	$5,255	$6,431	$6,440
Non-taxable	670	751	945
	$5,925	$7,182	$7,385

The following table summarizes the carrying value of securities pledged as collateral for the obligations indicated below as of the dates presented.

	September 30,
	2016	2015
	(Dollars in thousands)
Public unit deposits	$419,282	$343,385
Repurchase agreements	217,374	218,832
Federal Reserve Bank	15,938	20,600
FHLB borrowings	—	216,607
	$652,594	$799,424

All dispositions of securities during fiscal years 2016, 2015, and 2014 were the result of principal repayments, calls, or maturities.

4. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at September 30, 2016 and 2015 is summarized as follows:

	2016	2015
	(Dollars in thousands)
Real estate loans:
One- to four-family:
Originated	$6,211,687	$5,856,634
Purchased	416,653	485,682
Construction	39,430	29,552
Total	6,667,770	6,371,868
Commercial:
Permanent	110,768	109,314
Construction	43,375	11,523
Total	154,143	120,837
Total real estate loans	6,821,913	6,492,705

Consumer loans:
Home equity	123,345	125,844
Other	4,264	4,179
Total consumer loans	127,609	130,023

Total loans receivable	6,949,522	6,622,728

Less:
ACL	8,540	9,443
Discounts/unearned loan fees	24,933	24,213
Premiums/deferred costs	(41,975)	(35,955)
	$6,958,024	$6,625,027

As of September 30, 2016 and 2015, the Bank serviced loans for others aggregating approximately $120.0 million and $153.0 million, respectively. Such loans are not included in the accompanying consolidated balance sheets. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income includes servicing fees withheld from investors and certain charges collected from borrowers, such as late payment fees. The Bank held borrowers' escrow balances on loans serviced for others of $2.4 million and $2.9 million as of September 30, 2016 and 2015, respectively.

Lending Practices and Underwriting Standards - Originating and purchasing one- to four-family loans is the Bank's primary lending business, resulting in a loan concentration in residential first mortgage loans. The Bank purchases one- to four-family loans, on a loan-by-loan basis, from a select group of correspondent lenders. The Bank also originates consumer loans primarily secured by one- to four-family residential properties and commercial real estate loans and also participates in commercial real estate loans. As a result of our one- to four-family lending activities, the Bank has a concentration of loans secured by real property located in Kansas and Missouri.

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
The Bank also originates construction-to-permanent loans secured by one- to four-family residential real estate. Construction loans are obtained by homeowners who will occupy the property when construction is complete. Construction loans to builders for speculative purposes are not permitted by the Bank's lending policies. Construction draw requests and the supporting documentation are reviewed and approved by designated personnel. The Bank also performs regular documented inspections of the construction project to ensure the funds are being used for the intended purpose and the project is being completed according to the plans and specifications provided.

Commercial real estate loans - The Bank's commercial real estate loans are originated by the Bank or are in participation with a lead bank. When underwriting a commercial real estate loan, several factors are considered, such as the income producing potential of the property, cash equity provided by the borrower, the financial strength of the borrower, managerial expertise of the borrower or tenant, feasibility studies, lending experience with the borrower and the marketability of the property. For commercial real estate participation loans, the Bank performs the same underwriting procedures as if the loan was being originated by the Bank. At the time of origination, LTV ratios on commercial real estate loans generally do not exceed 80% of the appraised value of the property securing the loans and the minimum debt service coverage ratio is generally 1.25. Appraisals on properties securing these loans are performed by independent state certified fee appraisers.

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

The following tables present the recorded investment, by class, in loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total recorded investment at the dates presented. The recorded investment in loans is defined as the unpaid principal balance of a loan (net of unadvanced funds related to loans in process), less charge-offs and inclusive of unearned loan fees and deferred costs. At September 30, 2016 and 2015, all loans 90 or more days delinquent were on nonaccrual status.

	September 30, 2016
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family - originated	$16,934	$9,145	$26,079	$6,240,953	$6,267,032
One- to four-family - purchased	5,082	7,380	12,462	406,379	418,841
Commercial real estate	—	—	—	153,082	153,082
Consumer - home equity	635	520	1,155	122,190	123,345
Consumer - other	62	9	71	4,193	4,264
	$22,713	$17,054	$39,767	$6,926,797	$6,966,564

	September 30, 2015
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family - originated	$19,285	$7,093	$26,378	$5,869,289	$5,895,667
One- to four-family - purchased	7,305	8,956	16,261	472,114	488,375
Commercial real estate	—	—	—	120,405	120,405
Consumer - home equity	703	497	1,200	124,644	125,844
Consumer - other	17	12	29	4,150	4,179
	$27,310	$16,558	$43,868	$6,590,602	$6,634,470

The recorded investment of mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of September 30, 2016 was $5.7 million, which is included in loans 90 or more days delinquent or in foreclosure in the table above.   The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure was $2.5 million at September 30, 2016.

The following table presents the recorded investment, by class, in loans classified as nonaccrual at the dates presented.

	September 30,
	2016	2015
	(Dollars in thousands)
One- to four-family - originated	$20,874	$16,093
One- to four-family - purchased	7,411	9,038
Commercial real estate	—	—
Consumer - home equity	848	792
Consumer - other	10	12
	$29,143	$25,935

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

	September 30,
	2016		2015
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family - originated	$12,738	$32,986	$16,149	$29,282
One- to four-family - purchased	1,156	11,480	1,376	13,237
Commercial real estate	—	—	—	—
Consumer - home equity	54	1,431	151	1,301
Consumer - other	8	16	—	17
	$13,956	$45,913	$17,676	$43,837

The following table shows the weighted average credit score and weighted average LTV for originated and purchased one- to four-family loans and originated consumer home equity loans at the dates presented. Borrower credit scores are intended to provide an indication as to the likelihood that a borrower will repay their debts. Credit scores are updated at least semiannually, with the last update in September 2016, from a nationally recognized consumer rating agency. The LTV ratios provide an estimate of the extent to which the Bank may incur a loss on any given loan that may go into foreclosure. The consumer - home equity LTV does not take into account the first lien position, if applicable. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

	September 30,
	2016		2015
	Credit Score	LTV	Credit Score	LTV
One- to four-family - originated	765	65%	765	65%
One- to four-family - purchased	753	64	752	65
Consumer - home equity	755	20	753	18
	764	64	764	64

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

	For the Year Ended September 30, 2016
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family - originated	134	$19,793	$20,176
One- to four-family - purchased	3	596	594
Commercial real estate	—	—	—
Consumer - home equity	19	427	433
Consumer - other	1	8	8
	157	$20,824	$21,211

	For the Year Ended September 30, 2015
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family - originated	143	$17,811	$18,010
One- to four-family - purchased	4	1,140	1,144
Commercial real estate	—	—	—
Consumer - home equity	22	479	485
Consumer - other	3	12	12
	172	$19,442	$19,651

	For the Year Ended September 30, 2014
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family - originated	145	$17,721	$17,785
One- to four-family - purchased	7	1,054	1,056
Commercial real estate	—	—	—
Consumer - home equity	6	100	101
Consumer - other	—	—	—
	158	$18,875	$18,942

The following table provides information on TDRs that became delinquent during the periods presented within 12 months after being restructured.

	For the Years Ended
	September 30, 2016		September 30, 2015		September 30, 2014
	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
One- to four-family - originated	51	$5,878	52	$5,743	38	$4,112
One- to four-family - purchased	—	—	4	890	3	780
Commercial real estate	—	—	—	—	—	—
Consumer - home equity	6	174	4	33	2	56
Consumer - other	—	—	1	5	—	—
	57	$6,052	61	$6,671	43	$4,948

Impaired loans - The following information pertains to impaired loans, by class, as of the dates presented. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.

	September 30, 2016			September 30, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	ACL	Investment	Balance	ACL
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$25,945	$26,590	$—	$11,169	$11,857	$—
One- to four-family - purchased	10,985	12,684	—	11,035	13,315	—
Commercial real estate	—	—	—	—	—	—
Consumer - home equity	1,014	1,230	—	591	837	—
Consumer - other	10	42	—	13	40	—
	37,954	40,546	—	22,808	26,049	—
With an allowance recorded
One- to four-family - originated	16,092	16,140	129	26,453	26,547	294
One- to four-family - purchased	1,650	1,627	49	3,764	3,731	110
Commercial real estate	—	—	—	—	—	—
Consumer - home equity	548	548	38	869	870	62
Consumer - other	6	6	1	10	10	1
	18,296	18,321	217	31,096	31,158	467
Total
One- to four-family - originated	42,037	42,730	129	37,622	38,404	294
One- to four-family - purchased	12,635	14,311	49	14,799	17,046	110
Commercial real estate	—	—	—	—	—	—
Consumer - home equity	1,562	1,778	38	1,460	1,707	62
Consumer - other	16	48	1	23	50	1
	$56,250	$58,867	$217	$53,904	$57,207	$467

The following information pertains to impaired loans, by class, for the periods presented.

	For the Years Ended
	September 30, 2016		September 30, 2015		September 30, 2014
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$12,558	$488	$12,215	$461	$13,455	$416
One- to four-family - purchased	11,022	196	11,153	196	13,305	212
Commercial real estate	—	—	—	—	—	—
Consumer - home equity	628	93	485	29	567	33
Consumer - other	13	1	12	—	6	—
	24,221	778	23,865	686	27,333	661
With an allowance recorded
One- to four-family - originated	26,868	1,033	27,224	1,079	28,171	1,117
One- to four-family - purchased	2,219	27	2,960	40	2,334	53
Commercial real estate	—	—	—	—	17	1
Consumer - home equity	895	64	795	34	558	22
Consumer - other	13	1	15	2	12	—
	29,995	1,125	30,994	1,155	31,092	1,193
Total
One- to four-family - originated	39,426	1,521	39,439	1,540	41,626	1,533
One- to four-family - purchased	13,241	223	14,113	236	15,639	265
Commercial real estate	—	—	—	—	17	1
Consumer - home equity	1,523	157	1,280	63	1,125	55
Consumer - other	26	2	27	2	18	—
	$54,216	$1,903	$54,859	$1,841	$58,425	$1,854

Allowance for Credit Losses - The following is a summary of ACL activity, by loan portfolio segment, for the periods presented, and the ending balance of ACL based on the Company's impairment methodology.

	For the Year Ended September 30, 2016
	One- to Four-	One- to Four-	One- to Four-
	Family -	Family -	Family -	Commercial
	Originated	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning balance	$6,980	$1,434	$8,414	$742	$287	$9,443
Charge-offs	(200)	(342)	(542)	—	(88)	(630)
Recoveries	77	374	451	—	26	477
Provision for credit losses	(827)	(401)	(1,228)	466	12	(750)
Ending balance	$6,030	$1,065	$7,095	$1,208	$237	$8,540

	For the Year Ended September 30, 2015
	One- to Four-	One- to Four-	One- to Four-
	Family -	Family -	Family -	Commercial
	Originated	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning balance	$6,263	$2,323	$8,586	$400	$241	$9,227
Charge-offs	(435)	(228)	(663)	—	(72)	(735)
Recoveries	56	58	114	—	66	180
Provision for credit losses	1,096	(719)	377	342	52	771
Ending balance	$6,980	$1,434	$8,414	$742	$287	$9,443

	For the Year Ended September 30, 2014
	One- to Four-	One- to Four-	One- to Four-
	Family -	Family -	Family -	Commercial
	Originated	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning balance	$5,771	$2,486	$8,257	$185	$380	$8,822
Charge-offs	(380)	(653)	(1,033)	—	(109)	(1,142)
Recoveries	1	64	65	—	73	138
Provision for credit losses	871	426	1,297	215	(103)	1,409
Ending balance	$6,263	$2,323	$8,586	$400	$241	$9,227

The following is a summary of the loan portfolio and related ACL balances, at the dates presented, by loan portfolio segment disaggregated by the Company's impairment method. There was no ACL for loans individually evaluated for impairment at either date as all potential losses were charged-off. The increase in the balance of loans individually evaluated for impairment at September 30, 2016 compared to September 30, 2015 was due largely to TDR activity.

	September 30, 2016
	One- to Four-	One- to Four-	One- to Four-
	Family -	Family -	Family -	Commercial
	Originated	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$6,237,097	$407,833	$6,644,930	$153,082	$126,504	$6,924,516

Recorded investment in loans
individually evaluated for impairment	29,935	11,008	40,943	—	1,105	42,048
	$6,267,032	$418,841	$6,685,873	$153,082	$127,609	$6,966,564

ACL for loans collectively
evaluated for impairment	$6,030	$1,065	$7,095	$1,208	$237	$8,540

	September 30, 2015
	One- to Four-	One- to Four-	One- to Four-
	Family -	Family -	Family -	Commercial
	Originated	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$5,884,498	$477,340	$6,361,838	$120,405	$129,419	$6,611,662

Recorded investment in loans
individually evaluated for impairment	11,169	11,035	22,204	—	604	22,808
	$5,895,667	$488,375	$6,384,042	$120,405	$130,023	$6,634,470

ACL for loans collectively
evaluated for impairment	$6,980	$1,434	$8,414	$742	$287	$9,443

5. PREMISES AND EQUIPMENT, Net
A summary of the net carrying value of premises and equipment at September 30, 2016 and 2015 was as follows:

	2016	2015
	(Dollars in thousands)
Land	$11,065	$11,055
Building and improvements	91,700	82,928
Furniture, fixtures and equipment	42,590	42,731
	145,355	136,714
Less accumulated depreciation	62,134	60,904
	$83,221	$75,810

The Bank has entered into non-cancelable operating lease agreements with respect to banking premises and equipment. It is expected that many agreements will be renewed at expiration in the normal course of business. Rental expense was $1.2 million, $1.1 million, and $1.1 million for the years ended September 30, 2016, 2015, and 2014, respectively.

As of September 30, 2016, future minimum rental commitments, rounded to the nearest thousand, required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year were as follows:

2017	$1,106
2018	1,107
2019	993
2020	751
2021	655
Thereafter	2,525
$7,137

6. LOW INCOME HOUSING PARTNERSHIPS
The Bank's investment in low income housing partnerships, which is included in other assets in the consolidated balance sheets, was $58.0 million and $41.8 million at September 30, 2016 and 2015, respectively.  The Bank's obligations related to unfunded commitments, which are included in accounts payable and accrued expenses in the consolidated balance sheets, were $27.2 million and $14.6 million at September 30, 2016 and 2015, respectively. The majority of the commitments are projected to be funded through the end of calendar year 2018.

Expenses associated with the Bank's investment in the low income housing partnerships are included in low income housing partnerships in the consolidated statements of income. The low income housing partnership expenses resulted in other tax benefits of $1.1 million, $963 thousand and $866 thousand for fiscal years 2016, 2015, and 2014, respectively, which are a component of income tax expense in the consolidated statements of income.  Affordable housing tax credits are recognized as a component of income tax expense in the consolidated statements of income and totaled $4.8 million, $4.3 million, and $3.6 million for fiscal years 2016, 2015, and 2014, respectively. There were no impairment losses during fiscal years 2016, 2015, or 2014 resulting from the forfeiture or ineligibility of tax credits or other circumstances.

At September 30, 2016, the Bank accounted for low income housing partnerships using the equity method of accounting as two of the Bank's officers were involved in the operational management of the low income housing partnership investment group.  Effective September 30, 2016, those two Bank officers discontinued their involvement in the operational management of the investment group.  Starting October 1, 2016, the Bank will use the proportional method of accounting for its low income housing partnership investments.  In fiscal year 2017, the Bank will no longer report low income housing partnership expenses in non-interest expense; rather, the pretax operating losses and related tax benefits of the investments will be reported as a component of income tax expense.

7. DEPOSITS AND BORROWED FUNDS
Deposits - Non-interest-bearing deposits totaled $217.0 million and $188.0 million as of September 30, 2016 and 2015, respectively. Certificates of deposit with a minimum denomination of $250 thousand were $576.4 million and $490.1 million as of September 30, 2016 and 2015, respectively. Deposits in excess of $250 thousand may not be fully insured by the Federal Deposit Insurance Corporation.

FHLB Borrowings - FHLB borrowings at September 30, 2016 consisted of $2.37 billion in fixed-rate FHLB advances and no borrowings against the variable-rate FHLB line of credit. The line of credit is set to expire on November 17, 2017, at which time it is expected to be renewed automatically by FHLB for a one year period. FHLB borrowings at September 30, 2015 consisted of $2.57 billion in fixed-rate FHLB advances and $700.0 million against the variable-rate FHLB line of credit.

During fiscal years 2016 and 2015 and the fourth quarter of fiscal year 2014, the Bank utilized a leverage strategy ("daily leverage strategy") to increase earnings. The daily leverage strategy involves borrowing up to $2.10 billion against the Bank's FHLB line of credit with some or all of the balance being paid down at each quarter end. The proceeds of the borrowings, net of the required FHLB stock holdings, is deposited at the Federal Reserve Bank of Kansas City. Management can discontinue to the use of the daily leverage strategy at any point in time.

FHLB advances at September 30, 2016 and 2015 were comprised of the following:

	2016	2015
	(Dollars in thousands)
Fixed-rate FHLB advances	$2,375,000	$2,575,000
Deferred prepayment penalty	(2,611)	(4,479)
	$2,372,389	$2,570,521

Weighted average contractual interest rate on FHLB advances	2.17%	2.09%
Weighted average effective interest rate on FHLB advances(1)	2.24	2.24

(1)	The effective interest rate includes the net impact of deferred amounts related to certain FHLB advances.

During fiscal year 2015, the Bank prepaid $325.0 million of fixed-rate FHLB advances with a weighted average contractual interest rate of 2.61% and a weighted average remaining term to maturity of approximately four months. The prepaid FHLB advances were replaced with $325.0 million of fixed-rate FHLB advances with a weighted average contractual interest rate of 1.66% and a weighted average term of 53 months. The Bank paid $3.4 million in prepayment penalties to FHLB as a result of prepaying the FHLB advances. The present value of the cash flows under the terms of the new FHLB advances was not more than 10% different from the present value of the cash flow under the terms of the prepaid FHLB advances (including the prepayment penalties) and there were no embedded conversion options in the prepaid advances or in the new FHLB advances. The prepayment penalties effectively increased the weighted average interest rate on the new advances by 42 basis points at the time of the transactions. The deferred prepayment penalties are being recognized in interest expense over the lives of the new FHLB advances.

FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB and certain securities, when necessary. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of a borrowing institution's regulatory total assets without the pre-approval of FHLB senior management. In June 2016, the president of FHLB approved an increase, through July 2017, in the Bank's borrowing limit to 55% of Bank Call Report total assets. At September 30, 2016, the ratio of the par value of the Bank's FHLB borrowings to the Bank's Call Report total assets was 26%. During fiscal year 2016, the Bank's FHLB borrowings to the Bank's Call Report total assets was in excess of 40% due to the daily leverage strategy.

Repurchase Agreements - At September 30, 2016 and 2015, the Company had repurchase agreements outstanding in the amount of $200.0 million, with a weighted average contractual rate of 2.94%. All of the Company's repurchase agreements at September 30, 2016 and 2015 were fixed-rate. See the Securities Note for information regarding the amount of securities pledged as collateral in conjunction with repurchase agreements. Securities are delivered to the party with whom each transaction is executed and the party agrees to resell the same securities to the Bank at the maturity of the agreement. The Bank retains the right to substitute similar or like securities throughout the terms of the agreements. The repurchase agreements and collateral are subject to valuation at current market levels and the Bank may ask for the return of excess collateral or be required to post additional collateral due to changes in the market values of these items. The Bank may also be required to post additional collateral as a result of principal payments received on the securities pledged.
Maturity of Borrowed Funds and Certificates of Deposit - The following table presents the scheduled maturity of FHLB advances, at par, repurchase agreements, and certificates of deposit as of September 30, 2016:

	FHLB	Repurchase	Certificates
	Advances	Agreements	of Deposit
	Amount	Amount	Amount
	(Dollars in thousands)
2017	$500,000	$—	$1,172,398
2018	375,000	100,000	562,007
2019	400,000	—	492,691
2020	250,000	100,000	454,991
2021	550,000	—	143,761
Thereafter	300,000	—	2,284
	$2,375,000	$200,000	$2,828,132

8. INCOME TAXES
Income tax expense for the years ended September 30, 2016, 2015, and 2014 consisted of the following:

	2016	2015	2014
	(Dollars in thousands)
Current:
Federal	$33,298	$30,079	$32,137
State	4,677	4,395	3,215
	37,975	34,474	35,352
Deferred:
Federal	286	2,869	2,121
State	184	332	(15)
	470	3,201	2,106
	$38,445	$37,675	$37,458

The Company's effective tax rates were 31.5%, 32.5%, and 32.5% for the years ended September 30, 2016, 2015, and 2014, respectively. The differences between such effective rates and the statutory Federal income tax rate computed on income before income tax expense resulted from the following:

	2016		2015		2014
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Federal income tax expense
computed at statutory Federal rate	$42,679	35.0%	$40,519	35.0%	$40,303	35.0%
Increases (decreases) in taxes resulting from:
State taxes, net of Federal tax effect	3,308	2.7	3,257	2.8	3,200	2.8
Low income housing tax credits	(4,815)	(4.0)	(4,316)	(3.7)	(3,580)	(3.1)
ESOP related expenses, net	(1,127)	(0.9)	(1,222)	(1.1)	(1,550)	(1.4)
Other	(1,600)	(1.3)	(563)	(0.5)	(915)	(0.8)
	$38,445	31.5%	$37,675	32.5%	$37,458	32.5%
Deferred income tax expense represents the change in deferred income tax assets and liabilities excluding the tax effects of the change in net unrealized gain (loss) on AFS securities and changes in the market value of restricted stock between the grant date and vesting date. The sources of these differences and the tax effect of each as of September 30, 2016, 2015, and 2014 were as follows:

	2016	2015	2014
	(Dollars in thousands)
Premises and equipment	$1,593	$(129)	$(388)
ACL	480	(75)	(37)
FHLB stock dividends	(1,357)	4,083	(832)
Low income housing partnerships	(318)	(763)	(50)
Capitol Federal Foundation contribution	—	418	3,768
Other, net	72	(333)	(355)
	$470	$3,201	$2,106

The components of the net deferred income tax liabilities as of September 30, 2016 and 2015 were as follows:

	2016	2015
	(Dollars in thousands)
Deferred income tax assets:
Salaries and employee benefits	$2,050	$2,194
Low income housing partnerships	1,763	1,445
ESOP compensation	1,566	1,393
ACL	896	1,376
Other	3,498	3,652
Gross deferred income tax assets	9,773	10,060

Valuation allowance	(1,804)	(1,807)
Gross deferred income tax asset, net of valuation allowance	7,969	8,253

Deferred income tax liabilities:
FHLB stock dividends	23,238	24,595
Premises and equipment	6,091	4,498
Unrealized gain on AFS securities	3,595	5,089
Other	419	462
Gross deferred income tax liabilities	33,343	34,644

Net deferred tax liabilities	$25,374	$26,391

The Company assesses the available positive and negative evidence surrounding the recoverability of its deferred tax assets and applies its judgment in estimating the amount of valuation allowance necessary under the circumstances.  At both September 30, 2016 and 2015, the Company had a valuation allowance of $1.8 million related to the net operating losses generated by the Company's consolidated Kansas corporate income tax return. The companies included in the consolidated Kansas corporate income tax return are the holding company and Capitol Funds, Inc., as the Bank files a Kansas privilege tax return. Based on the nature of the operations of the holding company and Capitol Funds, Inc., management believes there will not be sufficient taxable income to fully utilize the deferred tax assets noted above; therefore, a valuation allowance has been recorded for the related amounts at September 30, 2016 and 2015.
Accounting Standard Codification ("ASC") 740 Income Taxes prescribes a process by which a tax position taken, or expected to be taken, on an income tax return is determined based upon the technical merits of the position, along with whether the tax position meets a more-likely-than-not-recognition threshold, to determine the amount, if any, of unrecognized tax benefits to recognize in the financial statements. Estimated penalties and interest related to unrecognized tax benefits are included in income tax expense in the consolidated statements of income. For the year ended September 30, 2016, the Company had no unrecognized tax benefits. For the years ended September 30, 2015, and 2014, the Company's unrecognized tax benefits, estimated penalties and interest, and related activities were insignificant.

The Company files income tax returns in the U.S. federal jurisdiction and the state of Kansas, as well as other states where it has either established nexus under an economic nexus theory or has exceeded enumerated nexus thresholds based on the amount of interest income derived from sources within a given state. With few exceptions, the Company is no longer subject to U.S. federal and state examinations by tax authorities for fiscal years before 2013.

9. ESOP
The ESOP trust acquired 3,024,574 shares (6,846,728 shares post-corporate reorganization) of common stock in the Company's initial public offering and 4,726,000 shares of common stock in the Company's corporate reorganization in December of 2010. Both acquisitions of common stock were made with proceeds from loans from the Company, secured by shares of the Company's stock purchased in each offering. The Bank has agreed to make cash contributions to the ESOP trust on an annual basis sufficient to enable the ESOP trust to make the required annual loan payments to the Company on September 30 of each year. The loan for the shares acquired in the initial public offering matured on September 30, 2013. The loan for the shares acquired in the corporate reorganization matures on September 30, 2040.

As annual loan payments are made on September 30, shares are released from collateral and allocated to qualified employees based on the proportion of their qualifying compensation to total qualifying compensation. On September 30, 2016, 165,198 shares were released from collateral.  On September 30, 2017, 165,198 shares will be released from collateral. As ESOP shares are committed to be released from collateral, the Company records compensation expense.  Dividends on unallocated ESOP shares are applied to the debt service payments of the loan secured by the unallocated shares. Dividends on unallocated ESOP shares in excess of the debt service payment are recorded as compensation expense and distributed to participants or participants' ESOP accounts.  Compensation expense related to the ESOP was $3.0 million for the year ended September 30, 2016, $3.0 million for the year ended September 30, 2015, and $3.8 million for the year ended September 30, 2014.  Of these amounts, $522 thousand, $384 thousand, and $362 thousand related to the difference between the market price of the Company's stock when the shares were acquired by the ESOP trust and the average market price of the Company's stock during the years ended September 30, 2016, 2015, and 2014, respectively. The amount included in compensation expense for dividends on unallocated ESOP shares in excess of the debt service payments was $813 thousand, $952 thousand, and $1.7 million for the years ended September 30, 2016, 2015, and 2014, respectively, which was related to the loan for the shares acquired in the corporate reorganization.

Shares may be withdrawn from the ESOP trust due to retirement, termination, or death of the participant. Additionally, a participant may begin to diversify at least 25% of their ESOP shares at age 50. The following is a summary of shares held in the ESOP trust as of September 30, 2016 and 2015:

	2016	2015
	(Dollars in thousands)
Allocated ESOP shares	4,392,371	4,490,885
Unreleased ESOP shares	3,964,752	4,129,950
Total ESOP shares	8,357,123	8,620,835

Fair value of unreleased ESOP shares	$55,784	$50,055

10. STOCK-BASED COMPENSATION
The Company has a Stock Option Plan, a Restricted Stock Plan, and an Equity Incentive Plan, all of which are considered share-based plans. The Stock Option Plan and Restricted Stock Plan expired in April 2015. No additional grants can be made from these two plans; however awards granted under these two plans remain outstanding until they are individually vested, forfeited or expire. The objectives of the Equity Incentive Plan are to provide additional compensation to certain officers, directors and key employees by facilitating their acquisition of stock interest in the Company and enable the Company to retain personnel of experience and ability in key positions of responsibility.

Stock Option Plans – There are currently 700,007 stock options outstanding as a result of grants awarded from the Stock Option Plan. The Equity Incentive Plan had 5,907,500 stock options originally eligible to be granted and, as of September 30, 2016, the Company had 4,172,316 stock options still available for future grants under this plan. This plan will expire in January 2027 and no additional grants may be made after expiration, but awards granted under this plan remain outstanding until they are individually vested, forfeited, or expire.

The Company may issue incentive and nonqualified stock options under the Equity Incentive Plan. The Company may also award stock appreciation rights, although no stock appreciation rights have been awarded to date. The incentive stock options expire no later than 10 years from the date of grant, and the nonqualified stock options expire no later than 15 years from the date of grant. The vesting period of the stock options under the Equity Incentive Plan generally has ranged from three to five years. The stock option price cannot be less than the market value at the date of the grant as defined by each plan. The fair value of stock option grants is estimated on the date of the grant using the Black-Scholes option pricing model.

At September 30, 2016, the Company had 2,031,211 stock options outstanding with a weighted average exercise price of $13.08 per option and a weighted average contractual life of 6.0 years, and 1,824,711 options exercisable with a weighted average exercise price of $13.18 per option and a weighted average contractual life of 5.8 years. The exercise price may be paid in cash, shares of common stock, or a combination of both. New shares are issued by the Company upon the exercise of stock options.

Compensation expense attributable to stock option awards during the years ended September 30, 2016, 2015, and 2014 totaled $335 thousand, $618 thousand, and $633 thousand, respectively. The fair value of stock options vested during the years ended September 30, 2016, 2015, and 2014 was $652 thousand, $615 thousand, and $646 thousand, respectively. As of September 30, 2016, the total future compensation cost related to non-vested stock options not yet recognized in the consolidated statements of income was $254 thousand, net of estimated forfeitures, and the weighted average period over which these awards are expected to be recognized was 2.4 years.

Restricted Stock Plans – The Equity Incentive Plan had 2,363,000 shares originally eligible to be granted as restricted stock and, as of September 30, 2016, the Company had 1,777,850 shares available for future grants of restricted stock under this plan. This plan will expire in January 2027 and no additional grants may be made after expiration, but awards granted under this plan remain outstanding until they are individually vested or forfeited. The vesting period of the restricted stock awards under the Equity Incentive Plan has generally ranged from three to five years. At September 30, 2016, the Company had 74,525 unvested restricted stock shares with a weighted average grant date fair value of $12.50 per share.

Compensation expense is calculated based on the fair market value of the common stock at the date of the grant, as defined by the plan, and is recognized over the vesting time period. Compensation expense attributable to restricted stock awards during the years ended September 30, 2016, 2015, and 2014 totaled $787 thousand, $1.5 million, and $1.5 million, respectively. The fair value of restricted stock that vested during the years ended September 30, 2016, 2015, and 2014 totaled $1.6 million, $1.5 million, and $1.5 million, respectively. As of September 30, 2016 there was $724 thousand of unrecognized compensation cost related to unvested restricted stock to be recognized over a weighted average period of 2.8 years.

11. COMMITMENTS AND CONTINGENCIES
The following table summarizes the Bank's loan commitments as of September 30, 2016 and 2015:

	2016	2015
	(Dollars in thousands)
Originate fixed-rate	$68,047	$54,555
Originate adjustable-rate	12,257	16,164
Purchase/participate fixed-rate	138,792	128,334
Purchase/participate adjustable-rate	18,653	13,785
	$237,749	$212,838

Commitments to originate loans are commitments to lend to a customer. Commitments to purchase/participate in loans represent commitments to purchase loans from correspondent lenders on a loan-by-loan basis or participate in commercial real estate loans with a lead bank. The Bank evaluates each borrower's creditworthiness on a case-by-case basis. Commitments generally have expiration dates or other termination clauses and one-to four-family loan commitments may require the payment of a rate lock fee. Some of the commitments are expected to expire without being fully drawn upon; therefore, the amount of total commitments disclosed in the table above does not necessarily represent future cash requirements. As of September 30, 2016 and 2015, there were no significant loan-related commitments that met the definition of derivatives or commitments to sell mortgage loans. As of September 30, 2016 and 2015, the Bank had approved but unadvanced home equity lines of credit of $262.8 million and $259.7 million, respectively.

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counterclaims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company's consolidated financial statements for the year ended September 30, 2016, or future periods.
12. REGULATORY CAPITAL REQUIREMENTS
The Bank and the Company are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and, possibly additional discretionary, actions by regulators that, if undertaken, could have a material adverse effect on the Company's financial statements. Under regulatory capital adequacy guidelines, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company's and Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Additionally, the Bank must meet specific capital guidelines to be considered well capitalized per the regulatory framework for prompt corrective action. The Company's and Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

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

In conjunction with the Company's corporate reorganization in December 2010, a "liquidation account" was established for the benefit of certain depositors of the Bank in an amount equal to Capitol Federal Savings Bank MHC's ownership interest in the retained earnings of Capitol Federal Financial as of June 30, 2010. As of September 30, 2016, the balance of this liquidation account was $187.0 million. Under applicable federal banking regulations, neither the Company nor the Bank is permitted to pay dividends on its capital stock to its stockholders if stockholders' equity would be reduced below the amount of the liquidation account at that time.

The Bank and the Company must maintain certain minimum capital ratios as set forth in the table below for capital adequacy purposes. Beginning January 1, 2016, the Company and Bank were required to maintain a capital conservation buffer above certain minimum capital ratios for capital adequacy purposes in order to avoid certain restrictions on capital distributions and other payments including dividends, share repurchases, and certain compensation. The capital conservation buffer is being phased in equally over a four year period by increasing the required buffer percentage by 0.625% each year. Once fully phased-in, the Bank and Company must maintain a balance of Common Equity Tier 1 ("CET1") capital that exceeds 2.5% of each of the minimum risk-based capital ratios (CET1 capital ratio, Tier 1 capital ratio, and Total capital ratio) in order to satisfy the capital conservation buffer requirement. At September 30, 2016, the Bank and Company exceeded the capital conservation buffer requirement. As of September 30, 2016 and 2015, regulatory guidelines categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Management believes, as of September 30, 2016, that the Bank and Company meet all capital adequacy requirements to which they are subject and there were no conditions or events subsequent to September 30, 2016 that would change the Bank's or Company's category.

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank
As of September 30, 2016
Tier 1 leverage ratio	$1,234,912	10.9%	$452,339	4.0%	$565,424	5.0%
CET1 capital ratio	1,234,912	28.5	195,080	4.5	281,783	6.5
Tier 1 capital ratio	1,234,912	28.5	260,107	6.0	346,809	8.0
Total capital ratio	1,243,452	28.7	346,809	8.0	433,512	10.0

As of September 30, 2015
Tier 1 leverage ratio	1,266,054	11.3	447,986	4.0	559,982	5.0
CET1 capital ratio	1,266,054	30.0	189,663	4.5	273,958	6.5
Tier 1 capital ratio	1,266,054	30.0	252,885	6.0	337,179	8.0
Total capital ratio	1,275,497	30.3	337,179	8.0	421,474	10.0

Company
As of September 30, 2016
Tier 1 leverage ratio	1,387,049	12.3	452,248	4.0	N/A	N/A
CET1 capital ratio	1,387,049	32.0	195,094	4.5	N/A	N/A
Tier 1 capital ratio	1,387,049	32.0	260,126	6.0	N/A	N/A
Total capital ratio	1,395,589	32.2	346,835	8.0	N/A	N/A

As of September 30, 2015
Tier 1 leverage ratio	1,407,852	12.6	448,003	4.0	N/A	N/A
CET1 capital ratio	1,407,852	33.4	189,946	4.5	N/A	N/A
Tier 1 capital ratio	1,407,852	33.4	253,262	6.0	N/A	N/A
Total capital ratio	1,417,295	33.6	337,683	8.0	N/A	N/A

13. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair Value Measurements – The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures in accordance with ASC 820 and ASC 825. The Company did not have any liabilities that were measured at fair value at September 30, 2016 or 2015. The Company's AFS securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as OREO and loans individually evaluated for impairment. These non-recurring fair value adjustments involve the application of lower of cost or fair value accounting or write-downs of individual assets.

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

The Company bases its fair values on the price that would be received from the sale of an asset in an orderly transaction between market participants at the measurement date under current market conditions. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

The following is a description of valuation methodologies used for assets measured at fair value on a recurring basis.

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. The majority of the securities within the AFS portfolio were issued by GSEs. The Company primarily uses prices obtained from third party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third party pricing service when determining the fair value of its securities during the years ended September 30, 2016 and 2015. The Company's major security types, based on the nature and risks of the securities, are:

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

	September 30, 2016
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
AFS Securities:
GSE debentures	$347,038	$—	$347,038	$—
MBS	178,507	—	178,507	—
Trust preferred securities	1,756	—	—	1,756
	$527,301	$—	$525,545	$1,756

	September 30, 2015
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
AFS Securities:
GSE debentures	$526,620	$—	$526,620	$—
MBS	229,491	—	229,491	—
Municipal bonds	144	—	144	—
Trust preferred securities	1,916	—	—	1,916
	$758,171	$—	$756,255	$1,916

The Company's Level 3 AFS securities had no activity during fiscal years 2016, 2015, and 2014 except for principal repayments of $97 thousand, $400 thousand, and $150 thousand, respectively, and increases in net unrealized losses included in other comprehensive income of $61 thousand, $45 thousand, and $16 thousand, respectively.

The following is a description of valuation methodologies used for significant assets measured at fair value on a non-recurring basis.

Loans Receivable – The balance of loans individually evaluated for impairment at September 30, 2016 and 2015 was $42.0 million and $22.8 million, respectively. The increase in the balance of loans individually evaluated for impairment at September 30, 2016 compared to September 30, 2015 was due largely to TDR activity. Substantially all of these loans were secured by residential real estate and were individually evaluated to determine if the carrying value of the loan was in excess of the fair value of the collateral, less estimated selling costs of 10%. When no impairment is indicated, the carrying amount is considered to approximate fair value. Fair values were estimated through current appraisals or current Federal Housing Finance Agency ("FHFA") housing price indices, which is a broad based measure of the movement of single-family house prices and is a weighted, repeat-sales index. Management does not adjust or apply a discount to the appraised value or FHFA housing price indices, except for the estimated sales costs noted above. The primary significant unobservable input for loans individually evaluated for impairment using appraisals to determine the estimated fair value was the appraisal. Fair values of loans individually evaluated for impairment cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan, and, as such are classified as Level 3. Based on this evaluation, the Bank charged-off all loss amounts as of September 30, 2016 and 2015; therefore, there was no ACL related to these loans.

OREO – OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower of cost or fair value. Fair value is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value or listing price, except for the estimated sales costs noted above. The primary significant unobservable input for OREO was the appraisal or listing price. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property, and, as such are classified as Level 3. The fair value of OREO at September 30, 2016 and 2015 was $3.7 million and $4.3 million, respectively.

The following tables provide the level of valuation assumptions used to determine the carrying value of the Company's assets measured at fair value on a non-recurring basis at the dates presented.

	September 30, 2016
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Loans individually evaluated for impairment	$41,995	$—	$—	$41,995
OREO	3,734	—	—	3,734
	$45,729	$—	$—	$45,729

	September 30, 2015
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Loans individually evaluated for impairment	$22,762	$—	$—	$22,762
OREO	4,333	—	—	4,333
	$27,095	$—	$—	$27,095

Fair Value Disclosures – The Company determined estimated fair value amounts using available market information and from a variety of valuation methodologies based on pertinent information available to management as of the dates presented. Considerable judgment is required to interpret market data to develop the estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company would realize from a current market exchange at subsequent dates.

The carrying amounts and estimated fair values of the Company's financial instruments at September 30, 2016 and 2015 were as follows:

	2016		2015
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$281,764	$281,764	$772,632	$772,632
AFS securities	527,301	527,301	758,171	758,171
HTM securities	1,100,874	1,122,867	1,271,122	1,295,274
Loans receivable	6,958,024	7,292,971	6,625,027	6,870,176
FHLB stock	109,970	109,970	150,543	150,543
Liabilities:
Deposits	5,164,018	5,204,251	4,832,520	4,869,312
FHLB borrowings	2,372,389	2,434,151	3,270,521	3,339,650
Repurchase agreements	200,000	207,303	200,000	209,807

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

Deposits - The estimated fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date. The estimated fair value of these deposits at September 30, 2016 and 2015 was $2.34 billion and $2.20 billion, respectively. (Level 1) The fair value of certificates of deposit is estimated by discounting future cash flows using current London Interbank Offered Rates ("LIBOR"). The estimated fair value of certificates of deposit at September 30, 2016 and 2015 was $2.87 billion and $2.67 billion, respectively. (Level 2)

FHLB borrowings and Repurchase Agreements - The fair value of fixed-maturity borrowed funds is estimated by discounting estimated future cash flows using current offer rates. (Level 2) The carrying value of FHLB line of credit is considered to approximate its fair value due to the nature of the financial liability. (Level 1)

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table presents summarized quarterly data for each of the years indicated for the Company.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(Dollars and counts in thousands, except per share amounts)
2016
Total interest and dividend income	$74,359	$75,632	$75,527	$75,595	$301,113
Net interest and dividend income	47,982	48,538	47,930	47,732	192,182
Provision for credit losses	—	—	—	(750)	(750)
Net income	20,718	21,527	20,551	20,698	83,494
Basic EPS	0.16	0.16	0.15	0.16	0.63
Diluted EPS	0.16	0.16	0.15	0.16	0.63
Dividends declared per share	0.335	0.085	0.335	0.085	0.84
Average number of basic shares outstanding	132,822	132,960	133,102	133,296	133,045
Average number of diluted shares outstanding	132,911	133,031	133,251	133,493	133,176

2015
Total interest and dividend income	$74,900	$73,877	$74,174	$74,411	$297,362
Net interest and dividend income	48,036	46,779	47,013	47,940	189,768
Provision for credit losses	173	275	323	—	771
Net income	20,472	19,234	19,602	18,785	78,093
Basic EPS	0.15	0.14	0.14	0.14	0.58
Diluted EPS	0.15	0.14	0.14	0.14	0.58
Dividends declared per share	0.335	0.085	0.335	0.085	0.84
Average number of basic shares outstanding	136,088	136,208	135,746	133,515	135,384
Average number of diluted shares outstanding	136,116	136,246	135,763	133,533	135,409

15. PARENT COMPANY FINANCIAL INFORMATION (PARENT COMPANY ONLY)
The Company serves as the holding company for the Bank (see "Note 1 – Summary of Significant Accounting Policies"). The Company's (parent company only) balance sheets at the dates presented, and the related statements of income and cash flows for each of the years presented are as follows:

BALANCE SHEETS
SEPTEMBER 30, 2016 and 2015
(Dollars in thousands, except per share amounts)

	2016	2015
ASSETS:
Cash and cash equivalents	$108,197	$96,171
Investment in the Bank	1,240,827	1,274,429
Note receivable - ESOP	43,790	44,984
Other assets	389	420
Income taxes receivable, net	—	318
TOTAL ASSETS	$1,393,203	$1,416,322

LIABILITIES:
Income taxes payable, net	$128	$—
Accounts payable and accrued expenses	74	60
Deferred income tax liabilities, net	37	36
Total liabilities	239	96

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 137,486,172 and 137,106,822
shares issued and outstanding as of September 30, 2016 and 2015, respectively	1,375	1,371
Additional paid-in capital	1,156,855	1,151,041
Unearned compensation - ESOP	(39,647)	(41,299)
Retained earnings	268,466	296,739
AOCI, net of tax	5,915	8,374
Total stockholders' equity	1,392,964	1,416,226
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,393,203	$1,416,322

STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 2016, 2015, and 2014
(Dollars in thousands)

	2016	2015	2014
INTEREST AND DIVIDEND INCOME:
Dividend income from the Bank	$117,513	$115,359	$145,276
Interest income from other investments	1,725	1,835	2,004
Total interest and dividend income	119,238	117,194	147,280
NON-INTEREST EXPENSE:
Salaries and employee benefits	827	835	774
Regulatory and outside services	261	243	248
Other non-interest expense	558	517	606
Total non-interest expense	1,646	1,595	1,628
INCOME BEFORE INCOME TAX EXPENSE AND EQUITY IN
EXCESS OF DISTRIBUTION OVER EARNINGS OF SUBSIDIARY	117,592	115,599	145,652
INCOME TAX EXPENSE	28	84	132
INCOME BEFORE EQUITY IN EXCESS OF
DISTRIBUTION OVER EARNINGS OF SUBSIDIARY	117,564	115,515	145,520
EQUITY IN EXCESS OF DISTRIBUTION OVER EARNINGS OF SUBSIDIARY	(34,070)	(37,422)	(67,826)
NET INCOME	$83,494	$78,093	$77,694

STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2016, 2015, and 2014
(Dollars in thousands)

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$83,494	$78,093	$77,694
Adjustments to reconcile net income to net cash provided by
operating activities:
Equity in excess of distribution over earnings of subsidiary	34,070	37,422	67,826
Depreciation of equipment	30	30	2
Provision for deferred income taxes	2	428	3,768
Changes in:
Other assets	1	35	166
Income taxes receivable/payable	445	3,300	(562)
Accounts payable and accrued expenses	14	1	(12)
Net cash flows provided by operating activities	118,056	119,309	148,882

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal collected on notes receivable from ESOP	1,194	1,156	1,120
Purchase of equipment	—	—	(370)
Net cash flows provided by investing activities	1,194	1,156	750

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payment from subsidiary related to restricted stock awards	473	95	243
Dividends paid	(111,767)	(114,162)	(138,172)
Repurchase of common stock	—	(50,034)	(79,633)
Stock options exercised	4,070	267	458
Net cash flows used in financing activities	(107,224)	(163,834)	(217,104)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,026	(43,369)	(67,472)

CASH AND CASH EQUIVALENTS:
Beginning of year	96,171	139,540	207,012
End of year	$108,197	$96,171	$139,540

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of September 30, 2016.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2016, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Management has concluded that the Company maintained an effective system of internal control over financial reporting based on these criteria as of September 30, 2016.

The Company's independent registered public accounting firm, Deloitte & Touche LLP, who audited the consolidated financial statements included in the Company's annual report, has issued an audit report on the Company's internal control over financial reporting as of September 30, 2016 and it is included in Item 8.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information required by this item concerning the Company's directors and compliance with Section 16(a) of the Act is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2017, a copy of which will be filed not later than 120 days after the close of the fiscal year. Pursuant to General Instruction G(3), information concerning executive officers of the Company is included in Part I, under the caption "Executive Officers of the Registrant" of this Form 10-K.

Information required by this item regarding the audit committee of the Company's Board of Directors, including information regarding the audit committee financial experts serving on the committee, is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2017, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

Item 11.  Executive Compensation
Information required by this item concerning compensation is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2017, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2017, a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table sets forth information as of September 30, 2016 with respect to compensation plans under which shares of our common stock may be issued.

Equity Compensation Plan Information
Number of Shares
Remaining Available
for Future Issuance
	Number of Shares		Under Equity
	to be issued upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Shares
	Outstanding Options,	Outstanding Options,	Reflected in the
Plan Category	Warrants and Rights	Warrants and Rights	First Column)
Equity compensation plans
approved by stockholders	2,031,211	$13.08	5,950,166	(1)
Equity compensation plans not
approved by stockholders	N/A	N/A	N/A
	2,031,211	$13.08	5,950,166

(1)	This amount includes 1,777,850 shares available for future grants of restricted stock under the Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item concerning certain relationships, related transactions and director independence is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2017, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Principal Accountant Fees and Services
Information required by this item concerning principal accountant fees and services is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2017, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)     The following is a list of documents filed as part of this report:
(1)  Financial Statements:

The following financial statements are included under Part II, Item 8 of this Form 10-K:

1.	Reports of Independent Registered Public Accounting Firm.

2.	Consolidated Balance Sheets as of September 30, 2016 and 2015.

3.	Consolidated Statements of Income for the Years Ended September 30, 2016, 2015, and 2014.

4.	Consolidated Statements of Comprehensive Income for the Years Ended September 30, 2016, 2015, and 2014.

5.	Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2016, 2015, and 2014.

6.	Consolidated Statements of Cash Flows for the Years Ended September 30, 2016, 2015, and 2014.

7.	Notes to Consolidated Financial Statements for the Years Ended September 30, 2016, 2015, and 2014.

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

CAPITOL FEDERAL FINANCIAL, INC.

Date: November 29, 2016	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ John B. Dicus	By:	/s/ Reginald L. Robinson
	John B. Dicus, Chairman, President		Reginald L. Robinson, Director
	and Chief Executive Officer		Date: November 29, 2016
(Principal Executive Officer)
	Date: November 29, 2016	By:	/s/ Michael T. McCoy, M.D.
Michael T. McCoy, M.D., Director
By:	/s/ Kent G. Townsend		Date: November 29, 2016
Kent G. Townsend, Executive Vice President,
	Chief Financial Officer and Treasurer	By:	/s/ James G. Morris
	(Principal Financial Officer)		James G. Morris, Director
	Date: November 29, 2016		Date: November 29, 2016

By:	/s/ Jeffrey R. Thompson	By:	/s/ Marilyn S. Ward
	Jeffrey R. Thompson, Director		Marilyn S. Ward, Director
	Date: November 29, 2016		Date: November 29, 2016

By:	/s/ Jeffrey M. Johnson	By:	/s/ Tara D. Van Houweling
	Jeffrey M. Johnson, Director		Tara D. Van Houweling, First Vice President
	Date: November 29, 2016		and Reporting Director
(Principal Accounting Officer)
By:	/s/ Morris J. Huey II		Date: November 29, 2016
Morris J. Huey II, Director
Date: November 29, 2016

INDEX TO EXHIBITS

Exhibit Number	Document
3(i)
Charter of Capitol Federal Financial, Inc., as filed on May 6, 2010, as Exhibit 3(i) to Capitol Federal Financial, Inc.'s Registration Statement on Form S-1 (File No. 333-166578) and incorporated herein by reference

3(ii)	Bylaws of Capitol Federal Financial, Inc., as amended, filed on September 30, 2016, as Exhibit 3.2 to Form 8-K for Capitol Federal Financial Inc. and incorporated herein by reference
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

10.1(iv)	Form of Change of Control Agreement with Frank H. Wright filed on November 29, 2013 as Exhibit 10.1(v) to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.1(v)	Form of Change of Control Agreement with Daniel L. Lehman
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

10.13	Form of Restricted Stock Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.15 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
11	Calculations of Basic and Diluted Earnings Per Share (See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2. Earnings Per Share")
14	Code of Ethics*
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer, and Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer

101
The following information from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed with the SEC on November 29, 2016, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at September 30, 2016 and 2015, (ii) Consolidated Statements of Income for the fiscal years ended September 30, 2016, 2015, and 2014, (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended September 30, 2016, 2015, and 2014, (iv) Consolidated Statement of Stockholders' Equity for the fiscal years ended September 30, 2016, 2015, and 2014, (v) Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2016, 2015, and 2014, and (vi) Notes to the Consolidated Financial Statements

*May be obtained free of charge from the Registrant's Director of Investor Relations by calling (785) 270-6055 or from the Registrant's internet website at www.capfed.com.