Form 10-Q
period 2016-12-31
Capitol Federal Financial Inc
filed 2017-02-09
CIK 1490906

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
_________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
or
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

As of February 3, 2017, there were 137,975,531 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
	(Unaudited)
	December 31,	September 30,
	2016	2016
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $128,460 and $267,829)	$150,560	$281,764
Securities:
Available-for-sale ("AFS"), at estimated fair value (amortized cost of $492,395 and $517,791)	499,792	527,301
Held-to-maturity ("HTM"), at amortized cost (estimated fair value of $1,027,292 and $1,122,867)	1,022,215	1,100,874
Loans receivable, net (allowance for credit losses ("ACL") of $8,521 and $8,540)	7,071,410	6,958,024
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	105,364	109,970
Premises and equipment, net	83,838	83,221
Other assets	206,331	206,093
TOTAL ASSETS	$9,139,510	$9,267,247

LIABILITIES:
Deposits	$5,192,674	$5,164,018
FHLB borrowings	2,272,754	2,372,389
Repurchase agreements	200,000	200,000
Advance payments by borrowers for taxes and insurance	25,403	62,643
Income taxes payable, net	9,369	310
Deferred income tax liabilities, net	24,594	25,374
Accounts payable and accrued expenses	46,541	49,549
Total liabilities	7,771,335	7,874,283

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 137,915,672 and 137,486,172
shares issued and outstanding as of December 31, 2016 and September 30, 2016, respectively	1,379	1,375
Additional paid-in capital	1,162,584	1,156,855
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(39,235)	(39,647)
Retained earnings	238,846	268,466
Accumulated other comprehensive income ("AOCI"), net of tax	4,601	5,915
Total stockholders' equity	1,368,175	1,392,964
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,139,510	$9,267,247

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended
	December 31,
	2016	2015
INTEREST AND DIVIDEND INCOME:
Loans receivable	$61,945	$60,223
Mortgage-backed securities ("MBS")	6,362	7,831
Cash and cash equivalents	2,969	1,620
FHLB stock	2,939	3,152
Investment securities	1,107	1,533
Total interest and dividend income	75,322	74,359
INTEREST EXPENSE:
FHLB borrowings	16,117	16,074
Deposits	10,396	8,799
Repurchase agreements	1,503	1,504
Total interest expense	28,016	26,377
NET INTEREST INCOME	47,306	47,982
PROVISION FOR CREDIT LOSSES	—	—
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	47,306	47,982
NON-INTEREST INCOME:
Retail fees and charges	3,709	3,814
Income from bank-owned life insurance ("BOLI")	523	703
Other non-interest income	1,036	1,049
Total non-interest income	5,268	5,566
NON-INTEREST EXPENSE:
Salaries and employee benefits	10,634	10,487
Information technology and communications	2,834	2,558
Occupancy, net	2,675	2,672
Deposit and loan transaction costs	1,386	1,274
Regulatory and outside services	1,346	1,486
Federal insurance premium	894	1,382
Advertising and promotional	690	1,154
Office supplies and related expense	437	887
Low income housing partnerships	—	773
Other non-interest expense	701	917
Total non-interest expense	21,597	23,590
INCOME BEFORE INCOME TAX EXPENSE	30,977	29,958
INCOME TAX EXPENSE	10,399	9,240
NET INCOME	$20,578	$20,718

Basic earnings per share ("EPS")	$0.15	$0.16
Diluted EPS	$0.15	$0.16
Dividends declared per share	$0.38	$0.34

Basic weighted average common shares	133,696,574	132,822,283
Diluted weighted average common shares	133,949,796	132,911,156

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	December 31,
	2016	2015
Net income	$20,578	$20,718
Other comprehensive income (loss), net of tax:
Changes in unrealized holding gains (losses) on AFS securities,
net of taxes of $799 and $1,700	(1,314)	(2,798)
Comprehensive income	$19,264	$17,920

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)

		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at October 1, 2016	$1,375	$1,156,855	$(39,647)	$268,466	$5,915	$1,392,964
Net income				20,578		20,578
Other comprehensive income (loss), net of tax					(1,314)	(1,314)
ESOP activity, net		222	412			634
Restricted stock activity, net		14				14
Stock-based compensation		157				157
Stock options exercised	4	5,336				5,340
Cash dividends to stockholders ($0.38 per share)				(50,198)		(50,198)
Balance at December 31, 2016	$1,379	$1,162,584	$(39,235)	$238,846	$4,601	$1,368,175

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,578	$20,718
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(2,939)	(3,152)
Amortization and accretion of premiums and discounts on securities	1,362	1,289
Depreciation and amortization of premises and equipment	1,891	1,706
Amortization of deferred amounts related to FHLB advances, net	365	751
Common stock committed to be released for allocation - ESOP	634	525
Stock-based compensation	157	533
Changes in:
Other assets, net	(437)	83
Income taxes payable/receivable	8,899	9,226
Accounts payable and accrued expenses	(3,556)	(5,514)
Net cash provided by operating activities	26,954	26,165

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(35,890)	—
Purchase of HTM securities	—	(1,432)
Proceeds from calls, maturities and principal reductions of AFS securities	61,274	116,678
Proceeds from calls, maturities and principal reductions of HTM securities	77,309	71,312
Proceeds from the redemption of FHLB stock	98,950	94,500
Purchase of FHLB stock	(91,405)	(59,832)
Net increase in loans receivable	(114,245)	(41,994)
Purchase of premises and equipment	(1,981)	(4,555)
Proceeds from sale of other real estate owned ("OREO")	1,272	815
Net cash (used in) provided by investing activities	(4,716)	175,492

		(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	December 31,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(50,198)	(44,551)
Net change in deposits	28,656	139,960
Proceeds from borrowings	2,100,000	1,500,000
Repayments on borrowings	(2,200,000)	(2,300,000)
Change in advance payments by borrowers for taxes and insurance	(37,240)	(37,502)
Stock options exercised	5,147	158
Excess tax benefits from stock options	193	—
Net cash used in financing activities	(153,442)	(741,935)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(131,204)	(540,278)

CASH AND CASH EQUIVALENTS:
Beginning of period	281,764	772,632
End of period	$150,560	$232,354

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$5	$13
Interest payments	$29,016	$25,686

See accompanying notes to consolidated financial statements.		(Concluded)

Notes to Consolidated Financial Statements (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The consolidated financial statements include the accounts of Capitol Federal® Financial, Inc. (the "Company") and its wholly-owned subsidiary, Capitol Federal Savings Bank (the "Bank"). The Bank has a wholly-owned subsidiary, Capitol Funds, Inc. Capitol Funds, Inc. has a wholly-owned subsidiary, Capitol Federal Mortgage Reinsurance Company. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed with the Securities and Exchange Commission ("SEC"). Interim results are not necessarily indicative of results for a full year.

Net Presentation of Cash Flows Related to Borrowings - Beginning in fiscal year 2014, the Bank implemented a leverage strategy ("leverage strategy") to increase earnings. This leverage strategy involves borrowing up to $2.10 billion either on the Bank's FHLB line of credit or by entering into short-term FHLB advances, depending on the rates offered by the FHLB at the time of the borrowings, with some or all of the balance being repaid prior to the end of each quarter for regulatory purposes. Proceeds from the borrowings, net of required FHLB stock holdings, are deposited at the Federal Reserve Bank of Kansas City. The contractual maturities of the FHLB advances utilized in conjunction with the leverage strategy beginning in the current quarter are seven days or less; therefore, cash flows related to these advances are reported on a net basis within the consolidated statements of cash flows.

Low Income Housing Partnerships - As part of the Bank's community reinvestment initiatives, the Bank invests in affordable housing limited partnerships ("low income housing partnerships") that make equity investments in affordable housing properties.  The Bank is a limited partner in each partnership in which it invests.  A separate, unrelated third party is the general partner.  The Bank receives affordable housing tax credits and other tax benefits for these investments. Prior to October 1, 2016, the Bank accounted for its low income housing partnership investments using the equity method of accounting, as two of the Bank’s officers were involved in the operational management of the low income housing partnership investment group. On October 1, 2016, due to both officers' resignation from operational management, the Bank began using the proportional method of accounting for its low income housing partnership investments.

Recent Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. The ASU, as amended, clarifies principles for recognizing revenue and provides a common revenue standard for GAAP and International Financial Reporting Standards. Additionally, the ASU provides implementation guidance on several topics and requires entities to disclose both quantitative and qualitative information regarding contracts with customers. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period, which is October 1, 2018 for the Company. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016. The Company expects that the majority of its revenue will not be within the scope of ASU 2014-09.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU replaces the incurred loss impairment methodology in current GAAP, which requires credit losses to be recognized when it is probable that a loss has incurred, with a new impairment methodology. The new impairment methodology requires an entity to measure, at each reporting date, the expected credit losses of financial assets not measured at fair value, such as loans, HTM debt securities, and loan commitments, over their contractual lives. Under the new impairment methodology, expected credit losses will be measured at each reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Additionally, the ASU amends the current credit loss measurements for AFS debt securities. Credit losses related to AFS debt securities will be recorded through the ACL rather than as a direct write-down as per current GAAP. The ASU also requires enhanced disclosures related to credit quality and significant estimates and judgments used by management when estimating credit losses. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, which is October 1, 2020 for the Company. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the ASU and the impact it may have to our formula analysis model.

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

	For the Three Months Ended
	December 31,
	2016	2015
	(Dollars in thousands, except per share amounts)
Net income	$20,578	$20,718
Income allocated to participating securities	(13)	(27)
Net income available to common stockholders	$20,565	$20,691

Average common shares outstanding	133,696,125	132,821,834
Average committed ESOP shares outstanding	449	449
Total basic average common shares outstanding	133,696,574	132,822,283

Effect of dilutive stock options	253,222	88,873

Total diluted average common shares outstanding	133,949,796	132,911,156

Net EPS:
Basic	$0.15	$0.16
Diluted	$0.15	$0.16

Antidilutive stock options, excluded from the diluted average
common shares outstanding calculation	236,400	872,039

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS and HTM securities at the dates presented. The majority of the MBS and investment securities portfolios are composed of securities issued by United States Government-Sponsored Enterprises ("GSEs").

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$321,246	$156	$798	$320,604
MBS	169,037	8,284	7	177,314
Trust preferred securities	2,112	—	238	1,874
	$492,395	$8,440	$1,043	$499,792
HTM:
MBS	$989,012	$13,084	$7,858	$994,238
Municipal bonds	33,203	68	217	33,054
	$1,022,215	$13,152	$8,075	$1,027,292

	September 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$346,226	$815	$3	$347,038
MBS	169,442	9,069	4	178,507
Trust preferred securities	2,123	—	367	1,756
	$517,791	$9,884	$374	$527,301
HTM:
MBS	$1,067,571	$22,862	$1,219	$1,089,214
Municipal bonds	33,303	357	7	33,653
	$1,100,874	$23,219	$1,226	$1,122,867

The following tables summarize the estimated fair value and gross unrealized losses of those securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	December 31, 2016
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	$199,151	$798	$—	$—
MBS	10,936	2	641	5
Trust preferred securities	—	—	1,874	238
	$210,087	$800	$2,515	$243

HTM:
MBS	$505,924	$6,170	$61,781	$1,688
Municipal bonds	22,649	212	836	5
	$528,573	$6,382	$62,617	$1,693

	September 30, 2016
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	$24,997	$3	$—	$—
MBS	—	—	654	4
Trust preferred securities	—	—	1,756	367
	$24,997	$3	$2,410	$371

HTM:
MBS	$147,930	$538	$66,646	$681
Municipal bonds	4,771	6	391	1
	$152,701	$544	$67,037	$682

The unrealized losses at December 31, 2016 and September 30, 2016 were primarily a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. The impairment is also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities, nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity. As a result of the analysis, management has concluded that no other-than-temporary impairments existed at December 31, 2016 or September 30, 2016.

The amortized cost and estimated fair value of debt securities as of December 31, 2016, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without prepayment penalty. For this reason, MBS are not included in the maturity categories.

	AFS		HTM
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
One year or less	$25,030	$25,032	$7,576	$7,610
One year through five years	296,216	295,572	20,699	20,565
Five years through ten years	—	—	4,928	4,879
Ten years and thereafter	2,112	1,874	—	—
	323,358	322,478	33,203	33,054
MBS	169,037	177,314	989,012	994,238
	$492,395	$499,792	$1,022,215	$1,027,292

The following table presents the taxable and non-taxable components of interest income on investment securities for the periods presented.

	For the Three Months Ended
	December 31,
	2016	2015
	(Dollars in thousands)
Taxable	$964	$1,354
Non-taxable	143	179
	$1,107	$1,533

The following table summarizes the carrying value of securities pledged as collateral for the obligations indicated below as of the dates presented.

	December 31, 2016	September 30, 2016
	(Dollars in thousands)
Public unit deposits	$427,077	$419,282
Repurchase agreements	217,193	217,374
Federal Reserve Bank	14,765	15,938
	$659,035	$652,594

4. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at the dates presented is summarized as follows:

	December 31, 2016	September 30, 2016
	(Dollars in thousands)
Real estate loans:
One- to four-family:
Originated	$4,027,991	$4,005,615
Correspondent purchased	2,288,368	2,206,072
Bulk purchased	400,506	416,653
Construction	37,524	39,430
Total	6,754,389	6,667,770
Commercial:
Permanent	104,323	110,768
Construction	76,254	43,375
Total	180,577	154,143
Total real estate loans	6,934,966	6,821,913

Consumer loans:
Home equity	122,378	123,345
Other	4,213	4,264
Total consumer loans	126,591	127,609

Total loans receivable	7,061,557	6,949,522

Less:
ACL	8,521	8,540
Discounts/unearned loan fees	25,028	24,933
Premiums/deferred costs	(43,402)	(41,975)
	$7,071,410	$6,958,024

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

Credit Quality Indicators - Based on the Bank's lending emphasis and underwriting standards, management has segmented the loan portfolio into three segments: (1) one- to four-family; (2) consumer; and (3) commercial real estate. The one- to four-family and consumer loan portfolios are further segmented into classes for purposes of providing disaggregated information about the credit quality of the loan portfolio. The classes are: one- to four-family - originated, one- to four-family - correspondent purchased, one- to four-family - bulk purchased, consumer - home equity, and consumer - other. The one- to four-family - correspondent purchased class was segregated from the one- to four-family originated class in the current quarter due to the size of the portfolio along with the loan product composition, geographic locations and inherent credit risks within the portfolio. The prior period information presented within this note has been conformed to the new loan class presentation.

The Bank's primary credit quality indicators for the one- to four-family and consumer - home equity loan portfolios are delinquency status, asset classifications, LTV ratios, and borrower credit scores. The Bank's primary credit quality indicators for the commercial real estate and consumer - other loan portfolios are delinquency status and asset classifications.

The following tables present the recorded investment, by class, in loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total recorded investment at the dates presented. The recorded investment in loans is defined as the unpaid principal balance of a loan, less charge-offs and inclusive of unearned loan fees and deferred costs. At December 31, 2016 and September 30, 2016, all loans 90 or more days delinquent were on nonaccrual status.

	December 31, 2016
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family - originated	$11,199	$6,625	$17,824	$4,032,155	$4,049,979
One- to four-family - correspondent	7,928	555	8,483	2,312,776	2,321,259
One- to four-family - bulk purchased	4,895	8,053	12,948	389,661	402,609
Commercial real estate	—	—	—	179,493	179,493
Consumer - home equity	665	456	1,121	121,257	122,378
Consumer - other	17	18	35	4,178	4,213
	$24,704	$15,707	$40,411	$7,039,520	$7,079,931

	September 30, 2016
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family - originated	$13,545	$8,153	$21,698	$4,007,012	$4,028,710
One- to four-family - correspondent	3,389	992	4,381	2,233,941	2,238,322
One- to four-family - bulk purchased	5,082	7,380	12,462	406,379	418,841
Commercial real estate	—	—	—	153,082	153,082
Consumer - home equity	635	520	1,155	122,190	123,345
Consumer - other	62	9	71	4,193	4,264
	$22,713	$17,054	$39,767	$6,926,797	$6,966,564

The recorded investment of mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of December 31, 2016 and September 30, 2016 was $7.2 million and $5.7 million, respectively, which is included in loans 90 or more days delinquent or in foreclosure in the table above.   The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure was $2.1 million at December 31, 2016 and $2.5 million at September 30, 2016.

The following table presents the recorded investment, by class, in loans classified as nonaccrual at the dates presented.

	December 31, 2016	September 30, 2016
	(Dollars in thousands)
One- to four-family - originated	$17,985	$17,086
One- to four-family - correspondent	1,794	3,788
One- to four-family - bulk purchased	8,200	7,411
Commercial real estate	—	—
Consumer - home equity	827	848
Consumer - other	18	10
	$28,824	$29,143

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

	December 31, 2016		September 30, 2016
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family - originated	$8,764	$28,564	$10,242	$27,818
One- to four-family - correspondent	6,838	4,850	2,496	5,168
One- to four-family - bulk purchased	880	11,616	1,156	11,480
Commercial real estate	—	—	—	—
Consumer - home equity	58	1,469	54	1,431
Consumer - other	—	30	8	16
	$16,540	$46,529	$13,956	$45,913

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

	December 31, 2016		September 30, 2016
	Credit Score	LTV	Credit Score	LTV
One- to four-family - originated	766	63%	766	63%
One- to four-family - correspondent	764	68	764	68
One- to four-family - bulk purchased	753	64	753	64
Consumer - home equity	755	20	755	20
	764	64	764	64

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

For the Three Months Ended
December 31, 2016
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
(Dollars in thousands)
One- to four-family - originated	38	$3,928	$4,185
One- to four-family - correspondent	—	—	—
One- to four-family - purchased	—	—	—
Commercial real estate	—	—	—
Consumer - home equity	8	206	212
Consumer - other	—	—	—
	46	$4,134	$4,397

	For the Three Months Ended
	December 31, 2015
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family - originated	30	$3,106	$3,165
One- to four-family - correspondent	—	—	—
One- to four-family - bulk purchased	1	123	122
Commercial real estate	—	—	—
Consumer - home equity	4	61	61
Consumer - other	—	—	—
	35	$3,290	$3,348

The following table provides information on TDRs that became delinquent during the periods presented within 12 months after being restructured.

For the Three Months Ended
	December 31, 2016		December 31, 2015
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
(Dollars in thousands)
One- to four-family - originated	11	$978	11	$800
One- to four-family - correspondent	—	—	—	—
One- to four-family - bulk purchased	—	—	—	—
Commercial real estate	—	—	—	—
Consumer - home equity	4	115	2	78
Consumer - other	—	—	—	—
	15	$1,093	13	$878

Impaired loans - The following information pertains to impaired loans, by class, as of the dates presented. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.

	December 31, 2016			September 30, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	ACL	Investment	Balance	ACL
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$24,077	$24,759	$—	$22,982	$23,640	$—
One- to four-family - correspondent	4,244	4,233	—	2,963	2,950	—
One- to four-family - bulk purchased	11,175	12,870	—	10,985	12,684	—
Commercial real estate	—	—	—	—	—	—
Consumer - home equity	1,070	1,269	—	1,014	1,230	—
Consumer - other	16	39	—	10	42	—
	40,582	43,170	—	37,954	40,546	—
With an allowance recorded
One- to four-family - originated	11,723	11,760	89	13,430	13,476	125
One- to four-family - correspondent	1,056	1,059	2	2,662	2,664	4
One- to four-family - bulk purchased	1,320	1,313	15	1,650	1,627	49
Commercial real estate	—	—	—	—	—	—
Consumer - home equity	499	499	31	548	548	38
Consumer - other	14	14	1	6	6	1
	14,612	14,645	138	18,296	18,321	217
Total
One- to four-family - originated	35,800	36,519	89	36,412	37,116	125
One- to four-family - correspondent	5,300	5,292	2	5,625	5,614	4
One- to four-family - bulk purchased	12,495	14,183	15	12,635	14,311	49
Commercial real estate	—	—	—	—	—	—
Consumer - home equity	1,569	1,768	31	1,562	1,778	38
Consumer - other	30	53	1	16	48	1
	$55,194	$57,815	$138	$56,250	$58,867	$217

The following information pertains to impaired loans, by class, for the periods presented.

	For the Three Months Ended
	December 31, 2016		December 31, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$22,687	$205	$10,843	$110
One- to four-family - correspondent	3,138	24	129	3
One- to four-family - bulk purchased	10,898	46	11,090	51
Commercial real estate	—	—	—	—
Consumer - home equity	991	30	574	8
Consumer - other	11	—	9	—
	37,725	305	22,645	172
With an allowance recorded
One- to four-family - originated	13,289	125	26,779	252
One- to four-family - correspondent	2,254	20	1,335	13
One- to four-family - bulk purchased	1,428	6	3,246	7
Commercial real estate	—	—	—	—
Consumer - home equity	587	15	954	11
Consumer - other	13	—	13	—
	17,571	166	32,327	283
Total
One- to four-family - originated	35,976	330	37,622	362
One- to four-family - correspondent	5,392	44	1,464	16
One- to four-family - bulk purchased	12,326	52	14,336	58
Commercial real estate	—	—	—	—
Consumer - home equity	1,578	45	1,528	19
Consumer - other	24	—	22	—
	$55,296	$471	$54,972	$455

Allowance for Credit Losses - The following is a summary of ACL activity, by loan portfolio segment, for the periods presented, and the ending balance of ACL based on the Company's impairment methodology.

	For the Three Months Ended December 31, 2016
	One- to Four-Family
		Correspondent	Bulk		Commercial
	Originated	Purchased	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning balance	$3,928	$2,102	$1,065	$7,095	$1,208	$237	$8,540
Charge-offs	(24)	—	—	(24)	—	(8)	(32)
Recoveries	—	—	—	—	—	13	13
Provision for credit losses	(161)	(38)	(53)	(252)	287	(35)	—
Ending balance	$3,743	$2,064	$1,012	$6,819	$1,495	$207	$8,521

	For the Three Months Ended December 31, 2015
	One- to Four-Family
		Correspondent	Bulk		Commercial
	Originated	Purchased	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning balance	$4,865	$2,115	$1,434	$8,414	$742	$287	$9,443
Charge-offs	(57)	—	(175)	(232)	—	(18)	(250)
Recoveries	3	—	—	3	—	5	8
Provision for credit losses	1	(95)	31	(63)	59	4	—
Ending balance	$4,812	$2,020	$1,290	$8,122	$801	$278	$9,201

The following is a summary of the loan portfolio and related ACL balances, at the dates presented, by loan portfolio segment disaggregated by the Company's impairment method. There was no ACL for loans individually evaluated for impairment at either date as all losses were charged-off.

	December 31, 2016
	One- to Four-Family
		Correspondent	Bulk		Commercial
	Originated	Purchased	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$4,024,073	$2,311,667	$391,175	$6,726,915	$179,493	$125,358	$7,031,766

Recorded investment in loans
individually evaluated for impairment	25,906	9,592	11,434	46,932	—	1,233	48,165
	$4,049,979	$2,321,259	$402,609	$6,773,847	$179,493	$126,591	$7,079,931

ACL for loans collectively
evaluated for impairment	$3,743	$2,064	$1,012	$6,819	$1,495	$207	$8,521

	September 30, 2016
	One- to Four-Family
		Correspondent	Bulk		Commercial
	Originated	Purchased	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$4,003,750	$2,233,347	$407,833	$6,644,930	$153,082	$126,504	$6,924,516

Recorded investment in loans
individually evaluated for impairment	24,960	4,975	11,008	40,943	—	1,105	42,048
	$4,028,710	$2,238,322	$418,841	$6,685,873	$153,082	$127,609	$6,966,564

ACL for loans collectively
evaluated for impairment	$3,928	$2,102	$1,065	$7,095	$1,208	$237	$8,540

5. LOW INCOME HOUSING PARTNERSHIPS
The Bank's investment in low income housing partnerships, which is included in other assets in the consolidated balance sheets, was $56.9 million and $58.0 million at December 31, 2016 and September 30, 2016, respectively.  The Bank's obligations related to unfunded commitments, which are included in accounts payable and accrued expenses in the consolidated balance sheets, were $26.3 million and $27.2 million at December 31, 2016 and September 30, 2016, respectively. The majority of the commitments are projected to be funded through the end of calendar year 2019.

For the three months ended December 31, 2016, the net income tax benefit associated with these investments, which consists of proportional amortization expense and affordable housing tax credits and other related tax benefits, was reported in income tax expense in the consolidated statements of income. The amount of proportional amortization expense during the three months ended December 31, 2016 was $1.1 million and the amount of affordable housing tax credits and other related tax benefits was $1.7 million, resulting in a net income tax benefit of $577 thousand. For the three months ended December 31, 2015, low income housing partnership expenses were reported in low income housing partnerships in the consolidated statements of income, other tax benefits were $292 thousand, and affordable housing tax credits were $1.2 million. There were no impairment losses during the three months ended December 31, 2016 and 2015 resulting from the forfeiture or ineligibility of tax credits or other circumstances.

6. REPURCHASE AGREEMENTS
At both December 31, 2016 and September 30, 2016, the Company had repurchase agreements outstanding in the amount of $200.0 million with a weighted average contractual rate of 2.94%. All of the Company's repurchase agreements at December 31, 2016 and September 30, 2016 were fixed-rate. See Note 3 for information regarding the amount of securities pledged as collateral in conjunction with repurchase agreements. Securities are delivered to the party with whom each transaction is executed and the party agrees to resell the same securities to the Bank at the maturity of the agreement. The Bank retains the right to substitute similar or like securities throughout the terms of the agreements. The repurchase agreements and collateral are subject to valuation at current market levels and the Bank may ask for the return of excess collateral or be required to post additional collateral due to changes in the market values of these items. The Bank may also be required to post additional collateral as a result of principal payments received on the securities pledged.

The following table presents the scheduled maturity of repurchase agreements by fiscal year as of December 31, 2016:

Amount
(Dollars in thousands)
2017	$—
2018	100,000
2019	—
2020	100,000
2021	—
Thereafter	—
$200,000

7. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair Value Measurements - The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures in accordance with Accounting Standards Codification ("ASC") 820 and ASC 825. The Company did not have any liabilities that were measured at fair value at December 31, 2016 or September 30, 2016. The Company's AFS securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as OREO and loans individually evaluated for impairment. These non-recurring fair value adjustments involve the application of lower of cost or fair value accounting or write-downs of individual assets.

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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. The majority of the securities within the AFS portfolio were issued by GSEs. The Company primarily uses prices obtained from third party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third party pricing service when determining the fair value of its securities during the three month months ended December 31, 2016 or during fiscal year 2016. The Company's major security types, based on the nature and risks of the securities, are:

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

	December 31, 2016
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
AFS Securities:
GSE debentures	$320,604	$—	$320,604	$—
MBS	177,314	—	177,314	—
Municipal bonds	—	—	—	—
Trust preferred securities	1,874	—	—	1,874
	$499,792	$—	$497,918	$1,874

	September 30, 2016
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
AFS Securities:
GSE debentures	$347,038	$—	$347,038	$—
MBS	178,507	—	178,507	—
Municipal bonds	—	—	—	—
Trust preferred securities	1,756	—	—	1,756
	$527,301	$—	$525,545	$1,756

The Company's Level 3 AFS securities had no activity during the three months ended December 31, 2016, except for principal repayments of $19 thousand and decreases in net unrealized losses included in other comprehensive income of $80 thousand. The Company's Level 3 AFS securities had no activity during the three months ended December 31, 2015, except for principal repayments of $5 thousand, and increases in net unrealized losses included in other comprehensive income of $39 thousand.

The following is a description of valuation methodologies used for significant assets measured at fair value on a non-recurring basis.

Loans Receivable - The balance of loans individually evaluated for impairment at December 31, 2016 and September 30, 2016 was $48.1 million and $42.0 million, respectively. Substantially all of these loans were secured by residential real estate and were individually evaluated to determine if the carrying value of the loan was in excess of the fair value of the collateral, less estimated selling costs of 10%. When no impairment is indicated, the carrying amount is considered to approximate fair value. Fair values were estimated through current appraisals or current Federal Housing Finance Agency ("FHFA") housing price indices, which is a broad based measure of the movement of single-family house prices and is a weighted, repeat-sales index. Management does not adjust or apply a discount to the appraised value or FHFA housing price indices, except for the estimated sales costs noted above. The primary significant unobservable input for loans individually evaluated for impairment using appraisals to determine the estimated fair value was the appraisal. Fair values of loans individually evaluated for impairment cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan, and, as such are classified as Level 3. Based on this evaluation, the Bank charged-off all loss amounts as of December 31, 2016 and September 30, 2016; therefore, there was no ACL related to these loans.

OREO - OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower of cost or fair value. Fair value is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value or listing price, except for the estimated sales costs noted above. The primary significant unobservable input for OREO was the appraisal or listing price. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property and, as such, are classified as Level 3. The fair value of OREO at December 31, 2016 and September 30, 2016 was $3.4 million and $3.7 million, respectively.

The following tables provide the level of valuation assumptions used to determine the carrying value of the Company's assets measured at fair value on a non-recurring basis at the dates presented.

	December 31, 2016
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Loans individually evaluated for impairment	$48,065	$—	$—	$48,065
OREO	3,362	—	—	3,362
	$51,427	$—	$—	$51,427

	September 30, 2016
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Loans individually evaluated for impairment	$41,995	$—	$—	$41,995
OREO	3,734	—	—	3,734
	$45,729	$—	$—	$45,729

Fair Value Disclosures - The Company determined estimated fair value amounts using available market information and a variety of valuation methodologies as of the dates presented. Considerable judgment is required to interpret market data to develop the estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company would realize from a current market exchange at subsequent dates.

The carrying amounts and estimated fair values of the Company's financial instruments, at the dates presented, were as follows:

	December 31, 2016		September 30, 2016
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$150,560	$150,560	$281,764	$281,764
AFS securities	499,792	499,792	527,301	527,301
HTM securities	1,022,215	1,027,292	1,100,874	1,122,867
Loans receivable	7,071,410	7,188,403	6,958,024	7,292,971
FHLB stock	105,364	105,364	109,970	109,970
Liabilities:
Deposits	5,192,674	5,207,640	5,164,018	5,204,251
FHLB borrowings	2,272,754	2,293,591	2,372,389	2,434,151
Repurchase agreements	200,000	203,861	200,000	207,303

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

Deposits - The estimated fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date. The estimated fair value of these deposits at December 31, 2016 and September 30, 2016 was $2.41 billion and $2.34 billion, respectively. (Level 1) The fair value of certificates of deposit is estimated by discounting future cash flows using current London Interbank Offered Rates ("LIBOR"). The estimated fair value of certificates of deposit at December 31, 2016 and September 30, 2016 was $2.80 billion and $2.87 billion, respectively. (Level 2)

FHLB borrowings and Repurchase Agreements - The fair value of fixed-maturity borrowed funds is estimated by discounting estimated future cash flows using current offer rates. (Level 2)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company and the Bank may from time to time make written or oral "forward-looking statements," including statements contained in documents filed or furnished by the Company with the SEC. These forward-looking statements may be included in this Quarterly Report on Form 10-Q and the exhibits attached to it, in the Company's reports to stockholders, in the Company's press releases, and in other communications by the Company, which are made in good faith by us pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

•
changes in real estate values, unemployment levels, and the level and direction of loan delinquencies and charge-offs may require changes in the estimates of the adequacy of the ACL, which may adversely affect our business;

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

As used in this Form 10-Q, unless we specify otherwise, "the Company," "we," "us," and "our" refer to Capitol Federal Financial, Inc. a Maryland corporation. "Capitol Federal Savings," and "the Bank," refer to Capitol Federal Savings Bank, a federal savings bank and the wholly-owned subsidiary of Capitol Federal Financial, Inc.

The following discussion and analysis is intended to assist in understanding the financial condition, results of operations, liquidity, and capital resources of the Company. The Bank comprises almost all of the consolidated assets and liabilities of the Company and the Company is dependent primarily upon the performance of the Bank for the results of its operations. Because of this relationship, references to management actions, strategies and results of actions apply to both the Bank and the Company. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed with the SEC.

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

The Company's results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, MBS, investment securities, and cash, and the interest paid on deposits and borrowings. On a weekly basis, management reviews deposit flows, loan demand, cash levels, and changes in several market rates to assess all pricing strategies. The Bank's pricing strategy for first mortgage loan products includes setting interest rates based on secondary market prices and competitor pricing for our local lending markets, and secondary market prices and national competitor pricing for our correspondent lending markets. Generally, deposit pricing is based upon a survey of competitors in the Bank's market areas, and the need to attract funding and retain maturing deposits. The majority of our loans are fixed-rate products with maturities up to 30 years, while the majority of our retail deposits have stated maturities or repricing dates of less than two years.

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

Local economic conditions have a significant impact on the ability of borrowers to repay loans and the value of the collateral securing these loans. The industries in the Bank's local market areas, where the property securing approximately 70% of the Bank's one- to four-family loans is located, are diversified, especially in the Kansas City metropolitan statistical area, which comprises the largest segment of our loan portfolio and deposit base. As of December 2016, the unemployment rate was 4.2% for Kansas and 4.4% for Missouri, compared to the national average of 4.7%, based on information from the Bureau of Labor Statistics. The Kansas City market area has an average household income of approximately $74 thousand per annum, based on 2016 estimates from Nielsen. The average household income in our combined market areas is approximately $70 thousand per annum, with 90% of the population at or above the poverty level, also based on the 2016 estimates from Nielsen. The FHFA price index for Kansas and Missouri has not experienced any significant fluctuations over the past several years, which indicates relative stability in property values in our local market areas.

For the quarter ended December 31, 2016, the Company recognized net income of $20.6 million, or $0.15 per share, compared to net income of $20.7 million, or $0.16 per share, for the quarter ended December 31, 2015. The Bank continued to utilize a leverage strategy to increase earnings during the current quarter. The leverage strategy during the current quarter involved borrowing up to $2.10 billion either on the Bank's FHLB line of credit or by entering into short-term FHLB advances, depending on the rates offered by FHLB. The borrowings were repaid prior to quarter end for regulatory purposes. The proceeds from the borrowings, net of the required FHLB stock holdings, were deposited at the Federal Reserve Bank of Kansas City. Net income attributable to the leverage strategy was $642 thousand during the current quarter, compared to $583 thousand for the prior year quarter.

The net interest margin decreased two basis points, from 1.75% for the prior year quarter to 1.73% for the current year quarter. Excluding the effects of the leverage strategy, the net interest margin would have decreased four basis points, from 2.11% for the prior year quarter to 2.07% for the current year quarter. The decrease in the net interest margin was due mainly to an increase in interest expense on deposits and a decrease in the yield on the MBS portfolio, partially offset by a decrease in interest expense on borrowings not related to the leverage strategy. The positive impact on the net interest margin resulting from the shift in the mix of interest-earning assets from relatively lower yielding securities to higher yielding loans was offset by a decrease in the loan portfolio yield.

Total assets were $9.14 billion at December 31, 2016 compared to $9.27 billion at September 30, 2016. The $127.7 million decrease was due primarily to a $131.2 million decrease in cash and cash equivalents and a $106.2 million decrease in the securities portfolio. These cash flows were used to fund loan growth and pay off a maturing $100.0 million FHLB advance during the current quarter.

The loans receivable portfolio, net, increased $113.4 million, to $7.07 billion at December 31, 2016, from $6.96 billion at September 30, 2016. During the current quarter, the Bank originated and refinanced $223.1 million of loans with a weighted average rate of 3.32% and purchased $180.6 million of one- to four-family loans from correspondent lenders with a weighted average rate of 3.33%. The Bank also entered into participations of $32.3 million of commercial real estate loans with a weighted average rate of 3.96%, of which $24.5 million had not yet been funded as of December 31, 2016.

Total liabilities were $7.77 billion at December 31, 2016 compared to $7.87 billion at September 30, 2016. The $102.9 million decrease was due primarily to a $99.6 million decrease in FHLB borrowings as a result of the maturity of a $100.0 million FHLB advance during the current quarter which was not replaced.

Stockholders' equity was $1.37 billion at December 31, 2016 compared to $1.39 billion at September 30, 2016. The $24.8 million decrease was due primarily to the payment of $50.2 million in cash dividends, partially offset by net income of $20.6 million.

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

Critical Accounting Policies
Our most critical accounting policies are the methodologies used to determine the ACL and fair value measurements. These policies are important to the presentation of our financial condition and results of operations, involve a high degree of complexity, and require management to make difficult and subjective judgments that may require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could cause reported results to differ materially. These critical accounting policies and their application are reviewed at least annually by our audit committee. For a full discussion of our critical accounting policies, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Financial Condition
The following table presents selected balance sheet information as of the dates indicated.

	December 31,	September 30,	June 30,	March 31,	December 31,
	2016	2016	2016	2016	2015
	(Dollars in thousands)
Total assets	$9,139,510	$9,267,247	$9,241,775	$9,316,684	$9,133,422
Cash and cash equivalents	150,560	281,764	152,831	203,811	232,354
AFS securities	499,792	527,301	666,313	677,416	636,970
HTM securities	1,022,215	1,100,874	1,188,913	1,270,849	1,199,978
Loans receivable, net	7,071,410	6,958,024	6,839,123	6,769,194	6,665,128
FHLB stock, at cost	105,364	109,970	114,425	114,381	119,027
Deposits	5,192,674	5,164,018	5,085,129	5,119,829	4,972,480
FHLB borrowings	2,272,754	2,372,389	2,472,026	2,471,656	2,471,272
Repurchase agreements	200,000	200,000	200,000	200,000	200,000
Stockholders' equity	1,368,175	1,392,964	1,380,815	1,403,408	1,390,833
Equity to total assets at end of period	15.0%	15.0%	14.9%	15.1%	15.2%

Assets. Total assets were $9.14 billion at December 31, 2016 compared to $9.27 billion at September 30, 2016. The $127.7 million decrease was due primarily to a $131.2 million decrease in cash and cash equivalents and a $106.2 million decrease in the securities portfolio. These cash flows were used to fund loan growth and pay off a maturing $100.0 million FHLB advance during the current quarter.

Loans Receivable. Loans receivable, net, increased $113.4 million to $7.07 billion at December 31, 2016 from $6.96 billion at September 30, 2016. The annualized loan portfolio growth during the current quarter was 6.5%. The growth in the loan portfolio during the current quarter was primarily in the correspondent one- to four-family purchased loan portfolio, which increased $82.3 million.

The following table presents the balance and weighted average rate of our loan portfolio as of the dates indicated. Within the one- to four-family loan portfolio at December 31, 2016, 59% of the loans had a balance at origination of less than $417 thousand.

	December 31, 2016		September 30, 2016
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Real estate loans:
One- to four-family:
Originated	$4,027,991	3.70%	$4,005,615	3.74%
Correspondent purchased	2,288,368	3.48	2,206,072	3.50
Bulk purchased	400,506	2.24	416,653	2.23
Construction	37,524	3.44	39,430	3.45
Total	6,754,389	3.54	6,667,770	3.56
Commercial:
Permanent	104,323	4.15	110,768	4.16
Construction	76,254	4.10	43,375	4.13
Total	180,577	4.13	154,143	4.15
Total real estate loans	6,934,966	3.55	6,821,913	3.58

Consumer loans:
Home equity	122,378	4.99	123,345	5.01
Other	4,213	4.19	4,264	4.21
Total consumer loans	126,591	4.96	127,609	4.99
Total loans receivable	7,061,557	3.58	6,949,522	3.60

Less:
ACL	8,521		8,540
Discounts/unearned loan fees	25,028		24,933
Premiums/deferred costs	(43,402)		(41,975)
Total loans receivable, net	$7,071,410		$6,958,024

Loan Activity - The following table summarizes activity in the loan portfolio, along with weighted average rates where applicable, for the periods indicated, excluding changes in ACL, discounts/unearned loan fees, and premiums/deferred costs. Loans that were paid-off as a result of refinances are included in repayments. Loan endorsements are not included in the activity in the following table because a new loan is not generated at the time of the endorsement. The endorsed balance and rate are included in the ending loan portfolio balance and rate. During the three months ended December 31, 2016 and 2015, the Bank endorsed $33.8 million and $23.6 million of one- to four-family loans, respectively, reducing the average rate on those loans by 89 and 90 basis points, respectively.

	For the Three Months Ended
	December 31, 2016		September 30, 2016		June 30, 2016		March 31, 2016
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$6,949,522	3.60%	$6,832,770	3.63%	$6,763,980	3.64%	$6,661,648	3.65%
Originated and refinanced:
Fixed	176,554	3.26	176,534	3.31	155,179	3.52	117,205	3.65
Adjustable	46,566	3.54	48,608	3.53	44,319	3.61	35,495	3.77
Purchased and participations:
Fixed	187,674	3.52	190,830	3.50	178,762	3.71	249,017	3.68
Adjustable	25,262	2.73	65,748	3.79	24,715	2.90	27,355	2.93
Change in undisbursed loan funds	3,696		(26,760)		(23,431)		(90,800)
Repayments	(326,839)		(337,779)		(310,041)		(235,202)
Principal (charge-offs) recoveries, net	(19)		(22)		119		(8)
Other	(859)		(407)		(832)		(730)
Ending balance	$7,061,557	3.58	$6,949,522	3.60	$6,832,770	3.63	$6,763,980	3.64

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

	For the Three Months Ended
	December 31, 2016			December 31, 2015
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family:
<= 15 years	$84,347	2.78%	19.3%	$60,427	3.01%	18.7%
> 15 years	246,730	3.52	56.6	166,383	3.79	51.5
Commercial real estate	32,291	3.96	7.4	31,164	4.25	9.6
Home equity	733	6.09	0.2	893	5.65	0.3
Other	127	9.90	—	224	8.41	0.1
Total fixed-rate	364,228	3.39	83.5	259,091	3.68	80.2

Adjustable-rate:
One- to four-family:
<= 36 months	1,427	2.42	0.3	904	2.66	0.3
> 36 months	52,031	2.76	12.0	41,097	3.02	12.7
Commercial real estate	—	—	—	3,376	4.25	1.0
Home equity	17,933	4.77	4.1	18,059	4.52	5.6
Other	437	3.30	0.1	542	3.44	0.2
Total adjustable-rate	71,828	3.25	16.5	63,978	3.51	19.8

Total originated, refinanced and purchased	$436,056	3.37	100.0%	$323,069	3.64	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$155,383	3.43		$96,111	3.66
Participations - commercial real estate	32,291	3.96		5,533	4.25
Total fixed-rate purchased/participations	187,674	3.52		101,644	3.69

Adjustable-rate:
Correspondent - one- to four-family	25,262	2.73		22,485	3.01
Participations - commercial real estate	—	—		3,376	4.25
Total adjustable-rate purchased/participations	25,262	2.73		25,861	3.17
Total purchased/participation loans	$212,936	3.43		$127,505	3.59

One- to Four-Family Loans - The following table presents, for our portfolio of one- to four-family loans, the amount, percent of total, weighted average credit score, weighted average LTV ratio, and the average balance per loan as of the dates presented. Credit scores are updated at least semiannually, with the latest update in September 2016, from a nationally recognized consumer rating agency. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

	December 31, 2016					September 30, 2016
		% of	Credit		Average		% of	Credit		Average
	Amount	Total	Score	LTV	Balance	Amount	Total	Score	LTV	Balance
	(Dollars in thousands)
Originated	$4,027,991	60.0%	766	63%	$133	$4,005,615	60.4%	766	63%	$132
Correspondent purchased	2,288,368	34.0	764	68	366	2,206,072	33.3	764	68	360
Bulk purchased	400,506	6.0	753	64	307	416,653	6.3	753	64	308
	$6,716,865	100.0%	765	65	178	$6,628,340	100.0%	765	65	175

The following table presents originated, refinanced, and correspondent purchased activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average LTVs and weighted average credit scores for the periods indicated. Of the loans originated and refinanced during the current quarter, 68% had loan values of $417 thousand or less. Of the correspondent loans purchased during the current quarter, 10% had loan values of $417 thousand or less.

	For the Three Months Ended
	December 31, 2016			December 31, 2015
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$144,737	76%	771	$113,655	76%	766
Refinanced by Bank customers	59,153	66	768	36,560	68	769
Correspondent purchased	180,645	72	767	118,596	74	763
	$384,535	73	769	$268,811	74	765

The following table presents the amount, percent of total, and weighted average rate, by state, of one- to four-family loan originations and correspondent purchases where originations and purchases in the state exceeded five percent of the total amount originated and purchased during the quarter ended December 31, 2016.

State	Amount	% of Total	Rate
	(Dollars in thousands)
Kansas	$179,453	46.6%	3.17%
Texas	78,100	20.3	3.31
Missouri	60,206	15.7	3.29
Other states	66,776	17.4	3.35
	$384,535	100.0%	3.25

One- to Four-Family Loan Commitments - The following table summarizes our one- to four-family loan origination and refinance commitments and one- to four-family correspondent loan purchase commitments as of December 31, 2016, along with associated weighted average rates. Loan commitments generally have fixed expiration dates or other termination clauses and may require the payment of a rate lock fee. A percentage of the loan commitments are expected to expire unfunded, so the amounts reflected in the table below are not necessarily indicative of future cash requirements.

	Fixed-Rate
	15 years	More than	Adjustable-	Total
	or less	15 years	Rate	Amount	Rate
	(Dollars in thousands)
Originate/refinance	$20,406	$56,251	$16,591	$93,248	3.37%
Correspondent	16,967	98,218	20,959	136,144	3.63
	$37,373	$154,469	$37,550	$229,392	3.52

Rate	2.99%	3.78%	3.01%

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

During the current quarter, the Bank entered into commercial real estate loan participations of $32.3 million. The Bank intends to continue to grow its commercial real estate loan portfolio through participations with correspondent lenders and other lead banks with which the Bank has commercial real estate lending relationships.

The following table presents the Bank's commercial real estate loans and loan commitments by industry classification, as defined by the North American Industry Classification System, as of December 31, 2016. Based on the terms of the construction loans as of December 31, 2016, of the $184.7 million of undisbursed amounts in the table, approximately $140 million is projected to be disbursed by September 30, 2017. It is possible that not all of the funds will be disbursed due to the nature of the funding of construction projects.

	Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Principal	Amount	Amount	Commitments	Total	Total
	(Dollars in thousands)
Accommodation and food services	$76,062	$66,228	$142,290	$—	$142,290	38.8%
Health care and social assistance	21,841	53,431	75,272	—	75,272	20.6
Real estate rental and leasing	17,042	42,269	59,311	1,250	60,561	16.5
Arts, entertainment, and recreation	19,700	14,775	34,475	—	34,475	9.4
Retail trade	22,411	5,367	27,778	—	27,778	7.6
Multi-family	10,736	—	10,736	—	10,736	2.9
Other	12,785	2,590	15,375	—	15,375	4.2
	$180,577	$184,660	$365,237	$1,250	$366,487	100.0%

The following table summarizes the Bank's commercial real estate loans by state as of December 31, 2016.

	Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Principal	Amount	Amount	Commitments	Total	Total
	(Dollars in thousands)
Texas	$38,804	$106,108	$144,912	$—	$144,912	39.5%
Missouri	49,263	59,390	108,653	—	108,653	29.6
Kansas	64,167	14,775	78,942	1,250	80,192	21.9
Colorado	14,726	298	15,024	—	15,024	4.1
Arkansas	8,215	—	8,215	—	8,215	2.3
California	3,910	2,589	6,499	—	6,499	1.8
Montana	1,492	1,500	2,992	—	2,992	0.8
	$180,577	$184,660	$365,237	$1,250	$366,487	100.0%

The following table presents the Bank's commercial real estate loan portfolio and outstanding loan commitments, categorized by gross loan amount (unpaid principal plus undisbursed amounts) or outstanding loan commitment amount, as of December 31, 2016.

	Count	Amount
	(Dollars in thousands)
Greater than $30 million	4	$157,711
>$15 to $30 million	3	72,759
>$10 to $15 million	3	38,175
>$5 to $10 million	3	23,536
$1 to $5 million	24	70,064
Less than $1 million	14	4,242
	51	$366,487

Asset Quality. The Bank's traditional underwriting guidelines have provided the Bank with generally low delinquencies and low levels of non-performing assets compared to national levels. Of particular importance is the complete and full documentation required for each loan the Bank originates, participates in or purchases. Generally, one- to four-family owner occupied loans are underwritten according to the "ability to repay" and "qualified mortgage" standards, as issued by the CFPB, with total debt-to-income ratios not exceeding 43% of the borrower's verified income. This allows the Bank to make an informed credit decision based upon a thorough assessment of the borrower's ability to repay the loan. See additional discussion regarding underwriting standards in "Part I, Item 1. Business - Lending Practices and Underwriting Standards" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Delinquent and non-performing loans and OREO - The following table presents the Company's 30 to 89 day delinquent loans at the dates indicated. Of the loans 30 to 89 days delinquent at December 31, 2016 and September 30, 2016, approximately 75% were 59 days or less delinquent. Of the correspondent purchased loans 30 to 89 days delinquent at December 31, 2016, approximately 97% were 59 days or less delinquent.

	Loans Delinquent for 30 to 89 Days at:
	December 31,		September 30,		June 30,		March 31,		December 31,
	2016		2016		2016		2016		2015
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	130	$11,232	143	$13,593	141	$12,962	139	$14,336	159	$14,277
Correspondent purchased	17	7,809	9	3,329	10	2,561	8	2,307	10	3,033
Bulk purchased	26	4,844	21	5,008	27	4,703	26	6,005	35	7,805
Consumer:
Home equity	38	665	36	635	33	548	33	631	36	730
Other	7	17	5	62	11	55	5	28	13	88
	218	$24,567	214	$22,627	222	$20,829	211	$23,307	253	$25,933

Loans 30 to 89 days delinquent
to total loans receivable, net		0.35%		0.33%		0.30%		0.34%		0.39%

The table below presents the Company's non-performing loans and OREO at the dates indicated. Non-performing loans are loans that are 90 or more days delinquent or in foreclosure and other loans required to be reported as nonaccrual pursuant to regulatory reporting requirements, even if the loans are current. At all dates presented, there were no loans 90 or more days delinquent that were still accruing interest. Non-performing assets include non-performing loans and OREO. OREO primarily includes assets acquired in settlement of loans. Over the past 12 months, OREO properties acquired in the settlement of loans were owned by the Bank, on average, for approximately six months before the properties were sold.

	Non-Performing Loans and OREO at:
	December 31,		September 30,		June 30,		March 31,		December 31,
	2016		2,016		2016		2016		2015
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	79	$6,647	73	$8,190	74	$8,539	72	$8,016	75	$9,900
Correspondent purchased	2	553	3	985	2	652	3	864	—	—
Bulk purchased	27	7,982	28	7,323	32	8,017	33	7,483	32	7,199
Consumer:
Home equity	29	456	26	520	20	437	26	622	28	574
Other	7	18	5	9	6	17	8	26	9	25
	144	15,656	135	17,027	134	17,662	142	17,011	144	17,698

Loans 90 or more days delinquent or in foreclosure
as a percentage of total loans		0.22%		0.24%		0.24%		0.25%		0.26%

Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	82	$11,393	70	$8,956	70	$6,939	72	$7,667	75	$7,661
Correspondent purchased	6	1,231	9	2,786	8	2,872	4	825	1	24
Bulk purchased	2	147	1	31	—	—	1	80	1	81
Consumer:
Home equity	14	371	12	328	11	263	9	151	14	259
Other	—	—	—	—	1	7	1	8	—	—
	104	13,142	92	12,101	90	10,081	87	8,731	91	8,025
Total non-performing loans	248	28,798	227	29,128	224	27,743	229	25,742	235	25,723

Non-performing loans as a percentage of total loans		0.41%		0.42%		0.41%		0.38%		0.39%

OREO:
One- to four-family:
Originated(2)	10	$888	12	$692	14	$1,142	22	$1,364	25	$1,410
Correspondent purchased	—	—	1	499	1	499	1	499	1	499
Bulk purchased	3	1,196	4	1,265	5	1,413	8	2,694	6	2,247
Consumer:
Home equity	—	—	—	—	—	—	1	9	1	26
Other(3)	1	1,278	1	1,278	1	1,278	1	1,278	1	1,278
	14	3,362	18	3,734	21	4,332	33	5,844	34	5,460
Total non-performing assets	262	$32,160	245	$32,862	245	$32,075	262	$31,586	269	$31,183

Non-performing assets as a percentage of total assets		0.35%		0.35%		0.35%		0.34%		0.34%

(1)
Represents loans required to be reported as nonaccrual pursuant to regulatory reporting requirements even if the loans are current. At December 31, 2016, September 30, 2016, June 30, 2016, March 31, 2016, and December 31, 2015, this amount was comprised of $2.0 million, $2.3 million, $2.8 million, $1.8 million, and $2.2 million, respectively, of loans that were 30 to 89 days delinquent and were reported as such, and $11.1 million, $9.8 million, $7.3 million, $6.9 million, and $5.8 million, respectively, of loans that were current.

(2)	Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

(3)	Represents a single property the Bank purchased for a potential branch site but now intends to sell.

Once a one- to four-family loan is generally 180 days delinquent, a new collateral value is obtained through an appraisal, less estimated selling costs and anticipated private mortgage insurance ("PMI") receipts. Any loss amounts identified as a result of this review are charged-off. At December 31, 2016, $13.0 million, or 86%, of the one- to four-family loans 90 or more days delinquent or in foreclosure had been individually evaluated for loss and any related losses have been charged-off.

The following table presents the states where the properties securing one percent or more of the total amount of our one- to four-family loans are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at December 31, 2016. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. At December 31, 2016, potential losses, after taking into consideration anticipated PMI proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,749,333	55.8%	$8,628	36.1%	$7,192	47.4%	71%
Missouri	1,259,065	18.7	3,538	14.8	843	5.5	52
Texas	580,832	8.6	4,540	19.0	350	2.3	74
California	234,353	3.5	—	—	—	—	n/a
Tennessee	206,583	3.1	434	1.8	—	—	n/a
Alabama	109,691	1.6	—	—	—	—	n/a
Oklahoma	72,554	1.1	—	—	—	—	n/a
Georgia	70,587	1.1	422	1.8	615	4.1	78
Pennsylvania	67,978	1.0	447	1.9	—	—	n/a
North Carolina	66,118	1.0	1,520	6.4	1,234	8.1	38
Other states	299,771	4.5	4,356	18.2	4,948	32.6	72
	$6,716,865	100.0%	$23,885	100.0%	$15,182	100.0%	68

TDRs - The following table presents the Company's TDRs, based on accrual status, at the dates indicated. At December 31, 2016, $12.3 million of TDRs were included in the ACL formula analysis model and $34 thousand of the ACL was related to these loans. The remaining $28.4 million of TDRs at December 31, 2016 were individually evaluated for loss and any losses have been charged-off.

	At
	December 31,	September 30,	June 30,	March 31,	December 31,
	2016	2016	2016	2016	2015
	(Dollars in thousands)
Accruing TDRs	$22,726	$23,177	$21,663	$24,239	$24,956
Nonaccrual TDRs(1)	17,983	18,725	16,497	14,986	13,983
Total TDRs	$40,709	$41,902	$38,160	$39,225	$38,939

(1)	Nonaccrual TDRs are included in the non-performing loan table above.

Allowance for credit losses and Provision for credit losses - Management maintains an ACL to absorb inherent losses in the loan portfolio based on ongoing quarterly assessments of the loan portfolio. The ACL is maintained through provisions for credit losses which are either charged to or credited to income. Our ACL methodology considers a number of factors including the trend and composition of delinquent loans, trends in foreclosed property and short sale transactions and charge-off activity, the current status and trends of local and national employment levels, trends and current conditions in the real estate and housing markets, loan portfolio growth and concentrations, industry and peer charge-off information, and certain ACL ratios. For our commercial real estate portfolio, we also consider qualitative factors such as geographic locations, property types, tenant brand name, borrowing relationships, and lending relationships in the case of participation loans, among other factors. See "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" and "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2016 for a full discussion of our ACL methodology.

Net loan charge-offs were $19 thousand during the current quarter compared to $22 thousand for the September 30, 2016 quarter and $242 thousand for the December 31, 2015 quarter. At December 31, 2016, September 30, 2016, and December 31, 2015 loans 30 to 89 days delinquent were 0.35%, 0.33%, and 0.39%, respectively, of total loans. At December 31, 2016, September 30, 2016, and December 31, 2015 loans 90 or more days delinquent or in foreclosure were 0.22%, 0.24%, and 0.26%, respectively, of total loans. Based on management's assessment of the ACL formula analysis model and several other factors, management determined that no provision for credit losses was necessary in the current quarter.

The distribution of our ACL at the dates indicated is summarized below. Included in bulk purchased loans are $231.9 million of loans, or 58% of the total bulk purchased loan portfolio, at December 31, 2016, for which the seller of the loans has guaranteed to repurchase or replace any delinquent loans. The Bank has not experienced any losses on loans acquired from this seller as all delinquent loans have been repurchased by this seller since the loan package was purchased in fiscal year 2012. For the $168.6 million of bulk purchased loans at December 31, 2016 that do not have the above noted guarantee, the Bank has continued to experience a reduction in loan losses due to an improvement in collateral values. A large portion of these loans were originally interest-only loans with interest-only terms up to 10 years. All of the interest-only loans are now fully amortizing loans. Our correspondent purchased loans are purchased on a loan-by-loan basis from a select group of correspondent lenders and are underwritten by the Bank's underwriters based on underwriting standards that are generally the same as for our originated loans.

	At
	December 31, 2016				September 30, 2016
		% of ACL		% of		% of ACL		% of
	Amount	to Total	Total	Loans to	Amount	to Total	Total	Loans to
	of ACL	ACL	Loans	Total Loans	of ACL	ACL	Loans	Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family:
Originated	$3,709	43.5%	$4,027,991	57.0%	$3,892	45.6%	$4,005,615	57.6%
Correspondent purchased	2,064	24.2	2,288,368	32.4	2,102	24.6	2,206,072	31.7
Bulk purchased	1,012	11.9	400,506	5.7	1,065	12.5	416,653	6.0
Construction	34	0.4	37,524	0.5	36	0.4	39,430	0.6
Total	6,819	80.0	6,754,389	95.6	7,095	83.1	6,667,770	95.9
Commercial:
Permanent	733	8.6	104,323	1.5	774	9.1	110,768	1.6
Construction	762	9.0	76,254	1.1	434	5.1	43,375	0.6
Total	1,495	17.6	180,577	2.6	1,208	14.2	154,143	2.2
Total real estate loans	8,314	97.6	6,934,966	98.2	8,303	97.3	6,821,913	98.1
Consumer loans:
Home equity	161	1.9	122,378	1.7	187	2.1	123,345	1.8
Other consumer	46	0.5	4,213	0.1	50	0.6	4,264	0.1
Total consumer loans	207	2.4	126,591	1.8	237	2.7	127,609	1.9
	$8,521	100.0%	$7,061,557	100.0%	$8,540	100.0%	$6,949,522	100.0%

The following table presents ACL activity and related ratios at the dates and for the periods indicated. See "Note 4 - Loans Receivable and Allowance for Credit Losses" for additional information related to ACL activity by specific loan categories. Using the Bank's annualized historical losses over the past five years, the Bank would have approximately six years of net loan loss coverage based on the ACL balance at December 31, 2016.

	For the Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016		March 31, 2016	December 31, 2015
	(Dollars in thousands)
ACL beginning balance	$8,540	$9,312	$9,193		$9,201	$9,443
Charge-offs	(32)	(179)	(126)		(75)	(250)
Recoveries	13	157	245		67	8
Provision for credit losses	—	(750)	—		—	—
ACL ending balance	$8,521	$8,540	$9,312		$9,193	$9,201

ACL to loans receivable, net at end of period	0.12%	0.12%	0.14%		0.14%	0.14%
ACL to non-performing loans at end of period	29.59	29.32	33.57		35.71	35.77
Ratio of net charge-offs (recoveries) during the
period to average loans outstanding	—	—	—		—	—
Ratio of net charge-offs (recoveries) during the
period to average non-performing assets	0.06	0.07	(0.38)		0.03	0.79
ACL to net charge-offs (annualized)	111.5x	95.6x	N/M	(1)	294.7x	9.5x

(1)	The ACL coverage ratio is not presented for the time period noted due to loan recoveries exceeding loan charge-offs for the period presented.

Securities. The following table presents the distribution of our securities portfolio, at amortized cost, at the dates indicated. Overall, fixed-rate securities comprised 75% of our securities portfolio at December 31, 2016. The weighted average life ("WAL") is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	December 31, 2016			September 30, 2016			December 31, 2015
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Fixed-rate securities:
MBS	$784,640	2.14%	2.8	$836,852	2.16%	2.9	$985,287	2.26%	3.2
GSE debentures	321,246	1.21	1.8	346,226	1.15	0.9	421,231	1.18	2.4
Municipal bonds	33,203	1.78	2.4	33,303	1.69	2.4	39,534	1.85	2.7
Total fixed-rate securities	1,139,089	1.87	2.5	1,216,381	1.86	2.3	1,446,052	1.93	3.0

Adjustable-rate securities:
MBS	373,409	2.26	4.8	400,161	2.25	4.7	379,745	2.26	5.6
Trust preferred securities	2,112	2.22	20.5	2,123	2.11	20.7	2,186	1.77	21.5
Total adjustable-rate securities	375,521	2.26	4.9	402,284	2.24	4.8	381,931	2.25	5.7
Total securities portfolio	$1,514,610	1.97	3.1	$1,618,665	1.95	2.9	$1,827,983	2.00	3.6
The following table presents the carrying value of MBS in our portfolio by issuer at the dates presented.

	December 31, 2016	September 30, 2016
	(Dollars in thousands)
Federal National Mortgage Association ("FNMA")	$708,540	$752,141
Federal Home Loan Mortgage Corporation ("FHLMC")	382,236	413,458
Government National Mortgage Association	75,550	80,479
	$1,166,326	$1,246,078

Mortgage-Backed Securities - The balance of MBS, which primarily consists of securities of U.S. GSEs, decreased $79.8 million, from $1.25 billion at September 30, 2016, to $1.17 billion at December 31, 2016. The following table summarizes the activity in our portfolio of MBS for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented. The beginning and ending WAL is the estimated remaining principal repayment term (in years) after three-month historical prepayment speeds have been applied.

	For the Three Months Ended
	December 31, 2016			September 30, 2016			June 30, 2016			March 31, 2016
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,246,078	2.19%	3.5	$1,344,481	2.21%	3.9	$1,436,774	2.25%	4.1	$1,376,119	2.26%	3.9
Maturities and repayments	(88,564)			(96,320)			(90,291)			(80,544)
Net amortization of (premiums)/discounts	(1,290)			(1,345)			(1,387)			(1,091)
Purchases:
Fixed	10,890	1.99	3.8	—	—	—	—	—	—	42,827	1.83	4.1
Adjustable	—	—	—	—	—	—	—	—	—	100,133	2.02	5.4
Change in valuation on AFS securities	(788)			(738)			(615)			(670)
Ending balance - carrying value	$1,166,326	2.18	3.5	$1,246,078	2.19	3.5	$1,344,481	2.21	3.9	$1,436,774	2.25	4.1

Investment Securities - Investment securities, which consist of U.S. GSE debentures (primarily issued by FNMA, FHLMC, or Federal Home Loan Banks) and municipal investments, decreased $26.4 million, from $382.1 million at September 30, 2016, to $355.7 million at December 31, 2016. The following table summarizes the activity of investment securities for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented. The beginning and ending WALs represent the estimated remaining principal repayment terms (in years) of the securities after projected call dates have been considered, based upon market rates at each date presented. The increase in the WAL between September 30, 2016 and December 31, 2016 was due primarily to a decrease in call projections due to an increase in market interest rates between periods.

	For the Three Months Ended
	December 31, 2016			September 30, 2016			June 30, 2016			March 31, 2016
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$382,097	1.20%	1.2	$510,745	1.21%	1.1	$511,491	1.19%	1.5	$460,829	1.24%	2.6
Maturities and calls	(50,019)			(127,923)			(25,873)			(27,201)
Net amortization of (premiums)/discounts	(72)			(9)			(115)			(106)
Purchases:
Fixed	25,000	1.70	4.0	—	—	—	24,940	1.56	0.5	74,987	0.93	0.8
Change in valuation on AFS securities	(1,325)			(716)			302			2,982
Ending balance - carrying value	$355,681	1.27	2.0	$382,097	1.20	1.2	$510,745	1.21	1.1	$511,491	1.19	1.5

Liabilities. Total liabilities were $7.77 billion at December 31, 2016 compared to $7.87 billion at September 30, 2016. The $102.9 million decrease was due primarily to a $99.6 million decrease in FHLB borrowings as a result of the maturity of a $100.0 million FHLB advance during the current quarter which was not replaced.

Deposits - Deposits were $5.19 billion at December 31, 2016 compared to $5.16 billion at September 30, 2016. The $28.7 million increase was due primarily to a $35.9 million increase in the checking portfolio and a $32.4 million increase in the money market portfolio, partially offset by a $43.7 million decrease in the retail certificate of deposit portfolio. The decrease in retail certificates of deposit was in the short-term and medium-term certificate of deposit portfolios, partially offset by an increase in the long-term certificate of deposit portfolio. We continue to be competitive on deposit rates and, in some cases, our offer rates for longer-term certificates of deposit have been higher than peers. Offering competitive rates on longer-term certificates of deposit has been an on-going balance sheet strategy by management in anticipation of higher interest rates. If short-term interest rates continue to rise, our customers may move funds from their checking, savings and money market accounts to higher yielding deposit products within the Bank or withdraw their funds from these accounts, including certificates of deposit, to invest in higher yielding investments outside of the Bank.

The following table presents the amount, weighted average rate and percent of total for the components of our deposit portfolio at the dates presented.

	December 31, 2016			September 30, 2016			December 31, 2015
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Non-interest-bearing checking	$223,896	—%	4.3%	$217,009	—%	4.2%	$205,374	—%	4.1%
Interest-bearing checking	626,379	0.05	12.1	597,319	0.05	11.6	612,656	0.05	12.3
Savings	338,661	0.21	6.5	335,426	0.17	6.5	317,384	0.21	6.4
Money market	1,218,545	0.24	23.5	1,186,132	0.24	23.0	1,183,050	0.24	23.8
Retail certificates of deposit	2,414,489	1.44	46.5	2,458,160	1.43	47.6	2,304,865	1.31	46.4
Public units	370,704	0.74	7.1	369,972	0.70	7.1	349,151	0.43	7.0
	$5,192,674	0.80	100.0%	$5,164,018	0.80	100.0%	$4,972,480	0.71	100.0%

The following tables set forth scheduled maturity information for our certificates of deposit, along with associated weighted average rates, at December 31, 2016.

	Amount Due
		More than	More than
	1 year	1 year to	2 years to 3	More than	Total
Rate range	or less	2 years	years	3 years	Amount	Rate
	(Dollars in thousands)
0.00 – 0.99%	$775,872	$116,283	$1,105	$—	$893,260	0.68%
1.00 – 1.99%	435,067	394,819	416,667	481,037	1,727,590	1.61
2.00 – 2.99%	40	1,353	50,241	112,404	164,038	2.24
3.00 – 3.99%	305	—	—	—	305	3.11
	$1,211,284	$512,455	$468,013	$593,441	$2,785,193	1.35

Percent of total	43.5%	18.4%	16.8%	21.3%
Weighted average rate	0.92	1.34	1.69	1.97
Weighted average maturity (in years)	0.5	1.5	2.5	3.7	1.7
Weighted average maturity for the retail certificate of deposit portfolio (in years)					1.9

	Amount Due
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)
Retail certificates of deposit less than $100,000	$115,375	$149,933	$333,843	$915,252	$1,514,403
Retail certificates of deposit of $100,000 or more	47,609	84,607	156,166	611,704	900,086
Public unit deposits of $100,000 or more	161,368	87,050	75,333	46,953	370,704
	$324,352	$321,590	$565,342	$1,573,909	$2,785,193

Borrowings - The following table presents long-term borrowing activity for the periods shown. Long-term borrowings presented in the table have original contractual terms of one year or longer. FHLB advances are presented at par. The weighted average effective rate includes the impact of the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. Rates on new borrowings are fixed-rate. The weighted average maturity ("WAM") is the remaining weighted average contractual term in years. The beginning and ending WAMs represent the remaining maturity at each date presented. For new borrowings, the WAMs presented are as of the date of issue.

	For the Three Months Ended
	December 31, 2016			September 30, 2016			June 30, 2016			March 31, 2016
		Effective			Effective			Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,575,000	2.29%	2.9	$2,675,000	2.24%	3.0	$2,675,000	2.29%	3.0	$2,675,000	2.29%	3.2
Maturities:
FHLB advances	(100,000)	0.78		(100,000)	0.83		(100,000)	3.17		—	—
New borrowings:
FHLB advances	—	—	—	—	—	—	100,000	1.82	7.0	—	—	—
Ending balance	$2,475,000	2.35	2.7	$2,575,000	2.29	2.9	$2,675,000	2.24	3.0	$2,675,000	2.29	3.0

Maturities - The following table presents the maturity of term borrowings (including FHLB advances, at par, and repurchase agreements), along with associated weighted average contractual and effective rates as of December 31, 2016.

	FHLB	Repurchase
Maturity by	Advances	Agreements	Total	Contractual	Effective
Fiscal year	Amount	Amount	Amount	Rate	Rate(1)
	(Dollars in thousands)
2017	$400,000	$—	$400,000	3.17%	3.21%
2018	375,000	100,000	475,000	2.35	2.64
2019	400,000	—	400,000	1.62	1.62
2020	250,000	100,000	350,000	2.18	2.18
2021	550,000	—	550,000	2.27	2.27
2022	200,000	—	200,000	2.23	2.23
2023	100,000	—	100,000	1.82	1.82
	$2,275,000	$200,000	$2,475,000	2.29	2.35

(1)	The effective rate includes the impact of the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid.

The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail and public unit amounts, and term borrowings for the next four quarters as of December 31, 2016.

	Retail		Public Unit		Term
Maturity by	Certificate	Repricing	Deposit	Repricing	Borrowings	Repricing		Repricing
Quarter End	Amount	Rate	Amount	Rate	Amount	Rate	Total	Rate
	(Dollars in thousands)
March 31, 2017	$162,984	0.84%	$161,368	0.59%	$—	—%	$324,352	0.72%
June 30, 2017	234,540	1.01	87,050	0.65	300,000	3.24	621,590	2.03
September 30, 2017	247,341	1.07	45,152	0.85	100,000	3.12	392,493	1.56
December 31, 2017	242,668	1.07	30,181	0.84	200,000	2.94	472,849	1.84
	$887,533	1.01	$323,751	0.67	$600,000	3.12	$1,811,284	1.65

Stockholders' Equity. Stockholders' equity was $1.37 billion at December 31, 2016 compared to $1.39 billion at September 30, 2016. The $24.8 million decrease was due primarily to the payment of $50.2 million in cash dividends, partially offset by net income of $20.6 million. The cash dividends paid during the current quarter totaled $0.375 per share and consisted of a $0.29 per share cash true-up dividend related to fiscal year 2016 earnings per the Company's dividend policy, and a regular quarterly cash dividend of $0.085 per share. On January 24, 2017, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $11.4 million, payable on February 17, 2017 to stockholders of record as of the close of business on February 3, 2017.

At December 31, 2016, Capitol Federal Financial, Inc., at the holding company level, had $83.6 million on deposit at the Bank. For fiscal year 2017, it is the intent of the Board of Directors and management to continue with the payout of 100% of the Company's earnings to its stockholders. Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company.

The following table presents regular quarterly dividends and special dividends paid in calendar years 2017, 2016, and 2015. The amounts represent cash dividends paid during each period. For the quarter ending March 31, 2017, the amount presented represents the dividend payable on February 17, 2017 to stockholders of record as of February 3, 2017.

	Calendar Year
	2017		2016		2015
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$11,387	$0.085	$11,305	$0.085	$11,592	$0.085
Quarter ended June 30			11,314	0.085	11,585	0.085
Quarter ended September 30			11,323	0.085	11,385	0.085
Quarter ended December 31			11,363	0.085	11,303	0.085
True-up dividends paid			38,835	0.290	33,248	0.250
True Blue dividends paid			33,274	0.250	33,924	0.250
Calendar year-to-date dividends paid	$11,387	$0.085	$117,414	$0.880	$113,037	$0.840

In October 2015, the Company announced a stock repurchase plan for up to $70.0 million of common stock. It is anticipated that shares will be purchased from time to time based upon market conditions and available liquidity. There is no expiration for this repurchase plan. The Company did not repurchase any shares during the quarter ended December 31, 2016.

Operating Results
The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2016	2016	2016	2016	2015
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$61,945	$61,516	$60,840	$60,732	$60,223
MBS	6,362	6,860	7,401	7,702	7,831
Cash and cash equivalents	2,969	2,774	2,730	2,707	1,620
FHLB stock	2,939	3,044	3,050	3,006	3,152
Investment securities	1,107	1,401	1,506	1,485	1,533
Total interest and dividend income	75,322	75,595	75,527	75,632	74,359

Interest expense:
FHLB borrowings	16,117	16,262	16,361	16,394	16,074
Deposits	10,396	10,098	9,749	9,213	8,799
Repurchase agreements	1,503	1,503	1,487	1,487	1,504
Total interest expense	28,016	27,863	27,597	27,094	26,377

Net interest income	47,306	47,732	47,930	48,538	47,982

Provision for credit losses	—	(750)	—	—	—

Net interest income
(after provision for credit losses)	47,306	48,482	47,930	48,538	47,982

Non-interest income	5,268	5,691	5,429	6,626	5,566
Non-interest expense	21,597	23,962	23,327	23,426	23,590
Income tax expense	10,399	9,513	9,481	10,211	9,240
Net income	$20,578	$20,698	$20,551	$21,527	$20,718

Efficiency ratio	41.08%	44.85%	43.72%	42.46%	44.05%

Basic EPS	$0.15	$0.16	$0.15	$0.16	$0.16
Diluted EPS	0.15	0.16	0.15	0.16	0.16

Average Balance Sheet
The following table presents the average balances of our assets, liabilities, and stockholders' equity, and the related annualized weighted average yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated and the weighted average yield/rate on our interest-earning assets and interest-bearing liabilities at December 31, 2016. As previously discussed, the leverage strategy was not in place at December 31, 2016, so the end of period yields/rates presented at December 31, 2016 in the table below do not reflect the effects of this strategy. Weighted average yields are derived by dividing annualized income by the average balance of the related assets, and weighted average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived from average daily balances. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yields/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	At	For the Three Months Ended
	December 31,	December 31, 2016			September 30, 2016			December 31, 2015
	2016	Average	Interest		Average	Interest		Average	Interest
	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Rate	Amount	Paid	Rate	Amount	Paid	Rate	Amount	Paid	Rate
Assets:		(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	3.55%	$7,015,151	$61,945	3.53%	$6,898,769	$61,516	3.57%	$6,651,531	$60,223	3.62%
MBS(2)	2.18	1,200,425	6,362	2.12	1,292,636	6,860	2.12	1,412,702	7,831	2.22
Investment securities(2)(3)	1.27	356,623	1,107	1.24	431,871	1,401	1.30	503,075	1,533	1.22
FHLB stock	5.98	195,801	2,939	5.97	203,285	3,044	5.96	209,382	3,152	5.97
Cash and cash equivalents(4)	0.73	2,152,621	2,969	0.54	2,172,519	2,774	0.50	2,200,345	1,620	0.29
Total interest-earning assets(1)(2)	3.27	10,920,621	75,322	2.76	10,999,080	75,595	2.75	10,977,035	74,359	2.71
Other non-interest-earning assets		296,084			302,142			286,920
Total assets		$11,216,705			$11,301,222			$11,263,955

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	0.04	$800,342	74	0.04	$792,622	73	0.04	$757,857	72	0.04
Savings	0.21	335,192	155	0.18	337,002	139	0.16	313,372	140	0.18
Money market	0.24	1,191,175	708	0.24	1,191,544	708	0.24	1,159,201	685	0.23
Retail certificates	1.44	2,444,812	8,768	1.43	2,411,150	8,553	1.41	2,311,424	7,536	1.29
Wholesale certificates	0.74	385,224	691	0.71	370,477	625	0.67	360,156	366	0.40
Total deposits	0.80	5,156,745	10,396	0.80	5,102,795	10,098	0.79	4,902,010	8,799	0.71
FHLB borrowings(5)	2.30	4,329,037	16,117	1.48	4,479,760	16,262	1.44	4,615,404	16,074	1.38
Repurchase agreements	2.94	200,000	1,503	2.94	200,000	1,503	2.94	200,000	1,504	2.94
Total borrowings	2.35	4,529,037	17,620	1.54	4,679,760	17,765	1.50	4,815,404	17,578	1.44
Total interest-bearing liabilities	1.30	9,685,782	28,016	1.15	9,782,555	27,863	1.13	9,717,414	26,377	1.08
Other non-interest-bearing liabilities		138,767			127,952			132,368
Stockholders' equity		1,392,156			1,390,715			1,414,173
Total liabilities and stockholders' equity		$11,216,705			$11,301,222			$11,263,955

Net interest income(6)			$47,306			$47,732			$47,982
Net interest rate spread(7)(9)	1.97			1.61			1.62			1.63
Net interest-earning assets		$1,234,839			$1,216,525			$1,259,621
Net interest margin(8)(9)				1.73			1.74			1.75
Ratio of interest-earning assets to interest-bearing liabilities				1.13x			1.12x			1.13x

Selected performance ratios:
Return on average assets (annualized)(9)				0.73%			0.73%			0.74%
Return on average equity (annualized)(9)				5.91			5.95			5.86
Average equity to average assets				12.41			12.31			12.55
Operating expense ratio(10)				0.77			0.85			0.84
Efficiency ratio(11)				41.08			44.85			44.05
Pre-tax yield on leverage strategy(12)				0.19			0.17			0.16

(1)
Calculated net of unearned loan fees, deferred costs, and undisbursed loan funds. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)
The average balance of investment securities includes an average balance of nontaxable securities of $33.3 million, $35.1 million, and $38.2 million for the quarters ended December 31, 2016, September 30, 2016, and December 31, 2015, respectively.

(4)
The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $1.92 billion, $1.98 billion, and $1.98 billion for the quarters ended December 31, 2016, September 30, 2016, and December 31, 2015, respectively.

(5)
Included in this line are FHLB borrowings related to the leverage strategy with an average outstanding amount of $2.01 billion, $2.08 billion and $2.08 billion, interest paid of $2.9 million, $2.9 million, and $1.7 million, at a rate of 0.56%, 0.54%, and 0.33% for the quarters ended December 31, 2016, September 30, 2016, and December 31, 2015, respectively. The FHLB advance amounts and rates included in this line are net of deferred gains and deferred prepayment penalties.

(6)
Net interest income represents the difference between interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income depends on the balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

(7)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(8)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

(9)
The table below provides a reconciliation between certain performance ratios presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the performance ratios excluding the effects of the leverage strategy, which are not presented in accordance with GAAP. Management believes it is important for comparability purposes to provide the performance ratios without the leverage strategy because of the unique nature of the leverage strategy. The leverage strategy reduces some of our performance ratios due to the amount of earnings associated with the transaction in comparison to the size of the transaction, while increasing our net income.

	For the Three Months Ended
	December 31, 2016			September 30, 2016			December 31, 2015
	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Return on average assets (annualized)	0.73%	(0.14)%	0.87%	0.73%	(0.14)%	0.87%	0.74%	(0.14)%	0.88%
Return on average equity (annualized)	5.91	0.18	5.73	5.95	0.17	5.78	5.86	0.16	5.70
Net interest margin	1.73	(0.34)	2.07	1.74	(0.35)	2.09	1.75	(0.36)	2.11
Average net interest rate spread	1.61	(0.29)	1.90	1.62	(0.30)	1.92	1.63	(0.30)	1.93

(10)	The operating expense ratio represents annualized non-interest expense as a percentage of average assets.

(11)	The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income.

(12)	The pre-tax yield on the leverage strategy represents annualized pre-tax income resulting from the transaction as a percentage of the average interest-earning assets associated with the transaction.

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended December 31, 2016 to the three months ended December 31, 2015 and September 30, 2016. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended
	December 31, 2016 vs. December 31, 2015			December 31, 2016 vs. September 30, 2016
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$3,198	$(1,476)	$1,722	$1,022	$(593)	$429
MBS	(1,137)	(332)	(1,469)	(489)	(9)	(498)
Investment securities	(454)	28	(426)	(236)	(58)	(294)
FHLB stock	(204)	(9)	(213)	(112)	7	(105)
Cash and cash equivalents	(36)	1,385	1,349	(25)	220	195
Total interest-earning assets	1,367	(404)	963	160	(433)	(273)

Interest-bearing liabilities:
Checking	4	(1)	3	1	—	1
Savings	10	5	15	(1)	17	16
Money market	19	4	23	—	1	1
Certificates of deposit	488	1,068	1,556	161	119	280
FHLB borrowings	(1,272)	1,315	43	(551)	406	(145)
Repurchase agreements	(1)	—	(1)	—	—	—
Total interest-bearing liabilities	(752)	2,391	1,639	(390)	543	153

Net change in net interest income	$2,119	$(2,795)	$(676)	$550	$(976)	$(426)

Comparison of Operating Results for the Three Months Ended December 31, 2016 and 2015

The Company recognized net income of $20.6 million, or $0.15 per share, for the quarter ended December 31, 2016, a decrease of $140 thousand, or 0.7%, from the quarter ended December 31, 2015. Net income attributable to the leverage strategy was $642 thousand during the current quarter, compared to $583 thousand for the prior year quarter. The increase was due primarily to a decrease in the Federal Deposit Insurance Corporation ("FDIC") base assessment rate, as a portion of federal insurance premiums are attributable to the leverage strategy due to the increase in average assets resulting from the strategy. The decrease in the FDIC base assessment rate was effective July 1, 2016 and was the result of the FDIC Deposit Insurance Fund reaching 1.15% of total estimated insured deposits of the banking system on June 30, 2016.

The Company's efficiency ratio was 41.08% for the current quarter compared to 44.05% for the prior year quarter. The improvement in the efficiency ratio was due primarily to a decrease in non-interest expense. See "Non-interest Expense" section below for additional information regarding the decrease in expense. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A lower value indicates that the financial institution is generating revenue with a lower level of expense.

The net interest margin decreased two basis points, from 1.75% for the prior year quarter to 1.73% for the current year quarter. Excluding the effects of the leverage strategy, the net interest margin would have decreased four basis points, from 2.11% for the prior year quarter to 2.07% for the current year quarter. The decrease in the net interest margin was due mainly to an increase in interest expense on deposits and a decrease in the yield on the MBS portfolio, partially offset by a decrease in interest expense on borrowings not related to the leverage strategy. The positive impact on the net interest margin resulting from the shift in the mix of interest-earning assets from relatively lower yielding securities to higher yielding loans was offset by a decrease in the loan portfolio yield.

Interest and Dividend Income
The weighted average yield on total interest-earning assets increased five basis points, from 2.71% for the prior year quarter to 2.76% for the current quarter, and the average balance of interest-earning assets decreased $56.4 million from the prior year quarter. Absent the impact of the leverage strategy, the weighted average yield on total interest-earning assets would have decreased one basis point, from 3.21% for the prior year quarter to 3.20% for the current quarter, while the average balance would have increased $12.1 million. The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2016	2015	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$61,945	$60,223	$1,722	2.9%
MBS	6,362	7,831	(1,469)	(18.8)
Cash and cash equivalents	2,969	1,620	1,349	83.3
FHLB stock	2,939	3,152	(213)	(6.8)
Investment securities	1,107	1,533	(426)	(27.8)
Total interest and dividend income	$75,322	$74,359	$963	1.3

The increase in interest income on loans receivable was due to a $363.6 million increase in the average balance of the portfolio, partially offset by a nine basis point decrease in the weighted average yield on the portfolio, to 3.53% for the current quarter. Loan growth was primarily funded through cash flows from the securities portfolio. The decrease in the weighted average yield was due primarily to an increase in the amortization of premiums related to correspondent loans due mainly to repayment activity, along with loans repricing to lower market rates and the origination and purchase of loans between periods at rates less than the existing portfolio rate.

The decrease in interest income on the MBS portfolio was due primarily to a $212.3 million decrease in the average balance of the portfolio as cash flows not reinvested were used to fund loan growth and pay off maturing FHLB advances. Additionally, the weighted average yield on the MBS portfolio decreased 10 basis points, from 2.22% during the prior year quarter to 2.12% for the current quarter. The decrease in the weighted average yield was due to an increase in the impact of net premium amortization. Net premium amortization of $1.3 million during the current quarter decreased the weighted average yield on the portfolio by 43 basis points. During the prior year quarter, $1.2 million of net premiums were amortized, which decreased the weighted average yield on the portfolio by 33 basis points.

The increase in interest income on cash and cash equivalents was due to a 25 basis point increase in the weighted average yield resulting from an increase in the yield earned on balances held at the Federal Reserve Bank.

The decrease in interest income on investment securities was due to a $146.5 million decrease in the average balance. Cash flows not reinvested in the portfolio were used to fund loan growth and pay off maturing FHLB advances.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities increased seven basis points, from 1.08% for the prior year quarter to 1.15% for the current quarter, while the average balance of interest-bearing liabilities decreased $31.6 million from the prior year quarter. Absent the impact of the leverage strategy, the weighted average rate paid on total interest-bearing liabilities would have increased two basis points from the prior year quarter, to 1.30% for the current quarter, while the average balance of interest-bearing liabilities would have increased $36.8 million. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2016	2015	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB Borrowings	$16,117	$16,074	$43	0.3%
Deposits	10,396	8,799	1,597	18.1
Repurchase agreements	1,503	1,504	(1)	(0.1)
Total interest expense	$28,016	$26,377	$1,639	6.2

FHLB borrowings in the table above includes interest expense on long-term FHLB advances and interest expense on FHLB borrowings associated with the leverage strategy. Interest expense on long-term FHLB advances decreased $1.1 million from the prior year quarter due largely to a $217.9 million decrease in the average balance of the portfolio as a result of not replacing all of the advances that matured between periods, partially offset by a three basis point increase in the weighted average rate paid on the portfolio, to 2.27% for the current quarter. Funds generated from deposit growth and cash flows from the securities portfolio were used to pay off the maturing advances. The increase in the weighted average rate paid was due to the maturing advances having a lower rate than the overall advance portfolio rate. Interest expense on FHLB borrowings associated with the leverage strategy increased $1.1 million from the prior year quarter due to a 23 basis point increase in the weighted average rate paid due to an increase in interest rates between periods.

The increase in interest expense on deposits was due primarily to a nine basis point increase in the weighted average rate, to 0.80% for the current quarter, along with growth in the portfolio. The increase in weighted average rate was primarily related to the retail certificate of deposit portfolio. The average balance of the deposit portfolio increased $254.7 million for the current quarter, with the majority of the increase in the retail deposit portfolio.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2016	2015	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$3,709	$3,814	$(105)	(2.8)%
Income from BOLI	523	703	(180)	(25.6)
Other non-interest income	1,036	1,049	(13)	(1.2)
Total non-interest income	$5,268	$5,566	$(298)	(5.4)

The decrease in income from BOLI was due mainly to a decrease in the yield on the Bank's BOLI policies.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2016	2015	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$10,634	$10,487	$147	1.4%
Information technology and communications	2,834	2,558	276	10.8
Occupancy, net	2,675	2,672	3	0.1
Deposit and loan transaction costs	1,386	1,274	112	8.8
Regulatory and outside services	1,346	1,486	(140)	(9.4)
Federal insurance premium	894	1,382	(488)	(35.3)
Advertising and promotional	690	1,154	(464)	(40.2)
Office supplies and related expense	437	887	(450)	(50.7)
Low income housing partnerships	—	773	(773)	(100.0)
Other non-interest expense	701	917	(216)	(23.6)
Total non-interest expense	$21,597	$23,590	$(1,993)	(8.4)

The increase in information technology and communications was due largely to software licensing and communication network expenses. The decrease in federal insurance premiums was due primarily to a decrease in the FDIC base assessment rate. The decrease in advertising and promotional expense was due mainly to the timing of media campaigns and sponsorships. The decrease in office supplies and related expense was due primarily to the purchase of cards enabled with chip card technology during the prior year quarter and no such expenses in the current quarter. The decrease in low income housing partnerships expense was due to a change in the Bank's method of accounting for those investments. The Bank had been accounting for these partnerships using the equity method of accounting as two of the Bank's officers were involved in the operational management of the low income housing partnership investment group. Effective September 30, 2016, those two Bank officers discontinued their involvement in the operational management of the investment group. On October 1, 2016, the Bank began using the proportional method of accounting for those investments rather than the equity method. As a result, the Bank no longer reports low income housing partnership expenses in non-interest expense; rather, the pretax operating losses and related tax benefits from the investments are reported as a component of income tax expense. The decrease in other non-interest expense was due mainly to lower deposit account charge-offs related to debit card fraud in the current year quarter, along with a decrease in OREO operations expense.

Income Tax Expense
Income tax expense was $10.4 million for the current quarter compared to $9.2 million for the prior year quarter. The effective tax rate for the current quarter was 33.6% compared to 30.8% for the prior year quarter. The increase in effective tax rate was due mainly to the change in accounting method for low income housing partnerships as previously discussed. Management anticipates the effective tax rate for fiscal year 2017 will be approximately 34%, based on fiscal year 2017 estimates as of December 31, 2016.

Comparison of Operating Results for the Three Months Ended December 31, 2016 and September 30, 2016

For the quarter ended December 31, 2016, the Company recognized net income of $20.6 million, or $0.15 per share, compared to net income of $20.7 million, or $0.16 per share, for the quarter ended September 30, 2016. The decrease in earnings per share was due to the decrease in net income between quarters along with an increase in average shares outstanding during the current quarter. Net income attributable to the leverage strategy was $642 thousand during the current quarter, compared to $616 thousand for the prior quarter.

The Company's efficiency ratio was 41.08% for the current quarter compared to 44.85% for the prior quarter. The change in the efficiency ratio was due primarily to a decrease in non-interest expense, mainly a result of the change in the method of accounting for low income housing partnerships.

Net interest income decreased $426 thousand, or 0.9%, from the prior quarter to $47.3 million for the current quarter. The net interest margin decreased one basis point from 1.74% for the prior quarter to 1.73% for the current quarter. Excluding the effects of the leverage strategy, the net interest margin would have decreased two basis points from 2.09% for the prior quarter to 2.07% for the current quarter. The decrease in the net interest margin was due mainly to an increase in interest expense on deposits and an increase in the average balance of operating cash which excludes funds related to the leverage strategy, partially offset by a decrease in interest expense on term borrowings. The positive impact on the net interest margin resulting from the shift in the mix of interest-earning assets from relatively lower yielding securities to higher yielding loans was offset by a decrease in the loan portfolio yield.

Interest and Dividend Income
The weighted average yield on total interest-earning assets for the current quarter increased one basis point from the prior quarter, to 2.76%, while the average balance of interest-earning assets decreased $78.5 million between the two periods. Absent the impact of the leverage strategy, the weighted average yield on total interest-earning assets would have decreased one basis point from the prior quarter, to 3.20%, while the average balance would have decreased $10.0 million. The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2016	2016	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$61,945	$61,516	$429	0.7%
MBS	6,362	6,860	(498)	(7.3)
Cash and cash equivalents	2,969	2,774	195	7.0
FHLB stock	2,939	3,044	(105)	(3.4)
Investment securities	1,107	1,401	(294)	(21.0)
Total interest and dividend income	$75,322	$75,595	$(273)	(0.4)

The increase in interest income on loans receivable was due to a $116.4 million increase in the average balance of the portfolio, partially offset by a four basis point decrease in the weighted average yield on the portfolio, to 3.53% for the current quarter. The loan growth was funded with cash flows from the securities portfolio and excess operating cash. The decrease in the weighted average yield was due primarily to loans repricing to lower market rates and the origination and purchase of loans at rates less than the existing portfolio rate, along with an increase in premium amortization related to correspondent loans due to both the increase in the size of the correspondent loan portfolio and repayment activity.

The decrease in interest income on MBS was due mainly to a $92.2 million decrease in the average balance of the portfolio as cash flows were used to fund loan growth and pay off a maturing FHLB advance. During the current quarter, $1.3 million of net premiums on MBS were amortized, which decreased the weighted average yield on the portfolio by 43 basis points. During the prior quarter, $1.3 million of net premiums were amortized, which decreased the weighted average yield on the portfolio by 42 basis points. As of December 31, 2016, the remaining net balance of premiums on our portfolio of MBS was $11.9 million.

The decrease in interest income on investment securities was due primarily to a $75.2 million decrease in the average balance of the portfolio, as cash flows were used to fund loan growth and pay off a maturing FHLB advance, along with a six basis point decrease in the weighted average yield on the portfolio, to 1.24% for the current quarter. The decrease in the weighted average yield was due to the prior quarter including more discount accretion than the current quarter due to the call of securities in the prior quarter.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities for the current quarter increased two basis points from the prior quarter, to 1.15%, while the average balance of interest-bearing liabilities decreased $96.8 million between the two periods. Absent the impact of the leverage strategy, the weighted average rate paid on total interest-bearing liabilities for the current quarter would have increased one basis point from the prior quarter, to 1.30%, while the average balance would have decreased $28.3 million. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2016	2016	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB Borrowings	$16,117	$16,262	$(145)	(0.9)%
Deposits	10,396	10,098	298	3.0
Repurchase agreements	1,503	1,503	—	—
Total interest expense	$28,016	$27,863	$153	0.5

FHLB borrowings in the table above includes interest expense on long-term FHLB advances and interest expense on FHLB borrowings associated with the leverage strategy. Interest expense related to long-term FHLB advances decreased $164 thousand from the prior quarter due to an $82.2 million decrease in the average balance of the portfolio, partially offset by a five basis point increase in the weighted average rate paid during the current quarter, to 2.27%. During the current quarter, a $100.0 million advance with an effective rate of 0.78%, which was lower than the existing portfolio rate, matured and was not renewed or replaced, thereby increasing the weighted average rate paid on the portfolio.

The increase in interest expense on deposits was due primarily to a $53.9 million increase in the average balance of the deposit portfolio, along with a one basis point increase in the weighted average rate paid on the deposit portfolio, to 0.80% for the current quarter. The increase between quarters in the average balance and the weighted average rate paid was due largely to changes in the certificate of deposit portfolio.

Provision for Credit Losses
The Bank did not record a provision for credit losses during the current quarter compared to a negative provision for credit losses during the prior quarter of $750 thousand. Based on management's assessment of the ACL formula analysis model and several other factors, management determined that no provision for credit losses was necessary in the current quarter. Net loan charge-offs were $19 thousand during the current quarter compared to $22 thousand in the prior quarter. At December 31, 2016, loans 30 to 89 days delinquent were 0.35% of total loans and loans 90 or more days delinquent or in foreclosure were 0.22% of total loans.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2016	2016	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$3,709	$3,738	$(29)	(0.8)%
Income from BOLI	523	610	(87)	(14.3)
Other non-interest income	1,036	1,343	(307)	(22.9)
Total non-interest income	$5,268	$5,691	$(423)	(7.4)

The decrease in other non-interest income was due primarily to a decrease in insurance commissions resulting from the receipt of annual commissions from certain insurance providers during the prior quarter and no such commissions being received in the current quarter.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2016	2016	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$10,634	$10,774	$(140)	(1.3)%
Information technology and communications	2,834	2,657	177	6.7
Occupancy, net	2,675	2,682	(7)	(0.3)
Deposit and loan transaction costs	1,386	1,466	(80)	(5.5)
Regulatory and outside services	1,346	1,645	(299)	(18.2)
Federal insurance premium	894	918	(24)	(2.6)
Advertising and promotional	690	1,419	(729)	(51.4)
Office supplies and related expense	437	624	(187)	(30.0)
Low income housing partnerships	—	1,057	(1,057)	(100.0)
Other non-interest expense	701	720	(19)	(2.6)
Total non-interest expense	$21,597	$23,962	$(2,365)	(9.9)
The decrease in regulatory and outside services was due primarily to the timing of external audit fees. The decrease in advertising and promotional expense was due mainly to the timing of media campaigns and sponsorships. The decrease in office supplies and related expense was due mainly to the timing of certain expenses. The decrease in low income housing partnerships expense was due to the change in accounting method previously discussed.

Income Tax Expense
Income tax expense was $10.4 million for the current quarter, compared to $9.5 million for the prior quarter. The effective tax rate for the current quarter was 33.6% compared to 31.5% for the prior quarter. The increase in effective tax rate was due primarily to the change in accounting for low income housing partnerships previously discussed.

Liquidity and Capital Resources
Liquidity refers to our ability to generate sufficient cash to fund ongoing operations, to repay maturing certificates of deposit and other deposit withdrawals, to repay maturing borrowings, and to fund loan commitments. Liquidity management is both a daily and long-term function of our business management. The Company's most available liquid assets are represented by cash and cash equivalents, AFS securities, and short-term investment securities. The Bank's primary sources of funds are deposits, FHLB borrowings, repurchase agreements, repayments and maturities of outstanding loans and MBS and other short-term investments, and funds provided by operations. The Bank's long-term borrowings primarily have been used to manage the Bank's interest rate risk with the intent to improve the earnings of the Bank while maintaining capital ratios in excess of regulatory standards for well-capitalized financial institutions. In addition, the Bank's focus on managing risk has provided additional liquidity capacity by maintaining a balance of MBS and investment securities available as collateral for borrowings.

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

In the event short-term liquidity needs exceed available cash, the Bank has access to a line of credit at FHLB and the Federal Reserve Bank discount window. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of regulatory total assets without the pre-approval of FHLB senior management. In June 2016, the president of FHLB approved an increase, through July 2017, in the Bank's borrowing limit to 55% of Bank Call Report total assets. When the leverage strategy is in place, the Bank maintains the resulting excess cash reserves from the FHLB borrowings at the Federal Reserve Bank, which can be used to meet any short-term liquidity needs. The amount that can be borrowed from the Federal Reserve Bank discount window is based upon the fair value of securities pledged as collateral and certain other characteristics of those securities, and is used only when other sources of short-term liquidity are unavailable. Management tests the Bank's access to the Federal Reserve Bank discount window annually with a nominal, overnight borrowing.

If management observes a trend in the amount and frequency of line of credit utilization and/or short-term borrowings that is not in conjunction with a planned strategy, such as the leverage strategy, the Bank will likely utilize long-term wholesale borrowing sources such as FHLB advances and/or repurchase agreements to provide long-term, fixed-rate funding. The maturities of these long-term borrowings are generally staggered in order to mitigate the risk of a highly negative cash flow position at maturity. The Bank's internal policy limits total borrowings to 55% of total assets. At December 31, 2016, the Bank had term borrowings, at par, of $2.48 billion, or approximately 27% of total assets.

The amount of FHLB long-term advances outstanding at December 31, 2016 was $2.28 billion, of which $500.0 million was scheduled to mature in the next 12 months. All FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB. At December 31, 2016, the Bank's ratio of the par value of FHLB borrowings to Call Report total assets was 25%. When the full leverage strategy is in place, FHLB borrowings are in excess of 40% of the Bank's Call Report total assets, and are expected to be in excess of 40% as long as the Bank continues its leverage strategy and FHLB senior management continue to approve the Bank's borrowing limit being in excess of 40% of Call Report total assets. All or a portion of the FHLB borrowings in conjunction with the leverage strategy could be repaid at any point in time while the strategy is in effect, if necessary. Additionally, the Bank could utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At December 31, 2016, the Bank had $751.9 million of securities that were eligible but unused as collateral for borrowing or other liquidity needs.

At December 31, 2016, the Bank had repurchase agreements of $200.0 million, or approximately 2% of total assets, of which $100.0 million was scheduled to mature in the next 12 months. The Bank may enter into additional repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to a total borrowings limit of 55% discussed above. The Bank has pledged securities with an estimated fair value of $221.9 million as collateral for repurchase agreements as of December 31, 2016. The securities pledged for the repurchase agreements will be delivered back to the Bank when the repurchase agreements mature.

The Bank has access to other sources of funds for liquidity purposes, such as brokered and public unit deposits. As of December 31, 2016, the Bank's policy allowed for combined brokered and public unit deposits up to 15% of total deposits. At December 31, 2016, the Bank had public unit deposits totaling $370.7 million, which had an average remaining term to maturity of seven months, or approximately 7% of total deposits, and no brokered deposits. Management continuously monitors the wholesale deposit market for opportunities to obtain funds at attractive rates. The Bank had pledged securities with an estimated fair value of $425.7 million as collateral for public unit deposits at December 31, 2016. The securities pledged as collateral for public unit deposits are held under joint custody by FHLB and generally will be released upon deposit maturity.

At December 31, 2016, $1.21 billion of the Bank's $2.79 billion of certificates of deposit was scheduled to mature within one year. Included in the $1.21 billion was $323.8 million of public unit deposits. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products at the prevailing rate, although no assurance can be given in this regard.  We also anticipate the majority of the $323.8 million of maturing public unit deposits will be replaced with similar wholesale funding products.

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

At December 31, 2016, cash and cash equivalents totaled $150.6 million, compared to $281.8 million at September 30, 2016. The decrease in cash was due primarily to paying off a maturing FHLB advance and funding loan growth.

The following table presents the contractual maturities of our loan, MBS, and investment securities portfolios at December 31, 2016, along with associated weighted average yields. Loans and securities which have adjustable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses. As of December 31, 2016, the amortized cost of investment securities in our portfolio which are callable or have pre-refunding dates within one year was $201.6 million.

	Loans(1)		MBS		Investment Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Amounts due:
Within one year	$86,174	3.84%	$254	4.41%	$32,608	1.13%	$119,036	3.10%

After one year:
Over one to two years	37,935	4.19	6,592	4.13	151,712	1.15	196,239	1.84
Over two to three years	28,086	4.20	12,236	4.36	27,589	1.36	67,911	3.08
Over three to five years	39,886	4.36	61,456	2.82	136,970	1.39	238,312	2.26
Over five to ten years	524,817	3.82	441,703	2.13	4,928	1.65	971,448	3.04
Over ten to fifteen years	1,426,476	3.20	260,055	1.79	—	—	1,686,531	2.98
After fifteen years	4,918,183	3.61	384,030	2.30	1,874	2.22	5,304,087	3.51
Total due after one year	6,975,383	3.55	1,166,072	2.18	323,073	1.29	8,464,528	3.27

	$7,061,557	3.55	$1,166,326	2.18	$355,681	1.27	$8,583,564	3.27

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

Off-Balance Sheet Arrangements, Commitments and Contractual Obligations

The Company, in the normal course of business, makes commitments to buy or sell assets or to incur or fund liabilities. There have been no material changes in commitments, contractual obligations or off-balance sheet arrangements from September 30, 2016. For additional information, see "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements, Commitments and Contractual Obligations" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2016. We anticipate that we will continue to have sufficient funds, through repayments and maturities of loans and securities, deposits and borrowings, to meet our current commitments.

The maximum balance of short-term FHLB borrowings outstanding at any month-end during the three months ended December 31, 2016 was $2.60 billion, and the average balance of short-term FHLB borrowings outstanding during this period was $2.51 billion at a weighted average contractual rate of 1.03%. The majority of the short-term FHLB borrowings amount related to borrowings associated with the leverage strategy. This compares to a balance of short-term FHLB borrowings outstanding at December 31, 2016 of $500.0 million at a weighted average contractual rate of 3.04%.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company's consolidated financial statements for the quarter ended December 31, 2016, or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action ("PCA"). As of December 31, 2016, the Bank and Company exceeded all regulatory capital requirements. The following table presents the regulatory capital ratios of the Bank and the Company at December 31, 2016.

				Regulatory
				Requirement For
			Minimum	Well-Capitalized
	Bank	Company	Regulatory	Status of Bank
	Ratios	Ratios	Requirement	under PCA provisions
Tier 1 leverage ratio	11.0%	12.1%	4.0%	5.0%
Common Equity Tier 1 capital ratio	28.3	31.2	4.5	6.5
Tier 1 capital ratio	28.3	31.2	6.0	8.0
Total capital ratio	28.5	31.4	8.0	10.0

The following table presents a reconciliation of equity under GAAP to regulatory capital amounts, as of December 31, 2016, for the Bank and the Company (dollars in thousands):

	Bank	Company
Total equity as reported under GAAP	$1,240,252	$1,368,175
Unrealized gains on AFS securities	(4,601)	(4,601)
Total tier 1 capital	1,235,651	1,363,574
ACL	8,521	8,521
Total capital	$1,244,172	$1,372,095

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Asset and Liability Management and Market Risk
For a complete discussion of the Bank's asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Bank's portfolios, see "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K for the year ended September 30, 2016. The analysis presented in the tables below reflects the level of market risk at the Bank, including the cash the holding company has on deposit at the Bank.

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

At December 31, 2016, the Bank's one-year gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice was $234.2 million, or 2.56% of total assets, compared to $1.07 billion, or 11.54% of total assets, at September 30, 2016. The decrease in the one-year gap amount at December 31, 2016 compared to September 30, 2016 was due primarily to an increase in interest rates between the two periods. As interest rates rise, borrowers have less economic incentive to refinance their mortgages and agency debt issuers have less economic incentive to exercise their call options in order to issue new debt at lower interest rates. This resulted in lower projected cash flows on these assets over the next year compared to the previous quarter. In addition, lower cash balances and an increase in borrowings repricing reduced the one-year gap compared to the prior quarter.

The majority of interest-earning assets anticipated to reprice in the coming year are repayments and prepayments on mortgage loans and MBS, both of which include the option to prepay without a fee being paid by the contract holder. The amount of interest-bearing liabilities expected to reprice in a given period is not typically impacted significantly by changes in interest rates because the Bank's borrowings and certificate of deposit portfolios have contractual maturities and generally cannot be terminated early without a prepayment penalty. As interest rates rise, the amount of interest-earning assets expected to reprice is likely to decrease from estimated levels as borrowers have less economic incentive to modify their cost of borrowings. If interest rates were to increase 200 basis points, as of December 31, 2016, the Bank's one-year gap is projected to be $(254.3) million, or (2.78)% of total assets. That compares to a one-year gap of $208.7 million, or 2.25% of total assets, if interest rates were to have increased 200 basis points as of September 30, 2016.

During the current quarter, loan repayments totaled $326.8 million and cash flows from the securities portfolio totaled $138.6 million. Total cash flows from fixed-rate liabilities that repriced during the current quarter were approximately $468.2 million. The asset cash flows of $465.4 million were reinvested into new assets at current market interest rates or were used to repay borrowings. While not every quarter has asset and liability cash flows matching so closely, these offsetting cash flows allow the Bank to manage its interest rate risk and gap position more precisely than if the Bank did not have offsetting cash flows due to its mix of assets or maturity structure of liabilities.

Other strategies include managing the Bank's wholesale assets and liabilities. The Bank uses long-term fixed-rate borrowings with no embedded options to lengthen the average life of the Bank's liabilities. The fixed-rate characteristics of these borrowings lock in the cost until maturity and thus decrease the amount of liabilities repricing as interest rates move higher compared to funding with lower-cost short-term borrowings. These borrowings are laddered in order to prevent large amounts of liabilities repricing in any one period. The WAL of the Bank's term borrowings as of December 31, 2016 was 2.7 years.

The Bank uses the securities portfolio to shorten the overall duration of the Bank's assets. Purchases in the securities portfolio over the past couple of years have primarily been focused on callable agency debentures with maturities no longer than five years, shorter duration MBS, and adjustable-rate MBS. These shorter duration securities provide a steady source of cash flow that can be reinvested as interest rates rise or used to purchase higher-yielding assets. The WAL of the Bank's securities portfolio as of December 31, 2016 was 3.1 years.

In addition to the wholesale strategies, the Bank has sought to increase core deposits and long-term certificates of deposit. Core deposits are expected to reduce the risk of higher interest rates because their interest rates are not expected to increase significantly as market interest rates rise. Specifically, checking accounts and savings accounts have had minimal interest rate fluctuations throughout historical interest rate cycles, though no assurance can be given that this will be the case in future interest rate cycles. The balances and rates of these accounts have historically tended to remain very stable over time, giving them the characteristic of long-term liabilities. The Bank uses historical data pertaining to these accounts to estimate their future balances. At December 31, 2016 the WAL of the Bank's transaction accounts was 7.8 years.

Over the last couple years, the Bank has priced long-term certificates of deposit more aggressively than short-term certificates of deposit with the goal of giving customers incentive to move funds into longer-term certificates of deposit when interest rates were lower. Long-term certificates of deposit reduce the amount of liabilities repricing as interest rates rise. The WAL of the Bank's retail certificate of deposit portfolio as of December 31, 2016 was 1.9 years, up from 1.6 years at December 31, 2014.

Because of the on-balance sheet strategies implemented over the past several years, management believes the Bank is well-positioned to move into a market rate environment where interest rates are higher.

The following gap table summarizes the anticipated maturities or repricing periods of the Bank's interest-earning assets and interest-bearing liabilities based on the information and assumptions set forth in the notes below. Cash flow projections for mortgage-related assets are calculated based in part on prepayment assumptions at current and projected interest rates. Prepayment projections are subjective in nature, involve uncertainties and assumptions and, therefore, cannot be determined with a high degree of accuracy. Although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates. Assumptions may not reflect how actual yields and costs respond to market interest rate changes. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgage ("ARM") loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the gap table below. A positive gap indicates more cash flows from assets are expected to reprice than cash flows from liabilities and would indicate, in a rising rate environment, that earnings should increase. A negative gap indicates more cash flows from liabilities are expected to reprice than cash flows from assets and would indicate, in a rising rate environment, that earnings should decrease. For additional information regarding the impact of changes in interest rates, see the following Percentage Change in Net Interest Income and Percentage Change in MVPE discussions and tables.

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$1,773,256	$1,839,049	$1,158,065	$2,504,426	$7,274,796
Securities(2)	579,662	505,515	267,779	161,654	1,514,610
Other interest-earning assets	122,387	—	—	—	122,387
Total interest-earning assets	2,475,305	2,344,564	1,425,844	2,666,080	8,911,793

Interest-bearing liabilities:
Non-maturity deposits(3)	423,885	429,350	307,866	1,329,992	2,491,093
Certificates of deposit	1,217,265	974,488	592,268	1,172	2,785,193
Borrowings(4)	600,000	825,000	750,000	343,790	2,518,790
Total interest-bearing liabilities	2,241,150	2,228,838	1,650,134	1,674,954	7,795,076

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$234,155	$115,726	$(224,290)	$991,126	$1,116,717

Cumulative excess of interest-earning assets over
interest-bearing liabilities	$234,155	$349,881	$125,591	$1,116,717

Cumulative excess of interest-earning assets over interest-bearing liabilities as a percent of total Bank assets at:
December 31, 2016	2.56%	3.83%	1.37%	12.22%
September 30, 2016	11.54

Cumulative one-year gap - interest rates +200 bps at:
December 31, 2016	(2.78)
September 30, 2016	2.25

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

(2)
MBS reflect projected prepayments at amortized cost. Investment securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of December 31, 2016, at amortized cost.

(3)
Although the Bank's checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts is based on assumptions developed from our actual experiences with these accounts. If all of the Bank's checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $1.83 billion, for a cumulative one-year gap of -20.1% of total assets.

(4)	Borrowings exclude deferred prepayment penalty costs.

For each date presented in the following table, the estimated change in the Bank's net interest income is based on the indicated instantaneous, parallel and permanent change in interest rates presented. The change in each interest rate environment represents the difference between estimated net interest income in the 0 basis point interest rate environment ("base case," assumes the forward market and product interest rates implied by the yield curve are realized) and the estimated net interest income in each alternative interest rate environment (assumes market and product interest rates have a parallel shift in rates across all maturities by the indicated change in rates). Projected cash flows for each scenario are based upon varying prepayment assumptions to model likely customer behavior changes as market rates change. At all dates presented, the three-month Treasury bill yield was less than one percent, so the -100 basis points scenario was not applicable. Estimations of net interest income used in preparing the table below were based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change materially and that any repricing of assets or liabilities occurs at anticipated product and market rates for the alternative rate environments as of the dates presented. The estimation of net interest income does not include any projected gains or losses related to the sale of loans or securities, or income derived from non-interest income sources, but does include the use of different prepayment assumptions in the alternative interest rate environments. It is important to consider that estimated changes in net interest income are for a cumulative four-quarter period. These do not reflect the earnings expectations of management.

Change	Net Interest Income At
(in Basis Points)	December 31, 2016			September 30, 2016
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100 bp	N/A	N/A	N/A	N/A	N/A	N/A
000 bp	$194,383	$—	—%	$188,696	$—	—%
+100 bp	194,892	509	0.26	192,921	4,225	2.24
+200 bp	193,781	(602)	(0.31)	194,919	6,223	3.30
+300 bp	191,481	(2,902)	(1.49)	195,187	6,491	3.44

(1)	Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The increase in net interest income projection in the base case scenario at December 31, 2016 as compared to September 30, 2016 was due to the increase in market interest rates, specifically long-term interest rates, during the quarter. The Bank's one-year gap amount was positive for both periods. Therefore, as market interest rates rise, the Bank's assets are projected to reprice higher at a faster pace than liabilities. The net interest income projections were negative in the +200 and +300 basis point scenarios at December 31, 2016 compared to being positive at September 30, 2016. This change was due primarily to higher market interest rates at December 31, 2016, which resulted in a decrease in the Bank's one-year gap. As interest rates rise, the one-year gap will eventually become negative due to a reduction in cash flows from the Bank's mortgage-related assets and callable agency debentures. At December 31, 2016, as interest rates move higher in the +200 and +300 basis point scenarios, liabilities would reprice to higher interest rates at a faster pace than assets and have a negative impact to the Bank's net interest income projection.

The following table sets forth the estimated change in the MVPE for each date presented based on the indicated instantaneous, parallel, and permanent change in interest rates. The change in each interest rate environment represents the difference between the MVPE in the base case (assumes the forward market interest rates implied by the yield curve are realized) and the MVPE in each alternative interest rate environment (assumes market interest rates have a parallel shift in rates). At the dates presented, the three-month Treasury bill yield was less than one percent, so the -100 basis points scenario was not applicable. Projected cash flows for each scenario are based upon varying prepayment assumptions to model likely customer behavior changes as market rates change. The estimations of the MVPE used in preparing the table below were based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change, that any repricing of assets or liabilities occurs at current product or market rates for the alternative rate environments as of the dates presented, and that different prepayment rates were used in each alternative interest rate environment. The estimated MVPE results from the valuation of cash flows from financial assets and liabilities over the anticipated lives of each for each interest rate environment. The table below presents the effects of the changes in interest rates on our assets and liabilities as they mature, repay, or reprice, as shown by the change in the MVPE for alternative interest rates.

Change	Market Value of Portfolio Equity At
(in Basis Points)	December 31, 2016			September 30, 2016
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100 bp	N/A	N/A	N/A	N/A	N/A	N/A
000 bp	$1,380,415	$—	—%	$1,448,758	$—	—%
+100 bp	1,205,628	(174,787)	(12.66)	1,364,879	(83,879)	(5.79)
+200 bp	992,814	(387,601)	(28.08)	1,208,130	(240,628)	(16.61)
+300 bp	772,036	(608,379)	(44.07)	1,014,446	(434,312)	(29.98)

(1)	Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The percentage change in the Bank's MVPE at December 31, 2016 was more adversely impacted in the increasing interest rate scenarios than at September 30, 2016 due primarily to market interest rates being higher at December 31, 2016. As interest rates increase, repayments on mortgage-related assets are more likely to decrease and only be realized through significant changes in borrowers' lives such as divorce, death, job-related relocations, or other events as there is less economic incentive for borrowers to prepay their debt. This results in an increase in the average life of mortgage-related assets. Similarly, call projections for the Bank's callable agency debentures decrease as interest rates rise, which results in cash flows related to these assets moving closer to the contractual maturity dates. The higher expected average lives of these assets, relative to the assumptions in the base case interest rate environment, increases the sensitivity of their market value to changes in interest rates. As a result, the projected decrease in the market value of the Bank's financial assets was more significant than the projected decrease in the market value of its financial liabilities, which resulted in a projected decrease in MVPE in all of the rising interest rate scenarios presented.

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

	December 31, 2016
	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Investment securities	$355,681	1.27%	2.0	23.4%	4.0%
MBS - fixed	787,001	2.14	2.8	51.7	8.9
MBS - adjustable	379,325	2.26	4.8	24.9	4.3
Total securities	1,522,007	1.97	3.1	100.0%	17.2
Loans receivable:
Fixed-rate one- to four-family:
<= 15 years	1,271,717	3.11	4.1	18.0%	14.4
> 15 years	4,287,349	3.86	6.3	60.7	48.5
All other fixed-rate loans	204,035	4.26	3.2	2.9	2.3
Total fixed-rate loans	5,763,101	3.71	5.7	81.6	65.2
Adjustable-rate one- to four-family:
<= 36 months	285,458	1.76	3.8	4.0	3.2
> 36 months	872,341	2.97	2.8	12.4	9.9
All other adjustable-rate loans	140,657	4.50	2.0	2.0	1.6
Total adjustable-rate loans	1,298,456	2.87	3.0	18.4	14.7
Total loans receivable	7,061,557	3.55	5.2	100.0%	79.9
FHLB stock	105,364	5.98	2.7		1.2
Cash and cash equivalents	150,560	0.73	—		1.7
Total interest-earning assets	$8,839,488	3.27	4.7		100.0%

Non-maturity deposits	$2,407,481	0.16	7.8	46.4%	31.4%
Retail certificates of deposit	2,414,489	1.44	1.9	46.5	31.5
Public units	370,704	0.74	0.6	7.1	4.8
Total deposits	5,192,674	0.80	4.5	100.0%	67.7
Term borrowings	2,475,000	2.35	2.7		32.3
Total interest-bearing liabilities	$7,667,674	1.30	3.9		100.0%

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of December 31, 2016. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2016, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Company and the Bank are involved as plaintiff or defendant in various legal actions arising in the normal course of business. In our opinion, after consultation with legal counsel, we believe it unlikely that such pending legal actions will have a material adverse effect on our financial condition, results of operations or liquidity.
Item 1A. Risk Factors
There have been no material changes to our risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See "Liquidity and Capital Resources - Capital" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding OCC restrictions on dividends from the Bank to the Company.

The following table summarizes our share repurchase activity during the three months ended December 31, 2016 and additional information regarding our share repurchase program. In October 2015, the Company announced a stock repurchase plan for up to $70.0 million of common stock. It is anticipated that shares will be purchased from time to time in the open-market based upon market conditions and available liquidity. There is no expiration for this repurchase plan.

				Approximate
	Total		Total Number of	Dollar Value of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
	Purchased	per Share	Announced Plans	Under the Plan
October 1, 2016 through
October 31, 2016	—	$—	—	$70,000,000
November 1, 2016 through
November 30, 2016	—	—	—	70,000,000
December 1, 2016 through
December 31, 2016	—	—	—	70,000,000
Total	—	—	—	70,000,000

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: February 9, 2017	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and Chief Executive Officer

Date: February 9, 2017	By:	/s/ Kent G. Townsend
Kent G. Townsend, Executive Vice President,
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Document
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

10.1(iv)	Form of Change of Control Agreement with Daniel L. Lehman filed on November 29, 2016 as Exhibit 10.1(v) to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
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
The following information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016, filed with the Securities and Exchange Commission on February 9, 2017, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at December 31, 2016 and September 30, 2016, (ii) Consolidated Statements of Income for the three months ended December 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three months ended December 31, 2016 and 2015, (iv) Consolidated Statement of Stockholders' Equity for the three months ended December 31, 2016, (v) Consolidated Statements of Cash Flows for the three months ended December 31, 2016 and 2015, and (vi) Notes to the Unaudited Consolidated Financial Statements