Form 10-Q
period 2017-03-31
Capitol Federal Financial Inc
filed 2017-05-10
CIK 1490906

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
_________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller Reporting Company ☐		Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 4, 2017, there were 138,201,735 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
	(Unaudited)
	March 31,	September 30,
	2017	2016
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $226,160 and $267,829)	$240,587	$281,764
Securities:
Available-for-sale ("AFS"), at estimated fair value (amortized cost of $458,295 and $517,791)	465,083	527,301
Held-to-maturity ("HTM"), at amortized cost (estimated fair value of $959,541 and $1,122,867)	954,110	1,100,874
Loans receivable, net (allowance for credit losses ("ACL") of $8,447 and $8,540)	7,193,721	6,958,024
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	105,475	109,970
Premises and equipment, net	83,248	83,221
Other assets	204,166	206,093
TOTAL ASSETS	$9,246,390	$9,267,247

LIABILITIES:
Deposits	$5,269,234	$5,164,018
FHLB borrowings	2,273,113	2,372,389
Repurchase agreements	200,000	200,000
Advance payments by borrowers for taxes and insurance	54,790	62,643
Income taxes payable, net	728	310
Deferred income tax liabilities, net	24,860	25,374
Accounts payable and accrued expenses	41,376	49,549
Total liabilities	7,864,101	7,874,283

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 138,187,735 and 137,486,172
shares issued and outstanding as of March 31, 2017 and September 30, 2016, respectively	1,382	1,375
Additional paid-in capital	1,166,459	1,156,855
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(38,821)	(39,647)
Retained earnings	249,047	268,466
Accumulated other comprehensive income ("AOCI"), net of tax	4,222	5,915
Total stockholders' equity	1,382,289	1,392,964
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,246,390	$9,267,247

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
INTEREST AND DIVIDEND INCOME:
Loans receivable	$63,106	$60,732	$125,051	$120,955
Mortgage-backed securities ("MBS")	6,191	7,702	12,553	15,533
Cash and cash equivalents	4,132	2,707	7,101	4,327
FHLB stock	3,100	3,006	6,039	6,158
Investment securities	1,131	1,485	2,238	3,018
Total interest and dividend income	77,660	75,632	152,982	149,991
INTEREST EXPENSE:
FHLB borrowings	16,771	16,394	32,888	32,468
Deposits	10,364	9,213	20,760	18,012
Repurchase agreements	1,471	1,487	2,974	2,991
Total interest expense	28,606	27,094	56,622	53,471
NET INTEREST INCOME	49,054	48,538	96,360	96,520
PROVISION FOR CREDIT LOSSES	—	—	—	—
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	49,054	48,538	96,360	96,520
NON-INTEREST INCOME:
Retail fees and charges	3,582	3,558	7,291	7,372
Income from bank-owned life insurance ("BOLI")	573	1,459	1,096	2,162
Other non-interest income	1,418	1,609	2,454	2,658
Total non-interest income	5,573	6,626	10,841	12,192
NON-INTEREST EXPENSE:
Salaries and employee benefits	10,544	10,288	21,178	20,775
Information technology and communications	2,768	2,609	5,602	5,167
Occupancy, net	2,764	2,616	5,439	5,288
Deposit and loan transaction costs	1,228	1,396	2,614	2,670
Regulatory and outside services	1,265	1,144	2,611	2,630
Advertising and promotional	1,263	983	1,953	2,137
Federal insurance premium	878	1,399	1,772	2,781
Office supplies and related expense	541	584	978	1,471
Low income housing partnerships	—	1,321	—	2,094
Other non-interest expense	686	1,086	1,387	2,003
Total non-interest expense	21,937	23,426	43,534	47,016
INCOME BEFORE INCOME TAX EXPENSE	32,690	31,738	63,667	61,696
INCOME TAX EXPENSE	11,103	10,211	21,502	19,451
NET INCOME	$21,587	$21,527	$42,165	$42,245

Basic earnings per share ("EPS")	$0.16	$0.16	$0.31	$0.32
Diluted EPS	$0.16	$0.16	$0.31	$0.32
Dividends declared per share	$0.09	$0.09	$0.46	$0.42

Basic weighted average common shares	134,066,189	132,960,030	133,879,350	132,890,781
Diluted weighted average common shares	134,258,822	133,031,042	134,102,447	132,971,254

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net income	$21,587	$21,527	$42,165	$42,245
Other comprehensive income (loss), net of tax:
Changes in unrealized holding gains (losses) on AFS securities,
net of taxes of $230, $(874), $1,029 and $826	(379)	1,438	(1,693)	(1,360)
Comprehensive income	$21,208	$22,965	$40,472	$40,885

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)

		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at October 1, 2016	$1,375	$1,156,855	$(39,647)	$268,466	$5,915	$1,392,964
Net income				42,165		42,165
Other comprehensive income (loss), net of tax					(1,693)	(1,693)
ESOP activity, net		443	826			1,269
Restricted stock activity, net		40				40
Stock-based compensation		330				330
Stock options exercised	7	8,791				8,798
Cash dividends to stockholders ($0.46 per share)				(61,584)		(61,584)
Balance at March 31, 2017	$1,382	$1,166,459	$(38,821)	$249,047	$4,222	$1,382,289

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Six Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,165	$42,245
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(6,039)	(6,158)
Amortization and accretion of premiums and discounts on securities	2,438	2,486
Depreciation and amortization of premises and equipment	3,831	3,475
Amortization of deferred amounts related to FHLB advances, net	724	1,135
Common stock committed to be released for allocation - ESOP	1,269	1,039
Stock-based compensation	330	783
Changes in:
Other assets, net	1,178	353
Income taxes payable/receivable	651	3,240
Accounts payable and accrued expenses	(8,086)	(4,901)
Net cash provided by operating activities	38,461	43,697

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(37,425)	(74,987)
Purchase of HTM securities	—	(144,392)
Proceeds from calls, maturities and principal reductions of AFS securities	96,902	153,512
Proceeds from calls, maturities and principal reductions of HTM securities	144,345	142,223
Proceeds from the redemption of FHLB stock	193,450	189,000
Purchase of FHLB stock	(182,916)	(146,680)
Net increase in loans receivable	(237,470)	(146,790)
Purchase of premises and equipment	(3,966)	(8,446)
Proceeds from sale of other real estate owned ("OREO")	2,865	1,096
Proceeds from BOLI death benefit	—	783
Net cash used in investing activities	(24,215)	(34,681)

		(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Six Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(61,584)	(55,856)
Net change in deposits	105,216	287,309
Proceeds from borrowings	2,100,000	3,600,000
Repayments on borrowings	(2,200,000)	(4,400,000)
Change in advance payments by borrowers for taxes and insurance	(7,853)	(9,589)
Stock options exercised	8,476	299
Excess tax benefits from stock options	322	—
Net cash used in financing activities	(55,423)	(577,837)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(41,177)	(568,821)

CASH AND CASH EQUIVALENTS:
Beginning of period	281,764	772,632
End of period	$240,587	$203,811

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$17,996	$16,212
Interest payments	$57,140	$51,766

See accompanying notes to consolidated financial statements.		(Concluded)

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

Net Presentation of Cash Flows Related to Borrowings - Beginning in fiscal year 2014, the Bank implemented a leverage strategy ("leverage strategy") to increase earnings. This leverage strategy involves borrowing up to $2.10 billion either on the Bank's FHLB line of credit or by entering into short-term FHLB advances, depending on the rates offered by the FHLB at the time of the borrowings, with some or all of the balance being repaid prior to the end of each quarter for regulatory purposes. Proceeds from the borrowings, net of required FHLB stock holdings, are deposited at the Federal Reserve Bank of Kansas City (the "FRB of Kansas City"). The contractual maturities of the FHLB advances utilized in conjunction with the leverage strategy beginning in the current fiscal year are seven days or less; therefore, cash flows related to these advances are reported on a net basis within the consolidated statements of cash flows.

Low Income Housing Partnerships - As part of the Bank's community reinvestment initiatives, the Bank invests in affordable housing limited partnerships ("low income housing partnerships") that make equity investments in affordable housing properties.  The Bank is a limited partner in each partnership in which it invests.  A separate, unrelated third party is the general partner.  The Bank receives affordable housing tax credits and other tax benefits for these investments. Prior to October 1, 2016, the Bank accounted for its low income housing partnership investments using the equity method of accounting, as two of the Bank's officers were involved in the operational management of the low income housing partnership investment group. On October 1, 2016, due to both officers' resignation from operational management, the Bank began using the proportional method of accounting for its low income housing partnership investments.

Recent Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. The ASU, as amended, clarifies principles for recognizing revenue and provides a common revenue standard for GAAP and International Financial Reporting Standards. Additionally, the ASU provides implementation guidance on several topics and requires entities to disclose both quantitative and qualitative information regarding contracts with customers. ASU 2014-09 will become effective for the Company on October 1, 2018. The scope of the amended ASU explicitly excludes interest income from loans and securities; therefore, the Company anticipates that the majority of its revenue will not be within the scope of the amended ASU. The Company is continuing to evaluate the amended ASU and its impact on the Company's consolidated financial condition, results of operations, and disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments, Recognition and Measurement of Financial Assets and Liabilities. The ASU supersedes certain accounting guidance related to equity securities with readily determinable fair values and the related impairment assessment. An entity's equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this ASU. The ASU requires public business entities to utilize the exit price notation in determining fair value for financial instruments measured at amortized cost on the balance sheet. The ASU requires additional reporting in other comprehensive income for financial liabilities measured at fair value in accordance with the fair value option. The ASU also requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balances or in the notes to the financial statements. ASU 2016-01 will become effective for the Company on October 1, 2018. Early adoption is not permitted except in certain circumstances. The Company is currently evaluating the impact that this ASU may have on the Company's consolidated financial condition, results of operations and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. The ASU amends lease accounting guidance by requiring that lessees recognize the assets and liabilities arising from leases on the balance sheet. Additionally, the ASU requires entities to disclose both quantitative and qualitative information regarding their leasing activities. ASU 2016-02 will become effective for the Company on October 1, 2019. Early adoption is permitted. The Company is currently in the process of accumulating lease data and developing an inventory of leases. The Company expects to recognize right-of-use assets and lease liabilities for substantially all of its operating lease commitments based on the present value of unpaid lease payments as of the date of adoption. The Company is continuing to evaluate the impact this ASU may have on the Company's consolidated financial condition, results of operations and disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, along with simplifying the classification in the statement of cash flows. The ASU will become effective for the Company on October 1, 2017. Upon adoption, the Company intends to elect to account for forfeitures of stock-based compensation awards when they occur. The Company plans to recognize excess tax benefits and tax deficiencies in income tax expense on the consolidated statements of income and present them within operating activities on the consolidated statements of cash flows. While the adoption of the ASU is not expected to have a material impact on the Company's consolidated financial condition or results of operations, the impact of tax benefits and the timing of their recognition within income tax expense is unpredictable, as these benefits are recognized primarily as a result of stock options being exercised.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU replaces the incurred loss impairment methodology in current GAAP, which requires credit losses to be recognized when it is probable that a loss has incurred, with a new impairment methodology. The new impairment methodology requires an entity to measure, at each reporting date, the expected credit losses of financial assets not measured at fair value, such as loans, HTM debt securities, and loan commitments, over their contractual lives. Under the new impairment methodology, expected credit losses will be measured at each reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Additionally, the ASU amends the current credit loss measurements for AFS debt securities. Credit losses related to AFS debt securities will be recorded through the ACL rather than as a direct write-down as per current GAAP. The ASU also requires enhanced disclosures related to credit quality and significant estimates and judgments used by management when estimating credit losses. The ASU will become effective for the Company on October 1, 2020. Early adoption is permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating the ASU and is in the process of reviewing its systems and processes to support the data required to implement the ASU.

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities. The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. Under current GAAP, premiums on callable debt securities generally are amortized to the maturity date. The ASU will become effective for the Company on October 1, 2019. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the ASU, but the ASU is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

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

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(Dollars in thousands, except per share amounts)
Net income	$21,587	$21,527	$42,165	$42,245
Income allocated to participating securities	(12)	(16)	(25)	(43)
Net income available to common stockholders	$21,575	$21,511	$42,140	$42,202

Average common shares outstanding	134,024,890	132,918,277	133,858,701	132,869,793
Average committed ESOP shares outstanding	41,299	41,753	20,649	20,988
Total basic average common shares outstanding	134,066,189	132,960,030	133,879,350	132,890,781

Effect of dilutive stock options	192,633	71,012	223,097	80,473

Total diluted average common shares outstanding	134,258,822	133,031,042	134,102,447	132,971,254

Net EPS:
Basic	$0.16	$0.16	$0.31	$0.32
Diluted	$0.16	$0.16	$0.31	$0.32

Antidilutive stock options, excluded from the diluted average
common shares outstanding calculation	187,327	921,199	212,133	898,386

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS and HTM securities at the dates presented. The majority of the MBS and investment securities portfolios are composed of securities issued by United States government-sponsored enterprises ("GSEs").

	March 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$296,266	$63	$741	$295,588
MBS	158,414	7,676	39	166,051
Trust preferred securities	2,080	—	166	1,914
Municipal bonds	1,535	—	5	1,530
	$458,295	$7,739	$951	$465,083
HTM:
MBS	$924,819	$11,845	$6,456	$930,208
Municipal bonds	29,291	101	59	29,333
	$954,110	$11,946	$6,515	$959,541

	September 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$346,226	$815	$3	$347,038
MBS	169,442	9,069	4	178,507
Trust preferred securities	2,123	—	367	1,756
	$517,791	$9,884	$374	$527,301
HTM:
MBS	$1,067,571	$22,862	$1,219	$1,089,214
Municipal bonds	33,303	357	7	33,653
	$1,100,874	$23,219	$1,226	$1,122,867

The following tables summarize the estimated fair value and gross unrealized losses of those securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	March 31, 2017
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	$199,231	$741	$—	$—
MBS	10,628	34	629	5
Trust preferred securities	—	—	1,914	166
Municipal bonds	1,530	5	—	—
	$211,389	$780	$2,543	$171

HTM:
MBS	$448,666	$4,533	$85,249	$1,923
Municipal bonds	9,062	57	447	2
	$457,728	$4,590	$85,696	$1,925

	September 30, 2016
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	$24,997	$3	$—	$—
MBS	—	—	654	4
Trust preferred securities	—	—	1,756	367
	$24,997	$3	$2,410	$371

HTM:
MBS	$147,930	$538	$66,646	$681
Municipal bonds	4,771	6	391	1
	$152,701	$544	$67,037	$682

The unrealized losses at March 31, 2017 and September 30, 2016 were primarily a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. The impairment is also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities, nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity. As a result of the analysis, management has concluded that no other-than-temporary impairments existed at March 31, 2017 or September 30, 2016.

The amortized cost and estimated fair value of debt securities as of March 31, 2017, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without prepayment penalty. For this reason, MBS are not included in the maturity categories.

	AFS		HTM
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
One year or less	$75,020	$75,020	$6,105	$6,142
One year through five years	222,781	222,098	20,997	20,986
Five years through ten years	—	—	2,189	2,205
Ten years and thereafter	2,080	1,914	—	—
	299,881	299,032	29,291	29,333
MBS	158,414	166,051	924,819	930,208
	$458,295	$465,083	$954,110	$959,541

The following table presents the taxable and non-taxable components of interest income on investment securities for the periods presented.

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(Dollars in thousands)
Taxable	$1,000	$1,314	$1,964	$2,668
Non-taxable	131	171	274	350
	$1,131	$1,485	$2,238	$3,018

The following table summarizes the carrying value of securities pledged as collateral for the obligations indicated below as of the dates presented.

	March 31, 2017	September 30, 2016
	(Dollars in thousands)
Public unit deposits	$394,335	$419,282
Repurchase agreements	214,773	217,374
FRB of Kansas City	13,686	15,938
	$622,794	$652,594

4. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at the dates presented is summarized as follows:

	March 31, 2017	September 30, 2016
	(Dollars in thousands)
Real estate loans:
One- to four-family:
Originated	$4,025,985	$4,005,615
Correspondent purchased	2,396,663	2,206,072
Bulk purchased	385,700	416,653
Construction	30,818	39,430
Total	6,839,166	6,667,770
Commercial:
Permanent	102,806	110,768
Construction	116,471	43,375
Total	219,277	154,143
Total real estate loans	7,058,443	6,821,913

Consumer loans:
Home equity	119,434	123,345
Other	4,469	4,264
Total consumer loans	123,903	127,609

Total loans receivable	7,182,346	6,949,522

Less:
ACL	8,447	8,540
Discounts/unearned loan fees	25,318	24,933
Premiums/deferred costs	(45,140)	(41,975)
	$7,193,721	$6,958,024

Lending Practices and Underwriting Standards - Originating and purchasing one- to four-family loans is the Bank's primary lending business, resulting in a loan concentration in residential first mortgage loans. The Bank purchases one- to four-family loans, on a loan-by-loan basis, from a select group of correspondent lenders. The Bank also originates consumer loans primarily secured by one- to four-family residential properties and originates and participates in commercial real estate loans. As a result of our one- to four-family lending activities, the Bank has a concentration of loans secured by real property located in Kansas and Missouri.

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

Credit Quality Indicators - Based on the Bank's lending emphasis and underwriting standards, management has segmented the loan portfolio into three segments: (1) one- to four-family; (2) consumer; and (3) commercial real estate. The one- to four-family and consumer loan portfolios are further segmented into classes for purposes of providing disaggregated information about the credit quality of the loan portfolio. The classes are: one- to four-family - originated, one- to four-family - correspondent purchased, one- to four-family - bulk purchased, consumer - home equity, and consumer - other. The one- to four-family - correspondent purchased class was segregated from the one- to four-family originated class in the current fiscal year due to the size of the portfolio along with the loan product composition, geographic locations and inherent credit risks within the portfolio. The prior period information presented within this note has been conformed to the new loan class presentation.

The Bank's primary credit quality indicators for the one- to four-family and consumer - home equity loan portfolios are delinquency status, asset classifications, LTV ratios, and borrower credit scores. The Bank's primary credit quality indicators for the commercial real estate and consumer - other loan portfolios are delinquency status and asset classifications.

The following tables present the recorded investment, by class, in loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total recorded investment at the dates presented. The recorded investment in loans is defined as the unpaid principal balance of a loan, less charge-offs and inclusive of unearned loan fees and deferred costs. At March 31, 2017 and September 30, 2016, all loans 90 or more days delinquent were on nonaccrual status.

	March 31, 2017
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family - originated	$10,853	$5,333	$16,186	$4,025,590	$4,041,776
One- to four-family - correspondent	749	908	1,657	2,428,961	2,430,618
One- to four-family - bulk purchased	3,556	7,178	10,734	376,937	387,671
Commercial real estate	—	—	—	218,200	218,200
Consumer - home equity	761	423	1,184	118,250	119,434
Consumer - other	34	7	41	4,428	4,469
	$15,953	$13,849	$29,802	$7,172,366	$7,202,168

	September 30, 2016
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family - originated	$13,545	$8,153	$21,698	$4,007,012	$4,028,710
One- to four-family - correspondent	3,389	992	4,381	2,233,941	2,238,322
One- to four-family - bulk purchased	5,082	7,380	12,462	406,379	418,841
Commercial real estate	—	—	—	153,082	153,082
Consumer - home equity	635	520	1,155	122,190	123,345
Consumer - other	62	9	71	4,193	4,264
	$22,713	$17,054	$39,767	$6,926,797	$6,966,564

The recorded investment of mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of March 31, 2017 and September 30, 2016 was $7.2 million and $5.7 million, respectively, which is included in loans 90 or more days delinquent or in foreclosure in the table above.   The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure was $2.7 million at March 31, 2017 and $2.5 million at September 30, 2016.

The following table presents the recorded investment, by class, in loans classified as nonaccrual at the dates presented.

	March 31, 2017	September 30, 2016
	(Dollars in thousands)
One- to four-family - originated	$15,974	$17,086
One- to four-family - correspondent	1,497	3,788
One- to four-family - bulk purchased	7,991	7,411
Commercial real estate	—	—
Consumer - home equity	770	848
Consumer - other	7	10
	$26,239	$29,143

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

	March 31, 2017		September 30, 2016
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family - originated	$9,081	$29,167	$10,242	$27,818
One- to four-family - correspondent	365	5,269	2,496	5,168
One- to four-family - bulk purchased	867	11,069	1,156	11,480
Commercial real estate	—	—	—	—
Consumer - home equity	41	1,463	54	1,431
Consumer - other	—	17	8	16
	$10,354	$46,985	$13,956	$45,913

The following table shows the weighted average credit score and weighted average LTV for one- to four-family loans and consumer home equity loans at the dates presented. Borrower credit scores are intended to provide an indication as to the likelihood that a borrower will repay their debts. Credit scores are updated at least semiannually, with the last update in March 2017, from a nationally recognized consumer rating agency. The LTV ratios provide an estimate of the extent to which the Bank may incur a loss on any given loan that may go into foreclosure. The consumer - home equity LTV does not take into account the first lien position, if applicable.  The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

	March 31, 2017		September 30, 2016
	Credit Score	LTV	Credit Score	LTV
One- to four-family - originated	767	63%	766	63%
One- to four-family - correspondent	764	68	764	68
One- to four-family - bulk purchased	754	63	753	64
Consumer - home equity	756	19	755	20
	765	64	764	64

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

	For the Three Months Ended			For the Six Months Ended
	March 31, 2017			March 31, 2017
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family - originated	43	$5,360	$5,492	81	$9,288	$9,677
One- to four-family - correspondent	3	260	261	3	260	261
One- to four-family - purchased	2	687	700	2	687	700
Commercial real estate	—	—	—	—	—	—
Consumer - home equity	6	111	115	14	317	327
Consumer - other	—	—	—	—	—	—
	54	$6,418	$6,568	100	$10,552	$10,965

	For the Three Months Ended			For the Six Months Ended
	March 31, 2016			March 31, 2016
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family - originated	28	$3,433	$3,542	58	$6,539	$6,707
One- to four-family - correspondent	4	826	833	4	826	833
One- to four-family - bulk purchased	—	—	—	1	123	122
Commercial real estate	—	—	—	—	—	—
Consumer - home equity	1	3	3	5	64	64
Consumer - other	1	8	8	1	8	8
	34	$4,270	$4,386	69	$7,560	$7,734

The following table provides information on TDRs that became delinquent during the periods presented within 12 months after being restructured.

	For the Three Months Ended				For the Six Months Ended
	March 31, 2017		March 31, 2016		March 31, 2017		March 31, 2016
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment	Contracts	Investment	Contracts	Investment
(Dollars in thousands)
One- to four-family - originated	11	$1,069	16	$1,802	22	$2,047	27	$2,602
One- to four-family - correspondent	—	—	—	—	—	—	—	—
One- to four-family - bulk purchased	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Consumer - home equity	5	224	2	13	9	339	4	91
Consumer - other	—	—	—	—	—	—	—	—
	16	$1,293	18	$1,815	31	$2,386	31	$2,693

Impaired loans - The following information pertains to impaired loans, by class, as of the dates presented. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.

	March 31, 2017			September 30, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	ACL	Investment	Balance	ACL
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$24,560	$25,243	$—	$22,982	$23,640	$—
One- to four-family - correspondent	3,841	3,828	—	2,963	2,950	—
One- to four-family - bulk purchased	10,821	12,388	—	10,985	12,684	—
Commercial real estate	—	—	—	—	—	—
Consumer - home equity	1,164	1,372	—	1,014	1,230	—
Consumer - other	5	26	—	10	42	—
	40,391	42,857	—	37,954	40,546	—
With an allowance recorded
One- to four-family - originated	12,381	12,415	72	13,430	13,476	125
One- to four-family - correspondent	1,993	1,991	7	2,662	2,664	4
One- to four-family - bulk purchased	1,279	1,249	19	1,650	1,627	49
Commercial real estate	—	—	—	—	—	—
Consumer - home equity	394	394	17	548	548	38
Consumer - other	13	13	2	6	6	1
	16,060	16,062	117	18,296	18,321	217
Total
One- to four-family - originated	36,941	37,658	72	36,412	37,116	125
One- to four-family - correspondent	5,834	5,819	7	5,625	5,614	4
One- to four-family - bulk purchased	12,100	13,637	19	12,635	14,311	49
Commercial real estate	—	—	—	—	—	—
Consumer - home equity	1,558	1,766	17	1,562	1,778	38
Consumer - other	18	39	2	16	48	1
	$56,451	$58,919	$117	$56,250	$58,867	$217

The following information pertains to impaired loans, by class, for the periods presented.

	For the Three Months Ended				For the Six Months Ended
	March 31, 2017		March 31, 2016		March 31, 2017		March 31, 2016
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$23,825	$218	$11,381	$119	$23,139	$423	$11,059	$229
One- to four-family - correspondent	4,045	35	203	3	3,498	59	165	6
One- to four-family - bulk purchased	10,877	49	11,637	49	10,846	95	11,218	100
Commercial real estate	—	—	—	—	—	—	—	—
Consumer - home equity	1,080	33	636	15	1,030	63	595	23
Consumer - other	10	—	14	—	10	—	12	—
	39,837	335	23,871	186	38,523	640	23,049	358
With an allowance recorded
One- to four-family - originated	12,145	125	25,437	256	12,859	250	26,089	507
One- to four-family - correspondent	1,477	11	2,216	16	1,982	32	1,783	30
One- to four-family - bulk purchased	1,481	5	1,515	7	1,473	10	2,601	14
Commercial real estate	—	—	—	—	—	—	—	—
Consumer - home equity	505	14	957	15	553	29	963	26
Consumer - other	12	—	17	—	12	—	14	—
	15,620	155	30,142	294	16,879	321	31,450	577
Total
One- to four-family - originated	35,970	343	36,818	375	35,998	673	37,148	736
One- to four-family - correspondent	5,522	46	2,419	19	5,480	91	1,948	36
One- to four-family - bulk purchased	12,358	54	13,152	56	12,319	105	13,819	114
Commercial real estate	—	—	—	—	—	—	—	—
Consumer - home equity	1,585	47	1,593	30	1,583	92	1,558	49
Consumer - other	22	—	31	—	22	—	26	—
	$55,457	$490	$54,013	$480	$55,402	$961	$54,499	$935

Allowance for Credit Losses - The following is a summary of ACL activity, by loan portfolio segment, for the periods presented, and the ending balance of ACL based on the Company's impairment methodology.

	For the Three Months Ended March 31, 2017
	One- to Four-Family
		Correspondent	Bulk		Commercial
	Originated	Purchased	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning balance	$3,743	$2,064	$1,012	$6,819	$1,495	$207	$8,521
Charge-offs	(17)	—	(48)	(65)	—	(17)	(82)
Recoveries	—	—	—	—	—	8	8
Provision for credit losses	(375)	(124)	36	(463)	390	73	—
Ending balance	$3,351	$1,940	$1,000	$6,291	$1,885	$271	$8,447

	For the Six Months Ended March 31, 2017
	One- to Four-Family
		Correspondent	Bulk		Commercial
	Originated	Purchased	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning balance	$3,928	$2,102	$1,065	$7,095	$1,208	$237	$8,540
Charge-offs	(41)	—	(48)	(89)	—	(25)	(114)
Recoveries	—	—	—	—	—	21	21
Provision for credit losses	(536)	(162)	(17)	(715)	677	38	—
Ending balance	$3,351	$1,940	$1,000	$6,291	$1,885	$271	$8,447

	For the Three Months Ended March 31, 2016
	One- to Four-Family
		Correspondent	Bulk		Commercial
	Originated	Purchased	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning balance	$4,812	$2,020	$1,290	$8,122	$801	$278	$9,201
Charge-offs	(17)	—	(38)	(55)	—	(20)	(75)
Recoveries	39	—	18	57	—	10	67
Provision for credit losses	(258)	243	(27)	(42)	36	6	—
Ending balance	$4,576	$2,263	$1,243	$8,082	$837	$274	$9,193

	For the Six Months Ended March 31, 2016
	One- to Four-Family
		Correspondent	Bulk		Commercial
	Originated	Purchased	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning balance	$4,865	$2,115	$1,434	$8,414	$742	$287	$9,443
Charge-offs	(74)	—	(213)	(287)	—	(38)	(325)
Recoveries	42	—	18	60	—	15	75
Provision for credit losses	(257)	148	4	(105)	95	10	—
Ending balance	$4,576	$2,263	$1,243	$8,082	$837	$274	$9,193

The following is a summary of the loan portfolio and related ACL balances, at the dates presented, by loan portfolio segment disaggregated by the Company's impairment method. There was no ACL for loans individually evaluated for impairment at either date as all losses were charged-off.

	March 31, 2017
	One- to Four-Family
		Correspondent	Bulk		Commercial
	Originated	Purchased	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$4,015,889	$2,426,776	$376,595	$6,819,260	$218,200	$122,613	$7,160,073

Recorded investment in loans
individually evaluated for impairment	25,887	3,842	11,076	40,805	—	1,290	42,095
	$4,041,776	$2,430,618	$387,671	$6,860,065	$218,200	$123,903	$7,202,168

ACL for loans collectively
evaluated for impairment	$3,351	$1,940	$1,000	$6,291	$1,885	$271	$8,447

	September 30, 2016
	One- to Four-Family
		Correspondent	Bulk		Commercial
	Originated	Purchased	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$4,003,750	$2,233,347	$407,833	$6,644,930	$153,082	$126,504	$6,924,516

Recorded investment in loans
individually evaluated for impairment	24,960	4,975	11,008	40,943	—	1,105	42,048
	$4,028,710	$2,238,322	$418,841	$6,685,873	$153,082	$127,609	$6,966,564

ACL for loans collectively
evaluated for impairment	$3,928	$2,102	$1,065	$7,095	$1,208	$237	$8,540

5. LOW INCOME HOUSING PARTNERSHIPS
The Bank's investment in low income housing partnerships, which is included in other assets in the consolidated balance sheets, was $55.8 million and $58.0 million at March 31, 2017 and September 30, 2016, respectively.  The Bank's obligations related to unfunded commitments, which are included in accounts payable and accrued expenses in the consolidated balance sheets, were $24.5 million and $27.2 million at March 31, 2017 and September 30, 2016, respectively. The majority of the commitments at March 31, 2017 are projected to be funded through the end of calendar year 2019.

For the six months ended March 31, 2017, the net income tax benefit associated with these investments, which consists of proportional amortization expense and affordable housing tax credits and other related tax benefits, was reported in income tax expense in the consolidated statements of income. The amount of proportional amortization expense during the three and six months ended March 31, 2017 was $1.1 million and $2.2 million, respectively, and the amount of affordable housing tax credits and other related tax benefits was $1.8 million and $3.5 million, respectively, resulting in a net income tax benefit of $729 thousand and $1.3 million, respectively. For the three and six months ended March 31, 2016, the expenses were reported in the low income housing partnerships line of the consolidated statements of income, and the amount of affordable housing tax credits and other related tax benefits was $1.7 million and $3.2 million, respectively. There were no impairment losses during the six months ended March 31, 2017 and 2016 resulting from the forfeiture or ineligibility of tax credits or other circumstances.

6. REPURCHASE AGREEMENTS
At both March 31, 2017 and September 30, 2016, the Company had repurchase agreements outstanding in the amount of $200.0 million with a weighted average contractual rate of 2.94%. All of the Company's repurchase agreements at March 31, 2017 and September 30, 2016 were fixed-rate. See Note 3 for information regarding the amount of securities pledged as collateral in conjunction with repurchase agreements. Securities are delivered to the party with whom each transaction is executed and the party agrees to resell the same securities to the Bank at the maturity of the agreement. The Bank retains the right to substitute similar or like securities throughout the terms of the agreements. The repurchase agreements and collateral are subject to valuation at current market levels and the Bank may ask for the return of excess collateral or be required to post additional collateral due to changes in the market values of these items. The Bank may also be required to post additional collateral as a result of principal payments received on the securities pledged.

The following table presents the scheduled maturity of repurchase agreements by fiscal year as of March 31, 2017:

Amount
(Dollars in thousands)
2017	$—
2018	100,000
2019	—
2020	100,000
2021	—
Thereafter	—
$200,000

7. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair Value Measurements - The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures in accordance with Accounting Standards Codification ("ASC") 820 and ASC 825. The Company did not have any liabilities that were measured at fair value at March 31, 2017 or September 30, 2016. The Company's AFS securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as OREO and loans individually evaluated for impairment. These non-recurring fair value adjustments involve the application of lower of cost or fair value accounting or write-downs of individual assets.

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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. The majority of the securities within the AFS portfolio were issued by GSEs. The Company primarily uses prices obtained from third party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third party pricing service when determining the fair value of its securities during the six months ended March 31, 2017 or during fiscal year 2016. The Company's major security types, based on the nature and risks of the securities, are:

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

	March 31, 2017
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
AFS Securities:
GSE debentures	$295,588	$—	$295,588	$—
MBS	166,051	—	166,051	—
Municipal bonds	1,530	—	1,530	—
Trust preferred securities	1,914	—	—	1,914
	$465,083	$—	$463,169	$1,914

	September 30, 2016
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
AFS Securities:
GSE debentures	$347,038	$—	$347,038	$—
MBS	178,507	—	178,507	—
Municipal bonds	—	—	—	—
Trust preferred securities	1,756	—	—	1,756
	$527,301	$—	$525,545	$1,756

The Company's Level 3 AFS securities had no activity during the three and six months ended March 31, 2017, except for principal repayments of $43 thousand and $62 thousand, respectively, and decreases in net unrealized losses included in other comprehensive income of $45 thousand and $125 thousand, respectively. The Company's Level 3 AFS securities had no activity during the three and six months ended March 31, 2016, except for principal repayments of $26 thousand and $31 thousand, respectively, and increases in net unrealized losses included in other comprehensive income of $29 thousand and $68 thousand, respectively.

The following is a description of valuation methodologies used for significant assets measured at fair value on a non-recurring basis.

Loans Receivable - The balance of loans individually evaluated for impairment at March 31, 2017 and September 30, 2016 was $42.1 million and $42.0 million, respectively. Substantially all of these loans were secured by residential real estate and were individually evaluated to determine if the carrying value of the loan was in excess of the fair value of the collateral, less estimated selling costs of 10%. When no impairment is indicated, the carrying amount is considered to approximate fair value. Fair values were estimated through current appraisals or current Federal Housing Finance Agency ("FHFA") housing price indices, which is a broad based measure of the movement of single-family house prices and is a weighted, repeat-sales index. Management does not adjust or apply a discount to the appraised value or FHFA housing price indices, except for the estimated sales costs noted above. The primary significant unobservable input for loans individually evaluated for impairment using appraisals to determine the estimated fair value was the appraisal. Fair values of loans individually evaluated for impairment cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan, and, as such are classified as Level 3. Based on this evaluation, the Bank charged-off all loss amounts as of March 31, 2017 and September 30, 2016; therefore, there was no ACL related to these loans.

OREO - OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower of cost or fair value. Fair value is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value or listing price, except for the estimated sales costs noted above. The primary significant unobservable input for OREO was the appraisal or listing price. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property and, as such, are classified as Level 3. The fair value of OREO at March 31, 2017 and September 30, 2016 was $2.7 million and $3.7 million, respectively.

The following tables provide the level of valuation assumptions used to determine the carrying value of the Company's assets measured at fair value on a non-recurring basis at the dates presented.

	March 31, 2017
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Loans individually evaluated for impairment	$42,075	$—	$—	$42,075
OREO	2,661	—	—	2,661
	$44,736	$—	$—	$44,736

	September 30, 2016
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Loans individually evaluated for impairment	$41,995	$—	$—	$41,995
OREO	3,734	—	—	3,734
	$45,729	$—	$—	$45,729

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

The carrying amounts and estimated fair values of the Company's financial instruments, at the dates presented, were as follows:

	March 31, 2017		September 30, 2016
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$240,587	$240,587	$281,764	$281,764
AFS securities	465,083	465,083	527,301	527,301
HTM securities	954,110	959,541	1,100,874	1,122,867
Loans receivable	7,193,721	7,310,421	6,958,024	7,292,971
FHLB stock	105,475	105,475	109,970	109,970
Liabilities:
Deposits	5,269,234	5,278,715	5,164,018	5,204,251
FHLB borrowings	2,273,113	2,289,036	2,372,389	2,434,151
Repurchase agreements	200,000	202,952	200,000	207,303

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

Deposits - The estimated fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date. The estimated fair value of these deposits at March 31, 2017 and September 30, 2016 was $2.46 billion and $2.34 billion, respectively. (Level 1) The fair value of certificates of deposit is estimated by discounting future cash flows using current London Interbank Offered Rates ("LIBOR"). The estimated fair value of certificates of deposit at March 31, 2017 and September 30, 2016 was $2.82 billion and $2.87 billion, respectively. (Level 2)

FHLB borrowings and Repurchase Agreements - The fair value of fixed-maturity borrowed funds is estimated by discounting estimated future cash flows using current offer rates. (Level 2)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company and the Bank may from time to time make written or oral "forward-looking statements," including statements contained in documents filed or furnished by the Company with the SEC. These forward-looking statements may be included in this Quarterly Report on Form 10-Q and the exhibits attached to it, in the Company's reports to stockholders, in the Company's press releases, and in other communications by the Company, which are made in good faith by us pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

•
the impact of interpretations of, and changes in, financial services laws and regulations, including laws concerning taxes, banking, securities, consumer protection and insurance and the impact of other governmental initiatives affecting the financial services industry;

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

The following discussion and analysis is intended to assist in understanding the financial condition, results of operations, liquidity, and capital resources of the Company. The Bank comprises almost all of the consolidated assets and liabilities of the Company and the

Company is dependent primarily upon the performance of the Bank for the results of its operations. Because of this relationship, references to management actions, strategies and results of actions apply to both the Bank and the Company except where the context indicates otherwise. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed with the SEC.

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

Local economic conditions have a significant impact on the ability of borrowers to repay loans and the value of the collateral securing these loans. The industries in the Bank's local market areas, where the properties securing approximately 70% of the Bank's one- to four-family loans are located, are diversified, especially in the Kansas City metropolitan statistical area, which comprises the largest segment of our loan portfolio and deposit base. As of March 2017, the unemployment rate was 3.8% for Kansas and 3.9% for Missouri, compared to the national average of 4.5%, based on information from the Bureau of Labor Statistics. The Kansas City market area has an average household income of approximately $74 thousand per annum, based on 2016 estimates from Nielsen. The average household income in our combined local market areas is approximately $70 thousand per annum, with 90% of the population at or above the poverty level, also based on the 2016 estimates from Nielsen. The FHFA price index for Kansas and Missouri continues to indicate relative stability in property values in our local market areas. Management also monitors broad industry and economic indicators and trends in the states and/or metropolitan statistical areas with the highest concentrations of correspondent purchased loans.

For the quarter ended March 31, 2017, the Company recognized net income of $21.6 million, or $0.16 per share, an increase of $60 thousand from the quarter ended March 31, 2016. The net interest margin increased two basis points, from 1.78% for the prior year quarter to 1.80% for the current year quarter. Excluding the effects of the leverage strategy, the net interest margin would have increased two basis points, from 2.13% for the prior year quarter to 2.15% for the current year quarter. The Company's efficiency ratio was 40.16% for the current quarter compared to 42.46% for the prior year quarter.

For the six month period ended March 31, 2017, the Company recognized net income of $42.2 million, or $0.31 per share, a decrease of $80 thousand, or 0.2%, from the six month period ended March 31, 2016. The net interest margin increased one basis point, from 1.76% for the prior year six month period to 1.77% for the current year six month period. Excluding the effects of the leverage strategy, the net interest margin would have decreased one basis point, from 2.12% for the prior year six month period to 2.11% for the current year six month period. The Company's efficiency ratio was 40.61% for the current six month period compared to 43.25% for the prior six month period.

Total assets were $9.25 billion at March 31, 2017 compared to $9.27 billion at September 30, 2016. The $20.9 million decrease was due primarily to a $209.0 million decrease in the securities portfolio and a $41.2 million decrease in cash and cash equivalents, partially offset by a $235.7 million increase, or 7% annualized growth, in the loans receivable portfolio. During the current year six month period, the Bank originated and refinanced $375.1 million of loans with a weighted average rate of 3.47% and purchased $351.7 million of one- to four-family loans from correspondent lenders with a weighted average rate of 3.45%. The Bank also entered into participations totaling $32.3 million of commercial real estate loans with a weighted average rate of 3.96%, of which $22.2 million had not yet been funded as of March 31, 2017.

The leverage strategy during the current fiscal year involved borrowing up to $2.10 billion either on the Bank's FHLB line of credit or by entering into short-term FHLB advances, depending on the rates offered by FHLB. The borrowings were repaid prior to each quarter end for regulatory purposes. The proceeds from the borrowings, net of the required FHLB stock holdings, were deposited at the FRB of Kansas City. Net income attributable to the leverage strategy is largely derived from the dividends from the FHLB stock holdings, net of the interest rate spread between the yield on the cash at the FRB of Kansas City and the rate paid on the related FHLB borrowings, less applicable federal insurance premiums and estimated income taxes. Net income attributable to the leverage strategy was $828 thousand during the current quarter and $1.5 million during the current year six month period, compared to $561 thousand during the prior year quarter and $1.1 million during the prior year six month period.

Total liabilities were $7.86 billion at March 31, 2017 compared to $7.87 billion at September 30, 2016. FHLB borrowings decreased $99.3 million, to $2.27 billion at March 31, 2017, due to the maturity of a $100.0 million FHLB advance during the December 31, 2016 quarter, which was not replaced. Deposits increased $105.2 million, to $5.27 billion at March 31, 2017, due largely to a $124.0 million increase in non-maturity deposits, partially offset by a $22.4 million decrease in public unit deposits.

Stockholders' equity was $1.38 billion at March 31, 2017 compared to $1.39 billion at September 30, 2016. The $10.7 million decrease was due primarily to the payment of $61.6 million in cash dividends, partially offset by net income of $42.2 million.

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

Critical Accounting Policies
Our most critical accounting policies are the methodologies used to determine the ACL and fair value measurements. These policies are important to the presentation of our financial condition and results of operations, involve a high degree of complexity, and require management to make difficult and subjective judgments that may require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could affect reported results materially. These critical accounting policies and their application are reviewed at least annually by our audit committee. For a full discussion of our critical accounting policies, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Financial Condition
The following table presents selected balance sheet information as of the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
	2017	2016	2016	2016	2016
	(Dollars in thousands)
Total assets	$9,246,390	$9,139,510	$9,267,247	$9,241,775	$9,316,684
Cash and cash equivalents	240,587	150,560	281,764	152,831	203,811
AFS securities	465,083	499,792	527,301	666,313	677,416
HTM securities	954,110	1,022,215	1,100,874	1,188,913	1,270,849
Loans receivable, net	7,193,721	7,071,410	6,958,024	6,839,123	6,769,194
FHLB stock, at cost	105,475	105,364	109,970	114,425	114,381
Deposits	5,269,234	5,192,674	5,164,018	5,085,129	5,119,829
FHLB borrowings	2,273,113	2,272,754	2,372,389	2,472,026	2,471,656
Repurchase agreements	200,000	200,000	200,000	200,000	200,000
Stockholders' equity	1,382,289	1,368,175	1,392,964	1,380,815	1,403,408
Equity to total assets at end of period	14.9%	15.0%	15.0%	14.9%	15.1%

Assets. Total assets were $9.25 billion at March 31, 2017 compared to $9.27 billion at September 30, 2016. The $20.9 million decrease was due primarily to a $209.0 million decrease in the securities portfolio and a $41.2 million decrease in cash and cash equivalents, partially offset by an increase in the loans receivable portfolio.

Loans Receivable. Loans receivable, net, increased $235.7 million to $7.19 billion at March 31, 2017 from $6.96 billion at September 30, 2016. The growth in the loan portfolio during the current year six month period was primarily in the correspondent one- to four-family purchased loan portfolio, which increased $190.6 million.

The following table presents the balance and weighted average rate of our loan portfolio as of the dates indicated. Within the one- to four-family loan portfolio at March 31, 2017, 59% of the loans had a balance at origination of less than $424 thousand, which is the new conforming loan limit for loans acquired by Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC"), effective January 1, 2017.

	March 31, 2017		September 30, 2016
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Real estate loans:
One- to four-family:
Originated	$4,025,985	3.70%	$4,005,615	3.74%
Correspondent purchased	2,396,663	3.49	2,206,072	3.50
Bulk purchased	385,700	2.23	416,653	2.23
Construction	30,818	3.33	39,430	3.45
Total	6,839,166	3.54	6,667,770	3.56
Commercial:
Permanent	102,806	4.17	110,768	4.16
Construction	116,471	4.08	43,375	4.13
Total	219,277	4.12	154,143	4.15
Total real estate loans	7,058,443	3.56	6,821,913	3.58

Consumer loans:
Home equity	119,434	5.12	123,345	5.01
Other	4,469	4.05	4,264	4.21
Total consumer loans	123,903	5.08	127,609	4.99
Total loans receivable	7,182,346	3.59	6,949,522	3.60

Less:
ACL	8,447		8,540
Discounts/unearned loan fees	25,318		24,933
Premiums/deferred costs	(45,140)		(41,975)
Total loans receivable, net	$7,193,721		$6,958,024

Loan Activity - The following tables summarize activity in the loan portfolio, along with weighted average rates where applicable, for the periods indicated, excluding changes in ACL, discounts/unearned loan fees, and premiums/deferred costs. Loans that were paid-off as a result of refinances are included in repayments. Loan endorsements are not included in the activity in the following table because a new loan is not generated at the time of the endorsement. The endorsed balance and rate are included in the ending loan portfolio balance and rate. During the three and six months ended March 31, 2017, the Bank endorsed $5.7 million and $39.5 million of one- to four-family loans, respectively, reducing the average rate on those loans by 47 and 83 basis points, respectively.

	For the Three Months Ended
	March 31, 2017		December 31, 2016		September 30, 2016		June 30, 2016
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$7,061,557	3.58%	$6,949,522	3.60%	$6,832,770	3.63%	$6,763,980	3.64%
Originated and refinanced:
Fixed	115,560	3.66	176,554	3.26	176,534	3.31	155,179	3.52
Adjustable	36,417	3.82	46,566	3.54	48,608	3.53	44,319	3.61
Purchased and participations:
Fixed	143,852	3.69	187,674	3.52	190,830	3.50	178,762	3.71
Adjustable	27,158	2.98	25,262	2.73	65,748	3.79	24,715	2.90
Change in undisbursed loan funds	37,862		3,696		(26,760)		(23,431)
Repayments	(239,072)		(326,839)		(337,779)		(310,041)
Principal (charge-offs) recoveries, net	(74)		(19)		(22)		119
Other	(914)		(859)		(407)		(832)
Ending balance	$7,182,346	3.59	$7,061,557	3.58	$6,949,522	3.60	$6,832,770	3.63

	For the Six Months Ended
	March 31, 2017		March 31, 2016
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$6,949,522	3.60%	$6,622,728	3.66%
Originations and refinances:
Fixed	292,114	3.42	274,652	3.66
Adjustable	82,983	3.66	73,612	3.75
Purchases and participations:
Fixed	331,526	3.59	350,661	3.68
Adjustable	52,420	2.86	53,216	3.05
Change in undisbursed loan funds	41,558		(91,836)
Repayments	(565,911)		(516,180)
Principal charge-offs, net	(93)		(250)
Other	(1,773)		(2,623)
Ending balance	$7,182,346	3.59	$6,763,980	3.64

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

	For the Three Months Ended
	March 31, 2017			March 31, 2016
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family:
<= 15 years	$52,528	3.04%	16.3%	$58,468	3.05%	13.6%
> 15 years	206,210	3.83	63.8	199,081	3.77	46.4
Commercial real estate	—	—	—	107,560	3.80	25.1
Home equity	607	5.58	0.2	885	5.94	0.2
Other	67	11.02	—	228	9.85	0.1
Total fixed-rate	259,412	3.68	80.3	366,222	3.67	85.4

Adjustable-rate:
One- to four-family:
<= 36 months	1,330	2.89	0.4	918	2.70	0.2
> 36 months	45,908	3.02	14.2	45,074	2.97	10.5
Home equity	15,347	4.85	4.8	15,911	4.67	3.7
Other	990	3.41	0.3	947	3.48	0.2
Total adjustable-rate	63,575	3.46	19.7	62,850	3.40	14.6

Total originated, refinanced and purchased	$322,987	3.63	100.0%	$429,072	3.63	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$143,852	3.69		$145,957	3.62
Participations - commercial real estate	—	—		103,060	3.76
Total fixed-rate purchased/participations	143,852	3.69		249,017	3.68

Adjustable-rate:
Correspondent - one- to four-family	27,158	2.98		27,355	2.93
Total purchased/participation loans	$171,010	3.58		$276,372	3.60

	For the Six Months Ended
	March 31, 2017			March 31, 2016
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family:
<= 15 years	$136,875	2.88%	18.0%	$118,895	3.03%	15.8%
> 15 years	452,940	3.66	59.7	365,464	3.78	48.6
Commercial real estate	32,291	3.96	4.3	138,724	3.90	18.4
Home equity	1,340	5.86	0.2	1,778	5.79	0.2
Other	194	10.29	—	452	9.14	0.1
Total fixed-rate	623,640	3.51	82.2	625,313	3.67	83.1

Adjustable-rate:
One- to four-family:
<= 36 months	2,757	2.65	0.4	1,822	2.68	0.2
> 36 months	97,939	2.88	12.9	86,171	2.99	11.6
Commercial real estate	—	—	—	3,376	4.25	0.4
Home equity	33,280	4.81	4.3	33,970	4.59	4.5
Other	1,427	3.37	0.2	1,489	3.46	0.2
Total adjustable-rate	135,403	3.35	17.8	126,828	3.46	16.9

Total originated, refinanced and purchased	$759,043	3.48	100.0%	$752,141	3.64	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$299,235	3.55		$242,068	3.64
Participations - commercial real estate	32,291	3.96		108,593	3.79
Total fixed-rate purchased/participations	331,526	3.59		350,661	3.68

Adjustable-rate:
Correspondent - one- to four-family	52,420	2.86		49,840	2.96
Participations - commercial real estate	—	—		3,376	4.25
Total adjustable-rate purchased/participations	52,420	2.86		53,216	3.05
Total purchased/participation loans	$383,946	3.49		$403,877	3.60

One- to Four-Family Loans - The following table presents, for our portfolio of one- to four-family loans, the amount, percent of total, weighted average credit score, weighted average LTV ratio, and the average balance per loan as of the dates presented. Credit scores are updated at least semiannually, with the latest update in March 2017, from a nationally recognized consumer rating agency. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

	March 31, 2017					September 30, 2016
		% of	Credit		Average		% of	Credit		Average
	Amount	Total	Score	LTV	Balance	Amount	Total	Score	LTV	Balance
	(Dollars in thousands)
Originated	$4,025,985	59.1%	767	63%	$134	$4,005,615	60.4%	766	63%	$132
Correspondent purchased	2,396,663	35.2	764	68	370	2,206,072	33.3	764	68	360
Bulk purchased	385,700	5.7	754	63	306	416,653	6.3	753	64	308
	$6,808,348	100.0%	765	65	180	$6,628,340	100.0%	765	65	175

The following tables present originated, refinanced, and correspondent purchased activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average LTVs and weighted average credit scores for the periods indicated. Of the loans originated during the current quarter and current year six month period, $27.2 million and $79.3 million, respectively, were refinanced from another lender. Of the loans originated and refinanced during the current year six month period, 71% had loan values of $424 thousand or less. Of the correspondent loans purchased during the current year six month period, 13% had loan values of $424 thousand or less.

	For the Three Months Ended
	March 31, 2017			March 31, 2016
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$110,935	77%	770	$101,405	77%	766
Refinanced by Bank customers	24,031	65	759	28,824	69	768
Correspondent purchased	171,010	74	765	173,312	74	765
	$305,976	74	766	$303,541	75	766

	For the Six Months Ended
	March 31, 2017			March 31, 2016
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$255,672	76%	770	$215,061	76%	766
Refinanced by Bank customers	83,184	66	765	65,383	69	769
Correspondent purchased	351,655	73	766	291,908	74	764
	$690,511	73	768	$572,352	74	766

The following table presents the amount, percent of total, and weighted average rate, by state, of one- to four-family loan originations and correspondent purchases where originations and purchases in the state exceeded five percent of the total amount originated and purchased during the six month period ended March 31, 2017.

	For the Three Months Ended			For the Six Months Ended
	March 31, 2017			March 31, 2017
State	Amount	% of Total	Rate	Amount	% of Total	Rate
	(Dollars in thousands)
Kansas	$123,286	40.3%	3.55%	$302,740	43.8%	3.33%
Texas	57,618	18.8	3.61	135,718	19.7	3.44
Missouri	48,325	15.8	3.67	108,531	15.7	3.46
Other states	76,747	25.1	3.49	143,522	20.8	3.43
	$305,976	100.0%	3.57	$690,511	100.0%	3.39

One- to Four-Family Loan Commitments - The following table summarizes our one- to four-family loan origination and refinance commitments and one- to four-family correspondent loan purchase commitments as of March 31, 2017, along with associated weighted average rates. Loan commitments generally have fixed expiration dates or other termination clauses and may require the payment of a rate lock fee. A percentage of the loan commitments are expected to expire unfunded, so the amounts reflected in the table below are not necessarily indicative of future cash needs.

	Fixed-Rate
	15 years	More than	Adjustable-	Total
	or less	15 years	Rate	Amount	Rate
	(Dollars in thousands)
Originate/refinance	$9,448	$33,878	$20,463	$63,789	3.66%
Correspondent	7,503	80,472	10,362	98,337	3.93
	$16,951	$114,350	$30,825	$162,126	3.82

Rate	3.39%	4.05%	3.22%

Commercial Real Estate Loans - Commercial real estate loans are originated or participated in based on the income producing potential of the property, the collateral value, and the financial strength of the borrower. Additionally, the Bank generally requires personal guarantees. The Bank generally requires a minimum debt service coverage ratio of 1.25 and limits LTV ratios to 80% for commercial real estate loans depending on the property type. During the current year six month period, the Bank entered into commercial real estate loan participations of $32.3 million, which included $27.8 million of commercial real estate construction loans. The majority of the $27.8 million of commercial real estate construction loans had not yet been funded as of March 31, 2017. The Bank intends to continue to grow its commercial real estate loan portfolio through participations with correspondent lenders and other lead banks with which the Bank has commercial real estate lending relationships.

The following table presents the Bank's commercial real estate loans and loan commitments by industry classification, as defined by the North American Industry Classification System, as of March 31, 2017. Based on the terms of the construction loans as of March 31, 2017, of the $142.2 million of undisbursed amounts in the table, approximately $75 million is projected to be disbursed by September 30, 2017, and an additional $21 million is projected to be disbursed by December 31, 2017. It is possible that not all of the funds will be disbursed due to the nature of the funding of construction projects. For outstanding commitments, in certain cases, the weighted average rate presented represents our best estimate.

	Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Principal	Amount	Amount	Commitments	Total	Total
	(Dollars in thousands)
Accommodation and food services	$91,241	$48,435	$139,676	$—	$139,676	33.8%
Health care and social assistance	31,194	44,078	75,272	30,488	105,760	25.6
Real estate rental and leasing	18,083	40,998	59,081	3,281	62,362	15.1
Arts, entertainment, and recreation	31,277	3,198	34,475	—	34,475	8.3
Multi-family	10,594	—	10,594	18,000	28,594	6.9
Retail trade	24,194	3,427	27,621	—	27,621	6.7
Other	12,694	2,070	14,764	—	14,764	3.6
	$219,277	$142,206	$361,483	$51,769	$413,252	100.0%

Weighted average rate	4.12%	4.13%	4.13%	3.77%	4.08%

The following table summarizes the Bank's commercial real estate loans by state as of March 31, 2017.

	Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Principal	Amount	Amount	Commitments	Total	Total
	(Dollars in thousands)
Texas	$55,192	$87,379	$142,571	$—	$142,571	34.5%
Missouri	60,137	47,765	107,902	32,119	140,021	33.9
Kansas	75,255	3,198	78,453	—	78,453	19.0
Nebraska	—	—	—	18,000	18,000	4.3
Colorado	14,643	294	14,937	1,650	16,587	4.0
Arkansas	8,145	—	8,145	—	8,145	2.0
California	4,430	2,070	6,500	—	6,500	1.6
Montana	1,475	1,500	2,975	—	2,975	0.7
	$219,277	$142,206	$361,483	$51,769	$413,252	100.0%

The following table presents the Bank's commercial real estate loan portfolio and outstanding loan commitments, categorized by gross loan amount (unpaid principal plus undisbursed amounts) or outstanding loan commitment amount, as of March 31, 2017.

	Count	Amount
	(Dollars in thousands)
Greater than $30 million	4	$157,711
>$15 to $30 million	5	115,174
>$10 to $15 million	3	38,068
>$5 to $10 million	4	28,791
$1 to $5 million	24	68,866
Less than $1 million	15	4,642
	55	$413,252

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

Delinquent and non-performing loans and OREO - The following table presents the Company's 30 to 89 day delinquent loans at the dates indicated. Of the loans 30 to 89 days delinquent at March 31, 2017, approximately 75% were 59 days or less delinquent. The decrease in correspondent purchased loans 30 to 89 days delinquent compared to the prior quarters was due to receiving more timely delinquency information from our sub-servicer in the current quarter.

	Loans Delinquent for 30 to 89 Days at:
	March 31,		December 31,		September 30,		June 30,		March 31,
	2017		2016		2016		2016		2016
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	122	$10,886	130	$11,232	143	$13,593	141	$12,962	139	$14,336
Correspondent purchased	4	739	17	7,809	9	3,329	10	2,561	8	2,307
Bulk purchased	19	3,527	26	4,844	21	5,008	27	4,703	26	6,005
Consumer:
Home equity	36	761	38	665	36	635	33	548	33	631
Other	7	34	7	17	5	62	11	55	5	28
	188	$15,947	218	$24,567	214	$22,627	222	$20,829	211	$23,307

Loans 30 to 89 days delinquent
to total loans receivable, net		0.22%		0.35%		0.33%		0.30%		0.34%
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

	Non-Performing Loans and OREO at:
	March 31,		December 31,		September 30,		June 30,		March 31,
	2017		2016		2016		2016		2016
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	65	$5,348	79	$6,647	73	$8,190	74	$8,539	72	$8,016
Correspondent purchased	3	901	2	553	3	985	2	652	3	864
Bulk purchased	24	7,097	27	7,982	28	7,323	32	8,017	33	7,483
Consumer:
Home equity	22	423	29	456	26	520	20	437	26	622
Other	3	7	7	18	5	9	6	17	8	26
	117	13,776	144	15,656	135	17,027	134	17,662	142	17,011

Loans 90 or more days delinquent or in foreclosure
as a percentage of total loans		0.19%		0.22%		0.24%		0.24%		0.25%

Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	92	$10,675	82	$11,393	70	$8,956	70	$6,939	72	$7,667
Correspondent purchased	4	583	6	1,231	9	2,786	8	2,872	4	825
Bulk purchased	3	809	2	147	1	31	—	—	1	80
Consumer:
Home equity	14	346	14	371	12	328	11	263	9	151
Other	—	—	—	—	—	—	1	7	1	8
	113	12,413	104	13,142	92	12,101	90	10,081	87	8,731
Total non-performing loans	230	26,189	248	28,798	227	29,128	224	27,743	229	25,742

Non-performing loans as a percentage of total loans		0.36%		0.41%		0.42%		0.41%		0.38%

OREO:
One- to four-family:
Originated(2)	9	$831	10	$888	12	$692	14	$1,142	22	$1,364
Correspondent purchased	—	—	—	—	1	499	1	499	1	499
Bulk purchased	6	1,830	3	1,196	4	1,265	5	1,413	8	2,694
Consumer:
Home equity	—	—	—	—	—	—	—	—	1	9
Other(3)	—	—	1	1,278	1	1,278	1	1,278	1	1,278
	15	2,661	14	3,362	18	3,734	21	4,332	33	5,844
Total non-performing assets	245	$28,850	262	$32,160	245	$32,862	245	$32,075	262	$31,586

Non-performing assets as a percentage of total assets		0.31%		0.35%		0.35%		0.35%		0.34%

(1)
Represents loans required to be reported as nonaccrual pursuant to regulatory reporting requirements even if the loans are current. At March 31, 2017, December 31, 2016, September 30, 2016, June 30, 2016, and March 31, 2016, this amount was comprised of $2.0 million, $2.0 million, $2.3 million, $2.8 million, and $1.8 million, respectively, of loans that were 30 to 89 days delinquent and were reported as such, and $10.4 million, $11.1 million, $9.8 million, $7.3 million, and $6.9 million, respectively, of loans that were current.

(2)	Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

(3)	Represents a single property the Bank purchased for a potential branch site. The Bank sold the property during the March 31, 2017 quarter.

Once a one- to four-family loan is generally 180 days delinquent, a new collateral value is obtained through an appraisal, less estimated selling costs and anticipated private mortgage insurance ("PMI") receipts. Any loss amounts identified as a result of this review are charged-off. At March 31, 2017, $11.0 million, or 82%, of the one- to four-family loans 90 or more days delinquent or in foreclosure had been individually evaluated for loss and any related losses have been charged-off.

The following table presents the states where the properties securing one percent or more of the total amount of our one- to four-family loans are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at March 31, 2017. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. At March 31, 2017, potential losses, after taking into consideration anticipated PMI proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,742,848	55.0%	$9,210	60.8%	$6,112	45.8%	71%
Missouri	1,271,091	18.7	2,874	19.0	965	7.2	56
Texas	625,939	9.2	188	1.2	—	—	n/a
California	230,494	3.4	—	—	—	—	n/a
Tennessee	213,206	3.1	—	—	—	—	n/a
Alabama	110,157	1.6	—	—	—	—	n/a
Pennsylvania	86,126	1.3	443	2.9	—	—	n/a
Georgia	78,470	1.1	418	2.8	544	4.1	66
Oklahoma	71,579	1.1	—	—	—	—	n/a
North Carolina	69,203	1.0	271	1.8	1,196	9.0	39
Other states	309,235	4.5	1,748	11.5	4,529	33.9	69
	$6,808,348	100.0%	$15,152	100.0%	$13,346	100.0%	66

TDRs - The following table presents the Company's TDRs, based on accrual status, at the dates indicated. At March 31, 2017, $14.0 million of TDRs were included in the ACL formula analysis model and $47 thousand of the ACL was related to these loans. The remaining $29.1 million of TDRs at March 31, 2017 were individually evaluated for loss and any losses have been charged-off.

	At
	March 31,	December 31,	September 30,	June 30,	March 31,
	2017	2016	2016	2016	2016
	(Dollars in thousands)
Accruing TDRs	$26,209	$22,726	$23,177	$21,663	$24,239
Nonaccrual TDRs(1)	16,868	17,983	18,725	16,497	14,986
Total TDRs	$43,077	$40,709	$41,902	$38,160	$39,225

(1)	Nonaccrual TDRs are included in the non-performing loan table above.

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

The Bank did not record a provision for credit losses during the current quarter or the six month period ended March 31, 2017 or during the quarter or six month period ended March 31, 2016. Based on management's assessment of the ACL formula analysis model and several other factors, management determined that no provision for credit losses was necessary. Net charge-offs were $74 thousand during the current quarter and $93 thousand for the six month period ended March 31, 2017. At March 31, 2017, loans 30 to 89 days delinquent were 0.22% of total loans and loans 90 or more days delinquent or in foreclosure were 0.19% of total loans.

The distribution of our ACL at the dates indicated is summarized below. Included in bulk purchased loans are $228.1 million of loans, or 59% of the total bulk purchased loan portfolio, at March 31, 2017, for which the seller of the loans has guaranteed to repurchase or replace any delinquent loans. The Bank has not experienced any losses on loans acquired from this seller as all delinquent loans have been repurchased by this seller since the loan package was purchased in fiscal year 2012. For the $157.6 million of bulk purchased loans at March 31, 2017 that do not have the above noted guarantee, the Bank has continued to experience a reduction in loan losses due to an improvement in collateral values. A large portion of these loans were originally interest-only loans with interest-only terms up to 10 years. All of the interest-only loans are now fully amortizing loans. Our correspondent purchased loans are purchased on a loan-by-loan basis from a select group of correspondent lenders and are underwritten by the Bank's underwriters based on underwriting standards that are generally the same as for our originated loans.

	At
	March 31, 2017				September 30, 2016
		% of ACL		% of		% of ACL		% of
	Amount	to Total	Total	Loans to	Amount	to Total	Total	Loans to
	of ACL	ACL	Loans	Total Loans	of ACL	ACL	Loans	Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family:
Originated	$3,327	39.4%	$4,025,985	56.0%	$3,892	45.6%	$4,005,615	57.6%
Correspondent purchased	1,940	23.0	2,396,663	33.4	2,102	24.6	2,206,072	31.7
Bulk purchased	1,000	11.8	385,700	5.4	1,065	12.5	416,653	6.0
Construction	24	0.3	30,818	0.4	36	0.4	39,430	0.6
Total	6,291	74.5	6,839,166	95.2	7,095	83.1	6,667,770	95.9
Commercial:
Permanent	721	8.5	102,806	1.4	774	9.1	110,768	1.6
Construction	1,164	13.8	116,471	1.6	434	5.1	43,375	0.6
Total	1,885	22.3	219,277	3.0	1,208	14.2	154,143	2.2
Total real estate loans	8,176	96.8	7,058,443	98.2	8,303	97.3	6,821,913	98.1
Consumer loans:
Home equity	228	2.7	119,434	1.7	187	2.1	123,345	1.8
Other consumer	43	0.5	4,469	0.1	50	0.6	4,264	0.1
Total consumer loans	271	3.2	123,903	1.8	237	2.7	127,609	1.9
	$8,447	100.0%	$7,182,346	100.0%	$8,540	100.0%	$6,949,522	100.0%

The following tables present ACL activity and related ratios at the dates and for the periods indicated. See "Note 4 - Loans Receivable and Allowance for Credit Losses" for additional information related to ACL activity by specific loan categories. Using the Bank's annualized historical losses over the past five years, the Bank would have approximately eight years of net loan loss coverage based on the ACL balance at March 31, 2017.

	For the Three Months Ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016		March 31, 2016
	(Dollars in thousands)
ACL beginning balance	$8,521	$8,540	$9,312	$9,193		$9,201
Charge-offs	(82)	(32)	(179)	(126)		(75)
Recoveries	8	13	157	245		67
Provision for credit losses	—	—	(750)	—		—
ACL ending balance	$8,447	$8,521	$8,540	$9,312		$9,193

ACL to loans receivable, net at end of period	0.12%	0.12%	0.12%	0.14%		0.14%
ACL to non-performing loans at end of period	32.25	29.59	29.32	33.57		35.71
Ratio of net charge-offs (recoveries) during the
period to average loans outstanding	—	—	—	—		—
Ratio of net charge-offs (recoveries) during the
period to average non-performing assets	0.24	0.06	0.07	(0.38)		0.03
ACL to net charge-offs (annualized)	28.6x	111.5x	95.6x	N/M	(1)	294.7x

(1)	The ACL coverage ratio is not presented for the time period noted due to loan recoveries exceeding loan charge-offs for the period presented.

	For the Six Months Ended
	March 31, 2017	March 31, 2016
	(Dollars in thousands)
ACL beginning balance	$8,540	$9,443
Charge-offs	(114)	(325)
Recoveries	21	75
Provision for credit losses	—	—
ACL ending balance	$8,447	$9,193

Ratio of net charge-offs during the period to
average loans outstanding during the period	—%	—%
Ratio of net charge-offs during the period to
average non-performing assets during the period	0.30	0.81
ACL to net charge-offs (annualized)	45.5x	18.3x

Securities. The following table presents the distribution of our securities portfolio, at amortized cost, at the dates indicated. Overall, fixed-rate securities comprised 75% of our securities portfolio at March 31, 2017. The weighted average life ("WAL") is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	March 31, 2017			December 31, 2016			September 30, 2016
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Fixed-rate securities:
MBS	$731,990	2.17%	3.0	$784,640	2.14%	2.8	$836,852	2.16%	2.9
GSE debentures	296,266	1.25	1.7	321,246	1.21	1.8	346,226	1.15	0.9
Municipal bonds	30,826	1.62	2.3	33,203	1.78	2.4	33,303	1.69	2.4
Total fixed-rate securities	1,059,082	1.90	2.6	1,139,089	1.87	2.5	1,216,381	1.86	2.3

Adjustable-rate securities:
MBS	351,243	2.42	5.6	373,409	2.26	4.8	400,161	2.25	4.7
Trust preferred securities	2,080	2.39	20.2	2,112	2.22	20.5	2,123	2.11	20.7
Total adjustable-rate securities	353,323	2.42	5.7	375,521	2.26	4.9	402,284	2.24	4.8
Total securities portfolio	$1,412,405	2.03	3.4	$1,514,610	1.97	3.1	$1,618,665	1.95	2.9

The following table presents the carrying value of MBS in our portfolio by issuer at the dates presented.

	March 31, 2017	September 30, 2016
	(Dollars in thousands)
FNMA	$664,251	$752,141
FHLMC	356,029	413,458
Government National Mortgage Association	70,590	80,479
	$1,090,870	$1,246,078

Mortgage-Backed Securities - The balance of MBS, which primarily consists of securities of U.S. GSEs, decreased $155.2 million, from $1.25 billion at September 30, 2016, to $1.09 billion at March 31, 2017. The following tables summarize the activity in our portfolio of MBS for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented. The beginning and ending WAL is the estimated remaining principal repayment term (in years) after three-month historical prepayment speeds have been applied.

	For the Three Months Ended
	March 31, 2017			December 31, 2016			September 30, 2016			June 30, 2016
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,166,326	2.18%	3.5	$1,246,078	2.19%	3.5	$1,344,481	2.21%	3.9	$1,436,774	2.25%	4.1
Maturities and repayments	(73,801)			(88,564)			(96,320)			(90,291)
Net amortization of (premiums)/discounts	(1,015)			(1,290)			(1,345)			(1,387)
Purchases:
Fixed	—	—	—	10,890	1.99	3.8	—	—	—	—	—	—
Change in valuation on AFS securities	(640)			(788)			(738)			(615)
Ending balance - carrying value	$1,090,870	2.25	3.9	$1,166,326	2.18	3.5	$1,246,078	2.19	3.5	$1,344,481	2.21	3.9

	For the Six Months Ended
	March 31, 2017			March 31, 2016
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,246,078	2.19%	3.5	$1,462,539	2.24%	3.8
Maturities and repayments	(162,365)			(164,379)
Net amortization of (premiums)/discounts	(2,305)			(2,279)
Purchases:
Fixed	10,890	1.99	3.8	42,827	1.83	4.1
Adjustable	—	—	—	100,133	2.02	5.4
Change in valuation on AFS securities	(1,428)			(2,067)
Ending balance - carrying value	$1,090,870	2.25	3.9	$1,436,774	2.25	4.1

Investment Securities - Investment securities, which consist of U.S. GSE debentures (primarily issued by FNMA, FHLMC, or Federal Home Loan Banks) and municipal investments, decreased $53.8 million, from $382.1 million at September 30, 2016, to $328.3 million at March 31, 2017. The following tables summarize the activity of investment securities for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented. The beginning and ending WALs represent the estimated remaining principal repayment terms (in years) of the securities after projected call dates have been considered, based upon market rates at each date presented. The increase in the WAL between September 30, 2016 and March 31, 2017 was due primarily to a decrease in call projections due to an increase in market interest rates between periods.

	For the Three Months Ended
	March 31, 2017			December 31, 2016			September 30, 2016			June 30, 2016
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$355,681	1.27%	2.0	$382,097	1.20%	1.2	$510,745	1.21%	1.1	$511,491	1.19%	1.5
Maturities and calls	(28,863)			(50,019)			(127,923)			(25,873)
Net amortization of (premiums)/discounts	(61)			(72)			(9)			(115)
Purchases:
Fixed	1,535	1.30	3.4	25,000	1.70	4.0	—	—	—	24,940	1.56	0.5
Change in valuation on AFS securities	31			(1,325)			(716)			302
Ending balance - carrying value	$328,323	1.29	1.9	$355,681	1.27	2.0	$382,097	1.20	1.2	$510,745	1.21	1.1

	For the Six Months Ended
	March 31, 2017			March 31, 2016
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$382,097	1.20%	1.2	$566,754	1.19%	1.8
Maturities and calls	(78,882)			(131,356)
Net amortization of (premiums)/discounts	(133)			(207)
Purchases:
Fixed	26,535	1.68	4.0	76,419	0.94	0.9
Change in valuation on AFS securities	(1,294)			(119)
Ending balance - carrying value	$328,323	1.29	1.9	$511,491	1.19	1.5

Liabilities. Total liabilities were $7.86 billion at March 31, 2017 compared to $7.87 billion at September 30, 2016. FHLB borrowings decreased $99.3 million, to $2.27 billion at March 31, 2017, due to the maturity of a $100.0 million FHLB advance during the December 31, 2016 quarter, which was not replaced. Deposits increased $105.2 million, to $5.27 billion at March 31, 2017, due largely to a $124.0 million increase in non-maturity deposits, partially offset by a $22.4 million decrease in public unit deposits.

Deposits - Deposits were $5.27 billion at March 31, 2017 compared to $5.16 billion at September 30, 2016. We continue to be competitive on deposit rates and, in some cases, our offer rates for longer-term certificates of deposit have been higher than peers. Offering competitive rates on longer-term certificates of deposit has been an on-going balance sheet strategy by management in anticipation of higher interest rates. If short-term interest rates continue to rise, our customers may move funds from their checking, savings and money market accounts to higher yielding deposit products within the Bank or withdraw their funds from these accounts, including certificates of deposit, to invest in higher yielding investments outside of the Bank.

The following table presents the amount, weighted average rate and percent of total for the components of our deposit portfolio at the dates presented. The $47.3 million increase in retail certificates of deposit from December 31, 2016 to March 31, 2017 was due mainly to a promotion deposit campaign on President's Day.

	March 31, 2017			December 31, 2016			September 30, 2016
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Non-interest-bearing checking	$240,061	—%	4.6%	$223,896	—%	4.3%	$217,009	—%	4.2%
Interest-bearing checking	646,634	0.05	12.3	626,379	0.05	12.1	597,319	0.05	11.6
Savings	353,676	0.22	6.7	338,661	0.21	6.5	335,426	0.17	6.5
Money market	1,219,499	0.24	23.1	1,218,545	0.24	23.5	1,186,132	0.24	23.0
Retail certificates of deposit	2,461,838	1.46	46.7	2,414,489	1.44	46.5	2,458,160	1.43	47.6
Public units	347,526	0.83	6.6	370,704	0.74	7.1	369,972	0.70	7.1
	$5,269,234	0.81	100.0%	$5,192,674	0.80	100.0%	$5,164,018	0.80	100.0%

The following tables set forth scheduled maturity information for our certificates of deposit, along with associated weighted average rates, at March 31, 2017.

	Amount Due
		More than	More than
	1 year	1 year to	2 years to 3	More than	Total
Rate range	or less	2 years	years	3 years	Amount	Rate
	(Dollars in thousands)
0.00 – 0.99%	$739,489	$83,871	$458	$—	$823,818	0.70%
1.00 – 1.99%	495,509	409,621	440,058	476,384	1,821,572	1.62
2.00 – 2.99%	81	1,486	50,083	112,079	163,729	2.24
3.00 – 3.99%	245	—	—	—	245	3.09
	$1,235,324	$494,978	$490,599	$588,463	$2,809,364	1.39

Percent of total	44.0%	17.6%	17.5%	20.9%
Weighted average rate	0.98	1.38	1.72	1.97
Weighted average maturity (in years)	0.4	1.5	2.5	3.7	1.7
Weighted average maturity for the retail certificate of deposit portfolio (in years)					1.8

	Amount Due
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)
Retail certificates of deposit less than $100,000	$150,599	$169,049	$316,961	$897,746	$1,534,355
Retail certificates of deposit of $100,000 or more	86,045	81,169	141,467	618,802	927,483
Public unit deposits of $100,000 or more	163,050	76,141	50,843	57,492	347,526
	$399,694	$326,359	$509,271	$1,574,040	$2,809,364

Borrowings - The following tables present long-term borrowing activity for the periods shown. Long-term borrowings presented in the table have original contractual terms of one year or longer. FHLB advances are presented at par. The weighted average effective rate includes the impact of the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. Rates on new borrowings are fixed-rate. The weighted average maturity ("WAM") is the remaining weighted average contractual term in years. The beginning and ending WAMs represent the remaining maturity at each date presented. For new borrowings, the WAMs presented are as of the date of issue.

	For the Three Months Ended
	March 31, 2017			December 31, 2016			September 30, 2016			June 30, 2016
		Effective			Effective			Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,475,000	2.35%	2.7	$2,575,000	2.29%	2.9	$2,675,000	2.24%	3.0	$2,675,000	2.29%	3.0
Maturities:
FHLB advances	—	—		(100,000)	0.78		(100,000)	0.83		(100,000)	3.17
New borrowings:
FHLB advances	—	—	—	—	—	—	—	—	—	100,000	1.82	7.0
Ending balance	$2,475,000	2.35	2.5	$2,475,000	2.35	2.7	$2,575,000	2.29	2.9	$2,675,000	2.24	3.0

	For the Six Months Ended
	March 31, 2017			March 31, 2016
		Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,575,000	2.29%	2.9	$2,775,000	2.29%	3.3
Maturities:
FHLB advances	(100,000)	0.78		(200,000)	1.94
New borrowings:
FHLB advances	—	—	—	100,000	1.45	3.0
Ending balance	$2,475,000	2.35	2.5	$2,675,000	2.29	3.0

Maturities - The following table presents the maturity of term borrowings (including FHLB advances, at par, and repurchase agreements), along with associated weighted average contractual and effective rates as of March 31, 2017.

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

The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail and public unit amounts, and term borrowings for the next four quarters as of March 31, 2017.

	Retail		Public Unit		Term
Maturity by	Certificate	Repricing	Deposit	Repricing	Borrowings	Repricing		Repricing
Quarter End	Amount	Rate	Amount	Rate	Amount	Rate	Total	Rate
	(Dollars in thousands)
June 30, 2017	$236,644	0.99%	$163,050	0.66%	$300,000	3.24%	$699,694	1.88%
September 30, 2017	250,218	1.04	76,141	0.81	100,000	3.12	426,359	1.49
December 31, 2017	244,635	1.05	37,881	0.83	200,000	2.94	482,516	1.81
March 31, 2018	213,793	1.13	12,962	0.97	—	—	226,755	1.12
	$945,290	1.05	$290,034	0.74	$600,000	3.12	$1,835,324	1.68

Stockholders' Equity. Stockholders' equity was $1.38 billion at March 31, 2017 compared to $1.39 billion at September 30, 2016. The $10.7 million decrease was due primarily to the payment of $61.6 million in cash dividends, partially offset by net income of $42.2 million during the current year six month period. The cash dividends paid during the current year six month period totaled $0.46 per share and consisted of a $0.29 per share cash true-up dividend related to fiscal year 2016 earnings per the Company's dividend policy, and two regular quarterly cash dividends totaling $0.17 per share. On April 19, 2017, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $11.4 million, payable on May 19, 2017 to stockholders of record as of the close of business on May 5, 2017.

At March 31, 2017, Capitol Federal Financial, Inc., at the holding company level, had $95.7 million on deposit at the Bank. For fiscal year 2017, it is the intent of the Board of Directors and management to continue with the payout of 100% of the Company's earnings to its stockholders. Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company.

The following table presents regular quarterly dividends and special dividends paid in calendar years 2017, 2016, and 2015. The amounts represent cash dividends paid during each period. For the quarter ending June 30, 2017, the amount presented represents the dividend payable on May 19, 2017 to stockholders of record as of May 5, 2017.

	Calendar Year
	2017		2016		2015
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$11,386	$0.085	$11,305	$0.085	$11,592	$0.085
Quarter ended June 30	11,409	0.085	11,314	0.085	11,585	0.085
Quarter ended September 30			11,323	0.085	11,385	0.085
Quarter ended December 31			11,363	0.085	11,303	0.085
True-up dividends paid			38,835	0.290	33,248	0.250
True Blue dividends paid			33,274	0.250	33,924	0.250
Calendar year-to-date dividends paid	$22,795	$0.170	$117,414	$0.880	$113,037	$0.840

In October 2015, the Company announced a stock repurchase plan for up to $70.0 million of common stock. It is anticipated that shares will be purchased from time to time based upon market conditions and available liquidity. There is no expiration for this repurchase plan and no shares have been repurchased under this repurchase plan.

Operating Results
The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2017	2016	2016	2016	2016
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$63,106	$61,945	$61,516	$60,840	$60,732
MBS	6,191	6,362	6,860	7,401	7,702
Cash and cash equivalents	4,132	2,969	2,774	2,730	2,707
FHLB stock	3,100	2,939	3,044	3,050	3,006
Investment securities	1,131	1,107	1,401	1,506	1,485
Total interest and dividend income	77,660	75,322	75,595	75,527	75,632

Interest expense:
FHLB borrowings	16,771	16,117	16,262	16,361	16,394
Deposits	10,364	10,396	10,098	9,749	9,213
Repurchase agreements	1,471	1,503	1,503	1,487	1,487
Total interest expense	28,606	28,016	27,863	27,597	27,094

Net interest income	49,054	47,306	47,732	47,930	48,538

Provision for credit losses	—	—	(750)	—	—

Net interest income
(after provision for credit losses)	49,054	47,306	48,482	47,930	48,538

Non-interest income	5,573	5,268	5,691	5,429	6,626
Non-interest expense	21,937	21,597	23,962	23,327	23,426
Income tax expense	11,103	10,399	9,513	9,481	10,211
Net income	$21,587	$20,578	$20,698	$20,551	$21,527

Efficiency ratio	40.16%	41.08%	44.85%	43.72%	42.46%

Basic EPS	$0.16	$0.15	$0.16	$0.15	$0.16
Diluted EPS	0.16	0.15	0.16	0.15	0.16

Comparison of Operating Results for the Six Months Ended March 31, 2017 and 2016

The Company recognized net income of $42.2 million, or $0.31 per share, for the six month period ended March 31, 2017, a decrease of $80 thousand, or 0.2%, from the six month period ended March 31, 2016. Net income attributable to the leverage strategy was $1.5 million during the current year six month period, compared to $1.1 million for the prior year six month period.

The net interest margin increased one basis point, from 1.76% for the prior year six month period to 1.77% for the current year six month period. Excluding the effects of the leverage strategy, the net interest margin would have decreased one basis point, from 2.12% for the prior year six month period to 2.11% for the current year six month period. The decrease in the net interest margin was due mainly to an increase in interest expense on deposits, partially offset by a decrease in interest expense on borrowings not related to the leverage strategy. The positive impact on the net interest margin due to the shift in the mix of interest-earning assets from relatively lower yielding securities to higher yielding loans was offset by a decrease in the yield on loans and MBS.

The Company's efficiency ratio was 40.61% for the current year six month period compared to 43.25% for the prior year six month period. The improvement in the efficiency ratio was due primarily to a decrease in non-interest expense. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A lower value indicates that the financial institution is generating revenue with a proportionally lower level of expense.

Interest and Dividend Income
The weighted average yield on total interest-earning assets increased six basis points, from 2.74% for the prior year six month period to 2.80% for the current year six month period, while the average balance of interest-earning assets decreased $43.4 million from the prior year six month period. Absent the impact of the leverage strategy, the weighted average yield on total interest-earning assets would have increased one basis point, from 3.22% for the prior year six month period to 3.23% for the current year six month period, while the average balance would have decreased $20.0 million. The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2017	2016	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$125,051	$120,955	$4,096	3.4%
MBS	12,553	15,533	(2,980)	(19.2)
Cash and cash equivalents	7,101	4,327	2,774	64.1
FHLB stock	6,039	6,158	(119)	(1.9)
Investment securities	2,238	3,018	(780)	(25.8)
Total interest and dividend income	$152,982	$149,991	$2,991	2.0

The increase in interest income on loans receivable was due to a $392.9 million increase in the average balance of the portfolio, partially offset by a nine basis point decrease in the weighted average yield on the portfolio, to 3.53% for the current year six month period. Loan growth was primarily funded through cash flows from the securities portfolio. The decrease in the weighted average yield was due primarily to endorsements and refinances repricing loans to lower market rates, an increase in the amortization of premiums related to correspondent loans, and the origination and purchase of loans between periods at rates less than the existing portfolio rate.

The decrease in interest income on the MBS portfolio was due primarily to a $231.1 million decrease in the average balance of the portfolio as cash flows not reinvested were used to fund loan growth. Additionally, the weighted average yield on the MBS portfolio decreased seven basis points, from 2.23% during the prior year six month period to 2.16% for the current year six month period. The decrease in the weighted average yield was due to an increase in the impact of net premium amortization. Net premium amortization of $2.3 million during the current year six month period decreased the weighted average yield on the portfolio by 40 basis points. During the prior year six month period, $2.3 million of net premiums were amortized, which decreased the weighted average yield on the portfolio by 33 basis points.

The increase in interest income on cash and cash equivalents was due to a 27 basis point increase in the weighted average yield resulting from an increase in the yield earned on balances held at the FRB of Kansas City.

The decrease in interest income on investment securities was due to a $140.6 million decrease in the average balance. Cash flows not reinvested in the portfolio were used to fund loan growth.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities increased seven basis points, from 1.10% for the prior year six month period to 1.17% for the current year six month period, while the average balance of interest-bearing liabilities decreased $19.5 million from the prior year six month period. Absent the impact of the leverage strategy, the weighted average rate paid on total interest-bearing liabilities would have increased two basis points, from 1.28% for the prior year six month period to 1.30% for the current year six month period, and the average balance of interest-bearing liabilities would have increased $3.9 million. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2017	2016	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB borrowings	$32,888	$32,468	$420	1.3%
Deposits	20,760	18,012	2,748	15.3
Repurchase agreements	2,974	2,991	(17)	(0.6)
Total interest expense	$56,622	$53,471	$3,151	5.9

FHLB borrowings in the table above include interest expense on long-term FHLB advances and interest expense on FHLB borrowings associated with the leverage strategy. Interest expense on long-term FHLB advances decreased $1.9 million from the prior year six month period due to a $208.1 million decrease in the average balance of the portfolio as a result of not replacing all of the advances that matured between periods. Funds generated from deposit growth were used to pay off the maturing advances. The weighted average rate paid on long-term FHLB advances increased four basis points, to 2.28% for the current year six month period, due to maturing advances having a lower rate than the overall advance portfolio rate. Interest expense on FHLB borrowings associated with the leverage strategy increased $2.3 million from the prior year six month period due to a 23 basis point increase in the weighted average rate paid as a result of an increase in interest rates between periods.

The increase in interest expense on deposits was due primarily to a seven basis point increase in the weighted average rate, to 0.80% for the current year six month period, along with growth in the portfolio. The increase in weighted average rate was primarily related to the retail certificate of deposit portfolio. The average balance of the deposit portfolio increased $212.1 million during the current year six month period, with the majority of the increase in the retail deposit portfolio.

Provision for Credit Losses
The Bank did not record a provision for credit losses during the current year six month period or the prior year six month period. Based on management's assessment of the ACL formula analysis model and several other factors, it was determined that no provision for credit losses was necessary. Net loan charge-offs were $93 thousand during the current year six month period compared to $250 thousand during the prior year six month period. At March 31, 2017, loans 30 to 89 days delinquent were 0.22% of total loans and loans 90 or more days delinquent or in foreclosure were 0.19% of total loans.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2017	2016	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$7,291	$7,372	$(81)	(1.1)%
Income from BOLI	1,096	2,162	(1,066)	(49.3)
Other non-interest income	2,454	2,658	(204)	(7.7)
Total non-interest income	$10,841	$12,192	$(1,351)	(11.1)

The decrease in income from BOLI was due mainly to the receipt of a death benefit during the prior year six month period and no such benefit in the current year six month period.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2017	2016	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$21,178	$20,775	$403	1.9%
Information technology and communications	5,602	5,167	435	8.4
Occupancy, net	5,439	5,288	151	2.9
Deposit and loan transaction costs	2,614	2,670	(56)	(2.1)
Regulatory and outside services	2,611	2,630	(19)	(0.7)
Advertising and promotional	1,953	2,137	(184)	(8.6)
Federal insurance premium	1,772	2,781	(1,009)	(36.3)
Office supplies and related expense	978	1,471	(493)	(33.5)
Low income housing partnerships	—	2,094	(2,094)	(100.0)
Other non-interest expense	1,387	2,003	(616)	(30.8)
Total non-interest expense	$43,534	$47,016	$(3,482)	(7.4)

The increase in information technology and communications expense was due largely to software licensing and communication network expenses. The decrease in federal insurance premiums was due primarily to a decrease in the Federal Deposit Insurance Corporation ("FDIC") base assessment rate effective July 1, 2016. The decrease in office supplies and related expense was due primarily to lower debit card expenses compared to the prior year six month period, during which time the Bank began issuing debit cards enabled with chip card technology. The decrease in low income housing partnerships expense was due to a change in the Bank's method of accounting for those investments. The Bank had been accounting for these partnerships using the equity method of accounting as two of the Bank's officers were involved in the operational management of the low income housing partnership investment group. Effective September 30, 2016, those two Bank officers discontinued their involvement in the operational management of the investment group. On October 1, 2016, the Bank began using the proportional method of accounting for those investments rather than the equity method. As a result, the Bank no longer reports low income housing partnership expenses in non-interest expense; rather, the pretax operating losses and related tax benefits from the investments are reported as a component of income tax expense. The decrease in other non-interest expense was due mainly to lower deposit account charge-offs related to debit card fraud in the current year six month period, along with a decrease in OREO operations expense.

Income Tax Expense
Income tax expense was $21.5 million for the current year six month period compared to $19.5 million for the prior year six month period. The effective tax rate for the current year six month period was 33.8% compared to 31.5% for the prior year six month period. The increase in effective tax rate was due mainly to the change in accounting method for low income housing partnerships as previously discussed.

Average Balance Sheet
The following table presents the average balances of our assets, liabilities, and stockholders' equity, and the related annualized weighted average yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated and the weighted average yield/rate on our interest-earning assets and interest-bearing liabilities at March 31, 2017. As previously discussed, the leverage strategy was not in place at March 31, 2017, so the end of period yields/rates presented at March 31, 2017 in the table below do not reflect the effects of this strategy. Weighted average yields are derived by dividing annualized income by the average balance of the related assets, and weighted average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived from average daily balances. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yields/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	At	For the Six Months Ended
	March 31,	March 31, 2017			March 31, 2016
	2017	Average	Interest		Average	Interest
	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Rate	Amount	Paid	Rate	Amount	Paid	Rate
Assets:		(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	3.56%	$7,077,103	$125,051	3.53%	$6,684,173	$120,955	3.62%
MBS(2)	2.25	1,162,814	12,553	2.16	1,393,913	15,533	2.23
Investment securities(2)(3)	1.29	355,189	2,238	1.26	495,824	3,018	1.22
FHLB stock	6.47	194,824	6,039	6.22	205,714	6,158	5.99
Cash and cash equivalents(4)	0.99	2,117,787	7,101	0.66	2,171,491	4,327	0.39
Total interest-earning assets(1)(2)	3.28	10,907,717	152,982	2.80	10,951,115	149,991	2.74
Other non-interest-earning assets		298,414			291,151
Total assets		$11,206,131			$11,242,266

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	0.04	$814,227	149	0.04	$771,428	144	0.04
Savings	0.22	339,893	354	0.21	318,444	308	0.19
Money market	0.24	1,204,469	1,420	0.24	1,164,912	1,368	0.23
Retail certificates	1.46	2,436,744	17,420	1.43	2,334,281	15,341	1.31
Wholesale certificates	0.83	381,922	1,417	0.74	376,133	851	0.45
Total deposits	0.81	5,177,255	20,760	0.80	4,965,198	18,012	0.73
FHLB borrowings(5)	2.30	4,316,101	32,888	1.52	4,547,622	32,468	1.43
Repurchase agreements	2.94	200,000	2,974	2.94	200,000	2,991	2.94
Total borrowings	2.35	4,516,101	35,862	1.59	4,747,622	35,459	1.49
Total interest-bearing liabilities	1.31	9,693,356	56,622	1.17	9,712,820	53,471	1.10
Other non-interest-bearing liabilities		127,284			121,560
Stockholders' equity		1,385,491			1,407,886
Total liabilities and stockholders' equity		$11,206,131			$11,242,266
						(Continued)

	At	For the Six Months Ended
	March 31,	March 31, 2017			March 31, 2016
	2017	Average	Interest		Average	Interest
	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Rate	Amount	Paid	Rate	Amount	Paid	Rate
		(Dollars in thousands)
Net interest income(6)			$96,360			$96,520
Net interest rate spread(7)(8)	1.97%			1.63%			1.64%
Net interest-earning assets		$1,214,361			$1,238,295
Net interest margin(8)(9)				1.77			1.76
Ratio of interest-earning assets to interest-bearing liabilities				1.13x			1.13x

Selected performance ratios:
Return on average assets (annualized)(8)				0.75%			0.75%
Return on average equity (annualized)(8)				6.09			6.00
Average equity to average assets				12.36			12.52
Operating expense ratio(10)				0.78			0.84
Efficiency ratio(11)				40.61			43.25
Pre-tax yield on leverage strategy(12)				0.22			0.16

						(Concluded)

(1)
Calculated net of unearned loan fees, deferred costs, and undisbursed loan funds. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)	The average balance of investment securities includes an average balance of nontaxable securities of $32.2 million and $38.0 million for the six months ended March 31, 2017 and 2016, respectively.

(4)
The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $1.93 billion and $1.95 billion for the six months ended March 31, 2017 and 2016, respectively.

(5)
Included in this line are FHLB borrowings related to the leverage strategy with an average outstanding amount of $2.02 billion and $2.04 billion, interest paid of $6.8 million and $4.4 million, at a rate of 0.66% and 0.43% for the six months ended March 31, 2017 and 2016, respectively. The FHLB advance amounts and rates included in this line are net of deferred gains and deferred prepayment penalties.

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

(8)
The table below provides a reconciliation between certain performance ratios presented in accordance with GAAP and the performance ratios excluding the effects of the leverage strategy, which are not presented in accordance with GAAP. Management believes it is important for comparability purposes to provide the performance ratios without the leverage strategy because of the unique nature of the leverage strategy. The leverage strategy reduces some of our performance ratios due to the amount of earnings associated with the transaction in comparison to the size of the transaction, while increasing our net income.

	For the Six Months Ended
	March 31, 2017			March 31, 2016
	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Return on average assets (annualized)	0.75%	(0.14)%	0.89%	0.75%	(0.14)%	0.89%
Return on average equity (annualized)	6.09	0.22	5.87	6.00	0.16	5.84
Net interest margin	1.77	(0.34)	2.11	1.76	(0.36)	2.12
Net interest rate spread	1.63	(0.30)	1.93	1.64	(0.30)	1.94

(9)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

(10)	The operating expense ratio represents annualized non-interest expense as a percentage of average assets.

(11)	The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income.

(12)	The pre-tax yield on the leverage strategy represents annualized pre-tax income resulting from the transaction as a percentage of the average interest-earning assets associated with the transaction.

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the six months ended March 31, 2017 to the six months ended March 31, 2016. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Six Months Ended
	March 31, 2017 vs. March 31, 2016
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$6,896	$(2,800)	$4,096
MBS	(2,507)	(473)	(2,980)
Investment securities	(883)	103	(780)
FHLB stock	(351)	232	(119)
Cash and cash equivalents	(111)	2,885	2,774
Total interest-earning assets	3,044	(53)	2,991

Interest-bearing liabilities:
Checking	7	(2)	5
Savings	21	26	47
Money market	41	11	52
Certificates of deposit	641	2,003	2,644
FHLB borrowings	(2,479)	2,899	420
Repurchase agreements	(9)	(8)	(17)
Total interest-bearing liabilities	(1,778)	4,929	3,151

Net change in net interest income	$4,822	$(4,982)	$(160)

Comparison of Operating Results for the Three Months Ended March 31, 2017 and 2016

For the quarter ended March 31, 2017, the Company recognized net income of $21.6 million, or $0.16 per share, an increase of $60 thousand from the quarter ended March 31, 2016. Net income attributable to the leverage strategy was $828 thousand during the current quarter, compared to $561 thousand for the prior year quarter. The increase was due to a more positive interest rate spread between the yield earned on the cash held at the FRB of Kansas City and the rate paid on the related FHLB borrowings than in the prior year quarter, along with a decrease in federal insurance premiums.

The net interest margin increased two basis points, from 1.78% for the prior year quarter to 1.80% for the current quarter. Excluding the effects of the leverage strategy, the net interest margin would have increased two basis points, from 2.13% for the prior year quarter to 2.15% for the current quarter. The increase was due primarily to a shift of the mix of interest-earning assets from relatively lower yielding securities and cash to higher yielding loans, partially offset by a decrease in the loan portfolio yield.

The Company's efficiency ratio was 40.16% for the current quarter compared to 42.46% for the prior year quarter. The change in the efficiency ratio was due primarily to a decrease in non-interest expense.

Interest and Dividend Income
The weighted average yield on total interest-earning assets increased eight basis points, from 2.77% for the prior year quarter to 2.85% for the current quarter, while the average balance of interest-earning assets decreased $30.4 million from the prior year quarter. Absent the impact of the leverage strategy, the weighted average yield on total interest-earning assets would have increased five basis points, from 3.22% for the prior year quarter to 3.27% for the current quarter, while the average balance of interest-earning assets would have decreased $52.7 million. The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2017	2016	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$63,106	$60,732	$2,374	3.9%
MBS	6,191	7,702	(1,511)	(19.6)
Cash and cash equivalents	4,132	2,707	1,425	52.6
FHLB stock	3,100	3,006	94	3.1
Investment securities	1,131	1,485	(354)	(23.8)
Total interest and dividend income	$77,660	$75,632	$2,028	2.7

The increase in interest income on loans receivable was due to a $423.3 million increase in the average balance of the portfolio, partially offset by an eight basis point decrease in the weighted average yield on the portfolio, to 3.54% for the current quarter. Loan growth was funded through cash flows from the securities portfolio and excess operating cash. The decrease in the weighted average yield was due primarily to endorsements and refinances repricing loans to lower market rates and the origination and purchase of loans between periods at rates less than the existing portfolio rate.

The decrease in interest income on the MBS portfolio was due primarily to a $250.6 million decrease in the average balance of the portfolio as cash flows not reinvested were used to fund loan growth. Additionally, the weighted average yield on the MBS portfolio decreased four basis points, from 2.24% during the prior year quarter to 2.20% for the current quarter. The decrease in the weighted average yield was due to an increase in the impact of net premium amortization. During the current quarter, $1.0 million of net premiums on MBS were amortized, which decreased the weighted average yield on the portfolio by 36 basis points. During the prior year quarter, $1.1 million of net premiums were amortized, which decreased the weighted average yield on the portfolio by 32 basis points.

The increase in interest income on cash and cash equivalents was due primarily to a 29 basis point increase in the weighted average yield resulting from an increase in yield earned on balances held at the FRB of Kansas City. The decrease in interest income on investment securities was due primarily to a $134.8 million decrease in the average balance of the portfolio as cash flows not reinvested were used to fund loan growth.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities increased seven basis points, from 1.12% for the prior year quarter to 1.19% for the current quarter, while the average balance of interest-bearing liabilities decreased $7.1 million. Absent the impact of the leverage strategy, the weighted average rate paid on total interest-bearing liabilities would have increased four basis points, from 1.27% for the prior year quarter to 1.31% for the current quarter, while the average balance of interest-bearing liabilities would have decreased $29.4 million. The following table presents the components of interest expense for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2017	2016	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB borrowings	$16,771	$16,394	$377	2.3%
Deposits	10,364	9,213	1,151	12.5
Repurchase agreements	1,471	1,487	(16)	(1.1)
Total interest expense	$28,606	$27,094	$1,512	5.6

FHLB borrowings in the table above includes interest expense on long-term FHLB advances and interest expense on FHLB borrowings associated with the leverage strategy. Interest expense on long-term FHLB advances decreased $836 thousand due largely to a $198.5 million decrease in the average balance of the portfolio as a result of not replacing all of the advances that matured between periods. Primarily funds generated from deposit growth were used to pay off the maturing advances. The weighted average rate paid on long-term FHLB advances increased seven basis points, to 2.30% for the current year quarter, due primarily to maturing advances having a lower rate than the overall advance portfolio rate. Interest expense on FHLB borrowings associated with the leverage strategy increased $1.2 million from the prior year quarter due to a 23 basis point increase in the weighted average rate paid resulting from an increase in interest rates between periods.

The increase in interest expense on deposits was due primarily to a seven basis point increase in the weighted average rate, to 0.81% for the current quarter, along with growth in deposits. The average balance of the deposit portfolio increased $169.1 million compared to the prior year quarter.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2017	2016	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$3,582	$3,558	$24	0.7%
Income from BOLI	573	1,459	(886)	(60.7)
Other non-interest income	1,418	1,609	(191)	(11.9)
Total non-interest income	$5,573	$6,626	$(1,053)	(15.9)

The decrease in income from BOLI was due mainly to the receipt of a death benefit during the prior year quarter and no such benefit in the current year quarter.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2017	2016	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$10,544	$10,288	$256	2.5%
Information technology and communications	2,768	2,609	159	6.1
Occupancy, net	2,764	2,616	148	5.7
Deposit and loan transaction costs	1,228	1,396	(168)	(12.0)
Regulatory and outside services	1,265	1,144	121	10.6
Advertising and promotional	1,263	983	280	28.5
Federal insurance premium	878	1,399	(521)	(37.2)
Office supplies and related expense	541	584	(43)	(7.4)
Low income housing partnerships	—	1,321	(1,321)	(100.0)
Other non-interest expense	686	1,086	(400)	(36.8)
Total non-interest expense	$21,937	$23,426	$(1,489)	(6.4)

The decrease in federal insurance premiums was due primarily to a decrease in the FDIC base assessment rate effective July 1, 2016. The increase in advertising and promotional expense was due primarily to the timing of media campaigns and sponsorships. The decrease in low income housing partnerships expense was due to a change in the Bank's method of accounting for those investments as previously discussed. The decrease in other non-interest expense was due mainly to a decrease in OREO operations expense, as well as to lower deposit account charge-offs related to debit card fraud in the current year quarter.

Income Tax Expense
Income tax expense was $11.1 million for the current quarter compared to $10.2 million for the prior year quarter. The effective tax rate for the current quarter was 34.0% compared to 32.2% for the prior year quarter. The increase in effective tax rate was due mainly to the change in accounting method for low income housing partnerships as previously discussed.

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

	For the Three Months Ended
	March 31, 2017			March 31, 2016
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$7,140,433	$63,106	3.54%	$6,717,174	$60,732	3.62%
MBS(2)	1,124,367	6,191	2.20	1,374,917	7,702	2.24
Investment securities(2)(3)	353,722	1,131	1.28	488,493	1,485	1.22
FHLB stock	193,826	3,100	6.49	202,006	3,006	5.98
Cash and cash equivalents(4)	2,082,180	4,132	0.79	2,142,320	2,707	0.50
Total interest-earning assets(1)(2)	10,894,528	77,660	2.85	10,924,910	75,632	2.77
Other non-interest-earning assets	300,795			295,430
Total assets	$11,195,323			$11,220,340

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$828,420	75	0.04	$785,149	72	0.04
Savings	344,699	199	0.23	323,572	168	0.21
Money market	1,218,058	712	0.24	1,170,684	683	0.23
Retail certificates	2,428,497	8,652	1.44	2,357,389	7,805	1.33
Wholesale certificates	378,546	726	0.78	392,286	485	0.50
Total deposits	5,198,220	10,364	0.81	5,029,080	9,213	0.74
FHLB borrowings(5)	4,302,878	16,771	1.57	4,479,096	16,394	1.47
Repurchase agreements	200,000	1,471	2.94	200,000	1,487	2.94
Total borrowings	4,502,878	18,242	1.64	4,679,096	17,881	1.53
Total interest-bearing liabilities	9,701,098	28,606	1.19	9,708,176	27,094	1.12
Other non-interest-bearing liabilities	115,547			110,635
Stockholders' equity	1,378,678			1,401,529
Total liabilities and stockholders' equity	$11,195,323			$11,220,340
					(Continued)

	For the Three Months Ended
	March 31, 2017			March 31, 2016
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
	(Dollars in thousands)
Net interest income(6)		$49,054			$48,538
Net interest rate spread(7)(8)			1.66%			1.65%
Net interest-earning assets	$1,193,430			$1,216,734
Net interest margin(8)(9)			1.80			1.78
Ratio of interest-earning assets to interest-bearing liabilities			1.12x			1.13x

Selected performance ratios:
Return on average assets (annualized)(8)			0.77%			0.77%
Return on average equity (annualized)(8)			6.26			6.14
Average equity to average assets			12.31			12.49
Operating expense ratio(10)			0.78			0.84
Efficiency ratio(11)			40.16			42.46
Pre-tax yield on leverage strategy(12)			0.25			0.16

					(Concluded)

(1)
Calculated net of unearned loan fees, deferred costs, and undisbursed loan funds. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)	The average balance of investment securities includes an average balance of nontaxable securities of $31.2 million and $37.9 million for the quarters ended March 31, 2017 and 2016, respectively.

(4)
The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $1.94 billion and $1.92 billion for the quarters ended March 31, 2017 and 2016, respectively.

(5)
Included in this line are FHLB borrowings related to the leverage strategy with an average outstanding amount of $2.03 billion and $2.01 billion, interest paid of $3.9 million and $2.7 million, at a rate of 0.76% and 0.53% for the quarters ended March 31, 2017 and 2016, respectively. The FHLB advance amounts and rates included in this line are net of deferred gains and deferred prepayment penalties.

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

(8)
The table below provides a reconciliation between certain performance ratios presented in accordance with GAAP and the performance ratios excluding the effects of the leverage strategy, which are not presented in accordance with GAAP. Management believes it is important for comparability purposes to provide the performance ratios without the leverage strategy because of the unique nature of the leverage strategy. The leverage strategy reduces some of our performance ratios due to the amount of earnings associated with the transaction in comparison to the size of the transaction, while increasing our net income.

	For the Three Months Ended
	March 31, 2017			March 31, 2016
	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Return on average assets (annualized)	0.77%	(0.14)%	0.91%	0.77%	(0.14)%	0.91%
Return on average equity (annualized)	6.26	0.24	6.02	6.14	0.16	5.98
Net interest margin	1.80	(0.35)	2.15	1.78	(0.35)	2.13
Net interest rate spread	1.66	(0.30)	1.96	1.65	(0.30)	1.95

(9)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

(10)	The operating expense ratio represents annualized non-interest expense as a percentage of average assets.

(11)	The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income.

(12)	The pre-tax yield on the leverage strategy represents annualized pre-tax income resulting from the transaction as a percentage of the average interest-earning assets associated with the transaction.

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended March 31, 2017 to the three months ended March 31, 2016. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended March 31,
	2017 vs. 2016
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$3,706	$(1,332)	$2,374
MBS	(1,381)	(130)	(1,511)
Investment securities	(427)	73	(354)
FHLB stock	(134)	228	94
Cash and cash equivalents	(79)	1,504	1,425
Total interest-earning assets	1,685	343	2,028

Interest-bearing liabilities:
Checking	3	(1)	2
Savings	11	20	31
Money market	22	7	29
Certificates of deposit	161	928	1,089
FHLB borrowings	(1,175)	1,552	377
Repurchase agreements	(8)	(8)	(16)
Total interest-bearing liabilities	(986)	2,498	1,512

Net change in net interest income	$2,671	$(2,155)	$516

Comparison of Operating Results for the Three Months Ended March 31, 2017 and December 31, 2016

For the quarter ended March 31, 2017, the Company recognized net income of $21.6 million, or $0.16 per share, compared to net income of $20.6 million, or $0.15 per share, for the quarter ended December 31, 2016. The increase was due primarily to an increase in net interest income. The Company's efficiency ratio was 40.16% for the current quarter compared to 41.08% for the prior quarter. The change in the efficiency ratio was due primarily to an increase in net interest income in the current quarter.

Net income attributable to the leverage strategy was $828 thousand during the current quarter, compared to $642 thousand for the prior quarter. The increase was due to a more positive interest rate spread between the yield earned on the cash held at the FRB of Kansas City and the rate paid on the related FHLB borrowings than in the prior quarter, as well as to a higher yield on the FHLB stock holdings in the current quarter.

Net interest income increased $1.7 million, or 3.7%, from the prior quarter to $49.1 million for the current quarter. The net interest margin increased seven basis points from 1.73% for the prior quarter to 1.80% for the current quarter. Excluding the effects of the leverage strategy, the net interest margin would have increased eight basis points from 2.07% for the prior quarter to 2.15% for the current quarter. The increase in the net interest margin was due mainly to the shift in the mix of interest-earning assets from relatively lower yielding securities and cash to higher yielding loans, along with a reduction in interest expense resulting from fewer days in the current quarter and an increase in yield on MBS.

Interest and Dividend Income
The weighted average yield on total interest-earning assets for the current quarter increased nine basis points from the prior quarter, to 2.85%, while the average balance of interest-earning assets decreased $26.1 million between the two periods. Absent the impact of the leverage strategy, the weighted average yield on total interest-earning assets would have increased seven basis points from the prior quarter, to 3.27%, while the average balance would have decreased $47.4 million. The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2017	2016	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$63,106	$61,945	$1,161	1.9%
MBS	6,191	6,362	(171)	(2.7)
Cash and cash equivalents	4,132	2,969	1,163	39.2
FHLB stock	3,100	2,939	161	5.5
Investment securities	1,131	1,107	24	2.2
Total interest and dividend income	$77,660	$75,322	$2,338	3.1

The increase in interest income on loans receivable was due primarily to a $125.3 million increase in the average balance of the portfolio. The loan growth was funded with cash flows from the securities portfolio and excess operating cash during the quarter. The weighted average yield on the portfolio increased one basis point, to 3.54% for the current quarter.

The decrease in interest income on MBS was due mainly to a $76.1 million decrease in the average balance of the portfolio as cash flows were used to fund loan growth. This was partially offset by an increase in the weighted average yield on the portfolio of eight basis points, to 2.20% for the current quarter due primarily to a decrease in the impact of net premium amortization. During the current quarter, $1.0 million of net premiums on MBS were amortized, which decreased the weighted average yield on the portfolio by 36 basis points. During the prior quarter, $1.3 million of net premiums were amortized, which decreased the weighted average yield on the portfolio by 43 basis points. As of March 31, 2017, the remaining net balance of premiums on our portfolio of MBS was $10.9 million.

The increase in interest income on cash and cash equivalents was due primarily to a 25 basis point increase in the weighted average yield, to 0.79% for the current quarter, resulting from an increase in the yield earned on balances held at the FRB of Kansas City.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities for the current quarter increased four basis points from the prior quarter, to 1.19%, and the average balance of interest-bearing liabilities increased $15.3 million between the two periods. Absent the impact of the leverage strategy, the weighted average rate paid on total interest-bearing liabilities for the current quarter would have increased one basis point from the prior quarter, to 1.31%, while the average balance would have decreased $6.0 million. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2017	2016	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB borrowings	$16,771	$16,117	$654	4.1%
Deposits	10,364	10,396	(32)	(0.3)
Repurchase agreements	1,471	1,503	(32)	(2.1)
Total interest expense	$28,606	$28,016	$590	2.1

FHLB borrowings in the table above includes interest expense on long-term FHLB advances and interest expense on FHLB borrowings associated with the leverage strategy. Interest expense related to long-term FHLB advances decreased $343 thousand from the prior quarter due to a $47.5 million decrease in the average balance of the portfolio. The weighted average rate paid during the current quarter was 2.30%. During the prior quarter, a $100.0 million advance with an effective rate of 0.78%, which was lower than the existing portfolio rate, matured and was not renewed or replaced, thereby increasing the weighted average rate paid on the portfolio. Interest expense on FHLB borrowings associated with the leverage strategy increased $997 thousand from the prior quarter due to a 20 basis point increase in the weighted average rate paid as a result of an increase in interest rates between periods.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2017	2016	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$3,582	$3,709	$(127)	(3.4)%
Income from BOLI	573	523	50	9.6
Other non-interest income	1,418	1,036	382	36.9
Total non-interest income	$5,573	$5,268	$305	5.8

The increase in other non-interest income was due primarily to an increase in insurance commissions resulting from the receipt of annual commissions from certain insurance providers during the current quarter and no such commissions being received in the prior quarter.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2017	2016	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$10,544	$10,634	$(90)	(0.8)%
Information technology and communications	2,768	2,834	(66)	(2.3)
Occupancy, net	2,764	2,675	89	3.3
Deposit and loan transaction costs	1,228	1,386	(158)	(11.4)
Regulatory and outside services	1,265	1,346	(81)	(6.0)
Advertising and promotional	1,263	690	573	83.0
Federal insurance premium	878	894	(16)	(1.8)
Office supplies and related expense	541	437	104	23.8
Other non-interest expense	686	701	(15)	(2.1)
Total non-interest expense	$21,937	$21,597	$340	1.6

The increase in advertising and promotional expense was due mainly to the timing of media campaigns and sponsorships.

Income Tax Expense
Income tax expense was $11.1 million for the current quarter, compared to $10.4 million for the prior quarter. The effective tax rate for the current quarter was 34.0% compared to 33.6% for the prior quarter. Management anticipates the effective tax rate for fiscal year 2017 will be approximately 34%, based on fiscal year 2017 estimates as of March 31, 2017.

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

	For the Three Months Ended
	March 31, 2017			December 31, 2016
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$7,140,433	$63,106	3.54%	$7,015,151	$61,945	3.53%
MBS(2)	1,124,367	6,191	2.20	1,200,425	6,362	2.12
Investment securities(2)(3)	353,722	1,131	1.28	356,623	1,107	1.24
FHLB stock	193,826	3,100	6.49	195,801	2,939	5.97
Cash and cash equivalents(4)	2,082,180	4,132	0.79	2,152,621	2,969	0.54
Total interest-earning assets(1)(2)	10,894,528	77,660	2.85	10,920,621	75,322	2.76
Other non-interest-earning assets	300,795			296,084
Total assets	$11,195,323			$11,216,705

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$828,420	75	0.04	$800,342	74	0.04
Savings	344,699	199	0.23	335,192	155	0.18
Money market	1,218,058	712	0.24	1,191,175	708	0.24
Retail certificates	2,428,497	8,652	1.44	2,444,812	8,768	1.43
Wholesale certificates	378,546	726	0.78	385,224	691	0.71
Total deposits	5,198,220	10,364	0.81	5,156,745	10,396	0.80
FHLB borrowings(5)	4,302,878	16,771	1.57	4,329,037	16,117	1.48
Repurchase agreements	200,000	1,471	2.94	200,000	1,503	2.94
Total borrowings	4,502,878	18,242	1.64	4,529,037	17,620	1.54
Total interest-bearing liabilities	9,701,098	28,606	1.19	9,685,782	28,016	1.15
Other non-interest-bearing liabilities	115,547			138,767
Stockholders' equity	1,378,678			1,392,156
Total liabilities and stockholders' equity	$11,195,323			$11,216,705
					(Continued)

	For the Three Months Ended
	March 31, 2017			December 31, 2016
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
	(Dollars in thousands)
Net interest income(6)		$49,054			$47,306
Net interest rate spread(7)(8)			1.66%			1.61%
Net interest-earning assets	$1,193,430			$1,234,839
Net interest margin(8)(9)			1.80			1.73
Ratio of interest-earning assets to interest-bearing liabilities			1.12x			1.13x

Selected performance ratios:
Return on average assets (annualized)(8)			0.77%			0.73%
Return on average equity (annualized)(8)			6.26			5.91
Average equity to average assets			12.31			12.41
Operating expense ratio(10)			0.78			0.77
Efficiency ratio(11)			40.16			41.08
Pre-tax yield on leverage strategy(12)			0.25			0.19

					(Concluded)

(1)
Calculated net of unearned loan fees, deferred costs, and undisbursed loan funds. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)
The average balance of investment securities includes an average balance of nontaxable securities of $31.2 million and $33.3 million for the quarters ended March 31, 2017 and December 31, 2016, respectively.

(4)
The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $1.94 billion and $1.92 billion for the quarters ended March 31, 2017 and December 31, 2016, respectively.

(5)
Included in this line are FHLB borrowings related to the leverage strategy with an average outstanding amount of $2.03 billion and $2.01 billion, interest paid of $3.9 million and $2.9 million, at a rate of 0.76% and 0.56% for the quarters ended March 31, 2017 and December 31, 2016, respectively. The FHLB advance amounts and rates included in this line are net of deferred gains and deferred prepayment penalties.

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

(8)
The table below provides a reconciliation between certain performance ratios presented in accordance with GAAP and the performance ratios excluding the effects of the leverage strategy, which are not presented in accordance with GAAP. Management believes it is important for comparability purposes to provide the performance ratios without the leverage strategy because of the unique nature of the leverage strategy. The leverage strategy reduces some of our performance ratios due to the amount of earnings associated with the transaction in comparison to the size of the transaction, while increasing our net income.

	For the Three Months Ended
	March 31, 2017			December 31, 2016
	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Return on average assets (annualized)	0.77%	(0.14)%	0.91%	0.73%	(0.14)%	0.87%
Return on average equity (annualized)	6.26	0.24	6.02	5.91	0.18	5.73
Net interest margin	1.80	(0.35)	2.15	1.73	(0.34)	2.07
Net interest rate spread	1.66	(0.30)	1.96	1.61	(0.29)	1.90

(9)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

(10)	The operating expense ratio represents annualized non-interest expense as a percentage of average assets.

(11)	The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income.

(12)	The pre-tax yield on the leverage strategy represents annualized pre-tax income resulting from the transaction as a percentage of the average interest-earning assets associated with the transaction.

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended March 31, 2017 to the three months ended December 31, 2016. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous quarter's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous quarter period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended
	March 31, 2017 vs. December 31, 2016
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,060	$101	$1,161
MBS	(412)	241	(171)
Investment securities	(9)	33	24
FHLB stock	(36)	197	161
Cash and cash equivalents	(102)	1,265	1,163
Total interest-earning assets	501	1,837	2,338

Interest-bearing liabilities:
Checking	1	—	1
Savings	4	40	44
Money market	3	1	4
Certificates of deposit	(131)	50	(81)
FHLB borrowings	(374)	1,028	654
Repurchase agreements	(16)	(16)	(32)
Total interest-bearing liabilities	(513)	1,103	590

Net change in net interest income	$1,014	$734	$1,748

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

In the event short-term liquidity needs exceed available cash, the Bank has access to a line of credit at FHLB and the FRB of Kansas City's discount window. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of regulatory total assets without the pre-approval of FHLB senior management. In June 2016, the president of FHLB approved an increase, through July 2017, in the Bank's borrowing limit to 55% of Bank Call Report total assets. When the leverage strategy is in place, the Bank maintains the resulting excess cash reserves from the FHLB borrowings at the FRB of Kansas City, which can be used to meet any short-term liquidity needs. The amount that can be borrowed from the FRB of Kansas City's discount window is based upon the fair value of securities pledged as collateral and certain other characteristics of those securities, and is used only when other sources of short-term liquidity are unavailable. Management tests the Bank's access to the FRB of Kansas City's discount window annually with a nominal, overnight borrowing.

If management observes a trend in the amount and frequency of line of credit utilization and/or short-term borrowings that is not in conjunction with a planned strategy, such as the leverage strategy, the Bank will likely utilize long-term wholesale borrowing sources such as FHLB advances and/or repurchase agreements to provide long-term, fixed-rate funding. The maturities of these long-term borrowings are generally staggered in order to mitigate the risk of a highly negative cash flow position at maturity. The Bank's internal policy limits total borrowings to 55% of total assets. At March 31, 2017, the Bank had term borrowings, at par, of $2.48 billion, or approximately 27% of total assets.

The amount of FHLB long-term advances outstanding at March 31, 2017 was $2.28 billion, of which $500.0 million was scheduled to mature in the next 12 months. All FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB. At March 31, 2017, the Bank's ratio of the par value of FHLB borrowings to Call Report total assets was 25%. When the full leverage strategy is in place, FHLB borrowings are in excess of 40% of the Bank's Call Report total assets, and are expected to be in excess of 40% as long as the Bank continues its leverage strategy and FHLB senior management continue to approve the Bank's borrowing limit being in excess of 40% of Call Report total assets. All or a portion of the FHLB borrowings in conjunction with the leverage strategy could be repaid at any point in time while the strategy is in effect, if necessary. Additionally, the Bank could utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At March 31, 2017, the Bank had $657.3 million of securities that were eligible but unused as collateral for borrowing or other liquidity needs.

At March 31, 2017, the Bank had repurchase agreements of $200.0 million, or approximately 2% of total assets, of which $100.0 million was scheduled to mature in the next 12 months. The Bank may enter into additional repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to the total borrowings limit of 55% discussed above. The Bank has pledged securities with an estimated fair value of $219.0 million as collateral for repurchase agreements as of March 31, 2017. The securities pledged for the repurchase agreements will be delivered back to the Bank when the repurchase agreements mature.

The Bank has access to other sources of funds for liquidity purposes, such as brokered and public unit deposits. As of March 31, 2017, the Bank's policy allowed for combined brokered and public unit deposits up to 15% of total deposits. At March 31, 2017, the Bank had public unit deposits totaling $347.5 million, which had an average remaining term to maturity of seven months, or approximately 7% of total deposits, and no brokered deposits. Management continuously monitors the wholesale deposit market for opportunities to obtain funds at attractive rates. The Bank had pledged securities with an estimated fair value of $393.6 million as collateral for public unit deposits at March 31, 2017. The securities pledged as collateral for public unit deposits are held under joint custody with FHLB and generally will be released upon deposit maturity.

At March 31, 2017, $1.24 billion of the Bank's certificate of deposit portfolio was scheduled to mature within one year, including $290.0 million of public unit deposits. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products at the prevailing rate, although no assurance can be given in this regard.  We also anticipate the majority of the maturing public unit deposits will be replaced with similar wholesale funding products.

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

The following table presents the contractual maturities of our loan, MBS, and investment securities portfolios at March 31, 2017, along with associated weighted average yields. Loans and securities which have adjustable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses. As of March 31, 2017, the amortized cost of investment securities in our portfolio which are callable or have pre-refunding dates within one year was $151.6 million.

	Loans(1)		MBS		Investment Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Amounts due:
Within one year	$121,604	4.00%	$314	4.07%	$81,125	1.07%	$203,043	2.83%

After one year:
Over one to two years	47,557	3.85	7,388	4.11	126,999	1.21	181,944	2.02
Over two to three years	13,741	4.67	10,575	4.53	4,719	1.37	29,035	4.08
Over three to five years	40,325	4.31	58,174	2.71	111,377	1.50	209,876	2.38
Over five to ten years	543,157	3.79	496,274	2.12	2,189	1.89	1,041,620	2.99
Over ten to fifteen years	1,413,975	3.20	157,065	1.78	—	—	1,571,040	3.06
After fifteen years	5,001,987	3.61	361,080	2.46	1,914	2.39	5,364,981	3.53
Total due after one year	7,060,742	3.55	1,090,556	2.25	247,198	1.36	8,398,496	3.32

	$7,182,346	3.56	$1,090,870	2.25	$328,323	1.29	$8,601,539	3.30

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

The maximum balance of short-term FHLB borrowings outstanding at any month-end during the six months ended March 31, 2017 was $2.60 billion, and the average balance of short-term FHLB borrowings outstanding during this period was $2.52 billion at a weighted average contractual rate of 1.12%. Short-term FHLB borrowings are defined as those with maturity dates within the next 12 months. The majority of the short-term FHLB borrowings amount related to borrowings associated with the leverage strategy. This compares to a balance of short-term FHLB borrowings outstanding at March 31, 2017 of $500.0 million at a weighted average contractual rate of 3.04%.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company's consolidated financial statements for the quarter ended March 31, 2017, or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action ("PCA"). As of March 31, 2017, the Bank and Company exceeded all regulatory capital requirements. The following table presents the regulatory capital ratios of the Bank and the Company at March 31, 2017.

				Regulatory
				Requirement For
			Minimum	Well-Capitalized
	Bank	Company	Regulatory	Status of Bank
	Ratios	Ratios	Requirement	Under PCA Provisions
Tier 1 leverage ratio	11.0%	12.3%	4.0%	5.0%
Common Equity Tier 1 capital ratio	28.1	31.3	4.5	6.5
Tier 1 capital ratio	28.1	31.3	6.0	8.0
Total capital ratio	28.3	31.5	8.0	10.0

The following table presents a reconciliation of equity under GAAP to regulatory capital amounts, as of March 31, 2017, for the Bank and the Company (dollars in thousands):

	Bank	Company
Total equity as reported under GAAP	$1,241,868	$1,382,289
Unrealized gains on AFS securities	(4,222)	(4,222)
Total tier 1 capital	1,237,646	1,378,067
ACL	8,447	8,447
Total capital	$1,246,093	$1,386,514

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

Qualitative Disclosure about Market Risk
At March 31, 2017, the Bank's gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $269.2 million, or 2.91% of total assets, compared to $1.07 billion, or 11.54% of total assets, at September 30, 2016. Market rates of interest increased between September 30, 2016 and March 31, 2017. As interest rates rise, borrowers have less economic incentive to refinance their mortgages and agency debt issuers have less economic incentive to exercise their call options in order to issue new debt at lower interest rates. This increase in interest rates resulted in lower projected cash flows on these assets over the next year compared to September 30, 2016. In addition, lower cash balances and an increase in borrowings repricing reduced the one-year gap compared to September 30, 2016.

The majority of interest-earning assets anticipated to reprice in the coming year are repayments and prepayments on mortgage loans and MBS, both of which include the option to prepay without a fee being paid by the contract holder. The amount of interest-bearing liabilities expected to reprice in a given period is not typically impacted significantly by changes in interest rates because the Bank's borrowings and certificate of deposit portfolios have contractual maturities and generally cannot be terminated early without a prepayment penalty. If interest rates were to increase 200 basis points, as of March 31, 2017, the Bank's one-year gap is projected to be $(215.4) million, or (2.33)% of total assets. This compares to a one-year gap of $208.7 million, or 2.25% of total assets, if interest rates were to have increased 200 basis points as of September 30, 2016.

During the current quarter, loan repayments totaled $239.1 million and cash flows from the securities portfolio totaled $102.7 million. Total cash flows from fixed-rate liabilities that repriced during the current quarter were approximately $324.4 million. The asset cash flows of $341.8 million were reinvested into new assets at current market interest rates. While not every quarter has asset and liability cash flows matching so closely, these offsetting cash flows allow the Bank to manage its interest rate risk and gap position more precisely than if the Bank did not have offsetting cash flows due to its mix of assets or maturity structure of liabilities.

Other strategies include managing the Bank's wholesale assets and liabilities. The Bank uses long-term fixed-rate borrowings with no embedded options to lengthen the average life of the Bank's liabilities. The fixed-rate characteristics of these borrowings lock in the cost until maturity and thus decrease the amount of liabilities repricing as interest rates move higher compared to funding with lower-cost short-term borrowings. These borrowings are laddered in order to prevent large amounts of liabilities repricing in any one period. The WAL of the Bank's term borrowings as of March 31, 2017 was 2.5 years.

The Bank uses the securities portfolio to shorten the average life of the Bank's assets. Purchases in the securities portfolio over the past couple of years have primarily been focused on callable agency debentures with maturities no longer than five years, shorter duration MBS, and adjustable-rate MBS. These securities have a shorter average life and provide a steady source of cash flow that can be reinvested as interest rates rise or used to purchase higher-yielding assets. The WAL of the Bank's securities portfolio as of March 31, 2017 was 3.4 years.

In addition to the wholesale strategies, the Bank has sought to increase core deposits and long-term certificates of deposit. Core deposits are expected to reduce the risk of higher interest rates because their interest rates are not expected to increase significantly as market interest rates rise. Specifically, checking accounts and savings accounts have had minimal interest rate fluctuations throughout historical interest rate cycles, though no assurance can be given that this will be the case in future interest rate cycles. The balances and rates of these accounts have historically tended to remain very stable over time, giving them the characteristic of long-term liabilities. The Bank uses historical data pertaining to these accounts to estimate their future balances. At March 31, 2017 the WAL of the Bank's transaction accounts was 7.7 years.

Over the last couple years, the Bank has priced long-term certificates of deposit more aggressively than short-term certificates of deposit with the goal of giving customers incentive to move funds into longer-term certificates of deposit when interest rates were lower. Long-term certificates of deposit reduce the amount of liabilities repricing as interest rates rise. The WAL of the Bank's retail certificate of deposit portfolio as of March 31, 2017 was 1.8 years, up from 1.7 years at March 31, 2015.

Because of the on-balance sheet strategies implemented over the past several years, management believes the Bank is well-positioned to move into a market rate environment where interest rates are higher.

Gap Table. The following gap table summarizes the anticipated maturities or repricing periods of the Bank's interest-earning assets and interest-bearing liabilities based on the information and assumptions set forth in the notes below. Cash flow projections for mortgage-related assets are calculated based in part on prepayment assumptions at current and projected interest rates. Prepayment projections are subjective in nature, involve uncertainties and assumptions and, therefore, cannot be determined with a high degree of accuracy. Although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates. Assumptions may not reflect how actual yields and costs respond to market interest rate changes. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgage ("ARM") loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the gap table below. A positive gap indicates more cash flows from assets are expected to reprice than cash flows from liabilities and would indicate, in a rising rate environment, that earnings should increase. A negative gap indicates more cash flows from liabilities are expected to reprice than cash flows from assets and would indicate, in a rising rate environment, that earnings should decrease. For additional information regarding the impact of changes in interest rates, see the following Change in Net Interest Income and Change in MVPE discussions and tables.

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$1,784,388	$1,848,256	$1,159,547	$2,567,412	$7,359,603
Securities(2)	575,300	438,282	255,900	142,923	1,412,405
Other interest-earning assets	222,886	—	—	—	222,886
Total interest-earning assets	2,582,574	2,286,538	1,415,447	2,710,335	8,994,894

Interest-bearing liabilities:
Non-maturity deposits(3)	469,510	447,153	312,969	1,325,936	2,555,568
Certificates of deposit	1,243,822	979,824	584,476	1,242	2,809,364
Borrowings(4)	600,000	825,000	850,000	243,790	2,518,790
Total interest-bearing liabilities	2,313,332	2,251,977	1,747,445	1,570,968	7,883,722

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$269,242	$34,561	$(331,998)	$1,139,367	$1,111,172

Cumulative excess of interest-earning assets over
interest-bearing liabilities	$269,242	$303,803	$(28,195)	$1,111,172

Cumulative excess of interest-earning assets over interest-bearing liabilities as a percent of total Bank assets at:
March 31, 2017	2.91%	3.29%	(0.30)%	12.02%
September 30, 2016	11.54

Cumulative one-year gap - interest rates +200 bps at:
March 31, 2017	(2.33)
September 30, 2016	2.25

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

(2)
MBS reflect projected prepayments at amortized cost. Investment securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of March 31, 2017, at amortized cost.

(3)
Although the Bank's checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts is based on assumptions developed from our actual experiences with these accounts. If all of the Bank's checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $1.82 billion, for a cumulative one-year gap of (19.6)% of total assets.

(4)	Borrowings exclude deferred prepayment penalty costs.

Change in Net Interest Income. For each date presented in the following table, the estimated change in the Bank's net interest income is based on the indicated instantaneous, parallel and permanent change in interest rates presented. The change in each interest rate environment represents the difference between estimated net interest income in the 0 basis point interest rate environment ("base case," assumes the forward market and product interest rates implied by the yield curve are realized) and the estimated net interest income in each alternative interest rate environment (assumes market and product interest rates have a parallel shift in rates across all maturities by the indicated change in rates). Projected cash flows for each scenario are based upon varying prepayment assumptions to model likely customer behavior changes as market rates change. At all dates presented, the three-month Treasury bill yield was less than one percent, so the -100 basis points scenario was not applicable. Estimations of net interest income used in preparing the table below were based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change materially and that any repricing of assets or liabilities occurs at anticipated product and market rates for the alternative rate environments as of the dates presented. The estimation of net interest income does not include any projected gains or losses related to the sale of loans or securities, or income derived from non-interest income sources, but does include the use of different prepayment assumptions in the alternative interest rate environments. It is important to consider that estimated changes in net interest income are for a cumulative four-quarter period. These do not reflect the earnings expectations of management.

Change	Net Interest Income At
(in Basis Points)	March 31, 2017			September 30, 2016
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100 bp	N/A	N/A	N/A	N/A	N/A	N/A
000 bp	$194,590	$—	—%	$188,696	$—	—%
+100 bp	195,380	790	0.41	192,921	4,225	2.24
+200 bp	193,784	(806)	(0.41)	194,919	6,223	3.30
+300 bp	191,100	(3,490)	(1.79)	195,187	6,491	3.44

(1)	Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The increase in net interest income projection in the base case scenario at March 31, 2017 as compared to September 30, 2016 was due to the increase in market interest rates, specifically long-term interest rates. The Bank's one-year gap amount was positive for both periods. Therefore, as market interest rates rise, the Bank's assets are projected to reprice higher at a faster pace than liabilities. The net interest income projections were negative in the +200 and +300 basis point scenarios at March 31, 2017 compared to being positive at September 30, 2016. This change was due primarily to higher market interest rates at March 31, 2017, which resulted in a decrease in the Bank's one-year gap. As interest rates rise, the one-year gap will eventually become negative due to a reduction in cash flows from the Bank's mortgage-related assets and callable agency debentures. At March 31, 2017, as interest rates move higher in the +200 and +300 basis point scenarios, liabilities would reprice to higher interest rates at a faster pace than assets and have a negative impact on the Bank's net interest income projection.

Change in MVPE. The following table sets forth the estimated change in the MVPE for each date presented based on the indicated instantaneous, parallel, and permanent change in interest rates. The change in each interest rate environment represents the difference between the MVPE in the base case (assumes the forward market interest rates implied by the yield curve are realized) and the MVPE in each alternative interest rate environment (assumes market interest rates have a parallel shift in rates). At the dates presented, the three-month Treasury bill yield was less than one percent, so the -100 basis points scenario was not applicable. Projected cash flows for each scenario are based upon varying prepayment assumptions to model likely customer behavior changes as market rates change. The estimations of the MVPE used in preparing the table below were based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change, that any repricing of assets or liabilities occurs at current product or market rates for the alternative rate environments as of the dates presented, and that different prepayment rates were used in each alternative interest rate environment. The estimated MVPE results from the valuation of cash flows from financial assets and liabilities over the anticipated lives of each for each interest rate environment. The table below presents the effects of the changes in interest rates on our assets and liabilities as they mature, repay, or reprice, as shown by the change in the MVPE for alternative interest rates.

Change	Market Value of Portfolio Equity At
(in Basis Points)	March 31, 2017			September 30, 2016
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100 bp	N/A	N/A	N/A	N/A	N/A	N/A
000 bp	$1,407,409	$—	—%	$1,448,758	$—	—%
+100 bp	1,237,113	(170,296)	(12.10)	1,364,879	(83,879)	(5.79)
+200 bp	1,023,065	(384,344)	(27.31)	1,208,130	(240,628)	(16.61)
+300 bp	799,456	(607,953)	(43.20)	1,014,446	(434,312)	(29.98)

(1)	Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The percentage change in the Bank's MVPE at March 31, 2017 was more adversely impacted in the increasing interest rate scenarios than at September 30, 2016 due primarily to market interest rates being higher at March 31, 2017. As interest rates increase, repayments on mortgage-related assets are more likely to decrease and only be realized through significant changes in borrowers' lives such as divorce, death, job-related relocations, or other events as there is less economic incentive for borrowers to prepay their debt. This results in an increase in the average life of mortgage-related assets. Similarly, call projections for the Bank's callable agency debentures decrease as interest rates rise, which results in cash flows related to these assets moving closer to the contractual maturity dates. The higher expected average lives of these assets, relative to the assumptions in the base case interest rate environment, increases the sensitivity of their market value to changes in interest rates. As a result, the projected decrease in the market value of the Bank's financial assets was more significant than the projected decrease in the market value of its financial liabilities, which resulted in a projected decrease in MVPE in all of the rising interest rate scenarios presented.

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

	March 31, 2017
	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Investment securities	$328,323	1.29%	1.9	23.1%	3.7%
MBS - fixed	733,993	2.17	3.0	51.7	8.2
MBS - adjustable	356,877	2.42	5.6	25.2	4.0
Total securities	1,419,193	2.03	3.4	100.0%	15.9
Loans receivable:
Fixed-rate one- to four-family:
<= 15 years	1,267,301	3.09	4.1	17.6%	14.2
> 15 years	4,385,117	3.85	6.3	61.1	49.0
All other fixed-rate loans	228,443	4.22	3.1	3.2	2.5
Total fixed-rate loans	5,880,861	3.70	5.7	81.9	65.7
Adjustable-rate one- to four-family:
<= 36 months	280,771	1.75	3.7	3.9	3.1
> 36 months	875,159	3.00	2.8	12.2	9.8
All other adjustable-rate loans	145,555	4.61	1.9	2.0	1.6
Total adjustable-rate loans	1,301,485	2.91	2.9	18.1	14.5
Total loans receivable	7,182,346	3.56	5.2	100.0%	80.2
FHLB stock	105,475	6.47	2.5		1.2
Cash and cash equivalents	240,587	0.99	—		2.7
Total interest-earning assets	$8,947,601	3.28	4.7		100.0%

Non-maturity deposits	$2,459,870	0.16	7.7	46.7%	31.7%
Retail certificates of deposit	2,461,838	1.46	1.8	46.7	31.8
Public units	347,526	0.83	0.6	6.6	4.5
Total deposits	5,269,234	0.81	4.5	100.0%	68.0
Term borrowings	2,475,000	2.35	2.5		32.0
Total interest-bearing liabilities	$7,744,234	1.31	3.8		100.0%

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of March 31, 2017. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2017, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The following table summarizes our share repurchase activity during the three months ended March 31, 2017 and additional information regarding our share repurchase program. In October 2015, the Company announced a stock repurchase plan for up to $70.0 million of common stock. It is anticipated that shares will be purchased from time to time in the open-market based upon market conditions and available liquidity. There is no expiration for this repurchase plan.

				Approximate
	Total		Total Number of	Dollar Value of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
	Purchased	per Share	Announced Plans	Under the Plan
January 1, 2017 through
January 31, 2017	—	$—	—	$70,000,000
February 1, 2017 through
February 28, 2017	—	—	—	70,000,000
March 1, 2017 through
March 31, 2017	—	—	—	70,000,000
Total	—	—	—	70,000,000

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: May 10, 2017	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and Chief Executive Officer

Date: May 10, 2017	By:	/s/ Kent G. Townsend
Kent G. Townsend, Executive Vice President,
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Document
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
The following information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, filed with the Securities and Exchange Commission on May 10, 2017, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at March 31, 2017 and September 30, 2016, (ii) Consolidated Statements of Income for the three and six months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2017 and 2016, (iv) Consolidated Statement of Stockholders' Equity for the six months ended March 31, 2017, (v) Consolidated Statements of Cash Flows for the six months ended March 31, 2017 and 2016, and (vi) Notes to the Unaudited Consolidated Financial Statements