Form 10-Q
period 2017-06-30
Capitol Federal Financial Inc
filed 2017-08-09
CIK 1490906

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
_________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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

As of August 3, 2017, there were 138,212,835 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
	(Unaudited)
	June 30,	September 30,
	2017	2016
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $115,118 and $267,829)	$130,249	$281,764
Securities:
Available-for-sale ("AFS"), at estimated fair value (amortized cost of $447,018 and $517,791)	452,894	527,301
Held-to-maturity ("HTM"), at amortized cost (estimated fair value of $895,542 and $1,122,867)	891,037	1,100,874
Loans receivable, net (allowance for credit losses ("ACL") of $8,486 and $8,540)	7,240,594	6,958,024
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	101,039	109,970
Premises and equipment, net	83,853	83,221
Other assets	203,614	206,093
TOTAL ASSETS	$9,103,280	$9,267,247

LIABILITIES:
Deposits	$5,267,685	$5,164,018
FHLB borrowings	2,173,472	2,372,389
Repurchase agreements	200,000	200,000
Advance payments by borrowers for taxes and insurance	39,668	62,643
Income taxes payable, net	1,092	310
Deferred income tax liabilities, net	24,512	25,374
Accounts payable and accrued expenses	37,865	49,549
Total liabilities	7,744,294	7,874,283

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 138,206,835 and 137,486,172
shares issued and outstanding as of June 30, 2017 and September 30, 2016, respectively	1,382	1,375
Additional paid-in capital	1,166,908	1,156,855
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(38,408)	(39,647)
Retained earnings	225,449	268,466
Accumulated other comprehensive income ("AOCI"), net of tax	3,655	5,915
Total stockholders' equity	1,358,986	1,392,964
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,103,280	$9,267,247

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
INTEREST AND DIVIDEND INCOME:
Loans receivable	$64,013	$60,840	$189,064	$181,795
Mortgage-backed securities ("MBS")	5,821	7,401	18,374	22,934
Cash and cash equivalents	5,619	2,730	12,720	7,057
FHLB stock	3,114	3,050	9,153	9,208
Investment securities	1,063	1,506	3,301	4,524
Total interest and dividend income	79,630	75,527	232,612	225,518
INTEREST EXPENSE:
FHLB borrowings	17,884	16,361	50,772	48,829
Deposits	10,895	9,749	31,655	27,761
Repurchase agreements	1,487	1,487	4,461	4,478
Total interest expense	30,266	27,597	86,888	81,068
NET INTEREST INCOME	49,364	47,930	145,724	144,450
PROVISION FOR CREDIT LOSSES	—	—	—	—
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	49,364	47,930	145,724	144,450
NON-INTEREST INCOME:
Retail fees and charges	3,832	3,725	11,123	11,097
Income from bank-owned life insurance ("BOLI")	573	648	1,669	2,810
Other non-interest income	1,055	1,056	3,509	3,714
Total non-interest income	5,460	5,429	16,301	17,621
NON-INTEREST EXPENSE:
Salaries and employee benefits	11,210	10,829	32,388	31,604
Information technology and communications	2,922	2,716	8,524	7,883
Occupancy, net	2,659	2,606	8,098	7,894
Regulatory and outside services	1,383	1,370	3,994	4,000
Deposit and loan transaction costs	1,304	1,449	3,918	4,119
Advertising and promotional	1,322	1,053	3,275	3,190
Federal insurance premium	879	1,377	2,651	4,158
Office supplies and related expense	492	545	1,470	2,016
Low income housing partnerships	—	721	—	2,815
Other non-interest expense	474	661	1,861	2,664
Total non-interest expense	22,645	23,327	66,179	70,343
INCOME BEFORE INCOME TAX EXPENSE	32,179	30,032	95,846	91,728
INCOME TAX EXPENSE	10,809	9,481	32,311	28,932
NET INCOME	$21,370	$20,551	$63,535	$62,796

Basic earnings per share ("EPS")	$0.16	$0.15	$0.47	$0.47
Diluted EPS	$0.16	$0.15	$0.47	$0.47
Dividends declared per share	$0.34	$0.34	$0.80	$0.76

Basic weighted average common shares	134,253,690	133,101,960	134,004,281	132,960,917
Diluted weighted average common shares	134,359,770	133,250,711	134,189,758	133,065,828

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$21,370	$20,551	$63,535	$62,796
Other comprehensive income (loss), net of tax:
Changes in unrealized holding gains (losses) on AFS securities,
net of taxes of $345, $119, $1,374 and $945	(567)	(194)	(2,260)	(1,554)
Comprehensive income	$20,803	$20,357	$61,275	$61,242

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)

		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at October 1, 2016	$1,375	$1,156,855	$(39,647)	$268,466	$5,915	$1,392,964
Net income				63,535		63,535
Other comprehensive income (loss), net of tax					(2,260)	(2,260)
ESOP activity, net		621	1,239			1,860
Restricted stock activity, net		51				51
Stock-based compensation		419				419
Stock options exercised	7	8,962				8,969
Cash dividends to stockholders ($0.80 per share)				(106,552)		(106,552)
Balance at June 30, 2017	$1,382	$1,166,908	$(38,408)	$225,449	$3,655	$1,358,986

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Nine Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63,535	$62,796
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(9,153)	(9,208)
Amortization and accretion of premiums and discounts on securities	3,487	3,988
Depreciation and amortization of premises and equipment	5,784	5,288
Amortization of deferred amounts related to FHLB advances, net	1,083	1,505
Common stock committed to be released for allocation - ESOP	1,860	1,590
Stock-based compensation	419	960
Changes in:
Other assets, net	34	488
Income taxes payable/receivable	1,672	1,467
Accounts payable and accrued expenses	(11,612)	(6,815)
Net cash provided by operating activities	57,109	62,059

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(37,425)	(99,927)
Purchase of HTM securities	—	(144,392)
Proceeds from calls, maturities and principal reductions of AFS securities	108,170	189,199
Proceeds from calls, maturities and principal reductions of HTM securities	206,378	222,700
Proceeds from the redemption of FHLB stock	292,400	283,500
Purchase of FHLB stock	(274,316)	(238,174)
Net increase in loans receivable	(284,728)	(217,498)
Purchase of premises and equipment	(6,509)	(11,300)
Proceeds from sale of other real estate owned ("OREO")	4,297	3,799
Proceeds from BOLI death benefit	—	783
Net cash provided by (used in) investing activities	8,267	(11,310)

		(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Nine Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(106,552)	(100,441)
Net change in deposits	103,667	252,609
Proceeds from borrowings	2,100,100	5,900,100
Repayments on borrowings	(2,500,100)	(6,700,100)
Net change in short-term borrowings	200,000	—
Change in advance payments by borrowers for taxes and insurance	(22,975)	(23,916)
Stock options exercised	8,642	1,198
Excess tax benefits from stock options	327	—
Net cash used in financing activities	(216,891)	(670,550)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(151,515)	(619,801)

CASH AND CASH EQUIVALENTS:
Beginning of period	281,764	772,632
End of period	$130,249	$152,831

See accompanying notes to consolidated financial statements.		(Concluded)

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

Net Presentation of Cash Flows Related to Borrowings - During the current fiscal year, the Bank entered into certain FHLB advances with contractual maturities of 90 days or less. Cash flows related to these advances are reported on a net basis in the "Net change in short-term borrowings" line within the consolidated statements of cash flows.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, along with simplifying the classification in the statement of cash flows. The ASU will become effective for the Company on October 1, 2017. Upon adoption, the Company intends to elect to account for forfeitures of stock-based compensation awards when they occur. The Company plans to recognize excess tax benefits and tax deficiencies in income tax expense on the consolidated statements of income and present them within operating activities on the consolidated statements of cash flows. While this ASU is not expected to have a material impact on the Company's consolidated financial condition or results of operations at the time of adoption, the impact of tax benefits and the timing of their recognition within income tax expense is unpredictable, as these benefits are recognized primarily as a result of stock options being exercised.

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

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities. The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. Under current GAAP, premiums on callable debt securities generally are amortized to the maturity date. The Company adopted this ASU during the current quarter. The ASU did not have a material impact on the Company's consolidated financial condition or results of operations.

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

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share amounts)
Net income	$21,370	$20,551	$63,535	$62,796
Income allocated to participating securities	(11)	(11)	(36)	(54)
Net income available to common stockholders	$21,359	$20,540	$63,499	$62,742

Average common shares outstanding	134,170,638	133,018,908	133,962,680	132,919,316
Average committed ESOP shares outstanding	83,052	83,052	41,601	41,601
Total basic average common shares outstanding	134,253,690	133,101,960	134,004,281	132,960,917

Effect of dilutive stock options	106,080	148,751	185,477	104,911

Total diluted average common shares outstanding	134,359,770	133,250,711	134,189,758	133,065,828

Net EPS:
Basic	$0.16	$0.15	$0.47	$0.47
Diluted	$0.16	$0.15	$0.47	$0.47

Antidilutive stock options, excluded from the diluted average
common shares outstanding calculation	492,360	875,390	202,718	906,634

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS and HTM securities at the dates presented. The majority of the MBS and investment securities portfolios are composed of securities issued by United States government-sponsored enterprises ("GSEs").

	June 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$296,283	$25	$645	$295,663
MBS	147,129	6,719	52	153,796
Trust preferred securities	2,074	—	173	1,901
Municipal bonds	1,532	3	1	1,534
	$447,018	$6,747	$871	$452,894
HTM:
MBS	$863,349	$10,841	$6,436	$867,754
Municipal bonds	27,688	126	26	27,788
	$891,037	$10,967	$6,462	$895,542

	September 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$346,226	$815	$3	$347,038
MBS	169,442	9,069	4	178,507
Trust preferred securities	2,123	—	367	1,756
	$517,791	$9,884	$374	$527,301
HTM:
MBS	$1,067,571	$22,862	$1,219	$1,089,214
Municipal bonds	33,303	357	7	33,653
	$1,100,874	$23,219	$1,226	$1,122,867

The following tables summarize the estimated fair value and gross unrealized losses of those securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	June 30, 2017
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	$249,388	$578	$24,933	$67
MBS	10,298	48	612	4
Trust preferred securities	—	—	1,901	173
Municipal bonds	765	1	—	—
	$260,451	$627	$27,446	$244

HTM:
MBS	$356,066	$3,686	$126,724	$2,750
Municipal bonds	8,552	24	446	2
	$364,618	$3,710	$127,170	$2,752

	September 30, 2016
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	$24,997	$3	$—	$—
MBS	—	—	654	4
Trust preferred securities	—	—	1,756	367
	$24,997	$3	$2,410	$371

HTM:
MBS	$147,930	$538	$66,646	$681
Municipal bonds	4,771	6	391	1
	$152,701	$544	$67,037	$682

The unrealized losses at June 30, 2017 and September 30, 2016 were primarily a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. The impairment is also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities, nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity. As a result of the analysis, management has concluded that no other-than-temporary impairments existed at June 30, 2017 or September 30, 2016.

The amortized cost and estimated fair value of debt securities as of June 30, 2017, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without prepayment penalty. For this reason, MBS are not included in the maturity categories.

	AFS		HTM
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
One year or less	$146,327	$146,182	$5,181	$5,206
One year through five years	151,488	151,015	21,767	21,824
Five years through ten years	—	—	740	758
Ten years and thereafter	2,074	1,901	—	—
	299,889	299,098	27,688	27,788
MBS	147,129	153,796	863,349	867,754
	$447,018	$452,894	$891,037	$895,542

The following table presents the taxable and non-taxable components of interest income on investment securities for the periods presented.

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Taxable	$941	$1,342	$2,905	$4,010
Non-taxable	122	164	396	514
	$1,063	$1,506	$3,301	$4,524

The following table summarizes the carrying value of securities pledged as collateral for the obligations indicated below as of the dates presented.

	June 30, 2017	September 30, 2016
	(Dollars in thousands)
Public unit deposits	$438,051	$419,282
Repurchase agreements	214,716	217,374
Federal Reserve Bank of Kansas City ("FRB of Kansas City")	12,640	15,938
	$665,407	$652,594

4. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at the dates presented is summarized as follows:

	June 30, 2017	September 30, 2016
	(Dollars in thousands)
Real estate loans:
One- to four-family:
Originated	$4,005,081	$4,005,615
Correspondent purchased	2,442,557	2,206,072
Bulk purchased	367,353	416,653
Construction	33,854	39,430
Total	6,848,845	6,667,770
Commercial:
Permanent	148,485	110,768
Construction	107,079	43,375
Total	255,564	154,143
Total real estate loans	7,104,409	6,821,913

Consumer loans:
Home equity	119,822	123,345
Other	4,194	4,264
Total consumer loans	124,016	127,609

Total loans receivable	7,228,425	6,949,522

Less:
ACL	8,486	8,540
Discounts/unearned loan fees	25,221	24,933
Premiums/deferred costs	(45,876)	(41,975)
	$7,240,594	$6,958,024

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

The following tables present the recorded investment, by class, in loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total recorded investment at the dates presented. The recorded investment in loans is defined as the unpaid principal balance of a loan, less charge-offs and inclusive of unearned loan fees and deferred costs. At June 30, 2017 and September 30, 2016, all loans 90 or more days delinquent were on nonaccrual status.

	June 30, 2017
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family - originated	$10,421	$4,253	$14,674	$4,009,442	$4,024,116
One- to four-family - correspondent	1,296	—	1,296	2,475,966	2,477,262
One- to four-family - bulk purchased	2,524	4,854	7,378	361,802	369,180
Commercial real estate	—	—	—	254,506	254,506
Consumer - home equity	412	484	896	118,926	119,822
Consumer - other	14	10	24	4,170	4,194
	$14,667	$9,601	$24,268	$7,224,812	$7,249,080

	September 30, 2016
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family - originated	$13,545	$8,153	$21,698	$4,007,012	$4,028,710
One- to four-family - correspondent	3,389	992	4,381	2,233,941	2,238,322
One- to four-family - bulk purchased	5,082	7,380	12,462	406,379	418,841
Commercial real estate	—	—	—	153,082	153,082
Consumer - home equity	635	520	1,155	122,190	123,345
Consumer - other	62	9	71	4,193	4,264
	$22,713	$17,054	$39,767	$6,926,797	$6,966,564

The recorded investment of mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of June 30, 2017 and September 30, 2016 was $5.0 million and $5.7 million, respectively, which is included in loans 90 or more days delinquent or in foreclosure in the table above.   The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure was $2.0 million at June 30, 2017 and $2.5 million at September 30, 2016.

The following table presents the recorded investment, by class, in loans classified as nonaccrual at the dates presented.

	June 30, 2017	September 30, 2016
	(Dollars in thousands)
One- to four-family - originated	$13,721	$17,086
One- to four-family - correspondent	1,608	3,788
One- to four-family - bulk purchased	5,896	7,411
Commercial real estate	—	—
Consumer - home equity	734	848
Consumer - other	10	10
	$21,969	$29,143

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

	June 30, 2017		September 30, 2016
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family - originated	$8,087	$29,641	$10,242	$27,818
One- to four-family - correspondent	963	4,423	2,496	5,168
One- to four-family - bulk purchased	811	8,804	1,156	11,480
Commercial real estate	—	—	—	—
Consumer - home equity	39	1,293	54	1,431
Consumer - other	—	18	8	16
	$9,900	$44,179	$13,956	$45,913

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

	June 30, 2017		September 30, 2016
	Credit Score	LTV	Credit Score	LTV
One- to four-family - originated	767	63%	766	63%
One- to four-family - correspondent	764	68	764	68
One- to four-family - bulk purchased	755	63	753	64
Consumer - home equity	755	20	755	20
	765	64	764	64

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

	For the Three Months Ended			For the Nine Months Ended
	June 30, 2017			June 30, 2017
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family - originated	28	$2,447	$2,518	109	$11,735	$12,195
One- to four-family - correspondent	7	1,435	1,443	10	1,695	1,704
One- to four-family - purchased	1	344	348	3	1,031	1,048
Commercial real estate	—	—	—	—	—	—
Consumer - home equity	3	51	53	17	368	380
Consumer - other	—	—	—	—	—	—
	39	$4,277	$4,362	139	$14,829	$15,327

	For the Three Months Ended			For the Nine Months Ended
	June 30, 2016			June 30, 2016
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family - originated	26	$4,051	$4,154	84	$10,590	$10,861
One- to four-family - correspondent	2	437	449	6	1,263	1,282
One- to four-family - bulk purchased	—	—	—	1	123	122
Commercial real estate	—	—	—	—	—	—
Consumer - home equity	8	202	206	13	266	270
Consumer - other	—	—	—	1	8	8
	36	$4,690	$4,809	105	$12,250	$12,543

The following table provides information on TDRs that became delinquent during the periods presented within 12 months after being restructured.

	For the Three Months Ended				For the Nine Months Ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
One- to four-family - originated	14	$1,439	11	$1,244	36	$3,486	38	$3,846
One- to four-family - correspondent	1	119	1	337	1	119	1	337
One- to four-family - bulk purchased	1	354	—	—	1	354	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Consumer - home equity	6	93	—	—	15	432	4	91
Consumer - other	—	—	—	—	—	—	—	—
	22	$2,005	12	$1,581	53	$4,391	43	$4,274

Impaired loans - The following information pertains to impaired loans, by class, as of the dates presented. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.

	June 30, 2017			September 30, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	ACL	Investment	Balance	ACL
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$25,521	$26,182	$—	$22,982	$23,640	$—
One- to four-family - correspondent	2,874	2,850	—	2,963	2,950	—
One- to four-family - bulk purchased	8,854	10,330	—	10,985	12,684	—
Commercial real estate	—	—	—	—	—	—
Consumer - home equity	1,010	1,221	—	1,014	1,230	—
Consumer - other	4	23	—	10	42	—
	38,263	40,606	—	37,954	40,546	—
With an allowance recorded
One- to four-family - originated	11,520	11,556	63	13,430	13,476	125
One- to four-family - correspondent	2,098	2,097	3	2,662	2,664	4
One- to four-family - bulk purchased	685	678	6	1,650	1,627	49
Commercial real estate	—	—	—	—	—	—
Consumer - home equity	451	451	27	548	548	38
Consumer - other	14	14	—	6	6	1
	14,768	14,796	99	18,296	18,321	217
Total
One- to four-family - originated	37,041	37,738	63	36,412	37,116	125
One- to four-family - correspondent	4,972	4,947	3	5,625	5,614	4
One- to four-family - bulk purchased	9,539	11,008	6	12,635	14,311	49
Commercial real estate	—	—	—	—	—	—
Consumer - home equity	1,461	1,672	27	1,562	1,778	38
Consumer - other	18	37	—	16	48	1
	$53,031	$55,402	$99	$56,250	$58,867	$217

The following information pertains to impaired loans, by class, for the periods presented.

	For the Three Months Ended				For the Nine Months Ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$24,342	$230	$11,506	$110	$23,478	$653	$11,146	$340
One- to four-family - correspondent	3,497	32	366	4	3,463	91	232	9
One- to four-family - bulk purchased	9,950	49	10,958	47	10,490	144	11,115	147
Commercial real estate	—	—	—	—	—	—	—	—
Consumer - home equity	1,095	12	622	32	1,043	75	598	55
Consumer - other	4	—	22	1	8	—	15	1
	38,888	323	23,474	194	38,482	963	23,106	552
With an allowance recorded
One- to four-family - originated	12,787	117	23,677	232	12,878	367	25,366	740
One- to four-family - correspondent	2,405	20	3,263	29	2,150	52	2,227	58
One- to four-family - bulk purchased	1,136	7	1,805	7	1,358	17	2,348	21
Commercial real estate	—	—	—	—	—	—	—	—
Consumer - home equity	444	4	823	20	525	33	920	46
Consumer - other	12	—	14	—	12	—	15	—
	16,784	148	29,582	288	16,923	469	30,876	865
Total
One- to four-family - originated	37,129	347	35,183	342	36,356	1,020	36,512	1,080
One- to four-family - correspondent	5,902	52	3,629	33	5,613	143	2,459	67
One- to four-family - bulk purchased	11,086	56	12,763	54	11,848	161	13,463	168
Commercial real estate	—	—	—	—	—	—	—	—
Consumer - home equity	1,539	16	1,445	52	1,568	108	1,518	101
Consumer - other	16	—	36	1	20	—	30	1
	$55,672	$471	$53,056	$482	$55,405	$1,432	$53,982	$1,417

Allowance for Credit Losses - The following is a summary of ACL activity, by loan portfolio segment, for the periods presented, and the ending balance of ACL based on the Company's impairment methodology.

	For the Three Months Ended June 30, 2017
	One- to Four-Family
		Correspondent	Bulk		Commercial
	Originated	Purchased	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning balance	$3,351	$1,940	$1,000	$6,291	$1,885	$271	$8,447
Charge-offs	(4)	—	(25)	(29)	—	(12)	(41)
Recoveries	3	—	69	72	—	8	80
Provision for credit losses	(128)	(24)	(44)	(196)	204	(8)	—
Ending balance	$3,222	$1,916	$1,000	$6,138	$2,089	$259	$8,486

	For the Nine Months Ended June 30, 2017
	One- to Four-Family
		Correspondent	Bulk		Commercial
	Originated	Purchased	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning balance	$3,928	$2,102	$1,065	$7,095	$1,208	$237	$8,540
Charge-offs	(45)	—	(73)	(118)	—	(37)	(155)
Recoveries	3	—	69	72	—	29	101
Provision for credit losses	(664)	(186)	(61)	(911)	881	30	—
Ending balance	$3,222	$1,916	$1,000	$6,138	$2,089	$259	$8,486

	For the Three Months Ended June 30, 2016
	One- to Four-Family
		Correspondent	Bulk		Commercial
	Originated	Purchased	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning balance	$4,576	$2,263	$1,243	$8,082	$837	$274	$9,193
Charge-offs	(23)	—	(54)	(77)	—	(49)	(126)
Recoveries	17	—	222	239	—	6	245
Provision for credit losses	98	36	(262)	(128)	96	32	—
Ending balance	$4,668	$2,299	$1,149	$8,116	$933	$263	$9,312

	For the Nine Months Ended June 30, 2016
	One- to Four-Family
		Correspondent	Bulk		Commercial
	Originated	Purchased	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning balance	$4,865	$2,115	$1,434	$8,414	$742	$287	$9,443
Charge-offs	(97)	—	(267)	(364)	—	(87)	(451)
Recoveries	59	—	240	299	—	21	320
Provision for credit losses	(159)	184	(258)	(233)	191	42	—
Ending balance	$4,668	$2,299	$1,149	$8,116	$933	$263	$9,312

The following is a summary of the loan portfolio and related ACL balances, at the dates presented, by loan portfolio segment disaggregated by the Company's impairment method. There was no ACL for loans individually evaluated for impairment at either date as all losses were charged-off.

	June 30, 2017
	One- to Four-Family
		Correspondent	Bulk		Commercial
	Originated	Purchased	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$3,997,567	$2,473,146	$360,326	$6,831,039	$254,506	$122,845	$7,208,390

Recorded investment in loans
individually evaluated for impairment	26,549	4,116	8,854	39,519	—	1,171	40,690
	$4,024,116	$2,477,262	$369,180	$6,870,558	$254,506	$124,016	$7,249,080

ACL for loans collectively
evaluated for impairment	$3,222	$1,916	$1,000	$6,138	$2,089	$259	$8,486

	September 30, 2016
	One- to Four-Family
		Correspondent	Bulk		Commercial
	Originated	Purchased	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$4,003,750	$2,233,347	$407,833	$6,644,930	$153,082	$126,504	$6,924,516

Recorded investment in loans
individually evaluated for impairment	24,960	4,975	11,008	40,943	—	1,105	42,048
	$4,028,710	$2,238,322	$418,841	$6,685,873	$153,082	$127,609	$6,966,564

ACL for loans collectively
evaluated for impairment	$3,928	$2,102	$1,065	$7,095	$1,208	$237	$8,540

5. LOW INCOME HOUSING PARTNERSHIPS
The Bank's investment in low income housing partnerships, which is included in other assets in the consolidated balance sheets, was $54.7 million and $58.0 million at June 30, 2017 and September 30, 2016, respectively.  The Bank's obligations related to unfunded commitments, which are included in accounts payable and accrued expenses in the consolidated balance sheets, were $20.4 million and $27.2 million at June 30, 2017 and September 30, 2016, respectively. The majority of the commitments at June 30, 2017 are projected to be funded through the end of calendar year 2019.

For the nine months ended June 30, 2017, the net income tax benefit associated with these investments, which consists of proportional amortization expense and affordable housing tax credits and other related tax benefits, was reported in income tax expense in the consolidated statements of income. The amount of proportional amortization expense during the three and nine months ended June 30, 2017 was $1.1 million and $3.3 million, respectively, and the amount of affordable housing tax credits and other related tax benefits was $1.8 million and $5.3 million, respectively, resulting in a net income tax benefit of $677 thousand and $2.0 million, respectively. For the three and nine months ended June 30, 2016, the expenses were reported in the low income housing partnerships line of the consolidated statements of income, and the amount of affordable housing tax credits and other related tax benefits was $1.5 million and $4.5 million, respectively. There were no impairment losses during the nine months ended June 30, 2017 and 2016 resulting from the forfeiture or ineligibility of tax credits or other circumstances.

6. REPURCHASE AGREEMENTS
At both June 30, 2017 and September 30, 2016, the Company had repurchase agreements outstanding in the amount of $200.0 million with a weighted average contractual rate of 2.94%. All of the Company's repurchase agreements at June 30, 2017 and September 30, 2016 were fixed-rate. See Note 3 for information regarding the amount of securities pledged as collateral in conjunction with repurchase agreements. Securities are delivered to the party with whom each transaction is executed and the party agrees to resell the same securities to the Bank at the maturity of the agreement. The Bank retains the right to substitute similar or like securities throughout the terms of the agreements. The repurchase agreements and collateral are subject to valuation at current market levels and the Bank may ask for the return of excess collateral or be required to post additional collateral due to changes in the market values of these items. The Bank may also be required to post additional collateral as a result of principal payments received on the securities pledged.

The following table presents the scheduled maturity of repurchase agreements by fiscal year as of June 30, 2017:

Amount
(Dollars in thousands)
2017	$—
2018	100,000
2019	—
2020	100,000
2021	—
Thereafter	—
$200,000

7. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair Value Measurements - The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures in accordance with Accounting Standards Codification ("ASC") 820 and ASC 825. The Company did not have any liabilities that were measured at fair value at June 30, 2017 or September 30, 2016. The Company's AFS securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as OREO and loans individually evaluated for impairment. These non-recurring fair value adjustments involve the application of lower of cost or fair value accounting or write-downs of individual assets.

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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. The majority of the securities within the AFS portfolio were issued by GSEs. The Company primarily uses prices obtained from third party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third party pricing service when determining the fair value of its securities during the nine months ended June 30, 2017 or during fiscal year 2016. The Company's major security types, based on the nature and risks of the securities, are:

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

	June 30, 2017
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
AFS Securities:
GSE debentures	$295,663	$—	$295,663	$—
MBS	153,796	—	153,796	—
Municipal bonds	1,534	—	1,534	—
Trust preferred securities	1,901	—	—	1,901
	$452,894	$—	$450,993	$1,901

	September 30, 2016
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
AFS Securities:
GSE debentures	$347,038	$—	$347,038	$—
MBS	178,507	—	178,507	—
Trust preferred securities	1,756	—	—	1,756
	$527,301	$—	$525,545	$1,756

The Company's Level 3 AFS securities had no activity during the three and nine months ended June 30, 2017, except for principal repayments of $13 thousand and $75 thousand, respectively, an increase in net unrealized losses of $4 thousand for the three months ended June 30, 2017 and a decrease in net unrealized losses of $121 thousand for the nine months ended June 30, 2017, which are included in other comprehensive income. The Company's Level 3 AFS securities had no activity during the three and nine months ended June 30, 2016, except for principal repayments of $13 thousand and $44 thousand, respectively, and increases in net unrealized losses included in other comprehensive income of $19 thousand and $87 thousand, respectively.

The following is a description of valuation methodologies used for significant assets measured at fair value on a non-recurring basis.

Loans Receivable - The balance of loans individually evaluated for impairment at June 30, 2017 and September 30, 2016 was $40.7 million and $42.0 million, respectively. Substantially all of these loans were secured by residential real estate and were individually evaluated to determine if the carrying value of the loan was in excess of the fair value of the collateral, less estimated selling costs of 10%. When no impairment is indicated, the carrying amount is considered to approximate fair value. Fair values were estimated through current appraisals or current Federal Housing Finance Agency ("FHFA") housing price indices, which is a broad based measure of the movement of single-family house prices and is a weighted, repeat-sales index. Management does not adjust or apply a discount to the appraised value or FHFA housing price indices, except for the estimated sales costs noted above. The primary significant unobservable input for loans individually evaluated for impairment using appraisals to determine the estimated fair value was the appraisal. Fair values of loans individually evaluated for impairment cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan, and, as such are classified as Level 3. Based on this evaluation, the Bank charged-off all loss amounts as of June 30, 2017 and September 30, 2016; therefore, there was no ACL related to these loans.

OREO - OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower of cost or fair value. Fair value is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value or listing price, except for the estimated sales costs noted above. The primary significant unobservable input for OREO was the appraisal or listing price. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property and, as such, are classified as Level 3. The fair value of OREO at June 30, 2017 and September 30, 2016 was $2.0 million and $3.7 million, respectively.

The following tables provide the level of valuation assumptions used to determine the carrying value of the Company's assets measured at fair value on a non-recurring basis at the dates presented.

	June 30, 2017
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Loans individually evaluated for impairment	$40,657	$—	$—	$40,657
OREO	1,953	—	—	1,953
	$42,610	$—	$—	$42,610

	September 30, 2016
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Loans individually evaluated for impairment	$41,995	$—	$—	$41,995
OREO	3,734	—	—	3,734
	$45,729	$—	$—	$45,729

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

The carrying amounts and estimated fair values of the Company's financial instruments, at the dates presented, were as follows:

	June 30, 2017		September 30, 2016
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$130,249	$130,249	$281,764	$281,764
AFS securities	452,894	452,894	527,301	527,301
HTM securities	891,037	895,542	1,100,874	1,122,867
Loans receivable	7,240,594	7,381,322	6,958,024	7,292,971
FHLB stock	101,039	101,039	109,970	109,970
Liabilities:
Deposits	5,267,685	5,278,931	5,164,018	5,204,251
FHLB borrowings	2,173,472	2,187,180	2,372,389	2,434,151
Repurchase agreements	200,000	202,811	200,000	207,303

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

Deposits - The estimated fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date. The estimated fair value of these deposits at June 30, 2017 and September 30, 2016 was $2.44 billion and $2.34 billion, respectively. (Level 1) The fair value of certificates of deposit is estimated by discounting future cash flows using current London Interbank Offered Rates ("LIBOR"). The estimated fair value of certificates of deposit at June 30, 2017 and September 30, 2016 was $2.84 billion and $2.87 billion, respectively. (Level 2)

FHLB borrowings and Repurchase Agreements - The fair value of fixed-maturity borrowed funds is estimated by discounting estimated future cash flows using current offer rates. (Level 2)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company and the Bank may from time to time make written or oral "forward-looking statements," including statements contained in documents filed or furnished by the Company with the SEC. These forward-looking statements may be included in this Quarterly Report on Form 10-Q and the exhibits attached to it, in the Company's reports to stockholders, in the Company's press releases, and in other communications by the Company, which are made in good faith by us pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

Local economic conditions have a significant impact on the ability of borrowers to repay loans and the value of the collateral securing these loans. The industries in the Bank's local market areas, where the properties securing approximately 70% of the Bank's one- to four-family loans are located, are diversified, especially in the Kansas City metropolitan statistical area, which comprises the largest segment of our loan portfolio and deposit base. As of June 2017, the unemployment rate was 3.7% for Kansas and 3.8% for Missouri, compared to the national average of 4.4%, based on information from the Bureau of Labor Statistics. The Kansas City market area has an average household income of approximately $74 thousand per annum, based on 2016 estimates from Nielsen. The average household income in our combined local market areas is approximately $70 thousand per annum, with 90% of the population at or above the poverty level, also based on the 2016 estimates from Nielsen. The FHFA price index for Kansas and Missouri continues to indicate relative stability in property values in our local market areas. Management also monitors broad industry and economic indicators and trends in the states and/or metropolitan statistical areas with the highest concentrations of correspondent purchased loans.

For the quarter ended June 30, 2017, the Company recognized net income of $21.4 million, or $0.16 per share, an increase of $819 thousand from the quarter ended June 30, 2016. The increase was due primarily to an increase in net interest income. The net interest margin increased eight basis points, from 1.73% for the prior year quarter to 1.81% for the current year quarter. Excluding the effects of the leverage strategy, the net interest margin would have increased seven basis points, from 2.09% for the prior year quarter to 2.16% for the current year quarter. The increase in the net interest margin was due primarily to a shift of the mix of interest-earning assets from relatively lower yielding securities to higher yielding loans, partially offset by a decrease in the weighted average yield on loans. The Company's efficiency ratio was 41.30% for the current quarter compared to 43.72% for the prior year quarter.

For the nine month period ended June 30, 2017, the Company recognized net income of $63.5 million, or $0.47 per share, an increase of $739 thousand, or 1.2%, from the nine month period ended June 30, 2016. The net interest margin increased three basis points, from 1.75% for the prior year nine month period to 1.78% for the current year nine month period. Excluding the effects of the leverage strategy, the net interest margin would have increased two basis points, from 2.11% for the prior year nine month period to 2.13% for the current year nine month period. The Company's efficiency ratio was 40.84% for the current year nine month period compared to 43.40% for the prior year nine month period.

Total assets were $9.10 billion at June 30, 2017 compared to $9.27 billion at September 30, 2016. The $164.0 million decrease was due primarily to a $284.2 million decrease in the securities portfolio and a $151.5 million decrease in cash and cash equivalents, partially offset by a $282.6 million increase in the loans receivable portfolio. During the current year nine month period, the Bank originated and refinanced $550.9 million of loans with a weighted average rate of 3.62% and purchased $478.4 million of one- to four-family loans from correspondent lenders with a weighted average rate of 3.55%. The Bank also entered into participations totaling $58.5 million of commercial real estate loans with a weighted average rate of 4.02%, of which $44.6 million had not yet been funded as of June 30, 2017.

The Bank continued to utilize the leverage strategy to increase earnings. The leverage strategy during the current fiscal year involved borrowing up to $2.10 billion either on the Bank's FHLB line of credit or by entering into short-term FHLB advances, depending on the rates offered by FHLB. The borrowings were repaid prior to each quarter end for regulatory purposes. The proceeds from the borrowings, net of the required FHLB stock holdings which yielded approximately 6% during the current nine month period, were deposited at the FRB of Kansas City. The leverage strategy has minimal impact on the Bank's interest rate risk and liquidity and no credit risk impact. Net income attributable to the leverage strategy is largely derived from the dividends from the FHLB stock holdings, net of the interest rate spread between the yield on the cash at the FRB of Kansas City and the rate paid on the related FHLB borrowings, less applicable federal insurance premiums and estimated income taxes. Net income attributable to the leverage strategy was $715 thousand during the current quarter and $2.2 million during the current year nine month period, compared to $532 thousand during the prior year quarter and $1.7 million during the prior year nine month period. The pre-tax yield of the leverage strategy, which is defined as the annualized pre-tax income resulting from the transaction as a percentage of the interest-earning assets associated with the transaction, was 0.21% for the current quarter and 0.22% for the current year nine month period.

Total liabilities were $7.74 billion at June 30, 2017 compared to $7.87 billion at September 30, 2016. FHLB borrowings decreased $198.9 million, to $2.17 billion at June 30, 2017, as certain maturing FHLB advances were not replaced. Deposits increased $103.7 million, to $5.27 billion at June 30, 2017, due largely to an increase in non-maturity retail deposits.

Stockholders' equity was $1.36 billion at June 30, 2017 compared to $1.39 billion at September 30, 2016. The $34.0 million decrease was due primarily to the payment of $106.6 million in cash dividends, partially offset by net income of $63.5 million.

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

Financial Condition
The following table presents selected balance sheet information as of the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2017	2017	2016	2016	2016
	(Dollars in thousands)
Total assets	$9,103,280	$9,246,390	$9,139,510	$9,267,247	$9,241,775
Cash and cash equivalents	130,249	240,587	150,560	281,764	152,831
AFS securities	452,894	465,083	499,792	527,301	666,313
HTM securities	891,037	954,110	1,022,215	1,100,874	1,188,913
Loans receivable, net	7,240,594	7,193,721	7,071,410	6,958,024	6,839,123
FHLB stock, at cost	101,039	105,475	105,364	109,970	114,425
Deposits	5,267,685	5,269,234	5,192,674	5,164,018	5,085,129
FHLB borrowings	2,173,472	2,273,113	2,272,754	2,372,389	2,472,026
Repurchase agreements	200,000	200,000	200,000	200,000	200,000
Stockholders' equity	1,358,986	1,382,289	1,368,175	1,392,964	1,380,815
Equity to total assets at end of period	14.9%	14.9%	15.0%	15.0%	14.9%

Assets. Total assets were $9.10 billion at June 30, 2017 compared to $9.27 billion at September 30, 2016. The $164.0 million decrease was due primarily to a $284.2 million decrease in the securities portfolio and a $151.5 million decrease in cash and cash equivalents, partially offset by an increase in the loans receivable portfolio. Cash flows from the securities portfolio and excess operating cash were largely used to fund loan growth and pay off certain maturing FHLB advances.

Loans Receivable. Loans receivable, net, increased $282.6 million to $7.24 billion at June 30, 2017 from $6.96 billion at September 30, 2016. The increase in the loan portfolio was primarily in the correspondent one- to four-family purchased loan portfolio.

The following table presents the balance and weighted average rate of our loan portfolio as of the dates indicated. Within the one- to four-family loan portfolio at June 30, 2017, 58% of this amount had a balance at origination of less than $424 thousand.

	June 30, 2017		September 30, 2016
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Real estate loans:
One- to four-family:
Originated	$4,005,081	3.70%	$4,005,615	3.74%
Correspondent purchased	2,442,557	3.51	2,206,072	3.50
Bulk purchased	367,353	2.24	416,653	2.23
Construction	33,854	3.36	39,430	3.45
Total	6,848,845	3.55	6,667,770	3.56
Commercial:
Permanent	148,485	4.18	110,768	4.16
Construction	107,079	3.99	43,375	4.13
Total	255,564	4.10	154,143	4.15
Total real estate loans	7,104,409	3.57	6,821,913	3.58

Consumer loans:
Home equity	119,822	5.27	123,345	5.01
Other	4,194	4.03	4,264	4.21
Total consumer loans	124,016	5.23	127,609	4.99
Total loans receivable	7,228,425	3.60	6,949,522	3.60

Less:
ACL	8,486		8,540
Discounts/unearned loan fees	25,221		24,933
Premiums/deferred costs	(45,876)		(41,975)
Total loans receivable, net	$7,240,594		$6,958,024

Loan Activity - The following tables summarize activity in the loan portfolio, along with weighted average rates where applicable, for the periods indicated, excluding changes in ACL, discounts/unearned loan fees, and premiums/deferred costs. Loans that were paid-off as a result of refinances are included in repayments. Loan endorsements are not included in the activity in the following table because a new loan is not generated at the time of the endorsement. The endorsed balance and rate are included in the ending loan portfolio balance and rate. During the three and nine months ended June 30, 2017, the Bank endorsed $4.9 million and $44.4 million of one- to four-family loans, respectively, reducing the average rate on those loans by 34 and 77 basis points, respectively.

	For the Three Months Ended
	June 30, 2017		March 31, 2017		December 31, 2016		September 30, 2016
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$7,182,346	3.59%	$7,061,557	3.58%	$6,949,522	3.60%	$6,832,770	3.63%
Originated and refinanced:
Fixed	116,422	3.94	115,560	3.66	176,554	3.26	176,534	3.31
Adjustable	59,372	3.87	36,417	3.82	46,566	3.54	48,608	3.53
Purchased and participations:
Fixed	135,041	3.97	143,852	3.69	187,674	3.52	190,830	3.50
Adjustable	17,930	3.24	27,158	2.98	25,262	2.73	65,748	3.79
Change in undisbursed loan funds	13,648		37,862		3,696		(26,760)
Repayments	(295,988)		(239,072)		(326,839)		(337,779)
Principal recoveries (charge-offs), net	39		(74)		(19)		(22)
Other	(385)		(914)		(859)		(407)
Ending balance	$7,228,425	3.60	$7,182,346	3.59	$7,061,557	3.58	$6,949,522	3.60

	For the Nine Months Ended
	June 30, 2017		June 30, 2016
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$6,949,522	3.60%	$6,622,728	3.66%
Originations and refinances:
Fixed	408,536	3.57	429,831	3.61
Adjustable	142,355	3.75	117,931	3.70
Purchases and participations:
Fixed	466,567	3.70	529,423	3.69
Adjustable	70,350	2.96	77,931	3.00
Change in undisbursed loan funds	55,206		(115,267)
Repayments	(861,899)		(826,221)
Principal charge-offs, net	(54)		(131)
Other	(2,158)		(3,455)
Ending balance	$7,228,425	3.60	$6,832,770	3.63

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

	For the Three Months Ended
	June 30, 2017			June 30, 2016
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family:
<= 15 years	$43,684	3.39%	13.3%	$57,702	2.93%	14.3%
> 15 years	180,496	4.07	54.9	240,111	3.66	59.6
Commercial real estate	26,196	4.08	8.0	34,475	4.40	8.6
Home equity	983	5.83	0.3	1,452	5.62	0.4
Other	104	9.78	—	201	8.75	—
Total fixed-rate	251,463	3.96	76.5	333,941	3.62	82.9

Adjustable-rate:
One- to four-family:
<= 36 months	1,140	2.94	0.3	2,433	2.56	0.6
> 36 months	56,487	3.24	17.2	48,049	2.88	11.9
Home equity	19,322	5.19	5.9	17,833	4.72	4.4
Other	353	3.43	0.1	719	3.41	0.2
Total adjustable-rate	77,302	3.72	23.5	69,034	3.35	17.1

Total originated, refinanced and purchased	$328,765	3.90	100.0%	$402,975	3.58	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$108,845	3.95		$144,287	3.55
Participations - commercial real estate	26,196	4.08		34,475	4.40
Total fixed-rate purchased/participations	135,041	3.97		178,762	3.71

Adjustable-rate:
Correspondent - one- to four-family	17,930	3.24		24,715	2.90
Total purchased/participation loans	$152,971	3.89		$203,477	3.61

	For the Nine Months Ended
	June 30, 2017			June 30, 2016
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family:
<= 15 years	$180,559	3.00%	16.6%	$176,597	3.00%	15.3%
> 15 years	633,436	3.78	58.2	605,575	3.73	52.4
Commercial real estate	58,487	4.02	5.4	173,199	4.00	15.0
Home equity	2,323	5.84	0.2	3,230	5.72	0.2
Other	298	10.11	—	653	9.02	0.1
Total fixed-rate	875,103	3.64	80.4	959,254	3.66	83.0

Adjustable-rate:
One- to four-family:
<= 36 months	3,897	2.73	0.4	4,255	2.61	0.4
> 36 months	154,426	3.01	14.2	134,220	2.95	11.6
Commercial real estate	—	—	—	3,376	4.25	0.3
Home equity	52,602	4.95	4.8	51,803	4.63	4.5
Other	1,780	3.39	0.2	2,208	3.45	0.2
Total adjustable-rate	212,705	3.49	19.6	195,862	3.42	17.0

Total originated, refinanced and purchased	$1,087,808	3.61	100.0%	$1,155,116	3.62	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$408,080	3.66		$386,355	3.60
Participations - commercial real estate	58,487	4.02		143,068	3.93
Total fixed-rate purchased/participations	466,567	3.70		529,423	3.69

Adjustable-rate:
Correspondent - one- to four-family	70,350	2.96		74,555	2.94
Participations - commercial real estate	—	—		3,376	4.25
Total adjustable-rate purchased/participations	70,350	2.96		77,931	3.00
Total purchased/participation loans	$536,917	3.60		$607,354	3.60

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

	June 30, 2017					September 30, 2016
		% of	Credit		Average		% of	Credit		Average
	Amount	Total	Score	LTV	Balance	Amount	Total	Score	LTV	Balance
	(Dollars in thousands)
Originated	$4,005,081	58.8%	767	63%	$135	$4,005,615	60.4%	766	63%	$132
Correspondent purchased	2,442,557	35.8	764	68	374	2,206,072	33.3	764	68	360
Bulk purchased	367,353	5.4	755	63	305	416,653	6.3	753	64	308
	$6,814,991	100.0%	765	65	182	$6,628,340	100.0%	765	65	175

The following tables present originated, refinanced, and correspondent purchased activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average LTVs and weighted average credit scores for the periods indicated. Of the loans originated during the current quarter and current year nine month period, $19.8 million and $99.1 million, respectively, were refinanced from another lender. Of the loans originated during the prior year nine month period, $62.3 million were refinanced from another lender. Of the loans originated and refinanced during the current year nine month period, 71% had loan values of $424 thousand or less. Of the correspondent loans purchased during the current year nine month period, 13% had loan values of $424 thousand or less.

	For the Three Months Ended
	June 30, 2017			June 30, 2016
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$135,311	77%	764	$146,590	80%	773
Refinanced by Bank customers	19,721	65	751	32,703	69	766
Correspondent purchased	126,775	75	767	169,002	74	761
	$281,807	75	764	$348,295	76	766

	For the Nine Months Ended
	June 30, 2017			June 30, 2016
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$390,983	77%	768	$361,651	78%	769
Refinanced by Bank customers	102,905	66	763	98,086	69	768
Correspondent purchased	478,430	74	766	460,910	74	763
	$972,318	74	767	$920,647	75	766

The following table presents the amount, percent of total, and weighted average rate, by state, of one- to four-family loan originations and correspondent purchases where originations and purchases in the state exceeded five percent of the total amount originated and purchased during the nine month period ended June 30, 2017.

	For the Three Months Ended			For the Nine Months Ended
	June 30, 2017			June 30, 2017
State	Amount	% of Total	Rate	Amount	% of Total	Rate
	(Dollars in thousands)
Kansas	$136,937	48.6%	3.75%	$439,677	45.2%	3.46%
Texas	53,840	19.1	3.81	189,558	19.5	3.54
Missouri	40,597	14.4	3.83	149,128	15.3	3.56
Other states	50,433	17.9	3.85	193,955	20.0	3.54
	$281,807	100.0%	3.79	$972,318	100.0%	3.51

One- to Four-Family Loan Commitments - The following table summarizes our one- to four-family loan origination and refinance commitments and one- to four-family correspondent loan purchase commitments as of June 30, 2017, along with associated weighted average rates. Loan commitments generally have fixed expiration dates or other termination clauses and may require the payment of a rate lock fee. It is expected that some of the loan commitments will expire unfunded, so the amounts reflected in the table below are not necessarily indicative of future cash needs.

	Fixed-Rate
	15 years	More than	Adjustable-	Total
	or less	15 years	Rate	Amount	Rate
	(Dollars in thousands)
Originate/refinance	$7,964	$35,436	$14,819	$58,219	3.72%
Correspondent	6,105	71,632	10,796	88,533	4.00
	$14,069	$107,068	$25,615	$146,752	3.89

Rate	3.46%	4.08%	3.33%

Commercial Real Estate Loans - Commercial real estate loans are originated or participated in based on the income producing potential of the property, the collateral value, and the financial strength of the borrower. Additionally, the Bank generally requires personal guarantees. The Bank generally requires a minimum debt service coverage ratio of 1.25 and limits LTV ratios to 80% for commercial real estate loans depending on the property type. During the current year nine month period, the Bank entered into commercial real estate loan participations of $58.5 million, which included $52.4 million of commercial real estate construction loans. The majority of the $52.4 million of commercial real estate construction loans had not yet been funded as of June 30, 2017. The Bank intends to continue to grow its commercial real estate loan portfolio through participations with correspondent lenders and other lead banks with which the Bank has commercial real estate lending relationships.

The following table presents the Bank's commercial real estate loans and loan commitments by industry classification, as defined by the North American Industry Classification System, as of June 30, 2017. Based on the terms of the construction loans as of June 30, 2017, of the $129.4 million of undisbursed amounts in the table, approximately $33 million is projected to be disbursed by September 30, 2017, and an additional $65 million is projected to be disbursed by June 30, 2018. It is possible that not all of the funds will be disbursed due to the nature of the funding of construction projects. For outstanding commitments, in certain cases, the weighted average rate presented represents our best estimate.

	Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Principal	Amount	Amount	Commitments	Total	Total
	(Dollars in thousands)
Accommodation and food services	$110,401	$28,908	$139,309	$1,600	$140,909	34.6%
Health care and social assistance	41,197	58,535	99,732	—	99,732	24.5
Real estate rental and leasing	20,030	38,817	58,847	2,645	61,492	15.1
Arts, entertainment, and recreation	34,345	—	34,345	—	34,345	8.4
Multi-family	10,511	—	10,511	18,000	28,511	7.0
Retail trade	25,211	2,251	27,462	—	27,462	6.8
Other	13,869	883	14,752	—	14,752	3.6
	$255,564	$129,394	$384,958	$22,245	$407,203	100.0%

Weighted average rate	4.10%	4.25%	4.15%	3.56%	4.12%

The following table summarizes the Bank's commercial real estate loans by state as of June 30, 2017.

	Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Principal	Amount	Amount	Commitments	Total	Total
	(Dollars in thousands)
Texas	$75,494	$66,971	$142,465	$1,600	$144,065	35.4%
Missouri	73,806	60,040	133,846	995	134,841	33.1
Kansas	76,272	—	76,272	—	76,272	18.7
Nebraska	—	—	—	18,000	18,000	4.4
Colorado	14,837	—	14,837	1,650	16,487	4.1
Arkansas	8,076	—	8,076	—	8,076	2.0
California	5,617	883	6,500	—	6,500	1.6
Montana	1,462	1,500	2,962	—	2,962	0.7
	$255,564	$129,394	$384,958	$22,245	$407,203	100.0%

The following table presents the Bank's commercial real estate loan portfolio and outstanding loan commitments, categorized by gross loan amount (unpaid principal plus undisbursed amounts) or outstanding loan commitment amount, as of June 30, 2017.

	Count	Amount
	(Dollars in thousands)
Greater than $30 million	4	$157,581
>$15 to $30 million	5	115,028
>$10 to $15 million	3	37,859
>$5 to $10 million	3	22,799
$1 to $5 million	24	68,409
Less than $1 million	16	5,527
	55	$407,203

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

Delinquent and non-performing loans and OREO - The following table presents the Company's 30 to 89 day delinquent loans at the dates indicated. Of the loans 30 to 89 days delinquent at June 30, 2017, approximately 78% were 59 days or less delinquent. The Bank began receiving more timely correspondent delinquent loan information from our sub-servicer during the March 31, 2017 quarter which is the primary reason for the decrease in the 30 to 89 day delinquent correspondent loan balances compared to dates prior to March 31, 2017.

	Loans Delinquent for 30 to 89 Days at:
	June 30,		March 31,		December 31,		September 30,		June 30,
	2017		2017		2016		2016		2016
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	120	$10,455	122	$10,886	130	$11,232	143	$13,593	141	$12,962
Correspondent purchased	5	1,278	4	739	17	7,809	9	3,329	10	2,561
Bulk purchased	15	2,511	19	3,527	26	4,844	21	5,008	27	4,703
Consumer:
Home equity	30	412	36	761	38	665	36	635	33	548
Other	5	14	7	34	7	17	5	62	11	55
	175	$14,670	188	$15,947	218	$24,567	214	$22,627	222	$20,829

Loans 30 to 89 days delinquent
to total loans receivable, net		0.20%		0.22%		0.35%		0.33%		0.30%

The table below presents the Company's non-performing loans and OREO at the dates indicated. Non-performing loans are loans that are 90 or more days delinquent or in foreclosure and other loans required to be reported as nonaccrual pursuant to regulatory reporting requirements, even if the loans are current. At all dates presented, there were no loans 90 or more days delinquent that were still accruing interest. Non-performing assets include non-performing loans and OREO. OREO primarily includes assets acquired in settlement of loans. Over the past 12 months, OREO properties acquired in the settlement of loans were owned by the Bank, on average, for approximately seven months before the properties were sold.

	Non-Performing Loans and OREO at:
	June 30,		March 31,		December 31,		September 30,		June 30,
	2017		2017		2016		2016		2016
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	50	$4,264	65	$5,348	79	$6,647	73	$8,190	74	$8,539
Correspondent purchased	—	—	3	901	2	553	3	985	2	652
Bulk purchased	18	4,805	24	7,097	27	7,982	28	7,323	32	8,017
Consumer:
Home equity	27	484	22	423	29	456	26	520	20	437
Other	2	10	3	7	7	18	5	9	6	17
	97	9,563	117	13,776	144	15,656	135	17,027	134	17,662

Loans 90 or more days delinquent or in foreclosure
as a percentage of total loans		0.13%		0.19%		0.22%		0.24%		0.24%

Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	89	$9,493	92	$10,675	82	$11,393	70	$8,956	70	$6,939
Correspondent purchased	9	1,589	4	583	6	1,231	9	2,786	8	2,872
Bulk purchased	3	1,023	3	809	2	147	1	31	—	—
Consumer:
Home equity	12	251	14	346	14	371	12	328	11	263
Other	—	—	—	—	—	—	—	—	1	7
	113	12,356	113	12,413	104	13,142	92	12,101	90	10,081
Total non-performing loans	210	21,919	230	26,189	248	28,798	227	29,128	224	27,743

Non-performing loans as a percentage of total loans		0.30%		0.36%		0.41%		0.42%		0.41%

OREO:
One- to four-family:
Originated(2)	9	$200	9	$831	10	$888	12	$692	14	$1,142
Correspondent purchased	—	—	—	—	—	—	1	499	1	499
Bulk purchased	5	1,671	6	1,830	3	1,196	4	1,265	5	1,413
Consumer:
Home equity	1	82	—	—	—	—	—	—	—	—
Other(3)	—	—	—	—	1	1,278	1	1,278	1	1,278
	15	1,953	15	2,661	14	3,362	18	3,734	21	4,332
Total non-performing assets	225	$23,872	245	$28,850	262	$32,160	245	$32,862	245	$32,075

Non-performing assets as a percentage of total assets		0.26%		0.31%		0.35%		0.35%		0.35%

(1)
Represents loans required to be reported as nonaccrual pursuant to regulatory reporting requirements even if the loans are current. At June 30, 2017, March 31, 2017, December 31, 2016, September 30, 2016, and June 30, 2016, this amount was comprised of $2.7 million, $2.0 million, $2.0 million, $2.3 million, and $2.8 million, respectively, of loans that were 30 to 89 days delinquent and were reported as such, and $9.7 million, $10.4 million, $11.1 million, $9.8 million, and $7.3 million, respectively, of loans that were current.

(2)	Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

(3)	Represents a single property the Bank purchased for a potential branch site. The Bank sold the property during the March 31, 2017 quarter.

Once a one- to four-family loan is generally 180 days delinquent, a new collateral value is obtained through an appraisal, less estimated selling costs and anticipated private mortgage insurance ("PMI") receipts. Any loss amounts identified as a result of this review are charged-off. At June 30, 2017, $7.4 million, or 82%, of the one- to four-family loans 90 or more days delinquent or in foreclosure had been individually evaluated for loss and any related losses have been charged-off.

The following table presents the states where the properties securing one percent or more of the total amount of our one- to four-family loans are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at June 30, 2017. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. At June 30, 2017, potential losses, after taking into consideration anticipated PMI proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,714,104	54.5%	$8,566	60.1%	$4,388	48.4%	66%
Missouri	1,262,649	18.5	3,022	21.2	697	7.7	49
Texas	659,479	9.7	267	1.9	110	1.2	71
California	222,714	3.3	—	—	—	—	n/a
Tennessee	217,940	3.2	—	—	—	—	n/a
Alabama	107,752	1.6	601	4.2	—	—	n/a
Pennsylvania	95,027	1.4	—	—	—	—	n/a
Georgia	85,923	1.2	413	2.9	538	5.9	65
Oklahoma	70,872	1.0	—	—	—	—	n/a
North Carolina	67,212	1.0	—	—	464	5.1	41
Other states	311,319	4.6	1,375	9.7	2,872	31.7	69
	$6,814,991	100.0%	$14,244	100.0%	$9,069	100.0%	65

TDRs - The following table presents the Company's TDRs, based on accrual status, at the dates indicated. At June 30, 2017, $13.1 million of TDRs were included in the ACL formula analysis model and $35 thousand of the ACL was related to these loans. The remaining $30.2 million of TDRs at June 30, 2017 were individually evaluated for loss and any losses have been charged-off.

	At
	June 30,	March 31,	December 31,	September 30,	June 30,
	2017	2017	2016	2016	2016
	(Dollars in thousands)
Accruing TDRs	$27,343	$26,209	$22,726	$23,177	$21,663
Nonaccrual TDRs(1)	15,947	16,868	17,983	18,725	16,497
Total TDRs	$43,290	$43,077	$40,709	$41,902	$38,160

(1)	Nonaccrual TDRs are included in the non-performing loan table above.

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

The Bank did not record a provision for credit losses during the current quarter or the nine month period ended June 30, 2017 or during the quarter or nine month period ended June 30, 2016. Based on management's assessment of the ACL formula analysis model and several other factors, management determined that no provision for credit losses was necessary. Net recoveries were $39 thousand during the current quarter and net charge-offs were $54 thousand for the nine month period ended June 30, 2017. Net recoveries were $119 thousand during the prior year quarter and net charge-offs were $131 thousand for the nine month period ended June 30, 2016. At June 30, 2017, loans 30 to 89 days delinquent were 0.20% of total loans and loans 90 or more days delinquent or in foreclosure were 0.13% of total loans.

The distribution of our ACL at the dates indicated is summarized below. Included in bulk purchased loans are $220.7 million of loans, or 60% of the total bulk purchased loan portfolio, at June 30, 2017, for which the seller of the loans has guaranteed to repurchase or replace any delinquent loans. The Bank has not experienced any losses on loans acquired from this seller as all delinquent loans have been repurchased by this seller since the loan package was purchased in fiscal year 2012. For the $146.7 million of bulk purchased loans at June 30, 2017 that do not have the above noted guarantee, the Bank has continued to experience a reduction in loan losses due to an improvement in collateral values. A large portion of these loans were originally interest-only loans with interest-only terms up to 10 years. All of the interest-only loans are now fully amortizing loans. Our correspondent purchased loans are purchased on a loan-by-loan basis from a select group of correspondent lenders and are underwritten by the Bank's underwriters based on underwriting standards that are generally the same as for our originated loans.

	At
	June 30, 2017				September 30, 2016
		% of ACL		% of		% of ACL		% of
	Amount	to Total	Total	Loans to	Amount	to Total	Total	Loans to
	of ACL	ACL	Loans	Total Loans	of ACL	ACL	Loans	Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family:
Originated	$3,196	37.6%	$4,005,081	55.4%	$3,892	45.6%	$4,005,615	57.6%
Correspondent purchased	1,916	22.6	2,442,557	33.8	2,102	24.6	2,206,072	31.7
Bulk purchased	1,000	11.8	367,353	5.1	1,065	12.5	416,653	6.0
Construction	26	0.3	33,854	0.5	36	0.4	39,430	0.6
Total	6,138	72.3	6,848,845	94.8	7,095	83.1	6,667,770	95.9
Commercial:
Permanent	1,018	12.0	148,485	2.0	774	9.1	110,768	1.6
Construction	1,071	12.6	107,079	1.5	434	5.1	43,375	0.6
Total	2,089	24.6	255,564	3.5	1,208	14.2	154,143	2.2
Total real estate loans	8,227	96.9	7,104,409	98.3	8,303	97.3	6,821,913	98.1
Consumer loans:
Home equity	220	2.6	119,822	1.6	187	2.1	123,345	1.8
Other consumer	39	0.5	4,194	0.1	50	0.6	4,264	0.1
Total consumer loans	259	3.1	124,016	1.7	237	2.7	127,609	1.9
	$8,486	100.0%	$7,228,425	100.0%	$8,540	100.0%	$6,949,522	100.0%

The following tables present ACL activity and related ratios at the dates and for the periods indicated. See "Note 4 - Loans Receivable and Allowance for Credit Losses" for additional information related to ACL activity by specific loan categories. Using the Bank's annualized net historical loan losses over the past five years, the Bank would have approximately 10 years of net loan loss coverage based on the ACL balance at June 30, 2017.

	For the Three Months Ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
	(Dollars in thousands)
ACL beginning balance	$8,447	$8,521	$8,540	$9,312	$9,193
Charge-offs	(41)	(82)	(32)	(179)	(126)
Recoveries	80	8	13	157	245
Provision for credit losses	—	—	—	(750)	—
ACL ending balance	$8,486	$8,447	$8,521	$8,540	$9,312

ACL to loans receivable, net at end of period	0.12%	0.12%	0.12%	0.12%	0.14%
ACL to non-performing loans at end of period	38.72	32.25	29.59	29.32	33.57
Ratio of net charge-offs (recoveries) during the
period to average loans outstanding	—	—	—	—	—
Ratio of net charge-offs (recoveries) during the
period to average non-performing assets	(0.15)	0.24	0.06	0.07	(0.38)
ACL to net charge-offs (annualized)	N/M(1)	28.6x	111.5x	95.6x	N/M(1)

(1)	The ACL coverage ratio is not presented for the time periods noted due to loan recoveries exceeding loan charge-offs during these periods.

	For the Nine Months Ended
	June 30, 2017	June 30, 2016
	(Dollars in thousands)
ACL beginning balance	$8,540	$9,443
Charge-offs	(155)	(451)
Recoveries	101	320
Provision for credit losses	—	—
ACL ending balance	$8,486	$9,312

Ratio of net charge-offs during the period to
average loans outstanding during the period	—%	—%
Ratio of net charge-offs during the period to
average non-performing assets during the period	0.19	0.42
ACL to net charge-offs (annualized)	118.3x	53.4x

Securities. The following table presents the distribution of our securities portfolio, at amortized cost, at the dates indicated. Overall, fixed-rate securities comprised 75% of our securities portfolio at June 30, 2017. The weighted average life ("WAL") is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	June 30, 2017			March 31, 2017			September 30, 2016
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Fixed-rate securities:
MBS	$682,062	2.16%	3.0	$731,990	2.17%	3.0	$836,852	2.16%	2.9
GSE debentures	296,283	1.25	1.4	296,266	1.25	1.7	346,226	1.15	0.9
Municipal bonds	29,220	1.65	2.2	30,826	1.62	2.3	33,303	1.69	2.4
Total fixed-rate securities	1,007,565	1.87	2.5	1,059,082	1.90	2.6	1,216,381	1.86	2.3

Adjustable-rate securities:
MBS	328,416	2.49	4.8	351,243	2.42	5.6	400,161	2.25	4.7
Trust preferred securities	2,074	2.50	20.0	2,080	2.39	20.2	2,123	2.11	20.7
Total adjustable-rate securities	330,490	2.49	4.9	353,323	2.42	5.7	402,284	2.24	4.8
Total securities portfolio	$1,338,055	2.03	3.1	$1,412,405	2.03	3.4	$1,618,665	1.95	2.9

The following table presents the carrying value of MBS in our portfolio by issuer at the dates presented.

	June 30, 2017	March 31, 2017	September 30, 2016
	(Dollars in thousands)
Federal National Mortgage Association ("FNMA")	$620,741	$664,251	$752,141
Federal Home Loan Mortgage Corporation ("FHLMC")	330,101	356,029	413,458
Government National Mortgage Association	66,303	70,590	80,479
	$1,017,145	$1,090,870	$1,246,078

Mortgage-Backed Securities - The balance of MBS, which primarily consists of securities of U.S. GSEs, decreased $228.9 million, from $1.25 billion at September 30, 2016, to $1.02 billion at June 30, 2017. The following tables summarize the activity in our portfolio of MBS for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented. The beginning and ending WAL is the estimated remaining principal repayment term (in years) after three-month historical prepayment speeds have been applied.

	For the Three Months Ended
	June 30, 2017			March 31, 2017			December 31, 2016			September 30, 2016
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,090,870	2.25%	3.9	$1,166,326	2.18%	3.5	$1,246,078	2.19%	3.5	$1,344,481	2.21%	3.9
Maturities and repayments	(71,763)			(73,801)			(88,564)			(96,320)
Net amortization of (premiums)/discounts	(992)			(1,015)			(1,290)			(1,345)
Purchases:
Fixed	—	—	—	—	—	—	10,890	1.99	3.8	—	—	—
Change in valuation on AFS securities	(970)			(640)			(788)			(738)
Ending balance - carrying value	$1,017,145	2.26	3.6	$1,090,870	2.25	3.9	$1,166,326	2.18	3.5	$1,246,078	2.19	3.5

	For the Nine Months Ended
	June 30, 2017			June 30, 2016
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,246,078	2.19%	3.5	$1,462,539	2.24%	3.8
Maturities and repayments	(234,128)			(254,670)
Net amortization of (premiums)/discounts	(3,297)			(3,666)
Purchases:
Fixed	10,890	1.99	3.8	42,827	1.83	4.1
Adjustable	—	—	—	100,133	2.02	5.4
Change in valuation on AFS securities	(2,398)			(2,682)
Ending balance - carrying value	$1,017,145	2.26	3.6	$1,344,481	2.21	3.9

Investment Securities - Investment securities, which consist of U.S. GSE debentures (primarily issued by FNMA, FHLMC, or Federal Home Loan Banks) and municipal investments, decreased $55.3 million, from $382.1 million at September 30, 2016, to $326.8 million at June 30, 2017. The following tables summarize the activity of investment securities for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented. The beginning and ending WALs represent the estimated remaining principal repayment terms (in years) of the securities after projected call dates have been considered, based upon market rates at each date presented.

	For the Three Months Ended
	June 30, 2017			March 31, 2017			December 31, 2016			September 30, 2016
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$328,323	1.29%	1.9	$355,681	1.27%	2.0	$382,097	1.20%	1.2	$510,745	1.21%	1.1
Maturities and calls	(1,538)			(28,863)			(50,019)			(127,923)
Net amortization of (premiums)/discounts	(57)			(61)			(72)			(9)
Purchases:
Fixed	—	—	—	1,535	1.30	3.4	25,000	1.70	4.0	—	—	—
Change in valuation on AFS securities	58			31			(1,325)			(716)
Ending balance - carrying value	$326,786	1.29	1.6	$328,323	1.29	1.9	$355,681	1.27	2.0	$382,097	1.20	1.2

	For the Nine Months Ended
	June 30, 2017			June 30, 2016
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$382,097	1.20%	1.2	$566,754	1.19%	1.8
Maturities and calls	(80,420)			(157,229)
Net amortization of (premiums)/discounts	(190)			(322)
Purchases:
Fixed	26,535	1.68	4.0	101,359	1.09	0.8
Change in valuation on AFS securities	(1,236)			183
Ending balance - carrying value	$326,786	1.29	1.6	$510,745	1.21	1.1

Liabilities. Total liabilities were $7.74 billion at June 30, 2017 compared to $7.87 billion at September 30, 2016. FHLB borrowings decreased $198.9 million, to $2.17 billion at June 30, 2017, as certain maturing FHLB advances were not replaced. Cash flows from the deposit portfolio and securities portfolio, along with excess operating cash, were used to pay off the maturing FHLB advances. Deposits increased $103.7 million, to $5.27 billion at June 30, 2017, due largely to an increase in non-maturity retail deposits.

Deposits - Deposits were $5.27 billion at June 30, 2017 compared to $5.16 billion at September 30, 2016. We continue to be competitive on deposit rates and, in some cases, our offer rates for longer-term certificates of deposit have been higher than peers. Offering competitive rates on longer-term certificates of deposit has been an on-going balance sheet strategy by management in anticipation of higher interest rates. If short-term interest rates continue to rise, our customers may move funds from their checking, savings and money market accounts to higher yielding deposit products within the Bank or withdraw their funds from these accounts, including certificates of deposit, to invest in higher yielding investments outside of the Bank.

The following table presents the amount, weighted average rate and percent of total for the components of our deposit portfolio at the dates presented.

	June 30, 2017			March 31, 2017			September 30, 2016
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Non-interest-bearing checking	$244,037	—%	4.6%	$240,061	—%	4.6%	$217,009	—%	4.2%
Interest-bearing checking	627,905	0.05	11.9	646,634	0.05	12.3	597,319	0.05	11.6
Savings	354,289	0.24	6.8	353,676	0.22	6.7	335,426	0.17	6.5
Money market	1,217,580	0.24	23.1	1,219,499	0.24	23.1	1,186,132	0.24	23.0
Retail certificates of deposit	2,432,867	1.48	46.2	2,461,838	1.46	46.7	2,458,160	1.43	47.6
Public units	391,007	1.08	7.4	347,526	0.83	6.6	369,972	0.70	7.1
	$5,267,685	0.84	100.0%	$5,269,234	0.81	100.0%	$5,164,018	0.80	100.0%

The following tables set forth scheduled maturity information for our certificates of deposit, along with associated weighted average rates, at June 30, 2017.

	Amount Due
		More than	More than
	1 year	1 year to	2 years to 3	More than	Total
Rate range	or less	2 years	years	3 years	Amount	Rate
	(Dollars in thousands)
0.00 – 0.99%	$641,523	$92,897	$359	$—	$734,779	0.75%
1.00 – 1.99%	559,682	444,901	486,754	433,813	1,925,150	1.62
2.00 – 2.99%	166	1,335	162,332	—	163,833	2.24
3.00 – 3.99%	112	—	—	—	112	3.06
	$1,201,483	$539,133	$649,445	$433,813	$2,823,874	1.43

Percent of total	42.5%	19.1%	23.0%	15.4%
Weighted average rate	1.03	1.42	1.85	1.91
Weighted average maturity (in years)	0.4	1.5	2.5	3.8	1.6
Weighted average maturity for the retail certificate of deposit portfolio (in years)					1.8

	Amount Due
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)
Retail certificates of deposit less than $100,000	$169,970	$174,022	$286,301	$880,974	$1,511,267
Retail certificates of deposit of $100,000 or more	82,682	76,467	130,523	631,928	921,600
Public unit deposits of $100,000 or more	148,654	75,381	57,483	109,489	391,007
	$401,306	$325,870	$474,307	$1,622,391	$2,823,874

Borrowings - The following tables present borrowing activity for the periods shown. The borrowings presented in the table have original contractual terms of one year or longer. FHLB advances are presented at par. The weighted average effective rate includes the impact of the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. Rates on new borrowings are fixed-rate. The weighted average maturity ("WAM") is the remaining weighted average contractual term in years. The beginning and ending WAMs represent the remaining maturity at each date presented. For new borrowings, the WAMs presented are as of the date of issue.

	For the Three Months Ended
	June 30, 2017			March 31, 2017			December 31, 2016			September 30, 2016
		Effective			Effective			Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,475,000	2.35%	2.5	$2,475,000	2.35%	2.7	$2,575,000	2.29%	2.9	$2,675,000	2.24%	3.0
Maturities:
FHLB advances	(300,000)	3.24		—	—		(100,000)	0.78		(100,000)	0.83
Ending balance	$2,175,000	2.23	2.5	$2,475,000	2.35	2.5	$2,475,000	2.35	2.7	$2,575,000	2.29	2.9

	For the Nine Months Ended
	June 30, 2017			June 30, 2016
		Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,575,000	2.29%	2.9	$2,775,000	2.29%	3.3
Maturities:
FHLB advances	(400,000)	2.62		(300,000)	2.35
New borrowings:
FHLB advances	—	—	—	200,000	1.64	5.0
Ending balance	$2,175,000	2.23	2.5	$2,675,000	2.24	3.0

Maturities - The following table presents the maturity of term borrowings (including FHLB advances, at par, and repurchase agreements), along with associated weighted average contractual and effective rates as of June 30, 2017. During the current quarter, a $100.0 million advance with an effective rate of 3.23% matured and was not replaced. Additionally, a $200.0 million FHLB advance with an effective rate of 3.24% matured and was replaced by FHLB advances with terms of 14 days or less, which are included in fiscal year 2017 in the table below. Subsequent to June 30, 2017, the Bank replaced the advances with a $100.0 million 36-month fixed-rate advance at a rate of 1.85%, and a $100.0 million 12-month adjustable-rate advance at a rate of 1.27%. The Bank then entered into an interest rate swap with a notional amount of $100.0 million in order to hedge the variability in cash flows associated with the 12-month adjustable-rate advance, resulting in an effective cost of 2.14% for this borrowing. The weighted average effective rate of the term borrowings portfolio, adjusted for the activity that occurred subsequent to June 30, 2017, was 2.21%.

	FHLB	Repurchase
Maturity by	Advances	Agreements	Total	Contractual	Effective
Fiscal Year	Amount	Amount	Amount	Rate	Rate(1)
	(Dollars in thousands)
2017	$300,000	$—	$300,000	1.87%	1.87%
2018	375,000	100,000	475,000	2.35	2.64
2019	400,000	—	400,000	1.62	1.62
2020	250,000	100,000	350,000	2.18	2.18
2021	550,000	—	550,000	2.27	2.27
2022	200,000	—	200,000	2.23	2.23
2023	100,000	—	100,000	1.82	1.82
	$2,175,000	$200,000	$2,375,000	2.09	2.15

(1)	The effective rate includes the impact of the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid.

The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail and public unit amounts, and term borrowings for the next four quarters as of June 30, 2017. The FHLB advances at June 30, 2017 with terms of 14 days or less are included in the September 30, 2017 period in the table below.

	Retail		Public Unit		Term
Maturity by	Certificate	Repricing	Deposit	Repricing	Borrowings	Repricing		Repricing
Quarter End	Amount	Rate	Amount	Rate	Amount	Rate	Total	Rate
	(Dollars in thousands)
September 30, 2017	$252,652	1.03%	$148,654	0.88%	$300,000	1.87%	$701,306	1.36%
December 31, 2017	250,489	1.02	75,381	0.97	200,000	2.94	525,870	1.74
March 31, 2018	214,355	1.12	30,962	1.11	—	—	245,317	1.12
June 30, 2018	202,469	1.06	26,521	1.22	100,000	2.82	328,990	1.61
	$919,965	1.05	$281,518	0.96	$600,000	2.39	$1,801,483	1.48

Stockholders' Equity. Stockholders' equity was $1.36 billion at June 30, 2017 compared to $1.39 billion at September 30, 2016. The $34.0 million decrease was due primarily to the payment of $106.6 million in cash dividends, partially offset by net income of $63.5 million. The cash dividends paid during the current year nine month period totaled $0.795 per share and consisted of a $0.29 per share cash true-up dividend related to fiscal year 2016 earnings per the Company's dividend policy, a $0.25 per share True Blue Capitol dividend, and three regular quarterly cash dividends totaling $0.255 per share. On July 19, 2017, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $11.4 million, payable on August 18, 2017 to stockholders of record as of the close of business on August 4, 2017.

At June 30, 2017, Capitol Federal Financial, Inc., at the holding company level, had $108.3 million on deposit at the Bank. For fiscal year 2017, it is the intent of the Board of Directors and management to continue with the payout of 100% of the Company's earnings to its stockholders. Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company.

Capitol Federal Financial, Inc. works to find multiple ways to provide stockholder value. Primarily this has been through stock buybacks and the payment of cash dividends. The Company has maintained a dividend policy of paying out 100% of its earnings to stockholders in the form of quarterly cash dividends and an annual true-up dividend in December of each year. In addition, due to the excess capital levels at the Company and the Bank, the Company has paid out a True Blue dividend of $0.25 cash per share in June of each of the past four years and in December prior to that. The Company considers various business strategies and their impact on capital and asset measures on both a current and future basis, as well as regulatory considerations, in determining the amount, if any, and timing of the True Blue dividend. Management currently considers a ten-percent equity-to-assets ratio at the Bank as an appropriate level of capital given the interest rate risk the Bank takes.
The following table presents regular quarterly dividends and special dividends paid in calendar years 2017, 2016, and 2015. The amounts represent cash dividends paid during each period. For the quarter ending September 30, 2017, the amount presented represents the dividend payable on August 18, 2017 to stockholders of record as of August 4, 2017.

	Calendar Year
	2017		2016		2015
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$11,386	$0.085	$11,305	$0.085	$11,592	$0.085
Quarter ended June 30	11,409	0.085	11,314	0.085	11,585	0.085
Quarter ended September 30	11,410	0.085	11,323	0.085	11,385	0.085
Quarter ended December 31			11,363	0.085	11,303	0.085
True-up dividends paid			38,835	0.290	33,248	0.250
True Blue dividends paid	33,559	0.250	33,274	0.250	33,924	0.250
Calendar year-to-date dividends paid	$67,764	$0.505	$117,414	$0.880	$113,037	$0.840

In October 2015, the Company announced a stock repurchase plan for up to $70.0 million of common stock. It is anticipated that shares will be purchased from time to time based upon market conditions and available liquidity. There is no expiration for this repurchase plan and no shares have been repurchased under this repurchase plan.

Operating Results
The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2017	2017	2016	2016	2016
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$64,013	$63,106	$61,945	$61,516	$60,840
MBS	5,821	6,191	6,362	6,860	7,401
Cash and cash equivalents	5,619	4,132	2,969	2,774	2,730
FHLB stock	3,114	3,100	2,939	3,044	3,050
Investment securities	1,063	1,131	1,107	1,401	1,506
Total interest and dividend income	79,630	77,660	75,322	75,595	75,527

Interest expense:
FHLB borrowings	17,884	16,771	16,117	16,262	16,361
Deposits	10,895	10,364	10,396	10,098	9,749
Repurchase agreements	1,487	1,471	1,503	1,503	1,487
Total interest expense	30,266	28,606	28,016	27,863	27,597

Net interest income	49,364	49,054	47,306	47,732	47,930

Provision for credit losses	—	—	—	(750)	—

Net interest income
(after provision for credit losses)	49,364	49,054	47,306	48,482	47,930

Non-interest income	5,460	5,573	5,268	5,691	5,429
Non-interest expense	22,645	21,937	21,597	23,962	23,327
Income tax expense	10,809	11,103	10,399	9,513	9,481
Net income	$21,370	$21,587	$20,578	$20,698	$20,551

Efficiency ratio	41.30%	40.16%	41.08%	44.85%	43.72%

Basic EPS	$0.16	$0.16	$0.15	$0.16	$0.15
Diluted EPS	0.16	0.16	0.15	0.16	0.15

Comparison of Operating Results for the Nine Months Ended June 30, 2017 and 2016

The Company recognized net income of $63.5 million, or $0.47 per share, for the nine month period ended June 30, 2017, an increase of $739 thousand, or 1.2%, from the nine month period ended June 30, 2016. Net income attributable to the leverage strategy was $2.2 million during the current year nine month period, compared to $1.7 million for the prior year nine month period.

The net interest margin increased three basis points, from 1.75% for the prior year nine month period to 1.78% for the current year nine month period. Excluding the effects of the leverage strategy, the net interest margin would have increased two basis points, from 2.11% for the prior year nine month period to 2.13% for the current year nine month period. The increase in the net interest margin was due mainly to a shift in the mix of interest-earning assets from relatively lower yielding securities to higher yielding loans, partially offset by a decrease in the weighted average yield on loans. Additionally, the positive impact of the decrease in interest expense on borrowings not related to the leverage strategy was more than offset by an increase in interest expense on deposits.

The Company's efficiency ratio was 40.84% for the current year nine month period compared to 43.40% for the prior year nine month period. The change in the efficiency ratio was due primarily to lower non-interest expense in the current year nine month period compared to the prior year nine month period. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A lower value indicates that the financial institution is generating revenue with a proportionally lower level of expense.

Interest and Dividend Income
The weighted average yield on total interest-earning assets increased 10 basis points, from 2.74% for the prior year nine month period to 2.84% for the current year nine month period, while the average balance of interest-earning assets decreased $68.4 million from the prior year nine month period. Absent the impact of the leverage strategy, the weighted average yield on total interest-earning assets would have increased four basis points, from 3.21% for the prior year nine month period to 3.25% for the current year nine month period, while the average balance would have decreased $37.5 million. The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2017	2016	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$189,064	$181,795	$7,269	4.0%
MBS	18,374	22,934	(4,560)	(19.9)
Cash and cash equivalents	12,720	7,057	5,663	80.2
FHLB stock	9,153	9,208	(55)	(0.6)
Investment securities	3,301	4,524	(1,223)	(27.0)
Total interest and dividend income	$232,612	$225,518	$7,094	3.1

The increase in interest income on loans receivable was due to a $404.3 million increase in the average balance of the portfolio, partially offset by a seven basis point decrease in the weighted average yield on the portfolio to 3.54% for the current year nine month period. Loan growth was funded through cash flows from the securities portfolio. The decrease in the weighted average yield was due primarily to endorsements and refinances repricing loans to lower market rates, the origination and purchase of loans at rates lower than the overall loan portfolio rate at certain points during each time period, and an increase in the amortization of premiums related to correspondent loans.

The decrease in interest income on the MBS portfolio was due primarily to a $265.8 million decrease in the average balance of the portfolio as cash flows not reinvested were used to fund loan growth. Additionally, the weighted average yield on the MBS portfolio decreased two basis points, from 2.20% during the prior year nine month period to 2.18% for the current year nine month period. The decrease in the weighted average yield was due to an increase in the impact of net premium amortization. Net premium amortization of $3.3 million during the current year nine month period decreased the weighted average yield on the portfolio by 39 basis points. During the prior year nine month period, $3.7 million of net premiums were amortized, which decreased the weighted average yield on the portfolio by 35 basis points.

The increase in interest income on cash and cash equivalents was due to a 36 basis point increase in the weighted average yield resulting from an increase in the yield earned on balances held at the Federal Reserve Bank.

The decrease in interest income on investment securities was due to a $151.8 million decrease in the average balance. Cash flows not reinvested in the portfolio were used to fund loan growth.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities increased eight basis points, from 1.11% for the prior year nine month period to 1.19% for the current year nine month period, while the average balance of interest-bearing liabilities decreased $44.8 million from the prior year nine month period. Absent the impact of the leverage strategy, the weighted average rate paid on total interest-bearing liabilities would have increased two basis points, from 1.28% for the prior year nine month period to 1.30% for the current year nine month period, while the average balance of interest-bearing liabilities would have decreased $13.9 million. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2017	2016	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB borrowings	$50,772	$48,829	$1,943	4.0%
Deposits	31,655	27,761	3,894	14.0
Repurchase agreements	4,461	4,478	(17)	(0.4)
Total interest expense	$86,888	$81,068	$5,820	7.2

The table above includes interest expense on FHLB borrowings both associated and not associated with the leverage strategy. Interest expense on FHLB borrowings not related to the leverage strategy decreased $2.9 million from the prior year nine month period due to a $218.2 million decrease in the average balance of the portfolio as a result of not replacing all of the advances that matured between periods. Funds generated from deposit growth were largely used to pay off the maturing advances. The weighted average rate paid on FHLB borrowings not related to the leverage strategy increased four basis points, to 2.27% for the current year nine month period, due primarily to maturing advances having a lower rate than the overall advance portfolio rate. Interest expense on FHLB borrowings associated with the leverage strategy increased $4.8 million from the prior year nine month period due to a 33 basis point increase in the weighted average rate paid as a result of an increase in interest rates between periods.

The increase in interest expense on deposits was due primarily to a seven basis point increase in the weighted average rate, to 0.81% for the current year nine month period, along with growth in the portfolio. The increase in the weighted average rate was primarily related to the retail certificate of deposit portfolio, which increased 10 basis points to 1.44% for the current year nine month period. The average balance of the deposit portfolio increased $204.3 million during the current year nine month period, with the majority of the increase in the retail deposit portfolio.

Provision for Credit Losses
The Bank did not record a provision for credit losses during the current year nine month period or the prior year nine month period. Based on management's assessment of the ACL formula analysis model and several other factors, it was determined that no provision for credit losses was necessary. Net loan charge-offs were $54 thousand during the current year nine month period compared to $131 thousand during the prior year nine month period. At June 30, 2017, loans 30 to 89 days delinquent were 0.20% of total loans and loans 90 or more days delinquent or in foreclosure were 0.13% of total loans.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2017	2016	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$11,123	$11,097	$26	0.2%
Income from BOLI	1,669	2,810	(1,141)	(40.6)
Other non-interest income	3,509	3,714	(205)	(5.5)
Total non-interest income	$16,301	$17,621	$(1,320)	(7.5)

The decrease in income from BOLI was due mainly to the receipt of a death benefit during the prior year nine month period and no such death benefit in the current year nine month period.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2017	2016	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$32,388	$31,604	$784	2.5%
Information technology and communications	8,524	7,883	641	8.1
Occupancy, net	8,098	7,894	204	2.6
Regulatory and outside services	3,994	4,000	(6)	(0.2)
Deposit and loan transaction costs	3,918	4,119	(201)	(4.9)
Advertising and promotional	3,275	3,190	85	2.7
Federal insurance premium	2,651	4,158	(1,507)	(36.2)
Office supplies and related expense	1,470	2,016	(546)	(27.1)
Low income housing partnerships	—	2,815	(2,815)	(100.0)
Other non-interest expense	1,861	2,664	(803)	(30.1)
Total non-interest expense	$66,179	$70,343	$(4,164)	(5.9)

The increase in salaries and employee benefits was due primarily to an increase in employee health care costs. The increase in information technology and communications was due largely to software licensing and communication network expenses. The decrease in federal insurance premiums was due primarily to a decrease in the Federal Deposit Insurance Corporation ("FDIC") base assessment rate effective July 1, 2016. The decrease in office supplies and related expense was due primarily to lower debit card expenses compared to the prior year nine month period, during which time the Bank began issuing debit cards enabled with chip card technology. The decrease in low income housing partnerships expense was due to a change in the Bank's method of accounting for those investments. The Bank had been accounting for these partnerships using the equity method of accounting as two of the Bank's officers were involved in the operational management of the low income housing partnership investment group. Effective September 30, 2016, those two Bank officers discontinued their involvement in the operational management of the investment group. On October 1, 2016, the Bank began using the proportional method of accounting for those investments rather than the equity method. As a result, the Bank no longer reports low income housing partnership expenses in non-interest expense; rather, the pretax operating losses and related tax benefits from the investments are reported as a component of income tax expense. The decrease in other non-interest expense was due mainly to a decrease in OREO operations expense, along with lower deposit account charge-offs related to debit card fraud in the current year nine month period.

Income Tax Expense
Income tax expense was $32.3 million for the current year nine month period compared to $28.9 million for the prior year nine month period. The effective tax rate for the current year nine month period was 33.7% compared to 31.5% for the prior year nine month period. The increase in effective tax rate was due mainly to the change in accounting method for low income housing partnerships as discussed above. Management anticipates the effective tax rate for fiscal year 2017 will be approximately 34%, based on fiscal year 2017 estimates as of June 30, 2017.

Average Balance Sheet
The following table presents the average balances of our assets, liabilities, and stockholders' equity, and the related annualized weighted average yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated and the weighted average yield/rate on our interest-earning assets and interest-bearing liabilities at June 30, 2017. The leverage strategy was not in place at June 30, 2017, so the end of period yields/rates presented at June 30, 2017 in the table below do not reflect the effects of this strategy. Weighted average yields are derived by dividing annualized income by the average balance of the related assets, and weighted average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived from average daily balances. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yields/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	At	For the Nine Months Ended
	June 30,	June 30, 2017			June 30, 2016
	2017	Average	Interest		Average	Interest
	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Rate	Amount	Paid	Rate	Amount	Paid	Rate
Assets:		(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	3.58%	$7,126,112	$189,064	3.54%	$6,721,845	$181,795	3.61%
MBS(2)	2.26	1,125,689	18,374	2.18	1,391,441	22,934	2.20
Investment securities(2)(3)	1.29	346,035	3,301	1.27	497,794	4,524	1.21
FHLB stock	6.47	194,422	9,153	6.29	205,434	9,208	5.99
Cash and cash equivalents(4)	1.23	2,123,529	12,720	0.79	2,167,680	7,057	0.43
Total interest-earning assets(1)(2)	3.34	10,915,787	232,612	2.84	10,984,194	225,518	2.74
Other non-interest-earning assets		297,478			290,854
Total assets		$11,213,265			$11,275,048

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	0.04	$824,150	226	0.04	$781,509	218	0.04
Savings	0.24	344,874	567	0.22	323,300	464	0.19
Money market	0.24	1,209,279	2,141	0.24	1,168,086	2,054	0.23
Retail certificates	1.48	2,439,370	26,352	1.44	2,356,566	23,628	1.34
Wholesale certificates	1.08	386,860	2,369	0.82	370,784	1,397	0.50
Total deposits	0.84	5,204,533	31,655	0.81	5,000,245	27,761	0.74
FHLB borrowings(5)	2.07	4,298,883	50,772	1.57	4,547,984	48,829	1.43
Repurchase agreements	2.94	200,000	4,461	2.94	200,000	4,478	2.94
Total borrowings	2.15	4,498,883	55,233	1.63	4,747,984	53,307	1.49
Total interest-bearing liabilities	1.25	9,703,416	86,888	1.19	9,748,229	81,068	1.11
Other non-interest-bearing liabilities		122,534			118,180
Stockholders' equity		1,387,315			1,408,639
Total liabilities and stockholders' equity		$11,213,265			$11,275,048
						(Continued)

	At	For the Nine Months Ended
	June 30,	June 30, 2017			June 30, 2016
	2017	Average	Interest		Average	Interest
	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Rate	Amount	Paid	Rate	Amount	Paid	Rate
		(Dollars in thousands)
Net interest income(6)			$145,724			$144,450
Net interest rate spread(7)(8)	2.09%			1.65%			1.63%
Net interest-earning assets		$1,212,371			$1,235,965
Net interest margin(8)(9)				1.78			1.75
Ratio of interest-earning assets to interest-bearing liabilities				1.12x			1.13x

Selected performance ratios:
Return on average assets (annualized)(8)				0.76%			0.74%
Return on average equity (annualized)(8)				6.11			5.94
Average equity to average assets				12.37			12.49
Operating expense ratio(10)				0.79			0.83
Efficiency ratio(11)				40.84			43.40
Pre-tax yield on leverage strategy(12)				0.22			0.16

						(Concluded)

(1)
Calculated net of unearned loan fees, deferred costs, and undisbursed loan funds. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)	The average balance of investment securities includes an average balance of nontaxable securities of $31.3 million and $37.6 million for the nine months ended June 30, 2017 and 2016, respectively.

(4)
The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $1.93 billion and $1.96 billion for the nine months ended June 30, 2017 and 2016, respectively.

(5)
Included in this line are FHLB borrowings related to the leverage strategy with an average outstanding amount of $2.02 billion and $2.05 billion, interest paid of $12.1 million and $7.2 million, at a rate of 0.79% and 0.46% for the nine months ended June 30, 2017 and 2016, respectively. The FHLB advance amounts and rates included in this line are net of deferred gains and deferred prepayment penalties.

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

	For the Nine Months Ended
	June 30, 2017			June 30, 2016
	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Return on average assets (annualized)	0.76%	(0.13)%	0.89%	0.74%	(0.14)%	0.88%
Return on average equity (annualized)	6.11	0.21	5.90	5.94	0.15	5.79
Net interest margin	1.78	(0.35)	2.13	1.75	(0.36)	2.11
Net interest rate spread	1.65	(0.30)	1.95	1.63	(0.30)	1.93

(9)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

(10)	The operating expense ratio represents annualized non-interest expense as a percentage of average assets.

(11)	The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income.

(12)	The pre-tax yield on the leverage strategy represents annualized pre-tax income resulting from the transaction as a percentage of the average interest-earning assets associated with the transaction.

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the nine months ended June 30, 2017 to the nine months ended June 30, 2016. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Nine Months Ended
	June 30, 2017 vs. June 30, 2016
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$10,635	$(3,366)	$7,269
MBS	(4,339)	(221)	(4,560)
Investment securities	(1,438)	215	(1,223)
FHLB stock	(522)	467	(55)
Cash and cash equivalents	(147)	5,810	5,663
Total interest-earning assets	4,189	2,905	7,094

Interest-bearing liabilities:
Checking	11	(3)	8
Savings	32	71	103
Money market	67	19	86
Certificates of deposit	906	2,791	3,697
FHLB borrowings	(3,995)	5,938	1,943
Repurchase agreements	(9)	(8)	(17)
Total interest-bearing liabilities	(2,988)	8,808	5,820

Net change in net interest income	$7,177	$(5,903)	$1,274

Comparison of Operating Results for the Three Months Ended June 30, 2017 and 2016

For the quarter ended June 30, 2017, the Company recognized net income of $21.4 million, or $0.16 per share, an increase of $819 thousand from the quarter ended June 30, 2016. The increase in net income was due primarily to an increase in net interest income. Net interest income increased $1.4 million, or 3.0%, from the prior year quarter to $49.4 million for the current quarter. The net interest margin increased eight basis points, from 1.73% for the prior year quarter to 1.81% for the current quarter. Excluding the effects of the leverage strategy, the net interest margin would have increased seven basis points, from 2.09% for the prior year quarter to 2.16% for the current quarter. The increase was due primarily to a shift of the mix of interest-earning assets from relatively lower yielding securities to higher yielding loans, partially offset by a decrease in the weighted average yield on loans. Additionally, the positive impact of the decrease in interest expense on borrowings not related to the leverage strategy was more than offset by an increase in interest expense on deposits.

Net income attributable to the leverage strategy was $715 thousand during the current quarter, compared to $532 thousand for the prior year quarter. The increase was due mainly to an increase in the dividend yield on the FHLB stock holdings, along with a decrease in federal insurance premiums and a more positive interest rate spread between the yield earned on the cash held at the FRB of Kansas City and the rate paid on the related FHLB borrowings than in the prior year quarter.

The Company's efficiency ratio was 41.30% for the current quarter compared to 43.72% for the prior year quarter. The change in the efficiency ratio was due to a decrease in non-interest expense, as well as to an increase in net interest income.

Interest and Dividend Income
The weighted average yield on total interest-earning assets increased 18 basis points, from 2.73% for the prior year quarter to 2.91% for the current quarter, while the average balance of interest-earning assets decreased $118.8 million from the prior year quarter. Absent the impact of the leverage strategy, the weighted average yield on total interest-earning assets would have increased nine basis points, from 3.19% for the prior year quarter to 3.28% for the current quarter, while the average balance of interest-earning assets would have decreased $72.6 million. The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2017	2016	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$64,013	$60,840	$3,173	5.2%
MBS	5,821	7,401	(1,580)	(21.3)
Cash and cash equivalents	5,619	2,730	2,889	105.8
FHLB stock	3,114	3,050	64	2.1
Investment securities	1,063	1,506	(443)	(29.4)
Total interest and dividend income	$79,630	$75,527	$4,103	5.4

The increase in interest income on loans receivable was due to a $426.5 million increase in the average balance of the portfolio, partially offset by a four basis point decrease in the weighted average yield on the portfolio, to 3.54% for the current quarter. Loan growth was funded through cash flows from the securities portfolio. The decrease in the weighted average yield was due primarily to endorsements and refinances repricing loans to lower market rates and the origination and purchase of loans at certain points between periods at rates less than the existing portfolio rate.

The decrease in interest income on the MBS portfolio was due to a $335.0 million decrease in the average balance of the portfolio as cash flows not reinvested were used to fund loan growth. The weighted average yield on the portfolio increased seven basis points, to 2.21% for the current quarter. The increase in the weighted average yield was due primarily to adjustable-rate MBS repricing to higher market rates, along with a decrease in the impact of net premium amortization. During the current quarter, $992 thousand of net premiums on MBS were amortized, which decreased the weighted average yield on the portfolio by 38 basis points. During the prior year quarter, $1.4 million of net premiums were amortized, which decreased the weighted average yield on the portfolio by 40 basis points.

The increase in interest income on cash and cash equivalents was due primarily to a 54 basis point increase in the weighted average yield resulting from an increase in yield earned on balances held at the FRB of Kansas City. The decrease in interest income on investment securities was due to a $174.0 million decrease in the average balance of the portfolio as cash flows not reinvested were used to fund loan growth.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities increased 11 basis points, from 1.13% for the prior year quarter to 1.24% for the current quarter, while the average balance of interest-bearing liabilities decreased $95.9 million. Absent the impact of the leverage strategy, the weighted average rate paid on total interest-bearing liabilities would have increased one basis point, from 1.29% for the prior year quarter to 1.30% for the current quarter, while the average balance of interest-bearing liabilities would have decreased $49.7 million. The following table presents the components of interest expense for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2017	2016	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB borrowings	$17,884	$16,361	$1,523	9.3%
Deposits	10,895	9,749	1,146	11.8
Repurchase agreements	1,487	1,487	—	—
Total interest expense	$30,266	$27,597	$2,669	9.7

The table above includes interest expense on FHLB borrowings both associated and not associated with the leverage strategy. Interest expense on FHLB advances not related to the leverage strategy decreased $981 thousand due primarily to a $238.1 million decrease in the average balance of the portfolio as a result of not replacing all of the advances that matured between periods. The weighted average rate paid on FHLB borrowings not related to the leverage strategy increased five basis points, to 2.25% for the current year quarter, due to certain maturing advances having a lower rate than the overall portfolio rate. Interest expense on FHLB borrowings associated with the leverage strategy increased $2.5 million from the prior year quarter due to a 50 basis point increase in the weighted average rate paid resulting from an increase in interest rates between periods.

The increase in interest expense on deposits was due primarily to a six basis point increase in the weighted average rate, to 0.83% for the current quarter, along with growth in deposits. The average balance of the deposit portfolio increased $188.4 million compared to the prior year quarter.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2017	2016	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$11,210	$10,829	$381	3.5%
Information technology and communications	2,922	2,716	206	7.6
Occupancy, net	2,659	2,606	53	2.0
Regulatory and outside services	1,383	1,370	13	0.9
Deposit and loan transaction costs	1,304	1,449	(145)	(10.0)
Advertising and promotional	1,322	1,053	269	25.5
Federal insurance premium	879	1,377	(498)	(36.2)
Office supplies and related expense	492	545	(53)	(9.7)
Low income housing partnerships	—	721	(721)	(100.0)
Other non-interest expense	474	661	(187)	(28.3)
Total non-interest expense	$22,645	$23,327	$(682)	(2.9)

The increase in advertising and promotional expense was due primarily to the timing of media campaigns and sponsorships. The decrease in federal insurance premiums was due primarily to a decrease in the FDIC base assessment rate effective July 1, 2016. The decrease in low income housing partnerships expense was due to a change in the Bank's method of accounting for those investments as previously discussed. The decrease in other non-interest expense was due mainly to a decrease in OREO operations expense.

Income Tax Expense
Income tax expense was $10.8 million for the current quarter compared to $9.5 million for the prior year quarter. The effective tax rate for the current quarter was 33.6% compared to 31.6% for the prior year quarter. The increase in effective tax rate was due mainly to the change in accounting method for low income housing partnerships as discussed above.

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

	For the Three Months Ended
	June 30, 2017			June 30, 2016
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$7,224,131	$64,013	3.54%	$6,797,602	$60,840	3.58%
MBS(2)	1,051,440	5,821	2.21	1,386,470	7,401	2.14
Investment securities(2)(3)	327,727	1,063	1.30	501,757	1,506	1.20
FHLB stock	193,617	3,114	6.45	204,870	3,050	5.99
Cash and cash equivalents(4)	2,135,014	5,619	1.04	2,160,016	2,730	0.50
Total interest-earning assets(1)(2)	10,931,929	79,630	2.91	11,050,715	75,527	2.73
Other non-interest-earning assets	295,602			290,258
Total assets	$11,227,531			$11,340,973

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$843,997	77	0.04	$801,782	74	0.04
Savings	354,835	213	0.24	333,067	156	0.19
Money market	1,218,900	720	0.24	1,174,471	686	0.23
Retail certificates	2,444,620	8,932	1.47	2,401,381	8,287	1.39
Wholesale certificates	396,737	953	0.96	360,026	546	0.61
Total deposits	5,259,089	10,895	0.83	5,070,727	9,749	0.77
FHLB borrowings(5)	4,264,448	17,884	1.67	4,548,710	16,361	1.44
Repurchase agreements	200,000	1,487	2.94	200,000	1,487	2.94
Total borrowings	4,464,448	19,371	1.73	4,748,710	17,848	1.51
Total interest-bearing liabilities	9,723,537	30,266	1.24	9,819,437	27,597	1.13
Other non-interest-bearing liabilities	113,031			111,382
Stockholders' equity	1,390,963			1,410,154
Total liabilities and stockholders' equity	$11,227,531			$11,340,973
					(Continued)

	For the Three Months Ended
	June 30, 2017			June 30, 2016
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
	(Dollars in thousands)
Net interest income(6)		$49,364			$47,930
Net interest rate spread(7)(8)			1.67%			1.60%
Net interest-earning assets	$1,208,392			$1,231,278
Net interest margin(8)(9)			1.81			1.73
Ratio of interest-earning assets to interest-bearing liabilities			1.12x			1.13x

Selected performance ratios:
Return on average assets (annualized)(8)			0.76%			0.72%
Return on average equity (annualized)(8)			6.15			5.83
Average equity to average assets			12.39			12.43
Operating expense ratio(10)			0.81			0.82
Efficiency ratio(11)			41.30			43.72
Pre-tax yield on leverage strategy(12)			0.21			0.15

					(Concluded)

(1)
Calculated net of unearned loan fees, deferred costs, and undisbursed loan funds. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)	The average balance of investment securities includes an average balance of nontaxable securities of $29.4 million and $36.6 million for the quarters ended June 30, 2017 and 2016, respectively.

(4)
The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $1.94 billion and $1.98 billion for the quarters ended June 30, 2017 and 2016, respectively.

(5)
Included in this line are FHLB borrowings related to the leverage strategy with an average outstanding amount of $2.03 billion and $2.08 billion, interest paid of $5.3 million and $2.8 million, at a rate of 1.04% and 0.54% for the quarters ended June 30, 2017 and 2016, respectively. The FHLB advance amounts and rates included in this line are net of deferred gains and deferred prepayment penalties.

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

	For the Three Months Ended
	June 30, 2017			June 30, 2016
	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Return on average assets (annualized)	0.76%	(0.14)%	0.90%	0.72%	(0.14)%	0.86%
Return on average equity (annualized)	6.15	0.21	5.94	5.83	0.15	5.68
Net interest margin	1.81	(0.35)	2.16	1.73	(0.36)	2.09
Net interest rate spread	1.67	(0.31)	1.98	1.60	(0.30)	1.90

(9)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

(10)	The operating expense ratio represents annualized non-interest expense as a percentage of average assets.

(11)	The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income.

(12)	The pre-tax yield on the leverage strategy represents annualized pre-tax income resulting from the transaction as a percentage of the average interest-earning assets associated with the transaction.

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended June 30, 2017 to the three months ended June 30, 2016. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended June 30,
	2017 vs. 2016
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$3,740	$(567)	$3,173
MBS	(1,846)	266	(1,580)
Investment securities	(556)	113	(443)
FHLB stock	(173)	237	64
Cash and cash equivalents	(32)	2,921	2,889
Total interest-earning assets	1,133	2,970	4,103

Interest-bearing liabilities:
Checking	4	(1)	3
Savings	11	46	57
Money market	26	8	34
Certificates of deposit	261	791	1,052
FHLB borrowings	(1,529)	3,052	1,523
Repurchase agreements	—	—	—
Total interest-bearing liabilities	(1,227)	3,896	2,669

Net change in net interest income	$2,360	$(926)	$1,434

Comparison of Operating Results for the Three Months Ended June 30, 2017 and March 31, 2017

For the quarter ended June 30, 2017, the Company recognized net income of $21.4 million, or $0.16 per share, compared to net income of $21.6 million, or $0.16 per share, for the quarter ended March 31, 2017. Net interest income increased $310 thousand, or 0.6%, from the prior quarter to $49.4 million for the current quarter. The net interest margin increased one basis point from 1.80% for the prior quarter to 1.81% for the current quarter. Excluding the effects of the leverage strategy, the net interest margin would have increased one basis point from 2.15% for the prior quarter to 2.16% for the current quarter. The increase in the net interest margin was due mainly to a decrease in interest expense on borrowings not related to the leverage strategy and a shift in the mix of interest-earning assets from relatively lower yielding securities to higher yielding loans, partially offset by an increase in interest expense related to deposits.

Interest and Dividend Income
The weighted average yield on total interest-earning assets for the current quarter increased six basis points from the prior quarter, to 2.91%, while the average balance of interest-earning assets increased $37.4 million between the two periods. Absent the impact of the leverage strategy, the weighted average yield on total interest-earning assets would have increased one basis point from the prior quarter, to 3.28%, while the average balance would have increased $36.6 million. The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2017	2017	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$64,013	$63,106	$907	1.4%
MBS	5,821	6,191	(370)	(6.0)
Cash and cash equivalents	5,619	4,132	1,487	36.0
FHLB stock	3,114	3,100	14	0.5
Investment securities	1,063	1,131	(68)	(6.0)
Total interest and dividend income	$79,630	$77,660	$1,970	2.5

The increase in interest income on loans receivable was due primarily to a $83.7 million increase in the average balance of the portfolio. The loan growth was funded with cash flows from the securities portfolio during the quarter. The weighted average yield on the portfolio was 3.54% for the current quarter, unchanged from the prior quarter.

The decrease in interest income on MBS was due mainly to a $72.9 million decrease in the average balance of the portfolio as cash flows were used to fund loan growth. The weighted average yield on the portfolio increased one basis point, to 2.21% for the current quarter. During the current quarter, $992 thousand of net premiums on MBS were amortized, which decreased the weighted average yield on the portfolio by 38 basis points. During the prior quarter, $1.0 million of net premiums were amortized, which decreased the weighted average yield on the portfolio by 36 basis points. As of June 30, 2017, the remaining net balance of premiums on our portfolio of MBS was $9.9 million.

The increase in interest income on cash and cash equivalents was due primarily to a 25 basis point increase in the weighted average yield, to 1.04% for the current quarter, resulting from an increase in the yield earned on balances held at the Federal Reserve Bank of Kansas City (the "Federal Reserve Bank").

Interest Expense
The weighted average rate paid on total interest-bearing liabilities for the current quarter increased five basis points from the prior quarter, to 1.24%, and the average balance of interest-bearing liabilities increased $22.4 million between the two periods. Absent the impact of the leverage strategy, the weighted average rate paid on total interest-bearing liabilities for the current quarter would have decreased one basis point from the prior quarter, to 1.30%, while the average balance would have increased $21.7 million. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2017	2017	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB borrowings	$17,884	$16,771	$1,113	6.6%
Deposits	10,895	10,364	531	5.1
Repurchase agreements	1,487	1,471	16	1.1
Total interest expense	$30,266	$28,606	$1,660	5.8

The table above includes interest expense on FHLB borrowings both associated and not associated with the leverage strategy. Interest expense on FHLB advances not related to the leverage strategy decreased $348 thousand from the prior quarter due mainly to a $39.2 million decrease in the average balance of the portfolio. The weighted average rate paid on FHLB borrowings not related to the leverage strategy during the current quarter was 2.25%, a decrease of five basis points from the prior quarter. During the current quarter, $300.0 million of advances with an effective rate of 3.24% matured. Of that amount, $200.0 million was replaced by advances with terms of 14 days or less during June. Interest expense on FHLB borrowings associated with the leverage strategy increased $1.5 million from the prior quarter due to a 28 basis point increase in the weighted average rate paid as a result of an increase in interest rates between periods.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2017	2017	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$3,832	$3,582	$250	7.0%
Income from BOLI	573	573	—	—
Other non-interest income	1,055	1,418	(363)	(25.6)
Total non-interest income	$5,460	$5,573	$(113)	(2.0)

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

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2017	2017	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$11,210	$10,544	$666	6.3%
Information technology and communications	2,922	2,768	154	5.6
Occupancy, net	2,659	2,764	(105)	(3.8)
Regulatory and outside services	1,383	1,265	118	9.3
Deposit and loan transaction costs	1,304	1,228	76	6.2
Advertising and promotional	1,322	1,263	59	4.7
Federal insurance premium	879	878	1	0.1
Office supplies and related expense	492	541	(49)	(9.1)
Other non-interest expense	474	686	(212)	(30.9)
Total non-interest expense	$22,645	$21,937	$708	3.2

The increase in salaries and employee benefits expense was due primarily to additional expense on unallocated ESOP shares arising from the $0.25 per share True Blue Capitol dividend paid on those shares in June 2017.  The expense recognized in the current quarter was $417 thousand and in the quarter ending September 30, 2017 we will recognize an expense of $417 thousand. The decrease in other non-interest expense was due to a decrease in OREO operations expense.

The Company's efficiency ratio was 41.30% for the current quarter compared to 40.16% for the prior quarter. The change in the efficiency ratio was due primarily to higher non-interest expense in the current quarter compared to the prior quarter.

Income Tax Expense
Income tax expense was $10.8 million for the current quarter, compared to $11.1 million for the prior quarter. The effective tax rate was 33.6% for the current quarter and 34.0% for the prior quarter.

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

	For the Three Months Ended
	June 30, 2017			March 31, 2017
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$7,224,131	$64,013	3.54%	$7,140,433	$63,106	3.54%
MBS(2)	1,051,440	5,821	2.21	1,124,367	6,191	2.20
Investment securities(2)(3)	327,727	1,063	1.30	353,722	1,131	1.28
FHLB stock	193,617	3,114	6.45	193,826	3,100	6.49
Cash and cash equivalents(4)	2,135,014	5,619	1.04	2,082,180	4,132	0.79
Total interest-earning assets(1)(2)	10,931,929	79,630	2.91	10,894,528	77,660	2.85
Other non-interest-earning assets	295,602			300,795
Total assets	$11,227,531			$11,195,323

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$843,997	77	0.04	$828,420	75	0.04
Savings	354,835	213	0.24	344,699	199	0.23
Money market	1,218,900	720	0.24	1,218,058	712	0.24
Retail certificates	2,444,620	8,932	1.47	2,428,497	8,652	1.44
Wholesale certificates	396,737	953	0.96	378,546	726	0.78
Total deposits	5,259,089	10,895	0.83	5,198,220	10,364	0.81
FHLB borrowings(5)	4,264,448	17,884	1.67	4,302,878	16,771	1.57
Repurchase agreements	200,000	1,487	2.94	200,000	1,471	2.94
Total borrowings	4,464,448	19,371	1.73	4,502,878	18,242	1.64
Total interest-bearing liabilities	9,723,537	30,266	1.24	9,701,098	28,606	1.19
Other non-interest-bearing liabilities	113,031			115,547
Stockholders' equity	1,390,963			1,378,678
Total liabilities and stockholders' equity	$11,227,531			$11,195,323
					(Continued)

	For the Three Months Ended
	June 30, 2017			March 31, 2017
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
	(Dollars in thousands)
Net interest income(6)		$49,364			$49,054
Net interest rate spread(7)(8)			1.67%			1.66%
Net interest-earning assets	$1,208,392			$1,193,430
Net interest margin(8)(9)			1.81			1.80
Ratio of interest-earning assets to interest-bearing liabilities			1.12x			1.12x

Selected performance ratios:
Return on average assets (annualized)(8)			0.76%			0.77%
Return on average equity (annualized)(8)			6.15			6.26
Average equity to average assets			12.39			12.31
Operating expense ratio(10)			0.81			0.78
Efficiency ratio(11)			41.30			40.16
Pre-tax yield on leverage strategy(12)			0.21			0.25

					(Concluded)

(1)
Calculated net of unearned loan fees, deferred costs, and undisbursed loan funds. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)
The average balance of investment securities includes an average balance of nontaxable securities of $29.4 million and $31.2 million for the quarters ended June 30, 2017 and March 31, 2017, respectively.

(4)	The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $1.94 billion for each of the quarters ended June 30, 2017 and March 31, 2017.

(5)
Included in this line are FHLB borrowings related to the leverage strategy with an average outstanding amount of $2.03 billion and $2.03 billion, interest paid of $5.3 million and $3.9 million, at a rate of 1.04% and 0.76% for the quarters ended June 30, 2017 and March 31, 2017, respectively. The FHLB advance amounts and rates included in this line are net of deferred gains and deferred prepayment penalties.

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

	For the Three Months Ended
	June 30, 2017			March 31, 2017
	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Return on average assets (annualized)	0.76%	(0.14)%	0.90%	0.77%	(0.14)%	0.91%
Return on average equity (annualized)	6.15	0.21	5.94	6.26	0.24	6.02
Net interest margin	1.81	(0.35)	2.16	1.80	(0.35)	2.15
Net interest rate spread	1.67	(0.31)	1.98	1.66	(0.30)	1.96

(9)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

(10)	The operating expense ratio represents annualized non-interest expense as a percentage of average assets.

(11)	The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income.

(12)	The pre-tax yield on the leverage strategy represents annualized pre-tax income resulting from the transaction as a percentage of the average interest-earning assets associated with the transaction.

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended June 30, 2017 to the three months ended March 31, 2017. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous quarter's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous quarter period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended
	June 30, 2017 vs. March 31, 2017
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$748	$159	$907
MBS	(404)	34	(370)
Investment securities	(84)	16	(68)
FHLB stock	2	12	14
Cash and cash equivalents	112	1,375	1,487
Total interest-earning assets	374	1,596	1,970

Interest-bearing liabilities:
Checking	2	—	2
Savings	7	7	14
Money market	7	1	8
Certificates of deposit	147	360	507
FHLB borrowings	(288)	1,401	1,113
Repurchase agreements	8	8	16
Total interest-bearing liabilities	(117)	1,777	1,660

Net change in net interest income	$491	$(181)	$310

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

In the event short-term liquidity needs exceed available cash, the Bank has access to a line of credit at FHLB and the FRB of Kansas City's discount window. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of regulatory total assets without the pre-approval of FHLB senior management. In July 2017, the president of FHLB approved an increase, through July 2018, in the Bank's borrowing limit to 55% of Bank Call Report total assets. When the leverage strategy is in place, the Bank maintains the resulting excess cash reserves from the FHLB borrowings at the FRB of Kansas City, which can be used to meet any short-term liquidity needs. The amount that can be borrowed from the FRB of Kansas City's discount window is based upon the fair value of securities pledged as collateral and certain other characteristics of those securities, and is used only when other sources of short-term liquidity are unavailable. Management tests the Bank's access to the FRB of Kansas City's discount window annually with a nominal, overnight borrowing.

If management observes a trend in the amount and frequency of line of credit utilization and/or short-term borrowings that is not in conjunction with a planned strategy, such as the leverage strategy, the Bank will likely utilize long-term wholesale borrowing sources such as FHLB advances and/or repurchase agreements to provide long-term, fixed-rate funding. The maturities of these long-term borrowings are generally staggered in order to mitigate the risk of a highly negative cash flow position at maturity. The Bank's internal policy limits total borrowings to 55% of total assets. At June 30, 2017, the Bank had total borrowings, at par, of $2.38 billion, or approximately 26% of total assets.

The amount of FHLB advances outstanding at June 30, 2017 was $2.18 billion, of which $500.0 million was scheduled to mature in the next 12 months. All FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB. At June 30, 2017, the Bank's ratio of the par value of FHLB borrowings to Call Report total assets was 24%. When the full leverage strategy is in place, FHLB borrowings are in excess of 40% of the Bank's Call Report total assets, and are expected to be in excess of 40% as long as the Bank continues its leverage strategy and FHLB senior management continue to approve the Bank's borrowing limit being in excess of 40% of Call Report total assets. All or a portion of the FHLB borrowings in conjunction with the leverage strategy could be repaid at any point in time while the strategy is in effect, if necessary. Additionally, the Bank could utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At June 30, 2017, the Bank had $582.3 million of securities that were eligible but unused as collateral for borrowing or other liquidity needs.

At June 30, 2017, the Bank had repurchase agreements of $200.0 million, or approximately 2% of total assets, of which $100.0 million was scheduled to mature in the next 12 months. The Bank may enter into additional repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to the total borrowings limit of 55% discussed above. The Bank has pledged securities with an estimated fair value of $218.7 million as collateral for repurchase agreements as of June 30, 2017. The securities pledged for the repurchase agreements will be delivered back to the Bank when the repurchase agreements mature.

The Bank has access to other sources of funds for liquidity purposes, such as brokered and public unit deposits. As of June 30, 2017, the Bank's policy allowed for combined brokered and public unit deposits up to 15% of total deposits. At June 30, 2017, the Bank had public unit deposits totaling $391.0 million, which had an average remaining term to maturity of nine months, or approximately 7% of total deposits, and no brokered deposits. Management continuously monitors the wholesale deposit market for opportunities to obtain funds at attractive rates. The Bank had pledged securities with an estimated fair value of $438.1 million as collateral for public unit deposits at June 30, 2017. The securities pledged as collateral for public unit deposits are held under joint custody with FHLB and generally will be released upon deposit maturity.

At June 30, 2017, $1.20 billion of the Bank's certificate of deposit portfolio was scheduled to mature within one year, including $281.5 million of public unit deposits. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products at the prevailing rate, although no assurance can be given in this regard.  We also anticipate the majority of the maturing public unit deposits will be replaced with similar wholesale funding products.

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

The following table presents the contractual maturities of our loan, MBS, and investment securities portfolios at June 30, 2017, along with associated weighted average yields. Loans and securities which have adjustable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses. As of June 30, 2017, the amortized cost of investment securities in our portfolio which are callable or have pre-refunding dates within one year was $126.6 million.

	Loans(1)		MBS		Investment Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Amounts due:
Within one year	$100,135	3.93%	$464	3.36%	$151,363	1.12%	$251,962	2.24%

After one year:
Over one to two years	66,859	4.01	10,041	4.20	55,085	1.26	131,985	2.88
Over two to three years	20,371	4.45	5,056	4.71	55,748	1.52	81,175	2.45
Over three to five years	39,727	4.27	52,553	2.73	61,949	1.49	154,229	2.63
Over five to ten years	542,676	3.78	474,553	2.11	740	1.94	1,017,969	3.00
Over ten to fifteen years	1,428,481	3.25	138,870	1.80	—	—	1,567,351	3.12
After fifteen years	5,030,176	3.62	335,608	2.51	1,901	2.50	5,367,685	3.55
Total due after one year	7,128,290	3.57	1,016,681	2.26	175,423	1.44	8,320,394	3.37

	$7,228,425	3.58	$1,017,145	2.26	$326,786	1.29	$8,572,356	3.33

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

The maximum balance of short-term FHLB borrowings outstanding at any month-end during the nine months ended June 30, 2017 was $2.60 billion, and the average balance of short-term FHLB borrowings outstanding during this period was $2.52 billion at a weighted average contractual rate of 1.21%. Short-term FHLB borrowings for this disclosure are defined as those with maturity dates within the next 12 months. The majority of the short-term FHLB borrowings amount related to borrowings associated with the leverage strategy. This compares to a balance of short-term FHLB borrowings outstanding at June 30, 2017 of $500.0 million at a weighted average contractual rate of 2.19%.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company's consolidated financial statements for the quarter ended June 30, 2017, or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action ("PCA"). As of June 30, 2017, the Bank and Company exceeded all regulatory capital requirements. The following table presents the regulatory capital ratios of the Bank and the Company at June 30, 2017.

				Regulatory
				Requirement For
			Minimum	Well-Capitalized
	Bank	Company	Regulatory	Status of Bank
	Ratios	Ratios	Requirement	Under PCA Provisions
Tier 1 leverage ratio	10.7%	12.1%	4.0%	5.0%
Common Equity Tier 1 capital ratio	27.2	30.7	4.5	6.5
Tier 1 capital ratio	27.2	30.7	6.0	8.0
Total capital ratio	27.4	30.9	8.0	10.0

The following table presents a reconciliation of equity under GAAP to regulatory capital amounts, as of June 30, 2017, for the Bank and the Company (dollars in thousands):

	Bank	Company
Total equity as reported under GAAP	$1,205,633	$1,358,986
Unrealized gains on AFS securities	(3,655)	(3,655)
Total tier 1 capital	1,201,978	1,355,331
ACL	8,486	8,486
Total capital	$1,210,464	$1,363,817

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

Qualitative Disclosure about Market Risk
At June 30, 2017, the Bank's gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $226.3 million, or 2.49% of total assets, compared to $269.2 million, or 2.91% of total assets, at March 31, 2017, and $1.07 billion, or 11.54% of total assets, at September 30, 2016. Market rates of interest increased between September 30, 2016 and June 30, 2017. As interest rates rise, borrowers have less economic incentive to refinance their mortgages and debt issuers have less economic incentive or opportunity to exercise their call options in order to issue new debt at lower interest rates. This increase in interest rates resulted in lower projected cash flows on these assets over the next year compared to September 30, 2016. In addition, lower cash balances and an increase in borrowings repricing within one year reduced the one-year gap compared to September 30, 2016. The decrease in the one-year gap amount at June 30, 2017 compared to March 31, 2017 was due primarily to a decrease in the amount of cash held at June 30, 2017.

The majority of interest-earning assets anticipated to reprice in the coming year are repayments and prepayments on mortgage loans and MBS, both of which include the option to prepay without a fee being paid by the contract holder. The amount of interest-bearing liabilities expected to reprice in a given period is not typically impacted significantly by changes in interest rates because the Bank's borrowings and certificate of deposit portfolios have contractual maturities and generally cannot be terminated early without a prepayment penalty. If interest rates were to increase 200 basis points, as of June 30, 2017, the Bank's one-year gap is projected to be $(295.9) million, or (3.25)% of total assets. This compares to a one-year gap of $(215.4) million, or (2.33)% of total assets, if interest rates were to have increased 200 basis points as of March 31, 2017, and $208.7 million, or 2.25% of total assets, if interest rates were to have increased 200 basis points as of September 30, 2016.

During the current quarter, loan repayments totaled $296.0 million and cash flows from the securities portfolio totaled $73.3 million. The asset cash flows of $369.3 million were reinvested into new assets at current market interest rates. Total cash flows from fixed-rate liabilities that matured or repriced during the current quarter were approximately $699.7 million, including $300.0 million of FHLB advances. These offsetting cash flows allow the Bank to manage its interest rate risk and gap position more precisely than if the Bank did not have offsetting cash flows due to its mix of assets or maturity structure of liabilities.

Other strategies include managing the Bank's wholesale assets and liabilities. The Bank uses long-term fixed-rate borrowings with no embedded options to lengthen the average life of the Bank's liabilities. The fixed-rate characteristics of these borrowings lock-in the cost until maturity and thus decrease the amount of liabilities repricing as interest rates move higher compared to funding with lower-cost short-term borrowings. These borrowings are laddered in order to prevent large amounts of liabilities repricing in any one period. The WAL of the Bank's term borrowings as of June 30, 2017 was 2.3 years.

The Bank uses the securities portfolio to shorten the average life of the Bank's assets. Purchases in the securities portfolio over the past couple of years have primarily been focused on callable agency debentures with maturities no longer than five years, shorter duration MBS, and adjustable-rate MBS. These securities have a shorter average life and provide a steady source of cash flow that can be reinvested as interest rates rise or used to purchase higher-yielding assets. The WAL of the Bank's securities portfolio as of June 30, 2017 was 2.6 years.

In addition to the wholesale strategies, the Bank has sought to increase core deposits and long-term certificates of deposit. Core deposits are expected to reduce the risk of higher interest rates because their interest rates are not expected to increase significantly as market interest rates rise. Specifically, checking accounts and savings accounts have had minimal interest rate fluctuations throughout historical interest rate cycles, though no assurance can be given that this will be the case in future interest rate cycles. The balances and rates of these accounts have historically tended to remain very stable over time, giving them the characteristic of long-term liabilities. The Bank uses historical data pertaining to these accounts to estimate their future balances. At June 30, 2017 the WAL of the Bank's transaction accounts was 7.8 years.

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

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$1,764,413	$1,840,846	$1,118,089	$2,495,514	$7,218,862
Securities(2)	623,167	400,436	191,225	123,227	1,338,055
Other interest-earning assets	111,991	—	—	—	111,991
Total interest-earning assets	2,499,571	2,241,282	1,309,314	2,618,741	8,668,908

Interest-bearing liabilities:
Non-maturity deposits(3)	459,532	446,630	315,380	1,330,530	2,552,072
Certificates of deposit	1,213,716	1,177,320	431,495	1,343	2,823,874
Borrowings(4)	600,000	825,000	850,000	143,790	2,418,790
Total interest-bearing liabilities	2,273,248	2,448,950	1,596,875	1,475,663	7,794,736

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$226,323	$(207,668)	$(287,561)	$1,143,078	$874,172

Cumulative excess of interest-earning assets over
interest-bearing liabilities	$226,323	$18,655	$(268,906)	$874,172

Cumulative excess of interest-earning assets over interest-bearing liabilities as a percent of total Bank assets at:
June 30, 2017	2.49%	0.20%	(2.95)%	9.60%
March 31, 2017	2.91
September 30, 2016	11.54

Cumulative one-year gap - interest rates +200 bps at:
June 30, 2017	(3.25)
March 31, 2017	(2.33)
September 30, 2016	2.25

(1)
ARM loans are included in the period in which the rate is next scheduled to adjust or in the period in which repayments are expected to occur, or prepayments are expected to be received, prior to their next rate adjustment, rather than in the period in which the loans are due. Fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization and prepayment assumptions. Balances are net of undisbursed amounts and deferred fees and exclude loans 90 or more days delinquent or in foreclosure.

(2)
MBS reflect projected prepayments at amortized cost. Investment securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of June 30, 2017, at amortized cost.

(3)
Although the Bank's checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts is based on assumptions developed from our actual experiences with these accounts. If all of the Bank's checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $1.87 billion, for a cumulative one-year gap of (20.5)% of total assets.

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

Change	Net Interest Income At
(in Basis Points)	June 30, 2017			September 30, 2016
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100 bp	N/A	N/A	N/A	N/A	N/A	N/A
000 bp	$191,871	$—	—%	$188,696	$—	—%
+100 bp	191,242	(629)	(0.33)	192,921	4,225	2.24
+200 bp	188,430	(3,441)	(1.79)	194,919	6,223	3.30
+300 bp	184,033	(7,838)	(4.09)	195,187	6,491	3.44

(1)	Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The increase in net interest income projection in the base case scenario at June 30, 2017 as compared to September 30, 2016 was due primarily to the increase in market interest rates, specifically long-term interest rates. The Bank's one-year gap amount was positive for both periods. Therefore, as market interest rates rise, the Bank's assets are projected to reprice higher at a faster pace than liabilities. The net interest income projections were negative in the rising rate scenarios at June 30, 2017 compared to being positive at September 30, 2016. This change was due primarily to higher market interest rates at June 30, 2017, which resulted in a decrease in the Bank's one-year gap. As interest rates rise, the one-year gap will eventually become negative due to a reduction in cash flows from the Bank's mortgage-related assets and callable agency debentures. At June 30, 2017, as interest rates move higher, liabilities would reprice to higher interest rates at a faster pace than assets and have a negative impact on the Bank's net interest income projection.

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

Change	Market Value of Portfolio Equity At
(in Basis Points)	June 30, 2017			September 30, 2016
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100 bp	N/A	N/A	N/A	N/A	N/A	N/A
000 bp	$1,387,596	$—	—%	$1,448,758	$—	—%
+100 bp	1,216,158	(171,438)	(12.36)	1,364,879	(83,879)	(5.79)
+200 bp	996,770	(390,826)	(28.17)	1,208,130	(240,628)	(16.61)
+300 bp	764,970	(622,626)	(44.87)	1,014,446	(434,312)	(29.98)

(1)	Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The percentage change in the Bank's MVPE at June 30, 2017 was more adversely impacted in the increasing interest rate scenarios than at September 30, 2016 due primarily to market interest rates being higher at June 30, 2017. As interest rates increase, repayments on mortgage-related assets are more likely to decrease and only be realized through significant changes in borrowers' lives such as divorce, death, job-related relocations, or other events as there is less economic incentive for borrowers to prepay their debt. This results in an increase in the average life of mortgage-related assets. Similarly, call projections for the Bank's callable agency debentures decrease as interest rates rise, which results in cash flows related to these assets moving closer to the contractual maturity dates. The higher expected average lives of these assets, relative to the assumptions in the base case interest rate environment, increases the sensitivity of their market value to changes in interest rates. As a result, the projected decrease in the market value of the Bank's financial assets was more significant than the projected decrease in the market value of its financial liabilities, which resulted in a projected decrease in MVPE in all of the rising interest rate scenarios presented.

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

	June 30, 2017
	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Investment securities	$326,786	1.29%	1.6	24.3%	3.7%
MBS - fixed	683,698	2.16	3.0	50.9	7.8
MBS - adjustable	333,447	2.49	4.8	24.8	3.8
Total securities	1,343,931	2.03	3.1	100.0%	15.3
Loans receivable:
Fixed-rate one- to four-family:
<= 15 years	1,244,468	3.09	4.1	17.2%	14.1
> 15 years	4,428,752	3.85	6.2	61.3	50.3
All other fixed-rate loans	260,920	4.19	4.2	3.6	3.0
Total fixed-rate loans	5,934,140	3.71	5.7	82.1	67.4
Adjustable-rate one- to four-family:
<= 36 months	270,722	1.75	3.6	3.7	3.1
> 36 months	871,049	3.04	2.8	12.1	9.9
All other adjustable-rate loans	152,514	4.79	3.0	2.1	1.7
Total adjustable-rate loans	1,294,285	2.98	3.0	17.9	14.7
Total loans receivable	7,228,425	3.58	5.2	100.0%	82.1
FHLB stock	101,039	6.47	2.4		1.1
Cash and cash equivalents	130,249	1.23	—		1.5
Total interest-earning assets	$8,803,644	3.34	4.8		100.0%

Non-maturity deposits	$2,443,811	0.17	7.8	46.4%	32.0%
Retail certificates of deposit	2,432,867	1.48	1.8	46.2	31.8
Public units	391,007	1.08	0.8	7.4	5.1
Total deposits	5,267,685	0.84	4.5	100.0%	68.9
Term borrowings	2,375,000	2.15	2.3		31.1
Total interest-bearing liabilities	$7,642,685	1.25	3.8		100.0%

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of June 30, 2017. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2017, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The following table summarizes our share repurchase activity during the three months ended June 30, 2017 and additional information regarding our share repurchase program. In October 2015, the Company announced a stock repurchase plan for up to $70.0 million of common stock. It is anticipated that shares will be purchased from time to time in the open-market based upon market conditions and available liquidity. There is no expiration for this repurchase plan.

				Approximate
	Total		Total Number of	Dollar Value of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
	Purchased	per Share	Announced Plans	Under the Plan
April 1, 2017 through
April 30, 2017	—	$—	—	$70,000,000
May 1, 2017 through
May 31, 2017	—	—	—	70,000,000
June 1, 2017 through
June 30, 2017	—	—	—	70,000,000
Total	—	—	—	70,000,000

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: August 9, 2017	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and Chief Executive Officer

Date: August 9, 2017	By:	/s/ Kent G. Townsend
Kent G. Townsend, Executive Vice President,
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Document
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
The following information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, filed with the Securities and Exchange Commission on August 9, 2017, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at June 30, 2017 and September 30, 2016, (ii) Consolidated Statements of Income for the three and nine months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2017 and 2016, (iv) Consolidated Statement of Stockholders' Equity for the nine months ended June 30, 2017, (v) Consolidated Statements of Cash Flows for the nine months ended June 30, 2017 and 2016, and (vi) Notes to the Unaudited Consolidated Financial Statements