Form 10-K
period 2017-09-30
Capitol Federal Financial Inc
filed 2017-11-29
CIK 1490906

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
                                                                                 or
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑      No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller Reporting Company ☐		Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of such stock on the NASDAQ Stock Market as of March 31, 2017, was $1.99 billion.
As of November 22, 2017, there were issued and outstanding 138,230,735 shares of the Registrant's common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K - Portions of the proxy statement for the Annual Meeting of Stockholders for the year ended September 30, 2017.

Private Securities Litigation Reform Act-Safe Harbor Statement

Capitol Federal Financial, Inc. (the "Company"), and Capitol Federal Savings Bank ("Capitol Federal Savings" or the "Bank"), may from time to time make written or oral "forward-looking statements," including statements contained in documents filed or furnished by the Company with the Securities and Exchange Commission ("SEC"). These forward-looking statements may be included in this Annual Report on Form 10-K and the exhibits attached to it, in the Company's reports to stockholders, in the Company's press releases, and in other communications by the Company, which are made in good faith by us pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

•
the timely development and acceptance of new products and services and the perceived overall value of these products and services by users, including the features, pricing, and quality compared to competitors' products and services;

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

This list of important factors is not all inclusive. See "Part I, Item 1A. Risk Factors" for a discussion of risks and uncertainties related to our business that could adversely impact our operations and/or financial results. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

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

We have been, and intend to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We attract retail deposits from the general public and invest those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences. We also originate consumer loans primarily secured by mortgages on one- to four-family residences, originate and participate in loans with other lenders that are secured by commercial real estate, and invest in certain investment securities and mortgage-backed securities ("MBS") using funding from retail deposits, public unit deposits, repurchase agreements, and Federal Home Loan Bank Topeka ("FHLB") borrowings. We offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, interest-bearing and non-interest-bearing checking accounts, and certificates of deposit with terms ranging from 91 days to 96 months. Our primary revenues are derived from interest on loans, MBS, investment securities, and dividends on FHLB stock.

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

Market Area and Competition
Our corporate office is located in Topeka, Kansas. We currently have a network of 47 branches (37 traditional branches and 10 in-store branches) located in nine counties throughout Kansas and three counties in Missouri. We primarily serve the metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia, and Salina, Kansas and a portion of the metropolitan area of greater Kansas City. In addition to providing full service banking offices, we provide services through our call center which operates on extended hours, mobile banking, telephone banking, and online banking and bill payment services.

The Bank ranked second in deposit market share, at 7.29%, in the state of Kansas as reported in the June 30, 2017 FDIC "Summary of Deposits - Market Share Report." Deposit market share is measured by total deposits, without consideration for type of deposit. We do not offer commercial deposit accounts, while many of our competitors have both commercial and retail deposits in their total deposit base. Some of our competitors also offer products and services that we do not, such as trust services and private banking, which may add to their total deposits. Consumers also have the ability to utilize online financial institutions and investment brokerages that are not confined to any specific market area.  Management considers our well-established retail banking network together with our reputation for financial strength and customer service to be major factors in our success at attracting and retaining customers in our market areas.

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

Originated Loans
While the Bank originates both fixed- and adjustable-rate loans, our origination volume is dependent upon customer demand for loans in our market areas. Demand is affected by the local housing market, competition, and the interest rate environment. During fiscal years 2017 and 2016, the Bank originated and refinanced $619.0 million and $663.3 million of one- to four-family loans, respectively.

Correspondent Purchased Loans
The Bank purchases one- to four-family loans, on a loan-by-loan basis, from a select group of correspondent lenders. Loan purchases enable the Bank to attain geographic diversification in the loan portfolio. At September 30, 2017, the Bank had correspondent lending relationships in 28 states and the District of Columbia. During fiscal years 2017 and 2016, the Bank purchased $563.2 million and $662.8 million, respectively, of one- to four-family loans from correspondent lenders. We generally pay a premium of 0.50% to 1.0% of the loan balance to purchase these loans, and we pay 1.0% of the loan balance to purchase the servicing of these loans.

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

Bulk Purchased Loans
In the past, the Bank has also purchased one- to four-family loans from correspondent and nationwide lenders in bulk loan packages. The last bulk loan package purchased by the Bank was in August 2012. The Bank no longer purchases bulk loan packages. See "Part I, Item 1A. Risk Factors" for additional information regarding why the Bank no longer purchases bulk loan packages.

The servicing rights associated with bulk purchased loans were generally retained by the lender/seller for the loans purchased from nationwide lenders. The servicing by nationwide lenders is governed by a servicing agreement, which outlines collection policies and procedures, as well as oversight requirements, such as servicer certifications attesting to and providing proof of compliance with the servicing agreement.

At September 30, 2017, $214.5 million, or 61% of the Bank's bulk purchased loan portfolio, are loans guaranteed by one seller. Based on the historical performance of these loans and the seller, the Bank believes the seller has the financial ability to repurchase or replace loans if any loans were to become delinquent. The Bank has not experienced any losses with this group of loans since the loan package was purchased in August 2012.

Underwriting
Full documentation to support an applicant's credit and income, and sufficient funds to cover all applicable fees and reserves at closing, are required on all loans. Generally, loans are currently underwritten according to the "ability to repay" and "qualified mortgage" standards, as issued by the Consumer Financial Protection Bureau ("CFPB"), with total debt-to-income ratios not exceeding 43% of a borrower's verified income. Information pertaining to the creditworthiness of the borrower generally consists of a summary of the borrower's credit history, employment stability, sources of income, assets, net worth, and debt ratios. The value of the subject property must be supported by an appraisal report prepared in accordance with our appraisal policy by either a staff appraiser or a fee appraiser, both of which are independent of the loan origination function and who are approved by our Board of Directors.

Loans over $500 thousand must be underwritten by two senior underwriters. Loans over $750 thousand must be approved by our Asset and Liability Management Committee ("ALCO"), while loans over $3.0 million must be approved by our Board of Directors. For loans requiring ALCO and/or Board of Directors' approval, lending management is responsible for presenting to ALCO and/or the Board of Directors information about the creditworthiness of the borrower and the market value of the subject property.

The underwriting standards for loans purchased from correspondent and nationwide lenders are generally similar to the Bank's internal underwriting standards. The underwriting of correspondent loans is performed by the Bank's underwriters. Our standard contractual agreement with the lender/seller includes recourse options for any breach of representation or warranty with respect to the loans purchased. The Bank did not request any lenders/sellers to repurchase loans for breach of representation during fiscal year 2017.

Adjustable-rate Mortgage ("ARM") Loans
ARM loans are offered with a three-year, five-year, or seven-year term to the initial repricing date. After the initial period, the interest rate for each ARM loan adjusts annually for the remainder of the term of the loan. Currently, the repricing index for loan originations and correspondent purchases is tied to London Interbank Offered Rates ("LIBOR"); however, other indices have been used in the past. Current adjustable-rate one- to four-family loans originated by the Bank generally provide for a specified rate limit or cap on the periodic adjustment to the interest rate, as well as a specified maximum lifetime cap and minimum rate, or floor. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as our cost of funds. Negative amortization of principal is not allowed. For three- and five-year ARM loans, borrowers are qualified based on the principal, interest, tax, and insurance payments at the initial interest rate plus the life of loan cap and the initial interest rate plus the first period cap, respectively. For seven-year ARM loans, borrowers are qualified based on the principal, interest, tax, and insurance payments at the initial rate. After the initial three-, five-, or seven-year period, the interest rate resets annually and the new principal and interest payment is based on the new interest rate, remaining unpaid principal balance, and remaining term of the ARM loan. Our ARM loans are not automatically convertible into fixed-rate loans; however, we do allow borrowers to pay an endorsement fee to convert an ARM loan to a fixed-rate loan. ARM loans can pose greater credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower's payment also rises, increasing the potential for default. This specific type of risk is known as repricing risk.

Pricing
Our pricing strategy for one- to four-family loan products includes setting interest rates based on secondary market prices and local competitor pricing for our local lending markets, and secondary market prices and national competitor pricing for our correspondent markets.

Mortgage Insurance
For a one- to four-family loan with a loan-to-value ("LTV") ratio in excess of 80% at the time of origination, private mortgage insurance ("PMI") is required in order to reduce the Bank's loss exposure. The Bank will lend up to 97% of the lesser of the appraised value or purchase price for one- to four-family loans, provided PMI is obtained. Management continuously monitors the claim-paying ability of our PMI counterparties. We believe our PMI counterparties have the ability to meet potential claim obligations we may file in the foreseeable future.

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

Construction Lending
The Bank originates construction-to-permanent loans secured by one- to four-family residential real estate. The majority of these loans are secured by property located within the Bank's Kansas City market area. At September 30, 2017, we had $30.6 million in construction-to-permanent one- to four-family loans outstanding representing 0.4% of our total loan portfolio.

Construction loans are obtained by homeowners who will occupy the property when construction is complete. The Bank does not originate construction loans to builders for speculative purposes. The application process includes submission of complete plans, specifications, and costs of the project to be constructed. All construction loans are manually underwritten using the Bank's internal underwriting standards. The Bank's one- to four-family construction-to-permanent loan program combines the construction loan and the permanent loan into one loan allowing the borrower to secure the same interest rate throughout the construction period and the permanent loan.

Construction draw requests and the supporting documentation are reviewed and approved by authorized management or experienced construction loan personnel. The Bank also performs regular documented inspections of the construction project to ensure the funds are being used for the intended purpose. The Bank charges a 1% fee at closing, based on the loan amount, for these administrative requirements. Interest is not capitalized during the construction period; it is billed and collected monthly based on the amount of funds disbursed. Once the construction period is complete, the payment method is changed from interest-only to an amortized principal and interest payment for the remaining term of the loan.

Loan Endorsement Program
In an effort to offset the impact of repayments and to retain our customers, existing loan customers, including customers whose loans were purchased from a correspondent lender, have the opportunity, for a cash fee, to endorse their original loan terms to current loan terms being offered. Customers whose loans have been sold to third parties, or have been delinquent on their contractual loan payments during the previous 12 months, or are currently in bankruptcy, are not eligible to participate in this program. The Bank does not solicit customers for this program, but considers it a valuable opportunity to retain customers who, based on our initial underwriting criteria, could likely obtain similar financing elsewhere. During fiscal years 2017 and 2016, the Bank endorsed $53.1 million and $160.0 million of one- to four-family loans, respectively.

Loan Sales
One- to four-family loans may be sold on a bulk basis or on a flow basis as loans are originated. Loans originated by the Bank and purchased from correspondent lenders are generally eligible for sale in the secondary market. Loans are generally sold for portfolio restructuring purposes, to reduce interest rate risk and/or to maintain a certain liquidity position. The Bank generally retains the servicing on these loans. ALCO determines the criteria upon which one- to four-family loans are to be classified as held-for-sale or held-for-investment. One- to four-family loans classified as held-for-sale are to be sold in accordance with policies set forth by ALCO. The Bank sold $6.7 million of one- to four-family loans during fiscal year 2017 and did not sell any one- to four-family loans during fiscal year 2016.

Consumer Lending. The Bank offers a variety of secured consumer loans, including home equity loans and lines of credit, home improvement loans, auto loans, and loans secured by savings deposits. The Bank also originates a very limited amount of unsecured loans. The Bank does not originate any consumer loans on an indirect basis, such as contracts purchased from retailers of goods or services which have extended credit to their customers. All consumer loans are originated in the Bank's market areas. At September 30, 2017, our consumer loan portfolio totaled $125.9 million, or approximately 2% of our total loan portfolio.

The majority of our consumer loan portfolio is comprised of home equity lines of credit which have interest rates that can adjust monthly based upon changes in the Prime rate, up to a maximum of 18%. For a majority of the home equity lines of credit, the Bank has the first mortgage or the Bank is in the first lien position. Home equity lines of credit may be originated up to 90% of the value of the property securing the loan if no first mortgage exists, or up to 90% of the value of the property securing the loans if taking into consideration an existing first mortgage. Approximately 40%, or $42.9 million, of our home equity lines at September 30, 2017 require a payment of 1.5% of the outstanding loan balance per month, but have no stated term-to-maturity and no repayment period. Repaid principal may be re-advanced at any time, not to exceed the credit limit of the loan. Approximately 59%, or $62.2 million, of our home equity lines at September 30, 2017 have a 7-year draw period, a 10-year repayment term, and typically a payment requirement of 1.5% of the outstanding loan balance per month during the draw period, with an amortizing payment during the repayment period.  Repaid principal may be re-advanced at any time during the draw period, not to exceed the original credit limit of the loan.

We also offer interest-only home equity lines of credit. These loans have a maximum term of 12 months and require monthly payments of accrued interest, and a balloon payment of unpaid principal at maturity. At September 30, 2017, approximately 1%, or $1.2 million, of our home equity lines were interest-only. Closed-end home equity loans, which totaled $15.7 million at September 30, 2017, may be originated up to 95% of the value of the property securing the loans if taking into consideration an existing first mortgage, or the lesser of up to $40 thousand or 25% of the value of the property securing the loan if no first mortgage exists. The term-to-maturity for closed-end home equity loans in the first lien position may be up to 10 years, or may be up to 20 years for loans in the second lien position. Generally, loan terms are more limiting and rates are higher for a loan in the second lien position. Home equity loans, including lines of credit and closed-end loans, comprised approximately 97% of our consumer loan portfolio, or $122.1 million, at September 30, 2017; of that amount, 87% were adjustable-rate.

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

Commercial Real Estate Lending. At September 30, 2017, the Bank's commercial real estate loans totaled $270.0 million, or approximately 4% of our total loan portfolio. Of this amount, $217.8 million were participation loans. Total undisbursed loan amounts related to commercial real estate loans were $105.9 million, resulting in a total commercial real estate loan concentration of $375.9 million at September 30, 2017.

During fiscal year 2017 and 2016, the Bank entered into commercial real estate loan participations of $67.7 million and $201.1 million, respectively. The Bank intends to continue to grow its commercial real estate loan portfolio through participations with correspondent lenders and other select lead banks.

Our commercial real estate loans include a variety of property types, including hotels, office and retail buildings, senior housing facilities, and multi-family dwellings located in Texas, Missouri, Kansas, Nebraska, Colorado, Arkansas, California, and Montana. Our largest commercial real estate loan was $50.0 million at September 30, 2017, of which $35.9 million had been disbursed at September 30, 2017. This loan was current according to its terms at September 30, 2017.

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

When underwriting a commercial real estate loan, several factors are considered, such as the income producing potential of the property to support the debt service, cash equity provided by the borrower, the financial strength of the borrower, tenant and/or guarantor(s), managerial expertise of the borrower or tenant, feasibility studies from the borrower or an independent third party, the marketability of the property and our lending experience with the borrower. For non-owner occupied properties, the Bank has a pre-lease requirement, depending on the property type, and overall strength of the credit. Loans over $750 thousand must be approved by our ALCO while loans over $5.0 million must be approved by our Board of Directors.

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

Commercial real estate loans have either fixed or adjustable interest rates based on prevailing market rates. The interest rate on ARM loans is based on a variety of indices, but is generally determined through negotiation with the borrower or determined by the lead bank in the case of a loan participation. Generally, the Bank allows interest-only payments during the construction phase of a project and for a stabilization period of 6 to 12 months after occupancy. The Bank requires amortizing payments at the conclusion of the stabilization period.

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

Loan Portfolio. The following table presents the composition of our loan portfolio as of the dates indicated.

	September 30,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family:
Originated	$3,959,232	55.1%	$4,005,615	57.6%	$4,010,424	60.6%	$3,978,342	63.8%	$4,054,395	67.9%
Correspondent purchased	2,445,311	34.0	2,206,072	31.7	1,846,210	27.9	1,431,745	23.0	1,044,127	17.5
Bulk purchased	351,705	4.9	416,653	6.0	485,682	7.3	561,890	9.0	644,484	10.8
Construction	30,647	0.4	39,430	0.6	29,552	0.4	33,378	0.5	27,649	0.5
Total	6,786,895	94.4	6,667,770	95.9	6,371,868	96.2	6,005,355	96.3	5,770,655	96.7
Commercial:
Permanent	183,030	2.6	110,768	1.6	109,314	1.6	75,677	1.2	50,358	0.8
Construction	86,952	1.2	43,375	0.6	11,523	0.2	21,465	0.3	7,328	0.1
Total	269,982	3.8	154,143	2.2	120,837	1.8	97,142	1.5	57,686	0.9
Total real estate loans	7,056,877	98.2	6,821,913	98.1	6,492,705	98.0	6,102,497	97.8	5,828,341	97.6

Consumer loans:
Home equity	122,066	1.7	123,345	1.8	125,844	1.9	130,484	2.1	135,028	2.3
Other	3,808	0.1	4,264	0.1	4,179	0.1	4,537	0.1	5,623	0.1
Total consumer loans	125,874	1.8	127,609	1.9	130,023	2.0	135,021	2.2	140,651	2.4
Total loans receivable	7,182,751	100.0%	6,949,522	100.0%	6,622,728	100.0%	6,237,518	100.0%	5,968,992	100.0%

Less:
ACL	8,398		8,540		9,443		9,227		8,822
Discounts/unearned loan fees	24,962		24,933		24,213		23,687		23,057
Premiums/deferred costs	(45,680)		(41,975)		(35,955)		(28,566)		(21,755)
Total loans receivable, net	$7,195,071		$6,958,024		$6,625,027		$6,233,170		$5,958,868

The following table presents the contractual maturity of our loan portfolio, along with associated weighted average yields, at September 30, 2017. Loans which have adjustable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses.

	Real Estate						Consumer
	One- to Four-Family		Commercial		Construction(2)		Home Equity(3)		Other		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Amounts due:
Within one year(1)	$2,888	4.63%	$10,541	3.26%	$42,352	3.61%	$2,404	6.29%	$406	3.77%	$58,591	3.71%

After one year:
Over one to two	5,296	4.63	2,969	5.25	73,837	3.93	188	6.12	460	6.55	82,750	4.04
Over two to three	6,439	4.28	4,802	3.53	1,410	4.27	668	6.51	1,029	3.81	14,348	4.10
Over three to five	25,062	4.11	11,950	4.49	—	—	1,368	5.49	1,887	3.61	40,267	4.25
Over five to ten	489,718	3.62	60,468	4.17	—	—	10,149	5.96	26	4.86	560,361	3.73
Over ten to fifteen	1,294,619	3.17	43,981	4.51	—	—	46,485	5.36	—	—	1,385,085	3.28
After fifteen years	4,932,226	3.62	48,319	4.40	—	—	60,804	5.26	—	—	5,041,349	3.64
Total due after one year	6,753,360	3.53	172,489	4.34	75,247	3.94	119,662	5.37	3,402	4.08	7,124,160	3.59

Totals loans	$6,756,248	3.53	$183,030	4.28	$117,599	3.82	$122,066	5.39	$3,808	4.04	7,182,751	3.59

Less:
ACL											8,398
Discounts/unearned loan fees											24,962
Premiums/deferred costs											(45,680)
Total loans receivable, net											$7,195,071

(1)	Includes demand loans, loans having no stated maturity, and overdraft loans.

(2)
Construction loans are presented based upon the estimated term to complete construction. See "One- to Four-Family Residential Real Estate Lending - Construction Lending" above for more information regarding our construction-to-permanent loan program.

(3)
For home equity loans, the maturity date calculated assumes the customer always makes the required minimum payment. The majority of interest-only home equity lines of credit assume a balloon payment of unpaid principal at 120 months. All other home equity lines of credit generally assume a term of 240 months.

The following table presents, as of September 30, 2017, the amount of loans due after September 30, 2018, and whether these loans have fixed or adjustable interest rates.

	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate loans:
One- to four-family	$5,636,563	$1,116,797	$6,753,360
Commercial	127,795	44,694	172,489
Construction	74,708	539	75,247
Consumer loans:
Home equity	15,340	104,322	119,662
Other	741	2,661	3,402
Total	$5,855,147	$1,269,013	$7,124,160

Asset Quality
The Bank's traditional underwriting guidelines have provided the Bank with generally low delinquencies and low levels of non-performing assets compared to national levels. Of particular importance is the complete and full documentation required for each loan the Bank originates, participates in or purchases. Generally, one- to four-family owner occupied loans are currently underwritten according to the "ability to repay" and "qualified mortgage" standards, as issued by the CFPB, with total debt-to-income ratios not exceeding 43% of the borrower's verified income. This allows the Bank to make an informed credit decision based upon a thorough assessment of the borrower's ability to repay the loan.

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

For purchased loans serviced by a third party, we monitor delinquencies using reports received from the servicers. The reports generally provide total principal and interest due and length of delinquency, and are used to prepare monthly management reports and perform delinquent loan trend analysis. The information from the sub-servicer of our correspondent loans is generally received during the first week of the month while the information from the servicers of our bulk loans is received later in the month. Management also utilizes information from the servicers to monitor property valuations and identify the need to charge-off loan balances.

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

Delinquent and non-performing loans and other real estate owned ("OREO")
The following table presents the Company's 30 to 89 day delinquent loans at the dates indicated. Of the loans 30 to 89 days delinquent at September 30, 2017, 2016, and 2015, approximately 67%, 75%, and 75%, respectively, were 59 days or less delinquent.

	Loans Delinquent for 30 to 89 Days at September 30,
	2017		2016		2015
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	129	$13,257	143	$13,593	158	$16,955
Correspondent purchased	8	1,827	9	3,329	8	2,344
Bulk purchased	22	3,194	21	5,008	32	7,259
Consumer:
Home equity	30	467	36	635	32	703
Other	5	33	5	62	11	17
	194	$18,778	214	$22,627	241	$27,278

Loans 30 to 89 days delinquent
to total loans receivable, net		0.26%		0.33%		0.41%

The table below presents the Company's non-performing loans and OREO at the dates indicated. Non-performing loans are loans that are 90 or more days delinquent or in foreclosure and other loans required to be reported as nonaccrual pursuant to regulatory reporting requirements, even if the loans are current. At all dates presented, there were no loans 90 or more days delinquent that were still accruing interest. Non-performing assets include non-performing loans and OREO. OREO primarily includes assets acquired in settlement of loans. Over the past 12 months, OREO properties acquired in settlement of loans were owned by the Bank, on average, for approximately seven months before the properties were sold.

	September 30,
	2017		2016		2015		2014		2013
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	67	$5,515	73	$8,190	66	$6,728	82	$7,880	101	$8,579
Correspondent purchased	1	91	3	985	1	394	2	709	5	812
Bulk purchased	13	3,371	28	7,323	36	8,898	28	7,120	34	9,608
Consumer:
Home equity	21	406	26	520	24	497	25	397	29	485
Other	1	4	5	9	4	12	4	13	4	5
	103	9,387	135	17,027	131	16,529	141	16,119	173	19,489

Loans 90 or more days delinquent or in foreclosure
as a percentage of total loans		0.13%		0.24%		0.25%		0.26%		0.33%

Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	50	$4,567	70	$8,956	77	$9,004	67	$7,473	57	$5,833
Correspondent purchased	8	1,690	9	2,786	1	25	4	553	2	740
Bulk purchased	4	846	1	31	1	82	5	724	2	280
Consumer:
Home equity	7	113	12	328	12	295	2	45	6	101
Other	—	—	—	—	—	—	—	—	—	—
	69	7,216	92	12,101	91	9,406	78	8,795	67	6,954
Total non-performing loans	172	16,603	227	29,128	222	25,935	219	24,914	240	26,443

Non-performing loans as a percentage of total loans		0.23%		0.42%		0.39%		0.40%		0.44%

	September 30,
	2017		2016		2015		2014		2013
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
OREO:
One- to four-family:
Originated(2)	4	$58	12	$692	29	$1,752	25	$2,040	28	$2,074
Correspondent purchased	—	—	1	499	1	499	1	179	2	71
Bulk purchased	5	1,279	4	1,265	2	796	2	575	4	380
Consumer:
Home equity	1	67	—	—	1	8	—	—	2	57
Other(3)	—	—	1	1,278	1	1,278	1	1,300	1	1,300
	10	1,404	18	3,734	34	4,333	29	4,094	37	3,882
Total non-performing assets	182	$18,007	245	$32,862	256	$30,268	248	$29,008	277	$30,325

Non-performing assets as a percentage of total assets		0.20%		0.35%		0.31%		0.29%		0.33%

(1)
Represents loans required to be reported as nonaccrual pursuant to regulatory reporting requirements, even if the loans are current. The decrease in the balance of these loans at September 30, 2017 compared to September 30, 2016 was due to fewer loans being classified as troubled debt restructurings ("TDRs") as a result of management refining its methodology for assessing whether a loan modification qualifies as a TDR. At September 30, 2017, 2016, 2015, 2014, and 2013, this amount was comprised of $1.8 million, $2.3 million, $2.2 million, $1.1 million, and $1.1 million, respectively, of loans that were 30 to 89 days delinquent and were reported as such, and $5.4 million, $9.8 million, $7.2 million, $7.7 million, and $5.9 million, respectively, of loans that were current.

(2)	Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

(3)	Represents a single property the Bank purchased for a potential branch site. The Bank sold the property during fiscal year 2017.

The amount of interest income on nonaccrual loans and TDRs as of September 30, 2017 included in interest income was $1.6 million for the year ended September 30, 2017.  The amount of additional interest income that would have been recorded on nonaccrual loans and TDRs as of September 30, 2017, if they had performed in accordance with their original terms, was $165 thousand for the year ended September 30, 2017.

The following table presents the states where the properties securing one percent or more of the total amount of our one- to four-family loans are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at September 30, 2017. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. At September 30, 2017, potential losses, after taking into consideration anticipated PMI proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,670,347	54.3%	$10,673	58.4%	$5,297	59.0%	66%
Missouri	1,242,818	18.4	3,721	20.4	827	9.2	51
Texas	671,460	9.9	1,134	6.2	—	—	n/a
Tennessee	217,594	3.2	—	—	—	—	n/a
California	216,558	3.2	—	—	—	—	n/a
Alabama	105,854	1.6	155	0.8	—	—	n/a
Pennsylvania	100,587	1.5	—	—	—	—	n/a
Georgia	88,710	1.3	409	2.2	—	—	n/a
Oklahoma	67,462	1.0	—	—	—	—	n/a
North Carolina	66,515	1.0	37	0.2	122	1.4	87
Other states	308,343	4.6	2,149	11.8	2,731	30.4	65
	$6,756,248	100.0%	$18,278	100.0%	$8,977	100.0%	65

Troubled Debt Restructurings. For borrowers experiencing financial difficulties, the Bank may grant a concession to the borrower, resulting in a TDR. Such concessions generally involve extensions of loan maturity dates, the granting of periods during which the payment of only interest and escrow is required, reductions in interest rates, and loans that have been discharged under Chapter 7 bankruptcy proceedings where the borrower has not reaffirmed the debt. The Bank does not forgive principal or interest, nor does it commit to lend additional funds, except for situations generally involving the capitalization of delinquent interest and/or escrow not to exceed the original loan balance, to these borrowers. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies and Note 4. Loans Receivable and Allowance for Credit Losses" for additional information related to TDRs.

The following table presents the Company's TDRs, based on accrual status, at the dates indicated.

	September 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Accruing TDRs	$27,383	$23,177	$24,331	$24,636	$37,074
Nonaccrual TDRs(1)	11,742	18,725	15,511	13,370	12,426
Total TDRs	$39,125	$41,902	$39,842	$38,006	$49,500

(1)	Nonaccrual TDRs are included in the non-performing loan table above.

Impaired Loans. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the original contractual terms of the loan agreement. Interest income on impaired loans is recognized in the period collected unless the ultimate collection of principal is considered doubtful. The unpaid principal balance of loans reported as impaired at September 30, 2017, 2016, and 2015 was $44.4 million, $58.9 million, and $57.2 million, respectively. See "Part II, Item 8. Financial Statements and

Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies and Note 4. Loans Receivable and Allowance for Credit Losses" for additional information related to impaired loans.

Classified Assets. In accordance with the Bank's asset classification policy, management regularly reviews the problem assets in the Bank's portfolio to determine whether any assets require classification. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4. Loans Receivable and Allowance for Credit Losses" for asset classification definitions.

The following table sets forth the recorded investment in assets, classified as either special mention or substandard, as of September 30, 2017. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4. Loans Receivable and Allowance for Credit Losses" for information regarding asset classification definitions. At September 30, 2017, there were no loans classified as doubtful, and all loans classified as loss were fully charged-off.

	Special Mention		Substandard
	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	50	$7,031	314	$30,059
Correspondent purchased	2	261	19	3,800
Bulk purchased	—	—	33	8,005
Consumer Loans:
Home equity	2	9	62	1,032
Other	—	—	1	4
Total loans	54	7,301	429	42,900

OREO:
Originated	—	—	5	125
Correspondent purchased	—	—	—	—
Bulk purchased	—	—	5	1,279
Other	—	—	—	—
Total OREO	—	—	10	1,404

Trust preferred securities ("TRUPs")	—	—	1	2,051
Total classified assets	54	$7,301	440	$46,355

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

The Bank did not record a provision for credit losses during the current fiscal year, compared to a negative provision for credit losses of $750 thousand during the prior fiscal year. Based on management's assessment of the ACL formula analysis model and several other factors, management determined that no provision for credit losses was necessary in the current fiscal year. Net charge-offs were $142 thousand during the current fiscal year and $153 thousand during the prior fiscal year. At September 30, 2017, loans 30 to 89 days delinquent were 0.26% of total loans and loans 90 or more days delinquent or in foreclosure were 0.13% of total loans.

The following table presents ACL activity and related ratios at the dates and for the periods indicated. Using the Bank's annualized net historical loan losses from the Bank's ACL formula analysis model over the past five years, the Bank would have approximately 12 years of net loan loss coverage based on the ACL balance at September 30, 2017.

	Year Ended September 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$8,540	$9,443	$9,227	$8,822	$11,100
Charge-offs:
One- to four-family:
Originated	(72)	(200)	(424)	(284)	(624)
Correspondent	—	—	(11)	(96)	(13)
Bulk purchased	(216)	(342)	(228)	(653)	(761)
Total	(288)	(542)	(663)	(1,033)	(1,398)
Consumer:
Home equity	(51)	(83)	(29)	(103)	(252)
Other	(9)	(5)	(43)	(6)	(7)
Total	(60)	(88)	(72)	(109)	(259)
Total charge-offs	(348)	(630)	(735)	(1,142)	(1,657)
Recoveries:
One- to four-family:
Originated	4	77	56	1	14
Correspondent	—	—	—	—	—
Bulk purchased	165	374	58	64	398
Total	169	451	114	65	412
Consumer:
Home equity	26	25	64	72	33
Other	11	1	2	1	1
Total	37	26	66	73	34
Total recoveries	206	477	180	138	446
Net charge-offs	(142)	(153)	(555)	(1,004)	(1,211)
Provision for credit losses	—	(750)	771	1,409	(1,067)
Balance at end of period	$8,398	$8,540	$9,443	$9,227	$8,822

Ratio of net charge-offs during the period to
average loans outstanding during the period	—%	—%	0.01%	0.02%	0.02%

Ratio of net charge-offs during the period to
average non-performing assets	0.56	0.48	1.87	3.38	3.45

ACL to non-performing loans at end of period	50.58	29.32	36.41	37.04	33.36

ACL to loans receivable, net at end of period	0.12	0.12	0.14	0.15	0.15

ACL to net charge-offs	58.9x	55.8x	17.0x	9.2x	7.3x

The distribution of our ACL at the dates indicated is summarized below. Included in bulk purchased loans are $214.5 million of loans, or 61% of the total bulk purchased loan portfolio, at September 30, 2017, for which the seller of the loans has guaranteed to repurchase or replace any delinquent loans. The Bank has not experienced any losses on loans acquired from this seller as all delinquent loans have been repurchased by this seller since the loan package was purchased in fiscal year 2012. For the $137.2 million of bulk purchased loans at September 30, 2017 that do not have the above noted guarantee, the Bank has continued to experience a reduction in loan losses due to an improvement in collateral values. A large portion of these loans were originally interest-only loans with interest-only terms up to 10 years. All of the interest-only loans are now fully amortizing loans. Our correspondent purchased loans are purchased on a loan-by-loan basis from a select group of correspondent lenders and are underwritten by the Bank's underwriters based on underwriting standards that are generally the same as for our originated loans. The decrease in one- to four-family ACL from September 30, 2016 was due to improvements in collateral value and historical loss factors within our ACL formula analysis model, as well as to the continued low level of net loan charge-offs and delinquent loan ratios. The increase in the commercial real estate ACL was due primarily to growth in the loan portfolio during the current fiscal year.

	September 30,
	2017		2016		2015		2014		2013
		% of		% of		% of		% of		% of
	Amount	Loans to	Amount	Loans to	Amount	Loans to	Amount	Loans to	Amount	Loans to
	of ACL	Total Loans	of ACL	Total Loans	of ACL	Total Loans	of ACL	Total Loans	of ACL	Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family:
Originated	$3,149	55.1%	$3,892	57.6%	$4,833	60.6%	$6,228	86.0%	$5,748	84.8%
Correspondent purchased(1)	1,922	34.0	2,102	31.7	2,115	27.9	N/A	N/A	N/A	N/A
Bulk purchased	1,000	4.9	1,065	6.0	1,434	7.3	2,323	8.9	2,486	10.7
Construction	24	0.4	36	0.6	32	0.4	35	1.1	23	1.1
Total	6,095	94.4	7,095	95.9	8,414	96.2	8,586	96.0	8,257	96.6
Commercial:
Permanent	1,242	2.6	774	1.6	604	1.6	312	1.2	172	0.8
Construction	870	1.2	434	0.6	138	0.2	88	0.6	13	0.2
Total	2,112	3.8	1,208	2.2	742	1.8	400	1.8	185	1.0
Total real estate loans	8,207	98.2	8,303	98.1	9,156	98.0	8,986	97.8	8,442	97.6
Consumer loans:
Home equity	159	1.7	187	1.8	222	1.9	211	2.1	342	2.3
Other consumer	32	0.1	50	0.1	65	0.1	30	0.1	38	0.1
Total consumer loans	191	1.8	237	1.9	287	2.0	241	2.2	380	2.4
	$8,398	100.0%	$8,540	100.0%	$9,443	100.0%	$9,227	100.0%	$8,822	100.0%

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

ALCO considers various factors when making investment decisions, including the liquidity, credit, interest rate risk, and tax consequences of the proposed investment options. The composition of the investment portfolio will be affected by various market conditions, including the slope of the yield curve, the level of interest rates, the impact on the Bank's interest rate risk, the trend of net deposit flows, the volume of loan sales, repayments of borrowings, and loan originations and purchases.

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

We classify securities as either trading, available-for-sale ("AFS"), or held-to-maturity ("HTM") at the date of purchase. Securities that are purchased and held principally for resale in the near future are classified as trading securities and are reported at fair value with unrealized gains and losses reported in the consolidated statements of income. AFS securities are reported at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) ("AOCI") within stockholders' equity, net of deferred income taxes. HTM securities are reported at cost, adjusted for amortization of premium and accretion of discount. We have both the ability and intent to hold our HTM securities to maturity.

On a quarterly basis, management conducts a formal review of securities for the presence of an other-than-temporary impairment. The process involves monitoring market events and other items that could impact issuers. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies" for additional information. Management does not believe any other-than-temporary impairments existed at September 30, 2017.

Investment Securities. Our investment securities portfolio consists primarily of debentures issued by GSEs (primarily Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal Home Loan Banks) and non-taxable municipal bonds. At September 30, 2017, our investment securities portfolio totaled $301.1 million. The portfolio consisted of securities classified as either HTM or AFS. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 3. Securities" and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investment Securities" for additional information.

Mortgage-Backed Securities. At September 30, 2017, our MBS portfolio totaled $942.4 million. The portfolio consisted of securities classified as either HTM or AFS and were primarily issued by GSEs. The principal and interest payments of MBS issued by GSEs are collateralized by the underlying mortgage assets with principal and interest payments guaranteed by the GSEs. The underlying mortgage assets are conforming mortgages that comply with FNMA and FHLMC underwriting guidelines, as applicable, and are therefore not considered subprime. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 3. Securities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Mortgage-Backed Securities" for additional information.

MBS generally yield less than the loans that underlie such securities because of the servicing fee retained by the servicer and the cost of payment guarantees or credit enhancements retained by the GSEs that reduce credit risk. However, MBS are generally more liquid than individual mortgage loans and may be used to collateralize certain borrowings and public unit deposits of the Bank. In general, MBS issued or guaranteed by FNMA and FHLMC are weighted at no more than 20% for risk-based capital purposes compared to the 50% risk-weighting assigned to most non-securitized one- to four-family loans.

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

At September 30, 2017, the MBS portfolio included $133.8 million of collateralized mortgage obligations ("CMOs"). CMOs are special types of MBS in which the stream of principal and interest payments on the underlying mortgages or MBS are used to create investment classes with different maturities and, in some cases, different amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics. We do not purchase residual interest bonds.

While MBS issued by FNMA and FHLMC carry a reduced credit risk compared to whole mortgage loans, these securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of the underlying mortgage loans and consequently affect both the prepayment speed and value of the securities. As noted above, the Bank, on some transactions, pays a premium over par value on MBS purchased. Large premiums could cause significant negative yield adjustments due to accelerated prepayments on the underlying mortgages. The balance of net premiums on our portfolio of MBS at September 30, 2017 was $9.0 million.

The following table sets forth the composition of our investment and MBS portfolios as of the dates indicated. At September 30, 2017, our investment securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our stockholders' equity, excluding those issued by GSEs.

	September 30,
	2017			2016			2015
	Carrying	% of	Fair	Carrying	% of	Fair	Carrying	% of	Fair
	Value	Total	Value	Value	Total	Value	Value	Total	Value
	(Dollars in thousands)
AFS:
GSE debentures	$270,729	65.1%	$270,729	$347,038	65.8%	$347,038	$526,620	69.4%	$526,620
MBS	141,516	34.0	141,516	178,507	33.9	178,507	229,491	30.3	229,491
TRUPs	2,051	0.5	2,051	1,756	0.3	1,756	1,916	0.3	1,916
Municipal bonds	1,535	0.4	1,535	—	—	—	144	—	144
	415,831	100.0%	415,831	527,301	100.0%	527,301	758,171	100.0%	758,171

HTM:
MBS	800,931	96.8%	806,096	1,067,571	97.0%	1,089,214	1,233,048	97.0%	1,256,783
Municipal bonds	26,807	3.2	26,913	33,303	3.0	33,653	38,074	3.0	38,491
	827,738	100.0%	833,009	1,100,874	100.0%	1,122,867	1,271,122	100.0%	1,295,274
	$1,243,569		$1,248,840	$1,628,175		$1,650,168	$2,029,293		$2,053,445

The composition and maturities of the investment and MBS portfolio at September 30, 2017 are indicated in the following table by remaining contractual maturity, without consideration of call features or pre-refunding dates, along with associated weighted average yields. Yields on tax-exempt investments are not calculated on a fully taxable equivalent basis.

	1 year or less		More than 1 to 5 years		More than 5 to 10 years		Over 10 years		Total Securities
	Carrying		Carrying		Carrying		Carrying		Carrying		Fair
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value
	(Dollars in thousands)
AFS:
GSE debentures	$121,253	1.13%	$149,476	1.41%	$—	—%	$—	—%	$270,729	1.29%	$270,729
MBS	175	3.75	17,413	4.79	21,079	3.15	102,849	3.22	141,516	3.40	141,516
TRUPs	—	—	—	—	—	—	2,051	2.58	2,051	2.58	2,051
Municipal bonds	—	—	1,535	1.30	—	—	—	—	1,535	1.30	1,535
	121,428	1.13	168,424	1.76	21,079	3.15	104,900	3.20	415,831	1.99	415,831

HTM:
MBS	2,709	3.93	41,355	2.42	426,341	2.01	330,526	2.12	800,931	2.09	806,096
Municipal bonds	6,141	2.22	20,448	1.50	218	2.00	—	—	26,807	1.67	26,913
	8,850	2.74	61,803	2.12	426,559	2.01	330,526	2.12	827,738	2.07	833,009
	$130,278	1.24	$230,227	1.86	$447,638	2.07	$435,426	2.38	$1,243,569	2.05	$1,248,840

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

The Board of Directors has authorized the utilization of brokers to obtain deposits as a source of funds. Depending on market conditions, the Bank may use brokered deposits to fund asset growth and gather deposits that may help to manage interest rate risk. No brokered deposits were acquired during fiscal year 2017 and there were no brokered deposits outstanding at September 30, 2017 or 2016.

The Board of Directors also has authorized the utilization of public unit deposits as a source of funds. In order to qualify to obtain such deposits, the Bank must have a branch in each county in which it collects public unit deposits and, by law, must pledge securities as collateral for all such balances in excess of the FDIC insurance limits. At September 30, 2017 and 2016, the balance of public unit deposits was $460.0 million and $370.0 million, respectively.

As of September 30, 2017, the Bank's policy allows for combined brokered and public unit deposits up to 15% of total deposits. At September 30, 2017, that amount was approximately 9% of total deposits.

Borrowings. We utilize borrowings when we desire additional capacity to fund loan demand or when they help us meet our asset and liability management objectives. Historically, our term borrowings have consisted primarily of FHLB advances. FHLB advances may be made pursuant to several different credit programs, each of which has its own interest rate, maturity, repayment, and embedded options, if any. At September 30, 2017, $1.98 billion of our FHLB advances were fixed-rate advances with no embedded options and $200.0 million of our FHLB advances were variable-rate, also with no embedded options. The Bank supplements FHLB borrowings with repurchase agreements, wherein the Bank enters into agreements with Board approved counterparties to sell securities under agreements to repurchase them. These agreements are recorded as financing transactions as the Bank maintains effective control over the transferred securities. Repurchase agreements are made at mutually agreed upon terms between counterparties and the Bank. The use of repurchase agreements allows for the diversification of funding sources and the use of securities that were not being leveraged as collateral. The Bank's internal policy limits total borrowings to 55% of total assets.

During fiscal year 2017, the Bank continued to utilize a leverage strategy (the "leverage strategy") to increase earnings. The leverage strategy during the current fiscal year involved borrowing up to $2.10 billion either on the Bank's FHLB line of credit or by entering into short-term FHLB advances, depending on the rates offered by FHLB. The borrowings were repaid prior to each quarter end for regulatory purposes. The proceeds of the borrowings, net of the required FHLB stock holdings, were deposited at the Federal Reserve Bank of Kansas City ("FRB of Kansas City"). Management can discontinue the use of the leverage strategy at any point in time.

At September 30, 2017, we had $2.18 billion of FHLB advances, at par, outstanding. Total FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of Bank Call Report total assets without the pre-approval of FHLB senior management. In July 2017, the president of the FHLB renewed the approval of the increase in the Bank's borrowing limit to 55% of Bank Call Report total assets through July 2018. This approval was also in place throughout fiscal year 2017 as FHLB borrowings were in excess of 40% of Call Report total assets at certain points in time during the period due to the leverage strategy.

At September 30, 2017, repurchase agreements totaled $200.0 million, or approximately 2% of total assets. The Bank may enter into additional repurchase agreements as management deems appropriate, not to exceed 15% of total assets and subject to the internal policy limit on total borrowings of 55%. The securities underlying the agreements continue to be reported in the Bank's securities portfolio. At September 30, 2017, we had securities with a fair value of $218.5 million pledged as collateral on repurchase agreements.

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

	2017	2016	2015
	(Dollars in thousands)
FHLB Borrowings:
Balance at end of period	$475,000	$500,000	$1,100,000
Maximum balance outstanding at any month-end during the period	2,675,000	2,600,000	2,700,000
Average balance	2,520,217	2,436,749	2,558,676
Weighted average contractual interest rate during the period	1.27%	0.70%	0.60%
Weighted average contractual interest rate at end of period	1.91	2.69	0.69

Subsidiary Activities

At September 30, 2017, the Company had one wholly-owned subsidiary, the Bank. The Bank provides a full range of retail banking services through 47 banking offices serving primarily the metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia and Salina, Kansas and portions of the metropolitan area of greater Kansas City. At September 30, 2017, the Bank had one wholly-owned subsidiary, Capitol Funds, Inc. At September 30, 2017, Capitol Funds, Inc. had one wholly-owned subsidiary, Capitol Federal Mortgage Reinsurance Company ("CFMRC"), which serves as a reinsurance company for certain PMI companies the Bank uses in its normal course of operations. CFMRC stopped writing new business for the Bank in January 2010. Each wholly-owned subsidiary is reported on a consolidated basis.

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

The Company is a unitary savings and loan holding company within the meaning of the Home Owners' Loan Act ("HOLA"). As such, the Company is registered with the FRB and subject to the FRB regulations, examinations, supervision, and reporting requirements. In addition, the FRB has enforcement authority over the Company. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the Bank.

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

As a federally chartered savings bank, the Bank is required to meet a Qualified Thrift Lender ("QTL") test. This test requires the Bank to have at least 65% of its portfolio assets, as defined by statute, in qualified thrift investments at month-end for 9 out of every 12 months on a rolling basis. Under an alternative test, the Bank's business must consist primarily of acquiring the savings of the public and investing in loans, while maintaining 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, the Bank is required to maintain a significant portion of its assets in residential housing related loans and investments. An institution that fails to qualify as a QTL based upon one of these tests is immediately subject to certain restrictions on its operations, including a prohibition against capital distributions, except, with the prior approval of both the OCC and the FRB, as necessary to meet the obligations of a company controlling the institution. If the Bank fails the QTL test and does not regain QTL status within one year, or fails the test for a second time, the Company must immediately register as, and become subject to, the restrictions applicable to a bank holding company. The activities authorized for a bank holding company are more limited than are the activities authorized for a savings and loan holding company. Three years after failing the test, an institution must divest all investments and cease all activities not permissible for both a national bank and a savings association. Failure to meet the QTL test is a statutory violation subject to enforcement action. As of September 30, 2017, the Bank met the QTL test.

The Bank is subject to a 35% of total assets limit on non-real estate consumer loans, commercial paper and corporate debt securities, and a 20% limit on commercial non-mortgage loans. At September 30, 2017, the Bank had less than 1% of its assets in non-real estate consumer loans, commercial paper, corporate debt securities and commercial non-mortgage loans.

The Bank's relationship with its depositors and borrowers is regulated to a great extent by federal laws and regulations, especially in such matters as the ownership of savings accounts and the form and content of mortgage requirements. In addition, the branching authority of the Bank is regulated by the OCC. The Bank is generally authorized to branch nationwide.

The Bank is subject to a statutory lending limit on aggregate loans to one person or a group of persons combined because of certain common interests. That limit is equal to 15% of our unimpaired capital and surplus, plus an additional 10% for loans fully secured by readily marketable collateral. At September 30, 2017, the Bank's lending limit under this restriction was $181.5 million. The Bank has no loans or loan relationships in excess of its lending limit. Total loan commitments and loans outstanding to the Bank's largest borrowing relationship totaled $50.0 million at September 30, 2017, all of which was current according to its terms.

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

Effective July 1, 2016, the assessment rates for established small institutions, such as the Bank, are based on an institution's weighted average CAMELS component ratings and certain financial ratios. Total base assessment rates range from 1.5 to 16 basis points based on Call Report total assets for institutions with CAMELS composite ratings of 1 or 2, 3 to 30 basis points for those with a CAMELS composite score of 3, and 11 to 30 basis points for those with CAMELS composite scores of 4 or 5, subject to certain adjustments. For the fiscal year ended September 30, 2017, the Bank paid $3.0 million in FDIC premiums.

An institution that has reported on its Call Reports total assets at the end of the quarter of $10 billion or more for at least four consecutive quarters is considered a large institution and is assessed under a complex scorecard method employing many factors, including weighted average CAMELS ratings; a performance score; leverage ratio; ability to withstand asset-related stress; certain measures of concentration, core earnings, core deposits, credit quality, and liquidity; and a loss severity score and loss severity measure. Total base assessment rates for these institutions currently range from 1.5 to 40 basis points, subject to certain adjustments. For all institutions, the base assessment rates will decrease when the reserve ratio increases to specified thresholds of 2% and 2.5%.

The Dodd-Frank Act requires large institutions to bear the burden of raising the reserve ratio from 1.15% to 1.35%. To implement this mandate, large and highly complex institutions must pay an annual surcharge of 4.5 basis points on their assessment base beginning July 1, 2016. If the DIF reserve ratio has not reached 1.35% by December 31, 2018, the FDIC plans to impose a shortfall assessment on large institutions on March 31, 2019. The FDIC may increase or decrease its rates by 2 basis points without further rule-making. In an emergency, the FDIC may also impose a special assessment.

Since established small institutions will be contributing to the DIF while the reserve ratio remains between 1.15% and 1.35% and the large institutions are paying a surcharge, the FDIC will provide assessment credits to the established small institutions for the portion of their assessments that contribute to the increase. When the reserve ratio reaches 1.38%, the FDIC will automatically apply an established small institution's assessment credit to reduce its regular deposit insurance assessments.

FDIC-insured institutions are required to pay additional quarterly assessments called the FICO assessments in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. The rate for these assessments is adjusted quarterly and is applied to the same base as used for the deposit insurance assessment. These assessments are expected to continue until the bonds mature in the years 2017 through 2019. For the fiscal year ended September 30, 2017, the Bank paid $546 thousand in FICO assessments.

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
Under the Basel III rules, the minimum capital ratios are as follows:

•	4.5% Common Equity Tier 1 ("CET1") to risk-weighted assets.

•	6.0% Tier 1 capital to risk-weighted assets.

•	8.0% Total capital to risk-weighted assets.

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the "leverage ratio").

CET1 capital and Tier 1 capital for the Company and the Bank consists of common stock plus related surplus and retained earnings. Tier 2 capital for the Company and the Bank includes the balance of ACL; however, the amount of includable ACL in Tier 2 capital may be limited if the amount exceeds 1.25% of risk-weighted assets. At September 30, 2017, the Bank had $8.4 million of ACL, which was less than the 1.25% risk-weighted assets limit; therefore, the entire amount of ACL was includable in Tier 2 and total risk-based capital. Total capital for the Company and the Bank consists of common stock, plus related surplus and retained earnings (Tier 1 capital) plus the amount of includable ACL (Tier 2 capital).

Basel III requires the Company and the Bank to maintain a capital conservation buffer above certain minimum capital ratios for capital adequacy purposes in order to avoid certain restrictions on capital distributions and other payments including dividends, share repurchases, and certain compensation. This requirement became effective January 1, 2016, and is being phased in over a four year period by increasing the required buffer amount by 0.625% each year. The capital conservation buffer was 0.625% at September 30, 2016 and 1.25% at September 30, 2017. At September 30, 2017 and 2016, the Bank and Company had capital greater than necessary to meet the capital conservation buffer requirement. Once fully phased-in, which will be January 1, 2019 for the Bank and Company, the organization must maintain a balance of capital that exceeds by more than 2.5% each of the minimum risk-based capital ratios in order to satisfy the requirement. This translates into the following for the risk-based capital ratios when the capital conservation buffer is fully phased in: (1) CET1 capital ratio of more than 7.0%, (2) Tier 1 capital ratio of more than 8.5%, and (3) Total capital (Tier 1 plus Tier 2) ratio of more than 10.5%.

With respect to the Bank, the Basel III rules revised the "prompt corrective action" regulations, by (1) introducing a CET1 ratio requirement at each level (other than critically under-capitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (2) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (compared to the previous 6%); and (3) eliminating the provision that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized.

Under the Basel III rules, an institution that is not an advanced approaches institution, such as the Company and the Bank, was allowed to make a one-time permanent election to continue to exclude certain AOCI items for the purpose of determining regulatory capital ratios. Management made this election in order to remove any volatility related to AOCI from the Company's and Bank's capital ratios. At September 30, 2017, the Bank had $2.9 million of AOCI.

Regulatory risk-weighted capital guidelines assign a certain risk weighting to every asset. Certain off-balance sheet items, such as binding loan commitments, are multiplied by credit conversion factors to translate the amounts into balance sheet equivalents before assigning them specific risk weightings. The risk weights for the Bank's and Company's assets and off-balance sheet items generally range from 0% to 150%. At September 30, 2017, the Bank and the Company each had risk-weighted assets of $4.43 billion.

For the quarter ended September 30, 2017, the Bank reported in its Call Report quarterly average assets of $11.12 billion and the Company reported to the FRB quarterly average assets of $11.12 billion. These average asset amounts are significantly higher than total assets at September 30, 2017 due the leverage strategy being in place during the quarter but not at September 30, 2017.

At September 30, 2017, the Bank was considered well capitalized under OCC regulations. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 12. Regulatory Capital Requirements" and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for additional regulatory capital information.

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

The CRA requires the appropriate federal banking agency, in connection with its examination of an FDIC-insured institution, to assess its record in meeting the credit needs of the communities served by the bank, including low and moderate income neighborhoods. The federal banking regulators take into account the institution's record of performance under the CRA when considering applications for mergers, acquisitions, and branches. Under the CRA, institutions are assigned a rating of outstanding, satisfactory, needs to improve, or substantial non-compliance. The Bank received a satisfactory rating in its most recently completed CRA evaluation five years ago.

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

Federal Reserve System. The FRB requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. At September 30, 2017, the Bank was in compliance with these reserve requirements. The Bank is authorized to borrow from the Federal Reserve Bank "discount window." An eligible institution need not exhaust other sources of funds before going to the discount window, nor are there restrictions on the purposes for which the borrower can use primary credit. At September 30, 2017, the Bank had no outstanding borrowings from the discount window.

Federal Home Loan Bank System. The Bank is a member of FHLB Topeka, which is one of 11 regional Federal Home Loan Banks. Each FHLB serves as a reserve, or central bank, for its members within its assigned region and is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans, called advances, to members and provides access to a line of credit in accordance with policies and procedures established by the Board of Directors of FHLB, which are subject to the oversight of the Federal Housing Finance Agency ("FHFA").

As a member, the Bank is required to purchase and maintain capital stock in FHLB. The minimum required FHLB stock amount is generally 4.5% of the Bank's FHLB advances and outstanding balance against the FHLB line of credit, and 2% of the outstanding principal of loans sold into the Mortgage Partnership Finance program. At September 30, 2017, the Bank had a balance of $101.0 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received dividends on its FHLB stock, although no assurance can be given that these dividends will continue. On a quarterly basis, management conducts a review of FHLB to determine whether an other-than-temporary impairment of the FHLB stock is present. At September 30, 2017, management concluded there was no such impairment.

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

Taxation
Federal Taxation
General
The Company and the Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The Company files a consolidated federal income tax return. The Company is no longer subject to federal income tax examination for fiscal years prior to 2014.

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

Net Operating Loss Carryovers
For federal income tax purposes, a financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. As of September 30, 2017, the Company had no net operating loss carryovers.

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
Employees
At September 30, 2017, we had a total of 708 employees, including 126 part-time employees. The full-time equivalent of our total employees at September 30, 2017 was 666. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officers of the Registrant
John B. Dicus. Age 56 years. Mr. Dicus is Chairman of the Board of Directors, Chief Executive Officer, and President of the Bank and the Company. He has served as Chairman since January 2009 and Chief Executive Officer since January 2003. He has served as President of the Bank since 1996 and of the Company since its inception in March 1999. Prior to accepting the responsibilities of Chief Executive Officer, he served as Chief Operating Officer of the Bank and the Company. Prior to that, he served as the Executive Vice President of Corporate Services for the Bank for four years. He has been with the Bank in various other positions since 1985.

Kent G. Townsend. Age 56 years. Mr. Townsend serves as Executive Vice President and Chief Financial Officer of the Bank, its subsidiary, and the Company. Mr. Townsend also serves as Treasurer for the Company, Capitol Funds, Inc. and CFMRC. Mr. Townsend was promoted to Executive Vice President, Chief Financial Officer and Treasurer on September 1, 2005. Prior to that, he served as Senior Vice President, a position he held since April 1999, and Controller of the Company, a position he held since March 1999. He has served in similar positions with the Bank since September 1995. He served as the Financial Planning and Analysis Officer with the Bank for three years and other financial related positions since joining the Bank in 1984.

Rick C. Jackson. Age 52 years. Mr. Jackson serves as Executive Vice President, Chief Lending Officer and Community Development Director of the Bank and the Company.  He also serves as the President of Capitol Funds, Inc., a subsidiary of the Bank and President of CFMRC.  He has been with the Bank since 1993 and has held the position of Community Development Director since that time. He has held the position of Chief Lending Officer since February 2010.

Natalie G. Haag. Age 58 years.  Ms. Haag serves as Executive Vice President and General Counsel of the Bank and the Company.  Prior to joining the Bank in August of 2012, Ms. Haag was 2nd Vice President, Director of Governmental Affairs and Assistant General Counsel for Security Benefit Corporation and Security Benefit Life Insurance Company in Topeka, Kansas. Security Benefit provides retirement products and services, including annuities and mutual funds.  Ms. Haag was employed by Security Benefit since 2003.  The Security Benefit companies are not parents, subsidiaries or affiliates of the Bank or the Company.

Carlton A. Ricketts. Age 60 years.  Mr. Ricketts serves as Executive Vice President, Chief Corporate Services Officer of the Bank and the Company.  Prior to accepting those responsibilities in 2012, he served as Chief Strategic Planning Officer of the Bank, a position held since 2007.

Daniel L. Lehman. Age 52 years. Mr. Lehman serves as Executive Vice President, Chief Retail Operations Officer of the Bank and Company. Prior to accepting those responsibilities in 2016, he served as First Vice President and Accounting Director, a position held since 2003 and Controller, a position held since 2005.

Tara D. Van Houweling. Age 44 years. Ms. Van Houweling serves as First Vice President, Principal Accounting Officer and Reporting Director. She has been with the Bank and Company since 2003, has held the position of First Vice President and Reporting Director since 2003, and Principal Accounting Officer since 2005.

Item 1A. Risk Factors
There are risks inherent in the Bank's and Company's business. The following is a summary of material risks and uncertainties relating to the operations of the Bank and the Company. Adverse experiences with these could have a material impact on the Company's financial condition and results of operations. Some of these risks and uncertainties are interrelated, and the occurrence of one or more of them may exacerbate the effect of others. These material risks and uncertainties are not necessarily presented in order of significance. In addition to the risks set forth below and the other risks described in this Annual Report, there may also be additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial that could materially and adversely affect our business, financial condition or operating results.

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

As was announced in July 2017, LIBOR is anticipated to be phased out and replaced by a new index by the end of 2021. As of September 30, 2017, the Bank's loan portfolio included $812.8 million of ARM loans for which the repricing index was tied to LIBOR. Additionally, the Bank has interest rate swaps with a notional amount of $200.0 million tied to LIBOR. Our loan agreements generally allow the Bank to choose a new index based upon comparable information if the current index is no longer available. The use of a new index could reduce our interest income and therefore have an adverse effect on our results of operations. Management continues to monitor the status and discussions regarding LIBOR.

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

The occurrence of any information system failure or interruption, breach of security or cyber-attack, at the Company, at its third-party service providers or counterparties may have an adverse effect on our business, reputation, financial condition or results of operations.
Information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger, our deposits and our loans. In the normal course of our business, we collect, process, retain and transmit (by email and other electronic means) sensitive and confidential information regarding our customers, employees and others. We also outsource certain aspects of our data processing, data processing operations, remote network monitoring, engineering and managed security services to third-party service providers. In addition to confidential information regarding our customers, employees and others, we, and in some cases a third party, compile, process, transmit and store proprietary, non-public information concerning our business, operations, plans and strategies.

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

Our business and operations depend on the secure processing, storage and transmission of confidential and other information in our information systems and those of our third-party service providers. Although we devote significant resources and management focus to ensuring the integrity of our information systems through information security measures, risk management practices, relationships with threat intelligence providers and business continuity planning, our facilities, computer systems, software and networks, and those of our third-party service providers, may be vulnerable to external or internal security breaches, acts of vandalism, unauthorized access, misuse, computer viruses or other malicious code and cyber attacks that could have a security impact. In addition, breaches of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to our confidential or other information or the confidential or other information of our customers, employees or others. While we regularly conduct security and risk assessments on our systems and those of our third-party service providers, there can be no assurance that their information security protocols are sufficient to withstand a cyber-attack or other security breach.

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

Our customers are also the target of cyber-attacks and identity theft. There have been several recent instances involving financial services and consumer-based companies reporting the unauthorized disclosure of client or customer information or the destruction or theft of corporate data. Large scale identity theft could result in customers' accounts being compromised and fraudulent activities being performed in their name. We have implemented certain safeguards against these types of activities but they may not fully protect us from fraudulent financial losses. The occurrence of a breach of security involving our customers' information, regardless of its origin, could damage our reputation and result in a loss of customers and business and subject us to additional regulatory scrutiny, and could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

An economic downturn, especially one affecting our geographic market area and certain regions of the country where we have correspondent loans, could adversely impact our business and financial results.
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties; therefore, we are particularly exposed to downturns in regional housing markets and, to a lesser extent, the U.S. housing market, along with changes in the levels of unemployment or underemployment. We monitor the current status and trends of local and national employment levels and trends and current conditions in the real estate and housing markets in our local market areas and certain areas where we have correspondent loans. Adverse conditions in our local economies and in certain areas where we have correspondent loans, such as inflation, unemployment, recession, natural disasters, or other factors beyond our control, could impact the ability of our borrowers to repay their loans. Any one or a combination of these events may have an adverse impact on borrowers' ability to repay their loans, which could result in increased delinquencies, non-performing assets, loan losses, and future loan loss provisions. Decreases in local real estate values could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure.

The increase in commercial real estate loans in our loan portfolio exposes us to increased lending and credit risks.
A growing portion of our loan portfolio consists of commercial real estate loans.  These loan types tend to be larger than and in different geographic regions from most of our existing loan portfolio and are generally considered to have different and greater risks than one- to four-family residential real estate loans. Furthermore, these loan types can expose us to a greater risk of delinquencies, non-performing assets, loan losses, and future loan loss provisions than one- to four-family residential real estate loans because repayment of such loans often depends on the successful operations of a business or of the underlying property.  Repayment of such loans may be affected by factors outside the borrower's control, such as adverse conditions in the real estate market, the economy, environmental factors, natural disasters, and/or changes in government regulation. Also, there are risks inherent in commercial real estate construction lending as the value of the project is uncertain prior to the completion of construction and subsequent lease-up. A sudden downturn in the economy or other unforeseen events could result in stalled projects or collateral shortfalls, thus exposing us to increased credit risk. Additionally, a large portion of our commercial real estate loans were originated/participated in during the past four fiscal years, which makes it difficult to assess the future performance of these loans because of the borrowers' relatively limited income history and loan payment history.

Our commercial real estate loans generally have significantly larger average loan balances compared to one- to four-family residential real estate loans and may involve multiple loans to groups of related borrowers. Our largest commercial real estate loan was $50.0 million at September 30, 2017, of which $35.9 million had been disbursed at September 30, 2017.

A growing commercial real estate loan portfolio subjects us to greater regulatory scrutiny. Regulatory agencies have observed that many commercial markets are experiencing substantial growth, and as a result, concentration levels of commercial loans have been rising at some institutions.

We regularly monitor the risks in our commercial real estate loan portfolio, including concentrations in such factors as geographic locations, property types, tenant brand name, borrowing relationships, and lending relationships in the case of participation loans, among other factors. We continually strive to maintain high underwriting standards, including selecting borrowers and guarantors that are financially sound and experienced in the industry, and selecting projects that meet the Bank's lending policies and risk appetite. The properties securing our commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce our exposure to adverse economic events, environmental factors and natural disasters that may affect any single market or industry. For additional information regarding our commercial real estate underwriting and monitoring of risk, see "Part 1, Item 1. Business - Lending Practices and Underwriting Standards - Commercial Real Estate Lending."

We are heavily reliant on technology, and a failure to effectively implement technology initiatives or anticipate future technology needs or demands could adversely affect our business or performance.
Like most financial institutions, the Bank significantly depends on technology to deliver its products and other services and to otherwise conduct business. To remain technologically competitive and operationally efficient, the Bank invests in system upgrades, new technological solutions, and other technology initiatives. Many of these solutions and initiatives have a significant duration, are tied to critical information systems, and require substantial resources. Although the Bank takes steps to mitigate the risks and uncertainties associated with these solutions and initiatives, there is no guarantee that they will be implemented on time, within budget, or without negative operational or customer impact. The Bank also may not succeed in anticipating its future technology needs, the technology demands of its customers, or the competitive landscape for technology. If the Bank were to falter in any of these areas, it could have an adverse effect on our business, financial condition or results of operations.

We may be required to provide remedial consideration to borrowers whose loans we purchase from correspondent and nationwide lenders if it is discovered that the originating company did not properly comply with lending regulations during the origination process.
We purchase whole one- to four-family loans from correspondent and nationwide lenders. While loans purchased on a loan-by-loan basis from correspondent lenders are underwritten by the Bank's underwriters and loans purchased in bulk packages from correspondent and nationwide lenders are evaluated on a certain set of criteria before being purchased, we are still subject to some risks associated with the loan origination process itself. By law, loan originators are required to comply with lending regulations at all times during the origination process. Even though the Bank can contractually pursue the originating company, certain compliance related risks associated with the origination process itself may shift from the originating company to the Bank once the Bank purchases the loan. Should it be discovered, at any point, that an instance of noncompliance occurred by the originating company during the origination process, the Bank may still be held responsible and required to remedy the issue for the loans it purchased from the originator. Remedial actions can include refunding interest paid to the borrower and adjusting the contractual interest rate on the loan to the current market rate if advantageous to the borrower. The Bank no longer purchases loans in bulk from nationwide lenders due primarily to these risks.

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

We operate in a highly regulated environment which limits the manner and scope of our business activities and we may be adversely affected by new and/or changes in laws and regulations or interpretation of existing laws and regulations.
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

Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation, interpretation or application, could have a material adverse impact on our operations. Moreover, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements and/or assessing monetary penalties. Bank regulatory agencies, such as the OCC and the FDIC, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of investors. The CFPB enforces consumer protection laws and regulations for the benefit of the consumer and not the protection or benefit of investors. In addition, new laws and regulations may continue to increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and securities, the products we offer, the fees we can charge and our ongoing operations, costs, and profitability.

The Company is also directly subject to the requirements of entities that set and interpret the accounting standards such as the Financial Accounting Standards Board, and indirectly subject to the actions and interpretations of the Public Company Accounting Oversight Board, which establishes auditing and related professional practice standards for registered public accounting firms and inspects registered firms to assess their compliance with certain laws, rules, and professional standards in public company audits. These regulations, along with the currently existing tax, accounting, securities, and monetary laws, regulations, rules, standards, policies and interpretations, control the methods by which financial institutions and their holding companies conduct business, engage in strategic and tax planning, implement strategic initiatives, and govern financial reporting.

The Company's failure to comply with laws, regulations or policies could result in civil or criminal sanctions and money penalties by state and federal agencies, and/or reputation damage, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Part I, Item 1. Business - Regulation and Supervision" for more information about the regulations to which the Company is subject.

The Company's ability to pay dividends is subject to the ability of the Bank to make capital distributions to the Company.
The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company, and also on the availability of cash at the holding company level in the event earnings are not sufficient to pay dividends. Under certain circumstances, capital distributions from the Bank to the Company may be subject to regulatory approvals. See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Limitations on Dividends and Other Capital Distributions" for additional information.

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

The Company may not attract and retain skilled employees.
The Company's success depends, in large part, on its ability to attract and retain key people. Competition for the best people can be intense, and the Company spends considerable time and resources attracting and hiring qualified people for its operations. The unexpected loss of the services of one or more of the Company's key personnel could have a material adverse impact on the Company's business because of their skills, knowledge of the Company's market, and years of industry experience, as well as the difficulty of promptly finding qualified replacement personnel.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
At September 30, 2017, we had 37 traditional branch offices and 10 in-store branch offices. The Bank owns the office building and related land in which its home office and executive offices are located, and 28 of its other branch offices. The remaining 18 branches are either leased or partially owned.

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
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing
Capitol Federal Financial, Inc. common stock is traded on the Global Select tier of the NASDAQ Stock Market under the symbol "CFFN". At November 22, 2017, there were approximately 9,624 Capitol Federal Financial, Inc. stockholders of record.

Price Range of Common Stock
The high and low sales prices for the common stock as reported on the NASDAQ Stock Market, as well as dividends declared per share, are reflected in the table below.

FISCAL YEAR 2017	HIGH	LOW	DIVIDENDS
First Quarter	$17.04	$13.82	$0.375
Second Quarter	16.98	14.17	0.085
Third Quarter	15.07	13.55	0.335
Fourth Quarter	14.94	13.21	0.085

FISCAL YEAR 2016	HIGH	LOW	DIVIDENDS
First Quarter	$13.36	$11.82	$0.335
Second Quarter	13.47	11.39	0.085
Third Quarter	13.95	12.70	0.335
Fourth Quarter	14.49	13.52	0.085

Share Repurchases
On October 28, 2015, the Company announced a stock repurchase plan for up to $70.0 million of common stock. The plan does not have an expiration date. Since the Company completed its second-step conversion in December 2010, $368.0 million worth of shares have been repurchased.

The following table summarizes our share repurchase activity during the three months ended September 30, 2017 and additional information regarding our share repurchase program.

				Approximate
	Total		Total Number of	Dollar Value of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
	Purchased	per Share	Announced Plans	Under the Plan
July 1, 2017 through
July 31, 2017	—	$—	—	$70,000,000
August 1, 2017 through
August 31, 2017	—	—	—	70,000,000
September 1, 2017 through
September 30, 2017	—	—	—	70,000,000
Total	—	—	—	70,000,000

Stockholders and General Inquiries
Copies of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 are available to stockholders at no charge in the Investor Relations section of our website, www.capfed.com.

Stockholder Return Performance Presentation
The information presented below assumes $100 invested on September 30, 2012 in the Company's common stock and in each of the indices, and assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

Total Return Performance
Index Value
250
225
200
175
150
125
100
75
50
Capitol Federal Financial, Inc.
NASDAQ Composite Index
SNL U.S. Bank & Thrift Index
09/30/12
09/30/13
09/30/14
09/30/15
09/30/16
09/30/17

	Period Ending
Index	9/30/2012	9/30/2013	9/30/2014	9/30/2015	9/30/2016	9/30/2017
Capitol Federal Financial, Inc.	100.00	113.03	116.48	127.84	158.20	175.20
NASDAQ Composite Index	100.00	122.77	148.08	153.99	179.29	221.75
SNL U.S. Bank & Thrift Index	100.00	130.10	153.33	156.54	161.85	227.64
Source: S&P Global Market Intelligence

Restrictions on the Payments of Dividends
The Company's ability to pay dividends is dependent, in part, upon its ability to obtain capital distributions from the Bank. The dividend policy of the Company is subject to the discretion of the Board of Directors and will depend upon a number of factors, including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company level. See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Limitations on Dividends and Other Capital Distributions" for additional information regarding the Company's ability to pay dividends.

Item 6. Selected Financial Data
The summary information presented below under "Selected Balance Sheet Data" and "Selected Operations Data" for, and as of the end of, each of the years ended September 30 is derived from our audited consolidated financial statements. The following information is only a summary and should be read in conjunction with our consolidated financial statements.

	September 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Selected Balance Sheet Data:
Total assets	$9,192,916	$9,267,247	$9,844,161	$9,865,028	$9,186,449
Loans receivable, net	7,195,071	6,958,024	6,625,027	6,233,170	5,958,868
Securities:
AFS	415,831	527,301	758,171	840,790	1,069,967
HTM	827,738	1,100,874	1,271,122	1,552,699	1,718,023
FHLB stock	100,954	109,970	150,543	213,054	128,530
Deposits	5,309,868	5,164,018	4,832,520	4,655,272	4,611,446
FHLB borrowings	2,173,808	2,372,389	3,270,521	3,369,677	2,513,538
Repurchase agreements	200,000	200,000	200,000	220,000	320,000
Stockholders' equity	1,368,313	1,392,964	1,416,226	1,492,882	1,632,126

	For the Year Ended September 30,
	2017	2016	2015	2014	2013
	(Dollars and counts in thousands, except per share amounts)
Selected Operations Data:
Total interest and dividend income	$313,186	$301,113	$297,362	$290,246	$298,554
Total interest expense	117,804	108,931	107,594	106,103	120,394
Net interest and dividend income	195,382	192,182	189,768	184,143	178,160
Provision for credit losses	—	(750)	771	1,409	(1,067)
Net interest and dividend income after
provision for credit losses	195,382	192,932	188,997	182,734	179,227
Retail fees and charges	15,053	14,835	14,897	14,937	15,342
Other non-interest income	7,143	8,477	6,243	8,018	7,947
Total non-interest income	22,196	23,312	21,140	22,955	23,289
Salaries and employee benefits	43,437	42,378	43,309	43,757	49,152
Other non-interest expense	46,221	51,927	51,060	46,780	47,795
Total non-interest expense	89,658	94,305	94,369	90,537	96,947
Income before income tax expense	127,920	121,939	115,768	115,152	105,569
Income tax expense	43,783	38,445	37,675	37,458	36,229
Net income	$84,137	$83,494	$78,093	$77,694	$69,340

Basic earnings per share	$0.63	$0.63	$0.58	$0.56	$0.48
Average basic shares outstanding	134,082	133,045	135,384	139,440	144,847
Diluted earnings per share	$0.63	$0.63	$0.58	$0.56	$0.48
Average diluted shares outstanding	134,244	133,176	135,409	139,442	144,848

	2017		2016		2015		2014		2013
Performance Ratios:
Return on average assets	0.75%	(1)	0.74%	(1)	0.70%	(1)	0.82%	(1)	0.75%
Return on average equity	6.09	(1)	5.95	(1)	5.32	(1)	5.00	(1)	4.14
Dividends paid per share	$0.88		$0.84		$0.84		$0.98		$1.00
Dividend payout ratio	140.20%		133.86%		146.19%		177.84%		211.75%
Operating expense ratio	0.80		0.84		0.84		0.96		1.05
Efficiency ratio	41.21		43.76		44.74		43.72		48.13
Ratio of average interest-earning assets
to average interest-bearing liabilities	1.12x		1.13x		1.14x		1.18x		1.21x
Net interest margin	1.79%	(1)	1.75%	(1)	1.73%	(1)	2.00%	(1)	1.97%

Interest rate spread information:
Average during period	1.66	(1)	1.63	(1)	1.59	(1)	1.79	(1)	1.70
End of period	2.04		1.92		1.85		1.84		1.72

Asset Quality Ratios:
Non-performing assets to total assets	0.20		0.35		0.31		0.29		0.33
Non-performing loans to total loans	0.23		0.42		0.39		0.40		0.44
ACL to non-performing loans	50.58		29.32		36.41		37.04		33.36
ACL to loans receivable, net	0.12		0.12		0.14		0.15		0.15

Capital Ratios:
Equity to total assets at end of period	14.9		15.0		14.4		15.1		17.8
Average equity to average assets	12.4		12.4		13.1		16.4		18.1
Company Tier 1 leverage ratio	12.3		12.3		12.6		N/A		N/A
Bank Tier 1 leverage ratio(2)	10.8		10.9		11.3		13.2		14.8

Other Data:
Number of traditional offices	37		37		37		37		36
Number of in-store offices	10		10		10		10		10

(1)
The table below provides a reconciliation between certain performance ratios presented in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the performance ratios excluding the effects of the leverage strategy, which are not presented in accordance with GAAP. Management believes it is important for comparability purposes to provide the performance ratios without the leverage strategy because of its unique nature. The leverage strategy reduces some of our performance ratios due to the amount of earnings associated with the transaction in comparison to the size of the transaction, while increasing our net income. Management can discontinue the leverage strategy at any point in time.

	For the Year Ended September 30,
	2017			2016
	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Return on average assets	0.75%	(0.14)%	0.89%	0.74%	(0.14)%	0.88%
Return on average equity	6.09	0.21	5.88	5.95	0.17	5.78
Net interest margin	1.79	(0.36)	2.15	1.75	(0.35)	2.10
Average interest rate spread	1.66	(0.32)	1.98	1.63	(0.30)	1.93

	For the Year Ended September 30,
	2015			2014
	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Return on average assets	0.70%	(0.13)%	0.83%	0.82%	(0.03)%	0.85%
Return on average equity	5.32	0.19	5.13	5.00	0.03	4.97
Net interest margin	1.73	(0.34)	2.07	2.00	(0.07)	2.07
Average interest rate spread	1.59	(0.28)	1.87	1.79	(0.05)	1.84

(2)
In periods prior to September 30, 2015, this ratio was calculated using end-of-period total assets in the denominator in accordance with regulatory capital requirements at that point in time. Beginning September 30, 2015, this ratio is calculated using current quarter average assets in the denominator in accordance with current regulatory capital requirements.

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

The Company's results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, securities, and cash, and the interest paid on deposits and borrowings. On a weekly basis, management reviews deposit flows, loan demand, cash levels, and changes in several market rates to assess all pricing strategies. The Bank's pricing strategy for first mortgage loan products includes setting interest rates based on secondary market prices and competitor pricing for our local lending markets, and secondary market prices and competitor pricing for our correspondent lending markets. Generally, deposit pricing is based upon a survey of competitors in the Bank's market areas, and the need to attract funding and retain maturing deposits. The majority of our loans are fixed-rate products with maturities up to 30 years, while the majority of our retail deposits have stated maturities or repricing dates of less than two years.

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

Local economic conditions have a significant impact on the ability of borrowers to repay loans and the value of the collateral securing these loans. The industries in the Bank's local market areas, where the properties securing approximately 67% of the Bank's one- to four-family loans are located, are diversified, especially in the Kansas City metropolitan statistical area, which comprises the largest segment of our loan portfolio and deposit base. As of October 2017, the unemployment rate was 3.6% for Kansas and 3.5% for Missouri, compared to the national average of 4.1% based on information from the Bureau of Labor Statistics. The Kansas City market area has an average household income of approximately $80 thousand per annum, based on 2017 estimates from Claritas Pop-Facts Premier. The average household income in our combined local market areas is approximately $76 thousand per annum, with 91% of the population at or above the poverty level, also based on the 2017 estimates from Claritas Pop-Facts Premier. The FHFA price index for Kansas and Missouri continues to indicate relative stability in property values in our local market areas. Management also monitors broad industry and economic indicators and trends in the states and/or metropolitan statistical areas with the highest concentrations of correspondent purchased loans.

For fiscal year 2017, the Company recognized net income of $84.1 million, or $0.63 per share, compared to net income of $83.5 million, or $0.63 per share, for fiscal year 2016. The increase in net income was due primarily to a $3.2 million increase in net interest income, partially offset by a $1.1 million decrease in non-interest income. Additionally, no provision for credit losses was recorded in fiscal year 2017, compared to a negative provision for credit losses of $750 thousand in fiscal year 2016.

During fiscal year 2017, the Bank continued to utilize a leverage strategy to increase earnings. The leverage strategy during the current fiscal year involved borrowing up to $2.10 billion either on the Bank's FHLB line of credit or by entering into short-term FHLB advances, depending on the rates offered by FHLB. The borrowings were repaid prior to each quarter end for regulatory purposes. The proceeds from the borrowings, net of the required FHLB stock holdings, which yielded approximately 6.4% during the current fiscal year, were deposited at the FRB of Kansas City. Net income attributable to the leverage strategy is largely derived from the dividends received on FHLB stock holdings, net of the interest rate spread between the yield on the cash at the FRB of Kansas City and the rate paid on the related FHLB borrowings, less applicable federal insurance premiums and estimated taxes. Net income attributable to the leverage strategy was $2.8 million during the current fiscal year, compared to $2.3 million for the prior fiscal year. The increase was due primarily to a more positive interest rate spread between the yield earned on the cash held at the FRB of Kansas City and the rate paid on the related FHLB borrowings than in the prior fiscal year, as well as to a decrease in federal insurance premiums attributed to the strategy and an increase in the yield on the FHLB stock attributed to the strategy. Management expects to continue this strategy in fiscal year 2018.

The net interest margin increased four basis points, from 1.75% for the prior fiscal year to 1.79% for the current fiscal year. Excluding the effects of the leverage strategy, the net interest margin would have increased five basis points, from 2.10% for the prior fiscal year to 2.15% for the current fiscal year. The increase in the net interest margin was due mainly to a shift in the mix of interest-earning assets from relatively lower yielding securities to higher yielding loans, partially offset by a decrease in the weighted average yield on loans. The positive impact of the decrease in interest expense on borrowings not related to the leverage strategy was offset by an increase in interest expense on deposits.

Total assets were $9.19 billion at September 30, 2017 compared to $9.27 billion at September 30, 2016. The $74.3 million decrease was due primarily to a $384.6 million decrease in the securities portfolio, partially offset by an increase in the loan portfolio.

The loans receivable portfolio, net, increased $237.0 million to $7.20 billion at September 30, 2017, from $6.96 billion at September 30, 2016. During the current fiscal year, the Bank originated and refinanced $698.5 million of loans with a weighted average rate of 3.68% and purchased $563.2 million of one- to four-family loans from correspondent lenders with a weighted average rate of 3.60%. The Bank also entered into participations of $67.7 million of commercial real estate loans with a weighted average rate of 3.98%, of which $43.2 million had not yet been funded as of September 30, 2017.

Loan activity in the current fiscal year decreased compared to the prior fiscal year due to the Bank managing the size of the loan portfolio as it manages its liquidity levels.  Loan volume has primarily been maintained through the rates offered to correspondent lenders.  Generally, over the past couple years, cash flows from the securities portfolio have been used primarily to purchase loans and in part to pay down FHLB advances. By moving cash from lower yielding assets to higher yielding assets and repaying higher cost liabilities, we have been able to maintain our net interest margin.  In addition to the repayment of securities, the Bank has emphasized growth in the deposit portfolio in part to pay down FHLB advances. The ratio of securities and cash to total assets was 17.4% at September 30, 2017, and we will be managing this ratio to approximately 15%. In the long run, management considers a ten percent ratio of stockholders' equity to total assets at the Bank as an appropriate level of capital. At September 30, 2017, this ratio was 13.1%.

Total liabilities were $7.82 billion at September 30, 2017 compared to $7.87 billion at September 30, 2016. FHLB borrowings decreased $198.6 million, to $2.17 billion at September 30, 2017, as certain maturing FHLB advances were not replaced. Deposits increased $145.9 million, to $5.31 billion at September 30, 2017, due mainly to increases in wholesale certificates and non-maturity retail deposits.

Stockholders' equity was $1.37 billion at September 30, 2017 compared to $1.39 billion at September 30, 2016. The $24.7 million decrease was due primarily to the payment of $118.0 million in cash dividends, partially offset by net income of $84.1 million. The cash dividends paid during the current fiscal year totaled $0.88 per share and consisted of a $0.29 per share cash true-up dividend related to fiscal year 2016 earnings per the Company's dividend policy, a $0.25 per share True Blue Capitol dividend, and four regular quarterly cash dividends totaling $0.34 per share.

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

Management utilizes the formula analysis model, along with analyzing and considering several other relevant internal and external data elements, when evaluating the adequacy of the ACL. Such data elements include the trend and composition of delinquent and non-performing loans, trends in foreclosed property and short sale transactions and charge-off activity, the current status and trends of local and national employment levels, trends and current conditions in the housing markets, loan growth and concentrations, industry and peer charge-off and ACL information, and certain ACL ratios such as ACL to loans receivable, net and annualized historical losses. Since our loan portfolio is primarily concentrated in one- to four-family real estate, management monitors residential real estate market value trends in the Bank's local market areas and geographic sections of the U.S. by reference to various industry and market reports, economic releases and surveys, and management's general and specific knowledge of the real estate markets in which we lend, in order to determine what impact, if any, such trends may have on the level of ACL. Reviewing these data elements assists management in evaluating the overall credit quality of the loan portfolio and the reasonableness of the ACL on an ongoing basis, and whether changes need to be made to our ACL methodology. In addition, the adequacy of the Company's ACL is reviewed during bank regulatory examinations. We consider any comments from our regulators when assessing the appropriateness of our ACL. We seek to apply ACL methodology in a consistent manner; however, the methodology can be modified in response to changing conditions.

Fair Value Measurements.  The Company uses fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures in accordance with Accounting Standard Codification ("ASC") 820 and ASC 825. The Company groups its financial instruments at fair value in three levels based on the markets in which the instruments are traded and the reliability of the assumptions used to determine fair value, with Level 1 (quoted prices for identical assets in an active market) being considered the most reliable, and Level 3 having the most unobservable inputs and therefore being considered the least reliable.  The Company bases its fair values on the price that would be received from the sale of an asset in an orderly transaction between market participants at the measurement date.  The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

The Company's AFS securities are measured at fair value on a recurring basis.  Changes in the fair value of AFS securities are recorded, net of tax, as AOCI in stockholders' equity.  The Company primarily uses prices obtained from third party pricing services to determine the fair value of its AFS securities. Various modeling techniques are used to determine pricing for the Company's securities, including option pricing, discounted cash flow models, and similar techniques. The inputs to these models may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.  There is one security, with a balance of $2.1 million at September 30, 2017, in the AFS portfolio that has significant unobservable inputs requiring the independent pricing services to use some judgment in pricing the related securities.  This AFS security is classified as Level 3.  All other AFS securities are classified as Level 2.

The Company's interest rate swaps are measured at fair value on a recurring basis. The Company uses a discounted cash flow analysis using observable market-based inputs to determine the fair value of is interest rate swaps. Changes in the fair value of the interest rate swaps are recorded, net of tax, as AOCI in stockholders' equity. The Company did not have any other liabilities that were measured at fair value at September 30, 2017.

Loans individually evaluated for impairment and OREO are measured at fair value on a non-recurring basis. These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.  Fair values of loans individually evaluated for impairment are estimated through current appraisals. OREO fair values are estimated using current appraisals or listing prices. Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.

Recent Accounting Pronouncements
For a discussion of Recent Accounting Pronouncements, see "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – Note 1. Summary of Significant Accounting Policies."

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

•
Retail Financial Services. We offer a wide array of deposit products and retail services. These products include checking, savings, money market, certificates of deposit, and retirement accounts. They are provided through a branch network of 47 locations, including traditional branches and retail in-store locations, our call center which operates on extended hours, mobile banking, telephone banking, and online banking and bill payment services.

•
Cost Control. We generally are very effective at controlling our costs of operations. By using technology, we are able to centralize our loan servicing and deposit support functions for efficient processing.  We have located our branches to serve a broad range of customers through relatively few branch locations.  Our average deposit base per traditional branch at September 30, 2017 was approximately $123.1 million.  This large average deposit base per branch helps to control costs.  Our one- to four-family lending strategy and our effective management of credit risk allows us to service a large portfolio of loans at efficient levels because it costs less to service a portfolio of performing loans.

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

•
Stockholder Value. We strive to enhance stockholder value while maintaining a strong capital position.  One way that we continue to provide returns to stockholders is through our dividend payments.  Total dividends declared and paid during fiscal year 2017 were $118.0 million, including a $0.25 per share, or $33.6 million, True Blue® Capitol Dividend paid in June 2017.  The Company's cash dividend payout policy is reviewed quarterly by management and the Board of Directors, and the ability to pay dividends under the policy depends upon a number of factors, including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company level. For fiscal year 2018, it is the intent of the Board of Directors and management to continue with the payout of 100% of the Company's earnings to its stockholders through regular quarterly dividends and a true-up dividend.

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

Financial Condition
Assets. Total assets were $9.19 billion at September 30, 2017 compared to $9.27 billion at September 30, 2016. The $74.3 million decrease was due primarily to a $384.6 million decrease in the securities portfolio, partially offset by an increase in the loan portfolio.

Loans Receivable. Loans receivable, net, increased $237.0 million to $7.20 billion at September 30, 2017 from $6.96 billion at September 30, 2016. The one- to four-family loan portfolio increased $119.1 million and the commercial real estate loan portfolio increased $115.8 million. The following table presents the balance and weighted average rate of our loan portfolio as of the dates indicated. Within the one- to four-family loan portfolio at September 30, 2017, 58% of this amount had a balance at origination of less than $424 thousand.

	September 30, 2017		September 30, 2016
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Real estate loans:
One- to four-family:
Originated	$3,959,232	3.70%	$4,005,615	3.74%
Correspondent purchased	2,445,311	3.53	2,206,072	3.50
Bulk purchased	351,705	2.29	416,653	2.23
Construction	30,647	3.45	39,430	3.45
Total	6,786,895	3.56	6,667,770	3.56
Commercial:
Permanent	183,030	4.24	110,768	4.16
Construction	86,952	3.80	43,375	4.13
Total	269,982	4.10	154,143	4.15
Total real estate loans	7,056,877	3.58	6,821,913	3.58

Consumer loans:
Home equity	122,066	5.40	123,345	5.01
Other	3,808	4.05	4,264	4.21
Total consumer loans	125,874	5.36	127,609	4.99
Total loans receivable	7,182,751	3.61	6,949,522	3.60

Less:
ACL	8,398		8,540
Discounts/unearned loan fees	24,962		24,933
Premiums/deferred costs	(45,680)		(41,975)
Total loans receivable, net	$7,195,071		$6,958,024

Loan Activity - The following tables summarize activity in the loan portfolio, along with weighted average rates where applicable, for the periods indicated, excluding changes in ACL, discounts/unearned loan fees, and premiums/deferred costs. Loans that were paid-off as a result of refinances are included in repayments. Loan endorsements are not included in the activity in the following tables because a new loan is not generated at the time of the endorsement. The endorsed balance and rate are included in the ending loan portfolio balance and rate. During the fiscal years ended September 30, 2017 and 2016, the Bank endorsed $53.1 million and $160.0 million of one- to four-family loans, respectively, reducing the average rate on those loans by 71 and 91 basis points, respectively.

	For the Three Months Ended
	September 30, 2017		June 30, 2017		March 31, 2017		December 31, 2016
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$7,228,425	3.60%	$7,182,346	3.59%	$7,061,557	3.58%	$6,949,522	3.60%
Originated and refinanced:
Fixed	102,687	3.82	116,422	3.94	115,560	3.66	176,554	3.26
Adjustable	44,900	4.10	59,372	3.87	36,417	3.82	46,566	3.54
Purchased and participations:
Fixed	76,906	3.92	135,041	3.97	143,852	3.69	187,674	3.52
Adjustable	17,046	3.33	17,930	3.24	27,158	2.98	25,262	2.73
Change in undisbursed loan funds	21,823		13,648		37,862		3,696
Repayments	(307,909)		(295,988)		(239,072)		(326,839)
Principal recoveries (charge-offs), net	(88)		39		(74)		(19)
Other	(1,039)		(385)		(914)		(859)
Ending balance	$7,182,751	3.61	$7,228,425	3.60	$7,182,346	3.59	$7,061,557	3.58

	For the Year Ended September 30,
	2017		2016
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$6,949,522	3.60%	$6,622,728	3.66%
Originations and refinances:
Fixed	511,223	3.62	606,365	3.52
Adjustable	187,255	3.83	166,539	3.65
Purchases and participations:
Fixed	543,473	3.73	720,253	3.64
Adjustable	87,396	3.03	143,679	3.36
Change in undisbursed loan funds	77,029		(142,027)
Repayments	(1,169,808)		(1,164,000)
Principal charge-offs, net	(142)		(153)
Other	(3,197)		(3,862)
Ending balance	$7,182,751	3.61	$6,949,522	3.60

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

	For the Year Ended
	September 30, 2017			September 30, 2016
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family:
<= 15 years	$212,477	3.04%	16.0%	$265,721	2.97%	16.2%
> 15 years	772,549	3.81	58.1	871,669	3.67	53.3
Commercial real estate	65,696	4.03	4.9	184,153	4.01	11.2
Home equity	3,510	5.87	0.3	4,247	5.71	0.3
Other	464	9.87	—	828	8.73	0.1
Total fixed-rate	1,054,696	3.68	79.3	1,326,618	3.59	81.1

Adjustable-rate:
One- to four-family:
<= 36 months	7,554	2.88	0.6	4,980	2.58	0.3
> 36 months	189,576	3.06	14.3	183,697	2.90	11.2
Commercial real estate	2,992	3.25	0.2	47,876	4.29	2.9
Home equity	72,245	5.03	5.4	71,013	4.65	4.3
Other	2,284	3.40	0.2	2,652	3.36	0.2
Total adjustable-rate	274,651	3.58	20.7	310,218	3.52	18.9

Total originated, refinanced and purchased	$1,329,347	3.66	100.0%	$1,636,836	3.57	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$478,772	3.70		$567,014	3.56
Participations - commercial real estate	64,701	4.01		153,239	3.94
Total fixed-rate purchased/participations	543,473	3.73		720,253	3.64

Adjustable-rate:
Correspondent - one- to four-family	84,404	3.02		95,803	2.90
Participations - commercial real estate	2,992	3.25		47,876	4.29
Total adjustable-rate purchased/participations	87,396	3.03		143,679	3.36
Total purchased/participation loans	$630,869	3.64		$863,932	3.60

One- to Four-Family Loans - The following table presents, for our portfolio of one- to four-family loans, the amount, percent of total, weighted average credit score, weighted average LTV ratio, and the average balance per loan as of the dates presented. Credit scores are updated at least semiannually, with the latest update in September 2017, from a nationally recognized consumer rating agency. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

	September 30, 2017
		% of	Credit		Average
	Amount	Total	Score	LTV	Balance
	(Dollars in thousands)
Originated	$3,959,232	58.6%	767	63%	$135
Correspondent purchased	2,445,311	36.2	764	68	375
Bulk purchased	351,705	5.2	757	63	305
	$6,756,248	100.0%	765	65	182

	September 30, 2016
		% of	Credit		Average
	Amount	Total	Score	LTV	Balance
	(Dollars in thousands)
Originated	$4,005,615	60.4%	766	63%	$132
Correspondent purchased	2,206,072	33.3	764	68	360
Bulk purchased	416,653	6.3	753	64	308
	$6,628,340	100.0%	765	65	175

The following table presents originated, refinanced, and correspondent purchased activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average LTVs and weighted average credit scores for the periods indicated. Of the loans originated during the current year, $115.4 million were refinanced from another lender. Of the loans originated and refinanced during the current year, 72% had loan values of $424 thousand or less. Of the correspondent loans purchased during the current year, 12% had loan values of $424 thousand or less.

	For the Year Ended
	September 30, 2017			September 30, 2016
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$498,145	77%	766	$515,395	78%	770
Refinanced by Bank customers	120,835	66	760	147,855	66	765
Correspondent purchased	563,176	74	765	662,817	74	763
	$1,182,156	74	765	$1,326,067	75	766

The following table presents the amount, percent of total, and weighted average rate, by state, of one- to four-family loan originations and correspondent purchases where originations and purchases in the state exceeded five percent of the total amount originated and purchased during the year ended September 30, 2017.

State	Amount	% of Total	Rate
	(Dollars in thousands)
Kansas	$554,282	46.9%	3.51%
Texas	223,289	18.9	3.58
Missouri	180,426	15.3	3.59
Other states	224,159	18.9	3.58
	$1,182,156	100.0%	3.55

One- to Four-Family Loan Commitments - The following table summarizes our one- to four-family loan origination and refinance commitments and one- to four-family correspondent loan purchase commitments as of September 30, 2017, along with associated weighted average rates. Loan commitments generally have fixed expiration dates or other termination clauses and may require the payment of a rate lock fee. It is expected that some of the loan commitments will expire unfunded, so the amounts reflected in the table below are not necessarily indicative of future cash needs.

	Fixed-Rate
	15 years	More than	Adjustable-	Total
	or less	15 years	Rate	Amount	Rate
	(Dollars in thousands)
Originate/refinance	$9,185	$27,814	$9,790	$46,789	3.58%
Correspondent	5,555	68,930	7,100	81,585	3.88
	$14,740	$96,744	$16,890	$128,374	3.77

Rate	3.21%	3.94%	3.28%

Commercial Real Estate Loans - During the current fiscal year, the Bank entered into commercial real estate loan participations of $67.7 million, which included $54.0 million of commercial real estate construction loans. The majority of the $54.0 million of commercial real estate construction loans had not yet been funded as of September 30, 2017. As of September 30, 2017, $87.0 million of the Bank's $270.0 million outstanding commercial real estate portfolio were construction loans, with an additional $105.9 million of undisbursed amounts. The Bank intends to continue to grow its commercial real estate loan portfolio through participations with correspondent lenders and other select lead banks.

The following table presents the Bank's commercial real estate loans and loan commitments by industry classification, as defined by the North American Industry Classification System, as of September 30, 2017. Included in the table are fixed-rate loans totaling $294.8 million at a weighted average rate of 4.05% and adjustable-rate loans totaling $128.4 million at a weighted average rate of 4.46%. The weighted average rate of fixed-rate loans is lower than that of adjustable-rate loans due to the majority of the fixed-rate loans in the portfolio at September 30, 2017 having shorter terms. Based on the terms of the construction loans as of September 30, 2017, of the $105.9 million of undisbursed amounts in the table, approximately $31.0 million is projected to be disbursed by December 31, 2017, and an additional $55.7 million is projected to be disbursed by September 30, 2018. It is possible that not all of the funds will be disbursed due to the nature of the funding of construction projects. For outstanding commitments, in certain cases, the weighted average rate presented represents our best estimate.

	Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Principal	Amount	Amount	Commitments	Total	Total
	(Dollars in thousands)
Accommodation and food services	$123,839	$16,664	$140,503	$24,700	$165,203	39.0%
Health care and social assistance	38,273	49,563	87,836	—	87,836	20.8
Real estate rental and leasing	23,420	37,835	61,255	1,650	62,905	14.9
Arts, entertainment, and recreation	33,944	—	33,944	—	33,944	8.0
Multi-family	10,322	—	10,322	20,950	31,272	7.4
Retail trade	25,480	1,822	27,302	—	27,302	6.4
Other	14,704	—	14,704	—	14,704	3.5
	$269,982	$105,884	$375,866	$47,300	$423,166	100.0%

Weighted average rate	4.10%	4.34%	4.17%	4.22%	4.17%

The following table summarizes the Bank's commercial real estate loans by state as of September 30, 2017.

	Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Principal	Amount	Amount	Commitments	Total	Total
	(Dollars in thousands)
Texas	$89,647	$54,280	$143,927	$24,700	$168,627	39.8%
Missouri	74,297	50,104	124,401	—	124,401	29.4
Kansas	75,381	—	75,381	—	75,381	17.8
Nebraska	—	—	—	20,950	20,950	5.0
Colorado	14,731	—	14,731	1,650	16,381	3.9
Arkansas	8,006	—	8,006	—	8,006	1.9
California	6,471	—	6,471	—	6,471	1.5
Montana	1,449	1,500	2,949	—	2,949	0.7
	$269,982	$105,884	$375,866	$47,300	$423,166	100.0%

The following table presents the Bank's commercial real estate loan portfolio and outstanding loan commitments, categorized by gross loan amount (unpaid principal plus undisbursed amounts) or outstanding loan commitment amount, as of September 30, 2017.

	Count	Amount
	(Dollars in thousands)
Greater than $30 million	4	$157,180
>$15 to $30 million	6	142,530
>$10 to $15 million	2	25,855
>$5 to $10 million	3	24,350
$1 to $5 million	23	66,119
Less than $1 million	16	7,132
	54	$423,166

Securities. The following table presents the distribution of our securities portfolio, at amortized cost, at the dates indicated. Overall, fixed-rate securities comprised 75% of our securities portfolio at September 30, 2017. The weighted average life ("WAL") is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	September 30, 2017			September 30, 2016
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Fixed-rate securities:
MBS	$632,422	2.14%	2.9	$836,852	2.16%	2.9
GSE debentures	271,300	1.29	1.3	346,226	1.15	0.9
Municipal bonds	28,337	1.65	2.0	33,303	1.69	2.4
Total fixed-rate securities	932,059	1.88	2.4	1,216,381	1.86	2.3

Adjustable-rate securities:
MBS	304,153	2.55	4.6	400,161	2.25	4.7
TRUPs	2,067	2.58	19.7	2,123	2.11	20.7
Total adjustable-rate securities	306,220	2.55	4.7	402,284	2.24	4.8
Total securities portfolio	$1,238,279	2.05	3.0	$1,618,665	1.95	2.9

The following table presents the carrying value of MBS in our portfolio by issuer at the dates presented.

	At September 30,
	2017	2016
	(Dollars in thousands)
FNMA	$575,142	$752,141
FHLMC	306,196	413,458
Government National Mortgage Association	61,109	80,479
	$942,447	$1,246,078

Mortgage-Backed Securities - The balance of MBS, which primarily consists of securities of U.S. GSEs, decreased $303.6 million from $1.25 billion at September 30, 2016 to $942.4 million at September 30, 2017. The following tables summarize the activity in our portfolio of MBS for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented. The beginning and ending WAL is the estimated remaining principal repayment term (in years) after three-month historical prepayment speeds have been applied.

	For the Three Months Ended
	September 30, 2017			June 30, 2017			March 31, 2017			December 31, 2016
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,017,145	2.26%	3.6	$1,090,870	2.25%	3.9	$1,166,326	2.18%	3.5	$1,246,078	2.19%	3.5
Maturities and repayments	(72,966)			(71,763)			(73,801)			(88,564)
Net amortization of (premiums)/discounts	(937)			(992)			(1,015)			(1,290)
Purchases:
Fixed	—	—	—	—	—	—	—	—	—	10,890	1.99	3.8
Adjustable	—	—	—	—	—	—	—	—	—	—	—	—
Change in valuation on AFS securities	(795)			(970)			(640)			(788)
Ending balance - carrying value	$942,447	2.28	3.5	$1,017,145	2.26	3.6	$1,090,870	2.25	3.9	$1,166,326	2.18	3.5

	For the Year Ended September 30,
	2017			2016
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,246,078	2.19%	3.5	$1,462,539	2.24%	3.8
Maturities and repayments	(307,094)			(350,990)
Net amortization of (premiums)/discounts	(4,234)			(5,011)
Purchases:
Fixed	10,890	1.99	3.8	42,827	1.83	4.1
Adjustable	—	—	—	100,133	2.02	5.4
Change in valuation on AFS securities	(3,193)			(3,420)
Ending balance - carrying value	$942,447	2.28	3.5	$1,246,078	2.19	3.5

Investment Securities - Investment securities, which consist of U.S. GSE debentures (primarily issued by FNMA, FHLMC, or Federal Home Loan Banks) and municipal investments, decreased $81.0 million, from $382.1 million at September 30, 2016 to $301.1 million at September 30, 2017. The following tables summarize the activity of investment securities for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented. The beginning and ending WALs represent the estimated remaining principal repayment terms (in years) of the securities after projected call dates have been considered, based upon market rates at each date presented.

	For the Three Months Ended
	September 30, 2017			June 30, 2017			March 31, 2017			December 31, 2016
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$326,786	1.29%	1.6	$328,323	1.29%	1.9	$355,681	1.27%	2.0	$382,097	1.20%	1.2
Maturities and calls	(25,818)			(1,538)			(28,863)			(50,019)
Net amortization of (premiums)/discounts	(55)			(57)			(61)			(72)
Purchases:
Fixed	—	—	—	—	—	—	1,535	1.30	3.4	25,000	1.70	4.0
Change in valuation on AFS securities	209			58			31			(1,325)
Ending balance - carrying value	$301,122	1.33	1.5	$326,786	1.29	1.6	$328,323	1.29	1.9	$355,681	1.27	2.0

	For the Year Ended September 30,
	2017			2016
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$382,097	1.20%	1.2	$566,754	1.19%	1.8
Maturities and calls	(106,238)			(285,152)
Net amortization of (premiums)/discounts	(245)			(331)
Purchases:
Fixed	26,535	1.68	4.0	101,359	1.09	0.8
Change in valuation on AFS securities	(1,027)			(533)
Ending balance - carrying value	$301,122	1.33	1.5	$382,097	1.20	1.2

Liabilities. Total liabilities were $7.82 billion at September 30, 2017 compared to $7.87 billion at September 30, 2016. The decrease in total liabilities was due primarily to not replacing certain maturing FHLB advances, partially offset by an increase in deposits.

Deposits - Deposits were $5.31 billion at September 30, 2017 compared to $5.16 billion at September 30, 2016. The increase was due mainly to increases in wholesale certificates and non-maturity retail deposits. We continue to be competitive on deposit rates and, in some cases, our offer rates for longer-term certificates of deposit have been higher than peers. Offering competitive rates on longer-term certificates of deposit has been an on-going balance sheet strategy by management in anticipation of higher interest rates. If short-term interest rates continue to rise, our customers may move funds from their checking, savings and money market accounts to higher yielding deposit products within the Bank or withdraw their funds from these accounts, including certificates of deposit, to invest in higher yielding investments outside of the Bank.

The following table presents the amount, weighted average rate and percent of total for the components of our deposit portfolio at the dates presented.

	At September 30,
	2017			2016
			% of			% of
	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Non-interest-bearing checking	$243,670	—%	4.6%	$217,009	—%	4.2%
Interest-bearing checking	615,615	0.05	11.6	597,319	0.05	11.6
Savings	349,977	0.24	6.6	335,426	0.17	6.5
Money market	1,190,185	0.24	22.4	1,186,132	0.24	23.0
Retail certificates of deposit	2,450,418	1.52	46.1	2,458,160	1.43	47.6
Public units	460,003	1.28	8.7	369,972	0.70	7.1
	$5,309,868	0.89	100.0%	$5,164,018	0.80	100.0%

The following tables set forth scheduled maturity information for our certificates of deposit, including public units, along with associated weighted average rates, at September 30, 2017.

	Amount Due
		More than	More than
	1 year	1 year to	2 years to 3	More than	Total
Rate range	or less	2 years	years	3 years	Amount	Rate
	(Dollars in thousands)
0.00 – 0.99%	$469,691	$78,910	$84	$—	$548,685	0.74%
1.00 – 1.99%	645,723	619,783	478,619	422,071	2,166,196	1.60
2.00 – 2.99%	1,001	49,844	113,263	31,432	195,540	2.24
	$1,116,415	$748,537	$591,966	$453,503	$2,910,421	1.48

Percent of total	38.4%	25.7%	20.3%	15.6%
Weighted average rate	1.08	1.52	1.86	1.93
Weighted average maturity (in years)	0.4	1.5	2.5	3.9	1.7
Weighted average maturity for the retail certificate of deposit portfolio (in years)					1.8

	Amount Due
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)
Retail certificates of deposit less than $100,000	$173,572	$151,496	$244,242	$942,200	$1,511,510
Retail certificates of deposit of $100,000 or more	77,341	66,645	114,642	680,280	938,908
Public unit deposits of $100,000 or more	149,081	82,462	56,934	171,526	460,003
	$399,994	$300,603	$415,818	$1,794,006	$2,910,421

Borrowings - The following tables present borrowing activity for the periods shown. The borrowings presented in the table have original contractual terms of one year or longer. FHLB advances are presented at par. The weighted average effective rate includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The weighted average maturity ("WAM") is the remaining weighted average contractual term in years. The beginning and ending WAMs represent the remaining maturity at each date presented. For new borrowings, the WAMs presented are as of the date of issue.

	For the Three Months Ended
	September 30, 2017			June 30, 2017			March 31, 2017			December 31, 2016
		Effective			Effective			Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,175,000	2.23%	2.5	$2,475,000	2.35%	2.5	$2,475,000	2.35%	2.7	$2,575,000	2.29%	2.9
Maturities:
FHLB advances	(100,000)	3.12		(300,000)	3.24		—	—		(100,000)	0.78
New FHLB borrowings:
Fixed-rate	100,000	1.85	3.0	—	—	—	—	—	—	—	—	—
Interest rate swaps(1)	200,000	2.05	6.0	—	—	—	—	—	—	—	—	—
Ending balance	$2,375,000	2.16	2.7	$2,175,000	2.23	2.5	$2,475,000	2.35	2.5	$2,475,000	2.35	2.7

	For the Year Ended September 30,
	2017			2016
		Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,575,000	2.29%	2.9	$2,775,000	2.29%	3.3
Maturities:
FHLB advances	(500,000)	2.72		(400,000)	1.97
New FHLB borrowings:
Fixed-rate	100,000	1.85	3.0	200,000	1.64	5.0
Interest rate swaps(1)	200,000	2.05	6.0	—	—	—
Ending balance	$2,375,000	2.16	2.7	$2,575,000	2.29	2.9

(1)
Represents adjustable-rate FHLB advances for which the Bank has entered into interest rate swaps with a notional amount of $200.0 million to hedge the variability in cash flows associated with the advances. The effective rate and WAM presented include the effect of the interest rate swaps. Excluding the effect of the interest rate swaps, the weighted average effective rate of the adjustable-rate FHLB advances was 1.30% and the WAM as of the date of issue was one year.

Maturities - The following table presents the maturity of term borrowings (including FHLB advances, at par, and repurchase agreements), along with associated weighted average contractual and effective rates as of September 30, 2017. During the current fiscal year, the Bank entered into interest rate swaps with a notional amount of $200.0 million in order to hedge the variability of cash flows associated with 12-month adjustable-rate FHLB advances. The combination of the swaps with the advances creates synthetic long-term liabilities with an expected WAL of approximately six years at September 30, 2017. The 12-month adjustable-rate FHLB advances are presented in the table below based on the contractual maturity date of the advance.

	FHLB	Repurchase
Maturity by	Advances	Agreements	Total	Contractual	Effective
Fiscal Year	Amount	Amount	Amount	Rate	Rate(1)
	(Dollars in thousands)
2018	$475,000	$100,000	$575,000	2.16%	2.55%
2019	500,000	—	500,000	1.56	1.69
2020	350,000	100,000	450,000	2.11	2.11
2021	550,000	—	550,000	2.27	2.27
2022	200,000	—	200,000	2.23	2.23
2023	100,000	—	100,000	1.82	1.82
	$2,175,000	$200,000	$2,375,000	2.04	2.16

(1)	The effective rate includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid.

The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail and public unit amounts, and term borrowings for the next four quarters as of September 30, 2017.

	Retail		Public Unit		Term
Maturity by	Certificate	Repricing	Deposit	Repricing	Borrowings	Repricing		Repricing
Quarter End	Amount	Rate	Amount	Rate	Amount	Rate	Total	Rate
	(Dollars in thousands)
December 31, 2017	$250,913	1.01%	$149,081	1.11%	$200,000	2.94%	$599,994	1.68%
March 31, 2018	218,141	1.09	82,462	1.19	—	—	300,603	1.12
June 30, 2018	208,676	1.04	35,721	1.24	100,000	2.82	344,397	1.57
September 30, 2018	150,208	1.09	21,213	1.22	275,000	2.17	446,421	1.76
	$827,938	1.05	$288,477	1.16	$575,000	2.55	$1,691,415	1.58

Stockholders' Equity. Stockholders' equity was $1.37 billion at September 30, 2017 compared to $1.39 billion at September 30, 2016. The $24.7 million decrease was due primarily to the payment of $118.0 million in cash dividends, partially offset by net income of $84.1 million. The cash dividends paid during the current fiscal year totaled $0.88 per share and consisted of a $0.29 per share cash true-up dividend related to fiscal year 2016 earnings per the Company's dividend policy, a $0.25 per share True Blue Capitol dividend, and four regular quarterly cash dividends totaling $0.34 per share.

On October 18, 2017, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $11.4 million, payable on November 17, 2017 to stockholders of record as of the close of business on November 3, 2017. On October 27, 2017, the Company announced a fiscal year 2017 cash true-up dividend of $0.29 per share, or approximately $39.0 million, related to fiscal year 2017 earnings. The $0.29 per share cash true-up dividend was determined by taking the difference between total earnings for fiscal year 2017 and total regular quarterly cash dividends paid during fiscal year 2017, divided by the number of shares outstanding as of October 24, 2017. The cash true-up dividend is payable on December 1, 2017 to stockholders of record as of the close of business on November 17, 2017, and is the result of the Board of Directors' commitment to distribute to stockholders 100% of the annual earnings of Capitol Federal Financial, Inc. for fiscal year 2017.

At September 30, 2017, Capitol Federal Financial, Inc., at the holding company level, had $120.8 million on deposit at the Bank. For fiscal year 2018, it is the intent of the Board of Directors and management to continue with the payout of 100% of the Company's earnings to its stockholders. The payout is expected to be in the form of regular quarterly cash dividends of $0.085 per share, totaling $0.34 for the year, and a cash true-up dividend equal to fiscal year 2018 earnings in excess of the amount paid as regular quarterly cash dividends during fiscal year 2018. It is anticipated that the fiscal year 2018 cash true-up dividend will be paid in December 2018. Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company.

Capitol Federal Financial, Inc. works to find multiple ways to provide stockholder value. Primarily this has been through stock buybacks and the payment of cash dividends. The Company has maintained a dividend policy of paying out 100% of its earnings to stockholders in the form of quarterly cash dividends and an annual true-up dividend in December of each year. In addition, due to the excess capital levels at the Company and the Bank, the Company has paid out a True Blue dividend of $0.25 cash per share in June of each of the past four years and in December prior to that. The Company considers various business strategies and their impact on capital and asset measures on both a current and future basis, as well as regulatory considerations, including capital levels and requirements, in determining the amount, if any, and timing of the True Blue dividend.

The following table presents regular quarterly dividends and special dividends paid in calendar years 2017, 2016, and 2015. The amounts represent cash dividends paid during each period. The 2017 true-up dividend amount presented represents the dividend payable on December 1, 2017 to stockholders of record as of November 17, 2017.

	Calendar Year
	2017		2016		2015
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$11,386	$0.085	$11,305	$0.085	$11,592	$0.085
Quarter ended June 30	11,409	0.085	11,314	0.085	11,585	0.085
Quarter ended September 30	11,411	0.085	11,323	0.085	11,385	0.085
Quarter ended December 31	11,427	0.085	11,363	0.085	11,303	0.085
True-up dividends paid	38,985	0.290	38,835	0.290	33,248	0.250
True Blue dividends paid	33,559	0.250	33,274	0.250	33,924	0.250
Calendar year-to-date dividends paid	$118,177	$0.880	$117,414	$0.880	$113,037	$0.840

In October 2015, the Company announced a stock repurchase plan for up to $70.0 million of common stock. It is anticipated that shares will be purchased from time to time based upon market conditions and available liquidity. There is no expiration for this repurchase plan and no shares have been repurchased under this repurchase plan.

Weighted Average Yields and Rates. The following table presents the weighted average yields on interest-earning assets, the weighted average rates paid on interest-bearing liabilities, and the resultant interest rate spreads at the dates indicated. As previously discussed, the leverage strategy was not in place at September 30, 2017 and 2016, so the end of period yields/rates presented at September 30, 2017 and 2016 in the table below do not reflect the effects of this strategy. At September 30, 2015, $700.0 million of the leverage strategy was in place. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yields/rates. The weighted average rate on FHLB borrowings includes the impact of interest rate swaps. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	At September 30,
	2017	2016	2015
Yield on:
Loans receivable	3.59%	3.58%	3.65%
MBS	2.28	2.19	2.24
Investment securities	1.33	1.20	1.19
FHLB stock	6.47	5.98	5.98
Cash and cash equivalents	1.25	0.49	0.25
Combined yield on interest-earning assets	3.32	3.22	3.06

Rate paid on:
Checking deposits	0.04	0.04	0.04
Savings deposits	0.24	0.17	0.16
Money market deposits	0.24	0.24	0.23
Retail certificates	1.52	1.43	1.29
Wholesale certificates	1.28	0.70	0.40
Total deposits	0.89	0.80	0.72
FHLB borrowings	2.09	2.24	1.82
Repurchase agreements	2.94	2.94	2.94
Total borrowings	2.16	2.29	1.89
Combined rate paid on interest-bearing liabilities	1.28	1.30	1.21

Net interest rate spread	2.04	1.92	1.85

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

	For the Year Ended September 30,
	2017			2016			2015
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$7,150,686	$253,393	3.54%	$6,766,317	$243,311	3.60%	$6,389,964	$235,500	3.69%
MBS(2)	1,088,495	23,809	2.19	1,366,605	29,794	2.18	1,632,117	36,647	2.25
Investment securities(2)(3)	341,149	4,362	1.28	481,223	5,925	1.23	604,999	7,182	1.19
FHLB stock	192,896	12,233	6.34	204,894	12,252	5.98	209,743	12,556	5.99
Cash and cash equivalents(4)	2,114,722	19,389	0.90	2,168,896	9,831	0.45	2,125,693	5,477	0.25
Total interest-earning assets(1)(2)	10,887,948	313,186	2.87	10,987,935	301,113	2.74	10,962,516	297,362	2.71
Other non-interest-earning assets	299,338			293,692			232,234
Total assets	$11,187,286			$11,281,627			$11,194,750

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$827,677	302	0.04	$784,303	291	0.04	$727,533	274	0.04
Savings	346,495	783	0.23	326,744	603	0.18	306,456	462	0.15
Money market	1,210,644	2,868	0.24	1,173,983	2,762	0.24	1,149,203	2,679	0.23
Retail certificates	2,434,470	35,449	1.46	2,370,286	32,181	1.36	2,259,645	28,085	1.24
Wholesale certificates	391,902	3,566	0.91	370,707	2,022	0.55	312,857	1,619	0.52
Total deposits	5,211,188	42,968	0.82	5,026,023	37,859	0.75	4,755,694	33,119	0.70
FHLB borrowings(5)	4,269,494	68,871	1.61	4,530,835	65,091	1.43	4,646,782	67,797	1.46
Repurchase agreements	200,000	5,965	2.94	200,000	5,981	2.94	215,835	6,678	3.05
Total borrowings	4,469,494	74,836	1.67	4,730,835	71,072	1.50	4,862,617	74,475	1.53
Total interest-bearing liabilities	9,680,682	117,804	1.21	9,756,858	108,931	1.11	9,618,311	107,594	1.12
Other non-interest-bearing liabilities	124,443			120,636			108,522
Stockholders' equity	1,382,161			1,404,133			1,467,917
Total liabilities and stockholders' equity	$11,187,286			$11,281,627			$11,194,750

Net interest income(6)		$195,382			$192,182			$189,768
Net interest rate spread(7)(8)			1.66			1.63			1.59
Net interest-earning assets	$1,207,266			$1,231,077			$1,344,205
Net interest margin(8)(9)			1.79			1.75			1.73
Ratio of interest-earning assets to interest-bearing liabilities			1.12x			1.13x			1.14x

(1)
Calculated net of unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent. Balances include loans receivable held-for-sale.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)
The average balance of investment securities includes an average balance of nontaxable securities of $30.7 million, $37.0 million, and $37.2 million for the years ended September 30, 2017, 2016, and 2015, respectively.

(4)
The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $1.93 billion, $1.97 billion, and $1.98 billion for the years ended September 30, 2017, 2016, and 2015, respectively.

(5)
Included in this line are FHLB borrowings related to the leverage strategy with an average outstanding amount of $2.02 billion, $2.06 billion, and $2.08 billion, interest paid of $18.5 million, $10.1 million, and $5.4 million, at a rate of 0.91%, 0.48%, and 0.25% for the years ended September 30, 2017, 2016, and 2015, respectively. The FHLB advance amounts and rates included in this line include the effect of interest rate swaps and are net of deferred prepayment penalties.

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

	For the Year Ended September 30,
	2017			2016			2015
	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Net interest margin	1.79%	(0.36)%	2.15%	1.75%	(0.35)%	2.10%	1.73%	(0.34)%	2.07%
Net interest rate spread	1.66	(0.32)	1.98	1.63	(0.30)	1.93	1.59	(0.28)	1.87

(9)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis. The table below presents the amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing fiscal years 2017 to 2016 and fiscal years 2016 to 2015. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate, and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Year Ended September 30,
	2017 vs. 2016			2016 vs. 2015
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$13,480	$(3,398)	$10,082	$13,496	$(5,685)	$7,811
MBS	(6,083)	98	(5,985)	(5,815)	(1,038)	(6,853)
Investment securities	(1,783)	220	(1,563)	(1,515)	258	(1,257)
FHLB stock	(753)	734	(19)	(261)	(43)	(304)
Cash and cash equivalents	(252)	9,810	9,558	114	4,240	4,354
Total interest-earning assets	4,609	7,464	12,073	6,019	(2,268)	3,751

Interest-bearing liabilities:
Checking	15	(5)	10	22	(4)	18
Savings	38	143	181	33	108	141
Money market	81	25	106	64	18	82
Certificates of deposit	1,067	3,745	4,812	2,057	2,442	4,499
FHLB borrowings	(5,262)	9,042	3,780	(2,280)	(426)	(2,706)
Repurchase agreements	(8)	(8)	(16)	(467)	(230)	(697)
Total interest-bearing liabilities	(4,069)	12,942	8,873	(571)	1,908	1,337

Net change in net interest income	$8,678	$(5,478)	$3,200	$6,590	$(4,176)	$2,414

Comparison of Operating Results for the Years Ended September 30, 2017 and 2016
For fiscal year 2017, the Company recognized net income of $84.1 million, or $0.63 per share, compared to net income of $83.5 million, or $0.63 per share, for fiscal year 2016. The increase in net income was due primarily to a $3.2 million increase in net interest income, partially offset by a $1.1 million decrease in non-interest income. Partially offsetting this increase, no provision for credit losses was recorded in fiscal year 2017, compared to a negative provision for credit losses of $750 thousand in fiscal year 2016.

The net interest margin increased four basis points, from 1.75% for the prior fiscal year to 1.79% for the current fiscal year. Excluding the effects of the leverage strategy, the net interest margin would have increased five basis points, from 2.10% for the prior fiscal year to 2.15% for the current fiscal year. The increase in the net interest margin was due mainly to a shift in the mix of interest-earning assets from relatively lower yielding securities to higher yielding loans, partially offset by a decrease in the weighted average yield on loans. The positive impact of the decrease in interest expense on borrowings not related to the leverage strategy was offset by an increase in interest expense on deposits.

Interest and Dividend Income
The weighted average yield on total interest-earning assets increased 13 basis points, from 2.74% for the prior fiscal year to 2.87% for the current fiscal year, while the average balance of interest-earning assets decreased $100.0 million from the prior fiscal year. Absent the impact of the leverage strategy, the weighted average yield on total interest-earning assets would have increased six basis points, from 3.21% for the prior fiscal year to 3.27% for the current fiscal year, while the average balance would have decreased $59.6 million. The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2017	2016	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$253,393	$243,311	$10,082	4.1%
MBS	23,809	29,794	(5,985)	(20.1)
Cash and cash equivalents	19,389	9,831	9,558	97.2
FHLB Stock	12,233	12,252	(19)	(0.2)
Investment securities	4,362	5,925	(1,563)	(26.4)
Total interest and dividend income	$313,186	$301,113	$12,073	4.0

The increase in interest income on loans receivable was due to a $384.4 million increase in the average balance of the portfolio, partially offset by a six basis point decrease in the weighted average yield on the portfolio to 3.54% for the current fiscal year. Loan growth was funded through cash flows from the securities portfolio. The decrease in the weighted average yield was due primarily to endorsements and refinances repricing loans to lower market rates, the origination and purchase of loans at rates lower than the overall loan portfolio rate at certain points during each year, and an increase in the amortization of premiums related to correspondent loans.

The decrease in interest income on the MBS portfolio was due to a $278.1 million decrease in the average balance of the portfolio as cash flows not reinvested were used primarily to fund loan growth and pay off maturing FHLB borrowings. The weighted average yield on the MBS portfolio increased one basis point, from 2.18% during the prior fiscal year to 2.19% for the current fiscal year. Net premium amortization of $4.2 million during the current fiscal year decreased the weighted average yield on the portfolio by 39 basis points. During the prior fiscal year, $5.0 million of net premiums were amortized, which decreased the weighted average yield on the portfolio by 37 basis points. As of September 30, 2017, the remaining net balance of premiums on our portfolio of MBS was $9.0 million.

The increase in interest income on cash and cash equivalents was due to a 45 basis point increase in the weighted average yield resulting from an increase in the yield earned on balances held at the FRB of Kansas City.

The decrease in interest income on investment securities was due to a $140.1 million decrease in the average balance. Cash flows not reinvested in the portfolio were used primarily to fund loan growth and pay off maturing FHLB borrowings.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities increased 10 basis points, from 1.11% for the prior fiscal year to 1.21% for the current fiscal year, while the average balance of interest-bearing liabilities decreased $76.2 million from the prior year fiscal year. Absent the impact of the leverage strategy, the weighted average rate paid on total interest-bearing liabilities would have increased one basis point, from 1.28% for the prior fiscal year to 1.29% for the current fiscal year, while the average balance of interest-bearing liabilities would have decreased $35.8 million. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2017	2016	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB borrowings	$68,871	$65,091	$3,780	5.8%
Deposits	42,968	37,859	5,109	13.5
Repurchase agreements	5,965	5,981	(16)	(0.3)
Total interest expense	$117,804	$108,931	$8,873	8.1

The table above includes interest expense on FHLB borrowings both associated and not associated with the leverage strategy. Interest expense on FHLB borrowings not related to the leverage strategy decreased $4.6 million from the prior fiscal year due to a $221.0 million decrease in the average balance of the portfolio as a result of not replacing all of the advances that matured between periods. Funds generated from deposit growth were primarily used to pay off the maturing advances, along with some cash flows from the securities portfolio. The weighted average rate paid on FHLB borrowings not related to the leverage strategy increased one basis point, to 2.24% for the current fiscal year. Interest expense on FHLB borrowings associated with the leverage strategy increased $8.4 million from the prior fiscal year due to a 43 basis point increase in the weighted average rate paid as a result of an increase in interest rates between periods.

The increase in interest expense on deposits was due primarily to a seven basis point increase in the weighted average rate, to 0.82% for the current fiscal year, along with growth in the portfolio. The increase in the weighted average rate was primarily related to the retail certificate of deposit portfolio, which increased 10 basis points to 1.46% for the current fiscal year. The average balance of the deposit portfolio increased $185.2 million during the current fiscal year, with the majority of the increase in retail deposits.

Provision for Credit Losses
The Bank did not record a provision for credit losses during the current fiscal year, compared to a negative provision for credit losses of $750 thousand during the prior fiscal year. Based on management's assessment of the ACL formula analysis model and several other factors, it was determined that no provision for credit losses was necessary for the current fiscal year. Net loan charge-offs were $142 thousand during the current fiscal year compared to $153 thousand in the prior fiscal year. At September 30, 2017, loans 30 to 89 days delinquent were 0.26% of total loans and loans 90 or more days delinquent or in foreclosure were 0.13% of total loans.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2017	2016	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$15,053	$14,835	$218	1.5%
Income from bank-owned life insurance ("BOLI")	2,233	3,420	(1,187)	(34.7)
Other non-interest income	4,910	5,057	(147)	(2.9)
Total non-interest income	$22,196	$23,312	$(1,116)	(4.8)

The decrease in income from BOLI was due mainly to the receipt of a death benefit during the prior fiscal year with no such death benefit in the current fiscal year.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2017	2016	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$43,437	$42,378	$1,059	2.5%
Information technology and communications	11,282	10,540	742	7.0
Occupancy, net	10,814	10,576	238	2.3
Regulatory and outside services	5,821	5,645	176	3.1
Deposit and loan transaction costs	5,284	5,585	(301)	(5.4)
Advertising and promotional	4,673	4,609	64	1.4
Federal insurance premium	3,539	5,076	(1,537)	(30.3)
Office supplies and related expense	1,981	2,640	(659)	(25.0)
Low income housing partnerships	—	3,872	(3,872)	(100.0)
Other non-interest expense	2,827	3,384	(557)	(16.5)
Total non-interest expense	$89,658	$94,305	$(4,647)	(4.9)

The increase in salaries and employee benefits was due primarily to an increase in employee health care costs. The increase in information technology and communications was due largely to software licensing expenses, website hosting expenses, and communication network expenses. The decrease in federal insurance premiums was due primarily to a decrease in the FDIC base assessment rate effective July 1, 2016. The decrease in office supplies and related expense was due primarily to lower debit card expenses compared to the prior fiscal year, during which time the Bank began issuing debit cards enabled with chip card technology. The decrease in low income housing partnerships expense was due to a change in the Bank's method of accounting for those investments. The Bank had been accounting for these partnerships using the equity method of accounting as two of the Bank's officers were involved in the operational management of the low income housing partnership investment group. Effective September 30, 2016, those two Bank officers discontinued their involvement in the operational management of the investment group. On October 1, 2016, the Bank began using the proportional method of accounting for those investments rather than the equity method. As a result, the Bank no longer reports low income housing partnership expenses in non-interest expense; rather, the pretax operating losses and related tax benefits from the investments are reported as a component of income tax expense. The decrease in other non-interest expense was due mainly to a decrease in OREO operations expense, along with lower deposit account charge-offs related to debit card fraud in the current fiscal year.

The Company's efficiency ratio was 41.21% for the current fiscal year compared to 43.76% for the prior fiscal year. The improvement in the efficiency ratio was due primarily to lower non-interest expense in the current year compared to the prior year period. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A lower value indicates that the financial institution is generating revenue with a proportionally lower level of expense.

Income Tax Expense
Income tax expense was $43.8 million for the current fiscal year compared to $38.4 million for the prior year fiscal year. The effective tax rate for the current fiscal year was 34.2% compared to 31.5% for the prior year fiscal year. The increase in effective tax rate was due mainly to the change in accounting method for low income housing partnerships as previously discussed. Management anticipates the effective tax rate for fiscal year 2018 will be approximately 34%. Congress is considering legislation that would reduce the effective corporate tax rate. No prediction can be made as to whether or when any such legislation may be enacted or the estimated impact on the Company.

Comparison of Operating Results for the Years Ended September 30, 2016 and 2015
For fiscal year 2016, the Company recognized net income of $83.5 million, or $0.63 per share, compared to net income of $78.1 million, or $0.58 per share, for fiscal year 2015. The $5.4 million, or 6.9%, increase in net income was due primarily to a $2.4 million increase in net interest income and a $2.2 million increase in non-interest income. The $2.4 million, or 1.3%, increase in net interest income from fiscal year 2015 was due primarily to an $8.2 million decrease in interest expense on term borrowings, partially offset by a $4.7 million increase in interest expense on deposits.

Net income attributable to the leverage strategy was $2.3 million during fiscal year 2016, compared to $2.8 million for fiscal year 2015. The decrease was due to the average borrowings rate on the FHLB line of credit increasing more than the average yield earned on the cash balances held at the Federal Reserve Bank.

The net interest margin increased two basis points, from 1.73% for fiscal year 2015 to 1.75% for fiscal year 2016. Excluding the effects of the leverage strategy, the net interest margin would have increased three basis points, from 2.07% for fiscal year 2015 to 2.10% for fiscal year 2016. The increase in the net interest margin was due mainly to a decrease in interest expense on term borrowings, partially offset by an increase in interest expense on deposits. The positive impact on the net interest margin resulting from the shift in the mix of interest-earning assets from relatively lower yielding securities to higher yielding loans was offset by a decrease in the loan portfolio yield.

The Company's efficiency ratio was 43.76% for fiscal year 2016 compared to 44.74% for fiscal year 2015. The change in the efficiency ratio was due primarily to an increase in both net interest income and non-interest income.

Interest and Dividend Income
The weighted average yield on total interest-earning assets increased three basis points, from 2.71% for fiscal year 2015 to 2.74% for fiscal year 2016, and the average balance of interest-earning assets increased $25.4 million from fiscal year 2015. Absent the impact of the leverage strategy, the weighted average yield on total interest-earning assets would have decreased one basis point, from 3.22% for fiscal year 2015 to 3.21% for fiscal year 2016, while the average balance would have increased $40.5 million. The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.

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

The increase in interest income on loans receivable was due to a $376.4 million increase in the average balance of the portfolio, partially offset by a nine basis point decrease in the weighted average yield on the portfolio, to 3.60% for fiscal year 2016. Loan growth was primarily funded through cash flows from the MBS and investment securities portfolios. The decrease in the weighted average yield was due primarily to loans repricing to lower market rates and the origination and purchase of loans between periods at rates less than the existing portfolio rate, along with an increase in the amortization of premiums paid for correspondent loans.

The decrease in interest income on the MBS portfolio was due primarily to a $265.5 million decrease in the average balance of the portfolio as cash flows not reinvested were used to fund loan growth. Additionally, the weighted average yield on the MBS portfolio decreased seven basis points, from 2.25% during fiscal year 2015 to 2.18% for fiscal year 2016. The decrease in the weighted average yield was due primarily to an increase in the impact of net premium amortization. Net premium amortization of $5.0 million during fiscal year 2016 decreased the weighted average yield on the portfolio by 37 basis points. During fiscal year 2015, $5.4 million of net premiums were amortized, which decreased the weighted average yield on the portfolio by 32 basis points. As of September 30, 2016, the remaining net balance of premiums on our portfolio of MBS was $13.0 million.

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

Interest Expense
The weighted average rate paid on total interest-bearing liabilities decreased one basis point, from 1.12% for fiscal year 2015 to 1.11% for fiscal year 2016, while the average balance of interest-bearing liabilities increased $138.5 million from fiscal year 2015. Absent the impact of the leverage strategy, the weighted average rate paid on total interest-bearing liabilities would have decreased seven basis points from fiscal year 2015, to 1.28% for fiscal year 2016, due primarily to a decrease in the cost of term borrowings, while the average balance of interest-bearing liabilities would have increased $154.1 million due primarily to growth in deposits. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2016	2015	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB borrowings	$65,091	$67,797	$(2,706)	(4.0)%
Deposits	37,859	33,119	4,740	14.3
Repurchase agreements	5,981	6,678	(697)	(10.4)
Total interest expense	$108,931	$107,594	$1,337	1.2

The table above includes interest expense on FHLB borrowings both associated and not associated with the leverage strategy. Interest expense on FHLB borrowings not related to the leverage strategy decreased $7.5 million from fiscal year 2015 due mainly to a 20 basis point decrease in the weighted average rate paid on the portfolio, to 2.23% for fiscal year 2016, along with a $102.4 million decrease in the average balance due to not replacing all of the FHLB advances that matured during fiscal year 2016 as a result of growth in the deposit portfolio. The decrease in the weighted average rate paid was due primarily to the prepayment of a $175.0 million advance late in fiscal year 2015 with an effective rate of 5.08%, which was replaced with a $175.0 million advance with an effective rate of 2.18%. Interest expense on FHLB borrowings associated with the leverage strategy increased $4.8 million from fiscal year 2015 due primarily to a 23 basis point increase in the weighted average rate paid on the borrowings.

The increase in interest expense on deposits was due primarily to a five basis point increase in the weighted average rate, to 0.75% for fiscal year 2016, along with growth in the portfolio. The increase in weighted average rate was primarily in the retail certificate of deposit portfolio. The average balance of the deposit portfolio increased $270.3 million for fiscal year 2016, with the majority of the increase in the retail deposit portfolio, specifically the certificate of deposit and checking portfolios. The decrease in interest expense on repurchase agreements was due to the maturity late in fiscal year 2015 of a $20.0 million repurchase agreement at a rate of 4.45% that was not replaced.

Provision for Credit Losses
The Bank recorded a negative provision for credit losses during fiscal year 2016 of $750 thousand, compared to a provision for credit losses during the prior year fiscal year of $771 thousand. The negative provision for credit losses during fiscal year 2016 was due to the continued low level of net loan charge-offs, due partially to improving real estate values, along with improving delinquent loan ratios. The collateral value and historical loss factors within our ACL formula analysis model decreased during fiscal year 2016 due to the improvement in real estate values and reduction in net loan charge-offs. Net loan charge-offs were $153 thousand for fiscal year 2016, composed of charge-offs totaling $630 thousand, partially offset by recoveries of $477 thousand. Net loan charge-offs were $555 thousand for fiscal year 2015. At September 30, 2016, loans 30 to 89 days delinquent were 0.33% of total loans and loans 90 or more days delinquent or in foreclosure were 0.24% of total loans. At September 30, 2015, loans 30 to 89 days delinquent were 0.41% of total loans and loans 90 or more days delinquent or in foreclosure were 0.25% of total loans.

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

The increase in income from BOLI was due mainly to the purchase of a new BOLI investment late in fiscal year 2015, as well as to the receipt of death benefits in fiscal year 2016 and no such proceeds in fiscal year 2015.

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

The decrease in salaries and employee benefits was due primarily to a decrease in stock compensation resulting from the final vesting of a large stock grant in the second quarter of fiscal year 2016 and a decrease in employee benefit expenses. The increase in occupancy, net expense was due mainly to non-capitalizable costs and depreciation associated with the remodel of the Bank's Kansas City market area operations center. The decrease in federal insurance premiums was due primarily to a decrease in the FDIC base assessment rate. The decrease in the FDIC base assessment rate was effective July 1, 2016 and was the result of the FDIC DIF reaching 1.15% of total estimated insured deposits of the banking system on June 30, 2016. The decrease in low income housing partnerships expense was due primarily to lower impairments in fiscal year 2016 as compared to fiscal year 2015. The increase in office supplies and related expense was due primarily to the purchase of cards enabled with chip card technology.

Income Tax Expense
Income tax expense was $38.4 million for fiscal year 2016 compared to $37.7 million for fiscal year 2015. The effective tax rate for fiscal year 2016 was 31.5% compared to 32.5% for fiscal year 2015. The decrease in the effective tax rate was due primarily to an increase in nontaxable income related to BOLI and higher low income housing tax credits in fiscal year 2016.

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

If management observes a trend in the amount and frequency of line of credit utilization and/or short-term borrowings that is not in conjunction with a planned strategy, such as the leverage strategy, the Bank will likely utilize long-term wholesale borrowing sources such as FHLB advances and/or repurchase agreements to provide long-term, fixed-rate funding. The maturities of these long-term borrowings are generally staggered in order to mitigate the risk of a highly negative cash flow position at maturity. The Bank's internal policy limits total borrowings to 55% of total assets. At September 30, 2017, the Bank had total borrowings, at par, of $2.38 billion, or approximately 26% of total assets.

The amount of FHLB advances outstanding at September 30, 2017 was $2.18 billion, of which $475.0 million was scheduled to mature in the next 12 months. All FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB. At September 30, 2017, the Bank's ratio of the par value of FHLB borrowings to Call Report total assets was 24%. When the full leverage strategy is in place, FHLB borrowings are in excess of 40% of the Bank's Call Report total assets, and are expected to be in excess of 40% as long as the Bank continues its leverage strategy and FHLB senior management continue to approve the Bank's borrowing limit being in excess of 40% of Call Report total assets. All or a portion of the FHLB borrowings in conjunction with the leverage strategy could be repaid at any point in time while the strategy is in effect, if necessary.

At September 30, 2017, the Bank had repurchase agreements of $200.0 million, or approximately 2% of total assets, of which $100.0 million was scheduled to mature in the next 12 months. The Bank may enter into additional repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to the total borrowings limit of 55% as discussed above. The Bank had pledged securities with an estimated fair value of $218.5 million as collateral for repurchase agreements as of September 30, 2017. The securities pledged for the repurchase agreements will be delivered back to the Bank when the repurchase agreements mature.

The Bank could utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At September 30, 2017, the Bank had $430.7 million of securities that were eligible but unused as collateral for borrowing or other liquidity needs.

The Bank has access to other sources of funds for liquidity purposes, such as brokered and public unit deposits. As of September 30, 2017, the Bank's policy allowed for combined brokered and public unit deposits up to 15% of total deposits. At September 30, 2017, the Bank had public unit deposits totaling $460.0 million, which had an average remaining term to maturity of 10 months, or approximately 9% of total deposits, and no brokered deposits. Management continuously monitors the wholesale deposit market for opportunities to obtain funds at attractive rates. The Bank had pledged securities with an estimated fair value of $500.7 million as collateral for public unit deposits at September 30, 2017. The securities pledged as collateral for public unit deposits are held under joint custody with FHLB and generally will be released upon deposit maturity.

At September 30, 2017, $1.12 billion of the Bank's certificate of deposit portfolio was scheduled to mature within one year, including $288.5 million of public unit deposits. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products at the prevailing rate, although no assurance can be given in this regard.  We also anticipate the majority of the maturing public unit deposits will be replaced with similar wholesale funding products.

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

The following table presents the contractual maturities of our loan, MBS, and investment securities portfolios at September 30, 2017, along with associated weighted average yields. Loans and securities which have adjustable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses. As of September 30, 2017, the amortized cost of investment securities in our portfolio which are callable or have pre-refunding dates within one year was $126.6 million.

	Loans(1)		MBS		Investment Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Amounts due:
Within one year	$58,591	3.71%	$2,884	3.92%	$127,394	1.18%	$188,869	2.01%

After one year:
Over one to two years	82,750	4.04	6,156	4.29	54,123	1.24	143,029	2.99
Over two to three years	14,348	4.10	3,168	4.69	57,196	1.52	74,712	2.15
Over three to five years	40,267	4.25	49,444	2.85	60,140	1.50	149,851	2.68
Over five to ten years	560,361	3.73	447,420	2.07	218	2.00	1,007,999	2.99
Over ten to fifteen years	1,385,085	3.28	124,498	1.83	—	—	1,509,583	3.16
After fifteen years	5,041,349	3.64	308,877	2.59	2,051	2.58	5,352,277	3.58
Total due after one year	7,124,160	3.59	939,563	2.27	173,728	1.44	8,237,451	3.39

	$7,182,751	3.59	$942,447	2.28	$301,122	1.33	$8,426,320	3.36

(1)
Demand loans, loans having no stated maturity, and overdraft loans are included in the amounts due within one year. Construction loans are presented based on the estimated term to complete construction. The maturity date for home equity loans assumes the customer always makes the required minimum payment.

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

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action. As of September 30, 2017, the Bank and Company exceeded all regulatory capital requirements. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 12. Regulatory Capital Requirements" for additional information related to regulatory capital.

The following table presents a reconciliation of equity under GAAP to regulatory capital amounts, as of September 30, 2017, for the Bank and the Company (dollars in thousands):

	Bank	Company
Total equity as reported under GAAP	$1,204,781	$1,368,313
AOCI-related adjustments	(2,918)	(2,918)
Total tier 1 capital	1,201,863	1,365,395
ACL	8,398	8,398
Total capital	$1,210,261	$1,373,793

Off-Balance Sheet Arrangements, Commitments and Contractual Obligations

The Company, in the normal course of business, makes commitments to buy or sell assets, extend credit, or to incur or fund liabilities. Such commitments may include, but are not limited to:

•	the origination, purchase, participation, or sale of loans;

•	the purchase or sale of securities;

•	extensions of credit on home equity loans, construction loans, and commercial loans;

•	terms and conditions of operating leases; and

•	funding withdrawals of deposit accounts at maturity.

The following table summarizes our contractual obligations and other material commitments, along with associated weighted average contractual rates as of September 30, 2017.

		Maturity Range
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
	(Dollars in thousands)
Operating leases	$6,272	$1,170	$1,870	$1,326	$1,906

Certificates of deposit	$2,910,421	$1,116,415	$1,340,503	$452,113	$1,390
Rate	1.48%	1.08%	1.67%	1.93%	1.98%

FHLB advances	$2,175,000	$475,000	$850,000	$750,000	$100,000
Rate	1.96%	1.91%	1.73%	2.26%	1.82%

Repurchase agreements	$200,000	$100,000	$100,000	$—	$—
Rate	2.94%	3.35%	2.53%	—%	—%

Commitments to originate and
purchase/participate in loans	$169,946	$169,946	$—	$—	$—
Rate	3.92%	3.92%	—%	—%	—%

Commitments to fund unused
home equity lines of credit	$239,950	$239,950	$—	$—	$—
Rate	5.05%	5.05%	—%	—%	—%
It is expected that some of the commitments to originate and purchase/participate in loans will expire unfunded; therefore, the amounts reflected in the table above are not necessarily indicative of future liquidity requirements. Additionally, the Bank is not obligated to honor commitments to fund unused home equity lines of credit if a customer is delinquent or otherwise in violation of the loan agreement.

We anticipate we will continue to have sufficient funds, through repayments and maturities of loans and securities, deposits and borrowings, to meet our current commitments.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company's consolidated financial statements for the year ended September 30, 2017, or future periods.

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

General assumptions used by management to evaluate the sensitivity of our financial performance to changes in interest rates presented in the tables below are utilized in, and set forth under, the gap table and related notes. Although management finds these assumptions reasonable, the interest rate sensitivity of our assets and liabilities and the estimated effects of changes in interest rates on our net interest income and MVPE indicated in the below tables could vary substantially if different assumptions were used or actual experience differs from these assumptions. To illustrate this point, the projected cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities within the next 12 months as a percent of total assets ("one-year gap") is also provided for an up 200 basis point scenario, as of September 30, 2017.

Qualitative Disclosure about Market Risk
At September 30, 2017, the Bank's gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $641.6 million, or 6.98% of total assets, compared to $1.07 billion, or 11.54% of total assets, at September 30, 2016. The decrease in the one-year gap amount from September 30, 2016 to September 30, 2017 was due to lower projected cash flows on mortgage-related assets. Market rates of interest increased between September 30, 2016 and September 30, 2017. As interest rates rise, borrowers have less economic incentive to refinance their mortgages and agency debt issuers have less economic incentive or opportunity to exercise their call options in order to issue new debt at lower interest rates. This increase in interest rates resulted in lower projected cash flows on these assets over the next year compared to September 30, 2016.

The majority of interest-earning assets anticipated to reprice in the coming year are repayments and prepayments on mortgage loans and MBS, both of which include the option to prepay without a fee being paid by the contract holder. The amount of interest-bearing liabilities expected to reprice in a given period is not typically impacted significantly by changes in interest rates because the Bank's borrowings and certificate of deposit portfolios have contractual maturities and generally cannot be terminated early without a prepayment penalty. If interest rates were to increase 200 basis points, as of September 30, 2017, the Bank's one-year gap is projected to be $81.3 million, or 0.88% of total assets. This compares to a one-year gap of $208.7 million, or 2.25% of total assets, if interest rates were to have increased 200 basis points as of September 30, 2016.

During the current fiscal year, loan repayments totaled $1.17 billion and cash flows from the securities portfolio totaled $413.3 million. The asset cash flows of $1.58 billion were reinvested into new assets at current market interest rates. Total cash flows from fixed-rate liabilities that matured or repriced during the current fiscal year were approximately $2.19 billion, including $500.0 million of FHLB advances that were renewed. These offsetting cash flows allow the Bank to manage its interest rate risk and gap position more precisely than if the Bank did not have offsetting cash flows due to its mix of assets or maturity structure of liabilities.

Other strategies include managing the Bank's wholesale assets and liabilities. The Bank primarily uses long-term fixed-rate borrowings with no embedded options to lengthen the average life of the Bank's liabilities. The fixed-rate characteristics of these borrowings lock-in the cost until maturity and thus decrease the amount of liabilities repricing as interest rates move higher compared to funding with lower-cost short-term borrowings. These borrowings are laddered in order to prevent large amounts of liabilities repricing in any one period. The WAL of the Bank's term borrowings as of September 30, 2017 was 2.3 years. However, including the impact of interest rate swaps related to $200.0 million of adjustable-rate FHLB advances, the WAL of the Bank's term borrowings as of September 30, 2017 was 2.7 years. The interest rate swaps effectively convert the adjustable-rate borrowings into long-term, fixed-rate liabilities.

The Bank uses the securities portfolio to shorten the average life of the Bank's assets. Purchases in the securities portfolio over the past couple of years have primarily been focused on callable agency debentures with maturities no longer than five years, shorter duration MBS, and adjustable-rate MBS. These securities have a shorter average life and provide a steady source of cash flow that can be reinvested as interest rates rise or used to purchase higher-yielding assets. The WAL of the Bank's securities portfolio as of September 30, 2017 was 2.5 years.

In addition to the wholesale strategies, the Bank has sought to increase core deposits and long-term certificates of deposit. Core deposits are expected to reduce the risk of higher interest rates because their interest rates are not expected to increase significantly as market interest rates rise and because customers with these accounts tend to be less sensitive to changes in rates, maintaining their accounts for long periods of time. Specifically, checking accounts and savings accounts have had minimal interest rate fluctuations throughout historical interest rate cycles, though no assurance can be given that this will be the case in future interest rate cycles. The balances and rates of these accounts have historically tended to remain very stable over time, giving them the characteristic of long-term liabilities. The Bank uses historical data pertaining to these accounts to estimate their future balances. At September 30, 2017 the WAL of the Bank's non-maturity deposits was 13.5 years, compared to 8.3 years at September 30, 2016. The increase in the WAL of the Bank's non-maturity deposits was due to a change in the deposit model during the fourth quarter of fiscal year 2017. The Bank uses a deposit model that was developed from the results of a Bank-specific deposit study. The deposit study analyzed the historical behavior of the Bank's non-maturity deposits to predict the future balances of these accounts. The change was made due to model validation testing which indicated that the model was not predicting deposit behavior as well as management expected. The change resulted in an increase in the WAL of these liabilities, which resulted in our MVPE measure of interest rate risk sensitivity not being materially lower than results with the previous model.

Over the last couple years, the Bank has priced long-term certificates of deposit more aggressively than short-term certificates of deposit with the goal of giving customers incentive to move funds into longer-term certificates of deposit when interest rates were lower. The balance of our retail certificates of deposit with terms of 36 months or longer increased $288.6 million, or 20%, since September 30, 2015. Long-term certificates of deposit reduce the amount of liabilities repricing as interest rates rise in a given time period.

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

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$1,800,294	$1,883,720	$1,110,248	$2,379,102	$7,173,364
Securities(2)	576,389	379,421	174,270	108,199	1,238,279
Other interest-earning assets	334,985	—	—	—	334,985
Total interest-earning assets	2,711,668	2,263,141	1,284,518	2,487,301	8,746,628

Interest-bearing liabilities:
Non-maturity deposits(3)	265,483	309,445	241,396	1,703,908	2,520,232
Certificates of deposit	1,129,543	1,328,294	451,238	1,346	2,910,421
Borrowings(4)	675,000	850,000	750,000	142,557	2,417,557
Total interest-bearing liabilities	2,070,026	2,487,739	1,442,634	1,847,811	7,848,210

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$641,642	$(224,598)	$(158,116)	$639,490	$898,418

Cumulative excess of interest-earning assets over
interest-bearing liabilities	$641,642	$417,044	$258,928	$898,418

Cumulative excess of interest-earning assets over interest-bearing liabilities as a percent of total Bank assets at:
September 30, 2017	6.98%	4.54%	2.82%	9.77%
September 30, 2016	11.54

Cumulative one-year gap - interest rates +200 bps at:
September 30, 2017	0.88
September 30, 2016	2.25

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

(2)
MBS reflect projected prepayments at amortized cost. Investment securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of September 30, 2017, at amortized cost.

(3)
Although the Bank's checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts is based on assumptions developed from our actual experiences with these accounts. If all of the Bank's checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $1.61 billion, for a cumulative one-year gap of (17.5)% of total assets.

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

Change	Net Interest Income At September 30,
(in Basis Points)	2017			2016
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100 bp	N/A	N/A	N/A	N/A	N/A	N/A
000 bp	$187,823	$—	—%	$188,696	$—	—%
+100 bp	189,259	1,436	0.76	192,921	4,225	2.24
+200 bp	188,508	685	0.36	194,919	6,223	3.30
+300 bp	186,299	(1,524)	(0.81)	195,187	6,491	3.44

(1)	Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The Bank's projected net interest income is more adversely impacted in the rising rate scenarios at September 30, 2017 than at September 30, 2016. The Bank's one-year gap amount was positive for both periods. Therefore, as market interest rates rise, the Bank's assets are projected to reprice higher at a faster pace than liabilities. The net interest income projections were negative in the +300 basis point scenario at September 30, 2017 compared to being positive at September 30, 2016. This change was due primarily to higher market interest rates at September 30, 2017, which resulted in a decrease in the Bank's one-year gap. As interest rates rise, the one-year gap eventually becomes negative due to a reduction in cash flows from the Bank's mortgage-related assets and callable agency debentures. See below for additional discussion of the reasons for this result. At September 30, 2017, modeled in the +300 basis point scenario, liabilities would reprice to higher interest rates at a faster pace than assets and have a negative impact on the Bank's net interest income projection.

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

Change	Market Value of Portfolio Equity At September 30,
(in Basis Points)	2017			2016
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100 bp	N/A	N/A	N/A	N/A	N/A	N/A
000 bp	$1,460,428	$—	—%	$1,448,758	$—	—%
+100 bp	1,352,558	(107,870)	(7.39)	1,364,879	(83,879)	(5.79)
+200 bp	1,173,891	(286,537)	(19.62)	1,208,130	(240,628)	(16.61)
+300 bp	969,747	(490,681)	(33.60)	1,014,446	(434,312)	(29.98)

(1)	Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The percentage change in the Bank's MVPE at September 30, 2017 was more adversely impacted in the increasing interest rate scenarios than at September 30, 2016 due primarily to market interest rates being higher at September 30, 2017. As interest rates increase, repayments on mortgage-related assets are more likely to decrease and only be realized through significant changes in borrowers' lives such as divorce, death, job-related relocations, or other events as there is less economic incentive for borrowers to prepay their debt. This results in an increase in the average life of mortgage-related assets. Similarly, call projections for the Bank's callable agency debentures decrease as interest rates rise, which results in cash flows related to these assets moving closer to the contractual maturity dates. The higher expected average lives of these assets, relative to the assumptions in the base case interest rate environment, increases the sensitivity of their market value to changes in interest rates. As a result, the projected decrease in the market value of the Bank's financial assets was more significant than the projected decrease in the market value of its financial liabilities, which resulted in a projected decrease in MVPE in all of the rising interest rate scenarios presented. The impact of higher interest rates at September 30, 2017 was partially offset by the changes in the deposit model discussed above.

The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates for our interest-earning assets and interest-bearing liabilities as of September 30, 2017. Yields presented for interest-earning assets include the amortization of fees, costs, premiums and discounts which are considered adjustments to the yield. The interest rate presented for term borrowings is the effective rate, which includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The WAL presented for term borrowings includes the effect of interest rate swaps. The maturity and repricing terms presented for one- to four-family loans represent the contractual terms of the loan.

	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Investment securities	$301,122	1.33%	1.5	24.2%	3.4%
MBS - fixed	633,874	2.14	2.9	51.0	7.1
MBS - adjustable	308,573	2.55	4.6	24.8	3.5
Total securities	1,243,569	2.05	3.0	100.0%	14.0
Loans receivable:
Fixed-rate one- to four-family:
<= 15 years	1,211,167	3.09	4.0	16.9%	13.6
> 15 years	4,428,085	3.85	6.0	61.6	49.9
All other fixed-rate loans	268,472	4.20	4.0	3.7	3.0
Total fixed-rate loans	5,907,724	3.71	5.5	82.2	66.5
Adjustable-rate one- to four-family:
<= 36 months	264,387	1.77	3.2	3.7	3.0
> 36 months	852,609	3.09	2.7	11.9	9.6
All other adjustable-rate loans	158,031	4.92	3.1	2.2	1.8
Total adjustable-rate loans	1,275,027	3.04	2.8	17.8	14.4
Total loans receivable	7,182,751	3.59	5.0	100.0%	80.9
FHLB stock	100,954	6.47	2.3		1.1
Cash and cash equivalents	351,659	1.25	—		4.0
Total interest-earning assets	$8,878,933	3.32	4.5		100.0%

Non-maturity deposits	$2,399,447	0.17	13.5	45.2%	31.2%
Retail certificates of deposit	2,450,418	1.52	1.8	46.1	31.9
Public units	460,003	1.28	0.8	8.7	6.0
Total deposits	5,309,868	0.89	7.0	100.0%	69.1
Term borrowings	2,375,000	2.16	2.7		30.9
Total interest-bearing liabilities	$7,684,868	1.28	5.7		100.0%

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Capitol Federal Financial, Inc. and subsidiary
Topeka, Kansas

We have audited the internal control over financial reporting of Capitol Federal Financial, Inc. and subsidiary (the "Company") as of September 30, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2017 of the Company and our report dated November 29, 2017 expressed an unqualified opinion on those consolidated financial statements.
Kansas City, Missouri
November 29, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Capitol Federal Financial, Inc. and subsidiary
Topeka, Kansas

We have audited the accompanying consolidated balance sheets of Capitol Federal Financial, Inc. and subsidiary (the "Company") as of September 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Capitol Federal Financial, Inc. and subsidiary as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 29, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.
Kansas City, Missouri
November 29, 2017

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2017 and 2016 (Dollars in thousands, except per share amounts)

	2017	2016
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $340,748 and $267,829)	$351,659	$281,764
Securities:
Available-for-sale ("AFS"), at estimated fair value (amortized cost of $410,541 and $517,791)	415,831	527,301
Held-to-maturity ("HTM"), at amortized cost (estimated fair value of $833,009
and $1,122,867)	827,738	1,100,874
Loans receivable, net (allowance for credit losses ("ACL") of $8,398 and $8,540)	7,195,071	6,958,024
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	100,954	109,970
Premises and equipment, net	84,818	83,221
Other assets	216,845	206,093
TOTAL ASSETS	$9,192,916	$9,267,247

LIABILITIES:
Deposits	$5,309,868	$5,164,018
FHLB borrowings	2,173,808	2,372,389
Repurchase agreements	200,000	200,000
Advance payments by borrowers for taxes and insurance	63,749	62,643
Income taxes payable, net	530	310
Deferred income tax liabilities, net	24,458	25,374
Accounts payable and accrued expenses	52,190	49,549
Total liabilities	7,824,603	7,874,283

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 138,223,835 and 137,486,172
shares issued and outstanding as of September 30, 2017 and 2016, respectively	1,382	1,375
Additional paid-in capital	1,167,368	1,156,855
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(37,995)	(39,647)
Retained earnings	234,640	268,466
Accumulated other comprehensive income ("AOCI"), net of tax	2,918	5,915
Total stockholders' equity	1,368,313	1,392,964
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,192,916	$9,267,247

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 2017, 2016, and 2015 (Dollars in thousands, except per share amounts)

	2017	2016	2015
INTEREST AND DIVIDEND INCOME:
Loans receivable	$253,393	$243,311	$235,500
Mortgage-backed securities ("MBS")	23,809	29,794	36,647
Cash and cash equivalents	19,389	9,831	5,477
FHLB stock	12,233	12,252	12,556
Investment securities	4,362	5,925	7,182
Total interest and dividend income	313,186	301,113	297,362
INTEREST EXPENSE:
FHLB borrowings	68,871	65,091	67,797
Deposits	42,968	37,859	33,119
Repurchase agreements	5,965	5,981	6,678
Total interest expense	117,804	108,931	107,594
NET INTEREST INCOME	195,382	192,182	189,768
PROVISION FOR CREDIT LOSSES	—	(750)	771
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	195,382	192,932	188,997
NON-INTEREST INCOME:
Retail fees and charges	15,053	14,835	14,897
Income from bank-owned life insurance ("BOLI")	2,233	3,420	1,150
Other non-interest income	4,910	5,057	5,093
Total non-interest income	22,196	23,312	21,140
NON-INTEREST EXPENSE:
Salaries and employee benefits	43,437	42,378	43,309
Information technology and communications	11,282	10,540	10,360
Occupancy, net	10,814	10,576	9,944
Regulatory and outside services	5,821	5,645	5,347
Deposit and loan transaction costs	5,284	5,585	5,417
Advertising and promotional	4,673	4,609	4,547
Federal insurance premium	3,539	5,076	5,495
Office supplies and related expense	1,981	2,640	2,088
Low income housing partnerships	—	3,872	4,572
Other non-interest expense	2,827	3,384	3,290
Total non-interest expense	89,658	94,305	94,369
INCOME BEFORE INCOME TAX EXPENSE	127,920	121,939	115,768
INCOME TAX EXPENSE	43,783	38,445	37,675
NET INCOME	$84,137	$83,494	$78,093

Basic earnings per share ("EPS")	$0.63	$0.63	$0.58
Diluted EPS	$0.63	$0.63	$0.58
Dividends declared per share	$0.88	$0.84	$0.84

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED SEPTEMBER 30, 2017, 2016, and 2015 (Dollars in thousands)

	2017	2016	2015
Net income	$84,137	$83,494	$78,093
Other comprehensive income (loss), net of tax:
Changes in unrealized gains (losses) on AFS securities,
net of taxes of $1,595, $1,494, and $(843)	(2,625)	(2,459)	1,388
Changes in unrealized losses on cash flow hedges,
net of taxes of $226, $0, and $0	(372)	—	—
Comprehensive income	$81,140	$81,035	$79,481

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2017, 2016, and 2015 (Dollars in thousands, except per share amounts)

		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at October 1, 2014	$1,410	$1,180,732	$(42,951)	$346,705	$6,986	$1,492,882
Net income, fiscal year 2015				78,093		78,093
Other comprehensive income, net of tax					1,388	1,388
ESOP activity, net		384	1,652			2,036
Restricted stock activity, net		85				85
Stock-based compensation		2,086				2,086
Repurchase of common stock	(39)	(32,513)		(13,897)		(46,449)
Stock options exercised		267				267
Cash dividends to stockholders ($0.84 per share)				(114,162)		(114,162)
Balance at September 30, 2015	1,371	1,151,041	(41,299)	296,739	8,374	1,416,226

Net income, fiscal year 2016				83,494		83,494
Other comprehensive loss, net of tax					(2,459)	(2,459)
ESOP activity, net		522	1,652			2,174
Restricted stock activity, net	1	48				49
Stock-based compensation		1,121				1,121
Stock options exercised	3	4,123				4,126
Cash dividends to stockholders ($0.84 per share)				(111,767)		(111,767)
Balance at September 30, 2016	1,375	1,156,855	(39,647)	268,466	5,915	1,392,964

Net income, fiscal year 2017				84,137		84,137
Other comprehensive loss, net of tax					(2,997)	(2,997)
ESOP activity, net		784	1,652			2,436
Restricted stock activity, net		57				57
Stock-based compensation		506				506
Stock options exercised	7	9,166				9,173
Cash dividends to stockholders ($0.88 per share)				(117,963)		(117,963)
Balance at September 30, 2017	$1,382	$1,167,368	$(37,995)	$234,640	$2,918	$1,368,313

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2017, 2016, and 2015 (Dollars in thousands)

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$84,137	$83,494	$78,093
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(12,233)	(12,252)	(12,556)
Provision for credit losses	—	(750)	771
Proceeds from sales of loans receivable held-for-sale	6,816	—	—
Amortization and accretion of premiums and discounts on securities	4,479	5,342	5,649
Depreciation and amortization of premises and equipment	7,796	7,141	6,844
Amortization of deferred amounts related to FHLB advances, net	1,419	1,868	4,196
Common stock committed to be released for allocation - ESOP	2,436	2,174	2,036
Stock-based compensation	506	1,121	2,086
Provision for deferred income taxes	922	470	3,201
Changes in:
Other assets, net	(680)	1,807	3,878
Income taxes payable/receivable	590	1,381	(1,374)
Accounts payable and accrued expenses	(10,743)	(6,840)	(6,215)
Net cash provided by operating activities	85,445	84,956	86,609

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(37,425)	(99,927)	(149,937)
Purchase of HTM securities	—	(144,392)	(54,133)
Proceeds from calls, maturities and principal reductions of AFS securities	144,643	326,814	234,794
Proceeds from calls, maturities and principal reductions of HTM securities	268,689	309,328	330,054
Proceeds from the redemption of FHLB stock	386,900	382,450	265,929
Purchase of FHLB stock	(365,651)	(329,625)	(190,862)
Net increase in loans receivable	(246,882)	(336,056)	(398,307)
Purchase of premises and equipment	(9,128)	(14,854)	(12,022)
Proceeds from sale of other real estate owned ("OREO")	5,138	4,973	5,987
Purchase of BOLI	—	—	(50,000)
Proceeds from BOLI death benefit	—	783	—
Net cash provided by (used in) investing activities	146,284	99,494	(18,497)

			(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2017, 2016, and 2015 (Dollars in thousands)

	2017	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(117,963)	(111,767)	(114,162)
Net change in deposits	145,850	331,498	177,248
Proceeds from borrowings	2,700,100	8,000,100	7,575,100
Repayments on borrowings	(2,900,100)	(8,900,100)	(7,695,100)
Change in advance payments by borrowers for taxes and insurance	1,106	825	3,713
Payment of FHLB prepayment penalties	—	—	(3,352)
Repurchase of common stock	—	—	(50,034)
Stock options exercised	8,843	4,070	267
Excess tax benefits from stock options	330	56	—
Net cash used in financing activities	(161,834)	(675,318)	(106,320)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	69,895	(490,868)	(38,208)

CASH AND CASH EQUIVALENTS:
Beginning of year	281,764	772,632	810,840
End of year	$351,659	$281,764	$772,632

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$37,875	$36,483	$35,849
Interest payments	$117,308	$106,182	$103,784

See accompanying notes to consolidated financial statements.			(Concluded)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2017, 2016, and 2015

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

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and amounts due from banks. Regulations of the Board of Governors of the Federal Reserve System ("FRB") require federally chartered savings banks to maintain cash reserves against their transaction accounts. Required reserves must be maintained in the form of vault cash, an account at a Federal Reserve Bank, or a pass-through account as defined by the FRB. The amount of interest-earning deposits held at the Federal Reserve Bank of Kansas City ("FRB of Kansas City") as of September 30, 2017 and 2016 was $337.5 million and $264.4 million, respectively. The Bank is in compliance with the FRB requirements. For the years ended September 30, 2017 and 2016, the average daily balance of required reserves at the FRB of Kansas City was $9.1 million and $8.8 million, respectively.

Net Presentation of Cash Flows Related to Borrowings - During the current fiscal year, the Bank entered into certain FHLB advances with contractual maturities of 90 days or less. Cash flows related to these advances are reported on a net basis in the consolidated statements of cash flows.

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

Securities that are purchased and held principally for resale in the near future are classified as trading securities and are reported at fair value, with unrealized gains and losses included in non-interest income in the consolidated statements of income. During the fiscal years ended September 30, 2017 and 2016, neither the Company nor the Bank maintained a trading securities portfolio.

Management monitors securities in the investment portfolio for impairment on an ongoing basis and performs a formal review quarterly. The process involves monitoring market events and other items that could impact issuers. The evaluation includes, but is not limited to, such factors as: the nature of the investment, the length of time the security has had a fair value less than the amortized cost basis, the cause(s) and severity of the loss, expectation of an anticipated recovery period, recent events specific to the issuer or industry including the issuer's financial condition and current ability to make future payments in a timely manner, external credit ratings and recent downgrades in such ratings, management's intent to sell and whether it is more likely than not management would be required to sell prior to recovery for debt securities. Management determines whether other-than-temporary losses should be recognized for impaired securities by assessing all known facts and circumstances surrounding the securities. If management intends to sell an impaired security or if it is more likely than not that management will be required to sell an impaired security before recovery of its amortized cost basis, an other-than-temporary impairment has occurred and the difference between amortized cost and fair value will be recognized as a loss in earnings and the security will be written down to fair value.

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

Troubled debt restructurings ("TDRs") - For borrowers experiencing financial difficulties, the Bank may grant a concession to the borrower, resulting in a TDR. Such concessions generally involve extensions of loan maturity dates, the granting of periods during which the payment of only interest and escrow is required, reductions in interest rates, and loans that have been discharged under Chapter 7 bankruptcy proceedings where the borrower has not reaffirmed the debt. The Bank does not forgive principal or interest nor does it commit to lend additional funds, except for situations generally involving the capitalization of delinquent interest and/or escrow not to exceed the original loan balance, to these borrowers.

Delinquent loans - A loan is considered delinquent when payment has not been received within 30 days of its contractual due date. The number of days delinquent is determined by the number of scheduled payments that remain unpaid, assuming a period of 30 days between each scheduled payment.

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

Impaired loans - A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the original contractual terms of the loan agreement. Interest income on impaired loans is recognized in the period collected unless the ultimate collection of principal is considered doubtful. Loans reported as impaired loans include loans partially charged-off and TDRs.

Allowance for Credit Losses - The ACL represents management's best estimate of the amount of inherent losses in the loan portfolio as of the balance sheet date. It involves a high degree of complexity and requires management to make difficult and subjective judgments and assumptions about highly uncertain matters. Management's methodology for assessing the appropriateness of the ACL consists of a formula analysis model, along with analyzing and considering several other relevant internal and external data elements. The use of different judgments and assumptions could cause reported results to differ significantly. Management maintains the ACL through provisions for credit losses that are either charged or credited to income.

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

Each quarter end, a formula analysis is prepared which segregates the loan portfolio into categories based on certain risk characteristics. The categories include the following: one- to four-family loans; commercial real estate loans; consumer home equity loans; and other consumer loans. Home equity loans with the same underlying collateral as a one- to four-family loan are combined with the one- to four-family loan in the formula analysis model to calculate a combined loan-to-value ("LTV") ratio. The one- to four-family loan portfolio and related home equity loans are segregated into additional categories based on the following risk characteristics: loan source (originated, correspondent purchased, or bulk purchased), interest payments (fixed-rate and adjustable-rate), LTV ratios, borrower's credit scores, and certain geographic locations. The categories were derived by management based on reviewing the historical performance of the one- to four-family loan portfolio and taking into consideration current economic conditions, such as trends in residential real estate values in certain areas of the U.S. and unemployment rates. Impaired loans are not included in the formula analysis as they are individually evaluated for loss.

Historical loss factors are applied to each loan category in the formula analysis model. Each quarter end, management reviews historical losses over a look-back time period and utilizes the historical loss time periods believed to be the most appropriate considering the current economic conditions. The historical loss time period is then adjusted for a loss emergence time period, which represents the estimated time period from the date of a loss event to the date we recognize a charge-off/loss. Qualitative loss factors are utilized in the formula analysis model to reflect risks inherent in each loan category that are not captured by the historical loss factors. The qualitative loss factors for one- to four-family and consumer loan portfolios take into consideration such items as: unemployment rate trends, residential real estate value trends, credit score trends, delinquent loan trends, and industry and peer charge-off information. The qualitative loss factors for the commercial real estate loan portfolio take into consideration the composition of the portfolio along with industry and peer charge-off information and certain ACL ratios. As loans are classified or become delinquent, the qualitative loss factors increase for each respective loan category. The qualitative loss factors were derived by management based on a review of the historical performance of the respective loan portfolios and industry and peer information for those loan portfolios with no or limited historical loss experience, along with consideration of current economic conditions and the likely impact such conditions might have to the performance of the loan portfolio.

Management utilizes the formula analysis model, along with analyzing and considering several other relevant internal and external data elements when evaluating the adequacy of the ACL. Such data elements include the trend and composition of delinquent loans and non-performing loans, trends in foreclosed property and short sale transactions and charge-off activity, the current status and trends of local and national employment levels, trends and current conditions in the housing markets, loan growth and concentrations, industry and peer charge-off and ACL information, and certain ACL ratios such as ACL to loans receivable, net and annualized historical losses. Since the Bank's loan portfolio is primarily concentrated in one- to four-family real estate, management monitors residential real estate market value trends in the Bank's local market areas and geographic sections of the U.S. by reference to various industry and market reports, economic releases and surveys, and management's general and specific knowledge of the real estate markets in which the Bank lends, in order to determine what impact, if any, such trends may have on the level of ACL. Reviewing these data elements assists management in evaluating the overall credit quality of the loan portfolio and the reasonableness of the ACL on an ongoing basis, and whether changes need to be made to the Bank's ACL methodology. Management seeks to apply the ACL methodology in a consistent manner; however, the methodology can be modified in response to changing conditions. Although management believes the ACL was at a level adequate to absorb inherent losses in the loan portfolio at September 30, 2017, the level of the ACL remains an estimate that is subject to significant judgment and short-term changes.

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

Income Taxes - The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred income tax expense (benefit) represents the change in deferred income tax assets and liabilities excluding the tax effects of the change in net unrealized gain (loss) on AFS securities, interest rate swaps and changes in the market value of restricted stock between the grant date and vesting date. Income tax related penalties and interest are included in income tax expense in the consolidated statements of income.

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

The Company uses interest rate swaps as part of its interest rate risk management strategy to hedge the variable cash outflows associated with certain borrowings. Interest rate swaps are carried at fair value in the Company's consolidated financial statements. For interest rate swaps that are designated and qualify as cash flow hedges, the effective portion of changes in the fair value of such agreements are recorded in AOCI and are subsequently reclassified into interest expense in the period that interest on the borrowings affects earnings. The ineffective portion of the change in fair value of the interest rate swap is recognized directly in earnings. Effectiveness is assessed using regression analysis. At the inception of a hedge, the Company documents certain items, including the relationship between the hedging instrument and the hedged item, the risk management objective and the nature of the risk being hedged, a description of how effectiveness will be measured and an evaluation of hedged transaction effectiveness.

Segment Information - As a community-oriented financial institution, substantially all of the Bank's operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these community banking operations, which constitute the Company's only operating segment for financial reporting purposes.

Low Income Housing Partnerships - As part of the Bank's community reinvestment initiatives, the Bank invests in affordable housing limited partnerships ("low income housing partnerships") that make equity investments in affordable housing properties.  The Bank is a limited partner in each partnership in which it invests.  A separate, unrelated third party is the general partner.  The Bank receives affordable housing tax credits and other tax benefits for these investments. Previously, the Bank accounted for low income housing partnerships using the equity method of accounting as two of the Bank's officers were involved in the operational management of the low income housing partnership investment group.  Effective September 30, 2016, those two Bank officers discontinued their involvement in the operational management of the investment group.  The Bank started using the proportional method of accounting for its low income housing partnership investments on October 1, 2016. See "Note 6. Low Income Housing Partnerships" for additional information.

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

Comprehensive Income - Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on AFS securities and changes in the accumulated gains/losses on effective cash flow hedging instruments, net of taxes.

Recent Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. The ASU, as amended, implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the amended guidance identifies specific steps an entity should apply in order to achieve this principle. The amended guidance requires entities to disclose both quantitative and qualitative information regarding contracts with customers. ASU 2014-09 will become effective for the Company on October 1, 2018. The majority of the Company's revenue is composed of interest income from loans and securities which are explicitly excluded from the amended ASU; therefore the amended ASU will likely not have a material impact to the Company's consolidated financial condition and results of operations, but it will likely result in expanded disclosures. The Company's evaluation of the amended ASU and its impact on components of non-interest income is ongoing.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, along with simplifying the classification in the statement of cash flows. The ASU became effective for the Company on October 1, 2017. Upon adoption, the Company elected to account for forfeitures of stock-based compensation awards when they occur. The Company will recognize excess tax benefits and tax deficiencies in income tax expense on the consolidated statements of income and present them within operating activities on the consolidated statements of cash flows. This ASU did not have a material impact on the Company's consolidated financial condition or results of operations at the time of adoption. However, the impact of tax benefits and the timing of their recognition within income tax expense is unpredictable, as these benefits are recognized primarily as a result of stock options being exercised.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU replaces the incurred loss impairment methodology in current GAAP, which requires credit losses to be recognized when it is probable that a loss has incurred, with a new impairment methodology. The new impairment methodology requires an entity to measure, at each reporting date, the expected credit losses of financial assets not measured at fair value, such as loans, HTM debt securities, and loan commitments, over their contractual lives. Under the new impairment methodology, expected credit losses will be measured at each reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Additionally, the ASU amends the current credit loss measurements for AFS debt securities. Credit losses related to AFS debt securities will be recorded through the ACL rather than as a direct write-down as per current GAAP. The ASU also requires enhanced disclosures related to credit quality and significant estimates and judgments used by management when estimating credit losses. The ASU will become effective for the Company on October 1, 2020. The Company has developed an implementation plan and is in the process of reviewing and assessing its processes and systems and identifying the necessary data to implement the ASU.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Target Improvements to Accounting for Hedging Activities. The ASU amends the hedge accounting recognition and presentation requirements in current GAAP. The purpose of the ASU was to improve transparency of hedging relationships in the financial statements and to reduce the complexity of applying hedge accounting for preparers. The ASU will become effective for the Company on October 1, 2019. The Company is currently evaluating the effect of the ASU on the Company's consolidated financial condition, results of operations and disclosures.

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

	For the Year Ended September 30,
	2017	2016	2015
	(Dollars in thousands, except per share amounts)
Net income	$84,137	$83,494	$78,093
Income allocated to participating securities	(44)	(66)	(116)
Net income available to common stockholders	$84,093	$83,428	$77,977

Average common shares outstanding	134,019,962	132,982,815	135,321,235
Average committed ESOP shares outstanding	62,458	62,400	62,458
Total basic average common shares outstanding	134,082,420	133,045,215	135,383,693

Effect of dilutive stock options	161,442	131,161	24,810

Total diluted average common shares outstanding	134,243,862	133,176,376	135,408,503

Net EPS:
Basic	$0.63	$0.63	$0.58
Diluted	$0.63	$0.63	$0.58

Antidilutive stock options, excluded from the diluted average
common shares outstanding calculation	200,800	886,417	1,248,744

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS and HTM securities at the dates presented. The majority of the MBS and investment securities portfolios are composed of securities issued by GSEs.

	September 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$271,300	$16	$587	$270,729
MBS	135,644	5,923	51	141,516
Trust preferred securities	2,067	—	16	2,051
Municipal bonds	1,530	5	—	1,535
	$410,541	$5,944	$654	$415,831
HTM:
MBS	$800,931	$10,460	$5,295	$806,096
Municipal bonds	26,807	119	13	26,913
	$827,738	$10,579	$5,308	$833,009

	September 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$346,226	$815	$3	$347,038
MBS	169,442	9,069	4	178,507
Trust preferred securities	2,123	—	367	1,756
	$517,791	$9,884	$374	$527,301
HTM:
MBS	$1,067,571	$22,862	$1,219	$1,089,214
Municipal bonds	33,303	357	7	33,653
	$1,100,874	$23,219	$1,226	$1,122,867

The following tables summarize the estimated fair value and gross unrealized losses of those securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	September 30, 2017
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	$224,421	$539	$24,952	$48
MBS	9,648	46	673	5
Trust preferred securities	—	—	2,051	16
	$234,069	$585	$27,676	$69

HTM:
MBS	$259,200	$1,582	$201,094	$3,713
Municipal bonds	5,638	8	1,460	5
	$264,838	$1,590	$202,554	$3,718

	September 30, 2016
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	$24,997	$3	$—	$—
MBS	—	—	654	4
Trust preferred securities	—	—	1,756	367
	$24,997	$3	$2,410	$371

HTM:
MBS	$147,930	$538	$66,646	$681
Municipal bonds	4,771	6	391	1
	$152,701	$544	$67,037	$682

The unrealized losses at September 30, 2017 and 2016 were primarily a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. The impairment is also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities, nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity. As a result of the analysis, management has concluded that no other-than-temporary impairments existed at September 30, 2017 or 2016. See "Note 1. Summary of Significant Accounting Policies - Securities" for additional information regarding our impairment review and classification process for securities.

The amortized cost and estimated fair value of debt securities as of September 30, 2017, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without prepayment penalty. For this reason, MBS are not included in the maturity categories.

	AFS		HTM
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
One year or less	$121,340	$121,253	$6,141	$6,156
One year through five years	151,490	151,011	20,448	20,534
Five years through ten years	—	—	218	223
Ten years and thereafter	2,067	2,051	—	—
	274,897	274,315	26,807	26,913
MBS	135,644	141,516	800,931	806,096
	$410,541	$415,831	$827,738	$833,009

The following table presents the taxable and non-taxable components of interest income on investment securities for the periods presented.

	For the Year Ended September 30,
	2017	2016	2015
	(Dollars in thousands)
Taxable	$3,847	$5,255	$6,431
Non-taxable	515	670	751
	$4,362	$5,925	$7,182

The following table summarizes the carrying value of securities pledged as collateral for the obligations indicated below as of the dates presented.

	September 30,
	2017	2016
	(Dollars in thousands)
Public unit deposits	$499,993	$419,282
Repurchase agreements	214,298	217,374
FRB of Kansas City	11,769	15,938
	$726,060	$652,594

All dispositions of securities during fiscal years 2017, 2016, and 2015 were the result of principal repayments, calls, or maturities.

4. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at September 30, 2017 and 2016 is summarized as follows:

	2017	2016
	(Dollars in thousands)
Real estate loans:
One- to four-family:
Originated	$3,959,232	$4,005,615
Correspondent purchased	2,445,311	2,206,072
Bulk purchased	351,705	416,653
Construction	30,647	39,430
Total	6,786,895	6,667,770
Commercial:
Permanent	183,030	110,768
Construction	86,952	43,375
Total	269,982	154,143
Total real estate loans	7,056,877	6,821,913

Consumer loans:
Home equity	122,066	123,345
Other	3,808	4,264
Total consumer loans	125,874	127,609

Total loans receivable	7,182,751	6,949,522

Less:
ACL	8,398	8,540
Discounts/unearned loan fees	24,962	24,933
Premiums/deferred costs	(45,680)	(41,975)
	$7,195,071	$6,958,024

As of September 30, 2017 and 2016, the Bank serviced loans for others aggregating approximately $101.2 million and $120.0 million, respectively. Such loans are not included in the accompanying consolidated balance sheets. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income includes servicing fees withheld from investors and certain charges collected from borrowers, such as late payment fees. The Bank held borrowers' escrow balances on loans serviced for others of $2.1 million and $2.4 million as of September 30, 2017 and 2016, respectively.

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

One- to four-family loans - Full documentation to support an applicant's credit and income, and sufficient funds to cover all applicable fees and reserves at closing, are required on all loans. Generally, loans are currently underwritten according to the "ability to repay" and "qualified mortgage" standards, as issued by the Consumer Financial Protection Bureau. Properties securing one- to four-family loans are appraised by either staff appraisers or fee appraisers, both of which are independent of the loan origination function and approved by our Board of Directors.

The underwriting standards for loans purchased from correspondent and nationwide lenders are generally similar to the Bank's internal underwriting standards. The underwriting of loans purchased from correspondent lenders on a loan-by-loan basis is performed by the Bank's underwriters.

The Bank also originates construction-to-permanent loans secured by one- to four-family residential real estate. Construction loans are obtained by homeowners who will occupy the property when construction is complete. The Bank does not originate construction loans to builders for speculative purposes. Construction draw requests and the supporting documentation are reviewed and approved by designated personnel. The Bank also performs regular documented inspections of the construction project to ensure the funds are being used for the intended purpose and the project is being completed according to the plans and specifications provided.

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

The following tables present the recorded investment, by class, in loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total recorded investment at the dates presented. The recorded investment in loans is defined as the unpaid principal balance of a loan, less charge-offs and inclusive of unearned loan fees and deferred costs. At September 30, 2017 and 2016, all loans 90 or more days delinquent were on nonaccrual status.

	September 30, 2017
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family - originated	$13,216	$5,500	$18,716	$3,956,598	$3,975,314
One- to four-family - correspondent	1,855	92	1,947	2,477,916	2,479,863
One- to four-family - bulk purchased	3,233	3,399	6,632	346,807	353,439
Commercial real estate	—	—	—	268,979	268,979
Consumer - home equity	467	406	873	121,193	122,066
Consumer - other	33	4	37	3,771	3,808
	$18,804	$9,401	$28,205	$7,175,264	$7,203,469

	September 30, 2016
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family - originated	$13,545	$8,153	$21,698	$4,007,012	$4,028,710
One- to four-family - correspondent	3,389	992	4,381	2,233,941	2,238,322
One- to four-family - bulk purchased	5,082	7,380	12,462	406,379	418,841
Commercial real estate	—	—	—	153,082	153,082
Consumer - home equity	635	520	1,155	122,190	123,345
Consumer - other	62	9	71	4,193	4,264
	$22,713	$17,054	$39,767	$6,926,797	$6,966,564

The recorded investment of mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of September 30, 2017 and 2016 was $4.3 million and $5.7 million, respectively, which is included in loans 90 or more days delinquent or in foreclosure in the table above.   The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure was $1.4 million at September 30, 2017 and $2.5 million at September 30, 2016.

The following table presents the recorded investment, by class, in loans classified as nonaccrual at the dates presented. The decrease in nonaccrual loans at September 30, 2017 compared to the prior year was due mainly to a decrease in loans 90 or more days delinquent, along with a decrease in loans reported as nonaccrual pursuant to regulatory reporting requirements.

	September 30,
	2017	2016
	(Dollars in thousands)
One- to four-family - originated	$10,054	$17,086
One- to four-family - correspondent	1,804	3,788
One- to four-family - bulk purchased	4,264	7,411
Commercial real estate	—	—
Consumer - home equity	519	848
Consumer - other	4	10
	$16,645	$29,143

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

	September 30,
	2017		2016
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family - originated	$7,031	$30,059	$10,242	$27,818
One- to four-family - correspondent	261	3,800	2,496	5,168
One- to four-family - bulk purchased	—	8,005	1,156	11,480
Commercial real estate	—	—	—	—
Consumer - home equity	9	1,032	54	1,431
Consumer - other	—	4	8	16
	$7,301	$42,900	$13,956	$45,913

The following table shows the weighted average credit score and weighted average LTV for one- to four-family loans and consumer home equity loans at the dates presented. Borrower credit scores are intended to provide an indication as to the likelihood that a borrower will repay their debts. Credit scores are updated at least semiannually, with the last update in September 2017, from a nationally recognized consumer rating agency. The LTV ratios provide an estimate of the extent to which the Bank may incur a loss on any given loan that may go into foreclosure. The consumer - home equity LTV does not take into account the first lien position, if applicable. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

	September 30,
	2017		2016
	Credit Score	LTV	Credit Score	LTV
One- to four-family - originated	767	63%	766	63%
One- to four-family - correspondent	764	68	764	68
One- to four-family - bulk purchased	757	63	753	64
Consumer - home equity	755	19	755	20
	765	64	764	64

TDRs - The following tables present the recorded investment prior to restructuring and immediately after restructuring in all loans restructured during the periods presented. These tables do not reflect the recorded investment at the end of the periods indicated. Any increase in the recorded investment at the time of the restructuring was generally due to the capitalization of delinquent interest and/or escrow balances. During the fourth quarter of fiscal year 2017, management refined its methodology for assessing whether a loan modification qualifies as a TDR which, though not being material, resulted in fewer loans being classified as TDRs.

	For the Year Ended September 30, 2017
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family - originated	112	$11,940	$12,402
One- to four-family - correspondent	12	2,443	2,459
One- to four-family - bulk purchased	3	1,031	1,048
Commercial real estate	—	—	—
Consumer - home equity	17	368	380
Consumer - other	—	—	—
	144	$15,782	$16,289

	For the Year Ended September 30, 2016
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family - originated	122	$17,201	$17,557
One- to four-family - correspondent	12	2,592	2,619
One- to four-family - bulk purchased	3	596	594
Commercial real estate	—	—	—
Consumer - home equity	19	427	433
Consumer - other	1	8	8
	157	$20,824	$21,211

	For the Year Ended September 30, 2015
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family - originated	141	$17,265	$17,468
One- to four-family - correspondent	2	546	542
One- to four-family - bulk purchased	4	1,140	1,144
Commercial real estate	—	—	—
Consumer - home equity	22	479	485
Consumer - other	3	12	12
	172	$19,442	$19,651

The following table provides information on TDRs that became delinquent during the periods presented within 12 months after being restructured.

	For the Years Ended
	September 30, 2017		September 30, 2016		September 30, 2015
	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
One- to four-family - originated	46	$4,561	48	$5,330	49	$5,311
One- to four-family - correspondent	2	148	3	548	3	432
One- to four-family - bulk purchased	2	698	—	—	4	890
Commercial real estate	—	—	—	—	—	—
Consumer - home equity	16	440	6	174	4	33
Consumer - other	—	—	—	—	1	5
	66	$5,847	57	$6,052	61	$6,671

Impaired loans - The following information pertains to impaired loans, by class, as of the dates presented. During the fourth quarter of fiscal year 2017, management refined its methodology for classifying loans as impaired. The change resulting from this refinement was immaterial. Impaired loans include loans partially charged-off and TDRs. All impaired loans are individually evaluated for loss and all losses are charged-off, resulting in no related ACL for these loans.

	September 30, 2017			September 30, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	ACL	Investment	Balance	ACL
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$30,251	$30,953	$—	$22,982	$23,640	$—
One- to four-family - correspondent	3,800	3,771	—	2,963	2,950	—
One- to four-family - bulk purchased	7,403	8,606	—	10,985	12,684	—
Commercial real estate	—	—	—	—	—	—
Consumer - home equity	775	997	—	1,014	1,230	—
Consumer - other	—	24	—	10	42	—
	42,229	44,351	—	37,954	40,546	—
With an allowance recorded
One- to four-family - originated	—	—	—	13,430	13,476	125
One- to four-family - correspondent	—	—	—	2,662	2,664	4
One- to four-family - bulk purchased	—	—	—	1,650	1,627	49
Commercial real estate	—	—	—	—	—	—
Consumer - home equity	—	—	—	548	548	38
Consumer - other	—	—	—	6	6	1
	—	—	—	18,296	18,321	217
Total
One- to four-family - originated	30,251	30,953	—	36,412	37,116	125
One- to four-family - correspondent	3,800	3,771	—	5,625	5,614	4
One- to four-family - bulk purchased	7,403	8,606	—	12,635	14,311	49
Commercial real estate	—	—	—	—	—	—
Consumer - home equity	775	997	—	1,562	1,778	38
Consumer - other	—	24	—	16	48	1
	$42,229	$44,351	$—	$56,250	$58,867	$217

	For the Years Ended
	September 30, 2017		September 30, 2016		September 30, 2015
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$24,122	$917	$12,063	$470	$11,744	$451
One- to four-family - correspondent	3,346	118	495	18	471	10
One- to four-family - bulk purchased	9,852	194	11,022	196	11,153	196
Commercial real estate	—	—	—	—	—	—
Consumer - home equity	988	86	628	93	485	29
Consumer - other	7	—	13	1	12	—
	38,315	1,315	24,221	778	23,865	686
With an allowance recorded
One- to four-family - originated	11,469	434	24,199	983	25,465	1,026
One- to four-family - correspondent	2,018	65	2,669	50	1,759	53
One- to four-family - bulk purchased	1,160	20	2,219	27	2,960	40
Commercial real estate	—	—	—	—	—	—
Consumer - home equity	457	36	895	64	795	34
Consumer - other	10	1	13	1	15	2
	15,114	556	29,995	1,125	30,994	1,155
Total
One- to four-family - originated	35,591	1,351	36,262	1,453	37,209	1,477
One- to four-family - correspondent	5,364	183	3,164	68	2,230	63
One- to four-family - bulk purchased	11,012	214	13,241	223	14,113	236
Commercial real estate	—	—	—	—	—	—
Consumer - home equity	1,445	122	1,523	157	1,280	63
Consumer - other	17	1	26	2	27	2
	$53,429	$1,871	$54,216	$1,903	$54,859	$1,841

Allowance for Credit Losses - The following is a summary of ACL activity, by loan portfolio segment, for the periods presented, and the ending balance of ACL based on the Company's impairment methodology.

	For the Year Ended September 30, 2017
	One- to Four-Family
		Correspondent	Bulk		Commercial
	Originated	Purchased	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning balance	$3,928	$2,102	$1,065	$7,095	$1,208	$237	$8,540
Charge-offs	(72)	—	(216)	(288)	—	(60)	(348)
Recoveries	4	—	165	169	—	37	206
Provision for credit losses	(687)	(180)	(14)	(881)	904	(23)	—
Ending balance	$3,173	$1,922	$1,000	$6,095	$2,112	$191	$8,398

	For the Year Ended September 30, 2016
	One- to Four-Family
		Correspondent	Bulk		Commercial
	Originated	Purchased	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning balance	$4,865	$2,115	$1,434	$8,414	$742	$287	$9,443
Charge-offs	(200)	—	(342)	(542)	—	(88)	(630)
Recoveries	77	—	374	451	—	26	477
Provision for credit losses	(814)	(13)	(401)	(1,228)	466	12	(750)
Ending balance	$3,928	$2,102	$1,065	$7,095	$1,208	$237	$8,540

	For the Year Ended September 30, 2015
	One- to Four-Family
		Correspondent	Bulk		Commercial
	Originated	Purchased	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning balance	$4,460	$1,803	$2,323	$8,586	$400	$241	$9,227
Charge-offs	(424)	(11)	(228)	(663)	—	(72)	(735)
Recoveries	56	—	58	114	—	66	180
Provision for credit losses	773	323	(719)	377	342	52	771
Ending balance	$4,865	$2,115	$1,434	$8,414	$742	$287	$9,443

The following is a summary of the loan portfolio and related ACL balances, at the dates presented, by loan portfolio segment disaggregated by the Company's impairment method. There was no ACL for loans individually evaluated for impairment at either date as all losses were charged-off.

	September 30, 2017
	One- to Four-Family
		Correspondent	Bulk		Commercial
	Originated	Purchased	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$3,945,063	$2,476,063	$346,035	$6,767,161	$268,979	$125,100	$7,161,240

Recorded investment in loans
individually evaluated for impairment	30,251	3,800	7,404	41,455	—	774	42,229
	$3,975,314	$2,479,863	$353,439	$6,808,616	$268,979	$125,874	$7,203,469

ACL for loans collectively
evaluated for impairment	$3,173	$1,922	$1,000	$6,095	$2,112	$191	$8,398

	September 30, 2016
	One- to Four-Family
		Correspondent	Bulk		Commercial
	Originated	Purchased	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$4,003,750	$2,233,347	$407,833	$6,644,930	$153,082	$126,504	$6,924,516

Recorded investment in loans
individually evaluated for impairment	24,960	4,975	11,008	40,943	—	1,105	42,048
	$4,028,710	$2,238,322	$418,841	$6,685,873	$153,082	$127,609	$6,966,564

ACL for loans collectively
evaluated for impairment	$3,928	$2,102	$1,065	$7,095	$1,208	$237	$8,540

5. PREMISES AND EQUIPMENT
A summary of the net carrying value of premises and equipment at September 30, 2017 and 2016 was as follows:

	2017	2016
	(Dollars in thousands)
Land	$11,670	$11,065
Building and improvements	96,401	91,700
Furniture, fixtures and equipment	43,410	42,590
	151,481	145,355
Less accumulated depreciation	66,663	62,134
	$84,818	$83,221

The Bank has entered into non-cancelable operating lease agreements with respect to banking premises and equipment. It is expected that many agreements will be renewed at expiration in the normal course of business. Rental expense was $1.1 million, $1.2 million, and $1.1 million for the years ended September 30, 2017, 2016, and 2015, respectively.

As of September 30, 2017, future minimum rental commitments, rounded to the nearest thousand, required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year were as follows:

2018	$1,170
2019	1,057
2020	813
2021	703
2022	623
Thereafter	1,906
$6,272

6. LOW INCOME HOUSING PARTNERSHIPS
The Bank's investment in low income housing partnerships, which is included in other assets in the consolidated balance sheets, was $66.1 million and $58.0 million at September 30, 2017 and 2016, respectively.  The Bank's obligations related to unfunded commitments, which are included in accounts payable and accrued expenses in the consolidated balance sheets, were $29.4 million and $27.2 million at September 30, 2017 and 2016, respectively. The majority of the commitments at September 30, 2017 are projected to be funded through the end of calendar year 2020.

For fiscal year 2017, the net income tax benefit associated with these investments, which consists of proportional amortization expense and affordable housing tax credits and other related tax benefits, was reported in income tax expense in the consolidated statements of income. The amount of proportional amortization expense recognized during fiscal year 2017 was $4.4 million and the amount of affordable housing tax credits and other related tax benefits was $6.9 million, resulting in a net income tax benefit of $2.5 million. For fiscal years 2016 and 2015, the expenses were reported in the low income housing partnerships line of the consolidated statements of income, and the amount of affordable housing tax credits and other related tax benefits was $6.0 million and $5.3 million, respectively. There were no impairment losses during fiscal years 2017, 2016, or 2015 resulting from the forfeiture or ineligibility of tax credits or other circumstances.

7. DEPOSITS AND BORROWED FUNDS
Deposits - Non-interest-bearing deposits totaled $243.7 million and $217.0 million as of September 30, 2017 and 2016, respectively. Certificates of deposit with a minimum denomination of $250 thousand were $676.1 million and $576.4 million as of September 30, 2017 and 2016, respectively. Deposits in excess of $250 thousand may not be fully insured by the Federal Deposit Insurance Corporation.

FHLB Borrowings - FHLB borrowings at September 30, 2017 consisted of $2.17 billion in FHLB advances, of which $1.98 billion were fixed-rate advances and $200.0 million were variable-rate advances. FHLB borrowings at September 30, 2016 consisted of $2.37 billion in fixed-rate FHLB advances. There were no borrowings against the variable-rate FHLB line of credit at September 30, 2017 and 2016. The line of credit is set to expire on November 16, 2018, at which time it is expected to be renewed automatically by FHLB for a one year period.

FHLB advances at September 30, 2017 and 2016 were comprised of the following:

	2017	2016
	(Dollars in thousands)
FHLB advances	$2,175,000	$2,375,000
Deferred prepayment penalty	(1,192)	(2,611)
	$2,173,808	$2,372,389

Weighted average contractual interest rate on FHLB advances	1.96%	2.17%
Weighted average effective interest rate on FHLB advances(1)	2.09	2.24

(1)	The effective interest rate includes the net impact of deferred amounts and interest rate swaps related to the variable-rate FHLB advances.

During fiscal years 2017, 2016 and 2015, the Bank utilized a leverage strategy (the "leverage strategy") to increase earnings. The leverage strategy involves borrowing up to $2.10 billion either on the Bank's FHLB line of credit or by entering into short-term FHLB advances, depending on the rates offered by FHLB, with all of the balance being paid down at each quarter end. The proceeds of the borrowings, net of the required FHLB stock holdings, are deposited at the FRB of Kansas City. Management can discontinue the use of the leverage strategy at any point in time.

During fiscal year 2017, the Bank entered into interest rate swap agreements with a total notional amount of $200.0 million in order to hedge the variable cash flows associated with the $200.0 million of variable-rate FHLB advances. At September 30, 2017, the interest rate swap agreements had an average remaining term to maturity of 5.9 years. The interest rate swaps were designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the interest rate swap agreements. At September 30, 2017, the total fair value of the interest rate swaps was $598 thousand and was reported in accounts payable and accrued expenses on the consolidated balance sheet. During fiscal year 2017, $134 thousand was reclassified from AOCI to interest expense and no hedge ineffectiveness was recognized in the consolidated statements of income. During the next 12 months, the Company estimates that $1.1 million will be reclassified as an increase to interest expense. The Bank has minimum collateral posting thresholds with its derivative counterparty and posts collateral on a daily basis. The Bank posted cash collateral of $731 thousand at September 30, 2017.

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

FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB and certain securities, when necessary. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of a borrowing institution's regulatory total assets without the pre-approval of FHLB senior management. In July 2017, the president of FHLB approved an increase, through July 2018, in the Bank's borrowing limit to 55% of Bank Call Report total assets. At September 30, 2017, the ratio of the par value of the Bank's FHLB borrowings to the Bank's Call Report total assets was 24%. During fiscal year 2017, the Bank's FHLB borrowings to the Bank's Call Report total assets was in excess of 40% due to the leverage strategy.

Repurchase Agreements - At September 30, 2017 and 2016, the Company had repurchase agreements outstanding in the amount of $200.0 million, with a weighted average contractual rate of 2.94%. All of the Company's repurchase agreements at September 30, 2017 and 2016 were fixed-rate. See Note 3 for information regarding the amount of securities pledged as collateral in conjunction with repurchase agreements. Securities are delivered to the party with whom each transaction is executed and the party agrees to resell the same securities to the Bank at the maturity of the agreement. The Bank retains the right to substitute similar or like securities throughout the terms of the agreements. The repurchase agreements and collateral are subject to valuation at current market levels and the Bank may ask for the return of excess collateral or be required to post additional collateral due to changes in the market values of these items. The Bank may also be required to post additional collateral as a result of principal payments received on the securities pledged.

Maturity of Borrowed Funds and Certificates of Deposit - The following table presents the scheduled maturity of FHLB advances, at par, repurchase agreements, and certificates of deposit as of September 30, 2017:

	FHLB	Repurchase	Certificates
	Advances	Agreements	of Deposit
	Amount	Amount	Amount
	(Dollars in thousands)
2018	$475,000	$100,000	$1,116,415
2019	500,000	—	748,537
2020	350,000	100,000	591,966
2021	550,000	—	274,805
2022	200,000	—	177,308
Thereafter	100,000	—	1,390
	$2,175,000	$200,000	$2,910,421

8. INCOME TAXES
Income tax expense for the years ended September 30, 2017, 2016, and 2015 consisted of the following:

	2017	2016	2015
	(Dollars in thousands)
Current:
Federal	$38,127	$33,298	$30,079
State	4,734	4,677	4,395
	42,861	37,975	34,474
Deferred:
Federal	712	286	2,869
State	210	184	332
	922	470	3,201
	$43,783	$38,445	$37,675

The Company's effective tax rates were 34.2%, 31.5%, and 32.5% for the years ended September 30, 2017, 2016, and 2015, respectively. The increase in the effective tax rate for the year ended September 30, 2017 was due primarily to the accounting method change for low income housing partnership investments. See "Note 1. Summary of Significant Accounting Policies" for further discussion regarding the accounting method change and "Note 6. Low Income Housing Partnerships" for additional information regarding the income tax expense components of the low income housing partnership investments. The differences between such effective rates and the statutory Federal income tax rate computed on income before income tax expense resulted from the following:

	2017		2016		2015
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Federal income tax expense
computed at statutory Federal rate	$44,772	35.0%	$42,679	35.0%	$40,519	35.0%
Increases (decreases) in taxes resulting from:
State taxes, net of Federal tax effect	3,452	2.7	3,308	2.7	3,257	2.8
Low income housing tax credits, presented net of proportional amortization in 2017	(2,468)	(2.0)	(4,815)	(4.0)	(4,316)	(3.7)
ESOP related expenses, net	(1,052)	(0.8)	(1,127)	(0.9)	(1,222)	(1.1)
Other	(921)	(0.7)	(1,600)	(1.3)	(563)	(0.5)
	$43,783	34.2%	$38,445	31.5%	$37,675	32.5%
Deferred income tax expense represents the change in deferred income tax assets and liabilities excluding the tax effects of the change in net unrealized gain (loss) on AFS securities, interest rate swaps and changes in the market value of restricted stock between the grant date and vesting date. The sources of these differences and the tax effect of each as of September 30, 2017, 2016, and 2015 were as follows:

	2017	2016	2015
	(Dollars in thousands)
Salaries, deferred compensation and employee benefits	$437	$(143)	$(12)
Low income housing partnerships	285	(318)	(763)
ACL	185	480	(75)
Premises and equipment	14	1,593	(129)
FHLB stock dividends	4	(1,357)	4,083
Capitol Federal Foundation contribution	—	—	418
Other, net	(3)	215	(321)
	$922	$470	$3,201

The components of the net deferred income tax liabilities as of September 30, 2017 and 2016 were as follows:

	2017	2016
	(Dollars in thousands)
Deferred income tax assets:
Salaries, deferred compensation and employee benefits	$2,583	$3,020
Low income housing partnerships	1,478	1,763
ESOP compensation	1,724	1,566
ACL	711	896
Other	2,621	2,528
Gross deferred income tax assets	9,117	9,773

Valuation allowance	(1,795)	(1,804)
Gross deferred income tax asset, net of valuation allowance	7,322	7,969

Deferred income tax liabilities:
FHLB stock dividends	23,242	23,238
Premises and equipment	6,105	6,091
Unrealized gain on AFS securities	2,000	3,595
Other	433	419
Gross deferred income tax liabilities	31,780	33,343

Net deferred tax liabilities	$24,458	$25,374

The Company assesses the available positive and negative evidence surrounding the recoverability of its deferred tax assets and applies its judgment in estimating the amount of valuation allowance necessary under the circumstances.  At both September 30, 2017 and 2016, the Company had a valuation allowance of $1.8 million related to the net operating losses generated by the Company's consolidated Kansas corporate income tax return. The companies included in the consolidated Kansas corporate income tax return are the holding company and Capitol Funds, Inc., as the Bank files a Kansas privilege tax return. Based on the nature of the operations of the holding company and Capitol Funds, Inc., management believes there will not be sufficient taxable income to fully utilize the deferred tax assets noted above; therefore, a valuation allowance has been recorded for the related amounts at September 30, 2017 and 2016.

Accounting Standard Codification ("ASC") 740 Income Taxes prescribes a process by which a tax position taken, or expected to be taken, on an income tax return is determined based upon the technical merits of the position, along with whether the tax position meets a more-likely-than-not-recognition threshold, to determine the amount, if any, of unrecognized tax benefits to recognize in the financial statements. Estimated penalties and interest related to unrecognized tax benefits are included in income tax expense in the consolidated statements of income. For the year ended September 30, 2017 and 2016, the Company had no unrecognized tax benefits. For the year ended September 30, 2015, the Company's unrecognized tax benefits, estimated penalties and interest, and related activities were insignificant.

The Company files income tax returns in the U.S. federal jurisdiction and the state of Kansas, as well as other states where it has either established nexus under an economic nexus theory or has exceeded enumerated nexus thresholds based on the amount of interest income derived from sources within a given state. With few exceptions, the Company is no longer subject to U.S. federal and state examinations by tax authorities for fiscal years before 2014.

9. EMPLOYEE STOCK OWNERSHIP PLAN
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

As annual loan payments are made on September 30, shares are released from collateral and allocated to qualified employees based on the proportion of their qualifying compensation to total qualifying compensation. On September 30, 2017, 165,198 shares were released from collateral.  On September 30, 2018, 165,198 shares will be released from collateral. As ESOP shares are committed to be released from collateral, the Company records compensation expense.  Dividends on unallocated ESOP shares are applied to the debt service payments of the loan secured by the unallocated shares. Dividends on unallocated ESOP shares in excess of the debt service payment are recorded as compensation expense and distributed to participants or participants' ESOP accounts.  Compensation expense related to the ESOP was $3.3 million for the year ended September 30, 2017, $3.0 million for the year ended September 30, 2016, and $3.0 million for the year ended September 30, 2015.  Of these amounts, $784 thousand, $522 thousand, and $384 thousand related to the difference between the market price of the Company's stock when the shares were acquired by the ESOP trust and the average market price of the Company's stock during the years ended September 30, 2017, 2016, and 2015, respectively. The amount included in compensation expense for dividends on unallocated ESOP shares in excess of the debt service payments was $833 thousand, $813 thousand, and $952 thousand for the years ended September 30, 2017, 2016, and 2015, respectively.

Shares may be withdrawn from the ESOP trust due to retirement, termination, or death of the participant. Additionally, a participant may begin to diversify at least 25% of their ESOP shares at age 50. The following is a summary of shares held in the ESOP trust as of September 30, 2017 and 2016:

	2017	2016
	(Dollars in thousands)
Allocated ESOP shares	4,369,840	4,392,371
Unreleased ESOP shares	3,799,554	3,964,752
Total ESOP shares	8,169,394	8,357,123

Fair value of unreleased ESOP shares	$55,853	$55,784

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

Stock Option Plans – There are currently 508,719 stock options outstanding as a result of grants awarded from the Stock Option Plan. The Equity Incentive Plan had 5,907,500 stock options originally eligible to be granted and, as of September 30, 2017, the Company had 4,184,316 stock options still available for future grants under this plan. This plan will expire in January 2027 and no additional grants may be made after expiration, but awards granted under this plan remain outstanding until they are individually vested, forfeited, or expire.

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

At September 30, 2017, the Company had 1,236,798 stock options outstanding with a weighted average exercise price of $13.31 per option and a weighted average contractual life of 5.3 years, and 1,144,798 options exercisable with a weighted average exercise price of $13.38 per option and a weighted average contractual life of 5.1 years. The exercise price may be paid in cash, shares of common stock, or a combination of both. New shares are issued by the Company upon the exercise of stock options.

Compensation expense attributable to stock option awards during the years ended September 30, 2017, 2016, and 2015 totaled $118 thousand, $335 thousand, and $618 thousand, respectively. The fair value of stock options vested during the years ended September 30, 2017, 2016, and 2015 was $174 thousand, $652 thousand, and $615 thousand, respectively. As of September 30, 2017, the total future compensation cost related to non-vested stock options not yet recognized in the consolidated statements of income was $128 thousand, net of estimated forfeitures, and the weighted average period over which these awards are expected to be recognized was 2.0 years.

Restricted Stock Plans – The Equity Incentive Plan had 2,363,000 shares originally eligible to be granted as restricted stock and, as of September 30, 2017, the Company had 1,757,650 shares available for future grants of restricted stock under this plan. This plan will expire in January 2027 and no additional grants may be made after expiration, but awards granted under this plan remain outstanding until they are individually vested or forfeited. The vesting period of the restricted stock awards under the Equity Incentive Plan has generally ranged from three to five years. At September 30, 2017, the Company had 56,600 unvested restricted stock shares with a weighted average grant date fair value of $13.38 per share.

Compensation expense is calculated based on the fair market value of the common stock at the date of the grant, as defined by the plan, and is recognized over the vesting time period. Compensation expense attributable to restricted stock awards during the years ended September 30, 2017, 2016, and 2015 totaled $388 thousand, $787 thousand, and $1.5 million, respectively. The fair value of restricted stock that vested during the years ended September 30, 2017, 2016, and 2015 totaled $563 thousand, $1.6 million, and $1.5 million, respectively. As of September 30, 2017 there was $635 thousand of unrecognized compensation cost related to unvested restricted stock to be recognized over a weighted average period of 2.7 years.

11. COMMITMENTS AND CONTINGENCIES
The following table summarizes the Bank's loan commitments as of September 30, 2017 and 2016:

	2017	2016
	(Dollars in thousands)
Originate fixed-rate	$33,528	$68,047
Originate adjustable-rate	9,861	12,257
Purchase/participate fixed-rate	74,104	138,792
Purchase/participate adjustable-rate	52,453	18,653
	$169,946	$237,749

Commitments to originate loans are commitments to lend to a customer. Commitments to purchase/participate in loans represent commitments to purchase loans from correspondent lenders on a loan-by-loan basis or participate in commercial real estate loans with a lead bank. The Bank evaluates each borrower's creditworthiness on a case-by-case basis. Commitments generally have expiration dates or other termination clauses and one-to four-family loan commitments may require the payment of a rate lock fee. Some of the commitments are expected to expire without being fully drawn upon; therefore, the amount of total commitments disclosed in the table above does not necessarily represent future cash requirements. As of September 30, 2017 and 2016, there were no significant loan-related commitments that met the definition of derivatives or commitments to sell mortgage loans. As of September 30, 2017 and 2016, the Bank had approved but unadvanced home equity lines of credit of $240.0 million and $262.8 million, respectively.

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counterclaims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company's consolidated financial statements for the year ended September 30, 2017, or future periods.
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

In conjunction with the Company's corporate reorganization in December 2010, a "liquidation account" was established for the benefit of certain depositors of the Bank in an amount equal to Capitol Federal Savings Bank MHC's ownership interest in the retained earnings of Capitol Federal Financial as of June 30, 2010. As of September 30, 2017, the balance of this liquidation account was $167.2 million. Under applicable federal banking regulations, neither the Company nor the Bank is permitted to pay dividends on its capital stock to its stockholders if stockholders' equity would be reduced below the amount of the liquidation account at that time.

The Bank and the Company must maintain certain minimum capital ratios as set forth in the table below for capital adequacy purposes. Effective January 1, 2016, the Company and Bank were required to maintain a capital conservation buffer above certain minimum capital ratios for capital adequacy purposes in order to avoid certain restrictions on capital distributions and other payments including dividends, share repurchases, and certain compensation. The required capital conservation buffer is being phased in over a four year period by increasing the required buffer amount by 0.625% each year. The capital conservation buffer was 0.625% at September 30, 2016 and 1.25% at September 30, 2017. At September 30, 2017 and 2016, the Bank and Company exceeded the capital conservation buffer requirement. Once fully phased-in, which will be on January 1, 2019 for the Company and Bank, the organization must maintain a balance of capital that exceeds by more than 2.5% each of the minimum risk-based capital ratios in order to satisfy the requirement. Management believes, as of September 30, 2017, that the Bank and Company meet all capital adequacy requirements to which they are subject and there were no conditions or events subsequent to September 30, 2017 that would change the Bank's or Company's category.

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank
As of September 30, 2017
Tier 1 leverage ratio	$1,201,863	10.8%	$444,877	4.0%	$556,097	5.0%
Common Equity Tier 1 ("CET1") capital ratio	1,201,863	27.2	199,181	4.5	287,706	6.5
Tier 1 capital ratio	1,201,863	27.2	265,575	6.0	354,100	8.0
Total capital ratio	1,210,261	27.3	354,100	8.0	442,625	10.0

As of September 30, 2016
Tier 1 leverage ratio	1,234,912	10.9	452,339	4.0	565,424	5.0
CET1 capital ratio	1,234,912	28.5	195,080	4.5	281,783	6.5
Tier 1 capital ratio	1,234,912	28.5	260,107	6.0	346,809	8.0
Total capital ratio	1,243,452	28.7	346,809	8.0	433,512	10.0

Company
As of September 30, 2017
Tier 1 leverage ratio	1,365,395	12.3	444,785	4.0	N/A	N/A
CET1 capital ratio	1,365,395	30.8	199,195	4.5	N/A	N/A
Tier 1 capital ratio	1,365,395	30.8	265,594	6.0	N/A	N/A
Total capital ratio	1,373,793	31.0	354,125	8.0	N/A	N/A

As of September 30, 2016
Tier 1 leverage ratio	1,387,049	12.3	452,248	4.0	N/A	N/A
CET1 capital ratio	1,387,049	32.0	195,094	4.5	N/A	N/A
Tier 1 capital ratio	1,387,049	32.0	260,126	6.0	N/A	N/A
Total capital ratio	1,395,589	32.2	346,835	8.0	N/A	N/A

13. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair Value Measurements – The Company uses fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures in accordance with ASC 820 and ASC 825. The Company's AFS securities and interest rate swaps are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other financial instruments on a non-recurring basis, such as OREO and loans individually evaluated for impairment. These non-recurring fair value adjustments involve the application of lower of cost or fair value accounting or write-downs of individual financial instruments.

The Company groups its financial instruments at fair value in three levels based on the markets in which the financial instruments are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets.

•
Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•
Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company's own estimates of assumptions that market participants would use in pricing the financial instrument. Valuation techniques include the use of option pricing models, discounted cash flow models, and similar techniques. The results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the financial instrument.

The Company bases its fair values on the price that would be received from the sale of a financial instrument in an orderly transaction between market participants at the measurement date under current market conditions. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

The following is a description of valuation methodologies used for financial instruments measured at fair value on a recurring basis.

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. The majority of the securities within the AFS portfolio were issued by GSEs. The Company primarily uses prices obtained from third party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third party pricing service when determining the fair value of its securities during the years ended September 30, 2017 and 2016. The Company's major security types, based on the nature and risks of the securities, are:

•
GSE Debentures - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for similar securities. (Level 2)

•
MBS - Estimated fair values are based on a discounted cash flow method. Cash flows are determined based on prepayment projections of the underlying mortgages and are discounted using current market yields for benchmark securities. (Level 2)

•
Municipal Bonds - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for securities with similar credit profiles. (Level 2)

•
Trust Preferred Securities - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking prepayment and underlying credit considerations into account. The discount rates are derived from secondary trades and bid/offer prices. (Level 3)

Interest Rate Swaps - The Company's interest rate swaps are designated as cash flow hedges and are reported at fair value in accounts payable and accrued expenses on the consolidated balance sheet, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. See "Note 7. Deposits and Borrowed Funds" for additional information. The estimated fair value of the interest rates swaps are obtained from a third party and are determined using a discounted cash flow analysis using observable market-based inputs. On a quarterly basis, management corroborates the estimated fair values obtained from the third party by internally calculating the estimated fair value using a discounted cash flow analysis using independent observable market-based inputs. The Company did not make any adjustments to the estimated fair value received from the third party during the year ended September 30, 2017. (Level 2)

The following tables provide the level of valuation assumption used to determine the carrying value of the Company's financial instruments measured at fair value on a recurring basis at the dates presented. The Company did not have any liabilities that were measured at fair value at September 30, 2016.

	September 30, 2017
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
GSE debentures	$270,729	$—	$270,729	$—
MBS	141,516	—	141,516	—
Municipal bonds	1,535	—	1,535	—
Trust preferred securities	2,051	—	—	2,051
	$415,831	$—	$413,780	$2,051

Liabilities:
Interest Rate Swaps	$598	$—	$598	$—

	September 30, 2016
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
GSE debentures	$347,038	$—	$347,038	$—
MBS	178,507	—	178,507	—
Trust preferred securities	1,756	—	—	1,756
	$527,301	$—	$525,545	$1,756

The Company's Level 3 AFS securities had no activity during fiscal years 2017, 2016, and 2015 except for principal repayments of $88 thousand, $97 thousand, and $400 thousand, respectively, and (decreases)/increases in net unrealized losses included in other comprehensive income of $(218) thousand, $61 thousand, and $45 thousand, respectively.

The following is a description of valuation methodologies used for significant financial instruments measured at fair value on a non-recurring basis.

Loans Receivable – The balance of loans individually evaluated for impairment at September 30, 2017 and 2016 was $18.4 million and $42.0 million, respectively. All of these loans were secured by residential real estate and were individually evaluated to determine if the carrying value of the loan was in excess of the fair value of the collateral, less estimated selling costs of 10%. Fair values were estimated through current appraisals or current Federal Housing Finance Agency ("FHFA") housing price indices, which is a broad based measure of the movement of single-family house prices and is a weighted, repeat-sales index. Management does not adjust or apply a discount to the appraised value or FHFA housing price indices, except for the estimated sales cost noted above. The primary significant unobservable input for loans individually evaluated for impairment using appraisals to determine the estimated fair value was the appraisal. Fair values of loans individually evaluated for impairment cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan, and, as such are classified as Level 3. Based on this evaluation, the Bank charged-off all loss amounts as of September 30, 2017 and 2016; therefore, the fair value was equal to the carrying value and there was no ACL related to these loans.

OREO – OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower of cost or fair value. Fair value is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value or listing price, except for the estimated sales costs noted above. The primary significant unobservable input for OREO was the appraisal or listing price. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property, and, as such are classified as Level 3. The fair value of OREO was equal to the carrying value at September 30, 2017 and 2016 and was $1.4 million and $3.7 million, respectively.

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

The carrying amounts and estimated fair values of the Company's financial instruments, at the dates presented, were as follows:

	2017		2016
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$351,659	$351,659	$281,764	$281,764
AFS securities	415,831	415,831	527,301	527,301
HTM securities	827,738	833,009	1,100,874	1,122,867
Loans receivable	7,195,071	7,354,100	6,958,024	7,292,971
FHLB stock	100,954	100,954	109,970	109,970
Liabilities:
Deposits	5,309,868	5,318,249	5,164,018	5,204,251
FHLB borrowings	2,173,808	2,182,841	2,372,389	2,434,151
Repurchase agreements	200,000	202,004	200,000	207,303
Interest rate swaps	598	598	—	—

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

Deposits - The estimated fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date. The estimated fair value of these deposits at September 30, 2017 and 2016 was $2.40 billion and $2.34 billion, respectively. (Level 1) The fair value of certificates of deposit is estimated by discounting future cash flows using current London Interbank Offered Rates ("LIBOR"). The estimated fair value of certificates of deposit at September 30, 2017 and 2016 was $2.92 billion and $2.87 billion, respectively. (Level 2)

FHLB borrowings and repurchase agreements - The fair value of fixed-maturity borrowed funds is estimated by discounting estimated future cash flows using current offer rates. (Level 2)
Interest rate swaps - The fair value of the interest rate swaps was determined using discounted cash flow analysis using observable market-based inputs. (Level 2)

14. OTHER COMPREHENSIVE INCOME
The following table presents the changes in the components of AOCI, net of tax, for the year ended September 30, 2017. During the years ended September 30, 2016 and 2015, the only changes in AOCI, net of tax, were related to unrealized gains (losses) on AFS securities and there were no amounts reclassified from AOCI.

	For the Year Ended September 30, 2017
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(dollars in thousands)
Balance at October 1, 2016	$5,915	$—	$5,915
Other comprehensive income (loss), before reclassifications	(2,625)	(506)	(3,131)
Amount reclassified from AOCI	—	134	134
Other comprehensive income (loss)	(2,625)	(372)	(2,997)
Balance at September 30, 2017	$3,290	$(372)	$2,918

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table presents summarized quarterly data for each of the years indicated for the Company.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(Dollars and counts in thousands, except per share amounts)
2017
Total interest and dividend income	$75,322	$77,660	$79,630	$80,574	$313,186
Net interest and dividend income	47,306	49,054	49,364	49,658	195,382
Provision for credit losses	—	—	—	—	—
Net income	20,578	21,587	21,370	20,602	84,137
Basic EPS	0.15	0.16	0.16	0.15	0.63
Diluted EPS	0.15	0.16	0.16	0.15	0.63
Dividends declared per share	0.375	0.085	0.335	0.085	0.88
Average number of basic shares outstanding	133,697	134,066	134,254	134,314	134,082
Average number of diluted shares outstanding	133,950	134,259	134,360	134,404	134,244

2016
Total interest and dividend income	$74,359	$75,632	$75,527	$75,595	$301,113
Net interest and dividend income	47,982	48,538	47,930	47,732	192,182
Provision for credit losses	—	—	—	(750)	(750)
Net income	20,718	21,527	20,551	20,698	83,494
Basic EPS	0.16	0.16	0.15	0.16	0.63
Diluted EPS	0.16	0.16	0.15	0.16	0.63
Dividends declared per share	0.335	0.085	0.335	0.085	0.84
Average number of basic shares outstanding	132,822	132,960	133,102	133,296	133,045
Average number of diluted shares outstanding	132,911	133,031	133,251	133,493	133,176

16. PARENT COMPANY FINANCIAL INFORMATION (PARENT COMPANY ONLY)
The Company serves as the holding company for the Bank (see "Note 1. Summary of Significant Accounting Policies"). The Company's (parent company only) balance sheets at the dates presented, and the related statements of income and cash flows for each of the years presented are as follows:

BALANCE SHEETS
SEPTEMBER 30, 2017 and 2016
(Dollars in thousands, except per share amounts)

	2017	2016
ASSETS:
Cash and cash equivalents	$120,785	$108,197
Investment in the Bank	1,204,781	1,240,827
Note receivable - ESOP	42,557	43,790
Other assets	365	389
TOTAL ASSETS	$1,368,488	$1,393,203

LIABILITIES:
Income taxes payable, net	$88	$128
Accounts payable and accrued expenses	52	74
Deferred income tax liabilities, net	35	37
Total liabilities	175	239

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 138,223,835 and 137,486,172
shares issued and outstanding as of September 30, 2017 and 2016, respectively	1,382	1,375
Additional paid-in capital	1,167,368	1,156,855
Unearned compensation - ESOP	(37,995)	(39,647)
Retained earnings	234,640	268,466
AOCI, net of tax	2,918	5,915
Total stockholders' equity	1,368,313	1,392,964
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,368,488	$1,393,203

STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 2017, 2016, and 2015
(Dollars in thousands)

	2017	2016	2015
INTEREST AND DIVIDEND INCOME:
Dividend income from the Bank	$120,215	$117,513	$115,359
Interest income from other investments	1,715	1,725	1,835
Total interest and dividend income	121,930	119,238	117,194
NON-INTEREST EXPENSE:
Salaries and employee benefits	896	827	835
Regulatory and outside services	247	261	243
Other non-interest expense	561	558	517
Total non-interest expense	1,704	1,646	1,595
INCOME BEFORE INCOME TAX EXPENSE AND EQUITY IN
EXCESS OF DISTRIBUTION OVER EARNINGS OF SUBSIDIARY	120,226	117,592	115,599
INCOME TAX EXPENSE	4	28	84
INCOME BEFORE EQUITY IN EXCESS OF
DISTRIBUTION OVER EARNINGS OF SUBSIDIARY	120,222	117,564	115,515
EQUITY IN EXCESS OF DISTRIBUTION OVER EARNINGS OF SUBSIDIARY	(36,085)	(34,070)	(37,422)
NET INCOME	$84,137	$83,494	$78,093

STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2017, 2016, and 2015
(Dollars in thousands)

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$84,137	$83,494	$78,093
Adjustments to reconcile net income to net cash provided by
operating activities:
Equity in excess of distribution over earnings of subsidiary	36,085	34,070	37,422
Depreciation of equipment	29	30	30
Provision for deferred income taxes	(2)	2	428
Changes in:
Other assets	(5)	1	35
Income taxes receivable/payable	(40)	445	3,300
Accounts payable and accrued expenses	(22)	14	1
Net cash flows provided by operating activities	120,182	118,056	119,309

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal collected on notes receivable from ESOP	1,233	1,194	1,156
Net cash flows provided by investing activities	1,233	1,194	1,156

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payment from subsidiary related to restricted stock awards	293	473	95
Dividends paid	(117,963)	(111,767)	(114,162)
Repurchase of common stock	—	—	(50,034)
Stock options exercised	8,843	4,070	267
Net cash flows used in financing activities	(108,827)	(107,224)	(163,834)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,588	12,026	(43,369)

CASH AND CASH EQUIVALENTS:
Beginning of year	108,197	96,171	139,540
End of year	$120,785	$108,197	$96,171

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of September 30, 2017.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2017, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act). The Company's internal control system is a process designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.
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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Management has concluded that the Company maintained an effective system of internal control over financial reporting based on these criteria as of September 30, 2017.

The Company's independent registered public accounting firm, Deloitte & Touche LLP, who audited the consolidated financial statements included in the Company's annual report, has issued an audit report on the Company's internal control over financial reporting as of September 30, 2017 and it is included in Item 8.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information required by this item concerning the Company's directors and compliance with Section 16(a) of the Act is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2018, a copy of which will be filed not later than 120 days after the close of the fiscal year. Pursuant to General Instruction G(3), information concerning executive officers of the Company is included in Part I, under the caption "Executive Officers of the Registrant" of this Form 10-K.

Information required by this item regarding the audit committee of the Company's Board of Directors, including information regarding the audit committee financial experts serving on the committee, is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2018, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Code of Ethics
We have adopted a written code of ethics within the meaning of Item 406 of SEC Regulation S-K that applies to our principal executive officer and senior financial officers, and to all of our other employees and our directors, a copy of which is available free of charge in the Investor Relations section of our website, www.capfed.com.

Item 11.  Executive Compensation
Information required by this item concerning compensation is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2018, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2018, a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table sets forth information as of September 30, 2017 with respect to compensation plans under which shares of our common stock may be issued.

Equity Compensation Plan Information
Number of Shares
Remaining Available
for Future Issuance
	Number of Shares		Under Equity
	to be issued upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Shares
	Outstanding Options,	Outstanding Options,	Reflected in the
Plan Category	Warrants and Rights	Warrants and Rights	First Column)
Equity compensation plans
approved by stockholders	1,236,798	$13.31	5,941,966	(1)
Equity compensation plans not
approved by stockholders	N/A	N/A	N/A
	1,236,798	$13.31	5,941,966

(1)	This amount includes 1,757,650 shares available for future grants of restricted stock under the Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item concerning certain relationships, related transactions and director independence is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2018, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Principal Accounting Fees and Services
Information required by this item concerning principal accounting fees and services is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2018, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)     The following is a list of documents filed as part of this report:
(1)  Financial Statements:

The following financial statements are included under Part II, Item 8 of this Form 10-K:

1.	Reports of Independent Registered Public Accounting Firm.

2.	Consolidated Balance Sheets as of September 30, 2017 and 2016.

3.	Consolidated Statements of Income for the Years Ended September 30, 2017, 2016, and 2015.

4.	Consolidated Statements of Comprehensive Income for the Years Ended September 30, 2017, 2016, and 2015.

5.	Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2017, 2016, and 2015.

6.	Consolidated Statements of Cash Flows for the Years Ended September 30, 2017, 2016, and 2015.

7.	Notes to Consolidated Financial Statements for the Years Ended September 30, 2017, 2016, and 2015.

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

10.6	Description of Director Fee Arrangements filed on August 1, 2014 as Exhibit 10.9 to the Registrant's June 30, 2014 Form 10-Q and incorporated herein by reference
10.7	Short-term Performance Plan filed on August 4, 2015 as Exhibit 10.10 to the Registrant's June 30, 2015 Form 10-Q and incorporated herein by reference
10.8
Capitol Federal Financial, Inc. 2012 Equity Incentive Plan (the "Equity Incentive Plan") filed on December 22, 2011 as Appendix A to Capitol Federal Financial, Inc.'s Proxy Statement (File No. 001-34814) and incorporated herein by reference

10.9	Form of Incentive Stock Option Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.12 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
10.10
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

10.12	Form of Restricted Stock Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.15 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
11	Calculations of Basic and Diluted Earnings Per Share (See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2. Earnings Per Share")
14	Code of Ethics*
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer, and Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer

101
The following information from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017, filed with the SEC on November 29, 2017, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at September 30, 2017 and 2016, (ii) Consolidated Statements of Income for the fiscal years ended September 30, 2017, 2016, and 2015, (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended September 30, 2017, 2016, and 2015, (iv) Consolidated Statement of Stockholders' Equity for the fiscal years ended September 30, 2017, 2016, and 2015, (v) Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2017, 2016, and 2015, and (vi) Notes to the Consolidated Financial Statements

*May be obtained free of charge in the Investor Relations section of our website, www.capfed.com.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: November 29, 2017	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ John B. Dicus	By:	/s/ Reginald L. Robinson
	John B. Dicus, Chairman, President		Reginald L. Robinson, Director
	and Chief Executive Officer		Date: November 29, 2017
(Principal Executive Officer)
	Date: November 29, 2017	By:	/s/ Michael T. McCoy, M.D.
Michael T. McCoy, M.D., Director
By:	/s/ Kent G. Townsend		Date: November 29, 2017
Kent G. Townsend, Executive Vice President,
	Chief Financial Officer and Treasurer	By:	/s/ James G. Morris
	(Principal Financial Officer)		James G. Morris, Director
	Date: November 29, 2017		Date: November 29, 2017

By:	/s/ Jeffrey R. Thompson	By:	/s/ Michel' P. Cole
	Jeffrey R. Thompson, Director		Michel' P. Cole, Director
	Date: November 29, 2017		Date: November 29, 2017

By:	/s/ Jeffrey M. Johnson	By:	/s/ Tara D. Van Houweling
	Jeffrey M. Johnson, Director		Tara D. Van Houweling, First Vice President
	Date: November 29, 2017		and Reporting Director
(Principal Accounting Officer)
By:	/s/ Morris J. Huey II		Date: November 29, 2017
Morris J. Huey II, Director
Date: November 29, 2017