Form 10-Q
period 2017-12-31
Capitol Federal Financial Inc
filed 2018-02-08
CIK 1490906

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
_________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
or
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

As of February 2, 2018, there were 138,235,235 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
	(Unaudited)
	December 31,	September 30,
	2017	2017
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $9,582 and $340,748)	$29,120	$351,659
Securities:
Available-for-sale ("AFS"), at estimated fair value (amortized cost of $498,469 and $410,541)	501,884	415,831
Held-to-maturity ("HTM"), at amortized cost (estimated fair value of $770,425 and $833,009)	770,806	827,738
Loans receivable, net (allowance for credit losses ("ACL") of $8,370 and $8,398)	7,189,744	7,195,071
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	195,470	100,954
Premises and equipment, net	84,591	84,818
Other assets	218,544	216,845
TOTAL ASSETS	$8,990,159	$9,192,916

LIABILITIES:
Deposits	$5,266,217	$5,309,868
FHLB borrowings	2,174,146	2,173,808
Repurchase agreements	100,000	200,000
Advance payments by borrowers for taxes and insurance	27,804	63,749
Income taxes payable, net	6,440	530
Deferred income tax liabilities, net	17,981	24,458
Accounts payable and accrued expenses	46,960	52,190
Total liabilities	7,639,548	7,824,603

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 138,230,735 and 138,223,835
shares issued and outstanding as of December 31, 2017 and September 30, 2017, respectively	1,382	1,382
Additional paid-in capital	1,167,692	1,167,368
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(37,582)	(37,995)
Retained earnings	216,045	234,640
Accumulated other comprehensive income ("AOCI"), net of tax	3,074	2,918
Total stockholders' equity	1,350,611	1,368,313
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,990,159	$9,192,916

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended
	December 31,
	2017	2016
INTEREST AND DIVIDEND INCOME:
Loans receivable	$64,189	$61,945
Cash and cash equivalents	7,114	2,969
Mortgage-backed securities ("MBS")	5,252	6,362
FHLB stock	3,095	2,939
Investment securities	994	1,107
Total interest and dividend income	80,644	75,322
INTEREST EXPENSE:
FHLB borrowings	17,917	16,117
Deposits	11,961	10,396
Repurchase agreements	1,392	1,503
Total interest expense	31,270	28,016
NET INTEREST INCOME	49,374	47,306
PROVISION FOR CREDIT LOSSES	—	—
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	49,374	47,306
NON-INTEREST INCOME:
Retail fees and charges	3,965	3,709
Income from bank-owned life insurance ("BOLI")	534	523
Other non-interest income	859	1,036
Total non-interest income	5,358	5,268
NON-INTEREST EXPENSE:
Salaries and employee benefits	10,528	10,634
Information technology and related expense	3,331	2,834
Occupancy, net	2,765	2,675
Deposit and loan transaction costs	1,407	1,386
Regulatory and outside services	1,140	1,346
Federal insurance premium	852	894
Advertising and promotional	685	690
Office supplies and related expense	442	437
Other non-interest expense	886	701
Total non-interest expense	22,036	21,597
INCOME BEFORE INCOME TAX EXPENSE	32,696	30,977
INCOME TAX EXPENSE	860	10,399
NET INCOME	$31,836	$20,578

Basic earnings per share ("EPS")	$0.24	$0.15
Diluted EPS	$0.24	$0.15
Dividends declared per share	$0.38	$0.38

Basic weighted average common shares	134,372,980	133,696,574
Diluted weighted average common shares	134,467,309	133,949,796

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	December 31,
	2017	2016
Net income	$31,836	$20,578
Other comprehensive income (loss), net of tax:
Changes in unrealized gains (losses) on AFS securities,
net of taxes of $709 and $799	(1,166)	(1,314)
Changes in unrealized gains (losses) on cash flow hedges,
net of taxes of $(804) and $0	1,322	—
Comprehensive income	$31,992	$19,264

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)

		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at October 1, 2017	$1,382	$1,167,368	$(37,995)	$234,640	$2,918	$1,368,313
Net income				31,836		31,836
Other comprehensive income, net of tax					156	156
ESOP activity, net		165	413			578
Stock-based compensation		94				94
Cumulative effect of adopting Accounting Standards Update ("ASU") 2016-09		19		(19)		—
Stock options exercised		46				46
Cash dividends to stockholders ($0.38 per share)				(50,412)		(50,412)
Balance at December 31, 2017	$1,382	$1,167,692	$(37,582)	$216,045	$3,074	$1,350,611

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,836	$20,578
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(3,095)	(2,939)
Proceeds from sales of loans receivable held-for-sale ("LHFS")	15,642	—
Amortization and accretion of premiums and discounts on securities	902	1,362
Depreciation and amortization of premises and equipment	2,058	1,891
Amortization of deferred amounts related to FHLB advances, net	338	365
Common stock committed to be released for allocation - ESOP	578	634
Stock-based compensation	94	157
Changes in deferred income tax liabilities, net	(6,572)	—
Changes in:
Other assets, net	1,531	(437)
Income taxes payable, net	5,909	8,899
Accounts payable and accrued expenses	(5,909)	(3,556)
Net cash provided by operating activities	43,312	26,954

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(101,782)	(35,890)
Proceeds from calls, maturities and principal reductions of AFS securities	11,760	61,274
Proceeds from calls, maturities and principal reductions of HTM securities	56,055	77,309
Proceeds from sale of AFS securities	2,078	—
Proceeds from the redemption of FHLB stock	—	98,950
Purchase of FHLB stock	(91,421)	(91,405)
Net increase in loans receivable	(10,979)	(114,245)
Purchase of premises and equipment	(2,034)	(1,981)
Proceeds from sale of other real estate owned ("OREO")	434	1,272
Net cash used in investing activities	(135,889)	(4,716)

		(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	December 31,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(50,412)	(50,198)
Net change in deposits	(43,651)	28,656
Proceeds from borrowings	4,300,000	2,100,000
Repayments on borrowings	(4,400,000)	(2,200,000)
Change in advance payments by borrowers for taxes and insurance	(35,945)	(37,240)
Stock options exercised	46	5,147
Excess tax benefits from stock options	—	193
Net cash used in financing activities	(229,962)	(153,442)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(322,539)	(131,204)

CASH AND CASH EQUIVALENTS:
Beginning of period	351,659	281,764
End of period	$29,120	$150,560

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Loans transferred to/from LHFS	$15,814	$—

See accompanying notes to consolidated financial statements.		(Concluded)

Notes to Consolidated Financial Statements (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The consolidated financial statements include the accounts of Capitol Federal® Financial, Inc. (the "Company") and its wholly-owned subsidiary, Capitol Federal Savings Bank (the "Bank"). The Bank has a wholly-owned subsidiary, Capitol Funds, Inc. Capitol Funds, Inc. has a wholly-owned subsidiary, Capitol Federal Mortgage Reinsurance Company. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017, filed with the Securities and Exchange Commission ("SEC"). Interim results are not necessarily indicative of results for a full year.

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

Recent Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers. The ASU, as amended, implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the amended guidance identifies specific steps an entity should apply in order to achieve this principle. The amended guidance requires entities to disclose both quantitative and qualitative information regarding contracts with customers. ASU 2014-09 will become effective for the Company on October 1, 2018. The majority of the Company's revenue is composed of interest income from loans and securities which are explicitly excluded from the amended ASU; therefore the amended ASU will likely not have a material impact to the Company's consolidated financial condition and results of operations, but it will likely result in expanded disclosures. The Company's evaluation of the amended ASU and its impact on components of non-interest income is ongoing.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The ASU amends lease accounting guidance by requiring that lessees recognize the assets and liabilities arising from leases on the balance sheet. Additionally, the ASU requires entities to disclose both quantitative and qualitative information regarding their leasing activities. The accounting applied by a lessor is largely unchanged from that applied under the previous guidance. ASU 2016-02 will become effective for the Company on October 1, 2019. The Company is continuing to work on the development of a lease inventory including determining whether other contracts exist that are deemed to be in scope. The Company expects to recognize right-of-use assets and lease liabilities for substantially all of its operating lease commitments based on the present value of unpaid lease payments as of the date of adoption. The Company is continuing to evaluate the impact this ASU may have on the Company's consolidated financial condition, results of operations and disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, along with simplifying the classification in the statement of cash flows. The Company adopted the ASU on October 1, 2017. Upon adoption, the Company elected to account for forfeitures of stock-based compensation awards when they occur. The Company will recognize excess tax benefits and tax deficiencies in income tax expense on the consolidated statements of income and present them within operating activities on the consolidated statements of cash flows. This ASU did not have a material impact on the Company's consolidated financial condition or results of operations at the time of adoption. However, the impact of tax benefits and the timing of their recognition within income tax expense is unpredictable, as these benefits are recognized primarily as a result of stock options being exercised.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU replaces the incurred loss impairment methodology in current GAAP, which requires credit losses to be recognized when it is probable that a loss has incurred, with a new impairment methodology. The new impairment methodology requires an entity to measure, at each reporting date, the expected credit losses of financial assets not measured at fair value, such as loans, HTM debt securities, and loan commitments, over their contractual lives. Under the new impairment methodology, expected credit losses will be measured at each reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Additionally, the ASU amends the current credit loss measurements for AFS debt securities. Credit losses related to AFS debt securities will be recorded through the ACL rather than as a direct write-down as per current GAAP. The ASU also requires enhanced disclosures related to credit quality and significant estimates and judgments used by management when estimating credit losses. The ASU will become effective for the Company on October 1, 2020. The Company continues to follow its implementation plan and is currently in the process of analyzing historical loan and loss data for portfolio segmentation purposes. Additionally, the Company has formed a cross-functional working group comprised of individuals from various functional areas to assist with the implementation of the ASU. While we are currently unable to reasonably estimate the impact of adopting this ASU, we expect the impact of adoption will be influenced by the composition of our loan and securities portfolios as well as the economic conditions and forecasts at the time of adoption.

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

	For the Three Months Ended
	December 31,
	2017	2016
	(Dollars in thousands, except per share amounts)
Net income	$31,836	$20,578
Income allocated to participating securities	(13)	(13)
Net income available to common stockholders	$31,823	$20,565

Average common shares outstanding	134,372,531	133,696,125
Average committed ESOP shares outstanding	449	449
Total basic average common shares outstanding	134,372,980	133,696,574

Effect of dilutive stock options	94,329	253,222

Total diluted average common shares outstanding	134,467,309	133,949,796

Net EPS:
Basic	$0.24	$0.15
Diluted	$0.24	$0.15

Antidilutive stock options, excluded from the diluted average
common shares outstanding calculation	498,900	236,400

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS and HTM securities at the dates presented. The majority of the MBS and investment securities portfolios are composed of securities issued by United States government-sponsored enterprises ("GSEs").

	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$296,327	$—	$1,423	$294,904
MBS	200,616	5,131	280	205,467
Municipal bonds	1,526	—	13	1,513
	$498,469	$5,131	$1,716	$501,884
HTM:
MBS	$745,771	$8,286	$8,626	$745,431
Municipal bonds	25,035	24	65	24,994
	$770,806	$8,310	$8,691	$770,425

	September 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$271,300	$16	$587	$270,729
MBS	135,644	5,923	51	141,516
Trust preferred securities	2,067	—	16	2,051
Municipal bonds	1,530	5	—	1,535
	$410,541	$5,944	$654	$415,831
HTM:
MBS	$800,931	$10,460	$5,295	$806,096
Municipal bonds	26,807	119	13	26,913
	$827,738	$10,579	$5,308	$833,009

The following tables summarize the estimated fair value and gross unrealized losses of those securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	December 31, 2017
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	$120,921	$442	$148,983	$981
MBS	84,672	274	661	6
Municipal bonds	1,513	13	—	—
	$207,106	$729	$149,644	$987

HTM:
MBS	$184,796	$1,875	$276,338	$6,751
Municipal bonds	16,036	65	445	—
	$200,832	$1,940	$276,783	$6,751

	September 30, 2017
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	$224,421	$539	$24,952	$48
MBS	9,648	46	673	5
Trust preferred securities	—	—	2,051	16
	$234,069	$585	$27,676	$69

HTM:
MBS	$259,200	$1,582	$201,094	$3,713
Municipal bonds	5,638	8	1,460	5
	$264,838	$1,590	$202,554	$3,718

The unrealized losses at December 31, 2017 and September 30, 2017 were primarily a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. The impairment is also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities, nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity. As a result of the analysis, management has concluded that no other-than-temporary impairments existed at December 31, 2017 or September 30, 2017.

The amortized cost and estimated fair value of debt securities as of December 31, 2017, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without prepayment penalty. For this reason, MBS are not included in the maturity categories.

	AFS		HTM
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
One year or less	$146,363	$146,082	$6,113	$6,109
One year through five years	151,490	150,335	18,922	18,885
	297,853	296,417	25,035	24,994
MBS	200,616	205,467	745,771	745,431
	$498,469	$501,884	$770,806	$770,425

The following table presents the taxable and non-taxable components of interest income on investment securities for the periods presented.

	For the Three Months Ended
	December 31,
	2017	2016
	(Dollars in thousands)
Taxable	$881	$964
Non-taxable	113	143
	$994	$1,107

The following table summarizes the carrying value of securities pledged as collateral for the obligations indicated below as of the dates presented.

	December 31, 2017	September 30, 2017
	(Dollars in thousands)
Public unit deposits	$439,595	$499,993
Repurchase agreements	108,709	214,298
Federal Reserve Bank of Kansas City ("FRB of Kansas City")	11,073	11,769
	$559,377	$726,060

During the current quarter, the Company sold trust preferred securities and received proceeds of $2.1 million. The Company recognized a gain of $9 thousand on the sale. All other dispositions of securities during the quarter were the result of principal repayments, calls, or maturities.

4. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at the dates presented is summarized as follows:

	December 31, 2017	September 30, 2017
	(Dollars in thousands)
Real estate loans:
One- to four-family:
Originated	$3,940,288	$3,959,232
Correspondent purchased	2,453,625	2,445,311
Bulk purchased	338,084	351,705
Construction	33,063	30,647
Total	6,765,060	6,786,895
Commercial:
Permanent	205,020	183,030
Construction	80,062	86,952
Total	285,082	269,982
Total real estate loans	7,050,142	7,056,877

Consumer loans:
Home equity	123,124	122,066
Other	4,238	3,808
Total consumer loans	127,362	125,874

Total loans receivable	7,177,504	7,182,751

Less:
ACL	8,370	8,398
Discounts/unearned loan fees	25,110	24,962
Premiums/deferred costs	(45,720)	(45,680)
	$7,189,744	$7,195,071

Lending Practices and Underwriting Standards - Originating and purchasing one- to four-family loans is the Bank's primary lending business. The Bank also originates consumer loans primarily secured by one- to four-family residential properties and originates and participates in commercial real estate loans. The Bank has a loan concentration in one- to four-family loans and a geographic concentration of these loans in Kansas and Missouri.

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

The following tables present the recorded investment, by class, in loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total recorded investment at the dates presented. The recorded investment in loans is defined as the unpaid principal balance of a loan, less charge-offs and inclusive of unearned loan fees and deferred costs. At December 31, 2017 and September 30, 2017, all loans 90 or more days delinquent were on nonaccrual status.

	December 31, 2017
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family - originated	$11,403	$5,962	$17,365	$3,941,643	$3,959,008
One- to four-family - correspondent	1,135	561	1,696	2,486,562	2,488,258
One- to four-family - bulk purchased	4,724	3,732	8,456	331,204	339,660
Commercial real estate	—	—	—	283,826	283,826
Consumer - home equity	604	511	1,115	122,009	123,124
Consumer - other	33	3	36	4,202	4,238
	$17,899	$10,769	$28,668	$7,169,446	$7,198,114

	September 30, 2017
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family - originated	$13,216	$5,500	$18,716	$3,956,598	$3,975,314
One- to four-family - correspondent	1,855	92	1,947	2,477,916	2,479,863
One- to four-family - bulk purchased	3,233	3,399	6,632	346,807	353,439
Commercial real estate	—	—	—	268,979	268,979
Consumer - home equity	467	406	873	121,193	122,066
Consumer - other	33	4	37	3,771	3,808
	$18,804	$9,401	$28,205	$7,175,264	$7,203,469

The recorded investment of mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of December 31, 2017 and September 30, 2017 was $3.9 million and $4.3 million, respectively, which is included in loans 90 or more days delinquent or in foreclosure in the table above.   The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure was $875 thousand at December 31, 2017 and $1.4 million at September 30, 2017.

The following table presents the recorded investment, by class, in loans classified as nonaccrual at the dates presented.

	December 31, 2017	September 30, 2017
	(Dollars in thousands)
One- to four-family - originated	$9,339	$10,054
One- to four-family - correspondent	1,340	1,804
One- to four-family - bulk purchased	4,179	4,264
Commercial real estate	—	—
Consumer - home equity	597	519
Consumer - other	3	4
	$15,458	$16,645

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

	December 31, 2017		September 30, 2017
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family - originated	$10,485	$27,425	$7,031	$30,059
One- to four-family - correspondent	1,089	4,074	261	3,800
One- to four-family - bulk purchased	—	7,889	—	8,005
Commercial real estate	—	—	—	—
Consumer - home equity	163	1,014	9	1,032
Consumer - other	—	3	—	4
	$11,737	$40,405	$7,301	$42,900

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

	December 31, 2017		September 30, 2017
	Credit Score	LTV	Credit Score	LTV
One- to four-family - originated	767	63%	767	63%
One- to four-family - correspondent	764	68	764	68
One- to four-family - bulk purchased	757	62	757	63
Consumer - home equity	756	19	755	19
	765	64	765	64

Troubled Debt Restructurings ("TDRs") - The following tables present the recorded investment prior to restructuring and immediately after restructuring in all loans restructured during the periods presented. These tables do not reflect the recorded investment at the end of the periods indicated. Any increase in the recorded investment at the time of the restructuring was generally due to the capitalization of delinquent interest and/or escrow balances. During the fourth quarter of fiscal year 2017, management refined its methodology for assessing whether a loan modification qualifies as a TDR which, though not material, resulted in fewer loans being classified as TDRs in the current fiscal year.

For the Three Months Ended
December 31, 2017
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
(Dollars in thousands)
One- to four-family - originated	1	$74	$82
One- to four-family - correspondent	—	—	—
One- to four-family - bulk purchased	—	—	—
Commercial real estate	—	—	—
Consumer - home equity	—	—	—
Consumer - other	—	—	—
	1	$74	$82

For the Three Months Ended
December 31, 2016
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
(Dollars in thousands)
One- to four-family - originated	38	$3,928	$4,185
One- to four-family - correspondent	—	—	—
One- to four-family - bulk purchased	—	—	—
Commercial real estate	—	—	—
Consumer - home equity	8	206	212
Consumer - other	—	—	—
	46	$4,134	$4,397

The following table provides information on TDRs that became delinquent during the periods presented within 12 months after being restructured.

	For the Three Months Ended
	December 31, 2017		December 31, 2016
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
One- to four-family - originated	12	$820	11	$978
One- to four-family - correspondent	—	—	—	—
One- to four-family - bulk purchased	3	1,040	—	—
Commercial real estate	—	—	—	—
Consumer - home equity	4	133	4	115
Consumer - other	—	—	—	—
	19	$1,993	15	$1,093

Impaired loans - The following information pertains to impaired loans, by class, as of the dates presented.

	December 31, 2017			September 30, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	ACL	Investment	Balance	ACL
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$27,165	$27,861	$—	$30,251	$30,953	$—
One- to four-family - correspondent	3,605	3,578	—	3,800	3,771	—
One- to four-family - bulk purchased	6,787	8,004	—	7,403	8,606	—
Commercial real estate	—	—	—	—	—	—
Consumer - home equity	636	876	—	775	997	—
Consumer - other	—	24	—	—	24	—
	38,193	40,343	—	42,229	44,351	—
With an allowance recorded
One- to four-family - originated	—	—	—	—	—	—
One- to four-family - correspondent	—	—	—	—	—	—
One- to four-family - bulk purchased	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Consumer - home equity	—	—	—	—	—	—
Consumer - other	—	—	—	—	—	—
	—	—	—	—	—	—
Total
One- to four-family - originated	27,165	27,861	—	30,251	30,953	—
One- to four-family - correspondent	3,605	3,578	—	3,800	3,771	—
One- to four-family - bulk purchased	6,787	8,004	—	7,403	8,606	—
Commercial real estate	—	—	—	—	—	—
Consumer - home equity	636	876	—	775	997	—
Consumer - other	—	24	—	—	24	—
	$38,193	$40,343	$—	$42,229	$44,351	$—

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

	For the Three Months Ended
	December 31, 2017		December 31, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$28,461	$297	$22,687	$205
One- to four-family - correspondent	3,717	33	3,138	24
One- to four-family - bulk purchased	7,210	53	10,898	46
Commercial real estate	—	—	—	—
Consumer - home equity	668	10	991	30
Consumer - other	—	—	11	—
	40,056	393	37,725	305
With an allowance recorded
One- to four-family - originated	—	—	13,289	125
One- to four-family - correspondent	—	—	2,254	20
One- to four-family - bulk purchased	—	—	1,428	6
Commercial real estate	—	—	—	—
Consumer - home equity	—	—	587	15
Consumer - other	—	—	13	—
	—	—	17,571	166
Total
One- to four-family - originated	28,461	297	35,976	330
One- to four-family - correspondent	3,717	33	5,392	44
One- to four-family - bulk purchased	7,210	53	12,326	52
Commercial real estate	—	—	—	—
Consumer - home equity	668	10	1,578	45
Consumer - other	—	—	24	—
	$40,056	$393	$55,296	$471

Allowance for Credit Losses - The following is a summary of ACL activity, by loan portfolio segment, for the periods presented, and the ending balance of ACL based on the Company's impairment methodology.

	For the Three Months Ended December 31, 2017
	One- to Four-Family
		Correspondent	Bulk		Commercial
	Originated	Purchased	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning balance	$3,173	$1,922	$1,000	$6,095	$2,112	$191	$8,398
Charge-offs	(3)	—	—	(3)	—	(31)	(34)
Recoveries	—	—	—	—	—	6	6
Provision for credit losses	(55)	(20)	—	(75)	45	30	—
Ending balance	$3,115	$1,902	$1,000	$6,017	$2,157	$196	$8,370

	For the Three Months Ended December 31, 2016
	One- to Four-Family
		Correspondent	Bulk		Commercial
	Originated	Purchased	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning balance	$3,928	$2,102	$1,065	$7,095	$1,208	$237	$8,540
Charge-offs	(24)	—	—	(24)	—	(8)	(32)
Recoveries	—	—	—	—	—	13	13
Provision for credit losses	(161)	(38)	(53)	(252)	287	(35)	—
Ending balance	$3,743	$2,064	$1,012	$6,819	$1,495	$207	$8,521

The following is a summary of the loan portfolio and related ACL balances, at the dates presented, by loan portfolio segment disaggregated by the Company's impairment method. There was no ACL for loans individually evaluated for impairment at either date as all losses were charged-off.

	December 31, 2017
	One- to Four-Family
		Correspondent	Bulk		Commercial
	Originated	Purchased	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$3,931,843	$2,484,653	$332,873	$6,749,369	$283,826	$126,726	$7,159,921

Recorded investment in loans
individually evaluated for impairment	27,165	3,605	6,787	37,557	—	636	38,193
	$3,959,008	$2,488,258	$339,660	$6,786,926	$283,826	$127,362	$7,198,114

ACL for loans collectively
evaluated for impairment	$3,115	$1,902	$1,000	$6,017	$2,157	$196	$8,370

	September 30, 2017
	One- to Four-Family
		Correspondent	Bulk		Commercial
	Originated	Purchased	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$3,945,063	$2,476,063	$346,035	$6,767,161	$268,979	$125,100	$7,161,240

Recorded investment in loans
individually evaluated for impairment	30,251	3,800	7,404	41,455	—	774	42,229
	$3,975,314	$2,479,863	$353,439	$6,808,616	$268,979	$125,874	$7,203,469

ACL for loans collectively
evaluated for impairment	$3,173	$1,922	$1,000	$6,095	$2,112	$191	$8,398

5. INCOME TAXES
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act made significant changes to the U.S. corporate income tax laws, such as a permanent reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018, bonus depreciation that will allow full expensing of qualified property, and other changes to and/or limitations on certain corporate income tax deductions. As required by Section 15 of the Internal Revenue Code, the Company will have a blended statutory federal income tax rate of 24.5% for fiscal year 2018, which is based on the applicable income tax rates prior to and subsequent to January 1, 2018 and the number of days in the fiscal year. In accordance with GAAP, the Company applied the blended federal income tax rate to pretax income in the current quarter and revalued its deferred tax assets and liabilities as of December 22, 2017 to account for the future impact of a lower federal income tax rate. The revaluation of the Company's deferred tax assets and liabilities resulted in a $7.5 million reduction in income tax expense in the current quarter and a corresponding reduction in the Company's net deferred tax liability.

Management estimates the effective income tax rate for fiscal year 2018 to be between 20% and 21% which is significantly lower than the effective tax rate of 34.2% for fiscal year 2017. The effective income tax rate is anticipated to be lower in the current fiscal year than the prior fiscal year due primarily to the revaluation of the Company's deferred tax assets and liabilities along with a lower blended statutory federal income tax rate. Management reviewed the carrying value of the Bank’s low income housing partnership investments in relation to the remaining tax benefits, considering the reduction in the corporate income tax rate, and determined there was no impairment present at December 31, 2017.

6. REPURCHASE AGREEMENTS
At December 31, 2017 and September 30, 2017, the Company had repurchase agreements outstanding in the amount of $100.0 million and $200.0 million, respectively, with a weighted average contractual rate of 2.53% and 2.94%, respectively. The $100.0 million outstanding at December 31, 2017 is scheduled to mature during fiscal year 2020. All of the Company's repurchase agreements at December 31, 2017 and September 30, 2017 were fixed-rate. See Note 3 for information regarding the amount of securities pledged as collateral in conjunction with repurchase agreements. Securities are delivered to the party with whom each transaction is executed and the party agrees to resell the same securities to the Bank at the maturity of the agreement. The Bank retains the right to substitute similar or like securities throughout the terms of the agreements. The repurchase agreements and collateral are subject to valuation at current market levels and the Bank may ask for the return of excess collateral or be required to post additional collateral due to changes in the market values of these items. The Bank may also be required to post additional collateral as a result of principal payments received on the securities pledged.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair Value Measurements - The Company uses fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures in accordance with Accounting Standards Codification ("ASC") 820 and ASC 825. The Company's AFS securities and interest rate swaps are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other financial instruments on a non-recurring basis, such as OREO and loans individually evaluated for impairment. These non-recurring fair value adjustments involve the application of lower of cost or fair value accounting or write-downs of individual financial instruments.

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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. The majority of the securities within the AFS portfolio were issued by GSEs. The Company primarily uses prices obtained from third party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third party pricing service when determining the fair value of its securities during the three months ended December 31, 2017 or during fiscal year 2017. The Company's major security types, based on the nature and risks of the securities, are:

•
GSE Debentures - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for similar securities. (Level 2)

•
MBS - Estimated fair values are based on a discounted cash flow method. Cash flows are determined based on prepayment projections of the underlying mortgages and are discounted using current market yields for benchmark securities. (Level 2)

•
Municipal Bonds - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for securities with similar credit profiles. (Level 2)

•
Trust Preferred Securities - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking prepayment and underlying credit considerations into account. The discount rates are derived from secondary trades and bid/offer prices. (Level 3)

Interest Rate Swaps - The Company's interest rate swaps are designated as cash flow hedges and are reported at fair value in accounts payable and accrued expenses on the consolidated balance sheet, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. The estimated fair value of the interest rates swaps are obtained from a third party and are determined using a discounted cash flow analysis using observable market-based inputs. On a quarterly basis, management corroborates the estimated fair values obtained from the third party by internally calculating the estimated fair value using a discounted cash flow analysis using independent observable market-based inputs. The Company did not make any adjustments to the estimated fair value received from the third party during the three months ended December 31, 2017 or during fiscal year 2017. (Level 2)

The following tables provide the level of valuation assumption used to determine the carrying value of the Company's financial instruments measured at fair value on a recurring basis at the dates presented.

	December 31, 2017
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
GSE debentures	$294,904	$—	$294,904	$—
MBS	205,467	—	205,467	—
Municipal bonds	1,513	—	1,513	—
	501,884	—	501,884	—
Interest Rate Swaps	1,528	—	1,528	—
	$503,412	$—	$503,412	$—

	September 30, 2017
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
GSE debentures	$270,729	$—	$270,729	$—
MBS	141,516	—	141,516	—
Municipal bonds	1,535	—	1,535	—
Trust preferred securities	2,051	—	—	2,051
	415,831	—	413,780	2,051

Liabilities:
Interest Rate Swaps	598	—	598	—

The Company sold its Level 3 AFS security during the three months ended December 31, 2017, received proceeds of $2.1 million, and recognized a gain on sale of $9 thousand, which is included in other non-interest income in the Company's consolidated statement of income. The Company's Level 3 AFS securities had no activity during the three months ended December 31, 2016, except for principal repayments of $19 thousand and a decrease in net unrealized losses included in other comprehensive income of $80 thousand.

The following is a description of valuation methodologies used for significant financial instruments measured at fair value on a non-recurring basis.

Loans Receivable - The amount of loans individually evaluated for impairment on a non-recurring basis during the three months ended December 31, 2017 and 2016 that were still held in the portfolio as of December 31, 2017 and 2016 was $1.9 million and $9.4 million, respectively. All of these loans were secured by residential real estate and were individually evaluated to determine if the carrying value of the loan was in excess of the fair value of the collateral, less estimated selling costs of 10%. Fair values were estimated through current appraisals. Management does not adjust or apply a discount to the appraised value, except for the estimated sales cost noted above. The primary significant unobservable input for loans individually evaluated for impairment was the appraisal. Fair values of loans individually evaluated for impairment cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan and, as such, are classified as Level 3. Based on this evaluation, the Bank charged-off all loss amounts as of December 31, 2017 and 2016; therefore, the fair value was equal to the carrying value and there was no ACL related to these loans.
OREO - OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower of cost or fair value. Fair value is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value or listing price, except for the estimated sales costs noted above. The primary significant unobservable input for OREO was the appraisal or listing price. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property and, as such, are classified as Level 3. The fair value of OREO measured on a non-recurring basis during the three months ended December 31, 2017 and 2016 that was still held in the portfolio as of December 31, 2017 and 2016 was $313 thousand and $1.3 million, respectively. The carrying value of the properties equaled the fair value of the properties at December 31, 2017 and 2016.

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

The carrying amounts and estimated fair values of the Company's financial instruments, at the dates presented, were as follows:

	December 31, 2017		September 30, 2017
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$29,120	$29,120	$351,659	$351,659
AFS securities	501,884	501,884	415,831	415,831
HTM securities	770,806	770,425	827,738	833,009
Loans receivable	7,189,744	7,306,923	7,195,071	7,354,100
FHLB stock	195,470	195,470	100,954	100,954
Interest rate swaps	1,528	1,528	—	—
Liabilities:
Deposits	5,266,217	5,261,378	5,309,868	5,318,249
FHLB borrowings	2,174,146	2,167,670	2,173,808	2,182,841
Repurchase agreements	100,000	100,571	200,000	202,004
Interest rate swaps	—	—	598	598

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

Deposits - The estimated fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date. The estimated fair value of these deposits at December 31, 2017 and September 30, 2017 was $2.44 billion and $2.40 billion, respectively. (Level 1) The fair value of certificates of deposit is estimated by discounting future cash flows using current London Interbank Offered Rates ("LIBOR"). The estimated fair value of certificates of deposit at December 31, 2017 and September 30, 2017 was $2.82 billion and $2.92 billion, respectively. (Level 2)

FHLB borrowings and repurchase agreements - The fair value of fixed-maturity borrowed funds is estimated by discounting estimated future cash flows using current offer rates. (Level 2) The carrying value of FHLB line of credit is considered to approximate its fair value due to the nature of the financial liability. (Level 1)
Interest rate swaps - The fair value of the interest rate swaps was determined using discounted cash flow analysis using observable market-based inputs. (Level 2)

8. OTHER COMPREHENSIVE INCOME
The following table presents the changes in the components of AOCI, net of tax, for the three months ended December 31, 2017. During the three months ended December 31, 2016, the only changes in AOCI, net of tax, were related to unrealized gains (losses) on AFS securities and there were no amounts reclassified from AOCI.

	For the Three Months Ended December 31, 2017
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(dollars in thousands)
Beginning balance	$3,290	$(372)	2,918
Other comprehensive income (loss), before reclassifications	(1,166)	1,596	430
Amount reclassified from AOCI	—	(274)	(274)
Other comprehensive income (loss)	(1,166)	1,322	156
Ending balance	$2,124	$950	3,074

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

This list of important factors is not all inclusive. For a discussion of risks and uncertainties related to our business that could adversely impact our operations and/or financial results, see "Part I, Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

As used in this Form 10-Q, unless we specify otherwise, "the Company," "we," "us," and "our" refer to Capitol Federal Financial, Inc. a Maryland corporation. "Capitol Federal Savings," and "the Bank," refer to Capitol Federal Savings Bank, a federal savings bank and the wholly-owned subsidiary of Capitol Federal Financial, Inc.

The following discussion and analysis is intended to assist in understanding the financial condition, results of operations, liquidity, and capital resources of the Company. The Bank comprises almost all of the consolidated assets and liabilities of the Company and the Company is dependent primarily upon the performance of the Bank for the results of its operations. Because of this relationship, references to management actions, strategies and results of actions apply to both the Bank and the Company. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017, filed with the SEC.

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

Local economic conditions have a significant impact on the ability of borrowers to repay loans and the value of the collateral securing these loans. The industries in the Bank's local market areas, where the properties securing approximately 67% of the Bank's one- to four-family loans are located, are diversified, especially in the Kansas City metropolitan statistical area, which comprises the largest segment of our loan portfolio and deposit base. As of December 2017, the unemployment rate was 3.4% for Kansas and 3.5% for Missouri, compared to the national average of 4.1%, based on information from the Bureau of Labor Statistics. The Kansas City market area has an average household income of approximately $80 thousand per annum, based on 2017 estimates from Claritas Pop-Facts Premier. The average household income in our combined local market areas is approximately $76 thousand per annum, with 91% of the population at or above the poverty level, also based on the 2017 estimates from Claritas Pop-Facts Premier. The Federal Housing Finance Agency price index for Kansas and Missouri continues to indicate relative stability in property values in our local market areas. Management also monitors broad industry and economic indicators and trends in the states and/or metropolitan statistical areas with the highest concentrations of correspondent purchased loans.

The Tax Act enacted on December 22, 2017 made significant changes to the U.S. corporate income tax laws, such as a permanent reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018, and changes to and/or limitations on certain income tax deductions. The Company has a fiscal year end of September 30th, so the change in the income tax rate will result in the use of a blended federal income tax rate for fiscal year 2018. In accordance with GAAP, the Company applied the blended federal income tax rate to pretax income in the current quarter and revalued its deferred tax assets and liabilities as of December 22, 2017 to account for the future impact of a lower income tax rate. The revaluation of the Company's deferred tax assets and liabilities contributed $7.5 million to the decrease in income tax expense in the current quarter. The benefit of the lower income tax rate is partially offset by the Company recognizing more proportional amortization expense related to its low income housing partnerships in fiscal year 2018 resulting from an adjustment to account for a higher portion of those benefits realized prior to the income tax rate change. Management estimates the effective income tax rate for fiscal year 2018 to be between 20% and 21% and approximately 22% for fiscal year 2019.

For the quarter ended December 31, 2017, the Company recognized net income of $31.8 million, or $0.24 per share, an increase of $11.3 million, or 54.7%, from the quarter ended December 31, 2016. The increase in net income was due primarily to a decrease in income tax expense resulting from the enactment of the Tax Act on December 22, 2017, the impact of which was an increase in basic and diluted EPS of $0.08 for the current quarter. The $0.08 EPS was composed of $0.06 per share related to the revaluation of the Company's deferred tax liabilities ($7.5 million) and $0.02 per share as a result of applying the lower blended corporate income tax rate to pretax income in the current quarter ($3.0 million).

The Bank has continued to utilize a leverage strategy to increase earnings in fiscal year 2018. The leverage strategy during the current quarter involved borrowing up to $2.10 billion either on the Bank's FHLB line of credit or by entering into short-term FHLB advances, depending on the rates offered by FHLB. The borrowings were repaid prior to quarter end for regulatory purposes. The proceeds from the borrowings, net of the required FHLB stock holdings which yielded 6.4% during the current quarter, were deposited at the FRB of Kansas City. Net income attributable to the leverage strategy is largely derived from the dividends received on FHLB stock holdings, plus the net interest rate spread between the yield on the cash at the FRB of Kansas City and the rate paid on the related FHLB borrowings, less applicable federal insurance premiums and estimated taxes. Net income attributable to the leverage strategy was $767 thousand during the current quarter, compared to $642 thousand for the prior year quarter. The increase was due primarily to a decrease in the fiscal year 2018 estimated effective tax rate applied to pretax income attributable to the leverage strategy.

The net interest margin increased 10 basis points, from 1.73% for the prior year quarter to 1.83% for the current year quarter. Excluding the effects of the leverage strategy, the net interest margin would have increased 13 basis points, from 2.07% for the prior year quarter to 2.20% for the current year quarter. The increase in the net interest margin was due mainly to an increase in interest-earning asset yields, as well as a shift in the mix of interest-earning assets from relatively lower yielding securities to higher yielding loans and a net decrease in the cost of liabilities not related to the leverage strategy. The Company's efficiency ratio was 40.26% for the current quarter compared to 41.08% for the prior year quarter.

Total assets were $8.99 billion at December 31, 2017 compared to $9.19 billion at September 30, 2017. The $202.8 million decrease was due primarily to a $322.5 million decrease in cash and cash equivalents, partially offset by an increase in FHLB stock. At December 31, 2017, the Bank was not required by the FHLB to redeem the FHLB stock associated with the leverage strategy, which contributed to the lower cash balance compared to September 30, 2017, when this stock was redeemed. Additionally, cash was used during the current quarter to pay off maturing term borrowings, fund disbursements from borrower escrow accounts, and purchase securities.

The loan receivable portfolio was $7.19 billion at December 31, 2017, a decrease of $5.3 million from September 30, 2017. During the current quarter, the Bank originated and refinanced $146.6 million of loans with a weighted average rate of 3.84% and purchased $99.8 million of one- to four-family loans from correspondent lenders with a weighted average rate of 3.59%. The Bank also entered into participations totaling $50.4 million of commercial real estate loans with a weighted average rate of 4.19%, of which $45.2 million had not yet been funded as of December 31, 2017.

The Bank is continuing to manage the size of its loan portfolio as it manages its liquidity levels.  Loan volume has primarily been maintained through the rates offered to correspondent lenders.  Generally, over the past couple of years, cash flows from the securities portfolio have been used primarily to purchase loans and in part to pay down FHLB advances. By moving cash from lower yielding assets to higher yielding assets and repaying higher cost liabilities, we have been able to maintain our net interest margin.  In addition to the repayment of securities, the Bank has emphasized growth in the deposit portfolio in part to pay down FHLB advances. The ratio of securities and cash to total assets was approximately 15% at December 31, 2017, which is approximately where management would like to maintain that percentage. In the long run, management considers a 10% ratio of stockholders' equity to total assets at the Bank an appropriate level of capital. At December 31, 2017, this ratio was 13.5%.

Total liabilities were $7.64 billion at December 31, 2017 compared to $7.82 billion at September 30, 2017. The $185.1 million decrease was due mainly to decreases in repurchase agreements and deposits. Repurchase agreements decreased due to the maturity of a $100.0 million repurchase agreement during the quarter. Deposits decreased $43.7 million, to $5.27 billion at December 31, 2017, due mainly to a decrease in wholesale certificates of deposit.

Stockholders' equity was $1.35 billion at December 31, 2017 compared to $1.37 billion at September 30, 2017. The $17.7 million decrease was due primarily to the payment of $50.4 million in cash dividends, partially offset by net income of $31.8 million.

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

Critical Accounting Policies
Our most critical accounting policies are the methodologies used to determine the ACL and fair value measurements. These policies are important to the presentation of our financial condition and results of operations, involve a high degree of complexity, and require management to make difficult and subjective judgments that may require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could affect reported results materially. These critical accounting policies and their application are reviewed at least annually by our audit committee. For a full discussion of our critical accounting policies, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

Financial Condition
The following table presents selected balance sheet information as of the dates indicated.

	December 31,	September 30,	June 30,	March 31,	December 31,
	2017	2017	2017	2017	2016
	(Dollars in thousands)
Total assets	$8,990,159	$9,192,916	$9,103,280	$9,246,390	$9,139,510
Cash and cash equivalents	29,120	351,659	130,249	240,587	150,560
AFS securities	501,884	415,831	452,894	465,083	499,792
HTM securities	770,806	827,738	891,037	954,110	1,022,215
Loans receivable, net	7,189,744	7,195,071	7,240,594	7,193,721	7,071,410
FHLB stock, at cost	195,470	100,954	101,039	105,475	105,364
Deposits	5,266,217	5,309,868	5,267,685	5,269,234	5,192,674
FHLB borrowings	2,174,146	2,173,808	2,173,472	2,273,113	2,272,754
Repurchase agreements	100,000	200,000	200,000	200,000	200,000
Stockholders' equity	1,350,611	1,368,313	1,358,986	1,382,289	1,368,175
Equity to total assets at end of period	15.0%	14.9%	14.9%	14.9%	15.0%

Loans Receivable. The following table presents the balance and weighted average rate of our loan portfolio as of the dates indicated. Within the one- to four-family loan portfolio at December 31, 2017, 57% of this amount had a balance at origination of less than $424 thousand.

	December 31, 2017		September 30, 2017
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Real estate loans:
One- to four-family:
Originated	$3,940,288	3.69%	$3,959,232	3.70%
Correspondent purchased	2,453,625	3.54	2,445,311	3.53
Bulk purchased	338,084	2.31	351,705	2.29
Construction	33,063	3.47	30,647	3.45
Total	6,765,060	3.57	6,786,895	3.56
Commercial:
Permanent	205,020	4.22	183,030	4.24
Construction	80,062	3.89	86,952	3.80
Total	285,082	4.13	269,982	4.10
Total real estate loans	7,050,142	3.59	7,056,877	3.58

Consumer loans:
Home equity	123,124	5.40	122,066	5.40
Other	4,238	4.04	3,808	4.05
Total consumer loans	127,362	5.36	125,874	5.36
Total loans receivable	7,177,504	3.62	7,182,751	3.61

Less:
ACL	8,370		8,398
Discounts/unearned loan fees	25,110		24,962
Premiums/deferred costs	(45,720)		(45,680)
Total loans receivable, net	$7,189,744		$7,195,071

Loan Activity - The following table summarizes activity in the loan portfolio, along with weighted average rates where applicable, for the periods indicated, excluding changes in ACL, discounts/unearned loan fees, and premiums/deferred costs. Loans that were paid-off as a result of refinances and loans that are sold are included in repayments. Loan endorsements are not included in the activity in the following table because a new loan is not generated at the time of the endorsement. The endorsed balance and rate are included in the ending loan portfolio balance and rate. During the three months ended December 31, 2017, the Bank endorsed $8.9 million of one- to four-family loans, reducing the average rate on those loans by 49 basis points.

	For the Three Months Ended
	December 31, 2017		September 30, 2017		June 30, 2017		March 31, 2017
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$7,182,751	3.61%	$7,228,425	3.60%	$7,182,346	3.59%	$7,061,557	3.58%
Originated and refinanced:
Fixed	109,102	3.70	102,687	3.82	116,422	3.94	115,560	3.66
Adjustable	37,502	4.26	44,900	4.10	59,372	3.87	36,417	3.82
Purchased and participations:
Fixed	85,565	3.73	76,906	3.92	135,041	3.97	143,852	3.69
Adjustable	64,689	3.87	17,046	3.33	17,930	3.24	27,158	2.98
Change in undisbursed loan funds	(17,706)		21,823		13,648		37,862
Repayments	(283,880)		(307,909)		(295,988)		(239,072)
Principal (charge-offs) recoveries, net	(28)		(88)		39		(74)
Other	(491)		(1,039)		(385)		(914)
Ending balance	$7,177,504	3.62	$7,182,751	3.61	$7,228,425	3.60	$7,182,346	3.59

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

	For the Three Months Ended
	December 31, 2017			December 31, 2016
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family:
<= 15 years	$36,915	3.15%	12.5%	$84,347	2.78%	19.3%
> 15 years	151,907	3.82	51.2	246,730	3.52	56.6
Commercial real estate	4,792	4.13	1.6	32,291	3.96	7.4
Home equity	950	5.94	0.3	733	6.09	0.2
Other	103	9.36	—	127	9.90	—
Total fixed-rate	194,667	3.71	65.6	364,228	3.39	83.5

Adjustable-rate:
One- to four-family:
<= 36 months	767	2.75	0.3	1,427	2.42	0.3
> 36 months	35,970	3.14	12.1	52,031	2.76	12.0
Commercial real estate	45,650	4.20	15.4	—	—	—
Home equity	18,826	5.31	6.3	17,933	4.77	4.1
Other	978	3.79	0.3	437	3.30	0.1
Total adjustable-rate	102,191	4.02	34.4	71,828	3.25	16.5

Total originated, refinanced and purchased	$296,858	3.82	100.0%	$436,056	3.37	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$80,773	3.71		$155,383	3.43
Participations - commercial real estate	4,792	4.13		32,291	3.96
Total fixed-rate purchased/participations	85,565	3.73		187,674	3.52

Adjustable-rate:
Correspondent - one- to four-family	19,039	3.10		25,262	2.73
Participations - commercial real estate	45,650	4.20		—	—
Total adjustable-rate purchased/participations	64,689	3.87		25,262	2.73
Total purchased/participation loans	$150,254	3.79		$212,936	3.43

One- to Four-Family Loans - The following table presents, for our portfolio of one- to four-family loans, the amount, percent of total, weighted average credit score, weighted average LTV ratio, and average balance per loan as of the dates presented. Credit scores are updated at least semiannually, with the latest update in September 2017, from a nationally recognized consumer rating agency. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

	December 31, 2017					September 30, 2017
		% of	Credit		Average		% of	Credit		Average
	Amount	Total	Score	LTV	Balance	Amount	Total	Score	LTV	Balance
	(Dollars in thousands)
Originated	$3,940,288	58.5%	767	63%	$135	$3,959,232	58.6%	767	63%	$135
Correspondent purchased	2,453,625	36.5	764	68	377	2,445,311	36.2	764	68	375
Bulk purchased	338,084	5.0	757	62	304	351,705	5.2	757	63	305
	$6,731,997	100.0%	765	64	183	$6,756,248	100.0%	765	65	182

The following table presents originated, refinanced, and correspondent purchased activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average LTVs and weighted average credit scores for the periods indicated. Of the loans originated during the current quarter, $20.3 million were refinanced from another lender. Of the loans originated during the prior year quarter, $52.1 million were refinanced from another lender. Of the loans originated and refinanced during the current year quarter, 72% had loan values of $424 thousand or less. Of the correspondent loans purchased during the current year quarter, 10% had loan values of $424 thousand or less.

	For the Three Months Ended
	December 31, 2017			December 31, 2016
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$101,420	77%	763	$144,737	76%	771
Refinanced by Bank customers	24,327	66	754	59,153	66	768
Correspondent purchased	99,812	75	766	180,645	72	767
	$225,559	75	764	$384,535	73	769

The following table presents the amount, percent of total, and weighted average rate, by state, of one- to four-family loan originations and correspondent purchases where originations and purchases in the state exceeded five percent of the total amount originated and purchased during the quarter ended December 31, 2017.

State	Amount	% of Total	Rate
	(Dollars in thousands)
Kansas	$111,798	49.5%	3.60%
Texas	40,960	18.2	3.55
Missouri	39,261	17.4	3.60
Other states	33,540	14.9	3.63
	$225,559	100.0%	3.60

One- to Four-Family Loan Commitments - The following table summarizes our one- to four-family loan origination and refinance commitments and one- to four-family correspondent loan purchase commitments as of December 31, 2017, along with associated weighted average rates. Loan commitments generally have fixed expiration dates or other termination clauses and may require the payment of a rate lock fee. It is expected that some of the loan commitments will expire unfunded, so the amounts reflected in the table below are not necessarily indicative of future cash needs.

	Fixed-Rate
	15 years	More than	Adjustable-	Total
	or less	15 years	Rate	Amount	Rate
	(Dollars in thousands)
Originate/refinance	$8,408	$25,039	$7,891	$41,338	3.58%
Correspondent	5,511	70,994	16,002	92,507	3.82
	$13,919	$96,033	$23,893	$133,845	3.75

Rate	3.21%	3.95%	3.24%

Commercial Real Estate Loans - Commercial real estate loans are originated or participated in based on the income producing potential of the property, the collateral value, and the financial strength of the borrower. Additionally, the Bank generally requires personal guarantees. The Bank generally requires a minimum debt service coverage ratio of 1.25 and limits LTV ratios to 80% for commercial real estate loans depending on the property type. During the current quarter, the Bank entered into commercial real estate loan participations of $50.4 million, which included $45.7 million of commercial real estate construction loans. Substantially all of the $45.7 million of commercial real estate construction loans had not yet been funded as of December 31, 2017. The Bank intends to continue to grow its commercial real estate loan portfolio through participations with correspondent lenders and other select lead banks.

The following table presents the Bank's commercial real estate loans and loan commitments by industry classification, as defined by the North American Industry Classification System, as of December 31, 2017. Included in the table are fixed-rate loans totaling $323.6 million at a weighted average rate of 4.07% and adjustable-rate loans totaling $128.3 million at a weighted average rate of 4.54%. The weighted average rate of fixed-rate loans is lower than that of adjustable-rate loans due primarily to the majority of the fixed-rate loans in the portfolio at December 31, 2017 having shorter terms. Based on the terms of the construction loans as of December 31, 2017, of the $131.3 million of undisbursed amounts in the table, approximately $24.4 million is projected to be disbursed by March 31, 2018, and an additional $77.2 million is projected to be disbursed by December 31, 2018. It is possible that not all of the funds will be disbursed due to the nature of the funding of construction projects. For outstanding commitments, in certain cases, the weighted average rate presented represents our best estimate.

	Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Principal	Amount	Amount	Commitments	Total	Total
	(Dollars in thousands)
Accommodation and food services	$135,904	$33,663	$169,567	$11,631	$181,198	40.1%
Health care and social assistance	46,868	40,969	87,837	23,892	111,729	24.7
Real estate rental and leasing	26,603	34,375	60,978	—	60,978	13.5
Arts, entertainment, and recreation	33,534	—	33,534	—	33,534	7.4
Multi-family	10,168	20,950	31,118	—	31,118	6.9
Retail trade	25,577	1,374	26,951	—	26,951	6.0
Manufacturing	6,428	—	6,428	—	6,428	1.4
	$285,082	$131,331	$416,413	$35,523	$451,936	100.0%

Weighted average rate	4.13%	4.40%	4.21%	4.07%	4.20%

The following table summarizes the Bank's commercial real estate loans and loan commitments by state as of December 31, 2017.

	Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Principal	Amount	Amount	Commitments	Total	Total
	(Dollars in thousands)
Texas	$105,618	$67,646	$173,264	$—	$173,264	38.3%
Missouri	74,562	41,235	115,797	35,523	151,320	33.5
Kansas	74,481	—	74,481	—	74,481	16.5
Nebraska	—	20,950	20,950	—	20,950	4.6
Colorado	14,622	—	14,622	—	14,622	3.2
Arkansas	7,934	—	7,934	—	7,934	1.8
California	6,428	—	6,428	—	6,428	1.4
Montana	1,437	1,500	2,937	—	2,937	0.7
	$285,082	$131,331	$416,413	$35,523	$451,936	100.0%

The following table presents the Bank's commercial real estate loan portfolio and outstanding loan commitments, categorized by gross loan amount (unpaid principal plus undisbursed amounts) or outstanding loan commitment amount, as of December 31, 2017.

	Count	Amount
	(Dollars in thousands)
Greater than $30 million	4	$156,770
>$15 to $30 million	7	166,271
>$10 to $15 million	3	37,376
>$5 to $10 million	2	14,363
$1 to $5 million	24	70,181
Less than $1 million	15	6,975
	55	$451,936

Asset Quality. The Bank's traditional underwriting guidelines have provided the Bank with generally low delinquencies and low levels of non-performing assets compared to national levels. Of particular importance is the complete and full documentation required for each loan the Bank originates, participates in or purchases. Generally, one- to four-family owner occupied loans are currently underwritten according to the "ability to repay" and "qualified mortgage" standards, as issued by the CFPB, with total debt-to-income ratios not exceeding 43% of the borrower's verified income. This allows the Bank to make an informed credit decision based upon a thorough assessment of the borrower's ability to repay the loan. See additional discussion regarding underwriting standards in "Part I, Item 1. Business - Lending Practices and Underwriting Standards" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

Delinquent and non-performing loans and OREO - The following table presents the Company's 30 to 89 day delinquent loans at the dates indicated. Of the loans 30 to 89 days delinquent at December 31, 2017, approximately 60% were 59 days or less delinquent.

	Loans Delinquent for 30 to 89 Days at:
	December 31,		September 30,		June 30,		March 31,		December 31,
	2017		2017		2017		2017		2016
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	129	$11,435	129	$13,257	120	$10,455	122	$10,886	130	$11,232
Correspondent purchased	4	1,118	8	1,827	5	1,278	4	739	17	7,809
Bulk purchased	21	4,691	22	3,194	15	2,511	19	3,527	26	4,844
Consumer:
Home equity	32	604	30	467	30	412	36	761	38	665
Other	6	33	5	33	5	14	7	34	7	17
	192	$17,881	194	$18,778	175	$14,670	188	$15,947	218	$24,567

Loans 30 to 89 days delinquent
to total loans receivable, net		0.25%		0.26%		0.20%		0.22%		0.35%

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

	Non-Performing Loans and OREO at:
	December 31,		September 30,		June 30,		March 31,		December 31,
	2017		2017		2017		2017		2016
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	67	$5,981	67	$5,515	50	$4,264	65	$5,348	79	$6,647
Correspondent purchased	2	553	1	91	—	—	3	901	2	553
Bulk purchased	14	3,693	13	3,371	18	4,805	24	7,097	27	7,982
Consumer:
Home equity	25	511	21	406	27	484	22	423	29	456
Other	1	3	1	4	2	10	3	7	7	18
	109	10,741	103	9,387	97	9,563	117	13,776	144	15,656

Loans 90 or more days delinquent or in foreclosure
as a percentage of total loans		0.15%		0.13%		0.13%		0.19%		0.22%

Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	32	$3,385	50	$4,567	89	$9,493	92	$10,675	82	$11,393
Correspondent purchased	3	768	8	1,690	9	1,589	4	583	6	1,231
Bulk purchased	2	442	4	846	3	1,023	3	809	2	147
Consumer:
Home equity	5	86	7	113	12	251	14	346	14	371
	42	4,681	69	7,216	113	12,356	113	12,413	104	13,142
Total non-performing loans	151	15,422	172	16,603	210	21,919	230	26,189	248	28,798

Non-performing loans as a percentage of total loans		0.21%		0.23%		0.30%		0.36%		0.41%

OREO:
One- to four-family:
Originated(2)	2	$40	4	$58	9	$200	9	$831	10	$888
Bulk purchased	2	768	5	1,279	5	1,671	6	1,830	3	1,196
Consumer:
Home equity	1	67	1	67	1	82	—	—	—	—
Other	—	—	—	—	—	—	—	—	1	1,278
	5	875	10	1,404	15	1,953	15	2,661	14	3,362
Total non-performing assets	156	$16,297	182	$18,007	225	$23,872	245	$28,850	262	$32,160

Non-performing assets as a percentage of total assets		0.18%		0.20%		0.26%		0.31%		0.35%

(1)
Represents loans required to be reported as nonaccrual pursuant to regulatory reporting requirements even if the loans are current. At December 31, 2017, September 30, 2017, June 30, 2017, March 31, 2017, and December 31, 2016, this amount was comprised of $1.8 million, $1.8 million, $2.7 million, $2.0 million, and $2.0 million, respectively, of loans that were 30 to 89 days delinquent and were reported as such, and $2.9 million, $5.4 million, $9.7 million, $10.4 million, and $11.1 million, respectively, of loans that were current.

(2)	Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

The following table presents the states where the properties securing one percent or more of the total amount of our one- to four-family loans are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at December 31, 2017. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. At December 31, 2017, potential losses, after taking into consideration anticipated private mortgage insurance proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,648,027	54.2%	$8,731	50.6%	$5,252	51.4%	69%
Missouri	1,236,378	18.4	3,323	19.3	1,343	13.1	60
Texas	695,805	10.3	1,208	7.0	453	4.4	46
Tennessee	221,811	3.3	—	—	—	—	n/a
California	212,318	3.2	—	—	—	—	n/a
Pennsylvania	104,050	1.5	308	1.8	—	—	n/a
Alabama	95,645	1.4	—	—	—	—	n/a
Georgia	89,059	1.3	—	—	404	4.0	46
Oklahoma	66,150	1.0	—	—	—	—	n/a
Other states	362,754	5.4	3,674	21.3	2,775	27.1	70
	$6,731,997	100.0%	$17,244	100.0%	$10,227	100.0%	66

TDRs - The following table presents the Company's TDRs, based on accrual status, at the dates indicated.

	At
	December 31,	September 30,	June 30,	March 31,	December 31,
	2017	2017	2017	2017	2016
	(Dollars in thousands)
Accruing TDRs	$25,670	$27,383	$27,343	$26,209	$22,726
Nonaccrual TDRs(1)	9,355	11,742	15,947	16,868	17,983
Total TDRs	$35,025	$39,125	$43,290	$43,077	$40,709

(1)	Nonaccrual TDRs are included in the non-performing loan table above.

Allowance for credit losses and Provision for credit losses - Management maintains an ACL to absorb inherent losses in the loan portfolio based on ongoing quarterly assessments of the loan portfolio. The ACL is maintained through provisions for credit losses which are either charged to or credited to income. Our ACL methodology considers a number of factors including the trend and composition of delinquent loans, trends in foreclosed property and short sale transactions and charge-off activity, the current status and trends of local and national employment levels, trends and current conditions in the real estate and housing markets, loan portfolio growth and concentrations, industry and peer charge-off information, and certain ACL ratios. For our commercial real estate portfolio, we also consider qualitative factors such as geographic locations, property types, tenant brand name, borrowing relationships, and lending relationships in the case of participation loans, among other factors. See "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Allowance for Credit Losses" and "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017 for a full discussion of our ACL methodology. See "Part I, Item 1. Financial Statements - Notes to Consolidated Financial Statements - Note 4. Loans Receivable and Allowance for Credit Losses" for additional information on the ACL.

The Bank did not record a provision for credit losses during the current quarter or the prior year quarter. Based on management's assessment of the ACL formula analysis model and several other factors, management determined that no provision for credit losses was necessary. Net charge-offs were $28 thousand during the current quarter and $19 thousand during the prior year quarter. At December 31, 2017, loans 30 to 89 days delinquent were 0.25% of total loans and loans 90 or more days delinquent or in foreclosure were 0.15% of total loans.

The distribution of our ACL at the dates indicated is summarized below. Included in bulk purchased loans are $210.7 million of loans, or 62% of the total bulk purchased loan portfolio, at December 31, 2017, for which the seller of the loans has guaranteed to repurchase or replace any delinquent loans. The Bank has not experienced any losses on loans acquired from this seller as all delinquent loans have been repurchased by this seller since the loan package was purchased in fiscal year 2012. For the $127.4 million of bulk purchased loans at December 31, 2017 that do not have the above noted guarantee, the Bank has continued to experience a reduction in loan losses due to an improvement in collateral values. A large portion of these loans were originally interest-only loans with interest-only terms up to 10 years. All of the bulk purchased interest-only loans are now fully amortizing loans. Our correspondent purchased loans are purchased on a loan-by-loan basis from a select group of correspondent lenders and are underwritten by the Bank's underwriters based on underwriting standards that are generally the same as for our originated loans.

	At
	December 31, 2017				September 30, 2017
		% of ACL		% of		% of ACL		% of
	Amount	to Total	Total	Loans to	Amount	to Total	Total	Loans to
	of ACL	ACL	Loans	Total Loans	of ACL	ACL	Loans	Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family:
Originated	$3,090	36.9%	$3,940,288	54.9%	$3,149	37.5%	$3,959,232	55.1%
Correspondent purchased	1,902	22.7	2,453,625	34.2	1,922	22.9	2,445,311	34.0
Bulk purchased	1,000	11.9	338,084	4.6	1,000	11.9	351,705	4.9
Construction	25	0.3	33,063	0.5	24	0.3	30,647	0.4
Total	6,017	71.8	6,765,060	94.2	6,095	72.6	6,786,895	94.4
Commercial:
Permanent	1,356	16.2	205,020	2.9	1,242	14.8	183,030	2.6
Construction	801	9.6	80,062	1.1	870	10.3	86,952	1.2
Total	2,157	25.8	285,082	4.0	2,112	25.1	269,982	3.8
Total real estate loans	8,174	97.6	7,050,142	98.2	8,207	97.7	7,056,877	98.2
Consumer loans:
Home equity	166	2.0	123,124	1.7	159	1.9	122,066	1.7
Other consumer	30	0.4	4,238	0.1	32	0.4	3,808	0.1
Total consumer loans	196	2.4	127,362	1.8	191	2.3	125,874	1.8
	$8,370	100.0%	$7,177,504	100.0%	$8,398	100.0%	$7,182,751	100.0%

The following tables present ACL activity and related ratios at the dates and for the periods indicated. See "Note 4 - Loans Receivable and Allowance for Credit Losses" for additional information related to ACL activity by specific loan categories. Using the Bank's annualized net historical loan losses from the Bank's formula analysis model over the past five years, the Bank would have approximately 16 years of net loan loss coverage based on the ACL balance at December 31, 2017.

	For the Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
	(Dollars in thousands)
ACL beginning balance	$8,398	$8,486	$8,447	$8,521	$8,540
Charge-offs	(34)	(193)	(41)	(82)	(32)
Recoveries	6	105	80	8	13
Provision for credit losses	—	—	—	—	—
ACL ending balance	$8,370	$8,398	$8,486	$8,447	$8,521

ACL to loans receivable, net at end of period	0.12%	0.12%	0.12%	0.12%	0.12%
ACL to non-performing loans at end of period	54.27	50.58	38.72	32.25	29.59
Ratio of net charge-offs (recoveries) during the
period to average loans outstanding	—	—	—	—	—
Ratio of net charge-offs (recoveries) during the
period to average non-performing assets	0.16	0.43	(0.15)	0.24	0.06
ACL to net charge-offs (annualized)	76.4x	23.6x	N/M(1)	28.6x	111.5x

(1)	The ACL coverage ratio is not presented for the time periods noted due to loan recoveries exceeding loan charge-offs during these periods.

Securities. The following table presents the distribution of our securities portfolio, at amortized cost, at the dates indicated. Overall, fixed-rate securities comprised 74% of our securities portfolio at December 31, 2017. The weighted average life ("WAL") is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	December 31, 2017			September 30, 2017			December 31, 2016
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Fixed-rate securities:
MBS	$611,466	2.15%	2.9	$632,422	2.14%	2.9	$784,640	2.14%	2.8
GSE debentures	296,327	1.39	1.1	271,300	1.29	1.3	321,246	1.21	1.8
Municipal bonds	26,561	1.51	1.9	28,337	1.65	2.0	33,203	1.78	2.4
Total fixed-rate securities	934,354	1.89	2.3	932,059	1.88	2.4	1,139,089	1.87	2.5

Adjustable-rate securities:
MBS	334,921	2.59	5.1	304,153	2.55	4.6	373,409	2.26	4.8
Trust preferred securities	—	—	—	2,067	2.58	19.7	2,112	2.22	20.5
Total adjustable-rate securities	334,921	2.59	5.1	306,220	2.55	4.7	375,521	2.26	4.9
Total securities portfolio	$1,269,275	2.07	3.0	$1,238,279	2.05	3.0	$1,514,610	1.97	3.1
The following table presents the carrying value of MBS in our portfolio by issuer at the dates presented.

	December 31, 2017	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Federal National Mortgage Association ("FNMA")	$584,298	$575,142	$708,540
Federal Home Loan Mortgage Corporation ("FHLMC")	309,223	306,196	382,236
Government National Mortgage Association	57,717	61,109	75,550
	$951,238	$942,447	$1,166,326

Mortgage-Backed Securities - The balance of MBS, which primarily consists of securities of U.S. GSEs, increased $8.8 million, from $942.4 million at September 30, 2017, to $951.2 million at December 31, 2017. The following table summarizes the activity in our portfolio of MBS for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented. The beginning and ending WAL is the estimated remaining principal repayment term (in years) after three-month historical prepayment speeds have been applied.

	For the Three Months Ended
	December 31, 2017			September 30, 2017			June 30, 2017			March 31, 2017
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$942,447	2.28%	3.5	$1,017,145	2.26%	3.6	$1,090,870	2.25%	3.9	$1,166,326	2.18%	3.5
Maturities and repayments	(66,116)			(72,966)			(71,763)			(73,801)
Net amortization of (premiums)/discounts	(854)			(937)			(992)			(1,015)
Purchases:
Fixed	25,908	2.46	5.5	—	—	—	—	—	—	—	—	—
Adjustable	50,874	2.35	4.7	—	—	—	—	—	—	—	—	—
Change in valuation on AFS securities	(1,021)			(795)			(970)			(640)
Ending balance - carrying value	$951,238	2.31	3.7	$942,447	2.28	3.5	$1,017,145	2.26	3.6	$1,090,870	2.25	3.9

Investment Securities - Investment securities, which consist of U.S. GSE debentures (primarily issued by FNMA, FHLMC, or Federal Home Loan Banks) and municipal investments, increased $20.4 million, from $301.1 million at September 30, 2017, to $321.5 million at December 31, 2017. The following table summarizes the activity of investment securities for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented. The beginning and ending WALs represent the estimated remaining principal repayment terms (in years) of the securities after projected call dates have been considered, based upon market rates at each date presented.

	For the Three Months Ended
	December 31, 2017			September 30, 2017			June 30, 2017			March 31, 2017
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$301,122	1.33%	1.5	$326,786	1.29%	1.6	$328,323	1.29%	1.9	$355,681	1.27%	2.0
Maturities, calls and sales	(3,768)			(25,818)			(1,538)			(28,863)
Net amortization of (premiums)/discounts	(48)			(55)			(57)			(61)
Purchases:
Fixed	25,000	2.45	1.0	—	—	—	—	—	—	1,535	1.30	3.4
Change in valuation on AFS securities	(854)			209			58			31
Ending balance - carrying value	$321,452	1.40	1.2	$301,122	1.33	1.5	$326,786	1.29	1.6	$328,323	1.29	1.9

Liabilities. Total liabilities were $7.64 billion at December 31, 2017 compared to $7.82 billion at September 30, 2017. The $185.1 million decrease was due mainly to decreases in repurchase agreements and deposits. Repurchase agreements decreased due to the maturity of a $100.0 million repurchase agreement during the quarter. Deposits decreased $43.7 million, to $5.27 billion at December 31, 2017, due mainly to a decrease in wholesale certificates of deposit.

Deposits - Deposits were $5.27 billion at December 31, 2017 compared to $5.31 billion at September 30, 2017. We continue to be competitive on deposit rates and, in some cases, our offer rates for longer-term certificates of deposit have been higher than peers. Offering competitive rates on longer-term certificates of deposit has been an on-going balance sheet strategy by management in anticipation of higher interest rates. If short-term interest rates continue to rise, our customers may move funds from their checking, savings and money market accounts to higher yielding deposit products within the Bank or withdraw their funds from these accounts, including certificates of deposit, to invest in higher yielding investments outside of the Bank.

The following table presents the amount, weighted average rate and percent of total for the components of our deposit portfolio at the dates presented.

	December 31, 2017			September 30, 2017			December 31, 2016
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Non-interest-bearing checking	$250,621	—%	4.8%	$243,670	—%	4.6%	$223,896	—%	4.3%
Interest-bearing checking	646,043	0.05	12.3	615,615	0.05	11.6	626,379	0.05	12.1
Savings	352,051	0.31	6.7	349,977	0.24	6.6	338,661	0.21	6.5
Money market	1,195,530	0.38	22.7	1,190,185	0.24	22.4	1,218,545	0.24	23.5
Retail certificates of deposit	2,419,380	1.57	45.9	2,450,418	1.52	46.1	2,414,489	1.44	46.5
Public units	402,592	1.37	7.6	460,003	1.28	8.7	370,704	0.74	7.1
	$5,266,217	0.94	100.0%	$5,309,868	0.89	100.0%	$5,192,674	0.80	100.0%

The following tables set forth scheduled maturity information for our certificates of deposit, including public units, along with associated weighted average rates, at December 31, 2017.

	Amount Due
		More than	More than
	1 year	1 year to	2 years to 3	More than	Total
Rate range	or less	2 years	years	3 years	Amount	Rate
	(Dollars in thousands)
0.00 – 0.99%	$380,487	$36,521	$—	$15	$417,023	0.74%
1.00 – 1.99%	646,938	682,969	438,976	411,468	2,180,351	1.62
2.00 – 2.99%	1,264	49,828	112,646	60,860	224,598	2.22
	$1,028,689	$769,318	$551,622	$472,343	$2,821,972	1.54

Percent of total	36.5%	27.3%	19.5%	16.7%
Weighted average rate	1.15	1.57	1.88	1.95
Weighted average maturity (in years)	0.5	1.5	2.5	3.9	1.7
Weighted average maturity for the retail certificate of deposit portfolio (in years)					1.8

	Amount Due
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)
Retail certificates of deposit less than $100,000	$150,936	$144,978	$231,647	$959,115	$1,486,676
Retail certificates of deposit of $100,000 or more	67,731	67,786	122,046	675,141	932,704
Public unit deposits of $100,000 or more	118,488	72,794	52,283	159,027	402,592
	$337,155	$285,558	$405,976	$1,793,283	$2,821,972

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

	For the Three Months Ended
	December 31, 2017			September 30, 2017			June 30, 2017			March 31, 2017
		Effective			Effective			Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,375,000	2.16%	2.7	$2,175,000	2.23%	2.5	$2,475,000	2.35%	2.5	$2,475,000	2.35%	2.7
Maturities:
FHLB advances	(100,000)	2.53		(100,000)	3.12		(300,000)	3.24		—	—
Repurchase agreements	(100,000)	3.35		—	—		—	—		—	—
New FHLB borrowings:
Fixed-rate	—	—	—	100,000	1.85	3.0	—	—	—	—	—	—
Interest rate swaps(1)	—	—	—	200,000	2.05	6.0	—	—	—	—	—	—
Ending balance	$2,175,000	2.09	2.7	$2,375,000	2.16	2.7	$2,175,000	2.23	2.5	$2,475,000	2.35	2.5

(1)
Represents adjustable-rate FHLB advances for which the Bank has entered into interest rate swaps with a notional amount of $200.0 million to hedge the variability in cash flows associated with the advances. The effective rate and WAM presented include the effect of the interest rate swaps.

Maturities - The following table presents the maturity of term borrowings (including FHLB advances, at par, and repurchase agreements), along with associated weighted average contractual and effective rates as of December 31, 2017. Included in the table are $200.0 million of 12-month adjustable-rate FHLB advances that are hedged with interest rate swaps with a notional amount of $200.0 million. The 12-month adjustable-rate FHLB advances are presented in the table below based on the contractual maturity date of the advance. The interest rate swaps have an expected WAL of 5.6 years at December 31, 2017.

	FHLB	Repurchase
Maturity by	Advances	Agreements	Total	Contractual	Effective
Fiscal Year	Amount	Amount	Amount	Rate	Rate(1)
	(Dollars in thousands)
2018	$375,000	$—	$375,000	1.76%	2.34%
2019	500,000	—	500,000	1.56	1.69
2020	350,000	100,000	450,000	2.11	2.11
2021	550,000	—	550,000	2.27	2.27
2022	200,000	—	200,000	2.23	2.23
2023	100,000	—	100,000	1.82	1.82
	$2,075,000	$100,000	$2,175,000	1.96	2.09

(1)	The effective rate includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid.

The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail and public unit amounts, and term borrowings for the next four quarters as of December 31, 2017.

	Retail		Public Unit		Term
Maturity by	Certificate	Repricing	Deposit	Repricing	Borrowings	Repricing		Repricing
Quarter End	Amount	Rate	Amount	Rate	Amount	Rate	Total	Rate
	(Dollars in thousands)
March 31, 2018	$218,667	1.07%	$118,488	1.21%	$—	—%	$337,155	1.12%
June 30, 2018	212,764	1.02	72,794	1.30	100,000	2.82	385,558	1.54
September 30, 2018	152,587	1.08	21,362	1.22	275,000	2.17	448,949	1.75
December 31, 2018	201,106	1.30	30,921	1.41	300,000	1.73	532,027	1.55
	$785,124	1.12	$243,565	1.26	$675,000	2.07	$1,703,689	1.52

Stockholders' Equity. Stockholders' equity was $1.35 billion at December 31, 2017 compared to $1.37 billion at September 30, 2017. The $17.7 million decrease was due primarily to the payment of $50.4 million in cash dividends, partially offset by net income of $31.8 million. The cash dividends paid during the current quarter totaled $0.375 per share and consisted of a $0.29 per share cash true-up dividend related to fiscal year 2017 earnings per the Company's dividend policy, and a regular quarterly cash dividend of $0.085 per share. On January 23, 2018, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $11.4 million, payable on February 16, 2018 to stockholders of record as of the close of business on February 2, 2018.

At December 31, 2017, Capitol Federal Financial, Inc., at the holding company level, had $90.6 million on deposit at the Bank. For fiscal year 2018, it is the intent of the Board of Directors and management to continue with the payout of 100% of the Company's earnings to its stockholders. Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company.

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
The following table presents regular quarterly dividends and special dividends paid in calendar years 2018, 2017, and 2016. The amounts represent cash dividends paid during each period. For the quarter ending March 31, 2018, the amount presented represents the dividend payable on February 16, 2018 to stockholders of record as of February 2, 2018.

	Calendar Year
	2018		2017		2016
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$11,427	$0.085	$11,386	$0.085	$11,305	$0.085
Quarter ended June 30			11,409	0.085	11,314	0.085
Quarter ended September 30			11,411	0.085	11,323	0.085
Quarter ended December 31			11,427	0.085	11,363	0.085
True-up dividends paid			38,985	0.290	38,835	0.290
True Blue dividends paid			33,559	0.250	33,274	0.250
Calendar year-to-date dividends paid	$11,427	$0.085	$118,177	$0.880	$117,414	$0.880

In October 2015, the Company announced a stock repurchase plan for up to $70.0 million of common stock. It is anticipated that shares will be purchased from time to time based upon market conditions and available liquidity. There is no expiration for this repurchase plan and no shares have been repurchased under this repurchase plan.

Operating Results
The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2017	2017	2017	2017	2016
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$64,189	$64,329	$64,013	$63,106	$61,945
MBS	5,252	5,435	5,821	6,191	6,362
Cash and cash equivalents	7,114	6,669	5,619	4,132	2,969
FHLB stock	3,095	3,080	3,114	3,100	2,939
Investment securities	994	1,061	1,063	1,131	1,107
Total interest and dividend income	80,644	80,574	79,630	77,660	75,322

Interest expense:
FHLB borrowings	17,917	18,099	17,884	16,771	16,117
Deposits	11,961	11,313	10,895	10,364	10,396
Repurchase agreements	1,392	1,504	1,487	1,471	1,503
Total interest expense	31,270	30,916	30,266	28,606	28,016

Net interest income	49,374	49,658	49,364	49,054	47,306

Provision for credit losses	—	—	—	—	—

Net interest income
(after provision for credit losses)	49,374	49,658	49,364	49,054	47,306

Non-interest income	5,358	5,895	5,460	5,573	5,268
Non-interest expense	22,036	23,479	22,645	21,937	21,597
Income tax expense	860	11,472	10,809	11,103	10,399
Net income	$31,836	$20,602	$21,370	$21,587	$20,578

Efficiency ratio	40.26%	42.26%	41.30%	40.16%	41.08%

Basic EPS	$0.24	$0.15	$0.16	$0.16	$0.15
Diluted EPS	0.24	0.15	0.16	0.16	0.15

Average Balance Sheet
The following table presents the average balances of our assets, liabilities, and stockholders' equity, and the related annualized weighted average yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated and the weighted average yield/rate on our interest-earning assets and interest-bearing liabilities at December 31, 2017, as well as selected performance ratios and other information as of the dates and for the periods shown. The borrowings and cash related to the leverage strategy was not in place at December 31, 2017, so the end of period yields/rates presented at December 31, 2017 in the table below do not reflect the full effects of this strategy. Weighted average yields are derived by dividing annualized income by the average balance of the related assets, and weighted average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived from average daily balances. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yields/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	At	For the Three Months Ended
	December 31,	December 31, 2017			September 30, 2017			December 31, 2016
	2017	Average	Interest		Average	Interest		Average	Interest
	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Rate	Amount	Paid	Rate	Amount	Paid	Rate	Amount	Paid	Rate
Assets:		(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	3.59%	$7,195,938	$64,189	3.56%	$7,223,607	$64,329	3.56%	$7,015,151	$61,945	3.53%
MBS(2)	2.31	932,801	5,252	2.25	978,126	5,435	2.22	1,200,425	6,362	2.12
Investment securities(2)(3)	1.40	300,110	994	1.32	326,649	1,061	1.30	356,623	1,107	1.24
FHLB stock	6.49	191,482	3,095	6.41	188,369	3,080	6.49	195,801	2,939	5.97
Cash and cash equivalents(4)	1.36	2,159,019	7,114	1.29	2,088,585	6,669	1.25	2,152,621	2,969	0.54
Total interest-earning assets(1)(2)	3.43	10,779,350	80,644	2.98	10,805,336	80,574	2.98	10,920,621	75,322	2.76
Other non-interest-earning assets		304,850			304,860			296,084
Total assets		$11,084,200			$11,110,196			$11,216,705

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	0.04	$844,932	77	0.04	$838,141	76	0.04	$800,342	74	0.04
Savings	0.31	348,573	248	0.28	351,308	217	0.24	335,192	155	0.18
Money market	0.38	1,189,511	791	0.26	1,214,694	727	0.24	1,191,175	708	0.24
Retail certificates	1.57	2,429,711	9,413	1.54	2,419,930	9,097	1.49	2,444,812	8,768	1.43
Wholesale certificates	1.37	428,246	1,432	1.33	406,862	1,196	1.17	385,224	691	0.71
Total deposits	0.94	5,240,973	11,961	0.91	5,230,935	11,313	0.86	5,156,745	10,396	0.80
FHLB borrowings(5)	2.04	4,146,750	17,917	1.71	4,182,283	18,099	1.71	4,329,037	16,117	1.48
Repurchase agreements	2.53	187,522	1,392	2.90	200,000	1,504	2.94	200,000	1,503	2.94
Total borrowings	2.06	4,334,272	19,309	1.76	4,382,283	19,603	1.76	4,529,037	17,620	1.54
Total interest-bearing liabilities	1.28	9,575,245	31,270	1.29	9,613,218	30,916	1.27	9,685,782	28,016	1.15
Other non-interest-bearing liabilities		144,613			130,112			138,767
Stockholders' equity		1,364,342			1,366,866			1,392,156
Total liabilities and stockholders' equity		$11,084,200			$11,110,196			$11,216,705

Net interest income(6)			$49,374			$49,658			$47,306
Net interest rate spread(7)(8)	2.15			1.69			1.71			1.61
Net interest-earning assets		$1,204,105			$1,192,118			$1,234,839
Net interest margin(8)(9)				1.83			1.84			1.73
Ratio of interest-earning assets to interest-bearing liabilities				1.13x			1.12x			1.13x

Selected performance ratios:
Return on average assets (annualized)(8)				1.15%			0.74%			0.73%
Return on average equity (annualized)(8)				9.33			6.03			5.91
Average equity to average assets				12.31			12.30			12.41
Operating expense ratio(10)				0.80			0.85			0.77
Efficiency ratio(11)				40.26			42.26			41.08
Pre-tax yield on leverage strategy(12)				0.19			0.20			0.19

(1)	Calculated net of unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)
The average balance of investment securities includes an average balance of nontaxable securities of $27.5 million, $28.8 million and $33.3 million for the three months ended December 31, 2017, September 30, 2017 and December 31, 2016, respectively.

(4)
The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $1.92 billion for each of the quarters ended December 31, 2017, September 30, 2017 and December 31, 2016.

(5)
Included in this line, for the quarters ended December 31, 2017, September 30, 2017 and December 31, 2016, respectively, are FHLB borrowings related to the leverage strategy with an average outstanding amount of $2.01 billion for each of the three periods, interest paid of $6.7 million, $6.4 million and $2.9 million, respectively, at a rate of 1.31%, 1.26%, and 0.56%, respectively, and FHLB borrowings not related to the leverage strategy with an average outstanding amount of $2.14 billion, $2.17 billion, and $2.32 billion, respectively, interest paid of $11.2 million, $11.7 million, and $13.2 million, respectively, at a rate of 2.08%, 2.12%, and 2.27%, respectively. The FHLB advance amounts and rates included in this line include the effect of interest rate swaps and are net of deferred prepayment penalties.

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

	For the Three Months Ended
	December 31, 2017			September 30, 2017			December 31, 2016
	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Return on average assets (annualized)	1.15%	(0.22)%	1.37%	0.74%	(0.14)%	0.88%	0.73%	(0.14)%	0.87%
Return on average equity (annualized)	9.33	0.22	9.11	6.03	0.19	5.84	5.91	0.18	5.73
Net interest margin	1.83	(0.37)	2.20	1.84	(0.37)	2.21	1.73	(0.34)	2.07
Net interest rate spread	1.69	(0.33)	2.02	1.71	(0.33)	2.04	1.61	(0.29)	1.90

(9)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

(10)	The operating expense ratio represents annualized non-interest expense as a percentage of average assets.

(11)	The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income.

(12)	The pre-tax yield on the leverage strategy represents annualized pre-tax income resulting from the transaction as a percentage of the average interest-earning assets associated with the transaction.

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended December 31, 2017 to the three months ended December 31, 2016 and September 30, 2017. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended
	December 31, 2017 vs. December 31, 2016			December 31, 2017 vs. September 30, 2017
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,593	$651	$2,244	$(233)	$93	$(140)
MBS	(1,488)	378	(1,110)	(254)	71	(183)
Investment securities	(183)	70	(113)	(87)	20	(67)
FHLB stock	(66)	222	156	50	(35)	15
Cash and cash equivalents	9	4,136	4,145	228	217	445
Total interest-earning assets	(135)	5,457	5,322	(296)	366	70

Interest-bearing liabilities:
Checking	4	(2)	2	1	—	1
Savings	6	87	93	(2)	33	31
Money market	(1)	84	83	(15)	79	64
Certificates of deposit	94	1,293	1,387	114	438	552
FHLB borrowings	(988)	2,788	1,800	(170)	(12)	(182)
Repurchase agreements	(92)	(19)	(111)	(93)	(19)	(112)
Total interest-bearing liabilities	(977)	4,231	3,254	(165)	519	354

Net change in net interest income	$842	$1,226	$2,068	$(131)	$(153)	$(284)

Comparison of Operating Results for the Three Months Ended December 31, 2017 and 2016

The Company recognized net income of $31.8 million, or $0.24 per share, for the current quarter compared to net income of $20.6 million, or $0.15 per share, for the quarter ended December 31, 2016. The increase in net income was due primarily to a decrease in income tax expense resulting from the enactment of the Tax Act on December 22, 2017, the impact of which was an increase in basic and diluted EPS of $0.08 for the current quarter. The $0.08 EPS was composed of $0.06 per share related to the revaluation of the Company's deferred tax liabilities ($7.5 million) and $0.02 per share as a result of applying the lower blended corporate income tax rate to pretax income in the current quarter ($3.0 million).

The net interest margin increased 10 basis points, from 1.73% for the prior year quarter to 1.83% for the current quarter. Excluding the effects of the leverage strategy, the net interest margin would have increased 13 basis points, from 2.07% for the prior year quarter to 2.20% for the current quarter. The increase in the net interest margin was due mainly to an increase in interest-earning asset yields, as well as a shift in the mix of interest-earning assets from relatively lower yielding securities to higher yielding loans and a net decrease in the cost of liabilities not related to the leverage strategy.

Interest and Dividend Income
The weighted average yield on total interest-earning assets increased 22 basis points, from 2.76% for the prior year quarter to 2.98% for the current quarter, while the average balance of interest-earning assets decreased $141.3 million from the prior year quarter. Absent the impact of the leverage strategy, the weighted average yield on total interest-earning assets would have increased 11 basis points, from 3.20% for the prior year quarter to 3.31% for the current quarter. The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2017	2016	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$64,189	$61,945	$2,244	3.6%
Cash and cash equivalents	7,114	2,969	4,145	139.6
MBS	5,252	6,362	(1,110)	(17.4)
FHLB stock	3,095	2,939	156	5.3
Investment securities	994	1,107	(113)	(10.2)
Total interest and dividend income	$80,644	$75,322	$5,322	7.1

The increase in interest income on loans receivable was due mainly to a $180.8 million increase in the average balance of the portfolio, as well as a three basis point increase in the weighted average yield on the portfolio to 3.56% for the current quarter. Loan growth was funded through cash flows from the securities portfolio. The increase in the weighted average yield was due primarily to a decrease in the amortization of premiums related to correspondent loans.

The increase in interest income on cash and cash equivalents was due to a 75 basis point increase in the weighted average yield resulting from an increase in the yield earned on balances held at the FRB of Kansas City.

The decrease in interest income on the MBS portfolio was due to a $267.6 million decrease in the average balance of the portfolio, partially offset by a 13 basis point increase in the weighted average yield on the portfolio to 2.25% for the current quarter. Cash flows not reinvested were used primarily to fund loan growth and pay off certain maturing FHLB borrowings. The increase in the weighted average yield was due primarily to adjustable-rate MBS repricing to higher market rates, as well as a decrease in the impact of net premium amortization. Net premium amortization of $854 thousand during the current quarter decreased the weighted average yield on the portfolio by 37 basis points. During the prior year quarter, $1.3 million of net premiums were amortized, which decreased the weighted average yield on the portfolio by 43 basis points. As of December 31, 2017, the remaining net balance of premiums on our portfolio of MBS was $8.8 million.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities increased 14 basis points, from 1.15% for the prior year quarter to 1.29% for the current quarter, while the average balance of interest-bearing liabilities decreased $110.5 million from the prior year quarter. Absent the impact of the leverage strategy, the weighted average rate paid on total interest-bearing liabilities would have decreased one basis point, from 1.30% for the prior year quarter to 1.29% for the current quarter. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2017	2016	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB borrowings	$17,917	$16,117	$1,800	11.2%
Deposits	11,961	10,396	1,565	15.1
Repurchase agreements	1,392	1,503	(111)	(7.4)
Total interest expense	$31,270	$28,016	$3,254	11.6

The table above includes interest expense on FHLB borrowings both associated and not associated with the leverage strategy. Interest expense on FHLB borrowings not related to the leverage strategy decreased $2.0 million from the prior year quarter due to a $182.3 million decrease in the average balance of the portfolio and a 19 basis point decrease in the weighted average rate paid on the portfolio, to 2.08% for the current quarter. The decrease in the average balance was a result of using cash flows from the securities portfolio and funds generated from deposit growth to pay off certain advances that matured between periods. The decrease in the weighted average rate paid was due to certain advances maturing between periods being replaced at lower effective rates. Interest expense on FHLB borrowings associated with the leverage strategy increased $3.8 million from the prior year quarter due to a 75 basis point increase in the weighted average rate paid as a result of an increase in interest rates between periods.

The increase in interest expense on deposits was due primarily to an 11 basis point increase in the weighted average rate, to 0.91% for the current quarter. The increase in the weighted average rate was primarily related to the certificate of deposit portfolio, which increased 18 basis points to 1.51% for the current quarter. The weighted average rate paid on wholesale certificates increased 62 basis points, to 1.33% for the current quarter.

Provision for Credit Losses
The Bank did not record a provision for credit losses during the current quarter or the prior year quarter. Based on management's assessment of the ACL formula analysis model and several other factors, it was determined that no provision for credit losses was necessary. Net loan charge-offs were $28 thousand during the current quarter compared to $19 thousand in the prior year quarter. At December 31, 2017, loans 30 to 89 days delinquent were 0.25% of total loans and loans 90 or more days delinquent or in foreclosure were 0.15% of total loans.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2017	2016	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$3,965	$3,709	$256	6.9%
Income from BOLI	534	523	11	2.1
Other non-interest income	859	1,036	(177)	(17.1)
Total non-interest income	$5,358	$5,268	$90	1.7

The increase in retail fees and charges was due mainly to increases in debit card income and service charges earned. The decrease in other non-interest income was due primarily to a loss on the sale of loans during the current quarter as management continues to test loan sale processes for liquidity purposes, compared to no loan sales during the prior year quarter.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2017	2016	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$10,528	$10,634	$(106)	(1.0)%
Information technology and related expense	3,331	2,834	497	17.5
Occupancy, net	2,765	2,675	90	3.4
Deposit and loan transaction costs	1,407	1,386	21	1.5
Regulatory and outside services	1,140	1,346	(206)	(15.3)
Federal insurance premium	852	894	(42)	(4.7)
Advertising and promotional	685	690	(5)	(0.7)
Office supplies and related expense	442	437	5	1.1
Other non-interest expense	886	701	185	26.4
Total non-interest expense	$22,036	$21,597	$439	2.0

The increase in information technology and related expense and the decrease in regulatory and outside services were due mainly to a change in the presentation of certain information technology professional and consulting expenses beginning in fiscal year 2018, as well as those expenses being higher than the prior year. Information technology professional and consulting expenses are now being reported in information technology and related expenses rather than regulatory and outside services. The increase in other non-interest expense was due mainly to an increase in OREO operations expense.

The Company's efficiency ratio was 40.26% for the current quarter compared to 41.08% for the prior year quarter. The improvement in the efficiency ratio was due primarily to higher net interest income in the current quarter compared to the prior year quarter. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A lower value indicates that the financial institution is generating revenue with a proportionally lower level of expense.

Income Tax Expense
Income tax expense was $860 thousand for the current quarter compared to $10.4 million for the prior year quarter. The effective tax rate was 2.6% for the current quarter compared to 33.6% for the prior year quarter. The lower effective income tax rate and income tax expense were due primarily to revaluing the Company's deferred tax assets and liabilities due to the enactment of the Tax Act, as well as applying a lower corporate income tax rate to the Company's current quarter pretax income. Management estimates the effective income tax rate for fiscal year 2018 to be between 20% and 21% and approximately 22% for fiscal year 2019.

Comparison of Operating Results for the Three Months Ended December 31, 2017 and September 30, 2017

For the quarter ended December 31, 2017, the Company recognized net income of $31.8 million, or $0.24 per share, compared to net income of $20.6 million, or $0.15 per share, for the quarter ended September 30, 2017. The increase in net income was due primarily to a decrease in income tax expense resulting from the Tax Act being signed into law during the quarter.

Net interest income decreased $284 thousand, or 0.6%, from the prior quarter to $49.4 million for the current quarter. The net interest margin decreased one basis point from 1.84% for the prior quarter to 1.83% for the current quarter. Excluding the effects of the leverage strategy, the net interest margin would have decreased one basis point from 2.21% for the prior quarter to 2.20% for the current quarter.

Interest and Dividend Income
The weighted average yield on total interest-earning assets for the current quarter was 2.98%, unchanged from the prior quarter, while the average balance of interest-earning assets decreased $26.0 million between the two periods. Absent the impact of the leverage strategy, the weighted average yield on total interest-earning assets would have decreased one basis point from the prior quarter, to 3.31%. The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2017	2017	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$64,189	$64,329	$(140)	(0.2)%
Cash and cash equivalents	7,114	6,669	445	6.7
MBS	5,252	5,435	(183)	(3.4)
FHLB stock	3,095	3,080	15	0.5
Investment securities	994	1,061	(67)	(6.3)
Total interest and dividend income	$80,644	$80,574	$70	0.1

The increase in interest income on cash and cash equivalents was due primarily to a $70.4 million increase in the average balance, as well as a four basis point increase in the weighted average yield, to 1.29% for the current quarter, resulting from an increase in the yield earned on balances held at the FRB of Kansas City.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities for the current quarter increased two basis points from the prior quarter, to 1.29%, while the average balance of interest-bearing liabilities decreased $38.0 million between the two periods. Absent the impact of the leverage strategy, the weighted average rate paid on total interest-bearing liabilities for the current quarter would have increased one basis point from the prior quarter, to 1.29%. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2017	2017	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB borrowings	$17,917	$18,099	$(182)	(1.0)%
Deposits	11,961	11,313	648	5.7
Repurchase agreements	1,392	1,504	(112)	(7.4)
Total interest expense	$31,270	$30,916	$354	1.1

The table above includes interest expense on FHLB borrowings both associated and not associated with the leverage strategy. Interest expense on FHLB borrowings not related to the leverage strategy decreased $451 thousand from the prior quarter due mainly to a four basis point decrease in the weighted average rate paid on the portfolio, to 2.08% for the current quarter, along with a $35.5 million decrease in the average balance of the portfolio. Interest expense on FHLB borrowings associated with the leverage strategy increased $268 thousand from the prior quarter due to a five basis point increase in the weighted average rate paid as a result of an increase in interest rates between periods.

The increase in interest expense on deposits was due primarily to a five basis point increase in the weighted average rate, to 0.91% for the current quarter. The increase in the weighted average rate was primarily related to the certificate of deposit portfolio, which increased seven basis points to 1.51% for the current quarter.

The decrease in interest expense on repurchase agreements was due to the maturity of a $100.0 million repurchase agreement during the quarter.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2017	2017	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$3,965	$3,930	$35	0.9%
Income from BOLI	534	564	(30)	(5.3)
Other non-interest income	859	1,401	(542)	(38.7)
Total non-interest income	$5,358	$5,895	$(537)	(9.1)

The decrease in other non-interest income was due primarily to a loss on the sale of loans during the current quarter compared to a gain on the sale of loans during the prior quarter as management continues to test loan sale processes for liquidity purposes, along with a decrease in insurance commissions resulting from the receipt of annual commissions from certain insurance providers during the prior quarter and no such commissions received during the current quarter.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2017	2017	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$10,528	$11,049	$(521)	(4.7)%
Information technology and related expense	3,331	2,758	573	20.8
Occupancy, net	2,765	2,716	49	1.8
Deposit and loan transaction costs	1,407	1,366	41	3.0
Regulatory and outside services	1,140	1,827	(687)	(37.6)
Federal insurance premium	852	888	(36)	(4.1)
Advertising and promotional	685	1,398	(713)	(51.0)
Office supplies and related expense	442	511	(69)	(13.5)
Other non-interest expense	886	966	(80)	(8.3)
Total non-interest expense	$22,036	$23,479	$(1,443)	(6.1)
The decrease in salaries and employee benefits expense was due primarily to the prior quarter including compensation expense on unallocated ESOP shares related to the True Blue Capitol dividend paid during the prior fiscal year. The increase in information technology and related expense and the decrease in regulatory and outside services were due mainly to a change in the presentation of certain information technology professional and consulting expenses beginning in fiscal year 2018. The decrease in advertising and promotional expense was due primarily to the timing of media campaigns and sponsorships.

The Company's efficiency ratio was 40.26% for the current quarter compared to 42.26% for the prior quarter. The change in the efficiency ratio was due primarily to lower non-interest expense in the current quarter compared to the prior quarter.

Income Tax Expense
Income tax expense was $860 thousand for the current quarter, compared to $11.5 million for the prior quarter. The effective tax rate was 2.6% for the current quarter compared to 35.8% for the prior quarter. The decrease in effective tax rate was due mainly to the Tax Act being signed into law during the current quarter.

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

If management observes a trend in the amount and frequency of line of credit utilization and/or short-term borrowings that is not in conjunction with a planned strategy, such as the leverage strategy, the Bank will likely utilize long-term wholesale borrowing sources such as FHLB advances and/or repurchase agreements to provide long-term, fixed-rate funding. The maturities of these long-term borrowings are generally staggered in order to mitigate the risk of a highly negative cash flow position at maturity. The Bank's internal policy limits total borrowings to 55% of total assets. At December 31, 2017, the Bank had total borrowings, at par, of $2.28 billion, or approximately 25% of total assets.

The amount of FHLB advances outstanding at December 31, 2017 was $2.08 billion, of which $675.0 million was scheduled to mature in the next 12 months. All FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB. At December 31, 2017, the Bank's ratio of the par value of FHLB borrowings to Call Report total assets was 24%. When the full leverage strategy is in place, FHLB borrowings may be in excess of 40% of the Bank's Call Report total assets, and may be in excess of 40% as long as the Bank continues its leverage strategy and FHLB senior management continue to approve the Bank's borrowing limit being in excess of 40% of Call Report total assets. All or a portion of the FHLB borrowings in conjunction with the leverage strategy could be repaid at any point in time while the strategy is in effect, if necessary.

At December 31, 2017, the Bank had repurchase agreements of $100.0 million, or approximately 1% of total assets, none of which were scheduled to mature in the next 12 months. The Bank may enter into additional repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to the total borrowings limit of 55% discussed above. The Bank has pledged securities with an estimated fair value of $109.0 million as collateral for repurchase agreements as of December 31, 2017. The securities pledged for the repurchase agreements will be delivered back to the Bank when the repurchase agreements mature.

The Bank could utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At December 31, 2017, the Bank had $600.8 million of securities that were eligible but unused as collateral for borrowing or other liquidity needs.

The Bank has access to other sources of funds for liquidity purposes, such as brokered and public unit deposits. As of December 31, 2017, the Bank's policy allowed for combined brokered and public unit deposits up to 15% of total deposits. At December 31, 2017, the Bank had public unit deposits totaling $402.6 million, which had an average remaining term to maturity of ten months, or approximately 8% of total deposits, and no brokered deposits. Management continuously monitors the wholesale deposit market for opportunities to obtain funds at attractive rates. The Bank had pledged securities with an estimated fair value of $437.1 million as collateral for public unit deposits at December 31, 2017. The securities pledged as collateral for public unit deposits are held under joint custody with FHLB and generally will be released upon deposit maturity.

At December 31, 2017, $1.03 billion of the Bank's certificate of deposit portfolio was scheduled to mature within one year, including $243.6 million of public unit deposits. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products at the prevailing rate, although no assurance can be given in this regard.  We also anticipate the majority of the maturing public unit deposits will be replaced with similar wholesale funding products.

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

The following table presents the contractual maturities of our loan, MBS, and investment securities portfolios at December 31, 2017, along with associated weighted average yields. Loans and securities which have adjustable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses. As of December 31, 2017, the amortized cost of investment securities in our portfolio which are callable or have pre-refunding dates within one year was $148.2 million.

	Loans(1)		MBS		Investment Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Amounts due:
Within one year	$42,069	3.81%	$1,848	3.77%	$152,195	1.14%	$196,112	1.74%

After one year:
Over one to two years	95,862	4.10	5,134	4.22	27,407	1.37	128,403	3.52
Over two to three years	16,730	4.45	11,293	3.22	81,468	1.57	109,491	2.18
Over three to five years	58,898	3.95	57,618	2.26	60,382	1.81	176,898	2.67
Over five to ten years	590,296	3.66	429,598	2.06	—	—	1,019,894	2.99
Over ten to fifteen years	1,327,987	3.30	108,722	2.15	—	—	1,436,709	3.21
After fifteen years	5,045,662	3.64	337,025	2.61	—	—	5,382,687	3.58
Total due after one year	7,135,435	3.59	949,390	2.30	169,257	1.62	8,254,082	3.40

	$7,177,504	3.59	$951,238	2.31	$321,452	1.40	$8,450,194	3.36

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

Off-Balance Sheet Arrangements, Commitments and Contractual Obligations

The Company, in the normal course of business, makes commitments to buy or sell assets, extend credit, or to incur or fund liabilities. There have been no material changes in commitments, contractual obligations or off-balance sheet arrangements from September 30, 2017. For additional information, see "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements, Commitments and Contractual Obligations" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017. We anticipate we will continue to have sufficient funds, through repayments and maturities of loans and securities, deposits and borrowings, to meet our current commitments.

The maximum balance of short-term FHLB borrowings outstanding at any month-end during the three months ended December 31, 2017 was $2.78 billion, and the average balance of short-term FHLB borrowings outstanding during this period was $2.66 billion at a weighted average contractual rate of 1.40%. Short-term FHLB borrowings for this disclosure are defined as those with maturity dates within the next 12 months. The majority of the short-term FHLB borrowings amount related to borrowings associated with the leverage strategy. This compares to a balance of short-term FHLB borrowings outstanding at December 31, 2017 of $775.0 million at a weighted average contractual rate of 1.63%.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company's consolidated financial statements for the quarter ended December 31, 2017, or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action ("PCA"). As of December 31, 2017, the Bank and Company exceeded all regulatory capital requirements. The following table presents the regulatory capital ratios of the Bank and the Company at December 31, 2017.

				Regulatory
				Requirement For
			Minimum	Well-Capitalized
	Bank	Company	Regulatory	Status of Bank
	Ratios	Ratios	Requirement	Under PCA Provisions
Tier 1 leverage ratio	10.9%	12.1%	4.0%	5.0%
Common Equity Tier 1 capital ratio	27.3	30.3	4.5	6.5
Tier 1 capital ratio	27.3	30.3	6.0	8.0
Total capital ratio	27.5	30.5	8.0	10.0

The following table presents a reconciliation of equity under GAAP to regulatory capital amounts, as of December 31, 2017, for the Bank and the Company (dollars in thousands):

	Bank	Company
Total equity as reported under GAAP	$1,216,888	$1,350,611
AOCI	(3,074)	(3,074)
Total tier 1 capital	1,213,814	1,347,537
ACL	8,370	8,370
Total capital	$1,222,184	$1,355,907

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Asset and Liability Management and Market Risk
For a complete discussion of the Bank's asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Bank's portfolios, see "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K for the year ended September 30, 2017. The analysis presented in the tables below reflects the level of market risk at the Bank, including the cash the holding company has on deposit at the Bank.

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

Qualitative Disclosure about Market Risk
At December 31, 2017, the Bank's gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $185.2 million, or 2.06% of total assets, compared to $641.6 million, or 6.98% of total assets, at September 30, 2017. The decrease in the one-year gap amount was due primarily to a decrease in the amount of cash held at December 31, 2017, along with a decrease in the amount of repayments and prepayments from mortgage-related assets projected to reprice due to higher interest rates. As interest rates rise, borrowers have less economic incentive to refinance their mortgages and agency debt issuers have less economic incentive or opportunity to exercise their call options in order to issue new debt at lower interest rates. This increase in interest rates resulted in lower projected cash flows on these assets over the next year compared to September 30, 2017.

The majority of interest-earning assets anticipated to reprice in the coming year are repayments and prepayments on mortgage loans and MBS, both of which include the option to prepay without a fee being paid by the contract holder. The amount of interest-bearing liabilities expected to reprice in a given period is not typically impacted significantly by changes in interest rates because the Bank's borrowings and certificate of deposit portfolios have contractual maturities and generally cannot be terminated early without a prepayment penalty. If interest rates were to increase 200 basis points, as of December 31, 2017, the Bank's one-year gap is projected to be $(305.9) million, or (3.40)% of total assets. This compares to a one-year gap of $81.3 million, or 0.88% of total assets, if interest rates were to have increased 200 basis points as of September 30, 2017.

During the current quarter, loan repayments totaled $283.9 million and cash flows from the securities portfolio totaled $69.9 million. The asset cash flows of $353.8 million were reinvested into new assets at current market interest rates. Total cash flows from fixed-rate liabilities that matured or repriced during the current quarter were approximately $600.0 million, including $200.0 million of term borrowings. These offsetting cash flows allow the Bank to manage its interest rate risk and gap position more precisely than if the Bank did not have offsetting cash flows due to its mix of assets or maturity structure of liabilities.

Other strategies include managing the Bank's wholesale assets and liabilities. The Bank primarily uses long-term fixed-rate borrowings with no embedded options to lengthen the average life of the Bank's liabilities. The fixed-rate characteristics of these borrowings lock-in the cost until maturity and thus decrease the amount of liabilities repricing as interest rates move higher compared to funding with lower-cost short-term borrowings. These borrowings are laddered in order to prevent large amounts of liabilities repricing in any one period. The WAL of the Bank's term borrowings as of December 31, 2017 was 2.2 years. However, including the impact of interest rate swaps related to $200.0 million of adjustable-rate FHLB advances, the WAL of the Bank's term borrowings as of December 31, 2017 was 2.7 years. The interest rate swaps effectively convert the adjustable-rate borrowings into long-term, fixed-rate liabilities.

The Bank uses the securities portfolio to shorten the average life of the Bank's assets. Purchases in the securities portfolio over the past couple of years have primarily been focused on callable agency debentures with maturities no longer than five years, shorter duration MBS, and adjustable-rate MBS. These securities have a shorter average life and provide a steady source of cash flow that can be reinvested as interest rates rise or used to purchase higher-yielding assets. The WAL of the Bank's securities portfolio as of December 31, 2017 was 2.5 years.

In addition to the wholesale strategies, the Bank has sought to increase core deposits and long-term certificates of deposit. Core deposits are expected to reduce the risk of higher interest rates because their interest rates are not expected to increase significantly as market interest rates rise. Specifically, checking accounts and savings accounts have had minimal interest rate fluctuations throughout historical interest rate cycles, though no assurance can be given that this will be the case in future interest rate cycles. The balances and rates of these accounts have historically tended to remain very stable over time, giving them the characteristic of long-term liabilities. The Bank uses historical data pertaining to these accounts to estimate their future balances. At December 31, 2017 the WAL of the Bank's non-maturity deposits was 13.5 years.

Over the last couple years, the Bank has priced long-term certificates of deposit more aggressively than short-term certificates of deposit with the goal of giving customers incentive to move funds into longer-term certificates of deposit when interest rates were lower. The balance of our retail certificates of deposit with terms of 36 months or longer increased $253.1 million, or 18%, since December 31, 2015. Long-term certificates of deposit reduce the amount of liabilities repricing as interest rates rise in a given time period.

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

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$1,719,476	$1,881,955	$1,138,830	$2,426,502	$7,166,763
Securities(2)	558,046	443,104	159,607	108,518	1,269,275
Other interest-earning assets	1,082	—	—	—	1,082
Total interest-earning assets	2,278,604	2,325,059	1,298,437	2,535,020	8,437,120

Interest-bearing liabilities:
Non-maturity deposits(3)	273,981	309,043	238,198	1,713,652	2,534,874
Certificates of deposit	1,044,473	1,306,307	469,799	1,393	2,821,972
Borrowings(4)	775,000	800,000	600,000	142,557	2,317,557
Total interest-bearing liabilities	2,093,454	2,415,350	1,307,997	1,857,602	7,674,403

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$185,150	$(90,291)	$(9,560)	$677,418	$762,717

Cumulative excess of interest-earning assets over
interest-bearing liabilities	$185,150	$94,859	$85,299	$762,717

Cumulative excess of interest-earning assets over interest-bearing liabilities as a percent of total Bank assets at:
December 31, 2017	2.06%	1.06%	0.95%	8.48%
September 30, 2017	6.98

Cumulative one-year gap - interest rates +200 bps at:
December 31, 2017	(3.40)
September 30, 2017	0.88

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

(2)
MBS reflect projected prepayments at amortized cost. Investment securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of December 31, 2017, at amortized cost.

(3)
Although the Bank's checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts is based on assumptions developed from our actual experiences with these accounts. If all of the Bank's checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $2.08 billion, for a cumulative one-year gap of (23.1)% of total assets.

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

Change	Net Interest Income At
(in Basis Points)	December 31, 2017			September 30, 2017
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100 bp	$191,063	$(2,197)	(1.14)%	$181,200	$(6,623)	(3.53)%
000 bp	193,260	—	—	187,823	—	—
+100 bp	191,757	(1,503)	(0.78)	189,259	1,436	0.76
+200 bp	187,675	(5,585)	(2.89)	188,508	685	0.36
+300 bp	182,217	(11,043)	(5.71)	186,299	(1,524)	(0.81)

(1)	Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The net interest income projections were lower in the rising rate scenarios at December 31, 2017 compared to September 30, 2017. This change was due primarily to a change in the balance sheet composition primarily from a decrease in cash between the two periods as well as higher market interest rates at December 31, 2017 which reduced projected cash flows on mortgage-related assets, both of which resulted in a decrease in the level of earnings in the higher interest rate environments. The decrease in cash, which reprices daily, reduced the amount of assets projected to reprice in the twelve-month horizon. In addition, as interest rates rise, the one-year gap eventually becomes negative due to a reduction in cash flows from the Bank's mortgage-related assets and callable agency debentures. At December 31, 2017, as interest rates move higher, liabilities would reprice to higher interest rates at a faster pace than assets and have a negative impact on the Bank's net interest income projection. At September 30, 2017, modeled in the +300 basis point scenario, liabilities would reprice to higher interest rates at a faster pace than assets and have a negative impact on the Bank's net interest income projection.

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

Change	Market Value of Portfolio Equity At
(in Basis Points)	December 31, 2017			September 30, 2017
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100 bp	$1,460,928	$(3,453)	(0.24)%	$1,446,537	$(13,891)	(0.95)%
000 bp	1,464,381	—	—	1,460,428	—	—
+100 bp	1,340,074	(124,307)	(8.49)	1,352,558	(107,870)	(7.39)
+200 bp	1,149,174	(315,207)	(21.52)	1,173,891	(286,537)	(19.62)
+300 bp	935,518	(528,863)	(36.12)	969,747	(490,681)	(33.60)

(1)	Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The percentage change in the Bank's MVPE at December 31, 2017 was more adversely impacted in the increasing interest rate scenarios than at September 30, 2017. This was due to a decrease in cash held between the two quarters as well as market interest rates being higher at December 31, 2017. The market value of cash is not impacted by changes in interest rates due to the fact that the interest rates on cash changes daily as short-term interest rates change. As long-term interest rates increase, repayments on mortgage-related assets are more likely to decrease and only be realized through significant changes in borrowers' lives such as divorce, death, job-related relocations, or other events as there is less economic incentive for borrowers to prepay their debt. This results in an increase in the average life of mortgage-related assets. Similarly, call projections for the Bank's callable agency debentures decrease as interest rates rise, which results in cash flows related to these assets moving closer to the contractual maturity dates. The higher expected average lives of these assets, relative to the assumptions in the base case interest rate environment, increases the sensitivity of their market value to changes in interest rates. As a result, the projected decrease in the market value of the Bank's financial assets was more significant than the projected decrease in the market value of its financial liabilities, which resulted in a projected decrease in MVPE in all of the rising interest rate scenarios presented.

The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates for our interest-earning assets and interest-bearing liabilities as of December 31, 2017. Yields presented for interest-earning assets include the amortization of fees, costs, premiums and discounts which are considered adjustments to the yield. The interest rate presented for term borrowings is the effective rate, which includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The WAL presented for term borrowings includes the effect of interest rate swaps. The maturity and repricing terms presented for one- to four-family loans represent the contractual terms of the loan.

	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Investment securities	$321,452	1.40%	1.2	25.3%	3.7%
MBS - fixed	612,450	2.15	2.9	48.1	7.1
MBS - adjustable	338,788	2.59	5.1	26.6	3.9
Total securities	1,272,690	2.07	3.0	100.0%	14.7
Loans receivable:
Fixed-rate one- to four-family:
<= 15 years	1,177,173	3.08	4.0	16.4%	13.6
> 15 years	4,451,629	3.84	6.0	62.0	51.3
All other fixed-rate loans	277,219	4.22	3.8	3.9	3.2
Total fixed-rate loans	5,906,021	3.71	5.5	82.3	68.1
Adjustable-rate one- to four-family:
<= 36 months	260,703	1.80	3.5	3.6	3.0
> 36 months	842,492	3.10	2.6	11.7	9.7
All other adjustable-rate loans	168,288	4.89	3.4	2.4	1.9
Total adjustable-rate loans	1,271,483	3.07	2.9	17.7	14.6
Total loans receivable	7,177,504	3.59	5.1	100.0%	82.7
FHLB stock	195,470	6.49	1.1		2.3
Cash and cash equivalents	29,120	1.36	—		0.3
Total interest-earning assets	$8,674,784	3.43	4.7		100.0%

Non-maturity deposits	$2,444,245	0.24	13.5	46.4%	32.4%
Retail certificates of deposit	2,419,380	1.57	1.8	45.9	32.1
Public units	402,592	1.37	0.8	7.7	5.3
Total deposits	5,266,217	0.94	7.2	100.0%	69.8
Term borrowings	2,175,000	2.09	2.7	95.6%	28.9
FHLB line of credit	100,000	1.47	—	4.4	1.3
Total borrowings	2,275,000	2.06	2.6	100.0%	30.2
Total interest-bearing liabilities	$7,541,217	1.28	5.8		100.0%

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of December 31, 2017. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2017, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Company and the Bank are involved as plaintiff or defendant in various legal actions arising in the normal course of business. In our opinion, after consultation with legal counsel, we believe it unlikely that such pending legal actions will have a material adverse effect on our financial condition, results of operations or liquidity.
Item 1A. Risk Factors
There have been no material changes to our risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See "Liquidity and Capital Resources - Capital" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding OCC restrictions on dividends from the Bank to the Company.

The following table summarizes our share repurchase activity during the three months ended December 31, 2017 and additional information regarding our share repurchase program. In October 2015, the Company announced a stock repurchase plan for up to $70.0 million of common stock. It is anticipated that shares will be purchased from time to time in the open-market based upon market conditions and available liquidity. There is no expiration for this repurchase plan.

				Approximate
	Total		Total Number of	Dollar Value of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
	Purchased	per Share	Announced Plans	Under the Plan
October 1, 2017 through
October 31, 2017	—	$—	—	$70,000,000
November 1, 2017 through
November 30, 2017	—	—	—	70,000,000
December 1, 2017 through
December 31, 2017	—	—	—	70,000,000
Total	—	—	—	70,000,000

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
The following information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2017, filed with the Securities and Exchange Commission on February 8, 2018, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at December 31, 2017 and September 30, 2017, (ii) Consolidated Statements of Income for the three months ended December 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three months ended December 31, 2017 and 2016, (iv) Consolidated Statement of Stockholders' Equity for the three months ended December 31, 2017, (v) Consolidated Statements of Cash Flows for the three months ended December 31, 2017 and 2016, and (vi) Notes to the Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: February 8, 2018	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and Chief Executive Officer

Date: February 8, 2018	By:	/s/ Kent G. Townsend
Kent G. Townsend, Executive Vice President,
Chief Financial Officer and Treasurer