Form 10-Q
period 2018-03-31
Capitol Federal Financial Inc
filed 2018-05-10
CIK 1490906

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
_________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
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

As of May 4, 2018, there were 138,254,735 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except per share amounts)

	March 31,	September 30,
	2018	2017
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $127,120 and $340,748)	$140,580	$351,659
Securities:
Available-for-sale ("AFS"), at estimated fair value (amortized cost of $558,239 and $410,541)	559,146	415,831
Held-to-maturity ("HTM"), at amortized cost (estimated fair value of $708,944 and $833,009)	716,372	827,738
Loans receivable, net (allowance for credit losses ("ACL") of $8,390 and $8,398)	7,200,663	7,195,071
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	195,626	100,954
Premises and equipment, net	84,704	84,818
Other assets	219,370	216,845
TOTAL ASSETS	$9,116,461	$9,192,916

LIABILITIES:
Deposits	$5,354,193	$5,309,868
FHLB borrowings	2,174,478	2,173,808
Repurchase agreements	100,000	200,000
Advance payments by borrowers for taxes and insurance	54,696	63,749
Income taxes payable, net	669	530
Deferred income tax liabilities, net	18,611	24,458
Accounts payable and accrued expenses	49,074	52,190
Total liabilities	7,751,721	7,824,603

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 138,250,235 and 138,223,835
shares issued and outstanding as of March 31, 2018 and September 30, 2017, respectively	1,382	1,382
Additional paid-in capital	1,168,087	1,167,368
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(37,169)	(37,995)
Retained earnings	227,281	234,640
Accumulated other comprehensive income ("AOCI"), net of tax	5,159	2,918
Total stockholders' equity	1,364,740	1,368,313
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,116,461	$9,192,916

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
INTEREST AND DIVIDEND INCOME:
Loans receivable	$64,194	$63,106	$128,383	$125,051
Cash and cash equivalents	7,895	4,132	15,009	7,101
Mortgage-backed securities ("MBS")	5,390	6,191	10,642	12,553
FHLB stock	3,201	3,100	6,296	6,039
Investment securities	1,094	1,131	2,088	2,238
Total interest and dividend income	81,774	77,660	162,418	152,982
INTEREST EXPENSE:
FHLB borrowings	18,772	16,771	36,689	32,888
Deposits	12,480	10,364	24,441	20,760
Repurchase agreements	633	1,471	2,025	2,974
Total interest expense	31,885	28,606	63,155	56,622
NET INTEREST INCOME	49,889	49,054	99,263	96,360
PROVISION FOR CREDIT LOSSES	—	—	—	—
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	49,889	49,054	99,263	96,360
NON-INTEREST INCOME:
Retail fees and charges	3,670	3,582	7,635	7,291
Income from bank-owned life insurance ("BOLI")	276	573	810	1,096
Other non-interest income	1,487	1,418	2,346	2,454
Total non-interest income	5,433	5,573	10,791	10,841
NON-INTEREST EXPENSE:
Salaries and employee benefits	11,167	10,544	21,695	21,178
Information technology and related expense	3,622	2,768	6,953	5,602
Occupancy, net	2,839	2,764	5,604	5,439
Deposit and loan transaction costs	1,313	1,228	2,720	2,614
Regulatory and outside services	1,151	1,265	2,291	2,611
Advertising and promotional	1,337	1,263	2,022	1,953
Federal insurance premium	847	878	1,699	1,772
Office supplies and related expense	442	541	884	978
Other non-interest expense	880	686	1,766	1,387
Total non-interest expense	23,598	21,937	45,634	43,534
INCOME BEFORE INCOME TAX EXPENSE	31,724	32,690	64,420	63,667
INCOME TAX EXPENSE	8,394	11,103	9,254	21,502
NET INCOME	$23,330	$21,587	$55,166	$42,165

Basic earnings per share ("EPS")	$0.17	$0.16	$0.41	$0.31
Diluted EPS	$0.17	$0.16	$0.41	$0.31
Dividends declared per share	$0.09	$0.09	$0.46	$0.46

Basic weighted average common shares	134,428,227	134,066,189	134,400,300	133,879,350
Diluted weighted average common shares	134,475,228	134,258,822	134,471,259	134,102,447

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net income	$23,330	$21,587	$55,166	$42,165
Other comprehensive income (loss), net of tax:
Changes in unrealized gains (losses) on AFS securities,
net of taxes of $610, $230, $1,319 and $1,029	(1,898)	(379)	(3,064)	(1,693)
Changes in unrealized gains (losses) on cash flow hedges,
net of taxes of $(1,063), $0, $(1,867) and $0	3,316	—	4,638	—
Comprehensive income	$24,748	$21,208	$56,740	$40,472

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)

		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at September 30, 2016	$1,375	$1,156,855	$(39,647)	$268,466	$5,915	$1,392,964
Net income				42,165		42,165
Other comprehensive loss, net of tax					(1,693)	(1,693)
ESOP activity, net		443	826			1,269
Restricted stock activity, net		40				40
Stock-based compensation		330				330
Stock options exercised	7	8,791				8,798
Cash dividends to stockholders ($0.46 per share)				(61,584)		(61,584)
Balance at March 31, 2017	$1,382	$1,166,459	$(38,821)	$249,047	$4,222	$1,382,289

Balance at September 30, 2017	$1,382	$1,167,368	$(37,995)	$234,640	$2,918	$1,368,313
Net income				55,166		55,166
Other comprehensive income, net of tax					1,574	1,574
Reclassification of certain tax effects related to adoption of Accounting Standards Update ("ASU") 2018-02				(667)	667	—
ESOP activity, net		288	826			1,114
Stock-based compensation		187				187
Cumulative effect of adopting ASU 2016-09		19		(19)		—
Stock options exercised		225				225
Cash dividends to stockholders ($0.46 per share)				(61,839)		(61,839)
Balance at March 31, 2018	$1,382	$1,168,087	$(37,169)	$227,281	$5,159	$1,364,740

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Six Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,166	$42,165
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(6,296)	(6,039)
Originations of loans receivable held-for-sale ("LHFS")	(390)	—
Proceeds from sales of LHFS	16,035	—
Amortization and accretion of premiums and discounts on securities	1,733	2,438
Depreciation and amortization of premises and equipment	4,180	3,831
Amortization of deferred amounts related to FHLB advances, net	670	724
Common stock committed to be released for allocation - ESOP	1,114	1,269
Stock-based compensation	187	330
Changes in deferred income tax liabilities, net	(6,396)	—
Cash collateral received from derivative counterparty	6,711	—
Changes in:
Other assets, net	2,257	1,178
Income taxes payable, net	138	651
Accounts payable and accrued expenses	(8,350)	(8,086)
Net cash provided by operating activities	66,759	38,461

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(223,829)	(37,425)
Proceeds from calls, maturities and principal reductions of AFS securities	73,993	96,902
Proceeds from calls, maturities and principal reductions of HTM securities	109,702	144,345
Proceeds from sale of AFS securities	2,078	—
Proceeds from the redemption of FHLB stock	3,045	193,450
Purchase of FHLB stock	(91,421)	(182,916)
Net increase in loans receivable	(22,437)	(237,470)
Purchase of premises and equipment	(4,214)	(3,966)
Proceeds from sale of other real estate owned ("OREO")	1,587	2,865
Net cash used in investing activities	(151,496)	(24,215)

		(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Six Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(61,839)	(61,584)
Net change in deposits	44,325	105,216
Proceeds from borrowings	8,500,000	2,100,000
Repayments on borrowings	(8,600,000)	(2,200,000)
Change in advance payments by borrowers for taxes and insurance	(9,053)	(7,853)
Stock options exercised	225	8,476
Excess tax benefits from stock options	—	322
Net cash used in financing activities	(126,342)	(55,423)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(211,079)	(41,177)

CASH AND CASH EQUIVALENTS:
Beginning of period	351,659	281,764
End of period	$140,580	$240,587

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Loans transferred to LHFS	$15,814	$—

See accompanying notes to consolidated financial statements.		(Concluded)

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

Recent Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers. The ASU, as amended, implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the amended guidance identifies specific steps an entity should apply in order to achieve this principle. The amended guidance requires entities to disclose both quantitative and qualitative information regarding contracts with customers. ASU 2014-09 will become effective for the Company on October 1, 2018. The majority of the Company's revenue is composed of interest income from loans and securities which are explicitly excluded from the amended ASU; therefore the amended ASU will likely not have a material impact to the Company's consolidated financial condition and results of operations, but it will likely result in expanded disclosures. The Company has substantially completed its identification of revenue within the scope of the ASU and is in the process of evaluating those revenue streams and related contracts.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The ASU amends lease accounting guidance by requiring that lessees recognize the assets and liabilities arising from leases on the balance sheet. Additionally, the ASU requires entities to disclose both quantitative and qualitative information regarding their leasing activities. The accounting applied by a lessor is largely unchanged from that applied under the previous guidance. ASU 2016-02 will become effective for the Company on October 1, 2019. In March 2018, the FASB reaffirmed a proposal to provide entities with relief from the costs of implementation by allowing the option to not restate comparative periods as part of the transition. An entity would instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. If this proposal is finalized, the Company expects to elect the transition relief provisions. The Company is continuing to work on the development of a lease inventory including determining whether other contracts exist that are deemed to be in scope. The Company expects to recognize right-of-use assets and lease liabilities for substantially all of its operating lease commitments based on the present value of unpaid lease payments as of the date of adoption.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU replaces the incurred loss impairment methodology in current GAAP, which requires credit losses to be recognized when it is probable that a loss has incurred, with a new impairment methodology. The new impairment methodology requires an entity to measure, at each reporting date, the expected credit losses of financial assets not measured at fair value, such as loans, HTM debt securities, and loan commitments, over their contractual lives. Under the new impairment methodology, expected credit losses will be measured at each reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Additionally, the ASU amends the current credit loss measurements for AFS debt securities. Credit losses related to AFS debt securities will be recorded through the ACL rather than as a direct write-down as per current GAAP. The ASU also requires enhanced disclosures related to credit quality and significant estimates and judgments used by management when estimating credit losses. The ASU will become effective for the Company on October 1, 2020. The Company is currently in the process of analyzing historical loan and loss data for portfolio segmentation purposes. Additionally, the Company has formed a cross-functional working group comprised of individuals from various functional areas to assist with the implementation of the ASU. While we are currently unable to reasonably estimate the impact of adopting this ASU, we expect the impact of adoption will be influenced by the composition of our loan and securities portfolios as well as the economic conditions and forecasts at the time of adoption.

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income. The ASU helps organizations address certain stranded income tax effects in AOCI resulting from the tax legislation enacted by the U.S. government on December 22, 2017 commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") by allowing the reclassification of these amounts from AOCI to retained earnings. The Company elected to early-adopt this ASU during the current quarter and reclassify the related tax effects from the enactment of the Tax Act, specifically those related to the change in the federal corporate tax rate, from AOCI to retained earnings. The reclassification was applied prospectively and is reflected in the Consolidated Statements of Stockholders' Equity. The Company releases the income tax effects of unrealized gains and losses related to AFS securities on a portfolio basis.

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

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	(Dollars in thousands, except per share amounts)
Net income	$23,330	$21,587	$55,166	$42,165
Income allocated to participating securities	(10)	(12)	(23)	(25)
Net income available to common stockholders	$23,320	$21,575	$55,143	$42,140

Average common shares outstanding	134,386,469	134,024,890	134,379,424	133,858,701
Average committed ESOP shares outstanding	41,758	41,299	20,876	20,649
Total basic average common shares outstanding	134,428,227	134,066,189	134,400,300	133,879,350

Effect of dilutive stock options	47,001	192,633	70,959	223,097

Total diluted average common shares outstanding	134,475,228	134,258,822	134,471,259	134,102,447

Net EPS:
Basic	$0.17	$0.16	$0.41	$0.31
Diluted	$0.17	$0.16	$0.41	$0.31

Antidilutive stock options, excluded from the diluted average
common shares outstanding calculation	598,195	187,327	527,642	212,133

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS and HTM securities at the dates presented. The majority of the MBS and investment securities portfolios are composed of securities issued by United States government-sponsored enterprises ("GSEs").

	March 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
MBS	$285,361	$4,576	$1,297	$288,640
GSE debentures	271,354	—	2,353	269,001
Municipal bonds	1,524	—	19	1,505
	$558,239	$4,576	$3,669	$559,146
HTM:
MBS	$693,765	$5,907	$13,225	$686,447
Municipal bonds	22,607	3	113	22,497
	$716,372	$5,910	$13,338	$708,944

	September 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$271,300	$16	$587	$270,729
MBS	135,644	5,923	51	141,516
Trust preferred securities	2,067	—	16	2,051
Municipal bonds	1,530	5	—	1,535
	$410,541	$5,944	$654	$415,831
HTM:
MBS	$800,931	$10,460	$5,295	$806,096
Municipal bonds	26,807	119	13	26,913
	$827,738	$10,579	$5,308	$833,009

The following tables summarize the estimated fair value and gross unrealized losses of those securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	March 31, 2018
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	$95,389	$997	$148,612	$1,356
MBS	132,987	1,291	626	6
Municipal bonds	1,505	19	—	—
	$229,881	$2,307	$149,238	$1,362

HTM:
MBS	$208,483	$3,898	$260,958	$9,327
Municipal bonds	19,737	113	—	—
	$228,220	$4,011	$260,958	$9,327

	September 30, 2017
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	$224,421	$539	$24,952	$48
MBS	9,648	46	673	5
Trust preferred securities	—	—	2,051	16
	$234,069	$585	$27,676	$69

HTM:
MBS	$259,200	$1,582	$201,094	$3,713
Municipal bonds	5,638	8	1,460	5
	$264,838	$1,590	$202,554	$3,718

The unrealized losses at March 31, 2018 and September 30, 2017 were primarily a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary. Therefore, these securities have not been classified as other-than-temporarily impaired. The impairment is also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities, nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity. As a result of the analysis, management has concluded that no other-than-temporary impairments existed at March 31, 2018 or September 30, 2017.

The amortized cost and estimated fair value of debt securities as of March 31, 2018, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without prepayment penalty. For this reason, MBS are not included in the maturity categories.

	AFS		HTM
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
One year or less	$121,386	$120,998	$5,424	$5,414
One year through five years	151,492	149,508	17,183	17,083
	272,878	270,506	22,607	22,497
MBS	285,361	288,640	693,765	686,447
	$558,239	$559,146	$716,372	$708,944

The following table presents the taxable and non-taxable components of interest income on investment securities for the periods presented.

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	(Dollars in thousands)
Taxable	$998	$1,000	$1,878	$1,964
Non-taxable	96	131	210	274
	$1,094	$1,131	$2,088	$2,238

The following table summarizes the carrying value of securities pledged as collateral for the obligations indicated below as of the dates presented.

	March 31, 2018	September 30, 2017
	(Dollars in thousands)
Public unit deposits	$440,153	$499,993
Repurchase agreements	108,793	214,298
Federal Reserve Bank of Kansas City ("FRB of Kansas City")	9,771	11,769
	$558,717	$726,060

During the current year six month period, the Company sold trust preferred securities and received proceeds of $2.1 million. The Company recognized a gain of $9 thousand on the sale. All other dispositions of securities during the period were the result of principal repayments, calls, or maturities.

4. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at the dates presented is summarized as follows:

	March 31, 2018	September 30, 2017
	(Dollars in thousands)
Real estate loans:
One- to four-family:
Originated	$3,919,353	$3,959,232
Correspondent purchased	2,490,776	2,445,311
Bulk purchased	327,611	351,705
Construction	28,195	30,647
Total	6,765,935	6,786,895
Commercial:
Permanent	273,507	183,030
Construction	25,995	86,952
Total	299,502	269,982
Total real estate loans	7,065,437	7,056,877

Consumer loans:
Home equity	117,971	122,066
Other	4,334	3,808
Total consumer loans	122,305	125,874

Total loans receivable	7,187,742	7,182,751

Less:
ACL	8,390	8,398
Discounts/unearned loan fees	24,996	24,962
Premiums/deferred costs	(46,307)	(45,680)
	$7,200,663	$7,195,071

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

The underwriting standards for loans purchased from correspondent lenders are generally similar to the Bank's internal underwriting standards. The underwriting of loans purchased from correspondent lenders on a loan-by-loan basis is performed by the Bank's underwriters.

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

The following tables present the recorded investment, by class, in loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total recorded investment at the dates presented. The recorded investment in loans is defined as the unpaid principal balance of a loan, less charge-offs and inclusive of unearned loan fees and deferred costs. At March 31, 2018 and September 30, 2017, all loans 90 or more days delinquent were on nonaccrual status.

	March 31, 2018
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family - originated	$8,445	$6,415	$14,860	$3,918,608	$3,933,468
One- to four-family - correspondent	751	1,167	1,918	2,524,059	2,525,977
One- to four-family - bulk purchased	4,207	3,353	7,560	321,568	329,128
Commercial real estate	—	—	—	298,175	298,175
Consumer - home equity	349	423	772	117,199	117,971
Consumer - other	7	5	12	4,322	4,334
	$13,759	$11,363	$25,122	$7,183,931	$7,209,053

	September 30, 2017
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family - originated	$13,216	$5,500	$18,716	$3,956,598	$3,975,314
One- to four-family - correspondent	1,855	92	1,947	2,477,916	2,479,863
One- to four-family - bulk purchased	3,233	3,399	6,632	346,807	353,439
Commercial real estate	—	—	—	268,979	268,979
Consumer - home equity	467	406	873	121,193	122,066
Consumer - other	33	4	37	3,771	3,808
	$18,804	$9,401	$28,205	$7,175,264	$7,203,469

The recorded investment of mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of March 31, 2018 and September 30, 2017 was $3.3 million and $4.3 million, respectively, which is included in loans 90 or more days delinquent or in foreclosure in the table above.   The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure was $686 thousand at March 31, 2018 and $1.4 million at September 30, 2017.

The following table presents the recorded investment, by class, in loans classified as nonaccrual at the dates presented.

	March 31, 2018	September 30, 2017
	(Dollars in thousands)
One- to four-family - originated	$9,369	$10,054
One- to four-family - correspondent	1,167	1,804
One- to four-family - bulk purchased	3,699	4,264
Commercial real estate	—	—
Consumer - home equity	478	519
Consumer - other	5	4
	$14,718	$16,645

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

	March 31, 2018		September 30, 2017
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family - originated	$9,956	$25,281	$7,031	$30,059
One- to four-family - correspondent	650	4,188	261	3,800
One- to four-family - bulk purchased	—	7,188	—	8,005
Commercial real estate	—	—	—	—
Consumer - home equity	237	882	9	1,032
Consumer - other	—	5	—	4
	$10,843	$37,544	$7,301	$42,900

The following table shows the weighted average credit score and weighted average LTV for one- to four-family loans and consumer home equity loans at the dates presented. Borrower credit scores are intended to provide an indication as to the likelihood that a borrower will repay their debts. Credit scores are updated at least semiannually, with the last update in March 2018, from a nationally recognized consumer rating agency. The LTV ratios provide an estimate of the extent to which the Bank may incur a loss on any given loan that may go into foreclosure. The consumer - home equity LTV does not take into account the first lien position, if applicable.  The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

	March 31, 2018		September 30, 2017
	Credit Score	LTV	Credit Score	LTV
One- to four-family - originated	768	62%	767	63%
One- to four-family - correspondent	764	67	764	68
One- to four-family - bulk purchased	759	62	757	63
Consumer - home equity	754	19	755	19
	766	64	765	64

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

	For the Three Months Ended			For the Six Months Ended
	March 31, 2018			March 31, 2018
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
(Dollars in thousands)
One- to four-family - originated	2	$93	$94	3	$167	$176
One- to four-family - correspondent	—	—	—	—	—	—
One- to four-family - bulk purchased	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Consumer - home equity	—	—	—	—	—	—
Consumer - other	—	—	—	—	—	—
	2	$93	$94	3	$167	$176

	For the Three Months Ended			For the Six Months Ended
	March 31, 2017			March 31, 2017
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family - originated	43	$5,360	$5,492	81	$9,288	$9,677
One- to four-family - correspondent	3	260	261	3	260	261
One- to four-family - bulk purchased	2	687	700	2	687	700
Commercial real estate	—	—	—	—	—	—
Consumer - home equity	6	111	115	14	317	327
Consumer - other	—	—	—	—	—	—
	54	$6,418	$6,568	100	$10,552	$10,965

The following table provides information on TDRs that became delinquent during the periods presented within 12 months after being restructured.

	For the Three Months Ended				For the Six Months Ended
	March 31, 2018		March 31, 2017		March 31, 2018		March 31, 2017
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
One- to four-family - originated	7	$434	11	$1,069	19	$1,254	22	$2,047
One- to four-family - correspondent	1	124	—	—	1	124	—	—
One- to four-family - bulk purchased	—	—	—	—	3	1,040	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Consumer - home equity	—	—	5	224	4	133	9	339
Consumer - other	—	—	—	—	—	—	—	—
	8	$558	16	$1,293	27	$2,551	31	$2,386

Impaired loans - The following information pertains to impaired loans, by class, as of the dates presented. All impaired loans were individually evaluated for loss and all losses were charged-off, resulting in no related ACL for these loans.

	March 31, 2018		September 30, 2017
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal
	Investment	Balance	Investment	Balance
	(Dollars in thousands)
One- to four-family - originated	$23,490	$24,167	$30,251	$30,953
One- to four-family - correspondent	3,421	3,519	3,800	3,771
One- to four-family - bulk purchased	6,150	7,116	7,403	8,606
Commercial real estate	—	—	—	—
Consumer - home equity	580	814	775	997
Consumer - other	—	27	—	24
	$33,641	$35,643	$42,229	$44,351

The following information pertains to impaired loans, by class, for the periods presented. During the fourth quarter of fiscal year 2017, management refined its methodology for classifying loans as impaired. The change resulting from this refinement was immaterial. Impaired loans include loans partially charged-off and TDRs.

	For the Three Months Ended				For the Six Months Ended
	March 31, 2018		March 31, 2017		March 31, 2018		March 31, 2017
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$25,398	$251	$23,825	$218	$26,896	$548	$23,139	$423
One- to four-family - correspondent	3,362	31	4,045	35	3,530	64	3,498	59
One- to four-family - bulk purchased	6,319	42	10,877	49	6,761	95	10,846	95
Commercial real estate	—	—	—	—	—	—	—	—
Consumer - home equity	606	9	1,080	33	637	19	1,030	63
Consumer - other	—	—	10	—	—	—	10	—
	35,685	333	39,837	335	37,824	726	38,523	640
With an allowance recorded
One- to four-family - originated	—	—	12,145	125	—	—	12,859	250
One- to four-family - correspondent	—	—	1,477	11	—	—	1,982	32
One- to four-family - bulk purchased	—	—	1,481	5	—	—	1,473	10
Commercial real estate	—	—	—	—	—	—	—	—
Consumer - home equity	—	—	505	14	—	—	553	29
Consumer - other	—	—	12	—	—	—	12	—
	—	—	15,620	155	—	—	16,879	321
Total
One- to four-family - originated	25,398	251	35,970	343	26,896	548	35,998	673
One- to four-family - correspondent	3,362	31	5,522	46	3,530	64	5,480	91
One- to four-family - bulk purchased	6,319	42	12,358	54	6,761	95	12,319	105
Commercial real estate	—	—	—	—	—	—	—	—
Consumer - home equity	606	9	1,585	47	637	19	1,583	92
Consumer - other	—	—	22	—	—	—	22	—
	$35,685	$333	$55,457	$490	$37,824	$726	$55,402	$961

Allowance for Credit Losses - The following is a summary of ACL activity, by loan portfolio segment, for the periods presented, and the ending balance of ACL based on the Company's impairment methodology.

	For the Three Months Ended March 31, 2018
	One- to Four-Family
		Correspondent	Bulk		Commercial
	Originated	Purchased	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning balance	$3,115	$1,902	$1,000	$6,017	$2,157	$196	$8,370
Charge-offs	(68)	(128)	—	(196)	—	(4)	(200)
Recoveries	17	—	196	213	—	7	220
Provision for credit losses	92	260	(196)	156	(119)	(37)	—
Ending balance	$3,156	$2,034	$1,000	$6,190	$2,038	$162	$8,390

	For the Six Months Ended March 31, 2018
	One- to Four-Family
		Correspondent	Bulk		Commercial
	Originated	Purchased	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning balance	$3,173	$1,922	$1,000	$6,095	$2,112	$191	$8,398
Charge-offs	(71)	(128)	—	(199)	—	(35)	(234)
Recoveries	17	—	196	213	—	13	226
Provision for credit losses	37	240	(196)	81	(74)	(7)	—
Ending balance	$3,156	$2,034	$1,000	$6,190	$2,038	$162	$8,390

	For the Three Months Ended March 31, 2017
	One- to Four-Family
		Correspondent	Bulk		Commercial
	Originated	Purchased	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning balance	$3,743	$2,064	$1,012	$6,819	$1,495	$207	$8,521
Charge-offs	(17)	—	(48)	(65)	—	(17)	(82)
Recoveries	—	—	—	—	—	8	8
Provision for credit losses	(375)	(124)	36	(463)	390	73	—
Ending balance	$3,351	$1,940	$1,000	$6,291	$1,885	$271	$8,447

	For the Six Months Ended March 31, 2017
	One- to Four-Family
		Correspondent	Bulk		Commercial
	Originated	Purchased	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning balance	$3,928	$2,102	$1,065	$7,095	$1,208	$237	$8,540
Charge-offs	(41)	—	(48)	(89)	—	(25)	(114)
Recoveries	—	—	—	—	—	21	21
Provision for credit losses	(536)	(162)	(17)	(715)	677	38	—
Ending balance	$3,351	$1,940	$1,000	$6,291	$1,885	$271	$8,447

The following is a summary of the loan portfolio and related ACL balances, at the dates presented, by loan portfolio segment disaggregated by the Company's impairment method. There was no ACL for loans individually evaluated for impairment at either date as all losses were charged-off.

	March 31, 2018
	One- to Four-Family
		Correspondent	Bulk		Commercial
	Originated	Purchased	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$3,909,978	$2,522,556	$322,978	$6,755,512	$298,175	$121,725	$7,175,412

Recorded investment in loans
individually evaluated for impairment	23,490	3,421	6,150	33,061	—	580	33,641
	$3,933,468	$2,525,977	$329,128	$6,788,573	$298,175	$122,305	$7,209,053

ACL for loans collectively
evaluated for impairment	$3,156	$2,034	$1,000	$6,190	$2,038	$162	$8,390

	September 30, 2017
	One- to Four-Family
		Correspondent	Bulk		Commercial
	Originated	Purchased	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$3,945,063	$2,476,063	$346,035	$6,767,161	$268,979	$125,100	$7,161,240

Recorded investment in loans
individually evaluated for impairment	30,251	3,800	7,404	41,455	—	774	42,229
	$3,975,314	$2,479,863	$353,439	$6,808,616	$268,979	$125,874	$7,203,469

ACL for loans collectively
evaluated for impairment	$3,173	$1,922	$1,000	$6,095	$2,112	$191	$8,398

5. INCOME TAXES
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act made significant changes to the U.S. corporate income tax laws, such as a permanent reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018, bonus depreciation that will allow full expensing of qualified property, and other changes to and/or limitations on certain corporate income tax deductions. As required by Section 15 of the Internal Revenue Code, the Company will have a blended statutory federal income tax rate of 24.5% for fiscal year 2018, which is based on the applicable income tax rates prior to and subsequent to January 1, 2018 and the number of days in the fiscal year. In accordance with GAAP, the Company applied the blended federal income tax rate to pretax income in the current quarter and revalued its deferred tax assets and liabilities as of December 22, 2017 to account for the future impact of a lower federal income tax rate. The revaluation of the Company's deferred tax assets and liabilities resulted in a $7.5 million reduction in income tax expense during the December 31, 2017 quarter and a corresponding reduction in the Company's net deferred tax liability.

Management estimates the effective income tax rate for fiscal year 2018 to be between 20% and 21% which is significantly lower than the effective tax rate of 34.2% for fiscal year 2017. The effective income tax rate is anticipated to be lower in the current fiscal year than the prior fiscal year due primarily to the revaluation of the Company's deferred tax assets and liabilities along with a lower blended statutory federal income tax rate. During the December 31, 2017 quarter, management reviewed the carrying value of the Bank's low income housing partnership investments in relation to the remaining tax benefits, considering the reduction in the corporate income tax rate, and determined there was no impairment present.

6. REPURCHASE AGREEMENTS
At March 31, 2018 and September 30, 2017, the Company had repurchase agreements outstanding in the amount of $100.0 million and $200.0 million, respectively, with a weighted average contractual rate of 2.53% and 2.94%, respectively. The $100.0 million outstanding at March 31, 2018 is scheduled to mature during fiscal year 2020. All of the Company's repurchase agreements at March 31, 2018 and September 30, 2017 were fixed-rate. See Note 3 for information regarding the amount of securities pledged as collateral in conjunction with repurchase agreements. Securities are delivered to the party with whom each transaction is executed and the party agrees to resell the same securities to the Bank at the maturity of the agreement. The Bank retains the right to substitute similar securities throughout the terms of the agreements. The repurchase agreements and collateral are subject to valuation at current market levels and the Bank may ask for the return of excess collateral or be required to post additional collateral due to changes in the market values of these items. The Bank may also be required to post additional collateral as a result of principal payments received on the securities pledged.

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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. The majority of the securities within the AFS portfolio were issued by GSEs. The Company primarily uses prices obtained from third party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third party pricing service when determining the fair value of its securities during the six months ended March 31, 2018 or during fiscal year 2017. The Company's major security types, based on the nature and risks of the securities, are:

•
GSE Debentures - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for similar securities. (Level 2)

•
MBS - Estimated fair values are based on a discounted cash flow method. Cash flows are determined based on prepayment projections of the underlying mortgages and are discounted using current market yields for benchmark securities. (Level 2)

•
Municipal Bonds - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for securities with similar credit profiles. (Level 2)

•
Trust Preferred Securities - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking prepayment and underlying credit considerations into account. The discount rates are derived from secondary trades and bid/offer prices. (Level 3)

Interest Rate Swaps - The Company's interest rate swaps are designated as cash flow hedges and are reported at fair value in other assets on the consolidated balance sheet if in a gain position, and in accounts payable and accrued expenses if in a loss position, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. The estimated fair value of the interest rates swaps are obtained from the counterparty and are determined using a discounted cash flow analysis using observable market-based inputs. On a quarterly basis, management corroborates the estimated fair values by internally calculating the estimated fair value using a discounted cash flow analysis using independent observable market-based inputs from a third party. The Company did not make any adjustments to the estimated fair value during the six months ended March 31, 2018 or during fiscal year 2017. (Level 2)

The following tables provide the level of valuation assumption used to determine the carrying value of the Company's financial instruments measured at fair value on a recurring basis at the dates presented.

	March 31, 2018
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
GSE debentures	$269,001	$—	$269,001	$—
MBS	288,640	—	288,640	—
Municipal bonds	1,505	—	1,505	—
	559,146	—	559,146	—
Interest Rate Swaps	5,907	—	5,907	—
	$565,053	$—	$565,053	$—

	September 30, 2017
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
GSE debentures	$270,729	$—	$270,729	$—
MBS	141,516	—	141,516	—
Municipal bonds	1,535	—	1,535	—
Trust preferred securities	2,051	—	—	2,051
	$415,831	$—	$413,780	$2,051

Liabilities:
Interest Rate Swaps	$598	$—	$598	$—

The Company sold its Level 3 AFS security during the six months ended March 31, 2018, received proceeds of $2.1 million, and recognized a gain on sale of $9 thousand, which is included in other non-interest income in the Company's consolidated statement of income. The Company's Level 3 AFS securities had no activity during the three and six months ended March 31, 2017, except for principal repayments of $43 thousand and $62 thousand, respectively, and decreases in net unrealized losses included in other comprehensive income of $45 thousand and $125 thousand, respectively.

The following is a description of valuation methodologies used for significant financial instruments measured at fair value on a non-recurring basis.

Loans Receivable - The amount of loans individually evaluated for impairment on a non-recurring basis during the six months ended March 31, 2018 and 2017 that were still held in the portfolio as of March 31, 2018 and 2017 was $4.6 million and $17.6 million, respectively. All of these loans were secured by residential real estate and were individually evaluated to determine if the carrying value of the loan was in excess of the fair value of the collateral, less estimated selling costs of 10%. Fair values were estimated through current appraisals. Management does not adjust or apply a discount to the appraised value, except for the estimated sales cost noted above. The primary significant unobservable input for loans individually evaluated for impairment was the appraisal. Fair values of loans individually evaluated for impairment cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan and, as such, are classified as Level 3. Based on this evaluation, the Bank charged-off all loss amounts as of March 31, 2018 and 2017; therefore, the fair value was equal to the carrying value and there was no ACL related to these loans.

OREO - OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower of cost or fair value. Fair value is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value or listing price, except for the estimated sales costs noted above. The primary significant unobservable input for OREO was the appraisal or listing price. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property and, as such, are classified as Level 3. The fair value of OREO measured on a non-recurring basis during the six months ended March 31, 2018 and 2017 that was still held in the portfolio as of March 31, 2018 and 2017 was $686 thousand and $2.6 million, respectively. The carrying value of the properties equaled the fair value of the properties at March 31, 2018 and 2017.

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

The carrying amounts and estimated fair values of the Company's financial instruments, at the dates presented, were as follows:

	March 31, 2018		September 30, 2017
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$140,580	$140,580	$351,659	$351,659
AFS securities	559,146	559,146	415,831	415,831
HTM securities	716,372	708,944	827,738	833,009
Loans receivable	7,200,663	7,175,527	7,195,071	7,354,100
FHLB stock	195,626	195,626	100,954	100,954
Interest rate swaps	5,907	5,907	—	—
Liabilities:
Deposits	5,354,193	5,329,699	5,309,868	5,318,249
FHLB borrowings	2,174,478	2,152,586	2,173,808	2,182,841
Repurchase agreements	100,000	99,590	200,000	202,004
Interest rate swaps	—	—	598	598

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

Deposits - The estimated fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date. The estimated fair value of these deposits at March 31, 2018 and September 30, 2017 was $2.51 billion and $2.40 billion, respectively. (Level 1) The fair value of certificates of deposit is estimated by discounting future cash flows using current London Interbank Offered Rates ("LIBOR"). The estimated fair value of certificates of deposit at March 31, 2018 and September 30, 2017 was $2.82 billion and $2.92 billion, respectively. (Level 2)

FHLB borrowings and repurchase agreements - The fair value of fixed-maturity borrowed funds is estimated by discounting estimated future cash flows using current offer rates. (Level 2) The carrying value of FHLB line of credit is considered to approximate its fair value due to the nature of the financial liability. (Level 1)
Interest rate swaps - The fair value of the interest rate swaps was determined using discounted cash flow analysis using observable market-based inputs. (Level 2)

8. OTHER COMPREHENSIVE INCOME
The following tables present the changes in the components of AOCI, net of tax, for the three and six months ended March 31, 2018. During the three and six months ended March 31, 2017, the only changes in AOCI, net of tax, were related to unrealized gains (losses) on AFS securities and there were no amounts reclassified from AOCI.

	For the Three Months Ended March 31, 2018
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(dollars in thousands)
Beginning balance	$2,124	$950	$3,074
Other comprehensive income (loss), before reclassifications	(1,898)	3,456	1,558
Amount reclassified from AOCI	—	(140)	(140)
Other comprehensive income (loss)	(1,898)	3,316	1,418
Reclassification of certain income tax effects related to adoption of ASU 2018-02	461	206	667
Ending balance	$687	$4,472	$5,159

	For the Six Months Ended March 31, 2018
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(dollars in thousands)
Beginning balance	$3,290	$(372)	$2,918
Other comprehensive income (loss), before reclassifications	(3,064)	5,052	1,988
Amount reclassified from AOCI	—	(414)	(414)
Other comprehensive income (loss)	(3,064)	4,638	1,574
Reclassification of certain income tax effects related to adoption of ASU 2018-02	461	206	667
Ending balance	$687	$4,472	$5,159

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

•	implementing business initiatives may be more difficult or expensive than anticipated;

•	significant litigation;

•	technological changes;

•	acquisitions and dispositions;

•	the requisite regulatory approvals and other conditions to complete the acquisition of Capital City Bancshares, Inc. ("CCB") might not be obtained and/or satisfied;

•
the expected cost savings, synergies and other benefits from the acquisition of CCB might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters might be greater than expected;

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

On April 30, 2018, the Company and CCB, the parent company of Capital City Bank, announced the signing of an Agreement and Plan of Merger ("Merger Agreement") pursuant to which CCB will merge with and into the Company. CCB is a commercial bank holding company with $434.1 million in total assets as of March 31, 2018 with locations in the Bank's local market areas of Topeka, Lawrence, and Overland Park, Kansas. With the acquisition of Capital City Bank (CCB's wholly owned subsidiary), the Bank will enter the commercial banking business, through the origination of commercial lending products and offering of commercial deposit services. Under the terms of the Merger Agreement, CCB's stockholders will receive 3.725 shares of the Company's common stock for each share of CCB's common stock which equates to an aggregate deal value of $37.5 million. Completion of the merger is subject to customary closing conditions, including receipt of required regulatory approvals. The transaction is expected to close by the end of October 2018.

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

Local economic conditions have a significant impact on the ability of borrowers to repay loans and the value of the collateral securing these loans. The industries in the Bank's local market areas, where the properties securing approximately 67% of the Bank's one- to four-family loans are located, are diversified, especially in the Kansas City metropolitan statistical area, which comprises the largest segment of our loan portfolio and deposit base. As of March 2018, the unemployment rate was 3.4% for Kansas and 3.6% for Missouri, compared to the national average of 4.1%, based on information from the Bureau of Labor Statistics. The Kansas City market area has an average household income of approximately $80 thousand per annum, based on 2017 estimates from Claritas Pop-Facts Premier. The average household income in our combined local market areas is approximately $76 thousand per annum, with 91% of the population at or above the poverty level, also based on the 2017 estimates from Claritas Pop-Facts Premier. The Federal Housing Finance Agency price index for Kansas and Missouri continues to indicate relative stability in property values in our local market areas. Management also monitors broad industry and economic indicators and trends in the states and/or metropolitan statistical areas with the highest concentrations of correspondent purchased loans.

The Tax Act enacted on December 22, 2017 made significant changes to the U.S. corporate income tax laws, such as a permanent reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018, and changes to and/or limitations on certain income tax deductions. The Company has a fiscal year end of September 30th, so the change in the income tax rate will result in the use of a blended federal income tax rate for fiscal year 2018. In accordance with GAAP, the Company applied the blended federal income tax rate to pretax income in the current year six month period and revalued its deferred tax assets and liabilities as of December 22, 2017 to account for the future impact of a lower income tax rate. The revaluation of the Company's deferred tax assets and liabilities reduced income tax expense in the current year six month period by $7.5 million. Management estimates the effective tax rate for the third and fourth quarter of fiscal year 2018 to be approximately the same as the current quarter effective income tax rate of 26.5%, resulting in an effective income tax rate of 20% to 21% for fiscal year 2018. Management estimates the effective income tax rate for fiscal year 2019 will be approximately 22%.

The Bank continued to utilize a leverage strategy to increase earnings in fiscal year 2018. The leverage strategy during the current quarter involved borrowing up to $2.10 billion either on the Bank's FHLB line of credit or by entering into short-term FHLB advances, depending on the rates offered by FHLB. The borrowings were repaid prior to quarter end for regulatory purposes. The proceeds from the borrowings, net of the required FHLB stock holdings, which yielded 6.7% during the current quarter and 6.6% during the current year six month period, were deposited at the FRB of Kansas City. Net income attributable to the leverage strategy is largely derived from the dividends received on FHLB stock holdings, plus the net interest rate spread between the yield on the cash at the FRB of Kansas City and the rate paid on the related FHLB borrowings, less applicable federal insurance premiums and estimated taxes. Net income attributable to the leverage strategy was $713 thousand during the current quarter, compared to $828 thousand during the prior year quarter. The decrease was due to a decrease in the net interest rate spread between the yield on the cash at the FRB of Kansas City and the rate paid on the related FHLB borrowings. Net income attributable to the leverage strategy was $1.5 million for both the current year six month period and the prior year six month period. Management continues to monitor the net interest rate spread and overall profitability of the strategy. The net interest rate spread from the leverage strategy is currently negative and, based on current interest rates, it is anticipated that the net interest rate spread will continue to be negative for some time. If the negative net interest rate spread worsens, management will likely suspend the strategy until it is in a position that generates income.

For the quarter ended March 31, 2018, the Company recognized net income of $23.3 million, or $0.17 per share, compared to net income of $21.6 million, or $0.16 per share for the quarter ended March 31, 2017. The $1.7 million increase in net income was due primarily to a decrease in income tax expense resulting from the Tax Act being signed into law in December 2017.

For the six month period ended March 31, 2018, the Company recognized net income of $55.2 million, or $0.41 per share, an increase of $13.0 million, or 30.8%, from the six month period ended March 31, 2017. The increase in net income was due primarily to a decrease in income tax expense resulting from the Tax Act being signed into law in December 2017. The net interest margin increased eight basis points, from 1.77% for the prior year six month period to 1.85% for the current year six month period. Excluding the effects of the leverage strategy, the net interest margin would have increased 11 basis points, from 2.11% for the prior year six month period to 2.22% for the current year six month period. The increase in the net interest margin was due mainly to an increase in interest-earning asset yields, as well as a shift in the mix of interest-earning assets from relatively lower yielding securities to higher yielding loans and a net decrease in the cost of liabilities not related to the leverage strategy.

Total assets were $9.12 billion at March 31, 2018 compared to $9.19 billion at September 30, 2017. The $76.5 million decrease was due primarily to a $211.1 million decrease in cash and cash equivalents, partially offset by an increase in FHLB stock. At March 31, 2018, the Bank was not required by the FHLB to redeem the FHLB stock associated with the leverage strategy. At September 30, 2017, this stock was redeemed.

The loan receivable portfolio was $7.20 billion at March 31, 2018 and at September 30, 2017. During the current year six month period, the Bank originated and refinanced $261.0 million of loans with a weighted average rate of 3.89% and purchased $210.9 million of one- to four-family loans from correspondent lenders with a weighted average rate of 3.60%. The Bank also entered into participations totaling $107.6 million of commercial real estate loans with a weighted average rate of 4.15%, of which $97.8 million had not yet been funded as of March 31, 2018.

The Bank is continuing to manage the size of its loan portfolio as it manages its liquidity levels to a target level of 15%.  The size of the loan portfolio has been managed by controlling correspondent loan volume primarily through the rates offered to correspondent lenders.  Given the balance of total assets, it is unlikely that loan growth will substantially increase in the current environment. Generally, over the past few years, cash flows from the securities portfolio have been used primarily to purchase loans and in part to pay down FHLB advances. By moving cash from lower yielding assets to higher yielding assets and repaying higher cost liabilities, we have been able to maintain our net interest margin.  In addition to the repayment of securities, the Bank has emphasized growth in the deposit portfolio in part to pay down FHLB advances. The ratio of securities and cash to total assets was 15.5% at March 31, 2018.

Total liabilities were $7.75 billion at March 31, 2018 compared to $7.82 billion at September 30, 2017. The $72.9 million decrease was due mainly to a decrease in repurchase agreements, partially offset by an increase in deposits. Repurchase agreements decreased due to the maturity of a $100.0 million repurchase agreement during the current year six month period. Deposits increased $44.3 million, to $5.35 billion at March 31, 2018, due mainly to an increase in checking accounts.

Stockholders' equity was $1.36 billion at March 31, 2018 compared to $1.37 billion at September 30, 2017. The $3.6 million decrease was due primarily to the payment of $61.8 million in cash dividends, partially offset by net income of $55.2 million. In the long run, management considers a 10% ratio of stockholders' equity to total assets at the Bank an appropriate level of capital. At March 31, 2018, this ratio was 13.3%.

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

Financial Condition
The following table presents selected balance sheet information as of the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
	2018	2017	2017	2017	2017
	(Dollars in thousands)
Total assets	$9,116,461	$8,990,159	$9,192,916	$9,103,280	$9,246,390
Cash and cash equivalents	140,580	29,120	351,659	130,249	240,587
AFS securities	559,146	501,884	415,831	452,894	465,083
HTM securities	716,372	770,806	827,738	891,037	954,110
Loans receivable, net	7,200,663	7,189,744	7,195,071	7,240,594	7,193,721
FHLB stock, at cost	195,626	195,470	100,954	101,039	105,475
Deposits	5,354,193	5,266,217	5,309,868	5,267,685	5,269,234
FHLB borrowings	2,174,478	2,174,146	2,173,808	2,173,472	2,273,113
Repurchase agreements	100,000	100,000	200,000	200,000	200,000
Stockholders' equity	1,364,740	1,350,611	1,368,313	1,358,986	1,382,289
Equity to total assets at end of period	15.0%	15.0%	14.9%	14.9%	14.9%

Loans Receivable. The following table presents the balance and weighted average rate of our loan portfolio as of the dates indicated. Within the one- to four-family loan portfolio at March 31, 2018, 60% of this amount had a balance at origination of less than $453 thousand.

	March 31, 2018		September 30, 2017
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Real estate loans:
One- to four-family:
Originated	$3,919,353	3.69%	$3,959,232	3.70%
Correspondent purchased	2,490,776	3.54	2,445,311	3.53
Bulk purchased	327,611	2.33	351,705	2.29
Construction	28,195	3.49	30,647	3.45
Total	6,765,935	3.57	6,786,895	3.56
Commercial:
Permanent	273,507	4.10	183,030	4.24
Construction	25,995	4.59	86,952	3.80
Total	299,502	4.14	269,982	4.10
Total real estate loans	7,065,437	3.59	7,056,877	3.58

Consumer loans:
Home equity	117,971	5.57	122,066	5.40
Other	4,334	4.03	3,808	4.05
Total consumer loans	122,305	5.52	125,874	5.36
Total loans receivable	7,187,742	3.63	7,182,751	3.61

Less:
ACL	8,390		8,398
Discounts/unearned loan fees	24,996		24,962
Premiums/deferred costs	(46,307)		(45,680)
Total loans receivable, net	$7,200,663		$7,195,071

Loan Activity - The following table summarizes activity in the loan portfolio, along with weighted average rates where applicable, for the periods indicated, excluding changes in ACL, discounts/unearned loan fees, and premiums/deferred costs. Loans that were paid-off as a result of refinances and loans that are sold are included in repayments. Loan endorsements are not included in the activity in the following table because a new loan is not generated at the time of the endorsement. The endorsed balance and rate are included in the ending loan portfolio balance and rate. During the six months ended March 31, 2018, the Bank endorsed $12.8 million of one- to four-family loans, reducing the average rate on those loans by 33 basis points. The amount of originations and refinances was lower in the current quarter than in prior quarters due to seasonality and a reduction in refinance opportunities.

	For the Three Months Ended
	March 31, 2018		December 31, 2017		September 30, 2017		June 30, 2017
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$7,177,504	3.62%	$7,182,751	3.61%	$7,228,425	3.60%	$7,182,346	3.59%
Originated and refinanced:
Fixed	77,825	3.80	109,102	3.70	102,687	3.82	116,422	3.94
Adjustable	36,612	4.28	37,502	4.26	44,900	4.10	59,372	3.87
Purchased and participations:
Fixed	120,155	3.85	85,565	3.73	76,906	3.92	135,041	3.97
Adjustable	48,062	3.61	64,689	3.87	17,046	3.33	17,930	3.24
Change in undisbursed loan funds	(25,002)		(17,706)		21,823		13,648
Repayments	(246,894)		(283,880)		(307,909)		(295,988)
Principal recoveries (charge-offs), net	20		(28)		(88)		39
Other	(540)		(491)		(1,039)		(385)
Ending balance	$7,187,742	3.63	$7,177,504	3.62	$7,182,751	3.61	$7,228,425	3.60

	For the Six Months Ended
	March 31, 2018		March 31, 2017
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$7,182,751	3.61%	$6,949,522	3.60%
Originations and refinances:
Fixed	186,927	3.74	292,114	3.42
Adjustable	74,114	4.27	82,983	3.66
Purchases and participations:
Fixed	205,720	3.80	331,526	3.59
Adjustable	112,751	3.76	52,420	2.86
Change in undisbursed loan funds	(42,708)		41,558
Repayments	(530,774)		(565,911)
Principal charge-offs, net	(8)		(93)
Other	(1,031)		(1,773)
Ending balance	$7,187,742	3.63	$7,182,346	3.59

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

	For the Three Months Ended
	March 31, 2018			March 31, 2017
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family:
<= 15 years	$43,072	3.29%	15.2%	$52,528	3.04%	16.3%
> 15 years	120,818	3.92	42.7	206,210	3.83	63.8
Commercial real estate	33,257	4.14	11.8	—	—	—
Home equity	669	6.03	0.2	607	5.58	0.2
Other	164	7.58	0.1	67	11.02	—
Total fixed-rate	197,980	3.83	70.0	259,412	3.68	80.3

Adjustable-rate:
One- to four-family:
<= 36 months	1,776	2.87	0.6	1,330	2.89	0.4
> 36 months	42,646	3.23	15.1	45,908	3.02	14.2
Commercial real estate	23,893	4.10	8.5	—	—	—
Home equity	15,793	5.53	5.6	15,347	4.85	4.8
Other	566	3.52	0.2	990	3.41	0.3
Total adjustable-rate	84,674	3.90	30.0	63,575	3.46	19.7

Total originated, refinanced and purchased	$282,654	3.85	100.0%	$322,987	3.63	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$86,938	3.74		$143,852	3.69
Participations - commercial real estate	33,217	4.13		—	—
Total fixed-rate purchased/participations	120,155	3.85		143,852	3.69

Adjustable-rate:
Correspondent - one- to four-family	24,169	3.12		27,158	2.98
Participations - commercial real estate	23,893	4.10		—	—
Total adjustable-rate purchased/participations	48,062	3.61		27,158	2.98
Total purchased/participation loans	$168,217	3.78		$171,010	3.58

	For the Six Months Ended
	March 31, 2018			March 31, 2017
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family:
<= 15 years	$79,987	3.23%	13.8%	$136,875	2.88%	18.0%
> 15 years	272,725	3.86	47.1	452,940	3.66	59.7
Commercial real estate	38,049	4.13	6.6	32,291	3.96	4.3
Home equity	1,619	5.98	0.3	1,340	5.86	0.2
Other	267	8.27	—	194	10.29	—
Total fixed-rate	392,647	3.77	67.8	623,640	3.51	82.2

Adjustable-rate:
One- to four-family:
<= 36 months	2,543	2.84	0.4	2,757	2.65	0.4
> 36 months	78,616	3.19	13.5	97,939	2.88	12.9
Commercial real estate	69,543	4.16	12.0	—	—	—
Home equity	34,619	5.41	6.0	33,280	4.81	4.3
Other	1,544	3.69	0.3	1,427	3.37	0.2
Total adjustable-rate	186,865	3.96	32.2	135,403	3.35	17.8

Total originated, refinanced and purchased	$579,512	3.83	100.0%	$759,043	3.48	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$167,711	3.72		$299,235	3.55
Participations - commercial real estate	38,009	4.13		32,291	3.96
Total fixed-rate purchased/participations	205,720	3.80		331,526	3.59

Adjustable-rate:
Correspondent - one- to four-family	43,208	3.11		52,420	2.86
Participations - commercial real estate	69,543	4.16		—	—
Total adjustable-rate purchased/participations	112,751	3.76		52,420	2.86
Total purchased/participation loans	$318,471	3.79		$383,946	3.49

One- to Four-Family Loans - The following table presents, for our portfolio of one- to four-family loans, the amount, percent of total, weighted average credit score, weighted average LTV ratio, and average balance per loan as of the dates presented. Credit scores are updated at least semiannually, with the latest update in March 2018, from a nationally recognized consumer rating agency. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

	March 31, 2018					September 30, 2017
		% of	Credit		Average		% of	Credit		Average
	Amount	Total	Score	LTV	Balance	Amount	Total	Score	LTV	Balance
	(Dollars in thousands)
Originated	$3,919,353	58.2%	768	62%	$136	$3,959,232	58.6%	767	63%	$135
Correspondent purchased	2,490,776	37.0	764	67	377	2,445,311	36.2	764	68	375
Bulk purchased	327,611	4.8	759	62	305	351,705	5.2	757	63	305
	$6,737,740	100.0%	766	64	185	$6,756,248	100.0%	765	65	182

The following table presents originated, refinanced, and correspondent purchased activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average LTVs and weighted average credit scores for the periods indicated. Of the loans originated during the current quarter and current year six month period, $18.1 million and $38.4 million, respectively, were refinanced from another lender. Of the loans originated and refinanced during the current year six month period, 77% had loan values of $453 thousand or less. Of the correspondent loans purchased during the current year six month period, 19% had loan values of $453 thousand or less.

	For the Three Months Ended
	March 31, 2018			March 31, 2017
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$80,216	76%	760	$110,935	77%	770
Refinanced by Bank customers	16,989	70	751	24,031	65	759
Correspondent purchased	111,107	72	764	171,010	74	765
	$208,312	74	761	$305,976	74	766

	For the Six Months Ended
	March 31, 2018			March 31, 2017
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$181,636	77%	762	$255,672	76%	770
Refinanced by Bank customers	41,316	67	753	83,184	66	765
Correspondent purchased	210,919	74	765	351,655	73	766
	$433,871	74	763	$690,511	73	768

The following table presents the amount, percent of total, and weighted average rate, by state, of one- to four-family loan originations and correspondent purchases where originations and purchases in the state exceeded five percent of the total amount originated and purchased during the six month period ended March 31, 2018.

	For the Three Months Ended			For the Six Months Ended
	March 31, 2018			March 31, 2018
State	Amount	% of Total	Rate	Amount	% of Total	Rate
	(Dollars in thousands)
Kansas	$87,617	42.1%	3.68%	$199,415	46.0%	3.64%
Texas	47,192	22.7	3.61	88,152	20.3	3.58
Missouri	40,512	19.4	3.67	79,773	18.4	3.64
Other states	32,991	15.8	3.52	66,531	15.3	3.58
	$208,312	100.0%	3.64	$433,871	100.0%	3.62

One- to Four-Family Loan Commitments - The following table summarizes our one- to four-family loan origination and refinance commitments and one- to four-family correspondent loan purchase commitments as of March 31, 2018, along with associated weighted average rates. Loan commitments generally have fixed expiration dates or other termination clauses and may require the payment of a rate lock fee. It is expected that some of the loan commitments will expire unfunded, so the amounts reflected in the table below are not necessarily indicative of future cash needs.

	Fixed-Rate
	15 years	More than	Adjustable-	Total
	or less	15 years	Rate	Amount	Rate
	(Dollars in thousands)
Originate/refinance	$12,143	$34,432	$14,602	$61,177	3.89%
Correspondent	9,566	76,991	15,205	101,762	4.00
	$21,709	$111,423	$29,807	$162,939	3.96

Rate	3.55%	4.15%	3.56%

Commercial Real Estate Loans - Commercial real estate loans are originated or participated in based on the income producing potential of the property, the collateral value, and the financial strength of the borrower. Additionally, the Bank generally requires personal guarantees. The Bank generally requires a minimum debt service coverage ratio of 1.25 and limits LTV ratios to 80% for commercial real estate loans depending on the property type. During the current year six month period, the Bank entered into commercial real estate loan participations of $107.6 million, which included $102.6 million of commercial real estate construction loans. Substantially all of the $102.6 million of commercial real estate construction loans had not yet been funded as of March 31, 2018. The Bank intends to continue to grow its commercial real estate loan portfolio through participations with correspondent lenders and other select lead banks.

The following table presents the Bank's commercial real estate loans and loan commitments by industry classification, as defined by the North American Industry Classification System, as of March 31, 2018. Based on the terms of the construction loans as of March 31, 2018, of the $162.4 million of undisbursed amounts in the table, approximately $26.4 million is projected to be disbursed by June 30, 2018, and an additional $102.0 million is projected to be disbursed by March 31, 2019. It is possible that not all of the funds will be disbursed due to the nature of the funding of construction projects. Included in the table are fixed-rate loans totaling $315.7 million at a weighted average rate of 4.09% and adjustable-rate loans totaling $152.6 million at a weighted average rate of 4.61%. The weighted average rate of fixed-rate loans is lower than that of adjustable-rate loans due primarily to the majority of the fixed-rate loans in the portfolio at March 31, 2018 having shorter terms to maturity. The credit risk for most of the Bank's commercial real estate borrowing relationships is mitigated due to the amount of equity injected into the projects, strong debt service coverage ratios, and liquidity, personal cash flow and net worth of the guarantors. Several of these borrowing relationships have a preference for fixed-rate loans and the market interest rates are typically lower for these types of borrowers.

	Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Principal	Amount	Amount	Commitments	Total	Total
	(Dollars in thousands)
Accommodation and food services	$141,707	$39,012	$180,719	$—	$180,719	38.6%
Health care and social assistance	60,936	72,261	133,197	—	133,197	28.4
Real estate rental and leasing	29,387	29,009	58,396	490	58,886	12.6
Arts, entertainment, and recreation	33,116	—	33,116	—	33,116	7.1
Multi-family	10,012	20,950	30,962	—	30,962	6.6
Retail trade	17,851	1,159	19,010	5,900	24,910	5.3
Manufacturing	6,377	—	6,377	—	6,377	1.4
Other	116	—	116	—	116	—
	$299,502	$162,391	$461,893	$6,390	$468,283	100.0%

Weighted average rate	4.14%	4.45%	4.25%	5.05%	4.26%

The following table summarizes the Bank's commercial real estate loans and loan commitments by state as of March 31, 2018.

	Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Principal	Amount	Amount	Commitments	Total	Total
	(Dollars in thousands)
Texas	$117,200	$55,865	$173,065	$5,900	$178,965	38.2%
Missouri	85,037	84,076	169,113	490	169,603	36.2
Kansas	73,735	—	73,735	—	73,735	15.7
Nebraska	—	20,950	20,950	—	20,950	4.5
Colorado	7,869	—	7,869	—	7,869	1.7
Arkansas	7,861	—	7,861	—	7,861	1.7
California	6,377	—	6,377	—	6,377	1.4
Montana	1,423	1,500	2,923	—	2,923	0.6
	$299,502	$162,391	$461,893	$6,390	$468,283	100.0%

The following table presents the Bank's commercial real estate loan portfolio and outstanding loan commitments, categorized by gross loan amount (unpaid principal plus undisbursed amounts) or outstanding loan commitment amount, as of March 31, 2018.

	Count	Amount
	(Dollars in thousands)
Greater than $30 million	4	$156,352
>$15 to $30 million	8	187,584
>$10 to $15 million	3	37,263
>$5 to $10 million	3	20,138
$1 to $5 million	21	59,475
Less than $1 million	18	7,471
	57	$468,283

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

Delinquent and non-performing loans and OREO - The following table presents the Company's 30 to 89 day delinquent loans at the dates indicated. Of the loans 30 to 89 days delinquent at March 31, 2018, approximately 67% were 59 days or less delinquent.

	Loans Delinquent for 30 to 89 Days at:
	March 31,		December 31,		September 30,		June 30,		March 31,
	2018		2017		2017		2017		2017
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	106	$8,476	129	$11,435	129	$13,257	120	$10,455	122	$10,886
Correspondent purchased	5	744	4	1,118	8	1,827	5	1,278	4	739
Bulk purchased	17	4,182	21	4,691	22	3,194	15	2,511	19	3,527
Consumer:
Home equity	21	349	32	604	30	467	30	412	36	761
Other	3	7	6	33	5	33	5	14	7	34
	152	$13,758	192	$17,881	194	$18,778	175	$14,670	188	$15,947

Loans 30 to 89 days delinquent
to total loans receivable, net		0.19%		0.25%		0.26%		0.20%		0.22%
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

	Non-Performing Loans and OREO at:
	March 31,		December 31,		September 30,		June 30,		March 31,
	2018		2017		2017		2017		2017
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	67	$6,434	67	$5,981	67	$5,515	50	$4,264	65	$5,348
Correspondent purchased	4	1,151	2	553	1	91	—	—	3	901
Bulk purchased	12	3,325	14	3,693	13	3,371	18	4,805	24	7,097
Consumer:
Home equity	24	423	25	511	21	406	27	484	22	423
Other	4	5	1	3	1	4	2	10	3	7
	111	11,338	109	10,741	103	9,387	97	9,563	117	13,776

Loans 90 or more days delinquent or in foreclosure
as a percentage of total loans		0.16%		0.15%		0.13%		0.13%		0.19%

Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	27	$2,961	32	$3,385	50	$4,567	89	$9,493	92	$10,675
Correspondent purchased	—	—	3	768	8	1,690	9	1,589	4	583
Bulk purchased	1	342	2	442	4	846	3	1,023	3	809
Consumer:
Home equity	3	55	5	86	7	113	12	251	14	346
	31	3,358	42	4,681	69	7,216	113	12,356	113	12,413
Total non-performing loans	142	14,696	151	15,422	172	16,603	210	21,919	230	26,189

Non-performing loans as a percentage of total loans		0.20%		0.21%		0.23%		0.30%		0.36%

OREO:
One- to four-family:
Originated(2)	2	$232	2	$40	4	$58	9	$200	9	$831
Bulk purchased	1	454	2	768	5	1,279	5	1,671	6	1,830
Consumer:
Home equity	—	—	1	67	1	67	1	82	—	—
	3	686	5	875	10	1,404	15	1,953	15	2,661
Total non-performing assets	145	$15,382	156	$16,297	182	$18,007	225	$23,872	245	$28,850

Non-performing assets as a percentage of total assets		0.17%		0.18%		0.20%		0.26%		0.31%

(1)
Represents loans required to be reported as nonaccrual pursuant to regulatory reporting requirements even if the loans are current. At March 31, 2018, December 31, 2017, September 30, 2017, June 30, 2017, and March 31, 2017, this amount was comprised of $935 thousand, $1.8 million, $1.8 million, $2.7 million, and $2.0 million, respectively, of loans that were 30 to 89 days delinquent and were reported as such, and $2.4 million, $2.9 million, $5.4 million, $9.7 million, and $10.4 million, respectively, of loans that were current.

(2)	Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

The following table presents the states where the properties securing one percent or more of the total amount of our one- to four-family loans are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at March 31, 2018. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. At March 31, 2018, potential losses, after taking into consideration anticipated private mortgage insurance proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,624,159	53.8%	$7,648	57.1%	$5,455	50.0%	67%
Missouri	1,236,328	18.3	2,013	15.0	1,887	17.3	61
Texas	721,186	10.7	854	6.4	753	6.9	63
Tennessee	227,971	3.4	—	—	—	—	n/a
California	209,525	3.1	—	—	—	—	n/a
Pennsylvania	107,273	1.6	—	—	—	—	n/a
Alabama	93,617	1.4	—	—	—	—	n/a
Georgia	91,185	1.3	—	—	400	3.7	51
Oklahoma	64,738	1.0	—	—	—	—	n/a
Other states	361,758	5.4	2,887	21.5	2,415	22.1	69
	$6,737,740	100.0%	$13,402	100.0%	$10,910	100.0%	66

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

The Bank did not record a provision for credit losses during the current quarter or the six month period ended March 31, 2018. Based on management's assessment of the ACL formula analysis model and several other factors, management determined that no provision for credit losses was necessary. Net recoveries were $20 thousand during the current quarter and net charge-offs were $8 thousand during the current year six month period. At March 31, 2018, loans 30 to 89 days delinquent were 0.19% of total loans and loans 90 or more days delinquent or in foreclosure were 0.16% of total loans. At September 30, 2017, loans 30 to 89 days delinquent were 0.26% of total loans and loans 90 or more days delinquent or in foreclosure were 0.13% of total loans.

The distribution of our ACL at the dates indicated is summarized below. Included in bulk purchased loans are $207.9 million of loans, or 63% of the total bulk purchased loan portfolio, at March 31, 2018, for which the seller of the loans has guaranteed to repurchase or replace any delinquent loans. The Bank has not experienced any losses on loans acquired from this seller as all delinquent loans have been repurchased by this seller since the loan package was purchased in fiscal year 2012. For the $119.7 million of bulk purchased loans at March 31, 2018 that do not have the above noted guarantee, the Bank has continued to experience a reduction in loan losses due to an improvement in collateral values. A large portion of these loans were originally interest-only loans with interest-only terms up to 10 years. All of the bulk purchased interest-only loans are now fully amortizing loans. Our correspondent purchased loans are purchased on a loan-by-loan basis from a select group of correspondent lenders and are underwritten by the Bank's underwriters based on underwriting standards that are generally the same as for our originated loans.

	At
	March 31, 2018				September 30, 2017
		% of ACL		% of		% of ACL		% of
	Amount	to Total	Total	Loans to	Amount	to Total	Total	Loans to
	of ACL	ACL	Loans	Total Loans	of ACL	ACL	Loans	Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family:
Originated	$3,134	37.4%	$3,919,353	54.5%	$3,149	37.5%	$3,959,232	55.1%
Correspondent purchased	2,034	24.2	2,490,776	34.6	1,922	22.9	2,445,311	34.0
Bulk purchased	1,000	11.9	327,611	4.6	1,000	11.9	351,705	4.9
Construction	22	0.3	28,195	0.4	24	0.3	30,647	0.4
Total	6,190	73.8	6,765,935	94.1	6,095	72.6	6,786,895	94.4
Commercial:
Permanent	1,778	21.2	273,507	3.8	1,242	14.8	183,030	2.6
Construction	260	3.1	25,995	0.4	870	10.3	86,952	1.2
Total	2,038	24.3	299,502	4.2	2,112	25.1	269,982	3.8
Total real estate loans	8,228	98.1	7,065,437	98.3	8,207	97.7	7,056,877	98.2
Consumer loans:
Home equity	133	1.6	117,971	1.6	159	1.9	122,066	1.7
Other consumer	29	0.3	4,334	0.1	32	0.4	3,808	0.1
Total consumer loans	162	1.9	122,305	1.7	191	2.3	125,874	1.8
	$8,390	100.0%	$7,187,742	100.0%	$8,398	100.0%	$7,182,751	100.0%

The following tables present ACL activity and related ratios at the dates and for the periods indicated. See "Note 4 - Loans Receivable and Allowance for Credit Losses" for additional information related to ACL activity by specific loan categories. Using the Bank's annualized net historical loan losses from the Bank's formula analysis model over the past five years, the Bank would have approximately 22 years of net loan loss coverage based on the ACL balance at March 31, 2018.

	For the Three Months Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(Dollars in thousands)
ACL beginning balance	$8,370	$8,398	$8,486	$8,447	$8,521
Charge-offs	(200)	(34)	(193)	(41)	(82)
Recoveries	220	6	105	80	8
Provision for credit losses	—	—	—	—	—
ACL ending balance	$8,390	$8,370	$8,398	$8,486	$8,447

ACL to loans receivable, net at end of period	0.12%	0.12%	0.12%	0.12%	0.12%
ACL to non-performing loans at end of period	57.09	54.27	50.58	38.72	32.25
Ratio of net charge-offs (recoveries) during the
period to average loans outstanding	—	—	—	—	—
Ratio of net charge-offs (recoveries) during the
period to average non-performing assets	(0.13)	0.16	0.43	(0.15)	0.24
ACL to net charge-offs (annualized)	N/M(1)	76.4x	23.6x	N/M(1)	28.6x

	For the Six Months Ended
	March 31, 2018	March 31, 2017
	(Dollars in thousands)
ACL beginning balance	$8,398	$8,540
Charge-offs	(234)	(114)
Recoveries	226	21
Provision for credit losses	—	—
ACL ending balance	$8,390	$8,447

Ratio of net charge-offs during the period to
average loans outstanding during the period	—%	—%
Ratio of net charge-offs during the period to
average non-performing assets during the period	0.04	0.30
ACL to net charge-offs (annualized)	560.5x	45.5x

(1)	This ratio is not presented for the time periods noted due to loan recoveries exceeding loan charge-offs during these periods.

Securities. The following table presents the distribution of our securities portfolio, at amortized cost, at the dates indicated. Overall, fixed-rate securities comprised 74% of our securities portfolio at March 31, 2018. The weighted average life ("WAL") is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	March 31, 2018			December 31, 2017			September 30, 2017
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Fixed-rate securities:
MBS	$643,816	2.23%	3.0	$611,466	2.15%	2.9	$632,422	2.14%	2.9
GSE debentures	271,354	1.62	1.4	296,327	1.39	1.1	271,300	1.29	1.3
Municipal bonds	24,131	1.57	2.0	26,561	1.51	1.9	28,337	1.65	2.0
Total fixed-rate securities	939,301	2.03	2.5	934,354	1.89	2.3	932,059	1.88	2.4

Adjustable-rate securities:
MBS	335,310	2.70	5.3	334,921	2.59	5.1	304,153	2.55	4.6
Trust preferred securities	—	—	—	—	—	—	2,067	2.58	19.7
Total adjustable-rate securities	335,310	2.70	5.3	334,921	2.59	5.1	306,220	2.55	4.7
Total securities portfolio	$1,274,611	2.21	3.3	$1,269,275	2.07	3.0	$1,238,279	2.05	3.0

The following table presents the carrying value of MBS in our portfolio by issuer at the dates presented.

	March 31, 2018	December 31, 2017	September 30, 2017
	(Dollars in thousands)
Federal National Mortgage Association ("FNMA")	$642,873	$584,298	$575,142
Federal Home Loan Mortgage Corporation ("FHLMC")	285,825	309,223	306,196
Government National Mortgage Association	53,707	57,717	61,109
	$982,405	$951,238	$942,447

Mortgage-Backed Securities - The balance of MBS, which primarily consists of securities of U.S. GSEs, increased $40.0 million, from $942.4 million at September 30, 2017, to $982.4 million at March 31, 2018. The following table summarizes the activity in our portfolio of MBS for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented. The beginning and ending WAL is the estimated remaining principal repayment term (in years) after three-month historical prepayment speeds have been applied.

	For the Three Months Ended
	March 31, 2018			December 31, 2017			September 30, 2017			June 30, 2017
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$951,238	2.31%	3.7	$942,447	2.28%	3.5	$1,017,145	2.26%	3.6	$1,090,870	2.25%	3.9
Maturities and repayments	(63,520)			(66,116)			(72,966)			(71,763)
Net amortization of (premiums)/discounts	(788)			(854)			(937)			(992)
Purchases:
Fixed	77,437	2.92	4.1	25,908	2.46	5.5	—	—	—	—	—	—
Adjustable	19,610	2.68	4.3	50,874	2.35	4.7	—	—	—	—	—	—
Change in valuation on AFS securities	(1,572)			(1,021)			(795)			(970)
Ending balance - carrying value	$982,405	2.39	3.8	$951,238	2.31	3.7	$942,447	2.28	3.5	$1,017,145	2.26	3.6

	For the Six Months Ended
	March 31, 2018			March 31, 2017
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$942,447	2.28%	3.5	$1,246,078	2.19%	3.5
Maturities and repayments	(129,636)			(162,365)
Net amortization of (premiums)/discounts	(1,642)			(2,305)
Purchases:
Fixed	103,345	2.80	4.5	10,890	1.99	3.8
Adjustable	70,484	2.44	4.6	—	—	—
Change in valuation on AFS securities	(2,593)			(1,428)
Ending balance - carrying value	$982,405	2.39	3.8	$1,090,870	2.25	3.9

Investment Securities - Investment securities, which consist of U.S. GSE debentures (primarily issued by FNMA, FHLMC, or Federal Home Loan Banks) and municipal investments, decreased $8.0 million, from $301.1 million at September 30, 2017, to $293.1 million at March 31, 2018. The following table summarizes the activity of investment securities for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented. The beginning and ending WALs represent the estimated remaining principal repayment terms (in years) of the securities after projected call dates have been considered, based upon market rates at each date presented.

	For the Three Months Ended
	March 31, 2018			December 31, 2017			September 30, 2017			June 30, 2017
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$321,452	1.40%	1.2	$301,122	1.33%	1.5	$326,786	1.29%	1.6	$328,323	1.29%	1.9
Maturities, calls and sales	(52,360)			(3,768)			(25,818)			(1,538)
Net amortization of (premiums)/discounts	(43)			(48)			(55)			(57)
Purchases:
Fixed	25,000	2.81	1.0	25,000	2.45	1.0	—	—	—	—	—	—
Change in valuation on AFS securities	(936)			(854)			209			58
Ending balance - carrying value	$293,113	1.61	1.5	$321,452	1.40	1.2	$301,122	1.33	1.5	$326,786	1.29	1.6

	For the Six Months Ended
	March 31, 2018			March 31, 2017
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$301,122	1.33%	1.5	$382,097	1.20%	1.2
Maturities, calls and sales	(56,128)			(78,882)
Net amortization of (premiums)/discounts	(91)			(133)
Purchases:
Fixed	50,000	2.63	1.0	26,535	1.68	4.0
Change in valuation on AFS securities	(1,790)			(1,294)
Ending balance - carrying value	$293,113	1.61	1.5	$328,323	1.29	1.9

Liabilities. Total liabilities were $7.75 billion at March 31, 2018 compared to $7.82 billion at September 30, 2017. The decrease was due mainly to a decrease in repurchase agreements, partially offset by an increase in deposits. Repurchase agreements decreased due to the maturity of a $100.0 million repurchase agreement during the current year six month period. Deposits increased $44.3 million, to $5.35 billion at March 31, 2018, due mainly to an increase in checking accounts.

Deposits - Deposits were $5.35 billion at March 31, 2018 compared to $5.31 billion at September 30, 2017. We continue to be competitive on deposit rates and, in some cases, our offer rates for longer-term certificates of deposit have been higher than peers. Offering competitive rates on longer-term certificates of deposit has been an on-going balance sheet strategy by management in anticipation of higher interest rates. If interest rates continue to rise, our customers may move funds from their checking, savings and money market accounts to higher yielding deposit products within the Bank or withdraw their funds from these accounts, including certificates of deposit, to invest in higher yielding investments outside of the Bank.

The following table presents the amount, weighted average rate and percent of total for the components of our deposit portfolio at the dates presented.

	March 31, 2018			December 31, 2017			September 30, 2017
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Non-interest-bearing checking	$271,181	—%	5.0%	$250,621	—%	4.8%	$243,670	—%	4.6%
Interest-bearing checking	662,178	0.05	12.4	646,043	0.05	12.3	615,615	0.05	11.6
Savings	376,294	0.41	7.0	352,051	0.31	6.7	349,977	0.24	6.6
Money market	1,198,900	0.38	22.4	1,195,530	0.38	22.7	1,190,185	0.24	22.4
Retail certificates of deposit	2,456,532	1.64	45.9	2,419,380	1.57	45.9	2,450,418	1.52	46.1
Public units	389,108	1.56	7.3	402,592	1.37	7.6	460,003	1.28	8.7
	$5,354,193	0.98	100.0%	$5,266,217	0.94	100.0%	$5,309,868	0.89	100.0%

The following tables set forth scheduled maturity information for our certificates of deposit, including public units, along with associated weighted average rates, at March 31, 2018.

	Amount Due
		More than	More than
	1 year	1 year to	2 years to 3	More than	Total
Rate range	or less	2 years	years	3 years	Amount	Rate
	(Dollars in thousands)
0.00 – 0.99%	$316,890	$14,749	$—	$—	$331,639	0.76%
1.00 – 1.99%	621,593	666,681	422,002	386,359	2,096,635	1.64
2.00 – 2.99%	33,461	116,745	134,411	132,749	417,366	2.23
	$971,944	$798,175	$556,413	$519,108	$2,845,640	1.63

Percent of total	34.2%	28.0%	19.6%	18.2%
Weighted average rate	1.24	1.66	1.89	2.00
Weighted average maturity (in years)	0.5	1.4	2.4	3.8	1.7
Weighted average maturity for the retail certificate of deposit portfolio (in years)					1.9

	Amount Due
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)
Retail certificates of deposit less than $100,000	$144,276	$108,155	$246,543	$1,001,020	$1,499,994
Retail certificates of deposit of $100,000 or more	68,843	48,323	124,930	714,442	956,538
Public unit deposits of $100,000 or more	99,794	52,366	78,714	158,234	389,108
	$312,913	$208,844	$450,187	$1,873,696	$2,845,640

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

	For the Three Months Ended
	March 31, 2018			December 31, 2017			September 30, 2017			June 30, 2017
		Effective			Effective			Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,175,000	2.09%	2.7	$2,375,000	2.16%	2.7	$2,175,000	2.23%	2.5	$2,475,000	2.35%	2.5
Maturities:
FHLB advances	—	—		(100,000)	2.53		(100,000)	3.12		(300,000)	3.24
Repurchase agreements	—	—		(100,000)	3.35		—	—		—	—
New FHLB borrowings:
Fixed-rate	—	—	—	—	—	—	100,000	1.85	3.0	—	—	—
Interest rate swaps(1)	—	—	—	—	—	—	200,000	2.05	6.0	—	—	—
Ending balance	$2,175,000	2.09	2.4	$2,175,000	2.09	2.7	$2,375,000	2.16	2.7	$2,175,000	2.23	2.5

	For the Six Months Ended
	March 31, 2018			March 31, 2017
		Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,375,000	2.16%	2.7	$2,575,000	2.29%	2.9
Maturities:
FHLB advances	(100,000)	2.53		(100,000)	0.78
Repurchase agreements	(100,000)	3.35		—	—
Ending balance	$2,175,000	2.09	2.4	$2,475,000	2.35	2.5

(1)
Represents adjustable-rate FHLB advances for which the Bank has entered into interest rate swaps with a notional amount of $200.0 million to hedge the variability in cash flows associated with the advances. The effective rate and WAM presented include the effect of the interest rate swaps.

Maturities - The following table presents the maturity of term borrowings (including FHLB advances, at par, and repurchase agreements), along with associated weighted average contractual and effective rates as of March 31, 2018. Included in the table are $200.0 million of 12-month adjustable-rate FHLB advances that are hedged with interest rate swaps with a notional amount of $200.0 million. The 12-month adjustable-rate FHLB advances are presented in the table below based on the contractual maturity date of the advance. The interest rate swaps had an expected WAL of 5.4 years at March 31, 2018.

	FHLB	Repurchase
Maturity by	Advances	Agreements	Total	Contractual	Effective
Fiscal Year	Amount	Amount	Amount	Rate	Rate(1)
	(Dollars in thousands)
2018	$375,000	$—	$375,000	1.85%	2.34%
2019	500,000	—	500,000	1.63	1.69
2020	350,000	100,000	450,000	2.11	2.11
2021	550,000	—	550,000	2.27	2.27
2022	200,000	—	200,000	2.23	2.23
2023	100,000	—	100,000	1.82	1.82
	$2,075,000	$100,000	$2,175,000	1.99	2.09

(1)	The effective rate includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid.

The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail and public unit amounts, and term borrowings for the next four quarters as of March 31, 2018.

	Retail		Public Unit		Term
Maturity by	Certificate	Repricing	Deposit	Repricing	Borrowings	Repricing		Repricing
Quarter End	Amount	Rate	Amount	Rate	Amount	Rate	Total	Rate
	(Dollars in thousands)
June 30, 2018	$213,119	1.01%	$99,794	1.38%	$100,000	2.82%	$412,913	1.54%
September 30, 2018	156,478	1.06	52,366	1.54	275,000	2.17	483,844	1.74
December 31, 2018	198,701	1.31	34,415	1.49	300,000	1.73	533,116	1.56
March 31, 2019	172,772	1.34	44,299	1.54	—	—	217,071	1.38
	$741,070	1.18	$230,874	1.47	$675,000	2.07	$1,646,944	1.58

Stockholders' Equity. Stockholders' equity was $1.36 billion at March 31, 2018 compared to $1.37 billion at September 30, 2017. The $3.6 million decrease was due primarily to the payment of $61.8 million in cash dividends, partially offset by net income of $55.2 million. The cash dividends paid during the current year six month period totaled $0.46 per share and consisted of a $0.29 per share cash true-up dividend related to fiscal year 2017 earnings per the Company's dividend policy, and two regular quarterly cash dividends totaling $0.17 per share. On April 18, 2018, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $11.4 million, payable on May 18, 2018 to stockholders of record as of the close of business on May 4, 2018.

At March 31, 2018, Capitol Federal Financial, Inc., at the holding company level, had $110.8 million on deposit at the Bank. For fiscal year 2018, it is the intent of the Board of Directors and management to continue the payout of 100% of the Company's earnings to its stockholders. Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company.

Capitol Federal Financial, Inc. works to find multiple ways to provide stockholder value. Recently, this has primarily been through the payment of cash dividends and historically, the Company also utilized stock buybacks. The Company has maintained a dividend policy of paying out 100% of its earnings to stockholders in the form of quarterly cash dividends and an annual true-up dividend in December of each year. In order to provide additional stockholder value, the Company has paid out a True Blue dividend of $0.25 cash per share in June of each of the past four years and in December prior to that. The Company has paid the True Blue dividend primarily due to excess capital levels at the Company and Bank. The Company considers various business strategies and their impact on capital and asset measures on both a current and future basis, as well as regulatory capital levels and requirements, in determining the amount, if any, and timing of the True Blue dividend.
The following table presents regular quarterly dividends and special dividends paid in calendar years 2018, 2017, and 2016. The amounts represent cash dividends paid during each period. For the quarter ending June 30, 2018, the amount presented represents the dividend payable on May 18, 2018 to stockholders of record as of May 4, 2018.

	Calendar Year
	2018		2017		2016
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$11,427	$0.085	$11,386	$0.085	$11,305	$0.085
Quarter ended June 30	11,429	0.085	11,409	0.085	11,314	0.085
Quarter ended September 30			11,411	0.085	11,323	0.085
Quarter ended December 31			11,427	0.085	11,363	0.085
True-up dividends paid			38,985	0.290	38,835	0.290
True Blue dividends paid			33,559	0.250	33,274	0.250
Calendar year-to-date dividends paid	$22,856	$0.170	$118,177	$0.880	$117,414	$0.880

The Company has $70.0 million of common stock remaining on its stock repurchase plan. It is anticipated that shares will be purchased from time to time based upon market conditions and available liquidity. There is no expiration for this repurchase plan and no shares have been repurchased under this repurchase plan.

Operating Results
The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2018	2017	2017	2017	2017
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$64,194	$64,189	$64,329	$64,013	$63,106
MBS	5,390	5,252	5,435	5,821	6,191
Cash and cash equivalents	7,895	7,114	6,669	5,619	4,132
FHLB stock	3,201	3,095	3,080	3,114	3,100
Investment securities	1,094	994	1,061	1,063	1,131
Total interest and dividend income	81,774	80,644	80,574	79,630	77,660

Interest expense:
FHLB borrowings	18,772	17,917	18,099	17,884	16,771
Deposits	12,480	11,961	11,313	10,895	10,364
Repurchase agreements	633	1,392	1,504	1,487	1,471
Total interest expense	31,885	31,270	30,916	30,266	28,606

Net interest income	49,889	49,374	49,658	49,364	49,054

Provision for credit losses	—	—	—	—	—

Net interest income
(after provision for credit losses)	49,889	49,374	49,658	49,364	49,054

Non-interest income	5,433	5,358	5,895	5,460	5,573
Non-interest expense	23,598	22,036	23,479	22,645	21,937
Income tax expense	8,394	860	11,472	10,809	11,103
Net income	$23,330	$31,836	$20,602	$21,370	$21,587

Efficiency ratio	42.66%	40.26%	42.26%	41.30%	40.16%

Basic EPS	$0.17	$0.24	$0.15	$0.16	$0.16
Diluted EPS	0.17	0.24	0.15	0.16	0.16

Comparison of Operating Results for the Six Months Ended March 31, 2018 and 2017

The Company recognized net income of $55.2 million, or $0.41 per share, for the six month period ended March 31, 2018 compared to net income of $42.2 million, or $0.31 per share, for the six month period ended March 31, 2017. The increase in net income was due primarily to a decrease in income tax expense resulting from the Tax Act being signed into law in December 2017.

The net interest margin increased eight basis points, from 1.77% for the prior year six month period to 1.85% for the current year six month period. Excluding the effects of the leverage strategy, the net interest margin would have increased 11 basis points, from 2.11% for the prior year six month period to 2.22% for the current year six month period. The increase in the net interest margin was due mainly to an increase in interest-earning asset yields, as well as a shift in the mix of interest-earning assets from relatively lower yielding securities to higher yielding loans and a net decrease in the cost of liabilities not related to the leverage strategy.

Interest and Dividend Income
The weighted average yield on total interest-earning assets increased 22 basis points, from 2.80% for the prior year six month period to 3.02% for the current year six month period, while the average balance of interest-earning assets decreased $163.7 million from the prior year six month period. Absent the impact of the leverage strategy, the weighted average yield on total interest-earning assets would have increased 10 basis points, from 3.23% for the prior year six month period to 3.33% for the current year six month period, while the average balance of interest-earning assets would have decreased $152.2 million. The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2018	2017	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$128,383	$125,051	$3,332	2.7%
Cash and cash equivalents	15,009	7,101	7,908	111.4
MBS	10,642	12,553	(1,911)	(15.2)
FHLB stock	6,296	6,039	257	4.3
Investment securities	2,088	2,238	(150)	(6.7)
Total interest and dividend income	$162,418	$152,982	$9,436	6.2

The increase in interest income on loans receivable was due mainly to a $118.3 million increase in the average balance of the portfolio, as well as a four basis point increase in the weighted average yield on the portfolio to 3.57% for the current year six month period. The increase in the weighted average yield was due primarily to adjustable-rate loans repricing to higher market rates, along with the origination and purchase of new loans at higher market rates.

The table above includes interest income on cash and cash equivalents associated and not associated with the leverage strategy. Interest income on cash and cash equivalents not related to the leverage strategy increased $794 thousand from the prior year six month period due to a 72 basis point increase in the weighted average yield. Interest income on cash associated with the leverage strategy increased $7.1 million from the prior year six month period due to a 74 basis point increase in the weighted average yield. In both cases, the increase in the weighted average yield was related to balances held at the FRB of Kansas City.

The decrease in interest income on the MBS portfolio was due to a $227.4 million decrease in the average balance of the portfolio, partially offset by a 12 basis point increase in the weighted average yield on the portfolio to 2.28% for the current year six month period. Cash flows not reinvested were used primarily to fund loan growth and pay off certain maturing term borrowings. The increase in the weighted average yield was due primarily to adjustable-rate MBS repricing to higher market rates, as well as a decrease in the impact of net premium amortization. Net premium amortization of $1.6 million during the current year six month period decreased the weighted average yield on the portfolio by 35 basis points. During the prior year six month period, $2.3 million of net premiums were amortized which decreased the weighted average yield on the portfolio by 40 basis points. As of March 31, 2018, the remaining net balance of premiums on our portfolio of MBS was $7.4 million.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities increased 15 basis points, from 1.17% for the prior year six month period to 1.32% for the current year six month period, while the average balance of interest-bearing liabilities decreased $134.6 million from the prior year six month period. Absent the impact of the leverage strategy, the weighted average rate paid on total interest-bearing liabilities would have decreased one basis point, from 1.30% for the prior year six month period to 1.29% for the current year six month period, and the average balance of interest-bearing liabilities would have decreased $123.0 million. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2018	2017	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB borrowings	$36,689	$32,888	$3,801	11.6%
Deposits	24,441	20,760	3,681	17.7
Repurchase agreements	2,025	2,974	(949)	(31.9)
Total interest expense	$63,155	$56,622	$6,533	11.5

The table above includes interest expense on FHLB borrowings associated and not associated with the leverage strategy. Interest expense on FHLB borrowings not related to the leverage strategy decreased $3.9 million from the prior year six month period due to a 22 basis point decrease in the weighted average rate paid on the portfolio, to 2.06% for the current year six month period, and a $140.9 million decrease in the average balance of the portfolio. The decrease in the weighted average rate paid was due to certain advances maturing between periods being replaced at lower effective interest rates. The decrease in the average balance was a result of using cash flows from the securities portfolio and funds generated from deposit growth to pay off certain advances that matured between periods. Interest expense on FHLB borrowings associated with the leverage strategy increased $7.7 million from the prior year six month period due to a 77 basis point increase in the weighted average rate paid as a result of an increase in interest rates between periods.

The increase in interest expense on deposits was due primarily to a 13 basis point increase in the weighted average rate, to 0.93% for the current year six month period. The increase in the weighted average rate was primarily related to the certificate of deposit portfolio, which increased 19 basis points to 1.53% for the current year six month period. The weighted average rate paid on wholesale certificates increased 64 basis points, to 1.38% for the current year six month period.

Provision for Credit Losses
The Bank did not record a provision for credit losses during the current year six month period or the prior year six month period. Based on management's assessment of the ACL formula analysis model and several other factors, it was determined that no provision for credit losses was necessary. Net loan charge-offs were $8 thousand during the current year six month period compared to $93 thousand in the prior year six month period. At March 31, 2018, loans 30 to 89 days delinquent were 0.19% of total loans and loans 90 or more days delinquent or in foreclosure were 0.16% of total loans. At March 31, 2017, loans 30 to 89 days delinquent were 0.22% of total loans and loans 90 or more days delinquent or in foreclosure were 0.19% of total loans.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2018	2017	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$7,635	$7,291	$344	4.7%
Income from BOLI	810	1,096	(286)	(26.1)
Other non-interest income	2,346	2,454	(108)	(4.4)
Total non-interest income	$10,791	$10,841	$(50)	(0.5)

The increase in retail fees and charges was due mainly to increases in debit card income due to higher transaction volume in the current year and a reduction in waived fees as customers and vendors have become more accustomed to the chip card technology. The decrease in income from BOLI was due mainly to a one-time adjustment to the benchmark interest rate associated with one of the policies.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2018	2017	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$21,695	$21,178	$517	2.4%
Information technology and related expense	6,953	5,602	1,351	24.1
Occupancy, net	5,604	5,439	165	3.0
Deposit and loan transaction costs	2,720	2,614	106	4.1
Regulatory and outside services	2,291	2,611	(320)	(12.3)
Advertising and promotional	2,022	1,953	69	3.5
Federal insurance premium	1,699	1,772	(73)	(4.1)
Office supplies and related expense	884	978	(94)	(9.6)
Other non-interest expense	1,766	1,387	379	27.3
Total non-interest expense	$45,634	$43,534	$2,100	4.8

The increase in salaries and employee benefits expense was due primarily to a new 2018 Tax Savings Bonus Plan. The 2018 Tax Savings Bonus plan is a one-time bonus award to qualifying non-officer employees. The anticipated expense associated with this plan will be recognized in fiscal year 2018 and is approximately $1.0 million, of which $333 thousand was recognized during the current quarter. It is expected that the Bank will recognize approximately $333 thousand of expense per quarter in the third and fourth quarters of fiscal year 2018 related to this plan. The increase in information technology and related expense and the decrease in regulatory and outside services were due mainly to a change in the presentation of certain information technology professional and consulting expenses beginning in fiscal year 2018. Information technology professional and consulting expenses are now being reported in information technology and related expenses rather than regulatory and outside services. Additionally, these expenses increased compared to the prior year due primarily to ongoing enhancements to the Bank's online banking services, along with increases in information technology expenses related to software licensing and depreciation. The increase in other non-interest expense was due mainly to an increase in OREO operations expense.

The Company's efficiency ratio was 41.47% for the current year six month period compared to 40.61% for the prior year six month period. The change in the efficiency ratio was due primarily to higher non-interest expense in the current year six month period compared to the prior year six month period. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A lower value indicates that the financial institution is generating revenue with a proportionally lower level of expense.

Income Tax Expense
Income tax expense was $9.3 million for the current year six month period compared to $21.5 million for the prior year six month period. The effective tax rate was 14.4% for the current year six month period compared to 33.8% for the prior year six month period. The decrease in effective tax rate was due mainly to the Tax Act being signed into law in December 2017.

Average Balance Sheet
The following table presents the average balances of our assets, liabilities, and stockholders' equity, and the related annualized weighted average yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated, along with the ending balances of our assets, liabilities, and stockholders' equity at March 31, 2018 and the weighted average yield/rate on our interest-earning assets and interest-bearing liabilities at March 31, 2018, as well as selected performance ratios and other information as of the dates and for the periods shown. The borrowings and cash related to the leverage strategy was not in place at March 31, 2018, so the end of period information presented at March 31, 2018 in the table below does not reflect the full effects of this strategy. Weighted average yields are derived by dividing annualized income by the average balance of the related assets, and weighted average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived from average daily balances. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yields/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

			For the Six Months Ended
			March 31, 2018			March 31, 2017
	At March 31, 2018		Average	Interest		Average	Interest
		Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Rate	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$7,200,663	3.60%	$7,195,403	$128,383	3.57%	$7,077,103	$125,051	3.53%
MBS(2)	982,405	2.39	935,442	10,642	2.28	1,162,814	12,553	2.16
Investment securities(2)(3)	293,113	1.61	302,669	2,088	1.38	355,189	2,238	1.26
FHLB stock	195,626	6.74	192,469	6,296	6.56	194,824	6,039	6.22
Cash and cash equivalents(4)	140,580	1.75	2,118,019	15,009	1.40	2,117,787	7,101	0.66
Total interest-earning assets(1)(2)	8,812,387	3.44	10,744,002	162,418	3.02	10,907,717	152,982	2.80
Other non-interest-earning assets	304,074		307,596			298,414
Total assets	$9,116,461		$11,051,598			$11,206,131

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$933,359	0.04	$856,773	153	0.04	$814,227	149	0.04
Savings	376,294	0.41	354,457	569	0.32	339,893	354	0.21
Money market	1,198,900	0.38	1,192,571	1,897	0.32	1,204,469	1,420	0.24
Retail certificates	2,456,532	1.64	2,431,173	18,954	1.56	2,436,744	17,420	1.43
Wholesale certificates	389,108	1.56	415,907	2,868	1.38	381,922	1,417	0.74
Total deposits	5,354,193	0.98	5,250,881	24,441	0.93	5,177,255	20,760	0.80
FHLB borrowings(5)	2,174,478	2.05	4,163,650	36,689	1.75	4,316,101	32,888	1.52
Repurchase agreements	100,000	2.53	144,242	2,025	2.78	200,000	2,974	2.94
Total borrowings	2,274,478	2.08	4,307,892	38,714	1.79	4,516,101	35,862	1.59
Total interest-bearing liabilities	7,628,671	1.31	9,558,773	63,155	1.32	9,693,356	56,622	1.17
Other non-interest-bearing liabilities	123,050		130,219			127,284
Stockholders' equity	1,364,740		1,362,606			1,385,491
Total liabilities and stockholders' equity	$9,116,461		$11,051,598			$11,206,131
							(Continued)

			For the Six Months Ended
			March 31, 2018			March 31, 2017
	At March 31, 2018		Average	Interest		Average	Interest
		Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Rate	Amount	Paid	Rate	Amount	Paid	Rate
	(Dollars in thousands)
Net interest income(6)				$99,263			$96,360
Net interest rate spread(7)(8)		2.13%			1.70%			1.63%
Net interest-earning assets	$1,183,716		$1,185,229			$1,214,361
Net interest margin(8)(9)					1.85			1.77
Ratio of interest-earning assets to interest-bearing liabilities					1.12x			1.13x

Selected performance ratios:
Return on average assets (annualized)(8)					1.00%			0.75%
Return on average equity (annualized)(8)					8.10			6.09
Average equity to average assets					12.33			12.36
Operating expense ratio(10)					0.83			0.78
Efficiency ratio(11)					41.47			40.61
Pre-tax yield on leverage strategy(12)					0.19			0.22
							(Concluded)

(1)
Average balances are adjusted for unearned loan fees and deferred costs.  Ending balances are adjusted for unearned loan fees, deferred costs, and ACL.  Loans that are 90 or more days delinquent are included in the loans receivable balance with a yield of zero percent.

(2)
Average balances of AFS securities are adjusted for unamortized purchase premiums or discounts. Ending balances of AFS securities are adjusted for unamortized purchase premiums or discounts and unrealized gains/losses.

(3)
The average balance of investment securities includes an average balance of nontaxable securities of $26.1 million and $32.2 million for the six months ended March 31, 2018 and March 31, 2017, respectively.

(4)
The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $1.91 billion and $1.93 billion for the six months ended March 31, 2018 and March 31, 2017, respectively.

(5)
Included in this line, for the six months ended March 31, 2018 and March 31, 2017, respectively, are FHLB borrowings related to the leverage strategy with an average outstanding amount of $2.01 billion and $2.02 billion, respectively, interest paid of $14.5 million and $6.8 million, respectively, at a rate of 1.43% and 0.66%, respectively, and FHLB borrowings not related to the leverage strategy with an average outstanding amount of $2.16 billion and $2.30 billion, respectively, interest paid of $22.2 million and $26.1 million, respectively, at a rate of 2.06% and 2.28%, respectively. The FHLB advance amounts and rates included in this line include the effect of interest rate swaps and are net of deferred prepayment penalties.

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

	For the Six Months Ended
	March 31, 2018			March 31, 2017
	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Return on average assets (annualized)	1.00%	(0.19)%	1.19%	0.75%	(0.14)%	0.89%
Return on average equity (annualized)	8.10	0.22	7.88	6.09	0.22	5.87
Net interest margin	1.85	(0.37)	2.22	1.77	(0.34)	2.11
Net interest rate spread	1.70	(0.34)	2.04	1.63	(0.30)	1.93

(9)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

(10)	The operating expense ratio represents annualized non-interest expense as a percentage of average assets.

(11)	The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income.

(12)	The pre-tax yield on the leverage strategy represents annualized pre-tax income resulting from the transaction as a percentage of the average interest-earning assets associated with the transaction.

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the six months ended March 31, 2018 to the six months ended March 31, 2017. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Six Months Ended
	March 31, 2018 vs. March 31, 2017
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$2,117	$1,215	$3,332
MBS	(2,558)	647	(1,911)
Investment securities	(350)	200	(150)
FHLB stock	(74)	331	257
Cash and cash equivalents	1	7,907	7,908
Total interest-earning assets	(864)	10,300	9,436

Interest-bearing liabilities:
Checking	8	(4)	4
Savings	16	199	215
Money market	(14)	491	477
Certificates of deposit	191	2,794	2,985
FHLB borrowings	(1,680)	5,481	3,801
Repurchase agreements	(791)	(158)	(949)
Total interest-bearing liabilities	(2,270)	8,803	6,533

Net change in net interest income	$1,406	$1,497	$2,903

Comparison of Operating Results for the Three Months Ended March 31, 2018 and 2017
For the quarter ended March 31, 2018, the Company recognized net income of $23.3 million, or $0.17 per share, compared to net income of $21.6 million, or $0.16 per share for the quarter ended March 31, 2017. The $1.7 million increase in net income was due primarily to a decrease in income tax expense resulting from the Tax Act being signed into law in December 2017.

The net interest margin increased six basis points, from 1.80% for the prior year quarter to 1.86% for the current year quarter. Excluding the effects of the leverage strategy, the net interest margin would have increased nine basis points, from 2.15% for the prior year quarter to 2.24% for the current year quarter. The increase in the net interest margin was due mainly to an increase in interest-earning asset yields, as well as a shift in the mix of interest-earning assets from relatively lower yielding securities to higher yielding loans and a net decrease in the cost of liabilities not related to the leverage strategy.

Interest and Dividend Income
The weighted average yield on total interest-earning assets increased 21 basis points, from 2.85% for the prior year quarter to 3.06% for the current quarter, while the average balance of interest-earning assets decreased $186.7 million from the prior year quarter. Absent the impact of the leverage strategy, the weighted average yield on total interest-earning assets would have increased eight basis points, from 3.27% for the prior year quarter to 3.35% for the current quarter, while the average balance of interest-earning assets would have decreased $163.3 million. The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2018	2017	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$64,194	$63,106	$1,088	1.7%
Cash and cash equivalents	7,895	4,132	3,763	91.1
MBS	5,390	6,191	(801)	(12.9)
FHLB stock	3,201	3,100	101	3.3
Investment securities	1,094	1,131	(37)	(3.3)
Total interest and dividend income	$81,774	$77,660	$4,114	5.3

The table above includes interest income on cash and cash equivalents associated and not associated with the leverage strategy. Interest income on cash and cash equivalents not related to the leverage strategy increased $324 thousand from the prior year quarter due primarily to a 69 basis point increase in the weighted average yield. Interest income on cash associated with the leverage strategy increased $3.4 million from the prior year quarter due to a 73 basis point increase in the weighted average yield. In both cases, the increase in the weighted average yield was related to balances held at the FRB of Kansas City.

The decrease in interest income on the MBS portfolio was due to a $186.2 million decrease in the average balance of the portfolio as cash flows not reinvested were used primarily to fund loan growth and pay off certain maturing term borrowings. The weighted average yield on the portfolio increased 10 basis points, to 2.30% for the current quarter. The increase in the weighted average yield was due primarily to adjustable-rate MBS repricing to higher market rates, along with a decrease in the impact of net premium amortization. During the current quarter, $788 thousand of net premiums on MBS were amortized, which decreased the weighted average yield on the portfolio by 33 basis points. During the prior year quarter, $1.0 million of net premiums were amortized, which decreased the weighted average yield on the portfolio by 36 basis points.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities increased 16 basis points, from 1.19% for the prior year quarter to 1.35% for the current quarter, while the average balance of interest-bearing liabilities decreased $159.2 million. Absent the impact of the leverage strategy, the weighted average rate paid on total interest-bearing liabilities would have decreased one basis point, from 1.31% for the prior year quarter to 1.30% for the current quarter, and the average balance of interest-bearing liabilities would have decreased $135.8 million. The following table presents the components of interest expense for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2018	2017	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB borrowings	$18,772	$16,771	$2,001	11.9%
Deposits	12,480	10,364	2,116	20.4
Repurchase agreements	633	1,471	(838)	(57.0)
Total interest expense	$31,885	$28,606	$3,279	11.5

The table above includes interest expense on FHLB borrowings both associated and not associated with the leverage strategy. Interest expense on FHLB advances not related to the leverage strategy decreased $1.9 million from the prior year quarter due to a 25 basis point decrease in the weighted average rate paid as a result of certain maturing advances being replaced at lower market interest rates, as well as to a $98.6 million decrease in the average balance of the portfolio as a result of not replacing all of the advances that matured between periods. Interest expense on FHLB borrowings associated with the leverage strategy increased $3.9 million from the prior year quarter due to a 79 basis point increase in the weighted average rate paid resulting from an increase in interest rates between periods.

The increase in interest expense on deposits was due primarily to a 15 basis point increase in the weighted average rate, to 0.96% for the current quarter. The increase in the weighted average rate was primarily related to the certificate of deposit portfolio, which increased 22 basis points to 1.57% for the current quarter. The decrease in interest expense on repurchase agreements was due to the maturity of a $100.0 million repurchase agreement between periods.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2018	2017	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$3,670	$3,582	$88	2.5%
Income from BOLI	276	573	(297)	(51.8)
Other non-interest income	1,487	1,418	69	4.9
Total non-interest income	$5,433	$5,573	$(140)	(2.5)

The decrease in income from BOLI was due mainly to a one-time adjustment to the benchmark interest rate associated with one of the policies.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2018	2017	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$11,167	$10,544	$623	5.9%
Information technology and related expense	3,622	2,768	854	30.9
Occupancy, net	2,839	2,764	75	2.7
Deposit and loan transaction costs	1,313	1,228	85	6.9
Regulatory and outside services	1,151	1,265	(114)	(9.0)
Advertising and promotional	1,337	1,263	74	5.9
Federal insurance premium	847	878	(31)	(3.5)
Office supplies and related expense	442	541	(99)	(18.3)
Other non-interest expense	880	686	194	28.3
Total non-interest expense	$23,598	$21,937	$1,661	7.6

The increase in salaries and employee benefits expense was due primarily to the 2018 Tax Savings Bonus Plan as previously discussed. The decrease in regulatory and outside services were due mainly to a change in the presentation of certain information technology professional and consulting expenses beginning in fiscal year 2018. Information technology professional and consulting expenses are now being reported in information technology and related expenses rather than regulatory and outside services. These expenses increased compared to the prior year due primarily to ongoing enhancements to the Bank's online banking services, along with increases in information technology expenses related to software licensing and depreciation.

The Company's efficiency ratio was 42.66% for the current quarter compared to 40.16% for the prior year quarter. The change in the efficiency ratio was due mainly to an increase in non-interest expense.

Income Tax Expense
Income tax expense was $8.4 million for the current quarter compared to $11.1 million for the prior year quarter. The effective tax rate for the current quarter was 26.5% compared to 34.0% for the prior year quarter. The decrease in the effective tax rate was due mainly to the Tax Act being signed into law in December 2017.

Average Balance Sheet
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

	For the Three Months Ended
	March 31, 2018			March 31, 2017
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$7,194,856	$64,194	3.57%	$7,140,433	$63,106	3.54%
MBS(2)	938,143	5,390	2.30	1,124,367	6,191	2.20
Investment securities(2)(3)	305,285	1,094	1.43	353,722	1,131	1.28
FHLB stock	193,477	3,201	6.71	193,826	3,100	6.49
Cash and cash equivalents(4)	2,076,109	7,895	1.52	2,082,180	4,132	0.79
Total interest-earning assets(1)(2)	10,707,870	81,774	3.06	10,894,528	77,660	2.85
Other non-interest-earning assets	310,401			300,795
Total assets	$11,018,271			$11,195,323

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$868,878	76	0.04	$828,420	75	0.04
Savings	360,471	321	0.36	344,699	199	0.23
Money market	1,195,699	1,106	0.38	1,218,058	712	0.24
Retail certificates	2,432,667	9,541	1.59	2,428,497	8,652	1.44
Wholesale certificates	403,293	1,436	1.44	378,546	726	0.78
Total deposits	5,261,008	12,480	0.96	5,198,220	10,364	0.81
FHLB borrowings(5)	4,180,927	18,772	1.81	4,302,878	16,771	1.57
Repurchase agreements	100,000	633	2.53	200,000	1,471	2.94
Total borrowings	4,280,927	19,405	1.83	4,502,878	18,242	1.64
Total interest-bearing liabilities	9,541,935	31,885	1.35	9,701,098	28,606	1.19
Other non-interest-bearing liabilities	115,505			115,547
Stockholders' equity	1,360,831			1,378,678
Total liabilities and stockholders' equity	$11,018,271			$11,195,323
					(Continued)

	For the Three Months Ended
	March 31, 2018			March 31, 2017
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
	(Dollars in thousands)

Net interest income(6)		$49,889			$49,054
Net interest rate spread(7)(8)			1.71%			1.66%
Net interest-earning assets	$1,165,935			$1,193,430
Net interest margin(8)(9)			1.86			1.80
Ratio of interest-earning assets to interest-bearing liabilities			1.12x			1.12x

Selected performance ratios:
Return on average assets (annualized)(8)			0.85%			0.77%
Return on average equity (annualized)(8)			6.86			6.26
Average equity to average assets			12.35			12.31
Operating expense ratio(10)			0.86			0.78
Efficiency ratio(11)			42.66			40.16
Pre-tax yield on leverage strategy(12)			0.18			0.25

					(Concluded)

(1)	Calculated net of unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)
The average balance of investment securities includes an average balance of nontaxable securities of $24.8 million and $31.2 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

(4)
The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $1.91 billion and $1.94 billion for the three months ended March 31, 2018 and March 31, 2017, respectively.

(5)
Included in this line, for the quarters ended March 31, 2018 and March 31, 2017, respectively, are FHLB borrowings related to the leverage strategy with an average outstanding amount of $2.01 billion and $2.03 billion, respectively, interest paid of $7.8 million and $3.9 million, respectively, at a rate of 1.55% and 0.76%, respectively, and FHLB borrowings not related to the leverage strategy with an average outstanding amount of $2.17 billion and $2.27 billion, respectively, interest paid of $11.0 million and $12.9 million, respectively, at a rate of 2.05% and 2.30%, respectively. The FHLB advance amounts and rates included in this line include the effect of interest rate swaps and are net of deferred prepayment penalties.

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

	For the Three Months Ended
	March 31, 2018			March 31, 2017
	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Return on average assets (annualized)	0.85%	(0.15)%	1.00%	0.77%	(0.14)%	0.91%
Return on average equity (annualized)	6.86	0.21	6.65	6.26	0.24	6.02
Net interest margin	1.86	(0.38)	2.24	1.80	(0.35)	2.15
Net interest rate spread	1.71	(0.34)	2.05	1.66	(0.30)	1.96

(9)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

(10)	The operating expense ratio represents annualized non-interest expense as a percentage of average assets.

(11)	The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income.

(12)	The pre-tax yield on the leverage strategy represents annualized pre-tax income resulting from the transaction as a percentage of the average interest-earning assets associated with the transaction.

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended March 31, 2018 to the three months ended March 31, 2017. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended March 31,
	2018 vs. 2017
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$475	$613	$1,088
MBS	(1,061)	260	(801)
Investment securities	(165)	128	(37)
FHLB stock	(6)	107	101
Cash and cash equivalents	(12)	3,775	3,763
Total interest-earning assets	(769)	4,883	4,114

Interest-bearing liabilities:
Checking	4	(2)	2
Savings	9	113	122
Money market	(14)	407	393
Certificates of deposit	98	1,501	1,599
FHLB borrowings	(698)	2,699	2,001
Repurchase agreements	(656)	(182)	(838)
Total interest-bearing liabilities	(1,257)	4,536	3,279

Net change in net interest income	$488	$347	$835

Comparison of Operating Results for the Three Months Ended March 31, 2018 and December 31, 2017
For the quarter ended March 31, 2018, the Company recognized net income of $23.3 million, or $0.17 per share, compared to net income of $31.8 million, or $0.24 per share, for the quarter ended December 31, 2017. The decrease in net income was due primarily to higher income tax expense in the current quarter compared to the prior quarter, due mainly to the enactment of the Tax Act and the resulting revaluation of the Company's deferred income tax assets and liabilities which reduced income tax expense by $7.5 million in the prior quarter.

Net interest income increased $515 thousand, or 1.0%, from the prior quarter to $49.9 million for the current quarter. The net interest margin increased three basis points from 1.83% for the prior quarter to 1.86% for the current quarter. Excluding the effects of the leverage strategy, the net interest margin would have increased four basis points from 2.20% for the prior quarter to 2.24% for the current quarter. The increase in net interest margin was due mainly to a decrease in the cost of borrowings not related to the leverage strategy, along with a reduction in interest expense resulting from fewer days in the current quarter.

Interest and Dividend Income
The weighted average yield on total interest-earning assets for the current quarter increased eight basis points from the prior quarter, to 3.06%, while the average balance of interest-earning assets decreased $71.5 million between the two periods. Absent the impact of the leverage strategy, the weighted average yield on total interest-earning assets would have increased four basis points from the prior quarter, to 3.35%, while the average balance of interest-earning assets would have decreased $69.5 million. The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2018	2017	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$64,194	$64,189	$5	—%
Cash and cash equivalents	7,895	7,114	781	11.0
MBS	5,390	5,252	138	2.6
FHLB stock	3,201	3,095	106	3.4
Investment securities	1,094	994	100	10.1
Total interest and dividend income	$81,774	$80,644	$1,130	1.4

The table above includes interest income on cash and cash equivalents associated and not associated with the leverage strategy. Interest income on cash and cash equivalents not related to the leverage strategy decreased $165 thousand from the prior quarter due to a $79.9 million decrease in the average balance primarily resulting from cash being used to pay off certain maturing term borrowings during the prior quarter, partially offset by a 25 basis point increase in the weighted average yield. Interest income on cash associated with the leverage strategy increased $945 thousand from the prior quarter due to a 23 basis point increase in the weighted average yield. In both cases, the increase in the weighted average yield was related to balances held at the FRB of Kansas City.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities for the current quarter increased six basis points from the prior quarter, to 1.35%, while the average balance of interest-bearing liabilities decreased $33.3 million between the two periods. Absent the impact of the leverage strategy, the weighted average rate paid on total interest-bearing liabilities for the current quarter would have increased one basis point from the prior quarter, to 1.30%, while the average balance of interest-bearing liabilities would have decreased $31.3 million. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2018	2017	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB borrowings	$18,772	$17,917	$855	4.8%
Deposits	12,480	11,961	519	4.3
Repurchase agreements	633	1,392	(759)	(54.5)
Total interest expense	$31,885	$31,270	$615	2.0

The table above includes interest expense on FHLB borrowings associated and not associated with the leverage strategy. Interest expense on FHLB borrowings not related to the leverage strategy decreased $218 thousand from the prior quarter due to a three basis point decrease in the weighted average rate paid, to 2.05% for the current quarter. Interest expense on FHLB borrowings associated with the leverage strategy increased $1.1 million from the prior quarter due to a 24 basis point increase in the weighted average rate paid as a result of an increase in interest rates between periods.

The increase in interest expense on deposits was due primarily to a five basis point increase in the weighted average rate paid, to 0.96% for the current quarter. The increase in the weighted average rate paid was primarily due to increases in the money market deposit portfolio rate and retail certificate of deposit portfolio rate, which increased 12 basis points and five basis points, respectively.

The decrease in interest expense on repurchase agreements was due to the maturity of a $100.0 million repurchase agreement during the prior quarter.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2018	2017	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$3,670	$3,965	$(295)	(7.4)%
Income from BOLI	276	534	(258)	(48.3)
Other non-interest income	1,487	859	628	73.1
Total non-interest income	$5,433	$5,358	$75	1.4

The decrease in retail fees and charges was due mainly to a decrease in debit card income resulting from a reduction in transaction volume due to the seasonality of such activity. The decrease in income from BOLI was due mainly to a one-time adjustment to the benchmark interest rate associated with one of the policies. The increase in other non-interest income was due primarily to an increase in insurance commissions resulting from the receipt of annual commissions from certain insurance providers during the current quarter and no such commissions received during the prior quarter, along with a gain on the sale of loans during the current quarter compared to a loss on the sale of loans during the prior quarter as management continues to test loan sale processes for liquidity purposes.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2018	2017	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$11,167	$10,528	$639	6.1%
Information technology and related expense	3,622	3,331	291	8.7
Occupancy, net	2,839	2,765	74	2.7
Deposit and loan transaction costs	1,313	1,407	(94)	(6.7)
Regulatory and outside services	1,151	1,140	11	1.0
Advertising and promotional	1,337	685	652	95.2
Federal insurance premium	847	852	(5)	(0.6)
Office supplies and related expense	442	442	—	—
Other non-interest expense	880	886	(6)	(0.7)
Total non-interest expense	$23,598	$22,036	$1,562	7.1

The increase in salaries and employee benefits expense was due primarily to the timing of expenses related to paid time-off usage and accruals, as well as to the 2018 Tax Savings Bonus Plan as previously discussed. The increase in advertising and promotional expense was due primarily to the timing of media campaigns and sponsorships.

The Company's efficiency ratio was 42.66% for the current quarter compared to 40.26% for the prior quarter. The change in the efficiency ratio was due primarily to higher non-interest expense in the current quarter compared to the prior quarter.

Income Tax Expense
Income tax expense was $8.4 million for the current quarter, compared to $860 thousand for the prior quarter. The effective tax rate was 26.5% for the current quarter compared to 2.6% for the prior quarter. The lower effective income tax rate and income tax expense in the prior quarter were due primarily to revaluing the Company's deferred tax assets and liabilities as a result of the enactment of the Tax Act in December 2017. Management estimates the effective tax rate for the third and fourth quarter of fiscal year 2018 to be approximately the same as the current quarter effective income tax rate of 26.5%.

Average Balance Sheet
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

	For the Three Months Ended
	March 31, 2018			December 31, 2017
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$7,194,856	$64,194	3.57%	$7,195,938	$64,189	3.56%
MBS(2)	938,143	5,390	2.30	932,801	5,252	2.25
Investment securities(2)(3)	305,285	1,094	1.43	300,110	994	1.32
FHLB stock	193,477	3,201	6.71	191,482	3,095	6.41
Cash and cash equivalents(4)	2,076,109	7,895	1.52	2,159,019	7,114	1.29
Total interest-earning assets(1)(2)	10,707,870	81,774	3.06	10,779,350	80,644	2.98
Other non-interest-earning assets	310,401			304,850
Total assets	$11,018,271			$11,084,200

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$868,878	76	0.04	$844,932	77	0.04
Savings	360,471	321	0.36	348,573	248	0.28
Money market	1,195,699	1,106	0.38	1,189,511	791	0.26
Retail certificates	2,432,667	9,541	1.59	2,429,711	9,413	1.54
Wholesale certificates	403,293	1,436	1.44	428,246	1,432	1.33
Total deposits	5,261,008	12,480	0.96	5,240,973	11,961	0.91
FHLB borrowings(5)	4,180,927	18,772	1.81	4,146,750	17,917	1.71
Repurchase agreements	100,000	633	2.53	187,522	1,392	2.90
Total borrowings	4,280,927	19,405	1.83	4,334,272	19,309	1.76
Total interest-bearing liabilities	9,541,935	31,885	1.35	9,575,245	31,270	1.29
Other non-interest-bearing liabilities	115,505			144,613
Stockholders' equity	1,360,831			1,364,342
Total liabilities and stockholders' equity	$11,018,271			$11,084,200
					(Continued)

	For the Three Months Ended
	March 31, 2018			December 31, 2017
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
	(Dollars in thousands)

Net interest income(6)		$49,889			$49,374
Net interest rate spread(7)(8)			1.71%			1.69%
Net interest-earning assets	$1,165,935			$1,204,105
Net interest margin(8)(9)			1.86			1.83
Ratio of interest-earning assets to interest-bearing liabilities			1.12x			1.13x

Selected performance ratios:
Return on average assets (annualized)(8)			0.85%			1.15%
Return on average equity (annualized)(8)			6.86			9.33
Average equity to average assets			12.35			12.31
Operating expense ratio(10)			0.86			0.80
Efficiency ratio(11)			42.66			40.26
Pre-tax yield on leverage strategy(12)			0.18			0.19

					(Concluded)

(1)	Calculated net of unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)
The average balance of investment securities includes an average balance of nontaxable securities of $24.8 million and $27.5 million for the three months ended March 31, 2018 and December 31, 2017, respectively.

(4)
The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $1.91 billion and $1.92 billion for the three months ended March 31, 2018 and December 31, 2017, respectively.

(5)
Included in this line, for the quarters ended March 31, 2018 and December 31, 2017, respectively, are FHLB borrowings related to the leverage strategy with an average outstanding amount of $2.01 billion for each of the two periods, interest paid of $7.8 million and $6.7 million, respectively, at a rate of 1.55% and 1.31%, respectively, and FHLB borrowings not related to the leverage strategy with an average outstanding amount of $2.17 billion and $2.14 billion, respectively, interest paid of $11.0 million and $11.2 million, respectively, at a rate of 2.05% and 2.08%, respectively. The FHLB advance amounts and rates included in this line include the effect of interest rate swaps and are net of deferred prepayment penalties.

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

	For the Three Months Ended
	March 31, 2018			December 31, 2017
	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Return on average assets (annualized)	0.85%	(0.15)%	1.00%	1.15%	(0.22)%	1.37%
Return on average equity (annualized)	6.86	0.21	6.65	9.33	0.22	9.11
Net interest margin	1.86	(0.38)	2.24	1.83	(0.37)	2.20
Net interest rate spread	1.71	(0.34)	2.05	1.69	(0.33)	2.02

(9)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

(10)	The operating expense ratio represents annualized non-interest expense as a percentage of average assets.

(11)	The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income.

(12)	The pre-tax yield on the leverage strategy represents annualized pre-tax income resulting from the transaction as a percentage of the average interest-earning assets associated with the transaction.

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended March 31, 2018 to the three months ended December 31, 2017. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended
	March 31, 2018 vs. December 31, 2017
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(31)	$36	$5
MBS	30	108	138
Investment securities	17	83	100
FHLB stock	20	86	106
Cash and cash equivalents	(303)	1,084	781
Total interest-earning assets	(267)	1,397	1,130

Interest-bearing liabilities:
Checking	1	(1)	—
Savings	8	65	73
Money market	4	311	315
Certificates of deposit	(118)	249	131
FHLB borrowings	(115)	970	855
Repurchase agreements	(596)	(163)	(759)
Total interest-bearing liabilities	(816)	1,431	615

Net change in net interest income	$549	$(34)	$515

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

If management observes a trend in the amount and frequency of line of credit utilization and/or short-term borrowings that is not in conjunction with a planned strategy, such as the leverage strategy, the Bank will likely utilize long-term wholesale borrowing sources such as FHLB advances and/or repurchase agreements to provide long-term, fixed-rate funding. The maturities of these long-term borrowings are generally staggered in order to mitigate the risk of a highly negative cash flow position at maturity. The Bank's internal policy limits total borrowings to 55% of total assets. At March 31, 2018, the Bank had total borrowings, at par, of $2.28 billion, or approximately 25% of total assets.

The amount of FHLB advances outstanding at March 31, 2018 was $2.08 billion, of which $675.0 million was scheduled to mature in the next 12 months. All FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB. At March 31, 2018, the Bank's ratio of the par value of FHLB borrowings to Call Report total assets was 24%. When the full leverage strategy is in place, FHLB borrowings may be in excess of 40% of the Bank's Call Report total assets, and may be in excess of 40% as long as the Bank continues its leverage strategy and FHLB senior management continue to approve the Bank's borrowing limit being in excess of 40% of Call Report total assets. All or a portion of the FHLB borrowings in conjunction with the leverage strategy could be repaid at any point in time while the strategy is in effect, if necessary.

At March 31, 2018, the Bank had repurchase agreements of $100.0 million, or approximately 1% of total assets, none of which were scheduled to mature in the next 12 months. The Bank may enter into additional repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to the total borrowings limit of 55% discussed above. The Bank has pledged securities with an estimated fair value of $108.5 million as collateral for repurchase agreements as of March 31, 2018. The securities pledged for the repurchase agreements will be delivered back to the Bank when the repurchase agreements mature.

The Bank could utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At March 31, 2018, the Bank had $692.7 million of securities that were eligible but unused as collateral for borrowing or other liquidity needs.

The Bank has access to other sources of funds for liquidity purposes, such as brokered and public unit deposits. As of March 31, 2018, the Bank's policy allowed for combined brokered and public unit deposits up to 15% of total deposits. At March 31, 2018, the Bank had public unit deposits totaling $389.1 million, which had an average remaining term to maturity of 11 months, or approximately 7% of total deposits, and no brokered deposits. Management continuously monitors the wholesale deposit market for opportunities to obtain funds at attractive rates. The Bank had pledged securities with an estimated fair value of $433.1 million as collateral for public unit deposits at March 31, 2018. The securities pledged as collateral for public unit deposits are held under joint custody with FHLB and generally will be released upon deposit maturity.
At March 31, 2018, $971.9 million of the Bank's certificate of deposit portfolio was scheduled to mature within one year, including $230.9 million of public unit deposits. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products at the prevailing rate, although no assurance can be given in this regard.  We also anticipate the majority of the maturing public unit deposits will be replaced with similar wholesale funding products.

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

The following table presents the contractual maturities of our loan, MBS, and investment securities portfolios at March 31, 2018, along with associated weighted average yields. Loans and securities which have adjustable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses. As of March 31, 2018, the amortized cost of investment securities in our portfolio which are callable or have pre-refunding dates within one year was $127.4 million.

	Loans(1)		MBS		Investment Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Amounts due:
Within one year	$34,254	3.81%	$1,591	3.66%	$126,422	1.21%	$162,267	1.78%

After one year:
Over one to two years	39,178	4.87	4,257	4.36	4,651	1.37	48,086	4.48
Over two to three years	112,786	3.87	22,560	2.81	105,403	1.62	240,749	2.78
Over three to five years	47,181	3.99	75,920	1.62	56,637	2.53	179,738	2.53
Over five to ten years	614,906	3.58	398,080	2.14	—	—	1,012,986	3.01
Over ten to fifteen years	1,285,517	3.34	143,438	2.62	—	—	1,428,955	3.26
After fifteen years	5,053,920	3.65	336,559	2.70	—	—	5,390,479	3.59
Total due after one year	7,153,488	3.60	980,814	2.39	166,691	1.92	8,300,993	3.42

	$7,187,742	3.60	$982,405	2.39	$293,113	1.61	$8,463,260	3.39

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

The maximum balance of short-term FHLB borrowings outstanding at any month-end during the six months ended March 31, 2018 was $2.88 billion, and the average balance of short-term FHLB borrowings outstanding during this period was $2.72 billion at a weighted average contractual rate of 1.50%. Short-term FHLB borrowings for this disclosure are defined as those with maturity dates within the next 12 months. The majority of the short-term FHLB borrowings amount related to borrowings associated with the leverage strategy. This compares to a balance of short-term FHLB borrowings outstanding at March 31, 2018 of $775.0 million at a weighted average contractual rate of 1.76%.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company's consolidated financial statements for the quarter ended March 31, 2018, or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action ("PCA"). As of March 31, 2018, the Bank and Company exceeded all regulatory capital requirements. The following table presents the regulatory capital ratios of the Bank and the Company at March 31, 2018.

				Regulatory
				Requirement For
			Minimum	Well-Capitalized
	Bank	Company	Regulatory	Status of Bank
	Ratios	Ratios	Requirement	Under PCA Provisions
Tier 1 leverage ratio	10.9%	12.3%	4.0%	5.0%
Common Equity Tier 1 capital ratio	27.1	30.6	4.5	6.5
Tier 1 capital ratio	27.1	30.6	6.0	8.0
Total capital ratio	27.3	30.7	8.0	10.0

The following table presents a reconciliation of equity under GAAP to regulatory capital amounts, as of March 31, 2018, for the Bank and the Company (dollars in thousands):

	Bank	Company
Total equity as reported under GAAP	$1,210,455	$1,364,740
AOCI	(5,159)	(5,159)
Total tier 1 capital	1,205,296	1,359,581
ACL	8,390	8,390
Total capital	$1,213,686	$1,367,971

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

Qualitative Disclosure about Market Risk
At March 31, 2018, the Bank's gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $65.6 million, or 0.72% of total assets, compared to $185.2 million, or 2.06% of total assets, at December 31, 2017. The decrease in the one-year gap amount was due primarily to a decrease in the amount of mortgage-related assets projected to reprice due to higher interest rates. As interest rates rise, borrowers have less economic incentive to refinance their mortgages and agency debt issuers have less economic incentive or opportunity to exercise their call options in order to issue new debt at lower interest rates. This increase in interest rates resulted in lower projected cash flows on these assets over the next year compared to December 31, 2017. The decrease in the projected cash flows on mortgage-related assets was partially offset by an increase in the amount of cash held at March 31, 2018.

The majority of interest-earning assets anticipated to reprice in the coming year are repayments and prepayments on mortgage loans and MBS, both of which include the option to prepay without a fee being paid by the contract holder. The amount of interest-bearing liabilities expected to reprice in a given period is not typically impacted significantly by changes in interest rates because the Bank's borrowings and certificate of deposit portfolios have contractual maturities and generally cannot be terminated early without a prepayment penalty. If interest rates were to increase 200 basis points, as of March 31, 2018, the Bank's one-year gap is projected to be $(327.0) million, or (3.59)% of total assets. This compares to a one-year gap of $(305.9) million, or (3.40)% of total assets, if interest rates were to have increased 200 basis points as of December 31, 2017.

During the current quarter, loan repayments totaled $246.9 million and cash flows from the securities portfolio totaled $115.9 million. The asset cash flows of $362.8 million were reinvested into new assets at current market interest rates. Total cash flows from fixed-rate liabilities that matured and repriced into current market interest rates during the current quarter were $337.2 million. These offsetting cash flows allow the Bank to manage its interest rate risk and gap position more precisely than if the Bank did not have offsetting cash flows due to its mix of assets or maturity structure of liabilities.

Other strategies include managing the Bank's wholesale assets and liabilities. The Bank primarily uses long-term fixed-rate borrowings with no embedded options to lengthen the average life of the Bank's liabilities. The fixed-rate characteristics of these borrowings lock-in the cost until maturity and thus decrease the amount of liabilities repricing as interest rates move higher compared to funding with lower-cost short-term borrowings. These borrowings are laddered in order to prevent large amounts of liabilities repricing in any one period. The WAL of the Bank's term borrowings as of March 31, 2018 was 2.0 years. However, including the impact of interest rate swaps related to $200.0 million of adjustable-rate FHLB advances, the WAL of the Bank's term borrowings as of March 31, 2018 was 2.4 years. The interest rate swaps effectively convert the adjustable-rate borrowings into long-term, fixed-rate liabilities.

The Bank uses the securities portfolio to shorten the average life of the Bank's assets. Purchases in the securities portfolio over the past few years have primarily been focused on callable agency debentures with maturities no longer than five years, shorter duration MBS, and adjustable-rate MBS. These securities have a shorter average life and provide a steady source of cash flow that can be reinvested as interest rates rise or used to purchase higher-yielding assets. The WAL of the Bank's securities portfolio as of March 31, 2018 was 2.7 years.

In addition to the wholesale strategies, the Bank has sought to increase core deposits and long-term certificates of deposit. Core deposits are expected to reduce the risk of higher interest rates because their interest rates are not expected to increase significantly as market interest rates rise. Specifically, checking accounts and savings accounts have had minimal interest rate fluctuations throughout historical interest rate cycles, though no assurance can be given that this will be the case in future interest rate cycles. The balances and rates of these accounts have historically tended to remain very stable over time, giving them the characteristic of long-term liabilities. The Bank uses historical data pertaining to these accounts to estimate their future balances. At March 31, 2018 the WAL of the Bank's non-maturity deposits was 12.8 years.

Over the last few years, the Bank has priced long-term certificates of deposit more aggressively than short-term certificates of deposit with the goal of giving customers incentive to move funds into longer-term certificates of deposit when interest rates were lower. The balance of our retail certificates of deposit with terms of 36 months or longer increased $322.6 million, or 24%, since March 31, 2015. Long-term certificates of deposit reduce the amount of liabilities repricing as interest rates rise in a given time period.

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

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$1,500,289	$1,804,630	$1,131,293	$2,740,192	$7,176,404
Securities(2)	541,501	398,983	198,197	135,930	1,274,611
Other interest-earning assets	123,624	—	—	—	123,624
Total interest-earning assets	2,165,414	2,203,613	1,329,490	2,876,122	8,574,639

Interest-bearing liabilities:
Non-maturity deposits(3)	302,698	346,441	260,384	1,709,792	2,619,315
Certificates of deposit	1,022,132	1,305,142	517,243	1,123	2,845,640
Borrowings(4)	775,000	1,100,000	300,000	142,557	2,317,557
Total interest-bearing liabilities	2,099,830	2,751,583	1,077,627	1,853,472	7,782,512

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$65,584	$(547,970)	$251,863	$1,022,650	$792,127

Cumulative excess of interest-earning assets over
interest-bearing liabilities	$65,584	$(482,386)	$(230,523)	$792,127

Cumulative excess of interest-earning assets over interest-bearing liabilities as a percent of total Bank assets at:
March 31, 2018	0.72%	(5.29)%	(2.53)%	8.69%
September 30, 2017	6.98

Cumulative one-year gap - interest rates +200 bps at:
March 31, 2018	(3.59)
September 30, 2017	0.88

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

(2)
MBS reflect projected prepayments at amortized cost. Investment securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of March 31, 2018, at amortized cost.

(3)
Although the Bank's checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts is based on assumptions developed from our actual experiences with these accounts. If all of the Bank's checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $2.25 billion, for a cumulative one-year gap of (24.7)% of total assets.

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

Change	Net Interest Income At
(in Basis Points)	March 31, 2018			September 30, 2017
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100 bp	$197,136	$(1,071)	(0.54)%	$181,200	$(6,623)	(3.53)%
000 bp	198,207	—	—	187,823	—	—
+100 bp	196,603	(1,604)	(0.81)	189,259	1,436	0.76
+200 bp	192,755	(5,452)	(2.75)	188,508	685	0.36
+300 bp	188,014	(10,193)	(5.14)	186,299	(1,524)	(0.81)

(1)	Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The net interest income projections were higher in all interest rate scenarios at March 31, 2018 compared to September 30, 2017. This was due primarily to enhancements in the Bank's deposit rate model to better align projected money market deposit rates with historical behavior and management's expectations. This change resulted in a decrease in the projected interest expense over the 12-month horizon compared to September 30, 2017. In addition, higher interest rates at March 31, 2018 resulted in an increase in the projected income on the Bank's interest-earning assets compared to September 30, 2017.

The net interest income projections decrease from the base case in all rising rate scenarios at March 31, 2018, while at September 30, 2017 the net interest income projection improved in the +100 and +200 basis point scenarios before decreasing in the +300 basis point scenario. This change was due primarily to a decrease in cash between the two periods as well as higher market interest rates at March 31, 2018, which reduced projected cash flows on mortgage-related assets, both of which resulted in a decrease in the level of earnings in the higher interest rate environments. The decrease in cash, which reprices daily, reduced the amount of assets projected to reprice in the twelve-month horizon. In addition, as interest rates rise, the one-year gap eventually becomes negative due to a reduction in cash flows from the Bank's mortgage-related assets and callable agency debentures. At March 31, 2018, as interest rates move higher, liabilities would reprice to higher interest rates at a faster pace than assets and have a negative impact on the Bank's net interest income projection. At September 30, 2017, modeled in the +300 basis point scenario, liabilities would reprice to higher interest rates at a faster pace than assets and have a negative impact on the Bank's net interest income projection.

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

Change	Market Value of Portfolio Equity At
(in Basis Points)	March 31, 2018			September 30, 2017
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100 bp	$1,533,601	$60,168	4.08%	$1,446,537	$(13,891)	(0.95)%
000 bp	1,473,433	—	—	1,460,428	—	—
+100 bp	1,302,270	(171,163)	(11.62)	1,352,558	(107,870)	(7.39)
+200 bp	1,088,704	(384,729)	(26.11)	1,173,891	(286,537)	(19.62)
+300 bp	868,254	(605,179)	(41.07)	969,747	(490,681)	(33.60)

(1)	Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The percentage change in the Bank's MVPE at March 31, 2018 was more adversely impacted in the increasing interest rate scenarios than at September 30, 2017. This was due to a decrease in cash held between the two periods as well as market interest rates being higher at March 31, 2018. The market value of cash is not impacted by changes in interest rates due to the fact that the interest rates on cash changes daily as short-term interest rates change. As long-term interest rates increase, repayments on mortgage-related assets are more likely to decrease and only be realized through significant changes in borrowers' lives such as divorce, death, job-related relocations, or other events as there is less economic incentive for borrowers to prepay their debt, resulting in an increase in the average life of mortgage-related assets. Similarly, call projections for the Bank's callable agency debentures decrease as interest rates rise, which results in cash flows related to these assets moving closer to the contractual maturity dates. The higher expected average lives of these assets, relative to the assumptions in the base case interest rate environment, increases the sensitivity of their market value to changes in interest rates. As a result, the projected decrease in the market value of the Bank's financial assets was more significant than the projected decrease in the market value of its financial liabilities, which resulted in a projected decrease in MVPE in all of the rising interest rate scenarios presented.

The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates for our interest-earning assets and interest-bearing liabilities as of March 31, 2018. Yields presented for interest-earning assets include the amortization of fees, costs, premiums and discounts which are considered adjustments to the yield. The interest rate presented for term borrowings is the effective rate, which includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The WAL presented for term borrowings includes the effect of interest rate swaps. The maturity and repricing terms presented for one- to four-family loans represent the contractual terms of the loan.

	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Investment securities	$293,113	1.61%	1.3	23.0%	3.3%
MBS - fixed	644,051	2.23	3.2	50.5	7.3
MBS - adjustable	338,354	2.70	3.0	26.5	3.9
Total securities	1,275,518	2.21	2.7	100.0%	14.5
Loans receivable:
Fixed-rate one- to four-family:
<= 15 years	1,164,767	3.08	4.1	16.2%	13.2
> 15 years	4,468,744	3.83	6.5	62.2	50.8
All other fixed-rate loans	276,262	4.20	4.6	3.8	3.1
Total fixed-rate loans	5,909,773	3.70	6.0	82.2	67.1
Adjustable-rate one- to four-family:
<= 36 months	255,774	1.82	3.4	3.6	2.9
> 36 months	848,455	3.12	2.8	11.8	9.7
All other adjustable-rate loans	173,740	5.01	3.9	2.4	2.0
Total adjustable-rate loans	1,277,969	3.12	3.0	17.8	14.6
Total loans receivable	7,187,742	3.60	5.5	100.0%	81.7
FHLB stock	195,626	6.74	1.0		2.2
Cash and cash equivalents	140,580	1.75	—		1.6
Total interest-earning assets	$8,799,466	3.44	4.9		100.0%

Non-maturity deposits	$2,508,553	0.25	12.8	46.8%	32.9%
Retail certificates of deposit	2,456,532	1.64	1.9	45.9	32.2
Public units	389,108	1.56	0.9	7.3	5.1
Total deposits	5,354,193	0.98	6.9	100.0%	70.2
Term borrowings	2,175,000	2.09	2.4	95.6%	28.5
FHLB line of credit	100,000	1.75	—	4.4	1.3
Total borrowings	2,275,000	2.08	2.3	100.0%	29.8
Total interest-bearing liabilities	$7,629,193	1.31	5.5		100.0%

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of March 31, 2018. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2018, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The following table summarizes our share repurchase activity during the three months ended March 31, 2018 and additional information regarding our share repurchase program. In October 2015, the Company announced a stock repurchase plan for up to $70.0 million of common stock. It is anticipated that shares will be purchased from time to time in the open-market based upon market conditions and available liquidity. There is no expiration for this repurchase plan.

				Approximate
	Total		Total Number of	Dollar Value of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
	Purchased	per Share	Announced Plans	Under the Plan
January 1, 2018 through
January 31, 2018	—	$—	—	$70,000,000
February 1, 2018 through
February 28, 2018	—	—	—	70,000,000
March 1, 2018 through
March 31, 2018	—	—	—	70,000,000
Total	—	—	—	70,000,000

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
The following information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, filed with the Securities and Exchange Commission on May 10, 2018, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at March 31, 2018 and September 30, 2017, (ii) Consolidated Statements of Income for the three and six months ended March 31, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2018 and 2017, (iv) Consolidated Statement of Stockholders' Equity for the six months ended March 31, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the six months ended March 31, 2018 and 2017, and (vi) Notes to the Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: May 10, 2018	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and Chief Executive Officer

Date: May 10, 2018	By:	/s/ Kent G. Townsend
Kent G. Townsend, Executive Vice President,
Chief Financial Officer and Treasurer