Form 10-Q
period 2018-06-30
Capitol Federal Financial Inc
filed 2018-08-09
CIK 1490906

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
_________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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

As of August 3, 2018, there were 138,263,635 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except per share amounts)

	June 30,	September 30,
	2018	2017
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $174,490 and $340,748)	$182,078	$351,659
Securities:
Available-for-sale ("AFS"), at estimated fair value (amortized cost of $556,257 and $410,541)	555,361	415,831
Held-to-maturity ("HTM"), at amortized cost (estimated fair value of $654,965 and $833,009)	664,522	827,738
Loans receivable, net (allowance for credit losses ("ACL") of $8,344 and $8,398)	7,239,384	7,195,071
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	100,694	100,954
Premises and equipment, net	85,604	84,818
Other assets	221,094	216,845
TOTAL ASSETS	$9,048,737	$9,192,916

LIABILITIES:
Deposits	$5,323,083	$5,309,868
FHLB borrowings	2,174,816	2,173,808
Repurchase agreements	100,000	200,000
Advance payments by borrowers for taxes and insurance	39,700	63,749
Income taxes payable, net	—	530
Deferred income tax liabilities, net	18,525	24,458
Accounts payable and accrued expenses	51,288	52,190
Total liabilities	7,707,412	7,824,603

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 138,256,735 and 138,223,835
shares issued and outstanding as of June 30, 2018 and September 30, 2017, respectively	1,383	1,382
Additional paid-in capital	1,168,325	1,167,368
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(36,756)	(37,995)
Retained earnings	204,610	234,640
Accumulated other comprehensive income ("AOCI"), net of tax	3,763	2,918
Total stockholders' equity	1,341,325	1,368,313
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,048,737	$9,192,916

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
INTEREST AND DIVIDEND INCOME:
Loans receivable	$64,893	$64,013	$193,276	$189,064
Cash and cash equivalents	7,221	5,619	22,230	12,720
Mortgage-backed securities ("MBS")	5,921	5,821	16,563	18,374
FHLB stock	2,819	3,114	9,115	9,153
Investment securities	1,307	1,063	3,395	3,301
Total interest and dividend income	82,161	79,630	244,579	232,612
INTEREST EXPENSE:
FHLB borrowings	18,501	17,884	55,190	50,772
Deposits	13,587	10,895	38,028	31,655
Repurchase agreements	640	1,487	2,665	4,461
Total interest expense	32,728	30,266	95,883	86,888
NET INTEREST INCOME	49,433	49,364	148,696	145,724
PROVISION FOR CREDIT LOSSES	—	—	—	—
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	49,433	49,364	148,696	145,724
NON-INTEREST INCOME:
Retail fees and charges	3,915	3,832	11,550	11,123
Income from bank-owned life insurance ("BOLI")	510	573	1,320	1,669
Other non-interest income	999	1,055	3,345	3,509
Total non-interest income	5,424	5,460	16,215	16,301
NON-INTEREST EXPENSE:
Salaries and employee benefits	11,936	11,210	33,631	32,388
Information technology and related expense	3,363	2,922	10,316	8,524
Occupancy, net	2,787	2,659	8,391	8,098
Deposit and loan transaction costs	1,437	1,304	4,157	3,918
Regulatory and outside services	1,628	1,383	3,919	3,994
Advertising and promotional	1,490	1,322	3,512	3,275
Federal insurance premium	813	879	2,512	2,651
Office supplies and related expense	455	492	1,339	1,470
Other non-interest expense	602	474	2,368	1,861
Total non-interest expense	24,511	22,645	70,145	66,179
INCOME BEFORE INCOME TAX EXPENSE	30,346	32,179	94,766	95,846
INCOME TAX EXPENSE	7,974	10,809	17,228	32,311
NET INCOME	$22,372	$21,370	$77,538	$63,535

Basic earnings per share ("EPS")	$0.17	$0.16	$0.58	$0.47
Diluted EPS	$0.17	$0.16	$0.58	$0.47
Dividends declared per share	$0.34	$0.34	$0.80	$0.80

Basic weighted average common shares	134,484,240	134,253,690	134,428,280	134,004,281
Diluted weighted average common shares	134,529,953	134,359,770	134,490,555	134,189,758

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$22,372	$21,370	$77,538	$63,535
Other comprehensive income (loss), net of tax:
Changes in unrealized gains (losses) on AFS securities,
net of taxes of $437, $345, $1,756 and $1,374	(1,366)	(567)	(4,430)	(2,260)
Changes in unrealized gains (losses) on cash flow hedges,
net of taxes of $9, $0, $(1,858) and $0	(30)	—	4,608	—
Comprehensive income	$20,976	$20,803	$77,716	$61,275

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)

		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at September 30, 2016	$1,375	$1,156,855	$(39,647)	$268,466	$5,915	$1,392,964
Net income				63,535		63,535
Other comprehensive loss, net of tax					(2,260)	(2,260)
ESOP activity, net		621	1,239			1,860
Restricted stock activity, net		51				51
Stock-based compensation		419				419
Stock options exercised	7	8,962				8,969
Cash dividends to stockholders ($0.80 per share)				(106,552)		(106,552)
Balance at June 30, 2017	$1,382	$1,166,908	$(38,408)	$225,449	$3,655	$1,358,986

Balance at September 30, 2017	$1,382	$1,167,368	$(37,995)	$234,640	$2,918	$1,368,313
Net income				77,538		77,538
Other comprehensive income, net of tax					178	178
Reclassification of certain tax effects related to adoption of Accounting Standards Update ("ASU") 2018-02				(667)	667	—
ESOP activity, net		410	1,239			1,649
Stock-based compensation		280				280
Cumulative effect of adopting ASU 2016-09		19		(19)		—
Stock options exercised	1	248				249
Cash dividends to stockholders ($0.80 per share)				(106,882)		(106,882)
Balance at June 30, 2018	$1,383	$1,168,325	$(36,756)	$204,610	$3,763	$1,341,325

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Nine Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$77,538	$63,535
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(9,115)	(9,153)
Originations of loans receivable held-for-sale ("LHFS")	(777)	—
Proceeds from sales of LHFS	16,423	—
Amortization and accretion of premiums and discounts on securities	2,478	3,487
Depreciation and amortization of premises and equipment	6,275	5,784
Amortization of deferred amounts related to FHLB advances, net	1,008	1,083
Common stock committed to be released for allocation - ESOP	1,649	1,860
Stock-based compensation	280	419
Changes in deferred income tax liabilities, net	(6,038)	—
Changes in cash collateral received from derivative counterparty, net	6,071	—
Changes in:
Other assets, net	444	34
Income taxes payable, net	(531)	1,672
Accounts payable and accrued expenses	(5,643)	(11,612)
Net cash provided by operating activities	90,062	57,109

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(312,285)	(37,425)
Proceeds from calls, maturities and principal reductions of AFS securities	164,446	108,170
Proceeds from calls, maturities and principal reductions of HTM securities	160,792	206,378
Proceeds from sale of AFS securities	2,078	—
Proceeds from the redemption of FHLB stock	195,246	292,400
Purchase of FHLB stock	(185,871)	(274,316)
Net increase in loans receivable	(61,681)	(284,728)
Purchase of premises and equipment	(7,062)	(6,509)
Proceeds from sale of other real estate owned ("OREO")	2,161	4,297
Net cash (used in) provided by investing activities	(42,176)	8,267

		(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Nine Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(106,882)	(106,552)
Net change in deposits	13,215	103,667
Proceeds from borrowings	14,900,100	2,100,100
Repayments on borrowings	(15,000,100)	(2,500,100)
Net change in short-term borrowings	—	200,000
Change in advance payments by borrowers for taxes and insurance	(24,049)	(22,975)
Stock options exercised	249	8,642
Excess tax benefits from stock options	—	327
Net cash used in financing activities	(217,467)	(216,891)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(169,581)	(151,515)

CASH AND CASH EQUIVALENTS:
Beginning of period	351,659	281,764
End of period	$182,078	$130,249

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Loans transferred to LHFS	$15,814	$—

See accompanying notes to consolidated financial statements.		(Concluded)

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

Recent Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers. The ASU, as amended, implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the amended guidance identifies specific steps an entity should apply in order to achieve this principle. The amended guidance requires entities to disclose both quantitative and qualitative information regarding contracts with customers. ASU 2014-09 will become effective for the Company on October 1, 2018. The majority of the Company's revenue is composed of interest income from loans and securities which are explicitly excluded from the amended ASU; therefore the amended ASU will likely not have a material impact to the Company's consolidated financial condition and results of operations, but it will likely result in expanded disclosures. The Company has completed its identification of revenue within the scope of the ASU and is in the process of evaluating the need for additional disclosures, the timing of recognition for the applicable revenue streams, and the presentation of certain revenues and expenses on a net basis.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments, Recognition and Measurement of Financial Assets and Liabilities. The ASU supersedes certain accounting guidance related to equity securities with readily determinable fair values and the related impairment assessment. An entity's equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this ASU. The ASU requires public business entities to utilize the exit price notation in determining fair value for financial instruments measured at amortized cost on the balance sheet. The ASU requires additional reporting in other comprehensive income for financial liabilities measured at fair value in accordance with the fair value option. The ASU also requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balances or in the notes to the financial statements. ASU 2016-01 will become effective for the Company on October 1, 2018. The Company does not currently hold any equity investments included within the scope of the ASU. The Company is currently evaluating the impact the ASU may have on the Company's consolidated financial condition, results of operations and disclosures. Based on the Company's preliminary analysis, the ASU it is not expected to have a material impact when adopted. Upon adoption, the exit price notion will be utilized when determining the fair value of financial instruments measured at amortized cost in the Company's fair value disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. The ASU amends lease accounting guidance by requiring that lessees recognize the assets and liabilities arising from leases on the balance sheet. Additionally, the ASU requires entities to disclose both quantitative and qualitative information regarding their leasing activities. The accounting applied by a lessor is largely unchanged from that applied under the previous guidance. ASU 2016-02 will become effective for the Company on October 1, 2019. In July 2018, the FASB issued ASU 2018-11, Leases, which provides entities with relief from the costs of implementation by allowing the option to not restate comparative periods as part of the transition. The Company expects to select the transition relief provisions. The

Company has substantially completed its development of a lease inventory and is developing an internal lease data collection, organization, and computing platform for compliance with this standard. The Company expects to recognize right-of-use assets and lease liabilities for substantially all of its operating lease commitments based on the present value of unpaid lease payments as of the date of adoption. The Company is continuing to evaluate the impact this ASU may have on the Company's consolidated financial condition, results of operations and disclosures.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU replaces the incurred loss impairment methodology in current GAAP, which requires credit losses to be recognized when it is probable that a loss has been incurred, with a new impairment methodology. The new impairment methodology requires an entity to measure, at each reporting date, the expected credit losses of financial assets not measured at fair value, such as loans, HTM debt securities, and loan commitments, over their contractual lives. Under the new impairment methodology, expected credit losses will be measured at each reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Additionally, the ASU amends the current credit loss measurements for AFS debt securities. Credit losses related to AFS debt securities will be recorded through the ACL rather than as a direct write-down as per current GAAP. The ASU also requires enhanced disclosures related to credit quality and significant estimates and judgments used by management when estimating credit losses. The ASU will become effective for the Company on October 1, 2020. The Company has formed a cross-functional working group comprised of individuals from various functional areas to assist with the implementation of the ASU. The Company is currently in the process of analyzing third-party vendor solutions to assist in the application of this ASU. While we are currently unable to reasonably estimate the impact of adopting this ASU, we expect the impact of adoption will be influenced by the composition of our loan and securities portfolios as well as the economic conditions and forecasts at the time of adoption.

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income. The ASU helps organizations address certain stranded income tax effects in AOCI resulting from the tax legislation enacted by the U.S. government on December 22, 2017 commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") by allowing the reclassification of these amounts from AOCI to retained earnings. The effective date of this ASU for the Company is October 1, 2019, with early adoption permitted. The Company elected to early-adopt this ASU during the current fiscal year and reclassify the related tax effects from the enactment of the Tax Act, specifically those related to the change in the federal corporate tax rate, from AOCI to retained earnings. The reclassification was applied prospectively and is reflected in the Consolidated Statements of Stockholders' Equity. The Company releases the income tax effects of unrealized gains and losses related to AFS securities on a portfolio basis.

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

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share amounts)
Net income	$22,372	$21,370	$77,538	$63,535
Income allocated to participating securities	(9)	(11)	(32)	(36)
Net income available to common stockholders	$22,363	$21,359	$77,506	$63,499

Average common shares outstanding	134,401,188	134,170,638	134,386,678	133,962,680
Average committed ESOP shares outstanding	83,052	83,052	41,602	41,601
Total basic average common shares outstanding	134,484,240	134,253,690	134,428,280	134,004,281

Effect of dilutive stock options	45,713	106,080	62,275	185,477

Total diluted average common shares outstanding	134,529,953	134,359,770	134,490,555	134,189,758

Net EPS:
Basic	$0.17	$0.16	$0.58	$0.47
Diluted	$0.17	$0.16	$0.58	$0.47

Antidilutive stock options, excluded from the diluted average
common shares outstanding calculation	578,777	492,360	541,493	202,718

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS and HTM securities at the dates presented. The majority of the MBS and investment securities portfolios are composed of securities issued by United States government-sponsored enterprises ("GSEs").

	June 30, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
MBS	$314,192	$3,917	$2,121	$315,988
GSE debentures	240,543	102	2,779	237,866
Municipal bonds	1,522	—	15	1,507
	$556,257	$4,019	$4,915	$555,361
HTM:
MBS	$642,281	$5,124	$14,576	$632,829
Municipal bonds	22,241	3	108	22,136
	$664,522	$5,127	$14,684	$654,965

	September 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$271,300	$16	$587	$270,729
MBS	135,644	5,923	51	141,516
Trust preferred securities	2,067	—	16	2,051
Municipal bonds	1,530	5	—	1,535
	$410,541	$5,944	$654	$415,831
HTM:
MBS	$800,931	$10,460	$5,295	$806,096
Municipal bonds	26,807	119	13	26,913
	$827,738	$10,579	$5,308	$833,009

The following tables summarize the estimated fair value and gross unrealized losses of those securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	June 30, 2018
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	$123,539	$1,460	$98,653	$1,319
MBS	215,904	2,116	591	5
Municipal bonds	1,507	15	—	—
	$340,950	$3,591	$99,244	$1,324

HTM:
MBS	$200,386	$4,206	$255,472	$10,370
Municipal bonds	18,229	108	—	—
	$218,615	$4,314	$255,472	$10,370

	September 30, 2017
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
AFS:
GSE debentures	$224,421	$539	$24,952	$48
MBS	9,648	46	673	5
Trust preferred securities	—	—	2,051	16
	$234,069	$585	$27,676	$69

HTM:
MBS	$259,200	$1,582	$201,094	$3,713
Municipal bonds	5,638	8	1,460	5
	$264,838	$1,590	$202,554	$3,718

The unrealized losses at June 30, 2018 and September 30, 2017 were primarily a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary. Therefore, these securities have not been classified as other-than-temporarily impaired. The impairment is also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities, nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity. As a result of the analysis, management has concluded that no other-than-temporary impairments existed at June 30, 2018 or September 30, 2017.

The amortized cost and estimated fair value of debt securities as of June 30, 2018, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without prepayment penalty. For this reason, MBS are not included in the maturity categories.

	AFS		HTM
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
One year or less	$50,000	$49,758	$5,102	$5,098
One year through five years	192,065	189,615	17,139	17,038
	242,065	239,373	22,241	22,136
MBS	314,192	315,988	642,281	632,829
	$556,257	$555,361	$664,522	$654,965

The following table presents the taxable and non-taxable components of interest income on investment securities for the periods presented.

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Taxable	$1,214	$941	$3,092	$2,905
Non-taxable	93	122	303	396
	$1,307	$1,063	$3,395	$3,301

The following table summarizes the carrying value of securities pledged as collateral for the obligations indicated below as of the dates presented.

	June 30, 2018	September 30, 2017
	(Dollars in thousands)
Public unit deposits	$454,721	$499,993
Repurchase agreements	108,546	214,298
Federal Reserve Bank of Kansas City ("FRB of Kansas City")	7,959	11,769
	$571,226	$726,060

During the current year nine month period, the Company sold trust preferred securities and received proceeds of $2.1 million. The Company recognized a gain of $9 thousand on the sale. All other dispositions of securities during the period were the result of principal repayments, calls, or maturities.

4. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at the dates presented is summarized as follows:

	June 30, 2018	September 30, 2017
	(Dollars in thousands)
Real estate loans:
One- to four-family:
Originated	$3,931,251	$3,959,232
Correspondent purchased	2,514,929	2,445,311
Bulk purchased	309,837	351,705
Construction	27,565	30,647
Total	6,783,582	6,786,895
Commercial:
Permanent	274,410	183,030
Construction	44,645	86,952
Total	319,055	269,982
Total real estate loans	7,102,637	7,056,877

Consumer loans:
Home equity	119,079	122,066
Other	4,453	3,808
Total consumer loans	123,532	125,874

Total loans receivable	7,226,169	7,182,751

Less:
ACL	8,344	8,398
Discounts/unearned loan fees	25,124	24,962
Premiums/deferred costs	(46,683)	(45,680)
	$7,239,384	$7,195,071

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

The following tables present the recorded investment, by class, in loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total recorded investment at the dates presented. The recorded investment in loans is defined as the unpaid principal balance of a loan, less charge-offs and inclusive of unearned loan fees and deferred costs. At June 30, 2018 and September 30, 2017, all loans 90 or more days delinquent were on nonaccrual status.

	June 30, 2018
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family - originated	$7,614	$5,028	$12,642	$3,932,144	$3,944,786
One- to four-family - correspondent	1,776	880	2,656	2,547,714	2,550,370
One- to four-family - bulk purchased	3,802	2,612	6,414	304,863	311,277
Commercial real estate	41	—	41	317,722	317,763
Consumer - home equity	341	423	764	118,315	119,079
Consumer - other	22	2	24	4,429	4,453
	$13,596	$8,945	$22,541	$7,225,187	$7,247,728

	September 30, 2017
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family - originated	$13,216	$5,500	$18,716	$3,956,598	$3,975,314
One- to four-family - correspondent	1,855	92	1,947	2,477,916	2,479,863
One- to four-family - bulk purchased	3,233	3,399	6,632	346,807	353,439
Commercial real estate	—	—	—	268,979	268,979
Consumer - home equity	467	406	873	121,193	122,066
Consumer - other	33	4	37	3,771	3,808
	$18,804	$9,401	$28,205	$7,175,264	$7,203,469

The recorded investment in mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of June 30, 2018 and September 30, 2017 was $2.8 million and $4.3 million, respectively, which is included in loans 90 or more days delinquent or in foreclosure in the table above.   The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure was $897 thousand at June 30, 2018 and $1.4 million at September 30, 2017.

The following table presents the recorded investment, by class, in loans classified as nonaccrual at the dates presented.

	June 30, 2018	September 30, 2017
	(Dollars in thousands)
One- to four-family - originated	$7,490	$10,054
One- to four-family - correspondent	977	1,804
One- to four-family - bulk purchased	2,964	4,264
Commercial real estate	—	—
Consumer - home equity	492	519
Consumer - other	2	4
	$11,925	$16,645

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

	June 30, 2018		September 30, 2017
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family - originated	$8,867	$22,892	$7,031	$30,059
One- to four-family - correspondent	885	3,497	261	3,800
One- to four-family - bulk purchased	—	6,765	—	8,005
Commercial real estate	41	—	—	—
Consumer - home equity	286	889	9	1,032
Consumer - other	—	3	—	4
	$10,079	$34,046	$7,301	$42,900

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

	June 30, 2018		September 30, 2017
	Credit Score	LTV	Credit Score	LTV
One- to four-family - originated	768	63%	767	63%
One- to four-family - correspondent	764	67	764	68
One- to four-family - bulk purchased	759	62	757	63
Consumer - home equity	755	19	755	19
	766	63	765	64

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

	For the Three Months Ended			For the Nine Months Ended
	June 30, 2018			June 30, 2018
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
(Dollars in thousands)
One- to four-family - originated	1	$40	$47	4	$207	$223
One- to four-family - correspondent	1	97	97	1	97	97
One- to four-family - bulk purchased	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Consumer - home equity	—	—	—	—	—	—
Consumer - other	—	—	—	—	—	—
	2	$137	$144	5	$304	$320

	For the Three Months Ended			For the Nine Months Ended
	June 30, 2017			June 30, 2017
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family - originated	28	$2,447	$2,518	109	$11,735	$12,195
One- to four-family - correspondent	7	1,435	1,443	10	1,695	1,704
One- to four-family - bulk purchased	1	344	348	3	1,031	1,048
Commercial real estate	—	—	—	—	—	—
Consumer - home equity	3	51	53	17	368	380
Consumer - other	—	—	—	—	—	—
	39	$4,277	$4,362	139	$14,829	$15,327

The following table provides information on TDRs that became delinquent during the periods presented within 12 months after being restructured.

	For the Three Months Ended				For the Nine Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
One- to four-family - originated	1	$34	14	$1,439	20	$1,288	36	$3,486
One- to four-family - correspondent	—	—	1	119	1	124	1	119
One- to four-family - bulk purchased	—	—	1	354	3	1,040	1	354
Commercial real estate	—	—	—	—	—	—	—	—
Consumer - home equity	—	—	6	93	4	133	15	432
Consumer - other	—	—	—	—	—	—	—	—
	1	$34	22	$2,005	28	$2,585	53	$4,391

Impaired loans - The following information pertains to impaired loans, by class, as of the dates presented. All impaired loans were individually evaluated for loss and all losses were charged-off, resulting in no related ACL for these loans.

	June 30, 2018		September 30, 2017
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal
	Investment	Balance	Investment	Balance
	(Dollars in thousands)
One- to four-family - originated	$20,662	$21,329	$30,251	$30,953
One- to four-family - correspondent	2,926	3,023	3,800	3,771
One- to four-family - bulk purchased	6,041	7,005	7,403	8,606
Commercial real estate	—	—	—	—
Consumer - home equity	535	767	775	997
Consumer - other	—	29	—	24
	$30,164	$32,153	$42,229	$44,351

The following information pertains to impaired loans, by class, for the periods presented. During the fourth quarter of fiscal year 2017, management refined its methodology for classifying loans as impaired. The change resulting from this refinement was immaterial. Impaired loans include loans partially charged-off and TDRs.

	For the Three Months Ended				For the Nine Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
With no related allowance recorded
One- to four-family - originated	$21,939	$236	$24,342	$230	$25,254	$784	$23,478	$653
One- to four-family - correspondent	3,055	24	3,497	32	3,351	88	3,463	91
One- to four-family - bulk purchased	6,113	48	9,950	49	6,563	143	10,490	144
Commercial real estate	—	—	—	—	—	—	—	—
Consumer - home equity	552	10	1,095	12	609	29	1,043	75
Consumer - other	—	—	4	—	—	—	8	—
	31,659	318	38,888	323	35,777	1,044	38,482	963
With an allowance recorded
One- to four-family - originated	—	—	12,787	117	—	—	12,878	367
One- to four-family - correspondent	—	—	2,405	20	—	—	2,150	52
One- to four-family - bulk purchased	—	—	1,136	7	—	—	1,358	17
Commercial real estate	—	—	—	—	—	—	—	—
Consumer - home equity	—	—	444	4	—	—	525	33
Consumer - other	—	—	12	—	—	—	12	—
	—	—	16,784	148	—	—	16,923	469
Total
One- to four-family - originated	21,939	236	37,129	347	25,254	784	36,356	1,020
One- to four-family - correspondent	3,055	24	5,902	52	3,351	88	5,613	143
One- to four-family - bulk purchased	6,113	48	11,086	56	6,563	143	11,848	161
Commercial real estate	—	—	—	—	—	—	—	—
Consumer - home equity	552	10	1,539	16	609	29	1,568	108
Consumer - other	—	—	16	—	—	—	20	—
	$31,659	$318	$55,672	$471	$35,777	$1,044	$55,405	$1,432

Allowance for Credit Losses - The following is a summary of ACL activity, by loan portfolio segment, for the periods presented, and the ending balance of ACL based on the Company's impairment methodology.

	For the Three Months Ended June 30, 2018
	One- to Four-Family
		Correspondent	Bulk		Commercial
	Originated	Purchased	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning balance	$3,156	$2,034	$1,000	$6,190	$2,038	$162	$8,390
Charge-offs	(51)	—	—	(51)	—	(3)	(54)
Recoveries	4	—	—	4	—	4	8
Provision for credit losses	(80)	(111)	—	(191)	192	(1)	—
Ending balance	$3,029	$1,923	$1,000	$5,952	$2,230	$162	$8,344

	For the Nine Months Ended June 30, 2018
	One- to Four-Family
		Correspondent	Bulk		Commercial
	Originated	Purchased	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning balance	$3,173	$1,922	$1,000	$6,095	$2,112	$191	$8,398
Charge-offs	(122)	(128)	—	(250)	—	(38)	(288)
Recoveries	21	—	196	217	—	17	234
Provision for credit losses	(43)	129	(196)	(110)	118	(8)	—
Ending balance	$3,029	$1,923	$1,000	$5,952	$2,230	$162	$8,344

	For the Three Months Ended June 30, 2017
	One- to Four-Family
		Correspondent	Bulk		Commercial
	Originated	Purchased	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning balance	$3,351	$1,940	$1,000	$6,291	$1,885	$271	$8,447
Charge-offs	(4)	—	(25)	(29)	—	(12)	(41)
Recoveries	3	—	69	72	—	8	80
Provision for credit losses	(128)	(24)	(44)	(196)	204	(8)	—
Ending balance	$3,222	$1,916	$1,000	$6,138	$2,089	$259	$8,486

	For the Nine Months Ended June 30, 2017
	One- to Four-Family
		Correspondent	Bulk		Commercial
	Originated	Purchased	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning balance	$3,928	$2,102	$1,065	$7,095	$1,208	$237	$8,540
Charge-offs	(45)	—	(73)	(118)	—	(37)	(155)
Recoveries	3	—	69	72	—	29	101
Provision for credit losses	(664)	(186)	(61)	(911)	881	30	—
Ending balance	$3,222	$1,916	$1,000	$6,138	$2,089	$259	$8,486

The following is a summary of the loan portfolio and related ACL balances, at the dates presented, by loan portfolio segment disaggregated by the Company's impairment method. There was no ACL for loans individually evaluated for impairment at either date as all losses were charged-off.

	June 30, 2018
	One- to Four-Family
		Correspondent	Bulk		Commercial
	Originated	Purchased	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$3,924,124	$2,547,444	$305,236	$6,776,804	$317,763	$122,997	$7,217,564

Recorded investment in loans
individually evaluated for impairment	20,662	2,926	6,041	29,629	—	535	30,164
	$3,944,786	$2,550,370	$311,277	$6,806,433	$317,763	$123,532	$7,247,728

ACL for loans collectively
evaluated for impairment	$3,029	$1,923	$1,000	$5,952	$2,230	$162	$8,344

	September 30, 2017
	One- to Four-Family
		Correspondent	Bulk		Commercial
	Originated	Purchased	Purchased	Total	Real Estate	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$3,945,063	$2,476,063	$346,035	$6,767,161	$268,979	$125,100	$7,161,240

Recorded investment in loans
individually evaluated for impairment	30,251	3,800	7,404	41,455	—	774	42,229
	$3,975,314	$2,479,863	$353,439	$6,808,616	$268,979	$125,874	$7,203,469

ACL for loans collectively
evaluated for impairment	$3,173	$1,922	$1,000	$6,095	$2,112	$191	$8,398

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

Management estimates the effective income tax rate for fiscal year 2018 will be between 20% and 21% which is significantly lower than the effective tax rate of 34.2% for fiscal year 2017. The effective income tax rate is anticipated to be lower in the current fiscal year than the prior fiscal year due primarily to the revaluation of the Company's deferred tax assets and liabilities along with a lower blended statutory federal income tax rate. During the December 31, 2017 quarter, management reviewed the carrying value of the Bank's low income housing partnership investments in relation to the remaining tax benefits, considering the reduction in the corporate income tax rate, and determined there was no impairment present.

6. REPURCHASE AGREEMENTS
At June 30, 2018 and September 30, 2017, the Company had repurchase agreements outstanding in the amount of $100.0 million and $200.0 million, respectively, with a weighted average contractual rate of 2.53% and 2.94%, respectively. The $100.0 million outstanding at June 30, 2018 is scheduled to mature during fiscal year 2020. All of the Company's repurchase agreements at June 30, 2018 and September 30, 2017 were fixed-rate. See Note 3 for information regarding the amount of securities pledged as collateral in conjunction with repurchase agreements. Securities are delivered to the party with whom each transaction is executed and the party agrees to resell the same securities to the Bank at the maturity of the agreement. The Bank retains the right to substitute similar securities throughout the terms of the agreements. The repurchase agreements and collateral are subject to valuation at current market levels and the Bank may ask for the return of excess collateral or be required to post additional collateral due to changes in the market values of these items. The Bank may also be required to post additional collateral as a result of principal payments received on the securities pledged.

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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. The majority of the securities within the AFS portfolio were issued by GSEs. The Company primarily uses prices obtained from third party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third party pricing service when determining the fair value of its securities during the nine months ended June 30, 2018 or during fiscal year 2017. The Company's major security types, based on the nature and risks of the securities, are:

•
GSE Debentures - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for similar securities. (Level 2)

•
MBS - Estimated fair values are based on a discounted cash flow method. Cash flows are determined based on prepayment projections of the underlying mortgages and are discounted using current market yields for benchmark securities. (Level 2)

•
Municipal Bonds - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for securities with similar credit profiles. (Level 2)

•
Trust Preferred Securities - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking prepayment and underlying credit considerations into account. The discount rates are derived from secondary trades and bid/offer prices. (Level 3)

Interest Rate Swaps - The Company's interest rate swaps are designated as cash flow hedges and are reported at fair value in other assets on the consolidated balance sheet if in a gain position, and in accounts payable and accrued expenses if in a loss position, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. The estimated fair value of the interest rates swaps are obtained from the counterparty and are determined using a discounted cash flow analysis using observable market-based inputs. On a quarterly basis, management corroborates the estimated fair values by internally calculating the estimated fair value using a discounted cash flow analysis using independent observable market-based inputs from a third party. The Company did not make any adjustments to the estimated fair value during the nine months ended June 30, 2018 or during fiscal year 2017. (Level 2)

The following tables provide the level of valuation assumption used to determine the carrying value of the Company's financial instruments measured at fair value on a recurring basis at the dates presented.

	June 30, 2018
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
GSE debentures	$237,866	$—	$237,866	$—
MBS	315,988	—	315,988	—
Municipal bonds	1,507	—	1,507	—
	555,361	—	555,361	—
Interest Rate Swaps	5,868	—	5,868	—
	$561,229	$—	$561,229	$—

	September 30, 2017
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
GSE debentures	$270,729	$—	$270,729	$—
MBS	141,516	—	141,516	—
Municipal bonds	1,535	—	1,535	—
Trust preferred securities	2,051	—	—	2,051
	$415,831	$—	$413,780	$2,051

Liabilities:
Interest Rate Swaps	$598	$—	$598	$—

The Company sold its Level 3 AFS security during the nine months ended June 30, 2018, received proceeds of $2.1 million, and recognized a gain on sale of $9 thousand, which is included in other non-interest income in the Company's consolidated statement of income. The Company's Level 3 AFS securities had no activity during the three and nine months ended June 30, 2017, except for principal repayments of $13 thousand and $75 thousand, respectively, an increase in net unrealized losses of $4 thousand for the three months ended June 30, 2017 and a decrease in net unrealized losses $121 thousand for the nine months ended June 30, 2017, which are included in other comprehensive income.

The following is a description of valuation methodologies used for significant financial instruments measured at fair value on a non-recurring basis.

Loans Receivable - The amount of loans individually evaluated for impairment on a non-recurring basis during the nine months ended June 30, 2018 and 2017 that were still held in the portfolio as of June 30, 2018 and 2017 was $5.8 million and $22.4 million, respectively. All of these loans were secured by residential real estate and were individually evaluated to determine if the carrying value of the loan was in excess of the fair value of the collateral, less estimated selling costs of 10%. Fair values were estimated through current appraisals. Management does not adjust or apply a discount to the appraised value, except for the estimated sales cost noted above. The primary significant unobservable input for loans individually evaluated for impairment was the appraisal. Fair values of loans individually evaluated for impairment cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan and, as such, are classified as Level 3. Based on this evaluation, the Bank charged-off all loss amounts as of June 30, 2018 and 2017; therefore, the fair value was equal to the carrying value and there was no ACL related to these loans.

OREO - OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower of cost or fair value. Fair value is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value or listing price, except for the estimated sales costs noted above. The primary significant unobservable input for OREO was the appraisal or listing price. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property and, as such, are classified as Level 3. The fair value of OREO measured on a non-recurring basis during the nine months ended June 30, 2018 and 2017 that was still held in the portfolio as of June 30, 2018 and 2017 was $897 thousand and $1.9 million, respectively. The carrying value of the properties equaled the fair value of the properties at June 30, 2018 and 2017.

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

The carrying amounts and estimated fair values of the Company's financial instruments, at the dates presented, were as follows:

	June 30, 2018		September 30, 2017
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$182,078	$182,078	$351,659	$351,659
AFS securities	555,361	555,361	415,831	415,831
HTM securities	664,522	654,965	827,738	833,009
Loans receivable	7,239,384	7,169,554	7,195,071	7,354,100
FHLB stock	100,694	100,694	100,954	100,954
Interest rate swaps	5,868	5,868	—	—
Liabilities:
Deposits	5,323,083	5,293,281	5,309,868	5,318,249
FHLB borrowings	2,174,816	2,148,525	2,173,808	2,182,841
Repurchase agreements	100,000	99,244	200,000	202,004
Interest rate swaps	—	—	598	598

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

Deposits - The estimated fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date. The estimated fair value of these deposits at June 30, 2018 and September 30, 2017 was $2.48 billion and $2.40 billion, respectively. (Level 1) The fair value of certificates of deposit is estimated by discounting future cash flows using current London Interbank Offered Rates ("LIBOR"). The estimated fair value of certificates of deposit at June 30, 2018 and September 30, 2017 was $2.81 billion and $2.92 billion, respectively. (Level 2)

FHLB borrowings and repurchase agreements - The fair value of fixed-maturity borrowed funds is estimated by discounting estimated future cash flows using current offer rates. (Level 2) The carrying value of FHLB line of credit is considered to approximate its fair value due to the nature of the financial liability. (Level 1)
Interest rate swaps - The fair value of the interest rate swaps was determined using discounted cash flow analysis using observable market-based inputs. (Level 2)

8. OTHER COMPREHENSIVE INCOME
The following tables present the changes in the components of AOCI, net of tax, for the three and nine months ended June 30, 2018. During the three and nine months ended June 30, 2017, the only changes in AOCI, net of tax, were related to unrealized gains (losses) on AFS securities and there were no amounts reclassified from AOCI.

	For the Three Months Ended June 30, 2018
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(dollars in thousands)
Beginning balance	$687	$4,472	$5,159
Other comprehensive income (loss), before reclassifications	(1,366)	(1)	(1,367)
Amount reclassified from AOCI	—	(29)	(29)
Other comprehensive income (loss)	(1,366)	(30)	(1,396)
Ending balance	$(679)	$4,442	$3,763

	For the Nine Months Ended June 30, 2018
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(dollars in thousands)
Beginning balance	$3,290	$(372)	$2,918
Other comprehensive income (loss), before reclassifications	(4,430)	5,051	621
Amount reclassified from AOCI	—	(443)	(443)
Other comprehensive income (loss)	(4,430)	4,608	178
Reclassification of certain income tax effects related to adoption of ASU 2018-02	461	206	667
Ending balance	$(679)	$4,442	$3,763

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

•	implementing business initiatives may be more difficult or expensive than anticipated;

•	significant litigation;

•	technological changes;

•	our ability to maintain the security of our financial, accounting, technology, and other operating systems and facilities, including the ability to withstand cyber-attacks;

•	acquisitions and dispositions;

•
the expected cost savings, synergies and other benefits from the acquisition of Capital City Bancshares, Inc. ("CCB") might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters might be greater than expected;

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

On April 30, 2018, the Company and CCB, the parent company of Capital City Bank, announced the signing of a definitive agreement and plan of merger pursuant to which CCB will merge with and into the Company. Immediately upon closing the merger, Capital City Bank will merge with and into the Bank. As of June 30, 2018, the Company has recognized approximately $500 thousand in acquisition-related expenses. The transaction is currently expected to close in the fourth quarter of fiscal year 2018, during which the Company anticipates that approximately $700 thousand of additional acquisition-related expenses will be recognized.

As a result of the merger, the Bank will enter the commercial banking business through the origination of commercial lending products, offering of commercial deposit services, and will begin offering trust services. The benefits of the commercial banking business may include the following:

•	the ability to change the mix of the loan portfolio by reinvesting repayments of correspondent loans into the commercial loan portfolio,

•	the potential reduction in the cost of funds as a result of having the ability to replace Federal Home Loan Bank borrowings with lower-costing commercial deposits,

•	the potential reduction in the Bank's loans-to-deposits ratio as a result of an increase in commercial deposits, and

•	the increased diversification of revenue streams and increased cross-selling opportunities resulting from access to new products and a new customer base.

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

Local economic conditions have a significant impact on the ability of borrowers to repay loans and the value of the collateral securing these loans. The industries in the Bank's local market areas, where the properties securing approximately 67% of the Bank's one- to four-family loans are located, are diversified, especially in the Kansas City metropolitan statistical area, which comprises the largest segment of our loan portfolio and deposit base. As of June 2018, the unemployment rate was 3.4% for Kansas and 3.5% for Missouri, compared to the national average of 4.0%, based on information from the Bureau of Labor Statistics. The Kansas City market area has an average household income of approximately $80 thousand per annum, based on 2017 estimates from Claritas Pop-Facts Premier. The average household income in our combined local market areas is approximately $76 thousand per annum, with 91% of the population at or above the poverty level, also based on the 2017 estimates from Claritas Pop-Facts Premier. The Federal Housing Finance Agency price index for Kansas and Missouri continues to indicate relative stability in property values in our local market areas. Management also monitors broad industry and economic indicators and trends in the states and/or metropolitan statistical areas with the highest concentrations of correspondent purchased loans.

The Tax Act enacted on December 22, 2017 made significant changes to the U.S. corporate income tax laws, such as a permanent reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018, and changes to and/or limitations on certain income tax deductions. The Company has a fiscal year end of September 30th, so the change in the income tax rate will result in the use of a blended federal income tax rate for fiscal year 2018. In accordance with GAAP, the Company applied the blended federal income tax rate to pretax income in the current year nine month period and revalued its deferred tax assets and liabilities as of December 22, 2017 to account for the future impact of a lower income tax rate. The revaluation of the Company's deferred tax assets and liabilities reduced income tax expense in the current year nine month period by $7.5 million. Management estimates the effective tax rate for the fourth quarter of fiscal year 2018 will be approximately 26% to 27%, resulting in an effective income tax rate of 20% to 21% for fiscal year 2018. Management estimates the effective income tax rate for fiscal year 2019 will be approximately 22%.

The Bank continued, at times, to utilize a leverage strategy to increase earnings in fiscal year 2018. The leverage strategy during the current fiscal year involved borrowing up to $2.10 billion either on the Bank's FHLB line of credit or by entering into short-term FHLB advances, depending on the rates offered by FHLB. The borrowings were repaid prior to each quarter end. The proceeds from the borrowings, net of the required FHLB stock holdings, which yielded 6.9% during the current quarter and 6.7% during the current year nine month period, were deposited at the FRB of Kansas City. Net income attributable to the leverage strategy is largely derived from the dividends received on FHLB stock holdings, plus the net interest rate spread between the yield on the cash at the FRB of Kansas City and the rate paid on the related FHLB borrowings, less applicable federal insurance premiums and estimated taxes. Net income attributable to the leverage strategy was $212 thousand during the current quarter, compared to $715 thousand during the prior year quarter. The decrease between quarters was due mainly to a decrease in the net interest rate spread between the yield on the cash at the FRB of Kansas City and the rate paid on the related FHLB borrowings. Additionally, management suspended the strategy during the current quarter due to the large negative interest rate spread, which resulted in the strategy not being profitable. Net income attributable to the leverage strategy was $1.7 million for current year nine month period, compared to $2.2 million for the prior year nine month period. Management continues to monitor the net interest rate spread and overall profitability of the strategy. The strategy will be reimplemented if it reaches a position that is profitable.

For the quarter ended June 30, 2018, the Company recognized net income of $22.4 million, or $0.17 per share, compared to net income of $21.4 million, or $0.16 per share for the quarter ended June 30, 2017. The $1.0 million increase in net income was due primarily to a decrease in income tax expense resulting from the Tax Act being signed into law in December 2017, partially offset by an increase in non-interest expense.

For the nine month period ended June 30, 2018, the Company recognized net income of $77.5 million, or $0.58 per share, an increase of $14.0 million, or 22.0%, from the nine month period ended June 30, 2017. The increase in net income was due primarily to a decrease in income tax expense resulting from the Tax Act being signed into law in December 2017. The net interest margin increased nine basis points, from 1.78% for the prior year nine month period to 1.87% for the current year nine month period. Excluding the effects of the leverage strategy, the net interest margin would have increased 10 basis points, from 2.13% for the prior year nine month period to 2.23% for the current year nine month period. The increase in the net interest margin was due mainly to an increase in interest-earning asset yields, as well as a shift in the mix of interest-earning assets from relatively lower yielding securities to higher yielding loans.

Total assets were $9.05 billion at June 30, 2018 compared to $9.19 billion at September 30, 2017. The $144.2 million decrease was due primarily to a $169.6 million decrease in cash and cash equivalents. During the current year nine month period, asset cash flows not reinvested were used mainly to pay off certain maturing term borrowings.

The loan receivable portfolio was $7.24 billion at June 30, 2018 compared to $7.20 billion at September 30, 2017. During the current year nine month period, the Bank originated and refinanced $458.5 million of loans with a weighted average rate of 4.05% and purchased $318.6 million of one- to four-family loans from correspondent lenders with a weighted average rate of 3.70%. The Bank also entered into participations totaling $108.6 million of commercial real estate loans with a weighted average rate of 4.15%, of which $93.7 million had not yet been funded as of June 30, 2018.

The Bank is continuing to manage the size of its loan portfolio, as it manages its liquidity levels to a target level of 15%.  The size of the loan portfolio has been managed by controlling correspondent loan volume primarily through the rates offered to correspondent lenders.  Management intends to continue to manage the size of the loan portfolio after the merger with Capital City Bank by utilizing cash flows from the correspondent loan portfolio to fund commercial loan growth. Given the balance of total assets, it is unlikely that loan growth will substantially increase in the current environment. Generally, over the past few years, cash flows from the securities portfolio have been used primarily to purchase loans and in part to pay down FHLB advances. By moving cash from lower yielding assets to higher yielding assets and repaying higher costing liabilities, we have been able to maintain our net interest margin.  In addition to the repayment of securities, the Bank has emphasized growth in the deposit portfolio in part to pay down FHLB advances. The ratio of securities and cash to total assets was 15.5% at June 30, 2018.

Total liabilities were $7.71 billion at June 30, 2018 compared to $7.82 billion at September 30, 2017. The $117.2 million decrease was due mainly to a decrease in repurchase agreements resulting from the payoff of a maturing repurchase agreement during the current year nine month period.

Stockholders' equity was $1.34 billion at June 30, 2018 compared to $1.37 billion at September 30, 2017. The $27.0 million decrease was due primarily to the payment of $106.9 million in cash dividends, partially offset by net income of $77.5 million. In the long run, management considers a 10% ratio of stockholders' equity to total assets at the Bank an appropriate level of capital. At June 30, 2018, this ratio was 13.0%.

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

Financial Condition
The following table presents selected balance sheet information as of the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2018	2018	2017	2017	2017
	(Dollars in thousands)
Total assets	$9,048,737	$9,116,461	$8,990,159	$9,192,916	$9,103,280
Cash and cash equivalents	182,078	140,580	29,120	351,659	130,249
AFS securities	555,361	559,146	501,884	415,831	452,894
HTM securities	664,522	716,372	770,806	827,738	891,037
Loans receivable, net	7,239,384	7,200,663	7,189,744	7,195,071	7,240,594
FHLB stock, at cost	100,694	195,626	195,470	100,954	101,039
Deposits	5,323,083	5,354,193	5,266,217	5,309,868	5,267,685
Borrowings	2,274,816	2,274,478	2,274,146	2,373,808	2,373,472
Stockholders' equity	1,341,325	1,364,740	1,350,611	1,368,313	1,358,986
Equity to total assets at end of period	14.8%	15.0%	15.0%	14.9%	14.9%

Loans Receivable. The following table presents the balance and weighted average rate of our loan portfolio as of the dates indicated. Within the one- to four-family loan portfolio at June 30, 2018, 60% of this amount had a balance at origination of less than $453 thousand.

	June 30, 2018		September 30, 2017
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Real estate loans:
One- to four-family:
Originated	$3,931,251	3.71%	$3,959,232	3.70%
Correspondent purchased	2,514,929	3.56	2,445,311	3.53
Bulk purchased	309,837	2.41	351,705	2.29
Construction	27,565	3.54	30,647	3.45
Total	6,783,582	3.59	6,786,895	3.56
Commercial:
Permanent	274,410	4.10	183,030	4.24
Construction	44,645	4.64	86,952	3.80
Total	319,055	4.17	269,982	4.10
Total real estate loans	7,102,637	3.62	7,056,877	3.58

Consumer loans:
Home equity	119,079	5.79	122,066	5.40
Other	4,453	4.02	3,808	4.05
Total consumer loans	123,532	5.73	125,874	5.36
Total loans receivable	7,226,169	3.66	7,182,751	3.61

Less:
ACL	8,344		8,398
Discounts/unearned loan fees	25,124		24,962
Premiums/deferred costs	(46,683)		(45,680)
Total loans receivable, net	$7,239,384		$7,195,071

Loan Activity - The following table summarizes activity in the loan portfolio, along with weighted average rates where applicable, for the periods indicated, excluding changes in ACL, discounts/unearned loan fees, and premiums/deferred costs. Loans that were paid-off as a result of refinances and loans that are sold are included in repayments. Loan endorsements are not included in the activity in the following table because a new loan is not generated at the time of the endorsement. The endorsed balance and rate are included in the ending loan portfolio balance and rate. During the nine months ended June 30, 2018, the Bank endorsed $15.4 million of one- to four-family loans, reducing the average rate on those loans by 20 basis points.

	For the Three Months Ended
	June 30, 2018		March 31, 2018		December 31, 2017		September 30, 2017
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$7,187,742	3.63%	$7,177,504	3.62%	$7,182,751	3.61%	$7,228,425	3.60%
Originated and refinanced:
Fixed	143,059	4.21	77,825	3.80	109,102	3.70	102,687	3.82
Adjustable	54,385	4.42	36,612	4.28	37,502	4.26	44,900	4.10
Purchased and participations:
Fixed	78,650	4.04	120,155	3.85	85,565	3.73	76,906	3.92
Adjustable	30,017	3.49	48,062	3.61	64,689	3.87	17,046	3.33
Change in undisbursed loan funds	19,808		(25,002)		(17,706)		21,823
Repayments	(286,923)		(246,894)		(283,880)		(307,909)
Principal (charge-offs) recoveries, net	(46)		20		(28)		(88)
Other	(523)		(540)		(491)		(1,039)
Ending balance	$7,226,169	3.66	$7,187,742	3.63	$7,177,504	3.62	$7,182,751	3.61

	For the Nine Months Ended
	June 30, 2018		June 30, 2017
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$7,182,751	3.61%	$6,949,522	3.60%
Originations and refinances:
Fixed	329,986	3.94	408,536	3.57
Adjustable	128,499	4.33	142,355	3.75
Purchases and participations:
Fixed	284,370	3.87	466,567	3.70
Adjustable	142,768	3.71	70,350	2.96
Change in undisbursed loan funds	(22,900)		55,206
Repayments	(817,697)		(861,899)
Principal charge-offs, net	(54)		(54)
Other	(1,554)		(2,158)
Ending balance	$7,226,169	3.66	$7,228,425	3.60

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

	For the Three Months Ended
	June 30, 2018			June 30, 2017
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family:
<= 15 years	$51,678	3.67%	16.9%	$43,684	3.39%	13.3%
> 15 years	167,293	4.27	54.7	180,496	4.07	54.9
Commercial real estate	1,000	4.00	0.3	26,196	4.08	8.0
Home equity	1,631	6.13	0.5	983	5.83	0.3
Other	107	11.41	—	104	9.78	—
Total fixed-rate	221,709	4.15	72.4	251,463	3.96	76.5

Adjustable-rate:
One- to four-family:
<= 36 months	2,568	3.37	0.8	1,140	2.94	0.3
> 36 months	60,419	3.57	19.8	56,487	3.24	17.2
Commercial real estate	420	4.50	0.1	—	—	—
Home equity	20,190	5.79	6.6	19,322	5.19	5.9
Other	805	2.54	0.3	353	3.43	0.1
Total adjustable-rate	84,402	4.09	27.6	77,302	3.72	23.5

Total originated, refinanced and purchased	$306,111	4.13	100.0%	$328,765	3.90	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$77,650	4.04		$108,845	3.95
Participations - commercial real estate	1,000	4.00		26,196	4.08
Total fixed-rate purchased/participations	78,650	4.04		135,041	3.97

Adjustable-rate:
Correspondent - one- to four-family	30,017	3.49		17,930	3.24
Total purchased/participation loans	$108,667	3.89		$152,971	3.89

	For the Nine Months Ended
	June 30, 2018			June 30, 2017
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family:
<= 15 years	$131,665	3.40%	14.9%	$180,559	3.00%	16.6%
> 15 years	440,018	4.02	49.7	633,436	3.78	58.2
Commercial real estate	39,049	4.13	4.4	58,487	4.02	5.4
Home equity	3,250	6.06	0.4	2,323	5.84	0.2
Other	374	9.16	—	298	10.11	—
Total fixed-rate	614,356	3.91	69.4	875,103	3.64	80.4

Adjustable-rate:
One- to four-family:
<= 36 months	5,111	3.11	0.6	3,897	2.73	0.4
> 36 months	139,035	3.36	15.7	154,426	3.01	14.2
Commercial real estate	69,963	4.17	7.9	—	—	—
Home equity	54,809	5.55	6.2	52,602	4.95	4.8
Other	2,349	3.30	0.2	1,780	3.39	0.2
Total adjustable-rate	271,267	4.00	30.6	212,705	3.49	19.6

Total originated, refinanced and purchased	$885,623	3.94	100.0%	$1,087,808	3.61	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$245,361	3.82		$408,080	3.66
Participations - commercial real estate	39,009	4.13		58,487	4.02
Total fixed-rate purchased/participations	284,370	3.87		466,567	3.70

Adjustable-rate:
Correspondent - one- to four-family	73,225	3.27		70,350	2.96
Participations - commercial real estate	69,543	4.16		—	—
Total adjustable-rate purchased/participations	142,768	3.71		70,350	2.96
Total purchased/participation loans	$427,138	3.81		$536,917	3.60

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

	June 30, 2018					September 30, 2017
		% of	Credit		Average		% of	Credit		Average
	Amount	Total	Score	LTV	Balance	Amount	Total	Score	LTV	Balance
	(Dollars in thousands)
Originated	$3,931,251	58.2%	768	63%	$137	$3,959,232	58.6%	767	63%	$135
Correspondent purchased	2,514,929	37.2	764	67	378	2,445,311	36.2	764	68	375
Bulk purchased	309,837	4.6	759	62	305	351,705	5.2	757	63	305
	$6,756,017	100.0%	766	64	186	$6,756,248	100.0%	765	65	182

The following table presents originated, refinanced, and correspondent purchased activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average LTVs and weighted average credit scores for the periods indicated. Of the loans originated during the current quarter and current year nine month period, $20.6 million and $59.0 million, respectively, were refinanced from other lenders. Of the loans originated and refinanced during the current year nine month period, 77% had loan values of $453 thousand or less. Of the correspondent loans purchased during the current year nine month period, 21% had loan values of $453 thousand or less.

	For the Three Months Ended
	June 30, 2018			June 30, 2017
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$159,771	78%	762	$135,311	77%	764
Refinanced by Bank customers	14,520	66	744	19,721	65	751
Correspondent purchased	107,667	73	766	126,775	75	767
	$281,958	76	763	$281,807	75	764

	For the Nine Months Ended
	June 30, 2018			June 30, 2017
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$341,407	77%	762	$390,983	77%	768
Refinanced by Bank customers	55,836	67	750	102,905	66	763
Correspondent purchased	318,586	73	765	478,430	74	766
	$715,829	75	763	$972,318	74	767

The following table presents the amount, percent of total, and weighted average rate, by state, of one- to four-family loan originations and correspondent purchases where originations and purchases in the state exceeded five percent of the total amount originated and purchased during the nine month period ended June 30, 2018.

	For the Three Months Ended			For the Nine Months Ended
	June 30, 2018			June 30, 2018
State	Amount	% of Total	Rate	Amount	% of Total	Rate
	(Dollars in thousands)
Kansas	$150,867	53.5%	4.08%	$350,282	48.9%	3.83%
Missouri	52,081	18.5	4.05	131,854	18.4	3.80
Texas	40,621	14.4	3.83	128,773	18.0	3.66
Other states	38,389	13.6	3.84	104,920	14.7	3.67
	$281,958	100.0%	4.01	$715,829	100.0%	3.77

One- to Four-Family Loan Commitments - The following table summarizes our one- to four-family loan origination and refinance commitments and one- to four-family correspondent loan purchase commitments as of June 30, 2018, along with associated weighted average rates. Loan commitments generally have fixed expiration dates or other termination clauses and may require the payment of a rate lock fee. It is expected that some of the loan commitments will expire unfunded, so the amounts reflected in the table below are not necessarily indicative of future cash needs.

	Fixed-Rate
	15 years	More than	Adjustable-	Total
	or less	15 years	Rate	Amount	Rate
	(Dollars in thousands)
Originate/refinance	$10,638	$31,613	$15,352	$57,603	4.09%
Correspondent	4,761	58,655	8,872	72,288	4.30
	$15,399	$90,268	$24,224	$129,891	4.21

Rate	3.80%	4.38%	3.81%

Commercial Real Estate Loans - Commercial real estate loans are originated or participated in based on the income producing potential of the property, the collateral value, and the financial strength of the borrower. Additionally, the Bank generally requires personal guarantees. The Bank generally requires a minimum debt service coverage ratio of 1.25 and limits LTV ratios to 80% for commercial real estate loans depending on the property type. During the current year nine month period, the Bank entered into commercial real estate loan participations of $108.6 million, which included $102.6 million of commercial real estate construction loans. Substantially all of the $102.6 million of commercial real estate construction loans had not yet been funded as of June 30, 2018.

The following table presents the Bank's commercial real estate loans and loan commitments by industry classification, as defined by the North American Industry Classification System, as of June 30, 2018. Based on the terms of the construction loans as of June 30, 2018, of the $142.5 million of undisbursed amounts in the table, which does not include outstanding commitments, $29.8 million is projected to be disbursed by September 30, 2018, and an additional $88.0 million is projected to be disbursed by June 30, 2019. It is possible that not all of the funds will be disbursed due to the nature of the funding of construction projects. Included in the gross loan amounts in the table, which does not include outstanding commitments, are fixed-rate loans totaling $309.3 million at a weighted average rate of 4.07% and adjustable-rate loans totaling $152.3 million at a weighted average rate of 4.72%. The weighted average rate of fixed-rate loans is lower than that of adjustable-rate loans due primarily to the majority of the fixed-rate loans in the portfolio at June 30, 2018 having shorter terms to maturity. Additionally, the credit risk for most of the Bank's commercial real estate borrowing relationships is mitigated due to the amount of equity injected into the projects, strong debt service coverage ratios, and the liquidity, personal cash flow and net worth of the guarantors. Several of these borrowing relationships have a preference for fixed-rate loans and the market interest rates are typically lower for these types of borrowers.

	Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Principal	Amount	Amount	Commitments	Total	Total
	(Dollars in thousands)
Accommodation and food services	$144,640	$35,416	$180,056	$24,000	$204,056	37.2%
Health care and social assistance	71,871	61,326	133,197	27,941	161,138	29.4
Real estate rental and leasing	35,744	23,813	59,557	—	59,557	10.9
Multi-family	9,997	20,806	30,803	24,783	55,586	10.1
Arts, entertainment, and recreation	32,700	—	32,700	—	32,700	6.0
Retail trade	17,653	1,159	18,812	10,100	28,912	5.3
Manufacturing	6,334	—	6,334	—	6,334	1.1
Other	116	—	116	—	116	—
	$319,055	$142,520	$461,575	$86,824	$548,399	100.0%

Weighted average rate	4.17%	4.53%	4.28%	4.62%	4.34%

The following table summarizes the Bank's commercial real estate loans and loan commitments by state as of June 30, 2018.

	Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Principal	Amount	Amount	Commitments	Total	Total
	(Dollars in thousands)
Texas	$124,175	$48,453	$172,628	$29,900	$202,528	36.9%
Missouri	97,931	71,378	169,309	32,141	201,450	36.8
Kansas	73,474	383	73,857	—	73,857	13.5
Kentucky	—	—	—	24,783	24,783	4.5
Nebraska	144	20,806	20,950	—	20,950	3.8
Colorado	7,798	—	7,798	—	7,798	1.4
Arkansas	7,789	—	7,789	—	7,789	1.4
California	6,334	—	6,334	—	6,334	1.2
Montana	1,410	1,500	2,910	—	2,910	0.5
	$319,055	$142,520	$461,575	$86,824	$548,399	100.0%

The following table presents the Bank's commercial real estate loan portfolio and outstanding loan commitments, categorized by gross loan amount (unpaid principal plus undisbursed amounts) or outstanding loan commitment amount, as of June 30, 2018.

	Count	Amount
	(Dollars in thousands)
Greater than $30 million	4	$155,742
>$15 to $30 million	11	264,155
>$10 to $15 million	3	37,152
>$5 to $10 million	3	20,023
$1 to $5 million	22	63,079
Less than $1 million	19	8,248
	62	$548,399

Asset Quality. The Bank's traditional underwriting guidelines have provided the Bank with generally low delinquencies and low levels of non-performing assets compared to national levels. Of particular importance is the complete and full documentation required for each loan the Bank originates, participates in or purchases. Generally, one- to four-family owner occupied loans are currently underwritten according to the "ability to repay" and "qualified mortgage" standards, as issued by the CFPB. This allows the Bank to make an informed credit decision based upon a thorough assessment of the borrower's ability to repay the loan. See additional discussion regarding underwriting standards in "Part I, Item 1. Business - Lending Practices and Underwriting Standards" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

Delinquent and non-performing loans and OREO - The following table presents the Company's 30 to 89 day delinquent loans at the dates indicated. Of the loans 30 to 89 days delinquent at June 30, 2018, approximately 68% were 59 days or less delinquent.

	Loans Delinquent for 30 to 89 Days at:
	June 30,		March 31,		December 31,		September 30,		June 30,
	2018		2018		2017		2017		2017
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	104	$7,639	106	$8,476	129	$11,435	129	$13,257	120	$10,455
Correspondent purchased	6	1,757	5	744	4	1,118	8	1,827	5	1,278
Bulk purchased	16	3,773	17	4,182	21	4,691	22	3,194	15	2,511
Commercial	1	40	—	—	—	—	—	—	—	—
Consumer:
Home equity	21	341	21	349	32	604	30	467	30	412
Other	9	22	3	7	6	33	5	33	5	14
	157	$13,572	152	$13,758	192	$17,881	194	$18,778	175	$14,670

Loans 30 to 89 days delinquent
to total loans receivable, net		0.19%		0.19%		0.25%		0.26%		0.20%
The table below presents the Company's non-performing loans and OREO at the dates indicated. Non-performing loans are loans that are 90 or more days delinquent or in foreclosure and other loans required to be reported as nonaccrual pursuant to regulatory reporting requirements, even if the loans are current. At all dates presented, there were no loans 90 or more days delinquent that were still accruing interest. Non-performing assets include non-performing loans and OREO. OREO primarily includes assets acquired in settlement of loans. Over the past 12 months, OREO properties acquired in settlement of loans were owned by the Bank, on average, for approximately five months before the properties were sold.

	Non-Performing Loans and OREO at:
	June 30,		March 31,		December 31,		September 30,		June 30,
	2018		2018		2017		2017		2017
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	64	$5,043	67	$6,434	67	$5,981	67	$5,515	50	$4,264
Correspondent purchased	4	863	4	1,151	2	553	1	91	—	—
Bulk purchased	8	2,597	12	3,325	14	3,693	13	3,371	18	4,805
Consumer:
Home equity	25	423	24	423	25	511	21	406	27	484
Other	2	2	4	5	1	3	1	4	2	10
	103	8,928	111	11,338	109	10,741	103	9,387	97	9,563

Loans 90 or more days delinquent or in foreclosure
as a percentage of total loans		0.12%		0.16%		0.15%		0.13%		0.13%

Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	24	$2,469	27	$2,961	32	$3,385	50	$4,567	89	$9,493
Correspondent purchased	1	95	—	—	3	768	8	1,690	9	1,589
Bulk purchased	1	340	1	342	2	442	4	846	3	1,023
Consumer:
Home equity	4	68	3	55	5	86	7	113	12	251
	30	2,972	31	3,358	42	4,681	69	7,216	113	12,356
Total non-performing loans	133	11,900	142	14,696	151	15,422	172	16,603	210	21,919

Non-performing loans as a percentage of total loans		0.16%		0.20%		0.21%		0.23%		0.30%

OREO:
One- to four-family:
Originated(2)	4	$208	2	$232	2	$40	4	$58	9	$200
Bulk purchased	2	689	1	454	2	768	5	1,279	5	1,671
Consumer:
Home equity	—	—	—	—	1	67	1	67	1	82
	6	897	3	686	5	875	10	1,404	15	1,953
Total non-performing assets	139	$12,797	145	$15,382	156	$16,297	182	$18,007	225	$23,872

Non-performing assets as a percentage of total assets		0.14%		0.17%		0.18%		0.20%		0.26%

(1)
Represents loans required to be reported as nonaccrual pursuant to regulatory reporting requirements even if the loans are current. At June 30, 2018, March 31, 2018, December 31, 2017, September 30, 2017, and June 30, 2017, this amount was comprised of $990 thousand, $935 thousand, $1.8 million, $1.8 million, and $2.7 million, respectively, of loans that were 30 to 89 days delinquent and were reported as such, and $2.0 million, $2.4 million, $2.9 million, $5.4 million, and $9.7 million, respectively, of loans that were current.

(2)	Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

The following table presents the states where the properties securing one percent or more of the total amount of our one- to four-family loans are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at June 30, 2018. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. At June 30, 2018, potential losses, after taking into consideration anticipated private mortgage insurance proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,624,004	53.6%	$6,610	50.2%	$4,335	51.0%	67%
Missouri	1,239,782	18.3	2,287	17.4	1,324	15.6	62
Texas	741,082	11.0	597	4.5	753	8.9	63
Tennessee	229,316	3.4	—	—	—	—	n/a
California	202,280	3.0	—	—	—	—	n/a
Pennsylvania	108,038	1.6	302	2.3	—	—	n/a
Georgia	94,009	1.4	—	—	396	4.6	50
Alabama	93,231	1.4	785	6.0	—	—	n/a
Oklahoma	64,846	1.0	—	—	—	—	n/a
Other states	359,429	5.3	2,588	19.6	1,695	19.9	71
	$6,756,017	100.0%	$13,169	100.0%	$8,503	100.0%	66

Allowance for credit losses and Provision for credit losses - Management maintains an ACL to absorb inherent losses in the loan portfolio based on ongoing quarterly assessments of the loan portfolio. The ACL is maintained through provisions for credit losses which are either charged to or credited to income. Our ACL methodology considers a number of factors including the trend and composition of delinquent loans, trends in foreclosed property and short sale transactions and charge-off activity, the current status and trends of local and national employment levels, trends and current conditions in the real estate and housing markets, loan portfolio growth and concentrations, industry and peer charge-off activity and ACL ratios, and the Bank's ACL ratios. For our commercial real estate portfolio, we also consider qualitative factors such as geographic locations, property types, tenant brand name, borrowing relationships, and lending relationships in the case of participation loans, among other factors. See "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Allowance for Credit Losses" and "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017 for a full discussion of our ACL methodology. See "Part I, Item 1. Financial Statements - Notes to Consolidated Financial Statements - Note 4. Loans Receivable and Allowance for Credit Losses" for additional information on the ACL.

The Bank did not record a provision for credit losses during the current quarter or the nine month period ended June 30, 2018. Based on management's assessment of the ACL formula analysis model and several other factors, management determined that no provision for credit losses was necessary. Net charge-offs were $46 thousand during the current quarter and $54 thousand during the current year nine month period. At June 30, 2018, loans 30 to 89 days delinquent were 0.19% of total loans and loans 90 or more days delinquent or in foreclosure were 0.12% of total loans. At September 30, 2017, loans 30 to 89 days delinquent were 0.26% of total loans and loans 90 or more days delinquent or in foreclosure were 0.13% of total loans.

The distribution of our ACL at the dates indicated is summarized below. Included in bulk purchased loans are $200.7 million of loans, or 65% of the total bulk purchased loan portfolio, at June 30, 2018, for which the seller of the loans has guaranteed to repurchase or replace any delinquent loans. The Bank has not experienced any losses on loans acquired from this seller as all delinquent loans have been repurchased by this seller since the loan package was purchased in fiscal year 2012. For the $109.2 million of bulk purchased loans at June 30, 2018 that do not have the above noted guarantee, the Bank has continued to experience a reduction in loan losses due to an improvement in collateral values. A large portion of these loans were originally interest-only loans with interest-only terms up to 10 years. All of the bulk purchased interest-only loans are now fully amortizing loans. Our correspondent purchased loans are purchased on a loan-by-loan basis from a select group of correspondent lenders and are underwritten by the Bank's underwriters based on underwriting standards that are generally the same as for our originated loans.

	At
	June 30, 2018				September 30, 2017
		% of ACL		% of		% of ACL		% of
	Amount	to Total	Total	Loans to	Amount	to Total	Total	Loans to
	of ACL	ACL	Loans	Total Loans	of ACL	ACL	Loans	Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family:
Originated	$3,008	36.1%	$3,931,251	54.4%	$3,149	37.5%	$3,959,232	55.1%
Correspondent purchased	1,923	23.0	2,514,929	34.8	1,922	22.9	2,445,311	34.0
Bulk purchased	1,000	12.0	309,837	4.3	1,000	11.9	351,705	4.9
Construction	21	0.3	27,565	0.4	24	0.3	30,647	0.4
Total	5,952	71.4	6,783,582	93.9	6,095	72.6	6,786,895	94.4
Commercial:
Permanent	1,784	21.4	274,410	3.8	1,242	14.8	183,030	2.6
Construction	446	5.3	44,645	0.6	870	10.3	86,952	1.2
Total	2,230	26.7	319,055	4.4	2,112	25.1	269,982	3.8
Total real estate loans	8,182	98.1	7,102,637	98.3	8,207	97.7	7,056,877	98.2
Consumer loans:
Home equity	131	1.6	119,079	1.6	159	1.9	122,066	1.7
Other consumer	31	0.3	4,453	0.1	32	0.4	3,808	0.1
Total consumer loans	162	1.9	123,532	1.7	191	2.3	125,874	1.8
	$8,344	100.0%	$7,226,169	100.0%	$8,398	100.0%	$7,182,751	100.0%

The following tables present ACL activity and related ratios at the dates and for the periods indicated. See "Note 4 - Loans Receivable and Allowance for Credit Losses" for additional information related to ACL activity by specific loan categories. Using the Bank's annualized net historical loan losses from the Bank's formula analysis model over the past five years, the Bank would have approximately 21 years of net loan loss coverage based on the ACL balance at June 30, 2018.

	For the Three Months Ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
	(Dollars in thousands)
ACL beginning balance	$8,390	$8,370	$8,398	$8,486	$8,447
Charge-offs	(54)	(200)	(34)	(193)	(41)
Recoveries	8	220	6	105	80
Provision for credit losses	—	—	—	—	—
ACL ending balance	$8,344	$8,390	$8,370	$8,398	$8,486

ACL to loans receivable, net at end of period	0.12%	0.12%	0.12%	0.12%	0.12%
ACL to non-performing loans at end of period	70.12	57.09	54.27	50.58	38.72
Ratio of net charge-offs (recoveries) during the
period to average loans outstanding	—	—	—	—	—
Ratio of net charge-offs (recoveries) during the
period to average non-performing assets	0.33	(0.13)	0.16	0.43	(0.15)
ACL to net charge-offs (annualized)	45.3x	N/M(1)	76.4x	23.6x	N/M(1)

	For the Nine Months Ended
	June 30, 2018	June 30, 2017
	(Dollars in thousands)
ACL beginning balance	$8,398	$8,540
Charge-offs	(288)	(155)
Recoveries	234	101
Provision for credit losses	—	—
ACL ending balance	$8,344	$8,486

Ratio of net charge-offs during the period to
average loans outstanding during the period	—%	—%
Ratio of net charge-offs during the period to
average non-performing assets during the period	0.35	0.19
ACL to net charge-offs (annualized)	116.8x	118.3x

(1)	This ratio is not presented for the time periods noted due to loan recoveries exceeding loan charge-offs during these periods.

Securities. The following table presents the distribution of our securities portfolio, at amortized cost, at the dates indicated. Overall, fixed-rate securities comprised 73% of our securities portfolio at June 30, 2018. The weighted average life ("WAL") is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	June 30, 2018			March 31, 2018			September 30, 2017
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Fixed-rate securities:
MBS	$620,955	2.25%	3.0	$643,816	2.23%	3.0	$632,422	2.14%	2.9
GSE debentures	240,543	1.99	2.3	271,354	1.62	1.4	271,300	1.29	1.3
Municipal bonds	23,763	1.56	1.8	24,131	1.57	2.0	28,337	1.65	2.0
Total fixed-rate securities	885,261	2.16	2.8	939,301	2.03	2.5	932,059	1.88	2.4

Adjustable-rate securities:
MBS	335,518	2.84	5.0	335,310	2.70	5.3	304,153	2.55	4.6
Trust preferred securities	—	—	—	—	—	—	2,067	2.58	19.7
Total adjustable-rate securities	335,518	2.84	5.0	335,310	2.70	5.3	306,220	2.55	4.7
Total securities portfolio	$1,220,779	2.35	3.4	$1,274,611	2.21	3.3	$1,238,279	2.05	3.0

The following table presents the carrying value of MBS in our portfolio by issuer at the dates presented.

	June 30, 2018	March 31, 2018	September 30, 2017
	(Dollars in thousands)
Federal National Mortgage Association ("FNMA")	$622,429	$642,873	$575,142
Federal Home Loan Mortgage Corporation ("FHLMC")	262,578	285,825	306,196
Government National Mortgage Association	73,262	53,707	61,109
	$958,269	$982,405	$942,447

Mortgage-Backed Securities - The balance of MBS, which primarily consists of securities of U.S. GSEs, increased $15.8 million, from $942.4 million at September 30, 2017, to $958.3 million at June 30, 2018. The following table summarizes the activity in our portfolio of MBS for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented. The beginning and ending WAL is the estimated remaining principal repayment term (in years) after three-month historical prepayment speeds have been applied.

	For the Three Months Ended
	June 30, 2018			March 31, 2018			December 31, 2017			September 30, 2017
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$982,405	2.39%	3.8	$951,238	2.31%	3.7	$942,447	2.28%	3.5	$1,017,145	2.26%	3.6
Maturities and repayments	(69,843)			(63,520)			(66,116)			(72,966)
Net amortization of (premiums)/discounts	(702)			(788)			(854)			(937)
Purchases:
Fixed	24,348	2.90	3.7	77,437	2.92	4.1	25,908	2.46	5.5	—	—	—
Adjustable	23,544	2.35	3.0	19,610	2.68	4.3	50,874	2.35	4.7	—	—	—
Change in valuation on AFS securities	(1,483)			(1,572)			(1,021)			(795)
Ending balance - carrying value	$958,269	2.46	3.7	$982,405	2.39	3.8	$951,238	2.31	3.7	$942,447	2.28	3.5

	For the Nine Months Ended
	June 30, 2018			June 30, 2017
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$942,447	2.28%	3.5	$1,246,078	2.19%	3.5
Maturities and repayments	(199,479)			(234,128)
Net amortization of (premiums)/discounts	(2,344)			(3,297)
Purchases:
Fixed	127,693	2.82	4.3	10,890	1.99	3.8
Adjustable	94,028	2.42	4.2	—	—	—
Change in valuation on AFS securities	(4,076)			(2,398)
Ending balance - carrying value	$958,269	2.46	3.7	$1,017,145	2.26	3.6

Investment Securities - Investment securities, which consist of U.S. GSE debentures (primarily issued by FNMA, FHLMC, or Federal Home Loan Banks) and municipal investments, decreased $39.5 million, from $301.1 million at September 30, 2017, to $261.6 million at June 30, 2018. The following table summarizes the activity of investment securities for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented. The beginning and ending WALs represent the estimated remaining principal repayment terms (in years) of the securities after projected call dates have been considered, based upon market rates at each date presented.

	For the Three Months Ended
	June 30, 2018			March 31, 2018			December 31, 2017			September 30, 2017
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$293,113	1.61%	1.5	$321,452	1.40%	1.2	$301,122	1.33%	1.5	$326,786	1.29%	1.6
Maturities, calls and sales	(71,700)			(52,360)			(3,768)			(25,818)
Net amortization of (premiums)/discounts	(43)			(43)			(48)			(55)
Purchases:
Fixed	40,564	3.02	2.1	25,000	2.81	1.0	25,000	2.45	1.0	—	—	—
Change in valuation on AFS securities	(320)			(936)			(854)			209
Ending balance - carrying value	$261,614	1.95	2.2	$293,113	1.61	1.5	$321,452	1.40	1.2	$301,122	1.33	1.5

	For the Nine Months Ended
	June 30, 2018			June 30, 2017
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$301,122	1.33%	1.5	$382,097	1.20%	1.2
Maturities, calls and sales	(127,828)			(80,420)
Net amortization of (premiums)/discounts	(134)			(190)
Purchases:
Fixed	90,564	2.80	1.5	26,535	1.68	4.0
Change in valuation on AFS securities	(2,110)			(1,236)
Ending balance - carrying value	$261,614	1.95	2.2	$326,786	1.29	1.6

Liabilities. Total liabilities were $7.71 billion at June 30, 2018 compared to $7.82 billion at September 30, 2017. The decrease was due mainly to a decrease in repurchase agreements resulting from the payoff of a maturing repurchase agreement during the current year nine month period.

Deposits - Deposits were $5.32 billion at June 30, 2018 compared to $5.31 billion at September 30, 2017. We continue to be competitive on deposit rates and, in some cases, our offer rates for longer-term certificates of deposit have been higher than peers. Offering competitive rates on longer-term certificates of deposit has been an on-going balance sheet strategy by management in anticipation of higher interest rates. If interest rates continue to rise, our customers may move funds from their checking, savings and money market accounts to higher yielding deposit products within the Bank or withdraw their funds from these accounts, including certificates of deposit, to invest in higher yielding investments outside of the Bank.

The following table presents the amount, weighted average rate and percent of total for the components of our deposit portfolio at the dates presented.

	June 30, 2018			March 31, 2018			September 30, 2017
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Non-interest-bearing checking	$262,139	—%	4.9%	$271,181	—%	5.0%	$243,670	—%	4.6%
Interest-bearing checking	647,979	0.05	12.2	662,178	0.05	12.4	615,615	0.05	11.6
Savings	388,983	0.53	7.3	376,294	0.41	7.0	349,977	0.24	6.6
Money market	1,179,698	0.47	22.2	1,198,900	0.38	22.4	1,190,185	0.24	22.4
Retail certificates of deposit	2,437,769	1.72	45.8	2,456,532	1.64	45.9	2,450,418	1.52	46.1
Public units	406,515	1.78	7.6	389,108	1.56	7.3	460,003	1.28	8.7
	$5,323,083	1.07	100.0%	$5,354,193	0.98	100.0%	$5,309,868	0.89	100.0%

The following tables set forth scheduled maturity information for our certificates of deposit, including public units, along with associated weighted average rates, as of June 30, 2018.

	Amount Due
		More than	More than
	1 year	1 year to	2 years to 3	More than	Total
Rate range	or less	2 years	years	3 years	Amount	Rate
	(Dollars in thousands)
0.00 – 0.99%	$262,287	$4,354	$—	$—	$266,641	0.80%
1.00 – 1.99%	682,953	600,672	361,663	347,710	1,992,998	1.68
2.00 – 2.99%	97,107	314,668	21,797	151,073	584,645	2.31
	$1,042,347	$919,694	$383,460	$498,783	$2,844,284	1.73

Percent of total	36.7%	32.3%	13.5%	17.5%
Weighted average rate	1.41	1.89	1.81	2.03
Weighted average maturity (in years)	0.5	1.5	2.5	3.7	1.6
Weighted average maturity for the retail certificate of deposit portfolio (in years)					1.8

	Amount Due
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)
Retail certificates of deposit less than $100,000	$109,074	$128,049	$266,906	$975,468	$1,479,497
Retail certificates of deposit of $100,000 or more	47,762	73,523	135,712	701,275	958,272
Public unit deposits of $100,000 or more	93,367	65,915	122,039	125,194	406,515
	$250,203	$267,487	$524,657	$1,801,937	$2,844,284

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

	For the Three Months Ended
	June 30, 2018			March 31, 2018			December 31, 2017			September 30, 2017
		Effective			Effective			Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,175,000	2.09%	2.4	$2,175,000	2.09%	2.7	$2,375,000	2.16%	2.7	$2,175,000	2.23%	2.5
Maturities:
FHLB advances	(100,000)	2.82		—	—		(100,000)	2.53		(100,000)	3.12
Repurchase agreements	—	—		—	—		(100,000)	3.35		—	—
New FHLB borrowings:
Fixed-rate	—	—	—	—	—	—	—	—	—	100,000	1.85	3.0
Interest rate swaps(1)	100,000	2.92	10.0	—	—	—	—	—	—	200,000	2.05	6.0
Ending balance	$2,175,000	2.10	2.7	$2,175,000	2.09	2.4	$2,175,000	2.09	2.7	$2,375,000	2.16	2.7

	For the Nine Months Ended
	June 30, 2018			June 30, 2017
		Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,375,000	2.16%	2.7	$2,575,000	2.29%	2.9
Maturities:
FHLB advances	(200,000)	2.68		(400,000)	2.62
Repurchase agreements	(100,000)	3.35		—	—
New FHLB borrowings:
Interest rate swaps(1)	100,000	2.92	10.0	—	—	—
Ending balance	$2,175,000	2.10	2.7	$2,175,000	2.23	2.5

(1)
Represents adjustable-rate FHLB advances for which the Bank has entered into interest rate swaps to hedge the variability in cash flows associated with the advances. The effective rate and WAM presented include the effect of the interest rate swaps.

Maturities - The following table presents the maturity of term borrowings (including FHLB advances, at par, and repurchase agreements), along with associated weighted average contractual and effective rates as of June 30, 2018. Included in the table are $300.0 million of 12-month adjustable-rate FHLB advances that are hedged with interest rate swaps with a notional amount of $300.0 million. The 12-month adjustable-rate FHLB advances are presented in the table below based on the contractual maturity date of the advance. The interest rate swaps had an expected WAL of 6.7 years at June 30, 2018.

	FHLB	Repurchase
Maturity by	Advances	Agreements	Total	Contractual	Effective
Fiscal Year	Amount	Amount	Amount	Rate	Rate(1)
	(Dollars in thousands)
2018	$275,000	$—	$275,000	1.73%	2.17%
2019	600,000	—	600,000	1.83	1.90
2020	350,000	100,000	450,000	2.11	2.11
2021	550,000	—	550,000	2.27	2.27
2022	200,000	—	200,000	2.23	2.23
2023	100,000	—	100,000	1.82	1.82
	$2,075,000	$100,000	$2,175,000	2.02	2.10

(1)	The effective rate includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid.

The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail and public unit amounts, and term borrowings for the next four quarters as of June 30, 2018.

	Retail		Public Unit		Term
Maturity by	Certificate	Repricing	Deposit	Repricing	Borrowings	Repricing		Repricing
Quarter End	Amount	Rate	Amount	Rate	Amount	Rate	Total	Rate
	(Dollars in thousands)
September 30, 2018	$156,836	1.05%	$93,367	1.71%	$275,000	2.17%	$525,203	1.75%
December 31, 2018	201,572	1.29	65,915	1.80	300,000	1.73	567,487	1.58
March 31, 2019	173,205	1.33	45,299	1.56	—	—	218,504	1.37
June 30, 2019	229,413	1.42	76,740	1.77	200,000	2.11	506,153	1.74
	$761,026	1.29	$281,321	1.72	$775,000	1.98	$1,817,347	1.65

Stockholders' Equity. Stockholders' equity was $1.34 billion at June 30, 2018 compared to $1.37 billion at September 30, 2017. The $27.0 million decrease was due primarily to the payment of $106.9 million in cash dividends, partially offset by net income of $77.5 million. The cash dividends paid during the current year nine month period totaled $0.795 per share and consisted of a $0.29 per share cash true-up dividend related to fiscal year 2017 earnings per the Company's dividend policy, a $0.25 per share True Blue Capitol dividend, and three regular quarterly cash dividends totaling $0.255 per share. On July 18, 2018, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $11.4 million, payable on August 17, 2018 to stockholders of record as of the close of business on August 3, 2018.

At June 30, 2018, Capitol Federal Financial, Inc., at the holding company level, had $124.6 million on deposit at the Bank. For fiscal year 2018, it is the intent of the Board of Directors and management to continue the payout of 100% of the Company's earnings to its stockholders. Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company.

Capitol Federal Financial, Inc. works to find multiple ways to provide stockholder value. Recently, this has primarily been through the payment of cash dividends and historically, the Company also utilized stock buybacks. The Company has maintained a dividend policy of paying out 100% of its earnings to stockholders in the form of quarterly cash dividends and an annual true-up dividend in December of each year. In order to provide additional stockholder value, the Company has paid out a True Blue dividend of $0.25 cash per share in June of each of the past five years, including June 2018, and in December prior to that. The Company has paid the True Blue dividend primarily due to excess capital levels at the Company and Bank. The Company considers various business strategies and their impact on capital and asset measures on both a current and future basis, as well as regulatory capital levels and requirements, in determining the amount, if any, and timing of the True Blue dividend.
The following table presents regular quarterly dividends and special dividends paid in calendar years 2018, 2017, and 2016. The amounts represent cash dividends paid during each period. For the quarter ending September 30, 2018, the amount presented represents the dividend payable on August 17, 2018 to stockholders of record as of August 3, 2018.

	Calendar Year
	2018		2017		2016
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$11,427	$0.085	$11,386	$0.085	$11,305	$0.085
Quarter ended June 30	11,429	0.085	11,409	0.085	11,314	0.085
Quarter ended September 30	11,429	0.085	11,411	0.085	11,323	0.085
Quarter ended December 31			11,427	0.085	11,363	0.085
True-up dividends paid			38,985	0.290	38,835	0.290
True Blue dividends paid	33,614	0.250	33,559	0.250	33,274	0.250
Calendar year-to-date dividends paid	$67,899	$0.505	$118,177	$0.880	$117,414	$0.880

The Company has $70.0 million of common stock remaining on its stock repurchase plan. It is anticipated that shares will be purchased from time to time based upon market conditions and available liquidity. There is no expiration for this repurchase plan and no shares have been repurchased under this repurchase plan.

Operating Results
The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2018	2018	2017	2017	2017
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$64,893	$64,194	$64,189	$64,329	$64,013
MBS	5,921	5,390	5,252	5,435	5,821
Cash and cash equivalents	7,221	7,895	7,114	6,669	5,619
FHLB stock	2,819	3,201	3,095	3,080	3,114
Investment securities	1,307	1,094	994	1,061	1,063
Total interest and dividend income	82,161	81,774	80,644	80,574	79,630

Interest expense:
FHLB borrowings	18,501	18,772	17,917	18,099	17,884
Deposits	13,587	12,480	11,961	11,313	10,895
Repurchase agreements	640	633	1,392	1,504	1,487
Total interest expense	32,728	31,885	31,270	30,916	30,266

Net interest income	49,433	49,889	49,374	49,658	49,364

Provision for credit losses	—	—	—	—	—

Net interest income
(after provision for credit losses)	49,433	49,889	49,374	49,658	49,364

Non-interest income	5,424	5,433	5,358	5,895	5,460
Non-interest expense	24,511	23,598	22,036	23,479	22,645
Income tax expense	7,974	8,394	860	11,472	10,809
Net income	$22,372	$23,330	$31,836	$20,602	$21,370

Efficiency ratio	44.68%	42.66%	40.26%	42.26%	41.30%

Basic EPS	$0.17	$0.17	$0.24	$0.15	$0.16
Diluted EPS	0.17	0.17	0.24	0.15	0.16

Comparison of Operating Results for the Nine Months Ended June 30, 2018 and 2017

The Company recognized net income of $77.5 million, or $0.58 per share, for the nine month period ended June 30, 2018 compared to net income of $63.5 million, or $0.47 per share, for the nine month period ended June 30, 2017. The increase in net income was due primarily to a decrease in income tax expense. During the current fiscal year, the Tax Act was enacted which reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. In accordance with GAAP, the Company revalued its deferred tax assets and liabilities as of December 22, 2017 to account for the lower corporate income tax rate. The revaluation of the Company's deferred income tax assets and liabilities reduced income tax expense by $7.5 million in the quarter ending December 31, 2017. The impact of the enactment of the Tax Act was an increase in basic and diluted EPS of $0.08 in the quarter ending December 31, 2017. Management estimates the effective tax rate for the fourth quarter of fiscal year 2018 will be approximately 26% to 27%, resulting in an effective income tax rate of 20% to 21% for fiscal year 2018. Management estimates the effective income tax rate for fiscal year 2019 will be approximately 22%.

The net interest margin increased nine basis points, from 1.78% for the prior year nine month period to 1.87% for the current year nine month period. Excluding the effects of the leverage strategy, the net interest margin would have increased 10 basis points, from 2.13% for the prior year nine month period to 2.23% for the current year nine month period. The increase in the net interest margin was due mainly to an increase in interest-earning asset yields, as well as a shift in the mix of interest-earning assets from relatively lower yielding securities to higher yielding loans.

Interest and Dividend Income
The weighted average yield on total interest-earning assets increased 24 basis points, from 2.84% for the prior year nine month period to 3.08% for the current year nine month period, while the average balance of interest-earning assets decreased $328.8 million from the prior year nine month period. Absent the impact of the leverage strategy, the weighted average yield on total interest-earning assets would have increased 10 basis points, from 3.25% for the prior year nine month period to 3.35% for the current year nine month period, while the average balance of interest-earning assets would have decreased $144.2 million. The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2018	2017	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$193,276	$189,064	$4,212	2.2%
Cash and cash equivalents	22,230	12,720	9,510	74.8
MBS	16,563	18,374	(1,811)	(9.9)
FHLB stock	9,115	9,153	(38)	(0.4)
Investment securities	3,395	3,301	94	2.8
Total interest and dividend income	$244,579	$232,612	$11,967	5.1

The increase in interest income on loans receivable was due to an $80.6 million increase in the average balance of the portfolio, as well as a three basis point increase in the weighted average yield on the portfolio to 3.57% for the current year nine month period. The increase in the weighted average yield was due primarily to adjustable-rate loans repricing to higher market rates, along with the origination and purchase of new loans at higher market rates.

The table above includes interest income on cash and cash equivalents associated and not associated with the leverage strategy. Interest income on cash and cash equivalents not related to the leverage strategy increased $1.0 million from the prior year nine month period due to a 70 basis point increase in the weighted average yield. Interest income on cash associated with the leverage strategy increased $8.5 million from the prior year nine month period due to a 72 basis point increase in the weighted average yield. In both cases, the increase in the weighted average yield was related to cash balances held at the FRB of Kansas City.

The decrease in interest income on the MBS portfolio was due to a $173.5 million decrease in the average balance of the portfolio, partially offset by a 14 basis point increase in the weighted average yield on the portfolio to 2.32% for the current year nine month period. Cash flows not reinvested were used primarily to fund loan growth and pay off certain maturing term borrowings. The increase in the weighted average yield was due primarily to adjustable-rate MBS repricing to higher market rates, as well as a decrease in the impact of net premium amortization. Net premium amortization of $2.3 million during the current year nine month period decreased the weighted average yield on the portfolio by 33 basis points. During the prior year nine month period, $3.3 million of net premiums were amortized which decreased the weighted average yield on the portfolio by 39 basis points. As of June 30, 2018, the remaining net balance of premiums on our portfolio of MBS was $6.3 million.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities increased 17 basis points, from 1.19% for the prior year nine month period to 1.36% for the current year nine month period, while the average balance of interest-bearing liabilities decreased $300.3 million from the prior year nine month period. Absent the impact of the leverage strategy, the weighted average rate paid on total interest-bearing liabilities would have increased one basis point, from 1.30% for the prior year nine month period to 1.31% for the current year nine month period, while the average balance of interest-bearing liabilities would have decreased $115.7 million. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2018	2017	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB borrowings	$55,190	$50,772	$4,418	8.7%
Deposits	38,028	31,655	6,373	20.1
Repurchase agreements	2,665	4,461	(1,796)	(40.3)
Total interest expense	$95,883	$86,888	$8,995	10.4

The table above includes interest expense on FHLB borrowings associated and not associated with the leverage strategy. Interest expense on FHLB borrowings not related to the leverage strategy decreased $5.3 million from the prior year nine month period due to a 21 basis point decrease in the weighted average rate paid on the portfolio, to 2.06% for the current year nine month period, and a $113.6 million decrease in the average balance of the portfolio. The decrease in the weighted average rate paid was due to certain maturing advances being replaced at lower effective interest rates. Interest expense on FHLB borrowings associated with the leverage strategy increased $9.7 million from the prior year nine month period due to a 77 basis point increase in the weighted average rate paid as a result of an increase in interest rates between periods.

The increase in interest expense on deposits was due primarily to a 15 basis point increase in the weighted average rate, to 0.96% for the current year nine month period. The increase in the weighted average rate was primarily related to the certificate of deposit portfolio, which increased 22 basis points to 1.58% for the current year nine month period. The weighted average rate paid on wholesale certificates increased 66 basis points, to 1.48% for the current year nine month period.

Provision for Credit Losses
The Bank did not record a provision for credit losses during the current year nine month period or the prior year nine month period. Based on management's assessment of the ACL formula analysis model and several other factors, it was determined that no provision for credit losses was necessary. Net loan charge-offs were $54 thousand during the current year nine month period and the prior year nine month period. At June 30, 2018, loans 30 to 89 days delinquent were 0.19% of total loans and loans 90 or more days delinquent or in foreclosure were 0.12% of total loans. At June 30, 2017, loans 30 to 89 days delinquent were 0.20% of total loans and loans 90 or more days delinquent or in foreclosure were 0.13% of total loans.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2018	2017	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$11,550	$11,123	$427	3.8%
Income from BOLI	1,320	1,669	(349)	(20.9)
Other non-interest income	3,345	3,509	(164)	(4.7)
Total non-interest income	$16,215	$16,301	$(86)	(0.5)

The increase in retail fees and charges was due mainly to increases in debit card income due to higher transaction volume in the current year and a reduction in waived fees as customers and vendors have become more accustomed to the chip card technology. The decrease in income from BOLI was due mainly to a one-time adjustment, in the second quarter of fiscal year 2018, to the benchmark interest rate associated with one of the policies.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2018	2017	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$33,631	$32,388	$1,243	3.8%
Information technology and related expense	10,316	8,524	1,792	21.0
Occupancy, net	8,391	8,098	293	3.6
Deposit and loan transaction costs	4,157	3,918	239	6.1
Regulatory and outside services	3,919	3,994	(75)	(1.9)
Advertising and promotional	3,512	3,275	237	7.2
Federal insurance premium	2,512	2,651	(139)	(5.2)
Office supplies and related expense	1,339	1,470	(131)	(8.9)
Other non-interest expense	2,368	1,861	507	27.2
Total non-interest expense	$70,145	$66,179	$3,966	6.0

The increase in salaries and employee benefits expense was due primarily to an increase in payroll expense, as well as a new 2018 Tax Savings Bonus Plan. The 2018 Tax Savings Bonus plan is a one-time bonus award to qualifying non-officer employees. The anticipated expense associated with this plan is being recognized in fiscal year 2018 and will total approximately $1.0 million, of which $667 thousand has been recognized during the current year nine month period. It is expected that the Bank will recognize the remaining $333 thousand of expense in the fourth quarter of fiscal year 2018 related to this plan. The increase in information technology and related expense was due mainly to a change in the presentation of certain information technology professional and consulting expenses beginning in fiscal year 2018. Information technology professional and consulting expenses are now being reported in information technology and related expenses rather than regulatory and outside services. Additionally, these expenses increased compared to the prior year due primarily to ongoing enhancements to the Bank's online banking services, along with increases in information technology expenses related to software licensing and depreciation. The change in the presentation of expenses resulted in a decrease in the amount of regulatory and outside services expenses for the current year nine month period, but this was partially offset by acquisition-related expenses. The increase in other non-interest expense was due mainly to an increase in OREO operations expense.

The Company's efficiency ratio was 42.54% for the current year nine month period compared to 40.84% for the prior year nine month period. The change in the efficiency ratio was due primarily to higher non-interest expense in the current year nine month period compared to the prior year nine month period. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A lower value indicates that the financial institution is generating revenue with a proportionally lower level of expense.

Income Tax Expense
Income tax expense was $17.2 million for the current year nine month period compared to $32.3 million for the prior year nine month period. The effective tax rate was 18.2% for the current year nine month period compared to 33.7% for the prior year nine month period. The decrease in the effective tax rate was due mainly to the Tax Act being signed into law in December 2017.

Average Balance Sheet
The following table presents the average balances of our assets, liabilities, and stockholders' equity, and the related annualized weighted average yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated, along with the ending balances of our assets, liabilities, and stockholders' equity at June 30, 2018 and the weighted average yield/rate on our interest-earning assets and interest-bearing liabilities at June 30, 2018, as well as selected performance ratios and other information as of the dates and for the periods shown. The leverage strategy was not in place at June 30, 2018, so the end of period information presented at June 30, 2018 in the table below does not reflect this strategy. Weighted average yields are derived by dividing annualized income by the average balance of the related assets, and weighted average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived from average daily balances. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yields/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

			For the Nine Months Ended
			June 30, 2018			June 30, 2017
	At June 30, 2018		Average	Interest		Average	Interest
		Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Rate	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$7,239,384	3.63%	$7,206,710	$193,276	3.57%	$7,126,112	$189,064	3.54%
MBS(2)	958,269	2.46	952,239	16,563	2.32	1,125,689	18,374	2.18
Investment securities(2)(3)	261,614	1.95	300,347	3,395	1.51	346,035	3,301	1.27
FHLB stock	100,694	6.72	184,275	9,115	6.61	194,422	9,153	6.29
Cash and cash equivalents(4)	182,078	1.95	1,943,369	22,230	1.51	2,123,529	12,720	0.79
Total interest-earning assets(1)(2)	8,742,039	3.45	10,586,940	244,579	3.08	10,915,787	232,612	2.84
Other non-interest-earning assets	306,698		306,598			297,478
Total assets	$9,048,737		$10,893,538			$11,213,265

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$910,118	0.04	$868,636	233	0.04	$824,150	226	0.04
Savings	388,983	0.53	363,808	1,027	0.38	344,874	567	0.22
Money market	1,179,698	0.47	1,190,407	3,103	0.35	1,209,279	2,141	0.24
Retail certificates	2,437,769	1.72	2,436,347	29,084	1.60	2,439,370	26,352	1.44
Wholesale certificates	406,515	1.78	413,821	4,581	1.48	386,860	2,369	0.82
Total deposits	5,323,083	1.07	5,273,019	38,028	0.96	5,204,533	31,655	0.81
FHLB borrowings(5)	2,174,816	2.08	4,000,632	55,190	1.83	4,298,883	50,772	1.57
Repurchase agreements	100,000	2.53	129,495	2,665	2.71	200,000	4,461	2.94
Total borrowings	2,274,816	2.10	4,130,127	57,855	1.86	4,498,883	55,233	1.63
Total interest-bearing liabilities	7,597,899	1.38	9,403,146	95,883	1.36	9,703,416	86,888	1.19
Other non-interest-bearing liabilities	109,513		124,551			122,534
Stockholders' equity	1,341,325		1,365,841			1,387,315
Total liabilities and stockholders' equity	$9,048,737		$10,893,538			$11,213,265
							(Continued)

			For the Nine Months Ended
			June 30, 2018			June 30, 2017
	At June 30, 2018		Average	Interest		Average	Interest
		Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Rate	Amount	Paid	Rate	Amount	Paid	Rate
	(Dollars in thousands)
Net interest income(6)				$148,696			$145,724
Net interest rate spread(7)(8)		2.07%			1.72%			1.65%
Net interest-earning assets	$1,144,140		$1,183,794			$1,212,371
Net interest margin(8)(9)					1.87			1.78
Ratio of interest-earning assets to interest-bearing liabilities					1.13x			1.12x

Selected performance ratios:
Return on average assets (annualized)(8)					0.95%			0.76%
Return on average equity (annualized)(8)					7.57			6.11
Average equity to average assets					12.54			12.37
Operating expense ratio(10)					0.86			0.79
Efficiency ratio(11)					42.54			40.84
Pre-tax yield on leverage strategy(12)					0.15			0.22
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

(3)
The average balance of investment securities includes an average balance of nontaxable securities of $25.4 million and $31.3 million for the nine months ended June 30, 2018 and June 30, 2017, respectively.

(4)
The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $1.75 billion and $1.93 billion for the nine months ended June 30, 2018 and June 30, 2017, respectively.

(5)
Included in this line, for the nine months ended June 30, 2018 and June 30, 2017, respectively, are FHLB borrowings related to the leverage strategy with an average outstanding amount of $1.84 billion and $2.02 billion, respectively, interest paid of $21.8 million and $12.1 million, respectively, at a rate of 1.56% and 0.79%, respectively, and FHLB borrowings not related to the leverage strategy with an average outstanding amount of $2.16 billion and $2.28 billion, respectively, interest paid of $33.4 million and $38.7 million, respectively, at a rate of 2.06% and 2.27%, respectively. The FHLB advance amounts and rates included in this line include the effect of interest rate swaps and are net of deferred prepayment penalties.

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

	For the Nine Months Ended
	June 30, 2018			June 30, 2017
	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Return on average assets (annualized)	0.95%	(0.17)%	1.12%	0.76%	(0.13)%	0.89%
Return on average equity (annualized)	7.57	0.17	7.40	6.11	0.21	5.90
Net interest margin	1.87	(0.36)	2.23	1.78	(0.35)	2.13
Net interest rate spread	1.72	(0.32)	2.04	1.65	(0.30)	1.95

(9)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

(10)	The operating expense ratio represents annualized non-interest expense as a percentage of average assets.

(11)	The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income.

(12)	The pre-tax yield on the leverage strategy represents annualized pre-tax income resulting from the transaction as a percentage of the average interest-earning assets associated with the transaction.

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the nine months ended June 30, 2018 to the nine months ended June 30, 2017. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Nine Months Ended
	June 30, 2018 vs. June 30, 2017
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$2,167	$2,045	$4,212
MBS	(2,961)	1,150	(1,811)
Investment securities	(469)	563	94
FHLB stock	(490)	452	(38)
Cash and cash equivalents	(1,163)	10,673	9,510
Total interest-earning assets	(2,916)	14,883	11,967

Interest-bearing liabilities:
Checking	12	(5)	7
Savings	33	427	460
Money market	(34)	997	963
Certificates of deposit	245	4,698	4,943
FHLB borrowings	(3,182)	7,600	4,418
Repurchase agreements	(1,473)	(323)	(1,796)
Total interest-bearing liabilities	(4,399)	13,394	8,995

Net change in net interest income	$1,483	$1,489	$2,972

Comparison of Operating Results for the Three Months Ended June 30, 2018 and 2017
For the quarter ended June 30, 2018, the Company recognized net income of $22.4 million, or $0.17 per share, compared to net income of $21.4 million, or $0.16 per share for the quarter ended June 30, 2017. The $1.0 million increase in net income was due primarily to a decrease in income tax expense resulting from the Tax Act being signed into law in December 2017, partially offset by an increase in non-interest expense.

The net interest margin increased 11 basis points, from 1.81% for the prior year quarter to 1.92% for the current year quarter. Excluding the effects of the leverage strategy, the net interest margin would have increased eight basis points, from 2.16% for the prior year quarter to 2.24% for the current year quarter. The increase in the net interest margin was due mainly to an increase in interest-earning asset yields.

Interest and Dividend Income
The weighted average yield on total interest-earning assets increased 29 basis points, from 2.91% for the prior year quarter to 3.20% for the current quarter, while the average balance of interest-earning assets decreased $659.1 million from the prior year quarter. Absent the impact of the leverage strategy, the weighted average yield on total interest-earning assets would have increased 12 basis points, from 3.28% for the prior year quarter to 3.40% for the current quarter, while the average balance of interest-earning assets would have decreased $128.3 million. The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2018	2017	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$64,893	$64,013	$880	1.4%
Cash and cash equivalents	7,221	5,619	1,602	28.5
MBS	5,921	5,821	100	1.7
FHLB stock	2,819	3,114	(295)	(9.5)
Investment securities	1,307	1,063	244	23.0
Total interest and dividend income	$82,161	$79,630	$2,531	3.2

The table above includes interest income on cash and cash equivalents associated and not associated with the leverage strategy. Interest income on cash and cash equivalents not related to the leverage strategy increased $222 thousand from the prior year quarter due to a 75 basis point increase in the weighted average yield. Interest income on cash associated with the leverage strategy increased $1.4 million from the prior year quarter due to a 75 basis point increase in the weighted average yield, partially offset by a decrease in the average balance as a result of the leverage strategy being in place for fewer days compared to the prior year quarter. In both cases, the increase in the weighted average yield was related to balances held at the FRB of Kansas City.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities increased 20 basis points, from 1.24% for the prior year quarter to 1.44% for the current quarter, while the average balance of interest-bearing liabilities decreased $631.6 million. Absent the impact of the leverage strategy, the weighted average rate paid on total interest-bearing liabilities would have increased four basis points, from 1.30% for the prior year quarter to 1.34% for the current quarter, while the average balance of interest-bearing liabilities would have decreased $100.9 million. The following table presents the components of interest expense for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2018	2017	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB borrowings	$18,501	$17,884	$617	3.5%
Deposits	13,587	10,895	2,692	24.7
Repurchase agreements	640	1,487	(847)	(57.0)
Total interest expense	$32,728	$30,266	$2,462	8.1

The table above includes interest expense on FHLB borrowings both associated and not associated with the leverage strategy. Interest expense on FHLB borrowings not related to the leverage strategy decreased $1.3 million from the prior year quarter as certain maturing advances were replaced at lower market interest rates and other maturing advances were not replaced. Interest expense on FHLB borrowings associated with the leverage strategy increased $1.9 million from the prior year quarter due to an 88 basis point increase in the weighted average rate paid resulting from an increase in interest rates between periods, partially offset by a decrease in the average balance as a result of the leverage strategy being in place for fewer days compared to the prior year quarter.

The increase in interest expense on deposits was due primarily to a 19 basis point increase in the weighted average rate paid on the portfolio, to 1.02% for the current quarter. The increase in the weighted average rate was primarily related to the certificate of deposit portfolio, which increased 26 basis points to 1.66% for the current quarter.

The decrease in interest expense on repurchase agreements was due to the maturity of a $100.0 million repurchase agreement between periods.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2018	2017	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$11,936	$11,210	$726	6.5%
Information technology and related expense	3,363	2,922	441	15.1
Occupancy, net	2,787	2,659	128	4.8
Deposit and loan transaction costs	1,437	1,304	133	10.2
Regulatory and outside services	1,628	1,383	245	17.7
Advertising and promotional	1,490	1,322	168	12.7
Federal insurance premium	813	879	(66)	(7.5)
Office supplies and related expense	455	492	(37)	(7.5)
Other non-interest expense	602	474	128	27.0
Total non-interest expense	$24,511	$22,645	$1,866	8.2

The increase in salaries and employee benefits expense was due primarily to an increase in payroll expense, as well as to the 2018 Tax Savings Bonus Plan as previously discussed. The increase in information technology and related expense was due mainly to a change in the presentation of certain information technology professional and consulting expenses beginning in fiscal year 2018. Information technology professional and consulting expenses are now being reported in information technology and related expenses rather than regulatory and outside services. Additionally, there were increases in information technology expenses related to software licensing and depreciation. The increase in regulatory and outside services was due primarily to expenses related to the acquisition of CCB, partially offset by the change in presentation of certain information technology professional and consulting expenses as discussed above.

The Company's efficiency ratio was 44.68% for the current quarter compared to 41.30% for the prior year quarter. The change in the efficiency ratio was due mainly to an increase in non-interest expense.

Income Tax Expense
Income tax expense was $8.0 million for the current quarter compared to $10.8 million for the prior year quarter. The effective tax rate for the current quarter was 26.3% compared to 33.6% for the prior year quarter. The decrease in the effective tax rate was due mainly to the Tax Act being signed into law in December 2017.

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

	For the Three Months Ended
	June 30, 2018			June 30, 2017
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$7,229,325	$64,893	3.59%	$7,224,131	$64,013	3.54%
MBS(2)	985,831	5,921	2.40	1,051,440	5,821	2.21
Investment securities(2)(3)	295,704	1,307	1.77	327,727	1,063	1.30
FHLB stock	167,889	2,819	6.74	193,617	3,114	6.45
Cash and cash equivalents(4)	1,594,067	7,221	1.79	2,135,014	5,619	1.04
Total interest-earning assets(1)(2)	10,272,816	82,161	3.20	10,931,929	79,630	2.91
Other non-interest-earning assets	304,603			295,602
Total assets	$10,577,419			$11,227,531

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$892,362	79	0.04	$843,997	77	0.04
Savings	382,511	458	0.48	354,835	213	0.24
Money market	1,186,079	1,207	0.41	1,218,900	720	0.24
Retail certificates	2,446,695	10,130	1.66	2,444,620	8,932	1.47
Wholesale certificates	409,650	1,713	1.68	396,737	953	0.96
Total deposits	5,317,297	13,587	1.02	5,259,089	10,895	0.83
FHLB borrowings(5)	3,674,595	18,501	2.00	4,264,448	17,884	1.67
Repurchase agreements	100,000	640	2.53	200,000	1,487	2.94
Total borrowings	3,774,595	19,141	2.02	4,464,448	19,371	1.73
Total interest-bearing liabilities	9,091,892	32,728	1.44	9,723,537	30,266	1.24
Other non-interest-bearing liabilities	113,216			113,031
Stockholders' equity	1,372,311			1,390,963
Total liabilities and stockholders' equity	$10,577,419			$11,227,531
					(Continued)

	For the Three Months Ended
	June 30, 2018			June 30, 2017
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
	(Dollars in thousands)

Net interest income(6)		$49,433			$49,364
Net interest rate spread(7)(8)			1.76%			1.67%
Net interest-earning assets	$1,180,924			$1,208,392
Net interest margin(8)(9)			1.92			1.81
Ratio of interest-earning assets to interest-bearing liabilities			1.13x			1.12x

Selected performance ratios:
Return on average assets (annualized)(8)			0.85%			0.76%
Return on average equity (annualized)(8)			6.52			6.15
Average equity to average assets			12.97			12.39
Operating expense ratio(10)			0.93			0.81
Efficiency ratio(11)			44.68			41.30
Pre-tax yield on leverage strategy(12)			0.07			0.21

					(Concluded)

(1)	Calculated net of unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)
The average balance of investment securities includes an average balance of nontaxable securities of $23.8 million and $29.4 million for the three months ended June 30, 2018 and June 30, 2017, respectively.

(4)
The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $1.43 billion and $1.94 billion for the three months ended June 30, 2018 and June 30, 2017, respectively.

(5)
Included in this line, for the quarters ended June 30, 2018 and June 30, 2017, respectively, are FHLB borrowings related to the leverage strategy with an average outstanding amount of $1.50 billion and $2.03 billion, respectively, interest paid of $7.3 million and $5.3 million, respectively, at a rate of 1.92% and 1.04%, respectively, and FHLB borrowings not related to the leverage strategy with an average outstanding amount of $2.17 billion and $2.23 billion, respectively, interest paid of $11.2 million and $12.5 million, respectively, at a rate of 2.06% and 2.25%, respectively. The FHLB advance amounts and rates included in this line include the effect of interest rate swaps and are net of deferred prepayment penalties.

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

	For the Three Months Ended
	June 30, 2018			June 30, 2017
	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Return on average assets (annualized)	0.85%	(0.13)%	0.98%	0.76%	(0.14)%	0.90%
Return on average equity (annualized)	6.52	0.06	6.46	6.15	0.21	5.94
Net interest margin	1.92	(0.32)	2.24	1.81	(0.35)	2.16
Net interest rate spread	1.76	(0.30)	2.06	1.67	(0.31)	1.98

(9)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

(10)	The operating expense ratio represents annualized non-interest expense as a percentage of average assets.

(11)	The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income.

(12)	The pre-tax yield on the leverage strategy represents annualized pre-tax income resulting from the transaction as a percentage of the average interest-earning assets associated with the transaction.

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended June 30, 2018 to the three months ended June 30, 2017. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended June 30,
	2018 vs. 2017
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$40	$840	$880
MBS	(376)	476	100
Investment securities	(112)	356	244
FHLB stock	(428)	133	(295)
Cash and cash equivalents	(1,691)	3,293	1,602
Total interest-earning assets	(2,567)	5,098	2,531

Interest-bearing liabilities:
Checking	4	(1)	3
Savings	18	227	245
Money market	(20)	506	486
Certificates of deposit	53	1,905	1,958
FHLB borrowings	(2,019)	2,636	617
Repurchase agreements	(663)	(184)	(847)
Total interest-bearing liabilities	(2,627)	5,089	2,462

Net change in net interest income	$60	$9	$69

Comparison of Operating Results for the Three Months Ended June 30, 2018 and March 31, 2018

For the quarter ended June 30, 2018, the Company recognized net income of $22.4 million, or $0.17 per share, compared to net income of $23.3 million, or $0.17 per share, for the quarter ended March 31, 2018. The decrease in net income was due primarily to an increase in non-interest expense.

Net interest income decreased $456 thousand, or 0.9%, from the prior quarter to $49.4 million for the current quarter. The net interest margin increased six basis points from 1.86% for the prior quarter to 1.92% for the current quarter. Excluding the effects of the leverage strategy, the net interest margin would have been 2.24% for the current quarter, unchanged from the prior quarter. The decrease in net interest income and the increase in net interest margin were due mainly to the leverage strategy being in place for fewer days in the current quarter compared to the prior quarter. When the leverage strategy is in place, it increases net interest income but reduces the net interest margin due to the amount of earnings from the transaction in comparison to the size of the transaction. The leverage strategy was suspended at certain times during the current quarter due to the negative interest rate spreads between the related FHLB borrowings and cash held at the FRB of Kansas City making the transaction unprofitable.

Interest and Dividend Income
The weighted average yield on total interest-earning assets for the current quarter increased 14 basis points from the prior quarter, to 3.20%, while the average balance of interest-earning assets decreased $435.1 million between the two periods. Absent the impact of the leverage strategy, the weighted average yield on total interest-earning assets would have increased five basis points from the prior quarter, to 3.40%, and the average balance of interest-earning assets would have increased $71.6 million. The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2018	2018	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$64,893	$64,194	$699	1.1%
Cash and cash equivalents	7,221	7,895	(674)	(8.5)
MBS	5,921	5,390	531	9.9
FHLB stock	2,819	3,201	(382)	(11.9)
Investment securities	1,307	1,094	213	19.5
Total interest and dividend income	$82,161	$81,774	$387	0.5

The table above includes interest income on cash and cash equivalents associated and not associated with the leverage strategy. Interest income on cash and cash equivalents not related to the leverage strategy increased $118 thousand from the prior quarter due to a 28 basis point increase in the weighted average yield, which was related to balances held at the FRB of Kansas City. Interest income on cash associated with the leverage strategy decreased $791 thousand from the prior quarter and dividend income on FHLB stock associated with the leverage strategy decreased $402 thousand from the prior quarter due to the leverage strategy being in place for fewer days in the current quarter compared to the prior quarter.

The increase in interest income on the MBS portfolio was due to a $47.7 million increase in the average balance of the portfolio, as well as a 10 basis point increase in the weighted average yield on the portfolio to 2.40% for the current quarter. The increase in the weighted average yield was due primarily to adjustable-rate MBS repricing to higher market rates, as well as a decrease in the impact of net premium amortization. Net premium amortization of $702 thousand during the current quarter decreased the weighted average yield on the portfolio by 29 basis points. During the prior quarter, $788 thousand of net premiums were amortized which decreased the weighted average yield on the portfolio by 33 basis points.

The increase in interest income on investment securities was due to a 34 basis point increase in the weighted average yield on the portfolio to 1.77% for the current quarter, primarily resulting from the replacement of maturing securities at higher market rates.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities for the current quarter increased nine basis points from the prior quarter, to 1.44%, while the average balance of interest-bearing liabilities decreased $450.0 million between the two periods. Absent the impact of the leverage strategy, the weighted average rate paid on total interest-bearing liabilities for the current quarter would have increased four basis points from the prior quarter, to 1.34%, and the average balance of interest-bearing liabilities would have increased $56.6 million. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2018	2018	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
FHLB borrowings	$18,501	$18,772	$(271)	(1.4)%
Deposits	13,587	12,480	1,107	8.9
Repurchase agreements	640	633	7	1.1
Total interest expense	$32,728	$31,885	$843	2.6

The table above includes interest expense on FHLB borrowings associated and not associated with the leverage strategy. Interest expense on FHLB borrowings not related to the leverage strategy increased $231 thousand from the prior quarter due primarily to a one basis point increase in the weighted average rate paid, to 2.06% for the current quarter. Interest expense on FHLB borrowings associated with the leverage strategy decreased $502 thousand from the prior quarter due to the leverage strategy being in place for fewer days in the current quarter compared to the prior quarter, partially offset by an increase in the weighted average rate paid.

The increase in interest expense on deposits was due primarily to a six basis point increase in the weighted average rate paid, to 1.02% for the current quarter. The increase in the weighted average rate paid was due primarily to increases in the retail certificate of deposit portfolio rate and wholesale certificate portfolio rate, which increased seven basis points and 24 basis points, respectively.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2018	2018	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Retail fees and charges	$3,915	$3,670	$245	6.7%
Income from BOLI	510	276	234	84.8
Other non-interest income	999	1,487	(488)	(32.8)
Total non-interest income	$5,424	$5,433	$(9)	(0.2)

The increase in retail fees and charges was due mainly to an increase in debit card income resulting from an increase in transaction volume, which was related to the seasonality of such activity. The increase in income from BOLI was due mainly to a one-time adjustment during the prior quarter to the benchmark interest rate associated with one of the policies. The decrease in other non-interest income was due primarily to a decrease in insurance commissions resulting from the receipt of annual commissions from certain insurance providers during the prior quarter and no such commissions received in the current quarter.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2018	2018	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$11,936	$11,167	$769	6.9%
Information technology and related expense	3,363	3,622	(259)	(7.2)
Occupancy, net	2,787	2,839	(52)	(1.8)
Deposit and loan transaction costs	1,437	1,313	124	9.4
Regulatory and outside services	1,628	1,151	477	41.4
Advertising and promotional	1,490	1,337	153	11.4
Federal insurance premium	813	847	(34)	(4.0)
Office supplies and related expense	455	442	13	2.9
Other non-interest expense	602	880	(278)	(31.6)
Total non-interest expense	$24,511	$23,598	$913	3.9

The increase in salaries and employee benefits expense was due mainly to additional expense on unallocated ESOP shares arising from the $0.25 per share True Blue Capitol dividend paid on those shares in June 2018. The expense recognized in the current quarter was $344 thousand, and it is expected that $344 thousand will also be recognized during the quarter ending September 30, 2018. Additionally, there was a net increase in payroll expense related to higher loan origination activity in the current quarter compared to the prior quarter. The increase in regulatory and outside services was due primarily to expenses related to the acquisition of CCB, as well as the timing of audit-related expenses. The decrease in other non-interest expense was due primarily to the timing of various miscellaneous expenses, along with a decrease in OREO operations expense.

The Company's efficiency ratio was 44.68% for the current quarter compared to 42.66% for the prior quarter. The change in the efficiency ratio was due primarily to higher non-interest expense in the current quarter compared to the prior quarter.

Income Tax Expense
Income tax expense was $8.0 million for the current quarter, compared to $8.4 million for the prior quarter. The decrease was due mainly to a decrease in pretax income. The effective tax rate was 26.3% for the current quarter compared to 26.5% for the prior quarter.

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

	For the Three Months Ended
	June 30, 2018			March 31, 2018
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$7,229,325	$64,893	3.59%	$7,194,856	$64,194	3.57%
MBS(2)	985,831	5,921	2.40	938,143	5,390	2.30
Investment securities(2)(3)	295,704	1,307	1.77	305,285	1,094	1.43
FHLB stock	167,889	2,819	6.74	193,477	3,201	6.71
Cash and cash equivalents(4)	1,594,067	7,221	1.79	2,076,109	7,895	1.52
Total interest-earning assets(1)(2)	10,272,816	82,161	3.20	10,707,870	81,774	3.06
Other non-interest-earning assets	304,603			310,401
Total assets	$10,577,419			$11,018,271

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$892,362	79	0.04	$868,878	76	0.04
Savings	382,511	458	0.48	360,471	321	0.36
Money market	1,186,079	1,207	0.41	1,195,699	1,106	0.38
Retail certificates	2,446,695	10,130	1.66	2,432,667	9,541	1.59
Wholesale certificates	409,650	1,713	1.68	403,293	1,436	1.44
Total deposits	5,317,297	13,587	1.02	5,261,008	12,480	0.96
FHLB borrowings(5)	3,674,595	18,501	2.00	4,180,927	18,772	1.81
Repurchase agreements	100,000	640	2.53	100,000	633	2.53
Total borrowings	3,774,595	19,141	2.02	4,280,927	19,405	1.83
Total interest-bearing liabilities	9,091,892	32,728	1.44	9,541,935	31,885	1.35
Other non-interest-bearing liabilities	113,216			115,505
Stockholders' equity	1,372,311			1,360,831
Total liabilities and stockholders' equity	$10,577,419			$11,018,271
					(Continued)

	For the Three Months Ended
	June 30, 2018			March 31, 2018
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
	(Dollars in thousands)

Net interest income(6)		$49,433			$49,889
Net interest rate spread(7)(8)			1.76%			1.71%
Net interest-earning assets	$1,180,924			$1,165,935
Net interest margin(8)(9)			1.92			1.86
Ratio of interest-earning assets to interest-bearing liabilities			1.13x			1.12x

Selected performance ratios:
Return on average assets (annualized)(8)			0.85%			0.85%
Return on average equity (annualized)(8)			6.52			6.86
Average equity to average assets			12.97			12.35
Operating expense ratio(10)			0.93			0.86
Efficiency ratio(11)			44.68			42.66
Pre-tax yield on leverage strategy(12)			0.07			0.18

					(Concluded)

(1)	Calculated net of unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)
The average balance of investment securities includes an average balance of nontaxable securities of $23.8 million and $24.8 million for the three months ended June 30, 2018 and March 31, 2018, respectively.

(4)
The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $1.43 billion and $1.91 billion for the three months ended June 30, 2018 and March 31, 2018, respectively.

(5)
Included in this line, for the quarters ended June 30, 2018 and March 31, 2018, respectively, are FHLB borrowings related to the leverage strategy with an average outstanding amount of $1.50 billion and $2.01 billion, respectively, interest paid of $7.3 million and $7.8 million, respectively, at a rate of 1.92% and 1.55%, respectively, and FHLB borrowings not related to the leverage strategy with an average outstanding amount of $2.17 billion for each of the two periods, interest paid of $11.2 million and $11.0 million, respectively, at a rate of 2.06% and 2.05%, respectively. The FHLB advance amounts and rates included in this line include the effect of interest rate swaps and are net of deferred prepayment penalties.

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

	For the Three Months Ended
	June 30, 2018			March 31, 2018
	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Return on average assets (annualized)	0.85%	(0.13)%	0.98%	0.85%	(0.15)%	1.00%
Return on average equity (annualized)	6.52	0.06	6.46	6.86	0.21	6.65
Net interest margin	1.92	(0.32)	2.24	1.86	(0.38)	2.24
Net interest rate spread	1.76	(0.30)	2.06	1.71	(0.34)	2.05

(9)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

(10)	The operating expense ratio represents annualized non-interest expense as a percentage of average assets.

(11)	The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income.

(12)	The pre-tax yield on the leverage strategy represents annualized pre-tax income resulting from the transaction as a percentage of the average interest-earning assets associated with the transaction.

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended June 30, 2018 to the three months ended March 31, 2018. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended
	June 30, 2018 vs. March 31, 2018
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$310	$389	$699
MBS	281	250	531
Investment securities	(35)	248	213
FHLB stock	(395)	13	(382)
Cash and cash equivalents	(1,973)	1,299	(674)
Total interest-earning assets	(1,812)	2,199	387

Interest-bearing liabilities:
Checking	3	—	3
Savings	22	115	137
Money market	(8)	109	101
Certificates of deposit	93	773	866
FHLB borrowings	(2,183)	1,912	(271)
Repurchase agreements	4	3	7
Total interest-bearing liabilities	(2,069)	2,912	843

Net change in net interest income	$257	$(713)	$(456)

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

In the event short-term liquidity needs exceed available cash, the Bank has access to a line of credit at FHLB and the FRB of Kansas City's discount window. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of regulatory total assets without the pre-approval of FHLB senior management. In July 2018, the president of FHLB approved an increase, through July 2019, in the Bank's borrowing limit to 55% of Bank Call Report total assets. When the leverage strategy is in place, the Bank maintains the resulting excess cash reserves from the FHLB borrowings at the FRB of Kansas City, which can be used to meet any short-term liquidity needs. The amount that can be borrowed from the FRB of Kansas City's discount window is based upon the fair value of securities pledged as collateral and certain other characteristics of those securities, and is used only when other sources of short-term liquidity are unavailable. Management tests the Bank's access to the FRB of Kansas City's discount window annually with a nominal, overnight borrowing.

If management observes a trend in the amount and frequency of line of credit utilization and/or short-term borrowings that is not in conjunction with a planned strategy, such as the leverage strategy, the Bank will likely utilize long-term wholesale borrowing sources such as FHLB advances and/or repurchase agreements to provide long-term, fixed-rate funding. The maturities of these long-term borrowings are generally staggered in order to mitigate the risk of a highly negative cash flow position at maturity. The Bank's internal policy limits total borrowings to 55% of total assets. At June 30, 2018, the Bank had total borrowings, at par, of $2.28 billion, or approximately 25% of total assets.

The amount of FHLB advances outstanding at June 30, 2018 was $2.08 billion, of which $775.0 million was scheduled to mature in the next 12 months, including $300.0 million of FHLB advances tied to interest rate swaps. All FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB. At June 30, 2018, the Bank's ratio of the par value of FHLB borrowings to Call Report total assets was 24%. When the full leverage strategy is in place, FHLB borrowings may be in excess of 40% of the Bank's Call Report total assets, and may be in excess of 40% as long as the Bank continues its leverage strategy and FHLB senior management continue to approve the Bank's borrowing limit being in excess of 40% of Call Report total assets. All or a portion of the FHLB borrowings in conjunction with the leverage strategy could be repaid at any point in time while the strategy is in effect, if necessary.

At June 30, 2018, the Bank had repurchase agreements of $100.0 million, or approximately 1% of total assets, none of which were scheduled to mature in the next 12 months. The Bank may enter into additional repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to the total borrowings limit of 55% discussed above. The Bank has pledged securities with an estimated fair value of $107.8 million as collateral for repurchase agreements as of June 30, 2018. The securities pledged for the repurchase agreements will be delivered back to the Bank when the repurchase agreements mature.

The Bank could utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At June 30, 2018, the Bank had $624.6 million of securities that were eligible but unused as collateral for borrowing or other liquidity needs.

The Bank has access to other sources of funds for liquidity purposes, such as brokered and public unit deposits. As of June 30, 2018, the Bank's policy allowed for combined brokered and public unit deposits up to 15% of total deposits. At June 30, 2018, the Bank had public unit deposits totaling $406.5 million, which had an average remaining term to maturity of 10 months, or approximately 8% of total deposits, and no brokered deposits. Management continuously monitors the wholesale deposit market for opportunities to obtain funds at attractive rates. The Bank had pledged securities with an estimated fair value of $446.3 million as collateral for public unit deposits at June 30, 2018. The securities pledged as collateral for public unit deposits are held under joint custody with FHLB and generally will be released upon deposit maturity.

At June 30, 2018, $1.04 billion of the Bank's certificate of deposit portfolio was scheduled to mature within one year, including $281.3 million of public unit deposits. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products at the prevailing rate, although no assurance can be given in this regard.  We also anticipate the majority of the maturing public unit deposits will be replaced with similar wholesale funding products.

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

The following table presents the contractual maturities of our loan, MBS, and investment securities portfolios at June 30, 2018, along with associated weighted average yields. Loans and securities which have adjustable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses. As of June 30, 2018, the amortized cost of investment securities in our portfolio which are callable or have pre-refunding dates within one year was $169.8 million.

	Loans(1)		MBS		Investment Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Amounts due:
Within one year	$81,399	4.45%	$2,073	3.80%	$54,860	1.26%	$138,332	3.17%

After one year:
Over one to two years	12,826	4.93	2,042	4.56	54,906	1.52	69,774	2.23
Over two to three years	114,842	3.89	21,336	2.78	55,818	1.70	191,996	3.13
Over three to five years	47,920	3.96	83,022	1.57	96,030	2.74	226,972	2.57
Over five to ten years	624,781	3.52	365,891	2.15	—	—	990,672	3.02
Over ten to fifteen years	1,265,215	3.39	153,418	2.81	—	—	1,418,633	3.33
After fifteen years	5,079,186	3.68	330,487	2.82	—	—	5,409,673	3.62
Total due after one year	7,144,770	3.62	956,196	2.46	206,754	2.13	8,307,720	3.45

	$7,226,169	3.63	$958,269	2.46	$261,614	1.95	$8,446,052	3.44

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

The maximum balance of short-term FHLB borrowings outstanding at any month-end during the nine months ended June 30, 2018 was $2.98 billion, and the average balance of short-term FHLB borrowings outstanding during this period was $2.60 billion at a weighted average contractual rate of 1.61%. Short-term FHLB borrowings for this disclosure are defined as those with maturity dates within the next 12 months. The majority of the short-term FHLB borrowings amount related to borrowings associated with the leverage strategy. This compares to a balance of short-term FHLB borrowings outstanding at June 30, 2018 of $875.0 million at a weighted average contractual rate of 1.81%.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company's consolidated financial statements for the quarter ended June 30, 2018, or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action ("PCA"). As of June 30, 2018, the Bank and Company exceeded all regulatory capital requirements. The following table presents the regulatory capital ratios of the Bank and the Company at June 30, 2018.

				Regulatory
				Requirement For
			Minimum	Well-Capitalized
	Bank	Company	Regulatory	Status of Bank
	Ratios	Ratios	Requirement	Under PCA Provisions
Tier 1 leverage ratio	11.0%	12.6%	4.0%	5.0%
Common Equity Tier 1 capital ratio	26.2	30.0	4.5	6.5
Tier 1 capital ratio	26.2	30.0	6.0	8.0
Total capital ratio	26.4	30.2	8.0	10.0

The following table presents a reconciliation of equity under GAAP to regulatory capital amounts, as of June 30, 2018, for the Bank and the Company (dollars in thousands):

	Bank	Company
Total equity as reported under GAAP	$1,172,779	$1,341,325
AOCI	(3,763)	(3,763)
Total tier 1 capital	1,169,016	1,337,562
ACL	8,344	8,344
Total capital	$1,177,360	$1,345,906

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

Qualitative Disclosure about Market Risk
At June 30, 2018, the Bank's gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $(303.6) million, or (3.36)% of total assets, compared to $65.6 million, or 0.72% of total assets, at March 31, 2018. The decrease in the one-year gap amount was due primarily to an increase in the amount of borrowings and certificates of deposit projected to reprice over the next year. In addition, cash flows from mortgage-related assets projected to reprice decreased compared to March 31, 2018 due to higher interest rates. This increase in interest rates resulted in lower projected cash flows on these assets over the next year compared to March 31, 2018. The decrease in the projected cash flows on mortgage-related assets was partially offset by an increase in the amount of cash held at June 30, 2018. As interest rates rise, borrowers have less economic incentive to refinance their mortgages and agency debt issuers have less economic incentive or opportunity to exercise their call options in order to issue new debt at lower interest rates, resulting in lower projected cash flows on these assets.

The majority of interest-earning assets anticipated to reprice in the coming year are repayments and prepayments on one- to four-family loans and MBS, both of which include the option to prepay without a fee being paid by the contract holder. The amount of interest-bearing liabilities expected to reprice in a given period is not typically impacted significantly by changes in interest rates because the Bank's borrowings and certificate of deposit portfolios have contractual maturities and generally cannot be terminated early without a prepayment penalty. If interest rates were to increase 200 basis points, as of June 30, 2018, the Bank's one-year gap is projected to be $(676.3) million, or (7.47)% of total assets. This compares to a one-year gap of $(327.0) million, or (3.59)% of total assets, if interest rates were to have increased 200 basis points as of March 31, 2018.

During the current quarter, loan repayments totaled $286.9 million and cash flows from the securities portfolio totaled $141.6 million. The asset cash flows of $428.5 million were reinvested into new assets at current market interest rates. Total cash flows from fixed-rate liabilities that matured and repriced into current market interest rates during the current quarter were $412.9 million. These offsetting cash flows allow the Bank to manage its interest rate risk and gap position more precisely than if the Bank did not have offsetting cash flows due to its mix of assets or maturity structure of liabilities.

Other strategies include managing the Bank's wholesale assets and liabilities. The Bank primarily uses long-term fixed-rate borrowings with no embedded options to lengthen the average life of the Bank's liabilities. The fixed-rate characteristics of these borrowings lock-in the cost until maturity and thus decrease the amount of liabilities repricing as interest rates move higher compared to funding with lower-cost short-term borrowings. These borrowings are laddered in order to prevent large amounts of liabilities repricing in any one period. The WAL of the Bank's term borrowings as of June 30, 2018 was 1.8 years. However, including the impact of interest rate swaps related to $300.0 million of adjustable-rate FHLB advances, the WAL of the Bank's term borrowings as of June 30, 2018 was 2.7 years. The interest rate swaps effectively convert the adjustable-rate borrowings into long-term, fixed-rate liabilities.

The Bank uses the securities portfolio to shorten the average life of the Bank's assets. Purchases in the securities portfolio over the past few years have primarily been focused on callable agency debentures with maturities no longer than five years, shorter duration MBS, and adjustable-rate MBS. These securities have a shorter average life and provide a steady source of cash flow that can be reinvested as interest rates rise or used to purchase higher-yielding assets. The WAL of the Bank's securities portfolio as of June 30, 2018 was 2.8 years.

In addition to the wholesale strategies, the Bank has sought to increase core deposits and long-term certificates of deposit. Core deposits are expected to reduce the risk of higher interest rates because their interest rates are not expected to increase significantly as market interest rates rise. Specifically, checking accounts and savings accounts have had minimal interest rate fluctuations throughout historical interest rate cycles, though no assurance can be given that this will be the case in future interest rate cycles. The balances and rates of these accounts have historically tended to remain very stable over time, giving them the characteristic of long-term liabilities. The Bank uses historical data pertaining to these accounts to estimate their future balances. At June 30, 2018 the WAL of the Bank's non-maturity deposits was 12.6 years.

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

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$1,425,828	$1,817,800	$1,142,612	$2,831,001	$7,217,241
Securities(2)	454,083	394,510	240,011	132,175	1,220,779
Other interest-earning assets	170,871	—	—	—	170,871
Total interest-earning assets	2,050,782	2,212,310	1,382,623	2,963,176	8,608,891

Interest-bearing liabilities:
Non-maturity deposits(3)	318,507	348,046	259,762	1,677,116	2,603,431
Certificates of deposit	1,160,930	1,185,927	496,311	1,116	2,844,284
Borrowings(4)	875,000	1,100,000	300,000	42,557	2,317,557
Total interest-bearing liabilities	2,354,437	2,633,973	1,056,073	1,720,789	7,765,272

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(303,655)	$(421,663)	$326,550	$1,242,387	$843,619

Cumulative excess of interest-earning assets over
interest-bearing liabilities	$(303,655)	$(725,318)	$(398,768)	$843,619

Cumulative excess of interest-earning assets over interest-bearing liabilities as a percent of total Bank assets at:
June 30, 2018	(3.36)%	(8.02)%	(4.41)%	9.32%
September 30, 2017	6.98

Cumulative one-year gap - interest rates +200 bps at:
June 30, 2018	(7.47)
September 30, 2017	0.88

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

(2)
MBS reflect projected prepayments at amortized cost. Investment securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of June 30, 2018, at amortized cost.

(3)
Although the Bank's checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts is based on assumptions developed from our actual experiences with these accounts. If all of the Bank's checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $2.59 billion, for a cumulative one-year gap of (28.6)% of total assets.

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

Change	Net Interest Income At
(in Basis Points)	June 30, 2018			September 30, 2017
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100 bp	$191,604	$1,237	0.65%	$181,200	$(6,623)	(3.53)%
000 bp	190,367	—	—	187,823	—	—
+100 bp	186,571	(3,796)	(1.99)	189,259	1,436	0.76
+200 bp	181,254	(9,113)	(4.79)	188,508	685	0.36
+300 bp	175,049	(15,318)	(8.05)	186,299	(1,524)	(0.81)

(1)	Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The net interest income projection was higher in the base case scenario at June 30, 2018 compared to September 30, 2017. This was due primarily to enhancements in the Bank's deposit rate model to better align projected money market deposit rates with historical behavior and management's expectations. This change resulted in a decrease in the projected interest expense over the 12-month horizon compared to September 30, 2017. In addition, higher interest rates at June 30, 2018 resulted in an increase in the projected income on the Bank's interest-earning assets compared to September 30, 2017.

The net interest income projections decreased from the base case in all rising rate scenarios at June 30, 2018, while at September 30, 2017 the net interest income projection improved in the +100 and +200 basis point scenarios before decreasing in the +300 basis point scenario. This change was due primarily to a decrease in cash between the two periods as well as higher market interest rates at June 30, 2018, which reduced projected cash flows on mortgage-related assets, both of which resulted in a decrease in the level of earnings in the higher interest rate environments. The decrease in cash, which reprices daily, reduced the amount of assets projected to reprice in the twelve-month horizon. In addition, the one-year gap was negative at June 30, 2018 due to a reduction in cash flows from the Bank's mortgage-related assets and callable agency debentures, along with an increase in the amount of borrowings scheduled to reprice. At June 30, 2018, as interest rates move higher, liabilities would reprice to higher interest rates at a faster pace than assets and have a negative impact on the Bank's net interest income projection. At September 30, 2017, modeled in the +300 basis point scenario, liabilities would reprice to higher interest rates at a faster pace than assets and have a negative impact on the Bank's net interest income projection.

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

Change	Market Value of Portfolio Equity At
(in Basis Points)	June 30, 2018			September 30, 2017
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100 bp	$1,423,900	$57,143	4.18%	$1,446,537	$(13,891)	(0.95)%
000 bp	1,366,757	—	—	1,460,428	—	—
+100 bp	1,206,738	(160,019)	(11.71)	1,352,558	(107,870)	(7.39)
+200 bp	1,010,619	(356,138)	(26.06)	1,173,891	(286,537)	(19.62)
+300 bp	807,935	(558,822)	(40.89)	969,747	(490,681)	(33.60)

(1)	Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The percentage change in the Bank's MVPE at June 30, 2018 was more adversely impacted in the increasing interest rate scenarios than at September 30, 2017. This was due to a decrease in cash held between the two periods as well as market interest rates being higher at June 30, 2018. The market value of cash is not impacted by changes in interest rates due to the fact that the interest rates on cash changes daily as short-term interest rates change. As long-term interest rates increase, repayments on mortgage-related assets are more likely to decrease and only be realized through significant changes in borrowers' lives such as divorce, death, job-related relocations, or other events as there is less economic incentive for borrowers to prepay their debt, resulting in an increase in the average life of mortgage-related assets. Similarly, call projections for the Bank's callable agency debentures decrease as interest rates rise, which results in cash flows related to these assets moving closer to the contractual maturity dates. The higher expected average lives of these assets, relative to the assumptions in the base case interest rate environment, increases the sensitivity of their market value to changes in interest rates. In addition, the WAL of the Bank's non-maturity deposits has decreased since September 30, 2017 due to an increase in interest rates. When the difference between deposit account interest rates and market interest rates increases, the Bank's deposit model assumes a higher level of deposit balance runoff as depositors are more likely to move funds from deposit accounts into higher yielding assets. The shorter expected average lives of these liabilities reduces the sensitivity of their market value to changes in interest rates.

The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates for our interest-earning assets and interest-bearing liabilities as of June 30, 2018. Yields presented for interest-earning assets include the amortization of fees, costs, premiums and discounts, which are considered adjustments to the yield. The interest rate presented for term borrowings is the effective rate, which includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The WAL presented for term borrowings includes the effect of interest rate swaps. The maturity and repricing terms presented for one- to four-family loans represent the contractual terms of the loan.

	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Investment securities	$261,614	1.95%	1.6	21.4%	3.0%
MBS - fixed	620,302	2.25	3.3	50.9	7.1
MBS - adjustable	337,967	2.84	3.0	27.7	3.9
Total securities	1,219,883	2.35	2.8	100.0%	14.0
Loans receivable:
Fixed-rate one- to four-family:
<= 15 years	1,159,642	3.10	4.2	16.0%	13.3
> 15 years	4,490,849	3.85	6.7	62.1	51.4
All other fixed-rate loans	285,700	4.21	4.4	4.0	3.3
Total fixed-rate loans	5,936,191	3.72	6.1	82.1	68.0
Adjustable-rate one- to four-family:
<= 36 months	246,404	1.88	3.6	3.4	2.8
> 36 months	859,122	3.19	2.8	11.9	9.8
All other adjustable-rate loans	184,452	5.17	6.0	2.6	2.1
Total adjustable-rate loans	1,289,978	3.22	3.4	17.9	14.7
Total loans receivable	7,226,169	3.63	5.6	100.0%	82.7
FHLB stock	100,694	6.72	1.7		1.2
Cash and cash equivalents	182,078	1.95	—		2.1
Total interest-earning assets	$8,728,824	3.45	5.1		100.0%

Non-maturity deposits	$2,478,799	0.32	12.6	46.6%	32.6%
Retail certificates of deposit	2,437,769	1.72	1.8	45.8	32.1
Public units	406,515	1.78	0.8	7.6	5.4
Total deposits	5,323,083	1.07	6.7	100.0%	70.1
Term borrowings	2,175,000	2.10	2.7	95.6%	28.6
FHLB line of credit	100,000	2.11	—	4.4	1.3
Total borrowings	2,275,000	2.10	2.5	100.0%	29.9
Total interest-bearing liabilities	$7,598,083	1.38	5.5		100.0%

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of June 30, 2018. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2018, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The following table summarizes our share repurchase activity during the three months ended June 30, 2018 and additional information regarding our share repurchase program. In October 2015, the Company announced a stock repurchase plan for up to $70.0 million of common stock. It is anticipated that shares will be purchased from time to time in the open-market based upon market conditions and available liquidity. There is no expiration for this repurchase plan.

				Approximate
	Total		Total Number of	Dollar Value of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
	Purchased	per Share	Announced Plans	Under the Plan
April 1, 2018 through
April 30, 2018	—	$—	—	$70,000,000
May 1, 2018 through
May 31, 2018	—	—	—	70,000,000
June 1, 2018 through
June 30, 2018	—	—	—	70,000,000
Total	—	—	—	70,000,000

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
The following information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, filed with the Securities and Exchange Commission on August 9, 2018, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at June 30, 2018 and September 30, 2017, (ii) Consolidated Statements of Income for the three and nine months ended June 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2018 and 2017, (iv) Consolidated Statement of Stockholders' Equity for the nine months ended June 30, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the nine months ended June 30, 2018 and 2017, and (vi) Notes to the Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: August 9, 2018	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and Chief Executive Officer

Date: August 9, 2018	By:	/s/ Kent G. Townsend
Kent G. Townsend, Executive Vice President,
Chief Financial Officer and Treasurer