Form 10-Q
period 2018-12-31
Capitol Federal Financial, Inc.
filed 2019-02-08
CIK 1490906

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
_________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
or
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

(785) 235-1341
(Registrant's telephone number, including area code)
_____________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of February 1, 2019, there were 141,279,239 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except per share amounts)

	December 31,	September 30,
	2018	2018
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $44,027 and $122,733)	$81,713	$139,055
Securities:
Available-for-sale ("AFS"), at estimated fair value (amortized cost of $667,777 and $718,564)	668,487	714,614
Held-to-maturity ("HTM"), at amortized cost (estimated fair value of $563,771 and $601,071)	568,838	612,318
Loans receivable, net (allowance for credit losses ("ACL") of $8,558 and $8,463)	7,525,780	7,514,485
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	100,521	99,726
Premises and equipment, net	96,109	96,005
Income taxes receivable, net	—	2,177
Other assets	262,334	271,167
TOTAL ASSETS	$9,303,782	$9,449,547

LIABILITIES:
Deposits	$5,557,864	$5,603,354
FHLB borrowings	2,174,983	2,174,981
Other borrowings	106,186	110,052
Advance payments by borrowers for taxes and insurance	28,406	65,264
Income taxes payable, net	3,413	—
Deferred income tax liabilities, net	18,510	21,253
Accounts payable and accrued expenses	68,507	83,021
Total liabilities	7,957,869	8,057,925

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 141,269,239 and 141,225,516
shares issued and outstanding as of December 31, 2018 and September 30, 2018, respectively	1,413	1,412
Additional paid-in capital	1,208,323	1,207,644
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(35,930)	(36,343)
Retained earnings	173,984	214,569
Accumulated other comprehensive (loss) income ("AOCI"), net of tax	(1,877)	4,340
Total stockholders' equity	1,345,913	1,391,622
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,303,782	$9,449,547

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended
	December 31,
	2018	2017
INTEREST AND DIVIDEND INCOME:
Loans receivable	$70,772	$64,189
Mortgage-backed securities ("MBS")	6,523	5,252
FHLB stock	1,971	3,095
Cash and cash equivalents	1,714	7,114
Investment securities	1,441	994
Total interest and dividend income	82,421	80,644
INTEREST EXPENSE:
Deposits	15,725	11,961
FHLB borrowings	13,530	17,917
Other borrowings	865	1,392
Total interest expense	30,120	31,270
NET INTEREST INCOME	52,301	49,374
PROVISION FOR CREDIT LOSSES	—	—
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	52,301	49,374
NON-INTEREST INCOME:
Deposit service fees	3,352	3,965
Income from bank-owned life insurance ("BOLI")	635	534
Other non-interest income	1,437	859
Total non-interest income	5,424	5,358
NON-INTEREST EXPENSE:
Salaries and employee benefits	12,962	10,528
Information technology and related expense	4,599	3,331
Occupancy, net	3,252	2,765
Regulatory and outside services	1,766	1,140
Advertising and promotional	760	685
Deposit and loan transaction costs	736	1,407
Federal insurance premium	528	852
Office supplies and related expense	459	442
Other non-interest expense	1,720	886
Total non-interest expense	26,782	22,036
INCOME BEFORE INCOME TAX EXPENSE	30,943	32,696
INCOME TAX EXPENSE	6,560	860
NET INCOME	$24,383	$31,836

Basic earnings per share ("EPS")	$0.18	$0.24
Diluted EPS	$0.18	$0.24

Basic weighted average common shares	137,550,920	134,372,980
Diluted weighted average common shares	137,592,379	134,467,309

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	December 31,
	2018	2017
Net income	$24,383	$31,836
Other comprehensive income (loss), net of tax:
Changes in unrealized gains (losses) on AFS securities,
net of taxes of $(1,133) and $709	3,527	(1,166)
Changes in unrealized gains (losses) on cash flow hedges,
net of taxes of $3,128 and $(804)	(9,744)	1,322
Comprehensive income	$18,166	$31,992

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)

		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at September 30, 2017	$1,382	$1,167,368	$(37,995)	$234,640	$2,918	$1,368,313
Net income				31,836		31,836
Other comprehensive income, net of tax					156	156
Cumulative effect of adopting Accounting Standards Update ("ASU") 2016-09		19		(19)		—
ESOP activity		165	413			578
Stock-based compensation		94				94
Stock options exercised	—	46				46
Cash dividends to stockholders ($0.38 per share)				(50,412)		(50,412)
Balance at December 31, 2017	$1,382	$1,167,692	$(37,582)	$216,045	$3,074	$1,350,611

Balance at September 30, 2018	$1,412	$1,207,644	$(36,343)	$214,569	$4,340	$1,391,622
Net income				24,383		24,383
Other comprehensive loss, net of tax					(6,217)	(6,217)
Cumulative effect of adopting ASU 2014-09				394		394
ESOP activity		118	413			531
Stock-based compensation		95				95
Stock options exercised	1	466				467
Cash dividends to stockholders ($0.48 per share)				(65,362)		(65,362)
Balance at December 31, 2018	$1,413	$1,208,323	$(35,930)	$173,984	$(1,877)	$1,345,913

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,383	$31,836
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(1,971)	(3,095)
Proceeds from sales of loans receivable held-for-sale ("LHFS")	—	15,642
Amortization and accretion of premiums and discounts on securities	388	902
Depreciation and amortization of premises and equipment	2,518	2,058
Amortization of intangible assets	608	—
Amortization of deferred amounts related to FHLB advances, net	2	338
Common stock committed to be released for allocation - ESOP	531	578
Stock-based compensation	95	94
Changes in:
Unrestricted cash collateral (provided to)/received from derivative counterparties, net	(9,970)	2,211
Other assets, net	1,050	(680)
Income taxes payable, net	5,589	5,909
Deferred income tax liabilities, net	(746)	(6,572)
Accounts payable and accrued expenses	(8,175)	(5,909)
Net cash provided by operating activities	14,302	43,312

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	—	(101,782)
Proceeds from calls, maturities and principal reductions of AFS securities	51,003	11,760
Proceeds from calls, maturities and principal reductions of HTM securities	42,876	56,055
Proceeds from sale of AFS securities	—	2,078
Proceeds from the redemption of FHLB stock	94,500	—
Purchase of FHLB stock	(93,324)	(91,421)
Net increase in loans receivable	(11,898)	(10,979)
Purchase of premises and equipment	(2,183)	(2,034)
Proceeds from sale of other real estate owned ("OREO")	631	434
Net cash provided by (used in) investing activities	81,605	(135,889)

		(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	December 31,
	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(65,362)	(50,412)
Net change in deposits	(45,490)	(43,651)
Proceeds from borrowings	2,615,000	4,300,000
Repayments on borrowings	(2,618,866)	(4,400,000)
Change in advance payments by borrowers for taxes and insurance	(36,858)	(35,945)
Stock options exercised	467	46
Net cash used in financing activities	(151,109)	(229,962)

NET DECREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	(55,202)	(322,539)

CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS:
Beginning of period	139,055	351,659
End of period	$83,853	$29,120

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Loans transferred to LHFS	$—	$15,814

See accompanying notes to consolidated financial statements.		(Concluded)

Notes to Consolidated Financial Statements (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The consolidated financial statements include the accounts of Capitol Federal® Financial, Inc. (the "Company") and its wholly-owned subsidiary, Capitol Federal Savings Bank (the "Bank"). The Bank has two wholly-owned subsidiaries, Capitol Funds, Inc. and Capital City Investments, Inc. Capitol Funds, Inc. has a wholly-owned subsidiary, Capitol Federal Mortgage Reinsurance Company. Capital City Investments, Inc. is a real estate and investment holding company. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018, filed with the Securities and Exchange Commission ("SEC"). Interim results are not necessarily indicative of results for a full year.

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Cash, cash equivalents, restricted cash and restricted cash equivalents reported in the statement of cash flows include cash and cash equivalents of $81.7 million and $139.1 million at December 31, 2018 and September 30, 2018 and restricted cash and cash equivalents of $2.1 million at December 31, 2018, which was included in other assets on the consolidated balance sheet.  There was no restricted cash and cash equivalents at September 30, 2018.  The restricted cash and cash equivalents relate to the collateral postings to/from the Bank's derivative counterparties associated with the Bank's interest rate swaps.  See additional discussion regarding the interest rate swaps in the Borrowed Funds footnote.

Net Presentation of Cash Flows Related to Borrowings - At times, the Bank enters into certain FHLB advances with contractual maturities of 90 days or less. Cash flows related to these advances are reported on a net basis in the consolidated statements of cash flows.

Recent Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers. The ASU, as amended, implements a common revenue standard that clarifies the principles for recognizing revenue included in Accounting Standards Codification ("ASC") Topic 606. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The majority of the Company's revenue is composed of interest income from loans and securities which are explicitly excluded from the amended ASU. The Company elected to implement the amended ASU using the modified retrospective application with a cumulative adjustment to opening retained earnings at October 1, 2018. Upon adoption of the amended ASU, the Company recorded a cumulative adjustment to opening retained earnings of $394 thousand related to contracts that were not complete upon adoption. The amount was related to the change in the recognition of revenue related to certain insurance commissions. Additionally, effective October 1, 2018, interchange network charges are reported as a reduction in deposit service fees. Previously, these charges were reported as expense in deposit and loan transaction costs in the consolidated statements of income. The Company concluded the ASU did not significantly change the Company's revenue recognition methods. This ASU did not have a material impact on the Company's consolidated financial condition or results of operations at the time of adoption. The new disclosure requirements of the ASU are included in Note 8. Revenue Recognition.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU supersedes certain accounting guidance related to equity securities with readily determinable fair values and the related impairment assessment. An entity's equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this ASU. The ASU requires public business entities to utilize the exit price notion when determining fair value for financial instruments measured at amortized cost on the balance sheet. The ASU also requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the notes to the financial statements. ASU 2016-01 became effective for the Company on October 1, 2018. The adoption of this ASU did not have a material impact on the Company's consolidated financial condition or results of operations. The new disclosure requirements of the ASU are included in Note 6. Fair Value of Financial Instruments.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash (a consensus of the FASB Emerging Issues Task Force). The ASU addresses diversity in the classification and presentation of changes in restricted cash and cash equivalents on the statement of cash flows. The ASU requires that amounts described as restricted cash and cash equivalents be included with cash and cash equivalents when reconciling the beginning and ending amounts presented on the statement of cash flows, requires disclosures on the nature of restrictions on cash and cash equivalents, and the amount and financial statement line presentation of restricted cash and cash equivalents. The Company adopted this ASU on October 1, 2018 and it did not have a material impact on the Company's consolidated financial condition or results of operations at the time of adoption.

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

	For the Three Months Ended
	December 31,
	2018	2017
	(Dollars in thousands, except per share amounts)
Net income	$24,383	$31,836
Income allocated to participating securities	(9)	(13)
Net income available to common stockholders	$24,374	$31,823

Average common shares outstanding	137,550,471	134,372,531
Average committed ESOP shares outstanding	449	449
Total basic average common shares outstanding	137,550,920	134,372,980

Effect of dilutive stock options	41,459	94,329

Total diluted average common shares outstanding	137,592,379	134,467,309

Net EPS:
Basic	$0.18	$0.24
Diluted	$0.18	$0.24

Antidilutive stock options, excluded from the diluted average
common shares outstanding calculation	550,021	498,900

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS and HTM securities at the dates presented. The majority of the MBS and investment securities portfolios are composed of securities issued by United States government-sponsored enterprises ("GSEs").

	December 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
MBS	$420,077	$3,792	$1,469	$422,400
GSE debentures	243,550	181	1,778	241,953
Municipal bonds	4,150	—	16	4,134
	$667,777	$3,973	$3,263	$668,487
HTM:
MBS	$550,143	$4,769	$9,744	$545,168
Municipal bonds	18,695	2	94	18,603
	$568,838	$4,771	$9,838	$563,771

	September 30, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
MBS	$445,883	$3,270	$4,063	$445,090
GSE debentures	268,525	30	3,157	265,398
Municipal bonds	4,156	—	30	4,126
	$718,564	$3,300	$7,250	$714,614
HTM:
MBS	$591,900	$4,514	$15,589	$580,825
Municipal bonds	20,418	—	172	20,246
	$612,318	$4,514	$15,761	$601,071

The following tables summarize the estimated fair value and gross unrealized losses of those securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	December 31, 2018
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
AFS:
MBS	$82,110	$319	$69,586	$1,150
GSE debentures	52,822	158	148,358	1,620
Municipal bonds	2,429	3	1,503	13
	$137,361	$480	$219,447	$2,783

HTM:
MBS	$25,997	$81	$368,581	$9,663
Municipal bonds	5,445	28	11,498	66
	$31,442	$109	$380,079	$9,729

	September 30, 2018
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
AFS:
MBS	$324,563	$3,797	$8,129	$266
GSE debentures	101,735	1,231	148,049	1,926
Municipal bonds	4,126	30	—	—
	$430,424	$5,058	$156,178	$2,192

HTM:
MBS	$58,233	$904	$362,806	$14,685
Municipal bonds	18,345	171	685	1
	$76,578	$1,075	$363,491	$14,686

The unrealized losses at December 31, 2018 and September 30, 2018 were primarily a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary. Therefore, these securities have not been classified as other-than-temporarily impaired. The impairment is also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities, nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity. As a result of the analysis, management has concluded that no other-than-temporary impairments existed at December 31, 2018 or September 30, 2018.

The amortized cost and estimated fair value of debt securities as of December 31, 2018, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without prepayment penalty. For this reason, MBS are not included in the maturity categories.

	AFS		HTM
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
One year or less	$29,636	$29,590	$2,480	$2,476
One year through five years	218,064	216,497	16,215	16,127
	247,700	246,087	18,695	18,603
MBS	420,077	422,400	550,143	545,168
	$667,777	$668,487	$568,838	$563,771

The following table presents the taxable and non-taxable components of interest income on investment securities for the periods presented.

	For the Three Months Ended
	December 31,
	2018	2017
	(Dollars in thousands)
Taxable	$1,348	$881
Non-taxable	93	113
	$1,441	$994

The following table summarizes the carrying value of securities pledged as collateral for the obligations indicated below as of the dates presented.

	December 31, 2018	September 30, 2018
	(Dollars in thousands)
Public unit deposits	$460,260	$515,553
Repurchase agreements	105,960	108,360
Federal Reserve Bank of Kansas City ("FRB of Kansas City")	8,768	9,529
	$574,988	$633,442

4. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at the dates presented is summarized as follows:

	December 31, 2018	September 30, 2018
	(Dollars in thousands)
One- to four-family:
Originated	$3,955,975	$3,965,692
Correspondent purchased	2,491,692	2,505,987
Bulk purchased	279,719	293,607
Construction	33,443	33,149
Total	6,760,829	6,798,435
Commercial:
Commercial real estate	463,317	426,243
Commercial and industrial	61,221	62,869
Construction	93,244	80,498
Total	617,782	569,610
Consumer:
Home equity	129,795	129,588
Other	10,481	10,012
Total	140,276	139,600

Total loans receivable	7,518,887	7,507,645

Less:
ACL	8,558	8,463
Discounts/unearned loan fees	33,139	33,933
Premiums/deferred costs	(48,590)	(49,236)
	$7,525,780	$7,514,485

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

The following tables present the recorded investment, by class, in loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total recorded investment at the dates presented. The recorded investment in loans is defined as the unpaid principal balance of a loan, less charge-offs and inclusive of unearned loan fees and deferred costs. At December 31, 2018 and September 30, 2018, all loans 90 or more days delinquent were on nonaccrual status.

	December 31, 2018
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family:
Originated	$9,720	$5,285	$15,005	$3,959,520	$3,974,525
Correspondent purchased	1,992	1,109	3,101	2,523,416	2,526,517
Bulk purchased	2,810	3,154	5,964	275,042	281,006
Commercial:
Commercial real estate	64	—	64	551,997	552,061
Commercial and industrial	—	—	—	60,244	60,244
Consumer:
Home equity	651	472	1,123	128,458	129,581
Other	92	3	95	10,309	10,404
	$15,329	$10,023	$25,352	$7,508,986	$7,534,338

	September 30, 2018
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family:
Originated	$10,613	$5,025	$15,638	$3,968,362	$3,984,000
Correspondent purchased	3,846	458	4,304	2,536,913	2,541,217
Bulk purchased	3,521	3,063	6,584	288,386	294,970
Commercial:
Commercial real estate	76	—	76	501,932	502,008
Commercial and industrial	250	—	250	61,255	61,505
Consumer:
Home equity	472	521	993	128,351	129,344
Other	61	10	71	9,833	9,904
	$18,839	$9,077	$27,916	$7,495,032	$7,522,948

The recorded investment in mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of December 31, 2018 and September 30, 2018 was $2.9 million, which is included in loans 90 or more days delinquent or in foreclosure in the table above.   The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure was $910 thousand at December 31, 2018 and $1.3 million at September 30, 2018.

The following table presents the recorded investment, by class, in loans classified as nonaccrual at the dates presented.

	December 31, 2018	September 30, 2018
	(Dollars in thousands)
One- to four-family:
Originated	$6,822	$6,503
Correspondent purchased	1,415	863
Bulk purchased	3,154	3,063
Commercial:
Commercial real estate	1,351	—
Commercial and industrial	—	—
Consumer:
Home equity	480	530
Other	3	10
	$13,225	$10,969

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

	December 31, 2018		September 30, 2018
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family:
Originated	$9,089	$20,244	$8,660	$22,409
Correspondent purchased	1,287	3,292	997	3,126
Bulk purchased	70	7,009	—	7,195
Commercial:
Commercial real estate	3,824	1,351	1,251	1,368
Commercial and industrial	1,801	—	1,126	—
Consumer:
Home equity	194	805	298	894
Other	17	4	—	10
	$16,282	$32,705	$12,332	$35,002

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

	December 31, 2018		September 30, 2018
	Credit Score	LTV	Credit Score	LTV
One- to four-family - originated	767	62%	767	63%
One- to four-family - correspondent	764	66	764	67
One- to four-family - bulk purchased	758	62	758	62
Consumer - home equity	753	21	750	22
	765	63	765	63

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

For the Three Months Ended
December 31, 2018
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
(Dollars in thousands)
One- to four-family:
Originated	1	$117	$117
Correspondent purchased	—	—	—
Bulk purchased	—	—	—
Commercial:
Commercial real estate	—	—	—
Commercial and industrial	—	—	—
Consumer:
Home equity	—	—	—
Other	—	—	—
	1	$117	$117

For the Three Months Ended
December 31, 2017
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
(Dollars in thousands)
One- to four-family:
Originated	1	$74	$82
Correspondent purchased	—	—	—
Bulk purchased	—	—	—
Commercial:
Commercial real estate	—	—	—
Commercial and industrial	—	—	—
Consumer:
Home equity	—	—	—
Other	—	—	—
	1	$74	$82

The following table provides information on TDRs that became delinquent during the periods presented within 12 months after being restructured.

	For the Three Months Ended
	December 31, 2018		December 31, 2017
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
One- to four-family:
Originated	—	$—	12	$820
Correspondent purchased	—	—	—	—
Bulk purchased	—	—	3	1,040
Commercial:
Commercial real estate	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer:
Home equity	—	—	4	133
Other	—	—	—	—
	—	$—	19	$1,993

Impaired loans - The following information pertains to impaired loans, by class, as of the dates presented. All impaired loans were individually evaluated for loss and all losses were charged-off, resulting in no related ACL for these loans.

	December 31, 2018		September 30, 2018
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal
	Investment	Balance	Investment	Balance
	(Dollars in thousands)
One- to four-family:
Originated	$17,051	$17,576	$18,857	$19,388
Correspondent purchased	2,184	2,288	2,668	2,768
Bulk purchased	5,277	6,012	6,011	6,976
Commercial:
Commercial real estate	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer:
Home equity	474	638	504	720
Other	—	32	—	25
	$24,986	$26,546	$28,040	$29,877

The following information pertains to impaired loans, by class, for the periods presented.

	For the Three Months Ended
	December 31, 2018		December 31, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
One- to four-family:
Originated	$18,049	$185	$28,461	$297
Correspondent purchased	2,309	22	3,717	33
Bulk purchased	5,632	43	7,210	53
Commercial:
Commercial real estate	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer:
Home equity	489	9	668	10
Other	—	—	—	—
	$26,479	$259	$40,056	$393

Allowance for Credit Losses - The following is a summary of ACL activity, by loan portfolio segment, for the periods presented, and the ending balance of ACL based on the Company's impairment methodology.

	For the Three Months Ended December 31, 2018
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,953	$1,861	$925	$5,739	$2,556	$168	$8,463
Charge-offs	(20)	—	(26)	(46)	—	(10)	(56)
Recoveries	3	—	89	92	2	57	151
Provision for credit losses	(175)	(113)	(152)	(440)	476	(36)	—
Ending balance	$2,761	$1,748	$836	$5,345	$3,034	$179	$8,558

	For the Three Months Ended December 31, 2017
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$3,173	$1,922	$1,000	$6,095	$2,112	$191	$8,398
Charge-offs	(3)	—	—	(3)	—	(31)	(34)
Recoveries	—	—	—	—	—	6	6
Provision for credit losses	(55)	(20)	—	(75)	45	30	—
Ending balance	$3,115	$1,902	$1,000	$6,017	$2,157	$196	$8,370

The following is a summary of the loan portfolio and related ACL balances, at the dates presented, by loan portfolio segment disaggregated by the Company's impairment method. There was no ACL for loans individually evaluated for impairment at either date as all losses were charged-off.

	December 31, 2018
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$3,957,474	$2,524,333	$275,729	$6,757,536	$612,305	$139,511	$7,509,352

Recorded investment in loans
individually evaluated for impairment	17,051	2,184	5,277	24,512	—	474	24,986
	$3,974,525	$2,526,517	$281,006	$6,782,048	$612,305	$139,985	$7,534,338

ACL for loans collectively
evaluated for impairment	$2,761	$1,748	$836	$5,345	$3,034	$179	$8,558

	September 30, 2018
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$3,965,143	$2,538,549	$288,959	$6,792,651	$563,513	$138,744	$7,494,908

Recorded investment in loans
individually evaluated for impairment	18,857	2,668	6,011	27,536	—	504	28,040
	$3,984,000	$2,541,217	$294,970	$6,820,187	$563,513	$139,248	$7,522,948

ACL for loans collectively
evaluated for impairment	$2,953	$1,861	$925	$5,739	$2,556	$168	$8,463

5. BORROWED FUNDS
FHLB Borrowings and Interest Rate Swaps - At December 31, 2018 and September 30, 2018, the Bank had interest rate swap agreements with a total notional amount of $575.0 million and $475.0 million, respectively, in order to hedge the variable cash flows associated with $575.0 million and $475.0 million, respectively, of adjustable-rate FHLB advances. At December 31, 2018 and September 30, 2018, the interest rate swap agreements had an average remaining term to maturity of 5.1 years and 5.8 years, respectively. The interest rate swaps were designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the interest rate swap agreements. At December 31, 2018, the interest rate swaps were in a loss position with a total fair value of $3.2 million, which was reported in accounts payable and accrued expenses on the consolidated balance sheet. At September 30, 2018, the interest rate swaps were in a gain position with a total fair value of $9.7 million, which was reported in other assets on the consolidated balance sheet. During the three months ended December 31, 2018 and 2017, $151 thousand and $274 thousand, respectively, were reclassified from AOCI as an increase to interest expense and no hedge ineffectiveness was recognized in the consolidated statements of income during either period. At December 31, 2018, the Company estimates that $300 thousand will be reclassified as a decrease to interest expense during the next 12 months. The Bank has minimum collateral posting thresholds with its derivative counterparties and posts collateral on a daily basis. The Bank posted cash collateral of $2.1 million at December 31, 2018 and held cash collateral of $10.0 million at September 30, 2018.

Junior Subordinated Debentures and Trust Preferred Securities - In conjunction with the Capital City Bancshares, Inc. ("CCB") acquisition, the Company assumed $10.1 million of junior subordinated debentures relating to mandatorily redeemable capital trust preferred securities that were previously issued by CCB-sponsored trusts to third party investors. The proceeds from the trust preferred securities were invested in the related junior subordinated debentures issued by CCB. The junior subordinated debentures are included in other borrowings on the Company's consolidated balance sheet. The Company redeemed $3.9 million of junior subordinated debentures during the three months ended December 31, 2018, which resulted in the redemption of a like amount of trust preferred securities. The Company intends to redeem the remaining amount of trust-preferred securities and related junior subordinated debentures during the first half of fiscal year 2019.

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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value. The majority of the securities within the AFS portfolio were issued by GSEs. The Company primarily uses prices obtained from third party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third party pricing service when determining the fair value of its securities during the three months ended December 31, 2018 or during fiscal year 2018. The Company's major security types, based on the nature and risks of the securities, are:

•
GSE Debentures - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for similar securities. (Level 2)

•
MBS - Estimated fair values are based on a discounted cash flow method. Cash flows are determined based on prepayment projections of the underlying mortgages and are discounted using current market yields for benchmark securities. (Level 2)

•
Municipal Bonds - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for securities with similar credit profiles. (Level 2)

Interest Rate Swaps - The Company's interest rate swaps are designated as cash flow hedges and are reported at fair value in other assets on the consolidated balance sheet if in a gain position, and in accounts payable and accrued expenses if in a loss position, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. See "Note 5. Borrowed Funds" for additional information. The estimated fair value of the interest rates swaps are obtained from the counterparty and are determined using a discounted cash flow analysis using observable market-based inputs. On a quarterly basis, management corroborates the estimated fair values by internally calculating the estimated fair value using a discounted cash flow analysis using independent observable market-based inputs from a third party. The Company did not make any adjustments to the estimated fair value during the three months ended December 31, 2018 or during fiscal year 2018. (Level 2)

The following tables provide the level of valuation assumption used to determine the carrying value of the Company's financial instruments measured at fair value on a recurring basis at the dates presented. The Company did not have any Level 3 financial instruments measured at fair value on a recurring basis at December 31, 2018 or September 30, 2018. The Company did not have any liabilities measured at fair value at September 30, 2018.

	December 31, 2018
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$422,400	$—	$422,400	$—
GSE debentures	241,953	—	241,953	—
Municipal bonds	4,134	—	4,134	—
	668,487	—	668,487	—
Interest rate swaps	—	—	—	—
	$668,487	$—	$668,487	$—

Liabilities:
Interest rate swaps	$3,189	$—	$3,189	$—

	September 30, 2018
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$445,090	$—	$445,090	$—
GSE debentures	265,398	—	265,398	—
Municipal bonds	4,126	—	4,126	—
	714,614	—	714,614	—
Interest rate swaps	9,685	—	9,685	—
	$724,299	$—	$724,299	$—

The following is a description of valuation methodologies used for significant financial instruments measured at fair value on a non-recurring basis.

Loans Receivable - The amount of loans individually evaluated for impairment on a non-recurring basis during the three months ended December 31, 2018 and 2017 that were still held in the portfolio as of December 31, 2018 and 2017 was $1.8 million and $1.9 million, respectively. All of these loans were secured by residential real estate and were individually evaluated to determine if the carrying value of the loan was in excess of the fair value of the collateral, less estimated selling costs of 10%. Fair values were estimated through current appraisals. Management does not adjust or apply a discount to the appraised value, except for the estimated sales cost noted above. The primary significant unobservable input for loans individually evaluated for impairment was the appraisal. Fair values of loans individually evaluated for impairment cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan and, as such, are classified as Level 3. Based on this evaluation, the Bank charged-off all loss amounts as of December 31, 2018 and 2017; therefore, the fair value was equal to the carrying value and there was no ACL related to these loans.

OREO - OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower of cost or fair value. The fair value for OREO is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value or listing price, except for the estimated sales costs noted above. The primary significant unobservable input for OREO was the appraisal or listing price. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property and, as such, are classified as Level 3. The fair value of OREO measured on a non-recurring basis during the three months ended December 31, 2018 and 2017 that was still held in the portfolio as of December 31, 2018 and 2017 was $192 thousand and $313 thousand, respectively. The carrying value of the properties equaled the fair value of the properties at December 31, 2018 and 2017.
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

The carrying amounts and estimated fair values of the Company's financial instruments by fair value hierarchy, at the dates presented, were as follows:

	December 31, 2018
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$81,713	$81,713	$81,713	$—	$—
AFS securities	668,487	668,487	—	668,487	—
HTM securities	568,838	563,771	—	563,771	—
Loans receivable	7,525,780	7,509,214	—	—	7,509,214
FHLB stock	100,521	100,521	100,521	—	—
Liabilities:
Deposits	5,557,864	5,538,841	2,684,905	2,853,936	—
FHLB borrowings	2,174,983	2,149,149	100,001	2,049,148	—
Other borrowings	106,186	105,471	6,580	98,891	—
Interest rate swaps	3,189	3,189	—	3,189	—

	September 30, 2018
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$139,055	$139,055	$139,055	$—	$—
AFS securities	714,614	714,614	—	714,614	—
HTM securities	612,318	601,071	—	601,071	—
Loans receivable	7,514,485	7,418,026	—	—	7,418,026
FHLB stock	99,726	99,726	99,726	—	—
Interest rate swaps	9,685	9,685	—	9,685	—
Liabilities:
Deposits	5,603,354	5,569,591	2,666,297	2,903,294	—
FHLB borrowings	2,174,981	2,145,477	100,000	2,045,477	—
Other borrowings	110,052	109,465	10,503	98,962	—

7. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following is a summary of changes in the components of AOCI, net of tax, for the periods presented.

	For the Three Months Ended December 31, 2018
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(dollars in thousands)
Beginning balance	$(2,990)	$7,330	$4,340
Other comprehensive income (loss), before reclassifications	3,527	(9,895)	(6,368)
Amount reclassified from AOCI	—	151	151
Other comprehensive income (loss)	3,527	(9,744)	(6,217)
Ending balance	$537	$(2,414)	$(1,877)

	For the Three Months Ended December 31, 2017
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(dollars in thousands)
Beginning balance	$3,290	$(372)	$2,918
Other comprehensive income (loss), before reclassifications	(1,166)	1,596	430
Amount reclassified from AOCI	—	(274)	(274)
Other comprehensive income (loss)	(1,166)	1,322	156
Ending balance	$2,124	$950	$3,074

8. REVENUE RECOGNITION
On October 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, and all subsequent ASUs that modified the principles for recognizing revenue. The Company's primary sources of revenue consist of net interest income on financial assets and liabilities, which are not within the scope of the amended ASU. In addition, certain non-interest income revenue streams, such as loan servicing fees, derivatives, and BOLI are also not in-scope of the amended ASU. Based on an assessment of non-interest income revenue streams and a review of the related contracts with customers, the Company concluded the amended ASU did not significantly change the Company's revenue recognition methods. The Company elected to implement the amended ASU using the modified retrospective application with a cumulative adjustment to opening retained earnings at October 1, 2018. Upon adoption of the amended ASU, the Company recorded a cumulative adjustment to opening retained earnings of $394 thousand related to contracts that were not complete upon adoption. The amount was related to the change in the recognition of revenue related to certain insurance commissions.

Details of the Company's primary types of non-interest income revenue streams by financial statement line reported in the consolidated statements of income that are within the scope of the amended ASU and ASC Topic 606 are below. During the current quarter, revenue from contracts with customers totaled $4.3 million.

Deposit Service Fees
Interchange Transaction Fees - Interchange transaction fee income primarily consists of interchange fees earned on a transactional basis through card payment networks. The performance obligation for these types of transactions is satisfied as services are rendered for each transaction and revenue is recognized daily concurrently with the transaction processing services provided to the cardholder.

In order to participate in the card payment networks, the Company must pay various transaction related costs established by the networks ("interchange network charges"), including membership fees and a per unit charge for each transaction. The Company determined it is acting as an agent for its debit card customers when they are utilizing the card payment networks therefore; upon adoption of the amended ASU, interchange transaction fee income is reported net of interchange network charges. Previously, interchange network charges were reported in deposit and loan expense. Interchange network charges totaled $944 thousand and $742 thousand for the three months ended December 31, 2018 and 2017, respectively.

Service Charges on Deposit Accounts - Service charges on deposit accounts consist of account maintenance and transaction-based fees such as overdrafts, insufficient funds, wire transfers and the use of out-of-network ATMs. The Company's performance obligation is satisfied over a period of time, generally a month, for account maintenance and at the time of service for transaction-based fees. Revenue is recognized after the performance obligation is satisfied. Payments are typically collected from the customer's deposit account at the time the transaction is processed and/or at the end of the customer's statement cycle (typically monthly).

Other Non-Interest Income
Trust Asset Management Income - The Company provides trust asset management services to customers. The Company primarily earns fees for these services over time as the monthly services are provided and the Company assesses revenue at each month end. Fees are charged based on a tiered scale of the market value of the individual trust asset accounts at the end of the month.

Insurance Commissions - Insurance commissions are received on insurance product sales. The Company acts in the capacity of an agent between the Company's customer and the insurance carrier. The Company's performance obligation is satisfied when the terms of the policy have been agreed upon and the insurance policy becomes effective. Additionally, the Company earns performance-based incentives ("contingent insurance commissions") based on certain criteria established by the insurance carriers. Upon adoption of the amended ASU, contingent insurance commissions are accrued based upon management’s expectations. Previously, contingent insurance commissions were recognized when the funds were received.

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

•	our ability to extend the commercial banking and trust asset management expertise acquired from CCB through our existing branch footprint;

•	fluctuations in deposit flows;

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

This list of important factors is not all inclusive. For a discussion of risks and uncertainties related to our business that could adversely impact our operations and/or financial results, see "Part I, Item 1A. Risk Factors" in the Company's Annual Report on Form

10-K for the fiscal year ended September 30, 2018. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

As used in this Form 10-Q, unless we specify otherwise, "the Company," "we," "us," and "our" refer to Capitol Federal Financial, Inc. a Maryland corporation. "Capitol Federal Savings," and "the Bank," refer to Capitol Federal Savings Bank, a federal savings bank and the wholly-owned subsidiary of Capitol Federal Financial, Inc.

The following discussion and analysis is intended to assist in understanding the financial condition, results of operations, liquidity, and capital resources of the Company. The Bank comprises almost all of the consolidated assets and liabilities of the Company and the Company is dependent primarily upon the performance of the Bank for the results of its operations. Because of this relationship, references to management actions, strategies and results of actions apply to both the Bank and the Company. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018, filed with the SEC.

Executive Summary
The following summary should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations section in its entirety.

The Company provides a full range of banking services through the Bank, which is a wholly-owned subsidiary of the Company, headquartered in Topeka, Kansas. The Bank has 48 traditional and 10 in-store banking offices serving primarily the metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia and Salina, Kansas and portions of the Kansas City metropolitan area. We have been, and intend to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve.

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

Local economic conditions have a significant impact on the ability of borrowers to repay loans and the value of the collateral securing these loans. The industries in the Bank's local market areas, where the properties securing approximately 66% of the Bank's one- to four-family loans are located, are diversified, especially in the Kansas City metropolitan statistical area, which comprises the largest segment of our loan portfolio and deposit base. As of December 2018, the unemployment rate was 3.3% for Kansas and 3.1% for Missouri, compared to the national average of 3.9%, based on information from the Bureau of Labor Statistics. The Kansas City market area has an average household income of approximately $87 thousand per annum, based on 2018 estimates from Claritas Pop-Facts Premier. The average household income in our combined local market areas is approximately $81 thousand per annum, with 91% of the population at or above the poverty level, based on 2018 estimates from Claritas Pop-Facts Premier. The Federal Housing Finance Agency price index for Kansas and Missouri continues to indicate relative stability in property values in our local market areas. Management also monitors broad industry and economic indicators and trends in the states and/or metropolitan statistical areas with the highest concentrations of correspondent purchased loans.

For the quarter ended December 31, 2018, the Company recognized net income of $24.4 million, or $0.18 per share, a decrease of $7.5 million, or 23.4%, from the quarter ended December 31, 2017. The decrease in net income was due primarily to the prior year quarter including the impact of the enactment of the Tax Cuts and Jobs Act (the "Tax Act"), as well as to an increase in non-interest expense in the current quarter. These changes were partially offset by an increase in net interest income in the current quarter due primarily to the higher yielding loans added in the CCB acquisition.

The net interest margin increased 44 basis points, from 1.83% for the prior year quarter to 2.27% for the current quarter. When the leverage strategy is in place, it reduces the net interest margin due to the amount of earnings from the transaction in comparison to the size of the transaction. The leverage strategy was suspended at certain times during the current quarter due to the negative interest rate spreads between the related FHLB borrowings and cash held at the FRB of Kansas City, making the transaction unprofitable. Excluding the effects of the leverage strategy, the net interest margin would have increased 12 basis points, from 2.20% for the prior year quarter to 2.32% for the current quarter. The increase in the net interest margin excluding the effects of the leverage strategy was due mainly to the addition of higher yielding commercial loans in the CCB acquisition.

Total assets were $9.30 billion at December 31, 2018 compared to $9.45 billion at September 30, 2018. The $145.8 million decrease was due primarily to decreases in securities and cash and cash equivalents. The cash flows were used primarily to pay dividends to stockholders, fund certificate of deposit maturities, and pay borrowers' real estate taxes.

The loan receivable portfolio was $7.53 billion at December 31, 2018 compared to $7.51 billion at September 30, 2018. During the current year quarter, the Bank originated and refinanced $189.7 million of loans with a weighted average rate of 4.74% and purchased $52.9 million of one- to four-family loans from correspondent lenders with a weighted average rate of 4.37%. The Bank also entered into commercial real estate loan participations totaling $61.9 million with a weighted average rate of 4.99%, of which $45.3 million had not yet been funded as of December 31, 2018.

The Bank is continuing to manage the size and mix of its loan portfolio, while managing liquidity levels as measured by the ratio of securities and cash to total assets, to a target level of approximately 15%.  The ratio of securities and cash to total assets was 14.2% at December 31, 2018. The size of the loan portfolio has been managed by controlling correspondent loan volume primarily through the rates offered to correspondent lenders.  Management intends to continue to manage the size and mix of the loan portfolio by utilizing cash flows from the correspondent loan portfolio to fund commercial loan growth. During the current quarter, the commercial loan portfolio grew by $48.2 million, or 8%, while the correspondent one-to four-family loan portfolio decreased by $14.3 million, or 1%, and the bulk purchased one-to four-family loan portfolio decreased by $13.9 million, or 5%. Given the balance of total assets, it is unlikely that net loan growth will substantially increase in the current environment. Generally, over the past few years, cash flows from the securities portfolio have been used primarily to purchase loans and in part to pay down FHLB advances. By moving cash from lower yielding assets to higher yielding assets and repaying higher costing liabilities, we have been able to maintain our net interest margin.  In addition to the repayment of securities, the Bank has emphasized growth in the deposit portfolio in part to pay down term borrowings.

Total liabilities were $7.96 billion at December 31, 2018 compared to $8.06 billion at September 30, 2018. The $100.1 million decrease was due mainly to decreases in deposits, primarily the certificate of deposit portfolio, and advance payments by borrowers for taxes and insurance due to the timing of payments.

Stockholders' equity was $1.35 billion at December 31, 2018 compared to $1.39 billion at September 30, 2018. The $45.7 million decrease was due primarily to the payment of $65.4 million in cash dividends, partially offset by net income of $24.4 million. In the long run, management considers a 10% ratio of stockholders' equity to total assets at the Bank an appropriate level of capital. At December 31, 2018, this ratio was 13.1%.

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

Critical Accounting Policies
Our most critical accounting policies are the methodologies used to determine the ACL and fair value measurements. These policies are important to the presentation of our financial condition and results of operations, involve a high degree of complexity, and require management to make difficult and subjective judgments that may require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could affect reported results materially. These critical accounting policies and their application are reviewed at least annually by our audit committee. For a full discussion of our critical accounting policies, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

Financial Condition
The following table presents selected balance sheet information as of the dates indicated.

	December 31,	September 30,	June 30,	March 31,	December 31,
	2018	2018	2018	2018	2017
	(Dollars in thousands)
Total assets	$9,303,782	$9,449,547	$9,048,737	$9,116,461	$8,990,159
Cash and cash equivalents	81,713	139,055	182,078	140,580	29,120
AFS securities	668,487	714,614	555,361	559,146	501,884
HTM securities	568,838	612,318	664,522	716,372	770,806
Loans receivable, net	7,525,780	7,514,485	7,239,384	7,200,663	7,189,744
FHLB stock, at cost	100,521	99,726	100,694	195,626	195,470
Deposits	5,557,864	5,603,354	5,323,083	5,354,193	5,266,217
Borrowings	2,281,169	2,285,033	2,274,816	2,274,478	2,274,146
Stockholders' equity	1,345,913	1,391,622	1,341,325	1,364,740	1,350,611
Equity to total assets at end of period	14.5%	14.7%	14.8%	15.0%	15.0%

Loans Receivable. The following table presents the balance and weighted average rate of our loan portfolio as of the dates indicated. Approximately 59% of the loans in the one- to four-family loan portfolio at December 31, 2018 had a balance of $453 thousand or less at the time of origination.

	December 31, 2018		September 30, 2018
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
One- to four-family:
Originated	$3,955,975	3.77%	$3,965,692	3.74%
Correspondent purchased	2,491,692	3.61	2,505,987	3.59
Bulk purchased	279,719	2.67	293,607	2.60
Construction	33,443	4.08	33,149	4.03
Total	6,760,829	3.67	6,798,435	3.64
Commercial:
Commercial real estate	463,317	4.36	426,243	4.33
Commercial and industrial	61,221	5.19	62,869	5.00
Construction	93,244	4.74	80,498	4.59
Total	617,782	4.50	569,610	4.44
Consumer loans:
Home equity	129,795	6.20	129,588	5.97
Other	10,481	4.51	10,012	4.59
Total	140,276	6.07	139,600	5.87
Total loans receivable	7,518,887	3.78	7,507,645	3.74

Less:
ACL	8,558		8,463
Discounts/unearned loan fees	33,139		33,933
Premiums/deferred costs	(48,590)		(49,236)
Total loans receivable, net	$7,525,780		$7,514,485

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

	For the Three Months Ended
	December 31, 2018		September 30, 2018		June 30, 2018		March 31, 2018
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$7,507,645	3.74%	$7,226,169	3.66%	$7,187,742	3.63%	$7,177,504	3.62%
Originated and refinanced:
Fixed	116,032	4.59	117,904	4.44	143,059	4.21	77,825	3.80
Adjustable	73,711	4.98	56,996	4.55	54,385	4.42	36,612	4.28
Purchased and participations:
Fixed	72,140	4.60	80,138	4.40	78,650	4.04	120,155	3.85
Adjustable	42,651	4.88	20,105	3.92	30,017	3.49	48,062	3.61
Loans added in CCB acquisition, net	—	—	299,659	4.77	—	—	—	—
Change in undisbursed loan funds	(25,315)		(8,104)		19,808		(25,002)
Repayments	(267,469)		(284,927)		(286,923)		(246,894)
Principal recoveries (charge-offs), net	95		119		(46)		20
Other	(603)		(414)		(523)		(540)
Ending balance	$7,518,887	3.78	$7,507,645	3.74	$7,226,169	3.66	$7,187,742	3.63

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

	For the Three Months Ended
	December 31, 2018			December 31, 2017
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family:
<= 15 years	$23,055	4.19%	7.6%	$35,734	3.16%	12.1%
> 15 years	106,134	4.58	34.9	143,949	3.82	48.5
One- to four-family construction	16,478	4.51	5.4	9,139	3.70	3.1
Commercial:
Commercial real estate	7,802	4.78	2.5	4,792	4.13	1.6
Commercial and industrial	2,402	5.34	0.8	—	—	—
Commercial construction	29,919	4.78	9.8	—	—	—
Home equity	1,194	6.50	0.4	950	5.94	0.3
Other	1,188	4.69	0.4	103	9.36	—
Total fixed-rate	188,172	4.59	61.8	194,667	3.71	65.6

Adjustable-rate:
One- to four-family:
<= 36 months	5,228	3.72	1.7	767	2.75	0.3
> 36 months	33,079	4.04	10.9	31,935	3.12	10.7
One- to four-family construction	8,245	4.38	2.7	4,035	3.30	1.4
Commercial:
Commercial real estate	20,704	5.16	6.8	—	—	—
Commercial and industrial	2,335	5.98	0.8	—	—	—
Commercial construction	28,650	5.35	9.4	45,650	4.20	15.4
Home equity	17,426	6.32	5.7	18,826	5.31	6.3
Other	695	2.94	0.2	978	3.79	0.3
Total adjustable-rate	116,362	4.95	38.2	102,191	4.02	34.4

Total originated, refinanced and purchased	$304,534	4.73	100.0%	$296,858	3.82	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$38,939	4.53		$80,773	3.71
Participations - commercial	33,201	4.68		4,792	4.13
Total fixed-rate purchased/participations	72,140	4.60		85,565	3.73

Adjustable-rate:
Correspondent - one- to four-family	14,001	3.93		19,039	3.10
Participations - commercial	28,650	5.35		45,650	4.20
Total adjustable-rate purchased/participations	42,651	4.88		64,689	3.87
Total purchased/participation loans	$114,791	4.70		$150,254	3.79

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

	December 31, 2018					September 30, 2018
		% of	Credit		Average		% of	Credit		Average
	Amount	Total	Score	LTV	Balance	Amount	Total	Score	LTV	Balance
	(Dollars in thousands)
Originated	$3,955,975	58.8%	767	62%	$139	$3,965,692	58.6%	767	62%	$138
Correspondent purchased	2,491,692	37.0	764	66	377	2,505,987	37.1	764	67	378
Bulk purchased	279,719	4.2	758	62	304	293,607	4.3	758	62	304
	$6,727,386	100.0%	765	64	186	$6,765,286	100.0%	765	64	186

The following table presents originated, refinanced, and correspondent purchased activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average LTVs and weighted average credit scores for the periods indicated. Of the loans originated during the current quarter, $15.4 million were refinanced from other lenders. Of the loans originated and refinanced during the current quarter, 73% had loan values of $453 thousand or less. Of the correspondent loans purchased during the current quarter, 22% had loan values of $453 thousand or less.

	For the Three Months Ended
	December 31, 2018			December 31, 2017
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$126,325	77%	754	$101,420	77%	763
Refinanced by Bank customers	12,954	67	743	24,327	66	754
Correspondent purchased	52,940	74	763	99,812	75	766
	$192,219	75	756	$225,559	75	764

The following table presents the amount, percent of total, and weighted average rate, by state, of one- to four-family loan originations and correspondent purchases where originations and purchases in the state exceeded five percent of the total amount originated and purchased during the quarter ended December 31, 2018.

	For the Three Months Ended
	December 31, 2018
State	Amount	% of Total	Rate
	(Dollars in thousands)
Kansas	$121,760	63.3%	4.43%
Missouri	32,208	16.8	4.44
Texas	17,521	9.1	4.22
Other states	20,730	10.8	4.35
	$192,219	100.0%	4.40

One- to Four-Family Loan Commitments - The following table summarizes our one- to four-family loan origination and refinance commitments and one- to four-family correspondent loan purchase commitments as of December 31, 2018, along with associated weighted average rates. Loan commitments generally have fixed expiration dates or other termination clauses and may require the payment of a rate lock fee. It is expected that some of the loan commitments will expire unfunded, so the amounts reflected in the table below are not necessarily indicative of future cash needs.

	Fixed-Rate
	15 years	More than	Adjustable-	Total
	or less	15 years	Rate	Amount	Rate
	(Dollars in thousands)
Originate/refinance	$5,186	$28,271	$11,413	$44,870	4.47%
Correspondent	2,002	56,991	10,167	69,160	4.43
	$7,188	$85,262	$21,580	$114,030	4.45

Rate	4.19%	4.57%	4.05%

Commercial Loans - During the current quarter, the Bank entered into commercial real estate loan participations of $61.9 million, which included $58.6 million of commercial real estate construction loans. The majority of the $58.6 of commercial real estate construction loans had not yet been funded as of December 31, 2018. During the current quarter, the Bank funded $35.4 million of commercial real estate construction participation loans. The Bank also originated $30.0 million of commercial loans during the current quarter.

The following table presents the Bank's commercial real estate loans and loan commitments by industry classification, as defined by the North American Industry Classification System, as of December 31, 2018. Based on the terms of the construction loans as of December 31, 2018, of the $182.9 million of undisbursed amounts in the table, which does not include outstanding commitments, $44.7 million is projected to be disbursed by March 31, 2019, and an additional $99.1 million is projected to be disbursed by December 31, 2019. It is possible that not all of the funds will be disbursed due to the nature of the funding of construction projects. Included in the gross loan amounts in the table, which does not include outstanding commitments, are fixed-rate loans totaling $434.1 million at a weighted average rate of 4.26% and adjustable-rate loans totaling $305.4 million at a weighted average rate of 4.95%. The weighted average rate of fixed-rate loans is lower than that of adjustable-rate loans due primarily to the majority of the fixed-rate loans in the portfolio at December 31, 2018 having shorter terms to maturity. Additionally, the credit risk for most of the Bank's commercial real estate borrowing relationships is mitigated due to the amount of borrower equity injected into the projects, strong debt service coverage ratios, and the liquidity, personal cash flow and net worth of the guarantors. Several of these borrowing relationships have a preference for fixed-rate loans and the market interest rates are typically lower for these types of borrowers.

	Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Principal	Amount	Amount	Commitments	Total	Total
	(Dollars in thousands)
Health care and social assistance	$117,621	$65,002	$182,623	$71,069	$253,692	30.9%
Accommodation and food services	150,446	29,565	180,011	—	180,011	21.9
Real estate rental and leasing	130,905	22,521	153,426	435	153,861	18.7
Retail trade	45,208	25,478	70,686	9,186	79,872	9.7
Multi-family	33,208	37,141	70,349	—	70,349	8.6
Arts, entertainment, and recreation	36,934	597	37,531	—	37,531	4.6
Other	42,239	2,625	44,864	900	45,764	5.6
	$556,561	$182,929	$739,490	$81,590	$821,080	100.0%

Weighted average rate	4.42%	4.92%	4.54%	4.72%	4.56%

The following table summarizes the Bank's commercial real estate loans and loan commitments by state as of December 31, 2018.

	Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Principal	Amount	Amount	Commitments	Total	Total
	(Dollars in thousands)
Kansas	$211,272	$17,692	$228,964	$72,404	$301,368	36.7%
Missouri	171,458	65,447	236,905	3,286	240,191	29.3
Texas	137,594	61,902	199,496	5,900	205,396	25.0
Kentucky	4,317	21,242	25,559	—	25,559	3.1
Nebraska	6,995	15,146	22,141	—	22,141	2.7
Colorado	9,130	—	9,130	—	9,130	1.1
Other	15,795	1,500	17,295	—	17,295	2.1
	$556,561	$182,929	$739,490	$81,590	$821,080	100.0%

The following table presents the Bank's commercial and industrial loans and loan commitments by business purpose, as of December 31, 2018.

	Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Principal	Amount	Amount	Commitments	Total	Total
	(Dollars in thousands)
Working capital	$35,487	$18,212	$53,699	$—	$53,699	63.1%
Equipment	16,420	577	16,997	—	16,997	20.0
Auto lease	3,983	234	4,217	1,139	5,356	6.3
Small Business Administration	4,226	391	4,617	—	4,617	5.4
Other	1,105	406	1,511	2,932	4,443	5.2
	$61,221	$19,820	$81,041	$4,071	$85,112	100.0%

The following table presents the Bank's commercial loan portfolio and outstanding loan commitments, categorized by gross loan amount (unpaid principal plus undisbursed amounts) or outstanding loan commitment amount, as of December 31, 2018.

Amount
(Dollars in thousands)
Greater than $30 million	$257,944
>$15 to $30 million	242,259
>$10 to $15 million	36,925
>$5 to $10 million	43,775
$1 to $5 million	178,411
Less than $1 million	146,878
$906,192

Asset Quality. The Bank's traditional underwriting guidelines have provided the Bank with generally low delinquencies and low levels of non-performing assets compared to national levels. Of particular importance is the complete and full documentation required for each loan the Bank originates, participates in or purchases. Generally, one- to four-family owner occupied loans are underwritten according to the "ability to repay" and "qualified mortgage" standards, as issued by the CFPB. This allows the Bank to make an informed credit decision based upon a thorough assessment of the borrower's ability to repay the loan. See additional discussion regarding underwriting standards in "Part I, Item 1. Business - Lending Practices and Underwriting Standards" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

Delinquent and non-performing loans and OREO - The following table presents the Company's 30 to 89 day delinquent loans at the dates indicated. Of the loans 30 to 89 days delinquent at December 31, 2018, approximately 78% were 59 days or less delinquent.

	Loans Delinquent for 30 to 89 Days at:
	December 31,		September 30,		June 30,		March 31,		December 31,
	2018		2018		2018		2018		2017
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	118	$9,765	129	$10,647	104	$7,639	106	$8,476	129	$11,435
Correspondent purchased	10	1,969	18	3,803	6	1,757	5	744	4	1,118
Bulk purchased	15	2,780	15	3,502	16	3,773	17	4,182	21	4,691
Commercial	2	64	6	322	1	40	—	—	—	—
Consumer	42	744	38	533	30	363	24	356	38	637
	187	$15,322	206	$18,807	157	$13,572	152	$13,758	192	$17,881

Loans 30 to 89 days delinquent
to total loans receivable, net		0.20%		0.25%		0.19%		0.19%		0.25%

The table below presents the Company's non-performing loans and OREO at the dates indicated. Non-performing loans are loans that are 90 or more days delinquent or in foreclosure and other loans required to be reported as nonaccrual pursuant to regulatory reporting requirements, even if the loans are current. At all dates presented, there were no loans 90 or more days delinquent that were still accruing interest. Non-performing assets include non-performing loans and OREO. OREO primarily includes assets acquired in settlement of loans. Over the past 12 months, one- to four-family OREO properties acquired in settlement of loans were owned by the Bank, on average, for approximately four months before the properties were sold.

	Non-Performing Loans and OREO at:
	December 31,		September 30,		June 30,		March 31,		December 31,
	2018		2018		2018		2018		2017
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	69	$5,301	67	$5,040	64	$5,043	67	$6,434	67	$5,981
Correspondent purchased	5	1,093	1	449	4	863	4	1,151	2	553
Bulk purchased	10	3,137	11	3,045	8	2,597	12	3,325	14	3,693
Commercial	—	—	—	—	—	—	—	—	—	—
Consumer	28	513	30	569	27	425	28	428	26	514
	112	10,044	109	9,103	103	8,928	111	11,338	109	10,741

Loans 90 or more days delinquent or in foreclosure
as a percentage of total loans		0.13%		0.12%		0.12%		0.16%		0.15%

Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	17	$1,584	19	$1,482	24	$2,469	27	$2,961	32	$3,385
Correspondent purchased	1	298	2	396	1	95	—	—	3	768
Bulk purchased	—	—	—	—	1	340	1	342	2	442
Commercial	2	1,776	—	—	—	—	—	—	—	—
Consumer	3	13	2	9	4	68	3	55	5	86
	23	3,671	23	1,887	30	2,972	31	3,358	42	4,681
Total non-performing loans	135	13,715	132	10,990	133	11,900	142	14,696	151	15,422

Non-performing loans as a percentage of total loans		0.18%		0.15%		0.16%		0.20%		0.21%

OREO:
One- to four-family:
Originated(2)	4	$588	8	$843	4	$208	2	$232	2	$40
Bulk purchased	1	322	1	454	2	689	1	454	2	768
Commercial	1	600	1	600	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	1	67
	6	1,510	10	1,897	6	897	3	686	5	875
Total non-performing assets	141	$15,225	142	$12,887	139	$12,797	145	$15,382	156	$16,297

Non-performing assets as a percentage of total assets		0.16%		0.14%		0.14%		0.17%		0.18%

(1)	Includes loans required to be reported as nonaccrual pursuant to accounting and/or regulatory reporting requirements even if the loans are current.

(2)	Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

The following table presents the states where the properties securing one percent or more of the total amount of our one- to four-family loans are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at December 31, 2018. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. At December 31, 2018, potential losses, after taking into consideration anticipated private mortgage insurance proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,624,660	53.9%	$8,446	58.2%	$4,531	47.5%	62%
Missouri	1,230,330	18.3	2,689	18.5	2,191	23.0	64
Texas	740,361	11.0	487	3.4	450	4.7	45
Tennessee	228,227	3.4	—	—	—	—	n/a
California	190,796	2.8	—	—	—	—	n/a
Pennsylvania	108,031	1.6	296	2.0	—	—	n/a
Georgia	94,811	1.4	—	—	387	4.1	49
Alabama	91,639	1.4	—	—	—	—	n/a
Other states	418,531	6.2	2,596	17.9	1,972	20.7	65
	$6,727,386	100.0%	$14,514	100.0%	$9,531	100.0%	62

Allowance for credit losses and Provision for credit losses - Management maintains an ACL to absorb inherent losses in the loan portfolio based on quarterly assessments of the loan portfolio. The ACL is maintained through provisions for credit losses which are either charged to or credited to income. Each quarter, we prepare a formula analysis model which segregates the loan portfolio into categories based on certain risk characteristics.   Historical loss factors and qualitative factors are applied to each loan category in the formula analysis model.  The factors are reviewed by management quarterly to assess whether the factors adequately cover probable and estimable losses inherent in the loan portfolio.  The historical loss factors and qualitative factors have continued to improve for our one-to four-family portfolio.  To the extent the commercial loan portfolio continues to grow and the inherent loss factors remain relatively constant, the related ACL amounts are expected to increase as well.  In addition to the formula analysis model, management considers several other relevant internal and external data elements when evaluating the overall adequacy of the ACL.  Management considers the overall ACL to be adequate for the loan portfolio at December 31, 2018.

See "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Allowance for Credit Losses" and "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018 for a full discussion of our ACL methodology. See "Part I, Item 1. Financial Statements - Notes to Consolidated Financial Statements - Note 4. Loans Receivable and Allowance for Credit Losses" for additional information on the ACL.

The Bank did not record a provision for credit losses during the quarter ended December 31, 2018. Based on management's assessment of the ACL formula analysis model and several other factors, management determined that no provision for credit losses was necessary. Net recoveries were $95 thousand during the current quarter. At December 31, 2018, loans 30 to 89 days delinquent were 0.20% of total loans and loans 90 or more days delinquent or in foreclosure were 0.13% of total loans. At September 30, 2018, loans 30 to 89 days delinquent were 0.25% of total loans and loans 90 or more days delinquent or in foreclosure were 0.12% of total loans.

The distribution of our ACL at the dates indicated is summarized below.

	At
	December 31, 2018				September 30, 2018
		% of ACL		% of		% of ACL		% of
	Amount	to Total	Total	Loans to	Amount	to Total	Total	Loans to
	of ACL	ACL	Loans	Total Loans	of ACL	ACL	Loans	Total Loans
	(Dollars in thousands)
One- to four-family:
Originated	$2,740	32.0%	$3,955,975	52.7%	$2,933	34.7%	$3,965,692	52.8%
Correspondent purchased	1,748	20.4	2,491,692	33.1	1,861	22.0	2,505,987	33.4
Bulk purchased	836	9.8	279,719	3.7	925	10.9	293,607	3.9
Construction	21	0.3	33,443	0.4	20	0.2	33,149	0.4
Total	5,345	62.5	6,760,829	89.9	5,739	67.8	6,798,435	90.5
Commercial:
Commercial real estate	2,056	24.0	463,317	6.2	1,801	21.3	426,243	5.7
Commercial and industrial	55	0.6	61,221	0.8	21	0.2	62,869	0.8
Construction	923	10.8	93,244	1.2	734	8.7	80,498	1.1
Total	3,034	35.4	617,782	8.2	2,556	30.2	569,610	7.6
Consumer loans:
Home equity	122	1.4	129,795	1.8	129	1.5	129,588	1.8
Other consumer	57	0.7	10,481	0.1	39	0.5	10,012	0.1
Total consumer loans	179	2.1	140,276	1.9	168	2.0	139,600	1.9
	$8,558	100.0%	$7,518,887	100.0%	$8,463	100.0%	$7,507,645	100.0%
Loans purchased from CCB are included in the table above. The majority of these loans were not deemed purchased credit impaired ("PCI") as of the acquisition date ("non-PCI loans"). The net purchase discounts associated with non-PCI loans was compared to the amount of hypothetical ACL estimated for these loans at December 31, 2018. See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Allowance for Credit Losses" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018 for additional information regarding management's estimation of the hypothetical ACL for non-PCI loans. As a result of this analysis, management determined the net purchase discounts were sufficient and no ACL was required on those loans at December 31, 2018.

The following tables present ACL activity and related ratios at the dates and for the periods indicated. See "Note 4 - Loans Receivable and Allowance for Credit Losses" for additional information related to ACL activity by specific loan categories.

	For the Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
	(Dollars in thousands)
ACL beginning balance	$8,463	$8,344	$8,390	$8,370	$8,398
Charge-offs	(56)	(14)	(54)	(200)	(34)
Recoveries	151	133	8	220	6
Provision for credit losses	—	—	—	—	—
ACL ending balance	$8,558	$8,463	$8,344	$8,390	$8,370

ACL to loans receivable, net at end of period	0.11%	0.11%	0.12%	0.12%	0.12%
ACL to non-performing loans at end of period	62.40	77.01	70.12	57.09	54.27
Ratio of net charge-offs (recoveries) during the
period to average loans outstanding	—	—	—	—	—
Ratio of net charge-offs (recoveries) during the
period to average non-performing assets	(0.68)	(0.93)	0.33	(0.13)	0.16
ACL to net charge-offs (annualized)	N/M(1)	N/M(1)	45.3x	N/M(1)	76.4x

(1)	This ratio is not presented for the time periods noted due to loan recoveries exceeding loan charge-offs during these periods.

Securities. The following table presents the distribution of our securities portfolio, at amortized cost, at the dates indicated. Overall, fixed-rate securities comprised 77% of our securities portfolio at December 31, 2018. The weighted average life ("WAL") is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	December 31, 2018			September 30, 2018			December 31, 2017
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Fixed-rate securities:
MBS	$685,636	2.44%	3.1	$732,095	2.43%	3.0	$611,466	2.15%	2.9
GSE debentures	243,550	2.20	1.8	268,525	2.09	2.3	296,327	1.39	1.1
Municipal bonds	22,845	1.57	1.6	24,574	1.56	1.8	26,561	1.51	1.9
Total fixed-rate securities	952,031	2.35	2.8	1,025,194	2.32	2.8	934,354	1.89	2.3

Adjustable-rate securities:
MBS	284,584	3.07	4.9	305,688	2.89	4.5	334,921	2.59	5.1
Total securities portfolio	$1,236,615	2.52	3.3	$1,330,882	2.45	3.2	$1,269,275	2.07	3.0

The following table presents the carrying value of MBS in our portfolio by issuer at the dates presented.

	December 31, 2018	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Federal National Mortgage Association ("FNMA")	$640,760	$680,717	$584,298
Federal Home Loan Mortgage Corporation ("FHLMC")	245,796	265,441	309,223
Government National Mortgage Association	85,987	90,832	57,717
	$972,543	$1,036,990	$951,238

Mortgage-Backed Securities - The balance of MBS, which primarily consists of securities of U.S. GSEs, decreased $64.4 million, from $1.04 billion at September 30, 2018, to $972.5 million at December 31, 2018. The following table summarizes the activity in our portfolio of MBS for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented. The increase in the yield from September 30, 2018 to December 31, 2018 was due primarily to the repricing of adjustable-rate MBS to higher market interest rates. The beginning and ending WAL is the estimated remaining principal repayment term (in years) after three-month historical prepayment speeds have been applied.

	For the Three Months Ended
	December 31, 2018			September 30, 2018			June 30, 2018			March 31, 2018
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,036,990	2.57%	3.4	$958,269	2.46%	3.7	$982,405	2.39%	3.8	$951,238	2.31%	3.7
Maturities and repayments	(67,214)			(77,985)			(69,843)			(63,520)
Net amortization of (premiums)/discounts	(349)			(624)			(702)			(788)
Purchases:
Fixed	—	—	—	74,178	3.11	3.7	24,348	2.90	3.7	77,437	2.92	4.1
Adjustable	—	—	—	—	—	—	23,544	2.35	3.0	19,610	2.68	4.3
Securities added in CCB acquisition, net	—	—	—	85,741	3.13	2.5	—	—	—	—	—	—
Change in valuation on AFS securities	3,116			(2,589)			(1,483)			(1,572)
Ending balance - carrying value	$972,543	2.62	3.6	$1,036,990	2.57	3.4	$958,269	2.46	3.7	$982,405	2.39	3.8

Investment Securities - Investment securities, which consist of U.S. GSE debentures (primarily issued by FNMA, FHLMC, or Federal Home Loan Banks) and municipal investments, decreased $25.2 million, from $289.9 million at September 30, 2018, to $264.8 million at December 31, 2018. The following table summarizes the activity of investment securities for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented. The increase in the yield from September 30, 2018 to December 31, 2018 was due primarily to maturities of securities at yields lower than the overall portfolio. The beginning and ending WALs represent the estimated remaining principal repayment terms (in years) of the securities after projected call dates have been considered, based upon market rates at each date presented.

	For the Three Months Ended
	December 31, 2018			September 30, 2018			June 30, 2018			March 31, 2018
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$289,942	2.05%	2.2	$261,614	1.95%	2.2	$293,113	1.61%	1.5	$321,452	1.40%	1.2
Maturities, calls and sales	(26,665)			(2,010)			(71,700)			(52,360)
Net amortization of (premiums)/discounts	(39)			(48)			(43)			(43)
Purchases:
Fixed	—	—	—	24,996	3.01	3.0	40,564	3.02	2.1	25,000	2.81	1.0
Adjustable	—	—	—	—	—	—	—	—	—	—	—	—
Securities added in CCB acquisition, net	—	—	—	5,855	2.12	1.0	—	—	—	—	—	—
Change in valuation on AFS securities	1,544			(465)			(320)			(936)
Ending balance - carrying value	$264,782	2.14	1.8	$289,942	2.05	2.2	$261,614	1.95	2.2	$293,113	1.61	1.5

Liabilities. Total liabilities were $7.96 billion at December 31, 2018 compared to $8.06 billion at September 30, 2018. The decrease was due mainly to decreases in deposits, primarily the certificate of deposit portfolio, and advance payments by borrowers for taxes and insurance due to the timing of payments.

Deposits - Deposits were $5.56 billion at December 31, 2018 compared to $5.60 billion at September 30, 2018. We continue to be competitive on deposit rates and, in some cases, our offer rates for longer-term certificates of deposit have been higher than peers. Offering competitive rates on longer-term certificates of deposit has been an on-going balance sheet strategy by management in anticipation of higher interest rates. If interest rates continue to rise, our customers may move funds from their checking, savings and money market accounts to higher yielding deposit products within the Bank or withdraw their funds from these accounts, including certificates of deposit, to invest in higher yielding investments outside of the Bank.

The following table presents the amount, weighted average rate and percent of total for the components of our deposit portfolio at the dates presented. The decrease in retail/business certificates of deposit at December 31, 2018 compared to September 30, 2018 was due mainly to seasonality.

	December 31, 2018			September 30, 2018			December 31, 2017
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Non-interest-bearing checking	$348,867	—%	6.3%	$336,454	—%	6.0%	$250,621	—%	4.8%
Interest-bearing checking	729,712	0.07	13.1	724,066	0.08	12.9	646,043	0.05	12.3
Savings	350,089	0.06	6.3	352,896	0.07	6.3	352,051	0.31	6.7
Money market	1,256,302	0.72	22.6	1,252,881	0.47	22.4	1,195,530	0.38	22.7
Retail/business certificates of deposit	2,479,614	1.86	44.6	2,529,368	1.79	45.1	2,419,380	1.57	45.9
Public unit certificates of deposit	393,280	2.07	7.1	407,689	1.89	7.3	402,592	1.37	7.6
	$5,557,864	1.15	100.0%	$5,603,354	1.06	100.0%	$5,266,217	0.94	100.0%

The following tables set forth scheduled maturity information for our certificates of deposit, including public unit certificates of deposit, along with associated weighted average rates, as of December 31, 2018.

	Amount Due
		More than	More than
	1 year	1 year to	2 years to 3	More than	Total
Rate range	or less	2 years	years	3 years	Amount	Rate
	(Dollars in thousands)
0.00 – 0.99%	$134,069	$3,423	$2,421	$234	$140,147	0.72%
1.00 – 1.99%	829,500	485,108	300,292	178,513	1,793,413	1.69
2.00 – 2.99%	376,887	191,399	78,987	291,825	939,098	2.44
3.00 – 3.99%	—	—	—	236	236	3.00
	$1,340,456	$679,930	$381,700	$470,808	$2,872,894	1.89

Percent of total	46.6%	23.7%	13.3%	16.4%
Weighted average rate	1.74	1.93	1.95	2.23
Weighted average maturity (in years)	0.5	1.4	2.5	3.7	1.5
Weighted average maturity for the retail/business certificate of deposit portfolio (in years)					1.7

	Amount Due
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)
Retail/business certificates of deposit less than $100,000	$125,153	$150,334	$341,892	$861,626	$1,479,005
Retail/business certificates of deposit of $100,000 or more	57,146	85,998	255,404	602,061	1,000,609
Public unit certificates of deposit of $100,000 or more	111,480	101,113	111,936	68,751	393,280
	$293,779	$337,445	$709,232	$1,532,438	$2,872,894

Borrowings - The following tables present borrowing activity for the periods shown. The borrowings presented in the table have original contractual terms of one year or longer. Management expects to redeem the remaining junior subordinated debentures assumed in the CCB acquisition during the first half of fiscal year 2019. FHLB advances are presented at par. The effective rate is shown as a weighted average and includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The weighted average maturity ("WAM") is the remaining weighted average contractual term in years. The beginning and ending WAMs represent the remaining maturity at each date presented. For new borrowings, the WAMs presented are as of the date of issue.

	For the Three Months Ended
	December 31, 2018			September 30, 2018			June 30, 2018			March 31, 2018
		Effective			Effective			Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,185,052	2.17%	2.9	$2,175,000	2.10%	2.7	$2,175,000	2.09%	2.4	$2,175,000	2.09%	2.7
Maturities:
FHLB advances	(300,000)	1.73		(275,000)	2.17		(100,000)	2.82		—	—
CCB acquisition - junior subordinated debentures assumed (redeemed)	(3,866)	5.82	13.5	10,052	8.75	12.7	—	—	—	—	—	—
New FHLB borrowings:
Fixed-rate	100,000	3.39	5.0	—	—	—	—	—	—	—	—	—
Interest rate swaps(1)	200,000	2.46	3.5	275,000	2.53	5.6	100,000	2.92	10.0	—	—	—
Ending balance	$2,181,186	2.31	3.0	$2,185,052	2.17	2.9	$2,175,000	2.10	2.7	$2,175,000	2.09	2.4

(1)
Represents adjustable-rate FHLB advances for which the Bank has entered into interest rate swaps to hedge the variability in cash flows associated with the advances. The effective rate and WAM presented include the effect of the interest rate swaps.

Maturities - The following table presents the maturity of term borrowings (including FHLB advances, at par, and repurchase agreements), along with associated weighted average contractual and effective rates as of December 31, 2018. Included in the table are $575.0 million of 12-month adjustable-rate FHLB advances that are hedged with interest rate swaps with a notional amount of $575.0 million. The 12-month adjustable-rate FHLB advances are presented in the table below based on their contractual maturity dates, including $375.0 million in fiscal year 2019 and $200.0 million in fiscal year 2020. These advances will be renewed each year until the maturity or termination of the swaps. The interest rate swaps had an expected WAL of 5.1 years at December 31, 2018.

	FHLB	Repurchase
Maturity by	Advances	Agreements	Total	Contractual	Effective
Fiscal Year	Amount	Amount	Amount	Rate	Rate(1)
	(Dollars in thousands)
2019	575,000	—	575,000	2.23	2.29
2020	550,000	100,000	650,000	2.24	2.22
2021	550,000	—	550,000	2.27	2.27
2022	200,000	—	200,000	2.23	2.23
2023	100,000	—	100,000	1.82	1.82
2024	100,000	—	100,000	3.39	3.39
	$2,075,000	$100,000	$2,175,000	2.28	2.28

(1)	The effective rate includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid.

As of December 31, 2018, the Bank had $100.0 million outstanding on its FHLB line of credit, which was not related to the leverage strategy. The average rate paid on FHLB line of credit borrowings during the current quarter was 2.47%.

The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail/business and public unit amounts, and term borrowings for the next four quarters as of December 31, 2018.

	Retail/Business		Public Unit		Term
Maturity by	Certificate	Repricing	Certificate	Repricing	Borrowings	Repricing		Repricing
Quarter End	Amount	Rate	Amount	Rate	Amount	Rate	Total	Rate
	(Dollars in thousands)
March 31, 2019	$182,299	1.23%	$111,480	1.95%	$—	—%	$293,779	1.50%
June 30, 2019	236,332	1.38	101,113	1.97	200,000	2.11	537,445	1.76
September 30, 2019	278,441	1.79	56,986	1.88	375,000	2.38	710,427	2.11
December 31, 2019	318,855	1.99	54,950	2.21	350,000	2.40	723,805	2.20
	$1,015,927	1.65	$324,529	1.99	$925,000	2.33	$2,265,456	1.98

Stockholders' Equity. Stockholders' equity was $1.35 billion at December 31, 2018 compared to $1.39 billion at September 30, 2018. The $45.7 million decrease was due primarily to the payment of $65.4 million in cash dividends, partially offset by net income of $24.4 million. The cash dividends paid during the current quarter totaled $0.475 per share and consisted of a $0.39 per share cash true-up dividend related to fiscal year 2018 earnings per the Company's dividend policy and a regular quarterly cash dividend of $0.085 per share. On January 22, 2019, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $11.7 million, payable on February 15, 2019 to stockholders of record as of the close of business on February 1, 2019.

At December 31, 2018, Capitol Federal Financial, Inc., at the holding company level, had $90.4 million on deposit at the Bank. For fiscal year 2019, it is the intent of the Board of Directors and management to continue the payout of 100% of the Company's earnings to its stockholders. Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company.

The Company works to find multiple ways to provide stockholder value. Recently, this has primarily been through the payment of cash dividends and historically, the Company has also utilized stock buybacks. The Company has maintained a dividend policy of paying out 100% of its earnings to stockholders in the form of quarterly cash dividends and an annual cash true-up dividend in December of each year. In order to provide additional stockholder value, the Company has paid a True Blue cash dividend of $0.25 per share in June of each of the past five years, including June 2018, and in December prior to that. The Company has paid the True Blue dividend primarily due to excess capital levels at the Company and Bank. The Company considers various business strategies and their impact on capital and asset measures on both a current and future basis, as well as regulatory capital levels and requirements, in determining the amount, if any, and timing of the True Blue dividend.
The following table presents regular quarterly cash dividends and special cash dividends paid in calendar years 2019, 2018, and 2017. The amounts represent cash dividends paid during each period. For the quarter ending March 31, 2019, the amount presented represents the dividend payable on February 15, 2019 to stockholders of record as of February 1, 2019.

	Calendar Year
	2019		2018		2017
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$11,700	$0.085	$11,427	$0.085	$11,386	$0.085
Quarter ended June 30			11,429	0.085	11,409	0.085
Quarter ended September 30			11,430	0.085	11,411	0.085
Quarter ended December 31			11,696	0.085	11,427	0.085
True-up dividends paid			53,666	0.390	38,985	0.290
True Blue dividends paid			33,614	0.250	33,559	0.250
Calendar year-to-date dividends paid	$11,700	$0.085	$133,262	$0.980	$118,177	$0.880

The Company has $70.0 million of common stock remaining on its stock repurchase plan. Shares may be repurchased from time to time based upon market conditions and available liquidity. There is no expiration for this repurchase plan and no shares have been repurchased under this repurchase plan.

Operating Results
The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2018	2018	2018	2018	2017
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$70,772	$66,922	$64,893	$64,194	$64,189
MBS	6,523	6,056	5,921	5,390	5,252
FHLB stock	1,971	1,847	2,819	3,201	3,095
Cash and cash equivalents	1,714	1,213	7,221	7,895	7,114
Investment securities	1,441	1,275	1,307	1,094	994
Total interest and dividend income	82,421	77,313	82,161	81,774	80,644

Interest expense:
Deposits	15,725	14,597	13,587	12,480	11,961
FHLB borrowings	13,530	11,930	18,501	18,772	17,917
Other borrowings	865	709	640	633	1,392
Total interest expense	30,120	27,236	32,728	31,885	31,270

Net interest income	52,301	50,077	49,433	49,889	49,374

Provision for credit losses	—	—	—	—	—

Net interest income
(after provision for credit losses)	52,301	50,077	49,433	49,889	49,374

Non-interest income	5,424	5,820	5,424	5,433	5,358
Non-interest expense	26,782	26,757	24,511	23,598	22,036
Income tax expense	6,560	7,751	7,974	8,394	860
Net income	$24,383	$21,389	$22,372	$23,330	$31,836

Efficiency ratio	46.40%	47.87%	44.68%	42.66%	40.26%

Basic EPS	$0.18	$0.16	$0.17	$0.17	$0.24
Diluted EPS	0.18	0.16	0.17	0.17	0.24

Average Balance Sheet
The following table presents the average balances of our assets, liabilities, and stockholders' equity, and the related annualized weighted average yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated, along with the ending balances of our assets, liabilities, and stockholders' equity at December 31, 2018 and the weighted average yield/rate on our interest-earning assets and interest-bearing liabilities at December 31, 2018, as well as selected performance ratios and other information as of the dates and for the periods shown. The leverage strategy was not in place at December 31, 2018, so the end of period information presented at December 31, 2018 in the table below does not reflect this strategy. Weighted average yields are derived by dividing annualized income by the average balance of the related assets, and weighted average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived from average daily balances. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yields/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

			For the Three Months Ended
			December 31, 2018			September 30, 2018			December 31, 2017
	At December 31, 2018		Average	Interest		Average	Interest		Average	Interest
		Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Rate	Amount	Paid	Rate	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans	$6,782,048	3.62%	$6,793,226	$60,983	3.59%	$6,795,316	$60,388	3.55%	$6,792,743	$59,537	3.51%
Commercial loans	612,305	4.92	589,346	7,602	5.05	403,229	4,622	4.49	276,640	2,941	4.17
Consumer loans	139,985	6.17	139,373	2,187	6.23	128,000	1,912	5.93	126,555	1,711	5.37
Total loans receivable(1)	7,534,338	3.78	7,521,945	70,772	3.75	7,326,545	66,922	3.65	7,195,938	64,189	3.56
MBS(2)	972,543	2.62	1,007,645	6,523	2.59	987,993	6,056	2.45	932,801	5,252	2.25
Investment securities(2)(3)	264,782	2.14	282,256	1,441	2.04	266,143	1,275	1.92	300,110	994	1.32
FHLB stock	100,521	7.22	108,227	1,971	7.23	101,084	1,847	7.25	191,482	3,095	6.41
Cash and cash equivalents(4)	81,713	2.39	304,893	1,714	2.20	242,376	1,213	1.96	2,159,019	7,114	1.29
Total interest-earning assets(1)(2)	8,953,897	3.64	9,224,966	82,421	3.56	8,924,141	77,313	3.46	10,779,350	80,644	2.98
Other non-interest-earning assets	349,885		367,755			335,576			304,850
Total assets	$9,303,782		$9,592,721			$9,259,717			$11,084,200

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$1,078,579	0.05	$1,050,474	144	0.05	$945,759	102	0.04	$844,932	77	0.04
Savings	350,089	0.06	349,406	57	0.06	387,711	438	0.45	348,573	248	0.28
Money market	1,256,302	0.72	1,246,809	2,172	0.69	1,196,837	1,429	0.47	1,189,511	791	0.26
Retail/business certificates	2,479,614	1.86	2,499,056	11,455	1.82	2,458,703	10,695	1.73	2,429,711	9,413	1.54
Wholesale certificates	393,280	2.07	383,860	1,897	1.96	414,954	1,933	1.85	428,246	1,432	1.33
Total deposits	5,557,864	1.15	5,529,605	15,725	1.13	5,403,964	14,597	1.07	5,240,973	11,961	0.91
FHLB borrowings(5)	2,174,983	2.29	2,403,568	13,530	2.22	2,244,663	11,930	2.10	4,146,750	17,917	1.71
Other borrowings	106,186	3.00	109,716	865	3.08	103,278	709	2.68	187,522	1,392	2.90
Total borrowings	2,281,169	2.32	2,513,284	14,395	2.26	2,347,941	12,639	2.13	4,334,272	19,309	1.76
Total interest-bearing liabilities	7,839,033	1.50	8,042,889	30,120	1.48	7,751,905	27,236	1.39	9,575,245	31,270	1.29
Other non-interest-bearing liabilities	118,836		167,205			145,173			144,613
Stockholders' equity	1,345,913		1,382,627			1,362,639			1,364,342
Total liabilities and stockholders' equity	$9,303,782		$9,592,721			$9,259,717			$11,084,200

Net interest income(6)				$52,301			$50,077			$49,374
Net interest rate spread(7)(8)		2.14%			2.08%			2.07%			1.69
Net interest-earning assets	$1,114,864		$1,182,077			$1,172,236			$1,204,105
Net interest margin(8)(9)					2.27			2.24			1.83
Ratio of interest-earning assets to interest-bearing liabilities					1.15x			1.15x			1.13x

Selected performance ratios:
Return on average assets (annualized)(8)					1.02%			0.92%			1.15%
Return on average equity (annualized)(8)					7.05			6.28			9.33
Average equity to average assets					14.41			14.72			12.31
Operating expense ratio(10)					1.12			1.16			0.80
Efficiency ratio(8)(11)					46.40			47.87			40.26
Pre-tax yield on leverage strategy(12)					0.03			0.06			0.19

(1)	Balances are adjusted for unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable balance with a yield of zero percent.

(2)
Average balances of AFS securities are adjusted for unamortized purchase premiums or discounts. Ending balances of AFS securities are adjusted for unamortized purchase premiums or discounts and unrealized gains/losses.

(3)
The average balance of investment securities includes an average balance of nontaxable securities of $23.5 million, $23.5 million and $27.5 million for the three months ended December 31, 2018, September 30, 2018 and December 31, 2017, respectively.

(4)
The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $218.0 million, $65.4 million, and $1.92 billion for the three months ended December 31, 2018, September 30, 2018 and December 31, 2017, respectively.

(5)
Included in this line, for the three months ended December 31, 2018, September 30, 2018 and December 31, 2017, respectively, are FHLB borrowings related to the leverage strategy with an average outstanding amount of $228.3 million, $68.5 million and $2.01 billion, respectively, and interest paid of $1.4 million, $369 thousand and $6.7 million, respectively, at a rate of 2.36%, 2.11% and 1.31%, respectively, and FHLB borrowings not related to the leverage strategy with an average outstanding amount of $2.18 billion, $2.18 billion and $2.14 billion, respectively, and interest paid of $12.2 million, $11.6 million and $11.2 million, respectively, at a rate of 2.20%, 2.10% and 2.08%, respectively. The FHLB advance amounts and rates included in this line include the effect of interest rate swaps and are net of deferred prepayment penalties.

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

	For the Three Months Ended
	December 31, 2018			September 30, 2018			December 31, 2017
	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Return on average assets (annualized)	1.02%	(0.02)%	1.04%	0.92%	(0.01)%	0.93%	1.15%	(0.22)%	1.37%
Return on average equity (annualized)	7.05	—	7.05	6.28	—	6.28	9.33	0.22	9.11
Net interest margin	2.27	(0.05)	2.32	2.24	(0.02)	2.26	1.83	(0.37)	2.20
Net interest rate spread	2.08	(0.05)	2.13	2.07	(0.02)	2.09	1.69	(0.33)	2.02
Efficiency Ratio	46.40	0.01	46.39	47.87	—	47.87	40.26	(0.53)	40.79

(9)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

(10)	The operating expense ratio represents annualized non-interest expense as a percentage of average assets.

(11)	The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income.

(12)	The pre-tax yield on the leverage strategy represents annualized pre-tax income resulting from the transaction as a percentage of the average interest-earning assets associated with the transaction.

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended December 31, 2018 to the three months ended December 31, 2017 and September 30, 2018. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate, and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended
	December 31, 2018 vs. December 31, 2017			December 31, 2018 vs. September 30, 2018
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$4,008	$2,575	$6,583	$2,420	$1,430	$3,850
MBS	443	828	1,271	122	345	467
Investment securities	(62)	509	447	80	86	166
FHLB stock	(1,478)	354	(1,124)	130	(6)	124
Cash and cash equivalents	(8,476)	3,076	(5,400)	339	162	501
Total interest-earning assets	(5,565)	7,342	1,777	3,091	2,017	5,108

Interest-bearing liabilities:
Checking	21	46	67	12	30	42
Savings	1	(192)	(191)	(39)	(342)	(381)
Money market	40	1,341	1,381	62	681	743
Certificates of deposit	96	2,411	2,507	41	683	724
FHLB borrowings	(8,182)	3,795	(4,387)	956	644	1,600
Other borrowings	(373)	(154)	(527)	142	14	156
Total interest-bearing liabilities	(8,397)	7,247	(1,150)	1,174	1,710	2,884

Net change in net interest income	$2,832	$95	$2,927	$1,917	$307	$2,224

Comparison of Operating Results for the Three Months Ended December 31, 2018 and 2017

The Company recognized net income of $24.4 million, or $0.18 per share, for the quarter ended December 31, 2018 compared to net income of $31.8 million, or $0.24 per share, for the quarter ended December 31, 2017. The decrease in net income was due primarily to the prior year quarter including the impact of the enactment of the Tax Act, as well as to an increase in non-interest expense in the current quarter. These changes were partially offset by an increase in net interest income in the current quarter due primarily to the higher yielding loans added in the CCB acquisition.

The net interest margin increased 44 basis points, from 1.83% for the prior year quarter to 2.27% for the current quarter. When the leverage strategy is in place, it reduces the net interest margin due to the amount of earnings from the transaction in comparison to the size of the transaction. The leverage strategy was suspended at certain times during the current quarter due to the negative interest rate spreads between the related FHLB borrowings and cash held at the FRB of Kansas City, making the transaction unprofitable. See additional discussion regarding the leverage strategy in the Financial Condition section below. Excluding the effects of the leverage strategy, the net interest margin would have increased 12 basis points, from 2.20% for the prior year quarter to 2.32% for the current quarter. The increase in the net interest margin excluding the effects of the leverage strategy was due mainly to the addition of higher yielding commercial loans in the CCB acquisition.

Interest and Dividend Income
The weighted average yield on total interest-earning assets increased 58 basis points, from 2.98% for the prior year quarter to 3.56% for the current quarter, while the average balance of interest-earning assets decreased $1.55 billion from the prior year quarter. Absent the impact of the leverage strategy, the weighted average yield on total interest-earning assets would have increased 28 basis points, from 3.31% for the prior year quarter to 3.59% for the current quarter, and the average balance of interest-earning assets would have increased $226.1 million. The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2018	2017	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$70,772	$64,189	$6,583	10.3%
MBS	6,523	5,252	1,271	24.2
FHLB stock	1,971	3,095	(1,124)	(36.3)
Cash and cash equivalents	1,714	7,114	(5,400)	(75.9)
Investment securities	1,441	994	447	45.0
Total interest and dividend income	$82,421	$80,644	$1,777	2.2
The increase in interest income on loans receivable was due to a $326.0 million increase in the average balance of the portfolio, as well as a 19 basis point increase in the weighted average yield on the portfolio to 3.75% for the current quarter. The increase in the average balance was due mainly to the acquisition of CCB. The increase in the weighted average yield was also due mainly to the addition of higher yielding loans in the CCB acquisition, as well as adjustable-rate loans repricing to higher market rates and the origination and purchase of new loans at higher market rates.

The increase in interest income on the MBS portfolio was due to a 34 basis point increase in the weighted average yield on the portfolio to 2.59% for the current quarter, along with a $74.8 million increase in the average balance of the portfolio. The increase in the weighted average yield was due primarily to a decrease in the impact of net premium amortization, as well as adjustable-rate MBS repricing to higher market rates. Net premium amortization of $349 thousand during the current quarter decreased the weighted average yield on the portfolio by 14 basis points. During the prior year quarter, $854 thousand of net premiums were amortized, which decreased the weighted average yield on the portfolio by 37 basis points.

The decrease in dividend income on FHLB stock was due to a decrease in the average balance of FHLB stock as a result of the leverage strategy not being in place as often during the current quarter as compared to the prior year quarter. This was partially offset by a higher dividend rate paid on FHLB stock during the current quarter.

The table above includes interest income on cash and cash equivalents associated and not associated with the leverage strategy. Interest income on cash and cash equivalents not related to the leverage strategy decreased $287 thousand from the prior year quarter due to a $156.9 million decrease in the average balance, partially offset by a 96 basis point increase in the weighted average yield which was related to cash balances held at the FRB of Kansas City. Interest income on cash associated with the leverage strategy decreased $5.1 million from the prior year quarter due to a $1.70 billion decrease in the average balance, as the leverage strategy was in place less often during the current quarter.

The increase in interest income on the investment securities portfolio was due to a 72 basis point increase in the weighted average yield on the portfolio to 2.04%. The increase in the weighted average yield was primarily a result of replacing maturing securities at higher market rates.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities increased 19 basis points, from 1.29% for the prior year quarter to 1.48% for the current quarter, while the average balance of interest-bearing liabilities decreased $1.53 billion from the prior year quarter. Absent the impact of the leverage strategy, the weighted average rate paid on total interest-bearing liabilities would have increased 17 basis points, from 1.29% for the prior year quarter to 1.46% for the current quarter, and the average balance of interest-bearing liabilities would have increased $248.1 million. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2018	2017	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$15,725	$11,961	$3,764	31.5%
FHLB borrowings	13,530	17,917	(4,387)	(24.5)
Other borrowings	865	1,392	(527)	(37.9)
Total interest expense	$30,120	$31,270	$(1,150)	(3.7)

The increase in interest expense on deposits was due primarily to a 22 basis point increase in the weighted average rate, to 1.13% for the current quarter. The deposit accounts assumed in the CCB acquisition were at a lower average rate than our overall deposit portfolio rate, which partially offset the increase in the deposit portfolio rate in the current quarter. The increase in the weighted average rate was primarily related to the certificate of deposit portfolio, which increased 33 basis points to 1.84% for the current quarter. The weighted average rate paid on wholesale certificates increased 63 basis points, to 1.96% for the current quarter.

The table above includes interest expense on FHLB borrowings associated and not associated with the leverage strategy. Interest expense on FHLB borrowings not related to the leverage strategy increased $949 thousand from the prior year quarter due to a 12 basis point increase in the weighted average rate paid on the portfolio, to 2.20% for the current quarter, and a $37.3 million increase in the average balance of the portfolio. The increase in the weighted average rate paid was due to certain maturing advances being replaced at higher effective interest rates. Interest expense on FHLB borrowings associated with the leverage strategy decreased $5.3 million from the prior year quarter due to the strategy not being in place as often during the current quarter.

The decrease in interest expense on other borrowings was due mainly to the maturity of a $100.0 million repurchase agreement, which was not replaced, during the prior fiscal year.

Provision for Credit Losses
The Bank did not record a provision for credit losses during the current quarter or the prior year quarter. Based on management's assessment of the ACL formula analysis model and several other factors, it was determined that no provision for credit losses was necessary. Net loan recoveries were $95 thousand during the current quarter and net charge-offs were $28 thousand in the prior year quarter. At December 31, 2018, loans 30 to 89 days delinquent were 0.20% of total loans and loans 90 or more days delinquent or in foreclosure were 0.13% of total loans. At December 31, 2017, loans 30 to 89 days delinquent were 0.25% of total loans and loans 90 or more days delinquent or in foreclosure were 0.15% of total loans.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2018	2017	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$3,352	$3,965	$(613)	(15.5)%
Income from BOLI	635	534	101	18.9
Other non-interest income	1,437	859	578	67.3
Total non-interest income	$5,424	$5,358	$66	1.2

The decrease in deposit service fees was due mainly to a change in the presentation of interchange network charges related to the adoption of a new revenue recognition accounting standard. Previously, interchange network charges were reported in deposit and loan expense. Upon adoption of the new revenue recognition accounting standard on October 1, 2018, interchange transaction fee income is reported net of interchange network charges, which totaled $944 thousand during the current quarter and $742 thousand during the prior year quarter. On a net basis, interchange fee income totaled $1.4 million for the current quarter, compared to $1.5 million for the prior year quarter. The increase in income from BOLI was primarily related to policies acquired in the CCB acquisition. The increase in other non-interest income was due mainly to revenues from the trust asset management operations added in the CCB acquisition and, as a result of adopting the new revenue recognition accounting standard discussed above, the Company also began recording an estimate for contingent insurance commissions it expects to receive from insurance carriers. Previously, the Company recorded contingent insurance commissions as revenue when the funds were received. Additionally, the prior year quarter included a loss on the sale of loans as management tested loan sale processes for liquidity purposes compared to no loan sales in the current quarter.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2018	2017	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$12,962	$10,528	$2,434	23.1%
Information technology and related expense	4,599	3,331	1,268	38.1
Occupancy, net	3,252	2,765	487	17.6
Regulatory and outside services	1,766	1,140	626	54.9
Advertising and promotional	760	685	75	10.9
Deposit and loan transaction costs	736	1,407	(671)	(47.7)
Federal insurance premium	528	852	(324)	(38.0)
Office supplies and related expense	459	442	17	3.8
Other non-interest expense	1,720	886	834	94.1
Total non-interest expense	$26,782	$22,036	$4,746	21.5

Salaries and employee benefits related to former CCB employees was approximately $1.6 million in the current quarter. Excluding the impact of former CCB employees, salaries and employee benefits increased approximately $830 thousand from the prior year quarter. The increase was primarily due to staff additions and salary adjustments during the prior fiscal year. The increase in information technology and related expense was due mainly to an increase in software licensing, depreciation related to the implementation of enhancements to the Bank's information technology infrastructure, and costs related to the integration of CCB operations. The increase in occupancy, net was due primarily to expenses related to properties acquired in the CCB acquisition. The increase in regulatory and outside services was due mainly to audit fees related to the acquisition of CCB as well as an increase in consulting expenses. The decrease in deposit and loan transaction costs was due mainly to the adoption of the new revenue recognition standard as discussed above. The decrease in federal insurance premium was due primarily to a decrease in average assets as a result of a reduction in the usage of the leverage strategy. The increase in other non-interest expense was due primarily to amortization of deposit intangibles associated with the acquisition of CCB.

The Company's efficiency ratio was 46.40% for the current quarter compared to 40.26% for the prior year quarter. The change in the efficiency ratio was due to higher non-interest expense in the current quarter compared to the prior year quarter. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A lower value indicates that the financial institution is generating revenue with a proportionally lower level of expense.

Income Tax Expense
Income tax expense was $6.6 million for the current quarter compared to $860 thousand for the prior year quarter. The effective tax rate was 21.2% for the current quarter compared to 2.6% for the prior year quarter. The increase in the effective tax rate compared to the prior year quarter was due mainly to the Tax Act being signed into law in December 2017. In accordance with GAAP, the Company revalued its deferred tax assets and liabilities in December 2017 to account for the lower corporate tax rate. The revaluation reduced income tax expense by $7.5 million in the prior year quarter, resulting in an effective tax rate of 2.6% for the prior year quarter.

Fiscal Year 2019 Projections
Non-Interest Income: Based on current market conditions, management anticipates BOLI income will increase approximately $450 thousand in fiscal year 2019 related to BOLI policies acquired in the CCB acquisition. Based on the current trust asset management services activities and the amount of assets under management, management anticipates trust asset management activities will increase non-interest income by approximately $550 thousand in fiscal year 2019 compared to fiscal year 2018.

Non-Interest Expense: Taking into account salaries and benefits related to former CCB employees along with anticipated annual salary adjustments, management anticipates salaries and employee benefits will be approximately $5.6 million higher in fiscal year 2019. Management anticipates information technology and related expenses will be approximately $4.0 million higher in fiscal year 2019 due to integration costs associated with CCB, higher depreciation related to the continued enhancements to the Bank's information technology infrastructure, and an increase in software licensing. Management anticipates occupancy, net, will be approximately $1.8 million higher in fiscal year 2019 due primarily to the properties acquired in the CCB acquisition. Management anticipates the deposit intangible amortization expense, which is included in other non-interest expense, will be approximately $2.4 million in fiscal year 2019.

Comparison of Operating Results for the Three Months Ended December 31, 2018 and September 30, 2018

For the quarter ended December 31, 2018, the Company recognized net income of $24.4 million, or $0.18 per share, compared to net income of $21.4 million, or $0.16 per share, for the quarter ended September 30, 2018. The increase in net income was due primarily to an increase in net interest income, which was mainly a result of a full quarter impact of the acquisition of CCB, which was completed on August 31, 2018.

Net interest income increased $2.2 million, or 4.4%, from the prior quarter to $52.3 million for the current quarter. The net interest margin increased three basis points from 2.24% for the prior quarter to 2.27% for the current quarter. Excluding the effects of the leverage strategy, the net interest margin would have increased six basis points from 2.26% for the prior quarter to 2.32% for the current quarter. The increase in net interest margin excluding the effects of the leverage strategy was due mainly to the addition of higher yielding commercial loans from the CCB acquisition.

Interest and Dividend Income
The weighted average yield on total interest-earning assets for the current quarter increased 10 basis points, from 3.46% for the prior quarter to 3.56% for the current quarter, and the average balance of interest-earning assets increased $300.8 million between the two periods. Absent the impact of the leverage strategy, the weighted average yield on total interest-earning assets would have increased 12 basis points, from 3.47% for the prior quarter to 3.59% for the current quarter, and the average balance of interest-earning assets would have increased $141.0 million. The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2018	2018	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$70,772	$66,922	$3,850	5.8%
MBS	6,523	6,056	467	7.7
FHLB stock	1,971	1,847	124	6.7
Cash and cash equivalents	1,714	1,213	501	41.3
Investment securities	1,441	1,275	166	13.0
Total interest and dividend income	$82,421	$77,313	$5,108	6.6

The increase in interest income on loans receivable was due to a $195.4 million increase in the average balance of the portfolio, as well as a 10 basis point increase in the weighted average yield on the portfolio to 3.75% for the current quarter. The increases in average balance and weighted average yield were due primarily to loans added in the CCB acquisition.

The increase in interest income on the MBS portfolio was due to a 14 basis point increase in the weighted average yield on the portfolio to 2.59% for the current quarter, as well as a $19.7 million increase in the average balance of the portfolio. The increase in the weighted average yield was due primarily to a decrease in net premium amortization in the current quarter, due largely to the accretion of discounts on MBS added in the CCB acquisition. Net premium amortization of $349 thousand during the current quarter decreased the weighted average yield on the portfolio by 14 basis points. During the prior quarter, $624 thousand of net premiums were amortized which decreased the weighted average yield on the portfolio by 25 basis points. As of December 31, 2018, the remaining net balance of premiums on our portfolio of MBS was $3.1 million.

The table above includes interest income on cash and cash equivalents associated and not associated with the leverage strategy. Interest income on cash and cash equivalents not related to the leverage strategy decreased $399 thousand from the prior quarter due to a $90.1 million decrease in the average balance, partially offset by a 24 basis point increase in the weighted average yield, which was related to balances held at the FRB of Kansas City. Interest income on cash associated with the leverage strategy increased $900 thousand from the prior quarter due to the leverage strategy being in place for more days in the current quarter compared to the prior quarter.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities for the current quarter increased nine basis points, from 1.39% for the prior quarter to 1.48% for the current quarter, and the average balance of interest-bearing liabilities increased $291.0 million between the two periods. Absent the impact of the leverage strategy, the weighted average rate paid on total interest-bearing liabilities for the current quarter would have increased eight basis points, from 1.38% for the prior quarter to 1.46% for the current quarter, and the average balance of interest-bearing liabilities would have increased $139.0 million. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2018	2018	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$15,725	$14,597	$1,128	7.7%
FHLB borrowings	13,530	11,930	1,600	13.4
Other borrowings	865	709	156	22.0
Total interest expense	$30,120	$27,236	$2,884	10.6

The increase in interest expense on deposits was due primarily to a six basis point increase in the weighted average rate paid, to 1.13% for the current quarter. The increase in the weighted average rate paid was due primarily to increases in the average retail/business certificate of deposit portfolio rate and money market portfolio rate, which increased nine basis points and 22 basis points, respectively. The weighted average interest rate on deposit accounts assumed in the CCB acquisition was lower than the overall deposit portfolio rate, which partially offset the increase in the weighted average rate paid on the rest of the deposit portfolio in the current quarter.

The table above includes interest expense on FHLB borrowings associated and not associated with the leverage strategy. Interest expense on FHLB borrowings not related to the leverage strategy increased $593 thousand from the prior quarter due to a 10 basis point increase in the weighted average rate paid, to 2.20% for the current quarter, as maturing advances were replaced at higher current market rates. Interest expense on FHLB borrowings associated with the leverage strategy increased $1.0 million from the prior quarter due to the leverage strategy being in place for more days in the current quarter compared to the prior quarter.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2018	2018	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$3,352	$4,086	$(734)	(18.0)%
Income from BOLI	635	555	80	14.4
Other non-interest income	1,437	1,179	258	21.9
Total non-interest income	$5,424	$5,820	$(396)	(6.8)

The decrease in deposit service fees was due mainly to a change in the presentation of interchange network charges related to the adoption of a new revenue recognition accounting standard as discussed in the Comparison of Operating Results for the Three Months Ended December 31, 2018 and 2017 above. The increase in other non-interest income was due mainly to an increase in insurance commissions recorded and trust asset management fees recorded. As a result of adopting the new revenue recognition accounting standard discussed above, the Company also began recording an estimate for contingent insurance commissions it expects to receive from insurance carriers. In addition, as part of the acquisition of CCB, the Company began offering trust asset management services. The current quarter included a full quarter of revenue from those activities.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2018	2018	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$12,962	$12,932	$30	0.2%
Information technology and related expense	4,599	3,683	916	24.9
Occupancy, net	3,252	3,064	188	6.1
Regulatory and outside services	1,766	1,790	(24)	(1.3)
Advertising and promotional	760	1,522	(762)	(50.1)
Deposit and loan transaction costs	736	1,464	(728)	(49.7)
Federal insurance premium	528	765	(237)	(31.0)
Office supplies and related expense	459	549	(90)	(16.4)
Other non-interest expense	1,720	988	732	74.1
Total non-interest expense	$26,782	$26,757	$25	0.1

Salaries and employee benefits related to former CCB employees was approximately $1.6 million in the current quarter compared to approximately $730 thousand in the prior quarter. Excluding the impact of former CCB employees, salaries and employee benefits decreased approximately $840 thousand from the prior quarter. The decrease was due primarily to the prior quarter including compensation expense on unallocated ESOP shares related to the True Blue Capitol dividend paid during the prior fiscal year, along with expense related to the 2018 Tax Savings Bonus Plan. Approximately half of the increase in information technology and related expenses was due to costs related to the integration of CCB operations. The remaining increase was due to depreciation related to the implementation of enhancements in the Bank's information technology infrastructure and an increase in software licensing. The increase in occupancy, net was due primarily to a full quarter of expense related to properties acquired in the CCB acquisition. The decrease in advertising and promotional was due primarily to the timing of advertising campaigns and sponsorships. The decrease in deposit and loan transaction costs was due mainly to the adoption of the new revenue recognition accounting standard discussed above. The decrease in federal insurance premium was due primarily to a decrease in average assets resulting from a reduction in the usage of the leverage strategy during the prior quarter, as federal insurance premiums are billed and paid on a quarter lag. The increase in other non-interest expense was due primarily to amortization of deposit intangibles associated with the acquisition of CCB, along with an increase in OREO operations expense.

The Company's efficiency ratio was 46.40% for the current quarter compared to 47.87% for the prior quarter. The change in the efficiency ratio was due primarily to higher net interest income in the current quarter compared to the prior quarter.

Income Tax Expense
Income tax expense was $6.6 million for the current quarter, compared to $7.8 million for the prior quarter. The effective tax rate was 21.2% for the current quarter compared to 26.6% for the prior quarter. In December 2017, the Tax Act was enacted, which reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Company has a September 30th year end, resulting in a requirement to use a blended statutory income tax rate of 24.5% for fiscal year 2018. In accordance with GAAP, the Company revalued its deferred tax assets and liabilities in December 2017 to account for the lower corporate income tax rate. The revaluation was a discrete item in the December 31, 2017 quarter and reduced income tax expense by $7.5 million, resulting in an effective income tax rate of 2.6% for that quarter. The effective income tax rate for fiscal year 2018 was 20.2%. The Company's statutory income tax rate for fiscal year 2019 will be 21%, but the Company does not anticipate the same level of discrete items reducing the statutory income tax rate as in fiscal year 2018. Management estimates the effective income tax rate for fiscal year 2019 will be approximately 22%.

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

In the event short-term liquidity needs exceed available cash, the Bank has access to a line of credit at FHLB and the FRB of Kansas City's discount window. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of regulatory total assets without the pre-approval of FHLB senior management. The president of FHLB has approved an increase, through July 2019, in the Bank's borrowing limit to 55% of Bank Call Report total assets. When the leverage strategy is in place, the Bank maintains the resulting excess cash reserves from the FHLB borrowings at the FRB of Kansas City, which can be used to meet any short-term liquidity needs. The amount that can be borrowed from the FRB of Kansas City's discount window is based upon the fair value of securities pledged as collateral and certain other characteristics of those securities, and is used only when other sources of short-term liquidity are unavailable. Management tests the Bank's access to the FRB of Kansas City's discount window annually with a nominal, overnight borrowing.

If management observes a trend in the amount and frequency of line of credit utilization and/or short-term borrowings that is not in conjunction with a planned strategy, such as the leverage strategy, the Bank will likely utilize long-term wholesale borrowing sources such as FHLB advances and/or repurchase agreements to provide long-term, fixed-rate funding. The maturities of these long-term borrowings are generally staggered in order to mitigate the risk of a highly negative cash flow position at maturity. The Bank's internal policy limits total borrowings to 55% of total assets. At December 31, 2018, the Bank had total borrowings, at par, of $2.18 billion, or approximately 23% of total assets.

The amount of FHLB advances outstanding at December 31, 2018 was $2.08 billion, of which $925.0 million was scheduled to mature in the next 12 months, including $575.0 million of FHLB advances tied to interest rate swaps. All FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB. At December 31, 2018, the Bank's ratio of the par value of FHLB borrowings to Call Report total assets was 23%. When the full leverage strategy is in place, FHLB borrowings may be in excess of 40% of the Bank's Call Report total assets, and may be in excess of 40% as long as the Bank continues its leverage strategy and FHLB senior management continues to approve the Bank's borrowing limit being in excess of 40% of Call Report total assets. All or a portion of the FHLB borrowings in conjunction with the leverage strategy can be repaid at any point in time while the strategy is in effect, if necessary or desired.

At December 31, 2018, the Bank had repurchase agreements of $100.0 million, or approximately 1% of total assets, none of which were scheduled to mature in the next 12 months. The Bank may enter into additional repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to the total borrowings limit of 55% as discussed above. The Bank has pledged securities with an estimated fair value of $106.1 million as collateral for repurchase agreements as of December 31, 2018. The securities pledged for the repurchase agreements will be delivered back to the Bank when the repurchase agreements mature.

The Bank could utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At December 31, 2018, the Bank had $642.0 million of securities that were eligible but unused as collateral for borrowing or other liquidity needs.

The Bank has access to other sources of funds for liquidity purposes, such as brokered and public unit deposits. As of December 31, 2018, the Bank's policy allowed for combined brokered and public unit deposits up to 15% of total deposits. At December 31, 2018, the Bank did not have any brokered deposits and public unit deposits were approximately 7% of total deposits. Management continuously monitors the wholesale deposit market for opportunities to obtain funds at attractive rates. The Bank had pledged securities with an estimated fair value of $455.1 million as collateral for public unit deposits at December 31, 2018. The securities pledged as collateral for public unit deposits are held under joint custody with FHLB and generally will be released upon deposit maturity.

At December 31, 2018, $1.34 billion of the Bank's certificate of deposit portfolio was scheduled to mature within one year, including $325.5 million of public unit certificates of deposit. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products of the Bank at the prevailing rate, although no assurance can be given in this regard.  We also anticipate the majority of the maturing public unit certificates of deposit will be replaced with similar wholesale funding products.

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

The following table presents the contractual maturities of our loan, MBS, and investment securities portfolios at December 31, 2018, along with associated weighted average yields. Loans and securities which have adjustable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses. As of December 31, 2018, the amortized cost of investment securities in our portfolio which are callable or have pre-refunding dates within one year was $194.6 million.

	Loans(1)		MBS		Investment Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Amounts due:
Within one year	$202,807	5.27%	$676	3.49%	$32,070	1.48%	$235,553	4.75%

After one year:
Over one to two years	36,801	5.33	7,255	3.03	81,780	1.58	125,836	2.76
Over two to three years	153,560	4.15	18,178	2.67	55,520	2.30	227,258	3.58
Over three to five years	80,961	5.05	90,722	1.71	95,412	2.77	267,095	3.10
Over five to ten years	718,326	3.74	358,597	2.34	—	—	1,076,923	3.27
Over ten to fifteen years	1,219,700	3.52	207,159	3.03	—	—	1,426,859	3.45
After fifteen years	5,106,732	3.75	289,956	2.95	—	—	5,396,688	3.71
Total due after one year	7,316,080	3.74	971,867	2.62	232,712	2.24	8,520,659	3.57

	$7,518,887	3.78	$972,543	2.62	$264,782	2.14	$8,756,212	3.60

(1)
Demand loans, loans having no stated maturity, and overdraft loans are included in the amounts due within one year. Construction loans are presented based on the estimated term to complete construction. The maturity date for home equity loans that were not added in the CCB acquisition assumes the customer always makes the required minimum payment. For home equity loans added in the CCB acquisition, the maturity date is based on the contractual maturity date.

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

Off-Balance Sheet Arrangements, Commitments and Contractual Obligations

The Company, in the normal course of business, makes commitments to buy or sell assets, extend credit, or to incur or fund liabilities. There have been no material changes in commitments, contractual obligations or off-balance sheet arrangements from September 30, 2018. For additional information, see "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements, Commitments and Contractual Obligations" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018. We anticipate we will continue to have sufficient funds, through repayments and maturities of loans and securities, deposits and borrowings, to meet our current commitments.

The maximum balance of short-term FHLB borrowings outstanding at any month-end during the three months ended December 31, 2018 was $1.03 billion, and the average balance of short-term FHLB borrowings outstanding during this period was $1.16 billion at a weighted average contractual rate of 2.21%. Short-term FHLB borrowings for this disclosure are defined as those with maturity dates within the next 12 months. This compares to a balance of short-term FHLB borrowings outstanding at December 31, 2018 of $1.03 billion at a weighted average contractual rate of 2.35%.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company's consolidated financial statements for the quarter ended December 31, 2018, or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action ("PCA"). As of December 31, 2018, the Bank and Company exceeded all regulatory capital requirements. The following table presents the regulatory capital ratios of the Bank and the Company at December 31, 2018.

				Regulatory
				Requirement For
			Minimum	Well-Capitalized
	Bank	Company	Regulatory	Status of Bank
	Ratios	Ratios	Requirement	Under PCA Provisions
Tier 1 leverage ratio	12.6%	13.9%	4.0%	5.0%
Common Equity Tier 1 capital ratio	25.0	27.6	4.5	6.5
Tier 1 capital ratio	25.0	27.7	6.0	8.0
Total capital ratio	25.2	27.9	8.0	10.0

The following table presents a reconciliation of equity under GAAP to regulatory capital amounts, as of December 31, 2018, for the Bank and the Company (dollars in thousands):

	Bank	Company
Total equity as reported under GAAP	$1,219,251	$1,345,913
AOCI	1,877	1,877
Goodwill and other intangibles, net of deferred tax liabilities	(15,222)	(15,222)
Additional tier 1 capital - trust preferred securities	—	6,000
Total tier 1 capital	1,205,906	1,338,568
ACL	8,558	8,558
Total capital	$1,214,464	$1,347,126

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Asset and Liability Management and Market Risk
For a complete discussion of the Bank's asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Bank's portfolios, see "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K for the year ended September 30, 2018. The analysis presented in the tables below reflects the level of market risk at the Bank, including the cash the holding company has on deposit at the Bank.

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

Qualitative Disclosure about Market Risk
At December 31, 2018, the Bank's gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $100.6 million, or 1.08% of total assets, compared to $(14.9) million, or (0.16)% of total assets, at September 30, 2018. The increase in the one-year gap amount was due primarily to an expected increase in cash flows from mortgage-related assets compared to September 30, 2018 as a result of lower interest rates. As interest rates fall, borrowers have more economic incentive to refinance their mortgages and agency debt issuers have more economic incentive or opportunity to exercise their call options in order to issue new debt at lower interest rates, resulting in higher projected cash flows on these assets.

The majority of interest-earning assets anticipated to reprice in the coming year are repayments and prepayments on one- to four-family loans and MBS, both of which include the option to prepay without a fee being paid by the contract holder. The amount of interest-bearing liabilities expected to reprice in a given period is not typically impacted significantly by changes in interest rates because the Bank's borrowings and certificate of deposit portfolios have contractual maturities and generally cannot be terminated early without a prepayment penalty. If interest rates were to increase 200 basis points, as of December 31, 2018, the Bank's one-year gap is projected to be $(419.2) million, or (4.51)% of total assets. This compares to a one-year gap of $(394.8) million, or (4.18)% of total assets, if interest rates were to have increased 200 basis points as of September 30, 2018. The decrease in the gap compared to no change in rates is due to lower anticipated cash inflows from mortgage-related assets in the higher rate environment.

During the current quarter, loan repayments totaled $267.5 million and cash flows from the securities portfolio totaled $93.9 million. The majority of these cash flows were reinvested into new loans at current market interest rates. Total cash flows from fixed-rate liabilities that matured and repriced into current market interest rates during the current quarter were $625.2 million, including $300.0 million of term borrowings. These offsetting cash flows allow the Bank to manage its interest rate risk and gap position more precisely than if the Bank did not have offsetting cash flows due to its mix of assets or maturity structure of liabilities.

Other strategies include managing the Bank's wholesale assets and liabilities. The Bank primarily uses long-term fixed-rate borrowings with no embedded options to lengthen the average life of the Bank's liabilities. The fixed-rate characteristics of these borrowings lock-in the cost until maturity and thus decrease the amount of liabilities repricing as interest rates move higher compared to funding with lower-cost short-term borrowings. These borrowings are laddered in order to prevent large amounts of liabilities repricing in any one period. The WAL of the Bank's term borrowings as of December 31, 2018 was 1.7 years. However, including the impact of interest rate swaps related to $575.0 million of adjustable-rate FHLB advances, the WAL of the Bank's term borrowings as of December 31, 2018 was 3.0 years. The interest rate swaps effectively convert the adjustable-rate borrowings into long-term, fixed-rate liabilities.

The Bank uses the securities portfolio to shorten the average life of the Bank's assets. Purchases in the securities portfolio over the past few years have primarily been focused on callable agency debentures with maturities no longer than five years, shorter duration MBS, and adjustable-rate MBS. These securities have a shorter average life and provide a steady source of cash flow that can be reinvested as interest rates rise into higher-yielding assets. The WAL of the Bank's securities portfolio, which takes into account prepayment and call assumptions, as of December 31, 2018 was 2.7 years.

In addition to the wholesale strategies, the Bank has sought to increase non-maturity deposits and long-term certificates of deposit. Non-maturity deposits are expected to reduce the risk of higher interest rates because their interest rates are not expected to increase significantly as market interest rates rise. Specifically, checking accounts and savings accounts have had minimal interest rate fluctuations throughout historical interest rate cycles, though no assurance can be given that this will be the case in future interest rate cycles. The balances and rates of these accounts have historically tended to remain very stable over time, giving them the characteristic of long-term liabilities. The Bank uses historical data pertaining to these accounts to estimate their future balances. At December 31, 2018 the WAL of the Bank's non-maturity deposits was 12.9 years.
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

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$1,662,292	$2,030,793	$1,195,537	$2,612,422	$7,501,044
Securities(2)	459,203	445,362	185,697	142,674	1,232,936
Other interest-earning assets	48,431	—	—	—	48,431
Total interest-earning assets	2,169,926	2,476,155	1,381,234	2,755,096	8,782,411

Interest-bearing liabilities:
Non-maturity deposits(3)	251,172	362,258	287,734	1,876,664	2,777,828
Certificates of deposit	1,368,145	1,032,578	469,507	2,664	2,872,894
Borrowings(4)	450,000	1,025,000	500,000	341,285	2,316,285
Total interest-bearing liabilities	2,069,317	2,419,836	1,257,241	2,220,613	7,967,007

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$100,609	$56,319	$123,993	$534,483	$815,404

Cumulative (deficiency) excess of interest-earning assets over
interest-bearing liabilities	$100,609	$156,928	$280,921	$815,404

Cumulative (deficiency) excess of interest-earning assets over interest-bearing liabilities as a percent of total Bank assets at:
December 31, 2018	1.08%	1.69%	3.02%	8.77%
September 30, 2018	(0.16)

Cumulative one-year gap - interest rates +200 bps at:
December 31, 2018	(4.51)
September 30, 2018	(4.18)

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

(2)
MBS reflect projected prepayments at amortized cost. Investment securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of December 31, 2018, at amortized cost.

(3)
Although the Bank's checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts is based on assumptions developed from our actual experiences with these accounts. If all of the Bank's checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $2.43 billion, for a cumulative one-year gap of (26.1)% of total assets.

(4)
Borrowings exclude deferred prepayment penalty costs. Included in this line are $575.0 million of FHLB adjustable-rate advances tied to interest rate swaps. The repricing for these liabilities is projected to occur at the maturity date of each interest rate swap.

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

Change	Net Interest Income At
(in Basis Points)	December 31, 2018			September 30, 2018
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100 bp	$200,923	$23	0.01%	$201,434	$1,221	0.61%
000 bp	200,900	—	—	200,213	—	—
+100 bp	197,307	(3,593)	(1.79)	196,272	(3,941)	(1.97)
+200 bp	192,140	(8,760)	(4.36)	190,872	(9,341)	(4.67)
+300 bp	185,750	(15,150)	(7.54)	184,603	(15,610)	(7.80)

(1)	Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The net interest income projection was higher in the base case scenario at December 31, 2018 compared to September 30, 2018 due mainly to an increase in the loan portfolio yield and a lower balance of cash at December 31, 2018. The net interest income projections decreased from the base case in all rising rate scenarios at December 31, 2018 and September 30, 2018. The net interest income projection was less adversely impacted in the rising interest rate scenarios at December 31, 2018 compared to September 30, 2018, due primarily to lower interest rates at December 31, 2018. Lower interest rates increased the projected cash flows from the Bank's mortgage-related assets, thus reducing the negative impact of rising interest rates.

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

Change	Market Value of Portfolio Equity At
(in Basis Points)	December 31, 2018			September 30, 2018
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100 bp	$1,464,438	$22,836	1.58%	$1,498,631	$53,683	3.72%
000 bp	1,441,602	—	—	1,444,948	—	—
+100 bp	1,319,675	(121,927)	(8.46)	1,281,910	(163,038)	(11.28)
+200 bp	1,140,078	(301,524)	(20.92)	1,087,644	(357,304)	(24.73)
+300 bp	946,310	(495,292)	(34.36)	888,611	(556,337)	(38.50)

(1)	Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The percentage change in the Bank's MVPE at December 31, 2018 was less adversely impacted in the increasing interest rate scenarios than at September 30, 2018. This was due primarily to a decrease in interest rates between the two periods. As interest rates fall, borrowers have more economic incentive to refinance their mortgages and agency debt issuers have more economic incentive or opportunity to exercise their call options in order to issue new debt at lower interest rates, resulting in higher projected cash flows on these assets. As interest rates increase in the rising rate scenarios, repayments on mortgage-related assets are more likely to decrease and only be realized through significant changes in borrowers' lives such as divorce, death, job-related relocations, or other events as there is less economic incentive for borrowers to prepay their debt, resulting in an increase in the average life of mortgage-related assets. Similarly, call projections for the Bank's callable agency debentures decrease as interest rates rise, which results in cash flows related to these assets moving closer to the contractual maturity dates. The higher expected average lives of these assets, relative to the assumptions in the base case interest rate environment, increases the sensitivity of their market value to changes in interest rates.

The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates for our interest-earning assets and interest-bearing liabilities as of December 31, 2018. Yields presented for interest-earning assets include the amortization of fees, costs, premiums and discounts, which are considered adjustments to the yield. The interest rate presented for term borrowings is the effective rate, which includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The WAL presented for term borrowings includes the effect of interest rate swaps. The maturity and repricing terms presented for one- to four-family loans represent the contractual terms of the loan.

	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Investment securities	$264,782	2.14%	1.1	21.4%	3.0%
MBS - fixed	685,902	2.44	3.3	55.4	7.7
MBS - adjustable	286,641	3.07	2.8	23.2	3.2
Total securities	1,237,325	2.52	2.7	100.0%	13.9
Loans receivable:
Fixed-rate one- to four-family:
<= 15 years	1,123,400	3.16	4.0	14.9%	12.6
> 15 years	4,495,853	3.88	6.4	59.8	50.3
Fixed-rate commercial	378,717	4.55	3.6	5.1	4.2
All other fixed-rate loans	46,280	5.41	3.6	0.6	0.5
Total fixed-rate loans	6,044,250	3.80	5.8	80.4	67.6
Adjustable-rate one- to four-family:
<= 36 months	243,402	2.23	3.3	3.2	2.7
> 36 months	864,731	3.35	2.5	11.5	9.7
Adjustable-rate commercial	239,065	5.40	7.7	3.2	2.7
All other adjustable-rate loans	127,439	5.89	1.5	1.7	1.4
Total adjustable-rate loans	1,474,637	3.72	3.4	19.6	16.5
Total loans receivable	7,518,887	3.78	5.3	100.0%	84.1
FHLB stock	100,521	7.22	1.7		1.1
Cash and cash equivalents	81,713	2.39	—		0.9
Total interest-earning assets	$8,938,446	3.64	4.9		100.0%

Non-maturity deposits	$2,684,970	0.37	12.9	48.3%	34.3%
Retail/business certificates of deposit	2,479,614	1.86	1.7	44.6	31.6
Public unit certificates of deposit	393,280	2.07	0.7	7.1	5.0
Total deposits	5,557,864	1.15	7.0	100.0%	70.9
Term borrowings	2,181,186	2.31	3.0	95.6%	27.8
FHLB line of credit	100,000	2.65	—	4.4	1.3
Total borrowings	2,281,186	2.32	2.8	100.0%	29.1
Total interest-bearing liabilities	$7,839,050	1.50	5.8		100.0%

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of December 31, 2018. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2018, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Company and the Bank are involved as plaintiff or defendant in various legal actions arising in the normal course of business. In our opinion, after consultation with legal counsel, we believe it unlikely that such pending legal actions will have a material adverse effect on our financial condition, results of operations or liquidity.
Item 1A. Risk Factors
There have been no material changes to our risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See "Liquidity and Capital Resources - Capital" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding OCC restrictions on dividends from the Bank to the Company.

The following table summarizes our share repurchase activity during the three months ended December 31, 2018 and additional information regarding our share repurchase program. In October 2015, the Company announced a stock repurchase plan for up to $70.0 million of common stock. Shares may be repurchased from time to time in the open-market based upon market conditions and available liquidity. There is no expiration for this repurchase plan.

				Approximate
	Total		Total Number of	Dollar Value of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
	Purchased	per Share	Announced Plans	Under the Plan
October 1, 2018 through
October 31, 2018	—	$—	—	$70,000,000
November 1, 2018 through
November, 30 2018	—	—	—	70,000,000
December 1, 2018 through
December 31, 2018	—	—	—	70,000,000
Total	—	—	—	70,000,000

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

10.1(iii)	Form of Change of Control Agreement with Daniel L. Lehman filed on November 29, 2016 as Exhibit 10.1(v) to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.1(iv)	Form of Change of Control Agreement with Robert D. Kobbeman filed on November 29, 2018 as Exhibit 10.1(iv) to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.1(v)	Employment Agreement with Robert D. Kobbeman filed on November 29, 2018 as Exhibit 10.1(v) to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.2
Capitol Federal Financial's 2000 Stock Option and Incentive Plan (the "Stock Option Plan") filed on April 13, 2000 as Appendix A to Capitol Federal Financial's Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference

10.3	Capitol Federal Financial Deferred Incentive Bonus Plan, as amended, filed on November 29, 2018 as Exhibit 10.3 to the Registrant's September 30, 2018 Form 10-K and incorporated herein by reference
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

10.6	Description of Director Fee Arrangements filed on November 29, 2018 as Exhibit 10.6 to the Registrant's September 30, 2018 Form 10-K and incorporated herein by reference
10.7	Short-term Performance Plan filed on August 4, 2015 as Exhibit 10.10 to the Registrant's June 30, 2015 Form 10-Q and incorporated herein by reference
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
The following information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2018, filed with the Securities and Exchange Commission on February 8, 2019, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at December 31, 2018 and September 30, 2018, (ii) Consolidated Statements of Income for the three months ended December 31, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the three months ended December 31, 2018 and 2017, (iv) Consolidated Statement of Stockholders' Equity for the three months ended December 31, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the three months ended December 31, 2018 and 2017, and (vi) Notes to the Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: February 8, 2019	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and Chief Executive Officer

Date: February 8, 2019	By:	/s/ Kent G. Townsend
Kent G. Townsend, Executive Vice President,
Chief Financial Officer and Treasurer