Form 10-Q
period 2019-03-31
Capitol Federal Financial, Inc.
filed 2019-05-10
CIK 1490906

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
Form 10-Q
________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CFFN	The NASDAQ Stock Market LLC

As of May 3, 2019, there were 141,371,539 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except per share amounts)

	March 31,	September 30,
	2019	2018
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $199,476 and $122,733)	$218,051	$139,055
Securities:
Available-for-sale ("AFS"), at estimated fair value (amortized cost of $741,975 and $718,564)	746,728	714,614
Held-to-maturity ("HTM"), at amortized cost (estimated fair value of $526,099 and $601,071)	527,460	612,318
Loans receivable, net (allowance for credit losses ("ACL") of $8,619 and $8,463)	7,570,806	7,514,485
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	102,631	99,726
Premises and equipment, net	96,492	96,005
Income taxes receivable, net	—	2,177
Other assets	272,383	271,167
TOTAL ASSETS	$9,534,551	$9,449,547

LIABILITIES:
Deposits	$5,701,111	$5,603,354
FHLB borrowings	2,239,985	2,174,981
Other borrowings	100,000	110,052
Advance payments by borrowers for taxes and insurance	48,301	65,264
Income taxes payable, net	115	—
Deferred income tax liabilities, net	17,375	21,253
Accounts payable and accrued expenses	71,681	83,021
Total liabilities	8,178,568	8,057,925

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 141,279,239 and 141,225,516
shares issued and outstanding as of March 31, 2019 and September 30, 2018, respectively	1,413	1,412
Additional paid-in capital	1,208,665	1,207,644
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(35,517)	(36,343)
Retained earnings	186,838	214,569
Accumulated other comprehensive (loss) income ("AOCI"), net of tax	(5,416)	4,340
Total stockholders' equity	1,355,983	1,391,622
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,534,551	$9,449,547

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
INTEREST AND DIVIDEND INCOME:
Loans receivable	$71,657	$64,194	$142,429	$128,383
Mortgage-backed securities ("MBS")	6,301	5,390	12,824	10,642
FHLB stock	1,831	3,201	3,802	6,296
Investment securities	1,505	1,094	2,946	2,088
Cash and cash equivalents	743	7,895	2,457	15,009
Total interest and dividend income	82,037	81,774	164,458	162,418
INTEREST EXPENSE:
Deposits	16,096	12,480	31,821	24,441
FHLB borrowings	12,525	18,772	26,055	36,689
Other borrowings	819	633	1,684	2,025
Total interest expense	29,440	31,885	59,560	63,155
NET INTEREST INCOME	52,597	49,889	104,898	99,263
PROVISION FOR CREDIT LOSSES	—	—	—	—
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	52,597	49,889	104,898	99,263
NON-INTEREST INCOME:
Deposit service fees	3,091	3,670	6,443	7,635
Income from bank-owned life insurance ("BOLI")	587	276	1,222	810
Other non-interest income	1,323	1,487	2,760	2,346
Total non-interest income	5,001	5,433	10,425	10,791
NON-INTEREST EXPENSE:
Salaries and employee benefits	12,789	11,167	25,751	21,695
Information technology and related expense	4,284	3,622	8,883	6,953
Occupancy, net	3,292	2,839	6,544	5,604
Regulatory and outside services	1,056	1,151	2,822	2,291
Advertising and promotional	1,390	1,337	2,150	2,022
Deposit and loan transaction costs	465	1,313	1,201	2,720
Office supplies and related expense	736	442	1,195	884
Federal insurance premium	659	847	1,187	1,699
Other non-interest expense	1,470	880	3,190	1,766
Total non-interest expense	26,141	23,598	52,923	45,634
INCOME BEFORE INCOME TAX EXPENSE	31,457	31,724	62,400	64,420
INCOME TAX EXPENSE	6,903	8,394	13,463	9,254
NET INCOME	$24,554	$23,330	$48,937	$55,166

Basic earnings per share ("EPS")	$0.18	$0.17	$0.36	$0.41
Diluted EPS	$0.18	$0.17	$0.36	$0.41

Basic weighted average common shares	137,634,820	134,428,227	137,592,409	134,400,300
Diluted weighted average common shares	137,690,717	134,475,228	137,641,126	134,471,259

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net income	$24,554	$23,330	$48,937	$55,166
Other comprehensive income (loss), net of tax:
Changes in unrealized gains (losses) on AFS securities,
net of taxes of $(982), $610, $(2,115) and $1,319	3,061	(1,898)	6,588	(3,064)
Changes in unrealized gains (losses) on cash flow hedges,
net of taxes of $2,118, $(1,063), $5,246 and $(1,867)	(6,600)	3,316	(16,344)	4,638
Comprehensive income	$21,015	$24,748	$39,181	$56,740

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Six Months Ended March 31, 2019
		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at September 30, 2018	$1,412	$1,207,644	$(36,343)	$214,569	$4,340	$1,391,622
Net income				24,383		24,383
Other comprehensive loss, net of tax					(6,217)	(6,217)
Cumulative effect of adopting Accounting Standards Update ("ASU") 2014-09				394		394
ESOP activity		118	413			531
Stock-based compensation		95				95
Stock options exercised	1	466				467
Cash dividends to stockholders ($0.475 per share)				(65,362)		(65,362)
Balance at December 31, 2018	1,413	1,208,323	(35,930)	173,984	(1,877)	1,345,913
Net income				24,554		24,554
Other comprehensive loss, net of tax					(3,539)	(3,539)
ESOP activity		134	413			547
Stock-based compensation		90				90
Stock options exercised	—	118				118
Cash dividends to stockholders ($0.085 per share)				(11,700)		(11,700)
Balance at March 31, 2019	$1,413	$1,208,665	$(35,517)	$186,838	$(5,416)	$1,355,983

	For the Six Months Ended March 31, 2018
		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at September 30, 2017	$1,382	$1,167,368	$(37,995)	$234,640	$2,918	$1,368,313
Net income				31,836		31,836
Other comprehensive income, net of tax					156	156
Cumulative effect of adopting ASU 2016-09		19		(19)		—
ESOP activity		165	413			578
Stock-based compensation		94				94
Stock options exercised	—	46				46
Cash dividends to stockholders ($0.375 per share)				(50,412)		(50,412)
Balance at December 31, 2017	1,382	1,167,692	(37,582)	216,045	3,074	1,350,611
Net income				23,330		23,330
Other comprehensive income, net of tax					1,418	1,418
Reclassification of certain tax effects related to adopting ASU 2018-02				(667)	667	—
ESOP activity		123	413			536
Stock-based compensation		93				93
Stock options exercised		179				179
Cash dividends to stockholders ($0.085 per share)				(11,427)		(11,427)
Balance at March 31, 2018	$1,382	$1,168,087	$(37,169)	$227,281	$5,159	$1,364,740

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Six Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,937	$55,166
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(3,802)	(6,296)
Originations of loans receivable held-for-sale ("LHFS")	—	(390)
Proceeds from sales of LHFS	—	16,035
Amortization and accretion of premiums and discounts on securities	737	1,733
Depreciation and amortization of premises and equipment	4,710	4,180
Amortization of intangible assets	1,189	—
Amortization of deferred amounts related to FHLB advances, net	4	670
Common stock committed to be released for allocation - ESOP	1,078	1,114
Stock-based compensation	185	187
Changes in:
Unrestricted cash collateral (provided to)/received from derivative counterparties, net	(9,970)	6,711
Other assets, net	1,418	2,257
Income taxes payable, net	2,291	138
Deferred income tax liabilities, net	(745)	(6,396)
Accounts payable and accrued expenses	(13,894)	(8,350)
Net cash provided by operating activities	32,138	66,759

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(172,506)	(223,829)
Proceeds from calls, maturities and principal reductions of AFS securities	149,524	73,993
Proceeds from calls, maturities and principal reductions of HTM securities	83,692	109,702
Proceeds from sale of AFS securities	—	2,078
Proceeds from the redemption of FHLB stock	97,096	3,045
Purchase of FHLB stock	(96,199)	(91,421)
Net increase in loans receivable	(57,073)	(22,437)
Purchase of premises and equipment	(4,583)	(4,214)
Proceeds from sale of other real estate owned ("OREO")	1,062	1,587
Net cash provided by (used in) investing activities	1,013	(151,496)

		(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Six Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(77,062)	(61,839)
Net change in deposits	97,757	44,325
Proceeds from borrowings	2,680,000	8,500,000
Repayments on borrowings	(2,625,052)	(8,600,000)
Change in advance payments by borrowers for taxes and insurance	(16,963)	(9,053)
Stock options exercised	585	225
Net cash provided by (used in) financing activities	59,265	(126,342)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	92,416	(211,079)

CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS:
Beginning of period	139,055	351,659
End of period	$231,471	$140,580

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Loans transferred to LHFS	$—	$15,814

See accompanying notes to consolidated financial statements.		(Concluded)

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

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Cash, cash equivalents, restricted cash and restricted cash equivalents reported in the statement of cash flows include cash and cash equivalents of $218.1 million and $139.1 million at March 31, 2019 and September 30, 2018 and restricted cash and cash equivalents of $13.4 million at March 31, 2019, which was included in other assets on the consolidated balance sheet.  There was no restricted cash and cash equivalents at September 30, 2018.  The restricted cash and cash equivalents relate to the collateral postings to/from the Bank's derivative counterparties associated with the Bank's interest rate swaps.  See additional discussion regarding the interest rate swaps in Note 5. Borrowed Funds.

Net Presentation of Cash Flows Related to Borrowings - At times, the Bank enters into certain FHLB advances with contractual maturities of 90 days or less. Cash flows related to these advances are reported on a net basis in the consolidated statements of cash flows.

Recent Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers. The ASU, as amended, implements a common revenue standard that clarifies the principles for recognizing revenue included in Accounting Standards Codification ("ASC") Topic 606. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The majority of the Company's revenue is composed of interest income from loans and securities which are explicitly excluded from the amended ASU. The Company elected to implement the amended ASU using the modified retrospective application with a cumulative adjustment to opening retained earnings at October 1, 2018. Upon adoption of the amended ASU, the Company recorded a cumulative adjustment, which increased opening retained earnings by $394 thousand related to contracts that were not complete upon adoption. The amount was related to the change in the recognition of revenue related to certain insurance commissions. Additionally, effective October 1, 2018, interchange network charges are reported as a reduction in deposit service fees. Previously, these charges were reported as expense in deposit and loan transaction costs in the consolidated statements of income. The Company concluded the ASU did not significantly change the Company's revenue recognition methods. This ASU did not have a material impact on the Company's consolidated financial condition or results of operations at the time of adoption. The new disclosure requirements of the ASU are included in Note 8. Revenue Recognition.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The ASU, as amended, revises lease accounting guidance by requiring that lessees recognize the assets and liabilities arising from leases on the balance sheet. Additionally, the ASU requires entities to disclose both quantitative and qualitative information regarding their leasing activities. The accounting applied by a lessor is largely unchanged from that applied under the previous guidance. ASU 2016-02 will become effective for the Company on October 1, 2019. In July 2018, the FASB issued ASU 2018-11, Leases, which provides entities with relief from the costs of implementation by allowing the option to not restate comparative periods as part of the transition. The Company expects to select the transition relief provisions.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU, as amended, replaces the incurred loss impairment methodology in current GAAP, which requires credit losses to be recognized when it is probable that a loss has been incurred, with a new impairment methodology. The new impairment methodology requires an entity to measure, at each reporting date, the expected credit losses of financial assets not measured at fair value, such as loans, HTM debt securities, and loan commitments, over their contractual lives. Under the new impairment methodology, expected credit losses will be measured at each reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Additionally, the ASU amends the current credit loss measurements for AFS debt securities. Credit losses related to AFS debt securities will be recorded through the ACL rather than as a direct write-down as per current GAAP. The ASU also requires enhanced disclosures related to credit quality and significant estimates and judgments used by management when estimating credit losses. The ASU will become effective for the Company on October 1, 2020. The Company has selected a third-party vendor solution to assist in the application and implementation of the new accounting guidance and will begin loading historical loan and loss data into the third-party software during the third quarter of fiscal year 2019. While we are currently unable to reasonably estimate the impact of adopting this ASU, we expect the impact of adoption will be influenced by the composition of our loan and securities portfolios as well as the economic conditions and forecasts at the time of adoption.

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

2. EARNINGS PER SHARE
Shares acquired by the ESOP are not included in basic average shares outstanding until the shares are committed for allocation or vested to an employee's individual account. Unvested shares awarded pursuant to the Company's restricted stock benefit plans are treated as participating securities in the computation of EPS pursuant to the two-class method as they contain nonforfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security.

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(Dollars in thousands, except per share amounts)
Net income	$24,554	$23,330	$48,937	$55,166
Income allocated to participating securities	(10)	(10)	(19)	(23)
Net income available to common stockholders	$24,544	$23,320	$48,918	$55,143

Average common shares outstanding	137,593,062	134,386,469	137,571,533	134,379,424
Average committed ESOP shares outstanding	41,758	41,758	20,876	20,876
Total basic average common shares outstanding	137,634,820	134,428,227	137,592,409	134,400,300

Effect of dilutive stock options	55,897	47,001	48,717	70,959

Total diluted average common shares outstanding	137,690,717	134,475,228	137,641,126	134,471,259

Net EPS:
Basic	$0.18	$0.17	$0.36	$0.41
Diluted	$0.18	$0.17	$0.36	$0.41

Antidilutive stock options, excluded from the diluted average
common shares outstanding calculation	494,395	598,195	529,261	527,642

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS and HTM securities at the dates presented. The majority of the MBS and investment securities portfolios are composed of securities issued by United States government-sponsored enterprises ("GSEs").

	March 31, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
MBS	$469,455	$5,995	$606	$474,844
GSE debentures	268,375	274	908	267,741
Municipal bonds	4,145	3	5	4,143
	$741,975	$6,272	$1,519	$746,728
HTM:
MBS	$510,450	$5,107	$6,461	$509,096
Municipal bonds	17,010	19	26	17,003
	$527,460	$5,126	$6,487	$526,099

	September 30, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
MBS	$445,883	$3,270	$4,063	$445,090
GSE debentures	268,525	30	3,157	265,398
Municipal bonds	4,156	—	30	4,126
	$718,564	$3,300	$7,250	$714,614
HTM:
MBS	$591,900	$4,514	$15,589	$580,825
Municipal bonds	20,418	—	172	20,246
	$612,318	$4,514	$15,761	$601,071

The following tables summarize the estimated fair value and gross unrealized losses of those securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	March 31, 2019
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
AFS:
MBS	$11,197	$55	$67,001	$551
GSE debentures	27,776	3	99,077	905
Municipal bonds	—	—	1,510	5
	$38,973	$58	$167,588	$1,461

HTM:
MBS	$1,551	$2	$331,809	$6,459
Municipal bonds	330	2	7,977	24
	$1,881	$4	$339,786	$6,483

	September 30, 2018
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
AFS:
MBS	$324,563	$3,797	$8,129	$266
GSE debentures	101,735	1,231	148,049	1,926
Municipal bonds	4,126	30	—	—
	$430,424	$5,058	$156,178	$2,192

HTM:
MBS	$58,233	$904	$362,806	$14,685
Municipal bonds	18,345	171	685	1
	$76,578	$1,075	$363,491	$14,686

The unrealized losses at March 31, 2019 and September 30, 2018 were primarily a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary. Therefore, these securities have not been classified as other-than-temporarily impaired. The impairment is also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities, nor is it more likely than not that the Company will be required to sell the securities, before the recovery of the remaining amortized cost amount, which could be at maturity. As a result of the analysis, management has concluded that no other-than-temporary impairments existed at March 31, 2019 or September 30, 2018.

The amortized cost and estimated fair value of debt securities as of March 31, 2019, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without prepayment penalty. For this reason, MBS are not included in the maturity categories.

	AFS		HTM
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
One year or less	$5,400	$5,398	$3,842	$3,837
One year through five years	267,120	266,486	13,168	13,166
	272,520	271,884	17,010	17,003
MBS	469,455	474,844	510,450	509,096
	$741,975	$746,728	$527,460	$526,099

The following table presents the taxable and non-taxable components of interest income on investment securities for the periods presented.

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(Dollars in thousands)
Taxable	$1,419	$998	$2,767	$1,878
Non-taxable	86	96	179	210
	$1,505	$1,094	$2,946	$2,088

The following table summarizes the carrying value of securities pledged as collateral for the obligations indicated below as of the dates presented.

	March 31, 2019	September 30, 2018
	(Dollars in thousands)
Public unit deposits	$467,812	$515,553
Repurchase agreements	107,862	108,360
Federal Reserve Bank of Kansas City ("FRB of Kansas City")	7,979	9,529
	$583,653	$633,442

4. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at the dates presented is summarized as follows:

	March 31, 2019	September 30, 2018
	(Dollars in thousands)
One- to four-family:
Originated	$3,922,565	$3,965,692
Correspondent purchased	2,470,619	2,505,987
Bulk purchased	272,575	293,607
Construction	33,525	33,149
Total	6,699,284	6,798,435
Commercial:
Commercial real estate	547,202	426,243
Commercial and industrial	73,852	62,869
Construction	108,649	80,498
Total	729,703	569,610
Consumer:
Home equity	125,176	129,588
Other	9,913	10,012
Total	135,089	139,600

Total loans receivable	7,564,076	7,507,645

Less:
ACL	8,619	8,463
Discounts/unearned loan fees	32,582	33,933
Premiums/deferred costs	(47,931)	(49,236)
	$7,570,806	$7,514,485

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

The following tables present the recorded investment, by class, in loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total recorded investment at the dates presented. The recorded investment in loans is defined as the unpaid principal balance of a loan, less charge-offs and inclusive of unearned loan fees and deferred costs. At March 31, 2019 and September 30, 2018, all loans 90 or more days delinquent were on nonaccrual status.

	March 31, 2019
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family:
Originated	$8,665	$5,158	$13,823	$3,927,534	$3,941,357
Correspondent purchased	4,186	932	5,118	2,499,826	2,504,944
Bulk purchased	2,764	2,799	5,563	268,267	273,830
Commercial:
Commercial real estate	64	—	64	651,373	651,437
Commercial and industrial	1,303	—	1,303	71,741	73,044
Consumer:
Home equity	430	514	944	123,999	124,943
Other	51	14	65	9,805	9,870
	$17,463	$9,417	$26,880	$7,552,545	$7,579,425

	September 30, 2018
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family:
Originated	$10,613	$5,025	$15,638	$3,968,362	$3,984,000
Correspondent purchased	3,846	458	4,304	2,536,913	2,541,217
Bulk purchased	3,521	3,063	6,584	288,386	294,970
Commercial:
Commercial real estate	76	—	76	501,932	502,008
Commercial and industrial	250	—	250	61,255	61,505
Consumer:
Home equity	472	521	993	128,351	129,344
Other	61	10	71	9,833	9,904
	$18,839	$9,077	$27,916	$7,495,032	$7,522,948

The recorded investment in mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of March 31, 2019 and September 30, 2018 was $3.1 million and $2.9 million, respectively, which is included in loans 90 or more days delinquent or in foreclosure in the table above.   The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure was $871 thousand at March 31, 2019 and $1.3 million at September 30, 2018.

The following table presents the recorded investment, by class, in loans classified as nonaccrual at the dates presented.

	March 31, 2019	September 30, 2018
	(Dollars in thousands)
One- to four-family:
Originated	$6,872	$6,503
Correspondent purchased	932	863
Bulk purchased	2,799	3,063
Commercial:
Commercial real estate	1,288	—
Commercial and industrial	—	—
Consumer:
Home equity	517	530
Other	20	10
	$12,428	$10,969

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

	March 31, 2019		September 30, 2018
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family:
Originated	$9,522	$19,247	$8,660	$22,409
Correspondent purchased	2,312	3,101	997	3,126
Bulk purchased	69	6,208	—	7,195
Commercial:
Commercial real estate	3,675	1,288	1,251	1,368
Commercial and industrial	1,641	—	1,126	—
Consumer:
Home equity	110	834	298	894
Other	15	3	—	10
	$17,344	$30,681	$12,332	$35,002

The following table shows the weighted average credit score and weighted average LTV for one- to four-family loans and consumer home equity loans at the dates presented. Borrower credit scores are intended to provide an indication as to the likelihood that a borrower will repay their debts. Credit scores are updated at least semiannually, with the last update in March 2019, from a nationally recognized consumer rating agency. The LTV ratios provide an estimate of the extent to which the Bank may incur a loss on any given loan that may go into foreclosure. The consumer - home equity LTV does not take into account the first lien position, if applicable.  The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

	March 31, 2019		September 30, 2018
	Credit Score	LTV	Credit Score	LTV
One- to four-family - originated	768	62%	767	63%
One- to four-family - correspondent	764	66	764	67
One- to four-family - bulk purchased	761	61	758	62
Consumer - home equity	754	21	750	22
	766	63	765	63

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

	For the Three Months Ended			For the Six Months Ended
	March 31, 2019			March 31, 2019
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
(Dollars in thousands)
One- to four-family:
Originated	—	$—	$—	1	$117	$117
Correspondent purchased	—	—	—	—	—	—
Bulk purchased	1	308	308	1	308	308
Commercial:
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer:
Home equity	—	—	—	—	—	—
Other	—	—	—	—	—	—
	1	$308	$308	2	$425	$425

	For the Three Months Ended			For the Six Months Ended
	March 31, 2018			March 31, 2018
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
(Dollars in thousands)
One- to four-family:
Originated	2	$93	$94	3	$167	$176
Correspondent purchased	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer:
Home equity	—	—	—	—	—	—
Other	—	—	—	—	—	—
	2	$93	$94	3	$167	$176

The following table provides information on TDRs that became delinquent during the periods presented within 12 months after being restructured.

	For the Three Months Ended				For the Six Months Ended
	March 31, 2019		March 31, 2018		March 31, 2019		March 31, 2018
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
One- to four-family:
Originated	1	$45	7	$434	1	$45	19	$1,254
Correspondent purchased	—	—	1	124	—	—	1	124
Bulk purchased	—	—	—	—	—	—	3	1,040
Commercial:
Commercial real estate	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer:
Home equity	—	—	—	—	—	—	4	133
Other	—	—	—	—	—	—	—	—
	1	$45	8	$558	1	$45	27	$2,551

Impaired loans - The following information pertains to impaired loans, by class, as of the dates presented. All impaired loans were individually evaluated for loss and all losses were charged-off, resulting in no related ACL for these loans.

	March 31, 2019		September 30, 2018
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal
	Investment	Balance	Investment	Balance
	(Dollars in thousands)
One- to four-family:
Originated	$15,299	$15,826	$18,857	$19,388
Correspondent purchased	2,170	2,274	2,668	2,768
Bulk purchased	5,131	5,849	6,011	6,976
Commercial:
Commercial real estate	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer:
Home equity	398	548	504	720
Other	—	30	—	25
	$22,998	$24,527	$28,040	$29,877

The following information pertains to impaired loans, by class, for the periods presented.

	For the Three Months Ended				For the Six Months Ended
	March 31, 2019		March 31, 2018		March 31, 2019		March 31, 2018
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
One- to four-family:
Originated	$15,928	$167	$25,398	$251	16,980	352	26,896	548
Correspondent purchased	2,177	23	3,362	31	2,251	45	3,530	64
Bulk purchased	5,230	43	6,319	42	5,453	86	6,761	95
Commercial:
Commercial real estate	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer:
Home equity	436	7	606	9	461	16	637	19
Other	—	—	—	—	—	—	—	—
	$23,771	$240	$35,685	$333	$25,145	$499	$37,824	$726

Allowance for Credit Losses - The following is a summary of ACL activity, by loan portfolio segment, for the periods presented, and the ending balance of ACL based on the Company's impairment methodology.

	For the Three Months Ended March 31, 2019
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,761	$1,748	$836	$5,345	$3,034	$179	$8,558
Charge-offs	(10)	—	—	(10)	—	(2)	(12)
Recoveries	2	—	17	19	25	29	73
Provision for credit losses	(580)	(356)	(51)	(987)	1,029	(42)	—
Ending balance	$2,173	$1,392	$802	$4,367	$4,088	$164	$8,619

	For the Six Months Ended March 31, 2019
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,953	$1,861	$925	$5,739	$2,556	$168	$8,463
Charge-offs	(30)	—	(26)	(56)	—	(12)	(68)
Recoveries	5	—	106	111	27	86	224
Provision for credit losses	(755)	(469)	(203)	(1,427)	1,505	(78)	—
Ending balance	$2,173	$1,392	$802	$4,367	$4,088	$164	$8,619

	For the Three Months Ended March 31, 2018
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$3,115	$1,902	$1,000	$6,017	$2,157	$196	$8,370
Charge-offs	(68)	(128)	—	(196)	—	(4)	(200)
Recoveries	17	—	196	213	—	7	220
Provision for credit losses	92	260	(196)	156	(119)	(37)	—
Ending balance	$3,156	$2,034	$1,000	$6,190	$2,038	$162	$8,390

	For the Six Months Ended March 31, 2018
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$3,173	$1,922	$1,000	$6,095	$2,112	$191	$8,398
Charge-offs	(71)	(128)	—	(199)	—	(35)	(234)
Recoveries	17	—	196	213	—	13	226
Provision for credit losses	37	240	(196)	81	(74)	(7)	—
Ending balance	$3,156	$2,034	$1,000	$6,190	$2,038	$162	$8,390

The following is a summary of the loan portfolio and related ACL balances, at the dates presented, by loan portfolio segment disaggregated by the Company's impairment method. There was no ACL for loans individually evaluated for impairment at either date as all losses were charged-off.

	March 31, 2019
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$3,926,057	$2,502,775	$268,699	$6,697,531	$724,481	$134,415	$7,556,427

Recorded investment in loans
individually evaluated for impairment	15,300	2,169	5,131	22,600	—	398	22,998
	$3,941,357	$2,504,944	$273,830	$6,720,131	$724,481	$134,813	$7,579,425

ACL for loans collectively
evaluated for impairment	$2,173	$1,392	$802	$4,367	$4,088	$164	$8,619

	September 30, 2018
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$3,965,143	$2,538,549	$288,959	$6,792,651	$563,513	$138,744	$7,494,908

Recorded investment in loans
individually evaluated for impairment	18,857	2,668	6,011	27,536	—	504	28,040
	$3,984,000	$2,541,217	$294,970	$6,820,187	$563,513	$139,248	$7,522,948

ACL for loans collectively
evaluated for impairment	$2,953	$1,861	$925	$5,739	$2,556	$168	$8,463

5. BORROWED FUNDS
FHLB Borrowings and Interest Rate Swaps - At March 31, 2019 and September 30, 2018, the Bank had interest rate swap agreements with a total notional amount of $640.0 million and $475.0 million, respectively, in order to hedge the variable cash flows associated with $640.0 million and $475.0 million, respectively, of adjustable-rate FHLB advances. At March 31, 2019 and September 30, 2018, the interest rate swap agreements had an average remaining term to maturity of 4.9 years and 5.8 years, respectively. The interest rate swaps were designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the interest rate swap agreements. At March 31, 2019, the interest rate swaps were in a loss position with a total fair value of $11.9 million, which was reported in accounts payable and accrued expenses on the consolidated balance sheet. At September 30, 2018, the interest rate swaps were in a gain position with a total fair value of $9.7 million, which was reported in other assets on the consolidated balance sheet. During the three months ended March 31, 2019, $100 thousand was reclassified from AOCI as a decrease to interest expense. During the six months ended March 31, 2019, $51 thousand was reclassified from AOCI as an increase to interest expense. During the three and six months ended March 31, 2018, $140 thousand and $414 thousand, respectively, were reclassified from AOCI as a decrease to interest expense. There was no hedge ineffectiveness recognized in the consolidated statements of income during either period. At March 31, 2019, the Company estimates that $888 thousand will be reclassified as an increase to interest expense during the next 12 months. The Bank has minimum collateral posting thresholds with its derivative counterparties and posts collateral on a daily basis. The Bank posted cash collateral of $13.4 million at March 31, 2019 and held cash collateral of $10.0 million at September 30, 2018.

Junior Subordinated Debentures and Trust Preferred Securities - In conjunction with the Capital City Bancshares, Inc. ("CCB") acquisition, the Company assumed $10.1 million of junior subordinated debentures relating to mandatorily redeemable capital trust preferred securities that were previously issued by CCB-sponsored trusts to third party investors. The proceeds from the trust preferred securities were invested in the related junior subordinated debentures issued by CCB. The junior subordinated debentures were redeemed during the six months ended March 31, 2019.

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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value. The majority of the securities within the AFS portfolio were issued by GSEs. The Company primarily uses prices obtained from third party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third party pricing service when determining the fair value of its securities during the six months ended March 31, 2019 or during fiscal year 2018. The Company's major security types, based on the nature and risks of the securities, are:

•
GSE Debentures - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for similar securities. (Level 2)

•
MBS - Estimated fair values are based on a discounted cash flow method. Cash flows are determined based on prepayment projections of the underlying mortgages and are discounted using current market yields for benchmark securities. (Level 2)

•
Municipal Bonds - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for securities with similar credit profiles. (Level 2)

Interest Rate Swaps - The Company's interest rate swaps are designated as cash flow hedges and are reported at fair value in other assets on the consolidated balance sheet if in a gain position, and in accounts payable and accrued expenses if in a loss position, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. See "Note 5. Borrowed Funds" for additional information. The estimated fair value of the interest rates swaps are obtained from the counterparty and are determined using a discounted cash flow analysis using observable market-based inputs. On a quarterly basis, management corroborates the estimated fair values by internally calculating the estimated fair value using a discounted cash flow analysis with independent observable market-based inputs from a third party. The Company did not make any adjustments to the estimated fair value during the six months ended March 31, 2019 or during fiscal year 2018. (Level 2)

The following tables provide the level of valuation assumption used to determine the carrying value of the Company's financial instruments measured at fair value on a recurring basis at the dates presented. The Company did not have any Level 3 financial instruments measured at fair value on a recurring basis at March 31, 2019 or September 30, 2018. The Company did not have any liabilities measured at fair value at September 30, 2018.

	March 31, 2019
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$474,844	$—	$474,844	$—
GSE debentures	267,741	—	267,741	—
Municipal bonds	4,143	—	4,143	—
	746,728	—	746,728	—
Interest rate swaps	—	—	—	—
	$746,728	$—	$746,728	$—

Liabilities:
Interest rate swaps	$11,907	$—	$11,907	$—

	September 30, 2018
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$445,090	$—	$445,090	$—
GSE debentures	265,398	—	265,398	—
Municipal bonds	4,126	—	4,126	—
	714,614	—	714,614	—
Interest rate swaps	9,685	—	9,685	—
	$724,299	$—	$724,299	$—

The following is a description of valuation methodologies used for significant financial instruments measured at fair value on a non-recurring basis.

Loans Receivable - The amount of loans individually evaluated for impairment on a non-recurring basis during the six months ended March 31, 2019 and 2018 that were still held in the portfolio as of March 31, 2019 and 2018 was $2.8 million and $4.6 million, respectively. All of these loans were secured by residential real estate and were individually evaluated to determine if the carrying value of the loan was in excess of the fair value of the collateral, less estimated selling costs of 10%. Fair values were estimated through current appraisals. Management does not adjust or apply a discount to the appraised value, except for the estimated sales cost noted above. The primary significant unobservable input for loans individually evaluated for impairment was the appraisal. Fair values of loans individually evaluated for impairment cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan and, as such, are classified as Level 3. Based on this evaluation, the Bank charged-off all loss amounts as of March 31, 2019 and 2018; therefore, the fair value was equal to the carrying value and there was no ACL related to these loans.

OREO - OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower of cost or fair value. The fair value for OREO is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value or listing price, except for the estimated sales costs noted above. The primary significant unobservable input for OREO was the appraisal or listing price. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property and, as such, are classified as Level 3. The fair value of OREO measured on a non-recurring basis during the six months ended March 31, 2019 and 2018 that was still held in the portfolio as of March 31, 2019 and 2018 was $582 thousand and $686 thousand, respectively. The carrying value of the properties equaled the fair value of the properties at March 31, 2019 and 2018.

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

The carrying amounts and estimated fair values of the Company's financial instruments by fair value hierarchy, at the dates presented, were as follows:

	March 31, 2019
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$218,051	$218,051	$218,051	$—	$—
AFS securities	746,728	746,728	—	746,728	—
HTM securities	527,460	526,099	—	526,099	—
Loans receivable	7,570,806	7,646,753	—	—	7,646,753
FHLB stock	102,631	102,631	102,631	—	—
Liabilities:
Deposits	5,701,111	5,696,333	2,778,862	2,917,471	—
FHLB borrowings	2,239,985	2,214,700	100,001	2,114,699	—
Other borrowings	100,000	98,843	—	98,843	—
Interest rate swaps	11,907	11,907	—	11,907	—

	September 30, 2018
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$139,055	$139,055	$139,055	$—	$—
AFS securities	714,614	714,614	—	714,614	—
HTM securities	612,318	601,071	—	601,071	—
Loans receivable	7,514,485	7,418,026	—	—	7,418,026
FHLB stock	99,726	99,726	99,726	—	—
Interest rate swaps	9,685	9,685	—	9,685	—
Liabilities:
Deposits	5,603,354	5,569,591	2,666,297	2,903,294	—
FHLB borrowings	2,174,981	2,145,477	100,000	2,045,477	—
Other borrowings	110,052	109,465	10,503	98,962	—

7. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following is a summary of changes in the components of AOCI, net of tax, for the periods presented.

	For the Three Months Ended March 31, 2019
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$537	$(2,414)	$(1,877)
Other comprehensive income (loss), before reclassifications	3,061	(6,500)	(3,439)
Amount reclassified from AOCI	—	(100)	(100)
Other comprehensive income (loss)	3,061	(6,600)	(3,539)
Ending balance	$3,598	$(9,014)	$(5,416)

	For the Six Months Ended March 31, 2019
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$(2,990)	$7,330	$4,340
Other comprehensive income (loss), before reclassifications	6,588	(16,395)	(9,807)
Amount reclassified from AOCI	—	51	51
Other comprehensive income (loss)	6,588	(16,344)	(9,756)
Ending balance	$3,598	$(9,014)	$(5,416)

	For the Three Months Ended March 31, 2018
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$2,124	$950	$3,074
Other comprehensive income (loss), before reclassifications	(1,898)	3,456	1,558
Amount reclassified from AOCI	—	(140)	(140)
Other comprehensive income (loss)	(1,898)	3,316	1,418
Reclassification of certain income tax effects related to adoption of ASU 2018-02	461	206	667
Ending balance	$687	$4,472	$5,159

	For the Six Months Ended March 31, 2018
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$3,290	$(372)	$2,918
Other comprehensive income (loss), before reclassifications	(3,064)	5,052	1,988
Amount reclassified from AOCI	—	(414)	(414)
Other comprehensive income (loss)	(3,064)	4,638	1,574
Reclassification of certain income tax effects related to adoption of ASU 2018-02	461	206	667
Ending balance	$687	$4,472	$5,159

8. REVENUE RECOGNITION
On October 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, and all subsequent ASUs that modified the principles for recognizing revenue. The Company's primary sources of revenue consist of net interest income on financial assets and liabilities, which are not within the scope of the amended ASU. In addition, certain non-interest income revenue streams, such as loan servicing fees, derivatives, and BOLI, are not in-scope of the amended ASU. Based on an assessment of non-interest income revenue streams and a review of the related contracts with customers, the Company concluded the amended ASU did not significantly change the Company's revenue recognition methods. The Company elected to implement the amended ASU using the modified retrospective application with a cumulative adjustment, which increased opening retained earnings at October 1, 2018 by $394 thousand related to contracts that were not complete upon adoption. The amount was related to the change in the recognition of revenue related to certain insurance commissions.

Details of the Company's primary types of non-interest income revenue streams by financial statement line reported in the consolidated statements of income that are within the scope of the amended ASU and ASC Topic 606 are below. During the current year six month period, revenue from contracts with customers totaled $8.1 million.

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

In order to participate in the card payment networks, the Company must pay various transaction related costs established by the networks ("interchange network charges"), including membership fees and a per unit charge for each transaction. The Company determined it is acting as an agent for its debit card customers when they are utilizing the card payment networks; therefore, upon adoption of the amended ASU, interchange transaction fee income is reported net of interchange network charges. Previously, interchange network charges were reported in deposit and loan expense. Interchange network charges totaled $1.7 million and $1.5 million for the six months ended March 31, 2019 and 2018, respectively.

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

Insurance Commissions - Commissions are received on insurance product sales. The Company acts in the capacity of an agent between the Company's customer and the insurance carrier. The Company's performance obligation is satisfied when the terms of the policy have been agreed upon and the insurance policy becomes effective. Additionally, the Company earns performance-based incentives ("contingent insurance commissions") based on certain criteria established by the insurance carriers. Upon adoption of the amended ASU, contingent insurance commissions are accrued based upon management's expectations. Previously, contingent insurance commissions were recognized when the funds were received.

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

The Company provides a full range of banking services through the Bank, which is a wholly-owned subsidiary of the Company, headquartered in Topeka, Kansas. The Bank has 44 traditional and 10 in-store banking offices serving primarily the metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia and Salina, Kansas and portions of the Kansas City metropolitan area. We have been, and intend to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve.

During April 2019, the Bank completed the integration of the operations of Capital City Bank into the Bank's operations. The Company completed its acquisition of Capital City Bank and its parent company, CCB, on August 31, 2018. The acquisition of Capital City Bank, a commercial bank with $450 million in assets, allows us to advance our commercial banking strategy through enhanced commercial deposit and lending products while managing to stay under $10 billion in assets. The acquisition allows the Bank to compete for commercial banking business through a wide variety of commercial deposit services and expanded commercial lending products, as well as trust and brokerage services. A few of the potential benefits of expanding the commercial banking business include the following:

•	the ability to reinvest correspondent loan repayments into higher yielding commercial loans;

•	the ability to reduce the cost of funds by replacing FHLB borrowings and wholesale deposits with lower-costing commercial deposits;

•	the ability to reduce the Bank's loans-to-deposits ratio as a result of an increase in commercial deposits;

•	the ability to diversify the Bank's revenue streams and increase cross-selling opportunities by leveraging access to new products for existing customers and expanding our new customer base; and

•	the ability to increase earnings through a remix of assets, diversified revenue sources and lower cost funding.

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

Local economic conditions have a significant impact on the ability of borrowers to repay loans and the value of the collateral securing these loans. The industries in the Bank's local market areas, where the properties securing approximately 66% of the Bank's one- to four-family loans are located, are diversified, especially in the Kansas City metropolitan statistical area, which comprises the largest segment of our one- to four-family loan portfolio and deposit base. As of March 2019, the unemployment rate was 3.5% for Kansas and 3.3% for Missouri, compared to the national average of 3.8%, based on information from the Bureau of Labor Statistics. The Kansas City market area has an average household income of approximately $87 thousand per annum, based on 2018 estimates from Claritas Pop-Facts Premier. The average household income in our combined local market areas is approximately $81 thousand per annum, with 91% of the population at or above the poverty level, based on 2018 estimates from Claritas Pop-Facts Premier. The Federal Housing Finance Agency price index for Kansas and Missouri continues to indicate relative stability in property values in our local market areas. Management also monitors broad industry and economic indicators and trends in the states and/or metropolitan statistical areas with the highest concentrations of correspondent purchased loans and commercial real estate loans.

For the quarter ended March 31, 2019, the Company recognized net income of $24.6 million, or $0.18 per share, compared to net income of $23.3 million, or $0.17 per share for the quarter ended March 31, 2018. The $1.2 million increase in net income was due primarily to an increase in net interest income and a decrease in income tax expense, partially offset by an increase in non-interest expense.

For the six month period ended March 31, 2019, the Company recognized net income of $48.9 million, or $0.36 per share, a decrease of $6.2 million, or 11.3%, from the six month period ended March 31, 2018. The decrease in net income was due primarily to the prior year six month period including the impact of the enactment of the Tax Cuts and Jobs Act (the "Tax Act"), as well as an increase in non-interest expense during the current year six month period. These changes were partially offset by an increase in net interest income due primarily to the higher yielding loans added in the CCB acquisition. The Tax Act reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. In accordance with GAAP, the Company revalued its deferred tax assets and liabilities in December 2017 to account for the lower corporate income tax rate. The revaluation reduced income tax expense by $7.5 million.

The net interest margin increased 45 basis points, from 1.85% for the prior year six month period to 2.30% for the current year six month period. When the leverage strategy is in place, it reduces the net interest margin due to the amount of earnings from the transaction in comparison to the size of the transaction. The leverage strategy was suspended at certain times during the current year six month period due to the negative interest rate spreads between the related FHLB borrowings and cash held at the FRB of Kansas City, making the transaction unprofitable. Excluding the effects of the leverage strategy, the net interest margin would have increased 11 basis points, from 2.22% for the prior year six month period to 2.33% for the current year six month period. The increase in the net interest margin, excluding the effects of the leverage strategy, was due mainly to the addition of higher yielding commercial loans in the CCB acquisition.

The loans receivable portfolio, net, totaled $7.57 billion at March 31, 2019 compared to $7.51 billion at September 30, 2018. During the current year six month period, the Bank originated and refinanced $268.8 million of one- to four-family and consumer loans with a weighted average rate of 4.63% and purchased $88.9 million of one- to four-family loans from correspondent lenders with a weighted average rate of 4.32%. The Bank also originated $122.7 million of commercial loans with a weighted average rate of 4.94% and entered into commercial real estate loan participations totaling $72.6 million, of which $37.9 million had not yet been funded as of March 31, 2019, at a weighted average rate of 5.44%.

The Bank is continuing to manage the size and mix of its loan portfolio, while managing liquidity levels as measured by the ratio of securities and cash to total assets, to a target level of approximately 15%.  The ratio of securities and cash to total assets was 15.7% at March 31, 2019. Management intends to continue to manage the size and mix of the loan portfolio by utilizing cash flows from the correspondent one- to four-family loan portfolio to fund commercial loan growth. Given the balance of total assets, it is unlikely that net loan growth will substantially increase in the current environment. Generally, over the past few years, cash flows from the securities portfolio have been used primarily to purchase loans and in part to pay down FHLB advances. By moving cash from lower yielding assets to higher yielding assets and repaying higher costing liabilities, we have been able to maintain our net interest margin.  In addition to the repayment of securities, the Bank has emphasized growth in the deposit portfolio in part to pay down term borrowings.

At times, the Bank has utilized a leverage strategy to increase earnings. The leverage strategy during the current year six month period involved borrowing up to $2.10 billion either on the Bank's FHLB line of credit or by entering into short-term FHLB advances, depending on the rates offered by FHLB. The borrowings were repaid prior to quarter end, or earlier if the strategy was suspended. The proceeds from the borrowings, net of the required FHLB stock holdings which yielded 7.3% during the current year six month period, were deposited at the FRB of Kansas City. Net income attributable to the leverage strategy is largely derived from the dividends received on FHLB stock holdings, plus the net interest rate spread between the yield on the cash at the FRB of Kansas City and the rate paid on the related FHLB borrowings, less applicable federal insurance premiums and estimated taxes. Net income attributable to the leverage strategy was $14 thousand during the current year six month period, compared to $1.5 million during the prior year six month period. The decrease was due mainly to the strategy being suspended for the majority of the current year six month period due to the large negative interest rate spread making the strategy unprofitable. Management continues to monitor the net interest rate spread and overall profitability of the strategy. It is expected that the strategy will be reimplemented if it reaches a position that is profitable.

Stockholders' equity was $1.36 billion at March 31, 2019 compared to $1.39 billion at September 30, 2018. The $35.6 million decrease was due primarily to the payment of $77.1 million in cash dividends, partially offset by net income of $48.9 million. In the long run, management considers a ratio of stockholders' equity to total assets at the Bank of at least 10% an appropriate level of capital. At March 31, 2019, this ratio was 12.8%.

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

Financial Condition
The following table presents selected balance sheet information as of the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
	2019	2018	2018	2018	2018
	(Dollars in thousands)
Total assets	$9,534,551	$9,303,782	$9,449,547	$9,048,737	$9,116,461
Cash and cash equivalents	218,051	81,713	139,055	182,078	140,580
AFS securities	746,728	668,487	714,614	555,361	559,146
HTM securities	527,460	568,838	612,318	664,522	716,372
Loans receivable, net	7,570,806	7,525,780	7,514,485	7,239,384	7,200,663
FHLB stock, at cost	102,631	100,521	99,726	100,694	195,626
Deposits	5,701,111	5,557,864	5,603,354	5,323,083	5,354,193
Borrowings	2,339,985	2,281,169	2,285,033	2,274,816	2,274,478
Stockholders' equity	1,355,983	1,345,913	1,391,622	1,341,325	1,364,740
Equity to total assets at end of period	14.2%	14.5%	14.7%	14.8%	15.0%

Loans Receivable. The following table presents the balance and weighted average rate of our loan portfolio as of the dates indicated. Approximately 64% of the loans in the one- to four-family loan portfolio at March 31, 2019 had a balance of $484 thousand or less at the time of origination.

	March 31, 2019		September 30, 2018
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
One- to four-family:
Originated	$3,922,565	3.78%	$3,965,692	3.74%
Correspondent purchased	2,470,619	3.63	2,505,987	3.59
Bulk purchased	272,575	2.77	293,607	2.60
Construction	33,525	4.38	33,149	4.03
Total	6,699,284	3.68	6,798,435	3.64
Commercial:
Commercial real estate	547,202	4.48	426,243	4.33
Commercial and industrial	73,852	5.25	62,869	5.00
Construction	108,649	4.76	80,498	4.59
Total	729,703	4.60	569,610	4.44
Consumer loans:
Home equity	125,176	6.38	129,588	5.97
Other	9,913	4.52	10,012	4.59
Total	135,089	6.24	139,600	5.87
Total loans receivable	7,564,076	3.82	7,507,645	3.74

Less:
ACL	8,619		8,463
Discounts/unearned loan fees	32,582		33,933
Premiums/deferred costs	(47,931)		(49,236)
Total loans receivable, net	$7,570,806		$7,514,485

Loan Activity - The following table summarizes activity in the loan portfolio, along with weighted average rates where applicable, for the periods indicated, excluding changes in ACL, discounts/unearned loan fees, and premiums/deferred costs. Loans that were paid-off as a result of refinances and loans that were sold are included in repayments. Loan endorsements are not included in the activity in the following table because a new loan is not generated at the time of the endorsement. The endorsed balance and rate are included in the ending loan portfolio balance and rate. Commercial loan renewals are not included in the activity in the following table unless new funds are disbursed at the time of renewal.

	For the Three Months Ended
	March 31, 2019		December 31, 2018		September 30, 2018		June 30, 2018
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$7,518,887	3.78%	$7,507,645	3.74%	$7,226,169	3.66%	$7,187,742	3.63%
Originated and refinanced:
Fixed	78,678	4.58	116,032	4.59	117,904	4.44	143,059	4.21
Adjustable	123,006	4.80	73,711	4.98	56,996	4.55	54,385	4.42
Purchased and participations:
Fixed	35,387	5.46	72,140	4.60	80,138	4.40	78,650	4.04
Adjustable	11,331	4.01	42,651	4.88	20,105	3.92	30,017	3.49
Loans added in CCB acquisition, net	—	—	—	—	299,659	4.77	—	—
Change in undisbursed loan funds	30,500		(25,315)		(8,104)		19,808
Repayments	(233,625)		(267,469)		(284,927)		(286,923)
Principal recoveries (charge-offs), net	61		95		119		(46)
Other	(149)		(603)		(414)		(523)
Ending balance	$7,564,076	3.82	$7,518,887	3.78	$7,507,645	3.74	$7,226,169	3.66

	For the Six Months Ended
	March 31, 2019		March 31, 2018
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$7,507,645	3.74%	$7,182,751	3.61%
Originations and refinances:
Fixed	194,710	4.58	186,927	3.74
Adjustable	196,717	4.87	74,114	4.27
Purchases and participations:
Fixed	107,527	4.88	205,720	3.80
Adjustable	53,982	4.70	112,751	3.76
Change in undisbursed loan funds	5,185		(42,708)
Repayments	(501,094)		(530,774)
Principal recoveries (charge-offs), net	156		(8)
Other	(752)		(1,031)
Ending balance	$7,564,076	3.82	$7,187,742	3.63

The following table presents loan origination, refinance, and purchase activity for the periods indicated, excluding endorsement activity, along with associated weighted average rates and percent of total. Commercial loan renewals are not included in the activity in the following table except to the extent new funds are disbursed at the time of renewal. Loan originations, purchases, and refinances are reported together. The fixed-rate one- to four-family loans less than or equal to 15 years have an original maturity at origination of less than or equal to 15 years, while fixed-rate one- to four-family loans greater than 15 years have an original maturity at origination of greater than 15 years. The adjustable-rate one- to four-family loans less than or equal to 36 months have a term to first reset of less than or equal to 36 months at origination, and adjustable-rate one- to four-family loans greater than 36 months have a term to first reset of greater than 36 months at origination.

	For the Three Months Ended
	March 31, 2019			March 31, 2018
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family:
<= 15 years	$13,873	4.25%	5.5%	$41,484	3.29%	14.6%
> 15 years	66,993	4.45	27.0	116,571	3.92	41.2
One- to four-family construction	11,801	4.56	4.8	5,835	3.84	2.1
Commercial:
Commercial real estate	15,027	7.23	6.0	156	5.50	0.1
Commercial and industrial	3,956	5.29	1.6	—	—	—
Commercial construction	—	—	—	33,101	4.13	11.7
Home equity	1,189	5.83	0.5	669	6.03	0.2
Other	1,226	4.67	0.5	164	7.58	0.1
Total fixed-rate	114,065	4.85	45.9	197,980	3.83	70.0

Adjustable-rate:
One- to four-family:
<= 36 months	2,459	3.83	1.0	1,776	2.87	0.6
> 36 months	30,068	4.03	12.1	38,723	3.20	13.7
One- to four-family construction	3,467	3.87	1.4	3,923	3.48	1.4
Commercial:
Commercial real estate	72,879	4.69	29.3	—	—	—
Commercial and industrial	11,615	5.35	4.7	—	—	—
Commercial construction	—	—	—	23,893	4.10	8.5
Home equity	13,450	6.42	5.4	15,793	5.53	5.6
Other	399	3.50	0.2	566	3.52	0.2
Total adjustable-rate	134,337	4.73	54.1	84,674	3.90	30.0

Total originated, refinanced and purchased	$248,402	4.79	100.0%	$282,654	3.85	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$24,611	4.35		$86,938	3.74
Participations - commercial	10,776	8.00		33,217	4.13
Total fixed-rate purchased/participations	35,387	5.46		120,155	3.85

Adjustable-rate:
Correspondent - one- to four-family	11,331	4.01		24,169	3.12
Participations - commercial	—	—		23,893	4.10
Total adjustable-rate purchased/participations	11,331	4.01		48,062	3.61
Total purchased/participation loans	$46,718	5.11		$168,217	3.78

	For the Six Months Ended
	March 31, 2019			March 31, 2018
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family:
<= 15 years	$36,928	4.21%	6.7%	$77,219	3.23%	13.3%
> 15 years	173,127	4.53	31.3	260,520	3.86	45.0
One- to four-family construction	28,279	4.53	5.1	14,973	3.75	2.6
Commercial:
Commercial real estate	22,829	6.40	4.1	4,948	4.17	0.9
Commercial and industrial	6,358	5.31	1.2	—	—	—
Commercial construction	29,919	4.78	5.4	33,101	4.13	5.7
Home equity	2,383	6.16	0.4	1,619	5.98	0.3
Other	2,414	4.68	0.5	267	8.27	—
Total fixed-rate	302,237	4.69	54.7	392,647	3.77	67.8

Adjustable-rate:
One- to four-family:
<= 36 months	7,687	3.76	1.4	2,543	2.84	0.4
> 36 months	63,147	4.03	11.4	70,657	3.17	12.1
One- to four-family construction	11,712	4.23	2.1	7,959	3.39	1.4
Commercial:
Commercial real estate	93,583	4.79	16.9	—	—	—
Commercial and industrial	13,950	5.46	2.5	—	—	—
Commercial construction	28,650	5.35	5.2	69,543	4.16	12.0
Home equity	30,876	6.36	5.6	34,619	5.41	6.0
Other	1,094	3.15	0.2	1,544	3.69	0.3
Total adjustable-rate	250,699	4.83	45.3	186,865	3.96	32.2

Total originated, refinanced and purchased	$552,936	4.75	100.0%	$579,512	3.83	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$63,550	4.46		$167,711	3.72
Participations - commercial	43,977	5.49		38,009	4.13
Total fixed-rate purchased/participations	107,527	4.88		205,720	3.80

Adjustable-rate:
Correspondent - one- to four-family	25,332	3.97		43,208	3.11
Participations - commercial	28,650	5.35		69,543	4.16
Total adjustable-rate purchased/participations	53,982	4.70		112,751	3.76
Total purchased/participation loans	$161,509	4.82		$318,471	3.79

One- to Four-Family Loans - The following table presents, for our portfolio of one- to four-family loans, the amount, percent of total, weighted average credit score, weighted average LTV ratio, and average balance per loan as of the dates presented. Credit scores are updated at least semiannually, with the latest update in March 2019, from a nationally recognized consumer rating agency. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

	March 31, 2019					September 30, 2018
		% of	Credit		Average		% of	Credit		Average
	Amount	Total	Score	LTV	Balance	Amount	Total	Score	LTV	Balance
	(Dollars in thousands)
Originated	$3,922,565	58.8%	768	62%	$138	$3,965,692	58.6%	767	62%	$138
Correspondent purchased	2,470,619	37.1	764	66	375	2,505,987	37.1	764	67	378
Bulk purchased	272,575	4.1	761	61	303	293,607	4.3	758	62	304
	$6,665,759	100.0%	766	64	186	$6,765,286	100.0%	765	64	186

The following table presents originated, refinanced, and correspondent purchased activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average LTVs and weighted average credit scores for the periods indicated. Of the loans originated during the current quarter and current year six month period, $9.5 million and $24.9 million, respectively, were refinanced from other lenders. Of the loans originated and refinanced during the current year six month period, 76% had loan values of $484 thousand or less. Of the correspondent loans purchased during the current year six month period, 31% had loan values of $484 thousand or less.

	For the Three Months Ended
	March 31, 2019			March 31, 2018
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$83,101	77%	755	$80,216	76%	760
Refinanced by Bank customers	9,618	67	749	16,989	70	751
Correspondent purchased	35,942	74	761	111,107	72	764
	$128,661	76	756	$208,312	74	761

	For the Six Months Ended
	March 31, 2019			March 31, 2018
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$209,426	77%	755	$181,636	77%	762
Refinanced by Bank customers	22,572	67	746	41,316	67	753
Correspondent purchased	88,882	74	762	210,919	74	765
	$320,880	75	756	$433,871	74	763

The following table presents the amount, percent of total, and weighted average rate, by state, of one- to four-family loan originations and correspondent purchases where originations and purchases in the state exceeded five percent of the total amount originated and purchased during the six month period ended March 31, 2019.

	For the Three Months Ended			For the Six Months Ended
	March 31, 2019			March 31, 2019
State	Amount	% of Total	Rate	Amount	% of Total	Rate
	(Dollars in thousands)
Kansas	$81,867	63.6%	4.34%	$203,627	63.4%	4.39%
Missouri	17,106	13.3	4.34	49,314	15.4	4.40
Texas	21,913	17.0	4.14	39,434	12.3	4.18
Other states	7,775	6.1	4.44	28,505	8.9	4.38
	$128,661	100.0%	4.31	$320,880	100.0%	4.37

One- to Four-Family Loan Commitments - The following table summarizes our one- to four-family loan origination and refinance commitments and one- to four-family correspondent loan purchase commitments as of March 31, 2019, along with associated weighted average rates. Loan commitments generally have fixed expiration dates or other termination clauses and may require the payment of a rate lock fee. It is expected that some of the loan commitments will expire unfunded, so the amounts reflected in the table below are not necessarily indicative of future cash needs.

	Fixed-Rate
	15 years	More than	Adjustable-	Total
	or less	15 years	Rate	Amount	Rate
	(Dollars in thousands)
Originate/refinance	$6,346	$27,123	$15,135	$48,604	4.07%
Correspondent	805	45,730	5,475	52,010	4.51
	$7,151	$72,853	$20,610	$100,614	4.30

Rate	3.86%	4.48%	3.81%

Commercial Loans - During the current year six month period, the Bank originated $122.7 million of commercial loans and entered into commercial real estate loan participations totaling $72.6 million, which included $58.6 million of commercial real estate construction loans. The majority of the $58.6 million of commercial real estate construction loans had not yet been funded as of March 31, 2019. During the current year six month period, the Bank funded $62.1 million of commercial real estate construction participation loans.

The following table presents the Bank's commercial real estate loans and loan commitments by industry classification, as defined by the North American Industry Classification System, as of March 31, 2019. Based on the terms of the construction loans as of March 31, 2019, of the $156.8 million of undisbursed amounts in the table, which does not include outstanding commitments, $40.4 million is projected to be disbursed by June 30, 2019, and an additional $80.9 million is projected to be disbursed by March 31, 2020. It is possible that not all of the funds will be disbursed due to the nature of the funding of construction projects. Included in the gross loan amounts in the table, which does not include outstanding commitments, are fixed-rate loans totaling $439.0 million at a weighted average rate of 4.37% and adjustable-rate loans totaling $373.6 million at a weighted average rate of 4.91%. The weighted average rate of fixed-rate loans is lower than that of adjustable-rate loans due primarily to the majority of the fixed-rate loans in the portfolio at March 31, 2019 having shorter terms to maturity.

	Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Principal	Amount	Amount	Commitments	Total	Total
	(Dollars in thousands)
Health care and social assistance	$194,571	$54,405	$248,976	$—	$248,976	30.4%
Real estate rental and leasing	144,881	43,160	188,041	40	188,081	23.0
Accommodation and food services	158,439	27,006	185,445	—	185,445	22.7
Multi-family	41,538	28,848	70,386	184	70,570	8.6
Retail trade	38,872	2,092	40,964	5,900	46,864	5.7
Arts, entertainment, and recreation	35,568	—	35,568	—	35,568	4.3
Other	41,982	1,257	43,239	—	43,239	5.3
	$655,851	$156,768	$812,619	$6,124	$818,743	100.0%

Weighted average rate	4.53%	5.01%	4.62%	5.13%	4.63%

The following table summarizes the Bank's commercial real estate loans and loan commitments by state as of March 31, 2019.

	Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Principal	Amount	Amount	Commitments	Total	Total
	(Dollars in thousands)
Kansas	$251,540	$18,188	$269,728	$164	$269,892	33.0%
Missouri	184,615	52,014	236,629	60	236,689	28.9
Texas	148,354	56,981	205,335	5,900	211,235	25.8
Nebraska	22,295	11,604	33,899	—	33,899	4.1
Kentucky	9,167	16,392	25,559	—	25,559	3.1
Colorado	9,046	—	9,046	—	9,046	1.1
Other	30,834	1,589	32,423	—	32,423	4.0
	$655,851	$156,768	$812,619	$6,124	$818,743	100.0%

The following table presents the Bank's commercial and industrial loans and loan commitments by business purpose, as of March 31, 2019.

	Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Principal	Amount	Amount	Commitments	Total	Total
	(Dollars in thousands)
Working capital	$46,768	$17,001	$63,769	$7,819	$71,588	70.5%
Equipment	17,409	931	18,340	895	19,235	18.9
Small Business Administration	4,187	353	4,540	—	4,540	4.5
Auto lease	3,589	309	3,898	—	3,898	3.8
Other	1,899	399	2,298	—	2,298	2.3
	$73,852	$18,993	$92,845	$8,714	$101,559	100.0%

The following table presents the Bank's commercial loan portfolio and outstanding loan commitments, categorized by gross loan amount (unpaid principal plus undisbursed amounts) or outstanding loan commitment amount, as of March 31, 2019.

Amount
(Dollars in thousands)
Greater than $30 million	$186,298
>$15 to $30 million	242,096
>$10 to $15 million	59,429
>$5 to $10 million	94,324
$1 to $5 million	188,600
Less than $1 million	149,555
$920,302

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

Delinquent and non-performing loans and OREO - The following table presents the Company's 30 to 89 day delinquent loans at the dates indicated. Of the loans 30 to 89 days delinquent at March 31, 2019, approximately 67% were 59 days or less delinquent.

	Loans Delinquent for 30 to 89 Days at:
	March 31,		December 31,		September 30,		June 30,		March 31,
	2019		2018		2018		2018		2018
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	79	$8,694	118	$9,765	129	$10,647	104	$7,639	106	$8,476
Correspondent purchased	13	4,133	10	1,969	18	3,803	6	1,757	5	744
Bulk purchased	13	2,722	15	2,780	15	3,502	16	3,773	17	4,182
Commercial	13	1,361	2	64	6	322	1	40	—	—
Consumer	37	481	42	744	38	533	30	363	24	356
	155	$17,391	187	$15,322	206	$18,807	157	$13,572	152	$13,758

Loans 30 to 89 days delinquent
to total loans receivable, net		0.23%		0.20%		0.25%		0.19%		0.19%

The table below presents the Company's non-performing loans and OREO at the dates indicated. Non-performing loans are loans that are 90 or more days delinquent or in foreclosure and other loans required to be reported as nonaccrual pursuant to accounting and/or regulatory reporting requirements, even if the loans are current. At all dates presented, there were no loans 90 or more days delinquent that were still accruing interest. Non-performing assets include non-performing loans and OREO. OREO primarily includes assets acquired in settlement of loans. Over the past 12 months, one- to four-family OREO properties acquired in settlement of one- to four-family loans were owned by the Bank, on average, for approximately four months before the properties were sold.

	Non-Performing Loans and OREO at:
	March 31,		December 31,		September 30,		June 30,		March 31,
	2019		2018		2018		2018		2018
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	67	$5,172	69	$5,301	67	$5,040	64	$5,043	67	$6,434
Correspondent purchased	3	918	5	1,093	1	449	4	863	4	1,151
Bulk purchased	10	2,782	10	3,137	11	3,045	8	2,597	12	3,325
Commercial	—	—	—	—	—	—	—	—	—	—
Consumer	27	567	28	513	30	569	27	425	28	428
	107	9,439	112	10,044	109	9,103	103	8,928	111	11,338

Loans 90 or more days delinquent or in foreclosure
as a percentage of total loans		0.12%		0.13%		0.12%		0.12%		0.16%

Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	18	$1,761	17	$1,584	19	$1,482	24	$2,469	27	$2,961
Correspondent purchased	—	—	1	298	2	396	1	95	—	—
Bulk purchased	—	—	—	—	—	—	1	340	1	342
Commercial	2	1,712	2	1,776	—	—	—	—	—	—
Consumer	3	14	3	13	2	9	4	68	3	55
	23	3,487	23	3,671	23	1,887	30	2,972	31	3,358
Total non-performing loans	130	12,926	135	13,715	132	10,990	133	11,900	142	14,696

Non-performing loans as a percentage of total loans		0.17%		0.18%		0.15%		0.16%		0.20%

OREO:
One- to four-family:
Originated(2)	5	$549	4	$588	8	$843	4	$208	2	$232
Bulk purchased	1	322	1	322	1	454	2	689	1	454
Commercial	1	600	1	600	1	600	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
	7	1,471	6	1,510	10	1,897	6	897	3	686
Total non-performing assets	137	$14,397	141	$15,225	142	$12,887	139	$12,797	145	$15,382

Non-performing assets as a percentage of total assets		0.15%		0.16%		0.14%		0.14%		0.17%

(1)	Includes loans required to be reported as nonaccrual pursuant to accounting and/or regulatory reporting requirements even if the loans are current.

(2)	Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

The following table presents the states where the properties securing one percent or more of the total amount of our one- to four-family loans are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at March 31, 2019. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. At March 31, 2019, potential losses, after taking into consideration anticipated private mortgage insurance proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,589,476	53.8%	$8,398	54.0%	$4,420	49.8%	65%
Missouri	1,211,486	18.2	2,672	17.2	1,918	21.6	62
Texas	747,758	11.2	703	4.5	520	5.9	46
Tennessee	225,852	3.4	—	—	—	—	n/a
California	187,347	2.8	—	—	—	—	n/a
Pennsylvania	104,950	1.6	514	3.3	—	—	n/a
Georgia	92,203	1.4	—	—	383	4.3	42
Alabama	89,844	1.3	425	2.7	—	—	n/a
Other states	416,843	6.3	2,837	18.3	1,631	18.4	60
	$6,665,759	100.0%	$15,549	100.0%	$8,872	100.0%	61

Allowance for credit losses and Provision for credit losses - Management maintains an ACL to absorb inherent losses in the loan portfolio based on quarterly assessments of the loan portfolio. The ACL is maintained through provisions for credit losses which are either charged to or credited to income. Each quarter, we prepare a formula analysis model which segregates the loan portfolio into categories based on certain risk characteristics.   Historical loss factors and qualitative factors are applied to each loan category in the formula analysis model.  The factors are reviewed by management quarterly to assess whether the factors adequately cover probable and estimable losses inherent in the loan portfolio.  The historical loss factors and qualitative factors continue to improve for our one- to four-family portfolio.  To the extent the commercial loan portfolio continues to grow and the inherent loss factors remain relatively constant, the related ACL amounts are expected to increase as well.  In addition to the formula analysis model, management considers several other internal and external data elements when evaluating the overall adequacy of the ACL. Management considers the overall ACL to be adequate for the loan portfolio at March 31, 2019.

See "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Allowance for Credit Losses" and "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018 for a full discussion of our ACL methodology. See "Note 4. Loans Receivable and Allowance for Credit Losses" for additional information on the ACL.

The Bank did not record a provision for credit losses during the six month period ended March 31, 2019. Based on management's assessment of the ACL formula analysis model and several other factors, management determined that no provision for credit losses was necessary. Net recoveries were $156 thousand during the current year six month period. At March 31, 2019, loans 30 to 89 days delinquent were 0.23% of total loans and loans 90 or more days delinquent or in foreclosure were 0.12% of total loans. At September 30, 2018, loans 30 to 89 days delinquent were 0.25% of total loans and loans 90 or more days delinquent or in foreclosure were 0.12% of total loans.

The distribution of our ACL at the dates indicated is summarized below.

	At
	March 31, 2019				September 30, 2018
		% of ACL		% of		% of ACL		% of
	Amount	to Total	Total	Loans to	Amount	to Total	Total	Loans to
	of ACL	ACL	Loans	Total Loans	of ACL	ACL	Loans	Total Loans
	(Dollars in thousands)
One- to four-family:
Originated	$2,157	25.0%	$3,922,565	51.9%	$2,933	34.7%	$3,965,692	52.8%
Correspondent purchased	1,392	16.2	2,470,619	32.7	1,861	22.0	2,505,987	33.4
Bulk purchased	802	9.3	272,575	3.6	925	10.9	293,607	3.9
Construction	16	0.2	33,525	0.4	20	0.2	33,149	0.4
Total	4,367	50.7	6,699,284	88.6	5,739	67.8	6,798,435	90.5
Commercial:
Commercial real estate	2,783	32.3	547,202	7.2	1,801	21.3	426,243	5.7
Commercial and industrial	224	2.6	73,852	1.0	21	0.2	62,869	0.8
Construction	1,081	12.5	108,649	1.4	734	8.7	80,498	1.1
Total	4,088	47.4	729,703	9.6	2,556	30.2	569,610	7.6
Consumer loans:
Home equity	104	1.2	125,176	1.7	129	1.5	129,588	1.8
Other consumer	60	0.7	9,913	0.1	39	0.5	10,012	0.1
Total consumer loans	164	1.9	135,089	1.8	168	2.0	139,600	1.9
	$8,619	100.0%	$7,564,076	100.0%	$8,463	100.0%	$7,507,645	100.0%
Loans added in the CCB acquisition are included in the table above. The majority of these loans were not deemed purchased credit impaired ("PCI") as of the acquisition date ("non-PCI loans"). The net purchase discounts associated with non-PCI loans were compared to the amount of hypothetical ACL estimated for these loans at March 31, 2019. See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Allowance for Credit Losses" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018 for additional information regarding management's estimation of the hypothetical ACL for non-PCI loans. As a result of this analysis, management determined the net purchase discounts were sufficient and no ACL was required on those loans at March 31, 2019.

The following tables present ACL activity and related ratios at the dates and for the periods indicated. See "Note 4 - Loans Receivable and Allowance for Credit Losses" for additional information related to ACL activity by specific loan categories.

	For the Three Months Ended
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(Dollars in thousands)
ACL beginning balance	$8,558	$8,463	$8,344	$8,390	$8,370
Charge-offs	(12)	(56)	(14)	(54)	(200)
Recoveries	73	151	133	8	220
Provision for credit losses	—	—	—	—	—
ACL ending balance	$8,619	$8,558	$8,463	$8,344	$8,390

ACL to loans receivable, net at end of period	0.11%	0.11%	0.11%	0.12%	0.12%
ACL to non-performing loans at end of period	66.68	62.40	77.01	70.12	57.09
Ratio of net charge-offs (recoveries) during the
period to average loans outstanding	—	—	—	—	—
Ratio of net charge-offs (recoveries) during the
period to average non-performing assets	(0.41)	(0.68)	(0.93)	0.33	(0.13)
ACL to net charge-offs (annualized)	N/M(1)	N/M(1)	N/M(1)	45.3x	N/M(1)

	For the Six Months Ended
	March 31, 2019	March 31, 2018
	(Dollars in thousands)
ACL beginning balance	$8,463	$8,398
Charge-offs	(68)	(234)
Recoveries	224	226
Provision for credit losses	—	—
ACL ending balance	$8,619	$8,390

Ratio of net charge-offs during the period to
average loans outstanding during the period	—%	—%
Ratio of net charge-offs during the period to
average non-performing assets during the period	(1.14)	0.04
ACL to net charge-offs (annualized)	N/M(1)	560.5x

(1)	This ratio is not presented for the time periods noted due to loan recoveries exceeding loan charge-offs during these periods.

Securities. The following table presents the distribution of our securities portfolio, at amortized cost, at the dates indicated. Overall, fixed-rate securities comprised 76% of our securities portfolio at March 31, 2019. The weighted average life ("WAL") is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	March 31, 2019			December 31, 2018			September 30, 2018
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Fixed-rate securities:
MBS	$671,771	2.47%	3.2	$685,636	2.44%	3.1	$732,095	2.43%	3.0
GSE debentures	268,375	2.44	1.0	243,550	2.20	1.8	268,525	2.09	2.3
Municipal bonds	21,155	1.61	1.3	22,845	1.57	1.6	24,574	1.56	1.8
Total fixed-rate securities	961,301	2.44	2.6	952,031	2.35	2.8	1,025,194	2.32	2.8

Adjustable-rate securities:
MBS	308,134	3.12	4.9	284,584	3.07	4.9	305,688	2.89	4.5
Total securities portfolio	$1,269,435	2.61	3.1	$1,236,615	2.52	3.3	$1,330,882	2.45	3.2

The following table presents the carrying value of MBS in our portfolio by issuer at the dates presented.

	March 31, 2019	December 31, 2018	September 30, 2018
	(Dollars in thousands)
Federal National Mortgage Association ("FNMA")	$675,220	$640,760	$680,717
Federal Home Loan Mortgage Corporation ("FHLMC")	228,990	245,796	265,441
Government National Mortgage Association	81,084	85,987	90,832
	$985,294	$972,543	$1,036,990

Mortgage-Backed Securities - The balance of MBS, which primarily consists of securities of U.S. GSEs, decreased $51.7 million, from $1.04 billion at September 30, 2018, to $985.3 million at March 31, 2019. The following table summarizes the activity in our portfolio of MBS for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented. The beginning and ending WAL is the estimated remaining principal repayment term (in years) after three-month historical prepayment speeds have been applied.

	For the Three Months Ended
	March 31, 2019			December 31, 2018			September 30, 2018			June 30, 2018
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$972,543	2.62%	3.6	$1,036,990	2.57%	3.4	$958,269	2.46%	3.7	$982,405	2.39%	3.8
Maturities and repayments	(62,702)			(67,214)			(77,985)			(69,843)
Net amortization of (premiums)/discounts	(310)			(349)			(624)			(702)
Purchases:
Fixed	28,921	2.89	5.1	—	—	—	74,178	3.11	3.7	24,348	2.90	3.7
Adjustable	43,776	2.69	4.3	—	—	—	—	—	—	23,544	2.35	3.0
Securities added in CCB acquisition, net	—	—	—	—	—	—	85,741	3.13	2.5	—	—	—
Change in valuation on AFS securities	3,066			3,116			(2,589)			(1,483)
Ending balance - carrying value	$985,294	2.67	3.7	$972,543	2.62	3.6	$1,036,990	2.57	3.4	$958,269	2.46	3.7

	For the Six Months Ended
	March 31, 2019			March 31, 2018
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,036,990	2.57%	3.4	$942,447	2.28%	3.5
Maturities and repayments	(129,916)			(129,636)
Net amortization of (premiums)/discounts	(659)			(1,642)
Purchases:
Fixed	28,921	2.89	5.1	103,345	2.80	4.5
Adjustable	43,776	2.69	4.3	70,484	2.44	4.6
Securities added in CCB acquisition, net	—	—	—	—	—	—
Change in valuation on AFS securities	6,182			(2,593)
Ending balance - carrying value	$985,294	2.67	3.7	$982,405	2.39	3.8

Investment Securities - Investment securities, which consist of U.S. GSE debentures (primarily issued by FNMA, FHLMC, or Federal Home Loan Banks) and municipal investments, decreased $1.0 million, from $289.9 million at September 30, 2018, to $288.9 million at March 31, 2019. The following table summarizes the activity of investment securities for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented. The beginning and ending WALs represent the estimated remaining principal repayment terms (in years) of the securities after projected call dates have been considered, based upon market rates at each date presented.

	For the Three Months Ended
	March 31, 2019			December 31, 2018			September 30, 2018			June 30, 2018
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$264,782	2.14%	1.8	$289,942	2.05%	2.2	$261,614	1.95%	2.2	$293,113	1.61%	1.5
Maturities, calls and sales	(76,635)			(26,665)			(2,010)			(71,700)
Net amortization of (premiums)/discounts	(39)			(39)			(48)			(43)
Purchases:
Fixed	99,809	2.67	0.7	—	—	—	24,996	3.01	3.0	40,564	3.02	2.1
Securities added in CCB acquisition, net	—	—	—	—	—	—	5,855	2.12	1.0	—	—	—
Change in valuation on AFS securities	977			1,544			(465)			(320)
Ending balance - carrying value	$288,894	2.38	1.0	$264,782	2.14	1.8	$289,942	2.05	2.2	$261,614	1.95	2.2

	For the Six Months Ended
	March 31, 2019			March 31, 2018
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$289,942	2.05%	2.2	$301,122	1.33%	1.5
Maturities, calls and sales	(103,300)			(56,128)
Net amortization of (premiums)/discounts	(78)			(91)
Purchases:
Fixed	99,809	2.67	0.7	50,000	2.63	1.0
Change in valuation on AFS securities	2,521			(1,790)
Ending balance - carrying value	$288,894	2.38	1.0	$293,113	1.61	1.5

Liabilities

Deposits - Deposits were $5.70 billion at March 31, 2019 compared to $5.60 billion at September 30, 2018. We continue to be competitive on deposit rates, especially for longer-term certificates of deposit. Offering competitive rates on longer-term certificates of deposit has been an on-going balance sheet strategy by management to manage our interest rate risk profile. Additionally, as we expand the commercial banking business, we will have the ability to obtain lower-costing commercial deposits, which could be used to reduce the cost of funds by replacing FHLB borrowings and wholesale deposits.

The following table presents the amount, weighted average rate and percent of total for the components of our deposit portfolio at the dates presented. Total deposits increased $143.2 million, or 2.6%, during the current quarter. The deposit growth during the current quarter was primarily in retail/business certificates of deposit, due mainly to the President's Day certificate of deposit campaign in February, along with increases in interest-bearing checking and money market accounts.

	March 31, 2019			December 31, 2018			September 30, 2018
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Non-interest-bearing checking	$361,126	—%	6.3%	$348,867	—%	6.3%	$336,454	—%	6.0%
Interest-bearing checking	768,856	0.08	13.5	729,712	0.07	13.1	724,066	0.08	12.9
Savings	361,204	0.06	6.3	350,089	0.06	6.3	352,896	0.07	6.3
Money market	1,287,753	0.72	22.6	1,256,302	0.72	22.6	1,252,881	0.47	22.4
Retail/business certificates of deposit	2,522,044	1.93	44.3	2,479,614	1.86	44.6	2,529,368	1.79	45.1
Public unit certificates of deposit	400,128	2.22	7.0	393,280	2.07	7.1	407,689	1.89	7.3
	$5,701,111	1.19	100.0%	$5,557,864	1.15	100.0%	$5,603,354	1.06	100.0%

The following tables set forth scheduled maturity information for our certificates of deposit, including public unit certificates of deposit, along with associated weighted average rates, as of March 31, 2019.

	Amount Due
		More than	More than
	1 year	1 year to	2 years to 3	More than	Total
Rate range	or less	2 years	years	3 years	Amount	Rate
	(Dollars in thousands)
0.00 – 0.99%	$87,392	$2,760	$1,782	$14	$91,948	0.71%
1.00 – 1.99%	839,010	453,054	256,789	112,435	1,661,288	1.72
2.00 – 2.99%	446,257	227,832	119,053	375,555	1,168,697	2.43
3.00 – 3.99%	—	—	—	239	239	3.00
	$1,372,659	$683,646	$377,624	$488,243	$2,922,172	1.97

Percent of total	47.0%	23.4%	12.9%	16.7%
Weighted average rate	1.83	1.97	2.04	2.34
Weighted average maturity (in years)	0.5	1.4	2.5	3.6	1.5
Weighted average maturity for the retail/business certificate of deposit portfolio (in years)					1.6

	Amount Due
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)
Retail/business certificates of deposit less than $100,000	$150,213	$160,371	$314,935	$866,864	$1,492,383
Retail/business certificates of deposit of $100,000 or more	87,265	117,275	218,656	606,465	1,029,661
Public unit certificates of deposit of $100,000 or more	152,706	82,022	89,216	76,184	400,128
	$390,184	$359,668	$622,807	$1,549,513	$2,922,172

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

	For the Three Months Ended
	March 31, 2019			December 31, 2018			September 30, 2018			June 30, 2018
		Effective			Effective			Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,181,186	2.31%	3.0	$2,185,052	2.17%	2.9	$2,175,000	2.10%	2.7	$2,175,000	2.09%	2.4
Maturities:
FHLB advances	—	—		(300,000)	1.73		(275,000)	2.17		(100,000)	2.82
CCB acquisition - junior subordinated debentures assumed (redeemed)	(6,186)	10.60	11.5	(3,866)	5.82	13.5	10,052	8.75	12.7	—	—	—
New FHLB borrowings:
Fixed-rate	—	—	—	100,000	3.39	5.0	—	—	—	—	—	—
Interest rate swaps(1)	65,000	2.57	5.0	200,000	2.46	3.5	275,000	2.53	5.6	100,000	2.92	10.0
Ending balance	$2,240,000	2.29	2.8	$2,181,186	2.31	3.0	$2,185,052	2.17	2.9	$2,175,000	2.10	2.7

	For the Six Months Ended
	March 31, 2019			March 31, 2018
		Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,185,052	2.17%	2.9	$2,375,000	2.16%	2.7
Maturities:
FHLB advances	(300,000)	1.73		(100,000)	2.53
Repurchase agreements	—	—		(100,000)	3.35
CCB acquisition - junior subordinated debentures assumed (redeemed)	(10,052)	8.76	12.3	—	—	—
New FHLB borrowings:
Fixed-rate	100,000	3.39	5.0	—	—	—
Interest rate swaps(1)	265,000	2.49	3.9	—	—	—
Ending balance	$2,240,000	2.29	2.8	$2,175,000	2.09	2.4

(1)
Represents adjustable-rate FHLB advances for which the Bank has entered into interest rate swaps to hedge the variability in cash flows associated with the advances. The effective rate and WAM presented include the effect of the interest rate swaps.

Maturities - The following table presents the maturity of term borrowings (including FHLB advances, at par, and repurchase agreements), along with associated weighted average contractual and effective rates as of March 31, 2019.

	FHLB Advances Amount		Repurchase
Maturity by		Interest rate	Agreements	Total	Contractual	Effective
Fiscal Year	Fixed-rate	swaps(1)	Amount	Amount	Rate	Rate(2)
	(Dollars in thousands)
2019	$200,000	$375,000	$—	$575,000	2.25	2.29
2020	350,000	265,000	100,000	715,000	2.32	2.25
2021	550,000	—	—	550,000	2.27	2.27
2022	200,000	—	—	200,000	2.23	2.23
2023	100,000	—	—	100,000	1.82	1.82
2024	100,000	—	—	100,000	3.39	3.39
	$1,500,000	$640,000	$100,000	$2,240,000	2.31	2.29

(1)
Represents 12-month adjustable-rate FHLB advances for which the Bank has entered into interest rate swaps with a notional amount of $640.0 million to hedge the variability in cash flows associated with the advances. These advances are presented based on their contractual maturity dates and will be renewed each year until the maturity or termination of the interest rate swaps. The expected WAL of the interest rate swaps was 4.9 years at March 31, 2019.

(2)	The effective rate includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid.

As of March 31, 2019, the Bank had $100.0 million outstanding on its FHLB line of credit, which was not related to the leverage strategy. The average rate paid on FHLB line of credit borrowings during the current year six month period was 2.55%.

The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail/business and public unit amounts, and term borrowings for the next four quarters as of March 31, 2019.

	Retail/Business		Public Unit		Term
Maturity by	Certificate	Repricing	Certificate	Repricing	Borrowings	Repricing		Repricing
Quarter End	Amount	Rate	Amount	Rate	Amount	Rate	Total	Rate
	(Dollars in thousands)
June 30, 2019	$237,478	1.36%	$152,706	2.13%	$200,000	2.11%	$590,184	1.81%
September 30, 2019	277,646	1.71	82,022	2.00	375,000	2.38	734,668	2.09
December 31, 2019	321,600	1.91	59,450	2.23	350,000	2.40	731,050	2.17
March 31, 2020	211,991	1.84	29,766	2.71	65,000	2.57	306,757	2.08
	$1,048,715	1.72	$323,944	2.17	$990,000	2.35	$2,362,659	2.04

Stockholders' Equity. Stockholders' equity was $1.36 billion at March 31, 2019 compared to $1.39 billion at September 30, 2018. The $35.6 million decrease was due primarily to the payment of $77.1 million in cash dividends, partially offset by net income of $48.9 million. The cash dividends paid during the current year six month period totaled $0.56 per share and consisted of a $0.39 per share cash true-up dividend related to fiscal year 2018 earnings per the Company's dividend policy, and two regular quarterly cash dividends totaling $0.17 per share. On April 17, 2019, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $11.7 million, payable on May 17, 2019 to stockholders of record as of the close of business on May 3, 2019.

At March 31, 2019, Capitol Federal Financial, Inc., at the holding company level, had $102.7 million on deposit at the Bank. For fiscal year 2019, it is the intent of the Board of Directors to continue the payout of 100% of the Company's earnings to the Company's stockholders. Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company.

The Company works to find multiple ways to provide stockholder value. Recently, this has primarily been through the payment of cash dividends and historically the Company has also utilized stock buybacks. The Company has maintained a dividend policy of paying out 100% of its earnings to stockholders in the form of quarterly cash dividends and an annual cash true-up dividend in December of each year. In order to provide additional stockholder value, the Company has paid a True Blue cash dividend of $0.25 per share in June of each of the past five years, and in December prior to that. The Company has paid the True Blue dividend primarily due to excess capital levels at the Company and Bank. The Company considers various business strategies and their impact on capital and asset measures on both a current and future basis, as well as regulatory capital levels and requirements, in determining the amount, if any, and timing of the True Blue dividend.
The following table presents regular quarterly cash dividends and special cash dividends paid in calendar years 2019, 2018, and 2017. The amounts represent cash dividends paid during each period. For the quarter ending June 30, 2019, the amount presented represents the dividend payable on May 17, 2019 to stockholders of record as of May 3, 2019.

	Calendar Year
	2019		2018		2017
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$11,700	$0.085	$11,427	$0.085	$11,386	$0.085
Quarter ended June 30	11,708	0.085	11,429	0.085	11,409	0.085
Quarter ended September 30			11,430	0.085	11,411	0.085
Quarter ended December 31			11,696	0.085	11,427	0.085
True-up dividends paid			53,666	0.390	38,985	0.290
True Blue dividends paid			33,614	0.250	33,559	0.250
Calendar year-to-date dividends paid	$23,408	$0.170	$133,262	$0.980	$118,177	$0.880

The Company has authorized the repurchase of up to $70.0 million of its common stock under its stock repurchase plan. Shares may be repurchased from time to time based upon market conditions and available liquidity. There is no expiration for this repurchase plan and no shares have been repurchased under this repurchase plan.

Operating Results
The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2019	2018	2018	2018	2018
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$71,657	$70,772	$66,922	$64,893	$64,194
MBS	6,301	6,523	6,056	5,921	5,390
FHLB stock	1,831	1,971	1,847	2,819	3,201
Investment securities	1,505	1,441	1,275	1,307	1,094
Cash and cash equivalents	743	1,714	1,213	7,221	7,895
Total interest and dividend income	82,037	82,421	77,313	82,161	81,774

Interest expense:
Deposits	16,096	15,725	14,597	13,587	12,480
FHLB borrowings	12,525	13,530	11,930	18,501	18,772
Other borrowings	819	865	709	640	633
Total interest expense	29,440	30,120	27,236	32,728	31,885

Net interest income	52,597	52,301	50,077	49,433	49,889

Provision for credit losses	—	—	—	—	—

Net interest income
(after provision for credit losses)	52,597	52,301	50,077	49,433	49,889

Non-interest income	5,001	5,424	5,820	5,424	5,433
Non-interest expense	26,141	26,782	26,757	24,511	23,598
Income tax expense	6,903	6,560	7,751	7,974	8,394
Net income	$24,554	$24,383	$21,389	$22,372	$23,330

Efficiency ratio	45.38%	46.40%	47.87%	44.68%	42.66%

Basic EPS	$0.18	$0.18	$0.16	$0.17	$0.17
Diluted EPS	0.18	0.18	0.16	0.17	0.17

Comparison of Operating Results for the Six Months Ended March 31, 2019 and 2018

The Company recognized net income of $48.9 million, or $0.36 per share, for the six month period ended March 31, 2019 compared to net income of $55.2 million, or $0.41 per share, for the six month period ended March 31, 2018. The decrease in net income was due primarily to the prior year six month period including the impact of the enactment of the Tax Act as discussed below, as well as an increase in non-interest expense during the current year six month period. These changes were partially offset by an increase in net interest income due primarily to the higher yielding loans added in the CCB acquisition. The Tax Act reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. In accordance with GAAP, the Company revalued its deferred tax assets and liabilities in December 2017 to account for the lower corporate income tax rate. The revaluation reduced income tax expense by $7.5 million.

The net interest margin increased 45 basis points, from 1.85% for the prior year six month period to 2.30% for the current year six month period. When the leverage strategy is in place, it reduces the net interest margin due to the amount of earnings from the transaction in comparison to the size of the transaction. The leverage strategy was suspended at certain times during the current year six month period due to the negative interest rate spreads between the related FHLB borrowings and cash held at the FRB of Kansas City making the transaction unprofitable. Excluding the effects of the leverage strategy, the net interest margin would have increased 11 basis points, from 2.22% for the prior year six month period to 2.33% for the current year six month period. The increase in the net interest margin excluding the effects of the leverage strategy was due mainly to the addition of higher yielding commercial loans in the CCB acquisition.

Interest and Dividend Income
The weighted average yield on total interest-earning assets increased 58 basis points, from 3.02% for the prior year six month period to 3.60% for the current year six month period, while the average balance of interest-earning assets decreased $1.62 billion from the prior year six month period. Absent the impact of the leverage strategy, the weighted average yield on total interest-earning assets would have increased 29 basis points, from 3.33% for the prior year six month period to 3.62% for the current year six month period, and the average balance of interest-earning assets would have increased $272.1 million. The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2019	2018	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$142,429	$128,383	$14,046	10.9%
MBS	12,824	10,642	2,182	20.5
FHLB stock	3,802	6,296	(2,494)	(39.6)
Investment securities	2,946	2,088	858	41.1
Cash and cash equivalents	2,457	15,009	(12,552)	(83.6)
Total interest and dividend income	$164,458	$162,418	$2,040	1.3

The increase in interest income on loans receivable was due to a $347.4 million increase in the average balance of the portfolio, as well as a 20 basis point increase in the weighted average yield on the portfolio to 3.77% for the current year six month period. The increase in the average balance was due mainly to the acquisition of CCB. The increase in the weighted average yield was also due mainly to the addition of higher yielding loans associated with the CCB acquisition, as well as legacy adjustable-rate loans repricing to higher market rates and the origination and purchase of new loans at higher market rates.

The increase in interest income on the MBS portfolio was due to a 33 basis point increase in the weighted average yield on the portfolio to 2.61% for the current year six month period, along with a $48.6 million increase in the average balance of the portfolio. The increase in the weighted average yield was due primarily to a decrease in the impact of net premium amortization, as well as adjustable-rate MBS repricing to higher market rates. Net premium amortization of $659 thousand during the current year six month period decreased the weighted average yield on the portfolio by 13 basis points. During the prior year six month period, $1.6 million of net premiums were amortized, which decreased the weighted average yield on the portfolio by 35 basis points. As of March 31, 2019, the remaining net balance of premiums on our portfolio of MBS was $2.4 million.

The decrease in dividend income on FHLB stock was due to a decrease in the average balance of FHLB stock as a result of the leverage strategy not being in place as often during the current year six month period as compared to the prior year six month period. This was partially offset by a higher dividend rate on FHLB stock during the current year six month period.

The increase in interest income on the investment securities portfolio was due to a 75 basis point increase in the weighted average yield on the portfolio to 2.13%. The increase in the weighted average yield was primarily a result of replacing maturing securities at higher market rates.

The table above includes interest income on cash and cash equivalents associated and not associated with the leverage strategy. Interest income on cash and cash equivalents not related to the leverage strategy decreased $155 thousand from the prior year six month period due to a $98.9 million decrease in the average balance, partially offset by a 97 basis point increase in the weighted average yield which was related to cash balances held at the FRB of Kansas City. Interest income on cash associated with the leverage strategy decreased $12.4 million from the prior year six month period due to a $1.80 billion decrease in the average balance, as the leverage strategy was in place less often during the current year six month period.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities increased 17 basis points, from 1.32% for the prior year six month period to 1.49% for the current year six month period, while the average balance of interest-bearing liabilities decreased $1.58 billion from the prior year six month period. Absent the impact of the leverage strategy, the weighted average rate paid on total interest-bearing liabilities would have increased 19 basis points, from 1.29% for the prior year six month period to 1.48% for the current year six month period, and the average balance of interest-bearing liabilities would have increased $315.2 million. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2019	2018	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$31,821	$24,441	$7,380	30.2%
FHLB borrowings	26,055	36,689	(10,634)	(29.0)
Other borrowings	1,684	2,025	(341)	(16.8)
Total interest expense	$59,560	$63,155	$(3,595)	(5.7)

The increase in interest expense on deposits was due primarily to a 22 basis point increase in the weighted average rate, to 1.15% for the current year six month period. The deposit accounts assumed in the CCB acquisition were at a lower average rate than our legacy deposit portfolio rate and our overall deposit portfolio rate, which partially offset the increase in the deposit portfolio rate in the current year six month period. The increase in the weighted average rate was due primarily to increases in the average retail/business certificate of deposit portfolio rate and wholesale certificate of deposit portfolio rate, which increased 28 basis points and 68 basis points, respectively.

The table above includes interest expense on FHLB borrowings associated and not associated with the leverage strategy. Interest expense on FHLB borrowings not related to the leverage strategy increased $2.5 million from the prior year six month period due to a 19 basis point increase in the weighted average rate paid on the portfolio, to 2.25% for the current year six month period, and a $33.5 million increase in the average balance of the portfolio. The increase in the weighted average rate paid was due primarily to certain maturing advances being replaced at higher effective interest rates. Interest expense on FHLB borrowings associated with the leverage strategy decreased $13.1 million from the prior year six month period due to the leverage strategy not being in place as often during the current year six month period.

The decrease in interest expense on other borrowings was due mainly to the maturity of a $100.0 million repurchase agreement during the prior fiscal year, which was not replaced with a new repurchase agreement.

Provision for Credit Losses
The Bank did not record a provision for credit losses during the current year six month period or the prior year six month period. Based on management's assessment of the ACL formula analysis model and several other factors, it was determined that no provision for credit losses was necessary. Net loan recoveries were $156 thousand during the current year six month period and net charge-offs were $8 thousand in the prior year six month period. At March 31, 2019, loans 30 to 89 days delinquent were 0.23% of total loans and loans 90 or more days delinquent or in foreclosure were 0.12% of total loans. At March 31, 2018, loans 30 to 89 days delinquent were 0.19% of total loans and loans 90 or more days delinquent or in foreclosure were 0.16% of total loans.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2019	2018	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$6,443	$7,635	$(1,192)	(15.6)%
Income from BOLI	1,222	810	412	50.9
Other non-interest income	2,760	2,346	414	17.6
Total non-interest income	$10,425	$10,791	$(366)	(3.4)

The decrease in deposit service fees was due mainly to a change in the presentation of interchange network charges related to the adoption of a new revenue recognition accounting standard during the current year six month period. Previously, interchange network charges were reported in deposit and loan expense. Upon adoption of the new revenue recognition accounting standard on October 1, 2018, interchange transaction fee income is reported net of interchange network charges, which totaled $1.7 million during the current year six month period and $1.5 million during the prior year six month period.

The increase in income from BOLI was due primarily to a one-time adjustment during the prior year six month period to the benchmark rate associated with one of the policies which reduced income from BOLI during that period, as well as to an increase in income related to policies acquired in the CCB acquisition.

The increase in other non-interest income was due mainly to revenues from the trust asset management operations acquired in the CCB acquisition. Additionally, the prior year six month period included a loss on the sale of loans as management tested loan sale processes for liquidity purposes, and there were no loan sales in the current year six month period.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2019	2018	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$25,751	$21,695	$4,056	18.7%
Information technology and related expense	8,883	6,953	1,930	27.8
Occupancy, net	6,544	5,604	940	16.8
Regulatory and outside services	2,822	2,291	531	23.2
Advertising and promotional	2,150	2,022	128	6.3
Deposit and loan transaction costs	1,201	2,720	(1,519)	(55.8)
Office supplies and related expense	1,195	884	311	35.2
Federal insurance premium	1,187	1,699	(512)	(30.1)
Other non-interest expense	3,190	1,766	1,424	80.6
Total non-interest expense	$52,923	$45,634	$7,289	16.0

The increase in salaries and employee benefits was due primarily to $3.2 million of expense related to former CCB employees during the current year six month period, as well as an increase due to salary adjustments. The increase in information technology and related expense was due mainly to an increase in software licensing, costs related to the integration of CCB operations, and accelerated depreciation related to the implementation of enhancements to the Bank's information technology infrastructure. The increase in occupancy, net was due primarily to expenses related to properties acquired in the CCB acquisition. The increase in regulatory and outside services was due mainly to an increase in consulting expenses as well as expenses related to the acquisition of CCB. The decrease in deposit and loan transaction costs was due mainly to the adoption of the new revenue recognition standard discussed above. The decrease in federal insurance premium was due primarily to a decrease in average assets as a result of a reduction in the usage of the leverage strategy in the current year six month period. The increase in other non-interest expense was due primarily to amortization of deposit intangibles associated with the acquisition of CCB.

The Company's efficiency ratio was 45.89% for the current year six month period compared to 41.47% for the prior year six month period. The change in the efficiency ratio was due to higher non-interest expense in the current year six month period compared to the prior year six month period. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A lower value indicates that the financial institution is generating revenue with a proportionally lower level of expense.

Income Tax Expense
Income tax expense was $13.5 million for the current year six month period compared to $9.3 million for the prior year six month period. The effective tax rate was 21.6% for the current year six month period compared to 14.4% for the prior year six month period. The increase in the effective tax rate compared to the prior year six month period was due mainly to the Tax Act being signed into law in December 2017. In accordance with GAAP, the Company revalued its deferred tax assets and liabilities in December 2017 to account for the lower corporate tax rate which reduced income tax expenses by $7.5 million. Management estimates the effective income tax rate for fiscal year 2019 will be approximately 22%.

Average Balance Sheet
The following table presents the average balances of our assets, liabilities, and stockholders' equity, and the related annualized weighted average yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated, along with the ending balances of our assets, liabilities, and stockholders' equity at March 31, 2019 and the weighted average yield/rate on our interest-earning assets and interest-bearing liabilities at March 31, 2019, as well as selected performance ratios and other information as of the dates and for the periods shown. The leverage strategy was not in place at March 31, 2019, so the end of period information presented at March 31, 2019 in the table below does not reflect this strategy. Weighted average yields are derived by dividing annualized income by the average balance of the related assets, and weighted average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived from average daily balances. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yields/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

			For the Six Months Ended
			March 31, 2019			March 31, 2018
	At March 31, 2019		Average	Interest		Average	Interest
		Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Rate	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans	$6,720,131	3.66%	$6,770,175	$122,309	3.61%	$6,787,491	$119,006	3.51%
Commercial loans	724,481	4.88	634,229	15,787	4.92	282,730	5,973	4.18
Consumer loans	134,813	6.30	138,369	4,333	6.28	125,182	3,404	5.45
Total loans receivable(1)	7,579,425	3.82	7,542,773	142,429	3.77	7,195,403	128,383	3.57
MBS(2)	985,294	2.67	984,033	12,824	2.61	935,442	10,642	2.28
Investment securities(2)(3)	288,894	2.38	277,292	2,946	2.13	302,669	2,088	1.38
FHLB stock	102,631	7.47	104,023	3,802	7.33	192,469	6,296	6.56
Cash and cash equivalents(4)	218,051	2.39	215,660	2,457	2.25	2,118,019	15,009	1.40
Total interest-earning assets(1)(2)	9,174,295	3.66	9,123,781	164,458	3.60	10,744,002	162,418	3.02
Other non-interest-earning assets	360,256		368,864			307,596
Total assets	$9,534,551		$9,492,645			$11,051,598

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$1,129,982	0.06	$1,063,346	294	0.06	$856,773	153	0.04
Savings	361,204	0.06	357,243	113	0.06	354,457	569	0.32
Money market	1,287,753	0.72	1,260,999	4,441	0.71	1,192,571	1,897	0.32
Retail/business certificates	2,522,044	1.93	2,495,475	22,947	1.84	2,431,173	18,954	1.56
Wholesale certificates	400,128	2.22	392,693	4,026	2.06	415,907	2,868	1.38
Total deposits	5,701,111	1.19	5,569,756	31,821	1.15	5,250,881	24,441	0.93
FHLB borrowings(5)	2,239,985	2.30	2,304,818	26,055	2.26	4,163,650	36,689	1.75
Other borrowings	100,000	2.53	107,087	1,684	3.11	144,242	2,025	2.78
Total borrowings	2,339,985	2.31	2,411,905	27,739	2.29	4,307,892	38,714	1.79
Total interest-bearing liabilities	8,041,096	1.51	7,981,661	59,560	1.49	9,558,773	63,155	1.32
Other non-interest-bearing liabilities	137,472		142,060			130,219
Stockholders' equity	1,355,983		1,368,924			1,362,606
Total liabilities and stockholders' equity	$9,534,551		$9,492,645			$11,051,598
							(Continued)

			For the Six Months Ended
			March 31, 2019			March 31, 2018
	At March 31, 2019		Average	Interest		Average	Interest
		Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Rate	Amount	Paid	Rate	Amount	Paid	Rate
	(Dollars in thousands)

Net interest income(6)				$104,898			$99,263
Net interest rate spread(7)(8)		2.15%			2.11%			1.70%
Net interest-earning assets	$1,133,199		$1,142,120			$1,185,229
Net interest margin(8)(9)					2.30			1.85
Ratio of interest-earning assets to interest-bearing liabilities					1.14x			1.12x

Selected performance ratios:
Return on average assets (annualized)(8)					1.03%			1.00%
Return on average equity (annualized)(8)					7.15			8.10
Average equity to average assets					14.42			12.33
Operating expense ratio(10)					1.12			0.83
Efficiency ratio(8)(11)					45.89			41.47
Pre-tax yield on leverage strategy(12)					0.03			0.19

							(Concluded)

(1)	Balances are adjusted for unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable balance with a yield of zero percent.

(2)
Average balances of AFS securities are adjusted for unamortized purchase premiums or discounts. Ending balances of AFS securities are adjusted for unamortized purchase premiums or discounts and unrealized gains/losses.

(3)
The average balance of investment securities includes an average balance of nontaxable securities of $22.8 million and $26.1 million for the six months ended March 31, 2019 and March 31, 2018, respectively.

(4)
The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $110.2 million and $1.91 billion for the six months ended March 31, 2019 and March 31, 2018, respectively.

(5)
Included in this line, for the six months ended March 31, 2019 and March 31, 2018, are FHLB borrowings related to the leverage strategy with an average outstanding balance of $115.4 million and $2.01 billion, respectively, and interest paid of $1.4 million and $14.5 million, respectively, at a weighted average rate of 2.36% and 1.43%, respectively, and FHLB borrowings not related to the leverage strategy with an average outstanding balance of $2.19 billion and $2.16 billion, respectively, and interest paid of $24.7 million and $22.2 million, respectively, at a weighted average rate of 2.25% and 2.06%, respectively. The FHLB advance amounts and rates included in this line include the effect of interest rate swaps and are net of deferred prepayment penalties.

(6)
Net interest income represents the difference between interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income depends on the average balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

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

	For the Six Months Ended
	March 31, 2019			March 31, 2018
	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Return on average assets (annualized)	1.03%	(0.01)%	1.04%	1.00%	(0.19)%	1.19%
Return on average equity (annualized)	7.15	—	7.15	8.10	0.22	7.88
Net interest margin	2.30	(0.03)	2.33	1.85	(0.37)	2.22
Net interest rate spread	2.11	(0.03)	2.14	1.70	(0.34)	2.04
Efficiency Ratio	45.89	—	45.89	41.47	(0.52)	41.99

(9)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

(10)	The operating expense ratio represents annualized non-interest expense as a percentage of average assets.

(11)	The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income.

(12)	The pre-tax yield on the leverage strategy represents annualized pre-tax income resulting from the transaction as a percentage of the average interest-earning assets associated with the transaction.

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the six months ended March 31, 2019 to the six months ended March 31, 2018. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate, and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Six Months Ended
	March 31, 2019 vs. March 31, 2018
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$8,381	$5,665	$14,046
MBS	574	1,608	2,182
Investment securities	(188)	1,046	858
FHLB stock	(3,164)	670	(2,494)
Cash and cash equivalents	(18,367)	5,815	(12,552)
Total interest-earning assets	(12,764)	14,804	2,040

Interest-bearing liabilities:
Checking	43	98	141
Savings	5	(461)	(456)
Money market	115	2,429	2,544
Certificates of deposit	319	4,832	5,151
FHLB borrowings	(18,570)	7,936	(10,634)
Other borrowings	(188)	(153)	(341)
Total interest-bearing liabilities	(18,276)	14,681	(3,595)

Net change in net interest income	$5,512	$123	$5,635

Comparison of Operating Results for the Three Months Ended March 31, 2019 and 2018
For the quarter ended March 31, 2019, the Company recognized net income of $24.6 million, or $0.18 per share, compared to net income of $23.3 million, or $0.17 per share for the quarter ended March 31, 2018. The $1.2 million increase in net income was due primarily to an increase in net interest income and a decrease in income tax expense, partially offset by an increase in non-interest expense.

The net interest margin increased 47 basis points, from 1.86% for the prior year quarter to 2.33% for the current year quarter. The leverage strategy was in place at certain times during the prior year quarter, but was not utilized during the current quarter. Excluding the effects of the leverage strategy, the net interest margin would have increased nine basis points, from 2.24% for the prior year quarter to 2.33% for the current year quarter. The increase in the net interest margin excluding the effects of the leverage strategy was due mainly to the addition of higher yielding commercial loans in the CCB acquisition.

Interest and Dividend Income
The weighted average yield on total interest-earning assets increased 58 basis points, from 3.06% for the prior year quarter to 3.64% for the current quarter, while the average balance of interest-earning assets decreased $1.69 billion from the prior year quarter. Absent the impact of the leverage strategy, the weighted average yield on total interest-earning assets would have increased 29 basis points, from 3.35% for the prior year quarter to 3.64% for the current quarter, and the average balance of interest-earning assets would have increased $319.1 million. The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2019	2018	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$71,657	$64,194	$7,463	11.6%
MBS	6,301	5,390	911	16.9
FHLB stock	1,831	3,201	(1,370)	(42.8)
Investment securities	1,505	1,094	411	37.6
Cash and cash equivalents	743	7,895	(7,152)	(90.6)
Total interest and dividend income	$82,037	$81,774	$263	0.3

The increase in interest income on loans receivable was due to a $369.2 million increase in the average balance of the portfolio, as well as a 22 basis point increase in the weighted average yield on the portfolio to 3.79% for the current quarter. The increase in the average balance was due mainly to the acquisition of CCB. The increase in the weighted average yield was also due mainly to the addition of higher yielding loans associated with the CCB acquisition, as well as legacy adjustable-rate loans repricing to higher market rates and the origination and purchase of new loans at higher market rates.

The increase in interest income on the MBS portfolio was due to a 33 basis point increase in the weighted average yield on the portfolio to 2.63% for the current quarter, along with a $21.8 million increase in the average balance of the portfolio. The increase in the weighted average yield was due primarily to a decrease in the impact of net premium amortization, as well as adjustable-rate MBS repricing to higher market rates. Net premium amortization of $309 thousand during the current quarter decreased the weighted average yield on the portfolio by 12 basis points. During the prior year quarter, $788 thousand of net premiums were amortized, which decreased the weighted average yield on the portfolio by 33 basis points.

The decrease in dividend income on FHLB stock was due to a decrease in the average balance of FHLB stock as a result of the leverage strategy not being in place during the current quarter. This was partially offset by a higher dividend rate on FHLB stock during the current quarter.

The increase in interest income on the investment securities portfolio was due to a 78 basis point increase in the weighted average yield on the portfolio to 2.21%. The increase in the weighted average yield was primarily a result of replacing maturing securities at higher market rates.

The table above includes interest income on cash and cash equivalents associated and not associated with the leverage strategy. Interest income on cash and cash equivalents not related to the leverage strategy increased $132 thousand from the prior year quarter due to a 90 basis point increase in the weighted average yield, which was related to balances held at the FRB of Kansas City. Interest income on cash associated with the leverage strategy decreased $7.3 million from the prior year quarter due to the leverage strategy not being in place during the current quarter.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities increased 16 basis points, from 1.35% for the prior year quarter to 1.51% for the current quarter, while the average balance of interest-bearing liabilities decreased $1.63 billion. Absent the impact of the leverage strategy, the weighted average rate paid on total interest-bearing liabilities would have increased 21 basis points, from 1.30% for the prior year quarter to 1.51% for the current quarter, and the average balance of interest-bearing liabilities would have increased $377.3 million. The following table presents the components of interest expense for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2019	2018	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$16,096	$12,480	$3,616	29.0%
FHLB borrowings	12,525	18,772	(6,247)	(33.3)
Other borrowings	819	633	186	29.4
Total interest expense	$29,440	$31,885	$(2,445)	(7.7)

The increase in interest expense on deposits was due primarily to a 20 basis point increase in the weighted average rate, to 1.16% for the current quarter. The deposit accounts assumed in the CCB acquisition were at a lower average rate than our legacy deposit portfolio rate and our overall deposit portfolio rate, which partially offset the increase in the deposit portfolio rate in the current quarter. The increase in the weighted average rate was due primarily to increases in the average retail/business certificate of deposit portfolio rate and money market portfolio rate, which increased 28 basis points and 34 basis points, respectively.

The table above includes interest expense on FHLB borrowings associated and not associated with the leverage strategy. Interest expense on FHLB borrowings not related to the leverage strategy increased $1.5 million from the prior year quarter due to a 25 basis point increase in the weighted average rate paid, to 2.30% for the current quarter. The increase in the weighted average rate paid was due mainly to advances that matured between periods being replaced at higher market rates. Interest expense on FHLB borrowings associated with the leverage strategy decreased $7.8 million from the prior year quarter due to the leverage strategy not being in place during the current quarter.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2019	2018	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$3,091	$3,670	$(579)	(15.8)%
Income from BOLI	587	276	311	112.7
Other non-interest income	1,323	1,487	(164)	(11.0)
Total non-interest income	$5,001	$5,433	$(432)	(8.0)

The decrease in deposit service fees was due primarily to a change in the presentation of interchange network charges related to the adoption of a new revenue recognition accounting standard during the current fiscal year, as discussed above. Interchange network charges totaled $787 thousand for the current quarter and $708 thousand for the prior year quarter. The increase in income from BOLI was due mainly to a one-time adjustment during the prior year quarter to the benchmark rate associated with one of the policies, which reduced income from BOLI during that period, as well as to an increase in income related to policies acquired in the CCB acquisition.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2019	2018	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$12,789	$11,167	$1,622	14.5%
Information technology and related expense	4,284	3,622	662	18.3
Occupancy, net	3,292	2,839	453	16.0
Regulatory and outside services	1,056	1,151	(95)	(8.3)
Advertising and promotional	1,390	1,337	53	4.0
Deposit and loan transaction costs	465	1,313	(848)	(64.6)
Office supplies and related expense	736	442	294	66.5
Federal insurance premium	659	847	(188)	(22.2)
Other non-interest expense	1,470	880	590	67.0
Total non-interest expense	$26,141	$23,598	$2,543	10.8

The increase in salaries and employee benefits was due primarily to expenses related to former CCB employees. The increase in information technology and related expense was due mainly to an increase in software licensing expense. The increase in occupancy, net was due primarily to expenses related to properties acquired in the CCB acquisition. The decrease in deposit and loan transaction costs was due mainly to the adoption of the new revenue recognition standard discussed above. The increase in office supplies and related expense was due mainly to the timing of such expenses. The increase in other non-interest expense was due primarily to amortization of deposit intangibles associated with the acquisition of CCB.

The Company's efficiency ratio was 45.38% for the current quarter compared to 42.66% for the prior year quarter. The change in the efficiency ratio was due mainly to an increase in non-interest expense.

Income Tax Expense
Income tax expense was $6.9 million for the current quarter compared to $8.4 million for the prior year quarter. The effective tax rate for the current quarter was 21.9% compared to 26.5% for the prior year quarter. The difference in the effective tax rates between periods was due mainly to the Tax Act being signed into law in December 2017, which resulted in the Company using a blended statutory income tax rate of 24.5% for fiscal year 2018 compared to the current fiscal year statutory income tax rate of 21%.
.

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

	For the Three Months Ended
	March 31, 2019			March 31, 2018
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans	$6,746,611	$61,325	3.64%	$6,782,122	$59,469	3.51%
Commercial loans	680,110	8,186	4.80	288,956	3,033	4.20
Consumer loans	137,342	2,146	6.33	123,778	1,692	5.54
Total loans receivable(1)	7,564,063	71,657	3.79	7,194,856	64,194	3.57
MBS(2)	959,897	6,301	2.63	938,143	5,390	2.30
Investment securities(2)(3)	272,218	1,505	2.21	305,285	1,094	1.43
FHLB stock	99,725	1,831	7.45	193,477	3,201	6.71
Cash and cash equivalents(4)	124,444	743	2.39	2,076,109	7,895	1.52
Total interest-earning assets(1)(2)	9,020,347	82,037	3.64	10,707,870	81,774	3.06
Other non-interest-earning assets	370,396			310,401
Total assets	$9,390,743			$11,018,271

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$1,076,504	149	0.06	$868,878	76	0.04
Savings	358,733	56	0.06	360,471	321	0.36
Money market	1,275,504	2,269	0.72	1,195,699	1,106	0.38
Retail/business certificates	2,491,814	11,492	1.87	2,432,667	9,541	1.59
Wholesale certificates	401,722	2,130	2.15	403,293	1,436	1.44
Total deposits	5,604,277	16,096	1.16	5,261,008	12,480	0.96
FHLB borrowings(5)	2,203,872	12,525	2.30	4,180,927	18,772	1.81
Other borrowings	104,399	819	3.14	100,000	633	2.53
Total borrowings	2,308,271	13,344	2.33	4,280,927	19,405	1.83
Total interest-bearing liabilities	7,912,548	29,440	1.51	9,541,935	31,885	1.35
Other non-interest-bearing liabilities	123,280			115,505
Stockholders' equity	1,354,915			1,360,831
Total liabilities and stockholders' equity	$9,390,743			$11,018,271
					(Continued)

	For the Three Months Ended
	March 31, 2019			March 31, 2018
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
	(Dollars in thousands)

Net interest income(6)		$52,597			$49,889
Net interest rate spread(7)(8)			2.13%			1.71%
Net interest-earning assets	$1,107,799			$1,165,935
Net interest margin(8)(9)			2.33			1.86
Ratio of interest-earning assets to interest-bearing liabilities			1.14x			1.12x

Selected performance ratios:
Return on average assets (annualized)(8)			1.05%			0.85%
Return on average equity (annualized)(8)			7.25			6.86
Average equity to average assets			14.43			12.35
Operating expense ratio(10)			1.11			0.86
Efficiency ratio(8)(11)			45.38			42.66
Pre-tax yield on leverage strategy(12)			—			0.18

					(Concluded)

(1)	Balances are adjusted for unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.

(2)	AFS securities are adjusted for unamortized purchase premiums or discounts.

(3)
The average balance of investment securities includes an average balance of nontaxable securities of $22.0 million and $24.8 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

(4)
There were no cash and cash equivalents related to the leverage strategy during the quarter ended March 31, 2019. The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $1.91 billion for the three months ended March 31, 2018.

(5)
There were no FHLB borrowings related to the leverage strategy during the quarter ended March 31, 2019. Included in this line, for the quarter ended March 31, 2018, are FHLB borrowings related to the leverage strategy with an average outstanding balance of $2.01 billion and interest paid of $7.8 million, at a weighted average rate of 1.55%, and FHLB borrowings not related to the leverage strategy with an average outstanding balance of $2.17 billion and interest paid of $11.0 million, at a weighted average rate of 2.05%. The FHLB advance amounts and rates included in this line include the effect of interest rate swaps and are net of deferred prepayment penalties.

(6)
Net interest income represents the difference between interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income depends on the average balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

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

	For the Three Months Ended
	March 31, 2019			March 31, 2018
	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Return on average assets (annualized)	1.05%	—%	1.05%	0.85%	(0.15)%	1.00%
Return on average equity (annualized)	7.25	—	7.25	6.86	0.21	6.65
Net interest margin	2.33	—	2.33	1.86	(0.38)	2.24
Net interest rate spread	2.13	—	2.13	1.71	(0.34)	2.05
Efficiency Ratio	45.38	—	45.38	42.66	(0.52)	43.18

(9)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

(10)	The operating expense ratio represents annualized non-interest expense as a percentage of average assets.

(11)	The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income.

(12)	The pre-tax yield on the leverage strategy represents annualized pre-tax income resulting from the transaction as a percentage of the average interest-earning assets associated with the transaction.

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended March 31, 2019 to the three months ended March 31, 2018. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended March 31,
	2019 vs. 2018
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$4,373	$3,090	$7,463
MBS	128	783	911
Investment securities	(129)	540	411
FHLB stock	(1,690)	320	(1,370)
Cash and cash equivalents	(10,058)	2,906	(7,152)
Total interest-earning assets	(7,376)	7,639	263

Interest-bearing liabilities:
Checking	21	52	73
Savings	(1)	(264)	(265)
Money market	78	1,085	1,163
Certificates of deposit	227	2,418	2,645
FHLB borrowings	(7,636)	1,389	(6,247)
Other borrowings	186	—	186
Total interest-bearing liabilities	(7,125)	4,680	(2,445)

Net change in net interest income	$(251)	$2,959	$2,708

Comparison of Operating Results for the Three Months Ended March 31, 2019 and December 31, 2018

For the quarter ended March 31, 2019, the Company recognized net income of $24.6 million, or $0.18 per share, compared to net income of $24.4 million, or $0.18 per share, for the quarter ended December 31, 2018.

Net interest income increased $296 thousand, or 0.6%, from the prior quarter to $52.6 million for the current quarter. The net interest margin increased six basis points from 2.27% for the prior quarter to 2.33% for the current quarter. The leverage strategy was in place at certain times during the prior quarter, but was not utilized during the current quarter. Excluding the effects of the leverage strategy, the net interest margin would have increased one basis point from 2.32% for the prior quarter to 2.33% for the current quarter.

Interest and Dividend Income
The weighted average yield on total interest-earning assets for the current quarter increased eight basis points, from 3.56% for the prior quarter to 3.64% for the current quarter, while the average balance of interest-earning assets decreased $204.6 million between the two periods. Absent the impact of the leverage strategy, the weighted average yield on total interest-earning assets would have increased five basis points, from 3.59% for the prior quarter to 3.64% for the current quarter, and the average balance of interest-earning assets would have increased $23.6 million. The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2019	2018	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$71,657	$70,772	$885	1.3%
MBS	6,301	6,523	(222)	(3.4)
FHLB stock	1,831	1,971	(140)	(7.1)
Investment securities	1,505	1,441	64	4.4
Cash and cash equivalents	743	1,714	(971)	(56.7)
Total interest and dividend income	$82,037	$82,421	$(384)	(0.5)

The increase in interest income on loans receivable was due to a $42.1 million increase in the average balance of the portfolio, as well as a four basis point increase in the weighted average yield on the portfolio to 3.79% for the current quarter. The increase in the weighted average yield was due primarily to the origination of loans at higher market rates and legacy adjustable-rate loans repricing to higher market rates.

The decrease in interest income on the MBS portfolio was due to a $47.7 million decrease in the average balance of the portfolio, partially offset by a four basis point increase in the weighted average yield on the portfolio to 2.63% for the current quarter. The increase in the weighted average yield was due primarily to a decrease in net premium amortization in the current quarter, as well as adjustable-rate MBS repricing to higher market rates. Net premium amortization of $309 thousand during the current quarter decreased the weighted average yield on the portfolio by 12 basis points. During the prior quarter, $349 thousand of net premiums were amortized which decreased the weighted average yield on the portfolio by 14 basis points.

The table above includes interest income on cash and cash equivalents associated and not associated with the leverage strategy. Interest income on cash and cash equivalents not related to the leverage strategy increased $255 thousand from the prior quarter due to a $37.5 million increase in the average balance, as well as a 19 basis point increase in the weighted average yield, which was related to balances held at the FRB of Kansas City. Interest income on cash associated with the leverage strategy decreased $1.2 million from the prior quarter due to the leverage strategy not being in place during the current quarter.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities for the current quarter increased three basis points, from 1.48% for the prior quarter to 1.51% for the current quarter, while the average balance of interest-bearing liabilities decreased $130.3 million between the two periods. Absent the impact of the leverage strategy, the weighted average rate paid on total interest-bearing liabilities for the current quarter would have increased five basis points, from 1.46% for the prior quarter to 1.51% for the current quarter, and the average balance of interest-bearing liabilities would have increased $97.9 million. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2019	2018	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$16,096	$15,725	$371	2.4%
FHLB borrowings	12,525	13,530	(1,005)	(7.4)
Other borrowings	819	865	(46)	(5.3)
Total interest expense	$29,440	$30,120	$(680)	(2.3)

The increase in interest expense on deposits was due primarily to a three basis point increase in the weighted average rate paid, to 1.16% for the current quarter, as well as a $74.7 million increase in the average balance of the portfolio. The increase in the weighted average rate paid was due primarily to increases in the average retail/business certificate of deposit portfolio rate and wholesale certificate of deposit portfolio rate, which increased five basis points and 19 basis points, respectively.

The table above includes interest expense on FHLB borrowings associated and not associated with the leverage strategy. Interest expense on FHLB borrowings not related to the leverage strategy increased $372 thousand from the prior quarter due to a 10 basis point increase in the weighted average rate paid, to 2.30% for the current quarter. The increase in the weighted average rate paid was due mainly to a full quarter impact of advances that matured in the prior quarter being replaced at higher market rates. Interest expense on FHLB borrowings associated with the leverage strategy decreased $1.4 million from the prior quarter due to the leverage strategy not being in place during the current quarter.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2019	2018	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$3,091	$3,352	$(261)	(7.8)%
Income from BOLI	587	635	(48)	(7.6)
Other non-interest income	1,323	1,437	(114)	(7.9)
Total non-interest income	$5,001	$5,424	$(423)	(7.8)

The decrease in deposit service fees was due mainly to a decrease in debit card and service charge income resulting from a reduction in transaction volume due to the seasonality of such activity, partially offset by lower interchange network charges in the current quarter.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2019	2018	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$12,789	$12,962	$(173)	(1.3)%
Information technology and related expense	4,284	4,599	(315)	(6.8)
Occupancy, net	3,292	3,252	40	1.2
Regulatory and outside services	1,056	1,766	(710)	(40.2)
Advertising and promotional	1,390	760	630	82.9
Deposit and loan transaction costs	465	736	(271)	(36.8)
Office supplies and related expense	736	459	277	60.3
Federal insurance premium	659	528	131	24.8
Other non-interest expense	1,470	1,720	(250)	(14.5)
Total non-interest expense	$26,141	$26,782	$(641)	(2.4)

The decrease in information technology and related expense was due primarily to the prior quarter including accelerated depreciation related to the implementation of enhancements in the Bank's information technology infrastructure. The decrease in regulatory and outside services was due mainly to a decrease in audit fees. The increase in advertising and promotional was due primarily to the timing of advertising campaigns and sponsorships. The decrease in deposit and loan transaction costs was due mainly to a reduction in costs associated with the Bank's online banking services. The increase in office supplies and related expense was due mainly to the timing of such expenses. The decrease in other non-interest expense was due primarily to a decrease in OREO operations expense.

The Company's efficiency ratio was 45.38% for the current quarter compared to 46.40% for the prior quarter. The improvement in the efficiency ratio was due primarily to lower non-interest expense in the current quarter compared to the prior quarter.

Income Tax Expense
Income tax expense was $6.9 million for the current quarter, compared to $6.6 million for the prior quarter. The effective tax rate was 21.9% for the current quarter compared to 21.2% for the prior quarter.

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

	For the Three Months Ended
	March 31, 2019			December 31, 2018
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans	$6,746,611	$61,325	3.64%	$6,793,226	$60,983	3.59%
Commercial loans	680,110	8,186	4.80	589,346	7,602	5.05
Consumer loans	137,342	2,146	6.33	139,373	2,187	6.23
Total loans receivable(1)	7,564,063	71,657	3.79	7,521,945	70,772	3.75
MBS(2)	959,897	6,301	2.63	1,007,645	6,523	2.59
Investment securities(2)(3)	272,218	1,505	2.21	282,256	1,441	2.04
FHLB stock	99,725	1,831	7.45	108,227	1,971	7.23
Cash and cash equivalents(4)	124,444	743	2.39	304,893	1,714	2.20
Total interest-earning assets(1)(2)	9,020,347	82,037	3.64	9,224,966	82,421	3.56
Other non-interest-earning assets	370,396			367,755
Total assets	$9,390,743			$9,592,721

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$1,076,504	149	0.06	$1,050,474	144	0.05
Savings	358,733	56	0.06	349,406	57	0.06
Money market	1,275,504	2,269	0.72	1,246,809	2,172	0.69
Retail/business certificates	2,491,814	11,492	1.87	2,499,056	11,455	1.82
Wholesale certificates	401,722	2,130	2.15	383,860	1,897	1.96
Total deposits	5,604,277	16,096	1.16	5,529,605	15,725	1.13
FHLB borrowings(5)	2,203,872	12,525	2.30	2,403,568	13,530	2.22
Other borrowings	104,399	819	3.14	109,716	865	3.08
Total borrowings	2,308,271	13,344	2.33	2,513,284	14,395	2.26
Total interest-bearing liabilities	7,912,548	29,440	1.51	8,042,889	30,120	1.48
Other non-interest-bearing liabilities	123,280			167,205
Stockholders' equity	1,354,915			1,382,627
Total liabilities and stockholders' equity	$9,390,743			$9,592,721
					(Continued)

	For the Three Months Ended
	March 31, 2019			December 31, 2018
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
	(Dollars in thousands)

Net interest income(6)		$52,597			$52,301
Net interest rate spread(7)(8)			2.13%			2.08%
Net interest-earning assets	$1,107,799			$1,182,077
Net interest margin(8)(9)			2.33			2.27
Ratio of interest-earning assets to interest-bearing liabilities			1.14x			1.15x

Selected performance ratios:
Return on average assets (annualized)(8)			1.05%			1.02%
Return on average equity (annualized)(8)			7.25			7.05
Average equity to average assets			14.43			14.41
Operating expense ratio(10)			1.11			1.12
Efficiency ratio(8)(11)			45.38			46.40
Pre-tax yield on leverage strategy(12)			—			0.03

					(Concluded)

(1)	Balances are adjusted for unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.

(2)	AFS securities are adjusted for unamortized purchase premiums or discounts.

(3)
The average balance of investment securities includes an average balance of nontaxable securities of $22.0 million and $23.5 million for the three months ended March 31, 2019 and December 31, 2018, respectively.

(4)
There were no cash and cash equivalents related to the leverage strategy during the quarter ended March 31, 2019. The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $218.0 million for the quarter ended December 31, 2018.

(5)
There were no FHLB borrowings related to the leverage strategy during the quarter ended March 31, 2019. Included in this line, for the quarter ended December 31, 2018, are FHLB borrowings related to the leverage strategy with an average outstanding balance of $228.3 million and interest paid of $1.4 million, at a weighted average rate of 2.36%, and FHLB borrowings not related to the leverage strategy with an average outstanding balance of $2.18 billion and interest paid of $12.2 million, at a weighted average rate of 2.20%. The FHLB advance amounts and rates included in this line include the effect of interest rate swaps and are net of deferred prepayment penalties.

(6)
Net interest income represents the difference between interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income depends on the average balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

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

	For the Three Months Ended
	March 31, 2019			December 31, 2018
	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Return on average assets (annualized)	1.05%	—%	1.05%	1.02%	(0.02)%	1.04%
Return on average equity (annualized)	7.25	—	7.25	7.05	—	7.05
Net interest margin	2.33	—	2.33	2.27	(0.05)	2.32
Net interest rate spread	2.13	—	2.13	2.08	(0.05)	2.13
Efficiency Ratio	45.38	—	45.38	46.40	0.01	46.39

(9)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

(10)	The operating expense ratio represents annualized non-interest expense as a percentage of average assets.

(11)	The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income.

(12)	The pre-tax yield on the leverage strategy represents annualized pre-tax income resulting from the transaction as a percentage of the average interest-earning assets associated with the transaction.

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended March 31, 2019 to the three months ended December 31, 2018. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended
	March 31, 2019 vs. December 31, 2018
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$536	$349	$885
MBS	(312)	90	(222)
Investment securities	(53)	117	64
FHLB stock	(186)	46	(140)
Cash and cash equivalents	(1,100)	129	(971)
Total interest-earning assets	(1,115)	731	(384)

Interest-bearing liabilities:
Checking	2	4	6
Savings	1	(2)	(1)
Money market	34	63	97
Certificates of deposit	23	246	269
FHLB borrowings	(1,320)	315	(1,005)
Other borrowings	(164)	118	(46)
Total interest-bearing liabilities	(1,424)	744	(680)

Net change in net interest income	$309	$(13)	$296

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

If management observes a trend in the amount and frequency of line of credit utilization and/or short-term borrowings that is not in conjunction with a planned strategy, such as the leverage strategy, the Bank will likely utilize long-term wholesale borrowing sources such as FHLB advances and/or repurchase agreements to provide long-term, fixed-rate funding. The maturities of these long-term borrowings are generally staggered in order to mitigate the risk of a highly negative cash flow position at maturity. The Bank's internal policy limits total borrowings to 55% of total assets. At March 31, 2019, the Bank had total borrowings, at par, of $2.34 billion, or approximately 25% of total assets.

The amount of FHLB advances outstanding at March 31, 2019 was $2.14 billion, of which $990.0 million was scheduled to mature in the next 12 months, including $640.0 million of FHLB advances tied to interest rate swaps. All FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB. At March 31, 2019, the ratio of the par value of the Bank's FHLB borrowings to Call Report total assets was 23%. When the full leverage strategy is in place, FHLB borrowings may be in excess of 40% of the Bank's Call Report total assets, and may be in excess of 40% as long as the Bank continues its leverage strategy and FHLB senior management continues to approve the Bank's borrowing limit being in excess of 40% of Call Report total assets. All or a portion of the FHLB borrowings in conjunction with the leverage strategy can be repaid at any point in time while the strategy is in effect, if necessary or desired.

At March 31, 2019, the Bank had repurchase agreements of $100.0 million, or approximately 1% of total assets, none of which were scheduled to mature in the next 12 months. The Bank may enter into additional repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to the total borrowings limit of 55% as discussed above. The Bank has pledged securities with an estimated fair value of $108.7 million as collateral for repurchase agreements as of March 31, 2019. The securities pledged for the repurchase agreements will be delivered back to the Bank when the repurchase agreements mature.

The Bank could utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At March 31, 2019, the Bank had $668.6 million of securities that were eligible but unused as collateral for borrowing or other liquidity needs.

The Bank has access to other sources of funds for liquidity purposes, such as brokered and public unit deposits. As of March 31, 2019, the Bank's policy allowed for combined brokered and public unit deposits up to 15% of total deposits. At March 31, 2019, the Bank did not have any brokered deposits and public unit deposits were approximately 7% of total deposits. Management continuously monitors the wholesale deposit market for opportunities to obtain funds at attractive rates. The Bank had pledged securities with an estimated fair value of $465.2 million as collateral for public unit deposits at March 31, 2019. The securities pledged as collateral for public unit deposits are held under joint custody with FHLB and generally will be released upon deposit maturity.

At March 31, 2019, $1.37 billion of the Bank's certificate of deposit portfolio was scheduled to mature within one year, including $324.9 million of public unit certificates of deposit. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products of the Bank at the prevailing rate, although no assurance can be given in this regard.  We also anticipate the majority of the maturing public unit certificates of deposit will be replaced with similar wholesale funding products.

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

The following table presents the contractual maturities of our loan, MBS, and investment securities portfolios at March 31, 2019, along with associated weighted average yields. Loans and securities which have adjustable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses. As of March 31, 2019, the amortized cost of investment securities in our portfolio which are callable or have pre-refunding dates within one year was $245.4 million.

	Loans(1)		MBS		Investment Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Amounts due:
Within one year	$213,027	5.18%	$565	4.19%	$9,240	1.79%	$222,832	5.04%

After one year:
Over one to two years	133,741	4.65	13,813	2.79	81,813	1.58	229,367	3.44
Over two to three years	62,944	4.88	10,364	2.62	79,664	2.70	152,972	3.59
Over three to five years	103,163	4.87	87,536	1.72	118,177	2.76	308,876	3.17
Over five to ten years	692,187	3.74	329,638	2.35	—	—	1,021,825	3.29
Over ten to fifteen years	1,251,826	3.61	232,856	3.06	—	—	1,484,682	3.52
After fifteen years	5,107,188	3.77	310,522	2.99	—	—	5,417,710	3.73
Total due after one year	7,351,049	3.78	984,729	2.67	279,654	2.40	8,615,432	3.61

	$7,564,076	3.82	$985,294	2.67	$288,894	2.38	$8,838,264	3.65

(1)
Demand loans, loans having no stated maturity, and overdraft loans are included in the amounts due within one year. Construction loans are presented based on the estimated term to complete construction. The maturity date for home equity loans that were not added in the CCB acquisition assumes the customer always makes the required minimum payment. For home equity loans acquired in the CCB acquisition, the maturity date is based on the contractual maturity date.

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

The maximum balance of short-term FHLB borrowings outstanding at any month-end during the six months ended March 31, 2019 was $1.09 billion, and the average balance of short-term FHLB borrowings outstanding during this period was $1.11 billion at a weighted average contractual rate of 2.31%. Short-term FHLB borrowings for this disclosure are defined as those with maturity dates within the next 12 months. This compares to a balance of short-term FHLB borrowings outstanding at March 31, 2019 of $1.09 billion at a weighted average contractual rate of 2.40%.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company's consolidated financial statements for the quarter ended March 31, 2019, or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action ("PCA"). As of March 31, 2019, the Bank and Company exceeded all regulatory capital requirements. The following table presents the regulatory capital ratios of the Bank and the Company at March 31, 2019.

				Regulatory
				Requirement For
			Minimum	Well-Capitalized
	Bank	Company	Regulatory	Status of Bank
	Ratios	Ratios	Requirement	Under PCA Provisions
Tier 1 leverage ratio	12.9%	14.3%	4.0%	5.0%
Common Equity Tier 1 capital ratio	24.7	27.5	4.5	6.5
Tier 1 capital ratio	24.7	27.5	6.0	8.0
Total capital ratio	24.8	27.7	8.0	10.0

The following table presents a reconciliation of equity under GAAP to regulatory capital amounts, as of March 31, 2019, for the Bank and the Company (dollars in thousands):

	Bank	Company
Total equity as reported under GAAP	$1,216,532	$1,355,983
AOCI	5,416	5,415
Goodwill and other intangibles, net of deferred tax liabilities	(14,641)	(14,641)
Total tier 1 capital	1,207,307	1,346,757
ACL	8,619	8,619
Total capital	$1,215,926	$1,355,376

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

Qualitative Disclosure about Market Risk
At March 31, 2019, the Bank's gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $433.5 million, or 4.54% of total assets, compared to $100.6 million, or 1.08% of total assets, at December 31, 2018. The increase in the one-year gap amount was due primarily to an expected increase in cash flows from mortgage-related assets compared to December 31, 2018 as a result of lower interest rates. As interest rates fall, borrowers have more economic incentive to refinance their mortgages and agency debt issuers have more economic incentive or opportunity to exercise their call options in order to issue new debt at lower interest rates, resulting in higher projected cash flows on these assets.

The majority of interest-earning assets anticipated to reprice in the coming year are repayments and prepayments on one- to four-family loans and MBS, both of which include the option to prepay without a fee being paid by the contract holder. The amount of interest-bearing liabilities expected to reprice in a given period is not typically impacted significantly by changes in interest rates because the Bank's borrowings and certificate of deposit portfolios have contractual maturities and generally cannot be terminated early without a prepayment penalty. If interest rates were to increase 200 basis points, as of March 31, 2019, the Bank's one-year gap is projected to be $(271.1) million, or (2.84)% of total assets. This compares to a one-year gap of $(419.2) million, or (4.51)% of total assets, if interest rates were to have increased 200 basis points as of December 31, 2018. The decrease in the gap compared to no change in rates is due to lower anticipated cash flows in the higher interest rate environment.

During the current quarter, loan repayments totaled $233.6 million and cash flows from the securities portfolio totaled $139.3 million. The majority of these cash flows were reinvested into new loans and securities at current market interest rates. Total cash flows from fixed-rate liabilities that matured and repriced into current market interest rates during the current quarter were $293.8 million. These offsetting cash flows allow the Bank to manage its interest rate risk and gap position more precisely than if the Bank did not have offsetting cash flows due to its mix of assets or maturity structure of liabilities.

Other strategies include managing the Bank's wholesale assets and liabilities. The Bank primarily uses long-term fixed-rate borrowings with no embedded options to lengthen the average life of the Bank's liabilities. The fixed-rate characteristics of these borrowings lock-in the cost until maturity and thus decrease the amount of liabilities repricing as interest rates move higher compared to funding with lower-cost short-term borrowings. These borrowings are laddered in order to prevent large amounts of liabilities repricing in any one period. The WAL of the Bank's term borrowings as of March 31, 2019 was 1.5 years. However, including the impact of interest rate swaps related to $640.0 million of adjustable-rate FHLB advances, the WAL of the Bank's term borrowings as of March 31, 2019 was 2.8 years. The interest rate swaps effectively convert the adjustable-rate borrowings into long-term, fixed-rate liabilities.

The Bank uses the securities portfolio to shorten the average life of the Bank's assets. Security purchases over the past few years have primarily been focused on callable agency debentures with maturities no longer than five years, shorter duration MBS, and adjustable-rate MBS. These securities have a shorter average life and provide a steady source of cash flow that can be reinvested as interest rates rise into higher-yielding assets.

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

Over the last few years, the Bank has priced long-term certificates of deposit more aggressively than short-term certificates of deposit with the goal of giving customers incentive to move funds into longer-term certificates of deposit when interest rates were lower. Since December 2015, when short-term interest rates began to rise, the Bank's portfolio of retail/business certificates of deposit with terms of four years or longer has increased approximately 25%, while the Bank's portfolio of retail/business certificates of deposit with terms of one year to four years has decreased approximately 15%. Long-term certificates of deposit reduce the amount of liabilities repricing as interest rates rise in a given time period.

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

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$1,763,040	$2,010,180	$1,281,935	$2,491,673	$7,546,828
Securities(2)	539,720	432,531	161,623	135,561	1,269,435
Other interest-earning assets	196,112	—	—	—	196,112
Total interest-earning assets	2,498,872	2,442,711	1,443,558	2,627,234	9,012,375

Interest-bearing liabilities:
Non-maturity deposits(3)	241,981	359,654	287,723	1,945,412	2,834,770
Certificates of deposit	1,373,243	1,060,054	487,107	494	2,920,898
Borrowings(4)	450,000	1,125,000	465,000	341,285	2,381,285
Total interest-bearing liabilities	2,065,224	2,544,708	1,239,830	2,287,191	8,136,953

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$433,648	$(101,997)	$203,728	$340,043	$875,422

Cumulative excess of interest-earning assets over
interest-bearing liabilities	$433,648	$331,651	$535,379	$875,422

Cumulative (deficiency) excess of interest-earning assets over interest-bearing liabilities as a percent of total Bank assets at:
March 31, 2019	4.54%	3.48%	5.61%	9.17%
September 30, 2018	(0.16)

Cumulative one-year gap - interest rates +200 bps at:
March 31, 2019	(2.84)
September 30, 2018	(4.18)

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

(2)
MBS reflect projected prepayments at amortized cost. Investment securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of March 31, 2019, at amortized cost.

(3)
Although the Bank's checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts is based on assumptions developed from our actual experiences with these accounts. If all of the Bank's checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $2.16 billion, for a cumulative one-year gap of (22.6)% of total assets.

(4)
Borrowings exclude deferred prepayment penalty costs. Included in this line are $640.0 million of FHLB adjustable-rate advances tied to interest rate swaps. The repricing for these liabilities is projected to occur at the maturity date of each interest rate swap.

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

Change	Net Interest Income At
(in Basis Points)	March 31, 2019			September 30, 2018
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100 bp	$198,623	$(2,761)	(1.37)%	$201,434	$1,221	0.61%
000 bp	201,384	—	—	200,213	—	—
+100 bp	199,036	(2,348)	(1.17)	196,272	(3,941)	(1.97)
+200 bp	194,681	(6,703)	(3.33)	190,872	(9,341)	(4.67)
+300 bp	188,820	(12,564)	(6.24)	184,603	(15,610)	(7.80)

(1)	Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The net interest income projection was higher in the base case scenario at March 31, 2019 compared to September 30, 2018 due mainly to an increase in the loan portfolio yield at March 31, 2019. The net interest income projections decreased from the base case in all rising rate scenarios at March 31, 2019 and September 30, 2018. The net interest income projection was less adversely impacted in the rising interest rate scenarios at March 31, 2019 compared to September 30, 2018, due primarily to lower interest rates at March 31, 2019. Lower interest rates increased the projected cash flows from the Bank's mortgage-related assets, thus reducing the negative impact of rising interest rates. At March 31, 2019, the net interest income was also negatively impacted in the decreasing interest rate scenario. In this scenario, as interest rates decrease, asset cash flows increase to such a point that assets reprice at a faster pace than liabilities.

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

Change	Market Value of Portfolio Equity At
(in Basis Points)	March 31, 2019			September 30, 2018
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100 bp	$1,460,906	$(11,582)	(0.79)%	$1,498,631	$53,683	3.72%
000 bp	1,472,488	—	—	1,444,948	—	—
+100 bp	1,378,492	(93,996)	(6.38)	1,281,910	(163,038)	(11.28)
+200 bp	1,201,896	(270,592)	(18.38)	1,087,644	(357,304)	(24.73)
+300 bp	1,004,144	(468,344)	(31.81)	888,611	(556,337)	(38.50)

(1)	Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The percentage change in the Bank's MVPE at March 31, 2019 was less adversely impacted in the increasing interest rate scenarios than at September 30, 2018. This was due primarily to a decrease in interest rates between the two periods. As interest rates fall, borrowers have more economic incentive to refinance their mortgages and agency debt issuers have more economic incentive or opportunity to exercise their call options in order to issue new debt at lower interest rates, resulting in higher projected cash flows on these assets. As interest rates increase in the rising rate scenarios, repayments on mortgage-related assets are more likely to decrease and only be realized through significant changes in borrowers' lives such as divorce, death, job-related relocations, or other events as there is less economic incentive for borrowers to prepay their debt, resulting in an increase in the average life of mortgage-related assets. Similarly, call projections for the Bank's callable agency debentures decrease as interest rates rise, which results in cash flows related to these assets moving closer to the contractual maturity dates. The higher expected average lives of these assets, relative to the assumptions in the base case interest rate environment, increases the sensitivity of their market value to changes in interest rates. At March 31, 2019, the MVPE was also negatively impacted in the decreasing interest rate scenario. In this scenario, as interest rates decrease, the market value of liabilities increases at a faster pace than the market value of assets.

The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates for our interest-earning assets and interest-bearing liabilities as of March 31, 2019. Yields presented for interest-earning assets include the amortization of fees, costs, premiums and discounts, which are considered adjustments to the yield. The interest rate presented for term borrowings is the effective rate, which includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The WAL presented for term borrowings includes the effect of interest rate swaps. The maturity and repricing terms presented for one- to four-family loans represent the contractual terms of the loan.

	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Investment securities	$288,894	2.38%	0.8	22.7%	3.2%
MBS - fixed	674,696	2.47	3.2	52.9	7.4
MBS - adjustable	310,598	3.12	2.7	24.4	3.4
Total securities	1,274,188	2.61	2.5	100.0%	14.0
Loans receivable:
Fixed-rate one- to four-family:
<= 15 years	1,087,536	3.16	3.8	14.4%	11.9
> 15 years	4,475,937	3.89	6.1	59.2	48.9
Fixed-rate commercial	398,455	4.61	6.2	5.3	4.4
All other fixed-rate loans	49,927	5.38	3.2	0.6	0.4
Total fixed-rate loans	6,011,855	3.82	5.6	79.5	65.6
Adjustable-rate one- to four-family:
<= 36 months	238,789	2.37	3.1	3.1	2.6
> 36 months	863,497	3.40	2.4	11.4	9.4
Adjustable-rate commercial	331,248	5.20	6.4	4.4	3.6
All other adjustable-rate loans	118,687	6.16	1.5	1.6	1.3
Total adjustable-rate loans	1,552,221	3.84	3.3	20.5	16.9
Total loans receivable	7,564,076	3.82	5.2	100.0%	82.5
FHLB stock	102,631	7.47	1.5		1.1
Cash and cash equivalents	218,051	2.39	—		2.4
Total interest-earning assets	$9,158,946	3.66	4.6		100.0%

Non-maturity deposits	$2,778,939	0.36	13.6	48.8%	34.6%
Retail/business certificates of deposit	2,522,044	1.93	1.6	44.2	31.4
Public unit certificates of deposit	400,128	2.22	0.6	7.0	5.0
Total deposits	5,701,111	1.19	7.4	100.0%	71.0
Term borrowings	2,240,000	2.29	2.8	95.7%	27.8
FHLB line of credit	100,000	2.64	—	4.3	1.2
Total borrowings	2,340,000	2.31	2.6	100.0%	29.0
Total interest-bearing liabilities	$8,041,111	1.51	6.0		100.0%
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of March 31, 2019. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2019, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The following table summarizes our stock repurchase activity during the three months ended March 31, 2019 and additional information regarding our stock repurchase program. The Company has $70.0 million of common stock authorized under its stock repurchase plan. There is no expiration for this repurchase plan. Shares may be repurchased from time to time in the open-market based upon market conditions and available liquidity.

				Approximate
	Total		Total Number of	Dollar Value of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
	Purchased	per Share	Announced Plans	Under the Plan
January 1, 2019 through
January 31, 2019	—	$—	—	$70,000,000
February 1, 2019 through
February 28, 2019	—	—	—	70,000,000
March 1, 2019 through
March 31, 2019	—	—	—	70,000,000
Total	—	—	—	70,000,000

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

10.1(iii)	Form of Change of Control Agreement with Daniel L. Lehman filed on November 29, 2016 as Exhibit 10.1(v) to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.1(iv)	Form of Change of Control Agreement with Robert D. Kobbeman filed on November 29, 2018 as Exhibit 10.1(iv) to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.1(v)	Employment Agreement with Robert D. Kobbeman filed on November 29, 2018 as Exhibit 10.1(v) to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.1(vi)	Form of Change of Control Agreement with Anthony S. Barry
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
The following information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, filed with the Securities and Exchange Commission on May 10, 2019, has been formatted in eXtensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets at March 31, 2019 and September 30, 2018, (ii) Consolidated Statements of Income for the three and six months ended March 31, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2019 and 2018, (iv) Consolidated Statements of Stockholders' Equity for the three and six months ended March 31, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the six months ended March 31, 2019 and 2018, and (vi) Notes to the Unaudited Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: May 10, 2019	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and Chief Executive Officer

Date: May 10, 2019	By:	/s/ Kent G. Townsend
Kent G. Townsend, Executive Vice President,
Chief Financial Officer and Treasurer