Form 10-Q
period 2019-06-30
Capitol Federal Financial, Inc.
filed 2019-08-09
CIK 1490906

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
Form 10-Q
________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒            Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐        Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 2, 2019, there were 141,433,530 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except per share amounts)

	June 30,	September 30,
	2019	2018
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $20,204 and $122,733)	$43,051	$139,055
Securities:
Available-for-sale ("AFS"), at estimated fair value (amortized cost of $759,221 and $718,564)	769,393	714,614
Held-to-maturity ("HTM"), at amortized cost (estimated fair value of $486,590 and $601,071)	483,858	612,318
Loans receivable, net (allowance for credit losses ("ACL") of $9,036 and $8,463)	7,507,468	7,514,485
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	100,109	99,726
Premises and equipment, net	96,170	96,005
Income taxes receivable, net	495	2,177
Other assets	285,731	271,167
TOTAL ASSETS	$9,286,275	$9,449,547

LIABILITIES:
Deposits	$5,580,871	$5,603,354
FHLB borrowings	2,139,987	2,174,981
Other borrowings	100,000	110,052
Advance payments by borrowers for taxes and insurance	39,769	65,264
Deferred income tax liabilities, net	15,135	21,253
Accounts payable and accrued expenses	83,414	83,021
Total liabilities	7,959,176	8,057,925

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 141,421,630 and 141,225,516
shares issued and outstanding as of June 30, 2019 and September 30, 2018, respectively	1,414	1,412
Additional paid-in capital	1,209,740	1,207,644
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(35,104)	(36,343)
Retained earnings	163,581	214,569
Accumulated other comprehensive (loss) income ("AOCI"), net of tax	(12,532)	4,340
Total stockholders' equity	1,327,099	1,391,622
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,286,275	$9,449,547

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
INTEREST AND DIVIDEND INCOME:
Loans receivable	$71,434	$64,893	$213,863	$193,276
Mortgage-backed securities ("MBS")	6,613	5,921	19,437	16,563
FHLB stock	1,865	2,819	5,667	9,115
Investment securities	1,835	1,307	4,781	3,395
Cash and cash equivalents	464	7,221	2,921	22,230
Total interest and dividend income	82,211	82,161	246,669	244,579
INTEREST EXPENSE:
Deposits	16,909	13,587	48,730	38,028
FHLB borrowings	12,981	18,501	39,036	55,190
Other borrowings	640	640	2,324	2,665
Total interest expense	30,530	32,728	90,090	95,883
NET INTEREST INCOME	51,681	49,433	156,579	148,696
PROVISION FOR CREDIT LOSSES	450	—	450	—
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	51,231	49,433	156,129	148,696
NON-INTEREST INCOME:
Deposit service fees	3,131	3,915	9,581	11,550
Income from bank-owned life insurance ("BOLI")	590	510	1,812	1,320
Other non-interest income	1,953	999	4,706	3,345
Total non-interest income	5,674	5,424	16,099	16,215
NON-INTEREST EXPENSE:
Salaries and employee benefits	13,454	11,936	39,205	33,631
Information technology and related expense	4,652	3,363	13,535	10,316
Occupancy, net	3,224	2,787	9,768	8,391
Regulatory and outside services	1,425	1,628	4,247	3,919
Advertising and promotional	1,447	1,490	3,597	3,512
Office supplies and related expense	689	455	1,884	1,339
Deposit and loan transaction costs	681	1,437	1,882	4,157
Federal insurance premium	600	813	1,787	2,512
Other non-interest expense	1,519	602	4,709	2,368
Total non-interest expense	27,691	24,511	80,614	70,145
INCOME BEFORE INCOME TAX EXPENSE	29,214	30,346	91,614	94,766
INCOME TAX EXPENSE	6,317	7,974	19,780	17,228
NET INCOME	$22,897	$22,372	$71,834	$77,538

Basic earnings per share ("EPS")	$0.17	$0.17	$0.52	$0.58
Diluted EPS	$0.17	$0.17	$0.52	$0.58

Basic weighted average common shares	137,720,480	134,484,240	137,635,099	134,428,280
Diluted weighted average common shares	137,787,528	134,529,953	137,690,434	134,490,555

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$22,897	$22,372	$71,834	$77,538
Other comprehensive income (loss), net of tax:
Changes in unrealized gains (losses) on AFS securities,
net of taxes of $(1,317), $437, $(3,432) and $1,756	4,102	(1,366)	10,690	(4,430)
Changes in unrealized gains (losses) on cash flow hedges,
net of taxes of $3,601, $9, $8,847 and $(1,858)	(11,218)	(30)	(27,562)	4,608
Comprehensive income	$15,781	$20,976	$54,962	$77,716

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Nine Months Ended June 30, 2019
		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at September 30, 2018	$1,412	$1,207,644	$(36,343)	$214,569	$4,340	$1,391,622
Net income				24,383		24,383
Other comprehensive loss, net of tax					(6,217)	(6,217)
Cumulative effect of adopting Accounting Standards Update ("ASU") 2014-09				394		394
ESOP activity		118	413			531
Stock-based compensation		95				95
Stock options exercised	1	466				467
Cash dividends to stockholders ($0.475 per share)				(65,362)		(65,362)
Balance at December 31, 2018	1,413	1,208,323	(35,930)	173,984	(1,877)	1,345,913
Net income				24,554		24,554
Other comprehensive loss, net of tax					(3,539)	(3,539)
ESOP activity		134	413			547
Stock-based compensation		90				90
Stock options exercised		118				118
Cash dividends to stockholders ($0.085 per share)				(11,700)		(11,700)
Balance at March 31, 2019	1,413	1,208,665	(35,517)	186,838	(5,416)	1,355,983
Net income				22,897		22,897
Other comprehensive loss, net of tax					(7,116)	(7,116)
ESOP activity		147	413			560
Stock-based compensation		167				167
Stock options exercised	1	761				762
Cash dividends to stockholders ($0.335 per share)				(46,154)		(46,154)
Balance at June 30, 2019	$1,414	$1,209,740	$(35,104)	$163,581	$(12,532)	$1,327,099

						(Continued)

	For the Nine Months Ended June 30, 2018
		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at September 30, 2017	$1,382	$1,167,368	$(37,995)	$234,640	$2,918	$1,368,313
Net income				31,836		31,836
Other comprehensive income, net of tax					156	156
Cumulative effect of adopting ASU 2016-09		19		(19)		—
ESOP activity		165	413			578
Stock-based compensation		94				94
Stock options exercised		46				46
Cash dividends to stockholders ($0.375 per share)				(50,412)		(50,412)
Balance at December 31, 2017	1,382	1,167,692	(37,582)	216,045	3,074	1,350,611
Net income				23,330		23,330
Other comprehensive income, net of tax					1,418	1,418
Reclassification of certain tax effects related to adopting ASU 2018-02				(667)	667	—
ESOP activity		123	413			536
Stock-based compensation		93				93
Stock options exercised		179				179
Cash dividends to stockholders ($0.085 per share)				(11,427)		(11,427)
Balance at March 31, 2018	1,382	1,168,087	(37,169)	227,281	5,159	1,364,740
Net income				22,372		22,372
Other comprehensive loss, net of tax					(1,396)	(1,396)
ESOP activity		122	413			535
Stock-based compensation		93				93
Stock options exercised	1	23				24
Cash dividends to stockholders ($0.335 per share)				(45,043)		(45,043)
Balance at June 30, 2018	$1,383	$1,168,325	$(36,756)	$204,610	$3,763	$1,341,325

See accompanying notes to consolidated financial statements.						(Concluded)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Nine Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$71,834	$77,538
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(5,667)	(9,115)
Provision for credit losses	450	—
Originations of loans receivable held-for-sale ("LHFS")	—	(777)
Proceeds from sales of LHFS	—	16,423
Amortization and accretion of premiums and discounts on securities	959	2,478
Depreciation and amortization of premises and equipment	6,907	6,275
Amortization of intangible assets	1,766	—
Amortization of deferred amounts related to FHLB advances, net	6	1,008
Common stock committed to be released for allocation - ESOP	1,638	1,649
Stock-based compensation	352	280
Changes in:
Unrestricted cash collateral (provided to)/received from derivative counterparties, net	(9,970)	6,071
Other assets, net	2,962	444
Income taxes payable/receivable, net	1,679	(531)
Deferred income tax liabilities, net	(699)	(6,038)
Accounts payable and accrued expenses	(16,691)	(5,643)
Net cash provided by operating activities	55,526	90,062

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(286,488)	(312,285)
Proceeds from calls, maturities and principal reductions of AFS securities	246,648	164,446
Proceeds from calls, maturities and principal reductions of HTM securities	126,684	160,792
Proceeds from sale of AFS securities	—	2,078
Proceeds from the redemption of FHLB stock	102,554	195,246
Purchase of FHLB stock	(97,270)	(185,871)
Net change in loans receivable	5,533	(61,681)
Purchase of premises and equipment	(8,846)	(7,062)
Proceeds from sale of other real estate owned ("OREO")	1,624	2,161
Net cash provided by (used in) investing activities	90,439	(42,176)

		(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Nine Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(123,216)	(106,882)
Net change in deposits	(22,483)	13,215
Proceeds from borrowings	3,043,700	14,900,100
Repayments on borrowings	(3,088,752)	(15,000,100)
Change in advance payments by borrowers for taxes and insurance	(25,495)	(24,049)
Stock options exercised	1,347	249
Net cash used in financing activities	(214,899)	(217,467)

NET DECREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	(68,934)	(169,581)

CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS:
Beginning of period	139,055	351,659
End of period	$70,121	$182,078

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Loans transferred to LHFS	$—	$15,814

See accompanying notes to consolidated financial statements.		(Concluded)

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

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Cash, cash equivalents, restricted cash and restricted cash equivalents reported in the statement of cash flows include cash and cash equivalents of $43.1 million and $139.1 million at June 30, 2019 and September 30, 2018 and restricted cash and cash equivalents of $27.0 million at June 30, 2019, which was included in other assets on the consolidated balance sheet.  There was no restricted cash and cash equivalents at September 30, 2018.  The restricted cash and cash equivalents relate to the collateral postings to/from the Bank's derivative counterparties associated with the Bank's interest rate swaps.  See additional discussion regarding the interest rate swaps in Note 5. Borrowed Funds.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU, as amended, replaces the incurred loss impairment methodology in current GAAP, which requires credit losses to be recognized when it is probable that a loss has been incurred, with a new impairment methodology. The new impairment methodology requires an entity to measure, at each reporting date, the expected credit losses of financial assets not measured at fair value, such as loans, HTM debt securities, and loan commitments, over their contractual lives. Under the new impairment methodology, expected credit losses will be measured at each reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Additionally, the ASU amends the current credit loss measurements for AFS debt securities. Credit losses related to AFS debt securities will be recorded through the ACL rather than as a direct write-down as per current GAAP. The ASU also requires enhanced disclosures related to credit quality and significant estimates and judgments used by management when estimating credit losses. The ASU will become effective for the Company on October 1, 2020. The Company continues to work with a software provider on the application and implementation of the new accounting guidance. The integration of the Company's data with the software provider is substantially complete. During the remainder of calendar year 2019, the Company will be working with the software provider on such items as data review, model development and documentation, and economic forecasting process development and documentation. While we are currently unable to reasonably estimate the impact of adopting this ASU, we expect the impact of adoption will be influenced by the composition of our loan and securities portfolios as well as the economic conditions and forecasts at the time of adoption.

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

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share amounts)
Net income	$22,897	$22,372	$71,834	$77,538
Income allocated to participating securities	(16)	(9)	(35)	(32)
Net income available to common stockholders	$22,881	$22,363	$71,799	$77,506

Average common shares outstanding	137,637,428	134,401,188	137,593,497	134,386,678
Average committed ESOP shares outstanding	83,052	83,052	41,602	41,602
Total basic average common shares outstanding	137,720,480	134,484,240	137,635,099	134,428,280

Effect of dilutive stock options	67,048	45,713	55,335	62,275

Total diluted average common shares outstanding	137,787,528	134,529,953	137,690,434	134,490,555

Net EPS:
Basic	$0.17	$0.17	$0.52	$0.58
Diluted	$0.17	$0.17	$0.52	$0.58

Antidilutive stock options, excluded from the diluted average
common shares outstanding calculation	457,486	578,777	491,669	541,493

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS and HTM securities at the dates presented. The majority of the MBS and investment securities portfolios are composed of securities issued by United States government-sponsored enterprises ("GSEs").

	June 30, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
MBS	$502,286	$10,164	$84	$512,366
GSE debentures	252,795	417	330	252,882
Municipal bonds	4,140	6	1	4,145
	$759,221	$10,587	$415	$769,393
HTM:
MBS	$466,890	$5,727	$3,038	$469,579
Municipal bonds	16,968	45	2	17,011
	$483,858	$5,772	$3,040	$486,590

	September 30, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
MBS	$445,883	$3,270	$4,063	$445,090
GSE debentures	268,525	30	3,157	265,398
Municipal bonds	4,156	—	30	4,126
	$718,564	$3,300	$7,250	$714,614
HTM:
MBS	$591,900	$4,514	$15,589	$580,825
Municipal bonds	20,418	—	172	20,246
	$612,318	$4,514	$15,761	$601,071

The following tables summarize the estimated fair value and gross unrealized losses of those securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	June 30, 2019
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
AFS:
MBS	$—	$—	$23,861	$84
GSE debentures	—	—	99,657	330
Municipal bonds	—	—	753	1
	$—	$—	$124,271	$415

HTM:
MBS	$—	$—	$291,326	$3,038
Municipal bonds	—	—	2,044	2
	$—	$—	$293,370	$3,040

	September 30, 2018
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
AFS:
MBS	$324,563	$3,797	$8,129	$266
GSE debentures	101,735	1,231	148,049	1,926
Municipal bonds	4,126	30	—	—
	$430,424	$5,058	$156,178	$2,192

HTM:
MBS	$58,233	$904	$362,806	$14,685
Municipal bonds	18,345	171	685	1
	$76,578	$1,075	$363,491	$14,686

The unrealized losses at June 30, 2019 and September 30, 2018 were primarily a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary. Therefore, these securities have not been classified as other-than-temporarily impaired. The impairment is also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities, nor is it more likely than not that the Company will be required to sell the securities, before the recovery of the remaining amortized cost amount, which could be at maturity. As a result of the analysis, management has concluded that no other-than-temporary impairments existed at June 30, 2019 or September 30, 2018.

The amortized cost and estimated fair value of debt securities as of June 30, 2019, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without prepayment penalty. For this reason, MBS are not included in the maturity categories.

	AFS		HTM
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
One year or less	$55,393	$55,183	$5,103	$5,104
One year through five years	201,542	201,844	11,865	11,907
	256,935	257,027	16,968	17,011
MBS	502,286	512,366	466,890	469,579
	$759,221	$769,393	$483,858	$486,590

The following table presents the taxable and non-taxable components of interest income on investment securities for the periods presented.

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Taxable	$1,749	$1,214	$4,516	$3,092
Non-taxable	86	93	265	303
	$1,835	$1,307	$4,781	$3,395

The following table summarizes the carrying value of securities pledged as collateral for the obligations indicated below as of the dates presented.

	June 30, 2019	September 30, 2018
	(Dollars in thousands)
Public unit deposits	$423,281	$515,553
Repurchase agreements	107,147	108,360
Federal Reserve Bank of Kansas City ("FRB of Kansas City")	7,462	9,529
	$537,890	$633,442

4. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at the dates presented is summarized as follows:

	June 30, 2019	September 30, 2018
	(Dollars in thousands)
One- to four-family:
Originated	$3,853,289	$3,965,692
Correspondent purchased	2,417,307	2,505,987
Bulk purchased	264,256	293,607
Construction	34,481	33,149
Total	6,569,333	6,798,435
Commercial:
Commercial real estate	612,287	426,243
Commercial and industrial	68,243	62,869
Construction	118,218	80,498
Total	798,748	569,610
Consumer:
Home equity	122,696	129,588
Other	10,964	10,012
Total	133,660	139,600

Total loans receivable	7,501,741	7,507,645

Less:
ACL	9,036	8,463
Discounts/unearned loan fees	31,748	33,933
Premiums/deferred costs	(46,511)	(49,236)
	$7,507,468	$7,514,485

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

The Bank also originates owner-occupied construction-to-permanent loans secured by one- to four-family residential real estate. Construction draw requests and the supporting documentation are reviewed and approved by designated personnel. The Bank also performs regular documented inspections of the construction project to ensure the funds are being used for the intended purpose and the project is being completed according to the plans and specifications provided.

Commercial loans - The Bank's commercial real estate and commercial construction loans are originated by the Bank or are in participation with a lead bank. When underwriting a commercial real estate or commercial construction loan, several factors are considered, such as the income producing potential of the property, cash equity provided by the borrower, the financial strength of the borrower, managerial expertise of the borrower or tenant, feasibility studies, lending experience with the borrower and the marketability of the property. For commercial real estate and commercial construction participation loans, the Bank performs the same underwriting procedures as if the loan was being originated by the Bank. At the time of origination, loan-to-value ("LTV") ratios on commercial real estate loans generally do not exceed 85% of the appraised value of the property securing the loans and the minimum debt service coverage ratio is generally 1.15. For commercial construction loans, LTV ratios generally do not exceed 80% of the projected appraised value of the property securing the loans and the minimum debt service coverage ratio is generally 1.15, but it applies to the projected cash flows, and the borrower must have successful experience with the construction and operation of properties similar to the subject property. Appraisals on properties securing these loans are performed by independent state certified fee appraisers.

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

Credit Quality Indicators - Based on the Bank's lending emphasis and underwriting standards, management has segmented the loan portfolio into three segments: (1) one- to four-family; (2) consumer; and (3) commercial. These segments are further divided into classes for purposes of providing disaggregated information about the credit quality of the loan portfolio. The classes are: one- to four-family - originated, one- to four-family - correspondent purchased, one- to four-family - bulk purchased, consumer - home equity, consumer - other, commercial - commercial real estate, and commercial - commercial and industrial. One- to four-family construction loans are included in either the originated class or correspondent purchased class, and commercial construction loans are included in the commercial real estate class.

The Bank's primary credit quality indicators for the one- to four-family and consumer - home equity loan portfolios are delinquency status, asset classifications, LTV ratios, and borrower credit scores. The Bank's primary credit quality indicators for the commercial and consumer - other loan portfolios are delinquency status and asset classifications.

The following tables present the recorded investment, by class, in loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total recorded investment at the dates presented. The recorded investment in loans is defined as the unpaid principal balance of a loan, less charge-offs and inclusive of unearned loan fees and deferred costs. At June 30, 2019 and September 30, 2018, all loans 90 or more days delinquent were on nonaccrual status.

	June 30, 2019
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family:
Originated	$7,698	$5,048	$12,746	$3,860,206	$3,872,952
Correspondent purchased	3,777	884	4,661	2,445,882	2,450,543
Bulk purchased	2,265	2,216	4,481	260,964	265,445
Commercial:
Commercial real estate	1,200	—	1,200	725,337	726,537
Commercial and industrial	507	—	507	67,089	67,596
Consumer:
Home equity	561	397	958	121,570	122,528
Other	68	2	70	10,833	10,903
	$16,076	$8,547	$24,623	$7,491,881	$7,516,504

	September 30, 2018
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family:
Originated	$10,613	$5,025	$15,638	$3,968,362	$3,984,000
Correspondent purchased	3,846	458	4,304	2,536,913	2,541,217
Bulk purchased	3,521	3,063	6,584	288,386	294,970
Commercial:
Commercial real estate	76	—	76	501,932	502,008
Commercial and industrial	250	—	250	61,255	61,505
Consumer:
Home equity	472	521	993	128,351	129,344
Other	61	10	71	9,833	9,904
	$18,839	$9,077	$27,916	$7,495,032	$7,522,948

The recorded investment in mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of June 30, 2019 and September 30, 2018 was $2.3 million and $2.9 million, respectively, which is included in loans 90 or more days delinquent or in foreclosure in the table above.   The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure was $546 thousand at June 30, 2019 and $1.3 million at September 30, 2018.

The following table presents the recorded investment, by class, in loans classified as nonaccrual at the dates presented.

	June 30, 2019	September 30, 2018
	(Dollars in thousands)
One- to four-family:
Originated	$6,080	$6,503
Correspondent purchased	884	863
Bulk purchased	2,593	3,063
Commercial:
Commercial real estate	—	—
Commercial and industrial	—	—
Consumer:
Home equity	401	530
Other	2	10
	$9,960	$10,969

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

The following table sets forth the recorded investment in loans classified as special mention or substandard, by class, at the dates presented. Special mention and substandard loans are included in the ACL formula analysis model if the loans are not individually evaluated for loss. Loans classified as doubtful or loss are individually evaluated for loss. At the dates presented, there were no loans classified as doubtful, and all loans classified as loss were fully charged-off. The increase in special mention loans at June 30, 2019 compared to September 30, 2018 was due primarily to one commercial real estate loan that relates to a recently opened large hotel and convention center. Due to the identified credit weaknesses, management made the decision to classify the loan as special mention during the June 30, 2019 quarter. Management continues to closely monitor the hotel and convention center and surrounding activities.

	June 30, 2019		September 30, 2018
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family:
Originated	$10,600	$17,361	$8,660	$22,409
Correspondent purchased	1,744	2,729	997	3,126
Bulk purchased	103	5,410	—	7,195
Commercial:
Commercial real estate	53,411	2,481	1,251	1,368
Commercial and industrial	1,574	3,489	1,126	—
Consumer:
Home equity	159	656	298	894
Other	14	2	—	10
	$67,605	$32,128	$12,332	$35,002

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

	June 30, 2019		September 30, 2018
	Credit Score	LTV	Credit Score	LTV
One- to four-family - originated	768	62%	767	63%
One- to four-family - correspondent	764	66	764	67
One- to four-family - bulk purchased	761	61	758	62
Consumer - home equity	754	19	750	22
	766	63	765	63

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

	For the Three Months Ended			For the Nine Months Ended
	June 30, 2019			June 30, 2019
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
(Dollars in thousands)
One- to four-family:
Originated	—	$—	$—	1	$117	$117
Correspondent purchased	—	—	—	—	—	—
Bulk purchased	1	69	69	2	377	377
Commercial:
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer:
Home equity	—	—	—	—	—	—
Other	—	—	—	—	—	—
	1	$69	$69	3	$494	$494

	For the Three Months Ended			For the Nine Months Ended
	June 30, 2018			June 30, 2018
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
(Dollars in thousands)
One- to four-family:
Originated	1	$40	$47	4	$207	$223
Correspondent purchased	1	97	97	1	97	97
Bulk purchased	—	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer:
Home equity	—	—	—	—	—	—
Other	—	—	—	—	—	—
	2	$137	$144	5	$304	$320

The following table provides information on TDRs that became delinquent during the periods presented within 12 months after being restructured.

	For the Three Months Ended				For the Nine Months Ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
One- to four-family:
Originated	—	$—	1	$34	1	$45	20	$1,288
Correspondent purchased	—	—	—	—	—	—	1	124
Bulk purchased	—	—	—	—	—	—	3	1,040
Commercial:
Commercial real estate	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer:
Home equity	—	—	—	—	—	—	4	133
Other	—	—	—	—	—	—	—	—
	—	$—	1	$34	1	$45	28	$2,585

Impaired loans - The following information pertains to impaired loans, by class, as of the dates presented. All impaired loans were individually evaluated for loss and all losses were charged-off, resulting in no related ACL for these loans.

	June 30, 2019		September 30, 2018
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal
	Investment	Balance	Investment	Balance
	(Dollars in thousands)
One- to four-family:
Originated	$15,383	$15,955	$18,857	$19,388
Correspondent purchased	1,844	1,949	2,668	2,768
Bulk purchased	4,958	5,675	6,011	6,976
Commercial:
Commercial real estate	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer:
Home equity	369	490	504	720
Other	—	29	—	25
	$22,554	$24,098	$28,040	$29,877

The following information pertains to impaired loans, by class, for the periods presented.

	For the Three Months Ended				For the Nine Months Ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
One- to four-family:
Originated	$15,235	$163	$21,939	$236	16,450	515	25,254	784
Correspondent purchased	2,007	20	3,055	24	2,162	65	3,351	88
Bulk purchased	5,114	48	6,113	48	5,350	134	6,563	143
Commercial:
Commercial real estate	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer:
Home equity	381	6	552	10	435	22	609	29
Other	—	—	—	—	—	—	—	—
	$22,737	$237	$31,659	$318	$24,397	$736	$35,777	$1,044

Allowance for Credit Losses - The following is a summary of ACL activity, by loan portfolio segment, for the periods presented, and the ending balance of ACL based on the Company's impairment methodology.

	For the Three Months Ended June 30, 2019
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,173	$1,392	$802	$4,367	$4,088	$164	$8,619
Charge-offs	(45)	—	—	(45)	—	(16)	(61)
Recoveries	3	—	—	3	17	8	28
Provision for credit losses	(95)	(117)	(60)	(272)	727	(5)	450
Ending balance	$2,036	$1,275	$742	$4,053	$4,832	$151	$9,036

	For the Nine Months Ended June 30, 2019
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,953	$1,861	$925	$5,739	$2,556	$168	$8,463
Charge-offs	(75)	—	(26)	(101)	—	(28)	(129)
Recoveries	8	—	106	114	44	94	252
Provision for credit losses	(850)	(586)	(263)	(1,699)	2,232	(83)	450
Ending balance	$2,036	$1,275	$742	$4,053	$4,832	$151	$9,036

	For the Three Months Ended June 30, 2018
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$3,156	$2,034	$1,000	$6,190	$2,038	$162	$8,390
Charge-offs	(51)	—	—	(51)	—	(3)	(54)
Recoveries	4	—	—	4	—	4	8
Provision for credit losses	(80)	(111)	—	(191)	192	(1)	—
Ending balance	$3,029	$1,923	$1,000	$5,952	$2,230	$162	$8,344

	For the Nine Months Ended June 30, 2018
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$3,173	$1,922	$1,000	$6,095	$2,112	$191	$8,398
Charge-offs	(122)	(128)	—	(250)	—	(38)	(288)
Recoveries	21	—	196	217	—	17	234
Provision for credit losses	(43)	129	(196)	(110)	118	(8)	—
Ending balance	$3,029	$1,923	$1,000	$5,952	$2,230	$162	$8,344

The following is a summary of the loan portfolio and related ACL balances, at the dates presented, by loan portfolio segment disaggregated by the Company's impairment method. There was no ACL for loans individually evaluated for impairment at either date as all losses were charged-off.

	June 30, 2019
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$3,857,569	$2,448,698	$260,488	$6,566,755	$794,133	$133,062	$7,493,950

Recorded investment in loans
individually evaluated for impairment	15,383	1,845	4,957	22,185	—	369	22,554
	$3,872,952	$2,450,543	$265,445	$6,588,940	$794,133	$133,431	$7,516,504

ACL for loans collectively
evaluated for impairment	$2,036	$1,275	$742	$4,053	$4,832	$151	$9,036

	September 30, 2018
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$3,965,143	$2,538,549	$288,959	$6,792,651	$563,513	$138,744	$7,494,908

Recorded investment in loans
individually evaluated for impairment	18,857	2,668	6,011	27,536	—	504	28,040
	$3,984,000	$2,541,217	$294,970	$6,820,187	$563,513	$139,248	$7,522,948

ACL for loans collectively
evaluated for impairment	$2,953	$1,861	$925	$5,739	$2,556	$168	$8,463

5. BORROWED FUNDS
FHLB Borrowings and Interest Rate Swaps - At June 30, 2019 and September 30, 2018, the Bank had interest rate swap agreements with a total notional amount of $640.0 million and $475.0 million, respectively, in order to hedge the variable cash flows associated with $640.0 million and $475.0 million, respectively, of adjustable-rate FHLB advances. At June 30, 2019 and September 30, 2018, the interest rate swap agreements had an average remaining term to maturity of 4.6 years and 5.8 years, respectively. The interest rate swaps were designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the interest rate swap agreements. At June 30, 2019, the interest rate swaps were in a loss position with a total fair value of $26.7 million, which was reported in accounts payable and accrued expenses on the consolidated balance sheet. At September 30, 2018, the interest rate swaps were in a gain position with a total fair value of $9.7 million, which was reported in other assets on the consolidated balance sheet. During the three and nine months ended June 30, 2019, $55 thousand and $106 thousand, respectively, were reclassified from AOCI as an increase to interest expense. During the three and nine months ended June 30, 2018, $29 thousand and $443 thousand, respectively, were reclassified from AOCI as a decrease to interest expense. There was no hedge ineffectiveness recognized in the consolidated statements of income during any of these periods. At June 30, 2019, the Company estimates that $4.2 million will be reclassified as an increase to interest expense during the next 12 months. The Bank has minimum collateral posting thresholds with its derivative counterparties and posts collateral on a daily basis. The Bank posted cash collateral of $27.0 million at June 30, 2019 and held cash collateral of $10.0 million at September 30, 2018.

Junior Subordinated Debentures and Trust Preferred Securities - In conjunction with the Capital City Bancshares, Inc. ("CCB") acquisition, the Company assumed $10.1 million of junior subordinated debentures relating to mandatorily redeemable capital trust preferred securities that were previously issued by CCB-sponsored trusts to third party investors. The proceeds from the sale of the trust preferred securities to investors were invested by the trusts in the related junior subordinated debentures issued by CCB. The junior subordinated debentures were redeemed by the Company during the nine months ended June 30, 2019, which resulted in the concurrent redemption by the trusts of the related trust preferred securities.

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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value. The majority of the securities within the AFS portfolio were issued by GSEs. The Company primarily uses prices obtained from third party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third party pricing service when determining the fair value of its securities during the nine months ended June 30, 2019 or during fiscal year 2018. The Company's major security types, based on the nature and risks of the securities, are:

•
GSE Debentures - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for similar securities. (Level 2)

•
MBS - Estimated fair values are based on a discounted cash flow method. Cash flows are determined based on prepayment projections of the underlying mortgages and are discounted using current market yields for benchmark securities. (Level 2)

•
Municipal Bonds - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for securities with similar credit profiles. (Level 2)

Interest Rate Swaps - The Company's interest rate swaps are designated as cash flow hedges and are reported at fair value in other assets on the consolidated balance sheet if in a gain position, and in accounts payable and accrued expenses if in a loss position, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. See "Note 5. Borrowed Funds" for additional information. The estimated fair values of the interest rates swaps are obtained from the counterparty and are determined using a discounted cash flow analysis using observable market-based inputs. On a quarterly basis, management corroborates the estimated fair values by internally calculating the estimated fair value using a discounted cash flow analysis with independent observable market-based inputs from a third party. The Company did not make any adjustments to the estimated fair values during the nine months ended June 30, 2019 or during fiscal year 2018. (Level 2)

The following tables provide the level of valuation assumption used to determine the carrying value of the Company's financial instruments measured at fair value on a recurring basis at the dates presented. The Company did not have any Level 3 financial instruments measured at fair value on a recurring basis at June 30, 2019 or September 30, 2018. The Company did not have any liabilities measured at fair value at September 30, 2018.

	June 30, 2019
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$512,366	$—	$512,366	$—
GSE debentures	252,882	—	252,882	—
Municipal bonds	4,145	—	4,145	—
	769,393	—	769,393	—
Interest rate swaps	—	—	—	—
	$769,393	$—	$769,393	$—

Liabilities:
Interest rate swaps	$26,726	$—	$26,726	$—

	September 30, 2018
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$445,090	$—	$445,090	$—
GSE debentures	265,398	—	265,398	—
Municipal bonds	4,126	—	4,126	—
	714,614	—	714,614	—
Interest rate swaps	9,685	—	9,685	—
	$724,299	$—	$724,299	$—

The following is a description of valuation methodologies used for significant financial instruments measured at fair value on a non-recurring basis.

Loans Receivable - The amount of loans individually evaluated for impairment on a non-recurring basis during the nine months ended June 30, 2019 and 2018 that were still held in the portfolio as of June 30, 2019 and 2018 was $4.6 million and $5.8 million, respectively. All of these loans were secured by residential real estate and were individually evaluated to determine if the carrying value of the loan was in excess of the fair value of the collateral, less estimated selling costs of 10%. Fair values were estimated through current appraisals. Management does not adjust or apply a discount to the appraised value, except for the estimated sales cost noted above. The primary significant unobservable input for loans individually evaluated for impairment was the appraisal. Fair values of loans individually evaluated for impairment cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan and, as such, are classified as Level 3. Based on this evaluation, the Bank charged-off all loss amounts as of June 30, 2019 and 2018; therefore, the fair value was equal to the carrying value and there was no ACL related to these loans.

OREO - OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower of cost or fair value. The fair value for OREO is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value or listing price, except for the estimated sales costs noted above. The primary significant unobservable input for OREO was the appraisal or listing price. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property and, as such, are classified as Level 3. The fair value of OREO measured on a non-recurring basis during the nine months ended June 30, 2019 and 2018 that was still held in the portfolio as of June 30, 2019 and 2018 was $333 thousand and $897 thousand, respectively. The carrying value of the properties equaled the fair value of the properties at June 30, 2019 and 2018.

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

The carrying amounts and estimated fair values of the Company's financial instruments by fair value hierarchy, at the dates presented, were as follows:

	June 30, 2019
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$43,051	$43,051	$43,051	$—	$—
AFS securities	769,393	769,393	—	769,393	—
HTM securities	483,858	486,590	—	486,590	—
Loans receivable	7,507,468	7,695,557	—	—	7,695,557
FHLB stock	100,109	100,109	100,109	—	—
Liabilities:
Deposits	5,580,871	5,603,444	2,677,515	2,925,929	—
FHLB borrowings	2,139,987	2,146,308	100,000	2,046,308	—
Other borrowings	100,000	100,240	—	100,240	—
Interest rate swaps	26,726	26,726	—	26,726	—

	September 30, 2018
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$139,055	$139,055	$139,055	$—	$—
AFS securities	714,614	714,614	—	714,614	—
HTM securities	612,318	601,071	—	601,071	—
Loans receivable	7,514,485	7,418,026	—	—	7,418,026
FHLB stock	99,726	99,726	99,726	—	—
Interest rate swaps	9,685	9,685	—	9,685	—
Liabilities:
Deposits	5,603,354	5,569,591	2,666,297	2,903,294	—
FHLB borrowings	2,174,981	2,145,477	100,000	2,045,477	—
Other borrowings	110,052	109,465	10,503	98,962	—

7. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following is a summary of changes in the components of AOCI, net of tax, for the periods presented.

	For the Three Months Ended June 30, 2019
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$3,598	$(9,014)	$(5,416)
Other comprehensive income (loss), before reclassifications	4,102	(11,273)	(7,171)
Amount reclassified from AOCI	—	55	55
Other comprehensive income (loss)	4,102	(11,218)	(7,116)
Ending balance	$7,700	$(20,232)	$(12,532)

	For the Nine Months Ended June 30, 2019
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$(2,990)	$7,330	$4,340
Other comprehensive income (loss), before reclassifications	10,690	(27,668)	(16,978)
Amount reclassified from AOCI	—	106	106
Other comprehensive income (loss)	10,690	(27,562)	(16,872)
Ending balance	$7,700	$(20,232)	$(12,532)

	For the Three Months Ended June 30, 2018
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$687	$4,472	$5,159
Other comprehensive income (loss), before reclassifications	(1,366)	(1)	(1,367)
Amount reclassified from AOCI	—	(29)	(29)
Other comprehensive income (loss)	(1,366)	(30)	(1,396)
Ending balance	$(679)	$4,442	$3,763

	For the Nine Months Ended June 30, 2018
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$3,290	$(372)	$2,918
Other comprehensive income (loss), before reclassifications	(4,430)	5,051	621
Amount reclassified from AOCI	—	(443)	(443)
Other comprehensive income (loss)	(4,430)	4,608	178
Reclassification of certain income tax effects related to adoption of ASU 2018-02	461	206	667
Ending balance	$(679)	$4,442	$3,763
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

Details of the Company's primary types of non-interest income revenue streams by financial statement line reported in the consolidated statements of income that are within the scope of the amended ASU and ASC Topic 606 are below. During the current year nine month period, revenue from contracts with customers totaled $12.4 million.

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

In order to participate in the card payment networks, the Company must pay various transaction related costs established by the networks ("interchange network charges"), including membership fees and a per unit charge for each transaction. The Company determined it is acting as an agent for its debit card customers when they are utilizing the card payment networks; therefore, upon adoption of the amended ASU, interchange transaction fee income is reported net of interchange network charges. Previously, interchange network charges were reported in deposit and loan expense. Interchange network charges totaled $2.5 million and $2.2 million for the nine months ended June 30, 2019 and 2018, respectively.

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

These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our future results to differ materially from the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions expressed in the forward-looking statements:

•	our ability to maintain overhead costs at reasonable levels;

•	our ability to originate and purchase a sufficient volume of one- to four-family loans in order to maintain the balance of that portfolio at a level desired by management;

•	our ability to invest funds in wholesale or secondary markets at favorable yields compared to the related funding source;

•	our ability to access cost-effective funding;

•	the expected cost savings, synergies and other benefits from the acquisition of CCB might not be realized within the anticipated time frames or at all;

•	our ability to extend the commercial banking and trust asset management expertise acquired from CCB through our existing branch footprint;

•	fluctuations in deposit flows;

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

•
increases in classified and/or non-performing assets, which may require the Bank to increase the ACL, charge-off loans and incur elevated collection and carrying costs related to such non-performing assets;

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

For the quarter ended June 30, 2019, the Company recognized net income of $22.9 million, or $0.17 per share, compared to net income of $22.4 million, or $0.17 per share for the quarter ended June 30, 2018. The $525 thousand increase in net income was due primarily to an increase in net interest income and a decrease in income tax expense, partially offset by an increase in non-interest expense.

For the nine month period ended June 30, 2019, the Company recognized net income of $71.8 million, or $0.52 per share, a decrease of $5.7 million, or 7.4%, from the nine month period ended June 30, 2018. The decrease in net income was due primarily to an increase in non-interest expense during the current year nine month period, as well as the enactment of the Tax Cuts and Jobs Act (the "Tax Act") positively impacting the prior year nine month period as discussed below. These changes were partially offset by an increase in net interest income due primarily to the higher yielding loans added in the CCB acquisition. The Tax Act reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. In accordance with GAAP, the Company revalued its deferred tax assets and liabilities in December 2017 to account for the lower corporate income tax rate, which reduced income tax expense.

At times, the Bank has utilized a leverage strategy to increase earnings. The leverage strategy during the current year nine month period involved borrowing up to $2.10 billion either on the Bank's FHLB line of credit or by entering into short-term FHLB advances, depending on the rates offered by FHLB. The borrowings were repaid prior to quarter end, or earlier if the strategy was suspended. The proceeds from the borrowings, net of the required FHLB stock holdings which yielded 7.3% from dividends during the current year nine month period, were deposited at the FRB of Kansas City. Net income attributable to the leverage strategy is largely derived from the dividends received on FHLB stock holdings, plus the net interest rate spread between the yield on the cash at the FRB of Kansas City and the rate paid on the related FHLB borrowings, less applicable federal insurance premiums and estimated taxes. Net income attributable to the leverage strategy was $14 thousand during the current year nine month period, compared to $1.7 million during the prior year nine month period. The decrease was due mainly to the strategy being suspended for the majority of the current year nine month period due to the large negative interest rate spread making the strategy unprofitable. Management continues to monitor the net interest rate spread and overall profitability of the strategy. It is expected that the strategy will be reimplemented if it reaches a position that is profitable.

The net interest margin increased 43 basis points, from 1.87% for the prior year nine month period to 2.30% for the current year nine month period. When the leverage strategy is in place, it reduces the net interest margin due to the amount of earnings from the transaction in comparison to the size of the transaction. The leverage strategy was suspended at certain times during the current year nine month period due to the negative interest rate spreads between the related FHLB borrowings and cash held at the FRB of Kansas City, making the transaction unprofitable. Excluding the effects of the leverage strategy, the net interest margin would have increased nine basis points, from 2.23% for the prior year nine month period to 2.32% for the current year nine month period. The increase in the net interest margin, excluding the effects of the leverage strategy, was due mainly to the addition of higher yielding commercial loans in the CCB acquisition.

To the extent market rates of interest remain at current levels or go lower during the quarter ending September 30, 2019, the Company expects a decrease in our net interest margin due primarily to lower yields on our loans and securities. If realized, the decrease in the yields on our loans and securities is expected to be from loans originated at lower rates, adjustable-rate loans repricing lower and increased prepayment speeds on our correspondent loans and MBS portfolios, which would accelerate the amortization of the premiums we have paid to acquire these assets. The rates on our certificate of deposit portfolio and borrowings may also decrease if market rates decrease, but likely at a slower pace than interest-earning assets because the majority of those liabilities have stated maturities. It is anticipated that our non-interest income and non-interest expense will remain consistent with prior periods in the upcoming quarter.
Management continues to manage the size and mix of the loan portfolio by utilizing cash flows from the one- to four-family loan portfolio to fund commercial loan growth. Given the current level of total assets, it is unlikely that net loan growth will substantially increase in the current environment. Over the past few years, cash flows from the securities portfolio have been used primarily to purchase loans and in part to pay down FHLB advances. By moving cash from lower yielding assets to higher yielding assets and repaying higher costing liabilities, we have been able to maintain our net interest margin.  Additionally, the Bank recently began reducing its balance of public unit certificates of deposit in order to reduce its use of expensive wholesale funds and release securities pledged as collateral, which assists with liquidity levels. Management intends to reduce the balance of public unit certificates of deposit to approximately $300.0 million by September 30, 2019. Management continues to evaluate liquidity levels, as measured by the ratio of securities and cash to total assets, and may consider reducing its target ratio below the current target level of 15%.

Total assets at June 30, 2019 were $9.29 billion, a decrease of $163.3 million from September 30, 2018. The decrease was largely in operating cash and the securities portfolio. The loans receivable portfolio has been relatively unchanged during the current fiscal year. The one- to four-family loan portfolio decreased $229.1 million while the commercial loan portfolio increased by the same amount as cash flows from the one- to four-family loan portfolio were used to fund commercial loan growth. During the current year nine month period, the Bank originated and refinanced $429.7 million of one- to four-family and consumer loans with a weighted average rate of 4.45% and purchased $122.4 million of one- to four-family loans from correspondent lenders with a weighted average rate of 4.30%. The Bank also originated $147.0 million of commercial loans with a weighted average rate of 5.05% and entered into commercial real estate loan participations totaling $78.5 million at a weighted average rate of 5.44%.

The commercial loan portfolio was $798.7 million at June 30, 2019 compared to $569.6 million at September 30, 2018. At June 30, 2019, the commercial loan portfolio was composed of 77% commercial real estate, 15% commercial construction, and 8% commercial and industrial. Total commercial real estate and commercial construction potential exposure, including undisbursed amounts and outstanding commitments totaling $195.3 million, was $925.8 million at June 30, 2019. Total commercial and industrial potential exposure, including undisbursed amounts and outstanding commitments of $19.6 million, was $87.8 million at June 30, 2019, for a total commercial potential exposure of $1.01 billion.

Total liabilities at June 30, 2019 were $8.0 billion, a decrease of $98.8 million from September 30, 2018. The decrease was primarily in FHLB borrowings, advance payments by borrowers for taxes and insurance, and deposits. The decrease in FHLB borrowings was due to not renewing all maturing FHLB advances during the current fiscal year. The decrease in advance payments by borrowers for taxes and insurance was due to the timing of property tax payments. The decrease in the deposit portfolio was due primarily to a reduction in the public unit certificate of deposit portfolio, partially offset by growth in checking accounts.

Stockholders' equity was $1.33 billion at June 30, 2019 compared to $1.39 billion at September 30, 2018. The $64.5 million decrease was due primarily to the payment of $123.2 million in cash dividends, partially offset by net income of $71.8 million. In the long run, management considers a ratio of stockholders' equity to total assets at the Bank of at least 10% an appropriate level of capital. At June 30, 2019, this ratio was 12.6%.

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

Financial Condition
The following table presents selected balance sheet information as of the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2019	2019	2018	2018	2018
	(Dollars in thousands)
Total assets	$9,286,275	$9,534,551	$9,303,782	$9,449,547	$9,048,737
Cash and cash equivalents	43,051	218,051	81,713	139,055	182,078
AFS securities	769,393	746,728	668,487	714,614	555,361
HTM securities	483,858	527,460	568,838	612,318	664,522
Loans receivable, net	7,507,468	7,570,806	7,525,780	7,514,485	7,239,384
FHLB stock, at cost	100,109	102,631	100,521	99,726	100,694
Deposits	5,580,871	5,701,111	5,557,864	5,603,354	5,323,083
Borrowings	2,239,987	2,339,985	2,281,169	2,285,033	2,274,816
Stockholders' equity	1,327,099	1,355,983	1,345,913	1,391,622	1,341,325
Equity to total assets at end of period	14.3%	14.2%	14.5%	14.7%	14.8%

Total assets were $9.29 billion at June 30, 2019 compared to $9.53 billion at March 31, 2019. The $248.3 million decrease was spread across all interest-earning asset types. During the current quarter, excess operating cash and cash flows from the payments on securities and loan portfolios were used, in part, to reduce FHLB borrowings by $100.0 million and to fund cash outflows from the deposit portfolio.

The deposit portfolio decreased $120.2 million during the current quarter due primarily to a $57.2 million decrease in the public unit certificate of deposit portfolio and the typical seasonal reductions in the balance of checking and money market accounts as customers routinely use accumulated balances to pay income taxes during the June quarter. Additionally, money market accounts decreased during the current quarter as certain customers moved money market balances into short-term certificates of deposit. The amount of certificates of deposit scheduled to mature during the current quarter was higher than the previous three quarters, and the Bank retained the maturing certificates of deposit at a higher rate than the previous three quarters. Many of the deposits retained during the current quarter were renewed into shorter term maturities, as customers took advantage of the Bank's higher offered rates on shorter-term and certain intermediate-term certificates of deposit, which will allow the Bank to more quickly reprice deposits lower if market interest rates were to decrease.

While total assets and deposits decreased during the current quarter, when compared to December 31, 2018, total assets are down $17.5 million and the total balance of deposits increased $23.0 million, even after the reduction in public unit certificates of deposit. The increase in deposits during the quarter ended March 31, 2019 appear to have been due to depositors looking to temporarily place money, which was then withdrawn during the quarter ended June 30, 2019. As management considers the changes in the balance sheet over the longer term, we recognize that there may be fluctuations from period to period as we work to build sustainable portfolios over time.

Total assets decreased $163.3 million from September 30, 2018 to June 30, 2019. The decrease was largely in operating cash and the securities portfolio. The loans receivable portfolio was relatively unchanged during the current fiscal year. The one- to four-family loan portfolio decreased $229.1 million while the commercial loan portfolio increased by the same amount as cash flows from the one- to four-family loan portfolio were used to fund commercial loan growth.

The deposit portfolio decreased $22.5 million, or 0.4%, from September 30, 2018 to June 30, 2019. The public unit certificate of deposit portfolio decreased $64.8 million which was partially offset by an increase in the checking and retail/business certificate of deposit portfolios. Excluding the impact of the runoff of the public unit certificates of deposit, total deposits would have increased $42.3 million over the same period.

Loans Receivable. The following table presents the balance and weighted average rate of our loan portfolio as of the dates indicated. Approximately 64% of the loans in the one- to four-family loan portfolio at June 30, 2019 had a balance of $484 thousand or less at the time of origination.

	June 30, 2019		September 30, 2018
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
One- to four-family:
Originated	$3,853,289	3.77%	$3,965,692	3.74%
Correspondent purchased	2,417,307	3.64	2,505,987	3.59
Bulk purchased	264,256	2.85	293,607	2.60
Construction	34,481	4.16	33,149	4.03
Total	6,569,333	3.69	6,798,435	3.64
Commercial:
Commercial real estate	612,287	4.53	426,243	4.33
Commercial and industrial	68,243	5.20	62,869	5.00
Construction	118,218	4.94	80,498	4.59
Total	798,748	4.65	569,610	4.44
Consumer loans:
Home equity	122,696	6.38	129,588	5.97
Other	10,964	4.51	10,012	4.59
Total	133,660	6.22	139,600	5.87
Total loans receivable	7,501,741	3.83	7,507,645	3.74

Less:
ACL	9,036		8,463
Discounts/unearned loan fees	31,748		33,933
Premiums/deferred costs	(46,511)		(49,236)
Total loans receivable, net	$7,507,468		$7,514,485

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

	For the Three Months Ended
	June 30, 2019		March 31, 2019		December 31, 2018		September 30, 2018
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$7,564,076	3.82%	$7,518,887	3.78%	$7,507,645	3.74%	$7,226,169	3.66%
Originated and refinanced:
Fixed	121,871	4.09	78,678	4.58	116,032	4.59	117,904	4.44
Adjustable	63,341	4.87	123,006	4.80	73,711	4.98	56,996	4.55
Purchased and participations:
Fixed	29,447	4.65	35,387	5.46	72,140	4.60	80,138	4.40
Adjustable	10,018	3.85	11,331	4.01	42,651	4.88	20,105	3.92
Loans added in CCB acquisition, net	—	—	—	—	—	—	299,659	4.77
Change in undisbursed loan funds	34,742		30,500		(25,315)		(8,104)
Repayments	(321,439)		(233,625)		(267,469)		(284,927)
Principal (charge-offs) recoveries, net	(33)		61		95		119
Other	(282)		(149)		(603)		(414)
Ending balance	$7,501,741	3.83	$7,564,076	3.82	$7,518,887	3.78	$7,507,645	3.74

	For the Nine Months Ended
	June 30, 2019		June 30, 2018
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$7,507,645	3.74%	$7,182,751	3.61%
Originations and refinances:
Fixed	316,581	4.39	329,986	3.94
Adjustable	260,058	4.87	128,499	4.33
Purchases and participations:
Fixed	136,974	4.83	284,370	3.87
Adjustable	64,000	4.57	142,768	3.71
Change in undisbursed loan funds	39,927		(22,900)
Repayments	(822,533)		(817,697)
Principal recoveries (charge-offs), net	123		(54)
Other	(1,034)		(1,554)
Ending balance	$7,501,741	3.83	$7,226,169	3.66

The following table presents loan origination, refinance, and purchase activity for the periods indicated, excluding endorsement activity, along with associated weighted average rates and percent of total. Commercial loan renewals are not included in the activity in the following table except to the extent new funds are disbursed at the time of renewal. Loan originations, purchases, and refinances are reported together. The fixed-rate one- to four-family loans less than or equal to 15 years have an original maturity at origination of less than or equal to 15 years, while fixed-rate one- to four-family loans greater than 15 years have an original maturity at origination of greater than 15 years. The adjustable-rate one- to four-family loans less than or equal to 36 months have a term to first reset of less than or equal to 36 months at origination, and adjustable-rate one- to four-family loans greater than 36 months have a term to first reset of greater than 36 months at origination. The Bank no longer uses London Interbank Offered Rates ("LIBOR") for adjustable-rate one- to four-family loan originations and no longer purchases correspondent one- to four-family loans that use LIBOR, since LIBOR is expected to be discontinued in 2021. Currently, new adjustable-rate one- to four-family loan originations and purchases are tied to the one-year Constant Maturity Treasury ("CMT") index.

	For the Three Months Ended
	June 30, 2019			June 30, 2018
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family:
<= 15 years	$21,097	3.62%	9.4%	$49,806	3.67%	16.3%
> 15 years	103,515	4.13	46.1	157,843	4.27	51.6
One- to four-family construction	9,362	3.92	4.2	11,322	4.23	3.7
Commercial:
Commercial real estate	2,813	5.42	1.2	1,000	4.00	0.3
Commercial and industrial	5,058	4.98	2.3	—	—	—
Commercial construction	7,061	5.57	3.1	—	—	—
Home equity	1,317	6.44	0.6	1,631	6.13	0.5
Other	1,095	5.94	0.5	107	11.41	—
Total fixed-rate	151,318	4.20	67.4	221,709	4.15	72.4

Adjustable-rate:
One- to four-family:
<= 36 months	333	3.18	0.1	2,118	3.40	0.7
> 36 months	35,922	3.59	16.0	57,670	3.58	18.9
One- to four-family construction	3,079	3.48	1.4	3,199	3.45	1.0
Commercial:
Commercial real estate	3,347	5.73	1.5	420	4.50	0.1
Commercial and industrial	10,896	5.80	4.8	—	—	—
Commercial construction	1,049	6.38	0.5	—	—	—
Home equity	18,020	6.35	8.0	20,190	5.79	6.6
Other	713	3.74	0.3	805	2.54	0.3
Total adjustable-rate	73,359	4.73	32.6	84,402	4.09	27.6

Total originated, refinanced and purchased	$224,677	4.37	100.0%	$306,111	4.13	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$23,547	4.43		$77,650	4.04
Participations - commercial	5,900	5.50		1,000	4.00
Total fixed-rate purchased/participations	29,447	4.65		78,650	4.04

Adjustable-rate:
Correspondent - one- to four-family	10,018	3.85		30,017	3.49
Total purchased/participation loans	$39,465	4.44		$108,667	3.89

	For the Nine Months Ended
	June 30, 2019			June 30, 2018
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family:
<= 15 years	$58,025	4.00%	7.4%	$127,025	3.40%	14.3%
> 15 years	276,642	4.38	35.6	418,363	4.02	47.3
One- to four-family construction	37,641	4.38	4.8	26,295	3.96	3.0
Commercial:
Commercial real estate	25,642	6.29	3.3	5,948	4.14	0.7
Commercial and industrial	11,416	5.16	1.5	—	—	—
Commercial construction	36,980	4.94	4.8	33,101	4.13	3.7
Home equity	3,700	6.26	0.5	3,250	6.06	0.4
Other	3,509	5.07	0.5	374	9.16	—
Total fixed-rate	453,555	4.53	58.4	614,356	3.91	69.4

Adjustable-rate:
One- to four-family:
<= 36 months	8,020	3.73	1.0	4,661	3.09	0.5
> 36 months	99,069	3.87	12.7	128,327	3.35	14.5
One- to four-family construction	14,791	4.08	1.9	11,158	3.41	1.3
Commercial:
Commercial real estate	96,930	4.83	12.5	420	4.50	—
Commercial and industrial	24,846	5.61	3.2	—	—	—
Commercial construction	29,699	5.39	3.8	69,543	4.16	7.9
Home equity	48,896	6.35	6.3	54,809	5.55	6.2
Other	1,807	3.38	0.2	2,349	3.30	0.2
Total adjustable-rate	324,058	4.81	41.6	271,267	4.00	30.6

Total originated, refinanced and purchased	$777,613	4.64	100.0%	$885,623	3.94	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$87,097	4.45		$245,361	3.82
Participations - commercial	49,877	5.49		39,009	4.13
Total fixed-rate purchased/participations	136,974	4.83		284,370	3.87

Adjustable-rate:
Correspondent - one- to four-family	35,350	3.93		73,225	3.27
Participations - commercial	28,650	5.35		69,543	4.16
Total adjustable-rate purchased/participations	64,000	4.57		142,768	3.71
Total purchased/participation loans	$200,974	4.75		$427,138	3.81

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

	June 30, 2019					September 30, 2018
		% of	Credit		Average		% of	Credit		Average
	Amount	Total	Score	LTV	Balance	Amount	Total	Score	LTV	Balance
	(Dollars in thousands)
Originated	$3,853,289	59.0%	768	62%	$139	$3,965,692	58.6%	767	62%	$138
Correspondent purchased	2,417,307	37.0	764	66	373	2,505,987	37.1	764	67	378
Bulk purchased	264,256	4.0	762	61	305	293,607	4.3	758	62	304
	$6,534,852	100.0%	766	63	186	$6,765,286	100.0%	765	64	186

The following table presents originated, refinanced, and correspondent purchased activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average LTVs and weighted average credit scores for the periods indicated. Of the loans originated during the current quarter and current year nine month period, $14.0 million and $38.9 million, respectively, were refinanced from other lenders. Of the loans originated and refinanced during the current year nine month period, 78% had loan values of $484 thousand or less. Of the correspondent loans purchased during the current year nine month period, 34% had loan values of $484 thousand or less.

	For the Three Months Ended
	June 30, 2019			June 30, 2018
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$119,600	80%	761	$159,771	78%	762
Refinanced by Bank customers	20,143	67	748	14,520	66	744
Correspondent purchased	33,565	74	760	107,667	73	766
	$173,308	77	759	$281,958	76	763

	For the Nine Months Ended
	June 30, 2019			June 30, 2018
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$329,026	78%	757	$341,407	77%	762
Refinanced by Bank customers	42,715	67	747	55,836	67	750
Correspondent purchased	122,447	74	762	318,586	73	765
	$494,188	76	757	$715,829	75	763

The following table presents the amount, percent of total, and weighted average rate, by state, of one- to four-family loan originations and correspondent purchases where originations and purchases in the state exceeded five percent of the total amount originated and purchased during the nine month period ended June 30, 2019.

	For the Three Months Ended			For the Nine Months Ended
	June 30, 2019			June 30, 2019
State	Amount	% of Total	Rate	Amount	% of Total	Rate
	(Dollars in thousands)
Kansas	$125,156	72.2%	3.87%	$328,783	66.5%	4.19%
Missouri	28,413	16.4	3.99	77,727	15.7	4.25
Texas	11,932	6.9	4.22	51,366	10.4	4.19
Other states	7,807	4.5	4.31	36,312	7.4	4.36
	$173,308	100.0%	3.93	$494,188	100.0%	4.21

One- to Four-Family Loan Commitments - The following table summarizes our one- to four-family loan origination and refinance commitments and one- to four-family correspondent loan purchase commitments as of June 30, 2019, along with associated weighted average rates. Loan commitments generally have fixed expiration dates or other termination clauses and may require the payment of a rate lock fee. It is expected that some of the loan commitments will expire unfunded, so the amounts reflected in the table below are not necessarily indicative of future cash needs.

	Fixed-Rate
	15 years	More than	Adjustable-	Total
	or less	15 years	Rate	Amount	Rate
	(Dollars in thousands)
Originate/refinance	$9,567	$38,271	$23,201	$71,039	3.73%
Correspondent	1,978	35,238	7,307	44,523	4.33
	$11,545	$73,509	$30,508	$115,562	3.96

Rate	3.50%	4.21%	3.54%

Commercial Loans - The commercial loan portfolio was $798.7 million at June 30, 2019, compared to $729.7 million at March 31, 2019 and $569.6 million at September 30, 2018. At June 30, 2019, the commercial loan portfolio was composed of 77% commercial real estate, 15% commercial construction, and 8% commercial and industrial. Total commercial real estate and commercial construction potential exposure, including undisbursed amounts and outstanding commitments totaling $195.3 million, was $925.8 million at June 30, 2019. Total commercial and industrial potential exposure, including undisbursed amounts and outstanding commitments of $19.6 million, was $87.8 million at June 30, 2019, for a total commercial potential exposure of $1.01 billion. During the current year nine month period, the Bank originated $147.0 million of commercial loans and entered into commercial real estate loan participations totaling $78.5 million, which included $64.5 million of commercial real estate construction loans.

The following table presents the Bank's commercial real estate and commercial construction loans and loan commitments by industry classification, as defined by the North American Industry Classification System, as of June 30, 2019. Included in the gross loan amounts in the table, which does not include outstanding commitments, are fixed-rate loans totaling $483.2 million at a weighted average rate of 4.40% and adjustable-rate loans totaling $378.9 million at a weighted average rate of 5.03%. The weighted average rate of fixed-rate loans is lower than that of adjustable-rate loans due primarily to the majority of the fixed-rate loans in the portfolio at June 30, 2019 having shorter terms to maturity.

	Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Principal	Amount	Amount	Commitments	Total	Total
	(Dollars in thousands)
Real estate rental and leasing	$247,817	$52,334	$300,151	$8,899	$309,050	33.4%
Health care and social assistance	210,921	43,316	254,237	5,000	259,237	28.0
Accommodation and food services	161,503	30,371	191,874	40,000	231,874	25.0
Arts, entertainment, and recreation	35,068	—	35,068	—	35,068	3.8
Retail trade	27,610	2,585	30,195	—	30,195	3.3
Construction	14,880	2,123	17,003	—	17,003	1.8
Other	32,706	846	33,552	9,825	43,377	4.7
	$730,505	$131,575	$862,080	$63,724	$925,804	100.0%

Weighted average rate	4.59%	5.14%	4.68%	5.51%	4.73%

The following table summarizes the Bank's commercial real estate and commercial construction loans and loan commitments by state as of June 30, 2019.

	Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Principal	Amount	Amount	Commitments	Total	Total
	(Dollars in thousands)
Kansas	$281,901	$15,974	$297,875	$14,324	$312,199	33.7%
Missouri	203,019	40,473	243,492	9,400	252,892	27.3
Texas	155,458	55,369	210,827	40,000	250,827	27.1
Nebraska	26,142	7,689	33,831	—	33,831	3.6
Kentucky	17,253	8,306	25,559	—	25,559	2.8
Colorado	9,289	—	9,289	—	9,289	1.0
Other	37,443	3,764	41,207	—	41,207	4.5
	$730,505	$131,575	$862,080	$63,724	$925,804	100.0%

The following table presents the Bank's commercial loan portfolio and outstanding loan commitments, categorized by gross loan amount (unpaid principal plus undisbursed amounts) or outstanding loan commitment amount, as of June 30, 2019.

Amount
(Dollars in thousands)
Greater than $30 million	$225,533
>$15 to $30 million	243,437
>$10 to $15 million	59,160
>$5 to $10 million	88,730
$1 to $5 million	203,205
Less than $1 million	193,555
$1,013,620

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

Delinquent and non-performing loans and OREO - The following table presents the Company's 30 to 89 day delinquent loans at the dates indicated. Of the loans 30 to 89 days delinquent at June 30, 2019, approximately 79% were 59 days or less delinquent.

	Loans Delinquent for 30 to 89 Days at:
	June 30,		March 31,		December 31,		September 30,		June 30,
	2019		2019		2018		2018		2018
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	94	$7,749	79	$8,694	118	$9,765	129	$10,647	104	$7,639
Correspondent purchased	14	3,727	13	4,133	10	1,969	18	3,803	6	1,757
Bulk purchased	13	2,249	13	2,722	15	2,780	15	3,502	16	3,773
Commercial	12	1,699	13	1,361	2	64	6	322	1	40
Consumer	43	630	37	481	42	744	38	533	30	363
	176	$16,054	155	$17,391	187	$15,322	206	$18,807	157	$13,572

Loans 30 to 89 days delinquent
to total loans receivable, net		0.21%		0.23%		0.20%		0.25%		0.19%

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

	Non-Performing Loans and OREO at:
	June 30,		March 31,		December 31,		September 30,		June 30,
	2019		2019		2018		2018		2018
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	58	$5,069	67	$5,172	69	$5,301	67	$5,040	64	$5,043
Correspondent purchased	2	871	3	918	5	1,093	1	449	4	863
Bulk purchased	7	2,194	10	2,782	10	3,137	11	3,045	8	2,597
Commercial	—	—	—	—	—	—	—	—	—	—
Consumer	25	437	27	567	28	513	30	569	27	425
	92	8,571	107	9,439	112	10,044	109	9,103	103	8,928

Loans 90 or more days delinquent or in foreclosure
as a percentage of total loans		0.11%		0.12%		0.13%		0.12%		0.12%

Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	15	$1,057	18	$1,761	17	$1,584	19	$1,482	24	$2,469
Correspondent purchased	—	—	—	—	1	298	2	396	1	95
Bulk purchased	2	374	—	—	—	—	—	—	1	340
Commercial	1	7	2	1,712	2	1,776	—	—	—	—
Consumer	2	4	3	14	3	13	2	9	4	68
	20	1,442	23	3,487	23	3,671	23	1,887	30	2,972
Total non-performing loans	112	10,013	130	12,926	135	13,715	132	10,990	133	11,900

Non-performing loans as a percentage of total loans		0.13%		0.17%		0.18%		0.15%		0.16%

OREO:
One- to four-family:
Originated(2)	8	$546	5	$549	4	$588	8	$843	4	$208
Bulk purchased	—	—	1	322	1	322	1	454	2	689
Commercial	1	600	1	600	1	600	1	600	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
	9	1,146	7	1,471	6	1,510	10	1,897	6	897
Total non-performing assets	121	$11,159	137	$14,397	141	$15,225	142	$12,887	139	$12,797

Non-performing assets as a percentage of total assets		0.12%		0.15%		0.16%		0.14%		0.14%

(1)	Includes loans required to be reported as nonaccrual pursuant to accounting and/or regulatory reporting requirements even if the loans are current.

(2)	Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

The following table presents the states where the properties securing three percent or more of the total amount of our one- to four-family loans are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at June 30, 2019. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. At June 30, 2019, potential losses, after taking into consideration anticipated private mortgage insurance proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,533,439	54.1%	$7,994	58.3%	$4,380	53.8%	64%
Missouri	1,181,463	18.1	3,229	23.5	1,179	14.6	51
Texas	735,144	11.2	138	1.0	449	5.5	45
Tennessee	214,332	3.3	527	3.8	—	—	n/a
Other states	870,474	13.3	1,837	13.4	2,126	26.1	63
	$6,534,852	100.0%	$13,725	100.0%	$8,134	100.0%	61

Classified loans - The following table presents loans classified as special mention or substandard at the dates presented. The increase in special mention loans during the current quarter was due primarily to one $50.0 million commercial real estate loan. The loan has been in the portfolio for approximately 3.5 years, with 1.5 years remaining, and relates to a recently opened large hotel and convention center in a high growth area in the central-southern United States. Management has identified credit weaknesses associated with this loan, including a debt service coverage ratio below policy, the development surrounding the hotel and convention center has been slower than initially anticipated, and construction delays have occurred. The Bank has personal guarantees from members of a financially strong borrowing group. Due to the identified credit weaknesses, management made the decision to classify the loan as special mention during the current quarter. Management continues to closely monitor the hotel and convention center and surrounding activities.

	June 30, 2019		March 31, 2019		September 30, 2018
	Special Mention	Substandard	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family	$12,528	$25,657	$11,943	$28,774	$9,705	$32,866
Commercial	55,021	5,999	5,330	1,712	2,456	1,793
Consumer	172	696	126	882	298	911
	$67,721	$32,352	$17,399	$31,368	$12,459	$35,570

Allowance for credit losses and Provision for credit losses - Management maintains an ACL to absorb inherent losses in the loan portfolio based on quarterly assessments of the loan portfolio. The ACL is maintained through provisions for credit losses which are either charged to or credited to income. Each quarter, we prepare a formula analysis model which segregates the loan portfolio into categories based on certain risk characteristics.   Historical loss factors and qualitative factors are applied to each loan category in the formula analysis model.  The factors are reviewed by management quarterly to assess whether the factors adequately cover probable and estimable losses inherent in the loan portfolio.  The historical loss factors and qualitative factors continue to improve for our one-to four-family portfolio.  To the extent the commercial loan portfolio continues to grow and the inherent loss factors remain relatively constant, the related ACL amounts are expected to increase as well. During the current quarter, the Bank recorded a $450 thousand provision for credit losses due mainly to the classification of the $50.0 million commercial real estate loan as special mention discussed above, along with commercial loan growth.  In addition to the formula analysis model, management considers several other internal and external data elements when evaluating the overall adequacy of the ACL.  Management considers the overall ACL to be adequate for the loan portfolio at June 30, 2019.

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

The distribution of our ACL at the dates indicated is summarized below.

	At
	June 30, 2019				September 30, 2018
		% of ACL		% of		% of ACL		% of
	Amount	to Total	Total	Loans to	Amount	to Total	Total	Loans to
	of ACL	ACL	Loans	Total Loans	of ACL	ACL	Loans	Total Loans
	(Dollars in thousands)
One- to four-family:
Originated	$2,019	22.3%	$3,853,289	51.4%	$2,933	34.7%	$3,965,692	52.8%
Correspondent purchased	1,275	14.1	2,417,307	32.2	1,861	22.0	2,505,987	33.4
Bulk purchased	742	8.2	264,256	3.5	925	10.9	293,607	3.9
Construction	17	0.2	34,481	0.5	20	0.2	33,149	0.4
Total	4,053	44.8	6,569,333	87.6	5,739	67.8	6,798,435	90.5
Commercial:
Commercial real estate	3,394	37.6	612,287	8.1	1,801	21.3	426,243	5.7
Commercial and industrial	256	2.8	68,243	0.9	21	0.2	62,869	0.8
Construction	1,182	13.1	118,218	1.6	734	8.7	80,498	1.1
Total	4,832	53.5	798,748	10.6	2,556	30.2	569,610	7.6
Consumer loans:
Home equity	98	1.1	122,696	1.7	129	1.5	129,588	1.8
Other consumer	53	0.6	10,964	0.1	39	0.5	10,012	0.1
Total consumer loans	151	1.7	133,660	1.8	168	2.0	139,600	1.9
	$9,036	100.0%	$7,501,741	100.0%	$8,463	100.0%	$7,507,645	100.0%
Loans added in the CCB acquisition are included in the table above. The majority of these loans were not deemed purchased credit impaired ("PCI") as of the acquisition date ("non-PCI loans"). The net purchase discounts associated with non-PCI loans were compared to the amount of hypothetical ACL estimated for these loans at June 30, 2019. See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Allowance for Credit Losses" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018 for additional information regarding management's estimation of the hypothetical ACL for non-PCI loans. As a result of this analysis, management determined the net purchase discounts were sufficient and no ACL was required on those loans at June 30, 2019.

The following tables present ACL activity and related ratios at the dates and for the periods indicated. See "Note 4 - Loans Receivable and Allowance for Credit Losses" for additional information related to ACL activity by specific loan categories.

	For the Three Months Ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
	(Dollars in thousands)
ACL beginning balance	$8,619	$8,558	$8,463	$8,344	$8,390
Charge-offs	(61)	(12)	(56)	(14)	(54)
Recoveries	28	73	151	133	8
Provision for credit losses	450	—	—	—	—
ACL ending balance	$9,036	$8,619	$8,558	$8,463	$8,344

ACL to loans receivable, net at end of period	0.12%	0.11%	0.11%	0.11%	0.12%
ACL to non-performing loans at end of period	90.24	66.68	62.40	77.01	70.12
Ratio of net charge-offs (recoveries) during the
period to average loans outstanding	—	—	—	—	—
Ratio of net charge-offs (recoveries) during the
period to average non-performing assets	0.26	(0.41)	(0.68)	(0.93)	0.33
ACL to net charge-offs (annualized)	68.1x	N/M(1)	N/M(1)	N/M(1)	45.3x

	For the Nine Months Ended
	June 30, 2019	June 30, 2018
	(Dollars in thousands)
ACL beginning balance	$8,463	$8,398
Charge-offs	(129)	(288)
Recoveries	252	234
Provision for credit losses	450	—
ACL ending balance	$9,036	$8,344

Ratio of net charge-offs during the period to
average loans outstanding during the period	—%	—%
Ratio of net charge-offs during the period to
average non-performing assets during the period	(1.02)	0.35
ACL to net charge-offs (annualized)	N/M(1)	116.8x

(1)	This ratio is not presented for the time periods noted due to loan recoveries exceeding loan charge-offs during these periods.

Securities. The following table presents the distribution of our securities portfolio, at amortized cost, at the dates indicated. Overall, fixed-rate securities comprised 74% of our securities portfolio at June 30, 2019. The weighted average life ("WAL") is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	June 30, 2019			March 31, 2019			September 30, 2018
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Fixed-rate securities:
MBS	$647,484	2.47%	3.0	$671,771	2.47%	3.2	$732,095	2.43%	3.0
GSE debentures	252,795	2.35	1.0	268,375	2.44	1.0	268,525	2.09	2.3
Municipal bonds	21,107	1.63	1.0	21,155	1.61	1.3	24,574	1.56	1.8
Total fixed-rate securities	921,386	2.42	2.4	961,301	2.44	2.6	1,025,194	2.32	2.8

Adjustable-rate securities:
MBS	321,693	3.11	4.3	308,134	3.12	4.9	305,688	2.89	4.5
Total securities portfolio	$1,243,079	2.60	2.9	$1,269,435	2.61	3.1	$1,330,882	2.45	3.2

The following table presents the carrying value of MBS in our portfolio by issuer at the dates presented.

	June 30, 2019	March 31, 2019	September 30, 2018
	(Dollars in thousands)
Federal National Mortgage Association ("FNMA")	$677,252	$675,220	$680,717
Federal Home Loan Mortgage Corporation ("FHLMC")	226,525	228,990	265,441
Government National Mortgage Association	75,479	81,084	90,832
	$979,256	$985,294	$1,036,990

Mortgage-Backed Securities - The balance of MBS, which primarily consists of securities of U.S. GSEs, decreased $57.7 million, from $1.04 billion at September 30, 2018, to $979.3 million at June 30, 2019. The following table summarizes the activity in our portfolio of MBS for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented. The beginning and ending WAL is the estimated remaining principal repayment term (in years) after three-month historical prepayment speeds have been applied.

	For the Three Months Ended
	June 30, 2019			March 31, 2019			December 31, 2018			September 30, 2018
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$985,294	2.67%	3.7	$972,543	2.62%	3.6	$1,036,990	2.57%	3.4	$958,269	2.46%	3.7
Maturities and repayments	(74,335)			(62,702)			(67,214)			(77,985)
Net amortization of (premiums)/discounts	(375)			(310)			(349)			(624)
Purchases:
Fixed	23,620	2.74	3.8	28,921	2.89	5.1	—	—	—	74,178	3.11	3.7
Adjustable	40,362	2.79	4.5	43,776	2.69	4.3	—	—	—	—	—	—
Securities added in CCB acquisition, net	—	—	—	—	—	—	—	—	—	85,741	3.13	2.5
Change in valuation on AFS securities	4,690			3,066			3,116			(2,589)
Ending balance - carrying value	$979,256	2.68	3.4	$985,294	2.67	3.7	$972,543	2.62	3.6	$1,036,990	2.57	3.4

	For the Nine Months Ended
	June 30, 2019			June 30, 2018
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,036,990	2.57%	3.4	$942,447	2.28%	3.5
Maturities and repayments	(204,251)			(199,479)
Net amortization of (premiums)/discounts	(1,034)			(2,344)
Purchases:
Fixed	52,541	2.82	4.5	127,693	2.82	4.3
Adjustable	84,138	2.74	4.4	94,028	2.42	4.2
Change in valuation on AFS securities	10,872			(4,076)
Ending balance - carrying value	$979,256	2.68	3.4	$958,269	2.46	3.7

Investment Securities - Investment securities, which consist of U.S. GSE debentures (primarily issued by FNMA, FHLMC, or Federal Home Loan Banks) and municipal investments, decreased $15.9 million, from $289.9 million at September 30, 2018, to $274.0 million at June 30, 2019. The following table summarizes the activity of investment securities for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented. The beginning and ending WALs represent the estimated remaining principal repayment terms (in years) of the securities after projected call dates have been considered, based upon market rates at each date presented.

	For the Three Months Ended
	June 30, 2019			March 31, 2019			December 31, 2018			September 30, 2018
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$288,894	2.38%	1.0	$264,782	2.14%	1.8	$289,942	2.05%	2.2	$261,614	1.95%	2.2
Maturities, calls and sales	(65,781)			(76,635)			(26,665)			(2,010)
Net amortization of (premiums)/discounts	153			(39)			(39)			(48)
Purchases:
Fixed	50,000	2.60	1.0	99,809	2.67	0.7	—	—	—	24,996	3.01	3.0
Securities added in CCB acquisition, net	—	—	—	—	—	—	—	—	—	5,855	2.12	1.0
Change in valuation on AFS securities	729			977			1,544			(465)
Ending balance - carrying value	$273,995	2.30	1.0	$288,894	2.38	1.0	$264,782	2.14	1.8	$289,942	2.05	2.2

	For the Nine Months Ended
	June 30, 2019			June 30, 2018
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$289,942	2.05%	2.2	$301,122	1.33%	1.5
Maturities, calls and sales	(169,081)			(127,828)
Net amortization of (premiums)/discounts	75			(134)
Purchases:
Fixed	149,809	2.65	0.8	90,564	2.80	1.5
Change in valuation on AFS securities	3,250			(2,110)
Ending balance - carrying value	$273,995	2.30	1.0	$261,614	1.95	2.2

Liabilities

Deposits - The following table presents the amount, weighted average rate and percent of total for the components of our deposit portfolio at the dates presented.

	June 30, 2019			March 31, 2019			September 30, 2018
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Non-interest-bearing checking	$362,216	—%	6.5%	$361,126	—%	6.3%	$336,454	—%	6.0%
Interest-bearing checking	744,183	0.09	13.3	768,856	0.08	13.5	724,066	0.08	12.9
Savings	327,077	0.05	5.9	361,204	0.06	6.3	352,896	0.07	6.3
Money market	1,244,039	0.71	22.3	1,287,753	0.72	22.6	1,252,881	0.47	22.4
Retail/business certificates of deposit	2,560,469	2.01	45.9	2,522,044	1.93	44.3	2,529,368	1.79	45.1
Public unit certificates of deposit	342,887	2.32	6.1	400,128	2.22	7.0	407,689	1.89	7.3
	$5,580,871	1.24	100.0%	$5,701,111	1.19	100.0%	$5,603,354	1.06	100.0%

Over the last few years, the Bank has priced long-term certificates of deposit more aggressively than short-term certificates of deposit with the goal of giving customers incentive to move funds into longer-term certificates of deposit when interest rates were lower. More recently, the Bank began pricing short-term certificates of deposit more aggressively as the Bank reduces its usage of public unit certificates of deposit, which are generally large dollar, short-term funds. This strategy is intended to allow the Bank to more quickly reprice funds lower relative to the rest of the deposit portfolio, as it is management's expectation that short-term interest rates will decrease in the near term. Management intends to reduce the balance of public unit certificates of deposit to approximately $300.0 million by September 30, 2019. Additionally, as we expand the commercial banking business, we expect to have the ability to obtain lower-costing commercial deposits, which could be used to reduce the cost of funds by replacing FHLB borrowings and wholesale deposits.

The following tables set forth scheduled maturity information for our certificates of deposit, including public unit certificates of deposit, along with associated weighted average rates, as of June 30, 2019.

	Amount Due
		More than	More than
	1 year	1 year to	2 years to 3	More than	Total
Rate range	or less	2 years	years	3 years	Amount	Rate
	(Dollars in thousands)
0.00 – 0.99%	$46,351	$3,105	$182	$7	$49,645	0.69%
1.00 – 1.99%	785,713	364,142	231,544	56,969	1,438,368	1.76
2.00 – 2.99%	684,229	167,525	162,141	401,207	1,415,102	2.38
3.00 – 3.99%	—	—	—	241	241	3.00
	$1,516,293	$534,772	$393,867	$458,424	$2,903,356	2.05

Percent of total	52.2%	18.4%	13.6%	15.8%
Weighted average rate	1.94	1.98	2.12	2.40
Weighted average maturity (in years)	0.5	1.4	2.5	3.5	1.4
Weighted average maturity for the retail/business certificate of deposit portfolio (in years)					1.5

	Amount Due
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)
Retail/business certificates of deposit less than $100,000	$160,359	$184,859	$357,602	$796,251	$1,499,071
Retail/business certificates of deposit of $100,000 or more	124,066	142,271	260,308	534,753	1,061,398
Public unit certificates of deposit of $100,000 or more	107,541	97,274	82,013	56,059	342,887
	$391,966	$424,404	$699,923	$1,387,063	$2,903,356

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

	For the Three Months Ended
	June 30, 2019			March 31, 2019			December 31, 2018			September 30, 2018
		Effective			Effective			Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,240,000	2.29%	2.8	$2,181,186	2.31%	3.0	$2,185,052	2.17%	2.9	$2,175,000	2.10%	2.7
Maturities:
FHLB advances	(200,000)	2.11		—	—		(300,000)	1.73		(275,000)	2.17
CCB acquisition - junior subordinated debentures assumed (redeemed)	—	—	—	(6,186)	10.60	11.5	(3,866)	5.82	13.5	10,052	8.75	12.7
New FHLB borrowings:
Fixed-rate	—	—	—	—	—	—	100,000	3.39	5.0	—	—	—
Interest rate swaps(1)	100,000	3.09	9.0	65,000	2.57	5.0	200,000	2.46	3.5	275,000	2.53	5.6
Ending balance	$2,140,000	2.35	2.6	$2,240,000	2.29	2.8	$2,181,186	2.31	3.0	$2,185,052	2.17	2.9

	For the Nine Months Ended
	June 30, 2019			June 30, 2018
		Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,185,052	2.17%	2.9	$2,375,000	2.16%	2.7
Maturities:
FHLB advances	(500,000)	1.88		(200,000)	2.68
Repurchase agreements	—	—		(100,000)	3.35
CCB acquisition - junior subordinated debentures assumed (redeemed)	(10,052)	8.76	12.3	—	—	—
New FHLB borrowings:
Fixed-rate	100,000	3.39	5.0	—	—	—
Interest rate swaps(1)	365,000	2.66	5.3	100,000	2.92	10.0
Ending balance	$2,140,000	2.35	2.6	$2,175,000	2.10	2.7

(1)
Represents adjustable-rate FHLB advances for which the Bank has entered into interest rate swaps to hedge the variability in cash flows associated with the advances. The effective rate and WAM presented include the effect of the interest rate swaps.

Maturities - The following table presents the maturity of term borrowings (including FHLB advances, at par, and repurchase agreements), along with associated weighted average contractual and effective rates as of June 30, 2019.

	FHLB Advances Amount		Repurchase
Maturity by		Interest rate	Agreements	Total	Contractual	Effective
Fiscal Year	Fixed-rate	swaps(1)	Amount	Amount	Rate	Rate(2)
	(Dollars in thousands)
2019	$100,000	$275,000	$—	$375,000	2.32	2.38
2020	350,000	365,000	100,000	815,000	2.30	2.35
2021	550,000	—	—	550,000	2.27	2.27
2022	200,000	—	—	200,000	2.23	2.23
2023	100,000	—	—	100,000	1.82	1.82
2024	100,000	—	—	100,000	3.39	3.39
	$1,400,000	$640,000	$100,000	$2,140,000	2.32	2.35

(1)
Represents 12-month adjustable-rate FHLB advances for which the Bank has entered into interest rate swaps with a notional amount of $640.0 million to hedge the variability in cash flows associated with the advances. These advances are presented based on their contractual maturity dates and will be renewed each year until the maturity or termination of the interest rate swaps. The expected WAL of the interest rate swaps was 4.6 years at June 30, 2019.

(2)	The effective rate includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid.

As of June 30, 2019, the Bank had $100.0 million outstanding on its FHLB line of credit, which was not related to the leverage strategy. The average rate paid on FHLB line of credit borrowings during the current year nine month period was 2.58%.

The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail/business and public unit amounts, and term borrowings for the next four quarters as of June 30, 2019.

	Retail/Business		Public Unit		Term
Maturity by	Certificate	Repricing	Certificate	Repricing	Borrowings	Repricing		Repricing
Quarter End	Amount	Rate	Amount	Rate	Amount	Rate	Total	Rate
	(Dollars in thousands)
September 30, 2019	$284,425	1.65%	$107,541	2.10%	$375,000	2.38%	$766,966	2.07%
December 31, 2019	327,130	1.80	97,274	2.32	350,000	2.40	774,404	2.14
March 31, 2020	226,927	1.81	32,767	2.69	65,000	2.57	324,694	2.05
June 30, 2020	390,983	2.09	49,246	2.45	200,000	2.35	640,229	2.20
	$1,229,465	1.86	$286,828	2.30	$990,000	2.40	$2,506,293	2.12

Stockholders' Equity. Stockholders' equity was $1.33 billion at June 30, 2019 compared to $1.39 billion at September 30, 2018. The $64.5 million decrease was due primarily to the payment of $123.2 million in cash dividends, partially offset by net income of $71.8 million. In the long run, management considers a ratio of stockholders' equity to total assets at the Bank of at least 10% an appropriate level of capital. At June 30, 2019, this ratio was 12.6%. The cash dividends paid during the current year nine month period totaled $0.895 per share and consisted of a $0.39 per share cash true-up dividend related to fiscal year 2018 earnings per the Company's dividend policy, a $0.25 per share True Blue Capitol dividend, and three regular quarterly cash dividends totaling $0.255 per share. On July 17, 2019, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $11.7 million, payable on August 16, 2019 to stockholders of record as of the close of business on August 2, 2019.

At June 30, 2019, Capitol Federal Financial, Inc., at the holding company level, had $112.0 million on deposit at the Bank. For fiscal year 2019, it is the intent of the Board of Directors to continue the payout of 100% of the Company's earnings to the Company's stockholders. Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company.

The Company works to find multiple ways to provide stockholder value. Recently, this has primarily been through the payment of cash dividends and historically the Company has also utilized stock buybacks. The Company has maintained a dividend policy of paying out 100% of its earnings to stockholders in the form of quarterly cash dividends and an annual cash true-up dividend in December of each year. In order to provide additional stockholder value, the Company has paid a True Blue Capitol cash dividend of $0.25 per share in June of each of the past six years, including June 2019, and in December prior to that. The Company has paid the True Blue Capitol dividend primarily due to excess capital levels at the Company and Bank. The Company considers various business strategies and their impact on capital and asset measures on both a current and future basis, as well as regulatory capital levels and requirements, in determining the amount, if any, and timing of the True Blue dividend.

The following table presents regular quarterly cash dividends and special cash dividends paid in calendar years 2019, 2018, and 2017. The amounts represent cash dividends paid during each period. For the quarter ending September 30, 2019, the amount presented represents the dividend payable on August 16, 2019 to stockholders of record as of August 2, 2019.

	Calendar Year
	2019		2018		2017
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$11,700	$0.085	$11,427	$0.085	$11,386	$0.085
Quarter ended June 30	11,708	0.085	11,429	0.085	11,409	0.085
Quarter ended September 30	11,713	0.085	11,430	0.085	11,411	0.085
Quarter ended December 31			11,696	0.085	11,427	0.085
True-up dividends paid			53,666	0.390	38,985	0.290
True Blue dividends paid	34,446	0.250	33,614	0.250	33,559	0.250
Calendar year-to-date dividends paid	$69,567	$0.505	$133,262	$0.980	$118,177	$0.880

The Company has authorized the repurchase of up to $70.0 million of its common stock under its stock repurchase plan. Shares may be repurchased from time to time based upon market conditions and available liquidity. There is no expiration for this repurchase plan and no shares have been repurchased under this repurchase plan.

Operating Results
The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2019	2019	2018	2018	2018
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$71,434	$71,657	$70,772	$66,922	$64,893
MBS	6,613	6,301	6,523	6,056	5,921
FHLB stock	1,865	1,831	1,971	1,847	2,819
Investment securities	1,835	1,505	1,441	1,275	1,307
Cash and cash equivalents	464	743	1,714	1,213	7,221
Total interest and dividend income	82,211	82,037	82,421	77,313	82,161

Interest expense:
Deposits	16,909	16,096	15,725	14,597	13,587
FHLB borrowings	12,981	12,525	13,530	11,930	18,501
Other borrowings	640	819	865	709	640
Total interest expense	30,530	29,440	30,120	27,236	32,728

Net interest income	51,681	52,597	52,301	50,077	49,433

Provision for credit losses	450	—	—	—	—

Net interest income
(after provision for credit losses)	51,231	52,597	52,301	50,077	49,433

Non-interest income	5,674	5,001	5,424	5,820	5,424
Non-interest expense	27,691	26,141	26,782	26,757	24,511
Income tax expense	6,317	6,903	6,560	7,751	7,974
Net income	$22,897	$24,554	$24,383	$21,389	$22,372

Efficiency ratio	48.28%	45.38%	46.40%	47.87%	44.68%

Basic EPS	$0.17	$0.18	$0.18	$0.16	$0.17
Diluted EPS	0.17	0.18	0.18	0.16	0.17

Comparison of Operating Results for the Nine Months Ended June 30, 2019 and 2018

The Company recognized net income of $71.8 million, or $0.52 per share, for the nine month period ended June 30, 2019 compared to net income of $77.5 million, or $0.58 per share, for the nine month period ended June 30, 2018. The decrease in net income was due primarily to an increase in non-interest expense during the current year nine month period, as well as the enactment of the Tax Act positively impacting the prior year nine month period as discussed below. These changes were partially offset by an increase in net interest income due primarily to the higher yielding loans added in the CCB acquisition. The Tax Act reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. In accordance with GAAP, the Company revalued its deferred tax assets and liabilities in December 2017 to account for the lower corporate income tax rate, which reduced income tax expense.

The net interest margin increased 43 basis points, from 1.87% for the prior year nine month period to 2.30% for the current year nine month period. When the leverage strategy is in place, it reduces the net interest margin due to the amount of earnings from the transaction in comparison to the size of the transaction. The leverage strategy was suspended at certain times during the current year nine month period due to the negative interest rate spreads between the related FHLB borrowings and cash held at the FRB of Kansas City making the transaction unprofitable. Excluding the effects of the leverage strategy, the net interest margin would have increased nine basis points, from 2.23% for the prior year nine month period to 2.32% for the current year nine month period. The increase in the net interest margin excluding the effects of the leverage strategy was due mainly to the addition of higher yielding commercial loans in the CCB acquisition.

Interest and Dividend Income
The weighted average yield on total interest-earning assets increased 53 basis points, from 3.08% for the prior year nine month period to 3.61% for the current year nine month period, while the average balance of interest-earning assets decreased $1.50 billion from the prior year nine month period. Absent the impact of the leverage strategy, the weighted average yield on total interest-earning assets would have increased 27 basis points, from 3.35% for the prior year nine month period to 3.62% for the current year nine month period, and the average balance of interest-earning assets would have increased $263.7 million. The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2019	2018	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$213,863	$193,276	$20,587	10.7%
MBS	19,437	16,563	2,874	17.4
FHLB stock	5,667	9,115	(3,448)	(37.8)
Investment securities	4,781	3,395	1,386	40.8
Cash and cash equivalents	2,921	22,230	(19,309)	(86.9)
Total interest and dividend income	$246,669	$244,579	$2,090	0.9

The increase in interest income on loans receivable was due to a $337.9 million increase in the average balance of the portfolio, as well as a 21 basis point increase in the weighted average yield on the portfolio to 3.78% for the current year nine month period. The increase in the average balance was due mainly to the acquisition of CCB. The increase in the weighted average yield was also due mainly to the addition of higher yielding loans associated with the CCB acquisition, legacy adjustable-rate loans repricing to higher market rates, and the origination and purchase of new loans at higher market rates.

The increase in interest income on the MBS portfolio was due to a 30 basis point increase in the weighted average yield on the portfolio to 2.62% for the current year nine month period, along with a $37.7 million increase in the average balance of the portfolio. The increase in the weighted average yield was due primarily to a decrease in the impact of net premium amortization, as well as adjustable-rate MBS repricing to higher market rates. Net premium amortization of $1.0 million during the current year nine month period decreased the weighted average yield on the portfolio by 14 basis points. During the prior year nine month period, $2.3 million of net premiums were amortized, which decreased the weighted average yield on the portfolio by 33 basis points. As of June 30, 2019, the remaining net balance of premiums on our portfolio of MBS was $2.5 million.

The decrease in dividend income on FHLB stock was due to a decrease in the average balance of FHLB stock as a result of the leverage strategy not being in place as often during the current year nine month period as compared to the prior year nine month period. This was partially offset by a higher dividend rate on FHLB stock during the current year nine month period.

The increase in interest income on the investment securities portfolio was due to a 75 basis point increase in the weighted average yield on the portfolio to 2.26%. The increase in the weighted average yield was primarily a result of replacing maturing securities at higher market rates.

The table above includes interest income on cash and cash equivalents associated and not associated with the leverage strategy. Interest income on cash and cash equivalents not related to the leverage strategy decreased $420 thousand from the prior year nine month period due to a $94.3 million decrease in the average balance, partially offset by an 86 basis point increase in the weighted average yield which was related to cash balances held at the FRB of Kansas City. Interest income on cash associated with the leverage strategy decreased $18.9 million from the prior year nine month period due to a $1.68 billion decrease in the average balance, as the leverage strategy was in place less often during the current year nine month period.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities increased 15 basis points, from 1.36% for the prior year nine month period to 1.51% for the current year nine month period, while the average balance of interest-bearing liabilities decreased $1.44 billion from the prior year nine month period. Absent the impact of the leverage strategy, the weighted average rate paid on total interest-bearing liabilities would have increased 19 basis points, from 1.31% for the prior year nine month period to 1.50% for the current year nine month period, and the average balance of interest-bearing liabilities would have increased $316.7 million. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2019	2018	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$48,730	$38,028	$10,702	28.1%
FHLB borrowings	39,036	55,190	(16,154)	(29.3)
Other borrowings	2,324	2,665	(341)	(12.8)
Total interest expense	$90,090	$95,883	$(5,793)	(6.0)

The increase in interest expense on deposits was due primarily to a 21 basis point increase in the weighted average rate, to 1.17% for the current year nine month period. The deposit accounts assumed in the CCB acquisition were at a lower average rate than our legacy deposit portfolio rate and our overall deposit portfolio rate, which partially offset the increase in the deposit portfolio rate in the current year nine month period. The increase in the weighted average rate was due primarily to increases in the average retail/business certificate of deposit portfolio rate and money market portfolio rate, which increased 28 basis points and 36 basis points, respectively, as market interest rates increased between periods. Additionally, the Bank recently increased offered rates on short-term and certain intermediate-term certificates of deposit in an effort to encourage customers to move funds to those terms.

The table above includes interest expense on FHLB borrowings associated and not associated with the leverage strategy. Interest expense on FHLB borrowings not related to the leverage strategy increased $4.2 million from the prior year nine month period due to a 23 basis point increase in the weighted average rate paid on the portfolio, to 2.29% for the current year nine month period, and a $30.9 million increase in the average balance of the portfolio. The increase in the weighted average rate paid was due primarily to certain maturing advances being replaced at higher effective market interest rates. Interest expense on FHLB borrowings associated with the leverage strategy decreased $20.4 million from the prior year nine month period due to the leverage strategy not being in place as often during the current year nine month period.

The decrease in interest expense on other borrowings was due mainly to the maturity of a $100.0 million repurchase agreement during the prior fiscal year, which was not replaced with a new repurchase agreement.

Provision for Credit Losses
The Bank recorded a provision for credit losses during the current year nine month period of $450 thousand, compared to no provision for credit losses during the prior year nine month period. The $450 thousand provision for credit losses in the current year nine month period is primarily a result of commercial loan activities during the current quarter. See additional ACL discussion in the "Financial Condition - Asset Quality - Allowance for credit losses and Provision for credit losses" section above.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2019	2018	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$9,581	$11,550	$(1,969)	(17.0)%
Income from BOLI	1,812	1,320	492	37.3
Other non-interest income	4,706	3,345	1,361	40.7
Total non-interest income	$16,099	$16,215	$(116)	(0.7)

The decrease in deposit service fees was due mainly to a change in the presentation of interchange network charges related to the adoption of a new revenue recognition accounting standard during the current year nine month period. Previously, interchange network charges were reported in deposit and loan expense. Upon adoption of the new revenue recognition accounting standard on October 1, 2018, interchange transaction fee income is now reported net of interchange network charges, which totaled $2.5 million during the current year nine month period and $2.2 million during the prior year nine month period.

The increase in income from BOLI was due primarily to a one-time adjustment during the prior year nine month period to the benchmark rate associated with one of the policies which reduced income from BOLI during that period, as well as to an increase in income related to policies acquired in the CCB acquisition.

The increase in other non-interest income was due mainly to revenues from the trust asset management operations acquired from CCB, loan-related income mainly related to the CCB acquisition, and insurance commission income. Additionally, the prior year nine month period included a loss on the sale of loans as management tested loan sale processes for liquidity purposes, and there were no loan sales in the current year nine month period.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2019	2018	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$39,205	$33,631	$5,574	16.6%
Information technology and related expense	13,535	10,316	3,219	31.2
Occupancy, net	9,768	8,391	1,377	16.4
Regulatory and outside services	4,247	3,919	328	8.4
Advertising and promotional	3,597	3,512	85	2.4
Office supplies and related expense	1,884	1,339	545	40.7
Deposit and loan transaction costs	1,882	4,157	(2,275)	(54.7)
Federal insurance premium	1,787	2,512	(725)	(28.9)
Other non-interest expense	4,709	2,368	2,341	98.9
Total non-interest expense	$80,614	$70,145	$10,469	14.9

The increase in salaries and employee benefits was due primarily to $4.8 million of expense related to retained CCB employees during the current year nine month period. The increase in information technology and related expense was due mainly to an increase in software licensing and costs related to the integration of CCB operations. The increase in occupancy, net was due primarily to expenses related to properties acquired in the CCB acquisition. The increase in regulatory and outside services was due mainly to an increase in consulting expenses. The increase in office supplies and related expense was due primarily to costs related to the integration of CCB customers and operations. The decrease in deposit and loan transaction costs was due mainly to the adoption of the new revenue recognition standard discussed above. The decrease in federal insurance premium was due primarily to a decrease in average assets as a result of a reduction in the usage of the leverage strategy in the current year nine month period. The increase in other non-interest expense was due primarily to amortization of deposit intangibles associated with the acquisition of CCB.

The Company's efficiency ratio was 46.68% for the current year nine month period compared to 42.54% for the prior year nine month period. The change in the efficiency ratio was due to higher non-interest expense in the current year nine month period compared to the prior year nine month period. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A lower value indicates that the financial institution is generating revenue with a proportionally lower level of expense.

Income Tax Expense
Income tax expense was $19.8 million for the current year nine month period compared to $17.2 million for the prior year nine month period. The effective tax rate was 21.6% for the current year nine month period compared to 18.2% for the prior year nine month period. The increase in the effective tax rate compared to the prior year nine month period was due mainly to the Tax Act being signed into law in December 2017. In accordance with GAAP, the Company revalued its deferred tax assets and liabilities in December 2017 to account for the lower corporate tax rate which reduced income tax expense. Management estimates the effective income tax rate for fiscal year 2019 will be approximately 22%.

Average Balance Sheet
The following table presents the average balances of our assets, liabilities, and stockholders' equity, and the related annualized weighted average yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated, along with the ending balances of our assets, liabilities, and stockholders' equity at June 30, 2019 and the weighted average yield/rate on our interest-earning assets and interest-bearing liabilities at June 30, 2019, as well as selected performance ratios and other information as of the dates and for the periods shown. The leverage strategy was not in place at June 30, 2019, so the end of period information presented at June 30, 2019 in the table below does not reflect this strategy. Weighted average yields are derived by dividing annualized income by the average balance of the related assets, and weighted average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived from average daily balances. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yields/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

			For the Nine Months Ended
			June 30, 2019			June 30, 2018
	At June 30, 2019		Average	Interest		Average	Interest
		Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Rate	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans	$6,588,940	3.66%	$6,724,022	$182,121	3.61%	$6,791,778	$178,886	3.51%
Commercial loans	794,133	4.90	683,827	25,310	4.88	290,502	9,230	4.19
Consumer loans	133,431	6.29	136,770	6,432	6.29	124,430	5,160	5.54
Total loans receivable(1)	7,516,504	3.84	7,544,619	213,863	3.78	7,206,710	193,276	3.57
MBS(2)	979,256	2.68	989,896	19,437	2.62	952,239	16,563	2.32
Investment securities(2)(3)	273,995	2.30	281,780	4,781	2.26	300,347	3,395	1.51
FHLB stock	100,109	7.48	103,151	5,667	7.34	184,275	9,115	6.61
Cash and cash equivalents(4)	43,051	2.34	169,641	2,921	2.27	1,943,369	22,230	1.51
Total interest-earning assets(1)(2)	8,912,915	3.70	9,089,087	246,669	3.61	10,586,940	244,579	3.08
Other non-interest-earning assets	373,360		374,632			306,598
Total assets	$9,286,275		$9,463,719			$10,893,538

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$1,106,399	0.06	$1,073,089	451	0.06	$868,636	233	0.04
Savings	327,077	0.05	348,919	156	0.06	363,808	1,027	0.38
Money market	1,244,039	0.71	1,265,186	6,690	0.71	1,190,407	3,103	0.35
Retail/business certificates	2,560,469	2.01	2,507,533	35,219	1.88	2,436,347	29,084	1.60
Wholesale certificates	342,887	2.32	388,943	6,214	2.14	413,821	4,581	1.48
Total deposits	5,580,871	1.24	5,583,670	48,730	1.17	5,273,019	38,028	0.96
FHLB borrowings(5)	2,139,987	2.35	2,269,952	39,036	2.29	4,000,632	55,190	1.83
Other borrowings	100,000	2.53	104,724	2,324	2.92	129,495	2,665	2.71
Total borrowings	2,239,987	2.36	2,374,676	41,360	2.32	4,130,127	57,855	1.86
Total interest-bearing liabilities	7,820,858	1.56	7,958,346	90,090	1.51	9,403,146	95,883	1.36
Other non-interest-bearing liabilities	138,318		138,640			124,551
Stockholders' equity	1,327,099		1,366,733			1,365,841
Total liabilities and stockholders' equity	$9,286,275		$9,463,719			$10,893,538
							(Continued)

			For the Nine Months Ended
			June 30, 2019			June 30, 2018
	At June 30, 2019		Average	Interest		Average	Interest
		Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Rate	Amount	Paid	Rate	Amount	Paid	Rate
	(Dollars in thousands)

Net interest income(6)				$156,579			$148,696
Net interest rate spread(7)(8)		2.14%			2.10%			1.72%
Net interest-earning assets	$1,092,057		$1,130,741			$1,183,794
Net interest margin(8)(9)					2.30			1.87
Ratio of interest-earning assets to interest-bearing liabilities					1.14x			1.13x

Selected performance ratios:
Return on average assets (annualized)(8)					1.01%			0.95%
Return on average equity (annualized)(8)					7.01			7.57
Average equity to average assets					14.44			12.54
Operating expense ratio(10)					1.14			0.86
Efficiency ratio(8)(11)					46.68			42.54
Pre-tax yield on leverage strategy(12)					0.03			0.15

							(Concluded)

(1)	Balances are adjusted for unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable balance with a yield of zero percent.

(2)
Average balances of AFS securities are adjusted for unamortized purchase premiums or discounts. Ending balances of AFS securities are adjusted for unamortized purchase premiums or discounts and unrealized gains/losses.

(3)
The average balance of investment securities includes an average balance of nontaxable securities of $22.2 million and $25.4 million for the nine months ended June 30, 2019 and June 30, 2018, respectively.

(4)
The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $73.5 million and $1.75 billion for the nine months ended June 30, 2019 and June 30, 2018, respectively.

(5)
Included in this line, for the nine months ended June 30, 2019 and June 30, 2018, are FHLB borrowings related to the leverage strategy with an average outstanding balance of $76.9 million and $1.84 billion, respectively, and interest paid of $1.4 million and $21.8 million, respectively, at a weighted average rate of 2.36% and 1.56%, respectively, and FHLB borrowings not related to the leverage strategy with an average outstanding balance of $2.19 billion and $2.16 billion, respectively, and interest paid of $37.7 million and $33.4 million, respectively, at a weighted average rate of 2.29% and 2.06%, respectively. The FHLB advance amounts and rates included in this line include the effect of interest rate swaps and are net of deferred prepayment penalties.

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

	For the Nine Months Ended
	June 30, 2019			June 30, 2018
	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Return on average assets (annualized)	1.01%	(0.01)%	1.02%	0.95%	(0.17)%	1.12%
Return on average equity (annualized)	7.01	—	7.01	7.57	0.17	7.40
Net interest margin	2.30	(0.02)	2.32	1.87	(0.36)	2.23
Net interest rate spread	2.10	(0.02)	2.12	1.72	(0.32)	2.04
Efficiency Ratio	46.68	—	46.68	42.54	(0.38)	42.92

(9)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

(10)	The operating expense ratio represents annualized non-interest expense as a percentage of average assets.

(11)	The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income.

(12)	The pre-tax yield on the leverage strategy represents annualized pre-tax income resulting from the transaction as a percentage of the average interest-earning assets associated with the transaction.

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the nine months ended June 30, 2019 to the nine months ended June 30, 2018. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate, and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Nine Months Ended
	June 30, 2019 vs. June 30, 2018
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$12,416	$8,171	$20,587
MBS	675	2,199	2,874
Investment securities	(222)	1,608	1,386
FHLB stock	(4,367)	919	(3,448)
Cash and cash equivalents	(26,887)	7,578	(19,309)
Total interest-earning assets	(18,385)	20,475	2,090

Interest-bearing liabilities:
Checking	64	154	218
Savings	(40)	(830)	(870)
Money market	206	3,380	3,586
Certificates of deposit	555	7,213	7,768
FHLB borrowings	(27,265)	11,111	(16,154)
Other borrowings	(182)	(159)	(341)
Total interest-bearing liabilities	(26,662)	20,869	(5,793)

Net change in net interest income	$8,277	$(394)	$7,883

Comparison of Operating Results for the Three Months Ended June 30, 2019 and 2018
For the quarter ended June 30, 2019, the Company recognized net income of $22.9 million, or $0.17 per share, compared to net income of $22.4 million, or $0.17 per share for the quarter ended June 30, 2018. The $525 thousand increase in net income was due primarily to an increase in net interest income and a decrease in income tax expense, partially offset by an increase in non-interest expense.

The net interest margin increased 37 basis points, from 1.92% for the prior year quarter to 2.29% for the current year quarter. The leverage strategy was in place at certain times during the prior year quarter, but was not utilized during the current quarter. Excluding the effects of the leverage strategy, the net interest margin would have increased five basis points, from 2.24% for the prior year quarter to 2.29% for the current year quarter. The increase in the net interest margin excluding the effects of the leverage strategy was due mainly to the addition of higher yielding commercial loans in the CCB acquisition.

Interest and Dividend Income
The weighted average yield on total interest-earning assets increased 44 basis points, from 3.20% for the prior year quarter to 3.64% for the current quarter, while the average balance of interest-earning assets decreased $1.25 billion from the prior year quarter. Absent the impact of the leverage strategy, the weighted average yield on total interest-earning assets would have increased 24 basis points, from 3.40% for the prior year quarter to 3.64% for the current quarter, and the average balance of interest-earning assets would have increased $246.9 million. The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2019	2018	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$71,434	$64,893	$6,541	10.1%
MBS	6,613	5,921	692	11.7
FHLB stock	1,865	2,819	(954)	(33.8)
Investment securities	1,835	1,307	528	40.4
Cash and cash equivalents	464	7,221	(6,757)	(93.6)
Total interest and dividend income	$82,211	$82,161	$50	0.1

The increase in interest income on loans receivable was due to a $319.0 million increase in the average balance of the portfolio, as well as a 19 basis point increase in the weighted average yield on the portfolio to 3.78% for the current quarter. The increase in the average balance was due mainly to the loans acquired from CCB. The increase in the weighted average yield was due mainly to the origination and purchase of new loans at higher market rates, the addition of higher yielding loans associated with the CCB acquisition, and legacy adjustable-rate loans repricing to higher market rates.

The increase in interest income on the MBS portfolio was due to a 24 basis point increase in the weighted average yield on the portfolio to 2.64% for the current quarter, along with a $15.8 million increase in the average balance of the portfolio. The increase in the weighted average yield was due primarily to a decrease in the impact of net premium amortization, as well as adjustable-rate MBS repricing to higher market rates. Net premium amortization of $375 thousand during the current quarter decreased the weighted average yield on the portfolio by 15 basis points. During the prior year quarter, $702 thousand of net premiums were amortized, which decreased the weighted average yield on the portfolio by 29 basis points.

The decrease in dividend income on FHLB stock was due to a decrease in the average balance of FHLB stock as a result of the leverage strategy not being in place during the current quarter. This was partially offset by a higher dividend rate on FHLB stock during the current quarter.

The increase in interest income on the investment securities portfolio was due to a 75 basis point increase in the weighted average yield on the portfolio to 2.52%. The increase in the weighted average yield was primarily a result of replacing maturing securities at higher market rates.

The table above includes interest income on cash and cash equivalents associated and not associated with the leverage strategy. Interest income on cash and cash equivalents not related to the leverage strategy decreased $265 thousand from the prior year quarter due to an $85.0 million decrease in the average balance, partially offset by a 59 basis point increase in the weighted average yield, which was related to balances held at the FRB of Kansas City. Interest income on cash associated with the leverage strategy decreased $6.5 million from the prior year quarter due to the leverage strategy not being in place during the current quarter.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities increased 10 basis points, from 1.44% for the prior year quarter to 1.54% for the current quarter, while the average balance of interest-bearing liabilities decreased $1.18 billion. Absent the impact of the leverage strategy, the weighted average rate paid on total interest-bearing liabilities would have increased 20 basis points, from 1.34% for the prior year quarter to 1.54% for the current quarter, and the average balance of interest-bearing liabilities would have increased $319.9 million. The following table presents the components of interest expense for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2019	2018	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$16,909	$13,587	$3,322	24.4%
FHLB borrowings	12,981	18,501	(5,520)	(29.8)
Other borrowings	640	640	—	—
Total interest expense	$30,530	$32,728	$(2,198)	(6.7)

The increase in interest expense on deposits was due primarily to a 19 basis point increase in the weighted average rate, to 1.21% for the current quarter. The deposit accounts assumed in the CCB acquisition were at a lower average rate than our legacy deposit portfolio rate and our overall deposit portfolio rate, which partially offset the increase in the deposit portfolio rate in the current quarter. The increase in the weighted average rate was due primarily to increases in the average retail/business certificate of deposit portfolio rate and money market portfolio rate, which increased 29 basis points and 30 basis points, respectively, as market interest rates increased between periods. Additionally, the Bank recently increased offered rates on short-term and certain intermediate-term certificates of deposit in an effort to encourage customers to move funds to those terms.

The table above includes interest expense on FHLB borrowings associated and not associated with the leverage strategy. Interest expense on FHLB borrowings not related to the leverage strategy increased $1.8 million from the prior year quarter due to a 29 basis point increase in the weighted average rate paid, to 2.35% for the current quarter. The increase in the weighted average rate paid was due mainly to advances that matured between periods being replaced at higher market rates. Interest expense on FHLB borrowings associated with the leverage strategy decreased $7.3 million from the prior year quarter due to the leverage strategy not being in place during the current quarter.

Provision for Credit Losses
The Bank recorded a provision for credit losses during the current quarter of $450 thousand, compared to no provision for credit losses during the prior year quarter. The $450 thousand provision for credit losses in the current quarter was primarily a result of commercial loan activities. See additional ACL discussion in the "Financial Condition - Asset Quality - Allowance for credit losses and Provision for credit losses" section above.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2019	2018	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$3,131	$3,915	$(784)	(20.0)%
Income from BOLI	590	510	80	15.7
Other non-interest income	1,953	999	954	95.5
Total non-interest income	$5,674	$5,424	$250	4.6

The decrease in deposit service fees was due primarily to a change in the presentation of interchange network charges related to the adoption of a new revenue recognition accounting standard during the current fiscal year. Interchange network charges totaled $812 thousand for the current quarter and $750 thousand for the prior year quarter. The increase in other non-interest income was due primarily to an increase in insurance commissions resulting from the receipt of annual commissions and the related adjustments to accruals, along with miscellaneous loan related income and income from trust and brokerage operations added in the CCB acquisition.
Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2019	2018	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$13,454	$11,936	$1,518	12.7%
Information technology and related expense	4,652	3,363	1,289	38.3
Occupancy, net	3,224	2,787	437	15.7
Regulatory and outside services	1,425	1,628	(203)	(12.5)
Advertising and promotional	1,447	1,490	(43)	(2.9)
Office supplies and related expense	689	455	234	51.4
Deposit and loan transaction costs	681	1,437	(756)	(52.6)
Federal insurance premium	600	813	(213)	(26.2)
Other non-interest expense	1,519	602	917	152.3
Total non-interest expense	$27,691	$24,511	$3,180	13.0

The increase in salaries and employee benefits was due primarily to expenses related to former CCB employees. The increase in information technology and related expense was due mainly to costs related to the integration of CCB operations and an increase in software licensing. The increase in occupancy, net was due primarily to expenses related to properties acquired in the CCB acquisition. The increase in office supplies and related expense was due primarily to costs related to the integration of CCB customers and operations. The decrease in deposit and loan transaction costs was due mainly to the adoption of the new revenue recognition standard. The increase in other non-interest expense was due primarily to amortization of deposit intangibles associated with the acquisition of CCB.

The Company's efficiency ratio was 48.28% for the current quarter compared to 44.68% for the prior year quarter. The change in the efficiency ratio was due mainly to an increase in non-interest expense.

Income Tax Expense
Income tax expense was $6.3 million for the current quarter compared to $8.0 million for the prior year quarter. The effective tax rate for the current quarter was 21.6% compared to 26.3% for the prior year quarter. The difference in the effective tax rates between periods was due mainly to the Tax Act being signed into law in December 2017, which resulted in the Company using a blended statutory income tax rate of 24.5% for fiscal year 2018 compared to the current fiscal year statutory income tax rate of 21%.
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

	For the Three Months Ended
	June 30, 2019			June 30, 2018
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans	$6,631,716	$59,813	3.61%	$6,800,353	$59,880	3.52%
Commercial loans	783,024	9,522	4.81	306,045	3,256	4.21
Consumer loans	133,573	2,099	6.30	122,927	1,757	5.73
Total loans receivable(1)	7,548,313	71,434	3.78	7,229,325	64,893	3.59
MBS(2)	1,001,622	6,613	2.64	985,831	5,921	2.40
Investment securities(2)(3)	290,755	1,835	2.52	295,704	1,307	1.77
FHLB stock	101,408	1,865	7.38	167,889	2,819	6.74
Cash and cash equivalents(4)	77,603	464	2.36	1,594,067	7,221	1.79
Total interest-earning assets(1)(2)	9,019,701	82,211	3.64	10,272,816	82,161	3.20
Other non-interest-earning assets	386,218			304,603
Total assets	$9,405,919			$10,577,419

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$1,092,612	157	0.06	$892,362	79	0.04
Savings	332,269	43	0.05	382,511	458	0.48
Money market	1,273,559	2,249	0.71	1,186,079	1,207	0.41
Retail/business certificates	2,524,213	12,248	1.95	2,446,695	10,130	1.66
Wholesale certificates	388,877	2,212	2.28	409,650	1,713	1.68
Total deposits	5,611,530	16,909	1.21	5,317,297	13,587	1.02
FHLB borrowings(5)	2,200,222	12,981	2.35	3,674,595	18,501	2.00
Other borrowings	100,000	640	2.53	100,000	640	2.53
Total borrowings	2,300,222	13,621	2.36	3,774,595	19,141	2.02
Total interest-bearing liabilities	7,911,752	30,530	1.54	9,091,892	32,728	1.44
Other non-interest-bearing liabilities	131,796			113,216
Stockholders' equity	1,362,371			1,372,311
Total liabilities and stockholders' equity	$9,405,919			$10,577,419
					(Continued)

	For the Three Months Ended
	June 30, 2019			June 30, 2018
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
	(Dollars in thousands)

Net interest income(6)		$51,681			$49,433
Net interest rate spread(7)(8)			2.10%			1.76%
Net interest-earning assets	$1,107,949			$1,180,924
Net interest margin(8)(9)			2.29			1.92
Ratio of interest-earning assets to interest-bearing liabilities			1.14x			1.13x

Selected performance ratios:
Return on average assets (annualized)(8)			0.97%			0.85%
Return on average equity (annualized)(8)			6.72			6.52
Average equity to average assets			14.48			12.97
Operating expense ratio(10)			1.18			0.93
Efficiency ratio(8)(11)			48.28			44.68
Pre-tax yield on leverage strategy(12)			—			0.07

					(Concluded)

(1)	Balances are adjusted for unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.

(2)	AFS securities are adjusted for unamortized purchase premiums or discounts.

(3)
The average balance of investment securities includes an average balance of nontaxable securities of $21.1 million and $23.8 million for the three months ended June 30, 2019 and June 30, 2018, respectively.

(4)
There were no cash and cash equivalents related to the leverage strategy during the quarter ended June 30, 2019. The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $1.43 billion for the three months ended June 30, 2018.

(5)
There were no FHLB borrowings related to the leverage strategy during the quarter ended June 30, 2019. Included in this line, for the quarter ended June 30, 2018, are FHLB borrowings related to the leverage strategy with an average outstanding balance of $1.50 billion and interest paid of $7.3 million, at a weighted average rate of 1.92%, and FHLB borrowings not related to the leverage strategy with an average outstanding balance of $2.17 billion and interest paid of $11.2 million, at a weighted average rate of 2.06%. The FHLB advance amounts and rates included in this line include the effect of interest rate swaps and are net of deferred prepayment penalties.

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

(8)
The table below provides a reconciliation between certain performance ratios presented in accordance with GAAP and the performance ratios excluding the effects of the leverage strategy, which are not presented in accordance with GAAP. Management believes it is important for comparability purposes to provide the performance ratios without the leverage strategy because of the unique nature of the leverage strategy. The leverage strategy reduces some of our performance ratios due to the amount of earnings associated with the transaction in comparison to the size of the transaction, while increasing our net income. The leverage strategy was not in place during the quarter ended June 30, 2019.

	For the Three Months Ended
	June 30, 2018
	Actual	Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)
Return on average assets (annualized)	0.85%	(0.13)%	0.98%
Return on average equity (annualized)	6.52	0.06	6.46
Net interest margin	1.92	(0.32)	2.24
Net interest rate spread	1.76	(0.30)	2.06
Efficiency Ratio	44.68	—	44.68

(9)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

(10)	The operating expense ratio represents annualized non-interest expense as a percentage of average assets.

(11)	The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income.

(12)	The pre-tax yield on the leverage strategy represents annualized pre-tax income resulting from the transaction as a percentage of the average interest-earning assets associated with the transaction.

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended June 30, 2019 to the three months ended June 30, 2018. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended June 30,
	2019 vs. 2018
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$4,166	$2,375	$6,541
MBS	96	596	692
Investment securities	(22)	550	528
FHLB stock	(1,202)	248	(954)
Cash and cash equivalents	(8,511)	1,754	(6,757)
Total interest-earning assets	(5,473)	5,523	50

Interest-bearing liabilities:
Checking	21	57	78
Savings	(53)	(362)	(415)
Money market	94	948	1,042
Certificates of deposit	239	2,378	2,617
FHLB borrowings	(7,099)	1,579	(5,520)
Other borrowings	—	—	—
Total interest-bearing liabilities	(6,798)	4,600	(2,198)

Net change in net interest income	$1,325	$923	$2,248

Comparison of Operating Results for the Three Months Ended June 30, 2019 and March 31, 2019

For the quarter ended June 30, 2019, the Company recognized net income of $22.9 million, or $0.17 per share, compared to net income of $24.6 million, or $0.18 per share, for the quarter ended March 31, 2019. The decrease in net income was due primarily to an increase in non-interest expense and interest expense, partially offset by an increase in non-interest income and lower income tax expense.

Net interest income decreased $916 thousand, or 1.7%, from the prior quarter to $51.7 million for the current quarter. The leverage strategy was not in place during the current quarter or the prior quarter. The net interest margin decreased four basis points from 2.33% for the prior quarter to 2.29% for the current quarter. The decrease in the net interest margin was due mainly to an increase in the cost of deposits, primarily retail/business certificates of deposit.

Interest and Dividend Income
The weighted average yield on total interest-earning assets for the current quarter was 3.64%, unchanged from the prior quarter, while the average balance of interest-earning assets decreased $646 thousand between the two periods. The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2019	2019	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$71,434	$71,657	$(223)	(0.3)%
MBS	6,613	6,301	312	5.0
FHLB stock	1,865	1,831	34	1.9
Investment securities	1,835	1,505	330	21.9
Cash and cash equivalents	464	743	(279)	(37.6)
Total interest and dividend income	$82,211	$82,037	$174	0.2

The decrease in interest income on loans receivable was due primarily to a decrease in interest income on one- to four-family loans, largely offset by an increase in interest income on commercial loans. The increase in interest income on the MBS portfolio was due primarily to a $41.7 million increase in the average balance of the portfolio. The increase in interest income on investment securities was due mainly to a 31 basis point increase in the average yield on the portfolio resulting primarily from discount accretion on securities called during the quarter, along with an $18.5 million increase in the average balance of the portfolio. The decrease in interest income on cash and cash equivalents was due to a $46.8 million decrease in the average balance, as excess operating cash was invested in MBS and investment securities during the current quarter.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities for the current quarter increased three basis points, from 1.51% for the prior quarter to 1.54% for the current quarter, while the average balance of interest-bearing liabilities decreased $796 thousand between the two periods. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2019	2019	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$16,909	$16,096	$813	5.1%
FHLB borrowings	12,981	12,525	456	3.6
Other borrowings	640	819	(179)	(21.9)
Total interest expense	$30,530	$29,440	$1,090	3.7
The increase in interest expense on deposits was due primarily to a five basis point increase in the weighted average rate paid, to 1.21% for the current quarter. The increase in the weighted average rate paid was due primarily an eight basis point increase in the average retail/business certificate of deposit portfolio rate.

The increase in interest expense on FHLB borrowings was due to a five basis point increase in the weighted average rate paid, to 2.35% for the current quarter. The increase in the weighted average rate paid was due mainly to the maturity of a $100 million advance that had a rate lower than the overall portfolio rate.

The decrease in interest expense on other borrowings was due to a decrease in the average balance as a result of the redemption of the junior subordinated debentures that were assumed as part of the acquisition of CCB.

Provision for Credit Losses
The Bank recorded a provision for credit losses during the current quarter of $450 thousand, compared to no provision for credit losses during the prior quarter. The $450 thousand provision for credit losses in the current quarter was primarily a result of commercial loan activities. See additional ACL discussion in the "Financial Condition - Asset Quality - Allowance for credit losses and Provision for credit losses" section above.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2019	2019	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$3,131	$3,091	$40	1.3%
Income from BOLI	590	587	3	0.5
Other non-interest income	1,953	1,323	630	47.6
Total non-interest income	$5,674	$5,001	$673	13.5

The increase in other non-interest income was due primarily to an increase in insurance commissions resulting from the receipt of annual commissions and the related adjustments to accruals, along with miscellaneous loan related income.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2019	2019	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$13,454	$12,789	$665	5.2%
Information technology and related expense	4,652	4,284	368	8.6
Occupancy, net	3,224	3,292	(68)	(2.1)
Regulatory and outside services	1,425	1,056	369	34.9
Advertising and promotional	1,447	1,390	57	4.1
Office supplies and related expense	689	736	(47)	(6.4)
Deposit and loan transaction costs	681	465	216	46.5
Federal insurance premium	600	659	(59)	(9.0)
Other non-interest expense	1,519	1,470	49	3.3
Total non-interest expense	$27,691	$26,141	$1,550	5.9

The increase in salaries and employee benefits expense was due mainly to additional expense on unallocated ESOP shares arising from the $0.25 per share True Blue Capitol dividend paid on those shares in June 2019. The expense recognized in the current quarter was $453 thousand, and it is expected that $453 thousand will also be recognized during the quarter ending September 30, 2019.  The increase in information technology and related expense was due primarily to costs related to the integration of CCB operations. The increase in regulatory and outside services was due mainly to the timing of external audit billings. The increase in deposit and loan transaction costs was due mainly to loan-related activities and debit card expenses related to the CCB integration.

The Company's efficiency ratio was 48.28% for the current quarter compared to 45.38% for the prior quarter. The increase in the efficiency ratio was due primarily to higher non-interest expense in the current quarter compared to the prior quarter.

Income Tax Expense
Income tax expense was $6.3 million for the current quarter, compared to $6.9 million for the prior quarter. The effective tax rate was 21.6% for the current quarter compared to 21.9% for the prior quarter.

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

	For the Three Months Ended
	June 30, 2019			March 31, 2019
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans	$6,631,716	$59,813	3.61%	$6,746,611	$61,325	3.64%
Commercial loans	783,024	9,522	4.81	680,110	8,186	4.80
Consumer loans	133,573	2,099	6.30	137,342	2,146	6.33
Total loans receivable(1)	7,548,313	71,434	3.78	7,564,063	71,657	3.79
MBS(2)	1,001,622	6,613	2.64	959,897	6,301	2.63
Investment securities(2)(3)	290,755	1,835	2.52	272,218	1,505	2.21
FHLB stock	101,408	1,865	7.38	99,725	1,831	7.45
Cash and cash equivalents(4)	77,603	464	2.36	124,444	743	2.39
Total interest-earning assets(1)(2)	9,019,701	82,211	3.64	9,020,347	82,037	3.64
Other non-interest-earning assets	386,218			370,396
Total assets	$9,405,919			$9,390,743

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$1,092,612	157	0.06	$1,076,504	149	0.06
Savings	332,269	43	0.05	358,733	56	0.06
Money market	1,273,559	2,249	0.71	1,275,504	2,269	0.72
Retail/business certificates	2,524,213	12,248	1.95	2,491,814	11,492	1.87
Wholesale certificates	388,877	2,212	2.28	401,722	2,130	2.15
Total deposits	5,611,530	16,909	1.21	5,604,277	16,096	1.16
FHLB borrowings(5)	2,200,222	12,981	2.35	2,203,872	12,525	2.30
Other borrowings	100,000	640	2.53	104,399	819	3.14
Total borrowings	2,300,222	13,621	2.36	2,308,271	13,344	2.33
Total interest-bearing liabilities	7,911,752	30,530	1.54	7,912,548	29,440	1.51
Other non-interest-bearing liabilities	131,796			123,280
Stockholders' equity	1,362,371			1,354,915
Total liabilities and stockholders' equity	$9,405,919			$9,390,743
					(Continued)

	For the Three Months Ended
	June 30, 2019			March 31, 2019
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
	(Dollars in thousands)

Net interest income(6)		$51,681			$52,597
Net interest rate spread(7)(8)			2.10%			2.13%
Net interest-earning assets	$1,107,949			$1,107,799
Net interest margin(8)(9)			2.29			2.33
Ratio of interest-earning assets to interest-bearing liabilities			1.14x			1.14x

Selected performance ratios:
Return on average assets (annualized)(8)			0.97%			1.05%
Return on average equity (annualized)(8)			6.72			7.25
Average equity to average assets			14.48			14.43
Operating expense ratio(10)			1.18			1.11
Efficiency ratio(8)(11)			48.28			45.38
Pre-tax yield on leverage strategy(12)			—			—

					(Concluded)

(1)	Balances are adjusted for unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.

(2)	AFS securities are adjusted for unamortized purchase premiums or discounts.

(3)
The average balance of investment securities includes an average balance of nontaxable securities of $21.1 million and $22.0 million for the three months ended June 30, 2019 and March 31, 2019, respectively.

(4)	There were no cash and cash equivalents related to the leverage strategy during the quarters ended June 30, 2019 and March 31, 2019.

(5)
There were no FHLB borrowings related to the leverage strategy during the quarter ended June 30, 2019 and March 31, 2019. The FHLB advance amounts and rates included in this line include the effect of interest rate swaps and are net of deferred prepayment penalties.

(6)
Net interest income represents the difference between interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income depends on the average balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

(7)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(8)	The leverage strategy was not in place during the quarters ended June 30, 2019 and March 31, 2019.

(9)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

(10)	The operating expense ratio represents annualized non-interest expense as a percentage of average assets.

(11)	The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income.

(12)	The pre-tax yield on the leverage strategy represents annualized pre-tax income resulting from the transaction as a percentage of the average interest-earning assets associated with the transaction.

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended June 30, 2019 to the three months ended March 31, 2019. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended
	June 30, 2019 vs. March 31, 2019
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$170	$(393)	$(223)
MBS	275	37	312
Investment securities	107	223	330
FHLB stock	44	(10)	34
Cash and cash equivalents	(272)	(7)	(279)
Total interest-earning assets	324	(150)	174

Interest-bearing liabilities:
Checking	3	5	8
Savings	(4)	(9)	(13)
Money market	(2)	(18)	(20)
Certificates of deposit	114	724	838
FHLB borrowings	114	342	456
Other borrowings	(179)	—	(179)
Total interest-bearing liabilities	46	1,044	1,090

Net change in net interest income	$278	$(1,194)	$(916)

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

In the event short-term liquidity needs exceed available cash, the Bank has access to a line of credit at FHLB and the FRB of Kansas City's discount window. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of regulatory total assets without the pre-approval of FHLB senior management. The president of FHLB has approved an increase, through July 2020, in the Bank's borrowing limit to 55% of Bank Call Report total assets. When the leverage strategy is in place, the Bank maintains the resulting excess cash reserves from the FHLB borrowings at the FRB of Kansas City, which can be used to meet any short-term liquidity needs.

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

If management observes a trend in the amount and frequency of line of credit utilization and/or short-term borrowings that is not in conjunction with a planned strategy, such as the leverage strategy, the Bank will likely utilize long-term wholesale borrowing sources such as FHLB advances and/or repurchase agreements to provide long-term, fixed-rate funding. The maturities of these long-term borrowings are generally staggered in order to mitigate the risk of a highly negative cash flow position at maturity. The Bank's internal policy limits total borrowings to 55% of total assets. At June 30, 2019, the Bank had total borrowings, at par, of $2.24 billion, or approximately 24% of total assets.

The amount of FHLB advances outstanding at June 30, 2019 was $2.04 billion, of which $990.0 million was scheduled to mature in the next 12 months, including $640.0 million of one-year floating-rate FHLB advances tied to interest rate swaps. All FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB. At June 30, 2019, the ratio of the par value of the Bank's FHLB borrowings to Call Report total assets was 23%. When the full leverage strategy is in place, FHLB borrowings may be in excess of 40% of the Bank's Call Report total assets, and may be in excess of 40% as long as the Bank continues its leverage strategy and FHLB senior management continues to approve the Bank's borrowing limit being in excess of 40% of Call Report total assets. All or a portion of the FHLB borrowings in conjunction with the leverage strategy can be repaid at any point in time while the strategy is in effect, if necessary or desired.

At June 30, 2019, the Bank had repurchase agreements of $100.0 million, or approximately 1% of total assets, none of which were scheduled to mature in the next 12 months. The Bank may enter into additional repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to the total borrowings limit of 55% as discussed above. The Bank has pledged securities with an estimated fair value of $109.0 million as collateral for repurchase agreements as of June 30, 2019. The securities pledged for the repurchase agreements will be delivered back to the Bank when the repurchase agreements mature.

The Bank could utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At June 30, 2019, the Bank had $716.1 million of securities that were eligible but unused as collateral for borrowing or other liquidity needs.

The Bank has access to other sources of funds for liquidity purposes, such as brokered and public unit certificates of deposit. As of June 30, 2019, the Bank's policy allowed for combined brokered and public unit certificates of deposit up to 15% of total deposits. At June 30, 2019, the Bank did not have any brokered certificates of deposit and public unit certificates of deposit were approximately 6% of total deposits. The Bank had pledged securities with an estimated fair value of $423.5 million as collateral for public unit certificates of deposit at June 30, 2019. The securities pledged as collateral for public unit certificates of deposit are held under joint custody with FHLB and generally will be released upon deposit maturity.

At June 30, 2019, $1.52 billion of the Bank's certificate of deposit portfolio was scheduled to mature within one year, including $286.8 million of public unit certificates of deposit. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products of the Bank at the prevailing rate, although no assurance can be given in this regard.  Not all of the maturing public unit certificates of deposit will be replaced as management intends to reduce the balance of public unit certificates of deposit to approximately $300.0 million by September 30, 2019.

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

The following table presents the contractual maturities of our loan, MBS, and investment securities portfolios at June 30, 2019, along with associated weighted average yields. Loans and securities which have adjustable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses. As of June 30, 2019, the amortized cost of investment securities in our portfolio which are callable or have pre-refunding dates within one year was $230.7 million.

	Loans(1)		MBS		Investment Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Amounts due:
Within one year	$216,696	5.17%	$330	4.29%	$60,286	1.58%	$277,312	4.39%

After one year:
Over one to two years	143,678	4.50	14,231	2.82	56,914	2.10	214,823	3.75
Over two to three years	79,853	4.77	6,759	2.68	55,568	2.74	142,180	3.88
Over three to five years	119,886	5.00	77,658	1.67	101,227	2.59	298,771	3.32
Over five to ten years	666,307	3.73	333,526	2.36	—	—	999,833	3.27
Over ten to fifteen years	1,217,142	3.63	224,565	3.12	—	—	1,441,707	3.55
After fifteen years	5,058,179	3.78	322,187	2.95	—	—	5,380,366	3.73
Total due after one year	7,285,045	3.80	978,926	2.68	213,709	2.50	8,477,680	3.64

	$7,501,741	3.84	$979,256	2.68	$273,995	2.30	$8,754,992	3.66

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

Off-Balance Sheet Arrangements, Commitments and Contractual Obligations

The Company, in the normal course of business, makes commitments to buy or sell assets, to extend credit, or to incur or fund liabilities. There have been no material changes in commitments, contractual obligations or off-balance sheet arrangements from September 30, 2018. For additional information, see "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements, Commitments and Contractual Obligations" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018. We anticipate we will continue to have sufficient funds, through repayments and maturities of loans and securities, deposits and borrowings, to meet our current commitments.

The maximum balance of short-term FHLB borrowings outstanding at any month-end during the nine months ended June 30, 2019 was $1.09 billion, and the average balance of short-term FHLB borrowings outstanding during this period was $1.11 billion at a weighted average contractual rate of 2.34%. Short-term FHLB borrowings for this disclosure are defined as those with maturity dates within the next 12 months. This compares to a balance of short-term FHLB borrowings outstanding at June 30, 2019 of $1.09 billion at a weighted average contractual rate of 2.35%.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company's consolidated financial statements for the quarter ended June 30, 2019, or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action ("PCA"). As of June 30, 2019, the Bank and Company exceeded all regulatory capital requirements. The following table presents the regulatory capital ratios of the Bank and the Company at June 30, 2019.

				Regulatory
				Requirement For
			Minimum	Well-Capitalized
	Bank	Company	Regulatory	Status of Bank
	Ratios	Ratios	Requirement	Under PCA Provisions
Tier 1 leverage ratio	12.4%	14.1%	4.0%	5.0%
Common Equity Tier 1 capital ratio	23.8	27.0	4.5	6.5
Tier 1 capital ratio	23.8	27.0	6.0	8.0
Total capital ratio	24.0	27.2	8.0	10.0

The following table presents a reconciliation of equity under GAAP to regulatory capital amounts, as of June 30, 2019, for the Bank and the Company (dollars in thousands):

	Bank	Company
Total equity as reported under GAAP	$1,171,199	$1,327,099
AOCI	12,532	12,532
Goodwill and other intangibles, net of deferred tax liabilities	(15,579)	(15,579)
Total tier 1 capital	1,168,152	1,324,052
ACL	9,036	9,036
Total capital	$1,177,188	$1,333,088

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

Qualitative Disclosure about Market Risk
At June 30, 2019, the Bank's gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $363.5 million, or 3.92% of total assets, compared to $433.5 million, or 4.54% of total assets, at March 31, 2019. The decrease in the one-year gap amount was due primarily to a decrease in the amount of cash held at June 30, 2019 compared to March 31, 2019, as well as an increase in the amount of certificates of deposit projected to reprice over the next twelve months, partially offset by lower interest rates as of June 30, 2019 compared to March 31, 2019. As interest rates fall, borrowers have more economic incentive to refinance their mortgages and agency debt issuers have more economic incentive or opportunity to exercise their call options in order to issue new debt at lower interest rates, resulting in higher projected cash flows on these assets.

The majority of interest-earning assets anticipated to reprice in the coming year are repayments and prepayments on one- to four-family loans and MBS, both of which include the option to prepay without a fee being paid by the contract holder. The amount of interest-bearing liabilities expected to reprice in a given period is not typically impacted significantly by changes in interest rates because the Bank's borrowings and certificate of deposit portfolios have contractual maturities and generally cannot be terminated early without a prepayment penalty. If interest rates were to increase 200 basis points, as of June 30, 2019, the Bank's one-year gap is projected to be $(477.0) million, or (5.14)% of total assets. The decrease in the gap compared to when there is no change in rates is due to lower anticipated cash flows in the higher rate environment. This compares to a one-year gap of $(271.1) million, or (2.84)% of total assets, if interest rates were to have increased 200 basis points as of March 31, 2019.

During the current quarter, loan repayments totaled $321.4 million and cash flows from the securities portfolio totaled $140.1 million. The majority of these cash flows were reinvested into new loans and securities at current market interest rates. Total cash flows from term liabilities that matured and repriced into current market interest rates during the current quarter were $590.2 million, including $200.0 million in FHLB borrowings. These offsetting cash flows allow the Bank to manage its interest rate risk and gap position more precisely than if the Bank did not have offsetting cash flows due to its mix of assets or maturity structure of liabilities.

Other strategies include managing the Bank's wholesale assets and liabilities. The Bank primarily uses long-term fixed-rate borrowings with no embedded options to lengthen the average life of the Bank's liabilities. The fixed-rate characteristics of these borrowings lock-in the cost until maturity and thus decrease the amount of liabilities repricing as interest rates move higher compared to funding with lower-cost short-term borrowings. These borrowings are laddered in order to prevent large amounts of liabilities repricing in any one period. The WAL of the Bank's term borrowings as of June 30, 2019 was 1.3 years. However, including the impact of interest rate swaps related to $640.0 million of adjustable-rate FHLB advances, the WAL of the Bank's term borrowings as of June 30, 2019 was 2.6 years. The interest rate swaps effectively convert the adjustable-rate borrowings into long-term, fixed-rate liabilities.

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

Over the last few years, the Bank has priced long-term certificates of deposit more aggressively than short-term certificates of deposit with the goal of giving customers incentive to move funds into longer-term certificates of deposit when interest rates were lower. More recently, the Bank began pricing short-term certificates of deposit more aggressively as the Bank reduces its usage of public unit certificates of deposit, which are generally large dollar, short-term funds. This strategy is intended to allow the Bank to more quickly reprice funds lower relative to the rest of the deposit portfolio, as it is management's expectation that short-term interest rates will decrease in the near term.

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

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$1,888,039	$2,162,713	$1,281,148	$2,161,078	$7,492,978
Securities(2)	632,420	339,452	150,813	120,394	1,243,079
Other interest-earning assets	13,870	—	—	—	13,870
Total interest-earning assets	2,534,329	2,502,165	1,431,961	2,281,472	8,749,927

Interest-bearing liabilities:
Non-maturity deposits(3)	202,909	346,362	277,853	1,962,430	2,789,554
Certificates of deposit	1,517,881	928,123	456,920	432	2,903,356
Borrowings(4)	450,000	1,125,000	365,000	341,285	2,281,285
Total interest-bearing liabilities	2,170,790	2,399,485	1,099,773	2,304,147	7,974,195

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$363,539	$102,680	$332,188	$(22,675)	$775,732

Cumulative excess of interest-earning assets over
interest-bearing liabilities	$363,539	$466,219	$798,407	$775,732

Cumulative (deficiency) excess of interest-earning assets over interest-bearing liabilities as a percent of total Bank assets at:
June 30, 2019	3.92%	5.02%	8.60%	8.35%
September 30, 2018	(0.16)

Cumulative one-year gap - interest rates +200 bps at:
June 30, 2019	(5.14)
September 30, 2018	(4.18)

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

(2)
MBS reflect projected prepayments at amortized cost. Investment securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of June 30, 2019, at amortized cost.

(3)
Although the Bank's checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts is based on assumptions developed from our actual experiences with these accounts. If all of the Bank's checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $2.22 billion, for a cumulative one-year gap of (23.9)% of total assets.

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

Change	Net Interest Income At
(in Basis Points)	June 30, 2019			September 30, 2018
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100 bp	$194,232	$(3,951)	(1.99)%	$201,434	$1,221	0.61%
000 bp	198,183	—	—	200,213	—	—
+100 bp	195,979	(2,204)	(1.11)	196,272	(3,941)	(1.97)
+200 bp	191,152	(7,031)	(3.55)	190,872	(9,341)	(4.67)
+300 bp	185,364	(12,819)	(6.47)	184,603	(15,610)	(7.80)

(1)	Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The net interest income projection was lower in the base case scenario at June 30, 2019 compared to September 30, 2018 due mainly to lower interest rates at June 30, 2019 as assets are expected to reprice lower at a faster pace than liabilities over the 12-month horizon. The net interest income projections decreased from the base case in all rising rate scenarios at June 30, 2019 and September 30, 2018. The net interest income projection was less adversely impacted in the rising interest rate scenarios at June 30, 2019 compared to September 30, 2018, due primarily to lower interest rates at June 30, 2019. Lower interest rates increased the projected cash flows from the Bank's mortgage-related assets, thus reducing the negative impact of rising interest rates. At June 30, 2019, the net interest income was also negatively impacted in the decreasing interest rate scenario. In this scenario, as interest rates decrease, asset cash flows increase to such a point that assets reprice at a faster pace than liabilities.

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

Change	Market Value of Portfolio Equity At
(in Basis Points)	June 30, 2019			September 30, 2018
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100 bp	$1,337,064	$(42,514)	(3.08)%	$1,498,631	$53,683	3.72%
000 bp	1,379,578	—	—	1,444,948	—	—
+100 bp	1,333,075	(46,503)	(3.37)	1,281,910	(163,038)	(11.28)
+200 bp	1,180,363	(199,215)	(14.44)	1,087,644	(357,304)	(24.73)
+300 bp	997,544	(382,034)	(27.69)	888,611	(556,337)	(38.50)

(1)	Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The percentage change in the Bank's MVPE at June 30, 2019 was less adversely impacted in the increasing interest rate scenarios than at September 30, 2018. This was due primarily to a decrease in interest rates between the two periods. As interest rates fall, borrowers have more economic incentive to refinance their mortgages and agency debt issuers have more economic incentive or opportunity to exercise their call options in order to issue new debt at lower interest rates, resulting in higher projected cash flows on these assets. As interest rates increase in the rising rate scenarios, repayments on mortgage-related assets are more likely to decrease and only be realized through significant changes in borrowers' lives such as divorce, death, job-related relocations, or other events as there is less economic incentive for borrowers to prepay their debt, resulting in an increase in the average life of mortgage-related assets. Similarly, call projections for the Bank's callable agency debentures decrease as interest rates rise, which results in cash flows related to these assets moving closer to the contractual maturity dates. The higher expected average lives of these assets, relative to the assumptions in the base case interest rate environment, increases the sensitivity of their market value to changes in interest rates. At June 30, 2019, the MVPE was also negatively impacted in the decreasing interest rate scenario. In this scenario, as interest rates decrease, the market value of liabilities increases at a faster pace than the market value of assets.

The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates for our interest-earning assets and interest-bearing liabilities as of June 30, 2019. Yields presented for interest-earning assets include the amortization of fees, costs, premiums and discounts, which are considered adjustments to the yield. The interest rate presented for term borrowings is the effective rate, which includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The WAL presented for term borrowings includes the effect of interest rate swaps. The maturity and repricing terms presented for one- to four-family loans represent the contractual terms of the loan.

	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Investment securities	$273,995	2.30%	0.7	21.8%	3.1%
MBS - fixed	653,803	2.47	3.1	52.2	7.3
MBS - adjustable	325,453	3.11	2.6	26.0	3.7
Total securities	1,253,251	2.60	2.4	100.0%	14.1
Loans receivable:
Fixed-rate one- to four-family:
<= 15 years	1,036,186	3.14	3.7	13.8%	11.7
> 15 years	4,433,682	3.89	5.6	59.1	49.8
Fixed-rate commercial	456,893	4.71	3.2	6.1	5.1
All other fixed-rate loans	51,275	5.31	3.3	0.7	0.6
Total fixed-rate loans	5,978,036	3.84	5.1	79.7	67.2
Adjustable-rate one- to four-family:
<= 36 months	224,114	2.33	3.2	3.0	2.5
> 36 months	840,870	3.39	2.3	11.2	9.5
Adjustable-rate commercial	341,855	5.16	7.5	4.5	3.8
All other adjustable-rate loans	116,866	6.10	1.6	1.6	1.3
Total adjustable-rate loans	1,523,705	3.84	3.6	20.3	17.1
Total loans receivable	7,501,741	3.84	4.8	100.0%	84.3
FHLB stock	100,109	7.48	1.3		1.1
Cash and cash equivalents	43,051	2.34	—		0.5
Total interest-earning assets	$8,898,152	3.70	4.4		100.0%

Non-maturity deposits	$2,677,515	0.36	14.6	48.0%	34.2%
Retail/business certificates of deposit	2,560,469	2.01	1.5	45.9	32.7
Public unit certificates of deposit	342,887	2.32	0.6	6.1	4.4
Total deposits	5,580,871	1.24	7.7	100.0%	71.3
Term borrowings	2,140,000	2.35	2.6	95.5%	27.4
FHLB line of credit	100,000	2.56	—	4.5	1.3
Total borrowings	2,240,000	2.36	2.5	100.0%	28.7
Total interest-bearing liabilities	$7,820,871	1.56	6.2		100.0%
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of June 30, 2019. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2019, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The following table summarizes our stock repurchase activity during the three months ended June 30, 2019 and additional information regarding our stock repurchase program. The Company has $70.0 million of common stock authorized under its stock repurchase plan. There is no expiration for this repurchase plan. Shares may be repurchased from time to time in the open-market based upon market conditions and available liquidity.

				Approximate
	Total		Total Number of	Dollar Value of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
	Purchased	per Share	Announced Plans	Under the Plan
April 1, 2019 through
April 30, 2019	—	$—	—	$70,000,000
May 1, 2019 through
May 31, 2019	—	—	—	70,000,000
June 1, 2019 through
June 30, 2019	—	—	—	70,000,000
Total	—	—	—	70,000,000

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

10.1(iii)	Form of Change of Control Agreement with Daniel L. Lehman filed on November 29, 2016 as Exhibit 10.1(v) to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.1(iv)	Form of Change of Control Agreement with Robert D. Kobbeman filed on November 29, 2018 as Exhibit 10.1(iv) to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.1(v)	Employment Agreement with Robert D. Kobbeman filed on November 29, 2018 as Exhibit 10.1(v) to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.1(vi)	Form of Change of Control Agreement with Anthony S. Barry filed on May 10, 2019 as Exhibit 10.1(vi) to the Registrant's March 31, 2019 Form 10-Q and incorporated herein by reference
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
The following information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, filed with the Securities and Exchange Commission on August 9, 2019, has been formatted in Inline eXtensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets at June 30, 2019 and September 30, 2018, (ii) Consolidated Statements of Income for the three and nine months ended June 30, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2019 and 2018, (iv) Consolidated Statements of Stockholders' Equity for the three and nine months ended June 30, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the nine months ended June 30, 2019 and 2018, and (vi) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: August 9, 2019	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and Chief Executive Officer

Date: August 9, 2019	By:	/s/ Kent G. Townsend
Kent G. Townsend, Executive Vice President,
Chief Financial Officer and Treasurer