Form 10-K
period 2019-09-30
Capitol Federal Financial, Inc.
filed 2019-11-27
CIK 1490906

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019
                                                                                 or
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒      No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒            Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐        Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of such stock on the NASDAQ Stock Market as of March 31, 2019, was $1.82 billion.
As of November 21, 2019, there were issued and outstanding 141,503,865 shares of the Registrant's common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K - Portions of the proxy statement for the Annual Meeting of Stockholders for the year ended September 30, 2019.

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

These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our future results to differ materially from the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions expressed in the forward-looking statements:

•	our ability to maintain overhead costs at reasonable levels;

•	our ability to originate and purchase a sufficient volume of one- to four-family loans in order to maintain the balance of that portfolio at a level desired by management;

•	our ability to invest funds in wholesale or secondary markets at favorable yields compared to the related funding source;

•	our ability to access cost-effective funding;

•	the expected cost savings, synergies and other benefits from the acquisition of Capital City Bancshares, Inc. ("CCB") might not be realized within the anticipated time frames or at all;

•	our ability to extend the commercial banking and trust asset management expertise acquired from CCB through our existing branch footprint;

•	fluctuations in deposit flows;

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

PART I
As used in this Form 10-K, unless we specify or the context indicates otherwise, "the Company," "we," "us," and "our" refer to Capitol Federal Financial, Inc. a Maryland corporation, and its subsidiaries. "Capitol Federal Savings," and "the Bank," refer to Capitol Federal Savings Bank, a federal savings bank and the wholly-owned subsidiary of Capitol Federal Financial, Inc.

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

In August 2018, the Company completed the acquisition of CCB and its wholly-owned subsidiary Capital City Bank, a commercial bank with $450 million in assets that was headquartered in Topeka, Kansas. During April 2019, the Bank completed the integration of the operations of Capital City Bank into the Bank's operations. The acquisition of Capital City Bank has allowed us to advance our commercial banking strategy while staying under $10 billion in assets, and allowed us to offer trust and brokerage services. The Bank competes for commercial banking business through a wide variety of commercial deposit and expanded lending products.

We have been, and intend to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We attract deposits primarily from the general public and from businesses, and invest those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences. We also originate and participate with other lenders in commercial loans, originate consumer loans primarily secured by mortgages on one- to four-family residences, and invest in certain investment securities and mortgage-backed securities ("MBS") using funding from deposits, repurchase agreements, and Federal Home Loan Bank Topeka ("FHLB") borrowings. We offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, interest-bearing and non-interest-bearing checking accounts, and certificates of deposit with terms ranging from 91 days to 96 months.

The Company's results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, securities, and cash, and the interest paid on deposits and borrowings. On a weekly basis, management reviews deposit flows, loan demand, cash levels, and changes in several market rates to assess all pricing strategies. The Bank's pricing strategy for first mortgage loan products includes setting interest rates based on secondary market prices and competitor pricing for our local lending markets, and secondary market prices and competitor pricing for our correspondent lending markets. Pricing for commercial loans is generally based on competitor pricing and the credit risk of the borrower with consideration given to the overall relationship of the borrower. Generally, deposit pricing is based upon a survey of competitors in the Bank's market areas, and the need to attract funding and retain maturing deposits. The majority of our loans are fixed-rate products with maturities up to 30 years, while the majority of our retail deposits are either non-maturity deposits or have stated maturities of less than two years.

The Company is significantly affected by prevailing economic conditions, including federal monetary and fiscal policies and federal regulation of financial institutions. Deposit balances are influenced by a number of factors, including interest rates paid on competing investment products, the level of personal income, and the personal rate of savings within our market areas. Lending activities are influenced by the demand for housing and business activity levels, our loan underwriting guidelines compared to those of our competitors, as well as interest rate pricing competition from other lending institutions.

Local economic conditions have a significant impact on the ability of borrowers to repay loans and the value of the collateral securing these loans. The industries in the Bank's local market areas, where the properties securing approximately 66% of the Bank's one- to four-family loans are located, are diversified. This is especially true in the Kansas City metropolitan statistical area, which comprises the largest segment of our one- to four-family loan portfolio and deposit base. Management also monitors broad industry and economic indicators and trends in the states and/or metropolitan statistical areas with the highest concentrations of correspondent purchased loans and commercial real estate loans. As of October 2019, the unemployment rate was 3.1% for Kansas and Missouri, and 3.4% for Texas, compared to the national average of 3.6%, based on information from the Bureau of Labor Statistics. The Kansas City market area has an average household income of approximately $91 thousand per annum, based on 2019 estimates from Claritas Pop-Facts Premier. The average household income in our combined local market areas is approximately $87 thousand per annum, with 92% of the population at or above the poverty level, based on 2019 estimates from Claritas Pop-Facts Premier. The average household income in the Texas region where the majority of our correspondent one- to four-family loans are located is approximately $100 thousand per annum, with 90% of the population at or above the poverty level, based on 2019 estimates from Claritas Pop-Facts Premier.

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

Market Area and Competition
Our corporate office is located in Topeka, Kansas. We currently have a network of 54 branches (44 traditional branches and 10 in-store branches) located in nine counties throughout Kansas and three counties in Missouri. We primarily serve the metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia, and Salina, Kansas and a portion of the metropolitan area of greater Kansas City. In addition to our full service banking offices, we provide services through our call center, which operates on extended hours, mobile banking, telephone banking, and online banking and bill payment services.

The Bank ranked first in deposit market share, at 7.41%, in the state of Kansas as reported in the June 30, 2019 FDIC "Summary of Deposits - Market Share Report." Management considers our well-established banking network together with our reputation for financial strength and customer service to be major factors in our success at attracting and retaining customers in our market areas.

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

Lending Practices and Underwriting Standards
General. Originating and purchasing loans secured by one- to four-family residential properties is the Bank's primary lending business, resulting in a loan concentration in residential first mortgage loans secured by properties located in Kansas and Missouri. The Bank also originates and participates in commercial loans, and originates consumer loans and construction loans secured by residential properties.
One- to Four-Family Residential Real Estate Lending. The Bank originates and services one- to four-family loans that are not guaranteed or insured by the federal government, and purchases one- to four-family loans, on a loan-by-loan basis, from a select group of correspondent lenders.

Originated Loans
While the Bank originates both fixed- and adjustable-rate loans, our origination volume is dependent upon customer demand for loans in our market areas. Demand is affected by the local housing market, competition, and the interest rate environment. During fiscal years 2019 and 2018, the Bank originated and refinanced $581.1 million and $543.5 million of one- to four-family loans, respectively.

Correspondent Purchased Loans
The Bank purchases one- to four-family loans, on a loan-by-loan basis, from a select group of correspondent lenders. Loan purchases enable the Bank to attain geographic diversification in the loan portfolio. At September 30, 2019, the Bank had correspondent lending relationships in 28 states and the District of Columbia. During fiscal years 2019 and 2018, the Bank purchased $166.4 million and $391.6 million, respectively, of one- to four-family loans from correspondent lenders. We generally pay a premium of 0.50% to 1.0% of the loan balance to purchase these loans, and we pay 1.0% of the loan balance to purchase the servicing of these loans.

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

At September 30, 2019, $178.5 million, or 71% of the Bank's bulk purchased loan portfolio, are loans guaranteed by one seller. Based on the historical performance of these loans and the seller, the Bank believes the seller has the financial ability to repurchase or replace loans if any were to become delinquent. The Bank has not experienced any losses with this group of loans since the loan package was purchased in August 2012. For the $73.8 million of bulk purchased loans at September 30, 2019 that do not have the above noted guarantee, the Bank has continued to experience a reduction in loan losses. See "Asset Quality - Allowance for credit losses and Provision for credit losses" below for additional information regarding loan losses for bulk purchased loans.

Underwriting
Full documentation to support an applicant's credit and income, and sufficient funds to cover all applicable fees and reserves at closing, are required on all loans. Generally, loans are underwritten according to the "ability to repay" and "qualified mortgage" standards, as issued by the Consumer Financial Protection Bureau ("CFPB"). Information pertaining to the creditworthiness of the borrower generally consists of a summary of the borrower's credit history, employment stability, sources of income, assets, net worth, and debt ratios. The value of the subject property must be supported by an appraisal report prepared in accordance with our appraisal policy by either a staff appraiser or a fee appraiser, both of which are independent of the loan origination function.

The underwriting standards for loans purchased from correspondent and nationwide lenders are generally similar to the Bank's internal underwriting standards. The underwriting of correspondent loans is performed by the Bank's underwriters. Our standard contractual agreement with the lender/seller includes recourse options for any breach of representation or warranty with respect to the loans purchased. The Bank did not request any lenders/sellers to repurchase loans for breach of representation during fiscal year 2019.

Adjustable-rate Mortgage ("ARM") Loans
ARM loans are offered with a three-year, five-year, or seven-year term to the initial repricing date. After the initial period, the interest rate for each ARM loan adjusts annually for the remainder of the term of the loan. Currently, the repricing index for loan originations and correspondent purchases is tied to the one-year Constant Maturity Treasury ("CMT") index; however, other indices have been used in the past, including LIBOR. Current adjustable-rate one- to four-family loans originated by the Bank generally provide for a specified rate limit or cap on the periodic adjustment to the interest rate, as well as a specified maximum lifetime cap and minimum rate, or floor. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as our cost of funds. Negative amortization of principal is not allowed. For three- and five-year ARM loans, borrowers are qualified based on the principal, interest, tax, and insurance payments at the initial interest rate plus the life of loan cap and the initial interest rate plus the first period cap, respectively. For seven-year ARM loans, borrowers are qualified based on the principal, interest, tax, and insurance payments at the initial rate. After the initial three-, five-, or seven-year period, the interest rate resets annually and the new principal and interest payment is based on the new interest rate, remaining unpaid principal balance, and remaining term of the ARM loan. Our ARM loans are not automatically convertible into fixed-rate loans; however, we do allow borrowers to pay an endorsement fee to convert an ARM loan into a fixed-rate loan. ARM loans can pose greater credit risks than fixed-rate loans, primarily because if interest rates rise, the borrower's payment also rises, increasing the potential for default. This specific type of risk is known as repricing risk.

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

Construction Lending
The Bank originates owner-occupied construction-to-permanent loans secured by one- to four-family residential real estate. The majority of these loans are secured by property located within the Bank's Kansas City market area. At September 30, 2019, we had $36.8 million in one- to four-family construction loans outstanding, representing 0.5% of our total loan portfolio.

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

The Bank's owner-occupied construction-to-permanent loan program combines the construction loan and the permanent loan into one loan, allowing the borrower to secure the same interest rate structure throughout the construction period and the permanent loan term. Once the construction period is complete, the payment method is changed from interest-only to an amortized principal and interest payment for the remaining term of the loan.

Loan Endorsement Program
In an effort to offset the impact of repayments and to retain our customers, existing loan customers, including customers whose loans were purchased from a correspondent lender, have the opportunity, for a cash fee, to endorse their original loan terms to current loan terms being offered. Customers whose loans have been sold to third parties, or have been delinquent on their contractual loan payments during the previous 12 months, or are currently in bankruptcy, are not eligible to participate in this program. The Bank does not solicit customers for this program, but considers it a valuable opportunity to retain customers who, based on our initial underwriting criteria, could likely obtain similar financing elsewhere. During fiscal years 2019 and 2018, the Bank endorsed $121.5 million and $19.4 million of one- to four-family loans, respectively.

Loan Sales
One- to four-family loans may be sold on a bulk basis or on a flow basis as loans are originated. Loans originated by the Bank and purchased from correspondent lenders are generally eligible for sale in the secondary market. Loans are generally sold for portfolio restructuring purposes, to reduce interest rate risk and/or to maintain a certain liquidity position. The Bank generally retains the servicing on these loans. The Bank's Asset and Liability Management Committee ("ALCO") determines the criteria upon which one- to four-family loans are to be classified as held-for-sale or held-for-investment. One- to four-family loans classified as held-for-sale are to be sold in accordance with policies set forth by ALCO. During fiscal year 2019, the Bank did not sell any loans. During fiscal year 2018, the Bank sold $16.6 million of one- to four-family loans, to test loan sale processes for liquidity purposes.

Consumer Lending. The Bank offers a variety of secured consumer loans, including home equity loans and lines of credit, home improvement loans, vehicle loans, and loans secured by savings deposits. The Bank also originates a very limited amount of unsecured loans. Generally, consumer loans are originated in the Bank's market areas. The majority of our consumer loan portfolio is comprised of home equity lines of credit which have adjustable interest rates. For a majority of the home equity lines of credit, the Bank has the first mortgage or the Bank is in the first lien position. At September 30, 2019, our consumer loan portfolio totaled $131.8 million, or approximately 2% of our total loan portfolio.

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

Commercial Lending. At September 30, 2019, the Bank's commercial loans totaled $767.9 million, or approximately 10% of our total loan portfolio. Of this amount, $360.8 million were participation loans. Total undisbursed loan amounts related to commercial loans were $138.8 million, resulting in a total commercial loan concentration of $906.7 million at September 30, 2019.

At September 30, 2019, the Bank's commercial real estate loan portfolio totaled $706.8 million or approximately 92% of our commercial loan portfolio. Our commercial real estate loans include a variety of property types, including hotels, office and retail buildings, senior housing facilities, and multi-family dwellings located in Kansas, Missouri, and 11 other states. Our largest commercial lending relationship was $98.9 million at September 30, 2019, of which $94.1 million was disbursed, including $90.8 million in commercial real estate loans and $3.3 million in commercial and industrial loans. These loans were current according to their terms at September 30, 2019.

At September 30, 2019, the Bank's commercial and industrial loan portfolio totaled $61.1 million, or approximately 8% of our commercial loan portfolio. The Bank's commercial and industrial loan portfolio consists largely of loans secured by accounts receivable, inventory and equipment.

Underwriting
The Bank performs more extensive due diligence in underwriting commercial loans than loans secured by one- to four-family residential properties due to the larger loan amounts, the more complex sources of repayment and the riskier nature of such loans. When participating in a commercial loan, the Bank performs the same underwriting procedures as if the loan was being originated by the Bank.

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

For non-construction properties, the historical net operating income, which is the income derived from the operation of the property less all operating expenses, generally must be at least 1.15 times the required payments related to the outstanding debt (debt service coverage ratio) at the time of origination. For construction projects, the minimum debt service coverage ratio of 1.15 applies to the projected cash flows, and the borrower must have successful experience with the construction and operation of properties similar to the subject property. As part of the underwriting process, the historical or projected cash flows are stressed under various scenarios to measure the viability of the project given adverse conditions.

Generally, our maximum LTV ratios conform to supervisory limits, including 65% for raw land, 75% for land development and 85% for commercial real estate loans. In accordance with regulatory guidelines, the Bank requires full independent appraisals for commercial real estate properties. The Bank generally requires at least 15% cash equity from the borrower for land acquisition, land development and commercial real estate construction loans. For non-acquisition, development or construction loans, the equity may be from a combination of cash and the appraised value of the secured property.

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

For a construction loan, generally, the Bank allows interest-only payments during the construction phase of a project and for a stabilization period of 6 to 24 months after occupancy. The Bank requires amortizing payments at the conclusion of the stabilization period.

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

Loan Portfolio. The following table presents the composition of our loan portfolio as of the dates indicated.

	September 30,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One- to four-family:
Originated	$3,873,851	52.2%	$3,965,692	52.8%	$3,959,232	55.1%	$4,005,615	57.6%	$4,010,424	60.6%
Correspondent purchased	2,349,877	31.7	2,505,987	33.4	2,445,311	34.0	2,206,072	31.7	1,846,210	27.9
Bulk purchased	252,347	3.4	293,607	3.9	351,705	4.9	416,653	6.0	485,682	7.3
Construction	36,758	0.5	33,149	0.4	30,647	0.4	39,430	0.6	29,552	0.4
Total	6,512,833	87.8	6,798,435	90.5	6,786,895	94.4	6,667,770	95.9	6,371,868	96.2
Commercial:
Commercial real estate	583,617	7.9	426,243	5.7	183,030	2.6	110,768	1.6	109,314	1.6
Commercial and industrial	61,094	0.8	62,869	0.9	—	—	—	—	—	—
Construction	123,159	1.7	80,498	1.1	86,952	1.2	43,375	0.6	11,523	0.2
Total	767,870	10.4	569,610	7.7	269,982	3.8	154,143	2.2	120,837	1.8
Consumer loans:
Home equity	120,587	1.6	129,588	1.7	122,066	1.7	123,345	1.8	125,844	1.9
Other	11,183	0.2	10,012	0.1	3,808	0.1	4,264	0.1	4,179	0.1
Total	131,770	1.8	139,600	1.8	125,874	1.8	127,609	1.9	130,023	2.0
Total loans receivable	7,412,473	100.0%	7,507,645	100.0%	7,182,751	100.0%	6,949,522	100.0%	6,622,728	100.0%

Less:
ACL	9,226		8,463		8,398		8,540		9,443
Discounts/unearned loan fees	31,058		33,933		24,962		24,933		24,213
Premiums/deferred costs	(44,558)		(49,236)		(45,680)		(41,975)		(35,955)
Total loans receivable, net	$7,416,747		$7,514,485		$7,195,071		$6,958,024		$6,625,027

The following table presents the contractual maturity of our loan portfolio, along with associated weighted average yields, at September 30, 2019. Loans which have adjustable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses.

	One- to Four-Family		Commercial		Construction(2)		Home Equity(3)		Other Consumer		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Amounts due:
Within one year(1)	$2,590	5.21%	$76,410	5.05%	$156,707	4.68%	$2,084	6.69%	$1,093	4.92%	$238,884	4.82%

After one year:
Over one to two	2,977	4.47	117,508	4.13	3,210	6.81	211	6.26	1,249	5.96	125,155	4.23
Over two to three	6,402	4.06	66,485	4.61	—	—	331	5.85	1,818	5.55	75,036	4.59
Over three to five	50,480	3.98	68,080	5.30	—	—	1,637	5.84	5,491	4.48	125,688	4.74
Over five to ten	498,638	3.34	146,247	4.87	—	—	12,967	6.30	826	6.32	658,678	3.74
Over ten to fifteen	1,052,008	3.38	125,011	4.68	—	—	47,015	6.19	464	6.04	1,224,498	3.63
After fifteen years	4,862,980	3.73	44,970	4.88	—	—	56,342	6.04	242	5.24	4,964,534	3.77
Total due after one year	6,473,485	3.65	568,301	4.70	3,210	6.81	118,503	6.13	10,090	5.10	7,173,589	3.78

Totals loans	$6,476,075	3.65	$644,711	4.74	$159,917	4.72	$120,587	6.14	$11,183	5.08	7,412,473	3.81

Less:
ACL											9,226
Discounts/unearned loan fees											31,058
Premiums/deferred costs											(44,558)
Total loans receivable, net											$7,416,747

(1)	Includes demand loans, loans having no stated maturity, and overdraft loans.

(2)
Construction loans are presented based upon the estimated term to complete construction. See "One- to Four-Family Residential Real Estate Lending - Construction Lending" above for more information regarding our construction-to-permanent loan program.

(3)	For home equity loans, the maturity date calculated assumes the borrower always makes the required minimum payment. The majority of home equity loans assume a maximum term of 240 months.

The following table presents, as of September 30, 2019, the amount of loans due after September 30, 2020, and whether these loans have fixed or adjustable interest rates.

	Fixed	Adjustable	Total
	(Dollars in thousands)
One- to four-family	$5,445,463	$1,028,022	$6,473,485
Commercial	354,717	213,584	568,301
Construction	2,738	472	3,210
Consumer loans:
Home equity	16,723	101,780	118,503
Other	6,918	3,172	10,090
Total	$5,826,559	$1,347,030	$7,173,589

Asset Quality
The Bank's traditional one- to four-family underwriting guidelines have provided the Bank with generally low delinquencies and low levels of non-performing assets within this loan category compared to national levels. Of particular importance is the complete and full documentation required for each loan the Bank originates, participates in or purchases. Generally, one- to four-family owner occupied loans are underwritten according to the "ability to repay" and "qualified mortgage" standards, as issued by the CFPB. This allows the Bank to make an informed credit decision based upon a thorough assessment of the borrower's ability to repay the loan.

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

For commercial loans originated by the Bank, when a borrower fails to make a loan payment within 10 days after the due date, a late notice is mailed. If the loan becomes 30 days or more past due, the Bank begins collection efforts including sending legal notices for payment collection and contacting the borrower by telephone. The primary purpose of such contact is to notify the borrower of the past due payment in case the loan payment was misplaced or lost and to identify any changes in the borrower's income flow that may affect future loan performance. If it is determined that future loan performance may be adversely affected, the Bank initiates discussions with the borrower regarding plans to ensure cash flow from operations is sufficient to satisfy the debt requirements and meet the loan covenants. Generally, once a loan becomes 90 days delinquent, foreclosure or collection procedures are initiated. For participation loans, the lead bank is responsible for all collection efforts and contact with the borrower. However, if the Bank does not receive an expected payment on a participation loan, the Bank contacts the lead bank to determine the cause of the late payment and to initiate discussions with the lead bank of collection efforts, as necessary. See "Lending Practices and Underwriting Standards – Commercial Lending – Monitoring of Risk" for additional information.

Delinquent and non-performing loans and other real estate owned ("OREO")
The following table presents the Company's 30 to 89 day delinquent loans at the dates indicated. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs. Of the loans 30 to 89 days delinquent at September 30, 2019, 2018, and 2017, approximately 67%, 74%, and 67%, respectively, were 59 days or less delinquent.

	Loans Delinquent for 30 to 89 Days at September 30,
	2019		2018		2017
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	90	$7,223	129	$10,647	129	$13,257
Correspondent purchased	9	2,721	18	3,803	8	1,827
Bulk purchased	16	3,581	15	3,502	22	3,194
Commercial	8	826	6	322	—	—
Consumer	42	525	38	533	35	500
	165	$14,876	206	$18,807	194	$18,778

Loans 30 to 89 days delinquent
to total loans receivable, net		0.20%		0.25%		0.26%

The table below presents the Company's non-performing loans and OREO at the dates indicated. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs. Non-performing loans are loans that are 90 or more days delinquent or in foreclosure and other loans required to be reported as nonaccrual pursuant to accounting and/or regulatory reporting requirements, even if the loans are current. At all dates presented, there were no loans 90 or more days delinquent that were still accruing interest. Non-performing assets include non-performing loans and OREO. OREO primarily includes assets acquired in settlement of loans. Over the past 12 months, one- to four-family OREO properties acquired in settlement of one- to four-family loans were owned by the Bank, on average, for approximately four months before the properties were sold.

	September 30,
	2019		2018		2017		2016		2015
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	44	$3,268	67	$5,040	67	$5,515	73	$8,190	66	$6,728
Correspondent purchased	4	1,008	1	449	1	91	3	985	1	394
Bulk purchased	6	1,465	11	3,045	13	3,371	28	7,323	36	8,898
Commercial	4	170	—	—	—	—	—	—	—	—
Consumer	25	362	30	569	22	410	31	529	28	509
	83	6,273	109	9,103	103	9,387	135	17,027	131	16,529

Loans 90 or more days delinquent or in foreclosure
as a percentage of total loans		0.08%		0.12%		0.13%		0.24%		0.25%

Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	16	$1,183	19	$1,482	50	$4,567	70	$8,956	77	$9,004
Correspondent purchased	—	—	2	396	8	1,690	9	2,786	1	25
Bulk purchased	1	65	—	—	4	846	1	31	1	82
Commercial	1	7	—	—	—	—	—	—	—	—
Consumer	2	35	2	9	7	113	12	328	12	295
	20	1,290	23	1,887	69	7,216	92	12,101	91	9,406
Total non-performing loans	103	7,563	132	10,990	172	16,603	227	29,128	222	25,935

Non-performing loans as a percentage of total loans		0.10%		0.15%		0.23%		0.42%		0.39%

	September 30,
	2019		2018		2017		2016		2015
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
OREO:
One- to four-family:
Originated(2)	8	$745	8	$843	4	$58	12	$692	29	$1,752
Correspondent purchased	—	—	—	—	—	—	1	499	1	499
Bulk purchased	—	—	1	454	5	1,279	4	1,265	2	796
Commercial	1	600	1	600	—	—	—	—	—	—
Consumer	—	—	—	—	1	67	—	—	1	8
Other	—	—	—	—	—	—	1	1,278	1	1,278
	9	1,345	10	1,897	10	1,404	18	3,734	34	4,333
Total non-performing assets	112	$8,908	142	$12,887	182	$18,007	245	$32,862	256	$30,268

Non-performing assets as a percentage of total assets		0.10%		0.14%		0.20%		0.35%		0.31%

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

The amount of interest income on nonaccrual loans and TDRs as of September 30, 2019 included in interest income was $988 thousand for the year ended September 30, 2019.  The amount of additional interest income that would have been recorded on nonaccrual loans and TDRs as of September 30, 2019, if they had performed in accordance with their original terms, was $66 thousand for the year ended September 30, 2019.

The following table presents the states where the properties securing five percent or more of the total amount of our one- to four-family loans are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at September 30, 2019. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. At September 30, 2019, potential losses, after taking into consideration anticipated PMI proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,540,471	54.7%	$6,121	45.3%	$3,117	54.3%	59%
Missouri	1,172,468	18.1	2,286	16.9	786	13.7	53
Texas	712,802	11.0	909	6.7	542	9.4	48
Other states	1,050,334	16.2	4,209	31.1	1,296	22.6	70
	$6,476,075	100.0%	$13,525	100.0%	$5,741	100.0%	60

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

The following table sets forth the recorded investment in assets, classified as either special mention or substandard, as of September 30, 2019. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 5. Loans Receivable and Allowance for Credit Losses" for information regarding asset classification definitions. During the June 30, 2019 quarter, management classified a $50.0 million commercial real estate participation loan as special mention. The loan has been in the portfolio for approximately 3.5 years, with approximately 1.5 years remaining, and relates to a recently opened large hotel and convention center in a high growth area in the central-southern United States. Management identified credit weaknesses associated with this loan, including a debt service coverage ratio below policy, the development surrounding the hotel and convention center has been slower than initially anticipated, and construction delays have occurred. The Bank has personal guarantees from members of a financially strong borrowing group, and the loan was current according to its terms as of September 30, 2019. Management continues to closely monitor the hotel and convention center and surrounding activities. At September 30, 2019, there were no loans classified as doubtful, and all loans classified as loss were fully charged-off.

	Special Mention		Substandard
	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	114	$12,941	198	$15,628
Correspondent purchased	8	2,349	13	2,785
Bulk purchased	1	102	24	5,294
Commercial	15	54,106	11	5,529
Consumer Loans:
Home equity	16	280	45	696
Other	1	2	6	24
Total loans	155	69,780	297	29,956

OREO:
One- to four-family:
Originated	—	—	8	745
Commercial	—	—	1	600
Total OREO	—	—	9	1,345
Total classified assets	155	$69,780	306	$31,301

Troubled Debt Restructurings. For borrowers experiencing financial difficulties, the Bank may grant a concession to the borrower, resulting in a TDR. Such concessions generally involve extensions of loan maturity dates, the granting of periods during which reduced payment amounts are required, reductions in interest rates, and/or loans that have been discharged under Chapter 7 bankruptcy proceedings where the borrower has not reaffirmed the debt. The Bank does not forgive principal or interest, nor does it commit to lend additional funds, except for situations generally involving the capitalization of delinquent interest and/or escrow on one- to four-family and consumer loans, not to exceed the original loan balance, to these borrowers. For commercial loans, the Bank does not forgive principal or interest or commit to lend additional funds unless the borrower provides additional collateral or other enhancements to improve credit quality. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies and Note 5. Loans Receivable and Allowance for Credit Losses" for additional information related to TDRs.

The following table presents the Company's TDRs, based on accrual status, at the dates indicated.

	September 30,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Accruing TDRs	$14,892	$20,216	$27,383	$23,177	$24,331
Nonaccrual TDRs(1)	2,958	4,652	11,742	18,725	15,511
Total TDRs	$17,850	$24,868	$39,125	$41,902	$39,842

(1)	Nonaccrual TDRs are included in the non-performing loan table above and are classified as substandard.

Impaired Loans. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the original contractual terms of the loan agreement. Interest income on impaired loans is recognized in the period collected unless the ultimate collection of principal is considered doubtful. The unpaid principal balance of loans reported as impaired at September 30, 2019, 2018, and 2017 was $23.4 million, $29.9 million, and $44.4 million, respectively. Included in the impaired loan balance at September 30, 2019 were $23.2 million of loans classified as either special mention or substandard.

See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies and Note 5. Loans Receivable and Allowance for Credit Losses" for additional information related to impaired loans.

Allowance for credit losses and Provision for credit losses. Management maintains an ACL to absorb inherent losses in the loan portfolio based on quarterly assessments of the loan portfolio. The ACL is maintained through provisions for credit losses which are either charged to or credited to income. Our ACL methodology considers a number of factors including the trend and composition of delinquent loans, trends in foreclosed property transactions and charge-off activity, the current status and trends of local and national employment levels, trends and current conditions in the real estate and housing markets, loan portfolio growth and concentrations, industry and peer charge-off activity and ACL ratios, and the Bank's ACL ratios. For our commercial loan portfolio, we also consider qualitative factors such as geographic locations, collateral types, tenant brand name, borrowing relationships, and lender relationships in the case of participation loans, among other factors. See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Allowance for Credit Losses" and "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies" for a full discussion of our ACL methodology. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 5. Loans Receivable and Allowance for Credit Losses" for additional information on the ACL.

Each quarter we prepare a formula analysis model which segregates the loan portfolio into categories based on certain risk characteristics. Historical loss factors and qualitative factors are applied to each loan category in the formula analysis model. The factors are reviewed by management quarterly to assess whether the factors adequately cover probable and estimable losses inherent in the loan portfolio. To the extent the commercial loan portfolio continues to grow and the inherent loss factors remain relatively constant and/or the asset quality declines, the related ACL amounts will likely increase.

The Bank recorded a $750 thousand provision for credit losses during the current fiscal year compared to no provision for credit losses in the prior fiscal year. The provision for credit losses in the current fiscal year was due primarily to commercial loan activities during the current fiscal year, specifically the classification of a large commercial participation loan as special mention, commercial loan growth and funding, certain commercial loans that renewed since being obtained in the CCB acquisition and are now in the Bank's ACL model, and commercial loan charge-offs.

The following table presents ACL activity and related ratios at the dates and for the periods indicated.

	Year Ended September 30,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$8,463	$8,398	$8,540	$9,443	$9,227
Charge-offs:
One- to four-family:
Originated	(75)	(136)	(72)	(200)	(424)
Correspondent	—	(128)	—	—	(11)
Bulk purchased	(26)	—	(216)	(342)	(228)
Total	(101)	(264)	(288)	(542)	(663)
Commercial:
Commercial and industrial	(124)	—	—	—	—
Total	(124)	—	—	—	—
Consumer:
Home equity	(28)	(32)	(51)	(83)	(29)
Other	(9)	(6)	(9)	(5)	(43)
Total	(37)	(38)	(60)	(88)	(72)
Total charge-offs	(262)	(302)	(348)	(630)	(735)
Recoveries:
One- to four-family:
Originated	22	144	4	77	56
Bulk purchased	106	196	165	374	58
Total	128	340	169	451	114
Commercial:
Commercial real estate	22	—	—	—	—
Commercial and industrial	2	—	—	—	—
Construction	25	—	—	—	—
Total	49	—	—	—	—
Consumer:
Home equity	80	22	26	25	64
Other	18	5	11	1	2
Total	98	27	37	26	66
Total recoveries	275	367	206	477	180
Net recoveries (charge-offs)	13	65	(142)	(153)	(555)
Provision for credit losses	750	—	—	(750)	771
Balance at end of period	$9,226	$8,463	$8,398	$8,540	$9,443

Ratio of net charge-offs during the period to
average loans outstanding during the period	—%	—%	—%	—%	0.01%

Ratio of net (recoveries) charge-offs during the
period to average non-performing assets	(0.12)	(0.42)	0.56	0.48	1.87

ACL to non-performing loans at end of period	121.99	77.01	50.58	29.32	36.41

ACL to loans receivable, net at end of period	0.12	0.11	0.12	0.12	0.14

ACL to net charge-offs	N/M(1)	N/M(1)	58.9x	55.8x	17.0x

(1)	This ratio is not presented for the time period noted due to loan recoveries exceeding loan charge-offs during the period.

The distribution of our ACL at the dates indicated is summarized below.

	September 30,
	2019		2018		2017		2016		2015
		% of		% of		% of		% of		% of
	Amount	Loans to	Amount	Loans to	Amount	Loans to	Amount	Loans to	Amount	Loans to
	of ACL	Total Loans	of ACL	Total Loans	of ACL	Total Loans	of ACL	Total Loans	of ACL	Total Loans
	(Dollars in thousands)
One- to four-family:
Originated	$1,982	52.2%	$2,933	52.8%	$3,149	55.1%	$3,892	57.6%	$4,833	60.6%
Correspondent purchased	1,203	31.7	1,861	33.4	1,922	34.0	2,102	31.7	2,115	27.9
Bulk purchased	687	3.4	925	3.9	1,000	4.9	1,065	6.0	1,434	7.3
Construction	18	0.5	20	0.4	24	0.4	36	0.6	32	0.4
Total	3,890	87.8	5,739	90.5	6,095	94.4	7,095	95.9	8,414	96.2
Commercial:
Commercial real estate	3,448	7.9	1,801	5.7	1,242	2.6	774	1.6	604	1.6
Commercial and industrial	472	0.8	21	0.8	—	—	—	—	—	—
Construction	1,251	1.7	734	1.1	870	1.2	434	0.6	138	0.2
Total	5,171	10.4	2,556	7.6	2,112	3.8	1,208	2.2	742	1.8
Consumer loans:
Home equity	97	1.6	129	1.8	159	1.7	187	1.8	222	1.9
Other consumer	68	0.2	39	0.1	32	0.1	50	0.1	65	0.1
Total consumer loans	165	1.8	168	1.9	191	1.8	237	1.9	287	2.0
	$9,226	100.0%	$8,463	100.0%	$8,398	100.0%	$8,540	100.0%	$9,443	100.0%

The majority of the CCB loans acquired were not deemed purchased credit impaired ("PCI") as of the acquisition date ("non-PCI loans"). The net purchase discounts associated with non-PCI loans were compared to the amount of hypothetical ACL estimated for these loans at September 30, 2019 and September 30, 2018. See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Allowance for Credit Losses" for additional information regarding management's estimation of the hypothetical ACL for non-PCI loans. As a result of this analysis, management determined the net purchase discounts were sufficient and no ACL was required on those loans at September 30, 2019 or September 30, 2018.

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

We have the ability to classify securities as either trading, available-for-sale ("AFS"), or held-to-maturity ("HTM") at the date of purchase. Securities that are purchased and held principally for resale in the near future are classified as trading securities and are reported at fair value with unrealized gains and losses reported in the consolidated statements of income. AFS securities are reported at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) ("AOCI") within stockholders' equity, net of deferred income taxes. HTM securities are reported at cost, adjusted for amortization of premium and accretion of discount. Effective September 30, 2019, the Company adopted Accounting Standards Update ("ASU") 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities and certain components of ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments that are applicable to ASU 2017-12. As part of the adoption, the Company reclassified its entire portfolio of HTM securities, totaling $444.7 million at amortized cost, to AFS securities.

On a quarterly basis, management reviews securities for the presence of an other-than-temporary impairment. The process involves monitoring market events and other items that could impact issuers. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies" for additional information. Management does not believe any other-than-temporary impairments existed at September 30, 2019.

Investment Securities. Our investment securities portfolio consists primarily of debentures issued by GSEs (primarily Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal Home Loan Banks) and non-taxable municipal bonds. At September 30, 2019, our investment securities portfolio totaled $268.4 million. The portfolio consisted entirely of securities classified as AFS. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4. Securities" and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investment Securities" for additional information.

Mortgage-Backed Securities. At September 30, 2019, our MBS portfolio totaled $936.5 million. The portfolio consisted entirely of securities classified as AFS and were primarily issued by GSEs. The principal and interest payments of MBS issued by GSEs are collateralized by the underlying mortgage assets with principal and interest payments guaranteed by the GSEs. The underlying mortgage assets are conforming mortgages that comply with FNMA and FHLMC underwriting guidelines, as applicable, and are therefore not considered subprime. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4. Securities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Mortgage-Backed Securities" for additional information.

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

At September 30, 2019, the MBS portfolio included $108.0 million of collateralized mortgage obligations ("CMOs"). CMOs are special types of MBS in which the stream of principal and interest payments on the underlying mortgages or MBS are used to create investment classes with different maturities and, in some cases, different amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics. We do not purchase residual interest bonds.

While MBS issued by FNMA and FHLMC carry a reduced credit risk compared to whole mortgage loans, these securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of the underlying mortgage loans and consequently affect both the prepayment speed and value of the securities. As noted above, the Bank, on some transactions, pays a premium over par value on MBS purchased. Large premiums could cause significant negative yield adjustments due to accelerated prepayments on the underlying mortgages. The balance of net premiums on our portfolio of MBS at September 30, 2019 was $2.3 million.

The following table sets forth the composition of our investment and MBS portfolios as of the dates indicated. At September 30, 2019, our investment securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our stockholders' equity, excluding those issued by GSEs.

	September 30,
	2019			2018			2017
	Carrying	% of	Fair	Carrying	% of	Fair	Carrying	% of	Fair
	Value	Total	Value	Value	Total	Value	Value	Total	Value
	(Dollars in thousands)
AFS:
MBS	$936,487	77.7%	$936,487	$445,090	62.3%	$445,090	$141,516	34.0%	$141,516
GSE debentures	249,954	20.8	249,954	265,398	37.1	265,398	270,729	65.1	270,729
Trust Preferred Securities	—	—	—	—	—	—	2,051	0.5	2,051
Municipal bonds	18,422	1.5	18,422	4,126	0.6	4,126	1,535	0.4	1,535
	1,204,863	100.0%	1,204,863	714,614	100.0%	714,614	415,831	100.0%	415,831

HTM:
MBS	—	—%	—	591,900	96.7%	580,825	800,931	96.8%	806,096
Municipal bonds	—	—	—	20,418	3.3	20,246	26,807	3.2	26,913
	—	—%	—	612,318	100.0%	601,071	827,738	100.0%	833,009
	$1,204,863		$1,204,863	$1,326,932		$1,315,685	$1,243,569		$1,248,840

The composition and maturities of the investment and MBS portfolio at September 30, 2019 are indicated in the following table by remaining contractual maturity, without consideration of call features or pre-refunding dates, along with associated weighted average yields. Yields on tax-exempt investments are not calculated on a fully taxable equivalent basis.

	1 year or less		More than 1 to 5 years		More than 5 to 10 years		Over 10 years		Total Securities
	Carrying		Carrying		Carrying		Carrying		Carrying
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)
MBS	$159	4.10%	$85,664	1.90%	$359,492	2.38%	$491,172	3.01%	$936,487	2.67%
GSE debentures	49,873	1.53	200,081	2.30	—	—	—	—	249,954	2.15
Municipal bonds	7,760	1.55	10,662	1.69	—	—	—	—	18,422	1.63
	$57,792	1.54	$296,407	2.16	$359,492	2.38	$491,172	3.01	$1,204,863	2.54

Sources of Funds
General. Our primary sources of funds are deposits, FHLB borrowings, repurchase agreements, repayments and maturities of outstanding loans and MBS and other short-term investments, and funds provided by operations.

Deposits. We offer a variety of retail deposit accounts and commercial deposit accounts and services. Our deposit account offerings have a wide range of interest rates and terms. Our deposits consist of savings accounts, money market deposit accounts, interest-bearing and non-interest-bearing checking accounts, and certificates of deposit. We rely primarily upon competitive pricing policies, marketing, and customer service to attract and retain deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition. The variety of deposit accounts we offer has allowed us to utilize strategic pricing to obtain funds and to respond with flexibility to changes in consumer demand. We seek to manage the pricing of our deposits in keeping with our asset and liability management, liquidity, and profitability objectives. Based on our experience, we believe that our deposits are stable sources of funds. Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been, and will continue to be, significantly affected by market conditions.

The Board of Directors has authorized the utilization of brokers to obtain deposits as a source of funds. Depending on market conditions, the Bank may use brokered deposits to fund asset growth and gather deposits that may help to manage interest rate risk. No brokered deposits were acquired during fiscal year 2019 and there were no brokered deposits outstanding at September 30, 2019 or 2018.

The Board of Directors also has authorized the utilization of public unit certificates of deposit as a source of funds. In order to qualify to obtain such deposits, the Bank must have a branch in each county in which it collects public unit certificates of deposit and, by law, must pledge securities as collateral for all such balances in excess of the FDIC insurance limits. At September 30, 2019 and 2018, the balance of public unit certificates of deposit was $294.9 million and $407.7 million, respectively.

As of September 30, 2019, the Bank's policy allows for combined brokered and public unit certificates of deposit up to 15% of total deposits. At September 30, 2019, that amount was approximately 5% of total deposits.

Borrowings. We utilize borrowings when we need additional capacity to fund loan demand or when they help us meet our asset and liability management objectives. Historically, our term borrowings have consisted primarily of FHLB advances. FHLB advances may be made pursuant to several different credit programs, each of which has its own interest rate, maturity, repayment, and embedded options, if any. At September 30, 2019, $1.40 billion of our FHLB advances were fixed-rate advances with no embedded options and $640.0 million of our FHLB advances were variable-rate, also with no embedded options. The variable-rate advances are tied to interest rate swaps, effectively converting the adjustable-rate borrowings into fixed-rate liabilities. The Bank supplements FHLB borrowings with repurchase agreements, wherein the Bank enters into agreements with Board-approved counterparties to sell securities under agreements to repurchase them. These agreements are recorded as financing transactions as the Bank maintains effective control over the transferred securities. Repurchase agreements are made at mutually agreed upon terms between counterparties and the Bank. The use of repurchase agreements allows for the diversification of funding sources and the use of securities that were not being leveraged as collateral. The Bank also regularly uses its FHLB line of credit as a source of funding. The Bank's internal policy limits total borrowings to 55% of total assets.

During fiscal year 2019, the Bank continued, at times, to utilize a leverage strategy (the "leverage strategy") to increase earnings. The leverage strategy during the current fiscal year involved borrowing up to $2.10 billion either on the Bank's FHLB line of credit or by entering into short-term FHLB advances, depending on the rates offered by FHLB. The borrowings were repaid prior to each quarter end, or earlier if the strategy was suspended. The proceeds of the borrowings, net of the required FHLB stock holdings, were deposited at the Federal Reserve Bank of Kansas City ("FRB of Kansas City"). Management suspended the strategy during the majority of fiscal year 2019 due to the large negative interest rate spread making the strategy unprofitable. Management continues to monitor the net interest rate spread and overall profitability of the strategy. It is expected that the strategy will be reimplemented if it reaches a position that is profitable.

At September 30, 2019, we had $2.04 billion of FHLB advances, at par, outstanding and $100.0 million outstanding on the Bank's FHLB line of credit. Total FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of Bank Call Report total assets without the pre-approval of FHLB senior management. In July 2019, the president of the FHLB renewed the approval of the increase in the Bank's borrowing limit to 55% of Bank Call Report total assets through July 2020. This approval was also in place throughout fiscal year 2019. When the full leverage strategy is in place, FHLB borrowings may be in excess of 40% of the Bank's Call Report total assets, and may continue to be in excess of 40% as long as the Bank continues its leverage strategy and FHLB senior management continues to approve the Bank's borrowing limit being in excess of 40% of Call Report total assets.

At September 30, 2019, repurchase agreements totaled $100.0 million, or approximately 1% of total assets. The Bank may enter into additional repurchase agreements as management deems appropriate, not to exceed 15% of total assets and subject to the internal policy limit on total borrowings of 55%. The securities underlying the agreements continue to be reported in the Bank's securities portfolio. At September 30, 2019, we had securities with a fair value of $108.3 million pledged as collateral on repurchase agreements.

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

	2019	2018	2017
	(Dollars in thousands)
Short-Term FHLB Borrowings:
Balance at end of period	$1,090,000	$975,000	$475,000
Maximum balance outstanding at any month-end during the period	1,090,000	2,975,000	2,675,000
Average balance	1,208,456	2,189,483	2,520,217
Weighted average contractual interest rate during the period	2.34%	1.65%	1.27%
Weighted average contractual interest rate at end of period	2.15	2.00	1.91

Subsidiary Activities

At September 30, 2019, the Company had one wholly-owned subsidiary, the Bank. The Bank provides a full range of retail banking services through 54 banking offices serving primarily the metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia and Salina, Kansas and portions of the metropolitan area of greater Kansas City. At September 30, 2019, the Bank had two wholly-owned subsidiaries, Capitol Funds, Inc. and Capital City Investments, Inc. At September 30, 2019, Capitol Funds, Inc. had one wholly-owned subsidiary, Capitol Federal Mortgage Reinsurance Company ("CFMRC"), which historically served as a reinsurance company for certain PMI companies the Bank uses in its normal course of operations. CFMRC stopped writing new business for the Bank in January 2010. Capital City Investments, Inc. is a real estate and investment holding company. Each wholly-owned subsidiary is reported with the Company on a consolidated basis.

Regulation and Supervision

Set forth below is a description of certain laws and regulations that are applicable to Capitol Federal Financial, Inc. and the Bank. This description is intended as a brief summary of selected features of such laws and regulations and is qualified in its entirety by references to the laws and regulations applicable to the Company and the Bank.

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

As a federally chartered savings bank, the Bank is required to meet a Qualified Thrift Lender ("QTL") test. This test requires the Bank to have at least 65% of its portfolio assets, as defined by statute, in qualified thrift investments at month-end for 9 out of every 12 months on a rolling basis. Under an alternative test, the Bank's business must consist primarily of acquiring the savings of the public and investing in loans, while maintaining 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, the Bank is required to maintain a significant portion of its assets in residential housing related loans and investments. An institution that fails to qualify as a QTL based upon one of these tests is immediately subject to certain restrictions on its operations, including a prohibition against capital distributions, except with the prior approval of both the OCC and the FRB, as necessary to meet the obligations of a company controlling the institution. If the Bank fails the QTL test and does not regain QTL status within one year, or fails the test for a second time, the Company must immediately register as, and become subject to, the restrictions applicable to a bank holding company. The activities authorized for a bank holding company are more limited than are the activities authorized for a savings and loan holding company. Three years after failing the test, an institution must divest all investments and cease all activities not permissible for both a national bank and a savings association. Failure to meet the QTL test is a statutory violation subject to enforcement action. As of September 30, 2019, the Bank met the QTL test.

The Bank is subject to a 35% of total assets limit on non-real estate consumer loans, commercial paper and corporate debt securities, and a 20% limit on commercial non-mortgage loans. At September 30, 2019, the Bank was in compliance with these limits.

The Bank's relationship with its depositors and borrowers is regulated to a great extent by federal laws and regulations, especially in such matters as the ownership of savings accounts and the form and content of mortgage requirements. In addition, the branching authority of the Bank is regulated by the OCC. The Bank is generally authorized to branch nationwide.

The Bank is subject to a statutory lending limit on aggregate loans to one person or a group of persons combined because of certain common interests. The general limit is equal to 15% of our unimpaired capital and surplus, plus an additional 10% for loans fully secured by readily marketable collateral. At September 30, 2019, the Bank's lending limit under this restriction was $176.7 million. The Bank has no loans or loan relationships in excess of its lending limit. Total loan commitments and loans outstanding to the Bank's largest borrowing relationship totaled $98.9 million at September 30, 2019, all of which was current according to its terms.

The Bank is subject to periodic examinations by the OCC. During these examinations, the examiners may require the Bank to increase its ACL, change the classification of loans, and/or recognize additional charge-offs based on their judgments, which can impact our capital and earnings. As a federally chartered savings bank, the Bank is subject to a semi-annual assessment, based upon its total assets, to fund the operations of the OCC.

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

Under the FDIC's system for assessing insurance premiums, insured institutions that have not reported assets of $10 billion or more at the end of the quarter for at least four consecutive quarters on their Call Reports are assessed based on CAMELS component ratings and certain financial ratios. For these institutions, total base assessment rates currently range from 1.5 to 16 basis points for institutions with CAMELS composite ratings of 1 or 2, 3 to 30 basis points for those with a CAMELS composite score of 3, and 11 to 30 basis points for those with CAMELS composite scores of 4 or 5, all subject to adjustments. For the fiscal year ended September 30, 2019, the Bank paid $1.1 million in FDIC premiums. Assessment rates are applied to an institution's assessment base, which is its average consolidated total assets minus its average tangible equity during the assessment period.

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

The FDIC has authority to increase insurance assessments, and any significant increases would have an adverse effect on the operating expenses and results of operations of the Company. Management cannot predict what assessment rates will be in the future. In a banking industry emergency, the FDIC may also impose a special assessment.

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

The Dodd-Frank Act required large institutions to bear the burden of raising the reserve ratio from 1.15% to 1.35%. To implement this mandate, large and highly complex institutions paid an annual surcharge of 4.5 basis points on their assessment base through December 28, 2018 as a result of the DIF ratio reaching 1.36%.

Since established small institutions contributed to the DIF while the reserve ratio was between 1.15% and 1.35%, the FDIC has provided assessment credits to the established small institutions for the portion of their assessments that contributed to the increase. The Bank received $2.8 million in credits to apply to future FDIC assessments. Pursuant to regulatory guidance, once the reserve ratio exceeds 1.38%, credits are allocated to banks with less than $10 billion in assets. These credits will continue to offset the Bank's premium assessments as long as the reserve ratio remains above 1.38% and the Bank still has a remaining credit balance. During fiscal year 2019, the Bank utilized $1.2 million of the credit. As of September 30, 2019, the Bank had a remaining credit of $1.6 million.

FDIC-insured institutions were required to pay additional quarterly assessments known as "FICO assessments" in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. The rate for these assessments was adjusted quarterly and was applied to the same base used for the deposit insurance assessment. These assessments were discontinued during fiscal year 2019 when the bonds matured. For the fiscal year ended September 30, 2019, the Bank paid $55 thousand in FICO assessments.

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

Regulatory Capital Requirements. The Bank and Company are required to maintain specified levels of regulatory capital under regulations of the OCC and FRB, respectively. The current regulatory capital rules, sometimes referred to as the Basel III rules, became effective for the Company and Bank in January 2016, with some rules being transitioned into full effectiveness over two-to-four years and some adjustments being made to selected features of the rules since January 2016.
Under the Basel III rules, the minimum capital ratios are as follows:

•	4.5% common equity Tier 1 ("CET1") to risk-weighted assets.

•	6.0% Tier 1 capital to risk-weighted assets.

•	8.0% total capital to risk-weighted assets.

•	4.0% Tier 1 capital to average consolidated assets as reported on Call Reports, minus certain items deducted from Tier 1 capital (known as the "leverage ratio").

CET1 capital and Tier 1 capital for the Company and the Bank generally consists of common stock plus related surplus and retained earnings, adjusted for goodwill and other intangible assets and AOCI-related amounts. Tier 2 capital for the Company and the Bank includes the balance of ACL; however, the amount of includable ACL in Tier 2 capital may be limited if the amount exceeds 1.25% of risk-weighted assets. At September 30, 2019, the Bank had $9.2 million of ACL, which was less than the 1.25% risk-weighted assets limit; therefore, the entire amount of ACL was includable in Tier 2 and total risk-based capital. Total capital for the Company and the Bank consists of Tier 1 capital plus the amount of includable ACL (Tier 2 capital).

The Basel III rules require the Company and the Bank to maintain a capital conservation buffer above certain minimum capital ratios in order to avoid certain restrictions on capital distributions and other payments including dividends, share repurchases, and certain compensation. The Bank and Company must maintain a balance of capital that exceeds by more than 2.5% each of the minimum risk-based capital ratios in order to satisfy the requirement, so that the required ratios will bear: (1) a CET1 capital ratio of more than 7.0%, (2) a Tier 1 capital ratio of more than 8.5%, and (3) a total capital (Tier 1 plus Tier 2) ratio of more than 10.5%. At September 30, 2019 and 2018, the Bank and Company held capital in excess of the capital conservation buffer requirement.

The capital rules assign a risk weight to every asset and to certain off-balance sheet items, such as binding loan commitments, which are multiplied by credit conversion factors to convert them into asset equivalents. The risk weights for the Bank's and Company's assets and off-balance sheet items generally range from 0% to 150%. At September 30, 2019, the Bank and the Company each had total risk-weighted assets of $4.85 billion.

For the quarter ended September 30, 2019, the Bank reported in its Call Report quarterly average assets of $9.69 billion and the Company reported to the FRB quarterly average assets of $9.70 billion.

A depository institution is considered to be well capitalized if it has (i) a total risk-based capital ratio of 10.0% or more, (ii) a CET1 risk-based capital ratio of 6.5% or more, (iii) a Tier 1 risk-based capital ratio of 8.0% or more, and (iv) a leverage ratio of 5.0% or more, and is not subject to any of certain specified requirements to meet and maintain a specific capital level for any capital measure. An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits generally. At September 30, 2019, the Bank was considered well capitalized under OCC regulations. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 14. Regulatory Capital Requirements" and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for additional regulatory capital information.

In September 2019, the regulatory agencies, including the OCC and FRB, adopted a final rule, effective January 1, 2020, creating a community bank leverage ratio ("CBLR") for institutions with total consolidated assets of less than $10 billion and that meet other qualifying criteria. The CBLR provides for a simple measure of capital adequacy for qualifying institutions. Qualifying institutions that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules and to have met the well-capitalized ratio requirements. Management is still reviewing the CBLR framework, but expects the Bank and Company will elect to use the CBLR framework.

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

Federal regulations state that any institution that fails to comply with its capital plan or has a CET1 risk-based capital ratio of less than 3.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a total risk-based capital ratio of less than 6.0%, or a leverage ratio of less than 3.0% is considered significantly undercapitalized and must be made subject to one or more additional specified actions and restrictions that may cover all aspects of its operations and may include a forced merger or acquisition of the institution. An institution with tangible equity to total assets of less than 2.0% is critically undercapitalized and becomes subject to further mandatory restrictions on its operations. The OCC generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition. The imposition by the OCC of any of these measures on the Bank may have a substantial adverse effect on its operations and profitability. In general, the FDIC must be appointed receiver for a critically undercapitalized institution whose capital is not restored within the time provided.

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

Bank Secrecy Act /Anti-Money Laundering Laws. The Bank is subject to the Bank Secrecy Act and other anti-money laundering laws, including the USA PATRIOT Act of 2001 and regulations thereunder. These laws and regulations require the Bank to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity and source of deposits and wealth of its customers. Violations of these laws and regulations can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing mergers and acquisitions.

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

Federal Reserve System. The FRB requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. At September 30, 2019, the Bank was in compliance with these reserve requirements. The Bank is authorized to borrow from the Federal Reserve Bank "discount window." An eligible institution need not exhaust other sources of funds before going to the discount window, nor are there restrictions on the purposes for which the borrower can use primary credit. At September 30, 2019, the Bank had no outstanding borrowings from the discount window.

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

As a member, the Bank is required to purchase and maintain capital stock in FHLB. The minimum required FHLB stock amount is generally 4.5% of the Bank's FHLB advances and outstanding balance against the FHLB line of credit, and 2% of the outstanding principal of loans sold into the Mortgage Partnership Finance program. At September 30, 2019, the Bank had a balance of $98.5 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received dividends on its FHLB stock, although no assurance can be given that these dividends will continue. On a quarterly basis, management conducts a review of FHLB to determine whether an other-than-temporary impairment of the FHLB stock is present. At September 30, 2019, management concluded there was no such impairment.

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

The FRB has long set forth in its regulations its "source of strength" policy, which requires holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.  The Dodd-Frank Act extended to savings and loan holding companies and codified the FRB's "source of strength" doctrine, which had applied to bank holding companies before the FRB regulated savings and loan holding companies in addition to bank holding companies.

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

The Regulatory Relief Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single CBLR, as described above. In addition, the Regulatory Relief Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

Regulations have been adopted which allow a federal savings association with total consolidated assets of $20 billion or less as of December 31, 2017 to operate as a covered savings association, having generally the same rights, privileges, duties, restrictions, limitations and conditions as a national bank.

Amendments to the Volcker Rule exclude from the definition of "banking entity" certain firms that have total consolidated assets equal to $10 billion or less and total trading assets and liabilities equal to five percent or less of total consolidated assets.

Effective November 24, 2019, the minimum asset threshold for federal savings associations covered by the company-run stress testing requirement was raised from $10 billion to $250 billion in total consolidated assets.

Taxation
Federal Taxation

General
The Company and the Bank are subject to federal income taxation in the same general manner as other corporations. The Company files a consolidated federal income tax return. The Company is no longer subject to federal income tax examination for fiscal years prior to 2016.

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

Employees

At September 30, 2019, we had a total of 773 employees, including 128 part-time employees. The full-time equivalent of our total employees at September 30, 2019 was 738. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Information about our Executive Officers

John B. Dicus. Age 58 years. Mr. Dicus is Chairman of the Board of Directors, Chief Executive Officer, and President of the Bank and the Company. He has served as Chairman since January 2009 and Chief Executive Officer since January 2003. He has served as President of the Bank since 1996 and of the Company since its inception in March 1999. Prior to accepting the responsibilities of Chief Executive Officer, he served as Chief Operating Officer of the Bank and the Company. Prior to that, he served as the Executive Vice President of Corporate Services for the Bank for four years. He has been with the Bank in various other positions since 1985.

Kent G. Townsend. Age 58 years. Mr. Townsend serves as Executive Vice President and Chief Financial Officer of the Bank, its subsidiary, and the Company. Mr. Townsend also serves as Treasurer for the Company, Capitol Funds, Inc. and CFMRC. Mr. Townsend was promoted to Executive Vice President, Chief Financial Officer and Treasurer on September 1, 2005. Prior to that, he served as Senior Vice President, a position he held since April 1999, and Controller of the Company, a position he held since March 1999. He has served in similar positions with the Bank since September 1995. He served as the Financial Planning and Analysis Officer with the Bank for three years and has held other financial-related positions since joining the Bank in 1984.

Rick C. Jackson. Age 54 years. Mr. Jackson serves as Executive Vice President, Chief Lending Officer and Community Development Director of the Bank and the Company.  He also serves as the President of Capitol Funds, Inc., a subsidiary of the Bank, and President of CFMRC.  He has been with the Bank since 1993 and has held the position of Community Development Director since that time. He has held the position of Chief Lending Officer since February 2010.

Natalie G. Haag. Age 60 years.  Ms. Haag serves as Executive Vice President and General Counsel of the Bank and the Company.  Prior to joining the Bank and the Company in August 2012, Ms. Haag was 2nd Vice President, Director of Governmental Affairs and Assistant General Counsel for Security Benefit Corporation and Security Benefit Life Insurance Company in Topeka, Kansas. Security Benefit provides retirement products and services, including annuities and mutual funds.  Ms. Haag was employed by Security Benefit since 2003.  The Security Benefit companies are not parents, subsidiaries or affiliates of the Bank or the Company.

Anthony S. Barry. Age 55 years. Mr. Barry serves as Executive Vice President, Chief Corporate Services Officer of the Bank and the Company. Mr. Barry has served in the banking industry as a board member of a bank holding company in Arizona from 1998 to 2008. Prior to joining the Bank and the Company in October 2018, Mr. Barry was in the private practice of law for 29 years practicing in real estate and general litigation with an emphasis in construction law.

Daniel L. Lehman. Age 54 years. Mr. Lehman serves as Executive Vice President, Chief Retail Operations Officer of the Bank and Company. Prior to accepting those responsibilities in October 2016, he served as First Vice President and Accounting Director, a position held since May 2003 and Controller, a position held since 2005.

Robert D. Kobbeman. Age 64 years. Mr. Kobbeman joined the Bank and the Company at the time of the acquisition of CCB and serves as Executive Vice President, Chief Commercial Lending Officer. Prior to joining the Bank and the Company, Mr. Kobbeman was the President and Chief Executive Officer and a director of Capital City Bank since 2002. From 1998 to 2002, Mr. Kobbeman served as Executive Vice President, Chief Lending Officer of Capital City Bank.

Item 1A. Risk Factors
There are risks inherent in the Bank's and Company's business. The following is a summary of material risks and uncertainties relating to the operations of the Bank and the Company. Adverse experiences with these could have a material impact on the Company's financial condition and results of operations. Some of these risks and uncertainties are interrelated, and the occurrence of one or more of them may exacerbate the effect of others. These material risks and uncertainties are not necessarily presented in order of significance. In addition to the risks set forth below and the other risks described in this Annual Report, there may be risks and uncertainties that are not currently known to us or that we currently deem to be immaterial that could materially and adversely affect our business, financial condition or operating results.

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

The expected discontinuation of LIBOR, and the identification and use of alternative replacement reference rates, may adversely affect our results of operations and subject the Company to litigation risk.
LIBOR is used extensively in the United States as a reference rate for various financial contracts, including adjustable-rate loans, asset-backed securities, and interest rate swaps. In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The announcement means the continuation of LIBOR cannot be guaranteed after 2021.

In the United States, the Alternative Reference Rate Committee ("ARRC"), a group of diverse private-market participants assembled by the Federal Reserve Board and the Federal Reserve Bank of New York, was tasked with identifying alternative reference interest rates to replace LIBOR. The Secured Overnight Finance Rate ("SOFR") has emerged as the ARRC's preferred alternative rate for LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities in the repurchase agreement market. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from LIBOR is anticipated to be gradual over the coming years.

The Company has formed a LIBOR steering committee composed of individuals from lending, compliance/risk, treasury and legal. The LIBOR steering committee has been charged with overseeing the coordination of the Company's enterprise-wide LIBOR transition program and evaluating and mitigating the risks associated with the transition from LIBOR. The LIBOR transition program includes a comprehensive review by management of the financial products, agreements, contracts and business processes that may use LIBOR as a reference rate. As financial products, agreements, contracts and business processes that use LIBOR are identified, the LIBOR steering committee works with management to develop a strategy to transition away from LIBOR. During the strategy development process, management and the LIBOR steering committee considers the financial, customer/counterparty, regulatory and legal impacts of all proposed strategies.

As of September 30, 2019, the Company has identified $780.7 million of adjustable-rate one- to four-family loans for which the repricing index was tied to LIBOR and the loan maturity date is after December 31, 2021. Our one- to four-family loan agreements generally allow the Bank to choose a new alternative reference rate based upon comparable information if the current index is no longer available. During the June 30, 2019 quarter, the Bank discontinued the use of LIBOR for the origination of adjustable-rate one- to four-family loans and no longer purchases correspondent one- to four-family loans that use LIBOR. The Bank began using the one-year CMT index for newly originated and correspondent purchased one- to four-family adjustable-rate loans. At September 30, 2019, none of the Bank's consumer or commercial loans use a repricing index tied to LIBOR. The Bank has interest rate swaps maturing after December 31, 2021 with a notional amount of $465.0 million at September 30, 2019 that are tied to LIBOR. The Bank's swap agreements are governed by the International Swap Dealers Association ("ISDA"). ISDA is in the process of developing fallback language for swap agreements and is expected to establish a protocol to allow counterparties to modify legacy trades to include the new fallback language.

The market transition away from LIBOR to an alternative reference rate is complex. If LIBOR rates are no longer available, and we are required to implement replacement reference rates for the calculation of interest rates under our loan agreements with borrowers, we may incur significant expense in effecting the transition and we may be subject to disputes or litigation with our borrowers over the appropriateness or comparability to LIBOR of the replacement reference rates. The replacement reference rates could also result in a reduction in our interest income. We may also receive inquiries and other actions from regulators in respect to the Company's preparation and readiness for the replacement of LIBOR with alternative reference rates.

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

We use a variety of physical, procedural and technological safeguards to prevent or limit the impact of system failures, interruptions and security breaches and to protect confidential information from mishandling, misuse or loss, including detection and response mechanisms designed to contain and mitigate security incidents. However, there can be no assurance that such events will not occur or that they will be promptly detected and adequately addressed if they do, and early detection of security breaches may be thwarted by sophisticated attacks and malware designed to avoid detection. If there is a failure in or breach of our information systems, or those of a third-party service provider, the confidential and other information processed and stored in, and transmitted through, such information systems could be jeopardized, or could otherwise cause interruptions or malfunctions in our operations or the operations of our customers, employees, or others.

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

Furthermore, there continues to be heightened legislative and regulatory focus on privacy, data protection and information security. New or revised laws and regulations may significantly impact our current and planned privacy, data protection and information security-related practices, the collection, use, sharing, retention and safeguarding of consumer and employee information, and current or planned business activities. Compliance with current or future privacy, data protection and information security laws could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial condition or results of operations.

Our customers are also the target of cyber-attacks and identity theft. There continues to be instances involving financial services and consumer-based companies reporting the unauthorized disclosure of client or customer information or the destruction or theft of corporate data. Large scale identity theft could result in customers' accounts being compromised and fraudulent activities being performed in their name. We have implemented certain safeguards against these types of activities but they may not fully protect us from fraudulent financial losses. The occurrence of a breach of security involving our customers' information, regardless of its origin, could damage our reputation and result in a loss of customers and business and subject us to additional regulatory scrutiny, and could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

An economic downturn, especially one affecting our geographic market area and certain regions of the country where we have correspondent one- to four-family loans, could adversely impact our business and financial results.
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties; therefore, we are particularly exposed to downturns in regional housing markets and, to a lesser extent, the U.S. housing market, along with changes in the levels of unemployment or underemployment. We monitor the current status and trends of local and national employment levels and trends and current conditions in the real estate and housing markets in our local market areas and certain areas where we have correspondent one- to four-family loans. Adverse conditions in our local economies and in certain areas where we have correspondent one- to four-family loans, such as inflation, unemployment, recession, natural disasters, or other factors beyond our control, could impact the ability of our borrowers to repay their loans. Any one or a combination of these events may have an adverse impact on borrowers' ability to repay their loans, which could result in increased delinquencies, non-performing assets, loan losses, and future loan loss provisions. Decreases in local real estate values could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure.

The increase in commercial loans in our loan portfolio exposes us to increased lending and credit risks, which could adversely impact our financial condition and results of operations.
A growing portion of our loan portfolio consists of commercial loans.  In addition, as a result of the acquisition of CCB in August 2018, it is anticipated that commercial lending will continue to be a growing portion of our business. These loan types tend to be larger than and in different geographic regions from most of our existing loan portfolio and are generally considered to have different and greater risks than one- to four-family residential real estate loans and may involve multiple loans to groups of related borrowers. A growing commercial loan portfolio also subjects us to greater regulatory scrutiny. Furthermore, these loan types can expose us to a greater risk of delinquencies, non-performing assets, loan losses, and future loan loss provisions than one- to four-family residential real estate loans because repayment of such loans often depends on the successful operation of a business or of the underlying property.  Repayment of such loans may be affected by factors outside the borrower's control, such as adverse conditions in the real estate market, the economy, environmental factors, natural disasters, and/or changes in government regulation. Also, there are risks inherent in commercial real estate construction lending as the value of the project is uncertain prior to the completion of construction and subsequent lease-up. A sudden downturn in the economy or other unforeseen events could result in stalled projects or collateral shortfalls, thus exposing us to increased credit risk.

Commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. The borrowers' cash flow may prove to be unpredictable, and collateral securing these loans may fluctuate in value. Most often, this collateral consists of accounts receivable, inventory and equipment. Significant adverse changes in a borrower's industries and businesses could cause rapid declines in values of, and collectability associated with, those business assets, which could result in inadequate collateral coverage for our commercial and industrial loans and expose us to future losses. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its clients. Inventory and equipment may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower's ability to repay the loan may be impaired. An increase in valuation allowances and charge-offs related to our commercial and industrial loan portfolio could have an adverse effect on our business, financial condition, results of operations and future prospects.

If our ACL is not sufficient to cover actual loan losses, it could adversely impact our financial results.
We make several assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the ACL, management analyzes and considers several internal and external data elements, such as trend and composition of delinquent and non-performing loans, trends in foreclosed property transactions, charge-off activity, current status and trends of local and national employment levels, trends and current conditions of the housing markets, loan growth and concentration and industry and peer charge-off and ACL information.   If actual results differ significantly from our assumptions, our ACL may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our ACL.  Bank regulators also periodically review our loan portfolio, the ACL, and our assumptions underlying the determinations we have made regarding the ACL, and as a result may require us to increase our ACL and/or recognize additional loan charge-offs, both resulting in an increase in the provision for credit losses.

The Financial Accounting Standards Board ("FASB") adopted ASU 2016-13, Financial Instruments - Credit Losses:  Measurement of Credit Losses on Financial Instruments, which will be effective for the Company on October 1, 2020.  This ASU replaces the incurred loss impairment methodology in current accounting principles generally accepted in the United States of America ("GAAP") with a new impairment model commonly referred to as the Current Expected Credit Loss ("CECL") methodology.  CECL methodology will require the Bank to measure, at each reporting date, the expected credit losses of financial instruments not measured at fair value, such as loans and loan commitments, over their contractual lives.  The change in loss impairment methodology could increase our ACL and provision for credit losses. Additionally, the change is likely to increase the types and amount of data the Bank will be required to collect and consider in determining an appropriate level for its ACL.  We are currently evaluating the impact this ASU will have on our financial position and results of operations.

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
We purchase whole one- to four-family loans from correspondent and nationwide lenders. While loans purchased on a loan-by-loan basis from correspondent lenders are underwritten by the Bank's underwriters and loans purchased in bulk packages from correspondent and nationwide lenders are evaluated on a certain set of criteria before being purchased, we are still subject to some risks associated with the loan origination process itself. By law, loan originators are required to comply with lending regulations at all times during the origination process. Even though the Bank can contractually pursue the originating company, certain compliance-related risks associated with the origination process itself may shift from the originating company to the Bank once the Bank purchases the loan. Should it be discovered, at any point, that an instance of noncompliance occurred by the originating company during the origination process, the Bank may still be held responsible and required to remedy the issue for the loans it purchased from the originator. Remedial actions can include refunding interest paid by the borrower and adjusting the contractual interest rate on the loan to the current market rate if advantageous to the borrower. The Bank no longer purchases loans in bulk from nationwide lenders due primarily to these risks.

Strong competition may limit growth and profitability.
While we are one of the largest mortgage loan originators in the state of Kansas, we compete in the same market areas as local, regional, and national banks, credit unions, mortgage brokerage firms, investment banking firms, investment brokerage firms, and savings institutions. We also compete with online investment and mortgage brokerages and online banks that are not confined to any specific market area.  Many of these competitors operate on a national or regional level, are a conglomerate of various financial services providers housed under one corporation, or otherwise have substantially greater financial or technological resources than the Bank. We compete primarily on the basis of the interest rates offered to depositors, the terms of loans offered to borrowers, and the benefits afforded to customers as a local institution and portfolio lender. Our pricing strategy for loan and deposit products includes setting interest rates based on secondary market prices and local competitor pricing for our local markets, and secondary market prices and national competitor pricing for our correspondent lending markets. Should we face competitive pressure to increase deposit rates or decrease loan rates, our net interest income could be adversely affected. Additionally, our competitors may offer products and services that we do not or cannot provide, as certain deposit and loan products fall outside of our accepted level of risk.  Our profitability depends upon our ability to compete in our local market areas.

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

The Company is also directly subject to the requirements of entities that set and interpret the accounting standards such as the FASB, and indirectly subject to the actions and interpretations of the Public Company Accounting Oversight Board, which establishes auditing and related professional practice standards for registered public accounting firms and inspects registered firms to assess their compliance with certain laws, rules, and professional standards in public company audits. These regulations, along with the currently existing tax, accounting, securities, and monetary laws, regulations, rules, standards, policies and interpretations, control the methods by which financial institutions and their holding companies conduct business, engage in strategic and tax planning, implement strategic initiatives, and govern financial reporting.

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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
At September 30, 2019, we had 44 traditional branch offices and 10 in-store branch offices. The Bank owns the office building and related land in which its home office and executive offices are located, and 33 of its other branch offices. The remaining 20 branches are either leased or partially owned.

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
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing
Capitol Federal Financial, Inc. common stock is traded on the Global Select tier of the NASDAQ Stock Market under the symbol "CFFN". At November 21, 2019, there were approximately 8,812 Capitol Federal Financial, Inc. stockholders of record.

Share Repurchases
On October 28, 2015, the Company announced a stock repurchase plan for up to $70.0 million of common stock. The plan does not have an expiration date. Since the Company completed its second-step conversion in December 2010, $368.0 million worth of shares have been repurchased.

The following table summarizes our share repurchase activity during the three months ended September 30, 2019 and additional information regarding our share repurchase program.

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the
	Purchased	per Share	or Programs	Plans or Programs
July 1, 2019 through
July 31, 2019	—	$—	—	$70,000,000
August 1, 2019 through
August 31, 2019	—	—	—	70,000,000
September 1, 2019 through
September 30, 2019	—	—	—	70,000,000
Total	—	—	—	70,000,000

Stockholders and General Inquiries
Copies of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 are available to stockholders at no charge in the Investor Relations section of our website, www.capfed.com.

Stockholder Return Performance Presentation
The information presented below assumes $100 invested on September 30, 2014 in the Company's common stock and in each of the indices, and assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

Total Return Performance
Capitol Federal Financial, Inc.
NASDAQ Composite Index
SNL U.S. Bank & Thrift Index
Index Value
200
175
150
125
100
75
50
09/30/14
09/30/15
09/30/16
09/30/17
09/30/18
09/30/19

	Period Ending
Index	9/30/2014	9/30/2015	9/30/2016	9/30/2017	9/30/2018	9/30/2019
Capitol Federal Financial, Inc.	100.00	109.75	135.82	150.42	139.26	162.21
NASDAQ Composite Index	100.00	104.00	121.08	149.75	187.44	188.43
SNL U.S. Bank & Thrift Index	100.00	102.09	105.56	148.46	159.59	157.62
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

	September 30,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Selected Balance Sheet Data:
Total assets	$9,340,018	$9,449,547	$9,192,916	$9,267,247	$9,844,161
Loans receivable, net	7,416,747	7,514,485	7,195,071	6,958,024	6,625,027
Securities:
AFS	1,204,863	714,614	415,831	527,301	758,171
HTM	—	612,318	827,738	1,100,874	1,271,122
FHLB stock	98,456	99,726	100,954	109,970	150,543
Deposits	5,581,867	5,603,354	5,309,868	5,164,018	4,832,520
Borrowings	2,239,989	2,285,033	2,373,808	2,572,389	3,470,521
Stockholders' equity	1,336,326	1,391,622	1,368,313	1,392,964	1,416,226

	For the Year Ended September 30,
	2019	2018	2017	2016	2015
	(Dollars and counts in thousands, except per share amounts)
Selected Operations Data:
Total interest and dividend income	$329,954	$321,892	$313,186	$301,113	$297,362
Total interest expense	123,564	123,119	117,804	108,931	107,594
Net interest and dividend income	206,390	198,773	195,382	192,182	189,768
Provision for credit losses	750	—	—	(750)	771
Net interest and dividend income after
provision for credit losses	205,640	198,773	195,382	192,932	188,997
Deposit service fees	12,740	15,636	15,053	14,835	14,897
Other non-interest income	9,218	6,399	7,143	8,477	6,243
Total non-interest income	21,958	22,035	22,196	23,312	21,140
Salaries and employee benefits	53,145	46,563	43,437	42,378	43,309
Other non-interest expense	53,799	50,339	46,221	51,927	51,060
Total non-interest expense	106,944	96,902	89,658	94,305	94,369
Income before income tax expense	120,654	123,906	127,920	121,939	115,768
Income tax expense	26,411	24,979	43,783	38,445	37,675
Net income	$94,243	$98,927	$84,137	$83,494	$78,093

Basic earnings per share	$0.68	$0.73	$0.63	$0.63	$0.58
Average basic shares outstanding	137,677	134,698	134,082	133,045	135,384
Diluted earnings per share	$0.68	$0.73	$0.63	$0.63	$0.58
Average diluted shares outstanding	137,735	134,759	134,244	133,176	135,409

	2019	2018	2017	2016	2015
Performance Ratios:
Return on average assets(1)	0.99%	0.94%	0.75%	0.74%	0.70%
Return on average equity(1)	6.94	7.25	6.09	5.95	5.32
Dividends paid per share	$0.98	$0.88	$0.88	$0.84	$0.84
Dividend payout ratio	143.17%	119.60%	140.20%	133.86%	146.19%
Operating expense ratio	1.12	0.92	0.80	0.84	0.84
Efficiency ratio(1)	46.83	43.89	41.21	43.76	44.74
Ratio of average interest-earning assets
to average interest-bearing liabilities	1.14x	1.13x	1.12x	1.13x	1.14x
Net interest margin(1)	2.26%	1.95%	1.79%	1.75%	1.73%

Interest rate spread information:
Average during period(1)	2.07	1.80	1.66	1.63	1.59
End of period	2.04	2.18	2.04	1.92	1.85

Asset Quality Ratios:
Non-performing assets to total assets	0.10	0.14	0.20	0.35	0.31
Non-performing loans to total loans	0.10	0.15	0.23	0.42	0.39
ACL to non-performing loans	121.99	77.01	50.58	29.32	36.41
ACL to loans receivable, net	0.12	0.11	0.12	0.12	0.14

Capital Ratios:
Equity to total assets at end of period	14.3	14.7	14.9	15.0	14.4
Average equity to average assets	14.3	13.0	12.4	12.4	13.1
Company Tier 1 leverage ratio	13.8	14.9	12.3	12.3	12.6
Bank Tier 1 leverage ratio	12.1	13.0	10.8	10.9	11.3

Other Data:
Number of traditional offices	44	48	37	37	37
Number of in-store offices	10	10	10	10	10

(1)
The table below provides a reconciliation between certain performance ratios presented in accordance with GAAP and those same performance ratios excluding the effects of the leverage strategy, which are not presented in accordance with GAAP. Management believes it is important for comparability purposes to provide the performance ratios without the leverage strategy because of its unique nature. The leverage strategy reduces some of our performance ratios, even though it increases our net income, due to the amount of earnings associated with the transaction in comparison to the size of the transaction. The leverage strategy was in place for a shorter period of time during the current fiscal year than in prior fiscal years, so the leverage strategy impact for fiscal year 2019 shown in the table below is minimal. Management can discontinue the leverage strategy at any point in time.

	For the Year Ended September 30,
	2019			2018			2017
	Actual	Leverage	Non-	Actual	Leverage	Non-	Actual	Leverage	Non-
	(GAAP)	Strategy	GAAP	(GAAP)	Strategy	GAAP	(GAAP)	Strategy	GAAP
Return on average assets	0.99%	(0.02)%	1.01%	0.94%	(0.13)%	1.07%	0.75%	(0.14)%	0.89%
Return on average equity	6.94	—	6.94	7.25	0.13	7.12	6.09	0.21	5.88
Efficiency ratio	46.83	—	46.83	43.89	(0.30)	44.19	41.21	(0.63)	41.84
Net interest margin	2.26	(0.04)	2.30	1.95	(0.29)	2.24	1.79	(0.36)	2.15
Average interest rate spread	2.07	(0.03)	2.10	1.80	(0.26)	2.06	1.66	(0.32)	1.98

	For the Year Ended September 30,
	2016			2015
	Actual	Leverage	Non-	Actual	Leverage	Non-
	(GAAP)	Strategy	GAAP	(GAAP)	Strategy	GAAP
Return on average assets	0.74%	(0.14)%	0.88%	0.70%	(0.13)%	0.83%
Return on average equity	5.95	0.17	5.78	5.32	0.19	5.13
Efficiency ratio	43.76	(0.42)	44.18	44.74	(0.61)	45.35
Net interest margin	1.75	(0.35)	2.10	1.73	(0.34)	2.07
Average interest rate spread	1.63	(0.30)	1.93	1.59	(0.28)	1.87

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

During April 2019, the Bank completed the integration of the operations of Capital City Bank into the Bank's operations. The Company completed its acquisition of Capital City Bank and its parent company, CCB, on August 31, 2018. The acquisition of Capital City Bank, a commercial bank with $450 million in assets, allows us to advance our commercial banking strategy through enhanced commercial deposit and lending products while managing to stay under $10 billion in assets. The acquisition also allows the Bank to compete for commercial banking business through a wide variety of commercial deposit services and expanded commercial lending products, as well as trust and brokerage services.

The Company recognized net income of $94.2 million, or $0.68 per share, for fiscal year 2019 compared to net income of $98.9 million, or $0.73 per share, for fiscal year 2018. The decrease in net income was due primarily to a $10.0 million increase in non-interest expense during the current year due mainly to an increase in salaries and employee benefits and information technology and related expenses, partially offset by a $7.6 million increase in net interest income due primarily to higher yielding loans added in the acquisition of CCB. Additionally, income tax expense was $1.4 million higher in the current fiscal year due primarily to income tax adjustments required in the prior fiscal year with the enactment of The Tax Cuts and Jobs Act (the "Tax Act") in December 2017.

At times, the Bank has utilized a leverage strategy to increase earnings. The leverage strategy has involved borrowing up to $2.10 billion either on the Bank's FHLB line of credit or by entering into short-term FHLB advances, depending on the rates offered by FHLB. The borrowings were repaid prior to quarter end, or earlier if the strategy was suspended. The proceeds from the borrowings, net of the required FHLB stock holdings which yielded 7.4% from dividends during the current fiscal year, were deposited at the FRB of Kansas City. Net income attributable to the leverage strategy is largely derived from the dividends received on FHLB stock holdings, plus the net interest rate spread between the yield on the cash at the FRB of Kansas City and the rate paid on the related FHLB borrowings, less applicable federal insurance premiums and estimated taxes. Net income attributable to the leverage strategy was $36 thousand during the current fiscal year compared to $1.7 million during the prior fiscal year. The decrease was due mainly to the strategy being suspended for the majority of the current fiscal year due to the large negative interest rate spread, making the strategy unprofitable. Management continues to monitor the net interest rate spread and overall profitability of the strategy. It is expected that the strategy will be reimplemented if it reaches a position that is profitable.

The net interest margin increased 31 basis points, from 1.95% for the prior fiscal year to 2.26% for the current fiscal year. When the leverage strategy is in place, it reduces the net interest margin due to the limited amount of earnings from the transaction in comparison to the size of the transaction. Excluding the effects of the leverage strategy, the net interest margin would have increased six basis points, from 2.24% for the prior fiscal year to 2.30% for the current fiscal year. The increase in the net interest margin excluding the effects of the leverage strategy was due mainly to the addition of higher yielding commercial loans in the CCB acquisition, partially offset by an increase in the cost of deposits.

To the extent market rates of interest remain at current levels or go lower during fiscal year 2020, the Company expects a decrease in our net interest margin, compared to fiscal year 2019, due primarily to lower yields on our loans and securities. If realized, the decrease in the yields on our loans and securities is expected to be from loans originated at lower rates, adjustable-rate loans repricing lower and increased prepayment speeds on our correspondent loans and MBS portfolios, which would accelerate the amortization of the premiums we have paid to acquire these assets. The rates on our certificate of deposit portfolio and borrowings may also decrease if market rates decrease, but will likely do so at a slower pace than interest-earning assets because the majority of those liabilities have stated maturities.

Management continues to manage the size and mix of the loan portfolio, over the long-term, by utilizing cash flows from the one- to four-family loan portfolio to fund commercial loan growth. Given the current level of total assets and the interest rate environment, it is unlikely that the loan portfolio will increase in the next year, but it is expected that cash flows from the one- to four-family loan portfolio will continue to be used to fund commercial loan growth. Over the past few years, cash flows from the securities portfolio have been used primarily to purchase loans and in part to pay down FHLB advances. By moving cash from lower yielding assets to higher yielding assets and repaying higher costing liabilities, we have been able to maintain our net interest margin.  Additionally, the Bank began reducing its balance of public unit certificates of deposit late in the third quarter of the current fiscal year in order to reduce its use of expensive wholesale funds and release securities pledged as collateral, which assists with liquidity levels. The balance of public unit certificates of deposit was $294.9 million at September 30, 2019. Management intends to maintain the balance of public unit certificates of deposit at approximately the same level for the time being. Management continues to evaluate liquidity levels, as measured by the ratio of securities and cash to total assets, and may consider reducing its target ratio below the current target level of 15%.

Total assets were $9.34 billion at September 30, 2019 compared to $9.45 billion at September 30, 2018. The $109.5 million, or 1.2% decrease was largely in the securities portfolio and the loan portfolio, partially offset by an increase in operating cash. The one- to four-family loan portfolio decreased $285.6 million, partially offset by a $198.3 million increase in the commercial loan portfolio as cash flows from the one- to four-family loan portfolio were used to fund commercial loan growth. During the current fiscal year, the Bank originated and refinanced $660.8 million of one- to four-family and consumer loans with a weighted average rate of 4.18% and purchased $166.4 million of one- to four-family loans from correspondent lenders with a weighted average rate of 4.17%. The Bank also originated $164.1 million of commercial loans with a weighted average rate of 5.10% and entered into commercial real estate loan participations totaling $96.0 million at a weighted average rate of 5.27%. The commercial loan portfolio was $767.9 million at September 30, 2019, compared to $569.6 million at September 30, 2018, an increase of $198.3, or 35%. At September 30, 2019, the commercial loan portfolio was composed of 76% commercial real estate, 16% commercial construction, and 8% commercial and industrial. Total commercial real estate and commercial construction potential exposure, including undisbursed amounts and outstanding commitments totaling $214.3 million, was $921.1 million at September 30, 2019. Total commercial and industrial potential exposure, including undisbursed amounts and outstanding commitments of $16.8 million, was $77.9 million at September 30, 2019.

Total deposits were $5.58 billion at September 30, 2019 compared to $5.60 billion at September 30, 2018. The retail/business certificate of deposit portfolio increased $163.4 million, or 6.5%, during the current fiscal year, funded primarily by cash flows from new certificate of deposit accounts, money market accounts, and checking accounts. The public unit certificate of deposit portfolio decreased $112.8 million during the current fiscal year, which was intentional, as discussed above. Excluding the impact of the decrease in the balance of public unit certificates of deposit, total deposits would have increased $91.3 million, or 1.8%, during the current fiscal year.

Stockholders' equity was $1.34 billion at September 30, 2019 compared to $1.39 billion at September 30, 2018. The $55.3 million decrease was due primarily to the payment of $134.9 million in cash dividends, partially offset by net income of $94.2 million during the current fiscal year.

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

Our lending emphasis on the origination and purchase of one- to four-family loans and, to a lesser extent, consumer loans secured by one- to four-family residential properties, has resulted in a loan concentration in one- to four-family residential mortgage loans.  We believe the primary risks inherent in our one- to four-family and consumer loan portfolios are a decline in economic conditions, elevated levels of unemployment or underemployment, and declines in residential real estate values.  Adverse changes in any one or a combination of these events may negatively affect borrowers' ability to repay their loans, resulting in increased delinquencies, non-performing assets, loan losses, and future loan loss provisions. Although the commercial loan portfolio is subject to the same risk of declines in economic conditions, the primary risk characteristics inherent in this portfolio include the ability of the borrower to sustain sufficient cash flows from leases and business operations, the ability to control operational or business expenses to satisfy their contractual debt payments, and the ability to utilize personal or business resources to pay their contractual debt payments if the cash flows are not sufficient. Additionally, if the Bank were to repossess the secured collateral of a commercial real estate loan, the pool of potential buyers is more limited than that for a residential property. Therefore, the Bank could hold the property for an extended period of time, or potentially be forced to sell at a discounted price, resulting in additional losses. Our commercial and industrial loans are primarily secured by accounts receivable, inventory and equipment, which may be difficult to appraise, may be illiquid and may fluctuate in value based on the success of the business.

Each quarter, we prepare a formula analysis model which segregates our loan portfolio into categories based on certain risk characteristics such as loan type (one- to four-family, commercial, etc.), interest payments (fixed-rate and adjustable-rate), loan source (originated, correspondent purchased, or bulk purchased), LTV ratios, borrower's credit score and payment status (i.e. current or number of days delinquent). Consumer loans, such as second mortgages and home equity lines of credit, with the same underlying collateral as a one- to four-family loan are combined with the one- to four-family loan in the formula analysis model to calculate a combined LTV ratio.

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

Management utilizes the formula analysis model, along with analyzing and considering several other relevant internal and external data elements, when evaluating the adequacy of the ACL. Such data elements include the trend and composition of delinquent and non-performing loans, trends in foreclosed property transactions and charge-off activity, the current status and trends of local and national employment levels, trends and current conditions in the housing markets, loan growth and concentrations, industry and peer charge-off and ACL information, and certain ACL ratios such as ACL to loans receivable, net and annualized historical losses. Since our loan portfolio is primarily concentrated in one- to four-family real estate, management monitors residential real estate market value trends in the Bank's local market areas and geographic sections of the U.S. by reference to various industry and market reports, economic releases and surveys, and management's general and specific knowledge of the real estate markets in which we lend, in order to determine what impact, if any, such trends may have on the level of ACL. Reviewing these data elements assists management in evaluating the overall credit quality of the loan portfolio and the reasonableness of the ACL on an ongoing basis, and whether changes need to be made to our ACL methodology. In addition, the adequacy of the Company's ACL is reviewed during bank regulatory examinations. We consider any comments from our regulators when assessing the appropriateness of our ACL. We seek to apply ACL methodology in a consistent manner; however, the methodology can be modified in response to changing conditions.

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

The Company's AFS securities are measured at fair value on a recurring basis.  Changes in the fair value of AFS securities are recorded, net of tax, as AOCI in stockholders' equity.  The Company primarily uses prices obtained from third-party pricing services to determine the fair value of its AFS securities. Various modeling techniques are used to determine pricing for the Company's securities, including option pricing, discounted cash flow models, and similar techniques. The inputs to these models may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.  All AFS securities are classified as Level 2.

The Company's interest rate swaps are measured at fair value on a recurring basis. The Company uses a discounted cash flow analysis using observable market-based inputs to determine the fair value of its interest rate swaps. Changes in the fair value of the interest rate swaps are recorded, net of tax, as AOCI in stockholders' equity. The Company did not have any other financial instruments that were measured at fair value on a recurring basis at September 30, 2019.

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

Management Strategy
We are a community-oriented financial institution dedicated to serving the needs of customers in our market areas. Our commitment is to provide qualified borrowers the broadest possible access to home ownership through our mortgage lending programs and to offer a complete set of personal and commercial banking products and services to our customers.  We strive to enhance stockholder value while maintaining a strong capital position.  To achieve these goals, we focus on the following strategies:

•
Lending. We are one of the leading originators of one- to four-family loans in the state of Kansas.  We originate these loans primarily for our own portfolio, and we service the loans we originate. We also purchase one- to four-family loans from correspondent lenders. We offer both fixed- and adjustable-rate products with various terms to maturity and pricing options.  We maintain strong relationships with local real estate agents to attract mortgage loan business. With the acquisition of CCB in August 2018, we began offering more commercial lending options to our customers. We rely on our marketing efforts and customer service reputation to attract mortgage business from walk-in customers, customers that apply online, and existing customers.

•
Deposit Services. We offer a wide array of deposit products and services. These products include checking, savings, money market, certificates of deposit, and retirement accounts. With the acquisition of CCB, we began offering commercial deposit services. Our deposit services are provided through a branch network of 54 locations, including traditional branches and retail in-store locations, our call center which operates on extended hours, mobile banking, telephone banking, and online banking and bill payment services.

•
Cost Control. We generally are very effective at controlling our costs of operations. By using technology, we are able to centralize our loan servicing and deposit support functions for efficient processing.  We serve a broad range of customers through relatively few branch locations.  Our average deposit base per traditional branch at September 30, 2019 was approximately $112.7 million.  This large average deposit base per branch helps to control costs.  Our one- to four-family lending strategy and our effective management of credit risk allows us to service a large portfolio of loans at efficient levels because it costs less to service a portfolio of performing loans. We recognize it is more expensive to offer a full suite of commercial products and services, but we will continue our efforts to control those costs.

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

•
Stockholder Value. We strive to provide stockholder value while maintaining a strong capital position.  One way that we continue to provide returns to stockholders is through our dividend payments.  Total dividends declared and paid during fiscal year 2019 were $134.9 million, including a $0.25 per share, or $34.4 million, True Blue® Capitol Dividend paid in June 2019.  The Company's cash dividend payout policy is reviewed quarterly by management and the Board of Directors, and the ability to pay dividends under the policy depends upon a number of factors, including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company level. For fiscal year 2020, it is the intent of the Board of Directors and management to continue with the payout of 100% of the Company's earnings to its stockholders through regular quarterly dividends and a true-up dividend.

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

Financial Condition
Assets. Total assets were $9.34 billion at September 30, 2019 compared to $9.45 billion at September 30, 2018. The $109.5 million decrease was largely in the securities portfolio and the loan portfolio, partially offset by an increase in operating cash. The one- to four-family loan portfolio decreased $285.6 million, partially offset by a $198.3 million increase in the commercial loan portfolio as cash flows from the one- to four-family loan portfolio were used to fund commercial loan growth. The increase in operating cash primarily occurred later in the current fiscal year due to the interest rate environment as the interest rate earned on excess reserves was comparable to the available yield on securities, along with an increase in projected funding of commercial loan commitments.

Loans Receivable. The following table presents the balance and weighted average rate of our loan portfolio as of the dates indicated. Approximately 64% of the one- to four-family loan portfolio at September 30, 2019 had a balance of $484 thousand or less at the time of origination. The weighted average rate of the loan portfolio increased seven basis points due primarily to the origination and purchase of loans at higher market rates during the current fiscal year, as well as adjustable-rate loans repricing to higher market rates.

	September 30, 2019		September 30, 2018
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
One- to four-family:
Originated	$3,873,851	3.74%	$3,965,692	3.74%
Correspondent purchased	2,349,877	3.64	2,505,987	3.59
Bulk purchased	252,347	2.94	293,607	2.60
Construction	36,758	4.00	33,149	4.03
Total	6,512,833	3.68	6,798,435	3.64
Commercial:
Commercial real estate	583,617	4.48	426,243	4.33
Commercial and industrial	61,094	5.14	62,869	5.00
Construction	123,159	4.81	80,498	4.59
Total	767,870	4.58	569,610	4.44
Consumer loans:
Home equity	120,587	6.15	129,588	5.97
Other	11,183	4.57	10,012	4.59
Total	131,770	6.02	139,600	5.87
Total loans receivable	7,412,473	3.81	7,507,645	3.74

Less:
ACL	9,226		8,463
Discounts/unearned loan fees	31,058		33,933
Premiums/deferred costs	(44,558)		(49,236)
Total loans receivable, net	$7,416,747		$7,514,485

Loan Activity - The following table summarizes activity in the loan portfolio, along with weighted average rates where applicable, for the periods indicated, excluding changes in ACL, discounts/unearned loan fees, and premiums/deferred costs. Loans that were paid-off as a result of refinances and loans that were sold are included in repayments. Loan endorsements are not included in the activity in the following table because a new loan is not generated at the time of the endorsement. The endorsed balance and rate are included in the ending loan portfolio balance and rate. During fiscal year 2019, the Bank endorsed $121.5 million of one- to four-family loans, reducing the average rate on those loans by 69 basis points. Commercial loan renewals are not included in the activity in the following table unless new funds are disbursed at the time of renewal.

	For the Three Months Ended
	September 30, 2019		June 30, 2019		March 31, 2019		December 31, 2018
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$7,501,741	3.83%	$7,564,076	3.82%	$7,518,887	3.78%	$7,507,645	3.74%
Originated and refinanced:
Fixed	188,753	3.60	121,871	4.09	78,678	4.58	116,032	4.59
Adjustable	59,550	4.37	63,341	4.87	123,006	4.80	73,711	4.98
Purchased and participations:
Fixed	49,161	4.12	29,447	4.65	35,387	5.46	72,140	4.60
Adjustable	12,305	3.55	10,018	3.85	11,331	4.01	42,651	4.88
Change in undisbursed loan funds	12,293		34,742		30,500		(25,315)
Repayments	(410,624)		(321,439)		(233,625)		(267,469)
Principal (charge-offs) recoveries, net	(110)		(33)		61		95
Other	(596)		(282)		(149)		(603)
Ending balance	$7,412,473	3.81	$7,501,741	3.83	$7,564,076	3.82	$7,518,887	3.78

	For the Year Ended September 30,
	2019		2018
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$7,507,645	3.74%	$7,182,751	3.61%
Originations and refinances:
Fixed	505,334	4.10	447,890	4.07
Adjustable	319,608	4.77	185,495	4.40
Purchases and participations:
Fixed	186,135	4.64	364,508	3.98
Adjustable	76,305	4.40	162,873	3.73
Loans added in CCB acquisition, net	—	—	299,659	4.77
Change in undisbursed loan funds	52,220		(31,004)
Repayments	(1,233,157)		(1,102,624)
Principal recoveries, net	13		65
Other	(1,630)		(1,968)
Ending balance	$7,412,473	3.81	$7,507,645	3.74

The following table presents loan origination, refinance, and purchase activity for the periods indicated, excluding endorsement activity and $299.7 million of loans at a rate of 4.77% purchased in connection with the acquisition of CCB during fiscal year 2018, along with associated weighted average rates and percent of total. Commercial loan renewals are not included in the activity in the following table except to the extent new funds are disbursed at the time of renewal. Loan originations, purchases, and refinances are reported together. Starting in the June 30, 2019 quarter, the Bank discontinued the use of LIBOR for adjustable-rate one- to four-family loan originations and no longer purchases correspondent one- to four-family loans that use LIBOR, since LIBOR is expected to be discontinued in 2021. Currently, new adjustable-rate one- to four-family loan originations and purchases are tied to the one-year CMT index, which, to date, does not appear to have had any impact on our ability and opportunities to originate and purchase adjustable-rate one- to four-family loans.

	For the Year Ended
	September 30, 2019			September 30, 2018
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family:(1)
<= 15 years	$106,966	3.56%	9.8%	$160,099	3.51%	13.8%
> 15 years	420,243	4.14	38.6	530,606	4.12	45.7
One- to four-family construction	51,663	4.13	4.8	43,604	4.11	3.8
Commercial:
Commercial real estate	27,886	6.21	2.6	10,644	4.48	0.9
Commercial and industrial	15,291	5.24	1.4	1,579	5.24	0.1
Commercial construction	59,108	4.85	5.4	60,417	4.30	5.2
Home equity	5,411	6.20	0.5	4,758	6.18	0.4
Other	4,901	5.29	0.5	691	7.54	0.1
Total fixed-rate	691,469	4.24	63.6	812,398	4.03	70.0

Adjustable-rate:
One- to four-family:(2)
<= 36 months	9,786	3.57	0.9	8,233	3.39	0.7
> 36 months	139,511	3.70	12.8	173,775	3.49	15.0
One- to four-family construction	19,364	3.86	1.8	18,791	3.58	1.6
Commercial:
Commercial real estate	100,142	4.84	9.2	570	5.03	—
Commercial and industrial	27,496	5.63	2.5	325	5.81	—
Commercial construction	30,251	5.39	2.8	69,543	4.16	6.0
Home equity	66,893	6.33	6.2	74,042	5.66	6.4
Other	2,470	3.51	0.2	3,089	3.24	0.3
Total adjustable-rate	395,913	4.70	36.4	348,368	4.09	30.0

Total originated, refinanced and purchased	$1,087,382	4.41	100.0%	$1,160,766	4.05	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$118,758	4.31		$298,299	3.92
Participations - commercial	67,377	5.24		66,209	4.28
Total fixed-rate purchased/participations	186,135	4.64		364,508	3.98

Adjustable-rate:
Correspondent - one- to four-family	47,655	3.83		93,330	3.41
Participations - commercial	28,650	5.35		69,543	4.16
Total adjustable-rate purchased/participations	76,305	4.40		162,873	3.73
Total purchased/participation loans	$262,440	4.57		$527,381	3.91

(1)
The fixed-rate one- to four-family loans less than or equal to 15 years have an original maturity at origination of less than or equal to 15 years, while fixed-rate one- to four-family loans greater than 15 years have an original maturity at origination of greater than 15 years.

(2)
The adjustable-rate one- to four-family loans less than or equal to 36 months have a term to first reset of less than or equal to 36 months at origination and adjustable-rate one- to four-family loans greater than 36 months have a term to first reset of greater than 36 months at origination.

One- to Four-Family Loans - The following table presents, for our portfolio of one- to four-family loans, the amount, percent of total, weighted average credit score, weighted average LTV ratio, and average balance per loan as of the dates presented. Credit scores are updated at least semiannually, with the latest update in September 2019, from a nationally recognized consumer rating agency. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

	September 30, 2019
		% of	Credit		Average
	Amount	Total	Score	LTV	Balance
	(Dollars in thousands)
Originated	$3,873,851	59.8%	768	62%	$140
Correspondent purchased	2,349,877	36.3	765	65	371
Bulk purchased	252,347	3.9	762	61	304
	$6,476,075	100.0%	767	63	186

	September 30, 2018
		% of	Credit		Average
	Amount	Total	Score	LTV	Balance
	(Dollars in thousands)
Originated	$3,965,692	58.6%	767	62%	$138
Correspondent purchased	2,505,987	37.1	764	67	378
Bulk purchased	293,607	4.3	758	62	304
	$6,765,286	100.0%	765	64	186

The following table presents originated, refinanced, and correspondent purchased activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average LTVs and weighted average credit scores for the periods indicated. Of the loans originated during the current year, $85.1 million were refinanced from other lenders. Of the loans originated and refinanced during the current year, 78% had loan values of $484 thousand or less. Of the correspondent loans purchased during the current year, 33% had loan values of $484 thousand or less.

	For the Year Ended
	September 30, 2019			September 30, 2018
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$494,739	78%	760	$473,140	77%	762
Refinanced by Bank customers	86,381	68	752	70,339	67	750
Correspondent purchased	166,413	73	762	391,629	74	766
	$747,533	76	760	$935,108	75	763

The following table presents the amount, percent of total, and weighted average rate, by state, of one- to four-family loan originations and correspondent purchases where originations and purchases in the state exceeded five percent of the total amount originated and purchased during the year ended September 30, 2019.

State	Amount	% of Total	Rate
	(Dollars in thousands)
Kansas	$507,341	67.9%	3.92%
Missouri	128,751	17.2	3.95
Texas	64,098	8.6	4.12
Other states	47,343	6.3	4.23
	$747,533	100.0%	3.96

One- to Four-Family Loan Commitments - The following table summarizes our one- to four-family loan origination and refinance commitments and one- to four-family correspondent loan purchase commitments as of September 30, 2019, along with associated weighted average rates. Loan commitments generally have fixed expiration dates or other termination clauses and may require the payment of a rate lock fee. It is expected that some of the loan commitments will expire unfunded, so the amounts reflected in the table below are not necessarily indicative of future cash needs.

	Fixed-Rate
	15 years	More than	Adjustable-	Total
	or less	15 years	Rate	Amount	Rate
	(Dollars in thousands)
Originate/refinance	$16,826	$44,828	$14,679	$76,333	3.40%
Correspondent	5,862	60,136	9,621	75,619	3.65
	$22,688	$104,964	$24,300	$151,952	3.53

Rate	2.95%	3.73%	3.18%

Commercial Loans - The commercial loan portfolio totaled $767.9 million at September 30, 2019, compared to $569.6 million at September 30, 2018. At September 30, 2019, the commercial loan portfolio was composed of 76% commercial real estate, 16% commercial construction, and 8% commercial and industrial. During the current fiscal year, the Bank originated $164.1 million of commercial loans and entered into commercial real estate loan participations totaling $96.0 million, which included $82.0 million of commercial real estate construction loans.

The following table presents the Bank's commercial real estate and commercial construction loans and loan commitments by industry classification, as defined by the North American Industry Classification System, as of September 30, 2019. Included in the gross loan amounts in the table, which does not include outstanding commitments, are fixed-rate loans totaling $487.0 million at a weighted average rate of 4.33% and adjustable-rate loans totaling $342.8 million at a weighted average rate of 4.99%. The weighted average rate of fixed-rate loans is lower than that of adjustable-rate loans due primarily to the majority of the fixed-rate loans in the portfolio at September 30, 2019 having shorter terms to maturity.

	Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Principal	Amount	Amount	Commitments	Total	Total
	(Dollars in thousands)
Real estate rental and leasing	$262,652	$44,558	$307,210	$3,123	$310,333	33.7%
Health care and social assistance	219,715	38,981	258,696	28,426	287,122	31.2
Accommodation and food services	116,313	29,984	146,297	48,100	194,397	21.1
Arts, entertainment, and recreation	35,009	—	35,009	—	35,009	3.8
Retail trade	27,628	2,794	30,422	—	30,422	3.3
Construction	14,446	1,962	16,408	404	16,812	1.8
Other	31,013	4,774	35,787	11,225	47,012	5.1
	$706,776	$123,053	$829,829	$91,278	$921,107	100.0%

Weighted average rate	4.53%	4.99%	4.60%	5.28%	4.67%

The following table summarizes the Bank's commercial real estate and commercial construction loans and loan commitments by state as of September 30, 2019.

	Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Principal	Amount	Amount	Commitments	Total	Total
	(Dollars in thousands)
Kansas	$284,113	$14,211	$298,324	$14,547	$312,871	34.0%
Missouri	208,888	53,337	262,225	30,931	293,156	31.8
Texas	118,911	46,721	165,632	40,000	205,632	22.3
Nebraska	29,752	4,010	33,762	—	33,762	3.7
Kentucky	22,285	3,274	25,559	—	25,559	2.8
California	6,107	—	6,107	5,800	11,907	1.3
Other	36,720	1,500	38,220	—	38,220	4.1
	$706,776	$123,053	$829,829	$91,278	$921,107	100.0%

The following table presents the Bank's commercial loan portfolio and outstanding loan commitments, categorized by gross loan amount (unpaid principal plus undisbursed amounts) or outstanding loan commitment amount, as of September 30, 2019.

	Count	Amount
	(Dollars in thousands)
Greater than $30 million	$5	$190,672
>$15 to $30 million	11	271,702
>$10 to $15 million	5	60,614
>$5 to $10 million	15	94,058
$1 to $5 million	88	194,876
Less than $1 million	1,181	187,054
	$1,305	$998,976

Securities. Securities decreased $139.4 million from $1.33 billion at September 30, 2018 to $1.19 billion at September 30, 2019. The decrease primarily occurred later in the current fiscal year and was due mainly to not reinvesting some of the cash flows from the securities portfolio due to the interest rate environment. The following table presents the distribution of our securities portfolio, at amortized cost, at the dates indicated. Overall, fixed-rate securities comprised 75% of our securities portfolio at September 30, 2019. The weighted average life ("WAL") is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	September 30, 2019			September 30, 2018
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Fixed-rate securities:
MBS	$625,840	2.46%	2.9	$732,095	2.43%	3.0
GSE debentures	249,828	2.15	0.7	268,525	2.09	2.3
Municipal bonds	18,371	1.63	1.0	24,574	1.56	1.8
Total fixed-rate securities	894,039	2.35	2.3	1,025,194	2.32	2.8

Adjustable-rate securities:
MBS	297,416	3.10	4.7	305,688	2.89	4.5
Total securities portfolio	$1,191,455	2.54	2.9	$1,330,882	2.45	3.2

The following table presents the carrying value of MBS in our portfolio by issuer at the dates presented.

	At September 30,
	2019	2018
	(Dollars in thousands)
FNMA	$656,799	$680,717
FHLMC	208,745	265,441
Government National Mortgage Association	70,943	90,832
	$936,487	$1,036,990

Mortgage-Backed Securities - The balance of MBS, which primarily consists of securities of U.S. GSEs, decreased $100.5 million to $936.5 million at September 30, 2019 from $1.04 billion at September 30, 2018. The following table summarizes the activity in our portfolio of MBS for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented. The beginning and ending WAL is the estimated remaining principal repayment term (in years) after three-month historical prepayment speeds have been applied.

	For the Three Months Ended
	September 30, 2019			June 30, 2019			March 31, 2019			December 31, 2018
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$979,256	2.68%	3.4	$985,294	2.67%	3.7	$972,543	2.62%	3.6	$1,036,990	2.57%	3.4
Maturities and repayments	(70,865)			(74,335)			(62,702)			(67,214)
Net amortization of (premiums)/discounts	(270)			(375)			(310)			(349)
Purchases:
Fixed	25,214	1.93	3.2	23,620	2.74	3.8	28,921	2.89	5.1	—	—	—
Adjustable	—	—	—	40,362	2.79	4.5	43,776	2.69	4.3	—	—	—
Valuation transferred from HTM to AFS	3,039			—			—			—
Change in valuation on AFS securities	113			4,690			3,066			3,116
Ending balance - carrying value	$936,487	2.67	3.5	$979,256	2.68	3.4	$985,294	2.67	3.7	$972,543	2.62	3.6

	For the Year Ended September 30,
	2019			2018
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,036,990	2.57%	3.4	$942,447	2.28%	3.5
Maturities and repayments	(275,116)			(277,464)
Net amortization of (premiums)/discounts	(1,304)			(2,968)
Purchases:
Fixed	77,755	2.53	4.1	201,871	2.93	4.1
Adjustable	84,138	2.74	4.4	94,028	2.42	4.2
Securities added in CCB acquisition, net	—	—	—	85,741	3.13	2.5
Valuation transferred from HTM to AFS	3,039			—
Change in valuation on AFS securities	10,985			(6,665)
Ending balance - carrying value	$936,487	2.67	3.5	$1,036,990	2.57	3.4

Investment Securities - Investment securities, which consist of U.S. GSE debentures (primarily issued by FNMA, FHLMC, or Federal Home Loan Banks) and municipal investments, decreased $21.5 million to $268.4 million at September 30, 2019 from $289.9 million at September 30, 2018. The following table summarizes the activity of investment securities for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented. The beginning and ending WALs represent the estimated remaining principal repayment terms (in years) of the securities after projected call dates have been considered, based upon market rates at each date presented.

	For the Three Months Ended
	September 30, 2019			June 30, 2019			March 31, 2019			December 31, 2018
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$273,995	2.30%	1.0	$288,894	2.38%	1.0	$264,782	2.14%	1.8	$289,942	2.05%	2.2
Maturities, calls and sales	(80,690)			(65,781)			(76,635)			(26,665)
Net amortization of (premiums)/discounts	(13)			153			(39)			(39)
Purchases:
Fixed	75,000	2.02	1.1	50,000	2.60	1.0	99,809	2.67	0.7	—	—	—
Valuation transferred from HTM to AFS	47			—			—			—
Change in valuation on AFS securities	37			729			977			1,544
Ending balance - carrying value	$268,376	2.11	0.8	$273,995	2.30	1.0	$288,894	2.38	1.0	$264,782	2.14	1.8

	For the Year Ended September 30,
	2019			2018
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$289,942	2.05%	2.2	$301,122	1.33%	1.5
Maturities, calls and sales	(249,771)			(129,838)
Net amortization of (premiums)/discounts	62			(182)
Purchases:
Fixed	224,809	2.44	0.9	115,560	2.85	1.8
Securities added in CCB acquisition, net	—	—	—	5,855	2.12	1.0
Valuation transferred from HTM to AFS	47			—
Change in valuation on AFS securities	3,287			(2,575)
Ending balance - carrying value	$268,376	2.11	0.8	$289,942	2.05	2.2

Liabilities.

Deposits - The following table presents the amount, weighted average rate and percent of total for the components of our deposit portfolio at the dates presented. Cash flows from new certificate of deposit accounts, money market accounts, and checking accounts resulted in an increase of $163.4 million, or 6.5%, in retail/business certificates of deposit during the current fiscal year. The public unit certificate of deposit portfolio decreased $112.8 million, which was intentional as the Bank reduced its usage of public unit certificates of deposit, as previously discussed. Excluding the impact of the decrease in the balance of public unit certificates of deposit, total deposits would have increased $91.3 million, or 1.8%, during the current fiscal year.

	At September 30,
	2019			2018
			% of			% of
	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Non-interest-bearing checking	$357,284	—%	6.4%	$336,454	—%	6.0%
Interest-bearing checking	717,121	0.09	12.8	724,066	0.08	12.9
Savings	321,494	0.05	5.8	352,896	0.07	6.3
Money market	1,198,343	0.70	21.5	1,252,881	0.47	22.4
Retail/business certificates of deposit	2,692,770	2.08	48.2	2,529,368	1.79	45.1
Public unit certificates of deposit	294,855	2.29	5.3	407,689	1.89	7.3
	$5,581,867	1.29	100.0%	$5,603,354	1.06	100.0%

The composition of the retail/business certificate of deposit portfolio changed during the current fiscal year. Short-term and intermediate-term certificates of deposit increased $362.5 million while longer-term and variable rate certificates of deposit decreased $199.1 million. The change in the deposit portfolio mix was intentional. The Bank increased offered rates on short-term and certain intermediate-term certificates of deposit late in the third quarter of fiscal year 2019 and ran a special certificate of deposit campaign ("unTraditional campaign") during the last quarter of fiscal year 2019. The intention of the unTraditional campaign was to attract deposits with generally shorter term to maturity to allow the Bank to more quickly reprice certificate of deposit funds lower if market rates decrease.

The following tables set forth scheduled maturity information for our certificates of deposit, including public unit certificates of deposit, along with associated weighted average rates, at September 30, 2019.

	Amount Due
		More than	More than
	1 year	1 year to	2 years to 3	More than	Total
Rate range	or less	2 years	years	3 years	Amount	Rate
	(Dollars in thousands)
0.00 – 0.99%	$17,483	$2,537	$29	$—	$20,049	0.67%
1.00 – 1.99%	873,887	326,852	203,765	7,482	1,411,986	1.78
2.00 – 2.99%	614,467	296,601	294,558	349,721	1,555,347	2.40
3.00 – 3.99%	—	—	—	243	243	3.00
	$1,505,837	$625,990	$498,352	$357,446	$2,987,625	2.10

Percent of total	50.4%	20.9%	16.7%	12.0%
Weighted average rate	1.98	2.09	2.22	2.46
Weighted average maturity (in years)	0.5	1.4	2.6	3.6	1.4
Weighted average maturity for the retail/business certificate of deposit portfolio (in years)					1.5

	Amount Due
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)
Retail/business certificates of deposit less than $100,000	$188,883	$153,187	$358,223	$845,734	$1,546,027
Retail/business certificates of deposit of $100,000 or more	147,727	96,538	301,318	601,160	1,146,743
Public unit certificates of deposit of $100,000 or more	112,275	56,767	90,919	34,894	294,855
	$448,885	$306,492	$750,460	$1,481,788	$2,987,625

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

	For the Three Months Ended
	September 30, 2019			June 30, 2019			March 31, 2019			December 31, 2018
		Effective			Effective			Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,140,000	2.35%	2.6	$2,240,000	2.29%	2.8	$2,181,186	2.31%	3.0	$2,185,052	2.17%	2.9
Maturities:
FHLB advances	(375,000)	2.38		(200,000)	2.11		—	—		(300,000)	1.73
CCB acquisition - junior subordinated debentures assumed (redeemed)	—	—	—	—	—	—	(6,186)	10.60	11.5	(3,866)	5.82	13.5
New FHLB borrowings:
Fixed-rate	100,000	2.14	4.0	—	—	—	—	—	—	100,000	3.39	5.0
Interest rate swaps(1)	275,000	2.70	4.5	100,000	3.09	9.0	65,000	2.57	5.0	200,000	2.46	3.5
Ending balance	$2,140,000	2.38	2.6	$2,140,000	2.35	2.6	$2,240,000	2.29	2.8	$2,181,186	2.31	3.0

	For the Year Ended September 30,
	2019			2018
		Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,185,052	2.17%	2.9	$2,375,000	2.16%	2.7
Maturities:
FHLB advances	(875,000)	2.10		(475,000)	2.38
Repurchase agreements	—	—		(100,000)	3.35
CCB acquisition - junior subordinated debentures assumed (redeemed)	(10,052)	8.76	12.3	10,052	8.75	12.7
New FHLB borrowings:
Fixed-rate	200,000	2.77	4.5	—	—	—
Interest rate swaps(1)	640,000	2.67	5.0	375,000	2.64	6.8
Ending balance	$2,140,000	2.38	2.6	$2,185,052	2.17	2.9

(1)
Represents adjustable-rate FHLB advances for which the Bank has entered into interest rate swaps to hedge the variability in cash flows associated with the advances. The effective rate and WAM presented include the effect of the interest rate swaps.

Maturities - The following table presents the maturity of term borrowings (including FHLB advances, at par, and repurchase agreements), along with associated weighted average contractual and effective rates as of September 30, 2019.

	FHLB Advances Amount		Repurchase
Maturity by		Interest rate	Agreements	Total	Contractual	Effective
Fiscal Year	Fixed-rate	swaps(1)	Amount	Amount	Rate	Rate(2)
	(Dollars in thousands)
2020	350,000	640,000	100,000	1,090,000	2.18	2.44
2021	550,000	—	—	550,000	2.27	2.27
2022	200,000	—	—	200,000	2.23	2.23
2023	200,000	—	—	200,000	1.98	1.98
2024	100,000	—	—	100,000	3.39	3.39
	$1,400,000	$640,000	$100,000	$2,140,000	2.25	2.38

(1)
Represents 12-month adjustable-rate FHLB advances for which the Bank has entered into interest rate swaps with a notional amount of $640.0 million to hedge the variability in cash flows associated with the advances. These advances are presented based on their contractual maturity dates and will be renewed each year until the maturity or termination of the interest rate swaps. The expected WAL of the interest rate swaps was 4.5 years at September 30, 2019.

(2)	The effective rate includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid.

As of September 30, 2019, the Bank had $100.0 million outstanding, at a rate of 2.20%, on its FHLB line of credit which was not related to the leverage strategy. The average outstanding balance of FHLB line of credit borrowings during the current year was $115.6 million at an average rate of 2.54%.

The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail/business and public unit amounts, and term borrowings for the next four quarters as of September 30, 2019.

	Retail/Business		Public Unit		Term
Maturity by	Certificate	Repricing	Certificate	Repricing	Borrowings	Repricing		Repricing
Quarter End	Amount	Rate	Amount	Rate	Amount	Rate	Total	Rate
	(Dollars in thousands)
December 31, 2019	$336,610	1.65%	$112,275	2.18%	$350,000	2.40%	$798,885	2.05%
March 31, 2020	249,725	1.78	56,767	2.37	65,000	2.57	371,492	2.01
June 30, 2020	403,455	2.11	54,246	2.40	200,000	2.35	657,701	2.21
September 30, 2020	256,086	2.09	36,673	2.24	475,000	2.48	767,759	2.34
	$1,245,876	1.91	$259,961	2.27	$1,090,000	2.44	$2,595,837	2.17

Stockholders' Equity. Stockholders' equity was $1.34 billion at September 30, 2019 compared to $1.39 billion at September 30, 2018. The $55.3 million decrease was due primarily to the payment of $134.9 million in cash dividends, partially offset by net income of $94.2 million. In the long run, management considers a ratio of stockholders' equity to total assets at the Bank of at least 10% an appropriate level of capital. At September 30, 2019, this ratio was 12.5%. The cash dividends paid during the current fiscal year totaled $0.98 per share and consisted of a $0.39 per share cash true-up dividend related to fiscal year 2018 earnings per the Company's dividend policy, a $0.25 per share True Blue Capitol dividend, and four regular quarterly cash dividends totaling $0.34 per share.

On October 16, 2019, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $11.7 million, payable on November 15, 2019 to stockholders of record as of the close of business on November 1, 2019. On October 30, 2019, the Company announced a fiscal year 2019 cash true-up dividend of $0.34 per share, or approximately $46.9 million, related to fiscal year 2019 earnings. The $0.34 per share cash true-up dividend was determined by taking the difference between total earnings for fiscal year 2019 and total regular quarterly cash dividends paid during fiscal year 2019, divided by the number of shares outstanding as of October 18, 2019. The cash true-up dividend is payable on December 6, 2019 to stockholders of record as of the close of business on November 22, 2019, and is the result of the Board of Directors' commitment to distribute to stockholders 100% of the annual earnings of the Company for fiscal year 2019.

At September 30, 2019, Capitol Federal Financial, Inc., at the holding company level, had $126.3 million on deposit at the Bank. For fiscal year 2020, it is the intent of the Board of Directors and management to continue with the payout of 100% of the Company's earnings to its stockholders. The payout is expected to be in the form of regular quarterly cash dividends of $0.085 per share, totaling $0.34 for the year, and a cash true-up dividend equal to fiscal year 2020 earnings in excess of the amount paid as regular quarterly cash dividends during fiscal year 2020. It is anticipated that the fiscal year 2020 cash true-up dividend will be paid in December 2020. Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company.

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

The following table presents regular quarterly cash dividends and special cash dividends paid in calendar years 2019, 2018, and 2017. The amounts represent cash dividends paid during each period. The 2019 true-up dividend amount presented represents the dividend payable on December 6, 2019 to stockholders of record as of November 22, 2019.

	Calendar Year
	2019		2018		2017
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$11,700	$0.085	$11,427	$0.085	$11,386	$0.085
Quarter ended June 30	11,708	0.085	11,429	0.085	11,409	0.085
Quarter ended September 30	11,713	0.085	11,430	0.085	11,411	0.085
Quarter ended December 31	11,731	0.085	11,696	0.085	11,427	0.085
True-up dividends paid	46,932	0.340	53,666	0.390	38,985	0.290
True Blue dividends paid	34,446	0.250	33,614	0.250	33,559	0.250
Calendar year-to-date dividends paid	$128,230	$0.930	$133,262	$0.980	$118,177	$0.880

The Company has authorized the repurchase of $70.0 million of its common stock under its stock repurchase plan. Shares may be repurchased from time to time based upon market conditions and available liquidity. There is no expiration for this repurchase plan and no shares have been repurchased under this repurchase plan.

Weighted Average Yields and Rates. The following table presents the weighted average yields on interest-earning assets, the weighted average rates paid on interest-bearing liabilities, and the resultant interest rate spreads at the dates indicated. As previously discussed, the leverage strategy was not in place at September 30, 2019, 2018, and 2017, so the end of period yields/rates presented in the table below do not reflect the effects of this strategy. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yields/rates. The weighted average rate on FHLB borrowings includes the impact of interest rate swaps. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	At September 30,
	2019	2018	2017
Yield on:
Loans receivable	3.81%	3.74%	3.59%
MBS	2.67	2.57	2.28
Investment securities	2.11	2.05	1.33
FHLB stock	7.47	7.22	6.47
Cash and cash equivalents	1.80	2.19	1.25
Combined yield on interest-earning assets	3.64	3.57	3.32

Rate paid on:
Checking	0.06	0.05	0.04
Savings	0.05	0.07	0.24
Money market	0.70	0.47	0.24
Retail/business certificates	2.08	1.79	1.52
Wholesale certificates	2.29	1.89	1.28
Total deposits	1.29	1.06	0.89
FHLB borrowings	2.36	2.13	2.09
Other borrowings	2.53	3.10	2.94
Total borrowings	2.37	2.18	2.16
Combined rate paid on interest-bearing liabilities	1.60	1.39	1.28

Net interest rate spread	2.04	2.18	2.04

Average Balance Sheets. The following table presents the average balances of our assets, liabilities, and stockholders' equity, and the related weighted average yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated. For fiscal year 2017 information, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018. Weighted average yields are derived by dividing annual income by the average balance of the related assets, and weighted average rates are derived by dividing annual expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived from average daily balances. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yields/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	For the Year Ended September 30,
	2019			2018
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans	$6,681,441	$240,919	3.61%	$6,792,670	$239,274	3.52%
Commercial loans	701,771	34,810	4.90	318,915	13,852	4.29
Consumer loans	135,683	8,500	6.26	125,330	7,072	5.64
Total loans receivable(1)	7,518,895	284,229	3.77	7,236,915	260,198	3.60
MBS(2)	977,925	25,730	2.63	961,251	22,619	2.35
Investment securities(2)(3)	281,490	6,366	2.26	291,726	4,670	1.60
FHLB stock	106,057	7,823	7.38	163,307	10,962	6.71
Cash and cash equivalents(4)	251,015	5,806	2.28	1,514,625	23,443	1.53
Total interest-earning assets(1)(2)	9,135,382	329,954	3.61	10,167,824	321,892	3.16
Other non-interest-earning assets	385,803			313,902
Total assets	$9,521,185			$10,481,726

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$1,073,825	615	0.06	$888,076	334	0.04
Savings	342,617	197	0.06	369,833	1,465	0.40
Money market	1,255,001	8,861	0.71	1,192,027	4,532	0.38
Retail/business certificates	2,531,923	48,496	1.92	2,441,982	39,779	1.63
Wholesale certificates	369,282	8,032	2.18	414,107	6,515	1.57
Total deposits	5,572,648	66,201	1.19	5,306,025	52,625	0.99
FHLB borrowings(5)	2,337,468	54,391	2.31	3,558,032	67,120	1.88
Other borrowings	103,534	2,972	2.83	122,886	3,374	2.71
Total borrowings	2,441,002	57,363	2.34	3,680,918	70,494	1.90
Total interest-bearing liabilities	8,013,650	123,564	1.54	8,986,943	123,119	1.36
Other non-interest-bearing liabilities	149,156			129,749
Stockholders' equity	1,358,379			1,365,034
Total liabilities and stockholders' equity	$9,521,185			$10,481,726

Net interest income(6)		$206,390			$198,773
Net interest rate spread(7)(8)			2.07			1.80
Net interest-earning assets	$1,121,732			$1,180,881
Net interest margin(8)(9)			2.26			1.95
Ratio of interest-earning assets to interest-bearing liabilities			1.14x			1.13x

(1)
Balances are adjusted for unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent. Balances include loans receivable held-for-sale.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)	The average balance of investment securities includes an average balance of nontaxable securities of $21.6 million, and $24.9 million, for the years ended September 30, 2019 and 2018, respectively.

(4)
The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $150.7 million and $1.33 billion for the years ended September 30, 2019 and 2018, respectively.

(5)
Included in this line, for the years ended September 30, 2019 and 2018, respectively, are FHLB borrowings related to the leverage strategy with an average outstanding balance of $157.8 million and $1.39 billion, respectively, and interest paid of $3.9 million and $22.1 million, respectively, at a weighted average rate of 2.46% and 1.57%, respectively, and FHLB borrowings not related to the leverage strategy with an average outstanding balance of $2.18 billion and $2.17 billion, respectively, and interest paid of $50.5 million and $45.0 million, respectively, at a weighted average rate of 2.30% and 2.07%, respectively. The FHLB advance amounts and rates included in this line include the effect of interest rate swaps and are net of deferred prepayment penalties.

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

(8)
The table below provides a reconciliation between certain performance ratios presented in accordance with GAAP and the performance ratios excluding the effects of the leverage strategy, which are not presented in accordance with GAAP. Management believes it is important for comparability purposes to provide the performance ratios without the leverage strategy because of the unique nature of the leverage strategy. The leverage strategy reduces some of our performance ratios due to the amount of earnings associated with the transaction in comparison to the size of the transaction, while increasing our net income. The pre-tax yield on the leverage strategy was 0.03% and 0.15% for the years ended September 30, 2019 and 2018, respectively.

	For the Year Ended September 30,
	2019			2018
	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Net interest margin	2.26%	(0.04)%	2.30%	1.95%	(0.29)%	2.24%
Net interest rate spread	2.07	(0.03)	2.10	1.80	(0.26)	2.06

(9)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis. The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing fiscal years 2019 to 2018. For the comparison of fiscal years 2018 to 2017, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate, and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Year Ended September 30,
	2019 vs. 2018
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$14,735	$9,296	$24,031
MBS	398	2,713	3,111
Investment securities	(169)	1,865	1,696
FHLB stock	(4,139)	1,000	(3,139)
Cash and cash equivalents	(25,628)	7,991	(17,637)
Total interest-earning assets	(14,803)	22,865	8,062

Interest-bearing liabilities:
Checking	81	200	281
Savings	(100)	(1,168)	(1,268)
Money market	251	4,078	4,329
Certificates of deposit	742	9,492	10,234
FHLB borrowings	(26,065)	13,336	(12,729)
Other borrowings	(294)	(108)	(402)
Total interest-bearing liabilities	(25,385)	25,830	445

Net change in net interest income	$10,582	$(2,965)	$7,617

Comparison of Operating Results for the Years Ended September 30, 2019 and 2018
The Company recognized net income of $94.2 million, or $0.68 per share, for the current fiscal year compared to net income of $98.9 million, or $0.73 per share, for the prior fiscal year. The decrease in net income was due primarily to a $10.0 million increase in non-interest expense during the current year, partially offset by a $7.6 million increase in net interest income due primarily to higher yielding loans added in the acquisition of CCB. Additionally, income tax expense was $1.4 million higher in the current fiscal year due primarily to income tax adjustments required in the prior fiscal year with the enactment of the Tax Act in December 2017.

The net interest margin increased 31 basis points, from 1.95% for the prior fiscal year to 2.26% for the current fiscal year. When the leverage strategy is in place, it reduces the net interest margin due to the amount of earnings from the transaction in comparison to the size of the transaction. Excluding the effects of the leverage strategy, the net interest margin would have increased six basis points, from 2.24% for the prior fiscal year to 2.30% for the current fiscal year. The increase in the net interest margin excluding the effects of the leverage strategy was due mainly to the addition of higher yielding commercial loans in the CCB acquisition, partially offset by an increase in the cost of deposits.

Interest and Dividend Income
The weighted average yield on total interest-earning assets increased 45 basis points, from 3.16% for the prior fiscal year to 3.61% for the current fiscal year, while the average balance of interest-earning assets decreased $1.03 billion from the prior fiscal year. Absent the impact of the leverage strategy, the weighted average yield on total interest-earning assets would have increased 23 basis points, from 3.39% for the prior fiscal year to 3.62% for the current fiscal year, and the average balance of interest-earning assets would have increased $202.1 million. The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2019	2018	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$284,229	$260,198	$24,031	9.2%
MBS	25,730	22,619	3,111	13.8
FHLB stock	7,823	10,962	(3,139)	(28.6)
Investment securities	6,366	4,670	1,696	36.3
Cash and cash equivalents	5,806	23,443	(17,637)	(75.2)
Total interest and dividend income	$329,954	$321,892	$8,062	2.5

The increase in interest income on loans receivable was due to a $282.0 million increase in the average balance of the portfolio, as well as a 17 basis point increase in the weighted average yield on the portfolio to 3.77% for the current fiscal year. The increase in the average balance was due mainly to the acquisition of CCB. The increase in the weighted average yield was also due mainly to the addition of higher yielding loans associated with the CCB acquisition, legacy adjustable-rate loans repricing to higher market rates, and the origination and purchase of new loans at higher market rates.

The increase in interest income on the MBS portfolio was due to a 28 basis point increase in the weighted average yield on the portfolio to 2.63% for the current fiscal year, along with a $16.7 million increase in the average balance of the portfolio. The increase in the weighted average yield was due primarily to a decrease in the impact of net premium amortization, as well as adjustable-rate MBS repricing to higher market rates. Net premium amortization of $1.3 million during the current fiscal year decreased the weighted average yield on the portfolio by 13 basis points. During the prior fiscal year, $3.0 million of net premiums were amortized, which decreased the weighted average yield on the portfolio by 31 basis points. As of September 30, 2019, the remaining net balance of premiums on our portfolio of MBS was $2.3 million.

The decrease in dividend income on FHLB stock was due to a decrease in the average balance of FHLB stock as a result of the leverage strategy being in place for a shorter period of time during the current fiscal year as compared to the prior fiscal year. This was partially offset by a higher dividend rate on FHLB stock during the current fiscal year.

The increase in interest income on the investment securities portfolio was due to a 66 basis point increase in the weighted average yield on the portfolio to 2.26%. The increase in the weighted average yield was primarily a result of replacing maturing securities at higher market rates.

The cash and cash equivalents line item in the table above includes interest income associated and not associated with the leverage strategy. Interest income on cash and cash equivalents not related to the leverage strategy decreased $705 thousand from the prior fiscal year due to an $86.8 million decrease in the average balance, partially offset by a 68 basis point increase in the weighted average yield. Interest income on cash associated with the leverage strategy decreased $16.9 million from the prior fiscal year due to a $1.18 billion decrease in the average balance, as the leverage strategy was in place for a shorter period of time during the current fiscal year.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities increased 18 basis points, from 1.36% for the prior fiscal year to 1.54% for the current fiscal year, while the average balance of interest-bearing liabilities decreased $973.3 million from the prior fiscal year. Absent the impact of the leverage strategy, the weighted average rate paid on total interest-bearing liabilities would have increased 19 basis points, from 1.33% for the prior fiscal year to 1.52% for the current fiscal year, and the average balance of interest-bearing liabilities would have increased $263.2 million. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2019	2018	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$66,201	$52,625	$13,576	25.8%
FHLB borrowings	54,391	67,120	(12,729)	(19.0)
Other borrowings	2,972	3,374	(402)	(11.9)
Total interest expense	$123,564	$123,119	$445	0.4

The increase in interest expense on deposits was due primarily to a 20 basis point increase in the weighted average rate, to 1.19% for the current fiscal year. The deposit accounts assumed in the CCB acquisition were at a lower average rate than our legacy deposit portfolio rate and our overall deposit portfolio rate, which partially offset the increase in the deposit portfolio rate in the current fiscal year. The increase in the weighted average rate was due primarily to increases in the average retail/business certificate of deposit portfolio rate and money market portfolio rate, which increased 29 basis points and 33 basis points, respectively, as market interest rates increased throughout both years. Additionally, late in the third quarter of the current fiscal year, the Bank increased offered rates on short-term and certain intermediate-term certificates of deposit in an effort to encourage customers to move funds to those terms and during the fourth quarter of the current fiscal year the Bank ran an unTraditional campaign resulting in growth in the short-term and certain intermediate-term certificates of deposit.

The FHLB borrowings line item in the table above includes interest expense associated and not associated with the leverage strategy. Interest expense on FHLB borrowings not related to the leverage strategy increased $5.5 million from the prior fiscal year due to a 23 basis point increase in the weighted average rate paid, to 2.30% for the current fiscal year, and a $14.0 million increase in the average balance of the portfolio. The increase in the weighted average rate paid was due primarily to certain maturing advances being replaced at higher effective market interest rates. Interest expense on FHLB borrowings associated with the leverage strategy decreased $18.2 million from the prior fiscal year due to the leverage strategy being in place for a shorter period of time during the current fiscal year.

The decrease in interest expense on other borrowings was due mainly to the maturity of a $100.0 million repurchase agreement during the prior fiscal year, which was not replaced with a new repurchase agreement.

Provision for Credit Losses
The Bank recorded a provision for credit losses during the current fiscal year of $750 thousand, compared to no provision for credit losses during the prior fiscal year. The $750 thousand provision for credit losses in the current fiscal year is due primarily to commercial loan activities during the current fiscal year, specifically the classification of a large commercial loan as special mention, commercial loan growth and funding, certain commercial loans that renewed since being obtained in the CCB acquisition and are now in the Bank's ACL model, and commercial loan charge-offs.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2019	2018	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$12,740	$15,636	$(2,896)	(18.5)%
Income from bank-owned life insurance ("BOLI")	2,432	1,875	557	29.7
Other non-interest income	6,786	4,524	2,262	50.0
Total non-interest income	$21,958	$22,035	$(77)	(0.3)

The decrease in deposit service fees was due mainly to a change in the presentation of interchange network charges related to the adoption of a new revenue recognition accounting standard during the current fiscal year. Previously, interchange network charges were reported in deposit and loan expense. As a result of the adoption of the new revenue recognition accounting standard on October 1, 2018, interchange transaction fee income is now reported net of interchange network charges, which totaled $3.4 million during the current fiscal year and $3.0 million during the prior fiscal year.

The increase in income from BOLI was due primarily to a one-time adjustment during the prior fiscal year to the benchmark rate associated with one of the policies which reduced income from BOLI during that period, as well as to an increase in income related to policies acquired in the CCB acquisition.

The increase in other non-interest income was due mainly to revenues from the trust asset management operations obtained in the CCB acquisition, commercial loan fee related income, insurance commission income, and income related to the collateral pledged by the Bank on its interest rate swap agreements.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2019	2018	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$53,145	$46,563	$6,582	14.1%
Information technology and related expense	17,615	13,999	3,616	25.8
Occupancy, net	13,032	11,455	1,577	13.8
Regulatory and outside services	5,813	5,709	104	1.8
Advertising and promotional	5,244	5,034	210	4.2
Deposit and loan transaction costs	2,478	5,621	(3,143)	(55.9)
Office supplies and related expense	2,439	1,888	551	29.2
Federal insurance premium	1,172	3,277	(2,105)	(64.2)
Other non-interest expense	6,006	3,356	2,650	79.0
Total non-interest expense	$106,944	$96,902	$10,042	10.4

The increase in salaries and employee benefits was due primarily to expense related to retained CCB employees. Management anticipates salaries and employee benefits will be approximately $4.0 million higher in fiscal year 2020 due primarily to an increase in staffing for commercial banking activities and related back office functions, along with an increase in information technology staff. The $4.0 million increase is expected to be approximately $1.2 million in each of the second and third quarters and $1.6 million in the fourth quarter. The increase in information technology and related expense was due mainly to an increase in software licensing fees and costs related to the integration of CCB operations. The increase in occupancy, net was due primarily to expenses related to properties acquired in the CCB acquisition. The decrease in deposit and loan transaction costs was due mainly to the adoption of the new revenue recognition standard discussed above. The increase in office supplies and related expense was due primarily to costs related to the integration of CCB customers and operations. The decrease in the federal insurance premium was due mainly to the Bank receiving a credit from the FDIC as a result of the FDIC deposit insurance fund ratio reaching 1.40%. Pursuant to regulatory guidance, once the insurance fund exceeds 1.38% of insured deposits, deposit insurance assessment credits are allocated to banks with less than $10 billion in assets, to compensate for premiums previously paid that contributed to growth of the fund past 1.15%. These credits will continue to offset the Bank's premium assessments as long as the insurance fund ratio remains above 1.38% of insured deposits and the Bank still has a remaining credit balance. As of September 30, 2019, the Bank had a remaining credit of $1.6 million. The increase in other non-interest expense was due primarily to amortization of deposit intangibles associated with the acquisition of CCB. Management anticipates other non-interest expense may increase in the first quarter of fiscal year 2020 due primarily to a potential $400 thousand write-down of an OREO property that was added in the CCB acquisition, related to an offer received on this property subsequent to September 30, 2019.

The Company's efficiency ratio was 46.83% for the current fiscal year compared to 43.89% for the prior fiscal year. The change in the efficiency ratio was due to higher non-interest expense in the current fiscal year compared to the prior fiscal year. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A lower value indicates that the financial institution is generating revenue with a proportionally lower level of expense.

Income Tax Expense
Income tax expense was $26.4 million for the current fiscal year compared to $25.0 million for the prior fiscal year. The effective tax rate was 21.9% for the current fiscal year compared to 20.2% for the prior fiscal year. The increase in the effective tax rate compared to the prior year was due mainly to the enactment of the Tax Act in the prior fiscal year. In accordance with GAAP, the Company revalued its deferred tax assets and liabilities in December 2017 to account for the lower corporate tax rate which reduced income tax expense by $7.5 million. This benefit was partially offset, when comparing the two fiscal years, as the Company was required to apply a blended statutory federal tax rate, because we have a fiscal year end of September 30, of 24.5% in the prior fiscal year compared to 21% in the current fiscal year. Additionally, the tax credit benefits associated with the Company's low income housing partnership investments were higher in the current fiscal year compared to the prior fiscal year, which contributed to a reduction in the current year effective income tax compared to the prior fiscal year. Management anticipates the effective income tax rate for fiscal year 2020 will be approximately 21% to 22%.

Comparison of Operating Results for the Years Ended September 30, 2018 and 2017
For this discussion, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Operating Results for the Years Ended September 30, 2018 and 2017" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

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

If management observes a trend in the amount and frequency of line of credit utilization and/or short-term borrowings that is not in conjunction with a planned strategy, such as the leverage strategy, the Bank will likely utilize long-term wholesale borrowing sources such as FHLB advances and/or repurchase agreements to provide long-term, fixed-rate funding. The maturities of these long-term borrowings are generally staggered in order to mitigate the risk of a highly negative cash flow position at maturity. The Bank's internal policy limits total borrowings to 55% of total assets. At September 30, 2019, the Bank had total borrowings, at par, of $2.24 billion, or approximately 24% of total assets.

The amount of FHLB borrowings outstanding at September 30, 2019 was $2.14 billion, of which $990.0 million were advances scheduled to mature in the next 12 months, including $640.0 million of one-year floating-rate FHLB advances tied to interest rate swaps. All FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB. At September 30, 2019, the ratio of the par value of the Bank's FHLB borrowings to Call Report total assets was 23%. When the full leverage strategy is in place, FHLB borrowings may be in excess of 40% of the Bank's Call Report total assets, and may be in excess of 40% as long as the Bank continues its leverage strategy and FHLB senior management continues to approve the Bank's borrowing limit being in excess of 40% of Call Report total assets. All or a portion of the FHLB borrowings in conjunction with the leverage strategy can be repaid at any point in time while the strategy is in effect, if necessary or desired.

At September 30, 2019, the Bank had repurchase agreements of $100.0 million, or approximately 1% of total assets, all of which were scheduled to mature in the next 12 months. The Bank may enter into additional repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to the total borrowings limit of 55% as discussed above. The Bank has pledged securities with an estimated fair value of $108.3 million as collateral for repurchase agreements as of September 30, 2019. The securities pledged for the repurchase agreements will be delivered back to the Bank when the repurchase agreements mature.

The Bank could utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At September 30, 2019, the Bank had $708.8 million of securities that were eligible but unused as collateral for borrowing or other liquidity needs.

The Bank has access to other sources of funds for liquidity purposes, such as brokered and public unit certificates of deposit. As of September 30, 2019, the Bank's policy allowed for combined brokered and public unit certificates of deposit up to 15% of total deposits. At September 30, 2019, the Bank did not have any brokered certificates of deposit and public unit certificates of deposit were approximately 5% of total deposits. The Bank had pledged securities with an estimated fair value of $381.1 million as collateral for public unit certificates of deposit at September 30, 2019. The securities pledged as collateral for public unit certificates of deposit are held under joint custody with FHLB and generally will be released upon deposit maturity.

At September 30, 2019, $1.51 billion of the Bank's certificate of deposit portfolio was scheduled to mature within the next 12 months, including $260.0 million of public unit certificates of deposit. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products at the prevailing rate, although no assurance can be given in this regard.  We also anticipate the majority of the maturing public unit certificates of deposit will be replaced with similar wholesale funding products.

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

The following table presents the contractual maturities of our loan, MBS, and investment securities portfolios at September 30, 2019, along with associated weighted average yields. Loans and securities which have adjustable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses. As of September 30, 2019, the amortized cost of investment securities in our portfolio which are callable or have pre-refunding dates within one year was $230.8 million.

	Loans(1)		MBS		Investment Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Amounts due:
Within one year	$238,884	4.82%	$159	4.10%	$57,633	1.53%	$296,676	4.18%

After one year:
Over one to two years	125,155	4.23	13,886	2.68	79,376	2.13	218,417	3.37
Over two to three years	75,036	4.59	3,983	3.33	55,987	2.29	135,006	3.60
Over three to five years	125,688	4.74	67,795	1.66	75,380	2.40	268,863	3.31
Over five to ten years	658,678	3.74	359,492	2.38	—	—	1,018,170	3.26
Over ten to fifteen years	1,224,498	3.63	193,524	3.14	—	—	1,418,022	3.56
After fifteen years	4,964,534	3.77	297,648	2.93	—	—	5,262,182	3.72
Total due after one year	7,173,589	3.78	936,328	2.67	210,743	2.27	8,320,660	3.61

	$7,412,473	3.81	$936,487	2.67	$268,376	2.11	$8,617,336	3.63

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

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action. As of September 30, 2019, the Bank and Company exceeded all regulatory capital requirements. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 14. Regulatory Capital Requirements" for additional information related to regulatory capital.

The following table presents a reconciliation of equity under GAAP to regulatory capital amounts, as of September 30, 2019, for the Bank and the Company (dollars in thousands):

	Bank	Company
Total equity as reported under GAAP	$1,168,986	$1,336,326
AOCI	14,899	14,899
Goodwill and other intangibles, net of deferred tax liabilities	(14,848)	(14,848)
Total tier 1 capital	1,169,037	1,336,377
ACL	9,226	9,226
Total capital	$1,178,263	$1,345,603

Off-Balance Sheet Arrangements, Commitments and Contractual Obligations

The following table summarizes our contractual obligations, along with associated weighted average contractual rates as of September 30, 2019.

		Maturity Range
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
	(Dollars in thousands)
Operating leases	$6,236	$1,298	$2,256	$1,567	$1,115

Certificates of deposit	$2,987,625	$1,505,837	$1,124,342	$356,839	$607
Rate	2.10%	1.98%	2.14%	2.46%	2.15%

FHLB advances	$2,040,000	$990,000	$750,000	$300,000	$—
Rate	2.23%	2.15%	2.26%	2.45%	—%

Repurchase agreements	$100,000	$100,000	$—	$—	$—
Rate	2.53%	2.53%	—%	—%	—%

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of customers. These financial instruments consist primarily of commitments to originate, purchase, or participate in loans or fund lines of credit, along with standby letters of credit. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of an underlying contract with a third party. The credit risks associated with these off-balance-sheet commitments are essentially the same as those involved with extending loans to customers and these commitments are subject to normal credit policies. The contractual amounts of these off-balance sheet financial instruments as of September 30, 2019 were as follows (dollars in thousands):

Commitments to originate and purchase/participate in loans	$230,996
Commitments to fund unused lines of credit	265,226
Standby letters of credit	1,248
Total	$497,470

It is expected that some of the commitments will expire unfunded; therefore, the amounts reflected in the table above are not necessarily indicative of future liquidity requirements. Additionally, the Bank is not obligated to honor commitments to fund unused lines of credit if a customer is delinquent or otherwise in violation of the loan agreement.

The Company has investments in several low income housing partnerships. These partnerships supply funds for the construction and operation of apartment complexes that provide affordable housing to that segment of the population with lower family income. If these developments successfully attract a specified percentage of residents falling in that lower income range, federal income tax credits are made available to the partners. The tax credits are normally recognized over ten years, and they play an important part in the anticipated yield from these investments. In order to continue receiving the tax credits each year over the life of the partnership, the low-income residency targets must be maintained. Under the terms of the partnership agreements, the Company has a commitment to fund a specified amount that will be due in installments over the life of the agreements. The majority of the commitments at September 30, 2019 are projected to be funded through the end of calendar year 2021. At September 30, 2019, the investments totaled $82.6 million and are included in other assets in the consolidated balance sheet. Unfunded commitments, which are recorded as liabilities, totaled $40.0 million at September 30, 2019.

We anticipate we will continue to have sufficient funds, through repayments and maturities of loans and securities, deposits and borrowings, to meet our current commitments.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company's consolidated financial statements for the year ended September 30, 2019, or future periods.

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

On a weekly basis, management reviews deposit flows, loan demand, cash levels, and changes in several market rates to assess all pricing strategies. The Bank's pricing strategy for first mortgage loan products includes setting interest rates based on secondary market prices and competitor pricing for our local and correspondent lending markets. Pricing for commercial loans is generally based on competitor pricing and the credit risk of the borrower with consideration given to the overall relationship of the borrower. Generally, deposit pricing is based upon a survey of competitors in the Bank's market areas, and the need to attract funding and retain maturing deposits. The majority of our loans are fixed-rate products with maturities up to 30 years, while the majority of our retail deposits have stated maturities or repricing dates of less than two years.

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

The shape of the yield curve also has an impact on our net interest income and, therefore, the Bank's net interest margin. Historically, the Bank has benefited from a steeper yield curve as the Bank's mortgage loans are generally priced off of long-term rates while deposits are priced off of short-term rates. A steeper yield curve (one with a greater difference between short-term rates and long-term rates) allows the Bank to receive a higher rate of interest on its new mortgage-related assets relative to the rate paid for the funding of those assets, which generally results in a higher net interest margin. As the yield curve flattens or becomes inverted, the spread between rates received on assets and paid on liabilities becomes compressed, which generally leads to a decrease in net interest margin.

General assumptions used by management to evaluate the sensitivity of our financial performance to changes in interest rates presented in the tables below are utilized in, and set forth under, the gap table and related notes. Although management finds these assumptions reasonable, the interest rate sensitivity of our assets and liabilities and the estimated effects of changes in interest rates on our net interest income and MVPE indicated in the below tables could vary substantially if different assumptions were used or actual experience differs from these assumptions. To illustrate this point, the projected cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities within the next 12 months as a percent of total assets ("one-year gap") is also provided for an up 200 basis point scenario, as of September 30, 2019.
Qualitative Disclosure about Market Risk

At September 30, 2019, the Bank's gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $487.4 million, or 5.22% of total assets, compared to $(14.9) million, or (0.16)% of total assets, at September 30, 2018. The increase in the one-year gap amount was due primarily to lower interest rates as of September 30, 2019 compared to September 30, 2018, as well as an increase in the amount of cash held at September 30, 2019 compared to September 30, 2018. As interest rates fall, borrowers have more economic incentive to refinance their mortgages and agency debt issuers have more economic incentive or opportunity to exercise their call options in order to issue new debt at lower interest rates, resulting in higher projected cash flows on these assets.

The majority of interest-earning assets anticipated to reprice in the coming year are repayments and prepayments on one- to four-family loans and MBS, both of which include the option to prepay without a fee being paid by the contract holder. The amount of interest-bearing liabilities expected to reprice in a given period is not typically impacted significantly by changes in interest rates because the Bank's borrowings and certificate of deposit portfolios have contractual maturities and generally cannot be terminated early without a prepayment penalty. If interest rates were to increase 200 basis points, as of September 30, 2019, the Bank's one-year gap is projected to be $(361.8) million, or (3.87)% of total assets. The decrease in the gap compared to when there is no change in rates is due to lower anticipated cash flows in the higher rate environment. This compares to a one-year gap of $(394.8) million, or (4.18)% of total assets, if interest rates were to have increased 200 basis points as of September 30, 2018.

During the current fiscal year, loan repayments totaled $1.23 billion and cash flows from the securities portfolio totaled $524.9 million. The majority of these cash flows were reinvested into new loans and securities at current market interest rates. Total cash flows from term liabilities that matured and repriced into current market interest rates during the current fiscal year were $2.28 billion, including $875.0 million in FHLB borrowings. These offsetting cash flows allow the Bank to manage its interest rate risk and gap position more precisely than if the Bank did not have offsetting cash flows due to its mix of assets or maturity structure of liabilities.

The Bank primarily uses long-term fixed-rate borrowings with no embedded options to lengthen the average life of the Bank's liabilities. The fixed-rate characteristics of these borrowings lock-in the cost until maturity and thus decrease the amount of liabilities repricing as interest rates move higher compared to funding with lower-cost short-term borrowings. These borrowings are laddered in order to prevent large amounts of liabilities repricing in any one period. The WAL of the Bank's term borrowings as of September 30, 2019 was 1.4 years. However, including the impact of interest rate swaps related to $640.0 million of adjustable-rate FHLB advances, the WAL of the Bank's term borrowings as of September 30, 2019 was 2.6 years. The interest rate swaps effectively convert the adjustable-rate borrowings into long-term, fixed-rate liabilities.

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

In addition to these wholesale strategies, the Bank has sought to increase non-maturity deposits. Non-maturity deposits are expected to reduce the risk of higher interest rates because their interest rates are not expected to increase significantly as market interest rates rise. Specifically, checking accounts and savings accounts have had minimal interest rate fluctuations throughout historical interest rate cycles, though no assurance can be given that this will be the case in future interest rate cycles. The balances and rates of these accounts have historically tended to remain very stable over time, giving them the characteristic of long-term liabilities. The Bank uses historical data pertaining to these accounts to estimate their future balances.

Over the last few years, the Bank has priced long-term certificates of deposit more aggressively than short-term certificates of deposit with the goal of giving customers incentive to move funds into longer-term certificates of deposit when interest rates were lower. Like non-maturity deposits, longer-term certificates of deposit are expected to reduce the risk of higher interest rates when market interest rates rise. More recently, the Bank began pricing short-term certificates of deposit more aggressively as the Bank reduces its usage of public unit certificates of deposit, which are generally large dollar, short-term funds. This strategy is intended to allow the Bank to more quickly reprice certificate of deposit funds lower, as it has been management's expectation that short-term interest rates would decrease. Additionally, as we expand the commercial banking business, we expect to have the ability to obtain lower-costing commercial deposits, which could be used to reduce the cost of funds by replacing FHLB borrowings and wholesale deposits.

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

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$1,944,038	$2,204,973	$1,292,009	$1,965,180	$7,406,200
Securities(2)	628,960	319,021	135,423	108,051	1,191,455
Other interest-earning assets	198,688	—	—	—	198,688
Total interest-earning assets	2,771,686	2,523,994	1,427,432	2,073,231	8,796,343

Interest-bearing liabilities:
Non-maturity deposits(3)	227,765	327,370	257,021	1,908,406	2,720,562
Certificates of deposit	1,507,319	1,123,151	356,684	471	2,987,625
Borrowings(4)	550,000	925,000	565,000	239,971	2,279,971
Total interest-bearing liabilities	2,285,084	2,375,521	1,178,705	2,148,848	7,988,158

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$486,602	$148,473	$248,727	$(75,617)	$808,185

Cumulative excess of interest-earning assets over
interest-bearing liabilities	$486,602	$635,075	$883,802	$808,185

Cumulative (deficiency) excess of interest-earning assets over interest-bearing liabilities as a percent of total Bank assets at:
September 30, 2019	5.21%	6.80%	9.46%	8.65%
September 30, 2018	(0.16)

Cumulative one-year gap - interest rates +200 bps at:
September 30, 2019	(3.88)
September 30, 2018	(4.18)

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

(2)
MBS reflect projected prepayments at amortized cost. Investment securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of September 30, 2019, at amortized cost.

(3)
Although the Bank's checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts is based on assumptions developed from our actual experiences with these accounts. If all of the Bank's checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $2.01 billion, for a cumulative one-year gap of (21.5)% of total assets.

(4)
Borrowings exclude deferred prepayment penalty costs. Included in this line are $640.0 million of FHLB adjustable-rate advances with interest rate swaps. The repricing for these liabilities is projected to occur at the maturity date of each interest rate swap.

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

Change	Net Interest Income At September 30,
(in Basis Points)	2019			2018
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100 bp	$186,080	$(7,249)	(3.75)%	$201,434	$1,221	0.61%
000 bp	193,329	—	—	200,213	—	—
+100 bp	194,093	764	0.40	196,272	(3,941)	(1.97)
+200 bp	192,111	(1,218)	(0.63)	190,872	(9,341)	(4.67)
+300 bp	188,752	(4,577)	(2.37)	184,603	(15,610)	(7.80)

(1)	Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The net interest income projection was lower in the base case scenario at September 30, 2019 compared to September 30, 2018 due mainly to lower market interest rates at September 30, 2019 as assets are expected to reprice lower at a faster pace than liabilities over the one-year horizon. The Bank's one-year gap amount was positive at September 30, 2019. Therefore, as market interest rates rise in the +100 basis point scenario, the Bank's assets are projected to reprice higher at a faster pace than liabilities, resulting in a higher net interest income projection in this scenario. However, as interest rates rise, the one-year gap will eventually become negative due to a reduction in cash flows from the Bank's mortgage-related assets and callable agency debentures. Therefore, as interest rates move higher in the +200 and +300 basis point scenarios, liabilities are projected to reprice to higher interest rates at a faster pace than assets and have a negative impact to the Bank's net interest income projection.

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

Change	Market Value of Portfolio Equity At September 30,
(in Basis Points)	2019			2018
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100 bp	$1,203,351	$(80,078)	(6.24)%	$1,498,631	$53,683	3.72%
000 bp	1,283,429	—	—	1,444,948	—	—
+100 bp	1,286,446	3,017	0.24	1,281,910	(163,038)	(11.28)
+200 bp	1,162,151	(121,278)	(9.45)	1,087,644	(357,304)	(24.73)
+300 bp	992,060	(291,369)	(22.70)	888,611	(556,337)	(38.50)

(1)	Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

At September 30, 2019, the average life of the Bank's mortgage-related assets was shorter than that of the Bank's long-term borrowings and core deposits due to the low level of interest rates. Because of the low level of interest rates at September 30, 2019, prepayment projections for mortgage-related assets and call projections for callable agency debentures were high, thereby significantly reducing the average life of these assets by increasing near-term cash flows. As interest rates rise, the market values of the Bank's financial liabilities decrease at a faster pace than those of its assets. As a result, the Bank's MVPE increases in the +100 basis point interest rate environment. As interest rates move higher in the +200 and +300 basis point interest rate environments, prepayment projections for mortgage-related assets, in general, are expected to decrease significantly and reduce near-term cash flows. As interest rates rise to these levels, projected prepayments would likely only be realized through changes in borrowers' lives such as divorce, death, job-related relocations, or other life-changing events, resulting in an increase in the average life of these assets. Call projections for the Bank's callable agency debentures would also decrease significantly as interest rates rise to these levels, which would cause the cash flows from these assets to move toward their contractual maturity dates. The longer expected average lives of these assets, relative to the assumptions in the base case environment, increase their sensitivity to changes in interest rates. As a result, the Bank's sensitivity to rising interest rates increases to such a point that that expected decrease in the market value of the Bank's financial assets more than offsets the decrease in the market value of its financial liabilities, resulting in a decrease in the MVPE in these interest rate environments.

The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates for our interest-earning assets and interest-bearing liabilities as of September 30, 2019. Yields presented for interest-earning assets include the amortization of fees, costs, premiums and discounts, which are considered adjustments to the yield. The interest rate presented for term borrowings is the effective rate, which includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The WAL presented for term borrowings includes the effect of interest rate swaps. The maturity and repricing terms presented for one- to four-family loans represent the contractual terms of the loan.

	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Investment securities	$268,376	2.11%	0.7	22.3%	3.0%
MBS - fixed	632,787	2.46	3.0	52.5	7.1
MBS - adjustable	303,700	3.10	2.4	25.2	3.4
Total securities	1,204,863	2.54	2.3	100.0%	13.5
Loans receivable:
Fixed-rate one- to four-family:
<= 15 years	1,024,314	3.13	3.6	13.8%	11.5
> 15 years	4,423,504	3.88	5.2	59.7	49.5
Fixed-rate commercial	450,577	4.52	3.1	6.1	5.0
All other fixed-rate loans	53,241	5.08	3.3	0.7	0.6
Total fixed-rate loans	5,951,636	3.81	4.8	80.3	66.6
Adjustable-rate one- to four-family:
<= 36 months	215,764	2.49	2.7	2.9	2.4
> 36 months	812,493	3.36	2.2	11.0	9.1
Adjustable-rate commercial	317,293	5.13	6.9	4.3	3.5
All other adjustable-rate loans	115,287	5.84	1.6	1.5	1.3
Total adjustable-rate loans	1,460,837	3.81	3.2	19.7	16.3
Total loans receivable	7,412,473	3.81	4.4	100.0%	82.9
FHLB stock	98,456	7.47	1.4		1.1
Cash and cash equivalents	220,370	1.80	—		2.5
Total interest-earning assets	$8,936,162	3.64	4.0		100.0%

Non-maturity deposits	$2,594,242	0.35	14.2	46.5%	33.2%
Retail/business certificates of deposit	2,692,770	2.08	1.5	48.2	34.4
Public unit certificates of deposit	294,855	2.29	0.5	5.3	3.8
Total deposits	5,581,867	1.29	7.3	100.0%	71.4
Term borrowings	2,140,000	2.38	2.6	95.5%	27.3
FHLB line of credit	100,000	2.20	—	4.5	1.3
Total borrowings	2,240,000	2.37	2.5	100.0%	28.6
Total interest-bearing liabilities	$7,821,867	1.60	5.9		100.0%

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Capitol Federal Financial, Inc. and subsidiary

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Capitol Federal Financial, Inc. and subsidiary (the "Company") as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2019, of the Company and our report dated November 27, 2019, expressed an unqualified opinion on those financial statements.

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
November 27, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Capitol Federal Financial, Inc. and subsidiary

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Capitol Federal Financial, Inc. and subsidiary (the "Company") as of September 30, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended September 30, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 27, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses - Refer to Notes 1 and 5 to the financial statements

Critical Audit Matter Description

Management's methodology for assessing the appropriateness of the allowance for credit losses (ACL) consists of a formula analysis model, along with analyzing and considering several other relevant internal and external factors. In the formula analysis model, historical loss factors, as adjusted, are applied to each loan category and qualitative loss factors are applied to reflect risks inherent in each loan category that are not captured by the historical loss factors. Management reviews the loss factors quarterly to assess whether the factors adequately cover probable and estimable losses inherent in the loan portfolio. Management also analyzes and considers several other relevant internal and external factors, including the trend and composition of delinquent loans and nonperforming loans, trends in foreclosed property transactions and charge-off activity, the current status and trends of local and national employment levels, trends and current conditions in the housing markets, loan growth and concentrations, and industry and peer charge-off and ACL information, among other considerations. Based on management's review of these data elements, they evaluate the reasonableness of the ACL on an ongoing basis and whether any changes need to be made to the Bank's ACL methodology.

Given the significant amount of judgment required by management when considering the relevant data elements, performing audit procedures to evaluate the reasonableness of the estimated ACL required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the ACL formula analysis model included the following, among others:

•	We tested the effectiveness of controls over the Company's ACL formula analysis model inclusive of the controls over loan charge-off activity and management's review of the adequacy of the ACL.

•	We tested the classification and appropriate segregation of loan categories based on certain risk characteristics in order to evaluate the application of the relevant data elements.

•	We evaluated the appropriateness and relevance of the data elements by comparing to relevant internal and external sources.

•	We tested the mathematical accuracy of (i) the historical charge-off activity, (ii) the quantitative measures of the qualitative loss factors, and (iii) the formula analysis model calculations.

•	We evaluated analytics, trends, and peer analyses of the overall ACL formula analysis model to assess for reasonableness.

Kansas City, Missouri
November 27, 2019

We have served as the Company's auditor since 1974.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2019 and 2018 (Dollars in thousands, except per share amounts)

	2019	2018
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $198,809 and $122,733)	$220,370	$139,055
Securities:
Available-for-sale ("AFS"), at estimated fair value (amortized cost of $1,191,455 and $718,564)	1,204,863	714,614
Held-to-maturity ("HTM"), at amortized cost (estimated fair value of $0 and $601,071)	—	612,318
Loans receivable, net (allowance for credit losses ("ACL") of $9,226 and $8,463)	7,416,747	7,514,485
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	98,456	99,726
Premises and equipment, net	96,784	96,005
Income taxes receivable, net	2	2,177
Other assets	302,796	271,167
TOTAL ASSETS	$9,340,018	$9,449,547

LIABILITIES:
Deposits	$5,581,867	$5,603,354
FHLB borrowings	2,139,989	2,174,981
Other borrowings	100,000	110,052
Advance payments by borrowers for taxes and insurance	65,686	65,264
Deferred income tax liabilities, net	14,282	21,253
Accounts payable and accrued expenses	101,868	83,021
Total liabilities	8,003,692	8,057,925

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 141,440,030 and 141,225,516
shares issued and outstanding as of September 30, 2019 and 2018, respectively	1,414	1,412
Additional paid-in capital	1,210,226	1,207,644
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(34,692)	(36,343)
Retained earnings	174,277	214,569
Accumulated other comprehensive (loss) income ("AOCI"), net of tax	(14,899)	4,340
Total stockholders' equity	1,336,326	1,391,622
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,340,018	$9,449,547

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 2019, 2018, and 2017 (Dollars in thousands, except per share amounts)

	2019	2018	2017
INTEREST AND DIVIDEND INCOME:
Loans receivable	$284,229	$260,198	$253,393
Mortgage-backed securities ("MBS")	25,730	22,619	23,809
FHLB stock	7,823	10,962	12,233
Investment securities	6,366	4,670	4,362
Cash and cash equivalents	5,806	23,443	19,389
Total interest and dividend income	329,954	321,892	313,186
INTEREST EXPENSE:
Deposits	66,201	52,625	42,968
FHLB borrowings	54,391	67,120	68,871
Other borrowings	2,972	3,374	5,965
Total interest expense	123,564	123,119	117,804
NET INTEREST INCOME	206,390	198,773	195,382
PROVISION FOR CREDIT LOSSES	750	—	—
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	205,640	198,773	195,382
NON-INTEREST INCOME:
Deposit service fees	12,740	15,636	15,053
Income from bank-owned life insurance ("BOLI")	2,432	1,875	2,233
Other non-interest income	6,786	4,524	4,910
Total non-interest income	21,958	22,035	22,196
NON-INTEREST EXPENSE:
Salaries and employee benefits	53,145	46,563	43,437
Information technology and related expense	17,615	13,999	11,282
Occupancy, net	13,032	11,455	10,814
Regulatory and outside services	5,813	5,709	5,821
Advertising and promotional	5,244	5,034	4,673
Deposit and loan transaction costs	2,478	5,621	5,284
Office supplies and related expense	2,439	1,888	1,981
Federal insurance premium	1,172	3,277	3,539
Other non-interest expense	6,006	3,356	2,827
Total non-interest expense	106,944	96,902	89,658
INCOME BEFORE INCOME TAX EXPENSE	120,654	123,906	127,920
INCOME TAX EXPENSE	26,411	24,979	43,783
NET INCOME	$94,243	$98,927	$84,137

Basic earnings per share ("EPS")	$0.68	$0.73	$0.63
Diluted EPS	$0.68	$0.73	$0.63

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED SEPTEMBER 30, 2019, 2018, and 2017 (Dollars in thousands)

	2019	2018	2017
Net income	$94,243	$98,927	$84,137
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on AFS securities arising during the period,
net of taxes of $(3,468), $2,499, and $1,595	10,804	(6,741)	(2,625)
Unrealized gains on securities reclassified from HTM to AFS
during the period, net of taxes of $(750), $0, and $0	2,336	—	—
Changes in unrealized gains (losses) on cash flow hedges,
net of taxes of $10,394, $(2,785), and $226	(32,379)	7,496	(372)
Comprehensive income	$75,004	$99,682	$81,140

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2019, 2018, and 2017 (Dollars in thousands, except per share amounts)

		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at September 30, 2016	$1,375	$1,156,855	$(39,647)	$268,466	$5,915	$1,392,964
Net income, fiscal year 2017				84,137		84,137
Other comprehensive loss, net of tax					(2,997)	(2,997)
ESOP activity		784	1,652			2,436
Restricted stock activity, net		57				57
Stock-based compensation		506				506
Stock options exercised	7	9,166				9,173
Cash dividends to stockholders ($0.88 per share)				(117,963)		(117,963)
Balance at September 30, 2017	1,382	1,167,368	(37,995)	234,640	2,918	1,368,313

Net income, fiscal year 2018				98,927		98,927
Other comprehensive income, net of tax					755	755
Reclassification of certain tax effects related to adopting Accounting Standards Update ("ASU") 2018-02				(667)	667	—
Cumulative effect of adopting ASU 2016-09		19		(19)		—
Capital City Bancshares, Inc. ("CCB") acquisition	30	39,083				39,113
ESOP activity		541	1,652			2,193
Stock-based compensation		372				372
Stock options exercised		261				261
Cash dividends to stockholders ($0.88 per share)				(118,312)		(118,312)
Balance at September 30, 2018	1,412	1,207,644	(36,343)	214,569	4,340	1,391,622

Net income, fiscal year 2019				94,243		94,243
Other comprehensive loss, net of tax					(19,239)	(19,239)
Cumulative effect of adopting ASU 2014-09				394		394
ESOP activity		549	1,651			2,200
Restricted stock activity, net	1	(3)				(2)
Stock-based compensation		552				552
Stock options exercised	1	1,484				1,485
Cash dividends to stockholders ($0.98 per share)				(134,929)		(134,929)
Balance at September 30, 2019	$1,414	$1,210,226	$(34,692)	$174,277	$(14,899)	$1,336,326

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2019, 2018, and 2017 (Dollars in thousands)

	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$94,243	$98,927	$84,137
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(7,823)	(10,962)	(12,233)
Provision for credit losses	750	—	—
Originations of loans receivable held-for-sale ("LHFS")	—	(777)	—
Proceeds from sales of LHFS	—	16,423	6,816
Amortization and accretion of premiums and discounts on securities	1,242	3,150	4,479
Depreciation and amortization of premises and equipment	9,143	8,458	7,796
Amortization of intangible assets	2,316	234	—
Amortization of deferred amounts related to FHLB advances, net	8	1,173	1,419
Common stock committed to be released for allocation - ESOP	2,200	2,193	2,436
Stock-based compensation	552	372	506
Provision for deferred income taxes	(361)	(4,540)	922
Changes in:
Unrestricted cash collateral (provided to)/received from derivative counterparties, net	(9,970)	10,701	(731)
Other assets, net	6,220	1,712	51
Income taxes payable/receivable, net	2,173	(2,262)	590
Accounts payable and accrued expenses	(19,746)	(639)	(10,743)
Net cash provided by operating activities	80,947	124,163	85,445

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(386,702)	(411,459)	(37,425)
Proceeds from calls, maturities and principal reductions of AFS securities	359,551	192,966	144,643
Proceeds from calls, maturities and principal reductions of HTM securities	165,336	212,267	268,689
Proceeds from sale of AFS securities	—	2,078	—
Proceeds from the redemption of FHLB stock	197,054	291,506	386,900
Purchase of FHLB stock	(187,961)	(277,552)	(365,651)
Net change in loans receivable	95,358	(37,537)	(246,882)
Purchase of premises and equipment	(11,732)	(11,761)	(9,128)
Proceeds from sale of other real estate owned ("OREO")	2,053	2,240	5,138
Cash acquired from acquisition	—	15,685	—
Proceeds from the redemption of common equity securities related to the redemption of junior subordinated debentures	302	—	—
Net cash provided by (used in) investing activities	233,259	(21,567)	146,284

			(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2019, 2018, and 2017 (Dollars in thousands)

	2019	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(134,929)	(118,312)	(117,963)
Net change in deposits	(21,487)	(58,988)	145,850
Proceeds from borrowings	5,518,700	17,275,100	2,700,100
Repayments on borrowings	(5,563,752)	(17,414,200)	(2,900,100)
Change in advance payments by borrowers for taxes and insurance	422	939	1,106
Stock options exercised	1,485	261	8,843
Excess tax benefits from stock options	—	—	330
Net cash used in financing activities	(199,561)	(315,200)	(161,834)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	114,645	(212,604)	69,895

CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS:
Beginning of year	139,055	351,659	281,764
End of year	$253,700	$139,055	$351,659

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$17,779	$24,785	$37,875
Interest payments	$123,508	$119,699	$117,308

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Loans transferred to LHFS	$—	$15,814	$6,714
Acquisition:
Common stock issued	$—	$39,113	$—
Fair value of assets acquired, excluding acquired cash and intangibles	$—	$418,062	$—
Fair value of liabilities assumed	$—	$412,675	$—
Transfer of HTM securities, at amortized cost, to AFS securities	$444,732	$—	$—

See accompanying notes to consolidated financial statements.			(Concluded)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2019, 2018, and 2017

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business - Capitol Federal Financial, Inc. (the "Company") provides a full range of retail banking services through its wholly-owned subsidiary, Capitol Federal Savings Bank (the "Bank"), a federal savings bank, which has 44 traditional and 10 in-store banking offices serving primarily the metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia and Salina, Kansas and portions of the Kansas City metropolitan area. The Bank emphasizes mortgage lending, primarily originating and purchasing one- to four-family loans, and providing personal retail financial services, along with offering commercial banking and lending products. The Bank is subject to competition from other financial institutions and other companies that provide financial services.

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

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Cash, cash equivalents, restricted cash and restricted cash equivalents reported in the statement of cash flows include cash and cash equivalents of $220.4 million and $139.1 million at September 30, 2019 and 2018 and restricted cash and cash equivalents of $33.3 million at September 30, 2019, which was included in other assets on the consolidated balance sheet.  There was no restricted cash and cash equivalents at September 30, 2018.  The restricted cash and cash equivalents relate to the collateral postings to/from the Bank's derivative counterparties associated with the Bank's interest rate swaps.  See additional discussion regarding the interest rate swaps in Note 9. Deposits and Borrowed Funds.

Regulations of the Board of Governors of the Federal Reserve System ("FRB") require federally chartered savings banks to maintain cash reserves against their transaction accounts. Required reserves must be maintained in the form of vault cash, an account at a Federal Reserve Bank, or a pass-through account as defined by the FRB. The amount of interest-earning deposits held at the Federal Reserve Bank of Kansas City ("FRB of Kansas City") as of September 30, 2019 and 2018 was $198.6 million and $120.8 million, respectively. The Bank is in compliance with the FRB requirements. For the years ended September 30, 2019 and 2018, the average daily balance of required reserves at the FRB of Kansas City was $21.5 million and $11.0 million, respectively.

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

Securities that management may sell if necessary for liquidity or asset management purposes are classified as AFS and reported at fair value, with unrealized gains and losses reported as a component of AOCI within stockholders' equity, net of deferred income taxes. The amortization of premiums and discounts are recognized as adjustments to interest income over the life of the securities using the level-yield method. Gains or losses on the disposition of AFS securities are recognized using the specific identification method. The Company primarily uses prices obtained from third-party pricing services to determine the fair value of securities. See additional discussion of fair value of AFS securities in "Note 15. Fair Value of Financial Instruments."

Securities that are purchased and held principally for resale in the near future are classified as trading securities and are reported at fair value, with unrealized gains and losses included in non-interest income in the consolidated statements of income. During the fiscal years ended September 30, 2019 and 2018, neither the Company nor the Bank maintained a trading securities portfolio.

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

Loan endorsements - Certain existing loan customers, including customers whose loans were purchased from a correspondent lender, have the opportunity, for a cash fee, to endorse their original loan terms to current loan terms being offered by the Bank. The fee received for each endorsement is deferred and amortized as an adjustment to interest income over the life of the loan.  If the change in loan terms resulting from the endorsement is deemed to be more than minor, the loan is treated as a new loan and all existing unamortized deferred loan origination fees and costs are recognized at the time of endorsement.  If the change in loan terms is deemed to be minor, the fee received for the endorsement is added to the net remaining unamortized deferred fee or deferred cost balance.

Troubled debt restructurings ("TDRs") - For borrowers experiencing financial difficulties, the Bank may grant a concession to the borrower.  Such concessions generally involve extensions of loan maturity dates, the granting of periods during which reduced payment amounts are required, and/or reductions in interest rates.  The Bank does not forgive principal or interest, nor does it commit to lend additional funds to these borrowers, except for situations generally involving the capitalization of delinquent interest and/or escrow on one- to four-family loans and consumer loans, not to exceed the original loan amount. In the case of commercial loans, the Bank does not forgive principal or interest or commit to lend additional funds unless the borrower provides additional collateral or other enhancements to improve the credit quality.

Delinquent loans - A loan is considered delinquent when payment has not been received within 30 days of its contractual due date. The number of days delinquent is determined by the number of scheduled payments that remain unpaid, assuming a period of 30 days between each scheduled payment.

Nonaccrual loans - The accrual of income on loans is generally discontinued when interest or principal payments are 90 days in arrears. We also report certain TDR loans as nonaccrual loans that are required to be reported as such pursuant to regulatory reporting requirements. Loans on which the accrual of income has been discontinued are designated as nonaccrual and outstanding interest previously credited beyond 90 days delinquent is reversed, except in the case of commercial loans in which all delinquent accrued interest is reversed. A nonaccrual one- to four-family or consumer loan is returned to accrual status once the contractual payments have been made to bring the loan less than 90 days past due or, in the case of a TDR loan, the borrower has made the required consecutive loan payments. A nonaccrual commercial loan is returned to accrual status once the loan has been current for a minimum of six months, all fees and interest are paid current, the loan has a sufficient debt service coverage ratio, and the loan is well secured and within policy.

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

For PCI loans with cash flows that the Company has determined can be reasonably estimated, which is the majority of the PCI loans, interest income is recognized on a level-yield basis over the life of the loan based upon the excess of expected cash flows over the original investment in the loan.

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

One- to four-family loans, including home equity loans, are individually evaluated for loss when the loan is generally 180 days delinquent and any losses are charged-off. Losses are based on new collateral values obtained through appraisals, less estimated costs to sell. Anticipated private mortgage insurance proceeds are taken into consideration when calculating the loss amount. An updated appraisal is requested, at a minimum, every 12 months thereafter if the loan is 180 days or more delinquent or in foreclosure. If the Bank holds the first and second mortgage, both loans are combined when evaluating whether there is a potential loss on the loan. When a non-real estate secured consumer loan is 120 days delinquent, any identified losses are charged-off. For commercial loans, generally losses are charged-off prior to a loan becoming 120 days delinquent when it is determined, through the analysis of any available current financial information with regards to the borrower, that the borrower is not able to service the debt and there is little or no prospect for near term improvement, or, in the case of secured loans, it is determined, through the analysis of current information with regards to the Bank's collateral position, that the amounts due from the borrower are in excess of the calculated current fair value of the collateral after consideration of estimated costs to sell. Charge-offs for any loan type may also occur at any time if the Bank has knowledge of the existence of a probable loss.

The primary risk characteristics inherent in the one- to four-family and consumer loan portfolios are a decline in economic conditions, elevated levels of unemployment or underemployment, and declines in residential real estate values. Any one or a combination of these events may adversely affect the ability of borrowers to repay their loans, resulting in increased delinquencies, non-performing assets, loan losses, and future loan loss provisions. Although the commercial loan portfolio is subject to the same risk of declines in economic conditions, the primary risk characteristics inherent in this portfolio include the ability of the borrower to sustain sufficient cash flows from leases and business operations, the ability to control operational or business expenses to satisfy their contractual debt payments, and the ability to utilize personal or business resources to pay their contractual debt payments if the cash flows are not sufficient. Additionally, if the Bank were to repossess the secured collateral of a commercial real estate loan, the pool of potential buyers is more limited than that for a residential property. Therefore, the Bank could hold the property for an extended period of time, or potentially be forced to sell at a discounted price, resulting in additional losses. Our commercial and industrial loans are primarily secured by accounts receivable, inventory and equipment, which may be difficult to appraise, may be illiquid and may fluctuate in value based on the success of the business.

Each quarter end, a formula analysis is prepared which segregates the loan portfolio into categories based on certain risk characteristics. The categories include the following: one- to four-family loans; commercial loans; consumer home equity loans; and other consumer loans. Home equity loans with the same underlying collateral as a one- to four-family loan are combined with the one- to four-family loan in the formula analysis model to calculate a combined loan-to-value ("LTV") ratio. The one- to four-family loan portfolio and related home equity loans are segregated into additional categories based on the following risk characteristics: loan source (originated, correspondent purchased, or bulk purchased), interest payments (fixed-rate and adjustable-rate), LTV ratios, borrower's credit scores, and geographic location. The categories were derived by management based on reviewing the historical performance of the one- to four-family loan portfolio and taking into consideration current economic conditions, such as trends in residential real estate values in certain areas of the U.S. and unemployment rates. The commercial loan portfolio is segregated into additional categories based on the type of loan (real estate loan, construction loan or commercial and industrial). Impaired loans are not included in the formula analysis as they are individually evaluated for loss.

Historical loss factors are applied to each loan category in the formula analysis model. Each quarter end, management reviews historical losses over a look-back time period and utilizes the historical loss time periods believed to be the most appropriate considering the current economic conditions. The historical loss time period is then adjusted for a loss emergence time period, which represents the estimated time period from the date of a loss event to the date we recognize a charge-off/loss. Qualitative loss factors are utilized in the formula analysis model to reflect risks inherent in each loan category that are not captured by the historical loss factors. The qualitative loss factors for one- to four-family and consumer loan portfolios take into consideration such items as: unemployment rate trends, residential real estate value trends, credit score trends, and delinquent loan trends. The qualitative loss factors for the commercial loan portfolio take into consideration the composition of the portfolio along with industry and peer charge-off information and certain ACL ratios. As loans are classified or become delinquent, the qualitative loss factors increase for each respective loan category. The qualitative loss factors were derived by management based on a review of the historical performance of the respective loan portfolios and industry and peer information for those loan portfolios with no or limited historical loss experience, along with consideration of current economic conditions and the likely impact such conditions might have on the performance of the loan portfolio.

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

Management utilizes the formula analysis model, along with analyzing and considering several other relevant internal and external factors when evaluating the adequacy of the ACL. Such factors include the trend and composition of delinquent loans and non-performing loans, trends in foreclosed property transactions and charge-off activity, the current status and trends of local and national employment levels, trends and current conditions in the housing markets, loan growth and concentrations, industry and peer charge-off and ACL information, and certain ACL ratios such as ACL to loans receivable, net and annualized historical losses. Since the Bank's loan portfolio is primarily concentrated in one- to four-family real estate, management monitors residential real estate market value trends in the Bank's local market areas and geographic sections of the U.S. by reference to various industry and market reports, economic releases and surveys, and management's general and specific knowledge of the real estate markets in which the Bank lends, in order to determine what impact, if any, such trends may have on the level of ACL. Reviewing these data elements assists management in evaluating the overall credit quality of the loan portfolio and the reasonableness of the ACL on an ongoing basis, and whether changes need to be made to the Bank's ACL methodology. Management seeks to apply the ACL methodology in a consistent manner; however, the methodology may be modified in response to changing conditions. Although management believes the ACL was at a level adequate to absorb inherent losses in the loan portfolio at September 30, 2019, the level of the ACL remains an estimate that is subject to significant judgment and short-term changes.

Federal Home Loan Bank Stock - As a member of FHLB, the Bank is required to acquire and hold shares of FHLB stock. The Bank's holding requirement varies based on the Bank's activities, primarily the Bank's outstanding borrowings, with FHLB. FHLB stock is carried at cost and is considered a restricted asset because it cannot be pledged as collateral or bought or sold on the open market and it also has certain redemption restrictions. Management conducts a quarterly evaluation to determine if any FHLB stock impairment exists. The quarterly impairment evaluation focuses primarily on the capital adequacy and liquidity of FHLB, while also considering the impact that legislative and regulatory developments may have on FHLB. Stock and cash dividends received on FHLB stock are reflected as dividend income in the consolidated statements of income.

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

Income Taxes - The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred income tax expense (benefit) represents the change in deferred income tax assets and liabilities excluding the tax effects of the change in net unrealized gain (loss) on AFS securities and interest rate swaps and changes in the market value of restricted stock awards between the grant date and vesting date. Income tax related penalties and interest, if any, are included in income tax expense in the consolidated statements of income.

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

Stock-based Compensation - The Company has share-based plans under which stock options and restricted stock awards have been granted. Compensation expense is recognized over the service period of the share-based payment award. The Company utilizes a fair-value-based measurement method in accounting for the share-based payment transactions. The Company applies the modified prospective method in which compensation cost is recognized over the service period for all awards granted.

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

Recent Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers. The ASU, as amended, implements a common revenue standard that clarifies the principles for recognizing revenue included in Accounting Standards Codification ("ASC") Topic 606. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The majority of the Company's revenue is composed of interest income from loans and securities which are explicitly excluded from the amended ASU. The Company elected to implement the amended ASU using the modified retrospective application with a cumulative adjustment to opening retained earnings at October 1, 2018. Upon adoption of the amended ASU, the Company recorded a cumulative adjustment, which increased opening retained earnings by $394 thousand related to contracts that were not complete upon adoption. The amount was related to the change in the recognition of revenue related to certain insurance commissions. Additionally, effective October 1, 2018, interchange network charges are reported as a reduction in deposit service fees. Previously, these charges were reported as expense in deposit and loan transaction costs in the consolidated statements of income. The Company concluded the ASU did not significantly change the Company's revenue recognition methods. This ASU did not have a material impact on the Company's consolidated financial condition or results of operations at the time of adoption. The new disclosure requirements of the ASU are included in Note 17. Revenue Recognition.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU supersedes certain accounting guidance related to equity securities with readily determinable fair values and the related impairment assessment. An entity's equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this ASU. The ASU requires public business entities to utilize the exit price notion when determining fair value for financial instruments measured at amortized cost on the balance sheet. The ASU also requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the notes to the financial statements. ASU 2016-01 became effective for the Company on October 1, 2018. The adoption of this ASU did not have a material impact on the Company's consolidated financial condition or results of operations. The new disclosure requirements of the ASU are included in Note 15. Fair Value of Financial Instruments.

In February 2016, the FASB issued ASU 2016-02, Leases. The ASU, as amended, revises lease accounting guidance by requiring that lessees recognize the assets and liabilities arising from leases on the balance sheet. Additionally, the ASU requires entities to disclose both quantitative and qualitative information regarding their leasing activities. The accounting applied by a lessor is largely unchanged from that applied under the previous guidance. In July 2018, the FASB issued ASU 2018-11, Leases, which provides entities with relief from the costs of implementation by allowing the option to not restate comparative periods as part of the transition. The ASU, as amended, will be effective for the Company on October 1, 2019. Upon adoption, the Company intends to elect the modified retrospective approach and the optional transition method under which the Company can use the effective date as the date of initial application of the amendments. The cumulative-effect adjustment at the time of adoption is not anticipated to be material. The optional practical expedients the Company intends to elect include: (1) not reassessing whether any expired or existing contracts are or contain leases, (2) not reassessing the classification of any expired or existing contracts, (3) not reassessing initial direct costs for existing leases, and (4) using hindsight for leases existing at adoption date. For leases with an initial term of 12 months or less, the Company intends to elect the short-term lease option, which entails not recognizing right-of-use assets and lease liabilities for these leases. Additionally, the Company intends to elect, for facility-related leases, the practical expedient that allows an entity to elect, by lease class, the ability to not separate lease and non-lease components. The Company developed a lease inventory and an internal lease data collection, organization, and computing platform for compliance with this ASU and implemented processes to ensure adequate internal controls were in place to assess contracts and enable proper accounting and reporting upon adoption and going forward. Upon adoption, the Company will recognize a right-of-use asset and a lease liability of approximately $15 million, related to the Company's non-cancellable operating lease commitments based on the present value of the expected remaining lease payments as of October 1, 2019. These ASUs are not expected to have a material impact on the Company's results of operations and cash flows at the time of adoption. The disclosures required by the ASU will be provided beginning with the Company's Form 10-Q for the first quarter of fiscal year 2020.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU, as amended, replaces the incurred loss impairment methodology in current GAAP, which requires credit losses to be recognized when it is probable that a loss has been incurred, with a new impairment methodology. The new impairment methodology requires an entity to measure, at each reporting date, the expected credit losses of financial assets not measured at fair value, such as loans, HTM debt securities, and loan commitments, over their contractual lives. Under the new impairment methodology, expected credit losses will be measured at each reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Additionally, the ASU amends the current credit loss measurements for AFS debt securities. Credit losses related to AFS debt securities will be recorded through the ACL rather than as a direct write-down as per current GAAP. The ASU also requires enhanced disclosures related to credit quality and significant estimates and judgments used by management when estimating credit losses. The ASU will become effective for the Company on October 1, 2020. The Company continues to work with a software provider on the application and implementation of the new accounting guidance. The integration of the Company's data with the software provider is substantially complete. Management anticipates model development, with the assistance of the software provider, will begin in late calendar year 2019 and will take several months to complete. While we are currently unable to reasonably estimate the impact of adopting this ASU, we expect the impact of adoption will be influenced by the composition of our loan and securities portfolios as well as the economic conditions and forecasts at the time of adoption.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The ASU amends the hedge accounting recognition and presentation requirements in current GAAP. The purpose of the ASU was to improve transparency of hedging relationships in the financial statements and to reduce the complexity of applying hedge accounting for preparers. The Company elected to early-adopt this ASU, along with the components of ASU 2019-04 that are applicable to ASU 2017-12, on September 30, 2019. See below for more information regarding ASU 2019-04. As part of the adoption, the Company reclassified $444.7 million of HTM securities, at amortized cost, which were eligible to be hedged under the last-of-layer method, to AFS securities. The adoption of this ASU did not have a material impact on the Company's consolidated financial condition or results of operations at the time of adoption.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This ASU makes clarifications and corrections to the application of the guidance contained in each of the amended topics. According to the provisions of the ASU, entities that have not adopted ASU 2017-12 prior to the issuance of ASU 2019-04 shall adopt the provisions of both ASUs at the same time. The effective date of the non-hedging amendments contained in ASU 2019-04 for the Company is

October 1, 2020. The Company is currently evaluating the effect of the non-hedging amendments contained in this ASU on the Company's consolidated financial condition, results of operations and disclosures.

2. ACQUISITION
On August 31, 2018, the Company completed the acquisition of CCB and its wholly-owned subsidiary Capital City Bank headquartered in Topeka, Kansas. Capital City Bank owned and leased banking locations in Topeka, Lawrence, and Overland Park, Kansas. The acquisition was not considered material to the Company's financial statements; therefore, pro-forma financial data and related disclosures are not included.

The Company acquired loans and deposits with fair values of $299.7 million and $352.5 million, respectively, at the date of acquisition. Included in the loans acquired from CCB at August 31, 2018 were PCI loans with contractually required cash flows totaling $2.6 million. Of that amount, the Company expected to collect $1.9 million, which was also the fair value at the date of acquisition. Under the terms of the acquisition agreement, the Company issued 3.0 million shares of common stock for all outstanding shares of CCB capital stock, for a total merger consideration of $39.1 million, based on the Company's closing stock price of $13.21 on August 31, 2018. See "Note 8. Intangible Assets" for additional information regarding the acquisition of CCB.

During fiscal years 2019 and 2018, the Company incurred $30 thousand and $872 thousand, respectively, of pre-tax merger-related expenses attributable to the CCB acquisition. The merger-related expenses were reflected on the Company's consolidated statement of income and were reported primarily in regulatory and outside services.

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

	For the Year Ended September 30,
	2019	2018	2017
	(Dollars in thousands, except per share amounts)
Net income	$94,243	$98,927	$84,137
Income allocated to participating securities	(55)	(40)	(44)
Net income available to common stockholders	$94,188	$98,887	$84,093

Average common shares outstanding	137,614,465	134,635,886	134,019,962
Average committed ESOP shares outstanding	62,458	62,458	62,458
Total basic average common shares outstanding	137,676,923	134,698,344	134,082,420

Effect of dilutive stock options	58,478	60,647	161,442

Total diluted average common shares outstanding	137,735,401	134,758,991	134,243,862

Net EPS:
Basic	$0.68	$0.73	$0.63
Diluted	$0.68	$0.73	$0.63

Antidilutive stock options, excluded from the diluted average
common shares outstanding calculation	470,938	541,418	200,800

4. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS and HTM securities at the dates presented. The majority of the MBS and investment securities portfolios are composed of securities issued by GSEs. Upon the adoption of ASU 2017-12 and certain components of ASU 2019-04 on September 30, 2019, the Company reclassified $444.7 million of HTM securities, at amortized cost, to AFS securities.

	September 30, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
MBS	$923,256	$15,571	$2,340	$936,487
GSE debentures	249,828	304	178	249,954
Municipal bonds	18,371	52	1	18,422
	$1,191,455	$15,927	$2,519	$1,204,863

	September 30, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
MBS	$445,883	$3,270	$4,063	$445,090
GSE debentures	268,525	30	3,157	265,398
Municipal bonds	4,156	—	30	4,126
	$718,564	$3,300	$7,250	$714,614
HTM:
MBS	$591,900	$4,514	$15,589	$580,825
Municipal bonds	20,418	—	172	20,246
	$612,318	$4,514	$15,761	$601,071

The following tables summarize the estimated fair value and gross unrealized losses of those securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	September 30, 2019
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
AFS:
MBS	$111,368	$126	$199,442	$2,214
GSE debentures	—	—	74,812	178
Municipal bonds	1,755	1	—	—
	$113,123	$127	$274,254	$2,392

	September 30, 2018
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
AFS:
MBS	$324,563	$3,797	$8,129	$266
GSE debentures	101,735	1,231	148,049	1,926
Municipal bonds	4,126	30	—	—
	$430,424	$5,058	$156,178	$2,192

HTM:
MBS	$58,233	$904	$362,806	$14,685
Municipal bonds	18,345	171	685	1
	$76,578	$1,075	$363,491	$14,686

The unrealized losses at September 30, 2019 and 2018 were primarily a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary. Therefore, these securities have not been classified as other-than-temporarily impaired. The impairment is also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities, nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity. As a result of the analysis, management has concluded that no other-than-temporary impairments existed at September 30, 2019 or 2018. See "Note 1. Summary of Significant Accounting Policies - Securities" for additional information regarding our impairment review and classification process for securities.

The amortized cost and estimated fair value of debt securities as of September 30, 2019, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without prepayment penalty. For this reason, MBS are not included in the maturity categories.

	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
One year or less	$57,744	$57,633
One year through five years	210,455	210,743
	268,199	268,376
MBS	923,256	936,487
	$1,191,455	$1,204,863

The following table presents the taxable and non-taxable components of interest income on investment securities for the periods presented.

	For the Year Ended September 30,
	2019	2018	2017
	(Dollars in thousands)
Taxable	$6,020	$4,275	$3,847
Non-taxable	346	395	515
	$6,366	$4,670	$4,362

The following table summarizes the carrying value of securities pledged as collateral for the obligations indicated below as of the dates presented.

	September 30,
	2019	2018
	(Dollars in thousands)
Public unit deposits	$381,143	$515,553
Repurchase agreements	108,271	108,360
FRB of Kansas City	6,636	9,529
	$496,050	$633,442

During fiscal year 2018, the Company sold trust preferred securities and received proceeds of $2.1 million. The Company recognized a gain of $9 thousand on the sale. All other dispositions of securities during fiscal years 2019, 2018, and 2017 were the result of principal repayments, calls, or maturities.

5. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at September 30, 2019 and 2018 is summarized as follows:

	2019	2018
	(Dollars in thousands)
One- to four-family:
Originated	$3,873,851	$3,965,692
Correspondent purchased	2,349,877	2,505,987
Bulk purchased	252,347	293,607
Construction	36,758	33,149
Total	6,512,833	6,798,435
Commercial:
Commercial real estate	583,617	426,243
Commercial and industrial	61,094	62,869
Construction	123,159	80,498
Total	767,870	569,610
Consumer:
Home equity	120,587	129,588
Other	11,183	10,012
Total	131,770	139,600

Total loans receivable	7,412,473	7,507,645

Less:
ACL	9,226	8,463
Discounts/unearned loan fees	31,058	33,933
Premiums/deferred costs	(44,558)	(49,236)
	$7,416,747	$7,514,485

Included in the loan portfolio at September 30, 2019 were $199.6 million of non-PCI loans and $2.1 million of PCI loans associated with the acquisition of CCB during fiscal year 2018. At September 30, 2019, the Company had $3.6 million of net purchase discounts related to non-PCI loans and $474 thousand related to PCI loans.
As of September 30, 2019 and 2018, the Bank serviced loans for others aggregating $117.3 million and $134.2 million, respectively. Such loans are not included in the accompanying consolidated balance sheets. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income includes servicing fees withheld from investors and certain charges collected from borrowers, such as late payment fees. The Bank held borrowers' escrow balances on loans serviced for others of $2.2 million and $2.4 million as of September 30, 2019 and 2018, respectively.

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

Commercial loans - The Bank's commercial real estate and commercial construction loans are originated by the Bank or are in participation with a lead bank. When underwriting a commercial real estate or commercial construction loan, several factors are considered, such as the income producing potential of the property, cash equity provided by the borrower, the financial strength of the borrower, managerial expertise of the borrower or tenant, feasibility studies, lending experience with the borrower and the marketability of the property. For commercial real estate and commercial construction participation loans, the Bank performs the same underwriting procedures as if the loan was being originated by the Bank. At the time of origination, LTV ratios on commercial real estate loans generally do not exceed 85% of the appraised value of the property securing the loans and the minimum debt service coverage ratio is generally 1.15. For commercial construction loans, LTV ratios generally do not exceed 80% of the projected appraised value of the property securing the loans and the minimum debt service coverage ratio is generally 1.15, but it applies to the projected cash flows, and the borrower must have successful experience with the construction and operation of properties similar to the subject property. Appraisals on properties securing these loans are performed by independent state certified fee appraisers.

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

The following tables present the recorded investment, by class, in loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total recorded investment at the dates presented. The recorded investment in loans is defined as the unpaid principal balance of a loan, less charge-offs and inclusive of unearned loan fees and deferred costs. At September 30, 2019 and 2018, all loans 90 or more days delinquent were on nonaccrual status.

	September 30, 2019
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family:
Originated	$7,187	$3,261	$10,448	$3,885,335	$3,895,783
Correspondent purchased	2,762	1,023	3,785	2,377,629	2,381,414
Bulk purchased	3,624	1,484	5,108	248,376	253,484
Commercial:
Commercial real estate	762	—	762	702,377	703,139
Commercial and industrial	70	173	243	60,340	60,583
Consumer:
Home equity	446	302	748	119,688	120,436
Other	78	21	99	11,035	11,134
	$14,929	$6,264	$21,193	$7,404,780	$7,425,973

	September 30, 2018
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family:
Originated	$10,613	$5,025	$15,638	$3,968,362	$3,984,000
Correspondent purchased	3,846	458	4,304	2,536,913	2,541,217
Bulk purchased	3,521	3,063	6,584	288,386	294,970
Commercial:
Commercial real estate	76	—	76	501,932	502,008
Commercial and industrial	250	—	250	61,255	61,505
Consumer:
Home equity	472	521	993	128,351	129,344
Other	61	10	71	9,833	9,904
	$18,839	$9,077	$27,916	$7,495,032	$7,522,948

The recorded investment in mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of September 30, 2019 and 2018 was $1.5 million and $2.9 million, respectively, which is included in loans 90 or more days delinquent or in foreclosure in the table above.   The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure was $745 thousand at September 30, 2019 and $1.3 million at September 30, 2018.

The following table presents the recorded investment, by class, in loans classified as nonaccrual at the dates presented.

	September 30,
	2019	2018
	(Dollars in thousands)
One- to four-family:
Originated	$4,436	$6,503
Correspondent purchased	1,023	863
Bulk purchased	1,551	3,063
Commercial:
Commercial real estate	—	—
Commercial and industrial	173	—
Consumer:
Home equity	337	530
Other	21	10
	$7,541	$10,969

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

The following table sets forth the recorded investment in loans classified as special mention or substandard, by class, at the dates presented. Special mention and substandard loans are included in the ACL formula analysis model if the loans are not individually evaluated for loss. Loans classified as doubtful or loss are individually evaluated for loss. At the dates presented, there were no loans classified as doubtful, and all loans classified as loss were fully charged-off. The increase in special mention loans at September 30, 2019 compared to September 30, 2018 was due primarily to one commercial real estate participation loan that relates to a recently opened large hotel and convention center. Due to the identified credit weaknesses, management made the decision to classify the loan as special mention during the June 30, 2019 quarter. Management continues to closely monitor the hotel and convention center and surrounding activities.

	September 30,
	2019		2018
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family:
Originated	$12,941	$15,628	$8,660	$22,409
Correspondent purchased	2,349	2,785	997	3,126
Bulk purchased	102	5,294	—	7,195
Commercial:
Commercial real estate	52,891	2,472	1,251	1,368
Commercial and industrial	1,215	3,057	1,126	—
Consumer:
Home equity	280	696	298	894
Other	2	24	—	10
	$69,780	$29,956	$12,332	$35,002

The following table shows the weighted average credit score and weighted average LTV for one- to four-family loans and consumer home equity loans at the dates presented. Borrower credit scores are intended to provide an indication as to the likelihood that a borrower will repay their debts. Credit scores are updated at least semiannually, with the last update in September 2019, from a nationally recognized consumer rating agency. The LTV ratios provide an estimate of the extent to which the Bank may incur a loss on any given loan that may go into foreclosure. The consumer - home equity LTV does not take into account the first lien position, if applicable. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

	September 30,
	2019		2018
	Credit Score	LTV	Credit Score	LTV
One- to four-family - originated	768	62%	767	63%
One- to four-family - correspondent	765	65	764	67
One- to four-family - bulk purchased	762	61	758	62
Consumer - home equity	754	19	750	22
	766	62	765	63

TDRs - The following tables present the recorded investment prior to restructuring and immediately after restructuring in all loans restructured during the periods presented. These tables do not reflect the recorded investment at the end of the periods indicated. Any increase in the recorded investment at the time of the restructuring was generally due to the capitalization of delinquent interest and/or escrow balances. During the fourth quarter of fiscal year 2017, management refined its methodology for assessing whether a loan modification qualifies as a TDR which, though not material, resulted in fewer loans being classified as TDRs in the current fiscal year and prior fiscal year.

For the Year Ended September 30, 2019
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
(Dollars in thousands)
One- to four-family:
Originated	3	$385	$386
Correspondent purchased	—	—	—
Bulk purchased	2	377	377
Commercial:
Commercial real estate	—	—	—
Commercial and industrial	—	—	—
Consumer:
Home equity	—	—	—
Other	—	—	—
	5	$762	$763

For the Year Ended September 30, 2018
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
(Dollars in thousands)
One- to four-family:
Originated	5	$264	$281
Correspondent purchased	2	406	406
Bulk purchased	—	—	—
Commercial:
Commercial real estate	—	—	—
Commercial and industrial	—	—	—
Consumer:
Home equity	—	—	—
Other	—	—	—
	7	$670	$687

	For the Year Ended September 30, 2017
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family:
Originated	112	$11,940	$12,402
Correspondent purchased	12	2,443	2,459
Bulk purchased	3	1,031	1,048
Commercial:
Commercial real estate	—	—	—
Commercial and industrial	—	—	—
Consumer:
Home equity	17	368	380
Other	—	—	—
	144	$15,782	$16,289

The following table provides information on TDRs that became delinquent during the periods presented within 12 months after being restructured.

	For the Years Ended
	September 30, 2019		September 30, 2018		September 30, 2017
	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
One- to four-family:
Originated	1	$45	22	$1,416	46	$4,561
Correspondent purchased	—	—	1	124	2	148
Bulk purchased	—	—	3	1,040	2	698
Commercial:
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer:
Home equity	—	—	4	133	16	440
Other	—	—	—	—	—	—
	1	$45	30	$2,713	66	$5,847

Impaired loans - The following information pertains to impaired loans, by class, as of the dates presented. All impaired loans were individually evaluated for loss and all losses were charged-off, resulting in no related ACL for these loans.

	September 30, 2019		September 30, 2018
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal
	Investment	Balance	Investment	Balance
	(Dollars in thousands)
One- to four-family:
Originated	$14,683	$15,241	$18,857	$19,388
Correspondent purchased	1,763	1,868	2,668	2,768
Bulk purchased	4,943	5,661	6,011	6,976
Commercial:
Commercial real estate	—	—	—	—
Commercial and industrial	60	184	—	—
Consumer:
Home equity	345	462	504	720
Other	—	29	—	25
	$21,794	$23,445	$28,040	$29,877

The following information pertains to impaired loans, by class, for the periods presented. During the fourth quarter of fiscal year 2017, management refined its methodology for classifying loans as impaired. The change resulting from this refinement was immaterial.

	For the Years Ended
	September 30, 2019		September 30, 2018		September 30, 2017
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
With no related allowance recorded
One- to four-family:
Originated	$16,030	$671	$23,847	$990	$24,122	$917
Correspondent purchased	2,071	82	3,204	112	3,346	118
Bulk purchased	5,257	180	6,438	191	9,852	194
Commercial:
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	5	—	—	—	—	—
Consumer:
Home equity	417	28	588	39	988	86
Other	—	—	—	—	7	—
	23,780	961	34,077	1,332	38,315	1,315
With an allowance recorded
One- to four-family:
Originated	—	—	—	—	11,469	434
Correspondent purchased	—	—	—	—	2,018	65
Bulk purchased	—	—	—	—	1,160	20
Commercial:
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer:
Home equity	—	—	—	—	457	36
Other	—	—	—	—	10	1
	—	—	—	—	15,114	556
Total
One- to four-family:
Originated	16,030	671	23,847	990	35,591	1,351
Correspondent purchased	2,071	82	3,204	112	5,364	183
Bulk purchased	5,257	180	6,438	191	11,012	214
Commercial:
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	5	—	—	—	—	—
Consumer:
Home equity	417	28	588	39	1,445	122
Other	—	—	—	—	17	1
	$23,780	$961	$34,077	$1,332	$53,429	$1,871

Allowance for Credit Losses - The following is a summary of ACL activity, by loan portfolio segment, for the periods presented, and the ending balance of ACL based on the Company's impairment methodology.

	For the Year Ended September 30, 2019
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,953	$1,861	$925	$5,739	$2,556	$168	$8,463
Charge-offs	(75)	—	(26)	(101)	(124)	(37)	(262)
Recoveries	22	—	106	128	49	98	275
Provision for credit losses	(900)	(658)	(318)	(1,876)	2,690	(64)	750
Ending balance	$2,000	$1,203	$687	$3,890	$5,171	$165	$9,226

	For the Year Ended September 30, 2018
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$3,173	$1,922	$1,000	$6,095	$2,112	$191	$8,398
Charge-offs	(136)	(128)	—	(264)	—	(38)	(302)
Recoveries	144	—	196	340	—	27	367
Provision for credit losses	(228)	67	(271)	(432)	444	(12)	—
Ending balance	$2,953	$1,861	$925	$5,739	$2,556	$168	$8,463

	For the Year Ended September 30, 2017
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$3,928	$2,102	$1,065	$7,095	$1,208	$237	$8,540
Charge-offs	(72)	—	(216)	(288)	—	(60)	(348)
Recoveries	4	—	165	169	—	37	206
Provision for credit losses	(687)	(180)	(14)	(881)	904	(23)	—
Ending balance	$3,173	$1,922	$1,000	$6,095	$2,112	$191	$8,398

The following is a summary of the loan portfolio and related ACL balances, at the dates presented, by loan portfolio segment disaggregated by the Company's impairment method. There was no ACL for loans individually evaluated for impairment at either date as all losses were charged-off.

	September 30, 2019
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$3,881,100	$2,379,651	$248,541	$6,509,292	$763,662	$131,225	$7,404,179

Recorded investment in loans
individually evaluated for impairment	14,683	1,763	4,943	21,389	60	345	21,794
	$3,895,783	$2,381,414	$253,484	$6,530,681	$763,722	$131,570	$7,425,973

ACL for loans collectively
evaluated for impairment	$2,000	$1,203	$687	$3,890	$5,171	$165	$9,226

	September 30, 2018
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$3,965,143	$2,538,549	$288,959	$6,792,651	$563,513	$138,744	$7,494,908

Recorded investment in loans
individually evaluated for impairment	18,857	2,668	6,011	27,536	—	504	28,040
	$3,984,000	$2,541,217	$294,970	$6,820,187	$563,513	$139,248	$7,522,948

ACL for loans collectively
evaluated for impairment	$2,953	$1,861	$925	$5,739	$2,556	$168	$8,463

6. PREMISES AND EQUIPMENT
A summary of the net carrying value of premises and equipment at September 30, 2019 and 2018 was as follows:

	2019	2018
	(Dollars in thousands)
Land	$14,313	$13,536
Building and improvements	110,262	107,580
Furniture, fixtures and equipment	52,270	48,852
	176,845	169,968
Less accumulated depreciation	80,061	73,963
	$96,784	$96,005

The Bank has entered into non-cancelable operating lease agreements with respect to banking premises and equipment. It is expected that many agreements will be renewed at expiration in the normal course of business. Rental expense was $1.5 million, $1.2 million, and $1.1 million for the years ended September 30, 2019, 2018, and 2017, respectively.

As of September 30, 2019, future minimum rental commitments, rounded to the nearest thousand, required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year were as follows:

2020	$1,298
2021	1,187
2022	1,069
2023	930
2024	637
Thereafter	1,115
$6,236

7. LOW INCOME HOUSING PARTNERSHIPS
The Bank's investment in low income housing partnerships, which is included in other assets in the consolidated balance sheets, was $82.6 million and $74.5 million at September 30, 2019 and 2018, respectively.  The Bank's obligations related to unfunded commitments, which are included in accounts payable and accrued expenses in the consolidated balance sheets, were $40.0 million and $34.0 million at September 30, 2019 and 2018, respectively. The majority of the commitments at September 30, 2019 are projected to be funded through the end of calendar year 2021.

For fiscal year 2019, the net income tax benefit associated with these investments, which consists of proportional amortization expense and affordable housing tax credits and other related tax benefits, was reported in income tax expense in the consolidated statements of income. The amount of proportional amortization expense recognized during fiscal years 2019, 2018 and 2017 was $6.8 million, $7.0 million and $4.4 million, respectively, and the amount of affordable housing tax credits and other related tax benefits was $8.6 million, $7.5 million and $6.9 million, respectively, resulting in a net income tax benefit of $1.8 million, $500 thousand and $2.5 million, respectively. The increase in proportional amortization expense in fiscal years 2019 and 2018 compared to fiscal year 2017 was due primarily to a change in the tax rate resulting from The Tax Cuts and Jobs Act (the "Tax Act"), as well as to changes in the life cycle stage of the investments. There were no impairment losses during fiscal years 2019, 2018, or 2017 resulting from the forfeiture or ineligibility of tax credits or other circumstances.

8. INTANGIBLE ASSETS
With the acquisition of CCB, the Company recognized goodwill of $8.0 million, which is calculated as the consideration exchanged in excess of the fair value of assets, net of the fair value of liabilities assumed. Certain purchase accounting adjustments were applied during the measurement period in the current fiscal year, resulting in a $1.3 million increase in goodwill associated with the acquisition of CCB. The Company also recognized $10.1 million of other intangible assets in conjunction with the acquisition which is largely composed of core deposit intangibles. These other intangible assets are being amortized over their estimated lives, which management determined to be 8 years at the time of acquisition.

Changes in the carrying amount of the Company's intangible assets, which are included in other assets on the consolidated balance sheet, are presented in the following table.

		Core Deposit and
	Goodwill	Other Intangibles
	(Dollars in thousands)
Balance at September 30, 2017	$—	$—
Acquisition of CCB	7,989	10,052
Less: Amortization	—	(234)
Balance at September 30, 2018	7,989	9,819
Purchase accounting adjustments	1,335	—
Less: Amortization	—	(2,316)
Balance at September 30, 2019	$9,324	$7,503

As of September 30, 2019, there was no impairment recorded on goodwill or other intangible assets.

The estimated amortization expense for the next five years related to the core deposit and other intangible assets as of September 30, 2019 is presented in the following table (dollars in thousands):

2020	$1,964
2021	1,659
2022	1,358
2023	1,056
2024	761

9. DEPOSITS AND BORROWED FUNDS
Deposits - Non-interest-bearing deposits totaled $357.3 million and $336.5 million as of September 30, 2019 and 2018, respectively. Certificates of deposit with a minimum denomination of $250 thousand were $610.0 million and $668.8 million as of September 30, 2019 and 2018, respectively. Deposits in excess of $250 thousand may not be fully insured by the Federal Deposit Insurance Corporation.

FHLB Borrowings - FHLB borrowings at September 30, 2019 consisted of $2.04 billion in FHLB advances, of which $1.40 billion were fixed-rate advances and $640.0 million were variable-rate advances, and $100.0 million against the variable-rate FHLB line of credit. FHLB borrowings at September 30, 2018 consisted of $2.07 billion in FHLB advances, of which $1.60 billion were fixed-rate advances and $475.0 million were variable-rate advances. and $100.0 million against the variable-rate FHLB line of credit. The line of credit is set to expire on November 13, 2020, at which time it is expected to be renewed by FHLB for a one-year period.

FHLB advances at September 30, 2019 and 2018 were comprised of the following:

	2019	2018
	(Dollars in thousands)
FHLB advances	$2,040,000	$2,075,000
Deferred prepayment penalty	(11)	(19)
	$2,039,989	$2,074,981

Weighted average contractual interest rate on FHLB advances	2.23%	2.07%
Weighted average effective interest rate on FHLB advances(1)	2.37	2.12

(1)	The effective interest rate includes the net impact of deferred amounts and interest rate swaps related to the adjustable-rate FHLB advances.

During fiscal years 2019, 2018 and 2017, the Bank utilized a leverage strategy (the "leverage strategy") to increase earnings. The leverage strategy involves borrowing up to $2.10 billion either on the Bank's FHLB line of credit or by entering into short-term FHLB advances, depending on the rates offered by FHLB, with all of the balance being paid down at each quarter end, or earlier if the strategy it is not profitable. The proceeds of the borrowings, net of the required FHLB stock holdings, are deposited at the FRB of Kansas City. Management can discontinue the use of the leverage strategy at any point in time.

At September 30, 2019 and 2018, the Bank had entered into interest rate swap agreements with a total notional amount of $640.0 million and $475.0 million, respectively, in order to hedge the variable cash flows associated with $640.0 million and $475.0 million, respectively, of adjustable-rate FHLB advances. At September 30, 2019 and 2018, the interest rate swap agreements had an average remaining term to maturity of 4.5 years and 5.8 years, respectively. The interest rate swaps were designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the interest rate swap agreements. At September 30, 2019, the interest rate swaps were in a loss position with a total fair value of $33.1 million, which was reported in accounts payable and accrued expenses on the consolidated balance sheet. At September 30, 2018, the interest rate swaps were in a gain position with a total fair value of $9.7 million, which was reported in other assets on the consolidated balance sheet. During fiscal years 2019 and 2018, $438 thousand and $515 thousand, respectively, were reclassified from AOCI as an increase to interest expense and no hedge ineffectiveness was recognized in the consolidated statements of income during either period. At September 30, 2019, the Company estimates that $5.4 million will be reclassified as an increase to interest expense during the next 12 months. The Bank has minimum collateral posting thresholds with its derivative counterparty and posts collateral on a daily basis. The Bank posted cash collateral of $33.3 million at September 30, 2019 and held cash collateral of $10.0 million at September 30, 2018.

FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB and certain securities, when necessary. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of a borrowing institution's regulatory total assets without the pre-approval of FHLB senior management. In July 2019, the president of FHLB approved an increase, through July 2020, in the Bank's borrowing limit to 55% of Bank Call Report total assets. At September 30, 2019, the ratio of the par value of the Bank's FHLB borrowings to the Bank's Call Report total assets was

23%. At times, the Bank's FHLB borrowings to the Bank's Call Report total assets may be in excess of 40% due to the leverage strategy.

Repurchase Agreements - At September 30, 2019 and 2018, the Company had repurchase agreements outstanding in the amount of $100.0 million, with a weighted average contractual rate of 2.53%. The repurchase agreements are included in other borrowings on the consolidated balance sheet. All of the Company's repurchase agreements at September 30, 2019 and 2018 were fixed-rate. See Note 4 for information regarding the amount of securities pledged as collateral in conjunction with repurchase agreements. Securities are delivered to the party with whom each transaction is executed and the party agrees to resell the same securities to the Bank at the maturity of the agreement. The Bank retains the right to substitute similar or like securities throughout the terms of the agreements. The repurchase agreements and collateral are subject to valuation at current market levels and the Bank may ask for the return of excess collateral or be required to post additional collateral due to changes in the market values of these items. The Bank may also be required to post additional collateral as a result of principal payments received on the securities pledged.

Maturity of Borrowed Funds and Certificates of Deposit - The following table presents the scheduled maturity of FHLB advances, at par, repurchase agreements, and certificates of deposit as of September 30, 2019:

	FHLB	Repurchase	Certificates
	Advances	Agreements	of Deposit
	Amount	Amount	Amount
	(Dollars in thousands)
2020	$990,000	$100,000	$1,505,837
2021	550,000	—	625,990
2022	200,000	—	498,352
2023	200,000	—	303,817
2024	100,000	—	53,022
Thereafter	—	—	607
	$2,040,000	$100,000	$2,987,625

Junior Subordinated Debentures and Trust-Preferred Securities - In conjunction with the CCB acquisition, the Company assumed $10.1 million of junior subordinated debentures relating to mandatorily redeemable capital trust preferred securities that were previously issued by CCB-sponsored trusts to third-party investors. The proceeds from the sale of the trust preferred securities to investors were invested by the trusts in the related junior subordinated debentures issued by CCB. The junior subordinated debentures were redeemed by the Company during fiscal year 2019, which resulted in the concurrent redemption by the trusts of the related trust-preferred securities.

10. INCOME TAXES
Income tax expense for the years ended September 30, 2019, 2018, and 2017 consisted of the following:

	2019	2018	2017
	(Dollars in thousands)
Current:
Federal	$22,030	$26,007	$38,127
State	4,742	3,512	4,734
	26,772	29,519	42,861
Deferred:
Federal	(456)	(5,956)	712
State	95	1,416	210
	(361)	(4,540)	922
	$26,411	$24,979	$43,783

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

The Company's effective tax rates were 21.9%, 20.2%, and 34.2% for the years ended September 30, 2019, 2018, and 2017, respectively. The differences between such effective rates and the statutory Federal income tax rate computed on income before income tax expense resulted from the following:

	2019		2018		2017
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Federal income tax expense
computed at statutory Federal rate	$25,337	21.0%	$30,392	24.5%	$44,772	35.0%
Increases (decreases) in taxes resulting from:
State taxes, net of Federal tax effect	4,024	3.3	3,986	3.2	3,452	2.7
Deferred tax liability remeasurement, net	—	—	(7,498)	(6.0)	—	—
Low income housing tax credits, net	(1,745)	(1.4)	(500)	(0.4)	(2,468)	(2.0)
ESOP related expenses, net	(757)	(0.6)	(790)	(0.6)	(1,052)	(0.8)
Other	(448)	(0.4)	(611)	(0.5)	(921)	(0.7)
	$26,411	21.9%	$24,979	20.2%	$43,783	34.2%

Deferred income tax expense represents the change in deferred income tax assets and liabilities excluding the tax effects of the change in net unrealized gain (loss) on AFS securities and interest rate swaps and changes in the market value of restricted stock awards between the grant date and vesting date. The sources of these differences and the tax effect of each as of September 30, 2019, 2018, and 2017 were as follows:

	2019	2018	2017
	(Dollars in thousands)
Net purchase discounts related to acquired loans	$465	$—	$—
FHLB stock dividends	459	(7,692)	4
Salaries, deferred compensation and employee benefits	107	897	437
Low income housing partnerships	82	604	285
Premises and equipment	(2,007)	(122)	14
Deposit intangible	(589)	—	—
ACL	(36)	1,827	185
Other, net	1,158	(54)	(3)
	$(361)	$(4,540)	$922

The components of the net deferred income tax liabilities as of September 30, 2019 and 2018 were as follows:

	2019	2018
	(Dollars in thousands)
Deferred income tax assets:
Unrealized loss on interest rate swaps	$8,041	$—
Salaries, deferred compensation and employee benefits	1,579	1,686
ESOP compensation	1,288	1,206
Net purchase discounts related to acquired loans	991	1,456
Low income housing partnerships	792	874
Unrealized loss on AFS securities	—	960
Other	2,918	3,154
Gross deferred income tax assets	15,609	9,336

Valuation allowance	(1,823)	(1,822)
Gross deferred income tax asset, net of valuation allowance	13,786	7,514

Deferred income tax liabilities:
FHLB stock dividends	16,009	15,550
Premises and equipment	3,546	5,983
Unrealized gain on AFS securities	3,258	—
Deposit intangible	1,978	2,567
ACL	1,080	1,116
Unrealized gain on interest rate swaps	—	2,353
Other	2,197	1,198
Gross deferred income tax liabilities	28,068	28,767

Net deferred tax liabilities	$14,282	$21,253

The State of Kansas allows for a bad debt deduction on savings and loan institutions' privilege tax returns of up to 5% of Kansas taxable income.  Due to the low level of net loan charge-offs experienced by the Bank historically, the Bank's bad debt deduction on the Kansas privilege tax return has been in excess of actual net charge-offs for several years resulting in a state deferred tax liability.  At September 30, 2019 and 2018, the state deferred tax liability associated with ACL was in excess of the federal deferred tax asset.

The Company assesses the available positive and negative evidence surrounding the recoverability of its deferred tax assets and applies its judgment in estimating the amount of valuation allowance necessary under the circumstances.  At both September 30, 2019 and 2018, the Company had a valuation allowance of $1.8 million related to the net operating losses generated by the Company's consolidated Kansas corporate income tax return. The companies included in the consolidated Kansas corporate income tax return are the holding company, Capitol Funds, Inc. and Capital City Investments, Inc., as the Bank files a Kansas privilege tax return. Based on the nature of the operations of the holding company, Capitol Funds, Inc. and Capital City Investments, Inc., management believes there will not be sufficient taxable income to fully utilize the deferred tax assets noted above; therefore, a valuation allowance has been recorded for the related amounts at September 30, 2019 and 2018.

ASC 740 Income Taxes prescribes a process by which a tax position taken, or expected to be taken, on an income tax return is determined based upon the technical merits of the position, along with whether the tax position meets a more-likely-than-not-recognition threshold, to determine the amount, if any, of unrecognized tax benefits to recognize in the financial statements. Estimated penalties and interest related to unrecognized tax benefits are included in income tax expense in the consolidated statements of income. For the year ended September 30, 2019, 2018, and 2017 the Company had no unrecognized tax benefits.
The Company files income tax returns in the U.S. federal jurisdiction and the state of Kansas, as well as other states where it has either established nexus under an economic nexus theory or has exceeded enumerated nexus thresholds based on the amount of interest income derived from sources within a given state. With few exceptions, the Company is no longer subject to U.S. federal and state examinations by tax authorities for fiscal years before 2016.

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

As annual loan payments are made on September 30, shares are released from collateral and allocated to qualified employees based on the proportion of their qualifying compensation to total qualifying compensation. On September 30, 2019, 165,198 shares were released from collateral.  On September 30, 2020, 165,198 shares will be released from collateral. As ESOP shares are committed to be released from collateral, the Company records compensation expense.  Dividends on unallocated ESOP shares are applied to the debt service payments of the loan secured by the unallocated shares. Dividends on unallocated ESOP shares in excess of the debt service payment are recorded as compensation expense and distributed to participants or participants' ESOP accounts.  Compensation expense related to the ESOP was $3.1 million for the year ended September 30, 2019, $2.9 million for the year ended September 30, 2018, and $3.3 million for the year ended September 30, 2017.  Of these amounts, $549 thousand, $541 thousand, and $784 thousand related to the difference between the market price of the Company's stock when the shares were acquired by the ESOP trust and the average market price of the Company's stock during the years ended September 30, 2019, 2018, and 2017, respectively. The amount included in compensation expense for dividends on unallocated ESOP shares in excess of the debt service payments was $906 thousand, $688 thousand, and $833 thousand for the years ended September 30, 2019, 2018, and 2017, respectively.

Shares may be withdrawn from the ESOP trust due to diversification (a participant may begin to diversify at least 25% of their ESOP shares at age 50), retirement, termination, or death of the participant. The following is a summary of shares held in the ESOP trust as of September 30, 2019 and 2018:

	2019	2018
	(Dollars in thousands)
Allocated ESOP shares	4,207,520	4,339,002
Unreleased ESOP shares	3,469,158	3,634,356
Total ESOP shares	7,676,678	7,973,358

Fair value of unreleased ESOP shares	$47,805	$46,302

12. STOCK-BASED COMPENSATION
The Company has a Stock Option Plan, a Restricted Stock Plan, and an Equity Incentive Plan, all of which are considered share-based plans. The Stock Option Plan and Restricted Stock Plan expired in April 2015. No additional grants can be made from these two plans; however, awards granted under these two plans remain outstanding until they are individually vested, forfeited or expire. The objectives of the Equity Incentive Plan are to provide additional compensation to certain officers, directors and key employees by facilitating their acquisition of stock interest in the Company and enable the Company to retain personnel of experience and ability in key positions of responsibility.

Stock Option Plans – There are currently 445,930 stock options outstanding as a result of grants awarded from the Stock Option Plan. The Equity Incentive Plan had 5,907,500 stock options originally eligible to be granted and, as of September 30, 2019, the Company had 4,199,316 stock options still available for future grants under this plan. This plan will expire in January 2027 and no additional grants may be made after expiration, but awards granted under this plan remain outstanding until they are individually vested, forfeited, or expire.

The Company may issue incentive and nonqualified stock options under the Equity Incentive Plan. The Company may also award stock appreciation rights, although no stock appreciation rights have been awarded to date. The incentive stock options expire no later than 10 years from the date of grant, and the nonqualified stock options expire no later than 15 years from the date of grant. The vesting period of the stock options under the Equity Incentive Plan generally has ranged from 3 years to 5 years. The stock option exercise price cannot be less than the market value at the date of the grant as defined by each plan. The fair value of stock option grants is estimated on the date of the grant using the Black-Scholes option pricing model.

At September 30, 2019, the Company had 1,013,295 stock options outstanding with a weighted average exercise price of $13.21 per option and a weighted average contractual life of 3.5 years, and 999,295 options exercisable with a weighted average exercise price of $13.22 per option and a weighted average contractual life of 3.5 years. The exercise price may be paid in cash, shares of common stock, or a combination of both. New shares are issued by the Company upon the exercise of stock options.

Compensation expense attributable to stock option awards during the years ended September 30, 2019, 2018, and 2017 totaled $49 thousand, $71 thousand, and $118 thousand, respectively. The fair value of stock options vested during the years ended September 30, 2019, 2018, and 2017 was $64 thousand, $77 thousand, and $174 thousand, respectively. As of September 30, 2019, the total future compensation cost related to non-vested stock options not yet recognized in the consolidated statements of income was $12 thousand, and the weighted average period over which these awards are expected to be recognized was 0.7 years.

Restricted Stock Plans – The Equity Incentive Plan had 2,363,000 shares originally eligible to be granted as restricted stock and, as of September 30, 2019, the Company had 1,648,050 shares available for future grants of restricted stock under this plan. This plan will expire in January 2027 and no additional grants may be made after expiration, but awards granted under this plan remain outstanding until they are individually vested or forfeited. The vesting period of the restricted stock awards under the Equity Incentive Plan has generally ranged from 3 years to 5 years. At September 30, 2019, the Company had 121,800 unvested restricted stock shares with a weighted average grant date fair value of $13.72 per share.

Compensation expense is calculated based on the fair market value of the common stock at the date of the grant, as defined by the plan, and is recognized over the vesting time period. Compensation expense attributable to restricted stock awards during the years ended September 30, 2019, 2018, and 2017 totaled $501 thousand, $301 thousand, and $388 thousand, respectively. The fair value of restricted stock that vested during the years ended September 30, 2019, 2018, and 2017 totaled $294 thousand, $294 thousand, and $563 thousand, respectively. As of September 30, 2019, there was $1.3 million of unrecognized compensation cost related to unvested restricted stock to be recognized over a weighted average period of 3.2 years.

13. COMMITMENTS AND CONTINGENCIES
The following table summarizes the Bank's loan commitments as of September 30, 2019 and 2018:

	2019	2018
	(Dollars in thousands)
Originate fixed-rate	$55,249	$46,645
Originate adjustable-rate	32,206	25,228
Purchase/participate fixed-rate	94,400	122,418
Purchase/participate adjustable-rate	49,141	10,085
	$230,996	$204,376

Commitments to originate loans are commitments to lend to a customer. Commitments to purchase/participate in loans represent commitments to purchase loans from correspondent lenders on a loan-by-loan basis or participate in commercial loans with a lead bank. The Bank evaluates each borrower's creditworthiness on a case-by-case basis. Commitments generally have expiration dates or other termination clauses and one- to four-family loan commitments may require the payment of a rate lock fee. Some of the commitments are expected to expire without being fully drawn upon; therefore, the amount of total commitments disclosed in the table above does not necessarily represent future cash requirements. As of September 30, 2019 and 2018, there were no significant loan-related commitments that met the definition of derivatives or commitments to sell mortgage loans. As of September 30, 2019 and 2018, the Bank had approved but unadvanced lines of credit of $265.2 million and $246.1 million, respectively.

The Company also has standby letters of credit, which are conditional commitments to guarantee the performance of a customer to a third party. Most guarantees have one-year terms. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At September 30, 2019 and 2018, the Company had $1.2 million in outstanding standby letters of credit, and no amounts had been recorded as liabilities for the Company's potential obligations under these agreements at either date.

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counterclaims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company's consolidated financial statements for the year ended September 30, 2019, or future periods.

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

In conjunction with the Company's corporate reorganization in December 2010, a "liquidation account" was established for the benefit of certain depositors of the Bank in an amount equal to Capitol Federal Savings Bank MHC's ownership interest in the retained earnings of Capitol Federal Financial as of June 30, 2010. As of September 30, 2019, the balance of this liquidation account was $127.6 million. Under applicable federal banking regulations, neither the Company nor the Bank is permitted to pay dividends on its capital stock to its stockholders if stockholders' equity would be reduced below the amount of the liquidation account at that time.
The Bank and the Company must maintain certain minimum capital ratios as set forth in the table below for capital adequacy purposes. Effective January 1, 2016, the Company and Bank were required to maintain a capital conservation buffer above certain minimum risk-based capital ratios for capital adequacy purposes in order to avoid certain restrictions on capital distributions and other payments including dividends, share repurchases, and certain compensation. The required capital conservation buffer was phased in over a four-year period by increasing the required buffer amount by 0.625% each year to a total of 2.50%. The capital conservation buffer was fully phased in on January 1, 2019. The capital conservation buffer was 2.500% at September 30, 2019 and 1.875% at September 30, 2018. At September 30, 2019 and 2018, the Bank and Company exceeded the capital conservation buffer requirement. Management believes, as of September 30, 2019, that the Bank and Company meet all capital adequacy requirements to which they are subject and there were no conditions or events subsequent to September 30, 2019 that would change the Bank's or Company's category.

In September 2019, the regulatory agencies, including the Office of the Comptroller of the Currency and FRB, adopted a final rule, effective January 1, 2020, creating a community bank leverage ratio ("CBLR") for institutions with total consolidated assets of less than $10 billion and that meet other qualifying criteria. Qualifying institutions that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules and to have met the well-capitalized ratio requirements. Management is still reviewing the CBLR framework, but expects the Bank and Company will elect to use the CBLR framework.

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank
As of September 30, 2019
Tier 1 leverage	$1,169,037	12.1%	$387,427	4.0%	$484,284	5.0%
Common Equity Tier 1 ("CET1") capital	1,169,037	24.1	218,042	4.5	314,949	6.5
Tier 1 capital	1,169,037	24.1	290,722	6.0	387,630	8.0
Total capital	1,178,263	24.3	387,630	8.0	484,537	10.0

As of September 30, 2018
Tier 1 leverage	1,202,125	13.0	370,559	4.0	463,199	5.0
CET1 capital	1,202,125	25.1	215,764	4.5	311,659	6.5
Tier 1 capital	1,202,125	25.1	287,685	6.0	383,580	8.0
Total capital	1,210,589	25.2	383,580	8.0	479,475	10.0

Company
As of September 30, 2019
Tier 1 leverage	1,336,377	13.8	387,346	4.0	N/A	N/A
CET1 capital	1,336,377	27.6	218,070	4.5	N/A	N/A
Tier 1 capital	1,336,377	27.6	290,759	6.0	N/A	N/A
Total capital	1,345,603	27.8	387,679	8.0	N/A	N/A

As of September 30, 2018
Tier 1 leverage	1,381,791	14.9	370,475	4.0	N/A	N/A
CET1 capital	1,381,791	28.6	215,793	4.5	N/A	N/A
Tier 1 capital	1,381,791	28.8	287,724	6.0	N/A	N/A
Total capital	1,390,255	29.0	383,632	8.0	N/A	N/A

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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value. The majority of the securities within the AFS portfolio were issued by GSEs. The Company primarily uses prices obtained from third-party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third-party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third-party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third-party pricing service when determining the fair value of its securities during the years ended September 30, 2019 and 2018. The Company's major security types, based on the nature and risks of the securities, are:

•
GSE Debentures - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for similar securities. (Level 2)

•
MBS - Estimated fair values are based on a discounted cash flow method. Cash flows are determined based on prepayment projections of the underlying mortgages and are discounted using current market yields for benchmark securities. (Level 2)

•
Municipal Bonds - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for securities with similar credit profiles. (Level 2)

Interest Rate Swaps - The Company's interest rate swaps are designated as cash flow hedges and are reported at fair value in other assets on the consolidated balance sheet if in a gain position, and in accounts payable and accrued expenses if in a loss position, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. See "Note 9. Deposits and Borrowed Funds" for additional information. The estimated fair values of the interest rates swaps are obtained from the counterparty and are determined by a discounted cash flow analysis using observable market-based inputs. On a quarterly basis, management corroborates the estimated fair values by internally calculating the estimated fair value using a discounted cash flow analysis with independent observable market-based inputs from a third party. The Company did not make any adjustments to the estimated fair values during the years ended September 30, 2019 and 2018. (Level 2)

The following tables provide the level of valuation assumption used to determine the carrying value of the Company's financial instruments measured at fair value on a recurring basis at the dates presented. The Company did not have any Level 3 financial instruments measured at fair value on a recurring basis at September 30, 2019 or 2018. The Company did not have any liabilities that were measured at fair value at September 30, 2018.

	September 30, 2019
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$936,487	$—	$936,487	$—
GSE debentures	249,954	—	249,954	—
Municipal bonds	18,422	—	18,422	—
	$1,204,863	$—	$1,204,863	$—

Liabilities:
Interest rate swaps	$33,090	$—	$33,090	$—

	September 30, 2018
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$445,090	$—	$445,090	$—
GSE debentures	265,398	—	265,398	—
Municipal bonds	4,126	—	4,126	—
	714,614	—	714,614	—
Interest rate swaps	9,685	—	9,685	—
	$724,299	$—	$724,299	$—

The following is a description of valuation methodologies used for significant financial instruments measured at fair value on a non-recurring basis.

Loans Receivable – The amount of loans individually evaluated for impairment on a non-recurring basis during fiscal years 2019 and 2018 that were still held in the portfolio as of September 30, 2019 and 2018 was $6.8 million and $6.7 million, respectively. The majority of these loans were secured by residential real estate and were individually evaluated to determine if the carrying value of the loan was in excess of the fair value of the collateral, less estimated selling costs of 10%. Fair values were estimated through current appraisals. Management does not adjust or apply a discount to the appraised value, except for the estimated sales cost noted above. The primary significant unobservable input for loans individually evaluated for impairment was the appraisal. Fair values of loans individually evaluated for impairment cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan and, as such, are classified as Level 3. Based on this evaluation, the Bank charged-off all loss amounts as of September 30, 2019 and 2018; therefore, the fair value was equal to the carrying value and there was no ACL related to these loans.

OREO – OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower of cost or fair value. The fair value for OREO is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value or listing price, except for the estimated sales costs noted above. The primary significant unobservable input for OREO was the appraisal or listing price. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property and, as such, are classified as Level 3. The fair value of OREO measured on a non-recurring basis during fiscal years 2019 and 2018 that was still held in the portfolio as of September 30, 2019 and 2018 was $678 thousand and $1.9 million, respectively. The carrying value of the properties equaled the fair value of the properties at September 30, 2019 and 2018.

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

The carrying amounts and estimated fair values of the Company's financial instruments by fair value hierarchy, at the dates presented, were as follows:

	2019
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$220,370	$220,370	$220,370	$—	$—
AFS securities	1,204,863	1,204,863	—	1,204,863	—
Loans receivable	7,416,747	7,654,586	—	—	7,654,586
FHLB stock	98,456	98,456	98,456	—	—
Liabilities:
Deposits	5,581,867	5,614,895	2,594,242	3,020,653	—
FHLB borrowings	2,139,989	2,153,041	100,001	2,053,040	—
Other borrowings	100,000	100,312	—	100,312	—
Interest rate swaps	33,090	33,090	—	33,090	—

	2018
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$139,055	$139,055	$139,055	$—	$—
AFS securities	714,614	714,614	—	714,614	—
HTM securities	612,318	601,071	—	601,071	—
Loans receivable	7,514,485	7,418,026	—	—	7,418,026
FHLB stock	99,726	99,726	99,726	—	—
Interest rate swaps	9,685	9,685	—	9,685	—
Liabilities:
Deposits	5,603,354	5,569,591	2,666,297	2,903,294	—
FHLB borrowings	2,174,981	2,145,477	100,000	2,045,477	—
Other borrowings	110,052	109,465	10,503	98,962	—

16. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the changes in the components of AOCI, net of tax, for the years presented.

	For the Year Ended September 30, 2019
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$(2,990)	$7,330	$4,340
Transfer of HTM securities to AFS securities	2,336	—	2,336
Other comprehensive income (loss), before reclassifications	10,804	(32,817)	(22,013)
Amount reclassified from AOCI	—	438	438
Other comprehensive income (loss)	13,140	(32,379)	(19,239)
Ending balance	$10,150	$(25,049)	$(14,899)

	For the Year Ended September 30, 2018
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$3,290	$(372)	$2,918
Other comprehensive income (loss), before reclassifications	(6,741)	6,981	240
Amount reclassified from AOCI	—	515	515
Other comprehensive income (loss)	(6,741)	7,496	755
Reclassification of certain income tax effects related to adoption of ASU 2018-02	461	206	667
Ending balance	$(2,990)	$7,330	$4,340

	For the Year Ended September 30, 2017
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$5,915	$—	$5,915
Other comprehensive income (loss), before reclassifications	(2,625)	(506)	(3,131)
Amount reclassified from AOCI	—	134	134
Other comprehensive income (loss)	(2,625)	(372)	(2,997)
Ending balance	$3,290	$(372)	$2,918

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

Details of the Company's primary types of non-interest income revenue streams by financial statement line reported in the consolidated statements of income that are within the scope of the amended ASU and ASC Topic 606 are below. During the current fiscal year, revenue from contracts with customers totaled $16.6 million.

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

In order to participate in the card payment networks, the Company must pay various transaction related costs established by the networks ("interchange network charges"), including membership fees and a per unit charge for each transaction. The Company determined it is acting as an agent for its debit card customers when they are utilizing the card payment networks; therefore, upon adoption of the amended ASU, interchange transaction fee income is reported net of interchange network charges. Previously, interchange network charges were reported in deposit and loan expense. Interchange network charges totaled $3.4 million and $3.0 million for fiscal years 2019 and 2018, respectively.

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

18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table presents summarized quarterly data for each of the years indicated for the Company.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(Dollars and counts in thousands, except per share amounts)
2019
Total interest and dividend income	$82,421	$82,037	$82,211	$83,285	$329,954
Net interest and dividend income	52,301	52,597	51,681	49,811	206,390
Provision for credit losses	—	—	450	300	750
Net income	24,383	24,554	22,897	22,409	94,243
Basic EPS	0.18	0.18	0.17	0.16	0.68
Diluted EPS	0.18	0.18	0.17	0.16	0.68
Dividends declared per share	0.475	0.085	0.335	0.085	0.98
Average number of basic shares outstanding	137,551	137,635	137,720	137,801	137,677
Average number of diluted shares outstanding	137,592	137,691	137,788	137,867	137,735

2018
Total interest and dividend income	$80,644	$81,774	$82,161	$77,313	$321,892
Net interest and dividend income	49,374	49,889	49,433	50,077	198,773
Provision for credit losses	—	—	—	—	—
Net income	31,836	23,330	22,372	21,389	98,927
Basic EPS	0.24	0.17	0.17	0.16	0.73
Diluted EPS	0.24	0.17	0.17	0.16	0.73
Dividends declared per share	0.375	0.085	0.335	0.085	0.88
Average number of basic shares outstanding	134,373	134,428	134,484	135,500	134,698
Average number of diluted shares outstanding	134,467	134,475	134,530	135,556	134,759

19. PARENT COMPANY FINANCIAL INFORMATION (PARENT COMPANY ONLY)
The Company serves as the holding company for the Bank (see "Note 1. Summary of Significant Accounting Policies"). The Company's (parent company only) balance sheets at the dates presented, and the related statements of income and cash flows for each of the years presented are as follows:

BALANCE SHEETS
SEPTEMBER 30, 2019 and 2018
(Dollars in thousands, except per share amounts)

	2019	2018
ASSETS:
Cash and cash equivalents	$126,320	$137,684
Investment in the Bank	1,168,986	1,221,706
Note receivable - ESOP	39,971	41,285
Other assets	711	690
Income taxes receivable, net	429	486
TOTAL ASSETS	$1,336,417	$1,401,851

LIABILITIES:
Junior subordinated debentures	$—	$10,052
Accounts payable and accrued expenses	91	177
Total liabilities	91	10,229

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 141,440,030 and 141,225,516
shares issued and outstanding as of September 30, 2019 and 2018, respectively	1,414	1,412
Additional paid-in capital	1,210,226	1,207,644
Unearned compensation - ESOP	(34,692)	(36,343)
Retained earnings	174,277	214,569
AOCI, net of tax	(14,899)	4,340
Total stockholders' equity	1,336,326	1,391,622
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,336,417	$1,401,851

STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 2019, 2018, and 2017
(Dollars in thousands)

	2019	2018	2017
INTEREST AND DIVIDEND INCOME:
Dividend income from the Bank	$129,409	$134,540	$120,215
Interest income from other investments	2,428	1,951	1,715
Total interest and dividend income	131,837	136,491	121,930
INTEREST EXPENSE	403	62	—
NET INTEREST INCOME	131,434	136,429	121,930
NON-INTEREST INCOME	14	—	—
NON-INTEREST EXPENSE:
Salaries and employee benefits	829	1,031	896
Regulatory and outside services	286	1,129	247
Other non-interest expense	652	581	561
Total non-interest expense	1,767	2,741	1,704
INCOME BEFORE INCOME TAX EXPENSE AND EQUITY IN
EXCESS OF DISTRIBUTION OVER EARNINGS OF SUBSIDIARY	129,681	133,688	120,226
INCOME TAX EXPENSE (BENEFIT)	57	(179)	4
INCOME BEFORE EQUITY IN EXCESS OF
DISTRIBUTION OVER EARNINGS OF SUBSIDIARY	129,624	133,867	120,222
EQUITY IN EXCESS OF DISTRIBUTION OVER EARNINGS OF SUBSIDIARY	(35,381)	(34,940)	(36,085)
NET INCOME	$94,243	$98,927	$84,137

STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2019, 2018, and 2017
(Dollars in thousands)

	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$94,243	$98,927	$84,137
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in excess of distribution over earnings of subsidiary	35,381	34,940	36,085
Depreciation of equipment	37	30	29
Loss on disposal of premises and equipment	8	—	—
Provision for deferred income taxes	—	(35)	(2)
Changes in:
Other assets	54	(53)	(5)
Income taxes receivable/payable	57	(145)	(40)
Accounts payable and accrued expenses	(86)	(257)	(22)
Net cash provided by operating activities	129,694	133,407	120,182

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal collected on note receivable from ESOP	1,314	1,272	1,233
Cash acquired from acquisition	—	18	—
Purchase of equipment	(423)	—	—
Proceeds from the redemption of common equity securities related to the redemption of junior subordinated debentures	302	—	—
Net cash provided by investing activities	1,193	1,290	1,233

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payment from subsidiary related to restricted stock awards	1,245	253	293
Cash dividends paid	(134,929)	(118,312)	(117,963)
Repayment of other borrowings	(10,052)	—	—
Stock options exercised	1,485	261	8,843
Net cash used in financing activities	(142,251)	(117,798)	(108,827)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,364)	16,899	12,588

CASH AND CASH EQUIVALENTS:
Beginning of year	137,684	120,785	108,197
End of year	$126,320	$137,684	$120,785

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisition	$—	$39,113	$—
Capital contribution to subsidiary in conjunction with acquisition of CCB	$—	$48,798	$—

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of September 30, 2019.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2019, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Management's Report on Internal Control Over Financial Reporting
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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Management has concluded that the Company maintained an effective system of internal control over financial reporting based on these criteria as of September 30, 2019.

The Company's independent registered public accounting firm, Deloitte & Touche LLP, who audited the consolidated financial statements included in the Company's annual report, has issued an audit report on the Company's internal control over financial reporting as of September 30, 2019 and it is included in Item 8.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As of September 30, 2019, the Company has integrated CCB's operations into the Company's internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item concerning the Company's directors and any delinquent reports under Section 16(a) of the Act is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2020, a copy of which will be filed not later than 120 days after the close of the fiscal year. Pursuant to General Instruction G(3), information concerning executive officers of the Company is included in Part I, under the caption "Executive Officers of the Registrant" of this Form 10-K.

Information required by this item regarding the audit committee of the Company's Board of Directors, including information regarding the audit committee financial experts serving on the committee, is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2020, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Code of Ethics
We have adopted a written code of ethics within the meaning of Item 406 of SEC Regulation S-K that applies to our principal executive officer and senior financial officers, and to all of our other employees and our directors, a copy of which is available free of charge in the Investor Relations section of our website, www.capfed.com.

Item 11.  Executive Compensation
Information required by this item concerning compensation is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2020, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2020, a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table sets forth information as of September 30, 2019 with respect to compensation plans under which shares of our common stock may be issued.

Equity Compensation Plan Information
Number of Shares
Remaining Available
for Future Issuance
	Number of Shares		Under Equity
	to be issued upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Shares
	Outstanding Options,	Outstanding Options,	Reflected in the
Plan Category	Warrants and Rights	Warrants and Rights	First Column)
Equity compensation plans
approved by stockholders	1,013,295	$13.21	5,847,366	(1)
Equity compensation plans not
approved by stockholders	N/A	N/A	N/A
	1,013,295	$13.21	5,847,366

(1)	This amount includes 1,648,050 shares available for future grants of restricted stock under the Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item concerning certain relationships, related transactions and director independence is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2020, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Principal Accounting Fees and Services
Information required by this item concerning principal accounting fees and services is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2020, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)     The following is a list of documents filed as part of this report:
(1)  Financial Statements:

The following financial statements are included under Part II, Item 8 of this Form 10-K:

1.	Reports of Independent Registered Public Accounting Firm.

2.	Consolidated Balance Sheets as of September 30, 2019 and 2018.

3.	Consolidated Statements of Income for the Years Ended September 30, 2019, 2018, and 2017.

4.	Consolidated Statements of Comprehensive Income for the Years Ended September 30, 2019, 2018, and 2017.

5.	Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2019, 2018, and 2017.

6.	Consolidated Statements of Cash Flows for the Years Ended September 30, 2019, 2018, and 2017.

7.	Notes to Consolidated Financial Statements for the Years Ended September 30, 2019, 2018, and 2017.

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

3(ii)	Bylaws of Capitol Federal Financial, Inc., as amended, filed on September 30, 2016, as Exhibit 3.2 to Form 8-K for Capitol Federal Financial Inc. and incorporated herein by reference
4	Description of the Registrant's Securities
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

10.1(iii)	Form of Change of Control Agreement with Daniel L. Lehman filed on November 29, 2016 as Exhibit 10.1(v) to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.1(iv)	Form of Change of Control Agreement with Robert D. Kobbeman filed on November 29, 2018 as Exhibit 10.1(iv) to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.1(v)	Employment Agreement with Robert D. Kobbeman, as amended, filed on November 29, 2018 as Exhibit 10.1(v) to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.1(vi)	Form of Change of Control Agreement with Anthony S. Barry filed on May 10, 2019 as Exhibit 10.1(vi) to the Registrant's March 31, 2019 Form 10-Q and incorporated herein by reference
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
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer, and Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer

101
The following information from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2019, filed with the SEC on November 27, 2019, has been formatted in Inline eXtensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets at September 30, 2019 and 2018, (ii) Consolidated Statements of Income for the fiscal years ended September 30, 2019, 2018, and 2017, (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended September 30, 2019, 2018, and 2017, (iv) Consolidated Statement of Stockholders' Equity for the fiscal years ended September 30, 2019, 2018, and 2017, (v) Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2019, 2018, and 2017, and (vi) Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File, formatted in Inline XBRL and included in Exhibit 101

*May be obtained free of charge in the Investor Relations section of our website, www.capfed.com.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: November 27, 2019	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ John B. Dicus	By:	/s/ Reginald L. Robinson
	John B. Dicus, Chairman, President		Reginald L. Robinson, Director
	and Chief Executive Officer		Date: November 27, 2019
(Principal Executive Officer)
	Date: November 27, 2019	By:	/s/ Michael T. McCoy, M.D.
Michael T. McCoy, M.D., Director
By:	/s/ Kent G. Townsend		Date: November 27, 2019
Kent G. Townsend, Executive Vice President,
	Chief Financial Officer and Treasurer	By:	/s/ James G. Morris
	(Principal Financial Officer)		James G. Morris, Director
	Date: November 27, 2019		Date: November 27, 2019

By:	/s/ Jeffrey R. Thompson	By:	/s/ Michel' P. Cole
	Jeffrey R. Thompson, Director		Michel' P. Cole, Director
	Date: November 27, 2019		Date: November 27, 2019

By:	/s/ Jeffrey M. Johnson	By:	/s/ Tara D. Van Houweling
	Jeffrey M. Johnson, Director		Tara D. Van Houweling, First Vice President
	Date: November 27, 2019		and Reporting Director
(Principal Accounting Officer)
By:	/s/ Morris J. Huey II		Date: November 27, 2019
Morris J. Huey II, Director
Date: November 27, 2019