Form 10-Q
period 2019-12-31
Capitol Federal Financial, Inc.
filed 2020-02-07
CIK 1490906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
Form 10-Q
________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
or
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

As of January 31, 2020, there were 141,512,165 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except per share amounts)

	December 31,	September 30,
	2019	2019
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $46,427 and $198,809)	$70,703	$220,370
Available-for-sale ("AFS") securities, at estimated fair value	1,229,587	1,204,863
Loans receivable, net (allowance for credit losses ("ACL") of $9,435 and $9,226)	7,429,207	7,416,747
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	99,861	98,456
Premises and equipment, net	98,188	96,784
Income taxes receivable, net	—	2
Other assets	309,026	302,796
TOTAL ASSETS	$9,236,572	$9,340,018

LIABILITIES:
Deposits	$5,585,851	$5,581,867
Borrowings	2,189,991	2,239,989
Advance payments by borrowers for taxes and insurance	27,284	65,686
Income taxes payable, net	3,802	—
Deferred income tax liabilities, net	15,308	14,282
Accounts payable and accrued expenses	107,742	101,868
Total liabilities	7,929,978	8,003,692

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 141,502,665 and 141,440,030
shares issued and outstanding as of December 31, 2019 and September 30, 2019, respectively	1,415	1,414
Additional paid-in capital	1,211,172	1,210,226
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(34,279)	(34,692)
Retained earnings	138,213	174,277
Accumulated other comprehensive (loss) income ("AOCI"), net of tax	(9,927)	(14,899)
Total stockholders' equity	1,306,594	1,336,326
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,236,572	$9,340,018

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended
	December 31,
	2019	2018
INTEREST AND DIVIDEND INCOME:
Loans receivable	$69,914	$70,772
Mortgage-backed securities ("MBS")	6,102	6,523
FHLB stock	1,826	1,971
Investment securities	1,507	1,441
Cash and cash equivalents	687	1,714
Total interest and dividend income	80,036	82,421
INTEREST EXPENSE:
Deposits	17,962	15,725
Borrowings	13,377	14,395
Total interest expense	31,339	30,120
NET INTEREST INCOME	48,697	52,301
PROVISION FOR CREDIT LOSSES	225	—
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	48,472	52,301
NON-INTEREST INCOME:
Deposit service fees	3,062	3,352
Insurance commissions	691	626
Other non-interest income	1,751	1,446
Total non-interest income	5,504	5,424
NON-INTEREST EXPENSE:
Salaries and employee benefits	13,471	12,962
Information technology and related expense	4,141	4,599
Occupancy, net	3,207	3,252
Advertising and promotional	1,410	760
Regulatory and outside services	1,343	1,766
Deposit and loan transaction costs	711	736
Office supplies and related expense	519	459
Federal insurance premium	—	528
Other non-interest expense	1,698	1,720
Total non-interest expense	26,500	26,782
INCOME BEFORE INCOME TAX EXPENSE	27,476	30,943
INCOME TAX EXPENSE	4,965	6,560
NET INCOME	$22,511	$24,383

Basic earnings per share ("EPS")	$0.16	$0.18
Diluted EPS	$0.16	$0.18

Basic weighted average common shares	137,898,010	137,550,920
Diluted weighted average common shares	137,976,122	137,592,379

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	December 31,
	2019	2018
Net income	$22,511	$24,383
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on AFS securities arising during the period,
net of taxes of $145 and $(1,133)	(452)	3,527
Changes in unrealized gains (losses) on cash flow hedges,
net of taxes of $(1,741) and $3,128	5,424	(9,744)
Comprehensive income	$27,483	$18,166

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)

		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at September 30, 2019	$1,414	$1,210,226	$(34,692)	$174,277	$(14,899)	$1,336,326
Net income				22,511		22,511
Other comprehensive income, net of tax					4,972	4,972
Cumulative effect of adopting Accounting Standards Update ("ASU") 2016-02				88		88
ESOP activity		169	413			582
Restricted stock activity, net		(1)				(1)
Stock-based compensation		166				166
Stock options exercised	1	612				613
Cash dividends to stockholders ($0.425 per share)				(58,663)		(58,663)
Balance at December 31, 2019	$1,415	$1,211,172	$(34,279)	$138,213	$(9,927)	$1,306,594

		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at September 30, 2018	$1,412	$1,207,644	$(36,343)	$214,569	$4,340	$1,391,622
Net income				24,383		24,383
Other comprehensive loss, net of tax					(6,217)	(6,217)
Cumulative effect of adopting ASU 2014-09				394		394
ESOP activity		118	413			531
Stock-based compensation		95				95
Stock options exercised	1	466				467
Cash dividends to stockholders ($0.475 per share)				(65,362)		(65,362)
Balance at December 31, 2018	$1,413	$1,208,323	$(35,930)	$173,984	$(1,877)	$1,345,913

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,511	$24,383
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(1,826)	(1,971)
Provision for credit losses	225	—
Amortization and accretion of premiums and discounts on securities	228	388
Depreciation and amortization of premises and equipment	2,286	2,518
Amortization of intangible assets	500	608
Amortization of deferred amounts related to FHLB advances, net	2	2
Common stock committed to be released for allocation - ESOP	582	531
Stock-based compensation	166	95
Changes in:
Unrestricted cash collateral (provided to)/received from derivative counterparties, net	—	(9,970)
Other assets, net	1,237	1,050
Income taxes payable/receivable, net	3,808	5,589
Deferred income tax liabilities, net	(597)	(746)
Accounts payable and accrued expenses	(2,312)	(8,175)
Net cash provided by operating activities	26,810	14,302

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(149,359)	—
Proceeds from calls, maturities and principal reductions of AFS securities	123,810	51,003
Proceeds from calls, maturities and principal reductions of held-to-maturity ("HTM") securities	—	42,876
Proceeds from the redemption of FHLB stock	421	94,500
Purchase of FHLB stock	—	(93,324)
Net change in loans receivable	(12,844)	(11,898)
Purchase of premises and equipment	(3,882)	(2,183)
Proceeds from sale of other real estate owned ("OREO")	585	631
Proceeds from bank-owned life insurance ("BOLI") death benefit	490	—
Net cash (used in) provided by investing activities	(40,779)	81,605

		(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	December 31,
	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(58,663)	(65,362)
Net change in deposits	3,984	(45,490)
Proceeds from borrowings	362,400	2,615,000
Repayments on borrowings	(412,400)	(2,618,866)
Change in advance payments by borrowers for taxes and insurance	(38,402)	(36,858)
Stock options exercised	613	467
Net cash used in financing activities	(142,468)	(151,109)

NET DECREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	(156,437)	(55,202)

CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS:
Beginning of period	253,700	139,055
End of period	$97,263	$83,853

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Operating lease right-of-use assets obtained	$15,658	$—
Operating lease liabilities obtained	$15,543	$—

See accompanying notes to consolidated financial statements.		(Concluded)

Notes to Consolidated Financial Statements (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The consolidated financial statements include the accounts of Capitol Federal Financial, Inc.® (the "Company") and its wholly-owned subsidiary, Capitol Federal Savings Bank (the "Bank"). The Bank has two wholly-owned subsidiaries, Capitol Funds, Inc. and Capital City Investments, Inc. Capitol Funds, Inc. has a wholly-owned subsidiary, Capitol Federal Mortgage Reinsurance Company. Capital City Investments, Inc. is a real estate and investment holding company. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2019, filed with the Securities and Exchange Commission ("SEC"). Interim results are not necessarily indicative of results for a full year.

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Cash, cash equivalents, restricted cash and restricted cash equivalents reported in the statement of cash flows include cash and cash equivalents of $70.7 million and $220.4 million at December 31, 2019 and September 30, 2019, respectively, and restricted cash and cash equivalents of $26.6 million and $33.3 million at December 31, 2019 at September 30, 2019, respectively, which was included in other assets on the consolidated balance sheet.  The restricted cash and cash equivalents relate to the collateral postings to/from the Bank's derivative counterparties associated with the Bank's interest rate swaps.  See additional discussion regarding the interest rate swaps in Note 5. Borrowed Funds.

Net Presentation of Cash Flows Related to Borrowings - At times, the Bank enters into certain FHLB advances with contractual maturities of 90 days or less. Cash flows related to these advances are reported on a net basis in the consolidated statements of cash flows. There was no FHLB advance activity reported on a net basis in the consolidated statements of cash flows during the three months ended December 31, 2019 and 2018.

Leases - The Company leases real estate property for branches, ATMs, and certain equipment. All of the leases in which the Company is the lessee are classified as operating leases. The Company determines if an arrangement is a lease at inception and if the lease is an operating lease or a finance lease.

Operating lease right-of-use assets represent the Company's right to use an underlying asset during the lease term and operating lease liabilities represent the Company's obligation to make lease payments arising from the lease. The right-of-use assets associated with operating leases are recorded in other assets in the Company's consolidated balance sheets. The lease liabilities associated with operating leases are included in accounts payable and accrued expenses on the consolidated balance sheets. The period over which the right-of-use asset is amortized is generally the lesser of the expected remaining term or the remaining useful life of the leased asset. The lease liability is decreased as periodic lease payments are made. The Company performs impairment assessments for right-of-use assets when events or changes in circumstances indicate that their carrying values may not be recoverable.

The calculated amount of the right-of-use assets and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum remaining lease payments. The Company's lease agreements often include one or more options to renew at the Company's discretion. If, at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company includes the extended term in the calculation of the right-of-use asset and lease liability. Generally, the Company cannot practically determine the interest rate implicit in the lease so the Company's incremental borrowing rate is used as the discount rate for the lease. The Company uses FHLB advance interest rates, which have been deemed as the Company's incremental borrowing rate, at lease inception based upon the term of the lease. For operating leases existing prior to October 1, 2019, the rate for the remaining lease term as of October 1, 2019 was applied. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Lease expense, variable lease expense and short-term lease expense are included in occupancy expense in the Company's consolidated statements of income. For facility-related leases, the Company elected, by lease class, to not separate lease and non-lease components. Lease expense is recognized on a straight-line basis over the lease term. Variable lease expense primarily represents payments such as common area maintenance and utilities and are recognized as expense in the period when those payments are incurred. Short-term lease expense relates to leases with an initial term of 12 months or less. The Company has elected to not record a right-of-use asset or lease liability for short-term leases.

Recent Accounting Pronouncements - In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases. The ASU, as amended, revises lease accounting guidance by requiring that lessees recognize the assets and liabilities arising from leases on the balance sheet. Additionally, the ASU requires entities to disclose both quantitative and qualitative information regarding their leasing activities. The accounting applied by a lessor is largely unchanged from that applied under the previous guidance. In July 2018, the FASB issued ASU 2018-11, Leases, which provides entities with relief from the costs of implementation by allowing the option to not restate comparative periods as part of the transition. The ASU, as amended, became effective for the Company on October 1, 2019. Upon adoption, the Company elected the modified retrospective approach and the optional transition method under which the Company used the effective date as the date of initial application of the amendments. The optional practical expedients the Company elected include: (1) not reassessing whether any expired or existing contracts are or contain leases, (2) not reassessing the classification of any expired or existing contracts, (3) not reassessing initial direct costs for existing leases, and (4) using hindsight for leases existing at adoption date. For leases with an initial term of 12 months or less, the Company elected the short-term lease option, which entails not recognizing right-of-use assets and lease liabilities for these leases. Additionally, the Company elected, for facility-related leases, the practical expedient that allows an entity to elect, by lease class, the ability to not separate lease and non-lease components. Upon adoption, the Company recognized a right-of-use asset of $15.7 million and a lease liability of $15.5 million, related to the Company's non-cancellable operating lease commitments based on the present value of the expected remaining lease payments as of October 1, 2019. The cumulative-effect adjustment to retained earnings at the time of adoption totaled $88 thousand. These ASUs did not have a material impact on the Company's results of operations and cash flows at the time of adoption. The disclosures required by the ASU are included in Note 9. Leases.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU, as amended, replaces the incurred loss impairment methodology in current GAAP, which requires credit losses to be recognized when it is probable that a loss has been incurred, with a new impairment methodology. The new impairment methodology requires an entity to measure, at each reporting date, the expected credit losses of financial assets not measured at fair value, such as loans and loan commitments, over their contractual lives. Under the new impairment methodology, expected credit losses will be measured at each reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Additionally, the ASU amends the current credit loss measurements for AFS debt securities. Credit losses related to AFS debt securities will be recorded through the ACL rather than as a direct write-down as per current GAAP. The ASU also requires enhanced disclosures related to credit quality and significant estimates and judgments used by management when estimating credit losses. The ASU will become effective for the Company on October 1, 2020. The Company continues to work with a software provider on the application and implementation of the new accounting guidance. The integration of the Company's data with the software provider is complete. Model development, with the assistance of the software provider, is currently in process. While we are currently unable to reasonably estimate the impact of adopting this ASU, we expect the impact of adoption will be influenced by the composition of our loan and securities portfolios as well as the economic conditions and forecasts at the time of adoption.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This ASU makes clarifications and corrections to the application of the guidance contained in each of the amended topics. According to the provisions of the ASU, entities that have not adopted ASU 2017-12 prior to the issuance of ASU 2019-04 shall adopt the provisions of both ASUs at the same time. The effective date of the non-hedging amendments contained in ASU 2019-04 for the Company is October 1, 2020. The Company is currently evaluating the effect of the non-hedging amendments contained in this ASU on the Company's consolidated financial condition, results of operations and disclosures.

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

	For the Three Months Ended
	December 31,
	2019	2018
	(Dollars in thousands, except per share amounts)
Net income	$22,511	$24,383
Income allocated to participating securities	(19)	(9)
Net income available to common stockholders	$22,492	$24,374

Average common shares outstanding	137,897,561	137,550,471
Average committed ESOP shares outstanding	449	449
Total basic average common shares outstanding	137,898,010	137,550,920

Effect of dilutive stock options	78,112	41,459

Total diluted average common shares outstanding	137,976,122	137,592,379

Net EPS:
Basic	$0.16	$0.18
Diluted	$0.16	$0.18

Antidilutive stock options, excluded from the diluted average
common shares outstanding calculation	435,750	550,021

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS securities at the dates presented. The majority of the MBS and investment securities portfolios are composed of securities issued by United States government-sponsored enterprises ("GSEs").

	December 31, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$924,732	$14,983	$2,398	$937,317
GSE debentures	274,994	257	96	275,155
Municipal bonds	17,050	65	—	17,115
	$1,216,776	$15,305	$2,494	$1,229,587

	September 30, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$923,256	$15,571	$2,340	$936,487
GSE debentures	249,828	304	178	249,954
Municipal bonds	18,371	52	1	18,422
	$1,191,455	$15,927	$2,519	$1,204,863

The following tables summarize the estimated fair value and gross unrealized losses of those AFS securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	December 31, 2019
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$71,249	$387	$174,037	$2,011
GSE debentures	24,946	54	74,952	42
Municipal bonds	—	—	—	—
	$96,195	$441	$248,989	$2,053

	September 30, 2019
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$111,368	$126	$199,442	$2,214
GSE debentures	—	—	74,812	178
Municipal bonds	1,755	1	—	—
	$113,123	$127	$274,254	$2,392

The unrealized losses at December 31, 2019 and September 30, 2019 were a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in market yields as temporary. Therefore, these securities have not been classified as other-than-temporarily impaired. The impairment is also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities, nor is it more likely than not that the Company will be required to sell the securities, before the recovery of the remaining amortized cost amount, which could be at maturity. As a result of the analysis, management has concluded that no other-than-temporary impairments existed at December 31, 2019 or September 30, 2019.
The amortized cost and estimated fair value of AFS debt securities as of December 31, 2019, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without prepayment penalty. For this reason, MBS are not included in the maturity categories.

	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
One year or less	$81,453	$81,417
One year through five years	185,591	185,853
Five years through ten years	25,000	25,000
	292,044	292,270
MBS	924,732	937,317
	$1,216,776	$1,229,587

The following table presents the taxable and non-taxable components of interest income on investment securities for the periods presented.

	For the Three Months Ended
	December 31,
	2019	2018
	(Dollars in thousands)
Taxable	$1,437	$1,348
Non-taxable	70	93
	$1,507	$1,441

The following table summarizes the carrying value of securities pledged as collateral for the obligations indicated below as of the dates presented.

	December 31, 2019	September 30, 2019
	(Dollars in thousands)
Public unit deposits	$307,875	$381,143
Repurchase agreements	108,000	108,271
Federal Reserve Bank of Kansas City ("FRB of Kansas City")	6,109	6,636
	$421,984	$496,050

4. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at the dates presented is summarized as follows:

	December 31, 2019	September 30, 2019
	(Dollars in thousands)
One- to four-family:
Originated	$3,927,015	$3,873,851
Correspondent purchased	2,343,750	2,349,877
Bulk purchased	237,691	252,347
Construction	38,771	36,758
Total	6,547,227	6,512,833
Commercial:
Commercial real estate	583,848	583,617
Commercial and industrial	57,019	61,094
Construction	107,372	123,159
Total	748,239	767,870
Consumer:
Home equity	118,491	120,587
Other	10,877	11,183
Total	129,368	131,770

Total loans receivable	7,424,834	7,412,473

Less:
ACL	9,435	9,226
Discounts/unearned loan fees	30,323	31,058
Premiums/deferred costs	(44,131)	(44,558)
	$7,429,207	$7,416,747

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

The Bank's commercial and industrial loans are generally made in the Bank's market areas and are underwritten on the basis of the borrower's ability to service the debt from income. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets. In general, commercial and industrial loans involve more credit risk than commercial real estate loans due to the type of collateral securing these loans. As a result of these additional complexities, variables and risks, these loans require more thorough underwriting and servicing than other types of loans.

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

The following tables present the recorded investment, by class, in loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total recorded investment at the dates presented. The recorded investment in loans is defined as the unpaid principal balance of a loan, less charge-offs and inclusive of unearned loan fees and deferred costs. At December 31, 2019 and September 30, 2019, all loans 90 or more days delinquent were on nonaccrual status.

	December 31, 2019
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family:
Originated	$8,980	$3,527	$12,507	$3,938,497	$3,951,004
Correspondent purchased	4,179	1,395	5,574	2,369,379	2,374,953
Bulk purchased	3,345	701	4,046	234,723	238,769
Commercial:
Commercial real estate	963	—	963	687,095	688,058
Commercial and industrial	231	—	231	56,385	56,616
Consumer:
Home equity	442	328	770	117,637	118,407
Other	45	12	57	10,778	10,835
	$18,185	$5,963	$24,148	$7,414,494	$7,438,642

	September 30, 2019
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family:
Originated	$7,187	$3,261	$10,448	$3,885,335	$3,895,783
Correspondent purchased	2,762	1,023	3,785	2,377,629	2,381,414
Bulk purchased	3,624	1,484	5,108	248,376	253,484
Commercial:
Commercial real estate	762	—	762	702,377	703,139
Commercial and industrial	70	173	243	60,340	60,583
Consumer:
Home equity	446	302	748	119,688	120,436
Other	78	21	99	11,035	11,134
	$14,929	$6,264	$21,193	$7,404,780	$7,425,973

The recorded investment in mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of December 31, 2019 and September 30, 2019 was $1.6 million and $1.5 million, respectively, which is included in loans 90 or more days delinquent or in foreclosure in the table above.   The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure was $512 thousand at December 31, 2019 and $745 thousand at September 30, 2019.

The following table presents the recorded investment, by class, in loans classified as nonaccrual at the dates presented.

	December 31, 2019	September 30, 2019
	(Dollars in thousands)
One- to four-family:
Originated	$4,159	$4,436
Correspondent purchased	1,395	1,023
Bulk purchased	835	1,551
Commercial:
Commercial real estate	187	—
Commercial and industrial	175	173
Consumer:
Home equity	328	337
Other	12	21
	$7,091	$7,541

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

	December 31, 2019		September 30, 2019
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family:
Originated	$12,558	$16,901	$12,941	$15,628
Correspondent purchased	3,102	3,248	2,349	2,785
Bulk purchased	100	5,080	102	5,294
Commercial:
Commercial real estate	51,556	2,599	52,891	2,472
Commercial and industrial	1,232	2,752	1,215	3,057
Consumer:
Home equity	366	673	280	696
Other	8	10	2	24
	$68,922	$31,263	$69,780	$29,956

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

	December 31, 2019		September 30, 2019
	Credit Score	LTV	Credit Score	LTV
One- to four-family - originated	768	62%	768	62%
One- to four-family - correspondent	764	65	765	65
One- to four-family - bulk purchased	763	61	762	61
Consumer - home equity	754	19	754	19
	766	62	766	62

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

For the Three Months Ended
December 31, 2019
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
(Dollars in thousands)
One- to four-family:
Originated	2	$103	$102
Correspondent purchased	—	—	—
Bulk purchased	1	75	134
Commercial:
Commercial real estate	—	—	—
Commercial and industrial	—	—	—
Consumer:
Home equity	—	—	—
Other	—	—	—
	3	$178	$236

For the Three Months Ended
December 31, 2018
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
(Dollars in thousands)
One- to four-family:
Originated	1	$117	$117
Correspondent purchased	—	—	—
Bulk purchased	—	—	—
Commercial:
Commercial real estate	—	—	—
Commercial and industrial	—	—	—
Consumer:
Home equity	—	—	—
Other	—	—	—
	1	$117	$117

The following table provides information on TDRs that became delinquent during the periods presented within 12 months after being restructured.

For the Three Months Ended
	December 31, 2019		December 31, 2018
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
(Dollars in thousands)
One- to four-family:
Originated	1	$38	—	$—
Correspondent purchased	—	—	—	—
Bulk purchased	1	134	—	—
Commercial:
Commercial real estate	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer:
Home equity	—	—	—	—
Other	—	—	—	—
	2	$172	—	$—

Impaired loans - The following information pertains to impaired loans, by class, as of the dates presented.

	December 31, 2019			September 30, 2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	ACL	Investment	Balance	ACL
	(Dollars in thousands)
With no related allowance recorded
One- to four-family:
Originated	$14,568	$15,135	$—	$14,683	$15,241	$—
Correspondent purchased	1,756	1,861	—	1,763	1,868	—
Bulk purchased	5,020	5,737	—	4,943	5,661	—
Commercial:
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	—	148	—	60	184	—
Consumer:
Home equity	327	440	—	345	462	—
Other	—	31	—	—	29	—
	21,671	23,352	—	21,794	23,445	—
With an allowance recorded
One- to four-family:
Originated	—	—	—	—	—	—
Correspondent purchased	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	2,432	2,432	225	—	—	—
Consumer:
Home equity	—	—	—	—	—	—
Other	—	—	—	—	—	—
	2,432	2,432	225	—	—	—
Total
One- to four-family:
Originated	14,568	15,135	—	14,683	15,241	—
Correspondent purchased	1,756	1,861	—	1,763	1,868	—
Bulk purchased	5,020	5,737	—	4,943	5,661	—
Commercial:
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	2,432	2,580	225	60	184	—
Consumer:
Home equity	327	440	—	345	462	—
Other	—	31	—	—	29	—
	$24,103	$25,784	$225	$21,794	$23,445	$—

The following information pertains to impaired loans, by class, for the periods presented.

	For the Three Months Ended
	December 31, 2019		December 31, 2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
With no related allowance recorded
One- to four-family:
Originated	$14,621	$161	$18,049	$185
Correspondent purchased	1,760	18	2,309	22
Bulk purchased	4,978	52	5,632	43
Commercial:
Commercial real estate	—	—	—	—
Commercial and industrial	33	—	—	—
Consumer:
Home equity	337	6	489	9
Other	—	—	—	—
	21,729	237	26,479	259
With an allowance recorded
One- to four-family:
Originated	—	—	—	—
Correspondent purchased	—	—	—	—
Bulk purchased	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—
Commercial and industrial	608	12	—	—
Consumer:
Home equity	—	—	—	—
Other	—	—	—	—
	608	12	—	—
Total
One- to four-family:
Originated	14,621	161	18,049	185
Correspondent purchased	1,760	18	2,309	22
Bulk purchased	4,978	52	5,632	43
Commercial:
Commercial real estate	—	—	—	—
Commercial and industrial	641	12	—	—
Consumer:
Home equity	337	6	489	9
Other	—	—	—	—
	$22,337	$249	$26,479	$259

Allowance for Credit Losses - The following is a summary of ACL activity, by loan portfolio segment, for the periods presented, and the ending balance of ACL based on the Company's impairment methodology.

	For the Three Months Ended December 31, 2019
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,000	$1,203	$687	$3,890	$5,171	$165	$9,226
Charge-offs	(18)	—	—	(18)	(24)	(6)	(48)
Recoveries	—	—	—	—	27	5	32
Provision for credit losses	65	(3)	(75)	(13)	244	(6)	225
Ending balance	$2,047	$1,200	$612	$3,859	$5,418	$158	$9,435

	For the Three Months Ended December 31, 2018
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,953	$1,861	$925	$5,739	$2,556	$168	$8,463
Charge-offs	(20)	—	(26)	(46)	—	(10)	(56)
Recoveries	3	—	89	92	2	57	151
Provision for credit losses	(175)	(113)	(152)	(440)	476	(36)	—
Ending balance	$2,761	$1,748	$836	$5,345	$3,034	$179	$8,558

The following is a summary of the loan portfolio and related ACL balances, at the dates presented, by loan portfolio segment disaggregated by the Company's impairment method.

	December 31, 2019
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$3,936,436	$2,373,197	$233,749	$6,543,382	$742,242	$128,915	$7,414,539

Recorded investment in loans
individually evaluated for impairment	14,568	1,756	5,020	21,344	2,432	327	24,103
	$3,951,004	$2,374,953	$238,769	$6,564,726	$744,674	$129,242	$7,438,642

ACL for loans collectively
evaluated for impairment	$2,047	$1,200	$612	$3,859	$5,193	$158	$9,210
ACL for loans individually
evaluated for impairment	—	—	—	—	225	—	225

	September 30, 2019
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans
collectively evaluated for impairment	$3,881,100	$2,379,651	$248,541	$6,509,292	$763,662	$131,225	$7,404,179

Recorded investment in loans
individually evaluated for impairment	14,683	1,763	4,943	21,389	60	345	21,794
	$3,895,783	$2,381,414	$253,484	$6,530,681	$763,722	$131,570	$7,425,973

ACL for loans collectively
evaluated for impairment	$2,000	$1,203	$687	$3,890	$5,171	$165	$9,226
ACL for loans individually
evaluated for impairment	—	—	—	—	—	—	—

5. BORROWED FUNDS
FHLB Borrowings and Interest Rate Swaps - At December 31, 2019 and September 30, 2019, the Bank had entered into interest rate swap agreements with a total notional amount of $640.0 million in order to hedge the variable cash flows associated with $640.0 million of adjustable-rate FHLB advances. At December 31, 2019 and September 30, 2019, the interest rate swap agreements had an average remaining term to maturity of 4.2 years and 4.5 years, respectively. The interest rate swaps were designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the interest rate swap agreements. At December 31, 2019 and September 30, 2019, the interest rate swaps were in a loss position with a total fair value of $25.9 million and $33.1 million, respectively, which was reported in accounts payable and accrued expenses on the consolidated balance sheet. During the three months ended December 31, 2019 and December 31, 2018, $709 thousand and $151 thousand, respectively, was reclassified from AOCI as an increase to interest expense. There was no hedge ineffectiveness recognized in the consolidated statements of income during either period. At December 31, 2019, the Company estimated that $5.9 million of interest expense associated with the interest rate swaps will be reclassified from AOCI as an increase to interest expense on FHLB borrowings during the next 12 months. The Bank has minimum collateral posting thresholds with its derivative counterparties and posts collateral on a daily basis. The Bank posted cash collateral of $26.6 million at December 31, 2019 and $33.3 million at September 30, 2019.

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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value. The majority of the securities within the AFS portfolio were issued by GSEs. The Company primarily uses prices obtained from third party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third party pricing service when determining the fair value of its securities during the three months ended December 31, 2019 or during fiscal year 2019. The Company's major security types, based on the nature and risks of the securities, are:

•
GSE Debentures - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for similar securities. (Level 2)

•
MBS - Estimated fair values are based on a discounted cash flow method. Cash flows are determined based on prepayment projections of the underlying mortgages and are discounted using current market yields for benchmark securities. (Level 2)

•
Municipal Bonds - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for securities with similar credit profiles. (Level 2)

Interest Rate Swaps - The Company's interest rate swaps are designated as cash flow hedges and are reported at fair value in other assets on the consolidated balance sheet if in a gain position, and in accounts payable and accrued expenses if in a loss position, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. See "Note 5. Borrowed Funds" for additional information. The estimated fair values of the interest rates swaps are obtained from the counterparty and are determined by a discounted cash flow analysis using observable market-based inputs. On a quarterly basis, management corroborates the estimated fair values by internally calculating the estimated fair value using a discounted cash flow analysis with independent observable market-based inputs from a third party. No changes were made to the estimated fair values during the three months ended December 31, 2019 or during fiscal year 2019. (Level 2)

The following tables provide the level of valuation assumption used to determine the carrying value of the Company's financial instruments measured at fair value on a recurring basis at the dates presented. The Company did not have any Level 3 financial instruments measured at fair value on a recurring basis at December 31, 2019 or September 30, 2019.

	December 31, 2019
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$937,317	$—	$937,317	$—
GSE debentures	275,155	—	275,155	—
Municipal bonds	17,115	—	17,115	—
	$1,229,587	$—	$1,229,587	$—

Liabilities:
Interest rate swaps	$25,925	$—	$25,925	$—

	September 30, 2019
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$936,487	$—	$936,487	$—
GSE debentures	249,954	—	249,954	—
Municipal bonds	18,422	—	18,422	—
	$1,204,863	$—	$1,204,863	$—

Liabilities:
Interest rate swaps	$33,090	$—	$33,090	$—

The following is a description of valuation methodologies used for significant financial instruments measured at fair value on a non-recurring basis.

Loans Receivable - The fair value of loans individually evaluated for impairment on a non-recurring basis during the three months ended December 31, 2019 and 2018 that were still held in the portfolio as of December 31, 2019 and 2018 was $3.9 million and $1.8 million, respectively.

The one- to four-family loans included in this amount were individually evaluated to determine if the carrying value of the loan was in excess of the fair value of the collateral, less estimated selling costs of 10%. Fair values were estimated through current appraisals. Management does not adjust or apply a discount to the appraised value of one- to four-family loans, except for the estimated sales cost noted above, and the primary unobservable input for these loans was the appraisal.

For commercial loans, if the most recent appraisal or book value of the collateral does not reflect the current market conditions due to the passage of time and/or other factors, management will make adjustments to the existing appraised or book value based on knowledge of local market conditions, recent transactions, and estimated selling costs, if applicable. Adjustments to appraised or book values are generally based on assumptions not observable in the marketplace. The primary significant unobservable inputs for commercial loans individually evaluated for impairment during the three months ended December 31, 2019 were downward adjustments to the book value of the collateral for lack of marketability. The adjustments ranged from 10% to 50%, with a weighted average of 18%. There were no commercial loans individually evaluated during the three months ended December 31, 2018.

Fair values of loans individually evaluated for impairment cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan and, as such, are classified as Level 3.

OREO - OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower of cost or fair value. The fair value for OREO is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value or listing price, except for the estimated sales costs noted above. The primary significant unobservable input for OREO was the appraisal or listing price. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property and, as such, are classified as Level 3. The fair value of OREO measured on a non-recurring basis during the three months ended December 31, 2019 and 2018 that was still held in the portfolio as of December 31, 2019 and 2018 was $193 thousand and $192 thousand, respectively. The carrying value of the properties equaled the fair value of the properties at December 31, 2019 and 2018.

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

The carrying amounts and estimated fair values of the Company's financial instruments by fair value hierarchy, at the dates presented, were as follows:

	December 31, 2019
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$70,703	$70,703	$70,703	$—	$—
AFS securities	1,229,587	1,229,587	—	1,229,587	—
Loans receivable	7,429,207	7,646,224	—	—	7,646,224
FHLB stock	99,861	99,861	99,861	—	—
Liabilities:
Deposits	5,585,851	5,615,034	2,665,536	2,949,498	—
Borrowings	2,189,991	2,203,925	100,001	2,103,924	—
Interest rate swaps	25,925	25,925	—	25,925	—

	September 30, 2019
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$220,370	$220,370	$220,370	$—	$—
AFS securities	1,204,863	1,204,863	—	1,204,863	—
Loans receivable	7,416,747	7,654,586	—	—	7,654,586
FHLB stock	98,456	98,456	98,456	—	—
Liabilities:
Deposits	5,581,867	5,614,895	2,594,242	3,020,653	—
Borrowings	2,239,989	2,253,353	100,001	2,153,352	—
Interest rate swaps	33,090	33,090	—	33,090	—

7. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the changes in the components of AOCI, net of tax, for the periods indicated.

	For the Three Months Ended December 31, 2019
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$10,150	$(25,049)	$(14,899)
Other comprehensive income (loss), before reclassifications	(452)	4,715	4,263
Amount reclassified from AOCI	—	709	709
Other comprehensive income (loss)	(452)	5,424	4,972
Ending balance	$9,698	$(19,625)	$(9,927)

	For the Three Months Ended December 31, 2018
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$(2,990)	$7,330	$4,340
Other comprehensive income (loss), before reclassifications	3,527	(9,895)	(6,368)
Amount reclassified from AOCI	—	151	151
Other comprehensive income (loss)	3,527	(9,744)	(6,217)
Ending balance	$537	$(2,414)	$(1,877)

8. REVENUE RECOGNITION
Details of the Company's primary types of non-interest income revenue streams by financial statement line item reported in the consolidated statements of income that are within the scope of ASC Topic 606 are below. During the three months ended December 31, 2019 and 2018, revenue from contracts with customers totaled $4.0 million and $4.3 million, respectively.

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

In order to participate in the card payment networks, the Company must pay various transaction related costs established by the networks ("interchange network charges"), including membership fees and a per unit charge for each transaction. The Company is acting as an agent for its debit card customers when they are utilizing the card payment networks; therefore, interchange transaction fee income is reported net of interchange network charges. Interchange network charges totaled $832 thousand and $944 thousand for the three months ended December 31, 2019 and 2018, respectively.

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

Insurance Commissions
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

9. LEASES
The Company leases real estate property for branches, ATMs, and certain equipment. These leases have remaining terms that range from one year to 48 years, some of which include the exercising of renewal options that the Company considers to be reasonably certain. As of December 31, 2019, a right-of-use asset of $15.4 million was included in other assets and a lease liability of $15.3 million was included in accounts payable and accrued expenses on the consolidated balance sheets.

As of December 31, 2019, for the Company's operating leases, the weighted average remaining lease term was 23.3 years and the weighted average discount rate was 2.70%. During the three months ended December 31, 2019, the Company recognized operating lease expense of $389 thousand, variable lease expense of $50 thousand and short-term lease expense of $9 thousand. Cash paid during the period for amounts included in the measurement of lease liabilities totaled $344 thousand. The Company did not enter into any new lease obligations during the three months ended December 31, 2019.

The following table presents future minimum payments, rounded to the nearest thousand, for operating leases with initial or remaining terms in excess of one year as of December 31, 2019:

2020	$1,267
2021	1,345
2022	1,332
2023	1,160
2024	978
Thereafter	16,023
Total future minimum lease payments	22,105
Amounts representing interest	(6,810)
Present value of net future minimum lease payments	$15,295

The Company elected the modified retrospective approach for its adoption of ASU 2016-02, and the optional transition method under which the Company used the effective date as the date of initial application of the amendments. These elections require the inclusion of ASC Topic 840 disclosures for periods that continue to be presented in accordance with ASC Topic 840. As of September 30, 2019, future minimum rental commitments, rounded to the nearest thousand, required under operating leases that had initial or remaining non-cancelable lease terms in excess of one year were as follows:

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

This list of important factors is not all inclusive. For a discussion of risks and uncertainties related to our business that could adversely impact our operations and/or financial results, see "Part I, Item 1A. Risk Factors" in the Company's Annual Report on Form

10-K for the fiscal year ended September 30, 2019. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

As used in this Form 10-Q, unless we specify or the context indicates otherwise, "the Company," "we," "us," and "our" refer to Capitol Federal Financial, Inc. a Maryland corporation, and its subsidiaries. "Capitol Federal Savings," and "the Bank," refer to Capitol Federal Savings Bank, a federal savings bank and the wholly-owned subsidiary of Capitol Federal Financial, Inc.

The following discussion and analysis is intended to assist in understanding the financial condition, results of operations, liquidity, and capital resources of the Company. The Bank comprises almost all of the consolidated assets and liabilities of the Company and the Company is dependent primarily upon the performance of the Bank for the results of its operations. Because of this relationship, references to management actions, strategies and results of actions apply to both the Bank and the Company. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2019, filed with the SEC.

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

At times, the Bank has utilized a leverage strategy to increase earnings. The leverage strategy involves borrowing up to $2.10 billion either on the Bank's FHLB line of credit or by entering into short-term FHLB advances, depending on the rates offered by FHLB. The borrowings are repaid at quarter end, or earlier if the strategy is suspended. The proceeds from the borrowings, net of the required FHLB stock holdings which yield approximately 7.5% from dividends, are deposited at the FRB of Kansas City. Net income attributable to the leverage strategy is largely derived from the dividends received on FHLB stock holdings, plus the net interest rate spread between the yield on the cash at the FRB of Kansas City and the rate paid on the related FHLB borrowings, less applicable federal insurance premiums and estimated taxes. Net income attributable to the leverage strategy was $14 thousand during the quarter ended December 31, 2018. The leverage strategy was not in place during the current quarter, due to the large negative interest rate spread making the strategy unprofitable. Management continues to monitor the net interest rate spread and overall profitability of the strategy. It is expected that the strategy will be reimplemented if it reaches a position that is profitable.

For the quarter ended December 31, 2019, the Company recognized net income of $22.5 million, or $0.16 per share, a decrease of $1.9 million, or 7.7%, from the quarter ended December 31, 2018. The decrease in net income was due primarily to a decrease in net interest income, partially offset by a decrease in income tax expense. The net interest margin decreased nine basis points, from 2.27% for the prior year quarter to 2.18% for the current quarter. When the leverage strategy is in place, it reduces the net interest margin due to the small amount of earnings from the transaction in comparison to the size of the transaction. Excluding the effects of the leverage strategy, the net interest margin would have decreased 14 basis points, from 2.32% for the prior year quarter to 2.18% for the current quarter. The decrease in the net interest margin, excluding the effects of the leverage strategy, was due mainly to an increase in the cost of retail/business certificates of deposit.

To the extent market rates of interest remain at current levels or go lower during the remainder of fiscal year 2020, the Company expects a continued decrease in our net interest margin, due to our loans and securities repricing to lower market yields at a faster pace than our deposits and borrowings, as the majority of those liabilities have stated maturities. Given current levels of yields on new loans and the amount of one- to four-family refinances and endorsements of terms to lower current market rates, the yield on the total loan portfolio is likely to continue to decrease. Additionally, yields on new securities are lower than the portfolio yield. On the liability side, we are constrained in reducing offered rates on certificates of deposit by our efforts to remain competitive with the rates offered by other financial institutions.

Management continues to manage the size and mix of the loan portfolio over the long-term, by utilizing cash flows from the one- to four-family loan portfolio to fund commercial loan growth. Given the current level of total assets and the interest rate environment, it is unlikely that the total loan portfolio will increase materially during fiscal year 2020. Over the past few years, we have worked to maintain our net interest margin by reinvesting cash flows from lower yielding assets into higher yielding assets and repaying higher costing liabilities. Following the Federal Reserve rate increase in December 2018, the Bank increased its offered rates on certificates of deposit in order to remain competitive with other financial institutions. As the Federal Reserve has reduced overnight rates, the

Bank has reduced its offered rates on certificates of deposit. Assuming the Federal Reserve does not increase overnight rates, the benefit of the lower certificate of deposit rates will be realized over time as existing certificates of deposit mature. Additionally, the Bank began reducing its balance of public unit certificates of deposit late in the third quarter of fiscal year 2019 in order to reduce its use of wholesale funds and release securities pledged as collateral, which assists with liquidity levels.

Total assets were $9.24 billion at December 31, 2019, a decrease of $103.4 million, or 1.1%, from September 30, 2019, due to a $149.7 million decrease in cash and cash equivalents. During the current quarter, cash flows were used to pay $58.7 million of cash dividends to stockholders, pay down $50.0 million in FHLB borrowings, and pay borrowers' real estate taxes.

Total loans were $7.43 billion at December 31, 2019, an increase of $12.5 million, from September 30, 2019. The increase was primarily in the originated one- to four-family loan portfolio, partially offset by a decrease in commercial loans due mainly to the payoff of a $36.7 million participation loan. During the current quarter, the Bank originated and refinanced $256.4 million of one- to four-family and consumer loans with a weighted average rate of 3.51% and purchased $108.5 million of one- to four-family loans from correspondent lenders with a weighted average rate of 3.45%. The Bank also originated $32.4 million of commercial loans with a weighted average rate of 4.89% and entered into commercial real estate loan participations totaling $28.4 million at a weighted average rate of 4.65%.

The commercial loan portfolio totaled $748.2 million at December 31, 2019 and was composed of 78% commercial real estate, 14% commercial construction, and 8% commercial and industrial. Total commercial real estate and commercial construction potential exposure, including undisbursed amounts and outstanding commitments totaling $181.6 million, was $872.8 million at December 31, 2019. Total commercial and industrial potential exposure, including undisbursed amounts and outstanding commitments of $18.9 million, was $75.9 million at December 31, 2019.

Total deposits were $5.59 billion at December 31, 2019, an increase of $4.0 million from September 30, 2019. There were some compositional changes within the deposit portfolio during the current quarter. Non-maturity deposits increased $71.3 million, partially offset by a $36.4 million decrease in retail/business certificates of deposit and a $30.9 million decrease in public unit certificates of deposit. Within the retail/business certificate of deposit portfolio, short-term and intermediate-term certificates of deposit increased $66.2 million during the current quarter while longer-term and variable rate certificates of deposit decreased $102.6 million. The change in the composition of the retail/business certificate of deposit portfolio was intentional as the Bank increased offered rates on short-term and certain intermediate-term certificates of deposit late in the third quarter of fiscal year 2019 and ran a special certificate of deposit campaign (the "unTraditional campaign") during the fourth quarter of fiscal year 2019. The intention of the unTraditional campaign was to attract deposits with generally shorter terms to maturity, to allow the Bank to more quickly reprice certificate of deposit funds lower if market interest rates decrease.

Beginning in late November 2019 and continuing into December 2019, the Bank reduced offered rates on several certificate of deposit terms. These reductions did not negatively impact the Bank's overall retention rate for fixed-rate certificates of deposit that subsequently matured. Since the reductions occurred later in the quarter, the impact on current quarter interest expense was negligible.

Stockholders' equity was $1.31 billion at December 31, 2019 compared to $1.34 billion at September 30, 2019. The $29.7 million decrease was due primarily to the payment of $58.7 million in cash dividends, partially offset by net income of $22.5 million. In the long run, management considers a Bank stockholders' equity to total assets ratio of at least 10% an appropriate level of capital. At December 31, 2019, this ratio was 12.7%.

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

Critical Accounting Policies
Our most critical accounting policies are the methodologies used to determine the ACL and fair value measurements. These policies are important to the presentation of our financial condition and results of operations, involve a high degree of complexity, and require management to make difficult and subjective judgments that may require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could affect reported results materially. These critical accounting policies and their application are reviewed at least annually by our audit committee. For a full discussion of our critical accounting policies, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Financial Condition
The following table presents selected balance sheet information as of the dates indicated.

	December 31,	September 30,	June 30,	March 31,	December 31,
	2019	2019	2019	2019	2018
	(Dollars in thousands)
Total assets	$9,236,572	$9,340,018	$9,286,275	$9,534,551	$9,303,782
Cash and cash equivalents	70,703	220,370	43,051	218,051	81,713
AFS securities	1,229,587	1,204,863	769,393	746,728	668,487
HTM securities	—	—	483,858	527,460	568,838
Loans receivable, net	7,429,207	7,416,747	7,507,468	7,570,806	7,525,780
FHLB stock, at cost	99,861	98,456	100,109	102,631	100,521
Deposits	5,585,851	5,581,867	5,580,871	5,701,111	5,557,864
Borrowings	2,189,991	2,239,989	2,239,987	2,339,985	2,281,169
Stockholders' equity	1,306,594	1,336,326	1,327,099	1,355,983	1,345,913
Equity to total assets at end of period	14.1%	14.3%	14.3%	14.2%	14.5%

Loans Receivable. The following table presents the balance and weighted average rate of our loan portfolio as of the dates indicated. Approximately 64% of the one- to four-family loan portfolio balance at December 31, 2019 was comprised of loans that had a balance of $484 thousand or less at the time of origination.

	December 31, 2019		September 30, 2019
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
One- to four-family:
Originated	$3,927,015	3.71%	$3,873,851	3.74%
Correspondent purchased	2,343,750	3.62	2,349,877	3.64
Bulk purchased	237,691	2.93	252,347	2.94
Construction	38,771	3.82	36,758	4.00
Total	6,547,227	3.65	6,512,833	3.68
Commercial:
Commercial real estate	583,848	4.48	583,617	4.48
Commercial and industrial	57,019	4.97	61,094	5.14
Construction	107,372	4.68	123,159	4.81
Total	748,239	4.54	767,870	4.58
Consumer loans:
Home equity	118,491	5.73	120,587	6.15
Other	10,877	4.58	11,183	4.57
Total	129,368	5.63	131,770	6.02
Total loans receivable	7,424,834	3.77	7,412,473	3.81

Less:
ACL	9,435		9,226
Discounts/unearned loan fees	30,323		31,058
Premiums/deferred costs	(44,131)		(44,558)
Total loans receivable, net	$7,429,207		$7,416,747

Loan Activity - The following table summarizes activity in the loan portfolio, along with weighted average rates where applicable, for the periods indicated, excluding changes in ACL, discounts/unearned loan fees, and premiums/deferred costs. Loans that were paid-off as a result of refinances and loans that were sold are included in repayments. Loan endorsements are not included in the activity in the following table because a new loan is not generated at the time of the endorsement. The endorsed balance and rate are included in the ending loan portfolio balance and rate. During the current quarter, the Bank endorsed $53.0 million of one- to four-family loans, reducing the average rate on those loans by 79 basis points. Commercial loan renewals are not included in the activity in the following table unless new funds are disbursed at the time of renewal.

	For the Three Months Ended
	December 31, 2019		September 30, 2019		June 30, 2019		March 31, 2019
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$7,412,473	3.81%	$7,501,741	3.83%	$7,564,076	3.82%	$7,518,887	3.78%
Originated and refinanced:
Fixed	233,693	3.52	188,753	3.60	121,871	4.09	78,678	4.58
Adjustable	55,126	4.30	59,550	4.37	63,341	4.87	123,006	4.80
Purchased and participations:
Fixed	123,118	3.77	49,161	4.12	29,447	4.65	35,387	5.46
Adjustable	13,801	3.06	12,305	3.55	10,018	3.85	11,331	4.01
Change in undisbursed loan funds	(9,743)		12,293		34,742		30,500
Repayments	(403,361)		(410,624)		(321,439)		(233,625)
Principal (charge-offs) recoveries, net	(16)		(110)		(33)		61
Other	(257)		(596)		(282)		(149)
Ending balance	$7,424,834	3.77	$7,412,473	3.81	$7,501,741	3.83	$7,564,076	3.82

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

	For the Three Months Ended
	December 31, 2019			December 31, 2018
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family:(1)
<= 15 years	$84,504	2.98%	19.8%	$23,055	4.19%	7.6%
> 15 years	210,470	3.59	49.4	106,134	4.58	34.9
One- to four-family construction	11,131	3.40	2.6	16,478	4.51	5.4
Commercial:
Commercial real estate	9,400	5.12	2.2	7,802	4.78	2.5
Commercial and industrial	4,047	4.09	1.0	2,402	5.34	0.8
Commercial construction	34,731	4.69	8.2	29,919	4.78	9.8
Home equity	1,363	5.91	0.3	1,194	6.50	0.4
Other	1,165	5.58	0.3	1,188	4.69	0.4
Total fixed-rate	356,811	3.60	83.8	188,172	4.59	61.8

Adjustable-rate:
One- to four-family:(2)
<= 36 months	2,098	2.86	0.5	5,228	3.72	1.7
> 36 months	31,209	3.06	7.3	33,079	4.04	10.9
One- to four-family construction	5,990	3.04	1.4	8,245	4.38	2.7
Commercial:
Commercial real estate	9,175	4.89	2.2	20,704	5.16	6.8
Commercial and industrial	2,525	5.15	0.6	2,335	5.98	0.8
Commercial construction	979	5.54	0.2	28,650	5.35	9.4
Home equity	16,283	5.73	3.8	17,426	6.32	5.7
Other	668	4.14	0.2	695	2.94	0.2
Total adjustable-rate	68,927	4.05	16.2	116,362	4.95	38.2

Total originated, refinanced and purchased	$425,738	3.68	100.0%	$304,534	4.73	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$94,692	3.50		$38,939	4.53
Participations - commercial	28,426	4.65		33,201	4.68
Total fixed-rate purchased/participations	123,118	3.77		72,140	4.60

Adjustable-rate:
Correspondent - one- to four-family	13,801	3.06		14,001	3.93
Participations - commercial	—	—		28,650	5.35
Total adjustable-rate purchased/participations	13,801	3.06		42,651	4.88
Total purchased/participation loans	$136,919	3.70		$114,791	4.70

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

	December 31, 2019					September 30, 2019
		% of	Credit		Average		% of	Credit		Average
	Amount	Total	Score	LTV	Balance	Amount	Total	Score	LTV	Balance
	(Dollars in thousands)
Originated	$3,927,015	60.3%	768	62%	$142	$3,873,851	59.8%	768	62%	$140
Correspondent purchased	2,343,750	36.0	764	65	372	2,349,877	36.3	765	65	371
Bulk purchased	237,691	3.7	763	61	302	252,347	3.9	762	61	304
	$6,508,456	100.0%	766	63	187	$6,476,075	100.0%	767	63	186

The following table presents originated, refinanced, and correspondent purchased activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average LTVs and weighted average credit scores for the periods indicated. Of the loans originated during the current quarter, $75.7 million were refinanced from other lenders. Of the loans originated and refinanced during the current quarter, 78% had loan values of $484 thousand or less. Of the correspondent loans purchased during the current quarter, 17% had loan values of $484 thousand or less.

	For the Three Months Ended
	December 31, 2019			December 31, 2018
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$172,386	74%	768	$126,325	77%	754
Refinanced by Bank customers	64,523	68	761	12,954	67	743
Correspondent purchased	108,493	72	767	52,940	74	763
	$345,402	72	766	$192,219	75	756

The following table presents the amount, percent of total, and weighted average rate, by state, of one- to four-family loan originations and correspondent purchases where originations and purchases in the state exceeded five percent of the total amount originated and purchased during the quarter ended December 31, 2019.

	For the Three Months Ended
	December 31, 2019
State	Amount	% of Total	Rate
	(Dollars in thousands)
Kansas	$207,637	60.1%	3.35%
Missouri	60,081	17.4	3.38
Texas	44,068	12.8	3.37
Other states	33,616	9.7	3.51
	$345,402	100.0%	3.37

One- to Four-Family Loan Commitments - The following table summarizes our one- to four-family loan origination and refinance commitments and one- to four-family correspondent loan purchase commitments as of December 31, 2019, along with associated weighted average rates. Loan commitments generally have fixed expiration dates or other termination clauses and may require the payment of a rate lock fee. It is expected that some of the loan commitments will expire unfunded, so the amounts reflected in the table below are not necessarily indicative of our future cash needs.

	Fixed-Rate
	15 years	More than	Adjustable-	Total
	or less	15 years	Rate	Amount	Rate
	(Dollars in thousands)
Originate/refinance	$14,849	$41,355	$12,311	$68,515	3.39%
Correspondent	21,919	98,243	19,845	140,007	3.43
	$36,768	$139,598	$32,156	$208,522	3.42

Rate	2.99%	3.62%	3.02%

Commercial Loans - The commercial loan portfolio totaled $748.2 million at December 31, 2019 and was composed of 78% commercial real estate, 14% commercial construction, and 8% commercial and industrial. During the current quarter, the Bank originated $32.4 million of commercial loans with a weighted average rate of 4.89%, entered into commercial real estate loan participations of $28.4 million at a weighted average rate of 4.65%, and processed commercial loan disbursements, excluding lines of credit, of approximately $40 million at a weighted average rate of 4.91%.

The following table presents the Bank's commercial real estate and commercial construction loans and loan commitments by type of primary collateral, as of December 31, 2019. Included in the gross loan amounts in the table, which does not include outstanding commitments, are fixed-rate loans totaling $494.6 million at a weighted average rate of 4.36% and adjustable-rate loans totaling $331.5 million at a weighted average rate of 4.88%. The weighted average rate of fixed-rate loans is lower than that of adjustable-rate loans due primarily to the majority of the fixed-rate loans in the portfolio at December 31, 2019 having shorter terms to maturity.

	Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Principal	Amount	Amount	Commitments	Total	Total
	(Dollars in thousands)
Senior housing	$218,686	$54,851	$273,537	$—	$273,537	31.3%
Hotel	113,238	23,823	137,061	40,000	177,061	20.3
Retail building	119,383	27,331	146,714	6,390	153,104	17.5
Multi-family	56,473	18,238	74,711	—	74,711	8.6
One- to four-family property	55,174	3,740	58,914	163	59,077	6.8
Office building	48,634	1,583	50,217	—	50,217	5.8
Single use building	45,224	4,598	49,822	—	49,822	5.7
Other	34,408	670	35,078	181	35,259	4.0
	$691,220	$134,834	$826,054	$46,734	$872,788	100.0%

Weighted average rate	4.51%	4.89%	4.57%	5.56%	4.62%

The following table summarizes the Bank's commercial real estate and commercial construction loans and loan commitments by state as of December 31, 2019.

	Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Principal	Amount	Amount	Commitments	Total	Total
	(Dollars in thousands)
Kansas	$284,738	$17,122	$301,860	$4,675	$306,535	35.1%
Missouri	218,080	71,120	289,200	2,059	291,259	33.4
Texas	91,438	36,000	127,438	40,000	167,438	19.2
Nebraska	30,864	2,822	33,686	—	33,686	3.9
Kentucky	23,589	1,970	25,559	—	25,559	2.9
California	5,990	4,300	10,290	—	10,290	1.2
Other	36,521	1,500	38,021	—	38,021	4.3
	$691,220	$134,834	$826,054	$46,734	$872,788	100.0%

The following table presents the Bank's commercial loan portfolio and outstanding loan commitments, categorized by gross loan amount (unpaid principal plus undisbursed amounts) or outstanding loan commitment amount, as of December 31, 2019.

	Count	Amount
	(Dollars in thousands)
Greater than $30 million	4	$152,031
>$15 to $30 million	11	266,835
>$10 to $15 million	4	50,350
>$5 to $10 million	13	84,543
$1 to $5 million	91	206,017
Less than $1 million	1,186	188,950
	1,309	$948,726

Asset Quality. The Bank's traditional one- to four-family underwriting guidelines have provided the Bank with generally low delinquencies and low levels of non-performing assets within this loan category compared to national levels. Of particular importance is the complete and full documentation required for each loan the Bank originates, participates in or purchases. This allows the Bank to make an informed credit decision based upon a thorough assessment of the borrower's ability to repay the loan. The Bank performs more extensive due diligence when underwriting commercial loans than loans secured by one- to four-family residential properties due to the larger loan amounts, the more complex sources of repayment and the riskier nature of such loans. When participating in a commercial loan, the Bank performs the same underwriting procedures as if the loan was being originated by the Bank. See additional discussion regarding underwriting standards in "Part I, Item 1. Business - Lending Practices and Underwriting Standards" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Delinquent and non-performing loans and OREO - The following table presents the Company's 30 to 89 day delinquent loans at the dates indicated. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs. Of the loans 30 to 89 days delinquent at December 31, 2019, approximately 72% were 59 days or less delinquent.

	Loans Delinquent for 30 to 89 Days at:
	December 31,		September 30,		June 30,		March 31,		December 31,
	2019		2019		2019		2019		2018
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	96	$9,004	90	$7,223	94	$7,749	79	$8,694	118	$9,765
Correspondent purchased	13	4,117	9	2,721	14	3,727	13	4,133	10	1,969
Bulk purchased	14	3,307	16	3,581	13	2,249	13	2,722	15	2,780
Commercial	7	1,192	8	826	12	1,699	13	1,361	2	64
Consumer	40	488	42	525	43	630	37	481	42	744
	170	$18,108	165	$14,876	176	$16,054	155	$17,391	187	$15,322

Loans 30 to 89 days delinquent
to total loans receivable, net		0.24%		0.20%		0.21%		0.23%		0.20%

The table below presents the Company's non-performing loans and OREO at the dates indicated. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs. Non-performing loans are loans that are 90 or more days delinquent or in foreclosure and other loans required to be reported as nonaccrual pursuant to accounting and/or regulatory reporting requirements and/or internal policies, even if the loans are current. At all dates presented, there were no loans 90 or more days delinquent that were still accruing interest. Non-performing assets include non-performing loans and OREO. OREO primarily includes assets acquired in settlement of loans. Over the past 12 months, one- to four-family OREO properties acquired in settlement of one- to four-family loans were owned by the Bank, on average, for approximately three months before the properties were sold.

	Non-Performing Loans and OREO at:
	December 31,		September 30,		June 30,		March 31,		December 31,
	2019		2019		2019		2019		2018
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	44	$3,552	44	$3,268	58	$5,069	67	$5,172	69	$5,301
Correspondent purchased	4	1,376	4	1,008	2	871	3	918	5	1,093
Bulk purchased	2	689	6	1,465	7	2,194	10	2,782	10	3,137
Commercial	—	—	4	170	—	—	—	—	—	—
Consumer	20	340	25	362	25	437	27	567	28	513
	70	5,957	83	6,273	92	8,571	107	9,439	112	10,044

Loans 90 or more days delinquent or in foreclosure
as a percentage of total loans		0.08%		0.08%		0.11%		0.12%		0.13%

Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	11	$634	16	$1,183	15	$1,057	18	$1,761	17	$1,584
Correspondent purchased	—	—	—	—	—	—	—	—	1	298
Bulk purchased	1	134	1	65	2	374	—	—	—	—
Commercial	6	363	1	7	1	7	2	1,712	2	1,776
Consumer	—	—	2	35	2	4	3	14	3	13
	18	1,131	20	1,290	20	1,442	23	3,487	23	3,671
Total non-performing loans	88	7,088	103	7,563	112	10,013	130	12,926	135	13,715

Non-performing loans as a percentage of total loans		0.10%		0.10%		0.13%		0.17%		0.18%

OREO:
One- to four-family:
Originated(2)	8	$414	8	$745	8	$546	5	$549	4	$588
Bulk purchased	—	—	—	—	—	—	1	322	1	322
Commercial	—	—	1	600	1	600	1	600	1	600
Consumer	1	98	—	—	—	—	—	—	—	—
	9	512	9	1,345	9	1,146	7	1,471	6	1,510
Total non-performing assets	97	$7,600	112	$8,908	121	$11,159	137	$14,397	141	$15,225

Non-performing assets as a percentage of total assets		0.08%		0.10%		0.12%		0.15%		0.16%

(1)	Includes loans required to be reported as nonaccrual pursuant to accounting and/or regulatory reporting requirements and/or internal policies, even if the loans are current.

(2)	Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

The following table presents the states where the properties securing five percent or more of the total amount of our one- to four-family loans are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at December 31, 2019. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. At December 31, 2019, potential losses, after taking into consideration anticipated private mortgage insurance proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,584,407	55.1%	$6,804	41.4%	$3,388	60.3%	60%
Missouri	1,172,181	18.0	3,540	21.6	681	12.1	66
Texas	724,467	11.1	1,271	7.7	441	7.9	44
Other states	1,027,401	15.8	4,813	29.3	1,107	19.7	65
	$6,508,456	100.0%	$16,428	100.0%	$5,617	100.0%	60

Classified loans - The following table presents loans classified as special mention or substandard at the dates presented. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs. The increase in special mention loans at December 31, 2019 compared to December 31, 2018 was due primarily to one $50.0 million commercial participation real estate loan being classified as special mention during the quarter ended June 30, 2019. The loan relates to a recently opened large hotel and convention center in a high growth area in the central-southern United States. Management has identified credit weaknesses associated with this loan, including a debt service coverage ratio below policy, the development surrounding the hotel and convention center has been slower than initially anticipated, and construction delays have occurred. The Bank has personal guarantees related to this loan from members of a financially strong borrowing group. Due to the identified credit weaknesses, management made the decision to classify the loan as special mention. Management continues to closely monitor the hotel and convention center and surrounding activities.  Included in substandard commercial loans at December 31, 2019 and September 30, 2019 were $3.8 million and $1.3 million, respectively, of loans added in the CCB acquisition which have since been renewed and on which the related purchase acquisition adjustments have been accreted; as such, these loans are now included in the Bank's ACL formula analysis model or are individually evaluated for impairment. There were no such loans at December 31, 2018.

	December 31, 2019		September 30, 2019		December 31, 2018
	Special Mention	Substandard	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family	$15,778	$25,376	$15,428	$23,783	$10,540	$30,758
Commercial	52,809	5,356	54,134	5,543	5,657	1,776
Consumer	375	683	283	758	211	859
	$68,962	$31,415	$69,845	$30,084	$16,408	$33,393

Allowance for credit losses and Provision for credit losses - Management maintains an ACL to absorb inherent losses in the loan portfolio based on quarterly assessments of the loan portfolio. The ACL is maintained through provisions for credit losses which are either charged to or credited to income. Each quarter, we prepare a formula analysis model which segregates the loan portfolio into categories based on certain risk characteristics.  Historical loss factors and qualitative factors are applied to each loan category in the formula analysis model.  The factors are reviewed by management quarterly to assess whether the factors adequately cover probable and estimable losses inherent in the loan portfolio.  To the extent the commercial loan portfolio continues to grow and the inherent loss factors remain relatively constant and/or the asset quality declines, the related ACL amounts will likely increase. During the current quarter, the Bank recorded a $225 thousand provision for credit losses related to certain commercial loans that renewed since the CCB acquisition.  In addition to the formula analysis model, management considers several other internal and external data elements when evaluating the overall adequacy of the ACL.  Management considers the overall ACL to be adequate for the loan portfolio at December 31, 2019.

See "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Allowance for Credit Losses" and "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2019 for a full discussion of our ACL methodology. See "Note 4. Loans Receivable and Allowance for Credit Losses" for additional information on the ACL.

The distribution of our ACL at the dates indicated is summarized below.

	At
	December 31, 2019				September 30, 2019
		% of ACL		% of		% of ACL		% of
	Amount	to Total	Total	Loans to	Amount	to Total	Total	Loans to
	of ACL	ACL	Loans	Total Loans	of ACL	ACL	Loans	Total Loans
	(Dollars in thousands)
One- to four-family:
Originated	$2,027	21.5%	$3,927,015	52.9%	$1,982	21.6%	$3,873,851	52.2%
Correspondent purchased	1,200	12.7	2,343,750	31.6	1,203	13.0	2,349,877	31.7
Bulk purchased	612	6.5	237,691	3.2	687	7.4	252,347	3.4
Construction	20	0.2	38,771	0.5	18	0.2	36,758	0.5
Total	3,859	40.9	6,547,227	88.2	3,890	42.2	6,512,833	87.8
Commercial:
Commercial real estate	3,608	38.2	583,848	7.9	3,448	37.4	583,617	7.9
Commercial and industrial	710	7.5	57,019	0.8	472	5.1	61,094	0.8
Construction	1,100	11.7	107,372	1.4	1,251	13.5	123,159	1.7
Total	5,418	57.4	748,239	10.1	5,171	56.0	767,870	10.4
Consumer loans:
Home equity	94	1.0	118,491	1.6	97	1.1	120,587	1.6
Other consumer	64	0.7	10,877	0.1	68	0.7	11,183	0.2
Total consumer loans	158	1.7	129,368	1.7	165	1.8	131,770	1.8
	$9,435	100.0%	$7,424,834	100.0%	$9,226	100.0%	$7,412,473	100.0%

The following table presents ACL activity and related ratios at the dates and for the periods indicated. See "Note 4 - Loans Receivable and Allowance for Credit Losses" for additional information related to ACL activity by specific loan categories.

	For the Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
	(Dollars in thousands)
ACL beginning balance	$9,226	$9,036	$8,619	$8,558	$8,463
Charge-offs	(48)	(133)	(61)	(12)	(56)
Recoveries	32	23	28	73	151
Provision for credit losses	225	300	450	—	—
ACL ending balance	$9,435	$9,226	$9,036	$8,619	$8,558

ACL to loans receivable, net at end of period	0.13%	0.12%	0.12%	0.11%	0.11%
ACL to non-performing loans at end of period	133.11	121.99	90.24	66.68	62.40
Ratio of net charge-offs (recoveries) during the
period to average loans outstanding	—	—	—	—	—
Ratio of net charge-offs (recoveries) during the
period to average non-performing assets	0.19	1.09	0.26	(0.41)	(0.68)
ACL to net charge-offs (annualized)	144.5x	21.1x	68.1x	N/M(1)	N/M(1)

(1)	This ratio is not presented for the time periods noted due to loan recoveries exceeding loan charge-offs during these periods.

Securities. The following table presents the distribution of our securities portfolio, at amortized cost, at the dates indicated. Overall, fixed-rate securities comprised 77% of our securities portfolio at December 31, 2019. The weighted average life ("WAL") is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	December 31, 2019			September 30, 2019			December 31, 2018
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Fixed-rate securities:
MBS	$648,663	2.40%	2.8	$625,840	2.46%	2.9	$685,636	2.44%	3.1
GSE debentures	274,994	2.03	0.8	249,828	2.15	0.7	243,550	2.20	1.8
Municipal bonds	17,050	1.60	0.9	18,371	1.63	1.0	22,845	1.57	1.6
Total fixed-rate securities	940,707	2.28	2.2	894,039	2.35	2.3	952,031	2.35	2.8

Adjustable-rate securities:
MBS	276,069	3.09	4.3	297,416	3.10	4.7	284,584	3.07	4.9
Total securities portfolio	$1,216,776	2.46	2.7	$1,191,455	2.54	2.9	$1,236,615	2.52	3.3

The following table presents the carrying value of MBS in our portfolio by issuer at the dates presented.

	December 31, 2019	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Federal National Mortgage Association ("FNMA")	$681,383	$656,799	$640,760
Federal Home Loan Mortgage Corporation ("FHLMC")	192,821	208,745	245,796
Government National Mortgage Association	63,113	70,943	85,987
	$937,317	$936,487	$972,543

Mortgage-Backed Securities - The balance of MBS, which primarily consists of securities of U.S. GSEs, increased $830 thousand, from $936.5 million at September 30, 2019, to $937.3 million at December 31, 2019. The following table summarizes the activity in our portfolio of MBS for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented. The beginning and ending WAL is the estimated remaining principal repayment term (in years) after three-month historical prepayment speeds have been applied.

	For the Three Months Ended
	December 31, 2019			September 30, 2019			June 30, 2019			March 31, 2019
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$936,487	2.67%	3.5	$979,256	2.68%	3.4	$985,294	2.67%	3.7	$972,543	2.62%	3.6
Maturities and repayments	(72,635)			(70,865)			(74,335)			(62,702)
Net amortization of (premiums)/discounts	(248)			(270)			(375)			(310)
Purchases:
Fixed	74,359	2.05	3.8	25,214	1.93	3.2	23,620	2.74	3.8	28,921	2.89	5.1
Adjustable	—	—	—	—	—	—	40,362	2.79	4.5	43,776	2.69	4.3
Valuation transferred from HTM to AFS	—			3,039			—			—
Change in valuation on AFS securities	(646)			113			4,690			3,066
Ending balance - carrying value	$937,317	2.61	3.3	$936,487	2.67	3.5	$979,256	2.68	3.4	$985,294	2.67	3.7

Investment Securities - Investment securities, which consist of U.S. GSE debentures (primarily issued by FNMA, FHLMC, or Federal Home Loan Banks) and municipal investments, increased $23.9 million, from $268.4 million at September 30, 2019, to $292.3 million at December 31, 2019. The following table summarizes the activity of investment securities for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented. The beginning and ending WALs represent the estimated remaining principal repayment terms (in years) of the securities after projected call dates have been considered, based upon market rates at each date presented.

	For the Three Months Ended
	December 31, 2019			September 30, 2019			June 30, 2019			March 31, 2019
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$268,376	2.11%	0.8	$273,995	2.30%	1.0	$288,894	2.38%	1.0	$264,782	2.14%	1.8
Maturities, calls and sales	(51,175)			(80,690)			(65,781)			(76,635)
Net amortization of (premiums)/discounts	20			(13)			153			(39)
Purchases:
Fixed	75,000	1.90	1.7	75,000	2.02	1.1	50,000	2.60	1.0	99,809	2.67	0.7
Valuation transferred from HTM to AFS	—			47			—			—
Change in valuation on AFS securities	49			37			729			977
Ending balance - carrying value	$292,270	2.00	0.8	$268,376	2.11	0.8	$273,995	2.30	1.0	$288,894	2.38	1.0

Liabilities

Deposits - The following table presents the amount, weighted average rate and percent of total for the components of our deposit portfolio at the dates presented.

	December 31, 2019			September 30, 2019			December 31, 2018
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Non-interest-bearing checking	$368,311	—%	6.6%	$357,284	—%	6.4%	$348,867	—%	6.3%
Interest-bearing checking	745,436	0.08	13.3	717,121	0.09	12.8	729,712	0.07	13.1
Savings	358,817	0.09	6.4	321,494	0.05	5.8	350,089	0.06	6.3
Money market	1,192,972	0.69	21.4	1,198,343	0.70	21.5	1,256,302	0.72	22.6
Retail/business certificates of deposit	2,656,379	2.11	47.6	2,692,770	2.08	48.2	2,479,614	1.86	44.6
Public unit certificates of deposit	263,936	2.14	4.7	294,855	2.29	5.3	393,280	2.07	7.1
	$5,585,851	1.27	100.0%	$5,581,867	1.29	100.0%	$5,557,864	1.15	100.0%

The following tables set forth scheduled maturity information for our certificates of deposit, including public unit certificates of deposit, along with associated weighted average rates, as of December 31, 2019.

	Amount Due
		More than	More than
	1 year	1 year to	2 years to 3	More than	Total
Rate range	or less	2 years	years	3 years	Amount	Rate
	(Dollars in thousands)
0.00 – 0.99%	$7,449	$2,286	$25	$—	$9,760	0.69%
1.00 – 1.99%	828,131	374,561	165,628	13,365	1,381,685	1.81
2.00 – 2.99%	600,437	271,542	375,583	281,063	1,528,625	2.40
3.00 – 3.99%	—	—	—	245	245	3.00
	$1,436,017	$648,389	$541,236	$294,673	$2,920,315	2.11

Percent of total	49.2%	22.2%	18.5%	10.1%
Weighted average rate	2.01	2.08	2.24	2.47
Weighted average maturity (in years)	0.5	1.5	2.6	3.7	1.4
Weighted average maturity for the retail/business certificate of deposit portfolio (in years)					1.5

	Amount Due
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)
Retail/business certificates of deposit less than $100,000	$158,800	$229,128	$298,456	$838,684	$1,525,068
Retail/business certificates of deposit of $100,000 or more	105,625	187,224	230,536	607,926	1,131,311
Public unit certificates of deposit of $100,000 or more	110,233	72,526	43,489	37,688	263,936
	$374,658	$488,878	$572,481	$1,484,298	$2,920,315

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

	For the Three Months Ended
	December 31, 2019			September 30, 2019			June 30, 2019			March 31, 2019
		Effective			Effective			Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,140,000	2.38%	2.6	$2,140,000	2.35%	2.6	$2,240,000	2.29%	2.8	$2,181,186	2.31%	3.0
Maturities:
FHLB advances	(350,000)	2.40		(375,000)	2.38		(200,000)	2.11		—	—
CCB acquisition - junior subordinated debentures assumed (redeemed)	—	—	—	—	—	—	—	—	—	(6,186)	10.60	11.5
New FHLB borrowings:
Fixed-rate	100,000	1.96	5.0	100,000	2.14	4.0	—	—	—	—	—	—
Interest rate swaps(1)	200,000	2.57	2.5	275,000	2.70	4.5	100,000	3.09	9.0	65,000	2.57	5.0
Ending balance	$2,090,000	2.37	2.6	$2,140,000	2.38	2.6	$2,140,000	2.35	2.6	$2,240,000	2.29	2.8

(1)
Represents adjustable-rate FHLB advances for which the Bank has entered into interest rate swaps to hedge the variability in cash flows associated with the advances. The effective rate and WAM presented include the effect of the interest rate swaps.

Maturities - The following table presents the maturity of term borrowings (including FHLB advances, at par, and repurchase agreements), along with associated weighted average contractual and effective rates as of December 31, 2019.

	Term Borrowings Amount
Maturity by		Interest rate	Total	Contractual	Effective
Fiscal Year	Fixed-rate	swaps(1)	Amount	Rate	Rate(2)
	(Dollars in thousands)
2020	$300,000	$440,000	$740,000	2.01	2.46
2021	550,000	200,000	750,000	2.22	2.35
2022	200,000	—	200,000	2.23	2.23
2023	200,000	—	200,000	1.98	1.98
2024	100,000	—	100,000	3.39	3.39
2025	100,000	—	100,000	1.96	1.96
	$1,450,000	$640,000	$2,090,000	2.17	2.37

(1)
Represents 12-month adjustable-rate FHLB advances for which the Bank has entered into interest rate swaps with a notional amount of $640.0 million to hedge the variability in cash flows associated with the advances. These advances are presented based on their contractual maturity dates and will be renewed each year until the maturity or termination of the interest rate swaps. The expected WAL of the interest rate swaps was 4.2 years at December 31, 2019.

(2)	The effective rate includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid.

As of December 31, 2019, the Bank had $100.0 million outstanding, at a rate of 1.79%, on its FHLB line of credit which was not related to the leverage strategy. The average outstanding balance of FHLB line of credit borrowings during the current quarter was $100.9 million at an average rate of 1.94%.

The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail/business and public unit amounts, and term borrowings for the next four quarters as of December 31, 2019.

	Retail/Business		Public Unit		Term
Maturity by	Certificate	Repricing	Certificate	Repricing	Borrowings	Repricing		Repricing
Quarter End	Amount	Rate	Amount	Rate	Amount	Rate	Total	Rate
	(Dollars in thousands)
March 31, 2020	$264,425	1.77%	$110,233	2.02%	$65,000	2.57%	$439,658	1.95%
June 30, 2020	416,352	2.09	72,526	2.21	200,000	2.36	688,878	2.18
September 30, 2020	259,089	2.08	37,228	2.24	475,000	2.49	771,317	2.34
December 31, 2020	269,903	1.96	6,261	1.94	350,000	2.38	626,164	2.19
	$1,209,769	1.99	$226,248	2.12	$1,090,000	2.43	$2,526,017	2.19

Stockholders' Equity. Stockholders' equity was $1.31 billion at December 31, 2019 compared to $1.34 billion at September 30, 2019. The $29.7 million decrease was due primarily to the payment of $58.7 million in cash dividends, partially offset by net income of $22.5 million during the current quarter. The cash dividends paid during the current quarter totaled $0.425 per share and consisted of a $0.34 per share cash true-up dividend related to fiscal year 2019 earnings per the Company's dividend policy, and a regular quarterly cash dividend of $0.085 per share. On January 28, 2020, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $11.7 million, payable on February 21, 2020 to stockholders of record as of the close of business on February 7, 2020.

In the long run, management considers a Bank stockholders' equity to total assets ratio of at least 10% an appropriate level of capital. At December 31, 2019, this ratio was 12.7%.

At December 31, 2019, Capitol Federal Financial, Inc., at the holding company level, had $90.6 million on deposit at the Bank. For fiscal year 2020, it is the intent of the Board of Directors and management to continue with the payout of 100% of the Company's earnings to its stockholders. Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company.

The Company works to find multiple ways to provide stockholder value. Recently, this has primarily been through the payment of cash dividends and historically the Company has also utilized stock buybacks. The Company has maintained a policy of paying out 100% of its earnings to stockholders in the form of quarterly cash dividends and an annual cash true-up dividend in December of each year. In order to provide additional stockholder value, the Company has paid a True Blue Capitol cash dividend of $0.25 per share in June of each of the past six years, including June 2019. The Company has paid the True Blue Capitol dividend primarily due to excess capital levels at the Company and Bank. The Company considers various business strategies and their impact on capital and asset measures on both a current and future basis, as well as regulatory capital levels and requirements, in determining the amount, if any, and timing of the True Blue dividend.

The following table presents regular quarterly cash dividends and special cash dividends paid in calendar years 2020, 2019, and 2018. The amounts represent cash dividends paid during each period. For the quarter ending March 31, 2020, the amount presented represents the dividend payable on February 21, 2020 to stockholders of record as of the close of business on February 7, 2020.

	Calendar Year
	2020		2019		2018
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$11,734	$0.085	$11,700	$0.085	$11,427	$0.085
Quarter ended June 30			11,708	0.085	11,429	0.085
Quarter ended September 30			11,713	0.085	11,430	0.085
Quarter ended December 31			11,731	0.085	11,696	0.085
True-up dividends paid			46,932	0.340	53,666	0.390
True Blue dividends paid			34,446	0.250	33,614	0.250
Calendar year-to-date dividends paid	$11,734	$0.085	$128,230	$0.930	$133,262	$0.980
The Company has authorized the repurchase of $70.0 million of its common stock under its stock repurchase plan. Shares may be repurchased from time to time based upon market conditions, available liquidity and other factors. There is no expiration for this repurchase plan and no shares have been repurchased under this repurchase plan.

Operating Results
The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2019	2019	2019	2019	2018
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$69,914	$70,366	$71,434	$71,657	$70,772
MBS	6,102	6,293	6,613	6,301	6,523
FHLB stock	1,826	2,156	1,865	1,831	1,971
Investment securities	1,507	1,585	1,835	1,505	1,441
Cash and cash equivalents	687	2,885	464	743	1,714
Total interest and dividend income	80,036	83,285	82,211	82,037	82,421

Interest expense:
Deposits	17,962	17,471	16,909	16,096	15,725
Borrowings	13,377	16,003	13,621	13,344	14,395
Total interest expense	31,339	33,474	30,530	29,440	30,120

Net interest income	48,697	49,811	51,681	52,597	52,301

Provision for credit losses	225	300	450	—	—

Net interest income
(after provision for credit losses)	48,472	49,511	51,231	52,597	52,301

Non-interest income	5,504	5,859	5,674	5,001	5,424
Non-interest expense	26,500	26,330	27,691	26,141	26,782
Income tax expense	4,965	6,631	6,317	6,903	6,560
Net income	$22,511	$22,409	$22,897	$24,554	$24,383

Efficiency ratio	48.89%	47.30%	48.28%	45.38%	46.40%

Basic EPS	$0.16	$0.16	$0.17	$0.18	$0.18
Diluted EPS	0.16	0.16	0.17	0.18	0.18

Average Balance Sheets
The following table presents the average balances of our assets, liabilities, and stockholders' equity, and the related annualized weighted average yields and rates on our interest-earning assets and interest-bearing liabilities, as well as selected performance ratios and other information, for the periods indicated. Weighted average yields are derived by dividing annualized income by the average balance of the related assets, and weighted average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived from average daily balances. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yields/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	For the Three Months Ended
	December 31, 2019			September 30, 2019			December 31, 2018
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate	Amount	Paid	Rate
Assets:
Interest-earning assets:
One- to four-family loans	$6,543,298	$58,361	3.57%	$6,555,089	$58,798	3.59%	$6,793,226	$60,983	3.59%
Commercial loans	766,232	9,657	4.94	755,015	9,500	4.93	589,346	7,602	5.05
Consumer loans	130,253	1,896	5.77	132,457	2,068	6.19	139,373	2,187	6.23
Total loans receivable(1)	7,439,783	69,914	3.75	7,442,561	70,366	3.77	7,521,945	70,772	3.75
MBS(2)	933,448	6,102	2.61	942,402	6,293	2.67	1,007,645	6,523	2.59
Investment securities(2)(3)	284,587	1,507	2.12	280,629	1,585	2.26	282,256	1,441	2.04
FHLB stock	98,384	1,826	7.36	114,681	2,156	7.46	108,227	1,971	7.23
Cash and cash equivalents(4)	162,126	687	1.66	492,481	2,885	2.29	304,893	1,714	2.20
Total interest-earning assets(1)(2)	8,918,328	80,036	3.58	9,272,754	83,285	3.58	9,224,966	82,421	3.56
Other non-interest-earning assets	427,858			418,955			367,755
Total assets	$9,346,186			$9,691,709			$9,592,721

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$1,085,818	170	0.06	$1,076,014	164	0.06	$1,050,474	144	0.05
Savings	357,674	79	0.09	323,916	41	0.05	349,406	57	0.06
Money market	1,173,545	2,063	0.70	1,224,776	2,171	0.70	1,246,809	2,172	0.69
Retail/business certificates	2,681,081	14,111	2.09	2,604,296	13,276	2.02	2,499,056	11,455	1.82
Wholesale certificates	275,941	1,539	2.21	310,940	1,819	2.32	383,860	1,897	1.96
Total deposits	5,574,059	17,962	1.28	5,539,942	17,471	1.25	5,529,605	15,725	1.13
Borrowings(5)	2,233,327	13,377	2.36	2,637,814	16,003	2.39	2,513,284	14,395	2.26
Total interest-bearing liabilities	7,807,386	31,339	1.59	8,177,756	33,474	1.62	8,042,889	30,120	1.48
Other non-interest-bearing liabilities	206,253			180,365			167,205
Stockholders' equity	1,332,547			1,333,588			1,382,627
Total liabilities and stockholders' equity	$9,346,186			$9,691,709			$9,592,721

Net interest income(6)		48,697			49,811			52,301
Net interest rate spread(7)(8)			1.99			1.96			2.08
Net interest-earning assets	$1,110,942			$1,094,998			$1,182,077
Net interest margin(8)(9)			2.18			2.15			2.27
Ratio of interest-earning assets to interest-bearing liabilities			1.14x			1.13x			1.15x

Selected performance ratios:
Return on average assets (annualized)(8)			0.96			0.92			1.02
Return on average equity (annualized)(8)			6.76			6.72			7.05
Average equity to average assets			14.26			13.76			14.41
Operating expense ratio(10)			1.13			1.09			1.12
Efficiency ratio(8)(11)			48.89			47.30			46.40
Pre-tax yield on leverage strategy(12)			—			0.03			0.03

(1)	Balances are adjusted for unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)
The average balance of investment securities includes an average balance of nontaxable securities of $17.3 million, $19.8 million and $23.5 million for the three months ended December 31, 2019, September 30, 2019 and December 31, 2018, respectively.

(4)
There were no cash and cash equivalents related to the leverage strategy during the three months ended December 31, 2019. The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $380.0 million and $218.0 million for the three months ended September 30, 2019 and December 31, 2018, respectively.

(5)
There were no FHLB borrowings related to the leverage strategy during the three months ended December 31, 2019. Included in this line item, for the three months ended September 30, 2019 and December 31, 2018, are FHLB borrowings related to the leverage strategy with an average outstanding balance of $397.8 million and $228.3 million, respectively, and interest paid of $2.6 million and $1.4 million, respectively, at a weighted average rate of 2.52% and 2.36%, respectively, and FHLB borrowings not related to the leverage strategy with an average outstanding balance of $2.24 billion and $2.29 billion, respectively, and interest paid of $13.4 million and $13.0 million, respectively, at a weighted average rate of 2.37% and 2.25%, respectively. The FHLB advance amounts and rates included in this line item include the effect of interest rate swaps and are net of deferred prepayment penalties.

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

(8)
The table below provides a reconciliation between certain performance ratios presented in accordance with GAAP and the performance ratios excluding the effects of the leverage strategy, which are not presented in accordance with GAAP. Management believes it is important for comparability purposes to provide the performance ratios without the leverage strategy because of the unique nature of the leverage strategy. The leverage strategy reduces some of our performance ratios due to the small amount of earnings associated with the transaction in comparison to the size of the transaction, while increasing our net income.

	For the Three Months Ended
	December 31, 2019			September 30, 2019			December 31, 2018
	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Return on average assets (annualized)	0.96%	—%	0.96%	0.92%	(0.04)%	0.96%	1.02%	(0.02)%	1.04%
Return on average equity (annualized)	6.76	—	6.76	6.72	0.01	6.71	7.05	—	7.05
Net interest margin	2.18	—	2.18	2.15	(0.09)	2.24	2.27	(0.05)	2.32
Net interest rate spread	1.99	—	1.99	1.96	(0.09)	2.05	2.08	(0.05)	2.13
Efficiency Ratio	48.89	—	48.89	47.30	0.01	47.29	46.40	0.01	46.39

(9)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

(10)	The operating expense ratio represents annualized non-interest expense as a percentage of average assets.

(11)	The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income.

(12)	The pre-tax yield on the leverage strategy represents annualized pre-tax income resulting from the transaction as a percentage of the average interest-earning assets associated with the transaction.

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous period's average rate, and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended
	December 31, 2019 vs. December 31, 2018			December 31, 2019 vs. September 30, 2019
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(109)	$(749)	$(858)	$1	$(453)	$(452)
MBS	(484)	63	(421)	(59)	(132)	(191)
Investment securities	12	54	66	22	(100)	(78)
FHLB stock	(182)	37	(145)	(303)	(27)	(330)
Cash and cash equivalents	(673)	(354)	(1,027)	(1,556)	(642)	(2,198)
Total interest-earning assets	(1,436)	(949)	(2,385)	(1,895)	(1,354)	(3,249)

Interest-bearing liabilities:
Checking	5	21	26	1	4	5
Savings	1	20	21	5	33	38
Money market	(129)	20	(109)	(90)	(18)	(108)
Certificates of deposit	351	1,948	2,299	218	338	556
Borrowings	(1,829)	811	(1,018)	(2,601)	(25)	(2,626)
Total interest-bearing liabilities	(1,601)	2,820	1,219	(2,467)	332	(2,135)

Net change in net interest income	$165	$(3,769)	$(3,604)	$572	$(1,686)	$(1,114)

Comparison of Operating Results for the Three Months Ended December 31, 2019 and 2018

The Company recognized net income of $22.5 million, or $0.16 per share, for the quarter ended December 31, 2019 compared to net income of $24.4 million, or $0.18 per share, for the quarter ended December 31, 2018. The decrease in net income was due primarily to a decrease in net interest income, partially offset by a decrease in income tax expense.

Net interest income decreased $3.6 million, or 6.9%, from the prior year quarter to $48.7 million for the current quarter. The net interest margin decreased nine basis points, from 2.27% for the prior year quarter to 2.18% for the current quarter. The leverage strategy was in place during a portion of the prior year quarter, and was not in place during the current quarter. When the leverage strategy is in place, it reduces the net interest margin due to the small amount of earnings from the transaction in comparison to the size of the transaction. Excluding the effects of the leverage strategy, the net interest margin would have decreased 14 basis points, from 2.32% for the prior year quarter to 2.18% for the current quarter. The decrease in the net interest margin, excluding the effects of the leverage strategy, was due mainly to an increase in the cost of retail/business certificates of deposit.

Interest and Dividend Income
The weighted average yield on total interest-earning assets increased two basis points, from 3.56% for the prior year quarter to 3.58% for the current quarter, while the average balance of interest-earning assets decreased $306.6 million from the prior year quarter. Absent the impact of the leverage strategy, the weighted average yield on total interest-earning assets would have decreased one basis point, from 3.59% for the prior year quarter to 3.58% for the current quarter, and the average balance of interest-earning assets would have decreased $78.4 million. The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2019	2018	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$69,914	$70,772	$(858)	(1.2)%
MBS	6,102	6,523	(421)	(6.5)
FHLB stock	1,826	1,971	(145)	(7.4)
Investment securities	1,507	1,441	66	4.6
Cash and cash equivalents	687	1,714	(1,027)	(59.9)
Total interest and dividend income	$80,036	$82,421	$(2,385)	(2.9)

The decrease in interest income on loans receivable was due mainly to a decrease in yield resulting from an increase in the amortization of premiums related to an increase in correspondent loan payoff activity as a result of lower market interest rates. This was partially offset by a shift in the mix of the portfolio, as the average balance of lower-yielding one- to four-family loans decreased $249.9 million, partially offset by a $176.9 million increase in the average balance of higher-yielding commercial loans. The decrease in interest income on the MBS portfolio was due to a $74.2 million decrease in the average balance of the portfolio. The decrease in dividend income on FHLB stock and the decrease in interest income on cash and cash equivalents were due primarily to the leverage strategy being in place for a portion of the prior year quarter and not being in place during the current quarter.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities increased 11 basis points, from 1.48% for the prior year quarter to 1.59% for the current quarter, while the average balance of interest-bearing liabilities decreased $235.5 million from the prior year quarter. Absent the impact of the leverage strategy, the weighted average rate paid on total interest-bearing liabilities would have increased 13 basis points, from 1.46% for the prior year quarter to 1.59% for the current quarter, while the average balance of interest-bearing liabilities would have decreased $7.2 million. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2019	2018	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$17,962	$15,725	$2,237	14.2%
Borrowings	13,377	14,395	(1,018)	(7.1)
Total interest expense	$31,339	$30,120	$1,219	4.0

The increase in interest expense on deposits was due primarily to an increase in the cost of the retail/business certificate of deposit portfolio. The weighted average rate of the retail/business certificate of deposit portfolio increased 27 basis points, to 2.09% for the current quarter, and the average balance increased $182.0 million, or approximately 7%. Late in the third quarter of fiscal year 2019, the Bank increased offered rates on short-term and certain intermediate-term certificates of deposit in an effort to encourage customers to move funds to those terms and during the fourth quarter of fiscal year 2019, the Bank held the unTraditional campaign, resulting in growth in the short-term and certain intermediate-term certificates of deposit.

The borrowings line item in the table above includes interest expense associated and not associated with the leverage strategy. Interest expense on borrowings not related to the leverage strategy increased $359 thousand from the prior year quarter due to an 11 basis point increase in the weighted average rate paid, to 2.36% for the current quarter. The increase in the weighted average rate paid was due primarily to certain maturing FHLB advances being replaced at higher effective market interest rates. Interest expense on FHLB borrowings associated with the leverage strategy decreased $1.4 million from the prior year quarter due to the leverage strategy being in place for a portion of the prior year quarter and not being in place during the current quarter.

Provision for Credit Losses
The Bank recorded a provision for credit losses during the current quarter of $225 thousand, compared to no provision for credit losses during the prior year quarter. The $225 thousand provision for credit losses in the current quarter related to certain commercial loans that were acquired in the CCB acquisition and were renewed after the acquisition.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2019	2018	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$3,062	$3,352	$(290)	(8.7)%
Insurance commissions	691	626	65	10.4
Other non-interest income	1,751	1,446	305	21.1
Total non-interest income	$5,504	$5,424	$80	1.5

The decrease in deposit service fees was due mainly to the discontinuation of point-of-sale service charges, which the Bank ceased charging in April 2019. The increase in other non-interest income was due mainly to the receipt of a BOLI death benefit during the current quarter.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2019	2018	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$13,471	$12,962	$509	3.9%
Information technology and related expense	4,141	4,599	(458)	(10.0)
Occupancy, net	3,207	3,252	(45)	(1.4)
Advertising and promotional	1,410	760	650	85.5
Regulatory and outside services	1,343	1,766	(423)	(24.0)
Deposit and loan transaction costs	711	736	(25)	(3.4)
Office supplies and related expense	519	459	60	13.1
Federal insurance premium	—	528	(528)	(100.0)
Other non-interest expense	1,698	1,720	(22)	(1.3)
Total non-interest expense	$26,500	$26,782	$(282)	(1.1)

The increase in salaries and employee benefits expense was due primarily to an increase in commissions and merit increases. The decrease in information technology and related expense was due mainly to the prior year quarter including costs related to the integration of CCB operations. The increase in advertising and promotional expense was due to the timing of campaigns and sponsorships. The decrease in regulatory and outside services expense was due primarily to a decrease in consulting and external audit fees in the current quarter. During the prior fiscal year, the Bank began utilizing a credit from the FDIC as a result of the FDIC deposit insurance fund ratio exceeding 1.38%. Pursuant to regulatory guidance, once the insurance fund exceeds 1.38% of insured deposits, deposit insurance assessment credits are allocated to banks with less than $10 billion in assets, to compensate for premiums previously paid that contributed to growth of the fund past 1.15%. These credits fully offset the Bank's premium assessments during the current quarter and will continue to offset the Bank's premium assessments as long as the insurance fund ratio remains at or above 1.35% of insured deposits and the Bank still has a remaining assessment credit balance. As of December 31, 2019, the Bank had a remaining assessment credit of approximately $900 thousand.

Management anticipates that salaries and employee benefits expense in fiscal year 2020 will increase approximately $3.0 million from fiscal year 2019, a decrease from our original estimate of a $4.0 million increase. Approximately $500 thousand of the $3.0 million projected fiscal year 2020 increase was realized during the current quarter. The remaining $2.5 million projected increase is anticipated to be $600 thousand in the second quarter, $900 thousand in the third quarter, and $1.0 million in the fourth quarter. The reduction in the expense estimate was due primarily to a delay in the implementation of information technology changes pertaining to commercial banking activities and related back office functions.

The Company's efficiency ratio was 48.89% for the current quarter compared to 46.40% for the prior year quarter. The change in the efficiency ratio was due to lower net interest income in the current quarter compared to the prior year quarter. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A lower value indicates that the financial institution is generating revenue with a proportionally lower level of expense.

Income Tax Expense
Income tax expense was $5.0 million for the current quarter compared to $6.6 million for the prior quarter. The effective tax rate was 18.1% for the current quarter compared to 21.2% for the prior year quarter. The lower effective tax rate in the current quarter compared to the prior year quarter was due primarily to a discrete benefit recognized as a result of favorable federal tax guidance that was issued during the current quarter related to certain BOLI policies added in the CCB acquisition. Management anticipates the effective income tax rate for the remainder of fiscal year 2020 will be approximately 22% each quarter, resulting in an effective tax rate of approximately 21% for fiscal year 2020.

Comparison of Operating Results for the Three Months Ended December 31, 2019 and September 30, 2019

For the quarter ended December 31, 2019, the Company recognized net income of $22.5 million, or $0.16 per share, compared to net income of $22.4 million, or $0.16 per share, for the quarter ended September 30, 2019. Income tax expense decreased $1.6 million from the prior quarter largely offset by a $1.1 million, or 2.2%, decrease in net interest income. The net interest margin increased three basis points from 2.15% for the prior quarter to 2.18% for the current quarter. Excluding the effects of the leverage strategy, the net interest margin would have decreased six basis points, from 2.24% for the prior quarter to 2.18% for the current quarter. The decrease in the net interest margin, excluding the effects of the leverage strategy, was due mainly to an increase in the cost of retail/business certificates of deposit and a decrease in the yield on interest-earning assets.

Interest and Dividend Income
The weighted average yield on total interest-earning assets was 3.58% for the current quarter, unchanged from the prior quarter, while the average balance of interest-earning assets decreased $354.4 million between the two periods. Absent the impact of the leverage strategy, the weighted average yield on total interest-earning assets would have decreased four basis points, from 3.62% for the prior quarter to 3.58% for the current quarter, while the average balance of interest-earning assets would have increased $43.4 million. The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2019	2019	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$69,914	$70,366	$(452)	(0.6)%
MBS	6,102	6,293	(191)	(3.0)
FHLB stock	1,826	2,156	(330)	(15.3)
Investment securities	1,507	1,585	(78)	(4.9)
Cash and cash equivalents	687	2,885	(2,198)	(76.2)
Total interest and dividend income	$80,036	$83,285	$(3,249)	(3.9)

The weighted average yield on the loans receivable portfolio decreased two basis points, from 3.77% for the prior quarter to 3.75% for the current quarter, due mainly to loans repricing to lower market rates as a result of endorsements, refinances, and adjustable-rate loan resets, as well as the origination of new loans at market rates lower than the existing portfolio. The decrease in interest income on the MBS portfolio was due primarily to a six basis point decrease in the weighted average yield on the portfolio to 2.61% for the current quarter. The decrease in the weighted average yield was due primarily to the purchase of MBS at market rates lower than the existing portfolio. The decrease in interest income on FHLB stock and cash and cash equivalents was due mainly to the leverage strategy being in place during a portion of prior quarter, and not being in place during the current quarter.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities for the current quarter decreased three basis points, from 1.62% for the prior quarter to 1.59% for the current quarter, and the average balance of interest-bearing liabilities decreased $370.4 million between the two periods. Absent the impact of the leverage strategy, the weighted average rate paid on total interest-bearing liabilities would have increased two basis points, from 1.57% for the prior quarter to 1.59% for the current quarter, and the average balance of interest-bearing liabilities would have increased $27.5 million. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2019	2019	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$17,962	$17,471	$491	2.8%
Borrowings	13,377	16,003	(2,626)	(16.4)
Total interest expense	$31,339	$33,474	$(2,135)	(6.4)
The increase in interest expense on deposits was due primarily to an increase in the cost of the retail/business certificate of deposit portfolio during the current quarter, partially offset by a decrease in the cost of the money market portfolio due to a decrease in the weighted average balance and rate of that portfolio. The weighted average rate of the retail/business certificate of deposit portfolio increased seven basis points, to 2.09% for the current quarter, and the average balance increased $76.8 million, or approximately 3%. Late in the third quarter of fiscal year 2019, the Bank increased offered rates on short-term and certain intermediate-term certificates, and during the fourth quarter of fiscal year 2019, the Bank ran the unTraditional campaign. These actions resulted in growth in the short-term and certain intermediate-term certificates of deposit throughout the fourth quarter of fiscal year 2019, and the current quarter included a full quarter impact of this growth.

The borrowings line item in the table above includes interest expense associated and not associated with the leverage strategy. Interest expense on borrowings not related to the leverage strategy decreased $64 thousand from the prior quarter due to a decrease in the average rate paid on the FHLB line of credit during the current quarter. Interest expense on FHLB borrowings associated with the leverage strategy decreased $2.6 million from the prior quarter due to the leverage strategy being in place during a portion of the prior quarter and not being in place during the current quarter.

Provision for Credit Losses
The Bank recorded a provision for credit losses during the current quarter of $225 thousand, compared to a provision for credit losses during the prior quarter of $300 thousand. The $225 thousand provision for credit losses in the current quarter related to certain commercial loans that were acquired in the CCB acquisition and were renewed after the acquisition.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2019	2019	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$3,062	$3,159	$(97)	(3.1)%
Insurance commissions	691	749	(58)	(7.7)
Other non-interest income	1,751	1,951	(200)	(10.3)
Total non-interest income	$5,504	$5,859	$(355)	(6.1)

The decrease in other non-interest income was due mainly to a decrease in commercial loan fee-related income, partially offset by the receipt of a BOLI death benefit during the current quarter.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2019	2019	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$13,471	$13,940	$(469)	(3.4)%
Information technology and related expense	4,141	4,080	61	1.5
Occupancy, net	3,207	3,264	(57)	(1.7)
Advertising and promotional	1,410	1,647	(237)	(14.4)
Regulatory and outside services	1,343	1,566	(223)	(14.2)
Deposit and loan transaction costs	711	596	115	19.3
Office supplies and related expense	519	555	(36)	(6.5)
Federal insurance premium	—	(615)	615	(100.0)
Other non-interest expense	1,698	1,297	401	30.9
Total non-interest expense	$26,500	$26,330	$170	0.6

The decrease in salaries and employee benefits expense was due mainly to the prior quarter including compensation expense on unallocated ESOP shares, which was related to the True Blue Capitol dividend paid in June 2019.  The decrease in advertising and promotional expense was due primarily to the timing of campaigns and sponsorships. The decrease in regulatory and outside services expense was due mainly to the timing of external audit expenses. The increase in the federal insurance premium was due mainly to the Bank receiving an assessment credit from the FDIC as discussed above. The $615 thousand credit in the prior quarter represented the reversal of the accrual related to the June 2019 federal insurance premium payment that was to be paid in September 2019, but was not paid due to utilizing the assessment credit. The increase in other non-interest expense was due primarily to a write-down of an OREO property that was added in the CCB acquisition. This property was sold during the current quarter.

The Company's efficiency ratio was 48.89% for the current quarter compared to 47.30% for the prior quarter. The change in the efficiency ratio was due primarily to lower net interest income in the current quarter compared to the prior quarter.

Income Tax Expense
Income tax expense was $5.0 million for the current quarter, compared to $6.6 million for the prior quarter. The effective tax rate was 18.1% for the current quarter compared to 22.8% for the prior quarter. The effective tax rate was lower in the current quarter due mainly to the enactment of favorable tax guidance in the current quarter related to certain BOLI policies added in the CCB acquisition, as discussed above.

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

If management observes a trend in the amount and frequency of line of credit utilization and/or short-term borrowings that is not in conjunction with a planned strategy, such as the leverage strategy, the Bank will likely utilize long-term wholesale borrowing sources such as FHLB advances and/or repurchase agreements to provide long-term, fixed-rate funding. The maturities of these long-term borrowings are generally staggered in order to mitigate the risk of a highly negative cash flow position at maturity. The Bank's internal policy limits total borrowings to 55% of total assets. At December 31, 2019, the Bank had total borrowings, at par, of $2.19 billion, or approximately 24% of total assets.

The amount of FHLB borrowings outstanding at December 31, 2019 was $2.09 billion, of which $990.0 million were advances scheduled to mature in the next 12 months, including $640.0 million of one-year floating-rate FHLB advances tied to interest rate swaps. All FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB. At December 31, 2019, the ratio of the par value of the Bank's FHLB borrowings to Call Report total assets was 23%. When the full leverage strategy is in place, FHLB borrowings may be in excess of 40% of the Bank's Call Report total assets, and may be in excess of 40% as long as the Bank continues its leverage strategy and FHLB senior management continues to approve the Bank's borrowing limit being in excess of 40% of Call Report total assets. All or a portion of the FHLB borrowings in conjunction with the leverage strategy can be repaid at any point in time while the strategy is in effect, if necessary or desired.

At December 31, 2019, the Bank had repurchase agreements of $100.0 million, or approximately 1% of total assets, all of which were scheduled to mature in the next 12 months. The Bank may enter into additional repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to the total borrowings internal policy limit of 55% as discussed above. The Bank has pledged securities with an estimated fair value of $108.0 million as collateral for repurchase agreements as of December 31, 2019. The securities pledged for the repurchase agreements will be delivered back to the Bank when the repurchase agreements mature.

The Bank could utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At December 31, 2019, the Bank had $807.6 million of securities that were eligible but unused as collateral for borrowing or other liquidity needs.

The Bank has access to other sources of funds for liquidity purposes, such as brokered and public unit certificates of deposit. As of December 31, 2019, the Bank's policy allowed for combined brokered and public unit certificates of deposit up to 15% of total deposits. At December 31, 2019, the Bank did not have any brokered certificates of deposit, and public unit certificates of deposit were approximately 5% of total deposits. The Bank had pledged securities with an estimated fair value of $307.9 million as collateral for public unit certificates of deposit at December 31, 2019. The securities pledged as collateral for public unit certificates of deposit are held under joint custody with FHLB and generally will be released upon deposit maturity.

At December 31, 2019, $1.44 billion of the Bank's certificate of deposit portfolio was scheduled to mature within the next 12 months, including $226.2 million of public unit certificates of deposit. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products of the Bank at the prevailing rate, although no assurance can be given in this regard.  We also anticipate the majority of the maturing public unit certificates of deposit will be replaced with similar wholesale funding products.

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

The following table presents the contractual maturities of our loan, MBS, and investment securities portfolios at December 31, 2019, along with associated weighted average yields. Loans and securities which have adjustable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses. As of December 31, 2019, the amortized cost of investment securities in our portfolio which are callable or have pre-refunding dates within one year was $254.7 million.

	Loans(1)		MBS		Investment Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Amounts due:
Within one year	$205,623	4.66%	$3,375	2.74%	$81,417	1.58%	$290,415	3.77%

After one year:
Over one to two years	146,242	4.17	8,132	2.65	5,503	1.58	159,877	4.00
Over two to three years	57,705	4.44	12,228	1.88	80,231	2.20	150,164	3.03
Over three to five years	116,749	4.86	50,601	1.70	100,119	2.25	267,469	3.29
Over five to ten years	670,259	3.72	332,579	2.36	25,000	1.90	1,027,838	3.24
Over ten to fifteen years	1,254,472	3.57	257,908	2.81	—	—	1,512,380	3.44
After fifteen years	4,973,784	3.74	272,494	2.92	—	—	5,246,278	3.70
Total due after one year	7,219,211	3.74	933,942	2.61	210,853	2.17	8,364,006	3.58

	$7,424,834	3.77	$937,317	2.61	$292,270	2.00	$8,654,421	3.58

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

Off-Balance Sheet Arrangements, Commitments and Contractual Obligations

The Company, in the normal course of business, makes commitments to buy or sell assets, to extend credit, or to incur or fund liabilities. There have been no material changes in commitments, contractual obligations or off-balance sheet arrangements from September 30, 2019. For additional information, see "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements, Commitments and Contractual Obligations" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2019. We anticipate we will continue to have sufficient funds, through repayments and maturities of loans and securities, deposits and borrowings, to meet our current commitments.

The maximum balance of short-term FHLB borrowings outstanding at any month-end during the three months ended December 31, 2019 was $1.09 billion, and the average balance of short-term FHLB borrowings outstanding during this period was $1.09 billion at a weighted average contractual rate of 2.05%. The balance of short-term FHLB borrowings outstanding at December 31, 2019 was $1.09 billion, at a weighted average contractual rate of 1.97%. Short-term FHLB borrowings for this purpose are defined as those with maturity dates within the next 12 months.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits had or are expected to have a materially adverse effect on the Company's consolidated financial statements for the quarter ended December 31, 2019, or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action ("PCA"). As of December 31, 2019, the Bank and Company exceeded all regulatory capital requirements. The following table presents the regulatory capital ratios of the Bank and the Company at December 31, 2019.

				Regulatory
				Requirement For
			Minimum	Well-Capitalized
	Bank	Company	Regulatory	Status of Bank
	Ratios	Ratios	Requirement	Under PCA Provisions
Tier 1 leverage ratio	12.5%	13.9%	4.0%	5.0%
Common Equity Tier 1 capital ratio	24.1	26.9	4.5	6.5
Tier 1 capital ratio	24.1	26.9	6.0	8.0
Total capital ratio	24.3	27.1	8.0	10.0

The following table presents a reconciliation of equity under GAAP to regulatory capital amounts, as of December 31, 2019, for the Bank and the Company (dollars in thousands):

	Bank	Company
Total equity as reported under GAAP	$1,174,713	$1,306,594
AOCI	9,927	9,927
Goodwill and other intangibles, net of associated deferred taxes	(14,975)	(14,975)
Total tier 1 capital	1,169,665	1,301,546
ACL	9,435	9,435
Total capital	$1,179,100	$1,310,981

In September 2019, the regulatory agencies, including the OCC and FRB, adopted a final rule, effective January 1, 2020, creating a community bank leverage ratio ("CBLR") for institutions with total consolidated assets of less than $10 billion and that meet other qualifying criteria. The CBLR provides for a simple measure of capital adequacy for qualifying institutions. Qualifying institutions that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules and to have met the well-capitalized ratio requirements. Management intends to elect the CBLR framework for the Bank and Company, which will be reflected in the Bank's and Company's March 31, 2020 regulatory reports.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Asset and Liability Management and Market Risk
For a complete discussion of the Bank's asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Bank's portfolios, see "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K for the year ended September 30, 2019. The analysis presented in the tables below reflects the level of market risk at the Bank, including the cash the holding company has on deposit at the Bank.

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

Qualitative Disclosure about Market Risk
At December 31, 2019, the Bank's gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $251.9 million, or 2.73% of total assets, compared to $487.4 million, or 5.22% of total assets, at September 30, 2019. The decrease in the one-year gap amount was due primarily to a decrease in the amount of cash held at December 31, 2019 compared to September 30, 2019, as well as higher interest rates as of December 31, 2019 compared to September 30, 2019. As interest rates increase, borrowers have less economic incentive to refinance their mortgages and agency debt issuers have less economic incentive or opportunity to exercise their call options in order to issue new debt at lower interest rates, resulting in lower projected cash flows on these assets.

The majority of interest-earning assets anticipated to reprice in the coming year are repayments and prepayments on one- to four-family loans and MBS, both of which include the option to prepay without a fee being paid by the contract holder. The amount of interest-bearing liabilities expected to reprice in a given period is not typically impacted significantly by changes in interest rates because the Bank's borrowings and certificate of deposit portfolios have contractual maturities and generally cannot be terminated early without a prepayment penalty. If interest rates were to increase 200 basis points, as of December 31, 2019, the Bank's one-year gap is projected to be $(523.0) million, or (5.66)% of total assets. The decrease in the gap compared to when there is no change in rates is due to lower anticipated cash flows in the higher rate environment. This compares to a one-year gap of $(361.8) million, or (3.87)% of total assets, if interest rates were to have increased 200 basis points as of September 30, 2019.

During the current quarter, loan repayments totaled $403.4 million and cash flows from the securities portfolio totaled $123.8 million. The majority of these cash flows were reinvested into new loans and securities at current market interest rates. Total cash flows from term liabilities that matured and repriced into current market interest rates during the current quarter were $798.9 million, including $350.0 million in FHLB borrowings. These offsetting cash flows allow the Bank to manage its interest rate risk and gap position more precisely than if the Bank did not have offsetting cash flows due to its mix of assets or maturity structure of liabilities.

The Bank primarily uses long-term fixed-rate borrowings with no embedded options to lengthen the average life of the Bank's liabilities. The fixed-rate characteristics of these borrowings lock-in the cost until maturity and thus decrease the amount of liabilities repricing as interest rates move higher compared to funding with lower-cost short-term borrowings. These borrowings are laddered in order to prevent large amounts of liabilities repricing in any one period. The WAL of the Bank's term borrowings as of December 31, 2019 was 1.5 years. However, including the impact of interest rate swaps related to $640.0 million of adjustable-rate FHLB advances, the WAL of the Bank's term borrowings as of December 31, 2019 was 2.6 years. The interest rate swaps effectively convert the adjustable-rate borrowings into long-term, fixed-rate liabilities.

The Bank uses the securities portfolio to shorten the average life of the Bank's assets. Security purchases over the past few years have primarily been focused on callable agency debentures with maturities no longer than five years, shorter duration MBS, and adjustable-rate MBS. These securities have a shorter average life and provide a steady source of cash flow that can be reinvested in higher-yielding assets as interest rates rise.

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

Over the last few years, the Bank has priced long-term certificates of deposit more aggressively than short-term certificates of deposit with the goal of giving customers incentive to move funds into longer-term certificates of deposit when interest rates were lower. Like non-maturity deposits, longer-term certificates of deposit are expected to reduce the risk of higher interest rates when market interest rates rise. Late in the third quarter of fiscal year 2019 and during the fourth quarter of fiscal year 2019, the Bank began pricing short-term certificates of deposit more aggressively as the Bank reduced its usage of public unit certificates of deposit, which are generally large dollar, short-term funds. This strategy was intended to allow the Bank to more quickly reprice certificate of deposit funds lower if rates were to decrease and/or competitors reduced rates. Beginning in late November 2019 and continuing into December 2019, the Bank reduced offered rates on several certificate of deposit terms. These reductions did not negatively impact the Bank's overall retention rate for fixed-rate certificates of deposit that subsequently matured. Management closely monitors market/competitor deposit rates and our certificate of deposit cash flows and retention rates. Management will continue to adjust rates as necessary to maintain the certificate of deposit balance while also considering the related costs and benefits associated with any rate changes.

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

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$1,812,700	$2,090,760	$1,303,507	$2,211,910	$7,418,877
Securities(2)	612,911	335,134	140,108	128,623	1,216,776
Other interest-earning assets	46,403	—	—	—	46,403
Total interest-earning assets	2,472,014	2,425,894	1,443,615	2,340,533	8,682,056

Interest-bearing liabilities:
Non-maturity deposits(3)	231,521	336,757	267,601	1,920,284	2,756,163
Certificates of deposit	1,438,586	1,188,228	293,054	447	2,920,315
Borrowings(4)	550,000	875,000	565,000	239,971	2,229,971
Total interest-bearing liabilities	2,220,107	2,399,985	1,125,655	2,160,702	7,906,449

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$251,907	$25,909	$317,960	$179,831	$775,607

Cumulative excess of interest-earning assets over
interest-bearing liabilities	$251,907	$277,816	$595,776	$775,607

Cumulative excess of interest-earning assets over interest-bearing liabilities as a percent of total Bank assets at:
December 31, 2019	2.73%	3.01%	6.45%	8.40%
September 30, 2019	5.21

Cumulative one-year gap - interest rates +200 bps at:
December 31, 2019	(5.66)
September 30, 2019	(3.88)

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

(2)
MBS reflect projected prepayments at amortized cost. Investment securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of December 31, 2019, at amortized cost.

(3)
Although the Bank's checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts is based on assumptions developed from our actual experiences with these accounts. If all of the Bank's checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $2.27 billion, for a cumulative one-year gap of (24.6)% of total assets.

(4)
Borrowings exclude deferred prepayment penalty costs. Included in this line item are $640.0 million of FHLB adjustable-rate advances with interest rate swaps. The repricing for these liabilities is projected to occur at the maturity date of each interest rate swap.

Change in Net Interest Income. For each date presented in the following table, the estimated change in the Bank's net interest income is based on the indicated instantaneous, parallel and permanent change in interest rates. The change in each interest rate environment represents the difference between estimated net interest income in the 0 basis point interest rate environment ("base case," assumes the forward market and product interest rates implied by the yield curve are realized) and the estimated net interest income in each alternative interest rate environment (assumes market and product interest rates have a parallel shift in rates across all maturities by the indicated change in rates). Projected cash flows for each scenario are based upon varying prepayment assumptions to model likely customer behavior changes as market rates change. Estimations of net interest income used in preparing the table below were based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change materially and that any repricing of assets or liabilities occurs at anticipated product and market rates for the alternative rate environments as of the dates presented. The estimation of net interest income does not include any projected gains or losses related to the sale of loans or securities, or income derived from non-interest income sources, but does include the use of different prepayment assumptions in the alternative interest rate environments. It is important to consider that estimated changes in net interest income are for a cumulative four-quarter period. These do not reflect the earnings expectations of management.

Change	Net Interest Income At
(in Basis Points)	December 31, 2019			September 30, 2019
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100 bp	$185,092	$(5,776)	(3.03)%	$186,080	$(7,249)	(3.75)%
000 bp	190,868	—	—	193,329	—	—
+100 bp	190,787	(81)	(0.04)	194,093	764	0.40
+200 bp	188,211	(2,657)	(1.39)	192,111	(1,218)	(0.63)
+300 bp	184,609	(6,259)	(3.28)	188,752	(4,577)	(2.37)

(1)	Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The net interest income projection was lower in the base case scenario at December 31, 2019 compared to September 30, 2019 due primarily to a decrease in the yield on loans receivable as well as a decrease in total interest-earning assets compared to September 30, 2019. The net interest income projections decreased from the base case in all rising rate scenarios at December 31, 2019. The net interest income projection was more adversely impacted in the rising interest rate scenarios at December 31, 2019 compared to September 30, 2019, due primarily to higher interest rates at December 31, 2019. Higher interest rates decreased the projected cash flows from the Bank's mortgage-related assets, thus increasing the negative impact of rising interest rates. At December 31, 2019, the net interest income was also negatively impacted in the decreasing interest rate scenario. In this scenario, as interest rates decrease, asset cash flows increase to such a point that assets reprice at a faster pace than liabilities.

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

Change	Market Value of Portfolio Equity At
(in Basis Points)	December 31, 2019			September 30, 2019
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100 bp	$1,335,472	$(28,072)	(2.06)%	$1,203,351	$(80,078)	(6.24)%
000 bp	1,363,544	—	—	1,283,429	—	—
+100 bp	1,306,094	(57,450)	(4.21)	1,286,446	3,017	0.24
+200 bp	1,138,538	(225,006)	(16.50)	1,162,151	(121,278)	(9.45)
+300 bp	938,223	(425,321)	(31.19)	992,060	(291,369)	(22.70)

(1)	Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The percentage change in the Bank's MVPE at December 31, 2019 was more adversely impacted in the increasing interest rate scenarios than at September 30, 2019. This was due primarily to higher interest rates at December 31, 2019, as well as a decrease in operating cash between the two periods. As interest rates increase, borrowers have less economic incentive to refinance their mortgages and agency debt issuers have less economic incentive or opportunity to exercise their call options in order to issue new debt at lower interest rates, resulting in lower projected cash flows on these assets. As interest rates increase in the rising rate scenarios, repayments on mortgage-related assets are more likely to decrease and only be realized through significant changes in borrowers' lives such as divorce, death, job-related relocations, or other events as there is less economic incentive for borrowers to prepay their debt, resulting in an increase in the average life of mortgage-related assets. Similarly, call projections for the Bank's callable agency debentures decrease as interest rates rise, which results in cash flows related to these assets moving closer to the contractual maturity dates. The higher expected average lives of these assets, relative to the assumptions in the base case interest rate environment, increases the sensitivity of their market value to changes in interest rates. At December 31, 2019, the MVPE was also negatively impacted in the decreasing interest rate scenario. In this scenario, as interest rates decrease, the market value of liabilities increases at a faster pace than the market value of assets.

The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates for our interest-earning assets and interest-bearing liabilities as of December 31, 2019. Yields presented for interest-earning assets include the amortization of fees, costs, premiums and discounts, which are considered adjustments to the yield. The interest rate presented for term borrowings is the effective rate, which includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The WAL presented for term borrowings includes the effect of interest rate swaps. The maturity and repricing terms presented for one- to four-family loans represent the contractual terms of the loan.

	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Investment securities	$292,270	2.00%	0.6	23.8%	3.3%
MBS - fixed	655,594	2.40	3.2	53.3	7.4
MBS - adjustable	281,723	3.09	2.5	22.9	3.2
Total securities	1,229,587	2.46	2.4	100.0%	13.9
Loans receivable:
Fixed-rate one- to four-family:
<= 15 years	1,047,049	3.11	3.7	14.1%	11.9
> 15 years	4,462,057	3.85	5.7	60.1	50.6
Fixed-rate commercial	436,391	4.53	3.1	5.9	4.9
All other fixed-rate loans	53,461	4.92	3.8	0.7	0.6
Total fixed-rate loans	5,998,958	3.78	5.1	80.8	68.0
Adjustable-rate one- to four-family:
<= 36 months	209,262	2.54	2.8	2.8	2.4
> 36 months	790,088	3.32	2.2	10.6	9.0
Adjustable-rate commercial	311,848	4.94	7.1	4.2	3.5
All other adjustable-rate loans	114,678	5.38	1.7	1.6	1.3
Total adjustable-rate loans	1,425,876	3.72	3.4	19.2	16.2
Total loans receivable	7,424,834	3.77	4.8	100.0%	84.2
FHLB stock	99,861	7.31	1.6		1.1
Cash and cash equivalents	70,703	1.55	—		0.8
Total interest-earning assets	$8,824,985	3.62	4.4		100.0%

Non-maturity deposits	$2,665,536	0.34	13.8	47.7%	34.3%
Retail/business certificates of deposit	2,656,379	2.11	1.5	47.6	34.2
Public unit certificates of deposit	263,936	2.14	0.5	4.7	3.4
Total deposits	5,585,851	1.27	7.3	100.0%	71.9
Term borrowings	2,090,000	2.37	2.6	95.4%	26.8
FHLB line of credit	100,000	1.79	—	4.6	1.3
Total borrowings	2,190,000	2.35	2.5	100.0%	28.1
Total interest-bearing liabilities	$7,775,851	1.57	6.0		100.0%

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of December 31, 2019. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2019, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Company and the Bank are involved as plaintiff or defendant in various legal actions arising in the normal course of business. In our opinion, after consultation with legal counsel, we believe it unlikely that such pending legal actions will have a material adverse effect on our financial condition, results of operations or liquidity.
Item 1A. Risk Factors
There have been no material changes to our risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See "Liquidity and Capital Resources - Capital" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding OCC restrictions on dividends from the Bank to the Company.

The following table summarizes our stock repurchase activity during the three months ended December 31, 2019 and additional information regarding our stock repurchase program. The Company has $70.0 million of common stock authorized under its stock repurchase plan. There is no expiration for this repurchase plan. Shares may be repurchased from time to time in the open-market based upon market conditions and available liquidity.

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the
	Purchased	per Share	or Programs	Plans or Programs
October 1, 2019 through
October 31, 2019	—	$—	—	$70,000,000
November 1, 2019 through
November 30, 2019	—	—	—	70,000,000
December 1, 2019 through
December 31, 2019	—	—	—	70,000,000
Total	—	—	—	70,000,000

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

3(ii)	Bylaws of Capitol Federal Financial, Inc., as amended, filed on September 30, 2016, as Exhibit 3.2 to Form 8-K for Capitol Federal Financial Inc. and incorporated herein by reference
4	Description of the Registrant's Securities, as filed on November 27, 2019, as Exhibit 4 to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.1(i)
Form of Change of Control Agreement with each of John B. Dicus, Kent G. Townsend, and Rick C. Jackson filed on January 20, 2011 as Exhibit 10.1 to the Registrant's Current Report on Form 8-K and incorporated herein by reference

10.1(ii)	Form of Change of Control Agreement with Natalie G. Haag filed on November 29, 2012 as Exhibit 10.1(iv) to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.1(iii)	Form of Change of Control Agreement with Daniel L. Lehman filed on November 29, 2016 as Exhibit 10.1(v) to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.1(iv)	Form of Change of Control Agreement with Robert D. Kobbeman filed on November 29, 2018 as Exhibit 10.1(iv) to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.1(v)	Employment Agreement with Robert D. Kobbeman, as amended, filed on November 29, 2018 as Exhibit 10.1(v) to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.1(vi)	Form of Change of Control Agreement with Anthony S. Barry filed on May 10, 2019 as Exhibit 10.1(vi) to the Registrant's March 31, 2019 Form 10-Q and incorporated herein by reference
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
The following information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2019, filed with the Securities and Exchange Commission on February 7, 2020, has been formatted in Inline eXtensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets at December 31, 2019 and September 30, 2019, (ii) Consolidated Statements of Income for the three months ended December 31, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the three months ended December 31, 2019 and 2018, (iv) Consolidated Statements of Stockholders' Equity for the three months ended December 31, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the three months ended December 31, 2019 and 2018, and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and included in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: February 7, 2020	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and Chief Executive Officer

Date: February 7, 2020	By:	/s/ Kent G. Townsend
Kent G. Townsend, Executive Vice President,
Chief Financial Officer and Treasurer