Form 10-Q
period 2020-03-31
Capitol Federal Financial, Inc.
filed 2020-05-08
CIK 1490906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
Form 10-Q
________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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

As of May 1, 2020, there were 141,511,716 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except per share amounts)

	March 31,	September 30,
	2020	2019
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $5,512 and $198,809)	$118,374	$220,370
Available-for-sale ("AFS") securities, at estimated fair value	1,236,037	1,204,863
Loans receivable, net (allowance for credit losses ("ACL") of $31,196 and $9,226)	7,476,805	7,416,747
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	101,575	98,456
Premises and equipment, net	98,589	96,784
Income taxes receivable, net	4,255	2
Other assets	335,558	302,796
TOTAL ASSETS	$9,371,193	$9,340,018

LIABILITIES:
Deposits	$5,774,619	$5,581,867
Borrowings	2,115,869	2,239,989
Advance payments by borrowers for taxes and insurance	55,306	65,686
Deferred income tax liabilities, net	10,236	14,282
Accounts payable and accrued expenses	127,370	101,868
Total liabilities	8,083,400	8,003,692

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 141,512,165 and 141,440,030
shares issued and outstanding as of March 31, 2020 and September 30, 2019, respectively	1,415	1,414
Additional paid-in capital	1,211,466	1,210,226
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(33,866)	(34,692)
Retained earnings	130,756	174,277
Accumulated other comprehensive (loss) income ("AOCI"), net of tax	(21,978)	(14,899)
Total stockholders' equity	1,287,793	1,336,326
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,371,193	$9,340,018

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
INTEREST AND DIVIDEND INCOME:
Loans receivable	$69,613	$71,657	$139,527	$142,429
Mortgage-backed securities ("MBS")	5,866	6,301	11,968	12,824
FHLB stock	1,714	1,831	3,540	3,802
Investment securities	1,382	1,505	2,889	2,946
Cash and cash equivalents	380	743	1,067	2,457
Total interest and dividend income	78,955	82,037	158,991	164,458
INTEREST EXPENSE:
Deposits	17,804	16,096	35,766	31,821
Borrowings	12,483	13,344	25,860	27,739
Total interest expense	30,287	29,440	61,626	59,560
NET INTEREST INCOME	48,668	52,597	97,365	104,898
PROVISION FOR CREDIT LOSSES	22,075	—	22,300	—
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	26,593	52,597	75,065	104,898
NON-INTEREST INCOME:
Deposit service fees	2,783	3,091	5,845	6,443
Insurance commissions	400	541	1,091	1,167
Other non-interest income	1,488	1,369	3,239	2,815
Total non-interest income	4,671	5,001	10,175	10,425
NON-INTEREST EXPENSE:
Salaries and employee benefits	13,235	12,789	26,706	25,751
Information technology and related expense	4,268	4,284	8,409	8,883
Occupancy, net	3,449	3,292	6,656	6,544
Advertising and promotional	1,359	1,390	2,769	2,150
Regulatory and outside services	1,297	1,056	2,640	2,822
Deposit and loan transaction costs	678	465	1,389	1,201
Office supplies and related expense	592	736	1,111	1,195
Federal insurance premium	—	659	—	1,187
Other non-interest expense	1,286	1,470	2,984	3,190
Total non-interest expense	26,164	26,141	52,664	52,923
INCOME BEFORE INCOME TAX EXPENSE	5,100	31,457	32,576	62,400
INCOME TAX EXPENSE	824	6,903	5,789	13,463
NET INCOME	$4,276	$24,554	$26,787	$48,937

Basic earnings per share ("EPS")	$0.03	$0.18	$0.19	$0.36
Diluted EPS	$0.03	$0.18	$0.19	$0.36

Basic weighted average common shares	137,968,327	137,634,820	137,932,976	137,592,409
Diluted weighted average common shares	138,000,334	137,690,717	137,988,649	137,641,126

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net income	$4,276	$24,554	$26,787	$48,937
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on AFS securities arising during the period,
net of taxes of $(3,332), $(982), $(3,187) and $(2,115)	10,378	3,061	9,926	6,588
Changes in unrealized gains (losses) on cash flow hedges,
net of taxes of $7,200, $2,118, $5,459 and $5,246	(22,429)	(6,600)	(17,005)	(16,344)
Comprehensive (loss) income	$(7,775)	$21,015	$19,708	$39,181

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Six Months Ended March 31, 2020
		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at September 30, 2019	$1,414	$1,210,226	$(34,692)	$174,277	$(14,899)	$1,336,326
Net income				22,511		22,511
Other comprehensive income, net of tax					4,972	4,972
Cumulative effect of adopting Accounting Standards Update ("ASU") 2016-02				88		88
ESOP activity		169	413			582
Restricted stock activity, net		(1)				(1)
Stock-based compensation		166				166
Stock options exercised	1	612				613
Cash dividends to stockholders ($0.425 per share)				(58,663)		(58,663)
Balance at December 31, 2019	$1,415	$1,211,172	$(34,279)	$138,213	$(9,927)	$1,306,594
Net income				4,276		4,276
Other comprehensive loss, net of tax					(12,051)	(12,051)
ESOP activity		117	413			530
Stock-based compensation		152				152
Stock options exercised		25				25
Cash dividends to stockholders ($0.085 per share)				(11,733)		(11,733)
Balance at March 31, 2020	1,415	1,211,466	(33,866)	130,756	(21,978)	1,287,793

	For the Six Months Ended March 31, 2019
		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at September 30, 2018	$1,412	$1,207,644	$(36,343)	$214,569	$4,340	$1,391,622
Net income				24,383		24,383
Other comprehensive loss, net of tax					(6,217)	(6,217)
Cumulative effect of adopting ASU 2014-09				394		394
ESOP activity		118	413			531
Stock-based compensation		95				95
Stock options exercised	1	466				467
Cash dividends to stockholders ($0.475 per share)				(65,362)		(65,362)
Balance at December 31, 2018	$1,413	$1,208,323	$(35,930)	$173,984	$(1,877)	$1,345,913
Net income				24,554		24,554
Other comprehensive loss, net of tax					(3,539)	(3,539)
ESOP activity		134	413			547
Stock-based compensation		90				90
Stock options exercised		118				118
Cash dividends to stockholders ($0.085 per share)				(11,700)		(11,700)
Balance at March 31, 2019	1,413	1,208,665	(35,517)	186,838	(5,416)	1,355,983

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Six Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,787	$48,937
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(3,540)	(3,802)
Provision for credit losses	22,300	—
Amortization and accretion of premiums and discounts on securities	556	737
Depreciation and amortization of premises and equipment	4,564	4,710
Amortization of intangible assets	997	1,189
Amortization of deferred amounts related to FHLB advances, net	95	4
Common stock committed to be released for allocation - ESOP	1,112	1,078
Stock-based compensation	318	185
Changes in:
Unrestricted cash collateral (provided to)/received from derivative counterparties, net	—	(9,970)
Other assets, net	3,649	1,418
Income taxes payable/receivable, net	(4,249)	2,291
Deferred income tax liabilities, net	(1,800)	(745)
Accounts payable and accrued expenses	(12,413)	(13,894)
Net cash provided by operating activities	38,376	32,138

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(288,319)	(172,506)
Proceeds from calls, maturities and principal reductions of AFS securities	269,702	149,524
Proceeds from calls, maturities and principal reductions of held-to-maturity ("HTM") securities	—	83,692
Proceeds from the redemption of FHLB stock	421	97,096
Purchase of FHLB stock	—	(96,199)
Net change in loans receivable	(82,595)	(57,073)
Purchase of premises and equipment	(6,497)	(4,583)
Proceeds from sale of other real estate owned ("OREO")	987	1,062
Proceeds from bank-owned life insurance ("BOLI") death benefit	490	—
Net cash (used in) provided by investing activities	(105,811)	1,013

		(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Six Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(70,396)	(77,062)
Net change in deposits	192,752	97,757
Proceeds from borrowings	1,186,600	2,680,000
Repayments on borrowings	(1,306,600)	(2,625,052)
Change in advance payments by borrowers for taxes and insurance	(10,380)	(16,963)
Payment of FHLB prepayment penalties	(4,215)	—
Stock options exercised	638	585
Net cash (used in) provided by financing activities	(11,601)	59,265

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	(79,036)	92,416

CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS:
Beginning of period	253,700	139,055
End of period	$174,664	$231,471

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Operating lease right-of-use assets obtained	$15,658	$—
Operating lease liabilities obtained	$15,543	$—

See accompanying notes to consolidated financial statements.		(Concluded)

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

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Cash, cash equivalents, restricted cash and restricted cash equivalents reported in the statement of cash flows include cash and cash equivalents of $118.4 million and $220.4 million at March 31, 2020 and September 30, 2019, respectively, and restricted cash and cash equivalents of $56.3 million and $33.3 million at March 31, 2020 at September 30, 2019, respectively, which was included in other assets on the consolidated balance sheet.  The restricted cash and cash equivalents relate to the collateral postings to/from the Bank's derivative counterparties associated with the Bank's interest rate swaps.  See additional discussion regarding the interest rate swaps in Note 5. Borrowed Funds.

Net Presentation of Cash Flows Related to Borrowings - At times, the Bank enters into certain FHLB advances with contractual maturities of 90 days or less. Cash flows related to these advances are reported on a net basis in the consolidated statements of cash flows. There was no FHLB advance activity reported on a net basis in the consolidated statements of cash flows during the six months ended March 31, 2020 and 2019.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU, as amended, replaces the incurred loss impairment methodology in current GAAP, which requires credit losses to be recognized when it is probable that a loss has been incurred, with a new impairment methodology. The new impairment methodology requires an entity to measure, at each reporting date, the expected credit losses of financial assets not measured at fair value, such as loans and loan commitments, over their contractual lives. Under the new impairment methodology, expected credit losses will be measured at each reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Additionally, the ASU amends the current credit loss measurements for AFS debt securities. Credit losses related to AFS debt securities will be recorded through the ACL rather than as a direct write-down as per current GAAP. The ASU also requires enhanced disclosures related to credit quality and significant estimates and judgments used by management when estimating credit losses. The ASU will become effective for the Company on October 1, 2020. The Company continues to work with a software provider on the application and implementation of the new accounting guidance, which includes assistance with historical data analysis, loan segmentation, model development, and documentation. The integration of the Company's data with the software provider is complete, along with an analysis of the historical data entered into the software. Management is currently working with the software provider on loan portfolio segmentations and model development, including incorporating economic forecasting into the models. While we are currently unable to reasonably estimate the impact of adopting this ASU, we expect the impact of adoption will be influenced by the composition of our loan and securities portfolios as well as the economic conditions and forecasts at the time of adoption.

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

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
	(Dollars in thousands, except per share amounts)
Net income	$4,276	$24,554	$26,787	$48,937
Income allocated to participating securities	(3)	(10)	(22)	(19)
Net income available to common stockholders	$4,273	$24,544	$26,765	$48,918

Average common shares outstanding	137,926,574	137,593,062	137,911,988	137,571,533
Average committed ESOP shares outstanding	41,753	41,758	20,988	20,876
Total basic average common shares outstanding	137,968,327	137,634,820	137,932,976	137,592,409

Effect of dilutive stock options	32,007	55,897	55,673	48,717

Total diluted average common shares outstanding	138,000,334	137,690,717	137,988,649	137,641,126

Net EPS:
Basic	$0.03	$0.18	$0.19	$0.36
Diluted	$0.03	$0.18	$0.19	$0.36

Antidilutive stock options, excluded from the diluted average
common shares outstanding calculation	382,894	494,395	387,979	529,261

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS securities at the dates presented. The majority of the MBS and investment securities portfolios are composed of securities issued by United States government-sponsored enterprises ("GSEs").

	March 31, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$947,549	$26,223	$454	$973,318
GSE debentures	250,080	699	—	250,779
Municipal bonds	11,887	53	—	11,940
	$1,209,516	$26,975	$454	$1,236,037

	September 30, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$923,256	$15,571	$2,340	$936,487
GSE debentures	249,828	304	178	249,954
Municipal bonds	18,371	52	1	18,422
	$1,191,455	$15,927	$2,519	$1,204,863

The following tables summarize the estimated fair value and gross unrealized losses of those AFS securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

March 31, 2020
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
(Dollars in thousands)
MBS	$53,830	$451	$1,985	$3
GSE debentures	—	—	—	—
Municipal bonds	—	—	—	—
	$53,830	$451	$1,985	$3

	September 30, 2019
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$111,368	$126	$199,442	$2,214
GSE debentures	—	—	74,812	178
Municipal bonds	1,755	1	—	—
	$113,123	$127	$274,254	$2,392

The unrealized losses at March 31, 2020 and September 30, 2019 were a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in market yields as temporary. Therefore, these securities have not been classified as other-than-temporarily impaired. The impairment is also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities, nor is it more likely than not that the Company will be required to sell the securities, before the recovery of the remaining amortized cost amount, which could be at maturity. As a result of the analysis, management has concluded that no other-than-temporary impairments existed at March 31, 2020 or September 30, 2019.
The amortized cost and estimated fair value of AFS debt securities as of March 31, 2020, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without prepayment penalty. For this reason, MBS are not included in the maturity categories.

	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
One year or less	$55,179	$55,245
One year through five years	206,788	207,474
	261,967	262,719
MBS	947,549	973,318
	$1,209,516	$1,236,037

The following table presents the taxable and non-taxable components of interest income on investment securities for the periods presented.

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
	(Dollars in thousands)
Taxable	$1,322	$1,419	$2,759	$2,767
Non-taxable	60	86	130	179
	$1,382	$1,505	$2,889	$2,946

The following table summarizes the carrying value of securities pledged as collateral for the obligations indicated below as of the dates presented.

	March 31, 2020	September 30, 2019
	(Dollars in thousands)
Federal Reserve Bank of Kansas City ("FRB of Kansas City")	$396,458	$6,636
Public unit deposits	321,451	381,143
Repurchase agreements	109,425	108,271
	$827,334	$496,050

4. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at the dates presented is summarized as follows:

	March 31, 2020	September 30, 2019
	(Dollars in thousands)
One- to four-family:
Originated	$3,944,782	$3,873,851
Correspondent purchased	2,385,907	2,349,877
Bulk purchased	228,730	252,347
Construction	35,798	36,758
Total	6,595,217	6,512,833
Commercial:
Commercial real estate	584,236	583,617
Commercial and industrial	62,153	61,094
Construction	126,266	123,159
Total	772,655	767,870
Consumer:
Home equity	114,571	120,587
Other	10,837	11,183
Total	125,408	131,770

Total loans receivable	7,493,280	7,412,473

Less:
ACL	31,196	9,226
Discounts/unearned loan fees	29,645	31,058
Premiums/deferred costs	(44,366)	(44,558)
	$7,476,805	$7,416,747

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

The following tables present the recorded investment, by class, in loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total recorded investment at the dates presented. The recorded investment in loans is defined as the unpaid principal balance of a loan, less charge-offs and inclusive of unearned loan fees and deferred costs. At March 31, 2020 and September 30, 2019, all loans 90 or more days delinquent were on nonaccrual status.

	March 31, 2020
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family:
Originated	$8,333	$4,503	$12,836	$3,953,549	$3,966,385
Correspondent purchased	4,602	1,362	5,964	2,411,591	2,417,555
Bulk purchased	2,950	641	3,591	226,167	229,758
Commercial:
Commercial real estate	1,560	546	2,106	705,058	707,164
Commercial and industrial	—	172	172	61,695	61,867
Consumer:
Home equity	594	304	898	113,577	114,475
Other	34	22	56	10,741	10,797
	$18,073	$7,550	$25,623	$7,482,378	$7,508,001

	September 30, 2019
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family:
Originated	$7,187	$3,261	$10,448	$3,885,335	$3,895,783
Correspondent purchased	2,762	1,023	3,785	2,377,629	2,381,414
Bulk purchased	3,624	1,484	5,108	248,376	253,484
Commercial:
Commercial real estate	762	—	762	702,377	703,139
Commercial and industrial	70	173	243	60,340	60,583
Consumer:
Home equity	446	302	748	119,688	120,436
Other	78	21	99	11,035	11,134
	$14,929	$6,264	$21,193	$7,404,780	$7,425,973

The recorded investment in mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of March 31, 2020 and September 30, 2019 was $1.7 million and $1.5 million, respectively, which is included in loans 90 or more days delinquent or in foreclosure in the table above.   The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure was $187 thousand at March 31, 2020 and $745 thousand at September 30, 2019.

The following table presents the recorded investment, by class, in loans classified as nonaccrual at the dates presented.

	March 31, 2020	September 30, 2019
	(Dollars in thousands)
One- to four-family:
Originated	$5,313	$4,436
Correspondent purchased	1,553	1,023
Bulk purchased	775	1,551
Commercial:
Commercial real estate	670	—
Commercial and industrial	172	173
Consumer:
Home equity	347	337
Other	22	21
	$8,852	$7,541

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

	March 31, 2020		September 30, 2019
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family:
Originated	$10,586	$17,308	$12,941	$15,628
Correspondent purchased	3,092	3,741	2,349	2,785
Bulk purchased	—	4,910	102	5,294
Commercial:
Commercial real estate	51,416	2,232	52,891	2,472
Commercial and industrial	1,082	2,301	1,215	3,057
Consumer:
Home equity	471	637	280	696
Other	7	22	2	24
	$66,654	$31,151	$69,780	$29,956

The following table shows the weighted average credit score and weighted average LTV for one- to four-family loans and consumer home equity loans at the dates presented. Borrower credit scores are intended to provide an indication as to the likelihood that a borrower will repay their debts. Credit scores are updated at least annually, with the last update in September 2019, from a nationally recognized consumer rating agency. The LTV ratios provide an estimate of the extent to which the Bank may incur a loss on any given loan that may go into foreclosure. The consumer - home equity LTV does not take into account the first lien position, if applicable.  The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

	March 31, 2020		September 30, 2019
	Credit Score	LTV	Credit Score	LTV
One- to four-family - originated	767	62%	768	62%
One- to four-family - correspondent	764	65	765	65
One- to four-family - bulk purchased	763	61	762	61
Consumer - home equity	752	19	754	19
	766	62	766	62

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

	For the Three Months Ended			For the Six Months Ended
	March 31, 2020			March 31, 2020
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family:
Originated	3	$138	$140	5	$241	$242
Correspondent purchased	1	192	191	1	192	191
Bulk purchased	—	—	—	1	75	134
Commercial:
Commercial real estate	1	837	837	1	837	837
Commercial and industrial	—	—	—	—	—	—
Consumer:
Home equity	2	45	44	2	45	44
Other	—	—	—	—	—	—
	7	$1,212	$1,212	10	$1,390	$1,448

	For the Three Months Ended			For the Six Months Ended
	March 31, 2019			March 31, 2019
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
(Dollars in thousands)
One- to four-family:
Originated	—	$—	$—	1	$117	$117
Correspondent purchased	—	—	—	—	—	—
Bulk purchased	1	308	308	1	308	308
Commercial:
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer:
Home equity	—	—	—	—	—	—
Other	—	—	—	—	—	—
	1	$308	$308	2	$425	$425

The following table provides information on TDRs that became delinquent during the periods presented within 12 months after being restructured.

	For the Three Months Ended				For the Six Months Ended
	March 31, 2020		March 31, 2019		March 31, 2020		March 31, 2019
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
One- to four-family:
Originated	—	$—	1	$45	1	$38	1	$45
Correspondent purchased	—	—	—	—	—	—	—	—
Bulk purchased	—	—	—	—	1	134	—	—
Commercial:
Commercial real estate	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer:
Home equity	1	9	—	—	1	9	—	—
Other	—	—	—	—	—	—	—	—
	1	$9	1	$45	3	$181	1	$45

In late March 2020, the Bank announced loan modification programs to support and provide relief for its borrowers during the Coronavirus Disease 2019 ("COVID-19") pandemic. Generally, loan modifications under these programs ("COVID-19 loan modifications") for one- to four-family loans and consumer loans consist of a three-month payment forbearance, with the deferred principal, interest, and escrow added to the loan payoff amount.  COVID-19 loan modifications of commercial loans mainly consist of up to a six-month interest-only payment period. The COVID-19 loan modifications are not considered troubled debt restructurings per current GAAP, nor are the loans with payment forbearance reported as past due or placed on non-accrual status during the forbearance time period.

Impaired loans - The following information pertains to impaired loans, by class, as of the dates presented.

	March 31, 2020			September 30, 2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	ACL	Investment	Balance	ACL
	(Dollars in thousands)
With no related allowance recorded
One- to four-family:
Originated	$14,406	$15,013	$—	$14,683	$15,241	$—
Correspondent purchased	1,946	2,049	—	1,763	1,868	—
Bulk purchased	4,909	5,630	—	4,943	5,661	—
Commercial:
Commercial real estate	512	840	—	—	—	—
Commercial and industrial	—	148	—	60	184	—
Consumer:
Home equity	336	446	—	345	462	—
Other	—	33	—	—	29	—
	22,109	24,159	—	21,794	23,445	—
With an allowance recorded
One- to four-family:
Originated	—	—	—	—	—	—
Correspondent purchased	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	2,076	2,074	240	—	—	—
Consumer:
Home equity	—	—	—	—	—	—
Other	—	—	—	—	—	—
	2,076	2,074	240	—	—	—
Total
One- to four-family:
Originated	14,406	15,013	—	14,683	15,241	—
Correspondent purchased	1,946	2,049	—	1,763	1,868	—
Bulk purchased	4,909	5,630	—	4,943	5,661	—
Commercial:
Commercial real estate	512	840	—	—	—	—
Commercial and industrial	2,076	2,222	240	60	184	—
Consumer:
Home equity	336	446	—	345	462	—
Other	—	33	—	—	29	—
	$24,185	$26,233	$240	$21,794	$23,445	$—

The following information pertains to impaired loans, by class, for the periods presented.

	For the Three Months Ended				For the Six Months Ended
	March 31, 2020		March 31, 2019		March 31, 2020		March 31, 2019
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
With no related allowance recorded
One- to four-family:
Originated	$14,441	$161	$15,928	$167	$14,526	$322	$16,980	$352
Correspondent purchased	1,854	19	2,177	23	1,814	37	2,251	45
Bulk purchased	4,965	50	5,230	43	4,965	102	5,453	86
Commercial:
Commercial real estate	547	4	—	—	312	4	—	—
Commercial and industrial	—	—	—	—	19	—	—	—
Consumer:
Home equity	332	5	436	7	335	11	461	16
Other	—	—	—	—	—	—	—	—
	22,139	239	23,771	240	21,971	476	25,145	499
With an allowance recorded
One- to four-family:
Originated	—	—	—	—	—	—	—	—
Correspondent purchased	—	—	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—	—	—	—
Commercial and industrial	2,244	42	—	—	1,282	54	—	—
Consumer:
Home equity	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—
	2,244	42	—	—	1,282	54	—	—
Total
One- to four-family:
Originated	14,441	161	15,928	167	14,526	322	16,980	352
Correspondent purchased	1,854	19	2,177	23	1,814	37	2,251	45
Bulk purchased	4,965	50	5,230	43	4,965	102	5,453	86
Commercial:
Commercial real estate	547	4	—	—	312	4	—	—
Commercial and industrial	2,244	42	—	—	1,301	54	—	—
Consumer:
Home equity	332	5	436	7	335	11	461	16
Other	—	—	—	—	—	—	—	—
	$24,383	$281	$23,771	$240	$23,253	$530	$25,145	$499

Allowance for Credit Losses - Management maintains an ACL to absorb inherent losses in the loan portfolio based on quarterly assessments of the loan portfolio. Each quarter a formula analysis model is prepared which segregates the loan portfolio into categories based on certain risk characteristics.  Historical loss factors and qualitative factors are applied to each loan category in the formula analysis model.  The factors are reviewed by management quarterly to assess whether the factors adequately cover probable and estimable losses inherent in the loan portfolio.  Due to the deterioration of economic conditions as a result of the COVID-19 pandemic, management increased some of the historical loss factors and qualitative factors in the formula analysis model to account for the increase in the estimated inherent losses in the loan portfolio at March 31, 2020 which accounts for the majority of the increase in the ACL during the current quarter. If economic conditions continue to worsen and/or the current and future government programs do not provide adequate relief to borrowers, it is possible the Bank's ACL will need to increase in future periods.

The following is a summary of ACL activity, by loan portfolio segment, for the periods presented, and the ending balance of ACL based on the Company's impairment methodology.

	For the Three Months Ended March 31, 2020
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,047	$1,200	$612	$3,859	$5,418	$158	$9,435
Charge-offs	(46)	—	—	(46)	(325)	(4)	(375)
Recoveries	3	—	—	3	54	4	61
Provision for credit losses	4,463	2,155	(55)	6,563	15,181	331	22,075
Ending balance	$6,467	$3,355	$557	$10,379	$20,328	$489	$31,196

	For the Six Months Ended March 31, 2020
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,000	$1,203	$687	$3,890	$5,171	$165	$9,226
Charge-offs	(64)	—	—	(64)	(349)	(10)	(423)
Recoveries	3	—	—	3	81	9	93
Provision for credit losses	4,528	2,152	(130)	6,550	15,425	325	22,300
Ending balance	$6,467	$3,355	$557	$10,379	$20,328	$489	$31,196

	For the Three Months Ended March 31, 2019
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,761	$1,748	$836	$5,345	$3,034	$179	$8,558
Charge-offs	(10)	—	—	(10)	—	(2)	(12)
Recoveries	2	—	17	19	25	29	73
Provision for credit losses	(580)	(356)	(51)	(987)	1,029	(42)	—
Ending balance	$2,173	$1,392	$802	$4,367	$4,088	$164	$8,619

	For the Six Months Ended March 31, 2019
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,953	$1,861	$925	$5,739	$2,556	$168	$8,463
Charge-offs	(30)	—	(26)	(56)	—	(12)	(68)
Recoveries	5	—	106	111	27	86	224
Provision for credit losses	(755)	(469)	(203)	(1,427)	1,505	(78)	—
Ending balance	$2,173	$1,392	$802	$4,367	$4,088	$164	$8,619

The following is a summary of the loan portfolio and related ACL balances, at the dates presented, by loan portfolio segment disaggregated by the Company's impairment method.

	March 31, 2020
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans:
Collectively evaluated for impairment	$3,951,979	$2,415,609	$224,849	$6,592,437	$766,443	$124,936	$7,483,816
Individually evaluated for impairment	14,406	1,946	4,909	21,261	2,588	336	24,185
	$3,966,385	$2,417,555	$229,758	$6,613,698	$769,031	$125,272	$7,508,001

ACL for loans:
Collectively evaluated for impairment	$6,467	$3,355	$557	$10,379	$20,088	$489	$30,956
Individually evaluated for impairment	—	—	—	—	240	—	240
	$6,467	$3,355	$557	$10,379	$20,328	$489	$31,196

	September 30, 2019
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans:
Collectively evaluated for impairment	$3,881,100	$2,379,651	$248,541	$6,509,292	$763,662	$131,225	$7,404,179
Individually evaluated for impairment	14,683	1,763	4,943	21,389	60	345	21,794
	$3,895,783	$2,381,414	$253,484	$6,530,681	$763,722	$131,570	$7,425,973

ACL for loans:
Collectively evaluated for impairment	$2,000	$1,203	$687	$3,890	$5,171	$165	$9,226
Individually evaluated for impairment	—	—	—	—	—	—	—
	$2,000	$1,203	$687	$3,890	$5,171	$165	$9,226

5. BORROWED FUNDS
FHLB Borrowings and Interest Rate Swaps - At March 31, 2020 and September 30, 2019, the Bank had entered into interest rate swap agreements with a total notional amount of $640.0 million in order to hedge the variable cash flows associated with $640.0 million of adjustable-rate FHLB advances. At March 31, 2020 and September 30, 2019, the interest rate swap agreements had an average remaining term to maturity of 4.0 years and 4.5 years, respectively. The interest rate swaps were designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the interest rate swap agreements. At March 31, 2020 and September 30, 2019, the interest rate swaps were in a loss position with a total fair value of $55.6 million and $33.1 million, respectively, which was reported in accounts payable and accrued expenses on the consolidated balance sheet. During the three and six months ended March 31, 2020, $983 thousand and $1.7 million, respectively, was reclassified from AOCI as an increase to interest expense. During the three months ended March 31, 2019, $100 thousand was reclassified from AOCI as a decrease to interest expense. During the six months ended March 31, 2019, $51 thousand was reclassified from AOCI as an increase to interest expense. There was no hedge ineffectiveness recognized in the consolidated statements of income during any of these periods. At March 31, 2020, the Company estimated that $13.0 million of interest expense associated with the interest rate swaps will be reclassified from AOCI as an increase to interest expense on FHLB borrowings during the next 12 months. The Bank has minimum collateral posting thresholds with its derivative counterparties and posts collateral on a daily basis. The Bank posted cash collateral of $56.3 million at March 31, 2020 and $33.3 million at September 30, 2019.

During the current quarter, the Bank prepaid fixed-rate FHLB advances totaling $350.0 million with a weighted average contractual interest rate of 2.42% and a weighted average remaining term of 1.0 years, and replaced these advances with $350.0 million of fixed-rate FHLB advances with a weighted average contractual interest rate of 1.43% and a weighted average term of 4.7 years. The Bank paid penalties totaling $4.2 million to FHLB as a result of prepaying the FHLB advances. The prepayment penalties are being recognized in interest expense over the life of the new FHLB advances.

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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value. The majority of the securities within the AFS portfolio were issued by GSEs. The Company primarily uses prices obtained from third party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third party pricing service when determining the fair value of its securities during the six months ended March 31, 2020 or during fiscal year 2019. The Company's major security types, based on the nature and risks of the securities, are:

•
GSE Debentures - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for similar securities. (Level 2)

•
MBS - Estimated fair values are based on a discounted cash flow method. Cash flows are determined based on prepayment projections of the underlying mortgages and are discounted using current market yields for benchmark securities. (Level 2)

•
Municipal Bonds - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for securities with similar credit profiles. (Level 2)

Interest Rate Swaps - The Company's interest rate swaps are designated as cash flow hedges and are reported at fair value in other assets on the consolidated balance sheet if in a gain position, and in accounts payable and accrued expenses if in a loss position, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. See "Note 5. Borrowed Funds" for additional information. The estimated fair values of the interest rates swaps are obtained from the counterparty and are determined by a discounted cash flow analysis using observable market-based inputs. On a quarterly basis, management corroborates the estimated fair values by internally calculating the estimated fair value using a discounted cash flow analysis with independent observable market-based inputs from a third party. No adjustments were made to the estimated fair values during the six months ended March 31, 2020 or during fiscal year 2019. (Level 2)

The following tables provide the level of valuation assumption used to determine the carrying value of the Company's financial instruments measured at fair value on a recurring basis at the dates presented. The Company did not have any Level 3 financial instruments measured at fair value on a recurring basis at March 31, 2020 or September 30, 2019.

	March 31, 2020
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$973,318	$—	$973,318	$—
GSE debentures	250,779	—	250,779	—
Municipal bonds	11,940	—	11,940	—
	$1,236,037	$—	$1,236,037	$—

Liabilities:
Interest rate swaps	$55,555	$—	$55,555	$—

	September 30, 2019
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$936,487	$—	$936,487	$—
GSE debentures	249,954	—	249,954	—
Municipal bonds	18,422	—	18,422	—
	$1,204,863	$—	$1,204,863	$—

Liabilities:
Interest rate swaps	$33,090	$—	$33,090	$—

The following is a description of valuation methodologies used for significant financial instruments measured at fair value on a non-recurring basis.

Loans Receivable - The fair value of impaired loans individually evaluated for impairment on a non-recurring basis during the six months ended March 31, 2020 and 2019 that were still held in the portfolio as of March 31, 2020 and 2019 was $4.9 million and $2.8 million, respectively.

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

For commercial loans, if the most recent appraisal or book value of the collateral does not reflect the current market conditions due to the passage of time and/or other factors, management will make adjustments to the existing appraised or book value based on knowledge of local market conditions, recent transactions, and estimated selling costs, if applicable. Adjustments to appraised or book values are generally based on assumptions not observable in the marketplace. The primary significant unobservable inputs for impaired commercial loans individually evaluated for impairment during the six months ended March 31, 2020 were downward adjustments to the book value of the collateral for lack of marketability. The adjustments ranged from 10% to 50%, with a weighted average of 20%. There were no impaired commercial loans individually evaluated during the six months ended March 31, 2019.

Fair values of impaired loans individually evaluated for impairment cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan and, as such, are classified as Level 3.

OREO - OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower of cost or fair value. The fair value for OREO is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value or listing price, except for the estimated sales costs noted above. The primary significant unobservable input for OREO was the appraisal or listing price. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property and, as such, are classified as Level 3. The fair value of OREO measured on a non-recurring basis during the six months ended March 31, 2020 and 2019 that was still held in the portfolio as of March 31, 2020 and 2019 was $183 thousand and $582 thousand, respectively. The carrying value of the properties equaled the fair value of the properties at March 31, 2020 and 2019.

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

The carrying amounts and estimated fair values of the Company's financial instruments by fair value hierarchy, at the dates presented, were as follows:

	March 31, 2020
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$118,374	$118,374	$118,374	$—	$—
AFS securities	1,236,037	1,236,037	—	1,236,037	—
Loans receivable	7,476,805	7,934,879	—	—	7,934,879
FHLB stock	101,575	101,575	101,575	—	—
Liabilities:
Deposits	5,774,619	5,852,187	2,732,263	3,119,924	—
Borrowings	2,115,869	2,165,705	30,000	2,135,705	—
Interest rate swaps	55,555	55,555	—	55,555	—

	September 30, 2019
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$220,370	$220,370	$220,370	$—	$—
AFS securities	1,204,863	1,204,863	—	1,204,863	—
Loans receivable	7,416,747	7,654,586	—	—	7,654,586
FHLB stock	98,456	98,456	98,456	—	—
Liabilities:
Deposits	5,581,867	5,614,895	2,594,242	3,020,653	—
Borrowings	2,239,989	2,253,353	100,001	2,153,352	—
Interest rate swaps	33,090	33,090	—	33,090	—

7. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the changes in the components of AOCI, net of tax, for the periods indicated.

	For the Three Months Ended March 31, 2020
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$9,698	$(19,625)	$(9,927)
Other comprehensive income (loss), before reclassifications	10,378	(23,412)	(13,034)
Amount reclassified from AOCI	—	983	983
Other comprehensive income (loss)	10,378	(22,429)	(12,051)
Ending balance	$20,076	$(42,054)	$(21,978)

	For the Six Months Ended March 31, 2020
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$10,150	$(25,049)	$(14,899)
Other comprehensive income (loss), before reclassifications	9,926	(18,697)	(8,771)
Amount reclassified from AOCI	—	1,692	1,692
Other comprehensive income (loss)	9,926	(17,005)	(7,079)
Ending balance	$20,076	$(42,054)	$(21,978)

	For the Three Months Ended March 31, 2019
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$537	$(2,414)	$(1,877)
Other comprehensive income (loss), before reclassifications	3,061	(6,500)	(3,439)
Amount reclassified from AOCI	—	(100)	(100)
Other comprehensive income (loss)	3,061	(6,600)	(3,539)
Ending balance	$3,598	$(9,014)	$(5,416)

	For the Six Months Ended March 31, 2019
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$(2,990)	$7,330	$4,340
Other comprehensive income (loss), before reclassifications	6,588	(16,395)	(9,807)
Amount reclassified from AOCI	—	51	51
Other comprehensive income (loss)	6,588	(16,344)	(9,756)
Ending balance	$3,598	$(9,014)	$(5,416)

8. REVENUE RECOGNITION
Details of the Company's primary types of non-interest income revenue streams by financial statement line item reported in the consolidated statements of income that are within the scope of ASC Topic 606 are below. During the six months ended March 31, 2020 and 2019, revenue from contracts with customers totaled $7.5 million and $8.1 million, respectively.

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

In order to participate in the card payment networks, the Company must pay various transaction related costs established by the networks ("interchange network charges"), including membership fees and a per unit charge for each transaction. The Company is acting as an agent for its debit card customers when they are utilizing the card payment networks; therefore, interchange transaction fee income is reported net of interchange network charges. Interchange network charges totaled $1.6 million and $1.7 million for the six months ended March 31, 2020 and 2019, respectively.

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

9. LEASES
The Company leases real estate property for branches, ATMs, and certain equipment. These leases have remaining terms that range from one year to 47 years, some of which include the exercising of renewal options that the Company considers to be reasonably certain. As of March 31, 2020, a right-of-use asset of $15.1 million was included in other assets and a lease liability of $15.1 million was included in accounts payable and accrued expenses on the consolidated balance sheets.

As of March 31, 2020, for the Company's operating leases, the weighted average remaining lease term was 23.3 years and the weighted average discount rate was 2.70%. The Company did not enter into any new lease obligations during the six months ended March 31, 2020.

The following tables presents lease expenses and supplemental cash flow information related to the Company's leases for the periods presented.

	For the Three Months Ended	For the Six Months Ended
	March 31, 2020	March 31, 2020
	(Dollars in thousands)
Operating lease expense	$376	$765
Variable lease expense	58	108
Short-term lease expense	7	16
Cash paid for amounts included in the measurement of lease liabilities	339	683

The following table presents future minimum payments, rounded to the nearest thousand, for operating leases with initial or remaining terms in excess of one year as of March 31, 2020:

Remainder of fiscal year 2020	$573
Fiscal year 2021	1,361
Fiscal year 2022	1,327
Fiscal year 2023	1,234
Fiscal year 2024	1,025
Fiscal year 2025	854
Thereafter	15,391
Total future minimum lease payments	21,765
Amounts representing interest	(6,708)
Present value of net future minimum lease payments	$15,057

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

These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our future results to differ materially from the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions expressed in the forward-looking statements:

•	our ability to maintain overhead costs at reasonable levels;

•	our ability to originate and purchase a sufficient volume of one- to four-family loans in order to maintain the balance of that portfolio at a level desired by management;

•	our ability to invest funds in wholesale or secondary markets at favorable yields compared to the related funding source;

•	our ability to access cost-effective funding;

•	the expected cost savings, synergies and other benefits from our acquisition of Capital City Bancshares, Inc. ("CCB") might not be realized within the anticipated time frames or at all;

•	our ability to extend the commercial banking and trust asset management expertise acquired from CCB through our existing branch footprint;

•	fluctuations in deposit flows;

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

•
potential adverse impacts of the ongoing COVID-19 pandemic and any governmental or societal responses thereto on the economic conditions in the Company's local market areas and other market areas where the Bank has lending relationships, on other aspects of the Company's business operations and on financial markets;

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

This list of important factors is not all inclusive. For a discussion of risks and uncertainties related to our business that could adversely impact our operations and/or financial results, see "Part I, Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2019 and Part II, Item 1A. Risk Factors within this Form 10-Q. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

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

Response to and Impact of the COVID-19 Pandemic

During the current quarter, the COVID-19 pandemic had a significant impact on our customers, employees, business operations and financial results. Management's actions related to COVID-19 and the impact of COVID-19 on certain aspects of the Company's business and financial results are summarized below.

Customer, employee, and community health precautions - In response to the rapidly evolving COVID-19 pandemic, the Company focused first on the well-being of its people, customers and communities. Preventative health measures were put in place including elimination of business-related travel, implementing mandatory work from home for all employees able to do so, social distancing precautions for all employees in the office, adjusting branch banking hours and operational measures to promote social distancing when customers do visit branches, and preventative cleaning at offices and branches. The Company also focused on business continuity measures, including activating its Crisis Management Team to put into action our business continuity plan, monitoring potential business interruptions, making further improvements to our technology allowing employees to work from home, and conducting regular discussions with our technology vendors.

Lobby services have been changed to appointment only while drive-through, mobile, and online banking have become the Bank's primary channels of serving customers. Retail loan closings have been conducted with customers coming to our drive-through facilities and commercial loans are closed in person only when necessary. All employees continue to be paid their regular salary and receive full benefits.
Loan modification programs - In late March 2020, the Bank announced loan modification programs to support and provide relief for its borrowers during the COVID-19 pandemic. Generally, loan modifications under these programs ("COVID-19 loan modifications") for one- to four-family loans and consumer loans consist of a three-month payment forbearance, with the deferred principal, interest, and escrow added to the loan payoff amount.  COVID-19 loan modifications of commercial loans mainly consist of a six-month interest-only payment period. The COVID-19 loan modifications are not considered troubled debt restructurings per current GAAP.

As of April 30, 2020, COVID-19 loan modifications had been processed for 494 one- to four-family loans totaling $137.0 million for which the borrowers had a weighted average credit score of 734, and 105 consumer loans totaling $2.7 million for which the borrowers had a weighted average credit score of 707.  As of April 30, 2020, 263 additional COVID-19 loan modification agreements had been sent to one- to four-family borrowers but were still pending.  The pending COVID-19 loan modifications had a total balance of $51.9 million and a weighted average credit score of 729.

As of April 30, 2020, the Bank had processed 181 COVID-19 loan modifications of commercial loans totaling $200.0 million, and were in the process of modifying an additional 32 commercial loans totaling $165.8 million.

Small Business Administration ("SBA") Payroll Protection Program ("PPP") loans - The first PPP authorized up to $349 billion and the second PPP authorized up to $320 billion in loans to small businesses primarily to pay their employees during the first eight weeks after receiving their loan proceeds with loan payments deferred for six months and the final balance due 24 months after funding, subject to potential debt forgiveness. These loans are fully guaranteed by the SBA. The first PPP application process started April 3,

2020 and the full $349 billion was exhausted on April 16, 2020. The Bank continued to take applications for PPP loans after the first PPP was exhausted in anticipation of a second PPP. The second PPP application process started April 27, 2020. Between the two PPPs, the Bank has processed 575 applications for PPP loans totaling $40.7 million, of which $34.1 million had been funded as of April 30, 2020. The origination fees associated with the PPP loans processed by the Bank are expected to be $1.7 million. Based on discussions with borrowers, we anticipate that more than 75% of the balances of the PPP loans will be forgiven after eight weeks from the funding date.

Provision for credit losses and allowance for credit losses - As a result of the deterioration of economic conditions due to the COVID-19 pandemic, the Bank recorded a provision for credit losses of $22.1 million during the current quarter. The provision for credit losses increased the ACL to $31.2 million at March 31, 2020 resulting in an ACL to loans receivable ratio of 0.42% compared to 0.12% at September 30, 2019. The ACL to loans receivable ratio for one- to four-family loans was 0.16% at March 31, 2020 compared to 0.06% at September 30, 2019 and the ACL to loans receivable ratio for commercial loans was 2.63% at March 31, 2020 compared to 0.67% at September 30, 2019. See additional ACL discussion in the "Financial Condition - Asset Quality - Allowance for credit losses and Provision for credit losses" section below, and additional discussion regarding the composition of the Bank's loan portfolio in the "Financial Condition - Loans Receivable" section below.

Suspension of correspondent loan activity - In an effort to manage the influx of refinance requests from current customers during the initial days of the COVID-19 pandemic, the Bank suspended its purchase of correspondent one- to four-family loans. Correspondent applications and commitments in the pipeline at the time of the suspension continue to progress through the approval and funding process.

Capital, liquidity, and dividends - Management performed stress test scenarios during April 2020. Based on the Company's existing capital levels, conservative loan underwriting policies, loan concentration, and geographical diversification, no liquidity or capital concerns were identified as a result of the stress tests. Management anticipates being able to manage the economic risks and uncertainties associated with the COVID-19 pandemic and remain well capitalized with sufficient liquidity to serve our customers. With earnings of $0.19 per share, year-to-date, and a cash balance at the holding company level of $101.0 million, the Company has the resources to continue to pay its regular quarterly dividend of $0.085 per share for the foreseeable future. Given the current state of economic uncertainty and how that may play out with the credit risk exposure in the Bank's loan portfolio, the Company has elected to defer the annual True Blue dividend in June 2020 and not ask for a regulatory non-objection to move capital from the Bank to the Company to pay that dividend. It is management's intent to ask for a regulatory non-objection at some point in the future and to pay this dividend when economic conditions are more certain. It remains the Company's intent to pay out 100% of its earnings.

Summary of Financial Condition and Results of Operation

For the quarter ended March 31, 2020, the Company recognized net income of $4.3 million, or $0.03 per share, compared to net income of $24.6 million, or $0.18 per share, for the quarter ended March 31, 2019. The decrease was due primarily to the $22.1 million provision for credit losses during the current quarter, partially offset by a reduction in income tax expense. The net interest margin decreased 14 basis points, from 2.33% for the prior year quarter to 2.19% for the current quarter. The decrease in the net interest margin was due mainly to a decrease in the loan portfolio yield, as well as an increase in the cost of deposits.

For the six months ended March 31, 2020, the Company recognized net income of $26.8 million, or $0.19 per share, a decrease of $22.2 million, or 45.3%, from the six-month period ended March 31, 2019. The decrease in net income was due primarily to the $22.3 million provision for credit losses during the current period. The net interest margin decreased eleven basis points, from 2.30% for the prior year period to 2.19% for the current period. The leverage strategy was suspended at certain times during the prior year period and during all of the current year period due to the negative interest rate spreads between the related FHLB borrowings and cash held at the FRB of Kansas City, making the transaction unprofitable. When the leverage strategy is in place, it reduces the net interest margin due to the small amount of earnings from the transaction in comparison to the size of the transaction. Excluding the effects of the leverage strategy, the net interest margin would have decreased 14 basis points, from 2.33% for the prior year period to 2.19% for the current year period. The decrease in the net interest margin, excluding the effects of the leverage strategy, was due mainly to an increase in the cost of retail/business certificates of deposit, as well as a decrease in the loan portfolio yield.

The Federal Reserve, in response to economic risks resulting from COVID-19 responses by businesses, individuals, and government entities, returned to a zero-interest rate policy in March 2020. This was after most broader market rates decreased significantly in response to evolving news about COVID-19. However, while liability costs decreased, mortgage rates did not, primarily due to a rapid and unexpected increase in refinance activity. The Bank was able to restructure the cost of $350.0 million of its FHLB advances by lowering their cost 72 bps, which reduced our interest expense on those advances immediately and primarily led to the stability in our net interest margin. Given current levels of yields on new loans and the amount of one- to four-family refinances and endorsements of terms to lower current market rates, the yield on the total loan portfolio is likely to continue to decrease. Additionally, yields on new securities are lower than the portfolio yield. While the Bank had begun to lower deposit rates in February, by late March and into the month of April, the Bank was able to lower deposit rates further in response to the changes in market rates and competition. Considering the drastic changes in market rates and the continued economic uncertainty, it is likely that with the changes the Bank has made to its cost of funding, if the rates on mortgage loans are reduced as capacity constraints are lessened in the mortgage origination system, our net interest margin should remain stable with some downside risk as a result of prepayments and premium amortization on correspondent loans.
Total assets increased $31.2 million, or 0.3% from September 30, 2019 to March 31, 2020, due mainly to loan portfolio growth which was largely funded with excess operating cash. The operating cash balance at September 30, 2019 was higher than normal due partially to anticipated loan fundings. Total loans increased $60.1 million from September 30, 2019 to March 31, 2020. The increase was primarily in the originated one- to four-family loan portfolio. During the current year-to-date period, the Bank originated and refinanced $450.0 million of one- to four-family and consumer loans with a weighted average rate of 3.49% and purchased $253.1 million of one- to four-family loans from correspondent lenders with a weighted average rate of 3.42%. The Bank also originated $67.6 million of commercial loans with a weighted average rate of 4.65% and entered into commercial real estate loan participations of $28.4 million at a weighted average rate of 4.65%. The commercial loan portfolio totaled $772.7 million at March 31, 2020 and was composed of 76% commercial real estate, 16% commercial construction, and 8% commercial and industrial. Total commercial real estate and commercial construction potential exposure, including undisbursed amounts and outstanding commitments totaling $167.2 million, was $877.7 million at March 31, 2020. Total commercial and industrial potential exposure, including undisbursed amounts and outstanding commitments of $18.8 million, was $80.9 million at March 31, 2020. Given the current level of total assets and the economic and interest rate environment, it is unlikely that the total loan portfolio will increase materially during the remainder of fiscal year 2020.

Total deposits increased $192.8 million, or 3.5%, from September 30, 2019 to March 31, 2020. Non-maturity deposits increased $138.0 million and retail/business certificates of deposit increased $72.4 million, partially offset by a $17.6 million decrease in public unit certificates of deposit. The increase in retail/business certificates of deposit was primarily in intermediate-term certificates, followed by short-term certificates.

Total borrowings at March 31, 2020 were $2.12 billion, a decrease of $124.1 million, or 5.5%, from September 30, 2019. The decrease was due to repaying the FHLB line of credit balance and not renewing a portion of the FHLB advances that matured during the current year period, partially offset by a $30.0 million draw on the FRB of Kansas City line of credit at March 31, 2020. Management is currently using the FRB of Kansas City line of credit rather than the FHLB line of credit for short-term funding needs as the interest rate on the FRB of Kansas City line of credit is lower than the FHLB line of credit.

Stockholders' equity was $1.29 billion at March 31, 2020 compared to $1.34 billion at September 30, 2019. The $48.5 million decrease was due primarily to the payment of $70.4 million in cash dividends, partially offset by net income of $26.8 million during the current year-to-date period. In the long run, management considers a Bank stockholders' equity to total assets ratio of at least 10% an appropriate level of capital. At March 31, 2020, this ratio was 12.2%. The cash dividends paid during the current year-to-date period totaled $0.51 per share and consisted of a $0.34 per share cash true-up dividend related to fiscal year 2019 earnings per the Company's dividend policy, and two regular quarterly cash dividends totaling $0.17 per share. On April 21, 2020, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $11.7 million, payable on May 15, 2020 to stockholders of record as of the close of business on May 1, 2020.

At times, the Bank has utilized a leverage strategy to increase earnings. The leverage strategy involves borrowing up to $2.10 billion either on the Bank's FHLB line of credit or by entering into short-term FHLB advances, depending on the rates offered by FHLB. The borrowings are repaid at quarter end, or earlier if the strategy is suspended. The proceeds from the borrowings, net of the required FHLB stock holdings which yield approximately 7.25% from dividends, are deposited at the FRB of Kansas City. Net income attributable to the leverage strategy is largely derived from the dividends received on FHLB stock holdings, plus the net interest rate spread between the yield on the cash at the FRB of Kansas City and the rate paid on the related FHLB borrowings, less applicable federal insurance premiums and estimated taxes. Net income attributable to the leverage strategy was $14 thousand during the prior year period. The leverage strategy was not in place during the current year period, due to the large negative interest rate spread making the strategy unprofitable. Management continues to monitor the net interest rate spread and overall profitability of the strategy. It is expected that the strategy will be reimplemented if it reaches a position that is profitable.

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

Financial Condition
The following table presents selected balance sheet information as of the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2019	2019	2019	2019
	(Dollars in thousands)
Total assets	$9,371,193	$9,236,572	$9,340,018	$9,286,275	$9,534,551
Cash and cash equivalents	118,374	70,703	220,370	43,051	218,051
AFS securities	1,236,037	1,229,587	1,204,863	769,393	746,728
HTM securities	—	—	—	483,858	527,460
Loans receivable, net	7,476,805	7,429,207	7,416,747	7,507,468	7,570,806
FHLB stock, at cost	101,575	99,861	98,456	100,109	102,631
Deposits	5,774,619	5,585,851	5,581,867	5,580,871	5,701,111
Borrowings	2,115,869	2,189,991	2,239,989	2,239,987	2,339,985
Stockholders' equity	1,287,793	1,306,594	1,336,326	1,327,099	1,355,983
Equity to total assets at end of period	13.7%	14.1%	14.3%	14.3%	14.2%
Total assets were $9.37 billion at March 31, 2020, an increase of $134.6 million, or 1.5%, from December 31, 2019, due primarily to increases in the loan portfolio and cash and cash equivalents. The increase in cash and cash equivalents was due mainly to increasing the amount of cash on hand in anticipation of customer cash needs during the COVID-19 pandemic. Total loans were $7.48 billion at March 31, 2020, an increase of $47.6 million, or 0.6%, from December 31, 2019. The increase was primarily in the one- to four-family correspondent loan portfolio and commercial construction portfolio, partially offset by an increase in ACL. During the current quarter, the Bank originated and refinanced $193.6 million of one- to four-family and consumer loans with a weighted average rate of 3.45% and purchased $144.6 million of one- to four-family loans from correspondent lenders with a weighted average rate of 3.40%. The Bank also originated $35.2 million of commercial loans with a weighted average rate of 4.42% and processed commercial loan disbursements, excluding lines of credit, of approximately $49 million at a weighted average rate of 4.56%. Given the current level of total assets and the economic and interest rate environment, it is unlikely that the total loan portfolio will increase materially during the remainder of fiscal year 2020.

Total deposits were $5.77 billion at March 31, 2020, an increase of $188.8 million, or 3.4%, from December 31, 2019. Retail/business certificates of deposit increased $108.8 million due primarily to the Presidents' Day certificate of deposit campaign in February 2020, and non-maturity deposits increased $66.7 million. The increase in the retail/business certificates of deposit was primarily in intermediate-term certificates.

Stockholders' equity was $1.29 billion at March 31, 2020 compared to $1.31 billion at December 31, 2019. The $18.8 million decrease was due primarily to other comprehensive loss, net of tax of $12.1 million, which was due to a reduction in the fair value of our interest rate swaps, partially offset by an increase in unrealized gains on our AFS securities, and the payment of $11.7 million in cash dividends. These decreases were partially offset by net income of $4.3 million during the current quarter.

Loans Receivable. The following table presents the balance and weighted average rate of our loan portfolio as of the dates indicated. Approximately 68% of the one- to four-family loan portfolio balance at March 31, 2020 was comprised of loans that had a balance of $510 thousand or less at the time of origination.

	March 31, 2020		December 31, 2019		September 30, 2019
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
One- to four-family:
Originated	$3,944,782	3.68%	$3,927,015	3.71%	$3,873,851	3.74%
Correspondent purchased	2,385,907	3.60	2,343,750	3.62	2,349,877	3.64
Bulk purchased	228,730	2.88	237,691	2.93	252,347	2.94
Construction	35,798	3.61	38,771	3.82	36,758	4.00
Total	6,595,217	3.62	6,547,227	3.65	6,512,833	3.68
Commercial:
Commercial real estate	584,236	4.45	583,848	4.48	583,617	4.48
Commercial and industrial	62,153	4.62	57,019	4.97	61,094	5.14
Construction	126,266	4.40	107,372	4.68	123,159	4.81
Total	772,655	4.45	748,239	4.54	767,870	4.58
Consumer loans:
Home equity	114,571	5.67	118,491	5.73	120,587	6.15
Other	10,837	4.56	10,877	4.58	11,183	4.57
Total	125,408	5.58	129,368	5.63	131,770	6.02
Total loans receivable	7,493,280	3.74	7,424,834	3.77	7,412,473	3.81

Less:
ACL	31,196		9,435		9,226
Discounts/unearned loan fees	29,645		30,323		31,058
Premiums/deferred costs	(44,366)		(44,131)		(44,558)
Total loans receivable, net	$7,476,805		$7,429,207		$7,416,747

Loan Activity - The following tables summarize activity in the loan portfolio, along with weighted average rates where applicable, for the periods indicated, excluding changes in ACL, discounts/unearned loan fees, and premiums/deferred costs. Loans that were paid-off as a result of refinances and loans that were sold are included in repayments. Loan endorsements are not included in the activity in the following table because a new loan is not generated at the time of the endorsement. The endorsed balance and rate are included in the ending loan portfolio balance and rate. During the current year period, the Bank endorsed $170.9 million of one- to four-family loans, reducing the average rate on those loans by 81 basis points. Commercial loan renewals are not included in the activity in the following table unless new funds are disbursed at the time of renewal. As noted earlier, during the initial days of the COVID-19 pandemic, correspondent one- to four-family lending activities were suspended by the Bank but correspondent applications and commitments in the pipeline continue to progress through the approval and funding process.

	For the Three Months Ended
	March 31, 2020		December 31, 2019		September 30, 2019		June 30, 2019
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$7,424,834	3.77%	$7,412,473	3.81%	$7,501,741	3.83%	$7,564,076	3.82%
Originated and refinanced:
Fixed	172,891	3.44	233,693	3.52	188,753	3.60	121,871	4.09
Adjustable	55,946	4.11	55,126	4.30	59,550	4.37	63,341	4.87
Purchased and participations:
Fixed	125,612	3.46	123,118	3.77	49,161	4.12	29,447	4.65
Adjustable	18,985	2.96	13,801	3.06	12,305	3.55	10,018	3.85
Change in undisbursed loan funds	24,049		(9,743)		12,293		34,742
Repayments	(328,644)		(403,361)		(410,624)		(321,439)
Principal (charge-offs)/recoveries, net	(314)		(16)		(110)		(33)
Other	(79)		(257)		(596)		(282)
Ending balance	$7,493,280	3.74	$7,424,834	3.77	$7,412,473	3.81	$7,501,741	3.83

	For the Six Months Ended
	March 31, 2020		March 31, 2019
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$7,412,473	3.81%	$7,507,645	3.74%
Originated and refinanced:
Fixed	406,584	3.48	194,710	4.58
Adjustable	111,072	4.20	196,717	4.87
Purchased and participations:
Fixed	248,730	3.61	107,527	4.88
Adjustable	32,786	3.00	53,982	4.70
Change in undisbursed loan funds	14,306		5,185
Repayments	(732,005)		(501,094)
Principal (charge-offs)/recoveries, net	(330)		156
Other	(336)		(752)
Ending balance	$7,493,280	3.74	$7,564,076	3.82

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

	For the Three Months Ended
	March 31, 2020			March 31, 2019
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family:(1)
<= 15 years	$68,559	2.95%	18.4%	$13,873	4.25%	5.5%
> 15 years	198,373	3.54	53.1	66,993	4.45	27.0
One- to four-family construction	13,971	3.44	3.7	11,801	4.56	4.8
Commercial:
Commercial real estate	3,872	4.71	1.0	15,027	7.23	6.0
Commercial and industrial	9,992	3.82	2.7	3,956	5.29	1.6
Commercial construction	1,522	5.40	0.4	—	—	—
Home equity	1,124	5.85	0.3	1,189	5.83	0.5
Other	1,090	5.51	0.3	1,226	4.67	0.5
Total fixed-rate	298,503	3.45	79.9	114,065	4.85	45.9

Adjustable-rate:
One- to four-family:(2)
<= 36 months	1,571	2.86	0.4	2,459	3.83	1.0
> 36 months	35,099	2.98	9.4	30,068	4.03	12.1
One- to four-family construction	4,007	3.00	1.1	3,467	3.87	1.4
Commercial:
Commercial real estate	17,347	4.53	4.7	72,879	4.69	29.3
Commercial and industrial	1,950	5.00	0.5	11,615	5.35	4.7
Commercial construction	508	5.50	0.1	—	—	—
Home equity	13,686	5.16	3.7	13,450	6.42	5.4
Other	763	3.96	0.2	399	3.50	0.2
Total adjustable-rate	74,931	3.82	20.1	134,337	4.73	54.1

Total originated, refinanced and purchased	$373,434	3.52	100.0%	$248,402	4.79	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$125,612	3.46		$24,611	4.35
Participations - commercial	—	—		10,776	8.00
Total fixed-rate purchased/participations	125,612	3.46		35,387	5.46

Adjustable-rate:
Correspondent - one- to four-family	18,985	2.96		11,331	4.01
Participations - commercial	—	—		—	—
Total adjustable-rate purchased/participations	18,985	2.96		11,331	4.01
Total purchased/participation loans	$144,597	3.40		$46,718	5.11

	For the Six Months Ended
	March 31, 2020			March 31, 2019
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family:(1)
<= 15 years	$153,063	2.96%	19.1%	$36,928	4.21%	6.7%
> 15 years	408,843	3.56	51.2	173,127	4.53	31.3
One- to four-family construction	25,102	3.42	3.1	28,279	4.53	5.1
Commercial:
Commercial real estate	13,272	5.00	1.7	22,829	6.40	4.1
Commercial and industrial	14,039	3.90	1.8	6,358	5.31	1.2
Commercial construction	36,253	4.72	4.5	29,919	4.78	5.4
Home equity	2,487	5.88	0.3	2,383	6.16	0.4
Other	2,255	5.55	0.3	2,414	4.68	0.5
Total fixed-rate	655,314	3.53	82.0	302,237	4.69	54.7

Adjustable-rate:
One- to four-family:(2)
<= 36 months	3,669	2.86	0.5	7,687	3.76	1.4
> 36 months	66,308	3.02	8.3	63,147	4.03	11.4
One- to four-family construction	9,997	3.03	1.2	11,712	4.23	2.1
Commercial:
Commercial real estate	26,522	4.65	3.3	93,583	4.79	16.9
Commercial and industrial	4,475	5.08	0.6	13,950	5.46	2.5
Commercial construction	1,487	5.53	0.2	28,650	5.35	5.2
Home equity	29,969	5.47	3.7	30,876	6.36	5.6
Other	1,431	4.04	0.2	1,094	3.15	0.2
Total adjustable-rate	143,858	3.93	18.0	250,699	4.83	45.3

Total originated, refinanced and purchased	$799,172	3.60	100.0%	$552,936	4.75	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$220,304	3.48		$63,550	4.46
Participations - commercial	28,426	4.65		43,977	5.49
Total fixed-rate purchased/participations	248,730	3.61		107,527	4.88

Adjustable-rate:
Correspondent - one- to four-family	32,786	3.00		25,332	3.97
Participations - commercial	—	—		28,650	5.35
Total adjustable-rate purchased/participations	32,786	3.00		53,982	4.70
Total purchased/participation loans	$281,516	3.54		$161,509	4.82

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

One- to Four-Family Loans - The following table presents, for our portfolio of one- to four-family loans, the amount, percent of total, weighted average credit score, weighted average LTV ratio, and average balance per loan as of the dates presented. Credit scores are updated at least annually, with the latest update in September 2019, from a nationally recognized consumer rating agency. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

	March 31, 2020					September 30, 2019
		% of	Credit		Average		% of	Credit		Average
	Amount	Total	Score	LTV	Balance	Amount	Total	Score	LTV	Balance
	(Dollars in thousands)
Originated	$3,944,782	60.1%	767	62%	$143	$3,873,851	59.8%	768	62%	$140
Correspondent purchased	2,385,907	36.4	764	65	375	2,349,877	36.3	765	65	371
Bulk purchased	228,730	3.5	763	61	302	252,347	3.9	762	61	304
	$6,559,419	100.0%	766	63	189	$6,476,075	100.0%	767	63	186

The following tables present originated, refinanced, and correspondent purchased activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average LTVs and weighted average credit scores for the periods indicated. Included in the "Refinanced by Bank customers" line item are correspondent loans that were refinanced with the Bank. Of the loans originated during the current year period, $127.4 million were refinanced from other lenders. Of the loans originated and refinanced during the current year period, 78% had loan values of $510 thousand or less. Of the correspondent loans purchased during the current year period, 23% had loan values of $510 thousand or less.

	For the Three Months Ended
	March 31, 2020			March 31, 2019
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$133,513	75%	764	$83,101	77%	755
Refinanced by Bank customers	43,470	68	758	9,618	67	749
Correspondent purchased	144,597	71	766	35,942	74	761
	$321,580	73	764	$128,661	76	756

	For the Six Months Ended
	March 31, 2020			March 31, 2019
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$305,900	75%	766	$209,426	77%	755
Refinanced by Bank customers	107,992	68	760	22,572	67	746
Correspondent purchased	253,090	71	767	88,882	74	762
	$666,982	72	765	$320,880	75	756

The following table presents the amount, percent of total, and weighted average rate, by state, of one- to four-family loan originations and correspondent purchases where originations and purchases in the state exceeded five percent of the total amount originated and purchased during the period ended March 31, 2020.

	For the Three Months Ended			For the Six Months Ended
	March 31, 2020			March 31, 2020
State	Amount	% of Total	Rate	Amount	% of Total	Rate
	(Dollars in thousands)
Kansas	$153,911	47.8%	3.30%	$361,548	54.2%	3.33%
Missouri	59,433	18.5	3.37	119,514	17.9	3.38
Texas	59,371	18.5	3.29	103,439	15.5	3.32
Other states	48,865	15.2	3.47	82,481	12.4	3.48
	$321,580	100.0%	3.34	$666,982	100.0%	3.35

One- to Four-Family Loan Commitments - The following table summarizes our one- to four-family loan origination and refinance commitments and one- to four-family correspondent loan purchase commitments as of March 31, 2020, along with associated weighted average rates. Loan commitments generally have fixed expiration dates or other termination clauses and may require the payment of a rate lock fee. It is expected that some of the loan commitments will expire unfunded, so the amounts reflected in the table below are not necessarily indicative of our future cash needs. As discussed above, the Bank suspended its purchase of correspondent one- to four-family loans during the initial days of the COVID-19 pandemic, but the Bank continues to progress through the approval and funding of the commitments in the pipeline at the time of the suspension.

	Fixed-Rate
	15 years	More than	Adjustable-	Total
	or less	15 years	Rate	Amount	Rate
	(Dollars in thousands)
Originate/refinance	$27,472	$49,544	$12,376	$89,392	3.27%
Correspondent	28,065	68,986	15,668	112,719	3.25
	$55,537	$118,530	$28,044	$202,111	3.26

Rate	2.90%	3.50%	2.96%

Commercial Loans - During the current year period, the Bank originated $67.6 million of commercial loans, entered into commercial real estate loan participations totaling $28.4 million, and processed commercial loan disbursements, excluding lines of credit, of approximately $89 million at a weighted average rate of 4.72%.

The following table presents the Bank's commercial real estate and commercial construction loans and loan commitments by type of primary collateral, as of March 31, 2020. Included in the gross loan amounts in the table, which does not include outstanding commitments, are fixed-rate loans totaling $482.7 million at a weighted average rate of 4.34% and adjustable-rate loans totaling $340.8 million at a weighted average rate of 4.65%. The weighted average rate of fixed-rate loans is lower than that of adjustable-rate loans due primarily to the majority of the fixed-rate loans in the portfolio at March 31, 2020 having shorter terms to maturity. Because the commitments to pay out undisbursed funds are not cancellable by the Bank, unless the loan is in default, we anticipate fully funding the related projects.

	Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Principal	Amount	Amount	Commitments	Total	Total
	(Dollars in thousands)
Senior housing	$227,102	$45,545	$272,647	$—	$272,647	31.1%
Hotel	117,462	19,137	136,599	43,757	180,356	20.5
Retail building	120,333	21,609	141,942	4,999	146,941	16.7
Multi-family	59,294	15,452	74,746	1,720	76,466	8.7
One- to four-family property	57,434	4,882	62,316	1,652	63,968	7.3
Office building	53,469	1,039	54,508	590	55,098	6.3
Single use building	44,539	4,556	49,095	807	49,902	5.7
Other	30,869	787	31,656	675	32,331	3.7
	$710,502	$113,007	$823,509	$54,200	$877,709	100.0%

Weighted average rate	4.44%	4.65%	4.47%	5.35%	4.52%

The following table summarizes the Bank's commercial real estate and commercial construction loans and loan commitments by state as of March 31, 2020.

	Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Principal	Amount	Amount	Commitments	Total	Total
	(Dollars in thousands)
Kansas	$285,283	$10,817	$296,100	$2,919	$299,019	34.1%
Missouri	227,267	66,363	293,630	3,401	297,031	33.8
Texas	99,316	27,934	127,250	43,697	170,947	19.5
Nebraska	31,919	1,690	33,609	—	33,609	3.8
Kentucky	25,230	330	25,560	—	25,560	2.9
California	5,941	4,300	10,241	—	10,241	1.2
Other	35,546	1,573	37,119	4,183	41,302	4.7
	$710,502	$113,007	$823,509	$54,200	$877,709	100.0%

The following table presents the Bank's commercial and industrial loans and loan commitments by business purpose, as of March 31, 2020.

	Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Principal	Amount	Amount	Commitments	Total	Total
	(Dollars in thousands)
Working capital	$17,789	$13,116	$30,905	$2,910	$33,815	41.8%
Equipment	16,943	536	17,479	70	17,549	21.7
Business investment	11,993	80	12,073	125	12,198	15.1
Purchase/lease autos	8,954	95	9,049	—	9,049	11.2
Other	6,474	1,825	8,299	—	8,299	10.2
	$62,153	$15,652	$77,805	$3,105	$80,910	100.0%

The following table presents the Bank's commercial loan portfolio and outstanding loan commitments, categorized by gross loan amount (unpaid principal plus undisbursed amounts) or outstanding loan commitment amount, as of March 31, 2020.

	Count	Amount
	(Dollars in thousands)
Greater than $30 million	3	$121,748
>$15 to $30 million	12	296,150
>$10 to $15 million	4	50,192
>$5 to $10 million	13	83,795
$1 to $5 million	95	214,002
Less than $1 million	1,223	192,732
	1,350	$958,619

The Bank's commercial lending team is working proactively with our commercial customers as the COVID-19 pandemic continues to present challenging operating conditions. As discussed above, through April 30, 2020, we have modified or are in the process of modifying $365.8 million of commercial loans under our COVID-19 loan modification program. We have also processed 575 PPP loans for $40.7 million, for which we expect to receive approximately $1.7 million in fees under the first PPP. Approximately 60% of PPP loans processed are in the following industries: construction, professional/scientific/technical, health care/social assistance, and retail trade.

The following table presents the unpaid principal balance of Bank's commercial real estate loans, by type of primary collateral, and commercial and industrial loans, by business purpose, that either have been modified or are in the process of being modified as of April 30, 2020. The information is split by type of modification and presented as a percentage of total modifications, as well as by a percentage of the related unpaid principal balance of the related property type or business purpose category.

	Modification Type				% of
	Interest	Payment		% of	Property Type/
	Only	Deferral	Total	Total	Business Purpose
	(Dollars in thousands)
Commercial real estate
Senior housing	$101,904	$46,220	$148,124	40.5%	65.2%
Hotel	76,249	19,266	95,515	26.1	81.3
Single use building	30,450	5,331	35,781	9.8	80.3
Retail building	31,814	3,119	34,933	9.6	29.0
Office building	16,415	7,012	23,427	6.4	43.8
Multi-family	8,233	—	8,233	2.3	13.9
One- to four-family property	7,680	—	7,680	2.1	13.4
Other	3,297	—	3,297	0.9	10.7
	276,042	80,948	356,990	97.7	50.2
Commercial and industrial
Equipment	4,141	—	4,141	1.1	24.4
Business investment	2,372	—	2,372	0.6	19.8
Working capital	869	—	869	0.2	4.9
Purchase/lease autos	587	—	587	0.2	6.6
Other	807	—	807	0.2	12.5
	8,776	—	8,776	2.3	14.1
Total	$284,818	$80,948	$365,766	100.0%	47.3%

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

Delinquent and non-performing loans and OREO - The following table presents the Company's 30 to 89 day delinquent loans at the dates indicated. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs. Of the loans 30 to 89 days delinquent at March 31, 2020, approximately 78% were 59 days or less delinquent.

	Loans Delinquent for 30 to 89 Days at:
	March 31,		December 31,		September 30,		June 30,		March 31,
	2020		2019		2019		2019		2019
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	92	$8,360	96	$9,004	90	$7,223	94	$7,749	79	$8,694
Correspondent purchased	13	4,531	13	4,117	9	2,721	14	3,727	13	4,133
Bulk purchased	12	2,914	14	3,307	16	3,581	13	2,249	13	2,722
Commercial	7	1,555	7	1,192	8	826	12	1,699	13	1,361
Consumer	43	628	40	488	42	525	43	630	37	481
	167	$17,988	170	$18,108	165	$14,876	176	$16,054	155	$17,391

Loans 30 to 89 days delinquent
to total loans receivable, net		0.24%		0.24%		0.20%		0.21%		0.23%

The table below presents the Company's non-performing loans and OREO at the dates indicated. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs. Non-performing loans are loans that are 90 or more days delinquent or in foreclosure and other loans required to be reported as nonaccrual pursuant to accounting and/or regulatory reporting requirements and/or internal policies, even if the loans are current. At all dates presented, there were no loans 90 or more days delinquent that were still accruing interest. Non-performing assets include non-performing loans and OREO. OREO primarily includes assets acquired in settlement of loans. Over the past 12 months, OREO properties acquired in settlement of one- to four-family loans were owned by the Bank, on average, for approximately three months before the properties were sold.

	Non-Performing Loans and OREO at:
	March 31,		December 31,		September 30,		June 30,		March 31,
	2020		2019		2019		2019		2019
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	53	$4,517	44	$3,552	44	$3,268	58	$5,069	67	$5,172
Correspondent purchased	4	1,342	4	1,376	4	1,008	2	871	3	918
Bulk purchased	1	630	2	689	6	1,465	7	2,194	10	2,782
Commercial	4	716	—	—	4	170	—	—	—	—
Consumer	17	326	20	340	25	362	25	437	27	567
	79	7,531	70	5,957	83	6,273	92	8,571	107	9,439

Loans 90 or more days delinquent or in foreclosure
as a percentage of total loans		0.10%		0.08%		0.08%		0.11%		0.12%

Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	13	$811	11	$634	16	$1,183	15	$1,057	18	$1,761
Correspondent purchased	1	189	—	—	—	—	—	—	—	—
Bulk purchased	1	134	1	134	1	65	2	374	—	—
Commercial	2	129	6	363	1	7	1	7	2	1,712
Consumer	2	43	—	—	2	35	2	4	3	14
	19	1,306	18	1,131	20	1,290	20	1,442	23	3,487
Total non-performing loans	98	8,837	88	7,088	103	7,563	112	10,013	130	12,926

Non-performing loans as a percentage of total loans		0.12%		0.10%		0.10%		0.13%		0.17%

OREO:
One- to four-family:
Originated(2)	5	$187	8	$414	8	$745	8	$546	5	$549
Bulk purchased	—	—	—	—	—	—	—	—	1	322
Commercial	—	—	—	—	1	600	1	600	1	600
Consumer	—	—	1	98	—	—	—	—	—	—
	5	187	9	512	9	1,345	9	1,146	7	1,471
Total non-performing assets	103	$9,024	97	$7,600	112	$8,908	121	$11,159	137	$14,397

Non-performing assets as a percentage of total assets		0.10%		0.08%		0.10%		0.12%		0.15%

(1)	Includes loans required to be reported as nonaccrual pursuant to accounting and/or regulatory reporting requirements and/or internal policies, even if the loans are current.

(2)	Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

The following table presents the states where the properties securing five percent or more of the total amount of our one- to four-family loans are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at March 31, 2020. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. At March 31, 2020, potential losses, after taking into consideration anticipated private mortgage insurance proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,592,113	54.7%	$6,655	42.1%	$4,229	65.2%	63%
Missouri	1,179,941	18.0	2,300	14.5	804	12.4	64
Texas	759,064	11.6	1,591	10.1	441	6.8	44
Other states	1,028,301	15.7	5,259	33.3	1,015	15.6	71
	$6,559,419	100.0%	$15,805	100.0%	$6,489	100.0%	63

Classified loans - The following table presents loans classified as special mention or substandard at the dates presented. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs. The increase in special mention loans at March 31, 2020 compared to March 31, 2019 was due primarily to one $50.0 million commercial participation real estate loan being classified as special mention during the quarter ended June 30, 2019. Management continues to closely monitor the project and surrounding activities. Included in substandard commercial loans at March 31, 2020 and December 31, 2019 were $3.4 million and $3.8 million, respectively, of loans added in the CCB acquisition which have since been renewed and on which the related purchase acquisition adjustments have been accreted; as such, these loans are now included in the Bank's ACL formula analysis model or are individually evaluated for impairment. There were no such loans at March 31, 2019.

	March 31, 2020		December 31, 2019		March 31, 2019
	Special Mention	Substandard	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family	$13,678	$26,077	$15,778	$25,376	$11,943	$28,774
Commercial	52,515	4,538	52,809	5,356	5,330	1,712
Consumer	479	659	375	683	125	882
	$66,672	$31,274	$68,962	$31,415	$17,398	$31,368

Allowance for credit losses and Provision for credit losses - Management maintains an ACL to absorb inherent losses in the loan portfolio based on quarterly assessments of the loan portfolio. The ACL is maintained through provisions for credit losses which are either charged to or credited to income. Each quarter a formula analysis model is prepared which segregates the loan portfolio into categories based on certain risk characteristics.  Historical loss factors and qualitative factors are applied to each loan category in the formula analysis model.  The factors are reviewed by management quarterly to assess whether the factors adequately cover probable and estimable losses inherent in the loan portfolio.  Due to the deterioration of economic conditions as a result of the COVID-19 pandemic, management increased some of the historical loss factors and qualitative factors to account for the increase in the estimated inherent losses in the loan portfolio at March 31, 2020.

One- to Four- Family and Consumer Loans: Management took into consideration the unprecedented increase in layoffs/furloughs as a result of COVID-19 and the industries and employee groups impacted by the layoffs/furloughs, the Bank's historical ACL to loans receivable ratios compared to the historical unemployment and housing price index trending, and the Bank's historical charge-off percentages when evaluating the Bank's historical loss factors and qualitative loss factors at March 31, 2020. As a result of the analysis, management increased the historical loss factors and qualitative factors for one- to four-family and consumer loans at March 31, 2020. Management selected the worst historical time periods reviewed and used those factors in the ACL formula analysis model at March 31, 2020. Management then evaluated the calculated ACL to the Bank's historical ACL to loan ratios to determine the appropriate amount of ACL at March 31, 2020.

Commercial Loans: As a result of the very limited historical loan loss experience for our commercial loan portfolio, management considered historical peer ACL to loans receivable percentages and peer charge-off percentages and the economic conditions during those time periods when evaluating the level of ACL at March 31, 2020 for commercial loans. Management also considered the layoffs/furloughs information noted above, along with impacts to certain categories of our commercial loan portfolio related to stay-at-home orders, mandatory closures, social distancing requirements, work-from-home requirements, and populations generally disproportionately impacted by COVID-19 (e.g., senior housing), among others. Additionally, the commercial lending team closely analyzed the Bank's largest commercial relationships in late March 2020. Approximately 83% of all commercial loan balances outstanding at March 31, 2020 were analyzed. There were $162.5 million of commercial loans, or 21% of the unpaid commercial loan balance at March 31, 2020, considered most at risk of short-term operational cash flow issues and/or to have collateral concerns, primarily in the hotel and single use building categories, which were both among the categories with the highest usage of the Bank's COVID-19 loan modification program. The weighted average LTV ratios based on the unpaid principal balance of senior housing, retail building, hotel, office building, and single use building loans were 68%, 76%, 58%, 80%, and 68%, respectively, at March 31, 2020. We also considered the largest credits in these loan categories. The evaluation of most of our commercial and industrial loans concluded that many of these loans are to businesses that are deemed essential, which we believe reduces the risk of loss on these loans at this time. Management was not aware of any construction delays or other issues that would significantly delay or impact funding of the commercial construction loans at March 31, 2020. After reviewing the economic information noted above, management established a COVID-19 qualitative factor at March 31, 2020. The COVID-19 qualitative factor was developed by analyzing historical peer ACL to loans receivable percentages and peer charge-off percentages.
Overall: Programs under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act were not sufficiently in effect at March 31, 2020 to provide relief to borrowers and the extent of the relief to borrowers related to the CARES Act programs is not yet known. Management believes the ACL at March 31, 2020 was adequate to absorb inherent losses in the loan portfolio at that point in time based on the known facts and circumstances of the economic environment. Management will continue to closely monitor economic conditions and will work with borrowers as necessary to assist them through this challenging economic climate. If economic conditions continue to worsen and/or the CARES Act programs and future government programs, if any, do not provide adequate relief to borrowers, it is possible the Bank's ACL will need to increase in future periods.

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

The distribution of our ACL at the dates indicated is summarized below.

	At
	March 31, 2020				September 30, 2019
		% of ACL		% of		% of ACL		% of
	Amount	to Total	Total	Loans to	Amount	to Total	Total	Loans to
	of ACL	ACL	Loans	Total Loans	of ACL	ACL	Loans	Total Loans
	(Dollars in thousands)
One- to four-family:
Originated	$6,420	20.6%	$3,944,782	52.6%	$1,982	21.6%	$3,873,851	52.2%
Correspondent purchased	3,355	10.7	2,385,907	31.8	1,203	13.0	2,349,877	31.7
Bulk purchased	557	1.8	228,730	3.1	687	7.4	252,347	3.4
Construction	47	0.2	35,798	0.5	18	0.2	36,758	0.5
Total	10,379	33.3	6,595,217	88.0	3,890	42.2	6,512,833	87.8
Commercial:
Commercial real estate	14,672	47.0	584,236	7.8	3,448	37.4	583,617	7.9
Commercial and industrial	1,489	4.8	62,153	0.8	472	5.1	61,094	0.8
Construction	4,167	13.4	126,266	1.7	1,251	13.5	123,159	1.7
Total	20,328	65.2	772,655	10.3	5,171	56.0	767,870	10.4
Consumer loans:
Home equity	397	1.3	114,571	1.5	97	1.1	120,587	1.6
Other consumer	92	0.2	10,837	0.2	68	0.7	11,183	0.2
Total consumer loans	489	1.5	125,408	1.7	165	1.8	131,770	1.8
	$31,196	100.0%	$7,493,280	100.0%	$9,226	100.0%	$7,412,473	100.0%

The ratio of ACL to loans receivable, by loan type, at the dates indicated is summarized below.

	At
	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2019	2019	2019	2019
One- to four-family:
Originated	0.16%	0.05%	0.05%	0.05%	0.05%
Correspondent purchased	0.14	0.05	0.05	0.05	0.06
Bulk purchased	0.24	0.26	0.27	0.28	0.29
Construction	0.13	0.05	0.05	0.05	0.05
Total	0.16	0.06	0.06	0.06	0.07
Commercial:
Commercial real estate	2.51	0.62	0.59	0.55	0.51
Commercial and industrial	2.40	1.25	0.77	0.38	0.30
Construction	3.30	1.02	1.02	1.00	0.99
Total	2.63	0.72	0.67	0.61	0.56
Consumer	0.39	0.12	0.13	0.11	0.12
Total	0.42	0.13	0.12	0.12	0.11

The following tables present ACL activity and related ratios at the dates and for the periods indicated. See "Note 4 - Loans Receivable and Allowance for Credit Losses" for additional information related to ACL activity by specific loan categories.

	For the Three Months Ended
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(Dollars in thousands)
ACL beginning balance	$9,435	$9,226	$9,036	$8,619	$8,558
Charge-offs	(375)	(48)	(133)	(61)	(12)
Recoveries	61	32	23	28	73
Provision for credit losses	22,075	225	300	450	—
ACL ending balance	$31,196	$9,435	$9,226	$9,036	$8,619

ACL to loans receivable at end of period	0.42%	0.13%	0.12%	0.12%	0.11%
ACL to non-performing loans at end of period	353.02	133.11	121.99	90.24	66.68
Ratio of net charge-offs (recoveries) during the
period to average loans outstanding	—	—	—	—	—
Ratio of net charge-offs (recoveries) during the
period to average non-performing assets	3.78	0.19	1.09	0.26	(0.41)
ACL to net charge-offs (annualized)	24.9x	144.5x	21.1x	68.1x	N/M(1)

	For the Six Months Ended
	March 31, 2020	March 31, 2019
	(Dollars in thousands)
ACL beginning balance	$9,226	$8,463
Charge-offs	(423)	(68)
Recoveries	93	224
Provision for credit losses	22,300	—
ACL ending balance	$31,196	$8,619

Ratio of net charge-offs during the period to
average loans outstanding during the period	—%	—%
Ratio of net charge-offs during the period to
average non-performing assets during the period	3.68	(1.14)
ACL to net charge-offs (annualized)	47.3x	N/M(1)

(1)	This ratio is not presented for the time periods noted due to loan recoveries exceeding loan charge-offs during these periods.

Securities. The following table presents the distribution of our securities portfolio, at amortized cost, at the dates indicated. Overall, fixed-rate securities comprised 79% of our securities portfolio at March 31, 2020. The weighted average life ("WAL") is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	March 31, 2020			December 31, 2019			September 30, 2019
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Fixed-rate securities:
MBS	$690,220	2.33%	3.1	$648,663	2.40%	2.8	$625,840	2.46%	2.9
GSE debentures	250,080	1.88	0.3	274,994	2.03	0.8	249,828	2.15	0.7
Municipal bonds	11,887	1.66	0.9	17,050	1.60	0.9	18,371	1.63	1.0
Total fixed-rate securities	952,187	2.20	2.3	940,707	2.28	2.2	894,039	2.35	2.3

Adjustable-rate securities:
MBS	257,329	2.97	4.9	276,069	3.09	4.3	297,416	3.10	4.7
Total securities portfolio	$1,209,516	2.36	2.9	$1,216,776	2.46	2.7	$1,191,455	2.54	2.9

The following table presents the carrying value of MBS in our portfolio by issuer at the dates presented.

	March 31, 2020	December 31, 2019	September 30, 2019
	(Dollars in thousands)
Federal National Mortgage Association ("FNMA")	$735,385	$681,383	$656,799
Federal Home Loan Mortgage Corporation ("FHLMC")	179,987	192,821	208,745
Government National Mortgage Association	57,946	63,113	70,943
	$973,318	$937,317	$936,487

Mortgage-Backed Securities - The balance of MBS, which primarily consists of securities of U.S. GSEs, increased $36.8 million, from $936.5 million at September 30, 2019, to $973.3 million at March 31, 2020. The following tables summarize the activity in our portfolio of MBS for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented. The beginning and ending WAL are the estimated remaining principal repayment term (in years) after three-month historical prepayment speeds have been applied.

	For the Three Months Ended
	March 31, 2020			December 31, 2019			September 30, 2019			June 30, 2019
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$937,317	2.61%	3.3	$936,487	2.67%	3.5	$979,256	2.68%	3.4	$985,294	2.67%	3.7
Maturities and repayments	(65,767)			(72,635)			(70,865)			(74,335)
Net amortization of (premiums)/discounts	(279)			(248)			(270)			(375)
Purchases:
Fixed	88,863	1.80	4.5	74,359	2.05	3.8	25,214	1.93	3.2	23,620	2.74	3.8
Adjustable	—	—	—	—	—	—	—	—	—	40,362	2.79	4.5
Valuation transferred from HTM to AFS	—			—			3,039			—
Change in valuation on AFS securities	13,184			(646)			113			4,690
Ending balance - carrying value	$973,318	2.50	3.6	$937,317	2.61	3.3	$936,487	2.67	3.5	$979,256	2.68	3.4

	For the Six Months Ended
	March 31, 2020			March 31, 2019
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$936,487	2.67%	3.5	$1,036,990	2.57%	3.4
Maturities and repayments	(138,402)			(129,916)
Net amortization of (premiums)/discounts	(527)			(659)
Purchases:
Fixed	163,222	1.91	4.2	28,921	2.89	5.1
Adjustable	—	—	—	43,776	2.69	4.3
Change in valuation on AFS securities	12,538			6,182
Ending balance - carrying value	$973,318	2.50	3.6	$985,294	2.67	3.7

Investment Securities - Investment securities, which consist of U.S. GSE debentures (primarily issued by FNMA, FHLMC, or Federal Home Loan Banks) and municipal investments, decreased $5.7 million, from $268.4 million at September 30, 2019, to $262.7 million at March 31, 2020. Municipal investments totaled $11.9 million at March 31, 2020. The following tables summarize the activity of investment securities for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented. The beginning and ending WALs represent the estimated remaining principal repayment terms (in years) of the securities after projected call dates have been considered, based upon market rates at each date presented.

	For the Three Months Ended
	March 31, 2020			December 31, 2019			September 30, 2019			June 30, 2019
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$292,270	2.00%	0.8	$268,376	2.11%	0.8	$273,995	2.30%	1.0	$288,894	2.38%	1.0
Maturities, calls and sales	(80,125)			(51,175)			(80,690)			(65,781)
Net amortization of (premiums)/discounts	(49)			20			(13)			153
Purchases:
Fixed	50,097	1.42	0.4	75,000	1.90	1.7	75,000	2.02	1.1	50,000	2.60	1.0
Valuation transferred from HTM to AFS	—			—			47			—
Change in valuation on AFS securities	526			49			37			729
Ending balance - carrying value	$262,719	1.87	0.3	$292,270	2.00	0.8	$268,376	2.11	0.8	$273,995	2.30	1.0

	For the Six Months Ended
	March 31, 2020			March 31, 2019
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$268,376	2.11%	0.8	$289,942	2.05%	2.2
Maturities, calls and sales	(131,300)			(103,300)
Net amortization of (premiums)/discounts	(29)			(78)
Purchases:
Fixed	125,097	1.71	1.2	99,809	2.67	0.7
Change in valuation on AFS securities	575			2,521
Ending balance - carrying value	$262,719	1.87	0.3	$288,894	2.38	1.0

Liabilities

Deposits - The following table presents the amount, weighted average rate and percent of total for the components of our deposit portfolio at the dates presented. The increase in retail/business certificates of deposit at March 31, 2020 compared to December 31, 2019 was due primarily to the Presidents' Day certificate of deposit campaign in February 2020. As of April 30, 2020, the Bank has processed $101.2 million of deposits related to some form of Economic Impact Payments from the U.S. government to individuals as authorized by the CARES Act, and deposits from PPP loans.

	March 31, 2020			December 31, 2019			September 30, 2019
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Non-interest-bearing checking	$385,092	—%	6.7%	$368,311	—%	6.6%	$357,284	—%	6.4%
Interest-bearing checking	761,589	0.10	13.2	745,436	0.08	13.3	717,121	0.09	12.8
Savings	377,212	0.08	6.5	358,817	0.09	6.4	321,494	0.05	5.8
Money market	1,208,370	0.62	20.9	1,192,972	0.69	21.4	1,198,343	0.70	21.5
Retail/business certificates of deposit	2,765,142	2.11	47.9	2,656,379	2.11	47.6	2,692,770	2.08	48.2
Public unit certificates of deposit	277,214	1.87	4.8	263,936	2.14	4.7	294,855	2.29	5.3
	$5,774,619	1.25	100.0%	$5,585,851	1.27	100.0%	$5,581,867	1.29	100.0%

The following tables set forth scheduled maturity information for our certificates of deposit, including public unit certificates of deposit, along with associated weighted average rates, as of March 31, 2020.

	Amount Due
		More than	More than
	1 year	1 year to	2 years to 3	More than	Total
Rate range	or less	2 years	years	3 years	Amount	Rate
	(Dollars in thousands)
0.00 – 0.99%	$24,636	$3,040	$9	$—	$27,685	0.62%
1.00 – 1.99%	815,587	390,098	164,390	52,050	1,422,125	1.79
2.00 – 2.99%	641,838	282,295	436,272	231,894	1,592,299	2.38
3.00 – 3.99%	—	—	247	—	247	3.00
	$1,482,061	$675,433	$600,918	$283,944	$3,042,356	2.09

Percent of total	48.7%	22.2%	19.8%	9.3%
Weighted average rate	1.99	2.03	2.28	2.36
Weighted average maturity (in years)	0.4	1.5	2.5	3.8	1.4
Weighted average maturity for the retail/business certificate of deposit portfolio (in years)					1.5

	Amount Due
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)
Retail/business certificates of deposit less than $100,000	$233,608	$145,979	$316,771	$877,976	$1,574,334
Retail/business certificates of deposit of $100,000 or more	195,779	131,187	221,913	641,929	1,190,808
Public unit certificates of deposit of $100,000 or more	139,526	47,228	50,070	40,390	277,214
	$568,913	$324,394	$588,754	$1,560,295	$3,042,356

Borrowings - The following tables present borrowing activity for the periods shown. The borrowings presented in the table have original contractual terms of one year or longer or are tied to interest rate swaps with original contractual terms of one year or longer. FHLB advances are presented at par. The effective rate is shown as a weighted average and includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The weighted average maturity ("WAM") is the remaining weighted average contractual term in years. The beginning and ending WAMs represent the remaining maturity at each date presented. For new borrowings, the WAMs presented are as of the date of issue. During the current quarter, the Bank prepaid fixed-rate FHLB advances scheduled to mature within the next 12 months totaling $350.0 million with a weighted average rate of 2.42%, and replaced these advances with $350.0 million of fixed-rate FHLB advances with a weighted average term of 4.7 years and a weighted average effective rate of 1.70%, which includes the impact of deferred prepayment penalties being recognized over the life of the new advances. This activity is reflected in the table below.

	For the Three Months Ended
	March 31, 2020			December 31, 2019			September 30, 2019			June 30, 2019
		Effective			Effective			Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,090,000	2.37%	2.6	$2,140,000	2.38%	2.6	$2,140,000	2.35%	2.6	$2,240,000	2.29%	2.8
Maturities and prepayments:
FHLB advances	(415,000)	2.45		(350,000)	2.40		(375,000)	2.38		(200,000)	2.11
New FHLB borrowings:
Fixed-rate	350,000	1.70	4.7	100,000	1.96	5.0	100,000	2.14	4.0	—	—	—
Interest rate swaps(1)	65,000	2.61	4.0	200,000	2.57	2.5	275,000	2.70	4.5	100,000	3.09	9.0
Ending balance	$2,090,000	2.25	3.0	$2,090,000	2.37	2.6	$2,140,000	2.38	2.6	$2,140,000	2.35	2.6

	For the Six Months Ended
	March 31, 2020			March 31, 2019
		Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,140,000	2.38%	2.6	$2,185,052	2.17%	2.9
Maturities and prepayments:
FHLB advances	(765,000)	2.43		(300,000)	1.73
CCB acquisition - junior subordinated debentures assumed (redeemed)	—	—	—	(10,052)	8.76	12.3
New FHLB borrowings:
Fixed-rate	450,000	1.76	4.8	100,000	3.39	5.0
Interest rate swaps(1)	265,000	2.58	2.9	265,000	2.49	3.9
Ending balance	$2,090,000	2.25	3.0	$2,240,000	2.29	2.8

(1)
Represents adjustable-rate FHLB advances for which the Bank has entered into interest rate swaps to hedge the variability in cash flows associated with the advances. The effective rate and WAM presented include the effect of the interest rate swaps.

Maturities - The following table presents the maturity of term borrowings (which includes FHLB advances, at par, and repurchase agreements), along with associated weighted average contractual and effective rates as of March 31, 2020.

	Term Borrowings Amount
Maturity by		Interest rate	Total	Contractual	Effective
Fiscal Year	Fixed-rate	swaps(1)	Amount	Rate	Rate(2)
	(Dollars in thousands)
2020	$300,000	$440,000	$740,000	1.85	2.46
2021	200,000	200,000	400,000	1.91	2.28
2022	200,000	—	200,000	2.23	2.23
2023	300,000	—	300,000	1.70	1.81
2024	100,000	—	100,000	3.39	3.39
2025	250,000	—	250,000	1.82	1.94
2026	100,000	—	100,000	1.28	1.60
	$1,450,000	$640,000	$2,090,000	1.92	2.25

(1)
Represents adjustable-rate FHLB advances for which the Bank has entered into interest rate swaps with a notional amount of $640.0 million to hedge the variability in cash flows associated with the advances. These advances are presented based on their contractual maturity dates and will be renewed periodically until the maturity or termination of the interest rate swaps. The expected WAL of the interest rate swaps was 4.0 years at March 31, 2020.

(2)	The effective rate includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid.

As of March 31, 2020, the Bank did not have a balance outstanding on its FHLB line of credit. The average outstanding balance of FHLB line of credit borrowings during the current year period was $91.7 million at an average rate of 1.85%, and during the current quarter was $82.4 million at an average rate of 1.74%. During the current quarter, the Bank began utilizing the FRB of Kansas City line of credit rather than the FHLB line of credit, as the rate at the FRB of Kansas City was lower. At March 31, 2020, the Bank had an outstanding balance of $30.0 million on its FRB of Kansas City line of credit. The average outstanding balance of the FRB of Kansas City line of credit borrowing during the current quarter was $5.5 million at an average rate of 0.23%.

The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail/business and public unit amounts, and term borrowings for the next four quarters as of March 31, 2020.

	Retail/ Business		Public Unit		Term
Maturity by	Certificate	Repricing	Certificate	Repricing	Borrowings	Repricing		Repricing
Quarter End	Amount	Rate	Amount	Rate	Amount	Rate	Total	Rate
	(Dollars in thousands)
June 30, 2020	$429,387	2.07%	$139,526	1.76%	$200,000	2.35%	$768,913	2.08%
September 30, 2020	277,166	2.03	47,228	2.10	540,000	2.50	864,394	2.33
December 31, 2020	275,542	1.94	29,261	1.68	250,000	2.47	554,803	2.17
March 31, 2021	263,142	2.00	20,809	2.04	150,000	1.97	433,951	1.99
	$1,245,237	2.02	$236,824	1.84	$1,140,000	2.40	$2,622,061	2.17

Stockholders' Equity. Stockholders' equity was $1.29 billion at March 31, 2020 compared to $1.34 billion at September 30, 2019. The $48.5 million decrease was due primarily to the payment of $70.4 million in cash dividends, partially offset by net income of $26.8 million during the current year period. In the long run, management considers a Bank stockholders' equity to total assets ratio of at least 10% an appropriate level of capital. At March 31, 2020, this ratio was 12.2%. The cash dividends paid during the current period totaled $0.51 per share and consisted of a $0.34 per share cash true-up dividend related to fiscal year 2019 earnings per the Company's dividend policy, and two regular quarterly cash dividends totaling $0.17 per share. On April 21, 2020, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $11.7 million, payable on May 15, 2020 to stockholders of record as of the close of business on May 1, 2020.

At March 31, 2020, Capitol Federal Financial, Inc., at the holding company level, had $101.0 million on deposit at the Bank. For fiscal year 2020, it is currently the intent of the Board of Directors to continue the payout of 100% of the Company's earnings to the Company's stockholders. Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company.

The Company works to find multiple ways to provide stockholder value. This has primarily been through the payment of cash dividends and historically the Company has also utilized stock buybacks. The Company has maintained a policy of paying out 100% of its earnings to stockholders in the form of quarterly cash dividends and an annual cash true-up dividend in December of each year. In order to provide additional stockholder value, the Company has paid a True Blue Capitol cash dividend of $0.25 per share in June of each of the past six years. The Company has paid the True Blue Capitol dividend primarily due to excess capital levels at the Company and Bank. The Company considers various business strategies and their impact on capital and asset measures on both a current and future basis, as well as regulatory capital levels and requirements, in determining the amount, if any, and timing of the True Blue dividend. Given the current state of economic uncertainty and how that may play out with the credit risk exposure in the Bank's loan portfolio, the Company has elected to defer the annual True Blue dividend in June 2020 and not ask for a regulatory non-objection to move capital from the Bank to the Company to pay that dividend. It is management's intent to ask for a regulatory non-objection at some point in the future and to pay this dividend when economic conditions are more certain. It remains the Company's intent to pay out 100% of its earnings.

The following table presents regular quarterly cash dividends and special cash dividends paid in calendar years 2020, 2019, and 2018. The amounts represent cash dividends paid during each period. For the quarter ending June 30, 2020, the amount presented represents the dividend payable on May 15, 2020 to stockholders of record as of the close of business on May 1, 2020.

	Calendar Year
	2020		2019		2018
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$11,733	$0.085	$11,700	$0.085	$11,427	$0.085
Quarter ended June 30	11,734	0.085	11,708	0.085	11,429	0.085
Quarter ended September 30			11,713	0.085	11,430	0.085
Quarter ended December 31			11,731	0.085	11,696	0.085
True-up dividends paid			46,932	0.340	53,666	0.390
True Blue dividends paid			34,446	0.250	33,614	0.250
Calendar year-to-date dividends paid	$23,467	$0.170	$128,230	$0.930	$133,262	$0.980

The Company has authorized the repurchase of up to $70.0 million of its common stock under its stock repurchase plan. Shares may be repurchased from time to time based upon market conditions, available liquidity and other factors. There is no expiration for this repurchase plan and no shares have been repurchased under this repurchase plan.

Operating Results
The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2019	2019	2019	2019
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$69,613	$69,914	$70,366	$71,434	$71,657
MBS	5,866	6,102	6,293	6,613	6,301
FHLB stock	1,714	1,826	2,156	1,865	1,831
Investment securities	1,382	1,507	1,585	1,835	1,505
Cash and cash equivalents	380	687	2,885	464	743
Total interest and dividend income	78,955	80,036	83,285	82,211	82,037

Interest expense:
Deposits	17,804	17,962	17,471	16,909	16,096
Borrowings	12,483	13,377	16,003	13,621	13,344
Total interest expense	30,287	31,339	33,474	30,530	29,440

Net interest income	48,668	48,697	49,811	51,681	52,597

Provision for credit losses	22,075	225	300	450	—

Net interest income
(after provision for credit losses)	26,593	48,472	49,511	51,231	52,597

Non-interest income	4,671	5,504	5,859	5,674	5,001
Non-interest expense	26,164	26,500	26,330	27,691	26,141
Income tax expense	824	4,965	6,631	6,317	6,903
Net income	$4,276	$22,511	$22,409	$22,897	$24,554

Efficiency ratio	49.05%	48.89%	47.30%	48.28%	45.38%

Basic EPS	$0.03	$0.16	$0.16	$0.17	$0.18
Diluted EPS	0.03	0.16	0.16	0.17	0.18

Comparison of Operating Results for the Six Months Ended March 31, 2020 and 2019

The Company recognized net income of $26.8 million, or $0.19 per share, for the six-month period ended March 31, 2020 compared to net income of $48.9 million, or $0.36 per share, for the six-month period ended March 31, 2019. The decrease in net income was due primarily to a $22.3 million provision for credit losses during the current period.

Net interest income decreased $7.5 million, or 7.2%, from the prior year period to $97.4 million for the current year period. The net interest margin decreased 11 basis points, from 2.30% for the prior year period to 2.19% for the current year period. The leverage strategy was suspended at certain times during the prior year period and during all of the current year period due to the negative interest rate spreads between the related FHLB borrowings and cash held at the FRB of Kansas City, making the transaction unprofitable. See additional discussion regarding the leverage strategy in the Financial Condition section below. When the leverage strategy is in place, it reduces the net interest margin due to the amount of earnings from the transaction in comparison to the size of the transaction. Excluding the effects of the leverage strategy, the net interest margin would have decreased 14 basis points, from 2.33% for the prior year period to 2.19% for the current year period. The decrease in the net interest margin, excluding the effects of the leverage strategy, was due mainly to an increase in the cost of retail/business certificates of deposit, as well as a decrease in the loan portfolio yield.

Interest and Dividend Income
The weighted average yield on total interest-earning assets decreased four basis points, from 3.60% for the prior year period to 3.56% for the current year period, and the average balance of interest-earning assets decreased $221.2 million. Absent the impact of the leverage strategy, the weighted average yield on total interest-earning assets would have decreased six basis points, from 3.62% for the prior year period to 3.56% for the current year period, and the average balance of interest-earning assets would have decreased $105.8 million. The decrease in the weighted average yield between periods was due primarily to a decrease in the loan portfolio yield discussed below. The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2020	2019	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$139,527	$142,429	$(2,902)	(2.0)%
MBS	11,968	12,824	(856)	(6.7)
FHLB stock	3,540	3,802	(262)	(6.9)
Investment securities	2,889	2,946	(57)	(1.9)
Cash and cash equivalents	1,067	2,457	(1,390)	(56.6)
Total interest and dividend income	$158,991	$164,458	$(5,467)	(3.3)

The decrease in interest income on loans receivable was due mainly to a decrease in yield resulting from an increase in the amortization of premiums related to correspondent loan payoff and endorsement activity. This was partially offset by a shift in the mix of the loan portfolio, as the average balance of lower-yielding one- to four-family loans decreased $201.6 million, or 3.0%, partially offset by a $128.6 million, or 20%, increase in the average balance of higher-yielding commercial loans. The weighted average yield on the loans receivable portfolio decreased four basis points, from 3.77% for the prior year period to 3.73% for the current year period.

The decrease in interest income on the MBS portfolio was due primarily to a $57.1 million, or 5.8%, decrease in the average balance of the portfolio. The decrease in dividend income on FHLB stock and the decrease in interest income on cash and cash equivalents were due primarily to the leverage strategy being in place for a portion of the prior year period and not being in place during the current period. See additional discussion regarding the leverage strategy in the Executive Summary above.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities increased eight basis points, from 1.49% for the prior year period to 1.57% for the current year period, while the average balance of interest-bearing liabilities decreased $155.4 million. Absent the impact of the leverage strategy, the weighted average rate paid on total interest-bearing liabilities would have increased nine basis points, from 1.48% for the prior year period to 1.57% for the current year period, while the average balance of interest-bearing liabilities would have decreased $40.0 million. The increase in the weighted average rate from the prior year period was due primarily to an increase in the cost of deposits, specifically the retail/business certificate of deposit portfolio. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2020	2019	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$35,766	$31,821	$3,945	12.4%
Borrowings	25,860	27,739	(1,879)	(6.8)
Total interest expense	$61,626	$59,560	$2,066	3.5

The increase in interest expense on deposits was due primarily to an increase in the cost of the retail/business certificate of deposit portfolio. The weighted average rate of the retail/business certificate of deposit portfolio increased 26 basis points, to 2.10% for the current year period, and the average balance increased $190.6 million, or approximately 7%. Late in the third quarter of fiscal year 2019, the Bank increased offered rates on short-term and certain intermediate-term certificates of deposit in an effort to encourage customers to move funds to those terms and during the fourth quarter of fiscal year 2019, the Bank held the unTraditional campaign, resulting in growth in the short-term and certain intermediate-term certificates of deposit.

The "Borrowings" line item in the table above includes interest expense associated and not associated with the leverage strategy. Interest expense on borrowings not related to the leverage strategy decreased $503 thousand from the prior year period due primarily to the redemption of the junior subordinated debentures previously added in the CCB acquisition. Additionally, interest expense on the FHLB line of credit decreased $454 thousand, largely offset by an increase in the weighted average effective rate paid on FHLB advances between periods. Interest expense on FHLB borrowings associated with the leverage strategy decreased $1.4 million from the prior year period due to the leverage strategy being in place for a portion of the prior year period and not being in place at all during the current year period.

Provision for Credit Losses
The Bank recorded a provision for credit losses during the current period of $22.3 million, compared to no provision for credit losses during the prior year period. The $22.3 million provision for credit losses in the current period was primarily related to the deterioration of economic conditions as a result of COVID-19. See additional ACL discussion in the "Financial Condition - Asset Quality - Allowance for credit losses and Provision for credit losses" section above.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2020	2019	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$5,845	$6,443	$(598)	(9.3)%
Insurance commissions	1,091	1,167	(76)	(6.5)
Other non-interest income	3,239	2,815	424	15.1
Total non-interest income	$10,175	$10,425	$(250)	(2.4)

The decrease in deposit service fees was due mainly to the discontinuation of point-of-sale service charges, which the Bank ceased charging in April 2019. The increase in other non-interest income was due mainly to the receipt of a BOLI death benefit during the current period.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2020	2019	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$26,706	$25,751	$955	3.7%
Information technology and related expense	8,409	8,883	(474)	(5.3)
Occupancy, net	6,656	6,544	112	1.7
Advertising and promotional	2,769	2,150	619	28.8
Regulatory and outside services	2,640	2,822	(182)	(6.4)
Deposit and loan transaction costs	1,389	1,201	188	15.7
Office supplies and related expense	1,111	1,195	(84)	(7.0)
Federal insurance premium	—	1,187	(1,187)	(100.0)
Other non-interest expense	2,984	3,190	(206)	(6.5)
Total non-interest expense	$52,664	$52,923	$(259)	(0.5)

The increase in salaries and employee benefits expense was due primarily to an increase in loan commissions and merit increases. The decrease in information technology and related expense was due mainly to the prior year period including costs related to the integration of CCB operations. The increase in advertising and promotional expense was due to running advertising campaigns in the early part of our fiscal year as we will do less advertising during the various election campaigns in the fall, as well as to the timing of sponsorships. The decrease in the federal insurance premium was due mainly to the Bank receiving an assessment credit from the FDIC. During the prior fiscal year, the Bank began utilizing a credit from the FDIC as a result of the FDIC deposit insurance fund ratio exceeding 1.38%. Pursuant to regulatory guidance, once the insurance fund exceeds 1.38% of insured deposits, deposit insurance assessment credits are allocated to banks with less than $10 billion in assets, to compensate for premiums previously paid that contributed to growth of the fund past 1.15%. These credits fully offset the Bank's premium assessments during the current year period and will continue to offset the Bank's premium assessments as long as the insurance fund ratio remains at or above 1.35% of insured deposits and the Bank still has a remaining assessment credit balance. As of March 31, 2020, the Bank had a remaining assessment credit of approximately $320 thousand. The assessment credit will be fully utilized during the third quarter of fiscal year 2020, so management anticipates recognizing federal insurance premium expense during the next quarter.

Management anticipates that salaries and employee benefits expense in fiscal year 2020 will increase approximately $1.0 million from fiscal year 2019, a decrease from our original estimate of a $4.0 million increase. The reduction in the expense estimate was due primarily to a delay in the implementation of information technology changes pertaining to commercial banking activities and related back office functions, a reduction in commercial lending hiring, along with expense reductions related to the impact of COVID-19, including the postponement of annual merit increases which were to be implemented later this year and the deferral of the True Blue dividend and related compensation expense as discussed above.

The Company's efficiency ratio was 48.97% for the current period compared to 45.89% for the prior year period. The change in the efficiency ratio was due to lower net interest income in the current period compared to the prior year period. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A lower value indicates that the financial institution is generating revenue with a proportionally lower level of expense.

Income Tax Expense
Income tax expense was $5.8 million for the current period compared to $13.5 million for the prior year period. The decrease in income tax expense was due primarily to lower pretax income in the current period, as well as a lower effective tax rate. The effective tax rate was 17.8% for the current period compared to 21.6% for the prior year period. The lower effective tax rate in the current period compared to the prior year period was due mainly to the Company's permanent differences having a proportionately larger impact given the lower pretax income in the current year period and a discrete benefit recognized as a result of favorable federal tax guidance that was issued during the current period related to certain BOLI policies added in the CCB acquisition.

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

	For the Six Months Ended
	March 31, 2020			March 31, 2019
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans	$6,568,525	$117,199	3.57%	$6,770,175	$122,309	3.61%
Commercial loans	762,799	18,652	4.81	634,229	15,787	4.92
Consumer loans	128,491	3,676	5.72	138,369	4,333	6.28
Total loans receivable(1)	7,459,815	139,527	3.73	7,542,773	142,429	3.77
MBS(2)	926,969	11,968	2.58	984,033	12,824	2.61
Investment securities(2)(3)	282,759	2,889	2.04	277,292	2,946	2.13
FHLB stock	99,128	3,540	7.14	104,023	3,802	7.33
Cash and cash equivalents(4)	133,908	1,067	1.57	215,660	2,457	2.25
Total interest-earning assets(1)(2)	8,902,579	158,991	3.56	9,123,781	164,458	3.60
Other non-interest-earning assets	441,199			368,864
Total assets	$9,343,778			$9,492,645

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$1,096,466	351	0.06	$1,063,346	294	0.06
Savings	361,592	153	0.08	357,243	113	0.06
Money market	1,190,938	4,044	0.68	1,260,999	4,441	0.71
Retail/business certificates	2,686,028	28,215	2.10	2,495,475	22,947	1.84
Wholesale certificates	286,328	3,003	2.10	392,693	4,026	2.06
Total deposits	5,621,352	35,766	1.27	5,569,756	31,821	1.15
Borrowings(5)	2,204,903	25,860	2.33	2,411,905	27,739	2.29
Total interest-bearing liabilities	7,826,255	61,626	1.57	7,981,661	59,560	1.49
Other non-interest-bearing liabilities	194,698			142,060
Stockholders' equity	1,322,825			1,368,924
Total liabilities and stockholders' equity	$9,343,778			$9,492,645

Net interest income(6)		$97,365			$104,898
Net interest rate spread(7)(8)			1.99			2.11
Net interest-earning assets	$1,076,324			$1,142,120
Net interest margin(8)(9)			2.19			2.30
Ratio of interest-earning assets to interest-bearing liabilities			1.14x			1.14x

Selected performance ratios:
Return on average assets (annualized)(8)			0.57			1.03
Return on average equity (annualized)(8)			4.05			7.15
Average equity to average assets			14.16			14.42
Operating expense ratio(10)			1.13			1.12
Efficiency ratio(8)(11)			48.97			45.89
Pre-tax yield on leverage strategy(12)			—			0.03

(1)	Balances are adjusted for unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.

(2)	MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)
The average balance of investment securities includes an average balance of nontaxable securities of $16.1 million and $22.8 million for the six months ended March 31, 2020 and March 31, 2019, respectively.

(4)
There were no cash and cash equivalents related to the leverage strategy during the six months ended March 31, 2020. The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $110.2 million for the six months ended March 31, 2019.

(5)
There were no FHLB borrowings related to the leverage strategy during the six months ended March 31, 2020. Included in this line item, for the six months ended March 31, 2019, are FHLB borrowings related to the leverage strategy with an average outstanding balance of $115.4 million and interest paid of $1.4 million, at a weighted average rate of 2.36%, and FHLB borrowings not related to the leverage strategy with an average outstanding balance of $2.30 billion and interest paid of $26.4 million, at a weighted average rate of 2.29%. The FHLB advance amounts and rates included in this line item include the effect of interest rate swaps and are net of deferred prepayment penalties.

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

	For the Six Months Ended
	March 31, 2020			March 31, 2019
	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Return on average assets (annualized)	0.57%	—%	0.57%	1.03%	(0.01)%	1.04%
Return on average equity (annualized)	4.05	—	4.05	7.15	—	7.15
Net interest margin	2.19	—	2.19	2.30	(0.03)	2.33
Net interest rate spread	1.99	—	1.99	2.11	(0.03)	2.14
Efficiency Ratio	48.97	—	48.97	45.89	—	45.89

(9)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

(10)	The operating expense ratio represents annualized non-interest expense as a percentage of average assets.

(11)	The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income.

(12)	The pre-tax yield on the leverage strategy represents annualized pre-tax income resulting from the transaction as a percentage of the average interest-earning assets associated with the transaction.

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

	For the Six Months Ended
	March 31, 2020 vs. March 31, 2019
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(722)	$(2,180)	$(2,902)
MBS	(738)	(118)	(856)
Investment securities	58	(115)	(57)
FHLB stock	(164)	(98)	(262)
Cash and cash equivalents	(771)	(619)	(1,390)
Total interest-earning assets	(2,337)	(3,130)	(5,467)

Interest-bearing liabilities:
Checking	10	47	57
Savings	1	39	40
Money market	(228)	(168)	(396)
Certificates of deposit	838	3,406	4,244
Borrowings	(2,654)	775	(1,879)
Total interest-bearing liabilities	(2,033)	4,099	2,066

Net change in net interest income	$(304)	$(7,229)	$(7,533)

Comparison of Operating Results for the Three Months Ended March 31, 2020 and 2019
For the quarter ended March 31, 2020, the Company recognized net income of $4.3 million, or $0.03 per share, compared to net income of $24.6 million, or $0.18 per share for the quarter ended March 31, 2019. The decrease in net income was due primarily to $22.1 million of provision for credit losses during the current quarter. The net interest margin decreased 14 basis points, from 2.33% for the prior year quarter to 2.19% for the current quarter. The decrease in the net interest margin was due mainly to a decrease in the loan portfolio yield and an increase in the cost of deposits.

Interest and Dividend Income
The weighted average yield on total interest-earning assets decreased nine basis points, from 3.64% for the prior year quarter to 3.55% for the current quarter, and the average balance of interest-earning assets decreased $133.7 million. The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2020	2019	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$69,613	$71,657	$(2,044)	(2.9)%
MBS	5,866	6,301	(435)	(6.9)
FHLB stock	1,714	1,831	(117)	(6.4)
Investment securities	1,382	1,505	(123)	(8.2)
Cash and cash equivalents	380	743	(363)	(48.9)
Total interest and dividend income	$78,955	$82,037	$(3,082)	(3.8)

The decrease in interest income on loans receivable was due mainly to a decrease in yield resulting from an increase in the amortization of premiums related to correspondent loan payoff and endorsement activity. The weighted average yield on the loans receivable portfolio decreased seven basis points, from 3.79% for the prior year quarter to 3.72% for the current quarter.

The decrease in interest income on the MBS portfolio was due primarily to a $39.5 million, or 4.1%, decrease in the average balance of the portfolio, along with an eight basis point decrease in the weighted average yield on the portfolio, from 2.63% for the prior year quarter to 2.55% for the current quarter. The decrease in the weighted average yield was due primarily to the purchase of MBS at market rates lower than the existing portfolio.

The decrease in interest income on cash and cash equivalents was due mainly to a decrease in the yield on cash held at the FRB of Kansas City, as well as a decrease in the average balance of operating cash.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities increased four basis points, from 1.51% for the prior year quarter to 1.55% for the current quarter, while the average balance of interest-bearing liabilities decreased $67.2 million. The following table presents the components of interest expense for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2020	2019	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$17,804	$16,096	$1,708	10.6%
Borrowings	12,483	13,344	(861)	(6.5)
Total interest expense	$30,287	$29,440	$847	2.9

The increase in interest expense on deposits was due primarily to an increase in the cost of the retail/business certificate of deposit portfolio. The weighted average rate of the retail/business certificate of deposit portfolio increased 24 basis points, to 2.11% for the current quarter, and the average balance increased $199.2 million, or approximately 8%. Late in the third quarter of fiscal year 2019, the Bank increased offered rates on short-term and certain intermediate-term certificates of deposit in an effort to encourage customers to move funds to those terms and during the fourth quarter of fiscal year 2019, the Bank held the unTraditional campaign, resulting in growth in the short-term and certain intermediate-term certificates of deposit.

The decrease in interest expense on borrowings was due primarily to a decrease in the average balance of FHLB advances, as not all of the advances maturing between periods were renewed, as well as a decrease in the average rate paid on the FHLB line of credit.

Provision for Credit Losses
The Bank recorded a provision for credit losses during the current quarter of $22.1 million, compared to no provision for credit losses during the prior year quarter. The $22.1 million provision for credit losses in the current quarter was in recognition of the deterioration of economic conditions as a result of the COVID-19 pandemic. See additional ACL discussion in the "Financial Condition - Asset Quality - Allowance for credit losses and Provision for credit losses" section above.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2020	2019	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$2,783	$3,091	$(308)	(10.0)%
Insurance commissions	400	541	(141)	(26.1)
Other non-interest income	1,488	1,369	119	8.7
Total non-interest income	$4,671	$5,001	$(330)	(6.6)

The decrease in deposit service fees was due mainly to the discontinuation of point-of-sale service charges, which the Bank ceased charging in April 2019. The decrease in insurance commissions was due primarily to the receipt of annual contingent insurance commissions and adjustments to the related accruals.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2020	2019	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$13,235	$12,789	$446	3.5%
Information technology and related expense	4,268	4,284	(16)	(0.4)
Occupancy, net	3,449	3,292	157	4.8
Advertising and promotional	1,359	1,390	(31)	(2.2)
Regulatory and outside services	1,297	1,056	241	22.8
Deposit and loan transaction costs	678	465	213	45.8
Office supplies and related expense	592	736	(144)	(19.6)
Federal insurance premium	—	659	(659)	(100.0)
Other non-interest expense	1,286	1,470	(184)	(12.5)
Total non-interest expense	$26,164	$26,141	$23	0.1

The increase in salaries and employee benefits expense was due mainly to an increase in loan commissions and merit increases between periods. The increase in regulatory and outside services was due primarily to cash delivery services related to increasing the amount of cash on hand in anticipation of customer cash needs during the COVID-19 pandemic, as well as an increase in consulting expenses. The increase in deposit and loan transaction costs was due primarily to an increase in loan activities in the current quarter as compared to the prior year quarter. The decrease in federal insurance premium was due mainly to the Bank receiving an assessment credit from the FDIC as discussed above.

The Company's efficiency ratio was 49.05% for the current quarter compared to 45.38% for the prior year quarter. The change in the efficiency ratio was due mainly to a decrease in net interest income.

Income Tax Expense
Income tax expense was $824 thousand for the current quarter compared to $6.9 million for the prior year quarter. The decrease in income tax expense was due primarily to lower pretax income in the current quarter, as well as a lower effective tax rate. The effective tax rate for the current quarter was 16.2% compared to 21.9% for the prior year quarter. The lower effective tax rate in the current quarter compared to the prior year quarter was due mainly to the Company's permanent differences having a proportionately larger impact given the lower pretax income in the current quarter.

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

	For the Three Months Ended
	March 31, 2020			March 31, 2019
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans	$6,594,029	$58,838	3.57%	$6,746,611	$61,325	3.64%
Commercial loans	759,328	8,994	4.69	680,110	8,186	4.80
Consumer loans	126,710	1,781	5.65	137,342	2,146	6.33
Total loans receivable(1)	7,480,067	69,613	3.72	7,564,063	71,657	3.79
MBS(2)	920,419	5,866	2.55	959,897	6,301	2.63
Investment securities(2)(3)	280,911	1,382	1.97	272,218	1,505	2.21
FHLB stock	99,879	1,714	6.90	99,725	1,831	7.45
Cash and cash equivalents(4)	105,381	380	1.43	124,444	743	2.39
Total interest-earning assets(1)(2)	8,886,657	78,955	3.55	9,020,347	82,037	3.64
Other non-interest-earning assets	454,687			370,396
Total assets	$9,341,344			$9,390,743

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$1,107,232	181	0.07	$1,076,504	149	0.06
Savings	365,554	74	0.08	358,733	56	0.06
Money market	1,208,521	1,981	0.66	1,275,504	2,269	0.72
Retail/business certificates	2,691,029	14,103	2.11	2,491,814	11,492	1.87
Wholesale certificates	296,828	1,465	1.98	401,722	2,130	2.15
Total deposits	5,669,164	17,804	1.26	5,604,277	16,096	1.16
Borrowings(5)	2,176,166	12,483	2.29	2,308,271	13,344	2.33
Total interest-bearing liabilities	7,845,330	30,287	1.55	7,912,548	29,440	1.51
Other non-interest-bearing liabilities	183,018			123,280
Stockholders' equity	1,312,996			1,354,915
Total liabilities and stockholders' equity	$9,341,344			$9,390,743

Net interest income(6)		$48,668			$52,597
Net interest rate spread(7)(8)			2.00			2.13
Net interest-earning assets	$1,041,327			$1,107,799
Net interest margin(8)(9)			2.19			2.33
Ratio of interest-earning assets to interest-bearing liabilities			1.13x			1.14x

Selected performance ratios:
Return on average assets (annualized)(8)			0.18%			1.05%
Return on average equity (annualized)(8)			1.30			7.25
Average equity to average assets			14.06			14.43
Operating expense ratio(10)			1.12			1.11
Efficiency ratio(8)(11)			49.05			45.38

(1)	Balances are adjusted for unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.

(2)	AFS securities are adjusted for unamortized purchase premiums or discounts.

(3)
The average balance of investment securities includes an average balance of nontaxable securities of $15.0 million and $22.0 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

(4)	There were no cash and cash equivalents related to the leverage strategy during the quarters ended March 31, 2020 and March 31, 2019.

(5)
There were no borrowings related to the leverage strategy during the quarters ended March 31, 2020 and March 31, 2019. The FHLB advance amounts and rates included in this line include the effect of interest rate swaps and are net of deferred prepayment penalties.

(6)
Net interest income represents the difference between interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income depends on the average balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

(7)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(8)	The leverage strategy was not in place during the quarters ended March 31, 2020 and March 31, 2019.

(9)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

(10)	The operating expense ratio represents annualized non-interest expense as a percentage of average assets.

(11)	The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income.

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended March 31, 2020 to the three months ended March 31, 2019. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended March 31,
	2020 vs. 2019
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(564)	$(1,480)	$(2,044)
MBS	(255)	(180)	(435)
Investment securities	47	(170)	(123)
FHLB stock	3	(120)	(117)
Cash and cash equivalents	(100)	(263)	(363)
Total interest-earning assets	(869)	(2,213)	(3,082)

Interest-bearing liabilities:
Checking	5	27	32
Savings	1	17	18
Money market	(107)	(181)	(288)
Certificates of deposit	498	1,448	1,946
Borrowings	(775)	(86)	(861)
Total interest-bearing liabilities	(378)	1,225	847

Net change in net interest income	$(491)	$(3,438)	$(3,929)

Comparison of Operating Results for the Three Months Ended March 31, 2020 and December 31, 2019

For the quarter ended March 31, 2020, the Company recognized net income of $4.3 million, or $0.03 per share, compared to net income of $22.5 million, or $0.16 per share, for the quarter ended December 31, 2019. The decrease was due primarily to recording a $22.1 million provision for credit losses during the current quarter. The net interest margin increased one basis point, from 2.18% for the prior quarter to 2.19% for the current quarter. The increase in the net interest margin was due mainly to a decrease in the cost of borrowings compared to the prior quarter.

Interest and Dividend Income
The weighted average yield on total interest-earning assets decreased three basis points, from 3.58% for the prior quarter to 3.55% for the current quarter, and the average balance of interest-earning assets decreased $31.7 million between the two periods. The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2020	2019	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$69,613	$69,914	$(301)	(0.4)%
MBS	5,866	6,102	(236)	(3.9)
FHLB stock	1,714	1,826	(112)	(6.1)
Investment securities	1,382	1,507	(125)	(8.3)
Cash and cash equivalents	380	687	(307)	(44.7)
Total interest and dividend income	$78,955	$80,036	$(1,081)	(1.4)

The weighted average yield on the loans receivable portfolio decreased three basis points, from 3.75% for the prior quarter to 3.72% for the current quarter, due mainly to a reduction in deferred fee recognition related to commercial loan payoff activity, as well as the origination and purchase of new loans at market rates lower than the existing portfolio. The decrease in interest income on the MBS portfolio was due primarily to a six basis point decrease in the weighted average yield on the portfolio to 2.55% for the current quarter. The decrease in the weighted average yield was due primarily to the purchase of MBS at market rates lower than the existing portfolio. The decrease in interest income on cash and cash equivalents was due mainly to a decrease in the average balance of operating cash.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities decreased four basis points, from 1.59% for the prior quarter to 1.55% for the current quarter, while the average balance of interest-bearing liabilities increased $37.9 million between the two periods. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2020	2019	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$17,804	$17,962	$(158)	(0.9)%
Borrowings	12,483	13,377	(894)	(6.7)
Total interest expense	$30,287	$31,339	$(1,052)	(3.4)
The decrease in interest expense on borrowings was due primarily to the replacement of certain FHLB advances to take advantage of lower market rates late in the December 31, 2019 quarter and during the current quarter. During the current quarter, the Bank prepaid fixed-rate FHLB advances scheduled to mature in the next year totaling $350.0 million with a weighted average rate of 2.42%, and replaced these advances with $350.0 million of fixed-rate FHLB advances with a weighted average term of 4.7 years and a weighted average effective rate of 1.70%, which includes the impact of deferred prepayment penalties being recognized over the life of the new advances.

Provision for Credit Losses
The Bank recorded a provision for credit losses during the current quarter of $22.1 million, compared to a provision for credit losses during the prior quarter of $225 thousand. The $22.1 million provision for credit losses in the current quarter was in recognition of the deterioration of economic conditions as a result of the COVID-19 pandemic. See additional ACL discussion in the "Financial Condition - Asset Quality - Allowance for credit losses and Provision for credit losses" section above.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2020	2019	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$2,783	$3,062	$(279)	(9.1)%
Insurance commissions	400	691	(291)	(42.1)
Other non-interest income	1,488	1,751	(263)	(15.0)
Total non-interest income	$4,671	$5,504	$(833)	(15.1)

The decrease in deposit service fees was due mainly to a decrease in debit card income resulting from a reduction in transaction volume related to the seasonality of such activity, as well as a decrease in service charge income.  The decrease in insurance commissions was due primarily to the receipt of annual contingent insurance commissions and adjustments to the related accruals. Contingent insurance commissions are performance-based incentives based on certain criteria established by the insurance carriers. Contingent insurance commissions are accrued based on management's expectations and are adjusted when the funds are received. The decrease in other non-interest income was due mainly to the receipt of a BOLI death benefit during the prior quarter, and no such benefit during the current quarter.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2020	2019	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$13,235	$13,471	$(236)	(1.8)%
Information technology and related expense	4,268	4,141	127	3.1
Occupancy, net	3,449	3,207	242	7.5
Advertising and promotional	1,359	1,410	(51)	(3.6)
Regulatory and outside services	1,297	1,343	(46)	(3.4)
Deposit and loan transaction costs	678	711	(33)	(4.6)
Office supplies and related expense	592	519	73	14.1
Other non-interest expense	1,286	1,698	(412)	(24.3)
Total non-interest expense	$26,164	$26,500	$(336)	(1.3)

The decrease in salaries and employee benefits expense was due mainly to a decrease in loan commissions. The decrease in other non-interest expense was due primarily to the prior quarter including a write-down of an OREO property. This property was sold during the prior quarter.

The Company's efficiency ratio was 49.05% for the current quarter compared to 48.89% for the prior quarter. The change in the efficiency ratio was due primarily to lower non-interest income in the current quarter compared to the prior quarter.

Income Tax Expense
Income tax expense was $824 thousand for the current quarter, compared to $5.0 million for the prior quarter. The effective tax rate was 16.2% for the current quarter compared to 18.1% for the prior quarter. The effective tax rate was lower in the current quarter due primarily to lower pretax income due mainly to the provision for credit losses in the current quarter. The decrease in pretax income resulted in the Company's permanent differences having a proportionately larger impact on the effective tax rate. Management anticipates the effective income tax rate for the remainder of fiscal year 2020 will be approximately 21% each quarter, resulting in an effective tax rate of approximately 20% for fiscal year 2020.

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

	For the Three Months Ended
	March 31, 2020			December 31, 2019
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans	$6,594,029	$58,838	3.57%	$6,543,298	$58,361	3.57%
Commercial loans	759,328	8,994	4.69	766,232	9,657	4.94
Consumer loans	126,710	1,781	5.65	130,253	1,896	5.77
Total loans receivable(1)	7,480,067	69,613	3.72	7,439,783	69,914	3.75
MBS(2)	920,419	5,866	2.55	933,448	6,102	2.61
Investment securities(2)(3)	280,911	1,382	1.97	284,587	1,507	2.12
FHLB stock	99,879	1,714	6.90	98,384	1,826	7.36
Cash and cash equivalents(4)	105,381	380	1.43	162,126	687	1.66
Total interest-earning assets(1)(2)	8,886,657	78,955	3.55	8,918,328	80,036	3.58
Other non-interest-earning assets	454,687			427,858
Total assets	$9,341,344			$9,346,186

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$1,107,232	181	0.07	$1,085,818	170	0.06
Savings	365,554	74	0.08	357,674	79	0.09
Money market	1,208,521	1,981	0.66	1,173,545	2,063	0.70
Retail/business certificates	2,691,029	14,103	2.11	2,681,081	14,111	2.09
Wholesale certificates	296,828	1,465	1.98	275,941	1,539	2.21
Total deposits	5,669,164	17,804	1.26	5,574,059	17,962	1.28
Borrowings(5)	2,176,166	12,483	2.29	2,233,327	13,377	2.36
Total interest-bearing liabilities	7,845,330	30,287	1.55	7,807,386	31,339	1.59
Other non-interest-bearing liabilities	183,018			206,253
Stockholders' equity	1,312,996			1,332,547
Total liabilities and stockholders' equity	$9,341,344			$9,346,186

Net interest income(6)		$48,668			$48,697
Net interest rate spread(7)(8)			2.00			1.99
Net interest-earning assets	$1,041,327			$1,110,942
Net interest margin(8)(9)			2.19			2.18
Ratio of interest-earning assets to interest-bearing liabilities			1.13x			1.14x

Selected performance ratios:
Return on average assets (annualized)(8)			0.18%			0.96%
Return on average equity (annualized)(8)			1.30			6.76
Average equity to average assets			14.06			14.26
Operating expense ratio(10)			1.12			1.13
Efficiency ratio(8)(11)			49.05			48.89

(1)	Balances are adjusted for unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.

(2)	AFS securities are adjusted for unamortized purchase premiums or discounts.

(3)
The average balance of investment securities includes an average balance of nontaxable securities of $15.0 million and $17.3 million for the quarters ended March 31, 2020 and December 31, 2019, respectively.

(4)	There were no cash and cash equivalents related to the leverage strategy during the quarters ended March 31, 2020 and December 31, 2019.

(5)
There were no FHLB borrowings related to the leverage strategy during the quarters ended March 31, 2020 and December 31, 2019. The FHLB advance amounts and rates included in this line include the effect of interest rate swaps and are net of deferred prepayment penalties.

(6)
Net interest income represents the difference between interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income depends on the average balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

(7)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(8)	The leverage strategy was not in place during the quarters ended March 31, 2020 and December 31, 2019.

(9)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

(10)	The operating expense ratio represents annualized non-interest expense as a percentage of average assets.

(11)	The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income.

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended March 31, 2020 to the three months ended December 31, 2019. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended
	March 31, 2020 vs. December 31, 2019
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$267	$(568)	$(301)
MBS	(84)	(152)	(236)
Investment securities	(19)	(106)	(125)
FHLB stock	23	(135)	(112)
Cash and cash equivalents	(220)	(87)	(307)
Total interest-earning assets	(33)	(1,048)	(1,081)

Interest-bearing liabilities:
Checking	3	9	12
Savings	1	(6)	(5)
Money market	52	(135)	(83)
Certificates of deposit	44	(126)	(82)
Borrowings	(376)	(518)	(894)
Total interest-bearing liabilities	(276)	(776)	(1,052)

Net change in net interest income	$243	$(272)	$(29)

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

In the event short-term liquidity needs exceed available cash, the Bank has access to a line of credit at FHLB and the FRB of Kansas City's discount window. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of regulatory total assets without the pre-approval of FHLB senior management. The president of FHLB has approved an increase, through July 2020, in the Bank's borrowing limit to 55% of Bank Call Report total assets. When the leverage strategy is in place, the Bank maintains the resulting excess cash reserves from the FHLB borrowings at the FRB of Kansas City, which can be used to meet any short-term liquidity needs. The amount that can be borrowed from the FRB of Kansas City's discount window is based upon the fair value of securities pledged as collateral and certain other characteristics of those securities. Management had tested the Bank's access to the FRB of Kansas City's discount window annually with a nominal, overnight borrowing. At March 31, 2020, the Bank had pledged securities with an estimated value of $396.5 million as collateral at the FRB of Kansas City and had drawn down $30.0 million on the related line-of-credit. Management is currently using the FRB line of credit rather than the FHLB line of credit for short-term funding needs as the interest rate on the FRB line of credit is lower than the FHLB line of credit.

If management observes a trend in the amount and frequency of line of credit utilization and/or short-term borrowings that is not in conjunction with a planned strategy, such as the leverage strategy, the Bank will likely utilize long-term wholesale borrowing sources such as FHLB advances and/or repurchase agreements to provide long-term, fixed-rate funding. The maturities of these long-term borrowings are generally staggered in order to mitigate the risk of a highly negative cash flow position at maturity. The Bank's internal policy limits total borrowings to 55% of total assets. At March 31, 2020, the Bank had total borrowings, at par, of $2.12 billion, or approximately 23% of total assets.

The amount of FHLB borrowings outstanding at March 31, 2020 was $1.99 billion, of which $1.04 billion were advances scheduled to mature in the next 12 months, including $640.0 million of one-year floating-rate FHLB advances tied to interest rate swaps. All FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB. At March 31, 2020, the ratio of the par value of the Bank's FHLB borrowings to Call Report total assets was 21%. When the full leverage strategy is in place, FHLB borrowings may be in excess of 40% of the Bank's Call Report total assets, and may be in excess of 40% as long as the Bank continues its leverage strategy and FHLB senior management continues to approve the Bank's borrowing limit being in excess of 40% of Call Report total assets. All or a portion of the FHLB borrowings in conjunction with the leverage strategy can be repaid at any point in time while the strategy is in effect, if necessary or desired.

At March 31, 2020, the Bank had repurchase agreements of $100.0 million, or approximately 1% of total assets, all of which were scheduled to mature in the next 12 months. The Bank may enter into additional repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to the total borrowings internal policy limit of 55% as discussed above. The Bank has pledged securities with an estimated fair value of $109.4 million as collateral for repurchase agreements as of March 31, 2020. The securities pledged for the repurchase agreements will be delivered back to the Bank when the repurchase agreements mature.

The Bank could utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At March 31, 2020, the Bank had $759.3 million of securities that were eligible but unused as collateral for borrowing or other liquidity needs.

The Bank has access to other sources of funds for liquidity purposes, such as brokered and public unit certificates of deposit. As of March 31, 2020, the Bank's policy allowed for combined brokered and public unit certificates of deposit up to 15% of total deposits. At March 31, 2020, the Bank did not have any brokered certificates of deposit, and public unit certificates of deposit were approximately 5% of total deposits. The Bank had pledged securities with an estimated fair value of $321.5 million as collateral for public unit certificates of deposit at March 31, 2020. The securities pledged as collateral for public unit certificates of deposit are held under joint custody with FHLB and generally will be released upon deposit maturity.

At March 31, 2020, $1.48 billion of the Bank's certificate of deposit portfolio was scheduled to mature within the next 12 months, including $236.8 million of public unit certificates of deposit. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products of the Bank at the prevailing rate, although no assurance can be given in this regard.  We also anticipate the majority of the maturing public unit certificates of deposit will be replaced with similar wholesale funding products.

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

The following table presents the contractual maturities of our loan, MBS, and investment securities portfolios at March 31, 2020, along with associated weighted average yields. Loans and securities which have adjustable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses. As of March 31, 2020, the amortized cost of investment securities in our portfolio which are callable or have pre-refunding dates within one year was $202.9 million.

	Loans(1)		MBS		Investment Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Amounts due:
Within one year	$313,736	4.31%	$5,196	2.59%	$55,245	1.52%	$374,177	3.88%

After one year:
Over one to two years	40,947	4.52	5,544	2.64	4,270	1.75	50,761	4.08
Over two to three years	60,480	4.42	27,140	1.53	27,490	1.98	115,110	3.16
Over three to five years	113,991	4.68	35,098	1.83	175,714	1.96	324,803	2.90
Over five to ten years	689,582	3.70	309,180	2.38	—	—	998,762	3.29
Over ten to fifteen years	1,280,491	3.54	339,352	2.50	—	—	1,619,843	3.33
After fifteen years	4,994,053	3.72	251,808	2.84	—	—	5,245,861	3.67
Total due after one year	7,179,544	3.71	968,122	2.50	207,474	1.96	8,355,140	3.53

	$7,493,280	3.74	$973,318	2.50	$262,719	1.87	$8,729,317	3.54

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

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company.  So long as the Bank remains well capitalized after each capital distribution (as evidenced by maintaining a Community Bank Leverage Ratio ("CBLR") greater than the required percentage), and operates in a safe and sound manner, it is management's belief that the OCC and FRB will continue to allow the Bank to distribute its earnings to the Company, although no assurance can be given in this regard. The Company has elected to not submit a regulatory non-objection notice of distribution of the Bank's current quarter earnings at this time due to the economic uncertainties associated with the COVID-19 pandemic. Management may submit a regulatory non-objection notice of distribution of the Bank's current quarter earnings in the future.

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

The maximum balance of short-term FHLB borrowings outstanding at any month-end during the six months ended March 31, 2020 was $1.24 billion, and the average balance of short-term FHLB borrowings outstanding during this period was $1.14 billion at a weighted average contractual rate of 1.97%. The balance of short-term FHLB borrowings outstanding at March 31, 2020 was $1.04 billion, at a weighted average contractual rate of 1.81%. Short-term FHLB borrowings for this purpose are defined as those with maturity dates within the next 12 months.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits had or are expected to have a materially adverse effect on the Company's consolidated financial statements for the quarter ended March 31, 2020, or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action ("PCA"). In September 2019, the regulatory agencies, including the OCC and FRB, adopted a final rule, effective January 1, 2020, creating the CBLR for institutions with total consolidated assets of less than $10 billion and that meet other qualifying criteria. The CBLR provides for a simple measure of capital adequacy for qualifying institutions. According to the final rule, qualifying institutions that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules and to have met the well-capitalized ratio requirements. In April 2020, the federal bank regulatory agencies announced the issuance of two interim final rules, effective immediately, to provide temporary relief to community banking organizations. Under the interim final rules, the CBLR requirement is a minimum of 8% for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. The Bank elected the CBLR framework during the current quarter. As of March 31, 2020, the Bank's CBLR was 12.4% and the Company's CBLR was 13.9%, which exceeded the minimum requirements.

The following table presents a reconciliation of equity under GAAP to regulatory capital amounts, as of March 31, 2020, for the Bank and the Company (dollars in thousands):

	Bank	Company
Total equity as reported under GAAP	$1,145,134	$1,287,793
AOCI	21,978	21,978
Goodwill and other intangibles, net of associated deferred taxes	(14,478)	(14,478)
Total tier 1 capital	$1,152,634	$1,295,293

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

Qualitative Disclosure about Market Risk
At March 31, 2020, the Bank's gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $508.6 million, or 5.43% of total assets, compared to $251.9 million, or 2.73% of total assets, at December 31, 2019. The increase in the one-year gap amount was due primarily to lower interest rates as of March 31, 2020, compared to December 31, 2019. As interest rates decrease, borrowers have more economic incentive to refinance their mortgages and agency debt issuers have more economic incentive or opportunity to exercise their call options in order to issue new debt at lower interest rates, resulting in lower projected cash flows on these assets.

The majority of interest-earning assets anticipated to reprice in the coming year are repayments and prepayments on one- to four-family loans and MBS, both of which include the option to prepay without a fee being paid by the contract holder. The amount of interest-bearing liabilities expected to reprice in a given period is not typically impacted significantly by changes in interest rates, because the Bank's borrowings and certificate of deposit portfolios have contractual maturities and generally cannot be terminated early without a prepayment penalty, but did increase this quarter, as previously discussed. If interest rates were to increase 200 basis points, as of March 31, 2020, the Bank's one-year gap is projected to be $(312.8) million, or (3.34)% of total assets. The decrease in the gap compared to when there is no change in rates is due to lower anticipated cash flows in the higher rate environment. This compares to a one-year gap of $(523.0) million, or (5.66)% of total assets, if interest rates were to have increased 200 basis points as of December 31, 2019.

During the current quarter, loan repayments totaled $328.6 million and cash flows from the securities portfolio totaled $145.9 million. The majority of these cash flows were reinvested into new loans and securities at current market interest rates. Total cash flows from term liabilities that matured and repriced into current market interest rates during the current quarter were $439.7 million, including $65.0 million in FHLB borrowings. These offsetting cash flows allow the Bank to manage its interest rate risk and gap position more precisely than if the Bank did not have offsetting cash flows due to its mix of assets or maturity structure of liabilities.

The Bank primarily uses long-term fixed-rate borrowings with no embedded options to lengthen the average life of the Bank's liabilities. The fixed-rate characteristics of these borrowings lock-in the cost until maturity and thus decrease the amount of liabilities repricing as interest rates move higher compared to funding with lower-cost short-term borrowings. These borrowings are laddered in order to prevent large amounts of liabilities repricing in any one period. The WAL of the Bank's term borrowings as of March 31, 2020 was 1.9 years. However, including the impact of interest rate swaps related to $640.0 million of adjustable-rate FHLB advances, the WAL of the Bank's term borrowings as of March 31, 2020 was 3.0 years. The interest rate swaps effectively convert the adjustable-rate borrowings into long-term, fixed-rate liabilities. It is anticipated that the Bank will renew the upcoming advances to lower costing term advances, or not renew them based upon our assessment of lending opportunities and our liquidity position at that time.

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

In addition to these wholesale strategies, the Bank has sought to increase non-maturity deposits. Non-maturity deposits are expected to reduce the risk of higher interest rates because their interest rates are not expected to increase significantly as market interest rates rise. Specifically, checking accounts and savings accounts have had minimal interest rate fluctuations throughout historical interest rate cycles, though no assurance can be given that this will be the case in future interest rate cycles. The balances and rates of these accounts have historically tended to remain very stable over time, giving them the characteristic of long-term liabilities. The Bank uses historical data pertaining to these accounts to estimate their future balances. Additionally, to the extent we expand the commercial banking business, we expect to have the ability to obtain lower-costing commercial deposits, which could be used to reduce the cost of funds by replacing FHLB borrowings and wholesale deposits.

With the significant decrease in interest rates during the current quarter, the Bank has decreased the rates on certificates of deposit and money market accounts at a pace with competitors in its market areas. The Bank currently expects it will continue to lower rates as market conditions allow.

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

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$2,075,424	$2,221,032	$1,295,807	$1,893,486	$7,485,749
Securities(2)	620,926	320,938	139,868	127,784	1,209,516
Other interest-earning assets	5,336	—	—	—	5,336
Total interest-earning assets	2,701,686	2,541,970	1,435,675	2,021,270	8,700,601

Interest-bearing liabilities:
Non-maturity deposits(3)	180,978	313,620	251,303	2,087,371	2,833,272
Certificates of deposit	1,482,061	1,276,351	283,507	437	3,042,356
Borrowings(4)	530,000	575,000	715,000	339,971	2,159,971
Total interest-bearing liabilities	2,193,039	2,164,971	1,249,810	2,427,779	8,035,599

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$508,647	$376,999	$185,865	$(406,509)	$665,002

Cumulative excess of interest-earning assets over
interest-bearing liabilities	$508,647	$885,646	$1,071,511	$665,002

Cumulative excess of interest-earning assets over interest-bearing liabilities as a percent of total Bank assets at:
March 31, 2020	5.43%	9.45%	11.44%	7.10%
September 30, 2019	5.21

Cumulative one-year gap - interest rates +200 bps at:
March 31, 2020	(3.34)
September 30, 2019	(3.88)

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

(2)
MBS reflect projected prepayments at amortized cost. Investment securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of March 31, 2020, at amortized cost.

(3)
Although the Bank's checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts is based on assumptions developed from our actual experiences with these accounts. If all of the Bank's checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $2.14 billion, for a cumulative one-year gap of (22.9)% of total assets.

(4)
Borrowings exclude deferred prepayment penalty costs. Included in this line item are $640.0 million of FHLB adjustable-rate advances with interest rate swaps. The repricing for these liabilities is projected to occur at the maturity date of each interest rate swap.

Change in Net Interest Income. For each date presented in the following table, the estimated change in the Bank's net interest income is based on the indicated instantaneous, parallel and permanent change in interest rates. The change in each interest rate environment represents the difference between estimated net interest income in the 0 basis point interest rate environment ("base case," assumes the forward market and product interest rates implied by the yield curve are realized) and the estimated net interest income in each alternative interest rate environment (assumes market and product interest rates have a parallel shift in rates across all maturities by the indicated change in rates). Projected cash flows for each scenario are based upon varying prepayment assumptions to model likely customer behavior changes as market rates change. For the current quarter, multiple yields along the yield curve were less than one percent, so the -100 basis points scenario was not applicable.  Estimations of net interest income used in preparing the table below were based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change materially and that any repricing of assets or liabilities occurs at anticipated product and market rates for the alternative rate environments as of the dates presented. The estimation of net interest income does not include any projected gains or losses related to the sale of loans or securities, or income derived from non-interest income sources, but does include the use of different prepayment assumptions in the alternative interest rate environments. It is important to consider that estimated changes in net interest income are for a cumulative four-quarter period. These do not reflect the earnings expectations of management.

Change	Net Interest Income At
(in Basis Points)	March 31, 2020			September 30, 2019
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
000 bp	$202,863	$—	—%	$193,329	$—	—%
+100 bp	207,807	4,944	2.44	194,093	764	0.40
+200 bp	206,017	3,154	1.55	192,111	(1,218)	(0.63)
+300 bp	202,361	(502)	(0.25)	188,752	(4,577)	(2.37)

(1)	Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The net interest income projection was higher in the base case scenario at March 31, 2020 compared to September 30, 2019 due primarily to a larger projected decrease in interest expense than interest income. The decrease in interest expense was driven primarily by a decrease in the actual cost of deposits and borrowings. During the current quarter, the Bank modified $350.0 million of term borrowings into new long-term borrowings with a lower cost. As a result, the cost on the Bank's term borrowings portfolio decreased by 12 basis points. The Bank was also able to lower the cost of its deposit portfolio by two basis points due to lower money market rates and a decrease in the interest rates offered on certificates of deposit. In addition, during the current quarter management changed the way that future certificate of deposit rates are forecasted in the Bank's interest rate risk model. This change was made to more closely align the forecasted rates with the current rates offered, thus lowering the projected interest expense.

The net interest income projections increase from the base case in the +100 and +200 basis point scenarios at March 31, 2020. The net interest income projection was more adversely impacted in the rising interest rate scenarios at September 30, 2019 compared to March 31, 2020, due primarily to higher interest rates at September 30, 2019. In addition, the modification of $350.0 million of borrowings during the current quarter lengthened the Bank's liabilities, thus reducing the risk to higher interest rates. The positive impact of rising interest rates diminished as interest rates increase until turning negative in the +300 basis point scenario. Higher interest rates decreased the projected cash flows from the Bank's mortgage-related assets, thus increasing the negative impact of rising interest rates.

Change in MVPE. The following table sets forth the estimated change in the MVPE for each date presented based on the indicated instantaneous, parallel, and permanent change in interest rates. The change in each interest rate environment represents the difference between the MVPE in the base case (assumes the forward market interest rates implied by the yield curve are realized) and the MVPE in each alternative interest rate environment (assumes market interest rates have a parallel shift in rates). Projected cash flows for each scenario are based upon varying prepayment assumptions to model likely customer behavior as market rates change. For the current quarter, multiple yields along the yield curve were less than one percent, so the -100 basis points scenario was not applicable.  The estimations of the MVPE used in preparing the table below were based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change, that any repricing of assets or liabilities occurs at current product or market rates for the alternative rate environments as of the dates presented, and that different prepayment rates were used in each alternative interest rate environment. The estimated MVPE results from the valuation of cash flows from financial assets and liabilities over the anticipated lives of each for each interest rate environment. The table below presents the effects of the changes in interest rates on our assets and liabilities as they mature, repay, or reprice, as shown by the change in the MVPE for alternative interest rates.

Change	Market Value of Portfolio Equity At
(in Basis Points)	March 31, 2020			September 30, 2019
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
000 bp	$1,087,074	$—	—%	$1,283,429	$—	—%
+100 bp	1,185,836	98,762	9.09	1,286,446	3,017	0.24
+200 bp	1,116,523	29,449	2.71	1,162,151	(121,278)	(9.45)
+300 bp	980,783	(106,291)	(9.78)	992,060	(291,369)	(22.70)

(1)	Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The percentage change in the Bank's MVPE at March 31, 2020 was positive in the +100 and +200 basis point scenarios and negative in the +300 basis point scenario. At September 30, 2019 the percentage change in the Bank's MVPE was negative in the +200 and +300 basis point scenarios. This change was due primarily to lower interest rates at March 31, 2020 and the modification of $350.0 million of borrowings during the current quarter into long-term liabilities which reduced the Bank's risk to higher interest rates. As interest rates increase, borrowers have less economic incentive to refinance their mortgages and agency debt issuers have less economic incentive or opportunity to exercise their call options in order to issue new debt at lower interest rates, resulting in lower projected cash flows on these assets. As interest rates increase in the rising rate scenarios, repayments on mortgage-related assets are more likely to decrease and only be realized through significant changes in borrowers' lives such as divorce, death, job-related relocations, or other events as there is less economic incentive for borrowers to prepay their debt, resulting in an increase in the average life of mortgage-related assets. Similarly, call projections for the Bank's callable agency debentures decrease as interest rates rise, which results in cash flows related to these assets moving closer to the contractual maturity dates. The higher expected average lives of these assets, relative to the assumptions in the base case interest rate environment, increases the sensitivity of their market value to changes in interest rates.

In the +100 and +200 basis point scenarios, the market value of liabilities decrease at a faster pace than the market value of assets due to having a longer duration in these scenarios. The longer duration makes the market value of these liabilities more sensitive to changes in interest rates. In the +300 basis point scenario, prepayment speeds on mortgage-related assets and call projections on investment securities decrease to a point where the durations of assets are longer, and thus more sensitive to rising interest rates. This results in a larger decrease in the market value of assets than liabilities in this scenario.

The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates for our interest-earning assets and interest-bearing liabilities as of March 31, 2020. Yields presented for interest-earning assets include the amortization of fees, costs, premiums and discounts, which are considered adjustments to the yield. The interest rate presented for term borrowings is the effective rate, which includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The WAL presented for term borrowings includes the effect of interest rate swaps. The maturity and repricing terms presented for one- to four-family loans represent the contractual terms of the loan.

	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Investment securities	$262,719	1.87%	0.3	21.3%	2.9%
MBS - fixed	713,154	2.33	3.1	57.7	8.0
MBS - adjustable	260,164	2.97	2.4	21.0	2.9
Total securities	1,236,037	2.36	2.3	100.0%	13.8
Loans receivable:
Fixed-rate one- to four-family:
<= 15 years	1,061,681	3.09	3.4	14.2%	11.9
> 15 years	4,515,742	3.82	4.8	60.3	50.5
Fixed-rate commercial	441,343	4.45	3.1	5.9	4.9
All other fixed-rate loans	49,676	4.81	3.3	0.7	0.6
Total fixed-rate loans	6,068,442	3.75	4.4	81.1	67.9
Adjustable-rate one- to four-family:
<= 36 months	205,019	2.55	2.8	2.7	2.3
> 36 months	776,977	3.27	2.1	10.4	8.7
Adjustable-rate commercial	331,312	4.84	7.1	4.4	3.7
All other adjustable-rate loans	111,530	5.30	1.6	1.4	1.2
Total adjustable-rate loans	1,424,838	3.69	3.3	18.9	15.9
Total loans receivable	7,493,280	3.74	4.2	100.0%	83.8
FHLB stock	101,575	6.72	2.0		1.1
Cash and cash equivalents	118,374	—	—		1.3
Total interest-earning assets	$8,949,266	3.53	3.9		100.0%

Non-maturity deposits	$2,732,263	0.31	15.3	47.3%	34.6%
Retail/business certificates of deposit	2,765,142	2.11	1.5	47.9	35.0
Public unit certificates of deposit	277,214	1.87	0.5	4.8	3.5
Total deposits	5,774,619	1.25	7.9	100.0%	73.1
Term borrowings	2,090,000	2.25	3.0	98.6%	26.5
Line of credit borrowings	30,000	0.25	—	1.4	0.4
Total borrowings	2,120,000	2.22	3.0	100.0%	26.9
Total interest-bearing liabilities	$7,894,619	1.51	6.6		100.0%

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of March 31, 2020. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2020, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting
Management reviewed the Company’s internal control over financial reporting in consideration of operational changes as a result of COVID-19.  There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Company and the Bank are involved as plaintiff or defendant in various legal actions arising in the normal course of business. In our opinion, after consultation with legal counsel, we believe it unlikely that such pending legal actions will have a material adverse effect on our financial condition, results of operations or liquidity.
Item 1A. Risk Factors
There have been no material changes to our risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019; however, in light of recent developments relating to the COVID-19 pandemic, the Company is supplementing its risk factors in this Form 10-Q.

The Impact of the COVID-19 Pandemic on Our Customers, Employees and Business Operations Has Had, and Will Likely Continue to Have, a Significant Adverse Effect on Our Business, Results of Operations and Financial Condition

The COVID-19 pandemic has created a global public-health crisis that has resulted in widespread market volatility and deteriorating economic conditions for households and businesses. The deteriorating economic conditions, most of which are unprecedented, include more than 20 million people becoming unemployed in the United States in one month's time, cuts in consumer spending on almost all categories of purchases except groceries and staples, and closure or significantly reduced operations of restaurants, bars, airlines, hotels, and entertainment and hospitality venues, among others. In the Bank's local markets, governments put stay-at-home orders into effect which only allow for essential businesses to remain open.

In response to the COVID-19 pandemic, an essential business, the Company implemented business continuity measures, including activating its Crisis Management Team to put into action our business continuity plan, monitoring potential business interruptions, making further improvements to our information technology allowing nearly half of our employees to work from home, and conducting regular discussions with our third-party service providers providing services to facilities that are open. Heightened cybersecurity, information security and operational risks may result from these remote work-from-home arrangements. Preventative health measures were put in place including elimination of business-related travel, implementing mandatory work from home for all employees able to do so, social distancing precautions for all employees in the office, adjusting branch banking hours and operational measures to promote social distancing when customers do visit branches, and preventative cleaning at offices and branches. These actions have resulted in changes to our business operations, but have not yet significantly impacted most business operations. Depending on the severity and length of the COVID-19 pandemic, which is impossible to predict, we could experience significant disruptions in our business operations if key personnel or a significant number of employees were to become unavailable due to the effects of, and restrictions resulting from, the COVID-19 pandemic, as well as decreased demand for our products and services.

There is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the COVID-19 pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. The unknown economic recovery time resulting from the COVID-19 pandemic creates risks that loan modification programs made available to our customers will be insufficient to prevent or reduce delinquencies or help our customers stay in business. Businesses that do not take advantage of loan modification programs provided by the Bank could also be at risk of becoming delinquent or going out of business. The PPP loans made by the Bank are guaranteed by the SBA and, if used by the borrower for authorized purposes, may be fully forgiven. However, in the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by the Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if it has already made payment under the guaranty, seek recovery of any loss related to the deficiency from the Bank.

Since the commencement of the PPP, several larger banks have been subject to litigation regarding their processing of PPP loan applications. The Bank may be exposed to the risk of similar litigation, from both customers and non-customers that approached the Bank seeking PPP loans. PPP lenders, including the Bank, may also be subject to the risk of litigation in connection with other aspects of the PPP, including but not limited to borrowers seeking forgiveness of their loans. If any such litigation is filed against the Bank, it may result in significant financial or reputational harm to us.

It is likely that many of our individual borrowers have become unemployed and may not be able to continue making mortgage payments under the terms of their loans. Also included in the CARES Act were Economic Impact Payments to individuals meeting certain income requirements. Individuals began receiving those payments in mid-April 2020. This may help mitigate the risk that some borrowers become delinquent or delay the potential for default until they can return to work. However, it is uncertain how long borrowers may need some form of assistance or forbearance.

In order to help our customers, it is likely that utilization of our COVID-19 loan modification programs may increase in the future. Asset quality may deteriorate further and the amount of our ACL may not be sufficient for future loan losses we may experience. This could require us to increase our reserves and recognize more expense in future periods. The changes in market rates of interest and the impact that has on our ability to price our products may reduce our net interest income in the future or negatively impact the demand for our products. There is some risk that operational costs could increase as we maintain existing facilities in accordance with health guidelines as well as potentially continuing to have staff work remotely.

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the COVID-19 pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See "Liquidity and Capital Resources - Capital" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding OCC restrictions on dividends from the Bank to the Company.

The following table summarizes our stock repurchase activity during the three months ended March 31, 2020 and additional information regarding our stock repurchase program. The Company has $70.0 million of common stock authorized under its stock repurchase plan. There is no expiration for this repurchase plan. Shares may be repurchased from time to time in the open-market based upon market conditions and available liquidity.

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the
	Purchased	per Share	or Programs	Plans or Programs
January 1, 2020 through
January 31, 2020	—	$—	—	$70,000,000
February 1, 2020 through
February 29, 2020	—	—	—	70,000,000
March 1, 2020 through
March 31, 2020	—	—	—	70,000,000
Total	—	—	—	70,000,000

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

3(ii)	Bylaws of Capitol Federal Financial, Inc., as amended, filed on March 30, 2020, as Exhibit 3.2 to Form 8-K for Capitol Federal Financial Inc. and incorporated herein by reference
4	Description of the Registrant's Securities, as filed on November 27, 2019, as Exhibit 4 to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
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

10.6	Description of Director Fee Arrangements filed on November 29, 2018 as Exhibit 10.6 to the Registrant's September 30, 2018 Form 10-K and incorporated herein by reference
10.7	Short-term Performance Plan, as amended
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
The following information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed with the Securities and Exchange Commission on May 8, 2020, has been formatted in Inline eXtensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets at March 31, 2020 and September 30, 2019, (ii) Consolidated Statements of Income for the three and six months ended March 31, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2020 and 2019, (iv) Consolidated Statements of Stockholders' Equity for the three and six months ended March 31, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the six months ended March 31, 2020 and 2019, and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and included in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: May 8, 2020	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and Chief Executive Officer

Date: May 8, 2020	By:	/s/ Kent G. Townsend
Kent G. Townsend, Executive Vice President,
Chief Financial Officer and Treasurer