Form 10-Q
period 2020-06-30
Capitol Federal Financial, Inc.
filed 2020-08-07
CIK 1490906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
Form 10-Q
________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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

As of July 31, 2020, there were 141,515,596 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except per share amounts)

	June 30,	September 30,
	2020	2019
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $381,946 and $198,809)	$396,219	$220,370
Available-for-sale ("AFS") securities, at estimated fair value	1,220,054	1,204,863
Loans receivable, net (allowance for credit losses ("ACL") of $31,215 and $9,226)	7,388,090	7,416,747
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	102,782	98,456
Premises and equipment, net	98,953	96,784
Income taxes receivable, net	1,655	2
Other assets	351,061	302,796
TOTAL ASSETS	$9,558,814	$9,340,018

LIABILITIES:
Deposits	$6,069,684	$5,581,867
Borrowings	1,989,089	2,239,989
Advance payments by borrowers for taxes and insurance	39,125	65,686
Deferred income tax liabilities, net	10,942	14,282
Accounts payable and accrued expenses	149,454	101,868
Total liabilities	8,258,294	8,003,692

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 141,511,716 and 141,440,030
shares issued and outstanding as of June 30, 2020 and September 30, 2019, respectively	1,415	1,414
Additional paid-in capital	1,211,653	1,210,226
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(33,453)	(34,692)
Retained earnings	138,496	174,277
Accumulated other comprehensive (loss) income ("AOCI"), net of tax	(17,591)	(14,899)
Total stockholders' equity	1,300,520	1,336,326
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,558,814	$9,340,018

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
INTEREST AND DIVIDEND INCOME:
Loans receivable	$66,652	$71,434	$206,179	$213,863
Mortgage-backed securities ("MBS")	5,616	6,613	17,584	19,437
FHLB stock	1,207	1,865	4,747	5,667
Investment securities	847	1,835	3,736	4,781
Cash and cash equivalents	59	464	1,126	2,921
Total interest and dividend income	74,381	82,211	233,372	246,669
INTEREST EXPENSE:
Deposits	16,533	16,909	52,299	48,730
Borrowings	11,561	13,621	37,421	41,360
Total interest expense	28,094	30,530	89,720	90,090
NET INTEREST INCOME	46,287	51,681	143,652	156,579
PROVISION FOR CREDIT LOSSES	—	450	22,300	450
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	46,287	51,231	121,352	156,129
NON-INTEREST INCOME:
Deposit service fees	2,539	3,131	8,384	9,581
Insurance commissions	671	905	1,762	2,072
Other non-interest income	1,229	1,638	4,468	4,446
Total non-interest income	4,439	5,674	14,614	16,099
NON-INTEREST EXPENSE:
Salaries and employee benefits	13,059	13,454	39,765	39,205
Information technology and related expense	4,285	4,652	12,694	13,535
Occupancy, net	3,556	3,224	10,212	9,768
Regulatory and outside services	1,548	1,425	4,188	4,247
Advertising and promotional	1,004	1,447	3,773	3,597
Deposit and loan transaction costs	697	681	2,086	1,882
Office supplies and related expense	475	689	1,586	1,884
Federal insurance premium	287	600	287	1,787
Other non-interest expense	1,253	1,519	4,237	4,709
Total non-interest expense	26,164	27,691	78,828	80,614
INCOME BEFORE INCOME TAX EXPENSE	24,562	29,214	57,138	91,614
INCOME TAX EXPENSE	5,088	6,317	10,877	19,780
NET INCOME	$19,474	$22,897	$46,261	$71,834

Basic earnings per share ("EPS")	$0.14	$0.17	$0.34	$0.52
Diluted EPS	$0.14	$0.17	$0.34	$0.52

Basic weighted average common shares	138,018,052	137,720,480	137,961,231	137,635,099
Diluted weighted average common shares	138,018,052	137,787,528	137,992,978	137,690,434

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$19,474	$22,897	$46,261	$71,834
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on AFS securities arising during the period,
net of taxes of $(1,775), $(1,317), $(4,962) and $(3,432)	5,533	4,102	15,459	10,690
Changes in unrealized gains (losses) on cash flow hedges,
net of taxes of $367, $3,601, $5,826 and $8,847	(1,146)	(11,218)	(18,151)	(27,562)
Comprehensive (loss) income	$23,861	$15,781	$43,569	$54,962

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Nine Months Ended June 30, 2020
		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at September 30, 2019	$1,414	$1,210,226	$(34,692)	$174,277	$(14,899)	$1,336,326
Cumulative effect of adopting Accounting Standards Update ("ASU") 2016-02				88		88
Net income				22,511		22,511
Other comprehensive income, net of tax					4,972	4,972
ESOP activity		169	413			582
Restricted stock activity, net		(1)				(1)
Stock-based compensation		166				166
Stock options exercised	1	612				613
Cash dividends to stockholders ($0.425 per share)				(58,663)		(58,663)
Balance at December 31, 2019	$1,415	$1,211,172	$(34,279)	$138,213	$(9,927)	$1,306,594
Net income				4,276		4,276
Other comprehensive loss, net of tax					(12,051)	(12,051)
ESOP activity		117	413			530
Stock-based compensation		152				152
Stock options exercised		25				25
Cash dividends to stockholders ($0.085 per share)				(11,733)		(11,733)
Balance at March 31, 2020	1,415	1,211,466	(33,866)	130,756	(21,978)	1,287,793
Net income				19,474		19,474
Other comprehensive income, net of tax					4,387	4,387
ESOP activity		61	413			474
Restricted stock activity, net		(6)				(6)
Stock-based compensation		132				132
Cash dividends to stockholders ($0.085 per share)				(11,734)		(11,734)
Balance at June 30, 2020	$1,415	$1,211,653	$(33,453)	$138,496	$(17,591)	$1,300,520

						(Continued)

	For the Nine Months Ended June 30, 2019
		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at September 30, 2018	$1,412	$1,207,644	$(36,343)	$214,569	$4,340	$1,391,622
Cumulative effect of adopting ASU 2014-09				394		394
Net income				24,383		24,383
Other comprehensive loss, net of tax					(6,217)	(6,217)
ESOP activity		118	413			531
Stock-based compensation		95				95
Stock options exercised	1	466				467
Cash dividends to stockholders ($0.475 per share)				(65,362)		(65,362)
Balance at December 31, 2018	$1,413	$1,208,323	$(35,930)	$173,984	$(1,877)	$1,345,913
Net income				24,554		24,554
Other comprehensive loss, net of tax					(3,539)	(3,539)
ESOP activity		134	413			547
Stock-based compensation		90				90
Stock options exercised		118				118
Cash dividends to stockholders ($0.085 per share)				(11,700)		(11,700)
Balance at March 31, 2019	1,413	1,208,665	(35,517)	186,838	(5,416)	1,355,983
Net income				22,897		22,897
Other comprehensive loss, net of tax					(7,116)	(7,116)
ESOP activity		147	413			560
Stock-based compensation		167				167
Stock options exercised	1	761				762
Cash dividends to stockholders ($0.335 per share)				(46,154)		(46,154)
Balance at June 30, 2019	$1,414	$1,209,740	$(35,104)	$163,581	$(12,532)	$1,327,099

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Nine Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,261	$71,834
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(4,747)	(5,667)
Provision for credit losses	22,300	450
Amortization and accretion of premiums and discounts on securities	999	959
Depreciation and amortization of premises and equipment	6,812	6,907
Amortization of intangible assets	1,493	1,766
Amortization of deferred amounts related to FHLB advances, net	315	6
Common stock committed to be released for allocation - ESOP	1,586	1,638
Stock-based compensation	450	352
Changes in:
Unrestricted cash collateral (provided to)/received from derivative counterparties, net	—	(9,970)
Other assets, net	5,049	2,962
Income taxes payable/receivable, net	(1,649)	1,679
Deferred income tax liabilities, net	(2,507)	(699)
Accounts payable and accrued expenses	(7,225)	(16,691)
Net cash provided by operating activities	69,137	55,526

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(465,764)	(286,488)
Proceeds from calls, maturities and principal reductions of AFS securities	469,995	246,648
Proceeds from calls, maturities and principal reductions of held-to-maturity ("HTM") securities	—	126,684
Proceeds from the redemption of FHLB stock	421	102,554
Purchase of FHLB stock	—	(97,270)
Net change in loans receivable	6,120	5,533
Purchase of premises and equipment	(9,422)	(8,846)
Proceeds from sale of other real estate owned ("OREO")	993	1,624
Proceeds from bank-owned life insurance ("BOLI") death benefit	490	—
Net cash provided by investing activities	2,833	90,439

		(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Nine Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(82,130)	(123,216)
Net change in deposits	487,817	(22,483)
Proceeds from borrowings	1,325,600	3,043,700
Repayments on borrowings	(1,572,600)	(3,088,752)
Change in advance payments by borrowers for taxes and insurance	(26,561)	(25,495)
Payment of FHLB prepayment penalties	(4,215)	—
Stock options exercised	638	1,347
Net cash provided by (used in) financing activities	128,549	(214,899)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	200,519	(68,934)

CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS:
Beginning of period	253,700	139,055
End of period	$454,219	$70,121

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Operating lease right-of-use assets obtained	$16,841	$—
Operating lease liabilities obtained	$16,726	$—

See accompanying notes to consolidated financial statements.		(Concluded)

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

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Cash, cash equivalents, restricted cash and restricted cash equivalents reported in the statement of cash flows include cash and cash equivalents of $396.2 million and $220.4 million at June 30, 2020 and September 30, 2019, respectively, and restricted cash and cash equivalents of $58.0 million and $33.3 million at June 30, 2020 and September 30, 2019, respectively, which was included in other assets on the consolidated balance sheet.  The restricted cash and cash equivalents relate to the collateral postings to/from the Bank's derivative counterparties associated with the Bank's interest rate swaps.  See additional discussion regarding the interest rate swaps in Note 5. Borrowed Funds.

Net Presentation of Cash Flows Related to Borrowings - At times, the Bank enters into certain FHLB advances with contractual maturities of 90 days or less. Cash flows related to these advances are reported on a net basis in the consolidated statements of cash flows. There was no FHLB advance activity reported on a net basis in the consolidated statements of cash flows during the nine months ended June 30, 2020 and 2019.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU, as amended, replaces the incurred loss impairment methodology in current GAAP, which requires credit losses to be recognized when it is probable that a loss has been incurred, with a new impairment methodology. The new impairment methodology requires an entity to measure, at each reporting date, the expected credit losses of financial assets not measured at fair value, such as loans and loan commitments, over their contractual lives. Under the new impairment methodology, expected credit losses will be measured at each reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Additionally, the ASU amends the current credit loss measurements for AFS debt securities. Credit losses related to AFS debt securities will be recorded through the ACL rather than as a direct write-down as per current GAAP. The ASU also requires enhanced disclosures related to credit quality and significant estimates and judgments used by management when estimating credit losses. The ASU will become effective for the Company on October 1, 2020. Upon adoption, a cumulative-effect adjustment for the change in the allowance for credit losses and reserves on unfunded commitments will be recognized in retained earnings. The Company has been working with a software provider on the application and implementation of the new accounting guidance. The Company has determined its loan segmentation and the methodologies that will be utilized for each loan segment. Management is in the process of reviewing and selecting several assumptions including a reasonable and supportable forecast time period, a reversion methodology, prepayment and curtailment speeds, among others. Management is also in the process of preparing supporting documentation and developing internal controls, policies, and procedures. During the remainder of fiscal year 2020, the Company is planning more processing runs, as well as analyzing model sensitivity to various assumptions. At June 30, 2020, the Company ran the model using various assumptions and forecast scenarios. Preliminary results indicate that our ACL and reserves on unfunded commitments would be between $20 million and our current level of approximately $32 million. The ACL calculated under the new methodology could be lower than that under the existing incurred loss methodology due to having the ability to forecast improvement in economic conditions over a loan's contractual life rather than only being able to consider current conditions as is allowed under the incurred loss methodology. The preliminary results will likely change at adoption due to factors including, but not limited to, changes in current economic conditions, forecasted economic conditions, the Company's credit quality trends, and further refinement of model assumptions.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosures Requirements for Fair Value Measurement. This ASU eliminates, modifies and adds certain disclosure requirements for fair value measurements. The ASU adds disclosure requirements for the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The effective date of this ASU for the Company is October 1, 2020, with early adoption permitted. Entities are allowed to elect early adoption of the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. Since this ASU only requires disclosure changes, it is not expected to have a significant impact on the Company's consolidated financial condition and results of operations.

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

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share amounts)
Net income	$19,474	$22,897	$46,261	$71,834
Income allocated to participating securities	(16)	(16)	(38)	(35)
Net income available to common stockholders	$19,458	$22,881	$46,223	$71,799

Average common shares outstanding	137,935,000	137,637,428	137,919,631	137,593,497
Average committed ESOP shares outstanding	83,052	83,052	41,600	41,602
Total basic average common shares outstanding	138,018,052	137,720,480	137,961,231	137,635,099

Effect of dilutive stock options	—	67,048	31,747	55,335

Total diluted average common shares outstanding	138,018,052	137,787,528	137,992,978	137,690,434

Net EPS:
Basic	$0.14	$0.17	$0.34	$0.52
Diluted	$0.14	$0.17	$0.34	$0.52

Antidilutive stock options, excluded from the diluted average
common shares outstanding calculation	813,645	457,486	405,522	491,669

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS securities at the dates presented. The majority of the MBS and investment securities portfolios are composed of securities issued by United States government-sponsored enterprises ("GSEs").

	June 30, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$949,348	$33,304	$65	$982,587
GSE debentures	225,020	480	—	225,500
Municipal bonds	11,857	110	—	11,967
	$1,186,225	$33,894	$65	$1,220,054

	September 30, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$923,256	$15,571	$2,340	$936,487
GSE debentures	249,828	304	178	249,954
Municipal bonds	18,371	52	1	18,422
	$1,191,455	$15,927	$2,519	$1,204,863

The following tables summarize the estimated fair value and gross unrealized losses of those AFS securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

June 30, 2020
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses

MBS	$37,115	$64	$147	$1
GSE debentures	—	—	—	—
Municipal bonds	—	—	—	—
	$37,115	$64	$147	$1

	September 30, 2019
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses

MBS	$111,368	$126	$199,442	$2,214
GSE debentures	—	—	74,812	178
Municipal bonds	1,755	1	—	—
	$113,123	$127	$274,254	$2,392

The unrealized losses at June 30, 2020 and September 30, 2019 were a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in market yields as temporary. Therefore, these securities have not been classified as other-than-temporarily impaired. The impairment is also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities, nor is it more likely than not that the Company will be required to sell the securities, before the recovery of the remaining amortized cost amount, which could be at maturity. As a result of the analysis, management has concluded that no other-than-temporary impairments existed at June 30, 2020 or September 30, 2019.
The amortized cost and estimated fair value of AFS debt securities as of June 30, 2020, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without prepayment penalty. For this reason, MBS are not included in the maturity categories.

	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
One year or less	$5,467	$5,497
One year through five years	231,410	231,970
	236,877	237,467
MBS	949,348	982,587
	$1,186,225	$1,220,054

The following table presents the taxable and non-taxable components of interest income on investment securities for the periods presented.

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Taxable	$797	$1,749	$3,556	$4,516
Non-taxable	50	86	180	265
	$847	$1,835	$3,736	$4,781

The following table summarizes the carrying value of securities pledged as collateral for the obligations indicated below as of the dates presented.

	June 30, 2020	September 30, 2019
	(Dollars in thousands)
Public unit deposits	$340,751	$381,143
Federal Reserve Bank of Kansas City ("FRB of Kansas City")	315,149	6,636
Repurchase agreements	106,625	108,271
	$762,525	$496,050

4. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at the dates presented is summarized as follows:

	June 30, 2020	September 30, 2019
	(Dollars in thousands)
One- to four-family:
Originated	$3,955,668	$3,873,851
Correspondent purchased	2,268,031	2,349,877
Bulk purchased	217,652	252,347
Construction	36,595	36,758
Total	6,477,946	6,512,833
Commercial:
Commercial real estate	625,106	583,617
Commercial and industrial	99,735	61,094
Construction	87,448	123,159
Total	812,289	767,870
Consumer:
Home equity	107,174	120,587
Other	10,033	11,183
Total	117,207	131,770

Total loans receivable	7,407,442	7,412,473

Less:
ACL	31,215	9,226
Discounts/unearned loan fees	30,312	31,058
Premiums/deferred costs	(42,175)	(44,558)
	$7,388,090	$7,416,747

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

The following tables present the recorded investment, by class, in loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total recorded investment at the dates presented. The recorded investment in loans is defined as the unpaid principal balance of a loan, less charge-offs and inclusive of unearned loan fees and deferred costs. At June 30, 2020 and September 30, 2019, all loans 90 or more days delinquent were on nonaccrual status.

	June 30, 2020
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family:
Originated	$5,058	$4,012	$9,070	$3,969,051	$3,978,121
Correspondent purchased	2,963	2,781	5,744	2,291,891	2,297,635
Bulk purchased	4,579	1,305	5,884	212,753	218,637
Commercial:
Commercial real estate	1,373	546	1,919	707,744	709,663
Commercial and industrial	169	165	334	97,823	98,157
Consumer:
Home equity	393	249	642	106,448	107,090
Other	38	30	68	9,934	10,002
	$14,573	$9,088	$23,661	$7,395,644	$7,419,305

	September 30, 2019
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family:
Originated	$7,187	$3,261	$10,448	$3,885,335	$3,895,783
Correspondent purchased	2,762	1,023	3,785	2,377,629	2,381,414
Bulk purchased	3,624	1,484	5,108	248,376	253,484
Commercial:
Commercial real estate	762	—	762	702,377	703,139
Commercial and industrial	70	173	243	60,340	60,583
Consumer:
Home equity	446	302	748	119,688	120,436
Other	78	21	99	11,035	11,134
	$14,929	$6,264	$21,193	$7,404,780	$7,425,973

The recorded investment in mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of June 30, 2020 and September 30, 2019 was $2.6 million and $1.5 million, respectively, which is included in loans 90 or more days delinquent or in foreclosure in the table above.   The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure was $183 thousand at June 30, 2020 and $745 thousand at September 30, 2019.

The following table presents the recorded investment, by class, in loans classified as nonaccrual at the dates presented.

	June 30, 2020	September 30, 2019
	(Dollars in thousands)
One- to four-family:
Originated	$4,955	$4,436
Correspondent purchased	2,971	1,023
Bulk purchased	1,305	1,551
Commercial:
Commercial real estate	546	—
Commercial and industrial	165	173
Consumer:
Home equity	282	337
Other	30	21
	$10,254	$7,541

In accordance with the Bank's asset classification policy, management regularly reviews the problem loans in the Bank's portfolio to determine whether any loans require classification. Loan classifications are defined as follows:

•Special mention - These loans are performing loans on which known information about the collateral pledged or the possible credit problems of the borrower(s) have caused management to have doubts as to the ability of the borrower(s) to comply with present loan repayment terms and which may result in the future inclusion of such loans in the non-performing loan categories.
•Substandard - A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans include those characterized by the distinct possibility the Bank will sustain some loss if the deficiencies are not corrected.
•Doubtful - Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses present make collection or liquidation in full on the basis of currently existing facts and conditions and values highly questionable and improbable.
•Loss - Loans classified as loss are considered uncollectible and of such little value that their continuance as assets on the books is not warranted.

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

	June 30, 2020		September 30, 2019
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family:
Originated	$10,611	$16,401	$12,941	$15,628
Correspondent purchased	1,667	5,168	2,349	2,785
Bulk purchased	—	5,102	102	5,294
Commercial:
Commercial real estate	50,969	3,192	52,891	2,472
Commercial and industrial	1,072	1,931	1,215	3,057
Consumer:
Home equity	318	534	280	696
Other	—	30	2	24
	$64,637	$32,358	$69,780	$29,956

The following table shows the weighted average credit score and weighted average LTV for one- to four-family loans and consumer home equity loans at the dates presented. Borrower credit scores are intended to provide an indication as to the likelihood that a borrower will repay their debts. Credit scores are updated at least annually, with the last update in June 2020, from a nationally recognized consumer rating agency. The LTV ratios provide an estimate of the extent to which the Bank may incur a loss on any given loan that may go into foreclosure. The consumer - home equity LTV does not take into account the first lien position, if applicable.  The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

	June 30, 2020		September 30, 2019
	Credit Score	LTV	Credit Score	LTV
One- to four-family - originated	770	62%	768	62%
One- to four-family - correspondent	765	64	765	65
One- to four-family - bulk purchased	768	60	762	61
Consumer - home equity	755	19	754	19
	768	62	766	62

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

	For the Three Months Ended			For the Nine Months Ended
	June 30, 2020			June 30, 2020
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family:
Originated	—	$—	$—	5	$241	$242
Correspondent purchased	—	—	—	1	192	191
Bulk purchased	—	—	—	1	75	134
Commercial:
Commercial real estate	—	—	—	1	837	837
Commercial and industrial	—	—	—	—	—	—
Consumer:
Home equity	—	—	—	2	45	44
Other	—	—	—	—	—	—
	—	$—	$—	10	$1,390	$1,448

	For the Three Months Ended			For the Nine Months Ended
	June 30, 2019			June 30, 2019
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
(Dollars in thousands)
One- to four-family:
Originated	—	$—	$—	1	$117	$117
Correspondent purchased	—	—	—	—	—	—
Bulk purchased	1	69	69	2	377	377
Commercial:
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer:
Home equity	—	—	—	—	—	—
Other	—	—	—	—	—	—
	1	$69	$69	3	$494	$494

The following table provides information on TDRs that became delinquent during the periods presented within 12 months after being restructured.

	For the Three Months Ended				For the Nine Months Ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
One- to four-family:
Originated	—	$—	—	$—	1	$38	1	$45
Correspondent purchased	—	—	—	—	—	—	—	—
Bulk purchased	—	—	—	—	1	134	—	—
Commercial:
Commercial real estate	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer:
Home equity	—	—	—	—	1	9	—	—
Other	—	—	—	—	—	—	—	—
	—	$—	—	$—	3	$181	1	$45

In late March 2020, the Bank announced loan modification programs to support and provide relief for its borrowers during the Coronavirus Disease 2019 ("COVID-19") pandemic. Generally, loan modifications under these programs ("COVID-19 loan modifications") for one- to four-family loans and consumer loans consist of a three-month payment forbearance of principal, interest, and in some cases, escrow. COVID-19 loan modifications of commercial loans mainly consist of up to a six-month interest-only payment period, but an option for a three- to six-month forbearance of principal and interest was also available to our borrowers. The COVID-19 loan modification programs are consistent with the Coronavirus Aid, Relief, and Economic Security ("CARES") Act or interagency guidance from the federal banking agencies on such programs, and the Company has followed such guidance when determining if a borrower's modification is subject to TDR classification. If it is determined that the modification is not short-term, not related to financial hardship resulting from COVID-19, or the customer does not meet the criteria under the guidance to be excluded from TDR classification, the Company evaluates the loan modifications under its existing TDR framework. Loans subject to forbearance under the COVID-19 loan modification program are not reported as past due or placed on nonaccrual status during the forbearance time period.

Impaired loans - The following information pertains to impaired loans, by class, as of the dates presented.

	June 30, 2020			September 30, 2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	ACL	Investment	Balance	ACL
	(Dollars in thousands)
With no related allowance recorded
One- to four-family:
Originated	$13,306	$13,781	$—	$14,683	$15,241	$—
Correspondent purchased	1,951	2,054	—	1,763	1,868	—
Bulk purchased	4,573	5,293	—	4,943	5,661	—
Commercial:
Commercial real estate	1,733	2,060	—	—	—	—
Commercial and industrial	103	248	—	60	184	—
Consumer:
Home equity	289	393	—	345	462	—
Other	—	35	—	—	29	—
	21,955	23,864	—	21,794	23,445	—
With an allowance recorded
One- to four-family:
Originated	—	—	—	—	—	—
Correspondent purchased	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	1,771	1,770	240	—	—	—
Consumer:
Home equity	—	—	—	—	—	—
Other	—	—	—	—	—	—
	1,771	1,770	240	—	—	—
Total
One- to four-family:
Originated	13,306	13,781	—	14,683	15,241	—
Correspondent purchased	1,951	2,054	—	1,763	1,868	—
Bulk purchased	4,573	5,293	—	4,943	5,661	—
Commercial:
Commercial real estate	1,733	2,060	—	—	—	—
Commercial and industrial	1,874	2,018	240	60	184	—
Consumer:
Home equity	289	393	—	345	462	—
Other	—	35	—	—	29	—
	$23,726	$25,634	$240	$21,794	$23,445	$—

The following information pertains to impaired loans, by class, for the periods presented.

	For the Three Months Ended				For the Nine Months Ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
With no related allowance recorded
One- to four-family:
Originated	$13,865	$150	$15,235	$163	$14,273	$472	$16,450	$515
Correspondent purchased	1,949	19	2,007	20	1,855	56	2,162	65
Bulk purchased	4,814	46	5,114	48	4,910	148	5,350	134
Commercial:
Commercial real estate	817	5	—	—	494	9	—	—
Commercial and industrial	26	—	—	—	24	—	—	—
Consumer:
Home equity	319	4	381	6	329	15	435	22
Other	1	—	—	—	—	—	—	—
	21,791	224	22,737	237	21,885	700	24,397	736
With an allowance recorded
One- to four-family:
Originated	—	—	—	—	—	—	—	—
Correspondent purchased	—	—	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—	—	—	—
Commercial and industrial	1,875	24	—	—	1,440	78	—	—
Consumer:
Home equity	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—
	1,875	24	—	—	1,440	78	—	—
Total
One- to four-family:
Originated	13,865	150	15,235	163	14,273	472	16,450	515
Correspondent purchased	1,949	19	2,007	20	1,855	56	2,162	65
Bulk purchased	4,814	46	5,114	48	4,910	148	5,350	134
Commercial:
Commercial real estate	817	5	—	—	494	9	—	—
Commercial and industrial	1,901	24	—	—	1,464	78	—	—
Consumer:
Home equity	319	4	381	6	329	15	435	22
Other	1	—	—	—	—	—	—	—
	$23,666	$248	$22,737	$237	$23,325	$778	$24,397	$736

Allowance for Credit Losses - The Bank maintains an ACL to absorb inherent losses in the loan portfolio based on quarterly assessments of the loan portfolio. Each quarter a formula analysis model is prepared which segregates the loan portfolio into categories based on certain risk characteristics.  Historical loss factors and qualitative factors are applied to each loan category in the formula analysis model.  The factors are reviewed by management quarterly to assess whether the factors adequately cover probable and estimable losses inherent in the loan portfolio.  Due to the deterioration of economic conditions as a result of the COVID-19 pandemic, management increased some of the historical loss factors and qualitative factors in the formula analysis model to account for the increase in the estimated inherent losses in the loan portfolio at March 31, 2020. The significant deterioration of economic conditions at March 31, 2020 due to the COVID-19 pandemic carried into the June 30, 2020 quarter. The increase in the historical loss factors and qualitative factors due to the deterioration of economic conditions accounts for the majority of the increase in the ACL during the current fiscal year. Management will continue to closely monitor economic conditions and will work with borrowers as necessary to assist them through this challenging economic climate. If economic conditions worsen or do not improve in the near term, and if future government programs, if any, do not provide adequate relief to borrowers, it is possible the Bank's ACL will need to increase in future periods.

The following is a summary of ACL activity, by loan portfolio segment, for the periods presented, and the ending balance of ACL based on the Company's impairment methodology.

	For the Three Months Ended June 30, 2020
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$6,467	$3,355	$557	$10,379	$20,328	$489	$31,196
Charge-offs	—	—	—	—	—	(5)	(5)
Recoveries	—	—	—	—	17	7	24
Provision for credit losses	(121)	(166)	(51)	(338)	359	(21)	—
Ending balance	$6,346	$3,189	$506	$10,041	$20,704	$470	$31,215

	For the Nine Months Ended June 30, 2020
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,000	$1,203	$687	$3,890	$5,171	$165	$9,226
Charge-offs	(64)	—	—	(64)	(349)	(15)	(428)
Recoveries	3	—	—	3	98	16	117
Provision for credit losses	4,407	1,986	(181)	6,212	15,784	304	22,300
Ending balance	$6,346	$3,189	$506	$10,041	$20,704	$470	$31,215

	For the Three Months Ended June 30, 2019
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,173	$1,392	$802	$4,367	$4,088	$164	$8,619
Charge-offs	(45)	—	—	(45)	—	(16)	(61)
Recoveries	3	—	—	3	17	8	28
Provision for credit losses	(95)	(117)	(60)	(272)	727	(5)	450
Ending balance	$2,036	$1,275	$742	$4,053	$4,832	$151	$9,036

	For the Nine Months Ended June 30, 2019
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,953	$1,861	$925	$5,739	$2,556	$168	$8,463
Charge-offs	(75)	—	(26)	(101)	—	(28)	(129)
Recoveries	8	—	106	114	44	94	252
Provision for credit losses	(850)	(586)	(263)	(1,699)	2,232	(83)	450
Ending balance	$2,036	$1,275	$742	$4,053	$4,832	$151	$9,036

The following is a summary of the loan portfolio and related ACL balances, at the dates presented, by loan portfolio segment disaggregated by the Company's impairment method.

	June 30, 2020
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans:
Collectively evaluated for impairment	$3,964,815	$2,295,684	$214,064	$6,474,563	$804,213	$116,803	$7,395,579
Individually evaluated for impairment	13,306	1,951	4,573	19,830	3,607	289	23,726
	$3,978,121	$2,297,635	$218,637	$6,494,393	$807,820	$117,092	$7,419,305

ACL for loans:
Collectively evaluated for impairment	$6,346	$3,189	$506	$10,041	$20,464	$470	$30,975
Individually evaluated for impairment	—	—	—	—	240	—	240
	$6,346	$3,189	$506	$10,041	$20,704	$470	$31,215

	September 30, 2019
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans:
Collectively evaluated for impairment	$3,881,100	$2,379,651	$248,541	$6,509,292	$763,662	$131,225	$7,404,179
Individually evaluated for impairment	14,683	1,763	4,943	21,389	60	345	21,794
	$3,895,783	$2,381,414	$253,484	$6,530,681	$763,722	$131,570	$7,425,973

ACL for loans:
Collectively evaluated for impairment	$2,000	$1,203	$687	$3,890	$5,171	$165	$9,226
Individually evaluated for impairment	—	—	—	—	—	—	—
	$2,000	$1,203	$687	$3,890	$5,171	$165	$9,226

5. BORROWED FUNDS
FHLB Borrowings and Interest Rate Swaps - At June 30, 2020 and September 30, 2019, the Bank had entered into interest rate swap agreements with a total notional amount of $640.0 million in order to hedge the variable cash flows associated with $640.0 million of adjustable-rate FHLB advances. At June 30, 2020 and September 30, 2019, the interest rate swap agreements had an average remaining term to maturity of 3.8 years and 4.5 years, respectively. The interest rate swaps were designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the interest rate swap agreements. At June 30, 2020 and September 30, 2019, the interest rate swaps were in a loss position with a total fair value of $57.1 million and $33.1 million, respectively, which was reported in accounts payable and accrued expenses on the consolidated balance sheet. During the three and nine months ended June 30, 2020, $1.7 million and $3.4 million, respectively, was reclassified from AOCI as an increase to interest expense. During the three and nine months ended June 30, 2019, $55 thousand and $106 thousand, respectively, was reclassified from AOCI as an increase to interest expense. At June 30, 2020, the Company estimated that $15.4 million of interest expense associated with the interest rate swaps will be reclassified from AOCI as an increase to interest expense on FHLB borrowings during the next 12 months. The Bank has minimum collateral posting thresholds with its derivative counterparties and posts collateral on a daily basis. The Bank posted cash collateral of $58.0 million at June 30, 2020 and $33.3 million at September 30, 2019.

During the current nine month period, the Bank prepaid fixed-rate FHLB advances totaling $350.0 million with a weighted average contractual interest rate of 2.42% and a weighted average remaining term of 1.0 years, and replaced these advances with $350.0 million of fixed-rate FHLB advances with a weighted average contractual interest rate of 1.43% and a weighted average term of 4.7 years. The Bank paid penalties totaling $4.2 million to FHLB as a result of prepaying the FHLB advances. The prepayment penalties are being recognized in interest expense over the life of the new FHLB advances.

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

The Company groups its financial instruments at fair value in three levels based on the markets in which the financial instruments are traded and the reliability of the assumptions used to determine fair value. These levels are:

•Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets.
•Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
•Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company's own estimates of assumptions that market participants would use in pricing the financial instrument. Valuation techniques include the use of option pricing models, discounted cash flow models, and similar techniques. The results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the financial instrument.

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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value. The majority of the securities within the AFS portfolio were issued by GSEs. The Company primarily uses prices obtained from third party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third party pricing service when determining the fair value of its securities during the nine months ended June 30, 2020 or during fiscal year 2019. The Company's major security types, based on the nature and risks of the securities, are:

•GSE Debentures - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for similar securities. (Level 2)
•MBS - Estimated fair values are based on a discounted cash flow method. Cash flows are determined based on prepayment projections of the underlying mortgages and are discounted using current market yields for benchmark securities. (Level 2)
•Municipal Bonds - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for securities with similar credit profiles. (Level 2)

Interest Rate Swaps - The Company's interest rate swaps are designated as cash flow hedges and are reported at fair value in other assets on the consolidated balance sheet if in a gain position, and in accounts payable and accrued expenses if in a loss position, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. See "Note 5. Borrowed Funds" for additional information. The estimated fair values of the interest rates swaps are obtained from the counterparty and are determined by a discounted cash flow analysis using observable market-based inputs. On a quarterly basis, management corroborates the estimated fair values by internally calculating the estimated fair value using a discounted cash flow analysis with independent observable market-based inputs from a third party. No adjustments were made to the estimated fair values during the nine months ended June 30, 2020 or during fiscal year 2019. (Level 2)

The following tables provide the level of valuation assumption used to determine the carrying value of the Company's financial instruments measured at fair value on a recurring basis at the dates presented. The Company did not have any Level 3 financial instruments measured at fair value on a recurring basis at June 30, 2020 or September 30, 2019.

	June 30, 2020
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$982,587	$—	$982,587	$—
GSE debentures	225,500	—	225,500	—
Municipal bonds	11,967	—	11,967	—
	$1,220,054	$—	$1,220,054	$—

Liabilities:
Interest rate swaps	$57,067	$—	$57,067	$—

	September 30, 2019
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$936,487	$—	$936,487	$—
GSE debentures	249,954	—	249,954	—
Municipal bonds	18,422	—	18,422	—
	$1,204,863	$—	$1,204,863	$—

Liabilities:
Interest rate swaps	$33,090	$—	$33,090	$—

The following is a description of valuation methodologies used for significant financial instruments measured at fair value on a non-recurring basis.

Loans Receivable - The fair value of impaired loans individually evaluated for impairment on a non-recurring basis during the nine months ended June 30, 2020 and 2019 that were still held in the portfolio as of June 30, 2020 and 2019 was $6.0 million and $4.6 million, respectively.

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

For commercial loans, if the most recent appraisal or book value of the collateral does not reflect current market conditions due to the passage of time and/or other factors, management will make adjustments to the existing appraised or book value based on knowledge of local market conditions, recent transactions, and estimated selling costs, if applicable. Adjustments to appraised or book values are generally based on assumptions not observable in the marketplace. The primary significant unobservable inputs for impaired commercial loans individually evaluated for impairment during the nine months ended June 30, 2020 were downward adjustments to the book value of the collateral for lack of marketability. The adjustments ranged from 4% to 50%, with a weighted average of 17%. There were no impaired commercial loans individually evaluated during the nine months ended June 30, 2019.

Fair values of impaired loans individually evaluated for impairment cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan and, as such, are classified as Level 3.

OREO - OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower of cost or fair value. The fair value for OREO is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value or listing price, except for the estimated sales costs noted above. The primary significant unobservable input for OREO was the appraisal or listing price. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property and, as such, are classified as Level 3. The fair value of OREO measured on a non-recurring basis during the nine months ended June 30, 2020 and 2019 that was still held in the portfolio as of June 30, 2020 and 2019 was $183 thousand and $333 thousand, respectively. The carrying value of the properties equaled the fair value of the properties at June 30, 2020 and 2019.

Fair Value Disclosures - The Company estimated fair value amounts using available market information and a variety of valuation methodologies as of the dates presented. Considerable judgment is required to interpret market data to develop the estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company would realize from a current market exchange at subsequent dates.

The carrying amounts and estimated fair values of the Company's financial instruments by fair value hierarchy, at the dates presented, were as follows:

	June 30, 2020
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$396,219	$396,219	$396,219	$—	$—
AFS securities	1,220,054	1,220,054	—	1,220,054	—
Loans receivable	7,388,090	7,845,259	—	—	7,845,259
FHLB stock	102,782	102,782	102,782	—	—
Liabilities:
Deposits	6,069,684	6,155,296	3,036,524	3,118,772	—
Borrowings	1,989,089	2,042,101	—	2,042,101	—
Interest rate swaps	57,067	57,067	—	57,067	—

	September 30, 2019
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$220,370	$220,370	$220,370	$—	$—
AFS securities	1,204,863	1,204,863	—	1,204,863	—
Loans receivable	7,416,747	7,654,586	—	—	7,654,586
FHLB stock	98,456	98,456	98,456	—	—
Liabilities:
Deposits	5,581,867	5,614,895	2,594,242	3,020,653	—
Borrowings	2,239,989	2,253,353	100,001	2,153,352	—
Interest rate swaps	33,090	33,090	—	33,090	—

7. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the changes in the components of AOCI, net of tax, for the periods indicated.

	For the Three Months Ended June 30, 2020
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$20,076	$(42,054)	$(21,978)
Other comprehensive income (loss), before reclassifications	5,533	(2,856)	2,677
Amount reclassified from AOCI	—	1,710	1,710
Other comprehensive income (loss)	5,533	(1,146)	4,387
Ending balance	$25,609	$(43,200)	$(17,591)

	For the Nine Months Ended June 30, 2020
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$10,150	$(25,049)	$(14,899)
Other comprehensive income (loss), before reclassifications	15,459	(21,553)	(6,094)
Amount reclassified from AOCI	—	3,402	3,402
Other comprehensive income (loss)	15,459	(18,151)	(2,692)
Ending balance	$25,609	$(43,200)	$(17,591)

	For the Three Months Ended June 30, 2019
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$3,598	$(9,014)	$(5,416)
Other comprehensive income (loss), before reclassifications	4,102	(11,273)	(7,171)
Amount reclassified from AOCI	—	55	55
Other comprehensive income (loss)	4,102	(11,218)	(7,116)
Ending balance	$7,700	$(20,232)	$(12,532)

	For the Nine Months Ended June 30, 2019
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$(2,990)	$7,330	$4,340
Other comprehensive income (loss), before reclassifications	10,690	(27,668)	(16,978)
Amount reclassified from AOCI	—	106	106
Other comprehensive income (loss)	10,690	(27,562)	(16,872)
Ending balance	$7,700	$(20,232)	$(12,532)

8. REVENUE RECOGNITION
Details of the Company's primary types of non-interest income revenue streams by financial statement line item reported in the consolidated statements of income that are within the scope of ASC Topic 606 are below. During the nine months ended June 30, 2020 and 2019, revenue from contracts with customers totaled $10.9 million and $12.4 million, respectively.

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

In order to participate in the card payment networks, the Company must pay various transaction related costs established by the networks ("interchange network charges"), including membership fees and a per unit charge for each transaction. The Company is acting as an agent for its debit card customers when they are utilizing the card payment networks; therefore, interchange transaction fee income is reported net of interchange network charges. Interchange network charges totaled $2.4 million and $2.5 million for the nine months ended June 30, 2020 and 2019, respectively.

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

9. LEASES
The Company leases real estate property for branches, ATMs, and certain equipment. These leases have remaining terms that range from one year to 47 years, some of which include the exercising of renewal options that the Company considers to be reasonably certain. As of June 30, 2020, a right-of-use asset of $15.5 million was included in other assets and a lease liability of $15.5 million was included in accounts payable and accrued expenses on the consolidated balance sheets.

As of June 30, 2020, for the Company's operating leases, the weighted average remaining lease term was 22.0 years and the weighted average discount rate was 2.59%.

The following table presents lease expenses and supplemental cash flow information related to the Company's leases for the periods presented.

	For the Three Months Ended	For the Nine Months Ended
	June 30, 2020	June 30, 2020
	(Dollars in thousands)
Operating lease expense	$373	$1,138
Variable lease expense	50	158
Short-term lease expense	1	17
Cash paid for amounts included in the measurement of lease liabilities	345	1,028

The following table presents future minimum payments, rounded to the nearest thousand, for operating leases with initial or remaining terms in excess of one year as of June 30, 2020:

Remainder of fiscal year 2020	$231
Fiscal year 2021	1,363
Fiscal year 2022	1,329
Fiscal year 2023	1,236
Fiscal year 2024	1,027
Fiscal year 2025	858
Thereafter	16,135
Total future minimum lease payments	22,179
Amounts representing interest	(6,668)
Present value of net future minimum lease payments	$15,511

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

These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our future results to differ materially from the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions expressed in the forward-looking statements:

•our ability to maintain overhead costs at reasonable levels;
•our ability to originate and purchase a sufficient volume of one- to four-family loans in order to maintain the balance of that portfolio at a level desired by management;
•our ability to invest funds in wholesale or secondary markets at favorable yields compared to the related funding source;
•our ability to access cost-effective funding;
•the expected cost savings, synergies and other benefits from our acquisition of Capital City Bancshares, Inc. ("CCB") might not be realized within the anticipated time frames or at all;
•our ability to extend the commercial banking and trust asset management expertise acquired from CCB through our existing branch footprint;
•fluctuations in deposit flows;
•the future earnings and capital levels of the Bank and the continued non-objection by our primary federal banking regulators, to the extent required, to distribute capital from the Bank to the Company, which could affect the ability of the Company to pay dividends in accordance with its dividend policy;
•the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations, including areas where we have purchased large amounts of correspondent loans;
•changes in real estate values, unemployment levels, and the level and direction of loan delinquencies and charge-offs may require changes in the estimates of the adequacy of the ACL, which may adversely affect our business;
•potential adverse impacts of the ongoing COVID-19 pandemic and any governmental or societal responses thereto on the economic conditions in the Company's local market areas and other market areas where the Bank has lending relationships, on other aspects of the Company's business operations and on financial markets;
•increases in classified and/or non-performing assets, which may require the Bank to increase the ACL, charge-off loans and incur elevated collection and carrying costs related to such non-performing assets;
•results of examinations of the Bank and the Company by their respective primary federal banking regulators, including the possibility that the regulators may, among other things, require us to increase our ACL;
•changes in accounting principles, policies, or guidelines;
•the effects of, and changes in, monetary and interest rate policies of the Board of Governors of the Federal Reserve System ("FRB");
•the effects of, and changes in, trade and fiscal policies and laws of the United States government;
•the effects of, and changes in, foreign and military policies of the United States government;
•inflation, interest rate, market, monetary, and currency fluctuations;
•the timely development and acceptance of new products and services and the perceived overall value of these products and services by users, including the features, pricing, and quality compared to competitors' products and services;
•the willingness of users to substitute competitors' products and services for our products and services;
•our success in gaining regulatory approval of our products and services and branching locations, when required;
•the impact of interpretations of, and changes in, financial services laws and regulations, including laws concerning taxes, banking, securities, consumer protection, trust and insurance and the impact of other governmental initiatives affecting the financial services industry;
•implementing business initiatives may be more difficult or expensive than anticipated;
•significant litigation;
•technological changes;
•our ability to maintain the security of our financial, accounting, technology, and other operating systems and facilities, including the ability to withstand cyber-attacks;
•acquisitions and dispositions;
•changes in consumer spending, borrowing and saving habits; and
•our success at managing the risks involved in our business.

This list of important factors is not all inclusive. For a discussion of risks and uncertainties related to our business that could adversely impact our operations and/or financial results, see "Part I, Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2019 and Part II, Item 1A. Risk Factors within this Quarterly Report on Form 10-Q. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

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

Response to and Impact of the COVID-19 Pandemic

During the current quarter, the COVID-19 pandemic continued to have an impact on our customers, employees, and business operations. Management's actions related to COVID-19 and the impact of COVID-19 on certain aspects of the Company's business are summarized below.
Bank operations - In mid-March 2020, preventative health measures were put in place including elimination of business-related travel, implementing mandatory work from home for all employees able to do so, social distancing precautions for all employees in Bank offices, and preventative cleaning at offices and branches. Lobby services were limited to appointment only while drive-through, mobile, and online banking became the Bank's primary channels of serving customers. Retail loan closings have been conducted with customers coming to our drive-through facilities and commercial loans have been closed in person only when necessary. All employees continue to be paid their regular salary and receive full benefits. In mid-May 2020, lobbies reopened with limitations on the number of customers in a branch at one time. We also implemented operational measures to promote social distancing when customers visit branches and installed sneeze guards. There are several other precautions being taken at our locations such as extra cleaning in high traffic/touch areas and providing locations with additional cleaning supplies, hand sanitizer and masks. In early June 2020, back-office employees started to return to the office in phases. Due to the increase in COVID-19 cases in late June into July 2020, management rolled back the changes to the lobbies that occurred mid-May and adjusted the return to office phases, where necessary, for back-office employees. Our lobby services are now again by appointment only. Management continues to monitor COVID-19 cases and will reopen lobbies when we believe it is appropriate to do so.

Loan modification programs - In late March 2020, the Bank announced loan modification programs to support and provide relief for its borrowers during the COVID-19 pandemic. Generally, COVID-19 loan modifications for one- to four-family loans and consumer loans consist of a three-month payment forbearance of principal, interest and, in some cases, escrow.  COVID-19 loan modifications of commercial loans mainly consist of a six-month interest-only payment period. If it is determined that a COVID-19 loan modification is not short-term or the customer does not meet the criteria under authoritative guidance to be excluded from TDR classification, the Bank evaluates the loan modifications under its existing TDR framework. None of the Bank's COVID-19 loan modifications through June 30, 2020 have been deemed to be TDRs.
As of June 30, 2020, the Bank had processed COVID-19 loan modifications for 896 one- to four-family loans totaling $233.4 million, for which the borrowers had a weighted average credit score of 733, and 94 consumer loans totaling $2.6 million.  Included in these one- to four-family and consumer loan totals are 163 loans with a combined balance of $37.1 million for which the borrowers have requested additional assistance, generally another three-month payment forbearance, and the Bank either completed or was in the process of completing a second modification as of July 31, 2020. During the month of July 2020, the Bank completed or was in the process of completing a first modification for an additional $6.4 million of one- to four-family and consumer loans.

As of June 30, 2020, the Bank had processed COVID-19 loan modifications for 229 commercial loans with a combined gross loan amount of $392.8 million, which includes undisbursed amounts.  Included in these totals are six loans with a combined gross loan amount, including undisbursed funds, of $30.6 million for which the borrowers have requested an additional three months of payment deferrals and the Bank was in the process of completing the second modification as of July 31, 2020. During the month of July 2020, the Bank completed a first modification for one additional commercial loan for $19.2 million.

Small Business Administration ("SBA") Payroll Protection Program ("PPP") loans - As of June 30, 2020, the Bank had originated and funded 700 PPP loans totaling $42.6 million, with a median loan amount of $21 thousand, and received origination fees totaling $1.8 million associated with these loans. These loans are fully guaranteed by the SBA. The program ended June 30, 2020, but was extended on July 6, 2020 through August 8, 2020. Through July 31, 2020, the Bank had originated an additional $738 thousand in PPP loans. The Bank continues to accept applications for PPP loans.

Correspondent loan activity - In an effort to manage the influx of refinance requests from current customers in our local markets during the initial days of the COVID-19 pandemic, the Bank suspended its acceptance of new applications for correspondent one- to four-family loans in mid-March 2020. Correspondent applications and commitments in the pipeline at the time of the suspension continued to progress through the approval and funding process. In mid-June 2020, the Bank resumed accepting new applications for correspondent one- to four-family loans.

Capital, liquidity, and dividends - Management performed stress test scenarios during April 2020. Based on the Company's existing capital levels, deposit inflows, loan underwriting policies, loan concentration, and geographical diversification, no liquidity or capital concerns were identified as a result of the stress tests. Management anticipates being able to manage the economic risks and uncertainties associated with the COVID-19 pandemic and remain well capitalized with sufficient liquidity to serve our customers.

Deposit balances have increased due primarily to the economic stimulus payments and PPP loans. As a result, management is currently faced with the challenge of excess liquidity. Due to the nature of deposit cash flows, management does not know how long the excess liquidity will be retained. As such, management has elected, for the time being, to reduce the Bank's level of borrowings using the excess liquidity from the deposit portfolio.

With earnings of $0.34 per share, year-to-date, and a cash balance at the holding company level of $89.0 million, the Company has the resources to continue to pay its regular quarterly dividend of $0.085 per share for the foreseeable future. Given the state of economic uncertainty and how that may play out with the credit risk exposure in the Bank's loan portfolio, the Company elected to defer the annual True Blue dividend in June 2020 and did not ask for a regulatory non-objection to move capital from the Bank to the Company to pay that dividend. It is management's intent to ask for a regulatory non-objection at some point in the future and to pay this dividend when economic conditions are more certain. It remains the Company's intent to pay out 100% of its earnings.

Summary of Financial Condition and Results of Operation

Markets responded to the COVID-19 pandemic in many ways, with a dramatic lowering of interest rates in a short period of time having the most impact on the operations and performance of the Bank. With the pandemic impacting the United States later in the March 2020 quarter, the opportunity to fully respond in that quarter was somewhat limited. Since the onset of the pandemic, the Bank lowered its offered rates on deposits and restructured its borrowings. We have lowered offered rates on all retail deposit products except checking and savings accounts. Changes in the rates paid on money market accounts have an immediate impact on the cost of our deposits, while the impact of reducing rates offered on our certificate of deposit products lower the cost of deposits only as higher-costing certificates of deposit reprice lower when they mature. During the prior quarter, the Bank was able to restructure the cost of $350.0 million of its FHLB advances by lowering their cost 72 basis points. During the current quarter, we realized the full benefit of that restructuring. As the Bank further monitors rates offered and the cost of borrowings, we anticipate that the average cost of our interest-bearing liabilities will continue to decrease.
During late February 2020 and through much of March 2020, rates offered on our one- to four-family loan products increased in order to control the volume of loans the Bank could process. During the current quarter, the offered rates on our one- to four-family loans decreased along with local market rates, but our ability to process the loan volumes was maintained. Given current rates offered on new loans and the recent volume of one- to four-family refinances and endorsements of terms to lower current market rates, the yield on the total loan portfolio is likely to continue to decrease. Additionally, with significant cash inflows realized due to securities being called and prepayments on MBS increasing, the yields on reinvested funds into new securities are lower than the portfolio yield.

Considering the drastic changes in market rates and the ongoing economic uncertainty, even with the changes the Bank has made to its cost of funding, with the lower rates on new mortgage loans, refinances, endorsements and new securities also at lower rates, our net interest margin could continue to decrease with further downside risk as a result of high levels of prepayments and premium amortization on correspondent loans, as was experienced during the current quarter.

The Federal Reserve, in response to economic risks resulting from the COVID-19 pandemic, returned to a zero-interest rate policy in March 2020 and indicated an intention to stay with this policy at the July 2020 meeting. This was after most broader market rates decreased significantly in response to evolving news about COVID-19. Deteriorating economic conditions included more than 20 million people becoming unemployed in the United States in one month's time, with more than 45 million in total filing for unemployment benefits, along with immediate reductions in consumer spending on almost all categories of purchases except groceries and staples, and closure or significantly reduced operations of restaurants, bars, airlines, hotels, and entertainment and hospitality venues, among others, and had a devastating impact on the economy. Since that time, many areas of consumer spending rebounded during May and June, generally locally and not related to travel and entertainment. Some economic indices began to show weakness in July. In the Bank's local markets, governments put stay-at-home orders into effect which only allow for essential businesses to remain open. Many of these stay-at-home orders have been lifted or greatly reduced. As previously described, we adjusted our operations in response to the orders and have worked with both our retail and commercial customers to help them manage their debt during this period of economic uncertainty as our regulators or the CARES Act have allowed. Given the current level of the Company's total assets and the economic and interest rate environment, it is unlikely that the total loan portfolio will increase materially during the remainder of fiscal year 2020. We have been responding and expect to continue to respond to local market conditions regarding the loan and deposit rates we offer. There is increasing concern about the longer lasting impact on local business as well as travel and entertainment resulting from the COVID-19 pandemic. This could cause a longer recovery time for all sectors of the economy and could make it challenging for sectors that have had better recoveries to maintain that recovery in the long run.

For the quarter ended June 30, 2020, the Company recognized net income of $19.5 million, or $0.14 per share, compared to net income of $22.9 million, or $0.17 per share, for the quarter ended June 30, 2019. The decrease in net income was due primarily to a decrease in net interest income, partially offset by decreases in non-interest expense and income tax expense. The net interest margin decreased 22 basis points, from 2.29% for the prior year quarter to 2.07% for the current quarter. The decrease in the net interest margin was due mainly to a decrease in the loan portfolio yield, specifically the yield on the correspondent one- to four-family loan portfolio due to an increase in premium amortization as result of an increase in payoff activity.

For the nine months ended June 30, 2020, the Company recognized net income of $46.3 million, or $0.34 per share, a decrease of $25.6 million, or 35.6%, from the nine-month period ended June 30, 2019. The decrease in net income was due primarily to a $21.9 million increase in provision for credit losses and a decrease in net interest income, partially offset by a decrease in income tax expense. Net interest income decreased $12.9 million, or 8.3%, from the prior year period to $143.7 million for the current year period. The net interest margin decreased 15 basis points, from 2.30% for the prior year period to 2.15% for the current period. The leverage strategy was suspended at certain times during the prior year period and during all of the current year period due to the negative interest rate spreads between the related FHLB borrowings and cash held at the FRB of Kansas City, making the transaction unprofitable. When the leverage strategy is in place, it increases our net interest income but reduces the net interest margin due to the amount of earnings from the transaction in comparison to the size of the transaction. Excluding the effects of the leverage strategy, the net interest margin would have decreased 17 basis points, from 2.32% for the prior year period to 2.15% for the current year period. The decrease in the net interest margin, excluding the effects of the leverage strategy, was due mainly to an increase in the cost of retail/business certificates of deposit, as well as a decrease in the loan portfolio yield, specifically the yield on the correspondent one- to four-family loan portfolio.

Total assets were $9.56 billion at June 30, 2020 compared to $9.34 billion at September 30, 2019. The $218.8 million, or 2.3% increase was due mainly to an increase in cash and cash equivalents due to deposit growth. Management elected to keep a higher balance of cash on hand at June 30, 2020 due to the uncertainty surrounding the current economic environment, and in anticipation of paying off certain fixed-rate borrowings scheduled to mature during the fourth quarter of fiscal year 2020, depending on deposit cash flows.

Total loans were $7.39 billion at June 30, 2020 compared to $7.42 billion at September 30, 2019. The $28.7 million, or 0.4% decrease was primarily in the one- to four-family correspondent and bulk loans, partially offset by an increase in commercial real estate and commercial and industrial loans. During the current year period, the Bank originated and refinanced $720.0 million of one- to four-family and consumer loans with a weighted average rate of 3.37% and purchased $382.1 million of one- to four-family loans from correspondent lenders with a weighted average rate of 3.34%. The Bank also originated $136.1 million of commercial loans with a weighted average rate of 3.43% and entered into commercial real estate loan participations of $93.6 million at a weighted average rate of 4.16%. The commercial loan portfolio totaled $812.3 million at June 30, 2020 and was composed of 77% commercial real estate, 12% commercial and industrial, and 11% commercial construction. Total commercial real estate and commercial construction potential exposure, including undisbursed amounts and outstanding commitments totaling $154.5 million, was $867.1 million at June 30, 2020. Total commercial and industrial potential exposure, including undisbursed amounts and outstanding commitments of $22.4 million, was $122.2 million at June 30, 2020.

Total deposits were $6.07 billion at June 30, 2020 compared to $5.58 billion at September 30, 2020. The $487.8 million, or 8.7% increase was primarily in non-maturity deposits which increased $442.3 million, including a $220.8 million increase in checking accounts, a $122.0 million increase in money market accounts, and a $99.4 million increase in savings accounts. The increase was due in part to Economic Impact Payments from the U.S. Government to individuals as authorized by the CARES Act, deposits from PPP loans, commercial deposit growth, and a delay in federal income tax payment due dates from April 15 to July 15. Retail/business certificates of deposit increased $51.9 million due primarily to the President's Day certificate of deposit campaign in February 2020.

Total borrowings at June 30, 2020 were $1.99 billion, a decrease of $250.9 million, or 11.2%, from September 30, 2019. The decrease was due to not renewing a portion of the FHLB advances that matured during the current year period and repaying the FHLB line of credit balance.

Stockholders' equity was $1.30 billion at June 30, 2020 compared to $1.34 billion at September 30, 2019. The $35.8 million decrease was due primarily to the payment of $82.1 million in cash dividends, partially offset by net income of $46.3 million during the current year period. In the long run, management considers a Bank stockholders' equity to total assets ratio of at least 10% an appropriate level of capital. At June 30, 2020, this ratio was 12.2%. The cash dividends paid during the current period totaled $0.595 per share and consisted of a $0.34 per share cash true-up dividend related to fiscal year 2019 earnings, paid in December 2019, per the Company's dividend policy, and three regular quarterly cash dividends totaling $0.255 per share. On July 23, 2020, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $11.7 million, payable on August 21, 2020 to stockholders of record as of the close of business on August 7, 2020.

At times, the Bank has utilized a leverage strategy to increase earnings. The leverage strategy involves borrowing up to $2.10 billion either on the Bank's FHLB line of credit or by entering into short-term FHLB advances, depending on the rates offered by FHLB. The borrowings are repaid at quarter end, or earlier if the strategy is suspended. The proceeds from the borrowings, net of the required FHLB stock holdings, are deposited at the FRB of Kansas City. Net income attributable to the leverage strategy is largely derived from the dividends received on FHLB stock holdings, plus the net interest rate spread between the yield on the cash at the FRB of Kansas City and the rate paid on the related FHLB borrowings, less applicable federal insurance premiums and estimated taxes. The leverage strategy was not in place during the current nine-month period, due to the large negative interest rate spread making the strategy unprofitable. Management continues to monitor the net interest rate spread and overall profitability of the strategy. It is expected that the strategy will be reimplemented if it reaches a position that is profitable.

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

Financial Condition
The following table presents selected balance sheet information as of the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2020	2020	2019	2019	2019
	(Dollars in thousands)
Total assets	$9,558,814	$9,371,193	$9,236,572	$9,340,018	$9,286,275
Cash and cash equivalents	396,219	118,374	70,703	220,370	43,051
AFS securities	1,220,054	1,236,037	1,229,587	1,204,863	769,393
HTM securities	—	—	—	—	483,858
Loans receivable, net	7,388,090	7,476,805	7,429,207	7,416,747	7,507,468
FHLB stock, at cost	102,782	101,575	99,861	98,456	100,109
Deposits	6,069,684	5,774,619	5,585,851	5,581,867	5,580,871
Borrowings	1,989,089	2,115,869	2,189,991	2,239,989	2,239,987
Stockholders' equity	1,300,520	1,287,793	1,306,594	1,336,326	1,327,099
Equity to total assets at end of period	13.6%	13.7%	14.1%	14.3%	14.3%
Total assets were $9.56 billion at June 30, 2020, an increase of $187.6 million, or 2.0%, from March 31, 2020, due to an increase in cash and cash equivalents, partially offset by a decrease in loans receivable. The increase in cash and cash equivalents was due mainly to deposit growth.

Total loans were $7.39 billion at June 30, 2020, a decrease of $88.7 million, or 1.2%, from March 31, 2020. The decrease was mainly in the one- to four-family correspondent loan portfolio, partially offset by an increase in commercial and industrial loans due primarily to the origination of PPP loans. As noted above, we suspended our acceptance of new applications for correspondent one- to four-family loans during the majority of the current quarter. During the current quarter, the Bank originated and refinanced $270.0 million of one- to four-family and consumer loans with a weighted average rate of 3.19% and purchased $129.0 million of one- to four-family loans from correspondent lenders with a weighted average rate of 3.18%. The Bank also originated $68.5 million of commercial loans with a weighted average rate of 2.23%, which included $42.6 million in PPP loans at a rate of 1.00%, and entered into commercial real estate loan participations of $65.2 million at a weighted average rate of 3.95%.

Total deposits were $6.07 billion at June 30, 2020, an increase of $295.1 million, or 5.1%, from March 31, 2020. The increase was primarily in non-maturity deposits, including a $148.5 million increase in checking accounts and a $112.0 million increase in money market accounts. The increase in deposits was due in part to Economic Impact Payments from the U.S. government to individuals as authorized by the CARES Act, deposits from PPP loans, commercial deposit growth, and a delay in federal income tax payment due dates from April 15 to July 15.

Loans Receivable. The following table presents the balance and weighted average rate of our loan portfolio as of the dates indicated. Approximately 68% of the one- to four-family loan portfolio balance at June 30, 2020 was comprised of loans that had a balance of $510 thousand or less at the time of origination.

	June 30, 2020		March 31, 2020		September 30, 2019
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
One- to four-family:
Originated	$3,955,668	3.61%	$3,944,782	3.68%	$3,873,851	3.74%
Correspondent purchased	2,268,031	3.54	2,385,907	3.60	2,349,877	3.64
Bulk purchased	217,652	2.73	228,730	2.88	252,347	2.94
Construction	36,595	3.46	35,798	3.61	36,758	4.00
Total	6,477,946	3.56	6,595,217	3.62	6,512,833	3.68
Commercial:
Commercial real estate	625,106	4.32	584,236	4.45	583,617	4.48
Commercial and industrial	99,735	2.92	62,153	4.62	61,094	5.14
Construction	87,448	3.98	126,266	4.40	123,159	4.81
Total	812,289	4.11	772,655	4.45	767,870	4.58
Consumer loans:
Home equity	107,174	4.68	114,571	5.67	120,587	6.15
Other	10,033	4.46	10,837	4.56	11,183	4.57
Total	117,207	4.66	125,408	5.58	131,770	6.02
Total loans receivable	7,407,442	3.64	7,493,280	3.74	7,412,473	3.81

Less:
ACL	31,215		31,196		9,226
Discounts/unearned loan fees	30,312		29,645		31,058
Premiums/deferred costs	(42,175)		(44,366)		(44,558)
Total loans receivable, net	$7,388,090		$7,476,805		$7,416,747

Loan Activity - The following tables summarize activity in the loan portfolio, along with weighted average rates where applicable, for the periods indicated, excluding changes in ACL, discounts/unearned loan fees, and premiums/deferred costs. Loans that were paid-off as a result of refinances are included in repayments. Loan endorsements are not included in the activity in the following table because a new loan is not generated at the time of the endorsement. The endorsed balance and rate are included in the ending loan portfolio balance and rate. During the current year-to-date period, the Bank endorsed $355.1 million of one- to four-family loans, reducing the average rate on those loans by 81 basis points. Commercial loan renewals are not included in the activity in the following table unless new funds are disbursed at the time of renewal. As noted earlier, during the initial days of the COVID-19 pandemic, correspondent one- to four-family loan application acceptance was suspended by the Bank but existing correspondent applications and commitments continued to progress through the approval and funding process. One- to four-family correspondent new loan application acceptance was resumed in mid-June 2020.

	For the Three Months Ended
	June 30, 2020		March 31, 2020		December 31, 2019		September 30, 2019
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$7,493,280	3.74%	$7,424,834	3.77%	$7,412,473	3.81%	$7,501,741	3.83%
Originated and refinanced:
Fixed	277,904	2.83	172,891	3.44	233,693	3.52	188,753	3.60
Adjustable	60,626	3.75	55,946	4.11	55,126	4.30	59,550	4.37
Purchased and participations:
Fixed	131,739	3.28	125,612	3.46	123,118	3.77	49,161	4.12
Adjustable	62,510	3.76	18,985	2.96	13,801	3.06	12,305	3.55
Change in undisbursed loan funds	(32,202)		24,049		(9,743)		12,293
Repayments	(586,434)		(328,644)		(403,361)		(410,624)
Principal recoveries/(charge-offs), net	19		(314)		(16)		(110)
Other	—		(79)		(257)		(596)
Ending balance	$7,407,442	3.64	$7,493,280	3.74	$7,424,834	3.77	$7,412,473	3.81

	For the Nine Months Ended
	June 30, 2020		June 30, 2019
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$7,412,473	3.81%	$7,507,645	3.74%
Originated and refinanced:
Fixed	684,488	3.22	316,581	4.39
Adjustable	171,698	4.04	260,058	4.87
Purchased and participations:
Fixed	380,469	3.50	136,974	4.83
Adjustable	95,296	3.50	64,000	4.57
Change in undisbursed loan funds	(17,896)		39,927
Repayments	(1,318,439)		(822,533)
Principal (charge-offs)/recoveries, net	(311)		123
Other	(336)		(1,034)
Ending balance	$7,407,442	3.64	$7,501,741	3.83

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

	For the Three Months Ended
	June 30, 2020			June 30, 2019
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family:(1)
<= 15 years	$126,378	2.79%	23.7%	$21,097	3.62%	9.4%
> 15 years	205,047	3.39	38.5	103,515	4.13	46.1
One- to four-family construction	11,005	3.27	2.1	9,362	3.92	4.2
Commercial:
Commercial real estate	19,333	3.71	3.6	2,813	5.42	1.2
Commercial and industrial	46,609	1.23	8.8	5,058	4.98	2.3
Commercial construction	—	—	—	7,061	5.57	3.1
Home equity	774	5.98	0.1	1,317	6.44	0.6
Other	497	6.76	0.1	1,095	5.94	0.5
Total fixed-rate	409,643	2.98	76.9	151,318	4.20	67.4

Adjustable-rate:
One- to four-family:(2)
<= 36 months	1,610	2.74	0.3	333	3.18	0.1
> 36 months	40,099	2.93	7.5	35,922	3.59	16.0
One- to four-family construction	932	3.06	0.2	3,079	3.48	1.4
Commercial:
Commercial real estate	16,035	4.58	3.0	3,347	5.73	1.5
Commercial and industrial	1,504	3.79	0.3	10,896	5.80	4.8
Commercial construction	50,237	4.03	9.4	1,049	6.38	0.5
Home equity	12,390	4.42	2.3	18,020	6.35	8.0
Other	329	3.48	0.1	713	3.74	0.3
Total adjustable-rate	123,136	3.75	23.1	73,359	4.73	32.6

Total originated, refinanced and purchased	$532,779	3.16	100.0%	$224,677	4.37	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$114,039	3.22		$23,547	4.43
Participations - commercial	17,700	3.70		5,900	5.50
Total fixed-rate purchased/participations	131,739	3.28		29,447	4.65

Adjustable-rate:
Correspondent - one- to four-family	15,010	2.87		10,018	3.85
Participations - commercial	47,500	4.04		—	—
Total adjustable-rate purchased/participations	62,510	3.76		10,018	3.85
Total purchased/participation loans	$194,249	3.44		$39,465	4.44

	For the Nine Months Ended
	June 30, 2020			June 30, 2019
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family:(1)
<= 15 years	$279,441	2.88%	21.0%	$58,025	4.00%	7.4%
> 15 years	613,890	3.50	46.1	276,642	4.38	35.6
One- to four-family construction	36,107	3.38	2.7	37,641	4.38	4.8
Commercial:
Commercial real estate	32,605	4.23	2.5	25,642	6.29	3.3
Commercial and industrial	60,648	1.84	4.6	11,416	5.16	1.5
Commercial construction	36,253	4.72	2.7	36,980	4.94	4.8
Home equity	3,261	5.91	0.2	3,700	6.26	0.5
Other	2,752	5.76	0.2	3,509	5.07	0.5
Total fixed-rate	1,064,957	3.32	80.0	453,555	4.53	58.4

Adjustable-rate:
One- to four-family:(2)
<= 36 months	5,279	2.82	0.4	8,020	3.73	1.0
> 36 months	106,407	2.99	8.0	99,069	3.87	12.7
One- to four-family construction	10,929	3.03	0.8	14,791	4.08	1.9
Commercial:
Commercial real estate	42,557	4.62	3.2	96,930	4.83	12.5
Commercial and industrial	5,979	4.75	0.4	24,846	5.61	3.2
Commercial construction	51,724	4.07	3.9	29,699	5.39	3.8
Home equity	42,359	5.16	3.2	48,896	6.35	6.3
Other	1,760	3.94	0.1	1,807	3.38	0.2
Total adjustable-rate	266,994	3.85	20.0	324,058	4.81	41.6

Total originated, refinanced and purchased	$1,331,951	3.42	100.0%	$777,613	4.64	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$334,343	3.39		$87,097	4.45
Participations - commercial	46,126	4.29		49,877	5.49
Total fixed-rate purchased/participations	380,469	3.50		136,974	4.83

Adjustable-rate:
Correspondent - one- to four-family	47,796	2.96		35,350	3.93
Participations - commercial	47,500	4.04		28,650	5.35
Total adjustable-rate purchased/participations	95,296	3.50		64,000	4.57
Total purchased/participation loans	$475,765	3.50		$200,974	4.75

(1)The fixed-rate one- to four-family loans less than or equal to 15 years have an original maturity at origination of less than or equal to 15 years, while fixed-rate one- to four-family loans greater than 15 years have an original maturity at origination of greater than 15 years.
(2)The adjustable-rate one- to four-family loans less than or equal to 36 months have a term to first reset of less than or equal to 36 months at origination and adjustable-rate one- to four-family loans greater than 36 months have a term to first reset of greater than 36 months at origination.

One- to Four-Family Loans - The following table presents, for our portfolio of one- to four-family loans, the amount, percent of total, weighted average credit score, weighted average LTV ratio, and average balance per loan as of the dates presented. Credit scores are updated at least annually, with the latest update in June 2020, from a nationally recognized consumer rating agency. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

	June 30, 2020					September 30, 2019
		% of	Credit		Average		% of	Credit		Average
	Amount	Total	Score	LTV	Balance	Amount	Total	Score	LTV	Balance
	(Dollars in thousands)
Originated	$3,955,668	61.4%	770	62%	$144	$3,873,851	59.8%	768	62%	$140
Correspondent purchased	2,268,031	35.2	765	64	376	2,349,877	36.3	765	65	371
Bulk purchased	217,652	3.4	768	60	301	252,347	3.9	762	61	304
	$6,441,351	100.0%	768	63	188	$6,476,075	100.0%	767	63	186

The following tables present originated, refinanced, and correspondent purchased activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average LTVs and weighted average credit scores for the periods indicated. Included in the "Refinanced by Bank customers" line item are correspondent loans that were refinanced with the Bank. Of the loans originated during the current year-to-date period, $223.9 million were refinanced from other lenders. Of the loans originated and refinanced during the current year-to-date period, 77% had loan values of $510 thousand or less. Of the correspondent loans purchased during the current year-to-date period, 22% had loan values of $510 thousand or less.

	For the Three Months Ended
	June 30, 2020			June 30, 2019
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$173,851	73%	763	$119,600	80%	761
Refinanced by Bank customers	82,171	67	767	20,143	67	748
Correspondent purchased	129,049	70	771	33,565	74	760
	$385,071	71	766	$173,308	77	759

	For the Nine Months Ended
	June 30, 2020			June 30, 2019
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$479,751	74%	765	$329,026	78%	757
Refinanced by Bank customers	190,163	68	763	42,715	67	747
Correspondent purchased	382,139	71	768	122,447	74	762
	$1,052,053	72	766	$494,188	76	757

The following table presents the amount, percent of total, and weighted average rate, by state, of one- to four-family loan originations and correspondent purchases where originations and purchases in the state exceeded five percent of the total amount originated and purchased during the current year period.

	For the Three Months Ended			For the Nine Months Ended
	June 30, 2020			June 30, 2020
State	Amount	% of Total	Rate	Amount	% of Total	Rate
	(Dollars in thousands)
Kansas	$223,073	57.9%	3.12%	$584,621	55.6%	3.25%
Missouri	63,889	16.6	3.13	183,403	17.4	3.29
Texas	45,333	11.8	3.15	148,772	14.1	3.27
Other states	52,776	13.7	3.18	135,257	12.9	3.37
	$385,071	100.0%	3.13	$1,052,053	100.0%	3.27

One- to Four-Family Loan Commitments - The following table summarizes our one- to four-family loan origination and refinance commitments and one- to four-family correspondent loan purchase commitments as of June 30, 2020, along with associated weighted average rates. Loan commitments generally have fixed expiration dates or other termination clauses and may require the payment of a rate lock fee. It is expected that some of the loan commitments will expire unfunded, so the amounts reflected in the table below are not necessarily indicative of our future cash needs.

	Fixed-Rate
	15 years	More than	Adjustable-	Total
	or less	15 years	Rate	Amount	Rate
	(Dollars in thousands)
Originate/refinance	$31,346	$54,513	$10,563	$96,422	3.17%
Correspondent	14,428	34,092	5,683	54,203	3.09
	$45,774	$88,605	$16,246	$150,625	3.14

Rate	2.78%	3.37%	2.91%

Through June 30, 2020, the Bank had processed COVID-19 loan modifications for 896 one- to four-family loans totaling $233.4 million. These modifications are summarized in the table below, along with the weighted average credit score and weighted average LTV as of June 30, 2020. Credit scores are updated at least annually, with the latest update in June 2020, from a nationally recognized consumer rating agency. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

			Credit
	Count	Amount	Score	LTV
	(Dollars in thousands)
Originated	630	$116,254	727	67%
Correspondent purchased	262	115,877	739	68
Bulk purchased	4	1,240	727	71
	896	$233,371	733	68

Commercial Loans - During the current year-to-date period, the Bank originated $136.1 million of commercial loans, of which $42.6 million were PPP loans, entered into commercial real estate loan participations totaling $93.6 million, and processed commercial loan disbursements, excluding lines of credit, of approximately $188.1 million at a weighted average rate of 3.72%.

The following table presents the Bank's commercial real estate and commercial construction loans and loan commitments by type of primary collateral, as of June 30, 2020. Included in the gross loan amounts in the table, which does not include outstanding commitments, are fixed-rate loans totaling $528.9 million at a weighted average rate of 4.16% and adjustable-rate loans totaling $329.9 million at a weighted average rate of 4.43%. The weighted average rate of fixed-rate loans is lower than that of adjustable-rate loans due primarily to the majority of the fixed-rate loans in the portfolio at June 30, 2020 having shorter terms to maturity. Because the commitments to pay out undisbursed funds are not cancellable by the Bank, unless the loan is in default, we anticipate fully funding the related projects.

	Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Principal	Amount	Amount	Commitments	Total	Total
	(Dollars in thousands)
Senior housing	$218,068	$39,234	$257,302	$—	$257,302	29.7%
Hotel	125,597	54,660	180,257	—	180,257	20.8
Retail building	124,206	17,697	141,903	4,183	146,086	16.8
Multi-family	60,301	21,827	82,128	—	82,128	9.5
One- to four-family property	56,634	5,251	61,885	444	62,329	7.2
Office building	53,720	2,580	56,300	2,454	58,754	6.8
Single use building	43,705	4,372	48,077	807	48,884	5.6
Other	30,323	652	30,975	352	31,327	3.6
	$712,554	$146,273	$858,827	$8,240	$867,067	100.0%

Weighted average rate	4.28%	4.23%	4.27%	4.44%	4.27%

The following table summarizes the Bank's commercial real estate and commercial construction loans and loan commitments by state as of June 30, 2020.

	Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Principal	Amount	Amount	Commitments	Total	Total
	(Dollars in thousands)
Kansas	$284,453	$10,651	$295,104	$3,509	$298,613	34.4%
Missouri	218,019	68,416	286,435	548	286,983	33.1
Texas	110,531	60,389	170,920	—	170,920	19.7
Nebraska	33,174	665	33,839	—	33,839	3.9
Kentucky	25,230	329	25,559	—	25,559	3.0
California	5,892	4,300	10,192	—	10,192	1.2
Other	35,255	1,523	36,778	4,183	40,961	4.7
	$712,554	$146,273	$858,827	$8,240	$867,067	100.0%

The following table presents the Bank's commercial and industrial loans and loan commitments by business purpose, as of June 30, 2020. Including in the working capital loan category are $42.6 million of PPP loans.

	Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Principal	Amount	Amount	Commitments	Total	Total
	(Dollars in thousands)
Working capital	$56,777	$15,845	$72,622	$3,415	$76,037	62.2%
Equipment	15,370	336	15,706	106	15,812	13.0
Business investment	11,477	80	11,557	76	11,633	9.5
Purchase/lease autos	10,894	77	10,971	—	10,971	9.0
Other	5,217	2,494	7,711	—	7,711	6.3
	$99,735	$18,832	$118,567	$3,597	$122,164	100.0%

The following table presents the Bank's commercial loan portfolio and outstanding loan commitments, categorized by gross loan amount (unpaid principal plus undisbursed amounts) or outstanding loan commitment amount, as of June 30, 2020.

	Count	Amount
	(Dollars in thousands)
Greater than $30 million	3	$121,677
>$15 to $30 million	13	313,741
>$10 to $15 million	3	35,699
>$5 to $10 million	13	81,454
$1 to $5 million	97	210,962
Less than $1 million	1,947	225,698
	2,076	$989,231

The Bank's commercial lending team is working proactively with our commercial customers as the COVID-19 pandemic continues to present challenging operating conditions. As discussed above, through June 30, 2020, we have modified $392.8 million of commercial loans under our COVID-19 loan modification program. Through June 30, 2020, we have also processed 700 PPP loans for $42.6 million, for which we received approximately $1.8 million in fees. Approximately 60% of PPP loans processed were in the following industries: construction, professional/scientific/technical, health care/social assistance, and retail trade.

The following table presents the gross loan amount, including undisbursed balances, of the Bank's commercial real estate loans by type of primary collateral, and commercial and industrial loans by business purpose, that have been modified, per the Bank's COVID-19 loan modification program, as of June 30, 2020. The COVID-19 loan modifications for commercial loans mainly consist of a six-month interest-only payment period, but a deferral of principal and interest of up to six months was also offered to our borrowers. For the majority of the borrowers with principal and interest deferrals, the payment deferral time period was three months and the maturity date for these loans was extended by three months. The information in the table below is split by type of modification and presented as a percentage of total modifications, as well as by a percentage of the total gross loan amount and undisbursed balances of the related property type or business purpose category. Included in the payment deferral category in the table below are six loans with a combined gross loan amount, including undisbursed balances, of $30.6 million that have requested additional assistance. We are in the process of completing a second modification for these loans for another three-month payment deferral time period.

	Modification Type				% of
	Interest	Payment		% of	Property Type/
	Only	Deferral	Total	Total	Business Purpose
	(Dollars in thousands)
Commercial real estate
Senior housing	$115,082	$57,042	$172,124	43.8%	66.9%
Hotel	76,249	21,679	97,928	24.9	54.3
Retail building	31,174	5,815	36,989	9.4	26.1
Multi-family	7,398	—	7,398	1.9	9.0
One- to four-family property	7,721	335	8,056	2.1	13.0
Office building	16,500	7,012	23,512	6.0	41.8
Single use building	30,472	5,331	35,803	9.1	74.5
Other	2,503	—	2,503	0.6	8.1
	287,099	97,214	384,313	97.8	44.7
Commercial and industrial
Working capital	889	—	889	0.2	1.2
Equipment	4,366	—	4,366	1.1	30.8
Business investment	1,752	—	1,752	0.5	13.4
Purchase/lease autos	666	—	666	0.2	6.1
Other	804	—	804	0.2	31.4
	8,477	—	8,477	2.2	7.1
Total	$295,576	$97,214	$392,790	100.0%	40.2

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

Delinquent and non-performing loans and OREO - The following table presents the Company's 30 to 89 day delinquent loans at the dates indicated. Loans subject to payment forbearance under the Bank's COVID-19 loan modification program are not reported as delinquent during the forbearance time period. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs. Of the loans 30 to 89 days delinquent at June 30, 2020, approximately 59% were 59 days or less delinquent.

	Loans Delinquent for 30 to 89 Days at:
	June 30,		March 31,		December 31,		September 30,		June 30,
	2020		2020		2019		2019		2019
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	57	$5,085	92	$8,360	96	$9,004	90	$7,223	94	$7,749
Correspondent purchased	10	2,919	13	4,531	13	4,117	9	2,721	14	3,727
Bulk purchased	19	4,536	12	2,914	14	3,307	16	3,581	13	2,249
Commercial	9	1,543	7	1,555	7	1,192	8	826	12	1,699
Consumer	21	431	43	628	40	488	42	525	43	630
	116	$14,514	167	$17,988	170	$18,108	165	$14,876	176	$16,054

Loans 30 to 89 days delinquent
to total loans receivable, net		0.20%		0.24%		0.24%		0.20%		0.21%

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

	Non-Performing Loans and OREO at:
	June 30,		March 31,		December 31,		September 30,		June 30,
	2020		2020		2019		2019		2019
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	47	$4,026	53	$4,517	44	$3,552	44	$3,268	58	$5,069
Correspondent purchased	7	2,740	4	1,342	4	1,376	4	1,008	2	871
Bulk purchased	3	1,291	1	630	2	689	6	1,465	7	2,194
Commercial	4	709	4	716	—	—	4	170	—	—
Consumer	23	278	17	326	20	340	25	362	25	437
	84	9,044	79	7,531	70	5,957	83	6,273	92	8,571

Loans 90 or more days delinquent or in foreclosure
as a percentage of total loans		0.12%		0.10%		0.08%		0.08%		0.11%

Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	14	$1,132	13	$811	11	$634	16	$1,183	15	$1,057
Correspondent purchased	—	—	1	189	—	—	—	—	—	—
Bulk purchased	—	—	1	134	1	134	1	65	2	374
Commercial	1	6	2	129	6	363	1	7	1	7
Consumer	1	33	2	43	—	—	2	35	2	4
	16	1,171	19	1,306	18	1,131	20	1,290	20	1,442
Total non-performing loans	100	10,215	98	8,837	88	7,088	103	7,563	112	10,013

Non-performing loans as a percentage of total loans		0.14%		0.12%		0.10%		0.10%		0.13%

OREO:
One- to four-family:
Originated(2)	4	$183	5	$187	8	$414	8	$745	8	$546
Bulk purchased	—	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	1	600	1	600
Consumer	—	—	—	—	1	98	—	—	—	—
	4	183	5	187	9	512	9	1,345	9	1,146
Total non-performing assets	104	$10,398	103	$9,024	97	$7,600	112	$8,908	121	$11,159

Non-performing assets as a percentage of total assets		0.11%		0.10%		0.08%		0.10%		0.12%
(1)Includes loans required to be reported as nonaccrual pursuant to accounting and/or regulatory reporting requirements and/or internal policies, even if the loans are current.
(2)Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

The following table presents the states where the properties securing five percent or more of the total amount of our one- to four-family loans are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at June 30, 2020. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. At June 30, 2020, potential losses, after taking into consideration anticipated private mortgage insurance proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,582,327	55.6%	$3,822	30.5%	$3,895	48.3%	63%
Missouri	1,139,190	17.7	2,617	20.9	529	6.6	56
Texas	740,906	11.5	1,321	10.5	686	8.5	52
Other states	978,928	15.2	4,780	38.1	2,947	36.6	64
	$6,441,351	100.0%	$12,540	100.0%	$8,057	100.0%	62

Classified loans - The following table presents loans classified as special mention or substandard at the dates presented. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs. At the dates presented, there were no loans classified as doubtful, and all loans classified as loss were fully charged-off.

	June 30, 2020		March 31, 2020		June 30, 2019
	Special Mention	Substandard	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family	$12,309	$26,788	$13,678	$26,077	$12,528	$25,657
Commercial	52,054	5,128	52,515	4,538	55,021	5,999
Consumer	320	564	479	659	172	696
	$64,683	$32,480	$66,672	$31,274	$67,721	$32,352

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

Management considered several factors when evaluating the adequacy of the ACL at June 30, 2020, such as: economic conditions including the impact of unemployment benefits created through the CARES Act, our commercial lending team's ongoing evaluation of commercial loans, the Bank's COVID-19 loan modification programs, and certain loan credit quality indicators.

There was significant deterioration of economic conditions at March 31, 2020 due to the COVID-19 pandemic which carried into the June 30, 2020 quarter. Many of the stay-at-home orders issued in March and April have been lifted or significantly reduced which resulted in some people returning to work, while not necessarily at the same level as prior to March 2020, and it benefited consumer spending, which rebounded during May and June, generally locally and not related to travel and entertainment. Unemployment benefit claims continue to be at historical levels, but the level at which individuals are filing initial unemployment benefit claims has decreased significantly from the late March/early April timeframe and is starting to level-off. Individuals that are unemployed have benefited from the Federal Pandemic Unemployment Compensation Program ("FPUC") which the CARES Act created. FPUC provides an additional $600 per week to individuals collecting regular unemployment compensation. The FPUC is scheduled to expire in late July 2020 which could result in financial strain for some households. There were other unemployment compensation benefits created under the CARES Act which have benefited individuals that have exhausted their regular unemployment insurance benefits and that are generally not eligible for regular unemployment compensation, like self-employed individuals.

In late March 2020, the commercial lending team closely analyzed the Bank's largest commercial relationships. Approximately 85% of all commercial loans have been evaluated through June 30, 2020. The commercial lending team primarily focused on the lending relationships considered most at risk of short-term operational cash flow issues and/or collateral concerns, which totaled $183.4 million at June, 30, 2020, and were primarily in the following categories: senior housing facilities, hotels, retail buildings, office buildings and single use buildings. These loan categories were among the categories with the highest usage of the Bank's COVID-19 loan modification program. The weighted average LTV ratios based on the unpaid principal balance of senior housing, retail building, hotel, office building, and single use building loans were 68%, 69%, 57%, 77%, and 69%, respectively, at June 30, 2020. We also considered the largest credits in these loan categories. The evaluation of most of our commercial and industrial loans concluded that many of these loans are to businesses that are deemed essential, which we believe reduces the risk of loss on these loans at this time. Management was not aware of any construction delays or other issues that would significantly delay or impact funding of commercial construction loans at June 30, 2020.

In late March 2020, the Bank began offering COVID-19 loan modifications for one- to four-family loans and consumer loans consistent with the CARES Act or interagency guidance from the federal banking agencies. This provides for a three-month payment deferral of principal, interest and, in some cases, escrow payments. Through June 30, 2020, the Bank processed COVID-19 loan modifications for $233.4 million of one- to four-family loans, or 4% of the one- to four-family loan portfolio. As of the end of June 2020, some borrowers asked for and received a second deferral of an additional three months of payments and we are anticipating there will be more requests. While the intent of the CARES Act was to keep customers current on their payments and therefore in their homes during the worst of the economic downturn, it may be masking our actual credit exposure on these loans. Because of this, it is possible that when the deferral time periods end, the Bank's credit quality indicators may worsen, which may increase the need for additional provisions for credit losses and decrease earnings.

Through June 30, 2020, the Bank processed COVID-19 loan modifications of $392.8 million for commercial loans, or 40% of the commercial loan portfolio, including undisbursed amounts. The COVID-19 loan modifications for commercial loans mainly consist of a six-month interest-only payment periods, but a deferral of principal and interest of up to six months was also offered to our borrowers. Some of the borrowers who requested and received a three-month deferral of principal and interest have requested an additional three-month deferral. We are in the process of completing those second payment deferral requests. We believe the Bank's COVID-19 loan modification program has been very beneficial to the majority of our borrowers; however, as is the case with one- to four-family loans, the modifications may be masking our actual credit exposure which could result in worsening credit quality indicators once the payment relief time period ends.

There was no deterioration in credit quality indicators, such as loan delinquencies, asset classification and credit scores, during the current quarter; however, as noted above, the COVID-19 loan modifications may be masking our actual credit exposure which could result in worsening credit quality indicators once the payment relief time period ends. Loans 30 to 89 days delinquent were 0.20% of total loans at June 30, 2020 and 0.24% of total loans at March 31, 2020. Loans 90 days or more delinquent or in foreclosure were 0.12% of total loans at June 30, 2020 and 0.10% of total loans at March 31, 2020. Loans classified as special mention decreased $2.0 million during the current quarter to $64.7 million at June 30, 2020. Loans classified as substandard increased $1.2 million during the current quarter to $32.5 million at June 30, 2020. The weighted average credit score for our one- to four-family loan portfolio was 766 at March 31, 2020 and increased to 768 at June 30, 2020. We completed a credit score update from a nationally recognized consumer rating agency during the current quarter.

Management believes the ACL at June 30, 2020 was adequate to absorb inherent losses in the loan portfolio at that point in time based on the known facts and circumstances of the economic environment at June 30, 2020. Management will continue to closely monitor economic conditions and will work with borrowers as necessary to assist them through this challenging economic climate. If economic conditions worsen or do not improve in the near term, and if future government programs, if any, do not provide adequate relief to borrowers, it is possible the Bank's ACL will need to increase in future periods, which would have an adverse affect on net income.

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

The distribution of our ACL at the dates indicated is summarized below.

	At
	June 30, 2020				September 30, 2019
		% of ACL		% of		% of ACL		% of
	Amount	to Total	Total	Loans to	Amount	to Total	Total	Loans to
	of ACL	ACL	Loans	Total Loans	of ACL	ACL	Loans	Total Loans
	(Dollars in thousands)
One- to four-family:
Originated	$6,298	20.2%	$3,955,668	53.4%	$1,982	21.6%	$3,873,851	52.2%
Correspondent purchased	3,189	10.2	2,268,031	30.6	1,203	13.0	2,349,877	31.7
Bulk purchased	506	1.6	217,652	3.0	687	7.4	252,347	3.4
Construction	48	0.2	36,595	0.5	18	0.2	36,758	0.5
Total	10,041	32.2	6,477,946	87.5	3,890	42.2	6,512,833	87.8
Commercial:
Commercial real estate	16,353	52.4	625,106	8.4	3,448	37.4	583,617	7.9
Commercial and industrial	1,465	4.7	99,735	1.4	472	5.1	61,094	0.8
Construction	2,886	9.2	87,448	1.2	1,251	13.5	123,159	1.7
Total	20,704	66.3	812,289	11.0	5,171	56.0	767,870	10.4
Consumer loans:
Home equity	377	1.2	107,174	1.4	97	1.1	120,587	1.6
Other consumer	93	0.3	10,033	0.1	68	0.7	11,183	0.2
Total consumer loans	470	1.5	117,207	1.5	165	1.8	131,770	1.8
	$31,215	100.0%	$7,407,442	100.0%	$9,226	100.0%	$7,412,473	100.0%

The ratio of ACL to loans receivable, by loan type, at the dates indicated is summarized below. The reduction in the commercial and industrial ACL to loans ratio at June 30, 2020 compared to March 31, 2020 was due primarily to the origination of PPP loans. PPP loans are 100% guaranteed by the SBA so the Bank did not record ACL on those loans at June 30, 2020.

	At
	June 30,	March 31,	December 31,	September 30,	June 30,
	2020	2020	2019	2019	2019
One- to four-family:
Originated	0.16%	0.16%	0.05%	0.05%	0.05%
Correspondent purchased	0.14	0.14	0.05	0.05	0.05
Bulk purchased	0.23	0.24	0.26	0.27	0.28
Construction	0.13	0.13	0.05	0.05	0.05
Total	0.16	0.16	0.06	0.06	0.06
Commercial:
Commercial real estate	2.62	2.51	0.62	0.59	0.55
Commercial and industrial	1.47	2.40	1.25	0.77	0.38
Construction	3.30	3.30	1.02	1.02	1.00
Total	2.55	2.63	0.72	0.67	0.61
Consumer	0.40	0.39	0.12	0.13	0.11
Total	0.42	0.42	0.13	0.12	0.12

The following tables present ACL activity and related ratios at the dates and for the periods indicated. See "Note 4 - Loans Receivable and Allowance for Credit Losses" for additional information related to ACL activity by specific loan categories.

	For the Three Months Ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
	(Dollars in thousands)
ACL beginning balance	$31,196	$9,435	$9,226	$9,036	$8,619
Charge-offs	(5)	(375)	(48)	(133)	(61)
Recoveries	24	61	32	23	28
Provision for credit losses	—	22,075	225	300	450
ACL ending balance	$31,215	$31,196	$9,435	$9,226	$9,036

ACL to loans receivable at end of period	0.42%	0.42%	0.13%	0.12%	0.12%
ACL to non-performing loans at end of period	305.58	353.02	133.11	121.99	90.24
Ratio of net charge-offs (recoveries) during the
period to average loans outstanding	—	—	—	—	—
Ratio of net charge-offs (recoveries) during the
period to average non-performing assets	(0.20)	3.78	0.19	1.09	0.26
ACL to net charge-offs (annualized)	N/M(1)	24.9x	144.5x	21.1x	68.1x

	For the Nine Months Ended
	June 30, 2020	June 30, 2019
	(Dollars in thousands)
ACL beginning balance	$9,226	$8,463
Charge-offs	(428)	(129)
Recoveries	117	252
Provision for credit losses	22,300	450
ACL ending balance	$31,215	$9,036

Ratio of net charge-offs during the period to
average loans outstanding during the period	—%	—%
Ratio of net charge-offs during the period to
average non-performing assets during the period	3.22	(1.02)
ACL to net charge-offs (annualized)	75.3x	N/M(1)
(1)This ratio is not presented for the time periods noted due to loan recoveries exceeding loan charge-offs during these periods.

Securities. The following table presents the distribution of our securities portfolio, at amortized cost, at the dates indicated. Overall, fixed-rate securities comprised 80% of our securities portfolio at June 30, 2020. The weighted average life ("WAL") is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	June 30, 2020			March 31, 2020			September 30, 2019
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Fixed-rate securities:
MBS	$714,730	2.22%	3.2	$690,220	2.33%	3.1	$625,840	2.46%	2.9
GSE debentures	225,020	1.20	0.8	250,080	1.88	0.3	249,828	2.15	0.7
Municipal bonds	11,857	1.68	0.7	11,887	1.66	0.9	18,371	1.63	1.0
Total fixed-rate securities	951,607	1.97	2.6	952,187	2.20	2.3	894,039	2.35	2.3

Adjustable-rate securities:
MBS	234,618	2.73	3.9	257,329	2.97	4.9	297,416	3.10	4.7
Total securities portfolio	$1,186,225	2.12	2.8	$1,209,516	2.36	2.9	$1,191,455	2.54	2.9

The following table presents the carrying value of MBS in our portfolio by issuer at the dates presented.

	June 30, 2020	March 31, 2020	September 30, 2019
	(Dollars in thousands)
Federal National Mortgage Association ("FNMA")	$736,930	$735,385	$656,799
Federal Home Loan Mortgage Corporation ("FHLMC")	192,670	179,987	208,745
Government National Mortgage Association	52,987	57,946	70,943
	$982,587	$973,318	$936,487

Mortgage-Backed Securities - The balance of MBS, which primarily consists of securities of U.S. GSEs, increased $46.1 million, from $936.5 million at September 30, 2019, to $982.6 million at June 30, 2020. The following tables summarize the activity in our portfolio of MBS for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented. The beginning and ending WAL are the estimated remaining principal repayment term (in years) after three-month historical prepayment speeds have been applied.

	For the Three Months Ended
	June 30, 2020			March 31, 2020			December 31, 2019			September 30, 2019
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$973,318	2.50%	3.6	$937,317	2.61%	3.3	$936,487	2.67%	3.5	$979,256	2.68%	3.4
Maturities and repayments	(75,293)			(65,767)			(72,635)			(70,865)
Net amortization of (premiums)/discounts	(363)			(279)			(248)			(270)
Purchases:
Fixed	77,455	1.29	5.0	88,863	1.80	4.5	74,359	2.05	3.8	25,214	1.93	3.2
Valuation transferred from HTM to AFS	—			—			—			3,039
Change in valuation on AFS securities	7,470			13,184			(646)			113
Ending balance - carrying value	$982,587	2.35	3.3	$973,318	2.50	3.6	$937,317	2.61	3.3	$936,487	2.67	3.5

	For the Nine Months Ended
	June 30, 2020			June 30, 2019
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$936,487	2.67%	3.5	$1,036,990	2.57%	3.4
Maturities and repayments	(213,695)			(204,251)
Net amortization of (premiums)/discounts	(890)			(1,034)
Purchases:
Fixed	240,677	1.71	4.4	52,541	2.82	4.5
Adjustable	—	—	—	84,138	2.74	4.4
Change in valuation on AFS securities	20,008			10,872
Ending balance - carrying value	$982,587	2.35	3.3	$979,256	2.68	3.4

Investment Securities - Investment securities, which consist of U.S. GSE debentures (primarily issued by FNMA, FHLMC, or Federal Home Loan Banks) and municipal investments, decreased $30.9 million, from $268.4 million at September 30, 2019, to $237.5 million at June 30, 2020. Municipal investments totaled $11.9 million at June 30, 2020. The following tables summarize the activity of investment securities for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented. The beginning and ending WALs represent the estimated remaining principal repayment terms (in years) of the securities after projected call dates have been considered, based upon market rates at each date presented.

	For the Three Months Ended
	June 30, 2020			March 31, 2020			December 31, 2019			September 30, 2019
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$262,719	1.87%	0.3	$292,270	2.00%	0.8	$268,376	2.11%	0.8	$273,995	2.30%	1.0
Maturities, calls and sales	(125,000)			(80,125)			(51,175)			(80,690)
Net amortization of (premiums)/discounts	(80)			(49)			20			(13)
Purchases:
Fixed	99,990	0.58	1.2	50,097	1.42	0.4	75,000	1.90	1.7	75,000	2.02	1.1
Valuation transferred from HTM to AFS	—			—			—			47
Change in valuation on AFS securities	(162)			526			49			37
Ending balance - carrying value	$237,467	1.23	0.8	$262,719	1.87	0.3	$292,270	2.00	0.8	$268,376	2.11	0.8

	For the Nine Months Ended
	June 30, 2020			June 30, 2019
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$268,376	2.11%	0.8	$289,942	2.05%	2.2
Maturities, calls and sales	(256,300)			(169,081)
Net amortization of (premiums)/discounts	(109)			75
Purchases:
Fixed	225,087	1.20	1.2	149,809	2.65	0.8
Change in valuation on AFS securities	413			3,250
Ending balance - carrying value	$237,467	1.23	0.8	$273,995	2.30	1.0

Liabilities

Deposits - The following table presents the amount, weighted average rate and percent of total for the components of our deposit portfolio at the dates presented.

	June 30, 2020			March 31, 2020			September 30, 2019
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Non-interest-bearing checking	$457,917	—%	7.5%	$385,092	—%	6.7%	$357,284	—%	6.4%
Interest-bearing checking	837,304	0.10	13.8	761,589	0.10	13.2	717,121	0.09	12.8
Savings	420,924	0.07	6.9	377,212	0.08	6.5	321,494	0.05	5.8
Money market	1,320,379	0.39	21.8	1,208,370	0.62	20.9	1,198,343	0.70	21.5
Retail/business certificates of deposit	2,744,661	1.97	45.2	2,765,142	2.11	47.9	2,692,770	2.08	48.2
Public unit certificates of deposit	288,499	1.09	4.8	277,214	1.87	4.8	294,855	2.29	5.3
	$6,069,684	1.05	100.0%	$5,774,619	1.25	100.0%	$5,581,867	1.29	100.0%

The following tables set forth scheduled maturity information for our certificates of deposit, including public unit certificates of deposit, along with associated weighted average rates, as of June 30, 2020.

	Amount Due
		More than	More than
	1 year	1 year to	2 years to 3	More than	Total
Rate range	or less	2 years	years	3 years	Amount	Rate
	(Dollars in thousands)
0.00 – 0.99%	$251,416	$9,922	$6	$—	$261,344	0.48%
1.00 – 1.99%	771,935	393,807	158,766	140,747	1,465,255	1.69
2.00 – 2.99%	438,482	265,597	403,035	199,198	1,306,312	2.38
3.00 – 3.99%	—	—	249	—	249	3.00
	$1,461,833	$669,326	$562,056	$339,945	$3,033,160	1.88

Percent of total	48.2%	22.1%	18.5%	11.2%
Weighted average rate	1.65	1.99	2.22	2.12
Weighted average maturity (in years)	0.5	1.5	2.4	3.7	1.4
Weighted average maturity for the retail/business certificate of deposit portfolio (in years)					1.5

	Amount Due
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)
Retail/business certificates of deposit less than $100,000	$151,227	$172,090	$339,004	$880,269	$1,542,590
Retail/business certificates of deposit of $100,000 or more	139,809	128,777	276,447	657,038	1,202,071
Public unit certificates of deposit of $100,000 or more	134,727	58,261	61,491	34,020	288,499
	$425,763	$359,128	$676,942	$1,571,327	$3,033,160

Borrowings - The following tables present borrowing activity for the periods shown. The borrowings presented in the table have original contractual terms of one year or longer or are tied to interest rate swaps with original contractual terms of one year or longer. Excluded from this table is a $3.0 million FHLB advance that had an original contractual term of less than one year. FHLB advances are presented at par. The effective rate is shown as a weighted average and includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The weighted average maturity ("WAM") is the remaining weighted average contractual term in years. The beginning and ending WAMs represent the remaining maturity at each date presented. For new borrowings, the WAMs presented are as of the date of issue.

	For the Three Months Ended
	June 30, 2020			March 31, 2020			December 31, 2019			September 30, 2019
		Effective			Effective			Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,090,000	2.25%	3.0	$2,090,000	2.37%	2.6	$2,140,000	2.38%	2.6	$2,140,000	2.35%	2.6
Maturities and prepayments:
FHLB advances	(200,000)	2.35		(415,000)	2.45		(350,000)	2.40		(375,000)	2.38
New FHLB borrowings:
Fixed-rate	—	—	—	350,000	1.70	4.7	100,000	1.96	5.0	100,000	2.14	4.0
Interest rate swaps(1)	100,000	3.20	8.0	65,000	2.61	4.0	200,000	2.57	2.5	275,000	2.70	4.5
Ending balance	$1,990,000	2.29	2.9	$2,090,000	2.25	3.0	$2,090,000	2.37	2.6	$2,140,000	2.38	2.6

	For the Nine Months Ended
	June 30, 2020			June 30, 2019
		Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,140,000	2.38%	2.6	$2,185,052	2.17%	2.9
Maturities and prepayments:
FHLB advances	(965,000)	2.41		(500,000)	1.88
CCB acquisition - junior subordinated debentures assumed (redeemed)	—	—	—	(10,052)	8.76	12.3
New FHLB borrowings:
Fixed-rate	450,000	1.76	4.8	100,000	3.39	5.0
Interest rate swaps(1)	365,000	2.75	4.3	365,000	2.66	5.3
Ending balance	$1,990,000	2.29	2.9	$2,140,000	2.35	2.6

(1)Represents adjustable-rate FHLB advances for which the Bank has entered into interest rate swaps to hedge the variability in cash flows associated with the advances. The effective rate and WAM presented include the effect of the interest rate swaps.

Maturities - The following table presents the maturity of term borrowings (which includes FHLB advances, at par, and repurchase agreements), along with associated weighted average contractual and effective rates as of June 30, 2020.

	Term Borrowings Amount
Maturity by		Interest rate	Total	Contractual	Effective
Fiscal Year	Fixed-rate	swaps(1)	Amount	Rate	Rate(2)
	(Dollars in thousands)
2020	$200,000	$340,000	$540,000	1.32%	2.50%
2021	203,000	300,000	503,000	1.28	2.45
2022	200,000	—	200,000	2.23	2.23
2023	300,000	—	300,000	1.70	1.81
2024	100,000	—	100,000	3.39	3.39
2025	250,000	—	250,000	1.82	1.94
2026	100,000	—	100,000	1.28	1.60
	$1,353,000	$640,000	$1,993,000	1.62	2.29

(1)Represents adjustable-rate FHLB advances for which the Bank has entered into interest rate swaps with a notional amount of $640.0 million to hedge the variability in cash flows associated with the advances. These advances are presented based on their contractual maturity dates and will be renewed periodically until the maturity or termination of the interest rate swaps. The expected WAL of the interest rate swaps was 3.7 years at June 30, 2020.
(2)The effective rate includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid.

As of June 30, 2020 and throughout the current quarter, the Bank did not have a balance outstanding on its FHLB line of credit. The average outstanding balance of FHLB line of credit borrowings during the current year period was $61.3 million at an average rate of 1.85%. During the prior quarter, the Bank began utilizing its FRB of Kansas City line of credit rather than the FHLB line of credit, as the rate at the FRB of Kansas City was lower. At June 30, 2020, the Bank did not have an outstanding balance on its FRB of Kansas City line of credit. The average outstanding balance of the FRB of Kansas City line of credit borrowing during the current quarter was $396 thousand at an average rate of 0.45%, and during the current year period was $2.0 million at an average rate of 0.25%.

The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail/business and public unit amounts, and term borrowings for the next four quarters as of June 30, 2020.

	Retail/ Business		Public Unit		Term
Maturity by	Certificate	Repricing	Certificate	Repricing	Borrowings	Repricing		Repricing
Quarter End	Amount	Rate	Amount	Rate	Amount	Rate	Total	Rate
	(Dollars in thousands)
September 30, 2020	$291,036	1.95%	$134,727	0.90%	$540,000	2.50%	$965,763	2.11%
December 31, 2020	300,867	1.83	58,261	0.98	253,000	2.44	612,128	2.00
March 31, 2021	275,383	1.94	30,810	1.48	150,000	1.97	456,193	1.92
June 30, 2021	340,068	1.53	30,681	0.67	100,000	3.20	470,749	1.83
	$1,207,354	1.80	$254,479	0.96	$1,043,000	2.48	$2,504,833	2.00

Stockholders' Equity. Stockholders' equity was $1.30 billion at June 30, 2020 compared to $1.34 billion at September 30, 2019. The $35.8 million decrease was due primarily to the payment of $82.1 million in cash dividends, partially offset by net income of $46.3 million during the nine months ended June 30, 2020. In the long run, management considers a Bank stockholders' equity to total assets ratio of at least 10% an appropriate level of capital. At June 30, 2020, this ratio was 12.2%. The cash dividends paid during the current year-to-date period totaled $0.595 per share and consisted of a $0.34 per share cash true-up dividend related to fiscal year 2019 earnings, paid in December 2019, per the Company's dividend policy, and three regular quarterly cash dividends totaling $0.255 per share. On July 23, 2020, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $11.7 million, payable on August 21, 2020 to stockholders of record as of the close of business on August 7, 2020.

At June 30, 2020, Capitol Federal Financial, Inc., at the holding company level, had $89.0 million on deposit at the Bank. For fiscal year 2020, it is currently the intent of the Board of Directors to continue the payout of 100% of the Company's earnings to the Company's stockholders. Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company.
The Company works to find multiple ways to provide stockholder value. This has primarily been through the payment of cash dividends and historically the Company has also utilized stock buybacks. The Company has maintained a policy of paying out 100% of its earnings to stockholders in the form of quarterly cash dividends and an annual cash true-up dividend in December of each year. In order to provide additional stockholder value, the Company has paid a True Blue Capitol cash dividend of $0.25 per share in June of each of the past six years. The Company has paid the True Blue Capitol dividend primarily due to excess capital levels at the Company and Bank. The Company considers various business strategies and their impact on capital and asset measures on both a current and future basis, as well as regulatory capital levels and requirements, in determining the amount, if any, and timing of the True Blue dividend. Given the state of economic uncertainty and how that may play out with the credit risk exposure in the Bank's loan portfolio, the Company elected to defer the annual True Blue dividend in June 2020 and did not ask for a regulatory non-objection to move capital from the Bank to the Company to pay that dividend. It is management's intent to ask for a regulatory non-objection at some point in the future and to pay this dividend when economic conditions are more certain. It remains the Company's intent to pay out 100% of its earnings.

The following table presents regular quarterly cash dividends and special cash dividends paid in calendar years 2020, 2019, and 2018. The amounts represent cash dividends paid during each period. For the quarter ending September 30, 2020, the amount presented represents the dividend payable on August 21, 2020 to stockholders of record as of the close of business on August 7, 2020.

	Calendar Year
	2020		2019		2018
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$11,733	$0.085	$11,700	$0.085	$11,427	$0.085
Quarter ended June 30	11,734	0.085	11,708	0.085	11,429	0.085
Quarter ended September 30	11,734	0.085	11,713	0.085	11,430	0.085
Quarter ended December 31			11,731	0.085	11,696	0.085
True-up dividends paid			46,932	0.340	53,666	0.390
True Blue dividends paid			34,446	0.250	33,614	0.250
Calendar year-to-date dividends paid	$35,201	$0.255	$128,230	$0.930	$133,262	$0.980

The Company has authorized the repurchase of up to $70.0 million of its common stock under its stock repurchase plan. Shares may be repurchased from time to time based upon market conditions, available liquidity, regulatory requirements and considerations, and other factors. There is no expiration for this repurchase plan and no shares have been repurchased under this repurchase plan.

Operating Results
The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2020	2020	2019	2019	2019
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$66,652	$69,613	$69,914	$70,366	$71,434
MBS	5,616	5,866	6,102	6,293	6,613
FHLB stock	1,207	1,714	1,826	2,156	1,865
Investment securities	847	1,382	1,507	1,585	1,835
Cash and cash equivalents	59	380	687	2,885	464
Total interest and dividend income	74,381	78,955	80,036	83,285	82,211

Interest expense:
Deposits	16,533	17,804	17,962	17,471	16,909
Borrowings	11,561	12,483	13,377	16,003	13,621
Total interest expense	28,094	30,287	31,339	33,474	30,530

Net interest income	46,287	48,668	48,697	49,811	51,681

Provision for credit losses	—	22,075	225	300	450

Net interest income
(after provision for credit losses)	46,287	26,593	48,472	49,511	51,231

Non-interest income	4,439	4,671	5,504	5,859	5,674
Non-interest expense	26,164	26,164	26,500	26,330	27,691
Income tax expense	5,088	824	4,965	6,631	6,317
Net income	$19,474	$4,276	$22,511	$22,409	$22,897

Efficiency ratio	51.58%	49.05%	48.89%	47.30%	48.28%

Basic EPS	$0.14	$0.03	$0.16	$0.16	$0.17
Diluted EPS	0.14	0.03	0.16	0.16	0.17

Comparison of Operating Results for the Nine Months Ended June 30, 2020 and 2019

The Company recognized net income of $46.3 million, or $0.34 per share, for the nine-month period ended June 30, 2020 compared to net income of $71.8 million, or $0.52 per share, for the nine-month period ended June 30, 2019. The decrease in net income was due primarily to a $21.9 million increase in provision for credit losses and a decrease in net interest income, partially offset by a decrease in income tax expense.

Net interest income decreased $12.9 million, or 8.3%, from the prior year period to $143.7 million for the current year period. The net interest margin decreased 15 basis points, from 2.30% for the prior year period to 2.15% for the current year period. The leverage strategy was suspended at certain times during the prior year period and during all of the current year period due to the negative interest rate spreads between the related FHLB borrowings and cash held at the FRB of Kansas City, making the transaction unprofitable. See additional discussion regarding the leverage strategy in the "Executive Summary" above. When the leverage strategy is in place, it increases our net interest income but reduces the net interest margin due to the amount of earnings from the transaction in comparison to the size of the transaction. Excluding the effects of the leverage strategy, the net interest margin would have decreased 17 basis points, from 2.32% for the prior year period to 2.15% for the current year period. The decrease in the net interest margin, excluding the effects of the leverage strategy, was due mainly to an increase in the cost of retail/business certificates of deposit, as well as a decrease in the loan portfolio yield, specifically the yield on the correspondent one- to four-family loan portfolio.

Interest and Dividend Income
The weighted average yield on total interest-earning assets decreased 13 basis points, from 3.61% for the prior year period to 3.48% for the current year period, and the average balance of interest-earning assets decreased $165.9 million. Absent the impact of the leverage strategy, the weighted average yield on total interest-earning assets would have decreased 14 basis points, from 3.62% for the prior year period to 3.48% for the current year period, and the average balance of interest-earning assets would have decreased $89.0 million. The decrease in the weighted average yield between periods was due primarily to a decrease in the loan portfolio yield. The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2020	2019	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$206,179	$213,863	$(7,684)	(3.6)%
MBS	17,584	19,437	(1,853)	(9.5)
FHLB stock	4,747	5,667	(920)	(16.2)
Investment securities	3,736	4,781	(1,045)	(21.9)
Cash and cash equivalents	1,126	2,921	(1,795)	(61.5)
Total interest and dividend income	$233,372	$246,669	$(13,297)	(5.4)

The decrease in interest income on loans receivable was due mainly to a decrease in yield resulting from a $4.3 million increase in the amortization of premiums on correspondent loans related to increases in payoff and endorsement activity. This was partially offset by a shift in the mix of the loan portfolio, as the average balance of lower-yielding one- to four-family loans decreased $155.4 million, or 2.3%, partially offset by a $91.2 million, or 13.3%, increase in the average balance of higher-yielding commercial loans. The weighted average yield on the loans receivable portfolio decreased 11 basis points, from 3.78% for the prior year period to 3.67% for the current year period.

The decrease in interest income on the MBS portfolio was due primarily to a $60.4 million, or 6.1%, decrease in the average balance of the portfolio due to not reinvesting all the cash flows from the portfolio, along with a 10 basis point decrease in the weighted average yield to 2.52% in the current year period. The decrease in dividend income on FHLB stock was due mainly to a decrease in the dividend rate paid by FHLB. The decrease in interest income on cash and cash equivalents was due primarily to the leverage strategy being in place for a portion of the prior year period and not being in place during the current period, along with a decrease in the yield earned on cash held at the FRB of Kansas City. See additional discussion regarding the leverage strategy in the "Executive Summary" above. The decrease in interest income on investment securities was due mainly to calls and maturities either being replaced at lower market rates or not being replaced.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities increased one basis point, from 1.51% for the prior year period to 1.52% for the current year period, while the average balance of interest-bearing liabilities decreased $85.5 million. Absent the impact of the leverage strategy, the weighted average rate paid on total interest-bearing liabilities would have increased two basis points, from 1.50% for the prior year period to 1.52% for the current year period, while the average balance of interest-bearing liabilities would have decreased $8.6 million. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2020	2019	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$52,299	$48,730	$3,569	7.3%
Borrowings	37,421	41,360	(3,939)	(9.5)
Total interest expense	$89,720	$90,090	$(370)	(0.4)

The increase in interest expense on deposits was due to an increase in the cost of the retail/business certificate of deposit portfolio. The weighted average rate of the retail/business certificate of deposit portfolio increased 20 basis points, to 2.08% for the current year period, and the average balance increased $194.7 million, or approximately 8%. Late in the third quarter of fiscal year 2019, the Bank increased offered rates on short-term and certain intermediate-term certificates of deposit in an effort to encourage customers to move funds to those terms. During the fourth quarter of fiscal year 2019, the Bank held the unTraditional campaign, resulting in growth in the short-term and certain intermediate-term certificates of deposit.

The borrowings line item in the table above includes interest expense associated and not associated with the leverage strategy. Interest expense on borrowings not related to the leverage strategy decreased $2.6 million from the prior year period due primarily to a decrease in the average balance of such borrowings, as certain maturing FHLB advances were not renewed and the Bank paid down its FHLB line of credit. Interest expense on FHLB borrowings associated with the leverage strategy decreased $1.4 million from the prior year period due to the leverage strategy being in place for a portion of the prior year period and not being in place at all during the current year period.

Provision for Credit Losses
The Bank recorded a provision for credit losses during the current period of $22.3 million, compared to $450 thousand during the prior year period. The $22.3 million provision for credit losses in the current period was primarily related to the deterioration of economic conditions as a result of the COVID-19 pandemic. See additional discussion regarding management's evaluation of the adequacy of the Bank's ACL at June 30, 2020 in the "Financial Condition - Asset Quality - Allowance for credit losses and Provision for credit losses" section above.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2020	2019	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$8,384	$9,581	$(1,197)	(12.5)%
Insurance commissions	1,762	2,072	(310)	(15.0)
Other non-interest income	4,468	4,446	22	0.5
Total non-interest income	$14,614	$16,099	$(1,485)	(9.2)

The decrease in deposit service fees was due mainly to the discontinuation of point-of-sale service charges, which the Bank ceased charging in April 2019, along with a decrease in service charge income due primarily to a decrease in consumer activity as a result of the COVID-19 pandemic. The decrease in insurance commissions was due primarily to a decrease in the amount of annual contingent insurance commissions.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2020	2019	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$39,765	$39,205	$560	1.4%
Information technology and related expense	12,694	13,535	(841)	(6.2)
Occupancy, net	10,212	9,768	444	4.5
Regulatory and outside services	4,188	4,247	(59)	(1.4)
Advertising and promotional	3,773	3,597	176	4.9
Deposit and loan transaction costs	2,086	1,882	204	10.8
Office supplies and related expense	1,586	1,884	(298)	(15.8)
Federal insurance premium	287	1,787	(1,500)	(83.9)
Other non-interest expense	4,237	4,709	(472)	(10.0)
Total non-interest expense	$78,828	$80,614	$(1,786)	(2.2)

The decrease in information technology and related expense was due mainly to the prior year period including costs related to the integration of CCB operations. The decrease in the federal insurance premium was due mainly to the Bank using an assessment credit from the Federal Deposit Insurance Corporation ("FDIC") during the majority of the current period. The decrease in other non-interest expense was due primarily to a decrease in debit card fraud losses, as well as a decrease in amortization of deposit intangibles.

The Company's efficiency ratio was 49.81% for the current period compared to 46.68% for the prior year period. The change in the efficiency ratio was due to lower net interest income in the current period compared to the prior year period. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A higher value indicates that the financial institution is generating revenue with a proportionally higher level of expense.

Income Tax Expense
Income tax expense was $10.9 million for the current period compared to $19.8 million for the prior year period. The decrease in income tax expense was due primarily to lower pretax income in the current period. The effective tax rate was 19.0% for the current period compared to 21.6% for the prior year period. The lower effective tax rate in the current period compared to the prior year period was due mainly to the Company's permanent differences, which generally lower our tax expense, having a proportionately larger impact given the lower pretax income in the current year period. Additionally, a discrete benefit was recognized during the current period as a result of favorable federal tax guidance issued during the current period related to certain BOLI policies added in the CCB acquisition. Management anticipates the effective income tax rate for the fourth quarter of fiscal year 2020 will be approximately 21%, resulting in an effective tax rate of approximately 20% for fiscal year 2020.

Average Balance Sheet
The following table presents the average balances of our assets, liabilities, and stockholders' equity, and the related annualized weighted average yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated, as well as selected performance ratios and other information, for the periods indicated. Weighted average yields are derived by dividing annualized income by the average balance of the related assets, and weighted average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived from average daily balances. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yields/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	For the Nine Months Ended
	June 30, 2020			June 30, 2019
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans	$6,568,665	$172,845	3.51%	$6,724,022	$182,121	3.61%
Commercial loans	775,021	28,228	4.79	683,827	25,310	4.88
Consumer loans	126,049	5,106	5.41	136,770	6,432	6.29
Total loans receivable(1)	7,469,735	206,179	3.67	7,544,619	213,863	3.78
MBS(2)	929,458	17,584	2.52	989,896	19,437	2.62
Investment securities(2)(3)	257,778	3,736	1.93	281,780	4,781	2.26
FHLB stock	99,945	4,747	6.34	103,151	5,667	7.34
Cash and cash equivalents(4)	166,272	1,126	0.89	169,641	2,921	2.27
Total interest-earning assets(1)(2)	8,923,188	233,372	3.48	9,089,087	246,669	3.61
Other non-interest-earning assets	459,877			374,632
Total assets	$9,383,065			$9,463,719

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$1,141,682	550	0.06	$1,073,089	451	0.06
Savings	375,858	222	0.08	348,919	156	0.06
Money market	1,216,377	5,395	0.59	1,265,186	6,690	0.71
Retail/business certificates	2,702,272	42,096	2.08	2,507,533	35,219	1.88
Wholesale certificates	287,977	4,036	1.87	388,943	6,214	2.14
Total deposits	5,724,166	52,299	1.22	5,583,670	48,730	1.17
Borrowings(5)	2,148,687	37,421	2.31	2,374,676	41,360	2.32
Total interest-bearing liabilities	7,872,853	89,720	1.52	7,958,346	90,090	1.51
Other non-interest-bearing liabilities	195,957			138,640
Stockholders' equity	1,314,255			1,366,733
Total liabilities and stockholders' equity	$9,383,065			$9,463,719

Net interest income(6)		$143,652			$156,579
Net interest rate spread(7)(8)			1.96			2.10
Net interest-earning assets	$1,050,335			$1,130,741
Net interest margin(8)(9)			2.15			2.30
Ratio of interest-earning assets to interest-bearing liabilities			1.13x			1.14x

Selected performance ratios:
Return on average assets (annualized)(8)			0.66%			1.01%
Return on average equity (annualized)(8)			4.69			7.01
Average equity to average assets			14.01			14.44
Operating expense ratio(10)			1.12			1.14
Efficiency ratio(8)(11)			49.81			46.68
Pre-tax yield on leverage strategy(12)			—			0.03

(1)Balances are adjusted for unearned loan fees and deferred costs.  Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS securities are adjusted for unamortized purchase premiums or discounts.
(3)The average balance of investment securities includes an average balance of nontaxable securities of $14.7 million and $22.2 million for the nine months ended June 30, 2020 and June 30, 2019, respectively.
(4)There were no cash and cash equivalents related to the leverage strategy during the nine months ended June 30, 2020. The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $73.5 million for the nine months ended June 30, 2019.
(5)There were no borrowings related to the leverage strategy during the nine months ended June 30, 2020. Included in this line item, for the nine months ended June 30, 2019, are borrowings related to the leverage strategy with an average outstanding balance of $76.9 million and interest paid of $1.4 million, at a weighted average rate of 2.36%, and FHLB borrowings not related to the leverage strategy with an average outstanding balance of $2.30 billion and interest paid of $40.0 million, at a weighted average rate of 2.32%. The FHLB advance amounts and rates included in this line item include the effect of interest rate swaps and are net of deferred prepayment penalties.
(6)Net interest income represents the difference between interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income depends on the average balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.
(7)Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(8)The table below provides a reconciliation between certain performance ratios presented in accordance with GAAP and the performance ratios excluding the effects of the leverage strategy, which are not presented in accordance with GAAP. Management believes it is important for comparability purposes to provide the performance ratios without the leverage strategy because of the unique nature of the leverage strategy. The leverage strategy reduces some of our performance ratios due to the small amount of earnings associated with the transaction in comparison to the size of the transaction, while increasing our net income.

	For the Nine Months Ended
	June 30, 2020			June 30, 2019
	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Return on average assets (annualized)	0.66%	—%	0.66%	1.01%	(0.01)%	1.02%
Return on average equity (annualized)	4.69	—	4.69	7.01	—	7.01
Net interest margin	2.15	—	2.15	2.30	(0.02)	2.32
Net interest rate spread	1.96	—	1.96	2.10	(0.02)	2.12
Efficiency Ratio	49.81	—	49.81	46.68	—	46.68
(9)Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.
(10)The operating expense ratio represents annualized non-interest expense as a percentage of average assets.
(11)The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income.
(12)The pre-tax yield on the leverage strategy represents annualized pre-tax income resulting from the transaction as a percentage of the average interest-earning assets associated with the transaction.

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

	For the Nine Months Ended
	June 30, 2020 vs. June 30, 2019
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(1,284)	$(6,400)	$(7,684)
MBS	(1,160)	(693)	(1,853)
Investment securities	(385)	(660)	(1,045)
FHLB stock	(169)	(751)	(920)
Cash and cash equivalents	(57)	(1,738)	(1,795)
Total interest-earning assets	(3,055)	(10,242)	(13,297)

Interest-bearing liabilities:
Checking	31	68	99
Savings	13	53	66
Money market	(246)	(1,049)	(1,295)
Certificates of deposit	1,422	3,277	4,699
Borrowings	(4,008)	69	(3,939)
Total interest-bearing liabilities	(2,788)	2,418	(370)

Net change in net interest income	$(267)	$(12,660)	$(12,927)

Comparison of Operating Results for the Three Months Ended June 30, 2020 and 2019
For the quarter ended June 30, 2020, the Company recognized net income of $19.5 million, or $0.14 per share, compared to net income of $22.9 million, or $0.17 per share for the quarter ended June 30, 2019. The decrease in net income was due to a decrease in net interest income and non-interest income, partially offset by a decrease in non-interest expense and income tax expense. The net interest margin decreased 22 basis points, from 2.29% for the prior year quarter to 2.07% for the current quarter. The decrease in the net interest margin was due mainly to a decrease in the loan portfolio yield, specifically the yield on the correspondent one- to four-family loan portfolio due to an increase in premium amortization as result of an increase in payoff activity.

Interest and Dividend Income
The weighted average yield on total interest-earning assets decreased 32 basis points, from 3.64% for the prior year quarter to 3.32% for the current quarter, and the average balance of interest-earning assets decreased $55.1 million. The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2020	2019	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$66,652	$71,434	$(4,782)	(6.7)%
MBS	5,616	6,613	(997)	(15.1)
FHLB stock	1,207	1,865	(658)	(35.3)
Investment securities	847	1,835	(988)	(53.8)
Cash and cash equivalents	59	464	(405)	(87.3)
Total interest and dividend income	$74,381	$82,211	$(7,830)	(9.5)

The decrease in interest income on loans receivable was due mainly to a 23 basis point decrease in yield, from 3.78% for the prior year quarter to 3.55% for the current quarter, due primarily to a $2.5 million increase in premium amortization related to correspondent loans as a result of an increase in payoff activity. The decrease in interest income on the MBS portfolio was due primarily to a 24 basis point decrease in the weighted average yield on the portfolio, from 2.64% for the prior year quarter to 2.40% for the current quarter resulting from the purchase of MBS at market rates lower than the existing portfolio, along with a $67.2 million, or 6.7%, decrease in the average balance of the portfolio as a result of not reinvesting all of the cash flows from the portfolio. The decrease in dividend income on FHLB stock was due mainly to a reduction in the dividend rate paid by FHLB compared to the prior year quarter. The decrease in interest income on investment securities was due to an 89 basis point decrease in the weighted average yield on the portfolio, from 2.52% for the prior year quarter to 1.63% for the current quarter resulting from calls and maturities being replaced at market rates lower than the existing portfolio, along with an $83.2 million, or 28.6%, decrease in the average balance of the portfolio as a result of not reinvesting all of the cash flows from the portfolio. The decrease in interest income on cash and cash equivalents was due mainly to a decrease in the yield on cash held at the FRB of Kansas City, partially offset by an increase in the average balance of operating cash.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities decreased 13 basis points, from 1.54% for the prior year quarter to 1.41% for the current quarter, while the average balance of interest-bearing liabilities increased $54.8 million. The following table presents the components of interest expense for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2020	2019	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$16,533	$16,909	$(376)	(2.2)%
Borrowings	11,561	13,621	(2,060)	(15.1)
Total interest expense	$28,094	$30,530	$(2,436)	(8.0)

The decrease in interest expense on deposits was due primarily to a decrease in the weighted average rate paid on the wholesale certificate of deposit portfolio and the money market portfolio, partially offset by an increase in the average balance and weighted average rate paid on the retail/business certificates of deposit. The weighted average rate of the retail/business certificate of deposit portfolio increased nine basis points, to 2.04% for the current quarter, and the average balance increased $210.7 million, or approximately 8%. Late in the prior year quarter, the Bank increased offered rates on short-term and certain intermediate-term certificates of deposit in an effort to encourage customers to move funds to those terms and during the fourth quarter of fiscal year 2019, the Bank held the unTraditional campaign, resulting in growth in the short-term and certain intermediate-term certificates of deposit.

The decrease in interest expense on borrowings was due primarily to lower usage of the Bank's FHLB line of credit, along with the replacement of certain FHLB advances at lower market rates and not replacing certain maturing FHLB advances.

Provision for Credit Losses
The Bank did not record a provision for credit losses during the current quarter, compared to a provision for credit losses during the prior year quarter of $450 thousand. See additional discussion regarding management's evaluation of the adequacy of the Bank's ACL at June 30, 2020 in the "Financial Condition - Asset Quality - Allowance for credit losses and Provision for credit losses" section above.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2020	2019	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$2,539	$3,131	$(592)	(18.9)%
Insurance commissions	671	905	(234)	(25.9)
Other non-interest income	1,229	1,638	(409)	(25.0)
Total non-interest income	$4,439	$5,674	$(1,235)	(21.8)

The decrease in deposit service fees was due mainly to a decrease in service charge income as a result of a decrease in consumer activity stemming primarily from the COVID-19 pandemic.  The decrease in insurance commissions was due primarily to the receipt of annual contingent insurance commissions and an increase in the related accruals during the prior year quarter, and no such increase in accruals during the current quarter. The decrease in other non-interest income was due primarily to a decrease in loan fee income, a decrease in income associated with interest rate swap collateral, and a decrease in income from BOLI resulting from a decrease in yield on the Bank's BOLI policies.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2020	2019	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$13,059	$13,454	$(395)	(2.9)%
Information technology and related expense	4,285	4,652	(367)	(7.9)
Occupancy, net	3,556	3,224	332	10.3
Regulatory and outside services	1,548	1,425	123	8.6
Advertising and promotional	1,004	1,447	(443)	(30.6)
Deposit and loan transaction costs	697	681	16	2.3
Office supplies and related expense	475	689	(214)	(31.1)
Federal insurance premium	287	600	(313)	(52.2)
Other non-interest expense	1,253	1,519	(266)	(17.5)
Total non-interest expense	$26,164	$27,691	$(1,527)	(5.5)

The decrease in information technology and related expense was due mainly to the prior year quarter including costs related to the integration of CCB operations. The increase in occupancy, net was due primarily to safety measures implemented at the Bank's branches related to the COVID-19 pandemic. The decrease in advertising and promotional expenses was due mainly to adjustments in advertising schedules and postponements of campaigns during the current quarter as a result of the COVID-19 pandemic. The decrease in office supplies and related expense was due primarily to the prior year quarter including costs related to the integration of CCB customers and operations. The decrease in federal insurance premium was due mainly to the Bank utilizing an assessment credit from the FDIC during the current quarter. The decrease in other non-interest expense was due primarily to decreases in OREO operations expense, amortization of deposit intangibles, and debit card fraud losses.

The Company's efficiency ratio was 51.58% for the current quarter compared to 48.28% for the prior year quarter. The change in the efficiency ratio was due mainly to a decrease in net interest income.

Income Tax Expense
Income tax expense was $5.1 million for the current quarter compared to $6.3 million for the prior year quarter. The decrease in income tax expense was due primarily to lower pretax income in the current quarter. The effective tax rate for the current quarter was 20.7% compared to 21.6% for the prior year quarter.

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

	For the Three Months Ended
	June 30, 2020			June 30, 2019
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans	$6,568,945	$55,646	3.39%	$6,631,716	$59,813	3.61%
Commercial loans	799,600	9,576	4.74	783,024	9,522	4.81
Consumer loans	121,139	1,430	4.75	133,573	2,099	6.30
Total loans receivable(1)	7,489,684	66,652	3.55	7,548,313	71,434	3.78
MBS(2)	934,464	5,616	2.40	1,001,622	6,613	2.64
Investment securities(2)(3)	207,541	847	1.63	290,755	1,835	2.52
FHLB stock	101,588	1,207	4.78	101,408	1,865	7.38
Cash and cash equivalents(4)	231,354	59	0.10	77,603	464	2.36
Total interest-earning assets(1)(2)	8,964,631	74,381	3.32	9,019,701	82,211	3.64
Other non-interest-earning assets	499,291			386,218
Total assets	$9,463,922			$9,405,919

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$1,232,611	199	0.06	$1,092,612	157	0.06
Savings	404,545	69	0.07	332,269	43	0.05
Money market	1,267,535	1,350	0.43	1,273,559	2,249	0.71
Retail/business certificates	2,734,940	13,882	2.04	2,524,213	12,248	1.95
Wholesale certificates	291,292	1,033	1.43	388,877	2,212	2.28
Total deposits	5,930,923	16,533	1.12	5,611,530	16,909	1.21
Borrowings(5)	2,035,637	11,561	2.27	2,300,222	13,621	2.36
Total interest-bearing liabilities	7,966,560	28,094	1.41	7,911,752	30,530	1.54
Other non-interest-bearing liabilities	200,339			131,796
Stockholders' equity	1,297,023			1,362,371
Total liabilities and stockholders' equity	$9,463,922			$9,405,919

Net interest income(6)		$46,287			$51,681
Net interest rate spread(7)(8)			1.91			2.10
Net interest-earning assets	$998,071			$1,107,949
Net interest margin(8)(9)			2.07			2.29
Ratio of interest-earning assets to interest-bearing liabilities			1.13x			1.14x

Selected performance ratios:
Return on average assets (annualized)(8)			0.82%			0.97%
Return on average equity (annualized)(8)			6.01			6.72
Average equity to average assets			13.70			14.48
Operating expense ratio(10)			1.11			1.18
Efficiency ratio(8)(11)			51.58			48.28

(1)Balances are adjusted for unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS securities are adjusted for unamortized purchase premiums or discounts.
(3)The average balance of investment securities includes an average balance of nontaxable securities of $11.9 million and $21.1 million for the three months ended June 30, 2020 and June 30, 2019, respectively.
(4)There were no cash and cash equivalents related to the leverage strategy during the quarters ended June 30, 2020 and June 30, 2019.
(5)There were no borrowings related to the leverage strategy during the quarters ended June 30, 2020 and June 30, 2019. The FHLB advance amounts and rates included in this line include the effect of interest rate swaps and are net of deferred prepayment penalties.
(6)Net interest income represents the difference between interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income depends on the average balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.
(7)Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(8)The leverage strategy was not in place during the quarters ended June 30, 2020 and June 30, 2019.
(9)Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.
(10)The operating expense ratio represents annualized non-interest expense as a percentage of average assets.
(11)The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income.

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended June 30, 2020 to the three months ended June 30, 2019. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended June 30,
	2020 vs. 2019
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(550)	$(4,232)	$(4,782)
MBS	(427)	(570)	(997)
Investment securities	(442)	(546)	(988)
FHLB stock	3	(661)	(658)
Cash and cash equivalents	326	(731)	(405)
Total interest-earning assets	(1,090)	(6,740)	(7,830)

Interest-bearing liabilities:
Checking	22	20	42
Savings	11	15	26
Money market	(10)	(888)	(898)
Certificates of deposit	558	(104)	454
Borrowings	(1,144)	(916)	(2,060)
Total interest-bearing liabilities	(563)	(1,873)	(2,436)

Net change in net interest income	$(527)	$(4,867)	$(5,394)

Comparison of Operating Results for the Three Months Ended June 30, 2020 and March 31, 2020

For the quarter ended June 30, 2020, the Company recognized net income of $19.5 million, or $0.14 per share, compared to net income of $4.3 million, or $0.03 per share, for the quarter ended March 31, 2020. The increase was due primarily to recording a $22.1 million provision for credit losses during the prior quarter, and no provision for credit losses in the current quarter. This was partially offset by an increase in income tax expense and a decrease in net interest income compared to the prior quarter. The net interest margin decreased 12 basis points, from 2.19% for the prior quarter to 2.07% for the current quarter. The decrease in the net interest margin was due mainly to a decrease in the loan portfolio yield, specifically the yield on the correspondent one- to four-family loan portfolio due to an increase in premium amortization as a result of an increase in payoff activity.

Interest and Dividend Income
The weighted average yield on total interest-earning assets decreased 23 basis points, from 3.55% for the prior quarter to 3.32% for the current quarter, while the average balance of interest-earning assets increased $78.0 million between the two periods. The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2020	2020	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$66,652	$69,613	$(2,961)	(4.3)%
MBS	5,616	5,866	(250)	(4.3)
FHLB stock	1,207	1,714	(507)	(29.6)
Investment securities	847	1,382	(535)	(38.7)
Cash and cash equivalents	59	380	(321)	(84.5)
Total interest and dividend income	$74,381	$78,955	$(4,574)	(5.8)

The weighted average yield on the loans receivable portfolio decreased 17 basis points, from 3.72% for the prior quarter to 3.55% for the current quarter, due mainly to a $2.1 million increase in premium amortization related to correspondent loans as a result of an increase in payoff activity. The decrease in interest income on the MBS portfolio and the investment securities portfolio was due primarily to the purchase of securities at market rates lower than the existing portfolios. The decrease in dividend income on FHLB stock was due mainly to a reduction in the dividend rate paid by FHLB compared to the prior quarter. The decrease in interest income on cash and cash equivalents was due mainly to a decrease in the yield earned on cash held at the FRB of Kansas City.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities decreased 14 basis points, from 1.55% for the prior quarter to 1.41% for the current quarter, while the average balance of interest-bearing liabilities increased $121.2 million between the two periods. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2020	2020	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$16,533	$17,804	$(1,271)	(7.1)%
Borrowings	11,561	12,483	(922)	(7.4)
Total interest expense	$28,094	$30,287	$(2,193)	(7.2)
The decrease in interest expense on deposits was due to a decrease in the weighted average rate paid on money market accounts, wholesale certificates of deposit, and retail/business certificates of deposit, partially offset by an increase in the average balance of deposits. Management generally reduced deposit offer rates throughout the quarter as discussed above.

The decrease in interest expense on borrowings was due primarily to a full quarter impact of the replacement of certain FHLB advances at lower market rates. During the prior quarter, the Bank prepaid fixed-rate FHLB advances totaling $350.0 million with a weighted average rate of 2.42%, and replaced these advances with $350.0 million of fixed-rate FHLB advances with a weighted average term of 4.7 years and a weighted average effective rate of 1.70%, which includes the impact of deferred prepayment penalties being recognized over the life of the new advances. Additionally, the Bank reduced the usage of its FHLB line of credit compared to the prior quarter, and did not replace a $100 million FHLB advance, at a rate of 1.61%, that matured during the current quarter.

Provision for Credit Losses
The Bank did not record a provision for credit losses during the current quarter, compared to a provision for credit losses during the prior quarter of $22.1 million. The $22.1 million provision for credit losses in the prior quarter was in recognition of the deterioration of economic conditions as a result of the COVID-19 pandemic. See additional discussion regarding management's evaluation of the adequacy of the Bank's ACL at June 30, 2020 in the "Financial Condition - Asset Quality - Allowance for credit losses and Provision for credit losses" section above.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2020	2020	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$2,539	$2,783	$(244)	(8.8)%
Insurance commissions	671	400	271	67.8
Other non-interest income	1,229	1,488	(259)	(17.4)
Total non-interest income	$4,439	$4,671	$(232)	(5.0)

The decrease in deposit service fees was due mainly to a decrease in service charge income as a result of a decrease in consumer activity stemming primarily from the COVID-19 pandemic.  The increase in insurance commissions was due primarily to the receipt of annual contingent insurance commissions and downward adjustments to the related accruals during the prior quarter, and no such adjustments during the current quarter. Contingent insurance commissions are performance-based incentives based on certain criteria established by the insurance carriers. These commissions are accrued based on management's expectations and are adjusted when the funds are received. The decrease in other non-interest income was due primarily to a decrease in income associated with interest rate swap collateral, a decrease in commercial loan late fees, and a decrease in income from BOLI resulting from a decrease in yield on the Bank's BOLI policies.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2020	2020	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$13,059	$13,235	$(176)	(1.3)%
Information technology and related expense	4,285	4,268	17	0.4
Occupancy, net	3,556	3,449	107	3.1
Regulatory and outside services	1,548	1,297	251	19.4
Advertising and promotional	1,004	1,359	(355)	(26.1)
Deposit and loan transaction costs	697	678	19	2.8
Office supplies and related expense	475	592	(117)	(19.8)
Federal insurance premium	287	—	287	N/A
Other non-interest expense	1,253	1,286	(33)	(2.6)
Total non-interest expense	$26,164	$26,164	$—	—
The increase in regulatory and outside services was due primarily to the timing of external audit services. The decrease in advertising and promotional expenses was due mainly to adjustments in advertising schedules and postponements of campaigns during the current quarter as a result of the COVID-19 pandemic. The increase in the federal insurance premium was due mainly to the Bank recognizing a federal insurance premium accrual as the remaining assessment credit from the FDIC was utilized during the current quarter. We anticipate the federal insurance premium for the fourth quarter of fiscal year 2020 will be approximately $620 thousand, or $333 thousand higher than the current quarter.

The Company's efficiency ratio was 51.58% for the current quarter compared to 49.05% for the prior quarter. The change in the efficiency ratio was due primarily to lower net interest income in the current quarter compared to the prior quarter.

Income Tax Expense
Income tax expense was $5.1 million for the current quarter, compared to $824 thousand for the prior quarter. The effective tax rate was 20.7% for the current quarter compared to 16.2% for the prior quarter. The effective tax rate was higher in the current quarter due primarily to the Company's permanent differences, which generally lower our income tax expense, having a proportionately smaller impact given the higher pretax income in the current quarter compared to the prior quarter.

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

	For the Three Months Ended
	June 30, 2020			March 31, 2020
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans	$6,568,945	$55,646	3.39%	$6,594,029	$58,838	3.57%
Commercial loans	799,600	9,576	4.74	759,328	8,994	4.69
Consumer loans	121,139	1,430	4.75	126,710	1,781	5.65
Total loans receivable(1)	7,489,684	66,652	3.55	7,480,067	69,613	3.72
MBS(2)	934,464	5,616	2.40	920,419	5,866	2.55
Investment securities(2)(3)	207,541	847	1.63	280,911	1,382	1.97
FHLB stock	101,588	1,207	4.78	99,879	1,714	6.90
Cash and cash equivalents(4)	231,354	59	0.10	105,381	380	1.43
Total interest-earning assets(1)(2)	8,964,631	74,381	3.32	8,886,657	78,955	3.55
Other non-interest-earning assets	499,291			454,687
Total assets	$9,463,922			$9,341,344

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$1,232,611	199	0.06	$1,107,232	181	0.07
Savings	404,545	69	0.07	365,554	74	0.08
Money market	1,267,535	1,350	0.43	1,208,521	1,981	0.66
Retail/business certificates	2,734,940	13,882	2.04	2,691,029	14,103	2.11
Wholesale certificates	291,292	1,033	1.43	296,828	1,465	1.98
Total deposits	5,930,923	16,533	1.12	5,669,164	17,804	1.26
Borrowings(5)	2,035,637	11,561	2.27	2,176,166	12,483	2.29
Total interest-bearing liabilities	7,966,560	28,094	1.41	7,845,330	30,287	1.55
Other non-interest-bearing liabilities	200,339			183,018
Stockholders' equity	1,297,023			1,312,996
Total liabilities and stockholders' equity	$9,463,922			$9,341,344

Net interest income(6)		$46,287			$48,668
Net interest rate spread(7)(8)			1.91			2.00
Net interest-earning assets	$998,071			$1,041,327
Net interest margin(8)(9)			2.07			2.19
Ratio of interest-earning assets to interest-bearing liabilities			1.13x			1.13x

Selected performance ratios:
Return on average assets (annualized)(8)			0.82%			0.18%
Return on average equity (annualized)(8)			6.01			1.30
Average equity to average assets			13.70			14.06
Operating expense ratio(10)			1.11			1.12
Efficiency ratio(8)(11)			51.58			49.05

(1)Balances are adjusted for unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS securities are adjusted for unamortized purchase premiums or discounts.
(3)The average balance of investment securities includes an average balance of nontaxable securities of $11.9 million and $15.0 million for the quarters ended June 30, 2020 and March 31, 2020, respectively.
(4)There were no cash and cash equivalents related to the leverage strategy during the quarters ended June 30, 2020 and March 31, 2020.
(5)There were no FHLB borrowings related to the leverage strategy during the quarters ended June 30, 2020 and March 31, 2020. The FHLB advance amounts and rates included in this line include the effect of interest rate swaps and are net of deferred prepayment penalties.
(6)Net interest income represents the difference between interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income depends on the average balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.
(7)Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(8)The leverage strategy was not in place during the quarters ended June 30, 2020 and March 31, 2020.
(9)Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.
(10)The operating expense ratio represents annualized non-interest expense as a percentage of average assets.
(11)The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income.

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended June 30, 2020 to the three months ended March 31, 2020. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended
	June 30, 2020 vs. March 31, 2020
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$176	$(3,137)	$(2,961)
MBS	88	(338)	(250)
Investment securities	(324)	(211)	(535)
FHLB stock	29	(536)	(507)
Cash and cash equivalents	217	(538)	(321)
Total interest-earning assets	186	(4,760)	(4,574)

Interest-bearing liabilities:
Checking	20	(3)	17
Savings	7	(12)	(5)
Money market	93	(723)	(630)
Certificates of deposit	198	(851)	(653)
Borrowings	(495)	(427)	(922)
Total interest-bearing liabilities	(177)	(2,016)	(2,193)

Net change in net interest income	$363	$(2,744)	$(2,381)

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

If management observes a trend in the amount and frequency of line of credit utilization and/or short-term borrowings that is not in conjunction with a planned strategy, such as the leverage strategy, the Bank will likely utilize long-term wholesale borrowing sources such as FHLB advances and/or repurchase agreements to provide long-term, fixed-rate funding. The maturities of these long-term borrowings are generally staggered in order to mitigate the risk of a highly negative cash flow position at maturity. The Bank's internal policy limits total borrowings to 55% of total assets. At June 30, 2020, the Bank had total borrowings, at par, of $1.99 billion, or approximately 21% of total assets.

The amount of FHLB borrowings outstanding at June 30, 2020 was $1.89 billion, of which $943.0 million were advances scheduled to mature in the next 12 months, including $640.0 million of one-year floating-rate FHLB advances tied to interest rate swaps. All FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB. At June 30, 2020, the ratio of the par value of the Bank's FHLB borrowings to Call Report total assets was 20%.

At June 30, 2020, the Bank had repurchase agreements of $100.0 million, or approximately 1% of total assets, all of which were scheduled to mature during July 2020. The Bank may enter into additional repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to the total borrowings internal policy limit of 55% as discussed above. The Bank has pledged securities with an estimated fair value of $106.6 million as collateral for repurchase agreements as of June 30, 2020. The securities pledged for the repurchase agreements will be delivered back to the Bank when the repurchase agreements mature.

The Bank could utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At June 30, 2020, the Bank had $760.1 million of securities that were eligible but unused as collateral for borrowing or other liquidity needs.

The Bank has access to other sources of funds for liquidity purposes, such as brokered and public unit certificates of deposit. As of June 30, 2020, the Bank's policy allowed for combined brokered and public unit certificates of deposit up to 15% of total deposits. At June 30, 2020, the Bank did not have any brokered certificates of deposit, and public unit certificates of deposit were approximately 5% of total deposits. The Bank had pledged securities with an estimated fair value of $340.8 million as collateral for public unit certificates of deposit at June 30, 2020. The securities pledged as collateral for public unit certificates of deposit are held under joint custody with FHLB and generally will be released upon deposit maturity.

At June 30, 2020, $1.46 billion of the Bank's certificate of deposit portfolio was scheduled to mature within the next 12 months, including $254.5 million of public unit certificates of deposit. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products of the Bank at prevailing rates, although no assurance can be given in this regard.  We also anticipate the majority of the maturing public unit certificates of deposit will be replaced with similar wholesale funding products, depending on availability and pricing.

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

The following table presents the contractual maturities of our loan, MBS, and investment securities portfolios at June 30, 2020, along with associated weighted average yields. Loans and securities which have adjustable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses. As of June 30, 2020, the amortized cost of investment securities in our portfolio which are callable or have pre-refunding dates within one year was $227.8 million.

	Loans(1)		MBS		Investment Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Amounts due:
Within one year	$252,076	4.21%	$4,750	2.57%	$5,497	1.50%	$262,323	4.12%

After one year:
Over one to two years	110,918	3.15	3,201	2.65	5,438	1.81	119,557	3.07
Over two to three years	58,637	4.47	31,793	1.62	51,038	0.47	141,468	2.39
Over three to five years	127,392	4.63	24,283	1.84	175,494	1.42	327,169	2.70
Over five to ten years	777,567	3.73	294,924	2.37	—	—	1,072,491	3.35
Over ten to fifteen years	1,320,741	3.36	392,988	2.24	—	—	1,713,729	3.10
After fifteen years	4,760,111	3.66	230,648	2.64	—	—	4,990,759	3.61
Total due after one year	7,155,366	3.63	977,837	2.34	231,970	1.22	8,365,173	3.41

	$7,407,442	3.65	$982,587	2.35	$237,467	1.23	$8,627,496	3.43

(1)The maturity date for home equity loans, including those that do not have a stated maturity date, assumes the customer always makes the required minimum payment. All other loans that do not have a stated maturity date and overdraft loans are included in the amounts due within one year. Construction loans are presented based on the estimated term to complete construction.

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

The maximum balance of short-term FHLB borrowings outstanding at any month-end during the nine months ended June 30, 2020 was $1.24 billion, and the average balance of short-term FHLB borrowings outstanding during this period was $1.09 billion at a weighted average contractual rate of 1.83%. The balance of short-term FHLB borrowings outstanding at June 30, 2020 was $943.0 million, at a weighted average contractual rate of 1.17%. Short-term FHLB borrowings for this purpose are defined as those with maturity dates within the next 12 months.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits had or are expected to have a materially adverse effect on the Company's consolidated financial statements for the quarter ended June 30, 2020, or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action ("PCA"). In September 2019, the regulatory agencies, including the OCC and FRB, adopted a final rule, effective January 1, 2020, creating the CBLR for institutions with total consolidated assets of less than $10 billion and that meet other qualifying criteria. The CBLR provides for a simple measure of capital adequacy for qualifying institutions. According to the final rule, qualifying institutions that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the capital requirements for the well capitalized category under the agencies' PCA framework. In April 2020, the federal bank regulatory agencies announced the issuance of two interim final rules, effective immediately, to provide temporary relief to community banking organizations. Under the interim final rules, the CBLR requirement is a minimum of 8% for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. The Bank elected the CBLR framework during the current quarter. As of June 30, 2020, the Bank's CBLR was 12.4% and the Company's CBLR was 13.8%, which exceeded the minimum requirements.

The following table presents a reconciliation of equity under GAAP to regulatory capital amounts, as of June 30, 2020, for the Bank and the Company (dollars in thousands):

	Bank	Company
Total equity as reported under GAAP	$1,169,620	$1,300,520
AOCI	17,591	17,591
Goodwill and other intangibles, net of associated deferred taxes	(13,981)	(13,981)
Total tier 1 capital	$1,173,230	$1,304,130

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

Qualitative Disclosure about Market Risk
At June 30, 2020, the Bank's gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $857.3 million, or 8.97% of total assets, compared to $508.6 million, or 5.43% of total assets, at March 31, 2020. The increase in the one-year gap amount was due primarily to a higher balance of cash and a lower balance of borrowings as of June 30, 2020 compared to March 31, 2020

The majority of interest-earning assets anticipated to reprice in the coming year are repayments and prepayments on one- to four-family loans and MBS, both of which include the option to prepay without a fee being paid by the contract holder. The amount of interest-bearing liabilities expected to reprice in a given period is not typically impacted significantly by changes in interest rates, but did increase this quarter, because the Bank's borrowings and certificate of deposit portfolios have contractual maturities and generally cannot be terminated early without a prepayment penalty. If interest rates were to increase 200 basis points, as of June 30, 2020, the Bank's one-year gap is projected to be $53.6 million, or 0.56% of total assets. The decrease in the gap compared to when there is no change in rates is due to lower anticipated net cash flows primarily due to lower repayments on mortgage-related assets in the higher rate environment. This compares to a one-year gap of $(312.8) million, or (3.34)% of total assets, if interest rates were to have increased 200 basis points as of March 31, 2020.

During the current quarter, loan repayments totaled $586.4 million and cash flows from the securities portfolio totaled $200.3 million. The majority of these cash flows were reinvested into new loans and securities at current market interest rates. Total cash flows from term liabilities that matured and/or repriced into current market interest rates during the current quarter were $768.9 million, including

$200.0 million in FHLB borrowings. These offsetting cash flows allow the Bank to manage its interest rate risk and gap position more precisely than if the Bank did not have offsetting cash flows due to its mix of assets or maturity structure of liabilities.

The Bank primarily uses long-term fixed-rate borrowings with no embedded options to lengthen the average life of the Bank's liabilities. The fixed-rate characteristics of these borrowings lock-in the cost until maturity and thus decrease the amount of liabilities repricing as interest rates move higher compared to funding with lower-cost short-term borrowings. These borrowings are laddered in order to prevent large amounts of liabilities repricing in any one period. The WAL of the Bank's term borrowings as of June 30, 2020 was 1.8 years. However, including the impact of interest rate swaps related to $640.0 million of adjustable-rate FHLB advances, the WAL of the Bank's term borrowings as of June 30, 2020 was 2.9 years. The interest rate swaps effectively convert the adjustable-rate borrowings into long-term, fixed-rate liabilities. The Bank may renew the upcoming advances to lower costing term advances based upon our assessment of deposit flows, lending opportunities and our liquidity position at that time.

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

With the significant decrease in interest rates during the current year, the Bank has decreased the rates on certificates of deposit and money market accounts on pace with competitors in its market areas. The Bank will continue to adjust rates as market conditions allow.

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

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$1,982,093	$2,121,554	$1,215,262	$2,079,489	$7,398,398
Securities(2)	592,334	309,028	143,989	140,874	1,186,225
Other interest-earning assets	381,730	—	—	—	381,730
Total interest-earning assets	2,956,157	2,430,582	1,359,251	2,220,363	8,966,353

Interest-bearing liabilities:
Non-maturity deposits(3)	234,048	336,181	277,343	2,277,919	3,125,491
Certificates of deposit	1,461,834	1,231,382	339,478	466	3,033,160
Borrowings(4)	403,000	675,000	615,000	339,971	2,032,971
Total interest-bearing liabilities	2,098,882	2,242,563	1,231,821	2,618,356	8,191,622

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$857,275	$188,019	$127,430	$(397,993)	$774,731

Cumulative excess of interest-earning assets over
interest-bearing liabilities	$857,275	$1,045,294	$1,172,724	$774,731

Cumulative excess of interest-earning assets over interest-bearing liabilities as a percent of total Bank assets at:
June 30, 2020	8.97%	10.94%	12.27%	8.11%
September 30, 2019	5.21

Cumulative one-year gap - interest rates +200 bps at:
June 30, 2020	0.56
September 30, 2019	(3.88)

(1)Adjustable-rate loans are included in the period in which the rate is next scheduled to adjust or in the period in which repayments are expected to occur, or prepayments are expected to be received, prior to their next rate adjustment, rather than in the period in which the loans are due. Fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization and prepayment assumptions. Balances are net of undisbursed amounts and deferred fees and exclude loans 90 or more days delinquent or in foreclosure.
(2)MBS reflect projected prepayments at amortized cost. Investment securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of June 30, 2020, at amortized cost.
(3)Although the Bank's checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts is based on assumptions developed from our actual experiences with these accounts. If all of the Bank's checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $2.03 billion, for a cumulative one-year gap of (21.3)% of total assets.
(4)Borrowings exclude deferred prepayment penalty costs. Included in this line item are $640.0 million of FHLB adjustable-rate advances with interest rate swaps. The repricing for these liabilities is projected to occur at the maturity date of each interest rate swap.

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

Change	Net Interest Income At
(in Basis Points)	June 30, 2020			September 30, 2019
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
000 bp	$193,341	$—	—%	$193,329	$—	—%
+100 bp	201,074	7,733	4.00	194,093	764	0.40
+200 bp	201,481	8,140	4.21	192,111	(1,218)	(0.63)
+300 bp	200,529	7,188	3.72	188,752	(4,577)	(2.37)

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The net interest income projection was relatively unchanged in the base case scenario at June 30, 2020 compared to September 30, 2019. The one-year gap was higher at June 30, 2020 compared to September 30, 2019 due to lower interest rates at June 30, 2020, resulting in a higher amount of assets repricing. In the rising interest rate scenarios, interest income is higher at June 30, 2020 due a higher amount of assets repricing in these scenarios than at September 30, 2019. During the current fiscal year, the Bank also modified $350.0 million of term borrowings into new long-term borrowings with a lower cost. As a result, the cost on the Bank's term borrowings portfolio decreased 12 basis points and they are no longer projected to reprice in the 12-month horizon. The Bank was also able to lower the cost of its deposit portfolio by two basis points due to lower money market rates and a decrease in the interest rates offered on retail/business certificates of deposit. In addition, during the second quarter management changed the way that future certificate of deposit rates are forecasted in the Bank's interest rate risk model. This change was made to more closely align the forecasted rates with the current rates offered, thus lowering the projected interest expense.

The net interest income projections increase from the base case in all rising interest rate scenarios at June 30, 2020. The net interest income projection was more adversely impacted in the rising interest rate scenarios at September 30, 2019 compared to June 30, 2020, due primarily to higher interest rates at September 30, 2019. In addition, the modification of $350.0 million of borrowings during the current fiscal year lengthened the Bank's liabilities, thus reducing the risk to higher interest rates. The positive impact of rising interest rates diminished as interest rates increase until turning negative in the +200 basis point and +300 basis point scenarios at September 30, 2019. Higher interest rates decreased the projected cash flows from the Bank's mortgage-related assets, thus increasing the negative impact of rising interest rates.

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

Change	Market Value of Portfolio Equity At
(in Basis Points)	June 30, 2020			September 30, 2019
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
000 bp	$1,054,207	$—	—%	$1,283,429	$—	—%
+100 bp	1,157,315	103,108	9.78	1,286,446	3,017	0.24
+200 bp	1,093,330	39,123	3.71	1,162,151	(121,278)	(9.45)
+300 bp	968,281	(85,926)	(8.15)	992,060	(291,369)	(22.70)

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The percentage change in the Bank's MVPE at June 30, 2020 was positive in the +100 and +200 basis point scenarios and negative in the +300 basis point scenario. At September 30, 2019 the percentage change in the Bank's MVPE was negative in the +200 and +300 basis point scenarios. This change was due primarily to lower interest rates at June 30, 2020 and the modification of $350.0 million of borrowings during the current fiscal year into long-term liabilities which reduced the Bank's risk to higher interest rates. As interest rates increase, borrowers have less economic incentive to refinance their mortgages and agency debt issuers have less economic incentive or opportunity to exercise their call options in order to issue new debt at lower interest rates, resulting in lower projected cash flows on these assets. As interest rates increase in the rising rate scenarios, repayments on mortgage-related assets are more likely to decrease and only be realized through significant changes in borrowers' lives such as divorce, death, job-related relocations, or other events as there is less economic incentive for borrowers to prepay their debt, resulting in an increase in the average life of mortgage-related assets. Similarly, call projections for the Bank's callable agency debentures decrease as interest rates rise, which results in cash flows related to these assets moving closer to the contractual maturity dates. The higher expected average lives of these assets, relative to the assumptions in the base case interest rate environment, increases the sensitivity of their market value to changes in interest rates.

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

The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates for our interest-earning assets and interest-bearing liabilities as of June 30, 2020. Yields presented for interest-earning assets include the amortization of fees, costs, premiums and discounts, which are considered adjustments to the yield. The interest rate presented for term borrowings is the effective rate, which includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The WAL presented for term borrowings includes the effect of interest rate swaps. The maturity and repricing terms presented for one- to four-family loans represent the contractual terms of the loan.

	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Investment securities	$237,467	1.23%	0.6	19.4%	2.6%
MBS - fixed	741,364	2.22	3.2	60.8	8.1
MBS - adjustable	241,223	2.73	2.5	19.8	2.6
Total securities	1,220,054	2.12	2.5	100.0%	13.3
Loans receivable:
Fixed-rate one- to four-family:
<= 15 years	1,113,247	3.04	3.5	15.0%	12.2
> 15 years	4,413,013	3.77	5.1	59.6	48.4
Fixed-rate commercial	542,857	4.18	3.6	7.3	5.9
All other fixed-rate loans	47,426	4.70	3.5	0.7	0.5
Total fixed-rate loans	6,116,543	3.68	4.7	82.6	67.0
Adjustable-rate one- to four-family:
<= 36 months	198,477	2.47	2.6	2.7	2.2
> 36 months	716,614	3.20	2.2	9.7	7.9
Adjustable-rate commercial	269,432	4.81	6.1	3.6	3.0
All other adjustable-rate loans	106,376	4.25	1.7	1.4	1.2
Total adjustable-rate loans	1,290,899	3.51	3.0	17.4	14.3
Total loans receivable	7,407,442	3.65	4.4	100.0%	81.3
FHLB stock	102,782	4.68	1.9		1.1
Cash and cash equivalents	396,219	0.10	—		4.3
Total interest-earning assets	$9,126,497	3.30	3.9		100.0%

Non-maturity deposits	$3,036,524	0.21	15.0	50.0%	37.7%
Retail/business certificates of deposit	2,744,661	1.97	1.5	45.2	34.0
Public unit certificates of deposit	288,499	1.09	0.4	4.8	3.6
Total deposits	6,069,684	1.05	8.2	100.0%	75.3
Term borrowings	1,993,000	2.29	2.9		24.7
Total interest-bearing liabilities	$8,062,684	1.35	6.9		100.0%

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of June 30, 2020. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2020, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting
Management reviewed the Company's internal control over financial reporting in consideration of operational changes as a result of COVID-19.  There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Impact of the COVID-19 Pandemic on Our Customers, Employees and Business Operations Has Had, and Will Likely Continue to Have, a Significant Adverse Effect on Our Business, Results of Operations and Financial Condition

The COVID-19 pandemic has created a global public-health crisis that has resulted in widespread market volatility and deteriorating economic conditions for households and businesses. The deteriorating economic conditions, most of which are unprecedented, include more than 20 million people becoming unemployed in the United States in one month's time, more than 45 million total filing for unemployment benefits, cuts in consumer spending in almost all categories of purchases except groceries and staples, and closure or significantly reduced operations of restaurants, bars, airlines, hotels, and entertainment and hospitality venues, among others. In the Bank's local markets, governments put stay-at-home orders into effect in March and April which only allow for essential businesses to remain open. Many of these stay-at-home orders have been lifted or greatly reduced.

In response to the COVID-19 pandemic, as an essential business, the Company implemented business continuity measures, including activating its Crisis Management Team to put into action our business continuity plan, monitoring potential business interruptions, making further improvements to our information technology allowing nearly half of our employees to work from home, and conducting regular discussions with our third-party service providers providing services to facilities that are open. Heightened cybersecurity, information security and operational risks may result from these remote work-from-home arrangements. Preventative health measures were put in place including elimination of business-related travel, implementing mandatory work from home for all employees able to do so, social distancing precautions for all employees in the office, and preventative cleaning at offices and branches. Additionally, from mid-March to mid-May, lobby services were limited to appointment only. Due to an increase in COVID-19 cases in late June into July, management decided to change lobby services to appointment only. These actions have resulted in changes to our business operations, but have not significantly impacted most business operations. Depending on the severity and length of the COVID-19 pandemic, which is impossible to predict, we could experience significant disruptions in our business operations if key personnel or a significant number of employees were to become unavailable due to the effects of, and restrictions resulting from, the COVID-19 pandemic, as well as decreased demand for our products and services.

There is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the COVID-19 pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. The unknown economic recovery time resulting from the COVID-19 pandemic creates risks that loan modification programs made available to our customers will be insufficient to prevent or reduce delinquencies or help our customers stay in business. Businesses that do not take advantage of loan modification programs offered by the Bank could also be at risk of becoming delinquent or going out of business, and this risk could remain even for those businesses that do avail themselves of those programs. The PPP loans made by the Bank are guaranteed by the SBA and, if used by the borrower for authorized purposes, may be fully forgiven. However, in the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by the Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if it has already made payment under the guaranty, seek recovery of any loss related to the deficiency from the Bank.

Since the commencement of the PPP, several larger banks have been subject to litigation regarding their processing of PPP loan applications. The Bank may be exposed to the risk of similar litigation, from both customers and non-customers that approach the Bank seeking PPP loans. PPP lenders, including the Bank, may also be subject to the risk of litigation in connection with other aspects of the PPP, including but not limited to borrowers seeking forgiveness of their loans. If any such litigation is filed against the Bank, it may result in significant financial or reputational harm to us.

It is likely that many of our individual borrowers have become unemployed and may not be able to continue making mortgage payments under the terms of their loans. Included in the CARES Act were Economic Impact Payments to individuals meeting certain income requirements. Individuals began receiving those payments in mid-April 2020. Additionally, individuals that are unemployed have benefited from the FPUC and other unemployment compensation benefits provided through the CARES Act. The FPUC provided an additional $600 per week to individuals collecting regular unemployment compensation. This benefit expired in late July 2020. The financial support provided to individuals by the CARES Act may help mitigate the risk that some borrowers become delinquent or delay the potential for default until they can return to work. However, it is uncertain how long borrowers may need some form of assistance or forbearance and what type of future assistance, if any, the U.S. Government will provide.

Asset quality may deteriorate and the amount of our ACL may not be sufficient for future loan losses we may experience. This could require us to increase our reserves and recognize more expense in future periods. The changes in market rates of interest and the impact that has on our ability to price our products may reduce our net interest income in the future or negatively impact the demand for our products. There is some risk that operational costs could increase as we maintain existing facilities in accordance with health guidelines as well as potentially continuing to have staff work remotely.

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

The following table summarizes our stock repurchase activity during the three months ended June 30, 2020 and additional information regarding our stock repurchase program. The Company has $70.0 million of common stock authorized under its stock repurchase plan. There is no expiration for this repurchase plan. Shares may be repurchased from time to time in the open-market based upon market conditions and available liquidity.

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the
	Purchased	per Share	or Programs	Plans or Programs
April 1, 2020 through
April 30, 2020	—	$—	—	$70,000,000
May 1, 2020 through
May 31, 2020	—	—	—	70,000,000
June 1, 2020 through
June 30, 2020	—	—	—	70,000,000
Total	—	—	—	70,000,000

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
See Index to Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Document
3(i)	Charter of Capitol Federal Financial, Inc., as filed on May 6, 2010, as Exhibit 3(i) to Capitol Federal Financial, Inc.'s Registration Statement on Form S-1 (File No. 333-166578) and incorporated herein by reference
3(ii)	Bylaws of Capitol Federal Financial, Inc., as amended, filed on March 30, 2020, as Exhibit 3.2 to Form 8-K for Capitol Federal Financial Inc. and incorporated herein by reference
4	Description of the Registrant's Securities, as filed on November 27, 2019, as Exhibit 4 to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.1(i)	Form of Change of Control Agreement with each of John B. Dicus, Kent G. Townsend, and Rick C. Jackson filed on January 20, 2011 as Exhibit 10.1 to the Registrant's Current Report on Form 8-K and incorporated herein by reference
10.1(ii)	Form of Change of Control Agreement with Natalie G. Haag filed on November 29, 2012 as Exhibit 10.1(iv) to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.1(iii)	Form of Change of Control Agreement with Daniel L. Lehman filed on November 29, 2016 as Exhibit 10.1(v) to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.1(iv)	Form of Change of Control Agreement with Robert D. Kobbeman filed on November 29, 2018 as Exhibit 10.1(iv) to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.1(v)	Employment Agreement with Robert D. Kobbeman, as amended, filed on November 29, 2018 as Exhibit 10.1(v) to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.1(vi)	Form of Change of Control Agreement with Anthony S. Barry filed on May 10, 2019 as Exhibit 10.1(vi) to the Registrant's March 31, 2019 Form 10-Q and incorporated herein by reference
10.2	Capitol Federal Financial's 2000 Stock Option and Incentive Plan (the "Stock Option Plan") filed on April 13, 2000 as Appendix A to Capitol Federal Financial's Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference
10.3	Capitol Federal Financial Deferred Incentive Bonus Plan, as amended, filed on May 8, 2020 as Exhibit 10.3 to the Registrant's March 31, 2020 Form 10-Q and incorporated herein by reference
10.4	Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference
10.5	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference
10.6	Description of Director Fee Arrangements filed on November 29, 2018 as Exhibit 10.6 to the Registrant's September 30, 2018 Form 10-K and incorporated herein by reference
10.7	Short-term Performance Plan, as amended, filed on May 8, 2020 as Exhibit 10.7 to the Registrant's March 31, 2020 Form 10-Q and incorporated herein by reference
10.8	Capitol Federal Financial, Inc. 2012 Equity Incentive Plan (the "Equity Incentive Plan") filed on December 22, 2011 as Appendix A to Capitol Federal Financial, Inc.'s Proxy Statement (File No. 001-34814) and incorporated herein by reference
10.9	Form of Incentive Stock Option Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.12 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
10.10	Form of Non-Qualified Stock Option Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.13 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
10.11	Form of Stock Appreciation Right Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.14 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
10.12	Form of Restricted Stock Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.15 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer, and Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer

101	The following information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, filed with the Securities and Exchange Commission on August 7, 2020, has been formatted in Inline eXtensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets at June 30, 2020 and September 30, 2019, (ii) Consolidated Statements of Income for the three and nine months ended June 30, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2020 and 2019, (iv) Consolidated Statements of Stockholders' Equity for the three and nine months ended June 30, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the nine months ended June 30, 2020 and 2019, and (vi) Notes to the Unaudited Consolidated Financial Statements.
104	Cover Page Interactive Data File, formatted in Inline XBRL and included in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: August 7, 2020	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and Chief Executive Officer

Date: August 7, 2020	By:	/s/ Kent G. Townsend
Kent G. Townsend, Executive Vice President,
Chief Financial Officer and Treasurer