Form 10-K
period 2020-09-30
Capitol Federal Financial, Inc.
filed 2020-11-25
CIK 1490906

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020
                                                                                 or
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
Large accelerated filer ☒            Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐        Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of such stock on the NASDAQ Stock Market as of March 31, 2020, was $1.61 billion.
As of November 19, 2020, there were issued and outstanding 138,792,496 shares of the Registrant's common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K - Portions of the proxy statement for the Annual Meeting of Stockholders for the year ended September 30, 2020.

Private Securities Litigation Reform Act-Safe Harbor Statement

Capitol Federal Financial, Inc. (the "Company"), and Capitol Federal Savings Bank ("Capitol Federal Savings" or the "Bank"), may from time to time make written or oral "forward-looking statements," including statements contained in documents filed or furnished by the Company with the Securities and Exchange Commission ("SEC"). These forward-looking statements may be included in this Annual Report on Form 10-K and the exhibits attached to it, in the Company's reports to stockholders, in the Company's press releases, and in other communications by the Company, which are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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
•the expected synergies and other benefits from our acquisition activities, including our acquisition of Capital City Bancshares, Inc. ("CCB"), might not be realized within the anticipated time frames or at all;
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
•potential adverse impacts of the ongoing Coronavirus Disease 2019 ("COVID-19") pandemic and any governmental or societal responses thereto on the economic conditions in the Company's local market areas and other market areas where the Bank has lending relationships, on other aspects of the Company's business operations and on financial markets;
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

Item 1. Business
General
The Company is a Maryland corporation that was incorporated in 2010 to be the successor corporation upon completion of the second step mutual-to-stock conversion of Capitol Federal Savings Bank MHC in December 2010. The Company's common stock is traded on the Global Select tier of the NASDAQ Stock Market under the symbol "CFFN."

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

We have been, and intend to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We attract deposits primarily from the general public and from businesses, and invest those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences. We also originate and participate with other lenders in commercial loans, originate consumer loans primarily secured by mortgages on one- to four-family residences, and invest in certain investment securities and mortgage-backed securities ("MBS") using funding from deposits, repurchase agreements, and Federal Home Loan Bank Topeka ("FHLB") borrowings. We offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, interest-bearing and non-interest-bearing checking accounts, and certificates of deposit with terms ranging from 91 days to 120 months.

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

Local economic conditions have a significant impact on the ability of borrowers to repay loans and the value of the collateral securing these loans. The industries in the Bank's local market areas, which are listed below under "Market Area and Competition" and where the properties securing approximately 69% of the Bank's one- to four-family loans are located, are diversified. This is especially true in the Kansas City metropolitan statistical area, which comprises the largest segment of our one- to four-family loan portfolio and deposit base. Management also monitors broad industry and economic indicators and trends in the states and/or metropolitan statistical areas with the highest concentrations of correspondent one- to four-family purchased loans and commercial loans. The Kansas City market area has an average household income of approximately $97 thousand per annum, based on 2020 estimates from Claritas Pop-Facts Premier. The average household income in our combined local market areas is approximately $95 thousand per annum, with 93% of the population at or above the poverty level, based on 2020 estimates from Claritas Pop-Facts Premier.

In addition to our local market areas, the properties securing approximately 33% of the Bank's correspondent purchased one- to four-family loans are located in the state of Texas. The average household income in the Texas region where the majority of our correspondent one- to four-family loans are located is approximately $104 thousand per annum, with 90% of the population at or above the poverty level, based on 2020 estimates from Claritas Pop-Facts Premier. As of October 2020, the unemployment rate was 5.3% for Kansas, 4.6% for Missouri, and 6.9% for Texas, compared to the national average of 6.9%, based on information from the Bureau of Labor Statistics.

Our executive offices are located at 700 South Kansas Avenue, Topeka, Kansas 66603, and our telephone number at that address is (785) 235-1341.
Available Information
Our website address is www.capfed.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports can be obtained free of charge from our website. These reports are available on our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. These reports are also available on the SEC's website at http://www.sec.gov.

Market Area and Competition
Our corporate office is located in Topeka, Kansas. We currently have a network of 54 branches (45 traditional branches and 9 in-store branches) located in nine counties throughout Kansas and three counties in Missouri. We primarily serve the metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia, and Salina, Kansas and a portion of the metropolitan area of greater Kansas City. In addition to our full service banking offices, we provide services through our call center, which operates on extended hours, mobile banking, telephone banking, and online banking and bill payment services.

The Bank ranked first in deposit market share, at 6.90%, in the state of Kansas as reported in the June 30, 2020 FDIC "Summary of Deposits - Market Share Report." Management considers our well-established banking network together with our reputation for financial strength and customer service to be major factors in our success at attracting and retaining customers in our market areas.

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

Lending Practices and Underwriting Standards
General. Originating and purchasing loans secured by one- to four-family residential properties is the Bank's primary lending business, resulting in a loan concentration in residential first mortgage loans secured by properties located in Kansas and Missouri. The Bank also originates and participates in commercial loans, and originates consumer loans and construction loans.
One- to Four-Family Residential Real Estate Lending. The Bank originates and services one- to four-family loans that are not guaranteed or insured by the federal government, and purchases one- to four-family loans, on a loan-by-loan basis, from a select group of correspondent lenders.

Originated Loans
While the Bank originates both fixed- and adjustable-rate loans, our origination volume is dependent upon customer demand for loans in our market areas. Demand is affected by the local housing market, competition, and the interest rate environment. During fiscal years 2020 and 2019, the Bank originated and refinanced $931.3 million and $581.1 million of one- to four-family loans, respectively.

Correspondent Purchased Loans
The Bank purchases one- to four-family loans, on a loan-by-loan basis, from a select group of correspondent lenders. Loan purchases enable the Bank to attain geographic diversification in the loan portfolio. At September 30, 2020, the Bank had correspondent lending relationships in 28 states and the District of Columbia. During fiscal years 2020 and 2019, the Bank purchased $448.0 million and $166.4 million, respectively, of one- to four-family loans from correspondent lenders. We generally pay a premium of 0.50% to 1.0% of the loan balance to purchase these loans, and we pay 1.0% of the loan balance to purchase the servicing of these loans. The premium paid is amortized against the interest earned over the life of the loan, which reduces the loan yield. If a loan pays off before the scheduled maturity date, the remaining premium is recognized as reduction in interest income.

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

Bulk Purchased Loans
In the past, the Bank has also purchased one- to four-family loans from correspondent and nationwide lenders in bulk loan packages. See "Part I, Item 1A. Risk Factors" for additional information regarding why the Bank no longer purchases bulk loan packages. At September 30, 2020, $158.2 million, or 76% of the Bank's bulk purchased loan portfolio, are loans guaranteed by one seller. Based on the historical performance of these loans and the seller, the Bank believes the seller has the financial ability to repurchase or replace loans if any were to become delinquent. The Bank has not experienced any losses with this group of loans since the loan package was purchased in August 2012.

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
The underwriting standards for loans purchased from correspondent and nationwide lenders are generally similar to the Bank's internal underwriting standards. The underwriting of correspondent loans is performed by the Bank's underwriters. Our standard contractual agreement with the lender/seller includes recourse options for any breach of representation or warranty with respect to the loans purchased. The Bank requested the repurchase of one loan from a lender for breach of representation during fiscal year 2020.

Adjustable-rate Mortgage ("ARM") Loans
ARM loans are offered with a three-year, five-year, or seven-year term to the initial repricing date. After the initial period, the interest rate for each ARM loan adjusts annually for the remainder of the term of the loan. Currently, the repricing index for loan originations and correspondent purchases is tied to the one-year Constant Maturity Treasury ("CMT") index; however, other indices have been used in the past, including LIBOR. See "Part I, Item 1A. Risk Factors - Risks Related to Lending Activities" for information regarding the upcoming discontinuation of LIBOR. Current adjustable-rate one- to four-family loans originated by the Bank generally provide for a specified rate limit or cap on the periodic adjustment to the interest rate, as well as a specified maximum lifetime cap and minimum rate, or floor. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as our cost of funds. Negative amortization of principal is not allowed. For three- and five-year ARM loans, borrowers are qualified based on the principal, interest, tax, and insurance payments at the initial interest rate plus the life of loan cap and the initial interest rate plus the first period cap, respectively. For seven-year ARM loans, borrowers are qualified based on the principal, interest, tax, and insurance payments at the initial rate. After the initial three-, five-, or seven-year period, the interest rate resets annually and the new principal and interest payment is based on the new interest rate, remaining unpaid principal balance, and remaining term of the ARM loan. Our ARM loans are not automatically convertible into fixed-rate loans; however, we do allow borrowers to pay an endorsement fee to convert an ARM loan into a fixed-rate loan. ARM loans can pose greater credit risks than fixed-rate loans, primarily because if interest rates rise, the borrower's payment also rises, increasing the potential for default. This specific type of risk is known as repricing risk.

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

Construction Lending
The Bank originates owner-occupied construction-to-permanent loans secured by one- to four-family residential real estate. The majority of these loans are secured by property located within the Bank's Kansas City market area. At September 30, 2020, we had $34.6 million in one- to four-family construction loans outstanding, representing 0.5% of our total loan portfolio.

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

Loan Endorsement Program
In an effort to offset the impact of repayments and to retain our customers, existing loan customers, including customers whose loans were purchased from a correspondent lender, have the opportunity, for a fee, to endorse their original loan terms to current loan terms being offered. Customers whose loans have been sold to third parties, have been delinquent on their contractual loan payments during the previous 12 months, have an active charge-off, or are currently in bankruptcy, are not eligible to participate in this program. The Bank does not solicit customers for this program, but considers it a valuable opportunity to retain customers who, based on our initial underwriting criteria, could likely obtain similar financing elsewhere. During fiscal years 2020 and 2019, the Bank endorsed $695.4 million and $121.5 million of one- to four-family loans, respectively.

Loan Sales
One- to four-family loans may be sold on a bulk basis or on a flow basis as loans are originated. Loans originated by the Bank and purchased from correspondent lenders are generally eligible for sale in the secondary market. Loans are generally sold for portfolio restructuring purposes, to reduce interest rate risk and/or to maintain a certain liquidity position. The Bank generally retains the servicing on these loans. The Bank's Asset and Liability Management Committee ("ALCO") determines the criteria upon which one- to four-family loans are to be classified as held-for-sale or held-for-investment. One- to four-family loans classified as held-for-sale are to be sold in accordance with policies set forth by ALCO. During fiscal years 2020 and 2019, the Bank did not sell any loans.

Consumer Lending. The Bank offers a variety of secured consumer loans, including home equity loans and lines of credit, home improvement loans, vehicle loans, and loans secured by savings deposits. The Bank also originates a very limited amount of unsecured loans. Generally, consumer loans are originated in the Bank's market areas. The majority of our consumer loan portfolio is comprised of home equity lines of credit which have adjustable interest rates. For a majority of the home equity lines of credit, the Bank has the first mortgage or the Bank is in the first lien position. At September 30, 2020, our consumer loan portfolio totaled $113.9 million, or approximately 2% of our total loan portfolio.

The underwriting standards for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security in relation to the proposed loan amount. For consumer loans secured by one- to four-family property, an appraisal is required if the loan is over a certain dollar threshold; otherwise, a property inspection along with county tax assessment valuations and other supporting documentation is required.

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

Commercial Lending. At September 30, 2020, the Bank's commercial loans totaled $829.7 million, or approximately 12% of our total loan portfolio. Of this amount, $372.5 million were participation loans. Total undisbursed loan amounts related to commercial loans were $154.2 million, resulting in a total commercial loan concentration of $983.9 million at September 30, 2020.

At September 30, 2020, the Bank's commercial real estate loan portfolio totaled $732.0 million or approximately 88% of our commercial loan portfolio. Our commercial real estate loans include a variety of property types, including hotels, office and retail buildings, senior housing facilities, and multi-family dwellings located in Kansas, Missouri, and 13 other states. Our largest commercial lending relationship was $68.0 million at September 30, 2020, all of which was disbursed, including $64.9 million in commercial real estate loans and $3.1 million in commercial and industrial loans. These loans were current according to their terms at September 30, 2020.

At September 30, 2020, the Bank's commercial and industrial loan portfolio totaled $97.6 million, or approximately 12% of our commercial loan portfolio. Included in this amount was $43.9 million of Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans. Excluding PPP loans, the Bank's commercial and industrial loan portfolio consists largely of loans secured by accounts receivable, inventory and equipment.

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

For non-construction properties, the historical net operating income, which is the income derived from the operation of the property less all operating expenses, generally must be at least 1.15 times the required payments related to the outstanding debt (debt service coverage ratio) at the time of origination. For construction projects, the minimum debt service coverage ratio of 1.15 applies to the projected cash flows, and the borrower must have successful experience with the construction and operation of properties similar to the subject property. As part of the underwriting process, the historical or projected cash flows are stressed under various scenarios to measure the viability of the project under adverse conditions.

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

Monitoring of Risk
For the Bank's commercial real estate loan portfolio, borrowers are generally required to provide financial information annually, including borrower financial statements, subject property rental rates and income, maintenance costs, an update of real estate property tax and insurance payments, and personal financial information for the guarantor(s). The annual review process for loans with a principal balance of $1.5 million or more or borrowing relationships with a total exposure of $5 million or more allows the Bank to monitor compliance with loan covenants and review the borrower's performance, including cash flows from operations, debt service coverage, and comparison of performance to projections and year-over-year performance trending. Additionally, the Bank monitors and performs site visits, or in the case of participation loans, obtains updates from the lead bank as needed to determine the condition of the collateral securing the loan. Depending on the financial strength of the project and/or the complexity of the borrower's financials, the Bank may also perform a global analysis of cash flows to account for all other properties owned by the borrower or guarantor. If signs of weakness are identified, the Bank may begin performing more frequent financial and/or collateral reviews or will initiate contact with the borrower, or the lead bank will contact the borrower if the loan is a participation loan, to ensure cash flows from operations are maintained at a satisfactory level to meet the debt requirements. Both macro-level and loan-level stress-test scenarios based on existing and forecasted market conditions are part of the on-going portfolio management process for the commercial real estate portfolio.

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

Our commercial loans are generally large dollar loans and involve a greater degree of credit risk than one- to four-family loans. Because payments on these loans are often dependent on the successful operation or management of the properties and/or businesses, repayment of such loans may be subject to adverse conditions in the economy, the borrower's line of business, and/or the real estate market. If the cash flows from the project or business operation are reduced, or if leases are not obtained or renewed, the borrower's ability to repay the loan may become impaired. The Bank regularly monitors the level of risk in the portfolio, including concentrations in such factors as geographic locations, collateral types, tenant brand name, borrowing relationships, and lending relationships in the case of participation loans, among other factors.

Loan Portfolio. The following table presents the composition of our loan portfolio as of the dates indicated.

	September 30,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One- to four-family:
Originated	$3,937,310	54.5%	$3,873,851	52.2%	$3,965,692	52.8%	$3,959,232	55.1%	$4,005,615	57.6%
Correspondent purchased	2,101,082	29.1	2,349,877	31.7	2,505,987	33.4	2,445,311	34.0	2,206,072	31.7
Bulk purchased	208,427	2.9	252,347	3.4	293,607	3.9	351,705	4.9	416,653	6.0
Construction	34,593	0.5	36,758	0.5	33,149	0.4	30,647	0.4	39,430	0.6
Total	6,281,412	87.0	6,512,833	87.8	6,798,435	90.5	6,786,895	94.4	6,667,770	95.9
Commercial:
Commercial real estate	626,588	8.7	583,617	7.9	426,243	5.7	183,030	2.6	110,768	1.6
Commercial and industrial	97,614	1.4	61,094	0.8	62,869	0.9	—	—	—	—
Construction	105,458	1.4	123,159	1.7	80,498	1.1	86,952	1.2	43,375	0.6
Total	829,660	11.5	767,870	10.4	569,610	7.7	269,982	3.8	154,143	2.2
Consumer loans:
Home equity	103,838	1.4	120,587	1.6	129,588	1.7	122,066	1.7	123,345	1.8
Other	10,086	0.1	11,183	0.2	10,012	0.1	3,808	0.1	4,264	0.1
Total	113,924	1.5	131,770	1.8	139,600	1.8	125,874	1.8	127,609	1.9
Total loans receivable	7,224,996	100.0%	7,412,473	100.0%	7,507,645	100.0%	7,182,751	100.0%	6,949,522	100.0%

Less:
ACL	31,527		9,226		8,463		8,398		8,540
Discounts/unearned loan fees	29,190		31,058		33,933		24,962		24,933
Premiums/deferred costs	(38,572)		(44,558)		(49,236)		(45,680)		(41,975)
Total loans receivable, net	$7,202,851		$7,416,747		$7,514,485		$7,195,071		$6,958,024

The following table presents the contractual maturity of our loan portfolio, along with associated weighted average yields, at September 30, 2020. Loans which have adjustable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses.

	One- to Four-Family		Commercial		Construction(2)		Home Equity(3)		Other Consumer		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Amounts due:
Within one year(1)	$1,237	4.51%	$117,410	4.03%	$139,667	4.27%	$2,130	5.15%	$1,161	3.36%	$261,605	4.17%

After one year:
Over one to two	2,855	4.23	106,369	3.05	384	3.75	412	5.08	971	5.50	110,991	3.11
Over two to three	10,262	3.85	49,650	4.56	—	—	402	5.37	2,220	4.92	62,534	4.46
Over three to five	46,938	3.89	75,892	4.82	—	—	1,346	5.43	3,912	3.99	128,088	4.46
Over five to ten	497,411	3.18	267,221	4.57	—	—	11,201	5.52	1,383	5.81	777,216	3.70
Over ten to fifteen	1,316,691	3.12	64,802	4.66	—	—	42,602	4.41	355	6.06	1,424,450	3.23
After fifteen years	4,371,425	3.57	42,858	4.76	—	—	45,745	4.59	84	5.67	4,460,112	3.59
Total due after one year	6,245,582	3.44	606,792	4.36	384	3.75	101,708	4.64	8,925	4.76	6,963,391	3.54

Totals loans	$6,246,819	3.44	$724,202	4.30	$140,051	4.27	$103,838	4.65	$10,086	4.60	7,224,996	3.57

Less:
ACL											31,527
Discounts/unearned loan fees											29,190
Premiums/deferred costs											(38,572)
Total loans receivable, net											$7,202,851

(1)Includes demand loans, loans having no stated maturity, and overdraft loans.
(2)Construction loans are presented based upon the estimated term to complete construction. See "One- to Four-Family Residential Real Estate Lending - Construction Lending" above for more information regarding our construction-to-permanent loan program.
(3)For home equity loans, including those that do not have a stated maturity date, the maturity date calculated assumes the borrower always makes the required minimum payment. The majority of home equity loans assume a maximum term of 240 months.

The following table presents, as of September 30, 2020, the amount of loans due after September 30, 2021, and whether these loans have fixed or adjustable interest rates.

	Fixed	Adjustable	Total
	(Dollars in thousands)
One- to four-family	$5,416,534	$829,048	$6,245,582
Commercial	416,303	190,489	606,792
Construction	—	384	384
Consumer loans:
Home equity	14,682	87,026	101,708
Other	6,504	2,421	8,925
Total	$5,854,023	$1,109,368	$6,963,391

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

For one- to four-family loans and consumer loans, when a borrower fails to make a loan payment within 15 days after the due date, a late charge is assessed and a notice is mailed. Collection personnel review all delinquent loan accounts more than 16 days past due. Attempts to contact the borrower occur, with the purpose of establishing repayment arrangements. For residential mortgage loans serviced by the Bank, beginning at approximately the 31st day of delinquency, and again at approximately the 50th day of delinquency, information notices are mailed to borrowers to inform them of the availability of payment assistance programs. Once a loan becomes 90 days delinquent, assuming a loss mitigation solution is not actively in process, a demand letter is issued requiring the loan be brought current or foreclosure procedures will be implemented. Generally, when a loan becomes 120 days delinquent, and an acceptable repayment plan or loss mitigation solution has neither been established nor is in the process of being negotiated, the loan is forwarded to legal counsel to initiate foreclosure. We also monitor whether borrowers who have filed for bankruptcy are meeting their obligation to pay the mortgage debt in accordance with the terms of the bankruptcy petition.

For purchased one- to four-family loans serviced by a third party, we monitor delinquencies using data received from the servicers. The reports generally provide total principal and interest due and length of delinquency, and are used to prepare monthly management reports and perform delinquent loan trend analysis. The information from the sub-servicer of our correspondent one- to four-family loans is generally received during the first week of the month while the information from the servicers of our one- to-four family bulk loans is received later in the month. Management also utilizes information from the servicers to monitor property valuations and identify the need to charge-off loan balances.

For commercial loans originated by the Bank, when a loan becomes past due, the Bank begins collection efforts, initially by notifying the borrower of the past due payment and attempting to determine if there have been changes in the borrower's financial condition that may affect future loan performance. If it is determined that future loan performance may be adversely affected, the Bank initiates discussions with the borrower regarding plans to ensure cash flow from operations is sufficient to satisfy the debt requirements and meet the loan covenants. Generally, once a loan becomes 90 days delinquent, foreclosure or collection procedures are initiated. For participation loans, the lead bank is responsible for all collection efforts and contact with the borrower. However, if the Bank does not receive an expected payment on a participation loan, the Bank contacts the lead bank to determine the cause of the late payment and to initiate discussions with the lead bank of collection efforts, as necessary. See "Lending Practices and Underwriting Standards – Commercial Lending – Monitoring of Risk" for additional information.

In late March 2020, the Bank suspended the initiation of foreclosure proceedings for one- to four-family loans through the end of calendar year 2020. Additionally, the Bank announced loan modification programs to support and provide relief for its borrowers during the COVID-19 pandemic. Generally, loan modifications under these programs ("COVID-19 loan modifications") for one- to four-family loans and consumer loans consist of a three-month payment forbearance of principal, interest and, in some cases, escrow.  COVID-19 loan modifications of commercial loans mainly consist of a six-month interest-only payment period. See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Loans Receivable" for additional discussion regarding COVID-19 loan modifications.
Delinquent and non-performing loans and other real estate owned ("OREO")
The following table presents the Company's 30 to 89 day delinquent loans at the dates indicated. Loans subject to payment forbearance under the Bank's COVID-19 loan modification program are not reported as delinquent during the forbearance time period. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs. Of the loans 30 to 89 days delinquent at September 30, 2020, 2019, and 2018, approximately 70%, 67%, and 74%, respectively, were 59 days or less delinquent.

	Loans Delinquent for 30 to 89 Days at September 30,
	2020		2019		2018
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	42	$3,012	90	$7,223	129	$10,647
Correspondent purchased	8	3,123	9	2,721	18	3,803
Bulk purchased	12	2,532	16	3,581	15	3,502
Commercial	2	45	8	826	6	322
Consumer	26	398	42	525	38	533
	90	$9,110	165	$14,876	206	$18,807

Loans 30 to 89 days delinquent
to total loans receivable, net		0.13%		0.20%		0.25%

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

	September 30,
	2020		2019		2018		2017		2016
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	51	$4,362	44	$3,268	67	$5,040	67	$5,515	73	$8,190
Correspondent purchased	6	2,397	4	1,008	1	449	1	91	3	985
Bulk purchased	12	2,903	6	1,465	11	3,045	13	3,371	28	7,323
Commercial	5	1,360	4	170	—	—	—	—	—	—
Consumer	14	304	25	362	30	569	22	410	31	529
	88	11,326	83	6,273	109	9,103	103	9,387	135	17,027

Loans 90 or more days delinquent or in foreclosure
as a percentage of total loans		0.16%		0.08%		0.12%		0.13%		0.24%

Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	9	$691	16	$1,183	19	$1,482	50	$4,567	70	$8,956
Correspondent purchased	—	—	—	—	2	396	8	1,690	9	2,786
Bulk purchased	—	—	1	65	—	—	4	846	1	31
Commercial	3	464	1	7	—	—	—	—	—	—
Consumer	1	9	2	35	2	9	7	113	12	328
	13	1,164	20	1,290	23	1,887	69	7,216	92	12,101
Total non-performing loans	101	12,490	103	7,563	132	10,990	172	16,603	227	29,128

Non-performing loans as a percentage of total loans		0.17%		0.10%		0.15%		0.23%		0.42%

	September 30,
	2020		2019		2018		2017		2016
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
OREO:
One- to four-family:
Originated(2)	4	$183	8	$745	8	$843	4	$58	12	$692
Correspondent purchased	—	—	—	—	—	—	—	—	1	499
Bulk purchased	—	—	—	—	1	454	5	1,279	4	1,265
Commercial	—	—	1	600	1	600	—	—	—	—
Consumer	—	—	—	—	—	—	1	67	—	—
Other	—	—	—	—	—	—	—	—	1	1,278
	4	183	9	1,345	10	1,897	10	1,404	18	3,734
Total non-performing assets	105	$12,673	112	$8,908	142	$12,887	182	$18,007	245	$32,862

Non-performing assets as a percentage of total assets		0.13%		0.10%		0.14%		0.20%		0.35%

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

The amount of interest income on nonaccrual loans and TDRs as of September 30, 2020 included in interest income was $1.0 million for the year ended September 30, 2020.  The amount of additional interest income that would have been recorded on nonaccrual loans and TDRs as of September 30, 2020, if they had performed in accordance with their original terms, was $123 thousand for the year ended September 30, 2020.

The following table presents the states where the properties securing five percent or more of the total amount of our one- to four-family loans are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at September 30, 2020. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. At September 30, 2020, potential losses, after taking into consideration anticipated PMI proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,541,606	56.7%	$2,547	29.4%	$4,457	46.1%	67%
Missouri	1,089,197	17.4	1,683	19.4	210	2.2	40
Texas	698,017	11.2	1,553	17.9	437	4.5	44
Other states	917,999	14.7	2,884	33.3	4,558	47.2	60
	$6,246,819	100.0%	$8,667	100.0%	$9,662	100.0%	62

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

The following table sets forth the recorded investment in assets, classified as either special mention or substandard, as of September 30, 2020. At September 30, 2020, there were no loans classified as doubtful, and all loans classified as loss were fully charged-off.

	Special Mention		Substandard
	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	82	$9,249	196	$15,729
Correspondent purchased	6	2,076	17	4,512
Bulk purchased	—	—	25	5,319
Commercial:
Commercial real estate	5	50,957	9	3,541
Commercial and industrial	7	1,040	3	1,368
Consumer	14	331	35	589
Total loans	114	63,653	285	31,058

OREO:
One- to four-family:
Originated	—	—	4	183
Total OREO	—	—	4	183
Total classified assets	114	$63,653	289	$31,241

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

As previously noted, in late March 2020, the Bank announced COVID-19 loan modification programs to support and provide relief for its borrowers during the COVID-19 pandemic. The Company has followed the Coronavirus Aid, Relief, and Economic Security ("CARES") Act and interagency guidance from the federal banking agencies when determining if a borrower's modification is subject to TDR classification.

The following table presents the Company's TDRs, based on accrual status, at the dates indicated.

	September 30,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Accruing TDRs	$13,205	$14,892	$20,216	$27,383	$23,177
Nonaccrual TDRs(1)	3,394	2,958	4,652	11,742	18,725
Total TDRs	$16,599	$17,850	$24,868	$39,125	$41,902

(1)Nonaccrual TDRs are included in the non-performing loan table above and are classified as substandard.

Impaired Loans. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the original contractual terms of the loan agreement. Interest income on impaired loans is recognized in the period collected unless the ultimate collection of principal is considered doubtful. The unpaid principal balance of loans reported as impaired at September 30, 2020, 2019, and 2018 was $23.1 million, $23.4 million, and $29.9 million, respectively. Included in the impaired loan balance at September 30, 2020 were $22.9 million of loans classified as either special mention or substandard.

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

Each quarter a formula analysis model is prepared which segregates the loan portfolio into categories based on certain risk characteristics. Historical loss and qualitative factors are applied to each loan category in the formula analysis model. The factors are reviewed by management quarterly to assess whether they adequately cover probable and estimable losses inherent in the loan portfolio.

During the current fiscal year, management increased the historical loss and qualitative factors applied in the formula analysis model for all loan categories and added a COVID-19 qualitative factor to the Bank's commercial loan portfolio. The increase in the factors and addition of the new qualitative factor was in response to the deterioration of economic conditions due to the COVID-19 pandemic. When determining the appropriate historical loss and qualitative factors to apply in the formula analysis model, management considered such items as: national and state unemployment and unemployment benefit claim information, amount and timing of governmental financial assistance, the Bank's COVID-19 loan modification programs, consumer spending information, industries most impacted by the COVID-19 pandemic, and a loan analysis completed by the commercial lending team.

As of September 30, 2020, unemployment benefit claims continued to be at high levels, but not as high as the late March 2020/early April 2020 timeframe. Individuals that were unemployed benefited from the Federal Pandemic Unemployment Compensation Program ("FPUC") which the CARES Act created. FPUC provided an additional $600 per week to individuals collecting regular unemployment compensation. The FPUC expired in late July 2020. There were other unemployment compensation benefits created under the CARES Act which benefited individuals that exhausted their regular unemployment insurance benefits and that are generally not eligible for regular unemployment compensation, like self-employed individuals. In early August 2020, President Trump signed an executive memorandum authorizing the Federal Emergency Management Agency to provide $300 per week in extra unemployment benefits for six weeks, which started on August 1, 2020. The majority of the financial assistance provided by the federal government, which may be masking the Bank's actual credit exposure, tapered off significantly by September 30, 2020. In late March 2020, the Bank began offering a COVID-19 loan modification program for one- to four-family and consumer loans. While the intention of the COVID-19 loan modification program was to keep customers current on their payments and therefore in their homes during the worst of the economic downturn, the program could also be masking the Bank's actual credit exposure on these loans. See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition" for additional information regarding COVID-19 loan modifications.

Many of the stay-at-home orders issued in March and April 2020 were lifted by September 30, 2020, resulting in some people returning to work, but not at the same level as prior to March 2020. Several companies are still requiring their employees to work from home and limit business travel and several colleges and schools are electing remote and/or hybrid learning. The residents of senior housing facilities continue to be generally disproportionately impacted by the COVID-19 pandemic. Consumer spending has continued to gradually rebound, but generally not in the travel, lodging, and entertainment industries. The Bank's commercial lending team analyzed the Bank's largest commercial lending relationships through September 30, 2020. Approximately 91% of all commercial loans, excluding PPP loans, were evaluated. The commercial lending team primarily focused on the lending relationships considered most at risk of short-term operational cash flow issues and/or collateral concerns, which had an aggregate unpaid principal balance of $201.2 million at September 30, 2020, and was primarily in the following categories: senior housing facilities, hotels, retail buildings, office buildings and single use buildings. These loan categories were among the categories with the highest usage of the Bank's COVID-19 loan modification program. We believe the Bank's COVID-19 loan modification program has been very beneficial to the majority of the Bank's commercial borrowers that took advantage of the program; however, as is the case with one- to four-family loans, the modifications may be masking the Bank's actual credit exposure. The commercial lending team also considered the largest credits in the industries most impacted by the COVID-19 pandemic: senior housing, hotel, retail building, office building and single use buildings. The weighted average LTV ratios based on the aggregate unpaid principal balances of senior housing, hotel, retail building, office building, and single use building loans were 69%, 58%, 67%, 75%, and 69%, respectively, at September 30, 2020. In most cases, the most recent appraisal was obtained at the time of origination.

There was no significant deterioration in credit quality indicators, such as loan delinquencies, asset classification and credit scores, during the current fiscal year; however, as noted above, the financial assistance provided by the federal government and our COVID-19 loan modifications may be masking our actual credit exposure which could result in worsening credit quality indicators in the coming months. Loans 30 to 89 days delinquent were 0.13% of total loans at September 30, 2020 and 0.20% of total loans at September 30, 2019. Loans 90 days or more delinquent or in foreclosure were 0.16% of total loans at September 30, 2020 and 0.08% of total loans at September 30, 2019. Loans classified as special mention were $63.7 million at September 30, 2020 compared to $69.8 million at September 30, 2019. Loans classified as substandard were $31.1 million at September 30, 2020 compared to $30.1 million at September 30, 2019. The weighted average credit score for our one- to four-family loan portfolio was 768 at September 30, 2020 compared to 767 at September 30, 2019. We completed a credit score update from a nationally recognized consumer rating agency during September of 2020 and 2019.

The majority of the provision for credit losses recorded in the current fiscal year was to increase the ACL to account for the increase in the factors and the addition of the new qualitative factor in the formula analysis model as a result of management's assessment of the inherent losses in the loan portfolio due to the deterioration of economic conditions. Management will continue to closely monitor economic conditions and will work with borrowers as necessary to assist them through this challenging economic climate. If economic conditions worsen or do not improve in the near term, and if future government programs, if any, do not provide adequate relief to borrowers, it is possible the Bank's ACL will need to increase in future periods. Management seeks to apply the ACL methodology in a consistent manner; however, the methodology may be modified in response to changing conditions, such as was the case during the current fiscal year. Although management believes the ACL was at a level adequate to absorb inherent losses in the loan portfolio at September 30, 2020, the level of the ACL remains an estimate that is subject to significant judgment and short-term changes.

Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments became effective for the Company on October 1, 2020. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies" for additional information.

The following table presents ACL activity and related ratios at the dates and for the periods indicated.

	Year Ended September 30,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$9,226	$8,463	$8,398	$8,540	$9,443
Charge-offs:
One- to four-family:
Originated	(64)	(75)	(136)	(72)	(200)
Correspondent	—	—	(128)	—	—
Bulk purchased	—	(26)	—	(216)	(342)
Total	(64)	(101)	(264)	(288)	(542)
Commercial:
Commercial real estate	(325)	—	—	—	—
Commercial and industrial	(24)	(124)	—	—	—
Total	(349)	(124)	—	—	—
Consumer:
Home equity	(10)	(28)	(32)	(51)	(83)
Other	(20)	(9)	(6)	(9)	(5)
Total	(30)	(37)	(38)	(60)	(88)
Total charge-offs	(443)	(262)	(302)	(348)	(630)
Recoveries:
One- to four-family:
Originated	41	22	144	4	77
Bulk purchased	265	106	196	165	374
Total	306	128	340	169	451
Commercial:
Commercial real estate	110	22	—	—	—
Commercial and industrial	—	2	—	—	—
Construction	—	25	—	—	—
Total	110	49	—	—	—
Consumer:
Home equity	23	80	22	26	25
Other	5	18	5	11	1
Total	28	98	27	37	26
Total recoveries	444	275	367	206	477
Net recoveries (charge-offs)	1	13	65	(142)	(153)
Provision for credit losses	22,300	750	—	—	(750)
Balance at end of period	$31,527	$9,226	$8,463	$8,398	$8,540

Ratio of net charge-offs during the period to
average loans outstanding during the period	—%	—%	—%	—%	—%

Ratio of net (recoveries) charge-offs during the
period to average non-performing assets	(0.01)	(0.12)	(0.42)	0.56	0.48

ACL to non-performing loans at end of period	252.42	121.99	77.01	50.58	29.32

ACL to loans receivable, net at end of period	0.44	0.12	0.11	0.12	0.12

ACL to net charge-offs	N/M(1)	N/M(1)	N/M(1)	58.9x	55.8x
(1)This ratio is not presented for the time period noted due to loan recoveries exceeding loan charge-offs during the period.

The distribution of our ACL at the dates indicated is summarized below.

	September 30,
	2020		2019		2018		2017		2016
		% of		% of		% of		% of		% of
	Amount	Loans to	Amount	Loans to	Amount	Loans to	Amount	Loans to	Amount	Loans to
	of ACL	Total Loans	of ACL	Total Loans	of ACL	Total Loans	of ACL	Total Loans	of ACL	Total Loans
	(Dollars in thousands)
One- to four-family:
Originated	$6,044	54.5%	$1,982	52.2%	$2,933	52.8%	$3,149	55.1%	$3,892	57.6%
Correspondent purchased	2,691	29.1	1,203	31.7	1,861	33.4	1,922	34.0	2,102	31.7
Bulk purchased	467	2.9	687	3.4	925	3.9	1,000	4.9	1,065	6.0
Construction	41	0.5	18	0.5	20	0.4	24	0.4	36	0.6
Total	9,243	87.0	3,890	87.8	5,739	90.5	6,095	94.4	7,095	95.9
Commercial:
Commercial real estate	16,869	8.6	3,448	7.9	1,801	5.7	1,242	2.6	774	1.6
Commercial and industrial	1,451	1.4	472	0.8	21	0.8	—	—	—	—
Construction	3,480	1.5	1,251	1.7	734	1.1	870	1.2	434	0.6
Total	21,800	11.5	5,171	10.4	2,556	7.6	2,112	3.8	1,208	2.2
Consumer loans:
Home equity	370	1.4	97	1.6	129	1.8	159	1.7	187	1.8
Other consumer	114	0.1	68	0.2	39	0.1	32	0.1	50	0.1
Total consumer loans	484	1.5	165	1.8	168	1.9	191	1.8	237	1.9
	$31,527	100.0%	$9,226	100.0%	$8,463	100.0%	$8,398	100.0%	$8,540	100.0%

The majority of the loans acquired in the CCB acquisition were not deemed purchased credit impaired ("PCI") as of the acquisition date ("non-PCI loans"). The net purchase discounts associated with non-PCI loans were compared to the amount of hypothetical ACL estimated for these loans at September 30, 2020, 2019, and 2018. See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Allowance for Credit Losses" for additional information regarding management's estimation of the hypothetical ACL for non-PCI loans. As a result of this analysis, management determined the net purchase discounts were not sufficient, so ACL was recorded on those loans at September 30, 2020. At September 30, 2019 and 2018, the net purchase discounts were sufficient and no ACL was required on those loans.

The ratio of ACL to loans receivable, by loan type, at the dates indicated is summarized below. As discussed above, the ACL increased during the current fiscal year resulting in an overall increase in the ACL to loans receivable ratio at September 30, 2020 compared to the other dates presented in the table below. The bulk purchased loan ACL to loans receivable ratio decreased at September 30, 2020 compared to September 30, 2019 due to the portion of the loan portfolio guaranteed by a third party representing more of the overall portfolio balance. Included in the commercial and industrial loan category at September 30, 2020 are PPP loans. PPP loans are 100% guaranteed by the SBA so the Bank did not record ACL on those loans at September 30, 2020.

	At September 30,
	2020	2019	2018	2017	2016
One- to four-family:
Originated	0.15%	0.05%	0.07%	0.08%	0.10%
Correspondent purchased	0.13	0.05	0.07	0.08	0.10
Bulk purchased	0.22	0.27	0.32	0.28	0.26
Construction	0.12	0.05	0.06	0.08	0.09
Total	0.15	0.06	0.08	0.09	0.11
Commercial:
Commercial real estate	2.69	0.59	0.42	0.68	0.70
Commercial and industrial	1.49	0.77	0.03	—	—
Construction	3.30	1.02	0.91	1.00	1.00
Total	2.63	0.67	0.45	0.78	0.78
Consumer	0.42	0.13	0.12	0.15	0.19
Total	0.44	0.12	0.11	0.12	0.12

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

ALCO considers various factors when making investment decisions, including the liquidity, credit, interest rate risk, and tax consequences of the proposed investment options. The composition of the investment portfolio will be affected by various market conditions, including the slope of the yield curve, the level of interest rates, the impact on the Bank's interest rate risk, the trend of net deposit flows, repayments of borrowings, loan originations and purchases, and commercial construction loan funding.

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

We have the ability to classify securities as either trading, available-for-sale ("AFS"), or held-to-maturity ("HTM") at the date of purchase. Securities that are purchased and held principally for resale in the near future are classified as trading securities and are reported at fair value with unrealized gains and losses reported in the consolidated statements of income. AFS securities are reported at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) ("AOCI") within stockholders' equity, net of deferred income taxes. HTM securities are reported at cost, adjusted for amortization of premium and accretion of discount. Effective September 30, 2019, the

Company adopted ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities and certain components of ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments that are applicable to ASU 2017-12. As part of the adoption, the Company reclassified its entire portfolio of HTM securities, totaling $444.7 million at amortized cost, to AFS securities.

On a quarterly basis, management reviews securities for the presence of an other-than-temporary impairment. The process involves monitoring market events and other items that could impact issuers. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies" for additional information. Management does not believe any other-than-temporary impairments existed at September 30, 2020.

Investment Securities. Our investment securities portfolio consists primarily of debentures issued by GSEs (primarily Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal Home Loan Banks) and non-taxable municipal bonds. At September 30, 2020, our investment securities portfolio totaled $380.1 million. The portfolio consisted entirely of securities classified as AFS. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4. Securities" and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investment Securities" for additional information.

Mortgage-Backed Securities. At September 30, 2020, our MBS portfolio totaled $1.18 billion. The portfolio consisted entirely of securities classified as AFS and were primarily issued by GSEs. The principal and interest payments of MBS issued by GSEs are collateralized by the underlying mortgage assets with principal and interest payments guaranteed by the GSEs. The underlying mortgage assets are conforming mortgages that comply with FNMA and FHLMC underwriting guidelines, as applicable, and are therefore not considered subprime. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4. Securities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Mortgage-Backed Securities" for additional information.

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

At September 30, 2020, the MBS portfolio included $70.5 million of collateralized mortgage obligations ("CMOs"). CMOs are special types of MBS in which the stream of principal and interest payments on the underlying mortgages or MBS are used to create investment classes with different maturities and, in some cases, different amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics. We do not purchase residual interest bonds.

While MBS issued by FNMA and FHLMC carry a reduced credit risk compared to whole mortgage loans, these securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of the underlying mortgage loans and consequently affect both the prepayment speed and value of the securities. As noted above, the Bank, on some transactions, pays a premium over par value on MBS purchased. Large premiums could cause significant negative yield adjustments due to accelerated prepayments on the underlying mortgages. The balance of net premiums on our portfolio of MBS at September 30, 2020 was $11.9 million.

The following table sets forth the composition of our investment and MBS portfolios as of the dates indicated. At September 30, 2020, our investment securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our stockholders' equity, excluding those issued by GSEs.

	September 30,
	2020			2019			2018
	Carrying	% of	Fair	Carrying	% of	Fair	Carrying	% of	Fair
	Value	Total	Value	Value	Total	Value	Value	Total	Value
	(Dollars in thousands)
AFS:
MBS	$1,180,803	75.7%	$1,180,803	$936,487	77.7%	$936,487	$445,090	62.3%	$445,090
GSE debentures	370,340	23.7	370,340	249,954	20.8	249,954	265,398	37.1	265,398
Municipal bonds	9,807	0.6	9,807	18,422	1.5	18,422	4,126	0.6	4,126
	1,560,950	100.0%	1,560,950	1,204,863	100.0%	1,204,863	714,614	100.0%	714,614

HTM:
MBS	—	—%	—	—	—%	—	591,900	96.7%	580,825
Municipal bonds	—	—	—	—	—	—	20,418	3.3	20,246
	—	—%	—	—	—%	—	612,318	100.0%	601,071
	$1,560,950		$1,560,950	$1,204,863		$1,204,863	$1,326,932		$1,315,685

The composition and maturities of the investment and MBS portfolio at September 30, 2020 are indicated in the following table by remaining contractual maturity, without consideration of call features or pre-refunding dates, along with associated weighted average yields. Yields on tax-exempt investments are not calculated on a fully taxable equivalent basis.

	1 year or less		More than 1 to 5 years		More than 5 to 10 years		Over 10 years		Total Securities
	Carrying		Carrying		Carrying		Carrying		Carrying
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)
MBS	$3,664	2.63%	$58,924	1.90%	$272,681	2.34%	$845,534	1.82%	$1,180,803	1.94%
GSE debentures	—	—	370,340	0.62	—	—	—	—	370,340	0.62
Municipal bonds	4,009	1.47	5,798	1.85	—	—	—	—	9,807	1.69
	$7,673	2.02	$435,062	0.81	$272,681	2.34	$845,534	1.82	$1,560,950	1.62

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

The Board of Directors has authorized the utilization of brokers to obtain deposits as a source of funds. Depending on market conditions, the Bank may use brokered deposits to fund asset growth and gather deposits that may help to manage interest rate risk. No brokered deposits were acquired during fiscal year 2020 and there were no brokered deposits outstanding at September 30, 2020 or 2019.

The Board of Directors also has authorized the utilization of public unit certificates of deposit as a source of funds. In order to qualify to obtain such deposits, the Bank must have a branch in each county in which it collects public unit certificates of deposit and, by law, must pledge securities as collateral for all such balances in excess of the FDIC insurance limits. At September 30, 2020 and 2019, the balance of public unit certificates of deposit was $254.8 million and $294.9 million, respectively.

As of September 30, 2020, the Bank's policy allows for combined brokered and public unit certificates of deposit up to 15% of total deposits. At September 30, 2020, that amount was approximately 4% of total deposits.

Borrowings. We utilize borrowings when we need additional capacity to fund loan demand or when they help us meet our asset and liability management objectives. Historically, our term borrowings have consisted primarily of FHLB advances. FHLB advances may be made pursuant to several different credit programs, each of which has its own interest rate, maturity, repayment, and embedded options, if any. At September 30, 2020, $1.15 billion of our FHLB advances were fixed-rate advances with no embedded options and $640.0 million of our FHLB advances were variable-rate, also with no embedded options. The variable-rate advances are tied to interest rate swaps, effectively converting the adjustable-rate borrowings into fixed-rate liabilities. At times, the Bank supplements FHLB borrowings with repurchase agreements, wherein the Bank enters into agreements with Board-approved counterparties to sell securities under agreements to repurchase them. These agreements are recorded as financing transactions as the Bank maintains effective control over the transferred securities. Repurchase agreements are made at mutually agreed upon terms between counterparties and the Bank. The use of repurchase agreements allows for the diversification of funding sources and the use of securities that were not being leveraged as collateral. The Bank also regularly uses its FHLB line of credit as a source of funding. The Bank's internal policy limits total borrowings to 55% of total assets.

At September 30, 2020, we had $1.79 billion of FHLB advances, at par, outstanding and did not have a balance outstanding on the Bank's FHLB line of credit, for a total of 19% of Bank Call Report total assets as of September 30, 2020. Total FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of Bank Call Report total assets without the pre-approval of FHLB senior management. The Bank's borrowing limit ranged from 50% to 55% of Bank Call Report total assets during fiscal year 2020, as approved by the president of FHLB. At September 30, 2020, the approved limit was 50%.

At September 30, 2020, the Bank did not have any repurchase agreements outstanding. The Bank may enter into repurchase agreements as management deems appropriate, not to exceed 15% of total assets and subject to the internal policy limit on total borrowings of 55%. The securities underlying the agreements continue to be reported in the Bank's securities portfolio.

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

	2020	2019	2018
	(Dollars in thousands)
Short-term FHLB borrowings:
Balance at end of period	$843,000	$1,090,000	$975,000
Maximum balance outstanding at any month-end during the period	1,240,000	1,090,000	2,975,000
Average balance	1,024,866	1,208,456	2,189,483
Weighted average contractual interest rate during the period	1.62%	2.34%	1.65%
Weighted average contractual interest rate at end of period	0.76	2.15	2.00

Subsidiary Activities

At September 30, 2020, the Company had one wholly-owned subsidiary, the Bank. The Bank provides a full range of retail banking services through 54 banking offices serving primarily the metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia and Salina, Kansas and portions of the metropolitan area of greater Kansas City. At September 30, 2020, the Bank had two wholly-owned subsidiaries, Capitol Funds, Inc. and Capital City Investments, Inc. At September 30, 2020, Capitol Funds, Inc. had one wholly-owned subsidiary, Capitol Federal Mortgage Reinsurance Company ("CFMRC"), which historically served as a reinsurance company for certain PMI companies the Bank uses in its normal course of operations. CFMRC stopped writing new business for the Bank in January 2010. Capital City Investments, Inc. is a real estate and investment holding company. Each wholly-owned subsidiary is reported with the Company on a consolidated basis.

Regulation and Supervision

Set forth below is a description of certain laws and regulations that are applicable to Capitol Federal Financial, Inc. and the Bank. This description is intended as a brief summary of selected features of such laws and regulations and is qualified in its entirety by references to the laws and regulations applicable to the Company and the Bank.

General. The Bank, as a federally chartered savings bank, is subject to regulation and oversight by the OCC extending to all aspects of its operations. This regulation of the Bank is intended for the protection of depositors and other customers and not for the purpose of protecting the Company's stockholders. The Bank is required to maintain minimum levels of regulatory capital and is subject to some limitations on capital distributions to the Company. See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Limitations on Dividends and Other Capital Distributions" for additional information regarding capital distributions and regulatory requirements. The Bank also is subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law.

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

As a federally chartered savings bank, the Bank is required to meet a Qualified Thrift Lender ("QTL") test in order to avoid certain restrictions on its operations. This test requires the Bank to have at least 65% of its portfolio assets, as defined by statute, in qualified thrift investments at month-end for 9 out of every 12 months on a rolling basis. Under an alternative test, the Bank's business must consist primarily of acquiring the savings of the public and investing in loans, while maintaining 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986. Under either test, the Bank is required to maintain a significant portion of its assets in residential housing related loans and investments. An institution that fails to qualify as a QTL based upon one of these tests is immediately subject to certain restrictions on its operations, including a prohibition against capital distributions, except with the prior approval of both the OCC and the FRB, as necessary to meet the obligations of a company controlling the institution. If the Bank fails the QTL test and does not regain QTL status within one year, or fails the test for a second time, the Company must immediately register as, and become subject to, the restrictions applicable to a bank holding company. The activities authorized for a bank holding company are more limited than are the activities authorized for a savings and loan holding company. Three years after failing the test, an institution must divest all investments and cease all activities not permissible for both a national bank and a savings association. Failure to meet the QTL test is a statutory violation subject to enforcement action. As of September 30, 2020, the Bank met the QTL test.

The Bank is subject to a 35% of total assets limit on non-real estate consumer loans, commercial paper and corporate debt securities, and a 20% limit on commercial non-mortgage loans. At September 30, 2020, the Bank was in compliance with these limits.

The Bank's relationship with its depositors and borrowers is regulated to a great extent by federal laws and regulations, especially in such matters as the ownership of savings accounts and the form and content of mortgage requirements. In addition, the branching authority of the Bank is regulated by the OCC. The Bank is generally authorized to branch nationwide.

The Bank is subject to a statutory lending limit on aggregate loans to one person or a group of persons combined because of certain common interests. The general limit is equal to 15% of our unimpaired capital and surplus, plus an additional 10% for loans fully secured by readily marketable collateral. At September 30, 2020, the Bank's lending limit under this restriction was $180.1 million. The Bank has no loans or loan relationships in excess of its lending limit. Total loan commitments and loans outstanding to the Bank's largest borrowing relationship totaled $68.0 million at September 30, 2020, all of which was current according to its terms.

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

The FDIC assesses deposit insurance premiums on all FDIC-insured institutions quarterly based on annualized rates. Under these rules, assessment rates for an institution with total assets of less than $10 billion are determined by weighted average CAMELS composite ratings and certain financial ratios, and range from 1.5 to 30.0 basis points, subject to certain adjustments. For the fiscal year ended September 30, 2020, the Bank paid $914 thousand in FDIC premiums. Assessment rates are applied to an institution's assessment base, which is its average consolidated total assets minus its average tangible equity during the assessment period.
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
Since established small institutions contributed to the DIF while the reserve ratio was between 1.15% and 1.35%, the FDIC has provided assessment credits to the established small institutions for the portion of their assessments that contributed to the increase. The Bank received $2.8 million in credits to apply to FDIC assessments. Pursuant to regulatory guidance, once the reserve ratio exceeds 1.38%, credits are allocated to banks with less than $10 billion in assets. These credits were utilized to offset the Bank's premium assessments until they were exhausted. The Bank utilized $1.6 million and $1.2 million of the credit during fiscal year 2020 and 2019, respectively.

FDIC-insured institutions were required to pay additional quarterly assessments known as "FICO assessments" in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. The rate for these assessments was adjusted quarterly and was applied to the same base used for the deposit insurance assessment. These assessments were discontinued during fiscal year 2019 when the bonds matured. As such, the Bank did not pay any FICO assessments during fiscal year 2020.

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
In September 2019, the regulatory agencies, including the OCC and FRB, adopted a final rule, effective January 1, 2020, creating a community bank leverage ratio ("CBLR") for institutions with total consolidated assets of less than $10 billion and that meet other qualifying criteria related to off-balance sheet exposures and trading assets and liabilities. The CBLR provides for a simple measure of capital adequacy for qualifying institutions. Management has elected to use the CBLR framework for the Bank and Company.

The CBLR is calculated as Tier 1 Capital to average consolidated assets as reported on an institution's regulatory reports. Tier 1 Capital, for the Company and the Bank, generally consists of common stock plus related surplus and retained earnings, adjusted for goodwill and other intangible assets and AOCI-related amounts. Qualifying institutions that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the well-capitalized ratio requirements. In April 2020, as directed by Section 4012 of the CARES Act, the regulatory agencies introduced temporary changes to the CBLR. These changes, which subsequently were adopted as a final rule, temporarily reduce the CBLR requirement to 8% through the end of 2020. Beginning in 2021, the CBLR requirement will increase to 8.5% for the calendar year before returning to 9% in 2022. A qualifying institution utilizing the CBLR framework that fails to maintain a leverage ratio greater than the required percentage is allowed a two-quarter grace period in which to increase its leverage ratio back above the required percentage. During the grace period, a qualifying institution will still be considered well capitalized so long as it maintains a leverage ratio of no more than one percent less than the required percentage. If an institution either fails to meet all the qualifying criteria within the grace period, or fails to maintain a leverage ratio of no more than one percent less than the required percentage, it becomes ineligible to use the CBLR framework and must instead comply with generally applicable capital rules, sometimes referred to as Basel III rules.

For the quarter ended September 30, 2020, the Bank reported in its Call Report quarterly average assets of $9.45 billion and a CBLR of 12.4%, and the Company reported to the FRB quarterly average assets of $9.45 billion and a CBLR of 13.7%. At September 30, 2020, the Bank was considered well capitalized under OCC regulations. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 14. Regulatory Capital Requirements" and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for additional regulatory capital information.

The OCC has the ability to establish individual minimum capital requirements for a particular institution which vary from the capital levels that would otherwise be required under the applicable capital regulations based on such factors as concentrations of credit risk, levels of interest rate risk, the risks of non-traditional activities, and other circumstances. The OCC has not imposed any such requirement on the Bank.

The OCC is authorized and, under certain circumstances, required to take certain actions against federal savings banks that are considered not to be adequately capitalized because they fail to meet the minimum requirements associated with their elected capital framework. Any such institution must submit a capital restoration plan for OCC approval and may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and may not make capital distributions. The OCC may impose further restrictions. The plan must include a guaranty by the institution's holding company limited to the lesser of 5% of the institution's assets when it became undercapitalized, or the amount necessary to restore the institution to adequately capitalized status.

Community Reinvestment and Consumer Protection Laws. In connection with its lending activities, the Bank is subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. These include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 ("SAFE Act"), and the Community Reinvestment Act ("CRA"). In addition, federal banking regulators, pursuant to the Gramm-Leach-Bliley Act, have enacted regulations limiting the ability of banks and other financial institutions to disclose nonpublic consumer information to non-affiliated third parties. The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated third parties. With respect to federal consumer protection laws, regulations are generally promulgated by the CFPB, but the OCC examines the Bank for compliance with such laws.

The CRA requires the appropriate federal banking agency, in connection with its examination of an FDIC-insured institution, to assess its record in meeting the credit needs of the communities served by the institution, including low and moderate income neighborhoods. The federal banking regulators take into account the institution's record of performance under the CRA when considering applications for mergers, acquisitions, and branches. Under the CRA, institutions are assigned a rating of outstanding, satisfactory, needs to improve, or substantial non-compliance. The Bank received a satisfactory rating in its most recently completed CRA evaluation.

In May 2020, the OCC released a final rule amending its regulations under the CRA. The final rule clarifies and expands the activities that qualify for CRA credit, updates where activities count for such credits and seeks to provide more consistent and objective measures for evaluating performance. The final rule became effective on October 1, 2020 but compliance with the amended requirements is not mandatory for the Bank until January 1, 2023.

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
The Company stock held by persons who are affiliates of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. For this purpose, affiliates are generally considered to be executive officers, directors and principal stockholders. If the Company meets specified current public information requirements, each affiliate of the Company generally may sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System. The FRB requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the FRB reduced reserve requirement ratios to zero percent effective on March 26, 2020, to support lending to households and businesses. At September 30, 2020, the Bank was in compliance with the reserve requirements in place at that time and is still in compliance with the reserve requirements through the date of this filing.

The Bank is authorized to borrow from the Federal Reserve Bank "discount window." An eligible institution need not exhaust other sources of funds before going to the discount window, nor are there restrictions on the purposes for which the institution can use primary credit. At September 30, 2020, the Bank had no outstanding borrowings from the discount window.

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

As a member, the Bank is required to purchase and maintain capital stock in FHLB. The minimum required FHLB stock amount is generally 4.5% of the Bank's FHLB advances and outstanding balance against the FHLB line of credit, and 2% of the outstanding principal of loans sold into the Mortgage Partnership Finance program. At September 30, 2020, the Bank had a balance of $93.9 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received dividends on its FHLB stock, although no assurance can be given that these dividends will continue. On a quarterly basis, management conducts a financial review of FHLB to determine whether an other-than-temporary impairment of the FHLB stock is present. At September 30, 2020, management concluded there was no such impairment.

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

Economic Growth, Regulatory Relief and Consumer Protection Act and Other Regulations. In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the "Regulatory Relief Act"), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Regulatory Relief Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory changes for community banks such as the Bank, and their holding companies.

The Regulatory Relief Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single CBLR, as described above, under "Regulatory Capital Requirements." In addition, the Regulatory Relief Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

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

Taxation
Federal Taxation. The Company and the Bank are subject to federal income taxation in the same general manner as other corporations. The Company files a consolidated federal income tax return. The Company is no longer subject to federal income tax examination for fiscal years prior to 2017. For federal income tax purposes, the Bank currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on September 30 for filing its federal income tax return. Changes to the corporate federal income tax rate would result in changes to the Company's effective income tax rate and would require the Company to remeasure its deferred tax assets and liabilities based on the tax rate in the years in which those temporary differences are expected to be recovered or settled.

State Taxation. The earnings/losses of Capitol Federal Financial, Inc., Capitol Funds, Inc. and Capital City Investments, Inc. are combined for purposes of filing a consolidated Kansas corporate tax return.  The Kansas corporate tax rate is 4.0%, plus a surcharge of 3.0% on earnings greater than $50 thousand.

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

Employees and Human Capital Resources

At September 30, 2020, we had a total of 793 employees, including 125 part-time employees. The full-time equivalent of our total employees at September 30, 2020 was 757. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good. We believe our ability to attract and retain employees is a key to our success. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas. In addition, we are committed to developing our staff through continuing education when applicable and specialty education within banking, using universities that offer Banking Management programs. Leadership development is supported through our Leadership Forum series, on a biannual basis, for mid-level leaders within the organization. We have also used outside consultants for business simulations in the past for training purposes, and this is expected to continue.

Information about our Executive Officers

John B. Dicus. Age 59 years. Mr. Dicus is Chairman of the Board of Directors, Chief Executive Officer, and President of the Bank and the Company. He has served as Chairman since January 2009 and Chief Executive Officer since January 2003. He has served as President of the Bank since 1996 and of the Company since its predecessor's inception in March 1999. Prior to accepting the responsibilities of Chief Executive Officer, he served as Chief Operating Officer of the Bank and the Company. Prior to that, he served as the Executive Vice President of Corporate Services for the Bank for four years. He has been with the Bank in various other positions since 1985.

Kent G. Townsend. Age 59 years. Mr. Townsend serves as Executive Vice President and Chief Financial Officer of the Bank, its subsidiary, and the Company. Mr. Townsend also serves as Treasurer for the Company, Capitol Funds, Inc. and CFMRC. Mr. Townsend was promoted to Executive Vice President, Chief Financial Officer and Treasurer on September 1, 2005. Prior to that, he served as Senior Vice President, a position he held since April 1999, and Controller of the Company, a position he held since March 1999. He has served in similar positions with the Bank since September 1995. He served as the Financial Planning and Analysis Officer with the Bank for three years and has held other financial-related positions since joining the Bank in 1984.

Rick C. Jackson. Age 55 years. Mr. Jackson serves as Executive Vice President, Chief Lending Officer and Community Development Director of the Bank and the Company.  He also serves as the Chief Executive Officer of Capitol Funds, Inc., a subsidiary of the Bank, and President of CFMRC.  He has been with the Bank since 1993 and has held the position of Community Development Director since that time. He has held the position of Chief Lending Officer since February 2010.

Natalie G. Haag. Age 61 years.  Ms. Haag serves as Executive Vice President and General Counsel of the Bank and the Company.  Prior to joining the Bank and the Company in August 2012, Ms. Haag was 2nd Vice President, Director of Governmental Affairs and Assistant General Counsel for Security Benefit Corporation and Security Benefit Life Insurance Company in Topeka, Kansas. Security Benefit provides retirement products and services, including annuities and mutual funds.  Ms. Haag was employed by Security Benefit since 2003.  The Security Benefit companies are not parents, subsidiaries or affiliates of the Bank or the Company.

Anthony S. Barry. Age 56 years. Mr. Barry serves as Executive Vice President, Chief Corporate Services Officer of the Bank and the Company. Prior to joining the Bank and the Company in October 2018, Mr. Barry was engaged in the private practice of law for 29 years in real estate and general litigation, with an emphasis in construction law. Mr. Barry also served as a board member of a bank holding company in Arizona from 1998 to 2008.
Daniel L. Lehman. Age 55 years. Mr. Lehman serves as Executive Vice President, Chief Retail Operations Officer of the Bank and Company. Prior to accepting those responsibilities in October 2016, he served as First Vice President and Accounting Director, a position held since May 2003 and Controller, a position held since 2005.

Robert D. Kobbeman. Age 65 years. Mr. Kobbeman joined the Bank and the Company at the time of the acquisition of CCB and serves as Executive Vice President, Chief Commercial Banking Officer. Prior to joining the Bank and the Company, Mr. Kobbeman was the President and Chief Executive Officer and a director of Capital City Bank since 2002. From 1998 to 2002, Mr. Kobbeman served as Executive Vice President, Chief Lending Officer of Capital City Bank.

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

Risks Related to Macroeconomic Conditions

The impact of the COVID-19 pandemic on our customers, employees and business operations has had, and will likely continue to have, a significant adverse effect on our business, results of operations and financial condition.
The COVID-19 pandemic created a global public-health crisis that resulted in challenging economic conditions for households and businesses. The economic impact of the COVID-19 pandemic impacted a broad range of industries. Many areas of consumer spending have rebounded since the initial onset of the COVID-19 pandemic, but generally not related to travel and entertainment. There is increasing concern about the longer lasting impact on local business, as well as travel and entertainment, resulting from the COVID-19 pandemic. There is also concern about resurgences of COVID-19 as we move into the winter months.

The Federal Reserve returned to a zero-interest rate policy in March 2020 and the U.S. government enacted several fiscal stimulus measures to counteract the economic disruption caused by the COVID-19 pandemic and provide economic assistance to businesses and households. The dramatic lowering of market interest rates in a short period of time had an adverse effect on the Company's asset yields. The majority of the fiscal assistance provided by the federal government to businesses and households significantly tapered off by September 30, 2020, which could adversely impact the ability of borrowers to repay their loans. The Company's financial performance is dependent upon the ability of borrowers to repay their loans.

The COVID-19 pandemic resulted in changes to our business operations during the current year and could continue to result in changes to operations in future periods. Depending on the severity and length of the COVID-19 pandemic, which is impossible to predict, we could experience significant disruptions in our business operations if key personnel or a significant number of employees were to become unavailable due to the effects of, and restrictions resulting from, the COVID-19 pandemic, as well as decreased demand for our products and services.

There is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the COVID-19 pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. Asset quality may deteriorate and the amount of our ACL may not be sufficient for future loan losses we may experience. This could require us to increase our reserves and recognize more expense in future periods. The changes in market rates of interest and the impact that has on our ability to price our products may reduce our net interest income in the future or negatively impact the demand for our products. There is some risk that operational costs could continue to increase as we maintain existing facilities in accordance with health guidelines as well as potentially have staff work remotely.

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

An economic downturn, especially one affecting our geographic market areas and certain regions of the country where we have correspondent loans secured by one- to four-family properties, could adversely impact our business and financial results.
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans secured by residential properties; therefore, we are particularly exposed to downturns in regional housing markets and, to a lesser extent, the U.S. housing market, along with changes in the levels of unemployment or underemployment. We monitor the current status and trends of local and national employment levels and trends and current conditions in the real estate and housing markets in our local market areas and certain areas where we have correspondent loans secured by one- to four-family properties. Adverse conditions in our local economies and in certain areas where we have correspondent loans secured by one- to four-family properties, such as inflation, unemployment, recession, natural disasters or pandemics, or other factors beyond our control, could impact the ability of our borrowers to repay their loans. Any one or a combination of these events may have an adverse impact on borrowers' ability to repay their loans, which could result in increased delinquencies, non-

performing assets, loan losses, and future loan loss provisions. Decreases in local real estate values could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure.

Risks Related to Lending Activities

The increase in commercial loans in our loan portfolio exposes us to increased lending and credit risks, which could adversely impact our financial condition and results of operations.
A growing portion of our loan portfolio consists of commercial loans.  These loan types tend to be larger than and in different geographic regions from most of our existing loan portfolio and are generally considered to have different and greater risks than one- to four-family residential real estate loans and may involve multiple loans to groups of related borrowers. A growing commercial loan portfolio also subjects us to greater regulatory scrutiny. Furthermore, these loan types can expose us to a greater risk of delinquencies, non-performing assets, loan losses, and future loan loss provisions than one- to four-family residential real estate loans because repayment of such loans often depends on the successful operation of a business or of the underlying property.  Repayment of such loans may be affected by factors outside the borrower's control, such as adverse conditions in the real estate market, the economy, environmental factors, natural disasters or pandemics, and/or changes in government regulation. Also, there are risks inherent in commercial real estate construction lending as the value of the project is uncertain prior to the completion of construction and subsequent lease-up. A sudden downturn in the economy or other unforeseen events could result in stalled projects or collateral shortfalls, thus exposing us to increased credit risk.

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
We make several assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the ACL that is adequate to absorb inherent losses in the loan portfolio, management analyzes and considers several elements, such as current economic conditions, loan modification programs and activity, performance of our loan portfolio, loan growth and concentrations, and industry and peer charge-off and ACL information. If actual results differ significantly from our assumptions, our ACL may not be sufficient to cover inherent losses in our loan portfolio, resulting in additions to our ACL and an increase in the provision for credit losses.  Bank regulators also periodically review our loan portfolio, the ACL, and our assumptions underlying the determinations we have made regarding the ACL, and as a result may require us to increase our ACL and/or recognize additional loan charge-offs, both resulting in an increase in the provision for credit losses.

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

As of September 30, 2020, the Company has identified $500.7 million of adjustable-rate one- to four-family loans for which the repricing index was tied to LIBOR and the loan maturity date is after December 31, 2021. Our one- to four-family loan agreements generally allow the Bank to choose a new alternative reference rate based upon comparable information if the current index is no longer available. During the June 30, 2019 quarter, the Bank discontinued the use of LIBOR for the origination of adjustable-rate one- to four-family loans and no longer purchases correspondent one- to four-family loans that use LIBOR. The Bank began using the one-year CMT index for newly originated and correspondent purchased one- to four-family adjustable-rate loans. At September 30, 2020, none of the Bank's consumer or commercial loans use a repricing index tied to LIBOR. The Bank has interest rate swaps maturing after December 31, 2021 with a notional amount of $465.0 million at September 30, 2020 that are tied to LIBOR. The Bank's swap agreements are governed by the International Swap Dealers Association ("ISDA"). ISDA is in the process of developing fallback language for swap agreements and is expected to establish a protocol to allow counterparties to modify legacy trades to include the new fallback language.

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

Risks Related to Cybersecurity, Third Parties, and Technology

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

Our business and operations depend on the secure processing, storage and transmission of confidential and other information in our information systems and those of our third-party service providers. Although we devote significant resources and management focus to ensuring the integrity of our information systems through information security measures, risk management practices, relationships with threat intelligence providers and business continuity planning, our facilities, computer systems, software and networks, and those of our third-party service providers, may be vulnerable to external or internal security breaches, acts of vandalism, unauthorized access, misuse, computer viruses or other malicious code and cyber-attacks that could have a security impact. In addition, breaches of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to our confidential or other information or the confidential or other information of our customers, employees or others. While we regularly conduct security and risk assessments on our systems and those of our third-party service providers, there can be no assurance that their information security protocols are sufficient to withstand a cyber-attack or other security breach. Across our industry, the cost of minimizing these risks and investigating incidents has continued to increase with the frequency and sophistication of these threats. To date, the Company has no knowledge of a material information security breach affecting its systems.

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

Our customers are also targets of cyber-attacks and identity theft. There continues to be instances involving financial services and consumer-based companies reporting the unauthorized disclosure of client or customer information or the destruction or theft of corporate data. Large scale identity theft could result in customers' accounts being compromised and fraudulent activities being performed in their name. We have implemented certain safeguards against these types of activities but they may not fully protect us from fraudulent financial losses. The occurrence of a breach of security involving our customers' information, regardless of its origin, could damage our reputation and result in a loss of customers and business and subject us to additional regulatory scrutiny, and could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

Third party vendors subject the Company to potential business, reputation and financial risks.
Third party vendors are sources of operational and information security risk to the Company, including risks associated with operations errors, information system interruptions or breaches, and unauthorized disclosures of sensitive or confidential customer information. The Company requires third party vendors to maintain certain levels of information security; however, vendors may remain vulnerable to breaches, unauthorized access, misuse, computer viruses, and/or other malicious attacks that could ultimately compromise sensitive information. We have developed procedures and processes for selecting and monitoring third party vendors, but ultimately we are dependent on these third party vendors to secure their information. If these vendors encounter any of these types of issues, or if we have difficulty communicating with them, we could be exposed to disruption of operations, loss of service or connectivity to customers, reputational damage, and litigation risk that could have a material adverse effect on our business, financial condition and results of operations.

The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements, because of changes in the vendor's organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which could have a material adverse effect on our business and, in turn, our financial condition and results of operations. Additionally, replacing certain third party vendors could also entail significant delay and expense.

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

Risks Related to Competition

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

Risks Related to Regulation

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

Other Risks

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

Our risk- management and compliance programs and functions may not be effective in mitigating risk and loss.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
At September 30, 2020, we had 45 traditional branch offices and 9 in-store branch offices. The Bank owns the office building and related land in which its home office and executive offices are located, and 34 of its other branch offices. The remaining 19 branches are either leased or partially owned.

For additional information regarding our lease obligations, see "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 18. Leases."

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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing
Capitol Federal Financial, Inc. common stock is traded on the Global Select tier of the NASDAQ Stock Market under the symbol "CFFN". At November 19, 2020, there were approximately 8,539 Capitol Federal Financial, Inc. stockholders of record.

Share Repurchases
On October 28, 2015, the Company announced a stock repurchase plan for up to $70.0 million of common stock. During the current fiscal year, the Company repurchased $23.8 million, or 2,558,100 shares, of common stock. As of September 30, 2020, there was still $46.2 million authorized under the existing stock repurchase plan for additional purchases of the Company's common stock. Subsequent to September 30, 2020 through November 24, 2020, the Company repurchased an additional $1.5 million, or 164,400 shares, of common stock. This plan has no expiration date; however, the Federal Reserve Bank's approval for the Company to repurchase shares extends through August 2021. Since the Company completed its second-step conversion in December 2010, $393.4 million worth of shares of common stock have been repurchased.

The following table summarizes our share repurchase activity during the three months ended September 30, 2020 and additional information regarding our share repurchase program.

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the
	Purchased	per Share	or Programs	Plans or Programs
July 1, 2020 through
July 31, 2020	—	$—	—	$70,000,000
August 1, 2020 through
August 31, 2020	—	—	—	70,000,000
September 1, 2020 through
September 30, 2020	2,558,100	9.31	2,558,100	46,196,180
Total	2,558,100	9.31	2,558,100	46,196,180

Stockholders and General Inquiries
Copies of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 are available to stockholders at no charge in the Investor Relations section of our website, www.capfed.com.

Stockholder Return Performance Presentation
The information presented below assumes $100 invested on September 30, 2015 in the Company's common stock and in each of the indices, and assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

Total Return Performance
Index Value
275
250
225
200
175
150
125
100
75
50
09/30/15
09/30/16
09/30/17
09/30/18
09/30/19
09/30/20
Capitol Federal Financial, Inc.
NASDAQ Composite Index
SNL U.S. Bank & Thrift Index

	Period Ending
Index	9/30/2015	9/30/2016	9/30/2017	9/30/2018	9/30/2019	9/30/2020
Capitol Federal Financial, Inc.	100.00	123.80	137.11	127.06	148.12	104.91
NASDAQ Composite Index	100.00	116.42	144.00	180.24	181.19	255.40
SNL U.S. Bank & Thrift Index	100.00	103.39	145.42	156.32	154.40	113.66
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

	At September 30,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Selected Balance Sheet Data:
Total assets	$9,487,218	$9,340,018	$9,449,547	$9,192,916	$9,267,247
Loans receivable, net	7,202,851	7,416,747	7,514,485	7,195,071	6,958,024
Securities:
AFS	1,560,950	1,204,863	714,614	415,831	527,301
HTM	—	—	612,318	827,738	1,100,874
FHLB stock	93,862	98,456	99,726	100,954	109,970
Deposits	6,191,408	5,581,867	5,603,354	5,309,868	5,164,018
Borrowings	1,789,313	2,239,989	2,285,033	2,373,808	2,572,389
Stockholders' equity	1,284,859	1,336,326	1,391,622	1,368,313	1,392,964

	For the Year Ended September 30,
	2020	2019	2018	2017	2016
	(Dollars and counts in thousands, except per share amounts)
Selected Operations Data:
Total interest and dividend income	$304,978	$329,954	$321,892	$313,186	$301,113
Total interest expense	115,643	123,564	123,119	117,804	108,931
Net interest and dividend income	189,335	206,390	198,773	195,382	192,182
Provision for credit losses	22,300	750	—	—	(750)
Net interest and dividend income after
provision for credit losses	167,035	205,640	198,773	195,382	192,932
Deposit service fees	11,285	12,740	15,636	15,053	14,835
Other non-interest income	8,314	9,218	6,399	7,143	8,477
Total non-interest income	19,599	21,958	22,035	22,196	23,312
Salaries and employee benefits	52,996	53,145	46,563	43,437	42,378
Other non-interest expense	53,008	53,799	50,339	46,221	51,927
Total non-interest expense	106,004	106,944	96,902	89,658	94,305
Income before income tax expense	80,630	120,654	123,906	127,920	121,939
Income tax expense	16,090	26,411	24,979	43,783	38,445
Net income	$64,540	$94,243	$98,927	$84,137	$83,494

Basic earnings per share	$0.47	$0.68	$0.73	$0.63	$0.63
Average basic shares outstanding	137,897	137,677	134,698	134,082	133,045
Diluted earnings per share	$0.47	$0.68	$0.73	$0.63	$0.63
Average diluted shares outstanding	137,901	137,735	134,759	134,244	133,176

	2020	2019	2018	2017	2016
Performance Ratios:
Return on average assets(1)	0.69%	0.99%	0.94%	0.75%	0.74%
Return on average equity(1)	4.92	6.94	7.25	6.09	5.95
Dividends paid per share	$0.68	$0.98	$0.88	$0.88	$0.84
Dividend payout ratio	145.43%	143.17%	119.60%	140.20%	133.86%
Operating expense ratio	1.13	1.12	0.92	0.80	0.84
Efficiency ratio(1)	50.74	46.83	43.89	41.21	43.76
Ratio of average interest-earning assets
to average interest-bearing liabilities	1.13x	1.14x	1.13x	1.12x	1.13x
Net interest margin(1)	2.12%	2.26%	1.95%	1.79%	1.75%

Interest rate spread information:
Average during period(1)	1.94	2.07	1.80	1.66	1.63
End of period	1.92	2.04	2.18	2.04	1.92

Asset Quality Ratios:
Non-performing assets to total assets	0.13	0.10	0.14	0.20	0.35
Non-performing loans to total loans	0.17	0.10	0.15	0.23	0.42
ACL to non-performing loans	252.42	121.99	77.01	50.58	29.32
ACL to loans receivable, net	0.44	0.12	0.11	0.12	0.12

Capital Ratios:
Equity to total assets at end of period	13.5	14.3	14.7	14.9	15.0
Average equity to average assets	14.0	14.3	13.0	12.4	12.4
Company CBLR/Tier 1 leverage ratio(2)	13.7	13.8	14.9	12.3	12.3
Bank CBLR/Tier 1 leverage ratio(2)	12.4	12.1	13.0	10.8	10.9

Other Data:
Number of traditional offices	45	44	48	37	37
Number of in-store offices	9	10	10	10	10
(1)The table below provides a reconciliation between certain performance ratios presented in accordance with accounting principles generally accepted in the United States of America ("GAAP") and those same performance ratios excluding the effects of the leverage strategy, which are not presented in accordance with GAAP. Management believes it is important for comparability purposes to provide the performance ratios without the leverage strategy because of its unique nature. The leverage strategy reduces some of our performance ratios, even though it increases our net income, due to the small amount of earnings associated with the transaction in comparison to the size of the transaction. The leverage strategy was not in place during the current fiscal year due to the negative interest rate spreads between the related FHLB borrowings and cash held at the Federal Reserve Bank of Kansas City ("FRB of Kansas City"), making the transaction unprofitable.

	For the Year Ended September 30,
	2019			2018
	Actual	Leverage	Non-	Actual	Leverage	Non-
	(GAAP)	Strategy	GAAP	(GAAP)	Strategy	GAAP
Return on average assets	0.99%	(0.02)%	1.01%	0.94%	(0.13)%	1.07%
Return on average equity	6.94	—	6.94	7.25	0.13	7.12
Efficiency ratio	46.83	—	46.83	43.89	(0.30)	44.19
Net interest margin	2.26	(0.04)	2.30	1.95	(0.29)	2.24
Average interest rate spread	2.07	(0.03)	2.10	1.80	(0.26)	2.06

	For the Year Ended September 30,
	2017			2016
	Actual	Leverage	Non-	Actual	Leverage	Non-
	(GAAP)	Strategy	GAAP	(GAAP)	Strategy	GAAP
Return on average assets	0.75%	(0.14)%	0.89%	0.74%	(0.14)%	0.88%
Return on average equity	6.09	0.21	5.88	5.95	0.17	5.78
Efficiency ratio	41.21	(0.63)	41.84	43.76	(0.42)	44.18
Net interest margin	1.79	(0.36)	2.15	1.75	(0.35)	2.10
Average interest rate spread	1.66	(0.32)	1.98	1.63	(0.30)	1.93

(2)The Tier 1 leverage ratio was replaced with the CBLR when the Bank and Company elected to use the CBLR framework beginning in fiscal year 2020. See "Part I, Item 1. Business - Regulation and Supervision - Regulatory Capital Requirements" for additional information regarding the CBLR.

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

The Company provides a full range of banking services through the Bank, which is a wholly-owned subsidiary of the Company headquartered in Topeka, Kansas. The Bank has 45 traditional and nine in-store banking offices serving primarily the metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia and Salina, Kansas and portions of the Kansas City metropolitan area. We have been, and intend to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. The Company's results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, securities, and cash, and the interest paid on deposits and borrowings.

Company's Actions and Impact on Operations as a Result of the COVID-19 Pandemic

Management's actions related to the COVID-19 pandemic and the impact of the pandemic on certain aspects of the Company's business during fiscal year 2020 are summarized below.

Bank operations - In mid-March 2020, preventative health measures were put in place including elimination of business-related travel, implementing mandatory work from home for all employees able to do so, social distancing precautions for all employees in Bank offices, and preventative cleaning at offices and branches. Lobby services were limited to appointment only while drive-through, mobile, and online banking became the Bank's primary channels of serving customers. Retail loan closings were conducted with customers coming to our drive-through facilities and commercial loans were closed in person only when necessary. All employees continued to be paid their regular salary and receive full benefits. In mid-May 2020, lobbies reopened with limitations on the number of customers in a branch at one time. We also implemented operational measures to promote social distancing when customers visit branches and installed sneeze guards. There are several other precautions being taken at our locations such as extra cleaning in high traffic/touch areas and providing locations with additional cleaning supplies, hand sanitizer and masks. In early June 2020, back-office employees started to return to the office in phases. Due to the increase in COVID-19 cases in late June into July 2020, management rolled back the changes to the lobbies that occurred mid-May and adjusted the return to office phases, where necessary, for back-office employees and lobby services were again by appointment only. In mid-September 2020, lobbies were reopened once again. Management continues to monitor COVID-19 cases and will adjust operational plans as necessary.

Loan modification programs - In late March 2020, the Bank announced loan modification programs to support and provide relief for its borrowers during the COVID-19 pandemic. Generally, loan modifications under these programs ("COVID-19 loan modifications") for one- to four-family loans and consumer loans consist of a three-month payment forbearance of principal, interest and, in some cases, escrow.  COVID-19 loan modifications of commercial loans mainly consist of a six-month interest-only payment period. See "Financial Condition - Loans Receivable" below for additional discussion regarding COVID-19 loan modifications.
As of September 30, 2020, the Bank had 193 one- to four-family loans totaling $39.8 million and 27 consumer loans totaling $795 thousand that were still in their deferral period. The deferral period concluded by September 30, 2020 for $199.7 million of one- to four-family loans and $1.6 million of consumer loans.

As of September 30, 2020, the Bank had 204 commercial loans with a combined gross loan amount of $367.4 million, which includes undisbursed amounts, that were still in their deferral period. The deferral period concluded by September 30, 2020 for $43.5 million, or 11%, of the commercial loans subject to COVID-19 loan modifications. All of these loans were current as of September 30, 2020. The deferral period for the majority of the remaining commercial loans concluded by November 16, 2020.

Small Business Administration Paycheck Protection Program loans - As of September 30, 2020, the Bank had originated and funded 791 PPP loans totaling $43.9 million, with a median loan amount of $19 thousand, and received origination fees totaling $1.9 million associated with these loans. These loans are fully guaranteed by the SBA. The program ended August 8, 2020. Through November 16, 2020, $12.2 million of the Bank's PPP loans have been forgiven by the SBA.

On October 8, 2020 the SBA released a streamlined loan forgiveness application for PPP loans in amounts of $50 thousand or less. Of the PPP loans originated by the Bank, 611 loans totaling $9.6 million, or 22% of the Bank's aggregate PPP loan balance, were in amounts less than $50 thousand and will be eligible for the streamlined forgiveness process.

Capital, liquidity, and dividends - Management performed stress test scenarios during April 2020. Based on the Company's existing capital levels, deposit inflows, loan underwriting policies, loan concentration, and geographical diversification, no liquidity or capital concerns were identified as a result of the stress tests. Management continues to anticipate being able to manage the economic risks and uncertainties associated with the COVID-19 pandemic and the Bank remaining well capitalized with sufficient liquidity to serve our customers.

Deposit balances have increased due primarily to the economic stimulus payments, a reduction in consumer spending, and PPP loan proceeds being deposited at the Bank. As a result, management is currently faced with the challenge of excess liquidity. Due to the nature of deposit cash flows, management does not know how long the excess liquidity will continue. As such, management has elected, for the time being, to reduce the Bank's level of borrowings and increase the balance of securities using the excess liquidity from the deposit portfolio.

With earnings of $0.47 per share for fiscal year 2020, and a cash balance at the holding company level of $82.5 million, the Company has the resources to continue to pay its regular quarterly dividend of $0.085 per share for the foreseeable future. Given the state of economic uncertainty and how that may play out with the credit risk exposure in the Bank's loan portfolio, the Company elected to defer the annual True Blue dividend in June 2020 and did not ask at that time for a regulatory non-objection to move capital from the Bank to the Company to pay that dividend. It is management's intention to ask for a regulatory non-objection at some point in the future to pay this dividend when economic conditions are more certain. It is currently the Company's intention to pay out 100% of its fiscal year 2021 earnings.

Management's Evolving Response to COVID-19 - There is continued concern about a resurgence of COVID-19 as we enter the winter months. In October and November 2020, COVID-19 cases, hospitalizations, and deaths nationally and in our local market areas increased compared to the summer months, including to new record levels in some areas. The Kansas Governor recently issued an executive order establishing a statewide face-covering protocol as part of her administration's strategy to keep schools and businesses open and to protect the economy. We continue to be confronted with a significant and unfamiliar degree of uncertainty as to how a resurgence will impact our customers, employees, and operations and how actions taken by governmental authorities and other third parties in response to a resurgence will impact our customers, employees, and operations. We will continue to monitor COVID-19 cases and will adjust operational plans as necessary. We will also continue to assist our customers as necessary during these uncertain times. See "Part I, Item 1A. Risk Factors - Risks Related to Macroeconomic Conditions" for additional discussion regarding the impact the COVID-19 pandemic may have on our business, results of operations and financial condition.

Impact on Market Interest Rates as a Result of COVID-19 Pandemic and Company's Response

The Federal Reserve, in response to economic risks resulting from the COVID-19 pandemic, returned to a zero-interest rate policy in March 2020. This was after most broader market rates decreased significantly in response to evolving news about the COVID-19 pandemic. The dramatic lowering of interest rates in a short period of time impacted the operations and performance of the Bank. Deteriorating economic conditions included more than 20 million people becoming unemployed in the United States in one month's time, with more than 58 million in total filing for unemployment benefits, along with immediate reductions in consumer spending on almost all categories of purchases except groceries and staples, and closure or significantly reduced operations of restaurants, bars, airlines, hotels, and entertainment and hospitality venues, among others, and had a devastating impact on the economy. Since that time, many areas of consumer spending have rebounded, generally locally and not related to travel and entertainment. As previously described, we adjusted our operations in response to the

COVID-19 pandemic and have worked with both our retail and commercial customers to help them manage their debt during this period of economic uncertainty as our regulators or the CARES Act have allowed. There is increasing concern about the longer lasting impact on local business as well as travel and entertainment resulting from the COVID-19 pandemic. This could cause a longer recovery time for all sectors of the economy and could make it challenging for sectors that have had better recoveries to maintain that recovery in the long run.

We have been responding and expect to continue to respond to local market conditions regarding the loan and deposit rates we offer. We responded to lower market rates for lending by lowering rates offered on our one- to four-family loan products over the course of the year. Given current market interest rates, rates offered on new loans and the recent volume of one- to four-family refinances and endorsements allowing borrowers to take advantage of the lower current market interest rates, the yield on the total loan portfolio is likely to continue to decrease. Additionally, with significant cash inflows realized due to investment securities being called and prepayments on MBS increasing, the yields on reinvested funds into new securities are lower than portfolio yields. Since the onset of the pandemic the Bank lowered its offered rates on all retail deposit products except checking and savings accounts. Changes in the rates paid on money market accounts have an immediate impact on the cost of our deposits, while the impact of reducing rates offered on our certificate of deposit products lower the cost of deposits only as certificates of deposit reprice lower when they mature. As the Bank further monitors rates offered and the cost of borrowings, we anticipate that the average cost of our interest-bearing liabilities will continue to decrease.

Considering the drastic changes in market rates and the ongoing economic uncertainty, even with the changes the Bank has made to its cost of funding, with the lower rates on new mortgage loans, refinances, endorsements and new securities also at lower rates, our net interest margin could continue to decrease, with further downside risk as a result of high levels of prepayments and premium amortization on correspondent one- to four-family loans and MBS.

Summary of Results of Operation and Financial Condition

The Company recognized net income of $64.5 million, or $0.47 per share, for the year ended September 30, 2020 compared to net income of $94.2 million, or $0.68 per share, for the year ended September 30, 2019. The decrease in net income was due primarily to a $21.6 million increase in provision for credit losses and a decrease in net interest income, partially offset by a decrease in income tax expense.

Net interest income decreased $17.1 million, or 8.3%, from the prior year to $189.3 million for the current year. The leverage strategy was suspended at certain times during the prior year and during all of the current year due to the negative interest rate spreads between the related FHLB borrowings and cash held at the FRB of Kansas City, making the transaction unprofitable. Excluding the effects of the leverage strategy, net interest income decreased $16.9 million, or 8.2% compared to the prior year. The decrease in net interest income excluding the effects of the leverage strategy was due to a $20.9 million decrease in interest and dividend income, partially offset by a $4.0 million decrease in interest expense. Interest and dividend income decreased across all interest-earning asset types, with the most significant being a $13.7 million decrease in interest income on loans receivable, primarily related to correspondent loans. Interest income on correspondent loans decreased due primarily to a reduction in the portfolio balance and rate related to payoffs exceeding purchases, new loans purchased at lower market interest rates, and downward repricing of existing loans, along with an increase in premium amortization due to payoffs and endorsements. Interest expense on borrowings, excluding the effects of the leverage strategy, decreased $5.4 million due to replacing FHLB advances at lower market rates and a reduction in the rate and usage of the Bank's FHLB line of credit. This was partially offset by a $1.4 million increase in interest expense on deposits due to an increase in the cost of the retail/business certificate of deposit portfolio.

The net interest margin decreased 14 basis points, from 2.26% for the prior year to 2.12% for the current year. When the leverage strategy is in place, it increases our net interest income but reduces the net interest margin due to the amount of earnings from the transaction in comparison to the size of the transaction. Excluding the effects of the leverage strategy, the net interest margin would have decreased 18 basis points, from 2.30% for the prior year to 2.12% for the current year. The decrease in the net interest margin, excluding the effects of the leverage strategy, was due mainly to a decrease in the loan portfolio yield, specifically the yield on the correspondent one- to four-family loan portfolio.

Total assets at September 30, 2020 were $9.49 billion, an increase of $147.2 million, or 1.6% from September 30, 2019. The increase was due mainly to an increase in securities, partially offset by a decrease in loans receivable. Securities were purchased with cash flows from payments on the loan portfolio and growth in the deposit portfolio. Total loans decreased $213.9 million from September 30, 2019 to September 30, 2020. The decrease was primarily in the one- to four-family correspondent loans and one- to four-family bulk purchased loans, partially offset by an increase in one- to four-family originated loans and commercial loans. During the current year, the Bank originated and refinanced $1.00 billion of one- to four-family and consumer loans with a weighted average rate of 3.27% and purchased $448.0 million of one- to four-family loans from correspondent lenders with a weighted average rate of 3.29%. The Bank also originated $165.5 million of commercial loans with a weighted average rate of 3.52% and entered into commercial real estate loan participations of $93.6 million at a weighted average rate of 4.16%. The commercial loan portfolio totaled $829.7 million at September 30, 2020 and was composed of 75% commercial real estate, 12% commercial and industrial, and 13% commercial construction. Total commercial real estate and commercial construction potential exposure, including undisbursed amounts and outstanding commitments totaling $205.5 million, was $937.5 million at September 30, 2020. Total commercial and industrial potential exposure, including undisbursed amounts and outstanding commitments of $21.7 million, was $119.3 million at September 30, 2020.

Total deposits at September 30, 2020 were $6.19 billion, an increase of $609.5 million, or 10.9%, from September 30, 2019. Non-maturity deposits increased $575.9 million, including a $242.8 million increase in checking accounts, a $220.8 million increase in money market accounts, and a $112.3 million increase in savings accounts. Retail/business certificates of deposit increased $73.7 million during the current year, mainly in the business-related certificates of deposit category. These increases were partially offset by a $40.1 million decrease in public unit certificates of deposit.

Total borrowings at September 30, 2020 were $1.79 billion, a decrease of $450.7 million, or 20.1%, from September 30, 2019. The decrease was due to not renewing a portion of the FHLB advances and repurchase agreements that matured during the current year and repaying the FHLB line of credit balance. Cash flows from the deposit portfolio were used to pay off maturing borrowings and the FHLB line of credit.

Stockholders' equity was $1.28 billion at September 30, 2020 compared to $1.34 billion at September 30, 2019. The $51.5 million decrease was due primarily to the payment of cash dividends totaling $93.9 million and the repurchase of common stock totaling $23.8 million, partially offset by net income of $64.5 million during the current year. During the current fiscal year, the Company repurchased 2,558,100 shares of common stock. In the long run, management considers the Bank's equity to total assets ratio of at least 10% an appropriate level of capital. At September 30, 2020, this ratio was 12.3%. The cash dividends paid during the current year totaled $0.68 per share and consisted of a $0.34 per share cash true-up dividend related to fiscal year 2019 earnings, paid in December 2019, per the Company's dividend policy, and four regular quarterly cash dividends of $0.085 per share, totaling $0.34 per share.

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

Historical loss factors are applied to each loan category in the formula analysis model. Additionally, qualitative factors that management believes impact the collectability of the loan portfolio as of the evaluation date are applied to each loan category.  Qualitative loss factors increase as loans are classified or become delinquent. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies" for additional information related to the historical and qualitative loss factors utilized in the formula analysis model.

The historical loss and qualitative factors applied in the formula analysis model are reviewed quarterly by management to assess whether the factors adequately cover probable and estimable losses inherent in the loan portfolio.  Our ACL methodology permits modifications to the formula analysis model in the event that, in management's judgment, significant factors which affect the collectability of the portfolio or any category of the loan portfolio, as of the evaluation date, have changed from the current formula analysis model.  Management's evaluation of the qualitative factors with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with a specific problem loan or portfolio segment.

During the current fiscal year, management increased the historical loss and qualitative factors applied in the formula analysis model for all loan categories and added a COVID-19 qualitative loss factor to the Bank's commercial loan portfolio. The increase in the factors and the addition of the new qualitative factor was in response to the deterioration of economic conditions due to the COVID-19 pandemic. Management considered several items when determining the appropriate historical loss and qualitative factors to apply in the formula analysis model. Such considerations included: national and state unemployment and unemployment benefit claim information, amount and timing of governmental financial assistance, the Bank's COVID-19 loan modification program, consumer spending information, industries most impacted by the COVID-19 pandemic and a loan analysis completed by the commercial lending team. Management also evaluated the Bank's historical and peer ACL to loan ratios and charge-off ratios taking into consideration the economic conditions during those time periods. After applying the higher and new factors in the formula analysis model, management then considered the calculated ACL to loans ratio compared to historical and peer ratios to determine the appropriate amount of ACL at September 30, 2020, considering the economic conditions at that point in time.

Non-PCI loans that have not become impaired subsequent to the acquisition date are included in the formula analysis model. For these loans, the Company estimates a hypothetical amount of ACL. The Company applies the same historical and qualitative loss factors as the Bank's formula analysis model to establish the hypothetical amount of ACL. This amount is compared with the remaining net purchase discount for the non-PCI loans to test for credit quality deterioration and the possible need for an additional loan loss provision. To the extent the remaining net purchase discount of the pool is greater than the hypothetical ACL, no additional ACL is necessary. If the remaining net purchase discount of the pool is less than the hypothetical ACL, the difference results in an increase to the ACL recorded through a provision for credit losses.

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

ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments became effective for the Company on October 1, 2020. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies" for additional information.

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

The Company's interest rate swaps are measured at fair value on a recurring basis. The estimated fair value of the interest rate swaps are obtained from the counterparty and are determined by a discounted cash flow analysis using observable market-based inputs. Changes in the fair value of the interest rate swaps are recorded, net of tax, as AOCI in stockholders' equity. The Company did not have any other financial instruments that were measured at fair value on a recurring basis at September 30, 2020.

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

Management Strategy
We are a community-oriented financial institution dedicated to serving the needs of customers in our market areas. Our commitment is to provide qualified borrowers the broadest possible access to home ownership through our mortgage lending programs and to offer a complete set of personal and commercial banking products and services to our customers.  We strive to enhance stockholder value while maintaining a strong capital position.  To achieve these goals, we focus on the following strategies:

•Lending. We are one of the leading originators of one- to four-family loans in the state of Kansas.  We originate these loans primarily for our own portfolio, and we service the loans we originate. We also purchase one- to four-family loans from correspondent lenders. In addition, we offer several commercial lending options to our customers and participate in commercial loans with other lenders. We offer both fixed- and adjustable-rate products with various terms to maturity and pricing options.  We maintain strong relationships with local real estate agents to attract mortgage loan business. We rely on our marketing efforts and customer service reputation to attract mortgage business from walk-in customers, customers that apply online, and existing customers.
•Deposit Services. We offer a wide array of retail and business deposit products and services. These products include checking, savings, money market, certificates of deposit, and retirement accounts. Our deposit services are provided through a branch network of 54 locations, including traditional branches and retail in-store locations, our call center which operates on extended hours, mobile banking, telephone banking, and online banking and bill payment services.
•Cost Control. We generally are very effective at controlling our costs of operations. By using technology, we are able to centralize our loan servicing and deposit support functions for efficient processing.  We serve a broad range of customers through relatively few branch locations.  Our average deposit base per traditional branch at September 30, 2020 was approximately $123.6 million.  This large average deposit base per branch helps to control costs.  Our one- to four-family lending strategy and our effective management of credit risk allows us to service a large portfolio of loans at efficient levels because it costs less to service a portfolio of performing loans. We recognize it is more expensive to offer a full suite of commercial products and services, but we will continue our efforts to control those costs.
•Asset Quality. We utilize underwriting standards for our lending products, including the loans we purchase and participate in, that are designed to limit our exposure to credit risk.  We require complete documentation for both originated and purchased loans, and make credit decisions based on our assessment of the borrower's ability to repay the loan in accordance with its terms. Additionally, we monitor the asset quality of existing loans and strive to work proactively with customers who face challenging financial conditions.
•Capital Position. Our policy has always been to protect the safety and soundness of the Bank through credit and operational risk management, balance sheet strength, and sound operations. The end result of these activities has been a capital ratio in excess of the well-capitalized standards set by the OCC. We believe that maintaining a strong capital position safeguards the long-term interests of the Bank, the Company, and our stockholders.
•Stockholder Value. We strive to provide stockholder value while maintaining a strong capital position.  One way that we continue to provide returns to stockholders is through our dividend payments.  Total dividends declared and paid during fiscal year 2020 were $93.9 million.  The Company's cash dividend payout policy is reviewed quarterly by management and the Board of Directors, and the ability to pay dividends under the policy depends upon a number of factors, including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company level. For fiscal year 2021, it is the intention of the Board of Directors to continue the payout of 100% of the Company's earnings to its stockholders through regular quarterly dividends and a true-up dividend.  Stockholder value is also provided through common stock repurchases. During fiscal year 2020, the Company repurchased $23.8 million, or 2,558,100 shares, of common stock.
•Interest Rate Risk Management. Changes in interest rates are our primary market risk as our balance sheet is almost entirely comprised of interest-earning assets and interest-bearing liabilities.  As such, fluctuations in interest rates have a significant impact not only upon our net income but also upon the cash flows related to those assets and liabilities and the market value of our assets and liabilities.  In order to maintain what we believe to be acceptable levels of net interest income in varying interest rate environments, we actively manage our interest rate risk and assume a moderate amount of interest rate risk consistent with board policies.

Financial Condition
Assets. Total assets at September 30, 2020 were $9.49 billion, an increase of $147.2 million, or 1.6% from September 30, 2019. The increase was due mainly to an increase in securities, partially offset by a decrease in loans receivable. Securities were purchased with cash flows from the loan portfolio and growth in the deposit portfolio.

Loans Receivable. The following table presents the balance and weighted average rate of our loan portfolio as of the dates indicated. Approximately 67% of the one- to four-family loan portfolio balance at September 30, 2020 was comprised of loans that had a balance of $510 thousand or less at the time of origination. The weighted average interest rate on our loan portfolio decreased 26 basis points, to 3.55% at September 30, 2020. The decrease was due primarily to the downward repricing of the one- to four-family originated and correspondent purchased portfolios as a result of endorsements, payoffs of loans with higher rates, and originations and purchases at lower market rates during the year.

	September 30, 2020		September 30, 2019
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
One- to four-family:
Originated	$3,937,310	3.50%	$3,873,851	3.74%
Correspondent purchased	2,101,082	3.49	2,349,877	3.64
Bulk purchased	208,427	2.41	252,347	2.94
Construction	34,593	3.30	36,758	4.00
Total	6,281,412	3.46	6,512,833	3.68
Commercial:
Commercial real estate	626,588	4.29	583,617	4.48
Commercial and industrial	97,614	2.79	61,094	5.14
Construction	105,458	4.04	123,159	4.81
Total	829,660	4.08	767,870	4.58
Consumer loans:
Home equity	103,838	4.66	120,587	6.15
Other	10,086	4.40	11,183	4.57
Total	113,924	4.64	131,770	6.02
Total loans receivable	7,224,996	3.55	7,412,473	3.81

Less:
ACL	31,527		9,226
Discounts/unearned loan fees	29,190		31,058
Premiums/deferred costs	(38,572)		(44,558)
Total loans receivable, net	$7,202,851		$7,416,747

Loan Activity - The following tables summarize activity in the loan portfolio, along with weighted average rates where applicable, for the periods indicated, excluding changes in ACL, discounts/unearned loan fees, and premiums/deferred costs. Loans that were paid off as a result of refinances are included in repayments. Loan endorsements are not included in the activity in the following table because a new loan is not generated at the time of the endorsement. The endorsed balance and rate are included in the ending loan portfolio balance and rate. During fiscal year 2020, the Bank endorsed $695.4 million of one- to four-family loans, reducing the average rate on those loans by 83 basis points. Commercial loan renewals are not included in the activity in the following table unless new funds are disbursed at the time of renewal. During the initial days of the COVID-19 pandemic, correspondent one- to four-family loan application acceptance was suspended by the Bank but existing correspondent applications and commitments continued to progress through the approval and funding process. One- to four-family correspondent new loan application acceptance resumed in mid-June 2020.

	For the Three Months Ended
	September 30, 2020		June 30, 2020		March 31, 2020		December 31, 2019
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$7,407,442	3.64%	$7,493,280	3.74%	$7,424,834	3.77%	$7,412,473	3.81%
Originated and refinanced:
Fixed	265,424	2.98	277,904	2.83	172,891	3.44	233,693	3.52
Adjustable	44,625	3.68	60,626	3.75	55,946	4.11	55,126	4.30
Purchased and participations:
Fixed	61,435	3.07	131,739	3.28	125,612	3.46	123,118	3.77
Adjustable	4,396	2.76	62,510	3.76	18,985	2.96	13,801	3.06
Change in undisbursed loan funds	13,898		(32,202)		24,049		(9,743)
Repayments	(572,536)		(586,434)		(328,644)		(403,361)
Principal recoveries/(charge-offs), net	312		19		(314)		(16)
Other	—		—		(79)		(257)
Ending balance	$7,224,996	3.55	$7,407,442	3.64	$7,493,280	3.74	$7,424,834	3.77

	For the Year Ended September 30,
	2020		2019
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$7,412,473	3.81%	$7,507,645	3.74%
Originated and refinanced:
Fixed	949,912	3.15	505,334	4.10
Adjustable	216,323	3.97	319,608	4.77
Purchased and participations:
Fixed	441,904	3.44	186,135	4.64
Adjustable	99,692	3.47	76,305	4.40
Change in undisbursed loan funds	(3,998)		52,220
Repayments	(1,890,975)		(1,233,157)
Principal recoveries, net	1		13
Other	(336)		(1,630)
Ending balance	$7,224,996	3.55	$7,412,473	3.81

The following table presents loan origination, refinance, and purchase activity for the periods indicated, excluding endorsement activity, along with associated weighted average rates and percent of total. Commercial loan renewals are not included in the activity in the following table except to the extent new funds are disbursed at the time of renewal. Loan originations, purchases, and refinances are reported together. During fiscal year 2019, the Bank discontinued the use of LIBOR for adjustable-rate one- to four-family loan originations and no longer purchases correspondent one- to four-family loans that use LIBOR, since LIBOR is expected to be discontinued by the end of calendar year 2021. Adjustable-rate one- to four-family loan originations and purchases are now tied to the one-year CMT index, which, to date, does not appear to have had any impact on our ability and opportunities to originate and purchase adjustable-rate one- to four-family loans.

	For the Year Ended
	September 30, 2020			September 30, 2019
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family:(1)
<= 15 years	$384,937	2.79%	22.5%	$106,966	3.56%	9.8%
> 15 years	804,898	3.41	47.1	420,243	4.14	38.6
One- to four-family construction	44,754	3.28	2.6	51,663	4.13	4.8
Commercial:
Commercial real estate	44,005	4.17	2.7	27,886	6.21	2.6
Commercial and industrial	65,174	1.92	3.8	15,291	5.24	1.4
Commercial construction	39,346	4.71	2.3	59,108	4.85	5.4
Home equity	4,493	5.83	0.3	5,411	6.20	0.5
Other	4,209	5.67	0.2	4,901	5.29	0.5
Total fixed-rate	1,391,816	3.24	81.5	691,469	4.24	63.6

Adjustable-rate:
One- to four-family:(2)
<= 36 months	5,800	2.80	0.3	9,786	3.57	0.9
> 36 months	125,865	2.95	7.4	139,511	3.70	12.8
One- to four-family construction	12,984	2.97	0.8	19,364	3.86	1.8
Commercial:
Commercial real estate	50,697	4.56	3.0	100,142	4.84	9.2
Commercial and industrial	6,360	4.72	0.4	27,496	5.63	2.5
Commercial construction	53,563	4.06	3.1	30,251	5.39	2.8
Home equity	58,709	4.95	3.4	66,893	6.33	6.2
Other	2,037	3.86	0.1	2,470	3.51	0.2
Total adjustable-rate	316,015	3.81	18.5	395,913	4.70	36.4

Total originated, refinanced and purchased	$1,707,831	3.35	100.0%	$1,087,382	4.41	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$395,778	3.34		$118,758	4.31
Participations - commercial	46,126	4.29		67,377	5.24
Total fixed-rate purchased/participations	441,904	3.44		186,135	4.64

Adjustable-rate:
Correspondent - one- to four-family	52,192	2.94		47,655	3.83
Participations - commercial	47,500	4.04		28,650	5.35
Total adjustable-rate purchased/participations	99,692	3.47		76,305	4.40
Total purchased/participation loans	$541,596	3.44		$262,440	4.57

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

One- to Four-Family Loans - The following table presents, for our portfolio of one- to four-family loans, the amount, percent of total, weighted average credit score, weighted average LTV ratio, and average balance per loan as of the dates presented. Credit scores are updated at least annually, with the latest update in September 2020, from a nationally recognized consumer rating agency. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

	September 30, 2020
		% of	Credit		Average
	Amount	Total	Score	LTV	Balance
	(Dollars in thousands)
Originated	$3,937,310	63.0%	771	62%	$145
Correspondent purchased	2,101,082	33.6	765	64	379
Bulk purchased	208,427	3.4	767	60	300
	$6,246,819	100.0%	768	63	187

	September 30, 2019
		% of	Credit		Average
	Amount	Total	Score	LTV	Balance
	(Dollars in thousands)
Originated	$3,873,851	59.8%	768	62%	$140
Correspondent purchased	2,349,877	36.3	765	65	371
Bulk purchased	252,347	3.9	762	61	304
	$6,476,075	100.0%	767	63	186

The following table presents originated, refinanced, and correspondent purchased activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average LTVs and weighted average credit scores for the periods indicated. Included in the "Refinanced by Bank customers" line item are correspondent loans that were refinanced with the Bank. Of the loans originated during the current year, $300.4 million were refinanced from other lenders. Of the loans originated and refinanced during the current year, 76% had loan values of $510 thousand or less. Of the correspondent loans purchased during the current year, 20% had loan values of $510 thousand or less.

	For the Year Ended
	September 30, 2020			September 30, 2019
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$662,678	74%	767	$494,739	78%	760
Refinanced by Bank customers	268,590	67	765	86,381	68	752
Correspondent purchased	447,970	71	768	166,413	73	762
	$1,379,238	72	767	$747,533	76	760

The following table presents the amount, percent of total, and weighted average rate, by state, of one- to four-family loan originations and correspondent purchases where originations and purchases in the state exceeded five percent of the total amount originated and purchased during the year ended September 30, 2020.

State	Amount	% of Total	Rate
	(Dollars in thousands)
Kansas	$804,919	58.4%	3.15%
Missouri	234,730	17.0	3.20
Texas	177,752	12.9	3.23
Other states	161,837	11.7	3.32
	$1,379,238	100.0%	3.19

Through September 30, 2020, the Bank had processed COVID-19 loan modifications for 942 one- to four-family loans totaling $239.5 million, of which $39.8 million, or 17%, were still in the deferral period as of September 30, 2020. Of the COVID-19 loan modifications that had completed the deferral period by September 30, 2020 and were not delinquent prior to requesting assistance, $1.4 million were 30 to 89 days delinquent and none were 90 or more days delinquent as of September 30, 2020.

The modifications still in the deferral period as of September 30, 2020 are summarized in the table below, along with the weighted average credit score and weighted average LTV as of September 30, 2020. Credit scores were updated in September 2020 from a nationally recognized consumer rating agency. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

			Credit
	Count	Amount	Score	LTV
	(Dollars in thousands)
Originated	159	$26,859	715	67%
Correspondent purchased	34	12,984	749	67
	193	$39,843	727	67

The following table summarizes our one- to four-family loan origination and refinance commitments and one- to four-family correspondent loan purchase commitments as of September 30, 2020, along with associated weighted average rates. Loan commitments generally have fixed expiration dates or other termination clauses and may require the payment of a rate lock fee. It is expected that some of the loan commitments will expire unfunded, so the amounts reflected in the table below are not necessarily indicative of our future cash needs.

	Fixed-Rate
	15 years	More than	Adjustable-	Total
	or less	15 years	Rate	Amount	Rate
	(Dollars in thousands)
Originate/refinance	$35,869	$56,110	$11,300	$103,279	2.87%
Correspondent	15,687	49,912	5,080	70,679	2.89
	$51,556	$106,022	$16,380	$173,958	2.88

Rate	2.49%	3.08%	2.79%

Commercial Loans - During fiscal year 2020, the Bank originated $165.5 million of commercial loans, of which $43.9 million were PPP loans, entered into commercial real estate loan participations totaling $93.6 million, and processed commercial loan disbursements, excluding lines of credit, of approximately $228.7 million at a weighted average rate of 3.78%.

The following table presents the Bank's commercial real estate and commercial construction loans and loan commitments by type of primary collateral, as of September 30, 2020. Included in the gross loan amounts in the table, which does not include outstanding commitments, are fixed-rate loans totaling $534.6 million at a weighted average rate of 4.15% and adjustable-rate loans totaling $331.1 million at a weighted average rate of 4.38%. The weighted average rate of fixed-rate loans is lower than that of adjustable-rate loans due primarily to the majority of the fixed-rate loans in the portfolio at September 30, 2020 having shorter terms to maturity. Because the commitments to pay out undisbursed funds are not cancellable by the Bank, unless the loan is in default, we anticipate fully funding the related projects.

		Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Count	Principal	Amount	Amount	Commitments	Total	Total
		(Dollars in thousands)
Senior housing	25	$225,062	$32,638	$257,700	$—	$257,700	27.5%
Hotel	9	129,488	49,686	179,174	—	179,174	19.1
Retail building	133	126,439	11,960	138,399	1,771	140,170	14.9
Office building	98	56,131	4,745	60,876	60,875	121,751	13.0
Multi-family	40	63,115	18,801	81,916	2,800	84,716	9.0
One- to four-family property	391	57,754	7,251	65,005	215	65,220	7.0
Single use building	21	43,596	5,163	48,759	1,500	50,259	5.4
Other	91	30,461	3,459	33,920	4,598	38,518	4.1
	808	$732,046	$133,703	$865,749	$71,759	$937,508	100.0%

Weighted average rate		4.25%	4.19%	4.24%	4.05%	4.23%

The following table summarizes the Bank's commercial real estate and commercial construction loans and loan commitments by state as of September 30, 2020.

		Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Count	Principal	Amount	Amount	Commitments	Total	Total
		(Dollars in thousands)
Kansas	627	$285,184	$15,744	$300,928	$8,254	$309,182	33.0%
Missouri	149	227,101	56,545	283,646	2,005	285,651	30.5
Texas	9	117,675	53,107	170,782	60,000	230,782	24.6
Nebraska	6	33,820	16	33,836	—	33,836	3.6
Kentucky	1	25,450	109	25,559	—	25,559	2.7
California	3	5,843	4,300	10,143	1,500	11,643	1.2
Other	13	36,973	3,882	40,855	—	40,855	4.4
	808	$732,046	$133,703	$865,749	$71,759	$937,508	100.0%

The following table presents the Bank's commercial and industrial loans and loan commitments by business purpose, as of September 30, 2020. Including in the working capital loan category are $43.9 million of PPP loans.

		Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Count	Principal	Amount	Amount	Commitments	Total	Total
		(Dollars in thousands)
Working capital	942	$56,348	$17,237	$73,585	$331	$73,916	62.0%
Equipment	119	14,184	303	14,487	850	15,337	12.9
Purchase/lease autos	178	11,275	97	11,372	—	11,372	9.5
Business investment	70	11,029	80	11,109	—	11,109	9.3
Other	22	4,778	2,785	7,563	—	7,563	6.3
	1,331	$97,614	$20,502	$118,116	$1,181	$119,297	100.0%

The following table presents the Bank's commercial loan portfolio and outstanding loan commitments, categorized by gross loan amount (unpaid principal plus undisbursed amounts) or outstanding loan commitment amount, as of September 30, 2020.

	Count	Amount
	(Dollars in thousands)
Greater than $30 million	$4	$181,677
>$15 to $30 million	13	314,054
>$10 to $15 million	3	34,761
>$5 to $10 million	13	81,202
$1 to $5 million	103	217,178
Less than $1 million	2,003	227,933
	$2,139	$1,056,805

The Bank's commercial lending team is working proactively with our commercial customers as the COVID-19 pandemic continues to present challenging operating conditions. Through September 30, 2020, we have modified $410.9 million of commercial loans under our COVID-19 loan modification program. Of this amount, $43.5 million had completed the deferral period by September 30, 2020, all of which were current, and $367.4 million, or 89%, were still in the deferral period as of September 30, 2020. We have also processed 791 PPP loans for $43.9 million, for which we received approximately $1.9 million in fees. Approximately 60% of PPP loans processed were in the following industries: construction, professional/scientific/technical, health care/social assistance, and retail trade. Through November 16, 2020, $12.2 million of the Bank's PPP loans have been forgiven by the SBA.

The following table presents the gross loan amount, including undisbursed balances, of the Bank's commercial real estate loans by type of primary collateral, and commercial and industrial loans by business purpose, that have been modified per the Bank's COVID-19 loan modification program, and had not completed the deferral period as of September 30, 2020. The information is presented by type of modification and as a percentage of total modifications, as well as by a percentage of the total gross loan amount and undisbursed balances of the related property type or business purpose category. Of the loans presented in the table below, $258.8 million, or 70%, completed their deferral period by November 16, 2020, and an additional $57.4 million was paid off in October 2020.

	Modification Type				% of
	Interest	Payment		% of	Property Type/
	Only	Deferral	Total	Total	Business Purpose
	(Dollars in thousands)
Commercial real estate
Senior housing	$115,082	$57,258	$172,340	46.9%	66.9%
Hotel	76,208	10,049	86,257	23.5	48.1
Retail building	27,197	5,815	33,012	9.0	23.9
Multi-family	30,304	1,625	31,929	8.7	65.5
One- to four-family property	14,618	4,375	18,993	5.2	31.2
Office building	7,643	336	7,979	2.2	12.3
Single use building	7,390	—	7,390	2.0	9.0
Other	2,318	—	2,318	0.6	6.8
	280,760	79,458	360,218	98.1	41.6
Commercial and industrial
Working capital	4,136	—	4,136	1.1	32.7
Equipment	848	—	848	0.2	1.2
Business investment	719	—	719	0.2	5.5
Purchase/lease autos	651	—	651	0.2	5.7
Other	786	—	786	0.2	32.6
	7,140	—	7,140	1.9	6.0
Total	$287,900	$79,458	$367,358	100.0%	37.3

Of the commercial loans modified under the COVID-19 loan modification program, through November 16, 2020, we have received or are expecting to receive requests for additional assistance on loans with a combined gross loan amount, including undisbursed balances, of $87.4 million. This amount includes $14.6 million of loans that had exited the initial deferral period by September 30, 2020, and $72.8 million that are included in the table above, of which $69.0 million were in their second deferral as of September 30, 2020. The Bank is evaluating requests for additional assistance as they are received.

Securities. Securities increased $338.2 million from $1.19 billion at September 30, 2019 to $1.53 billion at September 30, 2020. The weighted average yield on the securities portfolio decreased 92 basis points, from 2.54% at September 30, 2019 to 1.62% at September 30, 2020, due primarily to purchases at lower market yields during the current year. The following table presents the distribution of our securities portfolio, at amortized cost, at the dates indicated. Overall, fixed-rate securities comprised 87% of our securities portfolio at September 30, 2020. The weighted average life ("WAL") is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	September 30, 2020			September 30, 2019
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Fixed-rate securities:
MBS	$945,432	1.82%	3.7	$625,840	2.46%	2.9
GSE debentures	369,967	0.62	1.7	249,828	2.15	0.7
Municipal bonds	9,716	1.69	0.7	18,371	1.63	1.0
Total fixed-rate securities	1,325,115	1.49	3.1	894,039	2.35	2.3

Adjustable-rate securities:
MBS	204,490	2.49	2.9	297,416	3.10	4.7
Total securities portfolio	$1,529,605	1.62	3.1	$1,191,455	2.54	2.9

The following table presents the carrying value of MBS in our portfolio by issuer at the dates presented.

	At September 30,
	2020	2019
	(Dollars in thousands)
FNMA	$809,232	$656,799
FHLMC	327,167	208,745
Government National Mortgage Association	44,404	70,943
	$1,180,803	$936,487

Mortgage-Backed Securities - The balance of MBS, which primarily consists of securities of U.S. GSEs, increased $244.3 million to $1.18 billion at September 30, 2020 from $936.5 million at September 30, 2019. The following tables summarize the activity in our portfolio of MBS for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented. The beginning and ending WAL are the estimated remaining principal repayment term (in years) after three-month historical prepayment speeds have been applied.

	For the Three Months Ended
	September 30, 2020			June 30, 2020			March 31, 2020			December 31, 2019
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$982,587	2.35%	3.3	$973,318	2.50%	3.6	$937,317	2.61%	3.3	$936,487	2.67%	3.5
Maturities and repayments	(95,842)			(75,293)			(65,767)			(72,635)
Net amortization of (premiums)/discounts	(608)			(363)			(279)			(248)
Purchases:
Fixed	297,024	1.06	5.9	77,455	1.29	5.0	88,863	1.80	4.5	74,359	2.05	3.8
Adjustable	—	—	—	—	—	—	—	—	—	—	—	—
Change in valuation on AFS securities	(2,358)			7,470			13,184			(646)
Ending balance - carrying value	$1,180,803	1.94	3.5	$982,587	2.35	3.3	$973,318	2.50	3.6	$937,317	2.61	3.3

	For the Year Ended September 30,
	2020			2019
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$936,487	2.67%	3.5	$1,036,990	2.57%	3.4
Maturities and repayments	(309,537)			(275,116)
Net amortization of (premiums)/discounts	(1,498)			(1,304)
Purchases:
Fixed	537,701	1.35	5.2	77,755	2.53	4.1
Adjustable	—	—	—	84,138	2.74	4.4
Valuation transferred from HTM to AFS	—			3,039
Change in valuation on AFS securities	17,650			10,985
Ending balance - carrying value	$1,180,803	1.94	3.5	$936,487	2.67	3.5

Investment Securities - Investment securities, which consist of U.S. GSE debentures (primarily issued by FNMA, FHLMC, or Federal Home Loan Banks) and municipal investments, increased $111.8 million to $380.1 million at September 30, 2020 from $268.4 million at September 30, 2019. Municipal investments totaled $9.7 million at September 30, 2020. The following tables summarize the activity of investment securities for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented. The beginning and ending WALs represent the estimated remaining principal repayment terms (in years) of the securities after projected call dates have been considered, based upon market rates at each date presented.

	For the Three Months Ended
	September 30, 2020			June 30, 2020			March 31, 2020			December 31, 2019
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$237,467	1.23%	0.8	$262,719	1.87%	0.3	$292,270	2.00%	0.8	$268,376	2.11%	0.8
Maturities, calls and sales	(102,115)			(125,000)			(80,125)			(51,175)
Net amortization of (premiums)/discounts	(54)			(80)			(49)			20
Purchases:
Fixed	244,975	0.51	3.2	99,990	0.58	1.2	50,097	1.42	0.4	75,000	1.90	1.7
Change in valuation on AFS securities	(126)			(162)			526			49
Ending balance - carrying value	$380,147	0.65	1.7	$237,467	1.23	0.8	$262,719	1.87	0.3	$292,270	2.00	0.8

	For the Year Ended September 30,
	2020			2019
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$268,376	2.11%	0.8	$289,942	2.05%	2.2
Maturities, calls and sales	(358,415)			(249,771)
Net amortization of (premiums)/discounts	(163)			62
Purchases:
Fixed	470,062	0.84	2.3	224,809	2.44	0.9
Valuation transferred from HTM to AFS	—			47
Change in valuation on AFS securities	287			3,287
Ending balance - carrying value	$380,147	0.65	1.7	$268,376	2.11	0.8

Liabilities. Total liabilities at September 30, 2020 were $8.20 billion, an increase of $198.7 million, or 2.5% from September 30, 2019. The increase was due to an increase in deposits, partially offset by a decrease in borrowings.

Deposits. Total deposits were $6.19 billion at September 30, 2020, an increase of $609.5 million, or 10.9%, from September 30, 2019. The increase in retail and business deposit balances was due primarily to economic stimulus payments, a reduction in consumer spending, and PPP loan proceeds being deposited at the Bank. Also, the Bank secured a new business deposit relationship during the current year which brought in $163.6 million of new deposit balances. Because some of these deposits related to the new business deposit relationship are COVID-19 related payments, we do not expect the full balance of the deposits received during fiscal year 2020 to be retained through fiscal year 2021. As previously noted, since the onset of the COVID-19 pandemic, the Bank has lowered rates paid on money market accounts and certificate of deposit products. Despite this, money market accounts increased $220.8 million and certificate of deposit accounts increased $73.8 million during the current fiscal year. The increase in the certificate of deposit accounts was primarily related to business accounts. As retail certificates of deposit matured during the current year, not all were renewed. Rather, customers moved some of those funds to more liquid investment options, such as the Bank's money market accounts. During fiscal year 2020, the Bank's weighted average retention rate of maturing retail certificates of deposit was approximately 80%, compared to approximately 85% during fiscal year 2019.
The following table presents the amount, weighted average rate and percent of total for the components of our deposit portfolio at the dates presented.

	At September 30,
	2020			2019
			% of			% of
	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Non-interest-bearing checking	$451,394	—%	7.3%	$357,284	—%	6.4%
Interest-bearing checking	865,782	0.10	14.0	717,121	0.09	12.8
Savings	433,808	0.06	7.0	321,494	0.05	5.8
Money market	1,419,180	0.37	22.9	1,198,343	0.70	21.5
Retail/business certificates of deposit	2,766,461	1.83	44.7	2,692,770	2.08	48.2
Public unit certificates of deposit	254,783	0.74	4.1	294,855	2.29	5.3
	$6,191,408	0.95	100.0%	$5,581,867	1.29	100.0%
The following tables set forth scheduled maturity information for our certificates of deposit, including public unit certificates of deposit, along with associated weighted average rates, at September 30, 2020.

	Amount Due
		More than	More than
	1 year	1 year to	2 years to 3	More than	Total
Rate range	or less	2 years	years	3 years	Amount	Rate
	(Dollars in thousands)
0.00 – 0.99%	$449,875	$55,037	$8,103	$1,374	$514,389	0.55%
1.00 – 1.99%	713,300	355,888	104,335	186,939	1,360,462	1.65
2.00 – 2.99%	342,326	362,353	313,831	127,632	1,146,142	2.38
3.00 – 3.99%	—	—	251	—	251	3.00
	$1,505,501	$773,278	$426,520	$315,945	$3,021,244	1.74

Percent of total	49.8%	25.6%	14.1%	10.5%
Weighted average rate	1.46	1.99	2.16	1.88
Weighted average maturity (in years)	0.5	1.5	2.4	3.7	1.4
Weighted average maturity for the retail/business certificate of deposit portfolio (in years)					1.5

	Amount Due
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)
Retail/business certificates of deposit less than $100,000	$177,414	$167,073	$337,599	$840,713	$1,522,799
Retail/business certificates of deposit of $100,000 or more	134,441	140,790	310,654	657,777	1,243,662
Public unit certificates of deposit of $100,000 or more	100,761	39,310	97,459	17,253	254,783
	$412,616	$347,173	$745,712	$1,515,743	$3,021,244

Borrowings. Total borrowings at September 30, 2020 were $1.79 billion, a decrease of $450.7 million, or 20.1%, from September 30, 2019. As a result of excess liquidity due primarily to the inflow of deposits, management elected to reduce the Bank's level of borrowing during the current fiscal year. Not all maturing FHLB advances and repurchase agreement were renewed and the FHLB line of credit balance was paid off during the year.

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

	For the Three Months Ended
	September 30, 2020			June 30, 2020			March 31, 2020			December 31, 2019
		Effective			Effective			Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$1,990,000	2.29%	2.9	$2,090,000	2.25%	3.0	$2,090,000	2.37%	2.6	$2,140,000	2.38%	2.6
Maturities and prepayments:
FHLB advances	(440,000)	2.49		(200,000)	2.35		(415,000)	2.45		(350,000)	2.40
Repurchase agreements	(100,000)	2.53		—	—		—	—		—	—
New FHLB borrowings:
Fixed-rate	—	—	—	—	—	—	350,000	1.70	4.7	100,000	1.96	5.0
Interest rate swaps(1)	340,000	2.73	3.5	100,000	3.20	8.0	65,000	2.61	4.0	200,000	2.57	2.5
Ending balance	$1,790,000	2.31	3.0	$1,990,000	2.29	2.9	$2,090,000	2.25	3.0	$2,090,000	2.37	2.6

	For the Year Ended September 30,
	2020			2019
		Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,140,000	2.38%	2.6	$2,185,052	2.17%	2.9
Maturities and prepayments:
FHLB advances	(1,405,000)	2.44		(875,000)	2.10
Repurchase agreements	(100,000)	2.53		—	—
CCB acquisition - junior subordinated debentures assumed (redeemed)	—	—	—	(10,052)	8.76	12.3
New FHLB borrowings:
Fixed-rate	450,000	1.76	4.8	200,000	2.77	4.5
Interest rate swaps(1)	705,000	2.74	3.9	640,000	2.67	5.0
Ending balance	$1,790,000	2.31	3.0	$2,140,000	2.38	2.6

(1)Represents adjustable-rate FHLB advances for which the Bank has entered into interest rate swaps to hedge the variability in cash flows associated with the advances. The effective rate and WAM presented include the effect of the interest rate swaps.

Maturities - The following table presents the maturity of term borrowings (which includes FHLB advances, at par, and repurchase agreements), along with associated weighted average contractual and effective rates as of September 30, 2020. The weighted average effective rate for term borrowings decreased seven basis points during fiscal year 2020, to 2.31% at September 30, 2020. The decrease in the effective rate was due primarily to FHLB advances being replaced at lower market interest rates.

	Term Borrowings Amount
Maturity by		Interest rate	Total	Effective
Fiscal Year	Fixed-rate	swaps(1)	Amount	Rate(2)
	(Dollars in thousands)
2021	203,000	640,000	843,000	2.56%
2022	200,000	—	200,000	2.23
2023	300,000	—	300,000	1.81
2024	100,000	—	100,000	3.39
2025	250,000	—	250,000	1.94
2026	100,000	—	100,000	1.60
	$1,153,000	$640,000	$1,793,000	2.31

(1)Represents adjustable-rate FHLB advances for which the Bank has entered into interest rate swaps with a notional amount of $640.0 million to hedge the variability in cash flows associated with the advances. These advances are presented based on their contractual maturity dates and will be renewed periodically until the maturity or termination of the interest rate swaps. The expected WAL of the interest rate swaps was 3.5 years at September 30, 2020.
(2)The effective rate includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid.

The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail/business and public unit amounts, and term borrowings for the next four quarters as of September 30, 2020.

	Retail/ Business		Public Unit		Term
Maturity by	Certificate	Repricing	Certificate	Repricing	Borrowings	Repricing		Repricing
Quarter End	Amount	Rate	Amount	Rate	Amount(1)	Rate	Total	Rate
	(Dollars in thousands)
December 31, 2020	$311,855	1.76%	$100,761	0.43%	$53,000	1.98%	$465,616	1.50%
March 31, 2021	307,863	1.78	39,310	1.19	150,000	1.97	497,173	1.79
June 30, 2021	342,662	1.51	49,185	0.48	—	—	391,847	1.38
September 30, 2021	305,591	1.40	48,274	0.95	75,000	2.99	428,865	1.63
	$1,267,971	1.61	$237,530	0.67	$278,000	2.24	$1,783,501	1.59

(1)The maturity date for FHLB advances tied to interest rate swaps is based on the maturity date of the related interest rate swap.

Stockholders' Equity. Stockholders' equity was $1.28 billion at September 30, 2020 compared to $1.34 billion at September 30, 2019. The $51.5 million decrease was due primarily to the payment of cash dividends totaling $93.9 million and the repurchase of common stock totaling $23.8 million, partially offset by net income of $64.5 million during the current year. The cash dividends paid during the current year totaled $0.68 per share and consisted of a $0.34 per share cash true-up dividend related to fiscal year 2019 earnings, paid in December 2019, per the Company's dividend policy, and four regular quarterly cash dividends of $0.085 per share, totaling $0.34 per share. In the long run, management considers the Bank's equity to total assets ratio of at least 10% an appropriate level of capital. At September 30, 2020, this ratio was 12.3%.

On October 20, 2020, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $11.5 million, payable on November 20, 2020 to stockholders of record as of the close of business on November 6, 2020. On October 28, 2020, the Company announced a fiscal year 2020 cash true-up dividend of $0.13 per share, or approximately $17.6 million, related to fiscal year 2020 earnings. The $0.13 per share cash true-up dividend was determined by taking the difference between total earnings for fiscal year 2020 and total regular quarterly cash dividends paid during fiscal year 2020, divided by the number of shares outstanding as of October 16, 2020. The cash true-up dividend is payable on December 4, 2020 to stockholders of record as of the close of business on November 20, 2020, and is the result of the Board of Directors' commitment to distribute to stockholders 100% of the annual earnings of the Company for fiscal year 2020.

During the current fiscal year, the Company repurchased $23.8 million, or 2,558,100 shares, of common stock. Subsequent to September 30, 2020, through November 24, 2020, the Company repurchased an additional $1.5 million, or 164,400 shares, of common stock. As of November 24, 2020, there was still $44.7 million authorized under the existing stock repurchase plan for additional purchases of the Company's common stock. Shares may be repurchased from time to time based upon market conditions, available liquidity and other factors. This plan has no expiration date; however, the Federal Reserve Bank's approval for the Company to repurchase shares extends through August 2021.

At September 30, 2020, Capitol Federal Financial, Inc., at the holding company level, had $82.5 million on deposit at the Bank. For fiscal year 2021, it is currently the intention of the Board of Directors to continue the payout of 100% of the Company's earnings to the Company's stockholders. The payout is expected to be in the form of regular quarterly cash dividends of $0.085 per share, totaling $0.34 for the year, and a cash true-up dividend equal to fiscal year 2021 earnings in excess of the amount paid as regular quarterly cash dividends during fiscal year 2021. It is anticipated that the fiscal year 2021 cash true-up dividend will be paid in December 2021. Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company.

The Company works to find multiple ways to provide stockholder value. This has primarily been through the payment of cash dividends and stock buybacks. The Company has maintained a policy of paying out 100% of its earnings to stockholders in the form of quarterly cash dividends and an annual cash true-up dividend in December of each year. In order to provide additional stockholder value, the Company has paid a True Blue Capitol cash dividend of $0.25 per share in June of each of the past six years. The Company has paid the True Blue Capitol dividend primarily due to excess capital levels at the Company and Bank. The Company considers various business strategies and their impact on capital and asset measures on both a current and future basis, as well as regulatory capital levels and requirements, in determining the amount, if any, and timing of the True Blue dividend. Given the state of economic uncertainty and how that may play out with the credit risk exposure in the Bank's loan portfolio, the Company elected to defer the annual True Blue dividend in June 2020 and did not ask for a regulatory non-objection at that time to move capital from the Bank to the Company to pay that dividend. It is management's intention to ask for a regulatory non-objection at some point in the future and to pay this dividend when economic conditions are more certain. It remains the Company's intention to pay out 100% of its earnings.

The following table presents regular quarterly cash dividends and special cash dividends paid in calendar years 2020, 2019, and 2018. The amounts represent cash dividends paid during each period. The 2020 true-up dividend amount presented represents the dividend payable on December 6, 2020 to stockholders of record as of November 22, 2020.

	Calendar Year
	2020		2019		2018
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$11,733	$0.085	$11,700	$0.085	$11,427	$0.085
Quarter ended June 30	11,733	0.085	11,708	0.085	11,429	0.085
Quarter ended September 30	11,733	0.085	11,713	0.085	11,430	0.085
Quarter ended December 31	11,517	0.085	11,731	0.085	11,696	0.085
True-up dividends paid	17,614	0.130	46,932	0.340	53,666	0.390
True Blue dividends paid	—	—	34,446	0.250	33,614	0.250
Calendar year-to-date dividends paid	$64,330	$0.470	$128,230	$0.930	$133,262	$0.980

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

	At September 30,
	2020	2019	2018
Yield on:
Loans receivable	3.57%	3.81%	3.74%
MBS	1.94	2.67	2.57
Investment securities	0.65	2.11	2.05
FHLB stock	4.64	7.47	7.22
Cash and cash equivalents	0.09	1.80	2.19
Combined yield on interest-earning assets	3.18	3.64	3.57

Rate paid on:
Checking	0.07	0.06	0.05
Savings	0.06	0.05	0.07
Money market	0.37	0.70	0.47
Retail/business certificates	1.83	2.08	1.79
Wholesale certificates	0.74	2.29	1.89
Total deposits	0.95	1.29	1.06
Total borrowings	2.31	2.37	2.18
Combined rate paid on interest-bearing liabilities	1.26	1.60	1.39

Net interest rate spread	1.92	2.04	2.18

Rate/Volume Analysis. The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing fiscal years 2020 to 2019. For the comparison of fiscal years 2019 to 2018, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2019. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate, and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Year Ended September 30,
	2020 vs. 2019
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(2,074)	$(11,661)	$(13,735)
MBS	(612)	(2,109)	(2,721)
Investment securities	(236)	(1,663)	(1,899)
FHLB stock	(406)	(1,590)	(1,996)
Cash and cash equivalents	(1,322)	(3,303)	(4,625)
Total interest-earning assets	(4,650)	(20,326)	(24,976)

Interest-bearing liabilities:
Checking	65	82	147
Savings	29	66	95
Money market	(14)	(2,200)	(2,214)
Certificates of deposit	2,048	1,321	3,369
Borrowings	(8,876)	(442)	(9,318)
Total interest-bearing liabilities	(6,748)	(1,173)	(7,921)

Net change in net interest income	$2,098	$(19,153)	$(17,055)

Average Balance Sheets. The following table presents the average balances of our assets, liabilities, and stockholders' equity, and the related weighted average yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated. For fiscal year 2018 information, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Weighted average yields are derived by dividing annual income by the average balance of the related assets, and weighted average rates are derived by dividing annual expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived from average daily balances. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yields/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	For the Year Ended September 30,
	2020			2019
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans	$6,529,265	$226,703	3.47%	$6,681,441	$240,919	3.61%
Commercial loans	785,127	37,320	4.68	701,771	34,810	4.90
Consumer loans	123,334	6,471	5.25	135,683	8,500	6.26
Total loans receivable(1)	7,437,726	270,494	3.63	7,518,895	284,229	3.77
MBS(2)	954,197	23,009	2.41	977,925	25,730	2.63
Investment securities(2)(3)	270,683	4,467	1.65	281,490	6,366	2.26
FHLB stock	100,251	5,827	5.81	106,057	7,823	7.38
Cash and cash equivalents(4)	179,142	1,181	0.65	251,015	5,806	2.28
Total interest-earning assets(1)(2)	8,941,999	304,978	3.40	9,135,382	329,954	3.61
Other non-interest-earning assets	461,614			385,803
Total assets	$9,403,613			$9,521,185

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$1,180,110	762	0.06	$1,073,825	615	0.06
Savings	388,662	292	0.08	342,617	197	0.06
Money market	1,252,992	6,647	0.53	1,255,001	8,861	0.71
Retail/business certificates	2,716,945	55,238	2.03	2,531,923	48,496	1.92
Wholesale certificates	282,947	4,659	1.65	369,282	8,032	2.18
Total deposits	5,821,656	67,598	1.16	5,572,648	66,201	1.19
Borrowings(5)	2,065,966	48,045	2.31	2,441,002	57,363	2.34
Total interest-bearing liabilities	7,887,622	115,643	1.46	8,013,650	123,564	1.54
Other non-interest-bearing liabilities	203,990			149,156
Stockholders' equity	1,312,001			1,358,379
Total liabilities and stockholders' equity	$9,403,613			$9,521,185

Net interest income(6)		$189,335			$206,390
Net interest rate spread(7)(8)			1.94			2.07
Net interest-earning assets	$1,054,377			$1,121,732
Net interest margin(8)(9)			2.12			2.26
Ratio of interest-earning assets to interest-bearing liabilities			1.13x			1.14x

(1)Balances are adjusted for unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS securities are adjusted for unamortized purchase premiums or discounts.
(3)The average balance of investment securities includes an average balance of nontaxable securities of $13.8 million, and $21.6 million, for the years ended September 30, 2020 and 2019, respectively.
(4)There were no cash and cash equivalents related to the leverage strategy during the year ended September 30, 2020. The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $150.7 million for the year ended September 30, 2019.
(5)There were no borrowings related to the leverage strategy during the year ended September 30, 2020. Included in this line item, for the year ended September 30, 2019, are borrowings related to the leverage strategy with an average outstanding balance of $157.8 million and interest paid of $3.9 million, at a weighted average rate of 2.46%, and borrowings not related to the leverage strategy with an average outstanding balance of $2.28 billion and interest paid of $53.4 million, at a weighted average rate of 2.33%. The FHLB advance amounts and rates included in this line item include the effect of interest rate swaps and are net of deferred prepayment penalties.
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
(8)The table below provides a reconciliation between certain performance ratios presented in accordance with GAAP and the performance ratios excluding the effects of the leverage strategy, which are not presented in accordance with GAAP. Management believes it is important for comparability purposes to provide the performance ratios without the leverage strategy because of the unique nature of the leverage strategy. The leverage strategy reduces some of our performance ratios due to the small amount of earnings associated with the transaction in comparison to the size of the transaction, while increasing our net income. The leverage strategy was not in place during fiscal year 2020. The pre-tax yield on the leverage strategy was 0.03% for the year ended September 30, 2019.

	For the Year Ended September 30,
	2019
	Actual	Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)
Net interest margin	2.26%	(0.04)%	2.30%
Net interest rate spread	2.07	(0.03)	2.10

(9)Net interest margin represents net interest income as a percentage of average interest-earning assets.

Comparison of Operating Results for the Years Ended September 30, 2020 and 2019
The Company recognized net income of $64.5 million, or $0.47 per share, for the year ended September 30, 2020 compared to net income of $94.2 million, or $0.68 per share, for the year ended September 30, 2019. The decrease in net income was due primarily to a $21.6 million increase in provision for credit losses and a $17.1 million decrease in net interest income, partially offset by a decrease in income tax expense.

Net interest income decreased $17.1 million, or 8.3%, from the prior year to $189.3 million for the current year. The net interest margin decreased 14 basis points, from 2.26% for the prior year to 2.12% for the current year. The leverage strategy was suspended at certain times during the prior year and during all of the current year due to the negative interest rate spreads between the related FHLB borrowings and cash held at the FRB of Kansas City, making the transaction unprofitable. When the leverage strategy is in place, it increases our net interest income but reduces the net interest margin due to the amount of earnings from the transaction in comparison to the size of the transaction. Excluding the effects of the leverage strategy, the net interest margin would have decreased 18 basis points, from 2.30% for the prior year to 2.12% for the current year. The decrease in the net interest margin, excluding the effects of the leverage strategy, was due mainly to a decrease in the loan portfolio yield, specifically the yield on the correspondent one- to four-family loan portfolio.

The leverage strategy involves borrowing up to $2.10 billion either on the Bank's FHLB line of credit or by entering into short-term FHLB advances, depending on the rates offered by FHLB. The borrowings are repaid at quarter end, or earlier if the strategy is suspended. The proceeds from the borrowings, net of the required FHLB stock holdings, are deposited at the FRB of Kansas City. Net income attributable to the leverage strategy is largely derived from the dividends received on FHLB stock holdings, plus the net interest rate spread between the yield on the cash at the FRB of Kansas City and the rate paid on the related FHLB borrowings, less applicable federal insurance premiums and estimated taxes. Net income attributable to the leverage strategy was $14 thousand during the prior year. The leverage strategy was not in place during the current year. Management continues to monitor the net interest rate spread and overall profitability of the strategy. It is expected that the strategy will be reimplemented if it reaches a position that is profitable.

Interest and Dividend Income
The weighted average yield on total interest-earning assets decreased 21 basis points, from 3.61% for the prior year to 3.40% for the current year, and the average balance of interest-earning assets decreased $193.4 million. Absent the impact of the leverage strategy, the weighted average yield on total interest-earning assets would have decreased 22 basis points, from 3.62% for the prior year to 3.40% for the current year, and the average balance of interest-earning assets would have decreased $35.6 million. The decrease in the weighted average yield between periods was due primarily to a decrease in the loan portfolio yield. The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2020	2019	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$270,494	$284,229	$(13,735)	(4.8)%
MBS	23,009	25,730	(2,721)	(10.6)
FHLB stock	5,827	7,823	(1,996)	(25.5)
Investment securities	4,467	6,366	(1,899)	(29.8)
Cash and cash equivalents	1,181	5,806	(4,625)	(79.7)
Total interest and dividend income	$304,978	$329,954	$(24,976)	(7.6)

The decrease in interest income on loans receivable was due mainly to a decrease in yield on correspondent loans, including a $5.8 million increase in the amortization of premiums related to increases in payoff and endorsement activity. This was partially offset by a shift in the mix of the loan portfolio, as the average balance of lower-yielding one- to four-family loans decreased $152.2 million, or 2.3%, partially offset by a $64.9 million, or 9.2%, increase in the average balance of higher-yielding commercial loans, excluding PPP loans. The weighted average yield on the loans receivable portfolio decreased 14 basis points, from 3.77% for the prior year to 3.63% for the current year.

The decrease in interest income on the MBS portfolio was due primarily to a 22 basis point decrease in the weighted average yield to 2.41% in the current year as a result of new purchases at lower market yields and the repricing of existing adjustable-rate MBS to lower market yields. The decrease in dividend income on FHLB stock was due mainly to a decrease in the dividend rate paid by FHLB, as well as to the leverage strategy not being in place during the current year. The decrease in interest income on investment securities was due mainly to a 61 basis point decrease in the weighted average yield to 1.65% in the current year as a result of calls and maturities either being replaced at lower market rates or not being replaced. The decrease in interest income on cash and cash equivalents was due primarily to the leverage strategy being in place for a portion of the prior year and not being in place during the current year, along with a decrease in the yield earned on cash held at the FRB of Kansas City.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities decreased eight basis points, from 1.54% for the prior year to 1.46% for the current year, and the average balance of interest-bearing liabilities decreased $126.0 million. Absent the impact of the leverage strategy, the weighted average rate paid on total interest-bearing liabilities would have decreased six basis points, from 1.52% for the prior year to 1.46% for the current year, while the average balance of interest-bearing liabilities would have increased $31.8 million. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2020	2019	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$67,598	$66,201	$1,397	2.1%
Borrowings	48,045	57,363	(9,318)	(16.2)
Total interest expense	$115,643	$123,564	$(7,921)	(6.4)

The increase in interest expense on deposits was due to an increase in the cost of the retail/business certificate of deposit portfolio, partially offset by decreases in the cost of wholesale certificates of deposit and money market accounts. The weighted average rate of the retail/business certificate of deposit portfolio increased 11 basis points, to 2.03% for the current year, and the average balance increased $185.0 million, or approximately 7%. In the third quarter of fiscal year 2019, the Bank increased offered rates on short-term and certain intermediate-term certificates of deposit in an effort to encourage customers to move funds to those terms. During the fourth quarter of fiscal year 2019, the Bank held the unTraditional campaign with above-market rates, resulting in growth in the short-term and certain intermediate-term certificates of deposit. Since the onset of the COVID-19 pandemic, the retail/business certificate of deposit portfolio has been gradually repricing down as certificates renew to lower offered rates.

The borrowings line item in the table above includes interest expense associated and not associated with the leverage strategy. Interest expense on borrowings not related to the leverage strategy decreased $5.4 million from the prior year due primarily to a decrease in the average balance of such borrowings, as certain maturing FHLB advances and repurchase agreements were not replaced and the Bank paid down its FHLB line of credit with funds generated from the increase in deposits. Interest expense on FHLB borrowings associated with the leverage strategy decreased $3.9 million from the prior year due to the leverage strategy being in place for a portion of the prior year and not being in place at all during the current year.

Provision for Credit Losses
The Bank recorded a provision for credit losses during the current year of $22.3 million, compared to $750 thousand during the prior year. The $22.3 million provision for credit losses in the current year was primarily related to the deterioration of economic conditions as a result of COVID-19. See "Part I, Item 1. Business – Asset Quality – Allowance for credit losses and Provision for credit losses" for additional discussion regarding management's evaluation of the adequacy of the Bank's ACL at September 30, 2020.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2020	2019	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$11,285	$12,740	$(1,455)	(11.4)%
Insurance commissions	2,487	2,821	(334)	(11.8)
Other non-interest income	5,827	6,397	(570)	(8.9)
Total non-interest income	$19,599	$21,958	$(2,359)	(10.7)

The decrease in deposit service fees was due mainly to a decrease in service charge income, primarily resulting from a decrease in consumer activity related to the COVID-19 pandemic, along with the discontinuation of point-of-sale service charges, which the Bank ceased charging in April 2019. The decrease in insurance commissions was due primarily to a decrease in the amount of annual contingent insurance commissions. The decrease in other non-interest income was due mainly to a decrease in loan-related fees, primarily prepayment fees and late charges, compared to the prior year.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2020	2019	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$52,996	$53,145	$(149)	(0.3)%
Information technology and related expense	16,974	17,615	(641)	(3.6)
Occupancy, net	13,870	13,032	838	6.4
Regulatory and outside services	5,762	5,813	(51)	(0.9)
Advertising and promotional	4,889	5,244	(355)	(6.8)
Deposit and loan transaction costs	2,890	2,478	412	16.6
Office supplies and related expense	2,195	2,439	(244)	(10.0)
Federal insurance premium	914	1,172	(258)	(22.0)
Other non-interest expense	5,514	6,006	(492)	(8.2)
Total non-interest expense	$106,004	$106,944	$(940)	(0.9)

The decrease in information technology and related expense was due mainly to the prior year including costs related to the integration of the operations of CCB. The increase in occupancy, net was due primarily to an increase in facility-related costs resulting from the impact of the COVID-19 pandemic, along with an increase in depreciation expense. The decrease in advertising and promotional expenses was due mainly to adjustments in advertising schedules, postponements of campaigns, and cancellations of certain sponsorships as a result of the COVID-19 pandemic. The increase in deposit and loan transaction costs was due mainly to the timing of loan origination-related costs. The decrease in the federal insurance premium was due mainly to the Bank utilizing an assessment credit from the FDIC during the majority of the current year. The decrease in other non-interest expense was due primarily to a decrease in amortization of deposit intangibles, as well as a decrease in debit card fraud losses.

The Company's efficiency ratio was 50.74% for the current year compared to 46.83% for the prior year. The change in the efficiency ratio was due to lower net interest income in the current year compared to the prior year. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A higher value indicates that the financial institution is generating revenue with a proportionally higher level of expense, relative to the net interest margin.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2020	2019	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$80,630	$120,654	$(40,024)	(33.2)%
Income tax expense	16,090	26,411	(10,321)	(39.1)
Net income	$64,540	$94,243	$(29,703)	(31.5)

Effective Tax Rate	20.0%	21.9%

The decrease in income tax expense was due primarily to lower pretax income in the current year. The lower effective tax rate in the current year compared to the prior year was due mainly to the Company's permanent differences, such as low income housing partnership tax credits, which generally reduce our tax expense, having a proportionately larger impact given the lower pretax income in the current year period. Additionally, an income tax benefit was recognized during the current year as a result of favorable federal tax guidance issued during the current year related to certain bank-owned life insurance policies added in the CCB acquisition. Management anticipates the effective income tax rate for fiscal year 2021 will be approximately 21% to 22%.

Comparison of Operating Results for the Years Ended September 30, 2019 and 2018
For this discussion, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Operating Results for the Years Ended September 30, 2019 and 2018" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Liquidity and Capital Resources

Liquidity refers to our ability to generate sufficient cash to fund ongoing operations, to repay maturing certificates of deposit and other deposit withdrawals, to repay maturing borrowings, and to fund loan commitments. Liquidity management is both a daily and long-term function of our business management. The Company's most available liquid assets are represented by cash and cash equivalents, AFS securities, and short-term investment securities. The Bank's primary sources of funds are deposits, FHLB borrowings, repurchase agreements, repayments and maturities of outstanding loans and MBS and other short-term investments, and funds provided by operations. The Bank's long-term borrowings primarily have been used to manage the Bank's interest rate risk with the intention to improve the earnings of the Bank while maintaining capital ratios in excess of regulatory standards for well-capitalized financial institutions. In addition, the Bank's focus on managing risk has provided additional liquidity capacity by maintaining a balance of MBS and investment securities available as collateral for borrowings.

We generally intend to manage cash reserves sufficient to meet short-term liquidity needs, which are routinely forecasted for 10, 30, and 365 days. Additionally, on a monthly basis, we perform a liquidity stress test in accordance with the Interagency Policy Statement on Funding and Liquidity Risk Management. The liquidity stress test incorporates both short-term and long-term liquidity scenarios in order to identify and to quantify liquidity risk. Management also monitors key liquidity statistics related to items such as wholesale funding gaps, borrowings capacity, and available unpledged collateral, as well as various liquidity ratios. See the "Executive Summary" above for information regarding the impact of the COVID-19 pandemic on our liquidity.

In the event short-term liquidity needs exceed available cash, the Bank has access to a line of credit at FHLB and the FRB of Kansas City's discount window. See "Part I, Item 1. Business - Sources of Funds" for information regarding limits on the Bank's FHLB borrowings. The amount that can be borrowed from the FRB of Kansas City's discount window is based upon the fair value of securities pledged as collateral and certain other characteristics of those securities. Management tests the Bank's access to the FRB of Kansas City's discount window annually with a nominal, overnight borrowing.

If management observes a trend in the amount and frequency of line of credit utilization and/or short-term borrowings that is not in conjunction with a planned strategy, such as the leverage strategy, the Bank will likely utilize long-term wholesale borrowing sources such as FHLB advances and/or repurchase agreements to provide long-term, fixed-rate funding. The maturities of these long-term borrowings are generally staggered in order to mitigate the risk of a highly negative cash flow position at maturity. The Bank's internal policy limits total borrowings to 55% of total assets. At September 30, 2020, the Bank had total borrowings, at par, of $1.79 billion, or approximately 19% of total assets, all of which were FHLB advances.
The amount of FHLB borrowings outstanding at September 30, 2020 was $1.79 billion, of which $843.0 million were advances scheduled to mature in the next 12 months, including $640.0 million of one-year floating-rate FHLB advances tied to interest rate swaps. All FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB. At September 30, 2020, the ratio of the par value of the Bank's FHLB borrowings to Call Report total assets was 19%.

At September 30, 2020, the Bank had no repurchase agreements. The Bank may enter into repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to the total borrowings internal policy limit of 55% as discussed above.

The Bank could utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At September 30, 2020, the Bank had $1.22 billion of securities that were eligible but unused as collateral for borrowing or other liquidity needs.

The Bank has access to other sources of funds for liquidity purposes, such as brokered and public unit certificates of deposit. As of September 30, 2020, the Bank's policy allowed for combined brokered and public unit certificates of deposit up to 15% of total deposits. At September 30, 2020, the Bank did not have any brokered certificates of deposit and public unit certificates of deposit were approximately 4% of total deposits. The Bank had pledged securities with an estimated fair value of $331.0 million as collateral for public unit certificates of deposit at September 30, 2020. The securities pledged as collateral for public unit certificates of deposit are held under joint custody with FHLB and generally will be released upon deposit maturity.

At September 30, 2020, $1.51 billion of the Bank's certificate of deposit portfolio was scheduled to mature within the next 12 months, including $237.5 million of public unit certificates of deposit. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products of the Bank at prevailing rates, although no assurance can be given in this regard.  We also anticipate the majority of the maturing public unit certificates of deposit will be replaced with similar wholesale funding products, depending on availability and pricing.

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

The following table presents the contractual maturities of our loan, MBS, and investment securities portfolios at September 30, 2020, along with associated weighted average yields. Loans and securities which have adjustable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses. As of September 30, 2020, the amortized cost of investment securities in our portfolio which are callable or have pre-refunding dates within one year was $228.0 million.

	Loans(1)		MBS		Investment Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Amounts due:
Within one year	$261,605	4.17%	$3,664	2.63%	$4,009	1.47%	$269,278	4.11%

After one year:
Over one to two years	110,991	3.11	1,715	3.08	5,583	1.84	118,289	3.05
Over two to three years	62,534	4.46	32,457	1.61	75,269	0.41	170,260	2.13
Over three to five years	128,088	4.46	24,752	2.19	295,286	0.68	448,126	1.84
Over five to ten years	777,216	3.70	272,681	2.34	—	—	1,049,897	3.35
Over ten to fifteen years	1,424,450	3.23	570,142	1.70	—	—	1,994,592	2.79
After fifteen years	4,460,112	3.59	275,392	2.06	—	—	4,735,504	3.50
Total due after one year	6,963,391	3.54	1,177,139	1.94	376,138	0.64	8,516,668	3.19

	$7,224,996	3.57	$1,180,803	1.94	$380,147	0.65	$8,785,946	3.22

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
The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company.  So long as the Bank remains well capitalized after each capital distribution (as evidenced by maintaining a CBLR greater than the required percentage), and operates in a safe and sound manner, it is management's belief that the OCC and FRB will continue to allow the Bank to distribute its earnings to the Company, although no assurance can be given in this regard.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action ("PCA"). Qualifying institutions that elect to use the CBLR framework, such as the Bank and the Company, that maintain a the required minimum leverage ratio will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the capital requirements for the well capitalized category under the agencies' PCA framework. As of September 30, 2020, the Bank's CBLR was 12.4% and the Company's CBLR was 13.7%, which exceeded the minimum requirements. See "Part I, Item 1. Business – Regulation and Supervision – Regulatory Capital Requirements" for additional information related to regulatory capital.

The following table presents a reconciliation of equity under GAAP to regulatory capital amounts, as of September 30, 2020, for the Bank and the Company (dollars in thousands):

	Bank	Company
Total equity as reported under GAAP	$1,165,813	$1,284,859
AOCI	16,505	16,505
Goodwill and other intangibles, net of associated deferred taxes	(13,510)	(13,510)
Total tier 1 capital	$1,168,808	$1,287,854

Contingencies

In the normal course of business, the Company and the Bank are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company's consolidated financial statements for the year ended September 30, 2020, or future periods.

Off-Balance Sheet Arrangements, Commitments and Contractual Obligations

The following table summarizes our contractual obligations, along with associated weighted average contractual rates, as of September 30, 2020.

		Maturity Range
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
	(Dollars in thousands)
Operating leases	$20,842	$1,192	$2,512	$1,830	$15,308

Certificates of deposit	$3,021,244	$1,505,501	$1,199,798	$315,041	$904
Rate	1.74%	1.46%	2.05%	1.88%	1.53%

Borrowings	$1,793,000	$843,000	$500,000	$350,000	$100,000
Rate	1.41%	0.76%	1.91%	2.27%	1.28%

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of customers. These financial instruments consist primarily of commitments to originate, purchase, or participate in loans or fund lines of credit, along with standby letters of credit. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of an underlying contract with a third party. The credit risks associated with these off-balance-sheet commitments are essentially the same as those involved with extending loans to customers and these commitments are subject to normal credit policies. The contractual amounts of these off-balance sheet financial instruments as of September 30, 2020 were as follows (dollars in thousands):

Commitments to originate and purchase/participate in loans	$248,607
Commitments to fund unused lines of credit	283,199
Standby letters of credit	1,372
Total	$533,178

It is expected that some of the commitments will expire unfunded; therefore, the amounts reflected in the table above are not necessarily indicative of future liquidity requirements. Additionally, the Bank is not obligated to honor commitments to fund unused lines of credit if a customer is delinquent or otherwise in violation of the loan agreement.

The Company has investments in several low income housing partnerships. These partnerships supply funds for the construction and operation of apartment complexes that provide affordable housing to that segment of the population with lower family income. If these developments successfully attract a specified percentage of residents falling in that lower income range, federal income tax credits are made available to the partners. The tax credits are normally recognized over ten years, and they play an important part in the anticipated yield from these investments. In order to continue receiving the tax credits each year over the life of the partnership, the low-income residency targets must be maintained. Under the terms of the partnership agreements, the Company has a commitment to fund a specified amount that will be due in installments over the life of the agreements. The majority of the commitments at September 30, 2020 are projected to be funded through the end of calendar year 2022. At September 30, 2020, the investments totaled $89.7 million and are included in other assets in the consolidated balance sheet. Unfunded commitments, which are recorded as liabilities, totaled $44.5 million at September 30, 2020.

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

General assumptions used by management to evaluate the sensitivity of our financial performance to changes in interest rates presented in the tables below are utilized in, and set forth under, the gap table and related notes. Although management finds these assumptions reasonable, the interest rate sensitivity of our assets and liabilities and the estimated effects of changes in interest rates on our net interest income and MVPE indicated in the below tables could vary substantially if different assumptions were used or actual experience differs from these assumptions. To illustrate this point, the projected cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities within the next 12 months as a percent of total assets ("one-year gap") is also provided for an up 200 basis point scenario, as of September 30, 2020.

Qualitative Disclosure about Market Risk

At September 30, 2020, the Bank's gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $435.0 million, or 4.58% of total assets, compared to $487.4 million, or 5.22% of total assets, at September 30, 2019. The decrease in the one-year gap amount was due to a shift in the cash flow projections on the Bank's non-maturity deposits compared to the prior year, related to the implementation of a new interest rate risk model. This change shortened the life of these liabilities and thus increased the amount of projected cash flows in the 12-month horizon compared to the previous model. This change was largely offset by lower interest rates as of September 30, 2020 compared to September 30, 2019, which increased the cash flow projections related to the Bank's mortgage-related assets. As interest rates fall, borrowers have more economic incentive to refinance their mortgages and agency debt issuers have more economic incentive or opportunity to exercise their call options in order to issue new debt at lower interest rates, resulting in higher projected cash flows on these assets.

The majority of interest-earning assets anticipated to reprice in the coming year are repayments and prepayments on one- to four-family loans and MBS, both of which include the option to prepay without a fee being paid by the contract holder. The amount of interest-bearing liabilities expected to reprice in a given period is not typically impacted significantly by changes in interest rates, because the Bank's borrowings and certificate of deposit portfolios have contractual maturities and generally cannot be terminated early without a prepayment penalty. If interest rates were to increase 200 basis points, as of September 30, 2020, the Bank's one-year gap is projected to be $(611.0) million, or (6.44)% of total assets. The decrease in the gap compared to when there is no change in rates is due to lower anticipated cash flows in the higher rate environment. This compares to a one-year gap of $(361.8) million, or (3.87)% of total assets, if interest rates were to have increased 200 basis points as of September 30, 2019.

During the current fiscal year, loan repayments totaled $1.89 billion and cash flows from the securities portfolio totaled $668.0 million. The majority of these cash flows were reinvested into new loans and securities at current market interest rates. Total cash flows from term liabilities that matured and/or repriced into current market interest rates during the current fiscal year were $2.97 billion, including $1.16 billion in term borrowings, of which $640.0 million was tied to interest rate swaps. These offsetting cash flows allow the Bank to manage its interest rate risk and gap position more precisely than if the Bank did not have offsetting cash flows due to its mix of assets or maturity structure of liabilities.

The Bank primarily uses long-term fixed-rate borrowings with no embedded options to lengthen the average life of the Bank's liabilities. The fixed-rate characteristics of these borrowings lock-in the cost until maturity and thus decrease the amount of liabilities repricing as interest rates move higher compared to funding with lower-cost short-term borrowings. These borrowings are laddered in order to prevent large amounts of liabilities repricing in any one period. The WAL of the Bank's term borrowings as of September 30, 2020 was 1.9 years. However, including the impact of interest rate swaps related to $640.0 million of adjustable-rate FHLB advances, the WAL of the Bank's term borrowings as of September 30, 2020 was 3.0 years. The interest rate swaps effectively convert the adjustable-rate borrowings into long-term, fixed-rate liabilities.

In addition to these wholesale strategies, the Bank has benefited from an increase in non-maturity deposits. Rates paid on non-maturity deposits are not expected to increase as market interest rates rise. Specifically, checking accounts and savings accounts have had minimal interest rate fluctuations throughout historical interest rate cycles, though no assurance can be given that this will be the case in future interest rate cycles. The balances and rates of these accounts have historically tended to remain very stable over time, giving them the characteristic of long-term liabilities. The Bank uses historical data pertaining to these accounts to estimate their future balances. Additionally, as we expand the commercial banking business, we expect to have the ability to obtain lower-costing commercial deposits, which could be used to reduce the cost of funds by replacing FHLB borrowings and wholesale deposits.

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

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$2,180,950	$2,209,189	$1,087,823	$1,745,032	$7,222,994
Securities(2)	618,869	513,172	178,157	219,407	1,529,605
Other interest-earning assets	172,286	—	—	—	172,286
Total interest-earning assets	2,972,105	2,722,361	1,265,980	1,964,439	8,924,885

Interest-bearing liabilities:
Non-maturity deposits(3)	752,147	379,065	410,930	1,710,488	3,252,630
Certificates of deposit	1,505,599	1,199,700	315,477	468	3,021,244
Borrowings(4)	279,401	702,940	618,134	231,139	1,831,614
Total interest-bearing liabilities	2,537,147	2,281,705	1,344,541	1,942,095	8,105,488

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$434,958	$440,656	$(78,561)	$22,344	$819,397

Cumulative excess of interest-earning assets over
interest-bearing liabilities	$434,958	$875,614	$797,053	$819,397

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Cumulative excess of interest-earning assets over interest-bearing liabilities as a percent of total Bank assets at:
September 30, 2020	4.58%	9.23%	8.40%	8.64%
September 30, 2019	5.21

Cumulative one-year gap - interest rates +200 bps at:
September 30, 2020	(6.44)
September 30, 2019	(3.88)

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
(2)MBS reflect projected prepayments at amortized cost. Investment securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of September 30, 2020, at amortized cost.
(3)Although the Bank's checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts is based on assumptions developed from our actual experiences with these accounts. If all of the Bank's checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $2.07 billion, for a cumulative one-year gap of (21.8)% of total assets.
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

For each date presented in the following table, the estimated change in the Bank's net interest income is based on the indicated instantaneous, parallel and permanent change in interest rates. The change in each interest rate environment represents the difference between estimated net interest income in the 0 basis point interest rate environment ("base case," assumes the forward market and product interest rates implied by the yield curve are realized) and the estimated net interest income in each alternative interest rate environment (assumes market and product interest rates have a parallel shift in rates across all maturities by the indicated change in rates). Projected cash flows for each scenario are based upon varying prepayment assumptions to model likely customer behavior changes as market rates change. For the current year, multiple yields along the yield curve were less than one percent, so the -100 basis points scenario was not applicable. Estimations of net interest income used in preparing the table below were based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change materially and that any repricing of assets or liabilities occurs at anticipated product and market rates for the alternative rate environments as of the dates presented. The estimation of net interest income does not include any projected gains or losses related to the sale of loans or securities, or income derived from non-interest income sources, but does include the use of different prepayment assumptions in the alternative interest rate environments. It is important to consider that estimated changes in net interest income are for a cumulative four-quarter period. These do not reflect the earnings expectations of management.

Change	Net Interest Income At September 30,
(in Basis Points)	2020			2019
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
000 bp	$183,596	$—	—%	$193,329	$—	—%
+100 bp	188,084	4,488	2.44	194,093	764	0.40
+200 bp	188,417	4,821	2.63	192,111	(1,218)	(0.63)
+300 bp	186,441	2,845	1.55	188,752	(4,577)	(2.37)

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The net interest income projection was lower in the base case scenario at September 30, 2020 compared to September 30, 2019 due to lower interest rates at September 30, 2020 compared to September 30, 2019. Because the Bank's gap was positive during the current year, assets have repriced downward at a faster pace than liabilities, resulting in a lower base case net interest income projection at September 30, 2020.

The net interest income projections increase from the base case in all rising interest rate scenarios at September 30, 2020. The net interest income projection was more adversely impacted in the rising interest rate scenarios at September 30, 2019 compared to September 30, 2020, due primarily to higher interest rates at September 30, 2019. The positive impact of rising interest rates is diminished as interest rates increase. Higher interest rates decreased the projected cash flows from the Bank's mortgage-related assets, thus decreasing the positive impact of rising interest rates compared to the base case.

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

The following table sets forth the estimated change in the MVPE for each date presented based on the indicated instantaneous, parallel, and permanent change in interest rates. The change in each interest rate environment represents the difference between the MVPE in the base case (assumes the forward market interest rates implied by the yield curve are realized) and the MVPE in each alternative interest rate environment (assumes market interest rates have a parallel shift in rates). Projected cash flows for each scenario are based upon varying prepayment assumptions to model likely customer behavior as market rates change. For the current year, multiple yields along the yield curve were less than one percent, so the -100 basis points scenario was not applicable. The estimations of the MVPE used in preparing the table below were based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change, that any repricing of assets or liabilities occurs at current product or market rates for the alternative rate environments as of the dates presented, and that different prepayment rates were used in each alternative interest rate environment. The estimated MVPE results from the valuation of cash flows from financial assets and liabilities over the anticipated lives of each for each interest rate environment. The table below presents the effects of the changes in interest rates on our assets and liabilities as they mature, repay, or reprice, as shown by the change in the MVPE for alternative interest rates.

Change	Market Value of Portfolio Equity At September 30,
(in Basis Points)	2020			2019
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
000 bp	$1,301,409	$—	—%	$1,283,429	$—	—%
+100 bp	1,290,877	(10,532)	(0.81)	1,286,446	3,017	0.24
+200 bp	1,157,368	(144,041)	(11.07)	1,162,151	(121,278)	(9.45)
+300 bp	967,997	(333,412)	(25.62)	992,060	(291,369)	(22.70)

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The percentage change in the Bank's MVPE at September 30, 2020 was negative in all scenarios. At September 30, 2019 the percentage change in the Bank's MVPE was negative in the +200 and +300 basis point scenarios. This change was due primarily to a change in the Bank's interest rate risk model, of which the most significant impact was on the valuation of the Bank's non-maturity deposit portfolio. The model changes resulted in a shorter duration for these liabilities than was modeled at September 30, 2019, which reduced their sensitivity to changes in interest rates. The Bank's MVPE decreases as interest rates rise, as the market value for assets decreases at a faster pace than these liabilities. The negative impact to the MVPE in the rising interest rate scenarios is due to slower prepayment projections on the Bank's mortgage-related assets and investments. As interest rates increase, borrowers have less economic incentive to refinance their mortgages and agency debt issuers have less economic incentive or opportunity to exercise their call options in order to issue new debt at lower interest rates, resulting in lower projected cash flows on these assets. As interest rates increase in the rising rate scenarios, repayments on mortgage-related assets are more likely to decrease and only be realized through significant changes in borrowers' lives such as divorce, death, job-related relocations, or other events as there is less economic incentive for borrowers to prepay their debt, resulting in an increase in the average life of mortgage-related assets. Similarly, call projections for the Bank's callable agency debentures decrease as interest rates rise, which results in cash flows related to these assets moving closer to the contractual maturity dates. The higher expected average lives of these assets, relative to the assumptions in the base case interest rate environment, increases the sensitivity of their market value to changes in interest rates.

The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates for our interest-earning assets and interest-bearing liabilities as of September 30, 2020. Yields presented for interest-earning assets include the amortization of fees, costs, premiums and discounts, which are considered adjustments to the yield. The interest rate presented for term borrowings is the effective rate, which includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The WAL presented for term borrowings includes the effect of interest rate swaps. The maturity and repricing terms presented for one- to four-family loans represent the contractual terms of the loan.

	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Investment securities	$380,147	0.65%	1.0	24.3%	4.2%
MBS - fixed	970,369	1.82	3.3	62.2	10.7
MBS - adjustable	210,434	2.49	3.1	13.5	2.3
Total securities	1,560,950	1.62	2.7	100.0%	17.2
Loans receivable:
Fixed-rate one- to four-family:
<= 15 years	1,130,538	2.98	3.1	15.6%	12.5
> 15 years	4,287,229	3.67	4.2	59.3	47.3
Fixed-rate commercial	556,195	4.14	3.5	7.7	6.1
All other fixed-rate loans	47,855	4.53	4.9	0.7	0.5
Total fixed-rate loans	6,021,817	3.59	3.9	83.3	66.4
Adjustable-rate one- to four-family:
<= 36 months	189,591	2.25	4.8	2.6	2.1
> 36 months	639,461	3.09	3.2	8.9	7.1
Adjustable-rate commercial	273,465	4.75	6.6	3.8	3.0
All other adjustable-rate loans	100,662	4.23	2.5	1.4	1.1
Total adjustable-rate loans	1,203,179	3.43	4.2	16.7	13.3
Total loans receivable	7,224,996	3.57	4.0	100.0%	79.7
FHLB stock	93,862	4.64	1.9		1.0
Cash and cash equivalents	185,148	0.09	—		2.1
Total interest-earning assets	$9,064,956	3.18	3.6		100.0%

Non-maturity deposits	$3,170,164	0.20	6.1	51.2%	39.7%
Retail/business certificates of deposit	2,766,461	1.83	1.5	44.7	34.6
Public unit certificates of deposit	254,783	0.74	0.5	4.1	3.2
Total deposits	6,191,408	0.95	3.8	100.0%	77.5
Term borrowings	1,793,000	2.31	3.0		22.5
Total interest-bearing liabilities	$7,984,408	1.26	3.6		100.0%

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Capitol Federal Financial, Inc. and subsidiary

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Capitol Federal Financial, Inc. and subsidiary (the "Company") as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2020, of the Company and our report dated November 25, 2020, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Kansas City, Missouri
November 25, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Capitol Federal Financial, Inc. and subsidiary

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Capitol Federal Financial, Inc. and subsidiary (the "Company") as of September 30, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended September 30, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 25, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Allowance for Credit Losses - Refer to Notes 1 and 5 to the financial statements

Critical Audit Matter Description

Management's methodology for assessing the appropriateness of the allowance for credit losses (ACL) consists of a formula analysis model, along with analyzing and considering several other relevant internal and external factors. In the formula analysis model, historical loss factors, as adjusted, are applied to each loan category and qualitative factors are applied to reflect risks inherent in each loan category that are not captured by the historical loss factors. Management reviews the factors quarterly to assess whether the factors adequately cover probable and estimable losses inherent in the loan portfolio. Management also analyzes and considers several other relevant internal and external factors, including the national and state unemployment rates, national and state unemployment benefit claim levels, the amount of and timing of financial assistance provided by the government and the Bank's COVID-19 loan modification program, residential real estate value trends, credit score trends, delinquent loan trends, consumer spending levels and trends, industries significantly impacted by the COVID-19 pandemic, commercial lending's review of the Bank's largest commercial loan relationships, historical peer ACL to loan ratios and industry and peer charge-off percentages, among other considerations. Based on management's review of these data elements, they evaluate the reasonableness of the ACL on an ongoing basis and whether any changes need to be made to the Bank's ACL methodology, including the consideration of the economic conditions. During the current fiscal year, management increased the historical loss and qualitative factors applied in the formula analysis model for all loan categories and added a COVID-19 qualitative loss factor to the Bank's commercial loan portfolio.

Considering the estimation and judgment required by management in determining adjustments for qualitative factors, our audit of the ACL and the related disclosures required a high degree of auditor judgment with regard to the qualitative adjustments specifically to the commercial loan portfolio.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the ACL formula analysis model included the following, among others:
•We tested the effectiveness of controls over the Company's ACL formula analysis model inclusive of the controls over loan charge-off activity and including additional considerations with respect to current economic conditions and management's review of the adequacy of the ACL.
•We tested the classification and appropriate segregation of loan categories based on certain risk characteristics in order to evaluate the application of the relevant economic and qualitative assumptions.
•We evaluated the appropriateness and relevance of the data elements by comparing to relevant internal and external sources.
•We tested the mathematical accuracy of (i) the historical charge-off activity, (ii) the quantitative measures of the qualitative loss factors, and (iii) the formula analysis model calculations.
•We assessed the reasonableness of, and evaluated support for, key qualitative adjustments based on market and economic conditions and/or portfolio performance metrics.
•We assessed the reasonableness of, and evaluated support for, the COVID-19 qualitative factor applied to the commercial portfolio including (i) industries significantly impacted by the COVID-19 pandemic, (ii) commercial lending's review of commercial loan relationships, and (iii) COVID-19 loan modifications.
•We evaluated analytics, trends, and peer analysis of the overall ACL formula analysis model to assess for reasonableness.

/s/ Deloitte & Touche LLP

Kansas City, Missouri
November 25, 2020

We have served as the Company's auditor since 1974.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2020 and 2019 (Dollars in thousands, except per share amounts)

	2020	2019
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $172,430 and $198,809)	$185,148	$220,370
Available-for-sale ("AFS") securities, at estimated fair value	1,560,950	1,204,863
Loans receivable, net (allowance for credit losses ("ACL") of $31,527 and $9,226)	7,202,851	7,416,747
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	93,862	98,456
Premises and equipment, net	101,875	96,784
Income taxes receivable, net	—	2
Other assets	342,532	302,796
TOTAL ASSETS	$9,487,218	$9,340,018

LIABILITIES:
Deposits	$6,191,408	$5,581,867
Borrowings	1,789,313	2,239,989
Advance payments by borrowers for taxes and insurance	65,721	65,686
Income taxes payable, net	795	—
Deferred income tax liabilities, net	8,180	14,282
Accounts payable and accrued expenses	146,942	101,868
Total liabilities	8,202,359	8,003,692

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 138,956,296 and 141,440,030 shares issued and outstanding as of September 30, 2020 and 2019, respectively	1,389	1,414
Additional paid-in capital	1,189,853	1,210,226
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(33,040)	(34,692)
Retained earnings	143,162	174,277
Accumulated other comprehensive (loss) income ("AOCI"), net of tax	(16,505)	(14,899)
Total stockholders' equity	1,284,859	1,336,326
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,487,218	$9,340,018

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 2020, 2019, and 2018 (Dollars in thousands, except per share amounts)

	2020	2019	2018
INTEREST AND DIVIDEND INCOME:
Loans receivable	$270,494	$284,229	$260,198
Mortgage-backed securities ("MBS")	23,009	25,730	22,619
FHLB stock	5,827	7,823	10,962
Investment securities	4,467	6,366	4,670
Cash and cash equivalents	1,181	5,806	23,443
Total interest and dividend income	304,978	329,954	321,892
INTEREST EXPENSE:
Deposits	67,598	66,201	52,625
Borrowings	48,045	57,363	70,494
Total interest expense	115,643	123,564	123,119
NET INTEREST INCOME	189,335	206,390	198,773
PROVISION FOR CREDIT LOSSES	22,300	750	—
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	167,035	205,640	198,773
NON-INTEREST INCOME:
Deposit service fees	11,285	12,740	15,636
Insurance commissions	2,487	2,821	2,469
Other non-interest income	5,827	6,397	3,930
Total non-interest income	19,599	21,958	22,035
NON-INTEREST EXPENSE:
Salaries and employee benefits	52,996	53,145	46,563
Information technology and related expense	16,974	17,615	13,999
Occupancy, net	13,870	13,032	11,455
Regulatory and outside services	5,762	5,813	5,709
Advertising and promotional	4,889	5,244	5,034
Deposit and loan transaction costs	2,890	2,478	5,621
Office supplies and related expense	2,195	2,439	1,888
Federal insurance premium	914	1,172	3,277
Other non-interest expense	5,514	6,006	3,356
Total non-interest expense	106,004	106,944	96,902
INCOME BEFORE INCOME TAX EXPENSE	80,630	120,654	123,906
INCOME TAX EXPENSE	16,090	26,411	24,979
NET INCOME	$64,540	$94,243	$98,927

Basic earnings per share ("EPS")	$0.47	$0.68	$0.73
Diluted EPS	$0.47	$0.68	$0.73

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED SEPTEMBER 30, 2020, 2019, and 2018 (Dollars in thousands)

	2020	2019	2018
Net income	$64,540	$94,243	$98,927
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on AFS securities arising during the period, net of taxes of $(4,359), $(3,468), and $2,499	13,578	10,804	(6,741)
Unrealized gains on securities reclassified from held-to-maturity ("HTM") to AFS during the period, net of taxes of $0, $(750), and $0	—	2,336	—
Changes in unrealized gains (losses) on cash flow hedges, net of taxes of $4,875, $10,394, and $(2,785)	(15,184)	(32,379)	7,496
Comprehensive income	$62,934	$75,004	$99,682

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2020, 2019, and 2018 (Dollars in thousands, except per share amounts)

		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at September 30, 2017	$1,382	$1,167,368	$(37,995)	$234,640	$2,918	$1,368,313

Net income, fiscal year 2018				98,927		98,927
Other comprehensive income, net of tax					755	755
Reclassification of certain tax effects related to adopting Accounting Standards Update ("ASU") 2018-02				(667)	667	—
Cumulative effect of adopting ASU 2016-09		19		(19)		—
Capital City Bancshares, Inc. ("CCB") acquisition	30	39,083				39,113
ESOP activity		541	1,652			2,193
Stock-based compensation		372				372
Stock options exercised		261				261
Cash dividends to stockholders ($0.88 per share)				(118,312)		(118,312)
Balance at September 30, 2018	1,412	1,207,644	(36,343)	214,569	4,340	1,391,622

Net income, fiscal year 2019				94,243		94,243
Other comprehensive loss, net of tax					(19,239)	(19,239)
Cumulative effect of adopting ASU 2014-09				394		394
ESOP activity		549	1,651			2,200
Restricted stock activity, net	1	(3)				(2)
Stock-based compensation		552				552
Stock options exercised	1	1,484				1,485
Cash dividends to stockholders ($0.98 per share)				(134,929)		(134,929)
Balance at September 30, 2019	1,414	1,210,226	(34,692)	174,277	(14,899)	1,336,326

Net income, fiscal year 2020				64,540		64,540
Other comprehensive loss, net of tax					(1,606)	(1,606)
Cumulative effect of adopting ASU 2016-02				88		88
ESOP activity		336	1,652			1,988
Restricted stock activity, net		(19)				(19)
Stock-based compensation		570				570
Repurchase of common stock	(26)	(21,897)		(1,881)		(23,804)
Stock options exercised	1	637				638
Cash dividends to stockholders ($0.68 per share)				(93,862)		(93,862)
Balance at September 30, 2020	$1,389	$1,189,853	$(33,040)	$143,162	$(16,505)	$1,284,859

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2020, 2019, and 2018 (Dollars in thousands)

	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$64,540	$94,243	$98,927
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(5,827)	(7,823)	(10,962)
Provision for credit losses	22,300	750	—
Originations of loans receivable held-for-sale ("LHFS")	—	—	(777)
Proceeds from sales of LHFS	—	—	16,423
Amortization and accretion of premiums and discounts on securities	1,661	1,242	3,150
Depreciation and amortization of premises and equipment	9,133	9,143	8,458
Amortization of intangible assets	1,964	2,316	234
Amortization of deferred amounts related to FHLB advances, net	539	8	1,173
Common stock committed to be released for allocation - ESOP	1,988	2,200	2,193
Stock-based compensation	570	552	372
Provision for deferred income taxes	(5,588)	(361)	(4,540)
Changes in:
Unrestricted cash collateral (provided to)/received from derivative counterparties, net	—	(9,970)	10,701
Other assets, net	9,105	6,220	1,712
Income taxes payable/receivable, net	774	2,173	(2,262)
Accounts payable and accrued expenses	(8,231)	(19,746)	(639)
Net cash provided by operating activities	92,928	80,947	124,163

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(1,007,763)	(386,702)	(411,459)
Proceeds from calls, maturities and principal reductions of AFS securities	667,952	359,551	192,966
Proceeds from calls, maturities and principal reductions of HTM securities	—	165,336	212,267
Proceeds from sale of AFS securities	—	—	2,078
Proceeds from the redemption of FHLB stock	10,421	197,054	291,506
Purchase of FHLB stock	—	(187,961)	(277,552)
Net change in loans receivable	191,359	95,358	(37,537)
Purchase of premises and equipment	(14,742)	(11,732)	(11,761)
Proceeds from sale of other real estate owned ("OREO")	993	2,053	2,240
Cash acquired from acquisition	—	—	15,685
Proceeds from the redemption of common equity securities related to the redemption of junior subordinated debentures	—	302	—
Proceeds from bank-owned life insurance ("BOLI") death benefit	490	—	—
Net cash (used in) provided by investing activities	(151,290)	233,259	(21,567)

			(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2020, 2019, and 2018 (Dollars in thousands)

	2020	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(93,862)	(134,929)	(118,312)
Net change in deposits	609,541	(21,487)	(58,988)
Proceeds from borrowings	1,665,600	5,518,700	17,275,100
Repayments on borrowings	(2,112,600)	(5,563,752)	(17,414,200)
Change in advance payments by borrowers for taxes and insurance	35	422	939
Payment of FHLB prepayment penalties	(4,215)	—	—
Repurchase of common stock	(20,767)	—	—
Stock options exercised	638	1,485	261
Net cash provided by (used in) financing activities	44,370	(199,561)	(315,200)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	(13,992)	114,645	(212,604)

CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS:
Beginning of year	253,700	139,055	351,659
End of year	$239,708	$253,700	$139,055

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$13,045	$17,779	$24,785
Interest payments	$118,610	$123,508	$119,699

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Loans transferred to LHFS	$—	$—	$15,814
Operating lease right-of-use assets obtained	$16,841	$—	$—
Operating lease liabilities obtained	$16,726	$—	$—
Acquisition:
Common stock issued	$—	$—	$39,113
Fair value of assets acquired, excluding acquired cash and intangibles	$—	$—	$418,062
Fair value of liabilities assumed	$—	$—	$412,675
Transfer of HTM securities, at amortized cost, to AFS securities	$—	$444,732	$—

See accompanying notes to consolidated financial statements.			(Concluded)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2020, 2019, and 2018

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business - Capitol Federal Financial, Inc. (the "Company") provides a full range of retail banking services through its wholly-owned subsidiary, Capitol Federal Savings Bank (the "Bank"), a federal savings bank, which has 45 traditional and 9 in-store banking offices serving primarily the metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia and Salina, Kansas and portions of the Kansas City metropolitan area. The Bank emphasizes mortgage lending, primarily originating and purchasing one- to four-family loans, and providing personal retail financial services, along with offering commercial banking and lending products. The Bank is subject to competition from other financial institutions and other companies that provide financial services.

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

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Cash, cash equivalents, restricted cash and restricted cash equivalents reported in the statement of cash flows include cash and cash equivalents of $185.1 million and $220.4 million at September 30, 2020 and 2019, respectively, and restricted cash and cash equivalents of $54.6 million and $33.3 million at September 30, 2020 and 2019, respectively, which was included in other assets on the consolidated balance sheet.  The restricted cash and cash equivalents relate to the collateral postings to/from the Bank's derivative counterparties associated with the Bank's interest rate swaps.  See additional discussion regarding the interest rate swaps in Note 9. Deposits and Borrowed Funds.

Regulations of the Board of Governors of the Federal Reserve System ("FRB") require federally chartered savings banks to maintain cash reserves against their transaction accounts. Required reserves must be maintained in the form of vault cash, an account at a Federal Reserve Bank, or a pass-through account as defined by the FRB. The amount of interest-earning deposits held at the Federal Reserve Bank of Kansas City ("FRB of Kansas City") as of September 30, 2020 and 2019 was $172.2 million and $198.6 million, respectively. The Bank is in compliance with the FRB requirements. For the years ended September 30, 2020 and 2019, the average daily balance of required reserves at the FRB of Kansas City was $6.6 million and $21.5 million, respectively.

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

Securities that management has the intention and ability to hold to maturity are classified as HTM and reported at amortized cost. Such securities are adjusted for the amortization of premiums and discounts which are recognized as adjustments to interest income over the life of the securities using the level-yield method. At September 30, 2020 and 2019, the portfolio did not contain any securities classified as HTM.

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

Securities that are purchased and held principally for resale in the near future are classified as trading securities and are reported at fair value, with unrealized gains and losses included in non-interest income in the consolidated statements of income. During the fiscal years ended September 30, 2020 and 2019, neither the Company nor the Bank maintained a trading securities portfolio.

Management monitors securities in the investment portfolio for impairment on an ongoing basis and performs a formal review quarterly. The process involves monitoring market events and other items that could impact issuers. The evaluation includes, but is not limited to, such factors as: the nature of the investment, the length of time the security has had a fair value less than the amortized cost basis, the cause(s) and severity of the loss, expectation of an anticipated recovery period, recent events specific to the issuer or industry including the issuer's financial condition and current ability to make future payments in a timely manner, external credit ratings and recent downgrades in such ratings, management's intention to sell and whether it is more likely than not management would be required to sell prior to recovery for debt securities. Management determines whether other-than-temporary losses should be recognized for impaired securities by assessing all known facts and circumstances surrounding the securities. If management intends to sell an impaired security or if it is more likely than not that management will be required to sell an impaired security before recovery of its amortized cost basis, an other-than-temporary impairment has occurred and the difference between amortized cost and fair value will be recognized as a loss in earnings and the security will be written down to fair value.

Loans Receivable - Loans receivable that management has the intention and ability to hold for the foreseeable future are carried at the amount of unpaid principal, net of ACL, undisbursed loan funds, unamortized premiums and discounts, and deferred loan origination fees and costs. Net loan origination fees and costs, and premiums and discounts are amortized as yield adjustments to interest income using the level-yield method. Interest on loans is credited to income as earned and accrued only if deemed collectible.

Loan endorsements - Certain existing one- to four- family loan customers, including customers whose loans were purchased from a correspondent lender, have the opportunity, for a fee, to endorse their original loan terms to current loan terms being offered by the Bank. The fee received for each endorsement is deferred and amortized as an adjustment to interest income over the life of the loan.  If the change in loan terms resulting from the endorsement is deemed to be more than minor, the loan is treated as a new loan and all existing unamortized deferred loan origination fees and costs are recognized at the time of endorsement.  If the change in loan terms is deemed to be minor, the fee received for the endorsement is added to the net remaining unamortized deferred fee or deferred cost balance.

Coronavirus Disease 2019 ("COVID-19") loan modification programs - In March 2020, the Bank announced loan modification programs to support and provide relief for its borrowers during the COVID-19 pandemic. Generally, loan modifications under these programs ("COVID-19 loan modifications") for one- to four-family loans and consumer loans consist of a three-month payment forbearance of principal, interest, and in some cases, escrow. COVID-19 loan modifications of commercial loans mainly consist of up to a six-month interest-only payment period, but an option for a three- to six-month forbearance of principal and interest was also available to our borrowers. The Company has followed the loan modification criteria within the Coronavirus Aid, Relief, and Economic Security ("CARES") Act or Interagency guidance when determining if a borrower's modification is subject to troubled debt restructuring ("TDR") classification. If it is determined that the modification does not meet the criteria under the CARES Act or Interagency guidance to be excluded from TDR classification, the Company evaluates the loan modifications under its existing TDR framework. Loans subject to forbearance under the COVID-19 loan modification program are not reported as past due or placed on nonaccrual status during the forbearance time period, and interest income continues to be recognized over the contractual life of the loans.
Troubled debt restructurings - For borrowers experiencing financial difficulties, the Bank may grant a concession to the borrower.  Such concessions generally involve extensions of loan maturity dates, the granting of periods during which reduced payment amounts are required, and/or reductions in interest rates.  The Bank does not forgive principal or interest, nor does it commit to lend additional funds to these borrowers, except for situations generally involving the capitalization of delinquent interest and/or escrow on one- to four-family loans and consumer loans, not to exceed the original loan amount. In the case of commercial loans, the Bank does not forgive principal or interest or commit to lend additional funds unless the borrower provides additional collateral or other enhancements to improve the credit quality.

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

The primary risk characteristics inherent in the one- to four-family and consumer loan portfolios are a decline in economic conditions, elevated levels of unemployment or underemployment, and declines in residential real estate values. Any one or a combination of these events may adversely affect the ability of borrowers to repay their loans, resulting in increased delinquencies, non-performing assets, loan losses, and future loan loss provisions. Although the commercial loan portfolio is subject to the same risk of declines in economic conditions, the primary risk characteristics inherent in this portfolio include the ability of the borrower to sustain sufficient cash flows from leases and business operations, the ability to control operational or business expenses to satisfy their contractual debt payments, and the ability to utilize personal or business resources to pay their contractual debt payments if the cash flows are not sufficient. Additionally, if the Bank were to repossess the secured collateral of a commercial real estate loan, the pool of potential buyers is more limited than that for a residential property. Therefore, the Bank could hold the property for an extended period of time, or be forced to sell at a discounted price, resulting in additional losses. Our commercial and industrial loans are primarily secured by accounts receivable, inventory and equipment, which may be difficult to appraise, may be illiquid and may fluctuate in value based on the success of the business.

As of each quarter end, a formula analysis is prepared which segregates the loan portfolio into categories based on certain risk characteristics. The categories include the following: one- to four-family loans; commercial loans; consumer home equity loans; and other consumer loans. Home equity loans with the same underlying collateral as a one- to four-family loan are combined with the one- to four-family loan in the formula analysis model to calculate a combined loan-to-value ("LTV") ratio. The one- to four-family loan portfolio and related home equity loans are segregated into additional categories based on the following risk characteristics: loan source (originated, correspondent purchased, or bulk purchased), interest payments (fixed-rate and adjustable-rate), LTV ratios, borrower's credit scores, and geographic location. The categories were derived by management based on reviewing the historical performance of the one- to four-family loan portfolio and taking into consideration current economic conditions, such as trends in residential real estate values in certain areas of the U.S. and unemployment rates. The commercial loan portfolio is segregated into additional categories based on the type of loan (real estate loan, construction loan or commercial and industrial). Impaired loans are not included in the formula analysis as they are individually evaluated for loss.

Historical loss factors are applied to each loan category in the formula analysis model. As of each quarter end, management reviews historical losses over a look-back time period and utilizes the historical loss time periods believed to be the most appropriate considering the then-current economic conditions. The historical loss time period is then adjusted for a loss emergence time period, which represents the estimated time period from the date of a loss event to the date we recognize a charge-off/loss. Qualitative factors are utilized in the formula analysis model to reflect risks inherent in each loan category that are not captured by the historical loss factors. The qualitative factors for one- to four-family and consumer loan portfolios take into consideration such items as: unemployment rate trends, residential real estate value trends, credit score trends, and delinquent loan trends. The qualitative factors for the commercial loan portfolio take into consideration the composition of the portfolio along with industry and peer charge-off information and certain ACL ratios. As loans are classified or become delinquent, the qualitative loss factors increase for each respective loan category. The qualitative factors were derived by management based on a review of the historical performance of the respective loan portfolios and industry and peer information for those loan portfolios with no or limited historical loss experience, along with consideration of current economic conditions and the likely impact such conditions might have on the performance of the loan portfolio.

Management increased the historical loss and qualitative factors for the one- to four-family and consumer loan portfolios during the current fiscal year to account for a higher level of estimated inherent losses in the loan portfolio as a result of the deterioration of economic conditions due to the COVID-19 pandemic. When determining the appropriate historical loss and qualitative factors for the one- to four-family and consumer loan portfolios, management took into consideration such factors as the national and state unemployment rates and related trends, national and state unemployment benefit claim levels and related trends, the amount of and timing of financial assistance provided by the government, and the Bank's COVID-19 loan modification program. Unemployed individuals benefited from additional unemployment benefits afforded under the CARES Act; however, the majority of the financial assistance provided by the federal government, which may be masking the Bank's actual credit exposure, tapered off significantly by September 30, 2020. In late March 2020, the Bank began offering a COVID-19 loan modification program for one- to four-family and consumer loans. While the intention of the COVID-19 loan modification program was to keep customers current on their payments and therefore in their homes during the worst of the economic downturn, the program could be masking the Bank's actual credit exposure on these loans. After considering the factors noted above, management evaluated the Bank's historical ACL to loans ratios compared to historical unemployment rates and housing price index trends and the Bank's historical charge-off percentages. After reviewing historical information and considering the economic conditions at September 30, 2020, management selected the worst historical time periods and used those historical loss and qualitative factors in the ACL formula analysis model at September 30, 2020. Management then compared the ACL (calculated by the formula analysis model) to loans ratio to the Bank's historical ACL to loan ratios to determine the appropriate amount of ACL at September 30, 2020 considering the economic conditions at that point in time.

Management also increased the qualitative factors and applied a COVID-19 qualitative factor to the Bank's commercial loan portfolio at September 30, 2020. To determine the appropriate qualitative factors for the Bank's commercial loan portfolio at September 30, 2020, management considered the factors noted above, along with such factors as consumer spending levels and trends, industries significantly impacted by the COVID-19 pandemic, the commercial lending team's review of the Bank's largest commercial loan relationships, and the Bank's COVID-19 loan modification program. The Bank's commercial lending team's loan analysis through September 30, 2020 primarily focused on the lending relationships considered most at risk of short-term operational cash flow issues and/or collateral concerns. Those considered most at risk were among the categories with the highest usage of the Bank's COVID-19 loan modification program. We believe the Bank's COVID-19 loan modification program has been very beneficial to the majority of the Bank's borrowers that took advantage of the program; however, as is the case with one- to four-family loans, the modifications may be masking the Bank's actual credit exposure. The commercial lending team also considered the largest credits and LTVs for loans in the industries most impacted by the COVID-19 pandemic. After considering the factors noted above and the very limited historical loan loss experience for the Bank's commercial loan portfolio, management reviewed historical peer ACL to loan ratios and peer charge-off percentages and the economic conditions during those time periods. After reviewing peer historical information and considering the economic conditions at September 30, 2020, management increased the commercial loan qualitative factors and applied a COVID-19 qualitative factor. Management then compared the ACL (calculated by the formula analysis model) to loans ratio to peer historical ACL to loan ratios to determine the appropriate amount of ACL at September 30, 2020 considering the economic conditions at that point in time.

For non-PCI loans, the Company estimates a hypothetical amount of ACL using the same historical loss and qualitative factors as the Bank's formula analysis model to establish the hypothetical amount of ACL. This amount is compared with the remaining net purchase discount for the non-PCI loans to test for credit quality deterioration and the possible need for an additional loan loss provision. To the extent the remaining net purchase discount of the pool is greater than the hypothetical ACL, no additional ACL is necessary. If the remaining net purchase discount of the pool is less than the hypothetical ACL, the difference results in an increase to the ACL recorded through a provision for credit losses.

Management will continue to closely monitor economic conditions and will work with borrowers as necessary to assist them through this challenging economic climate. If economic conditions worsen or do not improve in the near term, and if future government programs, if any, do not provide adequate relief to borrowers, it is possible the Bank's ACL will need to increase in future periods. Management seeks to apply the ACL methodology in a consistent manner; however, the methodology may be modified in response to changing conditions, such as was the case during the current fiscal year. Although management believes the ACL was at a level adequate to absorb inherent losses in the loan portfolio at September 30, 2020, the level of the ACL remains an estimate that is subject to significant judgment and short-term changes.

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

Revenue Recognition - Non-interest income within the scope of Accounting Standards Codification ("ASC") Topic 606 is recognized by the Company when performance obligations, under the terms of the contract, are satisfied. This income is measured as the amount of consideration expected to be received in exchange for the providing of services. The majority of the Company's applicable non-interest income continues to be recognized at the time when services are provided to its customers. See Note 17. Revenue Recognition for additional information.

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

The calculated amounts of the right-of-use assets and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum remaining lease payments. The Company's lease agreements often include one or more options to renew at the Company's discretion. If, at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company includes the extended term in the calculation of the right-of-use asset and lease liability. Generally, the Company cannot practically determine the interest rate implicit in the lease so the Company's incremental borrowing rate is used as the discount rate for the lease. The Company uses FHLB advance interest rates, which have been deemed as the Company's incremental borrowing rate, at lease inception based upon the term of the lease. For operating leases existing prior to October 1, 2019, the rate for the remaining lease term as of October 1, 2019 was applied. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Lease expense, variable lease expense and short-term lease expense are included in occupancy expense in the Company's consolidated statements of income. For facility-related leases, the Company elected, by lease class, to not separate lease and non-lease components. Lease expense is recognized on a straight-line basis over the lease term. Variable lease expense primarily represents payments such as common area maintenance, real estate taxes, and utilities and are recognized as expense in the period when those payments are incurred. Short-term lease expense relates to leases with an initial term of 12 months or less. The Company has elected to not record a right-of-use asset or lease liability for short-term leases.

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

In computing both basic and diluted EPS, the weighted average number of common shares outstanding includes the ESOP shares previously allocated to participants and shares committed to be released for allocation to participants and shares of restricted stock which have vested. ESOP shares that have not been committed to be released are excluded from the computation of basic and diluted EPS. Unvested restricted stock awards contain nonforfeitable rights to dividends and are treated as participating securities in the computation of EPS pursuant to the two-class method.

Trust Asset Management - Assets (other than cash deposits with the Bank) held in fiduciary or agency capacities for customers are not included in the accompanying consolidated balance sheets, since such items are not assets of the Company or its subsidiaries.

Recent Accounting Pronouncements - In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases. The ASU, as amended, revises lease accounting guidance by requiring that lessees recognize the assets and liabilities arising from leases on the balance sheet. Additionally, the ASU requires entities to disclose both quantitative and qualitative information regarding their leasing activities. The accounting applied by a lessor is largely unchanged from that applied under the previous guidance. In July 2018, the FASB issued ASU 2018-11, Leases, which provides entities with relief from the costs of implementation by allowing the option to not restate comparative periods as part of the transition. The ASU, as amended, became effective for the Company on October 1, 2019. Upon adoption, the Company elected the modified retrospective approach and the optional transition method under which the Company used the effective date as the date of initial application of the amendments. The optional practical expedients the Company elected include: (1) not reassessing whether any expired or existing contracts are or contain leases, (2) not reassessing the classification of any expired or existing contracts, (3) not reassessing initial direct costs for existing leases, and (4) using hindsight for leases existing at adoption date. For leases with an initial term of 12 months or less, the Company elected the short-term lease option, which entails not recognizing right-of-use assets and lease liabilities for these leases. Additionally, the Company elected, for facility-related leases, the practical expedient that allows an entity to elect, by lease class, the ability to not separate lease and non-lease components. Upon adoption, the Company recognized a right-of-use asset of $15.7 million and a lease liability of $15.5 million, related to the Company's non-cancellable operating lease commitments based on the present value of the expected remaining lease payments as of October 1, 2019. The cumulative-effect adjustment to retained earnings at the time of adoption totaled $88 thousand. These ASUs did not have a material impact on the Company's results of operations and cash flows at the time of adoption. The disclosures required by the ASU are included in Note 18. Leases.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU, as amended, replaces the incurred loss impairment methodology in current GAAP, which requires credit losses to be recognized when it is probable that a loss has been incurred, with a new impairment methodology. The new impairment methodology requires an entity to measure, at each reporting date, the expected credit losses of financial assets not measured at fair value, such as loans and loan commitments, over their contractual lives. Under the new impairment methodology, expected credit losses will be measured at each reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Additionally, the ASU amends the current credit loss measurements for AFS debt securities. Credit losses related to AFS debt securities will be recorded through the ACL rather than as a direct write-down as per current GAAP. The ASU also requires enhanced disclosures related to credit quality and significant estimates and judgments used by management when estimating credit losses. The ASU will become effective for the Company on October 1, 2020. The Company intends to apply a modified retrospective approach when adopting the ASU. Upon adoption, a cumulative-effect adjustment for the change in the allowance for credit losses and reserves on unfunded commitments will be recognized in retained earnings, net of tax. The Company worked with a software provider on the application and implementation of the new accounting guidance. The Company has determined its loan segmentation and the methodologies that will be utilized for each loan segment, and has also developed several assumptions including a reasonable and supportable forecast time period, a reversion methodology, and prepayment and curtailment speeds, among others. Management is in the process of finalizing supporting documentation and internal controls, policies, and procedures. Based on analysis performed by the Company with consideration given to the loan portfolio at September 30, 2020 and current expectation of future economic conditions, our ACL and reserves on unfunded commitments upon adoption will be $26.8 million and $7.8 million, respectively, which would result in a cumulative effect adjustment to retained earnings, net of tax, of $2.3 million. However, management continues to evaluate the impact of adoption. The preliminary results may change as the model is finalized and the remaining implementation steps are completed. The enhanced disclosures required by this ASU will be presented beginning with the Company's December 31, 2020 Quarterly Report on Form 10-Q. Under this new accounting standard, the Company's ACL may fluctuate more significantly from period to period than it has historically as a result of changes in forecasted economic conditions and changes in the composition of the Company's loan portfolio.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include internal-use software license). The effective date of this ASU for the Company is October 1, 2020, with early adoption permitted. This ASU is not expected to have a significant impact on the Company's consolidated financial condition, results of operations and disclosures.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This ASU makes clarifications and corrections to the application of the guidance contained in each of the amended topics. According to the provisions of the ASU, entities that have not adopted ASU 2017-12 prior to the issuance of ASU 2019-04 shall adopt the provisions of both ASUs at the same time. The effective date of the non-hedging amendments contained in ASU 2019-04 for the Company is October 1, 2020. The non-hedging amendments contained in this ASU are not expected to have a significant impact on the Company's consolidated financial condition, results of operations and disclosures.

2. ACQUISITION
On August 31, 2018, the Company completed the acquisition of CCB and its wholly-owned subsidiary, Capital City Bank. Capital City Bank was headquartered in Topeka, Kansas and owned and leased banking locations in Topeka, Lawrence, and Overland Park, Kansas. The acquisition was not considered material to the Company's financial statements; therefore, pro-forma financial data and related disclosures are not included.

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

There were no merger-related expenses incurred during fiscal year 2020. During fiscal years 2019 and 2018, the Company incurred $30 thousand and $872 thousand, respectively, of pre-tax merger-related expenses attributable to the CCB acquisition. The merger-related expenses were reflected on the Company's consolidated statement of income and were reported primarily in regulatory and outside services.

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

	For the Year Ended September 30,
	2020	2019	2018
	(Dollars in thousands, except per share amounts)
Net income	$64,540	$94,243	$98,927
Income allocated to participating securities	(52)	(55)	(40)
Net income available to common stockholders	$64,488	$94,188	$98,887

Average common shares outstanding	137,834,304	137,614,465	134,635,886
Average committed ESOP shares outstanding	62,400	62,458	62,458
Total basic average common shares outstanding	137,896,704	137,676,923	134,698,344

Effect of dilutive stock options	4,484	58,478	60,647

Total diluted average common shares outstanding	137,901,188	137,735,401	134,758,991

Net EPS:
Basic	$0.47	$0.68	$0.73
Diluted	$0.47	$0.68	$0.73

Antidilutive stock options, excluded from the diluted average
common shares outstanding calculation	437,731	470,938	541,418

4. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS securities at the dates presented. The majority of the MBS and investment securities portfolios are composed of securities issued by GSEs.

	September 30, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$1,149,922	$31,212	$331	$1,180,803
GSE debentures	369,967	414	41	370,340
Municipal bonds	9,716	91	—	9,807
	$1,529,605	$31,717	$372	$1,560,950

	September 30, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$923,256	$15,571	$2,340	$936,487
GSE debentures	249,828	304	178	249,954
Municipal bonds	18,371	52	1	18,422
	$1,191,455	$15,927	$2,519	$1,204,863

The following tables summarize the estimated fair value and gross unrealized losses of those AFS securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	September 30, 2020
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$207,071	$330	$118	$1
GSE debentures	74,959	41	—	—
Municipal bonds	—	—	—	—
	$282,030	$371	$118	$1

	September 30, 2019
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$111,368	$126	$199,442	$2,214
GSE debentures	—	—	74,812	178
Municipal bonds	1,755	1	—	—
	$113,123	$127	$274,254	$2,392

The unrealized losses at September 30, 2020 and 2019 were a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in market yields as temporary. Therefore, these securities have not been classified as other-than-temporarily impaired. The impairment is also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities, nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity. As a result of the analysis, management has concluded that no other-than-temporary impairments existed at September 30, 2020 or 2019. See "Note 1. Summary of Significant Accounting Policies - Securities" for additional information regarding our impairment review and classification process for securities.

The amortized cost and estimated fair value of AFS debt securities as of September 30, 2020, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without prepayment penalty. For this reason, MBS are not included in the maturity categories.

	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
One year or less	$3,987	$4,009
One year through five years	375,696	376,138
	379,683	380,147
MBS	1,149,922	1,180,803
	$1,529,605	$1,560,950

The following table presents the taxable and non-taxable components of interest income on investment securities for the periods presented.

	For the Year Ended September 30,
	2020	2019	2018
	(Dollars in thousands)
Taxable	$4,242	$6,020	$4,275
Non-taxable	225	346	395
	$4,467	$6,366	$4,670

The following table summarizes the carrying value of securities pledged as collateral for the obligations indicated below as of the dates presented.

	September 30,
	2020	2019
	(Dollars in thousands)
Public unit deposits	$330,986	$381,143
FRB of Kansas City	259,851	6,636
Repurchase agreements	—	108,271
	$590,837	$496,050

During fiscal year 2018, the Company sold trust preferred securities and received proceeds of $2.1 million. The Company recognized a gain of $9 thousand on the sale. All other dispositions of securities during fiscal years 2020, 2019, and 2018 were the result of principal repayments, calls, or maturities.

5. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at September 30, 2020 and 2019 is summarized as follows:

	2020	2019
	(Dollars in thousands)
One- to four-family:
Originated	$3,937,310	$3,873,851
Correspondent purchased	2,101,082	2,349,877
Bulk purchased	208,427	252,347
Construction	34,593	36,758
Total	6,281,412	6,512,833
Commercial:
Commercial real estate	626,588	583,617
Commercial and industrial	97,614	61,094
Construction	105,458	123,159
Total	829,660	767,870
Consumer:
Home equity	103,838	120,587
Other	10,086	11,183
Total	113,924	131,770

Total loans receivable	7,224,996	7,412,473

Less:
ACL	31,527	9,226
Discounts/unearned loan fees	29,190	31,058
Premiums/deferred costs	(38,572)	(44,558)
	$7,202,851	$7,416,747

Included in the loan portfolio at September 30, 2020 were $139.6 million of non-PCI loans and $5 thousand of PCI loans associated with the acquisition of CCB during fiscal year 2018. At September 30, 2020, the Company had $2.4 million of net purchase discounts related to non-PCI loans and $5 thousand related to PCI loans.
As of September 30, 2020 and 2019, the Bank serviced loans for others aggregating $87.2 million and $117.3 million, respectively. Such loans are not included in the accompanying consolidated balance sheets. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income includes servicing fees withheld from investors and certain charges collected from borrowers, such as late payment fees. The Bank held borrowers' escrow balances on loans serviced for others of $1.7 million and $2.2 million as of September 30, 2020 and 2019, respectively.

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

The Bank's commercial and industrial loans are generally made in the Bank's market areas and are underwritten on the basis of the borrower's ability to service the debt from income. With the exception of Paycheck Protection Program loans, working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets. In general, commercial and industrial loans involve more credit risk than commercial real estate loans due to the type of collateral securing these loans. As a result of these additional complexities, variables and risks, these loans require more thorough underwriting and servicing than other types of loans.

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

The following tables present the recorded investment, by class, in loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total recorded investment at the dates presented. The recorded investment in loans is defined as the unpaid principal balance of a loan, less charge-offs and inclusive of unearned loan fees and deferred costs. At September 30, 2020 and 2019, all loans 90 or more days delinquent were on nonaccrual status.

	September 30, 2020
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family:
Originated	$3,001	$4,347	$7,348	$3,950,387	$3,957,735
Correspondent purchased	3,170	2,433	5,603	2,122,085	2,127,688
Bulk purchased	2,558	2,938	5,496	203,844	209,340
Commercial:
Commercial real estate	40	1,206	1,246	728,191	729,437
Commercial and industrial	5	157	162	96,124	96,286
Consumer:
Home equity	323	296	619	103,210	103,829
Other	75	8	83	9,980	10,063
	$9,172	$11,385	$20,557	$7,213,821	$7,234,378

	September 30, 2019
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family:
Originated	$7,187	$3,261	$10,448	$3,885,335	$3,895,783
Correspondent purchased	2,762	1,023	3,785	2,377,629	2,381,414
Bulk purchased	3,624	1,484	5,108	248,376	253,484
Commercial:
Commercial real estate	762	—	762	702,377	703,139
Commercial and industrial	70	173	243	60,340	60,583
Consumer:
Home equity	446	302	748	119,688	120,436
Other	78	21	99	11,035	11,134
	$14,929	$6,264	$21,193	$7,404,780	$7,425,973

The recorded investment in mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of both September 30, 2020 and 2019 was $1.5 million, which is included in loans 90 or more days delinquent or in foreclosure in the table above.   The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure was $183 thousand at September 30, 2020 and $745 thousand at September 30, 2019.

The following table presents the recorded investment, by class, in loans classified as nonaccrual at the dates presented.

	September 30,
	2020	2019
	(Dollars in thousands)
One- to four-family:
Originated	$5,037	$4,436
Correspondent purchased	2,433	1,023
Bulk purchased	2,938	1,551
Commercial:
Commercial real estate	1,663	—
Commercial and industrial	157	173
Consumer:
Home equity	305	337
Other	8	21
	$12,541	$7,541

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

	September 30,
	2020		2019
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family:
Originated	$9,249	$15,729	$12,941	$15,628
Correspondent purchased	2,076	4,512	2,349	2,785
Bulk purchased	—	5,319	102	5,294
Commercial:
Commercial real estate	50,957	3,541	52,891	2,472
Commercial and industrial	1,040	1,368	1,215	3,057
Consumer:
Home equity	331	581	280	696
Other	—	8	2	24
	$63,653	$31,058	$69,780	$29,956

The following table shows the weighted average credit score and weighted average LTV for one- to four-family loans and consumer home equity loans at the dates presented. Borrower credit scores are intended to provide an indication as to the likelihood that a borrower will repay their debts. Credit scores are updated at least annually, with the last update in September 2020, from a nationally recognized consumer rating agency. The LTV ratios provide an estimate of the extent to which the Bank may incur a loss on any given loan that may go into foreclosure. The consumer - home equity LTV does not take into account the first lien position, if applicable. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

	September 30,
	2020		2019
	Credit Score	LTV	Credit Score	LTV
One- to four-family - originated	771	62%	768	62%
One- to four-family - correspondent	765	64	765	65
One- to four-family - bulk purchased	767	60	762	61
Consumer - home equity	756	19	754	19
	769	62	766	62

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

	For the Year Ended September 30, 2020
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family:
Originated	5	$241	$242
Correspondent purchased	1	192	191
Bulk purchased	1	75	134
Commercial:
Commercial real estate	1	837	837
Commercial and industrial	1	1,683	1,709
Consumer:
Home equity	2	45	44
Other	—	—	—
	11	$3,073	$3,157

For the Year Ended September 30, 2019
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
(Dollars in thousands)
One- to four-family:
Originated	3	$385	$386
Correspondent purchased	—	—	—
Bulk purchased	2	377	377
Commercial:
Commercial real estate	—	—	—
Commercial and industrial	—	—	—
Consumer:
Home equity	—	—	—
Other	—	—	—
	5	$762	$763

For the Year Ended September 30, 2018
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
(Dollars in thousands)
One- to four-family:
Originated	5	$264	$281
Correspondent purchased	2	406	406
Bulk purchased	—	—	—
Commercial:
Commercial real estate	—	—	—
Commercial and industrial	—	—	—
Consumer:
Home equity	—	—	—
Other	—	—	—
	7	$670	$687
The following table provides information on TDRs that became delinquent during the periods presented within 12 months after being restructured.

	For the Years Ended
	September 30, 2020		September 30, 2019		September 30, 2018
	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
One- to four-family:
Originated	1	$38	1	$45	22	$1,416
Correspondent purchased	—	—	—	—	1	124
Bulk purchased	1	134	—	—	3	1,040
Commercial:
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer:
Home equity	1	9	—	—	4	133
Other	—	—	—	—	—	—
	3	$181	1	$45	30	$2,713

Impaired loans - The following information pertains to impaired loans, by class, as of the dates presented.

	September 30, 2020			September 30, 2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	ACL	Investment	Balance	ACL
	(Dollars in thousands)
With no related allowance recorded
One- to four-family:
Originated	$12,385	$12,813	$—	$14,683	$15,241	$—
Correspondent purchased	1,955	2,058	—	1,763	1,868	—
Bulk purchased	3,843	4,302	—	4,943	5,661	—
Commercial:
Commercial real estate	1,052	1,379	—	—	—	—
Commercial and industrial	99	244	—	60	184	—
Consumer:
Home equity	280	360	—	345	462	—
Other	—	45	—	—	29	—
	19,614	21,201	—	21,794	23,445	—
With an allowance recorded
One- to four-family:
Originated	—	—	—	—	—	—
Correspondent purchased	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—
Commercial:
Commercial real estate	660	660	83	—	—	—
Commercial and industrial	1,269	1,268	240	—	—	—
Consumer:
Home equity	—	—	—	—	—	—
Other	—	—	—	—	—	—
	1,929	1,928	323	—	—	—
Total
One- to four-family:
Originated	$12,385	$12,813	—	$14,683	$15,241	—
Correspondent purchased	1,955	2,058	—	1,763	1,868	—
Bulk purchased	3,843	4,302	—	4,943	5,661	—
Commercial:
Commercial real estate	1,712	2,039	83	—	—	—
Commercial and industrial	1,368	1,512	240	60	184	—
Consumer:
Home equity	280	360	—	345	462	—
Other	—	45	—	—	29	—
	$21,543	$23,129	$323	$21,794	$23,445	$—

The following information pertains to impaired loans, by class, for the periods presented.

	For the Years Ended
	September 30, 2020		September 30, 2019		September 30, 2018
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
With no related allowance recorded
One- to four-family:
Originated	$13,918	$606	$16,030	$671	$23,847	$990
Correspondent purchased	1,878	73	2,071	82	3,204	112
Bulk purchased	4,720	179	5,257	180	6,438	191
Commercial:
Commercial real estate	725	15	—	—	—	—
Commercial and industrial	41	—	5	—	—	—
Consumer:
Home equity	318	20	417	28	588	39
Other	—	—	—	—	—	—
	21,600	893	23,780	961	34,077	1,332
With an allowance recorded
One- to four-family:
Originated	—	—	—	—	—	—
Correspondent purchased	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—
Commercial:
Commercial real estate	51	—	—	—	—	—
Commercial and industrial	1,413	91	—	—	—	—
Consumer:
Home equity	—	—	—	—	—	—
Other	—	—	—	—	—	—
	1,464	91	—	—	—	—
Total
One- to four-family:
Originated	13,918	606	16,030	671	23,847	990
Correspondent purchased	1,878	73	2,071	82	3,204	112
Bulk purchased	4,720	179	5,257	180	6,438	191
Commercial:
Commercial real estate	776	15	—	—	—	—
Commercial and industrial	1,454	91	5	—	—	—
Consumer:
Home equity	318	20	417	28	588	39
Other	—	—	—	—	—	—
	$23,064	$984	$23,780	$961	$34,077	$1,332

Allowance for Credit Losses - The Bank maintains an ACL to absorb inherent losses in the loan portfolio based on quarterly assessments of the loan portfolio. Each quarter a formula analysis model is prepared which segregates the loan portfolio into categories based on certain risk characteristics.  Historical loss factors and qualitative factors are applied to each loan category in the formula analysis model. The factors are reviewed by management quarterly to assess whether the factors adequately cover probable and estimable losses inherent in the loan portfolio.  As noted in Note 1. Summary of Significant Accounting Policies, Allowance for Credit Losses, management increased the historical loss factors and qualitative factors for all loan categories at September 30, 2020 and applied a COVID-19 qualitative factor to the Bank's commercial loan portfolio, due to deterioration of economic conditions as a result of the COVD-19 pandemic. The increase in the factors and the new COVID-19 pandemic qualitative factor resulted in an increase in the ACL during the current fiscal year. Management will continue to closely monitor economic conditions and will work with borrowers as necessary to assist them through this challenging economic climate. If economic conditions worsen or do not improve in the near term, and if future government programs, if any, do not provide adequate relief to borrowers, it is possible the Bank's ACL will need to increase in future periods.

The following is a summary of ACL activity, by loan portfolio segment, for the periods presented, and the ending balance of ACL based on the Company's impairment methodology.

	For the Year Ended September 30, 2020
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,000	$1,203	$687	$3,890	$5,171	$165	$9,226
Charge-offs	(64)	—	—	(64)	(349)	(30)	(443)
Recoveries	41	—	265	306	110	28	444
Provision for credit losses	4,108	1,488	(485)	5,111	16,868	321	22,300
Ending balance	$6,085	$2,691	$467	$9,243	$21,800	$484	$31,527

	For the Year Ended September 30, 2019
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,953	$1,861	$925	$5,739	$2,556	$168	$8,463
Charge-offs	(75)	—	(26)	(101)	(124)	(37)	(262)
Recoveries	22	—	106	128	49	98	275
Provision for credit losses	(900)	(658)	(318)	(1,876)	2,690	(64)	750
Ending balance	$2,000	$1,203	$687	$3,890	$5,171	$165	$9,226

	For the Year Ended September 30, 2018
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$3,173	$1,922	$1,000	$6,095	$2,112	$191	$8,398
Charge-offs	(136)	(128)	—	(264)	—	(38)	(302)
Recoveries	144	—	196	340	—	27	367
Provision for credit losses	(228)	67	(271)	(432)	444	(12)	—
Ending balance	$2,953	$1,861	$925	$5,739	$2,556	$168	$8,463

The following is a summary of the loan portfolio and related ACL balances, at the dates presented, by loan portfolio segment disaggregated by the Company's impairment method.

	September 30, 2020
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans:
Collectively evaluated for impairment	$3,945,350	$2,125,733	$205,497	$6,276,580	$822,643	$113,612	$7,212,835
Individually evaluated for impairment	12,385	1,955	3,843	18,183	3,080	280	21,543
	$3,957,735	$2,127,688	$209,340	$6,294,763	$825,723	$113,892	$7,234,378

ACL for loans:
Collectively evaluated for impairment	$6,085	$2,691	$467	$9,243	$21,477	$484	$31,204
Individually evaluated for impairment	—	—	—	—	323	—	323
	$6,085	$2,691	$467	$9,243	$21,800	$484	$31,527

	September 30, 2019
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Recorded investment in loans:
Collectively evaluated for impairment	$3,881,100	$2,379,651	$248,541	$6,509,292	$763,662	$131,225	$7,404,179
Individually evaluated for impairment	14,683	1,763	4,943	21,389	60	345	21,794
	$3,895,783	$2,381,414	$253,484	$6,530,681	$763,722	$131,570	$7,425,973

ACL for loans:
Collectively evaluated for impairment	$2,000	$1,203	$687	$3,890	$5,171	$165	$9,226
Individually evaluated for impairment	—	—	—	—	—	—	—
	$2,000	$1,203	$687	$3,890	$5,171	$165	$9,226

6. PREMISES AND EQUIPMENT
A summary of the net carrying value of premises and equipment at September 30, 2020 and 2019 was as follows:

	2020	2019
	(Dollars in thousands)
Land	$16,566	$14,313
Building and improvements	116,595	110,262
Furniture, fixtures and equipment	57,504	52,270
	190,665	176,845
Less accumulated depreciation	88,790	80,061
	$101,875	$96,784

7. LOW INCOME HOUSING PARTNERSHIPS
The Bank's investment in low income housing partnerships, which is included in other assets in the consolidated balance sheets, was $89.7 million and $82.6 million at September 30, 2020 and 2019, respectively.  The Bank's obligations related to unfunded commitments, which are included in accounts payable and accrued expenses in the consolidated balance sheets, were $44.5 million and $40.0 million at September 30, 2020 and 2019, respectively. The majority of the commitments at September 30, 2020 are projected to be funded through the end of calendar year 2022.

For fiscal year 2020, the net income tax benefit associated with these investments, which consists of proportional amortization expense and affordable housing tax credits and other related tax benefits, was reported in income tax expense in the consolidated statements of income. The amount of proportional amortization expense recognized during fiscal years 2020, 2019 and 2018 was $7.9 million, $6.8 million and $7.0 million, respectively, and the amount of affordable housing tax credits and other related tax benefits was $9.8 million, $8.6 million and $7.5 million, respectively, resulting in a net income tax benefit of $1.9 million, $1.8 million and $500 thousand, respectively. There were no impairment losses during fiscal years 2020, 2019, or 2018 resulting from the forfeiture or ineligibility of tax credits or other circumstances.

8. INTANGIBLE ASSETS
With the acquisition of CCB in fiscal year 2018, the Company recognized goodwill of $8.0 million, which is calculated as the consideration exchanged in excess of the fair value of assets, net of the fair value of liabilities assumed. Certain purchase accounting adjustments were applied during the measurement period in fiscal year 2019, resulting in a $1.3 million increase in goodwill associated with the acquisition of CCB. The Company also recognized $10.1 million of other intangible assets in conjunction with the acquisition which is largely composed of core deposit intangibles. These other intangible assets are being amortized over their estimated lives, which management determined to be 8.0 years at the time of acquisition.

Changes in the carrying amount of the Company's intangible assets, which are included in other assets on the consolidated balance sheet, are presented in the following table.

		Core Deposit and
	Goodwill	Other Intangibles
	(Dollars in thousands)
Balance at September 30, 2017	$—	$—
Acquisition of CCB	7,989	10,052
Less: Amortization	—	(234)
Balance at September 30, 2018	7,989	9,819
Purchase accounting adjustments	1,335	—
Less: Amortization	—	(2,316)
Balance at September 30, 2019	9,324	7,503
Purchase accounting adjustments	—	—
Less: Amortization	—	(1,964)
Balance at September 30, 2020	$9,324	$5,539

As of September 30, 2020, there was no impairment recorded on goodwill or other intangible assets.

The estimated amortization expense for the next five years related to the core deposit and other intangible assets as of September 30, 2020 is presented in the following table (dollars in thousands):

2021	$1,659
2022	1,358
2023	1,056
2024	761
2025	509

9. DEPOSITS AND BORROWED FUNDS
Deposits - Non-interest-bearing deposits totaled $451.4 million and $357.3 million as of September 30, 2020 and 2019, respectively. Certificates of deposit with a minimum denomination of $250 thousand were $643.0 million and $610.0 million as of September 30, 2020 and 2019, respectively. Deposits in excess of $250 thousand may not be fully insured by the Federal Deposit Insurance Corporation.

FHLB Borrowings - FHLB borrowings at September 30, 2020 consisted of $1.79 billion in FHLB advances, of which $1.15 billion were fixed-rate advances and $640.0 million were variable-rate advances, and no borrowings against the variable-rate FHLB line of credit. FHLB borrowings at September 30, 2019 consisted of $2.04 billion in FHLB advances, of which $1.40 billion were fixed-rate advances and $640.0 million were variable-rate advances, and $100.0 million against the variable-rate FHLB line of credit. The line of credit is set to expire on November 12, 2021, at which time it is expected to be renewed by FHLB for a one-year period.

FHLB advances at September 30, 2020 and 2019 were comprised of the following:

	2020	2019
	(Dollars in thousands)
FHLB advances	$1,793,000	$2,040,000
Deferred prepayment penalty	(3,687)	(11)
	$1,789,313	$2,039,989

Weighted average contractual interest rate on FHLB advances	1.41%	2.23%
Weighted average effective interest rate on FHLB advances(1)	2.31	2.37

(1)The effective interest rate includes the net impact of deferred amounts and interest rate swaps related to the adjustable-rate FHLB advances.

During fiscal years 2019 and 2018, the Bank utilized a leverage strategy (the "leverage strategy") to increase earnings. The leverage strategy involves borrowing up to $2.10 billion either on the Bank's FHLB line of credit or by entering into short-term FHLB advances, depending on the rates offered by FHLB, with all of the balance being paid down at each quarter end, or earlier if the strategy it is not profitable. The proceeds of the borrowings, net of the required FHLB stock holdings, are deposited at the FRB of Kansas City. The leverage strategy was not utilized during the current year due to the negative interest rate spreads between the related FHLB borrowings and cash held at the FRB of Kansas City making the transaction unprofitable.

At both September 30, 2020 and 2019, the Bank had entered into interest rate swap agreements with a total notional amount of $640.0 million in order to hedge the variable cash flows associated with $640.0 million of adjustable-rate FHLB advances. At September 30, 2020 and 2019, the interest rate swap agreements had an average remaining term to maturity of 3.5 years and 4.5 years, respectively. The interest rate swaps were designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the interest rate swap agreements. At September 30, 2020 and September 30, 2019, the interest rate swaps were in a loss position with a total fair value of $53.1 million and $33.1 million, respectively, which was reported in accounts payable and accrued expenses on the consolidated balance sheet. During fiscal years 2020 and 2019, $6.3 million and $438 thousand, respectively, were reclassified from AOCI as an increase to interest expense. At September 30, 2020, the Company estimated that $15.6 million of interest expense associated with the interest rate swaps will be reclassified from AOCI as an increase to interest expense on FHLB borrowings during the next 12 months. The Bank has minimum collateral posting thresholds with its derivative counterparties and posts collateral on a daily basis. The Bank posted cash collateral of $54.6 million at September 30, 2020 and $33.3 million at September 30, 2019.

During the current fiscal year, the Bank prepaid fixed-rate FHLB advances totaling $350.0 million with a weighted average contractual interest rate of 2.42% and a weighted average remaining term of 1.0 years, and replaced these advances with $350.0 million of fixed-rate FHLB advances with a weighted average contractual interest rate of 1.43% and a weighted average term of 4.7 years. The Bank paid penalties totaling $4.2 million to FHLB as a result of prepaying the FHLB advances. The prepayment penalties are being recognized in interest expense over the life of the new FHLB advances.

FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB and certain securities, when necessary. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of a borrowing institution's regulatory total assets without the pre-approval of FHLB senior management. In July 2020, the president of FHLB approved an increase, through July 2021, in the Bank's borrowing limit to 50% of Bank Call Report total assets. At September 30, 2020, the ratio of the par value of the Bank's FHLB borrowings to the Bank's Call Report total assets was 19%. At times, the Bank's FHLB borrowings to the Bank's Call Report total assets may be in excess of 40% due to the leverage strategy.

Repurchase Agreements - At September 30, 2020, the Company had no repurchase agreements outstanding. At September 30, 2019, the Company had repurchase agreements outstanding in the amount of $100.0 million, with a weighted average contractual rate of 2.53%. The repurchase agreements were included in other borrowings on the consolidated balance sheet. All of the Company's repurchase agreements at September 30, 2019 were fixed-rate. See Note 4 for information regarding the amount of securities pledged as collateral in conjunction with repurchase agreements. Securities are delivered to the party with whom each transaction is executed and the party agrees to resell the same securities to the Bank at the maturity of the agreement. The Bank retains the right to substitute similar or like securities throughout the terms of the agreements. The repurchase agreements and collateral are subject to valuation at current market levels and the Bank may ask for the return of excess collateral or be required to post additional collateral due to changes in the market values of these items. The Bank may also be required to post additional collateral as a result of principal payments received on the securities pledged.

Maturity of Borrowed Funds and Certificates of Deposit - The following table presents the scheduled maturity of FHLB advances, at par, and certificates of deposit as of September 30, 2020:

	FHLB	Certificates
	Advances	of Deposit
	Amount	Amount
	(Dollars in thousands)
2021	$843,000	$1,505,501
2022	200,000	773,278
2023	300,000	426,520
2024	100,000	239,650
2025	250,000	75,391
Thereafter	100,000	904
	$1,793,000	$3,021,244

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

10. INCOME TAXES
Income tax expense for the years ended September 30, 2020, 2019, and 2018 consisted of the following:

	2020	2019	2018
	(Dollars in thousands)
Current:
Federal	$17,610	$22,030	$26,007
State	4,068	4,742	3,512
	21,678	26,772	29,519
Deferred:
Federal	(4,857)	(456)	(5,956)
State	(731)	95	1,416
	(5,588)	(361)	(4,540)
	$16,090	$26,411	$24,979

The Tax Cuts and Jobs Act, enacted in December 2017, made significant changes to the U.S. corporate income tax laws, such as a permanent reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Company had a blended statutory federal income tax rate of 24.5% for the year ended September 30, 2018, which was based on the applicable income tax rates prior to and subsequent to January 1, 2018 and the number of days in the fiscal year. The Company revalued its deferred tax assets and liabilities as of the enactment date to account for the future impact of a lower federal income tax rate. The revaluation of the Company's deferred tax assets and liabilities resulted in a $7.5 million reduction in income tax expense during the December 31, 2017 quarter and a corresponding reduction in the Company's net deferred tax liability, as reflected in the table below.

The Company's effective tax rates were 20.0%, 21.9%, and 20.2% for the years ended September 30, 2020, 2019, and 2018, respectively. The differences between such effective rates and the statutory Federal income tax rate computed on income before income tax expense resulted from the following:

	2020		2019		2018
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Federal income tax expense
computed at statutory Federal rate	$16,932	21.0%	$25,337	21.0%	$30,392	24.5%
Increases (decreases) in taxes resulting from:
State taxes, net of Federal tax effect	2,626	3.3	4,024	3.3	3,986	3.2
Deferred tax liability remeasurement, net	—	—	—	—	(7,498)	(6.0)
Low income housing tax credits, net	(1,897)	(2.4)	(1,745)	(1.4)	(500)	(0.4)
ESOP related expenses, net	(525)	(0.6)	(757)	(0.6)	(790)	(0.6)
Acquired BOLI policies	(636)	(0.8)	—	—	—	—
Other	(410)	(0.5)	(448)	(0.4)	(611)	(0.5)
	$16,090	20.0%	$26,411	21.9%	$24,979	20.2%

The components of the net deferred income tax liabilities as of September 30, 2020 and 2019 were as follows:

	2020	2019
	(Dollars in thousands)
Deferred income tax assets:
Unrealized loss on interest rate swaps	$12,916	$8,041
ACL	6,553	1,938
Lease liabilities	3,590	—
Salaries, deferred compensation and employee benefits	1,622	1,579
ESOP compensation	1,360	1,288
Low income housing partnerships	655	792
Net purchase discounts related to acquired loans	577	991
Other	2,717	2,918
Gross deferred income tax assets	29,990	17,547

Valuation allowance	(1,808)	(1,823)
Gross deferred income tax asset, net of valuation allowance	28,182	15,724

Deferred income tax liabilities:
FHLB stock dividends	15,699	16,009
Unrealized gain on AFS securities	7,617	3,258
Premises and equipment	4,625	3,546
Lease right-of-use assets	3,588	—
Deposit intangible	1,475	1,978
ACL	2,388	3,018
Other	970	2,197
Gross deferred income tax liabilities	36,362	30,006

Net deferred tax liabilities	$8,180	$14,282

The State of Kansas allows for a bad debt deduction on savings and loan institutions' privilege tax returns of up to 5% of Kansas taxable income.  Due to the low level of net loan charge-offs experienced by the Bank historically, at times, the Bank's bad debt deduction on the Kansas privilege tax return has been in excess of actual net charge-offs, resulting in a state deferred tax liability, which is presented separately from the federal deferred tax asset related to ACL.

The Company assesses the available positive and negative evidence surrounding the recoverability of its deferred tax assets and applies its judgment in estimating the amount of valuation allowance necessary under the circumstances.  At both September 30, 2020 and 2019, the Company had a valuation allowance of $1.8 million related to the net operating losses generated by the Company's consolidated Kansas corporate income tax return. The companies included in the consolidated Kansas corporate income tax return are the holding company, Capitol Funds, Inc. and Capital City Investments, Inc., as the Bank files a Kansas privilege tax return. Based on the nature of the operations of the holding company, Capitol Funds, Inc. and Capital City Investments, Inc., management believes there will not be sufficient taxable income to fully utilize the deferred tax assets noted above; therefore, a valuation allowance has been recorded for the related amounts at September 30, 2020 and 2019.

ASC 740 Income Taxes prescribes a process by which a tax position taken, or expected to be taken, on an income tax return is determined based upon the technical merits of the position, along with whether the tax position meets a more-likely-than-not-recognition threshold, to determine the amount, if any, of unrecognized tax benefits to recognize in the financial statements. Estimated penalties and interest related to unrecognized tax benefits are included in income tax expense in the consolidated statements of income. For the years ended September 30, 2020, 2019, and 2018 the Company had no unrecognized tax benefits.
The Company files income tax returns in the U.S. federal jurisdiction and the state of Kansas, as well as other states where it has either established nexus under an economic nexus theory or has exceeded enumerated nexus thresholds based on the amount of interest income derived from sources within a given state. With few exceptions, the Company is no longer subject to U.S. federal and state examinations by tax authorities for fiscal years before 2017.

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

As annual loan payments are made on each September 30th, shares are released from collateral and allocated to qualified employees based on the proportion of their qualifying compensation to total qualifying compensation. On September 30, 2020, 165,198 shares were released from collateral.  On September 30, 2021, 165,198 shares will be released from collateral. As ESOP shares are committed to be released from collateral, the Company records compensation expense.  Dividends on unallocated ESOP shares are applied to the debt service payments of the loan secured by the unallocated shares. Dividends on unallocated ESOP shares in excess of the debt service payment are recorded as compensation expense and distributed to participants or participants' ESOP accounts.  Compensation expense related to the ESOP was $2.0 million for the year ended September 30, 2020, $3.1 million for the year ended September 30, 2019, and $2.9 million for the year ended September 30, 2018.  Of these amounts, $336 thousand, $549 thousand, and $541 thousand related to the difference between the market price of the Company's stock when the shares were acquired by the ESOP trust and the average market price of the Company's stock during the years ended September 30, 2020, 2019, and 2018, respectively. The amount included in compensation expense for dividends on unallocated ESOP shares in excess of the debt service payments was zero for the year ended September 30, 2020, and $906 thousand and $688 thousand for the years ended September 30, 2019 and 2018, respectively.

Shares may be withdrawn from the ESOP trust due to diversification (a participant may begin to diversify at least 25% of their ESOP shares at age 50), retirement, termination, or death of the participant. The following is a summary of shares held in the ESOP trust as of September 30, 2020 and 2019:

	2020	2019
	(Dollars in thousands)
Allocated ESOP shares	4,200,964	4,207,520
Unreleased ESOP shares	3,303,960	3,469,158
Total ESOP shares	7,504,924	7,676,678

Fair value of unreleased ESOP shares	$30,628	$47,805

12. STOCK-BASED COMPENSATION
The Company has a Stock Option Plan, a Restricted Stock Plan, and an Equity Incentive Plan, all of which are considered share-based plans. The Stock Option Plan and Restricted Stock Plan expired in April 2015. No additional grants can be made from these two plans; however, awards granted under these two plans remain outstanding until they are individually vested, forfeited or expire. The objectives of the Equity Incentive Plan are to provide additional compensation to certain officers, directors and key employees by facilitating their acquisition of an equity interest in the Company and enable the Company to retain personnel of experience and ability in key positions of responsibility.

Stock Option Plans – There are currently 287,935 stock options outstanding as a result of grants awarded from the Stock Option Plan. The Equity Incentive Plan had 5,907,500 stock options originally eligible to be granted and, as of September 30, 2020, the Company had 4,199,316 stock options still available for future grants under this plan. This plan will expire on January 24, 2027 and no additional grants may be made after expiration, but awards granted under this plan remain outstanding until they are individually vested, forfeited, or expire.

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

At September 30, 2020, the Company had 813,645 stock options outstanding with a weighted average exercise price of $12.86 per option and a weighted average contractual life of 3.2 years, and 812,645 options exercisable with a weighted average exercise price of $12.86 per option and a weighted average contractual life of 3.2 years. The exercise price may be paid in cash, shares of common stock, or a combination of both. New shares are issued by the Company upon the exercise of stock options.

Compensation expense attributable to stock option awards during the years ended September 30, 2020, 2019, and 2018 totaled $12 thousand, $49 thousand, and $71 thousand, respectively. The fair value of stock options vested during the years ended September 30, 2020, 2019, and 2018 was $24 thousand, $64 thousand, and $77 thousand, respectively.

Restricted Stock Plans – The Equity Incentive Plan had 2,363,000 shares originally eligible to be granted as restricted stock and, as of September 30, 2020, the Company had 1,625,519 shares available for future grants of restricted stock under this plan. This plan will expire on January 24, 2027 and no additional grants may be made after expiration, but awards granted under this plan remain outstanding until they are individually vested or forfeited. The vesting period of the restricted stock awards under the Equity Incentive Plan has generally ranged from 3 years to 5 years. At September 30, 2020, the Company had 104,850 unvested shares of restricted stock with a weighted average grant date fair value of $13.65 per share.

Compensation expense is calculated based on the fair market value of the common stock at the date of the grant, as defined by the plan, and is recognized over the vesting time period. Compensation expense attributable to restricted stock awards during the years ended September 30, 2020, 2019, and 2018 totaled $540 thousand, $501 thousand, and $301 thousand, respectively. The fair value of restricted stock that vested during the years ended September 30, 2020, 2019, and 2018 totaled $535 thousand, $294 thousand, and $294 thousand, respectively. As of September 30, 2020, there was $1.1 million of unrecognized compensation cost related to unvested restricted stock to be recognized over a weighted average period of 2.7 years.

13. COMMITMENTS AND CONTINGENCIES
The following table summarizes the Bank's loan commitments as of September 30, 2020 and 2019:

	2020	2019
	(Dollars in thousands)
Originate fixed-rate	$96,126	$55,249
Originate adjustable-rate	21,801	32,206
Purchase/participate fixed-rate	65,600	94,400
Purchase/participate adjustable-rate	65,080	49,141
	$248,607	$230,996

Commitments to originate loans are commitments to lend to a customer. Commitments to purchase/participate in loans represent commitments to purchase loans from correspondent lenders on a loan-by-loan basis or participate in commercial loans with a lead bank. The Bank evaluates each borrower's creditworthiness on a case-by-case basis. Commitments generally have expiration dates or other termination clauses and one- to four-family loan commitments may require the payment of a rate lock fee. Some of the commitments are expected to expire without being fully drawn upon; therefore, the amount of total commitments disclosed in the table above does not necessarily represent future cash requirements. As of September 30, 2020 and 2019, there were no significant loan-related commitments that met the definition of derivatives or commitments to sell mortgage loans. As of September 30, 2020 and 2019, the Bank had approved but unadvanced lines of credit of $283.2 million and $265.2 million, respectively.

The Company also has standby letters of credit, which are conditional commitments to guarantee the performance of a customer to a third party. Most guarantees have one-year terms. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At September 30, 2020 and 2019, the Company had $1.4 million and $1.2 million, respectively, in outstanding standby letters of credit, and no amounts had been recorded as liabilities for the Company's potential obligations under these agreements at either date.

In the normal course of business, the Company and the Bank are named defendants in various lawsuits and counterclaims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company's consolidated financial statements for the year ended September 30, 2020, or future periods.

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

The Bank and the Company must maintain certain minimum capital ratios as set forth in the table below for capital adequacy purposes. In September 2019, the regulatory agencies, including the Office of the Comptroller of the Currency and FRB, adopted a final rule, effective January 1, 2020, creating a community bank leverage ratio ("CBLR") for institutions with total consolidated assets of less than $10 billion and that meet other qualifying criteria. Qualifying institutions that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules and to have met the well-capitalized ratio requirements. In April 2020, as directed by Section 4012 of the CARES Act, the regulatory agencies introduced temporary changes to the CBLR. These changes, which subsequently were adopted as a final rule, temporarily reduced the CBLR requirement to 8% through the end of calendar year 2020. Beginning in calendar year 2021, the CBLR requirement will increase to 8.5% for the calendar year before returning to 9% in calendar year 2022. Management has elected to use the CBLR framework for the Bank and Company.

Before electing to use the CBLR framework, the Company and Bank were required to maintain a capital conservation buffer above certain minimum risk-based capital ratios for capital adequacy purposes in order to avoid certain restrictions on capital distributions and other payments including dividends, share repurchases, and certain compensation. The capital conservation buffer was 2.5% at September 30, 2019, and the Bank and Company exceeded the capital conservation buffer requirement at that time.

Management believes, as of September 30, 2020, that the Bank and Company meet all capital adequacy requirements to which they are subject and there were no conditions or events subsequent to September 30, 2020 that would change the Bank's or Company's category.

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank
As of September 30, 2020
CBLR	$1,168,808	12.4%	$754,884	8.0%	N/A	N/A

As of September 30, 2019
Tier 1 leverage	1,169,037	12.1	387,427	4.0	484,284	5.0
Common Equity Tier 1 ("CET1") capital	1,169,037	24.1	218,042	4.5	314,949	6.5
Tier 1 capital	1,169,037	24.1	290,722	6.0	387,630	8.0
Total capital	1,178,263	24.3	387,630	8.0	484,537	10.0

Company
As of September 30, 2020
CBLR	1,287,854	13.7	754,767	8.0	N/A	N/A

As of September 30, 2019
Tier 1 leverage	1,336,377	13.8	387,346	4.0	N/A	N/A
CET1 capital	1,336,377	27.6	218,070	4.5	N/A	N/A
Tier 1 capital	1,336,377	27.6	290,759	6.0	N/A	N/A
Total capital	1,345,603	27.8	387,679	8.0	N/A	N/A

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

In conjunction with the Company's corporate reorganization in December 2010, a "liquidation account" was established for the benefit of certain depositors of the Bank in an amount equal to Capitol Federal Savings Bank MHC's ownership interest in the retained earnings of Capitol Federal Financial as of June 30, 2010. As of September 30, 2020, the balance of this liquidation account was $115.4 million. Under applicable federal banking regulations, neither the Company nor the Bank is permitted to pay dividends on its capital stock to its stockholders if stockholders' equity would be reduced below the amount of the liquidation account at that time.

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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value. The majority of the securities within the AFS portfolio were issued by GSEs. The Company primarily uses prices obtained from third-party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third-party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third-party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third-party pricing service when determining the fair value of its securities during the years ended September 30, 2020 and 2019. The Company's major security types, based on the nature and risks of the securities, are:

•GSE Debentures - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for similar securities. (Level 2)
•MBS - Estimated fair values are based on a discounted cash flow method. Cash flows are determined based on prepayment projections of the underlying mortgages and are discounted using current market yields for benchmark securities. (Level 2)
•Municipal Bonds - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for securities with similar credit profiles. (Level 2)

Interest Rate Swaps - The Company's interest rate swaps are designated as cash flow hedges and are reported at fair value in other assets on the consolidated balance sheet if in a gain position, and in accounts payable and accrued expenses if in a loss position, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. See "Note 9. Deposits and Borrowed Funds" for additional information. The estimated fair values of the interest rates swaps are obtained from the counterparty and are determined by a discounted cash flow analysis using observable market-based inputs. On a quarterly basis, management corroborates the estimated fair values by internally calculating the estimated fair value using a discounted cash flow analysis with independent observable market-based inputs from a third party. No adjustments were made to the estimated fair values during the years ended September 30, 2020 and 2019. (Level 2)

The following tables provide the level of valuation assumption used to determine the carrying value of the Company's financial instruments measured at fair value on a recurring basis at the dates presented. The Company did not have any Level 3 financial instruments measured at fair value on a recurring basis at September 30, 2020 or 2019.

	September 30, 2020
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$1,180,803	$—	$1,180,803	$—
GSE debentures	370,340	—	370,340	—
Municipal bonds	9,807	—	9,807	—
	$1,560,950	$—	$1,560,950	$—

Liabilities:
Interest rate swaps	$53,149	$—	$53,149	$—

	September 30, 2019
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$936,487	$—	$936,487	$—
GSE debentures	249,954	—	249,954	—
Municipal bonds	18,422	—	18,422	—
	$1,204,863	$—	$1,204,863	$—

Liabilities:
Interest rate swaps	$33,090	$—	$33,090	$—

The following is a description of valuation methodologies used for significant financial instruments measured at fair value on a non-recurring basis.

Loans Receivable – The fair value of impaired loans individually evaluated for impairment on a non-recurring basis during fiscal years 2020 and 2019 that were still held in the portfolio as of September 30, 2020 and 2019 was $5.7 million and $6.8 million, respectively. The one- to four-family loans included in this amount were individually evaluated to determine if the carrying value of the loan was in excess of the fair value of the collateral, less estimated selling costs of 10%. Fair values were estimated through current appraisals. Management does not adjust or apply a discount to the appraised value of one- to four-family loans, except for the estimated sales cost noted above, and the primary unobservable input for these loans was the appraisal.

For commercial loans, if the most recent appraisal or book value of the collateral does not reflect current market conditions due to the passage of time and/or other factors, management will make adjustments to the existing appraised or book value based on knowledge of local market conditions, recent transactions, and estimated selling costs, if applicable. Adjustments to appraised or book values are generally based on assumptions not observable in the marketplace. The primary significant unobservable inputs for impaired commercial loans individually evaluated for impairment during the year ended September 30, 2020 were downward adjustments to the book value of the collateral for lack of marketability. The adjustments ranged from 4% to 50%, with a weighted average of 18%. There were no impaired commercial loans individually evaluated during the year ended September 30, 2019.

Fair values of impaired loans individually evaluated for impairment cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan and, as such, are classified as Level 3.

OREO – OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower of cost or fair value. The fair value for OREO is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value or listing price, except for the estimated sales costs noted above. The primary significant unobservable input for OREO was the appraisal or listing price. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property and, as such, are classified as Level 3. The fair value of OREO measured on a non-recurring basis during fiscal years 2020 and 2019 that was still held in the portfolio as of September 30, 2020 and 2019 was $183 thousand and $678 thousand, respectively. The carrying value of the properties equaled the fair value of the properties at September 30, 2020 and 2019.

Fair Value Disclosures – The Company estimated fair value amounts using available market information and a variety of valuation methodologies as of the dates presented. Considerable judgment is required to interpret market data to develop the estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company would realize from a current market exchange at subsequent dates.

The carrying amounts and estimated fair values of the Company's financial instruments by fair value hierarchy, at the dates presented, were as follows:

	2020
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$185,148	$185,148	$185,148	$—	$—
AFS securities	1,560,950	1,560,950	—	1,560,950	—
Loans receivable	7,202,851	7,663,000	—	—	7,663,000
FHLB stock	93,862	93,862	93,862	—	—
Liabilities:
Deposits	6,191,408	6,259,080	3,170,164	3,088,916	—
Borrowings	1,789,313	1,840,605	—	1,840,605	—
Interest rate swaps	53,149	53,149	—	53,149	—

	2019
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$220,370	$220,370	$220,370	$—	$—
AFS securities	1,204,863	1,204,863	—	1,204,863	—
Loans receivable	7,416,747	7,654,586	—	—	7,654,586
FHLB stock	98,456	98,456	98,456	—	—
Liabilities:
Deposits	5,581,867	5,614,895	2,594,242	3,020,653	—
Borrowings	2,239,989	2,253,353	100,001	2,153,352	—
Interest rate swaps	33,090	33,090	—	33,090	—

16. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the changes in the components of AOCI, net of tax, for the years presented.

	For the Year Ended September 30, 2020
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$10,150	$(25,049)	$(14,899)
Other comprehensive income (loss), before reclassifications	13,578	(21,458)	(7,880)
Amount reclassified from AOCI, net of taxes of $(2,014)	—	6,274	6,274
Other comprehensive income (loss)	13,578	(15,184)	(1,606)
Ending balance	$23,728	$(40,233)	$(16,505)

	For the Year Ended September 30, 2019
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$(2,990)	$7,330	$4,340
Transfer of HTM securities to AFS securities	2,336	—	2,336
Other comprehensive income (loss), before reclassifications	10,804	(32,817)	(22,013)
Amount reclassified from AOCI, net of taxes of $(141)	—	438	438
Other comprehensive income (loss)	13,140	(32,379)	(19,239)
Ending balance	$10,150	$(25,049)	$(14,899)

	For the Year Ended September 30, 2018
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$3,290	$(372)	$2,918
Other comprehensive income (loss), before reclassifications	(6,741)	6,981	240
Amount reclassified from AOCI, net of taxes of $(197)	—	515	515
Other comprehensive income (loss)	(6,741)	7,496	755
Reclassification of certain income tax effects related to adoption of ASU 2018-02	461	206	667
Ending balance	$(2,990)	$7,330	$4,340

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

Details of the Company's primary types of non-interest income revenue streams by financial statement line item reported in the consolidated statements of income that are within the scope of ASC Topic 606 are below. During fiscal years 2020 and 2019, revenue from contracts with customers totaled $14.8 million and $16.6 million, respectively.

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

In order to participate in the card payment networks, the Company must pay various transaction related costs established by the networks ("interchange network charges"), including membership fees and a per unit charge for each transaction. The Company is acting as an agent for its debit card customers when they are utilizing the card payment networks; therefore, upon adoption of the amended ASU, interchange transaction fee income is reported net of interchange network charges. Previously, interchange network charges were reported in deposit and loan expense. Interchange network charges totaled $3.2 million and $3.4 million for fiscal years 2020 and 2019, respectively.

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

18. LEASES

The Company leases real estate property for branches, ATMs, and certain equipment. These leases have remaining terms that range from one year to 47 years, some of which include the exercising of renewal options that the Company considers to be reasonably certain. As September 30, 2020, a right-of-use asset of $14.7 million was included in other assets and a lease liability of $14.7 million was included in accounts payable and accrued expenses on the consolidated balance sheets.

As of September 30, 2020, for the Company's operating leases, the weighted average remaining lease term was 23.5 years and the weighted average discount rate was 2.59%.

The following table presents lease expenses and supplemental cash flow information related to the Company's leases for fiscal year 2020 (dollars in thousands).

Operating lease expense	$1,511
Variable lease expense	201
Short-term lease expense	17
Cash paid for amounts included in the measurement of lease liabilities	1,357

The following table presents future minimum payments, rounded to the nearest thousand, for operating leases with initial or remaining terms in excess of one year as of September 30, 2020 (dollars in thousands):

Fiscal year 2021	1,192
Fiscal year 2022	1,302
Fiscal year 2023	1,210
Fiscal year 2024	1,003
Fiscal year 2025	827
Thereafter	15,308
Total future minimum lease payments	20,842
Amounts representing interest	(6,129)
Present value of net future minimum lease payments	$14,713

The Company elected the modified retrospective approach for its adoption of ASU 2016-02, and the optional transition method under which the Company used the effective date as the date of initial application of the amendments. These elections require the inclusion of ASC Topic 840 disclosures for periods that continue to be presented in accordance with ASC Topic 840. As of September 30, 2019, future minimum rental commitments, rounded to the nearest thousand, required under operating leases that had initial or remaining non-cancelable lease terms in excess of one year were as follows (dollars in thousands):

2020	$1,298
2021	1,187
2022	1,069
2023	930
2024	637
Thereafter	1,115
$6,236

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table presents summarized quarterly data for each of the years indicated for the Company.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(Dollars and counts in thousands, except per share amounts)
2020
Total interest and dividend income	$80,036	$78,955	$74,381	$71,606	$304,978
Net interest and dividend income	48,697	48,668	46,287	45,683	189,335
Provision for credit losses	225	22,075	—	—	22,300
Net income	22,511	4,276	19,474	18,279	64,540
Basic EPS	0.16	0.03	0.14	0.13	0.47
Diluted EPS	0.16	0.03	0.14	0.13	0.47
Dividends declared per share	0.425	0.085	0.085	0.085	0.68
Average number of basic shares outstanding	137,898	137,968	138,018	137,705	137,897
Average number of diluted shares outstanding	137,976	138,000	138,018	137,705	137,901

2019
Total interest and dividend income	$82,421	$82,037	$82,211	$83,285	$329,954
Net interest and dividend income	52,301	52,597	51,681	49,811	206,390
Provision for credit losses	—	—	450	300	750
Net income	24,383	24,554	22,897	22,409	94,243
Basic EPS	0.18	0.18	0.17	0.16	0.68
Diluted EPS	0.18	0.18	0.17	0.16	0.68
Dividends declared per share	0.475	0.085	0.335	0.085	0.98
Average number of basic shares outstanding	137,551	137,635	137,720	137,801	137,677
Average number of diluted shares outstanding	137,592	137,691	137,788	137,867	137,735

20. PARENT COMPANY FINANCIAL INFORMATION (PARENT COMPANY ONLY)
The Company serves as the holding company for the Bank (see "Note 1. Summary of Significant Accounting Policies"). The Company's (parent company only) balance sheets at the dates presented, and the related statements of income and cash flows for each of the years presented are as follows:

BALANCE SHEETS
SEPTEMBER 30, 2020 and 2019
(Dollars in thousands, except per share amounts)

	2020	2019
ASSETS:
Cash and cash equivalents	$82,466	$126,320
Investment in the Bank	1,165,813	1,168,986
Note receivable - ESOP	38,614	39,971
Other assets	707	711
Income taxes receivable, net	492	429
TOTAL ASSETS	$1,288,092	$1,336,417

LIABILITIES:
Accounts payable and accrued expenses	3,142	91
Deferred income tax liabilities, net	91	—
Total liabilities	3,233	91

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 138,956,296 and 141,440,030 shares issued and outstanding as of September 30, 2020 and 2019, respectively	1,389	1,414
Additional paid-in capital	1,189,853	1,210,226
Unearned compensation - ESOP	(33,040)	(34,692)
Retained earnings	143,162	174,277
AOCI, net of tax	(16,505)	(14,899)
Total stockholders' equity	1,284,859	1,336,326
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,288,092	$1,336,417

STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 2020, 2019, and 2018
(Dollars in thousands)

	2020	2019	2018
INTEREST AND DIVIDEND INCOME:
Dividend income from the Bank	$68,329	$129,409	$134,540
Interest income from other investments	2,036	2,428	1,951
Total interest and dividend income	70,365	131,837	136,491
INTEREST EXPENSE	—	403	62
NET INTEREST INCOME	70,365	131,434	136,429
NON-INTEREST INCOME	—	14	—
NON-INTEREST EXPENSE:
Salaries and employee benefits	988	829	1,031
Regulatory and outside services	292	286	1,129
Other non-interest expense	622	652	581
Total non-interest expense	1,902	1,767	2,741
INCOME BEFORE INCOME TAX EXPENSE AND EQUITY IN
EXCESS OF DISTRIBUTION OVER EARNINGS OF SUBSIDIARY	68,463	129,681	133,688
INCOME TAX EXPENSE (BENEFIT)	28	57	(179)
INCOME BEFORE EQUITY IN EXCESS OF
DISTRIBUTION OVER EARNINGS OF SUBSIDIARY	68,435	129,624	133,867
EQUITY IN EXCESS OF DISTRIBUTION OVER EARNINGS OF SUBSIDIARY	(3,895)	(35,381)	(34,940)
NET INCOME	$64,540	$94,243	$98,927

STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2020, 2019, and 2018
(Dollars in thousands)

	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$64,540	$94,243	$98,927
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in excess of distribution over earnings of subsidiary	3,895	35,381	34,940
Depreciation of equipment	45	37	30
Loss on disposal of premises and equipment	—	8	—
Provision for deferred income taxes	91	—	(35)
Changes in:
Other assets	(60)	54	(53)
Income taxes receivable/payable	(63)	57	(145)
Accounts payable and accrued expenses	13	(86)	(257)
Net cash provided by operating activities	68,461	129,694	133,407

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal collected on note receivable from ESOP	1,357	1,314	1,272
Cash acquired from acquisition	—	—	18
Purchase of equipment	—	(423)	—
Proceeds from the redemption of common equity securities related to the redemption of junior subordinated debentures	—	302	—
Net cash provided by investing activities	1,357	1,193	1,290

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payment from subsidiary related to restricted stock awards	319	1,245	253
Cash dividends paid	(93,862)	(134,929)	(118,312)
Repurchase of common stock	(20,767)	—	—
Repayment of other borrowings	—	(10,052)	—
Stock options exercised	638	1,485	261
Net cash used in financing activities	(113,672)	(142,251)	(117,798)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(43,854)	(11,364)	16,899

CASH AND CASH EQUIVALENTS:
Beginning of year	126,320	137,684	120,785
End of year	$82,466	$126,320	$137,684

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisition	$—	$—	$39,113
Capital contribution to subsidiary in conjunction with acquisition of CCB	$—	$—	$48,798

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of September 30, 2020.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2020, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Management has concluded that the Company maintained an effective system of internal control over financial reporting based on these criteria as of September 30, 2020.

The Company's independent registered public accounting firm, Deloitte & Touche LLP, who audited the consolidated financial statements included in the Company's annual report, has issued an audit report on the Company's internal control over financial reporting as of September 30, 2020 and it is included in Item 8.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item concerning the Company's directors and any delinquent reports under Section 16(a) of the Act is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2021, a copy of which will be filed not later than 120 days after the close of the fiscal year. Pursuant to General Instruction G(3), information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption "Information about our Executive Officers."

Information required by this item regarding the audit committee of the Company's Board of Directors, including information regarding the audit committee financial experts serving on the committee, is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2021, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Code of Ethics
We have adopted a written code of ethics within the meaning of Item 406 of SEC Regulation S-K that applies to our principal executive officer and senior financial officers, and to all of our other employees and our directors, a copy of which is available free of charge in the Investor Relations section of our website, www.capfed.com.

Item 11.  Executive Compensation
Information required by this item concerning compensation is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2021, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2021, a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table sets forth information as of September 30, 2020 with respect to compensation plans under which shares of our common stock may be issued.

Equity Compensation Plan Information
Number of Shares
Remaining Available
for Future Issuance
	Number of Shares		Under Equity
	to be issued upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Shares
	Outstanding Options,	Outstanding Options,	Reflected in the
Plan Category	Warrants and Rights	Warrants and Rights	First Column)
Equity compensation plans
approved by stockholders	813,645	$12.86	5,824,835	(1)
Equity compensation plans not
approved by stockholders	N/A	N/A	N/A
	813,645	$12.86	5,824,835

(1)This amount includes 1,625,519 shares available for future grants of restricted stock under the Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item concerning certain relationships, related transactions and director independence is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2021, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Principal Accounting Fees and Services
Information required by this item concerning principal accounting fees and services is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2021, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)     The following is a list of documents filed as part of this report:
    (1)  Financial Statements:

The following financial statements are included under Part II, Item 8 of this Form 10-K:
1.Reports of Independent Registered Public Accounting Firm.
2.Consolidated Balance Sheets as of September 30, 2020 and 2019.
3.Consolidated Statements of Income for the Years Ended September 30, 2020, 2019, and 2018.
4.Consolidated Statements of Comprehensive Income for the Years Ended September 30, 2020, 2019, and 2018.
5.Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2020, 2019, and 2018.
6.Consolidated Statements of Cash Flows for the Years Ended September 30, 2020, 2019, and 2018.
7.Notes to Consolidated Financial Statements for the Years Ended September 30, 2020, 2019, and 2018.

    (2)  Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

    (3)  Exhibits:
    See "Index to Exhibits."

Item 16. Form 10-K Summary
None

INDEX TO EXHIBITS

Exhibit Number	Document
3(i)	Charter of Capitol Federal Financial, Inc., as filed on May 6, 2010, as Exhibit 3(i) to Capitol Federal Financial, Inc.'s Registration Statement on Form S-1 (File No. 333-166578) and incorporated herein by reference
3(ii)	Bylaws of Capitol Federal Financial, Inc., as amended, filed on March 30, 2020, as Exhibit 3.2 to Form 8-K for Capitol Federal Financial Inc. and incorporated herein by reference
4	Description of the Registrant's Securities, as filed on November 27, 2019, as Exhibit 4 to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.1(i)	Form of Change of Control Agreement with each of John B. Dicus, Kent G. Townsend, and Rick C. Jackson filed on January 20, 2011 as Exhibit 10.1 to the Registrant's Current Report on Form 8-K and incorporated herein by reference
10.1(ii)	Form of Change of Control Agreement with Natalie G. Haag filed on November 29, 2012 as Exhibit 10.1(iv) to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.1(iii)	Form of Change of Control Agreement with Daniel L. Lehman filed on November 29, 2016 as Exhibit 10.1(v) to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.1(iv)	Form of Change of Control Agreement with Robert D. Kobbeman filed on November 29, 2018 as Exhibit 10.1(iv) to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.1(v)	Employment Agreement with Robert D. Kobbeman, as amended, filed on November 29, 2018 as Exhibit 10.1(v) to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.1(vi)	Form of Change of Control Agreement with Anthony S. Barry filed on May 10, 2019 as Exhibit 10.1(vi) to the Registrant's March 31, 2019 Form 10-Q and incorporated herein by reference
10.2	Capitol Federal Financial's 2000 Stock Option and Incentive Plan (the "Stock Option Plan") filed on April 13, 2000 as Appendix A to Capitol Federal Financial's Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference
10.3	Capitol Federal Financial Deferred Incentive Bonus Plan, as amended, filed on May 8, 2020 as Exhibit 10.3 to the Registrant's March 31, 2020 Form 10-Q and incorporated herein by reference
10.4	Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference
10.5	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference
10.6	Description of Director Fee Arrangements filed on November 29, 2018 as Exhibit 10.6 to the Registrant's September 30, 2018 Form 10-K and incorporated herein by reference
10.7	Short-term Performance Plan, as amended, filed on May 8, 2020 as Exhibit 10.7 to the Registrant's March 31, 2020 Form 10-Q and incorporated herein by reference
10.8	Capitol Federal Financial, Inc. 2012 Equity Incentive Plan (the "Equity Incentive Plan") filed on December 22, 2011 as Appendix A to Capitol Federal Financial, Inc.'s Proxy Statement (File No. 001-34814) and incorporated herein by reference
10.9	Form of Incentive Stock Option Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.12 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
10.10	Form of Non-Qualified Stock Option Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.13 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
10.11	Form of Stock Appreciation Right Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.14 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
10.12	Form of Restricted Stock Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.15 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
14	Code of Ethics*
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer, and Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer
101	The following information from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the SEC on November 25, 2020, has been formatted in Inline eXtensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets at September 30, 2020 and 2019, (ii) Consolidated Statements of Income for the fiscal years ended September 30, 2020, 2019, and 2018, (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended September 30, 2020, 2019, and 2018, (iv) Consolidated Statement of Stockholders' Equity for the fiscal years ended September 30, 2020, 2019, and 2018, (v) Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2020, 2019, and 2018, and (vi) Notes to the Consolidated Financial Statements
104	Cover Page Interactive Data File, formatted in Inline XBRL and included in Exhibit 101

*May be obtained free of charge in the Investor Relations section of our website, www.capfed.com.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: November 25, 2020	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ John B. Dicus	By:	/s/ Michael T. McCoy, M.D.
	John B. Dicus, Chairman, President		Michael T. McCoy, M.D., Director
	and Chief Executive Officer		Date: November 25, 2020
(Principal Executive Officer)
	Date: November 25, 2020	By:	/s/ James G. Morris
James G. Morris, Director
By:	/s/ Kent G. Townsend		Date: November 25, 2020
Kent G. Townsend, Executive Vice President,
	Chief Financial Officer and Treasurer	By:	/s/ Michel' P. Cole
	(Principal Financial Officer)		Michel' P. Cole, Director
	Date: November 25, 2020		Date: November 25, 2020

By:	/s/ Jeffrey R. Thompson	By:	/s/ Carlton A. Ricketts
	Jeffrey R. Thompson, Director		Carlton A. Ricketts, Director
	Date: November 25, 2020		Date: November 25, 2020

By:	/s/ Jeffrey M. Johnson	By:	/s/ Tara D. Van Houweling
	Jeffrey M. Johnson, Director		Tara D. Van Houweling, First Vice President
	Date: November 25, 2020		and Reporting Director
(Principal Accounting Officer)
By:	/s/ Morris J. Huey II		Date: November 25, 2020
Morris J. Huey II, Director
Date: November 25, 2020