Form 10-Q
period 2020-12-31
Capitol Federal Financial, Inc.
filed 2021-02-09
CIK 1490906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
Form 10-Q
________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
or
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

As of February 2, 2021, there were 138,808,396 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except per share amounts)

	December 31,	September 30,
	2020	2020
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $139,031 and $172,430)	$168,032	$185,148
Available-for-sale ("AFS") securities, at estimated fair value (amortized cost of $1,880,972 and $1,529,605)	1,913,866	1,560,950
Loans receivable, net (allowance for credit losses ("ACL") of $26,125 and $31,527)	7,004,094	7,202,851
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	84,693	93,862
Premises and equipment, net	101,238	101,875
Other assets	335,041	342,532
TOTAL ASSETS	$9,606,964	$9,487,218

LIABILITIES:
Deposits	$6,410,842	$6,191,408
Borrowings	1,734,275	1,789,313
Advance payments by borrowers for taxes and insurance	33,216	65,721
Income taxes payable, net	3,180	795
Deferred income tax liabilities, net	9,318	8,180
Accounts payable and accrued expenses	139,585	146,942
Total liabilities	8,330,416	8,202,359

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 138,792,496 and 138,956,296 shares issued and outstanding as of December 31, 2020 and September 30, 2020, respectively	1,388	1,389
Additional paid-in capital	1,188,636	1,189,853
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(32,627)	(33,040)
Retained earnings	130,522	143,162
Accumulated other comprehensive (loss) income ("AOCI"), net of tax	(11,371)	(16,505)
Total stockholders' equity	1,276,548	1,284,859
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,606,964	$9,487,218

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended
	December 31,
	2020	2019
INTEREST AND DIVIDEND INCOME:
Loans receivable	$60,694	$69,914
Mortgage-backed securities ("MBS")	5,710	6,102
FHLB stock	1,069	1,826
Investment securities	683	1,507
Cash and cash equivalents	51	687
Total interest and dividend income	68,207	80,036
INTEREST EXPENSE:
Deposits	14,067	17,962
Borrowings	10,327	13,377
Total interest expense	24,394	31,339
NET INTEREST INCOME	43,813	48,697
PROVISION FOR CREDIT LOSSES	(1,532)	225
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	45,345	48,472
NON-INTEREST INCOME:
Deposit service fees	2,947	3,062
Insurance commissions	638	691
Other non-interest income	1,485	1,751
Total non-interest income	5,070	5,504
NON-INTEREST EXPENSE:
Salaries and employee benefits	14,138	13,471
Information technology and related expense	4,233	4,141
Occupancy, net	3,379	3,207
Regulatory and outside services	1,585	1,343
Advertising and promotional	838	1,410
Deposit and loan transaction costs	766	711
Federal insurance premium	621	—
Office supplies and related expense	424	519
Other non-interest expense	1,083	1,698
Total non-interest expense	27,067	26,500
INCOME BEFORE INCOME TAX EXPENSE	23,348	27,476
INCOME TAX EXPENSE	4,450	4,965
NET INCOME	$18,898	$22,511

Basic earnings per share ("EPS")	$0.14	$0.16
Diluted EPS	$0.14	$0.16

Basic weighted average common shares	135,397,691	137,898,010
Diluted weighted average common shares	135,398,884	137,976,122

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	December 31,
	2020	2019
Net income	$18,898	$22,511
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on AFS securities arising during the period, net of taxes of $(409) and $145	1,140	(452)
Changes in unrealized gains (losses) on cash flow hedges, net of taxes of $(1,220) and $(1,741)	3,994	5,424
Comprehensive income	$24,032	$27,483

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended December 31, 2020
		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at September 30, 2020	$1,389	$1,189,853	$(33,040)	$143,162	$(16,505)	$1,284,859
Net income				18,898		18,898
Other comprehensive income, net of tax					5,134	5,134
Cumulative effect of adopting Accounting Standards Update ("ASU") 2016-13, net of tax				(2,288)		(2,288)
ESOP activity		80	413			493
Restricted stock activity, net		(8)				(8)
Stock-based compensation		118				118
Repurchase of common stock	(1)	(1,407)		(122)		(1,530)
Cash dividends to stockholders ($0.215 per share)				(29,128)		(29,128)
Balance at December 31, 2020	$1,388	$1,188,636	$(32,627)	$130,522	$(11,371)	$1,276,548

	For the Three Months Ended December 31, 2019
		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at September 30, 2019	$1,414	$1,210,226	$(34,692)	$174,277	$(14,899)	$1,336,326
Cumulative effect of adopting ASU 2016-02, net of tax				88		88
Net income				22,511		22,511
Other comprehensive income, net of tax					4,972	4,972
ESOP activity		169	413			582
Restricted stock activity, net		(1)				(1)
Stock-based compensation		166				166
Stock options exercised	1	612				613
Cash dividends to stockholders ($0.425 per share)				(58,663)		(58,663)
Balance at December 31, 2019	$1,415	$1,211,172	$(34,279)	$138,213	$(9,927)	$1,306,594

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,898	$22,511
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(1,069)	(1,826)
Provision for credit losses	(1,532)	225
Originations of loans receivable held-for-sale ("LHFS")	(364)	—
Proceeds from sales of LHFS	366	—
Amortization and accretion of premiums and discounts on securities	1,017	228
Depreciation and amortization of premises and equipment	2,304	2,286
Amortization of intangible assets	422	500
Amortization of deferred amounts related to FHLB advances, net	254	2
Common stock committed to be released for allocation - ESOP	493	582
Stock-based compensation	118	166
Changes in:
Other assets, net	1,942	1,237
Income taxes payable/receivable, net	2,372	3,808
Deferred income tax liabilities, net	248	(597)
Accounts payable and accrued expenses	(6,266)	(2,312)
Net cash provided by operating activities	19,203	26,810

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(504,780)	(149,359)
Proceeds from calls, maturities and principal reductions of AFS securities	152,396	123,810
Proceeds from the redemption of FHLB stock	10,238	421
Net change in loans receivable	203,698	(12,844)
Purchase of premises and equipment	(2,058)	(3,882)
Proceeds from sale of other real estate owned ("OREO")	53	585
Proceeds from bank-owned life insurance ("BOLI") death benefit	443	490
Net cash used in investing activities	(140,010)	(40,779)

		(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	December 31,
	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(29,128)	(58,663)
Net change in deposits	219,434	3,984
Proceeds from borrowings	305,000	362,400
Repayments on borrowings	(358,000)	(412,400)
Change in advance payments by borrowers for taxes and insurance	(32,505)	(38,402)
Payment of FHLB prepayment penalties	(2,292)	—
Repurchase of common stock	(4,568)	—
Stock options exercised	—	613
Net cash provided by (used in) financing activities	97,941	(142,468)

NET DECREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	(22,866)	(156,437)

CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS:
Beginning of period	239,708	253,700
End of period	$216,842	$97,263

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Operating lease right-of-use assets obtained	$—	$15,658
Operating lease liabilities obtained	$—	$15,543

See accompanying notes to consolidated financial statements.		(Concluded)

Notes to Consolidated Financial Statements (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The consolidated financial statements include the accounts of Capitol Federal Financial, Inc.® (the "Company") and its wholly-owned subsidiary, Capitol Federal Savings Bank (the "Bank"). The Bank has two wholly-owned subsidiaries, Capitol Funds, Inc. and Capital City Investments, Inc. Capitol Funds, Inc. has a wholly-owned subsidiary, Capitol Federal Mortgage Reinsurance Company. Capital City Investments, Inc. is a real estate and investment holding company. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the Securities and Exchange Commission ("SEC"). Interim results are not necessarily indicative of results for a full year.

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Cash, cash equivalents, restricted cash and restricted cash equivalents reported in the statement of cash flows include cash and cash equivalents of $168.0 million and $185.1 million at December 31, 2020 and September 30, 2020, respectively, and restricted cash and cash equivalents of $48.8 million and $54.6 million at December 31, 2020 and September 30, 2020, respectively, which was included in other assets on the consolidated balance sheet.  The restricted cash and cash equivalents relate to the collateral postings to/from the Bank's derivative counterparties associated with the Bank's interest rate swaps.  See additional discussion regarding the interest rate swaps in Note 5. Borrowed Funds.

Securities - Securities include MBS and agency debentures issued primarily by United States Government-Sponsored Enterprises ("GSEs"), including Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal Home Loan Banks, United States Government agencies, including Government National Mortgage Association ("GNMA"), and municipal bonds. Securities are classified as held-to maturity ("HTM"), AFS, or trading based on management's intention for holding the securities on the date of purchase. Generally, classifications are made in response to liquidity needs, asset/liability management strategies, and the market interest rate environment at the time of purchase.

Accrued interest receivable for all securities is reported in other assets on the consolidated balance sheet. When the Company adopted ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, the practical expedient to exclude accrued interest from all required disclosures of amortized cost was elected. Additionally, an election was made to not measure ACL for accrued interest receivables. Interest accrued but not received is reversed against interest income.

Securities that management has the intention and ability to hold to maturity are classified as HTM and reported at amortized cost. Such securities are adjusted for the amortization of premiums and discounts which are recognized as adjustments to interest income over the life of the securities using the level-yield method. At December 31, 2020 and September 30, 2020, the portfolio did not contain any securities classified as HTM.

Securities that management may sell if necessary for liquidity or asset management purposes are classified as AFS and reported at fair value, with unrealized gains and non-credit losses reported as a component of AOCI within stockholders' equity, net of deferred income taxes. The amortization of premiums and discounts are recognized as adjustments to interest income over the life of the securities using the level-yield method. Gains or losses on the disposition of AFS securities are recognized using the specific identification method. The Company primarily uses prices obtained from third-party pricing services to determine the fair value of securities. See additional discussion of fair value of AFS securities in "Note 6. Fair Value of Financial Instruments."

Securities that are purchased and held principally for resale in the near future are classified as trading securities and are reported at fair value, with unrealized gains and losses included in non-interest income in the consolidated statements of income. Neither the Company nor the Bank maintained a trading securities portfolio during the three months ended December 31, 2020 or during fiscal year 2020.

Allowance for Credit Losses on AFS Debt Securities - Management monitors AFS debt securities for impairment on an ongoing basis and performs a formal review quarterly. If an AFS debt security is in an unrealized loss position at the time of the quarterly review, the Company first assesses whether it intends to sell, or if it is more likely than not that it will be required to sell the security before recovery of its amortized cost. If either condition is met, the entire loss in fair value is recognized in current earnings. If neither condition is met, and the Company does not expect to recover the amortized cost basis, the Company determines whether the decline in fair value resulted from credit losses or other factors. In making this assessment, management considers the security structure, the cause(s) and severity of the loss, expectations of future performance including recent events specific to the issuer or industry including the issuer's financial condition and current ability to make future payments in a timely manner, and external credit ratings and recent downgrades in such ratings. Management's assessment involves a high degree of subjectivity and judgment that is based on information available at a point in time. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss has occurred, and an ACL is recorded, which became effective October 1, 2020 when the Company adopted ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. Accrued interest receivable on AFS debt securities is excluded from the estimate of credit losses. The ACL is limited by the amount that the fair value is less than the amortized cost basis. Any impairment not recorded through the provision for credit losses is recognized in other comprehensive income. Prior to the adoption of ASU 2016-13, management assessed all known facts and circumstances to determine whether an other-than-temporary loss should be recognized for impaired securities. If an other-than-temporary impairment had occurred, the difference between the amortized cost and fair value was recognized as a loss in earnings and the security was written down to fair value.

Changes in the ACL on AFS debt securities are recorded as an increase or decrease in the provision for credit losses on the consolidated statements of income. Losses are charged against the ACL on securities when management believes the collectability of an AFS security is in doubt or when either of the conditions regarding intent or requirement to sell is met. As of October 1, 2020 and December 31, 2020, the Company did not identify any credit losses related to the Company's AFS debt securities so there was no ACL on AFS debt securities as of those dates.

Loans Receivable - Loans receivable that management has the intention and ability to hold for the foreseeable future are carried at amortized cost, excluding accrued interest. Amortized cost is the amount of unpaid principal, net of undisbursed loan funds, unamortized premiums and discounts, and deferred loan origination fees and costs. Net loan origination fees and costs, and premiums and discounts are amortized as yield adjustments to interest income using the level-yield method. Loans are presented on the consolidated balance sheet net of the ACL on loans.

Interest on loans is accrued based on the principal amount outstanding. When the Company adopted ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, the practical expedient to exclude all accrued interest receivable from all required disclosures of amortized cost was elected. Additionally, an election was made to not measure ACL for accrued interest receivables.

Loan endorsements - Certain existing one- to four- family loan customers, including customers whose loans were purchased from a correspondent lender, have the opportunity, for a fee, to endorse their original loan terms to current loan terms being offered by the Bank, without being required to complete the standard application and underwriting process. The fee received for each endorsement is deferred and amortized as an adjustment to interest income over the life of the loan.  If the change in loan terms resulting from the endorsement is deemed to be more than minor, the loan is treated as a new loan and all existing unamortized deferred loan origination fees and costs are recognized at the time of endorsement.  If the change in loan terms is deemed to be minor, the fee received for the endorsement is added to the net remaining unamortized deferred fee or deferred cost balance.

Coronavirus Disease 2019 ("COVID-19") loan modifications - In March 2020, the Bank announced loan modification programs to support and provide relief for its borrowers during the COVID-19 pandemic. Generally, loan modifications under these programs ("COVID-19 loan modifications") for one- to four-family loans and consumer loans consist of a three-month payment forbearance of principal, interest, and in some cases, escrow. COVID-19 loan modifications of commercial loans mainly consist of up to a six-month interest-only payment period, but an option for a three- to six-month forbearance of principal and interest was also available to our borrowers. The Company has followed the loan modification criteria within the Coronavirus Aid, Relief, and Economic Security ("CARES") Act or Interagency guidance when determining if a borrower's modification is subject to troubled debt restructuring ("TDR") classification. If it is determined that the modification does not meet the criteria under the CARES Act or Interagency guidance to be excluded from TDR classification, the Company evaluates the loan modifications under its existing TDR framework. Loans subject to forbearance under the COVID-19 loan modification program are not reported as past due or placed on nonaccrual status during the forbearance time period, and interest income continues to be recognized over the contractual life of the loans. Loans reported as being modified under the Bank's COVID-19 loan modification program includes all loans modified under the programs, including loans classified as TDRs.

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

Allowance for Credit Losses on Loans Receivable - The ACL is a valuation amount that is deducted from the amortized cost basis of loans. It represents management's current expectations of total expected credit losses included in the Company's loan portfolio as of the balance sheet date and is determined using relevant information about past events, including historical credit loss experience on loans with similar risk characteristics, current conditions, and reasonable and supportable forecasts, along with the application of qualitative factors when necessary. ACL is recorded upon origination or purchase of a loan and is updated at subsequent reporting dates. Changes in the ACL are recorded through increases or decreases to the provision for credit losses in the consolidated statements of income. The ACL is an estimate that requires significant judgment including projections of the macroeconomic environment. The macroeconomic environment continuously changes, which can cause fluctuations in estimated expected losses.

The Bank's ACL is measured on a collective ("pool") basis, with loans aggregated into pools based on similar risk characteristics such as collateral type, historical loss experience, loan-to-value ("LTV") for one- to four-family loans, and payment sources for commercial loans. Loans that do not share similar risk characteristics are evaluated on an individual basis. Charge-offs against the related ACL amounts for any loan type may be recorded at any time if the Bank has knowledge of the existence of a probable loss.

One- to four-family loans and consumer home equity loans are deemed to be collateral dependent and individually evaluated for loss when the loan is generally 180 days delinquent, and any identified losses are charged-off at that time. Losses are based on new collateral values obtained through appraisals, less estimated costs to sell. Anticipated private mortgage insurance proceeds are taken into consideration when calculating the loss amount. If the Bank holds the first and second mortgage, both loans are combined when evaluating whether there is a potential loss on the loan. When a non-real estate secured consumer loan is 120 days delinquent, any identified losses are charged-off. For commercial loans, loans are individually evaluated for loss if management determines they exhibit unique risk characteristics. Specific allocations of ACL are established and/or losses are charged-off prior to a loan becoming 120 days delinquent when it is determined, through the analysis of any available current financial information regarding the borrower, that the borrower is not able to service the debt and there is little or no prospect for near term improvement. In the case of secured loans, the loan is deemed to be collateral dependent when this occurs, and the specific allocation of ACL and/or charge-off amount is based on a comparison of the amounts due from the borrower and calculated current fair value of the collateral after consideration of estimated costs to sell.

The primary credit risk characteristics inherent in the one- to four-family and consumer loan portfolios are a decline in economic conditions, elevated levels of unemployment or underemployment, and declines in residential real estate values. Any one or a combination of these events may adversely affect the ability of borrowers to repay their loans, resulting in increased delinquencies, non-performing assets, charge-offs, and provisions for credit losses. Although the commercial loan portfolio is subject to the same risk of declines in economic conditions, the primary risk characteristics inherent in this portfolio include the ability of the borrower to sustain sufficient cash flows from leases and business operations, the ability to control operational or business expenses to satisfy their contractual debt payments, and the ability to utilize personal or business resources to pay their contractual debt payments if the cash flows are not sufficient. Additionally, if the Bank were to repossess the secured collateral of a commercial real estate loan, the pool of potential buyers is more limited than that for a residential property. Therefore, the Bank could hold the property for an extended period of time, or be forced to sell at a discounted price, resulting in additional losses. Our commercial and industrial loans are primarily secured by accounts receivable, inventory and equipment, which may be difficult to appraise, may be illiquid and may fluctuate in value based on the success of the business.

For loans evaluated for credit losses on a pool basis, average historical loss rates are calculated for each pool using the Company's historical charge-offs, or peer data when the Company's own historical loss rates are not reflective of future loss expectations, and outstanding loan balances during a historical time period. The historical time periods can be different based on the individual pool and represent management's credit expectations for the pool of loans over the remaining contractual life. Generally, the historical time periods are at least one economic cycle. These historical loss rates are compared to historical data related to economic variables including national unemployment rate, changes in commercial real estate price index, changes in home values, and changes in the

United States gross domestic product during the same time periods over which the historical loss rates were calculated, and a correlation is estimated using regression analysis. Each quarter, the Company's ACL model pairs the results of the regression analysis with an economic forecast of these same macroeconomic variables, which is provided by a third party, in order to project future loss rates. The forecast is applied for a reasonable and supportable time period, as determined by management, before reverting back to long-term historical averages at the macroeconomic variable level using a straight-line method. The forecast-adjusted loss rate is applied to the loans over their remaining contractual lives, adjusted for expected prepayments and curtailments. The contractual term excludes expected extensions, renewals and modifications unless there is a reasonable expectation that a TDR will be executed. In the case of revolving lines of credit, since the rate of principal reduction is generally at the discretion of the borrower, remaining contractual lives are calculated by estimating future cash flows expected to be received from the borrower until the outstanding balance has been reduced to zero.

Using all of these inputs, the ACL model generates aggregated estimated cash flows for the time period that remains in each loan's contractual life. These cash flows are discounted back to the reporting date using each loan's effective yield, to arrive at a present value of future cash flows. Each loan pool's ACL is equal to the aggregate shortage, if any, of the present value of future cash flows compared to the amortized cost basis of the loan pool.

Additionally, qualitative factors are considered for items not included in historical loss rates, macroeconomic forecasts, or other model inputs and/or other ACL processes, as deemed appropriate by management's current assessment of risks related to loan portfolio attributes and external factors. Such qualitative factor considerations include changes in the loan portfolio composition and credit concentrations, changes in lending policies and procedures and underwriting standards, changes in balances and/or trends in asset quality and/or loan credit performance, model imprecision, and/or external factors such as significant unique events or conditions. Management assesses the potential impact of such items and adjusts the modeled ACL as deemed appropriate based upon the assessment.

Reserve for Off-Balance Sheet Credit Exposures - The Company's off-balance sheet credit exposures are comprised of unfunded portions of existing loans, such as lines of credit and construction loans, and commitments to originate or purchase loans that are not unconditionally cancellable by the Company. Expected credit losses on these amounts are calculated using the same methodology that is applied in the ACL model; however, the estimate of credit risk for off-balance sheet credit exposures also takes into consideration the likelihood that funding of the commitment will occur. The reserve for these off-balance sheet credit exposures is recorded as a liability and is presented in accounts payable and accrued expenses on the consolidated balance sheet. Changes to the reserve on off-balance sheet credit exposures are recorded through increases or decreases to the provision for credit losses on the consolidated statements of income.

Recent Accounting Pronouncements - In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU, as amended, replaces the incurred loss methodology in GAAP, which required credit losses to be recognized when it is probable that a loss has been incurred, with an expected credit loss methodology, which is commonly known as the current expected credit loss ("CECL") methodology. The CECL methodology requires an entity to measure, at each reporting date, the expected credit losses of financial assets not measured at fair value, such as loans and off-balance sheet credit exposures, over their remaining contractual lives. Under the CECL methodology, expected credit losses are measured at each reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Additionally, the ASU amends the current credit loss measurements for AFS debt securities. Credit losses related to AFS debt securities will be recorded through the ACL rather than as a direct write-down. The ASU also requires enhanced disclosures related to credit quality and significant estimates and judgments used by management when estimating credit losses. The ASU, as amended, became effective for the Company on October 1, 2020.

The Company adopted the ASU, as amended, on October 1, 2020 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Financial results for reporting periods beginning after October 1, 2020 are reported in accordance with the new ASU, as amended, while prior period amounts continue to be reported in accordance with previous GAAP. Upon adoption, the Company recorded a cumulative-effect adjustment for the change in the ACL and reserve for off-balance sheet credit exposures of $2.3 million, net of tax of $739 thousand, which was recognized as a decrease in retained earnings. The following table presents the impact of the cumulative-effect adjustment for the change in the ACL and reserve for off-balance sheet credit exposures.

	September 30,
	2020	October 1, 2020
	Balance	Cumulative-Effect Adjustment	Balance
	(Dollars in thousands)
ACL
One- to four-family:
Originated	$6,085	$(4,452)	$1,633
Correspondent purchased	2,691	(367)	2,324
Bulk purchased	467	436	903
Commercial:
Commercial real estate	20,349	699	21,048
Commercial and industrial	1,451	(892)	559
Consumer:
Home equity	370	(289)	81
Other	114	104	218
Total ACL	31,527	(4,761)	26,766
Reserve for off-balance sheet credit exposures	—	7,788	7,788
ACL and reserve for off-balance sheet credit exposures	$31,527	$3,027	$34,554

The Company elected the practical expedient to exclude accrued interest receivable from the amortized cost of financing receivables and AFS debt securities. Accrued interest totaled $20.0 million and $3.1 million at December 31, 2020 for loans receivable and AFS securities, respectively, and was included in other assets on the consolidated balance sheet. Additionally, an election was made not to measure ACL for accrued interest receivables. All interest accrued on loans but not received is reversed against interest income once it becomes more than 90 days past due. Interest accrued on AFS debt securities but not received is also reversed against interest income.

The enhanced disclosures required by the ASU, as amended, are included in the relevant significant accounting policies above and in "Note 4. Loans Receivable and Allowance for Credit Losses."

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosures Requirements for Fair Value Measurement. This ASU eliminates, modifies and adds certain disclosure requirements for fair value measurements. The ASU adds disclosure requirements for the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU, which was adopted on October 1, 2020, did not have a material impact on the Company's consolidated financial condition, results of operations, or disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include internal-use software licenses). The ASU was adopted by the Company on October 1, 2020. The Company includes hosting arrangements that are service contracts in its evaluation of projects for capitalization. The adoption of this ASU did not have a material impact on the Company's consolidated financial condition, results of operations, or disclosures.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This ASU makes clarifications and corrections to the application of the guidance contained in each of the amended topics. According to the provisions of the ASU, entities that have not adopted ASU 2017-12 prior to the issuance of ASU 2019-04 shall adopt the provisions of both ASUs at the same time. Since the Company previously adopted ASU 2017-12, the related provisions included in ASU 2019-04 were adopted at the same time. The Company adopted the non-hedging amendments contained in ASU 2019-04, including amendments related to ASU 2016-13, on October 1, 2020. The adoption of this ASU did not have a material impact on the Company's consolidated financial condition, results of operations, or disclosures. For additional information regarding the impact of adopting ASU 2016-13, see ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments above.

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

	For the Three Months Ended
	December 31,
	2020	2019
	(Dollars in thousands, except per share amounts)
Net income	$18,898	$22,511
Income allocated to participating securities	(13)	(19)
Net income available to common stockholders	$18,885	$22,492

Average common shares outstanding	135,397,242	137,897,561
Average committed ESOP shares outstanding	449	449
Total basic average common shares outstanding	135,397,691	137,898,010

Effect of dilutive stock options	1,193	78,112

Total diluted average common shares outstanding	135,398,884	137,976,122

Net EPS:
Basic	$0.14	$0.16
Diluted	$0.14	$0.16

Antidilutive stock options, excluded from the diluted average
common shares outstanding calculation	431,212	435,750

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS securities at the dates presented. The majority of the MBS and investment securities portfolios are composed of securities issued by GSEs.

	December 31, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$1,427,216	$32,178	$94	$1,459,300
GSE debentures	444,964	747	—	445,711
Municipal bonds	8,792	63	—	8,855
	$1,880,972	$32,988	$94	$1,913,866

	September 30, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$1,149,922	$31,212	$331	$1,180,803
GSE debentures	369,967	414	41	370,340
Municipal bonds	9,716	91	—	9,807
	$1,529,605	$31,717	$372	$1,560,950

The following tables summarize the estimated fair value and gross unrealized losses of those AFS securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

December 31, 2020
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
(Dollars in thousands)
MBS	$40,462	$93	$110	$1
GSE debentures	—	—	—	—
Municipal bonds	—	—	—	—
	$40,462	$93	$110	$1

	September 30, 2020
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$207,071	$330	$118	$1
GSE debentures	74,959	41	—	—
Municipal bonds	—	—	—	—
	$282,030	$371	$118	$1

The unrealized losses at December 31, 2020 were a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management did not record ACL on securities in an unrealized loss position at December 31, 2020 because scheduled coupon payments have been made, management anticipates that the entire principal balance will be collected as scheduled, and neither does the Company intend to sell the securities, nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity.

The amortized cost and estimated fair value of AFS debt securities as of December 31, 2020, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without prepayment penalty. For this reason, MBS are not included in the maturity categories.

	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
One year or less	$4,915	$4,937
One year through five years	448,841	449,629
	453,756	454,566
MBS	1,427,216	1,459,300
	$1,880,972	$1,913,866

The following table presents the taxable and non-taxable components of interest income on investment securities for the periods presented.

	For the Three Months Ended
	December 31,
	2020	2019
	(Dollars in thousands)
Taxable	$645	$1,437
Non-taxable	38	70
	$683	$1,507

The following table summarizes the carrying value of securities pledged as collateral for the obligations indicated below as of the dates presented.

	December 31, 2020	September 30, 2020
	(Dollars in thousands)
Public unit deposits	$304,768	$330,986
Federal Reserve Bank of Kansas City ("FRB of Kansas City")	207,401	259,851
Retail deposits	47,362	—
	$559,531	$590,837

4. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at the dates presented is summarized as follows:

	December 31, 2020	September 30, 2020
	(Dollars in thousands)
One- to four-family:
Originated	$3,946,073	$3,937,310
Correspondent purchased	1,974,086	2,101,082
Bulk purchased	199,673	208,427
Construction	32,871	34,593
Total	6,152,703	6,281,412
Commercial:
Commercial real estate	609,936	626,588
Commercial and industrial	69,378	97,614
Construction	84,564	105,458
Total	763,878	829,660
Consumer:
Home equity	97,717	103,838
Other	9,328	10,086
Total	107,045	113,924

Total loans receivable	7,023,626	7,224,996

Less:
ACL	26,125	31,527
Discounts/unearned loan fees	28,825	29,190
Premiums/deferred costs	(35,418)	(38,572)
	$7,004,094	$7,202,851

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

The Bank's commercial and industrial loans are generally made in the Bank's market areas and are underwritten on the basis of the borrower's ability to service the debt from income. With the exception of Paycheck Protection Program ("PPP") loans, working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets. In general, commercial and industrial loans involve more credit risk than commercial real estate loans due to the type of collateral securing these loans. As a result of these additional complexities, variables and risks, these loans require more thorough underwriting and servicing than other types of loans.

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

Credit Quality Indicators - Based on the Bank's lending emphasis and underwriting standards, management has segmented the loan portfolio into three segments: (1) one- to four-family; (2) consumer; and (3) commercial. See discussion regarding the credit risks for these loan segments in Note 1. Summary of Significant Accounting Policies - Allowance for Credit Losses. These segments are further divided into classes for purposes of providing disaggregated credit quality information about the loan portfolio. The classes are: one- to four-family - originated, one- to four-family - correspondent purchased, one- to four-family - bulk purchased, consumer - home equity, consumer - other, commercial - commercial real estate, and commercial - commercial and industrial. One- to four-family construction loans are included in either the originated class or correspondent purchased class, and commercial construction loans are included in the commercial real estate class. As part of the on-going monitoring of the credit quality of the Company's loan portfolio, management tracks certain credit quality indicators including trends related to loan classification and delinquency status.

Loan Classification - In accordance with the Bank's asset classification policy, management regularly reviews the problem loans in the Bank's portfolio to determine whether any loans require classification. Loan classifications are defined as follows:

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

The following table sets forth, as of December 31, 2020, the amortized cost of loans by class of financing receivable, year of origination and loan classification. All revolving lines of credit are presented separately, regardless of origination year. Loans classified as doubtful or loss are individually evaluated for loss. At December 31, 2020, there were no loans classified as doubtful, and all loans classified as loss were fully charged-off.

	December 31, 2020
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving
	Fiscal	Year	Year	Year	Year	Prior	Line of
	Year	2020	2019	2018	2017	Years	Credit	Total
	(Dollars in thousands)
One- to four-family:
Originated
Pass	$274,145	$805,755	$404,651	$315,587	$354,212	$1,784,798	$—	$3,939,148
Special Mention	124	443	244	241	639	7,572	—	9,263
Substandard	—	285	903	52	259	14,364	—	15,863
Correspondent purchased
Pass	58,120	408,309	112,323	200,255	246,482	963,862	—	1,989,351
Special Mention	—	—	—	—	—	3,149	—	3,149
Substandard	—	—	—	—	—	5,498	—	5,498
Bulk purchased
Pass	—	—	—	—	—	194,336	—	194,336
Special Mention	—	—	—	—	—	96	—	96
Substandard	—	—	—	—	—	6,124	—	6,124
	332,389	1,214,792	518,121	516,135	601,592	2,979,799	—	6,162,828
Commercial:
Commercial real estate
Pass	68,729	155,596	129,381	122,344	51,233	53,767	5,895	586,945
Special Mention	—	—	—	—	—	101,276	—	101,276
Substandard	1,296	674	229	695	391	—	—	3,285
Commercial and industrial
Pass	4,856	34,835	9,295	4,342	3,886	1,031	8,487	66,732
Special Mention	—	—	223	—	402	—	—	625
Substandard	—	2	—	94	54	—	1,336	1,486
	74,881	191,107	139,128	127,475	55,966	156,074	15,718	760,349
Consumer:
Home equity
Pass	467	3,653	2,540	2,051	908	3,505	83,639	96,763
Special Mention	—	—	—	13	—	9	236	258
Substandard	—	—	—	—	—	24	687	711
Other
Pass	1,166	3,309	2,182	1,392	691	277	278	9,295
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	4	—	5	4	2	—	15
	1,633	6,966	4,722	3,461	1,603	3,817	84,840	107,042

Total	$408,903	$1,412,865	$661,971	$647,071	$659,161	$3,139,690	$100,558	$7,030,219

The following table sets forth the recorded investment in loans classified as special mention or substandard, by class, at September 30, 2020 (prior to the adoption of CECL). At that date, there were no loans classified as doubtful, and all loans classified as loss were fully charged-off.

	September 30, 2020
	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family:
Originated	$9,249	$15,729
Correspondent purchased	2,076	4,512
Bulk purchased	—	5,319
Commercial:
Commercial real estate	50,957	3,541
Commercial and industrial	1,040	1,368
Consumer:
Home equity	331	581
Other	—	8
	$63,653	$31,058

Delinquency Status - The following table sets forth, as of December 31, 2020, the amortized cost of current loans, loans 30 to 89 days delinquent, and loans 90 or more days delinquent or in foreclosure ("90+/FC"), by class of financing receivable and year of origination. All revolving lines of credit are presented separately, regardless of origination year.

	December 31, 2020
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving
	Fiscal	Year	Year	Year	Year	Prior	Line of
	Year	2020	2019	2018	2017	Years	Credit	Total
	(Dollars in thousands)
One- to four-family:
Originated
Current	$274,269	$806,483	$405,610	$315,538	$354,482	$1,797,714	$—	$3,954,096
30-89	—	—	—	290	369	5,164	—	5,823
90+/FC	—	—	188	52	259	3,856	—	4,355
Correspondent purchased
Current	58,120	408,309	112,153	199,766	246,078	965,396	—	1,989,822
30-89	—	—	170	489	404	3,694	—	4,757
90+/FC	—	—	—	—	—	3,419	—	3,419
Bulk purchased
Current	—	—	—	—	—	195,018	—	195,018
30-89	—	—	—	—	—	1,768	—	1,768
90+/FC	—	—	—	—	—	3,770	—	3,770
	332,389	1,214,792	518,121	516,135	601,592	2,979,799	—	6,162,828
Commercial:
Commercial real estate
Current	70,025	155,490	129,381	122,444	51,624	155,005	5,895	689,864
30-89	—	106	229	595	—	38	—	968
90+/FC	—	674	—	—	—	—	—	674
Commercial and industrial
Current	4,856	34,835	9,448	4,341	4,288	1,031	9,823	68,622
30-89	—	—	70	1	—	—	—	71
90+/FC	—	2	—	94	54	—	—	150
	74,881	191,107	139,128	127,475	55,966	156,074	15,718	760,349
Consumer:
Home equity
Current	467	3,653	2,540	2,064	908	3,484	83,678	96,794
30-89	—	—	—	—	—	41	439	480
90+/FC	—	—	—	—	—	13	445	458
Other
Current	1,165	3,292	2,170	1,388	691	277	278	9,261
30-89	1	17	12	4	—	—	—	34
90+/FC	—	4	—	5	4	2	—	15
	1,633	6,966	4,722	3,461	1,603	3,817	84,840	107,042

Total	$408,903	$1,412,865	$661,971	$647,071	$659,161	$3,139,690	$100,558	$7,030,219

Delinquent and Nonaccrual Loans - The following tables present the amortized cost at December 31, 2020 and, prior to the adoption of CECL, the recorded investment, which is identical to amortized cost, at September 30, 2020, by class, of loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total. At December 31, 2020 and September 30, 2020, all loans 90 or more days delinquent were on nonaccrual status.

	December 31, 2020
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Amortized
	Delinquent	in Foreclosure	Loans	Loans	Cost
	(Dollars in thousands)
One- to four-family:
Originated	$5,823	$4,355	$10,178	$3,954,096	$3,964,274
Correspondent purchased	4,757	3,419	8,176	1,989,822	1,997,998
Bulk purchased	1,768	3,770	5,538	195,018	200,556
Commercial:
Commercial real estate	968	674	1,642	689,864	691,506
Commercial and industrial	71	150	221	68,622	68,843
Consumer:
Home equity	480	458	938	96,794	97,732
Other	34	15	49	9,261	9,310
	$13,901	$12,841	$26,742	$7,003,477	$7,030,219

	September 30, 2020
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family:
Originated	$3,001	$4,347	$7,348	$3,950,387	$3,957,735
Correspondent purchased	3,170	2,433	5,603	2,122,085	2,127,688
Bulk purchased	2,558	2,938	5,496	203,844	209,340
Commercial:
Commercial real estate	40	1,206	1,246	728,191	729,437
Commercial and industrial	5	157	162	96,124	96,286
Consumer:
Home equity	323	296	619	103,210	103,829
Other	75	8	83	9,980	10,063
	$9,172	$11,385	$20,557	$7,213,821	$7,234,378

The amortized cost of mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of December 31, 2020 and September 30, 2020 was $912 thousand and $1.5 million, respectively, which is included in loans 90 or more days delinquent or in foreclosure in the table above.   The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure was $129 thousand at December 31, 2020 and $183 thousand at September 30, 2020.

The following table presents the amortized cost at December 31, 2020 and, prior to the adoption of CECL, the recorded investment at September 30, 2020, by class, of loans classified as nonaccrual. Additionally, the amortized cost of nonaccrual loans that had no related ACL is presented as of December 31, 2020, all of which were individually evaluated for loss and any identified losses have been charged off.

	December 31, 2020		September 30, 2020
	Nonaccrual Loans	Nonaccrual Loans with No ACL	Nonaccrual Loans
	(Dollars in thousands)
One- to four-family:
Originated	$5,323	$2,361	$5,037
Correspondent purchased	3,418	308	2,433
Bulk purchased	3,771	1,463	2,938
Commercial:
Commercial real estate	1,076	72	1,663
Commercial and industrial	150	94	157
Consumer:
Home equity	467	9	305
Other	15	—	8
	$14,220	$4,307	$12,541

Troubled Debt Restructurings - The following tables present the amortized cost for the current period and, prior to the adoption of CECL, the recorded investment for the prior period, prior to restructuring and immediately after restructuring in all loans restructured during the periods presented. These tables do not reflect the amortized cost at the end of the periods indicated. Any increase in the amortized cost at the time of the restructuring was generally due to the capitalization of delinquent interest and/or escrow balances.

For the Three Months Ended
December 31, 2020
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
(Dollars in thousands)
One- to four-family:
Originated	4	$647	$645
Correspondent purchased	—	—	—
Bulk purchased	—	—	—
Commercial:
Commercial real estate	—	—	—
Commercial and industrial	—	—	—
Consumer:
Home equity	—	—	—
Other	—	—	—
	4	$647	$645

For the Three Months Ended
December 31, 2019
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
(Dollars in thousands)
One- to four-family:
Originated	2	$103	$102
Correspondent purchased	—	—	—
Bulk purchased	1	75	134
Commercial:
Commercial real estate	—	—	—
Commercial and industrial	—	—	—
Consumer:
Home equity	—	—	—
Other	—	—	—
	3	$178	$236

The following table provides information on TDRs that became delinquent during the periods presented within 12 months after being restructured.

For the Three Months Ended
	December 31, 2020		December 31, 2019
	Number of	Amortized	Number of	Recorded
	Contracts	Cost	Contracts	Investment
(Dollars in thousands)
One- to four-family:
Originated	—	$—	1	$38
Correspondent purchased	—	—	—	—
Bulk purchased	—	—	1	134
Commercial:
Commercial real estate	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer:
Home equity	—	—	—	—
Other	—	—	—	—
	—	$—	2	$172

Impaired Loans - The following information pertains to impaired loans, by class, as of the date and for the period presented (prior to the adoption of CECL). Prior to the adoption of CECL, a loan was considered impaired when, based on current information and events, it was probable that the Bank would be unable to collect all amounts due, including principal and interest, according to the original contractual terms of the loan agreement.

				For the Three Months Ended
	September 30, 2020			December 31, 2019
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	ACL	Investment	Recognized
	(Dollars in thousands)
With no related allowance recorded
One- to four-family:
Originated	$12,385	$12,813	$—	$14,621	$161
Correspondent purchased	1,955	2,058	—	1,760	18
Bulk purchased	3,843	4,302	—	4,978	52
Commercial:
Commercial real estate	1,052	1,379	—	—	—
Commercial and industrial	99	244	—	33	—
Consumer:
Home equity	280	360	—	337	6
Other	—	45	—	—	—
	19,614	21,201	—	21,729	237
With an allowance recorded
One- to four-family:
Originated	—	—	—	—	—
Correspondent purchased	—	—	—	—	—
Bulk purchased	—	—	—	—	—
Commercial:
Commercial real estate	660	660	83	—	—
Commercial and industrial	1,269	1,268	240	608	12
Consumer:
Home equity	—	—	—	—	—
Other	—	—	—	—	—
	1,929	1,928	323	608	12
Total
One- to four-family:
Originated	12,385	12,813	—	14,621	161
Correspondent purchased	1,955	2,058	—	1,760	18
Bulk purchased	3,843	4,302	—	4,978	52
Commercial:
Commercial real estate	1,712	2,039	83	—	—
Commercial and industrial	1,368	1,512	240	641	12
Consumer:
Home equity	280	360	—	337	6
Other	—	45	—	—	—
	$21,543	$23,129	$323	$22,337	$249

Allowance for Credit Losses - The following is a summary of ACL activity, by loan portfolio segment, for the periods presented. Activity during the three months ended December 31, 2019 occurred prior to the adoption of CECL.

	For the Three Months Ended December 31, 2020
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$6,085	$2,691	$467	$9,243	$21,800	$484	$31,527
Adoption of CECL	(4,452)	(367)	436	(4,383)	(193)	(185)	(4,761)
Balance at October 1, 2020	1,633	2,324	903	4,860	21,607	299	26,766
Charge-offs	(14)	—	—	(14)	(515)	(3)	(532)
Recoveries	34	—	—	34	12	22	68
Provision for credit losses	(115)	(566)	(51)	(732)	603	(48)	(177)
Ending balance	$1,538	$1,758	$852	$4,148	$21,707	$270	$26,125

	For the Three Months Ended December 31, 2019
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,000	$1,203	$687	$3,890	$5,171	$165	$9,226
Charge-offs	(18)	—	—	(18)	(24)	(6)	(48)
Recoveries	—	—	—	—	27	5	32
Provision for credit losses	65	(3)	(75)	(13)	244	(6)	225
Ending balance	$2,047	$1,200	$612	$3,859	$5,418	$158	$9,435

The following is a summary of the loan portfolio and related ACL balances by loan portfolio segment disaggregated by the Company's impairment method as of September 30, 2020 (prior to the adoption of CECL).

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

The key assumptions in the Company's ACL model include the economic forecast, the forecast and reversion to mean time periods, and prepayment and curtailment assumptions. Management also considered certain qualitative factors when evaluating the adequacy of the ACL at December 31, 2020. The key assumptions utilized in estimating the Company's ACL at December 31, 2020 are discussed below.
•Economic Forecast - Management considered several economic forecasts provided by a third party and selected the economic forecast believed to be the most appropriate considering the facts and circumstances at December 31, 2020. The forecasted economic indices applied to the model at December 31, 2020 were the national unemployment rate, changes in commercial real estate price index, changes in home values, and changes in the U.S. gross domestic product. The economic index most impactful to all loan pools within the model at December 31, 2020 was the national unemployment rate. The forecast national unemployment rate in the economic scenario selected by management at December 31, 2020 had the national unemployment rate peaking at 8.0% at June 30, 2021 and then a gradual decline to 7.5% at December 31, 2021 which was the end of our four quarter forecast time period.
•Forecast and reversion to mean time period - The forecasted time period for all of the economic indices was four quarters at December 31, 2020. The reversion to mean time period was eight quarters for the national unemployment rate and four quarters for all other economic indices at December 31, 2020.
•Prepayment and curtailment assumptions - The assumptions used at December 31, 2020 were generally based on actual prepayment and curtailment speeds for each respective loan pool in the model.
•Qualitative factors - The qualitative considerations by management at December 31, 2020 included the COVID-19 loan modification programs considering the payment performance of the loans that had exited their deferral periods, the increase in special mention commercial loans during the current quarter and the special mention commercial loans still in their COVID-19 loan modification time period, and the economic uncertainties related to the political party changes in U.S. government offices, the effectiveness of the latest federal stimulus package, potential additional economic stimulus from the federal government, and the impact the increasing COVID-19 cases and limited vaccine distribution may have on the economy. Management determined a qualitative amount was not necessary at December 31, 2020 for the loans in the COVID-19 loan modification program due to the significant decrease in the dollar amount of the loans in the program and the fact that the majority of the loans that have exited the program are current on their payments. See discussion below regarding the qualitative amount at December 31, 2020 for special mention commercial loans and the economic uncertainty.

At December 31, 2020, the ACL was composed of $15.1 million calculated by the model, $6.6 million related to the economic uncertainty qualitative factor, and $4.4 million related to the special mention qualitative factor, resulting in a total ACL of $26.1 million. The decrease in ACL during the current quarter was due to net charge-offs of $464 thousand and a negative provision for credit losses of $177 thousand. The negative provision for credit losses was due primarily to a reduction in the correspondent one-to four-family loan portfolio during the current quarter, partially offset by an increase in the commercial loan ACL due to the related qualitative factor. The commercial loan portfolio balance decreased during the current quarter, but due to the related qualitative factors, any reduction in the ACL due to a reduction in the loan balance was offset. The economic forecast selected at December 31, 2020 improved from October 1, 2020 when CECL was adopted by the Company, but the improvement in the forecast was largely offset by the qualitative factors discussed above.

Reserve for Off-Balance Sheet Credit Exposures - The following is a summary of the changes in reserve for off-balance sheet credit exposures during the three months ended December 31, 2020 (dollars in thousands).

Beginning balance	$—
Adoption of CECL	7,788
Balance at October 1, 2020	7,788
Provision for credit losses	(1,355)
Ending balance	$6,433

At December 31, 2020, the Company also applied a qualitative factor for economic uncertainty related to the calculation of the reserve for off-balance sheet credit exposures, but the impact of this qualitative factor was smaller compared to the economic uncertainty factor applied in the calculation of ACL, in consideration of the fact the commitments are being underwritten during a challenging economic environment and are still meeting/exceeding the Bank's conservative underwriting requirements. The $1.4 million reduction in the reserve compared to October 1, 2020, which was recognized as a negative provision for credit losses, was due to an improvement in the economic forecast during the current quarter, partially offset by an increase in the balance of off-balance sheet credit exposures.

5. BORROWED FUNDS
FHLB Borrowings and Interest Rate Swaps - At December 31, 2020 and September 30, 2020, the Bank had entered into interest rate swap agreements with a total notional amount of $640.0 million in order to hedge the variable cash flows associated with $640.0 million of adjustable-rate FHLB advances. At December 31, 2020 and September 30, 2020, the interest rate swap agreements had an average remaining term to maturity of 3.2 years and 3.5 years, respectively. The interest rate swaps were designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the interest rate swap agreements. At December 31, 2020 and September 30, 2020, the interest rate swaps were in a loss position with a total fair value of $47.9 million and $53.1 million, respectively, which was reported in accounts payable and accrued expenses on the consolidated balance sheet. During the three months ended December 31, 2020, $3.0 million was reclassified from AOCI as an increase to interest expense. During the three months ended December 31, 2019, $709 thousand was reclassified from AOCI as an increase to interest expense. At December 31, 2020, the Company estimated that $15.0 million of interest expense associated with the interest rate swaps will be reclassified from AOCI as an increase to interest expense on FHLB borrowings during the next 12 months. The Bank has minimum collateral posting thresholds with its derivative counterparties and posts collateral on a daily basis. The Bank posted cash collateral of $48.8 million at December 31, 2020 and $54.6 million at September 30, 2020.

During the current quarter, the Bank prepaid a fixed-rate FHLB advance totaling $100.0 million with a contractual interest rate of 2.21% and a remaining term of 1.2 years, and replaced this advance with a $100.0 million fixed-rate FHLB advance with a contractual interest rate of 0.62% and a term of 5.0 years. The Bank paid a penalty of $2.3 million to FHLB as a result of prepaying the FHLB advance. The effective interest rate of the new advance is 1.09%. The prepayment penalty is being recognized in interest expense over the life of the new FHLB advance

6. FAIR VALUE OF FINANCIAL INSTRUMENTS
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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value. The majority of the securities within the AFS portfolio were issued by GSEs. The Company primarily uses prices obtained from third party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third party pricing service when determining the fair value of its securities during the three months ended December 31, 2020 or during fiscal year 2020. The Company's major security types, based on the nature and risks of the securities, are:

•GSE Debentures - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for similar securities. (Level 2)
•MBS - Estimated fair values are based on a discounted cash flow method. Cash flows are determined based on prepayment projections of the underlying mortgages and are discounted using current market yields for benchmark securities. (Level 2)
•Municipal Bonds - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for securities with similar credit profiles. (Level 2)

Interest Rate Swaps - The Company's interest rate swaps are designated as cash flow hedges and are reported at fair value in other assets on the consolidated balance sheet if in a gain position, and in accounts payable and accrued expenses if in a loss position, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. See "Note 5. Borrowed Funds" for additional information. The estimated fair values of the interest rates swaps are obtained from the counterparty and are determined by a discounted cash flow analysis using observable market-based inputs. On a quarterly basis, management corroborates the estimated fair values by internally calculating the estimated fair value using a discounted cash flow analysis with independent observable market-based inputs from a third party. No adjustments were made to the estimated fair values during the three months ended December 31, 2020 or during fiscal year 2020. (Level 2)

The following tables provide the level of valuation assumption used to determine the carrying value of the Company's financial instruments measured at fair value on a recurring basis at the dates presented. The Company did not have any Level 3 financial instruments measured at fair value on a recurring basis at December 31, 2020 or September 30, 2020.

	December 31, 2020
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$1,459,300	$—	$1,459,300	$—
GSE debentures	445,711	—	445,711	—
Municipal bonds	8,855	—	8,855	—
	$1,913,866	$—	$1,913,866	$—

Liabilities:
Interest rate swaps	$47,935	$—	$47,935	$—

	September 30, 2020
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$1,180,803	$—	$1,180,803	$—
GSE debentures	370,340	—	370,340	—
Municipal bonds	9,807	—	9,807	—
	$1,560,950	$—	$1,560,950	$—

Liabilities:
Interest rate swaps	$53,149	$—	$53,149	$—

The Company's significant Level 3 measurements that are measured on a non-recurring basis pertain to the Company's loans receivable and OREO. The following is a description of valuation methodologies used for significant financial instruments measured at fair value on a non-recurring basis. The significant unobservable inputs used in the determination of the fair value of assets classified as Level 3 have an inherent measurement uncertainty that, if changed, could result in higher or lower fair value measurements of these assets as of the reporting date.

Loans Receivable - With the adoption of CECL, collateral dependent assets are assets evaluated as part of the ACL on an individual basis. Those assets for which there is an associated ACL are considered financial assets measured at fair value on a non-recurring basis. Prior to the adoption of CECL, loans identified as impaired were considered financial assets measured at fair value on a non-recurring basis. The valuation method for collateral dependent assets and impaired loans is identical.

The fair value of collateral dependent loans/loans individually evaluated for loss on a non-recurring basis during the three months ended December 31, 2020 and 2019 that were still held in the portfolio as of December 31, 2020 and 2019 was $5.9 million and $3.9 million, respectively.

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

For commercial loans, if the most recent appraisal or book value of the collateral does not reflect current market conditions due to the passage of time and/or other factors, management will make adjustments to the existing appraised or book value based on knowledge of local market conditions, recent transactions, and estimated selling costs, if applicable. Adjustments to appraised or book values are generally based on assumptions not observable in the marketplace. The primary significant unobservable inputs for commercial loans individually evaluated during the three months ended December 31, 2020 and December 31, 2019 were downward adjustments to the book value of the collateral for lack of marketability. During the three months ended December 31, 2020, the adjustments ranged from 10% to 50%, with a weighted average of 26%. During the three months ended December 31, 2019, the adjustments ranged from 10% to 50%, with a weighted average of 18%. The basis utilized in calculating the weighted averages for these adjustments was the original unadjusted value of each collateral item.

Fair values of collateral dependent loans/loans individually evaluated for loss cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan and, as such, are classified as Level 3.

OREO - OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower of cost or fair value. The fair value for OREO is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value or listing price, except for the estimated sales costs noted above. The primary significant unobservable input for OREO was the appraisal or listing price. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property and, as such, are classified as Level 3. The fair value of OREO measured on a non-recurring basis during the three months ended December 31, 2020 and 2019 that was still held in the portfolio as of December 31, 2020 and 2019 was $30 thousand and $193 thousand, respectively. The carrying value of the properties equaled the fair value of the properties at December 31, 2020 and 2019.

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

The carrying amounts and estimated fair values of the Company's financial instruments by fair value hierarchy, at the dates presented, were as follows:

	December 31, 2020
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$168,032	$168,032	$168,032	$—	$—
AFS securities	1,913,866	1,913,866	—	1,913,866	—
Loans receivable	7,004,094	7,532,104	—	—	7,532,104
FHLB stock	84,693	84,693	84,693	—	—
Liabilities:
Deposits	6,410,842	6,475,389	3,392,685	3,082,704	—
Borrowings	1,734,275	1,783,034	—	1,783,034	—
Interest rate swaps	47,935	47,935	—	47,935	—

	September 30, 2020
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$185,148	$185,148	$185,148	$—	$—
AFS securities	1,560,950	1,560,950	—	1,560,950	—
Loans receivable	7,202,851	7,663,000	—	—	7,663,000
FHLB stock	93,862	93,862	93,862	—	—
Liabilities:
Deposits	6,191,408	6,259,080	3,170,164	3,088,916	—
Borrowings	1,789,313	1,840,605	—	1,840,605	—
Interest rate swaps	53,149	53,149	—	53,149	—

7. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the changes in the components of AOCI, net of tax, for the periods indicated.

	For the Three Months Ended December 31, 2020
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$23,728	$(40,233)	$(16,505)
Other comprehensive income (loss), before reclassifications	1,140	1,024	2,164
Amount reclassified from AOCI, net of taxes of $(959)	—	2,970	2,970
Other comprehensive income (loss)	1,140	3,994	5,134
Ending balance	$24,868	$(36,239)	$(11,371)

	For the Three Months Ended December 31, 2019
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$10,150	$(25,049)	$(14,899)
Other comprehensive income (loss), before reclassifications	(452)	4,715	4,263
Amount reclassified from AOCI, net of taxes of $(228)	—	709	709
Other comprehensive income (loss)	(452)	5,424	4,972
Ending balance	$9,698	$(19,625)	$(9,927)

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
•the expected synergies and other benefits from our acquisition activities;
•our ability to extend our commercial banking and trust asset management expertise;
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
•potential adverse impacts of the ongoing COVID-19 pandemic and any governmental or societal responses thereto on economic conditions in the Company's local market areas and other market areas where the Bank has lending relationships, on other aspects of the Company's business operations and on financial markets;
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

This list of important factors is not all inclusive. For a discussion of risks and uncertainties related to our business that could adversely impact our operations and/or financial results, see "Part I, Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2020 and Part II, Item 1A. Risk Factors within this Quarterly Report on Form 10-Q. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

As used in this Form 10-Q, unless we specify or the context indicates otherwise, "the Company," "we," "us," and "our" refer to Capitol Federal Financial, Inc. a Maryland corporation, and its subsidiaries. "Capitol Federal Savings," and "the Bank," refer to Capitol Federal Savings Bank, a federal savings bank and the wholly-owned subsidiary of Capitol Federal Financial, Inc.

The following discussion and analysis is intended to assist in understanding the financial condition, results of operations, liquidity, and capital resources of the Company. The Bank comprises almost all of the consolidated assets and liabilities of the Company and the Company is dependent primarily upon the performance of the Bank for the results of its operations. Because of this relationship, references to management actions, strategies and results of actions apply to both the Bank and the Company. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the SEC.

Executive Summary
The following summary should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations section in its entirety.

Management's Evolving Response to COVID-19

We continue to be confronted with a significant and unfamiliar degree of uncertainty as to how a COVID-19 resurgence may impact our customers, employees, and operations and how actions taken by governmental authorities and other third parties in response to a resurgence would impact our customers, employees, and operations. We will continue to monitor COVID-19 cases and will adjust operational plans as necessary. We will also continue to assist our customers as necessary during these uncertain times.

Impact on Market Interest Rates as a Result of the COVID-19 Pandemic and Company's Response

The FRB, in response to economic risks resulting from the COVID-19 pandemic, returned to a zero-interest rate policy in March 2020. This was after most broader market rates decreased significantly in response to evolving news about the COVID-19 pandemic. Many areas of consumer spending, not related to travel and entertainment, have rebounded in recent months. We adjusted our operations in response to the COVID-19 pandemic and continue to work with both our retail and commercial customers to help them manage their debt during this period of economic uncertainty. There is uncertainty about the longer lasting impact on local business as well as travel and entertainment resulting from the COVID-19 pandemic. This could cause a longer recovery time for all sectors of the economy and could make it challenging for sectors that have had better recoveries to maintain that recovery in the long run.

Since the onset of the COVID-19 pandemic, the Bank has lowered its offered rates on all retail deposit products except checking and savings accounts. Reducing rates on non-maturity deposits lowers the cost of deposits immediately, while the impact of reducing rates offered on our certificate of deposit products lowers the cost of deposits as certificates of deposit reprice to a lower rate when they mature and as new accounts are opened. We responded to lower market rates for lending by lowering rates offered on our loan products. Given current rates offered on new loans, increased prepayments on existing loans, and the volume of one- to four-family refinances and endorsements, the yield on the total loan portfolio is likely to continue to decrease. With significant cash inflows realized due to investment securities being called and prepayments on loans and MBS increasing, the current yields on reinvested funds into new securities are lower than existing portfolio yields.

We continue to respond to local market conditions regarding the loan and deposit rates we offer. Given the current level of the Company's total assets and the economic and interest rate environment, it is unlikely that the total loan portfolio will increase materially in the near future. As noted above, the Bank has lowered rates paid on money market accounts and certificate of deposit products. Despite this, since March 31, 2020, the Bank's retail deposits increased $408.3 million and business deposits increased $264.6 million. The Bank secured a new business deposit relationship during the prior fiscal year, which between March 31, 2020 and December 31, 2020 brought $206.4 million of new deposit balances. Because some of the deposits received from the new relationship are COVID-19-related payments, we do not expect the full balance of deposits received to be retained through fiscal year 2021. As retail certificates of deposit mature, not all are being renewed. Rather, customers are moving some of those funds to more liquid deposit options such as the Bank's retail money market accounts.

Considering the drastic changes in market rates and the ongoing economic uncertainty, our net interest margin could continue to decrease, with further downside risk as a result of high levels of prepayments and premium amortization on correspondent one- to four-family loans and MBS.

Summary of Results of Operation and Financial Condition

The Company recognized net income of $18.9 million, or $0.14 per share, for the quarter ended December 31, 2020 compared to net income of $22.5 million, or $0.16 per share, for the quarter ended December 31, 2019. The decrease in net income was due primarily to a decrease in net interest income compared to the prior year quarter, partially offset by recording a negative provision for credit losses in the current quarter. Net interest income decreased $4.9 million, or 10.0%, from the prior year quarter to $43.8 million for the current quarter. The net interest margin decreased 26 basis points, from 2.18% for the prior year quarter to 1.92% for the current quarter. The decrease in the net interest margin was due mainly to a decrease in asset yields, along with a change in asset mix as cash flows from the loan portfolio have been used to purchase lower yielding securities, partially offset by a decrease in the cost of deposits and borrowings.

Total assets increased $119.7 million, or 1.3% from September 30, 2020 to December 31, 2020, due mainly to an increase in securities, partially offset by a decrease in loans receivable. Securities were purchased with cash flows from the loan portfolio and growth in the deposit portfolio.

Total loans decreased $198.8 million from September 30, 2020 to December 31, 2020. The decrease was primarily in the one- to four-family correspondent loans and commercial loans. During the current quarter, the Bank originated and refinanced $329.6 million of one- to four-family and consumer loans with a weighted average rate of 2.76% and purchased $105.8 million of one- to four-family loans from correspondent lenders with a weighted average rate of 2.85%. The Bank also originated $38.1 million of commercial loans with a weighted average rate of 3.77% and entered into commercial real estate loan participations of $60.0 million at a weighted average rate of 4.00%. The commercial loan portfolio totaled $763.9 million at December 31, 2020 and was composed of 80% commercial real estate, 9% commercial and industrial, and 11% commercial construction. Total commercial real estate and commercial construction potential exposure, including undisbursed amounts and outstanding commitments totaling $275.9 million, was $970.4 million at December 31, 2020. Total commercial and industrial potential exposure, including undisbursed amounts and outstanding commitments of $22.2 million, was $91.6 million at December 31, 2020.

Total securities increased $352.9 million, or 22.6%, from September 30, 2020 to December 31, 2020, including a $278.5 million increase in MBS and a $74.4 million increase in investment securities. The increase was due primarily to cash flows from the loan portfolio being reinvested into the securities portfolio.

Total deposits increased $219.4 million, or 3.5%, from September 30, 2020 to December 31, 2020. The increase was in non-maturity deposits, which increased $222.5 million, including a $131.1 million increase in checking accounts, a $69.6 million increase in money market accounts, and a $21.8 million increase in savings accounts. Retail/business certificates of deposit increased $11.5 million during the quarter, offset by a $14.6 million decrease in public unit certificates of deposit.

Total borrowings at December 31, 2020 were $1.73 billion, a decrease of $55.0 million, or 3.0%, from September 30, 2020. The decrease was due to not renewing borrowings that matured during the current quarter. Cash flows from the deposit portfolio were used to pay off maturing borrowings.

Stockholders' equity was $1.28 billion at both December 31, 2020 and September 30, 2020. During the quarter, the Company paid cash dividends totaling $29.1 million and repurchased common stock totaling $1.5 million, partially offset by net income of $18.9 million. The cash dividends paid during the current quarter totaled $0.215 per share and consisted of a $0.13 per share cash true-up dividend related to fiscal year 2020 earnings and a regular quarterly cash dividend of $0.085 per share. On January 26, 2021, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $11.5 million, payable on February 19, 2021 to stockholders of record as of the close of business on February 5, 2021. In the long run, management considers the Bank's equity to total assets ratio of at least 10% an appropriate level of capital. At December 31, 2020, this ratio was 12.2%.

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

Critical Accounting Policies

Our most critical accounting policies are the methodologies used to determine the ACL and reserve for off-balance sheet credit exposures and fair value measurements.  These policies are important to the presentation of our financial condition and results of operations, involve a high degree of complexity, and require management to make difficult and subjective judgments that may require assumptions or estimates about highly uncertain matters.  The use of different judgments, assumptions, and estimates could affect reported results materially.  These critical accounting policies and their application are reviewed at least annually by our audit committee. The following is a description of our critical accounting policies and an explanation of the methods and assumptions underlying their application.

Allowance for Credit Losses and Reserve for Off-Balance Sheet Credit Exposures. The ACL is a valuation amount that is deducted from the amortized cost basis of loans and represents management's current expectations of total expected credit losses included in the Company's loan portfolio as of the balance sheet date. The reserve for off-balance sheet credit exposures represents expected credit losses on unfunded portions of existing loans and commitments to originate or purchase loans that are not unconditionally cancellable by the Company. The reserve for off-balance sheet credit exposures is reported as a liability and is presented in accounts payable and accrued expenses on the consolidated balance sheet. The ACL and reserve for off-balance sheet credit exposures is maintained through provisions for credit losses which are either charged or credited to income.

The methodology for determining the ACL is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in forecasted macroeconomic conditions that could result in fluctuations in the amount of the recorded ACL. The reserve for off-balance sheet credit exposures is calculated using the same methodology as the ACL; however, the estimate of credit risk for off-balance sheet credit exposures takes into consideration the likelihood that funding of the commitment will occur.
Each quarter end, the Company prepares an ACL model to calculate expected credit losses. The Company aggregates loans into pools in the ACL model based on similar risk characteristics. Loans that do not share similar risk characteristics are evaluated on an individual basis and are not included in the ACL model. The key assumptions in the Company's ACL model include the economic forecast, the forecast and reversion to mean time periods, and prepayment and curtailment assumptions. Using all of these inputs and assumptions, the ACL model generates aggregated estimated cash flows for the time period that remains for each loan's contractual life. The cash flows are discounted back to the reporting date using each loan's effective yield, to arrive at the present value of future cash flows. Each loan pool's ACL is equal to the aggregate shortage, if any, of the present value of the future cash flows compared to the amortized cost basis of the loan pool.

Management considers qualitative factors such as changes in the loan portfolio composition and credit concentrations, changes in lending policies and procedures and underwriting standards, changes in the balances and/or trends in asset quality and or loan credit performance, and/or other external factors such as significant unique events or conditions when evaluating the adequacy of the ACL and reserve for off-balance sheet credit exposures calculated by the ACL model. Management may increase or decrease the ACL and reserve for off-balance sheet credit exposures based on the evaluation of the qualitative factors.

See "Allowance for Credit Losses" and "Reserve for Off-Balance Sheet Credit Exposures" within "Note 1. Summary of Significant Accounting Policies" above for additional information.

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

The Company's AFS securities are measured at fair value on a recurring basis.  Changes in the fair value of AFS securities, not related to credit loss, are recorded, net of tax, as AOCI in stockholders' equity.  The Company primarily uses prices obtained from third-party pricing services to determine the fair value of its AFS securities. Various modeling techniques are used to determine pricing for the Company's securities, including option pricing, discounted cash flow models, and similar techniques. The inputs to these models may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.  All AFS securities are classified as Level 2.

The Company's interest rate swaps are measured at fair value on a recurring basis. The estimated fair value of the interest rate swaps are obtained from the counterparty and are determined by a discounted cash flow analysis using observable market-based inputs. Changes in the fair value of the interest rate swaps are recorded, net of tax, as AOCI in stockholders' equity. The Company did not have any other financial instruments that were measured at fair value on a recurring basis at December 31, 2020 and September 30, 2020.

Financial Condition
The following table presents selected balance sheet information as of the dates indicated.

	December 31,	September 30,	June 30,	March 31,	December 31,
	2020	2020	2020	2020	2019
	(Dollars in thousands)
Total assets	$9,606,964	$9,487,218	$9,558,814	$9,371,193	$9,236,572
Cash and cash equivalents	168,032	185,148	396,219	118,374	70,703
AFS securities	1,913,866	1,560,950	1,220,054	1,236,037	1,229,587
Loans receivable, net	7,004,094	7,202,851	7,388,090	7,476,805	7,429,207
FHLB stock, at cost	84,693	93,862	102,782	101,575	99,861
Deposits	6,410,842	6,191,408	6,069,684	5,774,619	5,585,851
Borrowings	1,734,275	1,789,313	1,989,089	2,115,869	2,189,991
Stockholders' equity	1,276,548	1,284,859	1,300,520	1,287,793	1,306,594
Equity to total assets at end of period	13.3%	13.5%	13.6%	13.7%	14.1%

Loans Receivable. The following table presents the balance and weighted average rate of our loan portfolio as of the dates indicated.

	December 31, 2020		September 30, 2020
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
One- to four-family:
Originated	$3,946,073	3.39%	$3,937,310	3.50%
Correspondent purchased	1,974,086	3.40	2,101,082	3.49
Bulk purchased	199,673	2.24	208,427	2.41
Construction	32,871	3.22	34,593	3.30
Total	6,152,703	3.36	6,281,412	3.46
Commercial:
Commercial real estate	609,936	4.23	626,588	4.29
Commercial and industrial	69,378	3.41	97,614	2.79
Construction	84,564	3.89	105,458	4.04
Total	763,878	4.12	829,660	4.08
Consumer loans:
Home equity	97,717	4.64	103,838	4.66
Other	9,328	4.40	10,086	4.40
Total	107,045	4.62	113,924	4.64
Total loans receivable	7,023,626	3.46	7,224,996	3.55

Less:
ACL	26,125		31,527
Discounts/unearned loan fees	28,825		29,190
Premiums/deferred costs	(35,418)		(38,572)
Total loans receivable, net	$7,004,094		$7,202,851

Loan Activity - The following tables summarize activity in the loan portfolio, along with weighted average rates where applicable, for the periods indicated, excluding changes in ACL, discounts/unearned loan fees, and premiums/deferred costs. Loans that were paid off as a result of refinances are included in repayments. Loan endorsements are not included in the activity in the following table because a new loan is not generated at the time of the endorsement. The endorsed balance and rate are included in the ending loan portfolio balance and rate. During the current year-to-date period, the Bank endorsed $285.2 million of one- to four-family loans, reducing the average rate on those loans by 87 basis points. Commercial loan renewals are not included in the activity in the following table unless new funds are disbursed at the time of renewal. The renewal balance and rate are included in the ending loan portfolio balance and rate.

	For the Three Months Ended
	December 31, 2020		September 30, 2020		June 30, 2020		March 31, 2020
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$7,224,996	3.55%	$7,407,442	3.64%	$7,493,280	3.74%	$7,424,834	3.77%
Originated and refinanced:
Fixed	318,690	2.75	265,424	2.98	277,904	2.83	172,891	3.44
Adjustable	48,946	3.60	44,625	3.68	60,626	3.75	55,946	4.11
Purchased and participations:
Fixed	100,518	2.86	61,435	3.07	131,739	3.28	125,612	3.46
Adjustable	65,315	3.89	4,396	2.76	62,510	3.76	18,985	2.96
Change in undisbursed loan funds	(70,323)		13,898		(32,202)		24,049
Repayments	(664,055)		(572,536)		(586,434)		(328,644)
Principal (charge-offs)/recoveries, net	(464)		312		19		(314)
Other	3		—		—		(79)
Ending balance	$7,023,626	3.46	$7,224,996	3.55	$7,407,442	3.64	$7,493,280	3.74

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

	For the Three Months Ended
	December 31, 2020			December 31, 2019
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family:(1)
<= 15 years	$133,990	2.36%	25.1%	$84,504	2.98%	19.8%
> 15 years	230,175	2.93	43.1	210,470	3.59	49.4
One- to four-family construction	34,021	2.76	6.4	11,131	3.40	2.6
Commercial:
Commercial real estate	10,127	3.60	1.9	9,400	5.12	2.2
Commercial and industrial	5,444	3.57	1.0	4,047	4.09	1.0
Commercial construction	4,043	3.89	0.8	34,731	4.69	8.2
Home equity	473	5.44	0.1	1,363	5.91	0.3
Other	935	5.27	0.2	1,165	5.58	0.3
Total fixed-rate	419,208	2.77	78.6	356,811	3.60	83.8

Adjustable-rate:
One- to four-family:(2)
<= 36 months	252	2.38	—	2,098	2.86	0.5
> 36 months	18,732	2.60	3.5	31,209	3.06	7.3
One- to four-family construction	2,709	2.70	0.5	5,990	3.04	1.4
Commercial:
Commercial real estate	16,978	3.88	3.2	9,175	4.89	2.2
Commercial and industrial	1,138	4.05	0.2	2,525	5.15	0.6
Commercial construction	60,337	4.00	11.3	979	5.54	0.2
Home equity	13,790	4.40	2.6	16,283	5.73	3.8
Other	325	2.70	0.1	668	4.14	0.2
Total adjustable-rate	114,261	3.76	21.4	68,927	4.05	16.2

Total originated, refinanced and purchased	$533,469	2.99	100.0%	$425,738	3.68	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$100,518	2.86		$94,692	3.50
Participations - commercial	—	—		28,426	4.65
Total fixed-rate purchased/participations	100,518	2.86		123,118	3.77

Adjustable-rate:
Correspondent - one- to four-family	5,315	2.66		13,801	3.06
Participations - commercial	60,000	4.00		—	—
Total adjustable-rate purchased/participations	65,315	3.89		13,801	3.06
Total purchased/participation loans	$165,833	3.26		$136,919	3.70

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

One- to Four-Family Loans - The following table presents, for our portfolio of one- to four-family loans, the amount, percent of total, weighted average credit score, weighted average LTV ratio, and average balance per loan as of the dates presented. Credit scores are updated at least annually, with the latest update in December 2020, from a nationally recognized consumer rating agency. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

	December 31, 2020					September 30, 2020
		% of	Credit		Average		% of	Credit		Average
	Amount	Total	Score	LTV	Balance	Amount	Total	Score	LTV	Balance
	(Dollars in thousands)
Originated	$3,946,073	64.5%	770	62%	$147	$3,937,310	63.0%	771	62%	$145
Correspondent purchased	1,974,086	32.2	764	64	380	2,101,082	33.6	765	64	379
Bulk purchased	199,673	3.3	770	59	301	208,427	3.4	767	60	300
	$6,119,832	100.0%	768	62	187	$6,246,819	100.0%	768	63	187

The following tables present originated, refinanced, and correspondent purchased activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average LTVs and weighted average credit scores for the periods indicated. Included in the "Refinanced by Bank customers" line item are correspondent loans that were refinanced with the Bank. Of the loans originated during the current quarter, $101.5 million were refinanced from other lenders.

	For the Three Months Ended
	December 31, 2020			December 31, 2019
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$221,196	71%	768	$172,386	74%	768
Refinanced by Bank customers	92,850	64	769	64,523	68	761
Correspondent purchased	105,833	69	776	108,493	72	767
	$419,879	69	770	$345,402	72	766

The following table presents the amount, percent of total, and weighted average rate, by state, of one- to four-family loan originations and correspondent purchases where originations and purchases in the state exceeded five percent of the total amount originated and purchased during the current quarter.

	For the Three Months Ended
	December 31, 2020
State	Amount	% of Total	Rate
	(Dollars in thousands)
Kansas	$264,680	63.0%	2.69%
Missouri	78,150	18.6	2.69
Texas	24,302	5.8	2.87
Other states	52,747	12.6	2.84
	$419,879	100.0%	2.72

As of December 31, 2020, there were $14.2 million of one- to-four family loans with COVID-19 loan modifications that were still in their deferral period. There was $218.3 million of one- to four-family loans with COVID-19 loan modifications that were out of their deferral period by December 31, 2020. Of the COVID-19 loan modifications that had completed the deferral period by December 31, 2020, $4.3 million were 30 to 89 days delinquent and $1.5 million were 90 or more days delinquent as of December 31, 2020.

One- to Four-Family Loan Commitments - The following table summarizes our one- to four-family loan origination and refinance commitments and one- to four-family correspondent loan purchase commitments as of December 31, 2020, along with associated weighted average rates. Loan commitments generally have fixed expiration dates or other termination clauses and may require the payment of a rate lock fee. It is expected that some of the loan commitments will expire unfunded, so the amounts reflected in the table below are not necessarily indicative of our future cash needs.

	Fixed-Rate
	15 years	More than	Adjustable-	Total
	or less	15 years	Rate	Amount	Rate
	(Dollars in thousands)
Originate/refinance	$40,270	$58,716	$8,301	$107,287	2.74%
Correspondent	27,737	84,768	9,236	121,741	2.69
	$68,007	$143,484	$17,537	$229,028	2.72

Rate	2.35%	2.91%	2.56%

Commercial Loans - During the current quarter, the Bank originated $38.1 million of commercial loans and entered into commercial real estate loan participations totaling $60.0 million. The Bank also processed commercial loan disbursements, excluding lines of credit, of approximately $45.4 million at a weighted average rate of 3.99%. Early during the current quarter, two large participation loans totaling $57.3 million, with a weighted average rate of 3.93%, were paid off. Additionally, during the current quarter $25.5 million of PPP loans were paid off, primarily by the U.S. Small Business Administration ("SBA") following completion of the loan forgiveness process.

The following table presents the Bank's commercial real estate and commercial construction loans and loan commitments by type of primary collateral, as of December 31, 2020. Because the commitments to pay out undisbursed funds are not cancellable by the Bank, unless the loan is in default, we anticipate fully funding the related project.

		Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Count	Principal	Amount	Amount	Commitments	Total	Total
		(Dollars in thousands)
Senior housing	25	$175,348	$29,801	$205,149	$35,500	$240,649	24.8%
Hotel	9	132,194	46,717	178,911	—	178,911	18.4
Retail building	131	126,963	12,023	138,986	15,113	154,099	15.9
Office building	101	59,008	63,566	122,574	556	123,130	12.7
Multi-family	42	67,792	17,418	85,210	25,052	110,262	11.4
One- to four-family property	380	60,037	4,749	64,786	944	65,730	6.8
Single use building	22	43,069	5,095	48,164	14,155	62,319	6.4
Other	95	30,089	3,469	33,558	1,709	35,267	3.6
	805	$694,500	$182,838	$877,338	$93,029	$970,367	100.0%

Weighted average rate		4.19%	4.06%	4.16%	3.81%	4.13%

The following table summarizes the Bank's commercial real estate and commercial construction loans and loan commitments by state as of December 31, 2020.

		Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Count	Principal	Amount	Amount	Commitments	Total	Total
		(Dollars in thousands)
Kansas	624	$287,371	$21,118	$308,489	$52,120	$360,609	37.2%
Texas	11	121,514	108,930	230,444	31,777	262,221	27.0
Missouri	146	181,235	45,025	226,260	7,632	233,892	24.1
Nebraska	6	33,745	16	33,761	—	33,761	3.5
Kentucky	1	25,559	—	25,559	—	25,559	2.6
California	3	5,810	4,300	10,110	1,500	11,610	1.2
Other	14	39,266	3,449	42,715	—	42,715	4.4
	805	$694,500	$182,838	$877,338	$93,029	$970,367	100.0%

The following table presents the Bank's commercial and industrial loans and loan commitments by business purpose, as of December 31, 2020. Included in the working capital loan category are $17.3 million of PPP loans.

		Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Count	Principal	Amount	Amount	Commitments	Total	Total
		(Dollars in thousands)
Working capital	569	$28,694	$15,474	$44,168	$200	$44,368	48.4%
Equipment	124	13,737	302	14,039	2,715	16,754	18.3
Purchase/lease autos	201	11,962	19	11,981	669	12,650	13.8
Business investment	67	10,232	50	10,282	245	10,527	11.5
Other	22	4,753	2,538	7,291	—	7,291	8.0
	983	$69,378	$18,383	$87,761	$3,829	$91,590	100.0%

The following table presents the Bank's commercial loan portfolio and outstanding loan commitments, categorized by gross loan amount (unpaid principal plus undisbursed amounts) or outstanding loan commitment amount, as of December 31, 2020.

	Count	Amount
	(Dollars in thousands)
Greater than $30 million	4	$185,500
>$15 to $30 million	13	308,014
>$10 to $15 million	4	45,795
>$5 to $10 million	15	94,788
$1 to $5 million	104	225,597
Less than $1 million	1,648	202,263
	1,788	$1,061,957

The Bank's commercial lending team continues to proactively work with our commercial customers as the COVID-19 pandemic continues to present challenging operating conditions. As of December 31, 2020, there were commercial loans with a gross balance, including undisbursed amounts, totaling $75.1 million with COVID-19 loan modifications that were still in their deferral period, which includes one loan with a $50.0 million balance. Approximately 88% of the commercial loan balance with COVID-19 loan modifications during fiscal year 2020 was either out of the deferral period or paid off as of December 31, 2020. Of the loans that had completed the deferral period by December 31, 2020, one loan for $340 thousand was 30 to 89 days delinquent and none were 90 or more days delinquent as of December 31, 2020.

Asset Quality. The Bank's traditional one- to four-family underwriting guidelines have provided the Bank with generally low delinquencies and low levels of non-performing assets within this loan category compared to national levels. Of particular importance is the complete and full documentation required for each loan the Bank originates, participates in or purchases. This allows the Bank to make an informed credit decision based upon a thorough assessment of the borrower's ability to repay the loan. The Bank performs more extensive due diligence when underwriting commercial loans than loans secured by one- to four-family residential properties due to the larger loan amounts, the more complex sources of repayment and the riskier nature of such loans. When participating in a commercial loan, the Bank performs the same underwriting procedures as if the loan was being originated by the Bank. See additional discussion regarding underwriting standards in "Part I, Item 1. Business - Lending Practices and Underwriting Standards" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Delinquent and non-performing loans and OREO - The following table presents the Company's 30 to 89 day delinquent loans at the dates indicated. Loans subject to payment forbearance under the Bank's COVID-19 loan modification program are not reported as delinquent during the forbearance time period. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs. Of the loans 30 to 89 days delinquent at December 31, 2020, approximately 76% were 59 days or less delinquent.

	Loans Delinquent for 30 to 89 Days at:
	December 31,		September 30,		June 30,		March 31,		December 31,
	2020		2020		2020		2020		2019
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	62	$5,844	42	$3,012	57	$5,085	92	$8,360	96	$9,004
Correspondent purchased	13	4,694	8	3,123	10	2,919	13	4,531	13	4,117
Bulk purchased	9	1,750	12	2,532	19	4,536	12	2,914	14	3,307
Commercial	8	1,047	2	45	9	1,543	7	1,555	7	1,192
Consumer	30	515	26	398	21	431	43	628	40	488
	122	$13,850	90	$9,110	116	$14,514	167	$17,988	170	$18,108

Loans 30 to 89 days delinquent
to total loans receivable, net		0.20%		0.13%		0.20%		0.24%		0.24%

The table below presents the Company's non-performing loans and OREO at the dates indicated. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs. Non-performing loans are loans that are 90 or more days delinquent or in foreclosure and other loans required to be reported as nonaccrual pursuant to accounting and/or regulatory reporting requirements and/or internal policies, even if the loans are current. At all dates presented, there were no loans 90 or more days delinquent that were still accruing interest. Non-performing assets include non-performing loans and OREO. OREO primarily includes assets acquired in settlement of loans. Over the past 12 months, one- to four-family OREO properties acquired in settlement of one- to four-family loans were owned by the Bank, on average, for approximately four months before the properties were sold. In late March 2020, the Bank suspended the initiation of foreclosure proceedings for owner-occupied one- to four-family loans.

	Non-Performing Loans and OREO at:
	December 31,		September 30,		June 30,		March 31,		December 31,
	2020		2020		2020		2020		2019
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	51	$4,370	51	$4,362	47	$4,026	53	$4,517	44	$3,552
Correspondent purchased	9	3,371	6	2,397	7	2,740	4	1,342	4	1,376
Bulk purchased	13	3,724	12	2,903	3	1,291	1	630	2	689
Commercial	5	820	5	1,360	4	709	4	716	—	—
Consumer	26	473	14	304	23	278	17	326	20	340
	104	12,758	88	11,326	84	9,044	79	7,531	70	5,957

Loans 90 or more days delinquent or in foreclosure
as a percentage of total loans		0.18%		0.16%		0.12%		0.10%		0.08%

Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	9	$968	9	$691	14	$1,132	13	$811	11	$634
Correspondent purchased	—	—	—	—	—	—	1	189	—	—
Bulk purchased	—	—	—	—	—	—	1	134	1	134
Commercial	3	411	3	464	1	6	2	129	6	363
Consumer	1	9	1	9	1	33	2	43	—	—
	13	1,388	13	1,164	16	1,171	19	1,306	18	1,131
Total non-performing loans	117	14,146	101	12,490	100	10,215	98	8,837	88	7,088

Non-performing loans as a percentage of total loans		0.20%		0.17%		0.14%		0.12%		0.10%

OREO:
One- to four-family:
Originated(2)	3	$129	4	$183	4	$183	5	$187	8	$414
Consumer	—	—	—	—	—	—	—	—	1	98
	3	129	4	183	4	183	5	187	9	512
Total non-performing assets	120	$14,275	105	$12,673	104	$10,398	103	$9,024	97	$7,600

Non-performing assets as a percentage of total assets		0.15%		0.13%		0.11%		0.10%		0.08%

(1)Includes loans required to be reported as nonaccrual pursuant to accounting and/or regulatory reporting requirements and/or internal policies, even if the loans are current.
(2)Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

The following table presents the states where the properties securing five percent or more of the total amount of our one- to four-family loans are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at December 31, 2020. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. At December 31, 2020, potential losses, after taking into consideration anticipated private mortgage insurance proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,529,714	57.7%	$6,163	50.2%	$4,360	38.0%	66%
Missouri	1,057,808	17.3	1,075	8.7	1,318	11.5	55
Texas	651,048	10.6	2,389	19.4	1,440	12.6	55
Other states	881,262	14.4	2,661	21.7	4,347	37.9	56
	$6,119,832	100.0%	$12,288	100.0%	$11,465	100.0%	59

Classified loans - The following table presents loans classified as special mention or substandard at the dates presented. The increase in commercial special mention loans at December 31, 2020 compared to September 30, 2020 was due mainly to the addition of two commercial loans totaling $51.3 million for which the borrowers have been impacted by the COVID-19 pandemic. Both of these loans were subject to COVID-19 loan modifications during fiscal year 2020 and have since resumed full payments. There are underlying economic conditions that management is monitoring in association with these loans resulting in the special mention classification during the current quarter.

	December 31, 2020		September 30, 2020		December 31, 2019
	Special Mention	Substandard	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family	$12,536	$27,607	$11,339	$25,630	$15,778	$25,376
Commercial	101,921	4,772	52,006	4,914	52,809	5,356
Consumer	257	726	332	589	375	683
	$114,714	$33,105	$63,677	$31,133	$68,962	$31,415

Allowance for Credit Losses and Reserve for Off-Balance Sheet Credit Exposures - As discussed previously, ASU 2016-13 became effective for the Company on October 1, 2020. This ASU replaced the incurred loss impairment methodology for calculating ACL under GAAP with a new impairment methodology, commonly known as the CECL methodology. The new methodology requires the Company to measure, at each reporting date, the expected credit losses for loans and loan commitments over their contractual lives based on historical experience, current conditions, and reasonable and supportable forecasts. Upon adoption of the ASU, the Company recorded a cumulative-effect adjustment to retained earnings of $2.3 million (net of tax of $739 thousand), which reduced the ACL by $4.8 million, to $26.8 million, and established a reserve for off-balance sheet credit exposures of $7.8 million, which is recorded in accounts payable and accrued expenses in the consolidated balance sheet. The Bank's off-balance sheet credit exposures are comprised of unfunded portions of existing loans and commitments to originate or purchase new loans that are not unconditionally cancellable by the Bank.

The Bank is utilizing a discounted cash flow approach for estimating expected credit losses for pooled loans and loan commitments. The credit loss estimate for off-balance sheet credit exposures also takes into consideration the likelihood that the commitment will fund. The economic indices used for the reasonable and supportable forecasted time period are the national unemployment rate, changes in commercial real estate price index, changes in home values, and changes in the United States gross domestic product. Management considers several economic forecast scenarios provided by a third party and selects the scenario believed to be the most appropriate considering the facts and circumstances at quarter end. Management also considers several qualitative factors. The qualitative factors account for items not included in historical loss rates, the macroeconomic forecast, and/or other model inputs/assumptions. Any changes to the ACL and reserves on off-balance sheet credit exposures are recorded through increases/decreases in the provision for credit losses on the consolidated statements of income.

The economic forecast scenario selected by management improved at December 31, 2020 compared to October 1, 2020 which resulted in a reduction in the ACL as calculated by the model. Due to the continued economic uncertainty regarding political party changes in U.S. government offices, the effectiveness of the latest federal stimulus package, potential additional economic stimulus from the federal government, increasing COVID-19 cases, limited vaccine distribution as of December 31, 2020, and an increase in commercial special mention loan balances, management applied qualitative factors to account for those uncertainties which mostly offset the reduction in the ACL due to the improvement of the economic forecasts. Management will continue to closely monitor economic conditions and will work with borrowers as necessary to assist them through this challenging economic climate. If economic conditions worsen or do not improve in the near term, if COVID-19 cases continue to increase and the vaccine distribution and adoption is more limited than anticipated, or if future government programs, if any, do not provide adequate relief to businesses and individuals, it is possible the Bank's ACL and reserve for off-balance sheet credit exposures will need to increase in future periods.

The following table presents a summary of changes in ACL and reserve for off-balance sheet credit exposures occurring during the quarter ended December 31, 2020.

	ACL	Reserve for off-balance sheet credit exposures	ACL and Reserve for off-balance sheet credit exposures
	(Dollars in thousands)
Balance at September 30, 2020	$31,527	$—	$31,527
Adoption of CECL	(4,761)	7,788	3,027
Balance at October 1, 2020	26,766	7,788	34,554
For the quarter ended December 31, 2020:
Charge-offs	(532)	—	(532)
Recoveries	68	—	68
Net charge-offs	(464)	—	(464)
Provision for credit losses	(177)	(1,355)	(1,532)
Balance at December 31, 2020	$26,125	$6,433	$32,558

The negative provision for credit losses related to the ACL was primarily due to a reduction in the correspondent one-to four-family loan portfolio during the current quarter. It was partially offset by an increase in the commercial loan ACL due to an increase in special mention loans during the current quarter. The commercial loan portfolio balance decreased during the current quarter, but due to the increase in commercial special mention loans, any reduction in ACL associated with the decrease in the commercial loan portfolio balance was offset by the ACL related to the higher balance of special mention loans at December 31, 2020.

The negative provision for credit losses related to the reserve for off-balance sheet credit exposures was a result of the improvement in the economic forecast since October 1, 2020, after taking into consideration the fact these loans are being underwritten during a challenging economic environment and are still meeting/exceeding the Bank's conservative underwriting requirements. The balance of off-balance sheet credit exposures increased during the current quarter, but the improvement in the economic forecast as of December 31, 2020 more than offset the impact of the increase in the balance. The gross balance of off-balance sheet credit exposures was $838.0 million as of December 31, 2020 and $688.0 million as of October 1, 2020.

The following tables present ACL activity and related ratios at the dates and for the periods indicated. See "Note 4 - Loans Receivable and Allowance for Credit Losses" for additional information related to ACL activity by specific loan categories.

	For the Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
	(Dollars in thousands)
ACL beginning balance	$31,527	$31,215	$31,196	$9,435	$9,226
Adoption of CECL	(4,761)	—	—	—	—
Charge-offs	(532)	(15)	(5)	(375)	(48)
Recoveries	68	327	24	61	32
Provision for credit losses	(177)	—	—	22,075	225
ACL ending balance	$26,125	$31,527	$31,215	$31,196	$9,435

ACL to loans receivable at end of period	0.37%	0.44%	0.42%	0.42%	0.13%
ACL to non-performing loans at end of period	184.68	252.42	305.58	353.02	133.11
Ratio of net charge-offs (recoveries) during the
period to average loans outstanding	0.01	—	—	—	—
Ratio of net charge-offs (recoveries) during the
period to average non-performing assets	3.44	(2.70)	(0.20)	3.78	0.19
ACL to net charge-offs (annualized)	14.1x	N/M(1)	N/M(1)	24.9x	144.5x

(1)This ratio is not presented for the time periods noted due to loan recoveries exceeding loan charge-offs during these periods.

The distribution of our ACL at the dates indicated is summarized below. The October 1, 2020 column represents the ACL at the time the Company adopted ASU 2016-13. The decrease in the ACL on correspondent one- to four-family loans and commercial construction loans since October 1, 2020 was due primarily to a reduction in the loan balance during the current quarter. The increase in the ACL on commercial real estate loans since October 1, 2020 was due mainly to an increase in special mention loans during the current quarter.

	At
	December 31,	October 1,	September 30,	June 30,	March 31,	December 31,
	2020	2020	2020	2020	2020	2019
	(Dollars in thousands)
One- to four-family:
Originated	$1,516	$1,609	$6,044	$6,298	$6,420	$2,027
Correspondent purchased	1,758	2,324	2,691	3,189	3,355	1,200
Bulk purchased	852	903	467	506	557	612
Construction	22	25	41	48	47	20
Total	4,148	4,861	9,243	10,041	10,379	3,859
Commercial:
Commercial real estate	17,813	16,595	16,869	16,353	14,672	3,608
Commercial and industrial	553	559	1,451	1,465	1,489	710
Construction	3,341	4,452	3,480	2,886	4,167	1,100
Total	21,707	21,606	21,800	20,704	20,328	5,418
Consumer	270	299	484	470	489	158
Total	$26,125	$26,766	$31,527	$31,215	$31,196	$9,435

The ratio of ACL to loans receivable, by loan type, at the dates indicated is summarized below.

	At
	December 31,	October 1,	September 30,	June 30,	March 31,	December 31,
	2020	2020	2020	2020	2020	2019
One- to four-family:
Originated	0.04%	0.04%	0.15%	0.16%	0.16%	0.05%
Correspondent purchased	0.09	0.11	0.13	0.14	0.14	0.05
Bulk purchased	0.43	0.43	0.22	0.23	0.24	0.26
Construction	0.07	0.07	0.12	0.13	0.13	0.05
Total	0.07	0.08	0.15	0.16	0.16	0.06
Commercial:
Commercial real estate	2.92	2.65	2.69	2.62	2.51	0.62
Commercial and industrial	0.80	0.57	1.49	1.47	2.40	1.25
Construction	3.95	4.22	3.30	3.30	3.30	1.02
Total	2.84	2.60	2.63	2.55	2.63	0.72
Consumer	0.25	0.26	0.42	0.40	0.39	0.12
Total	0.37	0.37	0.44	0.42	0.42	0.13

The distribution of our reserve for off-balance sheet credit exposures at the dates indicated is summarized below. The October 1, 2020 column represents the reserve at the time the Company adopted ASU 2016-13. Prior to October 1, 2020, no such reserve had been recorded. The $1.4 million reduction in the reserve between October 1, 2020 and December 31, 2020 was recorded as a negative provision for credit losses during the current quarter.

	At
	December 31,	October 1,
	2020	2020
	(Dollars in thousands)
One- to four-family	$131	$144
Commercial	6,261	7,584
Consumer	41	60
	$6,433	$7,788

Securities. Securities increased $352.9 million, or 22.6%, from September 30, 2020 to December 31, 2020, including a $278.5 million increase in MBS and a $74.4 million increase in investment securities. The increase was due primarily to cash flows from the loan portfolio being reinvested into the securities portfolio. The weighted average yield on the securities portfolio decreased 22 basis points, from 1.62% at September 30, 2020 to 1.40% at December 31, 2020, due primarily to purchases at lower market yields. The following table presents the distribution of our securities portfolio, at amortized cost, at the dates indicated. Overall, fixed-rate securities comprised 91% of our securities portfolio at December 31, 2020. The weighted average life ("WAL") is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	December 31, 2020			September 30, 2020			December 31, 2019
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Fixed-rate securities:
MBS	$1,249,115	1.56%	4.1	$945,432	1.82%	3.7	$648,663	2.40%	2.8
GSE debentures	444,964	0.52	1.0	369,967	0.62	1.7	274,994	2.03	0.8
Municipal bonds	8,792	1.66	0.5	9,716	1.69	0.7	17,050	1.60	0.9
Total fixed-rate securities	1,702,871	1.29	3.3	1,325,115	1.49	3.1	940,707	2.28	2.2

Adjustable-rate securities:
MBS	178,101	2.44	3.3	204,490	2.49	2.9	276,069	3.09	4.3
Total securities portfolio	$1,880,972	1.40	3.3	$1,529,605	1.62	3.1	$1,216,776	2.46	2.7

The following table presents the carrying value of MBS in our portfolio by issuer at the dates presented.

	December 31, 2020	September 30, 2020	December 31, 2019
	(Dollars in thousands)
FNMA	$938,387	$809,232	$681,383
FHLMC	482,173	327,167	192,821
GNMA	38,740	44,404	63,113
	$1,459,300	$1,180,803	$937,317

Mortgage-Backed Securities - The balance of MBS, which primarily consists of securities of U.S. GSEs, increased $278.5 million, from $1.18 billion at September 30, 2020, to $1.46 billion at December 31, 2020. The following table summarizes the activity in our portfolio of MBS for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented. The beginning and ending WALs are the estimated remaining principal repayment terms (in years) after three-month historical prepayment speeds have been applied.

	For the Three Months Ended
	December 31, 2020			September 30, 2020			June 30, 2020			March 31, 2020
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,180,803	1.94%	3.5	$982,587	2.35%	3.3	$973,318	2.50%	3.6	$937,317	2.61%	3.3
Maturities and repayments	(101,496)			(95,842)			(75,293)			(65,767)
Net amortization of (premiums)/discounts	(1,003)			(608)			(363)			(279)
Purchases:
Fixed	379,793	1.04	5.4	297,024	1.06	5.9	77,455	1.29	5.0	88,863	1.80	4.5
Change in valuation on AFS securities	1,203			(2,358)			7,470			13,184
Ending balance - carrying value	$1,459,300	1.67	4.0	$1,180,803	1.94	3.5	$982,587	2.35	3.3	$973,318	2.50	3.6

Investment Securities - Investment securities, which consist of U.S. GSE debentures (primarily issued by FNMA, FHLMC, or Federal Home Loan Banks) and municipal investments, increased $74.4 million, from $380.1 million at September 30, 2020, to $454.6 million at December 31, 2020. Municipal investments totaled $8.8 million at December 31, 2020. The following table summarizes the activity of investment securities for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented. The beginning and ending WALs represent the estimated remaining principal repayment terms (in years) of the securities after projected call dates have been considered, based upon market rates at each date presented.

	For the Three Months Ended
	December 31, 2020			September 30, 2020			June 30, 2020			March 31, 2020
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$380,147	0.65%	1.7	$237,467	1.23%	0.8	$262,719	1.87%	0.3	$292,270	2.00%	0.8
Maturities, calls and sales	(50,900)			(102,115)			(125,000)			(80,125)
Net amortization of (premiums)/discounts	(14)			(54)			(80)			(49)
Purchases:
Fixed	124,987	0.48	3.2	244,975	0.51	3.2	99,990	0.58	1.2	50,097	1.42	0.4
Change in valuation on AFS securities	346			(126)			(162)			526
Ending balance - carrying value	$454,566	0.54	1.0	$380,147	0.65	1.7	$237,467	1.23	0.8	$262,719	1.87	0.3

Liabilities

Deposits - Total deposits increased $219.4 million, or 3.5%, from September 30, 2020 to December 31, 2020. The increase was in non-maturity deposits, which increased $222.5 million, including a $131.1 million increase in checking accounts, a $69.6 million increase in money market accounts, and a $21.8 million increase in savings accounts. Retail/business certificates of deposit increased $11.5 million during the quarter, offset by a $14.6 million decrease in public unit certificates of deposit. As retail certificates of deposit mature, not all are being renewed. Rather, customers are moving some of those funds to more liquid deposit options such as the Bank's retail money market accounts.

The following table presents the amount, weighted average rate and percent of total for the components of our deposit portfolio at the dates presented.

	December 31, 2020			September 30, 2020			December 31, 2019
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Non-interest-bearing checking	$494,375	—%	7.7%	$451,394	—%	7.3%	$368,311	—%	6.6%
Interest-bearing checking	953,927	0.08	14.9	865,782	0.10	14.0	745,436	0.08	13.3
Savings	455,633	0.06	7.1	433,808	0.06	7.0	358,817	0.09	6.4
Money market	1,488,749	0.31	23.2	1,419,180	0.37	22.9	1,192,972	0.69	21.4
Retail/business certificates of deposit	2,777,948	1.68	43.3	2,766,461	1.83	44.7	2,656,379	2.11	47.6
Public unit certificates of deposit	240,210	0.64	3.8	254,783	0.74	4.1	263,936	2.14	4.7
	$6,410,842	0.84	100.0%	$6,191,408	0.95	100.0%	$5,585,851	1.27	100.0%

The following tables set forth scheduled maturity information for our certificates of deposit, including public unit certificates of deposit, along with associated weighted average rates, as of December 31, 2020.

	Amount Due
		More than	More than
	1 year	1 year to	2 years to 3	More than	Total
Rate range	or less	2 years	years	3 years	Amount	Rate
	(Dollars in thousands)
0.00 – 0.99%	$635,809	$115,800	$35,879	$31,409	$818,897	0.54%
1.00 – 1.99%	607,355	293,640	76,179	164,873	1,142,047	1.63
2.00 – 2.99%	319,185	419,584	219,945	98,247	1,056,961	2.39
3.00 – 3.99%	—	—	253	—	253	3.00
	$1,562,349	$829,024	$332,256	$294,529	$3,018,158	1.60

Percent of total	51.8%	27.5%	11.0%	9.7%
Weighted average rate	1.31	1.91	2.06	1.74
Weighted average maturity (in years)	0.5	1.5	2.5	3.6	1.3
Weighted average maturity for the retail/business certificate of deposit portfolio (in years)					1.4

	Amount Due
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)
Retail/business certificates of deposit less than $100,000	$170,244	$192,528	$310,417	$819,935	$1,493,124
Retail/business certificates of deposit of $100,000 or more	144,816	174,244	338,850	626,914	1,284,824
Public unit certificates of deposit of $100,000 or more	77,551	70,688	83,011	8,960	240,210
	$392,611	$437,460	$732,278	$1,455,809	$3,018,158

Borrowings - Total borrowings at December 31, 2020 were $1.73 billion, a decrease of $55.0 million, or 3.0%, from September 30, 2020. The decrease was due to not renewing borrowings that matured during the current quarter. Cash flows from the deposit portfolio were used to pay off maturing borrowings.
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

	For the Three Months Ended
	December 31, 2020			September 30, 2020			June 30, 2020			March 31, 2020
		Effective			Effective			Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$1,790,000	2.31%	3.0	$1,990,000	2.29%	2.9	$2,090,000	2.25%	3.0	$2,090,000	2.37%	2.6
Maturities and prepayments:
FHLB advances	(350,000)	2.40		(440,000)	2.49		(200,000)	2.35		(415,000)	2.45
Repurchase agreements	—	—		(100,000)	2.53		—	—		—	—
New FHLB borrowings:
Fixed-rate	100,000	1.09	5.0	—	—	—	—	—	—	350,000	1.70	4.7
Interest rate swaps(1)	200,000	2.63	1.5	340,000	2.73	3.5	100,000	3.20	8.0	65,000	2.61	4.0
Ending balance	$1,740,000	2.26	3.0	$1,790,000	2.31	3.0	$1,990,000	2.29	2.9	$2,090,000	2.25	3.0

(1)Represents adjustable-rate FHLB advances for which the Bank has entered into interest rate swaps to hedge the variability in cash flows associated with the advances. The effective rate and WAM presented include the effect of the interest rate swaps.

Maturities - The following table presents the maturity of term borrowings which consist entirely of FHLB advances, along with associated weighted average contractual and effective rates as of December 31, 2020. Subsequent to December 31, 2020, the Bank prepaid a $100.0 million fixed-rate FHLB advance with a rate of 2.25% scheduled to mature in fiscal year 2022, and replaced this advance with a $100.0 million fixed-rate FHLB advance with a term of six years and an effective rate of 1.22%, which includes the impact of deferred prepayment penalties being recognized over the life of the new advance and which is not reflected in the table below.

	Term Borrowings Amount
Maturity by		Interest rate	Total	Contractual	Effective
Fiscal Year	Fixed-rate	swaps(1)	Amount	Rate	Rate(2)
	(Dollars in thousands)
2021	$150,000	$440,000	$590,000	0.77%	2.62%
2022	100,000	200,000	300,000	1.00	2.50
2023	300,000	—	300,000	1.70	1.81
2024	100,000	—	100,000	3.39	3.39
2025	250,000	—	250,000	1.82	1.94
2026	200,000	—	200,000	0.95	1.35
	$1,100,000	$640,000	$1,740,000	1.29	2.26

(1)Represents adjustable-rate FHLB advances for which the Bank has entered into interest rate swaps with a notional amount of $640.0 million to hedge the variability in cash flows associated with the advances. These advances are presented based on their contractual maturity dates and will be renewed periodically until the maturity or termination of the interest rate swaps. The expected WAL of the interest rate swaps was 3.2 years at December 31, 2020.
(2)The effective rate includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid.

The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail/business and public unit amounts, and term borrowings for the next four quarters as of December 31, 2020. The term borrowings amount of $150.0 million presented in the table below as maturing during the quarter ending March 31, 2021 matured in January 2021 and was not replaced.

	Retail/ Business		Public Unit		Term
Maturity by	Certificate	Repricing	Certificate	Repricing	Borrowings	Repricing		Repricing
Quarter End	Amount	Rate	Amount	Rate	Amount(1)	Rate	Total	Rate
	(Dollars in thousands)
March 31, 2021	$315,060	1.73%	$77,551	0.66%	$150,000	1.97%	$542,611	1.64%
June 30, 2021	366,772	1.43	70,688	0.36	—	—	437,460	1.26
September 30, 2021	308,089	1.38	53,451	0.87	75,000	2.99	436,540	1.59
December 31, 2021	341,178	1.22	29,560	0.52	100,000	3.12	470,738	1.58
	$1,331,099	1.44	$231,250	0.60	$325,000	2.56	$1,887,349	1.53

(1)The maturity date for FHLB advances tied to interest rate swaps is based on the maturity date of the related interest rate swap.

Stockholders' Equity. Stockholders' equity was $1.28 billion at both December 31, 2020 and September 30, 2020. During the quarter, the Company paid cash dividends totaling $29.1 million and repurchased common stock totaling $1.5 million, partially offset by net income of $18.9 million. The cash dividends paid during the current quarter totaled $0.215 per share and consisted of a $0.13 per share cash true-up dividend related to fiscal year 2020 earnings and a regular quarterly cash dividend of $0.085 per share. On January 26, 2021, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $11.5 million, payable on February 19, 2021 to stockholders of record as of the close of business on February 5, 2021. In the long run, management considers the Bank's equity to total assets ratio of at least 10% an appropriate level of capital. At December 31, 2020, this ratio was 12.2%.

At December 31, 2020, Capitol Federal Financial, Inc., at the holding company level, had $66.7 million on deposit at the Bank. For fiscal year 2021, it is currently the intent of the Board of Directors to continue the payout of 100% of the Company's earnings to the Company's stockholders. Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company.

There remains $44.7 million authorized under the existing stock repurchase plan for additional purchases of the Company's common stock. Shares may be repurchased from time to time based upon market conditions, available liquidity and other factors. This plan has no expiration date; however, the FRB's approval for the Company to repurchase shares extends through August 2021.

The Company works to find multiple ways to provide stockholder value. This has primarily been through the payment of cash dividends and stock buybacks. The Company has maintained a policy of paying out 100% of its earnings to stockholders in the form of quarterly cash dividends and an annual cash true-up dividend in December of each year. In order to provide additional stockholder value, the Company paid a True Blue Capitol cash dividend of $0.25 per share in June for six consecutive years ending in 2019. The Company paid the True Blue Capitol dividend primarily due to excess capital levels at the Company and Bank. The Company considers various business strategies and their impact on capital and asset measures on both a current and future basis, as well as regulatory capital levels and requirements, in determining the amount, if any, and timing of the True Blue dividend. Given the state of economic uncertainty and how that may play out with the credit risk exposure in the Bank's loan portfolio, the Company elected to defer the annual True Blue dividend in June 2020 and did not ask for a regulatory non-objection at that time to move capital from the Bank to the Company to pay that dividend. It is management's intention to ask for a regulatory non-objection at some point in the future and to pay this dividend when economic conditions are more certain.

The following table presents regular quarterly cash dividends and special cash dividends paid in calendar years 2021, 2020, and 2019. The amounts represent cash dividends paid during each period. For the quarter ending March 31, 2021, the amount presented represents the dividend payable on February 19, 2021 to stockholders of record as of the close of business on February 5, 2021.

	Calendar Year
	2021		2020		2019
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$11,518	$0.085	$11,733	$0.085	$11,700	$0.085
Quarter ended June 30	—	—	11,733	0.085	11,708	0.085
Quarter ended September 30	—	—	11,733	0.085	11,713	0.085
Quarter ended December 31	—	—	11,514	0.085	11,731	0.085
True-up dividends paid	—	—	17,614	0.130	46,932	0.340
True Blue dividends paid	—	—	—	—	34,446	0.250
Calendar year-to-date dividends paid	$11,518	$0.085	$64,327	$0.470	$128,230	$0.930

Operating Results
The following table presents selected income statement and other information for the quarters indicated.

	December 31,	September 30,	June 30,	March 31,	December 31,
	2020	2020	2020	2020	2019
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$60,694	$64,315	$66,652	$69,613	$69,914
MBS	5,710	5,425	5,616	5,866	6,102
FHLB stock	1,069	1,080	1,207	1,714	1,826
Investment securities	683	731	847	1,382	1,507
Cash and cash equivalents	51	55	59	380	687
Total interest and dividend income	68,207	71,606	74,381	78,955	80,036

Interest expense:
Deposits	14,067	15,299	16,533	17,804	17,962
Borrowings	10,327	10,624	11,561	12,483	13,377
Total interest expense	24,394	25,923	28,094	30,287	31,339

Net interest income	43,813	45,683	46,287	48,668	48,697

Provision for credit losses	(1,532)	—	—	22,075	225

Net interest income
(after provision for credit losses)	45,345	45,683	46,287	26,593	48,472

Non-interest income	5,070	4,985	4,439	4,671	5,504
Non-interest expense	27,067	27,176	26,164	26,164	26,500
Income tax expense	4,450	5,213	5,088	824	4,965
Net income	$18,898	$18,279	$19,474	$4,276	$22,511

Efficiency ratio	55.37%	53.64%	51.58%	49.05%	48.89%

Basic EPS	$0.14	$0.13	$0.14	$0.03	$0.16
Diluted EPS	0.14	0.13	0.14	0.03	0.16

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

	For the Three Months Ended
	December 31, 2020			September 30, 2020			December 31, 2019
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans	$6,220,204	$50,005	3.22%	$6,411,923	$53,858	3.36%	$6,543,298	$58,361	3.57%
Commercial loans	770,096	9,404	4.78	815,222	9,092	4.37	766,232	9,657	4.94
Consumer loans	110,048	1,285	4.65	115,247	1,365	4.71	130,253	1,896	5.77
Total loans receivable(1)	7,100,348	60,694	3.41	7,342,392	64,315	3.49	7,439,783	69,914	3.75
MBS(2)	1,302,074	5,710	1.75	1,027,875	5,425	2.11	933,448	6,102	2.61
Investment securities(2)(3)	431,493	683	0.63	309,118	731	0.95	284,587	1,507	2.12
FHLB stock	85,187	1,069	4.99	101,163	1,080	4.25	98,384	1,826	7.36
Cash and cash equivalents	201,468	51	0.10	217,475	55	0.10	162,126	687	1.66
Total interest-earning assets	9,120,570	68,207	2.98	8,998,023	71,606	3.17	8,918,328	80,036	3.58
Other non-interest-earning assets	453,422			466,789			427,858
Total assets	$9,573,992			$9,464,812			$9,346,186

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$1,360,864	223	0.07	$1,294,557	212	0.07	$1,085,818	170	0.06
Savings	442,906	68	0.06	426,798	70	0.07	357,674	79	0.09
Money market	1,474,720	1,184	0.32	1,362,042	1,252	0.37	1,173,545	2,063	0.70
Retail/business certificates	2,745,836	12,178	1.76	2,760,645	13,142	1.89	2,681,081	14,111	2.09
Wholesale certificates	251,634	414	0.66	267,967	623	0.92	275,941	1,539	2.21
Total deposits	6,275,960	14,067	0.89	6,112,009	15,299	1.00	5,574,059	17,962	1.28
Borrowings(4)	1,775,380	10,327	2.30	1,819,601	10,624	2.31	2,233,327	13,377	2.36
Total interest-bearing liabilities	8,051,340	24,394	1.20	7,931,610	25,923	1.30	7,807,386	31,339	1.59
Other non-interest-bearing liabilities	240,476			227,915			206,253
Stockholders' equity	1,282,176			1,305,287			1,332,547
Total liabilities and stockholders' equity	$9,573,992			$9,464,812			$9,346,186

Net interest income(5)		$43,813			$45,683			$48,697
Net interest rate spread(6)			1.78			1.87			1.99
Net interest-earning assets	$1,069,230			$1,066,413			$1,110,942
Net interest margin(7)			1.92			2.03			2.18
Ratio of interest-earning assets to interest-bearing liabilities			1.13x			1.13x			1.14x

Selected performance ratios:
Return on average assets (annualized)			0.79%			0.77%			0.96%
Return on average equity (annualized)			5.90			5.60			6.76
Average equity to average assets			13.39			13.79			14.26
Operating expense ratio(8)			1.13			1.15			1.13
Efficiency ratio(9)			55.37			53.64			48.89

(1)Balances are adjusted for unearned loan fees and deferred costs.  Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS securities are adjusted for unamortized purchase premiums or discounts.
(3)The average balance of investment securities includes an average balance of nontaxable securities of $9.1 million, $10.9 million and $17.3 million for the three months ended December 31, 2020, September 30, 2020 and December 31, 2019, respectively.
(4)The FHLB advance amounts and rates included in this line item include the effect of interest rate swaps and are net of deferred prepayment penalties.
(5)Net interest income represents the difference between interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income depends on the average balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.
(6)Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7)Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.
(8)The operating expense ratio represents annualized non-interest expense as a percentage of average assets.
(9)The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income.

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

	For the Three Months Ended
	December 31, 2020 vs. December 31, 2019			December 31, 2020 vs. September 30, 2020
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(3,016)	$(6,204)	$(9,220)	$(2,162)	$(1,459)	$(3,621)
MBS	1,977	(2,369)	(392)	1,297	(1,012)	285
Investment securities	546	(1,370)	(824)	238	(286)	(48)
FHLB stock	(221)	(536)	(757)	(185)	174	(11)
Cash and cash equivalents	134	(770)	(636)	(4)	—	(4)
Total interest-earning assets	(580)	(11,249)	(11,829)	(816)	(2,583)	(3,399)

Interest-bearing liabilities:
Checking	45	9	54	11	—	11
Savings	16	(27)	(11)	3	(5)	(2)
Money market	437	(1,317)	(880)	98	(166)	(68)
Certificates of deposit	211	(3,269)	(3,058)	(141)	(1,032)	(1,173)
Borrowings	(2,032)	(1,018)	(3,050)	(179)	(118)	(297)
Total interest-bearing liabilities	(1,323)	(5,622)	(6,945)	(208)	(1,321)	(1,529)

Net change in net interest income	$743	$(5,627)	$(4,884)	$(608)	$(1,262)	$(1,870)

Comparison of Operating Results for the Three Months Ended December 31, 2020 and 2019

The Company recognized net income of $18.9 million, or $0.14 per share, for the quarter ended December 31, 2020 compared to net income of $22.5 million, or $0.16 per share, for the quarter ended December 31, 2019. The decrease in net income was due primarily to a decrease in net interest income compared to the prior year quarter, partially offset by recording a negative provision for credit losses in the current quarter. Net interest income decreased $4.9 million, or 10.0%, from the prior year quarter to $43.8 million for the current quarter. The net interest margin decreased 26 basis points, from 2.18% for the prior year quarter to 1.92% for the current quarter. The decrease in the net interest margin was due mainly to a decrease in asset yields, along with a change in asset mix as cash flows from the loan portfolio have been used to purchase lower yielding securities, partially offset by a decrease in the cost of deposits and borrowings.

Interest and Dividend Income
The weighted average yield on total interest-earning assets decreased 60 basis points, from 3.58% for the prior year quarter to 2.98% for the current quarter, while the average balance of interest-earning assets increased $202.2 million. The decrease in the weighted average yield between periods was due primarily to a decrease in the loan portfolio yield, along with a change in asset mix as cash flows from the loan portfolio have been used to purchase lower yielding securities. The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2020	2019	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$60,694	$69,914	$(9,220)	(13.2)%
MBS	5,710	6,102	(392)	(6.4)
FHLB stock	1,069	1,826	(757)	(41.5)
Investment securities	683	1,507	(824)	(54.7)
Cash and cash equivalents	51	687	(636)	(92.6)
Total interest and dividend income	$68,207	$80,036	$(11,829)	(14.8)

The decrease in interest income on loans receivable was due mainly to a 34 basis point decrease in the weighted average yield on the portfolio, from 3.75% for the prior year quarter to 3.41% for the current quarter, primarily on correspondent loans related to higher premium amortization resulting from increases in payoff and endorsement activity, as well as adjustable-rate loans repricing to lower market rates, endorsements and refinances of one- to four-family originated loans to lower market rates, and the origination of new loans at lower market rates. Additionally, the average balance of the portfolio decreased $339.4 million compared to the prior year quarter. The majority of the decrease in the average balance of the loan portfolio between periods was due to a reduction in the correspondent one-to four-family loan portfolio as we suspended accepting new applications for these loans in mid-March 2020 to mid-June 2020. This was done to manage the influx of refinance requests from current customers in our local market areas during that time period while also managing changing Bank operations due to the COVID-19 pandemic.

The decrease in interest income on the MBS portfolio was due to an 86 basis point decrease in the weighted average yield to 1.75% in the current quarter as a result of new purchases at lower market yields and the repricing of existing adjustable-rate MBS to lower market yields, partially offset by a $368.6 million increase in the average balance of the portfolio.

The decrease in dividend income on FHLB stock was due mainly to a decrease in the dividend rate paid by FHLB, along with a decrease in the average balance of FHLB stock. The average balance decreased as the Bank did not replace certain maturing FHLB advances between periods, which reduced the amount of FHLB stock owned by the Bank per FHLB requirements.

The decrease in interest income on investment securities was due to a 149 basis point decrease in the weighted average yield to 0.63% for the current quarter as a result of new purchases at lower market yields, partially offset by a $146.9 million increase in the average balance of the portfolio.

The decrease in interest income on cash and cash equivalents was due to a decrease in the yield earned on cash held at the FRB of Kansas City, partially offset by a $39.3 million increase in the average balance.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities decreased 39 basis points, from 1.59% for the prior year quarter to 1.20% for the current quarter, while the average balance of interest-bearing liabilities increased $244.0 million. The increase in the average balance was primarily in checking, savings and money market accounts, partially offset by a decrease in borrowings. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2020	2019	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$14,067	$17,962	$(3,895)	(21.7)%
Borrowings	10,327	13,377	(3,050)	(22.8)
Total interest expense	$24,394	$31,339	$(6,945)	(22.2)

The decrease in interest expense on deposits was due mainly to a decrease in the weighted average rate paid on retail/business certificates of deposit, money market accounts, and wholesale certificates of deposit, which decreased by 33 basis points, 38 basis points, and 155 basis points, respectively. Since the onset of the COVID-19 pandemic, certificates of deposit have been gradually repricing down as they renew or are replaced at lower offered rates and rates on money market accounts have been lowered.

The decrease in interest expense on borrowings was due primarily to a $457.9 million decrease in the average balance, as certain maturing FHLB advances and repurchase agreements were not replaced and the Bank paid down its FHLB line of credit with funds generated from the deposit portfolio.
Provision for Credit Losses
For the quarter ended December 31, 2020, the Bank recorded a negative provision for credit losses of $1.5 million, compared to a $225 thousand provision for credit losses during the prior year quarter. The negative provision in the current quarter was composed of a $177 thousand decrease in the ACL for loans and a $1.4 million decrease in the reserve for off-balance sheet credit exposures. The $177 thousand decrease in the ACL for loans was due primarily to a reduction in the correspondent one- to four-family loan portfolio, partially offset by a slight increase in the ACL for commercial loans due to an increase in the balance of special mention loans during the current quarter. The $1.4 million reduction in the reserve for off-balance sheet credit exposures was due primarily to an improved economic forecast during the current quarter with consideration given to the current economic climate in which these loans are being underwritten. See "Financial Condition - Asset Quality" above for additional discussion regarding management's evaluation of the adequacy of the Bank's ACL and reserve for off-balance sheet credit exposures at December 31, 2020.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2020	2019	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$2,947	$3,062	$(115)	(3.8)%
Insurance commissions	638	691	(53)	(7.7)
Other non-interest income	1,485	1,751	(266)	(15.2)
Total non-interest income	$5,070	$5,504	$(434)	(7.9)

The decrease in other non-interest income was mainly the result of a decrease in income from BOLI compared to the prior year quarter due to a reduction in the yield and lower death benefit receipts between the two periods.

Subsequent to December 31, 2020, the Bank sold its Class B VISA shares and expects to recognize a gain of approximately $7 million during the March 31, 2021 quarter.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2020	2019	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$14,138	$13,471	$667	5.0%
Information technology and related expense	4,233	4,141	92	2.2
Occupancy, net	3,379	3,207	172	5.4
Regulatory and outside services	1,585	1,343	242	18.0
Advertising and promotional	838	1,410	(572)	(40.6)
Deposit and loan transaction costs	766	711	55	7.7
Federal insurance premium	621	—	621	N/A
Office supplies and related expense	424	519	(95)	(18.3)
Other non-interest expense	1,083	1,698	(615)	(36.2)
Total non-interest expense	$27,067	$26,500	$567	2.1

The increase in salaries and employee benefits was due primarily to an increase in loan commissions, an increase in full-time equivalent employees, and higher non-officer related bonuses paid in the current quarter. The increase in regulatory and outside services was due mainly to higher progress billings from our external auditors and other professional service fees. The decrease in advertising and promotional expenses was due mainly to the timing of campaigns. The increase in the federal insurance premium was due mainly to the Bank utilizing an assessment credit from the Federal Deposit Insurance Corporation ("FDIC") during the prior year quarter. The decrease in other non-interest expense was due primarily to a decrease in write-downs of OREO properties in the current quarter compared to the prior year quarter.

The Company's efficiency ratio was 55.37% for the current quarter compared to 48.89% for the prior year quarter. The change in the efficiency ratio was due to lower net interest income in the current quarter compared to the prior year quarter. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A higher value indicates that the financial institution is generating revenue with a proportionally higher level of expense, relative to the net interest margin.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2020	2019	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$23,348	$27,476	$(4,128)	(15.0)%
Income tax expense	4,450	4,965	(515)	(10.4)
Net income	$18,898	$22,511	$(3,613)	(16.0)

Effective Tax Rate	19.1%	18.1%
The decrease in income tax expense was due primarily to lower pretax income in the current quarter, partially offset by an increase in the effective tax rate. The effective tax rate was lower in the prior year due primarily to a discrete benefit recognized in the prior year quarter related to certain BOLI policies that were acquired in fiscal year 2018. Management anticipates the effective income tax rate for fiscal year 2021 will be approximately 21% to 22%.

Comparison of Operating Results for the Three Months Ended December 31, 2020 and September 30, 2020

For the quarter ended December 31, 2020, the Company recognized net income of $18.9 million, or $0.14 per share, compared to net income of $18.3 million, or $0.13 per share, for the quarter ended September 30, 2020. The increase was due primarily to a lower effective tax rate compared to the prior quarter. The net interest margin decreased 11 basis points, from 2.03% for the prior quarter to 1.92% for the current quarter. The decrease in the net interest margin was due mainly to a decrease in the loan portfolio and securities portfolio yields, along with a decrease in the average balance of the loan portfolio, partially offset by a decrease in the cost of deposits.

Interest and Dividend Income
The weighted average yield on total interest-earning assets decreased 19 basis points, from 3.17% for the prior quarter to 2.98% for the current quarter, while the average balance of interest-earning assets increased $122.5 million between the two periods. The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2020	2020	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$60,694	$64,315	$(3,621)	(5.6)%
MBS	5,710	5,425	285	5.3
FHLB stock	1,069	1,080	(11)	(1.0)
Investment securities	683	731	(48)	(6.6)
Cash and cash equivalents	51	55	(4)	(7.3)
Total interest and dividend income	$68,207	$71,606	$(3,399)	(4.7)

The decrease in interest income on loans receivable was due to a $242.0 million decrease in the average balance and eight basis point decrease in the weighted average portfolio yield. The decrease in the average balance was primarily in the correspondent loan portfolio, as payoff activity outpaced purchases during the current quarter, along with a decrease in the commercial loan portfolio due primarily to the payoff of two large loans at the beginning of the current quarter. The weighted average yield on the loans receivable portfolio decreased from 3.49% for the prior quarter to 3.41% for the current quarter, due mainly to endorsements and refinances of one- to four-family loans to lower current market rates, along with an increase in premium amortization related to correspondent loan payoff activity.

The increase in interest income on the MBS portfolio was due to a $274.2 million increase in the average balance as a result of purchases, primarily utilizing funds received from loan repayments. This was partially offset by a 36 basis point decrease in the weighted average yield, to 1.75% for the current quarter, due primarily to purchases at lower market yields, along with an increase in the impact of net premium amortization.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities decreased 10 basis points, from 1.30% for the prior quarter to 1.20% for the current quarter, while the average balance of interest-bearing liabilities increased $119.7 million between the two periods. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2020	2020	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$14,067	$15,299	$(1,232)	(8.1)%
Borrowings	10,327	10,624	(297)	(2.8)
Total interest expense	$24,394	$25,923	$(1,529)	(5.9)

The decrease in interest expense on deposits was due primarily to a decrease in the weighted average rate paid on the certificate of deposit portfolio. Management has generally reduced deposit offer rates as discussed above. See "Financial Condition - Liabilities" above for additional information on deposits.

The decrease in interest expense on borrowings was due primarily to not replacing term borrowings that matured during the current quarter and prior quarter. Cash flows from the deposit portfolio were generally utilized to repay maturing term borrowings during the current and prior quarters. The average balance of borrowings decreased $44.2 million compared to the prior quarter.

Provision for Credit Losses
The Bank recorded a negative provision for credit losses during the current quarter of $1.5 million, compared to no provision for credit losses for the quarter ended September 30, 2020. See the Comparison of Operating Results for the Three Months Ended December 31, 2020 and 2019 above for discussion regarding the negative provision for credit losses in the current quarter. See "Financial Condition - Asset Quality" above for additional discussion regarding management's evaluation of the adequacy of the Bank's ACL and reserve for off-balance sheet credit exposures at December 31, 2020.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2020	2020	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$2,947	$2,901	$46	1.6%
Insurance commissions	638	725	(87)	(12.0)
Other non-interest income	1,485	1,359	126	9.3
Total non-interest income	$5,070	$4,985	$85	1.7

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2020	2020	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$14,138	$13,231	$907	6.9%
Information technology and related expense	4,233	4,280	(47)	(1.1)
Occupancy, net	3,379	3,658	(279)	(7.6)
Regulatory and outside services	1,585	1,574	11	0.7
Advertising and promotional	838	1,116	(278)	(24.9)
Deposit and loan transaction costs	766	804	(38)	(4.7)
Federal insurance premium	621	627	(6)	(1.0)
Office supplies and related expense	424	609	(185)	(30.4)
Other non-interest expense	1,083	1,277	(194)	(15.2)
Total non-interest expense	$27,067	$27,176	$(109)	(0.4)

The increase in salaries and employee benefits was due primarily to non-officer employee bonuses of $313 thousand paid during the current quarter in appreciation of all the hard work and dedication by our non-officer employees during these challenging times, along with an increase in loan commissions. The decrease in occupancy, net was due mainly to a decrease in utilities and maintenance during the current quarter. The decrease in advertising and promotional expenses was due to the timing of campaigns. The decrease in office supplies and related expenses was due to the timing of supply purchases. The decrease in other non-interest expense was due to a reduction in customer debit card fraud losses, a decrease in mortgage servicing asset valuation charges related to changes in prepayment speeds, and a decrease in amortization of deposit intangibles.

The Company's efficiency ratio was 55.37% for the current quarter compared to 53.64% for the prior quarter. The change in the efficiency ratio was due primarily to lower net interest income in the current quarter compared to the prior quarter.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2020	2020	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$23,348	$23,492	$(144)	(0.6)%
Income tax expense	4,450	5,213	(763)	(14.6)
Net income	$18,898	$18,279	$619	3.4

Effective Tax Rate	19.1%	22.2%

The decrease in income tax expense was due mainly to a lower effective tax rate compared to the prior quarter. The lower effective tax rate was due primarily to true-ups related to the preparation of the September 30, 2020 federal and state tax returns.

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

In the event short-term liquidity needs exceed available cash, the Bank has access to a line of credit at FHLB and the FRB of Kansas City's discount window. See "Part I, Item 1. Business - Sources of Funds" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2020 for information regarding limits on the Bank's FHLB borrowings. The amount that can be borrowed from the FRB of Kansas City's discount window is based upon the fair value of securities pledged as collateral and certain other characteristics of those securities. Management tests the Bank's access to the FRB of Kansas City's discount window annually with a nominal, overnight borrowing.

If management observes unusual trends in the amount and frequency of line of credit utilization and/or short-term borrowings, the Bank will likely utilize long-term wholesale borrowing sources such as FHLB advances and/or repurchase agreements to provide long-term, fixed-rate funding. The maturities of these long-term borrowings are generally staggered in order to mitigate the risk of a highly negative cash flow position at maturity. The Bank's internal policy limits total borrowings to 55% of total assets. At December 31, 2020, the Bank had total borrowings, at par, of $1.74 billion, or approximately 18% of total assets, all of which were FHLB advances.

The amount of FHLB borrowings outstanding at December 31, 2020 was $1.74 billion, of which $790.0 million were advances scheduled to mature in the next 12 months, including $640.0 million of one-year floating-rate FHLB advances tied to interest rate swaps. All FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB.

At December 31, 2020, the Bank had no repurchase agreements. The Bank may enter into repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to the total borrowings internal policy limit of 55% as discussed above.

The Bank could utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At December 31, 2020, the Bank had $1.55 billion of securities that were eligible but unused as collateral for borrowing or other liquidity needs.

The Bank has access to other sources of funds for liquidity purposes, such as brokered and public unit certificates of deposit. As of December 31, 2020, the Bank's policy allowed for combined brokered and public unit certificates of deposit up to 15% of total deposits. At December 31, 2020, the Bank did not have any brokered certificates of deposit, and public unit certificates of deposit were approximately 4% of total deposits. The Bank had pledged securities with an estimated fair value of $304.8 million as collateral for public unit certificates of deposit at December 31, 2020. The securities pledged as collateral for public unit certificates of deposit are held under joint custody with FHLB and generally will be released upon deposit maturity.

At December 31, 2020, $1.56 billion of the Bank's certificate of deposit portfolio was scheduled to mature within the next 12 months, including $231.3 million of public unit certificates of deposit. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products of the Bank at prevailing rates, although no assurance can be given in this regard.  We also anticipate the majority of the maturing public unit certificates of deposit will be replaced with similar wholesale funding products, depending on availability and pricing.

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

The following table presents the contractual maturities of our loan, MBS, and investment securities portfolios at December 31, 2020, along with associated weighted average yields. Loans and securities which have adjustable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses. As of December 31, 2020, the amortized cost of investment securities in our portfolio which are callable or have pre-refunding dates within one year was $252.3 million.

	Loans(1)		MBS		Investment Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Amounts due:
Within one year	$181,011	3.85%	$1,999	2.94%	$4,937	1.54%	$187,947	3.78%

After one year:
Over one to two years	98,804	3.90	5,589	1.76	3,917	1.81	108,310	3.72
Over two to three years	77,144	4.63	24,855	1.67	75,071	0.36	177,070	2.40
Over three to five years	140,217	4.25	37,979	2.49	370,641	0.55	548,837	1.63
Over five to ten years	752,300	3.67	303,115	1.94	—	—	1,055,415	3.17
Over ten to fifteen years	1,526,380	3.10	839,404	1.43	—	—	2,365,784	2.51
After fifteen years	4,247,770	3.50	246,359	2.00	—	—	4,494,129	3.42
Total due after one year	6,842,615	3.46	1,457,301	1.67	449,629	0.53	8,749,545	3.01

	$7,023,626	3.47	$1,459,300	1.67	$454,566	0.54	$8,937,492	3.03

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

Off-Balance Sheet Arrangements, Commitments and Contractual Obligations

The Company, in the normal course of business, makes commitments to buy or sell assets, to extend credit, or to incur or fund liabilities. There have been no material changes in commitments, contractual obligations or off-balance sheet arrangements from September 30, 2020. For additional information, see "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements, Commitments and Contractual Obligations" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2020. We anticipate we will continue to have sufficient funds, through repayments and maturities of loans and securities, deposits and borrowings, to meet our current commitments.

The maximum balance of short-term FHLB borrowings outstanding at any month-end during the three months ended December 31, 2020 was $840.0 million, and the average balance of short-term FHLB borrowings outstanding during this period was $823.4 million at a weighted average contractual rate of 0.72%. The balance of short-term FHLB borrowings outstanding at December 31, 2020 was $790.0 million, at a weighted average contractual rate of 0.66%. Short-term FHLB borrowings for this purpose are defined as those with maturity dates within the next 12 months.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits had or are expected to have a materially adverse effect on the Company's consolidated financial statements for the quarter ended December 31, 2020, or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action ("PCA"). Qualifying institutions that elect to use the CBLR framework, such as the Bank and the Company, that maintain the required minimum leverage ratio will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the capital requirements for the well capitalized category under the agencies' PCA framework. As of December 31, 2020, the Bank's CBLR was 12.2% and the Company's CBLR was 13.3%, which exceeded the minimum requirements. See "Part I, Item 1. Business - Regulation and Supervision - Regulatory Capital Requirements" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2020 for additional information related to regulatory capital.

The following table presents a reconciliation of equity under GAAP to regulatory capital amounts, as of December 31, 2020, for the Bank and the Company (dollars in thousands):

	Bank	Company
Total equity as reported under GAAP	$1,169,923	$1,276,548
AOCI	11,371	11,371
Goodwill and other intangibles, net of associated deferred taxes	(13,493)	(13,493)
Total tier 1 capital	$1,167,801	$1,274,426

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Asset and Liability Management and Market Risk
For a complete discussion of the Bank's asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Bank's portfolios, see "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K for the year ended September 30, 2020. The analysis presented in the tables below reflects the level of market risk at the Bank, including the cash the holding company has on deposit at the Bank.

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

Qualitative Disclosure about Market Risk
At December 31, 2020, the Bank's gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $86.8 million, or 0.90% of total assets, compared to $436.4 million, or 4.6% of total assets, at September 30, 2020. The decrease in the one-year gap amount was due primarily to an increase in non-maturity deposits during the quarter. In the Bank's interest rate risk model, short-term increases in non-maturity deposits are assumed to be unstable and thus are not considered to be long-term core deposits. As a result, these deposits are assumed to mature or reprice in the short term. At December 31, 2020, the amount of the Bank's non-maturity deposits projected to reprice in the first month was $829.5 million, which is $274.7 million higher than at September 30, 2020. This resulted in an increase in the amount of liabilities repricing in the one-year horizon. Additionally, interest rates were higher at December 31, 2020 compared to September 30, 2020, resulting in a decrease in the prepayment projections of mortgage-related assets compared to the previous quarter.

The majority of interest-earning assets anticipated to reprice in the coming year are repayments and prepayments on one- to four-family loans and MBS, both of which include the option to prepay without a fee being paid by the contract holder. The amount of interest-bearing liabilities expected to reprice in a given period is not typically impacted significantly by changes in interest rates, but did increase this quarter, because the Bank's borrowings and certificate of deposit portfolios have contractual maturities and generally cannot be terminated early without a prepayment penalty. If interest rates were to increase 200 basis points, as of December 31, 2020, the Bank's one-year gap is projected to be $(995.3) million, or (10.36)% of total assets. The decrease in the gap compared to when there is no change in rates is due to lower anticipated net cash flows primarily due to lower repayments on mortgage-related assets in the higher rate environment. This compares to a one-year gap of $(609.6) million, or (6.43)% of total assets, if interest rates were to have increased 200 basis points as of September 30, 2020.

During the current quarter, loan repayments totaled $664.1 million and cash flows from the securities portfolio totaled $152.4 million. The majority of these cash flows were reinvested into new loans and securities at current market interest rates. Total cash flows from term liabilities that matured and/or repriced into current market interest rates during the current quarter were $465.6 million, including $53.0 million in term borrowings. These offsetting cash flows allow the Bank to manage its interest rate risk and gap position more precisely than if the Bank did not have offsetting cash flows due to its mix of assets or maturity structure of liabilities.

The Bank primarily uses long-term fixed-rate borrowings with no embedded options to lengthen the average life of the Bank's liabilities. The fixed-rate characteristics of these borrowings lock-in the cost until maturity and thus decrease the amount of liabilities repricing as interest rates move higher compared to funding with lower-cost short-term borrowings. These borrowings are laddered in order to prevent large amounts of liabilities repricing in any one period. The WAL of the Bank's term borrowings as of December 31, 2020 was 2.0 years. However, including the impact of interest rate swaps related to $640.0 million of adjustable-rate FHLB advances, the WAL of the Bank's term borrowings as of December 31, 2020 was 3.0 years. The interest rate swaps effectively convert the adjustable-rate borrowings into long-term, fixed-rate liabilities.

In addition to these wholesale strategies, the Bank has benefited from an increase in non-maturity deposits. As market interest rates rise, rates paid on non-maturity deposits are not expected to increase as quickly. Specifically, checking accounts and savings accounts have had minimal interest rate fluctuations throughout previous interest rate cycles, though no assurance can be given that this will be the case in future interest rate cycles. The balances and rates of these accounts have historically tended to remain very stable over time, giving them the characteristic of long-term liabilities. The Bank uses historical data pertaining to these accounts to estimate their future balances. Additionally, as we expand the commercial banking business, we expect to have the ability to obtain lower-costing commercial deposits, which could be used to reduce the cost of funds by replacing FHLB borrowings and wholesale deposits.

With the significant decrease in interest rates during calendar year 2020, the Bank has decreased the rates on certificates of deposit and money market accounts on pace with competitors in its market areas. The Bank will continue to adjust rates as market conditions allow.

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

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$2,166,912	$2,146,114	$1,010,178	$1,694,174	$7,017,378
Securities(2)	688,893	656,438	229,747	305,894	1,880,972
Other interest-earning assets	138,542	—	—	—	138,542
Total interest-earning assets	2,994,347	2,802,552	1,239,925	2,000,068	9,036,892

Interest-bearing liabilities:
Non-maturity deposits(3)	1,018,765	389,182	410,162	1,641,260	3,459,369
Certificates of deposit	1,562,350	1,161,280	294,082	446	3,018,158
Borrowings(4)	326,401	602,940	618,134	231,139	1,778,614
Total interest-bearing liabilities	2,907,516	2,153,402	1,322,378	1,872,845	8,256,141

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$86,831	$649,150	$(82,453)	$127,223	$780,751

Cumulative excess of interest-earning assets over
interest-bearing liabilities	$86,831	$735,981	$653,528	$780,751

Cumulative excess of interest-earning assets over interest-bearing liabilities as a percent of total Bank assets at:
December 31, 2020	0.90%	7.66%	6.80%	8.13%
September 30, 2020	4.58

Cumulative one-year gap - interest rates +200 bps at:
December 31, 2020	(10.36)
September 30, 2020	(6.44)

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
(2)MBS reflect projected prepayments at amortized cost. Investment securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of December 31, 2020, at amortized cost.
(3)Although the Bank's checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts is based on assumptions developed from our actual experiences with these accounts. If all of the Bank's checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $2.35 billion, for a cumulative one-year gap of (24.5)% of total assets.
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

Change	Net Interest Income At
(in Basis Points)	December 31, 2020			September 30, 2020
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
000 bp	$174,872	$—	—%	$183,596	$—	—%
+100 bp	178,906	4,034	2.31	188,084	4,488	2.44
+200 bp	178,582	3,710	2.12	188,417	4,821	2.63
+300 bp	175,634	762	0.44	186,441	2,845	1.55

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The net interest income projection was lower in the base case scenario at December 31, 2020 compared to September 30, 2020 due primarily to a decrease in the balance and yield on the Bank's loans receivable portfolio. As a result of the low level of interest rates during the current quarter, the Bank continued to see a decrease in the yield on loans receivable due to refinances and endorsements. In addition, the Bank experienced a decrease in the overall balance of the loans receivable portfolio, resulting in these cash flows being deployed into lower yielding securities. This was partially offset by a decrease in the cost of the Bank's deposits and borrowings during the current quarter.

The net interest income projections increase from the base case in all rising interest rate scenarios at December 31, 2020 and September 30, 2020. The increase in net interest income projection was smaller at December 31, 2020 compared to September 30, 2020, due primarily to a decrease in the positive gap during the quarter. The positive impact of rising interest rates is diminished as interest rates increase. Higher interest rates decreased the projected cash flows from the Bank's mortgage-related assets, thus decreasing the positive impact of rising interest rates compared to the base case.

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

Change	Market Value of Portfolio Equity At
(in Basis Points)	December 31, 2020			September 30, 2020
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
000 bp	$1,458,318	$—	—%	$1,301,409	$—	—%
+100 bp	1,416,171	(42,147)	(2.89)	1,290,877	(10,532)	(0.81)
+200 bp	1,263,224	(195,094)	(13.38)	1,157,368	(144,041)	(11.07)
+300 bp	1,047,654	(410,664)	(28.16)	967,997	(333,412)	(25.62)

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The percentage change in the Bank's MVPE at December 31, 2020 and September 30, 2020 was negative in all scenarios. The negative impact to the Bank's MVPE is greater at December 31, 2020 compared to September 30, 2020. This change was due primarily to an increase in the duration of the Bank's mortgage-related assets at December 31, 2020 compared to the previous quarter. This was due in part to higher interest rates at December 31, 2020. As interest rates increase, borrowers have less economic incentive to refinance their mortgages and agency debt issuers have less economic incentive or opportunity to exercise their call options in order to issue new debt at lower interest rates, resulting in lower projected cash flows on these assets. As interest rates increase in the rising rate scenarios, repayments on mortgage-related assets are more likely to decrease and only be realized through significant changes in borrowers' lives such as divorce, death, job-related relocations, or other events as there is less economic incentive for borrowers to prepay their debt, resulting in an increase in the average life of mortgage-related assets. Similarly, call projections for the Bank's callable agency debentures decrease as interest rates rise, which results in cash flows related to these assets moving closer to the contractual maturity dates. The higher expected average lives of these assets, relative to the assumptions in the base case interest rate environment, increases the sensitivity of their market value to changes in interest rates. In addition, as mortgage loans are refinanced or endorsed to lower interest rates, their average lives also increase as further prepayments are diminished.

On the liability side of the balance sheet, deposit durations decreased between periods due to the increase in the Bank's non-maturity deposits during the current quarter. Short-term increases in non-maturity deposits are not considered to be long-term liabilities in the Bank's interest rate risk model until sufficient time has passed for the model to reasonably assume that they will not leave the Bank in a rapid fashion. Both of these changes resulted in an increased risk to rising interest rates at December 31, 2020 compared to September 30, 2020.

The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates for our interest-earning assets and interest-bearing liabilities as of December 31, 2020. Yields presented for interest-earning assets include the amortization of fees, costs, premiums and discounts, which are considered adjustments to the yield. The interest rate presented for term borrowings is the effective rate, which includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The WAL presented for term borrowings includes the effect of interest rate swaps. The maturity and repricing terms presented for one- to four-family loans represent the contractual terms of the loan.

	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Investment securities	$454,566	0.54%	1.0	23.7%	4.9%
MBS - fixed	1,276,159	1.56	3.4	66.7	13.9
MBS - adjustable	183,141	2.44	3.2	9.6	2.0
Total securities	1,913,866	1.40	2.8	100.0%	20.8
Loans receivable:
Fixed-rate one- to four-family:
<= 15 years	1,179,678	2.89	3.1	16.8%	12.8
> 15 years	4,178,726	3.58	4.2	59.5	45.5
Fixed-rate commercial	500,075	4.26	3.9	7.1	5.4
All other fixed-rate loans	43,802	4.46	4.7	0.6	0.5
Total fixed-rate loans	5,902,281	3.50	4.0	84.0	64.2
Adjustable-rate one- to four-family:
<= 36 months	183,690	2.11	4.9	2.6	2.0
> 36 months	577,738	2.99	3.1	8.2	6.3
Adjustable-rate commercial	263,803	4.58	6.6	3.8	2.9
All other adjustable-rate loans	96,114	4.21	2.4	1.4	1.0
Total adjustable-rate loans	1,121,345	3.32	4.1	16.0	12.2
Total loans receivable	7,023,626	3.47	4.0	100.0%	76.4
FHLB stock	84,693	4.97	2.0		0.9
Cash and cash equivalents	168,032	0.08	—		1.9
Total interest-earning assets	$9,190,217	2.99	3.6		100.0%

Non-maturity deposits	$3,392,684	0.17	5.5	52.9%	41.6%
Retail/business certificates of deposit	2,777,948	1.68	1.4	43.3	34.1
Public unit certificates of deposit	240,210	0.64	0.4	3.8	2.9
Total deposits	6,410,842	0.84	3.5	100.0%	78.6
Term borrowings	1,740,000	2.26	3.0		21.4
Total interest-bearing liabilities	$8,150,842	1.14	3.4		100.0%

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of December 31, 2020. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2020, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The Company and the Bank are involved as plaintiff or defendant in various legal actions arising in the normal course of business. In our opinion, after consultation with legal counsel, we believe it unlikely that such pending legal actions will have a material adverse effect on our financial condition, results of operations or liquidity.

Item 1A. Risk Factors
There have been no material changes to our risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See "Liquidity and Capital Resources - Capital" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding OCC restrictions on dividends from the Bank to the Company.

The following table summarizes our stock repurchase activity during the three months ended December 31, 2020 and additional information regarding our stock repurchase program. The Company has $44.7 million of common stock authorized under its existing stock repurchase plan. There is no expiration for this repurchase plan; however, the Federal Reserve Bank's approval for the Company to repurchase shares is through August 2021. Shares may be repurchased from time to time in the open-market based upon market conditions and available liquidity.

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the
	Purchased	per Share	or Programs	Plans or Programs
October 1, 2020 through
October 31, 2020	164,400	$9.31	164,400	$44,665,205
November 1, 2020 through
November 30, 2020	—	—	—	44,665,205
December 1, 2020 through
December 31, 2020	—	—	—	44,665,205
Total	164,400	9.31	164,400	44,665,205

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
See Index to Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Document
3(i)	Charter of Capitol Federal Financial, Inc., as filed on May 6, 2010, as Exhibit 3(i) to Capitol Federal Financial, Inc.'s Registration Statement on Form S-1 (File No. 333-166578) and incorporated herein by reference
3(ii)	Bylaws of Capitol Federal Financial, Inc., as amended, filed on March 30, 2020, as Exhibit 3.2 to Form 8-K for Capitol Federal Financial Inc. and incorporated herein by reference
4	Description of the Registrant's Securities, as filed on November 27, 2019, as Exhibit 4 to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.1(i)	Form of Change of Control Agreement with each of John B. Dicus, Kent G. Townsend, and Rick C. Jackson filed on January 20, 2011 as Exhibit 10.1 to the Registrant's Current Report on Form 8-K and incorporated herein by reference
10.1(ii)	Form of Change of Control Agreement with Natalie G. Haag filed on November 29, 2012 as Exhibit 10.1(iv) to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.1(iii)	Form of Change of Control Agreement with Daniel L. Lehman filed on November 29, 2016 as Exhibit 10.1(v) to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.1(iv)	Form of Change of Control Agreement with Robert D. Kobbeman filed on November 29, 2018 as Exhibit 10.1(iv) to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.1(v)	Form of Change of Control Agreement with Anthony S. Barry filed on May 10, 2019 as Exhibit 10.1(vi) to the Registrant's March 31, 2019 Form 10-Q and incorporated herein by reference
10.2	Capitol Federal Financial's 2000 Stock Option and Incentive Plan (the "Stock Option Plan") filed on April 13, 2000 as Appendix A to Capitol Federal Financial's Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference
10.3	Capitol Federal Financial Deferred Incentive Bonus Plan, as amended, filed on May 8, 2020 as Exhibit 10.3 to the Registrant's March 31, 2020 Form 10-Q and incorporated herein by reference
10.4	Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference
10.5	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference
10.6	Description of Director Fee Arrangements filed on November 29, 2018 as Exhibit 10.6 to the Registrant's September 30, 2018 Form 10-K and incorporated herein by reference
10.7	Short-term Performance Plan, as amended, filed on May 8, 2020 as Exhibit 10.7 to the Registrant's March 31, 2020 Form 10-Q and incorporated herein by reference
10.8	Capitol Federal Financial, Inc. 2012 Equity Incentive Plan (the "Equity Incentive Plan") filed on December 22, 2011 as Appendix A to Capitol Federal Financial, Inc.'s Proxy Statement (File No. 001-34814) and incorporated herein by reference
10.9	Form of Incentive Stock Option Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.12 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
10.10	Form of Non-Qualified Stock Option Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.13 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
10.11	Form of Stock Appreciation Right Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.14 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
10.12	Form of Restricted Stock Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.15 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer, and Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer

101	The following information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2020, filed with the Securities and Exchange Commission on February 9, 2021, has been formatted in Inline eXtensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets at December 31, 2020 and September 30, 2020, (ii) Consolidated Statements of Income for the three months ended December 31, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the three months ended December 31, 2020 and 2019, (iv) Consolidated Statements of Stockholders' Equity for the three months ended December 31, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the three months ended December 31, 2020 and 2019, and (vi) Notes to the Unaudited Consolidated Financial Statements.
104	Cover Page Interactive Data File, formatted in Inline XBRL and included in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: February 9, 2021	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and Chief Executive Officer

Date: February 9, 2021	By:	/s/ Kent G. Townsend
Kent G. Townsend, Executive Vice President,
Chief Financial Officer and Treasurer