Form 10-Q
period 2021-03-31
Capitol Federal Financial, Inc.
filed 2021-05-10
CIK 1490906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
Form 10-Q
________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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

As of May 3, 2021, there were 138,809,796 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except per share amounts)

	March 31,	September 30,
	2021	2020
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $121,430 and $172,430)	$139,472	$185,148
Available-for-sale ("AFS") securities, at estimated fair value (amortized cost of $2,090,720 and $1,529,605)	2,095,924	1,560,950
Loans receivable, net (allowance for credit losses ("ACL") of $23,397 and $31,527)	6,973,536	7,202,851
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	74,464	93,862
Premises and equipment, net	99,088	101,875
Other assets	315,535	342,532
TOTAL ASSETS	$9,698,019	$9,487,218

LIABILITIES:
Deposits	$6,650,865	$6,191,408
Borrowings	1,581,955	1,789,313
Advance payments by borrowers for taxes and insurance	61,624	65,721
Income taxes payable, net	67	795
Deferred income tax liabilities, net	6,530	8,180
Other liabilities	118,383	146,942
Total liabilities	8,419,424	8,202,359

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 138,809,796 and 138,956,296 shares issued and outstanding as of March 31, 2021 and September 30, 2020, respectively	1,388	1,389
Additional paid-in capital	1,188,926	1,189,853
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(32,214)	(33,040)
Retained earnings	139,448	143,162
Accumulated other comprehensive (loss) income ("AOCI"), net of tax	(18,953)	(16,505)
Total stockholders' equity	1,278,595	1,284,859
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,698,019	$9,487,218

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
INTEREST AND DIVIDEND INCOME:
Loans receivable	$57,285	$69,613	$117,979	$139,527
Mortgage-backed securities ("MBS")	5,429	5,866	11,139	11,968
FHLB stock	951	1,714	2,020	3,540
Investment securities	629	1,382	1,312	2,889
Cash and cash equivalents	40	380	91	1,067
Total interest and dividend income	64,334	78,955	132,541	158,991
INTEREST EXPENSE:
Deposits	12,529	17,804	26,596	35,766
Borrowings	8,732	12,483	19,059	25,860
Total interest expense	21,261	30,287	45,655	61,626
NET INTEREST INCOME	43,073	48,668	86,886	97,365
PROVISION FOR CREDIT LOSSES	(2,964)	22,075	(4,496)	22,300
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	46,037	26,593	91,382	75,065
NON-INTEREST INCOME:
Gain on sale of Visa Class B shares	7,386	—	7,386	—
Deposit service fees	2,814	2,783	5,761	5,845
Insurance commissions	888	400	1,526	1,091
Other non-interest income	1,389	1,488	2,874	3,239
Total non-interest income	12,477	4,671	17,547	10,175
NON-INTEREST EXPENSE:
Salaries and employee benefits	13,397	13,235	27,535	26,706
Information technology and related expense	4,599	4,268	8,832	8,409
Occupancy, net	3,523	3,449	6,902	6,656
Loss on interest rate swap termination	4,752	—	4,752	—
Regulatory and outside services	1,234	1,297	2,819	2,640
Advertising and promotional	1,484	1,359	2,322	2,769
Deposit and loan transaction costs	664	678	1,430	1,389
Federal insurance premium	634	—	1,255	—
Office supplies and related expense	463	592	887	1,111
Other non-interest expense	1,903	1,286	2,986	2,984
Total non-interest expense	32,653	26,164	59,720	52,664
INCOME BEFORE INCOME TAX EXPENSE	25,861	5,100	49,209	32,576
INCOME TAX EXPENSE	5,417	824	9,867	5,789
NET INCOME	$20,444	$4,276	$39,342	$26,787

Basic earnings per share ("EPS")	$0.15	$0.03	$0.29	$0.19
Diluted EPS	$0.15	$0.03	$0.29	$0.19

Basic weighted average common shares	135,450,878	137,968,327	135,423,992	137,932,976
Diluted weighted average common shares	135,498,170	138,000,334	135,447,701	137,988,649

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net income	$20,444	$4,276	$39,342	$26,787
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on AFS securities arising during the period, net of taxes of $6,756, $(3,332), $6,347, and $(3,187)	(20,934)	10,378	(19,794)	9,926
Changes in unrealized gains (losses) on cash flow hedges, net of taxes of $(4,309), $7,200, $(5,529), and $5,459	13,352	(22,429)	17,346	(17,005)
Comprehensive income	$12,862	$(7,775)	$36,894	$19,708

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Six Months Ended March 31, 2021
		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at September 30, 2020	$1,389	$1,189,853	$(33,040)	$143,162	$(16,505)	$1,284,859
Net income				18,898		18,898
Other comprehensive income, net of tax					5,134	5,134
Cumulative effect of adopting Accounting Standards Update ("ASU") 2016-13, net of tax				(2,288)		(2,288)
ESOP activity		80	413			493
Restricted stock activity, net		(8)				(8)
Stock-based compensation		118				118
Repurchase of common stock	(1)	(1,407)		(122)		(1,530)
Cash dividends to stockholders ($0.215 per share)				(29,128)		(29,128)
Balance at December 31, 2020	1,388	1,188,636	(32,627)	130,522	(11,371)	1,276,548
Net income				20,444		20,444
Other comprehensive loss, net of tax					(7,582)	(7,582)
ESOP activity		132	413			545
Stock-based compensation		134				134
Stock options exercised		24				24
Cash dividends to stockholders ($0.085 per share)				(11,518)		(11,518)
Balance at March 31, 2021	$1,388	$1,188,926	$(32,214)	$139,448	$(18,953)	$1,278,595

						(Continued)

	For the Six Months Ended March 31, 2020
		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at September 30, 2019	$1,414	$1,210,226	$(34,692)	$174,277	$(14,899)	$1,336,326
Cumulative effect of adopting ASU 2016-02, net of tax				88		88
Net income				22,511		22,511
Other comprehensive income, net of tax					4,972	4,972
ESOP activity		169	413			582
Restricted stock activity, net		(1)				(1)
Stock-based compensation		166				166
Stock options exercised	1	612				613
Cash dividends to stockholders ($0.425 per share)				(58,663)		(58,663)
Balance at December 31, 2019	1,415	1,211,172	(34,279)	138,213	(9,927)	1,306,594
Net income				4,276		4,276
Other comprehensive loss, net of tax					(12,051)	(12,051)
ESOP activity		117	413			530
Stock-based compensation		152				152
Stock options exercised		25				25
Cash dividends to stockholders ($0.085 per share)				(11,733)		(11,733)
Balance at March 31, 2020	$1,415	$1,211,466	$(33,866)	$130,756	$(21,978)	$1,287,793

See accompanying notes to consolidated financial statements.						(Concluded)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Six Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,342	$26,787
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(2,020)	(3,540)
Provision for credit losses	(4,496)	22,300
Originations of loans receivable held-for-sale ("LHFS")	(597)	—
Proceeds from sales of LHFS	610	—
Amortization and accretion of premiums and discounts on securities	2,607	556
Depreciation and amortization of premises and equipment	4,591	4,564
Amortization of intangible assets	843	997
Amortization of deferred amounts related to FHLB advances, net	687	95
Common stock committed to be released for allocation - ESOP	1,038	1,112
Stock-based compensation	252	318
Gain on the sale of Visa Class B shares	(7,386)	—
Changes in:
Other assets, net	6,731	3,649
Income taxes payable/receivable, net	(741)	(4,249)
Deferred income tax liabilities, net	(94)	(1,800)
Other liabilities	(9,313)	(12,413)
Net cash provided by operating activities	32,054	38,376

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(828,584)	(288,319)
Proceeds from calls, maturities and principal reductions of AFS securities	264,862	269,702
Proceeds from the redemption of FHLB stock	21,418	421
Net change in loans receivable	236,915	(82,595)
Purchase of premises and equipment	(4,972)	(6,497)
Proceeds from sale of other real estate owned ("OREO")	97	987
Proceeds from the sale of Visa Class B shares	7,386	—
Proceeds from bank-owned life insurance ("BOLI") death benefit	443	490
Net cash used in investing activities	(302,435)	(105,811)

		(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Six Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(40,646)	(70,396)
Net change in deposits	459,457	192,752
Proceeds from borrowings	470,000	1,186,600
Repayments on borrowings	(673,000)	(1,306,600)
Change in advance payments by borrowers for taxes and insurance	(4,097)	(10,380)
Payment of FHLB prepayment penalties	(5,045)	(4,215)
Repurchase of common stock	(4,568)	—
Stock options exercised	24	638
Net cash provided by (used in) financing activities	202,125	(11,601)

NET DECREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	(68,256)	(79,036)

CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS:
Beginning of period	239,708	253,700
End of period	$171,452	$174,664

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Operating lease right-of-use assets obtained	$—	$15,658
Operating lease liabilities obtained	$—	$15,543

See accompanying notes to consolidated financial statements.		(Concluded)

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

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Cash, cash equivalents, restricted cash and restricted cash equivalents reported in the statement of cash flows include cash and cash equivalents of $139.5 million and $185.1 million at March 31, 2021 and September 30, 2020, respectively, and restricted cash and cash equivalents of $32.0 million and $54.6 million at March 31, 2021 and September 30, 2020, respectively, which was included in other assets on the consolidated balance sheet.  The restricted cash and cash equivalents relate to the collateral postings to/from the Bank's derivative counterparties associated with the Bank's interest rate swaps.  See additional discussion regarding the interest rate swaps in Note 5. Borrowed Funds.

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

Securities that management has the intention and ability to hold to maturity are classified as HTM and reported at amortized cost. Such securities are adjusted for the amortization of premiums and discounts which are recognized as adjustments to interest income over the life of the securities using the level-yield method. At March 31, 2021 and September 30, 2020, the portfolio did not contain any securities classified as HTM.

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

Securities that are purchased and held principally for resale in the near future are classified as trading securities and are reported at fair value, with unrealized gains and losses included in non-interest income in the consolidated statements of income. Neither the Company nor the Bank maintained a trading securities portfolio during the six months ended March 31, 2021 or during fiscal year 2020.

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

Changes in the ACL on AFS debt securities are recorded as an increase or decrease in the provision for credit losses on the consolidated statements of income. Losses are charged against the ACL on securities when management believes the collectability of an AFS security is in doubt or when either of the conditions regarding intent or requirement to sell is met. Interest accrued on AFS debt securities but not received is also reversed against interest income. As of October 1, 2020 and March 31, 2021, the Company did not identify any credit losses related to the Company's AFS debt securities so there was no ACL on AFS debt securities as of those dates.

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

Coronavirus Disease 2019 ("COVID-19") loan modifications - In March 2020, the Bank announced loan modification programs to support and provide relief for its borrowers during the COVID-19 pandemic ("COVID-19 loan modifications"). The Company has followed the loan modification criteria within the Coronavirus Aid, Relief, and Economic Security ("CARES") Act or Interagency guidance when determining if a borrower's modification is subject to troubled debt restructuring ("TDR") classification. If it is determined that the modification does not meet the criteria under the CARES Act or Interagency guidance to be excluded from TDR classification, the Company evaluates the loan modifications under its existing TDR framework. Loans subject to forbearance as a result of COVID-19 loan modifications are not reported as past due or placed on nonaccrual status during the forbearance time period, and interest income continues to be recognized over the contractual life of the loans. Loans reported as COVID-19 loan modifications include all loans modified under the programs, including loans classified as TDRs.

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

Additionally, qualitative factors are considered for items not included in historical loss rates, macroeconomic forecasts, or other model inputs and/or other ACL processes, as deemed appropriate by management's current assessment of risks related to loan portfolio attributes and external factors. Such qualitative factor considerations include changes in the Bank's loan portfolio composition and credit concentrations, changes in the balances and/or trends in asset quality and/or loan credit performance, changes in lending underwriting standards, the effect of other external factors such as significant unique events or conditions, and actual and/or expected changes in economic conditions, real estate values, and/or other economic developments in which the Bank operates. Management assesses the potential impact of such items and adjusts the modeled ACL as deemed appropriate based upon the assessment.

Reserve for Off-Balance Sheet Credit Exposures - The Company's off-balance sheet credit exposures are comprised of unfunded portions of existing loans, such as lines of credit and construction loans, and commitments to originate or purchase loans that are not unconditionally cancellable by the Company. Expected credit losses on these amounts are calculated using the same methodology that is applied in the ACL model; however, the estimate of credit risk for off-balance sheet credit exposures also takes into consideration the likelihood that funding of the unfunded amount/commitment will occur. The reserve for these off-balance sheet credit exposures is recorded as a liability and is presented in other liabilities on the consolidated balance sheet. Changes to the reserve on off-balance sheet credit exposures are recorded through increases or decreases to the provision for credit losses on the consolidated statements of income.

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

The Company elected the practical expedient to exclude accrued interest receivable from the amortized cost of financing receivables and AFS debt securities. Accrued interest totaled $19.8 million and $3.1 million at March 31, 2021 for loans receivable and AFS securities, respectively, and was included in other assets on the consolidated balance sheet. Additionally, an election was made not to measure ACL for accrued interest receivables.

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

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
	(Dollars in thousands, except per share amounts)
Net income	$20,444	$4,276	$39,342	$26,787
Income allocated to participating securities	(14)	(3)	(27)	(22)
Net income available to common stockholders	$20,430	$4,273	$39,315	$26,765

Average common shares outstanding	135,409,120	137,926,574	135,403,116	137,911,988
Average committed ESOP shares outstanding	41,758	41,753	20,876	20,988
Total basic average common shares outstanding	135,450,878	137,968,327	135,423,992	137,932,976

Effect of dilutive stock options	47,292	32,007	23,709	55,673

Total diluted average common shares outstanding	135,498,170	138,000,334	135,447,701	137,988,649

Net EPS:
Basic	$0.15	$0.03	$0.29	$0.19
Diluted	$0.15	$0.03	$0.29	$0.19

Antidilutive stock options, excluded from the diluted average
common shares outstanding calculation	125,930	382,894	268,622	387,979

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS securities at the dates presented. The majority of the MBS and investment securities portfolios are composed of securities issued by GSEs.

	March 31, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$1,540,307	$23,094	$13,500	$1,549,901
GSE debentures	544,966	53	4,486	540,533
Municipal bonds	5,447	43	—	5,490
	$2,090,720	$23,190	$17,986	$2,095,924

	September 30, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$1,149,922	$31,212	$331	$1,180,803
GSE debentures	369,967	414	41	370,340
Municipal bonds	9,716	91	—	9,807
	$1,529,605	$31,717	$372	$1,560,950

The following tables summarize the estimated fair value and gross unrealized losses of those AFS securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	March 31, 2021
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$918,238	$13,427	$8,076	$73
GSE debentures	465,480	4,486	—	—
Municipal bonds	—	—	—	—
	$1,383,718	$17,913	$8,076	$73

	September 30, 2020
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$207,071	$330	$118	$1
GSE debentures	74,959	41	—	—
Municipal bonds	—	—	—	—
	$282,030	$371	$118	$1

The unrealized losses at March 31, 2021 were a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management did not record ACL on securities in an unrealized loss position at March 31, 2021 because scheduled coupon payments have been made, management anticipates that the entire principal balance will be collected as scheduled, and neither does the Company intend to sell the securities, nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity.

The amortized cost and estimated fair value of AFS debt securities as of March 31, 2021, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without penalty. For this reason, MBS are not included in the maturity categories.

	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
One year or less	$4,193	$4,226
One year through five years	546,220	541,797
	550,413	546,023
MBS	1,540,307	1,549,901
	$2,090,720	$2,095,924

The following table presents the taxable and non-taxable components of interest income on investment securities for the periods presented.

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
	(Dollars in thousands)
Taxable	$597	$1,322	$1,242	$2,759
Non-taxable	32	60	70	130
	$629	$1,382	$1,312	$2,889

The following table summarizes the carrying value of securities pledged as collateral for the obligations indicated below as of the dates presented.

	March 31, 2021	September 30, 2020
	(Dollars in thousands)
Public unit deposits	$311,457	$330,986
Federal Reserve Bank of Kansas City ("FRB of Kansas City")	75,771	259,851
Retail deposits	66,135	—
	$453,363	$590,837

During the current year, the Company sold its Visa Class B shares. The proceeds and realized gain related to the sale of the Visa Class B shares were each $7.4 million. All other dispositions of securities during the six months ended March 31, 2021 and March 31, 2020 were the result of principal repayments, calls, or maturities.

4. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at the dates presented is summarized as follows:

	March 31, 2021	September 30, 2020
	(Dollars in thousands)
One- to four-family:
Originated	$3,967,008	$3,937,310
Correspondent purchased	1,915,027	2,101,082
Bulk purchased	188,733	208,427
Construction	28,582	34,593
Total	6,099,350	6,281,412
Commercial:
Commercial real estate	664,533	626,588
Commercial and industrial	77,210	97,614
Construction	53,271	105,458
Total	795,014	829,660
Consumer:
Home equity	90,052	103,838
Other	8,743	10,086
Total	98,795	113,924

Total loans receivable	6,993,159	7,224,996

Less:
ACL	23,397	31,527
Discounts/unearned loan fees	30,295	29,190
Premiums/deferred costs	(34,069)	(38,572)
	$6,973,536	$7,202,851

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

The following table sets forth, as of March 31, 2021, the amortized cost of loans by class of financing receivable, year of origination or most recent credit decision, and loan classification. All revolving lines of credit are presented separately, regardless of origination year. Loans classified as doubtful or loss are individually evaluated for loss. At March 31, 2021, there were no loans classified as doubtful, and all loans classified as loss were fully charged-off. In the table below, certain loans are presented in the "Current Fiscal Year" column and are reported as special mention or substandard. These loans were generally first originated in prior years but were renewed or modified in the current year.

	March 31, 2021
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving
	Fiscal	Year	Year	Year	Year	Prior	Line of
	Year	2020	2019	2018	2017	Years	Credit	Total
	(Dollars in thousands)
One- to four-family:
Originated
Pass	$546,777	$765,513	$378,070	$288,036	$324,016	$1,652,657	$—	$3,955,069
Special Mention	241	671	247	348	640	8,129	—	10,276
Substandard	—	991	901	52	260	12,752	—	14,956
Correspondent purchased
Pass	219,320	383,770	103,658	174,282	212,244	834,709	—	1,927,983
Special Mention	—	—	359	—	—	3,564	—	3,923
Substandard	—	—	—	—	—	5,864	—	5,864
Bulk purchased
Pass	—	—	—	—	—	183,816	—	183,816
Special Mention	—	—	—	—	—	95	—	95
Substandard	—	—	—	—	—	5,619	—	5,619
	766,338	1,150,945	483,235	462,718	537,160	2,707,205	—	6,107,601
Commercial:
Commercial real estate
Pass	171,301	151,602	103,851	93,911	43,492	41,108	5,670	610,935
Special Mention	50,000	—	—	—	—	50,640	—	100,640
Substandard	1,288	674	227	688	28	—	—	2,905
Commercial and industrial
Pass	31,810	18,361	8,487	3,475	1,948	785	9,593	74,459
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	91	51	—	1,450	1,592
	254,399	170,637	112,565	98,165	45,519	92,533	16,713	790,531
Consumer:
Home equity
Pass	917	3,113	2,118	1,886	697	3,214	77,132	89,077
Special Mention	—	—	38	13	—	8	189	248
Substandard	—	60	—	—	—	16	671	747
Other
Pass	1,843	2,880	1,654	1,244	622	233	235	8,711
Special Mention	—	—	2	—	—	—	—	2
Substandard	—	—	9	3	4	—	—	16
	2,760	6,053	3,821	3,146	1,323	3,471	78,227	98,801

Total	$1,023,497	$1,327,635	$599,621	$564,029	$584,002	$2,803,209	$94,940	$6,996,933

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

Delinquency Status - The following table sets forth, as of March 31, 2021, the amortized cost of current loans, loans 30 to 89 days delinquent, and loans 90 or more days delinquent or in foreclosure ("90+/FC"), by class of financing receivable and year of origination or most recent credit decision. All revolving lines of credit are presented separately, regardless of origination year.

	March 31, 2021
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving
	Fiscal	Year	Year	Year	Year	Prior	Line of
	Year	2020	2019	2018	2017	Years	Credit	Total
	(Dollars in thousands)
One- to four-family:
Originated
Current	$547,018	$767,175	$379,030	$288,247	$324,464	$1,665,823	$—	$3,971,757
30-89	—	—	—	137	192	3,798	—	4,127
90+/FC	—	—	188	52	260	3,917	—	4,417
Correspondent purchased
Current	219,320	383,770	103,847	173,572	211,843	838,669	—	1,931,021
30-89	—	—	170	710	401	1,671	—	2,952
90+/FC	—	—	—	—	—	3,797	—	3,797
Bulk purchased
Current	—	—	—	—	—	185,979	—	185,979
30-89	—	—	—	—	—	356	—	356
90+/FC	—	—	—	—	—	3,195	—	3,195
	766,338	1,150,945	483,235	462,718	537,160	2,707,205	—	6,107,601
Commercial:
Commercial real estate
Current	222,234	151,603	103,851	94,336	43,520	91,562	5,670	712,776
30-89	355	—	—	233	—	186	—	774
90+/FC	—	673	227	30	—	—	—	930
Commercial and industrial
Current	31,810	18,361	8,487	3,475	1,948	785	11,010	75,876
30-89	—	—	—	—	—	—	33	33
90+/FC	—	—	—	91	51	—	—	142
	254,399	170,637	112,565	98,165	45,519	92,533	16,713	790,531
Consumer:
Home equity
Current	917	3,113	2,156	1,899	697	3,197	77,326	89,305
30-89	—	—	—	—	—	36	217	253
90+/FC	—	60	—	—	—	5	449	514
Other
Current	1,843	2,876	1,651	1,244	616	215	234	8,679
30-89	—	4	5	—	6	18	1	34
90+/FC	—	—	9	3	4	—	—	16
	2,760	6,053	3,821	3,146	1,323	3,471	78,227	98,801

Total	$1,023,497	$1,327,635	$599,621	$564,029	$584,002	$2,803,209	$94,940	$6,996,933

Delinquent and Nonaccrual Loans - The following tables present the amortized cost at March 31, 2021 and, prior to the adoption of CECL, the recorded investment, which is identical to amortized cost, at September 30, 2020, by class, of loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total. At March 31, 2021 and September 30, 2020, all loans 90 or more days delinquent were on nonaccrual status.

	March 31, 2021
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Amortized
	Delinquent	in Foreclosure	Loans	Loans	Cost
	(Dollars in thousands)
One- to four-family:
Originated	$4,127	$4,417	$8,544	$3,971,757	$3,980,301
Correspondent purchased	2,952	3,797	6,749	1,931,021	1,937,770
Bulk purchased	356	3,195	3,551	185,979	189,530
Commercial:
Commercial real estate	774	930	1,704	712,776	714,480
Commercial and industrial	33	142	175	75,876	76,051
Consumer:
Home equity	253	514	767	89,305	90,072
Other	34	16	50	8,679	8,729
	$8,529	$13,011	$21,540	$6,975,393	$6,996,933

	September 30, 2020
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family:
Originated	$3,001	$4,347	$7,348	$3,950,387	$3,957,735
Correspondent purchased	3,170	2,433	5,603	2,122,085	2,127,688
Bulk purchased	2,558	2,938	5,496	203,844	209,340
Commercial:
Commercial real estate	40	1,206	1,246	728,191	729,437
Commercial and industrial	5	157	162	96,124	96,286
Consumer:
Home equity	323	296	619	103,210	103,829
Other	75	8	83	9,980	10,063
	$9,172	$11,385	$20,557	$7,213,821	$7,234,378

The amortized cost of mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of March 31, 2021 and September 30, 2020 was $910 thousand and $1.5 million, respectively, which is included in loans 90 or more days delinquent or in foreclosure in the tables above. The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure was $105 thousand at March 31, 2021 and $183 thousand at September 30, 2020.

The following table presents the amortized cost at March 31, 2021 and, prior to the adoption of CECL, the recorded investment at September 30, 2020, by class, of loans classified as nonaccrual. Additionally, the amortized cost of nonaccrual loans that had no related ACL is presented as of March 31, 2021, all of which were individually evaluated for loss and any identified losses have been charged off.

	March 31, 2021		September 30, 2020
	Nonaccrual Loans	Nonaccrual Loans with No ACL	Nonaccrual Loans
	(Dollars in thousands)
One- to four-family:
Originated	$6,062	$3,040	$5,037
Correspondent purchased	3,796	307	2,433
Bulk purchased	3,195	1,086	2,938
Commercial:
Commercial real estate	1,566	534	1,663
Commercial and industrial	142	91	157
Consumer:
Home equity	514	84	305
Other	16	—	8
	$15,291	$5,142	$12,541

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

	For the Three Months Ended			For the Six Months Ended
	March 31, 2021			March 31, 2021
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
(Dollars in thousands)
One- to four-family:
Originated	2	$871	$762	6	$1,518	$1,407
Correspondent purchased	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer:
Home equity	—	—	—	—	—	—
Other	—	—	—	—	—	—
	2	$871	$762	6	$1,518	$1,407

	For the Three Months Ended			For the Six Months Ended
	March 31, 2020			March 31, 2020
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family:
Originated	3	$138	$140	5	$241	$242
Correspondent purchased	1	192	191	1	192	191
Bulk purchased	—	—	—	1	75	134
Commercial:
Commercial real estate	1	837	837	1	837	837
Commercial and industrial	—	—	—	—	—	—
Consumer:
Home equity	2	45	44	2	45	44
Other	—	—	—	—	—	—
	7	$1,212	$1,212	10	$1,390	$1,448

The following table provides information on TDRs that became delinquent during the periods presented within 12 months after being restructured.

	For the Three Months Ended				For the Six Months Ended
	March 31, 2021		March 31, 2020		March 31, 2021		March 31, 2020
	Number of	Amortized	Number of	Recorded	Number of	Amortized	Number of	Recorded
	Contracts	Cost	Contracts	Investment	Contracts	Cost	Contracts	Investment
	(Dollars in thousands)
One- to four-family:
Originated	—	$—	—	$—	—	$—	1	$38
Correspondent purchased	—	—	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—	1	134
Commercial:
Commercial real estate	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer:
Home equity	—	—	1	9	—	—	1	9
Other	—	—	—	—	—	—	—	—
	—	$—	1	$9	—	$—	3	$181

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

				For the Three Months Ended		For the Six Months Ended
	September 30, 2020			March 31, 2020		March 31, 2020
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	ACL	Investment	Recognized	Investment	Recognized

With no related allowance recorded
One- to four-family:
Originated	$12,385	$12,813	$—	$14,441	$161	$14,526	$322
Correspondent purchased	1,955	2,058	—	1,854	19	1,814	37
Bulk purchased	3,843	4,302	—	4,965	50	4,965	102
Commercial:
Commercial real estate	1,052	1,379	—	547	4	312	4
Commercial and industrial	99	244	—	—	—	19	—
Consumer:
Home equity	280	360	—	332	5	335	11
Other	—	45	—	—	—	—	—
	19,614	21,201	—	22,139	239	21,971	476
With an allowance recorded
One- to four-family:
Originated	—	—	—	—	—	—	—
Correspondent purchased	—	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—	—
Commercial:
Commercial real estate	660	660	83	—	—	—	—
Commercial and industrial	1,269	1,268	240	2,244	42	1,282	54
Consumer:
Home equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
	1,929	1,928	323	2,244	42	1,282	54
Total
One- to four-family:
Originated	12,385	12,813	—	14,441	161	14,526	322
Correspondent purchased	1,955	2,058	—	1,854	19	1,814	37
Bulk purchased	3,843	4,302	—	4,965	50	4,965	102
Commercial:
Commercial real estate	1,712	2,039	83	547	4	312	4
Commercial and industrial	1,368	1,512	240	2,244	42	1,301	54
Consumer:
Home equity	280	360	—	332	5	335	11
Other	—	45	—	—	—	—	—
	$21,543	$23,129	$323	$24,383	$281	$23,253	$530

Allowance for Credit Losses - The following is a summary of ACL activity, by loan portfolio segment, for the periods presented. Activity during the three and six months ended March 31, 2020 occurred prior to the adoption of CECL.

	For the Three Months Ended March 31, 2021
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$1,538	$1,758	$852	$4,148	$21,707	$270	$26,125
Charge-offs	(110)	—	(21)	(131)	—	(7)	(138)
Recoveries	57	—	—	57	8	3	68
Provision for credit losses	51	(53)	(84)	(86)	(2,558)	(14)	(2,658)
Ending balance	$1,536	$1,705	$747	$3,988	$19,157	$252	$23,397

	For the Six Months Ended March 31, 2021
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$6,085	$2,691	$467	$9,243	$21,800	$484	$31,527
Adoption of CECL	(4,452)	(367)	436	(4,383)	(193)	(185)	(4,761)
Balance at October 1, 2020	1,633	2,324	903	4,860	21,607	299	26,766
Charge-offs	(124)	—	(21)	(145)	(515)	(10)	(670)
Recoveries	91	—	—	91	20	25	136
Provision for credit losses	(64)	(619)	(135)	(818)	(1,955)	(62)	(2,835)
Ending balance	$1,536	$1,705	$747	$3,988	$19,157	$252	$23,397

	For the Three Months Ended March 31, 2020
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,047	$1,200	$612	$3,859	$5,418	$158	$9,435
Charge-offs	(46)	—	—	(46)	(325)	(4)	(375)
Recoveries	3	—	—	3	54	4	61
Provision for credit losses	4,463	2,155	(55)	6,563	15,181	331	22,075
Ending balance	$6,467	$3,355	$557	$10,379	$20,328	$489	$31,196

	For the Six Months Ended March 31, 2020
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,000	$1,203	$687	$3,890	$5,171	$165	$9,226
Charge-offs	(64)	—	—	(64)	(349)	(10)	(423)
Recoveries	3	—	—	3	81	9	93
Provision for credit losses	4,528	2,152	(130)	6,550	15,425	325	22,300
Ending balance	$6,467	$3,355	$557	$10,379	$20,328	$489	$31,196

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

The key assumptions in the Company's ACL model include the economic forecast, the forecast and reversion to mean time periods, and prepayment and curtailment assumptions. Management also considered certain qualitative factors when evaluating the adequacy of the ACL at March 31, 2021. The key assumptions utilized in estimating the Company's ACL at March 31, 2021 are discussed below.
•Economic Forecast - Management considered several economic forecasts provided by a third party and selected the economic forecast believed to be the most appropriate considering the facts and circumstances at March 31, 2021. The forecasted economic indices applied to the model at March 31, 2021 were the national unemployment rate, changes in commercial real estate price index, changes in home values, and changes in the U.S. gross domestic product. The economic index most impactful to all loan pools within the model at March 31, 2021 was the national unemployment rate. The forecast national unemployment rate in the economic scenario selected by management at March 31, 2021 had the national unemployment rate peaking at 6.4% at September 30, 2021 and then a gradual decline to 5.3% at March 31, 2022 which was the end of our four quarter forecast time period.
•Forecast and reversion to mean time period - The forecasted time period for all of the economic indices was four quarters at March 31, 2021. The reversion to mean time period was eight quarters for the national unemployment rate and four quarters for all other economic indices at March 31, 2021.
•Prepayment and curtailment assumptions - The assumptions used at March 31, 2021 were generally based on actual prepayment and curtailment speeds for each respective loan pool in the model.
•Qualitative factors - The qualitative considerations by management at March 31, 2021 included the COVID-19 loan modification programs considering the payment performance of the loans that had exited their deferral periods, the balance and trending of large-dollar special mention commercial loans, and the economic uncertainties related to (1) the job market, specifically the unemployment rate, labor participation rate and the effectiveness of the latest federal stimulus package to the unemployed and the economic stimulus payments to qualifying households, (2) the unevenness of the recovery in certain industries, and (3) the impact to the housing market as a result of the foreclosure moratorium and how the housing market may react when the foreclosure moratorium is eventually lifted. Management determined a qualitative amount was not necessary at March 31, 2021 for the loans in the COVID-19 loan modification program due to the significant decrease in the dollar amount of the loans in the program and the fact that the majority of the loans that have exited the program are current on their payments. See discussion below regarding the qualitative amount at March 31, 2021 for special mention commercial loans and the economic uncertainty.

The decrease in ACL during the current quarter was primarily a result of a negative provision for credit losses of $2.7 million. The negative provision for credit losses was due primarily to a reduction in commercial loan ACL as a result of improvements in the economic forecast used in the model, partially offset by an increase in qualitative factors, primarily the economic uncertainty qualitative factor, along with a change in the mix of the loan portfolio during the current quarter. The balance of the one- to four-family loan portfolio decreased during the quarter, partially offset by an increase in commercial loans. The reduction in ACL related to the decrease in the balance of the one- to four-family loan portfolio during the current quarter was more than offset by the increase in ACL related to an increase in the balance of the commercial loan portfolio.

Reserve for Off-Balance Sheet Credit Exposures - The following is a summary of the changes in reserve for off-balance sheet credit exposures during the periods indicated.

For the Three Months Ended March 31, 2021		For the Six Months Ended March 31, 2021
(Dollars in thousands)
Beginning balance	6,433	Beginning balance	$—
Provision for credit losses	(306)	Adoption of CECL	7,788
Ending balance	$6,127	Balance at October 1, 2020	7,788
		Provision for credit losses	(1,661)
		Ending balance	$6,127

At March 31, 2021, the Company also applied a qualitative factor for economic uncertainty related to the calculation of the reserve for off-balance sheet credit exposures; however, the impact of this qualitative factor was smaller compared to the economic uncertainty factor applied in the calculation of ACL due to consideration of the fact that the majority of off-balance sheet credit exposures are related to credits that have been underwritten during a challenging economic environment and are still meeting/exceeding the Bank's conservative underwriting requirements. The $306 thousand reduction in the reserve during the current quarter, which was recognized as a negative provision for credit losses, was due to an improvement in the economic forecast, along with a change in the mix of off-balance sheet credit exposures. The balance of off-balance sheet credit exposures increased during the current quarter due to an increase in one- to four-family off-balance sheet credit exposures, partially offset by a decrease in commercial off-balance sheet credit exposures. Even though the aggregate amount of off-balance sheet credit exposures increased during the current quarter, the related reserve decreased because one- to four-family off-balance sheet credit exposures have a significantly lower reserve rate than commercial off-balance sheet credit exposures due to differences in credit risk.

5. BORROWED FUNDS
FHLB Borrowings and Interest Rate Swaps - At March 31, 2021 and September 30, 2020, the Bank had entered into interest rate swap agreements with a total notional amount of $440.0 million and $640.0 million, respectively, in order to hedge the variable cash flows associated with $440.0 million and $640.0 million, respectively, of adjustable-rate FHLB advances. At March 31, 2021 and September 30, 2020, the interest rate swap agreements had an average remaining term to maturity of 3.9 years and 3.5 years, respectively. The interest rate swaps were designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the interest rate swap agreements. At March 31, 2021 and September 30, 2020, the interest rate swaps were in a loss position with a total fair value of $30.3 million and $53.1 million, respectively, which was reported in other liabilities on the consolidated balance sheet. During the three and six months ended March 31, 2021, $6.4 million and $9.4 million, respectively, was reclassified from AOCI. Of this amount, for the three months ended March 31, 2021, $2.8 million was recognized as an increase to interest expense and $3.6 million, net of tax, was reclassified as a result of the termination of the related interest rate swaps, as discussed below, and reported in the loss on interest rate swap termination line item within the consolidated statements of operations. During the three and six months ended March 31, 2020, $983 thousand and $1.7 million, respectively, was reclassified from AOCI as an increase to interest expense. At March 31, 2021, the Company estimated that $10.0 million of interest expense associated with the interest rate swaps will be reclassified from AOCI as an increase to interest expense on FHLB borrowings during the next 12 months. The Bank has minimum collateral posting thresholds with its derivative counterparties and posts collateral on a daily basis. The Bank posted cash collateral of $32.0 million at March 31, 2021 and $54.6 million at September 30, 2020.

During the current fiscal year, the Bank terminated interest rate swaps with a notional amount of $200.0 million which were tied to FHLB advances totaling $200.0 million. The interest rate swaps were designated as cash flow hedges and involved the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the interest rate swap agreements. Since it was management's intention to prepay the related FHLB advances, it is no longer probable that the original forecasted transactions subject to the cash flow hedges will occur. Therefore, the termination of the interest rate swaps resulted in the reclassification of unrealized losses, net of tax, totaling $3.6 million ($4.8 million pretax) from AOCI into earnings.

During the current fiscal year, the Bank prepaid fixed-rate FHLB advances totaling $200.0 million with a weighted average contractual interest rate of 2.23% and a weighted average remaining term of 1.3 years, and replaced these advances with fixed-rate FHLB advances totaling $200.0 million with a weighted average contractual interest rate of 0.69% and a weighted average term of 5.5 years. The Bank paid penalties of $5.0 million to FHLB as a result of prepaying these FHLB advances. The weighted average effective interest rate of the new advances is 1.16%. The prepayment penalties are being recognized in interest expense over the life of the new FHLB advances.

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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value. The majority of the securities within the AFS portfolio were issued by GSEs. The Company primarily uses prices obtained from third party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third party pricing service when determining the fair value of its securities during the six months ended March 31, 2021 or during fiscal year 2020. The Company's major security types, based on the nature and risks of the securities, are:

•GSE Debentures - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for similar securities. (Level 2)
•MBS - Estimated fair values are based on a discounted cash flow method. Cash flows are determined based on prepayment projections of the underlying mortgages and are discounted using current market yields for benchmark securities. (Level 2)
•Municipal Bonds - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for securities with similar credit profiles. (Level 2)

Interest Rate Swaps - The Company's interest rate swaps are designated as cash flow hedges and are reported at fair value in other assets on the consolidated balance sheet if in a gain position, and in other liabilities if in a loss position, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. See "Note 5. Borrowed Funds" for additional information. The estimated fair values of the interest rates swaps are obtained from the counterparty and are determined by a discounted cash flow analysis using observable market-based inputs. On a quarterly basis, management corroborates the estimated fair values by internally calculating the estimated fair value using a discounted cash flow analysis with independent observable market-based inputs from a third party. No adjustments were made to the estimated fair values obtained from the counterparty during the six months ended March 31, 2021 or during fiscal year 2020. (Level 2)

The following tables provide the level of valuation assumption used to determine the carrying value of the Company's financial instruments measured at fair value on a recurring basis at the dates presented. The Company did not have any Level 3 financial instruments measured at fair value on a recurring basis at March 31, 2021 or September 30, 2020.

	March 31, 2021
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$1,549,901	$—	$1,549,901	$—
GSE debentures	540,533	—	540,533	—
Municipal bonds	5,490	—	5,490	—
	$2,095,924	$—	$2,095,924	$—

Liabilities:
Interest rate swaps	$30,274	$—	$30,274	$—

	September 30, 2020
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$1,180,803	$—	$1,180,803	$—
GSE debentures	370,340	—	370,340	—
Municipal bonds	9,807	—	9,807	—
	$1,560,950	$—	$1,560,950	$—

Liabilities:
Interest rate swaps	$53,149	$—	$53,149	$—

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

Loans Receivable - With the adoption of CECL, collateral dependent assets are assets evaluated as part of the ACL on an individual basis. Those collateral dependent assets for which there is an associated ACL are considered financial assets measured at fair value on a non-recurring basis. Prior to the adoption of CECL, loans identified as impaired were considered financial assets measured at fair value on a non-recurring basis. The valuation method for collateral dependent assets and impaired loans is identical.

The fair value of collateral dependent loans/loans individually evaluated for loss on a non-recurring basis during the six months ended March 31, 2021 and 2020 that were still held in the portfolio as of March 31, 2021 and 2020 was $7.4 million and $4.9 million, respectively.

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

For commercial loans, if the most recent appraisal or book value of the collateral does not reflect current market conditions due to the passage of time and/or other factors, management will make adjustments to the existing appraised or book value based on knowledge of local market conditions, recent transactions, and estimated selling costs, if applicable. Adjustments to appraised or book values are generally based on assumptions not observable in the marketplace. The primary significant unobservable inputs for commercial loans individually evaluated during the six months ended March 31, 2021 and March 31, 2020 were downward adjustments to the book value of the collateral for lack of marketability. During the six months ended March 31, 2021, the adjustments ranged from 7% to 50%, with a weighted average of 23%. During the six months ended March 31, 2020, the adjustments ranged from 10% to 50%, with a weighted average of 20%. The basis utilized in calculating the weighted averages for these adjustments was the original unadjusted value of each collateral item.

Fair values of collateral dependent loans/loans individually evaluated for loss cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan and, as such, are classified as Level 3.

OREO - OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower of cost or fair value. The fair value for OREO is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value or listing price, except for the estimated sales costs noted above. The primary significant unobservable input for OREO was the appraisal or listing price. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property and, as such, are classified as Level 3. The fair value of OREO measured on a non-recurring basis during the six months ended March 31, 2021 and 2020 that was still held in the portfolio as of March 31, 2021 and 2020 was $105 thousand and $183 thousand, respectively. The carrying value of the properties equaled the fair value of the properties at March 31, 2021 and 2020.

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

The carrying amounts and estimated fair values of the Company's financial instruments by fair value hierarchy, at the dates presented, were as follows:

	March 31, 2021
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$139,472	$139,472	$139,472	$—	$—
AFS securities	2,095,924	2,095,924	—	2,095,924	—
Loans receivable	6,973,536	7,426,188	—	—	7,426,188
FHLB stock	74,464	74,464	74,464	—	—
Liabilities:
Deposits	6,650,865	6,718,958	3,671,841	3,047,117	—
Borrowings	1,581,955	1,618,090	—	1,618,090	—
Interest rate swaps	30,274	30,274	—	30,274	—

	September 30, 2020
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$185,148	$185,148	$185,148	$—	$—
AFS securities	1,560,950	1,560,950	—	1,560,950	—
Loans receivable	7,202,851	7,663,000	—	—	7,663,000
FHLB stock	93,862	93,862	93,862	—	—
Liabilities:
Deposits	6,191,408	6,259,080	3,170,164	3,088,916	—
Borrowings	1,789,313	1,840,605	—	1,840,605	—
Interest rate swaps	53,149	53,149	—	53,149	—

7. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the changes in the components of AOCI, net of tax, for the periods indicated.

	For the Three Months Ended March 31, 2021
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$24,868	$(36,239)	$(11,371)
Other comprehensive income (loss), before reclassifications	(20,934)	6,931	(14,003)
Amount reclassified from AOCI, net of taxes of $(2,072)	—	6,421	6,421
Other comprehensive income (loss)	(20,934)	13,352	(7,582)
Ending balance	$3,934	$(22,887)	$(18,953)

	For the Six Months Ended March 31, 2021
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$23,728	$(40,233)	$(16,505)
Other comprehensive income (loss), before reclassifications	(19,794)	7,955	(11,839)
Amount reclassified from AOCI, net of taxes of $(3,031)	—	9,391	9,391
Other comprehensive income (loss)	(19,794)	17,346	(2,448)
Ending balance	$3,934	$(22,887)	$(18,953)

	For the Three Months Ended March 31, 2020
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$9,698	$(19,625)	$(9,927)
Other comprehensive income (loss), before reclassifications	10,378	(23,412)	(13,034)
Amount reclassified from AOCI, net of taxes of $(315)	—	983	983
Other comprehensive income (loss)	10,378	(22,429)	(12,051)
Ending balance	$20,076	$(42,054)	$(21,978)

	For the Six Months Ended March 31, 2020
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$10,150	$(25,049)	$(14,899)
Other comprehensive income (loss), before reclassifications	9,926	(18,697)	(8,771)
Amount reclassified from AOCI, net of taxes of $(543)	—	1,692	1,692
Other comprehensive income (loss)	9,926	(17,005)	(7,079)
Ending balance	$20,076	$(42,054)	$(21,978)

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

Impact on Market Interest Rates as a Result of the COVID-19 Pandemic and the Company's Response

The FRB, in response to economic risk resulting from the COVID-19 pandemic, returned to a zero-interest rate policy in March 2020. This was after most of the broader market interest rates decreased significantly in response to evolving news about the COVID-19 pandemic. Many areas of consumer spending have rebounded in recent months, but some segments, such as travel and entertainment, are lagging. We continue to work with both our retail and commercial customers to help them manage their debt during this period of economic uncertainty. There is uncertainty about the longer lasting impact on local business, as well as the travel and entertainment industries, resulting from the COVID-19 pandemic. This could cause a longer recovery time for some sectors of the economy and could make it challenging for sectors that have had better recoveries to maintain that recovery in the long run.

Since the onset of the COVID-19 pandemic, the Bank has lowered its rates offered on all deposit products except retail checking and savings accounts. The impact of reducing rates offered on our certificate of deposit products has been to lower the cost of deposits as certificates of deposit reprice to a lower rate when they mature and as new accounts are opened. Additionally, certain borrowings were repaid or restructured over the past year using funds obtained through deposit growth, which reduced interest expense on borrowings. Over this time, we lowered rates for our loan products. In late February 2021, as market interest rates began to increase, we began to increase our offered loan rates in our market areas. Despite this recent increase, the yield on the loan portfolio will likely continue to decrease in the near term due to the high levels of prepayments, refinances and endorsements, but not at the same magnitude as the past year. With significant cash inflows realized due to investment securities being called and prepayments on loans and MBS over the past year and the current yields on reinvested funds into new securities being lower than existing portfolio yields, the yield on our investments has been reduced significantly.

Summary of Results of Operation and Financial Condition

During the six month period ended March 31, 2021, the Bank completed three unique transactions that impacted operating results.
•Sold all its Visa Class B shares and recognized a gain of $7.4 million.
•Terminated $200.0 million of fixed-pay interest rate swaps with an average cost at termination of 2.62% and realized a loss of $4.8 million. The estimated earn-back period of the loss is approximately 15 months.
•Wrote down the value of a branch, which management intends to sell, by $1.2 million.

The Company recognized net income of $39.3 million, or $0.29 per share, for the six month period ended March 31, 2021 compared to net income of $26.8 million, or $0.19 per share, for the six month period ended March 31, 2020. The increase in net income was due primarily to recording a $22.3 million provision for credit losses during the prior year period compared to recording a negative provision for credit losses of $4.5 million in the current year period, partially offset by a decrease in net interest income and an increase in income tax expense. Net interest income decreased $10.5 million, or 10.8%, from the prior year period to $86.9 million for the current year period. The net interest margin decreased 29 basis points, from 2.19% for the prior year period to 1.90% for the current year period. The decrease in net interest income and net interest margin was due mainly to a decrease in asset yields, along with a change in asset mix as cash flows from the loan portfolio have been used to purchase lower yielding securities, partially offset by a decrease in the cost of deposits and borrowings. Our net interest margin could continue to decrease if our interest-earning assets continue to reprice to lower market rates at a faster pace than our deposits and borrowings, and if we continue investing in lower yielding securities rather than reinvesting cash flows into the loan portfolio.

Total assets at March 31, 2021 were $9.70 billion, an increase of $210.8 million, or 2.2% from September 30, 2020, due mainly to an increase in securities, partially offset by a decrease in loans receivable. Securities were purchased with cash flows from the loan portfolio and growth in the deposit portfolio that was not used to pay down maturing borrowings. Total securities increased $535.0 million, or 34.3%, from $1.56 billion at September 30, 2020 to $2.10 billion at March 31, 2021, including a $369.1 million increase in MBS and a $165.9 million increase in investment securities.

Total loans at March 31, 2021 were $6.97 billion, a decrease of $229.3 million from September 30, 2020. The decrease was primarily in the one- to four-family correspondent loan portfolio as payoffs exceeded purchases. During the current year six month period, the Bank originated and refinanced $649.4 million of one- to four-family and consumer loans with a weighted average rate of 2.71% and purchased $269.1 million of one- to four-family loans from correspondent lenders with a weighted average rate of 2.70%. The Bank also originated $157.3 million of commercial loans with a weighted average rate of 3.24% and entered into commercial loan participations of $98.1 million at a weighted average rate of 3.85%. The commercial loan portfolio totaled $795.0 million at March 31, 2021 and was composed of 83% commercial real estate loans, 10% commercial and industrial loans, and 7% commercial construction loans. Total commercial real estate and commercial construction potential exposure, including undisbursed amounts and outstanding commitments totaling $258.2 million, was $976.0 million at March 31, 2021. Total commercial and industrial potential exposure, including undisbursed amounts and outstanding commitments of $23.1 million, was $100.3 million at March 31, 2021, of which $25.3 million related to PPP loans.

Total deposits were $6.65 billion at March 31, 2021, an increase of $459.5 million, or 7.4%, from September 30, 2020. The increase was in non-maturity deposits, which increased $501.7 million, including a $241.1 million increase in checking accounts, a $183.4 million increase in money market accounts, and a $77.2 million increase in savings accounts. Retail/business certificates of deposit and public unit certificates of deposit decreased $36.1 million and $6.1 million, respectively, during the current year period.

Total borrowings were $1.58 billion at March 31, 2021, a decrease of $207.4 million, or 11.6%, from September 30, 2020. The decrease was due to not renewing borrowings that matured during the current year period. Cash flows from the increase in the deposit portfolio were used to pay off maturing borrowings.

Stockholders' equity was $1.28 billion at both March 31, 2021 and September 30, 2020. During the current year six month period, the Company paid cash dividends totaling $40.6 million and repurchased common stock totaling $1.5 million, partially offset by net income of $39.3 million. The cash dividends paid during the current year six month period totaled $0.30 per share and consisted of a $0.13 per share cash true-up dividend related to fiscal year 2020 earnings and two regular quarterly cash dividends of $0.085 per share. On April 20, 2021, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $11.5 million, payable on May 21, 2021 to stockholders of record as of the close of business on May 7, 2021. In the long run, management considers the Bank's equity to total assets ratio of at least 9% an appropriate level of capital. At March 31, 2021, this ratio was 12.0%.

Transition from London Interbank Offered Rates ("LIBOR")
LIBOR is used extensively in the United States as a reference rate for various financial contracts, including adjustable-rate loans, asset-backed securities, and interest rate swaps. In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates. The availability of three-month, six-month and one-year LIBOR rates is currently expected to cease in June 2023.

As of March 31, 2021, the Company has identified $375.6 million of adjustable-rate one- to four-family loans in its portfolio for which the repricing index was tied to six-month or one-year LIBOR and the loan maturity date is after June 30, 2023. Our one- to four-family loan agreements generally allow the Bank to choose a new alternative reference rate based upon comparable information if the current index is no longer available. During the June 30, 2019 quarter, the Bank discontinued the use of LIBOR for the origination of adjustable-rate one- to four-family loans and no longer purchases correspondent one- to four-family loans that use LIBOR. The Bank began using the one-year Constant Maturity Treasury ("CMT") index for newly originated and correspondent purchased one- to four-family adjustable-rate loans, and currently plans to replace LIBOR with the one-year CMT index for existing loans when LIBOR is no longer available. At March 31, 2021, none of the Bank's consumer or commercial loans use a repricing index tied to LIBOR.

The Bank has interest rate swaps with a notional amount of $440.0 million at March 31, 2021 that are tied to three-month LIBOR. The related FHLB advances for which the adjustable-rate cash flows are being hedged by these interest rate swaps are also tied to the three-month LIBOR. All of the advances tied to the interest rate swaps mature during calendar year 2021. The Bank intends to replace the advances at maturity with advances tied to the Secured Overnight Finance Rate ("SOFR"). Additionally, the Bank intends to work with the interest rate swap counterparties to replace LIBOR with SOFR at the same time.

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

Allowance for Credit Losses and Reserve for Off-Balance Sheet Credit Exposures. The ACL is a valuation amount that is deducted from the amortized cost basis of loans and represents management's current expectations of total expected credit losses included in the Company's loan portfolio as of the balance sheet date. The reserve for off-balance sheet credit exposures represents expected credit losses on unfunded portions of existing loans and commitments to originate or purchase loans that are not unconditionally cancellable by the Company. The reserve for off-balance sheet credit exposures is reported as a liability and is presented in other liabilities on the consolidated balance sheet. The ACL and reserve for off-balance sheet credit exposures is maintained through provisions for credit losses which are either charged or credited to income.

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
At each quarter end, the Company prepares an ACL model to calculate expected credit losses. The Company aggregates loans into pools in the ACL model based on similar risk characteristics. Loans that do not share similar risk characteristics are evaluated on an individual basis and are not included in the ACL model. The key assumptions in the Company's ACL model include the economic forecast, the forecast and reversion to mean time periods, and prepayment and curtailment assumptions. Using all of these inputs and assumptions, the ACL model generates aggregated estimated cash flows for the time period that remains for each loan's contractual life. The cash flows are discounted back to the reporting date using each loan's effective yield, to arrive at the present value of future cash flows. Each loan pool's ACL is equal to the aggregate shortage, if any, of the present value of the future cash flows compared to the amortized cost basis of the loan pool.

Management considers qualitative factors when evaluating the adequacy of the ACL and reserve for off-balance sheet credit exposures calculated by the ACL model. The qualitative factors considered include such items as: changes in the Bank's loan portfolio composition and credit concentrations, changes in the balances and/or trends in asset quality and/or loan credit performance, changes in lending underwriting standards, the effect of other external factors such as significant unique events or conditions, and actual and/or expected changes in economic conditions, real estate values, and/or other economic developments in which the Bank operates. Management may increase or decrease the ACL and reserve for off-balance sheet credit exposures based on the evaluation of the qualitative factors.

While management utilizes its best judgment and information available, the adequacy of the ACL and reserve for off-balance sheet credit exposures is determined by certain factors outside of the Company's control, such as the performance of our portfolios, changes in the economic environment, changes in interest rates, and the view of the regulatory authorities toward classification of assets and the level of ACL and reserves for off-balance sheet credit exposures. Additionally, the level of ACL and reserves for off-balance sheet credit exposures may fluctuate based on the balance and mix of the loan portfolio and off-balance sheet credit exposures.

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

The Company's interest rate swaps are measured at fair value on a recurring basis. The estimated fair value of the interest rate swaps are obtained from the counterparty and are determined by a discounted cash flow analysis using observable market-based inputs. Changes in the fair value of the interest rate swaps are recorded, net of tax, as AOCI in stockholders' equity. The Company did not have any other financial instruments that were measured at fair value on a recurring basis at March 31, 2021 and September 30, 2020.

Financial Condition
The following table presents selected balance sheet information as of the dates indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2020	2020	2020	2020
	(Dollars in thousands)
Total assets	$9,698,019	$9,606,964	$9,487,218	$9,558,814	$9,371,193
Cash and cash equivalents	139,472	168,032	185,148	396,219	118,374
AFS securities	2,095,924	1,913,866	1,560,950	1,220,054	1,236,037
Loans receivable, net	6,973,536	7,004,094	7,202,851	7,388,090	7,476,805
FHLB stock, at cost	74,464	84,693	93,862	102,782	101,575
Deposits	6,650,865	6,410,842	6,191,408	6,069,684	5,774,619
Borrowings	1,581,955	1,734,275	1,789,313	1,989,089	2,115,869
Stockholders' equity	1,278,595	1,276,548	1,284,859	1,300,520	1,287,793
Equity to total assets at end of period	13.2%	13.3%	13.5%	13.6%	13.7%

Total assets were $9.70 billion at March 31, 2021, an increase of $91.1 million, or 0.9%, from December 31, 2020, due to an increase in securities, partially offset by a decrease in loans receivable and cash and cash equivalents. Excess operating cash and cash flows from the loan portfolio and funds from deposit growth were generally used to purchase securities during the current quarter. Total loans were $6.97 billion at March 31, 2021, a decrease of $30.6 million, or 0.4%, from December 31, 2020. The decrease was mainly in the one- to four-family correspondent loan portfolio as payoffs exceeded purchases during the current quarter. During the current quarter, the Bank originated and refinanced $319.8 million of one- to four-family and consumer loans with a weighted average rate of 2.66% and purchased $163.3 million of one- to four-family loans from correspondent lenders with a weighted average rate of 2.61%. The Bank also originated $119.2 million of commercial loans with a weighted average rate of 3.07% and entered into commercial loan participations of $38.1 million at a weighted rate of 3.62%. The Bank endorsed $285.2 million of loans during the December 31, 2020 quarter, reducing the average rate on those loans by 87 basis points, and $242.3 million of loans during the March 31, 2021 quarter, reducing the average rate on those loans by 96 basis points.

Total deposits were $6.65 billion at March 31, 2021, an increase of $240.0 million, or 3.7%, from December 31, 2020. The increase was primarily in non-maturity deposits, including a $113.8 million increase in money market accounts and a $110.0 million increase in checking accounts. Between mid-March 2021 and March 31, 2021, the Bank processed approximately $113 million of Economic Impact Payments, the majority of which were retained by the Bank as of March 31, 2021. Retail/business certificates of deposit decreased $47.6 million from December 31, 2020. Customers moved some of the funds from maturing certificates to more liquid investment options such as the Bank's retail money market accounts.

Total borrowings decreased $152.3 million, or 8.8%, from December 31, 2020 to March 31, 2021. The decrease was due to not renewing borrowings that matured during the current quarter. Cash flows from the increase in the deposit portfolio were used to pay off maturing borrowings.

Stockholders' equity was $1.28 billion at both March 31, 2021 and December 31, 2020. During the current quarter, net income totaled $20.4 million, offset by the payment of cash dividends totaling $11.5 million and a decrease in AOCI of $7.6 million.

Loans Receivable. The following table presents the balance and weighted average rate of our loan portfolio as of the dates indicated.

	March 31, 2021		December 31, 2020		September 30, 2020
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
One- to four-family:
Originated	$3,967,008	3.29%	$3,946,073	3.39%	$3,937,310	3.50%
Correspondent purchased	1,915,027	3.27	1,974,086	3.40	2,101,082	3.49
Bulk purchased	188,733	2.09	199,673	2.24	208,427	2.41
Construction	28,582	3.11	32,871	3.22	34,593	3.30
Total	6,099,350	3.24	6,152,703	3.36	6,281,412	3.46
Commercial:
Commercial real estate	664,533	4.04	609,936	4.23	626,588	4.29
Commercial and industrial	77,210	3.08	69,378	3.41	97,614	2.79
Construction	53,271	4.25	84,564	3.89	105,458	4.04
Total	795,014	3.96	763,878	4.12	829,660	4.08
Consumer loans:
Home equity	90,052	4.64	97,717	4.64	103,838	4.66
Other	8,743	4.36	9,328	4.40	10,086	4.40
Total	98,795	4.61	107,045	4.62	113,924	4.64
Total loans receivable	6,993,159	3.34	7,023,626	3.46	7,224,996	3.55

Less:
ACL	23,397		26,125		31,527
Discounts/unearned loan fees	30,295		28,825		29,190
Premiums/deferred costs	(34,069)		(35,418)		(38,572)
Total loans receivable, net	$6,973,536		$7,004,094		$7,202,851

Loan Activity - The following tables summarize activity in the loan portfolio, along with weighted average rates where applicable, for the periods indicated, excluding changes in ACL, discounts/unearned loan fees, and premiums/deferred costs. Loans that were paid off as a result of refinances are included in repayments. Loan endorsements are not included in the activity in the following table because a new loan is not generated at the time of the endorsement. The endorsed balance and rate are included in the ending loan portfolio balance and rate. During the current year-to-date period, the Bank endorsed $527.5 million of one- to four-family loans, reducing the average rate on those loans by 91 basis points ($285.2 million were endorsed during the December 31, 2020 quarter, reducing the average rate on those loans by 87 basis points, and $242.3 million were endorsed during the March 31, 2021 quarter, reducing the average rate on those loans by 96 basis points). Commercial loan renewals are not included in the activity in the following table unless new funds are disbursed at the time of renewal. The renewal balance and rate are included in the ending loan portfolio balance and rate.

	For the Three Months Ended
	March 31, 2021		December 31, 2020		September 30, 2020		June 30, 2020
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$7,023,626	3.46%	$7,224,996	3.55%	$7,407,442	3.64%	$7,493,280	3.74%
Originated and refinanced:
Fixed	326,570	2.54	318,690	2.75	265,424	2.98	277,904	2.83
Adjustable	112,483	3.43	48,946	3.60	44,625	3.68	60,626	3.75
Purchased and participations:
Fixed	192,262	2.82	100,518	2.86	61,435	3.07	131,739	3.28
Adjustable	9,150	2.42	65,315	3.89	4,396	2.76	62,510	3.76
Change in undisbursed loan funds	(63,925)		(70,323)		13,898		(32,202)
Repayments	(606,937)		(664,052)		(572,536)		(586,434)
Principal (charge-offs)/recoveries, net	(70)		(464)		312		19
Ending balance	$6,993,159	3.34	$7,023,626	3.46	$7,224,996	3.55	$7,407,442	3.64

	For the Six Months Ended
	March 31, 2021		March 31, 2020
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$7,224,996	3.55%	$7,412,473	3.81%
Originated and refinanced:
Fixed	645,260	2.64	406,584	3.48
Adjustable	161,429	3.48	111,072	4.20
Purchased and participations:
Fixed	292,780	2.83	248,730	3.61
Adjustable	74,465	3.71	32,786	3.00
Change in undisbursed loan funds	(134,248)		14,306
Repayments	(1,270,989)		(732,005)
Principal charge-offs, net	(534)		(330)
Other	—		(336)
Ending balance	$6,993,159	3.34	$7,493,280	3.74

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

	For the Three Months Ended
	March 31, 2021			March 31, 2020
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family:(1)
<= 15 years	$148,473	2.24%	23.2%	$68,559	2.95%	18.4%
> 15 years	271,959	2.79	42.5	198,373	3.54	53.1
One- to four-family construction	25,819	2.66	4.0	13,971	3.44	3.7
Commercial:
Commercial real estate	6,133	3.55	1.0	3,872	4.71	1.0
Commercial and industrial	28,138	1.80	4.4	9,992	3.82	2.7
Commercial construction	37,495	3.62	5.8	1,522	5.40	0.4
Home equity	472	5.28	0.1	1,124	5.85	0.3
Other	343	6.10	—	1,090	5.51	0.3
Total fixed-rate	518,832	2.65	81.0	298,503	3.45	79.9

Adjustable-rate:
One- to four-family:(2)
<= 36 months	860	2.25	0.1	1,571	2.86	0.4
> 36 months	19,710	2.45	3.1	35,099	2.98	9.4
One- to four-family construction	2,748	2.50	0.4	4,007	3.00	1.1
Commercial:
Commercial real estate	54,397	3.60	8.5	17,347	4.53	4.7
Commercial and industrial	3,907	3.50	0.6	1,950	5.00	0.5
Commercial construction	27,283	3.14	4.3	508	5.50	0.1
Home equity	12,230	4.42	1.9	13,686	5.16	3.7
Other	498	3.51	0.1	763	3.96	0.2
Total adjustable-rate	121,633	3.36	19.0	74,931	3.82	20.1

Total originated, refinanced and purchased	$640,465	2.78	100.0%	$373,434	3.52	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$154,148	2.62		$125,612	3.46
Participations - commercial	38,114	3.62		—	—
Total fixed-rate purchased/participations	192,262	2.82		125,612	3.46

Adjustable-rate:
Correspondent - one- to four-family	9,150	2.42		18,985	2.96
Participations - commercial	—	—		—	—
Total adjustable-rate purchased/participations	9,150	2.42		18,985	2.96
Total purchased/participation loans	$201,412	2.80		$144,597	3.40

	For the Six Months Ended
	March 31, 2021			March 31, 2020
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family:(1)
<= 15 years	$282,463	2.30%	24.1%	$153,063	2.96%	19.1%
> 15 years	502,134	2.85	42.8	408,843	3.56	51.2
One- to four-family construction	59,840	2.72	5.1	25,102	3.42	3.1
Commercial:
Commercial real estate	16,260	3.58	1.4	13,272	5.00	1.7
Commercial and industrial	33,582	2.08	2.8	14,039	3.90	1.8
Commercial construction	41,538	3.65	3.5	36,253	4.72	4.5
Home equity	945	5.36	0.1	2,487	5.88	0.3
Other	1,278	5.49	0.1	2,255	5.55	0.3
Total fixed-rate	938,040	2.70	79.9	655,314	3.53	82.0

Adjustable-rate:
One- to four-family:(2)
<= 36 months	1,112	2.28	0.1	3,669	2.86	0.5
> 36 months	38,442	2.53	3.3	66,308	3.02	8.3
One- to four-family construction	5,457	2.60	0.5	9,997	3.03	1.2
Commercial:
Commercial real estate	71,375	3.67	6.1	26,522	4.65	3.3
Commercial and industrial	5,045	3.62	0.4	4,475	5.08	0.6
Commercial construction	87,620	3.73	7.4	1,487	5.53	0.2
Home equity	26,020	4.41	2.2	29,969	5.47	3.7
Other	823	3.19	0.1	1,431	4.04	0.2
Total adjustable-rate	235,894	3.55	20.1	143,858	3.93	18.0

Total originated, refinanced and purchased	$1,173,934	2.87	100.0%	$799,172	3.60	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$254,666	2.72		$220,304	3.48
Participations - commercial	38,114	3.62		28,426	4.65
Total fixed-rate purchased/participations	292,780	2.83		248,730	3.61

Adjustable-rate:
Correspondent - one- to four-family	14,465	2.51		32,786	3.00
Participations - commercial	60,000	4.00		—	—
Total adjustable-rate purchased/participations	74,465	3.71		32,786	3.00
Total purchased/participation loans	$367,245	3.01		$281,516	3.54
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

One- to Four-Family Loans - The following table presents, for our portfolio of one- to four-family loans, the amount, percent of total, weighted average credit score, weighted average LTV ratio, and average balance per loan as of the dates presented. Credit scores are updated at least annually, with the latest update in March 2021, from a nationally recognized consumer rating agency. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

	March 31, 2021					September 30, 2020
		% of	Credit		Average		% of	Credit		Average
	Amount	Total	Score	LTV	Balance	Amount	Total	Score	LTV	Balance
	(Dollars in thousands)
Originated	$3,967,008	65.4%	772	61%	$148	$3,937,310	63.0%	771	62%	$145
Correspondent purchased	1,915,027	31.5	765	63	386	2,101,082	33.6	765	64	379
Bulk purchased	188,733	3.1	772	59	297	208,427	3.4	767	60	300
	$6,070,768	100.0%	770	62	188	$6,246,819	100.0%	768	63	187

The following tables present originated, refinanced, and correspondent purchased activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average LTVs and weighted average credit scores for the periods indicated. Included in the "Refinanced by Bank customers" line item are correspondent loans that were refinanced with the Bank. Of the loans originated during the current year six-month period, $209.3 million were refinanced from other lenders.

	For the Three Months Ended
	March 31, 2021			March 31, 2020
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$184,166	69%	770	$133,513	75%	764
Refinanced by Bank customers	122,105	66	769	43,470	68	758
Correspondent purchased	163,298	69	774	144,597	71	766
	$469,569	69	771	$321,580	73	764

	For the Six Months Ended
	March 31, 2021			March 31, 2020
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$405,362	70%	769	$305,900	75%	766
Refinanced by Bank customers	214,955	65	769	107,992	68	760
Correspondent purchased	269,131	69	775	253,090	71	767
	$889,448	69	771	$666,982	72	765

The following table presents the amount, percent of total, and weighted average rate, by state, of one- to four-family loan originations and correspondent purchases where originations and purchases in the state exceeded five percent of the total amount originated and purchased during the current year period.

	For the Three Months Ended			For the Six Months Ended
	March 31, 2021			March 31, 2021
State	Amount	% of Total	Rate	Amount	% of Total	Rate
	(Dollars in thousands)
Kansas	$264,895	56.4%	2.58%	$529,575	59.5%	2.64%
Missouri	79,316	16.9	2.62	157,466	17.7	2.65
Texas	26,302	5.6	2.59	50,604	5.7	2.72
Tennessee	32,066	6.8	2.64	48,929	5.5	2.73
Pennsylvania	33,989	7.3	2.55	44,461	5.0	2.59
Other states	33,001	7.0	2.61	58,413	6.6	2.72
	$469,569	100.0%	2.59	$889,448	100.0%	2.65

As of March 31, 2021, there were $7.8 million of one- to-four family loans with COVID-19 loan modifications that were still in their deferral period. There were $208.9 million of one- to four-family loans with COVID-19 loan modifications that were out of their deferral period by March 31, 2021. See "Asset Quality" below for additional information regarding the performance of loans that have exited the deferral period.

One- to Four-Family Loan Commitments - The following table summarizes our one- to four-family loan origination and refinance commitments and one- to four-family correspondent loan purchase commitments as of March 31, 2021, along with associated weighted average rates. Loan commitments generally have fixed expiration dates or other termination clauses and may require the payment of a rate lock fee. It is expected that some of the loan commitments will expire unfunded, so the amounts reflected in the table below are not necessarily indicative of our future cash needs.

	Fixed-Rate
	15 years	More than	Adjustable-	Total
	or less	15 years	Rate	Amount	Rate
	(Dollars in thousands)
Originate/refinance	$27,948	$80,156	$8,107	$116,211	2.76%
Correspondent	38,456	134,881	4,189	177,526	2.48
	$66,404	$215,037	$12,296	$293,737	2.59

Rate	2.16%	2.73%	2.47%

Commercial Loans - During the current year six month period, the Bank originated $157.3 million of commercial loans, including $19.5 million of PPP loans, and entered into commercial loan participations totaling $98.1 million. The Bank also processed commercial loan disbursements, excluding lines of credit, of approximately $152.3 million at a weighted average rate of 3.42%. Additionally, during the current year, $39.0 million of PPP loans were paid off, primarily by the U.S. Small Business Administration ("SBA") following completion of the loan forgiveness process.

The following table presents the Bank's commercial real estate and commercial construction loans and loan commitments by type of primary collateral, as of March 31, 2021. Because the commitments to pay out undisbursed funds are not cancellable by the Bank, unless the loan is in default, we generally anticipate fully funding the related projects.

		Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Count	Principal	Amount	Amount	Commitments	Total	Total
		(Dollars in thousands)
Senior housing	33	$215,364	$50,255	$265,619	$—	$265,619	27.2%
Retail building	133	133,738	44,808	178,546	18,868	197,414	20.2
Hotel	9	133,818	44,705	178,523	—	178,523	18.3
Office building	98	55,029	61,874	116,903	—	116,903	12.0
One- to four-family property	367	58,613	5,170	63,783	250	64,033	6.6
Multi-family	39	48,184	14,524	62,708	272	62,980	6.4
Single use building	20	42,612	4,644	47,256	7,000	54,256	5.6
Other	97	30,446	3,193	33,639	2,597	36,236	3.7
	796	$717,804	$229,173	$946,977	$28,987	$975,964	100.0%

Weighted average rate		4.05%	3.88%	4.01%	3.63%	4.00%

The following table summarizes the Bank's commercial real estate and commercial construction loans and loan commitments by state as of March 31, 2021.

		Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Count	Principal	Amount	Amount	Commitments	Total	Total
		(Dollars in thousands)
Kansas	628	$325,789	$19,017	$344,806	$9,487	$354,293	36.3%
Texas	10	124,498	116,576	241,074	—	241,074	24.7
Missouri	132	180,446	36,701	217,147	18,000	235,147	24.1
Colorado	6	13,451	22,755	36,206	—	36,206	3.7
Arkansas	3	7,461	26,395	33,856	—	33,856	3.5
Nebraska	6	33,655	4	33,659	—	33,659	3.4
Other	11	32,504	7,725	40,229	1,500	41,729	4.3
	796	$717,804	$229,173	$946,977	$28,987	$975,964	100.0%

The following table presents the Bank's commercial and industrial loans and loan commitments by business purpose, as of March 31, 2021. Included in the working capital loan category are $25.3 million of PPP loans.

		Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Count	Principal	Amount	Amount	Commitments	Total	Total
		(Dollars in thousands)
Working capital	636	$36,046	$16,809	$52,855	$1,115	$53,970	53.8%
Equipment	118	13,815	245	14,060	1,882	15,942	15.9
Purchase/lease autos	228	15,113	57	15,170	55	15,225	15.2
Business investment	59	7,701	223	7,924	—	7,924	7.9
Other	22	4,535	2,713	7,248	—	7,248	7.2
	1,063	$77,210	$20,047	$97,257	$3,052	$100,309	100.0%

The following table presents the Bank's commercial loan portfolio and outstanding loan commitments, categorized by gross loan amount (unpaid principal plus undisbursed amounts) or outstanding loan commitment amount, as of March 31, 2021.

	Count	Amount
	(Dollars in thousands)
Greater than $30 million	3	$150,000
>$15 to $30 million	14	331,514
>$10 to $15 million	5	57,267
>$5 to $10 million	15	93,842
$1 to $5 million	109	240,461
Less than $1 million	1,713	203,189
	1,859	$1,076,273

The Bank's commercial lending team continues to proactively work with our commercial customers as the COVID-19 pandemic continues to present challenging operating conditions. As of March 31, 2021, there were commercial loans with a gross balance, including undisbursed amounts, totaling $134.0 million with COVID-19 loan modifications that were still in their deferral period. There were $270.7 million of commercial loans with COVID-19 loan modifications that were out of their deferral period by March 31, 2021. See "Asset Quality" below for additional information regarding the performance of loans that have exited the deferral period.

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

Delinquent and non-performing loans and OREO - Of the one- to four-family COVID-19 loan modifications that had completed the deferral period by March 31, 2021, $2.3 million were 30 to 89 days delinquent and $1.8 million were 90 or more days delinquent as of March 31, 2021. Of the commercial COVID-19 loan modifications that had completed the deferral period by March 31, 2021, one loan for $150 thousand was 30 to 89 days delinquent and none were 90 or more days delinquent as of March 31, 2021.

The following table presents the Company's 30 to 89 day delinquent loans at the dates indicated. Loans subject to payment forbearance under the Bank's COVID-19 loan modification program are not reported as delinquent during the forbearance time period. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs. Of the loans 30 to 89 days delinquent at March 31, 2021, approximately 74% were 59 days or less delinquent.

	Loans Delinquent for 30 to 89 Days at:
	March 31,		December 31,		September 30,		June 30,		March 31,
	2021		2020		2020		2020		2020
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	45	$4,151	62	$5,844	42	$3,012	57	$5,085	92	$8,360
Correspondent purchased	9	2,910	13	4,694	8	3,123	10	2,919	13	4,531
Bulk purchased	5	352	9	1,750	12	2,532	19	4,536	12	2,914
Commercial	5	806	8	1,047	2	45	9	1,543	7	1,555
Consumer	17	287	30	515	26	398	21	431	43	628
	81	$8,506	122	$13,850	90	$9,110	116	$14,514	167	$17,988

Loans 30 to 89 days delinquent
to total loans receivable, net		0.12%		0.20%		0.13%		0.20%		0.24%
The following table presents the Company's non-performing loans and OREO at the dates indicated. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs. Non-performing loans are loans that are 90 or more days delinquent or in foreclosure and other loans required to be reported as nonaccrual pursuant to accounting and/or regulatory reporting requirements and/or internal policies, even if the loans are current. At all dates presented, there were no loans 90 or more days delinquent that were still accruing interest. Non-performing assets include non-performing loans and OREO. OREO primarily includes assets acquired in settlement of loans. In late March 2020, the Bank suspended the initiation of foreclosure proceedings for owner-occupied one- to four-family loans. At March 31, 2021, there were approximately $8.8 million of non-performing one- to four-family loans for which foreclosure proceedings either had been initiated prior to the foreclosure suspension or may have been initiated if the foreclosure suspension had not been in place.

	Non-Performing Loans and OREO at:
	March 31,		December 31,		September 30,		June 30,		March 31,
	2021		2020		2020		2020		2020
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	55	$4,433	51	$4,370	51	$4,362	47	$4,026	53	$4,517
Correspondent purchased	10	3,749	9	3,371	6	2,397	7	2,740	4	1,342
Bulk purchased	10	3,172	13	3,724	12	2,903	3	1,291	1	630
Commercial	6	1,068	5	820	5	1,360	4	709	4	716
Consumer	26	531	26	473	14	304	23	278	17	326
	107	12,953	104	12,758	88	11,326	84	9,044	79	7,531

Loans 90 or more days delinquent or in foreclosure
as a percentage of total loans		0.19%		0.18%		0.16%		0.12%		0.10%

Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	9	$1,646	9	$968	9	$691	14	$1,132	13	$811
Correspondent purchased	—	—	—	—	—	—	—	—	1	189
Bulk purchased	—	—	—	—	—	—	—	—	1	134
Commercial	4	642	3	411	3	464	1	6	2	129
Consumer	—	—	1	9	1	9	1	33	2	43
	13	2,288	13	1,388	13	1,164	16	1,171	19	1,306
Total non-performing loans	120	15,241	117	14,146	101	12,490	100	10,215	98	8,837

Non-performing loans as a percentage of total loans		0.22%		0.20%		0.17%		0.14%		0.12%

OREO:
One- to four-family:
Originated(2)	2	$105	3	$129	4	$183	4	$183	5	$187
Total non-performing assets	122	$15,346	120	$14,275	105	$12,673	104	$10,398	103	$9,024

Non-performing assets as a percentage of total assets		0.16%		0.15%		0.13%		0.11%		0.10%

(1)Includes loans required to be reported as nonaccrual pursuant to accounting and/or regulatory reporting requirements and/or internal policies, even if the loans are current.
(2)Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

The following table presents the states where the properties securing five percent or more of the total amount of our one- to four-family loans are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at March 31, 2021. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. At March 31, 2021, potential losses, after taking into consideration anticipated private mortgage insurance proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,535,877	58.2%	$3,544	47.8%	$4,801	42.3%	60%
Missouri	1,047,079	17.3	1,136	15.3	943	8.3	45
Texas	599,169	9.9	1,853	25.0	1,440	12.7	53
Other states	888,643	14.6	880	11.9	4,170	36.7	55
	$6,070,768	100.0%	$7,413	100.0%	$11,354	100.0%	56

Classified loans - The following table presents loans classified as special mention or substandard at the dates presented. The increase in commercial special mention loans at March 31, 2021 compared to September 30, 2020 was due mainly to the addition of two commercial loans totaling $50.7 million for which the borrowers have been impacted by the COVID-19 pandemic. Both of these loans were subject to COVID-19 loan modifications during fiscal year 2020 and have since resumed full payments. There are underlying economic conditions that management is monitoring in association with these loans resulting in the special mention classification.

	March 31, 2021		September 30, 2020		March 31, 2020
	Special Mention	Substandard	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family	$14,299	$26,562	$11,339	$25,630	$13,678	$26,077
Commercial	100,655	4,497	52,006	4,914	52,515	4,538
Consumer	250	764	332	589	479	659
	$115,204	$31,823	$63,677	$31,133	$66,672	$31,274

Allowance for Credit Losses and Reserve for Off-Balance Sheet Credit Exposures - As discussed previously, ASU 2016-13 became effective for the Company on October 1, 2020. This ASU replaced the incurred loss impairment methodology for calculating ACL under GAAP with a new impairment methodology, commonly known as the CECL methodology. The new methodology requires the Company to measure, at each reporting date, the expected credit losses for loans and loan commitments over their contractual lives based on historical experience, current conditions, and reasonable and supportable forecasts. Upon adoption of the ASU, the Company recorded a cumulative-effect adjustment to retained earnings of $2.3 million (net of tax of $739 thousand), which reduced the ACL by $4.8 million, to $26.8 million, and established a reserve for off-balance sheet credit exposures of $7.8 million, which is recorded in other liabilities in the consolidated balance sheet. The Bank's off-balance sheet credit exposures are comprised of unfunded portions of existing loans and commitments to originate or purchase new loans that are not unconditionally cancellable by the Bank.

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

The economic forecast scenario selected by management improved at March 31, 2021 compared to December 31, 2020 which resulted in a reduction in the ACL and reserve for off-balance sheet credit exposures calculated by the model. Management applied qualitative factors to account for the continued economic uncertainties, along with the balance and trending of large-dollar special mention commercial loans. These qualitative factors partially offset the reduction in the ACL related to the improvement in the economic forecast. The economic uncertainties related to (1) the job market, specifically the unemployment rate, labor participation rate and the effectiveness of the latest federal stimulus package to the unemployed and the economic stimulus payments to qualifying households, (2) the unevenness of the recovery in certain industries, and (3) the impact to the housing market as a result of the foreclosure moratorium and how the housing market may react when the foreclosure moratorium is eventually lifted. Management will continue to closely monitor economic conditions and will work with borrowers as necessary to assist them through this challenging economic climate.

The following table presents a summary of changes in ACL and reserve for off-balance sheet credit exposures occurring during the quarter ended March 31, 2021.

	ACL	Reserve for off-balance sheet credit exposures	ACL and Reserve for off-balance sheet credit exposures
	(Dollars in thousands)
Balance at December 31, 2020	$26,125	$6,433	$32,558
Charge-offs	(138)	—	(138)
Recoveries	68	—	68
Net charge-offs	(70)	—	(70)
Provision for credit losses	(2,658)	(306)	(2,964)
Balance at March 31, 2021	$23,397	$6,127	$29,524

The negative provision for credit losses was due primarily to a reduction in commercial loan ACL and reserves for off-balance sheet credit exposures as a result of improvements in the economic forecast used in the model, partially offset by an increase in qualitative factors, primarily the economic uncertainty qualitative factor, as discussed above. The gross balance of off-balance sheet credit exposures was $907.2 million as of March 31, 2021 and $688.0 million as of October 1, 2020.

The following tables present ACL activity and related ratios at the dates and for the periods indicated. See "Note 4 - Loans Receivable and Allowance for Credit Losses" for additional information related to ACL activity by specific loan categories.

	For the Three Months Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(Dollars in thousands)
ACL beginning balance	$26,125	$31,527	$31,215	$31,196	$9,435
Adoption of CECL	—	(4,761)	—	—	—
Charge-offs	(138)	(532)	(15)	(5)	(375)
Recoveries	68	68	327	24	61
Provision for credit losses	(2,658)	(177)	—	—	22,075
ACL ending balance	$23,397	$26,125	$31,527	$31,215	$31,196

ACL to loans receivable at end of period	0.33%	0.37%	0.44%	0.42%	0.42%
ACL to non-performing loans at end of period	153.51	184.68	252.42	305.58	353.02
Ratio of net charge-offs (recoveries) during the
period to average loans outstanding	—	0.01	—	—	—
Ratio of net charge-offs (recoveries) during the
period to average non-performing assets	0.47	3.44	(2.70)	(0.20)	3.78
ACL to net charge-offs (annualized)	83.8x	14.1x	N/M(1)	N/M(1)	24.9x

	For the Six Months Ended
	March 31, 2021	March 31, 2020
	(Dollars in thousands)
ACL beginning balance	$31,527	$9,226
Adoption of CECL	(4,761)	—
Charge-offs	(670)	(423)
Recoveries	136	93
Provision for credit losses	(2,835)	22,300
ACL ending balance	$23,397	$31,196

Ratio of net charge-offs during the period to
average loans outstanding	0.01%	—%
Ratio of net charge-offs during the period to
average non-performing assets	3.81	3.68
ACL to net charge-offs (annualized)	21.9x	47.3x

(1)This ratio is not presented for the time periods noted due to loan recoveries exceeding loan charge-offs during these periods.

The distribution of our ACL at the dates indicated is summarized below. The October 1, 2020 column represents the ACL at the time the Company adopted ASU 2016-13.

	At
	March 31,	December 31,	October 1,	September 30,	June 30,	March 31,
	2021	2020	2020	2020	2020	2020
	(Dollars in thousands)
One- to four-family:
Originated	$1,517	$1,516	$1,609	$6,044	$6,298	$6,420
Correspondent purchased	1,705	1,758	2,324	2,691	3,189	3,355
Bulk purchased	747	852	903	467	506	557
Construction	19	22	25	41	48	47
Total	3,988	4,148	4,861	9,243	10,041	10,379
Commercial:
Commercial real estate	17,016	17,813	16,595	16,869	16,353	14,672
Commercial and industrial	445	553	559	1,451	1,465	1,489
Construction	1,696	3,341	4,452	3,480	2,886	4,167
Total	19,157	21,707	21,606	21,800	20,704	20,328
Consumer	252	270	299	484	470	489
Total	$23,397	$26,125	$26,766	$31,527	$31,215	$31,196

The ratio of ACL to loans receivable, by loan type, at the dates indicated is summarized below.

	At
	March 31,	December 31,	October 1,	September 30,	June 30,	March 31,
	2021	2020	2020	2020	2020	2020
One- to four-family:
Originated	0.04%	0.04%	0.04%	0.15%	0.16%	0.16%
Correspondent purchased	0.09	0.09	0.11	0.13	0.14	0.14
Bulk purchased	0.40	0.43	0.43	0.22	0.23	0.24
Construction	0.07	0.07	0.07	0.12	0.13	0.13
Total	0.07	0.07	0.08	0.15	0.16	0.16
Commercial:
Commercial real estate	2.56	2.92	2.65	2.69	2.62	2.51
Commercial and industrial	0.58	0.80	0.57	1.49	1.47	2.40
Construction	3.18	3.95	4.22	3.30	3.30	3.30
Total	2.41	2.84	2.60	2.63	2.55	2.63
Consumer	0.26	0.25	0.26	0.42	0.40	0.39
Total	0.33	0.37	0.37	0.44	0.42	0.42

The distribution of our reserve for off-balance sheet credit exposures at the dates indicated is summarized below. The October 1, 2020 column represents the reserve at the time the Company adopted ASU 2016-13. Prior to October 1, 2020, no such reserve had been recorded.

	At
	March 31,	December 31,	October 1,
	2021	2020	2020
	(Dollars in thousands)
One- to four-family	$197	$131	$144
Commercial	5,887	6,261	7,584
Consumer	43	41	60
	$6,127	$6,433	$7,788

Securities. Securities increased $535.0 million, or 34.3%, from September 30, 2020 to March 31, 2021, including a $369.1 million increase in MBS and a $165.9 million increase in investment securities. The weighted average yield on the securities portfolio decreased 34 basis points, from 1.62% at September 30, 2020 to 1.28% at March 31, 2021, due primarily to purchases at lower market yields. The following table presents the distribution of our securities portfolio, at amortized cost, at the dates indicated. Overall, fixed-rate securities comprised 93% of our securities portfolio at March 31, 2021. The weighted average life ("WAL") is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	March 31, 2021			December 31, 2020			September 30, 2020
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Fixed-rate securities:
MBS	$1,384,982	1.46%	4.1	$1,249,115	1.56%	4.1	$945,432	1.82%	3.7
GSE debentures	544,966	0.55	3.6	444,964	0.52	1.0	369,967	0.62	1.7
Municipal bonds	5,447	1.79	0.5	8,792	1.66	0.5	9,716	1.69	0.7
Total fixed-rate securities	1,935,395	1.20	3.9	1,702,871	1.29	3.3	1,325,115	1.49	3.1

Adjustable-rate securities:
MBS	155,325	2.24	3.2	178,101	2.44	3.3	204,490	2.49	2.9
Total securities portfolio	$2,090,720	1.28	3.9	$1,880,972	1.40	3.3	$1,529,605	1.62	3.1

The following table presents the carrying value of MBS in our portfolio by issuer at the dates presented.

	March 31, 2021	December 31, 2020	September 30, 2020
	(Dollars in thousands)
FNMA	$972,833	$938,387	$809,232
FHLMC	542,502	482,173	327,167
GNMA	34,566	38,740	44,404
	$1,549,901	$1,459,300	$1,180,803

Mortgage-Backed Securities - The balance of MBS, which primarily consists of securities of U.S. GSEs, increased $369.1 million, from $1.18 billion at September 30, 2020, to $1.55 billion at March 31, 2021. The following tables summarize the activity in our portfolio of MBS for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented. The beginning and ending WALs are the estimated remaining principal repayment terms (in years) after three-month historical prepayment speeds have been applied.

	For the Three Months Ended
	March 31, 2021			December 31, 2020			September 30, 2020			June 30, 2020
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,459,300	1.67%	4.0	$1,180,803	1.94%	3.5	$982,587	2.35%	3.3	$973,318	2.50%	3.6
Maturities and repayments	(109,141)			(101,496)			(95,842)			(75,293)
Net amortization of (premiums)/discounts	(1,572)			(1,003)			(608)			(363)
Purchases:
Fixed-rate	223,804	1.31	5.9	379,793	1.04	5.4	297,024	1.06	5.9	77,455	1.29	5.0
Change in valuation on AFS securities	(22,490)			1,203			(2,358)			7,470
Ending balance - carrying value	$1,549,901	1.54	4.0	$1,459,300	1.67	4.0	$1,180,803	1.94	3.5	$982,587	2.35	3.3

	For the Six Months Ended
	March 31, 2021			March 31, 2020
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,180,803	1.94%	3.5	$936,487	2.67%	3.5
Maturities and repayments	(210,637)			(138,402)
Net amortization of (premiums)/discounts	(2,575)			(527)
Purchases:
Fixed-rate	603,597	1.14	5.6	163,222	1.91	4.2
Change in valuation on AFS securities	(21,287)			12,538
Ending balance - carrying value	$1,549,901	1.54	4.0	$973,318	2.50	3.6

Investment Securities - Investment securities, which consist of U.S. GSE debentures (primarily issued by FNMA, FHLMC, or Federal Home Loan Banks) and municipal investments, increased $165.9 million, from $380.1 million at September 30, 2020, to $546.0 million at March 31, 2021. Municipal investments totaled $5.4 million at March 31, 2021. The following tables summarize the activity of investment securities for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented. The beginning and ending WALs represent the estimated remaining principal repayment terms (in years) of the securities after projected call dates have been considered, based upon market rates at each date presented.

	For the Three Months Ended
	March 31, 2021			December 31, 2020			September 30, 2020			June 30, 2020
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$454,566	0.54%	1.0	$380,147	0.65%	1.7	$237,467	1.23%	0.8	$262,719	1.87%	0.3
Maturities, calls and sales	(3,325)			(50,900)			(102,115)			(125,000)
Net amortization of (premiums)/discounts	(18)			(14)			(54)			(80)
Purchases:
Fixed-rate	100,000	0.70	4.6	124,987	0.48	3.2	244,975	0.51	3.2	99,990	0.58	1.2
Change in valuation on AFS securities	(5,200)			346			(126)			(162)
Ending balance - carrying value	$546,023	0.56	3.6	$454,566	0.54	1.0	$380,147	0.65	1.7	$237,467	1.23	0.8

	For the Six Months Ended
	March 31, 2021			March 31, 2020
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$380,147	0.65%	1.7	$268,376	2.11%	0.8
Maturities, calls and sales	(54,225)			(131,300)
Net amortization of (premiums)/discounts	(32)			(29)
Purchases:
Fixed-rate	224,987	0.58	3.8	125,097	1.71	1.2
Change in valuation on AFS securities	(4,854)			575
Ending balance - carrying value	$546,023	0.56	3.6	$262,719	1.87	0.3

Liabilities

Deposits - Total deposits increased $459.5 million, or 7.4%, from September 30, 2020 to March 31, 2021. The increase was in non-maturity deposits, which increased $501.7 million, including a $241.1 million increase in checking accounts, a $183.4 million increase in money market accounts, and a $77.2 million increase in savings accounts. Retail/business certificates of deposit and public unit certificates of deposit decreased $36.1 million and $6.1 million, respectively, during the current year period. Customers moved some of the funds from maturing certificates to more liquid investment options such as the Bank's retail money market accounts.

The following table presents the amount, weighted average rate and percent of total for the components of our deposit portfolio at the dates presented.

	March 31, 2021			December 31, 2020			September 30, 2020
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Non-interest-bearing checking	$549,158	—%	8.2%	$494,375	—%	7.7%	$451,394	—%	7.3%
Interest-bearing checking	1,009,096	0.07	15.2	953,927	0.08	14.9	865,782	0.10	14.0
Savings	511,014	0.06	7.7	455,633	0.06	7.1	433,808	0.06	7.0
Money market	1,602,573	0.24	24.1	1,488,749	0.31	23.2	1,419,180	0.37	22.9
Retail/business certificates of deposit	2,730,354	1.55	41.1	2,777,948	1.68	43.3	2,766,461	1.83	44.7
Public unit certificates of deposit	248,670	0.45	3.7	240,210	0.64	3.8	254,783	0.74	4.1
	$6,650,865	0.73	100.0%	$6,410,842	0.84	100.0%	$6,191,408	0.95	100.0%

The following tables set forth scheduled maturity information for our certificates of deposit, including public unit certificates of deposit, along with associated weighted average rates, as of March 31, 2021.

	Amount Due
		More than	More than
	1 year	1 year to	2 years to 3	More than	Total
Rate range	or less	2 years	years	3 years	Amount	Rate
	(Dollars in thousands)
0.00 – 0.99%	$796,738	$154,580	$53,117	$66,028	$1,070,463	0.50%
1.00 – 1.99%	509,600	251,609	76,521	134,232	971,962	1.62
2.00 – 2.99%	282,968	426,895	183,936	42,546	936,345	2.38
3.00 – 3.99%	—	254	—	—	254	3.00
	$1,589,306	$833,338	$313,574	$242,806	$2,979,024	1.46

Percent of total	53.3%	28.0%	10.5%	8.2%
Weighted average rate	1.16	1.84	1.93	1.42
Weighted average maturity (in years)	0.5	1.5	2.5	3.7	1.2
Weighted average maturity for the retail/business certificate of deposit portfolio (in years)					1.3

	Amount Due
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)
Retail/business certificates of deposit less than $100,000	$193,497	$168,680	$306,494	$793,230	$1,461,901
Retail/business certificates of deposit of $100,000 or more	177,109	164,749	337,191	589,404	1,268,453
Public unit certificates of deposit of $100,000 or more	86,691	87,958	66,937	7,084	248,670
	$457,297	$421,387	$710,622	$1,389,718	$2,979,024

Borrowings - Total borrowings at March 31, 2021 were $1.58 billion, a decrease of $207.4 million, or 11.6%, from September 30, 2020. The decrease was due to not renewing borrowings that matured during the current year period. Cash flows from the deposit portfolio were used to pay off maturing borrowings.
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

	For the Three Months Ended
	March 31, 2021			December 31, 2020			September 30, 2020			June 30, 2020
		Effective			Effective			Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$1,740,000	2.26%	3.0	$1,790,000	2.31%	3.0	$1,990,000	2.29%	2.9	$2,090,000	2.25%	3.0
Maturities and prepayments:
FHLB advances	(315,000)	2.20		(350,000)	2.40		(440,000)	2.49		(200,000)	2.35
Repurchase agreements	—	—		—	—		(100,000)	2.53		—	—
New FHLB borrowings:
Fixed-rate	100,000	1.24	6.0	100,000	1.09	5.0	—	—	—	—	—	—
Interest rate swaps(1)	65,000	2.65	3.1	200,000	2.63	1.5	340,000	2.73	3.5	100,000	3.20	8.0
Ending balance	$1,590,000	1.94	3.3	$1,740,000	2.26	3.0	$1,790,000	2.31	3.0	$1,990,000	2.29	2.9

	For the Six Months Ended
	March 31, 2021			March 31, 2020
		Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$1,790,000	2.31%	3.0	$2,140,000	2.38%	2.6
Maturities and prepayments:
FHLB advances	(665,000)	2.30		(765,000)	2.43
New FHLB borrowings:
Fixed-rate	200,000	1.16	5.5	450,000	1.76	4.8
Interest rate swaps(1)	265,000	2.63	1.9	265,000	2.58	2.9
Ending balance	$1,590,000	1.94	3.3	$2,090,000	2.25	3.0

(1)Represents adjustable-rate FHLB advances for which the Bank has entered into interest rate swaps to hedge the variability in cash flows associated with the advances. The effective rate and WAM presented include the effect of the interest rate swaps.

Maturities - The following table presents the maturity of term borrowings, which consist entirely of FHLB advances, along with associated weighted average contractual and effective rates as of March 31, 2021. As discussed previously, the Bank terminated interest rate swaps with a notional amount of $200.0 million during the quarter ended March 31, 2021. In the table below, the $200.0 million of adjustable-rate FHLB advances previously tied to these terminated interest rate swaps are presented in the FHLB advances column as maturing in fiscal year 2022. Subsequent to March 31, 2021, the Bank prepaid $100.0 million of adjustable-rate FHLB advances that were related to the terminated swaps and replaced them with $100.0 million of fixed-rate FHLB advances with a weighted average rate of 0.69% and a weighted average term of 3.5 years.

	Term Borrowings Amount
Maturity by	FHLB	Interest rate	Total	Contractual	Effective
Fiscal Year	Advances	swaps(1)	Amount	Rate	Rate(2)
	(Dollars in thousands)
2021	$—	$440,000	$440,000	0.33%	2.84%
2022	200,000	—	200,000	0.35	0.35
2023	300,000	—	300,000	1.70	1.81
2024	100,000	—	100,000	3.39	3.39
2025	250,000	—	250,000	1.82	1.94
2026	200,000	—	200,000	0.95	1.35
2027	100,000	—	100,000	0.76	1.24
	$1,150,000	$440,000	$1,590,000	1.12	1.94

(1)Represents adjustable-rate FHLB advances for which the Bank has entered into interest rate swaps with a notional amount of $440.0 million to hedge the variability in cash flows associated with the advances. These advances are presented based on their contractual maturity dates and will be renewed periodically until the maturity or termination of the interest rate swaps. The expected WAL of the interest rate swaps was 3.9 years at March 31, 2021.
(2)The effective rate includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid.

The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail/business and public unit amounts, and term borrowings for the next four quarters as of March 31, 2021.

	Retail/ Business		Public Unit		Term
Maturity by	Certificate	Repricing	Certificate	Repricing	Borrowings	Repricing		Repricing
Quarter End	Amount	Rate	Amount	Rate	Amount(1)	Rate	Total	Rate
	(Dollars in thousands)
June 30, 2021	$370,606	1.41%	$86,691	0.31%	$—	—%	$457,297	1.20%
September 30, 2021	333,429	1.29	87,958	0.56	75,000	2.99	496,387	1.42
December 31, 2021	345,989	1.20	49,561	0.35	200,000	0.35	595,550	0.84
March 31, 2022	297,696	1.26	17,376	0.89	—	—	315,072	1.24
	$1,347,720	1.29	$241,586	0.45	$275,000	1.07	$1,864,306	1.15

(1)The maturity date for FHLB advances tied to interest rate swaps is based on the maturity date of the related interest rate swap. The term borrowings maturing in the December 31, 2021 quarter with a repricing rate of 0.35% are adjustable-rate advances that were previously tied to the terminated interest rate swaps discussed above. Of the $200.0 million maturing in the December 31, 2021 quarter, $100.0 million was prepaid in April 2021 and replaced with $100.0 million of advances with a weighted average rate of 0.69% and a weighted average term of 3.5 years. Management may prepay the remaining $100.0 million during the June 30, 2021 quarter.

Stockholders' Equity. Stockholders' equity was $1.28 billion at both March 31, 2021 and September 30, 2020. During the current year six month period, the Company paid cash dividends totaling $40.6 million and repurchased common stock totaling $1.5 million, partially offset by net income of $39.3 million. The cash dividends paid during the current year six month period totaled $0.30 per share and consisted of a $0.13 per share cash true-up dividend related to fiscal year 2020 earnings and two regular quarterly cash dividends of $0.085 per share. On April 20, 2021, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $11.5 million, payable on May 21, 2021 to stockholders of record as of the close of business on May 7, 2021. In the long run, management considers the Bank's equity to total assets ratio of at least 9% an appropriate level of capital. At March 31, 2021, this ratio was 12.0%.

At March 31, 2021, Capitol Federal Financial, Inc., at the holding company level, had $73.9 million in cash on deposit at the Bank. For fiscal year 2021, it is the intention of the Board of Directors to continue the payout of 100% of the Company's earnings to the Company's stockholders. Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company.

There remains $44.7 million authorized under the existing stock repurchase plan for additional purchases of the Company's common stock. Shares may be repurchased from time to time based upon market conditions, available liquidity and other factors. This plan has no expiration date; however, the FRB's existing approval for the Company to repurchase shares extends through August 2021.

The Company works to find multiple ways to provide stockholder value. This has primarily been through the payment of cash dividends and stock buybacks. The Company has maintained a policy of paying out 100% of its earnings to stockholders in the form of quarterly cash dividends and an annual cash true-up dividend in December of each year. In order to provide additional stockholder value, the Company paid a True Blue Capitol cash dividend of $0.25 per share in June for six consecutive years ending in 2019. Given the state of economic uncertainty and how that may play out with the credit risk exposure in the Bank's loan portfolio, the Company elected to defer the annual True Blue dividend in June 2020 and did not ask for a regulatory non-objection at that time to move capital from the Bank to the Company to pay that dividend. It is management's intention to ask for a regulatory non-objection at some point in the future to pay some level of this dividend when economic conditions are more certain. The Company paid the True Blue Capitol dividend primarily due to excess capital levels at the Company and Bank. The Company considers various business strategies and their impact on capital and asset measures on both a current and future basis, as well as regulatory capital levels and requirements, in determining the amount, if any, and timing of the True Blue dividend.

The following table presents regular quarterly cash dividends and special cash dividends paid in calendar years 2021, 2020, and 2019. The amounts represent cash dividends paid during each period. For the quarter ending June 30, 2021, the amount presented represents the dividend payable on May 21, 2021 to stockholders of record as of the close of business on May 7, 2021.

	Calendar Year
	2021		2020		2019
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$11,518	$0.085	$11,733	$0.085	$11,700	$0.085
Quarter ended June 30	11,518	0.085	11,733	0.085	11,708	0.085
Quarter ended September 30	—	—	11,733	0.085	11,713	0.085
Quarter ended December 31	—	—	11,514	0.085	11,731	0.085
True-up dividends paid	—	—	17,614	0.130	46,932	0.340
True Blue dividends paid	—	—	—	—	34,446	0.250
Calendar year-to-date dividends paid	$23,036	$0.170	$64,327	$0.470	$128,230	$0.930

Operating Results
The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2020	2020	2020	2020
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$57,285	$60,694	$64,315	$66,652	$69,613
MBS	5,429	5,710	5,425	5,616	5,866
FHLB stock	951	1,069	1,080	1,207	1,714
Investment securities	629	683	731	847	1,382
Cash and cash equivalents	40	51	55	59	380
Total interest and dividend income	64,334	68,207	71,606	74,381	78,955

Interest expense:
Deposits	12,529	14,067	15,299	16,533	17,804
Borrowings	8,732	10,327	10,624	11,561	12,483
Total interest expense	21,261	24,394	25,923	28,094	30,287

Net interest income	43,073	43,813	45,683	46,287	48,668

Provision for credit losses	(2,964)	(1,532)	—	—	22,075

Net interest income
(after provision for credit losses)	46,037	45,345	45,683	46,287	26,593

Non-interest income	12,477	5,070	4,985	4,439	4,671
Non-interest expense	32,653	27,067	27,176	26,164	26,164
Income tax expense	5,417	4,450	5,213	5,088	824
Net income	$20,444	$18,898	$18,279	$19,474	$4,276

Efficiency ratio	58.78%	55.37%	53.64%	51.58%	49.05%

Basic EPS	$0.15	$0.14	$0.13	$0.14	$0.03
Diluted EPS	0.15	0.14	0.13	0.14	0.03

Comparison of Operating Results for the Three Months Ended March 31, 2021 and December 31, 2020

For the quarter ended March 31, 2021, the Company recognized net income of $20.4 million, or $0.15 per share, compared to net income of $18.9 million, or $0.14 per share, for the quarter ended December 31, 2020. The increase was due primarily to an increase in non-interest income resulting mainly from the sale of Visa Class B shares, partially offset by an increase in non-interest expense due to the termination of $200.0 million of interest rate swaps. The net interest margin decreased four basis points, from 1.92% for the prior quarter to 1.88% for the current quarter. The decrease in the net interest margin was due mainly to a decrease in the loan portfolio and securities portfolio average yields, along with a change in asset mix as cash flows from the loan portfolio have been invested into lower yielding securities, partially offset by a decrease in the average cost of borrowings and deposits. Our net interest margin could continue to decrease if our interest-earning assets continue to reprice to lower market rates at a faster pace than our deposits and borrowings, and if we continue investing in lower yielding securities rather than reinvesting cash flows into the loan portfolio.

Interest and Dividend Income
The weighted average yield on total interest-earning assets decreased 17 basis points, from 2.98% for the prior quarter to 2.81% for the current quarter, while the average balance of interest-earning assets increased $30.1 million between the two periods. The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2021	2020	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$57,285	$60,694	$(3,409)	(5.6)%
MBS	5,429	5,710	(281)	(4.9)
FHLB stock	951	1,069	(118)	(11.0)
Investment securities	629	683	(54)	(7.9)
Cash and cash equivalents	40	51	(11)	(21.6)
Total interest and dividend income	$64,334	$68,207	$(3,873)	(5.7)

The decrease in interest income on loans receivable was due to a 14 basis point decrease in the weighted average portfolio yield and a $96.2 million decrease in the average balance. The weighted average yield on the loans receivable portfolio decreased from 3.41% for the prior quarter to 3.27% for the current quarter, due mainly to loans repricing to lower current market rates as a result of endorsements, refinances and adjustable-rate loan rate changes, along with a decrease in commercial loan deferred fee and discount recognition related to PPP loans and other commercial loan activity. One- to four-family correspondent loan payoff activity decreased during the current quarter compared to the prior quarter; thereby reducing the amount of premium amortization and reduction in the loan portfolio yield. Correspondent loan payoff activity remains at elevated levels compared to historical norms which was the primary reason for the decrease in the average balance of the loan portfolio during the current quarter.

The decrease in interest income on the MBS portfolio was due to a 25 basis point decrease in the weighted average yield, to 1.50% for the current quarter, due primarily to an increase in the impact of net premium amortization, along with purchases at lower market yields. This was partially offset by a $142.5 million increase in the average balance as a result of purchases, primarily utilizing excess cash flows from the loan portfolio and operating cash, along with funds from growth in the deposit portfolio that were not used to pay down borrowings.

Interest Expense
The weighted average rate paid on interest-bearing liabilities decreased 14 basis points, from 1.20% for the prior quarter to 1.06% for the current quarter, while the average balance of interest-bearing liabilities increased $48.1 million between the two periods. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2021	2020	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$12,529	$14,067	$(1,538)	(10.9)%
Borrowings	8,732	10,327	(1,595)	(15.4)
Total interest expense	$21,261	$24,394	$(3,133)	(12.8)
The decrease in interest expense on deposits was due primarily to a decrease in the weighted average rate paid on the retail/business certificate of deposit portfolio. The weighted average rate on the retail/business certificate of deposit portfolio decreased 15 basis points, to 1.61% for the current quarter. Management has generally reduced deposit offer rates as discussed above. See "Financial Condition - Liabilities" above for additional information on deposits.

The decrease in interest expense on borrowings was due primarily to not replacing term borrowings that matured during the current quarter and prior quarter, along with prepaying certain advances and replacing them at lower rates. Cash flows from the deposit portfolio were generally utilized to repay maturing term borrowings during the current and prior quarters. The average balance of borrowings decreased $171.9 million compared to the prior quarter.

Provision for Credit Losses
For the quarter ended March 31, 2021, the Bank recorded a negative provision for credit losses of $3.0 million, compared to a negative provision for credit losses of $1.5 million for the prior quarter. The negative provision in the current quarter was composed of a $2.7 million decrease in the ACL for loans and a $305 thousand decrease in reserves for off-balance sheet credit exposures. The $3.0 million negative provision for credit losses was due primarily to continued improvements in the economic forecast used in the model. See "Financial Condition - Asset Quality" above for additional discussion regarding management's evaluation of the adequacy of the Bank's ACL and reserves for off-balance sheet credit exposures at March 31, 2021.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2021	2020	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Gain on sale of Visa Class B shares	$7,386	$—	$7,386	N/A
Deposit service fees	2,814	2,947	(133)	(4.5)%
Insurance commissions	888	638	250	39.2
Other non-interest income	1,389	1,485	(96)	(6.5)
Total non-interest income	$12,477	$5,070	$7,407	146.1

During the current quarter, the Bank sold all of its Visa Class B shares, resulting in a $7.4 million gain. The increase in insurance commissions was due primarily to the receipt of annual contingent insurance commissions which were higher than what was anticipated and accrued.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2021	2020	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$13,397	$14,138	$(741)	(5.2)%
Information technology and related expense	4,599	4,233	366	8.6
Occupancy, net	3,523	3,379	144	4.3
Loss on interest rate swap termination	4,752	—	4,752	N/A
Regulatory and outside services	1,234	1,585	(351)	(22.1)
Advertising and promotional	1,484	838	646	77.1
Deposit and loan transaction costs	664	766	(102)	(13.3)
Federal insurance premium	634	621	13	2.1
Office supplies and related expense	463	424	39	9.2
Other non-interest expense	1,903	1,083	820	75.7
Total non-interest expense	$32,653	$27,067	$5,586	20.6

The decrease in salaries and employee benefits was due primarily to non-officer employee bonuses of $313 thousand paid during the prior quarter in appreciation of the hard work and dedication by our non-officer employees during these challenging times, along with a decrease in the number of working days compared to the prior quarter. The increase in information technology and related expense was due primarily to an increase in information technology professional services expense. As discussed previously, during the current quarter, the Bank terminated $200.0 million of interest rate swaps resulting in a loss of $4.8 million. The decrease in regulatory and outside services was due mainly to the timing of external audit expenses. The increase in advertising and promotional expenses was due to the timing of campaigns. The increase in other non-interest expense was due primarily to the write-down of a property that previously served as one of the Bank's branch locations, as management intends to sell the property.

The Company's efficiency ratio was 58.78% for the current quarter compared to 55.37% for the prior quarter. The change in the efficiency ratio was due primarily to higher non-interest expense, partially offset by an increase in non-interest income. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A higher value indicates that the financial institution is generating revenue with a proportionally higher level of expense, relative to the net interest margin.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$25,861	$23,348	$2,513	10.8%
Income tax expense	5,417	4,450	967	21.7
Net income	$20,444	$18,898	$1,546	8.2

Effective Tax Rate	20.9%	19.1%

The increase in income tax expense was due mainly to a higher effective tax rate compared to the prior quarter, as well as an increase in pretax income. The lower effective tax rate in the prior quarter was due primarily to true-ups related to the preparation of the September 30, 2020 federal and state tax returns.

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

	For the Three Months Ended
	March 31, 2021			December 31, 2020
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans	$6,134,527	$47,552	3.10%	$6,220,204	$50,005	3.22%
Commercial loans	766,972	8,559	4.46	770,096	9,404	4.78
Consumer loans	102,613	1,174	4.64	110,048	1,285	4.65
Total loans receivable(1)	7,004,112	57,285	3.27	7,100,348	60,694	3.41
MBS(2)	1,444,554	5,429	1.50	1,302,074	5,710	1.75
Investment securities(2)(3)	466,077	629	0.54	431,493	683	0.63
FHLB stock	77,391	951	4.98	85,187	1,069	4.99
Cash and cash equivalents	158,544	40	0.10	201,468	51	0.10
Total interest-earning assets	9,150,678	64,334	2.81	9,120,570	68,207	2.98
Other non-interest-earning assets	446,265			453,422
Total assets	$9,596,943			$9,573,992

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$1,459,964	183	0.05	$1,360,864	223	0.07
Savings	477,985	69	0.06	442,906	68	0.06
Money market	1,543,911	1,038	0.27	1,474,720	1,184	0.32
Retail/business certificates	2,753,439	10,917	1.61	2,745,836	12,178	1.76
Wholesale certificates	260,712	322	0.50	251,634	414	0.66
Total deposits	6,496,011	12,529	0.78	6,275,960	14,067	0.89
Borrowings(4)	1,603,459	8,732	2.19	1,775,380	10,327	2.30
Total interest-bearing liabilities	8,099,470	21,261	1.06	8,051,340	24,394	1.20
Other non-interest-bearing liabilities	213,602			240,476
Stockholders' equity	1,283,871			1,282,176
Total liabilities and stockholders' equity	$9,596,943			$9,573,992

Net interest income(5)		$43,073			$43,813
Net interest rate spread(6)			1.75			1.78
Net interest-earning assets	$1,051,208			$1,069,230
Net interest margin(7)			1.88			1.92
Ratio of interest-earning assets to interest-bearing liabilities			1.13x			1.13x

Selected performance ratios:
Return on average assets (annualized)			0.85%			0.79%
Return on average equity (annualized)			6.37			5.90
Average equity to average assets			13.38			13.39
Operating expense ratio(8)			1.36			1.13
Efficiency ratio(9)			58.78			55.37

(1)Balances are adjusted for unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS securities are adjusted for unamortized purchase premiums or discounts.
(3)The average balance of investment securities includes an average balance of nontaxable securities of $7.5 million and $9.1 million for the quarters ended March 31, 2021 and December 31, 2020, respectively.
(4)The FHLB advance amounts and rates included in this line include the effect of interest rate swaps and are net of deferred prepayment penalties.
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

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended March 31, 2021 to the three months ended December 31, 2020. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended
	March 31, 2021 vs. December 31, 2020
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(862)	$(2,547)	$(3,409)
MBS	585	(866)	(281)
Investment securities	52	(106)	(54)
FHLB stock	(118)	—	(118)
Cash and cash equivalents	(11)	—	(11)
Total interest-earning assets	(354)	(3,519)	(3,873)

Interest-bearing liabilities:
Checking	14	(53)	(39)
Savings	4	(3)	1
Money market	46	(193)	(147)
Certificates of deposit	53	(1,406)	(1,353)
Borrowings	(1,014)	(581)	(1,595)
Total interest-bearing liabilities	(897)	(2,236)	(3,133)

Net change in net interest income	$543	$(1,283)	$(740)

Comparison of Operating Results for the Six Months Ended March 31, 2021 and 2020

The Company recognized net income of $39.3 million, or $0.29 per share, for the six month period ended March 31, 2021 compared to net income of $26.8 million, or $0.19 per share, for the six month period ended March 31, 2020. The increase in net income was due primarily to recording a $22.3 million provision for credit losses during the prior year period compared to recording a negative provision for credit losses of $4.5 million in the current year period, partially offset by a decrease in net interest income and an increase in income tax expense. Net interest income decreased $10.5 million, or 10.8%, from the prior year period to $86.9 million for the current year period. The net interest margin decreased 29 basis points, from 2.19% for the prior year period to 1.90% for the current year period. The decrease in net interest income and net interest margin was due mainly to a decrease in asset yields, along with a change in asset mix as cash flows from the loan portfolio have been used to purchase lower yielding securities, partially offset by a decrease in the cost of deposits and borrowings.

Interest and Dividend Income
The weighted average yield on total interest-earning assets decreased 66 basis points, from 3.56% for the prior year period to 2.90% for the current year period, while the average balance of interest-earning assets increased $232.9 million. The decrease in the weighted average yield between periods was due primarily to a decrease in the loan portfolio yield and partially the securities portfolio yield, along with a change in asset mix as cash flows from the loan portfolio have been used to purchase lower yielding securities. The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2021	2020	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$117,979	$139,527	$(21,548)	(15.4)%
MBS	11,139	11,968	(829)	(6.9)
FHLB stock	2,020	3,540	(1,520)	(42.9)
Investment securities	1,312	2,889	(1,577)	(54.6)
Cash and cash equivalents	91	1,067	(976)	(91.5)
Total interest and dividend income	$132,541	$158,991	$(26,450)	(16.6)

The decrease in interest income on loans receivable was due mainly to a 39 basis point decrease in the weighted average yield on the portfolio, from 3.73% for the prior year period to 3.34% for the current year period, primarily on correspondent one- to four-family loans related to higher premium amortization due to increases in payoff and endorsement activity, as well as adjustable-rate loans repricing to lower market rates, endorsements and refinances of one- to four-family originated loans to lower market rates, and the origination of new loans at lower market rates. Additionally, the average balance of the portfolio decreased $407.1 million compared to the prior year period. The majority of the decrease in the average balance of the loan portfolio between periods was due to a reduction in the correspondent one-to four-family loan portfolio. We suspended accepting new applications for these loans from mid-March 2020 to mid-June 2020, in part, to manage the influx of refinance requests from existing customers in our local market areas during that time period while also managing underwriting concerns on correspondent loans early in the COVID-19 pandemic. Additionally, after lifting the suspension, there were, and continues to be, historically high levels of prepayments due to refinance activity.

The decrease in interest income on the MBS portfolio was due to a 96 basis point decrease in the weighted average yield to 1.62% for the current year period as a result of new purchases at lower market yields and the repricing of existing adjustable-rate MBS to lower market yields, partially offset by a $445.6 million increase in the average balance of the portfolio.

The decrease in dividend income on FHLB stock was due mainly to a decrease in the dividend rate paid by FHLB, along with a decrease in the average balance of FHLB stock. The average balance decreased as the Bank did not replace certain maturing FHLB advances between periods, which reduced the amount of FHLB stock owned by the Bank per FHLB requirements.

The decrease in interest income on investment securities was due to a 146 basis point decrease in the weighted average yield to 0.58% for the current year period as a result of new purchases at lower market yields, partially offset by a $165.8 million increase in the average balance of the portfolio.

The decrease in interest income on cash and cash equivalents was due to a decrease in the yield earned on cash held at the FRB of Kansas City, partially offset by a $46.3 million increase in the average balance.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities decreased 44 basis points, from 1.57% for the prior year period to 1.13% for the current period, while the average balance of interest-bearing liabilities increased $248.9 million. The increase in the average balance was primarily in money market and checking accounts, partially offset by a decrease in borrowings. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2021	2020	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$26,596	$35,766	$(9,170)	(25.6)%
Borrowings	19,059	25,860	(6,801)	(26.3)
Total interest expense	$45,655	$61,626	$(15,971)	(25.9)

The decrease in interest expense on deposits was due mainly to a decrease in the weighted average rate paid on retail/business certificates of deposit, money market accounts, and wholesale certificates of deposit, which decreased by 42 basis points, 38 basis points, and 152 basis points, respectively. Since the onset of the COVID-19 pandemic, retail/business certificates of deposit have been gradually repricing downward as they renew or are replaced at lower offered rates and rates on money market accounts have been lowered.

The decrease in interest expense on borrowings was due primarily to a $514.5 million decrease in the average balance, as certain maturing FHLB advances and repurchase agreements were not replaced and the Bank paid down its FHLB line of credit with funds generated from the deposit portfolio. Additionally, the decrease in interest expense on borrowings was due to the impact of prepaying certain FHLB advances during the current and prior periods.
Provision for Credit Losses
The Bank recorded a negative provision for credit losses during the current year period of $4.5 million, compared to a $22.3 million provision for credit losses during the prior year period. See "Financial Condition - Asset Quality" above for additional discussion regarding management's evaluation of the adequacy of the Bank's ACL and reserves for off-balance sheet credit exposures at March 31, 2021.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2021	2020	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Gain on sale of Visa Class B shares	$7,386	$—	$7,386	N/A
Deposit service fees	5,761	5,845	(84)	(1.4)%
Insurance commissions	1,526	1,091	435	39.9
Other non-interest income	2,874	3,239	(365)	(11.3)
Total non-interest income	$17,547	$10,175	$7,372	72.5

During the current year period, the Bank sold its Visa Class B Shares, resulting in a $7.4 million gain. The increase in insurance commissions was due primarily to an increase in annual contingent insurance commissions received compared to the prior year period. The decrease in other non-interest income was mainly the result of a decrease in income from BOLI compared to the prior year period due to a reduction in the yield and lower death benefit receipts between the two periods.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2021	2020	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$27,535	$26,706	$829	3.1%
Information technology and related expense	8,832	8,409	423	5.0
Occupancy, net	6,902	6,656	246	3.7
Loss on interest rate swap termination	4,752	—	4,752	N/A
Regulatory and outside services	2,819	2,640	179	6.8
Advertising and promotional	2,322	2,769	(447)	(16.1)
Deposit and loan transaction costs	1,430	1,389	41	3.0
Federal insurance premium	1,255	—	1,255	N/A
Office supplies and related expense	887	1,111	(224)	(20.2)
Other non-interest expense	2,986	2,984	2	0.1
Total non-interest expense	$59,720	$52,664	$7,056	13.4

The increase in salaries and employee benefits was due primarily to an increase in loan commissions, an increase in full-time equivalent employees, and higher non-officer related bonuses paid in the current year period. The increase in information technology and related expense was due mainly to an increase in information technology professional services expense. During the current year period, the Bank terminated interest rate swaps designated as cash flow hedges with a notional amount of $200.0 million which were tied to FHLB advances totaling $200.0 million. Since it was management's intention to prepay the related FHLB advances, the previously-forecasted transactions subject to the cash flow hedges are no longer expected to occur. Therefore, the termination of the interest rate swaps resulted in the reclassification of unrealized losses totaling $4.8 million from AOCI into earnings. The decrease in advertising and promotional expenses was due mainly to the timing of campaigns. The increase in the federal insurance premium was due mainly to the Bank utilizing an assessment credit from the Federal Deposit Insurance Corporation ("FDIC") during the prior year period.

The Company's efficiency ratio was 57.19% for the current period compared to 48.97% for the prior year period. The change in the efficiency ratio was due to higher non-interest expense, partially offset by an increase non-interest income in the current year period compared to the prior year period. Management continues to strive to control operating costs. The increase in the efficiency ratio in the current period was due primarily to the loss on the termination of interest rate swaps, which was a unique transaction during the current period, along with higher federal insurance premium expense as the Bank utilized an assessment credit from the FDIC during the prior year period.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$49,209	$32,576	$16,633	51.1%
Income tax expense	9,867	5,789	4,078	70.4
Net income	$39,342	$26,787	$12,555	46.9

Effective Tax Rate	20.1%	17.8%

The increase in income tax expense was due primarily to higher pretax income in the current year period, as well as a higher effective tax rate compared to the prior year period. The effective tax rate was lower in the prior year period due primarily to a discrete benefit recognized in the prior year period related to certain BOLI policies that were acquired in fiscal year 2018. Management anticipates the effective income tax rate for fiscal year 2021 will be approximately 21%.

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

	For the Six Months Ended
	March 31, 2021			March 31, 2020
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans	$6,177,836	$97,557	3.16%	$6,568,525	$117,199	3.57%
Commercial loans	768,552	17,963	4.62	762,799	18,652	4.81
Consumer loans	106,371	2,459	4.64	128,491	3,676	5.72
Total loans receivable(1)	7,052,759	117,979	3.34	7,459,815	139,527	3.73
MBS(2)	1,372,531	11,139	1.62	926,969	11,968	2.58
Investment securities(2)(3)	448,595	1,312	0.58	282,759	2,889	2.04
FHLB stock	81,332	2,020	4.98	99,128	3,540	7.14
Cash and cash equivalents	180,242	91	0.10	133,908	1,067	1.57
Total interest-earning assets	9,135,459	132,541	2.90	8,902,579	158,991	3.56
Other non-interest-earning assets	449,883			441,199
Total assets	$9,585,342			$9,343,778

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$1,409,870	407	0.06	$1,096,466	351	0.06
Savings	460,252	136	0.06	361,592	153	0.08
Money market	1,508,935	2,222	0.30	1,190,938	4,044	0.68
Retail/business certificates	2,749,596	23,094	1.68	2,686,028	28,215	2.10
Wholesale certificates	256,123	737	0.58	286,328	3,003	2.10
Total deposits	6,384,776	26,596	0.84	5,621,352	35,766	1.27
Borrowings(4)	1,690,363	19,059	2.25	2,204,903	25,860	2.33
Total interest-bearing liabilities	8,075,139	45,655	1.13	7,826,255	61,626	1.57
Other non-interest-bearing liabilities	227,189			194,698
Stockholders' equity	1,283,014			1,322,825
Total liabilities and stockholders' equity	$9,585,342			$9,343,778

Net interest income(5)		$86,886			$97,365
Net interest rate spread(6)			1.77			1.99
Net interest-earning assets	$1,060,320			$1,076,324
Net interest margin(7)			1.90			2.19
Ratio of interest-earning assets to interest-bearing liabilities			1.13x			1.14x

Selected performance ratios:
Return on average assets (annualized)			0.82%			0.57%
Return on average equity (annualized)			6.13			4.05
Average equity to average assets			13.39			14.16
Operating expense ratio(8)			1.25			1.13
Efficiency ratio(9)			57.19			48.97

(1)Balances are adjusted for unearned loan fees and deferred costs.  Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS securities are adjusted for unamortized purchase premiums or discounts.
(3)The average balance of investment securities includes an average balance of nontaxable securities of $8.3 million and $16.1 million for the six months ended March 31, 2021 and March 31, 2020, respectively.
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

	For the Six Months Ended
	March 31, 2021 vs. March 31, 2020
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(7,196)	$(14,352)	$(21,548)
MBS	4,547	(5,376)	(829)
Investment securities	1,149	(2,726)	(1,577)
FHLB stock	(568)	(952)	(1,520)
Cash and cash equivalents	273	(1,249)	(976)
Total interest-earning assets	(1,795)	(24,655)	(26,450)

Interest-bearing liabilities:
Checking	91	(36)	55
Savings	35	(51)	(16)
Money market	872	(2,694)	(1,822)
Certificates of deposit	337	(7,724)	(7,387)
Borrowings	(4,689)	(2,112)	(6,801)
Total interest-bearing liabilities	(3,354)	(12,617)	(15,971)

Net change in net interest income	$1,559	$(12,038)	$(10,479)

Comparison of Operating Results for the Three Months Ended March 31, 2021 and 2020
For the quarter ended March 31, 2021, the Company recognized net income of $20.4 million, or $0.15 per share, compared to net income of $4.3 million, or $0.03 per share for the quarter ended March 31, 2020. The increase in net income was due to recording a $22.1 million provision for credit losses during the prior year quarter compared to recording a negative provision for credit losses of $3.0 million in the current quarter, partially offset by a decrease in net interest income and an increase in income tax expense. The net interest margin decreased 31 basis points, from 2.19% for the prior year quarter to 1.88% for the current quarter. The decrease in the net interest margin was due mainly to a decrease in asset yields, along with a change in asset mix as cash flows from the loan portfolio have been used to purchase lower yielding securities, partially offset by a decrease in the cost of deposits and borrowings.

Interest and Dividend Income
The weighted average yield on total interest-earning assets decreased 74 basis points, from 3.55% for the prior year quarter to 2.81% for the current quarter, while the average balance of interest-earning assets increased $264.0 million. The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2021	2020	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$57,285	$69,613	$(12,328)	(17.7)%
MBS	5,429	5,866	(437)	(7.4)
FHLB stock	951	1,714	(763)	(44.5)
Investment securities	629	1,382	(753)	(54.5)
Cash and cash equivalents	40	380	(340)	(89.5)
Total interest and dividend income	$64,334	$78,955	$(14,621)	(18.5)

The decrease in interest income on loans receivable was due mainly to a 45 basis point decrease in the weighted average yield, from 3.72% for the prior year quarter to 3.27% for the current quarter, along with a $476.0 million decrease in the average balance. The decrease in the weighted average yield was due primarily to an increase in premium amortization related to correspondent loans as a result of an increase in payoff and endorsement activity. The decrease in the average balance was due primarily to a decrease in the balance of correspondent one- to four-family loans.

The decrease in interest income on the MBS portfolio was due primarily to a 105 basis point decrease in the weighted average yield on the portfolio, from 2.55% for the prior year quarter to 1.50% for the current quarter resulting from the purchase of MBS at market rates lower than the existing portfolio and the repricing of existing adjustable-rate MBS to lower market yields, partially offset by a $524.1 million, or 56.9%, increase in the average balance of the portfolio.

The decrease in dividend income on FHLB stock was due to a decrease in the dividend rate paid by FHLB, along with a decrease in the average balance of FHLB stock. The average balance decreased as the Bank did not replace certain maturing FHLB advances between periods, which reduced the amount of FHLB stock owned by the Bank per FHLB requirements.

The decrease in interest income on investment securities was due to a 143 basis point decrease in the weighted average yield on the portfolio, from 1.97% for the prior year quarter to 0.54% for the current quarter as a result of new purchases at lower market yields, partially offset by a $185.2 million increase in the average balance of the portfolio.

The decrease in interest income on cash and cash equivalents was due mainly to a decrease in the yield on cash held at the FRB of Kansas City, partially offset by an increase in the average balance of operating cash.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities decreased 49 basis points, from 1.55% for the prior year quarter to 1.06% for the current quarter, while the average balance of interest-bearing liabilities increased $254.1 million. The following table presents the components of interest expense for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2021	2020	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$12,529	$17,804	$(5,275)	(29.6)%
Borrowings	8,732	12,483	(3,751)	(30.0)
Total interest expense	$21,261	$30,287	$(9,026)	(29.8)

The decrease in interest expense on deposits was due mainly to a decrease in the weighted average rate paid on retail/business certificates of deposit, money market accounts, and wholesale certificates of deposit, which decreased by 50 basis points, 39 basis points, and 148 basis points, respectively. Since the onset of the COVID-19 pandemic, retail/business certificates of deposit have been gradually repricing downward as they renew or are replaced at lower offered rates and rates on money market accounts have been lowered.

The decrease in interest expense on borrowings was due primarily to a $572.7 million decrease in the average balance, as certain maturing FHLB advances and repurchase agreements were not replaced and the Bank paid down its FHLB line of credit with funds generated from the deposit portfolio. Additionally, the decrease in interest expense on borrowings was due to the impact of prepaying certain FHLB advances and replacing them at lower rates.

Provision for Credit Losses
The Bank recorded a negative provision for credit losses during the current quarter of $3.0 million, compared to a $22.1 million provision for credit losses during the prior year quarter. See "Financial Condition - Asset Quality" above for additional discussion regarding management's evaluation of the adequacy of the Bank's ACL and reserves for off-balance sheet credit exposures at March 31, 2021.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2021	2020	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Gain on sale of Visa Class B shares	$7,386	$—	$7,386	N/A
Deposit service fees	2,814	2,783	31	1.1%
Insurance commissions	888	400	488	122.0
Other non-interest income	1,389	1,488	(99)	(6.7)
Total non-interest income	$12,477	$4,671	$7,806	167.1

During the current quarter, the Bank sold its Visa Class B Shares, resulting in a $7.4 million gain. The increase in insurance commissions was due primarily to an increase in annual contingent insurance commissions received compared to the prior year quarter.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2021	2020	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$13,397	$13,235	$162	1.2%
Information technology and related expense	4,599	4,268	331	7.8
Occupancy, net	3,523	3,449	74	2.1
Loss on interest rate swap termination	4,752	—	4,752	N/A
Regulatory and outside services	1,234	1,297	(63)	(4.9)
Advertising and promotional	1,484	1,359	125	9.2
Deposit and loan transaction costs	664	678	(14)	(2.1)
Federal insurance premium	634	—	634	N/A
Office supplies and related expense	463	592	(129)	(21.8)
Other non-interest expense	1,903	1,286	617	48.0
Total non-interest expense	$32,653	$26,164	$6,489	24.8

The increase in information technology and related expense was due mainly to an increase in information technology professional services expense. As discussed previously, during the current quarter, the Bank terminated $200.0 million of interest rate swaps resulting in a loss of $4.8 million. The increase in the federal insurance premium was due mainly to the Bank utilizing an assessment credit from the FDIC during the prior year quarter. The increase in other non-interest expense was due primarily to the write-down of a property that previously served as one of the Bank's branch locations, as management intends to sell the property.

The Company's efficiency ratio was 58.78% for the current quarter compared to 49.05% for the prior year quarter. The change in the efficiency ratio was due primarily to higher non-interest expense, partially offset by an increase in non-interest income.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$25,861	$5,100	$20,761	407.1%
Income tax expense	5,417	824	4,593	557.4
Net income	$20,444	$4,276	$16,168	378.1

Effective Tax Rate	20.9%	16.2%

The increase in income tax expense was due primarily to higher pretax income in the current quarter.

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

	For the Three Months Ended
	March 31, 2021			March 31, 2020
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans	$6,134,527	$47,552	3.10%	$6,594,029	$58,838	3.57%
Commercial loans	766,972	8,559	4.46	759,328	8,994	4.69
Consumer loans	102,613	1,174	4.64	126,710	1,781	5.65
Total loans receivable(1)	7,004,112	57,285	3.27	7,480,067	69,613	3.72
MBS(2)	1,444,554	5,429	1.50	920,419	5,866	2.55
Investment securities(2)(3)	466,077	629	0.54	280,911	1,382	1.97
FHLB stock	77,391	951	4.98	99,879	1,714	6.90
Cash and cash equivalents	158,544	40	0.10	105,381	380	1.43
Total interest-earning assets	9,150,678	64,334	2.81	8,886,657	78,955	3.55
Other non-interest-earning assets	446,265			454,687
Total assets	$9,596,943			$9,341,344

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$1,459,964	183	0.05	$1,107,232	181	0.07
Savings	477,985	69	0.06	365,554	74	0.08
Money market	1,543,911	1,038	0.27	1,208,521	1,981	0.66
Retail/business certificates	2,753,439	10,917	1.61	2,691,029	14,103	2.11
Wholesale certificates	260,712	322	0.50	296,828	1,465	1.98
Total deposits	6,496,011	12,529	0.78	5,669,164	17,804	1.26
Borrowings(4)	1,603,459	8,732	2.19	2,176,166	12,483	2.29
Total interest-bearing liabilities	8,099,470	21,261	1.06	7,845,330	30,287	1.55
Other non-interest-bearing liabilities	213,602			183,018
Stockholders' equity	1,283,871			1,312,996
Total liabilities and stockholders' equity	$9,596,943			$9,341,344

Net interest income(5)		$43,073			$48,668
Net interest rate spread(6)			1.75			2.00
Net interest-earning assets	$1,051,208			$1,041,327
Net interest margin(7)			1.88			2.19
Ratio of interest-earning assets to interest-bearing liabilities			1.13x			1.13x

Selected performance ratios:
Return on average assets (annualized)			0.85%			0.18%
Return on average equity (annualized)			6.37			1.30
Average equity to average assets			13.38			14.06
Operating expense ratio(8)			1.36			1.12
Efficiency ratio(9)			58.78			49.05

(1)Balances are adjusted for unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS securities are adjusted for unamortized purchase premiums or discounts.
(3)The average balance of investment securities includes an average balance of nontaxable securities of $7.5 million and $15.0 million for the three months ended March 31, 2021 and March 31, 2020, respectively.
(4)The FHLB advance amounts and rates included in this line include the effect of interest rate swaps and are net of deferred prepayment penalties.
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

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended March 31, 2021 to the three months ended March 31, 2020. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended March 31,
	2021 vs. 2020
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(4,183)	$(8,145)	$(12,328)
MBS	2,544	(2,981)	(437)
Investment securities	596	(1,349)	(753)
FHLB stock	(342)	(421)	(763)
Cash and cash equivalents	126	(466)	(340)
Total interest-earning assets	(1,259)	(13,362)	(14,621)

Interest-bearing liabilities:
Checking	48	(46)	2
Savings	19	(24)	(5)
Money market	434	(1,377)	(943)
Certificates of deposit	129	(4,458)	(4,329)
Borrowings	(2,750)	(1,001)	(3,751)
Total interest-bearing liabilities	(2,120)	(6,906)	(9,026)

Net change in net interest income	$861	$(6,456)	$(5,595)

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

If management observes unusual trends in the amount and frequency of line of credit utilization and/or short-term borrowings, the Bank will likely utilize long-term wholesale borrowing sources such as FHLB advances and/or repurchase agreements to provide long-term, fixed-rate funding. The maturities of these long-term borrowings are generally staggered in order to mitigate the risk of a highly negative cash flow position at maturity. The Bank's internal policy limits total borrowings to 55% of total assets. At March 31, 2021, the Bank had total borrowings, at par, of $1.59 billion, or approximately 16% of total assets, all of which were FHLB advances.

The amount of FHLB borrowings outstanding at March 31, 2021 was $1.59 billion, of which $640.0 million were advances scheduled to mature in the next 12 months, including $440.0 million of one-year floating-rate FHLB advances tied to interest rate swaps. All FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB.

At March 31, 2021, the Bank had no repurchase agreements. The Bank may enter into repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to the total borrowings internal policy limit of 55% as discussed above.

The Bank could utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At March 31, 2021, the Bank had $1.72 billion of securities that were eligible but unused as collateral for borrowing or other liquidity needs.

The Bank has access to other sources of funds for liquidity purposes, such as brokered and public unit certificates of deposit. As of March 31, 2021, the Bank's policy allowed for combined brokered and public unit certificates of deposit up to 15% of total deposits. At March 31, 2021, the Bank did not have any brokered certificates of deposit, and public unit certificates of deposit were approximately 4% of total deposits. The Bank had pledged securities with an estimated fair value of $311.5 million as collateral for public unit certificates of deposit at March 31, 2021. The securities pledged as collateral for public unit certificates of deposit are held under joint custody with FHLB and generally will be released upon deposit maturity.

At March 31, 2021, $1.59 billion of the Bank's certificate of deposit portfolio was scheduled to mature within the next 12 months, including $241.6 million of public unit certificates of deposit. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products of the Bank at prevailing rates, although no assurance can be given in this regard.  We also anticipate the majority of the maturing public unit certificates of deposit will be replaced with similar wholesale funding products, depending on availability and pricing.

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

The following table presents the contractual maturities of our loan, MBS, and investment securities portfolios at March 31, 2021, along with associated weighted average yields. Loans and securities which have adjustable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses. As of March 31, 2021, the amortized cost of investment securities in our portfolio which are callable or have pre-refunding dates within one year was $377.0 million.

	Loans(1)		MBS		Investment Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Amounts due:
Within one year	$151,503	3.86%	$1,722	2.73%	$4,226	1.75%	$157,451	3.79%

After one year:
Over one to two years	124,686	3.80	12,432	1.50	1,264	1.95	138,382	3.58
Over two to three years	56,004	4.56	14,436	1.89	74,991	0.36	145,431	2.13
Over three to five years	160,248	4.15	51,787	2.84	465,542	0.58	677,577	1.60
Over five to ten years	738,333	3.64	291,757	1.80	—	—	1,030,090	3.12
Over ten to fifteen years	1,602,985	2.97	909,136	1.27	—	—	2,512,121	2.35
After fifteen years	4,159,400	3.40	268,631	1.91	—	—	4,428,031	3.31
Total due after one year	6,841,656	3.36	1,548,179	1.53	541,797	0.56	8,931,632	2.87
	$6,993,159	3.37	$1,549,901	1.54	$546,023	0.56	$9,089,083	2.89

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

The maximum balance of short-term FHLB borrowings outstanding at any month-end during the six months ended March 31, 2021 was $840.0 million, and the average balance of short-term FHLB borrowings outstanding during this period was $731.7 million at a weighted average contractual rate of 0.56%. The balance of short-term FHLB borrowings outstanding at March 31, 2021 was $640.0 million, at a weighted average contractual rate of 0.34%. Short-term FHLB borrowings for this purpose are defined as those with maturity dates within the next 12 months.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits had or are expected to have a materially adverse effect on the Company's consolidated financial statements for the quarter ended March 31, 2021, or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action ("PCA"). Qualifying institutions that elect to use the CBLR framework, such as the Bank and the Company, that maintain the required minimum leverage ratio will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the capital requirements for the well capitalized category under the agencies' PCA framework. As of March 31, 2021, the Bank's CBLR was 12.2% and the Company's CBLR was 13.4%, which exceeded the minimum requirements. See "Part I, Item 1. Business - Regulation and Supervision - Regulatory Capital Requirements" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2020 for additional information related to regulatory capital.

The following table presents a reconciliation of equity under GAAP to regulatory capital amounts, as of March 31, 2021, for the Bank and the Company (dollars in thousands):

	Bank	Company
Total equity as reported under GAAP	$1,164,295	$1,278,595
AOCI	18,953	18,953
Goodwill and other intangibles, net of associated deferred taxes	(13,072)	(13,072)
Total tier 1 capital	$1,170,176	$1,284,476

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

Qualitative Disclosure about Market Risk
At March 31, 2021, the Bank's gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $(652.3) million, or (6.7)% of total assets, compared to $86.8 million, or 0.9% of total assets, at December 31, 2020. The decrease in the one-year gap amount was due primarily to higher interest rates as of March 31, 2021 compared to December 31, 2020. As interest rates increase, borrowers have less economic incentive to refinances their mortgages and agency debt issuers have less economic incentive or opportunity to exercise their call options in order to issue new debt at lower interest rates, resulting in lower projected cash flows on these assets. In addition, the decrease was due to an increase in non-maturity deposits during the quarter. In the Bank's interest rate risk model, short-term increases in non-maturity deposits are assumed to be unstable and thus are not considered to be long-term core deposits. As a result, these deposits are assumed to reprice in the short term. This resulted in an increase in the amount of liabilities repricing in the one-year horizon.

The majority of interest-earning assets anticipated to reprice in the coming year are repayments and prepayments on one- to four-family loans and MBS, both of which include the option to prepay without a fee being paid by the contract holder. The amount of interest-bearing liabilities expected to reprice in a given period is not typically impacted significantly by changes in interest rates, but did increase this quarter, because the Bank's borrowings and certificate of deposit portfolios have contractual maturities and generally cannot be terminated early without a prepayment penalty. If interest rates were to increase 200 basis points, as of March 31, 2021, the Bank's one-year gap is projected to be $(1.32) billion, or (13.6)% of total assets. The decrease in the gap compared to when there is no change in rates is due to lower anticipated net cash flows primarily due to lower repayments on mortgage-related assets in the higher rate environment. This compares to a one-year gap of $(995.3) million, or (10.36)% of total assets, if interest rates were to have increased 200 basis points as of December 31, 2020.

During the current quarter, loan repayments totaled $606.9 million and cash flows from the securities portfolio totaled $112.5 million. The majority of these cash flows were reinvested into new loans and securities at current market interest rates. Total cash flows from term liabilities that matured and/or repriced into current market interest rates during the current quarter were $542.6 million, including $150.0 million in term borrowings. These offsetting cash flows allow the Bank to manage its interest rate risk and gap position more precisely than if the Bank did not have offsetting cash flows due to its mix of assets or maturity structure of liabilities.

The Bank primarily uses long-term fixed-rate borrowings with no embedded options to lengthen the average life of the Bank's liabilities. The fixed-rate characteristics of these borrowings lock-in the cost until maturity and thus decrease the amount of liabilities repricing as interest rates move higher compared to funding with lower-cost short-term borrowings. These borrowings are laddered in order to prevent large amounts of liabilities repricing in any one period. The WAL of the Bank's term borrowings as of March 31, 2021 was 2.3 years. However, including the impact of interest rate swaps related to $440.0 million of adjustable-rate FHLB advances, the WAL of the Bank's term borrowings as of March 31, 2021 was 3.3 years. The interest rate swaps effectively convert the adjustable-rate borrowings into long-term, fixed-rate liabilities.

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

With the significant decrease in interest rates during calendar year 2020, the Bank decreased its rates on certificates of deposit and money market accounts on pace with competitors in its market areas. The Bank will continue to adjust rates as market conditions allow.

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

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$1,759,790	$1,732,589	$1,006,908	$2,484,635	$6,983,922
Securities(2)	484,094	445,444	689,337	471,845	2,090,720
Other interest-earning assets	121,258	—	—	—	121,258
Total interest-earning assets	2,365,142	2,178,033	1,696,245	2,956,480	9,195,900

Interest-bearing liabilities:
Non-maturity deposits(3)	1,151,749	414,891	353,820	1,825,286	3,745,746
Certificates of deposit	1,589,306	1,147,136	242,134	448	2,979,024
Borrowings(4)	276,401	467,940	653,134	231,139	1,628,614
Total interest-bearing liabilities	3,017,456	2,029,967	1,249,088	2,056,873	8,353,384

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(652,314)	$148,066	$447,157	$899,607	$842,516

Cumulative excess of interest-earning assets over
interest-bearing liabilities	$(652,314)	$(504,248)	$(57,091)	$842,516

Cumulative excess of interest-earning assets over interest-bearing liabilities as a percent of total Bank assets at:
March 31, 2021	(6.73)%	(5.20)%	(0.59)%	8.69%
September 30, 2020	4.58

Cumulative one-year gap - interest rates +200 bps at:
March 31, 2021	(13.58)
September 30, 2020	(6.44)

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
(2)MBS reflect projected prepayments at amortized cost. Investment securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of March 31, 2021, at amortized cost.
(3)Although the Bank's checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts is based on assumptions developed from our actual experiences with these accounts. If all of the Bank's checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $3.25 billion, for a cumulative one-year gap of (33.5)% of total assets.
(4)Borrowings exclude deferred prepayment penalty costs. Included in this line item are $440.0 million of FHLB adjustable-rate advances with interest rate swaps. The repricing for these liabilities is projected to occur at the maturity date of each interest rate swap.

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

Change	Net Interest Income At
(in Basis Points)	March 31, 2021			September 30, 2020
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
000 bp	$186,156	$—	—%	$183,596	$—	—%
+100 bp	188,988	2,832	1.52	188,084	4,488	2.44
+200 bp	188,894	2,738	1.47	188,417	4,821	2.63
+300 bp	187,566	1,410	0.76	186,441	2,845	1.55

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The net interest income projection was higher in the base case scenario at March 31, 2021 compared to September 30, 2020 due to a decrease in the interest expense projection on deposits and borrowings. The decrease in the deposit expense projection was due primarily to a decrease in the cost of deposits at March 31, 2021 compared to September 30, 2020. This was partially offset by an increase in the balance of deposits. The projected expense on borrowings was due primarily to the restructuring of the borrowings portfolio and a lower balance of borrowings compared to September 30, 2020. The Bank terminated two interest rate swaps during the quarter, leaving the adjustable-rate advances outstanding. This resulted in a significant decrease in the effective cost of the borrowings portfolio. In addition, the Bank modified $200.0 million of fixed-rate advances during the fiscal year into lower costing long-term fixed-rate advances.

The lower interest expense projection was offset by a lower income projection on the Bank's loan portfolio. As a result of the low level of interest rates during the current fiscal year, the Bank continued to see a decrease in the yield on loans receivable due to refinances and endorsements. In addition, the Bank experienced a decrease in the overall balance of the loans receivable portfolio, resulting in these cash flows being deployed into lower yielding securities.

The net interest income projections increase from the base case in all rising interest rate scenarios at March 31, 2021 and September 30, 2020. The increase in net interest income projection was smaller at March 31, 2021 compared to September 30, 2020, due primarily to a decrease in the gap during the quarter. The positive impact of rising interest rates is diminished as interest rates increase. Higher interest rates decreased the projected cash flows from the Bank's mortgage-related assets, thus decreasing the positive impact of rising interest rates compared to the base case. In addition, the negative gap results in liabilities repricing at a faster pace in the rising interest rate scenarios.

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

Change	Market Value of Portfolio Equity At
(in Basis Points)	March 31, 2021			September 30, 2020
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
000 bp	$1,525,744	$—	—%	$1,301,409	$—	—%
+100 bp	1,405,477	(120,267)	(7.88)	1,290,877	(10,532)	(0.81)
+200 bp	1,213,376	(312,368)	(20.47)	1,157,368	(144,041)	(11.07)
+300 bp	1,004,068	(521,676)	(34.19)	967,997	(333,412)	(25.62)

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The percentage change in the Bank's MVPE at March 31, 2021 and September 30, 2020 was negative in all scenarios. The negative impact to the Bank's MVPE is greater at March 31, 2021 compared to September 30, 2020. This change was due primarily to an increase in the duration of the Bank's mortgage-related assets at March 31, 2021 compared to September 30, 2020. This was due in part to higher interest rates at March 31, 2021. As interest rates increase, borrowers have less economic incentive to refinance their mortgages and agency debt issuers have less economic incentive or opportunity to exercise their call options in order to issue new debt at lower interest rates, resulting in lower projected cash flows on these assets. As interest rates increase in the rising rate scenarios, repayments on mortgage-related assets are more likely to decrease and only be realized through significant changes in borrowers' lives such as divorce, death, job-related relocations, or other events as there is less economic incentive for borrowers to prepay their debt, resulting in an increase in the average life of mortgage-related assets. Similarly, call projections for the Bank's callable agency debentures decrease as interest rates rise, which results in cash flows related to these assets moving closer to the contractual maturity dates. The higher expected average lives of these assets, relative to the assumptions in the base case interest rate environment, increases the sensitivity of their market value to changes in interest rates. In addition, as mortgage loans are refinanced or endorsed to lower interest rates, their average lives also increase as further prepayments are diminished.

On the liability side of the balance sheet, non-maturity deposit durations increased between periods due to a recalibration of the Bank's core deposit analytics model. The Bank uses historical deposit behavior to project future behavior. The Bank's core deposit analytics model is updated semi-annually or more frequently if back-testing identifies material variances between projected and actual behavior. The update resulted in longer durations on the Bank's retail core deposits, which partially offset the impact of higher interest rates on the Bank's assets.

The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates for our interest-earning assets and interest-bearing liabilities as of March 31, 2021. Yields presented for interest-earning assets include the amortization of fees, costs, premiums and discounts, which are considered adjustments to the yield. The interest rate presented for term borrowings is the effective rate, which includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The WAL presented for term borrowings includes the effect of interest rate swaps. The maturity and repricing terms presented for one- to four-family loans represent the contractual terms of the loan.

	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Investment securities	$546,023	0.56%	3.6	26.0%	5.9%
MBS - fixed	1,389,393	1.46	4.3	66.3	14.9
MBS - adjustable	160,508	2.24	3.5	7.7	1.7
Total securities	2,095,924	1.28	4.0	100.0%	22.5
Loans receivable:
Fixed-rate one- to four-family:
<= 15 years	1,233,559	2.78	3.8	17.6%	13.3
> 15 years	4,142,479	3.46	6.1	59.3	44.5
Fixed-rate commercial	440,168	4.29	4.2	6.3	4.7
All other fixed-rate loans	42,361	4.29	6.3	0.6	0.5
Total fixed-rate loans	5,858,567	3.39	5.5	83.8	63.0
Adjustable-rate one- to four-family:
<= 36 months	175,872	1.98	5.0	2.5	1.9
> 36 months	518,858	2.92	3.5	7.4	5.6
Adjustable-rate commercial	354,846	4.23	6.8	5.1	3.8
All other adjustable-rate loans	85,016	4.26	2.4	1.2	0.9
Total adjustable-rate loans	1,134,592	3.29	4.7	16.2	12.2
Total loans receivable	6,993,159	3.37	5.4	100.0%	75.2
FHLB stock	74,464	5.15	2.3		0.8
Cash and cash equivalents	139,472	0.09	—		1.5
Total interest-earning assets	$9,303,019	2.87	5.0		100.0%

Non-maturity deposits	$3,671,841	0.13	5.7	55.2%	44.6%
Retail/business certificates of deposit	2,730,354	1.55	1.3	41.1	33.1
Public unit certificates of deposit	248,670	0.45	0.4	3.7	3.0
Total deposits	6,650,865	0.73	3.7	100.0%	80.7
Term borrowings	1,590,000	1.94	3.3		19.3
Total interest-bearing liabilities	$8,240,865	0.96	3.6		100.0%

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of March 31, 2021. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2021, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The following table summarizes our stock repurchase activity during the three months ended March 31, 2021 and additional information regarding our stock repurchase program. The Company has $44.7 million of common stock authorized under its existing stock repurchase plan. There is no expiration for this repurchase plan; however, the Federal Reserve Bank's existing approval for the Company to repurchase shares is through August 2021. Shares may be repurchased from time to time in the open-market or in privately negotiated transactions based upon market conditions and available liquidity.

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the
	Purchased	per Share	or Programs	Plans or Programs
January 1, 2021 through
January 31, 2021	—	$—	—	$44,665,205
February 1, 2021 through
February 28, 2021	—	—	—	44,665,205
March 1, 2021 through
March 31, 2021	—	—	—	44,665,205
Total	—	—	—	44,665,205

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

101
The following information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the Securities and Exchange Commission on May 10, 2021, has been formatted in Inline eXtensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets at March 31, 2021 and September 30, 2020, (ii) Consolidated Statements of Income for the three and six months ended March 31, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2021 and 2020, (iv) Consolidated Statements of Stockholders' Equity for the three and six months ended March 31, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the six months ended March 31, 2021 and 2020, and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and included in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: May 10, 2021	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and Chief Executive Officer

Date: May 10, 2021	By:	/s/ Kent G. Townsend
Kent G. Townsend, Executive Vice President,
Chief Financial Officer and Treasurer