Form 10-Q
period 2021-06-30
Capitol Federal Financial, Inc.
filed 2021-08-09
CIK 1490906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
Form 10-Q
________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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

As of August 2, 2021, there were 138,833,184 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except per share amounts)

	June 30,	September 30,
	2021	2020
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $74,346 and $172,430)	$95,305	$185,148
Available-for-sale ("AFS") securities, at estimated fair value (amortized cost of $2,002,957 and $1,529,605)	2,015,705	1,560,950
Loans receivable, net (allowance for credit losses ("ACL") of $20,724 and $31,527)	7,033,827	7,202,851
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	73,630	93,862
Premises and equipment, net	99,551	101,875
Income taxes receivable, net	891	—
Other assets	330,756	342,532
TOTAL ASSETS	$9,649,665	$9,487,218

LIABILITIES:
Deposits	$6,638,294	$6,191,408
Borrowings	1,582,400	1,789,313
Advance payments by borrowers for taxes and insurance	47,330	65,721
Income taxes payable, net	—	795
Deferred income tax liabilities, net	7,922	8,180
Other liabilities	136,095	146,942
Total liabilities	8,412,041	8,202,359

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 138,833,184 and 138,956,296 shares issued and outstanding as of June 30, 2021 and September 30, 2020, respectively	1,388	1,389
Additional paid-in capital	1,189,466	1,189,853
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(31,801)	(33,040)
Retained earnings	91,909	143,162
Accumulated other comprehensive (loss) income ("AOCI"), net of tax	(13,338)	(16,505)
Total stockholders' equity	1,237,624	1,284,859
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,649,665	$9,487,218

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
INTEREST AND DIVIDEND INCOME:
Loans receivable	$54,779	$66,652	$172,758	$206,179
Mortgage-backed securities ("MBS")	5,360	5,616	16,499	17,584
FHLB stock	944	1,207	2,964	4,747
Investment securities	763	847	2,075	3,736
Cash and cash equivalents	26	59	117	1,126
Total interest and dividend income	61,872	74,381	194,413	233,372
INTEREST EXPENSE:
Deposits	11,475	16,533	38,071	52,299
Borrowings	7,826	11,561	26,885	37,421
Total interest expense	19,301	28,094	64,956	89,720
NET INTEREST INCOME	42,571	46,287	129,457	143,652
PROVISION FOR CREDIT LOSSES	(2,691)	—	(7,187)	22,300
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	45,262	46,287	136,644	121,352
NON-INTEREST INCOME:
Deposit service fees	3,227	2,539	8,988	8,384
Gain on sale of Visa Class B shares	—	—	7,386	—
Insurance commissions	723	671	2,249	1,762
Other non-interest income	1,286	1,229	4,160	4,468
Total non-interest income	5,236	4,439	22,783	14,614
NON-INTEREST EXPENSE:
Salaries and employee benefits	13,867	13,059	41,402	39,765
Information technology and related expense	4,736	4,285	13,568	12,694
Occupancy, net	3,504	3,556	10,406	10,212
Loss on interest rate swap termination	—	—	4,752	—
Regulatory and outside services	1,469	1,548	4,288	4,188
Advertising and promotional	1,407	1,004	3,729	3,773
Deposit and loan transaction costs	693	697	2,123	2,086
Federal insurance premium	633	287	1,888	287
Office supplies and related expense	402	475	1,289	1,586
Other non-interest expense	891	1,253	3,877	4,237
Total non-interest expense	27,602	26,164	87,322	78,828
INCOME BEFORE INCOME TAX EXPENSE	22,896	24,562	72,105	57,138
INCOME TAX EXPENSE	4,709	5,088	14,576	10,877
NET INCOME	$18,187	$19,474	$57,529	$46,261

Basic earnings per share ("EPS")	$0.13	$0.14	$0.42	$0.34
Diluted EPS	$0.13	$0.14	$0.42	$0.34

Basic weighted average common shares	135,504,869	138,018,052	135,450,951	137,961,231
Diluted weighted average common shares	135,537,152	138,018,052	135,477,566	137,992,978

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$18,187	$19,474	$57,529	$46,261
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on AFS securities arising during the period, net of taxes of $(1,841), $(1,775), $4,506, and $(4,962)	5,703	5,533	(14,091)	15,459
Changes in unrealized gains (losses) on cash flow hedges, net of taxes of $29, $367, $(5,500), and $5,826	(88)	(1,146)	17,258	(18,151)
Comprehensive income	$23,802	$23,861	$60,696	$43,569

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Nine Months Ended June 30, 2021
		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at September 30, 2020	$1,389	$1,189,853	$(33,040)	$143,162	$(16,505)	$1,284,859
Net income				18,898		18,898
Other comprehensive income, net of tax					5,134	5,134
Cumulative effect of adopting Accounting Standards Update ("ASU") 2016-13, net of tax				(2,288)		(2,288)
ESOP activity		80	413			493
Restricted stock activity, net		(8)				(8)
Stock-based compensation		118				118
Repurchase of common stock	(1)	(1,407)		(122)		(1,530)
Cash dividends to stockholders ($0.215 per share)				(29,128)		(29,128)
Balance at December 31, 2020	1,388	1,188,636	(32,627)	130,522	(11,371)	1,276,548
Net income				20,444		20,444
Other comprehensive loss, net of tax					(7,582)	(7,582)
ESOP activity		132	413			545
Stock-based compensation		134				134
Stock options exercised		24				24
Cash dividends to stockholders ($0.085 per share)				(11,518)		(11,518)
Balance at March 31, 2021	1,388	1,188,926	(32,214)	139,448	(18,953)	1,278,595
Net income				18,187		18,187
Other comprehensive income, net of tax					5,615	5,615
ESOP activity		118	413			531
Restricted stock activity, net		(5)				(5)
Stock-based compensation		127				127
Stock options exercised		300				300
Cash dividends to stockholders ($0.485 per share)				(65,726)		(65,726)
Balance at June 30, 2021	$1,388	$1,189,466	$(31,801)	$91,909	$(13,338)	$1,237,624

						(Continued)

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

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Nine Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,529	$46,261
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(2,964)	(4,747)
Provision for credit losses	(7,187)	22,300
Originations of loans receivable held-for-sale ("LHFS")	(597)	—
Proceeds from sales of LHFS	610	—
Amortization and accretion of premiums and discounts on securities	4,308	999
Depreciation and amortization of premises and equipment	6,938	6,812
Amortization of intangible assets	1,264	1,493
Amortization of deferred amounts related to FHLB advances, net	1,132	315
Common stock committed to be released for allocation - ESOP	1,569	1,586
Stock-based compensation	379	450
Gain on the sale of Visa Class B shares	(7,386)	—
Changes in:
Other assets, net	8,776	5,049
Income taxes payable/receivable, net	(1,703)	(1,649)
Deferred income tax liabilities, net	(511)	(2,507)
Other liabilities	(10,780)	(7,225)
Net cash provided by operating activities	51,377	69,137

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(953,818)	(465,764)
Proceeds from calls, maturities and principal reductions of AFS securities	476,158	469,995
Proceeds from the redemption of FHLB stock	24,225	421
Purchase of FHLB stock	(1,029)	—
Net change in loans receivable	179,277	6,120
Purchase of premises and equipment	(8,108)	(9,422)
Proceeds from sale of other real estate owned ("OREO")	97	993
Proceeds from the sale of Visa Class B shares	7,386	—
Proceeds from sale of assets held-for-sale	977	—
Proceeds from bank-owned life insurance ("BOLI") death benefit	443	490
Net cash (used in) provided by investing activities	(274,392)	2,833

		(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Nine Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(106,372)	(82,130)
Net change in deposits	446,886	487,817
Proceeds from borrowings	803,800	1,325,600
Repayments on borrowings	(1,006,800)	(1,572,600)
Change in advance payments by borrowers for taxes and insurance	(18,391)	(26,561)
Payment of FHLB prepayment penalties	(5,076)	(4,215)
Repurchase of common stock	(4,569)	—
Stock options exercised	324	638
Net cash provided by financing activities	109,802	128,549

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	(113,213)	200,519

CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS:
Beginning of period	239,708	253,700
End of period	$126,495	$454,219

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Operating lease right-of-use assets obtained	$—	$16,841
Operating lease liabilities obtained	$—	$16,726

See accompanying notes to consolidated financial statements.		(Concluded)

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

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Cash, cash equivalents, restricted cash and restricted cash equivalents reported in the statement of cash flows include cash and cash equivalents of $95.3 million and $185.1 million at June 30, 2021 and September 30, 2020, respectively, and restricted cash and cash equivalents of $31.2 million and $54.6 million at June 30, 2021 and September 30, 2020, respectively, which was included in other assets on the consolidated balance sheet.  The restricted cash and cash equivalents relate to the collateral postings to/from the Bank's derivative counterparties associated with the Bank's interest rate swaps.  See additional discussion regarding the interest rate swaps in Note 5. Borrowed Funds.

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

Securities that management has the intention and ability to hold to maturity are classified as HTM and reported at amortized cost. Such securities are adjusted for the amortization of premiums and discounts which are recognized as adjustments to interest income over the life of the securities using the level-yield method. At June 30, 2021 and September 30, 2020, the portfolio did not contain any securities classified as HTM.

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

Securities that are purchased and held principally for resale in the near future are classified as trading securities and are reported at fair value, with unrealized gains and losses included in non-interest income in the consolidated statements of income. Neither the Company nor the Bank maintained a trading securities portfolio during the nine months ended June 30, 2021 or during fiscal year 2020.

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

Changes in the ACL on AFS debt securities are recorded as an increase or decrease in the provision for credit losses on the consolidated statements of income. Losses are charged against the ACL on securities when management believes the collectability of an AFS security is in doubt or when either of the conditions regarding intent or requirement to sell is met. Interest accrued on AFS debt securities but not received is also reversed against interest income. As of October 1, 2020 and June 30, 2021, the Company did not identify any credit losses related to the Company's AFS debt securities so there was no ACL on AFS debt securities as of those dates.

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

Allowance for Credit Losses on Loans Receivable - The ACL is a valuation amount that is deducted from the amortized cost basis of loans. It represents management's current expectations of total expected credit losses included in the Company's loan portfolio as of the balance sheet date and is determined using relevant information about past events, including historical credit loss experience on loans with similar risk characteristics, current conditions, and reasonable and supportable forecasts, along with the application of qualitative factors when necessary. The ACL is recorded upon origination or purchase of a loan and is updated at subsequent reporting dates. Changes in the ACL are recorded through increases or decreases to the provision for credit losses in the consolidated statements of income. The ACL is an estimate that requires significant judgment including projections of the macroeconomic environment. The macroeconomic environment continuously changes, which can cause fluctuations in estimated expected losses.

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

Recent Accounting Pronouncements - In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU, as amended, replaces the incurred loss methodology in GAAP, which required credit losses to be recognized when it is probable that a loss has been incurred, with an expected credit loss methodology, which is commonly known as the current expected credit loss ("CECL") methodology. The CECL methodology requires an entity to measure, at each reporting date, the expected credit losses of financial assets not measured at fair value, such as loans and off-balance sheet credit exposures, over their remaining contractual lives. Under the CECL methodology, expected credit losses are measured at each reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Additionally, the ASU amended the credit loss measurements for AFS debt securities. Credit losses related to AFS debt securities are now recorded through the ACL rather than as a direct write-down. The ASU also requires enhanced disclosures related to credit quality and significant estimates and judgments used by management when estimating credit losses. The ASU, as amended, became effective for the Company on October 1, 2020.

The Company adopted the ASU, as amended, on October 1, 2020 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Financial results for reporting periods beginning on or after October 1, 2020 are reported in accordance with the new ASU, as amended, while prior period amounts continue to be reported in accordance with previous GAAP. Upon adoption, the Company recorded a cumulative-effect adjustment for the change in the ACL and reserve for off-balance sheet credit exposures of $2.3 million, net of tax of $739 thousand, which was recognized as a decrease in retained earnings. The following table presents the impact of the cumulative-effect adjustment for the change in the ACL and reserve for off-balance sheet credit exposures.

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

The Company elected the practical expedient to exclude accrued interest receivable from the amortized cost of financing receivables and AFS debt securities. Accrued interest totaled $19.1 million and $3.1 million at June 30, 2021 for loans receivable and AFS securities, respectively, and was included in other assets on the consolidated balance sheet. Additionally, an election was made not to measure ACL for accrued interest receivables.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This ASU makes clarifications and corrections to the application of the guidance contained in each of the amended topics. According to the provisions of the ASU, entities that have not adopted ASU 2017-12 prior to the issuance of ASU 2019-04 must adopt the provisions of both ASUs at the same time. Since the Company previously adopted ASU 2017-12, the related provisions included in ASU 2019-04 were adopted at the same time. The Company adopted the non-hedging amendments contained in ASU 2019-04, including amendments related to ASU 2016-13, on October 1, 2020. The adoption of this ASU did not have a material impact on the Company's consolidated financial condition, results of operations, or disclosures. For additional information regarding the impact of adopting ASU 2016-13, see ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments above.

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

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share amounts)
Net income	$18,187	$19,474	$57,529	$46,261
Income allocated to participating securities	(12)	(16)	(39)	(38)
Net income available to common stockholders	$18,175	$19,458	$57,490	$46,223

Average common shares outstanding	135,421,817	137,935,000	135,409,349	137,919,631
Average committed ESOP shares outstanding	83,052	83,052	41,602	41,600
Total basic average common shares outstanding	135,504,869	138,018,052	135,450,951	137,961,231

Effect of dilutive stock options	32,283	—	26,615	31,747

Total diluted average common shares outstanding	135,537,152	138,018,052	135,477,566	137,992,978

Net EPS:
Basic	$0.13	$0.14	$0.42	$0.34
Diluted	$0.13	$0.14	$0.42	$0.34

Antidilutive stock options, excluded from the diluted average
common shares outstanding calculation	93,565	813,645	210,529	405,522

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS securities at the dates presented. The majority of the MBS and investment securities portfolios are composed of securities issued by GSEs.

	June 30, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$1,502,856	$22,210	$6,038	$1,519,028
GSE debentures	494,968	13	3,466	491,515
Municipal bonds	5,133	29	—	5,162
	$2,002,957	$22,252	$9,504	$2,015,705

	September 30, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$1,149,922	$31,212	$331	$1,180,803
GSE debentures	369,967	414	41	370,340
Municipal bonds	9,716	91	—	9,807
	$1,529,605	$31,717	$372	$1,560,950

The following tables summarize the estimated fair value and gross unrealized losses of those AFS securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	June 30, 2021
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$770,670	$5,973	$9,018	$65
GSE debentures	466,503	3,466	—	—
Municipal bonds	—	—	—	—
	$1,237,173	$9,439	$9,018	$65

	September 30, 2020
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$207,071	$330	$118	$1
GSE debentures	74,959	41	—	—
Municipal bonds	—	—	—	—
	$282,030	$371	$118	$1

The unrealized losses at June 30, 2021 were a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management did not record ACL on securities in an unrealized loss position at June 30, 2021 because scheduled coupon payments have been made, management anticipates that the entire principal balance will be collected as scheduled, and neither does the Company intend to sell the securities, nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity.

The amortized cost and estimated fair value of AFS debt securities as of June 30, 2021, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without penalty. For this reason, MBS are not included in the maturity categories.

	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
One year or less	$4,421	$4,448
One year through five years	470,680	467,344
Five years through ten years	25,000	24,885
	500,101	496,677
MBS	1,502,856	1,519,028
	$2,002,957	$2,015,705

The following table presents the taxable and non-taxable components of interest income on investment securities for the periods presented.

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Taxable	$740	$797	$1,982	$3,556
Non-taxable	23	50	93	180
	$763	$847	$2,075	$3,736

The following table summarizes the carrying value of securities pledged as collateral for the obligations indicated below as of the dates presented.

	June 30, 2021	September 30, 2020
	(Dollars in thousands)
Public unit deposits	$303,275	$330,986
Federal Reserve Bank of Kansas City ("FRB of Kansas City")	71,061	259,851
Commercial deposits	68,132	—
	$442,468	$590,837

During the current year, the Company sold its Visa Class B shares. The proceeds and realized gain related to the sale of the Visa Class B shares were each $7.4 million. All other dispositions of securities during the nine months ended June 30, 2021 and June 30, 2020 were the result of principal repayments, calls, or maturities.

4. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at the dates presented is summarized as follows:

	June 30, 2021	September 30, 2020
	(Dollars in thousands)
One- to four-family:
Originated	$3,977,129	$3,937,310
Correspondent purchased	1,953,185	2,101,082
Bulk purchased	179,019	208,427
Construction	30,325	34,593
Total	6,139,658	6,281,412
Commercial:
Commercial real estate	680,664	626,588
Commercial and industrial	73,713	97,614
Construction	60,614	105,458
Total	814,991	829,660
Consumer:
Home equity	88,587	103,838
Other	8,389	10,086
Total	96,976	113,924

Total loans receivable	7,051,625	7,224,996

Less:
ACL	20,724	31,527
Discounts/unearned loan fees	30,593	29,190
Premiums/deferred costs	(33,519)	(38,572)
	$7,033,827	$7,202,851

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

The Bank's commercial and industrial loans are generally made in the Bank's market areas and are underwritten on the basis of the borrower's ability to service the debt from income. With the exception of Paycheck Protection Program ("PPP") loans, which are unsecured, working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets. In general, commercial and industrial loans involve more credit risk than commercial real estate loans due to the type of collateral securing these loans. As a result of these additional complexities, variables and risks, these loans require more thorough underwriting and servicing than other types of loans.

Consumer loans - The Bank offers a variety of secured consumer loans, including home equity loans and lines of credit, home improvement loans, vehicle loans, and loans secured by deposits. The Bank also originates a very limited amount of unsecured consumer loans. The majority of the consumer loan portfolio is comprised of home equity lines of credit for which the Bank also has the first mortgage or the home equity line of credit is in the first lien position.

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

The following table sets forth, as of June 30, 2021, the amortized cost of loans by class of financing receivable, year of origination or most recent credit decision, and loan classification. All revolving lines of credit are presented separately, regardless of origination year. Loans classified as doubtful or loss are individually evaluated for loss. At June 30, 2021, there were no loans classified as doubtful, and all loans classified as loss were fully charged-off. In the table below, certain commercial loans are presented in the "Current Fiscal Year" column and are reported as special mention or substandard. These loans were generally first originated in prior years but were renewed or modified in the current year.

	June 30, 2021
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving
	Fiscal	Year	Year	Year	Year	Prior	Line of
	Year	2020	2019	2018	2017	Years	Credit	Total
	(Dollars in thousands)
One- to four-family:
Originated
Pass	$774,522	$737,008	$352,275	$270,074	$298,371	$1,535,915	$—	$3,968,165
Special Mention	417	347	451	347	447	8,253	—	10,262
Substandard	—	986	863	52	192	11,322	—	13,415
Correspondent purchased
Pass	452,366	353,955	95,110	150,762	182,693	729,492	—	1,964,378
Special Mention	722	—	357	—	—	3,554	—	4,633
Substandard	—	—	169	—	—	6,076	—	6,245
Bulk purchased
Pass	—	—	—	—	—	175,150	—	175,150
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	4,610	—	4,610
	1,228,027	1,092,296	449,225	421,235	481,703	2,474,372	—	6,146,858
Commercial:
Commercial real estate
Pass	207,489	151,517	96,558	93,332	42,091	38,941	5,074	635,002
Special Mention	50,000	—	—	—	—	50,008	—	100,008
Substandard	1,246	660	226	681	11	35	—	2,859
Commercial and industrial
Pass	34,504	12,164	8,035	3,174	1,425	690	11,587	71,579
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	86	48	—	1,064	1,198
	293,239	164,341	104,819	97,273	43,575	89,674	17,725	810,646
Consumer:
Home equity
Pass	2,042	2,820	1,732	1,655	653	2,716	76,158	87,776
Special Mention	—	—	38	12	—	—	186	236
Substandard	—	—	—	—	—	15	641	656
Other
Pass	2,963	1,962	1,382	1,055	516	183	303	8,364
Special Mention	—	—	1	—	—	—	—	1
Substandard	—	4	6	1	3	—	—	14
	5,005	4,786	3,159	2,723	1,172	2,914	77,288	97,047

Total	$1,526,271	$1,261,423	$557,203	$521,231	$526,450	$2,566,960	$95,013	$7,054,551

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

Delinquency Status - The following table sets forth, as of June 30, 2021, the amortized cost of current loans, loans 30 to 89 days delinquent, and loans 90 or more days delinquent or in foreclosure ("90+/FC"), by class of financing receivable and year of origination or most recent credit decision. All revolving lines of credit are presented separately, regardless of origination year.

	June 30, 2021
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving
	Fiscal	Year	Year	Year	Year	Prior	Line of
	Year	2020	2019	2018	2017	Years	Credit	Total
	(Dollars in thousands)
One- to four-family:
Originated
Current	$774,815	$738,341	$353,473	$270,107	$298,585	$1,547,709	$—	$3,983,030
30-89	124	—	—	314	233	4,461	—	5,132
90+/FC	—	—	116	52	192	3,320	—	3,680
Correspondent purchased
Current	452,366	353,955	95,467	150,762	181,762	732,948	—	1,967,260
30-89	722	—	—	—	931	2,050	—	3,703
90+/FC	—	—	169	—	—	4,124	—	4,293
Bulk purchased
Current	—	—	—	—	—	176,164	—	176,164
30-89	—	—	—	—	—	971	—	971
90+/FC	—	—	—	—	—	2,625	—	2,625
	1,228,027	1,092,296	449,225	421,235	481,703	2,474,372	—	6,146,858
Commercial:
Commercial real estate
Current	258,735	151,517	96,558	93,750	42,102	88,949	5,074	736,685
30-89	—	—	—	—	—	35	—	35
90+/FC	—	660	226	263	—	—	—	1,149
Commercial and industrial
Current	34,504	12,164	8,035	3,174	1,425	690	12,651	72,643
30-89	—	—	—	—	—	—	—	—
90+/FC	—	—	—	86	48	—	—	134
	293,239	164,341	104,819	97,273	43,575	89,674	17,725	810,646
Consumer:
Home equity
Current	2,042	2,760	1,770	1,667	653	2,692	76,336	87,920
30-89	—	60	—	—	—	34	222	316
90+/FC	—	—	—	—	—	5	427	432
Other
Current	2,960	1,962	1,384	1,055	509	155	303	8,328
30-89	3	—	—	—	7	28	—	38
90+/FC	—	4	5	1	3	—	—	13
	5,005	4,786	3,159	2,723	1,172	2,914	77,288	97,047

Total	$1,526,271	$1,261,423	$557,203	$521,231	$526,450	$2,566,960	$95,013	$7,054,551

Delinquent and Nonaccrual Loans - The following tables present the amortized cost at June 30, 2021 and, prior to the adoption of CECL, the recorded investment, which is identical to amortized cost, at September 30, 2020, by class, of loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total. At June 30, 2021 and September 30, 2020, all loans 90 or more days delinquent were on nonaccrual status.

	June 30, 2021
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Amortized
	Delinquent	in Foreclosure	Loans	Loans	Cost
	(Dollars in thousands)
One- to four-family:
Originated	$5,132	$3,680	$8,812	$3,983,030	$3,991,842
Correspondent purchased	3,703	4,293	7,996	1,967,260	1,975,256
Bulk purchased	971	2,625	3,596	176,164	179,760
Commercial:
Commercial real estate	35	1,149	1,184	736,685	737,869
Commercial and industrial	—	134	134	72,643	72,777
Consumer:
Home equity	316	432	748	87,920	88,668
Other	38	13	51	8,328	8,379
	$10,195	$12,326	$22,521	$7,032,030	$7,054,551

	September 30, 2020
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family:
Originated	$3,001	$4,347	$7,348	$3,950,387	$3,957,735
Correspondent purchased	3,170	2,433	5,603	2,122,085	2,127,688
Bulk purchased	2,558	2,938	5,496	203,844	209,340
Commercial:
Commercial real estate	40	1,206	1,246	728,191	729,437
Commercial and industrial	5	157	162	96,124	96,286
Consumer:
Home equity	323	296	619	103,210	103,829
Other	75	8	83	9,980	10,063
	$9,172	$11,385	$20,557	$7,213,821	$7,234,378

The amortized cost of mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of June 30, 2021 and September 30, 2020 was $946 thousand and $1.5 million, respectively, which is included in loans 90 or more days delinquent or in foreclosure in the tables above. The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure was $177 thousand at June 30, 2021 and $183 thousand at September 30, 2020.

The following table presents the amortized cost at June 30, 2021 and, prior to the adoption of CECL, the recorded investment at September 30, 2020, by class, of loans classified as nonaccrual. Additionally, the amortized cost of nonaccrual loans that had no related ACL is presented as of June 30, 2021, all of which were individually evaluated for loss and any identified losses have been charged off.

	June 30, 2021		September 30, 2020
	Nonaccrual Loans	Nonaccrual Loans with No ACL	Nonaccrual Loans
	(Dollars in thousands)
One- to four-family:
Originated	$5,070	$2,510	$5,037
Correspondent purchased	4,293	307	2,433
Bulk purchased	2,757	1,451	2,938
Commercial:
Commercial real estate	1,544	520	1,663
Commercial and industrial	134	86	157
Consumer:
Home equity	432	84	305
Other	13	—	8
	$14,243	$4,958	$12,541

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

	For the Three Months Ended			For the Nine Months Ended
	June 30, 2021			June 30, 2021
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
(Dollars in thousands)
One- to four-family:
Originated	—	$—	$—	6	$1,518	$1,407
Correspondent purchased	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer:
Home equity	—	—	—	—	—	—
Other	—	—	—	—	—	—
	—	$—	$—	6	$1,518	$1,407

	For the Three Months Ended			For the Nine Months Ended
	June 30, 2020			June 30, 2020
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family:
Originated	—	$—	$—	5	$241	$242
Correspondent purchased	—	—	—	1	192	191
Bulk purchased	—	—	—	1	75	134
Commercial:
Commercial real estate	—	—	—	1	837	837
Commercial and industrial	—	—	—	—	—	—
Consumer:
Home equity	—	—	—	2	45	44
Other	—	—	—	—	—	—
	—	$—	$—	10	$1,390	$1,448

The following table provides information on TDRs that became delinquent during the periods presented within 12 months after being restructured.

	For the Three Months Ended				For the Nine Months Ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
	Number of	Amortized	Number of	Recorded	Number of	Amortized	Number of	Recorded
	Contracts	Cost	Contracts	Investment	Contracts	Cost	Contracts	Investment
	(Dollars in thousands)
One- to four-family:
Originated	—	$—	—	$—	—	$—	1	$38
Correspondent purchased	—	—	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—	1	134
Commercial:
Commercial real estate	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer:
Home equity	—	—	—	—	—	—	1	9
Other	—	—	—	—	—	—	—	—
	—	$—	—	$—	—	$—	3	$181

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

				For the Three Months Ended		For the Nine Months Ended
	September 30, 2020			June 30, 2020		June 30, 2020
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	ACL	Investment	Recognized	Investment	Recognized

With no related allowance recorded
One- to four-family:
Originated	$12,385	$12,813	$—	$13,865	$150	$14,273	$472
Correspondent purchased	1,955	2,058	—	1,949	19	1,855	56
Bulk purchased	3,843	4,302	—	4,814	46	4,910	148
Commercial:
Commercial real estate	1,052	1,379	—	817	5	494	9
Commercial and industrial	99	244	—	26	—	24	—
Consumer:
Home equity	280	360	—	319	4	329	15
Other	—	45	—	1	—	—	—
	19,614	21,201	—	21,791	224	21,885	700
With an allowance recorded
One- to four-family:
Originated	—	—	—	—	—	—	—
Correspondent purchased	—	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—	—
Commercial:
Commercial real estate	660	660	83	—	—	—	—
Commercial and industrial	1,269	1,268	240	1,875	24	1,440	78
Consumer:
Home equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
	1,929	1,928	323	1,875	24	1,440	78
Total
One- to four-family:
Originated	12,385	12,813	—	13,865	150	14,273	472
Correspondent purchased	1,955	2,058	—	1,949	19	1,855	56
Bulk purchased	3,843	4,302	—	4,814	46	4,910	148
Commercial:
Commercial real estate	1,712	2,039	83	817	5	494	9
Commercial and industrial	1,368	1,512	240	1,901	24	1,464	78
Consumer:
Home equity	280	360	—	319	4	329	15
Other	—	45	—	1	—	—	—
	$21,543	$23,129	$323	$23,666	$248	$23,325	$778

Allowance for Credit Losses - The following is a summary of ACL activity, by loan portfolio segment, for the periods presented. Activity during the three and nine months ended June 30, 2020 occurred prior to the adoption of CECL.

	For the Three Months Ended June 30, 2021
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$1,536	$1,705	$747	$3,988	$19,157	$252	$23,397
Charge-offs	(18)	—	—	(18)	—	(1)	(19)
Recoveries	49	—	—	49	18	4	71
Provision for credit losses	(32)	34	(73)	(71)	(2,642)	(12)	(2,725)
Ending balance	$1,535	$1,739	$674	$3,948	$16,533	$243	$20,724

	For the Nine Months Ended June 30, 2021
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$6,085	$2,691	$467	$9,243	$21,800	$484	$31,527
Adoption of CECL	(4,452)	(367)	436	(4,383)	(193)	(185)	(4,761)
Balance at October 1, 2020	1,633	2,324	903	4,860	21,607	299	26,766
Charge-offs	(142)	—	(21)	(163)	(515)	(11)	(689)
Recoveries	140	—	—	140	38	29	207
Provision for credit losses	(96)	(585)	(208)	(889)	(4,597)	(74)	(5,560)
Ending balance	$1,535	$1,739	$674	$3,948	$16,533	$243	$20,724

	For the Three Months Ended June 30, 2020
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$6,467	$3,355	$557	$10,379	$20,328	$489	$31,196
Charge-offs	—	—	—	—	—	(5)	(5)
Recoveries	—	—	—	—	17	7	24
Provision for credit losses	(121)	(166)	(51)	(338)	359	(21)	—
Ending balance	$6,346	$3,189	$506	$10,041	$20,704	$470	$31,215

	For the Nine Months Ended June 30, 2020
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,000	$1,203	$687	$3,890	$5,171	$165	$9,226
Charge-offs	(64)	—	—	(64)	(349)	(15)	(428)
Recoveries	3	—	—	3	98	16	117
Provision for credit losses	4,407	1,986	(181)	6,212	15,784	304	22,300
Ending balance	$6,346	$3,189	$506	$10,041	$20,704	$470	$31,215

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

The key assumptions in the Company's ACL model include the economic forecast, the forecast and reversion to mean time periods, and prepayment and curtailment assumptions. Management also considered certain qualitative factors when evaluating the adequacy of the ACL at June 30, 2021. The key assumptions utilized in estimating the Company's ACL at June 30, 2021 are discussed below.
•Economic Forecast - Management considered several economic forecasts provided by a third party and selected the economic forecast believed to be the most appropriate considering the facts and circumstances at June 30, 2021. The forecasted economic indices applied to the model at June 30, 2021 were the national unemployment rate, changes in commercial real estate price index, changes in home values, and changes in the U.S. gross domestic product. The economic index most impactful to all loan pools within the model at June 30, 2021 was the national unemployment rate. The forecast national unemployment rate in the economic scenario selected by management at June 30, 2021 had the national unemployment rate gradually declining to 3.7% at June 30, 2022 which was the end of our four quarter forecast time period.
•Forecast and reversion to mean time period - The forecasted time period for all of the economic indices was four quarters at June 30, 2021. The reversion to mean time period was also four quarters for all of the economic indices at June 30, 2021.
•Prepayment and curtailment assumptions - The assumptions used at June 30, 2021 were generally based on actual prepayment and curtailment speeds for each respective loan pool in the model.
•Qualitative factors - The qualitative factors applied by management at June 30, 2021 included the balance and trending of large-dollar special mention commercial loans, and the economic uncertainties related to (1) the job market, specifically, the unemployment rate, labor participation rate and the effectiveness of the latest federal stimulus package to the unemployed and the economic stimulus payments to qualifying individuals, (2) the impact to the housing market as a result of the foreclosure moratorium and how the housing market may react when the foreclosure moratorium is eventually lifted, and (3) the unevenness of the recovery in certain industries.

The decrease in ACL during the current quarter was primarily a result of a negative provision for credit losses of $2.7 million. The negative provision for credit losses was due primarily to a reduction in the commercial loan ACL related to a decrease in the commercial loan economic uncertainty qualitative factor as a result of improved economic conditions compared to the prior quarter.

Reserve for Off-Balance Sheet Credit Exposures - The following is a summary of the changes in reserve for off-balance sheet credit exposures during the periods indicated.

For the Three Months Ended June 30, 2021		For the Nine Months Ended June 30, 2021
(Dollars in thousands)
Beginning balance	$6,127	Beginning balance	$—
Provision for credit losses	34	Adoption of CECL	7,788
Ending balance	$6,161	Balance at October 1, 2020	7,788
		Provision for credit losses	(1,627)
		Ending balance	$6,161

5. BORROWED FUNDS
FHLB Borrowings and Interest Rate Swaps - At June 30, 2021 and September 30, 2020, the Bank had entered into interest rate swap agreements with a total notional amount of $440.0 million and $640.0 million, respectively, in order to hedge the variable cash flows associated with $440.0 million and $640.0 million, respectively, of adjustable-rate FHLB advances. At June 30, 2021 and September 30, 2020, the interest rate swap agreements had an average remaining term to maturity of 3.6 years and 3.5 years, respectively. The interest rate swaps were designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the interest rate swap agreements. At June 30, 2021 and September 30, 2020, the interest rate swaps were in a loss position with a total fair value of $30.4 million and $53.1 million, respectively, which was reported in other liabilities on the consolidated balance sheet. During the three and nine months ended June 30, 2021, $2.1 million and $11.5 million, respectively, was reclassified from AOCI. Of this amount, for the nine months ended June 30, 2021, $7.9 million was recognized as an increase to interest expense and $3.6 million, net of tax, was reclassified as a result of the termination of the related interest rate swaps, as discussed below, and reported in the loss on interest rate swap termination line item within the consolidated statements of operations. During the three and nine months ended June 30, 2020, $1.7 million and $3.4 million, respectively, was reclassified from AOCI as an increase to interest expense. At June 30, 2021, the Company estimated that $9.6 million of interest expense associated with the interest rate swaps will be reclassified from AOCI as an increase to interest expense on FHLB borrowings during the next 12 months. The Bank has minimum collateral posting thresholds with its derivative counterparties and posts collateral on a daily basis. The Bank posted cash collateral of $31.2 million at June 30, 2021 and $54.6 million at September 30, 2020.

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

During the current fiscal year, the Bank prepaid fixed-rate FHLB advances totaling $400.0 million with a weighted average contractual interest rate of 1.29% and a weighted average remaining term of 0.9 years, and replaced these advances with fixed-rate FHLB advances totaling $400.0 million with a weighted average contractual interest rate of 0.80% and a weighted average term of 5.0 years. The Bank paid penalties of $5.1 million to FHLB as a result of prepaying these FHLB advances. The weighted average effective interest rate of the new advances is 1.03%. The majority of the prepayment penalties are being recognized in interest expense over the life of the new FHLB advances.

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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value. The majority of the securities within the AFS portfolio were issued by GSEs. The Company primarily uses prices obtained from third party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third party pricing service when determining the fair value of its securities during the nine months ended June 30, 2021 or during fiscal year 2020. The Company's major security types, based on the nature and risks of the securities, are:

•GSE Debentures - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for similar securities. (Level 2)
•MBS - Estimated fair values are based on a discounted cash flow method. Cash flows are determined based on prepayment projections of the underlying mortgages and are discounted using current market yields for benchmark securities. (Level 2)
•Municipal Bonds - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for securities with similar credit profiles. (Level 2)

Interest Rate Swaps - The Company's interest rate swaps are designated as cash flow hedges and are reported at fair value in other assets on the consolidated balance sheet if in a gain position, and in other liabilities if in a loss position, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. See "Note 5. Borrowed Funds" for additional information. The estimated fair values of the interest rates swaps are obtained from the counterparty and are determined by a discounted cash flow analysis using observable market-based inputs. On a quarterly basis, management corroborates the estimated fair values by internally calculating the estimated fair value using a discounted cash flow analysis with independent observable market-based inputs from a third party. No adjustments were made to the estimated fair values obtained from the counterparty during the nine months ended June 30, 2021 or during fiscal year 2020. (Level 2)

The following tables provide the level of valuation assumption used to determine the carrying value of the Company's financial instruments measured at fair value on a recurring basis at the dates presented. The Company did not have any Level 3 financial instruments measured at fair value on a recurring basis at June 30, 2021 or September 30, 2020.

	June 30, 2021
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$1,519,028	$—	$1,519,028	$—
GSE debentures	491,515	—	491,515	—
Municipal bonds	5,162	—	5,162	—
	$2,015,705	$—	$2,015,705	$—

Liabilities:
Interest rate swaps	$30,391	$—	$30,391	$—

	September 30, 2020
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$1,180,803	$—	$1,180,803	$—
GSE debentures	370,340	—	370,340	—
Municipal bonds	9,807	—	9,807	—
	$1,560,950	$—	$1,560,950	$—

Liabilities:
Interest rate swaps	$53,149	$—	$53,149	$—

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

The fair value of collateral dependent loans/loans individually evaluated for loss on a non-recurring basis during the nine months ended June 30, 2021 and 2020 that were still held in the portfolio as of June 30, 2021 and 2020 was $7.4 million and $6.0 million, respectively.

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

For commercial loans, if the most recent appraisal or book value of the collateral does not reflect current market conditions due to the passage of time and/or other factors, management will make adjustments to the existing appraised or book value based on knowledge of local market conditions, recent transactions, and estimated selling costs, if applicable. Adjustments to appraised or book values are generally based on assumptions not observable in the marketplace. The primary significant unobservable inputs for commercial loans individually evaluated during the nine months ended June 30, 2021 and June 30, 2020 were downward adjustments to the book value of the collateral for lack of marketability. During the nine months ended June 30, 2021, the adjustments ranged from 7% to 50%, with a weighted average of 22%. During the nine months ended June 30, 2020, the adjustments ranged from 4% to 50%, with a weighted average of 17%. The basis utilized in calculating the weighted averages for these adjustments was the original unadjusted value of each collateral item.

Fair values of collateral dependent loans/loans individually evaluated for loss cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan and, as such, are classified as Level 3.

OREO - OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower of cost or fair value. The fair value for OREO is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value or listing price, except for the estimated sales costs noted above. The primary significant unobservable input for OREO was the appraisal or listing price. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property and, as such, are classified as Level 3. The fair value of OREO measured on a non-recurring basis during the nine months ended June 30, 2021 and 2020 that was still held in the portfolio as of June 30, 2021 and 2020 was $177 thousand and $183 thousand, respectively. The carrying value of the properties equaled the fair value of the properties at June 30, 2021 and 2020.

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

The carrying amounts and estimated fair values of the Company's financial instruments by fair value hierarchy, at the dates presented, were as follows:

	June 30, 2021
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$95,305	$95,305	$95,305	$—	$—
AFS securities	2,015,705	2,015,705	—	2,015,705	—
Loans receivable	7,033,827	7,455,382	—	—	7,455,382
FHLB stock	73,630	73,630	73,630	—	—
Liabilities:
Deposits	6,638,294	6,698,075	3,756,725	2,941,350	—
Borrowings	1,582,400	1,616,452	—	1,616,452	—
Interest rate swaps	30,391	30,391	—	30,391	—

	September 30, 2020
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$185,148	$185,148	$185,148	$—	$—
AFS securities	1,560,950	1,560,950	—	1,560,950	—
Loans receivable	7,202,851	7,663,000	—	—	7,663,000
FHLB stock	93,862	93,862	93,862	—	—
Liabilities:
Deposits	6,191,408	6,259,080	3,170,164	3,088,916	—
Borrowings	1,789,313	1,840,605	—	1,840,605	—
Interest rate swaps	53,149	53,149	—	53,149	—

7. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the changes in the components of AOCI, net of tax, for the periods indicated.

	For the Three Months Ended June 30, 2021
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$3,934	$(22,887)	$(18,953)
Other comprehensive income (loss), before reclassifications	5,703	(2,212)	3,491
Amount reclassified from AOCI, net of taxes of $(686)	—	2,124	2,124
Other comprehensive income (loss)	5,703	(88)	5,615
Ending balance	$9,637	$(22,975)	$(13,338)

	For the Nine Months Ended June 30, 2021
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$23,728	$(40,233)	$(16,505)
Other comprehensive income (loss), before reclassifications	(14,091)	5,743	(8,348)
Amount reclassified from AOCI, net of taxes of $(3,717)	—	11,515	11,515
Other comprehensive income (loss)	(14,091)	17,258	3,167
Ending balance	$9,637	$(22,975)	$(13,338)

	For the Three Months Ended June 30, 2020
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$20,076	$(42,054)	$(21,978)
Other comprehensive income (loss), before reclassifications	5,533	(2,856)	2,677
Amount reclassified from AOCI, net of taxes of $(549)	—	1,710	1,710
Other comprehensive income (loss)	5,533	(1,146)	4,387
Ending balance	$25,609	$(43,200)	$(17,591)

	For the Nine Months Ended June 30, 2020
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$10,150	$(25,049)	$(14,899)
Other comprehensive income (loss), before reclassifications	15,459	(21,553)	(6,094)
Amount reclassified from AOCI, net of taxes of $(1,092)	—	3,402	3,402
Other comprehensive income (loss)	15,459	(18,151)	(2,692)
Ending balance	$25,609	$(43,200)	$(17,591)

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

The Company recognized net income of $57.5 million, or $0.42 per share, for the nine month period ended June 30, 2021 compared to net income of $46.3 million, or $0.34 per share, for the nine month period ended June 30, 2020. The increase in net income was due primarily to recording a $22.3 million provision for credit losses during the prior year period compared to recording a negative provision for credit losses of $7.2 million in the current year period, partially offset by a decrease in net interest income and an increase in income tax expense. Net interest income decreased $14.2 million, or 9.9%, from the prior year period to $129.5 million for the current year period. Net interest margin decreased 27 basis points, from 2.15% for the prior year period to 1.88% for the current year period. The decrease in net interest income and net interest margin was due mainly to a decrease in asset yields, along with a change in asset mix as cash flows from the loan portfolio have been used to purchase lower yielding securities, partially offset by a decrease in the cost of deposits and borrowings.

Total assets were $9.65 billion at June 30, 2021, an increase of $162.4 million, or 1.7% from September 30, 2020, due mainly to an increase in securities, partially offset by decreases in loans receivable and cash and cash equivalents. Securities were purchased with cash flows from the loan portfolio and growth in the deposit portfolio that was not used to pay down maturing borrowings. Total securities increased $454.7 million, or 29.1%, from September 30, 2020 to June 30, 2021, including a $338.2 million increase in MBS and a $116.5 million increase in investment securities.

Total loans were $7.03 billion at June 30, 2021, a decrease of $169.0 million from September 30, 2020. The decrease was primarily in the one- to four-family correspondent loan portfolio. During the current year nine month period, the Bank originated and refinanced $948.6 million of one- to four-family and consumer loans with a weighted average rate of 2.75% and purchased $505.0 million of one- to four-family loans from correspondent lenders with a weighted average rate of 2.63%. The Bank also originated $208.5 million of commercial loans with a weighted average rate of 3.30% and entered into commercial loan participations of $115.1 million at a weighted average rate of 4.17%. The commercial loan portfolio totaled $815.0 million at June 30, 2021 and was composed of 84% commercial real estate loans, 9% commercial and industrial loans, and 7% commercial construction loans. Total commercial real estate and commercial construction potential exposure, including undisbursed amounts and outstanding commitments totaling $267.0 million, was $1.01 billion at June 30, 2021. Total commercial and industrial potential exposure, including undisbursed amounts and outstanding commitments of $23.7 million, was $97.4 million at June 30, 2021, of which $18.3 million related to PPP loans.

Total deposits were $6.64 billion at June 30, 2021, an increase of $446.9 million, or 7.2%, from September 30, 2020. The increase was primarily in non-maturity deposits, which increased $586.6 million, along with a $71.8 million increase in commercial certificates of deposit, partially offset by a $210.5 million decrease in retail certificates of deposit.

Total borrowings at June 30, 2021 were $1.58 billion, a decrease of $206.9 million, or 11.6%, from September 30, 2020. The decrease was due to not renewing borrowings that matured during the current year period. Cash flows from deposit growth were used to pay off maturing borrowings.

Stockholders' equity at June 30, 2021 was $1.24 billion, a decrease of $47.2 million, or 3.7%, from September 30, 2020. During the current year nine month period, the Company paid cash dividends totaling $106.4 million and repurchased common stock totaling $1.5 million, partially offset by net income of $57.5 million. The cash dividends paid during the current year nine month period totaled

$0.785 per share and consisted of a $0.40 per share True Blue Capitol cash dividend, a $0.13 per share cash true-up dividend related to fiscal year 2020 earnings and three regular quarterly cash dividends of $0.085 per share. On July 20, 2021, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $11.5 million, payable on August 20, 2021 to stockholders of record as of the close of business on August 6, 2021. In the long run, management considers the Bank's equity to total assets ratio of at least 9% an appropriate level of capital. At June 30, 2021, this ratio was 11.5%.

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

The Company's interest rate swaps are measured at fair value on a recurring basis. The estimated fair value of the interest rate swaps are obtained from the counterparty and are determined by a discounted cash flow analysis using observable market-based inputs. Changes in the fair value of the interest rate swaps are recorded, net of tax, as AOCI in stockholders' equity. The Company did not have any other financial instruments that were measured at fair value on a recurring basis at June 30, 2021 or September 30, 2020.

Financial Condition
The following table presents selected balance sheet information as of the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2021	2021	2020	2020	2020
	(Dollars in thousands)
Total assets	$9,649,665	$9,698,019	$9,606,964	$9,487,218	$9,558,814
Cash and cash equivalents	95,305	139,472	168,032	185,148	396,219
AFS securities	2,015,705	2,095,924	1,913,866	1,560,950	1,220,054
Loans receivable, net	7,033,827	6,973,536	7,004,094	7,202,851	7,388,090
FHLB stock, at cost	73,630	74,464	84,693	93,862	102,782
Deposits	6,638,294	6,650,865	6,410,842	6,191,408	6,069,684
Borrowings	1,582,400	1,581,955	1,734,275	1,789,313	1,989,089
Stockholders' equity	1,237,624	1,278,595	1,276,548	1,284,859	1,300,520
Equity to total assets at end of period	12.8%	13.2%	13.3%	13.5%	13.6%

Total assets were $9.65 billion at June 30, 2021, a decrease of $48.4 million, or 0.5%, from March 31, 2021, due primarily to decreases in securities and cash, partially offset by an increase in loans receivable. The Company paid $65.7 million in dividends during the current quarter which reduced excess operating cash. Cash flows from the securities portfolio were generally used to fund loan growth during the current quarter.

Total loans were $7.03 billion at June 30, 2021, an increase of $60.3 million, or 0.9%, from March 31, 2021. The increase was mainly in the one- to four-family correspondent loan portfolio and commercial real estate portfolio. During the current quarter, the Bank originated and refinanced $299.2 million of one- to four-family and consumer loans with a weighted average rate of 2.85% and purchased $235.8 million of one- to four-family loans from correspondent lenders with a weighted average rate of 2.54%. The Bank also originated $51.2 million of commercial loans with a weighted average rate of 3.48% and entered into commercial loan participations of $17.0 million at a weighted average rate of 6.00%.

Total deposits were $6.64 billion at June 30, 2021, a decrease of $12.6 million, or 0.2%, from March 31, 2021. The decrease was due primarily to a $100.0 million decrease in retail certificates of deposit, partially offset by an $85.8 million increase in money market accounts, as customers moved some of the funds from maturing certificates to more liquid investment options such as the Bank's retail money market accounts.

Loans Receivable. The following table presents the balance and weighted average rate of our loan portfolio as of the dates indicated.

	June 30, 2021		March 31, 2021		September 30, 2020
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
One- to four-family:
Originated	$3,977,129	3.23%	$3,967,008	3.29%	$3,937,310	3.50%
Correspondent purchased	1,953,185	3.09	1,915,027	3.27	2,101,082	3.49
Bulk purchased	179,019	1.90	188,733	2.09	208,427	2.41
Construction	30,325	2.96	28,582	3.11	34,593	3.30
Total	6,139,658	3.14	6,099,350	3.24	6,281,412	3.46
Commercial:
Commercial real estate	680,664	3.99	664,533	4.04	626,588	4.29
Commercial and industrial	73,713	3.24	77,210	3.08	97,614	2.79
Construction	60,614	4.11	53,271	4.25	105,458	4.04
Total	814,991	3.93	795,014	3.96	829,660	4.08
Consumer loans:
Home equity	88,587	4.63	90,052	4.64	103,838	4.66
Other	8,389	4.26	8,743	4.36	10,086	4.40
Total	96,976	4.60	98,795	4.61	113,924	4.64
Total loans receivable	7,051,625	3.26	6,993,159	3.34	7,224,996	3.55

Less:
ACL	20,724		23,397		31,527
Discounts/unearned loan fees	30,593		30,295		29,190
Premiums/deferred costs	(33,519)		(34,069)		(38,572)
Total loans receivable, net	$7,033,827		$6,973,536		$7,202,851

Loan Activity - The following tables summarize activity in the loan portfolio, along with weighted average rates where applicable, for the periods indicated, excluding changes in ACL, discounts/unearned loan fees, and premiums/deferred costs. Loans that were paid off as a result of refinances are included in repayments. Loan endorsements are not included in the activity in the following table because a new loan is not generated at the time of the endorsement. The endorsed balance and rate are included in the ending loan portfolio balance and rate. During the current year-to-date period, the Bank endorsed $699.2 million of one- to four-family loans, reducing the average rate on those loans by 93 basis points ($285.2 million were endorsed during the December 31, 2020 quarter, reducing the average rate on those loans by 87 basis points, $242.3 million were endorsed during the March 31, 2021 quarter, reducing the average rate on those loans by 96 basis points, and $171.7 million were endorsed during the June 30, 2021 quarter, reducing the average rate on those loans by 98 basis points). Commercial loan renewals are not included in the activity in the following table unless new funds are disbursed at the time of renewal. The renewal balance and rate are included in the ending loan portfolio balance and rate.

	For the Three Months Ended
	June 30, 2021		March 31, 2021		December 31, 2020		September 30, 2020
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$6,993,159	3.34%	$7,023,626	3.46%	$7,224,996	3.55%	$7,407,442	3.64%
Originated and refinanced:
Fixed	279,170	2.78	326,570	2.54	318,690	2.75	265,424	2.98
Adjustable	71,216	3.58	112,483	3.43	48,946	3.60	44,625	3.68
Purchased and participations:
Fixed	232,335	2.54	192,262	2.82	100,518	2.86	61,435	3.07
Adjustable	20,499	5.36	9,150	2.42	65,315	3.89	4,396	2.76
Change in undisbursed loan funds	(33,512)		(63,925)		(70,323)		13,898
Repayments	(511,222)		(606,937)		(664,052)		(572,536)
Principal recoveries/(charge-offs), net	52		(70)		(464)		312
Other	(72)		—		—		—
Ending balance	$7,051,625	3.26	$6,993,159	3.34	$7,023,626	3.46	$7,224,996	3.55

	For the Nine Months Ended
	June 30, 2021		June 30, 2020
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$7,224,996	3.55%	$7,412,473	3.81%
Originated and refinanced:
Fixed	924,430	2.69	684,488	3.22
Adjustable	232,645	3.51	171,698	4.04
Purchased and participations:
Fixed	525,115	2.70	380,469	3.50
Adjustable	94,964	4.07	95,296	3.50
Change in undisbursed loan funds	(167,760)		(17,896)
Repayments	(1,782,211)		(1,318,439)
Principal charge-offs, net	(482)		(311)
Other	(72)		(336)
Ending balance	$7,051,625	3.26	$7,407,442	3.64

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

	For the Three Months Ended
	June 30, 2021			June 30, 2020
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family:(1)
<= 15 years	$112,335	2.18%	18.6%	$126,378	2.79%	23.7%
> 15 years	346,115	2.79	57.4	205,047	3.39	38.5
One- to four-family construction	39,012	2.83	6.5	11,005	3.27	2.1
Commercial:
Commercial real estate	2,221	3.94	0.4	19,333	3.71	3.6
Commercial and industrial	9,000	2.72	1.5	46,609	1.23	8.8
Commercial construction	627	3.75	0.1	—	—	—
Home equity	1,150	5.55	0.2	774	5.98	0.1
Other	1,045	5.35	0.2	497	6.76	0.1
Total fixed-rate	511,505	2.67	84.9	409,643	2.98	76.9

Adjustable-rate:
One- to four-family:(2)
<= 36 months	1,133	2.34	0.2	1,610	2.74	0.3
> 36 months	12,786	2.50	2.1	40,099	2.93	7.5
One- to four-family construction	5,612	2.68	0.9	932	3.06	0.2
Commercial:
Commercial real estate	33,973	3.57	5.6	16,035	4.58	3.0
Commercial and industrial	4,447	3.96	0.7	1,504	3.79	0.3
Commercial construction	17,935	5.91	3.0	50,237	4.03	9.4
Home equity	15,187	4.47	2.5	12,390	4.42	2.3
Other	642	3.77	0.1	329	3.48	0.1
Total adjustable-rate	91,715	3.98	15.1	123,136	3.75	23.1

Total originated, refinanced and purchased	$603,220	2.87	100.0%	$532,779	3.16	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$232,335	2.54		$114,039	3.22
Participations - commercial	—	—		17,700	3.70
Total fixed-rate purchased/participations	232,335	2.54		131,739	3.28

Adjustable-rate:
Correspondent - one- to four-family	3,499	2.24		15,010	2.87
Participations - commercial	17,000	6.00		47,500	4.04
Total adjustable-rate purchased/participations	20,499	5.36		62,510	3.76
Total purchased/participation loans	$252,834	2.77		$194,249	3.44

	For the Nine Months Ended
	June 30, 2021			June 30, 2020
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family:(1)
<= 15 years	$394,798	2.26%	22.2%	$279,441	2.88%	21.0%
> 15 years	848,249	2.83	47.7	613,890	3.50	46.1
One- to four-family construction	98,852	2.76	5.6	36,107	3.38	2.7
Commercial:
Commercial real estate	18,481	3.62	1.1	32,605	4.23	2.5
Commercial and industrial	42,582	2.22	2.4	60,648	1.84	4.6
Commercial construction	42,165	3.65	2.4	36,253	4.72	2.7
Home equity	2,095	5.47	0.1	3,261	5.91	0.2
Other	2,323	5.43	0.1	2,752	5.76	0.2
Total fixed-rate	1,449,545	2.69	81.6	1,064,957	3.32	80.0

Adjustable-rate:
One- to four-family:(2)
<= 36 months	2,245	2.31	0.1	5,279	2.82	0.4
> 36 months	51,228	2.52	2.9	106,407	2.99	8.0
One- to four-family construction	11,069	2.64	0.6	10,929	3.03	0.8
Commercial:
Commercial real estate	105,348	3.63	5.9	42,557	4.62	3.2
Commercial and industrial	9,492	3.78	0.5	5,979	4.75	0.4
Commercial construction	105,555	4.10	6.0	51,724	4.07	3.9
Home equity	41,207	4.43	2.3	42,359	5.16	3.2
Other	1,465	3.45	0.1	1,760	3.94	0.1
Total adjustable-rate	327,609	3.67	18.4	266,994	3.85	20.0

Total originated, refinanced and purchased	$1,777,154	2.87	100.0%	$1,331,951	3.42	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent - one- to four-family	$487,001	2.63		$334,343	3.39
Participations - commercial	38,114	3.62		46,126	4.29
Total fixed-rate purchased/participations	525,115	2.70		380,469	3.50

Adjustable-rate:
Correspondent - one- to four-family	17,964	2.46		47,796	2.96
Participations - commercial	77,000	4.44		47,500	4.04
Total adjustable-rate purchased/participations	94,964	4.07		95,296	3.50
Total purchased/participation loans	$620,079	2.91		$475,765	3.50
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

	June 30, 2021					September 30, 2020
		% of	Credit		Average		% of	Credit		Average
	Amount	Total	Score	LTV	Balance	Amount	Total	Score	LTV	Balance
	(Dollars in thousands)
Originated	$3,977,129	65.1%	772	61%	$150	$3,937,310	63.0%	771	62%	$145
Correspondent purchased	1,953,185	32.0	766	63	396	2,101,082	33.6	765	64	379
Bulk purchased	179,019	2.9	773	59	295	208,427	3.4	767	60	300
	$6,109,333	100.0%	770	62	191	$6,246,819	100.0%	768	63	187

The following tables present originated, refinanced, and correspondent purchased activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average LTVs and weighted average credit scores for the periods indicated. Included in the "Refinanced by Bank customers" line item are correspondent loans that were refinanced with the Bank. Of the loans originated during the current year nine month period, $287.8 million were refinanced from other lenders.

	For the Three Months Ended
	June 30, 2021			June 30, 2020
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$207,706	73%	766	$173,851	73%	763
Refinanced by Bank customers	73,453	67	761	82,171	67	767
Correspondent purchased	235,834	68	773	129,049	70	771
	$516,993	70	769	$385,071	71	766

	For the Nine Months Ended
	June 30, 2021			June 30, 2020
			Credit			Credit
	Amount	LTV	Score	Amount	LTV	Score
	(Dollars in thousands)
Originated	$613,068	71%	768	$479,751	74%	765
Refinanced by Bank customers	288,408	66	767	190,163	68	763
Correspondent purchased	504,965	69	774	382,139	71	768
	$1,406,441	69	770	$1,052,053	72	766

The following table presents the amount, percent of total, and weighted average rate, by state, of one- to four-family loan originations and correspondent purchases where originations and purchases in the state exceeded five percent of the total amount originated and purchased during the current year period.

	For the Three Months Ended			For the Nine Months Ended
	June 30, 2021			June 30, 2021
State	Amount	% of Total	Rate	Amount	% of Total	Rate
	(Dollars in thousands)
Kansas	$237,868	46.0%	2.74%	$767,443	54.6%	2.67%
Missouri	79,200	15.3	2.72	236,666	16.8	2.67
Texas	54,766	10.6	2.50	105,370	7.5	2.61
Pennsylvania	44,959	8.7	2.50	89,420	6.4	2.54
Tennessee	29,063	5.6	2.53	77,992	5.5	2.65
Other states	71,137	13.8	2.53	129,550	9.2	2.61
	$516,993	100.0%	2.65	$1,406,441	100.0%	2.65

As of June 30, 2021, there were $5.3 million of one- to-four family loans with COVID-19 loan modifications that were still in their deferral period. There were $195.5 million of one- to four-family loans with COVID-19 loan modifications that were out of their deferral period by June 30, 2021. See "Asset Quality" below for additional information regarding the performance of loans that have exited the deferral period.

One- to Four-Family Loan Commitments - The following table summarizes our one- to four-family loan origination and refinance commitments and one- to four-family correspondent loan purchase commitments as of June 30, 2021, along with associated weighted average rates. Loan commitments generally have fixed expiration dates or other termination clauses and may require the payment of a rate lock fee. It is expected that some of the loan commitments will expire unfunded, so the amounts reflected in the table below are not necessarily indicative of our future cash needs.

	Fixed-Rate
	15 years	More than	Adjustable-	Total
	or less	15 years	Rate	Amount	Rate
	(Dollars in thousands)
Originate/refinance	$23,472	$77,739	$4,617	$105,828	2.81%
Correspondent	23,105	117,205	1,604	141,914	2.63
	$46,577	$194,944	$6,221	$247,742	2.71

Rate	2.25%	2.82%	2.52%

Commercial Loans - During the current year nine-month period, the Bank originated $208.5 million of commercial loans, including $22.8 million of PPP loans, and entered into commercial loan participations totaling $115.1 million. The Bank also processed commercial loan disbursements, excluding lines of credit, of approximately $208.7 million at a weighted average rate of 3.45%. Additionally, during the current year nine-month period, $48.3 million of PPP loans were paid off, primarily by the U.S. Small Business Administration ("SBA") following completion of the loan forgiveness process.

The following table presents the Bank's commercial real estate and commercial construction loans and loan commitments by type of primary collateral, as of June 30, 2021. Because the commitments to pay out undisbursed funds are not cancellable by the Bank, unless the loan is in default, we generally anticipate fully funding the related projects.

		Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Count	Principal	Amount	Amount	Commitments	Total	Total
		(Dollars in thousands)
Senior housing	34	$221,351	$43,271	$264,622	$2,200	$266,822	26.5%
Hotel	10	135,255	59,887	195,142	—	195,142	19.3
Retail building	130	149,313	43,123	192,436	750	193,186	19.2
Office building	95	51,200	60,462	111,662	520	112,182	11.1
Multi-family	42	52,642	13,431	66,073	14,583	80,656	8.0
One- to four-family property	379	58,298	7,587	65,885	618	66,503	6.6
Single use building	23	42,383	4,927	47,310	9,005	56,315	5.6
Other	100	30,836	3,910	34,746	2,677	37,423	3.7
	813	$741,278	$236,598	$977,876	$30,353	$1,008,229	100.0%

Weighted average rate		4.00%	4.03%	4.01%	4.15%	4.01%

The following table summarizes the Bank's commercial real estate and commercial construction loans and loan commitments by state as of June 30, 2021.

		Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Count	Principal	Amount	Amount	Commitments	Total	Total
		(Dollars in thousands)
Kansas	637	$323,816	$20,705	$344,521	$14,541	$359,062	35.6%
Texas	11	126,557	131,063	257,620	—	257,620	25.6
Missouri	138	201,517	30,674	232,191	14,312	246,503	24.4
Colorado	7	14,197	22,000	36,197	—	36,197	3.6
Arkansas	3	9,309	24,539	33,848	—	33,848	3.4
Nebraska	6	33,560	4	33,564	—	33,564	3.3
Other	11	32,322	7,613	39,935	1,500	41,435	4.1
	813	$741,278	$236,598	$977,876	$30,353	$1,008,229	100.0%

The following table presents the Bank's commercial and industrial loans and loan commitments by business purpose, as of June 30, 2021. Included in the working capital line item are $18.3 million of PPP loans.

		Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Count	Principal	Amount	Amount	Commitments	Total	Total
		(Dollars in thousands)
Working capital	529	$29,483	$17,140	$46,623	$—	$46,623	47.9%
Purchase/lease autos	249	17,153	49	17,202	—	17,202	17.6
Equipment	116	13,161	406	13,567	1,424	14,991	15.4
Business investment	57	7,350	214	7,564	450	8,014	8.2
Other	26	6,566	4,017	10,583	—	10,583	10.9
	977	$73,713	$21,826	$95,539	$1,874	$97,413	100.0%

The following table presents the Bank's commercial loan portfolio and outstanding loan commitments, categorized by gross loan amount (unpaid principal plus undisbursed amounts) or outstanding loan commitment amount, as of June 30, 2021.

	Count	Amount
	(Dollars in thousands)
Greater than $30 million	3	$150,000
>$15 to $30 million	15	347,216
>$10 to $15 million	6	69,055
>$5 to $10 million	14	88,662
$1 to $5 million	108	243,940
Less than $1 million	1,644	206,769
	1,790	$1,105,642

As of June 30, 2021, there were commercial loans with an aggregate gross balance, including undisbursed amounts, of $133.9 million with COVID-19 loan modifications that were still in their deferral period and making interest-only payments. There were $261.9 million of commercial loans with COVID-19 loan modifications that were out of their deferral period by June 30, 2021. See "Asset Quality" below for additional information regarding the performance of loans that have exited the deferral period.

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

Delinquent and non-performing loans and OREO - Of the one- to four-family COVID-19 loan modifications that had completed the deferral period by June 30, 2021, $4.4 million were 30 to 89 days delinquent and $2.1 million were 90 or more days delinquent as of June 30, 2021. None of the commercial COVID-19 loan modifications that had completed the deferral period by June 30, 2021 were delinquent as of June 30, 2021.

The following table presents the Company's 30 to 89 day delinquent loans at the dates indicated. Loans subject to payment forbearance under the Bank's COVID-19 loan modification program are not reported as delinquent during the forbearance time period. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs, if any. Of the loans 30 to 89 days delinquent at June 30, 2021, approximately 78% were 59 days or less delinquent.

	Loans Delinquent for 30 to 89 Days at:
	June 30,		March 31,		December 31,		September 30,		June 30,
	2021		2021		2020		2020		2020
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	51	$5,141	45	$4,151	62	$5,844	42	$3,012	57	$5,085
Correspondent purchased	9	3,650	9	2,910	13	4,694	8	3,123	10	2,919
Bulk purchased	6	958	5	352	9	1,750	12	2,532	19	4,536
Commercial	1	35	5	806	8	1,047	2	45	9	1,543
Consumer	25	354	17	287	30	515	26	398	21	431
	92	$10,138	81	$8,506	122	$13,850	90	$9,110	116	$14,514

Loans 30 to 89 days delinquent
to total loans receivable, net		0.14%		0.12%		0.20%		0.13%		0.20%
The following table presents the Company's non-performing loans and OREO at the dates indicated. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs, if any. Non-performing loans are loans that are 90 or more days delinquent or in foreclosure and other loans required to be reported as nonaccrual pursuant to accounting and/or regulatory reporting requirements and/or internal policies, even if the loans are current. At all dates presented, there were no loans 90 or more days delinquent that were still accruing interest. Non-performing assets include non-performing loans and OREO. OREO primarily includes assets acquired in settlement of loans. In late March 2020, the Bank suspended the initiation of foreclosure proceedings for owner-occupied one- to four-family loans. At June 30, 2021, there were $7.8 million of non-performing one- to four-family loans for which foreclosure proceedings either had been initiated prior to the foreclosure suspension or would have been initiated if the foreclosure suspension were not in place.

	Non-Performing Loans and OREO at:
	June 30,		March 31,		December 31,		September 30,		June 30,
	2021		2021		2020		2020		2020
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	53	$3,696	55	$4,433	51	$4,370	51	$4,362	47	$4,026
Correspondent purchased	12	4,230	10	3,749	9	3,371	6	2,397	7	2,740
Bulk purchased	7	2,596	10	3,172	13	3,724	12	2,903	3	1,291
Commercial	7	1,278	6	1,068	5	820	5	1,360	4	709
Consumer	23	445	26	531	26	473	14	304	23	278
	102	12,245	107	12,953	104	12,758	88	11,326	84	9,044

Loans 90 or more days delinquent or in foreclosure
as a percentage of total loans		0.17%		0.19%		0.18%		0.16%		0.12%

Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	7	$1,392	9	$1,646	9	$968	9	$691	14	$1,132
Correspondent purchased	—	—	—	—	—	—	—	—	—	—
Bulk purchased	1	131	—	—	—	—	—	—	—	—
Commercial	3	403	4	642	3	411	3	464	1	6
Consumer	—	—	—	—	1	9	1	9	1	33
	11	1,926	13	2,288	13	1,388	13	1,164	16	1,171
Total non-performing loans	113	14,171	120	15,241	117	14,146	101	12,490	100	10,215

Non-performing loans as a percentage of total loans		0.20%		0.22%		0.20%		0.17%		0.14%

OREO:
One- to four-family:
Originated(2)	3	$177	2	$105	3	$129	4	$183	4	$183
Total non-performing assets	116	$14,348	122	$15,346	120	$14,275	105	$12,673	104	$10,398

Non-performing assets as a percentage of total assets		0.15%		0.16%		0.15%		0.13%		0.11%

(1)Includes loans required to be reported as nonaccrual pursuant to accounting and/or regulatory reporting requirements and/or internal policies, even if the loans are current.
(2)Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

The following table presents the states where the properties securing five percent or more of the total amount of our one- to four-family loans are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at June 30, 2021. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. At June 30, 2021, potential losses, after taking into consideration anticipated private mortgage insurance proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,534,330	57.8%	$5,126	52.6%	$3,757	35.7%	56%
Missouri	1,042,747	17.1	1,667	17.1	825	7.9	39
Texas	578,503	9.5	—	—	2,550	24.2	58
Other states	953,753	15.6	2,956	30.3	3,390	32.2	65
	$6,109,333	100.0%	$9,749	100.0%	$10,522	100.0%	58

Classified loans - The following table presents loans classified as special mention or substandard at the dates presented. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs, if any. The increase in commercial special mention loans at June 30, 2021 compared to September 30, 2020 was due mainly to the addition of two commercial loans totaling $50.0 million for which the borrowers have been impacted by the COVID-19 pandemic. Both of these loans were subject to COVID-19 loan modifications during fiscal year 2020 and have since resumed full payments. There are underlying economic considerations that management is monitoring in association with these loans resulting in the special mention classification.

	June 30, 2021		September 30, 2020		June 30, 2020
	Special Mention	Substandard	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family	$14,885	$24,439	$11,339	$25,630	$12,309	$26,788
Commercial	100,019	4,057	52,006	4,914	52,054	5,128
Consumer	237	670	332	589	320	564
	$115,141	$29,166	$63,677	$31,133	$64,683	$32,480

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

The Bank is utilizing a discounted cash flow approach for estimating expected credit losses for pooled loans and loan commitments. The credit loss estimate for off-balance sheet credit exposures also takes into consideration the likelihood that the commitment will be funded. The economic indices used for the reasonable and supportable forecasted time period are the national unemployment rate, changes in commercial real estate price index, changes in home values, and changes in the United States gross domestic product. Management considers several economic forecast scenarios provided by a third party and selects the scenario(s) believed to be the most appropriate considering the facts and circumstances at quarter end. Management also considers several qualitative factors. The qualitative factors account for items not included in historical loss rates, the macroeconomic forecast, and/or other model inputs/assumptions. Any changes to the ACL and reserves on off-balance sheet credit exposures are recorded through increases/decreases in the provision for credit losses on the consolidated statements of income.

The economic forecast scenarios selected by management improved at June 30, 2021 compared to March 31, 2021 which resulted in a reduction in the ACL calculated by the model. Management applied qualitative factors at both June 30, 2021 and March 31, 2021 to account for the continued economic uncertainties, along with the balance and trending of large-dollar special mention commercial loans. The total ACL amount assigned to these qualitative factors also decreased at June 30, 2021 compared to March 31, 2021. The economic uncertainties were related to (1) the job market, specifically the unemployment rate, labor participation rate and the effectiveness of the latest federal stimulus package to the unemployed and the economic stimulus payments to qualifying households, (2) the impact to the housing market as a result of the foreclosure moratorium and how the housing market may react when the foreclosure moratorium is eventually lifted, and (3) the unevenness of the recovery in certain industries.

The following table presents a summary of changes in ACL and reserve for off-balance sheet credit exposures occurring during the quarter ended June 30, 2021.

	ACL	Reserve for off-balance sheet credit exposures	ACL and Reserve for off-balance sheet credit exposures
	(Dollars in thousands)
Balance at March 31, 2021	$23,397	$6,127	$29,524
Charge-offs	(19)	—	(19)
Recoveries	71	—	71
Net charge-offs	52	—	52
Provision for credit losses	(2,725)	34	(2,691)
Balance at June 30, 2021	$20,724	$6,161	$26,885

The negative provision for credit losses in the current quarter was due primarily to a reduction in the commercial loan ACL related to a decrease in the commercial loan economic uncertainty qualitative factor due to improved economic conditions compared to March 31, 2021.

The following tables present ACL activity and related ratios at the dates and for the periods indicated. See "Note 4 - Loans Receivable and Allowance for Credit Losses" for additional information related to ACL activity by specific loan categories.

	For the Three Months Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
	(Dollars in thousands)
ACL beginning balance	$23,397	$26,125	$31,527	$31,215	$31,196
Adoption of CECL	—	—	(4,761)	—	—
Charge-offs	(19)	(138)	(532)	(15)	(5)
Recoveries	71	68	68	327	24
Provision for credit losses	(2,725)	(2,658)	(177)	—	—
ACL ending balance	$20,724	$23,397	$26,125	$31,527	$31,215

ACL to loans receivable at end of period	0.29%	0.33%	0.37%	0.44%	0.42%
ACL to non-performing loans at end of period	146.23	153.51	184.68	252.42	305.58
Ratio of net charge-offs (recoveries) during the
period to average loans outstanding	—	—	0.01	—	—
Ratio of net charge-offs (recoveries) during the
period to average non-performing assets	(0.35)	0.47	3.44	(2.70)	(0.20)
ACL to net charge-offs (annualized)	N/M(1)	83.8x	14.1x	N/M(1)	N/M(1)

	For the Nine Months Ended
	June 30, 2021	June 30, 2020
	(Dollars in thousands)
ACL beginning balance	$31,527	$9,226
Adoption of CECL	(4,761)	—
Charge-offs	(689)	(428)
Recoveries	207	117
Provision for credit losses	(5,560)	22,300
ACL ending balance	$20,724	$31,215

Ratio of net charge-offs during the period to
average loans outstanding	0.01%	—%
Ratio of net charge-offs during the period to
average non-performing assets	3.56	3.22
ACL to net charge-offs (annualized)	32.3x	75.3x

(1)This ratio is not presented for the time periods noted due to loan recoveries exceeding loan charge-offs during these periods.

The distribution of our ACL at the dates indicated is summarized below. The October 1, 2020 column represents the ACL at the time the Company adopted ASU 2016-13.

	At
	June 30,	March 31,	December 31,	October 1,	September 30,	June 30,
	2021	2021	2020	2020	2020	2020
	(Dollars in thousands)
One- to four-family:
Originated	$1,515	$1,517	$1,516	$1,609	$6,044	$6,298
Correspondent purchased	1,739	1,705	1,758	2,324	2,691	3,189
Bulk purchased	674	747	852	903	467	506
Construction	20	19	22	25	41	48
Total	3,948	3,988	4,148	4,861	9,243	10,041
Commercial:
Commercial real estate	14,784	17,016	17,813	16,595	16,869	16,353
Commercial and industrial	345	445	553	559	1,451	1,465
Construction	1,404	1,696	3,341	4,452	3,480	2,886
Total	16,533	19,157	21,707	21,606	21,800	20,704
Consumer	243	252	270	299	484	470
Total	$20,724	$23,397	$26,125	$26,766	$31,527	$31,215

The ratio of ACL to loans receivable, by loan type, at the dates indicated is summarized below.

	At
	June 30,	March 31,	December 31,	October 1,	September 30,	June 30,
	2021	2021	2020	2020	2020	2020
One- to four-family:
Originated	0.04%	0.04%	0.04%	0.04%	0.15%	0.16%
Correspondent purchased	0.09	0.09	0.09	0.11	0.13	0.14
Bulk purchased	0.38	0.40	0.43	0.43	0.22	0.23
Construction	0.07	0.07	0.07	0.07	0.12	0.13
Total	0.06	0.07	0.07	0.08	0.15	0.16
Commercial:
Commercial real estate	2.17	2.56	2.92	2.65	2.69	2.62
Commercial and industrial	0.47	0.58	0.80	0.57	1.49	1.47
Construction	2.32	3.18	3.95	4.22	3.30	3.30
Total	2.03	2.41	2.84	2.60	2.63	2.55
Consumer	0.25	0.26	0.25	0.26	0.42	0.40
Total	0.29	0.33	0.37	0.37	0.44	0.42

The distribution of our reserve for off-balance sheet credit exposures at the dates indicated is summarized below. The October 1, 2020 column represents the reserve at the time the Company adopted ASU 2016-13. Prior to October 1, 2020, no such reserve had been recorded.

	At
	June 30,	March 31,	December 31,	October 1,
	2021	2021	2020	2020
	(Dollars in thousands)
One- to four-family	$229	$197	$131	$144
Commercial	5,880	5,887	6,261	7,584
Consumer	52	43	41	60
	$6,161	$6,127	$6,433	$7,788

Securities. Securities increased $454.7 million, or 29.1%, from September 30, 2020, composed of a $338.2 million increase in MBS and a $116.5 million increase in investment securities. The weighted average yield on the securities portfolio decreased 38 basis points, from 1.62% at September 30, 2020 to 1.24% at June 30, 2021, due primarily to purchases at lower market yields. The following table presents the distribution of our securities portfolio, at amortized cost, at the dates indicated. Overall, fixed-rate securities comprised 93% of our securities portfolio at June 30, 2021. The weighted average life ("WAL") is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	June 30, 2021			March 31, 2021			September 30, 2020
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Fixed-rate securities:
MBS	$1,365,635	1.39%	3.9	$1,384,982	1.46%	4.1	$945,432	1.82%	3.7
GSE debentures	494,968	0.59	3.9	544,966	0.55	3.6	369,967	0.62	1.7
Municipal bonds	5,133	1.79	0.4	5,447	1.79	0.5	9,716	1.69	0.7
Total fixed-rate securities	1,865,736	1.18	3.9	1,935,395	1.20	3.9	1,325,115	1.49	3.1

Adjustable-rate securities:
MBS	137,221	2.05	3.4	155,325	2.24	3.2	204,490	2.49	2.9
Total securities portfolio	$2,002,957	1.24	3.8	$2,090,720	1.28	3.9	$1,529,605	1.62	3.1

The following table presents the carrying value of MBS in our portfolio by issuer at the dates presented.

	June 30, 2021	March 31, 2021	September 30, 2020
	(Dollars in thousands)
FNMA	$924,039	$972,833	$809,232
FHLMC	564,984	542,502	327,167
GNMA	30,005	34,566	44,404
	$1,519,028	$1,549,901	$1,180,803

Mortgage-Backed Securities - The balance of MBS, which primarily consists of securities of U.S. GSEs, increased $338.2 million, from $1.18 billion at September 30, 2020, to $1.52 billion at June 30, 2021. The following tables summarize the activity in our portfolio of MBS for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented. The beginning and ending WALs are the estimated remaining principal repayment terms (in years) after three-month historical prepayment speeds have been applied.

	For the Three Months Ended
	June 30, 2021			March 31, 2021			December 31, 2020			September 30, 2020
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,549,901	1.54%	4.0	$1,459,300	1.67%	4.0	$1,180,803	1.94%	3.5	$982,587	2.35%	3.3
Maturities and repayments	(110,996)			(109,141)			(101,496)			(95,842)
Net amortization of (premiums)/discounts	(1,689)			(1,572)			(1,003)			(608)
Purchases:
Fixed-rate	75,234	1.36	5.5	223,804	1.31	5.9	379,793	1.04	5.4	297,024	1.06	5.9
Change in valuation on AFS securities	6,578			(22,490)			1,203			(2,358)
Ending balance - carrying value	$1,519,028	1.45	3.8	$1,549,901	1.54	4.0	$1,459,300	1.67	4.0	$1,180,803	1.94	3.5

	For the Nine Months Ended
	June 30, 2021			June 30, 2020
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,180,803	1.94%	3.5	$936,487	2.67%	3.5
Maturities and repayments	(321,633)			(213,695)
Net amortization of (premiums)/discounts	(4,264)			(890)
Purchases:
Fixed-rate	678,831	1.16	5.6	240,677	1.71	4.4
Change in valuation on AFS securities	(14,709)			20,008
Ending balance - carrying value	$1,519,028	1.45	3.8	$982,587	2.35	3.3

Investment Securities - Investment securities, which consist of U.S. GSE debentures (primarily issued by FNMA, FHLMC, or Federal Home Loan Banks) and municipal investments, increased $116.5 million, from $380.1 million at September 30, 2020, to $496.7 million at June 30, 2021. Municipal investments totaled $5.1 million at June 30, 2021. The following tables summarize the activity of investment securities for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented. The beginning and ending WALs represent the estimated remaining principal repayment terms (in years) of the securities after projected call dates have been considered, based upon market rates at each date presented.

	For the Three Months Ended
	June 30, 2021			March 31, 2021			December 31, 2020			September 30, 2020
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$546,023	0.56%	3.6	$454,566	0.54%	1.0	$380,147	0.65%	1.7	$237,467	1.23%	0.8
Maturities, calls and sales	(100,300)			(3,325)			(50,900)			(102,115)
Net amortization of (premiums)/discounts	(12)			(18)			(14)			(54)
Purchases:
Fixed-rate	50,000	0.73	3.2	100,000	0.70	4.6	124,987	0.48	3.2	244,975	0.51	3.2
Change in valuation on AFS securities	966			(5,200)			346			(126)
Ending balance - carrying value	$496,677	0.60	3.8	$546,023	0.56	3.6	$454,566	0.54	1.0	$380,147	0.65	1.7

	For the Nine Months Ended
	June 30, 2021			June 30, 2020
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$380,147	0.65%	1.7	$268,376	2.11%	0.8
Maturities, calls and sales	(154,525)			(256,300)
Net amortization of (premiums)/discounts	(44)			(109)
Purchases:
Fixed-rate	274,987	0.60	3.7	225,087	1.20	1.2
Change in valuation on AFS securities	(3,888)			413
Ending balance - carrying value	$496,677	0.60	3.8	$237,467	1.23	0.8

Liabilities

Deposits - Total deposits were $6.64 billion, an increase of $446.9 million, or 7.2%, from September 30, 2020. The increase was in non-maturity deposits, which increased $586.6 million, including a $269.2 million increase in money market accounts, a $238.2 million increase in checking accounts, and a $79.2 million increase in savings accounts. Retail certificates of deposit decreased $210.5 million from September 30, 2020, which was partially offset by a $71.8 million increase in commercial certificates of deposit. Customers moved some of the funds from maturing certificates to more liquid investment options such as the Bank's retail money market accounts.

The following table presents the amount, weighted average rate and percent of total for the components of our deposit portfolio at the dates presented.

	June 30, 2021			March 31, 2021			September 30, 2020
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Non-interest-bearing checking	$540,669	—%	8.2%	$549,158	—%	8.2%	$451,394	—%	7.3%
Interest-bearing checking	1,014,665	0.08	15.3	1,009,096	0.07	15.2	865,782	0.10	14.0
Savings	513,054	0.06	7.7	511,014	0.06	7.7	433,808	0.06	7.0
Money market	1,688,337	0.25	25.4	1,602,573	0.24	24.1	1,419,180	0.37	22.9
Retail certificates of deposit	2,412,806	1.50	36.4	2,512,791	1.62	37.8	2,623,336	1.88	42.4
Commercial certificates of deposit	214,956	0.71	3.2	217,563	0.77	3.3	143,125	1.05	2.3
Public unit certificates of deposit	253,807	0.36	3.8	248,670	0.45	3.7	254,783	0.74	4.1
	$6,638,294	0.66	100.0%	$6,650,865	0.73	100.0%	$6,191,408	0.95	100.0%

The following tables set forth scheduled maturity information for our certificates of deposit, along with associated weighted average rates, as of June 30, 2021.

	Amount Due
		More than	More than
	1 year	1 year to	2 years to 3	More than	Total
Rate range	or less	2 years	years	3 years	Amount	Rate
	(Dollars in thousands)
Retail certificates of deposit:
0.00 – 0.99%	$550,417	$179,058	$67,469	$84,122	$881,066	0.52%
1.00 – 1.99%	343,680	170,719	111,402	77,336	703,137	1.69
2.00 – 2.99%	246,706	388,924	161,803	30,914	828,347	2.40
3.00 – 3.99%	—	256	—	—	256	3.00
Commercial certificates of deposit:
0.00 – 0.99%	172,807	4,795	464	781	178,847	0.54
1.00 – 1.99%	19,503	10,104	343	907	30,857	1.41
2.00 – 2.99%	2,016	2,401	662	172	5,251	2.31
Public unit certificates of deposit:
0.00 – 0.99%	196,575	25,501	—	—	222,076	0.10
1.00 – 1.99%	16,096	—	—	—	16,096	1.69
2.00 – 2.99%	15,307	—	329	—	15,636	2.65
	$1,563,107	$781,758	$342,472	$194,232	$2,881,569	1.34

Percent of total	54.3%	27.1%	11.9%	6.7%
Weighted average rate	1.07	1.71	1.80	1.25
Weighted average maturity (in years)	0.5	1.4	2.5	3.8	1.2
Weighted average maturity for the retail portfolio (in years)					1.3
Weighted average maturity for the commercial portfolio (in years)					0.6
Weighted average maturity for the public unit portfolio (in years)					0.4

	Amount Due
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)
Retail certificates of deposit less than $100,000	$168,367	$167,204	$326,201	$740,425	$1,402,197
Retail certificates of deposit of $100,000 or more	128,925	128,177	221,929	531,578	1,010,609
Commercial certificates of deposit less than $100,000	2,961	3,025	4,377	4,223	14,586
Commercial certificates of deposit of $100,000 or more	39,299	78,560	66,105	16,406	200,370
Public unit certificates of deposit of $100,000 or more	98,464	74,062	55,451	25,830	253,807
	$438,016	$451,028	$674,063	$1,318,462	$2,881,569

Borrowings - Total borrowings at June 30, 2021 were $1.58 billion, a decrease of $206.9 million, or 11.6%, from September 30, 2020. The decrease was due to not renewing borrowings that matured during the current year period. Cash flows from deposit growth were used to pay off maturing borrowings.
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

	For the Three Months Ended
	June 30, 2021			March 31, 2021			December 31, 2020			September 30, 2020
		Effective			Effective			Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$1,590,000	1.94%	3.3	$1,740,000	2.26%	3.0	$1,790,000	2.31%	3.0	$1,990,000	2.29%	2.9
Maturities and prepayments:
FHLB advances	(300,000)	1.30		(315,000)	2.20		(350,000)	2.40		(440,000)	2.49
Repurchase agreements	—	—		—	—		—	—		(100,000)	2.53
New FHLB borrowings:
Fixed-rate	200,000	0.90	4.5	100,000	1.24	6.0	100,000	1.09	5.0	—	—	—
Interest rate swaps(1)	100,000	3.14	7.0	65,000	2.65	3.1	200,000	2.63	1.5	340,000	2.73	3.5
Ending balance	$1,590,000	2.00	3.5	$1,590,000	1.94	3.3	$1,740,000	2.26	3.0	$1,790,000	2.31	3.0

	For the Nine Months Ended
	June 30, 2021			June 30, 2020
		Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$1,790,000	2.31%	3.0	$2,140,000	2.38%	2.6
Maturities and prepayments:
FHLB advances	(965,000)	1.99		(965,000)	2.41
New FHLB borrowings:
Fixed-rate	400,000	1.03	5.0	450,000	1.76	4.8
Interest rate swaps(1)	365,000	2.77	3.3	365,000	2.75	4.3
Ending balance	$1,590,000	2.00	3.5	$1,990,000	2.29	2.9

(1)Represents adjustable-rate FHLB advances for which the Bank has entered into interest rate swaps to hedge the variability in cash flows associated with the advances. The effective rate and WAM presented include the effect of the interest rate swaps.

Maturities - The following table presents the maturity of term borrowings, which consist entirely of FHLB advances, along with associated weighted average contractual and effective rates as of June 30, 2021.

	Term Borrowings Amount
Maturity by	FHLB	Interest rate	Total	Contractual	Effective
Fiscal Year	Advances	swaps(1)	Amount	Rate	Rate(2)
	(Dollars in thousands)
2021	$—	$340,000	$340,000	0.28%	2.73%
2022	—	100,000	100,000	0.24	3.14
2023	300,000	—	300,000	1.70	1.81
2024	150,000	—	150,000	2.44	2.44
2025	300,000	—	300,000	1.66	1.75
2026	250,000	—	250,000	0.96	1.27
2027	150,000	—	150,000	0.93	1.24
	$1,150,000	$440,000	$1,590,000	1.18	2.00

(1)Represents adjustable-rate FHLB advances for which the Bank has entered into interest rate swaps with a notional amount of $440.0 million to hedge the variability in cash flows associated with the advances. These advances are presented based on their contractual maturity dates and will be renewed periodically until the maturity or termination of the interest rate swaps. The expected WAL of the interest rate swaps was 3.6 years at June 30, 2021.
(2)The effective rate includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid.

The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail/commercial and public unit amounts, and term borrowings for the next four quarters as of June 30, 2021.

	Retail/Commercial		Public Unit		Term
Maturity by	Certificate	Repricing	Certificate	Repricing	Borrowings	Repricing		Repricing
Quarter End	Amount	Rate	Amount	Rate	Amount(1)	Rate	Total	Rate
	(Dollars in thousands)
September 30, 2021	$339,552	1.26%	$98,464	0.51%	$75,000	2.99%	$513,016	1.37%
December 31, 2021	376,966	1.12	74,062	0.26	—	—	451,028	0.98
March 31, 2022	299,872	1.24	24,876	0.65	—	—	324,748	1.19
June 30, 2022	318,740	1.15	30,575	0.09	—	—	349,315	1.06
	$1,335,130	1.19	$227,977	0.39	$75,000	2.99	$1,638,107	1.16

(1)The maturity date for FHLB advances tied to interest rate swaps is based on the maturity date of the related interest rate swap.

Stockholders' Equity. Stockholders' equity at June 30, 2021 was $1.24 billion, a decrease of $47.2 million, or 3.7%, from September 30, 2020. During the current year nine month period, the Company paid cash dividends totaling $106.4 million and repurchased common stock totaling $1.5 million, partially offset by net income of $57.5 million. The cash dividends paid during the current year nine month period totaled $0.785 per share and consisted of a $0.40 per share True Blue Capitol cash dividend, a $0.13 per share cash true-up dividend related to fiscal year 2020 earnings and three regular quarterly cash dividends of $0.085 per share. On July 20, 2021, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $11.5 million, payable on August 20, 2021 to stockholders of record as of the close of business on August 6, 2021. In the long run, management considers the Bank's equity to total assets ratio of at least 9% an appropriate level of capital. At June 30, 2021, this ratio was 11.5%.

At June 30, 2021, Capitol Federal Financial, Inc., at the holding company level, had $84.7 million in cash on deposit at the Bank. For fiscal year 2021, it is the intention of the Board of Directors to continue the payout of 100% of the Company's earnings to the Company's stockholders. Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company.

There remains $44.7 million authorized under the existing stock repurchase plan for additional purchases of the Company's common stock. Shares may be repurchased from time to time based upon market conditions, available liquidity and other factors. This plan has no expiration date; however, the FRB's existing approval for the Company to repurchase shares extends through August 2021. The Company plans to request a further extension of the FRB's approval.

The Company works to find multiple ways to provide stockholder value. This has primarily been through the payment of cash dividends and stock buybacks. The Company has maintained a policy of paying out 100% of its earnings to stockholders in the form of quarterly cash dividends and an annual cash true-up dividend in December of each year. In order to provide additional stockholder value, the Company paid a True Blue Capitol cash dividend of $0.25 per share in June for six consecutive years ending in 2019. Given the state of economic uncertainty, the Company elected to defer the annual True Blue dividend in June 2020. In June 2021, the Company paid a True Blue Capitol cash dividend of $0.40 per share. The $0.40 per share True Blue Capitol cash dividend represents a $0.20 per share cash dividend from fiscal year 2020 and a $0.20 per share cash dividend for fiscal year 2021. The Company has paid the True Blue Capitol dividend primarily due to excess capital levels at the Company and Bank. The Company considers various business strategies and their impact on capital and asset measures on both a current and future basis, as well as regulatory capital levels and requirements, in determining the amount, if any, and timing of the True Blue dividend.

The following table presents regular quarterly cash dividends and special cash dividends paid in calendar years 2021, 2020, and 2019. The amounts represent cash dividends paid during each period. For the quarter ending September 30, 2021, the amount presented represents the dividend payable on August 20, 2021 to stockholders of record as of the close of business on August 6, 2021.

	Calendar Year
	2021		2020		2019
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$11,518	$0.085	$11,733	$0.085	$11,700	$0.085
Quarter ended June 30	11,516	0.085	11,733	0.085	11,708	0.085
Quarter ended September 30	11,520	0.085	11,733	0.085	11,713	0.085
Quarter ended December 31	—	—	11,514	0.085	11,731	0.085
True-up dividends paid	—	—	17,614	0.130	46,932	0.340
True Blue dividends paid	54,210	0.400	—	—	34,446	0.250
Calendar year-to-date dividends paid	$88,764	$0.655	$64,327	$0.470	$128,230	$0.930

Operating Results
The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2021	2021	2020	2020	2020
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$54,779	$57,285	$60,694	$64,315	$66,652
MBS	5,360	5,429	5,710	5,425	5,616
FHLB stock	944	951	1,069	1,080	1,207
Investment securities	763	629	683	731	847
Cash and cash equivalents	26	40	51	55	59
Total interest and dividend income	61,872	64,334	68,207	71,606	74,381

Interest expense:
Deposits	11,475	12,529	14,067	15,299	16,533
Borrowings	7,826	8,732	10,327	10,624	11,561
Total interest expense	19,301	21,261	24,394	25,923	28,094

Net interest income	42,571	43,073	43,813	45,683	46,287

Provision for credit losses	(2,691)	(2,964)	(1,532)	—	—

Net interest income
(after provision for credit losses)	45,262	46,037	45,345	45,683	46,287

Non-interest income	5,236	12,477	5,070	4,985	4,439
Non-interest expense	27,602	32,653	27,067	27,176	26,164
Income tax expense	4,709	5,417	4,450	5,213	5,088
Net income	$18,187	$20,444	$18,898	$18,279	$19,474

Efficiency ratio	57.73%	58.78%	55.37%	53.64%	51.58%

Basic EPS	$0.13	$0.15	$0.14	$0.13	$0.14
Diluted EPS	0.13	0.15	0.14	0.13	0.14

Comparison of Operating Results for the Three Months Ended June 30, 2021 and March 31, 2021

For the quarter ended June 30, 2021, the Company recognized net income of $18.2 million, or $0.13 per share, compared to net income of $20.4 million, or $0.15 per share, for the quarter ended March 31, 2021. The decrease in net income was due primarily to a decrease in non-interest income due mainly to the prior quarter including a $7.4 million gain on the sale of the Bank's Visa Class B shares, partially offset by a decrease in non-interest expense due mainly to a $4.8 million loss in the prior quarter due to the Bank terminating $200.0 million of its interest rate swaps. Net interest margin decreased four basis points, from 1.88% for the prior quarter to 1.84% for the current quarter. The decrease in net interest margin was due mainly to a decrease in the loan portfolio average yield, partially offset by a decrease in the average cost of deposits and borrowings. Our net interest margin could continue to decrease if our interest-earning assets continue to reprice to lower market rates at a faster pace than our deposits and borrowings, and if we continue investing in lower yielding securities rather than reinvesting cash flows into the loan portfolio.

Interest and Dividend Income
The weighted average yield on total interest-earning assets decreased 15 basis points, from 2.81% for the prior quarter to 2.66% for the current quarter, while the average balance of interest-earning assets increased $125.8 million between the two periods. The decrease in the weighted average yield was due primarily to a decrease in the one- to four-family loan portfolio yield. The increase in the average balance was due primarily to a $152.1 million increase in the average balance of the MBS and investment securities portfolios and a $38.0 million increase in the average balance of the loans receivable portfolio, partially offset by a $60.7 million decrease in the average balance of cash and cash equivalents. The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2021	2021	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$54,779	$57,285	$(2,506)	(4.4)%
MBS	5,360	5,429	(69)	(1.3)
FHLB stock	944	951	(7)	(0.7)
Investment securities	763	629	134	21.3
Cash and cash equivalents	26	40	(14)	(35.0)
Total interest and dividend income	$61,872	$64,334	$(2,462)	(3.8)

The decrease in interest income on loans receivable was due to a 16 basis point decrease in the weighted average portfolio yield, partially offset by a $38.0 million increase in the average balance. The weighted average yield on the loans receivable portfolio decreased from 3.27% for the prior quarter to 3.11% for the current quarter, due mainly to an increase in one- to four-family correspondent loan endorsement activity, which increased the amount of premium amortization related to these loans, along with a reduction in one- to four-family originated loan endorsement activity, which decreased the amount of deferred fee recognition related to these loans. Additionally, the yield decreased due to the origination and purchase of one- to four-family loans at rates lower than the overall portfolio. One- to four-family correspondent loan payoff activity in the current quarter was lower than the prior quarter; thereby reducing the amount of premium amortization and reduction in the loan portfolio yield. Correspondent loan payoff activity remains at elevated levels compared to historical norms. The yield on the loan portfolio will likely continue to decrease in the near term due to the high levels of prepayments, refinances and endorsements.

The decrease in interest income on MBS was due to a 10 basis point decrease in the weighted average portfolio yield, which was largely offset by an $85.1 million increase in the average balance of the portfolio. The increase in interest income on investment securities was due primarily to a $67.0 million increase in the average balance of the portfolio.

Interest Expense
The weighted average rate paid on interest-bearing liabilities decreased 12 basis points, from 1.06% for the prior quarter to 0.94% for the current quarter, while the average balance of interest-bearing liabilities increased $121.1 million between the two periods due to an increase in the average balance of checking, savings and money market accounts, partially offset by a decrease in the average balance of retail/commercial certificates of deposit and a decrease in the average balance of borrowings. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2021	2021	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$11,475	$12,529	$(1,054)	(8.4)%
Borrowings	7,826	8,732	(906)	(10.4)
Total interest expense	$19,301	$21,261	$(1,960)	(9.2)
The decrease in interest expense on deposits was due primarily to a decrease in the weighted average rate paid on and a decrease in the average balance of the retail/commercial certificate of deposit portfolio. The weighted average rate on the retail/commercial certificate of deposit portfolio decreased 12 basis points, to 1.49% for the current quarter, and the average balance decreased $74.5 million.

During the prior quarter, the Bank terminated interest rate swaps designated as cash flow hedges with a notional amount of $200.0 million which were tied to variable-rate FHLB advances totaling $200.0 million. During the current quarter, the Bank prepaid the aforementioned variable-rate FHLB advances and replaced them with $200.0 million of fixed-rate FHLB advances. The decrease in interest expense on borrowings compared to the prior quarter was due primarily to a full quarterly impact of this activity and the related reduction in the effective cost of these borrowings.

Provision for Credit Losses
For the quarter ended June 30, 2021, the Bank recorded a negative provision for credit losses of $2.7 million, compared to a negative provision for credit losses of $3.0 million for the prior quarter. The negative provision in the current quarter was composed of a $2.7 million decrease in the ACL for loans, partially offset by a $34 thousand increase in reserves for off-balance sheet credit exposures. The $2.7 million negative provision for credit losses in the current quarter was due primarily to more favorable economic conditions at June 30, 2021 compared to March 31, 2021, largely related to commercial loans. See "Financial Condition - Asset Quality" above for additional discussion regarding the Bank's ACL and reserves for off-balance sheet credit exposures at June 30, 2021.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2021	2021	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$3,227	$2,814	$413	14.7%
Gain on sale of Visa Class B shares	—	7,386	(7,386)	(100.0)
Insurance commissions	723	888	(165)	(18.6)
Other non-interest income	1,286	1,389	(103)	(7.4)
Total non-interest income	$5,236	$12,477	$(7,241)	(58.0)

The increase in deposit service fees was due primarily to increases in debit card income and service charge income as a result of higher transaction volume in the current quarter. During the prior quarter, the Bank sold all of its Visa Class B shares, resulting in a $7.4 million gain. The decrease in insurance commissions was due primarily to the receipt of annual contingent insurance commissions during the prior quarter, which were higher than what was anticipated and accrued.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2021	2021	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$13,867	$13,397	$470	3.5%
Information technology and related expense	4,736	4,599	137	3.0
Occupancy, net	3,504	3,523	(19)	(0.5)
Loss on interest rate swap termination	—	4,752	(4,752)	(100.0)
Regulatory and outside services	1,469	1,234	235	19.0
Advertising and promotional	1,407	1,484	(77)	(5.2)
Deposit and loan transaction costs	693	664	29	4.4
Federal insurance premium	633	634	(1)	(0.2)
Office supplies and related expense	402	463	(61)	(13.2)
Other non-interest expense	891	1,903	(1,012)	(53.2)
Total non-interest expense	$27,602	$32,653	$(5,051)	(15.5)

The increase in salaries and employee benefits was due primarily to merit increases during the current quarter. During the prior quarter, the Bank terminated interest rate swaps designated as cash flow hedges with a notional amount of $200.0 million resulting in the reclassification of unrealized losses totaling $4.8 million from AOCI into earnings. The increase in regulatory and outside services was due mainly to the timing of external audit expenses. The decrease in other non-interest expense was due primarily to the write-down of a property during the prior quarter that previously served as one of the Bank's branch locations, as management intends to sell the property. During the current quarter there was a partial reversal of the write-down due to receiving updated pricing information for the property.

The Company's efficiency ratio was 57.73% for the current quarter compared to 58.78% for the prior quarter. The improvement in the efficiency ratio was due primarily to lower non-interest expense, partially offset by a decrease in non-interest income. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A lower value indicates that the financial institution is generating revenue with a proportionally lower level of expense, relative to the net interest margin.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2021	2021	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$22,896	$25,861	$(2,965)	(11.5)%
Income tax expense	4,709	5,417	(708)	(13.1)
Net income	$18,187	$20,444	$(2,257)	(11.0)

Effective Tax Rate	20.6%	20.9%
The decrease in income tax expense was due mainly to a decrease in pretax income. Management anticipates the effective income tax rate for fiscal year 2021 will be approximately 20%.

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

	For the Three Months Ended
	June 30, 2021			March 31, 2021
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans:
Originated	$3,982,990	$33,727	3.39%	$3,956,867	$34,794	3.52%
Correspondent purchased	1,971,209	10,367	2.10	1,981,735	11,826	2.39
Bulk purchased	185,198	826	1.78	195,925	932	1.90
Total one- to four-family loans	6,139,397	44,920	2.93	6,134,527	47,552	3.10
Commercial loans	805,721	8,744	4.29	766,972	8,559	4.46
Consumer loans	96,980	1,115	4.61	102,613	1,174	4.64
Total loans receivable(1)	7,042,098	54,779	3.11	7,004,112	57,285	3.27
MBS(2)	1,529,679	5,360	1.40	1,444,554	5,429	1.50
Investment securities(2)(3)	533,076	763	0.57	466,077	629	0.54
FHLB stock	73,689	944	5.14	77,391	951	4.98
Cash and cash equivalents	97,890	26	0.11	158,544	40	0.10
Total interest-earning assets	9,276,432	61,872	2.66	9,150,678	64,334	2.81
Other non-interest-earning assets	430,639			446,265
Total assets	$9,707,071			$9,596,943

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$1,546,665	182	0.05	$1,459,964	183	0.05
Savings	513,528	72	0.06	477,985	69	0.06
Money market	1,646,970	998	0.24	1,543,911	1,038	0.27
Retail/commercial certificates	2,678,914	9,938	1.49	2,753,439	10,917	1.61
Wholesale certificates	251,571	285	0.45	260,712	322	0.50
Total deposits	6,637,648	11,475	0.69	6,496,011	12,529	0.78
Borrowings(4)	1,582,905	7,826	1.97	1,603,459	8,732	2.19
Total interest-bearing liabilities	8,220,553	19,301	0.94	8,099,470	21,261	1.06
Other non-interest-bearing liabilities	203,532			213,602
Stockholders' equity	1,282,986			1,283,871
Total liabilities and stockholders' equity	$9,707,071			$9,596,943

Net interest income(5)		$42,571			$43,073
Net interest rate spread(6)			1.72			1.75
Net interest-earning assets	$1,055,879			$1,051,208
Net interest margin(7)			1.84			1.88
Ratio of interest-earning assets to interest-bearing liabilities			1.13x			1.13x

Selected performance ratios:
Return on average assets (annualized)			0.75%			0.85%
Return on average equity (annualized)			5.67			6.37
Average equity to average assets			13.22			13.38
Operating expense ratio(8)			1.14			1.36
Efficiency ratio(9)			57.73			58.78

(1)Balances are adjusted for unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS securities are adjusted for unamortized purchase premiums or discounts.
(3)The average balance of investment securities includes an average balance of nontaxable securities of $5.1 million and $7.5 million for the quarters ended June 30, 2021 and March 31, 2021, respectively.
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

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended June 30, 2021 to the three months ended March 31, 2021. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended
	June 30, 2021 vs. March 31, 2021
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$422	$(2,928)	$(2,506)
MBS	310	(379)	(69)
Investment securities	94	40	134
FHLB stock	(40)	33	(7)
Cash and cash equivalents	(16)	2	(14)
Total interest-earning assets	770	(3,232)	(2,462)

Interest-bearing liabilities:
Checking	11	(14)	(3)
Savings	6	(2)	4
Money market	71	(110)	(39)
Certificates of deposit	(275)	(741)	(1,016)
Borrowings	(103)	(803)	(906)
Total interest-bearing liabilities	(290)	(1,670)	(1,960)

Net change in net interest income	$1,060	$(1,562)	$(502)

Comparison of Operating Results for the Nine Months Ended June 30, 2021 and 2020

The Company recognized net income of $57.5 million, or $0.42 per share, for the nine month period ended June 30, 2021 compared to net income of $46.3 million, or $0.34 per share, for the nine month period ended June 30, 2020. The increase in net income was due primarily to recording a $22.3 million provision for credit losses during the prior year period compared to recording a negative provision for credit losses of $7.2 million in the current year period, partially offset by a decrease in net interest income and an increase in income tax expense. Net interest income decreased $14.2 million, or 9.9%, from the prior year period to $129.5 million for the current year period. Net interest margin decreased 27 basis points, from 2.15% for the prior year period to 1.88% for the current year period. The decrease in net interest income and net interest margin was due mainly to a decrease in asset yields, along with a change in asset mix as cash flows from the loan portfolio have been used to purchase lower yielding securities, partially offset by a decrease in the cost of deposits and borrowings.

Interest and Dividend Income
The weighted average yield on total interest-earning assets decreased 66 basis points, from 3.48% for the prior year period to 2.82% for the current year period, while the average balance of interest-earning assets increased $259.3 million. The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2021	2020	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$172,758	$206,179	$(33,421)	(16.2)%
MBS	16,499	17,584	(1,085)	(6.2)
FHLB stock	2,964	4,747	(1,783)	(37.6)
Investment securities	2,075	3,736	(1,661)	(44.5)
Cash and cash equivalents	117	1,126	(1,009)	(89.6)
Total interest and dividend income	$194,413	$233,372	$(38,959)	(16.7)

The decrease in interest income on loans receivable was due mainly to a 41 basis point decrease in the weighted average yield on the portfolio, from 3.67% for the prior year period to 3.26% for the current year period, primarily on correspondent one- to four-family loans related to higher premium amortization due to increases in payoff and endorsement activity, as well as endorsements and refinances of one- to four-family originated loans to lower market rates, adjustable-rate loans repricing to lower market rates, and the origination and purchase of new loans at lower market rates. Additionally, the average balance of the portfolio decreased $420.5 million compared to the prior year period. The majority of the decrease in the average balance of the loan portfolio between periods was due to a reduction in the correspondent one-to four-family loan portfolio. We suspended accepting new applications for these loans from mid-March 2020 to mid-June 2020, in part to manage the influx of refinance requests from existing customers in our local market areas during that time period while also managing underwriting concerns on correspondent loans early in the COVID-19 pandemic. Additionally, after lifting the suspension, there were, and continues to be, historically high levels of prepayments due to refinance activity.

The decrease in interest income on the MBS portfolio was due to a 98 basis point decrease in the weighted average yield to 1.54% for the current year period as a result of the purchase of MBS at market rates lower than the existing portfolio and an increase in the impact of premium amortization, partially offset by a $495.5 million increase in the average balance of the portfolio.

The decrease in dividend income on FHLB stock was due mainly to a decrease in the dividend rate paid by FHLB, along with a decrease in the average balance of FHLB stock. The average balance decreased as the Bank did not replace certain maturing FHLB advances between periods, which reduced the amount of FHLB stock owned by the Bank per FHLB requirements.

The decrease in interest income on investment securities was due to a 135 basis point decrease in the weighted average yield to 0.58% for the current year period as a result of new purchases at lower market yields, partially offset by a $219.0 million increase in the average balance of the portfolio.

The decrease in interest income on cash and cash equivalents was due primarily to a decrease in the yield earned on cash held at the FRB of Kansas City.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities decreased 45 basis points, from 1.52% for the prior year period to 1.07% for the current period, while the average balance of interest-bearing liabilities increased $250.8 million. The increase in the average balance was primarily in money market and checking accounts, partially offset by a decrease in the average balance of borrowings. The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2021	2020	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$38,071	$52,299	$(14,228)	(27.2)%
Borrowings	26,885	37,421	(10,536)	(28.2)
Total interest expense	$64,956	$89,720	$(24,764)	(27.6)

The decrease in interest expense on deposits was due mainly to a decrease in the weighted average rate paid on retail/commercial certificates of deposit, money market accounts, and wholesale certificates of deposit, which decreased by 46 basis points, 31 basis points, and 133 basis points, respectively. Since the onset of the COVID-19 pandemic, retail/commercial certificates of deposit have been repricing downward as they renew or are replaced at lower offered rates and rates on money market accounts have been lowered.

The decrease in interest expense on borrowings was due primarily to a $494.1 million decrease in the average balance, as certain maturing FHLB advances and repurchase agreements were not replaced and the Bank paid down its FHLB line of credit with liquidity generated from the deposit portfolio. Additionally, the decrease in interest expense on borrowings was due to the impact of prepaying certain FHLB advances during the current and prior periods.
Provision for Credit Losses
The Bank recorded a negative provision for credit losses during the current year period of $7.2 million, compared to a $22.3 million provision for credit losses during the prior year period. See "Financial Condition - Asset Quality" above for additional discussion regarding the Bank's ACL and reserves for off-balance sheet credit exposures at June 30, 2021.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2021	2020	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$8,988	$8,384	$604	7.2%
Gain on sale of Visa Class B shares	7,386	—	7,386	N/A
Insurance commissions	2,249	1,762	487	27.6
Other non-interest income	4,160	4,468	(308)	(6.9)
Total non-interest income	$22,783	$14,614	$8,169	55.9

The increase in deposit service fees was due primarily to an increase in debit card income as a result of higher transaction volume. During the current year period, the Bank sold its Visa Class B Shares, resulting in a $7.4 million gain. The increase in insurance commissions was due primarily to higher annual contingent insurance commissions received in the current year period compared to the prior year period. The decrease in other non-interest income was mainly the result of lower income from BOLI compared to the prior year period due to a reduction in the yield due to lower market rates and lower death benefit receipts between the two periods.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2021	2020	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$41,402	$39,765	$1,637	4.1%
Information technology and related expense	13,568	12,694	874	6.9
Occupancy, net	10,406	10,212	194	1.9
Loss on interest rate swap termination	4,752	—	4,752	N/A
Regulatory and outside services	4,288	4,188	100	2.4
Advertising and promotional	3,729	3,773	(44)	(1.2)
Deposit and loan transaction costs	2,123	2,086	37	1.8
Federal insurance premium	1,888	287	1,601	557.8
Office supplies and related expense	1,289	1,586	(297)	(18.7)
Other non-interest expense	3,877	4,237	(360)	(8.5)
Total non-interest expense	$87,322	$78,828	$8,494	10.8

The increase in salaries and employee benefits was due primarily to an increase in officer bonus accruals, as well as an increase in loan commissions related to higher loan origination activity. The increase in information technology and related expense was due mainly to an increase in software licensing expense and information technology professional services expense. As discussed previously, during the current year period, the Bank terminated interest rate swaps designated as cash flow hedges with a notional amount of $200.0 million resulting in the reclassification of unrealized losses totaling $4.8 million from AOCI into earnings. The increase in the federal insurance premium was due mainly to the Bank utilizing an assessment credit from the Federal Deposit Insurance Corporation ("FDIC") during the prior year period.

The Company's efficiency ratio was 57.36% for the current period compared to 49.81% for the prior year period. The change in the efficiency ratio was due to higher non-interest expense and lower net interest income, partially offset by an increase in non-interest income in the current year period compared to the prior year period. Management continues to strive to control operating costs. The increase in the efficiency ratio in the current year period related to higher non-interest expense was due primarily to the loss on the termination of interest rate swaps, which was a unique transaction during the current year period, along with higher federal insurance premium expense as the Bank utilized an assessment credit from the FDIC during the prior year period.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$72,105	$57,138	$14,967	26.2%
Income tax expense	14,576	10,877	3,699	34.0
Net income	$57,529	$46,261	$11,268	24.4

Effective Tax Rate	20.2%	19.0%

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

	For the Nine Months Ended
	June 30, 2021			June 30, 2020
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans:
Originated	$3,963,088	$104,482	3.52%	$3,946,543	$113,228	3.83%
Correspondent purchased	2,006,257	35,124	2.33	2,386,194	54,780	3.06
Bulk purchased	195,678	2,870	1.96	235,928	4,837	2.73
Total one- to four-family loans	6,165,023	142,476	3.08	6,568,665	172,845	3.51
Commercial loans	780,941	26,707	4.51	775,021	28,228	4.79
Consumer loans	103,241	3,575	4.63	126,049	5,106	5.41
Total loans receivable(1)	7,049,205	172,758	3.26	7,469,735	206,179	3.67
MBS(2)	1,424,914	16,499	1.54	929,458	17,584	2.52
Investment securities(2)(3)	476,755	2,075	0.58	257,778	3,736	1.93
FHLB stock	78,784	2,964	5.03	99,945	4,747	6.34
Cash and cash equivalents	152,792	117	0.10	166,272	1,126	0.89
Total interest-earning assets	9,182,450	194,413	2.82	8,923,188	233,372	3.48
Other non-interest-earning assets	443,370			459,877
Total assets	$9,625,820			$9,383,065

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$1,455,468	588	0.05	$1,141,682	550	0.06
Savings	478,011	209	0.06	375,858	222	0.08
Money market	1,554,947	3,220	0.28	1,216,377	5,395	0.59
Retail/commercial certificates	2,726,035	33,032	1.62	2,702,272	42,096	2.08
Wholesale certificates	254,606	1,022	0.54	287,977	4,036	1.87
Total deposits	6,469,067	38,071	0.79	5,724,166	52,299	1.22
Borrowings(4)	1,654,544	26,885	2.16	2,148,687	37,421	2.31
Total interest-bearing liabilities	8,123,611	64,956	1.07	7,872,853	89,720	1.52
Other non-interest-bearing liabilities	219,204			195,957
Stockholders' equity	1,283,005			1,314,255
Total liabilities and stockholders' equity	$9,625,820			$9,383,065

Net interest income(5)		$129,457			$143,652
Net interest rate spread(6)			1.75			1.96
Net interest-earning assets	$1,058,839			$1,050,335
Net interest margin(7)			1.88			2.15
Ratio of interest-earning assets to interest-bearing liabilities			1.13x			1.13x

Selected performance ratios:
Return on average assets (annualized)			0.80%			0.66%
Return on average equity (annualized)			5.98			4.69
Average equity to average assets			13.33			14.01
Operating expense ratio(8)			1.21			1.12
Efficiency ratio(9)			57.36			49.81

(1)Balances are adjusted for unearned loan fees and deferred costs.  Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS securities are adjusted for unamortized purchase premiums or discounts.
(3)The average balance of investment securities includes an average balance of nontaxable securities of $7.2 million and $14.7 million for the nine months ended June 30, 2021 and June 30, 2020, respectively.
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

	For the Nine Months Ended
	June 30, 2021 vs. June 30, 2020
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(10,905)	$(22,516)	$(33,421)
MBS	7,269	(8,354)	(1,085)
Investment securities	1,956	(3,617)	(1,661)
FHLB stock	(906)	(877)	(1,783)
Cash and cash equivalents	(85)	(924)	(1,009)
Total interest-earning assets	(2,671)	(36,288)	(38,959)

Interest-bearing liabilities:
Checking	134	(96)	38
Savings	52	(65)	(13)
Money market	1,216	(3,390)	(2,174)
Certificates of deposit	(149)	(11,930)	(12,079)
Borrowings	(6,751)	(3,785)	(10,536)
Total interest-bearing liabilities	(5,498)	(19,266)	(24,764)

Net change in net interest income	$2,827	$(17,022)	$(14,195)

Comparison of Operating Results for the Three Months Ended June 30, 2021 and 2020
For the quarter ended June 30, 2021, the Company recognized net income of $18.2 million, or $0.13 per share, compared to net income of $19.5 million, or $0.14 per share for the quarter ended June 30, 2020. The decrease in net income was due primarily to a decrease in net interest income, partially offset by a negative provision for credit losses of $2.7 million in the current quarter. Net interest margin decreased 23 basis points, from 2.07% for the prior year quarter to 1.84% for the current quarter. The decrease in net interest margin was due mainly to a decrease in asset yields, along with a change in asset mix as cash flows from the loan portfolio were used to purchase lower yielding securities, partially offset by a decrease in the cost of deposits and borrowings.

Interest and Dividend Income
The weighted average yield on total interest-earning assets decreased 66 basis points, from 3.32% for the prior year quarter to 2.66% for the current quarter, while the average balance of interest-earning assets increased $311.8 million. The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2021	2020	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$54,779	$66,652	$(11,873)	(17.8)%
MBS	5,360	5,616	(256)	(4.6)
FHLB stock	944	1,207	(263)	(21.8)
Investment securities	763	847	(84)	(9.9)
Cash and cash equivalents	26	59	(33)	(55.9)
Total interest and dividend income	$61,872	$74,381	$(12,509)	(16.8)

The decrease in interest income on loans receivable was due mainly to a 44 basis point decrease in the weighted average yield, from 3.55% for the prior year quarter to 3.11% for the current quarter, along with a $447.6 million decrease in the average balance. The decrease in the weighted average yield was due primarily to endorsements and refinances of one- to four-family originated loans to lower market rates, an increase in premium amortization related to correspondent loans as a result of an increase in payoff and endorsement activity, and the origination and purchase of new loans at lower market rates. The decrease in the average balance was due primarily to a decrease in the balance of correspondent one- to four-family loans.

The decrease in interest income on the MBS portfolio was due primarily to a 100 basis point decrease in the weighted average yield on the portfolio, from 2.40% for the prior year quarter to 1.40% for the current quarter resulting from the purchase of MBS at market rates lower than the existing portfolio and an increase in the impact of premium amortization, partially offset by a $595.2 million, or 63.7%, increase in the average balance of the portfolio.

The decrease in dividend income on FHLB stock was due to a decrease in the average balance of FHLB stock. The average balance decreased as the Bank did not replace certain maturing FHLB advances between periods, which reduced the amount of FHLB stock owned by the Bank per FHLB requirements.

Interest Expense
The weighted average rate paid on total interest-bearing liabilities decreased 47 basis points, from 1.41% for the prior year quarter to 0.94% for the current quarter, while the average balance of interest-bearing liabilities increased $254.0 million. The following table presents the components of interest expense for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2021	2020	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$11,475	$16,533	$(5,058)	(30.6)%
Borrowings	7,826	11,561	(3,735)	(32.3)
Total interest expense	$19,301	$28,094	$(8,793)	(31.3)

The decrease in interest expense on deposits was due mainly to a decrease in the weighted average rate paid on retail/commercial certificates of deposit, money market accounts, and wholesale certificates of deposit, which decreased by 55 basis points, 19 basis points, and 98 basis points, respectively. Since the onset of the COVID-19 pandemic, retail/commercial certificates of deposit have been repricing downward as they renew or are replaced at lower offered rates and rates on money market accounts have been lowered.

The decrease in interest expense on borrowings was due primarily to a $452.7 million decrease in the average balance, as certain maturing FHLB advances and repurchase agreements were not replaced. Additionally, the decrease in interest expense on borrowings was due to the impact of the termination of interest rate swaps associated with $200.0 million of FHLB advances, as previously discussed.

Provision for Credit Losses
The Bank recorded a negative provision for credit losses during the current quarter of $2.7 million, compared to no provision for credit losses during the prior year quarter. See "Financial Condition - Asset Quality" above for additional discussion regarding the Bank's ACL and reserves for off-balance sheet credit exposures at June 30, 2021.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2021	2020	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$3,227	$2,539	$688	27.1%
Insurance commissions	723	671	52	7.7
Other non-interest income	1,286	1,229	57	4.6
Total non-interest income	$5,236	$4,439	$797	18.0

The increase in deposit service fees was due primarily to an increase in debit card income as a result of higher transaction volume compared to the prior year quarter.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2021	2020	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$13,867	$13,059	$808	6.2%
Information technology and related expense	4,736	4,285	451	10.5
Occupancy, net	3,504	3,556	(52)	(1.5)
Regulatory and outside services	1,469	1,548	(79)	(5.1)
Advertising and promotional	1,407	1,004	403	40.1
Deposit and loan transaction costs	693	697	(4)	(0.6)
Federal insurance premium	633	287	346	120.6
Office supplies and related expense	402	475	(73)	(15.4)
Other non-interest expense	891	1,253	(362)	(28.9)
Total non-interest expense	$27,602	$26,164	$1,438	5.5

The increase in salaries and employee benefits was due primarily to an increase in officer bonus accruals, as well as to merit increases during the current quarter. The increase in information technology and related expense was due mainly to an increase in software licensing expense. The increase in advertising and promotional expense was due to the timing of campaigns. The increase in the federal insurance premium was due mainly to the Bank utilizing an assessment credit from the FDIC during the prior year quarter. The decrease in other non-interest expense was due primarily to a partial reversal of a write-down of a property that previously served as one of the Bank's branch locations.

The Company's efficiency ratio was 57.73% for the current quarter compared to 51.58% for the prior year quarter. The change in the efficiency ratio was due primarily to lower net interest income, along with an increase in non-interest expense.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$22,896	$24,562	$(1,666)	(6.8)%
Income tax expense	4,709	5,088	(379)	(7.4)
Net income	$18,187	$19,474	$(1,287)	(6.6)

Effective Tax Rate	20.6%	20.7%

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

	For the Three Months Ended
	June 30, 2021			June 30, 2020
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans:
Originated	$3,982,990	$33,727	3.39%	$3,966,034	$37,701	3.80%
Correspondent purchased	1,971,209	10,367	2.10	2,376,900	16,436	2.77
Bulk purchased	185,198	826	1.78	226,011	1,509	2.67
Total one- to four-family loans	6,139,397	44,920	2.93	6,568,945	55,646	3.39
Commercial loans	805,721	8,744	4.29	799,600	9,576	4.74
Consumer loans	96,980	1,115	4.61	121,139	1,430	4.75
Total loans receivable(1)	7,042,098	54,779	3.11	7,489,684	66,652	3.55
MBS(2)	1,529,679	5,360	1.40	934,464	5,616	2.40
Investment securities(2)(3)	533,076	763	0.57	207,541	847	1.63
FHLB stock	73,689	944	5.14	101,588	1,207	4.78
Cash and cash equivalents	97,890	26	0.11	231,354	59	0.10
Total interest-earning assets	9,276,432	61,872	2.66	8,964,631	74,381	3.32
Other non-interest-earning assets	430,639			499,291
Total assets	$9,707,071			$9,463,922

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$1,546,665	182	0.05	$1,232,611	199	0.06
Savings	513,528	72	0.06	404,545	69	0.07
Money market	1,646,970	998	0.24	1,267,535	1,350	0.43
Retail/commercial certificates	2,678,914	9,938	1.49	2,734,940	13,882	2.04
Wholesale certificates	251,571	285	0.45	291,292	1,033	1.43
Total deposits	6,637,648	11,475	0.69	5,930,923	16,533	1.12
Borrowings(4)	1,582,905	7,826	1.97	2,035,637	11,561	2.27
Total interest-bearing liabilities	8,220,553	19,301	0.94	7,966,560	28,094	1.41
Other non-interest-bearing liabilities	203,532			200,339
Stockholders' equity	1,282,986			1,297,023
Total liabilities and stockholders' equity	$9,707,071			$9,463,922

Net interest income(5)		$42,571			$46,287
Net interest rate spread(6)			1.72			1.91
Net interest-earning assets	$1,055,879			$998,071
Net interest margin(7)			1.84			2.07
Ratio of interest-earning assets to interest-bearing liabilities			1.13x			1.13x

Selected performance ratios:
Return on average assets (annualized)			0.75%			0.82%
Return on average equity (annualized)			5.67			6.01
Average equity to average assets			13.22			13.70
Operating expense ratio(8)			1.14			1.11
Efficiency ratio(9)			57.73			51.58

(1)Balances are adjusted for unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS securities are adjusted for unamortized purchase premiums or discounts.
(3)The average balance of investment securities includes an average balance of nontaxable securities of $5.1 million and $11.9 million for the three months ended June 30, 2021 and June 30, 2020, respectively.
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

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended June 30, 2021 to the three months ended June 30, 2020. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended June 30,
	2021 vs. 2020
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(3,695)	$(8,178)	$(11,873)
MBS	2,676	(2,932)	(256)
Investment securities	719	(803)	(84)
FHLB stock	(352)	89	(263)
Cash and cash equivalents	(36)	3	(33)
Total interest-earning assets	(688)	(11,821)	(12,509)

Interest-bearing liabilities:
Checking	44	(61)	(17)
Savings	17	(14)	3
Money market	333	(685)	(352)
Certificates of deposit	(458)	(4,234)	(4,692)
Borrowings	(2,079)	(1,656)	(3,735)
Total interest-bearing liabilities	(2,143)	(6,650)	(8,793)

Net change in net interest income	$1,455	$(5,171)	$(3,716)

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

If management observes unusual trends in the amount and frequency of line of credit utilization and/or short-term borrowings, the Bank will likely utilize long-term wholesale borrowing sources such as FHLB advances and/or repurchase agreements to provide long-term, fixed-rate funding. The maturities of these long-term borrowings are generally staggered in order to mitigate the risk of a highly negative cash flow position at maturity. The Bank's internal policy limits total borrowings to 55% of total assets. At June 30, 2021, the Bank had total borrowings, at par, of $1.59 billion, or approximately 16% of total assets, all of which were FHLB advances.

The amount of FHLB borrowings outstanding at June 30, 2021 was $1.59 billion, of which $440.0 million were advances scheduled to mature in the next 12 months, all of which were one-year floating-rate FHLB advances tied to interest rate swaps. All FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB.

At June 30, 2021, the Bank had no repurchase agreements. The Bank may enter into repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to the total borrowings internal policy limit of 55% as discussed above.

The Bank could utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At June 30, 2021, the Bank had $1.64 billion of securities that were eligible but unused as collateral for borrowing or other liquidity needs.

The Bank has access to other sources of funds for liquidity purposes, such as brokered and public unit certificates of deposit. As of June 30, 2021, the Bank's policy allowed for combined brokered and public unit certificates of deposit up to 15% of total deposits. At June 30, 2021, the Bank did not have any brokered certificates of deposit, and public unit certificates of deposit were approximately 4% of total deposits. The Bank had pledged securities with an estimated fair value of $303.3 million as collateral for public unit certificates of deposit at June 30, 2021. The securities pledged as collateral for public unit certificates of deposit are held under joint custody with FHLB and generally will be released upon deposit maturity.

At June 30, 2021, $1.56 billion of the Bank's certificate of deposit portfolio was scheduled to mature within the next 12 months, including $228.0 million of public unit certificates of deposit and $194.3 million of commercial certificates of deposit. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products of the Bank at prevailing rates, although no assurance can be given in this regard.  The same is anticipated for our commercial certificates of deposit; however, due to the nature of these funds, retention rates are not as predictable as for retail certificates of deposit. We also anticipate the majority of the maturing public unit certificates of deposit will be replaced with similar wholesale funding products, depending on availability and pricing.

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
The following table presents the contractual maturities of our loan, MBS, and investment securities portfolios at June 30, 2021, along with associated weighted average yields. Loans and securities which have adjustable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses. As of June 30, 2021, the amortized cost of investment securities in our portfolio which are callable or have pre-refunding dates within one year was $302.0 million.

	Loans(1)		MBS		Investment Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Amounts due:
Within one year	$171,672	3.83%	$622	2.62%	$4,448	1.77%	$176,742	3.77%

After one year:
Over one to two years	110,445	3.82	13,549	1.63	714	1.94	124,708	3.57
Over two to three years	65,355	4.45	7,844	1.84	24,968	0.32	98,167	3.19
Over three to five years	148,675	4.16	46,236	2.80	441,662	0.58	636,573	1.58
Over five to ten years	747,141	3.60	278,592	1.73	24,885	0.96	1,050,618	3.04
Over ten to fifteen years	1,654,269	2.87	899,029	1.20	—	—	2,553,298	2.28
After fifteen years	4,154,068	3.30	273,156	1.78	—	—	4,427,224	3.20
Total due after one year	6,879,953	3.27	1,518,406	1.45	492,229	0.59	8,890,588	2.81
	$7,051,625	3.28	$1,519,028	1.45	$496,677	0.60	$9,067,330	2.83

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

Limitations on Dividends and Other Capital Distributions

Office of the Comptroller of the Currency ("OCC") regulations impose restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Under FRB and OCC safe harbor regulations, savings institutions generally may make capital distributions during any calendar year equal to earnings of the previous two calendar years and current year-to-date earnings (to the extent not previously distributed). A savings institution that is a subsidiary of a savings and loan holding company, such as the Company, that proposes to make a capital distribution must submit written notice to the OCC and FRB 30 days prior to such distribution. The OCC and FRB may object to the distribution during that 30-day period based on safety and soundness or other concerns. Savings institutions that desire to make a larger capital distribution, are under special restrictions, or are not, or would not be, sufficiently capitalized following a proposed capital distribution must obtain regulatory non-objection prior to making such a distribution.

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

The maximum balance of short-term FHLB borrowings outstanding at any month-end during the nine months ended June 30, 2021 was $840.0 million, and the average balance of short-term FHLB borrowings outstanding during this period was $657.0 million at a weighted average contractual rate of 0.50%. The balance of short-term FHLB borrowings outstanding at June 30, 2021 was $440.0 million, at a weighted average contractual rate of 0.27%. Short-term FHLB borrowings for this purpose are defined as those with maturity dates within the next 12 months.
Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits had or are expected to have a materially adverse effect on the Company's consolidated financial statements for the quarter ended June 30, 2021, or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action ("PCA"). Qualifying institutions that elect to use the CBLR framework, such as the Bank and the Company, that maintain the required minimum leverage ratio will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the capital requirements for the well capitalized category under the agencies' PCA framework. As of June 30, 2021, the Bank's CBLR was 11.5% and the Company's CBLR was 12.8%, which exceeded the minimum requirements. See "Part I, Item 1. Business - Regulation and Supervision - Regulatory Capital Requirements" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2020 for additional information related to regulatory capital.

The following table presents a reconciliation of equity under GAAP to regulatory capital amounts, as of June 30, 2021, for the Bank and the Company (dollars in thousands):

	Bank	Company
Total equity as reported under GAAP	$1,112,326	$1,237,624
AOCI	13,338	13,338
Goodwill and other intangibles, net of associated deferred taxes	(12,651)	(12,651)
Total tier 1 capital	$1,113,013	$1,238,311

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

Qualitative Disclosure about Market Risk
At June 30, 2021, the Bank's gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $(478.2) million, or (5.0)% of total assets, compared to $(652.3) million, or (6.7)% of total assets, at March 31, 2021. The change in the one-year gap amount was due primarily to a decrease in the amount of liabilities projected to reprice at June 30, 2021. During the current quarter, the Bank replaced $200.0 million of adjustable-rate FHLB advances with long-term fixed-rate advances with maturities greater than one year. In addition, the amount of assets projected to reprice decreased due to a lower balance of cash and investment securities at June 30, 2021 compared to March 31, 2021. This was somewhat offset by lower interest rates as of June 30, 2021 compared to March 31, 2021. As interest rates decrease, borrowers have more economic incentive to refinance their mortgages, resulting in higher projected cash flows on these assets.

The majority of interest-earning assets anticipated to reprice in the coming year are repayments and prepayments on one- to four-family loans and MBS, both of which include the option to prepay without a fee being paid by the contract holder. The amount of interest-bearing liabilities expected to reprice in a given period is not typically significantly impacted by changes in interest rates, because the Bank's borrowings and certificate of deposit portfolios have contractual maturities and generally cannot be terminated early without a prepayment penalty. If interest rates were to increase 200 basis points, as of June 30, 2021, the Bank's one-year gap is projected to be $(1.12) billion, or (11.7)% of total assets. The change in the gap compared to when there is no change in rates is due to lower anticipated net cash flows primarily due to lower repayments on mortgage-related assets in the higher rate environment. This compares to a one-year gap of $(1.32) billion, or (13.6)% of total assets, if interest rates were to have increased 200 basis points as of March 31, 2021.

During the current quarter, loan repayments totaled $511.2 million and cash flows from the securities portfolio totaled $211.3 million. The majority of these cash flows were reinvested into new loans and securities at current market interest rates. Total cash flows from term liabilities that matured and/or repriced into current market interest rates during the current quarter were $457.3 million. These offsetting cash flows allow the Bank to manage its interest rate risk and gap position more precisely than if the Bank did not have offsetting cash flows due to its mix of assets or maturity structure of liabilities.

The Bank primarily uses long-term fixed-rate borrowings with no embedded options to lengthen the average life of the Bank's liabilities. The fixed-rate characteristics of these borrowings lock-in the cost until maturity and thus decrease the amount of liabilities repricing as interest rates move higher compared to funding with lower-cost short-term borrowings. These borrowings are laddered in order to prevent large amounts of liabilities repricing in any one period. The WAL of the Bank's term borrowings as of June 30, 2021 was 2.6 years. However, including the impact of interest rate swaps related to $440.0 million of adjustable-rate FHLB advances, the WAL of the Bank's term borrowings as of June 30, 2021 was 3.5 years. The interest rate swaps effectively convert the adjustable-rate borrowings into long-term, fixed-rate liabilities.

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

With the significant decrease in interest rates during calendar year 2020, the Bank decreased its rates on certificates of deposit and money market accounts on pace with competitors in its market areas, and the low rate environment has continued midway through calendar year 2021. The Bank will continue to adjust rates as market conditions allow.

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

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$1,807,012	$1,833,258	$1,075,888	$2,326,068	$7,042,226
Securities(2)	448,380	451,779	688,717	414,081	2,002,957
Other interest-earning assets	74,271	—	—	—	74,271
Total interest-earning assets	2,329,663	2,285,037	1,764,605	2,740,149	9,119,454

Interest-bearing liabilities:
Non-maturity deposits(3)	1,168,381	425,917	367,335	1,879,815	3,841,448
Certificates of deposit	1,563,106	1,124,692	193,406	365	2,881,569
Borrowings(4)	76,401	517,940	753,134	281,139	1,628,614
Total interest-bearing liabilities	2,807,888	2,068,549	1,313,875	2,161,319	8,351,631

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(478,225)	$216,488	$450,730	$578,830	$767,823

Cumulative excess of interest-earning assets over
interest-bearing liabilities	$(478,225)	$(261,737)	$188,993	$767,823

Cumulative excess of interest-earning assets over interest-bearing liabilities as a percent of total Bank assets at:
June 30, 2021	(4.96)%	(2.71)%	1.96%	7.96%
September 30, 2020	4.58

Cumulative one-year gap - interest rates +200 bps at:
June 30, 2021	(11.66)
September 30, 2020	(6.44)

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
(2)MBS reflect projected prepayments at amortized cost. Investment securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of June 30, 2021, at amortized cost.
(3)Although the Bank's checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts is based on assumptions developed from our actual experiences with these accounts. If all of the Bank's checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $3.15 billion, for a cumulative one-year gap of (32.7)% of total assets.
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

Change	Net Interest Income At
(in Basis Points)	June 30, 2021			September 30, 2020
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
000 bp	$181,925	$—	—%	$183,596	$—	—%
+100 bp	186,620	4,695	2.58	188,084	4,488	2.44
+200 bp	188,318	6,393	3.51	188,417	4,821	2.63
+300 bp	188,490	6,565	3.61	186,441	2,845	1.55

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The net interest income projection was lower in the base case scenario at June 30, 2021 compared to September 30, 2020 due to a decrease in the interest income projection on the Bank's loan portfolio. As a result of the low level of interest rates during the current fiscal year, the Bank continued to see a decrease in the yield on loans receivable due to refinances and endorsements. In addition, the Bank experienced a decrease in the overall balance of the loans receivable portfolio, resulting in these cash flows being deployed into lower yielding securities.

The decrease in interest income was somewhat offset by a decrease in the interest expense projection on deposits and borrowings. The decrease in the deposit expense projection was due primarily to a decrease in the cost of deposits at June 30, 2021 compared to September 30, 2020. This was partially offset by an increase in the balance of deposits. The decrease in projected expense on borrowings was due primarily to the restructuring of the borrowings portfolio and a lower balance of borrowings compared to September 30, 2020. The Bank terminated two interest rate swaps during the March 31, 2021 quarter, and replaced them with lower costing fixed-rate advances. This resulted in a decrease in the effective cost of the borrowings portfolio. In addition, the Bank modified $200.0 million of fixed-rate advances during the fiscal year into lower costing long-term fixed-rate advances.

Despite a negative gap, net interest income increases in all rising interest rate scenarios due to the assumption that the Bank's deposit balances are not expected to reprice to the full extent of the interest rate change. This assumption is based on a historical analysis of the Bank's deposit pricing behavior.

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

Change	Market Value of Portfolio Equity At
(in Basis Points)	June 30, 2021			September 30, 2020
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
000 bp	$1,398,908	$—	—%	$1,301,409	$—	—%
+100 bp	1,302,643	(96,265)	(6.88)	1,290,877	(10,532)	(0.81)
+200 bp	1,121,229	(277,679)	(19.85)	1,157,368	(144,041)	(11.07)
+300 bp	920,241	(478,667)	(34.22)	967,997	(333,412)	(25.62)

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The percentage change in the Bank's MVPE at June 30, 2021 and September 30, 2020 was negative in all scenarios. The negative impact to the Bank's MVPE is greater at June 30, 2021 compared to September 30, 2020. This change was due primarily to an increase in the duration of the Bank's mortgage-related assets at June 30, 2021 compared to September 30, 2020. This was due in part to higher interest rates at June 30, 2021. As interest rates increase, borrowers have less economic incentive to refinance their mortgages and agency debt issuers have less economic incentive or opportunity to exercise their call options in order to issue new debt at lower interest rates, resulting in lower projected cash flows on these assets. As interest rates increase in the rising rate scenarios, repayments on mortgage-related assets are more likely to decrease and only be realized through significant changes in borrowers' lives such as divorce, death, job-related relocations, or other events as there is less economic incentive for borrowers to prepay their debt, resulting in an increase in the average life of mortgage-related assets. Similarly, call projections for the Bank's callable agency debentures decrease as interest rates rise, which results in cash flows related to these assets moving closer to the contractual maturity dates. The higher expected average lives of these assets, relative to the assumptions in the base case interest rate environment, increases the sensitivity of their market value to changes in interest rates. In addition, as mortgage loans are refinanced or endorsed to lower interest rates, their average lives also increase as further prepayments are expected to be diminished.

The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates for our interest-earning assets and interest-bearing liabilities as of June 30, 2021. Yields presented for interest-earning assets include the amortization of fees, costs, premiums and discounts, which are considered adjustments to the yield. The interest rate presented for term borrowings is the effective rate, which includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The WAL presented for term borrowings includes the effect of interest rate swaps. The maturity and repricing terms presented for one- to four-family loans represent the contractual terms of the loan.

	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Investment securities	$496,677	0.60%	4.0	24.7%	5.4%
MBS - fixed	1,377,325	1.39	4.0	68.3	14.9
MBS - adjustable	141,703	2.05	3.7	7.0	1.5
Total securities	2,015,705	1.24	3.9	100.0%	21.8
Loans receivable:
Fixed-rate one- to four-family:
<= 15 years	1,266,125	2.71	3.6	18.0%	13.7
> 15 years	4,219,769	3.35	5.6	59.8	45.7
Fixed-rate commercial	437,323	4.30	4.1	6.2	4.8
All other fixed-rate loans	43,150	4.09	6.1	0.6	0.5
Total fixed-rate loans	5,966,367	3.29	5.1	84.6	64.7
Adjustable-rate one- to four-family:
<= 36 months	168,705	1.81	4.9	2.4	1.8
> 36 months	454,734	2.86	3.2	6.4	4.9
Adjustable-rate commercial	377,668	4.08	6.7	5.4	4.1
All other adjustable-rate loans	84,151	4.25	2.5	1.2	0.9
Total adjustable-rate loans	1,085,258	3.23	4.6	15.4	11.7
Total loans receivable	7,051,625	3.28	5.0	100.0%	76.4
FHLB stock	73,630	5.20	2.6		0.8
Cash and cash equivalents	95,305	0.12	—		1.0
Total interest-earning assets	$9,236,265	2.82	4.7		100.0%

Non-maturity deposits	$3,756,725	0.14	5.8	56.6%	45.7%
Retail certificates of deposit	2,412,806	1.50	1.3	36.4	29.3
Commercial certificates of deposit	214,956	0.71	0.6	3.2	2.6
Public unit certificates of deposit	253,807	0.36	0.4	3.8	3.1
Total deposits	6,638,294	0.66	3.8	100.0%	80.7
Term borrowings	1,590,000	2.00	3.5		19.3
Total interest-bearing liabilities	$8,228,294	0.92	3.7		100.0%

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of June 30, 2021. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2021, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The Company and the Bank are involved as plaintiff or defendant in various legal actions arising in the normal course of business. In our opinion, after consultation with legal counsel, we believe it unlikely that such pending legal actions will have a material adverse effect on our financial condition, results of operations or liquidity.

Item 1A. Risk Factors
With the exception of the risk factors listed below, there have been no changes to our risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020:

The impact of the COVID-19 pandemic on our customers, employees and business operations has had, and will likely continue to have, an adverse effect on our business, results of operations and financial condition.
The COVID-19 pandemic created a global public-health crisis that resulted in challenging economic conditions for households and businesses. The economic impact of the COVID-19 pandemic impacted a broad range of industries. Many areas of consumer spending have rebounded since the initial onset of the COVID-19 pandemic.

There is uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the COVID-19 pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. The Bank continues to have commercial and retail borrowers that have deferred payments on their loans, and we recognize that those borrowers in the hotel and convention center industries are experiencing a slower recovery than certain other industries. The Bank has deferred foreclosures on one- to four-family loans as a result of federal and state foreclosure moratoriums, and when foreclosures resume, we could experience losses on the impacted loans. The Bank has been forced to leave staff positions unfilled, as qualified candidates for open positions have been difficult to find, but we believe this may improve when the additional federal unemployment assistance programs expire. The changes in market rates of interest and their impact on our ability to price our products may continue to reduce our net interest income or negatively impact the demand for our products.

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

An economic downturn, especially one affecting our geographic market areas and certain regions of the country where we have correspondent loans secured by one- to four-family properties or commercial real estate participation loans, could adversely impact our business and financial results.
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans secured by residential properties. As we have grown our commercial real estate lending portfolio, we have continued to maintain relationships not only in our local markets but in geographically diverse markets. As a result, we are particularly exposed to downturns in regional housing and commercial real estate markets and, to a lesser extent, the U.S. housing and commercial real estate markets, along with changes in the levels of unemployment or underemployment. We monitor the current status and trends of local and national employment levels and trends and current conditions in the real estate and housing markets, as well as commercial real estate markets, in our local market areas and certain areas where we have correspondent loans and commercial participation loans. Adverse conditions in our local economies and in certain areas where we have correspondent loans and commercial participation loans, such as inflation, unemployment, recession, natural disasters or pandemics, or other factors beyond our control, could impact the ability of our borrowers to repay their loans. Any one or a combination of these events may have an adverse impact on borrowers' ability to repay their loans, which could result in increased delinquencies, non-performing assets, loan losses, and future loan loss provisions. Decreases in local real estate values could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure.

The expected discontinuation of LIBOR, and the identification and use of alternative replacement reference rates, may adversely affect our results of operations and subject the Company to litigation risk.
LIBOR is used extensively in the United States as a reference rate for various financial contracts, including adjustable-rate loans, asset-backed securities, and interest rate swaps. In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On November 30, 2020, authorities announced a plan to extend the date that most U.S. LIBOR values would cease being published from December 31, 2021 to June 30, 2023. The announcement means the continuation of LIBOR cannot be guaranteed after June 30, 2023.

In the United States, the Alternative Reference Rate Committee ("ARRC"), a group of diverse private-market participants assembled by the Federal Reserve Board and the Federal Reserve Bank of New York, was tasked with identifying alternative reference interest rates to replace LIBOR. The Secured Overnight Finance Rate ("SOFR") has emerged as the ARRC's preferred alternative rate for LIBOR; however, other market alternatives have been developed. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities in the repurchase agreement market. The use of SOFR continues to steadily grow. At this time, it is not possible to predict how markets will respond to alternative reference rates as markets continue to transition away from LIBOR.

The Company's LIBOR steering committee is composed of individuals from lending, compliance/risk, treasury and legal. The LIBOR steering committee has been charged with overseeing the coordination of the Company's enterprise-wide LIBOR transition program and evaluating and mitigating the risks associated with the transition from LIBOR. The LIBOR transition program includes a comprehensive review by management of the financial products, agreements, contracts and business processes that may use LIBOR as a reference rate. As financial products, agreements, contracts and business processes that use LIBOR are identified, the LIBOR steering committee works with management to develop a strategy to transition away from LIBOR. During the strategy development process, management and the LIBOR steering committee considers the financial, customer/counterparty, regulatory and legal impacts of all proposed strategies.

As of June 30, 2021, the Company has identified $302.2 million of adjustable-rate one- to four-family loans for which the repricing index was tied to LIBOR and the loan maturity date is after December 31, 2021. The majority of these loans have maturity dates after June 30, 2023. Our one- to four-family loan agreements generally allow the Bank to choose a new alternative reference rate based upon comparable information if the current index is no longer available. During the June 30, 2019 quarter, the Bank discontinued the use of LIBOR for the origination of adjustable-rate one- to four-family loans and no longer purchases correspondent one- to four-family loans that use LIBOR. The Bank began using the one-year Constant Maturity Treasury ("CMT") index for newly originated and correspondent purchased one- to four-family adjustable-rate loans. At June 30, 2021, none of the Bank's consumer or commercial loans use a repricing index tied to LIBOR. The Bank has interest rate swaps maturing after December 31, 2021 with a notional amount of $440.0 million at June 30, 2021 that are tied to LIBOR. The Bank's swap agreements are governed by the International Swap Dealers Association ("ISDA"). ISDA is in the process of developing fallback language for swap agreements and is expected to establish a protocol to allow counterparties to modify legacy trades to include the new fallback language.

In July 2021, the Bank began to preemptively transition its FHLB advances and interest rate swaps that were tied to LIBOR to SOFR instruments. The early transition was driven by the FHLB policy that no longer allows LIBOR-based advances with a maturity beyond December 31, 2021.

The market transition away from LIBOR to an alternative reference rate is complex. If LIBOR rates are no longer available, and we are required to implement replacement reference rates for the calculation of interest rates under our loan agreements with borrowers, we may incur significant expense in effecting the transition and we may be subject to disputes or litigation with our borrowers over the appropriateness or comparability to LIBOR of the replacement reference rates. The replacement reference rates could also result in a reduction in our interest income. We may also receive inquiries and other actions from regulators with respect to the Company's preparation and readiness for the replacement of LIBOR with alternative reference rates.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See "Liquidity and Capital Resources - Capital" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding OCC restrictions on dividends from the Bank to the Company.

The following table summarizes our stock repurchase activity during the three months ended June 30, 2021 and additional information regarding our stock repurchase program. The Company has $44.7 million of common stock authorized under its existing stock repurchase plan. There is no expiration for this repurchase plan; however, the Federal Reserve Bank's existing approval for the Company to repurchase shares is through August 2021. Shares may be repurchased from time to time in the open-market or in privately negotiated transactions based upon market conditions and available liquidity.

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the
	Purchased	per Share	or Programs	Plans or Programs
April 1, 2021 through
April 30, 2021	—	$—	—	$44,665,205
May 1, 2021 through
May 31, 2021	—	—	—	44,665,205
June 1, 2021 through
June 30, 2021	—	—	—	44,665,205
Total	—	—	—	44,665,205

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

101
The following information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the Securities and Exchange Commission on August 9, 2021, has been formatted in Inline eXtensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets at June 30, 2021 and September 30, 2020, (ii) Consolidated Statements of Income for the three and nine months ended June 30, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2021 and 2020, (iv) Consolidated Statements of Stockholders' Equity for the three and nine months ended June 30, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the nine months ended June 30, 2021 and 2020, and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and included in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: August 9, 2021	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and Chief Executive Officer

Date: August 9, 2021	By:	/s/ Kent G. Townsend
Kent G. Townsend, Executive Vice President,
Chief Financial Officer and Treasurer