Form 10-K
period 2021-09-30
Capitol Federal Financial, Inc.
filed 2021-11-24
CIK 1490906

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
                                                                                 or
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
Large accelerated filer ☒            Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐        Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of such stock on the NASDAQ Stock Market as of March 31, 2021, was $1.75 billion.
As of November 18, 2021, there were issued and outstanding 138,845,184 shares of the Registrant's common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K - Portions of the proxy statement for the Annual Meeting of Stockholders for the year ended September 30, 2021.

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
•potential adverse impacts of the ongoing Coronavirus Disease 2019 ("COVID-19") pandemic and any governmental or societal responses thereto on economic conditions in the Company's local market areas and other market areas where the Bank has lending relationships, on other aspects of the Company's business operations and on financial markets;
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

This list of factors is not all inclusive. See "Part I, Item 1A. Risk Factors" for a discussion of risks and uncertainties related to our business that could adversely impact our operations and/or financial results. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

PART I
As used in this Form 10-K, unless we specify or the context indicates otherwise, "the Company," "we," "us," and "our" refer to Capitol Federal Financial, Inc. a Maryland corporation, and its subsidiaries. "Capitol Federal Savings," and "the Bank," refer to Capitol Federal Savings Bank, a federal savings bank and the wholly-owned subsidiary of Capitol Federal Financial, Inc.

Item 1. Business

General

The Company is a Maryland corporation with common stock traded on the Global Select tier of the NASDAQ Stock Market. The Bank is a wholly-owned subsidiary of the Company and is a federally chartered and insured savings bank headquartered in Topeka, Kansas. We have been, and intend to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We attract deposits primarily from the general public and from businesses, and invest those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences. We also originate and participate with other lenders in commercial loans, originate consumer loans primarily secured by mortgages on one- to four-family residences, and invest in certain investment securities and mortgage-backed securities ("MBS") using funding from deposits and Federal Home Loan Bank Topeka ("FHLB") borrowings. We offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, interest-bearing and non-interest-bearing checking accounts, and certificates of deposit with terms ranging from 91 days to 120 months.

In August 2018, the Company completed the acquisition of Capital City Bancshares, Inc. and its wholly-owned subsidiary Capital City Bank, a commercial bank with $450 million in assets that was headquartered in Topeka, Kansas. The acquisition of Capital City Bank allowed us to advance our commercial banking strategy while staying under $10 billion in assets, and allowed us to offer trust and brokerage services. The Bank competes for commercial banking business through a wide variety of commercial deposit and expanded lending products.

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

Management Strategy

We seek to provide qualified borrowers the broadest possible access to home ownership through our mortgage lending programs and to offer a complete set of personal and commercial banking products and services to our customers.  We strive to enhance stockholder value while maintaining a strong capital position.  To achieve these goals, we focus on the following strategies:

•Lending. We are one of the leading originators of one- to four-family loans in the state of Kansas. We originate these loans primarily for our own portfolio, and we service the loans we originate. We also purchase one- to four-family loans from correspondent lenders. In addition, we offer several commercial lending options and participate in commercial loans with other lenders, both locally and outside our market areas. We offer both fixed- and adjustable-rate products with various terms to maturity and pricing options.  We maintain strong relationships with local real estate agents to attract loan business. We rely on our marketing efforts and customer service reputation to attract business from walk-in customers, customers that apply online, and existing customers.
•Deposit Services. We offer a wide array of retail and business deposit products and services. These products include checking, savings, money market, certificates of deposit, and retirement accounts. Our deposit services are provided through our network of traditional branches and retail in-store locations, our call center which operates on extended hours, mobile banking, telephone banking, and online banking and bill payment services.
•Cost Control. We generally are very effective at controlling our costs of operations. We centralize our loan servicing and deposit support functions for efficient processing.  We serve a broad range of customers through relatively few branch locations.  Our average deposit base per traditional branch at September 30, 2021 was approximately $129.7 million.  This large average deposit base per branch helps to control costs.  Our one- to four-family lending strategy and our effective management of credit risk allows us to service a large portfolio of loans at efficient levels because it costs less to service a portfolio of performing loans. We recognize it is more expensive to offer a full suite of commercial products and services, but we will continue our efforts to control those costs.
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
•Capital Position. Our policy has always been to protect the safety and soundness of the Bank through credit and operational risk management, balance sheet strength, and sound operations. The end result of these activities has been capital ratios in excess of the well-capitalized standards set by the Office of the Comptroller of the Currency (the "OCC"). We believe that maintaining a strong capital position safeguards the long-term interests of the Bank, the Company, and our stockholders.
•Stockholder Value. We strive to provide stockholder value while maintaining a strong capital position.  We continue to generate returns to stockholders through dividend payments.  Total dividends declared and paid during fiscal year 2021 were $117.9 million, including a $0.40 per share, or $54.2 million, True Blue® Capitol Dividend paid in June 2021.  The True Blue Capitol Dividend represented a $0.20 per share cash dividend for fiscal year 2020 and a $0.20 per share cash dividend for fiscal year 2021. The Company's cash dividend payout policy is reviewed quarterly by management and the Board of Directors, and the ability to pay dividends under the policy depends upon a number of factors, including the Company's financial condition and results of operations, anticipated growth opportunities and market and economic conditions, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company level. For fiscal year 2022, it is the current intention of the Board of Directors to continue the payout of 100% of the Company's earnings to its stockholders through regular quarterly dividends and a true-up dividend.  Stockholder value is also enhanced through common stock repurchases. During fiscal year 2021, the Company repurchased $1.5 million, or 164,400 shares, of common stock.
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

Market Area and Competition

Our corporate office is located in Topeka, Kansas. We currently have a network of 54 branches (45 traditional branches and nine in-store branches) located in nine counties throughout Kansas and two counties in Missouri. We primarily serve the metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia, and Salina, Kansas and a portion of the metropolitan area of greater Kansas City.

The Bank ranked second in deposit market share, at 6.87%, in the state of Kansas as reported in the June 30, 2021 Federal Deposit Insurance Corporation ("FDIC") "Summary of Deposits - Market Share Report." Management considers our well-established banking network together with our reputation for financial strength and customer service to be major factors in our success at attracting and retaining customers in our market areas.

The Bank consistently has been one of the top one- to four-family lenders with regard to mortgage loan origination volume in the state of Kansas. This has been achieved through strong relationships with real estate agents and our other marketing efforts, which are based on our reputation and competitive pricing. Competition in originating one- to four-family loans primarily comes from other savings institutions, commercial banks, credit unions, and mortgage bankers.

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

Regulation and Supervision

The Bank is examined and regulated by the OCC, its primary regulator, and its deposits are insured up to applicable limits by the Deposit Insurance Fund ("DIF"), which is administered by the FDIC. The Company, as a savings and loan holding company, is examined and regulated by the FRB.

Set forth below is a description of certain laws and regulations that are applicable to Capitol Federal Financial, Inc. and the Bank. This description is intended as a brief summary of selected features of such laws and regulations and is qualified in its entirety by references to the laws and regulations applicable to the Company and the Bank.

General. The Bank, as a federally chartered savings bank, is subject to regulation and oversight by the OCC extending to all aspects of its operations. This regulation of the Bank is intended for the protection of depositors and other customers and not for the purpose of protecting the Company's stockholders. The investment and lending authority of the Bank is prescribed by federal laws and regulations and the Bank is prohibited from engaging in any activities not permitted by such laws and regulations. The Bank and Company are required to maintain minimum levels of regulatory capital and the Bank is subject to some limitations on capital distributions to the Company.

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

As a federally chartered savings bank, the Bank is required to maintain a significant portion of its assets in residential housing related loans and investments. An institution that fails to do so is immediately subject to restrictions on its operations, including a prohibition against capital distributions, except with the prior approval of both the OCC and the FRB. Failure to meet this qualification is a statutory violation subject to enforcement action. As of September 30, 2021, the Bank met the qualification.

The Bank's relationship with its depositors and borrowers is regulated to a great extent by federal laws and regulations, especially in such matters as the ownership of savings accounts and the form and content of mortgage requirements. In addition, the branching authority of the Bank is regulated by the OCC. The Bank is generally authorized to branch nationwide.

The Bank is subject to a statutory lending limit on aggregate loans to one person or a group of related persons. The general limit is 15% of our unimpaired capital and surplus, plus an additional 10% for loans fully secured by readily marketable collateral. At September 30, 2021, the Bank's lending limit under this restriction was $171.0 million. The Bank has no loans or loan relationships in excess of its lending limit. Total loan commitments and loans outstanding to the Bank's largest borrowing relationship was $128.1 million at September 30, 2021, all of which was current according to its terms.

The OCC has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure, and compensation and other employee benefits. The Bank is subject to periodic examinations by the OCC regarding these and related matters. During these examinations, the examiners may require the Bank to increase its ACL, change the classification of loans, and/or recognize additional charge-offs based on their judgments, which can impact our capital and earnings.

Regulatory Capital Requirements. The Bank and Company are required to maintain specified levels of regulatory capital under regulations of the OCC and FRB, respectively. See "Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 13. Regulatory Capital Requirements" for additional regulatory capital information, including the Bank's and Company's Community Bank Leverage Ratio ("CBLR") as of September 30, 2021.

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

The OCC is authorized and, under certain circumstances, required to take certain actions against federal savings banks that are considered not to be adequately capitalized because they fail to meet the minimum requirements associated with their elected capital framework. Any such institution must submit a capital restoration plan for OCC approval and may be restricted in, among other things, increasing its assets, acquiring another institution, establishing a branch or engaging in any new activities, and may not make capital distributions. As of September 30, 2021, the Bank and the Company met all capital adequacy requirements to which they are subject.

Limitations on Dividends and Other Capital Distributions. OCC regulations impose restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Under FRB and OCC safe harbor regulations, savings institutions generally may make capital distributions during any calendar year equal to earnings of the previous two calendar years and current year-to-date earnings (to the extent not previously distributed). A savings institution that is a subsidiary of a savings and loan holding company, such as the Company, that proposes to make a capital distribution must submit written notice to the OCC and FRB 30 days prior to such distribution. The OCC and FRB may object to the distribution during that 30-day period based on safety and soundness or other concerns. Savings institutions that desire to make a larger capital distribution, are under special restrictions, or are not, or would not be, sufficiently capitalized following a proposed capital distribution must obtain regulatory non-objection prior to making such a distribution.

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

Insurance of Accounts and Regulation by the FDIC. The DIF of the FDIC insures deposit accounts in the Bank up to applicable limits, with a maximum amount of deposit insurance for banks, savings institutions, and credit unions of $250 thousand per separately insured deposit ownership right or category.

The FDIC assesses deposit insurance premiums on all FDIC-insured institutions quarterly based on annualized rates. Under these rules, assessment rates for an institution with total assets of less than $10 billion are determined by weighted average CAMELS composite ratings and certain financial ratios, and range from 1.5 to 30.0 basis points, subject to certain adjustments. For the fiscal year ended September 30, 2021, the Bank paid $2.5 million in FDIC premiums. Assessment rates are applied to an institution's assessment base, which is its average consolidated total assets minus its average tangible equity during the assessment period.
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

Community Reinvestment and Consumer Protection Laws. In connection with its lending activities, the Bank is subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. These include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 ("SAFE Act"), and the Community Reinvestment Act ("CRA"). In addition, federal banking regulators have enacted regulations limiting the ability of banks and other financial institutions to disclose nonpublic consumer information to non-affiliated third parties. The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated third parties. With respect to federal consumer protection laws, regulations are generally promulgated by the Consumer Financial Protection Bureau ("CFPB"), but the OCC examines the Bank for compliance with such laws.

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

Federal Reserve System. The FRB requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the FRB reduced reserve requirement ratios to zero percent effective on March 26, 2020, to support lending to households and businesses. At September 30, 2021, the reserve requirement of zero percent was still in place.

The Bank is authorized to borrow from the Federal Reserve Bank "discount window." An eligible institution need not exhaust other sources of funds before going to the discount window, nor are there restrictions on the purposes for which the institution can use primary credit. At September 30, 2021, the Bank had no outstanding borrowings from the discount window.

Federal Home Loan Bank System. The Bank is a member of one of 11 regional Federal Home Loan Banks, each of which serves as a reserve, or central bank, for its members within its assigned region and is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. The Federal Home Loan Banks make loans, called advances, to members and provide access to a line of credit in accordance with policies and procedures established by the Board of Directors of FHLB, which are subject to the oversight of the Federal Housing Finance Agency.

As a member, the Bank is required to purchase and maintain capital stock in FHLB. The minimum required FHLB stock amount is generally 4.5% of the Bank's FHLB advances and outstanding balance against the FHLB line of credit, and 2% of the outstanding principal balance of loans sold into the Mortgage Partnership Finance Program. At September 30, 2021, the Bank had a balance of $73.4 million in FHLB stock, which was in compliance with the FHLB's stock requirement. In past years, the Bank has received dividends on its FHLB stock, although no assurance can be given that these dividends will continue. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – Note 1. Summary of Significant Accounting Policies" for additional information regarding FHLB stock.

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

The FRB has long set forth in its regulations its "source of strength" policy, which requires bank holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.  This policy now also applies to savings and loan holding companies.

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

Taxation

Federal Taxation. The Company and the Bank are subject to federal income taxation in the same general manner as other corporations. The Company files a consolidated federal income tax return. The Company is no longer subject to federal income tax examination for fiscal years prior to 2018. For federal income tax purposes, the Bank currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on September 30 for filing its federal income tax return. Changes to the corporate federal income tax rate would result in changes to the Company's effective income tax rate and would require the Company to remeasure its deferred tax assets and liabilities based on the tax rate in the years in which those temporary differences are expected to be recovered or settled.

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

Employees and Human Capital Resources

At September 30, 2021, we had a total of 750 employees, including 101 part-time employees. The full-time equivalent of our total employees at September 30, 2021 was 721. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good. We believe our ability to attract and retain employees is a key to our success. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas. Physical well-being is supported by the Company's health, dental, vision, life and various other insurances, and a wellness program that incentivizes employees to live a healthy and balanced lifestyle. Volunteer opportunities are provided and encouraged for all employees. Capitol Federal employees recorded over 3,400 hours in volunteer time for local organizations and charities during fiscal year 2021.

Our Company respects, values and encourages diversity in our employees and customers. We seek to recognize and develop the unique contributions which each individual brings to our Company, and we are fully committed to supporting a culture of diversity as a pillar of our values and our success. These efforts are supported by our Board of Directors. Since 1977, at least one woman has served as a director of the Bank and, since its inception in 1999, at least one woman has served on the Board of Directors of the Company. In addition, since 2012, at least one underrepresented minority has served as a director of the Company and the Bank. The Board of Directors annually reviews the Company's diversity recruitment efforts and employment statistics.

To assist in expanding diversity, the Company recruits employees through sources and organizations targeted at diverse communities. The Company also provides multiple opportunities for professional development and growth, including continuing education when applicable and specialty education within banking, using universities that offer banking management programs. Leadership development is supported through our Leadership Forum services, on a biannual basis, for mid-level leaders within the organization. We have also used outside consultants for business simulations for training purposes, and this is expected to continue. During fiscal year 2021, the annual employee educational requirements included targeted diversity, equity and inclusion training for all managers. All employees receive annual training on providing fair service, which is targeted at addressing implicit bias in providing customer service.

The Company actively participates in initiatives to promote diversity and inclusion both internally and externally. Our employees, together with the Capitol Federal Foundation, contribute to programs that promote educational opportunities in all communities as well as housing in low-and-moderate income communities, including scholarships specifically for diverse candidates.

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

There is uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the COVID-19 pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. The Bank continues to have commercial borrowers that have deferred payments on their loans, and we recognize that those borrowers in the hotel and convention center industries are experiencing a slower recovery than certain other industries. The Bank has deferred foreclosures on one- to four-family loans as a result of federal and state foreclosure moratoriums, and when foreclosures resume, we could experience losses on the impacted loans. The Bank has been forced to leave staff positions unfilled, as qualified candidates for open positions have been difficult to find. The changes in market rates of interest and their impact on our ability to price our products may continue to reduce our net interest income or negatively impact the demand for our products.

The Company continues to follow Centers for Disease Control and Prevention (CDC) guidelines and governmental mandates regarding COVID-19 protocols and vaccinations. While it is not possible to predict the administrative costs, compliance costs or impacts to our available workforce, the Company continues to develop compliance processes for implementation of the Occupational Safety and Health Administration (OSHA) testing and vaccination mandates. In addition, we are monitoring legal actions and pending state legislation regarding the mandates for further guidance.

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

Changes in interest rates can also have an adverse effect on our financial condition as available-for-sale ("AFS") securities are reported at estimated fair value. We increase or decrease our stockholders' equity, specifically accumulated other comprehensive income (loss) ("AOCI"), by the amount of change in the estimated fair value of our AFS securities, net of deferred taxes. Increases in interest rates generally decrease the fair value of AFS securities. Decreases in the fair value of AFS securities would, therefore, adversely impact stockholders' equity.

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

An economic downturn, especially one affecting our geographic market areas and certain regions of the country where we have correspondent loans secured by one- to four-family properties or commercial real estate participation loans, could have an adverse impact on our business and financial results.
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

As of September 30, 2021, the Company has identified $268.6 million of adjustable-rate one- to four-family loans in its portfolio for which the repricing index was tied to LIBOR and the loan maturity date is after December 31, 2021. The majority of these loans have maturity dates after June 30, 2023. Our one- to four-family loan agreements generally allow the Bank to choose a new alternative reference rate based upon comparable information if the current index is no longer available. During the June 30, 2019 quarter, the Bank discontinued the use of LIBOR for the origination of adjustable-rate one- to four-family loans and no longer purchases correspondent one- to four-family loans that use LIBOR. The Bank began using the one-year Constant Maturity Treasury ("CMT") index for newly originated and correspondent purchased one- to four-family adjustable-rate loans. At September 30, 2021, none of the consumer or commercial loans in the Company's portfolio use a repricing index tied to LIBOR.

The Bank's swap agreements are governed by the International Swap Dealers Association ("ISDA"). ISDA is in the process of developing fallback language for swap agreements and is expected to establish a protocol to allow counterparties to modify legacy trades to include the new fallback language. During fiscal year 2021, the Bank began to preemptively transition its FHLB advances and interest rate swaps that were tied to LIBOR into SOFR instruments. The early transition was driven by the FHLB policy that no longer allows LIBOR-based advances with a maturity beyond December 31, 2021. The Bank has interest rate swaps maturing on December 1, 2021 with a notional amount of $100.0 million at September 30, 2021 that are tied to LIBOR.

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

Risks Related to Cybersecurity, Third Parties, and Technology

The occurrence of any information system failure or interruption, breach of security or cyber-attack, at the Company, at its third-party service providers or counterparties may have an adverse effect on our business, reputation, financial condition and results of operations.
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
Information security risks for financial institutions continue to increase in part because of evolving technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. Cyber criminals use a variety of tactics, such as ransomware, denial of service, and theft of sensitive business and customer information to extort payment or other concessions from victims. In some cases, these attacks have caused significant impacts on other businesses' access to data and ability to provide services. We are not able to anticipate or implement effective preventive measures against all incidents of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources, including attacks on third party vendors and their applications and products used by the Bank.

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
The occurrence of any of the foregoing could subject us to litigation or regulatory scrutiny, cause us significant reputational damage or erode confidence in the security of our information systems, products and services, cause us to lose customers or have greater difficulty in attracting new customers, have an adverse effect on the value of our common stock or subject us to financial losses that may not be covered by insurance, any of which could have an adverse effect on our business, financial condition and results of operations. As information security risks and cyber threats continue to evolve, we may be required to expend significant additional resources to further enhance or modify our information security measures and/or to investigate and remediate any information security vulnerabilities or other exposures arising from operational and security risks.

Furthermore, there continues to be heightened legislative and regulatory focus on privacy, data protection and information security. New or revised laws and regulations may significantly impact our current and planned privacy, data protection and information security-related practices, the collection, use, sharing, retention and safeguarding of consumer and employee information, and current or planned business activities. Compliance with current or future privacy, data protection and information security laws could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have an adverse effect on our business, financial condition and results of operations.

Our customers are also targets of cyber-attacks and identity theft. There continues to be instances involving financial services and consumer-based companies reporting the unauthorized disclosure of client or customer information or the destruction or theft of corporate data. Large scale identity theft could result in customers' accounts being compromised and fraudulent activities being performed in their name. We have implemented certain safeguards against these types of activities but they may not fully protect us from fraudulent financial losses. The occurrence of a breach of security involving our customers' information, regardless of its origin, could damage our reputation and result in a loss of customers and business and subject us to additional regulatory scrutiny, and could expose us to litigation and possible financial liability. Any of these events could have an adverse effect on our financial condition and results of operations.

Third party vendors subject the Company to potential business, reputation and financial risks.
Third party vendors are sources of operational and information security risk to the Company, including risks associated with operations errors, information system interruptions or breaches, and unauthorized disclosures of sensitive or confidential customer information. The Company requires third party vendors to maintain certain levels of information security; however, vendors may remain vulnerable to breaches, unauthorized access, misuse, computer viruses, and/or other malicious attacks that could ultimately compromise sensitive information. We have developed procedures and processes for selecting and monitoring third party vendors, but ultimately we are dependent on these third party vendors to secure their information. If these vendors encounter any of these types of issues, or if we have difficulty communicating with them, we could be exposed to disruption of operations, loss of service or connectivity to customers, reputational damage, and litigation risk that could have an adverse effect on our business, financial condition and results of operations.

The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements, because of changes in the vendor's organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which could have an adverse effect on our business and, in turn, our financial condition and results of operations. Additionally, replacing certain third party vendors could also entail significant delay and expense.

We are heavily reliant on technology, and a failure to effectively implement technology initiatives or anticipate future technology needs or demands could adversely affect our business or performance.
Like most financial institutions, the Bank significantly depends on technology to deliver its products and other services and to otherwise conduct business. To remain technologically competitive and operationally efficient, the Bank invests in system upgrades, new technological solutions, and other technology initiatives. Many of these solutions and initiatives have a significant duration, are tied to critical information systems, and require substantial resources. Although the Bank takes steps to mitigate the risks and uncertainties associated with these solutions and initiatives, there is no guarantee that they will be implemented on time, within budget, or without negative operational or customer impact. The Bank also may not succeed in anticipating its future technology needs, the technology demands of its customers, or the competitive landscape for technology. If the Bank were to falter in any of these areas, it could have an adverse effect on our business, financial condition and results of operations.

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
We are subject to extensive regulation, supervision, and examination by the OCC, FRB, and the FDIC. These regulatory authorities exercise broad discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank's operations, reclassify assets, determine the adequacy of a bank's ACL, and determine the level of deposit insurance premiums assessed. The CFPB has broad powers to supervise and enforce consumer protection laws, including a wide range of consumer protection laws that apply to all banks and savings institutions, like the authority to prohibit "unfair, deceptive or abusive" acts and practices. The CFPB also has examination and enforcement authority over all banks with regulatory assets exceeding $10 billion at four consecutive quarter-ends. The Bank has not exceeded $10 billion in regulatory assets at four consecutive quarter-ends, but it may at some point in the future. Smaller banks, like the Bank, will continue to be examined for compliance with the consumer laws and regulations of the CFPB by their primary bank regulators (the OCC, in the case of the Bank). The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation, interpretation or application, could have an adverse impact on our operations. Moreover, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, and have issued formal enforcement orders requiring capital ratios in excess of regulatory requirements and/or assessing monetary penalties. Bank regulatory agencies, such as the OCC and the FDIC, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of investors. The CFPB enforces consumer protection laws and regulations for the benefit of the consumer and not the protection or benefit of investors. In addition, new laws and regulations may continue to increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and securities, the products we offer, the fees we can charge and our ongoing operations, costs, and profitability.

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
The Company's failure to comply with laws, regulations or policies could result in civil or criminal sanctions and money penalties by state and federal agencies, and/or reputation damage, which could have an adverse effect on the Company's business, financial condition and results of operations. See "Part I, Item 1. Business - Regulation and Supervision" for more information about the regulations to which the Company is subject.

Other Risks

The Company's ability to pay dividends is subject to the ability of the Bank to make capital distributions to the Company.
The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company, and also on the availability of cash at the holding company level in the event earnings are not sufficient to pay dividends. Under certain circumstances, capital distributions from the Bank to the Company may be subject to regulatory approvals. See "Item 1. Business – Regulation and Supervision" for additional information.

Our risk management and compliance programs and functions may not be effective in mitigating risk and loss.
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

The Company may not be able to attract and retain skilled employees.
The Company's success depends, in large part, on its ability to attract and retain key people. Competition for the best people can be intense, and the Company spends considerable time and resources attracting and hiring qualified people for its operations. The unexpected loss of the services of one or more of the Company's key personnel could have an adverse impact on the Company's business because of their skills, knowledge of the Company's market, and years of industry experience, as well as the difficulty of promptly finding qualified replacement personnel.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
At September 30, 2021, we had 45 traditional branch offices and nine in-store branch offices. The Bank owns the office building and related land in which its home office and executive offices are located, and 35 of its other branch offices. The remaining 18 branches are either leased or partially owned.

For additional information regarding our lease obligations, see "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 5. Premises, Equipment and Leases."

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing
Capitol Federal Financial, Inc. common stock is traded on the Global Select tier of the NASDAQ Stock Market under the symbol "CFFN". At November 18, 2021, there were approximately 7,970 Capitol Federal Financial, Inc. stockholders of record.

Share Repurchases
During the current fiscal year, the Company repurchased $1.5 million, or 164,400 shares, of common stock. There is $44.7 million of common stock that may be purchased under the Company's current plan, which was approved in October 2015 for $70.0 million. This plan has no expiration date; however, the Federal Reserve Bank's approval for the Company to repurchase shares extends through August 2022. Since the Company completed its second-step conversion in December 2010, $393.4 million worth of shares of common stock have been repurchased.

The following table summarizes our share repurchase activity during the three months ended September 30, 2021 and additional information regarding our share repurchase program.

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the
	Purchased	per Share	or Programs	Plans or Programs
July 1, 2021 through
July 31, 2021	—	$—	—	$44,665,205
August 1, 2021 through
August 31, 2021	—	—	—	44,665,205
September 1, 2021 through
September 30, 2021	—	—	—	44,665,205
Total	—	—	—	44,665,205

Stockholders and General Inquiries
Copies of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 are available to stockholders at no charge in the Investor Relations section of our website, www.capfed.com.

Stockholder Return Performance Presentation
The information presented below assumes $100 invested on September 30, 2016 in the Company's common stock and in each of the indices, and assumes the reinvestment of all dividends. In prior years, the Company compared its stock price performance to the SNL U.S. Bank & Thrift index; however, this index is no longer available from the Company's service provider, and has been replaced with the S&P U.S. BMI Banks index. Historical stock price performance is not necessarily indicative of future stock price performance.

Total Return Performance
Index Value
300
275
250
225
200
175
150
125
100
75
50
09/30/16
09/30/17
09/30/18
09/30/19
09/30/20
09/30/21
Capitol Federal Financial, Inc.
NASDAQ Composite Index
S&P U.S. BMI Banks Index

	Period Ending
Index	9/30/2016	9/30/2017	9/30/2018	9/30/2019	9/30/2020	9/30/2021
Capitol Federal Financial, Inc.	100.00	110.76	102.64	119.65	84.74	112.78
NASDAQ Composite Index	100.00	123.68	154.82	155.63	219.37	285.75
S&P U.S. BMI Banks Index	100.00	142.24	154.22	154.71	113.59	206.67
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

Item 6. [Reserved]

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

Net income for fiscal year 2021 increased $11.5 million, or 17.9% compared to the prior year, due primarily to recording a $22.3 million provision for credit losses during the prior year compared to recording a negative provision for credit losses of $8.5 million in the current year, as a result of improvements in economic conditions between periods. This was partially offset by a decrease in net interest income and an increase in income tax expense.

The net interest margin was 1.90% for the current year compared to 2.12% in the prior year. The decrease in the net interest margin was due primarily to a reduction in asset yields due to the low interest rate environment, partially offset by a decrease in the cost of deposits and borrowings. Additionally, cash flows from the one-to four-family loan portfolio not reinvested into loans were used to purchase lower yielding securities, which also decreased the overall asset yield. During the latter portion of the current year, the pace of loan refinance and payoff activity slowed, resulting in lower premium amortization related to correspondent one- to four-family loans compared to earlier in the year, and there was a reduction in the purchases of lower-yielding securities as cash flows from the loan and deposit portfolios slowed, all of which helped stabilize the net interest margin.

As discussed above, the Bank experienced high levels of loan refinance and payoff activity for the majority of the current year, before slowing later in the year. This was a trend continued from the last half of the prior year. Additionally, there was significant deposit growth during the latter part of the prior year and the first half of the current year due to a reduction in customer spending and high levels of government assistance. The loan portfolio decreased $121.7 million, or 1.7%, during the current year, primarily in the correspondent one-to four-family loan portfolio, while the securities portfolio increased $453.7 million, or 29.1%. Deposit growth during the current year was used to pay down certain maturing advances and purchase securities. The deposit portfolio increased $406.0 million, or 6.6%, during the current year, while borrowings decreased $206.5 million, or 11.5%. The deposit growth was primarily in non-maturity deposit accounts, partially offset by a decrease in retail certificates of deposit as customers moved some of the funds from maturing certificates into more liquid investment options such as the Bank's retail money market accounts. There is some uncertainty regarding how long the increased balance of non-maturity deposits will be retained by the Bank as customers return to more normal spending habits and/or choose to invest in higher-yielding investment options outside of the Bank. The Bank may be required to replace deposit outflows with higher costing borrowings, which would increase the cost of funds over time.

The Bank's asset quality continued to remain strong during the current fiscal year, reflected in low delinquency and charge-off ratios. At September 30, 2021, loans 30 to 89 days delinquent were 0.11% of total loans receivable, net, and loans 90 or more days delinquent or in foreclosure were 0.16% of total loans receivable, net. The ratio of net charge-offs (recoveries) ("NCOs") during the current year to average loans outstanding during the current year was 0.01%. In March 2020, the Bank initiated loan modification programs to support and provide relief to borrowers during the COVID-19 pandemic ("COVID-19 modifications"). As of September 30, 2021, $2.7 million of one- to four-family loans and $146.4 million of commercial loans with COVID-19 modifications were still in their deferral period, compared to $39.8 million and $367.4 million, respectively, as of September 30, 2020. We have observed very low delinquency rates for loans that were previously subject to COVID-19 modifications and have since resumed full payments. Additionally, in March 2020, the Bank suspended the initiation of foreclosure proceedings for owner-occupied one- to four-family loans, and this suspension remained in place at September 30, 2021. Approximately 75% of non-performing one- to four family loans at September 30, 2021 either had foreclosure proceedings initiated prior to the foreclosure suspension or would have had foreclosure proceedings initiated if the suspension were not in place.

At September 30, 2021, the Bank had a one-year gap position of $(664.1) million, or (6.9)% of total assets, meaning the amount of interest-bearing liabilities exceeds the amount of interest-earning assets maturing or repricing during the same period. Despite the negative gap, net interest income is projected to increase in a rising interest rate environment due to the assumption that the Bank's deposit balances are not expected to reprice to the full extent of the interest rate change. This assumption is based on a historical analysis of the Bank's deposit pricing behavior. See additional discussion in "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

Critical Accounting Estimates
Our most critical accounting estimates are the methodologies used to determine the ACL and reserve for off-balance sheet credit exposures and fair value measurements.  These estimates are important to the presentation of our financial condition and results of operations, involve a high degree of complexity, and require management to make difficult and subjective judgments that may require assumptions about highly uncertain matters.  The use of different judgments, assumptions, and estimates could affect reported results materially.  These critical accounting estimates and their application are reviewed at least annually by our audit committee. The following is a description of our critical accounting estimates and an explanation of the methods and assumptions underlying their application.

Allowance for Credit Losses and Reserve for Off-Balance Sheet Credit Exposures. The ACL is a valuation amount that is deducted from the amortized cost basis of loans and represents management's estimate of lifetime credit losses expected on the Company's loan portfolio as of the balance sheet date. The reserve for off-balance sheet credit exposures represents expected credit losses on unfunded portions of existing loans and commitments to originate or purchase loans that are not unconditionally cancellable by the Company.

Management estimates the ACL by projecting future loss rates which are dependent upon forecasted economic indices and applying qualitative factors when deemed appropriate by management. The key assumptions used in projecting future loss rates include the economic forecast, the forecast and reversion to mean time periods, and prepayment and curtailment assumptions. The assumptions are used to calculate and aggregate estimated cash flows for the time period that remains in each loan's contractual life. The cash flows are discounted back to the balance sheet date using each loan's effective yield, to arrive at a present value of future cash flows, which is compared to the amortized cost basis of the loan pool to determine the amount of ACL required by the calculation. Management then considers qualitative factors when accessing the overall level of ACL. See "Allowance for Credit Losses on Loans Receivable" and "Reserve for Off-Balance Sheet Credit Exposures" within "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies" for additional information.

One of the most significant judgments used in projecting loss rates when estimating the ACL and reserves for off-balance sheet credit exposures is the macro-economic forecast provided by a third party. The economic indices sourced from the macro-economic forecast and used in projecting loss rates are national unemployment rate, changes in commercial real estate prices, changes in home values, and changes in the United States gross domestic product. The economic index used in the calculation to which the calculation is most sensitive is the national unemployment rate. Each reporting period, several macro-economic forecast scenarios are considered by management. Management selects the macro-economic forecast(s) that is/are most reflective of expectations at that point in time. Changes in the macro-economic forecast, especially for the national unemployment rate, could significantly impact the calculated estimated credit losses between reporting periods.

Other key assumptions in the calculation of the ACL and reserve for off-balance sheet credit exposures estimates include the forecast and reversion to mean time periods and prepayment and curtailment assumptions. The calculation is much less sensitive to these assumptions than the macro-economic forecasts. The macro-economic forecast is applied for a reasonable and supportable time period before reverting to long-term historical averages for each economic index. The forecast and reversion to mean time period used for each economic index at September 30, 2021 was four quarters. Prepayment and curtailment assumptions are based on the Company's historical experience over the trailing 12 months and are adjusted by management as deemed necessary. The prepayment and curtailment assumptions vary based on loan product type.

The ACL and reserves for off-balance sheet credit exposures may be materially affected by qualitative factors, especially during periods of economic uncertainty, for items not reflected in the lifetime credit loss calculation, but which are deemed appropriate by management's current assessment of the risks related to the loan portfolio and/or external factors. Such qualitative factors may include changes in the Bank's loan portfolio composition and credit concentrations, changes in the balances and/or trends in asset quality and/or loan credit performance, changes in lending underwriting standards, the effect of other external factors such as significant unique events or conditions, and actual and/or expected change in economic conditions, real estate values, and/or other economic developments. The qualitative factors applied by management at September 30, 2021 were (1) the balance and trending of large-dollar special mention loans, (2) economic uncertainties related to the job market and the unevenness of the recovery in certain industries, and (3) COVID-19 loan modifications related to commercial real estate loans. The qualitative factors applied at September 30, 2021, and the importance and levels of the qualitative factors applied, may change in future periods depending on the level of changes to items such as the uncertainty of economic conditions and management's assessment of the level of credit risk within the loan portfolio as a result of such changes, compared to the amount of ACL calculated by the model. The evaluation of qualitative factors is inherently imprecise and requires significant management judgment. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4. Loans Receivable and Allowance for Credit Losses - Allowance for Credit Losses" for additional information regarding the qualitative factors applied at September 30, 2021.

The ACL and the reserves for off balance sheet credit exposures was $19.8 million and $5.7 million, respectively at September 30, 2021, compared to $26.8 million and $7.8 million, respectively, at October 1, 2020, which was the date we adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The $7.0 million decrease in the ACL and $2.0 million decrease in the reserves for off-balance sheet credit exposures was primarily attributable to the improved economic conditions between time periods, specifically in the national unemployment rate. The average national unemployment rate during the four-quarter macro-economic forecast selected by management as of October 1, 2020 was 10.8%, compared to 3.8% during the four-quarter macro-economic forecast selected at September 30, 2021. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4. Loans Receivable and Allowance for Credit Losses - Allowance for Credit Losses" for additional information regarding the assumptions used in the Company's September 30, 2021 estimate of ACL.

While management utilizes its best judgment and information available, the adequacy of the ACL and reserve for off-balance sheet credit exposures is determined by certain factors outside of the Company's control, such as the performance of our portfolios, changes in the economic environment including economic uncertainty, changes in interest rates, and the view of the regulatory authorities toward classification of assets and the level of ACL and reserves for off-balance sheet credit exposures. Additionally, the level of ACL and reserves for off-balance sheet credit exposures may fluctuate based on the balance and mix of the loan portfolio and off-balance sheet credit exposures. If actual results differ significantly from our assumptions, our ACL and reserve for off-balance sheet credit exposures may not be sufficient to cover inherent losses in our loan portfolio, resulting in additions to our ACL and an increase in the provision for credit losses.

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

The Company's interest rate swaps are measured at fair value on a recurring basis. The estimated fair value of the interest rate swaps are obtained from the counterparty and are determined by a discounted cash flow analysis using observable market-based inputs. Changes in the fair value of the interest rate swaps are recorded, net of tax, as AOCI in stockholders' equity. The Company did not have any other financial instruments that were measured at fair value on a recurring basis at September 30, 2021.

Recent Accounting Pronouncements
For a discussion of Recent Accounting Pronouncements, see "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – Note 1. Summary of Significant Accounting Policies."

Financial Condition

The following table summarizes the Company's financial condition at the dates indicated.

	September 30,		Change expressed in:
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Total assets	$9,631,246	$9,487,218	$144,028	1.5%
AFS securities	2,014,608	1,560,950	453,658	29.1
Loans receivable, net	7,081,142	7,202,851	(121,709)	(1.7)
Deposits	6,597,396	6,191,408	405,988	6.6
Borrowings	1,582,850	1,789,313	(206,463)	(11.5)
Stockholders' equity	1,242,273	1,284,859	(42,586)	(3.3)
Equity to total assets at end of period	12.9%	13.5%
Average number of basic shares outstanding	135,481	137,897	(2,416)	(1.8)
Average number of diluted shares outstanding	135,496	137,901	(2,405)	(1.7)

Assets. Total assets increased due mainly to an increase in the securities portfolio, partially offset by decreases in cash and cash equivalents and loans receivable. Cash flows from the deposit portfolio were used to purchase securities and pay down certain maturing borrowings.

Loans Receivable. Originating and purchasing loans secured by one- to four-family residential properties is the Bank's primary lending business, resulting in a concentration in residential first mortgage loans secured by properties located in Kansas and Missouri. The Bank also originates and participates in commercial loans, and originates consumer loans and construction loans.

The Bank purchases one- to four-family loans, on a loan-by-loan basis, from a select group of correspondent lenders ("correspondent purchased"). Loan purchases enable the Bank to attain geographic diversification in the one- to four-family loan portfolio. We generally pay a premium of 0.50% to 1.0% of the loan balance to purchase these loans, and 1.0% of the loan balance to purchase the servicing of these loans. The premium paid is amortized against the interest earned over the life of the loan, which reduces the loan yield. If a loan pays off before the scheduled maturity date, the remaining premium is recognized as reduction in interest income. During the current fiscal year, the Bank recognized a significant amount of premium amortization due to payoffs and endorsements.

In the past, the Bank has also purchased one- to four-family loans from correspondent and nationwide lenders in bulk loan packages ("bulk purchased"). The majority of the Bank's bulk purchased loans were guaranteed by one seller. The Bank has not experienced any losses with this group of loans since the loan package was purchased in August 2012.

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

The Bank's commercial loan portfolio is composed of commercial real estate loans, commercial construction loans and commercial and industrial loans. Our commercial real estate loans include a variety of property types, including hotels, office and retail buildings, senior housing facilities, and multi-family dwellings located in Kansas, Missouri, and 12 other states. The Bank's commercial and industrial loan portfolio consists largely of loans secured by accounts receivable, inventory and equipment.
Commercial borrowers are generally required to provide financial information annually, including borrower financial statements, subject property rental rates and income, maintenance costs, updated real estate property tax and insurance payments, and personal financial information for the guarantor(s). This allows the Bank to monitor compliance with loan covenants and review the borrower's performance, including cash flows from operations, debt service coverage, and comparison of performance to projections and year-over-year performance trending. Additionally, the Bank monitors and performs site visits, or in the case of participation loans, obtains updates from the lead bank as needed to determine the condition of the collateral securing the loan. Depending on the financial strength of the project and/or the complexity of the borrower's financials, the Bank may also perform a global analysis of cash flows to account for all other properties owned by the borrower or guarantor. If signs of weakness are identified, the Bank may begin performing more frequent financial and/or collateral reviews or will initiate contact with the borrower, or the lead bank will contact the borrower if the loan is a participation loan, to ensure cash flows from operations are maintained at a satisfactory level to meet the debt requirements. Both macro-level and loan-level stress-test scenarios based on existing and forecasted market conditions are part of the on-going portfolio management process for the commercial real estate portfolio. The Bank mitigates the risk of commercial real estate construction lending during the construction period by monitoring inspection reports from an independent third-party, project budget, percentage of completion, on-site inspections and percentage of advanced funds. Commercial and industrial loans are monitored through a review of borrower performance as indicated by borrower financial statements, borrowing base reports, accounts receivable aging reports, and inventory aging reports. These reports are required to be provided by the borrowers monthly, quarterly, or annually depending on the nature of the borrowing relationship. The Bank regularly monitors the level of risk in the entire commercial loan portfolio, including concentrations in such factors as geographic locations, collateral types, tenant brand name, borrowing relationships, and lending relationships in the case of participation loans, among other factors.

The following table presents the balance and weighted average rate of our loan portfolio as of the dates indicated.

	September 30, 2021		September 30, 2020
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
One- to four-family:
Originated	$3,956,064	3.18%	$3,937,310	3.50%
Correspondent purchased	2,003,477	3.02	2,101,082	3.49
Bulk purchased	173,662	1.65	208,427	2.41
Construction	39,142	2.82	34,593	3.30
Total	6,172,345	3.09	6,281,412	3.46
Commercial:
Commercial real estate	676,908	4.00	626,588	4.29
Commercial and industrial	66,497	3.83	97,614	2.79
Construction	85,963	4.03	105,458	4.04
Total	829,368	3.99	829,660	4.08
Consumer loans:
Home equity	86,274	4.60	103,838	4.66
Other	8,086	4.19	10,086	4.40
Total	94,360	4.57	113,924	4.64
Total loans receivable	7,096,073	3.21	7,224,996	3.55

Less:
ACL	19,823		31,527
Discounts/unearned loan fees	29,556		29,190
Premiums/deferred costs	(34,448)		(38,572)
Total loans receivable, net	$7,081,142		$7,202,851

The following table presents the contractual maturity of our loan portfolio, along with associated weighted average yields, at September 30, 2021. Loans which have adjustable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses.

	One year or less(1)		Over one year to five years		Over five years to 15 years		Over 15 years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
One- to four-family:
Originated	$845	4.17%	$63,633	3.81%	$1,438,945	2.93%	$2,452,641	3.39%	$3,956,064	3.23%
Correspondent purchased	79	3.63	4,515	3.16	508,895	2.49	1,489,988	3.05	2,003,477	2.91
Bulk purchased	6	5.88	313	4.39	34,651	2.10	138,692	1.42	173,662	1.56
Construction(2)	—	—	—	—	2,568	2.71	36,574	2.83	39,142	2.82
Total	930	4.13	68,461	3.77	1,985,059	2.80	4,117,895	3.20	6,172,345	3.08
Commercial:
Commercial real estate	117,713	3.75	142,047	4.46	329,868	4.25	87,280	4.08	676,908	4.18
Commercial and industrial	17,626	4.17	34,216	4.00	9,615	4.59	5,040	4.17	66,497	4.14
Construction(2)	6,369	4.05	38,260	3.87	15,706	3.78	25,628	4.57	85,963	4.07
Total	141,708	3.81	214,523	4.28	355,189	4.24	117,948	4.19	829,368	4.17
Consumer:
Home equity(3)	1,672	4.83	2,071	5.74	44,874	4.51	37,657	4.57	86,274	4.57
Other	868	3.02	6,770	4.30	448	6.64	—	—	8,086	4.29
Total	2,540	4.21	8,841	4.64	45,322	4.53	37,657	4.57	94,360	4.55
Total loans receivable	$145,178	3.82	$291,825	4.17	$2,385,570	3.05	$4,273,500	3.24	7,096,073	3.23

Less:
ACL									19,823
Discounts/unearned loan fees									29,556
Premiums/deferred costs									(34,448)
Total loans receivable, net									$7,081,142

(1)Includes demand loans, loans having no stated maturity, and overdraft loans.
(2)Construction loans are presented based upon the contractual maturity date, which includes the permanent financing period for construction-to-permanent loans.
(3)For home equity loans, including those that do not have a stated maturity date, the maturity date calculated assumes the borrower always makes the required minimum payment. The majority of home equity loans assume a maximum term of 240 months.

The following table presents, as of September 30, 2021, the amount of loans due after September 30, 2022, and whether these loans have fixed or adjustable interest rates.

	Fixed	Adjustable	Total
	(Dollars in thousands)
One- to four-family:
Originated	$3,709,020	$246,199	$3,955,219
Correspondent purchased	1,838,138	165,260	2,003,398
Bulk purchased	5,477	168,179	173,656
Construction	36,492	2,650	39,142
Total	5,589,127	582,288	6,171,415
Commercial:
Commercial real estate	304,031	255,164	559,195
Commercial and industrial	35,197	13,674	48,871
Construction	37,956	41,638	79,594
Total	377,184	310,476	687,660
Consumer:
Home equity	11,518	$73,084	84,602
Other	5,262	1,956	7,218
Total	16,780	75,040	91,820
Total loans receivable	$5,983,091	$967,804	$6,950,895

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

	For the Year Ended
	September 30, 2021		September 30, 2020
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$7,224,996	3.55%	$7,412,473	3.81%
Originated and refinanced	1,437,454	2.89	1,166,235	3.30
Purchased and participations	824,241	2.89	541,596	3.44
Change in undisbursed loan funds	(174,416)		(3,998)
Repayments	(2,215,585)		(1,890,975)
Principal recoveries/(charge-offs), net	(478)		1
Other	(139)		(336)
Ending balance	$7,096,073	3.21	$7,224,996	3.55

The following table presents loan origination, refinance, and purchase activity for the periods indicated, excluding endorsement activity, along with associated weighted average rates and percent of total. During the current fiscal year, the Bank endorsed $765.5 million of one- to four-family loans, reducing the average rate on those loans by 92 basis points. Commercial loan renewals are not included in the activity in the following table except to the extent new funds are disbursed at the time of renewal. Loan originations, purchases, and refinances are reported together.

	For the Year Ended
	September 30, 2021			September 30, 2020
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family	$1,615,165	2.66%	71.4%	$1,189,835	3.21%	69.6%
One- to four-family construction	125,309	2.77	5.5	44,754	3.28	2.6
Commercial:
Real estate	28,944	3.85	1.3	44,005	4.17	2.7
Commercial and industrial	49,857	2.45	2.2	65,174	1.92	3.8
Construction	42,505	3.65	1.9	39,346	4.71	2.3
Home equity	3,491	5.42	0.2	4,493	5.83	0.3
Other	2,994	5.48	0.1	4,209	5.67	0.2
Total fixed-rate	1,868,265	2.71	82.6	1,391,816	3.24	81.5

Adjustable-rate:
One- to four-family	59,813	2.52	2.6	131,665	2.94	7.7
One- to four-family construction	11,069	2.64	0.5	12,984	2.97	0.8
Commercial:
Real estate	120,202	3.70	5.3	50,697	4.56	3.0
Commercial and industrial	18,581	3.97	0.8	6,360	4.72	0.4
Construction	126,155	4.08	5.6	53,563	4.06	3.1
Home equity	55,740	4.42	2.5	58,709	4.95	3.4
Other	1,870	3.34	0.1	2,037	3.86	0.1
Total adjustable-rate	393,430	3.73	17.4	316,015	3.81	18.5

Total originated, refinanced and purchased	$2,261,695	2.89	100.0%	$1,707,831	3.35	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent purchased - one- to four-family	$671,077	2.65		$395,778	3.34
Participations - commercial	40,314	3.66		46,126	4.29
Total fixed-rate purchased/participations	711,391	2.70		441,904	3.44

Adjustable-rate:
Correspondent purchased - one- to four-family	18,450	2.45		52,192	2.94
Participations - commercial	94,400	4.36		47,500	4.04
Total adjustable-rate purchased/participations	112,850	4.05		99,692	3.47
Total purchased/participation loans	$824,241	2.89		$541,596	3.44

One- to Four-Family Loans - The following table presents, for our portfolio of one- to four-family loans, the amount, percent of total, weighted average rate, weighted average credit score, weighted average loan-to-value ("LTV") ratio, and average balance per loan as of September 30, 2021. Credit scores are updated at least annually, with the latest update in September 2021, from a nationally recognized consumer rating agency. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

		% of		Credit		Average
	Amount	Total	Rate	Score	LTV	Balance
	(Dollars in thousands)
Originated	$3,956,064	64.5%	3.18%	771	61%	$152
Correspondent purchased	2,003,477	32.7	3.02	765	64	407
Bulk purchased	173,662	2.8	1.65	771	58	294
	$6,133,203	100.0%	3.09	769	62	194

The following table presents originated and correspondent purchased activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average rates, weighted average LTVs and weighted average credit scores for the current fiscal year.

				Credit
	Amount	Rate	LTV	Score
	(Dollars in thousands)
Originated	$1,121,829	2.68%	70%	767
Correspondent purchased	689,527	2.64	69	772
	$1,811,356	2.66	70	769

The following table summarizes our one- to four-family loan origination and refinance commitments and one- to four-family correspondent loan purchase commitments as of September 30, 2021, along with associated weighted average rates. Loan commitments generally have fixed expiration dates or other termination clauses and may require the payment of a rate lock fee. It is expected that some of the loan commitments will expire unfunded, so the amounts reflected in the table below are not necessarily indicative of our future cash needs.

	Amount	Rate
	(Dollars in thousands)
Originate/refinance	$87,117	2.78%
Correspondent	95,395	2.54
	$182,512	2.65

Commercial Loans - During fiscal year 2021, the Bank originated $251.5 million of commercial loans, including $22.8 million of Paycheck Protection Program ("PPP") loans, and entered into commercial loan participations totaling $134.7 million. The Bank also processed commercial loan disbursements, excluding lines of credit, of approximately $270.0 million at a weighted average rate of 3.59%. Additionally, during the current fiscal year, $63.5 million of PPP loans were paid off, primarily by the U.S. Small Business Administration (SBA) following completion of the loan forgiveness process.

The following table presents the Bank's commercial real estate and commercial construction loans and loan commitments by type of primary collateral, as of September 30, 2021. Because the commitments to pay out undisbursed funds are not cancellable by the Bank, unless the loan is in default, we generally anticipate fully funding the related projects.

		Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Count	Principal	Amount	Amount	Commitments	Total	Total
		(Dollars in thousands)
Senior housing	34	$229,082	$36,202	$265,284	$30,500	$295,784	27.8%
Retail building	135	158,834	49,705	208,539	11,622	220,161	20.7
Hotel	10	137,301	57,364	194,665	—	194,665	18.3
Office building	92	49,608	60,379	109,987	—	109,987	10.3
One- to four-family property	385	61,717	7,457	69,174	1,453	70,627	6.6
Single use building	25	42,155	4,873	47,028	21,300	68,328	6.4
Multi-family	38	53,173	13,026	66,199	690	66,889	6.3
Other	101	31,001	5,166	36,167	1,502	37,669	3.6
	820	$762,871	$234,172	$997,043	$67,067	$1,064,110	100.0%

Weighted average rate		4.00%	4.03%	4.01%	3.73%	3.99%

The following table summarizes the Bank's commercial real estate and commercial construction loans and loan commitments by state as of September 30, 2021.

		Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Count	Principal	Amount	Amount	Commitments	Total	Total
		(Dollars in thousands)
Kansas	636	$327,419	$21,416	$348,835	$44,302	$393,137	36.9%
Texas	11	135,644	137,480	273,124	—	273,124	25.7
Missouri	146	205,989	26,052	232,041	21,265	253,306	23.8
Colorado	7	16,087	20,012	36,099	—	36,099	3.4
Arkansas	3	12,143	21,620	33,763	—	33,763	3.2
Nebraska	6	33,464	4	33,468	—	33,468	3.1
Other	11	32,125	7,588	39,713	1,500	41,213	3.9
	820	$762,871	$234,172	$997,043	$67,067	$1,064,110	100.0%

The following table presents the Bank's commercial loan portfolio and outstanding loan commitments, categorized by gross loan amount (unpaid principal plus undisbursed amounts) or outstanding loan commitment amount, as of September 30, 2021.

	Count	Amount
	(Dollars in thousands)
Greater than $30 million	4	$180,500
>$15 to $30 million	16	363,129
>$10 to $15 million	7	85,141
>$5 to $10 million	15	96,776
$1 to $5 million	111	251,794
Less than $1 million	1,324	194,423
	1,477	$1,171,763

Asset Quality

Delinquent and nonaccrual loans and other real estate owned ("OREO"). The following table presents the Company's 30 to 89 day delinquent loans at the dates indicated. Loans subject to payment forbearance under the Bank's COVID-19 loan modification program are not reported as delinquent during the forbearance time period. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs, if any. Of the loans 30 to 89 days delinquent at September 30, 2021 and 2020, approximately 61% and 70%, respectively, were 59 days or less delinquent.

	Loans Delinquent for 30 to 89 Days at September 30,
	2021		2020
	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	48	$4,156	42	$3,012
Correspondent purchased	7	2,590	8	3,123
Bulk purchased	4	541	12	2,532
Commercial	2	37	2	45
Consumer	25	498	26	398
	86	$7,822	90	$9,110

Loans 30 to 89 days delinquent
to total loans receivable, net		0.11%		0.13%

The following table presents the Company's nonaccrual loans and OREO at the dates indicated. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs, if any. Nonaccrual loans are loans that are 90 or more days delinquent or in foreclosure and other loans required to be reported as nonaccrual pursuant to accounting and/or regulatory reporting requirements and/or internal policies, even if the loans are current. At all dates presented, there were no loans 90 or more days delinquent that were still accruing interest. Non-performing assets include nonaccrual loans and OREO. OREO primarily includes assets acquired in settlement of loans. In late March 2020, the Bank suspended the initiation of foreclosure proceedings for owner-occupied one- to four-family loans. At September 30, 2021, there were $7.4 million of nonaccrual one- to four-family loans for which foreclosure proceedings either had been initiated prior to the foreclosure suspension or would have been initiated if the foreclosure suspension were not in place.

	September 30,
	2021		2020
	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	50	$3,693	51	$4,362
Correspondent purchased	10	3,210	6	2,397
Bulk purchased	9	2,974	12	2,903
Commercial	6	1,214	5	1,360
Consumer	21	498	14	304
	96	11,589	88	11,326

Loans 90 or more days delinquent or in foreclosure
as a percentage of total loans		0.16%		0.16%

Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	7	$1,288	9	$691
Correspondent purchased	—	—	—	—
Bulk purchased	1	131	—	—
Commercial	4	419	3	464
Consumer	1	9	1	9
	13	1,847	13	1,164
Total nonaccrual loans	109	13,436	101	12,490

Nonaccrual loans as a percentage of total loans		0.19%		0.17%

OREO:
One- to four-family:
Originated(2)	3	$170	4	$183
Total non-performing assets	112	$13,606	105	$12,673

Non-performing assets as a percentage of total assets		0.14%		0.13%
(1)Includes loans required to be reported as nonaccrual pursuant to accounting and/or regulatory reporting requirements and/or internal policies, even if the loans are current.
(2)Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

Of the one- to four-family COVID-19 loan modifications that had completed the deferral period by September 30, 2021, $2.2 million were 30 to 89 days delinquent and $2.8 million were 90 or more days delinquent as of September 30, 2021. Of the commercial COVID-19 loan modifications that had completed the deferral period by September 30, 2021, $3 thousand were 30 to 89 days delinquent and none were 90 or more days delinquent as of September 30, 2021.

The following table presents the states where the properties securing five percent or more of the total amount of our one- to four-family loans are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at September 30, 2021. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. At September 30, 2021, potential losses, after taking into consideration anticipated private mortgage insurance proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,516,327	57.3%	$3,900	53.5%	$3,511	35.6%	57%
Missouri	1,042,467	17.0	1,316	18.1	1,442	14.6	56
Texas	597,161	9.8	—	—	1,929	19.5	41
Other states	977,248	15.9	2,071	28.4	2,995	30.3	56
	$6,133,203	100.0%	$7,287	100.0%	$9,877	100.0%	53

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

The following table presents loans classified as special mention or substandard at the dates presented. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs, if any. The increase in commercial special mention loans at September 30, 2021 compared to September 30, 2020 was due mainly to the addition of two commercial loans for which the borrowers have been impacted by the COVID-19 pandemic. Both of these loans were subject to COVID-19 loan modifications during fiscal year 2020 and have since resumed full payments. Subsequent to September 30, 2021, the underlying economic considerations being monitored for these two loans returned to levels deemed appropriate by the Company, and the loans were removed from special mention, resulting in a $49.4 million reduction in the balance of special mention loans. The special mention ACL associated with these two loans at September 30, 2021 was approximately $2.2 million.

	September 30, 2021		September 30, 2020
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family	$14,332	$23,458	$11,339	$25,630
Commercial	99,729	3,259	52,006	4,914
Consumer	135	718	332	589
	$114,196	$27,435	$63,677	$31,133

Allowance for Credit Losses. The distribution of our ACL at the dates indicated is summarized below. The Company adopted ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments on October 1, 2020. The ASU, as amended, replaces the incurred loss methodology in accounting principles generally accepted in the United States of America ("GAAP"), which required credit losses to be recognized when it is probable that a loss has been incurred, with an expected credit loss methodology, which is commonly known as the current expected credit loss ("CECL") methodology. Information as of October 1, 2020 is included in the tables below for comparability purposes.

	September 30, 2021		October 1, 2020		September 30, 2020
		% of		% of		% of
	Amount	Loans to	Amount	Loans to	Amount	Loans to
	of ACL	Total Loans	of ACL	Total Loans	of ACL	Total Loans
	(Dollars in thousands)
One- to four-family:
Originated	$1,590	55.8%	$1,609	54.5%	$6,044	54.5%
Correspondent purchased	2,062	28.2	2,324	29.1	2,691	29.1
Bulk purchased	304	2.4	903	2.9	467	2.9
Construction	22	0.6	25	0.5	41	0.5
Total	3,978	87.0	4,861	87.0	9,243	87.0
Commercial:
Real estate	13,706	9.6	16,595	8.6	16,869	8.6
Commercial and industrial	344	0.9	559	1.4	1,451	1.4
Construction	1,602	1.2	4,452	1.5	3,480	1.5
Total	15,652	11.7	21,606	11.5	21,800	11.5
Consumer loans:
Home equity	126	1.2	81	1.4	370	1.4
Other consumer	67	0.1	218	0.1	114	0.1
Total consumer loans	193	1.3	299	1.5	484	1.5
	$19,823	100.0%	$26,766	100.0%	$31,527	100.0%

The ratio of ACL to loans receivable, by loan type, at the dates indicated is summarized below.

	September 30,	October 1,	September 30,
	2021	2020	2020
One- to four-family:
Originated	0.04%	0.04%	0.15%
Correspondent purchased	0.10	0.11	0.13
Bulk purchased	0.18	0.43	0.22
Construction	0.06	0.07	0.12
Total	0.06	0.08	0.15
Commercial:
Commercial real estate	2.02	2.65	2.69
Commercial and industrial	0.52	0.57	1.49
Construction	1.86	4.22	3.30
Total	1.89	2.60	2.63
Consumer	0.20	0.26	0.42
Total	0.28	0.37	0.44

See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies and Note 4. Loans Receivable and Allowance for Credit Losses” for additional information regarding the Bank's ACL.

The following tables present ACL activity and related ratios at the dates and for the periods indicated. The current year NCOs were primarily in the commercial loan portfolio. The ratio of NCOs during the current year to average non-performing assets was higher than the prior year due to higher NCOs in the current year compared to a net recovery in the prior year. The ACL to nonaccrual loans at end of period ratio and ACL to loans receivable, net at end of period ratio were lower in the current year compared to the prior year due primarily to a lower ACL balance at September 30, 2021. As discussed above, on October 1, 2020, the Company adopted CECL, which is a different credit loss estimate methodology than the methodology applicable at September 30, 2020.

	Year Ended September 30,
	2021	2020	2019
	(Dollars in thousands)
Balance at beginning of period	$31,527	$9,226	$8,463
Adoption of CECL	(4,761)	—	—
Charge-offs	(715)	(443)	(262)
Recoveries	237	444	275
Net (charge-offs) recoveries	(478)	1	13
Provision for credit losses	(6,465)	22,300	750
Balance at end of period	$19,823	$31,527	$9,226

Ratio of NCOs during the period
to average non-performing assets	3.63%	(0.01)%	(0.12)%

ACL to nonaccrual loans at end of period	147.54	252.42	121.99

ACL to loans receivable, net at end of period	0.28	0.44	0.12

ACL to NCOs	41.5x	N/M(1)	N/M(1)

(1)This ratio is not presented for the time periods noted due to loan recoveries exceeding loan charge-offs during the periods.

The following table presents NCOs, average loans, and NCOs as a percentage of average loans, by loan type, for the periods indicated.

	Year Ended September 30,
	2021			2020			2019
	NCOs	Average Loans	NCOs as a % of Average Loans	NCOs	Average Loans	NCOs as a % of Average Loans	NCOs	Average Loans	NCOs as a % of Average Loans
	(Dollars in thousands)
One- to four-family:
Originated	$20	$3,936,166	0.00%	$23	$3,916,716	0.00%	$53	$3,892,585	0.00%
Correspondent	—	2,010,823	0.00	—	2,348,120	0.00	—	2,487,560	0.00
Bulk purchased	21	191,029	0.01	(265)	230,720	(0.11)	(80)	274,289	(0.03)
Construction	—	29,893	0.00	—	33,709	0.00	—	27,007	0.00
Total	41	6,167,911	0.00	(242)	6,529,265	0.00	(27)	6,681,441	0.00
Commercial:
Real estate	465	637,712	0.07	215	602,482	0.04	(22)	535,151	0.00
Commercial and industrial	—	75,219	0.00	24	76,473	0.03	122	61,044	0.20
Construction	—	75,771	0.00	—	106,172	0.00	(25)	105,576	(0.02)
Total	465	788,702	0.06	239	785,127	0.03	75	701,771	0.01
Consumer:
Home equity	(26)	92,495	(0.03)	(13)	112,939	(0.01)	(52)	125,164	(0.04)
Other	(2)	8,782	(0.02)	15	10,395	0.14	(9)	10,519	(0.09)
Total	(28)	101,277	(0.03)	2	123,334	0.00	(61)	135,683	(0.04)
	$478	$7,057,890	0.01	$(1)	$7,437,726	0.00	$(13)	$7,518,895	0.00

Securities. The following table presents the distribution of our securities portfolio, at amortized cost, at the dates indicated. Overall, fixed-rate securities comprised 94% of our securities portfolio at September 30, 2021. During the current fiscal year purchases exceeded maturities and repayments, resulting in a $453.7 million increase in the balance. Securities were purchased with cash flows from the loan portfolio and growth in the deposit portfolio that was not used to pay down maturing borrowings. The portfolio weighted average yield decreased due to purchases of securities at yields lower than the existing portfolio due to the low interest rate environment during the current year. Weighted average yields on tax-exempt securities are not calculated on a fully tax-equivalent basis.

	September 30, 2021			September 30, 2020
	Amount	Yield	WAL(1)	Amount	Yield	WAL(1)
	(Dollars in thousands)
Fixed-rate securities:
MBS	$1,363,645	1.30%	3.5	$945,432	1.82%	3.7
U.S. government-sponsored enterprises ("GSE") debentures	519,971	0.61	3.7	369,967	0.62	1.7
Municipal bonds	4,274	1.81	0.3	9,716	1.69	0.7
Total fixed-rate securities	1,887,890	1.11	3.6	1,325,115	1.49	3.1

Adjustable-rate securities:
MBS	120,566	1.99	3.2	204,490	2.49	2.9
Total securities portfolio	$2,008,456	1.16	3.5	$1,529,605	1.62	3.1

(1)The weighted average life ("WAL") is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied.

The composition and maturities of the investment and MBS portfolio at September 30, 2021 are indicated in the following table by remaining contractual maturity, without consideration of call features or pre-refunding dates, along with associated weighted average yields. The weighted average yields were calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.

	1 year or less		More than 1 to 5 years		More than 5 to 10 years		Over 10 years		Total Securities
	Carrying		Carrying		Carrying		Carrying		Carrying
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)
MBS	$325	2.87%	$58,838	2.48%	$277,200	1.65%	$1,157,630	1.23%	$1,493,993	1.35%
GSE debentures	—	—	491,475	0.59	24,851	1.00	—	—	516,326	0.61
Municipal bonds	4,079	1.80	210	2.00	—	—	—	—	4,289	1.81
	$4,404	1.87	$550,523	0.79	$302,051	1.60	$1,157,630	1.23	$2,014,608	1.16

The following table summarizes the activity in our securities portfolio for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning balances are as of the last day of the period previous to the period presented and the weighted average yields for the ending balances are as of the last day of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented. The beginning and ending WALs are the estimated remaining principal repayment terms (in years) after three-month historical prepayment speeds have been applied.

	For the Year Ended
	September 30, 2021			September 30, 2020
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,560,950	1.63%	3.1	$1,204,863	2.55%	2.9
Maturities and repayments	(594,294)			(667,952)
Net amortization of (premiums)/discounts	(6,206)			(1,661)
Purchases	1,079,351	1.01	5.0	1,007,763	1.11	3.9
Change in valuation on AFS securities	(25,193)			17,937
Ending balance - carrying value	$2,014,608	1.16	3.5	$1,560,950	1.63	3.1

Liabilities. Total liabilities increased $186.6 million, or 2.3% during the current year, due to an increase in deposits, partially offset by a decrease in borrowings, as cash flows from deposit growth were used to pay off maturing borrowings.

Deposits. The following table presents the amount, weighted average rate and percent of total for the components of our deposit portfolio at the dates presented. The decrease in the deposit portfolio rate during the current year was due to a reduction in offered rates due to the low interest rate environment, which resulted in certificates of deposit repricing to lower offered rates as balances renewed, along with growth in lower costing non-maturity deposits.

	At September 30,
	2021			2020
			% of			% of
	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Non-interest-bearing checking	$543,849	—%	8.2%	$451,394	—%	7.3%
Interest-bearing checking	1,037,362	0.07	15.7	865,782	0.10	14.0
Savings	519,069	0.05	7.9	433,808	0.06	7.0
Money market	1,753,525	0.19	26.6	1,419,180	0.37	22.9
Retail certificates of deposit	2,341,531	1.41	35.5	2,623,336	1.88	42.4
Commercial certificates of deposit	190,215	0.66	2.9	143,125	1.05	2.3
Public unit certificates of deposit	211,845	0.21	3.2	254,783	0.74	4.1
	$6,597,396	0.59	100.0%	$6,191,408	0.95	100.0%

The following table sets forth the weighted average maturity ("WAM") information for our certificates of deposit, in years, as of September 30, 2021.

Retail certificates of deposit	1.3
Commercial certificates of deposit	0.5
Public unit certificates of deposit	0.5
Total certificates of deposit	1.1

As of September 30, 2021 and 2020, approximately $866.0 million and $557.0 million, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.

The following table sets forth the portion of the Bank's time deposits, by account, that are in excess of the FDIC insurance limit, by remaining time until maturity, as of September 30, 2021 (dollars in thousands).

3 months or less	$179,393
Over 3 through 6 months	130,300
Over 6 through 12 months	158,123
Over 12 months	129,588
$597,404

Borrowings. The Bank primarily uses long-term fixed-rate borrowings with no embedded options to lengthen the average life of the Bank's liabilities. The fixed-rate characteristics of these borrowings lock-in the cost until maturity and thus decrease the amount of liabilities repricing as interest rates move higher compared to funding with lower-cost short-term borrowings. These borrowings are laddered in order to prevent large amounts of liabilities repricing in any one period.

The following table presents the maturity of term borrowings, which consist entirely of FHLB advances, along with associated weighted average contractual and effective rates as of September 30, 2021.

Maturity by	FHLB	Interest rate	Contractual	Effective
Fiscal Year	Advances	swaps(1)	Rate	Rate(2)
	(Dollars in thousands)
2022	$75,000	$100,000	0.26%	1.92%
2023	300,000	—	1.70	1.81
2024	150,000	165,000	1.32	2.46
2025	300,000	100,000	1.33	2.09
2026	250,000	—	0.96	1.27
2027	150,000	—	0.93	1.24
	$1,225,000	$365,000	1.18	1.88

(1)Represents adjustable-rate FHLB advances for which the Bank has entered into interest rate swaps with a notional amount of $365.0 million to hedge the variability in cash flows associated with the advances. These advances are presented based on their contractual maturity dates and will be renewed periodically until the maturity or termination of the interest rate swaps. The expected WAL of the interest rate swaps was 4.1 years at September 30, 2021.
(2)The effective rate includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid.

The following table presents borrowing activity for the periods shown with borrowings being reported at par. The borrowings presented in the table have original contractual terms of one year or longer or are tied to interest rate swaps with original contractual terms of one year or longer. The decrease in total borrowings during the current year was due to not renewing borrowings that matured. Cash flows from deposit growth were used to pay off maturing borrowings. The effective rate is shown as a weighted average and includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The decrease in the effective rate during the current year was due primarily to terminating certain interest rate swaps, prepaying certain advances, and replacing maturing advances at lower market interest rates. The WAM is the remaining weighted average contractual term in years. The beginning and ending WAMs represent the remaining maturity at each date presented. For new borrowings, the WAMs presented are as of the date of issue.

	For the Year Ended
	September 30, 2021			September 30, 2020
		Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$1,790,000	2.31%	3.0	$2,140,000	2.38%	2.6
Maturities and prepayments	(1,305,000)	2.18	—	(1,505,000)	2.44	—
New FHLB borrowings	1,105,000	1.96	3.7	1,155,000	2.36	4.3
Ending balance	$1,590,000	1.88	3.3	$1,790,000	2.31	3.0

Maturities of Interest-Bearing Liabilities. The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail/commercial and public unit amounts, and term borrowings for the next four quarters as of September 30, 2021.

	December 31,	March 31,	June 30,	September 30,
	2021	2022	2022	2022	Total
	(Dollars in thousands)
Retail/Commercial Certificates:
Amount	$385,038	$329,419	$314,758	$432,378	$1,461,593
Repricing Rate	1.09%	1.15%	1.15%	1.40%	1.21%
Public Unit Certificates:
Amount	$69,063	$70,776	$32,175	$21,501	$193,515
Repricing Rate	0.26%	0.28%	0.09%	0.09%	0.22%
Term Borrowings:(1)
Amount	$—	$—	$—	$75,000	$75,000
Repricing Rate	—%	—%	—%	0.29%	0.29%
Total
Amount	$454,101	$400,195	$346,933	$528,879	$1,730,108
Repricing Rate	0.96%	0.99%	1.05%	1.19%	1.06%

(1)The maturity date for FHLB advances tied to interest rate swaps is based on the maturity date of the related interest rate swap.

Stockholders' Equity. During the current year, the Company paid cash dividends totaling $117.9 million and repurchased common stock totaling $1.5 million. The cash dividends paid during the current year totaled $0.87 per share and consisted of a $0.40 per share True Blue Capitol cash dividend, a $0.13 per share cash true-up dividend related to fiscal year 2020 earnings, and four regular quarterly cash dividends of $0.085 per share, totaling $0.34 per share. In the long run, management considers the Bank's equity to total assets ratio of at least 9% an appropriate level of capital. At September 30, 2021, this ratio was 11.5%.

On October 19, 2021, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $11.5 million, payable on November 19, 2021 to stockholders of record as of the close of business on November 5, 2021. On October 28, 2021, the Company announced a fiscal year 2021 cash true-up dividend of $0.22 per share, or approximately $29.9 million, related to fiscal year 2021 earnings. The $0.22 per share cash true-up dividend was determined by taking the difference between total earnings for fiscal year 2021 and total regular quarterly cash dividends paid during fiscal year 2021, divided by the number of shares outstanding. The cash true-up dividend is payable on December 3, 2021 to stockholders of record as of the close of business on November 19, 2021, and is the result of the Board of Directors' commitment to distribute to stockholders 100% of the annual earnings of the Company for fiscal year 2021.

There remains $44.7 million authorized under the existing stock repurchase plan for additional purchases of the Company's common stock. Shares may be repurchased from time to time based upon market conditions, available liquidity and other factors. This plan has no expiration date; however, the FRB's existing approval for the Company to repurchase shares extends through August 2022.

At October 1, 2021, Capitol Federal Financial, Inc., at the holding company level, had $93.8 million on deposit at the Bank. For fiscal year 2022, it is the intention of the Board of Directors to continue the payout of 100% of the Company's earnings to the Company's stockholders. The payout is expected to be in the form of regular quarterly cash dividends of $0.085 per share, totaling $0.34 for the year, and a cash true-up dividend equal to fiscal year 2022 earnings in excess of the amount paid as regular quarterly cash dividends during fiscal year 2022. It is anticipated that the fiscal year 2022 cash true-up dividend will be paid in December 2022. Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company.

The Company works to find multiple ways to provide stockholder value. This has primarily been through the payment of cash dividends and stock buybacks. The Company has maintained a policy of paying out 100% of its earnings to stockholders in the form of quarterly cash dividends and an annual cash true-up dividend in December of each year. In order to provide additional stockholder value, the Company paid a True Blue Capitol cash dividend of $0.25 per share in June for six consecutive years ending in 2019. Given the state of economic uncertainty, the Company elected to defer the annual True Blue dividend in June 2020. In June 2021, the Company paid a True Blue Capitol cash dividend of $0.40 per share. The $0.40 per share True Blue Capitol cash dividend represented a $0.20 per share cash dividend from fiscal year 2020 and a $0.20 per share cash dividend from fiscal year 2021. The Company has paid the True Blue Capitol dividend primarily due to excess capital levels at the Company and Bank. The Company considers various business strategies and their impact on capital and asset measures on both a current and future basis, as well as regulatory capital levels and requirements, in determining the amount, if any, and timing of the True Blue dividend.

The following table presents regular quarterly cash dividends and special cash dividends paid in calendar years 2021, 2020, and 2019. The amounts represent cash dividends paid during each period. The 2021 true-up dividend amount presented represents the dividend payable on December 3, 2021 to stockholders of record as of November 19, 2021.

	Calendar Year
	2021		2020		2019
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$11,518	$0.085	$11,733	$0.085	$11,700	$0.085
Quarter ended June 30	11,516	0.085	11,733	0.085	11,708	0.085
Quarter ended September 30	11,518	0.085	11,733	0.085	11,713	0.085
Quarter ended December 31	11,534	0.085	11,514	0.085	11,731	0.085
True-up dividends paid	29,853	0.220	17,614	0.130	46,932	0.340
True Blue dividends paid	54,210	0.400	—	—	34,446	0.250
Calendar year-to-date dividends paid	$130,149	$0.960	$64,327	$0.470	$128,230	$0.930

Average Balance Sheets. The following table presents the average balances of our assets, liabilities, and stockholders' equity, and the related weighted average yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated. For fiscal year 2019 information, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2020. Weighted average yields are derived by dividing annual income by the average balance of the related assets, and weighted average rates are derived by dividing annual expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived from average daily balances. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yields/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	For the Year Ended September 30,
	2021			2020
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans:
Originated	$3,966,059	$137,461	3.47%	$3,950,425	$150,526	3.81%
Correspondent purchased	2,010,823	48,066	2.39	2,348,120	70,112	2.99
Bulk purchased	191,029	3,601	1.89	230,720	6,065	2.63
Total one- to four-family loans	6,167,911	189,128	3.07	6,529,265	226,703	3.47
Commercial loans	788,702	36,085	4.51	785,127	37,320	4.68
Consumer loans	101,277	4,684	4.63	123,334	6,471	5.25
Total loans receivable(1)	7,057,890	229,897	3.25	7,437,726	270,494	3.63
MBS(2)	1,446,466	21,399	1.48	954,197	23,009	2.41
Investment securities(2)(3)	482,641	2,825	0.59	270,683	4,467	1.65
FHLB stock	77,250	3,916	5.07	100,251	5,827	5.81
Cash and cash equivalents	131,798	144	0.11	179,142	1,181	0.65
Total interest-earning assets	9,196,045	258,181	2.80	8,941,999	304,978	3.40
Other non-interest-earning assets	443,724			461,614
Total assets	$9,639,769			$9,403,613

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$1,482,698	772	0.05	$1,180,110	762	0.06
Savings	487,146	280	0.06	388,662	292	0.08
Money market	1,598,838	4,128	0.26	1,252,992	6,647	0.53
Retail/commercial certificates	2,688,811	42,034	1.56	2,716,945	55,238	2.03
Wholesale certificates	252,623	1,192	0.47	282,947	4,659	1.65
Total deposits	6,510,116	48,406	0.74	5,821,656	67,598	1.16
Borrowings(4)	1,636,399	34,774	2.11	2,065,966	48,045	2.31
Total interest-bearing liabilities	8,146,515	83,180	1.02	7,887,622	115,643	1.46
Other non-interest-bearing liabilities	219,328			203,990
Stockholders' equity	1,273,926			1,312,001
Total liabilities and stockholders' equity	$9,639,769			$9,403,613

Net interest income(5)		$175,001			$189,335
Net interest rate spread(6)			1.78			1.94
Net interest-earning assets	$1,049,530			$1,054,377
Net interest margin(7)			1.90			2.12
Ratio of interest-earning assets to interest-bearing liabilities			1.13x			1.13x

(1)Balances are adjusted for unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS securities are adjusted for unamortized purchase premiums or discounts.
(3)The average balance of investment securities includes an average balance of nontaxable securities of $6.6 million, and $13.8 million, for the years ended September 30, 2021 and 2020, respectively.
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

Rate/Volume Analysis. The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing fiscal years 2021 to 2020. For the comparison of fiscal years 2020 to 2019, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2020. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate, and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Year Ended September 30,
	2021 vs. 2020
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(13,055)	$(27,542)	$(40,597)
MBS	9,247	(10,857)	(1,610)
Investment securities	2,261	(3,903)	(1,642)
FHLB stock	(1,235)	(676)	(1,911)
Cash and cash equivalents	(250)	(787)	(1,037)
Total interest-earning assets	(3,032)	(43,765)	(46,797)

Interest-bearing liabilities:
Checking	172	(163)	9
Savings	65	(77)	(12)
Money market	1,495	(4,014)	(2,519)
Certificates of deposit	(1,154)	(15,516)	(16,670)
Borrowings	(7,892)	(5,379)	(13,271)
Total interest-bearing liabilities	(7,314)	(25,149)	(32,463)

Net change in net interest income	$4,282	$(18,616)	$(14,334)

Comparison of Operating Results for the Years Ended September 30, 2021 and 2020
The Company recognized net income of $76.1 million, or $0.56 per share, for fiscal year 2021 compared to net income of $64.5 million, or $0.47 per share, for fiscal year 2020. The increase in net income was due primarily to recording a $22.3 million provision for credit losses during the prior year compared to recording a negative provision for credit losses of $8.5 million in the current year, partially offset by a decrease in net interest income and an increase in income tax expense. Net interest income decreased $14.3 million, or 7.6%, from the prior year to $175.0 million for the current year. The net interest margin decreased 22 basis points, from 2.12% for the prior year to 1.90% for the current year. The decreases in net interest income and net interest margin were due mainly to a decrease in asset yields, along with a change in asset mix as cash flows from the loan portfolio have been used to purchase lower yielding securities, partially offset by a decrease in the cost of deposits and borrowings.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2021	2020	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$229,897	$270,494	$(40,597)	(15.0)%
MBS	21,399	23,009	(1,610)	(7.0)
FHLB stock	3,916	5,827	(1,911)	(32.8)
Investment securities	2,825	4,467	(1,642)	(36.8)
Cash and cash equivalents	144	1,181	(1,037)	(87.8)
Total interest and dividend income	$258,181	$304,978	$(46,797)	(15.3)

The decrease in interest income on loans receivable was due mainly to a decrease in the weighted average yield, primarily in the one- to four-family loan portfolio. The decrease in the weighted average yield on the one- to four-family loan portfolio was due to endorsements and refinances to lower market rates, higher premium amortization related to correspondent one- to four-family loans due to high payoff and endorsement activity, along with adjustable-rate loans repricing to lower market rates, and the origination and purchase of new loans at lower market rates. Additionally, the average balance of the portfolio decreased compared to the prior year due primarily to a reduction in the correspondent one-to four-family loan portfolio. See "Average Balance Sheets" above.
The decrease in interest income on the MBS portfolio was due to a decrease in the weighted average yield as a result of purchases at lower market yields and the repricing of existing adjustable-rate MBS to lower market yields, partially offset by an increase in the average balance of the portfolio. Cash flows from the loan portfolio were used to purchase securities during the current fiscal year.

The decrease in dividend income on FHLB stock was due mainly to a decrease in the average balance of FHLB stock, along with a decrease in the dividend rate paid by FHLB. The average balance decreased as the Bank did not replace certain maturing FHLB advances between periods, which reduced the amount of FHLB stock owned by the Bank per FHLB requirements.

The decrease in interest income on investment securities was due to a decrease in the weighted average yield as a result of purchases at lower market yields, partially offset by an increase in the average balance of the portfolio.

The decrease in interest income on cash and cash equivalents was due primarily to a decrease in the yield earned on cash held at the Federal Reserve Bank of Kansas City ("FRB of Kansas City").

Interest Expense
The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2021	2020	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$48,406	$67,598	$(19,192)	(28.4)%
Borrowings	34,774	48,045	(13,271)	(27.6)
Total interest expense	$83,180	$115,643	$(32,463)	(28.1)

The decrease in interest expense on deposits was due mainly to a decrease in the weighted average rate paid on retail certificates of deposit, money market accounts, and wholesale certificates of deposit. Since the onset of the COVID-19 pandemic, retail certificates of deposit have been repricing downward as they renew or are replaced at lower offered rates, and rates on money market accounts have been lowered.

The decrease in interest expense on borrowings was due primarily to a decrease in the average balance, as certain maturing FHLB advances and repurchase agreements were not replaced and the Bank paid down its FHLB line of credit with liquidity generated from the deposit portfolio. The decrease in interest expense on borrowings was also a result of lowering the cost of FHLB advances by prepaying certain advances during the current and prior years.
Provision for Credit Losses
The Bank recorded a negative provision for credit losses during the current year of $8.5 million, compared to a $22.3 million provision for credit losses during the prior year. The negative provision in the current fiscal year was composed of a $6.5 million decrease in the ACL for loans and a $2.0 million decrease in reserves for off-balance sheet credit exposures. The negative provision for credit losses in the current fiscal year was due primarily to favorable forecasted economic outlooks during the year, largely related to commercial loans. See additional discussion regarding the Bank's ACL and reserve for off-balance sheet credit exposures at September 30, 2021 in the "Asset Quality" section and in the "Critical Accounting Estimates - Allowance for Credit Losses and Reserve for Off-Balance Sheet Credit Exposures" section above.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2021	2020	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$12,282	$11,285	$997	8.8%
Gain on sale of Visa Class B shares	7,386	—	7,386	N/A
Insurance commissions	3,030	2,487	543	21.8
Other non-interest income	5,388	5,827	(439)	(7.5)
Total non-interest income	$28,086	$19,599	$8,487	43.3

The increase in deposit service fees was due primarily to an increase in debit card income as a result of higher transaction volume. During the current year, the Bank sold its Visa Class B Shares, resulting in a $7.4 million gain. The increase in insurance commissions was due primarily to higher annual contingent insurance commissions received in the current year compared to the prior year. The decrease in other non-interest income was primarily related to lower income from bank-

owned life insurance ("BOLI"), due to a reduction in the yield as a result of lower market rates and reduced death benefit receipts.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2021	2020	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$56,002	$52,996	$3,006	5.7%
Information technology and related expense	17,922	16,974	948	5.6
Occupancy, net	14,045	13,870	175	1.3
Regulatory and outside services	5,764	5,762	2	—
Advertising and promotional	5,133	4,889	244	5.0
Loss on interest rate swap termination	4,752	—	4,752	N/A
Deposit and loan transaction costs	2,761	2,890	(129)	(4.5)
Federal insurance premium	2,545	914	1,631	178.4
Office supplies and related expense	1,715	2,195	(480)	(21.9)
Other non-interest expense	4,930	5,514	(584)	(10.6)
Total non-interest expense	$115,569	$106,004	$9,565	9.0

The increase in salaries and employee benefits was due primarily to an increase in incentive compensation, as well as an increase in loan commissions related to higher loan origination activity. The increase in information technology and related expense was due mainly to an increase in software licensing expense and professional services expense. During the current fiscal year, the Bank terminated interest rate swaps designated as cash flow hedges with a notional amount of $200.0 million resulting in the reclassification of unrealized losses totaling $4.8 million from AOCI into earnings. The increase in the federal insurance premium was due mainly to the Bank utilizing an assessment credit from the FDIC during the prior year.

The Company's efficiency ratio was 56.91% for the current year compared to 50.74% for the prior year. The change in the efficiency ratio was due to lower net interest income and higher non-interest expense, partially offset by higher non-interest income. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A higher value indicates that the financial institution is generating revenue with a proportionally higher level of expense, relative to the net interest margin and non-interest income. Management continues to strive to control operating costs. The increase in the efficiency ratio in the current year related to higher non-interest expense was due primarily to the loss on the termination of interest rate swaps, which was a unique transaction during the current year, along with higher federal insurance premium expense as the Bank utilized an assessment credit from the FDIC during the prior year.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$96,028	$80,630	$15,398	19.1%
Income tax expense	19,946	16,090	3,856	24.0
Net income	$76,082	$64,540	$11,542	17.9

Effective Tax Rate	20.8%	20.0%

The increase in income tax expense was due primarily to higher pretax income in the current year, as well as a higher effective tax rate compared to the prior year. The effective tax rate was lower in the prior year due primarily to a discrete benefit recognized in the prior year related to certain previously acquired BOLI policies. Management anticipates the effective income tax rate for fiscal year 2022 will be approximately 21% to 22%, absent any tax law changes.

Comparison of Operating Results for the Years Ended September 30, 2020 and 2019
For this discussion, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Operating Results for the Years Ended September 30, 2020 and 2019" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Liquidity and Capital Resources

Liquidity refers to our ability to generate sufficient cash to fund ongoing operations, to repay maturing certificates of deposit and other deposit withdrawals, to repay maturing borrowings, and to fund loan commitments. Liquidity management is both a daily and long-term function of our business management. The Company's most available liquid assets are represented by cash and cash equivalents, AFS securities, and short-term investment securities. The Bank's primary sources of funds are deposits, FHLB borrowings, repayments and maturities of outstanding loans and MBS and other short-term investments, and funds provided by operations. The Bank's long-term borrowings primarily have been used to manage the Bank's interest rate risk with the intention to improve the earnings of the Bank while maintaining capital ratios in excess of regulatory standards for well-capitalized financial institutions. In addition, the Bank's focus on managing risk has provided additional liquidity capacity by maintaining a balance of MBS and investment securities available as collateral for borrowings.

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

In the event short-term liquidity needs exceed available cash, the Bank has access to a line of credit at FHLB and the FRB of Kansas City's discount window. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of Bank Call Report total assets without the pre-approval of FHLB senior management. The Bank's borrowing limit was 50% of Bank Call Report total assets during the current year, as approved by the president of FHLB. The amount that can be borrowed from the FRB of Kansas City's discount window is based upon the fair value of securities pledged as collateral and certain other characteristics of those securities. Management tests the Bank's access to the FRB of Kansas City's discount window annually with a nominal, overnight borrowing.

If management observes unusual trends in the amount and frequency of line of credit utilization and/or short-term borrowings, the Bank will likely utilize long-term wholesale borrowing sources such as FHLB advances and/or repurchase agreements to provide long-term, fixed-rate funding. The maturities of these long-term borrowings are generally staggered in order to mitigate the risk of a highly negative cash flow position at maturity. The Bank's internal policy limits total borrowings to 55% of total assets. At September 30, 2021, the Bank had total borrowings, at par, of $1.59 billion, or approximately 16% of total assets, all of which were FHLB advances.

The amount of FHLB borrowings outstanding at September 30, 2021 was $1.59 billion, of which $175.0 million were advances scheduled to mature in the next 12 months, all of which were one-year floating-rate FHLB advances tied to interest rate swaps. All FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB.

At September 30, 2021, the Bank had no repurchase agreements. The Bank may enter into repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to the total borrowings internal policy limit of 55% as discussed above.

The Bank could utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At September 30, 2021, the Bank had $1.68 billion of securities that were eligible but unused as collateral for borrowing or other liquidity needs.

The Bank has access to other sources of funds for liquidity purposes, such as brokered and public unit certificates of deposit. As of September 30, 2021, the Bank's policy allowed for combined brokered and public unit certificates of deposit up to 15% of total deposits. At September 30, 2021, the Bank did not have any brokered certificates of deposit and public unit certificates of deposit were approximately 3% of total deposits. The Bank had pledged securities with an estimated fair value of $264.9 million as collateral for public unit certificates of deposit at September 30, 2021. The securities pledged as collateral for public unit certificates of deposit are held under joint custody with FHLB and generally will be released upon deposit maturity.

At September 30, 2021, $1.66 billion of the Bank's certificate of deposit portfolio was scheduled to mature within the next 12 months, including $193.5 million of public unit certificates of deposit and $176.6 million of commercial certificates of deposit. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products of the Bank at prevailing rates, although no assurance can be given in this regard.  The same is anticipated for our commercial certificates of deposit; however, due to the nature of these funds, retention rates are not as predictable as for retail certificates of deposit. We also anticipate the majority of the maturing public unit certificates of deposit will be replaced with similar wholesale funding products, depending on availability and pricing.

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of customers. These financial instruments consist primarily of commitments to originate, purchase, or participate in loans or fund lines of credit. Additionally, the Company has investments in several low income housing partnerships and, under the terms of the agreements, the Company has a commitment to fund a specified amount that will be due in installments over the life of the agreements. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 6. Low Income Housing Partnerships and Note 12. Commitments and Contingencies" for additional information regarding these commitments.

While scheduled payments from the amortization of loans and MBS and payments on short-term investments are relatively predictable sources of funds, deposit flows, prepayments on loans and MBS, and calls of investment securities are greatly influenced by general interest rates, economic conditions, and competition, and are less predictable sources of funds. To the extent possible, the Bank manages the cash flows of its loan and deposit portfolios by the rates it offers customers. We anticipate we will continue to have sufficient funds, through the repayments and maturities of loans and securities, deposits and borrowings, to meet our current commitments.

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

The general objective of our interest rate risk management program is to determine and manage an appropriate level of interest rate risk while maximizing net interest income in a manner consistent with our policy to manage, to the extent practicable, the exposure of net interest income to changes in market interest rates. The Board of Directors and Asset and Liability Management Committee ("ALCO") regularly review the Bank's interest rate risk exposure by forecasting the impact of hypothetical, alternative interest rate environments on net interest income and the market value of portfolio equity ("MVPE") at various dates. In addition to the interest rate environments presented below, management reviews the impact of non-parallel rate shock scenarios on a quarterly basis. This analysis helps management quantify the Bank's exposure to changes in the shape of the yield curve.

General assumptions used by management to evaluate the sensitivity of our financial performance to changes in interest rates presented in the tables below are utilized in, and set forth under, the gap table and related notes. Although management finds these assumptions reasonable, the interest rate sensitivity of our assets and liabilities and the estimated effects of changes in interest rates on our net interest income and MVPE indicated in the below tables could vary substantially if different assumptions were used or actual experience differs from these assumptions. To illustrate this point, the projected cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities within the next 12 months as a percent of total assets ("one-year gap") is also provided for an up 200 basis point scenario, as of September 30, 2021.

Qualitative Disclosure about Market Risk

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

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$1,768,041	$1,769,152	$1,100,966	$2,451,152	$7,089,311
Securities(2)	441,934	512,654	638,319	415,549	2,008,456
Other interest-earning assets	24,347	—	—	—	24,347
Total interest-earning assets	2,234,322	2,281,806	1,739,285	2,866,701	9,122,114

Interest-bearing liabilities:
Non-maturity deposits(3)	1,166,875	442,353	376,637	1,943,493	3,929,358
Certificates of deposit	1,655,108	906,752	181,364	367	2,743,591
Borrowings(4)	76,446	618,036	653,236	279,495	1,627,213
Total interest-bearing liabilities	2,898,429	1,967,141	1,211,237	2,223,355	8,300,162

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(664,107)	$314,665	$528,048	$643,346	$821,952

Cumulative excess of interest-earning assets over
interest-bearing liabilities	$(664,107)	$(349,442)	$178,606	$821,952

Cumulative excess of interest-earning assets over interest-bearing liabilities as a percent of total Bank assets at:
September 30, 2021	(6.90)%	(3.63)%	1.85%	8.53%
September 30, 2020	4.58

Cumulative one-year gap - interest rates +200 bps at:
September 30, 2021	(13.40)
September 30, 2020	(6.44)

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
(2)MBS reflect projected prepayments at amortized cost. Investment securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of September 30, 2021, at amortized cost.
(3)Although the Bank's checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts is based on assumptions developed from our actual experiences with these accounts. If all of the Bank's checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $3.43 billion, for a cumulative one-year gap of (35.6)% of total assets.
(4)Borrowings exclude deferred prepayment penalty costs. Included in this line item are $365.0 million of FHLB adjustable-rate advances tied to interest rate swaps. The repricing for these liabilities is projected to occur at the maturity date of each interest rate swap.

At September 30, 2021, the Bank's gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $(664.1) million, or (6.9)% of total assets, compared to $436.4 million, or 4.6% of total assets, at September 30, 2020. The change in the one-year gap amount was due primarily to a decrease in the amount of assets projected to reprice as higher interest rates resulted in lower prepayment projections on the Bank's mortgage-related assets. In addition, the lower balance of cash at September 30, 2021 compared to September 30, 2020 resulted in a decrease in the assets repricing in the one-year horizon.

The majority of interest-earning assets anticipated to reprice in the coming year are repayments and prepayments on one- to four-family loans and MBS, both of which include the option to prepay without a fee being paid by the contract holder. The amount of interest-bearing liabilities expected to reprice in a given period is not typically impacted significantly by changes in interest rates, because the Bank's borrowings and certificate of deposit portfolios have contractual maturities and generally cannot be terminated early without a prepayment penalty. If interest rates were to increase 200 basis points, as of September 30, 2021, the Bank's one-year gap is projected to be $(1.29) billion, or (13.4)% of total assets. The change in the gap compared to when there is no change in rates is due to lower anticipated net cash flows primarily due to lower repayments on mortgage-related assets in the higher rate environment. This compares to a one-year gap of $(609.6) million, or (6.4)% of total assets, if interest rates were to have increased 200 basis points as of September 30, 2020.

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

Change	Net Interest Income At September 30,
(in Basis Points)	2021			2020
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
000 bp	$185,285	$—	—%	$183,596	$—	—%
+100 bp	190,060	4,775	2.58	188,084	4,488	2.44
+200 bp	191,998	6,713	3.62	188,417	4,821	2.63
+300 bp	192,590	7,305	3.94	186,441	2,845	1.55

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The net interest income projection was higher in the base case scenario at September 30, 2021 compared to September 30, 2020 due to a larger decrease in the projected interest expense than interest income compared to the prior year. This was caused by the decrease in the cost of the Bank's deposits and borrowings during the year, mostly offset by a decrease in the yield on loans receivable.

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

Change	Market Value of Portfolio Equity At September 30,
(in Basis Points)	2021			2020
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
000 bp	$1,451,795	$—	—%	$1,301,409	$—	—%
+100 bp	1,354,766	(97,029)	(6.68)	1,290,877	(10,532)	(0.81)
+200 bp	1,170,646	(281,149)	(19.37)	1,157,368	(144,041)	(11.07)
+300 bp	968,543	(483,252)	(33.29)	967,997	(333,412)	(25.62)

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The percentage change in the Bank's MVPE at September 30, 2021 and September 30, 2020 was negative in all scenarios. The negative impact to the Bank's MVPE is greater at September 30, 2021 compared to September 30, 2020 due primarily to an increase in the duration of the Bank's mortgage-related assets at September 30, 2021 compared to September 30, 2020, due in part to higher interest rates at September 30, 2021. As interest rates increase, borrowers have less economic incentive to refinance their mortgages and agency debt issuers have less economic incentive or opportunity to exercise their call options in order to issue new debt at lower interest rates, resulting in lower projected cash flows on these assets. As interest rates increase in the rising rate scenarios, repayments on mortgage-related assets are more likely to decrease and only be realized through significant changes in borrowers' lives such as divorce, death, job-related relocations, or other events as there is less economic incentive for borrowers to prepay their debt, resulting in an increase in the average life of mortgage-related assets. Similarly, call projections for the Bank's callable agency debentures decrease as interest rates rise, which results in cash flows related to these assets moving closer to the contractual maturity dates. The higher expected average lives of these assets, relative to the assumptions in the base case interest rate environment, increases the sensitivity of their market value to changes in interest rates. In addition, as mortgage loans are refinanced or endorsed to lower interest rates, their average lives also increase as further prepayments are expected to be diminished.
The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates for our interest-earning assets and interest-bearing liabilities as of September 30, 2021. Yields presented for interest-earning assets include the amortization of fees, costs, premiums and discounts, which are considered adjustments to the yield. The interest rate presented for term borrowings is the effective rate, which includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The WAL presented for term borrowings includes the effect of interest rate swaps.

	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Securities	2,014,608	1.16	3.9		21.8%
Loans receivable:
Fixed-rate one- to four-family	5,553,556	3.14	5.4	78.3%	60.2
Fixed-rate commercial	451,166	4.21	3.8	6.3	4.9
All other fixed-rate loans	53,793	3.73	6.4	0.8	0.6
Total fixed-rate loans	6,058,515	3.23	5.3	85.4	65.7
Adjustable-rate one- to four-family	579,647	2.46	4.0	8.2	6.3
Adjustable-rate commercial	378,202	4.12	7.2	5.3	4.1
All other adjustable-rate loans	79,709	4.25	2.5	1.1	0.8
Total adjustable-rate loans	1,037,558	3.20	5.1	14.6	11.2
Total loans receivable	7,096,073	3.23	5.2	100.0%	76.9
FHLB stock	73,421	5.21	2.9		0.8
Cash and cash equivalents	42,262	0.09	—		0.5
Total interest-earning assets	$9,226,364	2.78	4.9		100.0%

Non-maturity deposits	$3,853,805	0.11	5.9	58.4%	47.1%
Retail certificates of deposit	2,341,531	1.41	1.3	35.5	28.6
Commercial certificates of deposit	190,215	0.66	0.5	2.9	2.3
Public unit certificates of deposit	211,845	0.21	0.5	3.2	2.6
Total deposits	6,597,396	0.59	3.9	100.0%	80.6
Term borrowings	1,590,000	1.88	3.3		19.4
Total interest-bearing liabilities	$8,187,396	0.84	3.8		100.0%

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Capitol Federal Financial, Inc. and subsidiary

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Capitol Federal Financial, Inc. and subsidiary (the "Company") as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2021, of the Company and our report dated November 24, 2021, expressed an unqualified opinion on those financial statements.

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
November 24, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Capitol Federal Financial, Inc. and subsidiary

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Capitol Federal Financial, Inc. and subsidiary (the "Company") as of September 30, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended September 30, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 24, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Allowance for Credit Losses - Refer to Notes 1 and 4 to the financial statements

Critical Audit Matter Description

The allowance for credit losses (ACL) is a valuation amount that is deducted from the amortized cost basis of loans which represents management's current expectations of total expected credit losses included in the Company's loan portfolio as of the balance sheet date. In management's ACL model, average historical loss rates on loan pools with similar risk characteristics are compared to historical data and a correlation is estimated using regression analysis. Each quarter, the Company's ACL model pairs the results of the regression analysis with a third party provided economic forecast in order to project future loss rates for a reasonable and supportable time period before reverting back to long-term historical averages for each economic index. The forecast-adjusted loss rate is applied to the loans over their remaining contractual lives, adjusted for prepayments and curtailments. The ACL model generates aggregated estimated cash flows for the time period that remains in each loan's contractual life which are discounted back to the reporting date using each loan's effective yield, to arrive at a present value of future cash flows which is compared to the amortized cost basis of the loan pool to determine the amount of ACL necessary. Management evaluates qualitative factors not included in historical loss rates, macroeconomic forecasts, or other model inputs and/or other ACL processes, considering risks related to loan portfolio attributes and external factors and adjusts the modeled ACL as deemed appropriate based upon the assessment.

We identified the allowance for credit losses as a critical audit matter because of the significant estimates and assumptions required by management in determining qualitative factor adjustments. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our credit specialists, when performing audit procedures to evaluate the reasonableness of management's qualitative factor adjustments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the ACL model included the following, among others:
•We tested the effectiveness of controls over the Company's ACL model including those over the determination of the qualitative adjustments and management's review of the adequacy of the ACL.
•With the assistance of our credit specialists, we evaluated the appropriateness of the ACL model, evaluated data elements utilized in the ACL model such as portfolio segmentation into loan pools, forecast and reversion to mean time periods, and economic forecasts, and evaluated reasonableness of the use of qualitative adjustments to the outputs of the modeled ACL.
•We evaluated the qualitative adjustments including reasonableness and basis for the adjustments which include market and economic conditions and/or portfolio performance metrics.
•We evaluated the appropriateness and relevance of the data elements by comparing to relevant internal and external sources.
•We evaluated the magnitude and proportion of the overall allowance, including the directional consistency and magnitude of the qualitative adjustments.
•We reviewed independent economic statistics such as common macroeconomic indicators, as well as industry peers, and we used data analytics to identify changes in the loan portfolio to assess the completeness of management's qualitative adjustments.

/s/ Deloitte & Touche LLP

Kansas City, Missouri
November 24, 2021

We have served as the Company's auditor since 1974.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2021 and 2020 (Dollars in thousands, except per share amounts)

	2021	2020
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $24,289 and $172,430)	$42,262	$185,148
Available-for-sale ("AFS") securities, at estimated fair value (amortized cost of $2,008,456 and $1,529,605)	2,014,608	1,560,950
Loans receivable, net (allowance for credit losses ("ACL") of $19,823 and $31,527)	7,081,142	7,202,851
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	73,421	93,862
Premises and equipment, net	99,127	101,875
Other assets	320,686	342,532
TOTAL ASSETS	$9,631,246	$9,487,218

LIABILITIES:
Deposits	$6,597,396	$6,191,408
Borrowings	1,582,850	1,789,313
Advance payments by borrowers for taxes and insurance	72,729	65,721
Income taxes payable, net	918	795
Deferred income tax liabilities, net	5,810	8,180
Other liabilities	129,270	146,942
Total liabilities	8,388,973	8,202,359

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 138,832,284 and 138,956,296 shares issued and outstanding as of September 30, 2021 and 2020, respectively	1,388	1,389
Additional paid-in capital	1,189,633	1,189,853
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(31,387)	(33,040)
Retained earnings	98,944	143,162
Accumulated other comprehensive (loss) income ("AOCI"), net of tax	(16,305)	(16,505)
Total stockholders' equity	1,242,273	1,284,859
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,631,246	$9,487,218

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 2021, 2020, and 2019 (Dollars in thousands, except per share amounts)

	2021	2020	2019
INTEREST AND DIVIDEND INCOME:
Loans receivable	$229,897	$270,494	$284,229
Mortgage-backed securities ("MBS")	21,399	23,009	25,730
FHLB stock	3,916	5,827	7,823
Investment securities	2,825	4,467	6,366
Cash and cash equivalents	144	1,181	5,806
Total interest and dividend income	258,181	304,978	329,954
INTEREST EXPENSE:
Deposits	48,406	67,598	66,201
Borrowings	34,774	48,045	57,363
Total interest expense	83,180	115,643	123,564
NET INTEREST INCOME	175,001	189,335	206,390
PROVISION FOR CREDIT LOSSES	(8,510)	22,300	750
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	183,511	167,035	205,640
NON-INTEREST INCOME:
Deposit service fees	12,282	11,285	12,740
Gain on sale of Visa Class B shares	7,386	—	—
Insurance commissions	3,030	2,487	2,821
Other non-interest income	5,388	5,827	6,397
Total non-interest income	28,086	19,599	21,958
NON-INTEREST EXPENSE:
Salaries and employee benefits	56,002	52,996	53,145
Information technology and related expense	17,922	16,974	17,615
Occupancy, net	14,045	13,870	13,032
Regulatory and outside services	5,764	5,762	5,813
Advertising and promotional	5,133	4,889	5,244
Loss on interest rate swap termination	4,752	—	—
Deposit and loan transaction costs	2,761	2,890	2,478
Federal insurance premium	2,545	914	1,172
Office supplies and related expense	1,715	2,195	2,439
Other non-interest expense	4,930	5,514	6,006
Total non-interest expense	115,569	106,004	106,944
INCOME BEFORE INCOME TAX EXPENSE	96,028	80,630	120,654
INCOME TAX EXPENSE	19,946	16,090	26,411
NET INCOME	$76,082	$64,540	$94,243

Basic earnings per share ("EPS")	$0.56	$0.47	$0.68
Diluted EPS	$0.56	$0.47	$0.68

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED SEPTEMBER 30, 2021, 2020, and 2019 (Dollars in thousands)

	2021	2020	2019
Net income	$76,082	$64,540	$94,243
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on AFS securities arising during the period, net of taxes of $6,116, $(4,359), and $(3,468)	(19,077)	13,578	10,804
Unrealized gains on securities reclassified from held-to-maturity ("HTM") to AFS during the period, net of taxes of $0, $0, and $(750)	—	—	2,336
Changes in unrealized gains (losses) on cash flow hedges, net of taxes of $(6,153), $4,875, and $10,394	19,277	(15,184)	(32,379)
Comprehensive income	$76,282	$62,934	$75,004

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2021, 2020, and 2019 (Dollars in thousands, except per share amounts)

		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at September 30, 2018	$1,412	$1,207,644	$(36,343)	$214,569	$4,340	$1,391,622

Net income, fiscal year 2019				94,243		94,243
Other comprehensive loss, net of tax					(19,239)	(19,239)
Cumulative effect of adopting Accounting Standards Update ("ASU") 2014-09				394		394
ESOP activity		549	1,651			2,200
Restricted stock activity, net	1	(3)				(2)
Stock-based compensation		552				552
Stock options exercised	1	1,484				1,485
Cash dividends to stockholders ($0.98 per share)				(134,929)		(134,929)
Balance at September 30, 2019	1,414	1,210,226	(34,692)	174,277	(14,899)	1,336,326

Net income, fiscal year 2020				64,540		64,540
Cumulative effect of adopting ASU 2016-02				88		88
Other comprehensive loss, net of tax					(1,606)	(1,606)
ESOP activity		336	1,652			1,988
Restricted stock activity, net		(19)				(19)
Stock-based compensation		570				570
Repurchase of common stock	(26)	(21,897)		(1,881)		(23,804)
Stock options exercised	1	637				638
Cash dividends to stockholders ($0.68 per share)				(93,862)		(93,862)
Balance at September 30, 2020	1,389	1,189,853	(33,040)	143,162	(16,505)	1,284,859

Cumulative effect of adopting ASU 2016-13				(2,288)		(2,288)
Net income, fiscal year 2021				76,082		76,082
Other comprehensive income, net of tax					200	200
ESOP activity		383	1,653			2,036
Restricted stock activity, net		(16)				(16)
Stock-based compensation		496				496
Repurchase of common stock	(1)	(1,407)		(122)		(1,530)
Stock options exercised		324				324
Cash dividends to stockholders ($0.87 per share)				(117,890)		(117,890)
Balance at September 30, 2021	$1,388	$1,189,633	$(31,387)	$98,944	$(16,305)	$1,242,273

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2021, 2020, and 2019 (Dollars in thousands)

	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$76,082	$64,540	$94,243
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(3,916)	(5,827)	(7,823)
Provision for credit losses	(8,510)	22,300	750
Originations of loans receivable held-for-sale ("LHFS")	(1,780)	—	—
Proceeds from sales of LHFS	1,825	—	—
Amortization and accretion of premiums and discounts on securities	6,206	1,661	1,242
Depreciation and amortization of premises and equipment	9,372	9,133	9,143
Amortization of intangible assets	1,578	1,964	2,316
Amortization of deferred amounts related to FHLB advances, net	1,582	539	8
Common stock committed to be released for allocation - ESOP	2,036	1,988	2,200
Stock-based compensation	496	570	552
Provision for deferred income taxes	(1,668)	(5,588)	(361)
Gain on the sale of Visa Class B shares	(7,386)	—	—
Changes in:
Unrestricted cash collateral (provided to)/received from derivative counterparties, net	—	—	(9,970)
Other assets, net	12,751	9,105	6,220
Income taxes payable/receivable, net	105	774	2,173
Other liabilities	(14,306)	(8,231)	(19,746)
Net cash provided by operating activities	74,467	92,928	80,947

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(1,079,351)	(1,007,763)	(386,702)
Proceeds from calls, maturities and principal reductions of AFS securities	594,294	667,952	359,551
Proceeds from calls, maturities and principal reductions of HTM securities	—	—	165,336
Proceeds from the redemption of FHLB stock	25,386	10,421	197,054
Purchase of FHLB stock	(1,029)	—	(187,961)
Net change in loans receivable	132,800	191,359	95,358
Purchase of premises and equipment	(9,410)	(14,742)	(11,732)
Proceeds from sale of other real estate owned ("OREO")	194	993	2,053
Proceeds from the redemption of common equity securities related to the redemption of junior subordinated debentures	—	—	302
Proceeds from the sale of Visa Class B shares	7,386	—	—
Proceeds from sale of assets held-for-sale	2,619	—	—
Proceeds from bank-owned life insurance ("BOLI") death benefit	443	490	—
Net cash (used in) provided by investing activities	(326,668)	(151,290)	233,259

			(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2021, 2020, and 2019 (Dollars in thousands)

	2021	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(117,890)	(93,862)	(134,929)
Net change in deposits	405,988	609,541	(21,487)
Proceeds from borrowings	1,143,800	1,665,600	5,518,700
Repayments on borrowings	(1,346,800)	(2,112,600)	(5,563,752)
Change in advance payments by borrowers for taxes and insurance	7,008	35	422
Payment of FHLB prepayment penalties	(5,077)	(4,215)	—
Repurchase of common stock	(4,568)	(20,767)	—
Stock options exercised	324	638	1,485
Net cash provided by financing activities	82,785	44,370	(199,561)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	(169,416)	(13,992)	114,645

CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS:
Beginning of year	239,708	253,700	139,055
End of year	$70,292	$239,708	$253,700

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$13,057	$13,045	$17,779
Interest payments	$83,646	$118,610	$123,508

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Operating lease right-of-use assets obtained	$—	$16,841	$—
Operating lease liabilities obtained	$—	$16,726	$—
Transfer of HTM securities, at amortized cost, to AFS securities	$—	$—	$444,732

See accompanying notes to consolidated financial statements.			(Concluded)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, and 2019

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business - Capitol Federal Financial, Inc. (the "Company") provides a full range of retail banking services through its wholly-owned subsidiary, Capitol Federal Savings Bank (the "Bank"), a federal savings bank, which has 45 traditional and nine in-store banking offices serving primarily the metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia and Salina, Kansas and portions of the Kansas City metropolitan area. The Bank emphasizes mortgage lending, primarily originating and purchasing one- to four-family loans, and providing personal retail financial services, along with offering commercial banking and lending products. The Bank is subject to competition from other financial institutions and other companies that provide financial services.

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

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Cash, cash equivalents, restricted cash and restricted cash equivalents reported in the statement of cash flows include cash and cash equivalents of $42.3 million and $185.1 million at September 30, 2021 and 2020, respectively, and restricted cash and cash equivalents of $28.0 million and $54.6 million at September 30, 2021 and 2020, respectively, which was included in other assets on the consolidated balance sheet.  The restricted cash and cash equivalents relate to the collateral postings to/from the Bank's derivative counterparties associated with the Bank's interest rate swaps.  See additional discussion regarding the interest rate swaps in "Note 8. Deposits and Borrowed Funds."

Regulations of the Board of Governors of the Federal Reserve System ("FRB") have required federally chartered savings banks to maintain cash reserves against their transaction accounts. Required reserves were required to be maintained in the form of vault cash, an account at a Federal Reserve Bank, or a pass-through account as defined by the FRB. The amount of interest-earning deposits held at the Federal Reserve Bank of Kansas City ("FRB of Kansas City") as of September 30, 2021 and 2020 was $24.1 million and $172.2 million, respectively. In March 2020, the FRB eliminated reserve requirements for all depository institutions; thus, there was no reserve requirement in place at September 30, 2021 or 2020.

Securities - Securities include MBS and agency debentures issued primarily by United States Government-Sponsored Enterprises ("GSEs"), including Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and the Federal Home Loan Banks, United States Government agencies, including Government National Mortgage Association, and municipal bonds. Securities are classified as HTM, AFS, or trading based on management's intention for holding the securities on the date of purchase. Generally, classifications are made in response to liquidity needs, asset/liability management strategies, and the market interest rate environment at the time of purchase.

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

Securities that management has the intention and ability to hold to maturity are classified as HTM and reported at amortized cost. Such securities are adjusted for the amortization of premiums and discounts which are recognized as adjustments to interest income over the life of the securities using the level-yield method. At September 30, 2021 and 2020, the portfolio did not contain any securities classified as HTM.

Securities that management may sell if necessary for liquidity or asset management purposes are classified as AFS and reported at fair value, with unrealized gains and non-credit losses reported as a component of AOCI within stockholders' equity, net of deferred income taxes. The amortization of premiums and discounts are recognized as adjustments to interest income over the life of the securities using the level-yield method. Gains or losses on the disposition of AFS securities are recognized using the specific identification method. The Company primarily uses prices obtained from third-party pricing services to determine the fair value of securities. See additional discussion of fair value of AFS securities in "Note 14. Fair Value of Financial Instruments."

Securities that are purchased and held principally for resale in the near future are classified as trading securities and are reported at fair value, with unrealized gains and losses included in non-interest income in the consolidated statements of income. During the fiscal years ended September 30, 2021 and 2020, neither the Company nor the Bank maintained a trading securities portfolio.

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

Changes in the ACL on AFS debt securities are recorded as an increase or decrease in the provision for credit losses on the consolidated statements of income. Losses are charged against the ACL on securities when management believes the collectability of an AFS security is in doubt or when either of the conditions regarding intent or requirement to sell is met. Interest accrued on AFS debt securities but not received is also reversed against interest income. As of October 1, 2020 and September 30, 2021, the Company did not identify any credit losses related to the Company's AFS debt securities so there was no ACL on AFS debt securities as of those dates.

Loans Receivable - Loans receivable that management has the intention and ability to hold for the foreseeable future are carried at amortized cost, excluding accrued interest. Amortized cost is the amount of unpaid principal, net of undisbursed loan funds, unamortized premiums and discounts, and deferred loan origination fees and costs. Net loan origination fees and costs, and premiums and discounts are amortized as yield adjustments to interest income using the level-yield method. Loans are presented on the consolidated balance sheet net of ACL on loans.

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

Allowance for Credit Losses on Loans Receivable - The ACL is a valuation amount that is deducted from the amortized cost basis of loans. It represents management's current expectations of total expected credit losses included in the Company's loan portfolio as of the balance sheet date and is determined using relevant information about past events, including historical credit loss experience on loans with similar risk characteristics, current conditions, and reasonable and supportable forecasts, along with the application of qualitative factors when necessary. The ACL is recorded upon origination or purchase of a loan and is updated at subsequent reporting dates. Changes in the ACL are recorded through increases or decreases to the provision for credit losses in the consolidated statements of income. The ACL is an estimate that requires significant judgment including projections of the macroeconomic environment as of a point in time. The macroeconomic environment continuously changes, which can cause fluctuations in estimated expected losses.

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

Premises, Equipment, and Leases - Land is carried at cost. Buildings, leasehold improvements, and furniture, fixtures and equipment are carried at cost less accumulated depreciation and leasehold amortization. Buildings, furniture, fixtures and equipment are depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective leases. The costs for major improvements and renovations are capitalized, while maintenance, repairs and minor improvements are charged to operating expenses as incurred. Gains and losses on dispositions are recorded as non-interest income or non-interest expense as incurred.

The Company leases real estate property for branches, ATMs, and certain equipment. All of the leases in which the Company is the lessee are classified as operating leases. The Company determines if an arrangement is a lease at inception and if the lease is an operating lease or a finance lease.

Operating lease right-of-use assets represent the Company's right to use an underlying asset during the lease term and operating lease liabilities represent the Company's obligation to make lease payments arising from the lease. The right-of-use assets associated with operating leases are recorded in other assets in the Company's consolidated balance sheets. The lease liabilities associated with operating leases are included in other liabilities on the consolidated balance sheets. The period over which the right-of-use asset is amortized is generally the lesser of the expected remaining term or the remaining useful life of the leased asset. The lease liability is decreased as periodic lease payments are made. The Company performs impairment assessments for right-of-use assets when events or changes in circumstances indicate that their carrying values may not be recoverable.

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

Other Assets - Included in other assets on the consolidated balance sheet are the Company's intangible assets, which consist of goodwill, deposit intangibles and other intangibles.

Goodwill is assessed for impairment on an annual basis, or more frequently in certain circumstances. The test for impairment is performed by comparing the fair value of the reporting unit with its carrying amount.  If the fair value is determined to be less than the carrying amount, an impairment is recorded.

The Company's intangible assets primarily relate to core deposits. These intangible assets are amortized based upon the expected economic benefit over an estimated life determined at the time of acquisition and are tested for impairment whenever events or circumstances change.

Interest Rate Swaps - The Company uses interest rate swaps as part of its interest rate risk management strategy to hedge the variable cash outflows associated with certain borrowings. Interest rate swaps are carried at fair value in the Company's consolidated financial statements. For interest rate swaps that are designated and qualify as cash flow hedges, the effective portion of changes in the fair value of such agreements are recorded in AOCI and are subsequently reclassified into interest expense in the period that interest on the borrowings affects earnings. The ineffective portion of the change in fair value of the interest rate swap is recognized directly in earnings. Effectiveness is assessed using regression analysis. At the inception of a hedge, the Company documents certain items, including the relationship between the hedging instrument and the hedged item, the risk management objective and the nature of the risk being hedged, a description of how effectiveness will be measured and an evaluation of hedged transaction effectiveness.

Income Taxes - The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred income tax expense (benefit) represents the change in deferred income tax assets and liabilities excluding the tax effects of the change in net unrealized gain (loss) on AFS securities and interest rate swaps. Income tax related penalties and interest, if any, are included in income tax expense in the consolidated statements of income.

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

Accounting Standards Codification ("ASC") Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position taken, or expected to be taken, in a tax return. Interest and penalties related to unrecognized tax benefits are recognized in income tax expense in the consolidated statements of income. Accrued interest and penalties related to unrecognized tax benefits are included within the related tax liabilities line in the consolidated balance sheet.

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

Revenue Recognition - Non-interest income within the scope of ASC Topic 606 is recognized by the Company when performance obligations, under the terms of the contract, are satisfied. This income is measured as the amount of consideration expected to be received in exchange for the providing of services. The majority of the Company's applicable non-interest income continues to be recognized at the time when services are provided to its customers. See "Note 16. Revenue Recognition" for additional information.

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

The Company elected the practical expedient to exclude accrued interest receivable from the amortized cost of financing receivables and AFS debt securities. Accrued interest totaled $18.7 million and $2.9 million at September 30, 2021 for loans receivable and AFS securities, respectively, and was included in other assets on the consolidated balance sheet. Additionally, an election was made not to measure ACL for accrued interest receivables.

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

	For the Year Ended September 30,
	2021	2020	2019
	(Dollars in thousands, except per share amounts)
Net income	$76,082	$64,540	$94,243
Income allocated to participating securities	(50)	(52)	(55)
Net income available to common stockholders	$76,032	$64,488	$94,188

Average common shares outstanding	135,418,774	137,834,304	137,614,465
Average committed ESOP shares outstanding	62,458	62,400	62,458
Total basic average common shares outstanding	135,481,232	137,896,704	137,676,923

Effect of dilutive stock options	14,363	4,484	58,478

Total diluted average common shares outstanding	135,495,595	137,901,188	137,735,401

Net EPS:
Basic	$0.56	$0.47	$0.68
Diluted	$0.56	$0.47	$0.68

Antidilutive stock options, excluded from the diluted average
common shares outstanding calculation	206,284	437,731	470,938

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS securities at the dates presented. The majority of the MBS and investment securities portfolios are composed of securities issued by GSEs.

	September 30, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$1,484,211	$18,690	$8,908	$1,493,993
GSE debentures	519,971	—	3,645	516,326
Municipal bonds	4,274	15	—	4,289
	$2,008,456	$18,705	$12,553	$2,014,608

	September 30, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$1,149,922	$31,212	$331	$1,180,803
GSE debentures	369,967	414	41	370,340
Municipal bonds	9,716	91	—	9,807
	$1,529,605	$31,717	$372	$1,560,950

The following tables summarize the estimated fair value and gross unrealized losses of those AFS securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	September 30, 2021
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$881,975	$8,843	$10,612	$65
GSE debentures	516,325	3,645	—	—
Municipal bonds	—	—	—	—
	$1,398,300	$12,488	$10,612	$65

	September 30, 2020
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$207,071	$330	$118	$1
GSE debentures	74,959	41	—	—
Municipal bonds	—	—	—	—
	$282,030	$371	$118	$1

The unrealized losses at September 30, 2021 were a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management did not record ACL on securities in an unrealized loss position at September 30, 2021 because scheduled coupon payments have been made, management anticipates that the entire principal balance will be collected as scheduled, and neither does the Company intend to sell the securities, nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity.
The amortized cost and estimated fair value of AFS debt securities as of September 30, 2021, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without penalty. For this reason, MBS are not included in the maturity categories.

	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
One year or less	$4,064	$4,079
One year through five years	495,181	491,685
Five years through ten years	25,000	24,851
	524,245	520,615
MBS	1,484,211	1,493,993
	$2,008,456	$2,014,608

The following table presents the taxable and non-taxable components of interest income on investment securities for the periods presented.

	For the Year Ended September 30,
	2021	2020	2019
	(Dollars in thousands)
Taxable	$2,710	$4,242	$6,020
Non-taxable	115	225	346
	$2,825	$4,467	$6,366

The following table summarizes the carrying value of securities pledged as collateral for the obligations indicated below as of the dates presented.

	September 30,
	2021	2020
	(Dollars in thousands)
Public unit deposits	$264,885	$330,986
FRB of Kansas City	64,707	259,851
Commercial deposits	66,256	—
	$395,848	$590,837

During fiscal year 2021, the Company sold its Visa Class B shares. The proceeds and realized gain related to the sale of the Visa Class B shares were each $7.4 million. All other dispositions of securities during fiscal years 2021, 2020, and 2019 were the result of principal repayments, calls, or maturities.

4. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at September 30, 2021 and 2020 is summarized as follows:

	2021	2020
	(Dollars in thousands)
One- to four-family:
Originated	$3,956,064	$3,937,310
Correspondent purchased	2,003,477	2,101,082
Bulk purchased	173,662	208,427
Construction	39,142	34,593
Total	6,172,345	6,281,412
Commercial:
Commercial real estate	676,908	626,588
Commercial and industrial	66,497	97,614
Construction	85,963	105,458
Total	829,368	829,660
Consumer:
Home equity	86,274	103,838
Other	8,086	10,086
Total	94,360	113,924

Total loans receivable	7,096,073	7,224,996

Less:
ACL	19,823	31,527
Discounts/unearned loan fees	29,556	29,190
Premiums/deferred costs	(34,448)	(38,572)
	$7,081,142	$7,202,851

As of September 30, 2021 and 2020, the Bank serviced loans for others aggregating $63.4 million and $87.2 million, respectively. Such loans are not included in the accompanying consolidated balance sheets. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income includes servicing fees withheld from investors and certain charges collected from borrowers, such as late payment fees. The Bank held borrowers' escrow balances on loans serviced for others of $1.4 million and $1.7 million as of September 30, 2021 and 2020, respectively.

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

The Bank's commercial and industrial loans are generally made in the Bank's market areas and are underwritten on the basis of the borrower's ability to service the debt from income. With the exception of Paycheck Protection Program loans, which are unsecured but are generally guaranteed by the U.S. Small Business Administration, working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets. In general, commercial and industrial loans involve more credit risk than commercial real estate loans due to the type of collateral securing these loans. As a result of these additional complexities, variables and risks, these loans require more thorough underwriting and servicing than other types of loans.

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

Credit Quality Indicators - Based on the Bank's lending emphasis and underwriting standards, management has segmented the loan portfolio into three segments: (1) one- to four-family; (2) consumer; and (3) commercial. See discussion regarding the credit risks for these loan segments in "Note 1. Summary of Significant Accounting Policies - Allowance for Credit Losses on Loans Receivable." These segments are further divided into classes for purposes of providing disaggregated credit quality information about the loan portfolio. The classes are: one- to four-family - originated, one- to four-family - correspondent purchased, one- to four-family - bulk purchased, consumer - home equity, consumer - other, commercial - commercial real estate, and commercial - commercial and industrial. One- to four-family construction loans are included in the originated class and commercial construction loans are included in the commercial real estate class. As part of the on-going monitoring of the credit quality of the Company's loan portfolio, management tracks certain credit quality indicators including trends related to loan classification and delinquency status.

Loan Classification - In accordance with the Bank's asset classification policy, management regularly reviews the problem loans in the Bank's portfolio to determine whether any loans require classification. Loan classifications are defined as follows:

•Special mention - These loans are performing loans on which known information about the collateral pledged or the possible credit problems of the borrower(s) have caused management to have doubts as to the ability of the borrower(s) to comply with present loan repayment terms and which may result in the future inclusion of such loans in the nonaccrual loan categories.
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

The following table sets forth, as of September 30, 2021, the amortized cost of loans by class of financing receivable, year of origination or most recent credit decision, and loan classification. All revolving lines of credit are presented separately, regardless of origination year. Loans classified as doubtful or loss are individually evaluated for loss. At September 30, 2021, there were no loans classified as doubtful, and all loans classified as loss were fully charged-off. In the table below, certain commercial loans are presented in the "Current Fiscal Year" column and are reported as special mention or substandard. These loans were generally first originated in prior years but were renewed or modified in the current year.

	September 30, 2021
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving
	Fiscal	Year	Year	Year	Year	Prior	Line of
	Year	2020	2019	2018	2017	Years	Credit	Total
	(Dollars in thousands)
One- to four-family:
Originated
Pass	$958,080	$705,561	$326,156	$250,846	$281,104	$1,434,455	$—	$3,956,202
Special Mention	402	443	501	678	237	7,805	—	10,066
Substandard	—	966	867	51	192	11,192	—	13,268
Correspondent purchased
Pass	630,977	334,042	88,057	136,572	162,938	664,530	—	2,017,116
Special Mention	760	—	356	—	—	3,160	—	4,276
Substandard	—	—	169	504	—	4,527	—	5,200
Bulk purchased
Pass	—	—	—	—	—	169,519	—	169,519
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	4,848	—	4,848
	1,590,219	1,041,012	416,106	388,651	444,471	2,300,036	—	6,180,495
Commercial:
Commercial real estate
Pass	272,329	149,244	94,972	61,214	38,962	35,591	5,231	657,543
Special Mention	50,352	—	—	—	—	49,369	—	99,721
Substandard	810	627	225	669	—	34	—	2,365
Commercial and industrial
Pass	32,651	10,168	6,988	2,213	1,155	595	11,709	65,479
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	86	48	—	765	899
	356,142	160,039	102,185	64,182	40,165	85,589	17,705	826,007
Consumer:
Home equity
Pass	3,295	2,218	1,428	1,563	536	2,473	74,036	85,549
Special Mention	—	—	37	12	—	—	82	131
Substandard	—	60	—	—	—	9	636	705
Other
Pass	3,491	1,631	1,086	944	465	105	339	8,061
Special Mention	—	—	4	—	—	—	—	4
Substandard	—	3	6	1	3	—	—	13
	6,786	3,912	2,561	2,520	1,004	2,587	75,093	94,463

Total	$1,953,147	$1,204,963	$520,852	$455,353	$485,640	$2,388,212	$92,798	$7,100,965

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

Delinquency Status - The following table sets forth, as of September 30, 2021, the amortized cost of current loans, loans 30 to 89 days delinquent, and loans 90 or more days delinquent or in foreclosure ("90+/FC"), by class of financing receivable and year of origination or most recent credit decision. All revolving lines of credit are presented separately, regardless of origination year.

	September 30, 2021
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving
	Fiscal	Year	Year	Year	Year	Prior	Line of
	Year	2020	2019	2018	2017	Years	Credit	Total
	(Dollars in thousands)
One- to four-family:
Originated
Current	$958,482	$706,970	$327,408	$251,524	$281,341	$1,445,992	$—	$3,971,717
30-89	—	—	—	51	—	4,091	—	4,142
90+/FC	—	—	116	—	192	3,369	—	3,677
Correspondent purchased
Current	630,977	334,042	88,413	136,572	162,017	668,685	—	2,020,706
30-89	760	—	—	—	921	948	—	2,629
90+/FC	—	—	169	504	—	2,584	—	3,257
Bulk purchased
Current	—	—	—	—	—	170,809	—	170,809
30-89	—	—	—	—	—	555	—	555
90+/FC	—	—	—	—	—	3,003	—	3,003
	1,590,219	1,041,012	416,106	388,651	444,471	2,300,036	—	6,180,495
Commercial:
Commercial real estate
Current	323,491	149,244	94,972	61,651	38,962	84,957	5,231	758,508
30-89	—	—	—	—	—	37	—	37
90+/FC	—	627	225	232	—	—	—	1,084
Commercial and industrial
Current	32,651	10,168	6,988	2,212	1,155	595	12,474	66,243
30-89	—	—	—	—	—	—	—	—
90+/FC	—	—	—	87	48	—	—	135
	356,142	160,039	102,185	64,182	40,165	85,589	17,705	826,007
Consumer:
Home equity
Current	3,295	2,218	1,465	1,575	536	2,357	73,958	85,404
30-89	—	—	—	—	—	121	375	496
90+/FC	—	60	—	—	—	4	421	485
Other
Current	3,491	1,631	1,088	944	465	105	339	8,063
30-89	—	—	2	—	—	—	—	2
90+/FC	—	3	6	1	3	—	—	13
	6,786	3,912	2,561	2,520	1,004	2,587	75,093	94,463

Total	$1,953,147	$1,204,963	$520,852	$455,353	$485,640	$2,388,212	$92,798	$7,100,965

Delinquent and Nonaccrual Loans - The following tables present the amortized cost at September 30, 2021 and, prior to the adoption of CECL, the recorded investment, which is identical to amortized cost, at September 30, 2020, by class, of loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total. At September 30, 2021 and 2020, all loans 90 or more days delinquent were on nonaccrual status.

	September 30, 2021
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Amortized
	Delinquent	in Foreclosure	Loans	Loans	Cost
	(Dollars in thousands)
One- to four-family:
Originated	$4,142	$3,677	$7,819	$3,971,717	$3,979,536
Correspondent purchased	2,629	3,257	5,886	2,020,706	2,026,592
Bulk purchased	555	3,003	3,558	170,809	174,367
Commercial:
Commercial real estate	37	1,084	1,121	758,508	759,629
Commercial and industrial	—	135	135	66,243	66,378
Consumer:
Home equity	496	485	981	85,404	86,385
Other	2	13	15	8,063	8,078
	$7,861	$11,654	$19,515	$7,081,450	$7,100,965

	September 30, 2020
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Recorded
	Delinquent	in Foreclosure	Loans	Loans	Investment
	(Dollars in thousands)
One- to four-family:
Originated	$3,001	$4,347	$7,348	$3,950,387	$3,957,735
Correspondent purchased	3,170	2,433	5,603	2,122,085	2,127,688
Bulk purchased	2,558	2,938	5,496	203,844	209,340
Commercial:
Commercial real estate	40	1,206	1,246	728,191	729,437
Commercial and industrial	5	157	162	96,124	96,286
Consumer:
Home equity	323	296	619	103,210	103,829
Other	75	8	83	9,980	10,063
	$9,172	$11,385	$20,557	$7,213,821	$7,234,378

The amortized cost of mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of September 30, 2021 and 2020 was $799 thousand and $1.5 million, respectively, which is included in loans 90 or more days delinquent or in foreclosure in the tables above.   The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure was $170 thousand at September 30, 2021 and $183 thousand at September 30, 2020.

The following table presents the amortized cost at September 30, 2021 and, prior to the adoption of CECL, the recorded investment at September 30, 2020, by class, of loans classified as nonaccrual. Additionally, the amortized cost of nonaccrual loans that had no related ACL is presented as of September 30, 2021, all of which were individually evaluated for loss and any identified losses have been charged off.

	September 30, 2021		September 30, 2020
	Nonaccrual Loans	Nonaccrual Loans with No ACL	Nonaccrual Loans
	(Dollars in thousands)
One- to four-family:
Originated	$4,965	$2,237	$5,037
Correspondent purchased	3,257	307	2,433
Bulk purchased	3,134	1,564	2,938
Commercial:
Commercial real estate	1,496	485	1,663
Commercial and industrial	134	86	157
Consumer:
Home equity	494	84	305
Other	13	—	8
	$13,493	$4,763	$12,541

TDRs - The following tables present the amortized cost for the current year and, prior to the adoption of CECL, the recorded investment for prior years, prior to restructuring and immediately after restructuring in all loans restructured during the years presented. These tables do not reflect the amortized cost at the end of the periods indicated. Any increase in the amortized cost at the time of the restructuring was generally due to the capitalization of delinquent interest and/or escrow balances.

For the Year Ended September 30, 2021
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
(Dollars in thousands)
One- to four-family:
Originated	7	$1,685	$1,576
Correspondent purchased	—	—	—
Bulk purchased	—	—	—
Commercial:
Commercial real estate	—	—	—
Commercial and industrial	—	—	—
Consumer:
Home equity	—	—	—
Other	—	—	—
	7	$1,685	$1,576

	For the Year Ended September 30, 2020
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family:
Originated	5	$241	$242
Correspondent purchased	1	192	191
Bulk purchased	1	75	134
Commercial:
Commercial real estate	1	837	837
Commercial and industrial	1	1,683	1,709
Consumer:
Home equity	2	45	44
Other	—	—	—
	11	$3,073	$3,157

For the Year Ended September 30, 2019
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
(Dollars in thousands)
One- to four-family:
Originated	3	$385	$386
Correspondent purchased	—	—	—
Bulk purchased	2	377	377
Commercial:
Commercial real estate	—	—	—
Commercial and industrial	—	—	—
Consumer:
Home equity	—	—	—
Other	—	—	—
	5	$762	$763
The following table provides information on TDRs that became delinquent during the periods presented within 12 months after being restructured.

	For the Year Ended
	September 30, 2021		September 30, 2020		September 30, 2019
	Number of	Amortized	Number of	Recorded	Number of	Recorded
	Contracts	Cost	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
One- to four-family:
Originated	—	$—	1	$38	1	$45
Correspondent purchased	—	—	—	—	—	—
Bulk purchased	—	—	1	134	—	—
Commercial:
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer:
Home equity	—	—	1	9	—	—
Other	—	—	—	—	—	—
	—	$—	3	$181	1	$45

Impaired Loans - The following information pertains to impaired loans, by class, as of September 30, 2020 (prior to the adoption of CECL). Prior to the adoption of CECL, a loan was considered impaired when, based on current information and events, it was probable that the Bank would be unable to collect all amounts due, including principal and interest, according to the original contractual terms of the loan agreement.

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	ACL
	(Dollars in thousands)
With no related allowance recorded
One- to four-family:
Originated	$12,385	$12,813	$—
Correspondent purchased	1,955	2,058	—
Bulk purchased	3,843	4,302	—
Commercial:
Commercial real estate	1,052	1,379	—
Commercial and industrial	99	244	—
Consumer:
Home equity	280	360	—
Other	—	45	—
	19,614	21,201	—
With an allowance recorded
One- to four-family:
Originated	—	—	—
Correspondent purchased	—	—	—
Bulk purchased	—	—	—
Commercial:
Commercial real estate	660	660	83
Commercial and industrial	1,269	1,268	240
Consumer:
Home equity	—	—	—
Other	—	—	—
	1,929	1,928	323
Total
One- to four-family:
Originated	$12,385	$12,813	—
Correspondent purchased	1,955	2,058	—
Bulk purchased	3,843	4,302	—
Commercial:
Commercial real estate	1,712	2,039	83
Commercial and industrial	1,368	1,512	240
Consumer:
Home equity	280	360	—
Other	—	45	—
	$21,543	$23,129	$323

The following information pertains to impaired loans, by class, for the periods presented (prior to the adoption of CECL).

	For the Year Ended
	September 30, 2020		September 30, 2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
With no related allowance recorded
One- to four-family:
Originated	$13,918	$606	$16,030	$671
Correspondent purchased	1,878	73	2,071	82
Bulk purchased	4,720	179	5,257	180
Commercial:
Commercial real estate	725	15	—	—
Commercial and industrial	41	—	5	—
Consumer:
Home equity	318	20	417	28
Other	—	—	—	—
	21,600	893	23,780	961
With an allowance recorded
One- to four-family:
Originated	—	—	—	—
Correspondent purchased	—	—	—	—
Bulk purchased	—	—	—	—
Commercial:
Commercial real estate	51	—	—	—
Commercial and industrial	1,413	91	—	—
Consumer:
Home equity	—	—	—	—
Other	—	—	—	—
	1,464	91	—	—
Total
One- to four-family:
Originated	13,918	606	16,030	671
Correspondent purchased	1,878	73	2,071	82
Bulk purchased	4,720	179	5,257	180
Commercial:
Commercial real estate	776	15	—	—
Commercial and industrial	1,454	91	5	—
Consumer:
Home equity	318	20	417	28
Other	—	—	—	—
	$23,064	$984	$23,780	$961

Allowance for Credit Losses - The following is a summary of ACL activity, by loan portfolio segment, for the periods presented. Activity during fiscal years 2020 and 2019 occurred prior to the adoption of CECL.

	For the Year Ended September 30, 2021
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$6,085	$2,691	$467	$9,243	$21,800	$484	$31,527
Adoption of CECL	(4,452)	(367)	436	(4,383)	(193)	(185)	(4,761)
Balance at October 1, 2020	1,633	2,324	903	4,860	21,607	299	26,766
Charge-offs	(164)	—	(21)	(185)	(515)	(15)	(715)
Recoveries	144	—	—	144	50	43	237
Provision for credit losses	(1)	(262)	(578)	(841)	(5,490)	(134)	(6,465)
Ending balance	$1,612	$2,062	$304	$3,978	$15,652	$193	$19,823

	For the Year Ended September 30, 2020
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,000	$1,203	$687	$3,890	$5,171	$165	$9,226
Charge-offs	(64)	—	—	(64)	(349)	(30)	(443)
Recoveries	41	—	265	306	110	28	444
Provision for credit losses	4,108	1,488	(485)	5,111	16,868	321	22,300
Ending balance	$6,085	$2,691	$467	$9,243	$21,800	$484	$31,527

	For the Year Ended September 30, 2019
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,953	$1,861	$925	$5,739	$2,556	$168	$8,463
Charge-offs	(75)	—	(26)	(101)	(124)	(37)	(262)
Recoveries	22	—	106	128	49	98	275
Provision for credit losses	(900)	(658)	(318)	(1,876)	2,690	(64)	750
Ending balance	$2,000	$1,203	$687	$3,890	$5,171	$165	$9,226

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

The key assumptions in the Company's ACL model at September 30, 2021 include the economic forecast, the forecast and reversion to mean time periods, and prepayment and curtailment assumptions. Management also considered certain qualitative factors when evaluating the adequacy of the ACL at September 30, 2021. The key assumptions utilized in estimating the Company's ACL at September 30, 2021 are discussed below.
•Economic Forecast - Management considered several economic forecasts provided by a third party and selected the economic forecast believed to be the most appropriate considering the facts and circumstances at September 30, 2021. The forecasted economic indices applied to the model at September 30, 2021 were the national unemployment rate, changes in commercial real estate price index, changes in home values, and changes in the U.S. gross domestic product. The economic index most impactful to all loan pools within the model at September 30, 2021 was the national unemployment rate. The forecast national unemployment rate in the economic scenario selected by management at September 30, 2021 had the national unemployment rate gradually declining to 3.4% at September 30, 2022 which was the end of our four-quarter forecast time period.
•Forecast and reversion to mean time period - The forecasted time period and the reversion to mean time period were each four quarters for all of the economic indices at September 30, 2021.
•Prepayment and curtailment assumptions - The assumptions used at September 30, 2021 were generally based on actual historical prepayment and curtailment speeds for each respective loan pool in the model.
•Qualitative factors - The qualitative factors applied by management at September 30, 2021 included the following:
◦The balance and trending of large-dollar special mention commercial loans;
◦The economic uncertainties related to (1) the job market, specifically the unemployment rate and labor participation rate and how the significant federal aid may be impacting those measures and the true state of the financial position of borrowers and (2) the unevenness of the recovery in certain industries; and
◦COVID-19 loan modifications related to commercial real estate loans.

The decrease in ACL at September 30, 2021 compared to October 1, 2020 (CECL adoption date) was primarily a result of a negative provision for credit losses of $6.5 million. The negative provision for credit losses was due primarily to a reduction in the commercial loan ACL related to improvements in forecasted economic conditions since CECL adoption, partially offset by an increase in commercial loan qualitative factors as discussed above.

Reserve for Off-Balance Sheet Credit Exposures - The following is a summary of the changes in reserve for off-balance sheet credit exposures during the period indicated. The negative provision for credit losses was due primarily to a reduction in the commercial loan reserves related to improvements in forecasted economic conditions since CECL adoption.

For the Year Ended September 30, 2021
(Dollars in thousands)
Beginning balance	$—
Adoption of CECL	7,788
Balance at October 1, 2020	7,788
Provision for credit losses	(2,045)
Ending balance	$5,743

5. PREMISES, EQUIPMENT AND LEASES
A summary of the net carrying value of premises and equipment at September 30, 2021 and 2020 was as follows:

	2021	2020
	(Dollars in thousands)
Land	$15,706	$16,566
Building and improvements	120,065	116,595
Furniture, fixtures and equipment	57,129	57,504
	192,900	190,665
Less accumulated depreciation	93,773	88,790
	$99,127	$101,875

During the current year, management decided to relocate one of the Bank's branches. As a result, the Company classified as held-for-sale and subsequently sold the property where the branch was previously located. The sale of this property resulted in a loss of $940 thousand, which was included in other non-interest expense on the consolidated statements of income.

The Company leases real estate property for branches, ATMs, and certain equipment. These leases have remaining terms that range from one year to 46 years, some of which include exercising renewal options that the Company considers to be reasonably certain. As of September 30, 2021, a right-of-use asset of $12.7 million was included in other assets and a lease liability of $12.8 million was included in other liabilities on the consolidated balance sheets.

As of September 30, 2021, for the Company's operating leases, the weighted average remaining lease term was 21.8 years and the weighted average discount rate was 2.51%.

The following table presents lease expenses and supplemental cash flow information related to the Company's leases for the years indicated.

	For the Year Ended September 30,
	2021	2020
	(Dollars in thousands)
Operating lease expense	$1,404	$1,511
Variable lease expense	176	201
Short-term lease expense	2	17
Cash paid for amounts included in the measurement of lease liabilities	1,301	1,357

The following table presents future minimum payments, rounded to the nearest thousand, for operating leases with initial or remaining terms in excess of one year as of September 30, 2021 (dollars in thousands):

Fiscal year 2022	$1,210
Fiscal year 2023	1,224
Fiscal year 2024	993
Fiscal year 2025	759
Fiscal year 2026	711
Thereafter	13,477
Total future minimum lease payments	18,374
Amounts representing interest	(5,552)
Present value of net future minimum lease payments	$12,822

6. LOW INCOME HOUSING PARTNERSHIPS
The Bank's investment in low income housing partnerships, which is included in other assets in the consolidated balance sheets, was $101.2 million and $89.7 million at September 30, 2021 and 2020, respectively.  The Bank's obligations related to unfunded commitments, which are included in other liabilities in the consolidated balance sheets, were $51.6 million and $44.5 million at September 30, 2021 and 2020, respectively. The majority of the commitments at September 30, 2021 are projected to be funded through the end of calendar year 2023.

For fiscal year 2021, the net income tax benefit associated with these investments, which consists of proportional amortization expense and affordable housing tax credits and other related tax benefits, was reported in income tax expense in the consolidated statements of income. The amount of proportional amortization expense recognized during fiscal years 2021, 2020 and 2019 was $8.4 million, $7.9 million and $6.8 million, respectively, and the amount of affordable housing tax credits and other related tax benefits was $10.5 million, $9.8 million and $8.6 million, respectively, resulting in a net income tax benefit of $2.1 million, $1.9 million and $1.8 million, respectively. There were no impairment losses during fiscal years 2021, 2020, or 2019 resulting from the forfeiture or ineligibility of tax credits or other circumstances.

7. INTANGIBLE ASSETS
The Company recognized goodwill of $8.0 million associated with an acquisition in 2018. The goodwill was calculated as the consideration exchanged in excess of the fair value of assets, net of the fair value of liabilities assumed. Certain purchase accounting adjustments were applied during the measurement period in fiscal year 2019, resulting in a $1.3 million increase in goodwill associated with the acquisition. The Company also recognized $10.1 million of other intangible assets in conjunction with the acquisition which is largely composed of core deposit intangibles. These other intangible assets are being amortized over their estimated lives, which management determined to be 8.0 years at the time of acquisition.

Changes in the carrying amount of the Company's intangible assets, which are included in other assets on the consolidated balance sheet, are presented in the following table.

		Core Deposit and
	Goodwill	Other Intangibles
	(Dollars in thousands)
Balance at September 30, 2018	$7,989	$9,819
Purchase accounting adjustments	1,335	—
Less: Amortization	—	(2,316)
Balance at September 30, 2019	9,324	7,503
Less: Amortization	—	(1,964)
Balance at September 30, 2020	9,324	5,539
Less: Amortization	—	(1,578)
Balance at September 30, 2021	$9,324	$3,961

As of September 30, 2021, there was no impairment recorded on goodwill or other intangible assets.

The estimated amortization expense for the next five years related to the core deposit and other intangible assets as of September 30, 2021 is presented in the following table (dollars in thousands):

2022	$1,371
2023	1,069
2024	775
2025	523
2026	223

8. DEPOSITS AND BORROWED FUNDS
Deposits - Non-interest-bearing deposits totaled $543.8 million and $451.4 million as of September 30, 2021 and 2020, respectively. Certificates of deposit with a minimum denomination of $250 thousand were $597.4 million and $643.0 million as of September 30, 2021 and 2020, respectively. Deposits in excess of $250 thousand may not be fully insured by the Federal Deposit Insurance Corporation.

Borrowings - FHLB borrowings at September 30, 2021 consisted of $1.58 billion in FHLB advances, of which $1.23 billion were fixed-rate advances and $365.0 million were variable-rate advances, and no borrowings against the variable-rate FHLB line of credit. FHLB borrowings at September 30, 2020 consisted of $1.79 billion in FHLB advances, of which $1.15 billion were fixed-rate advances and $640.0 million were variable-rate advances, and no borrowings against the variable-rate FHLB line of credit. On November 12, 2021, the line of credit was renewed by FHLB for a one-year period. Additionally, the Bank is authorized to borrow from the Federal Reserve Bank's "discount window."

FHLB advances at September 30, 2021 and 2020 were comprised of the following:

	2021	2020
	(Dollars in thousands)
FHLB advances	$1,590,000	$1,793,000
Deferred prepayment penalty	(7,150)	(3,687)
	$1,582,850	$1,789,313

Weighted average contractual interest rate on FHLB advances	1.18%	1.41%
Weighted average effective interest rate on FHLB advances(1)	1.88	2.31

(1)The effective interest rate includes the net impact of deferred amounts and interest rate swaps related to the adjustable-rate FHLB advances.

At September 30, 2021 and 2020, the Bank had entered into interest rate swap agreements with a total notional amount of $365.0 million and $640.0 million, respectively, in order to hedge the variable cash flows associated with $365.0 million and $640.0 million, respectively, of adjustable-rate FHLB advances. At September 30, 2021 and 2020, the interest rate swap agreements had an average remaining term to maturity of 4.1 years and 3.5 years, respectively. The interest rate swaps were designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the interest rate swap agreements. At September 30, 2021 and September 30, 2020, the interest rate swaps were in a loss position with a total fair value of $27.7 million and $53.1 million, respectively, which was reported in other liabilities on the consolidated balance sheet. During fiscal year 2021, $13.6 million was reclassified from AOCI. Of this amount, $10.0 million was recognized as an increase to interest expense and $3.6 million, net of tax, was reclassified as a result of the termination of the related interest rate swaps, as discussed below, and reported in the loss on interest rate swap termination line item within the consolidated statements of operations. During fiscal year 2020, $6.3 million was reclassified from AOCI as an increase to interest expense. At September 30, 2021, the Company estimated that $9.2 million of interest expense associated with the interest rate swaps will be reclassified from AOCI as an increase to interest expense on FHLB borrowings during the next 12 months. The Bank has minimum collateral posting thresholds with its derivative counterparties and posts collateral on a daily basis. The Bank posted cash collateral of $28.0 million at September 30, 2021 and $54.6 million at September 30, 2020.

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

FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB and certain securities, when necessary. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of a borrowing institution's regulatory total assets without the pre-approval of FHLB senior management. In July 2021, the president of FHLB approved an increase, through July 2022, in the Bank's borrowing limit to 50% of Bank Call Report total assets. At September 30, 2021, the ratio of the par value of the Bank's FHLB borrowings to the Bank's Call Report total assets was 16%.

Maturity of Borrowed Funds and Certificates of Deposit - The following table presents the scheduled maturity of FHLB advances, at par, and certificates of deposit as of September 30, 2021:

	FHLB	Certificates
	Advances	of Deposit
	Amount	Amount
	(Dollars in thousands)
2022	$175,000	$1,655,108
2023	300,000	593,098
2024	315,000	313,206
2025	400,000	129,805
2026	250,000	51,530
Thereafter	150,000	844
	$1,590,000	$2,743,591

9. INCOME TAXES
Income tax expense for the years ended September 30, 2021, 2020, and 2019 consisted of the following:

	2021	2020	2019
	(Dollars in thousands)
Current:
Federal	$17,586	$17,610	$22,030
State	4,028	4,068	4,742
	21,614	21,678	26,772
Deferred:
Federal	(1,405)	(4,857)	(456)
State	(263)	(731)	95
	(1,668)	(5,588)	(361)
	$19,946	$16,090	$26,411

The Company's effective tax rates were 20.8%, 20.0%, and 21.9% for the years ended September 30, 2021, 2020, and 2019, respectively. The differences between such effective rates and the statutory Federal income tax rate computed on income before income tax expense resulted from the following:

	2021		2020		2019
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Federal income tax expense
computed at statutory Federal rate	$20,166	21.0%	$16,932	21.0%	$25,337	21.0%
Increases (decreases) in taxes resulting from:
State taxes, net of Federal tax effect	3,102	3.2	2,626	3.3	4,024	3.3
Low income housing tax credits, net	(2,085)	(2.1)	(1,897)	(2.4)	(1,745)	(1.4)
ESOP related expenses, net	(662)	(0.7)	(525)	(0.6)	(757)	(0.6)
Acquired BOLI policies	—	—	(636)	(0.8)	—	—
Other	(575)	(0.6)	(410)	(0.5)	(448)	(0.4)
	$19,946	20.8%	$16,090	20.0%	$26,411	21.9%

The components of the net deferred income tax liabilities as of September 30, 2021 and 2020 were as follows:

	2021	2020
	(Dollars in thousands)
Deferred income tax assets:
Unrealized loss on interest rate swaps	$6,763	$12,916
ACL	4,163	6,553
Lease liabilities	3,129	3,590
Salaries, deferred compensation and employee benefits	2,017	1,622
ESOP compensation	1,422	1,360
Reserve for off-balance sheet credit exposures	1,402	—
Low income housing partnerships	522	655
Net purchase discounts related to acquired loans	287	577
Other	417	2,717
Gross deferred income tax assets	20,122	29,990

Valuation allowance	(72)	(1,808)
Gross deferred income tax asset, net of valuation allowance	20,050	28,182

Deferred income tax liabilities:
FHLB stock dividends	12,563	15,699
Premises and equipment	4,256	4,625
Lease right-of-use assets	3,088	3,588
ACL	2,892	2,388
Unrealized gain on AFS securities	1,501	7,617
Deposit intangible	1,047	1,475
Other	513	970
Gross deferred income tax liabilities	25,860	36,362

Net deferred tax liabilities	$5,810	$8,180

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

The Company assesses the available positive and negative evidence surrounding the recoverability of its deferred tax assets and applies its judgment in estimating the amount of valuation allowance necessary under the circumstances.  At September 30, 2021 and 2020, the Company had a valuation allowance of $72 thousand and $1.8 million, respectively, related to the net operating losses generated by the Company's consolidated Kansas corporate income tax return. The companies included in the consolidated Kansas corporate income tax return are the holding company, Capitol Funds, Inc. and Capital City Investments, Inc., as the Bank files a Kansas privilege tax return. Based on the nature of the operations of the holding company, Capitol Funds, Inc. and Capital City Investments, Inc., management believes there will not be sufficient taxable income to fully utilize the deferred tax assets noted above; therefore, a valuation allowance has been recorded for the related amounts at September 30, 2021 and 2020. The decrease in the valuation allowance at September 30, 2021 compared to September 30, 2020 was due primarily to the expiration of operating losses generated during fiscal year 2011, which resulted in the removal of the related deferred tax asset and corresponding valuation allowance.

ASC 740 Income Taxes prescribes a process by which a tax position taken, or expected to be taken, on an income tax return is determined based upon the technical merits of the position, along with whether the tax position meets a more-likely-than-not-recognition threshold, to determine the amount, if any, of unrecognized tax benefits to recognize in the financial statements. Estimated penalties and interest related to unrecognized tax benefits are included in income tax expense in the consolidated statements of income. For the years ended September 30, 2021, 2020, and 2019 the Company had no unrecognized tax benefits.
The Company files income tax returns in the U.S. federal jurisdiction and the state of Kansas, as well as other states where it has either established nexus under an economic nexus theory or has exceeded enumerated nexus thresholds based on the amount of interest income derived from sources within a given state. With few exceptions, the Company is no longer subject to U.S. federal and state examinations by tax authorities for fiscal years ending before 2018.

10. EMPLOYEE STOCK OWNERSHIP PLAN
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

As annual loan payments are made on each September 30th, shares are released from collateral and allocated to qualified employees based on the proportion of their qualifying compensation to total qualifying compensation. On September 30, 2021, 165,198 shares were released from collateral.  On September 30, 2022, 165,198 shares will be released from collateral. As ESOP shares are committed to be released from collateral, the Company records compensation expense.  Dividends on unallocated ESOP shares are applied to the debt service payments of the loan secured by the unallocated shares. Dividends on unallocated ESOP shares in excess of the debt service payment are recorded as compensation expense and distributed to participants or participants' ESOP accounts.  Compensation expense related to the ESOP was $2.3 million for the year ended September 30, 2021, $2.0 million for the year ended September 30, 2020, and $3.1 million for the year ended September 30, 2019.  Of these amounts, $383 thousand, $336 thousand, and $549 thousand related to the difference between the market price of the Company's stock when the shares were acquired by the ESOP trust and the average market price of the Company's stock during the years ended September 30, 2021, 2020, and 2019, respectively. The amount included in compensation expense for dividends on unallocated ESOP shares in excess of the debt service payments was $219 thousand, $0 and $906 thousand for the years ended September 30, 2021, 2020, and 2019, respectively.

Shares may be withdrawn from the ESOP trust due to diversification (a participant may begin to diversify at least 25% of their ESOP shares at age 50), retirement, termination, or death of the participant. The following is a summary of shares held in the ESOP trust as of September 30, 2021 and 2020:

	2021	2020
	(Dollars in thousands)
Allocated ESOP shares	4,168,102	4,200,964
Unreleased ESOP shares	3,138,762	3,303,960
Total ESOP shares	7,306,864	7,504,924

Fair value of unreleased ESOP shares	$36,064	$30,628

11. STOCK-BASED COMPENSATION
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

Stock Option Plans – There are currently 61,565 stock options outstanding as a result of grants awarded from the Stock Option Plan. The Equity Incentive Plan had 5,907,500 stock options originally eligible to be granted and, as of September 30, 2021, the Company had 4,214,316 stock options still available for future grants under this plan. This plan will expire on January 24, 2027 and no additional grants may be made after expiration, but awards granted under this plan remain outstanding until they are individually vested, forfeited, or expire.

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

At September 30, 2021, the Company had 545,087 stock options outstanding with a weighted average exercise price of $12.32 per option and a weighted average contractual life of 3.3 years, and 545,087 options exercisable with a weighted average exercise price of $12.32 per option and a weighted average contractual life of 3.3 years. The exercise price may be paid in cash, shares of common stock, or a combination of both. New shares are issued by the Company upon the exercise of stock options.

Restricted Stock Plans – The Equity Incentive Plan had 2,363,000 shares originally eligible to be granted as restricted stock and, as of September 30, 2021, the Company had 1,612,319 shares available for future grants of restricted stock under this plan. This plan will expire on January 24, 2027 and no additional grants may be made after expiration, but awards granted under this plan remain outstanding until they are individually vested or forfeited. The vesting period of the restricted stock awards under the Equity Incentive Plan has generally ranged from 3 years to 5 years. At September 30, 2021, the Company had 80,250 unvested shares of restricted stock with a weighted average grant date fair value of $13.43 per share.

Compensation expense is calculated based on the fair market value of the common stock at the date of the grant, as defined by the plan, and is recognized over the vesting time period. Compensation expense attributable to restricted stock awards during the years ended September 30, 2021, 2020, and 2019 totaled $480 thousand, $540 thousand, and $501 thousand, respectively. The fair value of restricted stock that vested during the years ended September 30, 2021, 2020, and 2019 totaled $441 thousand, $535 thousand, and $294 thousand, respectively. As of September 30, 2021, there was $760 thousand of unrecognized compensation cost related to unvested restricted stock to be recognized over a weighted average period of 2.2 years.

12. COMMITMENTS AND CONTINGENCIES
The following table summarizes the Bank's loan commitments as of September 30, 2021 and 2020:

	2021	2020
	(Dollars in thousands)
Originate fixed-rate	$85,492	$96,126
Originate adjustable-rate	52,288	21,801
Purchase/participate fixed-rate	124,128	65,600
Purchase/participate adjustable-rate	6,767	65,080
	$268,675	$248,607

Commitments to originate loans are commitments to lend to a customer. Commitments to purchase/participate in loans represent commitments to purchase loans from correspondent lenders on a loan-by-loan basis or participate in commercial loans with a lead bank. The Bank evaluates each borrower's creditworthiness on a case-by-case basis. Commitments generally have expiration dates or other termination clauses and one- to four-family loan commitments may require the payment of a rate lock fee. Some of the commitments are expected to expire without being fully drawn upon; therefore, the amount of total commitments disclosed in the table above does not necessarily represent future cash requirements. As of September 30, 2021 and 2020, there were no significant loan-related commitments that met the definition of derivatives or commitments to sell mortgage loans. As of September 30, 2021 and 2020, the Bank had approved but unadvanced lines of credit of $287.9 million and $283.2 million, respectively.

In the normal course of business, the Company and the Bank are named defendants in various lawsuits and counterclaims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company's consolidated financial statements for the year ended September 30, 2021, or future periods.

13. REGULATORY CAPITAL REQUIREMENTS
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

The Bank and the Company must maintain certain minimum capital ratios as set forth in the table below for capital adequacy purposes. Effective January 1, 2020, the regulatory agencies, including the Office of the Comptroller of Currency and FRB, created a community bank leverage ratio ("CBLR") for institutions with total consolidated assets of less than $10 billion and that meet other qualifying criteria. Qualifying institutions that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules and to have met the well-capitalized ratio requirements. Management elected to use the CBLR framework for the Bank and Company as of the effective date. In April 2020, as directed by Section 4012 of the CARES Act, the regulatory agencies introduced temporary changes to the CBLR. These changes, which subsequently were adopted as a final rule, temporarily reduced the CBLR requirement to 8% through the end of calendar year 2020. Beginning in calendar year 2021, the CBLR requirement increased to 8.5% and will return to 9% in calendar year 2022.

Management believes, as of September 30, 2021, that the Bank and Company meet all capital adequacy requirements to which they are subject and there were no conditions or events subsequent to September 30, 2021 that would change the Bank's or Company's category.

			For Capital
	Actual		Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2021
Bank	$1,114,325	11.5%	$822,194	8.5%
Company	1,246,259	12.9	822,053	8.5

As of September 30, 2020
Bank	1,168,808	12.4	754,884	8.0
Company	1,287,854	13.7	754,767	8.0

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

In conjunction with the Company's corporate reorganization in December 2010, a "liquidation account" was established for the benefit of certain depositors of the Bank in an amount equal to Capitol Federal Savings Bank MHC's ownership interest in the retained earnings of Capitol Federal Financial as of June 30, 2010. As of September 30, 2021, the balance of this liquidation account was $103.9 million. Under applicable federal banking regulations, neither the Company nor the Bank is permitted to pay dividends on its capital stock to its stockholders if stockholders' equity would be reduced below the amount of the liquidation account at that time.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS
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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value. The majority of the securities within the AFS portfolio were issued by GSEs. The Company primarily uses prices obtained from third-party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third-party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third-party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third-party pricing service when determining the fair value of its securities during the years ended September 30, 2021 and 2020. The Company's major security types, based on the nature and risks of the securities, are:
•GSE Debentures - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for similar securities. (Level 2)
•MBS - Estimated fair values are based on a discounted cash flow method. Cash flows are determined based on prepayment projections of the underlying mortgages and are discounted using current market yields for benchmark securities. (Level 2)
•Municipal Bonds - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for securities with similar credit profiles. (Level 2)

Interest Rate Swaps - The Company's interest rate swaps are designated as cash flow hedges and are reported at fair value in other assets on the consolidated balance sheet if in a gain position, and in other liabilities if in a loss position, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. See "Note 8. Deposits and Borrowed Funds" for additional information. The estimated fair values of the interest rates swaps are obtained from the counterparty and are determined by a discounted cash flow analysis using observable market-based inputs. On a quarterly basis, management corroborates the estimated fair values by internally calculating the estimated fair value using a discounted cash flow analysis with independent observable market-based inputs from a third party. No adjustments were made to the estimated fair values obtained from the counterparty during the years ended September 30, 2021 and 2020. (Level 2)

The following tables provide the level of valuation assumption used to determine the carrying value of the Company's financial instruments measured at fair value on a recurring basis at the dates presented. The Company did not have any Level 3 financial instruments measured at fair value on a recurring basis at September 30, 2021 or 2020.

	September 30, 2021
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$1,493,993	$—	$1,493,993	$—
GSE debentures	516,326	—	516,326	—
Municipal bonds	4,289	—	4,289	—
	$2,014,608	$—	$2,014,608	$—

Liabilities:
Interest rate swaps	$27,719	$—	$27,719	$—

	September 30, 2020
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$1,180,803	$—	$1,180,803	$—
GSE debentures	370,340	—	370,340	—
Municipal bonds	9,807	—	9,807	—
	$1,560,950	$—	$1,560,950	$—

Liabilities:
Interest rate swaps	$53,149	$—	$53,149	$—

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

Loans Receivable – With the adoption of CECL, collateral dependent assets are assets evaluated on an individual basis. Those collateral dependent assets that are evaluated on an individual basis are considered financial assets measured at fair value on a non-recurring basis. Prior to the adoption of CECL, loans identified as impaired were considered financial assets measured at fair value on a non-recurring basis. The valuation method for collateral dependent assets and impaired loans is identical.

The fair value of collateral dependent loans/loans individually evaluated for loss on a non-recurring basis during fiscal years 2021 and 2020 that were still held in the portfolio as of September 30, 2021 and 2020 was $7.4 million and $5.7 million, respectively.

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

For commercial loans, if the most recent appraisal or book value of the collateral does not reflect current market conditions due to the passage of time and/or other factors, management will make adjustments to the existing appraised or book value based on knowledge of local market conditions, recent transactions, and estimated selling costs, if applicable. Adjustments to appraised or book values are generally based on assumptions not observable in the marketplace. The primary significant unobservable inputs for commercial loans individually evaluated during the year ended September 30, 2021 were downward adjustments to the book value of the collateral for lack of marketability. During fiscal year 2021, the adjustments ranged from 7% to 50%, with a weighted average of 21%. During fiscal year 2020, the adjustments ranged from 4% to 50%, with a weighted average of 18%. The basis utilized in calculating the weighted averages for these adjustments was the original unadjusted value of each collateral item.

Fair values of collateral dependent loans/loans individually evaluated for loss cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan and, as such, are classified as Level 3.

OREO – OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower of cost or fair value. The fair value for OREO is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value or listing price, except for the estimated sales costs noted above. The primary significant unobservable input for OREO was the appraisal or listing price. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property and, as such, are classified as Level 3. The fair value of OREO measured on a non-recurring basis during fiscal years 2021 and 2020 that was still held in the portfolio as of September 30, 2021 and 2020 was $170 thousand and $183 thousand, respectively. The carrying value of the properties equaled the fair value of the properties at September 30, 2021 and 2020.

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

The carrying amounts and estimated fair values of the Company's financial instruments by fair value hierarchy, at the dates presented, were as follows:

	2021
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$42,262	$42,262	$42,262	$—	$—
AFS securities	2,014,608	2,014,608	—	2,014,608	—
Loans receivable	7,081,142	7,534,278	—	—	7,534,278
FHLB stock	73,421	73,421	73,421	—	—
Liabilities:
Deposits	6,597,396	6,649,954	3,838,656	2,811,298	—
Borrowings	1,582,850	1,611,414	—	1,611,414	—
Interest rate swaps	27,719	27,719	—	27,719	—

	2020
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$185,148	$185,148	$185,148	$—	$—
AFS securities	1,560,950	1,560,950	—	1,560,950	—
Loans receivable	7,202,851	7,663,000	—	—	7,663,000
FHLB stock	93,862	93,862	93,862	—	—
Liabilities:
Deposits	6,191,408	6,259,080	3,170,164	3,088,916	—
Borrowings	1,789,313	1,840,605	—	1,840,605	—
Interest rate swaps	53,149	53,149	—	53,149	—

15. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the changes in the components of AOCI, net of tax, for the years presented.

	For the Year Ended September 30, 2021
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$23,728	$(40,233)	$(16,505)
Other comprehensive income (loss), before reclassifications	(19,077)	5,712	(13,365)
Amount reclassified from AOCI, net of taxes of $(4,378)	—	13,565	13,565
Other comprehensive income (loss)	(19,077)	19,277	200
Ending balance	$4,651	$(20,956)	$(16,305)

	For the Year Ended September 30, 2020
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$10,150	$(25,049)	$(14,899)
Other comprehensive income (loss), before reclassifications	13,578	(21,458)	(7,880)
Amount reclassified from AOCI, net of taxes of $(2,014)	—	6,274	6,274
Other comprehensive income (loss)	13,578	(15,184)	(1,606)
Ending balance	$23,728	$(40,233)	$(16,505)

	For the Year Ended September 30, 2019
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$(2,990)	$7,330	$4,340
Transfer of HTM securities to AFS securities	2,336	—	2,336
Other comprehensive income (loss), before reclassifications	10,804	(32,817)	(22,013)
Amount reclassified from AOCI, net of taxes of $(141)	—	438	438
Other comprehensive income (loss)	13,140	(32,379)	(19,239)
Ending balance	$10,150	$(25,049)	$(14,899)

16. REVENUE RECOGNITION
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

Details of the Company's primary types of non-interest income revenue streams by financial statement line item reported in the consolidated statements of income that are within the scope of ASC Topic 606 are below. During fiscal years 2021, 2020 and 2019, revenue from contracts with customers totaled $16.5 million, $14.8 million and $16.6 million, respectively.

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

In order to participate in the card payment networks, the Company must pay various transaction related costs established by the networks ("interchange network charges"), including membership fees and a per unit charge for each transaction. The Company is acting as an agent for its debit card customers when they are utilizing the card payment networks; therefore interchange transaction fee income is reported net of interchange network charges. Interchange network charges totaled $3.6 million, $3.2 million and $3.4 million for fiscal years 2021, 2020 and 2019, respectively.

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

17. PARENT COMPANY FINANCIAL INFORMATION (PARENT COMPANY ONLY)
The Company serves as the holding company for the Bank (see "Note 1. Summary of Significant Accounting Policies"). The Company's (parent company only) balance sheets at the dates presented, and the related statements of income and cash flows for each of the years presented are as follows:

BALANCE SHEETS
SEPTEMBER 30, 2021 and 2020
(Dollars in thousands, except per share amounts)

	2021	2020
ASSETS:
Cash and cash equivalents	$75,553	$82,466
Investment in the Bank	1,110,339	1,165,813
Note receivable - ESOP	37,213	38,614
Receivable from the Bank	18,158	—
Income taxes receivable, net	467	492
Other assets	625	707
TOTAL ASSETS	$1,242,355	$1,288,092

LIABILITIES:
Deferred income tax liabilities, net	82	91
Other liabilities	—	3,142
Total liabilities	82	3,233

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 138,832,284 and 138,956,296 shares issued and outstanding as of September 30, 2021 and 2020, respectively	1,388	1,389
Additional paid-in capital	1,189,633	1,189,853
Unearned compensation - ESOP	(31,387)	(33,040)
Retained earnings	98,944	143,162
AOCI, net of tax	(16,305)	(16,505)
Total stockholders' equity	1,242,273	1,284,859
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,242,355	$1,288,092

STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 2021, 2020, and 2019
(Dollars in thousands)

	2021	2020	2019
INTEREST AND DIVIDEND INCOME:
Dividend income from the Bank	$132,063	$68,329	$129,409
Interest income from other investments	1,509	2,036	2,428
Total interest and dividend income	133,572	70,365	131,837
INTEREST EXPENSE	—	—	403
NET INTEREST INCOME	133,572	70,365	131,434
NON-INTEREST INCOME	—	—	14
NON-INTEREST EXPENSE:
Salaries and employee benefits	908	988	829
Regulatory and outside services	287	292	286
Other non-interest expense	608	622	652
Total non-interest expense	1,803	1,902	1,767
INCOME BEFORE INCOME TAX EXPENSE AND EQUITY IN
EXCESS OF DISTRIBUTION OVER EARNINGS OF SUBSIDIARY	131,769	68,463	129,681
INCOME TAX (BENEFIT) EXPENSE	(62)	28	57
INCOME BEFORE EQUITY IN EXCESS OF
DISTRIBUTION OVER EARNINGS OF SUBSIDIARY	131,831	68,435	129,624
EQUITY IN EXCESS OF DISTRIBUTION OVER EARNINGS OF SUBSIDIARY	(55,749)	(3,895)	(35,381)
NET INCOME	$76,082	$64,540	$94,243

STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2021, 2020, and 2019
(Dollars in thousands)

	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$76,082	$64,540	$94,243
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in excess of distribution over earnings of subsidiary	55,749	3,895	35,381
Depreciation of equipment	45	45	37
Loss on disposal of premises and equipment	—	—	8
Provision for deferred income taxes	(9)	91	—
Changes in:
Receivable from the Bank	(18,257)	—	—
Income taxes receivable/payable	25	(63)	57
Other assets	21	(60)	54
Other liabilities	(5)	13	(86)
Net cash provided by operating activities	113,651	68,461	129,694

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal collected on note receivable from ESOP	1,401	1,357	1,314
Purchase of equipment	—	—	(423)
Proceeds from the redemption of common equity securities related to the redemption of junior subordinated debentures	—	—	302
Net cash provided by investing activities	1,401	1,357	1,193

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payment from subsidiary related to restricted stock awards	169	319	1,245
Cash dividends paid	(117,890)	(93,862)	(134,929)
Repurchase of common stock	(4,568)	(20,767)	—
Repayment of other borrowings	—	—	(10,052)
Stock options exercised	324	638	1,485
Net cash used in financing activities	(121,965)	(113,672)	(142,251)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,913)	(43,854)	(11,364)

CASH AND CASH EQUIVALENTS:
Beginning of year	82,466	126,320	137,684
End of year	$75,553	$82,466	$126,320

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of September 30, 2021.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2021, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Management has concluded that the Company maintained an effective system of internal control over financial reporting based on these criteria as of September 30, 2021.

The Company's independent registered public accounting firm, Deloitte & Touche LLP, who audited the consolidated financial statements included in the Company's annual report, has issued an audit report on the Company's internal control over financial reporting as of September 30, 2021 and it is included in Item 8.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item concerning the Company's directors and executive officers and any delinquent reports under Section 16(a) of the Act is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in January 2022, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Information required by this item regarding the audit committee of the Company's Board of Directors, including information regarding the audit committee financial experts serving on the committee, is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in January 2022, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Code of Ethics
We have adopted a written code of ethics within the meaning of Item 406 of SEC Regulation S-K that applies to our principal executive officer and senior financial officers, and to all of our other employees and our directors, a copy of which is available free of charge in the Investor Relations section of our website, www.capfed.com.

Item 11.  Executive Compensation

Information required by this item concerning compensation is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in January 2022, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in January 2022, a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table sets forth information as of September 30, 2021 with respect to compensation plans under which shares of our common stock may be issued.

Equity Compensation Plan Information
Number of Shares
Remaining Available
for Future Issuance
	Number of Shares		Under Equity
	to be issued upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Shares
	Outstanding Options,	Outstanding Options,	Reflected in the
Plan Category	Warrants and Rights	Warrants and Rights	First Column)
Equity compensation plans
approved by stockholders	545,087	$12.32	5,826,635	(1)
Equity compensation plans not
approved by stockholders	N/A	N/A	N/A
	545,087	$12.32	5,826,635

(1)This amount includes 1,612,319 shares available for future grants of restricted stock under the Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item concerning certain relationships, related transactions and director independence is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in January 2022, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Principal Accountant Fees and Services
Information required by this item concerning principal accountant fees and services is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in January 2022, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following is a list of documents filed as part of this report:

(1)Financial Statements:
The following financial statements are included under Part II, Item 8 of this Form 10-K:
1.Reports of Independent Registered Public Accounting Firm.
2.Consolidated Balance Sheets as of September 30, 2021 and 2020.
3.Consolidated Statements of Income for the Years Ended September 30, 2021, 2020, and 2019.
4.Consolidated Statements of Comprehensive Income for the Years Ended September 30, 2021, 2020, and 2019.
5.Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2021, 2020, and 2019.
6.Consolidated Statements of Cash Flows for the Years Ended September 30, 2021, 2020, and 2019.
7.Notes to Consolidated Financial Statements for the Years Ended September 30, 2021, 2020, and 2019.

(2)Financial Statement Schedules:
All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(3)Exhibits:
See "Index to Exhibits."

Item 16. Form 10-K Summary
None

INDEX TO EXHIBITS

Exhibit Number	Document
3(i)	Charter of Capitol Federal Financial, Inc., as filed on May 6, 2010, as Exhibit 3(i) to Capitol Federal Financial, Inc.'s Registration Statement on Form S-1 (File No. 333-166578) and incorporated herein by reference
3(ii)	Bylaws of Capitol Federal Financial, Inc., as amended, filed on March 30, 2020, as Exhibit 3.2 to Form 8-K for Capitol Federal Financial Inc. and incorporated herein by reference
4	Description of the Registrant's Securities, as filed on November 27, 2019, as Exhibit 4 to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.1(i)	Form of Change of Control Agreement with each of John B. Dicus, Kent G. Townsend, and Rick C. Jackson filed on January 20, 2011 as Exhibit 10.1 to the Registrant's Current Report on Form 8-K and incorporated herein by reference*
10.1(ii)	Form of Change of Control Agreement with Natalie G. Haag filed on November 29, 2012 as Exhibit 10.1(iv) to the Registrant's Annual Report on Form 10-K and incorporated herein by reference*
10.1(iii)	Form of Change of Control Agreement with Daniel L. Lehman filed on November 29, 2016 as Exhibit 10.1(v) to the Registrant's Annual Report on Form 10-K and incorporated herein by reference*
10.1(iv)	Form of Change of Control Agreement with Robert D. Kobbeman filed on November 29, 2018 as Exhibit 10.1(iv) to the Registrant's Annual Report on Form 10-K and incorporated herein by reference*
10.1(v)	Form of Change of Control Agreement with Anthony S. Barry filed on May 10, 2019 as Exhibit 10.1(vi) to the Registrant's March 31, 2019 Form 10-Q and incorporated herein by reference*
10.2	Capitol Federal Financial's 2000 Stock Option and Incentive Plan (the "Stock Option Plan") filed on April 13, 2000 as Appendix A to Capitol Federal Financial's Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference*
10.3	Capitol Federal Financial Deferred Incentive Bonus Plan, as amended, filed on May 8, 2020 as Exhibit 10.3 to the Registrant's March 31, 2020 Form 10-Q and incorporated herein by reference*
10.4	Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference*
10.5	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference*
10.6	Description of Director Fee Arrangements filed on November 29, 2018 as Exhibit 10.6 to the Registrant's September 30, 2018 Form 10-K and incorporated herein by reference*
10.7	Short-term Performance Plan, as amended, filed on May 8, 2020 as Exhibit 10.7 to the Registrant's March 31, 2020 Form 10-Q and incorporated herein by reference*
10.8	Capitol Federal Financial, Inc. 2012 Equity Incentive Plan (the "Equity Incentive Plan") filed on December 22, 2011 as Appendix A to Capitol Federal Financial, Inc.'s Proxy Statement (File No. 001-34814) and incorporated herein by reference*
10.9	Form of Incentive Stock Option Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.12 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference*
10.10	Form of Non-Qualified Stock Option Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.13 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference*
10.11	Form of Stock Appreciation Right Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.14 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference*
10.12	Form of Restricted Stock Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.15 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference*
14	Code of Ethics**
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer, and Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer
101
The following information from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the SEC on November 24, 2021, has been formatted in Inline eXtensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets at September 30, 2021 and 2020, (ii) Consolidated Statements of Income for the fiscal years ended September 30, 2021, 2020, and 2019, (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended September 30, 2021, 2020, and 2019, (iv) Consolidated Statement of Stockholders' Equity for the fiscal years ended September 30, 2021, 2020, and 2019, (v) Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2021, 2020, and 2019, and (vi) Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File, formatted in Inline XBRL and included in Exhibit 101

* Management contract or compensatory plan or arrangement.
**May be obtained free of charge in the Investor Relations section of our website, www.capfed.com.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: November 24, 2021	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ John B. Dicus	By:	/s/ Michael T. McCoy, M.D.
	John B. Dicus, Chairman, President		Michael T. McCoy, M.D., Director
	and Chief Executive Officer		Date: November 24, 2021
(Principal Executive Officer)
	Date: November 24, 2021	By:	/s/ James G. Morris
James G. Morris, Director
By:	/s/ Kent G. Townsend		Date: November 24, 2021
Kent G. Townsend, Executive Vice President,
	Chief Financial Officer and Treasurer	By:	/s/ Michel' P. Cole
	(Principal Financial Officer)		Michel' P. Cole, Director
	Date: November 24, 2021		Date: November 24, 2021

By:	/s/ Jeffrey R. Thompson	By:	/s/ Carlton A. Ricketts
	Jeffrey R. Thompson, Director		Carlton A. Ricketts, Director
	Date: November 24, 2021		Date: November 24, 2021

By:	/s/ Jeffrey M. Johnson	By:	/s/ Tara D. Van Houweling
	Jeffrey M. Johnson, Director		Tara D. Van Houweling, First Vice President
	Date: November 24, 2021		and Reporting Director
(Principal Accounting Officer)
By:	/s/ Morris J. Huey II		Date: November 24, 2021
Morris J. Huey II, Director
Date: November 24, 2021