Form 10-Q
period 2021-12-31
Capitol Federal Financial, Inc.
filed 2022-02-09
CIK 1490906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
Form 10-Q
________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
or
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

As of February 2, 2022, there were 138,847,284 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except per share amounts)

	December 31,	September 30,
	2021	2021
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $106,225 and $24,289)	$135,475	$42,262
Available-for-sale ("AFS") securities, at estimated fair value (amortized cost of $1,899,027 and $2,008,456)	1,890,653	2,014,608
Loans receivable, net (allowance for credit losses ("ACL") of $17,535 and $19,823)	7,095,605	7,081,142
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	75,261	73,421
Premises and equipment, net	97,718	99,127
Other assets	314,445	320,686
TOTAL ASSETS	$9,609,157	$9,631,246

LIABILITIES:
Deposits	$6,648,004	$6,597,396
Borrowings	1,583,303	1,582,850
Advance payments by borrowers for taxes and insurance	38,227	72,729
Income taxes payable, net	3,733	918
Deferred income tax liabilities, net	3,981	5,810
Other liabilities	115,249	129,270
Total liabilities	8,392,497	8,388,973

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 138,842,784 and 138,832,284 shares issued and outstanding as of December 31, 2021 and September 30, 2021, respectively	1,388	1,388
Additional paid-in capital	1,189,827	1,189,633
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(30,974)	(31,387)
Retained earnings	79,745	98,944
Accumulated other comprehensive (loss) income ("AOCI"), net of tax	(23,326)	(16,305)
Total stockholders' equity	1,216,660	1,242,273
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,609,157	$9,631,246

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended
	December 31,
	2021	2020
INTEREST AND DIVIDEND INCOME:
Loans receivable	$55,788	$60,694
Mortgage-backed securities ("MBS")	4,625	5,710
FHLB stock	1,231	1,069
Investment securities	808	683
Cash and cash equivalents	14	51
Total interest and dividend income	62,466	68,207
INTEREST EXPENSE:
Deposits	9,267	14,067
Borrowings	7,585	10,327
Total interest expense	16,852	24,394
NET INTEREST INCOME	45,614	43,813
PROVISION FOR CREDIT LOSSES	(3,439)	(1,532)
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	49,053	45,345
NON-INTEREST INCOME:
Deposit service fees	3,430	2,947
Insurance commissions	711	638
Other non-interest income	1,365	1,485
Total non-interest income	5,506	5,070
NON-INTEREST EXPENSE:
Salaries and employee benefits	13,728	14,138
Information technology and related expense	4,432	4,233
Occupancy, net	3,379	3,379
Regulatory and outside services	1,368	1,585
Advertising and promotional	1,064	838
Deposit and loan transaction costs	697	766
Federal insurance premium	639	621
Office supplies and related expense	468	424
Other non-interest expense	919	1,083
Total non-interest expense	26,694	27,067
INCOME BEFORE INCOME TAX EXPENSE	27,865	23,348
INCOME TAX EXPENSE	5,679	4,450
NET INCOME	$22,186	$18,898

Basic earnings per share ("EPS")	$0.16	$0.14
Diluted EPS	$0.16	$0.14

Basic weighted average common shares	135,627,043	135,397,691
Diluted weighted average common shares	135,627,043	135,398,884

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	December 31,
	2021	2020
Net income	$22,186	$18,898
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on AFS securities arising during the period, net of taxes of $3,544 and $(409)	(10,982)	1,140
Changes in unrealized gains (losses) on cash flow hedges, net of taxes of $(1,277) and $(1,220)	3,961	3,994
Comprehensive income	$15,165	$24,032

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended December 31, 2021
		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at September 30, 2021	$1,388	$1,189,633	$(31,387)	$98,944	$(16,305)	$1,242,273
Net income				22,186		22,186
Other comprehensive loss, net of tax					(7,021)	(7,021)
ESOP activity		74	413			487
Restricted stock activity, net		(3)				(3)
Stock-based compensation		123				123
Cash dividends to stockholders ($0.305 per share)				(41,385)		(41,385)
Balance at December 31, 2021	$1,388	$1,189,827	$(30,974)	$79,745	$(23,326)	$1,216,660

	For the Three Months Ended December 31, 2020
		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at September 30, 2020	$1,389	$1,189,853	$(33,040)	$143,162	$(16,505)	$1,284,859
Cumulative effect of adopting Accounting Standards Update ("ASU") 2016-13 ("CECL"), net of tax				(2,288)		(2,288)
Net income				18,898		18,898
Other comprehensive income, net of tax					5,134	5,134
ESOP activity		80	413			493
Restricted stock activity, net		(8)				(8)
Stock-based compensation		118				118
Repurchase of common stock	(1)	(1,407)		(122)		(1,530)
Cash dividends to stockholders ($0.215 per share)				(29,128)		(29,128)
Balance at December 31, 2020	$1,388	$1,188,636	$(32,627)	$130,522	$(11,371)	$1,276,548

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)
	For the Three Months Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,186	$18,898
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(1,231)	(1,069)
Provision for credit losses	(3,439)	(1,532)
Originations of loans receivable held-for-sale ("LHFS")	(678)	(364)
Proceeds from sales of LHFS	285	366
Amortization and accretion of premiums and discounts on securities	1,764	1,017
Depreciation and amortization of premises and equipment	2,341	2,304
Amortization of intangible assets	350	422
Amortization of deferred amounts related to FHLB advances, net	453	254
Common stock committed to be released for allocation - ESOP	487	493
Stock-based compensation	123	118
Changes in:
Other assets, net	1,452	1,942
Income taxes payable/receivable, net	2,807	2,372
Deferred income tax liabilities, net	438	248
Other liabilities	(7,069)	(6,266)
Net cash provided by operating activities	20,269	19,203

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	—	(504,780)
Proceeds from calls, maturities and principal reductions of AFS securities	107,665	152,396
Proceeds from the redemption of FHLB stock	1,224	10,238
Purchase of FHLB stock	(1,833)	—
Net change in loans receivable	(12,387)	203,698
Purchase of premises and equipment	(1,526)	(2,058)
Proceeds from sale of other real estate owned ("OREO")	120	53
Proceeds from bank-owned life insurance ("BOLI") death benefit	—	443
Net cash provided by (used in) investing activities	93,263	(140,010)

		(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)
	For the Three Months Ended
	December 31,
	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(41,385)	(29,128)
Net change in deposits	50,608	219,434
Proceeds from borrowings	293,702	305,000
Repayments on borrowings	(293,702)	(358,000)
Change in advance payments by borrowers for taxes and insurance	(34,502)	(32,505)
Payment of FHLB prepayment penalties	—	(2,292)
Repurchase of common stock	—	(4,568)
Net cash (used in) provided by financing activities	(25,279)	97,941

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	88,253	(22,866)

CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS:
Beginning of period	70,292	239,708
End of period	$158,545	$216,842

See accompanying notes to consolidated financial statements.		(Concluded)

Notes to Consolidated Financial Statements (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The consolidated financial statements include the accounts of Capitol Federal Financial, Inc.® (the "Company") and its wholly-owned subsidiary, Capitol Federal Savings Bank (the "Bank"). The Bank has two wholly-owned subsidiaries, Capitol Funds, Inc. and Capital City Investments, Inc. Capitol Funds, Inc. has a wholly-owned subsidiary, Capitol Federal Mortgage Reinsurance Company. Capital City Investments, Inc. is a real estate and investment holding company. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the Securities and Exchange Commission ("SEC"). Interim results are not necessarily indicative of results for a full year.

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Cash, cash equivalents, restricted cash and restricted cash equivalents reported in the statement of cash flows include cash and cash equivalents of $135.5 million and $42.3 million at December 31, 2021 and September 30, 2021, respectively, and restricted cash and cash equivalents of $23.1 million and $28.0 million at December 31, 2021 and September 30, 2021, respectively, which was included in other assets on the consolidated balance sheet.  The restricted cash and cash equivalents relate to the collateral postings to/from the Bank's derivative counterparties associated with the Bank's interest rate swaps.  See additional discussion regarding the interest rate swaps in Note 5. Borrowed Funds.

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

	For the Three Months Ended
	December 31,
	2021	2020
	(Dollars in thousands, except per share amounts)
Net income	$22,186	$18,898
Income allocated to participating securities	(12)	(13)
Net income available to common stockholders	$22,174	$18,885

Average common shares outstanding	135,626,594	135,397,242
Average committed ESOP shares outstanding	449	449
Total basic average common shares outstanding	135,627,043	135,397,691

Effect of dilutive stock options	—	1,193

Total diluted average common shares outstanding	135,627,043	135,398,884

Net EPS:
Basic	$0.16	$0.14
Diluted	$0.16	$0.14

Antidilutive stock options, excluded from the diluted average
common shares outstanding calculation	543,761	431,212

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS securities at the dates presented. The majority of the MBS and investment securities portfolios are composed of securities issued by United States Government-Sponsored Enterprises ("GSEs").

	December 31, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$1,375,711	$14,105	$13,577	$1,376,239
GSE debentures	519,972	—	8,908	511,064
Municipal bonds	3,344	6	—	3,350
	$1,899,027	$14,111	$22,485	$1,890,653

	September 30, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$1,484,211	$18,690	$8,908	$1,493,993
GSE debentures	519,971	—	3,645	516,326
Municipal bonds	4,274	15	—	4,289
	$2,008,456	$18,705	$12,553	$2,014,608

The following tables summarize the estimated fair value and gross unrealized losses of those AFS securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	December 31, 2021
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$891,031	$12,727	$45,877	$850
GSE debentures	511,064	8,908	—	—
Municipal bonds	—	—	—	—
	$1,402,095	$21,635	$45,877	$850

	September 30, 2021
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$881,975	$8,843	$10,612	$65
GSE debentures	516,325	3,645	—	—
Municipal bonds	—	—	—	—
	$1,398,300	$12,488	$10,612	$65

The unrealized losses at December 31, 2021 were a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management did not record ACL on securities in an unrealized loss position at December 31, 2021 because scheduled coupon payments have been made, management anticipates that the entire principal balance will be collected as scheduled, and neither does the Company intend to sell the securities, nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity.

The amortized cost and estimated fair value of AFS debt securities as of December 31, 2021, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without penalty. For this reason, MBS are not included in the maturity categories.

	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
One year or less	$3,344	$3,350
One year through five years	519,972	511,064
	523,316	514,414
MBS	1,375,711	1,376,239
	$1,899,027	$1,890,653

The following table presents the taxable and non-taxable components of interest income on investment securities for the periods presented.

	For the Three Months Ended
	December 31,
	2021	2020
	(Dollars in thousands)
Taxable	$790	$645
Non-taxable	18	38
	$808	$683

The following table summarizes the carrying value of securities pledged as collateral for the obligations indicated below as of the dates presented.

	December 31, 2021	September 30, 2021
	(Dollars in thousands)
Public unit deposits	$234,884	$264,885
Federal Reserve Bank of Kansas City ("FRB of Kansas City")	59,249	64,707
Commercial deposits	44,251	66,256
	$338,384	$395,848

4. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at the dates presented is summarized as follows:

	December 31, 2021	September 30, 2021
	(Dollars in thousands)
One- to four-family:
Originated	$3,941,568	$3,956,064
Correspondent purchased	1,991,944	2,003,477
Bulk purchased	165,339	173,662
Construction	47,508	39,142
Total	6,146,359	6,172,345
Commercial:
Commercial real estate	687,518	676,908
Commercial and industrial	76,254	66,497
Construction	105,702	85,963
Total	869,474	829,368
Consumer:
Home equity	84,400	86,274
Other	7,825	8,086
Total	92,225	94,360

Total loans receivable	7,108,058	7,096,073

Less:
ACL	17,535	19,823
Discounts/unearned loan fees	29,363	29,556
Premiums/deferred costs	(34,445)	(34,448)
	$7,095,605	$7,081,142

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

The Bank's commercial and industrial loans are generally made in the Bank's market areas and are underwritten on the basis of the borrower's ability to service the debt from income. With the exception of Paycheck Protection Program ("PPP") loans, which are unsecured but are generally guaranteed by the U.S. Small Business Administration, working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets. In general, commercial and industrial loans involve more credit risk than commercial real estate loans due to the type of collateral securing these loans. As a result of these additional complexities, variables and risks, these loans require more thorough underwriting and servicing than other types of loans.

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

The following table sets forth, as of the dates indicated, the amortized cost of loans by class of financing receivable, year of origination or most recent credit decision, and loan classification. All revolving lines of credit are presented separately, regardless of origination year. Loans classified as doubtful or loss are individually evaluated for loss. At December 31, 2021 and September 30, 2021, there were no loans classified as doubtful, and all loans classified as loss were fully charged-off.

	December 31, 2021
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving
	Fiscal	Year	Year	Year	Year	Prior	Line of
	Year	2021	2020	2019	2018	Years	Credit	Total
	(Dollars in thousands)
One- to four-family:
Originated
Pass	$153,605	$953,530	$679,862	$309,547	$238,567	$1,616,383	$—	$3,951,494
Special Mention	—	280	441	489	674	7,502	—	9,386
Substandard	—	—	965	862	151	10,421	—	12,399
Correspondent purchased
Pass	64,897	682,510	309,379	81,155	125,506	743,060	—	2,006,507
Special Mention	—	—	—	353	517	2,706	—	3,576
Substandard	—	—	—	169	—	4,917	—	5,086
Bulk purchased
Pass	—	—	—	—	—	161,842	—	161,842
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	4,154	—	4,154
	218,502	1,636,320	990,647	392,575	365,415	2,550,985	—	6,154,444
Commercial:
Commercial real estate
Pass	38,103	276,050	149,120	94,674	58,672	117,858	6,057	740,534
Special Mention	—	47,093	—	—	—	—	—	47,093
Substandard	—	944	594	225	662	32	—	2,457
Commercial and industrial
Pass	18,238	27,849	9,012	6,422	1,683	1,499	10,651	75,354
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	86	38	786	910
	56,341	351,936	158,726	101,321	61,103	119,427	17,494	866,348
Consumer:
Home equity
Pass	347	3,143	1,857	1,241	1,287	2,561	73,106	83,542
Special Mention	—	—	—	56	—	—	265	321
Substandard	—	—	59	—	—	85	521	665
Other
Pass	820	2,964	1,374	895	854	521	381	7,809
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	7	1	3	—	11
	1,167	6,107	3,290	2,199	2,142	3,170	74,273	92,348

Total	$276,010	$1,994,363	$1,152,663	$496,095	$428,660	$2,673,582	$91,767	$7,113,140

	September 30, 2021
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Revolving
	Year	Year	Year	Year	Year	Prior	Line of
	2021	2020	2019	2018	2017	Years	Credit	Total
	(Dollars in thousands)
One- to four-family:
Originated
Pass	$958,080	$705,561	$326,156	$250,846	$281,104	$1,434,455	$—	$3,956,202
Special Mention	402	443	501	678	237	7,805	—	10,066
Substandard	—	966	867	51	192	11,192	—	13,268
Correspondent purchased
Pass	630,977	334,042	88,057	136,572	162,938	664,530	—	2,017,116
Special Mention	760	—	356	—	—	3,160	—	4,276
Substandard	—	—	169	504	—	4,527	—	5,200
Bulk purchased
Pass	—	—	—	—	—	169,519	—	169,519
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	4,848	—	4,848
	1,590,219	1,041,012	416,106	388,651	444,471	2,300,036	—	6,180,495
Commercial:
Commercial real estate
Pass	272,329	149,244	94,972	61,214	38,962	35,591	5,231	657,543
Special Mention	50,352	—	—	—	—	49,369	—	99,721
Substandard	810	627	225	669	—	34	—	2,365
Commercial and industrial
Pass	32,651	10,168	6,988	2,213	1,155	595	11,709	65,479
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	86	48	—	765	899
	356,142	160,039	102,185	64,182	40,165	85,589	17,705	826,007
Consumer:
Home equity
Pass	3,295	2,218	1,428	1,563	536	2,473	74,036	85,549
Special Mention	—	—	37	12	—	—	82	131
Substandard	—	60	—	—	—	9	636	705
Other
Pass	3,491	1,631	1,086	944	465	105	339	8,061
Special Mention	—	—	4	—	—	—	—	4
Substandard	—	3	6	1	3	—	—	13
	6,786	3,912	2,561	2,520	1,004	2,587	75,093	94,463

Total	$1,953,147	$1,204,963	$520,852	$455,353	$485,640	$2,388,212	$92,798	$7,100,965

Delinquency Status - The following tables set forth, as of the dates indicated, the amortized cost of current loans, loans 30 to 89 days delinquent, and loans 90 or more days delinquent or in foreclosure ("90+/FC"), by class of financing receivable and year of origination or most recent credit decision as of the dates indicated. All revolving lines of credit are presented separately, regardless of origination year.

	December 31, 2021
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving
	Fiscal	Year	Year	Year	Year	Prior	Line of
	Year	2021	2020	2019	2018	Years	Credit	Total
	(Dollars in thousands)
One- to four-family:
Originated
Current	$153,605	$953,810	$680,212	$309,531	$238,982	$1,626,212	$—	$3,962,352
30-89	—	—	372	1,251	410	4,960	—	6,993
90+/FC	—	—	684	116	—	3,134	—	3,934
Correspondent purchased
Current	64,897	681,753	309,379	81,508	124,031	745,230	—	2,006,798
30-89	—	757	—	—	1,992	2,464	—	5,213
90+/FC	—	—	—	169	—	2,989	—	3,158
Bulk purchased
Current	—	—	—	—	—	163,873	—	163,873
30-89	—	—	—	—	—	155	—	155
90+/FC	—	—	—	—	—	1,968	—	1,968
	218,502	1,636,320	990,647	392,575	365,415	2,550,985	—	6,154,444
Commercial:
Commercial real estate
Current	38,103	323,897	149,120	94,674	59,102	117,858	6,057	788,811
30-89	—	190	—	—	—	32	—	222
90+/FC	—	—	594	225	232	—	—	1,051
Commercial and industrial
Current	18,238	27,849	9,012	6,422	1,683	1,499	11,437	76,140
30-89	—	—	—	—	—	—	—	—
90+/FC	—	—	—	—	86	38	—	124
	56,341	351,936	158,726	101,321	61,103	119,427	17,494	866,348
Consumer:
Home equity
Current	347	3,143	1,857	1,297	1,287	2,559	73,423	83,913
30-89	—	—	—	—	—	7	142	149
90+/FC	—	—	59	—	—	80	327	466
Other
Current	820	2,961	1,365	895	854	518	381	7,794
30-89	—	3	9	—	—	3	—	15
90+/FC	—	—	—	7	1	3	—	11
	1,167	6,107	3,290	2,199	2,142	3,170	74,273	92,348

Total	$276,010	$1,994,363	$1,152,663	$496,095	$428,660	$2,673,582	$91,767	$7,113,140

	September 30, 2021
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Revolving
	Year	Year	Year	Year	Year	Prior	Line of
	2021	2020	2019	2018	2017	Years	Credit	Total
	(Dollars in thousands)
One- to four-family:
Originated
Current	$958,482	$706,970	$327,408	$251,524	$281,341	$1,445,992	$—	$3,971,717
30-89	—	—	—	51	—	4,091	—	4,142
90+/FC	—	—	116	—	192	3,369	—	3,677
Correspondent purchased
Current	630,977	334,042	88,413	136,572	162,017	668,685	—	2,020,706
30-89	760	—	—	—	921	948	—	2,629
90+/FC	—	—	169	504	—	2,584	—	3,257
Bulk purchased
Current	—	—	—	—	—	170,809	—	170,809
30-89	—	—	—	—	—	555	—	555
90+/FC	—	—	—	—	—	3,003	—	3,003
	1,590,219	1,041,012	416,106	388,651	444,471	2,300,036	—	6,180,495
Commercial:
Commercial real estate
Current	323,491	149,244	94,972	61,651	38,962	84,957	5,231	758,508
30-89	—	—	—	—	—	37	—	37
90+/FC	—	627	225	232	—	—	—	1,084
Commercial and industrial
Current	32,651	10,168	6,988	2,212	1,155	595	12,474	66,243
30-89	—	—	—	—	—	—	—	—
90+/FC	—	—	—	87	48	—	—	135
	356,142	160,039	102,185	64,182	40,165	85,589	17,705	826,007
Consumer:
Home equity
Current	3,295	2,218	1,465	1,575	536	2,357	73,958	85,404
30-89	—	—	—	—	—	121	375	496
90+/FC	—	60	—	—	—	4	421	485
Other
Current	3,491	1,631	1,088	944	465	105	339	8,063
30-89	—	—	2	—	—	—	—	2
90+/FC	—	3	6	1	3	—	—	13
	6,786	3,912	2,561	2,520	1,004	2,587	75,093	94,463

Total	$1,953,147	$1,204,963	$520,852	$455,353	$485,640	$2,388,212	$92,798	$7,100,965

Delinquent and Nonaccrual Loans - The following tables present the amortized cost, at the dates indicated, by class, of loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total loans. At December 31, 2021 and September 30, 2021, all loans 90 or more days delinquent were on nonaccrual status.

	December 31, 2021
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Amortized
	Delinquent	in Foreclosure	Loans	Loans	Cost
	(Dollars in thousands)
One- to four-family:
Originated	$6,993	$3,934	$10,927	$3,962,352	$3,973,279
Correspondent purchased	5,213	3,158	8,371	2,006,798	2,015,169
Bulk purchased	155	1,968	2,123	163,873	165,996
Commercial:
Commercial real estate	222	1,051	1,273	788,811	790,084
Commercial and industrial	—	124	124	76,140	76,264
Consumer:
Home equity	149	466	615	83,913	84,528
Other	15	11	26	7,794	7,820
	$12,747	$10,712	$23,459	$7,089,681	$7,113,140

	September 30, 2021
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Amortized
	Delinquent	in Foreclosure	Loans	Loans	Cost
	(Dollars in thousands)
One- to four-family:
Originated	$4,142	$3,677	$7,819	$3,971,717	$3,979,536
Correspondent purchased	2,629	3,257	5,886	2,020,706	2,026,592
Bulk purchased	555	3,003	3,558	170,809	174,367
Commercial:
Commercial real estate	37	1,084	1,121	758,508	759,629
Commercial and industrial	—	135	135	66,243	66,378
Consumer:
Home equity	496	485	981	85,404	86,385
Other	2	13	15	8,063	8,078
	$7,861	$11,654	$19,515	$7,081,450	$7,100,965

The amortized cost of mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of December 31, 2021 and September 30, 2021 was $845 thousand and $799 thousand, respectively, which is included in loans 90 or more days delinquent or in foreclosure in the tables above. The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure was $319 thousand at December 31, 2021 and $170 thousand at September 30, 2021.

The following table presents the amortized cost at December 31, 2021 and September 30, 2021, by class, of loans classified as nonaccrual. Additionally, the amortized cost of nonaccrual loans that had no related ACL is presented, all of which were individually evaluated for loss and any identified losses have been charged off.

	December 31, 2021		September 30, 2021
	Nonaccrual Loans	Nonaccrual Loans with No ACL	Nonaccrual Loans	Nonaccrual Loans with No ACL
	(Dollars in thousands)
One- to four-family:
Originated	$4,385	$1,835	$4,965	$2,237
Correspondent purchased	3,158	307	3,257	307
Bulk purchased	1,968	1,062	3,134	1,564
Commercial:
Commercial real estate	1,108	457	1,496	485
Commercial and industrial	124	124	134	86
Consumer:
Home equity	466	83	494	84
Other	11	—	13	—
	$11,220	$3,868	$13,493	$4,763

Troubled Debt Restructurings ("TDRs") - The following tables present the amortized cost prior to restructuring and immediately after restructuring in all loans restructured during the periods presented. These tables do not reflect the amortized cost at the end of the periods indicated. Any increase in the amortized cost at the time of the restructuring was generally due to the capitalization of delinquent interest and/or escrow balances.

For the Three Months Ended
	December 31, 2021			December 31, 2020
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
(Dollars in thousands)
One- to four-family:
Originated	1	$24	$24	4	$647	$645
Correspondent purchased	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer:
Home equity	—	—	—	—	—	—
Other	—	—	—	—	—	—
	1	$24	$24	4	$647	$645

The following table provides information on TDRs that became delinquent during the periods presented within 12 months after being restructured.

For the Three Months Ended
	December 31, 2021		December 31, 2020
	Number of	Amortized	Number of	Recorded
	Contracts	Cost	Contracts	Investment
(Dollars in thousands)
One- to four-family:
Originated	1	$684	—	$—
Correspondent purchased	—	—	—	—
Bulk purchased	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer:
Home equity	—	—	—	—
Other	—	—	—	—
	1	$684	—	$—

Allowance for Credit Losses - The following is a summary of ACL activity, by loan portfolio segment, for the periods presented.

	For the Three Months Ended December 31, 2021
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$1,612	$2,062	$304	$3,978	$15,652	$193	$19,823
Charge-offs	(4)	—	—	(4)	(10)	(1)	(15)
Recoveries	9	—	—	9	36	1	46
Provision for credit losses	22	20	(36)	6	(2,325)	—	(2,319)
Ending balance	$1,639	$2,082	$268	$3,989	$13,353	$193	$17,535

	For the Three Months Ended December 31, 2020
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$6,085	$2,691	$467	$9,243	$21,800	$484	$31,527
Adoption of CECL	(4,452)	(367)	436	(4,383)	(193)	(185)	(4,761)
Balance at October 1, 2020	1,633	2,324	903	4,860	21,607	299	26,766
Charge-offs	(14)	—	—	(14)	(515)	(3)	(532)
Recoveries	34	—	—	34	12	22	68
Provision for credit losses	(115)	(566)	(51)	(732)	603	(48)	(177)
Ending balance	$1,538	$1,758	$852	$4,148	$21,707	$270	$26,125

The key assumptions in the Company's ACL model include the economic forecast, the forecast and reversion to mean time periods, and prepayment and curtailment assumptions. Management also considered certain qualitative factors when evaluating the adequacy of the ACL at December 31, 2021. The key assumptions utilized in estimating the Company's ACL at December 31, 2021 are discussed below.
•Economic Forecast - Management considered several economic forecasts provided by a third party and selected the economic forecast believed to be the most appropriate considering the facts and circumstances at December 31, 2021. The forecasted economic indices applied to the model at December 31, 2021 were the national unemployment rate, changes in commercial real estate price index, changes in home values, and changes in the U.S. gross domestic product. The economic index most impactful to all loan pools within the model at December 31, 2021 was the national unemployment rate. The forecast national unemployment rate in the economic scenario selected by management at December 31, 2021 had the national unemployment rate gradually declining to 3.5% by December 31, 2022 which was the end of our four quarter forecast time period.
•Forecast and reversion to mean time period - The forecasted time period and the reversion to mean time period were each four quarters for all of the economic indices at December 31, 2021.
•Prepayment and curtailment assumptions - The assumptions used at December 31, 2021 were generally based on actual historical prepayment and curtailment speeds for each respective loan pool in the model over the trailing 12 months.
•Qualitative factors - The qualitative factors applied by management at December 31, 2021 included the following:
◦The economic uncertainties related to (1) the job market, the labor force composition, the unemployment rate, and labor participation rate and how the significant federal assistance and other factors may be impacting those measures and (2) the unevenness of the recovery in certain industries in which the Bank has lending relationships;
◦The balance and trending of large-dollar special mention commercial loans; and
◦Coronavirus Disease 2019 ("COVID-19") loan modifications related to commercial real estate loans.

The decrease in ACL during the current quarter was primarily a result of a negative provision for credit losses of $2.3 million. The negative provision for credit losses associated with the ACL was due primarily to a reduction in the large-dollar special mention commercial loan qualitative factor due to two large-dollar special mention commercial loans moving to the pass classification during the current quarter. Additionally, the economic uncertainty qualitative factor for commercial loans also decreased during the current quarter as economic conditions continued to improve for the industries related to this qualitative factor.

Reserve for Off-Balance Sheet Credit Exposures - The following is a summary of the changes in reserve for off-balance sheet credit exposures during the periods indicated. The negative provision for credit losses in the current quarter was due primarily to improvements in economic conditions in certain industries in which the Bank has lending relationships.

For the Three Months Ended		For the Three Months Ended
December 31, 2021		December 31, 2020
(Dollars in thousands)
Beginning balance	$5,743	Beginning balance	$—
Provision for credit losses	(1,120)	Adoption of CECL	7,788
Ending balance	$4,623	Balance at October 1, 2020	7,788
		Provision for credit losses	(1,355)
		Ending balance	$6,433

5. BORROWED FUNDS
FHLB Borrowings and Interest Rate Swaps - At December 31, 2021 and September 30, 2021, the Bank had entered into interest rate swap agreements with a total notional amount of $365.0 million in order to hedge the variable cash flows associated with $365.0 million of adjustable-rate FHLB advances. At December 31, 2021 and September 30, 2021, the interest rate swap agreements had an average remaining term to maturity of 3.8 years and 4.1 years, respectively. The interest rate swaps were designated as cash flow hedges and involved the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the interest rate swap agreements. At December 31, 2021 and September 30, 2021, the interest rate swaps were in a loss position with a total fair value of $22.5 million and $27.7 million, respectively, which was reported in other liabilities on the consolidated balance sheet. During the three months ended December 31, 2021 and December 31, 2020, $1.8 million and $3.0 million, respectively, was reclassified from AOCI as an increase to interest expense. At December 31, 2021, the Company estimated that $8.0 million of interest expense associated with the interest rate swaps would be reclassified from AOCI as an increase to interest expense on FHLB borrowings during the next 12 months. The Bank has minimum collateral posting thresholds with its derivative counterparties and posts collateral on a daily basis. The Bank posted cash collateral of $23.1 million at December 31, 2021 and $28.0 million at September 30, 2021.

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

The Company bases the fair value of its financial instruments on the price that would be received from the sale of an instrument in an orderly transaction between market participants at the measurement date under current market conditions. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

The following is a description of valuation methodologies used for financial instruments measured at fair value on a recurring basis.

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value. The majority of the securities within the AFS portfolio were issued by GSEs. The Company primarily uses prices obtained from third party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third party pricing service when determining the fair value of its securities during the three months ended December 31, 2021 or during fiscal year 2021. The Company's major security types, based on the nature and risks of the securities, are:

•GSE Debentures - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for similar securities. (Level 2)
•MBS - Estimated fair values are based on a discounted cash flow method. Cash flows are determined based on prepayment projections of the underlying mortgages and are discounted using current market yields for benchmark securities. (Level 2)

•Municipal Bonds - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for securities with similar credit profiles. (Level 2)

Interest Rate Swaps - The Company's interest rate swaps are designated as cash flow hedges and are reported at fair value in other assets on the consolidated balance sheet if in a gain position, and in other liabilities if in a loss position, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. See "Note 5. Borrowed Funds" for additional information. The estimated fair values of the interest rates swaps are obtained from the counterparty and are determined by a discounted cash flow analysis using observable market-based inputs. On a quarterly basis, management corroborates the estimated fair values by internally calculating the estimated fair value using a discounted cash flow analysis with independent observable market-based inputs from a third party. No adjustments were made to the estimated fair values obtained from the counterparty during the three months ended December 31, 2021 or during fiscal year 2021. (Level 2)

The following tables provide the level of valuation assumption used to determine the carrying value of the Company's financial instruments measured at fair value on a recurring basis at the dates presented. The Company did not have any Level 3 financial instruments measured at fair value on a recurring basis at December 31, 2021 or September 30, 2021.

	December 31, 2021
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$1,376,239	$—	$1,376,239	$—
GSE debentures	511,064	—	511,064	—
Municipal bonds	3,350	—	3,350	—
	$1,890,653	$—	$1,890,653	$—

Liabilities:
Interest rate swaps	$22,481	$—	$22,481	$—

	September 30, 2021
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$1,493,993	$—	$1,493,993	$—
GSE debentures	516,326	—	516,326	—
Municipal bonds	4,289	—	4,289	—
	$2,014,608	$—	$2,014,608	$—

Liabilities:
Interest rate swaps	$27,719	$—	$27,719	$—

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

Loans Receivable - Collateral dependent assets are assets evaluated on an individual basis. Those collateral dependent assets that are evaluated on an individual basis are considered financial assets measured at fair value on a non-recurring basis.

The fair value of collateral dependent loans/loans individually evaluated for loss on a non-recurring basis during the three months ended December 31, 2021 and 2020 that were still held in the portfolio as of December 31, 2021 and 2020 was $3.3 million and $5.9 million, respectively.

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

For commercial loans, if the most recent appraisal or book value of the collateral does not reflect current market conditions due to the passage of time and/or other factors, management will make adjustments to the existing appraised or book value based on knowledge of local market conditions, recent transactions, and estimated selling costs, if applicable. Adjustments to appraised or book values are generally based on assumptions not observable in the marketplace. The primary significant unobservable inputs for commercial loans individually evaluated during the three months ended December 31, 2021 and December 31, 2020 were downward adjustments to the book value of the collateral for lack of marketability. During the three months ended December 31, 2021, the adjustments ranged from 9% to 56%, with a weighted average of 21%. During the three months ended December 31, 2020, the adjustments ranged from 10% to 50%, with a weighted average of 26%. The basis utilized in calculating the weighted averages for these adjustments was the original unadjusted value of each collateral item.

Fair values of collateral dependent loans/loans individually evaluated for loss cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan and, as such, are classified as Level 3.

OREO - OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower of cost or fair value. The fair value for OREO is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value or listing price, except for the estimated sales costs noted above. The primary significant unobservable input for OREO was the appraisal or listing price. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property and, as such, are classified as Level 3. There was no OREO measured on a non-recurring basis during the three months ended December 31, 2021. The fair value of OREO measured on a non-recurring basis during the three months ended December 31, 2020 that was still held in the portfolio as of December 31, 2020 was $30 thousand. The carrying value of the properties equaled the fair value of the properties at December 31, 2021 and 2020.

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

The carrying amounts and estimated fair values of the Company's financial instruments by fair value hierarchy, at the dates presented, were as follows:

	December 31, 2021
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$135,475	$135,475	$135,475	$—	$—
AFS securities	1,890,653	1,890,653	—	1,890,653	—
Loans receivable	7,095,605	7,492,182	—	—	7,492,182
FHLB stock	75,261	75,261	75,261	—	—
Liabilities:
Deposits	6,648,004	6,662,597	4,044,775	2,617,822	—
Borrowings	1,583,303	1,597,020	—	1,597,020	—
Interest rate swaps	22,481	22,481	—	22,481	—

	September 30, 2021
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$42,262	$42,262	$42,262	$—	$—
AFS securities	2,014,608	2,014,608	—	2,014,608	—
Loans receivable	7,081,142	7,534,278	—	—	7,534,278
FHLB stock	73,421	73,421	73,421	—	—
Liabilities:
Deposits	6,597,396	6,649,954	3,838,656	2,811,298	—
Borrowings	1,582,850	1,611,414	—	1,611,414	—
Interest rate swaps	27,719	27,719	—	27,719	—

7. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the changes in the components of AOCI, net of tax, for the periods indicated.

	For the Three Months Ended December 31, 2021
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$4,651	$(20,956)	$(16,305)
Other comprehensive income (loss), before reclassifications	(10,982)	2,178	(8,804)
Amount reclassified from AOCI, net of taxes of $(575)	—	1,783	1,783
Other comprehensive income (loss)	(10,982)	3,961	(7,021)
Ending balance	$(6,331)	$(16,995)	$(23,326)

	For the Three Months Ended December 31, 2020
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$23,728	$(40,233)	$(16,505)
Other comprehensive income (loss), before reclassifications	1,140	1,024	2,164
Amount reclassified from AOCI, net of taxes of $(959)	—	2,970	2,970
Other comprehensive income (loss)	1,140	3,994	5,134
Ending balance	$24,868	$(36,239)	$(11,371)

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

This list of important factors is not all inclusive. For a discussion of risks and uncertainties related to our business that could adversely impact our operations and/or financial results, see "Part I, Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2021 and Part II, Item 1A. Risk Factors within this Quarterly Report on Form 10-Q. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

As used in this Form 10-Q, unless we specify or the context indicates otherwise, "the Company," "we," "us," and "our" refer to Capitol Federal Financial, Inc. a Maryland corporation, and its subsidiaries. "Capitol Federal Savings," and "the Bank," refer to Capitol Federal Savings Bank, a federal savings bank and the wholly-owned subsidiary of Capitol Federal Financial, Inc.

The following discussion and analysis is intended to assist in understanding the financial condition, results of operations, liquidity, and capital resources of the Company. The Bank comprises almost all of the consolidated assets and liabilities of the Company and the Company is dependent primarily upon the performance of the Bank for the results of its operations. Because of this relationship, references to management actions, strategies and results of actions apply to both the Bank and the Company. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the SEC.

Executive Summary
The following summary should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations section in its entirety.

The Company recognized net income of $22.2 million, or $0.16 per share, for the current quarter compared to net income of $18.9 million, or $0.14 per share, for the prior year quarter. The increase in net income was due primarily to a higher negative provision for credit losses in the current quarter and an increase in net interest income. The net interest margin increased seven basis points, from 1.92% for the prior year quarter to 1.99% for the current quarter. The increase in net interest income and net interest margin was due mainly to a reduction in the cost of retail certificates of deposit and borrowings, which outpaced the decrease in asset yields.

The Bank's asset quality continued to remain strong during the current quarter, reflected in low delinquency and a net recovery during the quarter. At December 31, 2021, loans 30 to 89 days delinquent were 0.18% of total loans receivable, net, and loans 90 or more days delinquent or in foreclosure were 0.15% of total loans receivable, net. During the current quarter, net recoveries were $31 thousand.

At December 31, 2021, the Bank had a one-year gap position of $(928.0) million, or (9.7)% of total assets, meaning the amount of interest-bearing liabilities exceeds the amount of interest-earning assets maturing or repricing during the same period. Despite the negative gap, net interest income is projected to increase in a rising interest rate environment due to the assumption that the Bank's deposit balances are not expected to reprice to the full extent of the interest rate change. This assumption is based on a historical analysis of the Bank's deposit pricing behavior.

At times, the Bank has utilized a leverage strategy to increase earnings. The leverage strategy involves borrowing on either the Bank's FHLB line of credit or by entering into short-term FHLB advances with the proceeds from the borrowings, net of the required FHLB stock holdings, being deposited at the Federal Reserve Bank of Kansas City. The leverage strategy was not in place during the current quarter or in recent years as the strategy was not profitable. The strategy did, however, become profitable again in January 2022, and management reimplemented the strategy by entering into $1.80 billion of short-term FHLB advances. It is expected that the strategy will continue to be used as long as it is profitable. The borrowing level related to the strategy may fluctuate while the strategy is in place.

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

Critical Accounting Estimates
Our most critical accounting estimates are the methodologies used to determine the ACL and reserve for off-balance sheet credit exposures and fair value measurements. These estimates are important to the presentation of our financial condition and results of operations, involve a high degree of complexity, and require management to make difficult and subjective judgments that may require assumptions about highly uncertain matters. The use of different judgments, assumptions, and estimates could affect reported results materially. These critical accounting estimates and their application are reviewed at least annually by our audit committee. For a full discussion of our critical accounting estimates, see "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Financial Condition
The following table summarizes the Company's financial condition at the dates indicated.

			Annualized
	December 31,	September 30,	Percent
	2021	2021	Change
	(Dollars in thousands)
Total assets	$9,609,157	$9,631,246	(0.9)%
AFS securities	1,890,653	2,014,608	(24.6)
Loans receivable, net	7,095,605	7,081,142	0.8
Deposits	6,648,004	6,597,396	3.1
Borrowings	1,583,303	1,582,850	0.1
Stockholders' equity	1,216,660	1,242,273	(8.2)
Equity to total assets at end of period	12.7%	12.9%
Average number of basic shares outstanding	135,627	135,571	0.2
Average number of diluted shares outstanding	135,627	135,571	0.2

The decrease in total assets was due primarily to a decrease in securities, partially offset by an increase in cash and cash equivalents. The decrease in securities was due to not reinvesting all of the cash flows from the securities portfolio during the quarter. The increase in deposits was due primarily to an increase in non-maturity deposits, partially offset by a decrease in the certificate of deposit portfolio, as customers moved some of their funds from maturing certificates to more liquid investment options, such as the Bank's money market accounts. There is some uncertainty regarding how long the increased balance of non-maturity deposits will be retained by the Bank as customers return to more normal spending habits and/or choose to invest in higher-yielding investment options outside of the Bank. The Bank may be required to replace deposit outflows with higher costing borrowings, which would increase the cost of funds over time, or with cash flows from maturing securities.

Loans Receivable. The following table presents the balance and weighted average rate of our loan portfolio as of the dates indicated.

	December 31, 2021		September 30, 2021
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
One- to four-family:
Originated	$3,941,568	3.15%	$3,956,064	3.18%
Correspondent purchased	1,991,944	2.97	2,003,477	3.02
Bulk purchased	165,339	1.52	173,662	1.65
Construction	47,508	2.76	39,142	2.82
Total	6,146,359	3.05	6,172,345	3.09
Commercial:
Commercial real estate	687,518	3.98	676,908	4.00
Commercial and industrial	76,254	3.85	66,497	3.83
Construction	105,702	4.04	85,963	4.03
Total	869,474	3.98	829,368	3.99
Consumer loans:
Home equity	84,400	4.59	86,274	4.60
Other	7,825	4.13	8,086	4.19
Total	92,225	4.55	94,360	4.57
Total loans receivable	7,108,058	3.18	7,096,073	3.21

Less:
ACL	17,535		19,823
Discounts/unearned loan fees	29,363		29,556
Premiums/deferred costs	(34,445)		(34,448)
Total loans receivable, net	$7,095,605		$7,081,142

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

	For the Three Months Ended
	December 31, 2021		December 31, 2020
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$7,096,073	3.21%	$7,224,996	3.55%
Originated and refinanced	258,685	3.05	367,636	2.86
Purchased and participations	167,216	2.80	165,833	3.26
Change in undisbursed loan funds	(21,926)		(70,323)
Repayments	(391,779)		(664,052)
Principal recoveries/(charge-offs), net	31		(464)
Other	(242)		—
Ending balance	$7,108,058	3.18	$7,023,626	3.46

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

	For the Three Months Ended
	December 31, 2021			December 31, 2020
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family	$278,612	2.70%	65.4%	$364,165	2.72%	68.2%
One- to four-family construction	34,263	2.80	8.1	34,021	2.76	6.4
Commercial:
Real estate	2,843	4.26	0.7	10,127	3.60	1.9
Commercial and industrial	2,670	3.69	0.6	5,444	3.57	1.0
Construction	31,663	3.25	7.4	4,043	3.89	0.8
Home equity	348	5.17	0.1	473	5.44	0.1
Other	700	5.78	0.2	935	5.27	0.2
Total fixed-rate	351,099	2.79	82.5	419,208	2.77	78.6

Adjustable-rate:
One- to four-family	6,520	2.54	1.6	18,984	2.60	3.5
One- to four-family construction	5,265	2.73	1.2	2,709	2.70	0.5
Commercial:
Real estate	27,326	3.89	6.4	16,978	3.88	3.2
Commercial and industrial	20,344	3.66	4.8	1,138	4.05	0.2
Construction	1,062	3.85	0.2	60,337	4.00	11.3
Home equity	14,095	4.42	3.3	13,790	4.40	2.6
Other	190	2.60	—	325	2.70	0.1
Total adjustable-rate	74,802	3.73	17.5	114,261	3.76	21.4

Total originated, refinanced and purchased	$425,901	2.96	100.0%	$533,469	2.99	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent purchased - one- to four-family	$129,696	2.65		$100,518	2.86
Participations - commercial	31,663	3.25		—	—
Total fixed-rate purchased/participations	161,359	2.77		100,518	2.86

Adjustable-rate:
Correspondent purchased - one- to four-family	857	2.18		5,315	2.66
Participations - commercial	5,000	4.00		60,000	4.00
Total adjustable-rate purchased/participations	5,857	3.73		65,315	3.89
Total purchased/participation loans	$167,216	2.80		$165,833	3.26

One- to Four-Family Loans - The following table presents, for our portfolio of one- to four-family loans, the amount, percent of total, weighted average rate, weighted average credit score, weighted average LTV ratio, and average balance per loan as of December 31, 2021. Credit scores are updated at least annually, with the latest update in September 2021, from a nationally recognized consumer rating agency. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

		% of		Credit		Average
	Amount	Total	Rate	Score	LTV	Balance
	(Dollars in thousands)
Originated	$3,941,568	64.6%	3.15%	771	61%	$153
Correspondent purchased	1,991,944	32.7	2.97	766	64	410
Bulk purchased	165,339	2.7	1.52	771	58	290
	$6,098,851	100.0%	3.05	769	62	196

The following table presents originated and correspondent purchased activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average rates, weighted average LTVs, and weighted average credit scores for the current year-to-date period.

				Credit
	Amount	Rate	LTV	Score
	(Dollars in thousands)
Originated	$194,107	2.75%	70%	764
Correspondent purchased	130,553	2.65	72	775
	$324,660	2.71	71	769

The following table summarizes our one- to four-family loan origination and refinance commitments and one- to four-family correspondent loan purchase commitments as of December 31, 2021, along with associated weighted average rates. Loan commitments generally have fixed expiration dates or other termination clauses and may require the payment of a rate lock fee. It is expected that some of the loan commitments will expire unfunded, so the amounts reflected in the table below are not necessarily indicative of our future cash needs.

	Amount	Rate
	(Dollars in thousands)
Originate/refinance	$84,954	2.85%
Correspondent	66,225	2.63
	$151,179	2.75

Commercial Loans - During the current year period, the Bank originated $49.2 million of commercial loans and entered into commercial loan participations totaling $36.7 million. The Bank also processed commercial loan disbursements, excluding lines of credit, of approximately $70.6 million at a weighted average rate of 3.89%.

The following table presents the Bank's commercial real estate and commercial construction loans and loan commitments by type of primary collateral, as of December 31, 2021. Because the commitments to pay out undisbursed funds are not cancellable by the Bank, unless the loan is in default, we generally anticipate fully funding the related projects.

		Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Count	Principal	Amount	Amount	Commitments	Total	Total
		(Dollars in thousands)
Senior housing	34	$237,020	$58,909	$295,929	$—	$295,929	27.6%
Retail building	140	170,725	44,868	215,593	4,750	220,343	20.5
Hotel	11	136,717	51,755	188,472	6,300	194,772	18.2
Office building	93	49,717	60,134	109,851	1,420	111,271	10.4
Multi-family	37	55,681	10,158	65,839	6,503	72,342	6.7
One- to four-family property	397	61,599	7,693	69,292	1,716	71,008	6.6
Single use building	26	47,639	4,832	52,471	15,750	68,221	6.4
Other	101	34,122	3,765	37,887	230	38,117	3.6
	839	$793,220	$242,114	$1,035,334	$36,669	$1,072,003	100.0%

Weighted average rate		3.99%	3.92%	3.97%	4.18%	3.98%

The following table summarizes the Bank's commercial real estate and commercial construction loans and loan commitments by state as of December 31, 2021.

		Unpaid	Undisbursed	Gross Loan	Outstanding		% of
	Count	Principal	Amount	Amount	Commitments	Total	Total
		(Dollars in thousands)
Kansas	639	$335,579	$50,753	$386,332	$9,996	$396,328	37.0%
Texas	12	138,982	130,790	269,772	3,350	273,122	25.5
Missouri	163	221,409	18,534	239,943	21,823	261,766	24.4
Colorado	6	17,438	18,114	35,552	—	35,552	3.3
Arkansas	3	15,414	18,262	33,676	—	33,676	3.1
Nebraska	6	33,366	4	33,370	—	33,370	3.1
Other	10	31,032	5,657	36,689	1,500	38,189	3.6
	839	$793,220	$242,114	$1,035,334	$36,669	$1,072,003	100.0%

The following table presents the Bank's commercial loan portfolio and outstanding loan commitments, categorized by gross loan amount (unpaid principal plus undisbursed amounts) or outstanding loan commitment amount, as of December 31, 2021.

	Count	Amount
	(Dollars in thousands)
Greater than $30 million	4	$178,756
>$15 to $30 million	16	361,649
>$10 to $15 million	7	84,921
>$5 to $10 million	17	107,297
$1 to $5 million	113	255,218
Less than $1 million	1,270	190,396
	1,427	$1,178,237

As of December 31, 2021 and September 30, 2021, there were commercial loans with an aggregate gross balance, including undisbursed amounts, of $143.5 million and $146.4 million, respectively, with modifications under the Bank's program to support and provide relief to borrowers during the COVID-19 pandemic ("COVID-19 loan modifications") that were still in their deferral period.

Asset Quality

Delinquent and nonaccrual loans and OREO. The following table presents the Company's 30 to 89 day delinquent loans at the dates indicated. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs, if any. Of the loans 30 to 89 days delinquent at December 31, 2021, approximately 73% were 59 days or less delinquent.

	Loans Delinquent for 30 to 89 Days at:
	December 31,		September 30,
	2021		2021
	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	74	$7,009	48	$4,156
Correspondent purchased	11	5,133	7	2,590
Bulk purchased	1	154	4	541
Commercial	2	222	2	37
Consumer	16	164	25	498
	104	$12,682	86	$7,822

Loans 30 to 89 days delinquent
to total loans receivable, net		0.18%		0.11%

The following table presents the Company's nonaccrual loans and OREO at the dates indicated. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs, if any. Nonaccrual loans are loans that are 90 or more days delinquent or in foreclosure and other loans required to be reported as nonaccrual pursuant to accounting and/or regulatory reporting requirements and/or internal policies, even if the loans are current. At all dates presented, there were no loans 90 or more days delinquent that were still accruing interest. Non-performing assets include nonaccrual loans and OREO. Of the one- to four-family COVID-19 loan modifications that had completed the deferral period by December 31, 2021, $5.7 million were 30 to 89 days delinquent and $2.3 million were 90 or more days delinquent as of December 31, 2021. In late March 2020, the Bank suspended the initiation of foreclosure proceedings for owner-occupied one- to four-family loans. At December 31, 2021, there were $5.5 million of nonaccrual one- to four-family loans for which foreclosure proceedings either had been initiated prior to the foreclosure suspension or would have been initiated if the foreclosure suspension were not in place. The foreclosure suspension was lifted in January 2022 resulting in foreclosure proceedings continuing or starting on a portion of the $5.5 million of such loans.

	Nonaccrual Loans and OREO at:
	December 31,		September 30,
	2021		2021
	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	48	$3,943	50	$3,693
Correspondent purchased	10	3,115	10	3,210
Bulk purchased	6	1,945	9	2,974
Commercial	6	1,170	6	1,214
Consumer	25	477	21	498
	95	10,650	96	11,589

Loans 90 or more days delinquent or in foreclosure
as a percentage of total loans		0.15%		0.16%

Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	5	$451	7	$1,288
Correspondent purchased	—	—	—	—
Bulk purchased	—	—	1	131
Commercial	3	62	4	419
Consumer	—	—	1	9
	8	513	13	1,847
Total nonaccrual loans	103	11,163	109	13,436

Nonaccrual loans as a percentage of total loans		0.16%		0.19%

OREO:
One- to four-family:
Originated(2)	2	$319	3	$170
Total non-performing assets	105	$11,482	112	$13,606

Non-performing assets as a percentage of total assets		0.12%		0.14%

(1)Includes loans required to be reported as nonaccrual pursuant to accounting and/or regulatory reporting requirements and/or internal policies, even if the loans are current.
(2)Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

The following table presents the states where the properties securing five percent or more of the total amount of our one- to four-family loans are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at December 31, 2021. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. At December 31, 2021, potential losses, after taking into consideration anticipated private mortgage insurance proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,504,868	57.5%	$5,864	47.7%	$3,805	42.3%	60%
Missouri	1,027,282	16.8	2,644	21.5	689	7.7	42
Texas	594,542	9.8	1,489	12.1	2,150	23.8	48
Other states	972,159	15.9	2,299	18.7	2,359	26.2	56
	$6,098,851	100.0%	$12,296	100.0%	$9,003	100.0%	55

Classified loans. The following table presents loans classified as special mention or substandard at the dates presented. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs, if any. The decrease in commercial special mention loans at December 31, 2021 compared to September 30, 2021 was due mainly to two commercial loans moving to the pass classification during the current quarter as the underlying economic considerations being monitored by management improved to levels deemed appropriate by the Company.

	December 31, 2021		September 30, 2021
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family	$12,971	$21,835	$14,332	$23,458
Commercial	47,093	3,362	99,729	3,259
Consumer	321	676	135	718
	$60,385	$25,873	$114,196	$27,435

Allowance for Credit Losses. The distribution of our ACL and the ratio of ACL to loans receivable, by loan type, at the dates indicated is summarized below. See "Note 4. Loans Receivable and Allowance for Credit Losses" for additional information related to the calculation of ACL as of December 31, 2021.

	Distribution of ACL		Ratio of ACL to Loans Receivable
	December 31,	September 30,	December 31,	September 30,
	2021	2021	2021	2021
	(Dollars in thousands)
One- to four-family:
Originated	$1,611	$1,590	0.04%	0.04%
Correspondent purchased	2,082	2,062	0.10	0.10
Bulk purchased	268	304	0.16	0.18
Construction	28	22	0.06	0.06
Total	3,989	3,978	0.06	0.06
Commercial:
Real estate	11,257	13,706	1.64	2.02
Commercial and industrial	376	344	0.49	0.52
Construction	1,720	1,602	1.63	1.86
Total	13,353	15,652	1.54	1.89
Consumer	193	193	0.21	0.20
Total	$17,535	$19,823	0.25	0.28

The following table presents ACL activity and related ratios at the dates and for the periods indicated. The ratio of net charge-offs (recoveries) ("NCOs") during the current year period to average non-performing assets was a negative percentage compared to a positive percentage in the prior year period due to a net recovery in the current year period and a net charge-off in the prior year period. The ACL to nonaccrual loans at end of period ratio and ACL to loans receivable, net at end of period ratio were lower in the current year period compared to the prior year period due primarily to a lower ACL balance at December 31, 2021. See "Note 4. Loans Receivable and Allowance for Credit Losses" for additional information related to ACL activity by specific loan categories.

	At or For the Three Months Ended
	December 31, 2021	December 31, 2020
	(Dollars in thousands)
Balance at beginning of period	$19,823	$31,527
Adoption of CECL	—	(4,761)
Charge-offs	(15)	(532)
Recoveries	46	68
Net (charge-offs) recoveries	31	(464)
Provision for credit losses	(2,319)	(177)
Balance at end of period	$17,535	$26,125

Ratio of NCOs during the period
to average non-performing assets	(0.25)%	3.44%

ACL to nonaccrual loans at end of period	157.08	184.68

ACL to loans receivable, net at end of period	0.25	0.37

ACL to NCOs (annualized)	N/M(1)	14.1x

(1)This ratio is not presented due to loan recoveries exceeding loan charge-offs during the period.

The following table presents NCOs, average loans, and NCOs as a percentage of average loans, by loan type, for the periods indicated.

	For the Three Months Ended
	December 31, 2021			December 31, 2020
	NCOs	Average Loans	NCOs as a % of Average Loans	NCOs	Average Loans	NCOs as a % of Average Loans
	(Dollars in thousands)
One- to four-family:
Originated	$(5)	$3,929,658	0.00%	$(20)	$3,918,273	0.00%
Correspondent	—	2,035,631	0.00	—	2,064,912	0.00
Bulk purchased	—	170,537	0.00	—	205,803	0.00
Construction	—	41,391	0.00	—	31,216	0.00
Total	(5)	6,177,217	0.00	(20)	6,220,204	0.00
Commercial:
Real estate	(36)	683,277	(0.01)	503	583,853	0.09
Commercial and industrial	10	64,476	0.02	—	85,643	0.00
Construction	—	93,464	0.00	—	100,600	0.00
Total	(26)	841,217	0.00	503	770,096	0.07
Consumer:
Home equity	—	84,886	0.00	(19)	100,432	(0.02)
Other	—	7,908	0.00	—	9,616	0.00
Total	—	92,794	0.00	(19)	110,048	(0.02)
	$(31)	$7,111,228	0.00	$464	$7,100,348	0.01

Securities. The following table presents the distribution of our securities portfolio, at amortized cost, at the dates indicated. Overall, fixed-rate securities comprised 94% of our securities portfolio at December 31, 2021. Weighted average yields on tax-exempt securities are not calculated on a fully tax-equivalent basis.

	December 31, 2021			September 30, 2021
	Amount	Yield	WAL(1)	Amount	Yield	WAL(1)
	(Dollars in thousands)
Fixed-rate securities:
MBS	$1,266,516	1.29%	3.4	$1,363,645	1.30%	3.5
GSE debentures	519,972	0.61	3.6	519,971	0.61	3.7
Municipal bonds	3,344	1.86	0.1	4,274	1.81	0.3
Total fixed-rate securities	1,789,832	1.10	3.5	1,887,890	1.11	3.6

Adjustable-rate securities:
MBS	109,195	2.07	4.6	120,566	1.99	3.2
Total securities portfolio	$1,899,027	1.15	3.5	$2,008,456	1.16	3.5

(1)The weighted average life ("WAL") is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied.

The following table summarizes the activity in our securities portfolio for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning and ending balances are as of the first and last days of the periods presented and are generally derived from recent prepayment activity on the securities in the portfolio. The beginning and ending WALs are the estimated remaining principal repayment terms (in years) after three-month historical prepayment speeds have been applied.

	For the Three Months Ended
	December 31, 2021			December 31, 2020
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$2,014,608	1.16%	3.5	$1,560,950	1.63%	3.1
Maturities and repayments	(107,665)			(152,396)
Net amortization of (premiums)/discounts	(1,764)			(1,017)
Purchases	—	—	—	504,780	0.90	4.9
Change in valuation on AFS securities	(14,526)			1,549
Ending balance - carrying value	$1,890,653	1.16	3.5	$1,913,866	1.40	3.3

Liabilities. Total liabilities were $8.39 billion at both December 31, 2021 and September 30, 2021. During the current quarter, deposits increased $50.6 million, largely offset by a seasonal decrease in advance payments by borrowers for taxes and insurance.

Deposits. The following table presents the amount, weighted average rate and percent of total for the components of our deposit portfolio at the dates presented. The decrease in the deposit portfolio rate from September 30, 2021 to December 31, 2021 was due primarily to retail certificates of deposit repricing to lower offered rates as balances renewed, along with growth in lower costing non-maturity deposits and a decrease in the balance of retail certificates of deposit.

	December 31, 2021			September 30, 2021
			% of			% of
	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Non-interest-bearing checking	$599,969	—%	9.0%	$543,849	—%	8.2%
Interest-bearing checking	1,092,342	0.07	16.4	1,037,362	0.07	15.7
Savings	526,714	0.05	7.9	519,069	0.05	7.9
Money market	1,840,049	0.19	27.7	1,753,525	0.19	26.6
Retail certificates of deposit	2,254,560	1.31	33.9	2,341,531	1.41	35.5
Commercial certificates of deposit	137,419	0.64	2.1	190,215	0.66	2.9
Public unit certificates of deposit	196,951	0.17	3.0	211,845	0.21	3.2
	$6,648,004	0.53	100.0%	$6,597,396	0.59	100.0%

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

The following table presents the maturity of term borrowings, which consist entirely of FHLB advances, along with associated weighted average contractual and effective rates as of December 31, 2021.

	Term Borrowings Amount
Maturity by	FHLB	Interest rate	Total	Contractual	Effective
Fiscal Year	Advances	swaps(1)	Amount	Rate	Rate(2)
	(Dollars in thousands)
2022	$75,000	$—	$75,000	0.29%	0.29%
2023	300,000	—	300,000	1.70	1.81
2024	150,000	165,000	315,000	1.32	2.46
2025	300,000	100,000	400,000	1.33	2.09
2026	250,000	—	250,000	0.96	1.27
2027	150,000	—	150,000	0.93	1.24
2028	—	100,000	100,000	0.56	3.44
	$1,225,000	$365,000	$1,590,000	1.20	1.90

(1)Represents adjustable-rate FHLB advances for which the Bank has entered into interest rate swaps with a notional amount of $365.0 million to hedge the variability in cash flows associated with the advances. These advances are presented based on their contractual maturity dates and will be renewed periodically until the maturity or termination of the interest rate swaps. The expected WAL of the interest rate swaps was 3.8 years at December 31, 2021.
(2)The effective rate includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid.

The following table presents borrowing activity for the periods shown. The borrowings presented in the table have original contractual terms of one year or longer or are tied to interest rate swaps with original contractual terms of one year or longer. The effective rate is shown as a weighted average and includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The weighted average maturity ("WAM") is the remaining weighted average contractual term in years. The beginning and ending WAMs represent the remaining maturity at each date presented. For new borrowings, the WAMs presented are as of the date of issue.

	For the Three Months Ended
	December 31, 2021			December 31, 2020
		Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$1,590,000	1.88%	3.3	$1,790,000	2.31%	3.0
Maturities and prepayments:	(100,000)	3.14	—	(350,000)	2.40	—
New FHLB borrowings:	100,000	3.44	6.5	300,000	2.12	2.7
Ending balance	$1,590,000	1.90	3.1	$1,740,000	2.26	3.0
Maturities of Interest-Bearing Liabilities. The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail/commercial and public unit amounts, and term borrowings for the next four quarters as of December 31, 2021.

	March 31,	June 30,	September 30,	December 31,
	2022	2022	2022	2022	Total
	(Dollars in thousands)
Retail/Commercial Certificates:
Amount	$335,106	$372,663	$425,009	$314,564	$1,447,342
Repricing Rate	1.12%	1.01%	1.39%	1.24%	1.20%
Public Unit Certificates:
Amount	$83,428	$66,181	$29,003	$5,000	$183,612
Repricing Rate	0.25%	0.11%	0.09%	0.10%	0.17%
Term Borrowings:(1)
Amount	$—	$—	$75,000	$—	$75,000
Repricing Rate	—%	—%	0.29%	—%	0.29%
Total
Amount	$418,534	$438,844	$529,012	$319,564	$1,705,954
Repricing Rate	0.94%	0.88%	1.17%	1.22%	1.05%

(1)The maturity date for FHLB advances tied to interest rate swaps is based on the maturity date of the related interest rate swap.

The following table sets forth the WAM information for our certificates of deposit, in years, as of December 31, 2021.

Retail certificates of deposit	1.2
Commercial certificates of deposit	0.5
Public unit certificates of deposit	0.4
Total certificates of deposit	1.1

Stockholders' Equity. During the current quarter, the Company paid cash dividends totaling $41.4 million. These cash dividends totaled $0.305 per share and consisted of a $0.22 per share cash true-up dividend related to fiscal year 2021 earnings and a regular quarterly cash dividend of $0.085 per share. On January 25, 2022, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $11.5 million, payable on February 18, 2022 to stockholders of record as of the close of business on February 4, 2022. In the long run, management considers the Bank's equity to total assets ratio of at least 9% an appropriate level of capital. At December 31, 2021, this ratio was 11.5%.

At December 31, 2021, Capitol Federal Financial, Inc., at the holding company level, had $70.8 million in cash on deposit at the Bank. For fiscal year 2022, it is the intention of the Board of Directors to continue the payout of 100% of the Company's earnings to the Company's stockholders. Dividend payments depend upon a number of factors, including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company level.

There remains $44.7 million authorized under the existing stock repurchase plan for additional purchases of the Company's common stock. Shares may be repurchased from time to time based upon market conditions, available liquidity and other factors. This plan has no expiration date; however, the FRB's existing approval for the Company to repurchase shares extends through August 2022.

The Company works to find multiple ways to provide stockholder value. This has primarily been through the payment of cash dividends and stock buybacks. The Company has maintained a policy of paying out 100% of its earnings to stockholders in the form of quarterly cash dividends and an annual cash true-up dividend in December of each year. In order to provide additional stockholder value, the Company paid a True Blue Capitol cash dividend of $0.25 per share in June for six consecutive years ending in 2019. Given the state of economic uncertainty, the Company elected to defer the True Blue dividend originally planned for June 2020. In June 2021, the Company paid a True Blue Capitol cash dividend of $0.40 per share. This cash dividend represented a $0.20 per share cash dividend from fiscal year 2020 and a $0.20 per share cash dividend from fiscal year 2021. The Company has paid the True Blue Capitol dividend primarily due to excess capital levels at the Company and Bank. The Company considers various business strategies and their impact on capital and asset measures on both a current and future basis, as well as regulatory capital levels and requirements, in determining the amount, if any, and timing of the True Blue dividend.

The following table presents regular quarterly cash dividends and special cash dividends paid in calendar years 2022, 2021, and 2020. The amounts represent cash dividends paid during each period. For the quarter ending March 31, 2022, the amount presented represents the dividend payable on February 18, 2022 to stockholders of record as of the close of business on February 4, 2022.

	Calendar Year
	2022		2021		2020
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$11,535	$0.085	$11,518	$0.085	$11,733	$0.085
Quarter ended June 30	—	—	11,516	0.085	11,733	0.085
Quarter ended September 30	—	—	11,518	0.085	11,733	0.085
Quarter ended December 31	—	—	11,535	0.085	11,514	0.085
True-up dividends paid	—	—	29,850	0.220	17,614	0.130
True Blue dividends paid	—	—	54,210	0.400	—	—
Calendar year-to-date dividends paid	$11,535	$0.085	$130,147	$0.960	$64,327	$0.470

Operating Results
The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2021	2021	2021	2021	2020
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$55,788	$57,139	$54,779	$57,285	$60,694
MBS	4,625	4,900	5,360	5,429	5,710
FHLB stock	1,231	952	944	951	1,069
Investment securities	808	750	763	629	683
Cash and cash equivalents	14	27	26	40	51
Total interest and dividend income	62,466	63,768	61,872	64,334	68,207

Interest expense:
Deposits	9,267	10,335	11,475	12,529	14,067
Borrowings	7,585	7,889	7,826	8,732	10,327
Total interest expense	16,852	18,224	19,301	21,261	24,394

Net interest income	45,614	45,544	42,571	43,073	43,813

Provision for credit losses	(3,439)	(1,323)	(2,691)	(2,964)	(1,532)

Net interest income
(after provision for credit losses)	49,053	46,867	45,262	46,037	45,345

Non-interest income	5,506	5,303	5,236	12,477	5,070
Non-interest expense	26,694	28,247	27,602	32,653	27,067
Income tax expense	5,679	5,370	4,709	5,417	4,450
Net income	$22,186	$18,553	$18,187	$20,444	$18,898

Efficiency ratio	52.22%	55.55%	57.73%	58.78%	55.37%

Basic EPS	$0.16	$0.14	$0.13	$0.15	$0.14
Diluted EPS	0.16	0.14	0.13	0.15	0.14

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

	For the Three Months Ended
	December 31, 2021			September 30, 2021			December 31, 2020
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate	Amount	Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
One- to four-family loans:
Originated	$3,971,049	$32,422	3.27%	$3,974,876	$32,979	3.32%	$3,949,489	$35,961	3.64%
Correspondent purchased	2,035,631	12,746	2.50	2,024,372	12,942	2.56	2,064,912	12,932	2.50
Bulk purchased	170,537	610	1.43	177,233	730	1.65	205,803	1,112	2.16
Total one- to four-family loans	6,177,217	45,778	2.96	6,176,481	46,651	3.02	6,220,204	50,005	3.22
Commercial loans	841,217	8,943	4.16	811,731	9,378	4.52	770,096	9,404	4.78
Consumer loans	92,794	1,067	4.56	95,449	1,110	4.61	110,048	1,285	4.65
Total loans receivable(1)	7,111,228	55,788	3.13	7,083,661	57,139	3.21	7,100,348	60,694	3.41
MBS(2)	1,435,562	4,625	1.29	1,510,421	4,900	1.30	1,302,074	5,710	1.75
Investment securities(2)(3)	523,931	808	0.62	500,104	750	0.60	431,493	683	0.63
FHLB stock	73,481	1,231	6.64	72,699	952	5.19	85,187	1,069	4.99
Cash and cash equivalents	37,221	14	0.15	69,501	27	0.15	201,468	51	0.10
Total interest-earning assets	9,181,423	62,466	2.71	9,236,386	63,768	2.75	9,120,570	68,207	2.98
Other non-interest-earning assets	412,115			445,371			453,422
Total assets	$9,593,538			$9,681,757			$9,573,992

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$1,052,413	179	0.07	$1,023,926	183	0.07	$900,674	223	0.10
Savings	520,770	70	0.05	514,253	71	0.05	442,906	68	0.06
Money market	1,767,134	825	0.19	1,729,080	907	0.21	1,474,720	1,184	0.32
Retail certificates	2,298,678	7,835	1.35	2,374,089	8,651	1.45	2,591,007	11,794	1.81
Commercial certificates	169,200	272	0.64	204,262	352	0.68	154,829	384	0.99
Wholesale certificates	199,692	86	0.17	246,739	171	0.27	251,634	414	0.66
Total deposits	6,007,887	9,267	0.61	6,092,349	10,335	0.67	5,815,770	14,067	0.96
Borrowings(4)	1,589,258	7,585	1.88	1,582,554	7,889	1.97	1,775,380	10,327	2.30
Total interest-bearing liabilities	7,597,145	16,852	0.88	7,674,903	18,224	0.94	7,591,150	24,394	1.28
Non-interest-bearing deposits	550,492			539,575			460,190
Other non-interest-bearing liabilities	209,890			220,294			240,476
Stockholders' equity	1,236,011			1,246,985			1,282,176
Total liabilities and stockholders' equity	$9,593,538			$9,681,757			$9,573,992

Net interest income(5)		$45,614			$45,544			$43,813
Net interest-earning assets	$1,584,278			$1,561,483			$1,529,420
Net interest margin(6)			1.99			1.97			1.92
Ratio of interest-earning assets to interest-bearing liabilities			1.21x			1.20x			1.20x

Selected performance ratios:
Return on average assets (annualized)			0.93%			0.77%			0.79%
Return on average equity (annualized)			7.18			5.95			5.90
Average equity to average assets			12.88			12.88			13.39
Operating expense ratio(7)			1.11			1.17			1.13
Efficiency ratio(8)			52.22			55.55			55.37

(1)Balances are adjusted for unearned loan fees and deferred costs.  Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS securities are adjusted for unamortized purchase premiums or discounts.
(3)The average balance of investment securities includes an average balance of nontaxable securities of $4.0 million, $4.9 million, and $9.1 million for the three months ended December 31, 2021, September 30, 2021, and December 31, 2020, respectively.
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
(6)Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.
(7)The operating expense ratio represents annualized non-interest expense as a percentage of average assets.
(8)The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income.

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

	For the Three Months Ended
	December 31, 2021 vs. September 30, 2021			December 31, 2021 vs. December 31, 2020
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$311	$(1,662)	$(1,351)	$317	$(5,223)	$(4,906)
MBS	(241)	(34)	(275)	542	(1,627)	(1,085)
Investment securities	36	22	58	143	(18)	125
FHLB stock	11	268	279	(161)	323	162
Cash and cash equivalents	(13)	—	(13)	(55)	18	(37)
Total interest-earning assets	104	(1,406)	(1,302)	786	(6,527)	(5,741)

Interest-bearing liabilities:
Checking	5	(9)	(4)	33	(77)	(44)
Savings	1	(2)	(1)	11	(9)	2
Money market	19	(102)	(83)	203	(562)	(359)
Certificates of deposit	(497)	(483)	(980)	(1,277)	(3,122)	(4,399)
Borrowings	4	(308)	(304)	(994)	(1,748)	(2,742)
Total interest-bearing liabilities	(468)	(904)	(1,372)	(2,024)	(5,518)	(7,542)

Net change in net interest income	$572	$(502)	$70	$2,810	$(1,009)	$1,801

Comparison of Operating Results for the Three Months Ended December 31, 2021 and September 30, 2021

For the quarter ended December 31, 2021, the Company recognized net income of $22.2 million, or $0.16 per share, compared to net income of $18.6 million, or $0.14 per share, for the quarter ended September 30, 2021. The increase in net income was due primarily to a higher negative provision for credit losses compared to the prior quarter and lower non-interest expense. The net interest margin increased two basis points, from 1.97% for the prior quarter to 1.99% for the current quarter, due mainly to a decrease in the cost of retail certificates of deposit.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2021	2021	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$55,788	$57,139	$(1,351)	(2.4)%
MBS	4,625	4,900	(275)	(5.6)
FHLB stock	1,231	952	279	29.3
Investment securities	808	750	58	7.7
Cash and cash equivalents	14	27	(13)	(48.1)
Total interest and dividend income	$62,466	$63,768	$(1,302)	(2.0)

The decrease in interest income on loans receivable was primarily in the one-to four-family portfolio due to a reduction in the weighted average rate of the portfolio due to originations, purchases, refinances and endorsements to lower market rates and payoffs of higher rate loans, along with a reduction in commercial loan deferred fee amortization related to the PPP. The decrease in interest income on MBS was due primarily to a decrease in the average balance of the portfolio. The increase in dividend income on FHLB stock was due mainly to a special year-end dividend of 1.00% paid by FHLB during the current quarter.

Interest Expense
The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2021	2021	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$9,267	$10,335	$(1,068)	(10.3)%
Borrowings	7,585	7,889	(304)	(3.9)
Total interest expense	$16,852	$18,224	$(1,372)	(7.5)
The decrease in interest expense on deposits was due primarily to a decrease in the weighted average rate and the average balance of the retail certificate of deposit portfolio. See "Financial Condition" above for additional information on deposits. The decrease in interest expense on borrowings was due to the full impact during the current quarter of certain FHLB advances being replaced at lower rates during the prior quarter.

Provision for Credit Losses
For the quarter ended December 31, 2021, the Bank recorded a negative provision for credit losses of $3.4 million, compared to a negative provision for credit losses of $1.3 million for the prior quarter. The negative provision in the current quarter was comprised of a $2.3 million decrease in the ACL for loans due primarily to a reduction in the balance of special mention commercial loans and a $1.1 million decrease in reserves for off-balance sheet credit exposures due mainly to continued improving economic conditions.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2021	2021	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$3,430	$3,294	$136	4.1%
Insurance commissions	711	781	(70)	(9.0)
Other non-interest income	1,365	1,228	137	11.2
Total non-interest income	$5,506	$5,303	$203	3.8

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2021	2021	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$13,728	$14,600	$(872)	(6.0)%
Information technology and related expense	4,432	4,354	78	1.8
Occupancy, net	3,379	3,639	(260)	(7.1)
Regulatory and outside services	1,368	1,476	(108)	(7.3)
Advertising and promotional	1,064	1,404	(340)	(24.2)
Deposit and loan transaction costs	697	638	59	9.2
Federal insurance premium	639	657	(18)	(2.7)
Office supplies and related expense	468	426	42	9.9
Other non-interest expense	919	1,053	(134)	(12.7)
Total non-interest expense	$26,694	$28,247	$(1,553)	(5.5)

The decrease in salaries and employee benefits was primarily related to incentive compensation, as fiscal year 2021 incentives were finalized during the prior quarter. The decrease in occupancy, net was due mainly to decreases in utilities, which was mainly weather related, and building maintenance expenses due to the timing of certain repairs and maintenance. The decrease in advertising and promotional expense was due primarily to the timing of campaigns.

The Company's efficiency ratio was 52.22% for the current quarter compared to 55.55% for the prior quarter. The improvement in the efficiency ratio was due primarily to lower non-interest expense. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A lower value indicates that the financial institution is generating revenue with a lower level of expense, relative to the net interest margin and non-interest income.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2021	2021	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$27,865	$23,923	$3,942	16.5%
Income tax expense	5,679	5,370	309	5.8
Net income	$22,186	$18,553	$3,633	19.6

Effective Tax Rate	20.4%	22.4%

The increase in income tax expense was due primarily to higher pretax income, partially offset by a lower effective tax rate in the current quarter. The effective tax rate was higher in the prior quarter due mainly to year-end adjustments of permanent tax differences, specifically the Company's low income housing partnership amounts. Management anticipates the effective income tax rate for fiscal year 2022 will be approximately 21%.

Comparison of Operating Results for the Three Months Ended December 31, 2021 and 2020

The Company recognized net income of $22.2 million, or $0.16 per share, for the current quarter compared to net income of $18.9 million, or $0.14 per share, for the prior year quarter. The increase in net income was due primarily to a higher negative provision for credit losses in the current quarter and an increase in net interest income. The net interest margin increased seven basis points, from 1.92% for the prior year quarter to 1.99% for the current quarter. The increase in net interest income and net interest margin was due mainly to a reduction in the average cost and balance of certificates of deposit and borrowings, which together outpaced the decrease in asset yields.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2021	2020	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$55,788	$60,694	$(4,906)	(8.1)%
MBS	4,625	5,710	(1,085)	(19.0)
FHLB stock	1,231	1,069	162	15.2
Investment securities	808	683	125	18.3
Cash and cash equivalents	14	51	(37)	(72.5)
Total interest and dividend income	$62,466	$68,207	$(5,741)	(8.4)

The decrease in interest income on loans receivable was due mainly to a decrease in the weighted average rate, primarily in the one- to four-family originated loan portfolio. The premium amortization related to the one- to four-family correspondent loan portfolio decreased significantly compared to the prior year quarter due to the slow-down in prepayments and endorsements; however, the decrease in the weighted average loan portfolio rate more than offset the reduction in premium amortization. The decrease in the weighted average rate for the one- to four-family originated and correspondent loan portfolios was due to endorsements and refinances to lower market rates and the origination and purchase of new loans at lower market rates.

The decrease in interest income on the MBS portfolio was due to a decrease in the weighted average yield as a result of higher premium amortization related to prepayment activity, along with purchases at lower market yields, partially offset by an increase in the average balance of the portfolio.

Interest Expense
The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2021	2020	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$9,267	$14,067	$(4,800)	(34.1)%
Borrowings	7,585	10,327	(2,742)	(26.6)
Total interest expense	$16,852	$24,394	$(7,542)	(30.9)

The decrease in interest expense on deposits was due mainly to a decrease in the weighted average rate paid on retail certificates of deposit, money market accounts, and wholesale certificates of deposit. Retail certificates of deposit continue to reprice downward as they renew or are replaced at lower offered rates, and rates on money market accounts were also lowered between periods.

The decrease in interest expense on borrowings was due primarily to lowering the cost of FHLB advances by terminating or not renewing certain interest rate swap agreements, not replacing certain maturing FHLB advances, and prepaying certain advances during fiscal year 2021. Cash flows from the deposit portfolio were used to pay down certain FHLB advances.
Provision for Credit Losses
The Bank recorded a negative provision for credit losses during the current quarter of $3.4 million, compared to a negative provision for credit losses of $1.5 million during the prior year quarter. See additional information regarding the current quarter negative provision for credit losses in the "Comparison of Operating Results for the Three Months Ended December 31, 2021 and September 30, 2021" section above.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2021	2020	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$3,430	$2,947	$483	16.4%
Insurance commissions	711	638	73	11.4
Other non-interest income	1,365	1,485	(120)	(8.1)
Total non-interest income	$5,506	$5,070	$436	8.6

The increase in deposit service fees was due primarily to an increase in debit card income as a result of higher transaction volume, along with an increase in the amount per transaction. The decrease in other non-interest income was primarily related to lower income from BOLI, due to receiving death benefits during the prior year quarter, compared to none during the current quarter

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2021	2020	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$13,728	$14,138	$(410)	(2.9)%
Information technology and related expense	4,432	4,233	199	4.7
Occupancy, net	3,379	3,379	—	—
Regulatory and outside services	1,368	1,585	(217)	(13.7)
Advertising and promotional	1,064	838	226	27.0
Deposit and loan transaction costs	697	766	(69)	(9.0)
Federal insurance premium	639	621	18	2.9
Office supplies and related expense	468	424	44	10.4
Other non-interest expense	919	1,083	(164)	(15.1)
Total non-interest expense	$26,694	$27,067	$(373)	(1.4)

The decrease in salaries and employee benefits was due primarily to a decrease in loan commissions related to lower loan origination activity in the current quarter. The increase in advertising and promotional expense was due mainly to adjustments to advertising schedules during the prior year related to the COVID-19 pandemic.

The Company's efficiency ratio was 52.22% for the current year period compared to 55.37% for the prior year period. The improvement in the efficiency ratio was due primarily to higher net interest income, as well as lower non-interest expense and higher non-interest income.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$27,865	$23,348	$4,517	19.3%
Income tax expense	5,679	4,450	1,229	27.6
Net income	$22,186	$18,898	$3,288	17.4

Effective Tax Rate	20.4%	19.1%

The increase in income tax expense was due primarily to higher pretax income in the current year, as well as a higher effective tax rate compared to the prior year. The higher effective tax rate in the current quarter compared to the prior year quarter was due primarily to a lower amount of favorable provision-to-return adjustments compared to the prior year quarter.

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

In the event short-term liquidity needs exceed available cash, the Bank has access to a line of credit at FHLB and the FRB of Kansas City's discount window. See "Part I, Item 1. Business - Sources of Funds" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2021 for information regarding limits on the Bank's FHLB borrowings. The amount that can be borrowed from the FRB of Kansas City's discount window is based upon the fair value of securities pledged as collateral and certain other characteristics of those securities. Management tests the Bank's access to the FRB of Kansas City's discount window annually with a nominal, overnight borrowing.

If management observes unusual trends in the amount and frequency of line of credit utilization and/or short-term borrowings, the Bank will likely utilize long-term wholesale borrowing sources such as FHLB advances and/or repurchase agreements to provide long-term, fixed-rate funding. The maturities of these long-term borrowings are generally staggered in order to mitigate the risk of a highly negative cash flow position at maturity. The Bank's internal policy limits total borrowings to 55% of total assets. At December 31, 2021, the Bank had total borrowings, at par, of $1.59 billion, or approximately 16% of total assets, all of which were FHLB advances. Of this amount, $75.0 million were advances scheduled to mature in the next 12 months. All FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB.

At December 31, 2021, the Bank had no repurchase agreements. The Bank may enter into repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to the total borrowings internal policy limit of 55% as discussed above.

The Bank could utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At December 31, 2021, the Bank had $1.61 billion of securities that were eligible but unused as collateral for borrowing or other liquidity needs.

The Bank has access to other sources of funds for liquidity purposes, such as brokered and public unit certificates of deposit. As of December 31, 2021, the Bank's policy allowed for combined brokered and public unit certificates of deposit up to 15% of total deposits. At December 31, 2021, the Bank did not have any brokered certificates of deposit, and public unit certificates of deposit were approximately 3% of total deposits. The Bank had pledged securities with an estimated fair value of $234.9 million as collateral for public unit certificates of deposit at December 31, 2021. The securities pledged as collateral for public unit certificates of deposit are held under joint custody with FHLB and generally will be released upon deposit maturity.

At December 31, 2021, $1.63 billion of the Bank's certificate of deposit portfolio was scheduled to mature within the next 12 months, including $183.6 million of public unit certificates of deposit and $125.8 million of commercial certificates of deposit. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products of the Bank at prevailing rates, although no assurance can be given in this regard.  Due to the nature of commercial certificates of deposit, retention rates are not as predictable as for retail certificates of deposit. We also anticipate the majority of the maturing public unit certificates of deposit will be replaced with similar wholesale funding products, depending on availability and pricing.

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

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action ("PCA"). Qualifying institutions that elect to use the CBLR framework, such as the Bank and the Company, that maintain the required minimum leverage ratio will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the capital requirements for the well capitalized category under the agencies' PCA framework. As of December 31, 2021, the Bank's CBLR was 11.6% and the Company's CBLR was 12.8%, which exceeded the minimum requirements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Asset and Liability Management and Market Risk
For a complete discussion of the Bank's asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Bank's portfolios, see "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K for the year ended September 30, 2021. The analysis presented in the tables below reflects the level of market risk at the Bank, including the cash the holding company has on deposit at the Bank.

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

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$1,659,016	$1,723,382	$1,145,304	$2,574,726	$7,102,428
Securities(2)	397,682	501,673	603,831	395,841	1,899,027
Other interest-earning assets	105,129	—	—	—	105,129
Total interest-earning assets	2,161,827	2,225,055	1,749,135	2,970,567	9,106,584

Interest-bearing liabilities:
Non-maturity deposits(3)	1,382,421	439,232	381,353	1,926,824	4,129,830
Certificates of deposit	1,630,954	770,386	186,967	623	2,588,930
Borrowings(4)	76,446	718,036	553,236	279,495	1,627,213
Total interest-bearing liabilities	3,089,821	1,927,654	1,121,556	2,206,942	8,345,973

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(927,994)	$297,401	$627,579	$763,625	$760,611

Cumulative excess of interest-earning assets over
interest-bearing liabilities	$(927,994)	$(630,593)	$(3,014)	$760,611

Cumulative excess of interest-earning assets over interest-bearing liabilities as a percent of total Bank assets at:
December 31, 2021	(9.66)%	(6.56)%	(0.03)%	7.92%
September 30, 2021	(6.90)

Cumulative one-year gap - interest rates +200 bps at:
December 31, 2021	(14.97)
September 30, 2021	(13.40)

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
(2)MBS reflect projected prepayments at amortized cost. Investment securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of December 31, 2021, at amortized cost.
(3)Although the Bank's checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts is based on assumptions developed from our actual experiences with these accounts. If all of the Bank's checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $3.68 billion, for a cumulative one-year gap of (38.3)% of total assets.
(4)Borrowings exclude deferred prepayment penalty costs. Included in this line item are $365.0 million of FHLB adjustable-rate advances tied to interest rate swaps. The repricing for these liabilities is projected to occur at the maturity date of each interest rate swap.

At December 31, 2021, the Bank's gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $(928.0) million, or (9.7)% of total assets, compared to $(664.1) million, or (6.9)% of total assets, at September 30, 2021. The change in the one-year gap amount was due primarily to an increase in the amount of non-maturity deposits projected to reprice at December 31, 2021 compared to September 30, 2021. In addition, the amount of assets projected to reprice decreased due to higher interest rates at December 31, 2021 compared to September 30, 2021 which resulted in slower prepay projections on the Bank's mortgage-related assets.

The majority of interest-earning assets anticipated to reprice in the coming year are repayments and prepayments on one- to four-family loans and MBS, both of which include the option to prepay without a fee being paid by the contract holder. The amount of interest-bearing liabilities expected to reprice in a given period is not typically significantly impacted by changes in interest rates, because the Bank's borrowings and certificate of deposit portfolios have contractual maturities and generally cannot be terminated early without a prepayment penalty. If interest rates were to increase 200 basis points, as of December 31, 2021, the Bank's one-year gap is projected to be $(1.44) billion, or (15.0)% of total assets. The change in the gap compared to when there is no change in rates is due to lower anticipated net cash flows primarily due to lower repayments on mortgage-related assets in the higher rate environment. This compares to a one-year gap of $(1.29) billion, or (13.4)% of total assets, if interest rates were to have increased 200 basis points as of September 30, 2021.

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

Change	Net Interest Income At
(in Basis Points)	December 31, 2021			September 30, 2021
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
000 bp	$186,813	$—	—%	$185,285	$—	—%
+100 bp	191,503	4,690	2.51	190,060	4,775	2.58
+200 bp	193,590	6,777	3.63	191,998	6,713	3.62
+300 bp	194,833	8,020	4.29	192,590	7,305	3.94

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The net interest income projection was higher in the base case scenario at December 31, 2021 compared to September 30, 2021 due to an increase in the income projections on loans receivable and FHLB stock. The interest income projection on loans receivable was higher due to a higher balance and interest rates at December 31, 2021 compared to September 30, 2021. The increase in the dividend income projection on FHLB stock was due to an increase in the regular quarterly dividend yield on FHLB stock during the quarter ended December 31, 2021.

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

Change	Market Value of Portfolio Equity At
(in Basis Points)	December 31, 2021			September 30, 2021
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
000 bp	$1,446,094	$—	—%	$1,451,795	$—	—%
+100 bp	1,335,857	(110,237)	(7.62)	1,354,766	(97,029)	(6.68)
+200 bp	1,142,546	(303,548)	(20.99)	1,170,646	(281,149)	(19.37)
+300 bp	938,957	(507,137)	(35.07)	968,543	(483,252)	(33.29)

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The percentage change in the Bank's MVPE at December 31, 2021 and September 30, 2021 was negative in all scenarios. The negative impact to the Bank's MVPE is greater at December 31, 2021 compared to September 30, 2021 due primarily to an increase in the duration of the Bank's mortgage-related assets at December 31, 2021 compared to September 30, 2021. This was due in part to higher interest rates at December 31, 2021. As interest rates increase, borrowers have less economic incentive to refinance their mortgages and agency debt issuers have less economic incentive or opportunity to exercise their call options in order to issue new debt at lower interest rates, resulting in lower projected cash flows on these assets. As interest rates increase in the rising rate scenarios, repayments on mortgage-related assets are more likely to decrease and only be realized through significant changes in borrowers' lives such as divorce, death, job-related relocations, or other events as there is less economic incentive for borrowers to prepay their debt, resulting in an increase in the average life of mortgage-related assets. Similarly, call projections for the Bank's callable agency debentures decrease as interest rates rise, which results in cash flows related to these assets moving closer to the contractual maturity dates. The higher expected average lives of these assets, relative to the assumptions in the base case interest rate environment, increases the sensitivity of their market value to changes in interest rates. In addition, as mortgage loans are refinanced or endorsed to lower interest rates, their average lives also increase as further prepayments are expected to be diminished.

The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates for our interest-earning assets and interest-bearing liabilities as of December 31, 2021. Yields presented for interest-earning assets include the amortization of fees, costs, premiums and discounts, which are considered adjustments to the yield. The interest rate presented for term borrowings is the effective rate, which includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The WAL presented for term borrowings includes the effect of interest rate swaps.

	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Securities	$1,890,653	1.15%	4.0	—%	20.5%
Loans receivable:
Fixed-rate one- to four-family	5,563,567	3.11	5.6	78.3%	60.4
Fixed-rate commercial	454,400	4.15	3.6	6.4	4.9
All other fixed-rate loans	59,954	3.52	6.7	0.9	0.7
Total fixed-rate loans	6,077,921	3.19	5.5	85.6	66.0
Adjustable-rate one- to four-family	535,284	2.39	4.1	7.5	5.8
Adjustable-rate commercial	415,074	4.07	7.2	5.8	4.5
All other adjustable-rate loans	79,779	4.23	2.5	1.1	0.9
Total adjustable-rate loans	1,030,137	3.21	5.2	14.4	11.2
Total loans receivable	7,108,058	3.19	5.4	100.0%	77.2
FHLB stock(1)	75,261	6.56	3.1		0.8
Cash and cash equivalents	135,475	0.12	—		1.5
Total interest-earning assets	$9,209,447	2.75	5.0		100.0%

Non-maturity deposits	$3,459,105	0.13	5.6	57.2%	45.3%
Retail certificates of deposit	2,254,560	1.31	1.2	37.3	29.5
Commercial certificates of deposit	137,419	0.64	0.5	2.3	1.8
Public unit certificates of deposit	196,951	0.17	0.4	3.2	2.6
Total interest-bearing deposits	6,048,035	0.58	3.7	100.0%	79.2
Term borrowings	1,590,000	1.90	3.1		20.8
Total interest-bearing liabilities	$7,638,035	0.86	3.5		100.0%
(1)The FHLB stock yield as of December 31, 2021 includes a special year-end dividend paid by FHLB. Excluding this special year-end dividend, the FHLB stock yield as of December 31.2021 would have been 5.59%.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of December 31, 2021. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2021, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The Company and the Bank are involved as plaintiff or defendant in various legal actions arising in the normal course of business. In our opinion, after consultation with legal counsel, we believe it unlikely that such pending legal actions will have a material adverse effect on our financial condition, results of operations or liquidity.

Item 1A. Risk Factors
There have been no changes to our risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
See "Liquidity and Capital Resources - Capital" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding OCC restrictions on dividends from the Bank to the Company.

The following table summarizes our stock repurchase activity during the three months ended December 31, 2021 and additional information regarding our stock repurchase program. The Company has $44.7 million of common stock authorized under its existing stock repurchase plan. There is no expiration for this repurchase plan; however, the Federal Reserve Bank's existing approval for the Company to repurchase shares is through August 2022. Shares may be repurchased from time to time in the open-market or in privately negotiated transactions based upon market conditions and available liquidity.

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the
	Purchased	per Share	or Programs	Plans or Programs
October 1, 2021 through
October 31, 2021	—	$—	—	$44,665,205
November 1, 2021 through
November 30, 2021	—	—	—	44,665,205
December 1, 2021 through
December 31, 2021	—	—	—	44,665,205
Total	—	—	—	44,665,205

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

101
The following information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021, filed with the Securities and Exchange Commission on February 9, 2022, has been formatted in Inline eXtensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets at December 31, 2021 and September 30, 2021, (ii) Consolidated Statements of Income for the three months ended December 31, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the three months ended December 31, 2021 and 2020, (iv) Consolidated Statements of Stockholders' Equity for the three months ended December 31, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the three months ended December 31, 2021 and 2020, and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and included in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: February 9, 2022	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and Chief Executive Officer

Date: February 9, 2022	By:	/s/ Kent G. Townsend
Kent G. Townsend, Executive Vice President,
Chief Financial Officer and Treasurer