Form 10-Q
period 2022-03-31
Capitol Federal Financial, Inc.
filed 2022-05-09
CIK 1490906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
Form 10-Q
________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

As of May 3, 2022, there were 138,855,284 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except per share amounts)

	March 31,	September 30,
	2022	2021
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $110,444 and $24,289)	$166,869	$42,262
Available-for-sale ("AFS") securities, at estimated fair value (amortized cost of $1,875,361 and $2,008,456)	1,780,419	2,014,608
Loans receivable, net (allowance for credit losses ("ACL") of $15,312 and $19,823)	7,108,810	7,081,142
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	74,456	73,421
Premises and equipment, net	96,952	99,127
Deferred income tax assets, net	12,399	—
Other assets	291,391	320,686
TOTAL ASSETS	$9,531,296	$9,631,246

LIABILITIES:
Deposits	$6,614,844	$6,597,396
Borrowings	1,583,747	1,582,850
Advance payments by borrowers for taxes and insurance	65,901	72,729
Income taxes payable, net	1,113	918
Deferred income tax liabilities, net	—	5,810
Other liabilities	90,939	129,270
Total liabilities	8,356,544	8,388,973

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 138,846,684 and 138,832,284 shares issued and outstanding as of March 31, 2022 and September 30, 2021, respectively	1,388	1,388
Additional paid-in capital	1,189,999	1,189,633
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(30,561)	(31,387)
Retained earnings	89,833	98,944
Accumulated other comprehensive (loss) income ("AOCI"), net of tax	(75,907)	(16,305)
Total stockholders' equity	1,174,752	1,242,273
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,531,296	$9,631,246

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
INTEREST AND DIVIDEND INCOME:
Loans receivable	$55,412	$57,285	$111,200	$117,979
Mortgage-backed securities ("MBS")	4,821	5,429	9,446	11,139
FHLB stock	2,240	951	3,471	2,020
Investment securities	800	629	1,608	1,312
Cash and cash equivalents	949	40	963	91
Total interest and dividend income	64,222	64,334	126,688	132,541
INTEREST EXPENSE:
Deposits	8,389	12,529	17,656	26,596
Borrowings	8,732	8,732	16,317	19,059
Total interest expense	17,121	21,261	33,973	45,655
NET INTEREST INCOME	47,101	43,073	92,715	86,886
PROVISION FOR CREDIT LOSSES	(3,188)	(2,964)	(6,627)	(4,496)
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	50,289	46,037	99,342	91,382
NON-INTEREST INCOME:
Deposit service fees	3,300	2,814	6,730	5,761
Insurance commissions	543	888	1,254	1,526
Gain on sale of Visa Class B shares	—	7,386	—	7,386
Other non-interest income	1,573	1,389	2,938	2,874
Total non-interest income	5,416	12,477	10,922	17,547
NON-INTEREST EXPENSE:
Salaries and employee benefits	14,023	13,397	27,751	27,535
Information technology and related expense	4,493	4,599	8,925	8,832
Occupancy, net	3,493	3,523	6,872	6,902
Regulatory and outside services	1,272	1,234	2,640	2,819
Advertising and promotional	1,494	1,484	2,558	2,322
Federal insurance premium	777	634	1,416	1,255
Deposit and loan transaction costs	689	664	1,386	1,430
Office supplies and related expense	502	463	970	887
Loss on interest rate swap termination	—	4,752	—	4,752
Other non-interest expense	1,217	1,903	2,136	2,986
Total non-interest expense	27,960	32,653	54,654	59,720
INCOME BEFORE INCOME TAX EXPENSE	27,745	25,861	55,610	49,209
INCOME TAX EXPENSE	6,122	5,417	11,801	9,867
NET INCOME	$21,623	$20,444	$43,809	$39,342

Basic earnings per share ("EPS")	$0.16	$0.15	$0.32	$0.29
Diluted EPS	$0.16	$0.15	$0.32	$0.29

Basic weighted average common shares	135,676,722	135,450,878	135,651,609	135,423,992
Diluted weighted average common shares	135,676,722	135,498,170	135,651,609	135,447,701

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net income	$21,623	$20,444	$43,809	$39,342
Other comprehensive income (loss), net of tax:
Changes in unrealized gains/losses on AFS securities, net of taxes of $21,123, $6,756, $24,667, and $6,347	(65,445)	(20,934)	(76,427)	(19,794)
Changes in unrealized losses on cash flow hedges, net of taxes of $(4,153), $(4,309), $(5,430), and $(5,529)	12,864	13,352	16,825	17,346
Comprehensive income (loss)	$(30,958)	$12,862	$(15,793)	$36,894

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Six Months Ended March 31, 2022
		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at September 30, 2021	$1,388	$1,189,633	$(31,387)	$98,944	$(16,305)	$1,242,273
Net income				22,186		22,186
Other comprehensive loss, net of tax					(7,021)	(7,021)
ESOP activity		74	413			487
Restricted stock activity, net		(3)				(3)
Stock-based compensation		123				123
Cash dividends to stockholders ($0.305 per share)				(41,385)		(41,385)
Balance at December 31, 2021	1,388	1,189,827	(30,974)	79,745	(23,326)	1,216,660
Net income				21,623		21,623
Other comprehensive loss, net of tax					(52,581)	(52,581)
ESOP activity		48	413			461
Stock-based compensation		124				124
Cash dividends to stockholders ($0.085 per share)				(11,535)		(11,535)
Balance at March 31, 2022	$1,388	$1,189,999	$(30,561)	$89,833	$(75,907)	$1,174,752

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

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)
	For the Six Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,809	$39,342
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(3,471)	(2,020)
Provision for credit losses	(6,627)	(4,496)
Originations of loans receivable held-for-sale ("LHFS")	(678)	(597)
Proceeds from sales of LHFS	697	610
Amortization and accretion of premiums and discounts on securities	2,983	2,607
Depreciation and amortization of premises and equipment	4,678	4,591
Amortization of intangible assets	700	843
Amortization of deferred amounts related to FHLB advances, net	897	687
Common stock committed to be released for allocation - ESOP	948	1,038
Stock-based compensation	247	252
Gain on the sale of Visa Class B shares	—	(7,386)
Changes in:
Other assets, net	5,092	6,731
Income taxes payable/receivable, net	186	(741)
Deferred income tax liabilities, net	1,027	(94)
Other liabilities	(13,996)	(9,313)
Net cash provided by operating activities	36,492	32,054

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(58,546)	(828,584)
Proceeds from calls, maturities and principal reductions of AFS securities	188,658	264,862
Proceeds from the redemption of FHLB stock	95,724	21,418
Purchase of FHLB stock	(93,288)	—
Net change in loans receivable	(23,356)	236,915
Purchase of premises and equipment	(2,518)	(4,972)
Proceeds from sale of other real estate owned ("OREO")	487	97
Proceeds from the sale of Visa Class B shares	—	7,386
Proceeds from bank-owned life insurance ("BOLI") death benefit	803	443
Net cash provided by (used in) investing activities	107,964	(302,435)

		(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)
	For the Six Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(52,920)	(40,646)
Net change in deposits	17,448	459,457
Proceeds from borrowings	793,702	470,000
Repayments on borrowings	(793,702)	(673,000)
Change in advance payments by borrowers for taxes and insurance	(6,827)	(4,097)
Payment of FHLB prepayment penalties	—	(5,045)
Repurchase of common stock	—	(4,568)
Stock options exercised	—	24
Net cash (used in) provided by financing activities	(42,299)	202,125

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	102,157	(68,256)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	70,292	239,708
End of period	$172,449	$171,452

See accompanying notes to consolidated financial statements.		(Concluded)

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

Cash, Cash Equivalents and Restricted Cash - Cash, cash equivalents and restricted cash reported in the statement of cash flows include cash and cash equivalents of $166.9 million and $42.3 million at March 31, 2022 and September 30, 2021, respectively, and restricted cash of $5.6 million and $28.0 million at March 31, 2022 and September 30, 2021, respectively, which was included in other assets on the consolidated balance sheet.  The restricted cash relates to the collateral postings to/from the Bank's derivative counterparties associated with the Bank's interest rate swaps.  See additional discussion regarding the interest rate swaps in Note 5. Borrowed Funds.

Net Presentation of Cash Flows Related to Borrowings - At times, the Bank enters into certain FHLB advances with contractual maturities of 90 days or less. Cash flows related to these advances are reported on a net basis in the consolidated statements of cash flows.

Recent Accounting Pronouncements - In March 2022, the Financial Accounting Standards Board ("FASB") issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings ("TDRs") and Vintage Disclosures. This ASU eliminates the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, this ASU requires that an entity disclose current-period gross write-offs by year of origination for financing receivables within the scope of Accounting Standards Codification ("ASC") 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost. This ASU is effective for the Company on October 1, 2023. The Company is currently evaluating the effect of this ASU on the Company's consolidated financial condition, results of operations and disclosures.

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

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
	(Dollars in thousands, except per share amounts)
Net income	$21,623	$20,444	$43,809	$39,342
Income allocated to participating securities	(12)	(14)	(24)	(27)
Net income available to common stockholders	$21,611	$20,430	$43,785	$39,315

Average common shares outstanding	135,634,964	135,409,120	135,630,733	135,403,116
Average committed ESOP shares outstanding	41,758	41,758	20,876	20,876
Total basic average common shares outstanding	135,676,722	135,450,878	135,651,609	135,423,992

Effect of dilutive stock options	—	47,292	—	23,709

Total diluted average common shares outstanding	135,676,722	135,498,170	135,651,609	135,447,701

Net EPS:
Basic	$0.16	$0.15	$0.32	$0.29
Diluted	$0.16	$0.15	$0.32	$0.29

Antidilutive stock options, excluded from the diluted average
common shares outstanding calculation	543,031	125,930	543,400	268,622

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS securities at the dates presented. The majority of the MBS and investment securities portfolios are composed of securities issued by United States Government-Sponsored Enterprises ("GSEs").

	March 31, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$1,354,637	$3,151	$67,269	$1,290,519
GSE debentures	519,974	—	30,825	489,149
Municipal bonds	750	1	—	751
	$1,875,361	$3,152	$98,094	$1,780,419

	September 30, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$1,484,211	$18,690	$8,908	$1,493,993
GSE debentures	519,971	—	3,645	516,326
Municipal bonds	4,274	15	—	4,289
	$2,008,456	$18,705	$12,553	$2,014,608

The following tables summarize the estimated fair value and gross unrealized losses of those AFS securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	March 31, 2022
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$607,731	$31,548	$489,348	$35,721
GSE debentures	212,709	12,292	276,441	18,533
Municipal bonds	—	—	—	—
	$820,440	$43,840	$765,789	$54,254

	September 30, 2021
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$881,975	$8,843	$10,612	$65
GSE debentures	516,325	3,645	—	—
Municipal bonds	—	—	—	—
	$1,398,300	$12,488	$10,612	$65

The unrealized losses at March 31, 2022 were a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management did not record an ACL on securities in an unrealized loss position at March 31, 2022 because scheduled coupon payments have been made, management anticipates that the entire principal balance will be collected as scheduled, and neither does the Company intend to sell the securities, nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity.

The amortized cost and estimated fair value of AFS debt securities as of March 31, 2022, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without penalty. For this reason, MBS are not included in the maturity categories.

	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
One year or less	$750	$751
One year through five years	519,974	489,149
	520,724	489,900
MBS	1,354,637	1,290,519
	$1,875,361	$1,780,419

The following table presents the taxable and non-taxable components of interest income on investment securities for the periods presented.

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
	(Dollars in thousands)
Taxable	$790	$597	$1,580	$1,242
Non-taxable	10	32	28	70
	$800	$629	$1,608	$1,312

The following table summarizes the carrying value of securities pledged as collateral for the obligations indicated below as of the dates presented.

	March 31, 2022	September 30, 2021
	(Dollars in thousands)
Public unit deposits	$210,887	$264,885
Federal Reserve Bank of Kansas City ("FRB of Kansas City")	57,246	64,707
Commercial deposits	22,325	66,256
	$290,458	$395,848

During the prior year, the Company sold its Visa Class B shares. The proceeds and realized gain related to the sale of the Visa Class B shares were each $7.4 million. All other dispositions of securities during the six months ended March 31, 2022 and March 31, 2021 were the result of principal repayments, calls, or maturities.

4. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at the dates presented is summarized as follows:

	March 31, 2022	September 30, 2021
	(Dollars in thousands)
One- to four-family:
Originated	$3,943,327	$3,956,064
Correspondent purchased	1,995,167	2,003,477
Bulk purchased	155,657	173,662
Construction	50,512	39,142
Total	6,144,663	6,172,345
Commercial:
Commercial real estate	671,324	676,908
Commercial and industrial	78,363	66,497
Construction	133,597	85,963
Total	883,284	829,368
Consumer:
Home equity	82,878	86,274
Other	7,858	8,086
Total	90,736	94,360

Total loans receivable	7,118,683	7,096,073

Less:
ACL	15,312	19,823
Deferred loan fees/discounts	29,264	29,556
Premiums/deferred costs	(34,703)	(34,448)
	$7,108,810	$7,081,142

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

Commercial loans - The Bank's commercial real estate and commercial construction loans are originated by the Bank or in participation with a lead bank. When underwriting a commercial real estate or commercial construction loan, several factors are considered, such as the income producing potential of the property, cash equity provided by the borrower, the financial strength of the borrower, managerial expertise of the borrower or tenant, feasibility studies, lending experience with the borrower and the marketability of the property. For commercial real estate and commercial construction participation loans, the Bank performs the same underwriting procedures as if the loan was being originated by the Bank. At the time of origination, loan-to-value ("LTV")

ratios on commercial real estate loans generally do not exceed 85% of the appraised value of the property securing the loans and the minimum debt service coverage ratio is generally 1.15. For commercial construction loans, LTV ratios generally do not exceed 80% of the projected appraised value of the property securing the loans and the minimum debt service coverage ratio is generally 1.15, but it applies to the projected cash flows, and the borrower must have successful experience with the construction and operation of properties similar to the subject property. Appraisals on properties securing these loans are performed by independent state certified fee appraisers.

The Bank's commercial and industrial loans are generally made in the Bank's market areas and are underwritten on the basis of the borrower's ability to service the debt from income. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets. In general, commercial and industrial loans involve more credit risk than commercial real estate loans due to the type of collateral securing commercial and industrial loans. As a result of these additional complexities, variables and risks, commercial and industrial loans require more thorough underwriting and servicing than other types of loans.

Consumer loans - The Bank offers a variety of consumer loans, the majority of which are home equity loans and lines of credit for which the Bank also has the first mortgage or the home equity line of credit is in the first lien position.

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

The following table sets forth, as of the dates indicated, the amortized cost of loans by class of financing receivable, year of origination or most recent credit decision, and loan classification. All revolving lines of credit are presented separately, regardless of origination year. Loans classified as doubtful or loss are individually evaluated for loss. At March 31, 2022 and September 30, 2021, there were no loans classified as doubtful, and all loans classified as loss were fully charged-off.

	March 31, 2022
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving
	Fiscal	Year	Year	Year	Year	Prior	Line of
	Year	2021	2020	2019	2018	Years	Credit	Total
	(Dollars in thousands)
One- to four-family:
Originated
Pass	$279,870	$947,585	$660,727	$299,587	$228,107	$1,539,978	$—	$3,955,854
Special Mention	—	256	439	623	604	7,784	—	9,706
Substandard	—	—	964	860	257	10,268	—	12,349
Correspondent purchased
Pass	167,952	679,473	290,667	76,422	112,725	682,094	—	2,009,333
Special Mention	—	—	—	353	981	2,287	—	3,621
Substandard	—	755	—	169	517	4,410	—	5,851
Bulk purchased
Pass	—	—	—	—	—	152,166	—	152,166
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	4,115	—	4,115
	447,822	1,628,069	952,797	378,014	343,191	2,403,102	—	6,152,995
Commercial:
Commercial real estate
Pass	124,876	264,759	131,773	93,940	54,207	75,972	6,737	752,264
Special Mention	—	47,093	—	—	—	—	—	47,093
Substandard	445	599	595	223	630	30	—	2,522
Commercial and industrial
Pass	22,778	21,588	7,941	5,836	1,343	860	17,056	77,402
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	86	38	851	975
	148,099	334,039	140,309	99,999	56,266	76,900	24,644	880,256
Consumer:
Home equity
Pass	902	2,734	1,737	1,136	1,202	2,346	72,047	82,104
Special Mention	—	—	—	37	—	—	269	306
Substandard	—	—	—	19	—	72	516	607
Other
Pass	1,825	2,565	1,184	711	758	493	307	7,843
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	2	5	1	3	—	11
	2,727	5,299	2,923	1,908	1,961	2,914	73,139	90,871

Total	$598,648	$1,967,407	$1,096,029	$479,921	$401,418	$2,482,916	$97,783	$7,124,122

In the table below, certain commercial loans are presented in the "Fiscal Year 2021" column and are reported as special mention or substandard. These loans were generally first originated in prior years but were renewed or modified in fiscal year 2021.

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

	March 31, 2022
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving
	Fiscal	Year	Year	Year	Year	Prior	Line of
	Year	2021	2020	2019	2018	Years	Credit	Total
	(Dollars in thousands)
One- to four-family:
Originated
Current	$279,870	$947,624	$660,972	$299,726	$228,632	$1,550,192	$—	$3,967,016
30-89	—	217	474	1,228	229	4,756	—	6,904
90+/FC	—	—	684	116	107	3,082	—	3,989
Correspondent purchased
Current	167,952	679,473	290,667	76,775	113,706	683,754	—	2,012,327
30-89	—	—	—	—	—	2,453	—	2,453
90+/FC	—	755	—	169	517	2,584	—	4,025
Bulk purchased
Current	—	—	—	—	—	154,038	—	154,038
30-89	—	—	—	—	—	399	—	399
90+/FC	—	—	—	—	—	1,844	—	1,844
	447,822	1,628,069	952,797	378,014	343,191	2,403,102	—	6,152,995
Commercial:
Commercial real estate
Current	124,998	312,451	131,773	93,940	54,607	76,002	6,737	800,508
30-89	323	—	—	—	—	—	—	323
90+/FC	—	—	595	223	230	—	—	1,048
Commercial and industrial
Current	22,778	21,588	7,918	5,830	1,321	860	17,907	78,202
30-89	—	—	23	6	22	—	—	51
90+/FC	—	—	—	—	86	38	—	124
	148,099	334,039	140,309	99,999	56,266	76,900	24,644	880,256
Consumer:
Home equity
Current	902	2,734	1,737	1,192	1,202	2,337	72,331	82,435
30-89	—	—	—	—	—	13	180	193
90+/FC	—	—	—	—	—	68	321	389
Other
Current	1,824	2,552	1,184	705	758	493	305	7,821
30-89	1	13	—	6	—	—	2	22
90+/FC	—	—	2	5	1	3	—	11
	2,727	5,299	2,923	1,908	1,961	2,914	73,139	90,871

Total	$598,648	$1,967,407	$1,096,029	$479,921	$401,418	$2,482,916	$97,783	$7,124,122

	September 30, 2021
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Revolving
	Year	Year	Year	Year	Year	Prior	Line of
	2021	2020	2019	2018	2017	Years	Credit	Total
	(Dollars in thousands)
One- to four-family:
Originated
Current	$958,482	$706,970	$327,408	$251,524	$281,341	$1,445,992	$—	$3,971,717
30-89	—	—	—	51	—	4,091	—	4,142
90+/FC	—	—	116	—	192	3,369	—	3,677
Correspondent purchased
Current	630,977	334,042	88,413	136,572	162,017	668,685	—	2,020,706
30-89	760	—	—	—	921	948	—	2,629
90+/FC	—	—	169	504	—	2,584	—	3,257
Bulk purchased
Current	—	—	—	—	—	170,809	—	170,809
30-89	—	—	—	—	—	555	—	555
90+/FC	—	—	—	—	—	3,003	—	3,003
	1,590,219	1,041,012	416,106	388,651	444,471	2,300,036	—	6,180,495
Commercial:
Commercial real estate
Current	323,491	149,244	94,972	61,651	38,962	84,957	5,231	758,508
30-89	—	—	—	—	—	37	—	37
90+/FC	—	627	225	232	—	—	—	1,084
Commercial and industrial
Current	32,651	10,168	6,988	2,212	1,155	595	12,474	66,243
30-89	—	—	—	—	—	—	—	—
90+/FC	—	—	—	87	48	—	—	135
	356,142	160,039	102,185	64,182	40,165	85,589	17,705	826,007
Consumer:
Home equity
Current	3,295	2,218	1,465	1,575	536	2,357	73,958	85,404
30-89	—	—	—	—	—	121	375	496
90+/FC	—	60	—	—	—	4	421	485
Other
Current	3,491	1,631	1,088	944	465	105	339	8,063
30-89	—	—	2	—	—	—	—	2
90+/FC	—	3	6	1	3	—	—	13
	6,786	3,912	2,561	2,520	1,004	2,587	75,093	94,463

Total	$1,953,147	$1,204,963	$520,852	$455,353	$485,640	$2,388,212	$92,798	$7,100,965

Delinquent and Nonaccrual Loans - The following tables present the amortized cost, at the dates indicated, by class, of loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total loans. At March 31, 2022 and September 30, 2021, all loans 90 or more days delinquent were on nonaccrual status.

	March 31, 2022
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Amortized
	Delinquent	in Foreclosure	Loans	Loans	Cost
	(Dollars in thousands)
One- to four-family:
Originated	$6,904	$3,989	$10,893	$3,967,016	$3,977,909
Correspondent purchased	2,453	4,025	6,478	2,012,327	2,018,805
Bulk purchased	399	1,844	2,243	154,038	156,281
Commercial:
Commercial real estate	323	1,048	1,371	800,508	801,879
Commercial and industrial	51	124	175	78,202	78,377
Consumer:
Home equity	193	389	582	82,435	83,017
Other	22	11	33	7,821	7,854
	$10,345	$11,430	$21,775	$7,102,347	$7,124,122

	September 30, 2021
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Amortized
	Delinquent	in Foreclosure	Loans	Loans	Cost
	(Dollars in thousands)
One- to four-family:
Originated	$4,142	$3,677	$7,819	$3,971,717	$3,979,536
Correspondent purchased	2,629	3,257	5,886	2,020,706	2,026,592
Bulk purchased	555	3,003	3,558	170,809	174,367
Commercial:
Commercial real estate	37	1,084	1,121	758,508	759,629
Commercial and industrial	—	135	135	66,243	66,378
Consumer:
Home equity	496	485	981	85,404	86,385
Other	2	13	15	8,063	8,078
	$7,861	$11,654	$19,515	$7,081,450	$7,100,965

The amortized cost of mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of March 31, 2022 and September 30, 2021 was $2.9 million and $799 thousand, respectively, which is included in loans 90 or more days delinquent or in foreclosure in the tables above. The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure was $170 thousand at September 30, 2021. There was no residential OREO held as of March 31, 2022.

The following table presents the amortized cost at March 31, 2022 and September 30, 2021, by class, of loans classified as nonaccrual. Additionally, the amortized cost of nonaccrual loans that had no related ACL is presented, all of which were individually evaluated for loss and any identified losses have been charged off.

	March 31, 2022		September 30, 2021
	Nonaccrual Loans	Nonaccrual Loans with No ACL	Nonaccrual Loans	Nonaccrual Loans with No ACL
	(Dollars in thousands)
One- to four-family:
Originated	$4,493	$1,800	$4,965	$2,237
Correspondent purchased	4,025	307	3,257	307
Bulk purchased	1,844	950	3,134	1,564
Commercial:
Commercial real estate	1,076	453	1,496	485
Commercial and industrial	124	124	134	86
Consumer:
Home equity	416	101	494	84
Other	11	—	13	—
	$11,989	$3,735	$13,493	$4,763

TDRs - The following tables present the amortized cost prior to restructuring and immediately after restructuring in all loans restructured during the periods presented. These tables do not reflect the amortized cost at the end of the periods indicated. Any increase in the amortized cost at the time of the restructuring was generally due to the capitalization of delinquent interest and/or escrow balances.

	For the Three Months Ended			For the Six Months Ended
	March 31, 2022			March 31, 2022
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
(Dollars in thousands)
One- to four-family:
Originated	1	$100	$100	2	$124	$124
Correspondent purchased	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	2	124	124	2	124	124
Consumer:
Home equity	1	19	19	1	19	19
Other	—	—	—	—	—	—
	4	$243	$243	5	$267	$267

	For the Three Months Ended			For the Six Months Ended
	March 31, 2021			March 31, 2021
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
(Dollars in thousands)
One- to four-family:
Originated	2	$871	$762	6	$1,518	$1,407
Correspondent purchased	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer:
Home equity	—	—	—	—	—	—
Other	—	—	—	—	—	—
	2	$871	$762	6	$1,518	$1,407

The following table provides information on TDRs that became delinquent during the periods presented within 12 months after being restructured.

	For the Three Months Ended				For the Six Months Ended
	March 31, 2022		March 31, 2021		March 31, 2022		March 31, 2021
	Number of	Amortized	Number of	Amortized	Number of	Amortized	Number of	Amortized
	Contracts	Cost	Contracts	Cost	Contracts	Cost	Contracts	Cost
(Dollars in thousands)
One- to four-family:
Originated	—	$—	—	$—	1	$684	—	$—
Correspondent purchased	—	—	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer:
Home equity	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—
	—	$—	—	$—	1	$684	—	$—

Allowance for Credit Losses - The following is a summary of ACL activity, by loan portfolio segment, for the periods presented.

	For the Three Months Ended March 31, 2022
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$1,639	$2,082	$268	$3,989	$13,353	$193	$17,535
Charge-offs	—	—	—	—	—	(5)	(5)
Recoveries	2	—	—	2	13	4	19
Provision for credit losses	68	47	(27)	88	(2,335)	10	(2,237)
Ending balance	$1,709	$2,129	$241	$4,079	$11,031	$202	$15,312

	For the Six Months Ended March 31, 2022
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$1,612	$2,062	$304	$3,978	$15,652	$193	$19,823
Charge-offs	(4)	—	—	(4)	(10)	(6)	(20)
Recoveries	11	—	—	11	49	5	65
Provision for credit losses	90	67	(63)	94	(4,660)	10	(4,556)
Ending balance	$1,709	$2,129	$241	$4,079	$11,031	$202	$15,312

	For the Three Months Ended March 31, 2021
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$1,538	$1,758	$852	$4,148	$21,707	$270	$26,125
Charge-offs	(110)	—	(21)	(131)	—	(7)	(138)
Recoveries	57	—	—	57	8	3	68
Provision for credit losses	51	(53)	(84)	(86)	(2,558)	(14)	(2,658)
Ending balance	$1,536	$1,705	$747	$3,988	$19,157	$252	$23,397

	For the Six Months Ended March 31, 2021
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$6,085	$2,691	$467	$9,243	$21,800	$484	$31,527
Adoption of CECL	(4,452)	(367)	436	(4,383)	(193)	(185)	(4,761)
Balance at October 1, 2020	1,633	2,324	903	4,860	21,607	299	26,766
Charge-offs	(124)	—	(21)	(145)	(515)	(10)	(670)
Recoveries	91	—	—	91	20	25	136
Provision for credit losses	(64)	(619)	(135)	(818)	(1,955)	(62)	(2,835)
Ending balance	$1,536	$1,705	$747	$3,988	$19,157	$252	$23,397

The key assumptions in the Company's ACL model include the economic forecast, the forecast and reversion to mean time periods, and prepayment and curtailment assumptions. Management also considered certain qualitative factors when evaluating the adequacy of the ACL at March 31, 2022. The key assumptions utilized in estimating the Company's ACL at March 31, 2022 are discussed below.
•Economic Forecast - Management considered several economic forecasts provided by a third party and selected the economic forecast believed to be the most appropriate considering the facts and circumstances at March 31, 2022. The forecasted economic indices applied to the model at March 31, 2022 were the national unemployment rate, changes in commercial real estate price index, changes in home values, and changes in the U.S. gross domestic product. The economic index most impactful to all loan pools within the model at March 31, 2022 was the national unemployment rate. The forecast national unemployment rate in the economic scenario selected by management at March 31, 2022 had the national unemployment rate gradually declining to 3.4% by March 31, 2023 which was the end of our four quarter forecast time period.
•Forecast and reversion to mean time period - The forecasted time period and the reversion to mean time period were each four quarters for all of the economic indices at March 31, 2022.
•Prepayment and curtailment assumptions - The assumptions used at March 31, 2022 were generally based on actual historical prepayment and curtailment speeds for each respective loan pool in the model.
•Qualitative factors - The qualitative factors applied by management at March 31, 2022 included the following:
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

The decrease in ACL during the current year-to-date period was primarily a result of a negative provision for credit losses of $4.6 million which was due to (1) a reduction in the large-dollar special mention commercial loan qualitative factor due to two large-dollar special mention commercial loans moving to the pass classification during the December 31, 2021 quarter, (2) a reduction in model-calculated ACL for commercial loans due to an increase in projected commercial loan prepayment speeds as a result of management's outlook for prepayment activity and the composition and nature of our commercial loan portfolio, (3) a decrease in the commercial loan COVID-19 modification qualitative factor due to loans exiting their deferral time periods and resuming full payments per their original contracts during the current quarter, and (4) a decrease in the economic uncertainty qualitative factor for commercial loans due to improvement in economic conditions through March 31, 2022.

Reserve for Off-Balance Sheet Credit Exposures - The following is a summary of the changes in reserve for off-balance sheet credit exposures during the periods indicated. The negative provision for credit losses in the current year period was due primarily to a reduction in the commercial loan economic uncertainty qualitative factor and to a reduction in the reserves for commercial construction loans due mainly to a reduction in the model-calculated amount as noted for the ACL.

For the Three Months Ended		For the Six Months Ended
March 31, 2022		March 31, 2022
(Dollars in thousands)
Beginning balance	$4,623	Beginning balance	$5,743
Provision for credit losses	(951)	Provision for credit losses	(2,071)
Ending balance	$3,672	Ending balance	$3,672

For the Three Months Ended		For the Six Months Ended
March 31, 2021		March 31, 2021
(Dollars in thousands)
Beginning balance	$6,433	Beginning balance	$—
Provision for credit losses	(306)	Adoption of CECL	7,788
Ending balance	$6,127	Balance at October 1, 2020	7,788
		Provision for credit losses	(1,661)
		Ending balance	$6,127

5. BORROWED FUNDS
FHLB Borrowings and Interest Rate Swaps - At March 31, 2022 and September 30, 2021, the Bank had entered into interest rate swap agreements with a total notional amount of $365.0 million in order to hedge the variable cash flows associated with $365.0 million of adjustable-rate FHLB advances. At March 31, 2022 and September 30, 2021, the interest rate swap agreements had an average remaining term to maturity of 3.6 years and 4.1 years, respectively. The interest rate swaps were designated as cash flow hedges and involved the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the interest rate swap agreements. At March 31, 2022 and September 30, 2021, the interest rate swaps were in a loss position with a total fair value of $5.5 million and $27.7 million, respectively, which was reported in other liabilities on the consolidated balance sheet. During the three and six months ended March 31, 2022, $1.7 million and $3.5 million, respectively, was reclassified from AOCI as an increase to interest expense. During the three and six months ended March 31, 2021, $6.4 million and $9.4 million, respectively, was reclassified from AOCI. Of this amount, for the three months ended March 31, 2021, $2.8 million was recognized as an increase to interest expense and $3.6 million, net of tax, was reclassified as a result of the termination of the related interest rate swaps, as discussed below, and reported in the loss on interest rate swap termination line item within the consolidated statements of operations. At March 31, 2022, the Company estimated that $3.4 million of interest expense associated with the interest rate swaps would be reclassified from AOCI as an increase to interest expense on FHLB borrowings during the next 12 months. The Bank has minimum collateral posting thresholds with its derivative counterparties and posts collateral on a daily basis. The Bank posted cash collateral of $5.6 million at March 31, 2022 and $28.0 million at September 30, 2021.

During the current quarter, the Bank utilized a leverage strategy (the "leverage strategy") to increase earnings. The leverage strategy involves borrowing up to $2.10 billion either on the Bank's line of credit with FHLB or by entering into short-term FHLB advances, depending on the rates offered by FHLB, with all of the balance being paid down at each quarter end, or earlier if we determine that the strategy is not profitable. The proceeds of the borrowings, net of the required FHLB stock holdings, are deposited at the FRB of Kansas City.

During the prior year-to-date period, the Bank terminated interest rate swaps with a notional amount of $200.0 million which were tied to FHLB advances totaling $200.0 million. The interest rate swaps were designated as cash flow hedges and involved the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the interest rate swap agreements. Since it was management's intention to prepay the related FHLB advances, it was no longer probable that the original forecasted transactions subject to the cash flow hedges would occur. Therefore, the termination of the interest rate swaps resulted in the reclassification of unrealized losses, net of tax, totaling $3.6 million ($4.8 million pretax) from AOCI into earnings.

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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value. The majority of the securities within the AFS portfolio were issued by GSEs. The Company primarily uses prices obtained from third party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third party pricing service when determining the fair value of its securities during the six months ended March 31, 2022 or during fiscal year 2021. The Company's major security types, based on the nature and risks of the securities, are:

•GSE Debentures - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for similar securities. (Level 2)
•MBS - Estimated fair values are based on a discounted cash flow method. Cash flows are determined based on prepayment projections of the underlying mortgages and are discounted using current market yields for benchmark securities. (Level 2)
•Municipal Bonds - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for securities with similar credit profiles. (Level 2)

Interest Rate Swaps - The Company's interest rate swaps are designated as cash flow hedges and are reported at fair value in other assets on the consolidated balance sheet if in a gain position, and in other liabilities if in a loss position, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. See "Note 5. Borrowed Funds" for additional information. The estimated fair values of the interest rates swaps are obtained from the counterparty and are determined by a discounted cash flow analysis using observable market-based inputs. On a quarterly basis, management corroborates the estimated fair values by internally calculating the estimated fair value using a discounted cash flow analysis with independent observable market-based inputs from a third party. No adjustments were made to the estimated fair values obtained from the counterparty during the six months ended March 31, 2022 or during fiscal year 2021. (Level 2)

The following tables provide the level of valuation assumption used to determine the carrying value of the Company's financial instruments measured at fair value on a recurring basis at the dates presented. The Company did not have any Level 3 financial instruments measured at fair value on a recurring basis at March 31, 2022 or September 30, 2021.

	March 31, 2022
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$1,290,519	$—	$1,290,519	$—
GSE debentures	489,149	—	489,149	—
Municipal bonds	751	—	751	—
	$1,780,419	$—	$1,780,419	$—

Liabilities:
Interest rate swaps	$5,464	$—	$5,464	$—

	September 30, 2021
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$1,493,993	$—	$1,493,993	$—
GSE debentures	516,326	—	516,326	—
Municipal bonds	4,289	—	4,289	—
	$2,014,608	$—	$2,014,608	$—

Liabilities:
Interest rate swaps	$27,719	$—	$27,719	$—

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

The fair value of collateral dependent loans/loans individually evaluated for loss on a non-recurring basis during the six months ended March 31, 2022 and 2021 that were still held in the portfolio as of March 31, 2022 and 2021 was $4.2 million and $7.4 million, respectively.

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

For commercial loans, if the most recent appraisal or book value of the collateral does not reflect current market conditions due to the passage of time and/or other factors, management will make adjustments to the existing appraised or book value based on knowledge of local market conditions, recent transactions, and estimated selling costs, if applicable. Adjustments to appraised or book values are generally based on assumptions not observable in the marketplace. The primary significant unobservable inputs for commercial loans individually evaluated during the six months ended March 31, 2022 and March 31, 2021 were downward adjustments to the book value of the collateral for lack of marketability. During the six months ended March 31, 2022, the adjustments ranged from 9% to 56%, with a weighted average of 21%. During the six months ended March 31, 2021, the adjustments ranged from 7% to 50%, with a weighted average of 23%. The basis utilized in calculating the weighted averages for these adjustments was the original unadjusted value of each collateral item.

Fair values of collateral dependent loans/loans individually evaluated for loss cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan and, as such, are classified as Level 3.

OREO - OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower of cost or fair value. The fair value for OREO is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value or listing price, except for the estimated sales costs noted above. The primary significant unobservable input for OREO was the appraisal or listing price. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property and, as such, are classified as Level 3. There was no OREO measured on a non-recurring basis during the six months ended March 31, 2022. The fair value of OREO measured on a non-recurring basis during the six months ended March 31, 2021 that was still held in the portfolio as of March 31, 2021 was $105 thousand. The carrying value of the properties equaled the fair value of the properties at March 31, 2021.

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

The carrying amounts and estimated fair values of the Company's financial instruments by fair value hierarchy, at the dates presented, were as follows:

	March 31, 2022
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$166,869	$166,869	$166,869	$—	$—
AFS securities	1,780,419	1,780,419	—	1,780,419	—
Loans receivable	7,108,810	7,259,887	—	—	7,259,887
FHLB stock	74,456	74,456	74,456	—	—
Liabilities:
Deposits	6,614,844	6,588,530	4,141,954	2,446,576	—
Borrowings	1,583,747	1,556,363	—	1,556,363	—
Interest rate swaps	5,464	5,464	—	5,464	—

	September 30, 2021
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$42,262	$42,262	$42,262	$—	$—
AFS securities	2,014,608	2,014,608	—	2,014,608	—
Loans receivable	7,081,142	7,534,278	—	—	7,534,278
FHLB stock	73,421	73,421	73,421	—	—
Liabilities:
Deposits	6,597,396	6,649,954	3,838,656	2,811,298	—
Borrowings	1,582,850	1,611,414	—	1,611,414	—
Interest rate swaps	27,719	27,719	—	27,719	—

7. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the changes in the components of AOCI, net of tax, for the periods indicated.

	For the Three Months Ended March 31, 2022
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$(6,331)	$(16,995)	$(23,326)
Other comprehensive income (loss), before reclassifications	(65,445)	11,151	(54,294)
Amount reclassified from AOCI, net of taxes of $(553)	—	1,713	1,713
Other comprehensive income (loss)	(65,445)	12,864	(52,581)
Ending balance	$(71,776)	$(4,131)	$(75,907)

	For the Six Months Ended March 31, 2022
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$4,651	$(20,956)	$(16,305)
Other comprehensive income (loss), before reclassifications	(76,427)	13,329	(63,098)
Amount reclassified from AOCI, net of taxes of $(1,128)	—	3,496	3,496
Other comprehensive income (loss)	(76,427)	16,825	(59,602)
Ending balance	$(71,776)	$(4,131)	$(75,907)

	For the Three Months Ended March 31, 2021
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$24,868	$(36,239)	$(11,371)
Other comprehensive income (loss), before reclassifications	(20,934)	6,931	(14,003)
Amount reclassified from AOCI, net of taxes of $(2,072)	—	6,421	6,421
Other comprehensive income (loss)	(20,934)	13,352	(7,582)
Ending balance	$3,934	$(22,887)	$(18,953)

	For the Six Months Ended March 31, 2021
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$23,728	$(40,233)	$(16,505)
Other comprehensive income (loss), before reclassifications	(19,794)	7,955	(11,839)
Amount reclassified from AOCI, net of taxes of $(3,031)	—	9,391	9,391
Other comprehensive income (loss)	(19,794)	17,346	(2,448)
Ending balance	$3,934	$(22,887)	$(18,953)

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
•the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations, including areas where we have purchased large amounts of correspondent loans, originated commercial loans, and entered into commercial loan participations;
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

The Company recognized net income of $43.8 million, or $0.32 per share, for the current year six-month period compared to net income of $39.3 million, or $0.29 per share, for the prior year six-month period. The increase in net income was due primarily to an increase in net interest income and a higher negative provision for credit losses in the current year period, partially offset by higher income tax expense. The net interest margin decreased seven basis points, from 1.90% for the prior year period to 1.83% for the current year period. During the current quarter, the Company's leverage strategy, which had not been in place since 2019, was reimplemented. When the leverage strategy is in place, it reduces the net interest margin due to the amount of earnings from the transaction in comparison to the size of the transaction. Excluding the effects of the leverage strategy, the net interest margin would have increased 10 basis points, from 1.90% for the prior year period to 2.00% for the current year period. The increase in net interest margin, excluding the effects of the leverage strategy, was due mainly to a reduction in the weighted average cost of retail certificates of deposit and borrowings, which outpaced the decrease in weighted average asset yields.

The Bank's asset quality continued to remain strong, reflected in low delinquency levels and a net recovery during the current year six-month period. At March 31, 2022, loans 30 to 89 days delinquent were 0.15% of total loans receivable, net, and loans 90 or more days delinquent or in foreclosure were 0.16% of total loans receivable, net. During the current year period, net recoveries were $45 thousand.

At March 31, 2022, the Bank had a one-year gap position of $(1.46) billion, or (15.3)% of total assets, meaning the amount of interest-bearing liabilities exceeds the amount of interest-earning assets maturing or repricing during the same period. Despite a negative gap position, the net interest income projection increased as of March 31, 2022 compared to December 31, 2021 due to the assumption that the Bank's deposit balances are not expected to reprice to the full extent of the increase in market interest rates. This assumption is based on a historical analysis of the Bank's deposit pricing behavior.

Management intends to implement a new core processing system for the Bank by September 2023. The replacement system will better position the Bank for the future and allow for the introduction of new products and services to enhance customer experiences. The implementation of the new core system and related conversion of data may result in increased third party expenses later in fiscal year 2022 and into fiscal year 2023.

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

Financial Condition
The following table summarizes the Company's financial condition at the dates indicated.

			Annualized		Annualized
	March 31,	December 31,	Percent	September 30,	Percent
	2022	2021	Change	2021	Change
	(Dollars in thousands)
Total assets	$9,531,296	$9,609,157	(3.2)%	$9,631,246	(2.1)%
AFS securities	1,780,419	1,890,653	(23.3)	2,014,608	(23.2)
Loans receivable, net	7,108,810	7,095,605	0.7	7,081,142	0.8
Deposits	6,614,844	6,648,004	(2.0)	6,597,396	0.5
Borrowings	1,583,747	1,583,303	0.1	1,582,850	0.1
Stockholders' equity	1,174,752	1,216,660	(13.8)	1,242,273	(10.9)
Equity to total assets at end of period	12.3%	12.7%		12.9%
Average number of basic shares outstanding	135,677	135,627	0.1	135,571	0.2
Average number of diluted shares outstanding	135,677	135,627	0.1	135,571	0.2

The decrease in total assets from September 30, 2021 and December 31, 2021 to March 31, 2022 was due primarily to a decrease in securities, partially offset by an increase in cash and cash equivalents. The decrease in securities and stockholders' equity, specifically AOCI, from September 30, 2021 and December 31, 2021 to March 31, 2022 was due mainly to an increase in unrealized losses on AFS securities as a result of an increase in market yields from the time the securities were purchased. Management anticipates the entire principal balance will be collected as scheduled for the AFS securities and has no current intentions to sell the securities.

Loans Receivable. The following table presents the balance and weighted average rate of our loan portfolio as of the dates indicated.

	March 31, 2022		December 31, 2021		September 30, 2021
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
One- to four-family:
Originated	$3,943,327	3.14%	$3,941,568	3.15%	$3,956,064	3.18%
Correspondent purchased	1,995,167	2.95	1,991,944	2.97	2,003,477	3.02
Bulk purchased	155,657	1.33	165,339	1.52	173,662	1.65
Construction	50,512	2.78	47,508	2.76	39,142	2.82
Total	6,144,663	3.03	6,146,359	3.05	6,172,345	3.09
Commercial:
Commercial real estate	671,324	3.94	687,518	3.98	676,908	4.00
Commercial and industrial	78,363	3.92	76,254	3.85	66,497	3.83
Construction	133,597	4.06	105,702	4.04	85,963	4.03
Total	883,284	3.96	869,474	3.98	829,368	3.99
Consumer loans:
Home equity	82,878	4.57	84,400	4.59	86,274	4.60
Other	7,858	4.18	7,825	4.13	8,086	4.19
Total	90,736	4.54	92,225	4.55	94,360	4.57
Total loans receivable	7,118,683	3.16	7,108,058	3.18	7,096,073	3.21

Less:
ACL	15,312		17,535		19,823
Deferred loan fees/discounts	29,264		29,363		29,556
Premiums/deferred costs	(34,703)		(34,445)		(34,448)
Total loans receivable, net	$7,108,810		$7,095,605		$7,081,142

Loan Activity - The following table summarizes activity in the loan portfolio, along with weighted average rates where applicable, for the periods indicated, excluding changes in ACL, deferred loan fees/discounts, and premiums/deferred costs. Loans that were paid off as a result of refinances are included in repayments. Loan endorsements are not included in the activity in the following table because a new loan is not generated at the time of the endorsement. The endorsed balance and rate are included in the ending loan portfolio balance and rate. Commercial loan renewals are not included in the activity in the following table unless new funds are disbursed at the time of renewal. The renewal balance and rate are included in the ending loan portfolio balance and rate.

	For the Three Months Ended		For the Six Months Ended
	March 31, 2022		March 31, 2022		March 31, 2021
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$7,108,058	3.18%	$7,096,073	3.21%	$7,224,996	3.55%
Originated and refinanced	268,151	3.37	526,836	3.21	806,689	2.81
Purchased and participations	155,490	2.92	322,706	2.86	367,245	3.01
Change in undisbursed loan funds	(23,311)		(45,237)		(134,248)
Repayments	(389,719)		(781,498)		(1,270,989)
Principal recoveries/(charge-offs), net	14		45		(534)
Other	—		(242)		—
Ending balance	$7,118,683	3.16	$7,118,683	3.16	$6,993,159	3.34

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

	For the Six Months Ended
	March 31, 2022			March 31, 2021
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family	$509,180	2.79%	59.9%	$784,597	2.65%	66.9%
One- to four-family construction	70,323	2.86	8.3	59,840	2.72	5.1
Commercial:
Real estate	41,444	3.85	4.9	16,260	3.58	1.4
Commercial and industrial	7,909	3.68	0.9	33,582	2.08	2.8
Construction	68,512	3.26	8.1	41,538	3.65	3.5
Home equity	913	5.17	0.1	945	5.36	0.1
Other	1,473	5.67	0.2	1,278	5.49	0.1
Total fixed-rate	699,754	2.93	82.4	938,040	2.70	79.9

Adjustable-rate:
One- to four-family	21,739	2.68	2.5	39,554	2.52	3.4
One- to four-family construction	5,991	2.73	0.7	5,457	2.60	0.5
Commercial:
Real estate	57,901	3.99	6.8	71,375	3.67	6.1
Commercial and industrial	26,784	3.80	3.2	5,045	3.62	0.4
Construction	8,786	3.99	1.0	87,620	3.73	7.4
Home equity	27,970	4.40	3.3	26,020	4.41	2.2
Other	617	2.47	0.1	823	3.19	0.1
Total adjustable-rate	149,788	3.79	17.6	235,894	3.55	20.1

Total originated, refinanced and purchased	$849,542	3.08	100.0%	$1,173,934	2.87	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent purchased - one- to four-family	$243,509	2.73		$254,666	2.72
Participations - commercial	69,057	3.25		38,114	3.62
Total fixed-rate purchased/participations	312,566	2.84		292,780	2.83

Adjustable-rate:
Correspondent purchased - one- to four-family	5,140	2.68		14,465	2.51
Participations - commercial	5,000	4.00		60,000	4.00
Total adjustable-rate purchased/participations	10,140	3.33		74,465	3.71
Total purchased/participation loans	$322,706	2.86		$367,245	3.01

One- to Four-Family Loans - The following table presents, for our portfolio of one- to four-family loans, the amount, percent of total, weighted average rate, weighted average credit score, weighted average LTV ratio, and average balance per loan as of March 31, 2022. Credit scores are updated at least annually, with the latest update in March 2022, from a nationally recognized consumer rating agency. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

		% of		Credit		Average
	Amount	Total	Rate	Score	LTV	Balance
	(Dollars in thousands)
Originated	$3,943,327	64.7%	3.14%	772	61%	$154
Correspondent purchased	1,995,167	32.7	2.95	765	64	411
Bulk purchased	155,657	2.6	1.33	773	58	284
	$6,094,151	100.0%	3.03	770	62	197

The following table presents originated and correspondent purchased activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average rates, weighted average LTVs, and weighted average credit scores for the periods indicated.

	For the Three Months Ended				For the Six Months Ended
	March 31, 2022				March 31, 2022
				Credit				Credit
	Amount	Rate	LTV	Score	Amount	Rate	LTV	Score
	(Dollars in thousands)
Originated	$164,477	2.96%	70%	767	$358,584	2.63%	70%	766
Correspondent purchased	118,096	2.81	71	768	248,649	2.70	72	772
	$282,573	2.90	70	768	$607,233	2.65	71	768

The following table summarizes our one- to four-family loan origination and refinance commitments and one- to four-family correspondent loan purchase commitments as of March 31, 2022, along with associated weighted average rates. Loan commitments generally have fixed expiration dates or other termination clauses and may require the payment of a rate lock fee. It is expected that some of the loan commitments will expire unfunded, so the amounts reflected in the table below are not necessarily indicative of our future cash needs.

	Amount	Rate
	(Dollars in thousands)
Originate/refinance	$151,633	3.30%
Correspondent	53,515	3.08
	$205,148	3.24

Commercial Loans - During the six months ended March 31, 2022, the Bank originated $137.3 million of commercial loans and entered into commercial loan participations totaling $74.1 million. During the quarter and six months ended March 31, 2022, the Bank processed commercial loan disbursements, excluding lines of credit, of approximately $103.5 million and $174.1 million, respectively, at a weighted average rate of 3.95% and 3.93%, respectively.

As of March 31, 2022, December 31, 2021, and September 30, 2021, the Bank's commercial and industrial gross loan amounts (unpaid principal plus undisbursed amounts) totaled $101.3 million, $99.8 million and $90.7 million, respectively, and commitments of $1.4 million, $6.4 million and $16.9 million respectively.

The following table presents the Bank's commercial real estate and commercial construction loans by type of primary collateral as of the dates indicated. As of March 31, 2022, the Bank had commercial real estate and commercial construction loan commitments totaling $28.7 million, at a weighted average rate of 4.35%. Because the commitments to pay out undisbursed funds are not cancellable by the Bank, unless the loan is in default, we generally anticipate fully funding the related projects.

	March 31, 2022				December 31, 2021	September 30, 2021
		Unpaid	Undisbursed	Gross Loan	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	Amount	Amount
		(Dollars in thousands)
Senior housing	35	$244,786	$86,444	$331,230	$295,929	$265,284
Retail building	147	186,325	39,972	226,297	215,593	208,539
Hotel	11	150,735	43,552	194,287	188,472	194,665
Office building	87	50,115	54,672	104,787	109,851	109,987
Multi-family	34	57,764	13,416	71,180	65,839	66,199
One- to four-family property	398	62,626	8,294	70,920	69,292	69,174
Single use building	28	19,410	4,769	24,179	52,471	47,028
Other	95	33,160	2,757	35,917	37,887	36,167
	835	$804,921	$253,876	$1,058,797	$1,035,334	$997,043

Weighted average rate		3.96%	3.83%	3.93%	3.97%	4.01%

The following table summarizes the Bank's commercial real estate and commercial construction loans and loan commitments by state as of the dates indicated.

	March 31, 2022				December 31, 2021	September 30, 2021
		Unpaid	Undisbursed	Gross Loan	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	Amount	Amount
		(Dollars in thousands)
Kansas	630	$313,861	$52,542	$366,403	$386,332	$348,835
Missouri	169	226,952	54,278	281,230	239,943	232,041
Texas	11	162,660	111,360	274,020	269,772	273,124
Colorado	6	18,722	16,730	35,452	35,552	36,099
Arkansas	3	20,254	13,335	33,589	33,676	33,763
Nebraska	6	33,265	4	33,269	33,370	33,468
Other	10	29,207	5,627	34,834	36,689	39,713
	835	$804,921	$253,876	$1,058,797	$1,035,334	$997,043

The following table presents the Bank's commercial loan portfolio and outstanding loan commitments, categorized by gross loan amount (unpaid principal plus undisbursed amounts) or outstanding loan commitment amount, as of March 31, 2022.

	Count	Amount
	(Dollars in thousands)
Greater than $30 million	6	$246,996
>$15 to $30 million	14	306,167
>$10 to $15 million	7	84,696
>$5 to $10 million	18	112,795
$1 to $5 million	111	249,997
Less than $1 million	1,274	189,611
	1,430	$1,190,262

As of March 31, 2022 and December 31, 2021, there were commercial loans with an aggregate gross balance, including undisbursed amounts, of $74.3 million and $143.5 million, respectively, with modifications under the Bank's program to support and provide relief to borrowers during the COVID-19 pandemic ("COVID-19 modifications") that were still in their deferral period. The COVID-19 modifications of these loans occurred during fiscal year 2021.

Asset Quality

Delinquent and nonaccrual loans and OREO. The following table presents the Company's 30 to 89 day delinquent loans at the dates indicated. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs, if any. Of the loans 30 to 89 days delinquent at March 31, 2022, approximately 64% were 59 days or less delinquent.

	Loans Delinquent for 30 to 89 Days at:
	March 31,		December 31,		September 30,
	2022		2021		2021
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	64	$6,931	74	$7,009	48	$4,156
Correspondent purchased	10	2,421	11	5,133	7	2,590
Bulk purchased	2	396	1	154	4	541
Commercial	4	373	2	222	2	37
Consumer	14	215	16	164	25	498
	94	$10,336	104	$12,682	86	$7,822

Loans 30 to 89 days delinquent
to total loans receivable, net		0.15%		0.18%		0.11%

The following table presents the Company's nonaccrual loans and OREO at the dates indicated. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs, if any. Nonaccrual loans are loans that are 90 or more days delinquent or in foreclosure and other loans required to be reported as nonaccrual pursuant to accounting and/or regulatory reporting requirements and/or internal policies, even if the loans are current. At all dates presented, there were no loans 90 or more days delinquent that were still accruing interest. Non-performing assets include nonaccrual loans and OREO. Of the one- to four-family loans with COVID-19 modifications that had completed the deferral period by March 31, 2022, $2.9 million were 30 to 89 days delinquent as of March 31, 2022 and included in the table above, and $2.8 million were 90 or more days delinquent or in foreclosure as of March 31, 2022 and included in the table below.

	Nonaccrual Loans and OREO at:
	March 31,		December 31,		September 30,
	2022		2021		2021
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	44	$3,999	48	$3,943	50	$3,693
Correspondent purchased	11	3,967	10	3,115	10	3,210
Bulk purchased	5	1,819	6	1,945	9	2,974
Commercial	6	1,167	6	1,170	6	1,214
Consumer	19	400	25	477	21	498
	85	11,352	95	10,650	96	11,589

Loans 90 or more days delinquent or in foreclosure
as a percentage of total loans		0.16%		0.15%		0.16%

Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	5	$505	5	$451	7	$1,288
Correspondent purchased	—	—	—	—	—	—
Bulk purchased	—	—	—	—	1	131
Commercial	2	34	3	62	4	419
Consumer	2	27	—	—	1	9
	9	566	8	513	13	1,847
Total nonaccrual loans	94	11,918	103	11,163	109	13,436

Nonaccrual loans as a percentage of total loans		0.17%		0.16%		0.19%

OREO:
One- to four-family:
Originated(2)	—	$—	2	$319	3	$170
Total non-performing assets	94	$11,918	105	$11,482	112	$13,606

Non-performing assets as a percentage of total assets		0.13%		0.12%		0.14%
(1)Includes loans required to be reported as nonaccrual pursuant to accounting and/or regulatory reporting requirements and/or internal policies, even if the loans are current.
(2)Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

The following table presents the states where the properties securing five percent or more of the total amount of our one- to four-family loans are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at March 31, 2022. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. At March 31, 2022, potential losses, after taking into consideration anticipated private mortgage insurance proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,504,169	57.5%	$5,476	56.2%	$4,161	42.5%	59%
Missouri	1,027,239	16.9	2,124	21.8	895	9.1	57
Texas	579,694	9.5	440	4.5	1,279	13.1	48
Other states	983,049	16.1	1,708	17.5	3,450	35.3	57
	$6,094,151	100.0%	$9,748	100.0%	$9,785	100.0%	57

Classified loans. The following table presents loans classified as special mention or substandard at the dates presented. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs, if any. The decrease in commercial special mention loans at March 31, 2022 compared to September 30, 2021 was due mainly to two commercial loans moving to the pass classification during the December 31, 2021 quarter as the underlying economic considerations being monitored by management improved to levels deemed appropriate by the Company.

	March 31, 2022		September 30, 2021
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family	$13,323	$22,494	$14,332	$23,458
Commercial	47,093	3,493	99,729	3,259
Consumer	306	618	135	718
	$60,722	$26,605	$114,196	$27,435

Allowance for Credit Losses. The distribution of our ACL and the ratio of ACL to loans receivable, by loan type, at the dates indicated is summarized below. See "Note 4. Loans Receivable and Allowance for Credit Losses" for additional information related to the calculation of ACL as of March 31, 2022.

	Distribution of ACL			Ratio of ACL to Loans Receivable
	March 31,	December 31,	September 30,	March 31,	December 31,	September 30,
	2022	2021	2021	2022	2021	2021
	(Dollars in thousands)
One- to four-family:
Originated	$1,677	$1,611	$1,590	0.04%	0.04%	0.04%
Correspondent purchased	2,129	2,082	2,062	0.11	0.10	0.10
Bulk purchased	241	268	304	0.15	0.16	0.18
Construction	32	28	22	0.06	0.06	0.06
Total	4,079	3,989	3,978	0.07	0.06	0.06
Commercial:
Real estate	8,991	11,257	13,706	1.34	1.64	2.02
Commercial and industrial	389	376	344	0.50	0.49	0.52
Construction	1,651	1,720	1,602	1.24	1.63	1.86
Total	11,031	13,353	15,652	1.25	1.54	1.89
Consumer	202	193	193	0.22	0.21	0.20
Total	$15,312	$17,535	$19,823	0.22	0.25	0.28

The following table presents ACL activity and related ratios at the dates and for the periods indicated. The ratio of net charge-offs (recoveries) ("NCOs") during the current year period to average non-performing assets was a negative percentage compared to a positive percentage in the prior year period due to a net recovery in the current year period and a net charge-off in the prior year period. The ACL to nonaccrual loans at end of period ratio and ACL to loans receivable, net at end of period ratio were lower in the current year period compared to the prior year period due primarily to a lower ACL balance at March 31, 2022. See "Note 4. Loans Receivable and Allowance for Credit Losses" for additional information related to ACL activity by specific loan categories.

	At or For the Six Months Ended
	March 31, 2022	March 31, 2021
	(Dollars in thousands)
Balance at beginning of period	$19,823	$31,527
Adoption of CECL	—	(4,761)
Charge-offs	(20)	(670)
Recoveries	65	136
Net recoveries (charge-offs)	45	(534)
Provision for credit losses	(4,556)	(2,835)
Balance at end of period	$15,312	$23,397

Ratio of NCOs during the period
to average non-performing assets	(0.35)%	3.81%

ACL to nonaccrual loans at end of period	128.48	153.51

ACL to loans receivable, net at end of period	0.22	0.33

ACL to NCOs (annualized)	N/M(1)	21.9x

(1)This ratio is not presented due to loan recoveries exceeding loan charge-offs during the period.

The following table presents NCOs, average loans, and NCOs as a percentage of average loans, by loan type, for the periods indicated.

	For the Six Months Ended
	March 31, 2022			March 31, 2021
	NCOs	Average Loans	NCOs as a % of Average Loans	NCOs	Average Loans	NCOs as a % of Average Loans
	(Dollars in thousands)
One- to four-family:
Originated	$(7)	$3,925,630	0.00%	$33	$3,922,917	0.00%
Correspondent	—	2,030,928	0.00	—	2,023,781	0.00
Bulk purchased	—	165,895	0.00	21	200,918	0.01
Construction	—	42,845	0.00	—	30,220	0.00
Total	(7)	6,165,298	0.00	54	6,177,836	0.00
Commercial:
Real estate	(49)	678,036	(0.01)	495	601,500	0.08
Commercial and industrial	10	71,353	0.01	—	78,897	0.00
Construction	—	105,668	0.00	—	88,155	0.00
Total	(39)	855,057	0.00	495	768,552	0.06
Consumer:
Home equity	(1)	83,752	0.00	(17)	97,112	(0.02)
Other	2	7,821	0.03	2	9,259	0.02
Total	1	91,573	0.00	(15)	106,371	(0.01)
	$(45)	$7,111,928	0.00	$534	$7,052,759	0.01

While management utilizes its best judgment and information available, the adequacy of the ACL is determined by certain factors outside of the Company's control, such as the performance of our portfolios, changes in the economic environment including economic uncertainty, changes in interest rates, and the view of the regulatory authorities toward classification of assets and the level of ACL. Additionally, the level of ACL may fluctuate based on the balance and mix of the loan portfolio. If actual results reflect significant underperformance compared to our assumptions and/or if one or more of our assumptions, such as the economic forecast, represents a more negative outlook in a future period, there could be additions to our ACL and an increase in the provision for credit losses.

Securities. The following table presents the distribution of our securities portfolio, at amortized cost, at the dates indicated. Overall, fixed-rate securities comprised 95% of our securities portfolio at March 31, 2022. Weighted average yields on tax-exempt securities are not calculated on a fully tax-equivalent basis.

	March 31, 2022			December 31, 2021			September 30, 2021
	Amount	Yield	WAL(1)	Amount	Yield	WAL(1)	Amount	Yield	WAL(1)
	(Dollars in thousands)
Fixed-rate securities:
MBS	$1,255,411	1.44%	4.3	$1,266,516	1.29%	3.4	$1,363,645	1.30%	3.5
GSE debentures	519,974	0.61	3.4	519,972	0.61	3.6	519,971	0.61	3.7
Municipal bonds	750	2.24	0.1	3,344	1.86	0.1	4,274	1.81	0.3
Total fixed-rate securities	1,776,135	1.20	4.0	1,789,832	1.10	3.5	1,887,890	1.11	3.6

Adjustable-rate securities:
MBS	99,226	2.08	4.3	109,195	2.07	4.6	120,566	1.99	3.2
Total securities portfolio	$1,875,361	1.24	4.1	$1,899,027	1.15	3.5	$2,008,456	1.16	3.5

(1)The weighted average life ("WAL") is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied.

The following table summarizes the activity in our securities portfolio for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning and ending balances are as of the first and last days of the periods presented and are generally derived from recent prepayment activity on the securities in the portfolio. The beginning and ending WALs are the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied.

	For the Six Months Ended
	March 31, 2022			March 31, 2021
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$2,014,608	1.16%	3.5	$1,560,950	1.63%	3.1
Maturities and repayments	(188,658)			(264,862)
Net amortization of (premiums)/discounts	(2,983)			(2,607)
Purchases	58,546	2.26	4.3	828,584	0.99	5.1
Change in valuation on AFS securities	(101,094)			(26,141)
Ending balance - carrying value	$1,780,419	1.25	4.1	$2,095,924	1.28	3.9

Liabilities. Total liabilities were $8.36 billion at March 31, 2022 and $8.39 billion at December 31, 2021 and September 30, 2021, respectively. The decrease in liabilities between December 31, 2021 and March 31, 2022 was due primarily to a decrease in deposits and a decrease in other liabilities mainly related to a reduction in the interest rate swap loss position as a result of an increase in market interest rates, along with the funding of low income housing partnership commitments, partially offset by an increase in escrows due to timing of when funds are received and disbursed. The decrease in liabilities between September 30, 2021 and March 31, 2022 was due primarily to a reduction in other liabilities as noted above, partially offset by an increase in deposits.

Deposits. The following table presents the amount, weighted average rate and percent of total for the components of our deposit portfolio at the dates presented. The $33.2 million decrease in the deposit portfolio balance between December 31, 2021 and March 31, 2022 was due primarily to a decrease in certificates of deposit, partially offset by an increase in money market and savings accounts. The $17.4 million increase in the deposit portfolio between September 30, 2021 and March 31, 2022 was due primarily to an increase in money market and checking accounts, partially offset by a decrease in certificates of deposit. The decrease in the deposit portfolio rate from September 30, 2021 to March 31, 2022 was due primarily to retail certificates of deposit repricing to lower offered rates as balances renewed and, to a lesser extent, growth in lower costing non-maturity deposits. There is some uncertainty regarding how long the increased balance of non-maturity deposits will be retained by the Bank as customers return to more normal spending habits and/or choose to invest in higher-yielding investment options outside of the Bank. The Bank may be required to replace deposit outflows with higher costing borrowings, which would increase the cost of funds over time, or with cash flows from maturing securities.

	March 31, 2022			December 31, 2021			September 30, 2021
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Non-interest-bearing checking	$600,457	—%	9.1%	$599,969	—%	9.0%	$543,849	—%	8.2%
Interest-bearing checking	1,097,287	0.07	16.6	1,092,342	0.07	16.4	1,037,362	0.07	15.7
Savings	558,337	0.05	8.4	526,714	0.05	7.9	519,069	0.05	7.9
Money market	1,885,873	0.19	28.5	1,840,049	0.19	27.7	1,753,525	0.19	26.6
Retail certificates of deposit	2,213,617	1.22	33.5	2,254,560	1.31	33.9	2,341,531	1.41	35.5
Commercial certificates of deposit	100,739	0.61	1.5	137,419	0.64	2.1	190,215	0.66	2.9
Public unit certificates of deposit	158,534	0.14	2.4	196,951	0.17	3.0	211,845	0.21	3.2
	$6,614,844	0.49	100.0%	$6,648,004	0.53	100.0%	$6,597,396	0.59	100.0%

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

The following table presents the maturity of term borrowings, which consist entirely of FHLB advances, along with associated weighted average contractual and effective rates as of March 31, 2022.

	Term Borrowings Amount
Maturity by	FHLB	Interest rate	Total	Contractual	Effective
Fiscal Year	Advances	swaps(1)	Amount	Rate	Rate(2)
	(Dollars in thousands)
2022	$75,000	$—	$75,000	0.29%	0.29%
2023	300,000	—	300,000	1.70	1.81
2024	150,000	165,000	315,000	1.44	2.46
2025	300,000	100,000	400,000	1.38	2.09
2026	250,000	—	250,000	0.96	1.27
2027	150,000	—	150,000	0.93	1.24
2028	—	100,000	100,000	0.78	3.44
	$1,225,000	$365,000	$1,590,000	1.25	1.90

(1)Represents adjustable-rate FHLB advances for which the Bank has entered into interest rate swaps with a notional amount of $365.0 million to hedge the variability in cash flows associated with the advances. Each interest rate swap matures on the same date as the related FHLB advance. The expected WAL of the interest rate swaps was 3.6 years at March 31, 2022.
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

	For the Six Months Ended
	March 31, 2022			March 31, 2021
		Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$1,590,000	1.88%	3.3	$1,790,000	2.31%	3.0
Maturities and prepayments	(100,000)	3.14	—	(665,000)	2.30	—
New FHLB borrowings	100,000	3.44	6.5	465,000	2.00	3.4
Ending balance	$1,590,000	1.90	2.8	$1,590,000	1.94	3.3
During the current quarter, the Bank reimplemented the leverage strategy which involves borrowing up to $2.10 billion either on the Bank's line of credit with FHLB or by entering into short-term FHLB advances, depending on the rates offered by FHLB. These borrowings were repaid prior to March 31, 2022.
Maturities of Interest-Bearing Liabilities. The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail/commercial and public unit amounts, and term borrowings for the next four quarters as of March 31, 2022.

	June 30,	September 30,	December 31,	March 31,
	2022	2022	2022	2023	Total
	(Dollars in thousands)
Retail/Commercial Certificates:
Amount	$373,869	$460,633	$315,308	$253,771	$1,403,581
Repricing Rate	0.99%	1.30%	1.22%	1.22%	1.19%
Public Unit Certificates:
Amount	$99,192	$29,003	$15,000	$3,503	$146,698
Repricing Rate	0.10%	0.09%	0.50%	0.10%	0.14%
Term Borrowings:
Amount	$—	$75,000	$—	$100,000	$175,000
Repricing Rate	—%	0.29%	—%	1.46%	0.95%
Total
Amount	$473,061	$564,636	$330,308	$357,274	$1,725,279
Repricing Rate	0.80%	1.11%	1.19%	1.28%	1.07%

The following table sets forth the WAM information for our certificates of deposit, in years, as of March 31, 2022.

Retail certificates of deposit	1.2
Commercial certificates of deposit	0.5
Public unit certificates of deposit	0.3
Total certificates of deposit	1.1

Stockholders' Equity. During the six months ended March 31, 2022, the Company paid cash dividends totaling $52.9 million. These cash dividends totaled $0.39 per share and consisted of a $0.22 per share cash true-up dividend related to fiscal year 2021 earnings and two regular quarterly cash dividends of $0.085 per share. On April 20, 2022, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $11.5 million, payable on May 20, 2022 to stockholders of record as of the close of business on May 6, 2022. In the long run, management considers the Bank's equity to total assets ratio of at least 9% an appropriate level of capital. At March 31, 2022, this ratio was 11.1%.

At March 31, 2022, Capitol Federal Financial, Inc., at the holding company level, had $81.1 million in cash on deposit at the Bank. For fiscal year 2022, it is the intention of the Board of Directors to continue the payout of 100% of the Company's earnings to the Company's stockholders. Dividend payments depend upon a number of factors, including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company level.

As of March 31, 2022, there remained $44.7 million authorized under the existing stock repurchase plan for additional purchases of the Company's common stock. Shares may be repurchased from time to time based upon market conditions, available liquidity and other factors. This plan has no expiration date; however, the FRB's existing approval for the Company to repurchase shares extends through August 2022.

The Company works to find multiple ways to provide stockholder value. This has primarily been through the payment of cash dividends and stock buybacks. The Company has maintained a policy of paying out 100% of its earnings to stockholders in the form of quarterly cash dividends and an annual cash true-up dividend in December of each year. In order to provide additional stockholder value, the Company paid a True Blue Capitol cash dividend of $0.25 per share in June for six consecutive years ending in 2019. Given the state of economic uncertainty in 2020, the Company elected to defer the True Blue dividend originally planned for June 2020. In June 2021, the Company paid a True Blue Capitol cash dividend of $0.40 per share. This cash dividend represented a $0.20 per share cash dividend from fiscal year 2020 and a $0.20 per share cash dividend from fiscal year 2021. The Company has paid the True Blue Capitol dividend primarily due to excess capital levels at the Company and Bank. The Company considers various business strategies and their impact on capital and asset measures on both a current and future basis, as well as regulatory capital levels and requirements, in determining the amount, if any, and timing of the True Blue dividend.

The following table presents regular quarterly cash dividends and special cash dividends paid in calendar years 2022, 2021, and 2020. The amounts represent cash dividends paid during each period. For the quarter ending June 30, 2022, the amount presented represents the dividend payable on May 20, 2022 to stockholders of record as of the close of business on May 6, 2022.

	Calendar Year
	2022		2021		2020
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$11,535	$0.085	$11,518	$0.085	$11,733	$0.085
Quarter ended June 30	11,536	0.085	11,516	0.085	11,733	0.085
Quarter ended September 30	—	—	11,518	0.085	11,733	0.085
Quarter ended December 31	—	—	11,535	0.085	11,514	0.085
True-up dividends paid	—	—	29,850	0.220	17,614	0.130
True Blue dividends paid	—	—	54,210	0.400	—	—
Calendar year-to-date dividends paid	$23,071	$0.170	$130,147	$0.960	$64,327	$0.470

Operating Results
The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2021	2021	2021	2021
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$55,412	$55,788	$57,139	$54,779	$57,285
MBS	4,821	4,625	4,900	5,360	5,429
FHLB stock	2,240	1,231	952	944	951
Investment securities	800	808	750	763	629
Cash and cash equivalents	949	14	27	26	40
Total interest and dividend income	64,222	62,466	63,768	61,872	64,334

Interest expense:
Deposits	8,389	9,267	10,335	11,475	12,529
Borrowings	8,732	7,585	7,889	7,826	8,732
Total interest expense	17,121	16,852	18,224	19,301	21,261

Net interest income	47,101	45,614	45,544	42,571	43,073

Provision for credit losses	(3,188)	(3,439)	(1,323)	(2,691)	(2,964)

Net interest income
(after provision for credit losses)	50,289	49,053	46,867	45,262	46,037

Non-interest income	5,416	5,506	5,303	5,236	12,477
Non-interest expense	27,960	26,694	28,247	27,602	32,653
Income tax expense	6,122	5,679	5,370	4,709	5,417
Net income	$21,623	$22,186	$18,553	$18,187	$20,444

Efficiency ratio	53.24%	52.22%	55.55%	57.73%	58.78%

Basic EPS	$0.16	$0.16	$0.14	$0.13	$0.15
Diluted EPS	0.16	0.16	0.14	0.13	0.15

Comparison of Operating Results for the Three Months Ended March 31, 2022 and December 31, 2021

For the quarter ended March 31, 2022, the Company recognized net income of $21.6 million, or $0.16 per share, compared to net income of $22.2 million, or $0.16 per share, for the quarter ended December 31, 2021. The decrease in net income was due primarily to higher non-interest expense and income tax expense, partially offset by an increase in net interest income. The net interest margin decreased 30 basis points, from 1.99% for the prior quarter to 1.69% for the current quarter. Excluding the effects of the leverage strategy, the net interest margin would have increased two basis points, from 1.99% for the prior quarter to 2.01% for the current quarter. The increase in the net interest margin excluding the effects of the leverage strategy was due mainly to a decrease in the cost of retail certificates of deposit.

The leverage strategy during the current quarter involved borrowing up to $2.10 billion either on the Bank's line of credit with FHLB or by entering into short-term FHLB advances, depending on the rates offered by FHLB. The borrowings were repaid prior to quarter end. The proceeds from the borrowings, net of the required FHLB stock holdings which yielded 5.75% from dividends during the current quarter, were deposited at the FRB of Kansas City. Net income attributable to the leverage strategy is largely derived from the dividends received on FHLB stock holdings, plus the net interest rate spread between the yield on the cash deposited at the FRB of Kansas City and the rate paid on the related FHLB borrowings, less applicable federal insurance premiums and estimated taxes. Net income attributable to the leverage strategy was $545 thousand during the current quarter. Management continues to monitor the net interest rate spread and overall profitability of the strategy. It is expected that the strategy will continue to be utilized as long as it remains profitable.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2022	2021	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$55,412	$55,788	$(376)	(0.7)%
MBS	4,821	4,625	196	4.2
FHLB stock	2,240	1,231	1,009	82.0
Investment securities	800	808	(8)	(1.0)
Cash and cash equivalents	949	14	935	6,678.6
Total interest and dividend income	$64,222	$62,466	$1,756	2.8

The increase in interest income on MBS was due to a decrease in premium amortization related to a slowdown in prepayment activity. The increase in dividend income on FHLB stock was due mainly to the leverage strategy being utilized during the current quarter, partially offset by a special 1.00% year-end dividend received in the prior quarter. The increase in interest income on cash and cash equivalents was due mainly to the leverage strategy being utilized during the current quarter.

Interest Expense
The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2022	2021	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$8,389	$9,267	$(878)	(9.5)%
Borrowings	8,732	7,585	1,147	15.1
Total interest expense	$17,121	$16,852	$269	1.6

The decrease in interest expense on deposits was due primarily to a decrease in the weighted average rate and the average balance of the retail certificate of deposit portfolio. The increase in interest expense on borrowings was due to the leverage strategy being utilized during the current quarter.

Provision for Credit Losses
For the quarter ended March 31, 2022, the Bank recorded a negative provision for credit losses of $3.2 million, compared to a negative provision for credit losses of $3.4 million for the prior quarter. The negative provision in the current quarter was comprised of a $2.2 million decrease in the ACL for loans and a $952 thousand decrease in reserves for off-balance sheet credit exposures. The negative provision for credit losses associated with the ACL was due primarily to a reduction in model-calculated ACL for commercial loans due to an increase in projected prepayment speeds as a result of management's outlook for prepayment activity and the composition and nature of our commercial loan portfolio, as well as a decrease in the commercial loan COVID-19 modification qualitative factor due to loans exiting their deferral time periods and resuming full payments per their original contracts during the current quarter. The negative provision for credit losses associated with the reserve for off-balance sheet credit exposures was due primarily to a reduction in the reserve for commercial construction loans due mainly to a reduction in the model-calculated amount as noted for the ACL.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2022	2021	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$3,300	$3,430	$(130)	(3.8)%
Insurance commissions	543	711	(168)	(23.6)
Other non-interest income	1,573	1,365	208	15.2
Total non-interest income	$5,416	$5,506	$(90)	(1.6)

The decrease in insurance commissions was due primarily to the receipt of annual contingent insurance commissions being lower than the prior year and the adjustments to the related accrual. The increase in other non-interest income was due mainly to a gain on a loan-related financial derivative agreement.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2022	2021	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$14,023	$13,728	$295	2.1%
Information technology and related expense	4,493	4,432	61	1.4
Occupancy, net	3,493	3,379	114	3.4
Regulatory and outside services	1,272	1,368	(96)	(7.0)
Advertising and promotional	1,494	1,064	430	40.4
Federal insurance premium	777	639	138	21.6
Deposit and loan transaction costs	689	697	(8)	(1.1)
Office supplies and related expense	502	468	34	7.3
Other non-interest expense	1,217	919	298	32.4
Total non-interest expense	$27,960	$26,694	$1,266	4.7

The increase in advertising and promotional expense was due primarily to the timing of campaigns and sponsorships. The increase in federal insurance premium expense was due mainly to an increase in average assets as a result of the leverage strategy being utilized during the current quarter. The increase in other non-interest expense was due mainly to an increase in debit card and deposit account fraud losses, along with an increase in dues and subscriptions related to annual payments, and an increase in insurance expense due to a premium refund received in the prior quarter.

The Company's efficiency ratio was 53.24% for the current quarter compared to 52.22% for the prior quarter. The change in the efficiency ratio was due primarily to higher non-interest expense. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A higher value indicates that it is costing the financial institution more money to generate revenue, relative to the net interest margin and non-interest income.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$27,745	$27,865	$(120)	(0.4)%
Income tax expense	6,122	5,679	443	7.8
Net income	$21,623	$22,186	$(563)	(2.5)

Effective Tax Rate	22.1%	20.4%

The increase in income tax expense was due primarily to a higher effective tax rate in the current quarter. The lower effective tax rate in the prior quarter was due primarily to true-ups related to the preparation of the September 30, 2021 tax returns. Management anticipates the effective tax rate for fiscal year 2022 will be approximately 21%.

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

	For the Three Months Ended
	March 31, 2022			December 31, 2021
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans:
Originated	$3,965,844	$31,993	3.23%	$3,971,049	$32,422	3.27%
Correspondent purchased	2,026,120	13,060	2.58	2,035,631	12,746	2.50
Bulk purchased	161,149	503	1.25	170,537	610	1.43
Total one- to four-family loans	6,153,113	45,556	2.96	6,177,217	45,778	2.96
Commercial loans	869,205	8,851	4.07	841,217	8,943	4.16
Consumer loans	90,326	1,005	4.51	92,794	1,067	4.56
Total loans receivable(1)	7,112,644	55,412	3.12	7,111,228	55,788	3.13
MBS(2)	1,357,693	4,821	1.42	1,435,562	4,625	1.29
Investment securities(2)(3)	522,019	800	0.61	523,931	808	0.62
FHLB stock(4)	158,546	2,240	5.73	73,481	1,231	6.64
Cash and cash equivalents(5)	1,971,341	949	0.19	37,221	14	0.15
Total interest-earning assets	11,122,243	64,222	2.31	9,181,423	62,466	2.71
Other non-interest-earning assets	385,323			412,115
Total assets	$11,507,566			$9,593,538

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$1,069,282	176	0.07	$1,052,413	179	0.07
Savings	540,348	71	0.05	520,770	70	0.05
Money market	1,879,799	876	0.19	1,767,134	825	0.19
Retail certificates	2,241,080	7,012	1.27	2,298,678	7,835	1.35
Commercial certificates	116,181	183	0.64	169,200	272	0.64
Wholesale certificates	197,335	71	0.15	199,692	86	0.17
Total deposits	6,044,025	8,389	0.56	6,007,887	9,267	0.61
Borrowings(6)	3,499,010	8,732	1.01	1,589,258	7,585	1.88
Total interest-bearing liabilities	9,543,035	17,121	0.73	7,597,145	16,852	0.88
Non-interest-bearing deposits	577,989			550,492
Other non-interest-bearing liabilities	177,995			209,890
Stockholders' equity	1,208,547			1,236,011
Total liabilities and stockholders' equity	$11,507,566			$9,593,538

Net interest income(7)		$47,101			$45,614
Net interest-earning assets	$1,579,208			$1,584,278
Net interest margin(8)(9)			1.69			1.99
Ratio of interest-earning assets to interest-bearing liabilities			1.17x			1.21x

Selected performance ratios:
Return on average assets (annualized)(9)			0.75%			0.93%
Return on average equity (annualized)(9)			7.16			7.18
Average equity to average assets			10.50			12.88
Operating expense ratio (annualized)(10)			0.97			1.11
Efficiency ratio(9)(11)			53.24			52.22
Pre-tax yield on leverage strategy(12)			0.14			—

(1)Balances are adjusted for unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS securities are adjusted for unamortized purchase premiums or discounts.
(3)The average balance of investment securities includes an average balance of nontaxable securities of $2.0 million and $4.0 million for the quarters ended March 31, 2022 and December 31, 2021, respectively.
(4)Included in this line, for the quarter ended March 31, 2022, is FHLB stock related to the leverage strategy with an average outstanding balance of $86.2 million and dividend income of $1.2 million at a weighted average yield of 5.75%, and FHLB stock not related to the leverage strategy with an average outstanding balance of $72.3 million and dividend income of $1.0 million at a weighted average yield of 5.71%. There was no FHLB stock related to the leverage strategy during the quarter ended December 31, 2021.
(5)The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $1.83 billion during the quarter ended March 31, 2022. There were no cash and cash equivalents related to the leverage strategy during the quarter ended December 31, 2021.
(6)Included in this line, for the quarter ended March 31, 2022, are FHLB borrowings related to the leverage strategy with an average outstanding balance of $1.92 billion and interest paid of $1.3 million, at a weighted average rate of 0.26%, and FHLB borrowings not related to the leverage strategy with an average outstanding balance of $1.58 billion and interest paid of $7.5 million, at a weighted average rate of 1.90%. There were no FHLB borrowings related to the leverage strategy during the quarter ended December 31, 2021. The FHLB advance amounts and rates included in this line include the effect of interest rate swaps and are net of deferred prepayment penalties.
(7)Net interest income represents the difference between interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income depends on the average balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.
(8)Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.
(9)The table below provides a reconciliation between certain performance ratios presented in accordance with GAAP and the performance ratios excluding the effects of the leverage strategy, which are not presented in accordance with GAAP. Management believes it is important for comparability purposes to provide the performance ratios without the leverage strategy because of the unique nature of the leverage strategy. The leverage strategy reduces some of our performance ratios due to the amount of earnings associated with the transaction in comparison to the size of the transaction, while increasing our net income.

	For the Three Months Ended
	March 31, 2022			December 31, 2021
	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Yield on interest-earning assets	2.31%	(0.39)%	2.70%	2.71%	—%	2.71%
Cost of interest-bearing liabilities	0.73	(0.11)	0.84	0.88	—	0.88
Return on average assets (annualized)	0.75	(0.13)	0.88	0.93	—	0.93
Return on average equity (annualized)	7.16	0.18	6.98	7.18	—	7.18
Net interest margin	1.69	(0.32)	2.01	1.99	—	1.99
Efficiency Ratio	53.24	(0.58)	53.82	52.22	—	52.22
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

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended March 31, 2022 to the three months ended December 31, 2021. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended
	March 31, 2022 vs. December 31, 2021
	Increase (Decrease) Due to
	Volume(1)	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$25	$(401)	$(376)
MBS	(260)	456	196
Investment securities	(3)	(5)	(8)
FHLB stock	1,198	(189)	1,009
Cash and cash equivalents	930	5	935
Total interest-earning assets	1,890	(134)	1,756

Interest-bearing liabilities:
Checking	1	(4)	(3)
Savings	1	(1)	—
Money market	39	12	51
Certificates of deposit	(410)	(516)	(926)
Borrowings	1,263	(116)	1,147
Total interest-bearing liabilities	894	(625)	269

Net change in net interest income	$996	$491	$1,487

(1)The increases attributable to changes in volume related to FHLB stock, cash and cash equivalents, and borrowings were due primarily to the leverage strategy being utilized during the current quarter and not being utilized during the prior quarter.

Comparison of Operating Results for the Six Months Ended March 31, 2022 and 2021

The Company recognized net income of $43.8 million, or $0.32 per share, for the current year period compared to net income of $39.3 million, or $0.29 per share, for the prior year period. The increase in net income was due primarily to an increase in net interest income and a higher negative provision for credit losses in the current year period, partially offset by higher income tax expense. The net interest margin decreased seven basis points, from 1.90% for the prior year period to 1.83% for the current year period. Excluding the effects of the leverage strategy, the net interest margin would have increased 10 basis points, from 1.90% for the prior year period to 2.00% for the current year period. The increase in net interest margin excluding the effects of the leverage strategy was due mainly to a reduction in the weighted average cost of retail certificates of deposit and borrowings, which outpaced the decrease in weighted average asset yields.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2022	2021	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$111,200	$117,979	$(6,779)	(5.7)%
MBS	9,446	11,139	(1,693)	(15.2)
FHLB stock	3,471	2,020	1,451	71.8
Investment securities	1,608	1,312	296	22.6
Cash and cash equivalents	963	91	872	958.2
Total interest and dividend income	$126,688	$132,541	$(5,853)	(4.4)

The decrease in interest income on loans receivable was due primarily to a decrease in the weighted average rate on the originated and correspondent one- to four-family loan portfolio, partially offset by a reduction in premium amortization for correspondent one- to four-family loans and an increase in the average balance of the loan portfolio. The decrease in the weighted average rate was due to endorsements and refinances to lower market rates and the origination and purchase of new loans at lower market rates between periods. Premium amortization related to the one- to four-family correspondent loan portfolio decreased significantly compared to the prior year period due to the slow-down in prepayments and endorsements, which more than offset the decrease in the weighted average rate and resulted in an increase in interest income for this loan category.

The decrease in interest income on the MBS portfolio was due to a decrease in the weighted average yield as a result of purchases at lower market yields between periods, along with higher premium amortization related to prepayment activity.

The increase in dividend income on FHLB stock and the increase in interest income on cash and cash equivalents were due mainly to the leverage strategy being utilized during the current year period.

The increase in interest income on investment securities was due primarily to an increase in the average balance of the portfolio.

Interest Expense
The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2022	2021	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$17,656	$26,596	$(8,940)	(33.6)%
Borrowings	16,317	19,059	(2,742)	(14.4)
Total interest expense	$33,973	$45,655	$(11,682)	(25.6)

The decrease in interest expense on deposits was due mainly to a decrease in the weighted average rate paid on retail certificates of deposit, wholesale certificates of deposit, and money market accounts. Retail certificates of deposit continue to reprice downward as they renew or are replaced at lower offered rates, and rates on money market accounts were also lowered between periods.

The decrease in interest expense on borrowings was due primarily to lowering the cost of FHLB advances by terminating or not renewing certain interest rate swap agreements, not replacing certain maturing FHLB advances, and prepaying certain advances during fiscal year 2021. Cash flows from the deposit portfolio were used to pay down certain FHLB advances. This was partially offset by the leverage strategy being utilized during the current year period and not being utilized during the prior year period.

Provision for Credit Losses
The Bank recorded a negative provision for credit losses during the current year period of $6.6 million, compared to a negative provision for credit losses of $4.5 million during the prior year period. The negative provision in the current year period was comprised of a $4.6 million decrease in the ACL for loans and a $2.0 million decrease in reserves for off-balance sheet credit exposures. The negative provision for credit losses associated with the ACL in the current year period was due to (1) a reduction in the large-dollar special mention commercial loan qualitative factor due to two large-dollar special mention commercial loans moving to the pass classification during the December 31, 2021 quarter, (2) a reduction in model-calculated ACL for commercial loans due to an increase in projected prepayment speeds as a result management's outlook for prepayment activity and the composition and nature of our commercial loan portfolio, (3) a decrease in the commercial loan COVID-19 modification qualitative factor due to loans exiting their deferral time periods and resuming full payments per their original contracts during the current quarter, and (4) a decrease in the economic uncertainty qualitative factor for commercial loans due to improvement in economic conditions through March 31, 2022. The negative provision for credit losses associated with the reserve for off-balance sheet credit exposures in the current year period was due primarily to a reduction in the commercial loan economic uncertainty qualitative factor and to a reduction in the reserves for commercial construction loans due mainly to a reduction in the model-calculated amount as noted for the ACL.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2022	2021	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$6,730	$5,761	$969	16.8%
Insurance commissions	1,254	1,526	(272)	(17.8)
Gain on sale of Visa Class B shares	—	7,386	(7,386)	(100.0)
Other non-interest income	2,938	2,874	64	2.2
Total non-interest income	$10,922	$17,547	$(6,625)	(37.8)

The increase in deposit service fees was due primarily to an increase in debit card income as a result of higher transaction and settlement volume, in addition to an increase in the average transaction amount. The decrease in insurance commissions was due primarily to the receipt of annual contingent insurance commissions being lower than the prior year and the adjustments to the related accrual. During the prior year period, the Bank sold its Visa Class B shares, resulting in a $7.4 million gain, with no similar transaction during the current year period.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2022	2021	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$27,751	$27,535	$216	0.8%
Information technology and related expense	8,925	8,832	93	1.1
Occupancy, net	6,872	6,902	(30)	(0.4)
Regulatory and outside services	2,640	2,819	(179)	(6.3)
Advertising and promotional	2,558	2,322	236	10.2
Federal insurance premium	1,416	1,255	161	12.8
Deposit and loan transaction costs	1,386	1,430	(44)	(3.1)
Office supplies and related expense	970	887	83	9.4
Loss on interest rate swap termination	—	4,752	(4,752)	(100.0)
Other non-interest expense	2,136	2,986	(850)	(28.5)
Total non-interest expense	$54,654	$59,720	$(5,066)	(8.5)

The increase in advertising and promotional expense was due mainly to adjustments to advertising schedules during the prior year related to the COVID-19 pandemic. During the prior year period, the Bank terminated $200.0 million of interest rate swaps, resulting in a loss of $4.8 million which was reclassified out of AOCI to earnings. The decrease in other non-interest expense was due primarily to the write-down during the prior year period of a property that had previously served as one of the Bank's branch locations.

The Company's efficiency ratio was 52.74% for the current year period compared to 57.19% for the prior year period. The improvement in the efficiency ratio was due primarily to lower non-interest expense and higher net interest income, partially offset by lower non-interest income.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$55,610	$49,209	$6,401	13.0%
Income tax expense	11,801	9,867	1,934	19.6
Net income	$43,809	$39,342	$4,467	11.4

Effective Tax Rate	21.2%	20.1%

The increase in income tax expense was due primarily to higher pretax income in the current year period. Additionally, the effective tax rate increased slightly compared to the prior year period, and is in line with management's anticipation of an effective tax rate of approximately 21% for fiscal year 2022.

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

	For the Six Months Ended
	March 31, 2022			March 31, 2021
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans:
Originated	$3,968,475	$64,415	3.25%	$3,953,137	$70,755	3.58%
Correspondent purchased	2,030,928	25,805	2.54	2,023,781	24,757	2.45
Bulk purchased	165,895	1,114	1.34	200,918	2,045	2.04
Total one- to four-family loans	6,165,298	91,334	2.96	6,177,836	97,557	3.16
Commercial loans	855,057	17,794	4.12	768,552	17,963	4.62
Consumer loans	91,573	2,072	4.54	106,371	2,459	4.64
Total loans receivable(1)	7,111,928	111,200	3.12	7,052,759	117,979	3.34
MBS(2)	1,397,056	9,446	1.35	1,372,531	11,139	1.62
Investment securities(2)(3)	522,986	1,608	0.61	448,595	1,312	0.58
FHLB stock(4)	115,546	3,471	6.02	81,332	2,020	4.98
Cash and cash equivalents(5)	993,653	963	0.19	180,242	91	0.10
Total interest-earning assets	10,141,169	126,688	2.49	9,135,459	132,541	2.90
Other non-interest-earning assets	398,355			449,883
Total assets	$10,539,524			$9,585,342

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$1,060,755	355	0.07	$929,976	407	0.09
Savings	530,451	141	0.05	460,252	136	0.06
Money market	1,822,848	1,701	0.19	1,508,935	2,222	0.30
Retail certificates	2,270,195	14,847	1.31	2,565,182	22,293	1.74
Commercial certificates	142,982	455	0.64	184,414	801	0.87
Wholesale certificates	198,527	157	0.16	256,123	737	0.58
Total deposits	6,025,758	17,656	0.59	5,904,882	26,596	0.90
Borrowings(6)	2,533,641	16,317	1.28	1,690,363	19,059	2.25
Total interest-bearing liabilities	8,559,399	33,973	0.79	7,595,245	45,655	1.20
Non-interest-bearing deposits	564,089			479,894
Other non-interest-bearing liabilities	193,606			227,189
Stockholders' equity	1,222,430			1,283,014
Total liabilities and stockholders' equity	$10,539,524			$9,585,342

Net interest income(7)		$92,715			$86,886
Net interest-earning assets	$1,581,770			$1,540,214
Net interest margin(8)(9)			1.83			1.90
Ratio of interest-earning assets to interest-bearing liabilities			1.18x			1.20x

Selected performance ratios:
Return on average assets (annualized)(9)			0.83%			0.82%
Return on average equity (annualized)(9)			7.17			6.13
Average equity to average assets			11.60			13.39
Operating expense ratio (annualized)(10)			1.04			1.25
Efficiency ratio(9)(11)			52.74			57.19
Pre-tax yield on leverage strategy(12)			0.15			—

(1)Balances are adjusted for unearned loan fees and deferred costs.  Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS securities are adjusted for unamortized purchase premiums or discounts.
(3)The average balance of investment securities includes an average balance of nontaxable securities of $3.0 million and $8.3 million for the six months ended March 31, 2022 and March 31, 2021, respectively.
(4)Included in this line, for the six months ended March 31, 2022, is FHLB stock related to the leverage strategy with an average outstanding balance $42.6 million and dividend income of $1.2 million at a weighted average yield of 5.75%, and FHLB stock not related to the leverage strategy with an average outstanding balance of $72.9 million and dividend income of $2.2 million at a weighted average yield of 6.18%. There was no FHLB stock related to the leverage strategy during the six months ended March 31, 2021.
(5)The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $904.6 million during the six months ended March 31, 2022. There were no cash and cash equivalents related to the leverage strategy during the six months ended March 31, 2021.
(6)Included in this line, for the six months ended March 31, 2022, are FHLB borrowings related to the leverage strategy with an average outstanding balance of $947.3 million and interest paid of $1.3 million, at a weighted average rate of 0.26%, and FHLB borrowings not related to the leverage strategy with an average outstanding balance of $1.59 billion and interest paid of $15.1 million, at a weighted average rate of 1.89%. There were no FHLB borrowings related to the leverage strategy during the six months ended March 31, 2021. The FHLB advance amounts and rates included in this line item include the effect of interest rate swaps and are net of deferred prepayment penalties.
(7)Net interest income represents the difference between interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income depends on the average balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.
(8)Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.
(9)The table below provides a reconciliation between certain performance ratios presented in accordance with GAAP and the performance ratios excluding the effects of the leverage strategy, which are not presented in accordance with GAAP. Management believes it is important for comparability purposes to provide the performance ratios without the leverage strategy because of the unique nature of the leverage strategy. The leverage strategy reduces some of our performance ratios due to the amount of earnings associated with the transaction in comparison to the size of the transaction, while increasing our net income.

	For the Six Months Ended
	March 31, 2022			March 31, 2021
	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Yield on interest-earning assets	2.49%	(0.22)%	2.71%	2.90%	—%	2.90%
Cost of interest-bearing liabilities	0.79	(0.07)	0.86	1.20	—	1.20
Return on average assets (annualized)	0.83	(0.07)	0.90	0.82	—	0.82
Return on average equity (annualized)	7.17	0.09	7.08	6.13	—	6.13
Net interest margin	1.83	(0.17)	2.00	1.90	—	1.90
Efficiency Ratio	52.74	(0.29)	53.03	57.19	—	57.19
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

	For the Six Months Ended
	March 31, 2022 vs. March 31, 2021
	Increase (Decrease) Due to
	Volume(1)	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,451	$(8,230)	$(6,779)
MBS	196	(1,889)	(1,693)
Investment securities	226	70	296
FHLB stock	969	482	1,451
Cash and cash equivalents	724	148	872
Total interest-earning assets	3,566	(9,419)	(5,853)

Interest-bearing liabilities:
Checking	52	(104)	(52)
Savings	20	(15)	5
Money market	401	(922)	(521)
Certificates of deposit	(2,854)	(5,518)	(8,372)
Borrowings	168	(2,910)	(2,742)
Total interest-bearing liabilities	(2,213)	(9,469)	(11,682)

Net change in net interest income	$5,779	$50	$5,829
(1)The increases attributable to changes in volume related to FHLB stock, cash and cash equivalents, and borrowings were due primarily to the leverage strategy being utilized during the current year period and not being utilized during the prior year period.

Comparison of Operating Results for the Three Months Ended March 31, 2022 and 2021
For the quarter ended March 31, 2022, the Company recognized net income of $21.6 million, or $0.16 per share, compared to net income of $20.4 million, or $0.15 per share for the quarter ended March 31, 2021. The increase in net income was due primarily to a an increase in net interest income and a decrease in non-interest expense, partially offset by a decrease in non-interest income. The net interest margin decreased 19 basis points, from 1.88% for the prior year quarter to 1.69% for the current quarter. Excluding the effects of the leverage strategy, the net interest margin would have increased 13 basis points, from 1.88% for the prior year quarter to 2.01% for the current quarter. The increase in the net interest margin excluding the effects of the leverage strategy was due mainly to a decrease in the weighted average cost of retail certificates of deposit and borrowings, which outpaced the decrease in weighted average asset yields.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2022	2021	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$55,412	$57,285	$(1,873)	(3.3)%
MBS	4,821	5,429	(608)	(11.2)
FHLB stock	2,240	951	1,289	135.5
Investment securities	800	629	171	27.2
Cash and cash equivalents	949	40	909	2,272.5
Total interest and dividend income	$64,222	$64,334	$(112)	(0.2)

The decrease in interest income on loans receivable was due primarily to a decrease in the weighted average rate on the originated and correspondent one- to four-family loan portfolio, partially offset by a reduction in premium amortization for correspondent one- to four-family loans and an increase in the average balance of the loan portfolio. The decrease in the weighted average rate was due to endorsements and refinances to lower market rates and the origination and purchase of new loans at lower market rates between periods. Premium amortization related to the one- to four-family correspondent loan portfolio decreased significantly compared to the prior year quarter due to the slow-down in prepayments and endorsements, which more than offset the decrease in the weighted average rate and resulted in an increase in interest income for this loan category.

The decrease in interest income on MBS was due mainly to a decrease in the average balance of the portfolio, as well as a decrease in the weighted average yield as a result of purchases at lower market rates between periods.

The increase in dividend income on FHLB stock and the increase in income on cash and cash equivalents were due mainly to the leverage strategy being utilized during the current quarter.

Interest Expense
The following table presents the components of interest expense for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2022	2021	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$8,389	$12,529	$(4,140)	(33.0)%
Borrowings	8,732	8,732	—	—
Total interest expense	$17,121	$21,261	$(4,140)	(19.5)

The decrease in interest expense on deposits was due mainly to a decrease in the weighted average rate and the average balance of the retail certificate of deposit portfolio.

Interest expense on borrowings not associated with the leverage strategy decreased compared to the prior year quarter due primarily to lowering the cost of FHLB advances by terminating or not renewing certain interest rate swap agreements during fiscal year 2021. This decrease was offset by the leverage strategy being utilized during the current quarter and not being utilized during the prior year quarter.

Provision for Credit Losses
The Bank recorded a negative provision for credit losses during the current quarter of $3.2 million, compared to a negative provision for credit losses of $3.0 million during the prior year quarter. See "Comparison of Operating Results for the Three Months Ended March 31, 2022 and December 31, 2021" above for additional discussion regarding the negative provision for credit losses during the current quarter.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2022	2021	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$3,300	$2,814	$486	17.3%
Insurance commissions	543	888	(345)	(38.9)
Gain on sale of Visa Class B shares	—	7,386	(7,386)	(100.0)
Other non-interest income	1,573	1,389	184	13.2
Total non-interest income	$5,416	$12,477	$(7,061)	(56.6)

The increase in deposit service fees was due primarily to an increase in debit card income as a result of higher transaction and settlement volume, in addition to an increase in the average transaction amount. The decrease in insurance commissions was due primarily to the receipt of annual contingent insurance commissions being lower than the prior year quarter and the related accrual adjustments in the current quarter. During the prior year quarter, the Bank sold its Visa Class B shares, resulting in a $7.4 million gain, with no similar transaction during the current quarter.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2022	2021	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$14,023	$13,397	$626	4.7%
Information technology and related expense	4,493	4,599	(106)	(2.3)
Occupancy, net	3,493	3,523	(30)	(0.9)
Regulatory and outside services	1,272	1,234	38	3.1
Advertising and promotional	1,494	1,484	10	0.7
Federal insurance premium	777	634	143	22.6
Deposit and loan transaction costs	689	664	25	3.8
Office supplies and related expense	502	463	39	8.4
Loss on interest rate swap termination	—	4,752	(4,752)	(100.0)
Other non-interest expense	1,217	1,903	(686)	(36.0)
Total non-interest expense	$27,960	$32,653	$(4,693)	(14.4)

The increase in salaries and employee benefits was due primarily to higher anticipated incentive compensation compared to the prior year quarter. The increase in the federal insurance premium was due mainly to an increase in average assets as a result of the leverage strategy being utilized during the current quarter. During the prior year quarter, the Bank terminated $200.0 million of interest rate swaps, resulting in a loss of $4.8 million which was reclassified out of AOCI to earnings. The decrease in other non-interest expense was due primarily to the write-down during the prior year quarter of a property that had previously served as one of the Bank's branch locations.

The Company's efficiency ratio was 53.24% for the current quarter compared to 58.78% for the prior year quarter. The improvement in the efficiency ratio was due primarily to higher net interest income in the current quarter.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$27,745	$25,861	$1,884	7.3%
Income tax expense	6,122	5,417	705	13.0
Net income	$21,623	$20,444	$1,179	5.8

Effective Tax Rate	22.1%	20.9%

The increase in income tax expense was due primarily to higher pretax income in the current quarter. Additionally, the effective tax rate increased slightly compared to the prior year quarter, and is in line with management's anticipation of an effective tax rate of approximately 21% for fiscal year 2022.

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

	For the Three Months Ended
	March 31, 2022			March 31, 2021
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans:
Originated	$3,965,844	$31,993	3.23%	$3,956,867	$34,794	3.52%
Correspondent purchased	2,026,120	13,060	2.58	1,981,735	11,826	2.39
Bulk purchased	161,149	503	1.25	195,925	932	1.90
Total one- to four-family loans	6,153,113	45,556	2.96	6,134,527	47,552	3.10
Commercial loans	869,205	8,851	4.07	766,972	8,559	4.46
Consumer loans	90,326	1,005	4.51	102,613	1,174	4.64
Total loans receivable(1)	7,112,644	55,412	3.12	7,004,112	57,285	3.27
MBS(2)	1,357,693	4,821	1.42	1,444,554	5,429	1.50
Investment securities(2)(3)	522,019	800	0.61	466,077	629	0.54
FHLB stock(4)	158,546	2,240	5.73	77,391	951	4.98
Cash and cash equivalents(5)	1,971,341	949	0.19	158,544	40	0.10
Total interest-earning assets	11,122,243	64,222	2.31	9,150,678	64,334	2.81
Other non-interest-earning assets	385,323			446,265
Total assets	$11,507,566			$9,596,943

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$1,069,282	176	0.07	$959,928	183	0.08
Savings	540,348	71	0.05	477,985	69	0.06
Money market	1,879,799	876	0.19	1,543,911	1,038	0.27
Retail certificates	2,241,080	7,012	1.27	2,538,783	10,499	1.68
Commercial certificates	116,181	183	0.64	214,656	418	0.79
Wholesale certificates	197,335	71	0.15	260,712	322	0.50
Total deposits	6,044,025	8,389	0.56	5,995,975	12,529	0.85
Borrowings(6)	3,499,010	8,732	1.01	1,603,459	8,732	2.19
Total interest-bearing liabilities	9,543,035	17,121	0.73	7,599,434	21,261	1.13
Non-interest-bearing deposits	577,989			500,036
Other non-interest-bearing liabilities	177,995			213,602
Stockholders' equity	1,208,547			1,283,871
Total liabilities and stockholders' equity	$11,507,566			$9,596,943

Net interest income(7)		$47,101			$43,073
Net interest-earning assets	$1,579,208			$1,551,244
Net interest margin(8)(9)			1.69			1.88
Ratio of interest-earning assets to interest-bearing liabilities			1.17x			1.20x

Selected performance ratios:
Return on average assets (annualized)(9)			0.75%			0.85%
Return on average equity (annualized)(9)			7.16			6.37
Average equity to average assets			10.50			13.38
Operating expense ratio (annualized)(10)			0.97			1.36
Efficiency ratio(9)(11)			53.24			58.78
Pre-tax yield on leverage strategy(12)			0.14			—

(1)Balances are adjusted for unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS securities are adjusted for unamortized purchase premiums or discounts.
(3)The average balance of investment securities includes an average balance of nontaxable securities of $2.0 million and $7.5 million for the three months ended March 31, 2022 and March 31, 2021, respectively.
(4)Included in this line, for the three months ended March 31, 2022, is FHLB stock related to the leverage strategy with an average outstanding balance of $86.2 million and dividend income of $1.2 million at a weighted average yield of 5.75%, and FHLB stock not related to the leverage strategy with an average outstanding balance of $72.3 million and dividend income of $1.0 million at a weighted average yield of 5.71%. There was no FHLB stock related to the leverage strategy during the three months ended March 31, 2021.
(5)The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $1.83 billion during the three months ended March 31, 2022. There were no cash and cash equivalents related to the leverage strategy during the three months ended March 31, 2021.
(6)Included in this line, for the three months ended March 31, 2022, are FHLB borrowings related to the leverage strategy with an average outstanding balance of $1.92 billion and interest paid of $1.3 million, at a weighted average rate of 0.26%, and FHLB borrowings not related to the leverage strategy with an average outstanding balance of $1.58 billion and interest paid of $7.5 million, at a weighted average rate of 1.90%. There were no FHLB borrowings related to the leverage strategy during the three months ended March 31, 2021. The FHLB advance amounts and rates included in this line include the effect of interest rate swaps and are net of deferred prepayment penalties.
(7)Net interest income represents the difference between interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income depends on the average balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.
(8)Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.
(9)The table below provides a reconciliation between certain performance ratios presented in accordance with GAAP and the performance ratios excluding the effects of the leverage strategy, which are not presented in accordance with GAAP. Management believes it is important for comparability purposes to provide the performance ratios without the leverage strategy because of the unique nature of the leverage strategy. The leverage strategy reduces some of our performance ratios due to the amount of earnings associated with the transaction in comparison to the size of the transaction, while increasing our net income.

	For the Three Months Ended
	March 31, 2022			March 31, 2021
	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Yield on interest-earning assets	2.31%	(0.39)%	2.70%	2.81%	—%	2.81%
Cost of interest-bearing liabilities	0.73	(0.11)	0.84	1.13	—	1.13
Return on average assets (annualized)	0.75	(0.13)	0.88	0.85	—	0.85
Return on average equity (annualized)	7.16	0.18	6.98	6.37	—	6.37
Net interest margin	1.69	(0.32)	2.01	1.88	—	1.88
Efficiency Ratio	53.24	(0.58)	53.82	58.78	—	58.78
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

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended March 31, 2022 to the three months ended March 31, 2021. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended March 31,
	2022 vs. 2021
	Increase (Decrease) Due to
	Volume(1)	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,116	$(2,989)	$(1,873)
MBS	(317)	(291)	(608)
Investment securities	80	91	171
FHLB stock	1,127	162	1,289
Cash and cash equivalents	841	68	909
Total interest-earning assets	2,847	(2,959)	(112)

Interest-bearing liabilities:
Checking	20	(27)	(7)
Savings	8	(6)	2
Money market	197	(359)	(162)
Certificates of deposit	(1,555)	(2,418)	(3,973)
Borrowings	1,156	(1,156)	—
Total interest-bearing liabilities	(174)	(3,966)	(4,140)

Net change in net interest income	$3,021	$1,007	$4,028

(1)The increases attributable to changes in volume related to FHLB stock, cash and cash equivalents, and borrowings were due primarily to the leverage strategy being utilized during the current quarter and not being utilized during the prior year quarter.

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

In the event short-term liquidity needs exceed available cash, the Bank has access to a line of credit at FHLB and the FRB of Kansas City's discount window. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of Bank Call Report total assets without the pre-approval of FHLB senior management. The Bank's borrowing limit was 50% of Bank Call Report total assets as of March 31, 2022, as approved by the president of FHLB. When the leverage strategy is in place, the Bank maintains the resulting excess cash reserves from the FHLB borrowings at the FRB of Kansas City, which can be used to meet any short-term liquidity needs. Additionally, FHLB borrowings may be in excess of 40% of Bank Call Report total assets as long as the Bank continues its leverage strategy and FHLB senior management continues to approve the Bank's borrowing limit being in excess of 40% of Call Report total assets. All or a portion of the short-term FHLB borrowings in conjunction with the leverage strategy can be repaid at maturity, if necessary or desired. The amount that can be borrowed from the FRB of Kansas City's discount window is based upon the fair value of securities pledged as collateral and certain other characteristics of those securities. Management tests the Bank's access to the FRB of Kansas City's discount window annually with a nominal, overnight borrowing.

If management observes unusual trends in the amount and frequency of line of credit utilization and/or short-term borrowings that is not in conjunction with a planned strategy, such as the leverage strategy, the Bank will likely utilize long-term wholesale borrowing sources such as FHLB advances and/or repurchase agreements to provide long-term, fixed-rate funding. The maturities of these long-term borrowings are generally staggered in order to mitigate the risk of a highly negative cash flow position at maturity. The Bank's internal policy limits total borrowings to 55% of total assets. At March 31, 2022, the Bank had total borrowings, at par, of $1.59 billion, or approximately 17% of total assets, all of which were FHLB advances. Of this amount, $175.0 million were advances scheduled to mature in the next 12 months. All FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB.

At March 31, 2022, the Bank had no repurchase agreements. The Bank may enter into repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to the total borrowings internal policy limit of 55% as discussed above.

The Bank could utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At March 31, 2022, the Bank had $1.54 billion of securities that were eligible but unused as collateral for borrowing or other liquidity needs.

The Bank has access to other sources of funds for liquidity purposes, such as brokered and public unit certificates of deposit. As of March 31, 2022, the Bank's policy allowed for combined brokered and public unit certificates of deposit up to 15% of total deposits. At March 31, 2022, the Bank did not have any brokered certificates of deposit, and public unit certificates of deposit were approximately 2% of total deposits. The Bank had pledged securities with an estimated fair value of $210.9 million as collateral for public unit certificates of deposit at March 31, 2022. The securities pledged as collateral for public unit certificates of deposit are held under joint custody with FHLB and generally will be released upon deposit maturity.

At March 31, 2022, $1.55 billion of the Bank's certificate of deposit portfolio was scheduled to mature within the next 12 months, including $146.7 million of public unit certificates of deposit and $88.4 million of commercial certificates of deposit. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products of the Bank at prevailing rates, although no assurance can be given in this regard.  Due to the nature of commercial certificates of deposit, retention rates are not as predictable as for retail certificates of deposit.

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

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company.  So long as the Bank remains well capitalized after each capital distribution (as evidenced by maintaining a Community Bank Leverage Ratio ("CBLR") greater than the required percentage, which is currently 9%), and operates in a safe and sound manner, it is management's belief that the OCC and FRB will continue to allow the Bank to distribute its earnings to the Company, although no assurance can be given in this regard.

Regulatory Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action ("PCA"). Qualifying institutions that elect to use the CBLR framework, such as the Bank and the Company, that maintain the required minimum leverage ratio of 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the capital requirements for the well capitalized category under the agencies' PCA framework. As of March 31, 2022, the Bank's CBLR was 9.7% and the Company's CBLR was 10.7%, which exceeded the minimum requirements. As of December 31, 2021, the Bank's CBLR was 11.6% and the Company's CBLR was 12.8%. The decrease in the CBLR compared to the prior quarter was due to the reimplementation of the leverage strategy during the current quarter, which increased average assets.

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

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$1,223,382	$1,362,235	$1,155,829	$3,371,247	$7,112,693
Securities(2)	308,390	445,292	611,908	509,771	1,875,361
Other interest-earning assets	110,378	—	—	—	110,378
Total interest-earning assets	1,642,150	1,807,527	1,767,737	3,881,018	9,098,432

Interest-bearing liabilities:
Non-maturity deposits(3)	1,374,725	457,059	382,491	2,008,774	4,223,049
Certificates of deposit	1,550,278	745,331	176,748	533	2,472,890
Borrowings(4)	176,447	768,035	503,236	179,495	1,627,213
Total interest-bearing liabilities	3,101,450	1,970,425	1,062,475	2,188,802	8,323,152

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(1,459,300)	$(162,898)	$705,262	$1,692,216	$775,280

Cumulative excess of interest-earning assets over
interest-bearing liabilities	$(1,459,300)	$(1,622,198)	$(916,936)	$775,280

Cumulative excess of interest-earning assets over interest-bearing liabilities as a percent of total Bank assets at:
March 31, 2022	(15.31)%	(17.02)%	(9.62)%	8.13%
December 31, 2021	(9.66)
September 30, 2021	(6.90)

Cumulative one-year gap - interest rates +200 bps at:
March 31, 2022	(16.21)
December 31, 2021	(14.97)
September 30, 2021	(13.40)

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
(2)MBS reflect projected prepayments at amortized cost. Investment securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of March 31, 2022, at amortized cost.
(3)Although the Bank's checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts is based on assumptions developed from our actual experiences with these accounts. If all of the Bank's checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $4.31 billion, for a cumulative one-year gap of (45.2)% of total assets.
(4)Borrowings exclude deferred prepayment penalty costs. Included in this line item are $365.0 million of FHLB adjustable-rate advances tied to interest rate swaps. The repricing for these liabilities is projected to occur at the maturity date of each interest rate swap.

At March 31, 2022, the Bank's gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $(1.46) billion, or (15.3)% of total assets, compared to $(928.0) million, or (9.7)% of total assets, at December 31, 2021. The change in the one-year gap amount was due primarily to a decrease in the amount of asset cash flows projected at March 31, 2022 compared to December 31, 2021. As interest rates rise, borrowers have less economic incentive to refinance their mortgages and agency debt issuers have less economic incentive or opportunity to exercise their call options in order to issue new debt at lower interest rates, resulting in lower projected cash flows on these assets.

The amount of interest-bearing liabilities expected to reprice in a given period is not typically significantly impacted by changes in interest rates, because the Bank's borrowings and certificate of deposit portfolios have contractual maturities and generally cannot be terminated early without a prepayment penalty. If interest rates were to increase 200 basis points, as of March 31, 2022, the Bank's one-year gap is projected to be $(1.54) billion, or (16.2)% of total assets. The change in the gap compared to when there is no change in rates is due to lower anticipated net cash flows primarily due to lower repayments on mortgage-related assets in the higher rate environment. This compares to a one-year gap of $(1.44) billion, or (15.0)% of total assets, if interest rates were to have increased 200 basis points as of December 31, 2021.

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

Change	Net Interest Income At
(in Basis Points)	March 31, 2022			September 30, 2021
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
000 bp	$193,697	$—	—%	$185,285	$—	—%
+100 bp	193,561	(136)	(0.07)	190,060	4,775	2.58
+200 bp	193,143	(554)	(0.29)	191,998	6,713	3.62
+300 bp	192,792	(905)	(0.47)	192,590	7,305	3.94

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The net interest income projection was higher in the base case scenario at March 31, 2022 compared to September 30, 2021 due to a larger increase in the income projections on the Bank's assets than the expenses projections on the Bank's liabilities. Despite a negative gap, the net interest income projection has increased as rates have increased due to the assumption that the Bank's deposit balances are not expected to reprice to the full extent of the interest rate change. This assumption is based on a historical analysis of the Bank's deposit pricing behavior. As interest rates continue to increase in the interest rate shock scenarios, this impact is more than offset by a further decrease in principal prepayment projections on the Bank's mortgage-related assets. This results in fewer assets repricing to higher interest rates and thus a decrease in the projected net interest income in the rising rate scenarios.

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

Change	Market Value of Portfolio Equity At
(in Basis Points)	March 31, 2022			September 30, 2021
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
000 bp	$1,260,002	$—	—%	$1,451,795	$—	—%
+100 bp	1,076,126	(183,876)	(14.59)	1,354,766	(97,029)	(6.68)
+200 bp	878,213	(381,789)	(30.30)	1,170,646	(281,149)	(19.37)
+300 bp	693,664	(566,338)	(44.95)	968,543	(483,252)	(33.29)

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The percentage change in the Bank's MVPE at March 31, 2022 and September 30, 2021 was negative in all scenarios. The negative impact to the Bank's MVPE is greater at March 31, 2022 compared to September 30, 2021 due primarily to an increase in the duration of the Bank's mortgage-related assets at March 31, 2022 compared to September 30, 2021. This was due to higher interest rates at March 31, 2022. As interest rates increase, borrowers have less economic incentive to refinance their mortgages and agency debt issuers have less economic incentive or opportunity to exercise their call options in order to issue new debt at lower interest rates, resulting in lower projected cash flows on these assets. As interest rates increase in the rising rate scenarios, repayments on mortgage-related assets are more likely to decrease and only be realized through significant changes in borrowers' lives such as divorce, death, job-related relocations, or other events as there is less economic incentive for borrowers to prepay their debt, resulting in an increase in the average life of mortgage-related assets. Similarly, call projections for the Bank's callable agency debentures decrease as interest rates rise, which results in cash flows related to these assets moving closer to the contractual maturity dates. The higher expected average lives of these assets, relative to the assumptions in the base case interest rate environment, increases the sensitivity of their market value to changes in interest rates. In addition, as mortgage loans are refinanced or endorsed to lower interest rates, their average lives also increase as further prepayments are expected to be diminished.

The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates for our interest-earning assets and interest-bearing liabilities as of March 31, 2022. Yields presented for interest-earning assets include the amortization of fees, costs, premiums and discounts, which are considered adjustments to the yield. The interest rate presented for term borrowings is the effective rate, which includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The WAL presented for term borrowings includes the effect of interest rate swaps.

	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Securities	$1,780,419	1.24%	4.6	—%	19.5%
Loans receivable:
Fixed-rate one- to four-family	5,583,265	3.08	7.5	78.4%	61.1
Fixed-rate commercial	462,907	4.07	3.6	6.5	5.0
All other fixed-rate loans	61,990	3.49	8.0	0.9	0.7
Total fixed-rate loans	6,108,162	3.16	7.2	85.8	66.8
Adjustable-rate one- to four-family	510,886	2.33	4.8	7.2	5.6
Adjustable-rate commercial	420,377	4.08	7.4	5.9	4.6
All other adjustable-rate loans	79,258	4.22	2.6	1.1	0.9
Total adjustable-rate loans	1,010,521	3.21	5.7	14.2	11.1
Total loans receivable	7,118,683	3.17	7.0	100.0%	77.9
FHLB stock	74,456	5.71	2.8		0.8
Cash and cash equivalents	166,869	0.26	—		1.8
Total interest-earning assets	$9,140,427	2.76	6.3		100.0%

Non-maturity deposits	$3,541,497	0.13	5.4	58.9%	46.6%
Retail certificates of deposit	2,213,617	1.22	1.2	36.8	29.1
Commercial certificates of deposit	100,739	0.61	0.5	1.7	1.3
Public unit certificates of deposit	158,534	0.14	0.3	2.6	2.1
Total interest-bearing deposits	6,014,387	0.54	3.6	100.0%	79.1
Term borrowings	1,590,000	1.90	2.8		20.9
Total interest-bearing liabilities	$7,604,387	0.82	3.5		100.0%

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of March 31, 2022. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2022, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
See "Liquidity and Capital Resources - Limitations on Dividends and Other Capital Distributions" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding OCC restrictions on dividends from the Bank to the Company.

The following table summarizes our stock repurchase activity during the three months ended March 31, 2022 and additional information regarding our stock repurchase program. As of March 31, 2022, the Company had $44.7 million of common stock authorized under its existing stock repurchase plan. There is no expiration for this repurchase plan; however, the Federal Reserve Bank's existing approval for the Company to repurchase shares is through August 2022. Shares may be repurchased from time to time in the open-market or in privately negotiated transactions based upon market conditions and available liquidity.

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the
	Purchased	per Share	or Programs	Plans or Programs
January 1, 2022 through
January 31, 2022	—	$—	—	$44,665,205
February 1, 2022 through
February 28, 2022	—	—	—	44,665,205
March 1, 2022 through
March 31, 2022	—	—	—	44,665,205
Total	—	—	—	44,665,205

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

101
The following information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed with the Securities and Exchange Commission on May 9, 2022, has been formatted in Inline eXtensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets at March 31, 2022 and September 30, 2021, (ii) Consolidated Statements of Income for the three and six months ended March 31, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2022 and 2021, (iv) Consolidated Statements of Stockholders' Equity for the three and six months ended March 31, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the six months ended March 31, 2022 and 2021, and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and included in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: May 9, 2022	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and Chief Executive Officer

Date: May 9, 2022	By:	/s/ Kent G. Townsend
Kent G. Townsend, Executive Vice President,
Chief Financial Officer and Treasurer