Form 10-Q
period 2022-06-30
Capitol Federal Financial, Inc.
filed 2022-08-08
CIK 1490906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
Form 10-Q
________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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

As of August 2, 2022, there were 138,858,884 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except per share amounts)

	June 30,	September 30,
	2022	2021
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $31,589 and $24,289)	$54,789	$42,262
Available-for-sale ("AFS") securities, at estimated fair value (amortized cost of $1,830,262 and $2,008,456)	1,694,160	2,014,608
Loans receivable, net (allowance for credit losses ("ACL") of $16,283 and $19,823)	7,236,196	7,081,142
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	87,696	73,421
Premises and equipment, net	96,008	99,127
Income taxes receivable, net	1,993	—
Deferred income tax assets, net	19,636	—
Other assets	285,575	320,686
TOTAL ASSETS	$9,476,053	$9,631,246

LIABILITIES:
Deposits	$6,329,883	$6,597,396
Borrowings	1,869,897	1,582,850
Advance payments by borrowers for taxes and insurance	55,955	72,729
Income taxes payable, net	—	918
Deferred income tax liabilities, net	—	5,810
Other liabilities	88,578	129,270
Total liabilities	8,344,313	8,388,973

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 138,854,084 and 138,832,284 shares issued and outstanding as of June 30, 2022 and September 30, 2021, respectively	1,388	1,388
Additional paid-in capital	1,190,117	1,189,633
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(30,148)	(31,387)
Retained earnings	72,308	98,944
Accumulated other comprehensive (loss) income ("AOCI"), net of tax	(101,925)	(16,305)
Total stockholders' equity	1,131,740	1,242,273
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,476,053	$9,631,246

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
INTEREST AND DIVIDEND INCOME:
Loans receivable	$56,886	$54,779	$168,086	$172,758
Mortgage-backed securities ("MBS")	5,048	5,360	14,494	16,499
FHLB stock	2,695	944	6,166	2,964
Cash and cash equivalents	3,968	26	4,931	117
Investment securities	815	763	2,423	2,075
Total interest and dividend income	69,412	61,872	196,100	194,413
INTEREST EXPENSE:
Borrowings	11,644	7,826	27,961	26,885
Deposits	7,787	11,475	25,443	38,071
Total interest expense	19,431	19,301	53,404	64,956
NET INTEREST INCOME	49,981	42,571	142,696	129,457
PROVISION FOR CREDIT LOSSES	937	(2,691)	(5,690)	(7,187)
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	49,044	45,262	148,386	136,644
NON-INTEREST INCOME:
Deposit service fees	3,601	3,227	10,331	8,988
Insurance commissions	788	723	2,042	2,249
Gain on sale of Visa Class B shares	—	—	—	7,386
Other non-interest income	1,726	1,286	4,664	4,160
Total non-interest income	6,115	5,236	17,037	22,783
NON-INTEREST EXPENSE:
Salaries and employee benefits	14,581	13,867	42,332	41,402
Information technology and related expense	4,343	4,736	13,268	13,568
Occupancy, net	3,721	3,504	10,593	10,406
Regulatory and outside services	1,572	1,469	4,212	4,288
Advertising and promotional	1,068	1,407	3,626	3,729
Federal insurance premium	784	633	2,200	1,888
Deposit and loan transaction costs	664	693	2,050	2,123
Office supplies and related expense	494	402	1,464	1,289
Loss on interest rate swap termination	—	—	—	4,752
Other non-interest expense	1,163	891	3,299	3,877
Total non-interest expense	28,390	27,602	83,044	87,322
INCOME BEFORE INCOME TAX EXPENSE	26,769	22,896	82,379	72,105
INCOME TAX EXPENSE	5,617	4,709	17,418	14,576
NET INCOME	$21,152	$18,187	$64,961	$57,529

Basic earnings per share ("EPS")	$0.16	$0.13	$0.48	$0.42
Diluted EPS	$0.16	$0.13	$0.48	$0.42

Basic weighted average common shares	135,724,658	135,504,869	135,675,959	135,450,951
Diluted weighted average common shares	135,724,658	135,537,152	135,675,959	135,477,566

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$21,152	$18,187	$64,961	$57,529
Other comprehensive income (loss), net of tax:
Changes in unrealized gains/losses on AFS securities, net of taxes of $10,043, $(1,841), $34,710, and $4,506	(31,117)	5,703	(107,544)	(14,091)
Changes in unrealized gains/losses on cash flow hedges, net of taxes of $(1,646), $29, $(7,076), and $(5,500)	5,099	(88)	21,924	17,258
Comprehensive income (loss)	$(4,866)	$23,802	$(20,659)	$60,696

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Nine Months Ended June 30, 2022
		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at September 30, 2021	$1,388	$1,189,633	$(31,387)	$98,944	$(16,305)	$1,242,273
Net income				22,186		22,186
Other comprehensive loss, net of tax					(7,021)	(7,021)
ESOP activity		74	413			487
Restricted stock activity, net		(3)				(3)
Stock-based compensation		123				123
Cash dividends to stockholders ($0.305 per share)				(41,385)		(41,385)
Balance at December 31, 2021	1,388	1,189,827	(30,974)	79,745	(23,326)	1,216,660
Net income				21,623		21,623
Other comprehensive loss, net of tax					(52,581)	(52,581)
ESOP activity		48	413			461
Stock-based compensation		124				124
Cash dividends to stockholders ($0.085 per share)				(11,535)		(11,535)
Balance at March 31, 2022	$1,388	$1,189,999	$(30,561)	$89,833	$(75,907)	$1,174,752
Net income				21,152		21,152
Other comprehensive loss, net of tax					(26,018)	(26,018)
ESOP activity		(5)	413			408
Restricted stock activity, net		(3)				(3)
Stock-based compensation		126				126
Cash dividends to stockholders ($0.285 per share)				(38,677)		(38,677)
Balance at June 30, 2022	$1,388	$1,190,117	$(30,148)	$72,308	$(101,925)	$1,131,740

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

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)
	For the Nine Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	64,961	57,529
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(6,166)	(2,964)
Provision for credit losses	(5,690)	(7,187)
Originations of loans receivable held-for-sale ("LHFS")	(1,089)	(597)
Proceeds from sales of LHFS	1,113	610
Amortization and accretion of premiums and discounts on securities	4,027	4,308
Depreciation and amortization of premises and equipment	7,020	6,938
Amortization of intangible assets	1,049	1,264
Amortization of deferred amounts related to FHLB advances, net	1,347	1,132
Common stock committed to be released for allocation - ESOP	1,356	1,569
Stock-based compensation	373	379
Gain on the sale of Visa Class B shares	—	(7,386)
Changes in:
Unrestricted cash collateral (provided to)/received from derivative counterparties, net	2,620	—
Other assets, net	6,307	8,776
Income taxes payable/receivable, net	(2,921)	(1,703)
Deferred income tax liabilities, net	2,182	(511)
Other liabilities	(13,095)	(10,780)
Net cash provided by operating activities	63,394	51,377

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(86,993)	(953,818)
Proceeds from calls, maturities and principal reductions of AFS securities	261,160	476,158
Proceeds from the redemption of FHLB stock	188,618	24,225
Purchase of FHLB stock	(196,727)	(1,029)
Net change in loans receivable	(151,805)	179,277
Purchase of premises and equipment	(4,492)	(8,108)
Proceeds from sale of other real estate owned ("OREO")	503	97
Proceeds from the sale of Visa Class B shares	—	7,386
Proceeds from sale of assets held-for-sale	—	977
Proceeds from bank-owned life insurance ("BOLI") death benefit	1,023	443
Net cash provided by (used in) investing activities	11,287	(274,392)

		(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)
	For the Nine Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(91,597)	(106,372)
Net change in deposits	(267,513)	446,886
Proceeds from borrowings	1,079,402	803,800
Repayments on borrowings	(793,702)	(1,006,800)
Change in advance payments by borrowers for taxes and insurance	(16,774)	(18,391)
Payment of FHLB prepayment penalties	—	(5,076)
Repurchase of common stock	—	(4,569)
Stock options exercised	—	324
Net cash (used in) provided by financing activities	(90,184)	109,802

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(15,503)	(113,213)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	70,292	239,708
End of period	54,789	126,495

See accompanying notes to consolidated financial statements.		(Concluded)

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

Cash, Cash Equivalents and Restricted Cash - Cash, cash equivalents and restricted cash reported in the statement of cash flows included cash and cash equivalents of $54.8 million and $42.3 million at June 30, 2022 and September 30, 2021, respectively, and included restricted cash of $28.0 million at September 30, 2021, which was included in other assets on the consolidated balance sheet.  There was no restricted cash at June 30, 2022. The restricted cash relates to the collateral postings to/from the Bank's derivative counterparties associated with the Bank's interest rate swaps.  See additional discussion regarding the interest rate swaps in Note 5. Borrowed Funds.

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

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Dollars in thousands, except per share amounts)
Net income	$21,152	$18,187	$64,961	$57,529
Income allocated to participating securities	(11)	(12)	(35)	(39)
Net income available to common stockholders	$21,141	$18,175	$64,926	$57,490

Total basic average common shares outstanding	135,724,658	135,504,869	135,675,959	135,450,951
Effect of dilutive stock options	—	32,283	—	26,615
Total diluted average common shares outstanding	135,724,658	135,537,152	135,675,959	135,477,566

Net EPS:
Basic	$0.16	$0.13	$0.48	$0.42
Diluted	$0.16	$0.13	$0.48	$0.42

Antidilutive stock options, excluded from the diluted average
common shares outstanding calculation	507,115	93,565	531,305	210,529

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS securities at the dates presented. The majority of the MBS and investment securities portfolios are composed of securities issued by United States Government-Sponsored Enterprises ("GSEs").

	June 30, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$1,306,076	$1,052	$100,381	$1,206,747
GSE debentures	519,976	—	36,783	483,193
Corporate bonds	4,000	19	9	4,010
Municipal bonds	210	—	—	210
	$1,830,262	$1,071	$137,173	$1,694,160

	September 30, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$1,484,211	$18,690	$8,908	$1,493,993
GSE debentures	519,971	—	3,645	516,326
Municipal bonds	4,274	15	—	4,289
	$2,008,456	$18,705	$12,553	$2,014,608

The following tables summarize the estimated fair value and gross unrealized losses of those AFS securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	June 30, 2022
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$679,499	$49,094	$453,856	$51,287
GSE debentures	209,978	15,022	273,215	21,761
Corporate bonds	1,991	9	—	—
Municipal bonds	—	—	—	—
	$891,468	$64,125	$727,071	$73,048

	September 30, 2021
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$881,975	$8,843	$10,612	$65
GSE debentures	516,325	3,645	—	—
Municipal bonds	—	—	—	—
	$1,398,300	$12,488	$10,612	$65

The unrealized losses at June 30, 2022 were a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management did not record an ACL on securities in an unrealized loss position at June 30, 2022 because scheduled coupon payments have been made, management anticipates that the entire principal balance will be collected as scheduled, and neither does the Company intend to sell the securities, nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity.

The amortized cost and estimated fair value of AFS debt securities as of June 30, 2022, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without penalty. For this reason, MBS are not included in the maturity categories.

	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
One year or less	$210	$210
One year through five years	519,976	483,193
Five years through ten years	4,000	4,010
	524,186	487,413
MBS	1,306,076	1,206,747
	$1,830,262	$1,694,160

The following table presents the taxable and non-taxable components of interest income on investment securities for the periods presented.

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Taxable	$813	$740	$2,393	$1,982
Non-taxable	2	23	30	93
	$815	$763	$2,423	$2,075

The following table summarizes the carrying value of securities pledged as collateral for the obligations indicated below as of the dates presented.

	June 30, 2022	September 30, 2021
	(Dollars in thousands)
Public unit deposits	$123,889	$264,885
Federal Reserve Bank of Kansas City ("FRB of Kansas City")	52,394	64,707
Commercial deposits	17,686	66,256
	$193,969	$395,848

During the prior year, the Company sold its Visa Class B shares. The proceeds and realized gain related to the sale of the Visa Class B shares were each $7.4 million. All other dispositions of securities during the nine months ended June 30, 2022 and June 30, 2021 were the result of principal repayments, calls, or maturities.

4. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at the dates presented is summarized as follows:

	June 30, 2022	September 30, 2021
	(Dollars in thousands)
One- to four-family:
Originated	$3,963,608	$3,956,064
Correspondent purchased	2,070,822	2,003,477
Bulk purchased	151,461	173,662
Construction	60,426	39,142
Total	6,246,317	6,172,345
Commercial:
Commercial real estate	717,947	676,908
Commercial and industrial	70,932	66,497
Construction	115,031	85,963
Total	903,910	829,368
Consumer:
Home equity	87,235	86,274
Other	8,289	8,086
Total	95,524	94,360

Total loans receivable	7,245,751	7,096,073

Less:
ACL	16,283	19,823
Deferred loan fees/discounts	29,470	29,556
Premiums/deferred costs	(36,198)	(34,448)
	$7,236,196	$7,081,142

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

The following table sets forth, as of the dates indicated, the amortized cost of loans by class of financing receivable, year of origination or most recent credit decision, and loan classification. All revolving lines of credit are presented separately, regardless of origination year. Loans classified as doubtful or loss are individually evaluated for loss. At June 30, 2022 and September 30, 2021, there were no loans classified as doubtful, and all loans classified as loss were fully charged-off.

	June 30, 2022
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving
	Fiscal	Year	Year	Year	Year	Prior	Line of
	Year	2021	2020	2019	2018	Years	Credit	Total
	(Dollars in thousands)
One- to four-family:
Originated
Pass	$431,090	$940,258	$639,580	$288,707	$218,917	$1,467,749	$—	$3,986,301
Special Mention	33	255	1,213	621	598	8,261	—	10,981
Substandard	—	115	279	1,031	256	8,949	—	10,630
Correspondent purchased
Pass	311,564	667,434	279,606	72,042	107,281	650,328	—	2,088,255
Special Mention	—	—	—	351	979	1,840	—	3,170
Substandard	—	—	—	168	516	3,813	—	4,497
Bulk purchased
Pass	—	—	—	—	—	147,961	—	147,961
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	4,055	—	4,055
	742,687	1,608,062	920,678	362,920	328,547	2,292,956	—	6,255,850
Commercial:
Commercial real estate
Pass	218,340	246,384	127,935	87,546	43,322	51,008	6,950	781,485
Special Mention	—	46,366	—	—	—	—	—	46,366
Substandard	442	599	594	222	230	30	—	2,117
Commercial and industrial
Pass	26,643	19,019	6,968	4,677	1,134	708	10,846	69,995
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	81	32	852	965
	245,425	312,368	135,497	92,445	44,767	51,778	18,648	900,928
Consumer:
Home equity
Pass	3,832	2,541	1,613	1,041	1,085	2,224	74,406	86,742
Special Mention	—	—	—	—	—	—	288	288
Substandard	—	—	—	19	—	12	353	384
Other
Pass	3,215	2,216	1,014	576	697	212	357	8,287
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
	7,047	4,757	2,627	1,636	1,782	2,448	75,404	95,701

Total	$995,159	$1,925,187	$1,058,802	$457,001	$375,096	$2,347,182	$94,052	$7,252,479

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

	June 30, 2022
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving
	Fiscal	Year	Year	Year	Year	Prior	Line of
	Year	2021	2020	2019	2018	Years	Credit	Total
	(Dollars in thousands)
One- to four-family:
Originated
Current	$431,123	$940,401	$640,648	$289,459	$219,361	$1,478,318	$—	$3,999,310
30-89	—	112	424	610	302	4,573	—	6,021
90+/FC	—	115	—	290	108	2,068	—	2,581
Correspondent purchased
Current	311,564	666,687	279,606	72,393	107,281	652,183	—	2,089,714
30-89	—	747	—	—	979	1,787	—	3,513
90+/FC	—	—	—	168	516	2,011	—	2,695
Bulk purchased
Current	—	—	—	—	—	149,444	—	149,444
30-89	—	—	—	—	—	755	—	755
90+/FC	—	—	—	—	—	1,817	—	1,817
	742,687	1,608,062	920,678	362,920	328,547	2,292,956	—	6,255,850
Commercial:
Commercial real estate
Current	218,782	293,349	127,863	87,546	43,213	50,515	6,950	828,218
30-89	—	—	72	—	109	494	—	675
90+/FC	—	—	594	222	230	29	—	1,075
Commercial and industrial
Current	26,643	19,019	6,968	4,672	1,116	708	11,698	70,824
30-89	—	—	—	5	18	—	—	23
90+/FC	—	—	—	—	81	32	—	113
	245,425	312,368	135,497	92,445	44,767	51,778	18,648	900,928
Consumer:
Home equity
Current	3,832	2,541	1,613	1,060	1,085	2,162	74,717	87,010
30-89	—	—	—	—	—	66	164	230
90+/FC	—	—	—	—	—	8	166	174
Other
Current	3,209	2,203	1,014	571	697	212	355	8,261
30-89	6	13	—	5	—	—	2	26
90+/FC	—	—	—	—	—	—	—	—
	7,047	4,757	2,627	1,636	1,782	2,448	75,404	95,701

Total	$995,159	$1,925,187	$1,058,802	$457,001	$375,096	$2,347,182	$94,052	$7,252,479

	September 30, 2021
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Revolving
	Year	Year	Year	Year	Year	Prior	Line of
	2021	2020	2019	2018	2017	Years	Credit	Total
	(Dollars in thousands)
One- to four-family:
Originated
Current	$958,482	$706,970	$327,408	$251,524	$281,341	$1,445,992	$—	$3,971,717
30-89	—	—	—	51	—	4,091	—	4,142
90+/FC	—	—	116	—	192	3,369	—	3,677
Correspondent purchased
Current	630,977	334,042	88,413	136,572	162,017	668,685	—	2,020,706
30-89	760	—	—	—	921	948	—	2,629
90+/FC	—	—	169	504	—	2,584	—	3,257
Bulk purchased
Current	—	—	—	—	—	170,809	—	170,809
30-89	—	—	—	—	—	555	—	555
90+/FC	—	—	—	—	—	3,003	—	3,003
	1,590,219	1,041,012	416,106	388,651	444,471	2,300,036	—	6,180,495
Commercial:
Commercial real estate
Current	323,491	149,244	94,972	61,651	38,962	84,957	5,231	758,508
30-89	—	—	—	—	—	37	—	37
90+/FC	—	627	225	232	—	—	—	1,084
Commercial and industrial
Current	32,651	10,168	6,988	2,212	1,155	595	12,474	66,243
30-89	—	—	—	—	—	—	—	—
90+/FC	—	—	—	87	48	—	—	135
	356,142	160,039	102,185	64,182	40,165	85,589	17,705	826,007
Consumer:
Home equity
Current	3,295	2,218	1,465	1,575	536	2,357	73,958	85,404
30-89	—	—	—	—	—	121	375	496
90+/FC	—	60	—	—	—	4	421	485
Other
Current	3,491	1,631	1,088	944	465	105	339	8,063
30-89	—	—	2	—	—	—	—	2
90+/FC	—	3	6	1	3	—	—	13
	6,786	3,912	2,561	2,520	1,004	2,587	75,093	94,463

Total	$1,953,147	$1,204,963	$520,852	$455,353	$485,640	$2,388,212	$92,798	$7,100,965

Delinquent and Nonaccrual Loans - The following tables present the amortized cost, at the dates indicated, by class, of loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total loans. At June 30, 2022 and September 30, 2021, all loans 90 or more days delinquent were on nonaccrual status.

	June 30, 2022
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Amortized
	Delinquent	in Foreclosure	Loans	Loans	Cost
	(Dollars in thousands)
One- to four-family:
Originated	$6,021	$2,581	$8,602	$3,999,310	$4,007,912
Correspondent purchased	3,513	2,695	6,208	2,089,714	2,095,922
Bulk purchased	755	1,817	2,572	149,444	152,016
Commercial:
Commercial real estate	675	1,075	1,750	828,218	829,968
Commercial and industrial	23	113	136	70,824	70,960
Consumer:
Home equity	230	174	404	87,010	87,414
Other	26	—	26	8,261	8,287
	$11,243	$8,455	$19,698	$7,232,781	$7,252,479

	September 30, 2021
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Amortized
	Delinquent	in Foreclosure	Loans	Loans	Cost
	(Dollars in thousands)
One- to four-family:
Originated	$4,142	$3,677	$7,819	$3,971,717	$3,979,536
Correspondent purchased	2,629	3,257	5,886	2,020,706	2,026,592
Bulk purchased	555	3,003	3,558	170,809	174,367
Commercial:
Commercial real estate	37	1,084	1,121	758,508	759,629
Commercial and industrial	—	135	135	66,243	66,378
Consumer:
Home equity	496	485	981	85,404	86,385
Other	2	13	15	8,063	8,078
	$7,861	$11,654	$19,515	$7,081,450	$7,100,965

The amortized cost of mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of June 30, 2022 and September 30, 2021 was $1.7 million and $799 thousand, respectively, which is included in loans 90 or more days delinquent or in foreclosure in the tables above. The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure as of June 30, 2022 and September 30, 2021 was $258 thousand and $170 thousand, respectively.

The following table presents the amortized cost at June 30, 2022 and September 30, 2021, by class, of loans classified as nonaccrual. Additionally, the amortized cost of nonaccrual loans that had no related ACL is presented, all of which were individually evaluated for loss and any identified losses have been charged off.

	June 30, 2022		September 30, 2021
	Nonaccrual Loans	Nonaccrual Loans with No ACL	Nonaccrual Loans	Nonaccrual Loans with No ACL
	(Dollars in thousands)
One- to four-family:
Originated	$2,787	$897	$4,965	$2,237
Correspondent purchased	2,696	307	3,257	307
Bulk purchased	1,817	939	3,134	1,564
Commercial:
Commercial real estate	1,074	451	1,496	485
Commercial and industrial	113	113	134	86
Consumer:
Home equity	193	19	494	84
Other	—	—	13	—
	$8,680	$2,726	$13,493	$4,763

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

	For the Three Months Ended			For the Nine Months Ended
	June 30, 2022			June 30, 2022
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
(Dollars in thousands)
One- to four-family:
Originated	—	$—	$—	2	$124	$124
Correspondent purchased	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	—	—	—	2	124	124
Consumer:
Home equity	—	—	—	1	19	19
Other	—	—	—	—	—	—
	—	$—	$—	5	$267	$267

	For the Three Months Ended			For the Nine Months Ended
	June 30, 2021			June 30, 2021
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
(Dollars in thousands)
One- to four-family:
Originated	—	$—	$—	6	$1,518	$1,407
Correspondent purchased	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer:
Home equity	—	—	—	—	—	—
Other	—	—	—	—	—	—
	—	$—	$—	6	$1,518	$1,407

The following table provides information on TDRs that became delinquent during the periods presented within 12 months after being restructured.

	For the Three Months Ended				For the Nine Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Number of	Amortized	Number of	Amortized	Number of	Amortized	Number of	Amortized
	Contracts	Cost	Contracts	Cost	Contracts	Cost	Contracts	Cost
(Dollars in thousands)
One- to four-family:
Originated	—	$—	—	$—	1	$684	—	$—
Correspondent purchased	—	—	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer:
Home equity	1	19	—	—	1	19	—	—
Other	—	—	—	—	—	—	—	—
	1	$19	—	$—	2	$703	—	$—

Allowance for Credit Losses - The following is a summary of ACL activity, by loan portfolio segment, for the periods presented.

	For the Three Months Ended June 30, 2022
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$1,709	$2,129	$241	$4,079	$11,031	$202	$15,312
Charge-offs	—	—	—	—	—	(10)	(10)
Recoveries	126	—	—	126	52	7	185
Provision for credit losses	69	308	(17)	360	407	29	796
Ending balance	$1,904	$2,437	$224	$4,565	$11,490	$228	$16,283

	For the Nine Months Ended June 30, 2022
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$1,612	$2,062	$304	$3,978	$15,652	$193	$19,823
Charge-offs	(4)	—	—	(4)	(10)	(16)	(30)
Recoveries	137	—	—	137	101	12	250
Provision for credit losses	159	375	(80)	454	(4,253)	39	(3,760)
Ending balance	$1,904	$2,437	$224	$4,565	$11,490	$228	$16,283

	For the Three Months Ended June 30, 2021
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$1,536	$1,705	$747	$3,988	$19,157	$252	$23,397
Charge-offs	(18)	—	—	(18)	—	(1)	(19)
Recoveries	49	—	—	49	18	4	71
Provision for credit losses	(32)	34	(73)	(71)	(2,642)	(12)	(2,725)
Ending balance	$1,535	$1,739	$674	$3,948	$16,533	$243	$20,724

	For the Nine Months Ended June 30, 2021
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$6,085	$2,691	$467	$9,243	$21,800	$484	$31,527
Adoption of CECL	(4,452)	(367)	436	(4,383)	(193)	(185)	(4,761)
Balance at October 1, 2020	1,633	2,324	903	4,860	21,607	299	26,766
Charge-offs	(142)	—	(21)	(163)	(515)	(11)	(689)
Recoveries	140	—	—	140	38	29	207
Provision for credit losses	(96)	(585)	(208)	(889)	(4,597)	(74)	(5,560)
Ending balance	$1,535	$1,739	$674	$3,948	$16,533	$243	$20,724

The key assumptions in the Company's ACL model include the economic forecast, the forecast and reversion to mean time periods, and prepayment and curtailment assumptions. Management also considered certain qualitative factors when evaluating the adequacy of the ACL at June 30, 2022. The key assumptions utilized in estimating the Company's ACL at June 30, 2022 are discussed below.
•Economic Forecast - Management considered several economic forecasts provided by a third party and selected a weighted economic forecast that was most appropriate considering the facts and circumstances at June 30, 2022. The forecasted economic indices applied to the model at June 30, 2022 were the national unemployment rate, changes in commercial real estate price index, changes in home values, and changes in the U.S. gross domestic product. The economic index most impactful to all loan pools within the model at June 30, 2022 was the national unemployment rate. The forecast national unemployment rate in the economic scenario selected by management at June 30, 2022 had the national unemployment rate gradually increasing to 4.3% by June 30, 2023 which was the end of our four quarter forecast time period.
•Forecast and reversion to mean time period - The forecasted time period and the reversion to mean time period were each four quarters for all of the economic indices at June 30, 2022.
•Prepayment and curtailment assumptions - The assumptions used at June 30, 2022 were generally based on actual historical prepayment and curtailment speeds for each respective loan pool in the model.
•Qualitative factors - The qualitative factors applied by management at June 30, 2022 included the following:
◦The economic uncertainties related to the unemployment rate, the labor force composition, and the labor participation rate;
◦The balance and trending of large-dollar special mention commercial loans; and
◦Coronavirus Disease 2019 ("COVID-19") loan modifications related to commercial real estate loans.

The decrease in ACL during the current year-to-date period was primarily a result of a negative provision for credit losses of $3.8 million which was due to a reduction in commercial loan qualitative factors, partially offset by an increase in ACL related to loan growth.

Reserve for Off-Balance Sheet Credit Exposures - The following is a summary of the changes in reserve for off-balance sheet credit exposures during the periods indicated. The negative provision for credit losses in the current year period was due primarily to a reduction in the commercial loan qualitative factors.

For the Three Months Ended		For the Nine Months Ended
June 30, 2022		June 30, 2022
(Dollars in thousands)
Beginning balance	$3,672	Beginning balance	$5,743
Provision for credit losses	141	Provision for credit losses	(1,930)
Ending balance	$3,813	Ending balance	$3,813

For the Three Months Ended		For the Nine Months Ended
June 30, 2021		June 30, 2021
(Dollars in thousands)
Beginning balance	$6,127	Beginning balance	$—
Provision for credit losses	34	Adoption of CECL	7,788
Ending balance	$6,161	Balance at October 1, 2020	7,788
		Provision for credit losses	(1,627)
		Ending balance	$6,161

5. BORROWED FUNDS
FHLB Borrowings and Interest Rate Swaps - At June 30, 2022 and September 30, 2021, the Bank had entered into interest rate swap agreements with a total notional amount of $365.0 million in order to hedge the variable cash flows associated with $365.0 million of adjustable-rate FHLB advances. At June 30, 2022 and September 30, 2021, the interest rate swap agreements had an average remaining term to maturity of 3.3 years and 4.1 years, respectively. The interest rate swaps were designated as cash flow hedges and involved the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the interest rate swap agreements. At June 30, 2022, the interest rate swaps were in a gain position with a total fair value of $1.3 million which was reported in other assets on the consolidated balance sheet. At September 30, 2021, the interest rate swaps were in a loss position with a total fair value of $27.7 million, which was reported in other liabilities on the consolidated balance sheet. During the three and nine months ended June 30, 2022, $1.3 million and $4.8 million, respectively, was reclassified from AOCI as an increase to interest expense. During the three and nine months ended June 30, 2021, $2.1 million and $11.5 million, respectively, was reclassified from AOCI. Of this amount, for the nine months ended June 30, 2021, $7.9 million was recognized as an increase to interest expense and $3.6 million, net of tax, was reclassified as a result of the termination of the related interest rate swaps, as discussed below, and reported in the loss on interest rate swap termination line item within the consolidated statements of operations. At June 30, 2022, the Company estimated that $1.4 million of interest expense associated with the interest rate swaps would be reclassified from AOCI as a decrease to interest expense on FHLB borrowings during the next 12 months. The Bank has minimum collateral posting thresholds with its derivative counterparties and posts collateral on a daily basis. The Bank held cash collateral of $2.6 million at June 30, 2022 and posted cash collateral of $28.0 million at September 30, 2021.

During the current year-to-date period, the Bank utilized a leverage strategy (the "leverage strategy") to increase earnings. The leverage strategy involved borrowing up to $2.10 billion either on the Bank's line of credit with FHLB or by entering into short-term FHLB advances, depending on the rates offered by FHLB, with all of the balance being paid down at each quarter end, or earlier if the strategy is not profitable. The proceeds of the borrowings, net of the required FHLB stock holdings, were deposited at the FRB of Kansas City.

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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value. The majority of the securities within the AFS portfolio were issued by GSEs. The Company primarily uses prices obtained from third party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third party pricing service when determining the fair value of its securities during the nine months ended June 30, 2022 or during fiscal year 2021. The Company's major security types, based on the nature and risks of the securities, are:

•GSE Debentures - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for similar securities. (Level 2)
•MBS - Estimated fair values are based on a discounted cash flow method. Cash flows are determined based on prepayment projections of the underlying mortgages and are discounted using current market yields for benchmark securities. (Level 2)
•Corporate Bonds - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for securities with similar credit profiles. (Level 2)
•Municipal Bonds - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for securities with similar credit profiles. (Level 2)

Interest Rate Swaps - The Company's interest rate swaps are designated as cash flow hedges and are reported at fair value in other assets on the consolidated balance sheet if in a gain position, and in other liabilities if in a loss position, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. See "Note 5. Borrowed Funds" for additional information. The estimated fair values of the interest rates swaps are obtained from the counterparty and are determined by a discounted cash flow analysis using observable market-based inputs. On a quarterly basis, management corroborates the estimated fair values by internally calculating the estimated fair value using a discounted cash flow analysis with independent observable market-based inputs from a third party. No adjustments were made to the estimated fair values obtained from the counterparty during the nine months ended June 30, 2022 or during fiscal year 2021. (Level 2)

The following tables provide the level of valuation assumption used to determine the carrying value of the Company's financial instruments measured at fair value on a recurring basis at the dates presented. The Company did not have any Level 3 financial instruments measured at fair value on a recurring basis at June 30, 2022 or September 30, 2021.

	June 30, 2022
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$1,206,747	$—	$1,206,747	$—
GSE debentures	483,193	—	483,193	—
Corporate bonds	4,010	—	4,010	—
Municipal bonds	210	—	210	—
	$1,694,160	$—	$1,694,160	$—
Interest rate swaps	1,281	—	1,281	—
	$1,695,441	$—	$1,695,441	$—

	September 30, 2021
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$1,493,993	$—	$1,493,993	$—
GSE debentures	516,326	—	516,326	—
Municipal bonds	4,289	—	4,289	—
	$2,014,608	$—	$2,014,608	$—

Liabilities:
Interest rate swaps	$27,719	$—	$27,719	$—

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

The fair value of collateral dependent loans/loans individually evaluated for loss on a non-recurring basis during the nine months ended June 30, 2022 and 2021 that were still held in the portfolio as of June 30, 2022 and 2021 was $4.3 million and $7.4 million, respectively.

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

For commercial loans, if the most recent appraisal or book value of the collateral does not reflect current market conditions due to the passage of time and/or other factors, management will make adjustments to the existing appraised or book value based on knowledge of local market conditions, recent transactions, and estimated selling costs, if applicable. Adjustments to appraised or book values are generally based on assumptions not observable in the marketplace. The primary significant unobservable inputs for commercial loans individually evaluated during the nine months ended June 30, 2022 and June 30, 2021 were downward adjustments to the book value of the collateral for lack of marketability. During the nine months ended June 30, 2022, the adjustments ranged from 9% to 56%, with a weighted average of 21%. During the nine months ended June 30, 2021, the adjustments ranged from 7% to 50%, with a weighted average of 22%. The basis utilized in calculating the weighted averages for these adjustments was the original unadjusted value of each collateral item.

Fair values of collateral dependent loans/loans individually evaluated for loss cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan and, as such, are classified as Level 3.

OREO - OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower of cost or fair value. The fair value for OREO is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value or listing price, except for the estimated sales costs noted above. The primary significant unobservable input for OREO was the appraisal or listing price. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property and, as such, are classified as Level 3. The fair value of OREO measured on a non-recurring basis during the nine months ended June 30, 2022 and 2021 that was still held in the portfolio as of June 30, 2022 and 2021 was $258 thousand and $177 thousand, respectively. The carrying value of the properties equaled the fair value of the properties at June 30, 2022 and 2021.

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

The carrying amounts and estimated fair values of the Company's financial instruments by fair value hierarchy, at the dates presented, were as follows:

	June 30, 2022
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$54,789	$54,789	$54,789	$—	$—
AFS securities	1,694,160	1,694,160	—	1,694,160	—
Loans receivable	7,236,196	7,052,727	—	—	7,052,727
FHLB stock	87,696	87,696	87,696	—	—
Interest rate swaps	1,281	1,281	—	1,281	—
Liabilities:
Deposits	6,329,883	6,273,934	4,053,544	2,220,390	—
Borrowings	1,869,897	1,766,122	35,700	1,730,422	—

	September 30, 2021
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$42,262	$42,262	$42,262	$—	$—
AFS securities	2,014,608	2,014,608	—	2,014,608	—
Loans receivable	7,081,142	7,534,278	—	—	7,534,278
FHLB stock	73,421	73,421	73,421	—	—
Liabilities:
Deposits	6,597,396	6,649,954	3,838,656	2,811,298	—
Borrowings	1,582,850	1,611,414	—	1,611,414	—
Interest rate swaps	27,719	27,719	—	27,719	—

7. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the changes in the components of AOCI, net of tax, for the periods indicated.

	For the Three Months Ended June 30, 2022
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$(71,776)	$(4,131)	$(75,907)
Other comprehensive income (loss), before reclassifications	(31,117)	3,798	(27,319)
Amount reclassified from AOCI, net of taxes of $(420)	—	1,301	1,301
Other comprehensive income (loss)	(31,117)	5,099	(26,018)
Ending balance	$(102,893)	$968	$(101,925)

	For the Nine Months Ended June 30, 2022
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$4,651	$(20,956)	$(16,305)
Other comprehensive income (loss), before reclassifications	(107,544)	17,127	(90,417)
Amount reclassified from AOCI, net of taxes of $(1,548)	—	4,797	4,797
Other comprehensive income (loss)	(107,544)	21,924	(85,620)
Ending balance	$(102,893)	$968	$(101,925)

	For the Three Months Ended June 30, 2021
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$3,934	$(22,887)	$(18,953)
Other comprehensive income (loss), before reclassifications	5,703	(2,212)	3,491
Amount reclassified from AOCI, net of taxes of $(686)	—	2,124	2,124
Other comprehensive income (loss)	5,703	(88)	5,615
Ending balance	$9,637	$(22,975)	$(13,338)

	For the Nine Months Ended June 30, 2021
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$23,728	$(40,233)	$(16,505)
Other comprehensive income (loss), before reclassifications	(14,091)	5,743	(8,348)
Amount reclassified from AOCI, net of taxes of $(3,717)	—	11,515	11,515
Other comprehensive income (loss)	(14,091)	17,258	3,167
Ending balance	$9,637	$(22,975)	$(13,338)

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
•the strength of the U.S. economy in general and the strength of and/or the availability of labor in the local economies in which we conduct operations, including areas where we have purchased large amounts of correspondent loans, originated commercial loans, and entered into commercial loan participations;
•changes in real estate values, unemployment levels, and the level and direction of loan delinquencies and charge-offs may require changes in the estimates of the adequacy of the ACL, which may adversely affect our business;
•potential adverse impacts of the COVID-19 endemic disease and any governmental or societal responses thereto on economic conditions in the Company's local market areas and other market areas where the Bank has lending relationships, on other aspects of the Company's business operations and on financial markets;
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
•inflation, interest rate, market, monetary, currency fluctuations and the effects of a potential economic recession or slower economic growth;
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

The Company recognized net income of $65.0 million, or $0.48 per share, for the current year nine-month period compared to net income of $57.5 million, or $0.42 per share, for the prior year nine-month period. The increase in net income was due to an increase in net interest income, partially offset by higher income tax expense and a lower negative provision for credit losses. The net interest margin decreased six basis points, from 1.88% for the prior year period to 1.82% for the current year period. Excluding the effects of the leverage strategy, the net interest margin would have increased 16 basis points, from 1.88% for the prior year period to 2.04% for the current year period. The increase in net interest margin excluding the effects of the leverage strategy was due mainly to a reduction in the weighted average cost of retail certificates of deposit and borrowings, which outpaced the decrease in weighted average asset yields.

Total assets were $9.48 billion at June 30, 2022, a decrease of $155.2 million from September 30, 2021. During the current year period, cash and/or securities were partially reinvested in the loan portfolio, which increased 2.9% on an annualized basis. Total deposits were $6.33 billion at June 30, 2022, a decrease of $267.5 million from September 30, 2021. The majority of the decrease occurred during the current quarter. Deposit outflows were replaced with FHLB advances.

The Bank's asset quality remained strong, reflected in low delinquency levels and a net recovery during the current year nine-month period. At June 30, 2022, loans 30 to 89 days delinquent were 0.16% of total loans receivable, net, and loans 90 or more days delinquent or in foreclosure were 0.12% of total loans receivable, net. During the current year period, net recoveries were $220 thousand.

At June 30, 2022, the Bank had a one-year gap position of $(1.33) billion, or (14.0)% of total assets, meaning the amount of interest-bearing liabilities exceeds the amount of interest-earning assets maturing or repricing during the same period. Despite a negative gap position, the net interest income projection increased as of June 30, 2022 compared to September 30, 2021 due to the assumption that the Bank's deposit balances are not expected to reprice to the full extent of the increase in market interest rates. This assumption is based on a historical analysis of the Bank's deposit pricing behavior.

Management intends to implement a new core processing system for the Bank by September 2023. The replacement system is expected to better position the Bank for the future and allow for the introduction of new products and services to enhance customer experiences. The implementation of the new core system and related conversion of data may result in increased third party expenses in the remainder of fiscal year 2022 and during fiscal year 2023.

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

Financial Condition
The following table summarizes the Company's financial condition at the dates indicated.

			Annualized		Annualized
	June 30,	March 31,	Percent	September 30,	Percent
	2022	2022	Change	2021	Change
	(Dollars in thousands)
Total assets	$9,476,053	$9,531,296	(2.3)%	$9,631,246	(2.1)%
AFS securities	1,694,160	1,780,419	(19.4)	2,014,608	(21.2)
Loans receivable, net	7,236,196	7,108,810	7.2	7,081,142	2.9
Deposits	6,329,883	6,614,844	(17.2)	6,597,396	(5.4)
Borrowings	1,869,897	1,583,747	72.3	1,582,850	24.2
Stockholders' equity	1,131,740	1,174,752	(14.6)	1,242,273	(11.9)
Equity to total assets at end of period	11.9%	12.3%		12.9%
Average number of basic shares outstanding	135,725	135,677	0.1	135,571	0.2
Average number of diluted shares outstanding	135,725	135,677	0.1	135,571	0.2

During the current quarter and current year period, cash flows from the securities portfolio and/or excess operating cash were partially reinvested into the loan portfolio. Loans receivable, net, increased $155.1 million during the current year period due primarily to a $74.5 million increase in commercial loans and a $74.0 million increase in one- to four-family loans. The majority of the deposit outflows during the current year period occurred during the current quarter and were replaced with FHLB advances. The Bank has begun to increase offered rates on certificates of deposit and money market accounts, which has reduced the runoff in these portfolios. The decreases in stockholders' equity from September 30, 2021 and March 31, 2022 to June 30, 2022 were due mainly to a reduction in AOCI as a result of changes in the fair value of AFS securities due to an increase in market interest rates, along with the payment of a $0.20 per share True Blue Capitol dividend in June 2022.

Loans Receivable. The following table presents the balance and weighted average rate of our loan portfolio as of the dates indicated.

	June 30, 2022		March 31, 2022		September 30, 2021
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
One- to four-family:
Originated	$3,963,608	3.16%	$3,943,327	3.14%	$3,956,064	3.18%
Correspondent purchased	2,070,822	2.99	1,995,167	2.95	2,003,477	3.02
Bulk purchased	151,461	1.27	155,657	1.33	173,662	1.65
Construction	60,426	2.84	50,512	2.78	39,142	2.82
Total	6,246,317	3.05	6,144,663	3.03	6,172,345	3.09
Commercial:
Commercial real estate	717,947	4.09	671,324	3.94	676,908	4.00
Commercial and industrial	70,932	3.98	78,363	3.92	66,497	3.83
Construction	115,031	4.33	133,597	4.06	85,963	4.03
Total	903,910	4.11	883,284	3.96	829,368	3.99
Consumer loans:
Home equity	87,235	5.03	82,878	4.57	86,274	4.60
Other	8,289	4.14	7,858	4.18	8,086	4.19
Total	95,524	4.96	90,736	4.54	94,360	4.57
Total loans receivable	7,245,751	3.21	7,118,683	3.16	7,096,073	3.21

Less:
ACL	16,283		15,312		19,823
Deferred loan fees/discounts	29,470		29,264		29,556
Premiums/deferred costs	(36,198)		(34,703)		(34,448)
Total loans receivable, net	$7,236,196		$7,108,810		$7,081,142

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

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2022		June 30, 2022		June 30, 2021
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$7,118,683	3.16%	$7,096,073	3.21%	$7,224,996	3.55%
Originated and refinanced	260,799	3.88	787,635	3.44	1,157,075	2.85
Purchased and participations	153,362	3.50	476,068	3.06	620,079	2.91
Change in undisbursed loan funds	122		(45,115)		(167,760)
Repayments	(287,123)		(1,068,621)		(1,782,211)
Principal recoveries/(charge-offs), net	175		220		(482)
Other	(267)		(509)		(72)
Ending balance	$7,245,751	3.21	$7,245,751	3.21	$7,051,625	3.26

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

	For the Nine Months Ended
	June 30, 2022			June 30, 2021
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family	$726,704	3.09%	57.5%	$1,243,047	2.65%	69.9%
One- to four-family construction	106,636	3.07	8.4	98,852	2.76	5.6
Commercial:
Real estate	43,939	3.91	3.5	18,481	3.62	1.1
Commercial and industrial	13,039	3.77	1.0	42,582	2.22	2.4
Construction	68,998	3.27	5.5	42,165	3.65	2.4
Home equity	3,984	5.40	0.3	2,095	5.47	0.1
Other	2,826	5.53	0.2	2,323	5.43	0.1
Total fixed-rate	966,126	3.17	76.4	1,449,545	2.69	81.6

Adjustable-rate:
One- to four-family	104,354	3.13	8.3	53,473	2.51	3.0
One- to four-family construction	15,255	2.95	1.2	11,069	2.64	0.6
Commercial:
Real estate	79,851	4.08	6.3	105,348	3.63	5.9
Commercial and industrial	31,413	3.81	2.5	9,492	3.78	0.5
Construction	19,742	4.02	1.6	105,555	4.10	6.0
Home equity	45,686	4.53	3.6	41,207	4.43	2.3
Other	1,276	2.89	0.1	1,465	3.45	0.1
Total adjustable-rate	297,577	3.72	23.6	327,609	3.67	18.4

Total originated, refinanced and purchased	$1,263,703	3.30	100.0%	$1,777,154	2.87	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent purchased - one- to four-family	$346,462	2.99		$487,001	2.63
Participations - commercial	69,057	3.25		38,114	3.62
Total fixed-rate purchased/participations	415,519	3.04		525,115	2.70

Adjustable-rate:
Correspondent purchased - one- to four-family	47,549	3.10		17,964	2.46
Participations - commercial	13,000	3.85		77,000	4.44
Total adjustable-rate purchased/participations	60,549	3.26		94,964	4.07
Total purchased/participation loans	$476,068	3.06		$620,079	2.91

One- to Four-Family Loans - The following table presents, for our portfolio of one- to four-family loans, the amount, percent of total, weighted average rate, weighted average credit score, weighted average LTV ratio, and average balance per loan as of June 30, 2022. Credit scores are updated at least annually, with the latest update in March 2022, from a nationally recognized consumer rating agency. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

		% of		Credit		Average
	Amount	Total	Rate	Score	LTV	Balance
	(Dollars in thousands)
Originated	$3,963,608	64.1%	3.16%	772	61%	$157
Correspondent purchased	2,070,822	33.5	2.99	765	64	412
Bulk purchased	151,461	2.4	1.27	773	57	285
	$6,185,891	100.0%	3.06	770	62	200

The following table presents originated and correspondent purchased activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average rates, weighted average LTVs, and weighted average credit scores for the periods indicated.

	For the Three Months Ended				For the Nine Months Ended
	June 30, 2022				June 30, 2022
				Credit				Credit
	Amount	Rate	LTV	Score	Amount	Rate	LTV	Score
	(Dollars in thousands)
Originated	$200,354	3.70%	74%	766	$558,938	3.15%	71%	766
Correspondent purchased	145,362	3.48	75	767	394,011	3.01	73	770
	$345,716	3.61	74	767	$952,949	3.09	72	768

The following table summarizes our one- to four-family loan origination and refinance commitments and one- to four-family correspondent loan purchase commitments as of June 30, 2022, along with associated weighted average rates. It is expected that some of the loan commitments will expire unfunded, so the amounts reflected in the table below are not necessarily indicative of our future cash needs.

	Amount	Rate
	(Dollars in thousands)
Originate/refinance	$182,662	4.16%
Correspondent	77,156	3.82
	$259,818	4.06

Commercial Loans - During the nine months ended June 30, 2022, the Bank originated $174.9 million of commercial loans and entered into commercial loan participations totaling $82.1 million. During the quarter and nine months ended June 30, 2022, the Bank processed commercial loan disbursements, excluding lines of credit, of approximately $57.8 million and $232.0 million, respectively, at a weighted average rate of 4.37% and 4.04%, respectively.

As of June 30, 2022, March 31, 2022, and September 30, 2021, the Bank's commercial and industrial gross loan amounts (unpaid principal plus undisbursed amounts) totaled $95.2 million, $101.3 million and $90.7 million, respectively, and commitments totaled $440 thousand, $1.4 million and $16.9 million respectively.

The following table presents the Bank's commercial real estate and commercial construction loans by type of primary collateral as of the dates indicated. As of June 30, 2022, the Bank had 26 commercial real estate and commercial construction loan commitments totaling $65.5 million, at a weighted average rate of 4.17%. Because the commitments to pay out undisbursed funds are not cancellable by the Bank, unless the loan is in default, we generally anticipate fully funding the related projects.

	June 30, 2022				March 31, 2022	September 30, 2021
		Unpaid	Undisbursed	Gross Loan	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	Amount	Amount
		(Dollars in thousands)
Senior housing	34	$248,787	$79,334	$328,121	$331,230	$265,284
Retail building	138	196,903	35,551	232,454	226,297	208,539
Hotel	11	160,521	32,380	192,901	194,287	194,665
Office building	85	52,738	50,305	103,043	104,787	109,987
Multi-family	34	59,840	19,706	79,546	71,180	66,199
One- to four-family property	372	62,191	8,235	70,426	70,920	69,174
Single use building	23	19,019	4,773	23,792	24,179	47,028
Other	94	32,979	2,993	35,972	35,917	36,167
	791	$832,978	$233,277	$1,066,255	$1,058,797	$997,043

Weighted average rate		4.13%	4.32%	4.17%	3.93%	4.01%

The following table summarizes the Bank's commercial real estate and commercial construction loans by state as of the dates indicated.

	June 30, 2022				March 31, 2022	September 30, 2021
		Unpaid	Undisbursed	Gross Loan	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	Amount	Amount
		(Dollars in thousands)
Kansas	600	$320,063	$57,888	$377,951	$366,403	$348,835
Missouri	157	227,027	53,343	280,370	281,230	232,041
Texas	11	182,086	90,688	272,774	274,020	273,124
Colorado	5	19,832	14,139	33,971	35,452	36,099
Arkansas	3	21,884	11,618	33,502	33,589	33,763
Nebraska	6	33,088	4	33,092	33,269	33,468
Other	9	28,998	5,597	34,595	34,834	39,713
	791	$832,978	$233,277	$1,066,255	$1,058,797	$997,043

The following table presents the Bank's commercial loan portfolio and outstanding loan commitments, categorized by gross loan amount (unpaid principal plus undisbursed amounts) or outstanding loan commitment amount, as of June 30, 2022.

	Count	Amount
	(Dollars in thousands)
Greater than $30 million	6	$246,066
>$15 to $30 million	16	335,698
>$10 to $15 million	6	71,174
>$5 to $10 million	20	131,051
$1 to $5 million	112	254,323
Less than $1 million	1,262	189,051
	1,422	$1,227,363

As of June 30, 2022 and March 31, 2022, there were commercial loans with an aggregate gross balance, including undisbursed amounts, of $73.6 million and $74.3 million, respectively, with modifications under the Bank's program to support and provide relief to borrowers during the COVID-19 pandemic ("COVID-19 modifications") that were still in their deferral period. The COVID-19 modifications of these loans occurred during fiscal year 2021.

Asset Quality

Delinquent and nonaccrual loans and OREO. The following table presents the Company's 30 to 89 day delinquent loans at the dates indicated. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs, if any. Of the loans 30 to 89 days delinquent at June 30, 2022, approximately 61% were 59 days or less delinquent.

	Loans Delinquent for 30 to 89 Days at:
	June 30,		March 31,		December 31,
	2022		2022		2021
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	64	$6,035	64	$6,931	74	$7,009
Correspondent purchased	9	3,467	10	2,421	11	5,133
Bulk purchased	4	755	2	396	1	154
Commercial	6	706	4	373	2	222
Consumer	16	256	14	215	16	164
	99	$11,219	94	$10,336	104	$12,682

Loans 30 to 89 days delinquent
to total loans receivable, net		0.16%		0.15%		0.18%

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

	Nonaccrual Loans and OREO at:
	June 30,		March 31,		December 31,
	2022		2022		2021
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	36	$2,585	44	$3,999	48	$3,943
Correspondent purchased	9	2,659	11	3,967	10	3,115
Bulk purchased	5	1,807	5	1,819	6	1,945
Commercial	7	1,184	6	1,167	6	1,170
Consumer	9	174	19	400	25	477
	66	8,409	85	11,352	95	10,650

Loans 90 or more days delinquent or in foreclosure
as a percentage of total loans		0.12%		0.16%		0.15%

Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	2	$207	5	$505	5	$451
Correspondent purchased	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—
Commercial	1	4	2	34	3	62
Consumer	1	19	2	27	—	—
	4	230	9	566	8	513
Total nonaccrual loans	70	8,639	94	11,918	103	11,163

Nonaccrual loans as a percentage of total loans		0.12%		0.17%		0.16%

OREO:
One- to four-family:
Originated(2)	2	$237	—	$—	2	$319
Consumer	1	21	—	—	—	—
	3	258	—	—	2	319
Total non-performing assets	73	$8,897	94	$11,918	105	$11,482

Non-performing assets as a percentage of total assets		0.09%		0.13%		0.12%
(1)Includes loans required to be reported as nonaccrual pursuant to accounting and/or regulatory reporting requirements and/or internal policies, even if the loans are current.
(2)Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

The following table presents the states where the properties securing five percent or more of the total amount of our one- to four-family loans are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at June 30, 2022. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. At June 30, 2022, potential losses, after taking into consideration anticipated private mortgage insurance proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,530,724	57.1%	$5,169	50.4%	$2,328	33.0%	51%
Missouri	1,053,438	17.0	2,511	24.5	1,364	19.4	63
Texas	577,347	9.3	1,088	10.6	663	9.4	40
Other states	1,024,382	16.6	1,489	14.5	2,696	38.2	53
	$6,185,891	100.0%	$10,257	100.0%	$7,051	100.0%	53

Classified loans. The following table presents loans classified as special mention or substandard at the dates presented. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs, if any. The decrease in commercial special mention loans at June 30, 2022 compared to September 30, 2021 was due mainly to two commercial loans moving to the pass classification during the December 31, 2021 quarter, as the underlying economic considerations being monitored by management improved to levels deemed appropriate by the Company. The commercial special mention loan balance at June 30, 2022 was comprised of a single loan which continues to show improvement in its cash flow from operations and other operating metrics.

	June 30, 2022		September 30, 2021
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family	$14,172	$19,319	$14,332	$23,458
Commercial	46,366	3,078	99,729	3,259
Consumer	288	383	135	718
	$60,826	$22,780	$114,196	$27,435

Allowance for Credit Losses. The distribution of our ACL and the ratio of ACL to loans receivable, by loan type, at the dates indicated is summarized below. See "Note 4. Loans Receivable and Allowance for Credit Losses" for additional information related to the calculation of ACL as of June 30, 2022.

	Distribution of ACL			Ratio of ACL to Loans Receivable
	June 30,	March 31,	December 31,	June 30,	March 31,	December 31,
	2022	2022	2021	2022	2022	2021
	(Dollars in thousands)
One- to four-family:
Originated	$1,861	$1,677	$1,611	0.05%	0.04%	0.04%
Correspondent purchased	2,437	2,129	2,082	0.12	0.11	0.10
Bulk purchased	224	241	268	0.15	0.15	0.16
Construction	43	32	28	0.07	0.06	0.06
Total	4,565	4,079	3,989	0.07	0.07	0.06
Commercial:
Real estate	9,720	8,991	11,257	1.35	1.34	1.64
Commercial and industrial	408	389	376	0.58	0.50	0.49
Construction	1,362	1,651	1,720	1.18	1.24	1.63
Total	11,490	11,031	13,353	1.27	1.25	1.54
Consumer	228	202	193	0.24	0.22	0.21
Total	$16,283	$15,312	$17,535	0.22	0.22	0.25

The following table presents ACL activity and related ratios at the dates and for the periods indicated. The ratio of net charge-offs (recoveries) ("NCOs") during the current year period to average non-performing assets was a negative percentage compared to a positive percentage in the prior year period due to a net recovery in the current year period and a net charge-off in the prior year period. The ACL to nonaccrual loans at end of period ratio was higher at June 30, 2022 compared to June 30, 2021 due to a lower balance of nonaccrual loans at June 30, 2022. The ACL to loans receivable, net at end of period ratio was lower at June 30, 2022 compared to June 30, 2021 due primarily to a lower ACL balance at June 30, 2022. See "Note 4. Loans Receivable and Allowance for Credit Losses" for additional information related to ACL activity by specific loan categories.

	At or For the Nine Months Ended
	June 30, 2022	June 30, 2021
	(Dollars in thousands)
Balance at beginning of period	$19,823	$31,527
Adoption of CECL	—	(4,761)
Charge-offs	(30)	(689)
Recoveries	250	207
Net recoveries (charge-offs)	220	(482)
Provision for credit losses	(3,760)	(5,560)
Balance at end of period	$16,283	$20,724

Ratio of NCOs during the period
to average non-performing assets	(1.96)%	3.56%

ACL to nonaccrual loans at end of period	188.48	146.23

ACL to loans receivable, net at end of period	0.22	0.29

ACL to NCOs (annualized)	N/M(1)	32.3x

(1)This ratio is not presented due to loan recoveries exceeding loan charge-offs during the period.

The following table presents NCOs, average loans, and NCOs as a percentage of average loans, by loan type, for the periods indicated.

	For the Nine Months Ended
	June 30, 2022			June 30, 2021
	NCOs	Average Loans	NCOs as a % of Average Loans	NCOs	Average Loans	NCOs as a % of Average Loans
	(Dollars in thousands)
One- to four-family:
Originated	$(133)	$3,928,131	0.00%	$2	$3,933,932	0.00%
Correspondent	—	2,040,934	0.00	—	2,006,257	0.00
Bulk purchased	—	162,151	0.00	21	195,678	0.01
Construction	—	45,053	0.00	—	29,156	0.00
Total	(133)	6,176,269	0.00	23	6,165,023	0.00
Commercial:
Real estate	(101)	678,705	(0.01)	477	625,505	0.08
Commercial and industrial	10	73,550	0.01	—	78,186	0.00
Construction	—	114,601	0.00	—	77,250	0.00
Total	(91)	866,856	(0.01)	477	780,941	0.06
Consumer:
Home equity	(2)	84,135	0.00	(18)	94,291	(0.02)
Other	6	7,844	0.08	—	8,950	0.00
Total	4	91,979	0.00	(18)	103,241	(0.02)
	$(220)	$7,135,104	0.00	$482	$7,049,205	0.01

While management utilizes its best judgment and information available, the adequacy of the ACL is determined by certain factors outside of the Company's control, such as the performance of our portfolios, changes in the economic environment including economic uncertainty, changes in interest rates, and the views of regulatory authorities toward classification of assets and the level of ACL. Additionally, the level of ACL may fluctuate based on the balance and mix of the loan portfolio. If actual results reflect significant underperformance compared to our assumptions and/or if one or more of our assumptions, such as the economic forecast, represents a more negative outlook in a future period, there could be additions to our ACL and an increase in the provision for credit losses.

Securities. The following table presents the distribution of our securities portfolio, at amortized cost, at the dates indicated. Overall, fixed-rate securities comprised 95% of our securities portfolio at June 30, 2022. Weighted average yields on tax-exempt securities are not calculated on a fully tax-equivalent basis.

	June 30, 2022			March 31, 2022			September 30, 2021
	Amount	Yield	WAL(1)	Amount	Yield	WAL(1)	Amount	Yield	WAL(1)
	(Dollars in thousands)
Fixed-rate securities:
MBS	$1,216,144	1.48%	4.5	$1,255,411	1.44%	4.3	$1,363,645	1.30%	3.5
GSE debentures	519,976	0.61	3.1	519,974	0.61	3.4	519,971	0.61	3.7
Municipal bonds	210	3.00	0.1	750	2.24	0.1	4,274	1.81	0.3
Total fixed-rate securities	1,736,330	1.22	4.1	1,776,135	1.20	4.0	1,887,890	1.11	3.6

Adjustable-rate securities:
MBS	89,932	2.38	4.1	99,226	2.08	4.3	120,566	1.99	3.2
Corporate bonds	4,000	5.12	7.4	—	—	—	—	—	—
Total adjustable-rate securities	93,932	2.49	4.2	99,226	2.08	4.3	120,566	1.99	3.2
Total securities portfolio	$1,830,262	1.29	4.1	$1,875,361	1.24	4.1	$2,008,456	1.16	3.5

(1)The weighted average life ("WAL") is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied.

The following table summarizes the activity in our securities portfolio for the periods presented. The weighted average yields and WALs for purchases are presented as recorded at the time of purchase. The weighted average yields for the beginning and ending balances are as of the first and last days of the periods presented and are generally derived from recent prepayment activity on the securities in the portfolio. The beginning and ending WALs are the estimated remaining principal repayment terms (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied.

	For the Nine Months Ended
	June 30, 2022			June 30, 2021
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$2,014,608	1.16%	3.5	$1,560,950	1.63%	3.1
Maturities and repayments	(261,160)			(476,158)
Net amortization of (premiums)/discounts	(4,027)			(4,308)
Purchases	86,993	2.56	4.3	953,818	1.00	5.1
Change in valuation on AFS securities	(142,254)			(18,597)
Ending balance - carrying value	$1,694,160	1.29	4.1	$2,015,705	1.24	3.8

Liabilities. Total liabilities were $8.34 billion at June 30, 2022, compared to $8.36 billion at March 31, 2022 and $8.39 billion at September 30, 2021. The decrease in liabilities between March 31, 2022 and June 30, 2022 was due primarily to a decrease in deposits, along with a decrease in escrows due to timing of when funds are received and disbursed, largely offset by an increase in borrowings. The decrease in liabilities between September 30, 2021 and June 30, 2022 was due primarily to a reduction in deposits, along with a decrease in other liabilities mainly related to a reduction in the interest rate swap loss position as a result of an increase in market interest rates and the funding of low income housing partnership commitments, along with a decrease in escrows due to timing of when funds are received and disbursed, largely offset by an increase in borrowings.

Deposits. The following table presents the amount, weighted average rate and percent of total for the components of our deposit portfolio at the dates presented.

	June 30, 2022			March 31, 2022			September 30, 2021
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Non-interest-bearing checking	$580,385	—%	9.2%	$600,457	—%	9.1%	$543,849	—%	8.2%
Interest-bearing checking	1,047,336	0.08	16.6	1,097,287	0.07	16.6	1,037,362	0.07	15.7
Savings	557,832	0.05	8.8	558,337	0.05	8.4	519,069	0.05	7.9
Money market	1,867,991	0.23	29.5	1,885,873	0.19	28.5	1,753,525	0.19	26.6
Retail certificates of deposit	2,129,734	1.16	33.6	2,213,617	1.22	33.5	2,341,531	1.41	35.5
Commercial certificates of deposit	55,076	0.68	0.9	100,739	0.61	1.5	190,215	0.66	2.9
Public unit certificates of deposit	91,529	0.57	1.4	158,534	0.14	2.4	211,845	0.21	3.2
	$6,329,883	0.49	100.0%	$6,614,844	0.49	100.0%	$6,597,396	0.59	100.0%

There is some uncertainty regarding how long the increased balance of retail deposits will be retained by the Bank as depositors return to spending more and/or choose to invest in higher-yielding investment options outside of the Bank. This was the case in the current quarter and led to a reduction in retail checking account balances and continued reduction in retail certificates of deposit. The decrease in our retail certificates of deposit during the current year was generally in accounts with terms of 18 months or longer. Retail certificates of deposit with terms less than 18 months increased during the current year. The Bank has begun to increase offered rates on certificates of deposit and money market accounts, which has reduced the runoff in these portfolios. The decrease in commercial certificates of deposit during the current year was expected, as certain maturities of deposits received in prior fiscal years were anticipated to be used to fund operations at the depositors' related businesses during the current year. The decrease in public unit deposits was due to rapidly increasing costs of available funds in this category, to the point that rates were in excess of other funding sources available to the Bank. During the current quarter, FHLB advances were entered into in response to deposit outflows. The Bank may be required to continue to replace deposit outflows with higher costing borrowings, which would increase the cost of funds over time.

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

The following table presents the maturity of term borrowings, which consist entirely of FHLB advances, along with associated weighted average contractual and effective rates as of June 30, 2022. In addition to the term borrowings in the table below, the Bank had an outstanding balance of $35.7 million on its line of credit with FHLB as of June 30, 2022.

	Term Borrowings Amount
Maturity by	FHLB	Interest rate	Total	Contractual	Effective
Fiscal Year	Advances	swaps(1)	Amount	Rate	Rate(2)
	(Dollars in thousands)
2022	$75,000	$—	$75,000	0.29%	0.29%
2023	300,000	—	300,000	1.70	1.81
2024	300,000	165,000	465,000	2.55	2.80
2025	350,000	100,000	450,000	1.89	2.25
2026	250,000	—	250,000	0.96	1.27
2027	200,000	—	200,000	1.57	1.81
2028	—	100,000	100,000	2.02	3.45
	$1,475,000	$365,000	$1,840,000	1.81	2.12

(1)Represents adjustable-rate FHLB advances for which the Bank has entered into interest rate swaps with a notional amount of $365.0 million to hedge the variability in cash flows associated with the advances. Each interest rate swap matures on the same date as the related FHLB advance. The expected WAL of the interest rate swaps and related advances was 3.3 years at June 30, 2022.
(2)The effective rate includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid.

The following table presents borrowing activity for the periods shown. The borrowings presented in the table have original contractual terms of one year or longer or are tied to interest rate swaps with original contractual terms of one year or longer. The effective rate is shown as a weighted average and includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The weighted average maturity ("WAM") is the remaining weighted average contractual term in years. The beginning and ending WAMs represent the remaining maturity at each date presented. For new borrowings, the WAMs presented are as of the date of issue. The increase in the balance of FHLB advances during the current quarter was due to funding needs primarily in response to deposit outflows.

	For the Three Months Ended			For the Nine Months Ended
	June 30, 2022			June 30, 2022			June 30, 2021
		Effective			Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$1,590,000	1.90%	2.8	$1,590,000	1.88%	3.3	$1,790,000	2.31%	3.0
Maturities and prepayments	—	—	—	(100,000)	3.14	—	(965,000)	1.99	—
New FHLB borrowings	250,000	3.51	2.7	350,000	3.49	3.8	765,000	1.86	4.2
Ending balance	$1,840,000	2.12	2.6	$1,840,000	2.12	2.6	$1,590,000	2.00	3.5
During the current year-to-date period, the Bank reimplemented the leverage strategy which involved borrowing up to $2.10 billion either on the Bank's line of credit with FHLB or by entering into short-term FHLB advances, depending on the rates offered by FHLB. These borrowings were repaid prior to June 30, 2022. In July 2022, the level of borrowings associated with the leverage strategy was increased to $2.60 billion to further increase earnings, in response to the increase in the dividend rate paid by FHLB.

Maturities of Interest-Bearing Liabilities. The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail/commercial and public unit amounts, and term borrowings for the next four quarters as of June 30, 2022.

	September 30,	December 31,	March 31,	June 30,
	2022	2022	2023	2023	Total
	(Dollars in thousands)
Retail/Commercial Certificates:
Amount	$481,348	$344,684	$251,665	$205,645	$1,283,342
Repricing Rate	1.25%	1.14%	1.22%	0.81%	1.14%
Public Unit Certificates:
Amount	$36,503	$25,500	$13,516	$3,674	$79,193
Repricing Rate	0.23%	1.28%	0.11%	0.27%	0.55%
Term Borrowings:
Amount	$75,000	$—	$100,000	$100,000	$275,000
Repricing Rate	0.29%	—%	1.46%	1.82%	1.27%
Total
Amount	$592,851	$370,184	$365,181	$309,319	$1,637,535
Repricing Rate	1.07%	1.15%	1.24%	1.13%	1.14%

The following table sets forth the WAM information for our certificates of deposit, in years, as of June 30, 2022.

Retail certificates of deposit	1.1
Commercial certificates of deposit	0.6
Public unit certificates of deposit	0.5
Total certificates of deposit	1.1

Stockholders' Equity. During the nine months ended June 30, 2022, the Company paid cash dividends totaling $91.6 million. These cash dividends totaled $0.675 per share and consisted of a $0.22 per share cash true-up dividend related to fiscal year 2021 earnings, a $0.20 per share True Blue Capitol cash dividend, and three regular quarterly cash dividends of $0.085 per share. On July 19, 2022, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $11.5 million, payable on August 19, 2022 to stockholders of record as of the close of business on August 5, 2022. In the long run, management considers the Bank's equity to total assets ratio of at least 9% an appropriate level of capital. At June 30, 2022, this ratio was 10.6%.

At June 30, 2022, Capitol Federal Financial, Inc., at the holding company level, had $91.9 million in cash on deposit at the Bank. For fiscal year 2022, it is the intention of the Board of Directors to continue the payout of 100% of the Company's earnings to the Company's stockholders. Dividend payments depend upon a number of factors, including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company level.

As of June 30, 2022, there remained $44.7 million authorized under the existing stock repurchase plan for additional purchases of the Company's common stock. Shares may be repurchased from time to time based upon market conditions, available liquidity and other factors. This plan has no expiration date; however, the FRB's existing approval for the Company to repurchase shares extends through August 2022. The Company plans to request a further extension of the FRB's approval.

The Company works to find multiple ways to provide stockholder value. This has primarily been through the payment of cash dividends and stock buybacks. The Company has maintained a policy of paying out 100% of its earnings to stockholders in the form of quarterly cash dividends and an annual cash true-up dividend in December of each year. In order to provide additional stockholder value, the Company paid a True Blue Capitol cash dividend of $0.25 per share in June for six consecutive years ending in 2019. Given the state of economic uncertainty in 2020, the Company elected to defer the True Blue dividend originally planned for June 2020. In June 2021, the Company paid a True Blue Capitol cash dividend of $0.40 per share. This cash dividend represented a $0.20 per share cash dividend from fiscal year 2020 and a $0.20 per share cash dividend from fiscal year 2021. In June 2022, the Company paid a True Blue Capitol cash dividend of $0.20 per share. The Company has paid the True Blue Capitol dividend primarily due to excess capital levels at the Company and Bank. The Company considers various business strategies and their impact on capital and asset measures on both a current and future basis, as well as regulatory capital levels and requirements, in determining the amount, if any, and timing of the True Blue dividend.

The following table presents regular quarterly cash dividends and special cash dividends paid in calendar years 2022, 2021, and 2020. The amounts represent cash dividends paid during each period. For the quarter ending September 30, 2022, the amount presented represents the dividend payable on August 19, 2022 to stockholders of record as of the close of business on August 5, 2022.

	Calendar Year
	2022		2021		2020
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$11,535	$0.085	$11,518	$0.085	$11,733	$0.085
Quarter ended June 30	11,534	0.085	11,516	0.085	11,733	0.085
Quarter ended September 30	11,536	0.085	11,518	0.085	11,733	0.085
Quarter ended December 31	—	—	11,535	0.085	11,514	0.085
True-up dividends paid	—	—	29,850	0.220	17,614	0.130
True Blue dividends paid	27,143	0.200	54,210	0.400	—	—
Calendar year-to-date dividends paid	$61,748	$0.455	$130,147	$0.960	$64,327	$0.470

Operating Results
The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2022	2022	2021	2021	2021
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$56,886	$55,412	$55,788	$57,139	$54,779
MBS	5,048	4,821	4,625	4,900	5,360
FHLB stock	2,695	2,240	1,231	952	944
Cash and cash equivalents	3,968	949	14	27	26
Investment securities	815	800	808	750	763
Total interest and dividend income	69,412	64,222	62,466	63,768	61,872

Interest expense:
Borrowings	11,644	8,732	7,585	7,889	7,826
Deposits	7,787	8,389	9,267	10,335	11,475
Total interest expense	19,431	17,121	16,852	18,224	19,301

Net interest income	49,981	47,101	45,614	45,544	42,571

Provision for credit losses	937	(3,188)	(3,439)	(1,323)	(2,691)

Net interest income
(after provision for credit losses)	49,044	50,289	49,053	46,867	45,262

Non-interest income	6,115	5,416	5,506	5,303	5,236
Non-interest expense	28,390	27,960	26,694	28,247	27,602
Income tax expense	5,617	6,122	5,679	5,370	4,709
Net income	$21,152	$21,623	$22,186	$18,553	$18,187

Efficiency ratio	50.61%	53.24%	52.22%	55.55%	57.73%

Basic EPS	$0.16	$0.16	$0.16	$0.14	$0.13
Diluted EPS	0.16	0.16	0.16	0.14	0.13

Comparison of Operating Results for the Three Months Ended June 30, 2022 and March 31, 2022

For the quarter ended June 30, 2022, the Company recognized net income of $21.2 million, or $0.16 per share, compared to net income of $21.6 million, or $0.16 per share, for the quarter ended March 31, 2022. The decrease in net income was due primarily to a higher provision for credit losses, partially offset by an increase in net interest income and lower income tax expense. The net interest margin increased 10 basis points, from 1.69% for the prior quarter to 1.79% for the current quarter. When the leverage strategy discussed below is in place, it reduces the net interest margin due to the amount of earnings from the transaction in comparison to the size of the transaction. Excluding the effects of the leverage strategy, the net interest margin would have increased 10 basis points, from 2.01% for the prior quarter to 2.11% for the current quarter. The increase in the net interest margin excluding the effects of the leverage strategy was due mainly to an increase in asset yields and a change in the mix of interest-earning assets, as cash was used to fund loan growth.

At times, the Bank has utilized a leverage strategy to increase earnings. The leverage strategy during the current quarter involved borrowing up to $2.10 billion by entering into short-term FHLB advances. The borrowings were repaid prior to quarter end. The proceeds from the borrowings, net of the required FHLB stock holdings which yielded 6.5% during the current quarter, were deposited at the FRB of Kansas City. Net income attributable to the leverage strategy is largely derived from the dividends received on FHLB stock holdings, plus the net interest rate spread between the yield on the cash deposited at the FRB of Kansas City and the rate paid on the related FHLB borrowings, less applicable federal insurance premiums and estimated taxes. Net income attributable to the leverage strategy was $1.2 million during the current quarter and $1.8 million during the current year-to-date period. Management continues to monitor the net interest rate spread and overall profitability of the strategy. In July 2022, the Bank increased the level of borrowings associated with the leverage strategy to $2.60 billion to further increase earnings in response to the increase in the dividend rate paid by FHLB. It is expected that the strategy will continue to be utilized as long as it remains profitable.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent. The weighted average yield on loans receivable increased four basis points and the weighted average yield on MBS increased eight basis points compared to the prior quarter.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2022	2022	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$56,886	$55,412	$1,474	2.7%
MBS	5,048	4,821	227	4.7
FHLB stock	2,695	2,240	455	20.3
Cash and cash equivalents	3,968	949	3,019	318.1
Investment securities	815	800	15	1.9
Total interest and dividend income	$69,412	$64,222	$5,190	8.1

The increase in interest income on loans receivable was due primarily to a decrease in correspondent loan premium amortization related to a reduction in payoff activity, as well as growth in the correspondent loan portfolio. The increase in interest income on MBS was due mainly to a decrease in premium amortization related to a slowdown in prepayment activity. The increase in dividend income on FHLB stock was due mainly to an increase in the dividend rate paid by FHLB. The increase in interest income on cash and cash equivalents was due to an increase in the yield earned on balances held at the FRB of Kansas City, the majority of which were related to the leverage strategy, due to an increase in market interest rates.

Interest Expense
The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent. The weighted average rate paid on deposits and the weighted average rate paid on borrowings not associated with the leverage strategy each decreased three basis points compared to the prior quarter.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2022	2022	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Borrowings	$11,644	$8,732	$2,912	33.3%
Deposits	7,787	8,389	(602)	(7.2)
Total interest expense	$19,431	$17,121	$2,310	13.5

The increase in interest expense on borrowings was due primarily to an increase in the rate paid on the short-term borrowings associated with the leverage strategy during the current quarter, due to higher market interest rates. Additionally, the average balance of borrowings not associated with the leverage strategy increased compared to the prior quarter due to new borrowings added near the end of the quarter, totaling $250.0 million at a weighted average rate of 3.51%, which contributed to the increase in interest expense. The decrease in interest expense on deposits was due primarily to a decrease in the weighted average rate paid on retail certificates of deposit and a decrease in the average balance of the portfolio, as maturing accounts either were not renewed or were replaced at offered rates, which were lower than the existing portfolio.

Provision for Credit Losses
For the quarter ended June 30, 2022, the Bank recorded a provision for credit losses of $937 thousand, compared to a negative provision for credit losses of $3.2 million for the prior quarter. The provision for credit losses in the current quarter was comprised of a $796 thousand increase in the ACL for loans and a $141 thousand increase in reserves for off-balance sheet credit exposures. The provision for credit losses was due primarily to selecting a weighted economic forecast to incorporate a recessionary outlook into the model, as well as commercial loan growth.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2022	2022	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$3,601	$3,300	$301	9.1%
Insurance commissions	788	543	245	45.1
Other non-interest income	1,726	1,573	153	9.7
Total non-interest income	$6,115	$5,416	$699	12.9

The increase in deposit service fees was due mainly to increases in debit card income and service charges as a result of higher transaction activity. The increase in insurance commissions was due primarily to the receipt of annual contingent insurance commissions in the prior quarter, which were lower than expected, and the related accrual adjustments. The increase in other non-interest income was due mainly to an increase in income on BOLI related to the receipt of death benefits.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2022	2022	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$14,581	$14,023	$558	4.0%
Information technology and related expense	4,343	4,493	(150)	(3.3)
Occupancy, net	3,721	3,493	228	6.5
Regulatory and outside services	1,572	1,272	300	23.6
Advertising and promotional	1,068	1,494	(426)	(28.5)
Federal insurance premium	784	777	7	0.9
Deposit and loan transaction costs	664	689	(25)	(3.6)
Office supplies and related expense	494	502	(8)	(1.6)
Other non-interest expense	1,163	1,217	(54)	(4.4)
Total non-interest expense	$28,390	$27,960	$430	1.5

The increase in salaries and employee benefits was due mainly to an increase in commissions due to an increase in loan origination activity, along with annual merit increases during the current quarter. The increase in regulatory and outside services was due primarily to the timing of external audit expenses, as well as an increase in consulting expenses related to the Bank's upcoming implementation of a new core processing system. The decrease in advertising and promotional expense was due primarily to the timing of campaigns and sponsorships.

The Company's efficiency ratio was 50.61% for the current quarter compared to 53.24% for the prior quarter. The improvement in the efficiency ratio was due primarily to higher net interest income. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A lower value indicates that it is costing the financial institution less money to generate revenue, relative to the net interest margin and non-interest income.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent and the effective tax rate.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2022	2022	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$26,769	$27,745	$(976)	(3.5)%
Income tax expense	5,617	6,122	(505)	(8.2)
Net income	$21,152	$21,623	$(471)	(2.2)

Effective Tax Rate	21.0%	22.1%

The decrease in income tax expense was due primarily to lower pretax income in the current quarter, along with a decrease in the effective tax rate as a result of higher deductible expenses associated with dividends paid on allocated ESOP shares due to the True Blue Capitol dividend paid in June 2022. Management anticipates the effective tax rate for fiscal year 2022 will be approximately 21%.

Average Balance Sheet
The following table presents the average balances of our assets, liabilities, and stockholders' equity, and the related annualized weighted average yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated, as well as selected performance ratios and other information for the periods shown. Weighted average yields are derived by dividing annualized income by the average balance of the related assets, and weighted average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived from average daily balances. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yields/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	For the Three Months Ended
	June 30, 2022			March 31, 2022
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans:
Originated	$3,982,602	$32,168	3.23%	$3,965,844	$31,993	3.23%
Correspondent purchased	2,060,947	14,027	2.72	2,026,120	13,060	2.58
Bulk purchased	154,663	464	1.20	161,149	503	1.25
Total one- to four-family loans	6,198,212	46,659	3.01	6,153,113	45,556	2.96
Commercial loans	890,455	9,104	4.05	869,205	8,851	4.07
Consumer loans	92,790	1,123	4.85	90,326	1,005	4.51
Total loans receivable(1)	7,181,457	56,886	3.16	7,112,644	55,412	3.12
MBS(2)	1,343,891	5,048	1.50	1,357,693	4,821	1.42
Investment securities(2)(3)	522,147	815	0.62	522,019	800	0.61
FHLB stock(4)	166,879	2,695	6.48	158,546	2,240	5.73
Cash and cash equivalents(5)	1,930,539	3,968	0.81	1,971,341	949	0.19
Total interest-earning assets	11,144,913	69,412	2.49	11,122,243	64,222	2.31
Other non-interest-earning assets	293,882			385,323
Total assets	$11,438,795			$11,507,566

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$1,068,329	180	0.07	$1,069,282	176	0.07
Savings	556,553	74	0.05	540,348	71	0.05
Money market	1,861,302	952	0.21	1,879,799	876	0.19
Retail certificates	2,169,262	6,383	1.18	2,241,080	7,012	1.27
Commercial certificates	84,231	129	0.61	116,181	183	0.64
Wholesale certificates	113,101	69	0.24	197,335	71	0.15
Total deposits	5,852,778	7,787	0.53	6,044,025	8,389	0.56
Borrowings(6)	3,687,592	11,644	1.26	3,499,010	8,732	1.01
Total interest-bearing liabilities	9,540,370	19,431	0.81	9,543,035	17,121	0.73
Non-interest-bearing deposits	586,876			577,989
Other non-interest-bearing liabilities	147,938			177,995
Stockholders' equity	1,163,611			1,208,547
Total liabilities and stockholders' equity	$11,438,795			$11,507,566

Net interest income(7)		$49,981			$47,101
Net interest-earning assets	$1,604,543			$1,579,208
Net interest margin(8)(9)			1.79			1.69
Ratio of interest-earning assets to interest-bearing liabilities			1.17x			1.17x

Selected performance ratios:
Return on average assets (annualized)(9)			0.74%			0.75%
Return on average equity (annualized)(9)			7.27			7.16
Average equity to average assets			10.17			10.50
Operating expense ratio (annualized)(10)			0.99			0.97
Efficiency ratio(9)(11)			50.61			53.24
Pre-tax yield on leverage strategy(12)			0.31			0.14

(1)Balances are adjusted for unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS securities are adjusted for unamortized purchase premiums or discounts.
(3)The average balance of investment securities includes an average balance of nontaxable securities of $326 thousand and $2.0 million for the quarters ended June 30, 2022 and March 31, 2022, respectively.
(4)Included in this line, for the quarter ended June 30, 2022, is FHLB stock related to the leverage strategy with an average outstanding balance of $89.4 million and dividend income of $1.4 million at a weighted average yield of 6.48%, and FHLB stock not related to the leverage strategy with an average outstanding balance of $77.5 million and dividend income of $1.3 million at a weighted average yield of 6.48%. Included in this line for the quarter ended March 31, 2022 is FHLB stock related to the leverage strategy with an average outstanding balance of $86.2 million and dividend income of $1.2 million, at a weighted average yield of 5.75%, and FHLB stock not related to the leverage strategy with an average outstanding balance of $72.3 million and dividend income of $1.0 million, at a weighted average yield of 5.71%.
(5)The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $1.89 billion and $1.83 billion during the quarters ended June 30, 2022 and March 31, 2022 respectively.
(6)Included in this line, for the quarter ended June 30, 2022, are FHLB borrowings related to the leverage strategy with an average outstanding balance of $1.99 billion and interest paid of $3.7 million, at a weighted average rate of 0.73%, and FHLB borrowings not related to the leverage strategy with an average outstanding balance of $1.70 billion and interest paid of $8.0 million, at a weighted average rate of 1.87%. Included in this line for the quarter ended March 31, 2022 are FHLB borrowings related to the leverage strategy with an average outstanding balance of $1.92 billion and interest paid of $1.3 million at a weighted average rate of 0.26%, and FHLB borrowings not related to the leverage strategy with an average outstanding balance of $1.58 billion and interest paid of $7.5 million at a weighted average rate of 1.90%. The FHLB advance amounts and rates included in this line include the effect of interest rate swaps and are net of deferred prepayment penalties.
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

	For the Three Months Ended
	June 30, 2022			March 31, 2022
	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Yield on interest-earning assets	2.49%	(0.30)%	2.79%	2.31%	(0.39)%	2.70%
Cost of interest-bearing liabilities	0.81	(0.03)	0.84	0.73	(0.11)	0.84
Return on average assets (annualized)	0.74	(0.10)	0.84	0.75	(0.13)	0.88
Return on average equity (annualized)	7.27	0.42	6.85	7.16	0.18	6.98
Net interest margin	1.79	(0.32)	2.11	1.69	(0.32)	2.01
Efficiency Ratio	50.61	(1.31)	51.92	53.24	(0.58)	53.82
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

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended June 30, 2022 to the three months ended March 31, 2022. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended
	June 30, 2022 vs. March 31, 2022
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$631	$843	$1,474
MBS	(49)	276	227
Investment securities	—	15	15
FHLB stock	131	324	455
Cash and cash equivalents	(20)	3,039	3,019
Total interest-earning assets	693	4,497	5,190

Interest-bearing liabilities:
Checking	—	5	5
Savings	3	—	3
Money market	(7)	83	76
Certificates of deposit	(473)	(213)	(686)
Borrowings	644	2,268	2,912
Total interest-bearing liabilities	167	2,143	2,310

Net change in net interest income	$526	$2,354	$2,880

Comparison of Operating Results for the Nine Months Ended June 30, 2022 and 2021

The Company recognized net income of $65.0 million, or $0.48 per share, for the current year period compared to net income of $57.5 million, or $0.42 per share, for the prior year period. The increase in net income was due to an increase in net interest income, partially offset by higher income tax expense and a lower negative provision for credit losses. The net interest margin decreased six basis points, from 1.88% for the prior year period to 1.82% for the current year period. Excluding the effects of the leverage strategy, the net interest margin would have increased 16 basis points, from 1.88% for the prior year period to 2.04% for the current year period. The increase in net interest margin excluding the effects of the leverage strategy was due mainly to a reduction in the weighted average cost of retail certificates of deposit and borrowings, which outpaced the decrease in weighted average asset yields.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2022	2021	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$168,086	$172,758	$(4,672)	(2.7)%
MBS	14,494	16,499	(2,005)	(12.2)
FHLB stock	6,166	2,964	3,202	108.0
Cash and cash equivalents	4,931	117	4,814	4,114.5
Investment securities	2,423	2,075	348	16.8
Total interest and dividend income	$196,100	$194,413	$1,687	0.9

The decrease in interest income on loans receivable was due to a decrease in the weighted average rate on the originated and correspondent one- to four-family loan portfolio, partially offset by the increase in the average balance of the loan portfolio. The decrease in the weighted average rate was due to endorsements, refinances, originations and purchases at lower market rates at the time of the transactions between periods, which are being fully reflected in the current year. Premium amortization related to the one- to four-family correspondent loan portfolio decreased significantly compared to the prior year period due to the slow-down in prepayments and endorsements resulting from an increase in market interest rates, partially offsetting the decrease in the weighted average rate.

The decrease in interest income on the MBS portfolio was due primarily to a decrease in the weighted average yield as a result of purchases at lower market yields between periods, along with a decrease in the average balance of the portfolio.

The increase in dividend income on FHLB stock and the increase in interest income on cash and cash equivalents were due mainly to the leverage strategy being utilized during the current year period and not being utilized during the prior period.

The increase in interest income on investment securities was due primarily to an increase in the average balance of the portfolio.
Interest Expense
The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2022	2021	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Borrowings	$27,961	$26,885	$1,076	4.0%
Deposits	25,443	38,071	(12,628)	(33.2)
Total interest expense	$53,404	$64,956	$(11,552)	(17.8)

The increase in interest expense on borrowings was due to the leverage strategy being utilized during a portion of the current year period and not being utilized during the prior year period. Interest expense on borrowings associated with the leverage strategy totaled $4.9 million during the current year period. This was partially offset by a lower cost of FHLB borrowings not associated with the leverage strategy due primarily to terminating or not renewing certain interest rate swap agreements, not replacing certain maturing FHLB advances, and prepaying certain advances during fiscal year 2021.

The decrease in interest expense on deposits was due mainly to a decrease in the weighted average rate paid on retail certificates of deposit, along with a decrease in the average balance of the portfolio. Retail certificates of deposit repriced downward between periods as they were renewed or were replaced at lower offered rates, along with some certificates of deposit not renewing.

Provision for Credit Losses
The Bank recorded a negative provision for credit losses during the current year period of $5.7 million, compared to a negative provision for credit losses of $7.2 million during the prior year period. The negative provision in the current year period was comprised of a $3.8 million decrease in the ACL for loans and a $1.9 million decrease in reserves for off-balance sheet credit exposures. The negative provision for credit losses associated with the ACL in the current year period was due primarily to a reduction in commercial loan qualitative factors, partially offset by an increase in ACL related to loan growth during the current year period. The negative provision for credit losses associated with the reserve for off-balance sheet credit exposures in the current year period was also due primarily to a reduction in commercial loan qualitative factors.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2022	2021	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$10,331	$8,988	$1,343	14.9%
Insurance commissions	2,042	2,249	(207)	(9.2)
Gain on sale of Visa Class B shares	—	7,386	(7,386)	(100.0)
Other non-interest income	4,664	4,160	504	12.1
Total non-interest income	$17,037	$22,783	$(5,746)	(25.2)

The increase in deposit service fees was due primarily to an increase in debit card income and service charges as a result of higher transaction and settlement volume, in addition to an increase in the average transaction amount. The decrease in insurance commissions was due primarily to the receipt of annual contingent insurance commissions, which were lower than expected, and the related accrual adjustments. During the prior year period, the Bank sold its Visa Class B shares, resulting in a $7.4 million gain, with no similar transaction during the current year period. The increase in other non-interest income was due primarily to a gain on a loan-related financial derivative agreement.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2022	2021	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$42,332	$41,402	$930	2.2%
Information technology and related expense	13,268	13,568	(300)	(2.2)
Occupancy, net	10,593	10,406	187	1.8
Regulatory and outside services	4,212	4,288	(76)	(1.8)
Advertising and promotional	3,626	3,729	(103)	(2.8)
Federal insurance premium	2,200	1,888	312	16.5
Deposit and loan transaction costs	2,050	2,123	(73)	(3.4)
Office supplies and related expense	1,464	1,289	175	13.6
Loss on interest rate swap termination	—	4,752	(4,752)	(100.0)
Other non-interest expense	3,299	3,877	(578)	(14.9)
Total non-interest expense	$83,044	$87,322	$(4,278)	(4.9)

The increase in salaries and employee benefits was due primarily to merit increases and an increase in incentive compensation, partially offset by a decrease in commissions due to a reduction in loan origination activity compared to the prior year period. The increase in federal insurance premium expense was due mainly to an increase in average assets as a result of the leverage strategy being utilized during the current year period. During the prior year period, the Bank terminated $200.0 million of interest rate swaps, resulting in a loss of $4.8 million which was reclassified out of AOCI to earnings. The decrease in other non-interest expense was due primarily to the write-down during the prior year period of a property that had previously served as one of the Bank's branch locations.

The Company's efficiency ratio was 51.99% for the current year period compared to 57.36% for the prior year period. The improvement in the efficiency ratio was due primarily to higher net interest income.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent and effective tax rate.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$82,379	$72,105	$10,274	14.2%
Income tax expense	17,418	14,576	2,842	19.5
Net income	$64,961	$57,529	$7,432	12.9

Effective Tax Rate	21.1%	20.2%

The increase in income tax expense was due primarily to higher pretax income in the current year period. Additionally, the effective tax rate increased slightly compared to the prior year period, and is in line with management's anticipation of an effective tax rate of approximately 21% for fiscal year 2022.

Average Balance Sheet
The following table presents the average balances of our assets, liabilities, and stockholders' equity, and the related annualized weighted average yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated, as well as selected performance ratios and other information for the periods shown. Weighted average yields are derived by dividing annualized income by the average balance of the related assets, and weighted average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived from average daily balances. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yields/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	For the Nine Months Ended
	June 30, 2022			June 30, 2021
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans:
Originated	$3,973,184	$96,583	3.24%	$3,963,088	$104,482	3.52%
Correspondent purchased	2,040,934	39,832	2.60	2,006,257	35,124	2.33
Bulk purchased	162,151	1,578	1.30	195,678	2,870	1.96
Total one- to four-family loans	6,176,269	137,993	2.98	6,165,023	142,476	3.08
Commercial loans	866,856	26,898	4.09	780,941	26,707	4.51
Consumer loans	91,979	3,195	4.64	103,241	3,575	4.63
Total loans receivable(1)	7,135,104	168,086	3.14	7,049,205	172,758	3.26
MBS(2)	1,379,334	14,494	1.40	1,424,914	16,499	1.54
Investment securities(2)(3)	522,706	2,423	0.62	476,755	2,075	0.58
FHLB stock(4)	132,657	6,166	6.21	78,784	2,964	5.03
Cash and cash equivalents(5)	1,305,949	4,931	0.50	152,792	117	0.10
Total interest-earning assets	10,475,750	196,100	2.49	9,182,450	194,413	2.82
Other non-interest-earning assets	362,229			443,370
Total assets	$10,837,979			$9,625,820

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$1,063,280	535	0.07	$955,731	588	0.08
Savings	539,152	215	0.05	478,011	209	0.06
Money market	1,835,666	2,653	0.19	1,554,947	3,220	0.28
Retail certificates	2,236,551	21,230	1.27	2,530,969	31,824	1.68
Commercial certificates	123,398	584	0.63	195,066	1,208	0.83
Wholesale certificates	170,051	226	0.18	254,606	1,022	0.54
Total deposits	5,968,098	25,443	0.57	5,969,330	38,071	0.85
Borrowings(6)	2,918,291	27,961	1.27	1,654,544	26,885	2.16
Total interest-bearing liabilities	8,886,389	53,404	0.80	7,623,874	64,956	1.14
Non-interest-bearing deposits	571,685			499,737
Other non-interest-bearing liabilities	177,081			219,204
Stockholders' equity	1,202,824			1,283,005
Total liabilities and stockholders' equity	$10,837,979			$9,625,820

Net interest income(7)		$142,696			$129,457
Net interest-earning assets	$1,589,361			$1,558,576
Net interest margin(8)(9)			1.82			1.88
Ratio of interest-earning assets to interest-bearing liabilities			1.18x			1.20x

Selected performance ratios:
Return on average assets (annualized)(9)			0.80%			0.80%
Return on average equity (annualized)(9)			7.20			5.98
Average equity to average assets			11.10			13.33
Operating expense ratio (annualized)(10)			1.02			1.21
Efficiency ratio(9)(11)			51.99			57.36
Pre-tax yield on leverage strategy(12)			0.23			—

(1)Balances are adjusted for unearned loan fees and deferred costs.  Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS securities are adjusted for unamortized purchase premiums or discounts.
(3)The average balance of investment securities includes an average balance of nontaxable securities of $2.1 million and $7.2 million for the nine months ended June 30, 2022 and June 30, 2021, respectively.
(4)Included in this line, for the nine months ended June 30, 2022, is FHLB stock related to the leverage strategy with an average outstanding balance $58.2 million and dividend income of $2.7 million at a weighted average yield of 6.12%, and FHLB stock not related to the leverage strategy with an average outstanding balance of $74.5 million and dividend income of $3.5 million at a weighted average yield of 6.29%. There was no FHLB stock related to the leverage strategy during the nine months ended June 30, 2021.
(5)The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $1.23 billion during the nine months ended June 30, 2022. There were no cash and cash equivalents related to the leverage strategy during the nine months ended June 30, 2021.
(6)Included in this line, for the nine months ended June 30, 2022, are FHLB borrowings related to the leverage strategy with an average outstanding balance of $1.30 billion and interest paid of $4.9 million, at a weighted average rate of 0.50%, and FHLB borrowings not related to the leverage strategy with an average outstanding balance of $1.62 billion and interest paid of $23.0 million, at a weighted average rate of 1.89%. There were no FHLB borrowings related to the leverage strategy during the nine months ended June 30, 2021. The FHLB advance amounts and rates included in this line item include the effect of interest rate swaps and are net of deferred prepayment penalties.
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

	For the Nine Months Ended
	June 30, 2022			June 30, 2021
	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Yield on interest-earning assets	2.49%	(0.25)%	2.74%	2.82%	—%	2.82%
Cost of interest-bearing liabilities	0.80	(0.05)	0.85	1.14	—	1.14
Return on average assets (annualized)	0.80	(0.08)	0.88	0.80	—	0.80
Return on average equity (annualized)	7.20	0.20	7.00	5.98	—	5.98
Net interest margin	1.82	(0.22)	2.04	1.88	—	1.88
Efficiency Ratio	51.99	(0.65)	52.64	57.36	—	57.36
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

	For the Nine Months Ended
	June 30, 2022 vs. June 30, 2021
	Increase (Decrease) Due to
	Volume(1)	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$2,731	$(7,403)	$(4,672)
MBS	(515)	(1,490)	(2,005)
Investment securities	207	141	348
FHLB stock	2,382	820	3,202
Cash and cash equivalents	3,167	1,647	4,814
Total interest-earning assets	7,972	(6,285)	1,687

Interest-bearing liabilities:
Checking	62	(114)	(52)
Savings	25	(19)	6
Money market	516	(1,083)	(567)
Certificates of deposit	(4,673)	(7,342)	(12,015)
Borrowings	4,418	(3,342)	1,076
Total interest-bearing liabilities	348	(11,900)	(11,552)

Net change in net interest income	$7,624	$5,615	$13,239

(1)The increases attributable to changes in volume related to FHLB stock, cash and cash equivalents, and borrowings were due primarily to the leverage strategy being utilized during the current year period and not being utilized during the prior year period.

Comparison of Operating Results for the Three Months Ended June 30, 2022 and 2021
For the quarter ended June 30, 2022, the Company recognized net income of $21.2 million, or $0.16 per share, compared to net income of $18.2 million, or $0.13 per share for the quarter ended June 30, 2021. The increase in net income was due primarily to an increase in net interest income, partially offset by a higher provision for credit losses and higher income tax expense. The net interest margin decreased five basis points, from 1.84% for the prior year quarter to 1.79% for the current quarter. Excluding the effects of the leverage strategy, the net interest margin would have increased 27 basis points, from 1.84% for the prior year quarter to 2.11% for the current quarter. The increase in the net interest margin excluding the effects of the leverage strategy was due mainly to a decrease in the weighted average cost of retail certificates of deposit, a change in the mix of interest-earning assets as cash was used to fund loan growth, and higher asset yields.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2022	2021	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$56,886	$54,779	$2,107	3.8%
MBS	5,048	5,360	(312)	(5.8)
FHLB stock	2,695	944	1,751	185.5
Cash and cash equivalents	3,968	26	3,942	15,161.5
Investment securities	815	763	52	6.8
Total interest and dividend income	$69,412	$61,872	$7,540	12.2

The increase in interest income on loans receivable was due primarily to an increase in the average balance of the loan portfolio related to commercial loan growth, which has a greater impact on interest income than other loan types due to higher yields, along with growth in the one- to four-family correspondent loan portfolio. Additionally, premium amortization related to the one- to four-family correspondent loan portfolio decreased significantly compared to the prior year quarter due to the slow-down in prepayments and endorsements, which contributed to the increase in interest income on loans receivable.

The decrease in interest income on MBS was due to a decrease in the average balance of the portfolio, partially offset by a decrease in premium amortization related to a slowdown in prepayment activity.

The increase in dividend income on FHLB stock and the increase in income on cash and cash equivalents were due mainly to the leverage strategy being utilized during the current quarter and not being utilized during the prior year quarter.

Interest Expense
The following table presents the components of interest expense for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2022	2021	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Borrowings	$11,644	$7,826	$3,818	48.8%
Deposits	7,787	11,475	(3,688)	(32.1)
Total interest expense	$19,431	$19,301	$130	0.7

The increase in interest expense on borrowings was due mainly to the leverage strategy being utilized during the current quarter and not being utilized during the prior year quarter. The decrease in interest expense on deposits was due primarily to a decrease in the average balance and the weighted average rate of the retail certificate of deposit portfolio.

Provision for Credit Losses
The Bank recorded a provision for credit losses during the current quarter of $937 thousand, compared to a negative provision for credit losses of $2.7 million during the prior year quarter. See "Comparison of Operating Results for the Three Months Ended June 30, 2022 and March 31, 2022" above for additional discussion regarding the provision for credit losses during the current quarter.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2022	2021	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$3,601	$3,227	$374	11.6%
Insurance commissions	788	723	65	9.0
Other non-interest income	1,726	1,286	440	34.2
Total non-interest income	$6,115	$5,236	$879	16.8

The increase in deposit service fees was due primarily to an increase in debit card income and service charges as a result of higher transaction and settlement volume, in addition to an increase in the average transaction amount. The increase in other non-interest income was due mainly to an increase in income on BOLI related to the receipt of death benefits.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2022	2021	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$14,581	$13,867	$714	5.1%
Information technology and related expense	4,343	4,736	(393)	(8.3)
Occupancy, net	3,721	3,504	217	6.2
Regulatory and outside services	1,572	1,469	103	7.0
Advertising and promotional	1,068	1,407	(339)	(24.1)
Federal insurance premium	784	633	151	23.9
Deposit and loan transaction costs	664	693	(29)	(4.2)
Office supplies and related expense	494	402	92	22.9
Other non-interest expense	1,163	891	272	30.5
Total non-interest expense	$28,390	$27,602	$788	2.9

The increase in salaries and employee benefits was due primarily to an increase in incentive compensation and annual merit increases during the current quarter. The decrease in information technology and related expense was due mainly to a decrease in professional services and software maintenance. The decrease in advertising and promotional expense was due primarily to the timing of campaigns and sponsorships. The increase in other non-interest expense was due mainly to the prior year quarter including a partial reversal of a write-down of a property that previously served as one of the Bank's branch locations, due to receiving updated pricing information for the property.

The Company's efficiency ratio was 50.61% for the current quarter compared to 57.73% for the prior year quarter. The improvement in the efficiency ratio was due primarily to higher net interest income in the current quarter.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent and the effective tax rate.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$26,769	$22,896	$3,873	16.9%
Income tax expense	5,617	4,709	908	19.3
Net income	$21,152	$18,187	$2,965	16.3

Effective Tax Rate	21.0%	20.6%

The increase in income tax expense was due primarily to higher pretax income in the current quarter.

Average Balance Sheet
The following table presents the average balances of our assets, liabilities, and stockholders' equity, and the related annualized weighted average yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated, as well as selected performance ratios and other information for the periods shown. Weighted average yields are derived by dividing annualized income by the average balance of the related assets, and weighted average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived from average daily balances. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yields/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	For the Three Months Ended
	June 30, 2022			June 30, 2021
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans:
Originated	$3,982,602	$32,168	3.23%	$3,982,990	$33,727	3.39%
Correspondent purchased	2,060,947	14,027	2.72	1,971,209	10,367	2.10
Bulk purchased	154,663	464	1.20	185,198	826	1.78
Total one- to four-family loans	6,198,212	46,659	3.01	6,139,397	44,920	2.93
Commercial loans	890,455	9,104	4.05	805,721	8,744	4.29
Consumer loans	92,790	1,123	4.85	96,980	1,115	4.61
Total loans receivable(1)	7,181,457	56,886	3.16	7,042,098	54,779	3.11
MBS(2)	1,343,891	5,048	1.50	1,529,679	5,360	1.40
Investment securities(2)(3)	522,147	815	0.62	533,076	763	0.57
FHLB stock(4)	166,879	2,695	6.48	73,689	944	5.14
Cash and cash equivalents(5)	1,930,539	3,968	0.81	97,890	26	0.11
Total interest-earning assets	11,144,913	69,412	2.49	9,276,432	61,872	2.66
Other non-interest-earning assets	293,882			430,639
Total assets	$11,438,795			$9,707,071

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$1,068,329	180	0.07	$1,007,242	182	0.07
Savings	556,553	74	0.05	513,528	72	0.06
Money market	1,861,302	952	0.21	1,646,970	998	0.24
Retail certificates	2,169,262	6,383	1.18	2,462,543	9,531	1.55
Commercial certificates	84,231	129	0.61	216,371	407	0.75
Wholesale certificates	113,101	69	0.24	251,571	285	0.45
Total deposits	5,852,778	7,787	0.53	6,098,225	11,475	0.75
Borrowings(6)	3,687,592	11,644	1.26	1,582,905	7,826	1.97
Total interest-bearing liabilities	9,540,370	19,431	0.81	7,681,130	19,301	1.01
Non-interest-bearing deposits	586,876			539,423
Other non-interest-bearing liabilities	147,938			203,532
Stockholders' equity	1,163,611			1,282,986
Total liabilities and stockholders' equity	$11,438,795			$9,707,071

Net interest income(7)		$49,981			$42,571
Net interest-earning assets	$1,604,543			$1,595,302
Net interest margin(8)(9)			1.79			1.84
Ratio of interest-earning assets to interest-bearing liabilities			1.17x			1.21x

Selected performance ratios:
Return on average assets (annualized)(9)			0.74%			0.75%
Return on average equity (annualized)(9)			7.27			5.67
Average equity to average assets			10.17			13.22
Operating expense ratio (annualized)(10)			0.99			1.14
Efficiency ratio(9)(11)			50.61			57.73
Pre-tax yield on leverage strategy(12)			0.31			—

(1)Balances are adjusted for unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS securities are adjusted for unamortized purchase premiums or discounts.
(3)The average balance of investment securities includes an average balance of nontaxable securities of $326 thousand and $5.1 million for the three months ended June 30, 2022 and June 30, 2021, respectively.
(4)Included in this line, for the three months ended June 30, 2022, is FHLB stock related to the leverage strategy with an average outstanding balance of $89.4 million and dividend income of $1.4 million at a weighted average yield of 6.48%, and FHLB stock not related to the leverage strategy with an average outstanding balance of $77.5 million and dividend income of $1.3 million at a weighted average yield of 6.48%. There was no FHLB stock related to the leverage strategy during the three months ended June 30, 2021.
(5)The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $1.89 billion during the three months ended June 30, 2022. There were no cash and cash equivalents related to the leverage strategy during the three months ended June 30, 2021.
(6)Included in this line, for the three months ended June 30, 2022, are FHLB borrowings related to the leverage strategy with an average outstanding balance of $1.99 billion and interest paid of $3.7 million, at a weighted average rate of 0.73%, and FHLB borrowings not related to the leverage strategy with an average outstanding balance of $1.70 billion and interest paid of $8.0 million, at a weighted average rate of 1.87%. There were no FHLB borrowings related to the leverage strategy during the three months ended June 30, 2021. The FHLB advance amounts and rates included in this line include the effect of interest rate swaps and are net of deferred prepayment penalties.
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

	For the Three Months Ended
	June 30, 2022			June 30, 2021
	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Yield on interest-earning assets	2.49%	(0.30)%	2.79%	2.66%	—%	2.66%
Cost of interest-bearing liabilities	0.81	(0.03)	0.84	1.01	—	1.01
Return on average assets (annualized)	0.74	(0.10)	0.84	0.75	—	0.75
Return on average equity (annualized)	7.27	0.42	6.85	5.67	—	5.67
Net interest margin	1.79	(0.32)	2.11	1.84	—	1.84
Efficiency Ratio	50.61	(1.31)	51.92	57.73	—	57.73
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

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended June 30, 2022 to the three months ended June 30, 2021. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended June 30,
	2022 vs. 2021
	Increase (Decrease) Due to
	Volume(1)	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,276	$831	$2,107
MBS	(680)	368	(312)
Investment securities	(16)	68	52
FHLB stock	1,452	299	1,751
Cash and cash equivalents	2,909	1,033	3,942
Total interest-earning assets	4,941	2,599	7,540

Interest-bearing liabilities:
Checking	11	(12)	(1)
Savings	6	(4)	2
Money market	121	(167)	(46)
Certificates of deposit	(1,773)	(1,870)	(3,643)
Borrowings	4,185	(367)	3,818
Total interest-bearing liabilities	2,550	(2,420)	130

Net change in net interest income	$2,391	$5,019	$7,410

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

In the event short-term liquidity needs exceed available cash, the Bank has access to a line of credit at FHLB and the FRB of Kansas City's discount window. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of Bank Call Report total assets without the pre-approval of FHLB senior management. The Bank's borrowing limit was 50% of Bank Call Report total assets as of June 30, 2022, as approved by the president of FHLB. When the leverage strategy is in place, the Bank maintains the resulting excess cash reserves from the FHLB borrowings at the FRB of Kansas City, which can be used to meet any short-term liquidity needs. Additionally, FHLB borrowings may be in excess of 40% of Bank Call Report total assets as long as the Bank continues its leverage strategy and FHLB senior management continues to approve the Bank's borrowing limit being in excess of 40% of Call Report total assets. All or a portion of the short-term FHLB borrowings in conjunction with the leverage strategy can be repaid at maturity, if necessary or desired. The amount that can be borrowed from the FRB of Kansas City's discount window is based upon the fair value of securities pledged as collateral and certain other characteristics of those securities. Management tests the Bank's access to the FRB of Kansas City's discount window annually with a nominal, overnight borrowing.

If management observes unusual trends in the amount and frequency of line of credit utilization and/or short-term borrowings that is not in conjunction with a planned strategy, such as the leverage strategy, the Bank will likely utilize long-term wholesale borrowing sources such as FHLB advances and/or repurchase agreements to provide long-term, fixed-rate funding. The maturities of these long-term borrowings are generally staggered in order to mitigate the risk of a highly negative cash flow position at maturity. The Bank's internal policy limits total borrowings to 55% of total assets. At June 30, 2022, the Bank had total borrowings, at par, of $1.88 billion, or approximately 20% of total assets, all of which were FHLB borrowings. Of this amount, $275.0 million were advances scheduled to mature in the next 12 months. All FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB.

At June 30, 2022, the Bank had no repurchase agreements. The Bank may enter into repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to the total borrowings internal policy limit of 55% as discussed above.

The Bank could utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At June 30, 2022, the Bank had $1.55 billion of securities that were eligible but unused as collateral for borrowing or other liquidity needs.

The Bank has access to other sources of funds for liquidity purposes, such as brokered and public unit certificates of deposit. As of June 30, 2022, the Bank's policy allowed for combined brokered and public unit certificates of deposit up to 15% of total deposits. At June 30, 2022, the Bank did not have any brokered certificates of deposit, and public unit certificates of deposit were approximately 1% of total deposits. The Bank had pledged securities with an estimated fair value of $123.9 million as collateral for public unit certificates of deposit at June 30, 2022. The securities pledged as collateral for public unit certificates of deposit are held under joint custody with FHLB and generally will be released upon deposit maturity.

At June 30, 2022, $1.36 billion of the Bank's certificate of deposit portfolio was scheduled to mature within the next 12 months, including $79.2 million of public unit certificates of deposit and $46.7 million of commercial certificates of deposit. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products of the Bank at prevailing rates, although no assurance can be given in this regard.  Due to the nature of commercial certificates of deposit, retention rates are not as predictable as for retail certificates of deposit.

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

Regulatory Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action ("PCA"). Qualifying institutions that elect to use the CBLR framework, such as the Bank and the Company, that maintain the required minimum leverage ratio of 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the capital requirements for the well capitalized category under the agencies' PCA framework. As of June 30, 2022, the Bank's CBLR was 9.4% and the Company's CBLR was 10.6%, which exceeded the minimum requirements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Asset and Liability Management and Market Risk
For a complete discussion of the Bank's asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Bank's portfolios, see "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2021. The analysis presented in the tables below reflects the level of market risk at the Bank, including the cash the holding company has on deposit at the Bank.

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

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$1,300,715	$1,553,906	$1,260,483	$3,128,799	$7,243,903
Securities(2)	325,627	524,799	563,502	416,334	1,830,262
Other interest-earning assets	31,632	—	—	—	31,632
Total interest-earning assets	1,657,974	2,078,705	1,823,985	3,545,133	9,105,797

Interest-bearing liabilities:
Non-maturity deposits(3)	1,300,241	456,002	389,929	1,999,249	4,145,421
Certificates of deposit	1,362,534	732,106	181,088	611	2,276,339
Borrowings(4)	322,147	938,035	523,236	129,495	1,912,913
Total interest-bearing liabilities	2,984,922	2,126,143	1,094,253	2,129,355	8,334,673

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(1,326,948)	$(47,438)	$729,732	$1,415,778	$771,124

Cumulative excess of interest-earning assets over
interest-bearing liabilities	$(1,326,948)	$(1,374,386)	$(644,654)	$771,124

Cumulative excess of interest-earning assets over interest-bearing liabilities as a percent of total Bank assets at:
June 30, 2022	(14.0)%	(14.5)%	(6.8)%	8.1%
March 31, 2022	(15.3)
September 30, 2021	(6.9)

Cumulative one-year gap - interest rates +200 bps at:
June 30, 2022	(14.4)
March 31, 2022	(16.2)
September 30, 2021	(13.4)

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
(2)MBS reflect projected prepayments at amortized cost. Investment securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of June 30, 2022, at amortized cost.
(3)Although the Bank's checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts is based on assumptions developed from our actual experiences with these accounts. If all of the Bank's checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $4.17 billion, for a cumulative one-year gap of (44.0)% of total assets.
(4)Borrowings exclude deferred prepayment penalty costs. Included in this line item are $365.0 million of FHLB adjustable-rate advances tied to interest rate swaps. The repricing for these liabilities is projected to occur at the maturity date of each interest rate swap.

At June 30, 2022, the Bank's gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $(1.33) billion, or (14.0)% of total assets, compared to $(1.46) billion, or (15.3)% of total assets, at March 31, 2022. The change in the one-year gap amount was due primarily to a decrease in the amount of liability cash flows projected at June 30, 2022 compared to March 31, 2022, specifically due to lower deposit balances. In addition, the Bank projected higher cash flows on mortgage-related assets at June 30, 2022 compared to March 31, 2022, despite higher interest rates. As interest rates rise, borrowers have less economic incentive to refinance their mortgages and agency debt issuers have less economic incentive or opportunity to exercise their call options in order to issue new debt at lower interest rates, which would typically result in lower projected cash flows on these assets. However, during the current quarter, the Bank upgraded its interest rate risk model, which resulted in the third-party mortgage prepayment model projecting faster prepayment speeds for mortgage-related assets, even though interest rates were higher at June 30, 2022. The prepayment speeds in the upgraded interest rate risk model are more reflective of the Bank's actual experience at current market interest rates.

The amount of interest-bearing liabilities expected to reprice in a given period is not typically significantly impacted by changes in interest rates, because the Bank's borrowings and certificate of deposit portfolios have contractual maturities and generally cannot be terminated early without a prepayment penalty.

If interest rates were to increase 200 basis points, as of June 30, 2022, the Bank's one-year gap is projected to be $(1.36) billion, or (14.4)% of total assets. The change in the gap compared to when there is no change in rates is due to lower anticipated net cash flows primarily due to lower repayments on mortgage-related assets in the higher rate environment. This compares to a one-year gap of $(1.54) billion, or (16.2)% of total assets, if interest rates were to have increased 200 basis points as of March 31, 2022.

Change in Net Interest Income. For each date presented in the following table, the estimated change in the Bank's net interest income is based on the indicated instantaneous, parallel and permanent change in interest rates. The change in each interest rate environment represents the difference between estimated net interest income in the 0 basis point interest rate environment ("base case," assumes the forward market and product interest rates implied by the yield curve are realized) and the estimated net interest income in each alternative interest rate environment (assumes market and product interest rates have a parallel shift in rates across all maturities by the indicated change in rates). Projected cash flows for each scenario are based upon varying prepayment assumptions to model likely customer behavior changes as market rates change. At September 30, 2021, multiple yields along the yield curve were less than one percent, so the -100 basis points scenario was not applicable.  Estimations of net interest income used in preparing the table below were based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change materially and that any repricing of assets or liabilities occurs at anticipated product and market rates for the alternative rate environments as of the dates presented. The estimation of net interest income does not include any projected gains or losses related to the sale of loans or securities, or income derived from non-interest income sources, but does include the use of different prepayment assumptions in the alternative interest rate environments. It is important to consider that estimated changes in net interest income are for a cumulative four-quarter period. These do not reflect the earnings expectations of management.

Change	Net Interest Income At
(in Basis Points)	June 30, 2022			September 30, 2021
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100 bp	$189,186	$(17)	(0.01)%	N/A	N/A	N/A
000 bp	189,203	—	—	$185,285	$—	—%
+100 bp	188,337	(866)	(0.46)	190,060	4,775	2.58
+200 bp	187,411	(1,792)	(0.95)	191,998	6,713	3.62
+300 bp	186,422	(2,781)	(1.47)	192,590	7,305	3.94

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The net interest income projection was higher in the base case scenario at June 30, 2022 compared to September 30, 2021 due to higher income projections on the Bank's assets than expense projections on the Bank's liabilities as a result of higher interest rates at June 30, 2022. In the rising rate scenarios, fewer assets reprice to higher interest rates, resulting in a decrease in projected net interest income. This was not the case at September 30, 2021, as interest rates were lower than June 30, 2022, resulting in more mortgage-related cash flows projected to reprice than at June 30, 2022.

In the decreasing rate scenario at June 30, 2022, the net interest income projection remained relatively flat as the projected increase in mortgage-related assets repricing to lower interest rates was largely offset by liability cash flows repricing to lower interest rates as well.

Change in MVPE. The following table sets forth the estimated change in the MVPE for each date presented based on the indicated instantaneous, parallel, and permanent change in interest rates. The change in each interest rate environment represents the difference between the MVPE in the base case (assumes the forward market interest rates implied by the yield curve are realized) and the MVPE in each alternative interest rate environment (assumes market interest rates have a parallel shift in rates). Projected cash flows for each scenario are based upon varying prepayment assumptions to model likely customer behavior as market rates change. At September 30, 2021, multiple yields along the yield curve were less than one percent, so the -100 basis points scenario was not applicable.  The estimations of the MVPE used in preparing the table below were based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change, that any repricing of assets or liabilities occurs at current product or market rates for the alternative rate environments as of the dates presented, and that different prepayment rates were used in each alternative interest rate environment. The estimated MVPE results from the valuation of cash flows from financial assets and liabilities over the anticipated lives of each for each interest rate environment. The table below presents the effects of the changes in interest rates on our assets and liabilities as they mature, repay, or reprice, as shown by the change in the MVPE for alternative interest rates.

Change	Market Value of Portfolio Equity At
(in Basis Points)	June 30, 2022			September 30, 2021
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100 bp	$841,710	$94,738	12.68%	N/A	N/A	N/A
000 bp	746,972	—	—	$1,451,795	$—	—%
+100 bp	627,443	(119,529)	(16.00)	1,354,766	(97,029)	(6.68)
+200 bp	506,951	(240,021)	(32.13)	1,170,646	(281,149)	(19.37)
+300 bp	392,141	(354,831)	(47.50)	968,543	(483,252)	(33.29)

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The percentage change in the Bank's MVPE at June 30, 2022 and September 30, 2021 was negative in all rising rate scenarios. The negative impact to the Bank's MVPE is greater at June 30, 2022 compared to September 30, 2021 due primarily to an increase in the duration of the Bank's mortgage-related assets at June 30, 2022 compared to September 30, 2021. This was due to higher interest rates at June 30, 2022. As interest rates increase, borrowers have less economic incentive to refinance their mortgages and agency debt issuers have less economic incentive or opportunity to exercise their call options in order to issue new debt at lower interest rates, resulting in lower projected cash flows on these assets. As interest rates increase in the rising rate scenarios, repayments on mortgage-related assets are more likely to decrease and only be realized through significant changes in borrowers' lives such as divorce, death, job-related relocations, or other events as there is less economic incentive for borrowers to prepay their debt, resulting in an increase in the average life of mortgage-related assets. Similarly, call projections for the Bank's callable agency debentures decrease as interest rates rise, which results in cash flows related to these assets moving closer to the contractual maturity dates. The higher expected average lives of these assets, relative to the assumptions in the base case interest rate environment, increases the sensitivity of their market value to changes in interest rates. In addition, as mortgage loans are refinanced or endorsed to lower interest rates, their average lives also increase as further prepayments are expected to be diminished.

In the decreasing interest rate scenario at June 30, 2022, the Bank's MVPE increased due to a larger increase in the market value of the Bank's asset than the Bank's liabilities. This is because the Bank's mortgage-related assets continue to have a higher duration in this scenario which results in greater sensitivity in market value as rates change.

The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates for our interest-earning assets and interest-bearing liabilities as of June 30, 2022. Yields presented for interest-earning assets include the amortization of fees, costs, premiums and discounts, which are considered adjustments to the yield. The interest rate presented for term borrowings is the effective rate, which includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The WAL presented for term borrowings includes the effect of interest rate swaps.

	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Securities	$1,694,160	1.29%	4.2		18.6%
Loans receivable:
Fixed-rate one- to four-family	5,620,639	3.10	6.7	77.6%	61.9
Fixed-rate commercial	435,041	4.07	3.9	6.0	4.8
All other fixed-rate loans	74,188	3.50	7.2	1.0	0.8
Total fixed-rate loans	6,129,868	3.18	6.5	84.6	67.5
Adjustable-rate one- to four-family	565,252	2.46	3.6	7.8	6.2
Adjustable-rate commercial	468,869	4.39	7.6	6.5	5.2
All other adjustable-rate loans	81,762	4.70	2.7	1.1	0.9
Total adjustable-rate loans	1,115,883	3.44	5.2	15.4	12.3
Total loans receivable	7,245,751	3.22	6.3	100.0%	79.8
FHLB stock	87,696	6.47	2.6		1.0
Cash and cash equivalents	54,789	0.94	—		0.6
Total interest-earning assets	$9,082,396	2.88	5.8		100.0%

Non-maturity deposits	$3,473,159	0.16	5.5	60.4%	45.6%
Retail certificates of deposit	2,129,734	1.16	1.1	37.0	27.9
Commercial certificates of deposit	55,076	0.68	0.6	1.0	0.7
Public unit certificates of deposit	91,529	0.57	0.5	1.6	1.2
Total interest-bearing deposits	5,749,498	0.54	3.8	100.0%	75.4
Term borrowings	1,840,000	2.12	2.6	98.1%	24.1
Line of credit borrowings	35,700	1.63	—	1.9	0.5
Total borrowings	1,875,700	2.11	2.5	100.0%	24.6
Total interest-bearing liabilities	$7,625,198	0.92	3.5		100.0%

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of June 30, 2022. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2022, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The following table summarizes our stock repurchase activity during the three months ended June 30, 2022 and additional information regarding our stock repurchase program. As of June 30, 2022, the Company had $44.7 million of common stock authorized under its existing stock repurchase plan. There is no expiration for this repurchase plan; however, the Federal Reserve Bank's existing approval for the Company to repurchase shares is through August 2022. Shares may be repurchased from time to time in the open-market or in privately negotiated transactions based upon market conditions and available liquidity.

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the
	Purchased	per Share	or Programs	Plans or Programs
April 1, 2022 through
April 30, 2022	—	$—	—	$44,665,205
May 1, 2022 through
May 31, 2022	—	—	—	44,665,205
June 1, 2022 through
June 30, 2022	—	—	—	44,665,205
Total	—	—	—	44,665,205

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

101
The following information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed with the Securities and Exchange Commission on August 8, 2022, has been formatted in Inline eXtensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets at June 30, 2022 and September 30, 2021, (ii) Consolidated Statements of Income for the three and nine months ended June 30, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2022 and 2021, (iv) Consolidated Statements of Stockholders' Equity for the three and nine months ended June 30, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the nine months ended June 30, 2022 and 2021, and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and included in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: August 8, 2022	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and Chief Executive Officer

Date: August 8, 2022	By:	/s/ Kent G. Townsend
Kent G. Townsend, Executive Vice President,
Chief Financial Officer and Treasurer