Form 10-K
period 2022-09-30
Capitol Federal Financial, Inc.
filed 2022-11-23
CIK 1490906

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
                                                                                 or
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
Large accelerated filer ☒            Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐        Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of such stock on the NASDAQ Stock Market as of March 31, 2022, was $1.45 billion.
As of November 17, 2022, there were issued and outstanding 137,494,579 shares of the Registrant's common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K - Portions of the proxy statement for the Annual Meeting of Stockholders for the year ended September 30, 2022.

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
•the strength of the U.S. economy in general and the strength and/or the availability of labor in the local economies in which we conduct operations, including areas where we have purchased large amounts of correspondent loans, originated commercial loans, and entered into commercial loan participations;
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

Item 1. Business

General

The Company is a Maryland corporation with its common stock traded on the Global Select tier of the NASDAQ Stock Market. The Bank is a wholly-owned subsidiary of the Company and is a federally chartered and insured savings bank headquartered in Topeka, Kansas. We have been, and intend to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We attract deposits primarily from the general public and from businesses, and invest those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences and in commercial loans, either secured by real estate or for commercial and industrial purposes. We also participate with other lenders in commercial loans, originate consumer loans primarily secured by mortgages on one- to four-family residences, and invest in certain investment securities and mortgage-backed securities ("MBS") using funding from deposits and Federal Home Loan Bank Topeka ("FHLB") borrowings. We offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, interest-bearing and non-interest-bearing checking accounts, and certificates of deposit with terms ranging from 91 days to 120 months.

The Company's results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, securities, and cash, and the interest paid on deposits and borrowings. On a weekly basis, management reviews deposit flows, loan demand, cash levels, and changes in several market interest rates to assess all pricing strategies. The Bank's pricing strategy for first mortgage loan products includes setting interest rates based on secondary market prices and competitor pricing for our local lending markets, and secondary market prices and competitor pricing for our correspondent lending markets. Pricing for commercial loans is generally based on competitor pricing and the credit risk of the borrower with consideration given to the overall relationship of the borrower. Generally, deposit pricing is based upon a survey of competitors in the Bank's market areas, and the need to attract funding and retain maturing deposits.

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

Management Strategy

We seek to provide qualified borrowers the broadest possible access to home ownership through our mortgage lending programs and to offer a complete set of personal and commercial banking products and services to our customers.  We strive to enhance stockholder value while maintaining a strong capital position.  To achieve these goals, we focus on the following strategies:

•Lending. We are one of the leading originators of one- to four-family loans in the state of Kansas. We originate these loans primarily for our own portfolio, and we service the loans we originate. We also purchase one- to four-family loans from correspondent lenders. In addition, we offer several commercial lending options and participate in commercial loans with other lenders, both locally and outside our market areas. We offer both fixed- and adjustable-rate products with various terms to maturity and pricing options.  We maintain strong relationships with local real estate agents to attract loan business. We rely on our marketing efforts and customer service reputation to attract business from walk-in customers, customers that apply online, and existing customers. Our business development efforts help to bring new business relationships to the Bank.
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
•Cost Control. We generally are very effective at controlling our costs of operations. We centralize our loan servicing and deposit support functions for efficient processing.  We serve a broad range of customers through relatively few branch locations.  Our average deposit base per traditional branch at September 30, 2022 was approximately $126.3 million.  This large average deposit base per branch helps to control costs.  Our one- to four-family lending strategy and our effective management of credit risk allows us to service a large portfolio of loans at efficient levels because it costs less to service a portfolio of performing loans. We recognize it is more expensive to offer a full suite of commercial products and services, but we will continue our efforts to control those costs. The Bank continues to invest in its infrastructure, which can increase costs. Following the pandemic and with high rates of inflation, there is also pressure to increase compensation for the Bank's staff.
•Asset Quality. We utilize underwriting standards for all of our lending products, including the loans we purchase and participate in, that are designed to limit our exposure to credit risk.  We require complete documentation for both originated and purchased loans, and make credit decisions based on our assessment of the borrower's ability to repay the loan in accordance with its terms. Additionally, we monitor the asset quality of existing loans and strive to work proactively with customers who face challenging financial conditions.
•Capital Position. Our policy has always been to protect the safety and soundness of the Bank through credit and operational risk management, balance sheet strength, and sound operations. The end result of these activities has been capital ratios that meet or exceed the well-capitalized standards set by the Office of the Comptroller of the Currency (the "OCC"). We believe that maintaining a strong capital position safeguards the long-term interests of the Bank, the Company, and our stockholders.
•Stockholder Value. We strive to provide stockholder value while maintaining a strong capital position.  We continue to generate returns to stockholders through dividend payments.  Total dividends declared and paid during fiscal year 2022 were $103.1 million, including a $0.20 per share, or $27.1 million, True Blue® Capitol Dividend paid in June 2022. The Company's cash dividend payout policy is reviewed quarterly by management and the Board of Directors, and the ability to pay dividends under the policy depends upon a number of factors, including the Company's financial condition and results of operations, anticipated growth opportunities and market and economic conditions, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company level. For fiscal year 2023, it is the current intention of the Board of Directors to continue the payout of 100% of the Company's earnings to its stockholders through regular quarterly dividends and a true-up dividend.  Stockholder value has also been enhanced through stock repurchases.
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

Market Area and Competition

Our corporate office is located in Topeka, Kansas. We currently have a network of 54 branches (45 traditional branches and nine in-store branches) located in nine counties throughout Kansas and three counties in Missouri. We primarily serve the metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia, and Salina, Kansas and a portion of the metropolitan area of greater Kansas City.

The Bank ranked second in deposit market share, at 6.4%, in the state of Kansas as reported in the June 30, 2022 Federal Deposit Insurance Corporation ("FDIC") "Summary of Deposits - Market Share Report." Management considers our well-established banking network together with our reputation for financial strength and customer service to be major factors in our success at attracting and retaining customers in our market areas.

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

The OCC and FRB enforcement authority includes, among other things, the ability to assess civil monetary penalties, to issue cease-and-desist or removal orders, and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely filed reports. Except under certain circumstances, public disclosure of final enforcement actions by the OCC or the FRB is required by law.

As a federally chartered savings bank, the Bank is required to maintain a significant portion of its assets in residential housing-related loans and investments. An institution that fails to do so is immediately subject to restrictions on its operations, including a prohibition against capital distributions, except with the prior approval of both the OCC and the FRB.

Failure to meet this qualification is a statutory violation subject to enforcement action. As of September 30, 2022, the Bank met the qualification.

The Bank's relationship with its depositors and borrowers is regulated to a great extent by federal laws and regulations, especially in such matters as the ownership of savings accounts and the form and content of mortgage requirements. In addition, the branching authority of the Bank is regulated by the OCC. The Bank is generally authorized to branch nationwide.

The Bank is subject to a statutory lending limit on aggregate loans to one person or a group of related persons. The general limit is 15% of our unimpaired capital and surplus, plus an additional 10% for loans fully secured by readily marketable collateral. At September 30, 2022, the Bank's lending limit under this restriction was $166.7 million. The Bank has no loans or loan relationships in excess of its lending limit. Total loan commitments and loans outstanding to the Bank's largest borrowing relationship was $124.4 million at September 30, 2022, all of which was current according to its terms.

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

Regulatory Capital Requirements. The Bank and Company are required to maintain specified levels of regulatory capital under regulations of the OCC and FRB, respectively. See "Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 13. Regulatory Capital Requirements" for additional regulatory capital information, including the Bank's and Company's Community Bank Leverage Ratio (CBLR) as of September 30, 2022.

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

The OCC is authorized and, under certain circumstances, required to take certain actions against federal savings banks that are not adequately capitalized because they fail to meet the minimum requirements associated with their elected capital framework. Any such institution must submit a capital restoration plan for OCC approval and may be restricted in, among other things, increasing its assets, acquiring another institution, establishing a branch or engaging in any new activities, and may not make capital distributions. As of September 30, 2022, the Bank and the Company met all capital adequacy requirements to which they are subject.

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

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company.  So long as the Bank remains well capitalized after each capital distribution, and operates in a safe and sound manner, it is management's belief that the OCC and FRB will continue to allow the Bank to distribute its earnings to the Company, although no assurance can be given in this regard.

Insurance of Accounts and Regulation by the FDIC. The Bank also is subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law. The DIF of the FDIC insures deposit accounts in the Bank up to applicable limits, with a maximum amount of deposit insurance for banks, savings institutions, and credit unions of $250 thousand per separately insured deposit ownership right or category.

The FDIC assesses deposit insurance premiums on all FDIC-insured institutions quarterly based on annualized rates. Under these rules, assessment rates for an institution with total assets of less than $10 billion are determined by weighted average capital adequacy, asset quality, management, earnings, liquidity, and sensitivity (CAMELS) composite ratings and certain financial ratios, and range from 1.5 to 30.0 basis points, subject to certain adjustments. For the fiscal year ended September 30, 2022, the Bank paid $3.0 million in FDIC premiums. Assessment rates are applied to an institution's assessment base, which is its average consolidated total assets minus its average tangible equity during the assessment period.
The FDIC has authority to increase insurance assessments, and any significant increases would have an adverse effect on the operating expenses and results of operations of the Company. Management cannot predict what assessment rates will be in the future. In a banking industry emergency, the FDIC may also impose a special assessment. In October 2022, the FDIC announced that the assessment rate will be increasing from three basis points to five basis points beginning in January 2023.

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

Federal Reserve System. The FRB requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the Coronavirus Disease 2019 ("COVID-19") pandemic, the FRB reduced reserve requirement ratios to zero percent effective on March 26, 2020, to support lending to households and businesses. At September 30, 2022, the reserve requirement of zero percent was still in place.

The Bank is authorized to borrow from the Federal Reserve Bank "discount window." An eligible institution need not exhaust other sources of funds before going to the discount window, nor are there restrictions on the purposes for which the institution can use primary credit. At September 30, 2022, the Bank had no outstanding borrowings from the discount window.
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

As a member, the Bank is required to purchase and maintain capital stock in FHLB. The minimum required FHLB stock amount is generally 4.5% of the Bank's FHLB advances and outstanding balance against the FHLB line of credit, and 2% of the outstanding principal balance of loans sold into the Mortgage Partnership Finance Program. At September 30, 2022, the Bank had a balance of $100.6 million in FHLB stock, which was in compliance with the FHLB's stock requirement. In past years, the Bank has received dividends on its FHLB stock, although no assurance can be given that these dividends will continue. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – Note 1. Summary of Significant Accounting Policies" for additional information regarding FHLB stock.

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

Taxation

Federal Taxation. The Company and the Bank are subject to federal income taxation in the same general manner as other corporations. The Company files a consolidated federal income tax return. The Company is no longer subject to federal income tax examination for fiscal years prior to 2019. For federal income tax purposes, the Bank currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on September 30 for filing its federal income tax return. Changes to the corporate federal income tax rate would result in changes to the Company's effective income tax rate and would require the Company to remeasure its deferred tax assets and liabilities based on the tax rate in the years in which those temporary differences are expected to be recovered or settled.

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

Employees and Human Capital Resources

At September 30, 2022, we had a total of 733 employees, including 91 part-time employees. The full-time equivalent of our total employees at September 30, 2022 was 707. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good. We believe our ability to attract and retain employees is a key to our success. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas. Physical well-being is supported by the Company's health, dental, vision, life and various other insurances, and a wellness program that incentivizes employees to live a healthy and balanced lifestyle. Volunteer opportunities are provided and encouraged for all employees. Capitol Federal employees recorded over 5,150 hours in volunteer time for local organizations and charities during fiscal year 2022.

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

To assist in expanding diversity, the Company recruits employees through sources and organizations targeted at diverse communities. The Company also provides multiple opportunities for professional development and growth, including continuing education when applicable and specialty education within banking. Leadership development is supported through our Leadership Forum services, on a biannual basis, for mid-level leaders within the organization. Education for this program is provided by Washburn University's Center for Leadership. Annual employee educational requirements include targeted diversity, equity and inclusion training for all managers. All employees receive annual training on providing fair service, which is targeted at addressing implicit bias in providing customer service.

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
Our results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, securities, cash at the Federal Reserve Bank and dividends received on FHLB stock, and the interest paid on deposits and borrowings. Changes in interest rates could have an adverse impact on our results of operations and financial condition because the majority of our interest-earning assets are long-term, fixed-rate loans, while the majority of our interest-bearing liabilities are shorter term, and therefore subject to a greater degree of interest rate fluctuations. This type of risk is known as interest rate risk and is affected by prevailing economic and competitive conditions, including inflationary trends and/or monetary policies of the FRB and fiscal policies of the United States federal government.

The impact of changes in interest rates is generally observed on the income statement. The magnitude of the impact will be determined by the difference between the amount of interest-earning assets and interest-bearing liabilities, both of which either reprice or mature within a given period of time. This difference provides an indication of the extent to which our net interest rate spread will be impacted by changes in interest rates. In addition, changes in interest rates will impact the expected level of repricing of the Bank's mortgage-related assets and callable debt securities. Generally, as interest rates decline, the amount of interest-earning assets expected to reprice will increase as borrowers have an economic incentive to reduce the cost of their mortgage or debt, which would negatively impact the Bank's interest income. Conversely, as interest rates rise, the amount of interest-earning assets expected to reprice will decline as the economic incentive to refinance the mortgage or debt is diminished. As this occurs, the amount of interest-earning assets repricing could diminish to the point where interest-bearing liabilities reprice to a higher interest rate at a faster pace than interest-earning assets, thus negatively impacting the Bank's net interest income. For additional information about the interest-rate risk we face, see "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

Changes in interest rates can also have an adverse effect on our financial condition as available-for-sale ("AFS") securities are reported at estimated fair value. Stockholders' equity, specifically accumulated other comprehensive income (loss) ("AOCI"), is increased or decreased by the amount of change in the estimated fair value of our AFS securities, net of deferred income taxes. Increases in interest rates generally decrease the fair value of AFS securities, which adversely impacts stockholders' equity. For additional information, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Stockholders' Equity" and "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 15. Accumulated Other Comprehensive Income."

Changes in interest rates, as they relate to customers, can also have an adverse impact on our financial condition and results of operations. In times of rising interest rates, default risk may increase among borrowers with adjustable-rate loans as the rates on their loans adjust upward and their payments increase. Fluctuations in interest rates also affect customer demand for deposit products. Competition from other financial institutions and/or brokerage firms could affect our ability to attract and retain deposits and could result in us paying more for deposits.

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
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans secured by residential properties. As we have grown our commercial real estate lending portfolio, we have continued to maintain relationships not only in our local markets but in geographically diverse markets. As a result, we are particularly exposed to downturns in regional housing and commercial real estate markets and, to a lesser extent, the U.S. housing and commercial real estate markets, along with changes in the levels of unemployment or underemployment. We monitor the current status and trends of local and national employment levels and trends and current conditions in the real estate and housing markets, as well as commercial real estate markets, in our local market areas and certain areas where we have correspondent loans and commercial real estate participation loans. Decreases in local real estate values could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure. Adverse conditions in our local economies and in certain areas where we have correspondent loans and commercial real estate participation loans, such as inflation, unemployment, supply chain disruptions, recession, natural disasters or pandemics, or other factors beyond our control, could impact the ability of our borrowers to repay their loans. Any one or a combination of these events may have an adverse impact on borrowers' ability to repay their loans, which could result in increased delinquencies, non-performing assets, loan losses, and future loan loss provisions.

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
A growing portion of our loan portfolio consists of commercial loans.  These loan types tend to be larger than and in different geographic regions from most of our existing loan portfolio and are generally considered to have different and greater risks than one- to four-family residential real estate loans and may involve multiple loans to groups of related borrowers. A growing commercial loan portfolio also subjects us to greater regulatory scrutiny. Furthermore, these loan types can expose us to a greater risk of delinquencies, non-performing assets, loan losses, and future loan loss provisions than one- to four-family residential real estate loans because repayment of such loans often depends on the successful operation of a business or of the underlying property.  Repayment of such loans may be affected by factors outside the borrower's control, such as adverse conditions in the real estate market, the economy, environmental factors, natural disasters or pandemics, and/or changes in government regulation. Also, there are risks inherent in commercial real estate construction lending as the value of the project is uncertain prior to the completion of construction and subsequent lease-up. A sudden downturn in the economy, labor and/or supply chain issues, or other unforeseen events could result in stalled projects or collateral shortfalls, thus exposing us to increased credit risk.

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
Third party vendors are sources of operational and information security risk to the Company, including risks associated with operations errors, information system interruptions or breaches, and unauthorized disclosures of sensitive or confidential customer information. The Company requires third party vendors to maintain certain levels of information security; however, vendors may remain vulnerable to breaches, unauthorized access, misuse, computer viruses, and/or other malicious attacks that could ultimately compromise sensitive information. We have developed procedures and processes for selecting and monitoring third party vendors, but ultimately are dependent on these third party vendors to secure their information. If these vendors encounter any of these types of issues, or if we have difficulty communicating with them, we could be exposed to disruption of operations, loss of service or connectivity to customers, reputational damage, and litigation risk that could have an adverse effect on our business, financial condition and results of operations.

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

There are operational and reputation risks associated with the planned digital transformation.
Management is in the process of implementing a new core processing system ("digital transformation") for the Bank, which is expected to be operational by September 2023. The digital transformation is expected to better position the Bank for the future and allow for the introduction of new products and services to enhance customer experiences. This project may subject the Company to operational risks, such as disruptions in technology systems impacting customers. The Company will work to remediate any such disruptions, if they occur, but no assurance can be given that a potential adverse development will be quickly or completely remediated. If an adverse development arising from the digital transformation is not sufficiently remediated or is not remediated in a timely fashion, the Company's reputation could be significantly impacted which could result in loss of customer business, subject the Company to regulatory scrutiny, or expose the Company to possible litigation, any of which could have a material impact on the Company's financial condition and results of operations.

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

Risks Related to Regulation

We operate in a highly regulated environment which limits the manner and scope of our business activities, and we may be adversely affected by new and/or changes in laws and regulations or interpretation of existing laws and regulations.
We are subject to extensive regulation, supervision, and examination by the OCC, the FRB, and the FDIC. These regulatory authorities exercise broad discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank's operations, reclassify assets, determine the adequacy of a bank's ACL, and determine the level of deposit insurance premiums assessed. The CFPB has broad powers to supervise and enforce consumer protection laws, including a wide range of consumer protection laws that apply to all banks and savings institutions, like the authority to prohibit "unfair, deceptive or abusive" acts and practices. The CFPB also has examination and enforcement authority over all banks with regulatory assets exceeding $10 billion at four consecutive quarter-ends. The Bank has not exceeded $10 billion in regulatory assets at four consecutive quarter-ends, but it may at some point in the future. Smaller banks, like the Bank, will continue to be examined for compliance with the consumer laws and regulations of the CFPB by their primary bank regulators (the OCC, in the case of the Bank). The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations and gives state attorneys general the ability to enforce federal consumer protection laws.

Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation, interpretation or application, could have an adverse impact on our operations. Moreover, bank regulatory agencies have been active in responding to concerns and trends identified in examinations and have issued formal enforcement orders requiring capital ratios in excess of regulatory requirements and/or assessing monetary penalties. Bank regulatory agencies, such as the OCC, the FRB and the FDIC, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of investors. The CFPB enforces consumer protection laws and regulations for the benefit of the consumer and not the protection or benefit of investors. In addition, new laws and regulations, including those related to environmental, social, and governance initiatives, may continue to increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and securities, the products we offer, the fees we can charge and our ongoing operations, costs, and profitability.

The Company is also directly subject to the requirements of entities that set and interpret accounting standards such as the Financial Accounting Standards Board, and indirectly subject to the actions and interpretations of the Public Company Accounting Oversight Board, which establishes auditing and related professional practice standards for registered public accounting firms and inspects registered firms to assess their compliance with certain laws, rules, and professional standards in public company audits. These regulations, along with the currently existing tax, accounting, securities, and monetary laws, regulations, rules, standards, policies and interpretations, control the methods by which financial institutions and their holding companies conduct business, engage in strategic and tax planning, implement strategic initiatives, and govern financial reporting.
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
The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company, and on the availability of cash at the holding company level in the event earnings are not sufficient to pay dividends. Under certain circumstances, capital distributions from the Bank to the Company may be subject to regulatory approvals. See "Item 1. Business – Regulation and Supervision" for additional information.

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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
At September 30, 2022, we had 45 traditional branch offices and nine in-store branch offices. The Bank owns the office building and related land in which its home office and executive offices are located, and 35 of its other branch offices. The remaining 18 branches are either leased or partially owned. There are four of the Bank's in-store branch offices for which the leases will not be renewed at the time of their upcoming expiration in January 2023.

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

Item 3. Legal Proceedings
In the normal course of business, the Company and the Bank are named defendants in various lawsuits and counterclaims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company's consolidated financial statements.

On November 2, 2022, the Bank was served with a putative class action complaint alleging it improperly charged overdraft fees on (1) debit card transactions that were authorized for payment on sufficient funds but later settled against a negative account balance (commonly known as "authorize positive purportedly settle negative" or "APPSN" transactions) and (2) merchant re-presentments of previously rejected payment requests. The complaint asserts a breach of contract claim (including breach of an implied covenant of good faith and fair dealing) for each practice. The Bank believes that this lawsuit is without merit and intends to vigorously defend against the asserted claims.

The Company assesses the liabilities and loss contingencies in connection with pending or threatened legal and regulatory proceedings on at least a quarterly basis and establishes accruals when it is believed to be probable that a loss may be incurred and that the amount of such loss can be reasonably estimated.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing
Capitol Federal Financial, Inc. common stock is traded on the Global Select tier of the NASDAQ Stock Market under the symbol "CFFN". At November 17, 2022, there were approximately 7,790 Capitol Federal Financial, Inc. stockholders of record.

Share Repurchases
As of September 30, 2022, there was $44.7 million of common stock that could be repurchased under the Company's existing stock repurchase plan, which was approved in October 2015 for $70.0 million. This plan has no expiration date; however, the Federal Reserve Bank's approval for the Company to repurchase shares extends through August 2023. From the completion of the Company's second-step conversion in December 2010 through September 30, 2022, $393.4 million worth of common stock was repurchased.

The following table summarizes our share repurchase activity during the three months ended September 30, 2022 and additional information regarding our share repurchase program.

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the
	Purchased	per Share	or Programs	Plans or Programs
July 1, 2022 through
July 31, 2022	—	$—	—	$44,665,205
August 1, 2022 through
August 31, 2022	—	—	—	44,665,205
September 1, 2022 through
September 30, 2022	—	—	—	44,665,205
Total	—	—	—	44,665,205

Stockholders and General Inquiries
Copies of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 are available to stockholders at no charge in the Investor Relations section of our website, www.capfed.com.

Stockholder Return Performance Presentation
The information presented below assumes $100 invested on September 30, 2017 in the Company's common stock and in each of the indices, and assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

Total Return Performance
Index Value
250
225
200
175
150
125
100
75
50
09/30/17
09/30/18
09/30/19
09/30/20
09/30/21
09/30/22
Capitol Federal Financial, Inc.
NASDAQ Composite Index
S&P U.S. BMI Banks Index

	Period Ending
Index	9/30/2017	9/30/2018	9/30/2019	9/30/2020	9/30/2021	9/30/2022
Capitol Federal Financial, Inc.	100.00	92.67	108.03	76.51	101.82	78.95
NASDAQ Composite Index	100.00	125.17	125.82	177.36	231.03	170.38
S&P U.S. BMI Banks Index	100.00	108.42	108.77	79.86	145.30	111.62
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

The Company recognized net income of $84.5 million, or $0.62 per share, for fiscal year 2022 compared to net income of $76.1 million, or $0.56 per share, for the prior fiscal year. The $8.4 million, or 11.0%, increase in net income was due to an increase in net interest income, partially offset by higher income tax expense and a lower negative provision for credit losses. The net interest margin was 1.79% for the current year compared to 1.90% for the prior year. When the leverage strategy discussed below is in place, it reduces the net interest margin due to the amount of earnings from the transaction in comparison to the size of the transaction. Excluding the effects of the leverage strategy, the net interest margin would have been 2.04% in the current year, a 14 basis point increase from the prior year. The increase in net interest margin excluding the effects of the leverage strategy was due mainly to a reduction in the weighted average cost of retail certificates of deposit. During the latter portion of the current year, as market interest rates increased, the Bank's cost of borrowings and deposits began increasing at a faster pace than the yield on assets. Management anticipates this may continue in the near term.

At times, the Bank has utilized a leverage strategy to increase earnings. The leverage strategy during the current year involved borrowing up to $2.60 billion by entering into short-term FHLB advances. The borrowings were repaid prior to each quarter end. The proceeds from the borrowings, net of the required FHLB stock holdings which yielded 6.75% during the current year, were deposited at the Federal Reserve Bank of Kansas City ("FRB of Kansas City"). Net income attributable to the leverage strategy is largely derived from the dividends received on FHLB stock holdings, plus the net interest rate spread between the yield on the cash deposited at the FRB of Kansas City and the rate paid on the related FHLB borrowings, less applicable federal insurance premiums and estimated taxes. Net income attributable to the leverage strategy was $3.1 million during the current year. Management continuously monitors the net interest rate spread and overall profitability of the strategy. It is expected that the strategy will be utilized as long as it remains profitable and/or the borrowing capacity and available capital does not need to be used for other operational purposes.

Total assets were $9.62 billion at September 30, 2022, a decrease of $6.3 million from September 30, 2021. Loans receivable increased $383.1 million, or 5.4%, during the current year to $7.46 billion at September 30, 2022. The loan growth was primarily in the one-to four-family correspondent and commercial loan portfolios. This growth was funded by cash flows from the securities portfolio and FHLB borrowings. The deposit portfolio decreased $402.5 million during the current year, to $6.19 billion at September 30, 2022. The decrease was primarily in the certificate of deposit portfolio, partially offset by increases in the retail checking, savings and money market accounts. During the third quarter of fiscal year 2022, management began increasing offered rates on certificates of deposit, which slowed the runoff in this portfolio. Due to deposit outflows and loan growth, the Bank entered into additional FHLB borrowings during the second half of the current fiscal year. FHLB borrowings increased $549.3 million during the year, to $2.13 billion at September 30, 2022. If deposit outflows continue, the Bank will likely increase FHLB borrowings. If that occurs, the leverage strategy transaction amount may decrease due to borrowing, collateral capacity and capital levels. Stockholder's equity was $1.10 billion at September 30, 2022, a decrease of $145.8 million from September 30, 2021. The decrease was due almost entirely to a reduction in AOCI as a result of changes in the fair value of AFS securities due to an increase in market interest rates during the year. The unrealized losses on AFS securities increased $211.3 million, resulting in a $159.8 million reduction in AOCI, net of tax.

The Bank's asset quality continued to remain strong during the current fiscal year, reflected in low delinquency and charge-off ratios. At September 30, 2022, loans 30 to 89 days delinquent were 0.09% of total loans receivable, net, and loans 90 or more days delinquent or in foreclosure were 0.12% of total loans receivable, net. The ratio of net charge-offs (recoveries) ("NCOs") during the current year to average loans outstanding during the current year was 0.00%.

At September 30, 2022, the Bank had a one-year gap position of $(1.14) billion, or (11.9)% of total assets, meaning the amount of interest-bearing liabilities exceeds the amount of interest-earning assets maturing or repricing during the same period. See additional discussion in "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

Management is in the process of implementing a new core processing system ("digital transformation") for the Bank, which is expected to be operational by September 2023. We expect the new platform will allow us to introduce new products and services quickly to drive better efficiencies and provide a more personalized experience for our customers. Our customers will experience a more modern internet banking experience, including both desktop and mobile. Internet banking will deliver real-time alerts and provide our customers the ability to manage their own debit cards. Our customers will also have multiple options for real-time payments, which positions the Bank for faster payment channels in the future. Management anticipates information technology and related expenses will increase in fiscal year 2023 in conjunction with the digital transformation. See additional discussion in the "Comparison of Operating Results for the Years Ended September 30, 2022 and 2021" section below.

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

Management estimates the ACL by projecting future loss rates which are dependent upon forecasted economic indices and applying qualitative factors when deemed appropriate by management. The key assumptions used in projecting future loss rates include the economic forecast, the forecast and reversion to mean time periods, and prepayment and curtailment assumptions. The assumptions are used to calculate and aggregate estimated cash flows for the time period that remains in each loan's contractual life. The cash flows are discounted back to the balance sheet date using each loan's effective yield, to arrive at a present value of future cash flows, which is compared to the amortized cost basis of the loan pool to determine the amount of ACL required by the calculation. Management then considers qualitative factors when assessing the overall level of ACL. See "Allowance for Credit Losses on Loans Receivable" and "Reserve for Off-Balance Sheet Credit Exposures" within "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies" for additional information.

One of the most significant judgments used in projecting loss rates when estimating the ACL and reserves for off-balance sheet credit exposures is the macro-economic forecast provided by a third party. The economic indices sourced from the macro-economic forecast and used in projecting loss rates are the national unemployment rate, changes in commercial real estate prices, changes in home values, and changes in the United States gross domestic product. The economic index used in the calculation to which the calculation is most sensitive is the national unemployment rate. Each reporting period, several macro-economic forecast scenarios are considered by management. Management selects the macro-economic forecast(s) that is/are most reflective of expectations at that point in time. Changes in the macro-economic forecast, especially for the national unemployment rate, could significantly impact the calculated estimated credit losses between reporting periods.

Other key assumptions in the calculation of the ACL and reserve for off-balance sheet credit exposures estimates include the forecast and reversion to mean time periods and prepayment and curtailment assumptions. The calculation is less sensitive to these assumptions than the macro-economic forecasts. The macro-economic forecast is applied for a reasonable and supportable time period before reverting to long-term historical averages for each economic index. The forecast and reversion to mean time period used for each economic index at September 30, 2022 was four quarters. Prepayment and curtailment assumptions are based on the Company's historical experience and are adjusted by management as deemed necessary. The prepayment and curtailment assumptions vary based on loan product type.

The ACL and reserves for off-balance sheet credit exposures may be materially affected by qualitative factors, especially during periods of economic uncertainty, for items not reflected in the economic forecast and/or discounted cash flow model, but which are deemed appropriate by management's current assessment of the risks related to the loan portfolio and/or external factors. Such qualitative factors may include changes in the Bank's loan portfolio composition and credit concentrations, changes in the balances and/or trends in asset quality and/or loan credit performance, changes in lending underwriting standards, the effect of other external factors such as significant unique events or conditions, and actual and/or expected changes in economic conditions, real estate values, and/or other economic developments. The qualitative factors applied by management at September 30, 2022 were (1) economic uncertainty that may not be adequately captured in the third party economic forecast scenarios and (2) other management considerations related to commercial loans to account for credit risks not fully reflected in the discounted cash flow model. The qualitative factors applied at September 30, 2022, and the importance and levels of the qualitative factors applied, may change in future periods depending on the level of changes to items such as the uncertainty of economic conditions and management's assessment of the level of credit risk within the loan portfolio as a result of such changes, compared to the amount of ACL calculated by the model. The evaluation of qualitative factors is inherently imprecise and requires significant management judgment. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4. Loans Receivable and Allowance for Credit Losses - Allowance for Credit Losses" for additional information regarding the qualitative factors applied at September 30, 2022.

The ACL and the reserves for off-balance sheet credit exposures was $16.4 million and $4.8 million, respectively at September 30, 2022, compared to $19.8 million and $5.7 million, respectively, at September 30, 2021. The $3.5 million decrease in the ACL and $992 thousand decrease in the reserves for off-balance sheet credit exposures was primarily attributable to a reduction in commercial loan qualitative factors, partially offset by an increase related to (1) growth in the loan portfolio and an increase in the balance of off-balance sheet credit exposures and (2) a less favorable economic forecast compared to the prior year. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4. Loans Receivable and Allowance for Credit Losses - Allowance for Credit Losses" for additional information regarding the assumptions used in the Company's September 30, 2022 estimate of ACL.

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

The Company's interest rate swaps are measured at fair value on a recurring basis. The estimated fair values of the interest rate swaps are obtained from the counterparty and are determined by a discounted cash flow analysis using observable market-based inputs. Changes in the fair value of the interest rate swaps are recorded, net of tax, as AOCI in stockholders' equity. The Company did not have any other financial instruments that were measured at fair value on a recurring basis at September 30, 2022.
Recent Accounting Pronouncements
For a discussion of Recent Accounting Pronouncements, see "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – Note 1. Summary of Significant Accounting Policies."

Financial Condition

The following table summarizes the Company's financial condition at the dates indicated.

	September 30,		Change expressed in:
	2022	2021	Dollars	Percent
	(Dollars and shares in thousands)
Total assets	$9,624,897	$9,631,246	$(6,349)	(0.1)%
AFS securities	1,563,307	2,014,608	(451,301)	(22.4)
Loans receivable, net	7,464,208	7,081,142	383,066	5.4
Deposits	6,194,866	6,597,396	(402,530)	(6.1)
Borrowings	2,132,154	1,582,850	549,304	34.7
Stockholders' equity	1,096,499	1,242,273	(145,774)	(11.7)
Equity to total assets at end of period	11.4%	12.9%
Average number of basic shares outstanding	135,700	135,481	219	0.2
Average number of diluted shares outstanding	135,700	135,496	204	0.2

Loans Receivable. Total loans, net at September 30, 2022 was $7.46 billion, an increase of $383.1 million from September 30, 2021. The increase was primarily due to growth in the one- to four-family correspondent loan portfolio and commercial real estate and construction loan portfolio, along with a slow down in one- to four-family prepayment speeds due to higher market interest rates.

Originating and purchasing loans secured by one- to four-family residential properties is the Bank's primary lending business, resulting in a concentration in residential first mortgage loans secured by properties located in Kansas and Missouri. The Bank also originates and participates in commercial loans, and originates consumer loans and construction loans.

The Bank purchases one- to four-family loans, on a loan-by-loan basis, from a select group of correspondent lenders ("correspondent purchased"). Loan purchases enable the Bank to attain geographic diversification in the one- to four-family loan portfolio. We generally pay a premium of 0.50% to 1.0% of the loan balance to purchase these loans, and 1.0% of the loan balance to purchase the servicing of these loans. The premium paid is amortized against the interest earned over the life of the loan, which reduces the loan yield. If a loan pays off before the scheduled maturity date, the remaining premium is recognized as reduction in interest income. During fiscal year 2021, the Bank recognized a significant amount of premium amortization due to prepayment and endorsement activity. Prepayment and endorsement activity slowed significantly during the last half of the current fiscal year due to the increase in market interest rates.

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

As of September 30, 2022, there were $178.0 million of adjustable-rate one- to four-family loans in the portfolio for which the repricing index was tied to LIBOR, which is being discontinued and will no longer be available after June 30, 2023. The Bank's one- to four-family loan agreements allow the Bank to choose a new alternative reference rate based upon comparable information if the current index is no longer available. During the June 30, 2019 quarter, the Bank discontinued the use of LIBOR for the origination of adjustable-rate one- to four-family loans and no longer purchases correspondent one- to four-family loans that use LIBOR.

The Bank offers a variety of secured consumer loans, including home equity loans and lines of credit, home improvement loans, vehicle loans, and loans secured by savings deposits. The Bank also originates a very limited amount of unsecured loans. Generally, consumer loans are originated in the Bank's market areas. The majority of our consumer loan portfolio is comprised of home equity lines of credit, which have adjustable interest rates. For a majority of the home equity lines of credit, the Bank has the first mortgage or the Bank is in the first lien position.

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

The following table presents the balance and weighted average rate of our loan portfolio as of the dates indicated. Total loans receivable increased $375.6 million, or 5.3%, during the current year. The rate on the portfolio increased 12 basis points during the current year due primarily to upward repricing of existing loans as a result of an increase in market interest rates, as well as originations and purchases at interest rates higher than the overall portfolio rate.

	September 30, 2022		September 30, 2021
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
One- to four-family:
Originated	$3,988,469	3.20%	$3,956,064	3.18%
Correspondent purchased	2,201,886	3.10	2,003,477	3.02
Bulk purchased	147,939	1.24	173,662	1.65
Construction	66,164	2.90	39,142	2.82
Total	6,404,458	3.12	6,172,345	3.09
Commercial:
Commercial real estate	745,301	4.30	676,908	4.00
Commercial and industrial	79,981	4.30	66,497	3.83
Construction	141,062	5.34	85,963	4.03
Total	966,344	4.45	829,368	3.99
Consumer loans:
Home equity	92,203	6.28	86,274	4.60
Other	8,665	4.21	8,086	4.19
Total	100,868	6.10	94,360	4.57
Total loans receivable	7,471,670	3.33	7,096,073	3.21

Less:
ACL	16,371		19,823
Deferred loan fees/discounts	29,736		29,556
Premiums/deferred costs	(38,645)		(34,448)
Total loans receivable, net	$7,464,208		$7,081,142

The following table presents the contractual maturity of our loan portfolio, along with associated weighted average yields, at September 30, 2022. Loans that have adjustable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses.

	One year or less(1)		Over one year to five years		Over five years to 15 years		Over 15 years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
One- to four-family:
Originated	$1,015	4.09%	$70,518	3.60%	$1,330,747	2.88%	$2,586,189	3.43%	$3,988,469	3.25%
Correspondent purchased	258	4.39	9,008	3.04	495,250	2.43	1,697,370	3.13	2,201,886	2.97
Bulk purchased	26	4.24	88	3.92	27,683	2.84	120,142	0.81	147,939	1.19
Construction(2)	—	—	—	—	3,872	2.54	62,292	2.92	66,164	2.90
Total	1,299	4.15	79,614	3.53	1,857,552	2.76	4,465,993	3.24	6,404,458	3.10
Commercial:
Commercial real estate	83,792	5.69	190,307	4.24	358,310	4.16	112,892	4.50	745,301	4.40
Commercial and industrial	14,470	5.85	27,787	3.84	33,189	4.07	4,535	4.05	79,981	4.31
Construction(2)	7,514	5.87	58,085	3.91	25,506	6.23	49,957	6.46	141,062	5.34
Total	105,776	5.72	276,179	4.13	417,005	4.28	167,384	5.07	966,344	4.53
Consumer:
Home equity(3)	1,663	7.44	2,000	6.26	45,063	6.28	43,477	6.21	92,203	6.27
Other	1,141	3.74	6,900	4.17	624	6.15	—	—	8,665	4.25
Total	2,804	5.93	8,900	4.64	45,687	6.28	43,477	6.21	100,868	6.09
Total loans receivable	$109,879	5.71	$364,693	4.01	$2,320,244	3.10	$4,676,854	3.33	7,471,670	3.33

Less:
ACL									16,371
Deferred loan fees/discounts									29,736
Premiums/deferred costs									(38,645)
Total loans receivable, net									$7,464,208

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

The following table presents, as of September 30, 2022, the amount of loans due after September 30, 2023, and whether these loans have fixed or adjustable interest rates.

	Fixed	Adjustable	Total
	(Dollars in thousands)
One- to four-family:
Originated	$3,703,838	$283,616	$3,987,454
Correspondent purchased	1,965,671	235,957	2,201,628
Bulk purchased	4,585	143,328	147,913
Construction	61,435	4,729	66,164
Total	5,735,529	667,630	6,403,159
Commercial:
Commercial real estate	303,228	358,281	661,509
Commercial and industrial	39,447	26,064	65,511
Construction	40,335	93,213	133,548
Total	383,010	477,558	860,568
Consumer:
Home equity	14,330	76,210	90,540
Other	5,336	2,188	7,524
Total	19,666	78,398	98,064
Total loans receivable	$6,138,205	$1,223,586	$7,361,791

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

	For the Year Ended
	September 30, 2022		September 30, 2021
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$7,096,073	3.21%	$7,224,996	3.55%
Originated and refinanced	1,065,373	3.74	1,437,454	2.89
Purchased and participations	701,674	3.46	824,241	2.89
Change in undisbursed loan funds	(53,811)		(174,416)
Repayments	(1,337,034)		(2,215,585)
Principal recoveries/(charge-offs), net	186		(478)
Other	(791)		(139)
Ending balance	$7,471,670	3.33	$7,096,073	3.21

The following table presents loan origination, refinance, and purchase activity for the periods indicated, excluding endorsement activity, along with associated weighted average rates and percent of total. During the current fiscal year, the Bank endorsed $52.7 million of one- to four-family loans, reducing the average rate on those loans by 75 basis points. Commercial loan renewals are not included in the activity in the following table except to the extent new funds are disbursed at the time of renewal. Loan originations, purchases, and refinances are reported together.

	For the Year Ended
	September 30, 2022			September 30, 2021
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family	$926,274	3.41%	52.5%	$1,615,165	2.66%	71.4%
One- to four-family construction	120,615	3.19	6.8	125,309	2.77	5.5
Commercial:
Real estate	50,620	4.08	2.9	28,944	3.85	1.3
Commercial and industrial	23,846	4.14	1.3	49,857	2.45	2.2
Construction	86,023	3.47	4.9	42,505	3.65	1.9
Home equity	6,771	5.76	0.4	3,491	5.42	0.2
Other	3,923	5.66	0.2	2,994	5.48	0.1
Total fixed-rate	1,218,072	3.45	69.0	1,868,265	2.71	82.6

Adjustable-rate:
One- to four-family	230,640	3.51	13.0	59,813	2.52	2.6
One- to four-family construction	26,080	3.31	1.5	11,069	2.64	0.5
Commercial:
Real estate	137,150	4.21	7.8	120,202	3.70	5.3
Commercial and industrial	32,430	3.87	1.8	18,581	3.97	0.8
Construction	58,080	4.94	3.3	126,155	4.08	5.6
Home equity	62,832	4.97	3.5	55,740	4.42	2.5
Other	1,763	3.03	0.1	1,870	3.34	0.1
Total adjustable-rate	548,975	4.01	31.0	393,430	3.73	17.4

Total originated, refinanced and purchased	$1,767,047	3.63	100.0%	$2,261,695	2.89	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent purchased - one- to four-family	$452,093	3.35		$671,077	2.65
Purchases and participations - commercial	87,365	3.47		40,314	3.66
Total fixed-rate purchased/participations	539,458	3.37		711,391	2.70

Adjustable-rate:
Correspondent purchased - one- to four-family	129,216	3.49		18,450	2.45
Purchases and participations - commercial	33,000	4.87		94,400	4.36
Total adjustable-rate purchased/participations	162,216	3.77		112,850	4.05
Total purchased/participation loans	$701,674	3.46		$824,241	2.89

One- to Four-Family Loans - The following table presents, for our portfolio of one- to four-family loans, the amount, percent of total, weighted average rate, weighted average credit score, weighted average loan-to-value ("LTV") ratio, and average balance per loan as of September 30, 2022. Credit scores are updated at least annually, with the latest update in September 2022, from a nationally recognized consumer rating agency. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

		% of		Credit		Average
	Amount	Total	Rate	Score	LTV	Balance
	(Dollars in thousands)
Originated	$3,988,469	62.9%	3.20%	771	61%	$158
Correspondent purchased	2,201,886	34.8	3.10	766	64	416
Bulk purchased	147,939	2.3	1.24	770	57	287
	$6,338,294	100.0%	3.12	770	62	205

The following table presents originated and correspondent purchased activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average rates, weighted average LTVs and weighted average credit scores for the current fiscal year.

				Credit
	Amount	Rate	LTV	Score
	(Dollars in thousands)
Originated	$722,300	3.42%	72%	766
Correspondent purchased	581,309	3.38	74	769
	$1,303,609	3.40	73	767

The following table summarizes our one- to four-family loan origination and refinance commitments and one- to four-family correspondent loan purchase commitments as of September 30, 2022, along with associated weighted average rates. It is expected that some of the loan commitments will expire unfunded, so the amounts reflected in the table below are not necessarily indicative of our future cash needs.

	Amount	Rate
	(Dollars in thousands)
Originate/refinance	$135,765	4.51%
Correspondent	85,576	4.39
	$221,341	4.46

Commercial Loans - During fiscal year 2022, the Bank originated $267.8 million of commercial loans and entered into commercial loan participations totaling $120.4 million. The Bank processed commercial loan disbursements, excluding lines of credit, of approximately $342.7 million at a weighted average rate of 4.26%.

As of September 30, 2022 and September 30, 2021, the Bank's commercial and industrial gross loan amounts (unpaid principal plus undisbursed amounts) totaled $100.4 million and $90.7 million, respectively, and commitments totaled $458 thousand and $16.9 million, respectively.

The following table presents the Bank's commercial real estate and commercial construction loans by type of primary collateral as of the dates indicated. As of September 30, 2022, the Bank had 25 commercial real estate and commercial construction loan commitments totaling $98.7 million, at a weighted average rate of 4.78%, which are not included in the table below. Because the commitments to pay out undisbursed funds are not cancellable by the Bank, unless the loan is in default, we generally anticipate fully funding the related projects. Of the total commercial undisbursed amounts and commitments outstanding as of September 30, 2022, management anticipates approximately $90 million will be funded during the December 2022 quarter, $60 million during the March 2023 quarter, $50 million during the June 2023 quarter, and $46 million during the September 2023 quarter.

	September 30, 2022				September 30, 2021
		Unpaid	Undisbursed	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	Amount
		(Dollars in thousands)
Senior housing	35	$255,075	$73,184	$328,259	$265,284
Retail building	138	199,223	30,930	230,153	208,539
Hotel	10	152,332	29,214	181,546	194,665
Multi-family	36	80,538	42,197	122,735	66,199
Office building	84	68,114	41,539	109,653	109,987
One- to four-family property	368	62,072	6,835	68,907	69,174
Single use building	24	21,272	20,636	41,908	47,028
Other	103	47,737	5,317	53,054	36,167
	798	$886,363	$249,852	$1,136,215	$997,043

Weighted average rate		4.46%	4.90%	4.56%	4.01%

The following table summarizes the Bank's commercial real estate and commercial construction loans by state as of the dates indicated.

	September 30, 2022				September 30, 2021
		Unpaid	Undisbursed	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	Amount
		(Dollars in thousands)
Kansas	602	$368,816	$54,981	$423,797	$348,835
Missouri	160	232,655	63,788	296,443	232,041
Texas	12	180,278	100,562	280,840	273,124
Colorado	6	20,867	13,510	34,377	36,099
Arkansas	3	21,796	11,618	33,414	33,763
Nebraska	6	32,988	4	32,992	33,468
Other	9	28,963	5,389	34,352	39,713
	798	$886,363	$249,852	$1,136,215	$997,043

The following table presents the Bank's commercial loan portfolio and outstanding loan commitments, categorized by gross loan amount (unpaid principal plus undisbursed amounts) or outstanding loan commitment amount, as of September 30, 2022.

	Count	Amount
	(Dollars in thousands)
Greater than $30 million	6	$245,873
>$15 to $30 million	19	398,089
>$10 to $15 million	8	97,141
>$5 to $10 million	21	146,359
$1 to $5 million	115	259,906
Less than $1 million	1,241	188,419
	1,410	$1,335,787

Asset Quality

Delinquent and nonaccrual loans and other real estate owned ("OREO"). The following table presents the Company's 30 to 89 day delinquent loans at the dates indicated. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs, if any. Of the loans 30 to 89 days delinquent at September 30, 2022 and 2021, approximately 73% and 61%, respectively, were 59 days or less delinquent.

	Loans Delinquent for 30 to 89 Days at September 30,
	2022		2021
	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	48	$4,134	48	$4,156
Correspondent purchased	7	1,104	7	2,590
Bulk purchased	3	913	4	541
Commercial	—	—	2	37
Consumer	24	345	25	498
	82	$6,496	86	$7,822

Loans 30 to 89 days delinquent
to total loans receivable, net		0.09%		0.11%

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

	September 30,
	2022		2021
	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	29	$2,919	50	$3,693
Correspondent purchased	12	3,737	10	3,210
Bulk purchased	3	1,148	9	2,974
Commercial	8	1,167	6	1,214
Consumer	9	154	21	498
	61	9,125	96	11,589

Loans 90 or more days delinquent or in foreclosure
as a percentage of total loans		0.12%		0.16%

Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	3	$222	7	$1,288
Correspondent purchased	—	—	—	—
Bulk purchased	—	—	1	131
Commercial	1	77	4	419
Consumer	1	19	1	9
	5	318	13	1,847
Total nonaccrual loans	66	9,443	109	13,436

Nonaccrual loans as a percentage of total loans		0.13%		0.19%

OREO:
One- to four-family:
Originated(2)	4	$307	3	$170
Consumer	1	21	—	—
	5	328	3	170
Total non-performing assets	71	$9,771	112	$13,606

Non-performing assets as a percentage of total assets		0.10%		0.14%
(1)Includes loans required to be reported as nonaccrual pursuant to accounting and/or regulatory reporting requirements and/or internal policies, even if the loans are current.
(2)Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

The following table presents the states where the properties securing five percent or more of the total amount of our one- to four-family loans are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at September 30, 2022. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. At September 30, 2022, potential losses, after taking into consideration anticipated private mortgage insurance proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,560,887	56.2%	$4,340	70.6%	$2,382	30.5%	48%
Missouri	1,081,666	17.1	898	14.6	1,641	21.0	62
Texas	576,213	9.1	—	—	1,746	22.4	37
Other states	1,119,528	17.6	913	14.8	2,035	26.1	53
	$6,338,294	100.0%	$6,151	100.0%	$7,804	100.0%	50

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

The following table presents loans classified as special mention or substandard at the dates presented. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs, if any. The decrease in commercial special mention loans at September 30, 2022 compared to September 30, 2021 was due mainly to three commercial loans moving to the pass classification during the year as the underlying economic conditions being monitored by management improved to levels deemed appropriate by the Company.

	September 30, 2022		September 30, 2021
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family	$12,950	$19,953	$14,332	$23,458
Commercial	565	2,733	99,729	3,259
Consumer	306	354	135	718
	$13,821	$23,040	$114,196	$27,435

Allowance for Credit Losses. The distribution of our ACL at the dates indicated is summarized below.

	September 30, 2022		September 30, 2021
		% of		% of
	Amount	Loans to	Amount	Loans to
	of ACL	Total Loans	of ACL	Total Loans
	(Dollars in thousands)
One- to four-family:
Originated	$2,012	53.4%	$1,590	55.8%
Correspondent purchased	2,734	29.5	2,062	28.2
Bulk purchased	206	2.0	304	2.4
Construction	54	0.9	22	0.6
Total	5,006	85.8	3,978	87.0
Commercial:
Real estate	8,729	10.0	13,706	9.6
Commercial and industrial	490	1.0	344	0.9
Construction	1,901	1.9	1,602	1.2
Total	11,120	12.9	15,652	11.7
Consumer loans:
Home equity	136	1.2	126	1.2
Other consumer	109	0.1	67	0.1
Total consumer loans	245	1.3	193	1.3
	$16,371	100.0%	$19,823	100.0%

The ratio of ACL to loans receivable, by loan type, at the dates indicated is summarized below. The reduction in the ratio of ACL to loans receivable for commercial real estate loans and commercial construction loans from September 30, 2021 to September 30, 2022 was due to a reduction in commercial loan qualitative factors.

	September 30,	September 30,
	2022	2021
One- to four-family:
Originated	0.05%	0.04%
Correspondent purchased	0.12	0.10
Bulk purchased	0.14	0.18
Construction	0.08	0.06
Total	0.08	0.06
Commercial:
Commercial real estate	1.17	2.02
Commercial and industrial	0.61	0.52
Construction	1.35	1.86
Total	1.15	1.89
Consumer	0.24	0.20
Total	0.22	0.28

See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies and Note 4. Loans Receivable and Allowance for Credit Losses” for additional information regarding the Bank's ACL.

The following tables present ACL activity and related ratios at the dates and for the periods indicated. On October 1, 2020, the Bank adopted ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments ("CECL"). The current year net recovery was due primarily to recoveries on one- to four-family originated loans and commercial real estate loans. The ratio of NCOs during the current year to average non-performing assets was lower than the prior year due to a net recovery in the current year compared to a net charge-off in the prior year. The ratio of ACL to nonaccrual loans was higher in the current year compared to the prior year due mainly to a lower balance of nonaccrual loans compared to the prior year period, partially offset by lower ACL at September 30, 2022. The ratio of ACL to loans receivable, net was lower in the current year compared to the prior year due primarily to a reduction in ACL.

	At or For the Year Ended September 30,
	2022	2021	2020
	(Dollars in thousands)
Balance at beginning of period	$19,823	$31,527	$9,226
Adoption of CECL	—	(4,761)	—
Charge-offs	(70)	(715)	(443)
Recoveries	256	237	444
Net recoveries (charge-offs)	186	(478)	1
Provision for credit losses	(3,638)	(6,465)	22,300
Balance at end of period	$16,371	$19,823	$31,527

Ratio of NCOs during the period
to average non-performing assets	(1.59)%	3.63%	(0.01)%
ACL to nonaccrual loans at end of period	173.37	147.54	252.42
ACL to loans receivable, net at end of period	0.22	0.28	0.44
ACL to NCOs	N/M(1)	41.5x	N/M(1)

(1)This ratio is not presented for the time periods noted due to loan recoveries exceeding loan charge-offs during the periods.

The following table presents NCOs, average loans, and NCOs as a percentage of average loans, by loan type, for the periods indicated.

	For the Year Ended September 30,
	2022			2021			2020
	NCOs	Average Loans	% of Average Loans	NCOs	Average Loans	% of Average Loans	NCOs	Average Loans	% of Average Loans
	(Dollars in thousands)
One- to four-family:
Originated	$(129)	$3,937,188	—%	$20	$3,936,166	—%	$23	$3,916,716	—%
Correspondent	—	2,072,677	—	—	2,010,823	—	—	2,348,120	—
Bulk purchased	—	159,152	—	21	191,029	0.01	(265)	230,720	(0.11)
Construction	—	48,079	—	—	29,893	—	—	33,709	—
Total	(129)	6,217,096	—	41	6,167,911	—	(242)	6,529,265	—
Commercial:
Real estate	(101)	692,115	(0.01)	465	637,712	0.07	215	602,482	0.04
Commercial and industrial	40	74,133	0.05	—	75,219	—	24	76,473	0.03
Construction	—	117,878	—	—	75,771	—	—	106,172	—
Total	(61)	884,126	(0.01)	465	788,702	0.06	239	785,127	0.03
Consumer:
Home equity	1	85,514	—	(26)	92,495	(0.03)	(13)	112,939	(0.01)
Other	3	8,030	0.04	(2)	8,782	(0.02)	15	10,395	0.14
Total	4	93,544	—	(28)	101,277	(0.03)	2	123,334	—
	$(186)	$7,194,766	—	$478	$7,057,890	0.01	$(1)	$7,437,726	—

Securities. The following table presents the distribution of our securities portfolio, at amortized cost, at the dates indicated. Overall, fixed-rate securities comprised 95% of our securities portfolio at September 30, 2022. Weighted average yields on tax-exempt securities are not calculated on a fully tax-equivalent basis. The balance of securities decreased during the current fiscal year as cash flows from the securities portfolio were generally used to fund loan portfolio growth. The increase in the yield during the current year was due to purchases at yields higher than the overall portfolio and upward repricing of the adjustable-rate portion of the portfolio as a result of higher market interest rates. The increase in the WAL in the current year was also due primarily to higher market interest rates which lengthened the life of the securities by decreasing the amount of prepayments.

	September 30, 2022			September 30, 2021
	Amount	Yield	WAL(1)	Amount	Yield	WAL(1)
	(Dollars in thousands)
MBS	$1,243,270	1.57%	4.7	$1,484,211	1.35%	3.5
Government-sponsored enterprises ("GSE") debentures	519,977	0.61	2.9	519,971	0.61	3.7
Corporate bonds	4,000	5.12	9.6	—	—	—
Municipal bonds	1,243	2.63	6.5	4,274	1.81	0.3
	$1,768,490	1.29	4.2	$2,008,456	1.16	3.5

(1)The weighted average life ("WAL") is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied.

The composition and maturities of the securities portfolio at September 30, 2022 is indicated in the following table by remaining contractual maturity, without consideration of call features or pre-refunding dates, along with associated weighted average yields. The weighted average yields were calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.

	1 year or less		More than 1 to 5 years		More than 5 to 10 years		Over 10 years		Total Securities
	Carrying		Carrying		Carrying		Carrying		Carrying
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)
MBS	$2,374	1.75%	$51,691	2.38%	$218,963	1.81%	$815,596	1.46%	$1,088,624	1.57%
GSE debentures	—	—	469,827	0.61	—	—	—	—	469,827	0.61
Corporate bonds	—	—	—	—	3,695	5.12	—	—	3,695	5.12
Municipal bonds	210	3.00	—	—	951	2.55	—	—	1,161	2.63
	$2,584	1.85	$521,518	0.78	$223,609	1.86	$815,596	1.46	$1,563,307	1.29

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

	For the Year Ended
	September 30, 2022			September 30, 2021
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$2,014,608	1.16%	3.5	$1,560,950	1.63%	3.1
Maturities and repayments	(323,025)			(594,294)
Net amortization of (premiums)/discounts	(4,967)			(6,206)
Purchases	88,026	2.56	4.3	1,079,351	1.01	5.0
Change in valuation on AFS securities	(211,335)			(25,193)
Ending balance - carrying value	$1,563,307	1.29	4.2	$2,014,608	1.16	3.5

Liabilities. Total liabilities were $8.53 billion at September 30, 2022, compared to $8.39 billion at September 30, 2021. The increase in liabilities between September 30, 2021 and September 30, 2022 was due primarily to an increase in FHLB borrowings to fund deposit outflows and loan growth.

Deposits. The following table presents the amount, weighted average rate and percent of total for the components of our deposit portfolio at the dates presented.

	At September 30,
	2022			2021
			% of			% of
	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Non-interest-bearing checking	$591,387	—%	9.5%	$543,849	—%	8.2%
Interest-bearing checking	1,027,222	0.07	16.6	1,037,362	0.07	15.7
Savings	552,743	0.06	8.9	519,069	0.05	7.9
Money market	1,819,761	0.47	29.4	1,753,525	0.19	26.6
Retail certificates of deposit	2,073,542	1.34	33.5	2,341,531	1.41	35.5
Commercial certificates of deposit	36,275	0.97	0.6	190,215	0.66	2.9
Public unit certificates of deposit	93,936	1.61	1.5	211,845	0.21	3.2
	$6,194,866	0.63	100.0%	$6,597,396	0.59	100.0%
Deposits decreased $402.5 million during the current year. The decrease was primarily in the certificate of deposit portfolio, partially offset by an increase in retail checking, savings and money market accounts. Retail certificates of deposit decreased $268.0 million, with the decrease occurring in the medium-term and long-term categories. Commercial certificates of deposit decreased $153.9 million, which was primarily related to one commercial customer for which the reduction in the current year was anticipated.

During the third quarter of the current year, the Bank began increasing rates offered on retail certificates of deposit and money market accounts. Even with the increase in offered rates, management anticipates continued retail deposit outflows in future periods, primarily in transaction accounts, due to strong consumer spending, along with competition from other financial institutions and/or brokerage firms that may offer alternative higher yielding investment options.

As of September 30, 2022 and 2021, approximately $721.8 million and $866.0 million, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.

The following table sets forth the portion of the Bank's time deposits, by account, that are in excess of the FDIC insurance limit, by remaining time until maturity, as of September 30, 2022 (dollars in thousands).

3 months or less	$93,136
Over 3 through 6 months	48,776
Over 6 through 12 months	66,990
Over 12 months	125,350
$334,252

Borrowings. Total borrowings at September 30, 2022 were $2.13 billion, an increase of $549.3 million from September 30, 2021. The $2.13 billion was composed of $1.70 billion in fixed-rate FHLB advances, $365.0 million in variable-rate advances tied to interest rate swaps, and $75.0 million on the FHLB line of credit. The increase in borrowings was a result of deposit outflows, loan growth and a slow-down in loan prepayment speeds due to an increase in market interest rates. If deposit outflows continue, the Bank will likely enter into additional FHLB borrowings.

During the current year, the Bank reimplemented the leverage strategy, as discussed in the "Executive Summary" section above. These borrowings were repaid prior to September 30, 2022. If the Bank enters into additional FHLB borrowings during fiscal year 2023 to provide sufficient liquidity for operations, the amount of the leverage strategy transaction may decrease compared to the fiscal year 2022 amount due to borrowing and collateral capacity levels.

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

The following table presents the maturity of non-amortizing term borrowings, which consist entirely of FHLB advances, along with associated weighted average contractual and effective rates as of September 30, 2022. In addition to the borrowings in the table below, there were two straight-line amortizing FHLB advances outstanding at September 30, 2022, including a $47.5 million advance at a rate of 3.50% with quarterly payments of $2.5 million through June 2027 and a $100.0 million advance at a rate of 4.45% with quarterly payments of $4.9 million through October 2027.

Maturity by		Contractual	Effective
Fiscal Year	Amount	Rate	Rate(1)
	(Dollars in thousands)
2023	$300,000	1.70%	1.81%
2024	490,000	3.10	2.85
2025	450,000	2.21	2.24
2026	375,000	1.86	2.07
2027	200,000	1.56	1.80
2028	100,000	3.47	3.42
	$1,915,000	2.29	2.31

(1)The effective rate includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid.

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

	For the Year Ended September 30,
	2022			2021
		Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$1,590,000	1.88%	3.3	$1,790,000	2.31%	3.0
Maturities and prepayments	(177,500)	1.94	—	(1,305,000)	2.18	—
New FHLB borrowings	650,000	3.68	3.7	1,105,000	1.96	3.7
Ending balance	$2,062,500	2.44	2.5	$1,590,000	1.88	3.3

Maturities of Interest-Bearing Liabilities. The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail/commercial and public unit amounts, and non-amortizing term borrowings for the next four quarters as of September 30, 2022.

	December 31,	March 31,	June 30,	September 30,
	2022	2023	2023	2023	Total
	(Dollars in thousands)
Retail/Commercial Certificates:
Amount	$364,431	$265,239	$196,763	$282,207	$1,108,640
Repricing Rate	1.11%	1.22%	0.82%	1.44%	1.17%
Public Unit Certificates:
Amount	$46,907	$17,519	$3,674	$10,002	$78,102
Repricing Rate	1.82%	0.77%	0.27%	1.04%	1.41%
Term Borrowings:
Amount	$—	$100,000	$100,000	$100,000	$300,000
Repricing Rate	—%	1.46%	1.82%	2.14%	1.81%
Total
Amount	$411,338	$382,758	$300,437	$392,209	$1,486,742
Repricing Rate	1.19%	1.26%	1.15%	1.61%	1.31%

The following table sets forth the WAM information for our certificates of deposit, in years, as of September 30, 2022.

Retail certificates of deposit	1.4
Commercial certificates of deposit	0.9
Public unit certificates of deposit	0.5
Total certificates of deposit	1.4

Stockholders' Equity. Total stockholders' equity at September 30, 2022 was $1.10 billion, a $145.8 million decrease from September 30, 2021. The decrease was almost entirely related to a reduction in AOCI as a result of unrealized losses on AFS securities due to an increase in market interest rates.

During the current year, the Company paid cash dividends totaling $103.1 million. These cash dividends totaled $0.76 per share and consisted of a $0.20 per share True Blue Capitol cash dividend, a $0.22 per share cash true-up dividend related to fiscal year 2021 earnings, and four regular quarterly cash dividends of $0.085 per share, totaling $0.34 per share. In the long run, management considers the Bank's equity to total assets ratio of at least 9% an appropriate level of capital. At September 30, 2022, this ratio was 9.9%. The increase in unrealized losses on AFS securities and the related impact on AOCI reduced the Bank's ratio of equity to total assets by approximately 150 basis points. For additional information, see "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 15. Accumulated Other Comprehensive Income."

On October 25, 2022, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $11.6 million, payable on November 18, 2022 to stockholders of record as of the close of business on November 4, 2022. On October 26, 2022, the Company announced a fiscal year 2022 cash true-up dividend of $0.28 per share, or approximately $38.0 million, related to fiscal year 2022 earnings. The $0.28 per share cash true-up dividend was determined by taking the difference between total earnings for fiscal year 2022 and total regular quarterly cash dividends paid during fiscal year 2022, divided by the number of shares outstanding. The cash true-up dividend is payable on December 2, 2022 to stockholders of record as of the close of business on November 18, 2022, and is the result of the Board of Directors' commitment to distribute to stockholders 100% of the annual earnings of the Company for fiscal year 2022.

At September 30, 2022, Capitol Federal Financial, Inc., at the holding company level, had $104.0 million in cash on deposit at the Bank. For fiscal year 2023, it is the intention of the Board of Directors to continue the payout of 100% of the Company's earnings to the Company's stockholders. The payout is expected to be in the form of regular quarterly cash dividends of $0.085 per share, totaling $0.34 for the year, and a cash true-up dividend equal to fiscal year 2023 earnings in excess of the amount paid as regular quarterly cash dividends during fiscal year 2023. It is anticipated that the fiscal year 2023 cash true-up dividend will be paid in December 2023. Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company level.

As of September 30, 2022, there was $44.7 million authorized under an existing stock repurchase plan for purchases of the Company's common stock. This plan has no expiration date; however, the FRB's existing approval for the Company to repurchase shares extends through August 2023. On October 27, 2022, the Company announced its intention to resume repurchasing shares under the existing plan. The amount and timing of the stock repurchases is dependent on the market price of the Company's common stock. Subsequent to September 30, 2022 and through November 17, 2022, the Company repurchased 1,368,805 shares at an average price of $8.09 per share.

The Company works to find multiple ways to provide stockholder value. This has primarily been through the payment of cash dividends and stock repurchases. The Company has maintained a policy of paying out 100% of its earnings to stockholders in the form of quarterly cash dividends and an annual cash true-up dividend in December of each year. In order to provide additional stockholder value, the Company paid a True Blue Capitol cash dividend of $0.25 per share in June for six consecutive years ending in 2019. Given the state of economic uncertainty in 2020, the Company elected to defer the True Blue dividend originally planned for June 2020. In June 2021, the Company paid a True Blue Capitol cash dividend of $0.40 per share. This cash dividend represented a $0.20 per share cash dividend from fiscal year 2020 and a $0.20 per share cash dividend from fiscal year 2021. In June 2022, the Company paid a True Blue Capitol cash dividend of $0.20 per share. The Company has paid the True Blue Capitol dividend primarily due to excess capital levels at the Company and Bank. The Company considers various business strategies and their impact on capital and asset measures on both a current and future basis, as well as regulatory capital levels and requirements, in determining the amount, if any, and timing of the True Blue Capitol dividend.

The following table presents regular quarterly cash dividends and special cash dividends paid in calendar years 2022, 2021, and 2020. The amounts represent cash dividends paid during each period. The 2022 true-up dividend amount presented represents the dividend payable on December 2, 2022 to stockholders of record as of November 18, 2022.

	Calendar Year
	2022		2021		2020
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$11,535	$0.085	$11,518	$0.085	$11,733	$0.085
Quarter ended June 30	11,534	0.085	11,516	0.085	11,733	0.085
Quarter ended September 30	11,534	0.085	11,518	0.085	11,733	0.085
Quarter ended December 31	11,508	0.085	11,535	0.085	11,514	0.085
True-up dividends paid	37,701	0.280	29,850	0.220	17,614	0.130
True Blue Capitol dividends paid	27,143	0.200	54,210	0.400	—	—
Calendar year-to-date dividends paid	$110,955	$0.820	$130,147	$0.960	$64,327	$0.470

Rate/Volume Analysis. The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing fiscal years 2022 to 2021. For the comparison of fiscal years 2021 to 2020, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2021. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate, and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Year Ended September 30,
	2022 vs. 2021
	Increase (Decrease) Due to
	Volume(1)	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$5,333	$(6,699)	$(1,366)
MBS	(1,338)	(655)	(1,993)
Investment securities	246	197	443
FHLB stock	4,530	1,585	6,115
Cash and cash equivalents	9,569	8,591	18,160
Total interest-earning assets	18,340	3,019	21,359

Interest-bearing liabilities:
Checking	63	(82)	(19)
Savings	31	(11)	20
Money market	606	(156)	450
Certificates of deposit	(6,461)	(7,940)	(14,401)
Borrowings	19,856	(2,140)	17,716
Total interest-bearing liabilities	14,095	(10,329)	3,766

Net change in net interest income	$4,245	$13,348	$17,593

(1)The increases attributable to changes in volume related to FHLB stock, cash and cash equivalents, and borrowings were due primarily to the leverage strategy being utilized during the current year and not being utilized during the prior year.

Average Balance Sheets. The following table presents the average balances of our assets, liabilities, and stockholders' equity, and the related weighted average yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated. For fiscal year 2020 information, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2021. Weighted average yields are derived by dividing annual income by the average balance of the related assets, and weighted average rates are derived by dividing annual expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived from average daily balances. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yields/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	For the Year Ended September 30,
	2022			2021
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans:
Originated	$3,985,267	$129,392	3.25%	$3,966,059	$137,461	3.47%
Correspondent purchased	2,072,677	55,227	2.66	2,010,823	48,066	2.39
Bulk purchased	159,152	2,053	1.29	191,029	3,601	1.89
Total one- to four-family loans	6,217,096	186,672	3.00	6,167,911	189,128	3.07
Commercial loans	884,126	37,223	4.15	788,702	36,085	4.51
Consumer loans	93,544	4,636	4.96	101,277	4,684	4.63
Total loans receivable(1)	7,194,766	228,531	3.17	7,057,890	229,897	3.25
MBS(2)	1,354,080	19,406	1.43	1,446,466	21,399	1.48
Investment securities(2)(3)	523,170	3,268	0.62	482,641	2,825	0.59
FHLB stock(4)	149,236	10,031	6.72	77,250	3,916	5.07
Cash and cash equivalents(5)	1,562,274	18,304	1.16	131,798	144	0.11
Total interest-earning assets	10,783,526	279,540	2.59	9,196,045	258,181	2.80
Other non-interest-earning assets	343,311			443,724
Total assets	$11,126,837			$9,639,769

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$1,056,303	752	0.07	$972,920	772	0.08
Savings	543,609	299	0.06	487,146	280	0.06
Money market	1,840,898	4,578	0.25	1,598,838	4,128	0.26
Retail certificates	2,203,452	27,664	1.26	2,491,427	40,475	1.62
Commercial certificates	103,865	666	0.64	197,384	1,559	0.79
Wholesale certificates	150,689	497	0.33	252,623	1,192	0.47
Total deposits	5,898,816	34,456	0.58	6,000,338	48,406	0.81
Borrowings(6)	3,288,348	52,490	1.58	1,636,399	34,774	2.11
Total interest-bearing liabilities	9,187,164	86,946	0.94	7,636,737	83,180	1.09
Non-interest-bearing deposits	573,954			509,778
Other non-interest-bearing liabilities	178,526			219,328
Stockholders' equity	1,187,193			1,273,926
Total liabilities and stockholders' equity	$11,126,837			$9,639,769

Net interest income(7)		$192,594			$175,001
Net interest-earning assets	$1,596,362			$1,559,308
Net interest margin(8)(9)			1.79			1.90
Ratio of interest-earning assets to interest-bearing liabilities			1.17x			1.20x

(1)Balances are adjusted for unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS securities are adjusted for unamortized purchase premiums or discounts.
(3)The average balance of investment securities includes an average balance of nontaxable securities of $1.7 million and $6.6 million for the years ended September 30, 2022 and 2021, respectively.
(4)Included in this line, for the year ended September 30, 2022, is FHLB stock related to the leverage strategy with an average outstanding balance $71.0 million and dividend income of $4.8 million at a weighted average yield of 6.75%, and FHLB stock not related to the leverage strategy with an average outstanding balance of $78.2 million and dividend income of $5.2 million at a weighted average yield of 6.69%. There was no FHLB stock related to the leverage strategy during the year ended September 30, 2021.
(5)The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $1.51 billion during the year ended September 30, 2022. There were no cash and cash equivalents related to the leverage strategy during the year ended September 30, 2021.
(6)Included in this line, for the year ended September 30, 2022, are FHLB borrowings related to the leverage strategy with an average outstanding balance of $1.58 billion and interest paid of $18.5 million, at a weighted average rate of 1.15%, and FHLB borrowings not related to the leverage strategy with an average outstanding balance of $1.71 billion and interest paid of $34.0 million, at a weighted average rate of 1.98%. There were no FHLB borrowings related to the leverage strategy during the year ended September 30, 2021. The FHLB advance amounts and rates included in this line item include the effect of interest rate swaps and are net of deferred prepayment penalties.
(7)Net interest income represents the difference between interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income depends on the average balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.
(8)Net interest margin represents net interest income as a percentage of average interest-earning assets.
(9)The table below provides a reconciliation between certain performance ratios presented in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the performance ratios excluding the effects of the leverage strategy, which are not presented in accordance with GAAP. Management believes it is important for comparability purposes to provide the performance ratios without the leverage strategy because of the unique nature of the leverage strategy. The leverage strategy reduces some of our performance ratios due to the amount of earnings associated with the transaction in comparison to the size of the transaction, while increasing our net income. The pre-tax yield on the leverage strategy was 0.25% for the year ended September 30, 2022.

	For the Year Ended September 30,
	2022			2021
	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Yield on interest-earning assets	2.59%	(0.19)%	2.78%	2.80%	—%	2.80%
Cost of interest-bearing liabilities	0.94	0.04	0.90	1.09	—	1.09
Net interest margin	1.79	(0.25)	2.04	1.90	—	1.90

Comparison of Operating Results for the Years Ended September 30, 2022 and 2021
The Company recognized net income of $84.5 million, or $0.62 per share, for the current year compared to net income of $76.1 million, or $0.56 per share, for the prior year. The increase in net income was due to an increase in net interest income, partially offset by higher income tax expense and a lower negative provision for credit losses. The net interest margin decreased 11 basis points, from 1.90% for the prior year to 1.79% for the current year. Excluding the effects of the leverage strategy, the net interest margin would have increased 14 basis points, from 1.90% for the prior year to 2.04% for the current year. The increase in net interest margin excluding the effects of the leverage strategy was due mainly to a reduction in the weighted average cost of retail certificates of deposit.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2022	2021	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$228,531	$229,897	$(1,366)	(0.6)%
MBS	19,406	21,399	(1,993)	(9.3)
Cash and cash equivalents	18,304	144	18,160	12,611.1
FHLB stock	10,031	3,916	6,115	156.2
Investment securities	3,268	2,825	443	15.7
Total interest and dividend income	$279,540	$258,181	$21,359	8.3

The decrease in interest income on loans receivable was due to a lower weighted average rate on the originated and correspondent one- to four-family loan portfolio during the current year, mostly offset by an increase in the average balance of the loan portfolio. The lower weighted average rate was due to endorsements, refinances, originations and purchases at lower market rates at the time of the transactions in the prior fiscal year, which are being fully reflected in the current year. Premium amortization related to the one- to four-family correspondent loan portfolio decreased significantly compared to the prior year due to the slow-down in prepayments and endorsements resulting from the increase in market interest rates during the last half of the current fiscal year, partially offsetting the reduction in interest income related to a lower weighted average rate on the one- to four-family portfolio mentioned above.
The decrease in interest income on the MBS portfolio was due primarily to a decrease in the average balance of the portfolio, as repayments were primarily used to fund loan growth.

The increase in interest income on cash and cash equivalents and the increase in dividend income on FHLB stock were due mainly to the leverage strategy being utilized during the current year and not being utilized during the prior year. Additionally, market interest rates increased during the year resulting in an increase in the yield on cash, and FHLB increased the dividend rate paid during the year.

The increase in interest income on investment securities was due primarily to an increase in the average balance of the portfolio, along with an increase in the yield due to purchases at higher market yields during the current year.

Interest Expense
The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2022	2021	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Borrowings	$52,490	$34,774	$17,716	50.9%
Deposits	34,456	48,406	(13,950)	(28.8)
Total interest expense	$86,946	$83,180	$3,766	4.5

The increase in interest expense on borrowings was due to the leverage strategy being utilized during a portion of the current year and not being utilized during the prior year. Interest expense on borrowings associated with the leverage strategy totaled $18.5 million during the current year. Interest expense on FHLB borrowings not associated with the leverage strategy was lower in the current year due to terminating or not renewing certain interest rate swap agreements, not replacing some maturing FHLB advances and prepaying certain advances during fiscal year 2021, partially offset by an increase in the average balance due to an increase in FHLB borrowings to fund operational needs during the latter portion of the current year.

The decrease in interest expense on deposits was due mainly to a decrease in the weighted average rate paid and the average balance of the retail certificate of deposit portfolio. Retail certificates of deposit repriced downward during the prior year and first half of the current year as they were renewed or were replaced at lower offered rates at the time of the renewal, along with some certificates of deposit not renewing. During the third quarter of fiscal year 2022, management began to increase rates offered on retail certificates of deposit and money market accounts to help reduce the outflow from these portfolios.

Provision for Credit Losses
The Bank recorded a negative provision for credit losses during the current year of $4.6 million, compared to a negative provision for credit losses of $8.5 million during the prior year. The negative provision in the current year was comprised of a $3.6 million decrease in the ACL for loans and a $992 thousand decrease in reserves for off-balance sheet credit exposures. The negative provision for credit losses associated with the ACL in the current year was due primarily to a reduction in commercial loan qualitative factors, partially offset by an increase in ACL related to loan growth during the current year and a less favorable economic forecast compared to the prior year. The negative provision for credit losses associated with the reserve for off-balance sheet credit exposures in the current year was due primarily to a reduction in commercial loan qualitative factors, partially offset by growth in commercial construction exposures. See additional discussion regarding the Bank's ACL and reserve for off-balance sheet credit exposures at September 30, 2022 in the "Asset Quality" section and in the "Critical Accounting Estimates - Allowance for Credit Losses and Reserve for Off-Balance Sheet Credit Exposures" section above.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2022	2021	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$13,798	$12,282	$1,516	12.3%
Insurance commissions	2,947	3,030	(83)	(2.7)
Gain on sale of Visa Class B shares	—	7,386	(7,386)	(100.0)
Other non-interest income	6,085	5,388	697	12.9
Total non-interest income	$22,830	$28,086	$(5,256)	(18.7)

The increase in deposit service fees was due primarily to an increase in debit card income and service charges as a result of higher transaction and settlement volume, in addition to an increase in the average transaction amount. During the prior year, the Bank sold its Visa Class B shares, resulting in a $7.4 million gain, with no similar transaction during the current year. The increase in other non-interest income was due primarily to a gain on a loan-related financial derivative agreement.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2022	2021	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$56,600	$56,002	$598	1.1%
Information technology and related expense	18,311	17,922	389	2.2
Occupancy, net	14,370	14,045	325	2.3
Regulatory and outside services	6,192	5,764	428	7.4
Advertising and promotional	5,178	5,133	45	0.9
Federal insurance premium	3,020	2,545	475	18.7
Deposit and loan transaction costs	2,797	2,761	36	1.3
Office supplies and related expense	1,951	1,715	236	13.8
Loss on interest rate swap termination	—	4,752	(4,752)	(100.0)
Other non-interest expense	4,432	4,930	(498)	(10.1)
Total non-interest expense	$112,851	$115,569	$(2,718)	(2.4)

The increase in salaries and employee benefits was due primarily to merit increases and higher benefits expense, partially offset by a lower employee count during the current year. The increase in regulatory and outside services was due to higher consulting expenses related to the Bank's upcoming digital transformation project. The increase in federal insurance premium expense was due mainly to an increase in average assets as a result of the leverage strategy being utilized during the current year. During the prior year, the Bank terminated $200.0 million of interest rate swaps, resulting in a loss of $4.8 million, with no similar transaction in the current fiscal year. The decrease in other non-interest expense was due primarily to the write-down during the prior year of a property that had previously served as one of the Bank's branch locations, partially offset by higher debit card fraud losses in the current year.

The Company's efficiency ratio was 52.39% for the current year compared to 56.91% for the prior year. The improvement in the efficiency ratio was due primarily to higher net interest income.

Management anticipates information technology and related expenses will be approximately $6 million higher in fiscal year 2023 due to the digital transformation. In addition, it is expected there will be approximately $1 million more of information technology and related expenses in fiscal year 2023 associated with projects outside of the digital transformation and due to general cost increases. Overall, it is anticipated information technology and related expenses will be approximately $7 million higher in fiscal year 2023, or approximately $25 million for the year. Salaries and employee benefits is expected to be approximately $3.5 million higher in fiscal year 2023 due primarily to merit increases and salary adjustments. Federal insurance premium expense is anticipated to be approximately $2 million higher in fiscal year 2023, due to the increase in the assessment rate beginning in January 2023, and reflecting the anticipation that leverage strategy utilization in fiscal year 2023 will be lower than fiscal year 2022.

In fiscal year 2024, information technology and related expense is expected to decrease approximately $3 million from fiscal year 2023 levels due to a reduction in professional service costs.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent and effective tax rate.

	For the Year Ended
	September 30,		Change Expressed in:
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$107,203	$96,028	$11,175	11.6%
Income tax expense	22,750	19,946	2,804	14.1
Net income	$84,453	$76,082	$8,371	11.0

Effective Tax Rate	21.2%	20.8%

The increase in income tax expense was due primarily to higher pretax income in the current year. Management anticipates the effective tax rate for fiscal year 2023 will be approximately 20% to 21%.

Comparison of Operating Results for the Years Ended September 30, 2021 and 2020
For this discussion, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Operating Results for the Years Ended September 30, 2021 and 2020" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Liquidity and Capital Resources

Liquidity refers to our ability to generate sufficient cash to fund ongoing operations, to repay maturing certificates of deposit and other deposit withdrawals, to repay maturing borrowings, and to fund loan commitments. Liquidity management is both a daily and long-term function of our business management. The Company's most available liquid assets are represented by cash and cash equivalents, AFS securities, and short-term investment securities. The Bank's primary sources of funds are deposits, FHLB borrowings, repayments and maturities of outstanding loans and MBS and other short-term investments, and funds provided by operations. The Bank's long-term borrowings primarily have been used to manage long-term liquidity needs and the Bank's interest rate risk with the intention to improve the earnings of the Bank while maintaining capital ratios that meet the regulatory standards for well-capitalized financial institutions. In addition, the Bank's focus on managing risk has provided additional liquidity capacity by maintaining a balance of MBS and investment securities available as collateral for borrowings.

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

In the event short-term liquidity needs exceed available cash, the Bank has access to a line of credit at FHLB and the FRB of Kansas City's discount window. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of Bank Call Report total assets without the pre-approval of FHLB senior management. The Bank's FHLB borrowing limit was 50% of Bank Call Report total assets as of September 30, 2022, as approved by the president of FHLB. When the leverage strategy is in place, the Bank maintains the resulting excess cash reserves from the FHLB borrowings at the FRB of Kansas City, which can be used to meet any short-term liquidity needs. Additionally, FHLB borrowings may exceed 40% of Bank Call Report total assets as long as the Bank continues its leverage strategy and FHLB senior management continues to approve the Bank's borrowing limit being in excess of 40% of Call Report total assets. All or a portion of the short-term FHLB borrowings in conjunction with the leverage strategy can be repaid at maturity, if necessary or desired. The amount that can be borrowed from the FRB of Kansas City's discount window is based upon the fair value of securities pledged as collateral and certain other characteristics of those securities. Management tests the Bank's access to the FRB of Kansas City's discount window annually with a nominal, overnight borrowing.

If management observes unusual trends in the amount and frequency of line of credit utilization and/or short-term borrowings that is not in conjunction with a planned strategy, such as the leverage strategy, the Bank will likely utilize long-term wholesale borrowing sources such as FHLB advances and/or repurchase agreements to provide long-term, fixed-rate funding. The maturities of these long-term borrowings are generally staggered in order to mitigate the risk of a highly negative cash flow position at maturity. The Bank's internal policy limits total borrowings to 55% of total assets. At September 30, 2022, the Bank had total borrowings, at par, of $2.14 billion, or approximately 22% of total assets, all of which were FHLB borrowings. Of this amount, $329.7 million were advances scheduled to mature in the next 12 months. FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB. Additionally, the Bank had pledged securities with an estimated fair value of $572.9 million as collateral for FHLB borrowings at September 30, 2022.

At September 30, 2022, the Bank had no repurchase agreements. The Bank may enter into repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to the total borrowings internal policy limit of 55% as discussed above.

The Bank could utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At September 30, 2022, the Bank had $863.0 million of securities that were eligible but unused as collateral for borrowing or other liquidity needs.

The Bank has access to other sources of funds for liquidity purposes, such as brokered and public unit certificates of deposit. As of September 30, 2022, the Bank's policy allowed for combined brokered and public unit certificates of deposit up to 15% of total deposits. At September 30, 2022, the Bank did not have any brokered certificates of deposit and public unit certificates of deposit were approximately 2% of total deposits. The Bank had pledged securities with an estimated fair value of $125.5 million as collateral for public unit certificates of deposit at September 30, 2022. The securities pledged as collateral for public unit certificates of deposit are held under joint custody with FHLB and generally will be released upon deposit maturity.

At September 30, 2022, $1.19 billion of the Bank's certificate of deposit portfolio was scheduled to mature within the next 12 months, including $78.1 million of public unit certificates of deposit and $27.0 million of commercial certificates of deposit. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products of the Bank at prevailing rates, although no assurance can be given in this regard.  Due to the nature of commercial certificates of deposit, retention rates are not as predictable as for retail certificates of deposit.

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

General assumptions used by management to evaluate the sensitivity of our financial performance to changes in interest rates presented in the tables below are utilized in, and set forth under, the gap table and related notes. Although management finds these assumptions reasonable, the interest rate sensitivity of our assets and liabilities and the estimated effects of changes in interest rates on our net interest income and MVPE indicated in the below tables could vary substantially if different assumptions were used or actual experience differs from these assumptions. To illustrate this point, the projected cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities within the next 12 months as a percent of total assets ("one-year gap") is also provided for an up 200 basis point scenario, as of September 30, 2022.

Qualitative Disclosure about Market Risk

Gap Table. The following gap table summarizes the anticipated maturities or repricing periods of the Bank's interest-earning assets and interest-bearing liabilities based on the information and assumptions set forth in the notes below. Cash flow projections for mortgage-related assets are calculated based in part on prepayment assumptions at current and projected interest rates. Prepayment projections are subjective in nature, involve uncertainties and assumptions and, therefore, cannot be determined with a high degree of accuracy. Although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates. Assumptions may not reflect how actual yields and costs respond to market interest rate changes. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the gap table below. A positive gap generally means more cash flows from assets are expected to reprice than cash flows from liabilities and suggests in a rising rate environment, that earnings should increase. A negative gap generally means more cash flows from liabilities are expected to reprice than cash flows from assets and suggests, in a rising rate environment, that earnings should decrease. For additional information regarding the impact of changes in interest rates, see the following Change in Net Interest Income and Change in MVPE discussions and tables.

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$1,343,380	$1,592,317	$1,317,900	$3,217,807	$7,471,404
Securities(2)	308,433	651,405	408,640	400,012	1,768,490
Other interest-earning assets	27,280	—	—	—	27,280
Total interest-earning assets	1,679,093	2,243,722	1,726,540	3,617,819	9,267,174

Interest-bearing liabilities:
Non-maturity deposits(3)	1,230,019	418,354	361,496	2,085,221	4,095,090
Certificates of deposit	1,186,743	677,678	338,809	523	2,203,753
Borrowings(4)	406,166	1,002,478	635,185	129,438	2,173,267
Total interest-bearing liabilities	2,822,928	2,098,510	1,335,490	2,215,182	8,472,110

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(1,143,835)	$145,212	$391,050	$1,402,637	$795,064

Cumulative excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(1,143,835)	$(998,623)	$(607,573)	$795,064

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities as a percent of total Bank assets at:
September 30, 2022	(11.9)%	(10.4)%	(6.3)%	8.3%
September 30, 2021	(6.9)

Cumulative one-year gap - interest rates +200 bps at:
September 30, 2022	(12.1)
September 30, 2021	(13.4)

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
(2)MBS reflect projected prepayments at amortized cost. All other securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of September 30, 2022, at amortized cost.
(3)Although the Bank's checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts is based on assumptions developed from our actual experiences with these accounts. If all of the Bank's checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $4.01 billion, for a cumulative one-year gap of (41.7)% of total assets.
(4)Borrowings exclude deferred prepayment penalty costs. Included in this line item are $365.0 million of FHLB adjustable-rate advances tied to interest rate swaps. The repricing for these liabilities is projected to occur at the maturity date of each interest rate swap.

At September 30, 2022, the Bank's gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $(1.14) billion, or (11.89)% of total assets, compared to $(664.1) million, or (6.9)% of total assets, at September 30, 2021. The change in the one-year gap amount was due primarily to a decrease in the amount of assets projected to reprice as higher interest rates resulted in lower prepayment projections on the Bank's mortgage-related assets.

The majority of interest-earning assets anticipated to reprice in the coming year are repayments and prepayments on one- to four-family loans and MBS, both of which include the option to prepay without a fee being paid by the contract holder. The amount of interest-bearing liabilities expected to reprice in a given period is not typically impacted significantly by changes in interest rates, because the Bank's borrowings and certificate of deposit portfolios have contractual maturities and generally cannot be terminated early without a prepayment penalty. If interest rates were to increase 200 basis points, as of September 30, 2022, the Bank's one-year gap is projected to be $(1.17) billion, or (12.1)% of total assets. The change in the gap compared to when there is no change in rates is due to lower anticipated net cash flows primarily due to lower repayments on mortgage-related assets in the higher interest rate environment. This compares to a one-year gap of $(1.29) billion, or (13.4)% of total assets, if interest rates were to have increased 200 basis points as of September 30, 2021.

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

For each date presented in the following table, the estimated change in the Bank's net interest income is based on the indicated instantaneous, parallel and permanent change in interest rates. The change in each interest rate environment represents the difference between estimated net interest income in the 0 basis point interest rate environment ("base case," assumes the forward market and product interest rates implied by the yield curve are realized) and the estimated net interest income in each alternative interest rate environment (assumes market and product interest rates have a parallel shift in rates across all maturities by the indicated change in rates). Projected cash flows for each scenario are based upon varying prepayment assumptions to model likely customer behavior changes as market rates change. At September 30, 2021, multiple yields along the yield curve were less than one percent, so the -100 basis points and -200 basis points scenarios were not applicable. Estimations of net interest income used in preparing the table below were based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change materially and that any repricing of assets or liabilities occurs at anticipated product and market rates for the alternative rate environments as of the dates presented. The estimation of net interest income does not include any projected gains or losses related to the sale of loans or securities, or income derived from non-interest income sources, but does include the use of different prepayment assumptions in the alternative interest rate environments. It is important to consider that estimated changes in net interest income are for a cumulative four-quarter period. These do not reflect the earnings expectations of management.

Change	Net Interest Income At September 30,
(in Basis Points)	2022			2021
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-200 bp	$182,458	$(775)	(0.4)%	N/A	N/A	N/A
-100 bp	183,363	130	0.1	N/A	N/A	N/A
000 bp	183,233	—	—	$185,285	$—	—%
+100 bp	182,737	(496)	(0.3)	190,060	4,775	2.6
+200 bp	182,081	(1,152)	(0.6)	191,998	6,713	3.6
+300 bp	181,394	(1,839)	(1.0)	192,590	7,305	3.9

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The net interest income projection was lower in the base case scenario at September 30, 2022 compared to September 30, 2021 due to higher interest expense projections on the Bank's liabilities than interest income projections on the Bank's assets as a result of higher interest rates at September 30, 2022. This was driven primarily by a faster increase in the cost of liabilities during fiscal year 2022 compared to the rate of increase in asset yields. In the rising interest rate scenarios, the cost of liabilities is projected to continue to increase at a faster pace than asset yields, resulting in a projected decrease in net interest income in these interest rate scenarios. This was not the case at September 30, 2021, as interest rates were lower than at September 30, 2022, resulting in more mortgage-related cash flows projected to reprice as interest rates increased.

In the decreasing interest rate scenarios at September 30, 2022, the net interest income projection remained relatively flat as the projected increase in mortgage-related assets repricing to lower interest rates was largely offset by liability cash flows repricing to lower interest rates as well.

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

The following table sets forth the estimated change in the MVPE for each date presented based on the indicated instantaneous, parallel, and permanent change in interest rates. The change in each interest rate environment represents the difference between the MVPE in the base case (assumes the forward market interest rates implied by the yield curve are realized) and the MVPE in each alternative interest rate environment (assumes market interest rates have a parallel shift in rates). Projected cash flows for each scenario are based upon varying prepayment assumptions to model likely customer behavior as market rates change. At September 30, 2021, multiple yields along the yield curve were less than one percent, so the -100 basis points and -200 basis points scenarios were not applicable. The estimations of the MVPE used in preparing the table below were based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change, that any repricing of assets or liabilities occurs at current product or market rates for the alternative rate environments as of the dates presented, and that different prepayment rates were used in each alternative interest rate environment. The estimated MVPE results from the valuation of cash flows from financial assets and liabilities over the anticipated lives of each for each interest rate environment. The table below presents the effects of the changes in interest rates on our assets and liabilities as they mature, repay, or reprice, as shown by the change in the MVPE for alternative interest rates.

Change	Market Value of Portfolio Equity At September 30,
(in Basis Points)	2022			2021
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-200 bp	$1,299,340	$404,353	45.2%	N/A	N/A	N/A
-100 bp	1,024,167	129,180	14.4	N/A	N/A	N/A
000 bp	894,987	—	—	$1,451,795	$—	—%
+100 bp	759,165	(135,822)	(15.2)	1,354,766	(97,029)	(6.7)
+200 bp	625,864	(269,123)	(30.1)	1,170,646	(281,149)	(19.4)
+300 bp	500,730	(394,257)	(44.1)	968,543	(483,252)	(33.3)

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The percentage change in the Bank's MVPE at September 30, 2022 and September 30, 2021 was negative in all rising interest rate scenarios. The negative impact to the Bank's MVPE was greater at September 30, 2022 compared to September 30, 2021 due primarily to an increase in the duration of the Bank's mortgage-related assets at September 30, 2022 compared to September 30, 2021. This was a result of higher interest rates at September 30, 2022. As interest rates increase, borrowers have less economic incentive to refinance their mortgages and agency debt issuers have less economic incentive or opportunity to exercise their call options in order to issue new debt at lower interest rates, resulting in lower projected cash flows on these assets. As interest rates increase in the rising interest rate scenarios, repayments on mortgage-related assets are more likely to decrease and only be realized through significant changes in borrowers' lives such as divorce, death, job-related relocations, or other events as there is less economic incentive for borrowers to prepay their debt, resulting in an increase in the average life of mortgage-related assets. Similarly, call projections for the Bank's callable agency debentures decrease as interest rates rise, which results in cash flows related to these assets moving closer to the contractual maturity dates. The higher expected average lives of these assets increases the sensitivity of their market value to changes in interest rates.

In the decreasing interest rate scenarios at September 30, 2022, the Bank's MVPE increased due to a larger increase in the market value of the Bank's assets than the Bank's liabilities. This is because the Bank's mortgage-related assets continue to have a higher duration in these interest rate scenarios which results in greater sensitivity in market value as interest rates change.

The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates for our interest-earning assets and interest-bearing liabilities as of September 30, 2022. Yields presented for interest-earning assets include the amortization of fees, costs, premiums and discounts, which are considered adjustments to the yield. The interest rate presented for term borrowings is the effective rate, which includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The WAL presented for term borrowings includes the effect of interest rate swaps.

	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Securities	$1,563,307	1.29%	4.3		17.0%
Loans receivable:
Fixed-rate one- to four-family	5,675,341	3.15	6.7	76.0%	61.8
Fixed-rate commercial	420,266	4.12	3.8	5.6	4.6
All other fixed-rate loans	82,027	3.56	7.2	1.1	0.9
Total fixed-rate loans	6,177,634	3.22	6.5	82.7	67.3
Adjustable-rate one- to four-family	662,953	2.74	4.2	8.9	7.2
Adjustable-rate commercial	546,078	4.85	7.7	7.3	5.9
All other adjustable-rate loans	85,005	6.05	2.9	1.1	0.9
Total adjustable-rate loans	1,294,036	3.85	5.6	17.3	14.0
Total loans receivable	7,471,670	3.33	6.4	100.0%	81.3
FHLB stock	100,624	7.72	2.7		1.1
Cash and cash equivalents	49,194	1.75	—		0.6
Total interest-earning assets	$9,184,795	3.02	5.9		100.0%

Non-maturity deposits	$3,399,726	0.28	5.9	60.7%	43.9%
Retail certificates of deposit	2,073,542	1.34	1.4	37.0	26.8
Commercial certificates of deposit	36,275	0.97	0.9	0.6	0.5
Public unit certificates of deposit	93,936	1.61	0.5	1.7	1.2
Total interest-bearing deposits	5,603,479	0.70	4.1	100.0%	72.4
Term borrowings	2,062,500	2.44	2.5	96.5%	26.6
Line of credit borrowings	75,000	3.15	—	3.5	1.0
Total borrowings	2,137,500	2.47	2.4	100.0%	27.6
Total interest-bearing liabilities	$7,740,979	1.19	3.7		100.0%

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Capitol Federal Financial, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Capitol Federal Financial, Inc. and subsidiary (the "Company") as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2022, of the Company and our report dated November 23, 2022, expressed an unqualified opinion on those financial statements.

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
November 23, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Capitol Federal Financial, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Capitol Federal Financial, Inc. and subsidiary (the "Company") as of September 30, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended September 30, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 23, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Allowance for Credit Losses — Refer to Notes 1 and 4 to the financial statements

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

We identified the allowance for credit losses as a critical audit matter because of the significant estimates and assumptions required by management in determining the ACL, including the third party provided economic forecast used and qualitative factor adjustments. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our credit specialists, when performing audit procedures to evaluate the reasonableness of management's significant estimates and assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the ACL model included the following, among others:
•We tested the effectiveness of controls over the Company's ACL model including those over the determination of the qualitative adjustments and management's review of the adequacy of the ACL.
•With the assistance of our credit specialists, we evaluated the appropriateness of the ACL model, data elements utilized in the ACL model such as portfolio segmentation into loan pools, forecast and reversion to mean time periods, and economic forecasts, and evaluated reasonableness of the use of qualitative factor adjustments to the outputs of the modeled ACL.
•We evaluated the weighted economic forecast used including reasonableness and basis for the selected economic forecast by comparing to internal and external sources.
•We evaluated the qualitative factor adjustments including reasonableness and basis for the adjustments which include market and economic conditions and/or portfolio performance metrics.
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
November 23, 2022

We have served as the Company's auditor since 1974.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2022 and 2021 (Dollars in thousands, except per share amounts)

	2022	2021
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $27,467 and $24,289)	$49,194	$42,262
Available-for-sale ("AFS") securities, at estimated fair value (amortized cost of $1,768,490 and $2,008,456)	1,563,307	2,014,608
Loans receivable, net (allowance for credit losses ("ACL") of $16,371 and $19,823)	7,464,208	7,081,142
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	100,624	73,421
Premises and equipment, net	94,820	99,127
Income taxes receivable, net	1,266	—
Deferred income tax assets, net	33,884	—
Other assets	317,594	320,686
TOTAL ASSETS	$9,624,897	$9,631,246

LIABILITIES:
Deposits	$6,194,866	$6,597,396
Borrowings	2,132,154	1,582,850
Advances by borrowers	80,067	72,729
Income taxes payable, net	—	918
Deferred income tax liabilities, net	—	5,810
Other liabilities	121,311	129,270
Total liabilities	8,528,398	8,388,973

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 138,858,884 and 138,832,284 shares issued and outstanding as of September 30, 2022 and 2021, respectively	1,388	1,388
Additional paid-in capital	1,190,213	1,189,633
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(29,735)	(31,387)
Retained earnings	80,266	98,944
Accumulated other comprehensive (loss) income ("AOCI"), net of tax	(145,633)	(16,305)
Total stockholders' equity	1,096,499	1,242,273
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,624,897	$9,631,246

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 2022, 2021, and 2020 (Dollars in thousands, except per share amounts)

	2022	2021	2020
INTEREST AND DIVIDEND INCOME:
Loans receivable	$228,531	$229,897	$270,494
Mortgage-backed securities ("MBS")	19,406	21,399	23,009
Cash and cash equivalents	18,304	144	1,181
FHLB stock	10,031	3,916	5,827
Investment securities	3,268	2,825	4,467
Total interest and dividend income	279,540	258,181	304,978
INTEREST EXPENSE:
Borrowings	52,490	34,774	48,045
Deposits	34,456	48,406	67,598
Total interest expense	86,946	83,180	115,643
NET INTEREST INCOME	192,594	175,001	189,335
PROVISION FOR CREDIT LOSSES	(4,630)	(8,510)	22,300
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	197,224	183,511	167,035
NON-INTEREST INCOME:
Deposit service fees	13,798	12,282	11,285
Insurance commissions	2,947	3,030	2,487
Gain on sale of Visa Class B shares	—	7,386	—
Other non-interest income	6,085	5,388	5,827
Total non-interest income	22,830	28,086	19,599
NON-INTEREST EXPENSE:
Salaries and employee benefits	56,600	56,002	52,996
Information technology and related expense	18,311	17,922	16,974
Occupancy, net	14,370	14,045	13,870
Regulatory and outside services	6,192	5,764	5,762
Advertising and promotional	5,178	5,133	4,889
Federal insurance premium	3,020	2,545	914
Deposit and loan transaction costs	2,797	2,761	2,890
Office supplies and related expense	1,951	1,715	2,195
Loss on interest rate swap termination	—	4,752	—
Other non-interest expense	4,432	4,930	5,514
Total non-interest expense	112,851	115,569	106,004
INCOME BEFORE INCOME TAX EXPENSE	107,203	96,028	80,630
INCOME TAX EXPENSE	22,750	19,946	16,090
NET INCOME	$84,453	$76,082	$64,540

Basic earnings per share ("EPS")	$0.62	$0.56	$0.47
Diluted EPS	$0.62	$0.56	$0.47

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED SEPTEMBER 30, 2022, 2021, and 2020 (Dollars in thousands)

	2022	2021	2020
Net income	$84,453	$76,082	$64,540
Other comprehensive income (loss), net of tax:
Changes in unrealized gains/losses on AFS securities, net of taxes of $51,565, $6,116, and $(4,359)	(159,770)	(19,077)	13,578
Changes in unrealized gains/losses on cash flow hedges, net of taxes of $(9,824), $(6,153), and $4,875	30,442	19,277	(15,184)
Comprehensive (loss) income	$(44,875)	$76,282	$62,934

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2022, 2021, and 2020 (Dollars in thousands, except per share amounts)

		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at September 30, 2019	$1,414	$1,210,226	$(34,692)	$174,277	$(14,899)	$1,336,326

Net income, fiscal year 2020				64,540		64,540
Cumulative effect of adopting Accounting Standards Update ("ASU") 2016-02				88		88
Other comprehensive loss, net of tax					(1,606)	(1,606)
ESOP activity		336	1,652			1,988
Restricted stock activity, net		(19)				(19)
Stock-based compensation		570				570
Repurchase of common stock	(26)	(21,897)		(1,881)		(23,804)
Stock options exercised	1	637				638
Cash dividends to stockholders ($0.68 per share)				(93,862)		(93,862)
Balance at September 30, 2020	1,389	1,189,853	(33,040)	143,162	(16,505)	1,284,859

Cumulative effect of adopting ASU 2016-13				(2,288)		(2,288)
Net income, fiscal year 2021				76,082		76,082
Other comprehensive income, net of tax					200	200
ESOP activity		383	1,653			2,036
Restricted stock activity, net		(16)				(16)
Stock-based compensation		496				496
Repurchase of common stock	(1)	(1,407)		(122)		(1,530)
Stock options exercised		324				324
Cash dividends to stockholders ($0.87 per share)				(117,890)		(117,890)
Balance at September 30, 2021	1,388	1,189,633	(31,387)	98,944	(16,305)	1,242,273

Net income, fiscal year 2022				84,453		84,453
Other comprehensive loss, net of tax					(129,328)	(129,328)
ESOP activity		88	1,652			1,740
Restricted stock activity, net		(6)				(6)
Stock-based compensation		498				498
Cash dividends to stockholders ($0.76 per share)				(103,131)		(103,131)
Balance at September 30, 2022	$1,388	$1,190,213	$(29,735)	$80,266	$(145,633)	$1,096,499

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2022, 2021, and 2020 (Dollars in thousands)

	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$84,453	$76,082	$64,540
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(10,031)	(3,916)	(5,827)
Provision for credit losses	(4,630)	(8,510)	22,300
Originations of loans receivable held-for-sale ("LHFS")	(1,088)	(1,780)	—
Proceeds from sales of LHFS	1,113	1,825	—
Amortization and accretion of premiums and discounts on securities	4,967	6,206	1,661
Depreciation and amortization of premises and equipment	9,365	9,372	9,133
Amortization of intangible assets	1,372	1,578	1,964
Amortization of deferred amounts related to FHLB advances, net	1,804	1,582	539
Common stock committed to be released for allocation - ESOP	1,740	2,036	1,988
Stock-based compensation	498	496	570
Provision for deferred income taxes	2,047	(1,668)	(5,588)
Gain on the sale of Visa Class B shares	—	(7,386)	—
Changes in:
Unrestricted cash collateral received from derivative counterparties, net	12,050	—	—
Other assets, net	6,661	12,751	9,105
Income taxes payable/receivable, net	(2,197)	105	774
Other liabilities	(10,823)	(14,306)	(8,231)
Net cash provided by operating activities	97,301	74,467	92,928

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(88,026)	(1,079,351)	(1,007,763)
Proceeds from calls, maturities and principal reductions of AFS securities	323,025	594,294	667,952
Proceeds from the redemption of FHLB stock	302,243	25,386	10,421
Purchase of FHLB stock	(319,415)	(1,029)	—
Net change in loans receivable	(381,561)	132,800	191,359
Purchase of premises and equipment	(5,557)	(9,410)	(14,742)
Proceeds from sale of other real estate owned ("OREO")	692	194	993
Proceeds from the sale of Visa Class B shares	—	7,386	—
Proceeds from sale of assets held-for-sale	—	2,619	—
Proceeds from bank-owned life insurance ("BOLI") death benefit	1,023	443	490
Net cash used in investing activities	(167,576)	(326,668)	(151,290)

			(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2022, 2021, and 2020 (Dollars in thousands)

	2022	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(103,131)	(117,890)	(93,862)
Net change in deposits	(402,530)	405,988	609,541
Proceeds from borrowings	1,454,402	1,143,800	1,665,600
Repayments on borrowings	(906,902)	(1,346,800)	(2,112,600)
Change in advances by borrowers	7,338	7,008	35
Payment of FHLB prepayment penalties	—	(5,077)	(4,215)
Repurchase of common stock	—	(4,568)	(20,767)
Stock options exercised	—	324	638
Net cash provided by financing activities	49,177	82,785	44,370

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(21,098)	(169,416)	(13,992)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of year	70,292	239,708	253,700
End of year	$49,194	$70,292	$239,708

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$13,559	$13,057	$13,045
Interest payments	$83,833	$83,646	$118,610

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Operating lease right-of-use assets obtained	$—	$—	$16,841
Operating lease liabilities obtained	$—	$—	$16,726

See accompanying notes to consolidated financial statements.			(Concluded)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2022, 2021, and 2020

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

Basis of Presentation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. The Bank has two wholly owned subsidiaries, Capitol Funds, Inc. and Capital City Investments, Inc.  Capitol Funds, Inc. has a wholly-owned subsidiary, Capitol Federal Mortgage Reinsurance Company.  Capital City Investments, Inc. is a real estate and investment holding company. All intercompany accounts and transactions have been eliminated in consolidation.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates and assumptions.

Cash, Cash Equivalents and Restricted Cash - Cash, cash equivalents, and restricted cash reported in the statement of cash flows included cash and cash equivalents of $49.2 million and $42.3 million at September 30, 2022 and 2021, respectively, and included restricted cash of $28.0 million at September 30, 2021 which was included in other assets on the consolidated balance sheet. There was no restricted cash at September 30, 2022. The restricted cash relates to the collateral postings to/from the Bank's derivative counterparties associated with the Bank's interest rate swaps.  See additional discussion regarding the interest rate swaps in "Note 8. Deposits and Borrowed Funds."

Net Presentation of Cash Flows Related to Borrowings - At times, the Bank enters into certain FHLB advances with contractual maturities of 90 days or less. Cash flows related to these advances are reported on a net basis in the consolidated statements of cash flows.

Securities - Securities include MBS and agency debentures issued primarily by United States Government-Sponsored Enterprises ("GSEs"), including Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and the Federal Home Loan Banks, United States Government agencies, including Government National Mortgage Association (GNMA), corporate bonds, and municipal bonds. Securities are classified as held-to-maturity ("HTM"), AFS, or trading based on management's intention for holding the securities on the date of purchase. Generally, classifications are made in response to liquidity needs, asset/liability management strategies, and the market interest rate environment at the time of purchase.

Accrued interest receivable for all securities is reported in other assets on the consolidated balance sheet and totaled $4.2 million and $2.9 million at September 30, 2022 and 2021, respectively. The Company excludes accrued interest from the amortized cost of securities and does not measure ACL for accrued interest. Interest accrued but not received is reversed against interest income.

Securities that management has the intention and ability to hold to maturity are classified as HTM and reported at amortized cost. Such securities are adjusted for the amortization of premiums and discounts which are recognized as adjustments to interest income over the life of the securities using the level-yield method. At September 30, 2022 and 2021, the portfolio did not contain any securities classified as HTM.

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

Securities that are purchased and held principally for resale in the near future are classified as trading securities and are reported at fair value, with unrealized gains and losses included in non-interest income in the consolidated statements of income. During the fiscal years ended September 30, 2022 and 2021, neither the Company nor the Bank maintained a trading securities portfolio.

Allowance for Credit Losses on AFS Debt Securities - Management monitors AFS debt securities for impairment on an ongoing basis and performs a formal review quarterly. If an AFS debt security is in an unrealized loss position at the time of the quarterly review, the Company first assesses whether it intends to sell, or if it is more likely than not that it will be required to sell the security before recovery of its amortized cost. If either condition is met, the entire loss in fair value is recognized in current earnings. If neither condition is met, and the Company does not expect to recover the amortized cost basis, the Company determines whether the decline in fair value resulted from credit losses or other factors. In making this assessment, management considers the security structure, the cause(s) and severity of the loss, expectations of future performance including recent events specific to the issuer or industry including the issuer's financial condition and current ability to make future payments in a timely manner, and external credit ratings and recent downgrades in such ratings. Management's assessment involves a high degree of subjectivity and judgment that is based on information available at a point in time. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss has occurred, and an ACL is recorded. The ACL is limited by the amount that the fair value is less than the amortized cost basis.

Changes in the ACL on AFS debt securities are recorded as an increase or decrease in the provision for credit losses on the consolidated statements of income. Losses are charged against the ACL on securities when management believes the collectability of an AFS security is in doubt or when either of the conditions regarding intent or requirement to sell is met. Interest accrued on AFS debt securities but not received is also reversed against interest income. As of September 30, 2022 and 2021, the Company did not identify any credit losses related to the Company's AFS debt securities so there was no ACL on AFS debt securities as of those dates.

Loans Receivable - Loans receivable that management has the intention and ability to hold for the foreseeable future are carried at amortized cost, excluding accrued interest. Amortized cost is the amount of unpaid principal, net of undisbursed loan funds, unamortized premiums and discounts, and deferred loan fees and costs. Net loan fees and costs, and premiums and discounts are amortized as yield adjustments to interest income using the level-yield method. Loans are presented on the consolidated balance sheet net of the related ACL.

Interest on loans receivable is accrued based on the principal amount outstanding. Accrued interest receivable for loans is reported in other assets on the consolidated balance sheet and totaled $19.4 million and $18.7 million at September 30, 2022 and 2021, respectively. The Company does not calculate ACL for accrued interest. Interest accrued but not received is reversed against interest income.

Loan endorsements - Certain existing one- to four- family loan customers, including customers whose loans were purchased from a correspondent lender, have the opportunity, for a fee, to endorse their original loan terms to current loan terms being offered by the Bank, without being required to complete the standard application and underwriting process. The fee received for each endorsement is deferred and amortized as an adjustment to interest income over the life of the loan.  If the change in loan terms resulting from the endorsement is deemed to be more than minor, all existing unamortized deferred loan origination fees and costs are recognized at the time of endorsement.  If the change in loan terms is deemed to be minor, the fee received for the endorsement is added to the net remaining unamortized deferred fee or deferred cost balance.
Troubled debt restructurings - For borrowers experiencing financial difficulties, the Bank may grant a concession to the borrower.  Such concessions generally involve extensions of loan maturity dates, the granting of periods during which reduced payment amounts are required, and/or reductions in interest rates.  The Bank does not forgive principal or interest, nor does it commit to lend additional funds to these borrowers, except for situations generally involving the capitalization of delinquent interest and/or escrow on one- to four-family loans and consumer loans, not to exceed the original loan amount. In the case of commercial loans, the Bank generally does not forgive principal or interest or commit to lend additional funds unless the borrower provides additional collateral or other enhancements to improve the credit quality.

Delinquent loans - A loan is considered delinquent when payment has not been received within 30 days of its contractual due date. The number of days delinquent is determined by the number of scheduled payments that remain unpaid, assuming a period of 30 days between each scheduled payment.

Nonaccrual loans - The accrual of income on loans is generally discontinued when interest or principal payments are 90 days in arrears. We also report certain troubled debt restructuring ("TDR") loans as nonaccrual loans that are required to be reported as such pursuant to regulatory reporting requirements. Loans on which the accrual of income has been discontinued are designated as nonaccrual and outstanding interest previously accrued beyond 90 days delinquent is reversed, except in the case of commercial loans in which all delinquent accrued interest is reversed. A nonaccrual one- to four-family or consumer loan is returned to accrual status once the contractual payments have been made to bring the loan less than 90 days past due or, in the case of a TDR loan, the borrower has made the required consecutive loan payments. A nonaccrual commercial loan is returned to accrual status once the loan has been current for a minimum of six months, all fees and interest are paid current, the loan has a sufficient debt service coverage ratio, and the loan is well secured and within policy.

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

The primary credit risk characteristics inherent in the one- to four-family and consumer loan portfolios are a decline in economic conditions, such as elevated levels of unemployment or underemployment, and declines in residential real estate values. Any one or a combination of these events may adversely affect the ability of borrowers to repay their loans, resulting in increased delinquencies, non-performing assets, charge-offs, and provisions for credit losses. Although the commercial loan portfolio is subject to the same risk of declines in economic conditions, the primary risk characteristics inherent in this portfolio include the ability of the borrower to sustain sufficient cash flows from leases and business operations, the ability to control operational or business expenses to satisfy their contractual debt payments, and the ability to utilize personal or business resources to pay their contractual debt payments if the cash flows are not sufficient. Additionally, if the Bank were to repossess the secured collateral of a commercial real estate loan, the pool of potential buyers is more limited than that for a residential property. Therefore, the Bank could hold the property for an extended period of time, or be forced to sell at a discounted price, resulting in additional losses. Our commercial and industrial loans are primarily secured by accounts receivable, inventory and equipment, which may be difficult to appraise, may be illiquid and may fluctuate in value based on the success of the business.

For loans evaluated for credit losses on a pool basis, average historical loss rates are calculated for each pool using the Company's historical charge-offs, or peer data when the Company's own historical loss rates are not reflective of future loss expectations, and outstanding loan balances during a historical time period. The historical time periods can be different based on the individual pool and represent management's credit expectations for the pool of loans over the remaining contractual life. Generally, the historical time periods are at least one economic cycle. These historical loss rates are compared to historical data related to economic variables including national unemployment rate, changes in commercial real estate price index, changes in home values, and changes in the United States gross domestic product during the same time periods over which the historical loss rates were calculated, and a correlation is estimated using regression analysis. Each quarter, the Company's model pairs the results of the regression analysis with an economic forecast of these same macroeconomic variables, which is provided by a third party, in order to project future loss rates. The forecast is applied for a reasonable and supportable time period, as determined by management, before reverting back to long-term historical averages at the macroeconomic variable level using a straight-line method. The forecast-adjusted loss rate is applied to the loans over their remaining contractual lives, adjusted for expected prepayments and curtailments. The contractual term excludes expected extensions, renewals and modifications unless there is a reasonable expectation that a TDR will be executed. In the case of revolving lines of credit, since the rate of principal reduction is generally at the discretion of the borrower, remaining contractual lives are calculated by estimating future cash flows expected to be received from the borrower until the outstanding balance has been reduced to zero.

Using all of these inputs, the model generates aggregated estimated cash flows for the time period that remains in each loan's contractual life. These cash flows are discounted back to the reporting date using each loan's effective yield, to arrive at a present value of future cash flows. Each loan pool's ACL is equal to the aggregate shortage, if any, of the present value of future cash flows compared to the amortized cost basis of the loan pool.

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

Recent Accounting Pronouncements - In March 2022, the Financial Accounting Standards Board (FASB) issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, this ASU requires that an entity disclose current-period gross write-offs by year of origination for financing receivables within the scope of ASC 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost. This ASU is effective for the Company on October 1, 2023. While the adoption of this ASU is expected to result in enhanced disclosures, the Company does not expect the adoption of this ASU to have a material impact on the Company's consolidated financial condition and results of operations.

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

	For the Year Ended September 30,
	2022	2021	2020
	(Dollars in thousands, except per share amounts)
Net income	$84,453	$76,082	$64,540
Income allocated to participating securities	(45)	(50)	(52)
Net income available to common stockholders	$84,408	$76,032	$64,488

Total basic average common shares outstanding	135,700,447	135,481,232	137,896,704
Effect of dilutive stock options	—	14,363	4,484
Total diluted average common shares outstanding	135,700,447	135,495,595	137,901,188

Net EPS:
Basic	$0.62	$0.56	$0.47
Diluted	$0.62	$0.56	$0.47

Antidilutive stock options, excluded from the diluted average
common shares outstanding calculation	516,603	206,284	437,731

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS securities at the dates presented. The majority of the MBS and investment securities portfolios are composed of securities issued by GSEs.

	September 30, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$1,243,270	$365	$155,011	$1,088,624
GSE debentures	519,977	—	50,150	469,827
Corporate bonds	4,000	—	305	3,695
Municipal bonds	1,243	—	82	1,161
	$1,768,490	$365	$205,548	$1,563,307

	September 30, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$1,484,211	$18,690	$8,908	$1,493,993
GSE debentures	519,971	—	3,645	516,326
Municipal bonds	4,274	15	—	4,289
	$2,008,456	$18,705	$12,553	$2,014,608

The following tables summarize the estimated fair value and gross unrealized losses of those AFS securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	September 30, 2022
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$338,013	$22,563	$715,281	$132,448
GSE debentures	—	—	469,827	50,150
Corporate bonds	3,695	305	—	—
Municipal bonds	1,161	82	—	—
	$342,869	$22,950	$1,185,108	$182,598

	September 30, 2021
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$881,975	$8,843	$10,612	$65
GSE debentures	516,325	3,645	—	—
Municipal bonds	—	—	—	—
	$1,398,300	$12,488	$10,612	$65

The unrealized losses at September 30, 2022 were a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management did not record an ACL on securities in an unrealized loss position at September 30, 2022 because scheduled coupon payments have been made, management anticipates that the entire principal balance will be collected as scheduled, and neither does the Company intend to sell the securities, nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity.

The amortized cost and estimated fair value of AFS debt securities as of September 30, 2022, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without penalty. For this reason, MBS are not included in the maturity categories.

	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
One year or less	$210	$210
One year through five years	519,978	469,827
Five years through ten years	5,032	4,646
	525,220	474,683
MBS	1,243,270	1,088,624
	$1,768,490	$1,563,307

The following table presents the taxable and non-taxable components of interest income on investment securities for the periods presented.

	For the Year Ended September 30,
	2022	2021	2020
	(Dollars in thousands)
Taxable	$3,234	$2,710	$4,242
Non-taxable	34	115	225
	$3,268	$2,825	$4,467

The following table summarizes the carrying value of securities pledged as collateral for the obligations indicated below as of the dates presented.

	September 30,
	2022	2021
	(Dollars in thousands)
FHLB advances	$572,913	$—
Public unit deposits	125,496	264,885
Federal Reserve Bank of Kansas City ("FRB of Kansas City") borrowings	46,283	64,707
Commercial deposits	—	66,256
	$744,692	$395,848

During fiscal year 2021, the Company sold its Visa Class B shares. The proceeds and realized gain related to the sale of the Visa Class B shares were each $7.4 million. All other dispositions of securities during fiscal years 2022, 2021, and 2020 were the result of principal repayments, calls, or maturities.

4. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Loans receivable, net at September 30, 2022 and 2021 is summarized as follows:

	2022	2021
	(Dollars in thousands)
One- to four-family:
Originated	$3,988,469	$3,956,064
Correspondent purchased	2,201,886	2,003,477
Bulk purchased	147,939	173,662
Construction	66,164	39,142
Total	6,404,458	6,172,345
Commercial:
Commercial real estate	745,301	676,908
Commercial and industrial	79,981	66,497
Construction	141,062	85,963
Total	966,344	829,368
Consumer:
Home equity	92,203	86,274
Other	8,665	8,086
Total	100,868	94,360

Total loans receivable	7,471,670	7,096,073

Less:
ACL	16,371	19,823
Deferred loan fees/discounts	29,736	29,556
Premiums/deferred costs	(38,645)	(34,448)
	$7,464,208	$7,081,142

As of September 30, 2022 and 2021, the Bank serviced loans for others aggregating $49.8 million and $63.4 million, respectively. Such loans are not included in the accompanying consolidated balance sheets. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income includes servicing fees withheld from investors and certain charges collected from borrowers, such as late payment fees. The Bank held borrowers' escrow balances on loans serviced for others of $1.1 million and $1.4 million as of September 30, 2022 and 2021, respectively.

Lending Practices and Underwriting Standards - Originating and purchasing one- to four-family loans is the Bank's primary lending business. The Bank also originates consumer loans primarily secured by one- to four-family residential properties and originates and participates in commercial loans. The Bank has a loan concentration in one- to four-family loans and a geographic concentration of these loans in Kansas, Missouri, and Texas.

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

The following table sets forth, as of the dates indicated, the amortized cost of loans by class of financing receivable, year of origination or most recent credit decision, and loan classification. All revolving lines of credit are presented separately, regardless of origination year. Loans classified as doubtful or loss are individually evaluated for loss. At September 30, 2022 and September 30, 2021, there were no loans classified as doubtful, and all loans classified as loss were fully charged-off.

	September 30, 2022
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving
	Fiscal	Year	Year	Year	Year	Prior	Line of
	Year	2021	2020	2019	2018	Years	Credit	Total
	(Dollars in thousands)
One- to four-family:
Originated
Pass	$563,460	$930,019	$624,274	$281,342	$212,037	$1,406,444	$—	$4,017,576
Special Mention	47	457	1,111	518	428	7,641	—	10,202
Substandard	158	—	278	1,106	256	8,968	—	10,766
Correspondent purchased
Pass	494,854	651,363	273,626	69,752	104,150	627,390	—	2,221,135
Special Mention	—	—	—	355	1,186	1,197	—	2,738
Substandard	—	—	—	168	513	4,783	—	5,464
Bulk purchased
Pass	—	—	—	—	—	144,840	—	144,840
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3,637	—	3,637
	1,058,519	1,581,839	899,289	353,241	318,570	2,204,900	—	6,416,358
Commercial:
Commercial real estate
Pass	366,794	221,001	111,689	86,456	41,322	46,383	7,436	881,081
Special Mention	565	—	—	—	—	—	—	565
Substandard	436	—	594	221	239	30	—	1,520
Commercial and industrial
Pass	38,442	17,453	5,708	4,212	919	630	11,413	78,777
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	78	—	73	10	1,052	1,213
	406,237	238,454	118,069	90,889	42,553	47,053	19,901	963,156
Consumer:
Home equity
Pass	6,447	2,375	1,486	982	992	2,020	77,448	91,750
Special Mention	—	66	—	—	—	—	233	299
Substandard	—	—	—	18	—	3	331	352
Other
Pass	4,207	1,977	843	408	651	201	369	8,656
Special Mention	—	—	7	—	—	—	—	7
Substandard	1	—	—	—	—	—	—	1
	10,655	4,418	2,336	1,408	1,643	2,224	78,381	101,065

Total	$1,475,411	$1,824,711	$1,019,694	$445,538	$362,766	$2,254,177	$98,282	$7,480,579

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

	September 30, 2022
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving
	Fiscal	Year	Year	Year	Year	Prior	Line of
	Year	2021	2020	2019	2018	Years	Credit	Total
	(Dollars in thousands)
One- to four-family:
Originated
Current	$563,507	$930,476	$625,110	$282,598	$212,549	$1,417,268	$—	$4,031,508
30-89	—	—	553	—	64	3,506	—	4,123
90+/FC	158	—	—	368	108	2,279	—	2,913
Correspondent purchased
Current	494,854	651,363	273,626	70,107	105,336	629,150	—	2,224,436
30-89	—	—	—	—	—	1,117	—	1,117
90+/FC	—	—	—	168	513	3,103	—	3,784
Bulk purchased
Current	—	—	—	—	—	146,399	—	146,399
30-89	—	—	—	—	—	921	—	921
90+/FC	—	—	—	—	—	1,157	—	1,157
	1,058,519	1,581,839	899,289	353,241	318,570	2,204,900	—	6,416,358
Commercial:
Commercial real estate
Current	367,795	221,001	111,689	86,456	41,322	46,383	7,436	882,082
30-89	—	—	—	—	—	—	—	—
90+/FC	—	—	594	221	239	30	—	1,084
Commercial and industrial
Current	38,442	17,453	5,786	4,212	919	630	12,465	79,907
30-89	—	—	—	—	—	—	—	—
90+/FC	—	—	—	—	73	10	—	83
	406,237	238,454	118,069	90,889	42,553	47,053	19,901	963,156
Consumer:
Home equity
Current	6,447	2,441	1,429	1,000	980	1,999	77,633	91,929
30-89	—	—	57	—	12	24	226	319
90+/FC	—	—	—	—	—	—	153	153
Other
Current	4,205	1,964	844	404	651	201	368	8,637
30-89	2	13	6	4	—	—	1	26
90+/FC	1	—	—	—	—	—	—	1
	10,655	4,418	2,336	1,408	1,643	2,224	78,381	101,065

Total	$1,475,411	$1,824,711	$1,019,694	$445,538	$362,766	$2,254,177	$98,282	$7,480,579

	September 30, 2021
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Revolving
	Year	Year	Year	Year	Year	Prior	Line of
	2021	2020	2019	2018	2017	Years	Credit	Total
	(Dollars in thousands)
One- to four-family:
Originated
Current	$958,482	$706,970	$327,408	$251,524	$281,341	$1,445,992	$—	$3,971,717
30-89	—	—	—	51	—	4,091	—	4,142
90+/FC	—	—	116	—	192	3,369	—	3,677
Correspondent purchased
Current	630,977	334,042	88,413	136,572	162,017	668,685	—	2,020,706
30-89	760	—	—	—	921	948	—	2,629
90+/FC	—	—	169	504	—	2,584	—	3,257
Bulk purchased
Current	—	—	—	—	—	170,809	—	170,809
30-89	—	—	—	—	—	555	—	555
90+/FC	—	—	—	—	—	3,003	—	3,003
	1,590,219	1,041,012	416,106	388,651	444,471	2,300,036	—	6,180,495
Commercial:
Commercial real estate
Current	323,491	149,244	94,972	61,651	38,962	84,957	5,231	758,508
30-89	—	—	—	—	—	37	—	37
90+/FC	—	627	225	232	—	—	—	1,084
Commercial and industrial
Current	32,651	10,168	6,988	2,212	1,155	595	12,474	66,243
30-89	—	—	—	—	—	—	—	—
90+/FC	—	—	—	87	48	—	—	135
	356,142	160,039	102,185	64,182	40,165	85,589	17,705	826,007
Consumer:
Home equity
Current	3,295	2,218	1,465	1,575	536	2,357	73,958	85,404
30-89	—	—	—	—	—	121	375	496
90+/FC	—	60	—	—	—	4	421	485
Other
Current	3,491	1,631	1,088	944	465	105	339	8,063
30-89	—	—	2	—	—	—	—	2
90+/FC	—	3	6	1	3	—	—	13
	6,786	3,912	2,561	2,520	1,004	2,587	75,093	94,463

Total	$1,953,147	$1,204,963	$520,852	$455,353	$485,640	$2,388,212	$92,798	$7,100,965

Delinquent and Nonaccrual Loans - The following tables present the amortized cost, at the dates indicated, by class, of loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total loans. At September 30, 2022 and 2021, all loans 90 or more days delinquent were on nonaccrual status.

	September 30, 2022
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Amortized
	Delinquent	in Foreclosure	Loans	Loans	Cost
	(Dollars in thousands)
One- to four-family:
Originated	$4,123	$2,913	$7,036	$4,031,508	$4,038,544
Correspondent purchased	1,117	3,784	4,901	2,224,436	2,229,337
Bulk purchased	921	1,157	2,078	146,399	148,477
Commercial:
Commercial real estate	—	1,084	1,084	882,082	883,166
Commercial and industrial	—	83	83	79,907	79,990
Consumer:
Home equity	319	153	472	91,929	92,401
Other	26	1	27	8,637	8,664
	$6,506	$9,175	$15,681	$7,464,898	$7,480,579

	September 30, 2021
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Amortized
	Delinquent	in Foreclosure	Loans	Loans	Cost
	(Dollars in thousands)
One- to four-family:
Originated	$4,142	$3,677	$7,819	$3,971,717	$3,979,536
Correspondent purchased	2,629	3,257	5,886	2,020,706	2,026,592
Bulk purchased	555	3,003	3,558	170,809	174,367
Commercial:
Commercial real estate	37	1,084	1,121	758,508	759,629
Commercial and industrial	—	135	135	66,243	66,378
Consumer:
Home equity	496	485	981	85,404	86,385
Other	2	13	15	8,063	8,078
	$7,861	$11,654	$19,515	$7,081,450	$7,100,965

The amortized cost of mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of September 30, 2022 and 2021 was $2.0 million and $799 thousand, respectively, which is included in loans 90 or more days delinquent or in foreclosure in the tables above.   The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure was $328 thousand at September 30, 2022 and $170 thousand at September 30, 2021.

The following table presents the amortized cost at September 30, 2022 and September 30, 2021, by class, of loans classified as nonaccrual. Additionally, the amortized cost of nonaccrual loans that had no related ACL is presented all of which were individually evaluated for loss and any identified losses have been charged off.

	2022		2021
	Nonaccrual Loans	Nonaccrual Loans with No ACL	Nonaccrual Loans	Nonaccrual Loans with No ACL
	(Dollars in thousands)
One- to four-family:
Originated	$3,135	$1,018	$4,965	$2,237
Correspondent purchased	3,784	304	3,257	307
Bulk purchased	1,157	630	3,134	1,564
Commercial:
Commercial real estate	1,084	449	1,496	485
Commercial and industrial	161	161	134	86
Consumer:
Home equity	172	19	494	84
Other	1	—	13	—
	$9,494	$2,581	$13,493	$4,763

TDRs - The following tables present the amortized cost for the years ended September 30, 2022 and 2021 and the recorded investment for the year ended September 30, 2020, which was prior to the adoption of ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments ("CECL"), prior to restructuring and immediately after restructuring in all loans restructured during the years presented. These tables do not reflect the amortized cost at the end of the periods indicated. Any increase in the amortized cost at the time of the restructuring was generally due to the capitalization of delinquent interest and/or escrow balances.

	For the Year Ended September 30, 2022
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family:
Originated	3	$156	$156
Correspondent purchased	—	—	—
Bulk purchased	—	—	—
Commercial:
Commercial real estate	—	—	—
Commercial and industrial	2	124	124
Consumer:
Home equity	1	19	19
Other	—	—	—
	6	$299	$299

For the Year Ended September 30, 2021
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
(Dollars in thousands)
One- to four-family:
Originated	7	$1,685	$1,576
Correspondent purchased	—	—	—
Bulk purchased	—	—	—
Commercial:
Commercial real estate	—	—	—
Commercial and industrial	—	—	—
Consumer:
Home equity	—	—	—
Other	—	—	—
	7	$1,685	$1,576

	For the Year Ended September 30, 2020
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family:
Originated	5	$241	$242
Correspondent purchased	1	192	191
Bulk purchased	1	75	134
Commercial:
Commercial real estate	1	837	837
Commercial and industrial	1	1,683	1,709
Consumer:
Home equity	2	45	44
Other	—	—	—
	11	$3,073	$3,157

The following table provides information on TDRs that became delinquent during the periods presented within 12 months after being restructured.

	For the Years Ended
	September 30, 2022		September 30, 2021		September 30, 2020
	Number of	Amortized	Number of	Amortized	Number of	Recorded
	Contracts	Cost	Contracts	Cost	Contracts	Investment
	(Dollars in thousands)
One- to four-family:
Originated	2	$697	—	$—	1	$38
Correspondent purchased	—	—	—	—	—	—
Bulk purchased	—	—	—	—	1	134
Commercial:
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer:
Home equity	1	19	—	—	1	9
Other	—	—	—	—	—	—
	3	$716	—	$—	3	$181

Impaired Loans - The following information pertains to impaired loans, by class, for the year ended September 30, 2020 (prior to the adoption of CECL). Prior to the adoption of CECL, a loan was considered impaired when, based on current information and events, it was probable that the Bank would be unable to collect all amounts due, including principal and interest, according to the original contractual terms of the loan agreement.

	With no related allowance recorded		With an allowance recorded		Total
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
One- to four-family:
Originated	$13,918	$606	$—	$—	$13,918	$606
Correspondent purchased	1,878	73	—	—	1,878	73
Bulk purchased	4,720	179	—	—	4,720	179
Commercial:
Commercial real estate	725	15	51	—	776	15
Commercial and industrial	41	—	1,413	91	1,454	91
Consumer:
Home equity	318	20	—	—	318	20
Other	—	—	—	—	—	—
	$21,600	$893	$1,464	$91	$23,064	$984

Allowance for Credit Losses - The following is a summary of ACL activity, by loan portfolio segment, for the periods presented. Activity during fiscal year 2020 occurred prior to the adoption of CECL.

	For the Year Ended September 30, 2022
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$1,612	$2,062	$304	$3,978	$15,652	$193	$19,823
Charge-offs	(9)	—	—	(9)	(40)	(21)	(70)
Recoveries	138	—	—	138	101	17	256
Provision for credit losses	325	672	(98)	899	(4,593)	56	(3,638)
Ending balance	$2,066	$2,734	$206	$5,006	$11,120	$245	$16,371

The decrease in ACL during the current year was primarily a result of a negative provision for credit losses due to a reduction in commercial loan qualitative factors, partially offset by an increase in ACL related to loan growth and a less favorable economic forecast compared to the prior year.

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

The key assumptions in the Company's ACL model at September 30, 2022 include the economic forecast, the forecast and reversion to mean time periods, and prepayment and curtailment assumptions. Management also considered certain qualitative factors when evaluating the adequacy of the ACL at September 30, 2022. The key assumptions utilized in estimating the Company's ACL at September 30, 2022 are discussed below.
•Economic Forecast - Management considered several economic forecasts provided by a third party and selected a weighted economic forecast that was the most appropriate considering the facts and circumstances at September 30, 2022. The forecasted economic indices applied to the model at September 30, 2022 were the national unemployment rate, changes in commercial real estate price index, changes in home values, and changes in the U.S. gross domestic product. The economic index most impactful to all loan pools within the model at September 30, 2022 was the national unemployment rate. The forecasted national unemployment rate in the economic scenario selected by management at September 30, 2022 had the national unemployment rate gradually increasing to 4.7% at September 30, 2023 which was the end of our four quarter forecast time period.
•Forecast and reversion to mean time periods - The forecasted time period and the reversion to mean time period were each four quarters for all of the economic indices at September 30, 2022.
•Prepayment and curtailment assumptions - The assumptions used at September 30, 2022 were generally based on actual historical prepayment and curtailment speeds for each respective loan pool in the model.
•Qualitative factors - The qualitative factors applied by management at September 30, 2022 included the following:
◦The economic uncertainties related to the unemployment rate, the labor force composition, and the labor participation rate that are not captured in the economic forecasts; and
◦Other management considerations related to commercial real estate loans that were not captured via the model.

Reserve for Off-Balance Sheet Credit Exposures - The following is a summary of the changes in reserve for off-balance sheet credit exposures during the periods indicated. At September 30, 2022 and 2021, the Bank's off-balance sheet credit exposures totaled $992.6 million and $883.8 million, respectively. The negative provision for credit losses in the current year was due primarily to a reduction in the commercial loan qualitative factors, partially offset by growth in commercial construction exposures.

For the Year Ended		For the Year Ended
September 30, 2022		September 30, 2021
(Dollars in thousands)
Beginning balance	$5,743	Beginning balance	$—
Provision for credit losses	(992)	Adoption of CECL	7,788
Ending balance	$4,751	Balance at October 1, 2020	7,788
		Provision for credit losses	(2,045)
		Ending balance	$5,743

5. PREMISES, EQUIPMENT AND LEASES
A summary of the net carrying value of premises and equipment at September 30, 2022 and 2021 was as follows:

	2022	2021
	(Dollars in thousands)
Land	$16,222	$15,706
Building and improvements	122,196	120,065
Furniture, fixtures and equipment	49,795	57,129
Total premises and equipment	188,213	192,900
Less accumulated depreciation	93,393	93,773
Premises and equipment, net	$94,820	$99,127

During fiscal year 2021, management decided to relocate one of the Bank's branches. As a result, the Company classified as held-for-sale and subsequently sold the property where the branch was previously located. The sale of this property resulted in a loss of $940 thousand, which was included in other non-interest expense on the consolidated statements of income.

The Company leases real estate for branches, ATMs, and certain equipment. These leases have remaining terms that range from five months to 45 years, some of which include exercising renewal options that the Company considers to be reasonably certain. As of September 30, 2022, a right-of-use asset of $11.6 million was included in other assets and a lease liability of $11.8 million was included in other liabilities on the consolidated balance sheets. As of September 30, 2022, for the Company's operating leases, the weighted average remaining lease term was 24.7 years and the weighted average discount rate was 2.54%.

The following table presents lease expenses and supplemental cash flow information related to the Company's leases for the years indicated.

	For the Year Ended September 30,
	2022	2021	2020
	(Dollars in thousands)
Operating lease expense	$1,397	$1,404	$1,511
Variable lease expense	164	176	201
Short-term lease expense	2	2	17
Cash paid for amounts included in the measurement of lease liabilities	1,312	1,301	1,357

The following table presents future minimum payments, rounded to the nearest thousand, for operating leases with initial or remaining terms in excess of one year as of September 30, 2022 (dollars in thousands):

Fiscal year 2023	$1,113
Fiscal year 2024	993
Fiscal year 2025	759
Fiscal year 2026	711
Fiscal year 2027	667
Thereafter	12,809
Total future minimum lease payments	17,052
Amounts representing interest	(5,239)
Present value of net future minimum lease payments	$11,813

6. LOW INCOME HOUSING PARTNERSHIPS
The Bank's investment in low income housing partnerships, which is included in other assets in the consolidated balance sheets, was $111.9 million and $101.2 million at September 30, 2022 and 2021, respectively.  The Bank's obligations related to unfunded commitments, which are included in other liabilities in the consolidated balance sheets, were $57.9 million and $51.6 million at September 30, 2022 and 2021, respectively. The majority of the commitments at September 30, 2022 are projected to be funded through the end of calendar year 2025.

For fiscal year 2022, the net income tax benefit associated with these investments, which consists of proportional amortization expense and affordable housing tax credits and other related tax benefits, was reported in income tax expense in the consolidated statements of income. The amount of proportional amortization expense recognized during fiscal years 2022, 2021 and 2020 was $9.3 million, $8.4 million and $7.9 million, respectively, and the amount of affordable housing tax credits and other related tax benefits was $11.6 million, $10.5 million and $9.8 million, respectively, resulting in a net income tax benefit of $2.3 million, $2.1 million and $1.9 million, respectively. There were no impairment losses during fiscal years 2022, 2021, or 2020 resulting from the forfeiture or ineligibility of tax credits or other circumstances.

7. INTANGIBLE ASSETS
Changes in the carrying amount of the Company's intangible assets associated with an acquisition in 2018, which are included in other assets on the consolidated balance sheet, are presented in the following table.

		Core Deposit and
	Goodwill	Other Intangibles
	(Dollars in thousands)
Balance at September 30, 2019	$9,324	$7,503
Less: Amortization	—	(1,964)
Balance at September 30, 2020	9,324	5,539
Less: Amortization	—	(1,578)
Balance at September 30, 2021	9,324	3,961
Less: Amortization	—	(1,372)
Balance at September 30, 2022	$9,324	$2,589

As of September 30, 2022, there was no impairment recorded on goodwill or other intangible assets.

The estimated amortization expense for the next five years related to the core deposit and other intangible assets as of September 30, 2022 is presented in the following table (dollars in thousands):

2023	$1,069
2024	774
2025	523
2026	223
2027	—

8. DEPOSITS AND BORROWED FUNDS
Deposits - Non-interest-bearing deposits totaled $591.4 million and $543.8 million as of September 30, 2022 and 2021, respectively. Certificates of deposit with a minimum denomination of $250 thousand were $334.3 million and $597.4 million as of September 30, 2022 and 2021, respectively. Deposits in excess of $250 thousand may not be fully insured by the Federal Deposit Insurance Corporation.

Borrowings - FHLB borrowings at September 30, 2022 consisted of $2.06 billion in FHLB advances, of which $1.70 billion were fixed-rate advances and $365.0 million were variable-rate advances, and $75.0 million was borrowed against the variable-rate FHLB line of credit. FHLB borrowings at September 30, 2021 consisted of $1.58 billion in FHLB advances, of which $1.23 billion were fixed-rate advances and $365.0 million were variable-rate advances, and no borrowings against the variable-rate FHLB line of credit. Additionally, the Bank is authorized to borrow from the Federal Reserve Bank's "discount window."

FHLB advances at September 30, 2022 and 2021 were comprised of the following:

	2022	2021
	(Dollars in thousands)
FHLB advances	$2,062,500	$1,590,000
Deferred prepayment penalty	(5,346)	(7,150)
	$2,057,154	$1,582,850

Weighted average contractual interest rate on FHLB advances	2.42%	1.18%
Weighted average effective interest rate on FHLB advances(1)	2.44	1.88

(1)The effective interest rate includes the net impact of deferred amounts and interest rate swaps related to the adjustable-rate FHLB advances.

At both September 30, 2022 and 2021, the Bank had entered into interest rate swap agreements with a total notional amount of $365.0 million in order to hedge the variable cash flows associated with $365.0 million of adjustable-rate FHLB advances. At September 30, 2022 and 2021, the interest rate swap agreements had an average remaining term to maturity of 3.1 years and 4.1 years, respectively. The interest rate swaps were designated as cash flow hedges and involved the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the interest rate swap agreements. At September 30, 2022, the interest rate swaps were in a gain position with a total fair value of $12.5 million which was reported in other assets on the consolidated balance sheet. At September 30, 2021, the interest rate swaps were in a loss position with a total fair value of $27.7 million which was reported in other liabilities on the consolidated balance sheet. During fiscal year 2022, $5.1 million was reclassified from AOCI as an increase to interest expense. During fiscal year 2021, $13.6 million was reclassified from AOCI. Of this amount, $10.0 million was recognized as an increase to interest expense and $3.6 million, net of tax, was reclassified as a result of the termination of the related interest rate swaps, as discussed below, and reported in the loss on interest rate swap termination line item within the consolidated statements of operations. At September 30, 2022, the Company estimated that $5.8 million of interest expense associated with the interest rate swaps would be reclassified from AOCI as a decrease to interest expense on FHLB borrowings during the next 12 months. The Bank has minimum collateral posting thresholds with its derivative counterparties and posts collateral on a daily basis. The Bank held cash collateral of $12.1 million at September 30, 2022 and posted cash collateral of $28.0 million at September 30, 2021.

During the current year, the Bank utilized a leverage strategy (the "leverage strategy") to increase earnings. The leverage strategy involved borrowing up to $2.60 billion by entering into short-term FHLB advances, with all of the balance being paid down at each quarter end, or earlier if the strategy is not profitable. The proceeds of the borrowings, net of the required FHLB stock holdings, were deposited at the FRB of Kansas City.

During the prior year, the Bank terminated interest rate swaps with a notional amount of $200.0 million which were tied to FHLB advances totaling $200.0 million. The interest rate swaps were designated as cash flow hedges and involved the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the interest rate swap agreements. Since it was management's intention to prepay the related FHLB advances, it was no longer probable that the original forecasted transactions subject to the cash flow hedges would occur. Therefore, the termination of the interest rate swaps resulted in the reclassification of unrealized losses, net of tax, totaling $3.6 million ($4.8 million pretax) from AOCI into earnings.
During the prior year, the Bank prepaid fixed-rate FHLB advances totaling $400.0 million with a weighted average contractual interest rate of 1.29% and a weighted average remaining term of 0.9 years, and replaced these advances with fixed-rate FHLB advances totaling $400.0 million with a weighted average contractual interest rate of 0.80% and a weighted average term of 5.0 years. The Bank paid penalties of $5.1 million to FHLB as a result of prepaying these FHLB advances. The weighted average effective interest rate of the new advances was 1.03%. The majority of the prepayment penalties are being recognized in interest expense over the life of the new FHLB advances.

FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB and certain securities, when necessary. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of a borrowing institution's regulatory total assets without the pre-approval of FHLB senior management. In July 2022, the president of FHLB approved an increase, through July 2023, in the Bank's FHLB borrowing limit to 50% of Bank Call Report total assets. At September 30, 2022, the ratio of the par value of the Bank's FHLB borrowings to the Bank's Call Report total assets was 22%.

Scheduled Repayment of Borrowed Funds and Maturity of Certificates of Deposit - The following table presents the scheduled repayment of FHLB advances, at par, and the maturity of certificates of deposit as of September 30, 2022. Excluded from the table is $75.0 million borrowed against the FHLB line of credit at September 30, 2022, which does not have a scheduled repayment date. With the exception of amortizing advances, FHLB advances are payable at maturity. At September 30, 2022, the Bank's FHLB advances had maturities ranging from March 2023 to June 2028.

	FHLB	Certificates
	Advances	of Deposit
	Amount	Amount
	(Dollars in thousands)
2023	$329,672	$1,186,742
2024	519,672	469,700
2025	479,672	207,145
2026	404,672	297,133
2027	227,172	42,395
Thereafter	101,640	638
	$2,062,500	$2,203,753

9. INCOME TAXES
Income tax expense for the years ended September 30, 2022, 2021, and 2020 consisted of the following:

	2022	2021	2020
	(Dollars in thousands)
Current:
Federal	$17,105	$17,586	$17,610
State	3,598	4,028	4,068
	20,703	21,614	21,678
Deferred:
Federal	1,632	(1,405)	(4,857)
State	415	(263)	(731)
	2,047	(1,668)	(5,588)
	$22,750	$19,946	$16,090

The Company's effective tax rates were 21.2%, 20.8%, and 20.0% for the years ended September 30, 2022, 2021, and 2020, respectively. The differences between such effective rates and the statutory Federal income tax rate computed on income before income tax expense resulted from the following:

	2022		2021		2020
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Federal income tax expense
computed at statutory Federal rate	$22,513	21.0%	$20,166	21.0%	$16,932	21.0%
Increases (decreases) in taxes resulting from:
State taxes, net of Federal tax effect	3,399	3.2	3,102	3.2	2,626	3.3
Low income housing tax credits, net	(2,238)	(2.1)	(2,085)	(2.1)	(1,897)	(2.4)
ESOP related expenses, net	(641)	(0.6)	(662)	(0.7)	(525)	(0.6)
Acquired BOLI policies	—	—	—	—	(636)	(0.8)
Other	(283)	(0.3)	(575)	(0.6)	(410)	(0.5)
	$22,750	21.2%	$19,946	20.8%	$16,090	20.0%

The components of the net deferred income tax assets (liabilities) as of September 30, 2022 and 2021 were as follows:

	2022	2021
	(Dollars in thousands)
Deferred income tax assets:
Unrealized loss on AFS securities	$50,064	$—
ACL	3,438	4,163
Lease liabilities	2,883	3,129
Salaries, deferred compensation and employee benefits	2,044	2,017
ESOP compensation	1,472	1,422
Reserve for off-balance sheet credit exposures	1,159	1,402
Low income housing partnerships	337	522
Net purchase discounts related to acquired loans	102	287
Unrealized loss on interest rate swaps	—	6,763
Other	891	417
Gross deferred income tax assets	62,390	20,122

Valuation allowance	(80)	(72)
Gross deferred income tax asset, net of valuation allowance	62,310	20,050

Deferred income tax liabilities:
FHLB stock dividends	14,590	12,563
Premises and equipment	3,614	4,256
ACL	3,145	2,892
Unrealized gain on interest rate swaps	3,061	—
Lease right-of-use assets	2,821	3,088
Deposit intangible	692	1,047
Unrealized gain on AFS securities	—	1,501
Other	503	513
Gross deferred income tax liabilities	28,426	25,860

Net deferred tax assets (liabilities)	$33,884	$(5,810)

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

The Company assesses the available positive and negative evidence surrounding the recoverability of its deferred tax assets and applies its judgment in estimating the amount of valuation allowance necessary under the circumstances.  At September 30, 2022 and 2021, the Company had a valuation allowance of $80 thousand and $72 thousand, respectively, related to the net operating losses generated by the Company's consolidated Kansas corporate income tax return as management believes there will not be sufficient taxable income to fully utilize these deferred tax assets. For this reason, a valuation allowance was recorded for the related amounts at September 30, 2022 and 2021. No additional valuation allowances were recorded for the Company's other deferred tax assets as management believes it is more likely than not that these amounts will be realized through the reversal of the Company's existing taxable temporary differences and projected future taxable income.

ASC 740 Income Taxes prescribes a process by which a tax position taken, or expected to be taken, on an income tax return is determined based upon the technical merits of the position, along with whether the tax position meets a more-likely-than-not-recognition threshold, to determine the amount, if any, of unrecognized tax benefits to recognize in the financial statements. Estimated penalties and interest related to unrecognized tax benefits are included in income tax expense in the consolidated statements of income. For the years ended September 30, 2022, 2021, and 2020 the Company had no unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and the state of Kansas, as well as other states where it has either established nexus under an economic nexus theory or has exceeded enumerated nexus thresholds based on the amount of interest income derived from sources within a given state. With few exceptions, the Company is no longer subject to U.S. federal and state examinations by tax authorities for fiscal years ending before 2019.

10. EMPLOYEE STOCK OWNERSHIP PLAN
The ESOP trust acquired 3,024,574 shares (6,846,728 shares post-corporate reorganization) of common stock in the Company's initial public offering and 4,726,000 shares of common stock in the Company's corporate reorganization in December 2010. Both acquisitions of common stock were made with proceeds from loans from the Company, secured by shares of the Company's stock purchased in each offering. The Bank has agreed to make cash contributions to the ESOP trust on an annual basis sufficient to enable the ESOP trust to make the required annual loan payments to the Company on September 30 of each year. The loan for the shares acquired in the initial public offering matured on September 30, 2013. The loan for the shares acquired in the corporate reorganization matures on September 30, 2040.

As annual loan payments are made on each September 30th, shares are released from collateral and allocated to qualified employees based on the proportion of their qualifying compensation to total qualifying compensation. On September 30, 2022, 165,198 shares were released from collateral.  On September 30, 2023, 165,198 shares will be released from collateral. As ESOP shares are committed to be released from collateral, the Company records compensation expense.  Dividends on unallocated ESOP shares are applied to the debt service payments of the loan secured by the unallocated shares. Dividends on unallocated ESOP shares in excess of the debt service payment are recorded as compensation expense and distributed to participants or participants' ESOP accounts.  Compensation expense related to the ESOP was $1.7 million for the year ended September 30, 2022, $2.3 million for the year ended September 30, 2021, and $2.0 million for the year ended September 30, 2020.  Of these amounts, $88 thousand, $383 thousand, and $336 thousand related to the difference between the market price of the Company's stock when the shares were acquired by the ESOP trust and the average market price of the Company's stock during the years ended September 30, 2022, 2021, and 2020, respectively. There was no compensation expense for dividends on unallocated ESOP shares in excess of the debt service payments for the years ended September 30, 2022 or 2020; for the year ended September 30, 2021, the amount of dividends on unallocated ESOP shares in excess of the debt service payments was $219 thousand.

Shares may be withdrawn from the ESOP trust due to diversification (a participant may begin to diversify at least 25% of their ESOP shares at age 50), retirement, termination, or death of the participant. The following is a summary of shares held in the ESOP trust as of September 30, 2022 and 2021:

	2022	2021
	(Dollars in thousands)
Allocated ESOP shares	4,276,467	4,168,102
Unreleased ESOP shares	2,973,564	3,138,762
Total ESOP shares	7,250,031	7,306,864

Fair value of unreleased ESOP shares	$24,681	$36,064

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

Stock Option Plans – There are currently 61,565 stock options outstanding as a result of grants awarded from the Stock Option Plan. The Equity Incentive Plan had 5,907,500 stock options originally eligible to be granted and, as of September 30, 2022, the Company had 4,378,029 stock options still available for future grants under this plan. The Equity Incentive Plan will expire on January 24, 2027 and no additional grants may be made after expiration, but awards granted under this plan remain outstanding until they are individually vested, forfeited, or expire.

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

At September 30, 2022, the Company had 381,374 stock options outstanding with a weighted average exercise price of $12.51 per option and a weighted average contractual life of 3.3 years, all of which were exercisable. The exercise price may be paid in cash, shares of common stock, or a combination of both. New shares are issued by the Company upon the exercise of stock options.

Restricted Stock Plans – The Equity Incentive Plan had 2,363,000 shares originally eligible to be granted as restricted stock and, as of September 30, 2022, the Company had 1,585,719 shares available for future grants of restricted stock under this plan. This plan will expire on January 24, 2027 and no additional grants may be made after expiration, but awards granted under this plan remain outstanding until they are individually vested or forfeited. The vesting period of the restricted stock awards under the Equity Incentive Plan has generally ranged from 3 years to 5 years. At September 30, 2022, the Company had 69,950 unvested shares of restricted stock with a weighted average grant date fair value of $12.26 per share.

Compensation expense is calculated based on the fair market value of the common stock at the date of the grant, as defined by the plan, and is recognized over the vesting period. Compensation expense attributable to restricted stock awards during the years ended September 30, 2022, 2021, and 2020 totaled $492 thousand, $480 thousand, and $540 thousand, respectively. The fair value of restricted stock that vested during the years ended September 30, 2022, 2021, and 2020 totaled $408 thousand, $441 thousand, and $535 thousand, respectively. As of September 30, 2022, there was $541 thousand of unrecognized compensation cost related to unvested restricted stock to be recognized over a weighted average period of 2.5 years.

12. COMMITMENTS AND CONTINGENCIES
The following table summarizes the Bank's loan commitments as of September 30, 2022 and 2021:

	2022	2021
	(Dollars in thousands)
Originate fixed-rate	$103,618	$85,492
Originate adjustable-rate	73,749	52,288
Purchase/participate fixed-rate	74,490	124,128
Purchase/participate adjustable-rate	73,461	6,767
	$325,318	$268,675

Commitments to originate loans are commitments to lend to a customer. Commitments to purchase/participate in loans represent commitments to purchase loans from correspondent lenders on a loan-by-loan basis or participate in commercial loans with a lead bank. The Bank evaluates each borrower's creditworthiness on a case-by-case basis. Commitments generally have expiration dates or other termination clauses, and one- to four-family loan commitments may require the payment of a fee. Some of the commitments are expected to expire without being fully drawn upon; therefore, the amount of total commitments disclosed in the table above does not necessarily represent future cash requirements. As of September 30, 2022 and 2021, there were no significant loan-related commitments that met the definition of derivatives or commitments to sell mortgage loans. As of September 30, 2022 and 2021, the Bank had approved but unadvanced lines of credit of $282.4 million and $287.9 million, respectively.

In the normal course of business, the Company and the Bank are named defendants in various lawsuits and counterclaims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company's consolidated financial statements for the year ended September 30, 2022, or future periods.

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

The Bank and the Company must maintain certain minimum capital ratios as set forth in the table below for capital adequacy purposes. Effective January 1, 2020, the regulatory agencies, including the Office of the Comptroller of Currency and the Board of Governors of the Federal Reserve System ("FRB"), created a community bank leverage ratio ("CBLR") for institutions with total consolidated assets of less than $10 billion and that meet other qualifying criteria. Qualifying institutions that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules and to have met the well-capitalized ratio requirements. Management elected to use the CBLR framework for the Bank and Company as of the effective date. In April 2020, as directed by Section 4012 of the Coronavirus Aid, Relief, and Economic Security (CARES) Act, the regulatory agencies introduced temporary changes to the CBLR. These changes, which subsequently were adopted as a final rule, temporarily reduced the CBLR requirement to 8% through the end of calendar year 2020. Beginning in calendar year 2021, the CBLR requirement increased to 8.5%, and the requirement returned to 9% in calendar year 2022.

Management believes, as of September 30, 2022, that the Bank and Company meet all capital adequacy requirements to which they are subject and there were no conditions or events subsequent to September 30, 2022 that would change the Bank's or Company's category.

			For Capital
	Actual		Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2022
Bank	$1,090,222	9.0%	$1,090,015	9.0%
Company	1,230,851	10.2	1,089,869	9.0

As of September 30, 2021
Bank	1,114,325	11.5	822,194	8.5
Company	1,246,259	12.9	822,053	8.5

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

In conjunction with the Company's corporate reorganization in December 2010, a "liquidation account" was established for the benefit of certain depositors of the Bank in an amount equal to Capitol Federal Savings Bank MHC's ownership interest in the retained earnings of Capitol Federal Financial as of June 30, 2010. As of September 30, 2022, the balance of this liquidation account was $92.5 million. Under applicable federal banking regulations, neither the Company nor the Bank is permitted to pay dividends on its capital stock to its stockholders if stockholders' equity would be reduced below the amount of the liquidation account at that time.

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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value. The majority of the securities within the AFS portfolio were issued by GSEs. The Company primarily uses prices obtained from third party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third-party pricing service when determining the fair value of its securities during the years ended September 30, 2022 and 2021. The Company's major security types, based on the nature and risks of the securities, are:
•GSE Debentures - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for similar securities. (Level 2)

•MBS - Estimated fair values are based on a discounted cash flow method. Cash flows are determined based on prepayment projections of the underlying mortgages and are discounted using current market yields for benchmark securities. (Level 2)
•Corporate Bonds and Municipal Bonds - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for securities with similar credit profiles. (Level 2)

Interest Rate Swaps - The Company's interest rate swaps are designated as cash flow hedges and are reported at fair value in other assets on the consolidated balance sheet if in a gain position, and in other liabilities if in a loss position, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. See "Note 8. Deposits and Borrowed Funds" for additional information. The estimated fair values of the interest rates swaps are obtained from the counterparty and are determined by a discounted cash flow analysis using observable market-based inputs. On a quarterly basis, management corroborates the estimated fair values by internally calculating the estimated fair value using a discounted cash flow analysis with independent observable market-based inputs from a third party. No adjustments were made to the estimated fair values obtained from the counterparty during the years ended September 30, 2022 and 2021. (Level 2)

The following tables provide the level of valuation assumption used to determine the carrying value of the Company's financial instruments measured at fair value on a recurring basis at the dates presented. The Company did not have any Level 3 financial instruments measured at fair value on a recurring basis at September 30, 2022 or 2021.

	September 30, 2022
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$1,088,624	$—	$1,088,624	$—
GSE debentures	469,827	—	469,827	—
Corporate bonds	3,695	—	3,695	—
Municipal bonds	1,161	—	1,161	—
	1,563,307	—	1,563,307	—
Interest rate swaps	12,547	—	12,547	—
	$1,575,854	$—	$1,575,854	$—

	September 30, 2021
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$1,493,993	$—	$1,493,993	$—
GSE debentures	516,326	—	516,326	—
Municipal bonds	4,289	—	4,289	—
	$2,014,608	$—	$2,014,608	$—

Liabilities:
Interest rate swaps	$27,719	$—	$27,719	$—

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

Loans Receivable – Collateral dependent assets are assets evaluated on an individual basis. Those collateral dependent assets that are evaluated on an individual basis are considered financial assets measured at fair value on a non-recurring basis. The fair value of collateral dependent loans/loans individually evaluated for loss on a non-recurring basis during fiscal years 2022 and 2021 that were still held in the portfolio as of September 30, 2022 and 2021 was $4.7 million and $7.4 million, respectively. Fair values of collateral dependent loans/loans individually evaluated for loss cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan and, as such, are classified as Level 3.

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

For commercial loans, if the most recent appraisal or book value of the collateral does not reflect current market conditions due to the passage of time and/or other factors, management will adjust the existing appraised or book value based on knowledge of local market conditions, recent transactions, and estimated selling costs, if applicable. Adjustments to appraised or book values are generally based on assumptions not observable in the marketplace. The primary significant unobservable inputs for commercial loans individually evaluated during the year ended September 30, 2022 were downward adjustments to the book value of the collateral for lack of marketability. During fiscal year 2022, the adjustments ranged from 8% to 100%, with a weighted average of 21%. During fiscal year 2021, the adjustments ranged from 7% to 50%, with a weighted average of 21%. The basis utilized in calculating the weighted averages for these adjustments was the original unadjusted value of each collateral item.

OREO – OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower of cost or fair value. The fair value for OREO is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value or listing price, except for the estimated sales costs noted above. The primary significant unobservable input for OREO was the appraisal or listing price. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property and, as such, are classified as Level 3. The fair value of OREO measured on a non-recurring basis during fiscal years 2022 and 2021 that was still held in the portfolio as of September 30, 2022 and 2021 was $328 thousand and $170 thousand, respectively. The carrying value of the properties equaled the fair value of the properties at September 30, 2022 and 2021.

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

The carrying amounts and estimated fair values of the Company's financial instruments by fair value hierarchy, at the dates presented, were as follows:

	2022
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$49,194	$49,194	$49,194	$—	$—
AFS securities	1,563,307	1,563,307	—	1,563,307	—
Loans receivable	7,464,208	6,889,211	—	—	6,889,211
FHLB stock	100,624	100,624	100,624	—	—
Interest rate swaps	12,547	12,547	—	12,547	—
Liabilities:
Deposits	6,194,866	6,124,835	3,991,114	2,133,721	—
Borrowings	2,132,154	1,910,779	75,000	1,835,779	—

	2021
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$42,262	$42,262	$42,262	$—	$—
AFS securities	2,014,608	2,014,608	—	2,014,608	—
Loans receivable	7,081,142	7,534,278	—	—	7,534,278
FHLB stock	73,421	73,421	73,421	—	—
Liabilities:
Deposits	6,597,396	6,649,954	3,838,656	2,811,298	—
Borrowings	1,582,850	1,611,414	—	1,611,414	—
Interest rate swaps	27,719	27,719	—	27,719	—

15. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the changes in the components of AOCI, net of tax, for the years presented. The amounts reclassified from AOCI related to the Bank's cash flow hedges are reported as increases in interest expense within the consolidated statements of operations for each year presented, except for $3.6 million in fiscal year 2021, which was reported in the loss on interest rate swap termination line item within the consolidated statements of operations. See "Note 8. Deposits and Borrowed Funds" for additional information regarding reclassifications from AOCI related to the Bank's cash flow hedges.

	For the Year Ended September 30, 2022
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$4,651	$(20,956)	$(16,305)
Other comprehensive income (loss), before reclassifications	(159,770)	25,339	(134,431)
Amount reclassified from AOCI, net of taxes of $(1,647)	—	5,103	5,103
Other comprehensive income (loss)	(159,770)	30,442	(129,328)
Ending balance	$(155,119)	$9,486	$(145,633)

	For the Year Ended September 30, 2021
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$23,728	$(40,233)	$(16,505)
Other comprehensive income (loss), before reclassifications	(19,077)	5,712	(13,365)
Amount reclassified from AOCI, net of taxes of $(4,378)	—	13,565	13,565
Other comprehensive income (loss)	(19,077)	19,277	200
Ending balance	$4,651	$(20,956)	$(16,305)

	For the Year Ended September 30, 2020
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$10,150	$(25,049)	$(14,899)
Other comprehensive income (loss), before reclassifications	13,578	(21,458)	(7,880)
Amount reclassified from AOCI, net of taxes of $(2,014)	—	6,274	6,274
Other comprehensive income (loss)	13,578	(15,184)	(1,606)
Ending balance	$23,728	$(40,233)	$(16,505)

16. REVENUE RECOGNITION
Details of the Company's primary types of non-interest income revenue streams by financial statement line item reported in the consolidated statements of income that are within the scope of ASC Topic 606 are below. During fiscal years 2022, 2021 and 2020, revenue from contracts with customers totaled $18.1 million, $16.5 million and $14.8 million, respectively.

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

In order to participate in the card payment networks, the Company must pay various transaction related costs established by the networks ("interchange network charges"), including membership fees and a per unit charge for each transaction. The Company is acting as an agent for its debit card customers when they are utilizing the card payment networks; therefore interchange transaction fee income is reported net of interchange network charges. Interchange network charges totaled $3.6 million, $3.6 million and $3.2 million for fiscal years 2022, 2021 and 2020, respectively.

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

Insurance Commissions
Commissions are received on insurance product sales. The Company acts in the capacity of an agent between the Company's customer and the insurance carrier. The Company's performance obligation is satisfied when the terms of the policy have been agreed upon and the insurance policy becomes effective. Additionally, the Company earns performance-based incentives ("contingent insurance commissions") based on certain criteria established by the insurance carriers. Contingent insurance commissions are accrued based upon management's expectations.

Other Non-Interest Income
Trust Asset Management Income - The Company provides trust asset management services to customers. The Company primarily earns fees for these services over time as the services are provided and the Company assesses fees at each month end. Fees are charged based on a tiered scale of the market value of the individual trust asset accounts at the end of the month.

17. PARENT COMPANY FINANCIAL INFORMATION (PARENT COMPANY ONLY)
The Company serves as the holding company for the Bank (see "Note 1. Summary of Significant Accounting Policies"). The Company's (parent company only) balance sheets at the dates presented, and the related statements of income and cash flows for each of the years presented are as follows:

BALANCE SHEETS
SEPTEMBER 30, 2022 and 2021
(Dollars in thousands, except per share amounts)

	2022	2021
ASSETS:
Cash and cash equivalents	$103,977	$75,553
Investment in the Bank	955,871	1,110,339
Note receivable - ESOP	35,767	37,213
Receivable from the Bank	—	18,158
Income taxes receivable, net	454	467
Other assets	583	625
TOTAL ASSETS	$1,096,652	$1,242,355

LIABILITIES:
Deferred income tax liabilities, net	$72	$82
Payable to the Bank	81	—
Total liabilities	153	82

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 138,858,884 and 138,832,284 shares issued and outstanding as of September 30, 2022 and 2021, respectively	1,388	1,388
Additional paid-in capital	1,190,213	1,189,633
Unearned compensation - ESOP	(29,735)	(31,387)
Retained earnings	80,266	98,944
AOCI, net of tax	(145,633)	(16,305)
Total stockholders' equity	1,096,499	1,242,273
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,096,652	$1,242,355

STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 2022, 2021, and 2020
(Dollars in thousands)

	2022	2021	2020
INTEREST AND DIVIDEND INCOME:
Dividend income from the Bank	$111,745	$132,063	$68,329
Interest income from other investments	1,484	1,509	2,036
Total interest and dividend income	113,229	133,572	70,365
NON-INTEREST EXPENSE:
Salaries and employee benefits	843	908	988
Regulatory and outside services	259	287	292
Other non-interest expense	614	608	622
Total non-interest expense	1,716	1,803	1,902
INCOME BEFORE INCOME TAX EXPENSE AND EQUITY IN
EXCESS OF DISTRIBUTION OVER EARNINGS OF SUBSIDIARY	111,513	131,769	68,463
INCOME TAX (BENEFIT) EXPENSE	(49)	(62)	28
INCOME BEFORE EQUITY IN EXCESS OF
DISTRIBUTION OVER EARNINGS OF SUBSIDIARY	111,562	131,831	68,435
EQUITY IN EXCESS OF DISTRIBUTION OVER EARNINGS OF SUBSIDIARY	(27,109)	(55,749)	(3,895)
NET INCOME	$84,453	$76,082	$64,540

STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2022, 2021, and 2020
(Dollars in thousands)

	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$84,453	$76,082	$64,540
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in excess of distribution over earnings of subsidiary	27,109	55,749	3,895
Depreciation of equipment	46	45	45
Provision for deferred income taxes	(10)	(9)	91
Changes in:
Receivable from/payable to the Bank	18,239	(18,257)	—
Income taxes receivable/payable	13	25	(63)
Other assets	(10)	21	(60)
Other liabilities	—	(5)	13
Net cash provided by operating activities	129,840	113,651	68,461

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal collected on note receivable from ESOP	1,446	1,401	1,357
Net cash provided by investing activities	1,446	1,401	1,357

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payment from subsidiary related to restricted stock awards	269	169	319
Cash dividends paid	(103,131)	(117,890)	(93,862)
Repurchase of common stock	—	(4,568)	(20,767)
Stock options exercised	—	324	638
Net cash used in financing activities	(102,862)	(121,965)	(113,672)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,424	(6,913)	(43,854)

CASH AND CASH EQUIVALENTS:
Beginning of year	75,553	82,466	126,320
End of year	$103,977	$75,553	$82,466

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of September 30, 2022.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2022, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Management has concluded that the Company maintained an effective system of internal control over financial reporting based on these criteria as of September 30, 2022.

The Company's independent registered public accounting firm, Deloitte & Touche LLP, Kansas City, Missouri (Auditor Firm ID: 34), who audited the consolidated financial statements included in Item 8 of this annual report, has issued an audit report on the Company's internal control over financial reporting as of September 30, 2022 and it is included in Item 8.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item concerning the Company's directors and executive officers and any delinquent reports under Section 16(a) of the Act is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in January 2023, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Information required by this item regarding the audit committee of the Company's Board of Directors, including information regarding the audit committee financial experts serving on the committee, is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in January 2023, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Code of Ethics
We have adopted a written code of ethics within the meaning of Item 406 of SEC Regulation S-K that applies to our principal executive officer and senior financial officers, and to all of our other employees and our directors, a copy of which is available free of charge in the Investor Relations section of our website, www.capfed.com.

Item 11.  Executive Compensation

Information required by this item concerning compensation is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in January 2023, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in January 2023, a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table sets forth information as of September 30, 2022 with respect to compensation plans under which shares of our common stock may be issued.

Equity Compensation Plan Information
Number of Shares
Remaining Available
for Future Issuance
	Number of Shares		Under Equity
	to be issued upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Shares
	Outstanding Options,	Outstanding Options,	Reflected in the
Plan Category	Warrants and Rights	Warrants and Rights	First Column)
Equity compensation plans
approved by stockholders	381,374	$12.51	5,963,748	(1)
Equity compensation plans not
approved by stockholders	N/A	N/A	N/A
	381,374	$12.51	5,963,748

(1)This amount includes 1,585,719 shares available for future grants of restricted stock under the Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item concerning certain relationships, related transactions and director independence is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in January 2023, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Principal Accountant Fees and Services
Information required by this item concerning principal accountant fees and services is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in January 2023, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following is a list of documents filed as part of this report:

(1)Financial Statements:
The following financial statements are included under Part II, Item 8 of this Form 10-K:
1.Reports of Independent Registered Public Accounting Firm.
2.Consolidated Balance Sheets as of September 30, 2022 and 2021.
3.Consolidated Statements of Income for the Years Ended September 30, 2022, 2021, and 2020.
4.Consolidated Statements of Comprehensive Income for the Years Ended September 30, 2022, 2021, and 2020.
5.Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2022, 2021, and 2020.
6.Consolidated Statements of Cash Flows for the Years Ended September 30, 2022, 2021, and 2020.
7.Notes to Consolidated Financial Statements for the Years Ended September 30, 2022, 2021, and 2020.

(2)Financial Statement Schedules:
All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(3)Exhibits:
See "Index to Exhibits."

Item 16. Form 10-K Summary
None

INDEX TO EXHIBITS

Exhibit Number	Document
3(i)	Charter of Capitol Federal Financial, Inc., as filed on May 6, 2010, as Exhibit 3(i) to Capitol Federal Financial, Inc.'s Registration Statement on Form S-1 (File No. 333-166578) and incorporated herein by reference
3(ii)	Bylaws of Capitol Federal Financial, Inc., as amended, filed on March 30, 2020, as Exhibit 3.2 to Form 8-K for Capitol Federal Financial Inc. and incorporated herein by reference
4	Description of the Registrant's Securities, as filed on November 27, 2019, as Exhibit 4 to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.1(i)	Form of Change of Control Agreement with each of John B. Dicus, Kent G. Townsend, and Rick C. Jackson filed on January 20, 2011 as Exhibit 10.1 to the Registrant's Current Report on Form 8-K and incorporated herein by reference*
10.1(ii)	Form of Change of Control Agreement with Natalie G. Haag filed on November 29, 2012 as Exhibit 10.1(iv) to the Registrant's Annual Report on Form 10-K and incorporated herein by reference*
10.1(iii)	Form of Change of Control Agreement with Daniel L. Lehman filed on November 29, 2016 as Exhibit 10.1(v) to the Registrant's Annual Report on Form 10-K and incorporated herein by reference*
10.1(iv)	Form of Change of Control Agreement with Robert D. Kobbeman filed on November 29, 2018 as Exhibit 10.1(iv) to the Registrant's Annual Report on Form 10-K and incorporated herein by reference*
10.1(v)	Form of Change of Control Agreement with Anthony S. Barry filed on May 10, 2019 as Exhibit 10.1(vi) to the Registrant's March 31, 2019 Form 10-Q and incorporated herein by reference*
10.2	Capitol Federal Financial's 2000 Stock Option and Incentive Plan (the "Stock Option Plan") filed on April 13, 2000 as Appendix A to Capitol Federal Financial's Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference*
10.3	Capitol Federal Financial Deferred Incentive Bonus Plan, as amended, filed on May 8, 2020 as Exhibit 10.3 to the Registrant's March 31, 2020 Form 10-Q and incorporated herein by reference*
10.4	Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference*
10.5	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference*
10.6	Description of Director Fee Arrangements*
10.7	Short-term Performance Plan, as amended, filed on May 8, 2020 as Exhibit 10.7 to the Registrant's March 31, 2020 Form 10-Q and incorporated herein by reference*
10.8	Capitol Federal Financial, Inc. 2012 Equity Incentive Plan (the "Equity Incentive Plan") filed on December 22, 2011 as Appendix A to Capitol Federal Financial, Inc.'s Proxy Statement (File No. 001-34814) and incorporated herein by reference*
10.9	Form of Incentive Stock Option Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.12 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference*
10.10	Form of Non-Qualified Stock Option Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.13 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference*
10.11	Form of Stock Appreciation Right Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.14 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference*
10.12	Form of Restricted Stock Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.15 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference*
14	Code of Ethics**
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer, and Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer
101
The following information from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the SEC on November 23, 2022, has been formatted in Inline eXtensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets at September 30, 2022 and 2021, (ii) Consolidated Statements of Income for the fiscal years ended September 30, 2022, 2021, and 2020, (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended September 30, 2022, 2021, and 2020, (iv) Consolidated Statement of Stockholders' Equity for the fiscal years ended September 30, 2022, 2021, and 2020, (v) Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2022, 2021, and 2020, and (vi) Notes to the Consolidated Financial Statements

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

CAPITOL FEDERAL FINANCIAL, INC.

Date: November 23, 2022	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ John B. Dicus	By:	/s/ Michael T. McCoy, M.D.
	John B. Dicus, Chairman, President		Michael T. McCoy, M.D., Director
	and Chief Executive Officer		Date: November 23, 2022
(Principal Executive Officer)
	Date: November 23, 2022	By:	/s/ James G. Morris
James G. Morris, Director
By:	/s/ Kent G. Townsend		Date: November 23, 2022
Kent G. Townsend, Executive Vice President,
	Chief Financial Officer and Treasurer	By:	/s/ Michel' P. Cole
	(Principal Financial Officer)		Michel' P. Cole, Director
	Date: November 23, 2022		Date: November 23, 2022

By:	/s/ Jeffrey R. Thompson	By:	/s/ Carlton A. Ricketts
	Jeffrey R. Thompson, Director		Carlton A. Ricketts, Director
	Date: November 23, 2022		Date: November 23, 2022

By:	/s/ Jeffrey M. Johnson	By:	/s/ Tara D. Van Houweling
	Jeffrey M. Johnson, Director		Tara D. Van Houweling, First Vice President
	Date: November 23, 2022		and Reporting Director
(Principal Accounting Officer)
By:	/s/ Morris J. Huey II		Date: November 23, 2022
Morris J. Huey II, Director
Date: November 23, 2022